Form 10-Q
period 2005-09-30
BRINKS CO
filed 2005-11-08
CIK 78890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q




            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005
                                               ------------------

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

       Registrant's telephone number, including area code: (804) 289-9600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes X     No
                     ---      ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes  X     No
                                                ---     ---

Indicate by check mark whether the  registrant is a shell Company (as defined in
Rule 12b-2 of the Exchange Act). Yes      No  X
                                    ---      ---

As of November 3, 2005, 58,741,521 shares of $1 par value common stock were outstanding.

Part I - Financial Information
------------------------------

                               The Brink's Company
                                and subsidiaries

                           Consolidated Balance Sheets



                                                           September 30,             December 31,
(In millions)                                                 2005                      2004
------------------------------------------------------------------------------------------------

                                                           (Unaudited)
                                    ASSETS

Current assets:
   Cash and cash equivalents                               $     185.1                   169.0
   Accounts receivable, net                                      784.0                   749.5
   Prepaid expenses and other                                     66.2                    58.1
   Deferred income taxes                                          93.7                   116.0
------------------------------------------------------------------------------------------------
     Total current assets                                      1,129.0                 1,092.6

Property and equipment, net                                      976.8                   914.0
Goodwill                                                         269.3                   259.6
Deferred income taxes                                            272.1                   234.7
Other assets                                                     217.2                   177.3
------------------------------------------------------------------------------------------------

     Total assets                                          $   2,864.4                 2,678.2
================================================================================================

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings                                   $      48.8                    27.5
   Current maturities of long-term debt                           37.7                    35.1
   Accounts payable                                              368.0                   357.0
   Accrued liabilities                                           575.8                   612.5
------------------------------------------------------------------------------------------------
     Total current liabilities                                 1,030.3                 1,032.1

Long-term debt                                                   184.0                   181.6
Accrued pension costs                                            149.5                   117.0
Postretirement benefits other than pensions                      323.0                   331.2
Deferred revenue                                                 148.1                   139.5
Deferred income taxes                                             25.6                    26.0
Other liabilities                                                237.9                   176.8
------------------------------------------------------------------------------------------------
     Total liabilities                                         2,098.4                 2,004.2

Commitments and contingent liabilities (notes 5 and 8)

Shareholders' equity:
   Common stock                                                   58.7                    56.7
   Capital in excess of par value                                530.3                   457.4
   Retained earnings                                             442.0                   352.9
   Accumulated other comprehensive loss                         (175.4)                 (148.1)
   Employee benefits trust, at market value                      (89.6)                  (44.9)
------------------------------------------------------------------------------------------------
     Total shareholders' equity                                  766.0                   674.0
------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity            $   2,864.4                 2,678.2
================================================================================================

See accompanying notes to consolidated financial statements.

                               The Brink's Company
                                and subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)




                                                                   Three Months                    Nine Months
                                                                Ended September 30,            Ended September 30,
(In millions, except per share amounts)                       2005             2004          2005            2004
-------------------------------------------------------------------------------------------------------------------

Revenues                                                  $ 1,389.3          1,195.0       3,928.8         3,421.0

Expenses:
Operating expenses                                          1,157.2            995.4       3,342.9         2,883.8
Selling, general and administrative expenses                  171.4            141.5         459.5           413.4
-------------------------------------------------------------------------------------------------------------------
   Total expenses                                           1,328.6          1,136.9       3,802.4         3,297.2
Other operating income, net                                     5.5              0.6          11.0             6.4
-------------------------------------------------------------------------------------------------------------------
   Operating profit                                            66.2             58.7         137.4           130.2

Interest expense                                               (4.8)            (6.0)        (15.5)          (17.6)
Interest and other income, net                                  2.5              2.4           6.1             6.7
Minority interest                                              (4.3)            (3.4)        (11.1)           (8.1)
-------------------------------------------------------------------------------------------------------------------
   Income from continuing operations before income taxes       59.6             51.7         116.9           111.2
Income tax expense                                             21.1             14.0          50.6            43.7
-------------------------------------------------------------------------------------------------------------------
   Income from continuing operations                           38.5             37.7          66.3            67.5

-------------------------------------------------------------------------------------------------------------------
Income from discontinued operations, net of tax                27.3              0.4          28.4            15.0
-------------------------------------------------------------------------------------------------------------------
   Net income                                             $    65.8             38.1          94.7            82.5
===================================================================================================================


Net income per common share:
   Basic:
     Continuing operations                                $    0.68             0.69          1.18             1.24
     Discontinued operations                                   0.49             -             0.51             0.28
-------------------------------------------------------------------------------------------------------------------
                                                          $    1.17             0.69          1.69             1.52
===================================================================================================================

   Diluted:
     Continuing operations                                $    0.67             0.68          1.17             1.23
     Discontinued operations                                   0.48             -             0.50             0.27
-------------------------------------------------------------------------------------------------------------------
                                                          $    1.15             0.68          1.67             1.50
===================================================================================================================


Cash dividends paid per common share                      $   0.025            0.025         0.075            0.075
===================================================================================================================


See accompanying notes to consolidated financial statements.

                               The Brink's Company
                                and subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                                             Nine Months
                                                                                         Ended September 30,
(In millions)                                                                         2005                2004
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                      $     94.7                82.5
Adjustments to reconcile net income to net cash provided by operating activities:
      Income from discontinued operations, net of tax                                (28.4)              (15.0)
      Depreciation and amortization                                                  139.7               128.1
      Impairment charges from subscriber disconnects                                  32.9                29.4
      Amortization of deferred revenue                                               (21.7)              (19.5)
      Impairment of other long-lived assets                                            0.2                 5.1
      Aircraft heavy maintenance expense                                              18.3                20.6
      Deferred income taxes                                                           12.8                23.1
      Provision for uncollectible accounts receivable                                  2.9                 4.3
      Postretirement benefit funding (more) less than expense:
       Pension                                                                        37.7                14.6
       Other than pension                                                             (7.8)              (58.9)
      Other operating, net                                                            18.0                12.2
      Changes in operating assets and liabilities, net of effects of acquisitions:
         Accounts receivable                                                         (68.2)              (86.5)
         Accounts payable and accrued liabilities                                     82.7                67.5
         Deferred subscriber acquisition costs                                       (16.9)              (14.4)
         Deferred revenue from new subscribers                                        30.2                25.9
         Prepaid and other current assets                                            (15.5)              (16.3)
         Other, net                                                                  (15.5)               (6.6)
      Discontinued operations, net                                                     -                   0.2
---------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                            296.1               196.3
---------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Capital expenditures                                                                (236.8)             (153.9)
Aircraft heavy maintenance expenditures                                              (18.3)              (17.5)
Acquisitions                                                                         (51.3)              (14.8)
Proceeds from disposal of:
   Coal business                                                                       5.0                 -
   Timber business                                                                     -                  33.7
   Less purchase of equipment formerly leased                                          -                  (6.2)
   Gold business                                                                       -                   1.1
   Property and equipment and other assets                                             5.5                 9.8
Other, net                                                                            (6.5)                1.4
Discontinued operations, net                                                           -                  (0.8)
---------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                               (302.4)             (147.2)
---------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Long term debt:
   Additions                                                                          90.1                59.0
   Repayments                                                                        (86.0)              (82.0)
Short-term borrowings, net                                                            25.2                (7.0)
Dividends to shareholders of the Company                                              (4.2)               (4.0)
Dividends to minority interest holders in subsidiaries                                (6.3)               (4.4)
Proceeds from exercise of stock options                                               10.2                12.7
Other                                                                                 (1.0)                0.2
---------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                      28.0               (25.5)
---------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                               (5.6)               (2.2)
---------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                             16.1                21.4
Cash and cash equivalents at beginning of period                                     169.0               128.7
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $    185.1               150.1
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

The Company's unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission. Accordingly, the unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior-period amounts have been reclassified to conform to the current period's financial statement presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Pro forma earnings per share

The Company accounts for share-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company grants stock options with an exercise price equal to the market price on the date of grant and, as a result, the Company has not recognized any compensation expense related to its stock option plans.

Had compensation costs for share-based compensation plans been determined based on the fair value of awards at the grant dates consistent with the optional recognition provision of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," net income and net income per share would have approximated the pro forma amounts indicated below:



                                                                   Three Months                    Nine Months
                                                                Ended September 30,            Ended September 30,
(In millions, except per share amounts)                       2005             2004          2005            2004
--------------------------------------------------------------------------------------------------------------------
Net income:
   As reported                                            $    65.8             38.1          94.7            82.5
   Less: share-based compensation expense determined
   under fair-value method, net of related tax effects         (1.2)            (1.1)         (2.9)           (2.5)
--------------------------------------------------------------------------------------------------------------------
   Pro forma                                              $    64.6             37.0          91.8            80.0
====================================================================================================================

Net income per share:
   Basic, as reported                                     $     1.17            0.69           1.69            1.52
   Basic, pro forma                                             1.15            0.67           1.64            1.47
   Diluted, as reported                                   $     1.15            0.68           1.67            1.50
   Diluted, pro forma                                           1.13            0.67           1.62            1.45
--------------------------------------------------------------------------------------------------------------------


In these tables, the fair value of each stock option grant is estimated at the time of the grant using the Black-Scholes option-pricing model. The fair value of options that vest entirely at the end of a fixed period, generally three years, is estimated using a single option approach and amortized on a straight line basis over the total vesting period. The fair value of options that vest ratably over three years is estimated using a multiple-option approach and amortized on a straight line basis over each separate vesting period. Forfeitures are recognized when they occur. If a different option-pricing model had been used, results may have been different.

The assumptions used and the resulting weighted-average grant-date estimates of fair value for options granted in the periods ended September 30, 2005 and 2004 are below.



                                                      Three Months                Nine Months
                                                   Ended September 30,        Ended September 30,
                                                    2005         2004          2005         2004
--------------------------------------------------------------------------------------------------
Options granted:
     In millions                                      0.7          0.8           0.7          0.9
     Weighted-average exercise price per share  $   35.80        32.71         35.80        31.82

Weighted-average assumptions:
     Expected dividend yield                          0.5%         0.5%          0.5%         0.5%
     Expected volatility                               34%          32%           34%          32%
     Risk-free interest rate                          3.8%         3.4%          3.8%         3.3%
     Expected term in years                           4.1          3.8           4.1          3.8

Fair value estimates:
     In millions                                $     7.7          7.6           7.7          8.2
     Weighted-average per share                 $   11.16         9.17         11.16         8.82
==================================================================================================

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB 25. SFAS No. 123R eliminates the use of the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the fair value of those awards. The Company is required to adopt SFAS 123R effective January 1, 2006. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, except that entities also are allowed to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The Company has not determined which of the adoption methods it will use.

The Company currently utilizes Black-Scholes, a standard option pricing model, to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use this model, the standard also permits the use of a "lattice" model. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS No. 123R.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Contingent Asset Retirement Obligations" ("FIN 47"), an interpretation of FASB Statement No. 143, "Asset Retirement Obligations" ("SFAS 143"). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS 143 refers to a legal obligation associated with the retirement of a tangible long-lived asset in which the timing and (or) method of settlement is conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated, even if conditional on a future event. The effect of applying FIN 47 will be recognized as a cumulative effect of a change in accounting principle. The Company has conditional asset retirement obligations primarily associated with leased facilities. The Company is currently evaluating the impact of FIN 47 and will adopt this interpretation in the fourth quarter of 2005.

In July 2005 the FASB issued FSP APB 18-1, "Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence" (the "FSP"). The FSP requires an investor's proportionate share of an investee's equity adjustments for other comprehensive income to be offset against the carrying value of the investment at the time significant influence is lost. The FSP requires comparative financial statements be retroactively adjusted to reflect the provisions of the FSP. The Company will adopt the FSP in the fourth quarter of 2005. The carrying value (before the effect of the new FSP) of Brink's cost method investment that was previously accounted for under the equity method was $8.9 million at September 30, 2005 and December 31, 2004. At the date of adoption, cumulative currency losses ($14.5 million at September 30, 2005 and December 31, 2004) will be reclassified from accumulated other comprehensive loss and increase the carrying value of the Company's related investment. This reclassification will have no effect on net income.

The Company recorded restructuring and severance costs at its Brink's unit of $1.3 million in the third quarter and $13.5 for the first nine months of 2005, an increase of approximately $11 million over the level of similar expenses recorded last year. In addition, Brink's recorded $1.5 million higher lease expense for the first nine months of 2005 compared to the same period in 2004 primarily to record expense on a straight-line basis for certain of its leases that have fixed escalation rent clauses. In the first nine months of 2004, Brink's recorded $3.8 million of expenses related to tax matters, including $1.8 million of expenses related to unpaid value-added taxes and customs duties.

The Company recorded a reduction to expenses of approximately $1.2 million in the third quarter and approximately $3.3 million in the first nine months of 2005 in its BHS unit to reflect a revision to the estimate for the allowance for doubtful accounts.

During the first nine months of 2005, the Company recorded charges of approximately $2.9 million in the Americas region of BAX Global covering ancillary costs which management has concluded cannot be billed back to customers. During the third quarter of 2005, the Company recorded a provision for doubtful accounts of $1.6 million related to a bankruptcy filing of a BAX Global customer in early October 2005. During the third quarter of 2004 BAX Global recorded an impairment loss of $4.7 million due to a decision to abandon the development and installation of software.

The Company received dividends of $1.5 million in the third quarter and $3.5 million in the first nine months of 2005 from a real estate investment. The Company recognized gains of $2.8 million in the third quarter of 2005 due to the transfer of liabilities to the buyer of a former coal operation.

During the third quarter of 2005 the Company recognized a $27.4 million tax benefit related to its former natural resource businesses due to finalizing discussions with the Internal Revenue Service.

Note 2 - Earnings per share

Basic and diluted weighted-average share information used to compute the Company's earnings per share was as follows:



                                                          Three Months            Nine Months
                                                       Ended September 30,    Ended September 30,
(In millions of shares)                                 2005         2004      2005          2004
--------------------------------------------------------------------------------------------------
Weighted-average shares outstanding:
   Basic                                                 56.4         54.8      56.0         54.4
   Effect of dilutive stock options                       0.7          0.7       0.7          0.6
--------------------------------------------------------------------------------------------------
   Diluted                                               57.1         55.5      56.7         55.0
==================================================================================================

Antidilutive stock options excluded from computation      -            0.8       0.2          0.5
==================================================================================================


Shares of the Company's common stock held by The Brink's Company Employee Benefits Trust (the "Trust") that have not been allocated to employees under the Company's various benefit plans are excluded from earnings per share calculations since they are treated as treasury shares for the calculation of earnings per share. During the second quarter of 2005, the Board of Directors approved the issuance of an additional 2.1 million shares of common stock to the Trust, and the shares were issued in June 2005. The Trust held 2.2 million unallocated shares at September 30, 2005 and 1.8 million unallocated shares at September 30, 2004.

Note 3 - Pension and other postretirement benefits

Pension

The Company has defined benefit pension plans covering substantially all U.S. non-union employees who meet certain minimum requirements. In October 2005, the Company announced that benefit levels for its U.S. defined benefit pension plans would be frozen effective December 31, 2005. As a result, participants in The Brink's Company Pension Retirement Plan and The Brink's Company Pension Equalization Plan will cease to earn additional benefits after 2005, although participants who have not met requirements for vesting will continue to accrue vesting service in accordance with terms of the plans. In addition, the Company announced that beginning January 1, 2006, the matching contribution under The Brink's Company 401(k) Plan will increase from 75% to 125% of the first 5% of compensation saved through the 401(k) Plan.

The Company also has other defined benefit plans for eligible non-U.S. employees. The net pension cost for the Company's U.S. and non-U.S. pension plans was as follows:




                                                       U.S. Plans           Non-U.S. Plans          Total
---------------------------------------------------------------------------------------------------------------
(In millions)                                      2005         2004       2005       2004      2005      2004
---------------------------------------------------------------------------------------------------------------
Three months ended September 30,
Service cost                                   $    7.1          5.6        2.6        2.1       9.7       7.7
Interest cost on projected benefit obligation      11.0         10.2        2.7        2.3      13.7      12.5
Return on assets - expected                       (12.5)       (12.4)      (2.6)      (2.2)    (15.1)    (14.6)
Other amortization, net                             5.9          3.5        0.8        0.8       6.7       4.3
Curtailment loss                                    0.1          -          -          -         0.1       -
---------------------------------------------------------------------------------------------------------------
Net pension cost                               $   11.6          6.9        3.5        3.0      15.1       9.9
===============================================================================================================

Nine months ended September 30,
Service cost                                   $   21.2         17.9        7.7        6.4      28.9      24.3
Interest cost on projected benefit obligation      32.8         30.8        8.1        7.0      40.9      37.8
Return on assets - expected                       (37.5)       (37.2)      (7.6)      (6.5)    (45.1)    (43.7)
Other amortization, net                            17.1         10.8        2.5        2.4      19.6      13.2
Curtailment loss                                    0.1          -          -          -         0.1       -
---------------------------------------------------------------------------------------------------------------
Net pension cost                               $   33.7         22.3       10.7        9.3      44.4      31.6
===============================================================================================================


Based on December 31, 2004 assumptions and funding regulations, the Company was not required to make a contribution to the primary U.S. plan in 2005. No decision has been made as to whether or not a voluntary contribution will be made this year to the primary U.S. pension plan. The Company made contributions to its non-U.S. pension plans of $2.3 million in the third quarter of 2005 and $7.0 million in the first nine months of 2005. The Company expects to contribute approximately $9 million to its non-U.S. pension plans for the full year of 2005.

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



                                         Coal-related plans             Other plans                  Total
---------------------------------------------------------------------------------------------------------------
(In millions)                            2005         2004           2005         2004        2005        2004
---------------------------------------------------------------------------------------------------------------
Three months ended September 30,
Service cost                         $    -            -              0.2          0.3         0.2         0.3
Interest cost on accumulated
   postretirement benefit
   obligations ("APBO")                   8.4          8.0            0.3          0.4         8.7         8.4
Return on assets - expected              (3.8)        (2.3)           -            -          (3.8)       (2.3)
Amortization of losses                    3.8          3.3            0.1          0.1         3.9         3.4
---------------------------------------------------------------------------------------------------------------
Net postretirement benefit costs     $    8.4          9.0            0.6          0.8         9.0         9.8
===============================================================================================================

Nine months ended September 30,
Service cost                         $    -            -              0.7          0.9         0.7         0.9
Interest cost on accumulated
   postretirement benefit
   obligations ("APBO")                  25.4         24.2            1.1          1.3        26.5        25.5
Return on assets - expected             (11.3)        (6.9)           -            -         (11.3)       (6.9)
Amortization of losses                   12.0         10.1            0.3          0.2        12.3        10.3
---------------------------------------------------------------------------------------------------------------
Net postretirement benefit costs     $   26.1         27.4            2.1          2.4        28.2        29.8
===============================================================================================================


Pneumoconiosis (Black Lung) Benefits
The Company is self-insured with respect to black lung benefits. The components of net periodic postretirement benefit costs related to black lung benefits were as follows:


                                        Three Months             Nine Months
                                     Ended September 30,     Ended September 30,
(In millions)                         2005         2004       2005        2004
--------------------------------------------------------------------------------

Interest cost on APBO               $   0.7          0.8        2.2         2.6
Amortization of losses                  0.2          0.2        0.9         1.1
--------------------------------------------------------------------------------
Net periodic postretirement costs   $   0.9          1.0        3.1         3.7
================================================================================

Note 4 - Acquisitions

During the first six months of 2005, Brink's acquired security operations in Luxembourg, Scotland, Ireland, Hungary, Poland and the Czech Republic. The aggregate purchase price for these acquisitions was $51.3 million. No acquisitions were made in the third quarter of 2005. During the first quarter of 2004, Brink's acquired security operations in Greece.

                                       Acquisition completed     Purchase price
Location                               in the quarter ended       (in millions)
-------------------------------------------------------------------------------
Greece                                   March 31, 2004          $      11.9
Other                                  September 30, 2004                2.9
-------------------------------------------------------------------------------
                                                                        14.8
===============================================================================

Luxembourg, Scotland and Ireland         March 31, 2005          $      41.4
Hungary, Poland and the Czech Republic    June 30, 2005                  9.9
-------------------------------------------------------------------------------
                                                                 $      51.3
===============================================================================


These acquisitions have been accounted for as business combinations. Under the purchase method of accounting, assets acquired and liabilities assumed from these operations are recorded at fair value on the date of acquisition. The consolidated statements of operations include the results of operations for an acquired entity from the date of acquisition. The results of the acquired operations were not material to the Company's consolidated statements of operation for the periods presented.

The above purchase prices for 2005 acquisitions have been preliminarily allocated based on estimates of fair value of assets acquired and liabilities assumed. The final valuation of net assets is expected to be completed as soon as possible, but not later than one year from the acquisition date in accordance with U.S. GAAP.

Note 5 - Discontinued operations


                                                          Three Months                    Nine Months
                                                       Ended September 30,            Ended September 30,
(In millions)                                        2005             2004          2005            2004
----------------------------------------------------------------------------------------------------------
Gain (loss) on sales of:
   Timber                                        $      -                -             -             20.7
   Gold                                                 -                -             -             (0.9)

Loss from operations:
   Timber                                               -                -             -             (0.5)
   Gold                                                 -                -             -             (1.2)

Adjustments to contingent liabilities of former
   operations (see note 8):
   Withdrawal liability                                 -                -            6.1             8.1
   Other                                              (0.2)             0.7          (4.6)           (2.9)
----------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations
   before income taxes                                (0.2)             0.7           1.5            23.3
Income tax benefit (expense)                          27.5             (0.3)         26.9            (8.3)
----------------------------------------------------------------------------------------------------------
Income from discontinued operations              $    27.3              0.4          28.4            15.0
==========================================================================================================

Gain (loss) on sales

Timber
In December 2003, the Company sold a portion of its timber business for $5.4 million in cash and recognized a $4.8 million pretax gain in discontinued operations in the fourth quarter of 2003. The Company received $33.7 million in 2004 for the remaining portion of its timber business. After deducting the book value of related assets and the payment of $6.2 million in 2004 to purchase equipment formerly leased, the Company recognized a $20.7 million pretax gain in discontinued operations in the first nine months of 2004.

Gold
In February 2004, the Company completed the sale of its gold operations for approximately $1.1 million in cash plus the assumption of liabilities and recognized a $0.9 million loss.

Loss from operations

The results of operations of the former natural resource businesses through the date of the related sale have been classified as discontinued operations for all periods presented.

Income taxes

During the third quarter of 2005, the Company finalized discussions with the Internal Revenue Service over certain tax credit carryforwards related to the former natural resources businesses. The Company recognized a $27.4 million tax benefit in discontinued operations in the third quarter of 2005 as a result of the settlement. The benefit does not result in current cash receipts but has increased the Company's tax credit carryforwards available to reduce future U.S. income tax payments.

Note 6 - Supplemental cash flow information


                                                              Nine Months
                                                          Ended September 30,
(In millions)                                             2005           2004
-----------------------------------------------------------------------------
Cash paid for:
   Interest                                           $   19.3           14.5
   Income taxes, net of refunds                           44.8           17.7
=============================================================================

Other noncash financing activities - settlement of
   employee benefits with Company common shares       $   17.4           14.1
=============================================================================


As part of its changes to benefit plans, beginning on January 1, 2006, the Company will make matching contributions related to its 401(k) plans in cash rather than in the Company's stock.

Note 7 - Comprehensive income




                                                         Three Months                    Nine Months
                                                      Ended September 30,            Ended September 30,
(In millions)                                       2005             2004          2005            2004
---------------------------------------------------------------------------------------------------------
Net income                                      $    65.8             38.1          94.7            82.5
Other comprehensive income (loss), net of
    reclasses and taxes:
     Foreign currency translation adjustments         3.3              8.8         (27.6)           (2.7)
     Cash flow hedges                                 -                0.3           -               0.6
     Marketable securities                            0.3              -             0.3            (2.7)
     Minimum pension liability                        -                -             -              (0.5)
---------------------------------------------------------------------------------------------------------
Comprehensive income                            $    69.4             47.2          67.4            77.2
=========================================================================================================


Note 8 - Contingencies

Value-added taxes and customs duties

During 2004, the Company determined that one of its non-U.S. Brink's, Incorporated business units had not paid foreign customs duties and value-added taxes with respect to the importation of certain goods and services. The Company has been advised that there could be civil and criminal penalties asserted for the non-payment of these customs duties and value-added taxes. To date no penalties have been asserted. The business unit has commenced discussions with the appropriate governmental authorities in the affected jurisdiction regarding this matter, provided an accounting of unpaid value-added taxes and customs duties, and made payments covering its calculated unpaid value-added taxes.

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



                                                    Three Months            Nine Months
                                                 Ended September 30,    Ended September 30,
(In millions)                                           2004                   2004
-------------------------------------------------------------------------------------------
Penalties on unpaid value-added taxes          $         -                      0.4
Duties                                                  (0.2)                   0.7
-------------------------------------------------------------------------------------------
Amount charged to operating expenses                    (0.2)                   1.1
Interest expense on unpaid value-added taxes
   and customs duties                                   (0.1)                   0.7
-------------------------------------------------------------------------------------------
                                               $        (0.3)                   1.8
===========================================================================================


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

Health Benefit Act

The Company is obligated to pay premiums to the United Mine Workers of America ("UMWA") Combined Benefit Fund, as described in the Company's 2004 Annual Report on Form 10-K. At September 30, 2005, the Company had $179 million recorded for the obligation, reflecting the recorded liability at December 31, 2004 less payments made in 2005. This liability is adjusted annually as new historical data is received and assumptions used to estimate the obligations change.

Withdrawal liability

The Company withdrew from the UMWA 1950 and 1974 pension plans in June 2005 as the last employees working under UMWA labor agreements left the Company. In addition, during the first half of 2005, the UMWA reduced the estimate of the underfunded status of the plans, and accordingly, the Company reduced its estimated $36.6 million withdrawal liability by $6.1 million to $30.5 million. As a result of the withdrawal from these coal-related plans, the Company expects to be obligated to pay to the plans $30.5 million, which represents the Company's portion of the underfunded status of the plans as of June 30, 2004, as determined by the plan agreements and by law.

During the first nine months of 2004, the Company reduced its estimate of the withdrawal liability by $8.1 million to reflect changes in estimates at that time.

Income taxes

The Company and its subsidiaries are subject to tax examinations in various U.S. and foreign jurisdictions and the Company has accrued approximately $17 million for related contingencies. While it is difficult to predict the final outcome of the various issues that may arise during an examination, the Company believes that it has adequately provided for all contingent income tax liabilities and interest.

Other loss contingencies

The Company recorded $4.8 million in the first nine months of 2005, to reflect an increase in the estimated cost of reclamation at its former coal mines. The estimate of the cost of reclamation may change in the future. The Company also has other contingent liabilities, primarily related to former operations, including those for expected settlement of coal-related workers' compensation claims.

The Company recorded $2.9 million expense in the first nine months of 2004 primarily related to the settlement of legal matters related to its former coal operations.

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

Insurance claims
The Company expects to file insurance claims related to damage and business interruption sustained from Hurricane Katrina. As of September 30, 2005 the Company has recorded a receivable of $1.9 million for claims to be filed, which approximates the amount of hurricane-related expenses recognized during the third quarter of 2005. The Company expects to recognize gains when the settlements are finalized by the insurance provider.

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


Operations
================================================================================
The Brink's Company (along with its subsidiaries, the "Company") has three operating segments:


o  Brink's, Incorporated ("Brink's")    Brink's offers services globally
                                        including armored car transportation,
                                        automated teller machine ("ATM")
                                        replenishment and servicing, currency
                                        and deposit processing, including its
                                        "Cash Logistics" operations, coin
                                        sorting and wrapping, arranging the
                                        secure air transportation of valuables
                                        ("Global Services") and the deploying
                                        and servicing of safes and safe control
                                        devices, including its patented
                                        CompuSafe(R) service.

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

The Company has significant liabilities associated with its former coal operations and expects to have significant ongoing expenses and cash outflows related to its former coal operations. The Company has funded a portion of its coal operations related postretirement benefit obligation using a Voluntary Employees' Beneficiary Association trust (the "VEBA"). The VEBA is reflected in the Company's balance sheets as a reduction of the postretirement benefit obligations.

RESULTS OF OPERATIONS
================================================================================

Overview

                                  Three Months                  Nine Months
                               Ended September 30,          Ended September 30,
(In millions)                   2005         2004          2005            2004
--------------------------------------------------------------------------------
Income from:
   Continuing operations    $    38.5         37.7          66.3            67.5
   Discontinued operations       27.3          0.4          28.4            15.0
--------------------------------------------------------------------------------
     Net income             $    65.8         38.1          94.7            82.5
================================================================================


The income items in the above table are reported after tax.

Income from continuing operations before income taxes improved in the third quarter of 2005 versus the prior year primarily due to much higher operating profit at BAX Global. Despite higher pretax income from continuing operations this quarter, after tax income was lower than in the prior-year period as a result of the favorable resolution of contingency matters in 2004 which lowered last year's effective tax rate for the quarter.

BAX Global's operating profit for 2005 increased from the prior year primarily as a result of higher volumes and improved margins in Asia-Pacific. In addition, a $4.7 million impairment loss was recognized in the third quarter of 2004.

Income from continuing operations was lower for the first nine months of 2005 compared to the same periods last year despite higher operating profit. The Company recorded a one-time $4.4 million pretax gain within interest and other income, net during the first quarter of 2004 upon conversion of the Company's VEBA from a general corporate asset to one specifically restricted to pay certain coal-related postretirement liabilities. In addition, the effective tax rate was lower in 2004 primarily due to the favorable resolution of contingency matters during the third quarter.

Operating profits improved during the first nine months of 2005 versus the prior year as stronger performance in both BAX Global and BHS more than offset softer results at Brink's. Brink's operating profit was down year over year largely due to the effects of reduced volumes and related restructuring and severance costs in Europe.

Income from discontinued operations included approximately $27.4 million in the third quarter of 2005 related to the favorable resolution of contingent tax matters associated with the former coal and natural gas businesses. Income from discontinued operations in the first nine months of 2005 and 2004 also includes net favorable adjustments to other contingent liabilities. The first nine months of 2004 also included a $20.7 million pretax gain on the sale of the timber business.

As mentioned in note 3 to the consolidated financial statements, the Company announced the freezing of pension benefit levels for its U.S. defined benefit pension plans effective December 31, 2005 and the enhancing of benefits for its U.S. defined contribution plan participants. The Company's net costs for benefits would have been approximately $35 million lower for the full year 2005 if these changes had been effective at the beginning of 2005.

Value-Added Taxes and Customs Duties

During 2004, the Company determined that one of its non-U.S. Brink's, Incorporated business units had not paid foreign customs duties and value-added taxes with respect to the importation of certain goods and services. The Company has been advised that there could be civil and criminal penalties asserted for the non-payment of these customs duties and value-added taxes. To date no penalties have been asserted. The business unit has commenced discussions with the appropriate governmental authorities in the affected jurisdiction regarding this matter, provided an accounting of unpaid value-added taxes and customs duties, and made payments covering its calculated unpaid value-added taxes.

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



                                                   Three Months            Nine Months
                                               Ended September 30,    Ended September 30,
(In millions)                                         2004                   2004
-----------------------------------------------------------------------------------------
Penalties on unpaid value-added taxes        $         -                      0.4
Duties                                                (0.2)                   0.7
-----------------------------------------------------------------------------------------
Amount charged to operating expenses                  (0.2)                   1.1
Interest expense on unpaid value-added taxes
   and customs duties                                 (0.1)                   0.7
-----------------------------------------------------------------------------------------
                                             $        (0.3)                   1.8
=========================================================================================


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

Consolidated Review


                                  Three Months                             Nine Months
                               Ended September 30,        %            Ended September 30,      %
(In millions)                  2005          2004      change           2005       2004      change
---------------------------------------------------------------------------------------------------
Revenues:
   Brink's                $    550.9         492.7      12          $ 1,596.8    1,416.0      13
   BHS                         100.4          87.6      15              289.1      255.5      13
   BAX Global                  738.0         614.7      20            2,042.9    1,749.5      17
---------------------------------------------------------------------------------------------------
     Revenues             $  1,389.3       1,195.0      16          $ 3,928.8    3,421.0      15
===================================================================================================

Operating profit:
   Brink's                $     41.3          44.7      (8)         $    86.7      102.8     (16)
   BHS                          21.3          20.2       5               67.1       59.4      13
   BAX Global                   22.2          14.6      52               47.2       30.1      57
---------------------------------------------------------------------------------------------------
     Business segments          84.8          79.5       7              201.0      192.3       5
   Former coal operations       (8.8)        (10.9)    (19)             (32.9)     (33.5)     (2)
   Corporate                    (9.8)         (9.9)     (1)             (30.7)     (28.6)      7
---------------------------------------------------------------------------------------------------
     Operating profit     $     66.2          58.7      13          $   137.4      130.2       6
===================================================================================================


The Company's operating profits increased 13% in the third quarter of 2005 compared to the same period last year as a result of further improvement at BAX Global and continued growth from BHS. BAX Global's 52% increase in operating profit for the current quarter as compared to last year's levels resulted primarily from higher volumes and margins in Asia-Pacific. BHS reported 5% higher operating profit for the current quarter over the same quarter last year. This operating profit increase was partially offset by 8% lower operating profit at Brink's due primarily to lower operating profits from Europe in comparison to the strong quarter a year ago.

The Company's operating profit for the first nine months of 2005 was 6% higher in comparison to the prior-year period as much improved operating profit at BAX Global and continued growth by BHS was partially offset by lower operating profit at Brink's.

Expenses related to former coal operations were lower in the 2005 periods compared to the prior year primarily due to the recording of higher gains in the 2005 periods related to sales of residual coal properties.

Revenue growth rates for subsidiaries outside the U.S. include the effect of changes in currency exchange rates. On occasion in this report, the change in revenue versus the prior year has been disclosed using constant exchange rates in order to provide information about growth rates without the impact of changing foreign currency exchange rates. Relative to most European currencies relevant to the Company, the U.S. dollar was stronger in the third quarter but was weaker in the first nine months of 2005 over the same prior-year periods. Currencies in Asia-Pacific and South America other than Venezuela have strengthened versus the U.S. dollar in the quarter and year-to-date period. Growth at constant-currency exchange rates is higher than growth computed using actual currency exchange rates when the U.S. dollar is strengthening. Changes in currency exchange rates did not materially affect period-to-period comparisons of segment operating profit for the periods presented herein.

The following table provides supplemental information related to 2005 Organic Revenue Growth which is not required by GAAP. The Company defines Organic Revenue Growth as the change in revenue from the prior year due to factors such as changes in prices for products and services (including the effect of fuel surcharges), changes in business volumes and changes in product mix. Estimates of changes due to fluctuations in foreign currency translation rates and the effects of new acquisitions are excluded from Organic Revenue Growth.


                                                Three Months         % change          Nine Months        % change
(In millions)                                Ended September 30,     from 2004     Ended September 30,    from 2004
-------------------------------------------------------------------------------------------------------------------
2004 revenues as reported:
   Brink's                                  $       492.7               N/A              1,416.0             N/A
   BHS                                               87.6               N/A                255.5             N/A
   BAX Global                                       614.7               N/A              1,749.5             N/A
-------------------------------------------------------------------------------------------------------------------
                                            $     1,195.0               N/A              3,421.0             N/A
===================================================================================================================

Effects on 2005 revenue of acquisitions
and dispositions, net:
   Brink's                                  $        28.8                 6                 72.5               5
   BHS                                                -                   -                  -                 -
   BAX Global                                         -                   -                  -                 -
-------------------------------------------------------------------------------------------------------------------
                                            $        28.8                 2                 72.5               2
===================================================================================================================

Effects on 2005 revenue of changes in
currency translation rates:
   Brink's                                  $         6.1                 1                 35.5               3
   BHS                                                0.1                 -                  0.3               -
   BAX Global                                         8.5                 1                 33.5               2
-------------------------------------------------------------------------------------------------------------------
                                            $        14.7                 1                 69.3               2
===================================================================================================================

2005 Organic Revenue Growth:
   Brink's                                  $        23.3                 5                 72.8               5
   BHS                                               12.7                14                 33.3              13
   BAX Global                                       114.8                19                259.9              15
-------------------------------------------------------------------------------------------------------------------
                                            $       150.8                13                366.0              11
===================================================================================================================

2005 revenues as reported:
   Brink's                                  $       550.9                12              1,596.8              13
   BHS                                              100.4                15                289.1              13
   BAX Global                                       738.0                20              2,042.9              17
-------------------------------------------------------------------------------------------------------------------
                                            $     1,389.3                16              3,928.8              15
===================================================================================================================


The supplemental 2005 Organic Revenue Growth information presented above is non-GAAP financial information that management believes is an important measure to evaluate results of existing operations without the effects of acquisitions, dispositions and currency exchange rates. This supplemental non-GAAP information does not affect net income or any other reported amounts. This supplemental non-GAAP information should be viewed in addition to, not in lieu of, the Company's consolidated statement of operations.

Brink's, Incorporated


                                          Three Months                             Nine Months
                                       Ended September 30,        %            Ended September 30,      %
(In millions)                          2005          2004      change           2005       2004      change
-----------------------------------------------------------------------------------------------------------
Revenues:
   North America (a)              $    197.9         184.3       7          $   576.1      545.3       6
   International (b)                   353.0         308.4      14            1,020.7      870.7      17
-----------------------------------------------------------------------------------------------------------
                                  $    550.9         492.7      12          $ 1,596.8    1,416.0      13
===========================================================================================================

Operating profit:
   North America (a)              $     16.8          14.1      19          $    38.9       40.0      (3)
   International (b)                    24.5          30.6     (20)              47.8       62.8     (24)
-----------------------------------------------------------------------------------------------------------
                                  $     41.3          44.7      (8)         $    86.7      102.8     (16)
===========================================================================================================

Cash flow information:
   Depreciation and amortization  $     23.0          19.4      19          $    67.1       57.9      16
   Capital expenditures                 23.9          17.5      37               73.3       49.8      47
===========================================================================================================

(a) U.S. and Canada.

(b) Europe, South America and Asia-Pacific.


Overview

Revenues at Brink's were higher in the third quarter and first nine months of 2005 compared to the prior-year periods as a result of a combination of the effects of core business growth, newly acquired businesses and changes in currency exchange rates. Operating profit in the third quarter and first nine months of 2005 was lower than the same periods in 2004 largely as a result of lower operating profits from Europe due primarily to lower volumes in Belgium and the Netherlands and related restructuring and severance expense.

North America

North American revenues increased in 2005 compared to the prior-year periods primarily as the result of improvements in U.S. Cash Logistics, U.S. Global Services and all Canadian lines of business. Operating profit in the third quarter of 2005 was higher compared to the same period in 2004 due primarily to improved volumes in Global Services, Canadian currency and armored car services. Operating profit in the first nine months of 2005 was lower than the same period last year primarily due to higher costs for safety and security, pension benefits and facilities.

Pension expense is expected to be lower in 2006 as a result of the Company's decision to freeze U.S. defined benefit pension plan benefits at December 31, 2005. This decrease will be partially offset by an increase in the expense associated with the U.S. defined contribution plans as these benefits will be enhanced. Net expenses at Brink's would have been approximately $16 million lower for the full year 2005 if these changes had been instituted as of January 1, 2005.

International

Revenues increased in 2005 over prior-year periods in all regions. Revenue increases in Europe were primarily the result of acquisitions. South America and Asia-Pacific revenue increases were primarily due to higher volumes. International operating profit in the third quarter of 2005 was lower than 2004 in all regions except Asia-Pacific, which was about the same as 2004. International operating profit in the first nine months of 2005 was lower in all regions except South America compared to the same period in 2004. International operating profit in the first nine months of 2004 included charges of approximately $3.1 million due to adjustments to non-income tax accruals, including $1.1 million related to unpaid value-added taxes and customs duties.

Europe. Revenues increased 14% in the third quarter and 19% for the first nine months of 2005 when compared to the prior-year periods (on a constant currency basis, 2005 revenues were 15% higher in the third quarter and first nine months compared to the prior-year periods), largely as a result of acquisitions. Operating profit in the third quarter and the first nine months was lower due to volume reductions in Belgium, Greece and the Netherlands and higher restructuring and severance expenses primarily in Belgium. Operating profit in the first nine months of 2005 included $7.8 million higher severance costs compared to the same period last year. The Company expects approximately $6 million to $7 million in cost savings in 2006 related to the restructuring. In 2004, Greece benefited from the increased security operations from the Olympic games held in Athens.

Brink's acquired operations in:

       o  Greece in the first quarter of 2004;

       o  Luxembourg, Scotland and Ireland in the first quarter of 2005; and

       o  Poland, Hungary, and the Czech Republic in the second quarter of 2005.

These acquisitions increased revenues by approximately $29 million in the third quarter of 2005 and $73 million in the first nine months of 2005. These acquisitions are expected to increase revenue by approximately $100 million on an annualized basis.

South America. Revenues increased 17% in the third quarter and 16% in the first nine months of 2005 over the prior-year periods (11% and 13%, respectively, on a constant currency basis compared to the prior-year periods) primarily due to higher volumes particularly in Venezuela, Colombia, Argentina and Chile. Operating profit in the third quarter of 2005 was lower than the strong performance reported in 2004 primarily due to operating losses in Brazil as a result of the continuing competitive environment. Operating profit in the first nine months of 2005 was higher than the same period last year due to volume increases in Venezuela, Argentina and Colombia.

Asia-Pacific. Operating profit in the third quarter of 2005 was about the same as 2004, reflecting improved performance by most countries, offset by lower performance in Australia and Global Services. Operating profit for the first nine months of 2005 was slightly lower than the same period last year primarily due to lower Global Service volumes.

Other. As discussed in "Value-added taxes and customs duties" above and in note 8 to the consolidated financial statements, the Company could be assessed penalties materially in excess of accrued amounts. Costs for safety and security were higher in the third quarter and first nine months of 2005 than in the corresponding periods of 2004. Management expects that costs for safety and security will continue to be higher in 2005 than in 2004. As a result of the above mentioned higher costs, and higher restructuring costs in 2005, Brink's expects 2005 margins to be between 6.4% and 6.9%.

Brink's Home Security



                                                Three Months                             Nine Months
                                             Ended September 30,        %            Ended September 30,      %
(In millions)                                2005          2004      change           2005       2004      change
-----------------------------------------------------------------------------------------------------------------
Revenues                                $    100.4         87.6        15         $   289.1      255.5       13
Operating profit:
   Recurring services (a)               $     42.3         37.2        14         $   127.5      108.0       18
   Investment in new subscribers (b)         (21.0)       (17.0)       24             (60.4)     (48.6)      24
-----------------------------------------------------------------------------------------------------------------
                                        $     21.3         20.2         5         $    67.1       59.4       13
=================================================================================================================

Monthly recurring revenues (c)                                                    $    28.4       25.2       13
=================================================================================================================

Cash flow information:
   Depreciation and amortization (d)    $     14.7         12.9        14         $    42.9       38.0       13
   Impairment charges from
     subscriber disconnects                   13.3         10.5        27              32.9       29.4       12
   Amortization of deferred revenue (e)       (8.0)        (6.8)       18             (21.7)     (19.5)      11
   Deferral of subscriber acquisition
     costs (current year payments)            (5.9)        (5.0)       18             (16.9)     (14.4)      17
   Deferral of revenue from new
     subscribers (current year receipts)      10.4          9.1        14              30.2       25.9       17
   Capital expenditures (f)                  (38.7)       (30.7)       26            (119.7)     (86.8)      38
=================================================================================================================

(a) Reflects operating profit generated from the existing subscriber base including the amortization of deferred revenues and expenses.

(b) Primarily marketing and selling expenses, net of the deferral of direct selling expenses (primarily a portion of sales commissions), incurred in the acquisition of new subscribers.

(c)  See "Reconciliation of Non-GAAP Measures - Monthly Recurring Revenues."

(d)  Includes amortization of deferred subscriber acquisition costs.

(e) Includes amortization of deferred revenue from active subscriber accounts, as well as the immediate recognition of deferred revenue from subscriber disconnects.

(f) Capital expenditures in the first quarter of 2005 included $10.2 million for the purchase of BHS's headquarters in Irving, Texas. The facility was formerly leased.

Revenues

The increase in BHS' revenues in 2005 over the comparable 2004 periods was primarily due to a larger subscriber base and slightly higher average monitoring rates. These factors also contributed to a 13% increase in monthly recurring revenues for September 2005 as compared to September 2004. The Company intends to selectively raise monitoring prices in the future.

During the third quarter of 2005, Hurricane Katrina potentially adversely affected up to 7,000 subscribers (0.7% of subscriber base) in the Gulf Coast region of the U.S. Of the potentially affected subscribers, the Company estimates that approximately 4,200 to 7,000 subscribers will eventually disconnect service. As of September 30, 2005, 1,700 subscribers have disconnected service and the Company has accrued an additional 2,500 subscriber disconnects. Accordingly, 4,200 subscriber disconnects have been included in the table below and are a component of the disconnect rate in the third quarter of 2005. BHS anticipates losses before insurance recoveries from Hurricane Katrina of $1.9 million to $5.9 million. BHS also expects service costs related to Hurricane Katrina to be higher in the fourth quarter. The Company expects property losses to be fully covered by insurance and has recognized insurance recoveries to the extent of recorded property losses. Because the Company's insurance coverage includes business interruption, it may record proceeds in excess of losses when its claim is ultimately settled.

Operating profit

Operating profit increased $1.1 million for the third quarter and $7.7 million for the first nine months of 2005 compared to the same periods in 2004 as higher profit from recurring services was partially offset by increased investment in new subscribers. Higher profit from recurring services in each period of 2005 was primarily due to incremental revenues and cost efficiencies generated from the larger subscriber base. Additionally, reductions in the estimate for allowance for doubtful accounts resulted in an increase in operating profit of $1.2 million in the third quarter and $3.3 million in the first nine months of 2005. Higher investment in new subscribers was primarily due to increased volume and higher costs of installation activity performed for major home builders, and to a lesser extent, volume increases in BHS' traditional branch operations.

BHS continues to increase its presence in commercial alarm installation and monitoring and increase the volume of its installation business in new homes through its expanding relationships with major home builders. As a result, the cost of investment in new subscribers continues to grow faster than monitored activations as BHS develops the resources needed to achieve its business objectives. The construction of a second monitoring center in Knoxville, Tennessee is ongoing and expected to be in operation in the first quarter of 2006. The Knoxville center will provide additional service capacity for the existing subscriber base, increase capacity to sustain BHS' continued growth and provide enhanced security and disaster recovery capabilities. Operating the new facility is expected to result in additional administrative expense. These initiatives are expected to have a positive impact on future growth and productivity.

Pension expense is expected to be lower in 2006 as a result of the Company's decision to freeze U.S. defined benefit pension plan benefits at December 31, 2005. This decrease will be partially offset by an increase in the expense associated with the U.S. defined contribution plans as these benefits will be enhanced. Net expenses at BHS would have been approximately $4 million lower for the full year 2005 if these changes had been instituted as of January 1, 2005.

BHS expects operating profit margins to be somewhat lower in the second half of 2005 and the first half of 2006 (from the 23% achieved in the first half of 2004) because of higher anticipated investments in new subscribers due to increased installation activity at major home builders and a projected increase in selling, general and administrative expenses due to the start-up of the new Knoxville monitoring center. In 2006, BHS expects double digit growth rates in subscribers, revenues and operating profit.

Other

Police departments in several U.S. cities are not required to respond to calls from alarm companies unless an emergency has been visually verified. If more police departments refuse to automatically respond to calls from alarm companies without visual verification, this could have an adverse effect on future operating results. In cities that have stopped providing police response to calls from alarm companies, BHS has offered customers the option of receiving response from private guard companies, which in most cases have contracted with BHS.

Subscriber activity


                                                Three Months                             Nine Months
                                             Ended September 30,        %            Ended September 30,      %
(Subscriber data in thousands)               2005          2004      change           2005       2004      change
-----------------------------------------------------------------------------------------------------------------
Number of subscribers:
   Beginning of period                       973.0        874.1                       921.4      833.5
   Installations (a)                          43.8         38.1       15              125.4      107.8      16
   Disconnects (a)                           (19.0)       (15.7)      21              (49.0)     (44.8)      9
-----------------------------------------------------------------------------------------------------------------
   End of period                             997.8        896.5       11              997.8      896.5      11
=================================================================================================================
Average number of subscribers                986.0        885.4       11              960.0      864.5      11
Annualized disconnect rate (b)                 7.7%         7.1%                        6.8%       6.9%
=================================================================================================================

(a) Customers who move from one location and then initiate a new service agreement at a new location are not included in either installations or disconnects. Dealer accounts cancelled and charged back to the dealer during the specified contract term are also excluded from installations and disconnects. Inactive sites that are returned to service reduce disconnects. Disconnects for the third quarter and first nine months of 2005 include 4,200 of disconnects as a result of Hurricane Katrina.

(b) The disconnect rate is a ratio, the numerator of which is the number of customer cancellations during the period and the denominator of which is the average number of subscribers during the period. The gross number of customer cancellations is reduced for customers who move from one location and then initiate a new service agreement at a new location, accounts charged back to the dealers because the customers cancelled service during the specified contractual term, and inactive sites that are returned to active service during the period.


Installations were 15% higher in the third quarter of 2005 and 16% higher in the first nine months of 2005 as compared to the same periods of 2004, primarily due to growth in traditional installation volume and to a lesser extent from installations obtained through the growing dealer network and home builder activity. In October 2005, BHS celebrated the addition of its one millionth customer.

Disconnect rates are typically higher in the second and third calendar quarters of the year because of an increase in residential moves during summer months. In addition, the disconnect rate for the third quarter and first nine months of 2005 include the effects of Hurricane Katrina. The annualized disconnect rate for the quarter increased to 7.7% compared to 7.1% for the same period of 2004. Excluding the effects of Hurricane Katrina the annualized disconnect rate would have been 6.0% for the quarter and 6.3% for the first nine months of 2005. BHS has reduced the disconnect rate in recent years by improving subscriber selection and retention processes. The disconnect rate may not materially improve in the future, since a certain amount of disconnects cannot be prevented because of factors such as customer moves.

Reconciliation of Non-GAAP Measures - Monthly Recurring Revenues

                                                           Nine Months
                                                        Ended September 30,
(In millions)                                        2005                2004
-------------------------------------------------------------------------------
September:
   Monthly recurring revenues ("MRR") (a)        $   28.4                25.2
   Amounts excluded from MRR:
     Amortization of deferred revenue                 2.9                 2.2
     Other revenues (b)                               2.5                 1.9
-------------------------------------------------------------------------------
   Revenues on a GAAP basis                      $   33.8                29.3
===============================================================================

Revenues on a GAAP basis:
   September                                     $   33.8                29.3
   January - August                                 255.3               226.2
-------------------------------------------------------------------------------
   January - September                           $  289.1               255.5
===============================================================================
(a) MRR is calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for contracted monitoring and maintenance services.

(b)  Revenues that are not pursuant to monthly contractual billings.


The Company believes the presentation of MRR is useful to investors because the measure is widely used in the industry to assess the amount of recurring revenues from subscriber fees that a home security business produces. This supplemental non-GAAP information should be viewed in addition to, not in lieu of, the Company's consolidated statement of operations.

BAX Global


                                         Three Months                             Nine Months
                                      Ended September 30,        %            Ended September 30,     %
(In millions)                         2005          2004      change           2005       2004     change
---------------------------------------------------------------------------------------------------------
Revenues:
   Americas (a)                  $    331.7         297.6      11          $   937.3      841.6      11
   International (b)                  431.2         339.1      27            1,182.2      969.5      22
   Eliminations                       (24.9)        (22.0)     13              (76.6)     (61.6)     24
---------------------------------------------------------------------------------------------------------
                                 $    738.0         614.7      20          $ 2,042.9    1,749.5      17
=========================================================================================================

Operating profit (loss):
   Americas (a)                  $     10.3           8.1      27          $    10.6       12.3     (14)
   International (b)                   17.6          10.7      64               50.5       30.6      65
   Corporate and other                 (5.7)         (4.2)     36              (13.9)     (12.8)      9
---------------------------------------------------------------------------------------------------------
                                 $     22.2          14.6      52          $    47.2       30.1      57
=========================================================================================================

Cash flow information:
   Depreciation and amortization $      9.6          10.4      (8)         $    29.3       31.7      (8)
   Capital expenditures (c)            10.5           5.8      81               43.3       16.5     162
=========================================================================================================

Intra-America revenue (d)        $    156.5         145.8       7          $   432.1      404.6       7
Worldwide expedited freight
   services (e):
   Revenues                      $    570.8         467.3      22          $ 1,553.8    1,320.1      18
   Weight in pounds                   501.1         466.9       7            1,401.5    1,328.8       5
=========================================================================================================

(a) U.S., Mexico, Latin America and Canada.

(b) Europe-Middle East-Africa ("EMEA") and Asia-Pacific.

(c) Includes the purchase of three airplanes in the first half of 2005.

(d) U.S. and Canada excluding Intra-Canada.

(e) Includes U.S. deferred freight services.


Overview

BAX Global's operating profit in the third quarter of 2005 was 52% higher than the same quarter last year on a 20% increase in revenues (19% increase in revenues on a constant currency basis). Operating profit in the first nine months was 57% higher than last year on a 17% increase in revenues (15% on a constant currency basis). Operating profit was higher in 2005 than 2004 primarily due to higher volumes and improved margins in Asia-Pacific. Revenues reported for Asia-Pacific accounted for approximately 39% of BAX Global's revenues for the first nine months of 2005.

Americas

Revenues increased 11% in the third quarter and first nine months of 2005. Operating profit in the third quarter of 2005 was 27% higher than the same 2004 period. Operating profit in the third quarter of 2005 included a $1.6 million charge to increase the allowance for doubtful accounts due to the October 2005 Chapter 11 bankruptcy filing of a customer. Operating profit in the third quarter of 2004 included a $4.7 million impairment loss on capitalized transportation logistics software. Operating profit in the first nine months of 2005 was 14% lower than the same period last year as a result of lower overnight and second-day airfreight volumes, partially offset by higher ground freight and freight forwarding volumes. The lower operating profit in the first nine months was also partially caused by a $2.9 million charge covering ancillary costs which management concluded cannot be billed back to customers and the third-quarter 2005 $1.6 million increase in the allowance for doubtful accounts, offset by the third-quarter 2004 $4.7 million impairment, both mentioned above.

Intra-America. Revenues in 2005 improved over the prior-year periods primarily due to an increase in BAX Global's wholesale freight-forwarding product and deferred freight volumes. Lower overnight and second day freight volumes, which on average have higher revenue per pound, partially offset this increase. There has been a gradual shift in volumes from overnight and second-day air products to ground products partially because expedited ground products are significantly less expensive than air products as a result of higher relative fuel surcharges on air products. Intra-America continued to see strong growth in its wholesale freight-forwarding business.

Aside from an effect on product mix, higher fuel costs did not significantly impact operating profit primarily due to BAX Global's ability to pass on the effects of higher costs to customers through fuel surcharge billing adjustments. The effectiveness of the fuel surcharge adjustments, however, can be somewhat dependent on expedited volumes, because as volumes decrease some of the effects of higher fuel costs are absorbed by the Company. The fuel surcharge represents approximately 11% of Americas region revenues for the first nine months of 2005 compared with 6% in the first nine months of 2004.

Other. U.S. air export volumes were higher in the third quarter and first nine months of 2005 compared to the same 2004 periods. Charter activity was also higher in the 2005 periods compared to the prior year due to increased flying under contract for government and commercial customers. Compared to 2004 periods, volumes for ocean freight from the U.S. were higher in the third quarter and first nine months of 2005. Operating profit in the first nine months of 2005 includes approximately $2.9 million of charges due to ancillary costs which management concluded could not be billed back to customers and a $1.6 million charge to increase the allowance for doubtful accounts due to the bankruptcy filing of a customer.

Pension expense is expected to be lower in 2006 as a result of the Company's decision to freeze U.S. defined benefit pension plan benefits at December 31, 2005. This decrease will be partially offset by an increase in the expense at BAX Global associated with the U.S. defined contribution plans as these benefits will be enhanced. Net expenses would have been approximately $9 million lower for the full year 2005 if these changes had been instituted as of January 1, 2005.

International

Asia-Pacific. Revenue increased 37% in the third quarter and 29% in the first nine months of 2005 compared to the same periods last year. Operating profit increased 77% in the third quarter and 66% in the first nine months of 2005 compared to the same periods in 2004. Revenues and operating profit for the 2005 periods benefited from an increase in Asia-Pacific air export volumes and logistics activities and better transportation cost management, particularly from China, Hong Kong and Singapore due to their strong economies and solid growth by local operating units.

EMEA. Revenues increased by 7% in the third quarter and 8% in the first nine months of 2005 compared to the same periods last year. On a constant currency basis 2005 revenues were 7% higher in the third quarter and 5% higher in the first nine months of 2005 compared to the same periods last year. Operating profit in the third quarter was lower than the same period last year as a result of continued weak export volumes caused by sluggish economies in the regions. Operating profit was higher in the first nine months of 2005 compared with the prior year period due to slightly improved performance in the Benelux region despite weak business conditions and continuing competitive market pressures.

Other

BAX Global's revenues and operating profits are affected by the seasonal nature of customers' businesses. BAX Global generally recognizes more revenue and operating profit in the last half of the year compared to the first half; however, the relative strength of the worldwide economies generally has a larger effect on BAX Global's results as compared to seasonal factors. BAX believes the improved volume trends will continue and as a result expects approximately 3% margin for the full year of 2005.

Corporate Expense - The Brink's Company

                         Three Months                    Nine Months
                      Ended September 30,     %      Ended September 30,    %
(In millions)         2005          2004   change     2005       2004    change
-------------------------------------------------------------------------------

Corporate expense   $   9.8          9.9    (1)     $  30.7       28.6     7
===============================================================================


Corporate expense was higher in the first nine months of 2005 compared to the same 2004 period primarily due to higher incentive accruals and employee pension and medical benefit costs.

Former Coal Operations - included in Continuing Operations



                                             Three Months                      Nine Months
                                          Ended September 30,        %     Ended September 30,      %
(In millions)                             2005          2004      change    2005       2004      change
--------------------------------------------------------------------------------------------------------
Company-sponsored postretirement
   benefits other than pensions         $   8.6          9.3       (8)    $  26.6       27.9        (5)
Black lung                                  0.9          1.0      (10)        3.1        3.7       (16)
Pension                                     1.2          0.3      200+        3.4        1.4       143
Administrative, legal and other coal
   expenses, net                            1.5          2.1      (29)        5.2        6.8       (24)
Gains on sales of property and
   equipment and other income              (3.4)        (1.8)      89        (5.4)      (6.3)      (14)
--------------------------------------------------------------------------------------------------------
                                        $   8.8         10.9      (19)    $  32.9       33.5        (2)
========================================================================================================


Administrative, legal and other expenses, net

Administrative, legal and other expenses, net, are expected to decline as administrative functions are reduced and remaining residual assets are sold. Expenses related to residual assets include property taxes, insurance and lease payments.

Gains on sale of property and equipment

The Company sold substantially all of its remaining coal-related assets in West Virginia in the fourth quarter of 2003 for $28.8 million of proceeds, including $14.8 million of reclamation liabilities contractually assumed by the buyer. The Company's accounting policy is to recognize the gain on the sale when the liabilities related to reclamation are formally transferred to the buyer. As the transfer of the liabilities to the buyer is not within the Company's control, the timing and realizability of additional gains remains uncertain. The Company recorded a $0.3 million gain related to liability transfers in the first quarter of 2004 and a $2.8 million gain in the third quarter of 2005. As of September 30, 2005, contingent gains of $3.0 million remain to be recognized when the related liabilities are transferred.

Foreign Operations

The Company operates in more than 100 countries, each with a local currency other than the U.S. dollar. Because the financial results of the Company are reported in U.S. dollars, results are affected by changes in the value of the various foreign currencies in relation to the U.S. dollar. Changes in exchange rates may also affect transactions which are denominated in currencies other than the functional currency of the affected subsidiary. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency fluctuations in any one country may have on the Company's consolidated results. The Company, from time to time, uses foreign currency forward contracts to hedge transactional risks associated with foreign currencies. Translation adjustments of net monetary assets and liabilities denominated in the local currency relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period.

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

     o adverse economic conditions in the highly inflationary country may discourage business growth, which could affect the demand for the Company's services; and

     o the devaluation of the currency may exceed the rate of inflation and reported U.S. dollar revenues and profits may decline.

The Company is also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, political instability, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Company cannot be predicted.

Other Operating Income, Net

The line items below are recorded within operating profit of the three business segments, or within corporate or former coal operation expenses.


                                                Three Months                        Nine Months
                                             Ended September 30,        %       Ended September 30,      %
(In millions)                                2005          2004      change      2005       2004      change
------------------------------------------------------------------------------------------------------------
Gains on sales of operating
   assets, net                          $      3.3          1.6      106     $     4.9       6.0      (18)
Other impairment losses                        -           (4.7)      NM          (0.2)     (5.1)     (96)
Foreign currency transaction gains
   (losses), net                              (0.8)         0.3       NM          (2.3)      0.3       NM
Share in earnings of equity affiliates         0.3          0.6      (50)          1.1       0.4      175
Royalty income                                 0.6          0.6        -           1.9       1.6       19
Penalties on unpaid value-added taxes          -            -          -           -        (0.4)      NM
Other                                          2.1          2.2       (5)          5.6       3.6       56
------------------------------------------------------------------------------------------------------------
                                        $      5.5          0.6      200+    $    11.0       6.4       72
============================================================================================================

Gains on sales of operating assets, net, in 2005 are from the sale of an aircraft by a subsidiary of BAX Global, a gain on a previous coal asset sale due to the transfer of liabilities to the buyer, and, to a lesser extent, continuing sales of residual coal assets. Gains in 2004 are primarily the result of disposing of assets related to the Company's former coal operations. The impairment loss in 2004 primarily relates to BAX Global's decision to abandon the development and installation of software.

Nonoperating Income and Expense

Interest expense

                         Three Months                   Nine Months
                      Ended September 30,    %      Ended September 30,     %
(In millions)         2005          2004  change     2005       2004     change
--------------------------------------------------------------------------------

Interest expense    $   4.8          6.0   (20)    $  15.5      17.6      (12)
================================================================================


Interest expense was lower in the third quarter and first nine months of 2005 due to lower interest related to contingent tax matters. Additionally, for the first nine months of 2005, interest expense decreased due to $0.7 million recorded in 2004 related to value-added tax matters discussed in note 8.

Interest and other income (expense), net


                                          Three Months                           Nine Months
                                       Ended September 30,       %           Ended September 30,      %
(In millions)                          2005          2004     change          2005       2004      change
---------------------------------------------------------------------------------------------------------
Interest income                   $      1.8          1.1       64        $     4.2       3.2       31
Dividend income from real estate
   investment                            1.5          -         NM              3.5       -         NM
Recognition of gain on investments
   held by VEBA                          -            -          -              -         4.4       NM
Discounts and other fees of
   accounts receivable
   securitization program               (0.8)        (0.1)     200+            (2.0)     (1.1)      82
Other, net                               -            1.4       NM              0.4       0.2      100
---------------------------------------------------------------------------------------------------------
                                  $      2.5          2.4        4        $     6.1       6.7       (9)
=========================================================================================================


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

Minority interest

                        Three Months                      Nine Months
                     Ended September 30,      %       Ended September 30,    %
(In millions)        2005          2004    change      2005       2004    change
--------------------------------------------------------------------------------

Minority interest   $  4.3          3.4      26    $    11.1       8.1     37
================================================================================


Minority interest expense was higher in the first nine months due to improved results.

Income Taxes


                                         Three Months Ended September 30,     Nine Months Ended September 30,
-------------------------------------------------------------------------------------------------------------
                                             2005                2004          2005                   2004
-------------------------------------------------------------------------------------------------------------
Income tax expense (benefit) (in millions)
Continuing operations                     $  21.1                 14.0         50.6                    43.7
Discontinued operations                     (27.5)                 0.3        (26.9)                    8.3
=============================================================================================================


Effective tax rate (in percentages)
Continuing operations                        35.4%                27.1%        43.3%                   39.3%
Discontinued operations                      NM                   42.9%        NM                      35.6%
=============================================================================================================


Continuing Operations
The effective income tax rate on continuing operations in the first nine months of 2005 was slightly higher than the 35% U.S. statutory tax rate primarily due to $9.3 million of valuation allowances established in 2005 for deferred tax assets related to certain Brink's European and South American operations.

The effective income tax rate for continuing operations in the first nine months of 2004 was higher than the 35% U.S. statutory tax rate primarily due to $7.0 million net tax adjustments related to the establishment of valuation allowances on deferred tax assets of certain European operations. The tax provision in the third quarter of 2004 included a tax benefit of $3.3 million recognized as a result of the resolution of issues with several tax authorities and $1.5 million of net tax benefits recorded as a result of a review of deferred tax accounts.

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

The Company expects to complete its evaluation of the repatriation provision of the American Jobs Creation Act of 2004 during the fourth quarter of 2005. The range of possible amounts that the Company is considering for repatriation under this provision is between $0 and $150 million. The Company estimates that the related potential range of additional income tax payments is between $0 and $10 million.

Discontinued Operations
During the third quarter of 2005, the Company finalized discussions with the Internal Revenue Service over certain tax credit carryforwards related to the former natural resources businesses. The Company recognized a $27.4 million tax benefit in the third quarter of 2005 in discontinued operations as a result of the settlement. The benefit does not result in current cash receipts but has increased the Company's tax credit carryforwards available to reduce future U.S. income tax payments.

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

LIQUIDITY AND CAPITAL RESOURCES
================================================================================

Overview

Cash flows before financing activities decreased by approximately $55 million in the first nine months of 2005 as compared to the first nine months of 2004. The decrease was primarily due to acquisitions by Brink's and higher capital expenditures. In addition, the first nine months of 2004 included $61 million of contributions to U.S. benefit plans which was partially offset by $27.5 million of proceeds from the sale of the timber business.

Summary of Cash Flow Information


                                                     Nine Months
                                                 Ended September 30,       $
(In millions)                                    2005          2004     change
------------------------------------------------------------------------------
Cash flows from operating activities         $  296.1          196.3     99.8

Cash flows from investing activities:
   Capital expenditures and aircraft heavy
     maintenance expenditures                  (255.1)        (171.4)   (83.7)
   Acquisitions                                 (51.3)         (14.8)   (36.5)
   Net proceeds from sale of timber business      -             27.5    (27.5)
   Net proceeds from sale of coal business        5.0            -        5.0
   Other                                         (1.0)          11.5    (12.5)
------------------------------------------------------------------------------
     Investing activities                      (302.4)        (147.2)  (155.2)
------------------------------------------------------------------------------

Cash flows before financing activities       $   (6.3)          49.1    (55.4)
==============================================================================


Operating Activities

Cash flows from operating activities were $99.8 million higher in the first nine months of 2005 compared to the same period in 2004 due to cash provided by an increase in the amount of receivables sold as part of the Company's securitization program and the deferral of contributions to U.S. benefit plans in 2005. In 2004, the Company made contributions of $11 million to the Company's primary U.S. pension plan and $50 million to the VEBA.

Investing Activities

Cash flows from investing activities decreased by $155.2 million in the 2005 period versus 2004, primarily due to higher cash outflows of $36.5 million for acquisitions and $82.9 million for capital expenditures. Cash from investing activities in the first nine months of 2004 also included $27.5 million of net cash proceeds from the sale of the timber business.

Capital expenditures and aircraft heavy maintenance expenditures were as follows:


                                                Nine Months
                                            Ended September 30,          $
(In millions)                              2005             2004      change
----------------------------------------------------------------------------
Capital expenditures:
   Brink's                              $   73.3             49.8      23.5
   Brink's Home Security                   119.7             86.8      32.9
   BAX Global                               43.3             16.5      26.8
   Corporate                                 0.5              0.8      (0.3)
----------------------------------------------------------------------------
     Capital expenditures               $  236.8            153.9      82.9
============================================================================

Aircraft heavy maintenance expenditures $   18.3             17.5       0.8
============================================================================

Capital expenditures for the first nine months of 2005 were $82.9 million higher than for the same period in 2004. The increase came from all three businesses. For BHS, the increase is due to growth in subscriber installations and the purchase of BHS's headquarters and monitoring facility as the lease expired. Also contributing to the increase were higher capital expenditures at Brink's for vehicles and at BAX Global for information technology and the purchase of three aircraft.

Capital expenditures for the full-year 2005 are currently expected to range from $295 million to $305 million versus $220 million in 2004. The expected increase reflects anticipated growth in customer installations at BHS and higher information technology spending at Brink's and BAX Global. BHS's capital expenditures in 2005 are expected to include approximately $10 million for the development of a second monitoring center along with approximately $10 million expended early in the year to purchase its primary facility. In addition to capital expenditures, the Company expects to spend between $25 million and $30 million on aircraft heavy maintenance in 2005.

Business Segment Cash Flows

The Company's cash flows before financing activities for each of the operating segments are presented below:

                                                     Nine Months
                                                 Ended September 30,        $
(In millions)                                     2005         2004      change
--------------------------------------------------------------------------------

Cash flows before financing activities
   Business segments:
     Brink's                                    $ (0.5)         97.3     (97.8)
     BHS                                          14.6          38.9     (24.3)
     BAX Global                                   58.0          19.1      38.9
--------------------------------------------------------------------------------
     Subtotal of business segments                72.1         155.3     (83.2)

   Corporate and former operations:
     Net proceeds from sale of timber business     -            27.5     (27.5)
     Net proceeds from sale of Coal                5.0           -         5.0
     Contribution to VEBA                          -           (50.0)     50.0
     Contribution to U.S. pension plan             -           (11.0)     11.0
     Other                                       (83.4)        (72.7)    (10.7)
--------------------------------------------------------------------------------
Cash flows before financing activities          $ (6.3)         49.1     (55.4)
================================================================================


Brink's

Cash flows before financing activities at Brink's decreased by $97.8 million primarily due to a year-over-year $36.5 million increase in cash used for acquisitions ($51.3 million for the acquisition of operations in Europe in 2005 compared with $14.8 million for acquisitions in 2004) and a $23.5 million increase in capital expenditures. Lower operating profit in 2005 also provided less cash from operations. Cash used for working capital needs was higher in the first nine months of 2005 primarily as a result of increased receivables on a 13% increase in revenue.

BHS

The decrease in BHS' cash flows before financing activities is primarily due to the purchase of BHS' headquarter facilities for $10.2 million in the first nine months of 2005 and an increase in capital expenditures reflecting the growth in installations. This decrease was partially offset by higher cash flows from operations as a result of higher earnings.

BAX Global

Cash flows before financing activities at BAX Global improved reflecting higher operating profit in the first nine months of 2005 versus 2004 and a $46 million increase in cash flow over 2004 because of receivables sold as part of the Company's securitization program, partially offset by higher capital expenditures.

Financing Activities

Summary of cash flows from financing activities

                                                            Nine Months
                                                         Ended September 30,
(In millions)                                            2005           2004
------------------------------------------------------------------------------

   Changes in:
     Short-term debt                                 $   25.2           (7.0)
     Revolving Facility                                  35.7           (9.6)
     Senior Notes                                       (18.3)           -
     Other                                              (13.3)         (13.4)
------------------------------------------------------------------------------
       Net borrowings (repayments) of debt               29.3          (30.0)

   Dividends to shareholders of the Company              (4.2)          (4.0)
   Dividends to minority interests in subsidiaries       (6.3)          (4.4)
   Proceeds from the exercise of stock options           10.2           12.7
   Other, net                                            (1.0)           0.2
------------------------------------------------------------------------------
     Financing activities                            $   28.0          (25.5)
==============================================================================


The Company's operating liquidity needs are typically financed by short-term debt, the accounts receivable securitization facility and the Revolving Facility, described below.

In the first nine months of 2005 and 2004, the Company paid three $0.025 per share regular quarterly dividends on its common stock (annual rate of $0.10 per share). On October 18, 2005, the Board of Directors declared a regular quarterly dividend of $0.025 per share payable on December 1, 2005. Future dividends are dependent on the earnings, financial condition, cash flow and business requirements of the Company, as determined by the Board of Directors.

Capitalization

The Company uses a combination of debt, leases, an asset securitization facility and equity to capitalize its operations.

Net Debt and Net Financings reconciled to GAAP measures


                                                               September 30,       December 31,
(In millions)                                                      2005                2004
-----------------------------------------------------------------------------------------------
Short-term debt and current maturities of long-term debt       $   86.5                62.6
Long-term debt                                                    184.0               181.6
-----------------------------------------------------------------------------------------------
   Debt                                                           270.5               244.2
Less cash and cash equivalents                                   (185.1)             (169.0)
-----------------------------------------------------------------------------------------------
   Net Debt                                                        85.4                75.2
Amounts sold under accounts receivable securitization facility     64.0                25.0
-----------------------------------------------------------------------------------------------
   Net Financings                                              $  149.4               100.2
===============================================================================================


The Company believes that Net Debt and Net Financings are useful measures of the Company's financial leverage. Net financings grew by $49.2 million during the first nine months of 2005 due primarily to spending for acquisitions and capital expenditures partially offset by an increase in cash from operations. The Company spent approximately $51.3 million in 2005 to acquire operations for Brink's in Luxembourg, Scotland, Ireland, Hungary, Poland, and the Czech Republic. In addition, capital expenditures were $82.9 million higher in the first nine months of 2005 than 2004. This supplemental non-GAAP information should be viewed in addition to, not in lieu of, the Company's consolidated statement of operations.

Debt

The Company has an unsecured $400 million revolving bank credit facility with a syndicate of banks (the "Revolving Facility"). The facility allows the Company to borrow (or otherwise satisfy credit needs) on a revolving basis over a five-year term ending in October 2009. As of September 30, 2005, $347 million was available under the revolving credit facility.

The Company also has an unsecured $150 million credit facility with a bank to provide letters of credit and other borrowing capacity over a five-year term ending in December 2009 (the "Letter of Credit Facility"). The Company has used the Letter of Credit Facility to replace surety bonds and other letters of credit needed to support its activities. As of September 30, 2005, $6 million was available under this Letter of Credit Facility. The Revolving Facility and the multi-currency revolving credit facilities described below are also used for the issuance of letters of credit and bank guarantees.

The Company has three unsecured multi-currency revolving bank credit facilities with a total of $122 million in available credit, of which approximately $36 million was available at September 30, 2005. When rates are favorable, the Company also borrows from other U.S. banks under short-term uncommitted agreements. Various foreign subsidiaries maintain other secured and unsecured lines of credit and overdraft facilities with a number of banks. Amounts outstanding under these agreements are included in short-term borrowings.

The Company has $76.7 million of Senior Notes outstanding that are scheduled to be repaid through 2008, including $25 million scheduled to be repaid in 2006. The Company paid $18.3 million as scheduled in January 2005. The Company has the option to prepay all or a portion of the Senior Notes prior to maturity with a prepayment penalty. The Senior Notes are unsecured.

The Company's Brink's, BHS, and BAX Global subsidiaries have guaranteed the Revolving Facility and the Senior Notes. The Revolving Facility, the agreements under which the Senior Notes were issued and the multi-currency revolving bank credit facilities each contain various financial and other covenants. The financial covenants, among other things, limit the Company's total indebtedness, provide for minimum coverage of interest costs, and require the Company to maintain a minimum level of net worth. If the Company were not to comply with the terms of its various loan agreements, the repayment terms could be accelerated. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements. The Company was in compliance with all financial covenants at September 30, 2005.

The Company believes it has adequate sources of liquidity to meet its near-term requirements.

Amounts sold under accounts receivable securitization facility

In December 2000, the Company entered into a five-year agreement to sell a revolving interest in BAX Global's U.S. domestic accounts receivable through a commercial paper conduit program. The Company can sell up to $90 million, provided it has sufficient eligible receivables available, and at September 30, 2005, $64 million, the maximum then available for sale, had been sold. The primary purpose of the agreement was to obtain access to a lower cost source of funds. The Company expects to renew or replace this agreement prior to its expiration in December 2005.

Operating lease

The Company has approximately $64 million of residual value guarantees at September 30, 2005 related to operating leases, principally for trucks and other vehicles.

Equity

At September 30, 2005, the Company had 100 million shares of common stock authorized and 58.7 million shares issued and outstanding. Of the outstanding shares, 2.2 million shares were held by The Brink's Company Employee Benefits Trust (the "Trust") at September 30, 2005, and have been accounted for similarly to treasury stock for earnings per share purposes. During the second quarter of 2005, the Board approved an additional 2.1 million shares of common stock to be issued to the Trust, and the shares were issued in June 2005. The Company has the authority to issue up to 2.0 million shares of preferred stock, par value $10 per share. The Company has the authority to purchase up to 1.0 million shares of common stock with an aggregate purchase price of $19.1 million. No purchases were made under this authority in the first nine months of 2005 or 2004.

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

Health Benefit Act

The Company is obligated to pay premiums to the United Mine Workers of America ("UMWA") Combined Benefit Fund, as described in the Company's 2004 Annual Report on Form 10-K. At September 30, 2005, the Company had $179 million recorded for the obligation, reflecting the recorded liability at December 31, 2004 less payments made in 2005. This liability is adjusted annually as new historical data is received and assumptions used to estimate the obligations change.

Withdrawal liability

The Company withdrew from the UMWA 1950 and 1974 pension plans in June 2005 as the last employees working under UMWA labor agreements left the Company. In addition, during the first six months of 2005 the UMWA reduced the estimate of the underfunded status of the plans, and accordingly, the Company reduced its estimated $36.6 million withdrawal liability by $6.1 million to $30.5 million. As a result of the withdrawal from these coal-related plans, the Company expects to be obligated to pay the plans $30.5 million, which represents the Company's portion of the underfunded status of the plans as of June 30, 2004, as determined by the plan agreements and by law.

During the first nine months of 2004, the Company reduced its estimate of the withdrawal liability by $8.1 million to reflect changes in estimates at that time.

Income taxes

The Company and its subsidiaries are subject to tax examinations in various U.S. and foreign jurisdictions and the Company has accrued approximately $17 million for related contingencies. While it is difficult to predict the final outcome of the various issues that may arise during an examination, the Company believes that it has adequately provided for all contingent income tax liabilities and interest.

Other loss contingencies

The Company recorded $4.8 million in the first nine months of 2005, to reflect an increase in the estimated cost of reclamation at its former coal mines. The estimate of the cost of reclamation may change in the future. The Company also has other contingent liabilities, primarily related to former operations, including those for expected settlement of coal-related workers' compensation claims and other reclamation obligations.

The Company recorded $2.9 million of expense in the first nine months of 2004 primarily related to the settlement of legal matters related to its former coal operations.

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

Insurance claims
The Company expects to file insurance claims related to damage and business interruption sustained from Hurricane Katrina. As of September 30, 2005 the Company has recorded a receivable of $1.9 million for claims to be filed, which approximates the amount of hurricane-related expenses recognized during the third quarter of 2005. The Company expects to recognize gains when the settlements are finalized by the insurance provider.

Market Risks and Hedging and Derivative Activities

The Company has activities in more than 100 countries and a number of different industries. These operations expose the Company to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. In addition, the Company consumes certain commodities in its businesses, exposing it to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by the Company as an integral part of its overall risk management program. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency rate fluctuations in any one country may have on the Company's consolidated results. The Company's risk management program considers this favorable diversification effect as it measures the Company's exposure to financial markets and as appropriate, seeks to reduce the potentially adverse effects that the volatility of certain markets may have on its operating results. The Company has not had any material change in its market risk exposures in the nine months ended September 30, 2005.

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

There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Forward-looking information

This document contains both historical and forward-looking information. Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes," "may," "should" and similar expressions may identify forward-looking information. Forward-looking information in this document includes, but is not limited to, statements regarding the expectation of significant ongoing expenses and cash outflows related to former coal operations, the outcome of discussions with governmental authorities regarding the non-payment of customs duties and value-added tax by a non-U.S. subsidiary of Brink's, Incorporated, the expected decrease in pension expense and increase in savings plan benefits expense, anticipated costs savings in 2006 resulting from the restructuring of the Brink's Belgium operations, anticipated revenues from Brink's acquisitions, anticipated costs at Brink's associated with safety and security, expected 2005 margins at Brink's, increases in monitoring process at BHS, the impact of Hurricane Katrina on BHS, including expected customer disconnects, increased service costs, anticipated insurance recovery, the completion of BHS' second monitoring center and its impact on the business, BHS' expansion into the commercial sector, changes in the disconnect rate at BHS, expected lower margins in the second half of 2005 and the first half of 2006 at BHS, anticipated increases in investments in new subscribers, expected double digit growth rates in subscribers, revenues and operating profit at BHS in 2006, the impact that the refusal of police departments to respond to calls from alarm companies without visual verification could have on BHS' results of operations, the effects of seasonality and worldwide economies on BAX Global's results, expected volume trends, anticipated 2005 margins at BAX Global, changes in expenses related to former coal operations, anticipated reclamation costs at the Company's former coal mines, potential gains arising from the transfer of liabilities, the possibility that the Venezuelan economy may be considered highly inflationary, obligations associated with the withdrawal from multiemployer plans, changes in the expectation that the Company will realize the benefit of deferred tax assets and the impact on the Company's valuation allowances, the recognition of tax benefits upon the favorable resolution of a tax contingency, expectations regarding the effective tax rate for 2005 and 2006, the outcomes of federal, state and foreign tax examinations, the impact of the repatriation provision of the American Jobs Creation Act of 2004, including the amount that the Company might repatriate and the related tax obligations, expected capital expenditures and aircraft heavy maintenance expenditures in 2005, the adequacy of sources of liquidity to meet the Company's near term requirements, the impact of exchange rates, the replacement of the BAX Global receivables program, the amount and timing of additional FBLET refunds, if any, expected insurance recoveries for the businesses arising from losses related to Hurricane Katrina, changes in estimates regarding Combined Benefit Fund obligations and the outcome of pending litigation, involve forward-looking information. This forward-looking information is subject to known and unknown risks, uncertainties, and contingencies that could cause actual results, performance or achievements to differ materially from those that are anticipated.


These risks, uncertainties and contingencies, many of which are beyond the control of the Company, include, but are not limited to, the timing of the pass-through of costs by third parties and governmental authorities relating to the disposal of the coal assets, retirement decisions by mine workers, performance of the investments made by the multi-employer plans, estimates made by the multi-employer plans, the number of participants in the multi-employer plans and the cost to administer the plans, comparisons of hours worked by covered coal employees over the last five years versus industry averages, black lung claims incidence, the number of dependents of mine workers for whom benefits are provided, actual medical and legal expenses related to benefits, increases in the Company's share of the unassigned obligations under the Health Benefit Act, the funding and benefit levels of multi-employer plans and pension plans, changes in inflation rates (including medical inflation) and interest rates, changes in participation levels in the Company's 401(k) plan, actual retirement experience, changes in mortality and morbidity assumptions, acquisitions and dispositions made by the Company, the completion and processing of permit replacement documentation and the ability of the purchasers of coal assets to post the required bonds, the return to profitability of operations in jurisdictions where the Company has recorded valuation adjustments, the evaluation of remedial alternatives and the input of governmental authorities regarding the non-payment of customs duties and value-added tax, the alignment of Brink's resources to address changes in the market and security concerns, Brink's loss experience, changes in insurance costs, changes in lease costs, negotiations with organized labor in Belgium, the timing of and costs associated with the integration of the operations acquired by Brink's and the performance of the acquired operations in 2005, BHS' ability to increase monitoring costs without losing customers, the number of BHS customer disconnects resulting from Hurricane Katrina and positions taken by insurers with respect to the Company's claims, the number of services calls required to repair alarm systems damaged by Hurricane Katrina, the number of customer moves and the number of customers who install a BHS system in their new homes, the ability of the home security industry to dissuade law enforcement and municipalities from refusing to respond to alarms, the willingness of BHS' customers to pay for private response personnel or other alternatives to police responses to alarms, the volume of installation activity arising from relationships with new home builders, the performance of the home building market, costs associated with the development of BHS' second monitoring center, BHS' ability to cost-effectively grow the residential and commercial businesses, the continued improvement of volumes at BAX Global, BAX Global's ability to cost effectively meet increased demand and adjust for changes in shipping methods, the demand for capital by the Company and the availability of such capital, significant changes in the utilization of leased or owned aircraft, the cash, debt and tax position and growth needs of the Company, positions taken by governmental authorities (including federal, state and foreign tax authorities) to claims for FBLET refunds, interpretation of existing regulations and the promulgation of new regulations relating to the repatriation provisions of the American Jobs Creation Act of 2004, discovery of new facts relating to civil suits, the addition of claims or changes in relief sought by adverse parties, the demand for the Company's services, the financial performance of the Company, information technology costs and costs associated with ongoing contractual obligations, overall economic, political, social and business conditions, seasonality, foreign currency exchange rates, capital markets performance, mandatory or voluntary pension plan contributions, the impact of continuing initiatives to control costs and increase profitability, pricing and other competitive industry factors, labor relations, fuel prices, new government regulations and interpretations of existing regulations, legislative initiatives, judicial decisions, variations in costs or expenses and the ability of counterparties to perform.

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


                                                      THE BRINK'S COMPANY



November 7, 2005                                  By: /s/ Robert T. Ritter
                                                     -----------------------
                                                       Robert T. Ritter
                                                       (Vice President -
                                                   Chief Financial Officer)
                                                   (principal financial and
                                                      accounting officer)