Form 10-K
period 2005-12-31
BRINKS CO
filed 2006-03-08
CIK 78890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
     (Mark One)
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                       Yes  [X]       No  [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                       Yes  [ ]       No  [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes  [X]       No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act).
                                                       Yes  [X]       No  [ ]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).
                                                       Yes  [ ]       No  [X]

As of March 1, 2006, there were issued and outstanding 58,724,211 shares of common stock. The aggregate market value of shares of common stock held by nonaffiliates as of June 30, 2005 was $1,977,966,540.

Documents incorporated by reference: Part I, Part II and Part IV incorporate information by reference from the Annual Report of the Company for the year ended December 31, 2005. Part III incorporates information by reference from portions of the Registrant's definitive 2006 Proxy Statement to be filed pursuant to Regulation 14A.

================================================================================
PART I
================================================================================

ITEM 1.  BUSINESS
--------------------------------------------------------------------------------


The Brink's Company

The Brink's Company (the "Company"), a Virginia corporation incorporated in 1930, conducts business in the security industry, principally through its wholly owned subsidiaries: Brink's, Incorporated ("Brink's") and Brink's Home Security, Inc. ("BHS").

On January 31, 2006, the Company sold BAX Global Inc., ("BAX Global"), a wholly owned freight transportation subsidiary for $1.1 billion in cash. In prior years, the Company disposed of its coal, natural gas, timber, and gold businesses, however, the Company retained significant liabilities from these operations.

Financial   information  related  to  the  Company's   subsidiaries  and  former
operations is included in the following notes to the consolidated financial statements in the Company's 2005 Annual Report, which notes are herein incorporated by reference:

        o  Brink's and BHS - note 2
        o  BAX Global - note 5
        o  Former Natural  Resource operations - note 5

The Company has approximately 45,800 employees in the security industry including approximately 42,400 at Brink's and 3,300 at BHS. There were approximately 12,200 employees at BAX Global at December 31, 2005.

A significant portion of the Company's business is conducted outside the United States. Because the financial results of the Company are reported in U.S. dollars, they are affected by changes in the value of various foreign currencies in relation to the U.S. dollar. The Company, from time to time, uses foreign currency forward contracts to hedge certain transactional risks associated with foreign currencies. The Company is also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, political instability, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects of such risks on the Company cannot be predicted.

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


SECURITY SERVICES

Brink's, Incorporated ("Brink's")

General
Brink's is the oldest and largest secure transportation and cash logistics service company in the U.S., and is a market leader in many of the countries in which it operates. Brink's has operations throughout the world with 36% of Brink's 2005 revenues provided by operations in North America. Brink's in North America serves customers through 158 branches in the U.S. and 51 branches in Canada.

Brink's operations outside North America are located in approximately 50 countries, with concentrations in Europe (45% of Brink's 2005 revenues) and South America (16% of Brink's 2005 revenues.) Over the past two years, Brink's acquired security operations in seven countries. These acquisitions increased revenues by approximately $104 million in 2005. In addition, Brink's has growing operations in the Asia-Pacific region of the world that accounted for 3% of Brink's 2005 revenues. Brink's largest operations outside North America, in terms of Brink's 2005 revenues, were located in France, Venezuela, the Netherlands, Brazil, Germany, the United Kingdom and Colombia. These operations accounted for 74% of Brink's 2005 revenues outside of North America.

Brink's ownership interest in subsidiaries and affiliated companies ranged from 20% to 100% at December 31, 2005. In some instances local laws limit the extent of Brink's ownership interest.

Customers
Brink's customers include:

        o  banks;
        o  retail and other commercial businesses;
        o  investment banking and brokerage firms; and
        o  government agencies, such as a country's central bank.

Services
The major services offered by Brink's include:

        o  armored car transportation;
        o  automated teller machine ("ATM") servicing;
        o  currency and deposit processing, including "Cash Logistics" services;
        o deploying and servicing safes and safe control devices, including its patented CompuSafe(R) service;
        o  coin sorting and wrapping;
        o arranging the secure air transportation of valuables ("Global Services"); and
        o transporting, storing and destroying sensitive information ("Secure Data Solutions").

Brink's   armored  car   transportation   services   generally   include  secure
transportation of:

        o  cash between businesses and banks;
        o cash, securities and other negotiable items and valuables between commercial banks, central banks (such as the U.S. Federal Reserve Banks and their branches and correspondents) and investment banking and brokerage firms;
        o new currency, coins and precious metals for a number of central banks throughout the world;
        o canceled checks between banks or between a clearing house and its member banks in certain geographic areas.

Brink's provides coin and currency processing (including "Cash Logistics") services primarily to banks and retail customers. Cash Logistics is a fully integrated solution that proactively manages the supply chain of cash from point-of-sale through deposit at a bank. The process includes transportation, cashier balancing and reporting, deposit processing and consolidation, and electronic information exchange. Retail customers use Brink's Cash Logistics services to count and reconcile coins and currency in a Brink's secure environment, to prepare bank deposit information and to replenish retail locations' coins and currency in proper denominations.

Through its proprietary cash processing and information systems, Brink's offers customers the ability to integrate a full range of vault, ATM servicing, transportation, storage, processing, inventory management and reporting services. Brink's believes that the quality and scope of its cash processing and information systems differentiate its Cash Logistics services from its competitors.

Brink's CompuSafe(R) services provide retail customers with a proprietary integrated system for safeguarding and managing cash. Brink's markets its CompuSafe(R) services to a variety of cash-intensive retail customers, such as convenience stores, gas stations and restaurants. The service includes installing a specialized safe in the retail establishment that holds safeguarded cassettes. The customer's employees deposit currency into the cassettes which can only be removed by Brink's armored car personnel. The cassettes are then taken to a secure currency room where the contents are verified and transferred for deposit. Deposit details can then be electronically reported to the customer.

For transporting money and other valuables over long distances, Brink's Global Services offers a combined armored car and secure air transportation service between many cities around the world. Brink's uses regularly scheduled or chartered aircraft in connection with its air transportation services. Included in Global Services is a specialized diamond and jewelry secure transportation operation, with offices in the major diamond and jewelry centers of the world.

Brink's also provides secure document destruction services using its SCS TechnologySM, a highly advanced size-controlled shredding system which destroys in minutes what could otherwise take days to shred. In 2005, Brink's launched Secure Data Solutions. Brink's provides customers with domestic and international solutions for transferring, storing and destroying sensitive information. Brink's uses its armored car transportation, Global Services and document destruction services to ensure sensitive information is transported and handled securely.

Brink's provides individualized services under separate contracts designed to meet the distinct transportation, security and logistics requirements of its customers. These contracts are usually for an initial term of at least one year but continue in effect thereafter until canceled by either party.

Competition

Brink's competes with a number of large multinational and many smaller companies throughout the world.

The primary factors that attract and retain customers are security, service quality and price. Brink's believes its competitive advantages include:

        o  "Brink's" brand name recognition;
        o  reputation for a high level of service and security;
        o  proprietary cash processing and information systems;
        o  high-quality insurance coverage and general financial strength;
        o  risk management capabilities; and
        o the ability to offer services around the world to multinational customers.

Brink's believes its cost structure is generally competitive, although it believes certain competitors may have lower costs as a result of lower wage and employee benefit levels or as a result of different security and service standards.

Competitive conditions often cause customers and potential customers to focus on the cost of all services including armored car services. As a result, Brink's often faces pricing pressures from competitors in a number of markets. Because Brink's management believes that the high level of service and security provided differentiates Brink's from its competitors, Brink's resists competing on price alone.

The availability of quality and reliable insurance coverage for security services is an important factor in the ability of Brink's to attract and retain customers and to manage the risks of its business. Brink's is self-insured for much of the loss of cash or valuables while in its possession, however, Brink's purchases insurance coverage for losses in excess of what it considers prudent deductibles and/or retentions. Brink's insurance policies cover security losses from most causes, with the exception of war, nuclear risk and certain other exclusions typical for such policies. Brink's generally does not offer its customers protection from losses arising from excluded causes.

Insurance for security is provided by different groups of underwriters at negotiated rates and terms. This insurance is available to Brink's in major markets although the premiums charged are subject to fluctuations depending on market conditions. The security loss experience of Brink's and, to a limited extent, other armored carriers affects premium rates charged to Brink's.

Operationally, Brink's performance may vary from period to period. Since revenues are generated from charges per service performed as well as on an ad valorem basis, revenues can be affected by the level of activity in economies and the volume of business for specific customers. In addition, contracts generally run for one or more years and there are costs which must be incurred to prepare to service a new customer or to transition away from one. Brink's performance is generally higher in the second half of the year, and in particular in the fourth quarter, because of the generally higher economic activity.

Service Mark and Patents
BRINKS is a registered service mark in the U.S. and certain foreign countries. The BRINKS mark, name and related marks are of material significance to Brink's business. Brink's owns patents expiring in 2008 and 2009 for certain coin sorting and counting machines. Brink's has patents for safes including its integrated CompuSafe(R) service, that expire in 2015 through 2018. The patents for the safes including CompuSafe(R) device and sorting and counting machines provide important advantages to Brink's. However, Brink's operations are not dependent on the existence of the aforementioned patents.

The Company has entered into certain agreements to license the Brink's and the Brink's Home Security name. Examples include licenses to distributors of security products (padlocks, home safes, door and window hardware, etc.) offered for sale to consumers through major retail chains.

Government Regulation
The U.S. operations of Brink's are subject to regulation by the U.S. Department of Transportation with respect to safety of operations and equipment and financial responsibility. Intrastate operations in the U.S. are subject to state regulation and intraprovince operations in Canada are subject to federal and provincial regulations. Brink's International operations are regulated to varying degrees by the countries in which they operate.

Employee Relations
At December 31, 2005, Brink's and its subsidiaries had approximately 42,400 employees, including 10,600 employees in North America, (of whom 1,800 were classified as part-time employees) and 31,800 employees outside North America. At December 31, 2005, Brink's was a party to 13 collective bargaining agreements in North America with various local unions covering approximately 1,700 employees, almost all of whom are employees in Canada and members of unions affiliated with the International Brotherhood of Teamsters. Six agreements will expire in 2006 and are expected to be renegotiated. The remaining agreements have various expiration dates after 2006 and extending through 2009. Outside of North America, approximately 25% of branch employees are members of labor or employee organizations in the majority of the countries in which Brink's operates. Brink's believes its employee relations are satisfactory.


Brink's Home Security ("BHS")

General
BHS believes that it is the second largest provider of monitored security services for residential and commercial properties in North America. BHS is primarily engaged in the business of marketing, selling, installing, servicing and monitoring electronic security systems in owner-occupied, single-family residences. To a lesser extent, BHS markets, sells, installs, services and monitors electronic security systems in commercial locations. At December 31, 2005, BHS had approximately 1,019,000 systems under monitoring contracts, including approximately 167,300 related to subscribers added during 2005. The vast majority of monitoring service contracts start with an initial term of three years and renew on an annual basis thereafter. BHS provides services to subscribers located in most metropolitan areas in 44 states, the District of Columbia and several markets in two western provinces in Canada.

BHS' typical security system installation consists of sensors and other devices which are installed at a subscriber's home or commercial location. The equipment can be configured to signal intrusion, fire, medical and other alerts. When an alarm is triggered, a signal is sent, typically by digital or analog telephone line, to BHS' central monitoring station. Signals can be originated at customer premises over digital or analog telephone lines, certain digital or analog
wireless  services,   and  via  VOIP  (Voice  over  Internet  Protocol)  service providers.

BHS' central monitoring station in Irving, Texas, holds an Underwriters' Laboratories, Inc. ("UL") listing. UL specifications for service centers include building integrity, back-up computer and power systems, staffing and standard operating procedures. In the event of emergencies such as fire, tornado, major interruption in telephone or computer service, or any other event affecting the Irving facility, monitoring operations can be transferred to a back-up facility in Carrollton, Texas. BHS is in the process of establishing a second monitoring station in Knoxville, Tennessee with computer back-up capability that will replace the standby facility in Carrollton.

BHS markets its alarm systems primarily through television, direct mail, yellow page and internet advertising, alliances with other service companies, inbound telemarketing and field sales employees. BHS employees install and service most of the systems; however, dealers and subcontractors are occasionally used in some areas. BHS does not manufacture the equipment used in its security systems. Equipment is purchased from a limited number of suppliers and distributors and no interruptions in supply are expected. Minimal equipment inventories are maintained at each branch office and a third-party distributor maintains safety stock on certain key items specifically for BHS in sufficient quantities to cover minor supply chain disruptions.

BHS uses an authorized dealer program to expand its geographic coverage and leverage its national advertising. The dealer program accounted for 17% of new installations during 2005 and 8% of BHS' total subscriber base as of December 31, 2005. Approximately 114 dealers located in 38 states were authorized to participate in the program as of December 31, 2005. BHS requires its dealers to install the same type of equipment installed by its own branches and to adhere to the same quality standards.

In addition to initiating subscriber relationships through branch and dealer networks, BHS obtains new residential subscribers through its Brink's Home Technologies ("BHT") division. Working directly with major home builders, BHT markets and installs residential security systems, as well as a variety of low-voltage security, home networking, communications and entertainment options. BHS currently does business with 9 of the top 10 and 16 of the top 20 residential home builders in the U.S., obtaining incremental subscriber installations over those obtained through BHS' traditional mass media marketing efforts.

The security system installation and activation process in BHT is more costly than in BHS' traditional installation process. The BHT activation process consists of three phases. Once the framing of the house is complete, a BHT technician will wire the house for security, and in certain circumstances for specified non-security low-voltage systems. The equipment for which the house is being prewired generally is contractually agreed upon with the builder and/or homebuyer prior to any work being done. As the house nears completion, a BHT technician visits the site a second time to connect the security and non-security equipment in the previously prewired locations. Upon the sale of the house, the homeowner is presented with the option of signing up for monitoring service. If the homeowner signs up for monitoring service, the security system is activated. New systems activated for monitored security service by BHT accounted for 9% of new BHS subscribers during 2005.

Although its core business has historically been focused on the monitoring of residential security systems, BHS also installs and monitors commercial security systems. In addition to intrusion detection, products and services currently offered to these customers include nonmonitored closed circuit video and
enhanced  event  reporting.   BHS  is  developing  additional   capabilities  in
commercial security. Commercial customers represented approximately 4% of subscribers at year end.

BHS also provides monitored security to owners of "multifamily" apartment and condominium complexes, who then offer monitoring security service to their tenants. Multifamily customers currently represent slightly more than 2% of subscribers.

BHS disconnect rates are typically higher in second and third calendar quarters of the year because of an increase in residential moves during the summer months.

Government Regulation
BHS' U.S. operations are subject to various U.S. federal, state and local consumer protection, licensing and other laws and regulations. Most states in which BHS operates have licensing laws directed specifically toward the alarm industry. BHS' business currently relies primarily upon the use of wireline telephone service to communicate signals. Wireline telephone companies are currently regulated by both the federal and state governments. BHS' Canadian operations are subject to the laws of Canada, British Columbia and Alberta.

Competition
BHS competes in most major metropolitan markets in the U.S. and several markets in western Canada through BHS-owned branch operations or authorized dealer programs. The monitored security alarm market has a large number of competitors, including thousands of local and regional companies. BHS believes it is the second largest provider of monitored security services to residential and commercial properties in North America. BHS believes that two of its key competitive advantages are brand name recognition and service quality.

Competition is based on a variety of factors, including company reputation, service quality, product quality and price. There is substantial competitive pressure on installation fees. Several significant competitors offer installation prices which match or are less than BHS' prices; however, some of the small local competitors in BHS' markets continue to charge significantly more for installation. Competitive pressure on monitoring rates, while less intense than on installation fees, is still significant. BHS believes that the monitoring rates it offers are generally comparable to the rates offered by other major security companies.

BHS believes its customer retention rate is the highest among the major home and commercial security service companies. BHS believes its favorable retention rate is due to its focus on new customers with strong credit backgrounds and consistent high-quality customer service. All alarm equipment used by BHS meets the requirements for safety to be listed by Underwriter's Laboratories. The system control panel and keypads installed by BHS are designed to be user-friendly and to minimize false alarms.

Employees
BHS has approximately 3,300 employees, none of whom is currently covered by a collective bargaining agreement. BHS is in the process of negotiating a collective bargaining agreement with a group of nine employees. BHS believes its employee relations are satisfactory.


DISCONTINUED OPERATIONS

BAX Global Inc.  ("BAX Global")

On January 31, 2006, the Company sold BAX Global for $1.1 billion in cash to Deutsche Bahn AG. The Company retained ownership of BAX Global's Air Transport International, LLC ("ATI") subsidiary pending receipt of required regulatory approvals, which are expected shortly. In the interim ATI will continue to provide service to its customers, including BAX Global. ATI's operations are expected to have minimal impact on the Company's financial position.

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

BAX Global continues to expand its ocean shipping business primarily by marketing its ocean products to its air freight and supply chain management customer base.

ATI provides transportation services in North America to BAX Global and also provides worldwide charter transportation services to other customers.

BAX Global provides certain transportation customers with supply chain management services and operates approximately 127 logistics warehouse and distribution facilities in key world markets. BAX Global specializes in developing supply chain management programs for companies entering new global markets or consolidating regional activity.

Heavy Freight Transportation Services
BAX Global offers its North American (U.S., Canada and Mexico) transportation customers a variety of products and pricing options, such as guaranteed and standard overnight and second-day delivery, as well as, deferred delivery (delivery generally within one to five business days). A variety of value-added ancillary services, such as shipment tracking, inventory control and management reporting are also offered.

BAX Global also offers a time-definite delivery service to freight forwarders, freight brokers and international airlines. BAX Global primarily markets this product to small to mid-sized forwarders and provides a higher service level compared to common carriage.

Outside North America, BAX Global offers a variety of services including standard and expedited freight services, ocean forwarding and door-to-door delivery.

BAX Global also frequently acts as a customs broker for customers, facilitating the clearance of goods through customs at international points of entry. BAX Global has the ability to link its international network with its North American transportation infrastructure and customs brokerage capabilities to provide seamless door-to-door delivery and distribution between global markets and virtually any city in North America.

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

BAX Global has the ability to provide freight service to all North American business communities, as well as, to virtually all countries throughout its network of approximately 570 company-operated and agent operated stations, logistic warehouses and distribution centers in 134 countries. BAX Global's network is composed primarily of controlled subsidiaries and, to a lesser extent, agents and sales representatives in certain non-U.S. locations, typically under short-term contracts. Between available space on common carriers throughout the world and its North American network, BAX Global believes that it has sufficient capacity to meet the needs of its customers.

BAX Global's freight business is tied to the cycles of international trade, with higher volumes of shipments from August through December than during the other months of the year. The lowest volume of shipments generally occurs in January and February.

Including U.S. export and import revenue, BAX Global's international heavy freight shipments and logistics services accounted for approximately 79% of BAX Global revenues in 2005. Intra-U.S. shipments accounted for approximately 21% of BAX Global revenues in 2005.

BAX Global's network has a worldwide communications and information system which provides global tracking and tracing of shipments and logistics data for management information reports, enabling customers to improve efficiency and control costs. BAX Global offers customers information management via website at www.baxglobal.com.

North American  Aircraft  Operations
ATI is a U.S.-based freight and passenger airline that operates a certificated fleet of DC-8 aircraft. In addition to the services provided to BAX Global's North American transportation network, ATI also provides domestic and international service for the U.S. Government Air Mobility Command and other charter customers. BAX Global also operates Boeing 727s under contracts with third parties that provide the aircraft, crew, maintenance and insurance ("ACMI").

The following is a summary of BAX Global's fleet as of December 31, 2005.



                                    BAX Global's
                                   Transportation   Charter
                         Aircraft      Network     Customers    Grounded   Total
--------------------------------------------------------------------------------
Cargo:
   Leased                 DC-8           10             2          -        12
   ACMI                   727            11             -          -        11
   Owned                  DC-8            -             1          -         1
--------------------------------------------------------------------------------
Cargo                                    21             3          -        24

Combi-Configured (a):
   Leased                 DC-8            -             1          -         1
   Owned                  DC-8            -             4          1         5
--------------------------------------------------------------------------------
Combi-configured                          -             5          1         6

--------------------------------------------------------------------------------
   Total                                 21             8          1        30
================================================================================
(a) Aircraft configured to accommodate both passengers and cargo for use in charter business.


Of the 21 planes in BAX Global's transportation network, 18 are assigned to regularly scheduled routes. Generally, 3 planes are held for use as backups or are in maintenance. Grounded planes are held for sale or to provide spare parts for use in other Company planes.

For aircraft held under long-term lease, BAX Global is responsible for the normal costs of operating and maintaining the aircraft. In addition, ATI is responsible for all or a portion of any special maintenance or modifications which may be required by Federal Aviation Administration ("FAA") regulations or orders (see "Government Regulation" below). The ultimate liability for mandated special maintenance or modifications is generally subject to dollar limits, specific exclusions and sharing arrangements with the lessors. Over the last three years, ATI spent a total of approximately $73 million on routine heavy maintenance of its owned and leased aircraft fleet.

BAX Global is responsible for fuel costs and most other incidental costs such as landing fees for aircraft operated for it by third parties.

See note 5 to the consolidated financial statements in the Company's 2005 Annual Report for information regarding future minimum lease payments related to the Company's aircraft. ATI's 13 aircraft leases have various expiration dates extending through 2006, and BAX Global's 11 ACMI contracts are on a monthly basis. Based on the current state of the aircraft leasing market, BAX Global believes it should be able to renew these agreements or enter into new agreements on terms reasonably comparable to those currently in effect.

The average airframe age of the fleet operated by ATI is in excess of 35 years; however, the condition of a particular aircraft and its fair market value are dependent on its maintenance history. Factors other than age, such as cycles (essentially the number of flights), can have a significant impact on the ability to service an aircraft. Generally, cargo aircraft tend to have fewer cycles than passenger aircraft over comparable time periods because they are used for fewer flights per day and longer flight segments.

Fuel costs are a significant element of the total costs of operating aircraft. Fuel prices are subject to worldwide and local market conditions. In order to protect against price increases in jet fuel, from time to time BAX Global enters into hedging agreements, including swap contracts, options and collars. BAX Global charges customers a fuel surcharge in the U.S. when fuel costs are higher than the normal historical range.

Supply Chain Management Services
BAX Global's supply chain management business specializes in developing solutions that include the design, implementation of systems to manage and distribute inventory and provide information to improve a customer's efficiency and productivity.

BAX Global operates value-added logistics warehouse and distribution facilities in key world markets. Companies in the healthcare, retail, automotive, aerospace and high technology industries have been targeted as businesses with significant supply chain management needs.

Worldwide revenues from the supply chain management business represented 9% of BAX Global revenues in 2005.

Former Natural Resource Business

The Company sold or shut down its coal operations in 2002 and sold its natural gas, timber and gold operations in 2003 and 2004. The Company has retained certain coal-related liabilities and related expenses. Retained liabilities are significant and include obligations related to Company-sponsored postretirement medical plans, black lung benefits, reclamation and other costs related to closed mines, Health Benefit Act obligations, workers' compensation claims and costs of withdrawal from multi-employer pension plans. The Company expects to have significant ongoing expenses and cash outflow for retained liabilities relating to its former coal operations. See notes 4, 5, and 22 to the consolidated financial statements, which notes are herein incorporated by reference. The Company has established a Voluntary Employees' Beneficiary Association ("VEBA") to finance its postretirement medical plan obligations.

At December 31, 2005, the Company had approximately 22 employees related to its former natural resource operations. These employees perform various duties including reclaiming, maintaining and selling residual assets and managing retained liabilities related to the former coal operations.

ITEM 1A.  RISK FACTORS
--------------------------------------------------------------------------------

The Company is exposed to risk as it operates its businesses. Some of these risks are common to all companies doing business in the industries in which the Company operates and some are unique to the Company. In addition, there are risks associated with investing in the common stock of the Company. These risk factors should be considered carefully when evaluating the Company and its businesses.

The Company has significant pension and retiree medical obligations. The Company has substantial pension and retiree medical obligations, many of which arose during its long history of operating in the coal industry. The Company has contributed cash to segregated trusts that pay benefits to satisfy these obligations. The Company expects it may have to make additional contributions to fund the obligations. The amount of these obligations is significantly impacted by factors that are not in the Company's control, including interest rates used to determine the present value of future payment streams, expected investment returns, medical inflation rates, participation rates and changes in laws and regulations. In addition, the Company could be required to make benefit payments for unassigned beneficiaries under the Coal Industry Retiree Health Benefit Act of 1992. Changes in any of these factors could have a significant effect on the amount of the Company's obligations and could materially and adversely affect the Company's financial condition, results of operations and cash flows.

The Company has significant operations outside the United States. The Company's continuing operations currently operate in approximately 50 countries. Revenue outside the U.S. was approximately 58% of total revenue in 2005. The Company expects revenue outside the U.S. to continue to represent a significant portion of total revenue. Business operations outside the U.S. are subject to political, economic and other risks inherent in operating in foreign countries, such as:

        o the difficulty of enforcing agreements, collecting receivables and protecting assets through foreign legal systems;
        o  trade  protection    measures   and   import   or   export  licensing
           requirements;
        o difficulty in staffing and managing widespread operations and the application of foreign labor regulations;
        o  required compliance with a  variety of foreign laws and  regulations;
        o  changes  in  the  general political  and economic  conditions  in the
           countries  where  we   operate,  particularly  in  emerging  markets;
        o  threat of nationalization and expropriation;
        o increased costs and risks of doing business in a number of foreign jurisdictions;
        o  limitations on repatriation of earnings; and
        o fluctuations in equity and revenues due to changes in foreign currency exchange rates.

The Company tries to effectively manage these risks by monitoring current and anticipating future political and economic developments and adjusting operations as appropriate. Changes in the political or economic environments in the countries in which the Company operates could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company operates in highly competitive industries. The Company competes in industries that are subject to significant competition and pricing pressures. Brink's faces significant pricing pressures from competitors in most markets. BHS experiences competitive pricing pressures on installation and monitoring rates. Because the Company believes it has competitive advantages such as brand name recognition and a reputation for a high level of service and security, it resists competing on price alone. However, continued pricing pressure could impact the Company's customer base or pricing structure and have an adverse effect on the Company's results of operations.

Brink's earnings and cash flow could be materially affected by increased safety and security losses. Brink's purchases insurance coverage for safety and security losses in excess of what it considers prudent deductibles and/or retentions. Brink's is self-insured for losses under these limits and recognizes expense up to these limits for actual losses. Brink's insurance policies cover safety and security losses from most causes, with the exception of war, nuclear risk and various other exclusions typical for such policies. The availability of high-quality and reliable insurance coverage is an important factor in the ability of Brink's to obtain and retain customers and to manage the risks of its business. If the Company's safety and security losses increase, or if the Company is unable to obtain adequate insurance coverage at reasonable rates, the Company's financial condition and results of operations could be materially and adversely affected.

Brink's may not be able to realize projected cost savings related to restructurings. During 2005, Brink's restructured several operations in Europe. As a result the Company expects significant cost savings in 2006 and future years. There is no assurance these projected cost savings will be realized.

BHS may not be able to sustain the expansion of its subscriber base at recently achieved growth rates. BHS has a history of significantly increasing its subscriber base each year as a result of strong growth in new installations and a relatively low number of subscriber disconnects. The majority of BHS subscribers are residents of single family households and BHS intends to continue to grow its subscriber base through a number of sales channels, including relationships with new home builders. As a result, BHS' business has benefited from strong growth in the housing market over the past several years. A downturn in the housing market (new construction and/or resale of existing houses) could have an impact on BHS' ability to continue strong growth in the subscriber base. In addition, BHS's disconnect rate has been favorably affected in the past several years by the cumulative effect of improved subscriber selection and retention processes and high-quality customer service. A substantial number of disconnects cannot be prevented, including, for example, disconnects that occur because of customer moves. If the Company fails to continue to provide high-quality service and take the other actions that have improved the disconnect rates in the past, the disconnect rate could increase, and the subscriber base growth rate could suffer. Slower growth in the subscriber base from materially lower installations and/or materially higher disconnects could adversely affect BHS' results of operations.

BHS intends to grow new lines of business and operating margins may suffer. BHS intends to expand its presence in commercial alarm installation and monitoring. As a result, the cost of investment in new subscribers may continue to grow faster than installations and related revenue as BHS develops the resources needed to achieve its objectives. If BHS is unable to increase the subscriber base while incurring the additional investment costs, BHS' results of operations would be adversely affected.

BHS earnings and cash flow could be materially affected by a sudden shift in its customers' selection of telecommunications services. BHS' operating model relies on its customers' selection and continued payment for high quality, reliable telecommunications services. In recent years, new options for retail telecommunications services (such as Voice over Internet Protocol, or VoIP) have arisen, some of which are lower in cost but also less reliable and of lower quality than traditional telecommunications. If there were a sudden shift to such services by a significant portion of BHS' subscriber base, BHS' results of operations and cash flows would be adversely affected.

BHS earnings and cash flow could be materially affected by penalties assessed for false alarms. BHS believes its false alarm rate compares favorably to many other companies' rates. Some local governments impose assessments, fines and penalties on either subscribers or the alarm companies for false alarms. A few municipalities have adopted ordinances under which both permit and alarm dispatch fees are charged directly to the alarm companies. BHS' alarm service contracts generally allow BHS to pass these charges on to customers. If more local governments impose assessments, fines or penalties, and BHS is not able to pass the increase in costs to its customers, the growth of BHS' subscriber base would be adversely affected.

BHS' earnings and cash flow could be materially affected by the refusal of police departments to respond to calls from monitored security service companies. Police departments in a limited number of U.S. cities are not required to automatically respond to calls from monitored security service companies unless an emergency has been visually verified. BHS has offered affected customers the option of receiving response from private guard companies, which in most cases have contracted with BHS. This increases the overall cost to customers. If more police departments refuse to automatically respond to calls from monitored security service companies without visual verification, BHS' ability to retain subscribers could be negatively impacted and results of operations and cash flow could be materially and adversely affected.

BHS could face liability for failure to respond adequately to alarm activations. The nature of the services BHS provides potentially exposes BHS to risks of liability for employee acts or omissions or system failures. In an attempt to reduce this risk, BHS' alarm monitoring agreements contain provisions limiting its liability. However, in the event of litigation with respect to such matters, there can be no assurance that these limitations will be enforced and losses from such litigation could be material to the financial condition of the Company.

BHS relies on third party providers for the components of its security systems. The components for the security systems that BHS installs are manufactured by third parties. BHS is therefore susceptible to interruptions in supply and to the receipt of components that do not meet BHS' high standards. BHS mitigates these risks through the selection of vendors with strong reputations for producing quality products. However, any interruption in supply could cause delays in installations and repairs and the loss of current and potential customers. Also, if a previously installed component were found to be defective, BHS might not be able to recover any or all of the costs associated with its repair or replacement and the diversion of BHS' technical force to address such an issue could affect subscriber and revenue growth. Interruptions in supply or the failure of alarm system components could have a material impact on the Company's financial condition.

The Company's business operates in regulated industries. The U.S. operations of Brink's are subject to regulation by the U.S. Department of Transportation with respect to safety of operations and equipment and financial responsibility. Intrastate operations in the U.S. are subject to regulation by state regulatory authorities and intraprovince operations in Canada are subject to regulation by Canadian and provincial regulatory authorities. Brink's International operations are regulated to varying degrees by the countries in which they operate.

BHS and its employees are subject to various U.S. federal, state and local consumer protection, licensing and other laws and regulations. Most states in which BHS operates have licensing laws directed specifically toward the monitored security services industry. BHS' business relies heavily upon wireline telephone service to communicate signals. Wireline telephone companies are currently regulated by both the federal and state governments. BHS' wholly owned Canadian subsidiary is subject to the laws of Canada, British Columbia and Alberta.

Changes in laws or regulations could require the Company to change the way it operates, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any applicable laws or regulations could result in substantial fines or revocation of the Company's operating permits and licenses. If laws and regulations were to change or the Company failed to comply, the Company's business, financial condition and results of operations could be materially and adversely affected.

The Company could be materially affected by an unfavorable outcome related to non-payment of value-added taxes and custom duties. During 2004, the Company determined that one of its non-U.S. Brink's business units had not paid foreign customs duties and value-added taxes with respect to the importation of various goods and services. The Company has been advised that there could be civil and criminal penalties asserted for the non-payment of these customs duties and value-added taxes. To date no penalties have been asserted. The Company believes that the range of reasonably possible losses related to customs duties penalties is between $0 and approximately $35 million. These penalties could be asserted at any time. The business unit has commenced discussions regarding this matter with the appropriate government authorities, provided an accounting of unpaid customs duties and taxes and made payments covering its calculated unpaid value added taxes. An adverse outcome in this matter could materially affect the Company's financial condition, results of operations and cash flows.

The Company has retained obligations from the sale of BAX Global. In January 2006 the Company sold BAX Global. The Company retained obligations related to these operations, primarily for taxes owed prior to the date of sale and for any amounts paid related to one pending litigation matter for which losses could be between $0 and $9 million at the date of sale. In addition, the Company provided indemnification customary for these sorts of transactions. Future unfavorable developments related to these matters could require the Company to record additional expenses or make cash payments in excess of recorded liabilities. The occurrence of these events could have a material adverse affect on the Company's financial condition, results of operations and cash flows.

The Company is subject to covenants for credit facilities. The Company has credit facilities with financial covenants, including a limit on the ratio of debt to earnings before interest, taxes, depreciation, and amortization, minimum levels of net worth, and limits on the ability to pledge assets and limits the use of proceeds of asset sales. Although the Company believes none of these covenants are presently restrictive to operations, the ability to meet the financial covenants can be affected by changes in the Company's results of operations or financial condition. The Company cannot provide assurance that it will meet these covenants. A breach of any of these covenants could result in a default under existing credit facilities. Upon the occurrence of an event of default under any of our credit facilities, the lenders could cause amounts outstanding to be immediately payable and terminate all commitments to extend further credit. The occurrence of these events would have a significant impact on the Company's liquidity and cash flows.

The Company's effective income tax rates could change. The Company operates in approximately 50 countries, all of which have different income tax laws and associated income tax rates. The Company's effective income tax rate can be significantly affected by changes in the mix of pretax earnings in each country in which it operates and the related income tax rates in those countries. In addition, the Company's effective income tax rate is significantly affected by its estimate of its ability to realize deferred tax assets, including those associated with net operating losses. Changes in income tax laws, income apportionment, or estimates of the ability to realize deferred tax assets, could significantly affect the Company's effective income tax rate, financial position and results of operations.

The Company depends heavily on the availability of fuel and the ability to pass higher fuel cost to customers. Fuel prices have fluctuated significantly in recent years. In some periods, the Company's operating profit has been adversely affected because it is not able to fully offset the impact of higher fuel prices through increased prices or fuel surcharges. Besides passing fuel costs on to customers, the Company does not have any long-term fuel purchase contracts, and has not entered into any other hedging arrangements that protect against fuel price increases. Volatile fuel prices and potential increases in fuel taxes will continue to affect the Company. A significant increase in fuel costs and the inability to pass increases on to customers or a shortage of fuel could adversely affect the Company's results of operations.



ITEM 1B.  UNRESOLVED STAFFING COMMENTS
--------------------------------------------------------------------------------

Not applicable

ITEM 2.  PROPERTIES
--------------------------------------------------------------------------------

Brink's

Brink's has property and equipment in locations throughout the world. Branch facilities generally have office space to support operations, a vault to securely store valuables and a garage to house armored vehicles and serve as a vehicle terminal. Many times, branches have additional space to repair and maintain vehicles.

Brink's owns or leases armored vehicles, panel trucks and other vehicles that are primarily service vehicles. Brink's armored vehicles are of bullet-resistant construction and are specially designed and equipped to provide security for the crew and cargo.

The following table discloses leased and owned facilities and vehicles for Brink's most significant operations as of December 31, 2005.

                       Facilities                          Vehicles
--------------------------------------------------------------------------------
Country        Leased     Owned   Total           Leased    Owned          Total
--------------------------------------------------------------------------------

U.S              159       21       180           1,799       473         2,272
Canada            43       10        53             349       111           460
EMEA (a)         257       21       278           1,612     1,478         3,090
South America    193       51       244             103     2,396         2,499
Asia Pacific      31        -        31               1       136           137
--------------------------------------------------------------------------------
Total            683      103       786           3,864     4,594         8,458
================================================================================
(a) Europe, Middle East, and Africa



The Company has approximately 5,128 Brink's-owned CompuSafe(R) devices located on customers' premises, of which 5,072 are in North America.


BHS

BHS has approximately 64 leased offices and warehouse facilities located throughout the U.S. and one leased office in Canada. In 2005, BHS purchased its central monitoring station in Irving, Texas. The facility was formerly leased. This facility also serves as BHS' headquarters and houses most administrative, technical and marketing services personnel. Additional administrative personnel are located in a portion of an adjacent building in office space that is leased for a term ending in 2009. A second monitoring center in Knoxville, Tennessee, is under construction and should be operational in the first quarter of 2006. The Irving and Knoxville facilities will be operated and staffed to provide back-up capability for each other for critical alarm monitoring and related functions. The lease for the current back-up monitoring center in Carrollton, Texas, ends in late 2006. BHS intends to shut down the Carrollton facility once the Knoxville monitoring facility is operational.

BHS leases approximately 1,800 vehicles which are used in the process of installing and servicing its security systems.

BHS retains ownership of most of the approximately 1,019,000 systems currently being monitored. When a customer cancels monitoring services, BHS typically disables the system. In a limited number of cases, BHS removes the equipment. When a customer cancels monitoring services because of an impending household move or business relocation, the retention of the BHS system at the site facilitates the marketing of monitoring services to the subsequent homeowner or business.

Discontinued Operations

BAX Global has approximately 266 company-operated stations (88 domestic and 178 international) and has agency agreements with approximately 132 international stations. BAX Global's stations are usually located at or near airports or other transportation corridors. BAX Global operates domestic stations, which generally include office space and warehousing facilities, located in 44 states, the District of Columbia and Puerto Rico. Nearly all company-operated stations are leased.

BAX Global operates its main North American freight-sorting operation at its hub in Toledo, Ohio. This hub is operated under a lease with the Toledo-Lucas County Port Authority which expires in 2013. The lease provides BAX Global with rights of renewal for three five-year periods. Other facilities in the U.S. are held under leases having terms of one to ten years.

BAX  Global  provides  certain   transportation   customers  with  supply  chain
management services and operates approximately 127 leased logistics warehouse and distribution facilities in key world markets.

BAX Global has a 116,000 square foot corporate office facility located in Irvine, California under lease through 2012.

See "Aircraft Operations" above for information about contracted, leased and owned aircraft.


Forward-Looking Information Certain of the matters discussed herein, including statements regarding foreign exchange rates and other risks associated with foreign operations, BHS' continued expansion into the commercial market, the uninterrupted supply of equipment to BHS, the ability of BHS' Irving and second stations to back each other up, the negotiation of union contracts and significant ongoing expenses and cash outflows for retained liabilities related to former coal operations in the future (including costs related to the administration of retained liabilities), involve forward-looking information which is subject to known and unknown risks, uncertainties, and contingencies which could cause actual results, performance or achievements, to differ materially from those which are anticipated.

Such risks, uncertainties and contingencies, many of which are beyond the control of the Company, include, but are not limited to, fluctuations in interest and exchange rates, economic, business and social conditions in the U.S. and abroad, effectiveness of hedging activities and the ability of counterparties to perform, the performance of BHS' equipment suppliers, BHS' ability to cost-effectively develop or incorporate new systems in a timely manner, decisions regarding continued support of the developing commercial business, concessions requested by Brink's, BHS or the applicable union, actual retirement experience of the former coal operation's employees, black lung claims incidence, the number of dependents covered under benefit obligations, coal industry turnover rates, actual medical and legal costs relating to the benefits, changes in inflation rates (including the continued volatility of medical inflation), the demand for the Company's products and services, the ability of the Company and its operations to obtain appropriate insurance coverage at reasonable prices, pricing and other competitive industry factors, fuel prices, new government regulations and legislative initiatives, issuance of permits, judicial decisions, and variations in costs or expenses.

ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

Not applicable.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

Not applicable.

Executive Officers of the Registrant

The following is a list as of March 1, 2006, of the names and ages of the executive and other officers of The Brink's Company and the names and ages of certain officers of its subsidiaries, indicating the principal positions and offices held by each. There is no family relationship between any of the officers named.


Name                      Age   Positions and Offices Held                                    Held Since
--------------------------------------------------------------------------------------------------------
Executive Officers:
Michael T. Dan            55    President, Chief Executive Officer and Chairman of the Board     1998
James B. Hartough         58    Vice President-Corporate Finance and Treasurer                   1988
Frank T. Lennon           64    Vice President and Chief Administrative Officer                  2005
Austin F. Reed            54    Vice President, General Counsel and Secretary                    1994
Robert T. Ritter          54    Vice President and Chief Financial Officer                       1998

Other Officers:
Matthew A. P. Schumacher  47    Controller                                                       2001
Arthur E. Wheatley        63    Vice President -Risk Management and Insurance                    1988

Subsidiary Officers:
Robert B. Allen           52    President of Brink's Home Security, Inc.                         2001

Executive and other officers of The Brink's Company are elected annually and serve at the pleasure of its Board of Directors.

Mr. Dan was elected President, Chief Executive Officer and Director of The Brink's Company in February 1998 and was elected Chairman of the Board effective January 1, 1999. He also serves as Chief Executive Officer of Brink's, Incorporated, a position he has held since July 1993, and as President and Chief Executive Officer of Brink's Holding Company, a position he has held since December 31, 1995. From August 1992 to July 1993 he served as President of North American operations of Brink's, Incorporated and as Executive Vice President of Brink's, Incorporated from 1985 to 1992.

Mr. Lennon was appointed Vice President and Chief Administrative Officer in 2005. Prior to this position, he was the Vice President, Human Resources and Administration from 1990 through 2005.

Messrs. Hartough, Ritter, Reed and Wheatley have served in their present positions for more than the past five years.

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

================================================================================
PART II
================================================================================


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
--------------------------------------------------------------------------------

The Company's common stock trades on the New York Stock Exchange under the symbol "BCO."

The following table provides information about common stock repurchases by the Company during the quarter ended December 31, 2005.



                                                                                    (d) Maximum Number
                                                               (c) Total Number       (or Approximate
                                                               of Shares Purchased     Dollar Value) of
                        (a) Total Number                       as Part of Publicly   Shares that May Yet
                            of Shares       (b) Average Price    Announced Plans      be Purchased Under
    Period                Purchased (1)        Paid per Share      or Programs      the Plans or Programs (2)
-------------------------------------------------------------------------------------------------------------
November 1 through
   November 30, 2005          9,457         $      45.68                -                   1,000,000
=============================================================================================================

(1) Stock-for-stock exchanges for payments of exercise cost upon exercises of stock options.
(2) On May 4, 2001 the Company's Board of Directors approved a share repurchase program to purchase up to 1 million shares of common stock and any or all of the outstanding shares of Series C preferred stock, with an aggregate purchase price limitation of $30 million, of which $19.1 million remains available for repurchases.


Reference is made to page 130 of the Company's 2005 Annual Report which is herein incorporated by reference, for other information required by this item.


ITEM 6. SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

Reference is made to page 131 of the Company's 2005 Annual Report which is herein incorporated by reference, for information required by this item.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

Reference is made to pages 18 through 73 of the Company's 2005 Annual Report which is herein incorporated by reference, for information required by this item.


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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

Reference is made to pages 74 through 130 of the Company's 2005 Annual Report which is herein incorporated by reference, for information required by this item.


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

There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Reference is made to pages 74 through 75 of the Company's 2005 Annual Report, which are herein incorporated by reference, for Management's Annual Report on Internal Control over Financial Reporting and the Attestation Report of the Registered Public Accounting Firm.



ITEM 9B. OTHER INFORMATION
--------------------------------------------------------------------------------

The Company makes the following disclosure in lieu of furnishing it in a Current Report on Form 8-K under Item 2.02. "Results of Operations and Financial Condition."

On March 8, 2006, the Company issued a press release updating its previously disclosed fourth quarter and year end financial results to reflect a reallocation of taxes between continuing and discontinued operations. A copy of this release is being furnished as Exhibit 99(b) to this Annual Report on Form 10-K.

================================================================================
PART III
================================================================================


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

The information required by this Item regarding directors is herein incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2005. The information regarding executive officers is included in this report following Item 4, under the caption "Executive Officers of the Registrant."

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


ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

The information required by Item 11 is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2005.


ITEM 12. SECURITY O WNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
--------------------------------------------------------------------------------

The information required by Item 12 is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2005.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

The information required by Item 13 is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2005.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------------------------------------------------------------------------------

The information required by Item 14 is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2005.

================================================================================
PART IV
================================================================================


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
--------------------------------------------------------------------------------

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2006.


                                                         The Brink's Company
                                                   -----------------------------
                                                            (Registrant)
                                               By   /s/ M.T. Dan
                                                   -----------------------------
                                                           (M.T. Dan,
                                                     Chairman, President and
                                                     Chief Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 7, 2006.

    Signatures                                         Title
 -----------------                                  -----------

R. G. Ackerman*                                       Director
B. C. Alewine*                                        Director
J. R. Barker*                                         Director
M. C. Breslawsky*                                     Director
J. S. Brinzo*                                         Director
J. L. Broadhead*                                      Director



/s/  M. T. Dan                                  Chairman, President and
---------------------------------------         Chief Executive Officer
(M. T. Dan)                                  (principal executive officer)



R. M. Gross*                                          Director
M. D. Martin*                                         Director
L. J. Mosner*                                         Director



/s/  R. T. Ritter                                    Vice President
---------------------------------------          and Chief Financial Officer
(R. T. Ritter)                                  (principal financial officer
                                              and principal accounting officer)


C. S. Sloane*                                         Director
R. L. Turner*                                         Director

*By  /s/  M. T. Dan
     ------------------------------
     (M. T. Dan, Attorney-in-Fact)

Index to Financial Statements and Schedules

Financial Statements:

The consolidated financial statements of The Brink's Company, listed in the index below which are included in the Company's 2005 Annual Report for the year ended December 31, 2005, are herein incorporated by reference. With the exception of the pages listed in the index below and the information incorporated by reference included in Parts I, II and IV, the 2005 Annual Report of the Shareholders is not deemed filed as part of this report.

THE BRINK'S COMPANY ANNUAL REPORT


                                                         Page Numbers
                                                           in 2005
                                                            Annual
                                                            Report
                                                            ------


Management's Discussion and Analysis of
    Results of Operations and Financial Condition...........  18 - 73
Management's Report on Internal Control over Financial
   Reporting................................................  74
Reports of Independent Registered Public Accounting Firm....  75 - 76
Consolidated Balance Sheets.................................  77
Consolidated Statements of Operations.......................  78
Consolidated Statements of Comprehensive Income.............  79
Consolidated Statements of Shareholders' Equity.............  80
Consolidated Statements of Cash Flows.......................  81
Notes to Consolidated Financial Statements..................  82 - 130
Selected Financial Data..................................... 131


Financial Statement Schedules:


                                                         Page numbers
                                                         In Form 10-K
                                                         ------------

Report of Independent Registered Public Accounting Firm..... 24
Schedule II - Valuation and qualifying accounts............. 25

             Report of Independent Registered Public Accounting Firm



The Board of Directors
The Brink's Company:


Under date of March 7, 2006, we reported on the consolidated balance sheets of The Brink's Company and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005, as contained in the 2005 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as included herein. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





/s/ KPMG LLP

Richmond, Virginia
March 7, 2006

                               The Brink's Company
                 Schedule II - Valuation and Qualifying Accounts
              For the Years Ending December 31, 2005, 2004 and 2003
                                  (in millions)




                                            Balance at      Charged to                       Charge to      Currency     Balance at
                                           Beginning of      Costs and                         Other       Translation     End of
                                              Period       Expenses (a)   Deductions (b)    Account (c)    Adjustment      Period
-----------------------------------------------------------------------------------------------------------------------------------

Allowance for Doubtful Accounts
-------------------------------
Year Ended December 31, 2003                 $ 35.5            (1.1)          (7.5)              -             0.7             27.6
Year Ended December 31, 2004                   27.6             4.0           (5.8)              -             0.9             26.7
Year Ended December 31, 2005                   26.7             6.8          (12.0)            (9.1)          (1.1)            11.3


Valuation Allowance for Deferred Tax Assets
-------------------------------------------
Year Ended December 31, 2003                 $  9.0            34.3           (0.6)              -             0.8             43.5
Year Ended December 31, 2004                   43.5            10.2           (0.6)             0.7            2.0             55.8
Year Ended December 31, 2005                   55.8            19.6           (0.5)           (29.6)          (3.2)            42.1


(a) Includes  amounts  charged  to  income (loss) from  discontinued operations.
(b) Amounts written off, less recoveries.
(c) Includes amounts charged to other comprehensive income (loss), amounts reclassified to assets held for sale and purchase accounting adjustments to goodwill.

Exhibit Index

Each exhibit listed as a previously filed document is hereby incorporated by reference to such document.


Exhibit
Number            Description

2(i) Shareholders' Agreement, dated as of January 10, 1997, between Brink's Security International, Inc., and Valores Tamanaco, C.A. Exhibit 10(w) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").

3(i)              Amended  and  Restated   Articles  of  Incorporation   of  the
                  Registrant. Exhibit 3(i) to the Registrant's Current Report on Form 8-K filed March 2, 2005.

3(ii)             Amended and Restated Bylaws of the  Registrant.  Exhibit 3(ii)
                  to  the   Registrant's   Current  Report  on  Form  8-K  filed
                  November 22, 2005.

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

10(c)*            (i)    Pension  Equalization  Plan  as amended  and  restated,
                         effective as of January 1, 2005. Exhibit 10 to the Registrant's Current Report on Form 8-K filed November
                         22, 2005.

                  (ii) Amended and Restated Trust Agreement, dated December 1, 1997, between the Registrant and Chase Manhattan Bank, as Trustee (the "Trust Agreement"). Exhibit 10(e)(ii) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K").

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

                  (v) Amendment No. 3 to Trust Agreement, dated as of September 18, 2002. Exhibit 10(c)(v) to the 2002 Form 10-K.

                  (vi) Amendment No. 4 to Trust Agreement, dated as of September 22, 2003. Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
                         September  30,  2003  (the  "Third  Quarter  2003  Form
                         10-Q").

                  (vii) Amendment No. 5 to Trust Agreement, dated as of September 20, 2004. Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

                  (viii) Amendment  No. 6  to  Trust  Agreement,  dated  as   of
                         November 22, 2004. Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed November 22, 2004.

10(d)* Executive Salary Continuation Plan. Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (the "1991 Form 10-K").

10(e)*            Non-Employee   Directors'  Stock   Option  Plan,  as   amended
                  and restated as of July 8, 2005. Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (the "Second Quarter 2005 Form 10-Q").

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

10(j)*            (i)    Retirement Plan for Non-Employee Directors, as amended.
                         Exhibit 10(g) to the  Registrant's  Quarterly Report on
                         Form 10-Q for the quarter ended September 30, 1994 (the
                         "Third Quarter 1994 Form 10-Q").

                  (ii) Form of letter agreement dated as of September 16, 1994 between the Registrant and its Non-Employee Directors pursuant to Retirement Plan for Non-Employee Directors.
                         Exhibit  10(h)  to  the  Third Quarter  1994 Form 10-Q.

10(k)*            Form  of  severance  agreement  between the  Registrant  (or a
                  subsidiary)  and   various   of  the  Registrant's   officers.
                  Exhibit 10(o)(ii) to the 1997 Form 10-K.

10(l)* Directors' Stock Accumulation Plan, as amended and restated effective July 8, 2005. Exhibit 10.1 to the Second Quarter 2005 Form 10-Q.

10(m)* Plan for Deferral of Directors' Fees, as amended and restated effective January 1, 2005. Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed November 22, 2004.

10(n)             (i)    Credit Agreement, dated as of December 20, 2002,  among
                         Brink's, Incorporated and the Registrant, as Borrowers and Guarantors, and ABN AMRO Bank, N.V. Exhibit 10(q)
                         (i) to the 2002 Form 10-K.

                  (ii) Guaranty between Brink's, Incorporated, as Guarantor, and ABN AMRO Bank, N.V. Exhibit 10(q)(iii) to the 2002 Form 10-K.

                  (iii) Guaranty between the Registrant, as Guarantor, and ABN AMRO Bank, N.V. Exhibit 10(q)(iv) to the 2002 Form 10-K.

10(o)*            (i)    Employment  Agreement dated as  of May 4, 1998, between
                         the Registrant and Michael T. Dan. Exhibit 10(a) to the
                         Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (the "Third Quarter
                         1998 Form 10-Q").

                  (ii) Amendment No. 1 to Employment Agreement between the Registrant and Michael T. Dan. Exhibit 10 to the
                         Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10(p)* Executive Agreement dated as of May 4, 1998, between the Registrant and Michael T. Dan. Exhibit 10(b) to the Third Quarter 1998 Form 10-Q.

10(q)* Executive Agreement dated as of August 7, 1998, between the Registrant and Robert T. Ritter. Exhibit 10(c) to the Third Quarter 1998 Form 10-Q.

10(r)* Severance Agreement dated as of August 7, 1998, between the Registrant and Robert T. Ritter. Exhibit 10(d) to the Third Quarter 1998 Form 10-Q.

10(s) Trust Agreement for The Brink's Company Employee Welfare Benefit Trust. Exhibit 10(t) to the 1999 Form 10-K.

10(t)             (i)    Note Purchase  Agreement  dated as of January 18, 2001,
                         between the  Registrant  and the Purchasers  listed  on
                         Schedule   A   thereto.   Exhibit   10(u)(i)   to   the
                         Registrant's  Annual  Report on Form 10-K for the  year
                         ended  December   31,  2000  (the  "2000  Form  10-K").

                  (ii) Form of Series A Promissory Note. Exhibit 10(u)(ii) to the 2000 Form 10-K.

                  (iii) Form of Series B Promissory Note. Exhibit 10(u)(iii) to the 2000 Form 10-K.

10(u)             (i)    Note  Purchase  Agreement  dated  as of  April 11, 2002
                         between the Registrant and the  Purchasers set forth on
                         the   signature   page.   Exhibit   10(a)(i)   to   the
                         Registrant's   Quarterly  Report on  Form 10-Q for  the
                         quarter ended March 31,  2002 (the "First  Quarter 2002
                         Form 10-Q").

                  (ii) Form of Promissory Note. Exhibit 10(a)(ii) to the First Quarter 2002 Form 10-Q.

10(v)             (i)    $43,160,000  Bond Purchase  Agreement, dated  September
                         17, 2003,  among  the   Peninsula   Ports  Authority of
                         Virginia,   Dominion   Terminal   Associates,  Pittston
                         Coal Terminal  Corporation and the  Registrant. Exhibit
                         10.2(i) to the Third Quarter 2003 Form 10-Q.

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

10(w) $150,000,000 Credit Agreement, dated as of November 18, 2004, between the Registrant and ABN AMRO Bank N.V. Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed November 18, 2004.

10(x) $400,000,000 Credit Agreement among The Brink's Company, as Parent Borrower, the Subsidiary Borrowers referred to therein, certain of Parent Borrower's Subsidiaries, as Guarantors, Various Lenders, Barclays Bank plc, as Co-Arranger and Documentation Agent, Bank of America, N.A., as Syndication Agent, Banc of America Securities LLC, as Co-Arranger, Scotiabanc Inc. and Wachovia Bank, National Association, as Co-Arrangers and Syndication Agents, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Securities Inc., as Sole Lead Arranger and Bookrunner, dated as of October 15, 2004.
                  Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed October 18, 2004.

10(y) Share Transfer Agreement, dated February 2, 2005, between Group 4 Securitas Holdings Limited, as Seller, and Brink's Limited, as Buyer. Exhibit 10(aa) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Form 10-K").

10(z) Share Transfer Agreement, dated February 2, 2005, between Group 4 Securicor Holdings Limited, Securicor International BV and Brink's Luxembourg S.A. and Brink's, Incorporated.
                  Exhibit 10(bb) to the 2004 Form 10-K.

10(aa)* The Brink's Company 2005 Equity Incentive Plan. Exhibit A to the Proxy Statement for the Registrant's 2005 Annual Meeting of Shareholders.

10(bb)*           Form  of  Option  Agreement  for  options  granted  under 2005
                  Equity  Incentive   Plan.  Exhibit  99  to  the   Registrant's
                  Current Report on Form 8-K filed July 13, 2005.

10(cc) Credit Agreement, dated July 13, 2005, among The Brink's Company, certain of its subsidiaries and ABN AMRO Bank N.V.
                  Exhibit 99 to the Registrant's Current Report on Form 8-K filed July 15, 2005.

10(dd) Stock Purchase Agreement, dated as of November 15, 2005, by and among BAX Holding Company, BAX Global Inc., The Brink's Company and Deutsche Bahn AG. Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed November 16, 2005.

13                Parts of the 2005 Annual Report of the Registrant.

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

99(b)             Press  Release, dated  as   of  March 8, 2006, issued  by  the
                  Registrant.

--------------------------
*Management contract or compensatory plan or arrangement.