Form 10-Q
period 2006-03-31
BRINKS CO
filed 2006-05-05
CIK 78890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q




            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006
                                                 --------------

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer: in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer [X] Accelerated Filer [ ] Non-Accelerated  Filer [ ]

Indicate by check mark whether the  registrant is a shell Company (as defined in
Rule 12b-2 of the Exchange Act). Yes          No X
                                    ---         ---

As of May 1, 2006, 48,348,456 shares of $1 par value common stock were outstanding.

Part I - Financial Information
------------------------------


                               THE BRINK'S COMPANY
                                and subsidiaries

                           Consolidated Balance Sheets



                                                               March 31,         December 31,
(In millions)                                                    2006                2005
-------------------------------------------------------------------------------------------
                                                              (Unaudited)
                                    ASSETS

Current assets:
   Cash and cash equivalents                                 $     237.2              96.2
   Marketable securities                                           576.3               -
   Accounts receivable, net                                        422.4             419.1
   Prepaid expenses and other                                       47.1              36.0
   Deferred income taxes                                            81.1             174.0
   Assets held for sale                                              -               976.5
-------------------------------------------------------------------------------------------
     Total current assets                                        1,364.1           1,701.8

Property and equipment, net                                        886.2             867.4
Goodwill                                                           106.6             103.8
Prepaid postretirement benefits other than pensions                100.7               -
Deferred income taxes                                              128.5             196.9
Other assets                                                       173.1             167.0
-------------------------------------------------------------------------------------------

     Total assets                                            $   2,759.2           3,036.9
===========================================================================================

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings                                     $      14.8              25.5
   Current maturities of long-term debt                             11.2              35.5
   Accounts payable                                                117.3             118.8
   Income taxes payable                                             71.5              14.8
   Accrued liabilities                                             401.9             439.8
   Liabilities held for sale                                         -               491.4
-------------------------------------------------------------------------------------------
     Total current liabilities                                     616.7           1,125.8

Long-term debt                                                     129.7             251.9
Accrued pension costs                                              174.0             170.0
Postretirement benefits other than pensions                        215.5             304.8
Deferred revenue                                                   154.5             150.7
Deferred income taxes                                               18.9              18.8
Other liabilities                                                  181.5             177.4
-------------------------------------------------------------------------------------------
     Total liabilities                                           1,490.8           2,199.4

Commitments and contingent liabilities (notes 2 and 12)

Shareholders' equity:
   Common stock                                                     58.7              58.7
   Capital in excess of par value                                  531.1             530.6
   Retained earnings                                               889.5             488.0
   Accumulated other comprehensive loss                           (177.9)           (184.6)
   Employee benefits trust, at market value                        (33.0)            (55.2)
-------------------------------------------------------------------------------------------
     Total shareholders' equity                                  1,268.4             837.5
-------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity              $   2,759.2           3,036.9
===========================================================================================

See accompanying notes to consolidated financial statements.

                               THE BRINK'S COMPANY
                                and subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)



                                                                        Three Months
                                                                       Ended March 31,
(In millions, except per share amounts)                              2006           2005
-------------------------------------------------------------------------------------------

Revenues                                                      $   663.6              601.1

Expenses:
Operating expenses                                                514.7              486.4
Selling, general and administrative expenses                      106.6               87.2
-------------------------------------------------------------------------------------------
   Total expenses                                                 621.3              573.6
Other operating income, net                                         1.8                1.5
-------------------------------------------------------------------------------------------
   Operating profit                                                44.1               29.0

Interest expense                                                   (4.3)              (4.1)
Interest and other income, net                                      5.4                0.8
Minority interest                                                  (3.9)              (3.6)
-------------------------------------------------------------------------------------------
   Income from continuing operations before income taxes           41.3               22.1
Income taxes expense                                               17.1               11.6
-------------------------------------------------------------------------------------------
   Income from continuing operations                               24.2               10.5

-------------------------------------------------------------------------------------------
Income from discontinued operations, net of tax                   379.2                3.1
-------------------------------------------------------------------------------------------
   Net income                                                 $   403.4               13.6
===========================================================================================


Net income per common share:
   Basic:
     Continuing operations                                    $    0.42               0.19
     Discontinued operations                                       6.57               0.05
-------------------------------------------------------------------------------------------
                                                              $    6.99               0.24
===========================================================================================

   Diluted:
     Continuing operations                                    $    0.42               0.19
     Discontinued operations                                       6.50               0.05
-------------------------------------------------------------------------------------------
                                                              $    6.92               0.24
===========================================================================================

Weighted-average common shares outstanding:
   Basic                                                           57.7               55.7
   Diluted                                                         58.3               56.5
===========================================================================================


Cash dividends paid per common share                          $   0.025              0.025
===========================================================================================

See accompanying notes to consolidated financial statements.

                               THE BRINK'S COMPANY
                                and subsidiaries

                 Consolidated Statement of Shareholders' Equity

                        Three months ended March 31, 2006
                                   (Unaudited)




                                                        Capital                           Accumulated
                                                       in Excess              Employee       Other
                                            Common      of Par     Retained   Benefits   Comprehensive
(In millions)                                Stock       Value     Earnings     Trust        Loss       Total
--------------------------------------------------------------------------------------------------------------

Balance as of December 31, 2005        $     58.7       530.6       488.0      (55.2)       (184.6)     837.5

Net income                                    -           -         403.4        -             -        403.4
Other comprehensive income                    -           -           -          -             6.7        6.7
Common stock dividends                        -           -          (1.4)       -             -         (1.4)
Retire shares of common stock                 -          (0.5)       (0.5)       -             -         (1.0)
Employee benefits trust:
   Remeasurement                              -           3.0         -         (3.0)          -          -
   Distributions for benefit programs         -         (11.4)        -         25.2           -         13.8
Stock-based compensation                      -           8.1         -          -             -          8.1
Tax benefit of stock options exercised        -           1.3         -          -             -          1.3
--------------------------------------------------------------------------------------------------------------

Balance as of March 31, 2006           $     58.7       531.1       889.5      (33.0)       (177.9)   1,268.4
==============================================================================================================

See accompanying notes to consolidated financial statements

                               THE BRINK'S COMPANY
                                and subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                           Three Months
                                                                                           Ended March 31,
(In millions)                                                                         2006                2005
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                      $    403.4                13.6
Adjustments to reconcile net income to net cash provided by operating activities:
   Income from discontinued operations, net of tax                                  (379.2)               (3.1)
   Depreciation and amortization                                                      39.1                35.3
   Impairment charges from subscriber disconnects                                     10.7                 8.8
   Amortization of deferred revenue                                                   (7.3)               (6.5)
   Deferred income taxes                                                             150.9                 3.8
   Provision for uncollectible accounts receivable                                     2.5                 1.8
   Stock-based compensation                                                            1.5                 -
   Other operating, net                                                               10.3                10.4
   Postretirement benefit funding (more) less than expense:
       Pension                                                                         3.4                 9.3
       Other than pension                                                           (232.7)               (1.6)
   Changes in operating assets and liabilities, net of effects of acquisitions:
       Accounts receivable                                                           (17.8)              (32.7)
       Accounts payable and accrued liabilities                                     (155.9)              (11.0)
       Deferred subscriber acquisition cost                                           (6.1)               (5.0)
       Deferred revenue from new subscribers                                          11.0                 9.6
       Prepaid and other current assets                                              (10.7)               (4.8)
       Other, net                                                                      1.6                (3.8)
   Discontinued operations, net                                                       20.9                38.1
---------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                    (154.4)               62.2
---------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Capital expenditures                                                                 (62.1)              (74.7)
Acquisitions                                                                          (1.7)              (40.0)
Marketable securities:
   Purchases                                                                        (990.6)                -
   Sales                                                                             414.3                 0.3
Proceeds from disposal of:
   BAX Global, net of $90.3 million of cash disposed                               1,010.7                 -
   Coal business                                                                       -                   5.0
   Property and equipment and other assets                                             0.7                 2.3
Other, net                                                                            (0.5)                -
Discontinued operations, net                                                          (5.2)              (19.9)
---------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                                     365.6              (127.0)
---------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Long term debt:
   Additions                                                                           -                  51.5
   Repayments                                                                       (149.8)              (38.1)
Short-term borrowings (repayments), net                                              (11.1)               29.0
Dividends to:
   Shareholders of The Brink's Company                                                (1.4)               (1.4)
   Minority interest shareholders of subsidiaries                                     (1.2)               (0.3)
Proceeds from exercise of stock options                                                6.2                 1.0
Excess tax benefits from exercise of stock options                                     1.0                 -
Other, net                                                                            (0.1)                0.1
Discontinued operations, net                                                           5.4                (4.8)
---------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                    (151.0)               37.0
---------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                2.2                (4.6)
---------------------------------------------------------------------------------------------------------------

Cash and cash equivalents:
   Increase (decrease)                                                                62.4               (32.4)
   Balance at beginning of period                                                     96.2               169.0
   Amount held by BAX Global at December 31, 2005                                     78.6                 -
---------------------------------------------------------------------------------------------------------------
Balance at end of period                                                        $    237.2               136.6
===============================================================================================================

See accompanying notes to consolidated financial statements.

                               THE BRINK'S COMPANY
                                and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Note 1 - Basis of presentation

The Brink's Company (along with its subsidiaries, the "Company") has two operating segments:

                o   Brink's, Incorporated ("Brink's")
                o   Brink's Home Security, Inc. ("BHS")

In November 2005, the Company's Board of Directors approved the sale of BAX Global Inc. ("BAX Global"), a wholly owned freight transportation subsidiary of the Company. Accordingly, BAX Global's results of operations have been reported as discontinued operations for all periods presented. BAX Global's assets and liabilities at December 31, 2005 have been classified as held for sale. In January 2006, the Company sold BAX Global for approximately $1.1 billion in cash, subject to final sales price adjustments.

The Company has significant liabilities associated with its former coal operations and expects to have significant ongoing expenses and cash outflows related to these operations.

The Company's unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission. Accordingly, the unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior-period amounts have been reclassified to conform to the current period's financial statement presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

In accordance with GAAP, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements. Actual results could differ materially from those estimates. The most significant estimates used by management are related to goodwill and other long-lived assets, pension and other postretirement benefit obligations, and deferred tax assets.

Adopted Standards
The Company adopted Statement of Financial Accounting Standard ("SFAS") 123(R), "Share-Based Payment," effective January 1, 2006. Prior to adopting SFAS 123(R), the Company accounted for share-based compensation using the intrinsic-value method under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") as permitted by SFAS 123, "Accounting for Stock-based Compensation." Under the intrinsic-value method no share-based compensation cost was recognized as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS 123(R) eliminates the use of the intrinsic-value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the fair value of those awards. In addition, SFAS 123(R) requires additional accounting and disclosures for the income tax and cash flow effects of share-based payment arrangements.

The Company adopted SFAS 123(R) using the "modified prospective" transition method. Under the modified prospective transition method, the Company began recognizing compensation cost on January 1, 2006, but did not restate prior periods. The amount of compensation cost recognized was computed based on the requirements of SFAS 123(R) for all share-based awards granted in 2006, and based on the requirements of SFAS 123 for all unvested awards granted prior to 2006. Under FAS 123(R), cash flows from the tax benefit of tax deductions in excess of the compensation cost recognized are classified in the consolidated statements of cash flows as a financing activity. Under SFAS 123, these cashflows were included in operating activities and the prior-year amounts have not been reclassified. See note 6 for more information.

The Company adopted FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," on January 1, 2006. This FSP requires the assessment of whether a cost method investment is impaired at the end of each reporting period. The implementation of this new FSP did not have a material effect on the Company's results of operations or financial position.

Note 2 - Discontinued operations

                                                               Three Months
                                                              Ended March 31,
(In millions)                                                 2006       2005
-------------------------------------------------------------------------------
BAX Global:
   Gain on sale                                            $   584.6       -
   Results of operations                                         7.0       6.9
Adjustments to contingent liabilities of former
        operations (see note 12)                               (1.2)     (3.4)
-------------------------------------------------------------------------------
Income from discontinued operations before income taxes        590.4       3.5
Income tax expense                                             211.2       0.4
-------------------------------------------------------------------------------
Income from discontinued operations                        $   379.2       3.1
===============================================================================


As described in note 1, on January 31, 2006, the Company sold BAX Global for approximately $1.1 billion in cash. The Company recorded a pretax gain of approximately $585 million ($374 million after tax) on the sale. The final purchase price and the gain on the sale will change to reflect the effects of post-closing adjustments the Company believes are customary for a transaction of this nature. The Company has either retained or indemnified the purchaser for certain costs and contingencies including those for taxes and for a matter currently in litigation as discussed in note 12. The Company has recognized a $3.6 million stand-ready obligation in accordance with FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The resolution of these matters is expected to take several years.

The Company initially retained ownership of BAX Global's airline subsidiary, Air Transport International, LLC ("ATI"), pending the receipt of required regulatory approval. Regulatory approval was obtained and ATI was sold on February 28, 2006 for nominal consideration plus the assumption of certain liabilities. The Company concluded that under FIN 46(R) "Consolidation of Variable Interest Entities," ATI should not be included in the consolidated results of the Company after January 31, 2006.

BAX Global's results of operations, including ATI, have been reported as discontinued operations for all periods presented. The following tables show selected financial information included in discontinued operations for the month of January 31, 2006 and the three months ended March 31, 2005.

                                     One Month Ended            Three Months
                                       January 31,             Ended March 31,
(In millions)                             2006                      2005
--------------------------------------------------------------------------------

BAX Global:
   Revenues                         $    230.0                     623.5
   Pretax income                           7.0                       6.9
================================================================================


In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," BAX Global ceased depreciating and amortizing long-lived assets after November 2005, the date that BAX Global was classified as held for sale. Had BAX Global not ceased depreciation and amortization, its pretax income in January 2006 would have been $3.7 million.

Interest expense included in discontinued operations was $0.2 million in January 2006, and $0.5 million in the first three months of 2005. Interest expense recorded in discontinued operations includes only interest on third-party borrowings made directly by BAX Global. The Company has not allocated other consolidated interest expense to discontinued operations.

Note 3 - Capital stock

On March 8, 2006, the Company's Board of Directors authorized a "Dutch Auction" self-tender offer to purchase up to 10,000,000 shares of the Company's common stock. Under certain circumstances up to an additional 2% of the outstanding common stock was authorized to be purchased in the tender offer. The tender offer began on March 9, 2006 and expired on April 6, 2006, and was subject to the terms and conditions described in the offering materials mailed to the Company's shareholders and filed with the SEC. On April 11, 2006, the Company purchased 10,355,263 shares in the tender offer at $51.20 per share for a total of approximately $530 million in cash.

The Company is authorized to make repurchases of $100 million of additional common stock from time to time as market conditions warrant and as covenants under existing agreements permit. The repurchase program does not require the Company to acquire any specific number of shares and may be terminated at any time. Through May 2, 2006, the Company had not repurchased any shares under this program.

Note 4 - Long-term debt

The Company made scheduled payments of $18.3 million in January 2006 related to its Senior Notes. On March 31, 2006, the Company prepaid in full the outstanding $58.4 million balance of its Senior Notes and made a make-whole payment of $1.6 million. The Senior Notes were cancelled upon prepayment.

Note 5 - Marketable securities

At March 31, 2006, marketable securities of $589.8 million consisted primarily of variable-rate demand notes issued by government agencies. The interest rates on the variable-rate demand notes adjust periodically usually every 7 days, based on market conditions. While the contractual maturities of the variable-rate demand notes held by the Company are primarily greater than 10 years, the Company generally can redeem the notes for face value on each interest rate adjustment date. The Company accounts for marketable securities in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." Marketable securities have been classified as available-for-sale securities and are reported at fair value. Unrealized gains and losses, if any, are recognized in other comprehensive income (loss) and realized gains and losses are recognized in earnings.

The information below reconciles the cost of investments to their fair value as of March 31, 2006.



                                                               Gross         Gross
                                                            unrealized    unrealized
                                                              holding       holding      Fair
(In millions)                                    Cost          gains        losses       Value
----------------------------------------------------------------------------------------------
March 31, 2006

Government debt securities                  $     576.3         -             -          576.3
Equity securities                                  12.4         1.1           -           13.5
----------------------------------------------------------------------------------------------
Marketable securities                       $     588.7         1.1           -          589.8
==============================================================================================

Included in:
Current, included in marketable securities  $     576.3         -             -          576.3
Noncurrent, included in other assets               12.4         1.1           -           13.5
----------------------------------------------------------------------------------------------
Marketable securities                       $     588.7         1.1           -          589.8
==============================================================================================


Realized gains and losses included in earnings and unrealized gains and losses reclassified from accumulated other comprehensive loss to earnings were not significant for the three months ended March 31, 2006.

Note 6 - Share-based compensation plans

In May 2005, the shareholders of the Company approved the 2005 Equity Incentive Plan (the "2005 Plan") as the successor plan to the 1988 Stock Option Plan (the "1988 Plan"). As a result, options will no longer be granted under the 1988 Plan. The 2005 Plan is similar to the 1988 Plan but also allows for grants of restricted stock and restricted stock units as well as performance units and other share-based awards. No share-based awards other than stock options were granted under the 2005 Plan. The Company also has a Non-Employee Directors' Stock Option Plan (the "Directors' Plan").

Options are granted at a price not less than the average quoted market price on the date of grant. All grants in the last three years under the 2005 Plan and the 1988 Plan have a maximum term of six years and generally either vest over three years from the date of grant or vest 100% at the end of the third year. Directors' Plan options are granted with a maximum term of ten years and vest in full at the end of six months. There are 4.6 million shares underlying options that are authorized, but not yet granted. The Company uses shares from its Employee Benefits Trust for stock option exercises. Although it has not expressed any intent to do so, the Company has the right to amend, suspend, or terminate the 1988 Plan or 2005 Plan at any time by action of the Company's Board of Directors.

As discussed in note 1, the Company adopted SFAS 123(R) on January 1, 2006. The effect of adopting SFAS 123(R) on the consolidated statement of operations for the three months ended March 31, 2006, is as follows:

                                                                  Three Months
                                                                 Ended March 31,
(In millions)                                                         2006
--------------------------------------------------------------------------------
Selling, general and administrative expense                     $      1.5
--------------------------------------------------------------------------------
Income from continuing operations before income taxes                 (1.5)
Income tax expense                                                    (0.5)
--------------------------------------------------------------------------------
Income from continuing operations                                     (1.0)
Income from discontinued operations, net of tax benefit
        of $1.8 (a)                                                   (4.8)
--------------------------------------------------------------------------------
Net income                                                            (5.8)

Net income per common share:
   Basic                                                        $    (0.10)
   Diluted                                                           (0.10)
================================================================================
(a) In conjunction with the sale of BAX Global in the first quarter of 2006, 328,247 options held by BAX Global employees were modified to become immediately vested. This modification resulted in additional pretax compensation expense of $6.6 million and is part of the calculated gain on sale of BAX Global. The weighted-average exercise price of these options was $25.67. As of March 31, 2006, 291,164 of the accelerated options had been exercised.


The following table illustrates the pro forma effect on net income and earnings per share if the fair value based method under SFAS 123 had been applied in the 2005 period:


                                                                  Three Months
                                                                 Ended March 31,
(In millions, except per share amounts)                               2005
--------------------------------------------------------------------------------

Net income:
   As reported                                                 $      13.6
   Less: share-based compensation expense determined under
     fair-value method, net of related tax effects                    (1.0)
--------------------------------------------------------------------------------
     Pro forma                                                 $      12.6
================================================================================

Net income per share:
   Basic, as reported                                          $      0.24
   Basic, pro forma                                                   0.23
   Diluted, as reported                                        $      0.24
   Diluted, pro forma                                                 0.22
================================================================================


The fair value of each stock option grant is estimated at the time of grant using the Black-Scholes option-pricing model. If a different option-pricing model had been used, results may have been different.

The fair value of options that vest entirely at the end of a fixed period, generally three years, is estimated using a single option approach and generally amortized on a straight-line basis over the vesting period. The fair value of options that vest ratably over three years is estimated using a multiple-option approach and generally amortized on a straight-line basis over each separate vesting period. Upon adoption of SFAS 123(R), compensation cost related to new stock option grants that vest upon a participant reaching retirement eligibility is recognized over the period from the grant date up to the retirement-eligible date. If the Company had applied this provision prior to the adoption of 123(R), compensation cost would have been $0.5 million lower in the first quarter of 2006.

There were no options granted or modified in the first quarter of 2005. In the first quarter of 2006, the Company recognized compensation expense related to all options held by employees of BAX Global that were modified to accelerate vesting provisions. The fair value of options granted and the fair value of options accelerated during the first quarter of 2006 were calculated using the following estimated weighted-average assumptions.


                                                                        Options         Options
                                                                        granted       accelerated
--------------------------------------------------------------------------------------------------
Number of shares underlying options, in thousands                           10              328
Weighted-average exercise price per share                         $      49.02            25.67

Assumptions:
   Expected dividend yield:
     Weighted average                                                      0.4%             0.3%
     Range                                                                 0.4%     0.2% to 0.3%
   Expected volatility:
     Weighted-average                                                     33.0%            29.1%
     Range                                                                33.0%    25.7 to 32.1%
   Risk-free interest rate:
     Weighted-average                                                      4.7%             4.1%
     Range                                                          4.6 to 4.7%      3.7 to 4.7%
  Expected term in years:
     Weighted-average                                                      4.0              0.5
     Range                                                          3.0 to 5.0        0.3 - 0.7
   Forfeiture rate                                                           8%              -

Weighted-average fair value estimates at grant date and modification date, respectively:
   In millions                                                    $        0.2              6.6
   Fair value per share                                           $      15.27            20.11
==================================================================================================


The expected dividend yield is calculated by annualizing the cash dividend declared by the Company for the most recent period equal to the expected term and dividing that result by the closing stock price on the date of declaration. Dividends are not paid on options.

The expected volatility is estimated after reviewing the historical volatility of the Company's stock using daily close prices.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant.

The expected term of the options is based on the Company's historical option exercise data for all exercise patterns.

A summary of option activity under the plans for the three months ended March 31, 2006 is presented below:



                                                                                Weighted-Average      Aggregate
                                                               Weighted-Average     Remaining         Intrinsic
                                                Shares          Exercise Price  Contractual Term        Value
                                            (in thousands)         Per Share       (in years)       (in millions)
-----------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2005                2,339           $    28.25
Granted                                            10                49.02
Exercised                                        (408)               24.29
Forfeited or expired                               (7)               33.67
-----------------------------------------------------------------------------------------------------------------
Outstanding at March 31, 2006                   1,934           $    29.17             4.2           $   41.8
=================================================================================================================
Exercisable at March 31, 2006                     733           $    23.63             3.3           $   19.9
=================================================================================================================

The intrinsic value of a stock option is the difference between the market price of the shares underlying the option and exercise price of the option. During the three months ended March 31, 2006, the aggregate intrinsic value of options exercised was $10.4 million.

As of March 31, 2006, $4.9 million of total unrecognized compensation cost related to previously granted stock options is expected to be recognized over a weighted-average period of 0.9 years.

Note 7 - Earnings per share

Basic and diluted weighted-average share information used to compute the Company's earnings per common share was as follows:

                                                      Three Months
                                                      Ended March 31,
(In millions of shares)                        2006                     2005
------------------------------------------------------------------------------

Weighted-average shares outstanding:
   Basic                                      57.7                       55.7
   Effect of dilutive stock options            0.6                        0.8
------------------------------------------------------------------------------
   Diluted                                    58.3                       56.5
==============================================================================


Shares of the Company's common stock held by The Brink's Company Employee Benefits Trust (the "Trust") that have not been allocated to employees under the Company's various benefit plans are excluded from earnings per share calculations since they are treated as treasury shares for the calculation of earnings per share. The Trust held 0.6 million unallocated shares at March 31, 2006 and 0.8 million unallocated shares at March 31, 2005. There were no significant antidilutive stock options excluded from dilutive stock options in the three months ended March 31, 2006 and 2005.

Note 8 - Segment information

The Company conducts business in two operating segments: Brink's and BHS. These reportable segments are identified by the Company based on how resources are allocated and operating decisions are made. Management evaluates performance and allocates resources based on operating profit or loss, excluding corporate allocations.

Brink's offers services globally including armored car transportation, automated teller machine ("ATM") replenishment and servicing, currency and deposit processing including its "Cash Logistics" operations, coin sorting and wrapping, arranging the secure air transportation of valuables ("Global Services") and the deploying and servicing of safes and safe control devices, including its patented CompuSafe(R) service. Brink's operates in approximately 50 countries.

BHS offers monitored security services in North America primarily for owner-occupied, single-family residences. To a lesser extent, BHS offers security services for commercial and multi-family properties. BHS typically installs and owns the on-site security systems, and charges fees to monitor and service the systems.

                                                       Three Months
                                                       Ended March 31,
(In millions of shares)                          2006                   2005
------------------------------------------------------------------------------
Revenues:
   Brink's                                $      558.9                  509.2
   BHS                                           104.7                   91.9
------------------------------------------------------------------------------
     Revenues                             $      663.6                  601.1
==============================================================================

Operating profit:
   Brink's                                $       39.6                   30.3
   BHS                                            23.4                   22.5
------------------------------------------------------------------------------
     Business segments                            63.0                   52.8
   Former operations                              (6.9)                 (13.2)
   Corporate                                     (12.0)                 (10.6)
------------------------------------------------------------------------------
     Operating profit                     $       44.1                   29.0
==============================================================================


Note 9 - Pension and other postretirement benefits

Pension

The Company has defined benefit pension plans covering substantially all U.S. non-union employees who meet certain minimum requirements. The Company also has other defined benefit plans for eligible non-U.S. employees.

Effective January 1, 2006, the Company froze benefit levels for its U.S. defined benefit pension plans. As a result, participants in The Brink's Company Pension Retirement Plan and The Brink's Company Pension Equalization Plan ceased to earn additional benefits, although participants who have not met requirements for vesting will continue to accrue vesting service in accordance with terms of the plans. In addition, on January 1, 2006, the Company increased the matching contribution under The Brink's Company 401(k) plan from 75% to 125% of the first 5% of compensation saved through the 401(k) plan.

The Company has retained the obligations and assets related to the participation of BAX Global's employees in the Company's U.S. pension plans. Pension obligations and assets of BAX Global's non-U.S. subsidiaries have been assumed by the purchaser. Pension expenses for BAX Global employees for 2005 and January 2006 have been included in discontinued operations. After January 31, 2006, the date of sale, pension expense related to participation by BAX Global employees in U.S. pension plans has been included in continuing operations within costs of former operations.

The net pension cost for the Company's U.S. and non-U.S. pension plans was as follows:



(In millions)                                          U.S. Plans           Non-U.S. Plans           Total
---------------------------------------------------------------------------------------------------------------
Three months ended March 31,                       2006         2005       2006       2005      2006      2005
---------------------------------------------------------------------------------------------------------------

Service cost                                   $    -            7.0        2.4        2.5       2.4       9.5
Interest cost on projected benefit obligation      10.3         10.8        2.3        2.7      12.6      13.5
Return on assets - expected                       (12.6)       (12.5)      (2.3)      (2.4)    (14.9)    (14.9)
Other amortization, net                             3.9          5.3        1.1        0.9       5.0       6.2
---------------------------------------------------------------------------------------------------------------
Net pension cost                               $    1.6         10.6        3.5        3.7       5.1      14.3
===============================================================================================================
Included in:
   Continuing operations                       $    1.4          7.8        3.1        2.5       4.5      10.3
   Discontinued operations                          0.2          2.8        0.4        1.2       0.6       4.0
---------------------------------------------------------------------------------------------------------------
Net pension cost                               $    1.6         10.6        3.5        3.7       5.1      14.3
===============================================================================================================

Based on December 31, 2005 assumptions and funding regulations, the Company is not required to make a contribution to the primary U.S. plan in 2006. No decision has been made as to whether or not a voluntary contribution will be made to the primary U.S. pension plan during 2006. The Company made contributions to its non-U.S. pension plans of $1.1 million in the first quarter of 2006. The Company expects to contribute approximately $3.8 million to its non-U.S. pension plans for the full year of 2006.

Other postretirement benefits

Company-Sponsored Plans
The Company provides certain postretirement benefits (the "Company-sponsored plans") for eligible active and retired employees in the U.S. and Canada of the Company's current and former businesses, including eligible participants of former coal operations (the "coal-related" plans). The U.S. postretirement obligations related to BAX Global were assumed by the purchaser in January 2006. BAX Global postretirement expenses have been included in discontinued
operations. The components of net periodic postretirement costs related to Company-sponsored plans were as follows:



(In millions)                            Coal-related plans             Other plans                  Total
---------------------------------------------------------------------------------------------------------------
Three months ended March 31,             2006         2005           2006         2005        2006        2005
---------------------------------------------------------------------------------------------------------------

Service cost                         $    -            -              0.1          0.3         0.1         0.3
Interest cost on accumulated
   postretirement benefit
   obligations ("APBO")                   8.4          8.6            0.3          0.4         8.7         9.0
Return on assets - expected              (8.6)        (3.7)           -            -          (8.6)       (3.7)
Amortization of losses                    4.4          4.4            -            0.1         4.4         4.5
---------------------------------------------------------------------------------------------------------------
Net postretirement benefit costs     $    4.2          9.3            0.4          0.8         4.6        10.1
===============================================================================================================
Included in:
   Continuing operations             $    4.2          9.3            0.3          0.4         4.5         9.7
   Discontinued operations                -            -              0.1          0.4         0.1         0.4
---------------------------------------------------------------------------------------------------------------
Net postretirement benefit costs     $    4.2          9.3            0.4          0.8         4.6        10.1
===============================================================================================================


In January 2006, the Company contributed $225 million to the Voluntary Employees' Beneficiary Association trust ("VEBA") upon the completion of the sale of BAX Global. This VEBA has been restricted to pay benefits associated with coal-related plans. Since the balance of the VEBA is now in excess of the liability previously recorded, coal-related plans have a noncurrent asset of $100.7 million after the $225 million contribution.

Pneumoconiosis (Black Lung) Benefits
The Company is self-insured with respect to black lung benefits. The components of net periodic postretirement benefit costs related to black lung benefits were as follows:

                                                         Three Months
                                                        Ended March 31,
(In millions)                                      2006                 2005
-------------------------------------------------------------------------------

Interest cost on APBO                       $       0.7                   0.8
Amortization of losses                              0.3                   0.4
-------------------------------------------------------------------------------
Net periodic postretirement costs           $       1.0                   1.2
===============================================================================

Note 10 - Supplemental cash flow information

                                                              Three Months
                                                             Ended March 31,
(In millions)                                               2006         2005
-------------------------------------------------------------------------------
Cash paid for:
   Interest                                             $     5.4         4.8
   Income taxes, net of refunds                              15.7        11.8
===============================================================================

Other noncash financing activities - settlement of
   employee benefits with Company common shares (a)     $     4.0         9.9
===============================================================================
(a) Beginning on January 1, 2006, the Company made matching contributions related to its 401(k) plans in cash rather than shares of Company's common stock. For the three months ended March 31, 2005, the Company made matching stock contributions of $2.9 million to its 401(k) plans.


Note 11 - Comprehensive income (loss)

                                                               Three Months
                                                              Ended March 31,
(In millions)                                               2006         2005
------------------------------------------------------------------------------

Net income                                               $  403.4        13.6
Other comprehensive income (loss), net of divestitures,
    reclasses and taxes:
     Minimum pension liability                               11.1         -
     Foreign currency translation adjustments                (4.4)      (17.5)
     Marketable securities                                     -          0.1
------------------------------------------------------------------------------
Comprehensive income (loss)                              $  410.1        (3.8)
==============================================================================


Note 12 - Contingencies

Value-added taxes and customs duties

During 2004, the company determined that one of its non-U.S. Brink's business units had not paid customs duties and VAT with respect to the importation of certain goods and services. The Company was advised that civil and criminal penalties could be asserted for the non-payment of these customs duties and VAT. Although no penalties have been asserted to date, they could be asserted at any time. The business unit has provided the appropriate government authorities with an accounting of unpaid customs duties and VAT and has made payments covering its calculated unpaid VAT. The Company believes that the range of reasonably possible losses is between $0.4 million and $3.0 million for potential penalties on unpaid VAT and has accrued $0.4 million. The Company believes that the range of possible losses for unpaid customs duties and associated penalties, none of which has been accrued, is between $0 and $35 million. The Company believes that the assertion of the penalties on unpaid customs duties would be excessive and would vigorously defend against any such assertion. The Company does not expect to be assessed interest charges in connection with any penalties that may be asserted. The Company continues to diligently pursue the timely resolution of this matter and, accordingly, the Company's estimate of the potential losses could change materially in future periods. The assertion of potential penalties may be material to the Company's financial position and results of operations.

Health Benefit Act

The Company is obligated to pay premiums to the United Mine Workers of America ("UMWA") Combined Benefit Fund, as described in the Company's 2005 Annual Report on Form 10-K. At March 31, 2006, the Company had $174.1 million recorded for the obligation, reflecting the recorded liability at December 31, 2005 less payments made in 2006 and $1.1 million of expense recorded in the first three months of 2006 to reflect a slight increase in the number of beneficiaries.

Indemnification of claim against BAX Global

BAX Global is defending a claim related to the apparent diversion by a third party of goods being transported for a customer. Although BAX Global is defending this claim vigorously and believes that its defenses have merit, it is possible that this claim ultimately may be decided in favor of the claimant. If so, the Company expects that the ultimate amount of reasonably possible unaccrued losses could range from $0 to $9 million. The Company has contractually indemnified the purchaser of BAX Global for this contingency.

Other loss contingencies

The Company recorded expense of $3.6 million in the first three months of 2005 to reflect an increase in the estimated cost of reclamation at its former coal mines. The estimate of the cost of reclamation may change in the future. The Company also has other contingent liabilities, primarily related to former operations, including those for expected settlement of coal-related workers' compensation claims.

Gain contingency - insurance claims

The Company expects to file insurance claims of $5.0 million to $8.5 million related to property damage and business interruption insurance coverage for losses sustained from Hurricane Katrina for Brink's and BHS. As of March 31, 2006 the Company has recorded a receivable of $2.2 million for claims to be filed, which equals the amount of hurricane-related property losses recognized to date. Because the Company's property damage insurance coverage provides for replacement value, the Company expects to record proceeds in excess of realized losses when the claims are ultimately settled. Claims for lost revenues under business interruption coverage will be recognized as operating income when the claims are settled.

                               THE BRINK'S COMPANY
                                and Subsidiaries



MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
================================================================================


OPERATIONS
================================================================================


The Brink's Company (along with its subsidiaries, the "Company") has two operating segments:

o  Brink's, Incorporated ("Brink's")     Brink's   offers    services   globally
                                         including armored  car  transportation,
                                         automated   teller    machine   ("ATM")
                                         replenishment  and  servicing, currency
                                         and deposit processing,  including  its
                                         "Cash   Logistics"   operations,   coin
                                         sorting  and  wrapping,  arranging  the
                                         secure air transportation  of valuables
                                         ("Global Services") and  the  deploying
                                         and servicing of safes and safe control
                                         devices,   including    its    patented
                                         CompuSafe(R) service  and transporting,
                                         sorting,  and   destroying    sensitive
                                         information  ("Secure Data Solutions").

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


On January 31, 2006, the Company sold BAX Global Inc. ("BAX Global"), a wholly owned freight transportation subsidiary, for approximately $1.1 billion in cash and recorded a pretax gain of approximately $584 million. The Company initially retained ownership of Air Transport International, LLC ("ATI"), BAX Global's former airline subsidiary, pending receipt of required regulatory approvals. Regulatory approval was obtained and ATI was sold for nominal consideration plus the assumption of certain liabilities on February 28, 2006.

The Company used the after-tax proceeds as follows:

  o On January 31, 2006, the Company contributed $225 million to a Voluntary Employee Beneficiary Association trust ("VEBA") designated to pay retiree medical obligations to former coal operations employees;

  o On March 31, 2006, the Company paid $60 million to settle outstanding Senior Notes including a make-whole payment of $1.6 million;

  o During the quarter ended March 31, 2006, the Company reduced other debt by approximately $100 million;

  o  On  April 6, 2006,  the  Company  repurchased   10,355,263  shares  of  the
     Company's common stock at $51.20 per share for $530.2 million.

The Company currently expects to use the remaining after-tax proceeds to:

  o  Pay taxes related to the sale of BAX Global;

  o  Repurchase additional common stock;

  o  Support future growth and other activities of the Company.

BAX Global's results of operations, including ATI, have been reported within discontinued operations for all periods reported. The Company has either retained or indemnified the purchaser for certain liabilities and contingencies.

The Company has significant obligations associated with its former coal operations and could have significant ongoing expenses and cash outflows related to its former coal operations. The Company has funded a significant portion of its coal operations-related postretirement medical benefit obligation, including the previously mentioned January 31, 2006 contribution of $225 million to the VEBA.

RESULTS OF OPERATIONS
================================================================================

Overview

                                                        Three Months
                                                       Ended March 31,
(In millions)                                  2006                      2005
-------------------------------------------------------------------------------
Income from:
   Continuing operations                $       24.2                      10.5
   Discontinued operations                     379.2                       3.1
-------------------------------------------------------------------------------
     Net income                         $      403.4                      13.6
===============================================================================


The income items in the above table are reported after tax.

Income from continuing operations before income taxes improved in the first quarter of 2006 versus the first quarter of the prior year primarily due to improved operating profit at Brink's and BHS, and lower expenses related to former operations.

Operating profits improved during the first quarter of 2006 versus the prior year on stronger performance at Brink's and BHS. Brink's operating profit improved in the first quarter of 2006 from the same prior year period primarily due to lower employee benefit costs in North America, higher revenues in South America and globally lower safety and security costs. BHS continued to report improved operating results. Expenses related to former operations were reduced primarily due to the benefit of the higher funding level in the VEBA.

Income from discontinued operations in the first quarter of 2006 was primarily a result of the gain on the sale of BAX Global.

The following items had a significant impact on the comparability of results for the first quarter of 2006 and the first quarter of 2005.

   o As mentioned in note 9 to the consolidated financial statements, the Company froze pension benefit levels for its U.S. defined benefit pension plans effective January 1, 2006, and enhanced benefits for its U.S. defined contribution plan participants. The Company's expense was $4.9 million lower in the first quarter of 2006 as a result of these changes. These changes will continue to impact year-over-year quarterly comparisons for the balance of the year.

   o During the first quarter of 2006, the Company adopted SFAS 123(R) using the modified prospective transition method and recognized share-based compensation expense in continuing operations before income taxes of $1.5 million ($0.02 per diluted share after tax). Share-based compensation expenses were $0.4 million at Brink's, $0.3 million at BHS and $0.8 million at Corporate. The Company expects share-based compensation expense in continuing operations before income taxes for 2006 to be between $8 million and $10 million. The Company expects up to 50% of this expense may be recognized in the third quarter. The estimate assumes the number of options granted in 2006 will be similar to prior-year grants. Under the modified prospective transition method, prior periods were not restated. See notes 1 and 6 to the consolidated financial statements for further information regarding the adoption of SFAS 123(R).

Consolidated Review

                                           Three Months
                                          Ended March 31,                  %
(In millions)                        2006                2005           change
------------------------------------------------------------------------------
Revenues:
   Brink's                    $      558.9               509.2            10
   BHS                               104.7                91.9            14
------------------------------------------------------------------------------
     Revenues                 $      663.6               601.1            10
==============================================================================

Operating profit:
   Brink's                    $       39.6                30.3            31
   BHS                                23.4                22.5             4
------------------------------------------------------------------------------
     Business segments                63.0                52.8            19
   Former operations                  (6.9)              (13.2)          (48)
   Corporate                         (12.0)              (10.6)           13
------------------------------------------------------------------------------
     Operating profit         $       44.1                29.0            52
==============================================================================


The Company's operating profit increased 52% in the first quarter of 2006 compared to the same period last year primarily as a result of lower employee and retiree benefit expenses and lower safety and security expenses. Brink's operating profit for the first quarter 2006 also included improved operating profit in the U.S. and continued operating profit growth in South America. Operating profit in Europe was slightly lower than the weak first quarter of 2005. BHS' operating profit for the current quarter also improved due to incremental revenues and cost efficiencies generated from the larger subscriber base.

Expenses related to former operations were $6.3 million lower in the first quarter of 2006 compared to the same period last year primarily due to lower postretirement medical expenses, which benefited from projected earnings on the $225 million contribution to the VEBA on January 31, 2006.

Revenue growth rates for operations outside the U.S. include the effect of changes in currency exchange rates. On occasion in this report, the change in revenue versus the prior year has been disclosed using constant currency exchange rates in order to provide information about growth rates without the impact of changing foreign currency exchange rates. Growth at constant-currency exchange rates equates to growth as measured in local currency. This measurement of growth using constant-currency exchange rates is higher than growth computed using actual currency exchange rates when the U.S. dollar is strengthening and lower when the U.S. dollar is weakening. Changes in currency exchange rates did not materially affect period-to-period comparisons of segment operating profit for the periods presented herein. Relative to most European currencies relevant to the Company, the U.S. dollar strengthened in the first quarter of 2006 compared to the same period in 2005. Currencies in most South American countries, other than Venezuela, strengthened against the U.S. dollar in the first quarter of 2006 versus the same period last year. Currencies in most Asia-Pacific countries except Hong-Kong weakened against the U.S. dollar in the first quarter of 2006 versus the same period last year.

The following table provides supplemental information related to Organic Revenue Growth which is not required by U.S. generally accepted accounting principles ("GAAP"). The Company defines Organic Revenue Growth as the change in revenue from the prior year due to factors such as changes in prices for products and services (including the effect of fuel surcharges), changes in business volumes and changes in product mix. Estimates of changes due to fluctuations in foreign currency exchange rates and the effects of new acquisitions are excluded from Organic Revenue Growth.

                                          Three Months            % change
(In millions)                            Ended March 31,          from 2005
-----------------------------------------------------------------------------
2005 revenues:
   Brink's                             $       509.2                 N/A
   BHS                                          91.9                 N/A
-----------------------------------------------------------------------------
                                       $       601.1                 N/A
=============================================================================

Effects on revenue of acquisitions
   and dispositions, net:
   Brink's                             $        21.5                   4
   BHS                                           -                     -
-----------------------------------------------------------------------------
                                       $        21.5                   4
=============================================================================

Effects on revenue of changes in
   currency exchange rates:
   Brink's                             $       (16.6)                 (3)
   BHS                                           0.1                   -
-----------------------------------------------------------------------------
                                       $       (16.5)                 (3)
=============================================================================

Organic Revenue Growth:
   Brink's                             $        44.8                   9
   BHS                                          12.7                  14
-----------------------------------------------------------------------------
                                       $        57.5                  10
=============================================================================

2006 revenues:
   Brink's                             $       558.9                  10
   BHS                                         104.7                  14
-----------------------------------------------------------------------------
                                       $       663.6                  10
=============================================================================


The supplemental Organic Revenue Growth information presented above is non-GAAP financial information that management believes is an important measure to evaluate results of existing operations without the effects of acquisitions, dispositions and currency exchange rates. The limitation of this measure is that the effects of acquisitions, dispositions and changes in values of foreign currencies cannot be completely separated from changes in prices and volume of a unit's base business. This supplemental non-GAAP information does not affect net income or any other reported amounts. This supplemental non-GAAP information should be viewed in conjunction with the Company's consolidated statements of operations.

Brink's, Incorporated

                                            Three Months
                                            Ended March 31,               %
(In millions)                             2006           2005           change
------------------------------------------------------------------------------
Revenues:
   North America (a)               $     201.3           186.0             8
   International                         357.6           323.2            11
------------------------------------------------------------------------------
                                   $     558.9           509.2            10
==============================================================================

Operating profit:
   North America (a)               $      18.4            12.7            45
   International                          21.2            17.6            20
------------------------------------------------------------------------------
                                   $      39.6            30.3            31
==============================================================================

Cash flow information:
   Depreciation and amortization   $      23.2            21.2             9
   Capital expenditures                   19.9            31.4           (37)
==============================================================================
(a) U.S. and Canada.


Overview

Revenues at Brink's were higher in the first quarter of 2006 compared to the prior-year period as a result of a combination of the effects of core business growth and newly acquired businesses partially offset by changes in currency exchange rates. Operating profit in the first quarter of 2006 was higher than the same period in 2005 largely as a result of lower employee benefit expenses in the U.S., lower global safety and security expenses and strong performance in South America. In Europe, cost improvements were largely offset by continued losses in certain countries.

During the first quarter of 2006, Brink's fuel costs increased significantly due to market conditions, however, operating profit has not been significantly affected as fuel surcharges to customers have recovered the majority of these cost increases. Brink's expects fuel cost may continue to increase during the second quarter of 2006 depending on the market for fuel. Brink's ability to recover increased fuel costs through fuel surcharges could affect operating profit for the remainder of 2006.

The Company expects Brink's to generate operating profit margins approaching 7% in 2006.

North America

North American revenues increased in 2006 compared to the same period in 2005 primarily as the result of improvements in all lines of business. Operating profit in the first quarter of 2006 was higher compared to the same period in 2005 due primarily to improved volumes and lower pension, other employee benefits and safety and security costs.

Pension expense was $4.4 million lower in the first quarter of 2006 as a result of the Company's decision to freeze U.S. defined benefit pension plan benefits at December 31, 2005. This decrease was partially offset by a $1.1 million increase in the expense associated with the U.S. defined contribution plans as these benefits were enhanced. Net expenses at Brink's are expected to be between $13 million and $14 million lower for the full year of 2006 compared to 2005.

International

Revenues increased in the first quarter of 2006 over the first quarter of last year in all regions. Revenue increases in Europe were primarily the result of acquisitions. South America and Asia-Pacific revenue increases were primarily due to organic revenue growth. International operating profit in the first quarter of 2006 was higher than the first quarter of 2005 primarily due to the effects of strong volumes in South America and lower safety and security costs.

Europe. Revenues increased to $238.5 million in the first quarter of 2006 when compared to $223.9 million from the same period last year, an increase of 7% (16% on a constant currency basis) largely as a result of acquisitions. Operating profit was slightly lower in the first quarter of 2006 due to continued reduced sales volumes and low profit margins in several European countries, especially the United Kingdom, partially offset by improved performance  in France and lower  expenses  from  Belgium  and the  Netherlands.
Operations in Belgium and the Netherlands were restructured in 2005 and as a result costs savings were realized in the 2006 period compared to the prior-year quarter. The Company expects Brink's European results of operation to be stronger in the second half of 2006 as a result of realizing restructuring savings on actions taken in the fourth quarter of 2005.

Brink's acquired operations in Luxembourg, Scotland and Ireland in the first quarter of 2005, and Poland, Hungary, and the Czech Republic in the second quarter of 2005. These acquisitions increased revenues by $21.5 million in the first quarter of 2006 compared to the same period last year but did not have a significant impact on operating profit.

South America. Revenues increased to $100.7 million in the first quarter of 2006 from $82.1 million in the first quarter of 2005, an increase of 23% over the same period last year (19% on a constant currency basis) primarily due to higher volumes across the region. Operating profit in the first quarter of 2006 was 18% higher than the first quarter of 2005 primarily due to above-mentioned volume increases, particularly in Venezuela, Chile and Argentina and productivity improvements across the region. The increase in operating profit was partially offset by operating losses in Brazil as a result of continuing price competition.

Asia-Pacific. Revenues increased to $18.4 million in the first quarter of 2006 from $17.2 million in the first quarter of 2005, an increase of 7% (10% on a constant currency basis). This increase was primarily due to stronger performance in Hong Kong and Japan. Operating profit in the first quarter of 2006 was about the same as 2005, reflecting improved performance, offset by lower operating profit in Australia and $0.2 million higher regional expenses.

Brink's is in discussions with a customer in the Asia-Pacific region regarding the continued provision of service, but the customer recently indicated that it does not intend to continue to use Brink's. Depending upon the outcome of these discussions, the Company could lose annualized revenues of approximately $25 million and may record impairment and restructuring charges, currently estimated to be up to $10 million, and income tax valuation allowances.

Brink's Home Security

                                                  Three Months
                                                 Ended March 31,             %
(In millions)                                   2006         2005         change
--------------------------------------------------------------------------------
Revenues                                 $     104.7          91.9          14
Operating profit:
   Recurring services (a)                $      43.6          41.5           5
   Investment in new subscribers (b)           (20.2)        (19.0)          6
--------------------------------------------------------------------------------
                                         $      23.4          22.5           4
================================================================================

Monthly recurring revenues (c)           $      30.1          26.9          12
================================================================================

Cash flow information:
   Depreciation and amortization (d)     $      15.8          13.9          14
   Impairment charges from
     subscriber disconnects                     10.7           8.8          22
   Amortization of deferred revenue (e)         (7.3)         (6.5)         12
   Deferral of subscriber acquisition
     costs (current year payments)              (6.1)         (5.0)         22
   Deferral of revenue from new
     subscribers (current year receipts)        11.0           9.6          15
   Capital expenditures (f)                    (42.1)        (43.2)         (3)
================================================================================
(a) Reflects operating profit generated from the existing subscriber base including the amortization of deferred revenues.
(b) Primarily marketing and selling expenses, net of the deferral of direct selling expenses (primarily a portion of sales commissions), incurred in the acquisition of new subscribers.
(c)  See "Reconciliation of Non-GAAP Measures - Monthly Recurring Revenues."
(d)  Includes amortization of deferred subscriber acquisition costs.
(e) Includes amortization of deferred revenue from active subscriber accounts, as well as the immediate recognition of deferred revenue from subscriber disconnects.
(f) Capital expenditures in the first quarter of 2006 includes $5.3 million for the development of the Knoxville facility. Capital expenditures in the first quarter of 2005 included $10.2 million for the purchase of BHS's headquarters in Irving, Texas. The facility was formerly leased.


Revenues

The increase in BHS' revenues in the first quarter of 2006 over the comparable 2005 period was primarily due to a larger subscriber base and slightly higher average monitoring rates. These factors also contributed to a 12% increase in monthly recurring revenues for March 2006 as compared to March 2005. The Company intends to selectively raise monitoring prices in the future.

Operating profit

Operating profit increased $0.9 million for the first quarter of 2006 compared to the same period in 2005 as higher profit from recurring services was partially offset by increased investment in new subscribers. Higher profit from recurring services in the first quarter of 2006 was primarily due to incremental revenues and cost efficiencies generated from the larger subscriber base partially offset by incremental operating cost for the new Knoxville facility and loss of revenue from subscribers who disconnected as a result of Hurricane Katrina. Higher investment in new subscribers was primarily due to volume increases in BHS' traditional branch operations, partially offset by a reduction in net cost incurred in installation activity performed for major home builders.

BHS continues to increase its presence in commercial alarm installation and monitoring and increase the volume of its installation business in new homes through its expanding relationships with major home builders. As a result, the cost of investment in new subscribers continues to grow faster than monitored activations as BHS develops the resources needed to achieve its business objectives. The construction of a second monitoring center in Knoxville, Tennessee, is complete and the facility began operations on February 28, 2006. The Knoxville center provides additional service capacity for the existing subscriber base, increased capacity to sustain BHS' continued growth and to provide enhanced security and disaster recovery capabilities. Operating the new facility is resulted in additional administrative expense. These initiatives are expected to have a positive impact on future growth and productivity.

Rising fuel costs and copper prices during the first quarter of 2006 have not significantly affected operating profit primarily because a large portion of these costs are capitalized as part of the cost of installing new monitoring sites. If fuel and copper costs remain high, and BHS is not able to increase prices, margins in the future could suffer.

Subscriber activity

                                            Three Months
                                           Ended March 31,               %
(In thousands)                         2006              2005          change
------------------------------------------------------------------------------
Number of subscribers:
   Beginning of period               1,018.8             921.4
   Installations (a)                    43.1              39.3            10
   Disconnects (a)                     (14.2)            (13.6)            4
------------------------------------------------------------------------------
   End of period                     1,047.7             947.1            11
==============================================================================
Average number of subscribers        1,032.5             933.6            11
Annualized disconnect rate (b)           5.5%              5.8%
==============================================================================
(a) Customers who move from one location and then initiate a new service agreement at a new location are not included in either installations or disconnects. Dealer accounts cancelled and charged back to the dealer during the specified contract term are also excluded from installations and disconnects. Inactive sites that are returned to service reduce disconnects. No additional disconnects were recorded for the first quarter of 2006 as a result of Hurricane Katrina.
(b) The disconnect rate is a ratio, the numerator of which is the number of customer cancellations during the period and the denominator of which is the average number of subscribers during the period. The gross number of customer cancellations is reduced for customers who move from one location and then initiate a new service agreement at a new location, accounts charged back to the dealers because the customers cancelled service during the specified contractual term and inactive sites that are returned to active service during the period.


Installations were 10% higher in the first quarter of 2006 as compared to the same period of 2005, primarily due to growth in traditional installation volume and to a lesser extent from installations obtained through the growing dealer network and home builder activity.

Disconnect rates are typically higher in the second and third calendar quarters of the year because of an increase in residential moves during summer months. The annualized disconnect rate for the first quarter of 2006 decreased to 5.5% compared to 5.8% for the same period of 2005. BHS has reduced the disconnect rate in recent years by improving subscriber selection and retention processes. The disconnect rate may not materially improve in the future, since a certain amount of disconnects cannot be prevented because of factors such as customer moves.

BHS observed a slowing in the rate of household moves in many regions of the country during the first quarter of 2006. Household moves drive a significant part of BHS' installation activity, and also are the largest reason for monitoring contract cancellations. Therefore, for the next several quarters the growth rate of new installations may slow somewhat, and disconnect rates may improve, when compared to the same quarters in 2005.

Approximately 4,700 disconnects were caused by Hurricane Katrina (all of which were recorded in 2005). BHS anticipates filing insurance claims related to Hurricane Katrina for property damage insurance coverage for losses sustained in 2005 and 2006 and claims under its business interruption policy for lost revenues. BHS believes claims will range from approximately $4 million to $7 million. The Company expects property losses of $2.2 million to be fully covered by insurance and, as such, recognized insurance recoveries in 2005 to the extent of recorded property losses. Because the Company's insurance coverage provides for replacement value, it may record proceeds in excess of realized losses when its claim is ultimately settled. Insurance proceeds for business interruption insurance will be recognized as a gain when claims are settled.

Reconciliation of Non-GAAP Measures - Monthly Recurring Revenues

                                                        Three Months
                                                       Ended March 31,
(In millions)                                       2006            2005
-------------------------------------------------------------------------
March:
   Monthly recurring revenues ("MRR") (a)       $   30.1            26.9
   Amounts excluded from MRR:
     Amortization of deferred revenue                2.5             2.3
     Other revenues (b)                              3.1             2.2
-------------------------------------------------------------------------
   Revenues on a GAAP basis                     $   35.7            31.4
=========================================================================

Revenues on a GAAP basis:
   March                                        $   35.7            31.4
   January - February                               69.0            60.5
-------------------------------------------------------------------------
   January - March                              $  104.7            91.9
=========================================================================
(a) MRR is calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for contracted monitoring and maintenance services.
(b)  Revenues that are not pursuant to monthly contractual billings.


The Company uses MRR to evaluate BHS' performance and believes the presentation of MRR is useful to investors because the measure is widely used in the industry to assess the amount of recurring revenues from subscriber fees that a home security business produces. This supplemental non-GAAP information should be viewed in addition to, not in lieu of, the Company's consolidated statements of operations.

Corporate Expense - The Brink's Company

                                      Three Months
                                     Ended March 31,                  %
(In millions)                     2006             2005            change
--------------------------------------------------------------------------

Corporate expense          $      12.0             10.6               13
==========================================================================


Corporate expense was higher in the first quarter of 2006 compared to the same 2005 period. Corporate expenses in the first quarter of 2006 include compensation costs of $0.8 million due to the adoption of SFAS 123(R). See notes 1 and 6 to the consolidated financial statements for further information regarding the adoption of SFAS 123(R). The Company expects corporate expenses to decline in the full-year 2006 compared to 2005 primarily due to lower professional fees.

Former Operations - included in Continuing Operations


                                               Three Months
                                              Ended March 31,            %
(In millions)                              2006            2005       change
----------------------------------------------------------------------------
Company-sponsored postretirement
   benefits other than pensions         $   4.4             9.4         (53)
Black lung                                  1.0             1.2         (17)
Pension                                     0.6             1.0         (40)
Administrative, legal and other coal
   expenses, net                            1.5             2.3         (35)
Gains on sales of property and
   equipment and other income              (0.6)           (0.7)        (14)
----------------------------------------------------------------------------
                                        $   6.9            13.2         (48)
============================================================================


Former operations expenses decreased by 48% in the first quarter of 2006 compared to the same period last year primarily due to lower postretirement medical expenses. Postretirement benefit expenses were lower due to higher return on plan assets from the $225 million contribution to the VEBA made in January 2006.

Administrative, legal and other expenses, net, were lower and are expected to continue to decline as administrative functions related to former natural resource operations are reduced and remaining residual assets are sold. Expenses related to residual assets include property taxes, insurance and lease payments.

Foreign Operations

The Company operates in approximately 50 countries, each with a local currency other than the U.S. dollar. Because the financial results of the Company are reported in U.S. dollars, results are affected by changes in the value of the various foreign currencies in relation to the U.S. dollar. Changes in exchange rates may also affect transactions which are denominated in currencies other than the functional currency of the affected subsidiary. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency fluctuations in any one country may have on the Company's consolidated results. The Company, from time to time, may use foreign currency forward contracts to hedge transactional risks associated with foreign currencies. No forward currency forward contracts were outstanding at March 31, 2006. Translation adjustments of net monetary assets and liabilities denominated in the local currency relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period.

Brink's Venezuelan subsidiaries were considered to be operating in a highly inflationary economy during 2002. However, effective January 1, 2003, the economy in Venezuela was no longer considered to be highly inflationary. It is possible that Venezuela may be considered highly inflationary again at some time in the future. No subsidiaries operated in highly inflationary economies for the three months ending March 31, 2006 and 2005.

The Company is exposed to certain risks when it operates in highly inflationary economies, including the risk that

     o the rate of price increases for services will not keep pace with cost of inflation;

     o adverse economic conditions in the highly inflationary country may discourage business growth which could affect the demand for the Company's services; and

     o the devaluation of the currency may exceed the rate of inflation and reported U.S. dollar revenues and profits may decline.

Brink's Venezuela is also subject to local laws and regulatory interpretations that determine the exchange rate at which repatriating dividends may be converted. It is possible that Brink's Venezuela may be subject to less favorable exchange rates on dividend remittances in the future. The Company's reported U.S. dollar revenues, earnings and equity would be adversely affected if Brink's Venezuela were to change to a less favorable currency exchange rate.

The Company is also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, political instability, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Company cannot be predicted.

Other Operating Income, Net

The line items below are recorded within operating profit of the two business segments, or within corporate or former operations expenses.

                                                      Three Months
                                                     Ended March 31,         %
(In millions)                                        2006       2005      change
--------------------------------------------------------------------------------

Share in earnings of equity affiliates            $   0.8        0.7         14
Royalty income                                        0.7        0.5         40
Gains (losses) on sales of operating assets, net     (0.3)       0.2         NM
Foreign currency transaction losses, net              -         (0.4)      (100)
Other                                                 0.6        0.5         20
--------------------------------------------------------------------------------
                                                  $   1.8        1.5         20
================================================================================


Nonoperating Income and Expense

Interest expense

                                                       Three Months
                                                     Ended March 31,         %
(In millions)                                        2006       2005      change
--------------------------------------------------------------------------------

Interest expense                                  $   4.3        4.1          5
================================================================================


Interest expense in the first quarter of 2006 was about the same as the first quarter of 2005 as a lower outstanding debt balance offset higher interest rates.

The Company expects interest expense to be lower for the remainder of the year as a result of the payment of the Senior Notes and other debt with the proceeds from the sale of BAX Global.

Interest and other income (expense), net

                                                  Three Months
                                                  Ended March 31,          %
(In millions)                                   2006          2005      change
--------------------------------------------------------------------------------

Interest income                             $    5.8           0.9        200+
Dividend income from real estate investment      1.1           -           NM
Senior Notes prepayment make-whole amount       (1.6)          -           NM
Other, net                                       0.1          (0.1)        NM
--------------------------------------------------------------------------------
                                            $    5.4           0.8        200+
================================================================================

Interest income was higher in the first quarter of 2006 due to income from higher levels of marketable securities. In addition, the Company received dividends of $1.1 million in the first quarter of 2006 from a real estate investment. The Company made a $1.6 million make-whole payment associated with the prepayment of the Senior Notes on March 31, 2006.

Minority interest

                                               Three Months
                                              Ended March 31,              %
(In millions)                                 2006       2005            change
--------------------------------------------------------------------------------

Minority interest                      $       3.9        3.6              8
================================================================================


Income Taxes

                                            Three Months Ended March 31,
--------------------------------------------------------------------------------
                                              2006           2005
--------------------------------------------------------------------------------

Income tax expense (in millions)
Continuing operations                  $      17.1           11.6
Discontinued operations                      211.2            0.4
================================================================================


Effective tax rate (in percentages)
Continuing operations                         41.4%          52.5%
Discontinued operations                       35.8%          11.4%
================================================================================


Continuing Operations

The effective income tax rate on continuing operations in the first three months of 2006 was higher than the 35% U.S. statutory tax rate primarily due to $1.7 million of state tax expense and an increase in the valuation allowance by $1.1 million for non-U.S. jurisdictions where the Company had previously concluded that valuation allowances were necessary.

The effective income tax rate on continuing operations in the first quarter of 2005 was higher than the 35% U.S. statutory tax rate primarily due to the establishment of valuation allowances for deferred tax assets related to certain Brink's European operations and state taxes. The valuation allowances were required due to the Company's assessment that these assets did not meet the more-likely-than-not recognition criteria of SFAS 109.

The Company's effective tax rate may fluctuate materially from period to period due to changes in the expected geographical mix of earnings, changes in valuation allowances or accruals for contingencies and other factors. Subject to the above factors, the Company currently expects that the effective tax rate on continuing operations for the full year 2006 will approximate 41% or 42%.

The Company establishes or reverses valuation allowances for deferred tax assets depending on all available information including historical and expected future operating performance of its subsidiaries. Changes in judgment about the future realization of deferred tax assets could result in significant adjustments to the valuation allowances.

Discontinued Operations

The tax provision for discontinued operations in the first quarter of 2006 was higher than the first quarter of 2005 primarily due to the gain on the sale of BAX Global

Discontinued Operations


                                                                Three Months
                                                               Ended March 31,
(In millions)                                                 2006        2005
-------------------------------------------------------------------------------
BAX Global:
   Gain on sale                                           $   584.6         -
   Results of operations                                        7.0        6.9
Adjustments to contingent liabilities of
  former operations (see note 12)                              (1.2)      (3.4)
-------------------------------------------------------------------------------
Income from discontinued operations before income taxes       590.4        3.5
Income tax expense                                            211.2        0.4
-------------------------------------------------------------------------------
Income from discontinued operations                       $   379.2        3.1
===============================================================================


As described in note 1, on January 31, 2006, the Company sold BAX Global for approximately $1.1 billion in cash. The Company recorded a pretax gain of approximately $585 million ($374 million after tax) on the sale. The final purchase price and the gain on the sale will change to reflect the effects of post-closing adjustments the Company believes are customary for a transaction of this nature. The Company has either retained or indemnified the purchaser for certain costs and contingencies including those for taxes and for a matter currently in litigation as discussed in note 12. The Company has recognized a $3.6 million stand-ready obligation in accordance with FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The resolution of these matters is expected to take several years.

The Company initially retained ownership of BAX Global's airline subsidiary, Air Transport International, LLC ("ATI"), pending the receipt of required regulatory approval. Regulatory approval was obtained and ATI was sold on February 28, 2006 for nominal consideration plus the assumption of certain liabilities. The Company concluded that under FIN 46(R) "Consolidation of Variable Interest Entities", ATI should not be included in the consolidated results of the Company after January 31, 2006.

BAX Global's results of operations, including ATI, have been reported as discontinued operations for all periods presented. The following tables show selected financial information included in discontinued operations for the month of January 31, 2006 and the three months ended March 31, 2005.

                                          One Month Ended      Three Months
                                            January 31,       Ended March 31,
(In millions)                                  2006                2005
-----------------------------------------------------------------------------

BAX Global:
   Revenues                              $    230.0               623.5
   Pretax income                                7.0                 6.9
=============================================================================


In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," BAX Global ceased depreciating and amortizing long-lived assets after November 2005, the date that BAX Global was classified as held for sale. Had BAX Global not ceased depreciation and amortization, its pretax income in January 2006 would have been $3.7 million.

LIQUIDITY AND CAPITAL RESOURCES
================================================================================

Overview

Cash flows before financing activities increased by $276.0 million in the first three months of 2006 as compared to the first three months of 2005. The increase was primarily due to the proceeds from the sale of BAX Global, partially offset by the purchase of short-term marketable securities and contributions to the VEBA. In addition, the first three months of 2006 included lower cash outflows for acquisitions and overall higher capital expenditures.

On January 31, 2006, the Company received approximately $1.1 billion in cash from the sale of BAX Global. The Company immediately used the proceeds to contribute $225 million to the VEBA. On March 31, 2006, the Company prepaid its Senior Notes for $58.4 million. During the first quarter of 2006, the Company paid down approximately $100 million of other debt. On April 6, 2006 the Company repurchased 10,355,263 shares of its common stock at $51.20 per share for a total of approximately $530 million.

Summary of Cash Flow Information


                                                      Three Months
                                                     Ended March 31,        $
(In millions)                                    2006       2005         change
-------------------------------------------------------------------------------
Cash flows from operating activities:
Continuing operations:
   Before contribution to VEBA              $    49.7        24.1         25.6
   Contribution to VEBA                        (225.0)        -         (225.0)
-------------------------------------------------------------------------------
   Subtotal                                    (175.3)       24.1       (199.4)
Discontinued operations:
   BAX Global                                     5.8        38.1        (32.3)
   Federal Black Lung Excise Tax refunds         15.1         -           15.1
-------------------------------------------------------------------------------
     Operating activities                      (154.4)       62.2       (216.6)
-------------------------------------------------------------------------------
Cash flows from investing activities:
Continuing operations:
   Capital expenditures                         (62.1)      (74.7)        12.6
   Acquisitions                                  (1.7)      (40.0)        38.3
   Proceeds from sale of BAX Global (a)       1,010.7         -        1,010.7
   Proceeds from sale of coal business            -           5.0         (5.0)
   Purchases of marketable securities, net     (576.3)        0.3       (576.6)
   Other                                          0.2         2.3         (2.1)
Discontinued operations - BAX Global             (5.2)      (19.9)        14.7
-------------------------------------------------------------------------------
     Investing activities                       365.6      (127.0)       492.6
-------------------------------------------------------------------------------

Cash flows before financing activities      $   211.2       (64.8)       276.0
===============================================================================
(a) Net of $90.3 million cash held by BAX Global at the date of sale.

Operating Activities

Operating cash flows from continuing operations declined by $216.6 million in the first three months of 2006 compared to the same period in 2005. This decrease was primarily due to the $225 million contribution to the VEBA which was recorded as a component of operating activities.

Effective January 1, 2006, the Company funds its U.S. defined contribution plan matching expense in cash rather than Company stock. The Company made cash matching contributions of $3.1 million to its U.S. 401(k) plan for the first quarter of 2006. Using the rates of salary and employee participation in effect during 2005, the Company expects $13 million to $15 million higher cash outflows for the full year 2006 as a result of this change.

Operating cashflows from discontinued operations in the first quarter of 2006 includes $15.1 million of Federal Black Lung Excise Tax ("FBLET") refunds.

Investing Activities

Cash flows from investing activities increased by $492.6 million in the first quarter of 2006 versus the first quarter of 2005 primarily due to the receipt of approximately $1.1 billion in proceeds from the sale of BAX Global. The Company also purchased marketable securities with a portion of the proceeds. In addition, cash flows in the first quarter of 2006 improved due to lower cash outflows of $38.3 million for acquisitions and $12.6 million for capital expenditures.

Capital expenditures were as follows:

                                        Three Months
                                       Ended March 31,                $
(In millions)                        2006          2005            change
--------------------------------------------------------------------------
Capital expenditures:
   Brink's                    $      19.9          31.4            (11.5)
   Brink's Home Security             42.1          43.2             (1.1)
   Corporate                          0.1           0.1              -
--------------------------------------------------------------------------
     Capital expenditures     $      62.1          74.7            (12.6)
==========================================================================


Capital expenditures for the first quarter of 2006 were $12.6 million lower than for the same period in 2005. Brink's capital expenditures in 2006 were primarily for new facilities, cash processing and security equipment and armored vehicles. Brink's capital expenditures in 2005 included $2.3 million to purchase a branch facility which was formally leased. BHS capital expenditures were slightly lower in 2006. BHS capital expenditures in 2005 included $10.2 million for the purchase of BHS headquarters in Irving, Texas, which was previously leased. BHS capital expenditures in 2006 included $5.3 million for the development of the new second monitoring facility in Knoxville, Tennessee.

Capital expenditures for the full-year 2006 are currently expected to range from $270 million to $280 million versus $272 million in 2005. The expected increase reflects anticipated growth in customer installations at BHS and higher spending for cash processing and security equipment and information technology at Brink's.

Business Segment Cash Flows

The Company's cash flows before financing activities for each of the operating segments are presented below:

                                                     Three Months
                                                    Ended March 31,        $
(In millions)                                      2006       2005       change
--------------------------------------------------------------------------------

Cash flows before financing activities
   Business segments:
     Brink's                                  $     1.5       (67.3)      68.8
     BHS                                            4.6         2.6        2.0
--------------------------------------------------------------------------------
     Subtotal of business segments                  6.1       (64.7)      70.8

   Corporate and former operations:
     Proceeds from sale of BAX Global           1,010.7         -      1,010.7
     Proceeds from sale of Coal                     -           5.0       (5.0)
     Contribution to VEBA                        (225.0)        -       (225.0)
     Purchases of marketable securities, net     (576.3)        0.3     (576.6)
     Other                                        (20.0)      (23.6)       3.6
--------------------------------------------------------------------------------
Subtotal of continuing operations                 195.5       (83.0)     278.5

Discontinued operations:
   BAX Global                                       0.6        18.2      (17.6)
   FBLET refund                                    15.1         -         15.1
--------------------------------------------------------------------------------
Cash flows before financing activities        $   211.2       (64.8)     276.0
================================================================================


Brink's

Cash flows before financing activities in the first quarter of 2006 at Brink's increased by $68.8 million primarily due to a year-over-year $38.3 million decrease in cash used for acquisitions and a $11.5 million decrease in capital expenditures. In addition, higher operating profit and less cash used for working capital needs as a result of improved receivable collections contributed to the increase.

BHS

The increase in BHS' cash flows before financing activities is primarily due to higher cash flows from operations as a result of higher earnings and $1.1 million less cash used for capital expenditures in 2006 compared to 2005. Cash used for working capital needs was also higher in the first quarter of 2006. In the first quarter of 2005, BHS purchased its headquarter facilities for $10.2 million. In the first quarter of 2006, BHS invested $5.3 million in the development of the second monitoring facility in Knoxville.

Corporate and Former Operations

The Company received approximately $1.1 billion in net proceeds from the sale of BAX Global during the first quarter of 2006. The Company immediately contributed $225 million to the VEBA. The Company also purchased marketable securities with a portion of the proceeds.

Discontinued Operations

Cash flows before financing activities at BAX Global in the first quarter of 2005 reflected an increase in cash flow because of receivables sold as part of the Company's securitization program which was terminated in December 2005. These increases were partially offset by higher capital expenditures.

The Company received approximately $15 million in FBLET refunds in the first quarter of 2006.

Financing Activities

Summary of cash flows from financing activities

                                                               Three Months
                                                              Ended March 31,
(In millions)                                               2006           2005
--------------------------------------------------------------------------------

   Changes in:
     Short-term debt                                    $  (11.1)          29.0
     Revolving Facility                                    (70.4)          35.3
     Senior Notes                                          (76.7)         (18.3)
     Other                                                  (2.7)          (3.6)
--------------------------------------------------------------------------------
       Net borrowings (repayments) of debt                (160.9)          42.4

   Dividends to shareholders of the Company                 (1.4)          (1.4)
   Dividends to minority interests in subsidiaries          (1.2)          (0.3)
   Proceeds from the exercise of stock options               6.2            1.0
   Other, net                                                0.9            0.1
   Discontinued operations                                   5.4           (4.8)
--------------------------------------------------------------------------------
     Financing activities                               $ (151.0)          37.0
================================================================================


The Company made scheduled payments of $18.3 million in January 2006 related to its Senior Notes. On March 31, 2006, the Company prepaid the outstanding $58.4 million balance of its Senior Notes and made a make-whole payment of $1.6 million. The Senior Notes were terminated upon prepayment.

The Company's operating liquidity needs are typically financed by short-term debt and the Revolving Facility, described below.

In the first quarter of 2006 and 2005, the Company paid a $0.025 per share regular quarterly dividends on its common stock (annual rate of $0.10 per share). On May 5, 2006, the Board of Directors authorized an increase in the Company's regular dividend to an annual rate of $0.25 per share. In addition, the Board declared a regular quarterly dividend of $.0625 per share payable on June 1, 2006. Future dividends are dependent on the earnings, financial condition, cash flow and business requirements of the Company, as determined by the Board of Directors.

Capitalization

The Company uses a combination of debt, leases, and equity to capitalize its operations.

Net Debt reconciled to GAAP measures

                                                      March 31,     December 31,
(In millions)                                           2006            2005
--------------------------------------------------------------------------------

Short-term debt and current maturities of
  long-term debt                                    $   26.0            61.0
Long-term debt                                         129.7           251.9
--------------------------------------------------------------------------------
   Debt                                                155.7           312.9
Less cash and cash equivalents                        (237.2)          (96.2)
Less current marketable securities                    (576.3)            -
--------------------------------------------------------------------------------
   Net Debt (a)                                     $ (657.8)          216.7
================================================================================
(a) The Company's Net Debt was negative at March 31, 2006 because its cash and current marketable securities exceeded its debt. The Company used $530.2 million to repurchase common stock under its self-tender in April 2006.

The Company believes that Net Debt is a useful measure of the Company's financial leverage. The Company's Net Debt position at March 31, 2006 as compared to December 31, 2005 improved primarily due to approximately $1.1 billion in cash received from the sale of BAX Global. This supplemental non-GAAP information should be viewed in conjunction with the Company's consolidated statement of operations.

Debt

The Company has an unsecured $400 million revolving bank credit facility with a syndicate of banks (the "Revolving Facility"). The facility allows the Company to borrow (or otherwise satisfy credit needs) on a revolving basis over a five-year term ending in October 2009. As of March 31, 2006, $344.9 million was available under the revolving credit facility.

The Company also has an unsecured $150 million credit facility with a bank to provide letters of credit and other borrowing capacity over a five-year term ending in December 2009 (the "Letter of Credit Facility"). The Company has used the Letter of Credit Facility to replace surety bonds and other letters of credit needed to support its activities. As of March 31, 2006, $9.3 million was available under this Letter of Credit Facility. The Revolving Facility and the multi-currency revolving credit facilities described below are also used for the issuance of letters of credit and bank guarantees.

The Company has three unsecured multi-currency revolving bank credit facilities with a total of $122 million in available credit, of which approximately $87 million was available at March 31, 2006. When rates are favorable, the Company also borrows from other U.S. banks under short-term uncommitted agreements. Various foreign subsidiaries maintain other secured and unsecured lines of credit and overdraft facilities with a number of banks. Amounts outstanding under these agreements are included in short-term borrowings.

On March 31, 2006, the Company prepaid the outstanding balance of its Senior Notes for $60 million including a make-whole payment of $1.6 million. The Senior Notes were terminated upon prepayment.

The Company's Brink's and BHS subsidiaries have guaranteed the Revolving Facility. The Revolving Facility and the multi-currency revolving bank credit facilities each contain various financial and other covenants. The financial covenants, among other things, limit the Company's total indebtedness, provide for minimum coverage of interest costs, and require the Company to maintain a minimum level of net worth. If the Company were not to comply with the terms of its various loan agreements, the repayment terms could be accelerated. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements. The Company was in compliance with all financial covenants at March 31, 2006.

The Company believes it has adequate sources of liquidity to meet its near-term requirements.

Operating leases

The Company has residual value guarantees of approximately $66 million at March 31, 2006 related to operating leases, principally for trucks and other vehicles.

Equity

At March 31, 2006, the Company had 100 million shares of common stock authorized and 58.7 million shares issued and outstanding. Of the outstanding shares, 0.6 million shares were held by The Brink's Company Employee Benefits Trust (the "Trust") at March 31, 2006, and have been accounted for similarly to treasury stock for earnings per share purposes. As discussed below, the Company repurchased 10,355,263 shares of its issued and outstanding common stock in a "Dutch Auction" self-tender offer which expired on April 6, 2006. These shares represented approximately 18% of the outstanding shares at March 31, 2006. Following the repurchase, the Company had approximately 48.3 million shares outstanding.

On March 8, 2006, the Company's Board of Directors authorized a "Dutch Auction" self-tender offer to purchase up to 10,000,000 shares of the Company's common stock. Under certain circumstances up to an additional 2% of the outstanding common stock was authorized to be purchased in the tender offer. The tender offer began on March 9, 2006 and expired on April 6, 2006, and was subject to the terms and conditions described in the offering materials mailed to the Company's shareholders and filed with the SEC. On April 11, 2006, the Company purchased 10,355,263 shares in the tender offer at $51.20 per share for a total of approximately $530 million in cash.

The Company is authorized to make repurchases of $100 million of additional common stock from time to time as market conditions warrant and as covenants under existing agreements permit. The repurchase program does not require the Company to acquire any specific number of shares and may be terminated at any time. Through May 2, 2006, the Company had not repurchased any shares under this program.

The Company has the authority to issue up to 2.0 million shares of preferred stock, par value $10 per share.

Other Contingencies

Value-added taxes and customs duties

During 2004, the company determined that one of its non-U.S. Brink's business units had not paid customs duties and VAT with respect to the importation of certain goods and services. The Company was advised that civil and criminal penalties could be asserted for the non-payment of these customs duties and VAT. Although no penalties have been asserted to date, they could be asserted at any time. The business unit has provided the appropriate government authorities with an accounting of unpaid customs duties and VAT and has made payments covering its calculated unpaid VAT. The Company believes that the range of reasonably possible losses is between $0.4 million and $3.0 million for potential penalties on unpaid VAT and has accrued $0.4 million. The Company believes that the range of possible losses for unpaid customs duties and associated penalties, none of which has been accrued, is between $0 and $35 million. The Company believes that the assertion of the penalties on unpaid customs duties would be excessive and would vigorously defend against any such assertion. The Company does not expect to be assessed interest charges in connection with any penalties that may be asserted. The Company continues to diligently pursue the timely resolution of this matter and, accordingly, the Company's estimate of the potential losses could change materially in future periods. The assertion of potential penalties may be material to the Company's financial position and results of operations.

Health Benefit Act

The Company is obligated to pay premiums to the United Mine Workers of America ("UMWA") Combined Benefit Fund, as described in the Company's 2005 Annual Report on Form 10-K. At March 31, 2006, the Company had $174.1 million recorded for the obligation, reflecting the recorded liability at December 31, 2005 less payments made in 2006 and $1.1 million of expense recorded in the first three months of 2006 to reflect a slight increase in the number of beneficiaries.

Indemnification of claim against BAX Global

BAX Global is defending a claim related to the apparent diversion by a third party of goods being transported for a customer. Although BAX Global is defending this claim vigorously and believes that its defenses have merit, it is possible that this claim ultimately may be decided in favor of the claimant. If so, the Company expects that the ultimate amount of reasonably possible unaccrued losses could range from $0 to $9 million. The Company has contractually indemnified the purchaser of BAX Global for this contingency.

Other loss contingencies

The Company recorded expense of $3.6 million in the first three months of 2005 to reflect an increase in the estimated cost of reclamation at its former coal mines. The estimate of the cost of reclamation may change in the future. The Company also has other contingent liabilities, primarily related to former operations, including those for expected settlement of coal-related workers' compensation claims.

Gain contingency - insurance claims

The Company expects to file insurance claims of $5.0 million to $8.5 million related to property damage and business interruption insurance coverage for losses sustained from Hurricane Katrina for Brink's and BHS. As of March 31, 2006 the Company has recorded a receivable of $2.2 million for claims to be filed, which equals the amount of hurricane-related property losses recognized to date. Because the Company's property damage insurance coverage provides for replacement value, the Company expects to record proceeds in excess of realized losses when the claims are ultimately settled. Claims for lost revenues under business interruption coverage will be recognized as operating income when the claims are settled.

Market Risks and Hedging and Derivative Activities

The Company has activities in more than 50 countries and a number of different industries. These operations expose the Company to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. In addition, the Company consumes certain commodities in its businesses, exposing it to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by the Company as an integral part of its overall risk management program. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency rate fluctuations in any one country may have on the Company's consolidated results. The Company's risk management program considers this favorable diversification effect as it measures the Company's exposure to financial markets and, as appropriate, seeks to reduce the potentially adverse effects that the volatility of certain markets may have on its operating results. The Company has not had any material change in its market risk exposures in the three months ended March 31, 2006.

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

Periodically, the Company enhances the information systems used at various locations in which business is conducted. The Company plans to convert to a different database product supporting the information system for customer sales, service and invoicing at its Brink's Home Security business during the second quarter of 2006.

Except for the foregoing, there has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Forward-looking information

This document contains both historical and forward-looking information. Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes," "may," "should" and similar expressions may identify forward-looking information. Forward-looking information in this document includes, but is not limited to, statements regarding use of remaining proceeds from the sale of BAX Global, the amount and timing of share-based compensation expense for 2006, the impact of rising fuel and copper costs, expectations regarding Brink's 2006 operating margins, anticipated strong performance of Brink's European operations in the second half of 2006, the possible loss of a significant Brink's customer in the Asia-Pacific region, the expectation of significant ongoing expenses and cash outflows related to former coal operations, the expected reduction in U.S. retirement benefit plan expenses in 2006, possible insurance recoveries, the outcome of the issue relating to the non-payment of customs duties and value-added tax by a non-U.S. subsidiary of Brink's, Incorporated, changes in the disconnect rate and related expenses at BHS, changes in installation volume at BHS, selective increases in BHS' monitoring prices, anticipated increases in investments in new subscribers, the impact of BHS' second monitoring center on expenses and future growth and productivity, the impact of freezing the U.S. defined benefit pension plan, the utilization of U.S. tax carryforwards, cash out flows arising from the changes to the 401(k) plan, possible share repurchases, the possibility that Venezuela may be considered highly inflationary again, the possibility that Brink's Venezuela may be subject to less favorable exchange rates on dividend remittances, the creation of further valuation allowances and the reversal of valuation allowances, the realization of deferred tax assets, the anticipated effective tax rate for 2006, capital expenditures in 2006, anticipated decline in corporate expenses in 2006, the adequacy of sources of liquidity to meet the Company's near term requirements, the outcome of pending litigation, and estimates for coal-related contingent liabilities, involve forward-looking information. This forward looking information is subject to known and unknown risks, uncertainties, and contingencies that could cause actual results, performance or achievements, to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond the control of the Company, include, but are not limited to, strategic initiatives and acquisition opportunities, the Company's tax position and the tax impact of various possible uses of the remaining proceeds from the BAX Global sale, decisions by the Company's Board of Directors, the demand for capital, changes in assumptions used to determine the fair valued stock options, including the estimated forfeitures rate, term, interest rate, volatility and dividend yield, the willingness of Brink's and BHS' customers to absorb surcharges or price increases due to rising fuel costs, decisions made by Brink's customer in Asia-Pacific and related transition arrangements, if any, Brink's ability to replace lost revenue in the region, the timing of the pass-through of costs by third parties and governmental authorities relating to the disposal of the coal assets, retirement decisions by mine workers, black lung claims incidence, the number of dependents of mine workers for whom benefits are provided, actual medical and legal expenses related to benefits, increases in the Company's share of the unassigned obligations under the Health Benefit Act, the funding levels and investment performance of pension plans, changes in inflation rates (including medical inflation) and interest rates, changes in participation levels in the Company's 401(k) plan, actual retirement experience, changes in mortality and morbidity assumptions, acquisitions and dispositions made by the Company, the ability of the operations to identify losses as relating to Hurricane Katrina and positions taken by insurers, the financial condition of the insurers, the return to profitability of operations in jurisdictions where the Company has recorded valuation adjustments, Brink's ability to cost effectively match customer demand with appropriate resources, Brink's loss experience, changes in insurance costs, Brink's ability to integrate recent acquisitions, the performance of Brink's European operations (particularly in the United Kingdom) and the effect of recent restructuring efforts, the input of governmental authorities regarding the non-payment of customs duties and value-added tax, changes in the level of household moves, the willingness of BHS' customers to absorb price increases (including increases due to the higher cost of copper) and the actions of BHS' competitors, BHS' ability to maintain subscriber growth, costs associated with BHS' new facility, the ability of BHS to hire and retain high quality employees at reasonable costs in Knoxville, the willingness of police departments to respond to alarms, the willingness of BHS' customers to pay for private response personnel or other alternatives to police responses to alarms, the demand for capital by the Company and the availability of such capital, the cash, debt and tax position and growth needs of the Company, the funding of and accounting for the VEBA, the determination of taxes owed from the BAX Global sale and offsets to these taxes in addition to the Company's tax credit carryforwards, the stability of the Venezuelan economy and changes in Venezuelan policy regarding exchange rates for dividend remittances, discovery of new facts relating to civil suits, the addition of claims or changes in relief sought by adverse parties, changes in the scope or method of remediation or monitoring, the potential need to replace a component used by

BHS, the timing of any such replacement and the costs associated therewith, payments received by BHS from the third party that sold the component to BHS, the financial condition of that third party, the ability of BHS to complete new installations and respond to other service calls during the time that would be allotted to replace the component, the financial performance of the Company, costs associated with the purchase and implementation of cash processing and security equipment. Information technology costs and costs associated with ongoing contractual obligations, utilization of third-party advisors and the ability of the Company to hire and retain corporate staff, overall economic, political, social and business conditions, seasonality, foreign currency exchange rates, capital markets performance, mandatory or voluntary pension plan contributions, the impact of continuing initiatives to control costs and increase profitability, pricing and other competitive industry factors, labor relations, fuel prices, new government regulations and interpretations of existing regulations, legislative initiatives, judicial decisions, variations in costs or expenses and the ability of counterparties to perform.

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


                                                   THE BRINK'S COMPANY



May 5, 2006                                        By: /s/ Robert T. Ritter
                                                       -------------------------
                                                           Robert T. Ritter
                                                           (Vice President -
                                                       Chief Financial Officer)
                                                       (principal financial and
                                                          accounting officer)