Form 10-Q
period 2006-06-30
BRINKS CO
filed 2006-08-04
CIK 78890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q




            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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


       Registrant's telephone number, including area code: (804) 289-9600
                                                                 --------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer [X]   Accelerated Filer [ ]    Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes             No   X
    -----          -----

As of August 1, 2006, 47,317,653 shares of $1 par value common stock were outstanding.

Part I - Financial Information
------------------------------


                               THE BRINK'S COMPANY
                                and subsidiaries

                           Consolidated Balance Sheets



                                                              June 30,        December 31,
(In millions)                                                  2006               2005
------------------------------------------------------------------------------------------
                                                           (Unaudited)
                                    ASSETS

Current assets:
   Cash and cash equivalents                               $     147.9             96.2
   Marketable securities                                          75.9              -
   Accounts receivable, net                                      442.6            419.1
   Prepaid expenses and other                                     65.4             36.0
   Deferred income taxes                                          69.5            174.0
   Assets held for sale                                            -              976.5
------------------------------------------------------------------------------------------
     Total current assets                                        801.3          1,701.8

Property and equipment, net                                      916.4            867.4
Goodwill                                                         115.9            103.8
Prepaid postretirement benefits other than pensions              106.7              -
Deferred income taxes                                            135.1            196.9
Other assets                                                     193.2            167.0
------------------------------------------------------------------------------------------

     Total assets                                          $   2,268.6          3,036.9
==========================================================================================

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings                                   $      24.2             25.5
   Current maturities of long-term debt                            9.4             35.5
   Accounts payable                                              140.3            118.8
   Income taxes payable                                           53.8             14.8
   Accrued liabilities                                           402.7            439.8
   Liabilities held for sale                                       -              491.4
------------------------------------------------------------------------------------------
     Total current liabilities                                   630.4          1,125.8

Long-term debt                                                   144.9            251.9
Accrued pension costs                                            178.4            170.0
Postretirement benefits other than pensions                      212.9            304.8
Deferred revenue                                                 157.5            150.7
Deferred income taxes                                             15.9             18.8
Other liabilities                                                181.7            177.4
------------------------------------------------------------------------------------------
     Total liabilities                                         1,521.7          2,199.4

Commitments and contingent liabilities (notes 2 and 13)

Shareholders' equity:
   Common stock                                                   47.7             58.7
   Capital in excess of par value                                437.9            530.6
   Retained earnings                                             456.4            488.0
   Accumulated other comprehensive loss                         (168.1)          (184.6)
   Employee benefits trust, at market value                      (27.0)           (55.2)
------------------------------------------------------------------------------------------
     Total shareholders' equity                                  746.9            837.5
------------------------------------------------------------------------------------------

     Total liabilities and shareholders' equity            $   2,268.6          3,036.9
==========================================================================================

See accompanying notes to consolidated financial statements.

                               THE BRINK'S COMPANY
                                and subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)




                                                                   Three Months                    Six Months
                                                                  Ended June 30,                 Ended June 30,
(In millions, except per share amounts)                       2006             2005          2006            2005
-------------------------------------------------------------------------------------------------------------------
Revenues                                                  $  697.5             633.5       1,361.1         1,234.6

Expenses:
Operating expenses                                           544.4             515.9       1,059.1           996.2
Selling, general and administrative expenses                 112.5             100.9         219.1           194.2
-------------------------------------------------------------------------------------------------------------------
   Total expenses                                            656.9             616.8       1,278.2         1,190.4
Other operating income, net                                    1.3               1.6           3.1             3.1
-------------------------------------------------------------------------------------------------------------------
   Operating profit                                           41.9              18.3          86.0            47.3

Interest expense                                              (2.5)             (5.7)         (6.8)           (9.8)
Interest and other income, net                                 4.7               3.5          10.1             4.3
Minority interest                                             (3.2)             (2.7)         (7.1)           (6.3)
-------------------------------------------------------------------------------------------------------------------
   Income from continuing operations before income taxes      40.9              13.4          82.2            35.5
Provision for income taxes                                    19.7              11.2          36.8            22.8
-------------------------------------------------------------------------------------------------------------------
   Income from continuing operations                          21.2               2.2          45.4            12.7

Income from discontinued operations, net of tax                9.5              13.1         388.7            16.2
-------------------------------------------------------------------------------------------------------------------
   Net income                                             $   30.7              15.3         434.1            28.9
===================================================================================================================


Earnings per share:
   Basic:
     Continuing operations                                $   0.43              0.04          0.85            0.23
     Discontinued operations                                  0.19              0.23          7.27            0.29
     Net income                                               0.62              0.27          8.11            0.52

   Diluted:
     Continuing operations                                $   0.42              0.04          0.84            0.23
     Discontinued operations                                  0.19              0.23          7.20            0.29
     Net income                                               0.62              0.27          8.04            0.51
===================================================================================================================

Weighted-average common shares outstanding:
   Basic                                                      49.3              56.0          53.5            55.9
   Diluted                                                    49.8              56.6          54.0            56.5
===================================================================================================================

Cash dividends paid per common share                      $ 0.0625            0.0250        0.0875          0.0500
===================================================================================================================

See accompanying notes to consolidated financial statements.

                               THE BRINK'S COMPANY
                                and subsidiaries

                 Consolidated Statement of Shareholders' Equity

                         Six months ended June 30, 2006
                                   (Unaudited)




                                                        Capital                           Accumulated
                                                       in Excess              Employee       Other
                                            Common      of Par     Retained   Benefits   Comprehensive
(In millions)                                Stock       Value     Earnings     Trust        Loss       Total
--------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2005        $     58.7       530.6       488.0      (55.2)       (184.6)     837.5

Net income                                    -           -         434.1        -             -        434.1
Other comprehensive income                    -           -           -          -            16.5       16.5
Shares repurchased (see note 3):
   "Dutch Auction" self tender offer        (10.4)      (89.0)     (431.4)       -             -       (530.8)
   Other                                     (0.6)       (6.2)      (30.0)       -             -        (36.8)
Dividends                                     -           -          (4.3)       -             -         (4.3)
Employee benefits trust:
   Remeasurement                              -           5.8         -         (5.8)          -          -
   Distributions for benefit programs         -         (16.0)        -         34.0           -         18.0
Stock-based compensation                      -           9.6         -          -             -          9.6
Tax benefit of stock options exercised        -           3.1         -          -             -          3.1
--------------------------------------------------------------------------------------------------------------

Balance as of June 30, 2006            $     47.7       437.9       456.4      (27.0)       (168.1)     746.9
==============================================================================================================

See accompanying notes to consolidated financial statements

                               THE BRINK'S COMPANY
                                and subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                            Six Months
                                                                                          Ended June 30,
(In millions)                                                                         2006              2005
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                        $  434.1              28.9
Adjustments to reconcile net income to net cash provided by operating activities:
   Income from discontinued operations, net of tax                                  (388.7)            (16.2)
   Depreciation and amortization                                                      79.9              72.5
   Impairment charges from subscriber disconnects                                     23.1              19.6
   Amortization of deferred revenue                                                  (15.5)            (13.7)
   Deferred income taxes                                                             150.7              18.9
   Provision for uncollectible accounts receivable                                     4.9               0.5
   Stock-based compensation                                                            3.0               -
   Other operating, net                                                               14.9              14.0
   Postretirement benefit funding (more) less than expense:
       Pension                                                                         7.0              19.0
       Other than pension                                                           (241.0)             (4.1)
   Changes in operating assets and liabilities, net of effects of acquisitions:
       Accounts receivable                                                           (27.5)            (29.1)
       Accounts payable and accrued liabilities                                     (162.9)             (5.2)
       Deferred subscriber acquisition cost                                          (12.3)            (11.0)
       Deferred revenue from new subscribers                                          22.0              19.8
       Prepaid and other current assets                                              (19.1)            (10.0)
       Other, net                                                                      2.8              (2.0)
   Discontinued operations, net                                                       20.5              62.6
-------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                    (104.1)            164.5
-------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Capital expenditures                                                                (129.3)           (130.6)
Acquisitions                                                                         (12.4)            (51.3)
Marketable securities:
   Purchases                                                                      (1,627.6)              -
   Sales                                                                           1,542.3               0.6
Proceeds from disposal of:
   BAX Global, net of $90.3 million of cash disposed                               1,008.3               -
   Coal business                                                                       -                 5.0
Other, net                                                                             2.0               1.3
Discontinued operations, net                                                          (5.2)            (41.5)
-------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                                     778.1            (216.5)
-------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Long term debt:
   Additions                                                                          10.6              84.9
   Repayments                                                                       (155.1)            (49.0)
Short-term borrowings (repayments), net                                               (4.7)             22.7
Repurchase shares of common stock of The Brink's Company                            (563.6)              -
Dividends to:
   Shareholders of The Brink's Company                                                (4.3)             (2.7)
   Minority interest shareholders of subsidiaries                                     (8.2)             (5.2)
Proceeds from exercise of stock options                                               13.8               3.2
Excess tax benefits from exercise of stock options                                     2.5               -
Other, net                                                                            (0.2)              0.1
Discontinued operations, net                                                           5.4              (3.3)
-------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                    (703.8)             50.7
-------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                2.9              (6.3)
-------------------------------------------------------------------------------------------------------------

Cash and cash equivalents:
   Increase (decrease)                                                               (26.9)             (7.6)
   Balance at beginning of period                                                     96.2             169.0
   Amount held by BAX Global at December 31, 2005                                     78.6               -
-------------------------------------------------------------------------------------------------------------
Balance at end of period                                                          $  147.9             161.4
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

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Note 1 - Basis of presentation

The Brink's Company (along with its subsidiaries, the "Company") has two operating segments:

                       o   Brink's, Incorporated ("Brink's")
                       o   Brink's Home Security, Inc. ("BHS")

In January 2006, the Company sold BAX Global Inc. ("BAX Global"), a wholly owned freight transportation subsidiary of the Company, for approximately $1.1 billion in cash. Accordingly, BAX Global's results of operations have been reported as discontinued operations for all periods presented. BAX Global's assets and liabilities at December 31, 2005, have been classified as held for sale.

The Company also has significant liabilities associated with its former coal operations and expects to have significant ongoing expenses and cash outflows related to these operations.

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

New Accounting Standards

Adopted Standards
The Company adopted Statement of Financial Accounting Standard ("SFAS") 123(R), "Share-Based Payment," effective January 1, 2006. Prior to adopting SFAS 123(R), the Company accounted for share-based compensation using the intrinsic-value method under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," ("APB 25") as permitted by SFAS 123, "Accounting for Stock-based Compensation." Under the intrinsic-value method no share-based compensation cost was recognized as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS 123(R) eliminates the use of the intrinsic-value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the fair value of those awards. In addition, SFAS 123(R) requires additional accounting and disclosures for the income tax and cash flow effects of share-based payment arrangements.

The Company adopted SFAS 123(R) using the "modified prospective" transition method. Under the modified prospective transition method, the Company began recognizing share-based compensation costs on January 1, 2006, but did not restate prior periods. The amount of compensation cost recognized was computed based on the requirements of SFAS 123(R) for share-based awards granted in 2006, and based on the requirements of SFAS 123 for unvested awards granted prior to 2006. Under SFAS 123(R), cash flows from the tax benefit of tax deductions in excess of the compensation cost recognized are classified in the consolidated statements of cash flows as a financing activity. Under SFAS 123, these cash flows were included in operating activities and the prior-year amounts have not been reclassified. See note 6 for more information.

Accounting standards not yet adopted In July 2006, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes--an interpretation of SFAS 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS 109, "Accounting for Income Taxes." It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of fiscal year 2007. Management is currently evaluating the requirements of this interpretation and has not yet determined the impact on the consolidated financial statements.

Note 2 - Discontinued operations


                                                                Three Months              Six Months
                                                               Ended June 30,           Ended June 30,
(In millions)                                                 2006       2005          2006       2005
-------------------------------------------------------------------------------------------------------
BAX Global:
   Gain on sale                                           $    3.7        -           588.3        -
   Results of operations                                       -         14.9           7.0       21.8
Adjustments to contingent liabilities of former operations:
   Withdrawal liabilities (see note 13)                        9.9        6.1           9.9        6.1
   Reclamation liabilities (see note 13)                       0.2       (1.2)          0.3       (4.8)
   Other                                                       0.7        0.3          (0.6)       0.5
-------------------------------------------------------------------------------------------------------
Income from discontinued operations before income taxes       14.5       20.1         604.9       23.6
Income tax expense                                             5.0        7.0         216.2        7.4
-------------------------------------------------------------------------------------------------------
Income from discontinued operations                       $    9.5       13.1         388.7       16.2
=======================================================================================================


As described in note 1, on January 31, 2006, the Company sold BAX Global for approximately $1.1 billion in cash. In the six months ended June 30, 2006, the Company recorded a pretax gain of approximately $588 million ($377 million after tax) on the sale, including $3.7 million ($2.4 million after tax) in the second quarter of 2006. The Company has either retained or indemnified the purchaser for certain costs and contingencies including those for taxes and for a matter currently in litigation as discussed in note 13. The resolution of these matters is expected to take several years.

BAX Global's results of operations have been reported as discontinued operations for all periods presented. The following table shows selected financial information included in discontinued operations for the month ended January 31, 2006 and the three and six months ended June 30, 2005.

                         One Month Ended      Three Months         Six Months
                           January 31,       Ended June 30,      Ended June 30,
(In millions)                 2006                2005                2005
-------------------------------------------------------------------------------

BAX Global:
   Revenues             $    230.0               681.4              1,304.9
   Pretax income               7.0                14.9                 21.8
===============================================================================

In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," BAX Global ceased depreciating and amortizing long-lived assets after November 2005, the date that BAX Global was classified as held for sale. Had BAX Global not ceased depreciation and amortization, its pretax income in January 2006 would have been $3.7 million.

Interest expense included in discontinued operations was $0.2 million in January 2006, and $0.4 million in the second quarter of 2005 and $0.9 million in the first six months of 2005. Interest expense recorded in discontinued operations includes only interest on third-party borrowings made directly by BAX Global. The Company has not allocated other consolidated interest expense to discontinued operations.

Note 3 - Capital stock

Dutch Auction
On March 8, 2006, the Company's Board of Directors authorized a "Dutch Auction" self-tender offer to purchase up to 10,000,000 shares of the Company's common stock. Under certain circumstances up to an additional 2% of the outstanding common stock was authorized to be purchased in the tender offer. The tender offer began on March 9, 2006 and expired on April 6, 2006, and was subject to the terms and conditions described in the offering materials mailed to the Company's shareholders and filed with the SEC. On April 11, 2006, the Company purchased 10,355,263 shares in the tender offer at $51.20 per share for a total of approximately $530.2 million in cash. The Company incurred $0.6 million in costs associated with the repurchase.

Other repurchases
The Company has been authorized by the Board to make repurchases of up to $100 million of additional common stock from time to time as market conditions warrant and as covenants under existing agreements permit. The repurchase program does not require the Company to acquire any specific number of shares and may be terminated at any time. Through June 30, 2006, the Company repurchased 648,000 shares at an average $54.16 per share for a total of $35.1 million under this program. From July 1, 2006, to July 31, 2006, the Company purchased 369,300 shares at an average price of $55.19 per share for a total of $20.4 million under this program. The Company has $44.5 million remaining authority under the program as of July 31, 2006.

Note 4 - Long-term debt

The Company made scheduled payments of $18.3 million in January 2006 related to its Senior Notes. On March 31, 2006, the Company prepaid in full the outstanding $58.4 million balance of its Senior Notes and made a make-whole payment of $1.6 million. The Senior Notes were cancelled upon prepayment.

Note 5 - Marketable securities

At June 30, 2006, the Company had marketable securities of $99.2 million including $75.9 million of variable-rate demand notes issued by government agencies. The interest rates on the variable-rate demand notes adjust periodically, usually every 7 days, based on market conditions. The Company generally can redeem the notes for face value on each interest rate adjustment date. The Company accounts for the marketable securities in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." These marketable securities have been classified as available-for-sale securities and are reported at fair value. Unrealized gains and losses, if any, are recognized in other comprehensive income (loss) and realized gains and losses are recognized in earnings. Unrealized gains and losses reclassified from accumulated other comprehensive loss to earnings were not significant for the three and six months ended June 30, 2006.

The information below reconciles the cost of investments to their fair value as of June 30, 2006.



                                                               Gross            Gross
                                                            unrealized       unrealized
                                                              holding          holding       Fair
(In millions)                                    Cost          gains           losses        Value
--------------------------------------------------------------------------------------------------
June 30, 2006

Government debt securities                  $      75.9         -                 -           75.9
Equity securities                                  21.7         1.6               -           23.3
--------------------------------------------------------------------------------------------------
Marketable securities                       $      97.6         1.6               -           99.2
==================================================================================================

Included in:
Current, included in marketable securities  $      75.9         -                 -           75.9
Noncurrent, included in other assets               21.7         1.6               -           23.3
--------------------------------------------------------------------------------------------------
Marketable securities                       $      97.6         1.6               -           99.2
==================================================================================================


The contractual maturities of debt securities holdings at June 30, 2006, were:

                                                                   Fair
(In millions)                                   Cost              value
-----------------------------------------------------------------------
Due after 1 through 5 years                  $    7.6              7.6
Due after 5 through 10 years                      3.4              3.4
Due after 10 years                               64.9             64.9
-----------------------------------------------------------------------
Total                                        $   75.9             75.9
=======================================================================


Note 6 - Share-based compensation plans

In May 2005, the shareholders of the Company approved the 2005 Equity Incentive Plan (the "2005 Plan") as the successor plan to the 1988 Stock Option Plan (the "1988 Plan"). As a result, options will no longer be granted under the 1988 Plan. The 2005 Plan permits grants of options and also allows for grants of restricted stock and restricted stock units as well as performance units and other share-based awards. No share-based awards other than stock options have been granted under the 2005 Plan. The Company also has a Non-Employee Directors' Stock Option Plan (the "Directors' Plan").

Options are granted at a price not less than the average quoted market price on the date of grant. All grants in the last three years under the 2005 Plan and the 1988 Plan have a maximum term of six years and generally either vest over three years from the date of grant or vest 100% at the end of the third year. Directors' Plan options are granted with a maximum term of ten years and vest in full at the end of six months. There are 4.6 million shares underlying options that are authorized, but not yet granted. The Company uses shares from The Brink's Company Employee Benefits Trust ("Employee Benefits Trust") for stock option exercises. Although it has not expressed any intent to do so, the Company has the right to amend, suspend, or terminate the 1988 Plan or 2005 Plan at any time by action of the Company's Board of Directors.

As discussed in note 1, the Company adopted SFAS 123(R) on January 1, 2006. The effect of adopting SFAS 123(R) on the consolidated statements of operations for the three and six months ended June 30, 2006, is as follows:


                                                                  Three Months Ended         Six Months Ended
(In millions, except per share amounts)                              June 30, 2006             June 30, 2006
-------------------------------------------------------------------------------------------------------------
Selling, general and administrative expense                       $       1.5                         3.0
-------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                    (1.5)                       (3.0)
Provision for income taxes                                               (0.6)                       (1.1)
-------------------------------------------------------------------------------------------------------------
Income from continuing operations                                        (0.9)                       (1.9)
Income from discontinued operations, net of taxes of $1.8 (a)              -                         (4.8)
-------------------------------------------------------------------------------------------------------------
Net income                                                        $      (0.9)                       (6.7)
=============================================================================================================

Net income per common share:
   Basic                                                          $     (0.02)                      (0.13)
   Diluted                                                              (0.02)                      (0.12)
=============================================================================================================

(a) In conjunction with the sale of BAX Global in the first quarter of 2006, 328,247 options held by BAX Global employees were modified to become immediately vested. This modification resulted in additional pretax compensation expense of $6.6 million ($4.8 million after tax) and is included in the calculation of the gain on sale of BAX Global. The weighted-average exercise price of these options was $25.67. As of June 30, 2006, all of the accelerated options had been exercised.


The following table illustrates the pro forma effect on net income and earnings per share if the fair value based method under SFAS 123 had been applied in the 2005 periods:



                                                                  Three Months Ended         Six Months Ended
(In millions, except per share amounts)                             June 30, 2005              June 30, 2005
-------------------------------------------------------------------------------------------------------------
Net income:
   As reported                                                    $      15.3                        28.9
   Less: share-based compensation expense determined
     under fair-value method, net of related tax effects                 (0.7)                       (1.7)
-------------------------------------------------------------------------------------------------------------
     Pro forma                                                    $      14.6                        27.2
=============================================================================================================

Net income per share:
   Basic, as reported                                             $      0.27                        0.52
   Basic, pro forma                                                      0.26                        0.49
   Diluted, as reported                                           $      0.27                        0.51
   Diluted, pro forma                                                    0.26                        0.48
=============================================================================================================


The fair value of each stock option grant is estimated at the time of grant using the Black-Scholes option-pricing model. If a different option-pricing model had been used, results may have been different.

The fair value of options that vest entirely at the end of a fixed period, generally three years, is estimated using a single option approach and generally amortized on a straight-line basis over the vesting period. The fair value of options that vest ratably over three years is estimated using a multiple-option approach and generally amortized on a straight-line basis over each separate vesting period. Upon adoption of SFAS 123(R), compensation cost related to new stock option grants that vest upon a participant reaching retirement eligibility is recognized over the period from the grant date up to the retirement-eligible date. If the Company had applied this provision prior to the adoption of 123(R), compensation cost would have been $0.6 million lower in the second quarter of 2006 and $1.1 million lower in the first six months of 2006.

There were no options granted or modified in the first six months of 2005 or in the second quarter of 2006. In the first quarter of 2006, the Company recognized compensation expense related to all options held by employees of BAX Global that were modified to accelerate vesting provisions. The fair value of options granted and the fair value of options accelerated during the first quarter of 2006 were calculated using the following estimated weighted-average assumptions.


                                                                        Options               Options
                                                                        granted             accelerated
-------------------------------------------------------------------------------------------------------
Number of shares underlying options, in thousands                           10                    328
Weighted-average exercise price per share                          $     49.02                  25.67

Assumptions used to estimate fair value:
   Expected dividend yield:
     Weighted average                                                      0.4%                   0.3%
     Range                                                                 0.4%           0.2% to 0.3%
   Expected volatility:
     Weighted-average                                                     33.0%                  29.1%
     Range                                                                33.0%          25.7 to 32.1%
   Risk-free interest rate:
     Weighted-average                                                      4.7%                   4.1%
     Range                                                          4.6 to 4.7%            3.7 to 4.7%
   Expected term in years:
     Weighted-average                                                      4.0                    0.5
     Range                                                          3.0 to 5.0              0.3 - 0.7
   Forfeiture rate                                                           8%                   -

Weighted-average fair value estimates at grant date and modification date, respectively:
   In millions                                                     $       0.2                    6.6
   Fair value per share                                            $     15.27                  20.11
=======================================================================================================


The expected dividend yield was calculated by annualizing the cash dividend declared by the Company for the most recent period equal to the expected term and dividing that result by the closing stock price on the date of declaration. Dividends are not paid on options.

The expected volatility was estimated after reviewing the historical volatility of the Company's stock using daily close prices.

The risk-free interest rate was based on yields on U.S. Treasury debt at the time of the grant.

The expected term of the options was based on the Company's historical option exercise data and historical post-vesting exercise behavior.

A summary of option activity under the plans for the six months ended June 30, 2006, is presented below:





                                                                                 Weighted-Average      Aggregate
                                                               Weighted-Average     Remaining         Intrinsic
                                                Shares          Exercise Price  Contractual Term        Value
                                            (in thousands)         Per Share       (in years)       (in millions)
-----------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2005                2,339           $    28.25
Granted                                            10                49.02
Exercised                                        (573)               24.08
Forfeited or expired                              (14)               34.07
-----------------------------------------------------------------------------------------------------------------
Outstanding at June 30, 2006                    1,762           $    29.68             4.1           $   47.1
=================================================================================================================
Of the above, as of June 30, 2006:
   Exercisable                                    567           $    23.63             3.4           $   18.6
   Expected to vest in future periods (a)       1,126           $    32.37             4.4           $   27.1
=================================================================================================================

(a) The number of options expected to vest takes into account an estimate of expected forfeitures.

The intrinsic value of a stock option is the difference between the market price of the shares underlying the option and exercise price of the option. During the six months ended June 30, 2006, the aggregate intrinsic value of options exercised was $15.4 million.

As of June 30, 2006, $3.6 million of total unrecognized compensation cost related to previously granted stock options is expected to be recognized over a weighted-average period of 0.9 years.

Pursuant to the terms of the Director's Plan, the directors were automatically granted options to purchase 40,000 common shares on July 3, 2006, with an exercise price of $56.52 per share. The Company granted employees options to purchase 550,000 common shares on July 13, 2006, with an exercise price of $55.09 per share under the 2005 Plan. As mentioned previously, options are granted at a price not less than the average quoted market price on the date of grant.

Note 7 - Earnings per share

Basic and diluted weighted-average share information used to compute the Company's earnings per common share was as follows:


                                          Three Months             Six Months
                                         Ended June 30,          Ended June 30,
(In millions)                          2006         2005        2006        2005
--------------------------------------------------------------------------------

Weighted-average shares outstanding:
   Basic                               49.3         56.0        53.5        55.9
   Effect of dilutive stock options     0.5          0.6         0.5         0.6
--------------------------------------------------------------------------------
   Diluted                             49.8         56.6        54.0        56.5
================================================================================


Shares of the Company's common stock held by the Employee Benefits Trust that have not been allocated to employees under the Company's various benefit plans are excluded from earnings per share calculations since they are treated as treasury shares for the calculation of earnings per share. The Trust held 0.5 million unallocated shares at June 30, 2006, and 2.5 million unallocated shares at June 30, 2005. In July 2006, the Company's board of directors approved the issuance of 2.0 million shares to the Trust.

There  were  no  significant   antidilutive  stock  options  excluded  from  the
calculation of diluted shares in the three and six months ended June 30, 2006 and 2005.

Under Virginia law, shares of common stock purchased by the Company are treated as authorized but unissued shares instead of being held as treasury shares.

Note 8 - Segment information

The Company conducts business in two operating segments: Brink's and BHS. These reportable segments are identified by the Company based on how resources are allocated and operating decisions are made. Management evaluates performance and allocates resources based on operating profit or loss, excluding corporate allocations.

Brink's offers services globally including armored car transportation, automated teller machine ("ATM") replenishment and servicing, currency and deposit processing, including its "Cash Logistics" operations, coin sorting and wrapping, arranging the secure air transportation of valuables ("Global Services"), the deploying and servicing of safes and safe control devices, including its patented CompuSafe(R) service, and transporting, sorting, and destroying sensitive information ("Secure Data Solutions"). Brink's operates in approximately 50 countries.

BHS offers monitored security services in North America primarily for owner-occupied, single-family residences. To a lesser extent, BHS offers security services for commercial properties. BHS typically installs and owns the on-site security systems, and charges fees to monitor and service the systems.

                                      Three Months                Six Months
                                     Ended June 30,             Ended June 30,
(In millions)                      2006         2005          2006         2005
--------------------------------------------------------------------------------

Revenues:
   Brink's                     $  587.8        536.7        1,146.7     1,045.9
   BHS                            109.7         96.8          214.4       188.7
--------------------------------------------------------------------------------
     Revenues                  $  697.5        633.5        1,361.1     1,234.6
================================================================================

Operating profit:
   Brink's                     $   33.8         15.1           73.4        45.4
   BHS                             24.5         23.3           47.9        45.8
--------------------------------------------------------------------------------
     Business segments             58.3         38.4          121.3        91.2
   Former operations               (6.2)       (10.9)         (13.1)      (24.1)
   Corporate                      (10.2)        (9.2)         (22.2)      (19.8)
--------------------------------------------------------------------------------
     Operating profit          $   41.9         18.3           86.0        47.3
================================================================================


Note 9 - Pension and other postretirement benefits

Pension

The Company has various defined benefit plans for eligible employees.

Effective January 1, 2006, the Company froze benefit levels for its U.S. defined benefit pension plans. As a result, participants in The Brink's Company Pension Retirement Plan and The Brink's Company Pension Equalization Plan ceased to earn additional benefits. However, participants who had earned benefits through December 31, 2005, but had not met requirements for vesting will continue to accrue vesting service in accordance with terms of the plans. In addition, on January 1, 2006, the Company increased the matching contribution under The Brink's Company 401(k) plan from 75% to 125% of the first 5% of compensation saved.

With the sale of BAX Global, the Company has retained the obligations and assets related to the participation of BAX Global's employees in the Company's U.S. pension plans. Pension obligations and assets of BAX Global's non-U.S. subsidiaries have been assumed by the purchaser. Pension expenses for BAX Global employees for 2005 and January 2006 have been included in discontinued operations. After January 31, 2006, the date of sale, pension expense related to participation by BAX Global employees in U.S. pension plans has been included in continuing operations within costs of former operations.

The net pension cost for the Company's U.S. and non-U.S. pension plans was as follows:



                                                       U.S. Plans           Non-U.S. Plans          Total
---------------------------------------------------------------------------------------------------------------
(In millions)                                      2006         2005       2006       2005      2006      2005
---------------------------------------------------------------------------------------------------------------
Three months ended June 30,
Service cost                                   $    -            7.1        2.2        2.6       2.2       9.7
Interest cost on projected benefit obligation      10.5         11.0        2.3        2.7      12.8      13.7
Return on assets - expected                       (12.6)       (12.5)      (2.1)      (2.6)    (14.7)    (15.1)
Other amortization, net                             4.4          5.9        1.0        0.8       5.4       6.7
---------------------------------------------------------------------------------------------------------------
Net pension cost                               $    2.3         11.5        3.4        3.5       5.7      15.0
===============================================================================================================
Included in:
   Continuing operations                       $    2.3          8.5        3.4        2.4       5.7      10.9
   Discontinued operations                          -            3.0        -          1.1       -         4.1
---------------------------------------------------------------------------------------------------------------
Net pension cost                               $    2.3         11.5        3.4        3.5       5.7      15.0
===============================================================================================================


Six months ended June 30,
Service cost                                   $    -           14.1        4.6        5.1       4.6      19.2
Interest cost on projected benefit obligation      20.8         21.8        4.6        5.4      25.4      27.2
Return on assets - expected                       (25.2)       (25.0)      (4.4)      (5.0)    (29.6)    (30.0)
Other amortization, net                             8.3         11.2        2.1        1.7      10.4      12.9
---------------------------------------------------------------------------------------------------------------
Net pension cost                               $    3.9         22.1        6.9        7.2      10.8      29.3
===============================================================================================================
Included in:
   Continuing operations                       $    3.7         16.3        6.5        4.9      10.2      21.2
   Discontinued operations                          0.2          5.8        0.4        2.3       0.6       8.1
---------------------------------------------------------------------------------------------------------------
Net pension cost                               $    3.9         22.1        6.9        7.2      10.8      29.3
===============================================================================================================


Based on December 31, 2005, assumptions and funding regulations, the Company is not required to make a contribution to the primary U.S. plan in 2006. No decision has been made as to whether or not a voluntary contribution will be made to the primary U.S. pension plan during 2006. The Company made contributions to its non-U.S. pension plans of $1.9 million in the second quarter of 2006 and $3.0 million in the first six months of 2006. The Company expects to contribute approximately $5.8 million in total to its non-U.S. pension plans in 2006.

Other postretirement benefits

Company-Sponsored Plans
The Company provides certain postretirement benefits (the "Company-sponsored plans") for eligible active and retired employees in the U.S. and Canada of the Company's current and former businesses, including eligible participants of former coal operations (the "coal-related" plans). The U.S. postretirement obligations related to BAX Global were assumed by the purchaser in January 2006. BAX Global's postretirement expenses prior to February 2006 have been included in discontinued operations. The components of net periodic postretirement costs related to Company-sponsored plans were as follows:



                                         Coal-related plans             Other plans                 Total
---------------------------------------------------------------------------------------------------------------
(In millions)                            2006         2005           2006         2005        2006        2005
---------------------------------------------------------------------------------------------------------------
Three months ended June 30,
Service cost                         $    -            -              0.1          0.2         0.1         0.2
Interest cost on accumulated
   postretirement benefit
   obligations ("APBO")                   7.8          8.4            0.2          0.4         8.0         8.8
Return on assets - expected              (8.6)        (3.8)           -            -          (8.6)       (3.8)
Amortization of losses                    3.6          3.8            -            0.1         3.6         3.9
---------------------------------------------------------------------------------------------------------------
Net postretirement benefit costs     $    2.8          8.4            0.3          0.7         3.1         9.1
===============================================================================================================
Included in:
   Continuing operations             $    2.8          8.4            0.3          0.3         3.1         8.7
   Discontinued operations                -            -              -            0.4         -           0.4
---------------------------------------------------------------------------------------------------------------
Net postretirement benefit costs     $    2.8          8.4            0.3          0.7         3.1         9.1
===============================================================================================================


Six months ended June 30,
Service cost                         $    -            -              0.2          0.5         0.2         0.5
Interest cost on accumulated
   postretirement benefit
   obligations ("APBO")                  16.2         17.0            0.5          0.8        16.7        17.8
Return on assets - expected             (17.2)        (7.5)           -            -         (17.2)       (7.5)
Amortization of losses                    8.0          8.2            -            0.2         8.0         8.4
---------------------------------------------------------------------------------------------------------------
Net postretirement benefit costs     $    7.0         17.7            0.7          1.5         7.7        19.2
===============================================================================================================
Included in:
   Continuing operations             $    7.0         17.7            0.6          0.7         7.6        18.4
   Discontinued operations                -            -              0.1          0.8         0.1         0.8
---------------------------------------------------------------------------------------------------------------
Net postretirement benefit costs     $    7.0         17.7            0.7          1.5         7.7        19.2
===============================================================================================================


In January 2006, the Company contributed $225 million to the Voluntary Employees' Beneficiary Association trust ("VEBA") upon the completion of the sale of BAX Global. This VEBA has been restricted to pay benefits associated with coal-related plans. The balance of the VEBA is now in excess of the liability previously recorded under GAAP. The excess, amounting to $106.7 million as of June 30, 2006, is recorded as a noncurrent asset - prepaid postretirement benefits other than pensions.

Pneumoconiosis (Black Lung) Benefits
The Company is self-insured with respect to black lung benefits. The components of net periodic postretirement benefit costs related to black lung benefits were as follows:

                                           Three Months            Six Months
                                          Ended June 30,         Ended June 30,
(In millions)                           2006         2005       2006       2005
-------------------------------------------------------------------------------

Interest cost on APBO               $    0.6          0.7        1.3        1.5
Amortization of losses                   0.3          0.3        0.6        0.7
-------------------------------------------------------------------------------
Net periodic postretirement costs   $    0.9          1.0        1.9        2.2
===============================================================================


Note 10 - Supplemental cash flow information

                                                                 Six Months
                                                               Ended June 30,
(In millions)                                                 2006        2005
-------------------------------------------------------------------------------

Cash paid for:
   Interest                                              $   8.5           14.0
   Income taxes, net of refunds                             64.5           32.2
===============================================================================

Other noncash financing activities - settlement of
   employee benefits with Company common shares (a)      $   4.1           12.8
===============================================================================

(a) Beginning on January 1, 2006, the Company made matching contributions related to its 401(k) plan in cash rather than shares of Company's common stock. For the six months ended June 30, 2005, the Company made matching stock contributions of $5.7 million to its 401(k) plans. The Company paid $8.0 million in cash contributions during the six months ended June 30, 2006, for matching contributions.


Note 11 - Comprehensive income (loss)



                                                    Three Months            Six Months
                                                   Ended June 30,          Ended June 30,
(In millions)                                     2006        2005        2006        2005
--------------------------------------------------------------------------------------------
Net income                                    $   30.7        15.3       434.1         28.9
Other comprehensive income (loss), net of
    divestitures, reclasses and taxes:
     Minimum pension liability                     -           -          11.1          -
     Foreign currency translation adjustments      9.5       (13.4)        5.1        (30.9)
     Marketable securities                         0.3        (0.1)        0.3          -
--------------------------------------------------------------------------------------------
Comprehensive income (loss)                   $   40.5         1.8       450.6         (2.0)
============================================================================================

Note 12 - Income taxes

The effective income tax rate on continuing operations in the first six months of 2006 was higher than the 35% U.S. statutory tax rate primarily due to $5.9 million of state tax expense and a net increase in the valuation allowance. The Company establishes or reverses valuation allowances for non-U.S. deferred tax assets depending on all available information including historical and expected future operating performance of its subsidiaries. During the second quarter of 2006, the Company established a $2.2 million valuation allowance for deferred tax assets related to the Brink's Australia operations. Pretax losses in other non-U.S. jurisdictions where the Company had previously concluded that valuation allowances were necessary also increased the effective income tax rate since no tax benefits for these losses were recognized.

The effective income tax rate on continuing operations in the second quarter and first half of 2005 was higher than the 35% U.S. statutory tax rate primarily due to the establishment of valuation allowances for deferred tax assets related to certain Brink's European operations and state taxes.

Note 13 - Contingencies

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

Health Benefit Act

The Company is obligated to pay premiums to the United Mine Workers of America ("UMWA") Combined Benefit Fund, as described in the Company's 2005 Annual Report on Form 10-K. At June 30, 2006, the Company had $172.3 million recorded for the obligation, reflecting the recorded liability at December 31, 2005, less payments made in 2006 and $1.1 million of expense recorded in the first six months of 2006 to reflect a slight increase in the number of beneficiaries.

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

Withdrawal liabilities

The Company settled its withdrawal liabilities with two coal industry multi-employer pension plans and made final payments to the plans of $20.4 million in July 2006. A pretax benefit of $9.9 million related to this settlement was recorded within discontinued operations during the second quarter of 2006.

Other loss contingencies

The Company recorded expense of $4.8 million in the first six months of 2005 to reflect an increase in the estimated cost of reclamation at its former coal mines. The estimate of the cost of reclamation may change in the future. The Company also has other contingent liabilities, primarily related to former operations, including those for expected settlement of coal-related workers' compensation claims.

Gain contingency - insurance claims

The Company expects to file insurance claims of $7.5 million to $9.0 million related to property damage and business interruption insurance coverage for losses sustained from Hurricane Katrina for Brink's and BHS. As of June 30, 2006, the Company has recorded a receivable of $1.8 million for claims to be filed, which equals the amount of hurricane-related property losses recognized to date. Because the Company's property damage insurance coverage provides for replacement value, the Company expects to record proceeds in excess of realized losses when the claims are ultimately settled. Payment for lost revenues under business interruption coverage will be recognized as operating income when the claims are settled.

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

OPERATIONS
================================================================================

The Brink's Company (along with its subsidiaries, the "Company") has two operating segments:

o  Brink's, Incorporated ("Brink's")      Brink's   offers   services   globally
                                          including armored  car transportation,
                                          automated   teller   machine   ("ATM")
                                          replenishment and servicing,  currency
                                          and deposit processing, including  its
                                          "Cash    Logistics"  operations,  coin
                                          sorting  and  wrapping,  arranging the
                                          secure air transportation of valuables
                                          ("Global   Services"),  deploying  and
                                          servicing  of  safes and  safe control
                                          devices,   including    its   patented
                                          CompuSafe(R)        service,       and
                                          transporting, sorting, and  destroying
                                          sensitive  information  ("Secure  Data
                                          Solutions").

o  Brink's Home Security, Inc. ("BHS")    BHS offers monitored security services
                                          in   North   America   primarily   for
                                          owner-occupied,          single-family
                                          residences. To  a  lesser extent,  BHS
                                          offers    security     services    for
                                          commercial  properties. BHS  typically
        `                                 installs  and  owns  the  on-site home
                                          security systems and charges  fees  to
                                          monitor  and  service   the   systems.

On January 31, 2006, the Company sold BAX Global Inc. ("BAX Global"), a wholly owned freight transportation subsidiary, for approximately $1.1 billion in cash and has recorded a pretax gain of approximately $588 million. The Company initially retained ownership of Air Transport International, LLC ("ATI"), BAX Global's former airline subsidiary, pending receipt of required regulatory approvals. Regulatory approval was obtained and ATI was sold for nominal consideration plus the assumption of certain liabilities on February 28, 2006.

The Company used the after-tax proceeds as follows:

   o On January 31, 2006, the Company contributed $225 million to a Voluntary Employees' Beneficiary Association trust ("VEBA") designated to pay retiree medical obligations to former coal operations employees;

   o On March 31, 2006, the Company paid $60 million to settle outstanding Senior Notes including a make-whole payment of $1.6 million;

   o During  the   first  half  of  2006,  the  Company  reduced  other  debt by approximately $73 million;

   o On April 11, 2006, the Company repurchased approximately 10.4 million shares of the Company's common stock at $51.20 per share for approximately $530 million.

   o Through July 31, 2006, the Company repurchased approximately 1.0 million additional shares of the Company's common stock at an average $54.53 per share in open-market transactions for $55.5 million.

   o In June 2006, the Company paid $32 million of its estimated $59 million 2006 U.S. income tax liability. The Company has not owed U.S. income taxes in the past several years primarily due to deductions generated by retiree benefit payments related to the former coal operations. The Company expects to recognize a large gain on its 2006 U.S. income tax return as a result of the sale of BAX Global.

   o In July  2006,  the  Company  paid $20.4  million   to  settle  obligations
     related to the withdrawal from two multi-employer pension plans.

In the future, the Company currently expects to:

   o Pay additional U.S. income taxes related to the sale of BAX Global

   o Repurchase additional common stock

   o Support future growth and other activities of the Company

BAX Global's results of operations have been reported within discontinued operations for all periods reported. The Company has either retained or indemnified the purchaser for certain liabilities and contingencies.

The Company has significant obligations associated with its former coal operations and expects to have significant ongoing expenses and cash outflows related to these obligations. The Company has funded a significant portion of the postretirement medical benefit obligation related to its former coal operations through its VEBA. The value of the VEBA's assets at June 30, 2006, was approximately $418 million, including the previously mentioned January 31, 2006, contribution of $225 million.

RESULTS OF OPERATIONS
================================================================================

Overview

                                         Three Months              Six Months
                                        Ended June 30,           Ended June 30,
(In millions)                          2006       2005          2006       2005
--------------------------------------------------------------------------------

Income from:
   Continuing operations        $      21.2        2.2          45.4        12.7
   Discontinued operations              9.5       13.1         388.7        16.2
--------------------------------------------------------------------------------
     Net income                 $      30.7       15.3         434.1        28.9
================================================================================


The income items in the above table are reported after tax.

Income from continuing operations improved in the second quarter and first half of 2006 compared to the same periods in 2005 primarily due to higher operating profit for Brink's and a lower effective income tax rate in 2006. Brink's operating profit was higher in the 2006 periods in North America and International operations. The lower effective income tax rate in 2006 resulted from lower tax expense associated with changes in judgments about valuation allowances for deferred tax assets. BHS's operating profit continued to improve in the 2006 periods over 2005 primarily due to subscriber growth.

Former operations expense and interest expense were lower in the second quarter and first half of 2006 compared to the prior year periods. Former operations expense was lower as a result of the contribution made in the first quarter of 2006 to the VEBA with proceeds from the sale of BAX Global. Interest expense decreased in the 2006 periods as a result of lower debt levels.

Corporate expense and, to a lesser extent, operating profit at Brink's and BHS each include charges for stock-based compensation in the 2006 periods as a result of adopting SFAS 123(R) on January 1, 2006. No charges for stock options were recorded in 2005.

Income from discontinued operations in the second quarter of 2006 includes a $9.9 million pretax benefit on the settlement of withdrawal liabilities related to two coal industry multi-employer pension plans. It also includes a $3.7 million favorable adjustment to the pretax gain on the sale of BAX Global as a result of subsequent adjustments to the purchase price. Including the adjustments to the purchase price recorded in the second quarter of 2006, income from discontinued operations in the first half of 2006 included a $588.3 million pretax gain on the sale of BAX Global.

Consolidated Review




                                                       Three Months                             Six Months
                                                      Ended June 30,           %              Ended June 30,         %
(In millions)                                       2006          2005      change           2006       2005      change
-------------------------------------------------------------------------------------------------------------------------
Revenues:
   Brink's                                       $  587.8         536.7       10          $ 1,146.7    1,045.9      10
   BHS                                              109.7          96.8       13              214.4      188.7      14
-------------------------------------------------------------------------------------------------------------------------
     Revenues                                    $  697.5         633.5       10          $ 1,361.1    1,234.6      10
=========================================================================================================================

Operating profit:
   Brink's                                       $   33.8          15.1      124          $    73.4       45.4      62
   BHS                                               24.5          23.3        5               47.9       45.8       5
-------------------------------------------------------------------------------------------------------------------------
     Business segments                               58.3          38.4       52              121.3       91.2      33
   Former operations                                 (6.2)        (10.9)     (43)             (13.1)     (24.1)    (46)
   Corporate                                        (10.2)         (9.2)      11              (22.2)     (19.8)     12
-------------------------------------------------------------------------------------------------------------------------
     Operating profit                                41.9          18.3      129               86.0       47.3      82

Interest expense                                     (2.5)         (5.7)     (56)              (6.8)      (9.8)    (31)
Interest and other income, net                        4.7           3.5       34               10.1        4.3     135
Minority interest                                    (3.2)         (2.7)      19               (7.1)      (6.3)     13
-------------------------------------------------------------------------------------------------------------------------
   Income from continuing operations
    before income taxes                              40.9          13.4      200+              82.2       35.5     132
Provision for income taxes                           19.7          11.2       76               36.8       22.8      61
-------------------------------------------------------------------------------------------------------------------------
   Income from continuing operations                 21.2           2.2      200+              45.4       12.7     200+
Income from discontinued operations, net of tax       9.5          13.1      (27)             388.7       16.2     200+
-------------------------------------------------------------------------------------------------------------------------
   Net income                                    $   30.7          15.3      101          $   434.1       28.9     200+
=========================================================================================================================


Revenues

Brink's revenues in both quarters of 2006 increased over the prior-year periods primarily due to growth in existing operations. Brink's revenues were also bolstered in the first quarter of 2006 by acquisitions made in Europe during the second quarter of 2005. BHS' revenues grew year-over-year primarily as a result of the larger subscriber base.

Operating Profit

The Company's operating profit in the second quarter and first half of 2006 improved over 2005 primarily as a result of better performance by Brink's and lower former operations expense.

Brink's  regional  operating  profit in the 2006  periods  compared  to 2005 was higher in North America, Europe and South America, but was lower in Asia-Pacific. North America's operating profit improved on lower employee benefit costs, partially due to freezing the U.S. pension plan, as described more fully below. Brink's favorable operating profit comparisons in Europe partially stemmed from restructuring charges taken last year, principally in the second quarter. The prior-year charges were associated with scaling back operations in Belgium and the Netherlands to reflect reductions in business volume levels. Operating profit in South America improved from the prior-year periods as a result of strong growth in business volumes. Operating profit in the Asia-Pacific region included $3.4 million of restructuring charges taken in the second quarter of 2006 associated with scaling back operations in Australia after the loss of a locally significant customer. Approximately $1.5 million of additional charges are expected to be recorded in the third quarter of 2006 as leased facilities are vacated. Brink's operations around the world benefited from lower safety and security expenses in the 2006 periods.

BHS' operating profit improved in the 2006 periods due to incremental revenues and cost efficiencies generated from the larger subscriber base, partially offset by higher costs for a new monitoring facility in Tennessee.

Expenses related to former operations were $4.7 million lower in the second quarter of 2006 compared to the same period last year ($11.0 million lower in the first half of 2006) primarily due to lower postretirement medical expenses, which benefited from projected earnings on the $225 million contribution to the VEBA on January 31, 2006.

The following items also had an impact on the comparability of operating profit for the second quarter and the first half of 2006 compared to 2005.

   o As mentioned in note 9 to the consolidated financial statements, the Company froze pension benefit levels for its U.S. defined benefit pension plans effective January 1, 2006, and concurrently enhanced benefits for its U.S. defined contribution plan participants. The Company's net expense was $3.6 million lower in the second quarter of 2006 ($8.5 million in the first half of 2006) compared to 2005 as a result of these changes. These changes will continue to impact year-over-year comparisons for the balance of the year.

   o On January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method and recognized share-based compensation expense in continuing operations before income taxes of $1.5 million ($0.02 per diluted share after tax) in the second quarter of 2006 and $3.0 million ($0.03 per diluted share after tax) in the first half of 2006. Share-based compensation expenses were $0.5 million at Brink's, $0.2 million at BHS and $0.8 million at Corporate in the second quarter of 2006 and $0.9 million at Brink's, $0.5 million at BHS and $1.6 million at Corporate in the first half of 2006. The Company expects share-based compensation expense in continuing operations before income taxes for 2006 to be approximately $11 million including approximately $6 million expected in the third quarter of 2006. Under the modified prospective transition method, prior periods were not restated. See notes 1 and 6 to the consolidated financial statements for further information regarding the adoption of SFAS 123(R).

Supplemental Consolidated Revenue Analysis

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



                                           Three Months      % change        Six Months         % change
(In millions)                             Ended June 30,     from 2005     Ended June 30,       from 2005
---------------------------------------------------------------------------------------------------------
2005 revenues:
   Brink's                              $      536.7            N/A         $ 1,045.9              N/A
   BHS                                          96.8            N/A             188.7              N/A
---------------------------------------------------------------------------------------------------------
                                        $      633.5            N/A         $ 1,234.6              N/A
=========================================================================================================

Effects on revenue of acquisitions
   and dispositions, net:
   Brink's                              $        6.0              1         $    27.5                3
   BHS                                           -                -               -                  -
---------------------------------------------------------------------------------------------------------
                                        $        6.0              1         $    27.5                2
=========================================================================================================

Effects on revenue of changes in
   currency exchange rates:
   Brink's                              $        5.2              1         $   (11.4)              (1)
   BHS                                           0.1              -               0.2                -
---------------------------------------------------------------------------------------------------------
                                        $        5.3              1         $   (11.2)              (1)
=========================================================================================================

Organic Revenue Growth:
   Brink's                              $       39.9              7         $    84.7                8
   BHS                                          12.8             13              25.5               14
---------------------------------------------------------------------------------------------------------
                                        $       52.7              8         $   110.2                9
=========================================================================================================

2006 revenues:
   Brink's                              $      587.8             10         $ 1,146.7               10
   BHS                                         109.7             13             214.4               14
---------------------------------------------------------------------------------------------------------
                                        $      697.5             10         $ 1,361.1               10
=========================================================================================================


The supplemental Organic Revenue Growth information presented above is non-GAAP financial information that management uses to evaluate results of existing operations without the effects of acquisitions, dispositions and currency exchange rates. The Company believes that this information may help investors to evaluate the performance of the Company's operations. The limitation of this measure is that the effects of acquisitions, dispositions and changes in values of foreign currencies cannot be completely separated from changes in prices and volume of a unit's base business. This supplemental non-GAAP information does not affect net income or any other reported amounts. This supplemental non-GAAP information should be viewed in conjunction with the Company's consolidated statements of operations.

Revenue growth rates for operations outside the U.S. include the effect of changes in currency exchange rates. On occasion in this report, the change in revenue versus the prior year has been disclosed using constant currency exchange rates in order to provide information about growth rates without the impact of changing foreign currency exchange rates. Growth at constant-currency exchange rates equates to growth as measured in local currency. This measurement of growth using constant-currency exchange rates is higher than growth computed using actual currency exchange rates when the U.S. dollar is strengthening and lower when the U.S. dollar is weakening. Changes in currency exchange rates did not materially affect period-to-period comparisons of segment operating profit for the periods presented herein. Relative to the Canadian dollar, the U.S. dollar weakened in the first six months of 2006 compared to the same period in 2005. Relative to most European currencies relevant to the Company, the U.S. dollar strengthened in the first six months of 2006 compared to the same period in 2005, and was relatively unchanged in the second quarter versus the prior-year period. The U.S. dollar also weakened relative to most South American currencies, except for Venezuela's, in the second quarter and first six months of 2006 versus the same periods last year. The U.S. dollar strengthened relative to most Asia-Pacific currencies, except Hong-Kong, in the second quarter and first six months of 2006 versus the same periods last year.

Brink's, Incorporated


                                           Three Months                          Six Months
                                          Ended June 30,         %              Ended June 30,        %
(In millions)                            2006        2005     change           2006       2005     change
----------------------------------------------------------------------------------------------------------
Revenues:
   North America (a)              $     205.5       192.2        7         $   406.8       378.2       8
   International                        382.3       344.5       11             739.9       667.7      11
----------------------------------------------------------------------------------------------------------
                                  $     587.8       536.7       10         $ 1,146.7     1,045.9      10
==========================================================================================================

Operating profit:
   North America (a)              $      16.6         9.4       77         $    35.0        22.1      58
   International                         17.2         5.7      200+             38.4        23.3      65
----------------------------------------------------------------------------------------------------------
                                  $      33.8        15.1      124         $    73.4        45.4      62
==========================================================================================================

Cash flow information:
   Depreciation and amortization  $      24.1        22.9        5         $    47.3        44.1       7
   Capital expenditures                  26.9        18.0       49              46.8        49.4      (5)
==========================================================================================================

(a) U.S. and Canada.

Overview

Revenues at Brink's were higher in the second quarter of 2006 and first half of 2006 compared to the prior-year periods primarily as a result of the effects of core business growth. Operating profit in the second quarter and first half of 2006 was higher than the same periods in 2005 largely as a result of strong performance in North America and South America, lower employee benefit expenses in the U.S. and lower global safety and security expenses. Operating profit in Europe exceeded the prior-year periods, which included significant restructuring charges.

Brink's fuel costs increased significantly during 2006 due to market conditions, however, operating profit has not been significantly affected as fuel surcharges to customers have recovered the majority of these cost increases. Brink's believes fuel cost may continue to increase during the second half of 2006 depending on the market for fuel. Brink's ability to recover further increases in fuel costs through fuel surcharges could affect future operating profit levels.

The Company expects Brink's to generate operating profit margins approaching 7% in 2006.

North America

Revenues increased to $205.5 million in the second quarter of 2006 compared to $192.2 million from the same period last year, an increase of 7% (5% on a constant currency basis). Revenues in the first half of 2006 increased to $406.8 million from $378.2 million in the first half of 2005, an increase of 8% (6% on a constant currency basis). North America revenues increased in the second quarter and first half of 2006 compared to the same periods in 2005 with improvements in the armored transportation line of business, Global Services and Cash Logistics, each as a result of higher volumes. Operating profit in the second quarter and first half of 2006 improved compared to the same periods last year partially as a result of the higher revenues, but primarily as a result of lower expenses related to pensions, other employee benefits, and safety and security costs. In addition, operating profit in the second quarter of 2005 was reduced by $1.7 million related to an adjustment to record lease expense on a straight-line basis for certain leases with fixed rent escalation clauses.

Compared to prior-year periods, pension expense was $4.3 million lower in the second quarter of 2006 and $8.7 lower in the first half of 2006 as a result of the Company's decision to freeze U.S. defined benefit pension plan benefits at December 31, 2005. This decrease was partially offset by a $1.4 million increase in the expense associated with the U.S. defined contribution plans in the second quarter of 2006 and $2.5 million in the first half of 2006 as these benefits were enhanced. Net expenses at Brink's are expected to be between $12 million and $13 million lower for the full year of 2006 compared to 2005.

International

Revenues increased in the second quarter and first half of 2006 over the prior-year periods in all international regions. Higher revenues in South America and Asia-Pacific were primarily due to organic revenue growth. Higher revenues in Europe in the first half of 2006 were primarily the result of acquisitions. International operating profit in the second quarter and first half of 2006 was higher than the 2005 periods primarily due to the effects of strong volumes in South America, globally lower safety and security costs and lower restructuring charges.

Europe. Revenues increased to $255.4 million in the second quarter of 2006 compared to $243.5 million from the same period last year, an increase of 5% (5% on a constant currency basis). Revenues in the first half of 2006 increased to $493.9 million from $467.4 million in the first half of 2006, an increase of 6% (11% on a constant currency basis). Revenues in the first half of 2006 were higher primarily as a result of reporting revenues of newly acquired companies beginning at the date the businesses were acquired. Brink's acquired operations in Luxembourg, Scotland and Ireland in the first quarter of 2005, and Poland, Hungary, and the Czech Republic in the second quarter of 2005. These acquisitions increased revenues by $24.8 million in the first half of 2006 compared to the same period last year but did not have a significant impact on operating profit.

Operating profit was higher in the second quarter and first half of 2006 compared to prior-year periods primarily due to restructuring charges recorded in the second quarter of 2005. Most of these charges related to the Company's Belgian operations. Such charges have not been needed in Europe in 2006 and the actions leading to such charges in 2005 have improved operational performance.

South America. Revenues increased to $107.3 million in the second quarter of 2006 from $83.0 million in the second quarter of 2005, an increase of 29% (26% on a constant currency basis). Revenues in the first half of 2006 increased to $208.0 million from $165.1 million in the first half of 2005, a 26% increase (22% on a constant currency basis). Revenues increased primarily due to higher volumes across the region. Operating profit in the second quarter and first half of 2006 was more than double that of the same periods for 2005 primarily due to the above-mentioned volume increases, particularly in Venezuela, Colombia and Chile, and pricing improvement and volume increases in Brazil.

The Company expects operating profit margins in South America in the second half to moderate as a result of increased costs.

Asia-Pacific. Revenues increased to $19.6 million in the second quarter of 2006 from $18.0 million in the second quarter of 2005, an increase of 9% (11% on a constant currency basis). Revenues in the first six months of 2006 increased to $38.0 million from $35.2 million in the first six months of 2005, an increase of 8% (11% on a constant currency basis). Revenues increased primarily due to stronger performance of the Global Service operations in Hong Kong and Japan.

During the second quarter of 2006, the Company's Australian operation lost its largest customer. The Company began to restructure the operation and recorded charges of $3.4 million in the second quarter. The charges principally related to paying or accruing for severance payments to employees no longer needed as a result of the lower business levels. The Company expects to vacate certain leased branches in the third quarter as the restructuring process is completed. As a result, approximately $1.5 million of additional restructuring charges are expected in the second half of 2006.

Excluding the restructuring charges recorded in the second quarter of 2006, Asia-Pacific operating profit in the second quarter and first half of 2006 was about the same as 2005, reflecting improved performance, offset by higher regional expenses.

Brink's Home Security


                                               Three Months                         Six Months
                                              Ended June 30,        %              Ended June 30,         %
(In millions)                                2006       2005     change           2006       2005      change
--------------------------------------------------------------------------------------------------------------
Revenues                              $     109.7       96.8       13          $  214.4      188.7       14
Operating profit:
   Recurring services (a)             $      45.8       43.7        5          $   89.4       85.2        5
   Investment in new subscribers (b)        (21.3)     (20.4)       4             (41.5)     (39.4)       5
--------------------------------------------------------------------------------------------------------------
                                      $      24.5       23.3        5          $   47.9       45.8        5
==============================================================================================================

Monthly recurring revenues (c)                                                 $   31.2       27.7       13
==============================================================================================================

Cash flow information:
   Depreciation and amortization (d)  $      16.6       14.3       16          $   32.4       28.2       15
   Impairment charges from
     subscriber disconnects                  12.4       10.8       15              23.1       19.6       18
   Amortization of deferred revenue (e)      (8.2)      (7.2)      14             (15.5)     (13.7)      13
   Deferral of subscriber acquisition
     costs (current year payments)           (6.2)      (6.0)       3             (12.3)     (11.0)      12
   Deferral of revenue from new
     subscribers (current year receipts)     11.0       10.2        8              22.0       19.8       11
   Capital expenditures (f)                 (40.2)     (37.8)       6             (82.3)     (81.0)       2
==============================================================================================================

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

(f) Capital expenditures in the second quarter of 2006 include $0.2 million for the development of the Knoxville facility ($5.5 million in the first six months of 2006). Capital expenditures in the first quarter of 2005 included $10.2 million for the purchase of BHS's headquarters in Irving, Texas. The facility was formerly leased.


Revenues

The increase in BHS' revenues in the second quarter and first half of 2006 over the comparable 2005 periods was primarily due to a larger subscriber base and slightly higher average monitoring rates. These factors also contributed to a 13% increase in monthly recurring revenues measured in June 2006 as compared to June 2005. The Company intends to selectively raise monitoring prices in the future.

Operating profit

Operating profit increased $1.2 million for the second quarter of 2006 and $2.1 million in the first half of 2006 compared to the same periods in 2005 as higher profit from recurring services was partially offset by increased investment in new subscribers. Higher profit from recurring services in the first half of 2006 was primarily due to increased revenues and cost efficiencies generated from the larger subscriber base partially offset by incremental operating costs for the new Knoxville facility and loss of revenue from subscribers who disconnected as a result of Hurricane Katrina. Higher investment in new subscribers was primarily due to slightly higher unit expenses, which included fuel and copper costs, partially offset by selective price increases.

BHS continues to increase its presence in commercial alarm installation and monitoring and increase the volume of its installation business in new homes through its expanding relationships with major home builders. As a result, the cost of investment in new subscribers may continue to grow faster than installations as BHS develops the resources needed to achieve its business objectives.

The construction of a second monitoring center in Knoxville, Tennessee, is complete and the facility began operations on February 28, 2006. Operating the new facility has resulted in additional administrative expense. The Knoxville center provides additional service capacity for the existing subscriber base, increased capacity to sustain BHS' continued growth and enhanced security and disaster recovery capabilities. These initiatives are expected to have a positive impact on future growth and productivity.

Rising fuel costs and copper prices during 2006 have not significantly affected operating profit primarily because a large portion of these costs are capitalized as part of the cost of installing new monitoring sites. If fuel and copper costs remain high, and BHS is not able to increase prices, margins in the future could be affected.

Subscriber activity


                                      Three Months                 Six Months
                                     Ended June 30,     %         Ended June 30,       %
(In millions)                       2006       2005   change     2006       2005    change
-------------------------------------------------------------------------------------------
Number of subscribers:
   Beginning of period            1,047.7      947.1    11     1,018.8      921.4     11
   Installations (a)                 43.2       42.3     2        86.3       81.6      6
   Disconnects (a)                  (18.3)     (16.4)   12       (32.5)     (30.0)     8
-------------------------------------------------------------------------------------------
   End of period                  1,072.6      973.0    10     1,072.6      973.0     10
===========================================================================================
Average number of subscribers     1,060.2      960.3    10     1,046.4      947.0     10
Annualized disconnect rate (b)        6.9%       6.8%              6.2%       6.3%
===========================================================================================

(a) Customers who move from one location and then initiate a new monitoring agreement at a new location are not included in either installations or disconnects. Dealer accounts cancelled and charged back to the dealer during the specified contract term are also excluded from installations and disconnects. Inactive sites that are returned to service reduce disconnects. No additional disconnects were recorded for the first six months of 2006 as a result of Hurricane Katrina.

(b) The disconnect rate is a ratio, the numerator of which is the number of customer cancellations during the period and the denominator of which is the average number of subscribers during the period. The gross number of customer cancellations is reduced for customers who move from one location and then initiate a new monitoring agreement at a new location, accounts charged back to the dealers because the customers cancelled service during the specified contractual term and inactive sites that are returned to active service during the period.


Installations were 2% higher in the second quarter of 2006 and up 6% in the first six months of 2006 as compared to the same periods of 2005, primarily due to growth in installations obtained through the growing dealer network and home builder activity. The year-over-year increase in the second quarter is less than in recent quarters due to several factors, including a cooling off of the U.S. real estate market and changes in BHS' marketing programs. The Company is adjusting its marketing program and expects to see improvement in the rate of installations.

Disconnect rates are typically higher in the second and third calendar quarters of the year because of an increase in residential moves during summer months. The annualized disconnect rate for the second quarter of 2006 was 6.9% compared to 6.8% for the same period of 2005.

BHS observed a slowing in the rate of household moves in many regions of the country during the first half of 2006. On the other hand, household moves are the largest reason for monitoring contract cancellations. Therefore, for the next several quarters the growth rate of new installations may slow somewhat, and disconnect rates may improve, when compared to the same quarters in 2005.

Approximately 4,700 disconnects were caused by Hurricane Katrina, all of which were recorded in 2005. BHS anticipates filing an insurance claim related to Hurricane Katrina for property damage insurance coverage for losses sustained in 2005 and 2006 and claims under its business interruption policy for lost operating profits. BHS believes its claim will range from approximately $5 million to $7.5 million. The Company expects property losses of $1.8 million to be fully covered by insurance and, as such, recognized insurance recoveries in 2005 to the extent of recorded property losses. Because the Company's insurance coverage provides for replacement value, it may record proceeds in excess of realized losses when its claim is ultimately settled. Insurance proceeds for business interruption insurance will be recognized as a gain when claims are settled.

Reconciliation of Non-GAAP Measures - Monthly Recurring Revenues


                                                             Six Months
                                                           Ended June 30,
(In millions)                                           2006             2005
-----------------------------------------------------------------------------

June:
   Monthly recurring revenues ("MRR") (a)           $   31.2             27.7
   Amounts excluded from MRR:
     Amortization of deferred revenue                    3.0              2.6
     Other revenues (b)                                  3.1              2.7
-----------------------------------------------------------------------------
   Revenues on a GAAP basis                         $   37.3             33.0
=============================================================================

Revenues on a GAAP basis:
   June                                             $   37.3             33.0
   January - May                                       177.1            155.7
-----------------------------------------------------------------------------
   January - June                                   $  214.4            188.7
=============================================================================

(a) MRR is calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for contracted monitoring and maintenance services.

(b)  Revenues that are not pursuant to monthly contractual billings.


The Company uses MRR as one factor in the evaluation of BHS' performance and believes the presentation of MRR is useful to investors because the measure is widely used in the industry to assess the amount of recurring revenues from subscriber fees that a monitored security business produces. This supplemental non-GAAP information should be viewed in addition to, not in lieu of, the Company's consolidated statements of operations.

Corporate Expense - The Brink's Company

                            Three Months                 Six Months
                           Ended June 30,       %       Ended June 30,      %
(In millions)              2006      2005    change     2006     2005    change
-------------------------------------------------------------------------------

Corporate expense     $    10.2       9.2     11     $  22.2     19.8     12
===============================================================================


Corporate expense was higher in the second quarter and the first half of 2006 compared to the same 2005 periods due primarily to the recording of share-based compensation costs. Corporate expenses include compensation cost of $0.8 million in the second quarter of 2006 and $1.6 million in the first half of 2006 due to the adoption of SFAS 123(R). See notes 1 and 6 to the consolidated financial statements for further information regarding the adoption of SFAS 123(R).

Former Operations - included in Continuing Operations



                                              Three Months                    Six Months
                                             Ended June 30,        %         Ended June 30,        %
(In millions)                                2006      2005      change     2006       2005     change
------------------------------------------------------------------------------------------------------
Company-sponsored postretirement
   benefits other than pensions         $     2.9       8.6      (66)    $   7.3       18.0      (59)
Black lung                                    0.9       1.0      (10)        1.9        2.2      (14)
Pension                                       1.1       1.2       (8)        1.7        2.2      (23)
Administrative, legal and other coal
   expenses, net                              1.5       1.4        7         3.0        3.7      (19)
Gains on sales of property and
   equipment and other income                (0.2)     (1.3)     (85)       (0.8)      (2.0)     (60)
------------------------------------------------------------------------------------------------------
                                        $     6.2      10.9      (43)    $  13.1       24.1      (46)
======================================================================================================


Former operations expenses decreased by 43% in the second quarter of 2006 and 46% in the first half of 2006 compared to the same periods last year primarily due to lower postretirement medical expenses. Postretirement benefit expenses were lower due to higher estimated returns related to the significant increase in plan assets as a result of the $225 million contribution to the VEBA made in January 2006.

Foreign Operations

The Company operates in approximately 50 countries, each with a local currency other than the U.S. dollar. Because the financial results of the Company are reported in U.S. dollars, results are affected by changes in the value of the various foreign currencies in relation to the U.S. dollar. Changes in exchange rates may also affect transactions which are denominated in currencies other than the functional currency of the affected subsidiary. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency fluctuations in any one country may have on the Company's consolidated results. The Company, from time to time, may use foreign currency forward contracts to hedge transactional risks associated with foreign currencies. No material forward currency forward contracts were outstanding at June 30, 2006. Translation adjustments of net monetary assets and liabilities denominated in the local currency relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period.

Brink's Venezuelan subsidiaries were considered to be operating in a highly inflationary economy during 2002. However, effective January 1, 2003, the economy in Venezuela was no longer considered to be highly inflationary. It is possible that Venezuela may be considered highly inflationary again at some time in the future. No subsidiaries operated in highly inflationary economies for the six months ending June 30, 2006 and 2005.

The Company is exposed to certain risks when it operates in highly inflationary economies, including the risk that

     o the rate of price increases for services will not keep pace with the cost of inflation;

     o adverse economic conditions in the highly inflationary country may discourage business growth which could affect the demand for the Company's services; and

     o the devaluation of the currency may exceed the rate of inflation and reported U.S. dollar revenues and profits may decline.

Brink's Venezuela is also subject to local laws and regulatory interpretations that determine the exchange rate at which repatriating dividends may be converted. It is possible that Brink's Venezuela may be subject to less favorable exchange rates on dividend remittances in the future. The Company's reported U.S. dollar revenues, earnings and equity would be adversely affected if revenues and operating profits of Brink's Venezuela were to be reported using a less favorable currency exchange rate.

The Company is also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, political instability, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Company cannot be predicted.

Other Operating Income, Net

The line items below are recorded within operating profit of the two business segments, or within corporate or former operations expenses.


                                              Three Months                    Six Months
                                             Ended June 30,       %         Ended June 30,        %
(In millions)                                2006      2005     change     2006       2005     change
------------------------------------------------------------------------------------------------------
Share in earnings of equity affiliates  $     0.7       0.6       17      $  1.5       1.3       15
Royalty income                                0.5       0.4       25         1.2       0.9       33
Foreign currency transaction losses, net     (0.8)     (1.3)     (38)       (0.8)     (1.7)     (53)
Other                                         0.9       1.9      (53)        1.2       2.6      (54)
------------------------------------------------------------------------------------------------------
                                        $     1.3       1.6      (19)     $  3.1       3.1        -
======================================================================================================


Nonoperating Income and Expense

Interest expense


                                              Three Months                    Six Months
                                             Ended June 30,       %         Ended June 30,        %
(In millions)                                2006      2005     change     2006       2005     change
-----------------------------------------------------------------------------------------------------
Interest expense                        $     2.5       5.7      (56)     $  6.8       9.8      (31)
=====================================================================================================


Interest expense in the second quarter and first half of 2006 was significantly lower than prior-year periods as a result of the payment of the Senior Notes and other debt with a portion of the proceeds from the sale of BAX Global. The Company expects interest expense to continue to be less than prior-year periods in the second half of 2006 as a result of lower debt levels.

Interest and other income (expense), net


                                              Three Months                    Six Months
                                             Ended June 30,       %         Ended June 30,       %
(In millions)                                2006      2005     change     2006       2005     change
--------------------------------------------------------------------------------------------------------
Interest income                         $     3.2       1.1      191      $  9.0       2.0      200+
Dividend income from real estate investment   1.7       2.0      (15)        2.8       2.0       40
Senior Notes prepayment make-whole amount     -          -        -         (1.6)       -        NM
Other, net                                   (0.2)      0.4       NM        (0.1)      0.3       NM
--------------------------------------------------------------------------------------------------------
                                        $     4.7       3.5       34      $ 10.1       4.3      135
========================================================================================================

Interest income was higher in the 2006 periods compared to the prior year due to income from higher levels of marketable securities. In addition, the Company received dividends of $2.8 million in the first half of 2006 from a real estate investment compared to $2.0 million in the first half of 2005. The Company made a $1.6 million make-whole payment associated with the prepayment of the Senior Notes on March 31, 2006.

Minority interest

                            Three Months                   Six Months
                           Ended June 30,      %          Ended June 30,     %
(In millions)              2006      2005    change       2006     2005   change
--------------------------------------------------------------------------------

Minority interest      $   3.2        2.7     19        $  7.1      6.3    13
================================================================================


Income Taxes

                                             Three Months         Six Months
                                            Ended June 30,       Ended June 30,
(In millions)                               2006      2005      2006       2005
--------------------------------------------------------------------------------

Provision for income taxes (in millions)
Continuing operations                   $   19.7      11.2    $  36.8      22.8
Discontinued operations                      5.0       7.0      216.2       7.4
================================================================================


Effective tax rate (in percentages)
Continuing operations                       48.2%     83.6%      44.8%     64.2%
Discontinued operations                     34.5%     34.8%      35.7%     31.4%
================================================================================


Continuing Operations

The effective income tax rate on continuing operations in the first six months of 2006 was higher than the 35% U.S. statutory tax rate primarily due to $5.9 million of state tax expense and a net increase in the valuation allowance. The Company establishes or reverses valuation allowances for non-U.S. deferred tax assets depending on all available information including historical and expected future operating performance of its subsidiaries. During the second quarter of 2006, the Company established a $2.2 million valuation allowance for deferred tax assets for the Brink's Australia operations. Pretax losses in other non-U.S. jurisdictions where the Company had previously concluded that valuation allowances were necessary also increased the effective income tax rate since no tax benefits for these losses were recognized.

The effective income tax rate on continuing operations in the second quarter and first half of 2005 was higher than the 35% U.S. statutory tax rate primarily due to the establishment of valuation allowances for deferred tax assets related to certain Brink's European operations and state taxes.

The Company's effective tax rate may fluctuate materially from period to period due to changes in the expected geographical mix of earnings, changes in valuation allowances or accruals for contingencies and other factors. Subject to the above factors, the Company currently expects that the effective tax rate on continuing operations for the full year 2006 will approximate 41% - 43%.

Discontinued Operations

The tax provision for discontinued operations in the first half of 2006 was higher than the first half of 2005 primarily due to the gain on the sale of BAX Global.

Discontinued Operations

BAX Global's results of operations have been reported as discontinued operations for all periods presented. The following table shows selected financial information included in discontinued operations for the month ended January 31, 2006, and the three and six months ended June 30, 2005.

                    One Month Ended        Three Months           Six Months
                      January 31,         Ended June 30,        Ended June 30,
(In millions)            2006                  2005                  2005
------------------------------------------------------------------------------

BAX Global:
   Revenues         $    230.0                681.4                 1,304.9
   Pretax income           7.0                 14.9                    21.8
==============================================================================


In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," BAX Global ceased depreciating and amortizing long-lived assets after November 2005, the date that BAX Global was classified as held for sale. Had BAX Global not ceased recording depreciation and amortization, its pretax income in January 2006 would have been $3.7 million.

LIQUIDITY AND CAPITAL RESOURCES
================================================================================

Overview

Cash flows before financing activities increased $726.0 million in the first six months of 2006 as compared to the first six months of 2005. The increase was primarily due to the proceeds from the sale of BAX Global, partially offset by the purchase of short-term marketable securities and contributions to the VEBA. In addition, the first half of 2006 included lower cash outflows for acquisitions and capital expenditures.

On January 31, 2006, the Company received approximately $1.1 billion in cash from the sale of BAX Global. The Company immediately used the proceeds to contribute $225 million to the VEBA. On March 31, 2006, the Company prepaid its Senior Notes for $60.0 million (including a $1.6 million make whole payment). During the first half of 2006, the Company paid down approximately $72.5 million of other debt. During the second quarter of 2006, the Company repurchased 11,003,263 shares of its common stock at an average price of $51.43 per share for a total of approximately $564 million, including the purchase of 10,355,263 shares at $51.20 per share for a total of $530 million in a Dutch Auction self-tender offer.

Summary of Cash Flow Information


                                                     Six Months
                                                   Ended June 30,            $
(In millions)                                     2006        2005        change
--------------------------------------------------------------------------------

Cash flows from operating activities:
Continuing operations:
   Before contribution to VEBA              $    100.4        101.9        (1.5)
   Contribution to VEBA                         (225.0)         -        (225.0)
--------------------------------------------------------------------------------
   Subtotal                                     (124.6)       101.9      (226.5)
Discontinued operations:
   BAX Global                                      5.8         62.6       (56.8)
   Federal Black Lung Excise Tax refunds          15.1          -          15.1
   Other                                          (0.4)         -          (0.4)
--------------------------------------------------------------------------------
     Operating activities                       (104.1)       164.5      (268.6)
--------------------------------------------------------------------------------

Cash flows from investing activities:
Continuing operations:
   Capital expenditures                         (129.3)      (130.6)        1.3
   Acquisitions                                  (12.4)       (51.3)       38.9
   Proceeds from sale of BAX Global (a)        1,008.3          -       1,008.3
   Proceeds from sale of coal business             -            5.0        (5.0)
   Purchases of marketable securities, net       (85.3)         0.6       (85.9)
   Other                                           2.0          1.3         0.7
Discontinued operations - BAX Global              (5.2)       (41.5)       36.3
--------------------------------------------------------------------------------
     Investing activities                        778.1       (216.5)      994.6
--------------------------------------------------------------------------------

Cash flows before financing activities      $    674.0        (52.0)      726.0
================================================================================
(a) Net of $90.3 million cash held by BAX Global at the date of sale.

Operating Activities

Operating cash flows from continuing operations declined by $226.5 million in the first six months of 2006 compared to the same period in 2005 as a result of the $225 million contribution to the VEBA.

Effective January 1, 2006, the Company funds its U.S. defined contribution plan matching expense in cash rather than Company stock. The Company made cash matching contributions of $8.0 million to its U.S. 401(k) plan for the first half of 2006.

Operating cashflows from discontinued operations in the first quarter of 2006 includes $15.1 million of Federal Black Lung Excise Tax ("FBLET") refunds. The Company paid $20.4 million in July 2006 to settle its withdrawal liabilities for two coal industry multi-employer pension plans.

Investing Activities

Cash flows from investing activities increased by $994.6 million in the first half of 2006 versus the first half of 2005 primarily due to approximately $1.1 billion in proceeds from the sale of BAX Global received in the first quarter of 2006. The Company also purchased marketable securities with a portion of the proceeds. In addition, cash flows in the first half of 2006 improved due to lower cash outflows of $38.9 million for acquisitions.

Capital expenditures were as follows:

                                          Six Months
                                        Ended June 30,                 $
(In millions)                       2006            2005            change
--------------------------------------------------------------------------

Capital expenditures:
   Brink's                   $      46.8            49.4             (2.6)
   Brink's Home Security            82.3            81.0              1.3
   Corporate                         0.2             0.2              -
--------------------------------------------------------------------------
     Capital expenditures    $     129.3           130.6             (1.3)
==========================================================================


Capital expenditures for the first half of 2006 were $1.3 million lower than for the same period in 2005. Brink's capital expenditures in 2006 were primarily for new facilities, cash processing and security equipment, armored vehicles, and information technology. Brink's capital expenditures in 2005 included $2.3 million to purchase a branch facility which was formerly leased. BHS capital expenditures were slightly higher in 2006. BHS capital expenditures in the first half of 2005 included $10.2 million for the purchase of BHS headquarters in Irving, Texas, which was previously leased. BHS capital expenditures in the first half of 2006 included $5.5 million for the development of the second monitoring facility in Knoxville, Tennessee.

Capital expenditures of continuing operations for the full-year 2006 are currently expected to range from $260 million to $270 million versus $272 million in 2005.

Business Segment Cash Flows

The Company's cash flows before financing activities for each of the operating segments are presented below:

                                                    Six Months
                                                  Ended June 30,            $
(In millions)                                     2006      2005         change
-------------------------------------------------------------------------------

Cash flows before financing activities
   Business segments:
     Brink's                                 $    23.5      (35.3)        58.8
     BHS                                          14.7        8.6          6.1
-------------------------------------------------------------------------------
     Subtotal of business segments                38.2      (26.7)        64.9

   Corporate and former operations:
     Proceeds from sale of BAX Global (a)      1,008.3        -        1,008.3
     Proceeds from sale of coal business           -          5.0         (5.0)
     Contribution to VEBA                       (225.0)       -         (225.0)
     Purchases of marketable securities, net     (85.3)       0.6        (85.9)
     Other                                       (77.5)     (52.0)       (25.5)
-------------------------------------------------------------------------------
Subtotal of continuing operations                658.7      (73.1)       731.8

Discontinued operations:
   BAX Global                                      0.6       21.1        (20.5)
   FBLET refund                                   15.1        -           15.1
   Other                                          (0.4)       -           (0.4)
-------------------------------------------------------------------------------
Cash flows before financing activities       $   674.0      (52.0)       726.0
===============================================================================

(a) Net of $90.3 million cash held by BAX Global at the date of sale.

Brink's

Cash flows before financing activities in the first half of 2006 at Brink's increased by $58.8 million primarily due to a year-over-year $38.9 million decrease in cash used for acquisitions. In addition, higher operating profit contributed to the increase.

BHS

The increase in BHS' cash flows before financing activities is primarily due to higher cash flows from operations as a result of higher earnings partially offset by $1.3 million more cash used for capital expenditures in 2006 compared to 2005. In the first half of 2005, BHS purchased its headquarter facilities for $10.2 million. In the first half of 2006, BHS invested $5.5 million in the development of the second monitoring facility in Knoxville.

Corporate and Former Operations

The Company received approximately $1.1 billion in net proceeds from the sale of BAX Global during the first half of 2006 ($1.0 billion net of the cash held by BAX Global at the date of sale). The Company immediately contributed $225 million to the VEBA. The Company also purchased marketable securities with a portion of the proceeds. The Company paid $32 million in the second quarter of 2006 of its estimated $59 million 2006 U.S. income tax liability.

Discontinued Operations

Cash flows before financing activities at BAX Global in 2006 included one month of operations compared to the six months of operations in the 2005 period.

The Company received approximately $15.1 million in FBLET refunds in the first quarter of 2006. The Company paid $20.4 million in July 2006 to settle two multi-employer pension plan withdrawal liabilities.

Financing Activities

Summary of cash flows from financing activities

                                                             Six Months
                                                            Ended June 30,
(In millions)                                             2006         2005
----------------------------------------------------------------------------

   Changes in:
     Short-term debt                                  $   (4.7)        22.7
     Revolving Facility                                  (60.5)        63.9
     Senior Notes                                        (76.7)       (18.3)
     Other                                                (7.3)        (9.7)
----------------------------------------------------------------------------
       Net borrowings (repayments) of debt              (149.2)        58.6

   Repurchases of common stock of the Company           (563.6)         -
   Dividends to shareholders of the Company               (4.3)        (2.7)
   Dividends to minority interests in subsidiaries        (8.2)        (5.2)
   Proceeds from the exercise of stock options            13.8          3.2
   Other, net                                              2.3          0.1
   Discontinued operations                                 5.4         (3.3)
----------------------------------------------------------------------------
     Financing activities                             $ (703.8)        50.7
============================================================================


During the second quarter of 2006, the Company repurchased 11,003,263 shares of its common stock at an average price of $51.43 per share for a total of approximately $564 million, including the purchase of 10,355,263 shares at $51.20 per share for a total of $530 million in a Dutch Auction self-tender offer.

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

On May 5, 2006, the board of directors authorized an increase in the Company's regular dividend to an annual rate of $0.25 per share, up from an annual rate of $0.10 per share. The Company paid $0.0625 in the second quarter and $0.025 per share regular dividend on its common stock in the first quarter of 2006. In the first half of 2005, the Company paid two $0.025 per share regular quarterly dividends on its common stock. On July 13, 2006, the board declared a regular quarterly dividend of $0.0625 per share payable on September 1, 2006. Future dividends are dependent on the earnings, financial condition, cash flow and business requirements of the Company, as determined by the board of directors.

Capitalization

The Company uses a combination of debt, leases, and equity to capitalize its operations.

Net Debt reconciled to GAAP measures

                                                          June 30,  December 31,
(In millions)                                               2006        2005
--------------------------------------------------------------------------------

Short-term debt and current maturities of long-term debt $   33.6        61.0
Long-term debt                                              144.9       251.9
--------------------------------------------------------------------------------
   Debt                                                     178.5       312.9
Less cash and cash equivalents                             (147.9)      (96.2)
Less current marketable securities                          (75.9)        -
--------------------------------------------------------------------------------
   Net Debt                                              $  (45.3)      216.7
================================================================================


Net Debt is used by management as a measure of the Company's financial leverage and the Company believes that investors also may find it to be helpful in understanding the financial leverage of the Company. The Company's Net Debt position at June 30, 2006, as compared to December 31, 2005, improved primarily due to approximately $1.1 billion in cash received from the sale of BAX Global. This supplemental non-GAAP information should be viewed in conjunction with the Company's consolidated balance sheets.

Debt

The Company has an unsecured $400 million revolving bank credit facility with a syndicate of banks (the "Revolving Facility"). The facility allows the Company to borrow (or otherwise satisfy credit needs) on a revolving basis over a five-year term ending in October 2009. As of June 30, 2006, $332.1 million was available under the revolving credit facility.

The Company also has an unsecured $150 million credit facility with a bank to provide letters of credit and other borrowing capacity over a five-year term ending in December 2009 (the "Letter of Credit Facility"). The Company has used the Letter of Credit Facility to replace surety bonds and other letters of credit needed to support its activities. As of June 30, 2006, $9.3 million was available under this Letter of Credit Facility. The Revolving Facility and the multi-currency revolving credit facilities described below are also used for the issuance of letters of credit and bank guarantees.

The Company has three unsecured multi-currency revolving bank credit facilities with a total of $122 million in available credit, of which approximately $82.8 million was available at June 30, 2006. When rates are favorable, the Company also borrows from other U.S. banks under short-term uncommitted agreements. Various foreign subsidiaries maintain other secured and unsecured lines of credit and overdraft facilities with a number of banks. Amounts outstanding under these agreements are included in short-term borrowings.

On March 31, 2006, the Company prepaid the outstanding balance of its Senior Notes for $60 million including a make-whole payment of $1.6 million. The Senior Notes were terminated upon prepayment.

A number of the Company's subsidiaries, including Brink's and BHS, guaranteed the Revolving Facility. The Revolving Facility and the multi-currency revolving bank credit facilities each contain various financial and other covenants. The financial covenants, among other things, limit the Company's total indebtedness, provide for minimum coverage of interest costs, and require the Company to maintain a minimum level of net worth. If the Company were not to comply with the terms of its various loan agreements, the repayment terms could be accelerated. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements. The Company was in compliance with all financial covenants at June 30, 2006.

The Company believes it has adequate sources of liquidity to meet its near-term requirements.

Operating leases

The Company has residual value guarantees of $65.5 million at June 30, 2006, related to operating leases, principally for trucks and other vehicles.

Equity

At June 30, 2006, the Company had 100 million shares of common stock authorized and 47.7 million shares issued and outstanding. Of the outstanding shares, 0.5 million shares were held by The Brink's Company Employee Benefits Trust (the "Trust") at June 30, 2006, and have been accounted for similarly to treasury stock for earnings per share purposes. In July 2006, the Company's board of directors approved the issuance of 2.0 million additional shares to the Trust.

On March 8, 2006, the Company's Board of Directors authorized a "Dutch Auction" self-tender offer to purchase up to 10,000,000 shares of the Company's common stock. Under certain circumstances up to an additional 2% of the outstanding common stock was authorized to be purchased in the tender offer. The tender offer began on March 9, 2006, and expired on April 6, 2006, and was subject to the terms and conditions described in the offering materials mailed to the Company's shareholders and filed with the SEC. On April 11, 2006, the Company purchased 10,355,263 shares in the tender offer at $51.20 per share for a total of approximately $530 million in cash.

The Company has been authorized by the Board to make repurchases of up to $100 million of additional common stock from time to time as market conditions warrant and as covenants under existing agreements permit. The repurchase program does not require the Company to acquire any specific number of shares and may be terminated at any time. Through June 30, 2006, the Company repurchased 648,000 shares at an average $54.16 per share for a total of $35.1 million under this program. From July 1, 2006, to July 31, 2006, the Company purchased another 369,300 shares at an average price of $55.19 per share for a total of $20.4 million under this program, and the Company has $44.5 million remaining authority under the program as of July 31, 2006.

Through July 2006, the Company has repurchased 19% of its shares that were outstanding at December 31, 2005. The Company has the authority to issue up to
2.0 million shares of preferred stock, par value $10 per share.

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

Health Benefit Act

The Company is obligated to pay premiums to the United Mine Workers of America ("UMWA") Combined Benefit Fund, as described in the Company's 2005 Annual Report on Form 10-K. At June 30, 2006, the Company had $172.3 million recorded for the obligation, reflecting the recorded liability at December 31, 2005, less payments made in 2006 and $1.1 million of expense recorded in the first six months of 2006 to reflect a slight increase in the number of beneficiaries.

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

Other loss contingencies

The Company recorded expense of $4.8 million in the first six months of 2005 to reflect an increase in the estimated cost of reclamation at its former coal mines. The estimate of the cost of reclamation may change materially in the future. The Company also has other contingent liabilities, primarily related to former operations, including those for expected settlement of coal-related workers' compensation claims.

Gain contingency - insurance claims

The Company expects to file insurance claims of $7.5 million to $9.0 million related to property damage and business interruption insurance coverage for losses sustained from Hurricane Katrina for Brink's and BHS. As of June 30, 2006 the Company has recorded a receivable of $1.8 million for claims to be filed, which equals the amount of hurricane-related property losses recognized to date. Because the Company's property damage insurance coverage provides for replacement value, the Company expects to record proceeds in excess of realized losses when the claims are ultimately settled. Payments for lost revenues under business interruption coverage will be recognized as operating income when the claims are settled.

Market Risks and Hedging and Derivative Activities

The Company has activities in more than 50 countries and a number of different industries. These operations expose the Company to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. In addition, the Company consumes certain commodities in its businesses, exposing it to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by the Company as an integral part of its overall risk management program. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency rate fluctuations in any one country may have on the Company's consolidated results. The Company's risk management program considers this favorable diversification effect as it measures the Company's exposure to financial markets and, as appropriate, seeks to reduce the potentially adverse effects that the volatility of certain markets may have on its operating results. The Company has not had any material change in its market risk exposures in the six months ended June 30, 2006.

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

There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Forward-looking information

This document contains both historical and forward-looking information. Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes," "may," "should" and similar expressions may identify forward-looking information. Forward-looking information in this document includes, but is not limited to, statements regarding the recognition of a gain on the Company's 2006 U.S. income tax return due to the sale of BAX Global, anticipated uses of cash, the expectation of significant ongoing expenses and cash outflows related to former operations, the amount and timing of share-based compensation expense for 2006, the impact of rising fuel and copper costs, expectations regarding Brink's 2006 operating margins, anticipated restructuring charges relating to Brink's operations in Australia and possible restructuring activities in various of Brink's European operations, the expected reduction in U.S. retirement benefit plan expenses in 2006, possible insurance recoveries, the outcome of the issue relating to the non-payment of customs duties and value-added tax by a non-U.S. subsidiary of Brink's, Incorporated, changes in the disconnect rate and related expenses at BHS, changes in installation volume at BHS, selective increases in BHS' monitoring prices, possible increases in the investment in new subscribers, the impact of BHS' second monitoring center on expenses and future growth and productivity, the expected decline in administrative, legal and other expenses, net, associated with the former coal operations, expectations regarding interest expense for the remainder of 2006, the utilization of U.S. tax carryforwards, cash out flows arising from the changes to the 401(k) plan, possible share repurchases, the possibility that Venezuela may be considered highly inflationary again and may be subject to less favorable exchange rates on dividend remittances, the creation of further valuation allowances and the reversal of valuation allowances, the realization of deferred tax assets, the anticipated effective tax rate for 2006, capital expenditures in 2006, anticipated decline in corporate expenses in 2006, the adequacy of sources of liquidity to meet the Company's near term requirements, the outcome of pending litigation and estimates for coal-related contingent liabilities, involve forward-looking information. This forward looking information is subject to known and unknown risks, uncertainties, and contingencies that could cause actual results, performance or achievements to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond the control of the Company, include, but are not limited to, strategic initiatives and acquisition opportunities, the Company's tax position and the tax impact of various possible uses of the remaining proceeds from the BAX Global sale, the demand for capital, changes in assumptions used to determine the fair value of stock options, including the estimated forfeiture rate, term, interest rate, volatility and dividend yield, the willingness of Brink's customers to absorb surcharges or price increases due to rising costs, the timing of the pass-through of costs by third parties and governmental authorities relating to the disposal of the coal assets, retirement decisions by mine workers, black lung claims incidence, the number of dependents of mine workers for whom benefits are provided, actual medical and legal expenses related to benefits, increases in the Company's share of the unassigned obligations under the Health Benefit Act, the funding levels and investment performance of pension plans, changes in inflation rates (including medical inflation) and interest rates, changes in participation levels in the Company's 401(k) plan, actual retirement experience, changes in mortality and morbidity assumptions, acquisitions and dispositions made by the Company, the ability of the operations to identify losses as relating to Hurricane Katrina and positions taken by insurers, the financial condition of the insurers, the return to profitability of operations in jurisdictions where the Company has recorded valuation adjustments, Brink's ability to cost effectively match customer demand with appropriate resources, Brink's loss experience, changes in insurance costs, Brink's ability to integrate recent acquisitions, the performance of Brink's European operations, and the effect of recent restructuring efforts, the input of governmental authorities regarding the non-payment of customs duties and value-added tax, changes in the levels of household moves and new housing starts, changes in the costs of materials and fuel for BHS, the impact of recent changes in BHS' marketing program, overall marketing activity in the home security sector, the willingness of BHS' customers to absorb price increases and the actions of BHS' competitors, BHS' ability to maintain subscriber growth, costs associated with BHS' new facility, the ability of BHS to hire and retain high quality employees at reasonable costs in Knoxville, the willingness of police departments to respond to alarms, the willingness of BHS' customers to pay for private response personnel or other alternatives to police responses to alarms, the demand for capital by the Company and the availability of such capital, the cash, debt and tax position and growth needs of the Company, the funding of and accounting for the VEBA, the determination of taxes owed from the BAX Global sale and offsets to these taxes in addition to the Company's tax credit carryforwards, the stability of the Venezuelan economy and changes in Venezuelan policy regarding exchange rates for dividend remittances, discovery of new facts relating to civil suits, the addition of claims or changes in relief sought by adverse parties, changes in the scope or method of remediation or monitoring, the financial performance of the Company, costs associated with the purchase and implementation of cash processing and security equipment, information technology costs and costs associated with ongoing contractual obligations, utilization of third-party advisors and the ability of the Company to hire and retain corporate staff, overall economic, political, social and business conditions, seasonality, foreign currency exchange rates, capital markets performance, mandatory or voluntary pension plan contributions, the impact of continuing initiatives to control costs and increase profitability, pricing and other competitive industry factors, labor relations, fuel and copper prices, new government regulations and interpretations of existing regulations, legislative initiatives, judicial decisions, variations in costs or expenses and the ability of counterparties to perform.

Part II - Other Information
---------------------------


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------

The following table provides information about common stock repurchases by the Company during the quarter ended June 30, 2006.



                                                                                            (d) Maximum
                                                                                             Number (or
                                                                                          Approximate Dollar
                                                                    (c) Total Number of    Value) of Shares
                                                                      Shares Purchased      that May Yet be
                      (a) Total Number of                            as Part of Publicly    Purchased Under
                        Shares Purchased      (b) Average Price       Announced Plans or     the Plans or
       Period              (1) (2)              Paid per Share             Programs            Programs
-----------------------------------------------------------------------------------------------------------
April 1, 2006 through       10,355,263         $    51.26(3)              10,355,263         $        -
   April 30, 2006
May 1, 2006 through            155,500              54.36                    155,500             91,546,714
   May 31, 2006
June 1, 2006 through           492,500              54.10                    492,500             64,903,244
   June 30, 2006
-----------------------------------------------------------------------------------------------------------
Total                       11,003,263         $    51.43                 11,003,263         $   64,903,244
===========================================================================================================

     (1) On March 8, 2006, the Company's Board of Directors authorized a "Dutch Auction" self-tender offer to purchase up to 10,000,000 shares of the Company's common stock. Under certain circumstances, up to an additional 2% of the outstanding common stock was authorized to be purchased in the tender offer. The offer expired on April 6, 2006.

     (2) On May 5, 2006, the Company's Board of Directors authorized the Company to make repurchases of up to $100 million of additional common stock from time to time as market conditions warrant and as covenants under existing agreements permit. The program does not require the Company to acquire any specific number of shares and may be terminated at any time.

     (3)  Includes $0.06 per share of commission

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         (a) The Registrant's annual meeting of shareholders was held on May 5, 2006.

         (b)  Not required.

         (c) The following person was elected for a term expiring in 2007, by the following vote:

                                                For                   Withheld
               Murray D. Martin              48,048,117              4,511,805

              The following person was elected for a term expiring in 2008, by the following vote:

                                                For                   Withheld
               Lawrence J. Mosner            48,023,630              4,536,292

              The following persons were elected for terms expiring in 2009, by the following votes:

                                                For                   Withheld
               Roger G. Ackerman             46,237,358              6,322,564
               Betty C. Alewine              47,986,219              4,573,703
               Carl S. Sloane                48,027,201              4,532,721


The selection of KPMG LLP as independent certified public accountants to audit the accounts of the Registrant and its subsidiaries for the year 2006 was approved by the following vote:


                          For                Against            Abstentions
                       51,819,187            566,657              174,078

         (d)  Not applicable.



Item 6.  Exhibits
-------  --------

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


                                                      THE BRINK'S COMPANY



August 4, 2006                                        By: /s/ Robert T. Ritter
                                                      ------------------------
                                                           Robert T. Ritter
                                                           (Vice President -
                                                       Chief Financial Officer)
                                                       (principal financial and
                                                          accounting officer)