Form 10-Q
period 2006-09-30
BRINKS CO
filed 2006-11-03
CIK 78890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-9148

THE BRINK’S COMPANY

(Exact name of registrant as specified in its charter)

Virginia	54-1317776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1801 Bayberry Court, Richmond, Virginia 23226-8100

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (804) 289-9600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☒            Accelerated Filer  ☐            Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2006, 48,505,239 shares of $1 par value common stock were outstanding.

Part I - Financial Statements

THE BRINK’S COMPANY

and subsidiaries

Consolidated Balance Sheets

(In millions)	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$138.5	96.2
Marketable securities	16.6	—
Accounts receivable, net	459.9	419.1
Prepaid expenses and other	69.4	36.0
Deferred income taxes	77.4	174.0
Assets held for sale	—	976.5

Total current assets	761.8	1,701.8

Property and equipment, net	941.9	867.4
Goodwill	113.8	103.8
Prepaid postretirement benefits other than pensions	112.4	—
Deferred income taxes	132.6	196.9
Other assets	197.6	167.0

Total assets	$2,260.1	3,036.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$28.1	25.5
Current maturities of long-term debt	9.8	35.5
Accounts payable	138.4	118.8
Income taxes payable	56.7	14.8
Accrued liabilities	400.8	439.8
Liabilities held for sale	—	491.4

Total current liabilities	633.8	1,125.8

Long-term debt	144.7	251.9
Accrued pension costs	181.7	170.0
Postretirement benefits other than pensions	210.5	304.8
Deferred revenue	160.8	150.7
Deferred income taxes	17.5	18.8
Other liabilities	188.2	177.4

Total liabilities	1,537.2	2,199.4

Commitments and contingent liabilities (notes 2 and 13)

Shareholders’ equity:
Common stock	48.6	58.7
Capital in excess of par value	411.4	530.6
Retained earnings	431.7	488.0
Accumulated other comprehensive loss	(168.8)	(184.6)
Employee benefits trust, at market value	—	(55.2)

Total shareholders’ equity	722.9	837.5

Total liabilities and shareholders’ equity	$2,260.1	3,036.9

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY

and subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2006	2005	2006	2005
Revenues	$720.6	651.3	2,081.7	1,885.9

Expenses:
Operating expenses	548.5	500.5	1,607.6	1,512.6
Selling, general and administrative expenses	121.9	112.4	341.0	290.7

Total expenses	670.4	612.9	1,948.6	1,803.3
Other operating income, net	1.9	5.6	5.0	8.7

Operating profit	52.1	44.0	138.1	91.3

Interest expense	(4.0)	(4.2)	(10.8)	(14.0)
Interest and other income, net	4.0	2.8	14.1	7.1
Minority interest	(4.1)	(4.0)	(11.2)	(10.3)

Income from continuing operations before income taxes	48.0	38.6	130.2	74.1
Provision for income taxes	23.2	15.2	60.0	38.0

Income from continuing operations	24.8	23.4	70.2	36.1

Income from discontinued operations, net of tax	1.7	42.4	390.4	58.6

Net income	$26.5	65.8	460.6	94.7

Earnings per share:
Basic:
Continuing operations	$0.53	0.41	1.37	0.64
Discontinued operations	0.04	0.75	7.62	1.05
Net income	0.57	1.17	8.99	1.69

Diluted:
Continuing operations	$0.53	0.41	1.36	0.64
Discontinued operations	0.04	0.74	7.55	1.03
Net income	0.56	1.15	8.91	1.67

Weighted-average common shares outstanding:
Basic	46.7	56.4	51.2	56.0
Diluted	47.2	57.1	51.7	56.7

Cash dividends paid per common share	$0.0625	0.0250	0.1500	0.0750

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY

and subsidiaries

Consolidated Statement of Shareholders’ Equity

Nine months ended September 30, 2006

(Unaudited)

(In millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Employee Benefits Trust	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2005	$58.7	530.6	488.0	(55.2)	(184.6)	837.5

Net income	—	—	460.6	—	—	460.6
Other comprehensive income	—	—	—	—	15.8	15.8
Shares repurchased (see note 3):
“Dutch Auction” self tender offer	(10.4)	(89.0)	(431.5)	—	—	(530.9)
Other	(1.7)	(15.4)	(78.2)	—	—	(95.3)
Dividends	—	—	(7.2)	—	—	(7.2)
Reclassify employee benefits trust (see note 1)	—	(55.2)	—	55.2	—	—
Distributions for benefit programs	—	22.2	—	—	—	22.2
Shares issued to trust	2.0	(2.0)	—	—	—	—
Stock-based compensation	—	15.7	—	—	—	15.7
Tax benefit of stock options exercised	—	4.5	—	—	—	4.5

Balance as of September 30, 2006	$48.6	411.4	431.7	—	(168.8)	722.9

See accompanying notes to consolidated financial statements

THE BRINK’S COMPANY

and subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2006	2005
Cash flows from operating activities:
Net income	$460.6	94.7
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(390.4)	(58.6)
Depreciation and amortization	121.7	110.4
Impairment charges from subscriber disconnects	35.7	32.9
Amortization of deferred revenue	(23.6)	(21.7)
Deferred income taxes	148.5	20.6
Provision for uncollectible accounts receivable	8.6	0.3
Stock-based compensation	9.1	—
Other operating, net	17.3	15.6
Postretirement benefit funding (more) less than expense:
Pension	11.7	28.7
Other than pension	(249.1)	(8.4)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(53.6)	(36.5)
Accounts payable and accrued liabilities	(145.0)	9.4
Deferred subscriber acquisition cost	(18.5)	(16.9)
Deferred revenue from new subscribers	33.5	30.2
Prepaid and other current assets	(21.3)	(9.6)
Other, net	5.2	(8.9)
Discontinued operations, net	0.1	113.9

Net cash provided (used) by operating activities	(49.5)	296.1

Cash flows from investing activities:
Capital expenditures	(204.6)	(193.5)
Acquisitions	(12.4)	(51.3)
Marketable securities:
Purchases	(1,662.6)	(7.1)
Sales	1,636.9	0.9
Proceeds from disposal of:
BAX Global, net of $90.3 million of cash disposed	1,010.5	—
Coal business	—	5.0
Other, net	2.4	1.7
Discontinued operations, net	(5.2)	(58.1)

Net cash provided (used) by investing activities	765.0	(302.4)

Cash flows from financing activities:
Long term debt:
Additions	82.5	89.9
Repayments	(226.5)	(84.9)
Short-term borrowings (repayments), net	(0.6)	24.6
Repurchase shares of common stock of The Brink’s Company	(618.5)	—
Dividends to:
Shareholders of The Brink’s Company	(7.2)	(4.2)
Minority interest shareholders of subsidiaries	(8.8)	(6.3)
Proceeds from exercise of stock options	17.8	10.2
Excess tax benefits from exercise of stock options	3.7	—
Other, net	(2.4)	(1.0)
Discontinued operations, net	5.4	(0.3)

Net cash provided (used) by financing activities	(754.6)	28.0

Effect of exchange rate changes on cash	2.8	(5.6)

Cash and cash equivalents:
Increase (decrease)	(36.3)	16.1
Balance at beginning of period	96.2	169.0
Amount held by BAX Global at December 31, 2005	78.6	—

Balance at end of period	$138.5	185.1

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY

and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of presentation

The Brink’s Company (along with its subsidiaries, the “Company”) has two operating segments:

•	Brink’s, Incorporated (“Brink’s”)

•	Brink’s Home Security, Inc. (“BHS”)

In January 2006, the Company sold BAX Global Inc. (“BAX Global”), a wholly owned freight transportation subsidiary of the Company, for approximately $1.1 billion in cash. Accordingly, BAX Global’s results of operations have been reported as discontinued operations for all periods presented. BAX Global’s assets and liabilities at December 31, 2005, have been classified as held for sale.

The Company also has significant liabilities associated with its former coal operations and expects to have significant ongoing expenses and cash outflows related to these operations.

The Company’s unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior-period amounts have been reclassified to conform to the current period’s financial statement presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

New Accounting Standards

Adopted Standards

The Company adopted Statement of Financial Accounting Standard (“SFAS”) 123(R), “Share-Based Payment,” effective January 1, 2006. Prior to adopting SFAS 123(R), the Company accounted for share-based compensation using the intrinsic-value method under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” (“APB 25”) as permitted by SFAS 123, “Accounting for Stock-based Compensation.” Under the intrinsic-value method no share-based compensation cost was recognized as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS 123(R) eliminates the use of the intrinsic-value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the fair value of those awards. In addition, SFAS 123(R) requires additional accounting and disclosures for the income tax and cash flow effects of share-based payment arrangements.

The Company adopted SFAS 123(R) using the “modified prospective” transition method. Under the modified prospective transition method, the Company began recognizing share-based compensation costs on January 1, 2006, but did not restate prior periods. The amount of compensation cost recognized was computed based on the requirements of SFAS 123(R) for share-based awards granted in 2006, and based on the requirements of SFAS 123 for unvested awards granted prior to 2006. Under SFAS 123(R), cash flows from the tax benefit of tax deductions for stock options in excess of the compensation cost recognized are classified in the consolidated statements of cash flows as a financing activity. Under SFAS 123, these cash flows were included in operating activities and the prior-year amounts have not been reclassified. In addition, under SFAS 123(R), the Company no longer separately reports The Brink’s Company Employee Benefits Trust (the “Employee Benefits Trust”) in its consolidated statement of shareholders’ equity and consolidated balance sheet; it is now offset with capital in excess of par value. See note 6 for more information.

Accounting standards not yet adopted

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company is required to adopt this interpretation in the first quarter of 2007. The Company is currently evaluating the requirements of this interpretation and has not yet determined the impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. The Company is required to adopt SFAS 157 in the first quarter of 2008. The Company is currently assessing the financial impact of SFAS 157 on its consolidated financial statements.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status through comprehensive income in the year in which the changes occur. The Company is required to adopt this provision of SFAS 158 and to provide the required disclosures as of December 31, 2006. The adoption of SFAS 158 is expected to materially reduce the amount of consolidated equity reported by the Company as of December 31, 2006, but the amount of the reduction will depend on market interest rates and other assumptions in effect on December 31, 2006. If the provisions of SFAS 158 had been applied at December 31, 2005, consolidated net equity would have been reduced by approximately $250 million.

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”), which is codified as SAB Topic 1N, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors. The Company is required to adopt SAB 108 for its financial statements in the fourth quarter for the year ending December 31, 2006. The Company believes that the initial adoption of SAB 108 will not have a material impact on its consolidated financial statements.

Note 2 - Discontinued operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2006	2005	2006	2005
BAX Global:
Gain on sale	$(0.6)	—	587.7	—
Results of operations	—	21.1	7.0	42.9
Adjustments to contingent liabilities of former operations:
Withdrawal liabilities (see note 13)	—	—	9.9	6.1
Reclamation liabilities (see note 13)	0.2	—	0.5	(4.8)
Other	0.8	(0.2)	0.2	0.3

Income from discontinued operations before income taxes	0.4	20.9	605.3	44.5
Benefit (provision) for income taxes	1.3	21.5	(214.9)	14.1

Income from discontinued operations	$1.7	42.4	390.4	58.6

As described in note 1, on January 31, 2006, the Company sold BAX Global for approximately $1.1 billion in cash. In the nine months ended September 30, 2006, the Company recorded a pretax gain of approximately $588 million ($376 million after tax) on the sale. The Company has either retained or indemnified the purchaser for certain costs and contingencies including those for taxes and for a matter currently in litigation as discussed in note 13. The resolution of these matters is expected to take several years.

BAX Global’s results of operations have been reported as discontinued operations for all periods presented. The following table shows selected financial information included in discontinued operations for the month ended January 31, 2006, and the three and nine months ended September 30, 2005.

(In millions)	One Month Ended January 31, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
BAX Global:
Revenues	$230.0	738.0	2,042.9
Pretax income	7.0	21.1	42.9

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” BAX Global ceased depreciating and amortizing long-lived assets after November 2005, the date that BAX Global was classified as held for sale. Had BAX Global not ceased depreciation and amortization, its pretax income in January 2006 would have been $3.7 million.

Interest expense included in discontinued operations was $0.2 million in January 2006, $0.5 million in the third quarter of 2005 and $1.4 million in the first nine months of 2005. Interest expense recorded in discontinued operations includes only interest on third-party borrowings made directly by BAX Global. The Company has not allocated other consolidated interest expense to discontinued operations.

See note 12 for a discussion of income tax matters related to discontinued operations.

Note 3 – Capital stock

At September 30, 2006, the Company had 100 million shares of common stock authorized and 48.6 million shares issued and outstanding. Of the outstanding shares, 2.3 million shares held by the Employee Benefits Trust at September 30, 2006, have been accounted for similarly to treasury stock for earnings per share calculation purposes. In July 2006, the Company’s board of directors approved the issuance of 2.0 million additional shares to the Employee Benefits Trust. The shares were issued in August 2006 and are included in the September 30 amount above.

As discussed below, the Company purchased and retired a total of 12.2 million shares of its own common stock pursuant to a $530 million “Dutch auction” self-tender offer in April 2006, and $100 million of subsequent open market purchases made between May 22 and October 5, 2006. The shares purchased and retired represented 21% of the number of shares outstanding at December 31, 2005.

Dutch Auction

On March 8, 2006, the Company’s board of directors authorized a “Dutch Auction” self-tender offer to purchase up to 10,000,000 shares of the Company’s common stock. Under certain circumstances up to an additional 2% of the outstanding common stock was authorized to be purchased in the tender offer. The tender offer began on March 9, 2006, and expired on April 6, 2006, and was subject to the terms and conditions described in the offering materials mailed to the Company’s shareholders and filed with the SEC. On April 11, 2006, the Company purchased 10,355,263 shares in the tender offer at $51.20 per share for a total of approximately $530.2 million in cash. The Company incurred $0.7 million in costs associated with the purchase.

Other repurchases

Following the self-tender offer, the board authorized up to $100 million of additional purchases of outstanding Company common stock from time to time as market conditions warranted and as covenants under existing agreements permitted. The additional stock purchase program did not require any specific number of shares be purchased. Under the program, the Company purchased $100 million of common stock between May and October 5, 2006, representing 1,823,118 shares at an average price of $54.85 per share. Of these shares, through September 30, 2006, the Company purchased 1,692,600 shares at an average $54.98 per share for a total of $93.1 million under this program. From October 1, 2006, to October 5, 2006, the Company purchased another 130,518 shares at an average price of $53.19 per share for a total of $6.9 million under this program. The Company has no remaining authority under the program as of October 5, 2006.

The Company has the authority to issue up to 2.0 million shares of preferred stock, par value $10 per share.

Note 4 – Long-term debt

The Company made scheduled payments of $18.3 million in January 2006 related to its Senior Notes. On March 31, 2006, the Company prepaid in full the outstanding $58.4 million balance of its Senior Notes and made a make-whole payment of $1.6 million. The Senior Notes were cancelled upon prepayment.

The Company entered into a new unsecured $400 million revolving bank credit facility with a syndicate of banks (the “Revolving Facility”) in the third quarter of 2006. The new facility replaces a $400 million revolving credit facility that was scheduled to mature in 2009 and that was terminated during the third quarter. The new facility’s interest rate is based on LIBOR plus a margin, prime rate, or competitive bid. The facility allows the Company to borrow (or otherwise satisfy credit needs) on a revolving basis over a five-year term ending in August 2011. As of September 30, 2006, $330.4 million was available under the revolving credit facility.

The Revolving Facility contains various financial and other covenants. The financial covenants, among other things, limit the Company’s total indebtedness, limit the use of proceeds on sales of assets and provide for minimum coverage of interest costs. The credit agreements do not provide for the accelerations of payments should the Company’s credit rating be reduced. If the Company were not to comply with the terms of its various loan agreements, the repayment terms could be accelerated and the commitment could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under other loan agreements. The Company was in compliance with all financial covenants at September 30, 2006.

Note 5 – Marketable securities

At September 30, 2006, the Company held marketable securities of $40.3 million including $16.6 million of variable-rate demand notes issued by government agencies. The interest rates on the variable-rate demand notes adjust periodically, usually every 7 days, based on market conditions. The Company generally can redeem the notes for face value on each interest rate adjustment date. The Company accounts for marketable securities in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” These marketable securities have been classified as available-for-sale securities and are reported at fair value. Unrealized gains and losses, if any, are recognized in other comprehensive income (loss) and realized gains and losses are recognized in earnings. Unrealized gains and losses reclassified from accumulated other comprehensive loss to earnings were not significant for the three and nine months ended September 30, 2006 and 2005.

The information below reconciles the cost of investments to their fair value as of September 30, 2006.

(In millions)	Cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair Value
September 30, 2006

Government debt securities	$16.6	—	—	16.6
Equity securities	21.8	1.9	—	23.7

Marketable securities	$38.4	1.9	—	40.3

Included in:
Current, included in marketable securities	$16.6	—	—	16.6
Noncurrent, included in other assets	21.8	1.9	—	23.7

Marketable securities	$38.4	1.9	—	40.3

The contractual maturities of debt securities holdings at September 30, 2006, were:

(In millions)	Cost	Fair value
Due after 1 through 5 years	$1.8	1.8
Due after 10 years	14.8	14.8

Total	$16.6	16.6

Note 6 – Share-based compensation plans

In May 2005, the shareholders of the Company approved the 2005 Equity Incentive Plan (the “2005 Plan”) as the successor plan to the 1988 Stock Option Plan (the “1988 Plan”). As a result, options will no longer be granted under the 1988 Plan. The 2005 Plan permits grants of options and also allows for grants of restricted stock and restricted stock units as well as performance units and other share-based awards. No share-based awards other than stock options have been granted under the 2005 Plan. The Company also has a Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”).

Options are granted at a price not less than the average quoted market price on the date of grant. All grants in the last three years under the 2005 Plan and the 1988 Plan have a maximum term of six years and generally either vest over three years from the date of grant or vest 100% at the end of the third year. Directors’ Plan options are granted with a maximum term of ten years and vest in full at the end of six months. There are 4.0 million shares underlying options that are authorized, but not yet granted. The Company uses shares from the Employee Benefits Trust for stock option exercises. Although it has not expressed any intent to do so, the Company has the right to amend, suspend, or terminate the 1988 Plan or 2005 Plan at any time by action of the Company’s board of directors.

As discussed in note 1, the Company adopted SFAS 123(R) on January 1, 2006. The effect of adopting SFAS 123(R) on the consolidated statements of operations for the three and nine months ended September 30, 2006, is as follows:

(In millions, except per share amounts)	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Selling, general and administrative expense	$6.1	9.1

Income from continuing operations before income taxes	(6.1)	(9.1)
Provision for income taxes	(2.2)	(3.3)

Income from continuing operations	(3.9)	(5.8)
Income from discontinued operations, net of taxes of $1.8 (a)	—	(4.8)

Net income	$(3.9)	(10.6)

Net income per common share:
Basic	$(0.08)	(0.21)
Diluted	(0.08)	(0.21)

(a)	In conjunction with the sale of BAX Global in the first quarter of 2006, 328,247 options held by BAX Global employees were modified to become immediately vested. This modification resulted in additional pretax compensation expense of $6.6 million ($4.8 million after tax) and is included in the calculation of the gain on sale of BAX Global. The weighted-average exercise price of these options was $25.67. All of the accelerated options have been exercised.

The following table illustrates the pro forma effect on net income and earnings per share if the fair value based method under SFAS 123 had been applied in the 2005 periods:

(In millions, except per share amounts)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income:
As reported	$65.8	94.7
Less: share-based compensation expense determined under fair-value method, net of related tax effects	(1.2)	(2.9)

Pro forma	$64.6	91.8

Net income per share:
Basic, as reported	$1.17	1.69
Basic, pro forma	1.15	1.64
Diluted, as reported	$1.15	1.67
Diluted, pro forma	1.13	1.62

The fair value of each stock option grant is estimated at the time of grant using the Black-Scholes option-pricing model. If a different option-pricing model had been used, results may have been different.

The fair value of options that vest entirely at the end of a fixed period, generally three years, is estimated using a single option approach and generally amortized on a straight-line basis over the vesting period. The fair value of options that vest ratably over three years is estimated using a multiple-option approach and generally amortized on a straight-line basis over each separate vesting period. Upon adoption of SFAS 123(R), compensation cost related to new stock option grants that vest upon a participant reaching retirement eligibility is recognized over the period from the grant date up to the retirement-eligible date. If the Company had applied this provision prior to the adoption of 123(R), compensation cost would have been $0.3 million lower in the third quarter of 2006 and $1.4 million lower in the first nine months of 2006.

The fair value of options granted during the 2005 and 2006 periods was calculated using the following estimated weighted average assumptions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Options Granted

Number of shares underlying options, in thousands	600	689	610	689
Weighted-average exercise price per share	$55.21	35.80	55.11	35.80

Assumptions used to estimate fair value:
Expected dividend yield:
Weighted-average	0.5%	0.5%	0.5%	0.5%
Range	0.5%	0.5%	0.5%	0.5%
Expected volatility:
Weighted-average	32%	34%	32%	34%
Range	30%-36%	34%	30%-36%	34%
Risk-free interest rate:
Weighted-average	5.0%	3.8%	5.0%	3.8%
Range	4.7%-5.2%	3.8%-4.0%	4.6%-5.2%	3.8%-4.0%
Expected term in years:
Weighted-average	4.3	4.1	4.3	4.1
Range	2.75-7.0	3.0-7.0	2.75-7.0	3.0-7.0
Forfeiture-rate	8%	—	8%	—

Weighted-average fair value estimates at grant date
In millions	$10.8	7.7	11.0	7.7
Fair value per share	$18.08	11.16	18.04	11.16

In the first quarter of 2006, the Company recognized compensation expense related to all options held by employees of BAX Global that were modified to accelerate vesting provisions. The fair value of options accelerated during the first quarter of 2006 was calculated using the following estimated weighted-average assumptions.

Three Months Ended March 31, 2006
Options Modified

Number of shares underlying options, in thousands	328
Weighted-average exercise price per share	$25.67

Assumptions used to estimate fair value:
Expected dividend yield:
Weighted average	0.3%
Range	0.2% to 0.3%
Expected volatility:
Weighted-average	29.1%
Range	25.7 to 32.1%
Risk-free interest rate:
Weighted-average	4.1%
Range	3.7 to 4.7%
Expected term in years:
Weighted-average	0.5
Range	0.3 - 0.7
Forfeiture rate	—

Weighted-average fair value estimates at modification date:
In millions	$6.6
Fair value per share	$20.11

The expected dividend yield was calculated by annualizing the cash dividend declared by the Company for the most recent period equal to the expected term and dividing that result by the closing stock price on the date of declaration. Dividends are not paid on options.

The expected volatility was estimated after reviewing the historical volatility of the Company’s stock using daily close prices.

The risk-free interest rate was based on yields on U.S. Treasury debt at the time of the grant or modification.

The expected term of the options was based on the Company’s historical option exercise data, option expiration and post-vesting cancellation behavior.

A summary of option activity under the plans for the nine months ended September 30, 2006, is presented below:

	Shares (in thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2005	2,339	$28.25
Granted	610	55.11
Exercised	(720)	24.73
Forfeited or expired	(25)	36.27

Outstanding at September 30, 2006	2,204	$36.74	4.5	$37.3

Of the above, as of September 30, 2006:
Exercisable	962	$26.25	3.5	$25.8
Expected to vest in future periods (a)	1,144	$44.94	5.2	$10.5

(a)	The number of options expected to vest takes into account an estimate of expected forfeitures.

The intrinsic value of a stock option is the difference between the market price of the shares underlying the option and exercise price of the option. During the nine months ended September 30, 2006, the aggregate intrinsic value of options exercised was $19.6 million.

As of September 30, 2006, $7.7 million of total unrecognized compensation cost related to previously granted stock options is expected to be recognized over a weighted-average period of 1.5 years.

Note 7 - Earnings per share

Basic and diluted weighted-average share information used to compute the Company’s earnings per common share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2006	2005	2006	2005
Weighted-average shares outstanding:
Basic	46.7	56.4	51.2	56.0
Effect of dilutive stock options	0.5	0.7	0.5	0.7

Diluted	47.2	57.1	51.7	56.7

Antidilutive stock options excluded from computation	0.3	—	0.2	0.2

Shares of the Company’s common stock held by the Employee Benefits Trust that have not been allocated to employees under the Company’s various benefit plans are excluded from earnings per share calculations since they are treated as treasury shares for the calculation of earnings per share. In July 2006, the Company’s board of directors approved the issuance of 2.0 million shares to the Employee Benefits Trust and the shares were issued on August 31, 2006. The Employee Benefits Trust held 2.3 million unallocated shares at September 30, 2006, and 2.2 million unallocated shares at September 30, 2005.

Under Virginia law, shares of common stock purchased by the Company are treated as authorized but unissued shares instead of being held as treasury shares.

Note 8 – Segment information

The Company conducts business in two operating segments: Brink’s and BHS. These reportable segments are identified by the Company based on how resources are allocated and operating decisions are made. Management evaluates performance and allocates resources based on operating profit or loss, excluding corporate allocations.

Brink’s offers services globally including armored car transportation, automated teller machine (“ATM”) replenishment and servicing, currency and deposit processing, including its “Cash Logistics” operations, coin sorting and wrapping, arranging the secure air transportation of valuables (“Global Services”), the deploying and servicing of safes and safe control devices, including its patented CompuSafe® service, and transporting, sorting, and destroying sensitive information (“Secure Data Solutions”). Brink’s operates in approximately 50 countries.

BHS offers monitored security services in North America primarily for owner-occupied, single-family residences. To a lesser extent, BHS offers security services for commercial properties. BHS typically installs and owns the on-site security systems, and charges fees to monitor and service the systems.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2006	2005	2006	2005
Revenues:
Brink’s	$609.0	550.9	1,755.7	1,596.8
BHS	111.6	100.4	326.0	289.1

Revenues	$720.6	651.3	2,081.7	1,885.9

Operating profit:
Brink’s	$48.7	41.3	122.1	86.7
BHS	23.4	21.3	71.3	67.1

Business segments	72.1	62.6	193.4	153.8
Former operations	(6.1)	(8.8)	(19.2)	(32.9)
Corporate	(13.9)	(9.8)	(36.1)	(29.6)

Operating profit	$52.1	44.0	138.1	91.3

Note 9 – Pension and other postretirement benefits

Pension

The Company has various defined benefit plans for eligible employees.

Effective January 1, 2006, the Company froze benefit levels for its U.S. defined benefit pension plans. As a result, participants in The Brink’s Company Pension Retirement Plan and The Brink’s Company Pension Equalization Plan ceased to earn additional benefits. However, participants who had earned benefits through December 31, 2005, but had not met requirements for vesting will continue to accrue vesting service in accordance with terms of the plans. In addition, on January 1, 2006, the Company increased the matching contribution under The Brink’s Company 401(k) plan from 75% to 125% of the first 5% of compensation contributed to the plan.

With the sale of BAX Global, the Company has retained the obligations and assets related to the participation of BAX Global’s employees in the Company’s U.S. pension plans. Pension obligations and assets of BAX Global’s non-U.S. subsidiaries have been assumed by the purchaser. Pension expenses for BAX Global employees for 2005 and January 2006 have been included in discontinued operations. After January 31, 2006, the date of sale, pension expense related to participation by BAX Global employees in U.S. pension plans has been included in continuing operations within costs of former operations.

The net pension cost for the Company’s U.S. and non-U.S. pension plans was as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2006	2005	2006	2005	2006	2005
Three months ended September 30,
Service cost	$—	7.1	2.1	2.6	2.1	9.7
Interest cost on projected benefit obligation	10.6	11.0	2.3	2.7	12.9	13.7
Return on assets - expected	(12.7)	(12.5)	(2.0)	(2.6)	(14.7)	(15.1)
Other amortization, net	4.4	5.9	1.0	0.8	5.4	6.7
Curtailment loss	—	0.1	—	—	—	0.1

Net pension cost	$2.3	11.6	3.4	3.5	5.7	15.1

Included in:
Continuing operations	$2.3	8.6	3.4	2.5	5.7	11.1
Discontinued operations	—	3.0	—	1.0	—	4.0

Net pension cost	$2.3	11.6	3.4	3.5	5.7	15.1

Nine months ended September 30,
Service cost	$—	21.2	6.7	7.7	6.7	28.9
Interest cost on projected benefit obligation	31.4	32.8	6.9	8.1	38.3	40.9
Return on assets - expected	(37.9)	(37.5)	(6.4)	(7.6)	(44.3)	(45.1)
Other amortization, net	12.7	17.1	3.1	2.5	15.8	19.6
Curtailment loss	—	0.1	—	—	—	0.1

Net pension cost	$6.2	33.7	10.3	10.7	16.5	44.4

Included in:
Continuing operations	$6.0	24.9	9.9	7.4	15.9	32.3
Discontinued operations	0.2	8.8	0.4	3.3	0.6	12.1

Net pension cost	$6.2	33.7	10.3	10.7	16.5	44.4

Based on December 31, 2005, assumptions and funding regulations, the Company is not required to make a contribution to the primary U.S. plan in 2006. No decision has been made as to whether or not a voluntary contribution will be made to the primary U.S. pension plan during 2006. The Company made contributions to its non-U.S. pension plans of $0.8 million in the third quarter of 2006 and $3.8 million in the first nine months of 2006. The Company expects to contribute approximately $8.6 million in total to its non-U.S. pension plans in 2006.

Other postretirement benefits

Company-Sponsored Plans

The Company provides certain postretirement benefits (the “Company-sponsored plans”) for eligible active and retired employees in the U.S. and Canada of the Company’s current and former businesses, including eligible participants of former coal operations (the “coal-related” plans). The U.S. postretirement obligations related to BAX Global were assumed by the purchaser in January 2006. BAX Global’s postretirement expenses prior to February 2006 have been included in discontinued operations. The components of net periodic postretirement costs related to Company-sponsored plans were as follows:

	Coal-related plans		Other plans		Total
(In millions)	2006	2005	2006	2005	2006	2005
Three months ended September 30,
Service cost	$—	—	0.1	0.2	0.1	0.2
Interest cost on accumulated postretirement benefit obligations (“APBO”)	7.8	8.4	0.2	0.3	8.0	8.7
Return on assets – expected	(8.6)	(3.8)	—	—	(8.6)	(3.8)
Amortization of losses	3.6	3.8	—	0.1	3.6	3.9

Net postretirement benefit costs	$2.8	8.4	0.3	0.6	3.1	9.0

Included in:
Continuing operations	$2.8	8.4	0.3	0.2	3.1	8.6
Discontinued operations	—	—	—	0.4	—	0.4

Net postretirement benefit costs	$2.8	8.4	0.3	0.6	3.1	9.0

Nine months ended September 30,
Service cost	$—	—	0.3	0.7	0.3	0.7
Interest cost on accumulated postretirement benefit obligations (“APBO”)	24.0	25.4	0.7	1.1	24.7	26.5
Return on assets – expected	(25.8)	(11.3)	—	—	(25.8)	(11.3)
Amortization of losses	11.6	12.0	—	0.3	11.6	12.3

Net postretirement benefit costs	$9.8	26.1	1.0	2.1	10.8	28.2

Included in:
Continuing operations	$9.8	26.1	0.9	0.9	10.7	27.0
Discontinued operations	—	—	0.1	1.2	0.1	1.2

Net postretirement benefit costs	$9.8	26.1	1.0	2.1	10.8	28.2

In January 2006, the Company contributed $225 million to the Voluntary Employees’ Beneficiary Association trust (“VEBA”) upon the completion of the sale of BAX Global. This VEBA has been restricted to pay benefits associated with coal-related plans. The balance of the VEBA is now in excess of the liability previously recorded under GAAP. The excess, amounting to $112.4 million as of September 30, 2006, is recorded as a noncurrent asset - prepaid postretirement benefits other than pensions.

Pneumoconiosis (Black Lung) Benefits

The Company is self-insured with respect to black lung benefits. The components of net periodic postretirement benefit costs related to black lung benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2006	2005	2006	2005
Interest cost on APBO	$0.6	0.7	1.9	2.2
Amortization of losses	0.3	0.2	0.9	0.9

Net periodic postretirement costs	$0.9	0.9	2.8	3.1

Note 10 - Supplemental cash flow information

	Nine Months Ended September 30,
(In millions)	2006	2005
Cash paid for:
Interest	$11.1	19.3
Income taxes, net of refunds	85.9	44.8

Other noncash financing activities – settlement of employee benefits with Company common shares (a)	$4.1	17.4

(a)	Beginning on January 1, 2006, the Company made matching contributions related to its 401(k) plan in cash rather than shares of the Company’s common stock. For the nine months ended September 30, 2005, the Company made matching stock contributions of $8.4 million to its 401(k) plans. The Company paid $12.1 million in cash contributions during the nine months ended September 30, 2006, for matching contributions.

Note 11 - Comprehensive income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2006	2005	2006	2005
Net income	$26.5	65.8	460.6	94.7
Other comprehensive income (loss), net of divestitures, reclasses and taxes:
Foreign currency translation adjustments	(0.8)	3.3	4.3	(27.6)
Marketable securities	0.1	0.3	0.4	0.3
Minimum pension liability	—	—	11.1	—

Comprehensive income	$25.8	69.4	476.4	67.4

Note 12 – Income taxes

The effective income tax rate of 48% for the third quarter of 2006 was higher than in previous quarters of 2006 and the third quarter of 2005. The increase in the tax rate is related primarily to a change in the mix of expected income and losses by jurisdictions. In particular, the Company does not record the tax benefit of losses in jurisdictions where the Company has previously concluded that valuation allowances were necessary.

The effective income tax rate on continuing operations in the first nine months of 2006 was higher than the 35% U.S. statutory tax rate primarily due to $8.3 million of state tax expense and a $7.5 million net increase in the valuation allowance for non-U.S. deferred tax assets. The Company establishes or reverses valuation allowances for non-U.S. deferred tax assets depending on all available information including historical and expected future operating performance of its subsidiaries. Pretax losses in other non-U.S. jurisdictions where the Company had previously concluded that valuation allowances were necessary also increased the effective income tax rate since no tax benefits for these losses were recognized.

The effective income tax rate on continuing operations in the first nine months of 2005 was higher than the 35% U.S. statutory tax rate primarily due to the establishment of valuation allowances for deferred tax assets related to certain Brink’s European operations.

During the third quarter of 2005, the Company finalized discussions with the Internal Revenue Service over certain tax credit carryforwards related to the former natural resources businesses. The Company recognized a $27.4 million tax benefit in discontinued operations in the third quarter of 2005 as a result of the settlement.

Note 13 – Contingencies

Value-added taxes and customs duties

During 2004, the Company determined that one of its non-U.S. Brink’s business units had not paid customs duties and VAT with respect to the importation of certain goods and services. The Company was advised that civil and criminal penalties could be asserted for the non-payment of these customs duties and VAT. Although no penalties have been asserted to date, they could be asserted at any time. The business unit has provided the appropriate government authorities with an accounting of unpaid customs duties and VAT and has made payments covering its calculated unpaid VAT. The Company believes that the range of reasonably possible losses is between $0.4 million and $3.0 million for potential penalties on unpaid VAT and has accrued $0.4 million. The Company believes that the range of possible losses for unpaid customs duties and associated penalties, none of which has been accrued, is between $0 and $35 million. The Company believes that the assertion of the penalties on unpaid customs duties would be excessive and would vigorously defend against any such assertion. The Company does not expect to be assessed interest charges in connection with any penalties that may be asserted. The Company continues to diligently pursue the timely resolution of this matter and, accordingly, the Company’s estimate of the potential losses could change materially in future periods. The assertion of potential penalties may be material to the Company’s financial position and results of operations.

Health Benefit Act

The Company is obligated to pay premiums to the United Mine Workers of America (“UMWA”) Combined Benefit Fund, as described in the Company’s 2005 Annual Report on Form 10-K. At September 30, 2006, the Company had $170.4 million recorded for the obligation, reflecting the recorded liability at December 31, 2005, less payments made in 2006 and $1.1 million of expense recorded in the first nine months of 2006 to reflect a slight increase in the number of beneficiaries.

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

Other loss contingencies

The Company recorded expense of $4.8 million in the first nine months of 2005 to reflect an increase in the estimated cost of reclamation at its former coal mines. The estimate of the cost of reclamation may change materially in the future. The Company also has other contingent liabilities, primarily related to former operations, including those for expected settlement of coal-related workers’ compensation claims.

Gain contingency - insurance claims

The Company is preparing to file insurance claims of $5.0 million to $7.5 million related to property damage and business interruption insurance coverage for losses sustained from Hurricane Katrina for Brink’s and BHS. As of September 30, 2006, the Company has recorded a receivable of $1.8 million for claims to be filed, which equals the amount of hurricane-related property losses recognized to date. Because the Company’s property damage insurance coverage provides for replacement value, the Company expects to record proceeds in excess of realized losses when the claims are ultimately settled. Payment for lost revenues under business interruption coverage will be recognized as operating income when the claims are settled.

THE BRINK’S COMPANY

and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

The Brink’s Company (along with its subsidiaries, the “Company”) has two operating segments:

•	Brink’s, Incorporated (“Brink’s”)

Brink’s offers services globally including armored car transportation, automated teller machine (“ATM”) replenishment and servicing, currency and deposit processing, including its “Cash Logistics” operations, coin sorting and wrapping, arranging the secure air transportation of valuables (“Global Services”), deploying and servicing of safes and safe control devices, including its patented CompuSafe® service, and transporting, sorting, and destroying sensitive information (“Secure Data Solutions”).

•	Brink’s Home Security, Inc. (“BHS”)

BHS offers monitored security services in North America primarily for owner-occupied, single-family residences. To a lesser extent, BHS offers security services for commercial properties. BHS typically installs and owns the on-site home security systems and charges fees to monitor and service the systems.

The Company has significant obligations associated with its former coal operations and expects to have significant ongoing expenses and cash outflows related to these obligations. The Company has funded a significant portion of the postretirement medical benefit obligation related to its former coal operations through its VEBA. The market value of the VEBA’s assets at September 30, 2006, was approximately $433 million, including a January 31, 2006, contribution of $225 million.

On January 31, 2006, the Company sold BAX Global Inc. (“BAX Global”), a wholly owned freight transportation subsidiary, for approximately $1.1 billion in cash and has recorded a pretax gain of approximately $588 million. BAX Global’s results of operations have been reported within discontinued operations for all periods reported. The Company has either retained or indemnified the purchaser for certain liabilities and contingencies.

The Company used the proceeds as follows:

•	On January 31, 2006, the Company contributed $225 million to a Voluntary Employees’ Beneficiary Association trust (“VEBA”) designated to pay retiree medical obligations to former coal operations employees.

•	On March 31, 2006, the Company paid $60 million to settle outstanding Senior Notes including a make-whole payment of $1.6 million. The Company has also significantly reduced its other debt.

•	On April 11, 2006, the Company repurchased approximately 10.4 million shares of the Company’s common stock for approximately $530 million.

•	Through October 5, 2006, the Company repurchased approximately 1.8 million additional shares of the Company’s common stock for $100 million.

•	Through September 30, 2006, the Company paid $44 million of its estimated $61 million 2006 U.S. income tax liability. The Company has not owed U.S. income taxes in the past several years primarily due to deductions generated by retiree benefit payments related to the former coal operations. The Company expects to recognize a large gain on its 2006 U.S. income tax return as a result of the sale of BAX Global.

•	In July 2006, the Company paid $20.4 million to settle obligations related to the withdrawal from two multi-employer pension plans of the former coal operations.

RESULTS OF OPERATIONS

Overview

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2006	2005	2006	2005
Income from:
Continuing operations	$24.8	23.4	$70.2	36.1
Discontinued operations	1.7	42.4	390.4	58.6

Net income	$26.5	65.8	$460.6	94.7

The income items in the above table are reported after tax.

COMPARISON OF RESULTS FOR THE THIRD QUARTER

Income from continuing operations improved in the third quarter of 2006 compared to the third quarter of 2005 primarily due to higher operating profit for Brink’s, partially offset by a higher effective income tax rate in 2006. Brink’s operating profit was higher in the third quarter of 2006 primarily due to improvements in international operations. BHS’s operating profit continued to improve in the third quarter of 2006 over 2005 primarily due to subscriber growth.

Expense from former operations and interest expense were lower in the third quarter of 2006 compared to the prior year period. Expense from former operations was lower as a result of projected earnings on the contribution made in the first quarter of 2006 to the VEBA using proceeds from the sale of BAX Global. Interest expense decreased in the third quarter of 2006 versus 2005 as a result of lower debt levels.

Corporate expense and, to a lesser extent, operating profit at Brink’s and BHS each include compensation charges for employee stock options in the third quarter of 2006 as a result of adopting SFAS 123(R) on January 1, 2006. No compensation charges for employee stock options were recorded in 2005.

The higher effective income tax rate in 2006 resulted from higher tax expense associated with state taxes and a favorable IRS audit settlement in the third quarter of 2005. The effective income tax rate of 48% for the third quarter of 2006 was higher than in previous quarters of 2006 and the third quarter of 2005. The increase in the tax rate is related primarily to a change in the mix of expected income and losses by jurisdictions. In particular, the Company does not record the tax benefit of losses in jurisdictions where the Company has previously concluded that valuation allowances were necessary. The expected tax rate for the fourth quarter and full year is approximately 46%.

Income from discontinued operations in the third quarter of 2005 included approximately $27.4 million related to the favorable resolution of contingent tax matters associated with the former coal and natural gas businesses.

COMPARISON OF RESULTS FOR THE NINE-MONTH PERIOD

Income from continuing operations improved in the first nine months of 2006 compared to the same period in 2005 primarily due to higher operating profit for Brink’s and a lower effective income tax rate in 2006. Brink’s operating profit was higher in the 2006 period in North America and International operations. BHS’s operating profit continued to improve in the 2006 period over 2005 primarily due to subscriber growth.

Expense from former operations and interest expense were lower in the first nine months of 2006 compared to the prior-year period. Former operations expense was lower as a result of projected earnings on the contribution made in the first quarter of 2006 to the VEBA with proceeds from the sale of BAX Global. Interest expense decreased in the 2006 period as a result of lower debt levels.

Corporate expense and, to a lesser extent, operating profit at Brink’s and BHS each include compensation charges for employee stock options in the first nine months of 2006 as a result of adopting SFAS 123(R) on January 1, 2006. No compensation charges for employee stock options were recorded in 2005.

The lower effective income tax rate in 2006 resulted from lower tax expense associated with changes in valuation allowances for deferred tax assets.

Income from discontinued operations in the first nine months of 2006 includes a $588 million pretax gain on the sale of BAX Global and a $10 million pretax benefit on the settlement of liabilities related to two coal industry multi-employer pension plans.

Income from discontinued operations in the first nine months of 2005 included approximately $27.4 million related to the favorable resolution of tax matters associated with the former coal and natural gas businesses. Income from discontinued operations in the first nine months of 2005 also includes net favorable adjustments to other contingent liabilities.

Consolidated Review

	Three Months Ended September 30,		% change	Nine Months Ended September 30,		% change
(In millions)	2006	2005		2006	2005
Revenues:
Brink’s	$609.0	550.9	11	$1,755.7	1,596.8	10
BHS	111.6	100.4	11	326.0	289.1	13

Revenues	$720.6	651.3	11	$2,081.7	1,885.9	10

Operating profit:
Brink’s	$48.7	41.3	18	$122.1	86.7	41
BHS	23.4	21.3	10	71.3	67.1	6

Business segments	72.1	62.6	15	193.4	153.8	26
Former operations	(6.1)	(8.8)	(31)	(19.2)	(32.9)	(42)
Corporate	(13.9)	(9.8)	42	(36.1)	(29.6)	22

Operating profit	52.1	44.0	18	138.1	91.3	51

Interest expense	(4.0)	(4.2)	(5)	(10.8)	(14.0)	(23)
Interest and other income, net	4.0	2.8	43	14.1	7.1	99
Minority interest	(4.1)	(4.0)	3	(11.2)	(10.3)	9

Income from continuing operations before income taxes	48.0	38.6	24	130.2	74.1	76
Provision for income taxes	23.2	15.2	53	60.0	38.0	58

Income from continuing operations	24.8	23.4	6	70.2	36.1	94
Income from discontinued operations, net of tax	1.7	42.4	(96)	390.4	58.6	200	+

Net income	$26.5	65.8	(60)	$460.6	94.7	200	+

COMPARISON OF RESULTS FOR THE THIRD QUARTER

Revenues

Brink’s revenues in the third quarter of 2006 increased over the third quarter of 2005 primarily due to growth in existing operations. BHS’ revenues grew year-over-year primarily as a result of the larger subscriber base.

Operating Profit

The Company’s operating profit in the third quarter of 2006 improved over the 2005 third quarter primarily as a result of better performance by Brink’s and BHS and lower former operations expense, partially offset by higher corporate expense primarily due to the recording of compensation expense for employee stock options in 2006.

Brink’s operating profit in the third quarter of 2006 compared to 2005 was higher in Europe, Middle East and Africa (“EMEA”) and South America, lower in Asia-Pacific, and relatively flat in North America. BHS’ operating profit improved in the third quarter of 2006 due to incremental revenues and cost efficiencies generated from the larger subscriber base. Expenses related to former operations decreased in the third quarter of 2006 compared to the same quarter last year primarily due to lower postretirement medical expenses, which benefited from projected earnings on the $225 million contribution to the VEBA on January 31, 2006.

The following items also had an impact on the comparability of third quarter operating profit for 2006 compared to 2005.

•	As mentioned in note 9 to the consolidated financial statements, the Company froze pension benefit levels for its U.S. defined benefit pension plans effective January 1, 2006, and concurrently enhanced benefits for its U.S. defined contribution plan participants. The Company’s net expense was $3.9 million lower in the third quarter of 2006 compared to 2005 as a result of these changes. These changes will also impact year-over-year comparisons in the fourth quarter.

•	On January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method and recognized share-based compensation expense in continuing operations before income taxes of $6.1 million ($0.08 per diluted share after tax) in the third quarter of 2006. Share-based compensation expenses were $4.6 million at Corporate, $1.1 million at Brink’s, and $0.4 million at BHS in the third quarter of 2006. The Company expects share-based compensation expense in continuing operations before income taxes for 2006 to be approximately $11 million including approximately $2 million expected in the fourth quarter of 2006. Under the modified prospective transition method, the prior periods were not restated. See notes 1 and 6 to the consolidated financial statements for further information regarding the adoption of SFAS 123(R).

COMPARISON OF RESULTS FOR THE NINE-MONTH PERIOD

Revenues

Brink’s revenues in the first nine months of 2006 increased over the prior-year periods primarily due to growth in existing operations. Growth in Brink’s revenues was also bolstered during this period by acquisitions made in Europe during the second quarter of 2005. BHS’ revenues grew year-over-year primarily as a result of the larger subscriber base.

Operating Profit

The Company’s operating profit in the first nine months of 2006 improved over 2005 primarily as a result of better performance by Brink’s and BHS and lower former operations expense, offset by higher corporate expense due to the recording of compensation expense for employee stock options in 2006.

Brink’s operating profit in the first nine months of 2006 compared to 2005 was higher in South America, EMEA and North America, and lower in Asia-Pacific. BHS’ operating profit improved in the first nine months of 2006 due to incremental revenues and cost efficiencies generated from the larger subscriber base. Expenses related to former operations decreased in the first nine months of 2006 compared to the same period last year primarily due to lower postretirement medical expenses, which resulted from projected earnings on the $225 million contribution to the VEBA on January 31, 2006.

The following items also had an impact on the comparability of operating profit for the first nine months of 2006 compared to 2005.

•	As mentioned in note 9 to the consolidated financial statements, the Company froze pension benefit levels for its U.S. defined benefit pension plans effective January 1, 2006, and concurrently enhanced benefits for its U.S. defined contribution plan participants. The Company’s net expense was $12.4 million lower in the first nine months of 2006 compared to 2005 as a result of these changes.

•	On January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method and recognized share-based compensation expense in continuing operations before income taxes of $9.1 million ($0.11 per diluted share after tax) in the first nine months of 2006. Share-based compensation expenses were $6.2 million at Corporate $2.0 million at Brink’s, and $0.9 million at BHS in the first nine months of 2006. Under the modified prospective transition method, prior periods were not restated. See notes 1 and 6 to the consolidated financial statements for further information regarding the adoption of SFAS 123(R).

Brink’s, Incorporated

	Three Months Ended September 30,		% change	Nine Months Ended September 30,		% change
(In millions)	2006	2005		2006	2005
Revenues:
North America (a)	$207.9	197.9	5	$614.7	576.1	7
International	401.1	353.0	14	1,141.0	1,020.7	12

	$609.0	550.9	11	$1,755.7	1,596.8	10

Operating profit:
North America (a)	$17.1	16.8	2	$52.1	38.9	34
International	31.6	24.5	29	70.0	47.8	46

	$48.7	41.3	18	$122.1	86.7	41

Cash flow information:
Depreciation and amortization	$24.2	23.0	5	$71.5	67.1	7
Capital expenditures	34.2	23.9	43	81.0	73.3	11

(a)	U.S. and Canada.

OVERVIEW

Revenues at Brink’s were higher in the third quarter and first nine months of 2006 compared to the prior-year periods primarily as a result of the effects of core business growth.

Operating profit in the third quarter of 2006 was higher than the same period in 2005 largely as a result of improved performance in certain countries in EMEA and in South America.

Operating profit in the first nine months of 2006 was higher than in the same period in 2005 largely as a result of strong performance in South America, certain countries in EMEA, especially France, and North America. Lower employee benefit expenses in the U.S. contributed to the improvement in North America. Operating profit in EMEA exceeded the prior-year period, which included significant restructuring charges.

Brink’s fuel costs stabilized during the third quarter of 2006, although costs are still higher than in the third quarter of 2005. Operating profit has not been significantly affected as fuel surcharges to customers have recovered the majority of these cost increases. Brink’s ability to recover increases in fuel costs through fuel surcharges could affect future operating profit levels.

The Company expects Brink’s to generate operating profit margins approximating 7% in 2006.

Supplemental Revenue Analysis

The following table provides supplemental information related to Organic Revenue Growth which is not required by U.S. generally accepted accounting principles (“GAAP”). The Company defines Organic Revenue Growth as the change in revenue from the prior year due to factors such as changes in prices for products and services (including the effect of fuel surcharges), changes in business volumes and changes in product mix. Estimates of changes due to fluctuations in foreign currency exchange rates and the effects of new acquisitions are excluded from Organic Revenue Growth.

(In millions)	Three Months Ended September 30,	% change from 2005	Nine Months Ended September 30,	% change from 2005
2005 revenues	$550.9	N/A	$1,596.8	N/A
Effects on revenue of acquisitions and dispositions, net	6.0	1	33.5	2
Effects on revenue of changes in currency exchange rates	14.6	3	3.2	—
Organic Revenue Growth	37.5	7	122.2	8

2006 revenues	$609.0	11	$1,755.7	10

The supplemental Organic Revenue Growth information presented above is non-GAAP financial information that management uses to evaluate results of existing operations without the effects of acquisitions, dispositions and currency exchange rates. The Company believes that this information may help investors to evaluate the performance of the Company’s operations. The limitation of this measure is that the effects of acquisitions, dispositions and changes in values of foreign currencies cannot be completely separated from changes in prices and volume of a unit’s base business. This supplemental non-GAAP information does not affect net income or any other reported amounts. This supplemental non-GAAP information should be viewed in conjunction with the Company’s consolidated statements of operations.

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

COMPARISON OF RESULTS FOR THE THIRD QUARTER

North America

Revenues increased to $207.9 million in the third quarter of 2006 compared to $197.9 million from the same period last year, an increase of 5% (4% on a constant currency basis). Revenues increased in the third quarter of 2006 compared to the same period in 2005 with improvements in the armored transportation line of business, Global Services and Cash Logistics, each as a result of higher volumes. Operating profit in the third quarter of 2006 improved slightly compared to the same period last year partially as a result of the higher revenues, as lower expenses related to pensions were largely offset by generally higher costs including labor costs and the recording of compensation expense for employee stock options in 2006. The Company anticipates that safety and security costs may begin to increase in future periods.

Pension expense was $4.3 million lower in the third quarter of 2006 compared to the prior-year period as a result of the Company’s decision to freeze U.S. defined benefit pension plan benefits at December 31, 2005. This decrease was partially offset by a $1.4 million increase in the expense associated with the U.S. defined contribution plans in the third quarter as these benefits were enhanced. Net expenses at Brink’s are expected to be between $12 million and $13 million lower for the full year of 2006 compared to 2005.

International

Revenues in the third quarter of 2006 increased in South America and EMEA but decreased in Asia Pacific compared to the prior year period. Higher revenues in South America and EMEA were primarily due to organic revenue growth. Lower revenues in Asia Pacific were due to the loss of a major customer in Australia early in the third quarter. International operating profit in the third quarter of 2006 was higher than the same 2005 period primarily due to the effects of strong volumes in EMEA and South America. The Company anticipates that future results may reflect the impact of globally higher safety and security costs.

EMEA. Revenues increased to $271.2 million in the third quarter of 2006 compared to $246.1 million from the third quarter last year, an increase of 10% (6% on a constant currency basis). The increase was due to organic revenue growth.

Operating profit was higher in the third quarter of 2006 compared to the prior-year period primarily due to improved performance in France, offset by continued difficulty in Germany and the United Kingdom.

South America. Revenues increased to $114.7 million in the third quarter of 2006 from $88.9 million in the third quarter of 2005, an increase of 29% (28% on a constant currency basis). Revenues increased due to higher volumes across the region. Operating profit in the third quarter of 2006 was significantly higher than that of the same period for 2005 primarily due to the volume increases mentioned above, particularly in Venezuela, and both volume increases and pricing improvement in Brazil.

Asia-Pacific. Revenues decreased to $15.2 million in the third quarter of 2006 from $18.0 million in the third quarter of 2005, a decrease of 16% (15% on a constant currency basis). Revenues decreased primarily due to the loss of a locally significant customer in Australia early in the third quarter.

Early in the third quarter of 2006, the Company’s Australian operation lost its largest customer. The Company took action to restructure the operations, including vacating certain leased branches in the third quarter as the restructuring process was completed. As a result, additional restructuring charges of approximately $1.2 million were recorded in the third quarter of 2006. Additional insignificant restructuring charges may be recorded during the fourth quarter of 2006.

Excluding the restructuring charges, Asia-Pacific operating profit in the third quarter of 2006 was about the same as 2005.

COMPARISON OF RESULTS FOR THE NINE-MONTH PERIOD

North America

Revenues increased to $614.7 million in the first nine months of 2006 from $576.1 million in the first nine months of 2005, an increase of 7% (6% on a constant currency basis), due to improvements in the armored transportation line of business, Global Services and Cash Logistics, each as a result of higher volumes. Operating profit in the first nine months of 2006 improved compared to the same period last year partially as a result of the higher revenues, but primarily as a result of lower expenses related to pensions, other employee benefits, and safety and security costs. The Company anticipates that safety and security costs may begin to increase in future periods.

Pension expense was $13.0 million lower in the first nine months of 2006 compared to the prior-year period as a result of the Company’s decision to freeze U.S. defined benefit pension plan benefits at December 31, 2005. This decrease was partially offset by a $3.8 million increase in the expense associated with the U.S. defined contribution plans in the first nine months of 2006 as these benefits were enhanced.

International

Revenues increased in the first nine months of 2006 over the prior-year period in EMEA and South America. Higher revenues in South America were primarily due to organic revenue growth. Higher revenues in EMEA in the first nine months of 2006 were primarily the result of acquisitions. Relatively flat revenues in Asia-Pacific were due to the loss of a locally significant customer in Australia during the third quarter of 2006. International operating profit in the first nine months of 2006 was higher than the same 2005 period primarily due to the effects of strong volumes in South America and EMEA, globally lower safety and security costs and lower restructuring charges. The Company anticipates that safety and security costs may begin to increase in future periods.

EMEA. Revenues increased to $765.1 million in the first nine months of 2006 from $713.5 million in the first nine months of 2005, an increase of 7% (9% on a constant currency basis). Revenues in the first nine months of 2006 were higher primarily as a result of acquisitions. Brink’s acquired operations in Luxembourg, Scotland and Ireland in the first quarter of 2005, and Poland, Hungary, and the Czech Republic in the second quarter of 2005, and in Mauritius in the second quarter of 2006. These acquisitions increased revenues by $29.5 million in the first nine months of 2006 compared to the same period last year but did not have a significant impact on operating profit.

Operating profit was higher in the first nine months of 2006 compared to the prior-year period primarily due to restructuring charges recorded in the first nine months of 2005, as well as improvements in operations in France. These restructuring charges related primarily to the Company’s Belgian and Dutch operations. The actions leading to such charges in 2005 have improved operational performance in 2006.

South America. Revenue in the first nine months of 2006 increased to $322.7 million from $253.9 million in the first nine months of 2005, a 27% increase (24% on a constant currency basis). Revenues increased primarily due to higher volumes across the region. Operating profit in the first nine months of 2006 was significantly stronger than that of the same period for 2005 primarily due to the above-mentioned volume increases, particularly in Venezuela, Colombia, Chile, and Argentina and due to both pricing improvement and volume increases in Brazil.

Asia-Pacific. Revenues in the first nine months of 2006 of $53.2 million remained relatively flat versus the first nine months of 2005. Revenues remained constant primarily due to stronger performance of the Global Service operations in Hong Kong and Japan, offset by the lower revenues caused by the loss of a major customer in Australia early in the third quarter.

Early in the third quarter of 2006 the Company’s Australian operation lost its largest customer. The Company took actions to restructure the operation in the second and third quarters, and recorded charges of $4.6 million in the first nine months of 2006. The charges principally related to paying or accruing severance payments to employees and obligations to lessors of closed branches. Additional insignificant restructuring charges may be recorded during the fourth quarter of 2006.

Excluding the restructuring charges, Asia-Pacific operating profit in the first nine months of 2006 was about the same as 2005.

Brink’s Home Security

(In millions)	Three Months Ended September 30,		% change	Nine Months Ended September 30,		% change
	2006	2005		2006	2005
Revenues	$111.6	100.4	11	$326.0	289.1	13
Operating profit:
Recurring services (a)	$45.1	42.3	7	$134.5	127.5	5
Investment in new subscribers (b)	(21.7)	(21.0)	3	(63.2)	(60.4)	5

	$23.4	21.3	10	$71.3	67.1	6

Monthly recurring revenues (c)				$31.8	28.4	12

Cash flow information:
Depreciation and amortization (d)	$17.3	14.7	18	$49.7	42.9	16
Impairment charges from subscriber disconnects	12.6	13.3	(5)	35.7	32.9	9
Amortization of deferred revenue (e)	(8.1)	(8.0)	1	(23.6)	(21.7)	9
Deferral of subscriber acquisition costs (current year payments)	(6.2)	(5.9)	5	(18.5)	(16.9)	9
Deferral of revenue from new subscribers (current year receipts)	11.5	10.4	11	33.5	30.2	11
Capital expenditures (f)	(41.0)	(38.7)	6	(123.3)	(119.7)	3

(a)	Reflects operating profit generated from the existing subscriber base including the amortization of deferred revenues.
(b)	Primarily marketing and selling expenses, net of the deferral of direct selling expenses (primarily a portion of sales commissions), incurred in the acquisition of new subscribers.
(c)	See “Reconciliation of Non-GAAP Measures - Monthly Recurring Revenues.”
(d)	Includes amortization of deferred subscriber acquisition costs.
(e)	Includes amortization of deferred revenue from active subscriber accounts, as well as the immediate recognition of deferred revenue from subscriber disconnects.
(f)	Capital expenditures in the third quarter of 2006 include $0.5 million for the development of the Knoxville, Tennessee, facility ($6.0 million in the first nine months of 2006). Capital expenditures in the first quarter of 2005 included $10.2 million for the purchase of BHS’ headquarters in Irving, Texas. That facility was formerly leased.

COMPARISON OF RESULTS FOR THE THIRD QUARTER

Revenues. The 11% increase in BHS’ revenues in the third quarter of 2006 over the same prior-year period was primarily due to a larger subscriber base and slightly higher average monitoring rates. These factors also contributed to a 12% increase in monthly recurring revenues measured at September 2006 as compared to September 2005.

Operating profit. Operating profit increased $2.1 million for the third quarter of 2006 compared to the same period last year as higher profit from recurring services was partially offset by increased investment in new subscribers. Higher profit from recurring services was primarily due to increased revenues and cost efficiencies generated from the larger subscriber base partially offset by incremental operating costs for the new Knoxville facility. In addition, operating profit in the third quarter of 2005 benefited from a $1.2 million reduction in the allowance for doubtful accounts. Higher investment in new subscribers was primarily due to higher marketing expenses incurred in traditional branch operations, partially offset by lower expenses, net of revenues, in the Home Technologies division due primarily to a decline in business derived from major home builders.

BHS continues to increase its presence in commercial alarm installation and monitoring. However, BHS is also experiencing a decrease in the volume of its Home Technologies installation business in new homes through its relationships with major home builders.

The construction of a second monitoring center in Knoxville, Tennessee, is complete and the facility began operations on February 28, 2006. Operating the new facility has resulted in additional operating expense. The Knoxville center provides additional service capacity for the existing subscriber base, increased capacity to sustain BHS’ continued growth and enhanced security and disaster recovery capabilities. This investment in additional infrastructure capacity is expected to have a positive impact on future growth and productivity.

Fuel costs stabilized and copper prices declined during the third quarter of 2006, although the costs of both are higher than in the third quarter of 2005. These higher costs have not significantly affected operating profit primarily because a large portion of these costs are capitalized as part of the costs of installing new monitoring sites. If fuel and copper costs remain high, and BHS is not able to increase prices, margins in the future could be affected.

COMPARISON OF RESULTS FOR THE NINE-MONTH PERIOD

Revenues. The 13% increase in BHS’ revenues in the first nine months of 2006 over the same prior-year period was primarily due to a larger subscriber base and slightly higher average monitoring rates.

Operating profit. Operating profit increased $4.2 million in the first nine months of 2006 compared to the same period last year as higher profit from recurring services was partially offset by increased investment in new subscribers. Higher profit from recurring services was primarily due to increased revenues and cost efficiencies generated from the larger subscriber base partially offset by incremental operating costs for the new Knoxville facility. In addition, operating profit in the first nine months of 2005 benefited from a $3.3 million reduction in the allowance for doubtful accounts. Higher investment in new subscribers was primarily due to a higher number of installations and higher marketing expenses incurred in traditional branch operations, partially offset by lower expenses, net of revenues, in the Home Technologies division due primarily to a decline in business derived from major home builders.

Subscriber activity

(In millions)	Three Months Ended September 30,		% change	Nine Months Ended September 30,		% change
	2006	2005		2006	2005
Number of subscribers:
Beginning of period	1,072.6	973.0	10	1,018.8	921.4	11
Installations (a)	45.0	43.8	3	131.3	125.4	5
Disconnects (a)	(19.3)	(19.0)	2	(51.8)	(49.0)	6

End of period	1,098.3	997.8	10	1,098.3	997.8	10

Average number of subscribers	1,085.1	986.0	10	1,059.3	960.0	10
Annualized disconnect rate (b)	7.1%	7.7%		6.5%	6.8%

(a)	Customers who move from one location and then initiate a new monitoring agreement at a new location are not included in either installations or disconnects. Dealer accounts cancelled and charged back to the dealer during the specified contract term are also excluded from installations and disconnects. Inactive sites that are returned to service reduce disconnects. No additional disconnects were recorded for the first nine months of 2006 as a result of Hurricane Katrina.
(b)	The disconnect rate is a ratio, the numerator of which is the number of customer cancellations during the period and the denominator of which is the average number of subscribers during the period. The gross number of customer cancellations is reduced for customers who move from one location and then initiate a new monitoring agreement at a new location, accounts charged back to the dealers because the customers cancelled service during the specified contractual term and inactive sites that are returned to active service during the period.

Installations were 3% higher in the third quarter of 2006 as compared to the third quarter of 2005. Installations were 5% higher in the first nine months of 2006 compared to the first nine months of 2005. Growth in installations was obtained through the growing dealer network and an increase in commercial account development, which amounted to almost 7% of the installations in the third quarter. Installation growth has slowed in 2006 due to several factors, including changes in the Company’s marketing program, sluggish real estate activity in many markets and a reported decrease in overall industry spending on direct advertising. The Company has adjusted its marketing program and expects to see improvement in the rate of installation growth.

Disconnect rates are typically higher in the second and third calendar quarters of the year because of an increase in residential moves during summer months. The annualized disconnect rate for the third quarter of 2006 was 7.1% compared to 7.7% for the same period of 2005. The disconnect rate in the third quarter of 2005 was unusually high due to the effects of Hurricane Katrina.

BHS has observed a slowing in the rate of household moves in many regions of the country during the first nine months of 2006, a trend which may continue for several more quarters. Household moves are the largest reason for both the initiation of new monitoring contracts as well as cancellations. Therefore, for the next two quarters the growth rate of new installations may be lower than in the comparable quarters in the prior year, although the growth rate should improve from the rates reported for the second and third quarters of 2006. It is also possible that disconnect rates may improve, when compared to the same quarters in 2005 and 2006.

Actual disconnects incurred and recorded as a result of Hurricane Katrina totaled approximately 4,600 through September 30, 2006, compared to the 4,700 estimate recorded in 2005. Additional disconnects are not expected to be significant. BHS is preparing to file an insurance claim related to Hurricane Katrina for property damage insurance coverage for losses sustained in 2005 and 2006 and claims under its business interruption policy for lost operating profits. BHS believes its claim will range from approximately $4 million to $6 million. The Company expects property losses of $1.8 million to be fully covered by insurance and, as such, recognized insurance recoveries in 2005 to the extent of recorded property losses. Because the Company’s insurance coverage provides for replacement value, it may record proceeds in excess of realized losses when its claim is ultimately settled. Insurance proceeds for business interruption insurance will be recognized as a gain when claims are settled.

Reconciliation of Non-GAAP Measures – Monthly Recurring Revenues

	Nine Months Ended September 30,
(In millions)	2006	2005
September:
Monthly recurring revenues (“MRR”) (a)	$31.8	28.4
Amounts excluded from MRR:
Amortization of deferred revenue	2.6	2.9
Other revenues (b)	2.7	2.5

Revenues on a GAAP basis	$37.1	33.8

Revenues on a GAAP basis:
September	$37.1	33.8
January – August	288.9	255.3

January – September	$326.0	289.1

(a)	MRR is calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for contracted monitoring and maintenance services.
(b)	Revenues that are not pursuant to monthly contractual billings.

The Company uses MRR as one factor in the evaluation of BHS’ performance and believes the presentation of MRR is useful to investors because the measure is widely used in the industry to assess the amount of recurring revenues from subscriber fees that a monitored security business produces. This supplemental non-GAAP information should be viewed in addition to, not in lieu of, the Company’s consolidated statements of operations.

Corporate Expense – The Brink’s Company

(In millions)	Three Months Ended September 30,		% change	Nine Months Ended September 30,		% change
	2006	2005		2006	2005
Corporate expense	$13.9	9.8	42	$36.1	29.6	22

Corporate expense was higher in the third quarter and the first nine months of 2006 compared to the same 2005 periods due primarily to the recording of share-based compensation costs. Corporate expenses include compensation cost of $4.6 million in the third quarter of 2006 and $6.2 million in the first nine months of 2006 due to the adoption of SFAS 123(R). Corporate expense is expected to include $1.0 million of share-based compensation costs in the fourth quarter of 2006. See notes 1 and 6 to the consolidated financial statements for further information regarding the adoption of SFAS 123(R).

Former Operations - included in Continuing Operations

(In millions)	Three Months Ended September 30,		% change	Nine Months Ended September 30,		% change
	2006	2005		2006	2005
Company-sponsored postretirement benefits other than pensions	$2.9	8.6	(66)	$10.2	26.6	(62)
Black lung	0.9	0.9	—	2.8	3.1	(10)
Pension	1.1	1.2	(8)	2.8	3.4	(18)
Administrative, legal and other coal expenses, net	1.4	1.5	(7)	4.4	5.2	(15)
Gains on sales of property and equipment and other income	(0.2)	(3.4)	(94)	(1.0)	(5.4)	(81)

	$6.1	8.8	(31)	$19.2	32.9	(42)

Expense from former operations decreased significantly in the 2006 periods compared to the same periods last year primarily due to lower postretirement medical expenses. Postretirement benefit expenses were lower due to higher estimated returns related to the significant increase in plan assets as a result of the $225 million contribution to the VEBA made in January 2006.

The Company recognized a $2.8 million gain in the third quarter of 2005 related to the formal transfer of reclamation liabilities associated with a 2003 sale of a coal business.

Foreign Operations

The Company operates in approximately 50 countries, each with a local currency other than the U.S. dollar. Because the financial results of the Company are reported in U.S. dollars, results are affected by changes in the value of the various foreign currencies in relation to the U.S. dollar. Changes in exchange rates may also affect transactions which are denominated in currencies other than the functional currency of the affected subsidiary. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency fluctuations in any one country may have on the Company’s consolidated results. The Company, from time to time, may use foreign currency forward contracts to hedge transactional risks associated with foreign currencies. No material forward currency forward contracts were outstanding at September 30, 2006. Translation adjustments of net monetary assets and liabilities denominated in the local currency relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period.

Brink’s Venezuelan subsidiaries were considered to be operating in a highly inflationary economy during 2002. However, effective January 1, 2003, the economy in Venezuela was no longer considered to be highly inflationary. It is possible that Venezuela may be considered highly inflationary again at some time in the future. No subsidiaries operated in highly inflationary economies for the nine months ending September 30, 2006 and 2005.

The Company is exposed to certain risks when it operates in highly inflationary economies, including the risk that

•	the rate of price increases for services will not keep pace with the cost of inflation;

•	adverse economic conditions in the highly inflationary country may discourage business growth which could affect the demand for the Company’s services; and

•	the devaluation of the currency may exceed the rate of inflation and reported U.S. dollar revenues and profits may decline.

Brink’s Venezuela is also subject to local laws and regulatory interpretations that determine the exchange rate at which repatriating dividends may be converted. It is possible that Brink’s Venezuela may be subject to less favorable exchange rates on dividend remittances in the future. The Company’s reported U.S. dollar revenues, earnings and equity would be adversely affected if revenues and operating profits of Brink’s Venezuela were to be reported using a less favorable currency exchange rate.

The Company is also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, political instability, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects, if any, of such risks on the Company cannot be predicted.

Other Operating Income, Net

The line items below are recorded within operating profit of the two business segments, or within corporate or former operations expenses.

(In millions)	Three Months Ended September 30,		% change	Nine Months Ended September 30,		% change
	2006	2005		2006	2005
Share in earnings of equity affiliates	$0.8	0.6	33	$2.3	1.9	21
Gains on sales of operating assets	0.3	3.3	(91)	0.1	3.8	(97)
Royalty income	0.4	0.3	33	1.6	1.2	33
Foreign currency transaction losses, net	(0.2)	(0.7)	(71)	(1.0)	(2.4)	(58)
Other	0.6	2.1	(71)	2.0	4.2	(52)

	$1.9	5.6	(66)	$5.0	8.7	(43)

Nonoperating Income and Expense

Interest expense

(In millions)	Three Months Ended September 30,		% change	Nine Months Ended September 30,		% change
	2006	2005		2006	2005
Interest expense	$4.0	4.2	(5)	$10.8	14.0	(23)

Interest expense in the 2006 periods was lower than prior-year periods as a result of the payment of the Senior Notes and other debt with a portion of the proceeds from the sale of BAX Global. The Company expects interest expense to continue to be less than prior-year periods in the fourth quarter of 2006 as a result of lower debt levels.

Interest and other income (expense), net

(In millions)	Three Months Ended September 30,		% change		Nine Months Ended September 30,		% change
	2006	2005			2006	2005
Interest income	$2.5	1.4	79		$11.5	3.4	200	+
Dividend income from real estate investment	1.9	1.5	27		4.7	3.5	34
Senior Notes prepayment make-whole amount	—	—	—		(1.6)	—	NM
Other, net	(0.4)	(0.1)	200	+	(0.5)	0.2	NM

	$4.0	2.8	43		$14.1	7.1	99

Interest income was higher in the 2006 periods compared to the prior year due to income from higher levels of marketable securities. In addition, the Company received dividends of $4.7 million in the first nine months of 2006 from a real estate investment compared to $3.5 million in the first nine months of 2005. The Company made a $1.6 million make-whole payment associated with the prepayment of the Senior Notes on March 31, 2006.

Minority interest

(In millions)	Three Months Ended September 30,		% change	Nine Months Ended September 30,		% change
	2006	2005		2006	2005
Minority interest	$4.1	4.0	3	$11.2	10.3	9

Income Taxes

Continuing operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2006	2005	2006	2005
Provision for income taxes	$23.2	15.2	$60.0	38.0
Effective tax rate	48.3%	39.4%	46.1%	51.3%

The effective income tax rate of 48% for the third quarter of 2006 was higher than in previous quarters of 2006 and the third quarter of 2005. The increase in the tax rate is related primarily to a change in the mix of expected income and losses by jurisdictions. In particular, the Company does not record the tax benefit of losses in jurisdictions where the Company has previously concluded that valuation allowances were necessary.

The effective income tax rate on continuing operations in the first nine months of 2006 was higher than the 35% U.S. statutory tax rate primarily due to $8.3 million of state tax expense and a $7.5 million net increase in the valuation allowance for non-U.S. deferred tax assets. The Company establishes or reverses valuation allowances for non-U.S. deferred tax assets depending on all available information including historical and expected future operating performance of its subsidiaries. During the first nine months of 2006, the Company established a $2.2 million valuation allowance for deferred tax assets for Brink’s Australian operations and reversed a $1.4 million valuation allowance for Brink’s Argentinean operations. Pretax losses in other non-U.S. jurisdictions where the Company had previously concluded that valuation allowances were necessary also increased the effective income tax rate since no tax benefits for these losses were recognized.

The effective income tax rate on continuing operations in the third quarter and first nine months of 2005 was higher than the 35% U.S. statutory tax rate primarily due to the establishment of valuation allowances for deferred tax assets related to certain Brink’s European operations.

The Company’s effective tax rate may fluctuate materially from period to period due to changes in the expected geographical mix of earnings, changes in valuation allowances or accruals for contingencies and other factors. Subject to the above factors, the Company currently expects that the effective tax rate on continuing operations for the fourth quarter and full year 2006 will approximate 46%. The tax rate in 2007 is expected to be 42%-45%.

Discontinued operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2006	2005	2006	2005
Provision (benefit) for income taxes	$(1.3)	(21.5)	$214.9	(14.1)
Effective tax rate	NA	N/A	35.5%	N/A

The tax provision for discontinued operations in the first nine months of 2006 primarily included the tax on the gain on the sale of BAX Global.

The Company recognized a $27.4 million tax benefit in the third quarter of 2005 as the Company finalized discussions with the Internal Revenue Service over certain tax credit carryforwards related to the former natural resources businesses.

Discontinued Operations

BAX Global’s results of operations have been reported as discontinued operations for all periods presented. The following table shows selected financial information included in discontinued operations for the month ended January 31, 2006, and the three and nine months ended September 30, 2005.

(In millions)	One Month Ended January 31, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
BAX Global:
Revenues	$230.0	738.0	2,042.9
Pretax income	7.0	21.1	42.9

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” BAX Global ceased depreciating and amortizing long-lived assets after November 2005, the date that BAX Global was classified as held for sale. Had BAX Global not ceased recording depreciation and amortization, its pretax income in January 2006 would have been $3.7 million.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows before financing activities were $721.8 million higher in the first nine months of 2006 as compared to the first nine months of 2005. The increase was primarily due to the proceeds from the sale of BAX Global, partially offset by the purchase of short-term marketable securities, contributions to the VEBA and the settlement of certain pension withdrawal liabilities. In addition, the first nine months of 2006 included lower cash outflows for acquisitions and higher cash outflows for capital expenditures.

On January 31, 2006, the Company received approximately $1.1 billion in cash from the sale of BAX Global. The Company immediately used the proceeds to contribute $225 million to the VEBA. On March 31, 2006, the Company prepaid its Senior Notes for $60.0 million (including a $1.6 million make whole payment). During the first nine months of 2006, the Company used $624 million to repurchase shares of its common stock, including $5 million of repurchases settled in October.

Summary of Cash Flow Information

(In millions)	Nine Months Ended September 30,		$ change
	2006	2005
Cash flows from operating activities:
Continuing operations:
Before contribution to VEBA	$175.4	182.2	(6.8)
Contribution to VEBA	(225.0)	—	(225.0)

Subtotal	(49.6)	182.2	(231.8)
Discontinued operations:
BAX Global	5.8	113.9	(108.1)
Federal Black Lung Excise Tax refunds	15.1	—	15.1
Settlement of pension withdrawal liabilities	(20.4)	—	(20.4)
Other	(0.4)	—	(0.4)

Operating activities	(49.5)	296.1	(345.6)

Cash flows from investing activities:
Continuing operations:
Capital expenditures	(204.6)	(193.5)	(11.1)
Acquisitions	(12.4)	(51.3)	38.9
Proceeds from sale of BAX Global (a)	1,010.5	—	1,010.5
Proceeds from sale of coal business	—	5.0	(5.0)
Purchases of marketable securities, net	(25.7)	(6.2)	(19.5)
Other	2.4	1.7	0.7
Discontinued operations - BAX Global	(5.2)	(58.1)	52.9

Investing activities	765.0	(302.4)	1,067.4

Cash flows before financing activities	$715.5	(6.3)	721.8

(a)	Net of $90.3 million cash held by BAX Global at the date of sale.

Operating Activities

Operating cash flows from continuing operations declined by $232 million in the first nine months of 2006 compared to the same period in 2005 as a result of the $225 million contribution to the VEBA.

Effective January 1, 2006, the Company funds its U.S. defined contribution plan matching expense in cash rather than Company stock. The Company made cash matching contributions of $12.1 million to its U.S. 401(k) plan for the first nine months of 2006.

Operating cash flows from discontinued operations in January 2006 includes $15.1 million of Federal Black Lung Excise Tax (“FBLET”) refunds. The Company paid $20.4 million in July 2006 to settle its withdrawal liabilities for two coal industry multi-employer pension plans.

Investing Activities

Cash flows from investing activities increased by $1,067.4 million in the first nine months of 2006 versus the first nine months of 2005 primarily due to approximately $1.1 billion in proceeds from the sale of BAX Global received in the first quarter of 2006. The Company also purchased marketable securities with a portion of the proceeds. In addition, cash flows in the first nine months of 2006 improved due to lower cash outflows of $38.9 million for acquisitions.

Capital expenditures were as follows:

(In millions)	Nine Months Ended September 30,		$ change
	2006	2005
Capital expenditures:
Brink’s	$81.0	73.3	7.7
Brink’s Home Security	123.3	119.7	3.6
Corporate	0.3	0.5	(0.2)

Capital expenditures	$204.6	193.5	11.1

Brink’s capital expenditures in 2006 were primarily for new facilities, cash processing and security equipment, armored vehicles, and information technology. Brink’s capital expenditures in 2005 included $2.3 million to purchase a branch facility which was formerly leased.

Capital expenditures at BHS were slightly higher in 2006 primarily as a result of growth in the number of security system installations. BHS capital expenditures in the first nine months of 2006 also included $6.0 million for the development of the second monitoring facility in Knoxville, Tennessee. BHS capital expenditures in the first nine months of 2005 included $10.2 million for the purchase of BHS headquarters in Irving, Texas, which was previously leased.

Capital expenditures of continuing operations for the full-year 2006 are currently expected to range from $270 million to $280 million versus $272 million in 2005.

Business Segment Cash Flows

The Company’s cash flows before financing activities for each of the operating segments are presented below:

(In millions)	Nine Months Ended September 30,		$ change
	2006	2005
Cash flows before financing activities
Continuing operations:
Business segments:
Brink’s	$47.8	(0.5)	48.3
BHS	21.6	14.6	7.0

Subtotal of business segments	69.4	14.1	55.3

Corporate and former operations:
Proceeds from sale of BAX Global (a)	1,010.5	—	1,010.5
Proceeds from sale of coal business	—	5.0	(5.0)
Contribution to VEBA	(225.0)	—	(225.0)
Purchases of marketable securities, net	(25.7)	(6.2)	(19.5)
Other	(108.6)	(75.0)	(33.6)

Subtotal of continuing operations	720.6	(62.1)	782.7

Discontinued operations:
BAX Global	0.6	55.8	(55.2)
FBLET refund	15.1	—	15.1
Settlement of pension withdrawal liabilities	(20.4)	—	(20.4)
Other	(0.4)	—	(0.4)

Cash flows before financing activities	$715.5	(6.3)	721.8

(a)	Net of $90.3 million cash held by BAX Global at the date of sale.

Brink’s

Cash flows before financing activities in the first nine months of 2006 at Brink’s increased by $48.3 million over the same period in 2005 primarily due to a $38.9 million decrease in cash used for acquisitions. In addition, higher operating profit contributed to the increase.

BHS

The increase in BHS’ cash flows before financing activities is primarily due to higher cash flows from operations as a result of higher earnings partially offset by higher capital expenditures, as previously mentioned.

Corporate and Former Operations

The Company received approximately $1.1 billion in net proceeds from the sale of BAX Global during the nine months of 2006 ($1.0 billion net of the cash held by BAX Global at the date of sale). The Company immediately contributed $225 million to the VEBA. The Company also purchased marketable securities with a portion of the proceeds. The Company paid $44 million in the first nine months of 2006 of its estimated $61 million 2006 U.S. income tax liability.

Discontinued Operations

Cash flows before financing activities at BAX Global in 2006 included one month of operations compared to the nine months of operations in the 2005 period.

The Company received approximately $15.1 million in FBLET refunds in the first quarter of 2006. The Company paid $20.4 million in July 2006 to settle two multi-employer pension plan withdrawal liabilities.

Financing Activities

Summary of cash flows from financing activities

	Nine Months Ended September 30,
(In millions)	2006	2005
Changes in:
Short-term debt	$(0.6)	24.6
Revolving Facility	(58.3)	35.7
Senior Notes	(76.7)	(18.3)
Other	(9.0)	(12.4)

Net borrowings (repayments) of debt	(144.6)	29.6

Repurchases of common stock of the Company	(618.5)	—
Dividends to shareholders of the Company	(7.2)	(4.2)
Dividends to minority interests in subsidiaries	(8.8)	(6.3)
Proceeds from the exercise of stock options	17.8	10.2
Other, net	1.3	(1.0)
Discontinued operations	5.4	(0.3)

Financing activities	$(754.6)	28.0

During the first nine months of 2006, the Company used $624 million to purchase shares of its common stock, including $5 million of repurchases settled in October and the purchase of 10,355,263 shares at $51.20 per share for a total of $530 million in a Dutch Auction self-tender offer on April 11, 2006.

The Company made scheduled payments of $18.3 million in January 2006 related to its Senior Notes. On March 31, 2006, the Company prepaid the outstanding $58.4 million balance of its Senior Notes and made a make-whole payment of $1.6 million. The Senior Notes were terminated upon prepayment.

The Company’s operating liquidity needs are typically financed by short-term debt and the Revolving Facility, described below.

On May 5, 2006, the board of directors authorized an increase in the Company’s regular dividend to an annual rate of $0.25 per share, up from an annual rate of $0.10 per share. The Company paid $0.0625 in both the second and third quarters of 2006 and $0.025 per share dividend on its common stock in the first quarter of 2006. In the first nine months of 2005, the Company paid three $0.025 per share quarterly dividends on its common stock. On October 31, 2006, the board declared a regular quarterly dividend of $0.0625 per share payable on December 1, 2006. Future dividends are dependent on the earnings, financial condition, cash flow and business requirements of the Company, as determined by the board of directors.

Capitalization

The Company uses a combination of debt, leases, and equity to capitalize its operations.

Net Debt reconciled to GAAP measures

(In millions)	September 30, 2006	December 31, 2005
Short-term debt and current maturities of long-term debt	$37.9	61.0
Long-term debt	144.7	251.9

Debt	182.6	312.9
Less cash and cash equivalents	(138.5)	(96.2)
Less current marketable securities	(16.6)	—

Net Debt	$27.5	216.7

Net Debt is used by management as a measure of the Company’s financial leverage and the Company believes that investors also may find it to be helpful in understanding the financial leverage of the Company. This supplemental non-GAAP information should be viewed in conjunction with the Company’s consolidated balance sheets. The Company’s Net Debt position at September 30, 2006, as compared to December 31, 2005, improved primarily due to approximately $1.0 billion in net cash received from the sale of BAX Global.

Debt

The Company entered into a new unsecured $400 million revolving bank credit facility with a syndicate of banks (the “Revolving Facility”) in the third quarter of 2006. The new facility replaces a $400 million revolving credit facility that was scheduled to mature in 2009 and that was terminated during the third quarter. The new facility’s interest rate is based on LIBOR plus a margin, prime rate, or competitive bid. The facility allows the Company to borrow (or otherwise satisfy credit needs) on a revolving basis over a five-year term ending in August 2011. As of September 30, 2006, $330.4 million was available under the revolving credit facility.

The Company also has an unsecured $150 million credit facility with a bank to provide letters of credit and other borrowing capacity over a five-year term ending in December 2009 (the “Letter of Credit Facility”). The Company has used the Letter of Credit Facility to replace surety bonds and other letters of credit needed to support its activities. As of September 30, 2006, $8.7 million was available under this Letter of Credit Facility. The Revolving Facility and the multi-currency revolving credit facilities described below are also used for the issuance of letters of credit and bank guarantees.

The Company has three unsecured multi-currency revolving bank credit facilities with a total of $124 million in available credit, of which approximately $83.2 million was available at September 30, 2006. When rates are favorable, the Company also borrows from other U.S. banks under short-term uncommitted agreements. Various foreign subsidiaries maintain other secured and unsecured lines of credit and overdraft facilities with a number of banks. Amounts outstanding under these agreements are included in short-term borrowings.

On March 31, 2006, the Company prepaid the outstanding balance of its Senior Notes for $60 million including a make-whole payment of $1.6 million. The Senior Notes were terminated upon prepayment.

A number of the Company’s subsidiaries, including Brink’s and BHS, guaranteed the Revolving Facility. The Revolving Facility and the multi-currency revolving bank credit facilities each contain various financial and other covenants. The financial covenants, among other things, limit the Company’s total indebtedness and provide for minimum coverage of interest costs. If the Company were not to comply with the terms of its various loan agreements, the repayment terms could be accelerated. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements. The Company was in compliance with all financial covenants at September 30, 2006.

The Company believes it has adequate sources of liquidity to meet its near-term requirements.

Operating leases

The Company has residual value guarantees of $65.7 million at September 30, 2006, related to operating leases, principally for trucks and other vehicles.

Equity

At September 30, 2006, the Company had 100 million shares of common stock authorized and 48.6 million shares issued and outstanding. Of the outstanding shares, 2.3 million shares held by The Brink’s Company Employee Benefits Trust (the “Employee Benefits Trust”) at September 30, 2006, have been accounted for similarly to treasury stock for earnings per share calculation purposes. In July 2006, the Company’s board of directors approved the issuance of 2.0 million additional shares to the Employee Benefits Trust. The shares were issued in August 2006 and are included in the September 30 amount above. As discussed below, the Company purchased and retired a total of 12.2 million shares of its own common stock pursuant to a $530 million “Dutch auction” self-tender offer in April 2006, and $100 million of subsequent open market purchases made between May 22 and October 5, 2006. The shares purchased and retired represented 21% of the number of shares outstanding at December 31, 2005.

Dutch Auction

On March 8, 2006, the Company’s board of directors authorized a “Dutch Auction” self-tender offer to purchase up to 10,000,000 shares of the Company’s common stock. Under certain circumstances up to an additional 2% of the outstanding common stock was authorized to be purchased in the tender offer. The tender offer began on March 9, 2006, and expired on April 6, 2006, and was subject to the terms and conditions described in the offering materials mailed to the Company’s shareholders and filed with the SEC. On April 11, 2006, the Company purchased 10,355,263 shares in the tender offer at $51.20 per share for a total of approximately $530.2 million in cash. The Company incurred $0.7 million in costs associated with the purchase.

Other repurchases

Following the self-tender offer, the board authorized up to $100 million of additional purchases of outstanding Company common stock from time to time as market conditions warranted and as covenants under existing agreements permitted. The additional stock purchase program did not require any specific number of shares be purchased. Under the program, the Company purchased $100 million of common stock between May 22 and October 5, 2006, representing 1,823,118 shares at an average price of $54.85 per share. Of these shares, through September 30, 2006, the Company purchased 1,692,600 shares at an average $54.98 per share for a total of $93.1 million under this program. From October 1, 2006, to October 5, 2006, the Company purchased another 130,518 shares at an average price of $53.19 per share for a total of $6.9 million under this program. The Company has no remaining authority under the program as of October 5, 2006.

The Company has the authority to issue up to 2.0 million shares of preferred stock, par value $10 per share.

Other Contingencies

Value-added taxes and customs duties

During 2004, the Company determined that one of its non-U.S. Brink’s business units had not paid customs duties and VAT with respect to the importation of certain goods and services. The Company was advised that civil and criminal penalties could be asserted for the non-payment of these customs duties and VAT. Although no penalties have been asserted to date, they could be asserted at any time. The business unit has provided the appropriate government authorities with an accounting of unpaid customs duties and VAT and has made payments covering its calculated unpaid VAT. The Company believes that the range of reasonably possible losses is between $0.4 million and $3.0 million for potential penalties on unpaid VAT and has accrued $0.4 million. The Company believes that the range of possible losses for unpaid customs duties and associated penalties, none of which has been accrued, is between $0 and $35 million. The Company believes that the assertion of the penalties on unpaid customs duties would be excessive and would vigorously defend against any such assertion. The Company does not expect to be assessed interest charges in connection with any penalties that may be asserted. The Company continues to diligently pursue the timely resolution of this matter and, accordingly, the Company’s estimate of the potential losses could change materially in future periods. The assertion of potential penalties may be material to the Company’s financial position and results of operations.

Health Benefit Act

The Company is obligated to pay premiums to the United Mine Workers of America (“UMWA”) Combined Benefit Fund, as described in the Company’s 2005 Annual Report on Form 10-K. At September 30, 2006, the Company had $170.4 million recorded for the obligation, reflecting the recorded liability at December 31, 2005, less payments made in 2006 and $1.1 million of expense recorded in the first nine months of 2006 to reflect a slight increase in the number of beneficiaries.

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

Other loss contingencies

The Company recorded expense of $4.8 million in the first nine months of 2005 to reflect an increase in the estimated cost of reclamation at its former coal mines. The estimate of the cost of reclamation may change materially in the future. The Company also has other contingent liabilities, primarily related to former operations, including those for expected settlement of coal-related workers’ compensation claims.

Gain contingency - insurance claims

The Company is preparing to file insurance claims of $5.0 million to $7.5 million related to property damage and business interruption insurance coverage for losses sustained from Hurricane Katrina for Brink’s and BHS. As of September 30, 2006, the Company has recorded a receivable of $1.8 million for claims to be filed, which equals the amount of hurricane-related property losses recognized to date. Because the Company’s property damage insurance coverage provides for replacement value, the Company expects to record proceeds in excess of realized losses when the claims are ultimately settled. Payments for lost revenues under business interruption coverage will be recognized as operating income when the claims are settled.

Market Risks and Hedging and Derivative Activities

The Company has activities in more than 50 countries and a number of different industries. These operations expose the Company to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. In addition, the Company consumes certain commodities in its businesses, exposing it to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by the Company as an integral part of its overall risk management program. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency rate fluctuations in any one country may have on the Company’s consolidated results. The Company’s risk management program considers this favorable diversification effect as it measures the Company’s exposure to financial markets and, as appropriate, seeks to reduce the potentially adverse effects that the volatility of certain markets may have on its operating results. The Company has not had any material change in its market risk exposures in the nine months ended September 30, 2006.

Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In the third quarter of 2006, the Company’s Brink’s, Incorporated subsidiary modified its internal controls related to the consolidation of the financial information included in this filing by upgrading its financial consolidation software.

Other than the above change in internal controls over Brink’s, Incorporated consolidation of financial information, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-looking information

This document contains both historical and forward-looking information. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “may,” “should” and similar expressions may identify forward-looking information. Forward-looking information in this document includes, but is not limited to, statements regarding the effect of new accounting regulations on the Company’s financial statements, anticipated uses of cash, the expectation of significant ongoing expenses and cash outflows related to former operations, the amount and timing of share-based compensation expense for 2006, the impact of rising fuel and copper costs, the impact of globally higher safety and security costs, expectations regarding Brink’s future operating margins and profit growth, anticipated restructuring charges relating to Brink’s operations in Australia, the expected reduction in U.S. retirement benefit plan expenses in 2006, expected contributions to non-U.S. pension plans in 2006, possible insurance recoveries, the outcome of the issue relating to the non-payment of customs duties and value-added tax by a non-U.S. subsidiary of Brink’s, Incorporated, expected revenue, profit and subscriber growth at BHS, changes in the disconnect rate and related expenses at BHS, changes in installation volume at BHS, disconnects in connection with Hurricane Katrina, selective increases in BHS’ monitoring prices, possible increases in the investment in new subscribers, the impact of BHS’ second monitoring center on expenses and future growth and productivity, the expected decline in administrative, legal and other expenses, net, associated with the former coal operations, expectations regarding interest expense for the remainder of 2006, cash out flows arising from the changes to the 401(k) plan, the possibility that Venezuela may be considered highly inflationary again and may be subject to less favorable exchange rates on dividend remittances, the realization of deferred tax assets, the anticipated effective tax rates, the recognition of a gain on the Company’s 2006 U.S. income tax return due to the sale of BAX Global, capital expenditures and net expenses in 2006, depreciation and amortization expense in 2006, anticipated decline in corporate expenses in 2006, the adequacy of sources of liquidity to meet the

Company’s near term requirements, the outcome of pending litigation and estimates for coal-related contingent liabilities. This forward looking information is subject to known and unknown risks, uncertainties, and contingencies that could cause actual results, performance or achievements to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond the control of the Company, include, but are not limited to, strategic initiatives and acquisition opportunities, the demand for capital, changes in assumptions used to determine the fair value of stock options, including the estimated forfeiture rate, term, interest rate, volatility and dividend yield, the willingness of Brink’s customers to absorb surcharges or price increases due to rising costs, the timing of the pass-through of costs by third parties and governmental authorities relating to the disposal of the coal assets, retirement decisions by mine workers, black lung claims incidence, the number of dependents of mine workers for whom benefits are provided, actual medical and legal expenses related to benefits, increases in the Company’s share of the unassigned obligations under the Health Benefit Act, the funding levels and investment performance of pension plans, changes in inflation rates (including medical inflation) and interest rates, changes in participation levels in the Company’s 401(k) plan, actual retirement experience, changes in mortality and morbidity assumptions, acquisitions and dispositions made by the Company, the ability of the operations to identify losses as relating to Hurricane Katrina and positions taken by insurers, the financial condition of the insurers, the return to profitability of operations in jurisdictions where the Company has recorded valuation adjustments, Brink’s ability to cost effectively match customer demand with appropriate resources, Brink’s loss experience, changes in insurance costs, Brink’s ability to integrate recent acquisitions, the performance of Brink’s European operations, the effect of recent restructuring efforts, the input of governmental authorities regarding the non-payment of customs duties and value-added tax, changes in the levels of household moves and new housing starts, changes in the costs of materials and fuel for BHS, the impact of recent changes in BHS’ marketing program, overall marketing activity in the home security sector, the willingness of BHS’ customers to absorb price increases and the actions of BHS’ competitors, BHS’ ability to maintain subscriber growth, costs associated with BHS’ new facility, the ability of BHS to hire and retain high quality employees at reasonable costs in Knoxville, the willingness of police departments to respond to alarms, the willingness of BHS’ customers to pay for private response personnel or other alternatives to police responses to alarms, the demand for capital by the Company and the availability of such capital, the cash, debt and tax position and growth needs of the Company, the funding of and accounting for the VEBA, the determination of taxes owed from the BAX Global sale and offsets to these taxes in addition to the Company’s tax credit carryforwards, the Company’s tax position and the tax impact of various possible uses of the remaining proceeds from the BAX Global sale, the stability of the Venezuelan economy and changes in Venezuelan policy regarding exchange rates for dividend remittances, discovery of new facts relating to civil suits, the addition of claims or changes in relief sought by adverse parties, changes in the scope or method of remediation or monitoring, the financial performance of the Company, costs associated with the purchase and implementation of cash processing and security equipment, information technology costs and costs associated with ongoing contractual obligations, utilization of third-party advisors and the ability of the Company to hire and retain corporate staff, overall economic, political, social and business conditions, seasonality, foreign currency exchange rates, capital markets performance, mandatory or voluntary pension plan contributions, the impact of continuing initiatives to control costs and increase profitability, pricing and other competitive industry factors, labor relations, fuel and copper prices, new government regulations and interpretations of existing regulations, legislative initiatives, judicial decisions, variations in costs or expenses and the ability of counterparties to perform.

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about common stock repurchases by the Company during the quarter ended September 30, 2006.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2006 through July 31, 2006	369,300	$55.19	369,300	$44,522,232
August 1, 2006 through August 31, 2006	329,200	55.63	329,200	26,207,467
September 1, 2006 through September 30, 2006	346,100	55.66	346,100	6,942,880

Total	1,044,600	$55.49	1,044,600	$6,942,880

(1)	On May 5, 2006, the Company’s board of directors authorized the Company to make repurchases of up to $100 million of additional common stock from time to time as market conditions warrant and as covenants under existing agreements permit. The program does not require the Company to acquire any specific number of shares. The Company completed the $100 million share repurchase program on October 5, 2006.

Item 6. Exhibits

Exhibit Number
10	The Brink’s Company 2005 Equity Incentive Plan, as amended and restated as of September 14, 2006.

31.1	Certification of Michael T. Dan, Chief Executive Officer (Principal Executive Officer) of The Brink’s Company, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert T. Ritter, Vice President and Chief Financial Officer (Principal Financial Officer) of The Brink’s Company, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael T. Dan, Chief Executive Officer (Principal Executive Officer) of The Brink’s Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert T. Ritter, Vice President and Chief Financial Officer (Principal Financial Officer) of The Brink’s Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

November 2, 2006	By:	/s/ Robert T. Ritter
Robert T. Ritter
(Vice President - Chief Financial Officer) (principal financial and accounting officer)