Form 10-K
period 2006-12-31
BRINKS CO
filed 2007-02-27
CIK 78890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-9148

THE BRINK’S COMPANY

(Exact name of registrant as specified in its charter)

Virginia	54-1317776
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

P.O. Box 18100, 1801 Bayberry Court Richmond, Virginia	23226-8100
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (804) 289-9600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
The Brink’s Company Common Stock, Par Value $1	New York Stock Exchange
Rights to Purchase Series A Participating Cumulative Preferred Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒             Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐    No  ☒

As of February 22, 2007, there were issued and outstanding 48,502,532 shares of common stock. The aggregate market value of shares of common stock held by nonaffiliates as of June 30, 2006 was $2,598,564,185.

Documents incorporated by reference: Part I, Part II and Part IV incorporate information by reference from the Annual Report of the Company for the year ended December 31, 2006. Part III incorporates information by reference from portions of the Registrant’s definitive 2007 Proxy Statement to be filed pursuant to Regulation 14A.

PART I

ITEM 1.	BUSINESS

The Brink’s Company

The Brink’s Company (the “Company”), a Virginia corporation incorporated in 1930, conducts business in the security industry, principally through its wholly owned subsidiaries, Brink’s, Incorporated (“Brink’s”) and Brink’s Home Security, Inc. (“BHS”).

Over the past several years the Company has changed from a conglomerate, with operations in the security, heavy weight freight transportation, coal and other natural resource industries into a company with its focus solely on the security industry. The Company expects to expand the breadth of its security industry operations, most likely through acquisitions of companies in different sectors of the security industry.

The Company has significant liabilities associated with its former coal business. A portion of the liabilities have been funded with cash contributions to a Voluntary Employees’ Beneficiary Association trust (“VEBA”).

The Company reports its business in two segments represented by Brink’s and BHS. Financial information related to the Company’s segments and former operations is included in the following notes to the consolidated financial statements in the Company’s 2006 Annual Report, which notes are herein incorporated by reference:

•	Brink’s and BHS – note 2

•	Discontinued operations – note 17

The Company has approximately 52,000 employees in the security industry including approximately 48,700 at Brink’s and 3,300 at BHS.

A significant portion of the Company’s business is conducted outside the United States. Because the financial results of the Company are reported in U.S. dollars, they are affected by changes in the value of various foreign currencies in relation to the U.S. dollar. The Company, from time to time, uses foreign currency forward contracts to hedge certain transactional risks associated with foreign currencies. The Company is also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, political instability, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects of such risks on the Company cannot be predicted.

Available Information and Corporate Governance Documents

The Brink’s Company’s internet address is www.brinkscompany.com. The Company makes available, free of charge, through its website, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such information with or furnishes it to the Securities and Exchange Commission. In addition, the Corporate Governance Policies, Business Code of Ethics and the charters of the Audit and Ethics, Compensation and Benefits, and Corporate Governance, Nominating and Management Development Committees of the Company’s Board of Directors are available on the Company’s website and are available in print, without charge, to any shareholder upon request by contacting the Corporate Secretary at 1801 Bayberry Court, P. O. Box 18100, Richmond, Virginia 23226-8100.

SECURITY SERVICES

Brink’s, Incorporated (“Brink’s”)

General

Brink’s is the oldest and largest secure transportation and cash logistics service company in the U.S., and is a market leader in many of the countries in which it operates. Brink’s has operations throughout the world. North America accounted for 34% of Brink’s 2006 revenues. Brink’s in North America serves customers through 182 branches in the U.S. and 52 branches in Canada.

Brink’s operations outside North America are located in approximately 50 countries, with concentrations in Europe, Middle East, and Africa (“EMEA”) (44% of Brink’s 2006 revenues) and Latin America (19% of Brink’s 2006 revenues.) Over the past three years, Brink’s has acquired security operations in numerous countries in EMEA and Latin America. In addition, Brink’s has operations in the Asia-Pacific region of the world that accounted for 3% of Brink’s 2006 revenues. Brink’s largest operations outside North America, in terms of Brink’s 2006 revenues, were located in France, Venezuela, Brazil, the Netherlands, Colombia, Germany, and the United Kingdom. These operations accounted for 73% of Brink’s 2006 revenues outside of North America.

Brink’s ownership interests in subsidiaries and affiliated companies ranged from 20% to 100% at December 31, 2006. In some instances local laws limit the extent of Brink’s ownership interest.

Customers

Brink’s customers include:

•	banks;

•	retail and other commercial businesses;

•	investment banking and brokerage firms; and

•	government agencies, such as a country’s central bank.

Services

The major services offered by Brink’s include:

•	armored car transportation;

•	automated teller machine (“ATM”) replenishment and servicing;

•	currency, deposit processing and cash management services, including “Cash Logistics” services;

•	deploying and servicing safes and safe control devices, including its patented CompuSafe® service;

•	coin sorting and wrapping;

•	integrated check and cash processing services (“Virtual Vault Services”);

•	arranging the secure transportation of valuables (“Global Services”);

•	transporting, storing and destroying sensitive information (“Secure Data Solutions”); and

•	guarding services, including airport security.

Brink’s armored car transportation services generally include the secure transportation of:

•	cash between businesses and banks;

•

cash, securities and other negotiable items and valuables between commercial banks, central banks (such as the U.S. Federal Reserve Banks and their branches and correspondents) and investment banking and brokerage firms;

•	new currency, coins and precious metals for a number of central banks throughout the world; and

•	canceled checks between banks or between a clearing house and its member banks in certain geographic areas.

Brink’s provides coin and currency processing (including “Cash Logistics”) services primarily to banks and retail customers. Cash Logistics is a fully integrated solution that proactively manages the supply chain of cash from point-of-sale through deposit at a bank. The process includes cashier balancing and reporting, deposit processing and consolidation, and electronic information exchange. Retail customers use Brink’s Cash Logistics services to count and reconcile coins and currency in a Brink’s secure environment, to prepare bank deposit information and to replenish retail locations’ coins and currency in proper denominations.

Through its proprietary cash processing and information systems, Brink’s offers customers the ability to integrate a full range of vault, ATM servicing, transportation, storage, processing, inventory management and reporting services. Brink’s believes that the quality and scope of its cash processing and information systems differentiate its Cash Logistics services from its competitors.

Brink’s CompuSafe® services provide retail customers with a proprietary integrated system for safeguarding and managing cash. Brink’s markets its CompuSafe® services to a variety of cash-intensive retail customers, such as convenience stores, gas stations and restaurants. The service includes installing a specialized safe in the retail establishment that holds safeguarded cassettes. The customer’s employees deposit currency into the cassettes which can only be removed by Brink’s armored car personnel. The cassettes are then taken to a secure currency room where the contents are verified and transferred for deposit. Deposit details can then be electronically reported to the customer.

Brink’s Virtual Vault Services combines Cash Logistics, web-based information tools and secure armored transportation to help banks compete in new markets without expanding a branch network. Brink’s verifies and processes incoming deposits, provides web-based management reporting, including deposit, settlement and check image detail, as well as safe, reliable and secure cash transportation.

Brink’s Global Services offers a combined armored car and secure air transportation service between many cities around the world for transporting money and other valuables over long distances. Brink’s uses regularly scheduled or chartered aircraft in connection with its air transportation services. Included in Global Services is a specialized diamond and jewelry secure transportation operation, with offices in the major diamond and jewelry centers of the world.

Brink’s also provides secure document destruction services using its SCS TechnologySM, a high-speed size-controlled shredding system. In 2005, Brink’s launched Secure Data Solutions, which provides customers with domestic and international solutions for transferring, storing and destroying sensitive information. Brink’s uses its armored car transportation, Global Services and document destruction services to ensure sensitive information is transported and handled securely.

Brink’s provides individualized services under separate contracts designed to meet the distinct transportation, security and logistics requirements of its customers. These contracts are usually for an initial term of at least one year but continue in effect thereafter until canceled by either party.

Brink’s offers guarding services to customers in certain markets, including France, Germany, Luxembourg and Greece. A significant portion of this business involves long-term contracts, mostly to provide guarding services to airports. Generally, other contracts for guarding services are for a one-year period, the majority of which are extended. Brink’s guarding security officers are typically stationed at customer sites, and responsibilities include detecting and deterring specific security threats.

Industry and Competition

Brink’s competes with a number of large multinational and many regional and smaller companies throughout the world. Brink’s largest multinational competitors are Group 4 Securicor plc, Securitas AB and Prosegur, Compania de Seguridad, S.A.

Brink’s believes the primary factors that attract and retain customers are security, service quality and price. Brink’s believes its competitive advantages include:

•	“Brink’s” brand name recognition;

•	reputation for a high level of service and security;

•	proprietary cash processing and information systems;

•	high-quality insurance coverage and general financial strength;

•	risk management capabilities; and

•	the ability to offer services around the world to multinational customers.

Brink’s believes its cost structure is generally competitive, although it believes certain competitors may have lower costs as a result of lower wage and employee benefit levels or as a result of different security and service standards.

Competitive conditions often cause customers and potential customers to focus on the cost of all services including armored car services. As a result, Brink’s often faces pricing pressures from competitors in a number of markets. Because Brink’s management believes that the high level of service and security provided differentiates Brink’s from its competitors, Brink’s resists competing on price alone.

The availability of quality and reliable insurance coverage for security services is an important factor in the ability of Brink’s to attract and retain customers and to manage the risks of its business. Brink’s is self-insured for much of the loss of cash or valuables while in its possession, however, Brink’s purchases insurance coverage for losses in excess of what it considers prudent deductibles and/or retentions. Brink’s insurance policies cover security losses from most causes, with the exception of war, nuclear risk and certain other exclusions typical for such policies. Brink’s generally does not offer its customers protection from losses arising from excluded causes.

Insurance for security is provided by different groups of underwriters at negotiated rates and terms. This insurance is available to Brink’s in major markets although the premiums charged are subject to fluctuations depending on market conditions. The security loss experience of Brink’s and, to a limited extent, other armored carriers affects premium rates charged to Brink’s.

Brink’s financial results of operation may vary from period to period. Since revenues are generated from charges per service performed as well as on an ad valorem basis, revenues can be affected by the level of activity in economies in which Brink’s operates and the volume of business for specific customers. In addition, contracts generally run for one or more years and there are costs which must be incurred to prepare to service a new customer or to transition away from one. Brink’s performance is generally higher in the second half of the year, particularly in the fourth quarter, because of the generally higher economic activity.

Service Mark and Patents

Brink’s is a registered service mark in the U.S. and certain foreign countries. The BRINKS mark, name and related marks are of material significance to Brink’s business. Brink’s owns patents expiring in 2008 and 2009 for certain coin sorting and counting machines. Brink’s has patents for safes, including its integrated CompuSafe® service, that expire in 2015 through 2018. The patents for the safes, including CompuSafe® device, and sorting and counting machines provide important advantages to Brink’s. However, Brink’s operations are not dependent on the existence of the aforementioned patents.

The Company has entered into certain agreements to license the Brink’s and the Brink’s Home Security names. Examples include licenses to distributors of security products (padlocks, door and window hardware, etc.) offered for sale to consumers through major retail chains.

Government Regulation

The U.S. operations of Brink’s are subject to regulation by the U.S. Department of Transportation with respect to safety of operations and equipment and financial responsibility. Intrastate operations in the U.S. are subject to state regulation and intraprovince operations in Canada are subject to federal and provincial regulations. Brink’s International operations are regulated to varying degrees by the countries in which they operate.

Employee Relations

At December 31, 2006, Brink’s and its subsidiaries had approximately 48,700 employees, including 11,000 employees in North America, (of whom 1,800 were classified as part-time employees) and 37,700 employees outside North America. At December 31, 2006, Brink’s was a party to 12 collective bargaining agreements in North America with various local unions covering approximately 1,700 employees, almost all of whom are employees in Canada and members of unions affiliated with the International Brotherhood of Teamsters. Two agreements will expire in 2007 and are expected to be renegotiated. The remaining agreements have various expiration dates after 2007 and extending through 2011. Outside of North America, approximately 69% of branch employees are members of labor or employee organizations. Brink’s believes its employee relations are satisfactory.

Brink’s Home Security (“BHS”)

General

BHS is the second largest provider of security alarm monitoring services for residential and commercial properties in North America when ranked by revenues, based on information provided by a leading industry publication. BHS is engaged in the business of marketing, selling, installing, servicing and monitoring electronic security systems primarily in owner-occupied, single-family residences, and to a lesser extent, BHS also serves customers in commercial locations and multifamily housing. BHS monitors signals originating from alarm systems which can be designed to detect burglary, fire, medical, and environmental conditions. Most monitoring services and a large portion of maintenance services are governed by multi-year contracts with automatic renewal provisions that provide BHS with significant monthly recurring revenue, or MRR.

BHS’ typical security system installation consists of sensors and other devices which are installed at a subscriber’s home or commercial location. The equipment can be configured to signal intrusion, fire (heat and smoke), medical and other environmental alerts. When an alarm is triggered, a signal is sent to the first available monitoring operator at either of BHS’ central monitoring stations. Signals can be originated at customer premises over standard telephone lines, Digital Subscriber Lines (“DSL”), wireless services (both analog and digital), fiber telephony, and Voice over Internet Protocol (“VoIP”).

At December 31, 2006, BHS had approximately 1,125,000 systems under monitoring contracts, including approximately 175,000 related to new subscribers added during 2006. The vast majority of monitoring service contracts have an initial term of three years and renew on an annual basis thereafter. BHS provides services to subscribers located in most metropolitan areas in all 50 states, the District of Columbia and several markets in two western provinces in Canada.

BHS generated consolidated revenue of $439.0 million during 2006. Single family residential sites accounted for more than 90% of revenue for 2006 and the customer base at December 31, 2006.

For the last several years, BHS’ up-front cash investment (before payments collected from customers) in traditional installations generated by the branch network, including amounts expensed and capitalized, has averaged between $1,250 and $1,350 per newly installed site. In addition, BHS has collected an average of between $270 and $310 in cash payments from each newly installed site.

Monitoring Facilities

BHS’ central monitoring facilities in Irving, Texas, and Knoxville, Tennessee, hold Underwriters’ Laboratories, Inc. (“UL”) listings as protective signaling services stations. UL specifications for monitoring centers cover building integrity, back-up computer and power systems, staffing and standard operating procedures. In many jurisdictions, applicable law requires that security alarms for certain buildings be monitored by UL listed facilities. In addition, a UL listing is required by certain commercial customers’ insurance companies as a condition to insurance coverage.

BHS’ monitoring facilities operate 24 hours a day, 7 days a week, including all holidays. The monitoring facilities use communications and computer systems to route incoming alarm signals to the next available operator. The operators use a customized computer system to determine the nature of the alarm signal, the customer whose alarm has been activated and the premises where such alarm is located. Non-emergency administrative signals which are generated by such conditions as low battery status, arming and disarming of commercial sites and test signals are processed automatically by computer. Depending upon the type of service specified by the customer contract, monitoring center operators respond to alarms by notifying the customer, relaying information to local fire or police departments, or taking other appropriate action.

In the event of emergencies such as fire, tornado, major interruption in telephone or computer service, or any other event affecting either facility, all monitoring operations can be absorbed by the other facility. Some additional personnel assigned to other departments at each facility are cross-trained to handle monitoring signals should additional monitoring staff be quickly needed in such an emergency situation.

Marketing and Sales

BHS markets its alarm systems primarily through television, direct mail, yellow page and internet advertising, alliances with other service companies, inbound telemarketing and field sales employees. BHS’ marketing efforts are primarily “direct response” focused, with the intent of driving telephone calls and internet traffic to its inbound telemarketing sales group. Sales are made by this central group or by field personnel upon on-site consultation with prospective customers.

BHS’ alarm monitoring customer contracts generally have initial terms of three years in duration, and, in most states, provide for automatic renewals for a fixed period (typically one year) unless BHS or the customer elects to cancel the contract at the end of its term. Over 50% of the time, customers purchase extended service protection which covers most costs to repair the security system. A small but growing percentage of new residential and commercial customers use wireless communication to send alarm signals from their premises to the monitoring centers. This wireless communication can serve as the primary method of alarm communications or as a backup to land-line telephony services.

Branch Operations

Technicians employed by BHS install and service most of the security systems monitored by the Company; however, subcontractors are occasionally used in some markets if demand temporarily exceeds BHS’ technician staffing levels. BHS’ technical staff operates in 66 branch locations, which also provide space for the field sales force. The Company staffs its branch offices to handle a steady flow of sales opportunities, installations, and service calls, and adjusts staffing at individual branch locations based on near-term activity forecasts for each market. Each branch provides sales, installation and service support for a market area defined by specific zip codes.

BHS does not manufacture the equipment used in its security systems. Equipment is purchased from a limited number of suppliers and distributors and no interruptions in supply are expected. Minimal equipment and installation inventories are maintained at each branch office and a third-party distributor maintains safety stock on certain key items in sufficient quantities to cover minor supply chain disruptions.

Dealers

BHS uses an authorized dealer program to expand its geographic coverage and leverage its national advertising program. The dealer program accounted for 18% of new customer installations during 2006 and 9% of the subscriber base as of December 31, 2006. Approximately 144 dealers located in 44 states were authorized to participate in the program as of December 31, 2006. Dealers install equipment and initiate service for both residential and commercial customers. BHS requires its dealers to install the same type of equipment installed by its own branches and to adhere to the same quality standards.

BHS purchases security system installations and related monitoring contracts from its dealers. BHS conducts thorough due diligence on its dealers to ensure that it is associated with reliable dealers that can consistently provide high quality installations and monitoring contracts. Subscribers provided by BHS’ dealers are geographically diversified and are primarily single family homeowners, although 6% of dealer installations in 2006 were in commercial businesses. BHS believes that its rigorous dealer and contract acquisition due diligence processes result in subscribers that are less likely to terminate monitoring contracts early, thereby improving the average subscriber relationship period and lowering the disconnect rate associated with dealer-generated sites and customers.

BHS typically has the right of first refusal to purchase sites and related customer relationships sold while dealer agreements are in force. Subscriber contracts are typically three years in duration and generally have automatic renewal provisions. If a contract is canceled during a guarantee period, the dealer must compensate BHS for the lost revenue stream by either replacing the site and contract or by refunding the purchase price. To help ensure the dealers’ obligations under the guarantee, BHS typically withholds a portion of the purchase price of each site and contract it purchases.

BHS provides its dealers with a full range of services designed to assist them in all aspects of their business, including forwarding sales opportunities, sales training, detailed weekly account summaries, sales support materials, and discounts on security system hardware and installation supplies purchased through BHS’ third-party distributor, as well as allowing comprehensive on-line account access.

Brink’s Home Technologies

In addition to initiating subscriber relationships through its traditional marketing and sales programs, and its dealer program, BHS obtains residential subscribers through its Brink’s Home Technologies (“BHT”) division. Working directly with major home builders, BHT markets and installs residential security systems, as well as a variety of low-voltage security, home networking, communications and entertainment options, into newly constructed homes. BHS currently does business with 9 of the top 10 and 17 of the top 20 residential home builders in the U.S., obtaining incremental subscriber installations, and subscribers, over those obtained through BHS’ traditional mass media marketing efforts.

The BHT activation process consists of three phases:

•	Early construction wiring for security systems and potentially non-security low voltage systems.

•	Installation of systems equipment near the end of construction.

•	Activation of security service contracts.

New systems activated for monitored security service by BHT accounted for 9% of new BHS subscribers added during 2006.

BHT operations are currently conducted in 21 markets located in most regions of the U.S.

Brink’s Business Security (Commercial)

Although its core business has historically focused on installing and monitoring residential security systems, BHS also installs and monitors commercial security systems. The Company sees expansion of BHS’ commercial customer base as a significant growth opportunity. In addition to the typical intrusion detection offerings, products and services currently offered to commercial customers include non-monitored closed circuit television (“CCTV”) and enhanced event reporting. BHS also installs commercial grade fire detection systems in select markets where all applicable certifications and licenses have been obtained. BHS is also developing additional capabilities in commercial security. Commercial installation volume grew approximately 21% in 2006 and commercial customers represented approximately 4% of subscribers at year end and 7% of new customer installations in 2006.

Multifamily

BHS provides monitored security to owners and managers of “multifamily” apartment and condominium complexes, who then offer monitoring security service to their tenants. Installations are typically handled by either subcontractors or BHS’ branch network. Multifamily customers currently represent slightly more than 2% of subscribers at year end.

Customer Care

BHS believes it maintains high levels of customer satisfaction and retention by directly controlling customer and technical service. Customer care personnel answer non-emergency telephone calls typically regarding service, billing and alarm activation issues. Both the Irving and Knoxville monitoring centers have dedicated staffs of customer care representatives providing telephone coverage 24 hours a day, 7 days a week, including all holidays. To ensure that technical service requests are handled promptly and professionally, all requests for service are routed through the customer care center. Customer care personnel assist customers in resolving minor service and operating issues related to security systems. In many cases, the customer care representative is able to remotely resolve technical issues. When an issue is not correctable remotely, the customer care representative schedules a field technician service appointment during the same phone call.

BHS believes it provides its subscriber base with high-quality service through prompt handling of support calls and quick resolution of most subscriber issues. BHS uses a customized information system that quickly and accurately provides customer care representatives with technical and administrative information regarding its subscribers and their security systems, including detailed account and site history. This system enables BHS to resolve most subscribers’ issues in one telephone call, resulting in high customer service, fewer false alarms and higher subscriber satisfaction.

Customer Retention

BHS believes its customer retention rate is the highest among the major home and commercial security service companies. BHS believes its favorable retention rate is due to its focus on adding new customers with strong credit backgrounds and providing consistent high-quality customer service. All alarm equipment used by BHS meet the requirements for safety to be listed by Underwriter’s Laboratories. The system control panel and keypads installed by BHS are designed to be user-friendly and to minimize false alarms.

BHS disconnect rates are typically higher in the second and third calendar quarters of the year because of the normal increase in residential moves during the summer months. Over 50% of annual gross disconnect activity is caused by household and business relocations. Another 20% to 30% occur for financial reasons (including accounts written off by BHS for non-payment).

BHS’ retention rates have generally been improving for the past seven years as BHS has increased its focus on attracting customers with better credit ratings and retaining customers by improving the quality of service delivery. BHS does not expect retention rates to increase materially in future periods as retention rates are affected mostly by customer moves, which are beyond BHS’ control. The strength of BHS’ economic model is highly influenced by customer retention, and BHS believes that the reductions it has achieved in its annual disconnect rate have strengthened its economic returns.

Industry and Competition

According to an industry publication, the market for electronic security system sales, leasing, installation, monitoring and service totaled approximately $27 billion in 2005. Factors driving industry growth include heightened security awareness, demographic changes, an increase in dual income households, as well as improved capital spending dynamics for businesses.

BHS competes in most major metropolitan markets in the U.S. and several markets in western Canada through BHS-owned branch operations or its authorized dealer program. According to the same industry publication, the monitored security alarm industry has a large number of competitors, including more than 14,000 local and regional companies, the vast majority of which generate annual revenue of less than $500,000. BHS believes its primary competitors with national scope include the following:

•	ADT Security Services, Inc., a part of Tyco International, Ltd;

•	Protection One, Inc;

•	Monitronics International, Inc.; and

•	SecurityCo, Inc., dba HSM (formerly called Honeywell Security Monitoring) (acquired by The Stanley Works in early 2007).

BHS is generally recognized as the second largest provider of monitored security services to residential and commercial properties in North America. BHS believes that two of its key competitive advantages are brand name recognition and service quality.

Success in this competitive market is based on a variety of factors, including company reputation, market visibility, service quality, product quality and price, and the ability to identify and to solicit prospective customers as they move into homes and business premises. There is substantial competitive pressure on installation fees. Several significant competitors offer installation prices which match or are less than BHS’ prices; however, some competitors in BHS’ markets continue to charge significantly more for installation (but in many cases then charge less for monitoring). Competitive pressure on monitoring and service rates, while less intense than on installation fees, is still significant. BHS believes that the monitoring and service rates it offers are generally comparable to the rates offered by other major security companies.

Government Regulation and Other Regulatory Matters

BHS’ U.S. operations are subject to various U.S. federal, state and local consumer protection, licensing and other laws and regulations. Most states in which BHS operates have licensing laws directed specifically toward the alarm industry. In certain jurisdictions, BHS is required to obtain licenses or permits, to comply with standards governing employee selection and training, and to meet certain standards in the conduct of business.

BHS’ business currently relies primarily upon the use of standard wireline telephone service to transmit alarm signals. Wireline telephone companies, the cost of telephone lines and the type of equipment which may be used in telephone line transmission are currently regulated by both the federal and state governments. The Federal Communications Commission and state public utilities commissions regulate the operation and utilization of wireless telephone and radio frequencies.

BHS’ advertising and sales practices are regulated in the U.S. by both the Federal Trade Commission and state consumer protection laws. In addition, certain administrative requirements and laws of the jurisdictions in which BHS operates also regulate such practices. These laws and regulations include restrictions on the manner in which BHS promotes the sale of its security alarm services and the obligation to provide purchasers of its services with rescission rights.

BHS’ Canadian operations are subject to the laws of Canada, British Columbia and Alberta.

A number of local governmental authorities have adopted or are considering various measures aimed at reducing the number of false alarms. Such measures include requiring permits for individual alarm systems and the revocation of such permits following a specified number of false alarms; imposing fines on alarm customers or alarm monitoring companies for false alarms; imposing limitations on the number of times the police will respond to alarms at a particular location after a specified number of false alarms; requiring further verification of an alarm signal before the police will respond; and subjecting alarm monitoring companies to fines or penalties for transmitting false alarms.

The alarm industry is also subject to requirements imposed by various insurance, approval, listing and standards organizations. Depending upon the type of customer served, the type of security service provided, and the requirements of the applicable local governmental jurisdiction, adherence to the requirements and standards of such organizations is mandatory in some instances and voluntary in others.

Employees

BHS has approximately 3,300 employees, none of whom are currently covered by a collective bargaining agreement. BHS is in the process of negotiating a collective bargaining agreement with a group of twelve employees. BHS believes its employee relations are satisfactory.

DISCONTINUED OPERATIONS

BAX Global Inc. (“BAX Global”)

On January 31, 2006, the Company sold BAX Global, a wholly owned freight transportation subsidiary, for approximately $1 billion in cash and recorded a pretax gain of approximately $587 million. The Company has either retained or indemnified the purchaser for certain liabilities and contingencies. These indemnities are not expected to generate significant ongoing expenses or cash flows.

Former Coal Business

The Company has significant liabilities and expenses related to former coal operations. The liabilities are for Company-sponsored postretirement medical plans, black lung benefits, reclamation and other costs related to closed mines, Health Benefit Act obligations, and worker’s compensation claims. The Company expects to have significant ongoing expense and cash outflow for these liabilities. See notes 4, 17 and 22 to the consolidated financial statements, which notes are herein incorporated by reference. The Company has established a Voluntary Employees’ Beneficiary Associate Trust (“VEBA”) to finance its postretirement medical plan obligations.

ITEM 1A.	RISK FACTORS

The Company is exposed to risk as it operates its businesses. Some of these risks are common to all companies doing business in the industries in which the Company operates and some are unique to the Company. In addition, there are risks associated with investing in the common stock of the Company. These risk factors should be considered carefully when evaluating the Company and its businesses.

The Company has significant pension and retiree medical obligations. The Company has substantial pension and retiree medical obligations, many of which arose during its long history of operating in the coal industry. The Company has contributed cash to segregated trusts that pay benefits to satisfy these obligations. The Company may have to make additional contributions to fund the obligations. The amount of these obligations is significantly impacted by factors that are not in the Company’s control, including interest rates used to determine the present value of future payment streams, expected investment returns, medical inflation rates, participation rates and changes in laws and regulations. Changes in any of these factors could have a significant effect on the amount of the Company’s obligations and could materially and adversely affect the Company’s financial condition, results of operations and cash flows.

The Company has significant operations outside the United States. The Company currently operates in approximately 50 countries. Revenue outside the U.S. was approximately 60% of total revenue in 2006. The Company expects revenue outside the U.S. to continue to represent a significant portion of total revenue. Business operations outside the U.S. are subject to political, economic and other risks inherent in operating in foreign countries, such as:

•	the difficulty of enforcing agreements, collecting receivables and protecting assets through foreign legal systems;

•	trade protection measures and import or export licensing requirements;

•	difficulty in staffing and managing widespread operations and the application of foreign labor regulations;

•	required compliance with a variety of foreign laws and regulations;

•	changes in the general political and economic conditions in the countries where we operate, particularly in emerging markets;

•	threat of nationalization and expropriation;

•	higher costs and risks of doing business in a number of foreign jurisdictions;

•	limitations on the repatriation of earnings; and

•	fluctuations in equity and revenues due to changes in foreign currency exchange rates.

The Company tries to effectively manage these risks by monitoring current and anticipating future political and economic developments and adjusting operations as appropriate. Changes in the political or economic environments in the countries in which the Company operates could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company operates in highly competitive industries. The Company competes in industries that are subject to significant competition and pricing pressures. Brink’s faces significant pricing pressures from competitors in most markets. BHS experiences competitive pricing pressures on installation and monitoring rates. Because the Company believes it has competitive advantages such as brand name recognition and a reputation for a high level of service and security, it resists competing on price alone. However, continued pricing pressure could impact the Company’s customer base or pricing structure and have an adverse effect on the Company’s results of operations.

Brink’s earnings and cash flow could be materially affected by increased losses of customer valuables. Brink’s purchases insurance coverage for losses of customer valuables in excess of what it considers prudent deductibles and/or retentions. Insurance is provided by different groups of underwriters at negotiated rates and terms. Insurance is available to Brink’s in major markets although the premiums charged are subject to fluctuations depending on market conditions. The loss experience of Brink’s and other armored carriers affects premium rates charged to Brink’s. Brink’s is self-insured for losses below its coverage limits and recognizes expense up to these limits for actual losses. Brink’s insurance policies cover losses from most causes, with the exception of war, nuclear risk and various other exclusions typical for such policies. The availability of high-quality and reliable insurance coverage is an important factor in order for Brink’s to obtain and retain customers and to manage the risks of its business. If the Company’s losses increase, or if the Company is unable to obtain adequate insurance coverage at reasonable rates, the Company’s financial condition and results of operations could be materially and adversely affected.

Brink’s earnings could be materially affected by impairment charges recorded as a result of recurring losses within certain operations or countries. Subsidiaries in certain countries in which Brink’s operates have been recording annual losses. There is a risk that, if such losses continue, Brink’s will take action to reduce expenses. This could result in restructuring charges. Further, Brink’s could be required to write down the value of the operation.

BHS may not be able to sustain the expansion of its subscriber base at recently achieved growth rates. BHS has a history of significantly increasing its subscriber base each year as a result of growth in new installations and a relatively low number of subscriber disconnects. The majority of BHS subscribers are residents of single family households and BHS intends to continue to grow its subscriber base through a number of sales channels, including relationships with new home builders. As a result, BHS’ business has benefited from strong growth in the housing market through 2005. The housing market experienced a downturn in 2006 and a continued downturn in the housing market (new construction and/or resale of existing houses) could have an impact on BHS’ ability to continue strong growth in the subscriber base. In addition, BHS’ disconnect rate has been favorably affected in the past several years by the cumulative effect of improved subscriber selection and retention processes and high-quality customer service. A substantial number of disconnects cannot be prevented, including, for example, disconnects that occur because of customer moves. If the Company fails to continue to provide high-quality service or take the other actions that have improved the disconnect rates in the past, the disconnect rate could increase, and the subscriber base growth rate could suffer. Slower growth in the subscriber base from materially lower installations and/or materially higher disconnects could adversely affect BHS’ results of operations.

BHS intends to grow new lines of business and operating margins may suffer. BHS intends to expand its presence in commercial alarm installation and monitoring. As a result, the cost of investment in new subscribers may continue to grow faster than installations and related revenue as BHS develops the resources needed to achieve its objectives. If BHS is unable to increase the subscriber base while incurring the additional investment costs, BHS’ results of operations would be adversely affected.

BHS’ earnings and cash flow could be materially affected by a sudden shift in its customers’ selection of telecommunications services. BHS’ operating model relies on its customers’ selection and continued payment for high quality, reliable telecommunications services. In recent years, new options for retail telecommunications services (such as Voice over Internet Protocol, or “VoIP”) have arisen, some of which are lower in cost but also less reliable and of lower quality than traditional telecommunications. If there were a sudden shift to such services by a significant portion of BHS’ subscriber base, BHS’ results of operations and cash flows could be adversely affected.

BHS’ earnings and cash flow could be materially affected by penalties assessed for false alarms. BHS believes its false alarm rate compares favorably to many other companies’ rates. Some local governments impose assessments, fines, penalties and limitations on either subscribers or the alarm companies for false alarms. A few municipalities have adopted ordinances under which both permit and alarm dispatch fees are charged directly to the alarm companies. BHS’ alarm service contracts generally allow BHS to pass these charges on to customers. If more local governments impose assessments, fines or penalties, and BHS is not able to pass the increase in costs to its customers, the growth of BHS’ subscriber base would be adversely affected.

BHS’ earnings and cash flow could be materially affected by the refusal of police departments to automatically respond to calls from monitored security service companies. Police departments in a limited number of U.S. cities are not required to automatically respond to calls from monitored security service companies unless an emergency has been visually verified. BHS has offered affected customers the option of receiving response from private guard companies, which in most cases have contracted with BHS. This increases the overall cost to customers. If more police departments refuse to automatically respond to calls from monitored security service companies without visual verification, BHS’ ability to retain subscribers could be negatively impacted and results of operations and cash flow could be materially and adversely affected.

BHS relies on third party providers for the components of its security systems. The components for the security systems that BHS installs are manufactured by third parties. BHS is therefore susceptible to interruptions in supply and to the receipt of components that do not meet BHS’ high standards. BHS mitigates these risks through the selection of vendors with strong reputations for producing quality products. However, any interruption in supply could cause delays in installations and repairs and the loss of current and potential customers. Also, if a previously installed component were found to be defective, BHS might not be able to recover the costs associated with its repair or replacement and the diversion of BHS’ technical force to address such an issue could affect subscriber and revenue growth.

BHS is exposed to greater risks of liability for employee acts or omissions, or system failure, than may be inherent in other businesses. Substantially all of BHS’ alarm monitoring product sales or services agreements contain provisions limiting liability to customers in an attempt to reduce this risk. However, in the event of litigation with respect to such matters, there can be no assurance that these limitations will be enforced.

BHS carries insurance of various types, including general liability and professional liability insurance in amounts management considers adequate and customary for the industry. Some of BHS’ insurance policies, and the laws of some states, may limit or prohibit insurance coverage for punitive or certain other types of damages, or liability arising from gross negligence. If the Company incurs increased losses related to employee acts or omissions, or system failure, or if the Company is unable to obtain adequate insurance coverage at reasonable rates, or if the Company is unable to receive reimbursements from insurance carriers, the Company’s financial condition and results of operations could be materially and adversely affected.

The Company’s business operates in regulated industries. The U.S. operations of Brink’s are subject to regulation by the U.S. Department of Transportation with respect to safety of operations and equipment and financial responsibility. Intrastate operations in the U.S. are subject to regulation by state regulatory authorities and intraprovince operations in Canada are subject to regulation by Canadian and provincial regulatory authorities. Brink’s International operations are regulated to varying degrees by the countries in which they operate.

BHS and its employees are subject to various U.S. federal, state and local consumer protection, licensing and other laws and regulations. Most states in which BHS operates have licensing laws directed specifically toward the monitored security services industry. BHS’ business relies heavily upon wireline telephone service to communicate signals. Wireline telephone companies are currently regulated by both the federal and state governments. BHS’ Canadian operation is subject to the laws of Canada, British Columbia and Alberta.

Changes in laws or regulations could require the Company to change the way it operates, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any applicable laws or regulations could result in substantial fines or revocation of the Company’s operating permits and licenses. If laws and regulations were to change or the Company failed to comply, the Company’s business, financial condition and results of operations could be materially and adversely affected.

The Company could be materially affected by an unfavorable outcome related to non-payment of value-added taxes and custom duties. During 2004, the Company determined that one of its non-U.S. Brink’s business units had not paid foreign customs duties and value-added taxes with respect to the importation of various goods and services. The Company has been advised that there could be civil and criminal penalties asserted for the non-payment of these customs duties and value-added taxes. To date no penalties have been asserted. The Company believes that the range of reasonably possible losses related to customs duties penalties is between $0 and approximately $35 million. These penalties could be asserted at any time. The business unit has commenced discussions regarding this matter with the appropriate government authorities, provided an accounting of unpaid customs duties and taxes and made payments covering its calculated unpaid value added taxes. An adverse outcome in this matter could materially affect the Company’s financial condition, results of operations and cash flows.

The Company has retained obligations from the sale of BAX Global. In January 2006 the Company sold BAX Global. The Company retained some of the obligations related to these operations, primarily for taxes owed prior to the date of sale and for any amounts paid related to one pending litigation matter for which losses could be between $0 and $10 million at the date of sale. In addition, the Company provided indemnification customary for these sorts of transactions. Future unfavorable developments related to these matters could require the Company to record additional expenses or make cash payments in excess of recorded liabilities. The occurrence of these events could have a material adverse affect on the Company’s financial condition, results of operations and cash flows.

The Company is subject to covenants for credit facilities. The Company has credit facilities with financial covenants, including a limit on the ratio of debt to earnings before interest, taxes, depreciation, and amortization, minimum levels of net worth, and limits on the ability to pledge assets and limits on the use of proceeds of asset sales. Although the Company believes none of these covenants are presently restrictive to operations, the ability to meet the financial covenants can be affected by changes in the Company’s results of operations or financial condition. The Company cannot provide assurance that it will meet these covenants. A breach of any of these covenants could result in a default under existing credit facilities. Upon the occurrence of an event of default under any of our credit facilities, the lenders could cause amounts outstanding to be immediately payable and terminate all commitments to extend further credit. The occurrence of these events would have a significant impact on the Company’s liquidity and cash flows.

The Company’s effective income tax rates could change. The Company operates in approximately 50 countries, all of which have different income tax laws and associated income tax rates. The Company’s effective income tax rate can be significantly affected by changes in the mix of pretax earnings by country and the related income tax rates in those countries. In addition, the Company’s effective income tax rate is significantly affected by its estimate of its ability to realize deferred tax assets, including those associated with net operating losses. Changes in income tax laws, income apportionment, or estimates of the ability to realize deferred tax assets, could significantly affect the Company’s effective income tax rate, financial position and results of operations.

The Company depends heavily on the availability of fuel and the ability to pass higher fuel cost to customers. Fuel prices have fluctuated significantly in recent years. In some periods, the Company’s operating profit has been adversely affected because it is not able to fully offset the impact of higher fuel prices through increased prices or fuel surcharges. Besides passing fuel costs on to customers, the Company does not have any long-term fuel purchase contracts, and has not entered into any other hedging arrangements that protect against fuel price increases. Volatile fuel prices and potential increases in fuel taxes will continue to affect the Company. A significant increase in fuel costs and the inability to pass increases on to customers or a shortage of fuel could adversely affect the Company’s results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Brink’s

Brink’s has property and equipment in locations throughout the world. Branch facilities generally have office space to support operations, a vault to securely process and store valuables and a garage to house armored vehicles and serve as a vehicle terminal. Many branches have additional space to repair and maintain vehicles.

Brink’s owns or leases armored vehicles, panel trucks and other vehicles that are primarily service vehicles. Brink’s armored vehicles are of bullet-resistant construction and are specially designed and equipped to provide security for the crew and cargo.

The following table discloses leased and owned facilities and vehicles for Brink’s most significant operations as of December 31, 2006.

	Facilities			Vehicles
Country	Leased	Owned	Total	Leased	Owned	Total
U. S.	173	24	197	1,907	413	2,320
Canada	43	11	54	412	92	504
EMEA (a)	273	24	297	934	2,409	3,343
Latin America	181	56	237	149	2,507	2,656
Asia Pacific	27	—	27	1	117	118

Total	697	115	812	3,403	5,538	8,941

(a)	Europe, Middle East, and Africa

The Company has approximately 5,400 Brink’s-owned CompuSafe® devices located on customers’ premises, of which 5,300 are in North America.

BHS

BHS has approximately 68 leased offices and warehouse facilities located throughout the U.S. and one leased office in Canada. BHS’ headquarters are located in Irving, Texas. This owned facility houses many administrative and technical support personnel. Additional administration personnel are located in portions of two nearby buildings in office spaces that are leased for terms ending in 2010 and 2012. The Irving facility also serves as one of two central monitoring facilities. The second owned monitoring and service center is located in Knoxville, Tennessee.

BHS leases approximately 1,600 vehicles which are used in the process of installing and servicing its security systems.

BHS retains ownership of most of the approximately 1,125,000 systems currently being monitored. When a customer cancels monitoring services, BHS typically disables the system. In a limited number of cases, BHS removes the equipment. When a customer cancels monitoring services because of an impending household move or business relocation, the retention of the BHS system at the site facilitates the marketing of monitoring services to the subsequent homeowner or business.

Forward-Looking Information

Certain of the matters discussed herein, including statements regarding the expansion of security industry operations, Brink’s cash processing and information systems, the seasonality of Brink’s operating profit, employee relations, BHS’ dealer and account acquisition due diligence process, BHS’ continued expansion into the commercial market, the effectiveness of BHS’ customer care efforts on customer satisfaction and retention, BHS’ customer retention rates, the contractual indemnities associated with the sale of BAX Global, and significant ongoing expenses and cash outflows for retained liabilities related to former coal operations in the future (including costs related to the administration of retained liabilities), involve forward-looking information which is subject to known and unknown risks, uncertainties, and contingencies which could cause actual results, performance or achievements, to differ materially from those which are anticipated.

Such risks, uncertainties and contingencies, many of which are beyond the control of the Company, include, but are not limited to, the Company’s ability to identify strategic opportunities and integrate them successfully, fluctuations in interest and exchange rates, economic, business and social conditions in the U.S. and abroad, effectiveness of hedging activities and the ability of counterparties to perform, the performance of BHS’ equipment suppliers and dealers, BHS’ ability to cost-effectively develop or incorporate new systems in a timely manner, decisions regarding continued support of the developing commercial business, the addition of claims or changes in relief sought by adverse parties, actual retirement experience of the former coal operation’s employees, black lung claims incidence, the number of dependents covered under benefit obligations, actual medical and legal costs relating to the benefits, changes in inflation rates (including the continued volatility of medical inflation), the demand for the Company’s products and services, the ability of the Company and its operations to obtain appropriate insurance coverage at reasonable prices, pricing and other competitive industry factors, fuel prices, new government regulations and legislative initiatives, issuance of permits, judicial decisions, and variations in costs or expenses.

ITEM 3.	LEGAL PROCEEDINGS

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Executive Officers of the Registrant

The following is a list as of February 15, 2007, of the names and ages of the executive and other officers of The Brink’s Company and the names and ages of certain officers of its subsidiaries, indicating the principal positions and offices held by each. There are no family relationships among any of the officers named.

Name	Age	Positions and Offices Held	Held Since
Executive Officers:

Michael T. Dan	56	President, Chief Executive Officer and Chairman of the Board	1998

James B. Hartough	59	Vice President – Corporate Finance and Treasurer	1988

Frank T. Lennon	65	Vice President and Chief Administrative Officer	2005

Austin F. Reed	55	Vice President, General Counsel and Secretary	1994

Robert T. Ritter	55	Vice President and Chief Financial Officer	1998

Other Officers:

Matthew A. P. Schumacher	48	Controller	2001

Arthur E. Wheatley	64	Vice President – Risk Management and Insurance	1988

Subsidiary Officers:

Robert B. Allen	53	President of Brink’s Home Security, Inc.	2001

Executive and other officers of The Brink’s Company are elected annually and serve at the pleasure of its board of directors.

Mr. Dan was elected President, Chief Executive Officer and Director of The Brink’s Company in February 1998 and was elected Chairman of the Board effective January 1, 1999. He also serves as Chief Executive Officer of Brink’s, Incorporated, a position he has held since July 1993. From August 1992 to July 1993 he served as President of North American operations of Brink’s, Incorporated and as Executive Vice President of Brink’s, Incorporated from 1985 to 1992.

Mr. Lennon was appointed Vice President and Chief Administrative Officer in 2005. Prior to this position, he was the Vice President, Human Resources and Administration from 1990 through 2005.

Messrs. Hartough, Reed, Ritter, Schumacher, Wheatley and Allen have served in their present positions for more than the past five years.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the New York Stock Exchange under the symbol “BCO.”

The following table provides information about common stock repurchases by the Company during the quarter ended December 31, 2006.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1 through October 5, 2006	130,518	$53.19	130,518	$—

(1)	On May 5, 2006, the Company’s board of directors authorized the Company to make repurchases of up to $100 million of additional common stock from time to time as market conditions warrant and as covenants under existing agreements permit. The program did not require the Company to acquire any specific numbers of shares. The Company completed the $100 million share repurchase program on October 5, 2006.

Reference is made to pages 126 and 128 of the Company’s 2006 Annual Report which is herein incorporated by reference, for other information required by this item.

ITEM 6.	SELECTED FINANCIAL DATA

Reference is made to page 127 of the Company’s 2006 Annual Report which is herein incorporated by reference, for information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to pages 9 through 67 of the Company’s 2006 Annual Report which is herein incorporated by reference, for information required by this item.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information regarding quantitative and qualitative disclosures about market risk is included in this report under Item 7.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to pages 68 through 126 of the Company’s 2006 Annual Report which is herein incorporated by reference, for information required by this item.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Reference is made to pages 68 and 69 of the Company’s 2006 Annual Report, which are herein incorporated by reference, for Management’s Annual Report on Internal Control over Financial Reporting and the Attestation Report of the Registered Public Accounting Firm.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has adopted a Business Code of Ethics that applies to all of the directors, officers and employees (including the Chief Executive Officer, Chief Financial Officer and Controller) and has posted the Code on the Company’s website. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of the Business Code of Ethics applicable to the Chief Executive Officer, Chief Financial Officer or Controller by posting this information on the website. The internet address is www.brinkscompany.com.

The information regarding executive officers is included in this report following Item 4, under the caption “Executive Officers of the Registrant.” Other information required by Item 10 is herein incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2006.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2006.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. All financial statements – see index to financial statements and schedules.

2. Financial statement schedules – see index to financial statements and schedules.

3. Exhibits – see exhibit index.

Undertaking

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant’s Registration Statements on Form S-8 Nos. 333-120254, 2-64258, 33-2039, 33-21393, 33-69040, 33-53565, 333-02219, 333-78631, 333-78633, 333-70758, 333-70772, 333-70766 and 333-70762. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2007.

The Brink’s Company
(Registrant)

By	/s/ M. T. Dan
(M. T. Dan, Chairman, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 27, 2007.

Signatures	Title

R. G. Ackerman*	Director
B. C. Alewine*	Director
J. R. Barker*	Director
M. C. Breslawsky*	Director
J. S. Brinzo*	Director
J. L. Broadhead*	Director

/s/ M. T. Dan (M. T. Dan)	Chairman, President and Chief Executive Officer (principal executive officer)

T. R. Hudson Jr.*	Director
M. D. Martin*	Director
L. J. Mosner*	Director

/s/ R. T. Ritter (R. T. Ritter)	Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

C. S. Sloane*	Director
R. L. Turner*	Director

*By	/s/ M. T. Dan
(M. T. Dan, Attorney-in-Fact)

Index to Financial Statements and Schedules

Financial Statements:

The consolidated financial statements of The Brink’s Company, listed in the index below which are included in the Company’s 2006 Annual Report for the year ended December 31, 2006, are herein incorporated by reference. With the exception of the pages listed in the index below and the information incorporated by reference included in Parts I, II and IV, the 2006 Annual Report of the Shareholders is not deemed filed as part of this report.

THE BRINK’S COMPANY ANNUAL REPORT

Financial Statement Schedules:

Page numbers In Form 10-K
Report of Independent Registered Public Accounting Firm	25
Schedule II – Valuation and qualifying accounts	26

Report of Independent Registered Public Accounting Firm

The Board of Directors

The Brink’s Company:

Under date of February 27, 2007 we reported on the consolidated balance sheets of The Brink’s Company and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, as contained in the 2006 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as included herein. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Richmond, Virginia February 27, 2007

The Brink’s Company

Schedule II – Valuation and Qualifying Accounts

For the Years Ending December 31, 2006, 2005 and 2004

(in millions)

	Balance at Beginning of Period	Charged to Costs and Expenses (a)	Deductions (b)	Charge to Other Account (c)	Currency Translation Adjustment	Balance at End of Period
Allowance for Doubtful Accounts
Year Ended December 31, 2004	$27.6	4.0	(5.8)	—	0.9	26.7
Year Ended December 31, 2005	26.7	6.8	(12.0)	(9.1)	(1.1)	11.3
Year Ended December 31, 2006	11.3	7.9	(7.8)	(0.6)	0.8	11.6
Valuation Allowance for Deferred Tax Assets
Year Ended December 31, 2004	$43.5	10.2	(0.6)	0.7	2.0	55.8
Year Ended December 31, 2005	55.8	19.6	(0.5)	(29.6)	(3.2)	42.1
Year Ended December 31, 2006	42.1	8.4	(0.5)	(0.4)	4.7	54.3

(a)	Includes amounts charged to income from discontinued operations.

(b)	Amounts written off, less recoveries.

(c)	Includes amounts charged to other comprehensive income (loss), amounts reclassified in 2005 to assets held for sale and purchase accounting adjustments to goodwill.

Exhibit Index

Each exhibit listed as a previously filed document is hereby incorporated by reference to such document.

Exhibit Number	Description

2(i)	Shareholders’ Agreement, dated as of January 10, 1997, between Brink’s Security International, Inc., and Valores Tamanaco, C.A. Exhibit 10(w) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”).

3(i)	Amended and Restated Articles of Incorporation of the Registrant. Exhibit 3(i) to the Registrant’s Current Report on Form 8-K filed March 2, 2005.

3(ii)	Amended and Restated Bylaws of the Registrant. Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed February 26, 2007.

4(a)

(i)       Amended and Restated Rights Agreement dated as of September 1, 2003 between the Registrant and Equiserve Trust Company, N.A., as Rights Agent, together with Form of Right Certificate. Exhibit 1 to the Registrant’s Amendment No. 4 to Form 8-A filed October 9, 2003.

(ii)      Amendment No. 1 to Amended and Restated Rights Agreement dated September 25, 2006, between the Registrant and American Stock Transfer & Trust Company. Exhibit 2 to the Registrant’s Amendment No. 5 to Form 8-A filed September 25, 2006.

10(a)*	Key Employees Incentive Plan, as amended. Exhibit 10(a) to the 1998 Form 10-K.

10(b)*	Key Employees’ Deferred Compensation Program, as amended and restated effective January 1, 2007.

10(c)*	(i) Pension Equalization Plan as amended and restated, effective as of January 1, 2005. Exhibit 10 to the Registrant’s Current Report on Form 8-K filed November 22, 2005.

(ii)      Amended and Restated Trust Agreement, dated December 1, 1997, between the Registrant and Chase Manhattan Bank, as Trustee (the “Trust Agreement”). Exhibit 10(e)(ii) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”).

(iii) Amendment No. 1 to Trust Agreement, dated as of August 18, 1999. Exhibit 10(c)(iii) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”).

(iv) Amendment No. 2 to Trust Agreement, dated as of July 26, 2001. Exhibit 10(c)(iv) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).

(v) Amendment No. 3 to Trust Agreement, dated as of September 18, 2002. Exhibit 10(c)(v) to the 2002 Form 10-K.

(vi)     Amendment No. 4 to Trust Agreement, dated as of September 22, 2003. Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (the “Third Quarter 2003 Form 10-Q”).

(vii) Amendment No. 5 to Trust Agreement, dated as of September 20, 2004. Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(viii) Amendment No. 6 to Trust Agreement, dated as of November 22, 2004. Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed November 22, 2004.

10(d)*	Executive Salary Continuation Plan. Exhibit 10(e) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 (the “1991 Form 10-K”).

10(e)*	1988 Stock Option Plan, as amended and restated as of January 14, 2000. Exhibit 10(f) to the 1999 Form 10-K.

10(f)*	The Brink’s Company Amended and Restated 2005 Equity Incentive Plan. Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10(g)*	Form of Option Agreement for options granted under 2005 Equity Incentive Plan. Exhibit 99 to the Registrant’s Current Report on Form 8-K filed July 13, 2005.

10(h)*	Management Performance Improvement Plan, as amended and restated. Exhibit 99 to the Registrant’s Current Report on Form 8-K filed March 2, 2005.

10(i)*	Form of change in control agreement replacing all prior change in control agreements and amendments and modifications thereto, between the Registrant (or a subsidiary) and various officers of the Registrant. Exhibit 10(l)(ii) to the 1997 Form 10-K.

10(j)*	Form of severance agreement between the Registrant (or a subsidiary) and various officers of the Registrant. Exhibit 10(o)(ii) to the 1997 Form 10-K.

10(k)*

(i)       Employment Agreement dated as of May 4, 1998, between the Registrant and Michael T. Dan. Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (the “Third Quarter 1998 Form 10-Q”).

(ii) Amendment No. 1 to Employment Agreement between the Registrant and Michael T. Dan. Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(iii) Amendment No. 2 to Employment Agreement between the Registrant and Michael T. Dan. Exhibit 10 to the Registrant’s Current Report on Form 8-K filed March 10, 2006.

10(l)*	Executive Agreement dated as of May 4, 1998, between the Registrant and Michael T. Dan. Exhibit 10(b) to the Third Quarter 1998 Form 10-Q.

10(m)*	Executive Agreement dated as of August 7, 1998, between the Registrant and Robert T. Ritter. Exhibit 10(c) to the Third Quarter 1998 Form 10-Q.

10(n)*	Severance Agreement dated as of August 7, 1998, between the Registrant and Robert T. Ritter. Exhibit 10(d) to the Third Quarter 1998 Form 10-Q.

10(o)*	Form of Indemnification Agreement entered into by the Registrant with its directors and officers. Exhibit 10(l) to the 1991 Form 10-K.

10(p)*

(i)       Retirement Plan for Non-Employee Directors, as amended. Exhibit 10(g) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (the “Third Quarter 1994 Form 10-Q”).

(ii)      Form of letter agreement dated as of September 16, 1994, between the Registrant and its Non-Employee Directors pursuant to Retirement Plan for Non-Employee Directors. Exhibit 10(h) to the Third Quarter 1994 Form 10-Q.

10(q)*	Non-Employee Directors’ Stock Option Plan, as amended and restated as of July 8, 2005. Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (the “Second Quarter 2005 Form 10-Q”).

10(r)*	Directors’ Stock Accumulation Plan, as amended and restated effective July 8, 2005. Exhibit 10.1 to the Second Quarter 2005 Form 10-Q.

10(s)*	Plan for Deferral of Directors’ Fees, as amended and restated effective January 1, 2005. Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed November 22, 2004.

10(t)	Trust Agreement for The Brink’s Company Employee Welfare Benefit Trust. Exhibit 10(t) to the 1999 Form 10-K.

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

(iii)     Indenture and Trust between the Peninsula Ports Authority of Virginia and Wachovia Bank, National Association (“Wachovia”), as trustee, dated September 1, 2003. Exhibit 10.2(iii) to the Third Quarter 2003 Form 10-Q.

(iv) Parent Company Guaranty Agreement, dated September 1, 2003, made by the Registrant for the benefit of Wachovia. Exhibit 10.2(iv) to the Third Quarter 2003 Form 10-Q.

(v) Continuing Disclosure Undertaking between the Registrant and Wachovia, dated September 24, 2003. Exhibit 10.2(v) to the Third Quarter 2003 Form 10-Q.

(vi) Coal Terminal Revenue Refunding Bond (Dominion Terminal Associates Project – Brink’s Issue) Series 2003. Exhibit 10.2(vi) to the Third Quarter 2003 Form 10-Q.

10(v)	$150,000,000 Credit Agreement, dated as of November 18, 2004, between the Registrant and ABN AMRO Bank N.V. Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed November 18, 2004.

10(w)	(i) Credit Agreement, dated July 13, 2005, among the Registrant, certain of its subsidiaries and ABN AMRO Bank N.V. Exhibit 99 to the Registrant’s Current Report on Form 8-K filed July 15, 2005.

(ii)      First Amendment to Credit Agreement, entered into as of December 22, 2006, by and among the Registrant, Brink’s, Incorporated and ABN AMRO Bank N.V. Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 22, 2006.

10(x)	$400,000,000 Credit Agreement among the Registrant, as Parent Borrower, the Subsidiary Borrowers referred to therein, certain of Parent Borrower’s Subsidiaries, as Guarantors, Various Lenders, Bank of Tokyo-Mitsubishi UFJ Trust Company, as Documentation Agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Syndication Agents, and Wachovia Bank, National Association, as Administrative Agent, an Issuing Lender and Swingline Lender, dated as of August 11, 2006. Exhibit 10(ee) to the Registrant’s Current Report on Form 8-K filed August 11, 2006.

10(y)	Share Transfer Agreement, dated February 2, 2005, between Group 4 Securitas Holdings Limited, as Seller, and Brink’s Limited, as Buyer. Exhibit 10(aa) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”).

10(z)	Share Transfer Agreement, dated February 2, 2005, between Group 4 Securicor Holdings Limited, Securicor International BV and Brink’s Luxembourg S.A. and Brink’s, Incorporated. Exhibit 10(bb) to the 2004 Form 10-K.

10(aa)	Stock Purchase Agreement, dated as of November 15, 2005, by and among BAX Holding Company, BAX Global Inc., The Brink’s Company and Deutsche Bahn AG. Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed November 16, 2005.

13	Portions of the 2006 Annual Report of the Registrant.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

99(a)*	Amendment to Pension-Retirement Plan relating to preservation of assets of the Pension-Retirement Plan upon a change in control. Exhibit 99 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.

*	Management contract or compensatory plan or arrangement.