Form 10-Q
period 2007-03-31
BRINKS CO
filed 2007-05-03
CIK 78890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(804) 289-9600

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2007, 48,498,658 shares of $1 par value common stock were outstanding.

Part I—Financial Information

Item 1.	Financial Statements

THE BRINK’S COMPANY

and subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In millions)	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$139.6	137.2
Accounts receivable, net	458.0	469.4
Prepaid expenses and other	95.3	72.4
Deferred income taxes	75.5	71.8

Total current assets	768.4	750.8

Property and equipment, net	1,003.2	981.9
Goodwill	126.3	124.0
Deferred income taxes	121.7	142.2
Other	192.5	189.1

Total assets	$2,212.1	2,188.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$26.7	33.4
Current maturities of long-term debt	8.8	10.5
Accounts payable	139.8	142.8
Income taxes payable	8.4	33.9
Accrued liabilities	400.9	386.1

Total current liabilities	584.6	606.7

Long-term debt	108.9	126.3
Accrued pension costs	133.8	135.5
Postretirement benefits other than pensions	173.6	180.1
Deferred revenue	168.6	164.5
Deferred income taxes	14.2	20.8
Other	219.9	200.3

Total liabilities	1,403.6	1,434.2

Commitments and contingent liabilities (notes 6 and 9)

Shareholders’ equity:
Common stock	48.5	48.5
Capital in excess of par value	428.7	414.7
Retained earnings	584.5	552.0
Accumulated other comprehensive loss	(253.2)	(261.4)

Total shareholders’ equity	808.5	753.8

Total liabilities and shareholders’ equity	$2,212.1	2,188.0

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY

and subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2007	2006
Revenues	$751.5	663.6

Expenses:
Operating expenses	575.9	514.7
Selling, general and administrative expenses	114.5	106.6

Total expenses	690.4	621.3
Other operating income, net	1.0	1.8

Operating profit	62.1	44.1

Interest expense	(2.8)	(4.3)
Interest and other income, net	1.6	5.4

Income from continuing operations before income taxes and minority interest	60.9	45.2
Provision for income taxes	25.5	17.1
Minority interest	7.0	3.9

Income from continuing operations	28.4	24.2

Income from discontinued operations, net of income taxes	0.3	379.2

Net income	$28.7	403.4

Earnings per common share
Basic:
Continuing operations	$0.61	0.42
Discontinued operations	—	6.57
Net income	0.62	6.99

Diluted:
Continuing operations	$0.61	0.42
Discontinued operations	—	6.50
Net income	0.61	6.92

Weighted-average common shares outstanding
Basic	46.3	57.7
Diluted	46.9	58.3

Cash dividends paid per common share	$0.0625	0.0250

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY

and subsidiaries

Consolidated Statement of Shareholders’ Equity

Three months ended March 31, 2007

(Unaudited)

(In millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2006	$48.5	414.7	552.0	(261.4)	753.8
Net income	—	—	28.7	—	28.7
Other comprehensive income	—	—	—	8.2	8.2
Common stock dividends	—	—	(2.8)	—	(2.8)
Proceeds from exercise of stock options	—	4.5	—	—	4.5
Settlement of employee benefits with common shares	—	4.5	—	—	4.5
Share-based compensation cost	—	1.4	—	—	1.4
Excess tax benefit of stock options exercised	—	3.6	—	—	3.6
Retire shares of common stock and other	—	—	(0.4)	—	(0.4)
Adoption of Financial Accounting Standards Board Interpretation 48 (see notes 1 and 5)	—	—	7.0	—	7.0

Balance as of March 31, 2007	$48.5	428.7	584.5	(253.2)	808.5

See accompanying notes to consolidated financial statements

THE BRINK’S COMPANY

and subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In millions)	2007	2006
Cash flows from operating activities:
Net income	$28.7	403.4
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Income from discontinued operations	(0.3)	(379.2)
Depreciation and amortization	44.3	39.1
Impairment charges from subscriber disconnects	11.2	10.7
Amortization of deferred revenue	(8.0)	(7.3)
Deferred income taxes	9.4	150.9
Provision for uncollectible accounts receivable	2.6	2.5
Share-based compensation	1.4	1.5
Other operating, net	10.4	10.3
Postretirement benefit funding (more) less than expense:
Pension	1.5	3.4
Other than pension	(3.1)	(232.7)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	4.1	(17.8)
Accounts payable, income taxes payable and accrued liabilities	(2.8)	(155.9)
Deferral of subscriber acquisition cost	(5.8)	(6.1)
Deferral of revenue from new subscribers	12.1	11.0
Prepaid and other current assets	(20.0)	(10.7)
Other, net	7.4	1.6
Discontinued operations, net	—	20.9

Net cash provided (used) by operating activities	93.1	(154.4)

Cash flows from investing activities:
Capital expenditures	(69.8)	(62.1)
Acquisitions	(2.5)	(1.7)
Marketable securities:
Purchases	—	(990.6)
Sales	0.2	414.3
Cash proceeds from disposal of:
BAX Global, net of $90.3 million of cash disposed	—	1,010.7
Other	3.4	0.7
Other, net	(0.3)	(0.5)
Discontinued operations, net	—	(5.2)

Net cash provided (used) by investing activities	(69.0)	365.6

Cash flows from financing activities:
Long term debt:
Additions	37.5	—
Repayments	(56.9)	(149.8)
Short-term repayments, net	(6.8)	(11.1)
Dividends to:
Shareholders of The Brink’s Company	(2.8)	(1.4)
Minority interest holders in subsidiaries	(1.0)	(1.2)
Proceeds from exercise of stock options	4.5	6.2
Excess tax benefits from exercise of stock options	3.2	1.0
Other, net	(0.2)	(0.1)
Discontinued operations, net	—	5.4

Net cash used by financing activities	(22.5)	(151.0)

Effect of exchange rate changes on cash	0.8	2.2

Cash and cash equivalents:
Increase	2.4	62.4
Balance at beginning of period	137.2	96.2
Amount held by BAX Global at December 31, 2005	—	78.6

Balance at end of period	$139.6	237.2

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY

and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of presentation

The Brink’s Company (along with its subsidiaries, the “Company”) has two operating segments:

•	Brink’s, Incorporated (“Brink’s”)

•	Brink’s Home Security, Inc. (“BHS”)

The Company’s unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company has revised the 2006 presentation of minority interest from a deduction in arriving at income before income taxes to a reduction in earnings after taxes. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

New Adopted Accounting Standards

The Company adopted FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109, effective January 1, 2007. This interpretation clarifies the accounting for uncertain tax positions. It prescribes a recognition threshold and measurement principle for tax positions taken or expected to be taken on tax returns. The adoption of this interpretation increased retaining earnings at January 1, 2007, by $7.0 million.

Note 2 – Segment information

The Company conducts business in two operating segments: Brink’s and BHS. These segments are identified by the Company based on how resources are allocated and operating decisions are made. Management evaluates performance and allocates resources based on operating profit or loss, excluding corporate allocations.

Brink’s offers services globally including armored car transportation, automated teller machine (“ATM”) replenishment and servicing, currency deposit processing and cash management services including “Cash Logistics” services, deploying and servicing safes and safe control devices, including its patented CompuSafe® service, coin sorting and wrapping, integrated check and cash processing services (“Virtual Vault Services”), arranging the secure transportation of valuables (“Global Services”), transporting, storing and destroying sensitive information (“Secure Data Solutions”) and guarding services, including airport security. Brink’s operates in approximately 50 countries.

Subsequent to March 31, 2007, a few customers in one country notified Brink’s that they intend to discontinue service. As a result of expected lower revenue levels, Brink’s may record significant asset impairment charges during the second quarter. In addition, management may need to take actions to significantly reduce costs. These actions may require significant charges in future quarters.

BHS offers monitored security services in North America primarily for owner-occupied, single-family residences. To a lesser extent, BHS offers security services for commercial and multi-family properties. BHS typically installs and owns the on-site security systems, and charges fees to monitor and service the systems.

	Three Months Ended March 31,
(In millions)	2007	2006
Revenues:
Brink’s	$636.8	558.9
BHS	114.7	104.7

Revenues	$751.5	663.6

Operating profit:
Brink’s	$48.8	39.6
BHS	28.2	23.4

Business segments	77.0	63.0
Corporate	(11.6)	(12.0)
Former operations	(3.3)	(6.9)

Operating profit	$62.1	44.1

Note 3 – Earnings per share

Shares used to calculate earnings per share are as follows:

	Three Months Ended March 31,
(In millions)	2007	2006
Weighted-average common shares outstanding:
Basic	46.3	57.7
Effect of dilutive stock options	0.6	0.6

Diluted	46.9	58.3

Antidilutive stock options excluded from denominator	0.2	—

Shares of the Company’s common stock held by The Brink’s Company Employee Benefits Trust (the “Employee Benefits Trust”) that have not been allocated to participants under the Company’s various benefit plans are excluded from earnings per share calculations since they are treated as treasury shares for the calculation of earnings per share. The Employee Benefits Trust held 2.0 million unallocated shares at March 31, 2007, and 0.6 million unallocated shares at March 31, 2006.

During 2006, the Company used proceeds from the sale of BAX Global to purchase 12.2 million shares of its common stock for $630.9 million, including 10.4 million shares purchased in a $530.9 million Dutch auction self-tender offer completed on April 11, 2006.

Note 4 – Employee and retiree benefits

Pension plans

The Company has various defined benefit plans for eligible employees. Effective December 31, 2005, the Company froze benefit levels for its U.S. defined benefit pension plans.

The components of net periodic pension cost for the Company’s pension plans were as follows:

(In millions)	U.S. Plans		Non-U.S. Plans		Total
Three months ended March 31,	2007	2006	2007	2006	2007	2006
Service cost	$—	—	2.0	2.4	2.0	2.4
Interest cost on projected benefit obligation	10.8	10.3	2.4	2.3	13.2	12.6
Return on assets—expected	(13.4)	(12.6)	(2.3)	(2.3)	(15.7)	(14.9)
Other amortization, net	2.7	3.9	0.8	1.1	3.5	5.0

Net periodic pension cost	$0.1	1.6	2.9	3.5	3.0	5.1

Postretirement benefits other than pensions

Company-Sponsored Plans

The Company provides postretirement health care benefits (the “Company-sponsored plans”) for eligible active and retired employees in the U.S. and Canada of the Company’s current and former businesses, including eligible participants of the former coal operations (the “coal-related” plans). The components of net periodic postretirement cost related to Company-sponsored plans were as follows:

(In millions)	Coal-related plans		Other plans		Total
Three months ended March 31,	2007	2006	2007	2006	2007	2006
Service cost	$—	—	0.1	0.1	0.1	0.1
Interest cost on accumulated postretirement benefit obligations (“APBO”)	7.9	8.4	0.2	0.3	8.1	8.7
Return on assets – expected	(9.6)	(8.6)	—	—	(9.6)	(8.6)
Amortization of losses	3.0	4.4	—	—	3.0	4.4

Net periodic postretirement cost	$1.3	4.2	0.3	0.4	1.6	4.6

Pneumoconiosis (Black Lung) Obligations

The Company is self-insured with respect to almost all black lung obligations. The components of net periodic postretirement benefit cost related to black lung obligations were as follows:

	Three Months Ended March 31,
(In millions)	2007	2006
Interest cost on APBO	$0.6	0.7
Amortization of losses	0.3	0.3

Net periodic postretirement cost	$0.9	1.0

Note 5 – Income taxes

	Three Months Ended March 31,
	2007	2006
Provision for income taxes (in millions)
Continuing operations	$25.5	17.1
Discontinued operations	0.1	211.2

Effective tax rate
Continuing operations	41.9%	37.8%
Discontinued operations	40.3%	35.8%

The effective income tax rate on continuing operations in the first quarter of 2007 was higher than the 35% U.S. statutory tax rate primarily due to $1.0 million of state tax expense and a $4.1 million increase in the valuation allowances for non-U.S. jurisdictions, including $2.4 million in a European country where the Company had previously concluded that valuation allowances were not necessary. This was partially offset by a $0.7 million benefit related to the Company’s foreign tax credit position. The Company establishes or reverses valuation allowances for non-U.S. deferred tax assets depending on all available information including historical and expected future operating performance of its subsidiaries. Changes in judgement about the future realization of deferred tax assets could result in significant adjustments to the valuation allowances.

The effective income tax rate on continuing operations in the first quarter of 2006 was higher than the 35% U.S. statutory tax rate primarily due to $1.7 million in state tax expense and an increase in the valuation allowances by $1.1 million for non-U.S. jurisdictions where the Company had previously concluded that valuation allowances were necessary.

Effective January 1, 2007, the Company adopted FIN 48 and recorded a cumulative-effect adjustment of $7.0 million, reducing the amount of unrecognized tax benefits, interest, and penalties and increasing the balance of retained earnings.

At January 1, 2007, the Company had approximately $15 million of unrecognized tax benefits related to continuing operations, of which approximately $11 million (net of federal tax benefit) would have an effect, if recognized, on the effective tax rate. In addition, there were approximately $2.1 million of unrecognized tax benefits related to discontinued operations.

Included in the balance of unrecognized tax benefits at January 1, 2007, is $1.4 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during 2007. This amount represents a possible decrease in unrecognized tax benefits comprising items related to state income tax audits, state settlement negotiations currently in progress and expiring statutes in foreign jurisdictions.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At January 1, 2007, the Company had accrued $1.3 million for the potential payment of interest and $0.2 million for the potential payment of penalties.

There were no significant changes to unrecognized tax benefits or accrued interest and penalties during the first quarter of 2007.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With a few exceptions, as of January 1, 2007, the Company was no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

Note 6 – Discontinued operations

	Three Months Ended March 31,
(In millions)	2007	2006
BAX Global:
Gain on sale	$—	584.6
Results from operations – January 2006	—	7.0
Adjustments to contingent liabilities of former operations	0.4	(1.2)

Income from discontinued operations before income taxes	0.4	590.4
Provision for income taxes	0.1	211.2

Income from discontinued operations	$0.3	379.2

On January 31, 2006, the Company sold BAX Global for approximately $1 billion in cash. As of March 31, 2006, the Company recorded a pretax gain of approximately $585 million ($374 million after tax) on the sale. Through December 31, 2006, the pretax gain on sale was adjusted to $587 million ($375 million after tax) upon settlement of closing adjustments with the purchaser. See note 9 for contingencies related to BAX Global.

Note 7 – Supplemental cash flow information

	Three Months Ended March 31,
(In millions)	2007	2006
Cash paid for:
Interest	$1.6	5.4
Income taxes, net	14.7	15.7

Other noncash financing activities – settlement of employee benefits with common shares	$4.5	4.0

Note 8 – Comprehensive income

	Three Months Ended March 31,
(In millions)	2007	2006
Net income	$28.7	403.4
Other comprehensive income (loss), net of divestitures, reclasses and taxes:
Benefit plan experience loss	4.4	—
Benefit plan prior service cost	0.2	—
Minimum pension liability	—	11.1
Foreign currency translation adjustments	3.6	(4.4)

Other comprehensive income	8.2	6.7

Comprehensive income	$36.9	410.1

Note 9 – Other commitments and contingencies

BAX Global’s litigation

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

BAX Global’s taxes

The Company has retained all pre-closing tax assets and liabilities related to BAX Global, except deferred income taxes. The Company has approximately $7 million accrued for these net tax liabilities at March 31, 2007.

Value-added taxes (“VAT”) and customs duties

During 2004, the Company determined that one of its non-U.S. Brink’s business units had not paid customs duties and VAT with respect to the importation of certain goods and services. The Company was advised that civil and criminal penalties could be asserted for the non-payment of these customs duties and VAT. Although no penalties have been asserted to date, they could be asserted at any time. The business unit has provided the appropriate government authorities with an accounting of unpaid customs duties and VAT and has made payments covering its calculated unpaid VAT. As a result of its investigation, the Company accrued charges of $1.1 million to operating profit and recorded estimated interest expense of $0.7 million related to this matter during 2004. The Company believes that the range of reasonably possible losses is between $0.4 million and $3.0 million for potential penalties on unpaid VAT and has accrued $0.4 million. The Company believes that the range of possible losses for unpaid customs duties and associated penalties, none of which has been accrued, is between $0 and $35 million. The Company believes that the assertion of the penalties on unpaid customs duties would be excessive and would vigorously defend against any such assertion. The Company does not expect to be assessed interest charges in connection with any penalties that may be asserted. The Company continues to diligently pursue the timely resolution of this matter and, accordingly, the Company’s estimate of the potential losses could change materially in future periods. The assertion of potential penalties may be material to the Company’s financial position and results of operations.

Other loss contingencies

The Company also has other contingent liabilities, primarily related to former coal operations, including obligations for the expected settlement of coal-related workers’ compensation claims and reclamation obligations.

THE BRINK’S COMPANY

and Subsidiaries

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The Brink’s Company (along with its subsidiaries, the “Company”) has two operating segments:

• Brink’s, Incorporated (“Brink’s”)	Brink’s offers transportation and logistics management services for cash and valuables throughout the world. These services include armored car transportation, automated teller machine (“ATM”) replenishment and servicing, currency deposit processing and cash management services including “Cash Logistics” services, deploying and servicing safes and safe control devices, including its patented CompuSafe® service, coin sorting and wrapping, integrated check and cash processing services (“Virtual Vault Services”), arranging the secure transportation of valuables (“Global Services”), transporting, storing, and destroying sensitive information (“Secure Data Solutions”) and guarding services, including airport security.

• Brink’s Home Security, Inc. (“BHS”)	BHS offers monitored security services in North America primarily for owner-occupied, single-family residences. To a lesser extent, BHS offers security services for commercial and multi-family properties. BHS typically installs and owns the on-site security systems and charges fees to monitor and service the systems.

The Company sold BAX Global Inc. (“BAX Global”), a wholly owned freight transportation subsidiary, in 2006 for approximately $1 billion in cash. See “Discontinued Operations” for a description of the transaction and see “Liquidity and Capital Resources” for a description of how the Company used the proceeds.

The Company has significant obligations associated with its former coal operations and expects to have significant ongoing expenses and cash outflows related to its former coal operations. The Company has funded a significant portion of the postretirement medical benefit obligation related to its former coal operations through its Voluntary Employees’ Beneficiary Association trust (“VEBA”). The market value of the VEBA’s assets at March 31, 2007, was approximately $463 million.

RESULTS OF OPERATIONS

Overview

	Three Months Ended March 31,
(In millions)	2007	2006
Income from:
Continuing operations	$28.4	24.2
Discontinued operations	0.3	379.2

Net income	$28.7	403.4

The income items in the above table are reported after tax.

Income from continuing operations improved in the first quarter of 2007 versus the first quarter of the prior-year primarily due to improved operating profit at Brink’s and BHS. Brink’s operating profit improved in the first quarter of 2007 from the same prior-year period primarily due to higher revenues in Latin America. BHS continued a trend of reporting higher operating profit.

Expenses related to former operations were lower primarily due to lower expenses for postretirement medical benefits. These improvements were offset by a return to an aggregate net expense for nonoperating items, which include interest expense and interest and other income, net. In 2006, income from the temporary investment of the proceeds from the sale of BAX Global resulted in a net benefit for these nonoperating items. The Company expects these nonoperating items to remain in an aggregate net expense position for the balance of 2007.

Income from discontinued operations in the first quarter of last year was primarily a result of the after-tax gain on the sale of BAX Global.

Consolidated Review

	Three Months Ended March 31,		%
(In millions)	2007	2006	change
Revenues:
Brink’s	$636.8	558.9	14
BHS	114.7	104.7	10

Revenues	$751.5	663.6	13

Operating profit:
Brink’s	$48.8	39.6	23
BHS	28.2	23.4	21

Business segments	77.0	63.0	22
Corporate	(11.6)	(12.0)	(3)
Former operations	(3.3)	(6.9)	(52)

Operating profit	62.1	44.1	41
Interest expense	(2.8)	(4.3)	(35)
Interest and other income, net	1.6	5.4	(70)

Income from continuing operations before income taxes and minority interest	60.9	45.2	35
Provision for income taxes	25.5	17.1	49
Minority interest	7.0	3.9	79

Income from continuing operations	28.4	24.2	17
Income from discontinued operations, net of income taxes	0.3	379.2	(100)

Net income	$28.7	403.4	(93)

Revenues

Brink’s revenues in the first quarter of 2007 increased over the first quarter of 2006 due to growth in existing operations and favorable changes in foreign currency exchange rates. BHS’ revenues increased year over year primarily as a result of the larger subscriber base.

Operating Profit

The Company’s consolidated operating profit increased 41% in the first quarter of 2007 compared to the same period last year primarily as a result of strong operating profit growth from both operating segments. Brink’s operating profit for the first quarter of 2007 included significant operating profit growth in Latin America. Operating profit in Europe, Middle East, and Africa (“EMEA”) was slightly higher than in the first quarter of 2006. North American operating profit for the first quarter of 2007 was level with the prior-year quarter. BHS’ operating profit for the current quarter improved due to incremental revenues and cost efficiencies generated from the larger subscriber base. BHS’ operating profit in 2007 also includes $0.4 million of other operating income from the partial settlement of insurance claims related to Hurricane Katrina.

Expenses related to former operations were $3.6 million lower in the first quarter of 2007 compared to the same period last year primarily due to lower postretirement medical expenses.

Brink’s, Incorporated

	Three Months Ended March 31,		% change

(In millions)	2007	2006
Revenues:
North America (a)	$211.2	201.3	5
International	425.6	357.6	19

	$636.8	558.9	14

Operating profit:
North America (a)	$18.3	18.4	(1)
International	30.5	21.2	44

	$48.8	39.6	23

Cash flow information:
Depreciation and amortization	$25.6	23.2	10
Capital expenditures	26.3	19.9	32

(a)	U.S. and Canada.

Overview

Revenues at Brink’s were higher in the first quarter of 2007 compared to the prior-year period as a result of a combination of the effects of core business growth and favorable changes in currency exchange rates. Operating profit in the first quarter of 2007 was higher than in the same period of 2006 largely as a result of strong performance in Latin America, particularly in Venezuela, Brazil and Colombia. In EMEA, operating profit was slightly higher than the prior-year quarter with continued strong results in France, partially offset by losses in a few other countries. The Company is actively seeking to improve efficiencies in underperforming countries. Actions related to these efforts could result in charges to operating profit in future quarters. North American operating profit was about the same as in the prior-year quarter.

Revenues from Cash Logistics, including coin and note processing, were $163.1 million in the first quarter of 2007 and $141.1 million in the first quarter of 2006 and are included in the revenues shown in the table above. The increase in these revenues was due primarily to Organic Revenue Growth, as defined later.

Brink’s expects to generate operating profit margins above 7% in 2007.

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

The supplemental Organic Revenue Growth information presented is non-GAAP financial information that management uses to evaluate results of existing operations without the effects of acquisitions, dispositions and currency exchange rates. The Company believes that this information may help investors evaluate the performance of the Company’s operations. The limitation of this measure is that the effects of acquisitions, dispositions and changes in values of foreign currencies cannot be completely separated from changes in prices (including price increases due to inflation) and volume of the base business. This supplemental non-GAAP information does not affect net income or any other reported amounts. This supplemental non-GAAP information should be viewed in conjunction with the Company’s consolidated statements of operations.

Revenue growth rates for operations outside the U.S. include the effect of changes in currency exchange rates. On occasion in this report, the change in revenue versus the prior year has been disclosed using constant currency exchange rates in order to provide information about growth rates without the impact of fluctuating foreign currency exchange rates. Growth at constant-currency exchange rates equates to growth as measured in local currency. This measurement of growth using constant-currency exchange rates is higher than growth computed using actual currency exchange rates when the U.S. dollar is strengthening and lower when the U.S. dollar is weakening. Changes in currency exchange rates did not materially affect period-to-period comparisons of segment operating profit for the periods presented herein.

(In millions)	Three Months Ended March 31,	% change from prior period
2005 Revenues	$509.2	11
Effects on revenue of:
Organic Revenue Growth	44.8	9
Acquisitions and dispositions, net	21.5	4
Changes in currency exchange rates	(16.6)	(3)

2006 Revenues	558.9	10
Effects on revenue of:
Organic Revenue Growth	41.9	8
Acquisitions and dispositions, net	11.4	2
Changes in currency exchange rates	24.6	4

2007 Revenues	$636.8	14

North America

North American revenues increased to $211.2 million in 2007 compared to $201.3 million in the same period for 2006 as the result of improvements in all service lines, except U.S. Global Services. Operating profit in the first quarter of 2007 decreased slightly compared to the same period in 2006 as higher operating profit in Canada on higher revenues was offset by lower operating profit in the U.S. as a result of higher spending for sales and marketing efforts and a lower operating profit contribution from U.S. Global Services.

Brink’s expects to record other operating income in the U.S. of $1.0 million to $1.5 million during the second quarter of 2007 for settlement of property damage and business interruption claims related to Hurricane Katrina.

International

Revenues increased in the first quarter of 2007 over the first quarter of last year in all regions except Asia-Pacific. Revenue increases in EMEA and Latin America were primarily the result of Organic Revenue Growth and favorable changes in currency exchange rates. International operating profit in the first quarter of 2007 was higher than the first quarter of 2006 primarily due to the effects of strong volumes in Latin America, particularly in Venezuela, Brazil and Colombia.

EMEA. Revenues increased to $281.4 million in the first quarter of 2007 compared to $238.5 million from the same period last year, an increase of 18% (8% on a constant currency basis) largely as a result of Organic Revenue Growth and favorable changes in currency exchange rates. Operating profit was higher in the first quarter of 2007 due to continued strong results in France and improved Global Services results in the United Kingdom. This increase was partially offset by difficult armored car transportation and ATM replenishment and servicing operating conditions in a few other European countries, particularly in Germany, the United Kingdom and Ireland. The Company is actively seeking to improve operating performance in the underperforming countries. Actions related to these efforts may improve operating margins in the long term, but could result in charges in the short term.

Subsequent to March 31, 2007, a few customers in one country notified Brink’s that they intend to discontinue service. As a result of expected lower revenue levels, Brink’s may record significant asset impairment charges during the second quarter. In addition, management may need to take actions to significantly reduce costs. These actions may require significant charges in future quarters.

Latin America. Revenues increased to $129.5 million in the first quarter of 2007 from $100.7 million in the first quarter of 2006, an increase of 29% over the same period last year (27% on a constant currency basis) primarily due to higher volumes across the region and normal inflationary price increases. Operating profit in the first quarter of 2007 was significantly higher than in the first quarter of 2006 primarily due to the above-mentioned volume and price increases, particularly in Venezuela, Brazil and Colombia, combined with productivity improvements across the region.

Asia-Pacific. Revenues decreased to $14.7 million in the first quarter of 2007 from $18.4 million in the first quarter of 2006, a decrease of 20% (21% on a constant currency basis). This decrease was primarily due to the loss of Australia’s largest customer during the second quarter of 2006, partially offset by stronger Global Services operations in Hong Kong, Singapore and Japan. Brink’s expects that full-year revenue will be reduced by approximately $10 million from 2006 levels as a result of the loss of this customer. Operating profit in the first quarter of 2007 was lower than in 2006, reflecting lower operating profit in Australia.

Brink’s Home Security

	Three Months Ended March 31,		% change
(In millions)	2007	2006
Revenues	$114.7	104.7	10

Operating profit
Recurring services (a)	$50.8	43.6	17
Investment in new subscribers (b)	(22.6)	(20.2)	12

	$28.2	23.4	21

Monthly recurring revenues (c)	$34.2	30.1	14

Cash Flow Information
Depreciation and amortization (d)	$18.5	15.8	17
Impairment charges from subscriber disconnects	11.2	10.7	5
Amortization of deferred revenue (e)	(8.0)	(7.3)	10
Deferral of subscriber acquisition costs (current year payments)	(5.8)	(6.1)	(5)
Deferral of revenue from new subscribers (current year receipts)	12.1	11.0	10
Capital expenditures:
Security systems	$(41.1)	(36.4)	13
Other (f)	(2.3)	(5.7)	(60)

Capital expenditures	$(43.4)	(42.1)	3

(a)	Reflects operating profit generated from the existing subscriber base including the amortization of deferred revenues.
(b)	Primarily marketing and selling expenses, net of the deferral of direct selling expenses (primarily a portion of sales commissions), incurred in the acquisition of new subscribers.
(c)	This measure is reconciled below under the caption “Reconciliation of Non-GAAP Measures—Monthly Recurring Revenues.”
(d)	Includes amortization of deferred subscriber acquisition costs.
(e)	Includes amortization of deferred revenue related to active subscriber accounts as well as recognition of deferred revenue related to subscriber accounts that disconnect.
(f)	Capital expenditures in the first quarter of 2006 included $5.3 million for the development of the Knoxville facility.

Revenues

The 10% increase in BHS’ revenues in the first quarter of 2007 over the comparable 2006 period was primarily due to a larger subscriber base and higher average monitoring rates, partially offset by a 49% decline in Brink’s Home Technologies (“BHT”) pre-wire and trim-out revenues. The larger subscriber base and higher average monitoring rates also produced a 14% increase in monthly recurring revenues for March 2007 compared to March 2006.

Operating profit

Operating profit increased $4.8 million for the first quarter of 2007 compared to the same period in 2006 as higher profit from recurring services was partially offset by a 12% increase in investment in new subscribers. Higher profit from recurring services in the first quarter of 2007 was primarily due to incremental revenues generated from the larger subscriber base and cost control measures. Higher investment in new subscribers in comparison to that of the first quarter of 2006 was primarily due to increased advertising and marketing costs incurred to attract and add new subscribers.

The volume of BHT installation business in new homes in the first quarter of 2007 declined from the fourth quarter of 2006 and is down significantly from the same period in 2006. This installation business is expected to stabilize during the second quarter and begin recovering in future quarters due to projected expansion of existing relationships and development of new relationships with major homebuilders.

BHS recorded other operating income of $0.4 million during the first quarter of 2007 for partial settlement of property damage and business interruption insurance claims related to Hurricane Katrina. BHS expects to reach final settlement during the second quarter of 2007 and record additional other operating income between $1.6 million and $2.4 million.

Subscriber activity

	Three Months Ended March 31,		% change
(In thousands)	2007	2006
Number of subscribers:
Beginning of period	1,124.9	1,018.8
Installations (a)	45.8	43.1	6
Disconnects (a)	(17.5)	(14.2)	23

End of period (b)	1,153.2	1,047.7	10

Average number of subscribers	1,138.1	1,032.5	10
Annualized disconnect rate (c)	6.1%	5.5%

(a)	Customers who move from one location and then initiate a new monitoring agreement at a new location are not included in either installations or disconnects. Dealer accounts cancelled and charged back to the dealer during the specified contract term are also excluded from installations and disconnects. Inactive sites that are returned to service reduce disconnects.
(b)	Commercial subscribers accounted for approximately 5% of total subscribers at March 31, 2007. The Company continues to see the expansion of BHS’ commercial subscriber base as a significant growth opportunity.
(c)	The disconnect rate is a ratio, the numerator of which is the number of customer cancellations during the period and the denominator of which is the average number of customers during the period. The gross number of customer cancellations is reduced for customers who move from one location and then initiate a new monitoring agreement at a new location, accounts charged back to the dealers because the customers cancelled service during the specified contractual term, and inactive sites that are returned to active service during the period.

Installations were 6% higher in the first quarter of 2007 as compared to the same period of 2006. A significant part of the growth was a result of increased dealer network installations, and to a lesser extent from growth in residential and commercial installations performed by BHS branch personnel. Commercial installations accounted for approximately 7% of total installations for the first quarter of 2007.

Disconnect rates are typically higher in the second and third calendar quarters of the year because of an increase in residential moves during summer months. The annualized disconnect rate for the first quarter of 2007 increased to 6.1% compared to an unusually low 5.5% reported for the same period of 2006. BHS is continually focused on minimizing customer disconnects; however, the disconnect rate may not materially improve in the future, as a certain amount of disconnects cannot be prevented due to external factors, primarily household moves.

Reconciliation of Non-GAAP Measures – Monthly Recurring Revenues

	Three Months Ended March 31,
(In millions)	2007	2006
Monthly recurring revenues (“MRR”) (a)	$34.2	30.1
Amounts excluded from MRR:
Amortization of deferred revenue	2.7	2.5
Other revenues (b)	1.7	3.1

Revenues on a GAAP basis	$38.6	35.7

Revenues on a GAAP basis:
March	$38.6	35.7
January – February	76.1	69.0

January – March	$114.7	104.7

(a)	MRR is calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for contracted monitoring and maintenance services.
(b)	Revenues that are not pursuant to monthly contractual billings.

The Company uses MRR to evaluate BHS’ performance, and believes the presentation of MRR is useful to investors because the measure is widely used in the industry to assess the amount of recurring revenues from subscriber fees that a home security business produces. This supplemental non-GAAP information should be viewed in conjunction with the Company’s consolidated statements of operations.

Corporate Expense – The Brink’s Company

	Three Months Ended March 31,		% change
(In millions)	2007	2006
Corporate expense	$11.6	12.0	(3)

Corporate expense was lower in the first quarter of 2007 compared to the same 2006 period. The Company expects corporate expenses to decline in the full-year 2007 compared to 2006 primarily due to lower professional fees.

Former Operations – included in Continuing Operations

	Three Months Ended March 31,		% change
(In millions)	2007	2006
Company-sponsored postretirement benefits other than pensions	$1.5	4.4	(66)
Black lung	0.9	1.0	(10)
Pension	(0.1)	0.6	NM
Administrative, legal and other expenses, net	1.1	1.5	(27)
Gains on sales of property and equipment and other income	(0.1)	(0.6)	(83)

	$3.3	6.9	(52)

Expenses from former operations decreased by 52% in the first quarter of 2007 compared to the same period last year primarily because postretirement benefit expenses were lower.

Administrative, legal and other expenses, net, were lower and are expected to continue to decline as administrative functions related to former natural resource operations are reduced and remaining residual assets are sold. Expenses related to residual assets include property taxes, insurance and lease payments.

Foreign Operations

The Company operates in approximately 50 countries outside the U.S., each with a local currency other than the U.S. dollar. Because the financial results of the Company are reported in U.S. dollars, they are affected by changes in the value of various foreign currencies in relation to the U.S. dollar. Changes in exchange rates may also affect transactions which are denominated in currencies other than the functional currency. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency fluctuations in any one country may have on the translated results.

The Company, from time to time, uses foreign currency forward contracts to hedge transactional risks associated with foreign currencies. At March 31, 2007, no significant foreign currency forward contracts were outstanding. Translation adjustments of net monetary assets and liabilities denominated in the local currency relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period.

No subsidiaries operated in highly inflationary economies for the three months ending March 31, 2007 and 2006.

Brink’s Venezuelan subsidiaries were considered to be operating in a highly inflationary economy during 2002. Since then, Venezuela’s economy has not been considered to be highly inflationary. It is possible that Venezuela’s economy may be considered highly inflationary again at some time in the future.

The Company is exposed to certain risks when it operates in highly inflationary economies, including the risk that

•	the rate of price increases for services will not keep pace with cost inflation;

•	adverse economic conditions in the highly inflationary country may discourage business growth which could affect demand for the Company’s services; and

•	the devaluation of the currency may exceed the rate of inflation and reported U.S. dollar revenues and profits may decline.

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

The Company is also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, political instability, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects, if any, of these risks on the Company cannot be predicted.

Other Operating Income, Net

Other operating income, net, is a component of the operating segments’ previously discussed operating profits.

	Three Months Ended March 31,		% change
(In millions)	2007	2006
Share in earnings of equity affiliates	$0.7	0.8	(13)
Royalty income	0.4	0.7	(43)
Gains (losses) on sales of operating assets, net	0.3	(0.3)	NM
Foreign currency transaction losses, net	(1.1)	—	NM
Other	0.7	0.6	17

	$1.0	1.8	(44)

Nonoperating Income and Expense

Interest expense

	Three Months Ended March 31,		% change
(In millions)	2007	2006
Interest expense	$ 2.8	4.3	(35)

Interest expense in the first quarter of 2007 was lower than in the first quarter of 2006 due to lower average debt levels.

Interest and other income (expense), net

	Three Months Ended March 31,		% change
(In millions)	2007	2006
Interest income	$1.8	5.8	(69)
Dividend income from real estate investment	—	1.1	(100)
Senior Notes prepayment make-whole amount	—	(1.6)	(100)
Other	(0.2)	0.1	NM

	$1.6	5.4	(70)

Interest income was lower in the first quarter of 2007 due to lower levels of marketable securities in 2007 compared to 2006. The Company received dividends of $1.1 million in the first quarter of 2006 from a real estate investment. The Company does not expect to receive any dividends on its real estate investment in 2007. The Company made a $1.6 million make-whole payment associated with the prepayment of the Senior Notes on March 31, 2006.

Income Taxes

	Three Months Ended March 31,
	2007	2006
Provision for income taxes (in millions)
Continuing operations	$25.5	17.1
Discontinued operations	0.1	211.2

Effective tax rate
Continuing operations	41.9%	37.8%
Discontinued operations	40.3%	35.8%

The effective income tax rate on continuing operations in the first quarter of 2007 was higher than the 35% U.S. statutory tax rate primarily due to $1.0 million of state tax expense and a $4.1 million increase in the valuation allowances for non-U.S. jurisdictions, including $2.4 million in a European country where the Company had previously concluded that valuation allowances were not necessary. This was partially offset by a $0.7 million benefit related to the Company’s foreign tax credit position. The Company establishes or reverses valuation allowances for non-U.S. deferred tax assets depending on all available information including historical and expected future operating performance of its subsidiaries. Changes in judgement about the future realization of deferred tax assets could result in significant adjustments to the valuation allowances.

The effective income tax rate on continuing operations in the first quarter of 2006 was higher than the 35% U.S. statutory tax rate primarily due to $1.7 million in state tax expense and an increase in the valuation allowances by $1.1 million for non-U.S. jurisdictions where the Company had previously concluded that valuation allowances were necessary.

The Company’s effective tax rate may fluctuate materially from period to period due to changes in the expected geographical mix of earnings, changes in valuation allowances or accruals for contingencies and other factors. Subject to the above factors, the Company currently expects that the effective tax rate on continuing operations for the full year 2007 will approximate 39% to 41%.

Effective January 1, 2007, the Company adopted FIN 48 and recorded a cumulative-effect adjustment of $7.0 million, reducing the amount of unrecognized tax benefits, interest, and penalties and increasing the balance of retained earnings.

At January 1, 2007, the Company had approximately $15 million of unrecognized tax benefits related to continuing operations, of which approximately $11 million (net of federal tax benefit) would have an effect, if recognized, on the effective tax rate in continuing operations. In addition, there were approximately $2.1 million of unrecognized tax benefits related to discontinued operations.

Included in the balance of unrecognized tax benefits at January 1, 2007, is $1.4 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during 2007. This amount represents a possible decrease in unrecognized tax benefits comprising items related to state income tax audits, state settlement negotiations currently in progress and expiring statutes in foreign jurisdictions.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At January 1, 2007, the Company had accrued $1.3 million for the potential payment of interest and $0.2 million for the potential payment of penalties.

There were no significant changes to unrecognized tax benefits or accrued interest and penalties during the first quarter of 2007.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With a few exceptions, as of January 1, 2007, the Company was no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

Minority Interest

	Three Months Ended March 31,		% change

(In millions)	2007	2006
Minority interest	$7.0	3.9	79

The increase in minority interest is primarily due to increases in the earnings of Brink’s Venezuelan and Colombian subsidiaries.

Discontinued Operations

On January 31, 2006, the Company sold BAX Global for approximately $1 billion in cash. As of March 31, 2006, the Company recorded a pretax gain of approximately $585 million ($374 million after tax) on the sale. Through December 31, 2006, the pretax gain on sale was adjusted to $587 million ($375 million after tax) upon settlement of closing adjustments with the purchaser. The Company has either retained or indemnified the purchaser for certain costs and contingencies including those for taxes and for a matter currently in litigation as discussed in “Contingent Matters.”

BAX Global’s results of operations have been reported as discontinued operations for all periods presented.

	Three Months Ended March 31,
(In millions)	2007	2006
BAX Global:
Gain on sale	$—	584.6
Results of operations – January 2006	—	7.0
Adjustments to contingent liabilities of former operations	0.4	(1.2)

Income from discontinued operations before income taxes	0.4	590.4
Provision for income taxes	0.1	211.2

Income from discontinued operations	$0.3	379.2

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows before financing activities decreased by $187.1 million in the first quarter of 2007 as compared to the first quarter of 2006. The decrease was primarily due to the receipt and use of proceeds from the sale of BAX Global in the first quarter of 2006. In addition, the first quarter of 2007 included overall higher cash outflows for capital expenditures.

In the first quarter of 2006, the Company received approximately $1 billion in cash from the sale of BAX Global. With the proceeds, the Company:

•	repurchased approximately 10.4 million shares of the Company’s common stock in the second quarter of 2006 for approximately $530.9 million;

•	repurchased approximately 1.8 million additional shares of the Company’s common stock in the second, third and fourth quarters of 2006 for $100 million;

•	contributed $225 million to a Voluntary Employees’ Beneficiary Association trust (“VEBA”) designated to pay retiree medical obligations to former coal operations employees;

•	paid $60 million to settle outstanding Senior Notes and significantly reduced other debt;

•	paid $67 million of its estimated 2006 U.S. income tax liability; and

•	paid $20 million in the third quarter of 2006 to settle obligations related to the withdrawal from two multi-employer pension plans of the former coal operations.

Summary of Cash Flow Information

	Three Months Ended March 31,		$ change

(In millions)	2007	2006
Cash flows from operating activities:
Continuing operations:
Before contribution to VEBA	$93.1	49.7	43.4
Contribution to VEBA	—	(225.0)	225.0

Subtotal	93.1	(175.3)	268.4
Discontinued operations:
BAX Global	—	5.8	(5.8)
Federal Black Lung Excise Tax refunds	—	15.1	(15.1)

Operating activities	93.1	(154.4)	247.5

Cash flows from investing activities:
Continuing operations:
Capital expenditures	(69.8)	(62.1)	(7.7)
Acquisitions	(2.5)	(1.7)	(0.8)
Proceeds from disposal of BAX Global (a)	—	1,010.7	(1,010.7)
Sales (purchases) of marketable securities, net	0.2	(576.3)	576.5
Other	3.1	0.2	2.9
Discontinued operations	—	(5.2)	5.2

Investing activities	(69.0)	365.6	(434.6)

Cash flows before financing activities	$24.1	211.2	(187.1)

(a)	Net of $90.3 million of cash held by BAX Global at the date of sale.

Operating Activities

Operating cash flows from continuing operations increased by $268.4 million in the first quarter of 2007 compared to the same period in 2006. This increase was primarily due to the $225 million contribution to the VEBA in 2006 which was recorded as a component of operating activities.

Operating cash flows from discontinued operations in the first quarter of 2006 included $15.1 million of Federal Black Lung Excise Tax (“FBLET”) refunds.

Investing Activities

Cash flows from investing activities decreased by $434.6 million in the first quarter of 2007 versus the first quarter of 2006 primarily due to the receipt of proceeds from the sale of BAX Global in 2006, net of marketable securities purchased. In addition, cash flows in the first quarter of 2007 decreased due to increased cash outflows for capital expenditures.

Capital expenditures were as follows:

	Three Months Ended March 31,		$ change

(In millions)	2007	2006
Capital expenditures
Brink’s	$26.3	19.9	6.4
BHS:
Security systems	41.1	36.4	4.7
Other	2.3	5.7	(3.4)
Corporate	0.1	0.1	—

Capital expenditures	$69.8	62.1	7.7

Capital expenditures for the first quarter of 2007 were $7.7 million higher than for the same period in 2006. Brink’s capital expenditures in 2007 were primarily for new facilities, cash processing and security equipment, armored vehicles, and information technology. BHS capital expenditures were slightly higher in 2007. BHS capital expenditures in 2006 included $5.3 million for the development of the second monitoring facility in Knoxville, Tennessee.

Capital expenditures of continuing operations for the full-year 2007 are currently expected to range from $310 million to $330 million versus $279 million in 2006.

Business Segment Cash Flows

The Company’s cash flows before financing activities for each of the operating segments are presented below.

	Three Months Ended March 31,		$ change

(In millions)	2007	2006
Cash flows before financing activities
Business segments:
Brink’s	$24.0	1.5	22.5
BHS	17.3	4.6	12.7

Subtotal of business segments	41.3	6.1	35.2
Corporate and former operations:
Proceeds from disposal of BAX Global (a)	—	1,010.7	(1,010.7)
Contributions to the VEBA	—	(225.0)	225.0
Sales (purchases) of marketable securities, net	0.2	(576.3)	576.5
Other	(17.4)	(20.0)	2.6

Subtotal of continuing operations	24.1	195.5	(171.4)

Discontinued operations:
BAX Global	—	0.6	(0.6)
FBLET refund	—	15.1	(15.1)

Cash flows before financing activities	$24.1	211.2	(187.1)

(a)	Net of $90.3 million of cash held by BAX Global at the date of sale.

Brink’s

Cash flows before financing activities in the first quarter of 2007 at Brink’s increased by $22.5 million primarily due to higher operating profit and less cash used for working capital needs as a result of improved receivable collections. This increase was partially offset by higher capital expenditures compared to the same period in 2006.

BHS

The increase in BHS’ cash flows before financing activities is primarily due to cash provided from working capital and higher earnings in 2007 compared to 2006. The first quarter of 2006 included $5.3 million invested in the development of the Knoxville monitoring facility.

Corporate and Former Operations

Other cash flows related to corporate and former operations improved in 2007 as a result of a decision to pay a majority of postretirement medical benefits with assets held by the VEBA beginning January 1, 2007.

During the first quarter of 2006, the Company received approximately $1 billion in net proceeds from the sale of BAX Global, contributed $225 million to the VEBA and purchased marketable securities.

Discontinued Operations

The Company received approximately $15 million in FBLET refunds in the first quarter of 2006.

Financing Activities

Summary of financing activities

	Three Months Ended March 31,
(In millions)	2007	2006
Net repayments of debt:
Short-term debt	$(6.8)	(11.1)
Revolving Facility	(16.1)	(70.4)
Senior Notes	—	(76.7)
Other	(3.3)	(2.7)

Net repayments of debt	(26.2)	(160.9)
Dividends to:
Shareholders of the Company	(2.8)	(1.4)
Minority interests in subsidiaries	(1.0)	(1.2)
Proceeds from exercise of stock options and other	7.5	7.1
Discontinued operations, net	—	5.4

Cash flows from financing activities	$(22.5)	(151.0)

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

Capitalization

The Company uses a combination of debt, leases and equity to capitalize its operations.

Reconciliation of Net Debt to GAAP measures

(In millions)	March 31, 2007	December 31, 2006
Short-term debt	$26.7	33.4
Long-term debt	117.7	136.8

Debt	144.4	170.2
Less cash and cash equivalents	(139.6)	(137.2)

Net Debt (a)	$4.8	33.0

(a)	Net Debt is a non-GAAP measure. Net Debt is equal to short-term debt plus the current and noncurrent portion of long-term debt (“Debt” in the tables), less cash and cash equivalents.

The supplemental Net Debt information is non-GAAP financial information that management believes is an important measure to evaluate the Company’s financial leverage. This supplemental non-GAAP information does not affect any reported amounts, and should be viewed in conjunction with the Company’s consolidated balance sheets. The Company’s Net Debt position at March 31, 2007, as compared to December 31, 2006, improved primarily due to the repayment of long-term debt with the increased cash generated from operating activities.

Debt

The Company has an unsecured $400 million revolving bank credit facility with a syndicate of banks (the “Revolving Facility”). The facility allows the Company to borrow (or otherwise satisfy credit needs) on a revolving basis over a five-year term ending in August 2011. As of March 31, 2007, $354.0 million was available under the revolving credit facility.

The Company also has an unsecured $150 million credit facility with a bank to provide letters of credit and other borrowing capacity over a five-year term ending in December 2009 (the “Letter of Credit Facility”). The Company has used the Letter of Credit Facility to replace surety bonds and other letters of credit needed to support its activities. As of March 31, 2007, $13.6 million was available under this Letter of Credit Facility. The Revolving Facility and the multi-currency revolving credit facilities described below are also used for the issuance of letters of credit and bank guarantees.

The Company has three unsecured multi-currency revolving bank credit facilities with a total of $90.1 million in available credit, of which approximately $49.9 million was available at March 31, 2007. When rates are favorable, the Company also borrows from other U.S. banks under short-term uncommitted agreements. Various foreign subsidiaries maintain other secured and unsecured lines of credit and overdraft facilities with a number of banks. Amounts outstanding under these agreements are included in short-term borrowings.

The Company’s Brink’s and BHS subsidiaries guarantee the Revolving Facility and the Letter of Credit Facility. The Revolving Facility, the Letter of Credit Facility and the multi-currency revolving bank credit facilities contain various financial and other covenants. The financial covenants, among other things, limit the Company’s total indebtedness, limit asset sales, limit the use of proceeds from asset sales and provide for minimum coverage of interest costs. The credit agreements do not provide for the acceleration of payments should the Company’s credit rating be reduced. If the Company were not to comply with the terms of its various loan agreements, the repayment terms could be accelerated and the commitments could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements. The Company was in compliance with all financial covenants at March 31, 2007.

The Company believes it has adequate sources of liquidity to meet its near-term requirements.

Operating leases

The Company has made residual value guarantees of approximately $65.7 million at March 31, 2007, related to operating leases, principally for trucks and other vehicles.

Equity

At March 31, 2007, the Company had 100 million shares of common stock authorized and 48.5 million shares issued and outstanding. Of the outstanding shares, 2.0 million shares held by The Brink’s Company Employee Benefits Trust (the “Employee Benefits Trust”) at March 31, 2007, have been accounted for similarly to treasury stock for earnings per share purposes.

The Company has the authority to issue up to 2.0 million shares of preferred stock, par value $10 per share.

Contingent Matters

BAX Global’s litigation

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

BAX Global’s taxes

The Company has retained all pre-closing tax assets and liabilities related to BAX Global, except deferred income taxes. The Company has approximately $7 million accrued for these net tax liabilities at March 31, 2007.

Value-added taxes (“VAT”) and customs duties

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

Other loss contingencies

The Company also has other contingent liabilities, primarily related to former coal operations, including obligations for the expected settlement of coal-related workers’ compensation claims and reclamation obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations have activities in approximately 50 countries. These operations expose the Company to a variety of market risks, including the effects of changes in interest rates, commodity prices and foreign currency exchange rates. In addition, the Company consumes various commodities in the normal course of business, exposing it to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by the Company as an integral part of its overall risk management program. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency rate fluctuations in any one country may have on the Company’s consolidated results. The Company’s risk management program considers this favorable diversification effect as it measures the Company’s exposure to financial markets and, as appropriate, seeks to reduce the potentially adverse effects that the volatility of certain markets may have on its operating results. The Company has not had any material change in its market risk exposures in the three months ended March 31, 2007.

Item 4.	Controls and Procedures

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-looking information

This document contains both historical and forward-looking information. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “may,” “should” and similar expressions may identify forward-looking information. Forward-looking information in this document includes, but is not limited to, statements regarding future unrecognized tax benefits, expected insurance recoveries from claims filed in connection with Hurricane Katrina, the expectation that nonoperating items will remain as an expense for 2007, the aggressive pursuit of efficiencies to improve performance in underperforming operations and their potential effect on operating margins, the possibility of significant asset impairment charges, possible actions to reduce costs, which may result in significant charges, expected operating profit margins at Brink’s, BHS installations in new homes and relationships with major homebuilders, changes in the disconnect rate at BHS, expected corporate, administrative, legal and other expenses, the receipt of dividends from a real estate investment, the outcome of the issue relating to the non-payment of customs duties and value-added tax by a non-U.S. subsidiary of Brink’s, the Company’s anticipated effective tax rate for 2007, estimated capital expenditures for 2007, future effects of the loss of a Brink’s customer in Australia, the possibility that Venezuela may be considered highly inflationary again, the possibility that Brink’s Venezuela may be subject to less favorable exchange rates on dividend remittances, and the outcome of pending litigation, involve forward-looking information. This forward looking information is subject to known and unknown risks, uncertainties, and contingencies, which could cause actual results, performance or achievements to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond the control of the Company, include, but are not limited to, strategic initiatives and acquisition opportunities, the Company’s tax position, decisions by the Company’s Board of Directors, the willingness of Brink’s and BHS customers to absorb future price increases and the actions of competitors, Brink’s ability to adjust operationally to the loss of a customer in Australia, the implementation and impact of actions to reduce costs in EMEA, the effects of a possible loss of Brink’s customers in EMEA, the satisfaction or waiver of limitations on the use of proceeds contained in various of the Company’s financing arrangements, the demand for capital, the funding and benefit levels of multi-employer plans and pension plans, actual medical and legal expenses relating to benefits, changes in inflation rates (including medical inflation) and interest rates, changes in mortality and morbidity assumptions, acquisitions and dispositions made by the Company in the future, the ability of the operations to identify losses as relating to Hurricane Katrina and positions taken by insurers, the financial condition of the insurers, changes in the level of household moves, BHS’ ability to maintain subscriber growth, the return to profitability of operations in jurisdictions where the Company has recorded valuation adjustments, Brink’s ability to cost effectively match customer demand with appropriate resources, Brink’s loss experience, changes in insurance costs, Brink’s ability to integrate recent acquisitions, the performance of Brink’s EMEA operations and the effect of recent and possible future restructuring efforts, the input of governmental authorities regarding the non-payment of customs duties and value-added tax, the willingness of police departments to respond to alarms, the willingness of BHS’ customers to pay for private response personnel or other alternatives to police responses to alarms, the demand for capital by the Company and the availability of such capital, the cash, debt and tax position and growth needs of the Company, the funding level of and accounting for the VEBA and the VEBA’s investment performance, whether the Company’s assets or the VEBA’s assets are used to pay benefits, the stability of the Venezuelan economy and changes in Venezuelan policy regarding exchange rates for dividend remittances, discovery of new facts relating to civil suits, the addition of claims or changes in relief sought by adverse parties, changes in the scope or method of remediation or monitoring, the nature of the Company’s hedging relationships, the financial performance of the Company, costs associated with the purchase and implementation of cash processing and security equipment, information technology costs and costs associated with ongoing contractual obligations, utilization of third-party advisors and the ability of the Company to hire and retain corporate staff, overall economic, political, social and business conditions, seasonality, foreign currency exchange rates, capital markets performance, changes in assumptions underlying the Company’s critical accounting policies, estimated reconnection experience at BHS, anticipated return on assets, projections regarding the number of participants in and beneficiaries of the Company’s employee and retiree benefit plans, inflation, and the promulgation and adoption of new accounting standards and interpretations, mandatory or voluntary pension plan contributions, the impact of continuing initiatives to control costs and increase profitability, pricing and other competitive industry factors, labor relations, fuel and copper prices, new government regulations and interpretations of existing regulations, legislative initiatives, judicial decisions, variations in costs or expenses and the ability of counterparties to perform.

Part II—Other Information

Item 6.	Exhibits

Exhibit Number
31.1	Certification of Michael T. Dan, Chief Executive Officer (Principal Executive Officer) of The Brink’s Company, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert T. Ritter, Vice President and Chief Financial Officer (Principal Financial Officer) of The Brink’s Company, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael T. Dan, Chief Executive Officer (Principal Executive Officer) of The Brink’s Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert T. Ritter, Vice President and Chief Financial Officer (Principal Financial Officer) of The Brink’s Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

May 2, 2007	By:	/s/ Robert T. Ritter
Robert T. Ritter
(Vice President - Chief Financial Officer) (principal financial and accounting officer)