Form 10-Q
period 2007-06-30
BRINKS CO
filed 2007-08-02
CIK 78890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 1, 2007, 48,496,179 shares of $1 par value common stock were outstanding.

Part I - Financial Information

Item 1. Financial Statements

THE BRINK’S COMPANY

and subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In millions)	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$143.9	137.2
Accounts receivable, net	469.3	469.4
Prepaid expenses and other	118.4	72.4
Deferred income taxes	65.0	71.8

Total current assets	796.6	750.8

Property and equipment, net	1,030.8	981.9
Goodwill	130.4	124.0
Deferred income taxes	115.3	142.2
Other	199.3	189.1

Total assets	$2,272.4	2,188.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$10.0	33.4
Current maturities of long-term debt	9.5	10.5
Accounts payable	146.6	142.8
Income taxes payable	9.6	33.9
Accrued liabilities	416.2	386.1

Total current liabilities	591.9	606.7
Long-term debt	120.4	126.3
Accrued pension costs	134.1	135.5
Postretirement benefits other than pensions	169.3	180.1
Deferred revenue	172.4	164.5
Deferred income taxes	9.4	20.8
Other	223.7	200.3

Total liabilities	1,421.2	1,434.2

Commitments and contingencies (notes 4, 5, 7 and 10)

Shareholders’ equity:
Common stock	48.5	48.5
Capital in excess of par value	433.8	414.7
Retained earnings	608.1	552.0
Accumulated other comprehensive loss	(239.2)	(261.4)

Total shareholders’ equity	851.2	753.8

Total liabilities and shareholders’ equity	$2,272.4	2,188.0

See accompanying notes to consolidated financial statements.

__

THE BRINK’S COMPANY

and subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2007	2006	2007	2006
Revenues	$790.8	697.5	1,542.3	1,361.1

Expenses:
Operating expenses	612.9	544.4	1,188.8	1,059.1
Selling, general and administrative expenses	123.0	112.5	237.5	219.1

Total expenses	735.9	656.9	1,426.3	1,278.2
Other operating income (loss), net	(4.0)	1.3	(3.0)	3.1

Operating profit	50.9	41.9	113.0	86.0

Interest expense	(3.0)	(2.5)	(5.8)	(6.8)
Interest and other income, net	2.1	4.7	3.7	10.1

Income from continuing operations before income taxes and minority interest	50.0	44.1	110.9	89.3
Provision for income taxes	19.1	19.7	44.6	36.8
Minority interest	3.8	3.2	10.8	7.1

Income from continuing operations	27.1	21.2	55.5	45.4
Income from discontinued operations, net of income taxes	1.2	9.5	1.5	388.7

Net income	$28.3	30.7	57.0	434.1

Earnings per common share
Basic:
Continuing operations	$0.58	0.43	1.19	0.85
Discontinued operations	0.03	0.19	0.03	7.27
Net income	0.61	0.62	1.23	8.11

Diluted:
Continuing operations	$0.57	0.42	1.18	0.84
Discontinued operations	0.03	0.19	0.03	7.20
Net income	0.60	0.62	1.21	8.04

Weighted-average common shares outstanding
Basic	46.5	49.3	46.4	53.5
Diluted	47.1	49.8	47.0	54.0

Cash dividends paid per common share	$0.1000	0.0625	0.1625	0.0875

See accompanying notes to consolidated financial statements.

__

THE BRINK’S COMPANY

and subsidiaries

Consolidated Statement of Shareholders’ Equity

Six months ended June 30, 2007

(Unaudited)

(In millions)	Shares (a)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2006	48.5	$48.5	414.7	552.0	(261.4)	753.8
Net income	—	—	—	57.0	—	57.0
Other comprehensive income	—	—	—	—	22.2	22.2
Dividends	—	—	—	(7.4)	—	(7.4)
Proceeds from exercise of stock options	—	—	5.9	—	—	5.9
Settlement of employee benefits with common shares	—	—	6.0	—	—	6.0
Share-based compensation cost	—	—	2.8	—	—	2.8
Excess tax benefit of stock options exercised	—	—	4.4	—	—	4.4
Retire shares of common stock and other	—	—	—	(0.5)	—	(0.5)
Adoption of Financial Accounting Standards Board Interpretation 48 (see notes 1 and 5)	—	—	—	7.0	—	7.0

Balance as of June 30, 2007	48.5	$48.5	433.8	608.1	(239.2)	851.2

(a)	Includes 1.9 million shares at June 30, 2007, held by The Brink’s Company Employee Benefits Trust that have not been allocated to participants (2.3 million shares at December 31, 2006).

See accompanying notes to consolidated financial statements.

__

THE BRINK’S COMPANY

and subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In millions)	2007	2006
Cash flows from operating activities:
Net income	$57.0	434.1
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Income from discontinued operations, net of tax	(1.5)	(388.7)
Depreciation and amortization	90.4	79.9
Impairment charges:
Subscriber disconnects	24.3	23.1
Other	7.6	—
Amortization of deferred revenue	(16.7)	(15.5)
Deferred income taxes	19.4	150.7
Provision for uncollectible accounts receivable	5.4	4.9
Share-based compensation	2.8	3.0
Other operating, net	13.6	14.9
Postretirement benefit funding (more) less than expense:
Pension	3.8	7.0
Other than pension	(4.3)	(241.0)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1.5)	(27.5)
Accounts payable, income taxes payable and accrued liabilities	10.9	(162.9)
Deferral of subscriber acquisition cost	(12.1)	(12.3)
Deferral of revenue from new subscribers	24.2	22.0
Prepaid and other current assets	(32.4)	(19.1)
Other, net	6.4	2.8
Discontinued operations, net	—	20.5

Net cash provided (used) by operating activities	197.3	(104.1)

Cash flows from investing activities:
Capital expenditures	(145.6)	(129.3)
Acquisitions	(10.8)	(12.4)
Marketable securities:
Purchases	(0.7)	(1,627.6)
Sales	0.7	1,542.3
Proceeds from disposal of BAX Global, net of $90.3 million of cash disposed	—	1,008.3
Other, net	4.9	2.0
Discontinued operations, net	—	(5.2)

Net cash provided (used) by investing activities	(151.5)	778.1

Cash flows from financing activities:
Long term debt:
Additions	93.5	10.6
Repayments	(105.0)	(155.1)
Short-term debt repayments, net	(26.0)	(4.7)
Repurchase shares of common stock of The Brink’s Company	—	(563.6)
Dividends to:
Shareholders of The Brink’s Company	(7.4)	(4.3)
Minority interest holders in subsidiaries	(6.4)	(8.2)
Proceeds from exercise of stock options	5.9	13.8
Excess tax benefits from exercise of stock options	4.0	2.5
Other, net	(0.3)	(0.2)
Discontinued operations, net	—	5.4

Net cash used by financing activities	(41.7)	(703.8)

Effect of exchange rate changes on cash	2.6	2.9

Cash and cash equivalents:
Increase (decrease)	6.7	(26.9)
Balance at beginning of period	137.2	96.2
Amount held by BAX Global at December 31, 2005	—	78.6

Balance at end of period	$143.9	147.9

See accompanying notes to consolidated financial statements.

__

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

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements. Actual results could differ materially from those estimates. The most significant estimates used by management are related to goodwill and other long-lived assets, pension and other postretirement benefit obligations, and income taxes.

Recently Adopted Accounting Standards

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

__

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

Brink’s recorded a $7.5 million impairment charge, primarily related to writing down leasehold improvements and vehicles to estimated fair value, as part of other operating income (loss), net, during the second quarter due to the loss of customers in the United Kingdom. The fair value of the impaired assets was determined based on management’s estimate of the amount that could be received on a sale to a willing third party.

BHS offers monitored security services in North America primarily for owner-occupied, single-family residences. To a lesser extent, BHS offers security services for commercial and multi-family properties. BHS typically installs and owns the on-site security systems, and charges fees to monitor and service the systems.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2007	2006	2007	2006
Revenues:
Brink’s	$671.4	587.8	1,308.2	1,146.7
BHS	119.4	109.7	234.1	214.4

Revenues	$790.8	697.5	1,542.3	1,361.1

Operating profit:
Brink’s	$34.6	33.8	83.4	73.4
BHS	30.8	24.5	59.0	47.9

Business segments	65.4	58.3	142.4	121.3
Corporate	(10.9)	(10.2)	(22.5)	(22.2)
Former operations	(3.6)	(6.2)	(6.9)	(13.1)

Operating profit	$50.9	41.9	113.0	86.0

__

Note 3 - Earnings per share

Shares used to calculate earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2007	2006	2007	2006
Weighted-average common shares outstanding:
Basic	46.5	49.3	46.4	53.5
Effect of dilutive stock options	0.6	0.5	0.6	0.5

Diluted	47.1	49.8	47.0	54.0

Antidilutive stock options excluded from denominator	0.1	—	0.1	—

Shares of the Company’s common stock held by The Brink’s Company Employee Benefits Trust (the “Employee Benefits Trust”) that have not been allocated to participants under the Company’s various benefit plans are excluded from earnings per share calculations since they are treated as treasury shares for the calculation of earnings per share. The Employee Benefits Trust held 1.9 million unallocated shares at June 30, 2007, and 0.5 million unallocated shares at June 30, 2006.

During full year 2006, the Company used proceeds from the sale of BAX Global to purchase 12.2 million shares of its common stock for $630.9 million, including 10.4 million shares purchased in a $530.9 million Dutch auction self-tender offer completed on April 11, 2006.

__

Note 4 – Employee and retiree benefits

Pension plans

The Company has various defined benefit plans for eligible employees. Effective December 31, 2005, the Company froze benefit levels for its U.S. defined benefit pension plans.

The components of net periodic pension cost for the Company’s pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2007	2006	2007	2006	2007	2006
Three months ended June 30,

Service cost	$—	—	2.3	2.2	2.3	2.2
Interest cost on PBO	11.1	10.5	2.4	2.3	13.5	12.8
Return on assets - expected	(13.3)	(12.6)	(2.4)	(2.1)	(15.7)	(14.7)
Other amortization, net	3.5	4.4	0.7	1.0	4.2	5.4

Net periodic pension cost	$1.3	2.3	3.0	3.4	4.3	5.7

Six months ended June 30,

Service cost	$—	—	4.3	4.6	4.3	4.6
Interest cost on PBO	21.9	20.8	4.8	4.6	26.7	25.4
Return on assets - expected	(26.7)	(25.2)	(4.7)	(4.4)	(31.4)	(29.6)
Other amortization, net	6.2	8.3	1.5	2.1	7.7	10.4

Net periodic pension cost	$1.4	3.9	5.9	6.9	7.3	10.8

__

Postretirement benefits other than pensions

Company-Sponsored Plans

The Company provides postretirement health care benefits (the “Company-sponsored plans”) for eligible active and retired employees in the U.S. and Canada of the Company’s current and former businesses, including eligible participants of the former coal operations (the “coal-related” plans).

The components of net periodic postretirement cost related to Company-sponsored plans were as follows:

	Coal-related plans		Other plans		Total
(In millions)	2007	2006	2007	2006	2007	2006
Three months ended June 30,

Service cost	$—	—	0.1	0.1	0.1	0.1
Interest cost on APBO	7.8	7.8	0.1	0.2	7.9	8.0
Return on assets – expected	(9.7)	(8.6)	—	—	(9.7)	(8.6)
Amortization of losses	2.8	3.6	(0.1)	—	2.7	3.6

Net periodic postretirement cost	$0.9	2.8	0.1	0.3	1.0	3.1

Six months ended June 30,

Service cost	$—	—	0.2	0.2	0.2	0.2
Interest cost on APBO	15.7	16.2	0.3	0.5	16.0	16.7
Return on assets – expected	(19.3)	(17.2)	—	—	(19.3)	(17.2)
Amortization of losses	5.8	8.0	(0.1)	—	5.7	8.0

Net periodic postretirement cost	$2.2	7.0	0.4	0.7	2.6	7.7

Pneumoconiosis (Black Lung) Obligations

The Company is self-insured with respect to almost all of its black lung obligations. The components of net periodic postretirement benefit cost related to black lung obligations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2007	2006	2007	2006
Interest cost on APBO	$0.7	0.6	1.3	1.3
Amortization of losses	0.4	0.3	0.7	0.6

Net periodic postretirement cost	$1.1	0.9	2.0	1.9

__

Note 5 – Income taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Continuing operations
Provision for income taxes (in millions)	$19.1	19.7	44.6	36.8
Effective tax rate	38.2%	44.7%	40.2%	41.2%

Discontinued operations
Provision for income taxes (in millions)	$0.4	5.0	0.5	216.2
Effective tax rate	23.3%	34.5%	26.4%	35.7%

The effective income tax rate on continuing operations in the first six months of 2007 was higher than the 35% U.S. statutory tax rate primarily due to a $7.0 million increase in the valuation allowances for non-U.S. jurisdictions and $1.2 million of state tax expense. This was partially offset by a $2.2 million benefit related to the Company’s foreign tax credit position. The Company establishes or reverses valuation allowances for non-U.S. deferred tax assets depending on all available information including historical and expected future operating performance of its subsidiaries. Changes in judgment about the future realization of deferred tax assets could result in significant adjustments to the valuation allowances.

The effective income tax rate on continuing operations in the first six months of 2006 was higher than the 35% U.S. statutory tax rate primarily due to $5.9 million in state tax expense and a net increase in valuation allowances, including $2.2 million for deferred tax assets of the Brink’s Australia operations. Pretax losses in other non-U.S. jurisdictions where the Company had previously concluded that valuation allowances were necessary also increased the effective income tax rate.

At January 1, 2007, the Company had approximately $15 million of unrecognized tax benefits related to continuing operations, of which approximately $11 million (net of federal tax benefit) would have an effect, if recognized, on the effective tax rate. In addition, there were approximately $2.1 million of unrecognized tax benefits related to discontinued operations.

Included in the balance of unrecognized tax benefits at January 1, 2007, is $1.4 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during 2007. This amount represents a possible decrease in unrecognized tax benefits related to state income tax audits, state settlement negotiations currently in progress and expiring statutes of limitation in foreign jurisdictions.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At January 1, 2007, the Company had $1.3 million accrued for the potential payment of interest and $0.2 million accrued for the potential payment of penalties.

There were no significant changes to unrecognized tax benefits or accrued interest and penalties during the first six months of 2007.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With a few exceptions, as of January 1, 2007, the Company was no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

__

Note 6 – Share-based compensation plans

Pursuant to the terms of the Non-Employee Directors’ Stock Option Plan, the directors were automatically granted options to purchase 44,000 common shares on July 1, 2007, with an exercise price of $61.99 per share. Pursuant to the terms of the 2005 Equity Incentive Plan, Company employees were granted options to purchase 590,800 common shares on July 12, 2007, with an exercise price of $63.72 per share. Under both plans, options are granted at a price not less than the average quoted market price on the date of grant.

Note 7 - Discontinued operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2007	2006	2007	2006
BAX Global:
Gain on sale	$—	3.7	—	588.3
Results from operations – January 2006	—	—	—	7.0
Adjustments to contingent liabilities of former operations	1.6	10.8	2.0	9.6

Income from discontinued operations before income taxes	1.6	14.5	2.0	604.9
Provision for income taxes	0.4	5.0	0.5	216.2

Income from discontinued operations	$1.2	9.5	1.5	388.7

On January 31, 2006, the Company sold BAX Global for approximately $1 billion in cash. As of June 30, 2006, the Company recorded a pretax gain of approximately $588 million ($377 million after tax) on the sale, including $3.7 million ($2.4 million after tax) in the second quarter of 2006. Through December 31, 2006, the pretax gain on sale was adjusted to $587 million ($375 million after tax) upon settlement of closing adjustments with the purchaser. See note 10 for contingencies related to BAX Global.

The Company settled its withdrawal liabilities with two coal industry multi-employer pension plans and made final payments to the plans of $20.4 million in July 2006. A pretax benefit of $9.9 million related to this settlement was recorded within discontinued operations during the second quarter of 2006.

Note 8 - Supplemental cash flow information

	Six Months Ended June 30,
(In millions)	2007	2006
Cash paid for:
Interest	$5.5	8.5
Income taxes, net	36.4	64.5

Other noncash financing activities – settlement of employee benefits with common shares	$6.0	4.1

__

Note 9 - Comprehensive income

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2007	2006	2007	2006
Net Income	$28.3	30.7	57.0	434.1
Other comprehensive income, net of divestitures, reclasses and taxes:
Benefit plan experience loss	4.4	—	8.8	—
Benefit plan prior service cost	0.5	—	0.7	—
Minimum pension liability	—	—	—	11.1
Foreign currency translation adjustments	8.1	9.5	11.7	5.1
Marketable securities	1.0	0.3	1.0	0.3

Other comprehensive income	14.0	9.8	22.2	16.5

Comprehensive income	$42.3	40.5	79.2	450.6

Note 10 – Commitments and contingencies

BAX Global litigation

BAX Global is defending a claim related to the apparent diversion by a third party of goods being transported for a customer. Although BAX Global is defending this claim vigorously and believes that its defenses have merit, it is possible that this claim ultimately may be decided in favor of the claimant. If so, the Company believes that the ultimate amount of reasonably possible unaccrued losses could range from $0 to $10 million. The Company has contractually indemnified the purchaser of BAX Global for this contingency.

BAX Global taxes

The Company has retained all pre-closing tax assets and liabilities related to BAX Global, except deferred income taxes. The Company has approximately $6 million accrued for these net tax liabilities at June 30, 2007.

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

__

THE BRINK’S COMPANY

and Subsidiaries

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Brink’s Company (along with its subsidiaries, the “Company”) has two operating segments:

• Brink’s, Incorporated (“Brink’s”)	Brink’s offers transportation and logistics management services for cash and valuables throughout the world. These services include armored car transportation, automated teller machine (“ATM”) replenishment and servicing, currency deposit processing and cash management services including “Cash Logistics” services, deploying and servicing safes and safe control devices, including its patented CompuSafe® service, coin sorting and wrapping, integrated check and cash processing services (“Virtual Vault Services”), arranging the secure transportation of valuables (“Global Services”), transporting, storing, and destroying sensitive information (“Secure Data Solutions”) and guarding services, including airport security.
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

The Company has significant obligations associated with its former coal operations and expects to have significant ongoing expenses and cash outflows related to its former coal operations. The Company has funded a significant portion of the postretirement medical benefit obligation related to its former coal operations through its Voluntary Employees’ Beneficiary Association trust (“VEBA”). The market value of the VEBA’s assets at June 30, 2007, was approximately $476 million.

__

RESULTS OF OPERATIONS

Overview

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2007	2006	2007	2006
Income from:
Continuing operations	$27.1	21.2	55.5	45.4
Discontinued operations	1.2	9.5	1.5	388.7

Net income	$28.3	30.7	57.0	434.1

The income items in the above table are reported after tax.

COMPARISON OF RESULTS FOR THE SECOND QUARTER

Continuing operations

Income from continuing operations improved in the second quarter of 2007 versus the second quarter of the prior-year primarily due to improved operating profit at Brink’s and BHS and a lower effective tax rate. Brink’s operating profit improved in the second quarter of 2007 from the same prior-year period primarily due to operating profit growth in Latin America, partially offset by a $7.5 million asset impairment charge in the United Kingdom. The prior year’s quarter included restructuring charges in Australia of $3.4 million. BHS continued a trend of reporting higher operating profit.

Expenses related to former operations in the second quarter of 2007 were lower primarily due to lower expenses for postretirement medical benefits. These expense reductions were offset by a return to an aggregate net expense for nonoperating items, which include interest expense and interest and other income, net. In 2006, income from the temporary investment of the proceeds from the sale of BAX Global resulted in a net benefit for these nonoperating items. The Company expects these nonoperating items to remain in an aggregate net expense position for the balance of 2007.

Discontinued operations

Income from discontinued operations in the second quarter of last year was primarily the result of the settlement of withdrawal liabilities related to two coal industry multi-employer pension plans.

COMPARISON OF RESULTS FOR THE SIX-MONTH PERIOD

Continuing operations

Income from continuing operations improved in the first half of 2007 versus the same period of the prior-year primarily due to improved operating profit at Brink’s and BHS. Brink’s operating profit improved in the first half of 2007 from the same prior-year period primarily due to higher operating profit in Latin America, partially offset by a $7.5 million asset impairment charge in the United Kingdom. The prior year included restructuring charges in Australia of $3.4 million. BHS continued a trend of reporting higher operating profit.

Expenses related to former operations in the first half of 2007 were lower primarily due to lower expenses for postretirement medical benefits. These improvements were offset by a return to an aggregate net expense for nonoperating items, which include interest expense and interest and other income, net. In the first half of 2006, the income from the temporary investment of the proceeds from the sale of BAX Global resulted in net benefit for these nonoperating items.

__

Discontinued operations

Income from discontinued operations in the first half of last year was primarily a result of an after-tax gain on the sale of BAX Global.

Consolidated Review

	Three Months Ended June 30,		% change	Six Months Ended June 30,		% change
(In millions)	2007	2006		2007	2006
Revenues:
Brink’s	$671.4	587.8	14	1,308.2	1,146.7	14
BHS	119.4	109.7	9	234.1	214.4	9

Revenues	$790.8	697.5	13	1,542.3	1,361.1	13

Operating profit:
Brink’s	$34.6	33.8	2	83.4	73.4	14
BHS	30.8	24.5	26	59.0	47.9	23

Business segments	65.4	58.3	12	142.4	121.3	17
Corporate	(10.9)	(10.2)	7	(22.5)	(22.2)	1
Former operations	(3.6)	(6.2)	(42)	(6.9)	(13.1)	(47)

Operating profit	50.9	41.9	21	113.0	86.0	31

Interest expense	(3.0)	(2.5)	20	(5.8)	(6.8)	(15)
Interest and other income, net	2.1	4.7	(55)	3.7	10.1	(63)

Income from continuing operations before income taxes and minority interest	50.0	44.1	13	110.9	89.3	24
Provision for income taxes	19.1	19.7	(3)	44.6	36.8	21
Minority interest	3.8	3.2	19	10.8	7.1	52

Income from continuing operations	27.1	21.2	28	55.5	45.4	22

Income from discontinued operations, net of income taxes	1.2	9.5	(87)	1.5	388.7	(100)

Net income	$28.3	30.7	(8)	57.0	434.1	(87)

__

COMPARISON OF RESULTS FOR THE SECOND QUARTER

Revenues

Brink’s revenues in the second quarter of 2007 increased over the prior-year period due to growth in existing operations and favorable changes in foreign currency exchange rates. BHS’ revenues increased year over year primarily as a result of the larger subscriber base.

Operating Profit

The Company’s consolidated operating profit in the second quarter compared to the same period last year increased primarily as a result of operating profit growth from both operating segments. Brink’s operating profit included significant operating profit growth in Latin America. Operating profit in Europe, Middle East, and Africa (“EMEA”) was lower than 2006 due to $7.5 million of asset impairment charges recorded in the United Kingdom related to the loss of customers beginning in the second quarter of 2007. North American operating profit was lower than the prior-year quarter. BHS’ operating profit for the current quarter improved due to incremental revenues and cost efficiencies generated from the larger subscriber base. BHS’ operating profit in the second quarter of 2007 also includes $1.9 million of other operating income from the final settlement of BHS’ insurance claims related to Hurricane Katrina.

Expenses related to former operations were lower in the second quarter of 2007 compared to the same period last year primarily due to lower postretirement medical expenses.

COMPARISON OF RESULTS FOR THE SIX-MONTH PERIOD

Revenues

Brink’s revenues in the first half of 2007 increased over the prior-year period due to growth in existing operations and favorable changes in foreign currency exchange rates. BHS’ revenues increased year over year primarily as a result of the larger subscriber base.

Operating Profit

The Company’s consolidated operating profit in the first half of 2007 compared to the same period last year increased primarily as a result of strong operating growth from both operating segments. Brink’s operating profit included significant operating profit growth in Latin America. Operating profit in Europe, Middle East, and Africa (“EMEA”) was lower than 2006 due to $7.5 million of asset impairment charges recorded in the United Kingdom related to the loss of customers beginning in the second quarter of 2007. North American operating profit was slightly lower than the prior-year period. BHS’ operating profit for the current period improved due to incremental revenues and cost efficiencies generated from the larger subscriber base. BHS’ operating profit in the first half of 2007 also includes $2.3 million of other operating income from the final settlement of BHS’ insurance claims related to Hurricane Katrina.

Expenses related to former operations were lower in the first half of 2007 compared to the same period last year primarily due to lower postretirement medical expenses.

__

Brink’s, Incorporated

	Three Months Ended June 30,		% change	Six Months Ended June 30,		% change
(In millions)	2007	2006		2007	2006
Revenues
North America (a)	$219.1	205.5	7	430.3	406.8	6
International	452.3	382.3	18	877.9	739.9	19

	$671.4	587.8	14	1,308.2	1,146.7	14

Operating profit:
North America (a)	$14.7	16.6	(11)	33.0	35.0	(6)
International	19.9	17.2	16	50.4	38.4	31

	$34.6	33.8	2	83.4	73.4	14

Cash flow information:
Depreciation and amortization	$26.9	24.1	12	52.5	47.3	11
Capital expenditures	31.3	26.9	16	57.6	46.8	23

(a)	U.S. and Canada.

Revenues

Revenues at Brink’s were higher in the second quarter and first half of 2007 compared to the prior-year periods as a result of a combination of the effects of Organic Revenue Growth, as defined later, and favorable changes in currency exchange rates.

Revenues from Cash Logistics, including coin and note processing, were $104.3 million in the second quarter of 2007 and $96.1 million in the second quarter of 2006 ($203.5 million in the first half of 2007 and $185.6 million in the first half of 2006) and are included in the revenues shown in the table above. The increase in these revenues was due primarily to Organic Revenue Growth.

Operating Profit

Operating profit in the second quarter and first half of 2007 was higher than in the same periods of 2006 largely as a result of strong performance in Latin America, particularly in Venezuela and Brazil. In EMEA, operating profit was lower than in the prior-year periods mainly as a result of a $7.5 million asset impairment charge recorded during the second quarter of 2007 related to the loss of customers in the United Kingdom. North American operating profit was lower than in the prior-year periods.

Brink’s expects to generate operating profit margins above 7% in 2007.

__

Supplemental Revenue Analysis

The following table provides supplemental information related to Organic Revenue Growth which is not required by U.S. generally accepted accounting principles (“GAAP”). The Company defines Organic Revenue Growth as the change in revenue from the prior-year period due to factors such as changes in prices for products and services (including the effect of fuel surcharges), changes in business volumes and changes in product mix. Estimates of changes due to fluctuations in foreign currency exchange rates and the effects of new acquisitions are excluded from Organic Revenue Growth.

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

(In millions)	Three Months Ended June 30,	% change from prior period	Six Months Ended June 30,	% change from prior period
2005 Revenues	$536.7	15	1,045.9	13
Effects on revenue of:
Organic Revenue Growth	39.9	8	84.7	8
Acquisitions and dispositions, net	6.0	1	27.5	3
Changes in currency exchange rates	5.2	1	(11.4)	(1)

2006 Revenues	587.8	10	1,146.7	10
Effects on revenue of:
Organic Revenue Growth	52.8	9	94.7	8
Acquisitions and dispositions, net	1.4	—	12.8	1
Changes in currency exchange rates	29.4	5	54.0	5

2007 Revenues	$671.4	14	1,308.2	14

__

COMPARISON OF RESULTS FOR THE SECOND QUARTER

North America

North American revenues increased 7% to $219.1 million in the second quarter of 2007 compared to $205.5 million in the same period for 2006 as the result of improvements in all service lines, except U.S. Global Services. Operating profit in the second quarter of 2007 decreased slightly compared to the same period in 2006 as higher operating profit in Canada on higher revenues was offset by lower operating profit in the U.S. as a result of higher employee benefit expenses, increased expenses for sales and marketing, and a lower operating profit contribution from the armored car transportation and Global Services operations.

Brink’s expects to record other operating income in the U.S. of $1.0 million during the third quarter of 2007 for final settlement of property damage and business interruption claims related to Hurricane Katrina.

International

Revenues increased in the second quarter of 2007 over the prior-year period in all regions except Asia-Pacific. Revenue increases in EMEA and Latin America were primarily the result of Organic Revenue Growth and favorable changes in currency exchange rates. International operating profit in the second quarter of 2007 was higher than the 2006 period primarily due to the effects of strong volumes in Latin America.

EMEA. Revenues increased to $298.6 million in the second quarter of 2007 compared to $255.4 million from the same period last year, an increase of 17% (9% on a constant currency basis) largely as a result of both Organic Revenue Growth and favorable changes in currency exchange rates. Operating profit was lower in the second quarter of 2007 due to asset impairment charges recorded in 2007 relating to operations in the United Kingdom, as discussed below. The Company is actively seeking to improve operations in other underperforming countries. Actions related to these efforts should improve operating margins in the long term, but could result in charges in the short term.

Brink’s recorded a $7.5 million impairment charge, primarily related to writing down leasehold improvements and vehicles to estimated fair value, during the second quarter as a result of the loss of customers that were significant to the armored transportation business in the United Kingdom. The Company is currently evaluating strategic options, including a sale or shut down, of its armored transportation business in the United Kingdom. The Company’s London-based Global Services business will not be impacted by the above-referenced actions.

Latin America. Revenues increased to $138.3 million in the second quarter of 2007 from $107.3 million in the second quarter of 2006, an increase of 29% (22% on a constant currency basis) primarily due to higher volumes across the region, normal inflationary price increases and favorable changes in currency exchange rates. Operating profit in the second quarter of 2007 was significantly higher than in the second quarter of 2006 primarily due to the above-mentioned volume and price increases, particularly in Venezuela and Brazil, combined with productivity improvements across the region.

Asia-Pacific. Revenues decreased to $15.4 million in the second quarter of 2007 from $19.6 million in the second quarter of 2006, a decrease of 21% (22% on a constant currency basis). This decrease was primarily due to the loss of Australia’s largest customer during the second quarter of 2006, partially offset by stronger operations in Hong Kong, Taiwan and Japan. Operating profit in the second quarter of 2007 was higher than in 2006, reflecting $3.4 million of restructuring charges recorded in 2006 for Australia.

__

COMPARISON OF RESULTS FOR THE SIX-MONTH PERIOD

North America

North American revenues in the first half of 2007 increased 6% to $430.3 million from $406.8 million in the first half of 2006. Operating profit in the first half of 2007 decreased compared to the same periods in 2006 as higher operating profit in Canada on higher revenues was offset by lower operating profit in the U.S. as a result of higher employee benefit expenses, increased expenses for sales and marketing, and a lower operating profit contribution from the armored car transportation and Global Services operations.

International

Revenues increased in the first half of 2007 over the prior-year period in all regions except Asia-Pacific. Revenue increases in EMEA and Latin America were primarily the result of Organic Revenue Growth and favorable changes in currency exchange rates. International operating profit in the first half of 2007 was higher than the 2006 period primarily due to the effects of strong volumes in Latin America.

EMEA. Revenues in the first half of 2007 increased to $580.0 million from $493.9 million in the first half of 2006, an increase of 17% (9% on a constant currency basis). Operating profit was lower in the first half of 2007 due to asset impairment charges recorded in the second quarter of 2007 relating to operations in the United Kingdom, as discussed above.

Latin America. Revenues in the first half of 2007 increased to $267.8 million from $208.0 million in the first half of 2006, a 29% increase (24% on a constant currency basis). Operating profit in the first half of 2007 was significantly higher than in the first half of 2006 primarily due to volume and price increases, particularly in Venezuela and Brazil, combined with productivity improvements across the region.

Asia-Pacific. Revenues in the first half of 2007 decreased to $30.1 million from $38.0 million in the first half of 2006, a decrease of 21% (22% on a constant currency basis). This decrease was primarily due to the loss of Australia’s largest customer during the second quarter of 2006, partially offset by stronger operations in Hong Kong, Taiwan and Japan. Operating profit in the first half of 2007 was higher than in 2006, reflecting $3.4 million of restructuring charges recorded in 2006 for Australia.

__

Brink’s Home Security

	Three Months Ended June 30,		% change	Six Months Ended June 30,		% change
(In millions)	2007	2006		2007	2006
Revenues	$119.4	109.7	9	234.1	214.4	9

Operating profit
Recurring services (a)	$52.5	45.8	15	103.3	89.4	16
Investment in new subscribers (b)	(21.7)	(21.3)	2	(44.3)	(41.5)	7

	$30.8	24.5	26	59.0	47.9	23

Monthly recurring revenues (c)				$35.1	31.2	13

Cash Flow Information
Depreciation and amortization (d)	$19.1	16.6	15	37.6	32.4	16
Impairment charges from subscriber disconnects	13.1	12.4	6	24.3	23.1	5
Amortization of deferred revenue (e)	(8.7)	(8.2)	6	(16.7)	(15.5)	8
Deferral of subscriber acquisition costs (current year payments)	(6.3)	(6.2)	2	(12.1)	(12.3)	(2)
Deferral of revenue from new subscribers (current year receipts)	12.1	11.0	10	24.2	22.0	10

Capital expenditures:
Security systems	$(41.6)	(37.4)	11	(82.7)	(73.8)	12
Other (f)	(2.9)	(2.8)	4	(5.2)	(8.5)	(39)

Capital expenditures	$(44.5)	(40.2)	11	(87.9)	(82.3)	7

(a)	Reflects operating profit generated from the existing subscriber base including the amortization of deferred revenues.
(b)	Primarily marketing and selling expenses, net of the deferral of direct selling expenses (primarily a portion of sales commissions), incurred in the acquisition of new subscribers.
(c)	This measure is reconciled below under the caption “Reconciliation of Non-GAAP Measures—Monthly Recurring Revenues.”
(d)	Includes amortization of deferred subscriber acquisition costs.
(e)	Includes amortization of deferred revenue related to active subscriber accounts as well as recognition of deferred revenue related to subscriber accounts that disconnect.
(f)	Capital expenditures in the second quarter of 2006 included $0.2 million for the development of the Knoxville facility ($5.5 million in the first six months of 2006).

__

COMPARISON OF RESULTS FOR THE SECOND QUARTER

Revenues

The 9% increase in BHS’ revenues in the second quarter of 2007 over the second quarter of 2006 was primarily due to a larger subscriber base and higher average monitoring and service rates per subscriber, partially offset by a decline in Brink’s Home Technologies (“BHT”) pre-wire and trim-out revenues. The larger subscriber base and higher average monitoring and service rates also contributed to a 13% increase in monthly recurring revenues for June 2007 compared to June 2006.

Operating profit

Operating profit increased $6.3 million for the second quarter of 2007 compared to the same quarter in 2006 as higher profit from recurring services was partially offset by an increase in investment in new subscribers. Higher profit from recurring services in the second quarter of 2007 was primarily due to incremental monitoring and service revenues generated from the larger subscriber base. Higher investment in new subscribers over the second quarter of 2007 was primarily due to increased advertising and marketing costs incurred to attract and add new subscribers, partially offset by a decline in BHT volumes.

The volume of BHT installation business in new homes in the second quarter of 2007 declined significantly from the same period in 2006. This installation business is expected to recover in future quarters due to expansion of existing relationships and development of new relationships with major homebuilders.

BHS recorded a $1.9 million insurance settlement gain during the second quarter of 2007 for final settlement of property damage and business interruption insurance claims related to Hurricane Katrina. The settlement gain is included in other operating income in the statement of operations, and recurring services in the BHS segment operating profit table.

COMPARISON OF RESULTS FOR THE SIX-MONTH PERIOD

Revenues

The 9% increase in BHS’ revenues in the first half of 2007 over the comparable 2006 period was primarily due to a larger subscriber base and higher average monitoring and service rates per subscriber, partially offset by a decline in Brink’s Home Technologies (“BHT”) pre-wire and trim-out revenues.

Operating Profit

Operating profit increased $11.1 million for the fist half of 2007 compared to the same period in 2006 as higher profit from recurring services was partially offset by an increase in investment in new subscribers. Higher profit from recurring services in the first half of 2007 was primarily due to incremental monitoring and service revenues generated from the larger subscriber base. Higher investment in new subscribers over the first half of 2007 was primarily due to increased advertising and marketing costs incurred to attract and add new subscribers.

The volume of BHT installation business in new homes in the first half of 2007 declined significantly from the same period in 2006. This installation business is expected to recover in future quarters due to expansion of existing relationships and development of new relationships with major homebuilders.

BHS recorded a $2.3 million insurance settlement gain during the first half of 2007 for final settlement of property damage and business interruption insurance claims related to Hurricane Katrina. The settlement gain is included in other operating income in the statement of operations, and recurring services in the BHS segment operating profit table.

__

Subscriber activity

	Three Months Ended June 30,		% change	Six Months Ended June 30,		% change
(In thousands)	2007	2006		2007	2006
Number of subscribers:
Beginning of period	1,153.2	1,047.7	10	1,124.9	1,018.8	10
Installations (a)	45.2	43.2	5	91.0	86.3	5
Disconnects (a)	(23.3)	(18.3)	27	(40.8)	(32.5)	26

End of period (b)	1,175.1	1,072.6	10	1,175.1	1,072.6	10

Average number of subscribers	1,165.6	1,060.2	10	1,151.9	1,046.4	10
Annualized disconnect rate (c)	8.0%	6.9%		7.1%	6.2%

(a)	Customers who move from one location and then initiate a new monitoring agreement at a new location are not included in either installations or disconnects. Dealer accounts cancelled and charged back to the dealer during the specified contract term are also excluded from installations and disconnects. Inactive sites that are returned to service reduce disconnects.
(b)	Commercial subscribers accounted for approximately 5% of total subscribers at June 30, 2007. The Company continues to see the expansion of BHS’ commercial subscriber base as a significant growth opportunity.
(c)	The disconnect rate is a ratio, the numerator of which is the number of customer cancellations during the period and the denominator of which is the average number of customers during the period. The gross number of customer cancellations is reduced for customers who move from one location and then initiate a new monitoring agreement at a new location, accounts charged back to the dealers because the customers cancelled service during the specified contractual term, and inactive sites that are returned to active service during the period.

Installations were 5% higher in both the second quarter and first half of 2007 as compared to the same periods of 2006, primarily due to growth in residential and commercial installations performed by BHS branch personnel, as well as increased dealer network installations. Commercial installations accounted for approximately 8% of total installations for the second quarter of 2007 and 8% of total installations for the first half of 2007.

Disconnect rates are typically higher in the second and third calendar quarters of the year because of an increase in residential moves during summer months. The annualized disconnect rate for the second quarter of 2007 increased to 8.0% compared to 6.9% for the same period of 2006. The increase in the disconnect rate resulted primarily from technical adjustments during the regular reconciliation process (approximately 2,200 subscribers or 0.7% annualized) and a higher level of financial disconnects resulting from the implementation of a stricter collection process. No expense was recorded associated with these technical reconciliation adjustments. The disconnect rate is expected to return to more-normal levels of 6.5% to 7.0% for full year 2007. BHS is continually focused on minimizing customer disconnects; however, the disconnect rate may not materially improve in the future, as a certain amount of disconnects cannot be prevented due to external factors, primarily household moves.

BHS continues to expect double-digit growth in sales and profits for 2007, while full year growth in the subscriber base is likely to dip slightly below 10%.

__

Reconciliation of Non-GAAP Measures – Monthly Recurring Revenues

	Six Months Ended June 30,
(In millions)	2007	2006
June:
Monthly recurring revenues (“MRR”) (a)	$35.1	31.2
Amounts excluded from MRR:
Amortization of deferred revenue	3.1	3.0
Other revenues (b)	2.2	3.1

Revenues on a GAAP basis	40.4	37.3

Revenues (GAAP basis):
June	40.4	37.3
January – May	193.7	177.1

January – June	$234.1	214.4

(a)	MRR is calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for contracted monitoring and maintenance services.
(b)	Revenues that are not pursuant to monthly contractual billings.

The Company uses MRR to evaluate BHS’ performance, and believes the presentation of MRR is useful to investors because the measure is widely used in the industry to assess the amount of recurring revenues from subscriber fees that a home security business produces. This supplemental non-GAAP information should be viewed in conjunction with the Company’s consolidated statements of operations.

__

Corporate Expense – The Brink’s Company

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2007	2006	change	2007	2006	change
Corporate expense	$10.9	10.2	7	22.5	22.2	1

Corporate expense was slightly higher in the second quarter and first half of 2007 compared to the same 2006 period.

Corporate expense is expected to include $5 million to $6 million of share-based compensation costs in the third quarter of 2007. Share-based compensation costs recorded in corporate expense in the third quarter of 2006 were $4.6 million.

Former Operations – included in Continuing Operations

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2007	2006	change	2007	2006	change
Company-sponsored postretirement benefits other than pensions	$0.9	2.9	(69)	2.4	7.3	(67)
Black lung	1.1	0.9	22	2.0	1.9	5
Pension	0.6	1.1	(45)	0.5	1.7	(71)
Administrative, legal and other expenses, net	1.1	1.5	(27)	2.2	3.0	(27)
Gains on sales of property and equipment and other income	(0.1)	(0.2)	(50)	(0.2)	(0.8)	(75)

	$3.6	6.2	(42)	6.9	13.1	(47)

Expenses from former operations decreased by 42% in the second quarter of 2007 and 47% in the first half of 2007 compared to the same periods last year primarily because postretirement benefit expenses were lower. The amortization of unrecognized losses for postretirement benefit expense was lower as a result of improved funded status of the plans stemming from favorable returns on assets and lower accumulated postretirement benefit obligation due to higher discount rate as of the most recent measurement date.

Administrative, legal and other expenses, net, were lower and are expected to continue to decline as administrative functions related to former natural resource operations are reduced and remaining residual assets are sold. Expenses related to residual assets include property taxes, insurance and lease payments.

__

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

The Company, from time to time, uses foreign currency forward contracts to hedge transactional risks associated with foreign currencies. At June 30, 2007, no significant foreign currency forward contracts were outstanding. Translation adjustments of net monetary assets and liabilities denominated in the local currency relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period.

No subsidiaries operated in highly inflationary economies for the six months ending June 30, 2007 and 2006. Brink’s Venezuelan subsidiaries were considered to be operating in a highly inflationary economy during 2002. Since then, Venezuela’s economy has not been considered to be highly inflationary. It is possible that Venezuela’s economy may be considered highly inflationary again at some time in the future.

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

__

Other Operating Income, Net

Other operating income, net, is a component of the operating segments’ previously discussed operating profits.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2007	2006	change	2007	2006	change
Asset impairment charge	$(7.5)	—	NM	(7.6)	—	NM
Hurricane Katrina insurance settlement gains	1.9	—	NM	2.3	—	NM
Share in earnings of equity affiliates	0.7	0.7	NM	1.4	1.5	(7)
Royalty income	0.3	0.5	(40)	0.7	1.2	(42)
Foreign currency transaction losses, net	(0.4)	(0.8)	(50)	(1.5)	(0.8)	88
Gain (loss) on sale of operating assets, net	0.3	(0.2)	NM	0.6	(0.2)	NM
Other	0.7	1.1	(36)	1.1	1.4	(21)

	$(4.0)	1.3	NM	(3.0)	3.1	NM

Impairment losses of $7.5 million were recorded by Brink’s in the second quarter of 2007 related to operations in the United Kingdom.

Insurance settlement gains of $1.9 million were recorded during the second quarter of 2007 ($2.3 million for the first half of 2007) for final settlement of BHS’ property damage and business interruption insurance claims related to Hurricane Katrina. Brink’s expects to record $1.0 million of other operating income during the third quarter for final settlement of insurance claims related to Hurricane Katrina.

__

Nonoperating Income and Expense

Interest expense

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2007	2006	change	2007	2006	change
Interest expense	$3.0	2.5	20	5.8	6.8	(15)

As discussed in Liquidity and Capital Resources, a portion of the proceeds from the sale of BAX Global was used to reduce debt levels in 2006.

Interest expense in the second quarter of 2007 was higher than in the prior-year period due to higher average debt levels under the Revolving Facility, as defined later. Interest expense in the first half of 2007 was lower than in the prior-year period due to lower average debt levels.

Interest and other income (expense), net

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2007	2006	change	2007	2006	change
Interest income	$1.5	3.2	(53)	3.3	9.0	(63)
Dividend income from real estate investment	0.5	1.7	(71)	0.5	2.8	(82)
Senior Notes prepayment make-whole amount	—	—	NM	—	(1.6)	NM
Other	0.1	(0.2)	NM	(0.1)	(0.1)	NM

	$2.1	4.7	(55)	3.7	10.1	(63)

Interest income was lower in the 2007 periods due to lower levels of marketable securities in 2007 compared to 2006. In 2006, the Company invested a portion of the proceeds from the sale of BAX Global in marketable securities. Invested funds later decreased as funds were used to buy back stock and for other purposes.

The Company does not anticipate receipt of substantial additional dividends on its real estate investment in 2007. The Company made a $1.6 million make-whole payment associated with the prepayment of the Senior Notes on March 31, 2006.

__

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Continuing operations
Provision for income taxes (in millions)	$19.1	19.7	44.6	36.8
Effective tax rate	38.2%	44.7%	40.2%	41.2%

Discontinued operations
Provision for income taxes (in millions)	$0.4	5.0	0.5	216.2
Effective tax rate	23.3%	34.5%	26.4%	35.7%

The effective income tax rate on continuing operations in the first six months of 2007 was higher than the 35% U.S. statutory tax rate primarily due to a $7.0 million increase in the valuation allowances for non-U.S. jurisdictions and $1.2 million of state tax expense. This was partially offset by a $2.2 million benefit related to the Company’s foreign tax credit position. The Company establishes or reverses valuation allowances for non-U.S. deferred tax assets depending on all available information including historical and expected future operating performance of its subsidiaries. Changes in judgment about the future realization of deferred tax assets could result in significant adjustments to the valuation allowances.

The effective income tax rate on continuing operations in the first six months of 2006 was higher than the 35% U.S. statutory tax rate primarily due to $5.9 million in state tax expense and a net increase in valuation allowances, including $2.2 million for deferred tax assets of the Brink’s Australia operations. Pretax losses in other non-U.S. jurisdictions where the Company had previously concluded that valuation allowances were necessary also increased the effective income tax rate.

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

Included in the balance of unrecognized tax benefits at January 1, 2007, is $1.4 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during 2007. This amount represents a possible decrease in unrecognized tax benefits related to state income tax audits, state settlement negotiations currently in progress and expiring statutes of limitation in foreign jurisdictions.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At January 1, 2007, the Company had $1.3 million accrued for the potential payment of interest and $0.2 million accrued for the potential payment of penalties.

There were no significant changes to unrecognized tax benefits or accrued interest and penalties during the first six months of 2007.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With a few exceptions, as of January 1, 2007, the Company was no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

__

Minority Interest

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2007	2006	change	2007	2006	change
Minority interest	$3.8	3.2	19	10.8	7.1	52

The increase in minority interest in the 2007 periods compared to the 2006 periods is primarily due to increases in the earnings of Brink’s Venezuelan subsidiary.

Discontinued Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2007	2006	2007	2006
BAX Global:
Gain on sale	$—	$3.7	—	588.3
Results of operations – January 2006	—	—	—	7.0
Adjustments to contingent liabilities of former operations	1.6	10.8	2.0	9.6

Income from discontinued operations before income taxes	1.6	14.5	2.0	604.9
Provision for income taxes	0.4	5.0	0.5	216.2

Income from discontinued operations	$1.2	9.5	1.5	388.7

On January 31, 2006, the Company sold BAX Global for approximately $1 billion in cash. As of June 30, 2006, the Company recorded a pretax gain of approximately $588 million ($377 million after tax) on the sale, including $3.7 million ($2.4 million after tax) in the second quarter of 2006. Through December 31, 2006, the pretax gain on sale was adjusted to $587 million ($375 million after tax) upon settlement of closing adjustments with the purchaser. The Company has either retained or indemnified the purchaser for certain costs and contingencies including those for taxes and for a matter currently in litigation as discussed in “Contingent Matters.”

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

__

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows before financing activities decreased by $628.2 million in the first half of 2007 as compared to the first half of 2006. The decrease was primarily due to the receipt and use of proceeds from the sale of BAX Global in the first quarter of 2006. In addition, the first half of 2007 included overall higher cash outflows for capital expenditures.

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

•

contributed $225 million in the first quarter of 2006 to a Voluntary Employees’ Beneficiary Association trust (“VEBA”) designated to pay retiree medical obligations to former coal operations employees;

•	paid $60 million in the first quarter of 2006 to settle outstanding Senior Notes and significantly reduced other debt;

•	paid $67 million of its estimated 2006 U.S. income tax liability in the second, third and fourth quarters of 2006; and

•	paid $20 million in the third quarter of 2006 to settle obligations related to the withdrawal from two multi-employer pension plans of the former coal operations.

Summary of Cash Flow Information

	Six Months Ended June 30,		$
(In millions)	2007	2006	change
Cash flows from operating activities:
Continuing operations:
Before contribution to VEBA	$197.3	100.4	96.9
Contribution to VEBA	—	(225.0)	225.0

Subtotal	197.3	(124.6)	321.9
Discontinued operations:
BAX Global	—	5.8	(5.8)
Federal Black Lung Excise Tax refunds	—	15.1	(15.1)
Other	—	(0.4)	0.4

Operating activities	197.3	(104.1)	301.4

Cash flows from investing activities:
Continuing operations:
Capital expenditures	(145.6)	(129.3)	(16.3)
Acquisitions	(10.8)	(12.4)	1.6
Proceeds from disposal of BAX Global (a)	—	1,008.3	(1,008.3)
Sales (purchases) of marketable securities, net	—	(85.3)	85.3
Other	4.9	2.0	2.9
Discontinued operations	—	(5.2)	5.2

Investing activities	(151.5)	778.1	(929.6)

Cash flows before financing activities	$45.8	674.0	(628.2)

(a)	Net of $90.3 million of cash held by BAX Global at the date of sale.

__

Operating Activities

Operating cash flows from continuing operations increased by $321.9 million in the first half of 2007 compared to the same period in 2006. This increase was primarily due to the $225 million contribution to the VEBA in 2006 which was recorded as a component of operating activities.

Operating cash flows from discontinued operations in the first half of 2006 included $15.1 million of Federal Black Lung Excise Tax (“FBLET”) refunds.

Investing Activities

Cash flows from investing activities decreased by $929.6 million in the first half of 2007 versus the first half of 2006 primarily due to the receipt of proceeds from the sale of BAX Global in 2006, net of marketable securities purchased. In addition, cash flows in the first half of 2007 decreased due to increased cash outflows for capital expenditures.

Capital expenditures were as follows:

	Six Months Ended June 30,		$
(In millions)	2007	2006	change
Capital expenditures
Brink’s	$57.6	46.8	10.8
BHS:
Security systems	82.7	73.8	8.9
Other	5.2	8.5	(3.3)
Corporate	0.1	0.2	(0.1)

Capital expenditures	$145.6	129.3	16.3

Capital expenditures for the first half of 2007 were $16.3 million higher than for the same period in 2006. Brink’s capital expenditures in 2007 were primarily for new facilities, cash processing and security equipment, armored vehicles, and information technology. BHS capital expenditures were slightly higher in 2007. BHS capital expenditures in 2006 included $5.5 million for the development of the second monitoring facility in Knoxville.

Capital expenditures for the full-year 2007 are currently expected to range from $125 million to $135 million for Brink’s and $175 million to $185 million for BHS. Capital expenditures for the full-year 2006 totaled $279 million.

__

Business Segment Cash Flows

The Company’s cash flows before financing activities for each of the operating segments are presented below.

	Six Months Ended June 30,		$
(In millions)	2007	2006	change
Cash flows before financing activities
Business segments:
Brink’s	$48.8	23.5	25.3
BHS	34.4	14.7	19.7

Subtotal of business segments	83.2	38.2	45.0

Corporate and former operations:
Proceeds from disposal of BAX Global (a)	—	1,008.3	(1,008.3)
Contributions to the VEBA	—	(225.0)	225.0
Sales (purchases) of marketable securities, net	—	(85.3)	85.3
Other	(37.4)	(77.5)	40.1

Subtotal of continuing operations	45.8	658.7	(612.9)

Discontinued operations:
FBLET refund	—	15.1	(15.1)
BAX Global	—	0.6	(0.6)
Other	—	(0.4)	0.4

Cash flows before financing activities	$45.8	674.0	(628.2)

(a)	Net of $90.3 million of cash held by BAX Global at the date of sale.

Brink’s

Cash flows before financing activities in the first half of 2007 at Brink’s increased by $25.3 million primarily due to higher operating profit and less cash used for working capital needs as a result of improved receivable collections. This increase was partially offset by higher capital expenditures compared to the same period in 2006.

BHS

The increase in BHS’ cash flows before financing activities is primarily due to higher cash flows from operations as a result of higher earnings. Higher revenue from a larger subscriber base in the 2007 period was partially offset by higher 2007 cash outflows related to a higher number of site installations. In the first half of 2006, BHS invested $5.5 million in the development of the Knoxville monitoring facility.

Corporate and Former Operations

Other cash flows related to corporate and former operations improved in the first half of 2007 as a result of a decision to pay a majority of postretirement medical benefits using assets held by the VEBA beginning January 1, 2007.

During the first quarter of 2006, the Company received approximately $1 billion in net proceeds from the sale of BAX Global, contributed $225 million to the VEBA and purchased marketable securities.

Discontinued Operations

The Company received approximately $15 million in FBLET refunds in the first quarter of 2006.

__

Financing Activities

Summary of financing activities

	Six Months Ended June 30,
(In millions)	2007	2006
Net repayments of debt:
Short-term debt	$(26.0)	(4.7)
Revolving Facility	(5.6)	(60.5)
Senior Notes	—	(76.7)
Other	(5.9)	(7.3)

Net repayments of debt	(37.5)	(149.2)
Repurchase of common stock of the Company	—	(563.6)
Dividends to:
Shareholders of the Company	(7.4)	(4.3)
Minority interests in subsidiaries	(6.4)	(8.2)
Proceeds from exercise of stock options and other	9.6	16.1
Discontinued operations, net	—	5.4

Cash flows from financing activities	$(41.7)	(703.8)

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

On May 4, 2007, the board of directors authorized an increase in the Company’s regular dividend to an annual rate of $0.40 per share, up from an annual rate of $0.25 per share. The Company paid dividends of $0.10 per share in the second quarter and $0.0625 per share in the first quarter of 2007. On July 13, 2007, the board declared a regular quarterly dividend of $0.10 per share payable on September 4, 2007. Future dividends are dependent on the earnings, financial condition, cash flow and business requirements of the Company, as determined by the board of directors.

__

Capitalization

The Company uses a combination of debt, leases and equity to capitalize its operations.

Reconciliation of Net Debt to GAAP measures

	June 30,	December 31,
(In millions)	2007	2006
Short-term debt	$10.0	33.4
Long-term debt	129.9	136.8

Debt	139.9	170.2
Less cash and cash equivalents	(143.9)	(137.2)

Net Debt (Cash) (a)	$(4.0)	33.0

(a)	Net Debt is a non-GAAP measure. Net Debt is equal to short-term debt plus the current and noncurrent portion of long-term debt (“Debt” in the tables), less cash and cash equivalents. The Company’s Net Debt was a negative amount at June 30, 2007, because its cash and cash equivalents balance exceeded its debt balance.

The supplemental Net Debt information is non-GAAP financial information that management believes is an important measure to evaluate the Company’s financial leverage. This supplemental non-GAAP information does not affect any reported amounts, and should be viewed in conjunction with the Company’s consolidated balance sheets. The Company’s Net Debt position at June 30, 2007, as compared to December 31, 2006, improved primarily due to cash generated from operating activities.

Debt

The Company has an unsecured $400 million revolving bank credit facility with a syndicate of banks (the “Revolving Facility”). The facility allows the Company to borrow (or otherwise satisfy credit needs) on a revolving basis over a five-year term ending in 2011. As of June 30, 2007, $342.4 million was available under the revolving credit facility.

The Company also has an unsecured $150 million credit facility with a bank to provide letters of credit and other borrowing capacity over a five-year term ending in December 2009 (the “Letter of Credit Facility”). As of June 30, 2007, $13.6 million was available under this Letter of Credit Facility. The Revolving Facility and the multi-currency revolving credit facilities described below are also used for the issuance of letters of credit and bank guarantees.

The Company has three unsecured multi-currency revolving bank credit facilities with a total of $90.6 million in available credit, of which approximately $66.1 million was available at June 30, 2007. When rates are favorable, the Company also borrows from other U.S. banks under short-term uncommitted agreements. Various foreign subsidiaries maintain other secured and unsecured lines of credit and overdraft facilities with a number of banks. Amounts outstanding under these agreements are included in short-term borrowings.

The Company’s Brink’s and BHS subsidiaries guarantee the Revolving Facility and the Letter of Credit Facility. The Revolving Facility, the Letter of Credit Facility and the multi-currency revolving bank credit facilities contain various financial and other covenants. The financial covenants, among other things, limit the Company’s total indebtedness, limit asset sales, limit the use of proceeds from asset sales and provide for minimum coverage of interest costs. The credit agreements do not provide for the acceleration of payments should the Company’s credit rating be reduced. If the Company were not to comply with the terms of its various loan agreements, the repayment terms could be accelerated and the commitments could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements. The Company was in compliance with all financial covenants at June 30, 2007.

The Company believes it has adequate sources of liquidity to meet its near-term requirements.

__

Operating leases

The Company has made residual value guarantees of approximately $69.9 million at June 30, 2007, related to operating leases, principally for trucks and other vehicles.

Equity

At June 30, 2007, the Company had 100 million shares of common stock authorized and 48.5 million shares issued and outstanding. Of the outstanding shares, 1.9 million shares held by The Brink’s Company Employee Benefits Trust (the “Employee Benefits Trust”) have been accounted for similarly to treasury stock for earnings per share purposes.

Pursuant to the terms of the Non-Employee Directors’ Stock Option Plan, the directors were automatically granted options to purchase 44,000 common shares on July 1, 2007, with an exercise price of $61.99 per share. Pursuant to the terms of the 2005 Equity Incentive Plan, Company employees were granted options to purchase 590,800 common shares on July 12, 2007, with an exercise price of $63.72 per share. Under both plans, options are granted at a price not less than the average quoted market price on the date of grant.

The Company has the authority to issue up to 2.0 million shares of preferred stock, par value $10 per share.

__

Contingent Matters

BAX Global litigation

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

BAX Global taxes

The Company has retained all pre-closing tax assets and liabilities related to BAX Global, except deferred income taxes. The Company has approximately $6 million accrued for these net tax liabilities at June 30, 2007.

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

__

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations have activities in approximately 50 countries. These operations expose the Company to a variety of market risks, including the effects of changes in interest rates, commodity prices and foreign currency exchange rates. In addition, the Company consumes various commodities in the normal course of business, exposing it to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by the Company as an integral part of its overall risk management program. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency rate fluctuations in any one country may have on the Company’s consolidated results. The Company’s risk management program considers this favorable diversification effect as it measures the Company’s exposure to financial markets and, as appropriate, seeks to reduce the potentially adverse effects that the volatility of certain markets may have on its operating results. The Company has not had any material change in its market risk exposures in the six months ended June 30, 2007.

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

__

Forward-looking information

This document contains both historical and forward-looking information. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “may,” “should” and similar expressions may identify forward-looking information. Forward-looking information in this document includes, but is not limited to, statements regarding the Company’s tax position and underlying assumptions, ongoing expenses and cash outflows related to former coal operations, the expectation that nonoperating items will remain as an expense for 2007, expected operating profit margins at Brink’s, expected insurance recoveries from claims filed in connection with Hurricane Katrina, the active efforts to improve performance in underperforming operations and their potential effect on operating margins in EMEA, the evaluation of strategic options for the armored car operations and the operation of the Global Services business in the United Kingdom, BHS installations in new homes and relationships with major homebuilders, the expansion of BHS’ commercial subscriber base, changes in the disconnect rate at BHS, expected sales, profit and subscriber growth at BHS, expected corporate, administrative, legal and other expenses, the receipt of dividends from a real estate investment, the adequacy of the Company’s sources of liquidity, the outcome of the issue relating to the non-payment of customs duties and value-added tax by a non-U.S. subsidiary of Brink’s, the Company’s anticipated effective tax rate for 2007, estimated capital expenditures for 2007, the possibility that Venezuela may be considered highly inflationary again, the possibility that Brink’s Venezuela may be subject to less favorable exchange rates on dividend remittances, and the outcome of pending litigation, involve forward-looking information. This forward looking information is subject to known and unknown risks, uncertainties, and contingencies, which could cause actual results, performance or achievements to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond the control of the Company, include, but are not limited to, strategic initiatives and acquisition opportunities, the Company’s future tax position, decisions by the Company’s Board of Directors, the willingness of Brink’s and BHS customers to absorb future price increases and the actions of competitors, Brink’s ability to adjust operationally to the loss of a customer in Australia, the implementation and impact of actions to reduce costs in EMEA, the effects of a loss of Brink’s customers in the United Kingdom and the implementation of actions to address Brink’s operations in that country, the satisfaction or waiver of limitations on the use of proceeds contained in various of the Company’s financing arrangements, the demand for capital, the funding and benefit levels of multi-employer plans and pension plans, actual medical and legal expenses relating to benefits, changes in inflation rates (including medical inflation) and interest rates, changes in mortality and morbidity assumptions, acquisitions and dispositions made by the Company in the future, the ability of the operations to identify losses as relating to Hurricane Katrina and positions taken by insurers, the financial condition of the insurers, changes in the level of household moves, the level of home sales or new home construction, BHS’ ability to maintain subscriber growth, the return to profitability of operations in jurisdictions where the Company has recorded valuation adjustments, Brink’s ability to cost effectively match customer demand with appropriate resources, Brink’s loss experience, changes in insurance costs, Brink’s ability to integrate recent acquisitions, the performance of Brink’s EMEA operations and the effect of recent and possible future restructuring efforts, the input of governmental authorities regarding the non-payment of customs duties and value-added tax, the willingness of police departments to respond to alarms, the willingness of BHS’ customers to pay for private response personnel or other alternatives to police responses to alarms, the demand for capital by the Company and the availability of such capital, the cash, debt and tax position and growth needs of the Company, the funding level of and accounting for the VEBA and the VEBA’s investment performance, whether the Company’s assets or the VEBA’s assets are used to pay benefits, the stability of the Venezuelan economy and changes in Venezuelan policy regarding exchange rates for dividend remittances, discovery of new facts relating to civil suits, the addition of claims or changes in relief sought by adverse parties, changes in the scope or method of remediation or monitoring, the nature of the Company’s hedging relationships, the financial performance of the Company, costs associated with the purchase and implementation of cash processing and security equipment, information technology costs and costs associated with ongoing contractual obligations, utilization of third-party advisors and the ability of the Company to hire and retain corporate staff, overall economic, political, social and business conditions, seasonality, foreign currency exchange rates, capital markets performance, changes in assumptions underlying the Company’s critical accounting policies, estimated reconnection experience at BHS, anticipated return on assets, projections regarding the number of participants in and beneficiaries of the Company’s employee and retiree benefit plans, inflation, and the promulgation and adoption of new accounting standards and interpretations, mandatory or voluntary pension plan contributions, the impact of continuing initiatives to control costs and increase profitability, pricing and other competitive industry factors, labor relations, fuel and copper prices, new government regulations and interpretations of existing regulations, legislative initiatives, judicial decisions, variations in costs or expenses and the ability of counterparties to perform.

__

Part II - Other Information

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The Registrant’s annual meeting of shareholders was held on May 4, 2007.

(b)	Not required.

(c)	The following person was elected for a term expiring in 2009, by the following vote:

	For	Withheld
James R. Barker	42,848,215	1,898,714

The following persons were elected for terms expiring in 2010, by the following votes:

	For	Withheld
Thomas R. Hudson Jr.	41,592,650	3,154,279
Murray D. Martin	43,814,363	932,566
Timothy Smart	43,789,056	957,873
Ronald L. Turner	43,799,734	947,195

The selection of KPMG LLP as independent registered public accounting firm to audit the accounts of the Registrant and its subsidiaries for the year 2007 was approved by the following vote:

For	Against	Abstentions
43,956,497	331,333	459,102

(d)	On February 8, 2007, the Company and Pirate Capital LLC (“Pirate”) entered into a letter agreement (the “Letter Agreement”) which, in addition to other related matters, provides for the appointment and nomination of Thomas R. Hudson Jr., sole owner and Managing Member of Pirate, to the Board and the withdrawal of Pirate’s previously submitted shareholder proposals for the Company’s 2007 Annual Meeting of Shareholders. In addition, pursuant to the Letter Agreement, through the earlier of June 1, 2008 and the close of the Company’s 2008 Annual Meeting of Shareholders, Pirate will not seek the election of any person to the Board or submit any shareholder proposal with respect to the Company or otherwise conduct a proxy solicitation or other campaign concerning the election or removal of directors of the Company or shareholder proposals with respect to the Company. In connection with the matters relating to the Letter Agreement, the Company incurred costs in the amount of approximately $260,000. For more details on the Letter Agreement, please see the Company’s Proxy Statement on Schedule 14A filed with the SEC on March 23, 2007.

Item 6.	Exhibits.

Exhibit Number
10	Pension Equalization Plan as amended and restated, effective as of July 16, 2007.

31.1	Certification of Michael T. Dan, Chief Executive Officer (Principal Executive Officer) of The Brink’s Company, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert T. Ritter, Vice President and Chief Financial Officer (Principal Financial Officer) of The Brink’s Company, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael T. Dan, Chief Executive Officer (Principal Executive Officer) of The Brink’s Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert T. Ritter, Vice President and Chief Financial Officer (Principal Financial Officer) of The Brink’s Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

August 2, 2007	By:	/s/ Robert T. Ritter
Robert T. Ritter
(Vice President - Chief Financial Officer)
(principal financial and accounting officer)

__