Form 10-Q
period 2007-09-30
BRINKS CO
filed 2007-11-02
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes  ☐  No  ☒

As of October 31, 2007, 48,491,344 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements

THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(In millions)	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$175.4	137.2
Accounts receivable, net	496.2	469.4
Prepaid expenses and other	100.8	72.4
Deferred income taxes	63.4	71.8
Total current assets	835.8	750.8

Property and equipment, net	1,070.9	981.9
Goodwill	137.5	124.0
Deferred income taxes	105.4	142.2
Other	199.7	189.1
Total assets	$2,349.3	2,188.0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$10.6	33.4
Current maturities of long-term debt	8.8	10.5
Accounts payable	153.4	142.8
Income taxes payable	4.7	33.9
Accrued liabilities	455.0	386.1
Total current liabilities	632.5	606.7

Long-term debt	115.9	126.3
Accrued pension costs	118.5	135.5
Postretirement benefits other than pensions	166.6	180.1
Deferred revenue	175.6	164.5
Deferred income taxes	10.4	20.8
Other	225.8	200.3
Total liabilities	1,445.3	1,434.2

Commitments and contingencies (notes 4, 5, 8 and 11)

Shareholders' equity:
Common stock	48.5	48.5
Capital in excess of par value	441.9	414.7
Retained earnings	629.3	552.0
Accumulated other comprehensive loss	(215.7)	(261.4)
Total shareholders' equity	904.0	753.8
Total liabilities and shareholders' equity	$2,349.3	2,188.0

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Operations
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions, except per share amounts)	2007	2006	2007	2006

Revenues	$817.0	709.5	2,336.2	2,048.2

Expenses:
Operating expenses	624.7	537.5	1,791.8	1,573.8
Selling, general and administrative expenses	130.0	119.5	363.0	334.1
Total expenses	754.7	657.0	2,154.8	1,907.9
Other operating income (loss), net	(1.8)	1.9	2.6	5.0

Operating profit	60.5	54.4	184.0	145.3

Interest expense	(2.5)	(3.7)	(8.0)	(10.0)
Interest and other income, net	3.0	4.0	6.7	14.1
Income from continuing operations before income taxes and
minority interest	61.0	54.7	182.7	149.4
Provision for income taxes	27.3	24.9	74.0	64.7
Minority interest	3.7	4.1	14.5	11.2

Income from continuing operations	30.0	25.7	94.2	73.5

Income (loss) from discontinued operations, net of income taxes	(4.1)	0.8	(11.3)	387.1

Net income	$25.9	26.5	82.9	460.6

Earnings per common share
Basic:
Continuing operations	$0.64	0.55	2.02	1.44
Discontinued operations	(0.09)	0.02	(0.24)	7.56
Net income	0.56	0.57	1.78	8.99

Diluted:
Continuing operations	$0.64	0.54	2.00	1.42
Discontinued operations	(0.08)	0.02	(0.24)	7.48
Net income	0.55	0.56	1.76	8.91

Weighted-average common shares outstanding
Basic	46.6	46.7	46.5	51.2
Diluted	47.1	47.2	47.0	51.7

Cash dividends paid per common share	$0.1000	0.0625	0.2625	0.1500

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statement of Shareholders’ Equity

Nine months ended September 30, 2007
(Unaudited)

			Capital		Accumulated
			in Excess		Other
		Common	of Par	Retained	Comprehensive
(In millions)	Shares (a)	Stock	Value	Earnings	Loss	Total

Balance as of December 31, 2006	48.5	$48.5	414.7	552.0	(261.4)	753.8
Net income	-	-	-	82.9	-	82.9
Other comprehensive income	-	-	-	-	45.7	45.7
Dividends	-	-	-	(11.9)	-	(11.9)
Share-based compensation - stock options	-	-	9.7	-	-	9.7
Proceeds from exercise of stock options	-	-	6.8	-	-	6.8
Excess tax benefit of stock options exercised	-	-	3.9	-	-	3.9
Other share-based compensation	-	-	6.9	-	-	6.9
Retire shares of common stock and other	-	-	(0.1)	(0.7)	-	(0.8)
Adoption of Financial Accounting Standards
Board Interpretation 48 (see notes 1 and 5)	-	-	-	7.0	-	7.0
Balance as of September 30, 2007	48.5	$48.5	441.9	629.3	(215.7)	904.0

(a)	Includes 1.9 million shares at September 30, 2007, held by The Brink’s Company Employee Benefits Trust that have not been allocated to participants (2.3 million shares at December 31, 2006).

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months
	Ended September 30,
(In millions)	2007	2006

Cash flows from operating activities:
Net income	$82.9	460.6
Adjustments to reconcile net income to net cash provided (used) by operating activities:
(Income) loss from discontinued operations, net of tax	11.3	(387.1)
Depreciation and amortization	137.2	119.0
Impairment charges:
Subscriber disconnects	37.9	35.7
Other	2.1	-
Amortization of deferred revenue	(25.6)	(23.6)
Deferred income taxes	26.6	148.5
Provision for uncollectible accounts receivable	8.1	8.1
Share-based compensation	9.7	9.1
Other operating, net	16.1	17.2
Postretirement benefit funding (more) less than expense:
Pension	(7.6)	11.2
Other than pension	(4.2)	(249.1)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(17.9)	(53.6)
Accounts payable, income taxes payable and accrued liabilities	36.6	(140.3)
Deferral of subscriber acquisition cost	(18.0)	(18.5)
Deferral of revenue from new subscribers	35.8	33.5
Prepaid and other current assets	(13.9)	(21.3)
Other, net	7.3	5.2
Discontinued operations, net	(3.5)	(4.1)
Net cash provided (used) by operating activities	320.9	(49.5)

Cash flows from investing activities:
Capital expenditures	(228.6)	(203.4)
Acquisitions	(11.3)	(12.4)
Marketable securities:
Purchases	(0.7)	(1,662.6)
Sales	1.0	1,636.9
Proceeds from disposal of BAX Global, net of $90.3 million of cash disposed	-	1,010.5
Other, net	8.3	2.5
Discontinued operations, net	0.3	(6.5)
Net cash provided (used) by investing activities	(231.0)	765.0

Cash flows from financing activities:
Long term debt:
Additions	108.7	82.5
Repayments	(119.1)	(217.8)
Short-term debt repayments, net	(24.5)	(0.4)
Repurchase shares of common stock of The Brink’s Company	-	(618.5)
Dividends to:
Shareholders of The Brink’s Company	(11.9)	(7.2)
Minority interest holders in subsidiaries	(6.9)	(8.8)
Proceeds from exercise of stock options	6.8	17.8
Excess tax benefits from exercise of stock options	4.2	3.7
Other, net	(0.2)	(2.4)
Discontinued operations, net	(14.8)	(3.5)
Net cash used by financing activities	(57.7)	(754.6)

Effect of exchange rate changes on cash	6.0	2.8

Cash and cash equivalents:
Increase (decrease)	38.2	(36.3)
Balance at beginning of period	137.2	96.2
Amount held by BAX Global at December 31, 2005	-	78.6
Balance at end of period	$175.4	138.5

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of presentation

The Brink’s Company (along with its subsidiaries, the “Company”) has two operating segments:

•      Brink’s, Incorporated (“Brink’s”)
•      Brink’s Home Security, Inc. (“BHS”)

On August 5, 2007, the Company sold Brink’s United Kingdom domestic cash handling operations.  These operations have been reported as discontinued operations for all periods presented.  See note 8 for a description of the transaction.

The Company’s unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, the unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The Company revised the 2006 presentation of minority interest from a deduction in arriving at income before income taxes to a reduction in earnings after taxes.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

During the third quarter of 2007, adjustments were made to correct amounts previously reported for the first half of 2007 and prior annual periods.  These adjustments decreased third quarter net income by $4.6 million, including a decrease in operating profit of $2.2 million and an increase in the provision for income taxes for continuing operations of $2.1 million.  The Company has concluded these adjustments are not material, individually or in the aggregate, to the current or any previous annual period.

Recently Adopted Accounting Standards
The Company adopted FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109, effective January 1, 2007.  This interpretation clarifies the accounting for uncertain tax positions.  It prescribes a recognition threshold and measurement principle for tax positions taken or expected to be taken on tax returns.  The adoption of this interpretation increased retained earnings at January 1, 2007, by $7.0 million.

Note 2 – Segment information

The Company conducts business in two operating segments: Brink’s and BHS.  These segments are identified by the Company based on how resources are allocated and operating decisions are made.  Management evaluates performance and allocates resources based on operating profit or loss, excluding corporate allocations.

Brink’s offers services globally including armored car transportation, automated teller machine (“ATM”) replenishment and servicing, currency deposit processing and cash management services including cash logistics services (“Cash Logistics”), deploying and servicing safes and safe control devices, including its patented CompuSafe® service, coin sorting and wrapping, integrated check and cash processing services (“Virtual Vault Services”), arranging the secure transportation of valuables (“Global Services”), transporting, storing and destroying sensitive information (“Secure Data Solutions”) and guarding services, including airport security.  Brink’s operates in approximately 50 countries.

During the third quarter of 2007, Brink’s recorded a $2.0 million impairment charge to write down long-lived assets to estimated fair value.  The charge was recorded as part of other operating income (loss), net, due to expected future operating losses and negative operating cash flows associated with these assets.

BHS offers monitored security services in North America primarily for owner-occupied, single-family residences.  To a lesser extent, BHS offers security services for commercial properties.  BHS typically installs and owns the on-site security systems, and charges fees to monitor and service the systems.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2007	2006	2007	2006

Revenues:
Brink's	$692.7	597.9	1,977.8	1,722.2
BHS	124.3	111.6	358.4	326.0
Revenues	$817.0	709.5	2,336.2	2,048.2

Operating profit:
Brink's	$53.0	51.0	146.9	129.3
BHS	25.5	23.4	84.5	71.3
Business segments	78.5	74.4	231.4	200.6
Corporate	(14.3)	(13.9)	(36.8)	(36.1)
Former operations	(3.7)	(6.1)	(10.6)	(19.2)
Operating profit	$60.5	54.4	184.0	145.3

Note 3 - Earnings per share

Shares used to calculate earnings per share are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2007	2006	2007	2006

Weighted-average common shares outstanding:
Basic	46.6	46.7	46.5	51.2
Effect of dilutive stock options	0.5	0.5	0.5	0.5
Diluted	47.1	47.2	47.0	51.7

Antidilutive stock options excluded from denominator	0.7	0.3	0.3	0.2

Shares of the Company’s common stock held by The Brink’s Company Employee Benefits Trust (the “Employee Benefits Trust”) that have not been allocated to participants under the Company’s various benefit plans are excluded from earnings per share calculations since they are treated as treasury shares for the calculation of earnings per share.  The Employee Benefits Trust held 1.9 million unallocated shares at September 30, 2007, and 2.3 million unallocated shares at September 30, 2006.

Note 4 – Employee and retiree benefits

Pension plans

The Company has various defined benefit plans for eligible employees.

The components of net periodic pension cost for the Company’s pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2007	2006	2007	2006	2007	2006

Three months ended September 30,

Service cost	$-	-	2.3	2.1	2.3	2.1
Interest cost on PBO	11.1	10.6	2.6	2.3	13.7	12.9
Return on assets - expected	(13.3)	(12.7)	(2.5)	(2.0)	(15.8)	(14.7)
Other amortization, net	3.5	4.4	0.7	1.0	4.2	5.4
Net periodic pension cost	$1.3	2.3	3.1	3.4	4.4	5.7

Nine months ended September 30,

Service cost	$-	-	6.6	6.7	6.6	6.7
Interest cost on PBO	33.0	31.4	7.4	6.9	40.4	38.3
Return on assets - expected	(40.0)	(37.9)	(7.2)	(6.4)	(47.2)	(44.3)
Other amortization, net	9.7	12.7	2.2	3.1	11.9	15.8
Net periodic pension cost	$2.7	6.2	9.0	10.3	11.7	16.5

On September 7, 2007, the Company made a voluntary contribution to its primary U.S. pension plan of $13 million.  The Company does not expect to make additional contributions to the primary U.S. pension plan during 2007.

Postretirement benefits other than pensions

Company-Sponsored Plans
The Company provides postretirement health care benefits (the “Company-sponsored plans”) for eligible active and retired employees in the U.S. and Canada of the Company’s current and former businesses, including eligible participants of the former coal operations (the “coal-related” plans).

The components of net periodic postretirement cost related to Company-sponsored plans were as follows:

	Coal-related plans		Other plans		Total
(In millions)	2007	2006	2007	2006	2007	2006

Three months ended September 30,

Service cost	$-	-	0.1	0.1	0.1	0.1
Interest cost on APBO	7.8	7.8	0.1	0.2	7.9	8.0
Return on assets – expected	(9.7)	(8.6)	-	-	(9.7)	(8.6)
Amortization of losses	2.8	3.6	(0.1)	-	2.7	3.6
Net periodic postretirement cost	$0.9	2.8	0.1	0.3	1.0	3.1

Nine months ended September 30,

Service cost	$-	-	0.2	0.3	0.2	0.3
Interest cost on APBO	23.5	24.0	0.5	0.7	24.0	24.7
Return on assets – expected	(29.0)	(25.8)	-	-	(29.0)	(25.8)
Amortization of losses	8.6	11.6	(0.2)	-	8.4	11.6
Net periodic postretirement cost	$3.1	9.8	0.5	1.0	3.6	10.8

Pneumoconiosis (Black Lung) Obligations
The Company is self-insured with respect to almost all of its black lung obligations.  The components of net periodic postretirement benefit cost related to black lung obligations were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2007	2006	2007	2006

Interest cost on APBO	$0.7	0.6	2.0	1.9
Amortization of losses	0.5	0.3	1.2	0.9
Net periodic postretirement cost	$1.2	0.9	3.2	2.8

Note 5 – Income taxes

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Continuing operations
Provision for income taxes (in millions)	$27.3	24.9	74.0	64.7
Effective tax rate	44.7%	45.5%	40.5%	43.3%

Discontinued operations
Provision (benefit) for income taxes (in millions)	$-	(3.0)	(1.6)	210.2
Effective tax rate	-	NM	NM	35.2%

The effective income tax rate on continuing operations in the first nine months of 2007 was higher than the 35% U.S. statutory tax rate primarily due to a $6.1 million increase in the valuation allowances for non-U.S. jurisdictions and $2.4 million of state tax expense.  The Company establishes or reverses valuation allowances for non-U.S. deferred tax assets depending on all available information including historical and expected future operating performance of its subsidiaries.  Changes in judgment about the future realization of deferred tax assets could result in significant adjustments to the valuation allowances.

The effective income tax rate on continuing operations in the first nine months of 2006 was higher than the 35% U.S. statutory tax rate primarily due to $6.8 million in state tax expense and a $3.3 million net increase in the valuation allowance for non-U.S. deferred tax assets.

At January 1, 2007, the Company had approximately $15 million of unrecognized tax benefits related to continuing operations, of which approximately $11 million (net of federal tax benefit) would have an effect, if recognized, on the effective tax rate.  In addition, there were approximately $2.1 million of unrecognized tax benefits related to discontinued operations.

Included in the balance of unrecognized tax benefits at January 1, 2007, is $1.4 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during 2007.  This amount represents a possible decrease in unrecognized tax benefits related to state income tax audits, state settlement negotiations currently in progress and expiring statutes of limitation in various jurisdictions.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At January 1, 2007, the Company had $1.3 million accrued for the potential payment of interest and $0.2 million accrued for the potential payment of penalties.

There were no significant changes to unrecognized tax benefits or accrued interest and penalties during the first nine months of 2007.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  With a few exceptions, as of January 1, 2007, the Company was no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

Note 6 – Share-based compensation plans

The fair value of options granted during the 2007 and 2006 periods was calculated using the Black-Scholes option-pricing model and the following estimated weighted-average assumptions:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
Options Granted	2007	2006	2007	2006

Number of shares underlying options, in thousands	636	600	636	610
Weighted-average exercise price per share	$63.60	55.21	63.60	55.11

Assumptions used to estimate fair value:
Expected dividend yield:
Weighted-average	0.6%	0.5%	0.6%	0.5%
Range	0.6%	0.5%	0.6%	0.5%
Expected volatility:
Weighted-average	27%	32%	27%	32%
Range	26%-31%	30%-36%	26%-31%	30%-36%
Risk-free interest rate:
Weighted-average	4.9%	5.0%	4.9%	5.0%
Range	4.9%-5.0%	4.7%-5.2%	4.9%-5.0%	4.6%-5.2%
Expected term in years:
Weighted-average	3.8	4.3	3.8	4.3
Range	2.1 - 6.1	2.8 - 7.0	2.1 - 6.1	2.8 - 7.0

Weighted-average fair value estimates at grant date:
In millions	$10.7	10.8	10.7	11.0
Fair value per share	$16.84	18.08	16.84	18.04

Share-based compensation expense for continuing operations was $6.9 million during the third quarter of 2007 and $6.1 million during the third quarter of 2006.  Share-based compensation expense for continuing operations was $9.7 million during the first nine months of 2007 and $9.1 million during the first nine months of 2006.

Note 7 – Capital stock

Common stock

On September 14, 2007, the Company’s board of directors authorized the purchase of up to $100 million of the Company’s outstanding common shares.  The repurchase authorization does not have an expiration date and potential share repurchases will depend on a variety of factors.  The Company has not purchased any shares under this program.

During full-year 2006, the Company used proceeds from the sale of BAX Global to purchase 12.2 million shares of its common stock for $630.9 million, including 10.4 million shares purchased in a $530.9 million Dutch auction self-tender offer completed on April 11, 2006.

Preferred stock

On September 25, 2007, the “Expiration Date” occurred under the Amended and Restated Rights Agreement, dated as of September 1, 2003, between the Company and American Stock Transfer & Trust Company (successor to Equiserve Trust Company, N.A.), as amended by Amendment No. 1 thereto, dated September 25, 2006, between the Company and American Stock Transfer & Trust Company (the “Rights Agreement”). As a result, the Rights Agreement and the rights issued thereunder expired by their own terms and each share of common stock, par value $1.00 per share, of the Company no longer is accompanied by a right to purchase, under certain circumstances, one one-thousandth of a share of Series A Participating Cumulative Preferred Stock of the Company.  Prior to expiration, the Rights Agreement gave holders of common stock the right to purchase Series A Participating Cumulative Preferred Stock if, among other things, a third-party accumulated more than 15% of the voting rights of all outstanding common stock.

Note 8 - Discontinued operations

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2007	2006	2007	2006

Brink’s United Kingdom domestic cash handling operations:
Gain on sale	$0.7	-	0.7	-
Results from operations (a)	(3.1)	(2.6)	(13.9)	(8.0)
BAX Global:
Gain on sale	-	(0.6)	-	587.7
Results from operations – January 2006	-	-	-	7.0
Adjustments to contingent liabilities of former operations	(1.7)	1.0	0.3	10.6
Income (loss) from discontinued operations before income taxes	(4.1)	(2.2)	(12.9)	597.3
Provision (benefit) for income taxes	-	(3.0)	(1.6)	210.2
Income (loss) from discontinued operations	$(4.1)	0.8	(11.3)	387.1
(a)
Revenues of Brink’s United Kingdom domestic cash handling operations were $5.8 million for the third quarter of 2007, $11.1 million for the third quarter of 2006, $28.9 million for the first nine months of 2007 and $33.5 million for the first nine months of 2006.

Brink’s United Kingdom domestic cash handling operations

During the third quarter, the Company sold Brink’s United Kingdom domestic cash handling operations for $2.2 million in cash and recognized a $0.7 million gain on the sale.  The Company expects to recognize up to $2.2 million of income in discontinued operations during future periods as the assumption of certain contractual obligations by the buyer is completed.  These operations recorded a $7.5 million impairment charge, primarily related to writing down leasehold improvements and vehicles to estimated fair value, during the second quarter of 2007 due to the loss of customers.  The fair value of the impaired assets was determined based on management’s estimate of the amount that could be received on a sale to a willing third party.  These operations have been reported as discontinued operations for all periods presented.

BAX Global

On January 31, 2006, the Company sold BAX Global for approximately $1 billion in cash.  As of September 30, 2006, the Company recorded a pretax gain of approximately $588 million ($376 million after tax) on the sale.  Through December 31, 2006, the pretax gain on sale was adjusted to $587 million ($375 million after tax) upon settlement of closing adjustments with the purchaser.  See note 11 for contingencies related to BAX Global.  BAX Global’s results of operations have been reported as discontinued operations for all periods presented.

Other

The Company settled its withdrawal liabilities with two coal industry multi-employer pension plans and made final payments to the plans of $20.4 million in July 2006.  A pretax benefit of $9.9 million related to this settlement was recorded within discontinued operations during the second quarter of 2006.

Note 9 - Supplemental cash flow information

	Nine Months
	Ended September 30,
(In millions)	2007	2006

Cash paid for:
Interest	$7.2	11.1
Income taxes, net	48.4	85.9

Note 10 - Comprehensive income

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2007	2006	2007	2006

Net income	$25.9	26.5	82.9	460.6
Other comprehensive income (loss), net of divestitures, reclasses and taxes:
Benefit plan experience loss (a)	7.1	-	15.9	-
Benefit plan prior service cost	0.3	-	1.0	-
Minimum pension liability	-	-	-	11.1
Foreign currency translation adjustments	16.2	(0.8)	27.9	4.3
Marketable securities	(0.1)	0.1	0.9	0.4
Other comprehensive income (loss)	23.5	(0.7)	45.7	15.8
Comprehensive income	$49.4	25.8	128.6	476.4
(a)      Includes a $2.5 million gain related to a remeasurement of a pension plan of Brink’s subsidiary in the United Kingdom.

Note 11 – Commitments and contingencies

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

THE BRINK’S COMPANY
and subsidiaries

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Brink’s Company (along with its subsidiaries, the “Company”) has two operating segments:

Brink’s, Incorporated (“Brink’s”)
Brink’s offers transportation and logistics management services for cash and valuables throughout the world.  These services include armored car transportation, automated teller machine (“ATM”) replenishment and servicing, currency deposit processing and cash management services including cash logistics services (“Cash Logistics”), deploying and servicing safes and safe control devices, including its patented CompuSafe® service, coin sorting and wrapping, integrated check and cash processing services (“Virtual Vault Services”), arranging the secure transportation of valuables (“Global Services”), transporting, storing, and destroying sensitive information (“Secure Data Solutions”) and guarding services, including airport security.

Brink’s Home Security, Inc. (“BHS”)
BHS offers monitored security services in North America primarily for owner-occupied, single-family residences.  To a lesser extent, BHS offers security services for commercial and multi-family properties.  BHS typically installs and owns the on-site security systems and charges fees to monitor and service the systems.

On August 5, 2007, the Company sold Brink’s United Kingdom domestic cash handling operations.  These operations have been reported as discontinued operations for all periods presented.  See “Discontinued Operations” for a description of the transaction.

The Company sold BAX Global Inc. (“BAX Global”), a wholly owned freight transportation subsidiary, in 2006 for approximately $1 billion in cash.  See “Discontinued Operations” for a description of the transaction and see “Liquidity and Capital Resources” for a description of how the Company used the proceeds.

The Company has significant obligations associated with its former coal operations and expects to have significant ongoing expenses and cash outflows related to its former coal operations.  The Company has funded a significant portion of the postretirement medical benefit obligation related to its former coal operations through its Voluntary Employees’ Beneficiary Association trust (“VEBA”).  The market value of the VEBA’s assets at September 30, 2007, was approximately $478 million.

RESULTS OF OPERATIONS

Overview

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2007	2006	2007	2006

Income (loss) from:
Continuing operations	$30.0	25.7	94.2	73.5
Discontinued operations	(4.1)	0.8	(11.3)	387.1
Net income	$25.9	26.5	82.9	460.6

The income (loss) items in the above table are reported after tax.

COMPARISON OF RESULTS FOR THE THIRD QUARTER

Continuing operations

Income from continuing operations increased by about 17% in the third quarter of 2007 versus the third quarter of the prior year primarily due to growth at Brink’s and BHS.  Brink’s operating profit increased in the third quarter of 2007 from the prior-year period primarily due to operating profit growth in Latin America.  BHS continued a trend of reporting higher operating profit although it recorded a net charge of $2.5 million related to legal settlement expenses in the third quarter this year.

Expenses related to former operations in the third quarter of 2007 were lower primarily due to lower expenses for postretirement medical benefits.

Discontinued operations

Losses from discontinued operations in the third quarter of 2007 primarily related to Brink’s United Kingdom domestic cash handling operations.  These operations were sold in August 2007.

COMPARISON OF RESULTS FOR THE NINE-MONTH PERIOD

Continuing operations

Income from continuing operations increased in the first nine months of 2007 versus the same period of the prior-year primarily due to growth at Brink’s and BHS.  Brink’s operating profit increased in the first nine months of 2007 from the prior-year period primarily due to higher operating profit in Latin America.  The prior year included restructuring charges in Australia of $4.6 million.  BHS continued a trend of reporting higher operating profit.

Expenses related to former operations in the first nine months of 2007 were lower primarily due to lower expenses for postretirement medical benefits.  These expense reductions were offset by lower interest and other income, net.  In the first nine months of 2006, the temporary investment of the proceeds from the sale of BAX Global resulted in higher interest income.

Discontinued operations

The loss from discontinued operations in the first nine months of 2007 is primarily related to operating losses of the former United Kingdom domestic cash handling operations, including $7.5 million of impairment charges on long-lived assets during the second quarter of 2007.

Income from discontinued operations in the first nine months of last year was primarily the result of an after-tax gain on the sale of BAX Global.

Consolidated Review

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2007	2006	change	2007	2006	change

Revenues:
Brink’s	$692.7	597.9	16	1,977.8	1,722.2	15
BHS	124.3	111.6	11	358.4	326.0	10
Revenues	$817.0	709.5	15	2,336.2	2,048.2	14

Operating profit:
Brink’s	$53.0	51.0	4	146.9	129.3	14
BHS	25.5	23.4	9	84.5	71.3	19
Business segments	78.5	74.4	6	231.4	200.6	15
Corporate	(14.3)	(13.9)	3	(36.8)	(36.1)	2
Former operations	(3.7)	(6.1)	(39)	(10.6)	(19.2)	(45)

Operating profit	60.5	54.4	11	184.0	145.3	27

Interest expense	(2.5)	(3.7)	(32)	(8.0)	(10.0)	(20)
Interest and other income, net	3.0	4.0	(25)	6.7	14.1	(52)
Income from continuing operations before
income taxes and minority interest	61.0	54.7	12	182.7	149.4	22
Provision for income taxes	27.3	24.9	10	74.0	64.7	14
Minority interest	3.7	4.1	(10)	14.5	11.2	29

Income from continuing operations	30.0	25.7	17	94.2	73.5	28

Income (loss) from discontinued operations,
net of income taxes	(4.1)	0.8	NM	(11.3)	387.1	NM
Net income	$25.9	26.5	(2)	82.9	460.6	(82)

COMPARISON OF RESULTS FOR THE THIRD QUARTER

Revenues - Consolidated

The Company’s consolidated revenue increased from prior-year periods as a result of revenue growth at both operating segments.  Brink’s revenues in the third quarter of 2007 increased over the prior-year period due to growth in existing operations and favorable changes in foreign currency exchange rates.  BHS’ revenues increased year over year primarily as a result of growth in the subscriber base.

Operating Profit - Consolidated

The Company’s consolidated operating profit in the third quarter compared to the same period last year increased primarily as a result of operating profit growth from both operating segments.  Brink’s operating profit included significant operating profit growth in Latin America.  Operating profit in Europe, Middle East, and Africa (“EMEA”) was lower than the prior-year quarter due to lower results in several countries across the region as well as a $2.0 million impairment charge related to the Company’s operations in a European country.  North American operating profit was slightly higher than the prior-year quarter.  Brink’s North American operating profit in the third quarter of 2007 includes $1.0 million of other operating income from the final settlement of Brink’s insurance claims related to Hurricane Katrina.  BHS’ operating profit for the current quarter improved due to incremental revenues and lower Home Technology installation expense, partially offset by higher marketing and a net charge of $2.5 million related to legal settlement expenses.

Expenses related to former operations were lower in the third quarter of 2007 compared to the same period last year primarily due to lower postretirement medical expenses.

Net Income - Consolidated

During the third quarter of 2007, adjustments were made to correct amounts previously reported for the first half of 2007 and prior annual periods.  These adjustments decreased third quarter net income by $4.6 million, including a decrease in operating profit of $2.2 million and an increase in the provision for income taxes for continuing operations of $2.1 million.  The Company has concluded these adjustments are not material, individually or in the aggregate, to the current or any previous annual period.

COMPARISON OF RESULTS FOR THE NINE-MONTH PERIOD

Revenues - Consolidated

The Company’s consolidated revenue increased from prior-year periods as a result of revenue growth at both operating segments.  Brink’s revenues in the first nine months of 2007 increased over the prior-year period due to growth in existing operations and favorable changes in foreign currency exchange rates.  BHS’ revenues increased year over year primarily as a result of the larger subscriber base.

Operating Profit - Consolidated

The Company’s consolidated operating profit in the first nine months of 2007 compared to the same period last year increased primarily as a result of strong operating growth from both operating segments.  Brink’s operating profit included significant operating profit growth in Latin America.  Operating profit in EMEA was lower than 2006 due to lower results in several countries across the region, as well as a $2.0 impairment charge related to the Company’s operations in a European country.  North American operating profit was slightly lower than the prior-year period.  Brink’s operating profit in the first nine months of 2007 includes $1.0 million of other operating income from the final settlement of Brink’s insurance claims related to Hurricane Katrina.  BHS’ operating profit for the current period improved due to incremental revenues and cost efficiencies generated from the larger subscriber base.  BHS’ operating profit in the first nine months of 2007 includes $2.3 million of other operating income from the final settlement of BHS’ insurance claims related to Hurricane Katrina and lower Brink’s Home Technology installation expense, partially offset by higher marketing and a net charge of $2.5 million related to legal settlement expenses.

Expenses related to former operations were lower in the first nine months of 2007 compared to the same period last year primarily due to lower postretirement medical expenses.

Brink's, Incorporated

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2007	2006	change	2007	2006	change

Revenues:
North America (a)	$224.2	207.9	8	654.5	614.7	6
International	468.5	390.0	20	1,323.3	1,107.5	19
	$692.7	597.9	16	1,977.8	1,722.2	15

Operating profit:
North America (a)	$17.8	17.1	4	50.8	52.1	(2)
International	35.2	33.9	4	96.1	77.2	24
	$53.0	51.0	4	146.9	129.3	14

Cash flow information:
Depreciation and amortization	$28.7	23.2	24	79.4	68.8	15
Capital expenditures	35.9	34.1	5	93.2	79.8	17
(a)      U.S. and Canada.

Revenues – Brink’s

Revenues at Brink’s were higher in the third quarter and first nine months of 2007 compared to the prior-year periods as a result of a combination of the effects of Organic Revenue Growth, as defined later, and favorable changes in currency exchange rates.

Revenues from Cash Logistics, including coin and note processing, were $111.3 million in the third quarter of 2007 versus $95.8 million in the third quarter of 2006 ($314.5 million in the first nine months of 2007 versus $273.2 million in the first nine months of 2006) and are included in the revenues shown in the table above.  The increase in these revenues was due to Organic Revenue Growth and favorable changes in currency exchange rates.

Operating Profit – Brink’s

Operating profit in the third quarter and first nine months of 2007 was higher than in the same periods of 2006 primarily as a result of strong performance in Latin America, in several countries.  In EMEA, operating profit for the first nine months of 2007 was lower than in the prior-year period mainly as a result of lower results in several countries across the region, as well as a $2.0 million impairment charge.  North American operating profit in the third quarter was higher than in the prior-year period, however, operating profit for the first nine months of 2007 was still lower than the prior-year period due largely to higher marketing and selling expenses.

Brink’s expects to generate operating profit margins above 7% in 2007 and 7.5% in 2008.

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

	Three Months	% change	Nine Months	% change
(In millions)	Ended September 30,	from prior period	Ended September 30,	from prior period

2005 Revenues	$539.9	11	1,564.9	12
Effects on revenue of:
Organic Revenue Growth	37.8	7	121.5	8
Acquisitions and dispositions, net	6.0	1	31.5	2
Changes in currency exchange rates	14.2	3	4.3	-

2006 Revenues	597.9	11	1,722.2	10
Effects on revenue of:
Organic Revenue Growth	54.0	9	150.2	9
Acquisitions and dispositions, net	5.4	1	18.2	1
Changes in currency exchange rates	35.4	6	87.2	5

2007 Revenues	$692.7	16	1,977.8	15

COMPARISON OF RESULTS FOR THE THIRD QUARTER

North America

North American revenues increased 8% to $224.2 million in the third quarter of 2007 compared to $207.9 million in the same period for 2006 as the result of improvements in all service lines, except U.S. Global Services. Operating profit in the third quarter of 2007 increased compared to the same period in 2006 as Brink’s recorded other operating income in the U.S. of $1.0 million during the third quarter of 2007 for final settlement of business interruption claims related to Hurricane Katrina.  In addition, Canada reported strong results for the third quarter, partially offset by lower operating profit for U.S. Global Services operations.

International

Revenues increased in the third quarter of 2007 over the prior-year period in all regions.  Revenue increases in EMEA and Latin America were primarily the result of Organic Revenue Growth and favorable changes in currency exchange rates.  International operating profit in the third quarter of 2007 was higher than the 2006 period primarily due to the effects of strong volumes in Latin America.

EMEA.  Revenues increased to $306.1 million in the third quarter of 2007 compared to $260.1 million from the same period last year, an increase of 18% (9% on a constant currency basis) largely as a result of both Organic Revenue Growth and favorable changes in currency exchange rates.  Operating profit was lower in the third quarter of 2007 due to lower results in several countries.  Additionally, the Company recorded $2.0 million of impairment charges on long-lived assets.  The Company is actively seeking to improve operations in other underperforming countries.  Actions related to these efforts should improve operating margins in the long term, but could result in charges in the short term.

During the third quarter, the Company sold its United Kingdom domestic cash handling operations and financial amounts related to these operations have been included in discontinued operations as discussed in “Discontinued Operations.”  The Company’s London-based Global Services business was not impacted by the sale.

Latin America.  Revenues increased to $147.1 million in the third quarter of 2007 from $114.7 million in the third quarter of 2006, an increase of 28% (20% on a constant currency basis) primarily due to higher volumes across the region, normal inflationary price increases and favorable changes in currency exchange rates.  Operating profit in the third quarter of 2007 was significantly higher than in the third quarter of 2006 primarily due to the above-mentioned volume and price increases, combined with productivity improvements across the region.

Venezuela is planning to change its national currency from the bolivar to the bolivar fuerte on January 1, 2008, and Brink’s expects to perform additional cash handling services to assist in the conversion.  Brink’s expects higher costs in the fourth quarter of 2007 as the Company prepares for currency conversion processing in Venezuela and increased revenue in Venezuela during the first quarter of 2008 as the services are performed.  Due to the temporary increase in volume associated with the conversion, there will be an increased risk of operational issues.  The Company is increasing resources, training and establishing special procedures to mitigate the risk.

Asia-Pacific.  Revenues increased slightly to $15.3 million in the third quarter of 2007 from $15.2 million in the third quarter of 2006, an increase of 1% (a decrease of 2% on a constant currency basis).  Operating profit in the third quarter of 2007 was higher than in 2006, reflecting $1.2 million of additional restructuring charges recorded in 2006 for Australia.

COMPARISON OF RESULTS FOR THE NINE-MONTH PERIOD

North America

North American revenues in the first nine months of 2007 increased 6% to $654.5 million from $614.7 million in the first nine months of 2006.  Operating profit in the first nine months of 2007 decreased compared to the same periods in 2006 as higher operating profit in Canada on higher revenues was offset by lower operating profit in the U.S. as a result of increased expenses for sales and marketing, and a lower operating profit contribution from U.S. Global Services operations.

International

Revenues increased in the first nine months of 2007 over the prior-year period in all regions except Asia-Pacific.  Revenue increases in EMEA and Latin America were primarily the result of Organic Revenue Growth and favorable changes in currency exchange rates.  International operating profit in the first nine months of 2007 was higher than the 2006 period primarily due to the effects of strong volumes in Latin America.

EMEA.  Revenues in the first nine months of 2007 increased to $863.0 million from $731.6 million in the first nine months of 2006, an increase of 18% (9% on a constant currency basis).  Operating profit was lower in the first nine months of 2007 due to lower results in several countries.  Additionally, the Company recorded $2.0 million of impairment charges on long-lived assets.

Latin America.  Revenues in the first nine months of 2007 increased to $414.9 million from $322.7 million in the first nine months of 2006, a 29% increase (23% on a constant currency basis).  Operating profit in the first nine months of 2007 was significantly higher than in the first nine months of 2006 primarily due to volume and price increases, combined with productivity improvements across the region.

Asia-Pacific.  Revenues in the first nine months of 2007 decreased to $45.4 million from $53.2 million in the first nine months of 2006, a decrease of 15% (16% on a constant currency basis).  This decrease was primarily due to the loss of Australia’s largest customer during the second quarter of 2006, partially offset by stronger operations in Hong Kong, Japan and Taiwan.  Operating profit in the first nine months of 2007 was higher than in 2006, reflecting $4.6 million of restructuring charges recorded in 2006 for Australia.

Brink’s Home Security

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2007	2006	change	2007	2006	change

Revenues	$124.3	111.6	11	358.4	326.0	10

Operating profit
Recurring services (a)	$49.1	45.1	9	152.4	134.5	13
Investment in new subscribers (b)	(23.6)	(21.7)	9	(67.9)	(63.2)	7
	$25.5	23.4	9	84.5	71.3	19

Monthly recurring revenues (c)				$36.3	31.8	14

Cash Flow Information
Depreciation and amortization (d)	$19.8	17.3	14	57.4	49.7	15
Impairment charges from
subscriber disconnects	13.6	12.6	8	37.9	35.7	6
Amortization of deferred revenue (e)	(8.9)	(8.1)	10	(25.6)	(23.6)	8
Deferral of subscriber acquisition
costs (current year payments)	(5.9)	(6.2)	(5)	(18.0)	(18.5)	(3)
Deferral of revenue from new
subscribers (current year receipts)	11.6	11.5	1	35.8	33.5	7

Capital expenditures:
Security systems	$(42.2)	(38.6)	9	(124.9)	(112.4)	11
Other	(5.1)	(2.4)	113	(10.3)	(10.9)	(6)
Capital expenditures	$(47.3)	(41.0)	15	(135.2)	(123.3)	10
(a)      Reflects operating profit generated from the existing subscriber base including the amortization of deferred revenues.
(b)      Primarily marketing and selling expenses, net of the deferral of subscriber acquisition costs (primarily a portion of sales commissions) incurred in the acquisition of new subscribers.
(c)      This measure is reconciled below under the caption “Reconciliation of Non-GAAP Measures - Monthly Recurring Revenues.”
(d)      Includes amortization of deferred subscriber acquisition costs.
(e)      Includes amortization of deferred revenue related to active subscriber accounts as well as recognition of deferred revenue related to subscriber accounts that disconnect.

COMPARISON OF RESULTS FOR THE THIRD QUARTER

Revenues - BHS

The 11% increase in BHS’ revenues in the third quarter of 2007 over the third quarter of 2006 was primarily due to growth in the subscriber base and higher average monitoring rates (the average subscriber base increased 9% and the average monitoring rates increased 3%).  The larger subscriber base and higher average monitoring and service rates also contributed to a 14% increase in monthly recurring revenues as of the end of September 2007, as compared to September 2006.

Operating Profit - BHS

Operating profit increased $2.1 million for the third quarter of 2007 compared to the same quarter in 2006 as higher profit from recurring services was partially offset by increased investment in new subscribers.  Higher profit from recurring services in the third quarter of 2007 was primarily due to increased monitoring and service revenues and cost efficiencies generated from the larger subscriber base partially offset by a net charge of $2.5 million related to legal settlement expenses.  Higher investment in new subscribers over the third quarter of 2007 was primarily due to increased advertising and marketing costs incurred to support installation volume.  These increased costs were partially offset by lower expenses, net of revenues, in BHT due primarily to a decline in business derived from major home builders.

The volume of BHT installation business in the third quarter of 2007 improved sequentially from the second quarter of 2007, and the percentage decline from the same period in 2006 improved significantly as compared to the second quarter.

COMPARISON OF RESULTS FOR THE NINE-MONTH PERIOD

Revenues - BHS

The 10% increase in BHS’ revenues in the first nine months of 2007 over the comparable 2006 period was primarily due to the larger subscriber base and slightly higher average monitoring rates, partially offset by a 38% decline in Brink’s Home Technologies pre-wire and trim-out revenues.

Operating Profit - BHS

Operating profit increased $13.2 million for the first nine months of 2007 compared to the same period in 2006 as higher profit from recurring services was partially offset by increased investment in new subscribers.  Higher profit from recurring services in the first nine months of 2007 was primarily due to increased revenues and cost efficiencies generated from the larger subscriber base.  Higher investment in new subscribers over the first nine months of 2007 was primarily due to a higher number of installations and higher marketing expenses incurred in traditional branch operations, partially offset by lower expenses, net of revenues, in BHT.

Subscriber activity

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In thousands)	2007	2006	change	2007	2006	change

Number of subscribers:
Beginning of period	1,175.1	1,072.6	10	1,124.9	1,018.8	10
Installations (a)	45.7	45.0	2	136.7	131.3	4
Disconnects (a)	(20.6)	(19.3)	7	(61.4)	(51.8)	19
End of period (b)	1,200.2	1,098.3	9	1,200.2	1,098.3	9

Average number of subscribers	1,187.7	1,085.1	9	1,163.8	1,059.3	10
Annualized disconnect rate (c)	6.9%	7.1%		7.0%	6.5%

(a)
Customers who move from one location and then initiate a new monitoring agreement at a new location are not included in either installations or disconnects.  Dealer accounts cancelled and charged back to the dealer during the specified contract term are also excluded from installations and disconnects.  Inactive sites that are returned to service reduce disconnects.

(b)
Commercial subscribers accounted for approximately 5% of total subscribers at September 30, 2007.  The Company continues to see the expansion of BHS’ commercial subscriber base as a significant growth opportunity.

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

Installations were 2% higher in the third quarter and 4% higher in the first nine months of 2007 as compared to the same periods of 2006, primarily due to growth in the BHS dealer network.  Dealers have provided approximately 20% of total BHS installations for both the third quarter and first nine months of 2007.  Commercial installations accounted for approximately 8% of total installations for both the third quarter and first nine months of 2007.

Disconnect rates are typically higher in the second and third calendar quarters of the year because of an increase in residential moves during summer months.  The annualized disconnect rate for the third quarter of 2007 decreased to 6.9% compared to 7.1% for the same period of 2006.  A reduction in the number of disconnects due to household moves lowered the overall rate by 60 basis points from the third quarter of 2006 to the third quarter of 2007, while disconnects resulting from financial write-offs and all other reasons increased the overall rate by 40 basis points.  BHS is continually focused on minimizing customer disconnects; however, the disconnect rate may not materially improve in the future, as a certain amount of disconnects cannot be prevented due to external factors, primarily household moves.  Moreover, further instability in the housing and credit markets could affect BHS’ ability to collect on receivables from customers.

BHS continues to expect double-digit growth in sales and profits for 2007, while full year growth in the subscriber base expected to be about 9%.  In 2008, assuming little or no recovery in housing, revenue and profit growth should continue to be at or near 10% while subscriber growth should again be less than 10%.

Reconciliation of Non-GAAP Measures – Monthly Recurring Revenues

	Nine Months
	Ended September 30,
(In millions)	2007	2006

September:
Monthly recurring revenues (“MRR”) (a)	$36.3	31.8
Amounts excluded from MRR:
Amortization of deferred revenue	2.8	2.6
Other revenues (b)	2.6	2.7
Revenues on a GAAP basis	41.7	37.1

Revenues (GAAP basis):
September	41.7	37.1
January - August	316.7	288.9
January - September	$358.4	326.0

(a)
MRR is calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for contracted monitoring and maintenance services.

(b)	Revenues that are not pursuant to monthly contractual billings.

The Company uses MRR to evaluate BHS’ performance, and believes the presentation of MRR is useful to investors because the measure is widely used in the industry to assess the amount of recurring revenues from subscriber fees that a home security business produces.  This supplemental non-GAAP information should be reviewed in conjunction with the Company’s consolidated statements of operations.

Corporate Expense – The Brink’s Company

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2007	2006	change	2007	2006	change

Corporate expense	$14.3	13.9	3	36.8	36.1	2

Corporate expense was slightly higher in the third quarter and first nine months of 2007 compared to the same 2006 period.

Corporate expense includes $5.2 million of share-based compensation costs in the third quarter of 2007 and $6.3 million in the first nine months of 2007.  Share-based compensation costs recorded in corporate expense were $4.6 million in the third quarter of 2006 and $6.2 million in the first nine months of 2006.

The Company expects increased corporate expense during the fourth quarter of 2007 and possibly during the first half of 2008 due to initiatives by certain of its shareholders and the possibility that certain of its shareholders may initiate a proxy contest over board of director candidates to be elected at the 2008 annual meeting.

Former Operations – included in Continuing Operations

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2007	2006	change	2007	2006	change

Company-sponsored postretirement
benefits other than pensions	$0.9	2.9	(69)	3.3	10.2	(68)
Black lung	1.2	0.9	33	3.2	2.8	14
Pension	0.6	1.1	(45)	1.1	2.8	(61)
Administrative, legal and other
expenses, net	1.2	1.4	(14)	3.4	4.4	(23)
Gains on sales of property and
equipment and other income	(0.2)	(0.2)	-	(0.4)	(1.0)	(60)
	$3.7	6.1	(39)	10.6	19.2	(45)

Expenses from former operations decreased by 39% in the third quarter of 2007 and 45% in the first nine months of 2007 compared to the same periods last year primarily because postretirement benefit expenses were lower.  The amortization of unrecognized losses for postretirement benefit expense was lower as a result of the improved funded status of the plans stemming from favorable returns on assets and a reduction in the accumulated postretirement benefit obligations due to a higher discount rate as of the most recent measurement date (December 31, 2006).

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

The Company, from time to time, uses foreign currency forward contracts to hedge transactional risks associated with foreign currencies.  At September 30, 2007, no significant foreign currency forward contracts were outstanding.  Translation adjustments of net monetary assets and liabilities denominated in local currencies relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period.

No subsidiaries operated in highly inflationary economies for the nine months ending September 30, 2007 and 2006.  Brink’s Venezuelan subsidiaries were considered to be operating in a highly inflationary economy during 2002.  Since then, Venezuela’s economy has not been considered to be highly inflationary.  It is possible that Venezuela’s economy may be considered highly inflationary again at some time in the future.

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

Brink’s Venezuela is also subject to local laws and regulatory interpretations that determine the exchange rate at which repatriating dividends may be converted.  It is possible that Brink’s Venezuela may be subject to a less favorable exchange rate on dividend remittances in the future.  The Company’s reported U.S. dollar revenues, earnings and equity would be adversely affected if revenues and operating profits of Brink’s Venezuela were to be reported using a less favorable currency exchange rate.

The Company is also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, political instability, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects, if any, of these risks on the Company cannot be predicted.

Other Operating Income, Net

Other operating income, net, is a component of the operating segments’ previously discussed operating profits.

	Three Months				Nine Months
	Ended September 30,		%		Ended September 30,		%
(In millions)	2007	2006	change		2007	2006	change

Asset impairment charge	$(2.0)	-	NM		(2.1)	-	NM
Hurricane Katrina insurance
settlement gains	1.0	-	NM		3.3	-	NM
Share in earnings of equity affiliates	0.7	0.8	(13)		2.1	2.3	(9)
Royalty income	0.7	0.4	75		1.4	1.6	(13)
Foreign currency transaction losses, net	(3.2)	(0.2)	200	+	(4.8)	(1.0)	200 +
Gain (loss) on sale of operating
assets, net	0.3	0.3	-		0.9	0.1	200 +
Other	0.7	0.6	17		1.8	2.0	(10)
	$(1.8)	1.9	NM		2.6	5.0	(48)

Impairment losses of $2.0 million were recorded by Brink’s in the third quarter of 2007 related to operations in a European country.

Insurance settlement gains of $1.0 million were recorded during the third quarter of 2007 ($3.3 million for the first nine months of 2007) for final settlement of property damage and business interruption insurance claims related to Hurricane Katrina.

Nonoperating Income and Expense

Interest expense

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2007	2006	change	2007	2006	change

Interest expense	$2.5	3.7	(32)	8.0	10.0	(20)

Interest expense in the third quarter and first nine months of 2007 were lower than in the prior-year periods due to lower average debt levels.

Interest and other income (expense), net

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2007	2006	change	2007	2006	change

Interest income	$2.2	2.5	(12)	5.5	11.5	(52)
Dividend income from real
estate investment	0.1	1.9	(95)	0.6	4.7	(87)
Senior Notes prepayment
make-whole amount	-	-	-	-	(1.6)	(100)
Other	0.7	(0.4)	NM	0.6	(0.5)	NM
	$3.0	4.0	(25)	6.7	14.1	(52)

Interest income was lower in the 2007 periods due to lower levels of marketable securities in 2007 compared to 2006.  In 2006, the Company invested a portion of the proceeds from the sale of BAX Global in marketable securities.  Invested funds later decreased as funds were used to buy back common stock and for other purposes.

The Company does not anticipate receipt of substantial additional dividends on its real estate investment in 2007.  The Company made a $1.6 million make-whole payment associated with the prepayment of the Senior Notes on March 31, 2006.

Income Taxes

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Continuing operations
Provision for income taxes (in millions)	$27.3	24.9	74.0	64.7
Effective tax rate	44.7%	45.5%	40.5%	43.3%

Discontinued operations
Provision (benefit) for income taxes (in millions)	$-	(3.0)	(1.6)	210.2
Effective tax rate	-	NM	NM	35.2%

The effective income tax rate on continuing operations in the first nine months of 2007 was higher than the 35% U.S. statutory tax rate primarily due to a $6.1 million increase in the valuation allowances for non-U.S. jurisdictions and $2.4 million of state tax expense.  The Company establishes or reverses valuation allowances for non-U.S. deferred tax assets depending on all available information including historical and expected future operating performance of its subsidiaries.  Changes in judgment about the future realization of deferred tax assets could result in significant adjustments to the valuation allowances.

The effective income tax rate on continuing operations in the first nine months of 2006 was higher than the 35% U.S. statutory tax rate primarily due to $6.8 million in state tax expense and a $3.3 million net increase in the valuation allowance for non-U.S. deferred tax assets.

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

Included in the balance of unrecognized tax benefits at January 1, 2007, is $1.4 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during 2007.  This amount represents a possible decrease in unrecognized tax benefits related to state income tax audits, state settlement negotiations currently in progress and expiring statutes of limitation in various jurisdictions.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At January 1, 2007, the Company had $1.3 million accrued for the potential payment of interest and $0.2 million accrued for the potential payment of penalties.

There were no significant changes to unrecognized tax benefits or accrued interest and penalties during the first nine months of 2007.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  With a few exceptions, as of January 1, 2007, the Company was no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

Minority Interest

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2007	2006	change	2007	2006	change

Minority interest	$3.7	4.1	(10)	14.5	11.2	29

The increase in minority interest in the first nine months of 2007 compared to the prior-year period is primarily due to increases in the earnings of Brink’s Venezuelan and Colombian subsidiaries.

Discontinued Operations

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2007	2006	2007	2006

Brink’s United Kingdom domestic cash handling operations:
Gain on sale	$0.7	-	0.7	-
Results of operations (a)	(3.1)	(2.6)	(13.9)	(8.0)
BAX Global:
Gain on sale	-	(0.6)	-	587.7
Results of operations – January 2006	-	-	-	7.0
Adjustments to contingent liabilities of former operations	(1.7)	1.0	0.3	10.6
Income (loss) from discontinued operations before income taxes	(4.1)	(2.2)	(12.9)	597.3
Provision (benefit) for income taxes	-	(3.0)	(1.6)	210.2
Income (loss) from discontinued operations	$(4.1)	0.8	(11.3)	387.1
(a)
Revenues of Brink’s United Kingdom domestic cash handling operations were $5.8 million for the third quarter of 2007, $11.1 million for the third quarter of 2006, $28.9 million for the first nine months of 2007 and $33.5 million for the first nine months of 2006.

Brink’s United Kingdom domestic cash handling operations

During the third quarter, the Company sold Brink's United Kingdom domestic cash handling operations for $2.2 million in cash and recognized a $0.7 million gain on the sale.  The Company expects to recognize up to $2.2 million of income in discontinued operations during future periods as the assumption of certain contractual obligations by the buyer is completed. These operations recorded a $7.5 million impairment charge, primarily related to writing down leasehold improvements and vehicles to estimated fair value, during the second quarter of 2007 due to the loss of customers.  These operations have been reported as discontinued operations for all periods presented.

BAX Global

On January 31, 2006, the Company sold BAX Global for approximately $1 billion in cash.  As of September 30, 2006, the Company recorded a pretax gain of approximately $588 million ($376 million after tax) on the sale.  Through December 31, 2006, the pretax gain on sale was adjusted to $587 million ($375 million after tax) upon settlement of closing adjustments with the purchaser.  The Company has either retained or indemnified the purchaser for certain costs and contingencies including those for taxes and for a matter currently in litigation as discussed in “Contingent Matters.”  BAX Global’s results of operations have been reported as discontinued operations for all periods presented.

Other

The Company settled its withdrawal liabilities with two coal industry multi-employer pension plans and made final payments to the plans of $20.4 million in July 2006.  A pretax benefit of $9.9 million related to this settlement was recorded within discontinued operations during the second quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows before financing activities decreased by $625.6 million in the first nine months of 2007 as compared to the first nine months of 2006.  The decrease was primarily due to the receipt and use of proceeds from the sale of BAX Global in the first quarter of 2006.  In addition, the first nine months of 2007 included overall higher cash outflows for capital expenditures.

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

•	paid $60 million in the first quarter of 2006 to settle outstanding Senior Notes and significantly reduced other debt;
•	paid $67 million of its estimated 2006 U.S. income tax liability in the second, third and fourth quarters of 2006; and
•	paid $20 million in the third quarter of 2006 to settle obligations related to the withdrawal from two multi-employer pension plans of the former coal operations.

Summary of Cash Flow Information

	Nine Months
	Ended September 30,		$
(In millions)	2007	2006	change

Cash flows from operating activities:
Continuing operations:
Before contributions to U.S. pension plan and VEBA	$337.4	179.6	157.8
Contributions to U.S. pension plan and VEBA	(13.0)	(225.0)	212.0
Subtotal	324.4	(45.4)	369.8
Discontinued operations:
BAX Global	-	5.8	(5.8)
Brink’s United Kingdom domestic cash handling operations	(3.5)	(4.2)	0.7
Federal Black Lung Excise Tax refunds	-	15.1	(15.1)
Settlement of pension withdrawal liabilities	-	(20.4)	20.4
Other	-	(0.4)	0.4
Operating activities	320.9	(49.5)	370.4

Cash flows from investing activities:
Continuing operations:
Capital expenditures	(228.6)	(203.4)	(25.2)
Acquisitions	(11.3)	(12.4)	1.1
Proceeds from disposal of BAX Global (a)	-	1,010.5	(1,010.5)
Sales (purchases) of marketable securities, net	0.3	(25.7)	26.0
Other	8.3	2.5	5.8
Discontinued operations	0.3	(6.5)	6.8
Investing activities	(231.0)	765.0	(996.0)

Cash flows before financing activities	$89.9	715.5	(625.6)

(a)	Net of $90.3 million of cash held by BAX Global at the date of sale.

Operating Activities

Operating cash flows from continuing operations increased by $369.8 million in the first nine months of 2007 compared to the same period in 2006.  The largest factor in the improvement was the $225 million contribution to the VEBA in 2006 which was recorded as a component of operating activities.  Other factors in 2007 were improved operating performance, higher depreciation and amortization, lower working capital usage and lower cash paid for income taxes.

Operating cash flows from discontinued operations in the first nine months of 2006 included $15.1 million of Federal Black Lung Excise Tax (“FBLET”) refunds.  The Company paid $20.4 million in July 2006 to settle its withdrawal liabilities for two coal industry multi-employer pension plans.

Investing Activities

Cash flows from investing activities decreased by $996.0 million in the first nine months of 2007 versus the first nine months of 2006 primarily due to the receipt of proceeds of $1,010.5 million from the sale of BAX Global in 2006.  In addition, cash flows in the first nine months of 2007 decreased due to increased cash outflows for capital expenditures.

Capital expenditures were as follows:

	Nine Months
	Ended September 30,		$
(In millions)	2007	2006	change

Capital expenditures:
Brink’s	$93.2	79.8	13.4
BHS:
Security systems	124.9	112.4	12.5
Other	10.3	10.9	(0.6)
Corporate	0.2	0.3	(0.1)
Capital expenditures	$228.6	203.4	25.2

Capital expenditures for the first nine months of 2007 were $25.2 million higher than for the same period in 2006.  Brink’s capital expenditures in 2007 were primarily for new facilities, cash processing and security equipment, armored vehicles, and information technology.  BHS capital expenditures were slightly higher in 2007.  BHS capital expenditures in 2006 included $6.0 million for the development of the second monitoring facility in Knoxville.

Capital expenditures for the full-year 2007 are currently expected to range from $135 million to $145 million for Brink’s and $175 million to $185 million for BHS.  Capital expenditures for the full-year 2006 totaled $278 million.

Business Segment Cash Flows

The Company’s cash flows before financing activities for each of the operating segments are presented below.

	Nine Months
	Ended September 30,		$
(In millions)	2007	2006	change

Cash flows before financing activities
Business segments:
Brink’s	$103.0	53.3	49.7
BHS	49.0	21.6	27.4
Subtotal of business segments	152.0	74.9	77.1

Corporate and former operations:
Proceeds from disposal of BAX Global (a)	-	1,010.5	(1,010.5)
Contributions to U.S. pension plan and VEBA	(13.0)	(225.0)	212.0
Sales (purchases) of marketable securities, net	0.3	(25.7)	26.0
Other	(46.2)	(108.6)	62.4
Subtotal of continuing operations	93.1	726.1	(633.0)

Discontinued operations:
FBLET refund	-	15.1	(15.1)
Settlement of pension withdrawal liabilities	-	(20.4)	20.4
BAX Global	-	0.6	(0.6)
Brink’s United Kingdom domestic cash handling operations	(3.2)	(5.5)	2.3
Other	-	(0.4)	0.4
Cash flows before financing activities	$89.9	715.5	(625.6)
(a)       Net of $90.3 million of cash held by BAX Global at the date of sale.

Brink’s

Cash flows before financing activities in the first nine months of 2007 at Brink’s increased by $49.7 million primarily due to higher operating profit and less cash used for working capital needs as a result of improved receivable collections.  This increase was partially offset by higher capital expenditures compared to the same period in 2006.

BHS

The increase in BHS’ cash flows before financing activities is primarily due to higher cash flows from operations as a result of higher operating profit and lower growth in new installations.

Corporate and Former Operations

Other cash flows related to corporate and former operations improved in the first nine months of 2007 as a result of a decision to pay a majority of postretirement medical benefits using assets held by the VEBA beginning January 1, 2007, partially offset by a $13 million contribution made to the Company’s U.S. pension plan in September 2007.

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

Financing Activities

Summary of financing activities

	Nine Months
	Ended September 30,
(In millions)	2007	2006

Net repayments of debt:
Short-term debt	$(24.5)	(0.4)
Revolving Facility	(11.6)	(58.3)
Senior Notes	-	(76.7)
Other	1.2	(0.3)
Net repayments of debt	(34.9)	(135.7)
Repurchase of common stock of the Company	-	(618.5)
Dividends to:
Shareholders of the Company	(11.9)	(7.2)
Minority interests in subsidiaries	(6.9)	(8.8)
Proceeds from exercise of stock options and other	10.8	19.1
Discontinued operations, net	(14.8)	(3.5)
Cash flows from financing activities	$(57.7)	(754.6)

During the first nine months of 2006, the Company used $619 million to purchase shares of its common stock, including the purchase of 10,355,263 shares at $51.20 per share for a total of $530 million in a Dutch Auction self-tender offer completed on April 11, 2006.

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

On May 4, 2007, the board of directors authorized an increase in the Company’s regular dividend to an annual rate of $0.40 per share, up from an annual rate of $0.25 per share.  The Company paid dividends of $0.10 per share in both the second and third quarters and $0.0625 per share in the first quarter of 2007. On November 2, 2007, the board declared a regular quarterly dividend of $0.10 per share payable on December 3, 2007.  Future dividends are dependent on the earnings, financial condition, cash flow and business requirements of the Company, as determined by the board of directors.

Capitalization

The Company uses a combination of debt, leases and equity to capitalize its operations.

Reconciliation of Net Debt to GAAP measures

	September 30,	December 31,
(In millions)	2007	2006

Short-term debt	$10.6	33.4
Long-term debt	124.7	136.8
Debt	135.3	170.2
Less cash and cash equivalents	(175.4)	(137.2)
Net Debt (Cash) (a)	$(40.1)	33.0

(a)
Net Debt is a non-GAAP measure.  Net Debt is equal to short-term debt plus the current and noncurrent portion of long-term debt (“Debt” in the tables), less cash and cash equivalents.  The Company’s Net Debt was a negative amount at September 30, 2007, because its cash and cash equivalents balance exceeded its debt balance.

The supplemental Net Debt information is non-GAAP financial information that management believes is an important measure to evaluate the Company’s financial leverage.  This supplemental non-GAAP information does not affect any reported amounts, and should be reviewed in conjunction with the Company’s consolidated balance sheets.  The Company’s Net Debt position at September 30, 2007, as compared to December 31, 2006, improved primarily due to cash generated from operating activities.

Debt

The Company has an unsecured $400 million revolving bank credit facility with a syndicate of banks (the “Revolving Facility”).  The facility allows the Company to borrow (or otherwise satisfy credit needs) on a revolving basis over a five-year term ending in 2011.  As of September 30, 2007, $347.0 million was available under the revolving credit facility.

The Company also has an unsecured $150 million credit facility with a bank to provide letters of credit and other borrowing capacity over a five-year term ending in December 2009 (the “Letter of Credit Facility”).  As of September 30, 2007, $13.6 million was available under this Letter of Credit Facility.  The Revolving Facility and the multi-currency revolving credit facilities described below are also used for the issuance of letters of credit and bank guarantees.

The Company has three unsecured multi-currency revolving bank credit facilities with a total of $92.8 million in available credit, of which approximately $72.1 million was available at September 30, 2007.  When rates are favorable, the Company also borrows from other U.S. banks under short-term uncommitted agreements.  Various foreign subsidiaries maintain other secured and unsecured lines of credit and overdraft facilities with a number of banks. Amounts outstanding under these agreements are included in short-term borrowings.

The Company’s Brink’s and BHS subsidiaries guarantee the Revolving Facility and the Letter of Credit Facility.  The Revolving Facility, the Letter of Credit Facility and the multi-currency revolving bank credit facilities contain various financial and other covenants.  The financial covenants, among other things, limit the Company’s total indebtedness, limit asset sales, limit the use of proceeds from asset sales and provide for minimum coverage of interest costs.  The credit agreements do not provide for the acceleration of payments should the Company’s credit rating be reduced.  If the Company were not to comply with the terms of its various loan agreements, the repayment terms could be accelerated and the commitments could be withdrawn.  An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  The Company was in compliance with all financial covenants at September 30, 2007.

The Company believes it has adequate sources of liquidity to meet its near-term requirements.

Operating leases

The Company has made residual value guarantees of approximately $71.2 million at September 30, 2007, related to operating leases, principally for trucks and other vehicles.

Equity

At September 30, 2007, the Company had 100 million shares of common stock authorized and 48.5 million shares issued and outstanding.  Of the outstanding shares, 1.9 million shares held by The Brink’s Company Employee Benefits Trust (the “Employee Benefits Trust”) have been accounted for similarly to treasury stock for earnings per share purposes.

On September 14, 2007, the Company’s board of directors authorized the purchase of up to $100 million of the Company’s outstanding common shares.  The repurchase authorization does not have an expiration date and potential share repurchases will depend on a variety of factors.  The Company has not purchased any shares under this program.

Pursuant to the terms of the Non-Employee Directors’ Stock Option Plan, the directors were automatically granted options to purchase 44,000 common shares on July 1, 2007, with an exercise price of $61.99 per share.  Pursuant to the terms of the 2005 Equity Incentive Plan, Company employees were granted options to purchase 591,800 common shares on July 12, 2007, with an exercise price of $63.72 per share.  Under both plans, options are granted at a price not less than the average quoted market price on the date of grant.

The Company has the authority to issue up to 2.0 million shares of preferred stock, par value $10 per share.

On September 25, 2007, the “Expiration Date” occurred under the Amended and Restated Rights Agreement, dated as of September 1, 2003, between the Company and American Stock Transfer & Trust Company (successor to Equiserve Trust Company, N.A.), as amended by Amendment No. 1 thereto, dated September 25, 2006, between the Company and American Stock Transfer & Trust Company (the “Rights Agreement”). As a result, the Rights Agreement and the rights issued thereunder expired by their own terms and each share of common stock, par value $1.00 per share, of the Company no longer is accompanied by a right to purchase, under certain circumstances, one one-thousandth of a share of Series A Participating Cumulative Preferred Stock of the Company.  Prior to expiration, the Rights Agreement gave holders of common stock the right to purchase Series A Participating Cumulative Preferred Stock if, among other things, a third-party accumulated more than 15% of the voting rights of all outstanding common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations have activities in approximately 50 countries.  These operations expose the Company to a variety of market risks, including the effects of changes in interest rates, commodity prices and foreign currency exchange rates.  In addition, the Company consumes various commodities in the normal course of business, exposing it to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by the Company as an integral part of its overall risk management program. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency rate fluctuations in any one country may have on the Company’s consolidated results. The Company’s risk management program considers this favorable diversification effect as it measures the Company’s exposure to financial markets and, as appropriate, seeks to reduce the potentially adverse effects that the volatility of certain markets may have on its operating results. The Company has not had any material change in its market risk exposures in the nine months ended
September 30, 2007.

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-looking information

This document contains both historical and forward-looking information. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “may,” “should” and similar expressions may identify forward-looking information. Forward-looking information in this document includes, but is not limited to, statements regarding the Company’s tax position and underlying assumptions, future pension plan contributions, ongoing expenses and cash outflows related to former coal operations, expected operating profit margins at Brink’s, the active efforts to improve performance in underperforming operations with possible accompanying short term charges and their potential effect on operating margins in EMEA, cash handling services expected to be performed by Brink’s in Venezuela, with associated costs and revenues, the expansion of BHS’ commercial subscriber base, changes in the disconnect rate at BHS, expected sales, profit and subscriber growth at BHS, expected corporate, administrative, legal and other expenses, the assumption of certain contractual obligations by the buyer of Brink’s United Kingdom domestic cash handling operations, the receipt of dividends from a real estate investment, the adequacy of the Company’s sources of liquidity, the outcome of the issue relating to the non-payment of customs duties and value-added tax by a non-U.S. subsidiary of Brink’s, the Company’s anticipated effective tax rate for 2007, estimated capital expenditures for 2007, the possibility that Venezuela may be considered highly inflationary again, the possibility that Brink’s Venezuela may be subject to less favorable exchange rates on dividend remittances, and the outcome of pending litigation, involve forward-looking information.  This forward looking information is subject to known and unknown risks, uncertainties, and contingencies, which could cause actual results, performance or achievements to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond the control of the Company, include, but are not limited to, strategic initiatives and acquisition opportunities, the Company’s future tax position, decisions by the Company’s Board of Directors, the willingness of Brink’s and BHS customers to absorb future price increases and the actions of competitors, Brink’s ability to adjust operationally to the loss of a customer in Australia, the implementation and impact of actions to reduce costs in EMEA, the assumption of certain contractual obligations by the buyer of Brink’s United Kingdom domestic cash handling operations, Brink’s ability to perform anticipated cash handling services in Venezuela successfully and without operational issues, the financial condition of insurers, the return to profitability of operations in jurisdictions where the Company has recorded valuation adjustments, Brink’s ability to cost effectively match customer demand with appropriate resources, Brink’s loss experience, changes in insurance costs, Brink’s ability to integrate recent acquisitions, the performance of Brink’s EMEA operations and the effect of recent and possible future restructuring efforts, the input of governmental authorities regarding the non-payment of customs duties and value-added tax, the stability of the Venezuelan economy and changes in Venezuelan policy regarding exchange rates for dividend remittances, changes in the level of household moves, the level of home sales or new home construction, potential instability in housing credit markets, BHS’ ability to maintain subscriber growth, the willingness of police departments to respond to alarms, the willingness of BHS’ customers to pay for private response personnel or other alternatives to police responses to alarms, estimated reconnection experience at BHS, corporate expenses due to shareholder initiatives, the satisfaction or waiver of limitations on the use of proceeds contained in various of the Company’s financing arrangements, the funding and benefit levels of multi-employer plans and pension plans, actual medical and legal expenses relating to benefits, changes in inflation rates (including medical inflation) and interest rates, changes in mortality and morbidity assumptions, acquisitions and dispositions made by the Company in the future, the demand for capital by the Company and the availability and cost of such capital, the cash, debt and tax position and growth needs of the Company, the funding level of and accounting for the VEBA and the VEBA’s investment performance, whether the Company’s assets or the VEBA’s assets are used to pay benefits, discovery of new facts relating to civil suits, the addition of claims or changes in relief sought by adverse parties, changes in the scope or method of remediation or monitoring, the nature of the Company’s hedging relationships, the financial performance of the Company, costs associated with the purchase and implementation of cash processing and security equipment, information technology costs and costs associated with ongoing contractual obligations, utilization of third-party advisors and the ability of the Company to hire and retain corporate staff, overall economic, political, social and business conditions, seasonality, foreign currency exchange rates, capital markets performance, changes in estimates and assumptions underlying the Company’s critical accounting policies, anticipated return on assets, projections regarding the number of participants in and beneficiaries of the Company’s employee and retiree benefit plans, inflation, the promulgation and adoption of new accounting standards and interpretations, mandatory or voluntary pension plan contributions, the impact of continuing initiatives to control costs and increase profitability, pricing and other competitive industry factors, labor relations, fuel and copper prices, new government regulations and interpretations of existing regulations, legislative initiatives, judicial decisions, variations in costs or expenses and the ability of counterparties to perform.  The information included in this document is representative only as of the date of this document, and The Brink’s Company undertakes no obligation to update any information contained in this document.

Part II - Other Information

Item 1.  Legal Proceedings.

In September 2007, Brink’s reached a settlement agreement with the California Air Resources Board, a department of the California Environmental Protection Agency (“ARB”), pertaining to Brink’s alleged failure in 2005 and 2006 to perform annual smoke opacity testing on Brink’s California-based heavy-duty vehicle fleet.  Pursuant to the settlement agreement, the ARB agreed to release Brink’s from any and all claims related to the alleged violations of the ARB’s regulations in exchange for Brink’s agreeing (i) to pay $147,000 to the California Air Pollution Control Fund, (ii) to comply with the smoke inspection program for as long as the program is in effect, (iii) to require all fleet staff responsible for compliance with the ARB’s regulations to attend classes conducted by the California Counsel on Diesel Education and Technology, (iv) to provide to the ARB all smoke inspection records for 2007 through 2009 and (v) to label engines properly to ensure compliance with the engine emissions certification program regulations.

Item 6.	Exhibits.

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

THE BRINK’S COMPANY

November 2, 2007	By: /s/ Robert T. Ritter
Robert T. Ritter
(Vice President -
Chief Financial Officer)
(principal financial and
accounting officer)