Form 10-K
period 2007-12-31
BRINKS CO
filed 2008-02-27
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 2007

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
Yes ☐   No  ☒

As of February 22, 2008, there were issued and outstanding 48,056,236 shares of common stock.  The aggregate market value of shares of common stock held by nonaffiliates as of June 30, 2007, was $2,557,760,646.

Documents incorporated by reference:  Part III incorporates information by reference from portions of the Registrant’s definitive 2008 Proxy Statement to be filed pursuant to Regulation 14A.

THE BRINK’S COMPANY

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

PART I

ITEM 1.  BUSINESS

The Brink’s Company
The Brink’s Company (the “Company”) conducts business in the security industry through two wholly owned subsidiaries:  Brink’s, Incorporated (“Brink’s”) and Brink’s Home Security, Inc. (“BHS”).  We employ approximately 57,500 people, with approximately 53,900 at Brink’s and 3,600 at BHS.

Over the past several years, the Company has changed from a conglomerate (with operations in the security, heavy-weight freight transportation, coal and other natural resource industries) into a company focused solely on the security industry.

On February 25, 2008, the board of directors approved a strategic decision to spin-off BHS in a tax-free stock distribution to the shareholders of the Company.   Immediately after the spin-off, BHS will be owned directly by the shareholders receiving shares in the distribution.  In addition, these shareholders will retain their shares in the Company, whose operations will consist primarily of Brink’s, its secure transportation and cash management services unit.  The distribution, which is expected to be completed in the fourth quarter of 2008, is subject to a number of customary conditions, including execution of appropriate inter-company agreements, filing of required documents with the Securities and Exchange Commission and receipt of an opinion of counsel or a private letter ruling from the Internal Revenue Service that the spin-off will be tax-free to the Company’s shareholders.

Total revenues were $3.2 billion and segment operating profit was $337.5 million in 2007.  Of these amounts, Brink’s generated $2.7 billion in revenues and $223 million of operating profit.  BHS had revenues of $484 million and operating profit of $114 million.

Financial information related to The Brink’s Company, our two operating segments (Brink’s and BHS), and former operations is included in the consolidated financial statements on pages 76 – 80 and in notes to consolidated financial statements on pages 81 – 118.

A significant portion of our business (approximately 57% of revenue) is conducted outside North America.  Our financial results are reported in U.S. dollars and are affected by fluctuations in the relative value of foreign currencies.  Our business is also subject to other risks customarily associated with operating in foreign countries including changing labor and economic conditions, political instability, restrictions on repatriation of earnings and capital, as well as nationalization, expropriation and other forms of restrictive government actions.  The future effects of these risks cannot be predicted.

We continue to have significant liabilities associated with our former coal business, a substantial portion of which has been funded with cash contributions to a Voluntary Employees’ Beneficiary Association trust (“VEBA”).  For more information on these liabilities and the VEBA, see pages 41 – 44.

Additional risk factors are described on pages 15 – 18.

Available Information and Corporate Governance Documents
The following items are available free of charge on our website (www.brinkscompany.com) as soon as reasonably possible after filing or furnishing them with the Securities and Exchange Commission:
•	Annual reports on Form 10-K
•	Quarterly reports on Form 10-Q
•	Current reports on Form 8-K and amendments to those reports

In addition, the following documents are also available free of charge on our website:
•	Corporate governance policies
•	Business Code of Ethics
•	The charters of the following Board Committees: Audit and Ethics, Compensation and Benefits, and Corporate Governance, Nominating and Management Development.

Printed versions of these items will be mailed free of charge to shareholders upon request.  Such requests can be made by contacting the Corporate Secretary at 1801 Bayberry Court, P. O. Box 18100, Richmond, Virginia 23226-8100.

Brink’s, Incorporated (“Brink’s”)
Executive Summary
Brink’s is a leading provider of secure transportation, cash logistics and other security-related services to banks and financial institutions, retailers, government agencies, mints, jewelers and other commercial operations around the world.  Brink’s international network serves customers in more than 50 countries and employs approximately 53,900 people.  Our operations include approximately 800 facilities and 9,100 vehicles.  We believe Brink’s brand, global infrastructure and logistics expertise are important competitive advantages.

Brink’s 2007 operating profit was $223 million on revenues of $2.7 billion, resulting in an operating profit margin of 8.2%.

General
Brink’s is the oldest and largest secure transportation and cash logistics company in the U.S., and is a market leader in many other countries.  Reported revenues and operating profit are disclosed as “North America” and “International” operations.

North American operations has 182 branches in the U.S. and 55 branches in Canada.  North American operations generated 2007 revenues of $886.3 million (32% of Brink’s total revenues) and operating profit of $70.4 million (32% of Brink’s total operating profit).

International operations has three regions:  Europe, Middle East, and Africa (“EMEA”), Latin America and Asia Pacific.  On a combined basis, International operations generated 2007 revenues of $1.8 billion (68% of Brink’s total revenues) and operating profit of $152.9 million (68% of total Brink’s operating profit).  Over the past three years, Brink’s has acquired security operations in numerous countries in EMEA and Latin America.

Brink’s EMEA, which generated $1.2 billion or 44% of Brink’s total 2007 revenues, operates 249 branches in 21 countries.  Its largest operations are in France, the Netherlands and Germany.  In 2007, France accounted for $629 million or 53% of EMEA revenues (23% of total Brink’s revenues).

Brink’s Latin America, which generated $594 million or 22% of Brink’s total 2007 revenues, operates 211 branches in 7 countries.  Its largest operations are in Venezuela, Brazil and Colombia.  In 2007, Venezuela accounted for $225 million or 38% of Latin American revenues (8% of total Brink’s revenues).

Brink’s Asia-Pacific operates 32 branches in 9 countries, and accounted for $63 million or 2% of total Brink’s 2007 revenues.

In 2007, Brink’s operations in France, Venezuela, Brazil, the Netherlands, Colombia and Germany accounted for $1,303 million or 70% of Brink’s revenues from International operations (48% of total Brink’s revenues).

(In millions)	2007	% total	% change	2006	% total	% change	2005	% total	% change

Revenues by region:
North America	$886.3	32	7	$830.0	35	7	$778.2	37	6

EMEA:
France	628.8	23	15	546.5	23	8	508.1	24	9
Other	562.7	21	23	456.6	20	14	400.3	19	23
Total	1,191.5	44	19	1,003.1	43	10	908.4	43	15

Latin America:
Venezuela	224.9	8	31	171.7	7	33	129.0	6	15
Other	369.3	14	31	282.5	12	25	226.1	11	18
Total	594.2	22	31	454.2	19	28	355.1	17	17

Asia Pacific	62.6	2	(7)	67.0	3	(6)	71.6	3	5
Total International	1,848.3	68	21	1,524.3	65	14	1,335.1	63	15
Total Revenues	$2,734.6	100	16	$2,354.3	100	11	$2,113.3	100	11

Brink’s ownership interests in subsidiaries and affiliated companies ranged from 10% to 100% at December 31, 2007.  In some instances, local laws limit the extent of Brink’s ownership interest.

Growth Strategy
Over the past several years we have expanded the Brink’s business largely through internal growth which has been supplemented by acquisitions.  For example, the growth in revenue in the last three years from existing operations and acquisitions is as follows:

(In percentages)	2007	2006	2005

Organic (a)	15%	9%	6%
Acquisitions	1%	2%	5%
(a)	Including the effects of changes in currency exchange rates. See reconciliation of non-GAAP measure on pages 33 and 35.

We intend to continue to pursue growth through acquisitions as long as we are able to acquire businesses that meet our internal metrics for projected growth, profitability and return on investment.  We are interested in growth in both new and existing markets and in both core and value-added services.  Although there are risks and start-up expenses when entering new markets, we believe that growth through a combination of organic and acquisition is the best long-term strategy.

Services
Our primary services include:
•	Cash-in-transit (“CIT”) armored car transportation
•	Automated teller machine (“ATM”) replenishment and servicing
•	Global Services – arranging secure long-distance transportation of valuables
•	Cash Logistics – supply chain management of cash
•	Guarding services, including airport security
•	Secure Data Solutions – transporting, storing and destroying sensitive information

Brink’s typically provides individualized services under separate contracts designed to meet the distinct needs of our customers.  Contracts usually cover an initial term of at least one year, and in many cases, multiple years, and generally remain in effect thereafter until canceled by either party.

Core Services
CIT and ATM Services are core services we provide to customers throughout the world.

CIT  We have been servicing customers since 1859.  Our success in CIT is driven by a combination of rigorous security practices, high quality customer service, risk management expertise and logistics expertise.  CIT services generally include the secure transportation of:
•	cash between businesses and banks
•	cash, securities and other valuables between commercial banks, central banks, and investment banking and brokerage firms
•	new currency, coins and precious metals for central banks

ATM Services  Brink’s manages nearly 72,000 ATM units worldwide for banks and other cash dispensing operators.  We provide cash replenishment, cash monitoring and forecasting capabilities, deposit pick-up and processing services.  Advanced online tools deliver consolidated electronic reports for simplified reconciliation.

Value-Added Services
Our core services, combined with our brand and global infrastructure, provide a substantial platform from which we offer additional value-added services to our customers.

Global Services  With operations spanning approximately 50 countries, Brink’s is a leading global provider of secure long-distance logistics for valuables including diamonds, jewelry, precious metals, securities, currency, high-tech devices, electronics and pharmaceuticals.  We typically employ a combination of armored car and secure air transportation to leverage our extensive global network.  Our specialized diamond and jewelry operation has offices in the major diamond and jewelry centers of the world.

Cash Logistics  Brink’s offers a fully integrated approach to managing the supply chain of cash, from point-of-sale through transport, vaulting and bank deposit and related credit.  Cash Logistics services include:
•	money processing and cash management services
•	deploying and servicing safes and safe control devices, including our patented CompuSafe® service
•	integrated check and cash processing services (“Virtual Vault”)
•	check imaging services

Money processing services include counting, sorting and wrapping currency.  Other currency management services include cashier balancing, checking for counterfeit currency, account consolidation and electronic reporting.  Retail and bank customers use Brink’s to count and reconcile coins and currency in a secure environment, to prepare bank deposit information, and to replenish coins and currency in specific denominations.

Brink’s offers a variety of advanced technology applications including online cash tracking, cash inventory management, check imaging for real-time deposit processing, and a variety of other web-based information tools that enable banks and other customers to reduce costs while improving service.

CompuSafe® service offers customers an integrated, closed-loop system for preventing theft and managing cash.  We market CompuSafe® services to a variety of cash-intensive customers such as convenience stores, gas stations, restaurants, retail chains and entertainment venues.  Our service includes the installation of a specialized safe in the customer’s facility.  The customer’s employees deposit currency into the safe’s cassettes, which can only be removed by Brink’s personnel.  Upon removal, the cassettes are transported to a secure location where contents are verified and transferred for deposit.  For added security and ease of use, our CompuSafe® service system features currency-recognition technology, multi-language touch screens and electronic interface between point-of-sale and back-office systems.

Virtual Vault services combine CIT, Cash Logistics, vaulting and electronic reporting technologies to help banks expand into new markets while minimizing investment in vaults and branch facilities.  In addition to secure storage, we process deposits, provide check imaging and reconciliation services, and electronically transmit debits and credits.

We believe the quality and scope of our cash processing and information systems differentiate our Cash Logistics services from competitive offerings.

In 2007, Cash Logistics generated $434 million (16% of Brink’s revenues).  This figure includes coin and currency processing.

Other Security Services
Security and Guarding  We protect airports, offices, warehouses, stores, and public venues with electronic surveillance, access control, fire prevention and highly trained patrolling personnel.  Our guarding services are generally offered in European markets including France, Germany, Luxembourg and Greece.  A significant portion of this business involves long-term contracts related primarily to guarding services at airports.  Generally, other guarding contracts are for a one-year period, the majority of which are extended.  Our security officers are typically stationed at customer sites, and responsibilities include detecting and deterring specific security threats.

Secure Data Solutions  Our CIT, Global Services and document destruction services provide secure transportation, storage and shredding services for confidential records, back-up data tapes, product overruns and other sensitive information and media.

Industry and Competition
Brink’s competes with large multinational, regional and smaller companies throughout the world.  Our largest multinational competitors are Group 4 Securicor plc (headquartered in the U.K.), Securitas AB (Sweden), Prosegur, Compania de Seguridad, S.A. (Spain) and Garda World Security Corporation (Canada).

We believe the primary factors in attracting and retaining customers are security expertise, service quality and price.  We believe our competitive advantages include:
•	brand name recognition
•	reputation for a high level of service and security
•	proprietary cash processing and information systems
•	high-quality insurance coverage and general financial strength
•	risk management capabilities
•	global infrastructure and customer base

We believe our cost structure is generally competitive, although certain competitors may have lower costs due to a variety of factors including lower wages, less costly employee benefits, or less stringent security and service standards.

Although Brink’s faces competitive pricing pressure in many markets, we resist competing on price alone.  We believe our high levels of service and security differentiate us from competitors.

The availability of high-quality and reliable insurance coverage is an important factor in our ability to attract and retain customers and to manage the risks inherent in our business.  Brink’s is self-insured for much of the liability related to potential losses of cash or valuables while such items are in our possession.  However, we purchase insurance coverage for losses in excess of what we consider to be prudent levels of self insurance.  Our insurance policies cover losses from most causes, with the exception of war, nuclear risk and certain other exclusions typical in such policies.

Insurance for security is provided by different groups of underwriters at negotiated rates and terms.  Premiums fluctuate depending on market conditions.  The security loss experience of Brink’s and, to a limited extent, other armored carriers affects our premium rates.

Revenues are generated from charges per service performed or based on the value of goods transported.  As a result, revenues are affected by the level of economic activity in our various markets as well as the volume of business for specific customers.  Contracts generally run for a period of one year.  Costs are incurred in preparing to service a new customer or to transition away from an existing customer.  Our operating profit is generally stronger in the second half of the year, particularly in the fourth quarter, as economic activity is stronger during this period.

Service Mark and Patents
BRINKS is a registered service mark in the U.S. and certain foreign countries.  The BRINKS mark, name and related marks are of material significance to our business.  We own patents expiring in 2008 and 2009 for certain coin sorting and counting machines.  We also own patents for safes, including our integrated CompuSafe® service, that expire between 2015 and 2018.  These patents provide important advantages to Brink’s.  However, Brink’s operations are not dependent on the existence of these patents.

We have entered into certain agreements to license the Brink’s and the Brink’s Home Security names.  Examples include licenses to distributors of security products (padlocks, door hardware, etc.) offered for sale to consumers through major retail chains.

Government Regulation
Our U.S. operations are subject to regulation by the U.S. Department of Transportation with respect to safety of operations, equipment and financial responsibility.  Intrastate operations in the U.S. are subject to state regulation.  Intraprovince operations in Canada are subject to federal and provincial regulations.  Brink’s International operations are regulated to varying degrees by the countries in which they operate.

Employee Relations
At December 31, 2007, Brink’s and its subsidiaries had approximately 53,900 employees, including 11,500 employees in North America (of whom 1,800 were classified as part-time employees) and 42,400 employees outside North America.  At  December 31, 2007, Brink’s was a party to 11 collective bargaining agreements in North America with various local unions covering approximately 2,200 employees, almost all of whom are employees in Canada and members of unions affiliated with the International Brotherhood of Teamsters.  Two agreements will expire in 2008 and are expected to be renegotiated.  The remaining agreements have various expiration dates after 2008 and extending through 2011.  Outside of North America, approximately 63% of branch employees are members of labor or employee organizations.  We believe our employee relations are satisfactory.

Brink’s Home Security
Executive Summary
Brink’s Home Security (“BHS”) markets, installs, services and monitors security alarm systems for approximately 1.2 million customers throughout North America, covering more than 250 metropolitan areas in all 50 states and two Canadian provinces.  Based on revenues, we believe BHS is the second largest provider of security alarm monitoring services for residential and commercial properties in North America.  Our primary customers are residents of single-family homes, which comprise more than 90% of our subscriber base.  New home construction is a relatively small market for BHS, accounting for approximately 7% of new subscribers in 2007 and approximately 6% of our total customer base.  Our small but growing presence in the commercial market includes more than 58,000 business customers, about 5% of our total customer base.

In 2007, BHS reported operating profit of $114 million on revenues of $484 million, resulting in an operating profit margin of 24%.  At the end of 2007, our monthly recurring revenue (“MRR”) was $37.2 million.  See reconciliation of non-GAAP measure on page 40.

Revenue
(In millions)
$310
$346
$392
$439
$484
2003
2004
2005
2006
2007

Operating Profit
(In millions)
$71
$81
$87
$100
$114
2003
2004
2005
2006
2007

Subscriber Growth
(In percentages)
8.7
10.5
10.6
10.4
8.8
2003
2004
2005
2006
2007

Monthly Recurring Revenue
(In millions)
$23
$26
$29
$33
$37
2003
2004
2005
2006
2007

General
BHS monitors signals originating from our alarm systems, which can be designed to detect intrusion, fire (heat and smoke), medical and environmental conditions.  A typical BHS security system consists of sensors (both hardwired and wireless) and other devices that are installed at a subscriber's home or commercial location. When an alarm is triggered, a signal is sent to an operator at one of our two monitoring stations.  Signals can be originated over standard telephone lines, Digital Subscriber Lines (“DSL”), wireless services, fiber telephony, and Voice over Internet Protocol (“VoIP”).  Wireless devices can serve as the primary method of alarm communication or as a backup to land-line telephone services.

Monitoring services and a large portion of maintenance services are generally governed by three-year contracts with automatic renewal provisions on an annual basis after the initial term has expired.  More than 50% of new customers purchase extended service protection that covers most repair costs.

For the last several years, BHS’ average up-front cash investment per installation, including amounts expensed and capitalized, has ranged between $1,250 and $1,450.  This amount excludes customer down payments, which generally range between $280 and $340 per site.  Including these payments, our net cost per new installation in 2007 was approximately $1,100.  Our cash break-even point per site is reached in less than 4 years after installation.

Monitoring Facilities
Our monitoring facilities are located in Irving, Texas, and Knoxville, Tennessee.  Both facilities hold Underwriters’ Laboratories (“UL”) listings as protective signaling services stations.  UL specifications for monitoring centers cover building integrity, back-up computer and power systems, staffing and standard operating procedures.  Many jurisdictions have laws requiring that security alarms for certain buildings be monitored by UL-listed facilities.  In addition, a UL listing is required by insurers of certain commercial customers as a condition of coverage.

Our monitoring facilities operate 24 hours a day on a year-round basis.  The facilities employ communications and computer systems that route incoming alarm signals to the next available operator in either facility.  Operators use a customized computer system to determine the nature of the alarm signal and to identify the customer by name and location.  Our system automatically processes non-emergency administrative signals, which can be generated by a variety of conditions including test signals, low batteries, and the intentional or unintentional arming and disarming of sites by customers.  Depending upon the type of service specified by the customer contract, operators respond to emergency-related alarms by calling the customer by phone and relaying information to local fire or police departments.  Other actions may be taken as appropriate.

In the event of an emergency at one of our two monitoring facilities (i.e., fire, tornado, major interruption in telephone or computer service, or any other event affecting the functionality of the facility), all monitoring operations can be absorbed by the other facility.  If additional operators are required in an emergency situation, employees assigned to other departments at each facility are cross-trained to handle monitoring signals.

Marketing and Sales
BHS markets its alarm systems primarily through television, direct mail, yellow pages and internet advertising, alliances with other service companies, inbound telemarketing and field sales employees.  Our “direct response” marketing efforts are designed to direct telephone calls and internet traffic into our centralized inbound telemarketing sales group.  Sales are closed by this group or by field personnel at on-site consultations with prospective customers.

Branch Operations
Most of our security systems are installed and serviced by BHS technicians.  Subcontractors are occasionally used in some markets if demand exceeds internal staffing levels.  Each branch provides sales, installation and service support for a market area defined by specific zip codes.

Our technical staff operates in 68 branch locations, which also provide space for the field sales force.  Branch offices are staffed to handle a steady flow of sales opportunities, installations and service calls.  We coordinate staffing of sales and technical personnel at individual branch locations, based on near-term activity forecasts for each market.

BHS does not manufacture the equipment used in its security systems.  Equipment is purchased from a limited number of suppliers and distributors.  We maintain minimal inventories of equipment at each branch office.  Certain key items are maintained as safety stock by third-party distributors to cover minor supply chain disruptions.  We do not anticipate any major interruptions in our supply chain.

Dealers
To expand geographic coverage and leverage national advertising, BHS has an authorized dealer program.  In 2007, the dealer program accounted for 20% of new customer installations and 11% of the subscriber base.  At year-end, approximately 150 dealers covering all 50 states were authorized to participate in the program.  Dealers install equipment and initiate service for both residential and commercial customers.  All BHS dealers are required to install the same type of equipment installed by our branches and are required to adhere to the same quality standards.

BHS purchases security system installations and related monitoring contracts from its dealers.  We conduct thorough due diligence on each dealer to ensure reliability and consistently high-quality installations.  Subscribers secured by our dealers are geographically diversified and are primarily single-family homeowners.  Approximately 6% of 2007 dealer installations were in commercial businesses.

BHS typically has a right of first refusal to purchase sites and related customer relationships sold by authorized dealers.  Subscriber contracts are typically three years in duration and generally have automatic renewal provisions.  If a contract is canceled during an initial guarantee period, the dealer must compensate BHS for the lost revenue stream by either replacing the site and contract or by refunding the purchase price.  To help ensure the dealers’ obligations, we typically withhold a portion of the purchase price for each site and contract that we purchase.

We provide dealers with a full range of services designed to assist them in all aspects of their business including forwarding sales opportunities, sales training, detailed weekly account summaries, sales support materials, and discounts on security system hardware and installation supplies purchased through our third-party distributor.  We also provide comprehensive on-line account access.

Brink’s Home Technologies
To supplement our branch operations and dealer programs, we also obtain residential subscribers through our Brink's Home Technologies (“BHT”) division.  Working directly with major national, regional and local home builders, BHT markets and installs residential security systems, as well as a variety of low-voltage security, home networking, communications and entertainment options, into homes under construction.  BHT currently does business with all of the top 10 and 15 of the top 20 residential home builders in the U.S.

The BHT activation process consists of three phases:
•	Early construction wiring for security systems and potential non-security-low voltage applications in certain markets.
•	Installation of systems equipment near the end of construction.
•	Activation of security service contracts.

In 2007, BHT accounted for 7% of new BHS subscribers.  BHT operations are currently conducted in 22 markets located in most regions of the U.S.

Brink’s Business Security (Commercial)
BHS also installs and monitors commercial security systems.  Expansion of our commercial customer base is a significant growth opportunity.  In addition to the typical intrusion detection offerings, products and services currently offered to commercial customers include installation of non-monitored closed circuit television (“CCTV”) systems, enhanced event reporting and in selected markets where applicable certifications and licenses have been obtained, commercial-grade fire detection systems.  We are continuing to develop additional capabilities in commercial security, including installation of access control systems.  Commercial installation volume grew approximately 12% in 2007.  Commercial customers represented approximately 5% of subscribers at year-end and 8% of new customer installations in 2007.

Multifamily
BHS provides monitored security to owners and managers of multifamily apartment and condominium complexes, who then offer monitoring security service to tenants.  Installations are handled by subcontractors or our branch network.  At year-end, multifamily customers represented approximately 2% of total subscribers.  We are no longer actively pursuing installation growth in this market segment.

Customer Care
We strive to maintain high levels of customer satisfaction and retention by directly controlling customer and technical service. Customer care specialists answer non-emergency telephone calls regarding service, billing and alarm activation issues.  Our two monitoring centers provide telephone and internet coverage 24 hours a day on a year-round basis.  To ensure that technical service requests are handled promptly and professionally, all requests are routed through our customer contact center. Customer care specialists help customers resolve minor service and operating issues related to security systems.  In many cases, the customer care specialist is able to remotely resolve technical issues.  When an issue is not able to be resolved by the customer contact center, our specialists schedule a field technician service appointment during the same phone call.

BHS employees are trained to provide high-quality service through prompt handling of calls and quick resolution of most subscriber issues. We use a customized information system that quickly and accurately provides our customer care specialists with technical and administrative information regarding customers and their security systems, including detailed account and site history.  This system enables BHS to resolve most customer issues in one telephone call.  Our emphasis on customer service results in fewer false alarms, more satisfied customers, and longer retention rates.

Customer Retention
The annual customer disconnect rate at BHS was 7.0% in 2007, and has ranged between 6.4% and 7.2% over the last five years.  Our success in retaining customers is driven in part by our discipline in accepting new customers with generally stronger credit backgrounds, and by providing high-quality equipment, installation, monitoring, and customer service.   Additionally, in order to enhance customer service and customer loyalty, our system control panel and keypads are designed to be user-friendly and to minimize false alarms.

Our disconnect rates are typically higher in the second and third calendar quarters of the year because of the normal increase in residential moves during summer months.  More than 50% of annual gross disconnect activity is caused by household and business relocations. Another 20% to 30% of disconnects occur for financial reasons (including accounts disconnected for non-payment).

The strength of our economic model is highly dependent on customer retention, and we believe that the reductions achieved in our annual disconnect rate have strengthened our economic returns.  We do not expect disconnects rates to increase or decline materially in the foreseeable future.

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

Industry and Competition
According to industry estimates, the market for electronic security system sales, leasing, installation, monitoring and service was approximately $30 billion in 2006.  Factors driving industry growth include heightened security awareness, demographic changes, an increase in dual income households, and higher capital spending by businesses.

BHS competes in most major metropolitan markets in the U.S. and several markets in western Canada through branch and dealer operations.  The monitored security alarm industry has many competitors including more than 14,000 local and regional companies, the vast majority of which generate annual revenue of less than $500,000.   We believe our primary competitors with national scope include:
•	ADT Security Services, Inc., a part of Tyco International, Ltd.
•	Protection One, Inc.
•	Monitronics International, Inc.

BHS is generally recognized as the second largest provider (behind ADT Security Services) of monitored security services to residential and commercial properties in North America.  Our key competitive advantages include brand name recognition and service quality.

Success in this market depends on a variety of factors including company reputation, market visibility, service quality, product quality, price and the ability to identify and solicit prospective customers.  There is substantial competitive pressure on installation fees.  Several significant competitors offer installation prices that match or are lower than our prices.  Other competitors charge significantly more for installation but, in many cases, less for monitoring.  Competitive pressure on monitoring and service rates is significant.  We believe that the monitoring and service rates offered by BHS are generally comparable to rates offered by other major security companies.

Government Regulation and Other Regulatory Matters
Our U.S. operations are subject to various federal, state and local consumer protection laws, licensing laws, and other laws and regulations.  Most states have licensing laws that apply specifically to the alarm industry.  In certain jurisdictions, BHS must obtain licenses or permits in order to comply with standards governing employee selection, training and business conduct.

Our business relies primarily on the use of standard wire telephone service to transmit alarm signals.  Wire telephone companies, the cost of telephone lines, and the type of equipment used in telephone line transmission are regulated by the federal and state governments.  The Federal Communications Commission and state public utilities commissions regulate the operation and use of wireless telephone and radio frequencies.

Our advertising and sales practices are regulated by the U.S. Federal Trade Commission and state consumer protection laws. In addition, BHS is subject to certain administrative requirements and laws of the jurisdictions in which we operate.  These laws and regulations include restrictions on the manner in which we promote the sale of our security alarm services and require us to provide purchasers of our services with rescission rights.

Our Canadian operations are subject to the national laws of Canada, and local laws of British Columbia and Alberta.

Some local government authorities have adopted or are considering various measures aimed at reducing false alarms. Such measures include requiring permits for individual alarm systems; revoking such permits following a specified number of false alarms; imposing fines on alarm customers or alarm monitoring companies for false alarms; limiting the number of times police will respond to alarms at a particular location after a specified number of false alarms; and requiring additional verification of an alarm signal before the police response.

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

Employees
BHS employs approximately 3,600 people, none of whom are currently covered by a collective bargaining agreement.  We believe our employee relations are satisfactory.

DISCONTINUED OPERATIONS
Former Coal Business
The Company has significant liabilities and expenses related to postretirement medical plans and black lung benefits of our former coal operations.  The Company established a Voluntary Employees’ Beneficiary Associate trust (“VEBA”) to finance its postretirement medical plan obligations. The Company expects to have ongoing expense and cash outflow for these liabilities.  See notes 4, 17 and 21 to the consolidated financial statements.

ITEM 1A.  RISK FACTORS

The Brink’s Company is exposed to risk in the operation of its businesses.  Some of these risks are common to all companies doing business in the industries in which we operate and some are unique to The Brink’s Company.  In addition, there are risks associated with investing in the common stock of The Brink’s Company.  These risk factors should be considered carefully when evaluating the company and its businesses.

We may not be able to complete the tax-free stock distribution of BHS to our shareholders.  Our plan is to distribute the shares of BHS (the "spin-off") to the shareholders of The Brink's Company in the fourth quarter of 2008.  The spin-off is subject to a number of conditions, and there may be reasons why the spin-off is not able to be completed within our anticipated time frame or at all, including not receiving appropriate assurances that the distribution will be tax free to the shareholders of The Brink’s Company.  If the spin-off is not completed, or is not completed within our anticipated time frame, the share price of The Brink’s Company could be adversely affected.

The Company has not yet determined certain significant characteristics of the contemplated spin-off of BHS to our shareholders.  The spin-off is subject to a number of conditions, including execution of appropriate inter-company agreements between the Company and BHS.  These agreements will address a number of significant matters, among other things, the allocation of assets and liabilities between the Company and BHS and other similar matters. In particular, the Company has not yet determined whether the BRINKS brand will be shared by BHS and the Company, or if BHS will be rebranded.  The alternative branding possibilities include BHS paying royalties to The Brink’s Company, BHS rebranding itself without using the BRINKS brand, or other possibilities.  The decisions regarding the manner in which BHS will be separated from the Company in the spin-off could affect the future results of operations of the Company and the prospective BHS company.  For example, the Company may not fully control the use of the BRINKS brand in the future, which could also affect the long-term value of the brand, and, accordingly, the long-term value of the Company.

Completing the spin-off will require significant resources. The contemplated spin-off of BHS to our shareholders will require significant Company resources, and the Company expects corporate expense in 2008 to be higher as a result of professional fees associated with the spin-off.  In addition, completing the spin-off will require significant attention from our management, which could divert focus from other aspects of the Company’s business and adversely affect the Company’s results of operations.

The Company has significant operations outside the United States.  We currently operate in approximately 50 countries.  Revenue outside the U.S. was over 60% of total revenue in 2007.  We expect revenue outside the U.S. to continue to represent a significant portion of total revenue.  Business operations outside the U.S. are subject to political, economic and other risks inherent in operating in foreign countries, such as:
•	the difficulty of enforcing agreements, collecting receivables and protecting assets through foreign legal systems
•	trade protection measures and import or export licensing requirements
•	difficulty in staffing and managing widespread operations
•	required compliance with a variety of foreign laws and regulations
•	changes in the general political and economic conditions in the countries where we operate, particularly in emerging markets
•	threat of nationalization and expropriation
•	higher costs and risks of doing business in a number of foreign jurisdictions
•	limitations on the repatriation of earnings
•	fluctuations in equity and revenues due to changes in foreign currency exchange rates

We try to effectively manage these risks by monitoring current and anticipating future political and economic developments and adjusting operations as appropriate.  Changes in the political or economic environments in the countries in which we operate could have a material adverse effect on our business, financial condition and results of operations.

We operate in highly competitive industries.  We compete in industries that are subject to significant competition and pricing pressures.  Brink’s faces significant pricing pressures from competitors in most markets.  BHS experiences competitive pricing pressures on installation and monitoring rates.  Because we believe we have competitive advantages such as brand name recognition and a reputation for a high level of service and security, we resist competing on price alone.  However, continued pricing pressure could impact our customer base or pricing structure and have an adverse effect on results of operations.

Weak economies could reduce demand for our services and increase BHS’ disconnect rate.  If economies weaken in regions where we provide our Brink’s and BHS services, demand for our services may lessen.  In addition, current home security customers may decide to disconnect our services in an effort to reduce their household spending.  If this happens, our revenues, operating profit and cash flow could decline, and subscriber growth at BHS could suffer.

Brink’s earnings and cash flow could be materially affected by increased losses of customer valuables. Brink's purchases insurance coverage for losses of customer valuables for amounts in excess of what it considers prudent deductibles and/or retentions.  Insurance is provided by different groups of underwriters at negotiated rates and terms.  Coverage is available to Brink’s in major insurance markets, although premiums charged are subject to fluctuations depending on market conditions.  The loss experience of Brink’s and other armored carriers affects premium rates charged to Brink’s.  Brink’s is self-insured for losses below its coverage limits and recognizes expense up to these limits for actual losses.  Brink’s insurance policies cover losses from most causes, with the exception of war, nuclear risk and various other exclusions typical for such policies.  The availability of high-quality and reliable insurance coverage is an important factor in order for Brink's to obtain and retain customers and to manage the risks of its business.  If our losses increase, or if we are unable to obtain adequate insurance coverage at reasonable rates, our financial condition and results of operations could be materially and adversely affected.

Restructuring charges may be required in the future.  There is a possibility we will take restructuring actions in one of our markets in the future to reduce expenses if a major customer is lost or if recurring operating losses continue.  These actions could result in significant restructuring charges at these subsidiaries, including recognizing impairment charges to write down assets, and recording accruals for employee severance and operating leases.  These charges, if required, could significantly affect results of operations and cash flows.

The Company depends heavily on the availability of fuel and the ability to pass higher fuel costs to customers. Fuel prices have fluctuated significantly in recent years.  In some periods, the Company’s operating profit has been adversely affected because it is not able to immediately fully offset the impact of higher fuel prices through increased prices or fuel surcharges.  The Company does not have any long-term fuel purchase contracts, and has not entered into any other hedging arrangements that protect against fuel price increases.  Volatile fuel prices and potential increases in fuel taxes will continue to affect the Company.  A significant increase in fuel costs and an inability to pass increases on to customers or a shortage of fuel could adversely affect the Company’s results of operations.

BHS may not be able to sustain the expansion of its subscriber base at recently achieved growth rates. BHS has a history of significantly increasing its subscriber base each year as a result of growth in new installations and a relatively low number of subscriber disconnects.  The majority of our subscribers are residents of single-family households and we intend to continue to grow our subscriber base through a number of sales channels, including relationships with new home builders.  As a result, BHS’ business benefited from strong growth in the housing market through 2005.  The housing market experienced a downturn in 2006 and 2007, and a continued downturn in the housing market (new construction and/or resale of existing houses) could have an impact on our ability to continue to maintain strong growth in the subscriber base.  In addition, our disconnect rate has been favorably affected in the past several years by the cumulative effect of improved subscriber selection and retention processes and high-quality customer service.  A substantial number of disconnects cannot be prevented, including, for example, disconnects that occur because of customer moves.  If we fail to continue to provide high-quality service or take other actions that have improved the disconnect rates in the past, the disconnect rate could increase, and the subscriber base growth rate could suffer.  Slower growth in the subscriber base from materially lower installations and/or materially higher disconnects could adversely affect results of operations.

The Company has significant obligations and liabilities related to its former coal operations. The Company has substantial pension and retiree medical obligations, many of which arose during its long history of operating in the coal industry.  The Company has contributed cash to segregated trusts that pay benefits to satisfy these obligations.  The Company may have to make additional contributions to fund the obligations.  The amount of these obligations is significantly impacted by factors that are not in the Company’s control, including interest rates used to determine the present value of future payment streams, investment returns, medical inflation rates, participation rates and changes in laws and regulations.  Changes in any of these factors could have a significant effect on the amount of the Company’s obligations and could materially and adversely affect the Company’s financial condition, results of operations and cash flows.  The Company also has ongoing reclamation and remediation obligations, the future cost of which is from time to time reviewed and adjusted, as necessary.  The Company may also incur future environmental and other liabilities that are presently unknown in connection with these former operations.

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

BHS’ earnings and cash flow could be materially affected by a sudden shift in its customers’ selection of voice and data communications services.  BHS’ operating model relies on its customers’ selection and continued payment for high quality, reliable telecommunications services.  In recent years, a small but increasing number of existing customers and prospective new customers exclusively use wireless telephone service within their homes. Although BHS monitoring service can be connected using wireless telephone service, its solution is more expensive to the customer than its traditional product and service package that uses wire-line telecommunications.  In this scenario, customer dissatisfaction could increase, driving up BHS’ disconnect rate, as wireless service may be less reliable depending on the performance of the wireless service provider.  If there were a sudden shift to such wireless services by a significant portion of BHS’ existing subscriber base, BHS’ results of operations and cash flows could be adversely affected.

BHS’ earnings and cash flow could be materially affected by penalties assessed for false alarms.  BHS believes its false alarm rate compares favorably to many other companies’ rates.  Some local governments impose assessments, fines, penalties and limitations on either subscribers or the alarm companies for false alarms.  A few municipalities have adopted ordinances under which both permit and alarm dispatch fees are charged directly to the alarm companies.  BHS’ alarm service contracts generally allow BHS to pass these charges on to customers.  If more local governments were to impose assessments, fines or penalties, and BHS was not able to pass the increase in costs to its customers, the growth of BHS’ subscriber base could be adversely affected.

BHS’ earnings and cash flow could be materially affected by the refusal of police departments to automatically respond to calls from monitored security service companies.  Police departments in a limited number of U.S. cities are not required to automatically respond to calls from monitored security service companies unless an emergency has been visually verified.  BHS has offered affected customers the option of receiving response from private guard companies, which in most cases have contracted with BHS.  This increases the overall cost to customers.  If more police departments were to refuse to automatically respond to calls from monitored security service companies without visual verification, BHS’ ability to retain subscribers could be negatively impacted and results of operations and cash flow could be materially and adversely affected.

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

BHS and its employees are subject to various U.S. federal, state and local consumer protection, licensing and other laws and regulations.  Most states in which BHS operates have licensing laws directed specifically toward the monitored security services industry.  BHS' business relies heavily upon wireline telephone service to communicate signals.  Wireline telephone companies are currently regulated by both the federal and state governments.  BHS' Canadian operation is subject to the laws of Canada, British Columbia and Alberta.

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

The Company could be materially affected by an unfavorable outcome related to non-payment of value-added taxes and custom duties. During 2004, the Company determined that one of its non-U.S. Brink's business units had not paid foreign customs duties and value-added taxes with respect to the importation of various goods and services.  The Company has been advised that there could be civil and criminal penalties asserted for the non-payment of these customs duties and value-added taxes.  To date no penalties have been asserted.  The Company believes that the range of reasonably possible losses related to customs duties penalties is between $0 and approximately $35 million.  These penalties could be asserted at any time.  The business unit has discussed this matter with the appropriate government authorities, provided an accounting of unpaid customs duties and taxes and made payments covering its calculated unpaid value added taxes.  An adverse outcome in this matter could materially affect the Company’s financial condition, results of operations and cash flows.

The Company has retained obligations from the sale of BAX Global. In January 2006 the Company sold BAX Global.   The Company retained some of the obligations related to these operations, primarily for taxes owed prior to the date of sale and for any amounts paid related to one pending litigation matter for which losses could be between $0 and $11 million at the date of sale.  In addition, the Company provided indemnification customary for these sorts of transactions.  Future unfavorable developments related to these matters could require the Company to record additional expenses or make cash payments in excess of recorded liabilities.  The occurrence of these events could have a material adverse affect on the Company’s financial condition, results of operations and cash flows.

The Company is subject to covenants for credit facilities. The Company has credit facilities with financial covenants, including a limit on the ratio of debt to earnings before interest, taxes, depreciation, and amortization, limits on the ability to pledge assets, limits on the use of proceeds of asset sales and minimum coverage of interest costs.  Although the Company believes none of these covenants are presently restrictive to operations, the ability to meet the financial covenants can be affected by changes in the Company’s results of operations or financial condition.  The Company cannot provide assurance that it will meet these covenants.  A breach of any of these covenants could result in a default under existing credit facilities.  Upon the occurrence of an event of default under any of our credit facilities, the lenders could cause amounts outstanding to be immediately payable and terminate all commitments to extend further credit.  The occurrence of these events would have a significant impact on the Company’s liquidity and cash flows.

The Company’s effective income tax rate could change. The Company operates in approximately 50 countries, all of which have different income tax laws and associated income tax rates.  The Company’s effective income tax rate can be significantly affected by changes in the mix of pretax earnings by country and the related income tax rates in those countries.  In addition, the Company’s effective income tax rate is significantly affected by its estimate of its ability to realize deferred tax assets, including those associated with net operating losses.  Changes in income tax laws, income apportionment, or estimates of the ability to realize deferred tax assets, could significantly affect the Company’s effective income tax rate, financial position and results of operations.

Forward-Looking Information
This document contains both historical and forward-looking information.  Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, statements regarding the strategic decision to spin-off BHS, the tax free nature and other expected characteristics of the spin-off, competitive advantages at Brink’s and BHS, expected revenue growth, cash flow and earnings for The Brink’s Company and its subsidiaries in 2008 and through 2010, including revenue growth and operating profit margin at Brink’s and revenue, profit and subscriber growth at BHS, Brink’s pursuit of growth through acquisitions in new and existing markets, the differentiation of Cash Logistics services, Brink’s cost structure, the seasonality of Brink’s operating profit, employee relations, the lack of interruptions in the BHS supply chain, BHS’ dealer due diligence process, BHS’ continued expansion into the commercial market, the effectiveness of BHS’ customer care efforts on false alarms, customer satisfaction and retention, the disconnect rate at BHS, monitoring and service rates offered by BHS, significant liabilities and ongoing expenses and cash outflows related to former coal operations, the anticipated effective tax rate for 2008 and the Company’s future tax position, expected improved Brink’s performance in EMEA, actions to improve long-term performance, Brink’s expected revenue increases in Venezuela and the increased risk of operational issues, the effect of the U.S. economy on BHS’ performance, the future disconnect rate at BHS, instability in the housing and credit markets, anticipated difficulties in the BHT business, increased market share through expanded relationships with major home builders, possible increases in BHS’ investment per new subscriber, expected additional professional, legal and advisory fees in 2008, expenses and cash outflows related to former coal operations, expenses in continuing operations, future contributions to and use of the VEBA and expected investment returns on funds held by the VEBA, expected, future cash payments and expense levels for black lung obligations, projected payments and expense for the primary U.S. pension plan and its expected long-term rate of return, future pension plan contributions, anticipated dividends from a real estate investment, the assumption of additional liability by the buyer of Brink’s United Kingdom domestic cash handling operations, the impact of exchange rates, the possibility that Venezuela may be considered highly inflationary again, the possibility that Brink’s Venezuela may be subject to less favorable exchange rates on dividend remittances, capital expenditures in 2008, the adequacy of sources of liquidity to meet the Company’s near term requirements, estimated contractual obligations for the next five years, the Company’s borrowing capacity under the Letter of Credit Facility and the Revolving Facility, the Company’s provision for contingent income tax liabilities and interest, the outcome of pending litigation, the outcome of the issue relating to the non-payment of customs duties and value-added tax by a non-U.S.

subsidiary of Brink’s, Incorporated, future realization of deferred tax assets, the carrying value of Brink’s goodwill, estimates of future reconnection experience at BHS and the impact of any change in estimates on BHS’ impairment charges, estimated discount rates, the assumed inflation rate for a number of the Company’s benefit plans, the impact of recent and future accounting rule changes, the likelihood of losses due to non-performance by parties to hedging instruments, the use of earnings from foreign subsidiaries and equity affiliates, future recognition of unrecognized tax benefits and uncertain tax positions, and the contractual indemnities associated with the sale of BAX Global, involve forward-looking information which is subject to known and unknown risks, uncertainties, and contingencies, which could cause actual results, performance or achievements, to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond the control of The Brink’s Company and its subsidiaries, include, but are not limited to the ability of the Company to complete a successful spin-off of BHS, the satisfaction of all conditions in order to complete a spin-off of BHS, demand for the products and services of Brink’s and BHS, the ability to identify and execute further cost and operational improvements and efficiencies in the core businesses, the impact of continuing initiatives to control costs and increase profitability, the ability of the businesses to cost effectively match customer demand with appropriate resources, the willingness of Brink’s and BHS’ customers to absorb future price increases and the actions of competitors, the Company’s ability to identify strategic opportunities and integrate them successfully, acquisitions and dispositions made in the future, Brink’s ability to integrate recent acquisitions, corporate expenses due to the implementation of the spin-off decision and shareholder initiatives, decisions by the Company’s Board of Directors, Brink’s ability to perform currency conversion cash handling services in Venezuela successfully and without adverse operational issues, regulatory and labor issues and higher security threats in European countries, the impact of restructuring and other actions responding to current market conditions in European countries, the assumption of certain contractual obligations by the buyer of Brink’s United Kingdom domestic cash handling operations, the return to profitability of operations in jurisdictions where Brink’s has recorded valuation adjustments, the input of governmental authorities regarding the non-payment of customs duties and value-added tax, the stability of the Venezuelan economy and changes in Venezuelan policy regarding exchange rates for dividend remittances, variations in costs or expenses and performance delays of any public or private sector supplier, service provider or customer, the ability of the Company and its subsidiaries to obtain appropriate insurance coverage at reasonable prices, positions taken by insurers with respect to claims made and the financial condition of insurers, safety and security performance, Brink’s loss experience, changes in insurance costs, risks customarily associated with operating in foreign countries including changing labor and economic conditions, political instability, restrictions on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive government actions, costs associated with information technology and other ongoing contractual obligations, BHS’ ability to maintain subscriber growth, the number of household moves, the level of home sales or new home construction, potential instability in housing credit markets, the performance of BHS’ equipment suppliers and dealers, BHS’ ability to cost-effectively develop or incorporate new systems in a timely manner, decisions regarding continued support of the developing commercial business, the ability of the home security industry to dissuade law enforcement and municipalities from refusing to respond to alarms, the willingness of BHS’ customers to pay for private response personnel or other alternatives to police responses to alarms, estimated reconnection experience at BHS, costs associated with the purchase and implementation of cash processing and security equipment, changes in the scope or method of remediation or monitoring of the Company’s former coal operations, the timing of the pass-through of certain costs to third parties and the timing of approvals by governmental authorities relating to the disposal of the coal assets, changes to estimated liabilities and assets in actuarial assumptions due to payments made, investment returns, annual actuarial revaluations, and periodic revaluations of reclamation liabilities, the funding levels, accounting treatment, investment performance and costs of the company’s pension plans and the VEBA, whether the Company’s assets or the VEBA’s assets are used to pay benefits, projections regarding the number of participants in and beneficiaries of the Company’s employee and retiree benefit plans, black lung claims incidence, the number of dependents of mine workers for whom benefits are provided, actual retirement experience of the former coal operation’s employees, actual medical and legal expenses relating to benefits, changes in inflation rates (including medical inflation) and interest rates, changes in mortality and morbidity assumptions, mandatory or voluntary pension plan contributions, discovery of new facts relating to civil suits, the addition of claims or changes in relief sought by adverse parties, the cash, debt and tax position and growth needs of the Company, the demand for capital by the Company and the availability and cost of such capital, the satisfaction or waiver of limitations on the use of proceeds contained in various of the Company’s financing arrangements, the nature of the Company’s hedging relationships, the financial performance of the Company, utilization of third-party advisors and the ability of the Company to hire and retain corporate staff, changes in employee obligations, overall domestic and international economic, political, social and business conditions, capital markets performance, the strength of the U.S. dollar relative to foreign currencies, foreign currency exchange rates, changes in estimates and assumptions underlying the Company’s critical accounting policies, as more fully described in the section “Application of Critical Accounting Policies” but including the likelihood that net deferred tax assets will be realized, discount rates, expectations of future performance, the timing of deductibility of expenses, inflation, and the promulgation and adoption of new accounting standards and interpretations, including SFAS 157, SFAS 159, SFAS 141(R), and SFAS 160, anticipated return on assets, inflation, the promulgation and adoption of new accounting standards and interpretations, seasonality, pricing and other competitive industry factors, labor relations, fuel and copper prices, new government regulations and interpretations of existing regulations, legislative initiatives, judicial decisions, issuance of permits, variations in costs or expenses and the ability of counterparties to perform.  The information included in this document is representative only as of the date of this document, and The Brink’s Company undertakes no obligation to update any information contained in this document.

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

The following table discloses leased and owned facilities and vehicles for Brink’s most significant operations as of December 31, 2007.

	Facilities			Vehicles
Region	Leased	Owned	Total	Leased	Owned	Total

U. S.	173	24	197	1,972	361	2,333
Canada	42	13	55	435	73	508
EMEA (a)	255	26	281	694	2,508	3,202
Latin America	183	50	233	241	2,649	2,890
Asia Pacific	33	-	33	2	130	132
Total	686	113	799	3,344	5,721	9,065
(a)	Europe, Middle East, and Africa

As of December 31, 2007, the Company had approximately 6,500 Brink’s-owned CompuSafe® devices located on customers’ premises, of which 6,400 are in North America.

BHS
BHS has 67 leased field office facilities located throughout the U.S. and one leased office in Canada.  BHS’ headquarters are located in Irving, Texas.  This owned facility houses many administrative and technical support personnel.  Additional administrative personnel are located in portions of two nearby buildings in office spaces that are leased for terms ending in 2010 and 2012.  The primary Irving facility also serves as one of two central monitoring facilities.  The second owned monitoring and service center is located near Knoxville, Tennessee.

BHS leases approximately 1,600 vehicles which are used in the process of installing and servicing its security systems.

BHS retains ownership of most of the approximately 1.2 million systems currently being monitored.  When a customer cancels monitoring services, BHS typically disables the system.  In a limited number of cases, BHS removes the equipment.  When a customer cancels monitoring services because of an impending household move or business relocation, the retention of the BHS system at the site facilitates the marketing of monitoring services to the subsequent homeowner or business.

ITEM 3.  LEGAL PROCEEDINGS

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Executive Officers of the Registrant

The following is a list as of February 15, 2008, of the names and ages of the executive and other officers of The Brink’s Company and the names and ages of certain officers of its subsidiaries, indicating the principal positions and offices held by each.  There are no family relationships among any of the officers named.

Name	Age	Positions and Offices Held	Held Since

Executive Officers:
Michael T. Dan	57	President, Chief Executive Officer and Chairman of the Board	1998
James B. Hartough	60	Vice President – Corporate Finance and Treasurer	1988
Frank T. Lennon	66	Vice President and Chief Administrative Officer	2005
Austin F. Reed	56	Vice President, General Counsel and Secretary	1994
Robert T. Ritter	56	Vice President and Chief Financial Officer	1998

Other Officers:
Matthew A. P. Schumacher	49	Controller	2001
Arthur E. Wheatley	65	Vice President – Risk Management and Insurance	1988

Subsidiary Officers:
Robert B. Allen	54	President of Brink’s Home Security, Inc.	2001

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

During the fourth quarter of 2007, the Company announced the planned retirement of Mr. Ritter who is expected to leave the Company after the 2007 Form 10-K and 2008 proxy statement have been filed and a successor has been named.

Messrs. Allen, Hartough, Reed, Ritter, Schumacher and Wheatley have served in their present positions for more than the past five years.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the New York Stock Exchange under the symbol “BCO.”  As of February 22, 2008, there were approximately 2,200 shareholders of record of common stock.

The dividends declared by the Company and the high and low prices of its common stock for each full quarterly period within the last two years are as follows:

	2007 Quarters				2006 Quarters
	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Dividends declared per common share	$0.0625	0.1000	0.1000	0.1000	$0.0250	0.0625	0.0625	0.0625
Stock prices:
High	$65.50	68.47	67.65	64.83	$54.03	57.90	58.35	66.12
Low	57.77	61.44	52.42	55.69	46.90	49.98	52.40	52.10

See note 16 to the consolidated financial statements for a description of limitations of the ability of the Company to pay dividends in the future.

The following table provides information about common stock repurchases by the Company during the quarter ended December 31, 2007.

(d) Maximum Number
			(c) Total Number	(or Approximate
			of Shares Purchased	Dollar Value) of
	(a) Total Number		as Part of Publicly	Shares that May Yet
	of Shares	(b) Average Price	Announced Plans	be Purchased Under
Period	Purchased (1)	Paid per Share	or Programs	the Plans or Programs
December 5 through
December 31, 2007	60,500	$60.30	60,500	$96,351,953
(1)
On September 14, 2007, the Company’s board of directors authorized the Company to make repurchases of up to $100 million of common stock from time to time as market conditions warrant and as covenants under existing agreements permit.  The program does not require the Company to acquire any specific numbers of shares and may be modified or discontinued at any time.

The following graph shows a five-year comparison of cumulative total returns for The Brink’s Company common stock outstanding from December 31, 2002, to December 31, 2007, versus the S&P MidCap 400 Index and the S&P MidCap Diversified Commercial & Professional Services Index.

Comparison of Five-Year Cumulative Total Return Among
Brink’s Common Stock, the S&P MidCap 400 Index and
the S&P MidCap Diversified Commercial & Professional Services Index (1)

	Years Ended December 31,
	2002	2003	2004	2005	2006	2007

The Brink's Company	$100.00	123.14	215.96	262.52	351.62	330.48
S&P MidCap 400 Index	$100.00	135.62	157.97	177.81	196.16	211.81
S&P MidCap Diversified Commercial & Professional Services Index	$100.00	129.89	174.76	187.85	209.01	206.57
Copyright © 2007, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.
(1)
For the line designated as “The Brink’s Company” the graph depicts the cumulative return on $100 invested in The Brink’s Company’s Common Stock.  For the S&P MidCap 400 Index and the S&P MidCap Diversified Commercial & Professional Services Index, cumulative returns are measured on an annual basis for the periods from December 31, 2002 through December 31, 2007, with the value of each index set to $100 on December 31, 2002. Total return assumes reinvestment of dividends. The Company chose the S&P MidCap 400 Index and the S&P MidCap Diversified Commercial & Professional Services Index because the Company is included in these indices, which broadly measure the performance of mid-size companies in the United States market.

ITEM 6. SELECTED FINANCIAL DATA

Five Years in Review

(In millions, except per share amounts)	2007	2006	2005	2004	2003

Revenues and Income

Revenues	$3,219.0	2,793.3	2,505.4	2,243.6	1,974.1
Income from continuing operations	148.6	113.1	51.0	76.8	49.1
Income (loss) from discontinued operations (a)	(11.3)	474.1	96.8	44.7	(19.7)
Cumulative effect of change in accounting principle (b)	-	-	(5.4)	-	-
Net income	$137.3	587.2	142.4	121.5	29.4

Financial Position

Property and equipment, net	$1,118.4	981.9	867.4	914.0	873.2
Total assets	2,394.3	2,188.0	3,036.9	2,692.7	2,548.6
Long-term debt, less current maturities	89.2	126.3	251.9	181.6	221.5
Shareholders’ equity	1,046.3	753.8	837.5	688.5	495.6

Per Common Share

Basic, net income (loss):
Continuing operations	$3.19	2.26	0.91	1.41	0.92
Discontinued operations (a)	(0.24)	9.49	1.72	0.82	(0.37)
Cumulative effect of change in accounting principle (b)	-	-	(0.10)	-	-
Net income	$2.95	11.75	2.53	2.23	0.55

Diluted, net income (loss):
Continuing operations	$3.16	2.24	0.89	1.39	0.92
Discontinued operations (a)	(0.24)	9.39	1.70	0.81	(0.37)
Cumulative effect of change in accounting principle (b)	-	-	(0.09)	-	-
Net income	$2.92	11.64	2.50	2.20	0.55

Cash dividends	$0.3625	0.2125	0.1000	0.1000	0.1000

Weighted Average Common Shares Outstanding

Basic	46.5	50.0	56.3	54.6	53.1
Diluted	47.0	50.5	57.0	55.3	53.2
(a)
Income (loss) from discontinued operations reflects the operations and gains and losses on disposal of the Company’s former coal, natural gas, timber, gold, BAX Global and Brink’s United Kingdom domestic cash handling operations.  Ongoing expenses related to former operations primarily consist of postretirement and other employee benefits associated with Company-sponsored pension plans and black lung obligations, and administrative and legal expenses to oversee retained benefit obligations.  See notes 4, 17 and 21 to the consolidated financial statements.  Expenses related to Company-sponsored pension and postretirement benefit obligations, black lung obligations and related administrative costs are recorded as a component of continuing operations after the respective disposal dates.  Adjustments to contingent liabilities are recorded within discontinued operations.

(b)
The Company’s 2005 results of operations includes a noncash after-tax charge of $5.4 million or $0.09 per diluted share to reflect the cumulative effect of a change in accounting principle pursuant to the adoption of FIN 47.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE BRINK’S COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2007

OPERATIONS

The Brink’s Company

Executive Overview
The Brink’s Company (along with its subsidiaries, the “Company”) conducts business in the security industry in two segments:

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

• Brink’s Home Security, Inc. (“BHS”)
BHS offers monitored security services in North America for owner-occupied, single-family residences and, to a lesser extent, commercial properties.  BHS typically installs and owns the on-site security systems and charges fees to monitor and service the systems.

Management’s approach to each of its security businesses is similar, with a focus on quality service, the brand, risk management and a patient and disciplined approach to markets.  Management believes each business is a premium provider of services in the markets that it serves.  The Company’s marketing and sales efforts are enhanced by its brands so the Company seeks to protect their value.  Since the Company’s services focus on handling, transporting, protecting, and managing valuables, its employees strive to understand and manage risk.  Overlaying management’s approach is an understanding that the Company must be disciplined and patient enough to charge fair prices that reflect the value provided, the risk assumed and the need for an adequate return for the Company’s investors.

The business environments in which the Company’s security businesses operate around the world are constantly changing.  Management must continually adapt to changes in the competitive landscapes, economies in different parts of the world and even each customer’s level of business.  To be successful, management must be able to balance requirements of local laws and regulations, risk, and the effects of changing demand on the utilization of its resources.  As a result, the Company operates largely on a decentralized basis so local management can adjust operations to its unique circumstances.

For the same reasons that the Company operates on a decentralized basis, short-term forecasts of performance are difficult to make with precision.  As a result, the Company does not provide detailed earnings forecasts.

The Company measures financial performance on a long-term basis.  The key financial factors on which it focuses are:
•	Creation of value through solid returns on capital
•	Growth in revenues and earnings
•	Generation of cash flow

These and similar measures are critical components of the Company’s incentive compensation programs and performance evaluations.

On January 31, 2006, the Company sold BAX Global Inc. (“BAX Global”), a wholly owned freight transportation subsidiary, for approximately $1 billion in cash and recorded a pretax gain of approximately $587 million.  On August 5, 2007, the Company sold Brink’s United Kingdom domestic cash handling operations.  Both of these operations have been reported within discontinued operations for all periods presented.  See “Discontinued Operations” for a description of the transactions and see “Liquidity and Capital Resources” for a description of how the Company used the proceeds.

The Company has significant liabilities associated with its former coal operations.  Since these liabilities generate ongoing expenses and require significant cash outflows, the Company considers liability management and funding to be an important activity.

Information about the Company’s liabilities related to its former businesses is contained in a number of sections of this report, including:
•	Retained Liabilities and Assets of Former Operations
•	Application of Critical Accounting Policies

Disclosures in the first section show five-year projections for estimated ongoing payments and expense associated with the retained obligations of the former operations.  The second section discusses critical estimates used and provides a sensitivity analysis for these estimates.

RESULTS OF OPERATIONS

Overview of Results

	Years Ended December 31,			% change
(In millions)	2007	2006	2005	2007	2006

Income from:
Continuing operations	$148.6	113.1	51.0	31	122
Discontinued operations	(11.3)	474.1	96.8	NM	200	+
Cumulative effect of change in accounting principle	-	-	(5.4)	-	NM
Net income	$137.3	587.2	142.4	(77)	200	+

The income items in the above table are reported after tax.

Continuing Operations
2007
Income from continuing operations was higher in 2007 compared to 2006 primarily due to a $64.5 million improvement in operating profit driven by increases at Brink’s and BHS and lower expenses related to former operations.  Brink’s operating profit increased primarily due to growth in Latin America, improved performance in Europe and lower safety and security costs worldwide.  BHS operating profit improved due primarily to subscriber growth.  Interest expense decreased in 2007 as a result of reduced debt levels.  The effective tax rate for 2007 was approximately 1.3 percentage points lower than 2006 largely because of a change in the mix of income and losses by jurisdiction.

The Company’s income from continuing operations in 2008 could be adversely affected by the U.S. economy as well as other economies around the world, if one or more were to significantly decline.

2006
Income from continuing operations was higher in 2006 compared to 2005 primarily due to an $86.5 million improvement in operating profit driven by increases at Brink’s and BHS and lower expenses related to former operations.  This improvement was partially offset by an $11.1 million increase ($7.3 million at Corporate, $2.6 million at Brink’s and $1.2 million at BHS) in compensation charges for stock options as a result of adopting Statement of Financial Accounting Standards (“SFAS”) 123(R), Share Based Payment, on January 1, 2006.  Similar charges were not recorded in 2005.  Brink’s operating profit increased primarily due to growth in Latin America and France, lower restructuring costs in international operations, and lower U.S. pension costs.  BHS operating profit improved due primarily to subscriber growth.  Interest expense decreased in 2006 as a result of reduced debt levels.  The effective tax rate for 2006 was approximately 4.4 percentage points lower than 2005 as a result of a lower level of charges for valuation allowances, as further described below.

Business Segments
Brink’s and BHS reported improved operating profit in both 2007 and 2006 over the prior-year periods.

Brink’s.  Revenues in 2007 increased from 2006 primarily due to growth in existing operations with particularly strong growth in Latin America and Europe, Middle East, and Africa (“EMEA”).  Exchange rate fluctuations favorably impacted reported revenues in 2007 compared to 2006.  Operating profit was higher in 2007 compared to 2006, largely due to stronger performance in EMEA and Latin America and lower safety and security costs.  In addition, operating profit benefited from the weaker U.S. dollar.

Revenues in 2006 increased from 2005 primarily due to growth in existing operations with particularly strong growth in Latin America and EMEA.  Exchange rate fluctuations had little impact on revenues in 2006 compared to 2005.  Operating profit was higher in 2006 versus 2005, largely due to strong performance in Latin America, lower pension and other benefits expenses in the U.S., and lower costs and improved margins in EMEA.

BHS.  BHS reported 10% growth in revenues in 2007 and 12% in 2006.  BHS experienced strong growth in operating profit in 2007 (14%) and 2006 (15%) resulting primarily from subscriber growth and improved efficiency from the providing of recurring services to a larger subscriber base.  The average number of subscribers increased 10% both in 2007 over 2006 and in 2006 over 2005.  Growth in operating profit in 2007 over 2006 was weaker than in 2006 over 2005 primarily as a result of selling and advertising expenses increasing more rapidly than revenues.  In addition, higher legal settlement expenses were offset by insurance gains related to Hurricane Katrina.

Former Operations
Expenses related to former operations in 2007 were $12.6 million lower than 2006 due to lower pension and postretirement medical expenses.

Expenses related to former operations in 2006 were $12.7 million lower than 2005 due to earnings on the $225 million VEBA contribution made in the first quarter of 2006.  The contribution was funded by proceeds from the sale of BAX Global.

Income Taxes
The Company’s effective tax rate on income from continuing operations was 37.4% in 2007, 38.7% in 2006 and 43.1% in 2005.  The effective tax rate varied from statutory rates in these periods primarily due to changes in valuation allowances for deferred tax assets and state income taxes.  The effective tax rate in 2005 was unusually high due to $10 million in new valuation allowances, a higher amount of pretax losses incurred in countries for which the Company does not recognize a tax benefit from losses, and the recording of $3 million in additional tax on the repatriation of $49 million in dividends under the American Jobs Creation Act.

The Company currently estimates its 2008 effective tax rate will approximate 37% to 39%.  The actual 2008 tax rate could be materially different from the Company’s estimate.

Discontinued Operations
On January 31, 2006, the Company sold BAX Global for approximately $1 billion in cash resulting in a pretax gain of approximately $587 million.  On August 5, 2007, the Company sold Brink’s United Kingdom domestic cash handling operations.  Both of these operations have been reported within discontinued operations for all periods presented.

The Company has accrued for significant contingencies related to benefits for former coal employees.  Revisions to estimated amounts related to these contingent liabilities, including those related to obligations under the Coal Industry Retiree Health Benefit Act of 1992 (“the Health Benefit Act”), are recorded in discontinued operations.

In 2006, the Company recognized:
•
a $148.3 million pretax benefit primarily as a result of a 2006 federal law amending the Health Benefit Act that reduced the Company’s obligation for healthcare and death benefits for former coal miners, and

•	a $9.9 million pretax benefit on the settlement of liabilities related to two coal industry multi-employer pension plans.

In 2005, the Company recognized $15.1 million of pretax income related to a final settlement of claims for refund of Federal Black Lung Excise Tax amounts.

Cumulative Effect of a Change in Accounting Principle
On December 31, 2005, the Company adopted the Financial Accounting Standard Board (“FASB”) Interpretation 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”).  As a result, the Company recorded the cumulative effect of a change in accounting principle of $5.4 million, net of tax, for conditional asset retirement obligations primarily associated with leased facilities.  See note 1 to the consolidated financial statements.

Consolidated Review

Executive Overview

	Revenues					Operating Profit
	Years Ended December 31,			% change		Years Ended December 31,			% change
(In millions)	2007	2006	2005	2007	2006	2007	2006	2005	2007	2006

Business Segments

Brink’s	$2,734.6	2,354.3	2,113.3	16	11	$223.3	184.1	119.5	21	54
BHS	484.4	439.0	392.1	10	12	114.2	100.3	87.4	14	15
Business segments	3,219.0	2,793.3	2,505.4	15	11	337.5	284.4	206.9	19	37
Corporate	-	-	-	-	-	(49.6)	(48.4)	(44.7)	2	8
Former operations	-	-	-	-	-	(13.9)	(26.5)	(39.2)	(48)	(32)
	$3,219.0	2,793.3	2,505.4	15	11	$274.0	209.5	123.0	31	70

2007
Revenues in 2007 were 15% higher than 2006 primarily due to the effects of growth in existing operations and favorable changes in foreign currency exchanges rates at Brink’s and continuing growth in the subscriber base at BHS.  The Company’s operating profit increased by 31% in 2007 versus 2006 due to significant operating profit growth in Latin America at Brink’s, continued subscriber growth at BHS and lower costs related to former operations.

2006
Revenues in 2006 were 11% higher than 2005 primarily due to the effects of growth in existing operations at Brink’s and continuing growth in the subscriber base of BHS.  The Company’s operating profit increased by 70% in 2006 versus 2005 due to improved performance and lower restructuring charges at Brink’s and continued subscriber growth at BHS.  These increases were partially offset by higher corporate expenses due to $7.3 million of share-based compensation costs recorded as a result of the adoption of SFAS 123(R) on January 1, 2006.

The Company froze the U.S. defined benefit pension plans effective December 31, 2005, and enhanced benefits for its U.S. defined contribution 401(k) plan effective January 1, 2006.  As a result, net expenses were lower in 2006 as follows:
•	Brink’s – approximately $11.4 million
•	BHS – approximately $2.5 million
•	Corporate – approximately $1.9 million

Brink’s, Incorporated

Executive Overview
Brink’s provides services related to cash and other valuables to the financial community, retailers and other businesses.  These services include securely transporting and handling valuable assets, managing and processing currency and deposits and preparing and transmitting financial information.

The Company believes that Brink’s has significant competitive advantages including:
•	brand name recognition
•	reputation for high-quality service
•	proprietary cash processing and information systems
•	high-quality insurance coverage and general financial strength
•	risk management capabilities
•	the ability to serve a customer in multiple markets through a global network

Because of Brink’s emphasis on managing the risks inherent in handling cash and valuables and the high level of service provided, Brink’s believes it spends more than its competitors on training and retaining people and on the facilities and processes needed to provide quality services to customers.

As a result of management’s emphasis on high-quality services and risk management, Brink’s focuses its marketing and selling efforts on customers who appreciate the value and breadth of the services delivered and the information capabilities, risk management and financial strength underlying the Brink’s approach to business.

In order to earn an adequate return on capital employed in the business, Brink’s focuses on the effective and efficient use of its resources and the adequacy of pricing.  First, Brink’s attempts to maximize the amount of business which flows through its branches, vehicles and systems in order to obtain the lowest costs possible without compromising safety, security or service.  Second, due to its higher costs of people and processes, Brink’s generally charges higher prices than competitors that may not provide the same level of service and risk management.  The Company believes that Brink’s operations are capable of generating operating profit margins at or above 8% in 2008.  The Company has established a goal to boost operating margins to 10% by the end of 2010.

The industries to which Brink’s provides services have been consolidating.  As a result, the strength of customers in these industries has been increasing.  Customers are seeking suppliers, such as Brink’s, with broad geographic solutions, sophisticated outsourcing capabilities and financial strength.

Operationally, Brink’s performance may vary from period to period.  Since revenues are generated from charges per service performed or based on the value of goods transported, revenues can be affected by both the level of activity in economies and the volume of business for specific customers.  As contracts generally run for one or more years, there are costs which must be incurred to prepare to service a new customer or to transition away from one.  Brink’s also periodically incurs costs to reduce operations when volumes decline, including costs to reduce the number of employees and close or consolidate branch and administrative facilities.  In addition, safety and security costs can vary from period to period depending on Company and industry performance and cost of insurance coverage.

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

Because Cash Logistics involves a higher level of service and more complex activities, customers are willing to pay prices which result in higher margins.  The ability to offer Cash Logistics to customers also differentiates Brink’s from many of its competitors.  As a result, management is committed and focused on continuing to grow Cash Logistics revenue.  Revenues from Cash Logistics, including coin and note processing, were $434.3 million for 2007, $373.0 million for 2006 and $333.9 million for 2005.

Brink’s revenues and related operating profit are generally higher in the second half of the year, particularly in the fourth quarter, because of the generally increased economic activity associated with the holiday season.  As a result, margins are typically lower in the first half than in the second half of the year.

Summary of Brink’s Results

	Years Ended December 31,			% change
(In millions)	2007	2006	2005	2007	2006

Revenues

North America (a)	$886.3	830.0	778.2	7	7
International	1,848.3	1,524.3	1,335.1	21	14
	$2,734.6	2,354.3	2,113.3	16	11

Operating Profit

North America (a)	$70.4	69.9	49.4	1	41
International	152.9	114.2	70.1	34	63
	$223.3	184.1	119.5	21	54

Cash Flow Information

Depreciation and amortization	$109.6	92.3	87.3	19	6
Capital expenditures	141.6	113.5	107.3	25	6
(a)	U.S. and Canada.

2007
Overview
Revenues at Brink’s were 16% higher in 2007 compared to 2006 primarily as a result of a combination of the effects of Organic Revenue Growth, as defined later, and favorable changes in currency exchange rates.  Operating profit in 2007 was higher than 2006 largely as a result of strong performance in Latin America, particularly in Venezuela, Brazil and Colombia, improved performance in Europe and lower safety and security costs.

Supplemental Revenue Analysis
The following table and the similar table for 2006 (included in the 2006 Overview) provide supplemental information related to Organic Revenue Growth which is not required by U.S. generally accepted accounting principles (“GAAP”).  The Company defines Organic Revenue Growth as the change in revenue from the prior year due to factors such as changes in prices for products and services (including the effect of fuel surcharges), changes in business volumes and changes in product mix.  Estimates of changes due to fluctuations in foreign currency exchange rates and the effects of new acquisitions are excluded from Organic Revenue Growth.

The supplemental Organic Revenue Growth information presented is non-GAAP financial information that management uses to evaluate results of existing operations without the effects of acquisitions, dispositions and currency exchange rates.  The Company believes that this information may help investors evaluate the performance of the Company’s operations.  The limitation of this measure is that the effects of acquisitions, dispositions and changes in values of foreign currencies cannot be completely separated from changes in prices (including prices increased due to inflation) and volume of the base business.  This supplemental non-GAAP information does not affect net income or any other reported amounts.  This supplemental non-GAAP information should be viewed in conjunction with the Company’s consolidated statements of operations.

Revenue growth rates for operations outside the U.S. include the effect of changes in currency exchange rates.  On occasion in this report, the change in revenue versus the prior year has been disclosed using constant currency exchange rates in order to provide information about growth rates without the impact of fluctuating foreign currency exchange rates.  Growth at constant-currency exchange rates equates to growth as measured in local currency.  This measurement of growth using constant-currency exchange rates is higher than growth computed using actual currency exchange rates when the U.S. dollar is strengthening and lower when the U.S. dollar is weakening.  Changes in currency exchange rates increased segment operating profit by $9 million for 2007 compared to 2006, and the impact for 2006 compared to 2005 was not significant.

	Year Ended	% change
(In millions)	December 31,	from 2006

2006 Revenues	$2,354.3
Effects on revenue of:
Organic Revenue Growth	212.9	9
Acquisitions and dispositions, net	24.8	1
Changes in currency exchange rates	142.6	6

2007 Revenues	$2,734.6	16

North America
Revenues increased in 2007 compared to 2006 primarily as the result of improvements in all service lines, except U.S. Global Services.  Operating profit in 2007 was higher than 2006 as increased operating profit in Canada on higher revenues was partially offset by lower operating profit in the U.S. as a result of increased expenses for sales and marketing, and a lower operating profit contribution from U.S. Global Services operations.  Operating profit in 2007 included $1.0 million of other operating income in the U.S. for final settlement of business interruption claims related to Hurricane Katrina.

International
Revenues increased in 2007 over 2006 in all regions except for Asia-Pacific.  Increased revenues in EMEA and Latin America were primarily the result of Organic Revenue Growth and favorable changes in currency exchange rates.  Revenue decreased in Asia-Pacific primarily due to the loss of a major customer in Australia during the second quarter of 2006.  International operating profit in 2007 was higher due to the effects of strong volumes in Latin America.

EMEA.  Revenues increased to $1,191.5 million in 2007 from $1,003.1 million in 2006, an increase of $188.4 million or 19% (9% on a constant currency basis) largely as a result of Organic Revenue Growth and favorable changes in currency exchange rates.

Operating profit increased 24% in 2007 compared to 2006 due to improved results in several countries, partially offset by $2.1 million of impairment charges recorded on long-lived assets and $2.4 million of restructuring charges.

The Company is highly focused on improving pricing and performance in EMEA and expects to continue to see operating margin improvements in 2008.  If operating margins do not improve in the near term, the Company may decide to take actions to improve long-term performance.  Restructuring charges may result from these decisions and could lower margins in 2008.

Latin America.  Revenues increased to $594.2 million in 2007 from $454.2 million in 2006, an increase of 31% (24% on a constant currency basis).  This increase was due primarily to price increases in economies with relatively higher levels of inflation and higher volumes.  Increases in volume were a reflection of the overall improvement in Latin American economies.  Operating profit in 2007 was 38% higher than in 2006 due to the above-mentioned price and volume increases, and cost reduction and productivity improvements across the region.

Venezuela changed its national currency from the bolivar to the bolivar fuerte on January 1, 2008, and Brink’s performed additional cash handling services in late 2007 to assist in the conversion.  Brink’s expects increased revenue in Venezuela during the first quarter of 2008 related to these services.  Due to the temporary increase in volume associated with the conversion, there is an increased risk of operational issues.  The Company increased resources, training and established special procedures to mitigate the risk.

Asia-Pacific.  Revenues decreased to $62.6 million in 2007 from $67.0 million in 2006, a decrease of 7% (9% on a constant currency basis).  This decrease was primarily due to the loss of Australia’s largest customer during the second quarter of 2006, partially offset by stronger performance in Hong Kong, Taiwan and Japan.

The Company restructured the Australian operation in 2006 after the loss of the customer and recorded charges of $4.6 million.  The charges principally related to employee severance payments and lease obligations for closed branches. Operating profit in 2007 was slightly lower than 2006, excluding the restructuring charges.

2006
Overview
Revenues at Brink’s were 11% higher in 2006 compared to 2005 primarily as a result of a combination of the effects of Organic Revenue Growth and acquisitions of new operations.  Operating profit in 2006 was higher than 2005 largely as a result of:
•	strong performance in Latin America, particularly in Venezuela, Brazil and Colombia,
•	improved margins in the U.S. on lower pension and other benefits expenses, and
•	lower costs in EMEA including restructuring and severance expenses and improved margins in some operations, particularly France.

Supplemental Revenue Analysis

	Year Ended	% change
(In millions)	December 31,	from 2005

2005 Revenues	$2,113.3
Effects on revenue of:
Organic Revenue Growth	173.5	8
Acquisitions and dispositions, net	39.3	2
Changes in currency exchange rates	28.2	1

2006 Revenues	$2,354.3	11

North America
Revenues increased in 2006 compared to 2005 primarily as the result of increased volumes in armored transportation, Global Services and Cash Logistics.  Operating profit in 2006 was higher than 2005, partially as a result of higher revenues, but primarily as a result of lower expenses related to pensions and other employee benefits in the U.S.

Pension expense was $17.3 million lower during 2006 as a result of the Company’s decision to freeze U.S. defined benefit pension plan benefits at December 31, 2005.  This decrease was partially offset by a $5.9 million increase in the expense associated with the U.S. defined contribution plans in 2006 as these benefits were enhanced effective January 1, 2006.

International
Revenues increased in 2006 over 2005 in all regions except for Asia-Pacific.  Increased revenue in EMEA was primarily the result of Organic Revenue Growth and acquisitions.  Revenue increases in Latin America were primarily due to Organic Revenue Growth, including the effects of inflation.  The revenue decrease in Asia-Pacific was primarily due to the loss of a major customer in Australia during the second quarter of 2006.  International operating profit in 2006 was higher due to the effects of strong volumes in EMEA and Latin America and lower restructuring costs.

EMEA.  Revenues increased to $1,003.1 million in 2006 from $908.4 million in 2005, an increase of $94.7 million or 10% (9% on a constant currency basis) largely as a result of Organic Revenue Growth and acquisitions.  In addition, 2006 revenues were affected by competitive pressures.  Brink’s acquired operations in:
•	Mauritius in the second quarter of 2006
•	Poland, Hungary, and the Czech Republic (sold in January 2007) in the second quarter of 2005
•	Luxembourg, Scotland (sold with the United Kingdom domestic cash handling operations in 2007) and Ireland in the first quarter of 2005

These acquisitions increased revenues by approximately $36 million in 2006 over 2005 but did not have a significant impact on operating profit.

Operating profit increased approximately $23 million in 2006 compared to 2005 due to:
•	lower restructuring and severance expenses which had been primarily recorded in Belgium and the Netherlands in 2005. The actions leading to such charges in 2005 improved operating profit in 2006
•	improved operations in France

Latin America.  Revenues increased to $454.2 million in 2006 from $355.1 million in 2005, an increase of 28% (26% on a constant currency basis).  This increase was due primarily to price increases in economies with relatively higher levels of inflation and higher volumes, particularly in Venezuela, Brazil, Colombia, Argentina and Chile.  The increase in volumes was a reflection of the overall improvement in Latin American economies.

Operating profit in 2006 was 67% higher than 2005 due to the above-mentioned volume increases, and cost reduction and productivity improvements across the region.  The increase in operating profit in the region was also bolstered by pricing improvement in Brazil.

Asia-Pacific.  Revenues decreased to $67.0 million in 2006 from $71.6 million in 2005, a decrease of 6% (6% on a constant currency basis).  This decrease was primarily due to the loss of a major customer in Australia, partially offset by stronger performance of the Global Service operations in Hong Kong and Japan.  The Company took actions to restructure the Australian operation in 2006 and recorded charges of $4.6 million.  The charges principally related to paying or accruing employee severance payments and lease obligations for closed branches.  Excluding the restructuring charges, operating profit in 2006 was about the same as 2005.

Brink’s Home Security

Executive Overview
BHS has reported strong growth in revenues and operating profit for several years due to its ability to attract and retain customers through brand reputation and quality service while operating as efficiently as possible consistent with the desired level of service.

In order to increase efficiency and effectiveness, BHS focuses on controlling initial marketing and installation costs by matching sales representative staffing levels with the number of sales opportunities and the size of the technician workforce with available installation volume.  BHS then strives to keep customer service and monitoring costs low without detracting from high-quality service levels.

The Company believes customer retention is driven by disciplined customer selection practices and high customer service levels.  In order to obtain customers who are less likely to disconnect, the Company seeks to attract customers with solid credit scores and the willingness to pay reasonable up-front fees.  Once there is agreement to install an alarm system, the Company provides a high-quality installation followed by continuing high-quality customer service and alarm monitoring.  BHS believes its disconnect rate benefits from consistently following this strategy.

The Company believes that the performance of the U.S. economy may affect the performance of BHS.  However, the Company believes this effect is not as significant as it is for industries with close ties to national economic performance.  Since more household moves take place during the second and third quarters of each year, the disconnect rate and related expenses are typically higher in those quarters than in the first and fourth quarters.

Summary of Brink’s Home Security’s Results

	Years Ended December 31,			% change
(In millions)	2007	2006	2005	2007	2006

Revenues	$484.4	439.0	392.1	10	12

Operating Profit
Recurring services (a)	206.4	184.3	167.5	12	10
Investment in new subscribers (b)	(92.2)	(84.0)	(80.1)	10	5
	$114.2	100.3	87.4	14	15

Monthly recurring revenues (c)	$37.2	33.1	29.1	12	14

Cash Flow Information
Depreciation and amortization (d)	$77.7	67.6	58.1	15	16
Impairment charges from subscriber disconnects	50.4	47.1	45.2	7	4
Amortization of deferred revenue (e)	(34.2)	(31.2)	(29.5)	10	6
Deferral of subscriber acquisition costs
(current year payments)	(23.8)	(24.4)	(22.9)	(2)	7
Deferral of revenue from new subscribers
(current year receipts)	47.4	44.9	40.7	6	10
Capital expenditures:
Security systems	$(165.2)	(150.1)	(138.3)	10	9
Other (f)	(12.6)	(13.8)	(23.9)	(9)	(42)
Capital expenditures	$(177.8)	(163.9)	(162.2)	8	1
(a)	Reflects operating profit generated from the existing subscriber base including the amortization of deferred revenues.
(b)	Primarily marketing and selling expenses, net of the deferral of subscriber acquisition costs (primarily a portion of sales commissions) incurred in the acquisition of new subscribers.
(c)	This measure is reconciled below under the caption “Reconciliation of Non-GAAP Measures – Monthly Recurring Revenues.”
(d)	Includes amortization of deferred subscriber acquisition costs.
(e)	Includes amortization of deferred revenue related to active subscriber accounts as well as recognition of deferred revenue related to subscriber accounts that disconnect.
(f)
Other capital expenditures include the construction costs and equipment purchased for the Knoxville, Tennessee, facility ($6.1 million in 2006 and $7.4 million in 2005), which became operational in early 2006.  Other capital expenditures also include $10.2 million in 2005 for the purchase of BHS’s headquarters in Irving, Texas, which was formerly leased.

Overview
Operating profit comprises recurring services minus the cost of the investment in new subscribers. Recurring services reflect the monthly monitoring and service earnings generated from the existing subscriber base, including the amortization of deferred revenues.  Non cash impairment charges from subscriber disconnects, and depreciation and amortization expenses, including the amortization of deferred subscriber acquisition costs, are also charged to recurring services.  Operating profits from recurring services are affected by the size of the subscriber base, the amount of operational costs including depreciation, the level of subscriber disconnect activity and changes in the average monthly monitoring fee per subscriber.

Investment in new subscribers is the net expense (primarily marketing and selling expenses) incurred to add to the subscriber base every year.  The amount of the investment in new subscribers charged to income may be influenced by several factors, including the growth rate of new subscriber installations and the level of costs incurred to attract new subscribers.  As a result, increases in the rate of investment (the addition of new subscribers) may have a negative effect on current operating profit but a positive impact on long-term operating profit, cash flow and economic value.

Capital expenditures are primarily for the equipment, labor and overhead costs associated with system installations for new subscribers.

Subscriber Activity
	Years Ended December 31,			% change
(Subscriber data in thousands)	2007	2006	2005	2007	2006

Number of subscribers:
Beginning of period	1,124.9	1,018.8	921.4
Installations (a)	180.8	175.0	167.3	3	5
Disconnects (a)	(81.8)	(68.9)	(69.9)	19	(1)
End of period (b)	1,223.9	1,124.9	1,018.8	9	10
Average number of subscribers	1,176.1	1,072.5	972.8	10	10
Disconnect rate (c)	7.0%	6.4%	7.2%
(a)
Customers who move from one location and then initiate a new monitoring agreement at a new location are not included in either installations or disconnects.  Dealer accounts cancelled and charged back to the dealer during the specified contract term are also excluded from installations and disconnects.  Inactive sites that are returned to service reduce disconnects.  2005 disconnects include 4,700 disconnects as a result of Hurricane Katrina.

(b)
The total number of subscribers at December 31, 2007, includes approximately 58,000 commercial customers.  The Company considers expansion of BHS’ commercial customer base a significant growth opportunity.

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

Installation growth slowed to 3% in 2007, as compared to 5% in 2006 and double-digit growth in prior years.  Installation growth is primarily the result of increased traditional branch installation volume as well as increased installations through the growing dealer network.  Installation growth was hampered in 2007 and 2006 due to sluggish real estate activity in the U.S.  Despite slower installation growth rates in 2007 and 2006 as compared to historical levels, the average number of subscribers increased 10% during the year.  This is because the number of installations (180,800 in 2007) continued to substantially exceed the number of disconnects (81,800 in 2007).

The annualized disconnect rate for 2007 increased to 7.0% compared to 6.4% in 2006.  The increase in the disconnect rate in 2007 over 2006 primarily resulted from expiring multi-family housing agreements (0.4% of the 2007 disconnect rate) and technical adjustments during quarterly reconciliations (approximately 0.2% of the 2007 disconnect rate).  In 2005 the annualized disconnect rate was 6.7% excluding the effects of Hurricane Katrina.  BHS has maintained a low disconnect rate in recent years by improving subscriber selection and retention processes. Household moves are a major driver of disconnects.  The disconnect rate may not materially improve in the future since some disconnects are beyond the Company’s control, including customers moving and canceling service.

BHS has observed a slowing in the rate of household moves in many regions of the country throughout most of 2007 and 2006.  Household moves, a primary cause of disconnects, are also a significant contributor to installation volume.  Moreover, further instability in the housing and credit markets could affect BHS’ ability to collect receivables from customers.

In 2008, assuming little or no recovery in housing, BHS believes revenue and operating profit growth should continue to be at least 10% while subscriber growth should be in the high-single-digit percentage range.  BHS expects to continue to build its commercial alarm installation and monitoring business in 2008, although difficulties are expected to continue in its BHT business as a result of lower new home production in the U.S.  BHS, however, is seeking to increase market share through expanded relationships with major home builders. As a result, the investment in new subscribers, on a per new subscriber basis, may grow faster in the future.

2007
The 10% increase in BHS’ revenues in 2007 over 2006 was primarily due to the larger subscriber base and higher average monitoring rates, partially offset by a decline in Brink’s Home Technologies (“BHT”) pre-wire and trim-out revenues.  The larger subscriber base and higher monitoring rates also contributed to a 12% increase in monthly recurring revenues for December 2007 as compared to December 2006.  BHS intends to continue to selectively raise monitoring prices in the future.

Operating profit increased $13.9 million in 2007 compared to 2006 due to higher profit from recurring services, which was only partially offset by the increased cost of investment in new subscribers.  Higher profit from recurring services in 2007 was primarily due to increased monitoring and service revenues and cost efficiencies generated from the larger subscriber base.  Additionally, BHS recorded $2.3 million of insurance settlement gains in 2007 for final settlement of property damage and business interruption insurance claims related to Hurricane Katrina, offset by a $2.5 million increase in legal settlement expenses.  The insurance settlement gains are included in other operating income in the statement of operations, and recurring services in the BHS segment operating profit table.  Higher investment in new subscribers was primarily due to increased installation volume and higher marketing expenses incurred in traditional branch operations, partially offset by lower expenses, net of revenues, in BHT.  The growth of investment in new subscribers in 2007 compared to 2006 was greater than in the prior year comparison as a result of increased advertising.

As a result of the continuing slowdown in the new housing market, pre-wire activity for homebuilders was down more than 32% in 2007 compared to 2006, and monitored activations for completed homes decreased 18%.

2006
The 12% increase in BHS’ revenues in 2006 over 2005 was primarily due to the larger subscriber base and slightly higher average monitoring rates.  These factors also contributed to a 14% increase in monthly recurring revenues for December 2006 compared to December 2005.

Operating profit increased $12.9 million in 2006 compared to 2005 due to higher profit from recurring services, which was only slightly offset by the increased cost of investment in new subscribers.  Higher profit from recurring services in 2006 was primarily due to incremental revenues and cost efficiencies generated from the larger subscriber base, partially offset by initial costs of starting up and integrating the operations of the new Knoxville facility with those of the existing Irving, Texas, facility.  Higher investment in new subscribers was primarily due to increased installation volume.  The growth of investment in new subscribers in 2006 compared to 2005 was less than in the prior year comparison as a result of slower installation growth.

As a result of the sharp slowdown in the new housing market in the second half of the year, pre-wire activity for major homebuilders was down more than 10% for the full year.  However, monitored activations for completed homes increased 7%.

The construction of a second monitoring center in Knoxville, Tennessee, was completed and the facility began operations in the first quarter of 2006.  The Knoxville monitoring center provides additional service capacity for the existing subscriber base, increases capacity to sustain continued growth, and provides enhanced security and disaster recovery capabilities.  As expected, operating the new facility resulted in additional general and administrative expense during 2006.

BHS’s costs in 2006 related to retirement plans were $2.5 million lower than in the prior year primarily as a result of the Company’s decision to freeze U.S. defined benefit pension plan benefits at December 31, 2005.

Fuel costs stabilized and copper prices declined during the second half of 2006 from the elevated levels of early 2006, although the costs of both were generally higher throughout 2006 than during much of 2005.  These higher costs have not significantly affected operating profit to date primarily because a large portion of these costs are capitalized as part of the costs of installing new monitoring sites.

Reconciliation of Non-GAAP Measures – Monthly Recurring Revenues
The purpose of this table is to reconcile monthly recurring revenues, a non-GAAP measure, to revenues, its closest GAAP counterpart.

	Years Ended December 31,
(In millions)	2007	2006	2005

Monthly recurring revenues (“MRR”) (a)	$37.2	33.1	29.1
Amounts excluded from MRR:
Amortization of deferred revenue	2.8	2.5	3.3
Other revenues (b)	1.6	2.1	2.5
Revenues on a GAAP basis:
December	41.6	37.7	34.9
January – November	442.8	401.3	357.2
January – December	$484.4	439.0	392.1
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

Corporate Expense – The Brink’s Company

	Years Ended December 31,			% change
(In millions)	2007	2006	2005	2007	2006

Corporate expense	$49.6	48.4	44.7	2	8

Corporate expense in 2007 was higher than 2006 as a result of professional, legal and advisory fees incurred related to initiatives by certain of the Company’s shareholders and a proxy contest initiated by MMI Investments, L.P. (“MMI”), one of the Company’s shareholders, over board of director candidates to be elected at the 2008 annual meeting.  The Company reached an agreement with MMI on February 25, 2008, agreeing to reimburse up to $1 million of out-of-pocket expenses incurred by MMI related to the proxy contest.  In addition, the Company expects corporate expense in 2008 to be higher as a result of professional fees associated with the spin-off of BHS and recent shareholder initiatives.  After the spin-off (expected in the fourth quarter of 2008) expenses related to the spin-off will be classified within discontinued operations.

Corporate expense was higher in 2006 compared to 2005 due primarily to recording $7.3 million in 2006 of share-based compensation costs as a result of adopting a new accounting standard, partially offset by lower professional and consulting fees associated with Section 404 of the Sarbanes-Oxley Act of 2002 as the Company outsourced less work during 2006.  See notes 1 and 15 to the consolidated financial statements for further information regarding the adoption of SFAS 123(R), Share-Based Payment.

Former Operations

For the components of expense from former operations, see “Expenses in Continuing Operations” within “Retained Liabilities and Assets of Former Operations.”

Retained Liabilities and Assets of Former Operations

Executive Overview
The Company has obligations which arose as the result of its long history of operating in the coal industry.  Since these obligations are complex and potentially financially volatile, management believes it is important to closely monitor and manage these obligations.

Some of these obligations (reclamation, advance minimum royalties and workers’ compensation) have shorter terms and lesser values.  The Company expects the cash payments for these obligations to be concentrated over the next few years and then end or decline significantly.

Other obligations (retiree medical benefit plan and Black Lung) have longer terms and higher estimated costs.  Payments associated with these liabilities are projected to be made over the next 60 years or more.  These liabilities are largely medical benefits-related, so medical inflation is an important consideration. These obligations cover a pool of individuals that is essentially capped since the Company no longer operates within the coal industry.  Since most of the covered individuals are, for the most part, above or near normal retirement age, these obligations should see a steady decrease in the number of participants and beneficiaries over time.

The net present value of these obligations is a valuable tool for assessing their fair value as of a point in time.  However, such values will fluctuate over time solely due to changes in market interest rates.  As a result, the Company believes the critical factor in evaluating each obligation is the cash flow needed to satisfy it.

The Company employs a team of employees, along with third parties, to monitor and control these liabilities with a primary goal of reducing future cash outflows.  The primary activities of this group are to verify participant eligibility, design and implement plans that provide the required benefits at the lowest cost, and verify costs charged to the plans.

The Company has established a VEBA to help manage the financial impact of the retiree medical benefit plan obligation.  The VEBA is used as a tax-efficient way to fund this obligation.  A well-funded VEBA should help insulate the Company’s assets and cash flow from this obligation.  At December 31, 2007, the VEBA held investments with a fair value of $460 million.  The Company elected to begin using the assets of the VEBA to fund benefit payments beginning January 1, 2007, and paid $34 million of benefits from the VEBA in 2007.

The Company refers to its various long-term liabilities and assets related to its former operations as its “legacy” liabilities and assets.

The legacy liabilities and assets in the following table are based on a variety of estimates, including actuarial assumptions, as described in the Application of Critical Accounting Policies and in the notes to the consolidated financial statements.  These estimated liabilities and assets will change in the future to reflect payments made, investment returns, annual actuarial revaluations, periodic revaluations of reclamation liabilities and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

Summary of Legacy Liabilities and Assets

	December 31,
(In millions)	2007	2006

Legacy liabilities:
Company-sponsored retiree medical (a):
Before Medicare subsidy and VEBA	$560.4	631.6
Medicare subsidy value	(51.0)	(60.7)
VEBA asset value	(460.3)	(459.3)
Company-sponsored retiree medical	49.1	111.6

Black lung (a)	47.5	46.7
Worker’s compensation	21.7	22.8
Health Benefit Act (b)	11.1	19.2
Other	13.5	12.6
Legacy liabilities	$142.9	212.9

Legacy assets:
Other	$2.9	10.6
Deferred tax assets (c)	67.9	95.8
(a)
Company-sponsored retiree medical liabilities and black lung liabilities are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, as amended.

(b)
Health Benefit Act liabilities are accounted for in accordance with EITF 92-13, Accounting for Estimated Payments in Connection with the Coal Industry Retiree Health Benefit Act of 1992 and, accordingly, the Company has accrued the undiscounted estimate of its projected obligation.  The Company uses various assumptions to estimate its liability to The United Mine Workers of America (“UMWA”) Combined Fund (the “Combined Fund”) for future annual premiums, including the number of beneficiaries in future periods and medical inflation.

(c)
The Company has not yet taken deductions in its tax returns for most of the net legacy liabilities associated with the former coal business, and has recorded a deferred tax asset for this future benefit for these temporary differences between book and tax bases.

Under the Health Benefit Act, the Company and various current and former subsidiaries are jointly and severally liable for approximately $300 million of postretirement medical and Health Benefit Act obligations in the above table.  The Company is reviewing the alternative means to lessen the impact of joint and several liabilities as allowed by the Tax Relief and Health Care Act of 2006 (the “2006 Act”).  The purchasers of the Company’s BAX Global and natural resources assets have been indemnified by the Company for the related contingent liability.

Projected Payments and Expenses of Retained Retiree Liabilities and Administrative Costs
The following tables include the actual cash payments and GAAP expense (continuing operations only) related to legacy liabilities for 2005, 2006 and 2007, and as projected for the next five years.

Cash Payments

(In millions)	Actual Payments			Projected Payments
Years Ending December 31,	2005	2006	2007	2008	2009	2010	2011	2012

Postretirement benefits other than pensions:
Company-sponsored medical plans (a):
Before Medicare subsidy (b)	$36	38	37	$40	43	44	45	46
Estimated effect of Medicare subsidy	-	(2)	(3)	(3)	(3)	(3)	(3)	(4)
Benefit payments made from VEBA	-	-	(34)	(40)	(43)	(44)	(45)	(46)
Subtotal	36	36	-	(3)	(3)	(3)	(3)	(4)
Health Benefit Act	8	7	6	4	2	1	1	1
Black lung	6	6	6	5	5	5	5	4
Withdrawal liability	-	20	-	-	-	-	-	-
Workers’ compensation	5	4	3	2	2	2	1	1
Advance minimum royalties	1	1	1	1	1	1	1	1
Reclamation and inactive mine costs	5	1	1	1	1	1	1	1
Administration and other	5	5	4	4	4	4	3	3
Cash proceeds and receipts	(2)	(1)	(1)	-	-	-	-	-

Total	$64	79	20	$14	12	11	9	7

VEBA contributions (a)	$-	225	-	$5	3	3	3	3
(a)
The Company has contributed cash to a VEBA to be used to make future payments for the Company’s retiree medical plans.  The Company reevaluates its contribution policy annually and is not obligated to fund the VEBA.  The Company may elect at any time to use either these assets or its cash from operations to pay benefits for its retiree medical plans.  The Company began paying benefits from the VEBA in 2007, and expects to continue paying benefits from the VEBA in 2008 and later years.  Beginning in 2008, the Company expects to contribute the Medicare subsidy in the year after it is received to the VEBA.

(b)	Future projected payments for the next five years decreased from that projected last year due to updated census data reflecting a lower plan participation rate assumption.

Expenses in Continuing Operations

(In millions)	Actual Expense			Projected Expense
Years Ending December 31,	2005	2006	2007	2008	2009	2010	2011	2012

Postretirement benefits other than pensions:
Company-sponsored medical plans:
Before Medicare subsidy and VEBA (b)	$54	53	49	$45	44	44	43	42
Estimated effect of Medicare subsidy	(6)	(6)	(6)	(5)	(5)	(5)	(5)	(5)
Estimated investment income in VEBA	(13)	(34)	(39)	(39)	(38)	(38)	(37)	(36)
Subtotal	35	13	4	1	1	1	1	1
Black lung	4	4	4	4	3	3	3	3
Pension (a)	5	4	2	(7)	(9)	(10)	(12)	(13)
Administrative and other	7	7	5	4	4	4	3	3
Other income, net	(12)	(1)	(1)	-	-	-	-	-

Total	$39	27	14	$2	(1)	(2)	(5)	(6)
(a)
The above projection does not assume any future pension contributions will be made.  If voluntary or required contributions are made, projected expenses from that year forward would be reduced by the expected long-term return on those contributions.

(b)	Future expenses for the next five years decreased from that projected last year primarily due to a change in the discount rate during 2007.

The above projected payments and expenses are estimated based on the same assumptions used in determining the values of legacy liabilities at December 31, 2007.   The actual amount of cash payments and GAAP expense in future periods may be materially different than amounts presented.  The amounts paid or expensed in the future depend on many factors, including inflation in health care and other costs, the ultimate impact of the 2003 Medicare reform bill, discount rates, the level of contributions to and the investment performance of the VEBA, whether the Company’s assets or VEBA assets are used to pay benefits, the number of participants in various benefit programs, and the level of administrative costs needed to manage the retained liabilities.

Following are comments covering the more significant legacy liabilities in the above tables.  For additional information, please see note 4 to the consolidated financial statements.  Each of these liabilities and assets is affected by estimates and judgments.  More information is available at “Application of Critical Accounting Policies” later in Management’s Discussion and Analysis.

Company-Sponsored Retiree Medical Benefits Obligations and VEBA
The Company provides postretirement health care benefits to eligible former coal miners and their dependents.  With the assistance of actuaries, the Company annually reevaluates the estimated future cash flows, expenses and current values of the obligations.  Projected payments are expected to increase each year for the next five years as a result of medical inflation and as eligible participants attain retirement age.  This increase will be partially offset by reductions in the number of participants through mortality.

The net liability decreased to $49 million at December 31, 2007, from $112 million at December 31, 2006, primarily due to the increase in the discount rate by 65 basis points to 6.4%.

A VEBA has been established by the Company under Internal Revenue Code Section 501(c)(9).  In general, a contribution made to the VEBA becomes deductible for federal income tax purposes in the year in which it is made.  Investment earnings within the VEBA and distributions from the VEBA to pay designated benefits or to reimburse the Company for designated benefit payments have no federal income tax effect on the Company.  The Company can determine the timing and size of any payment from the VEBA to cover expenses of eligible participants.

The following table summarizes the activity in the VEBA for the last three years:

	Balance at			Benefit	Balance at
(In millions)	January 1,	Contributions	Earnings	Payments	December 31,
2005	$172	-	13	-	185
2006	185	225	49	-	459
2007	459	-	35	(34)	460

The VEBA’s assets are allocated among active investment managers of equities and fixed income securities.  As of December 31, 2007, approximately 69% of the VEBA assets are invested in equities and 31% are invested in fixed income securities.  The VEBA’s assets are being invested in a similar fashion to the Company’s primary U.S. pension plan and the Company has estimated the same expected long-term rate of return of 8.75% per year.

Black Lung Obligations
The Company makes payments to former miners who have been determined to have pneumoconiosis (black lung disease).  Such payments primarily cover disability payments and condition-related medical expenses.  These payments stretch out over many years and have been discounted to a net present value.  Actuarial gains and losses are deferred.  Accumulated unrecognized gains and losses in excess of 10% of the funded status are amortized into continuing expense over the average remaining life expectancy of all participants (approximately 10 years).

The black lung obligation increased to $47.5 million in 2007 from $46.7 million in 2006 largely due to several inactive miners filing new claims in 2007, partially offset by the effect of increasing the discount rate by 35 basis points to 6.1% as of December 31, 2007.

Future cash payments are expected to gradually decline as the number of participants declines through mortality.  Future expense levels are also expected to decline as the remaining value of the obligation declines.

Primary U.S. Pension Plan

The Company has a U.S. defined benefit pension plan for which benefit levels were frozen effective December 31, 2005.  As a result, participants in the plan ceased earning additional benefits at December 31, 2005.  Participants who have not met requirements for vesting are continuing to accrue vesting service in accordance with terms of the plans.  Using actuarial assumptions as of December 31, 2007, the plan had an accumulated benefit obligation (“ABO”) of approximately $710 million.

The ABO represents the net present value of expected future cash flows discounted to December 31, 2007 at 6.4%.  The Company changed its method of estimating its discount rate in 2007.  As of December 31, 2007, the discount rate used to measure the present value of the Company's benefit obligations was derived using the cash flow matching method.  Under this method, the Company compares the plans' projected payment obligations by year with the corresponding yields on the Citigroup Pension Discount Curve and the Mercer Yield Curve.  The cash flows are then discounted to their present value and a discount rate is determined for each curve; the average of the two discount rates is selected and is rounded to the nearest tenth of a percentage point.  As market interest rates fluctuate, the net present value of the Company’s obligation will change.  The impact of a one percentage point (100 basis points) change in the discount rate used at December 31, 2007, would have been as follows:

	Discount Rates
	Increased	Decreased
(In millions)	by 1.0%	by 1.0%

Increase (decrease) in:
ABO at December 31, 2007	$(98)	98
2008 expense	(2)	9

At December 31, 2007, the fair value of the plan’s assets was approximately $709 million.  The Company uses a long-term rate of return assumption to determine expected annual income from plan assets.  This expected annual income reduces future plan expense.  The Company’s expected long-term rate of return in 2008 is 8.75%.  If the Company were to use a different long-term rate of return assumption, annual pension expense would be different.

The historical and projected benefit payments and expense for the U.S. plan are set out in the table below.  The projected benefit payments and expense reflect assumptions used in the valuation at December 31, 2007.  These assumptions are reviewed annually, and it is likely that they will change in future years.

(In millions)	Actual			Projected
Years Ending December 31,	2005	2006	2007	2008	2009	2010

Payment of benefits (paid from plan trust)	$26	28	31	$33	35	37
Expense (income)	42	7	3	(14)	(17)	(19)

As can be noted from the above table, freezing the plan significantly reduced pension expense in 2006.  The level of expense decreased slightly in 2007 primarily as a result of higher plan assets.  The above expense amounts were charged to the business segments in approximately the following proportions:  Brink’s – 38%, BHS – 4%, Corporate – 2%, former operations – 56%.

The amount of cash the Company may have to contribute in the future for the Company’s primary U.S. pension plan is determined using a different set of assumptions which are generally more conservative than the market-based assumptions used under GAAP for financial accounting purposes.

The Company voluntarily contributed $13 million to the primary U.S. pension plan in 2007.  The Company currently projects $18 million of contributions to be made to the primary U.S. pension plan over the next five years, but this projection could change.  These estimated future contributions are higher than that projected last year as a result of the impact of the Pension Protection Act of 2006 which increased the minimum funding requirements for plan years beginning in 2008.  Actual investment returns and interest rates are likely to differ from those assumed at December 31, 2007; this could result in a change in projected contributions.  Voluntary contributions have the effect of reducing and potentially delaying later required contributions.

The pension plan’s benefits will be paid out over an extended period of time.  Accordingly, the Company takes a long-term approach to funding levels and contribution policies.  Historically, long-term returns on assets invested have significantly exceeded the discount rate for pension liabilities so it is expected that a portion of the future liability will be funded by investment returns.  On a GAAP basis, the plan was 99.9% funded at December 31, 2007.

Other  Operating  Income,  Net

Other operating income, net, is a component of the operating segments’ previously discussed operating profits.

	Years Ended December 31,			% change
(In millions)	2007	2006	2005	2007	2006

Hurricane Katrina insurance settlement gains	$3.3	-	-	NM	-
Share in earnings of equity affiliates	3.3	3.3	3.4	-	(3)
Royalty income	2.0	1.8	2.0	11	(10)
Gains on sale of operating assets and mineral rights, net	4.6	0.4	9.6	200+	(96)
Foreign currency transaction losses, net	(8.6)	(1.0)	(3.1)	200+	(68)
Impairment losses	(2.5)	(1.5)	(1.3)	67	15
Other	2.5	2.9	4.5	(14)	(36)
Total	$4.6	5.9	15.1	(22)	(61)

Insurance settlement gains of $3.3 million were recorded in 2007 for final settlement of property damage and business interruption insurance claims related to Hurricane Katrina.

Impairment losses of $2.5 million in 2007 include $2.0 million recorded by Brink’s related to operations in a European country.

Gains on sale of operating assets and mineral rights, net in 2005 included $5.8 million related to a 2003 West Virginia coal asset sale due to the formal transfer of liabilities in 2005 to the buyer.  In addition, a $3.1 million gain on the sale of residual assets and mineral rights related to former mining operations in Kentucky was recognized in 2005.

Nonoperating Income and Expense

Interest Expense

	Years Ended December 31,			% change
(In millions)	2007	2006	2005	2007	2006

Interest expense	$10.9	12.1	17.5	(10)	(31)

Interest expense in 2007 was lower than in 2006 due to lower average debt levels.

Interest expense in 2006 decreased from 2005 levels due to the repayment of the Senior Notes and other borrowings with a portion of the proceeds from the sale of BAX Global, resulting in lower average debt levels.

Interest and Other Income, Net

	Years Ended December 31,			% change
(In millions)	2007	2006	2005	2007	2006

Interest income	$8.7	13.9	4.7	(37)	196
Dividend income from real estate investment	0.5	5.1	4.1	(90)	24
Senior Notes prepayment make-whole amount	-	(1.6)	-	(100)	NM
Other, net	1.3	(0.5)	0.5	NM	NM
Total	$10.5	16.9	9.3	(38)	82

Interest income was lower in 2007 than in 2006 due to lower average levels of marketable securities, and interest income was higher in 2006 from 2005 due to the higher average levels of marketable securities.  The increase in marketable securities in 2006 was the result of investing proceeds acquired with a portion of the proceeds from the sale of BAX Global.  The Company divested these securities prior to December 31, 2006.

Dividend income from a real estate investment was lower in 2007 due to lower real estate activity.  The Company does not expect to receive significant dividends on its real estate investment in 2008.

The Company made a $1.6 million make-whole payment associated with the prepayment of the Senior Notes in 2006.

Income Taxes

	Provision (benefit) for income taxes			Effective tax rate
Years Ended December 31,	2007	2006	2005	2007	2006	2005
	(In millions)			(In percentages)

Continuing operations	$102.2	82.9	49.5	37.4%	38.7%	43.1%
Discontinued operations	(1.2)	267.2	(3.7)	9.6%	36.0%	(4.0)%

Overview
The Company’s effective tax rate has varied in the past three years from the statutory U.S. federal rate due to various factors, including:
•	changes in valuation allowances
•	changes in the geographical mix of earnings
•	timing of benefit recognition for uncertain tax positions
•	state income taxes
•	repatriation of earnings in 2005
•	the initial recognition of a net deferred tax benefit in 2005 recorded as a result of the decision to sell the stock of BAX Global

The Company establishes or reverses valuation allowances for deferred tax assets depending on all available information including historical and expected future operating performance of its subsidiaries.  Changes in judgment about the future realization of deferred tax assets can result in significant adjustments to the valuation allowances.  Based on the Company’s historical and future expected taxable earnings, management believes it is more likely than not that the Company will realize the benefit of the deferred tax assets, net of valuation allowances.

The Company currently believes its effective income tax rate in 2008 will be approximately 37% to 39%.  The actual 2008 tax rate could be materially different from the Company’s estimate.

Continuing Operations
2007
The effective income tax rate on continuing operations in 2007 was higher than the 35% U.S. statutory tax rate primarily due to a $3.0 million net increase in the state tax expense and a $6.5 million increase related to a net increase in the valuation allowance for non-U.S. deferred tax assets.

2006
The effective income tax rate on continuing operations in 2006 was higher than the 35% U.S. statutory tax rate primarily due to $6.7 million of state income tax expense and a $4.9 million net increase in the valuation allowance for non-U.S. deferred tax assets, primarily related to European operations.

2005
The effective income tax rate on continuing operations in 2005 was higher than the 35% U.S. statutory tax rate primarily as a result of new valuation allowances in various countries in South America and Europe, the effects of losses in tax jurisdictions for which the Company does not record a tax benefit for such losses and $3 million of tax expense related to the repatriation of non-U.S. earnings.  This was partially offset by the favorable resolution of contingent state income tax matters.

Discontinued Operations
Discontinued operations include the tax provision or benefit associated with the Company’s BAX Global and other former businesses, and the resolution of associated contingent tax matters.

2007
The income tax benefit on the pretax loss from discontinued operations in 2007 was lower than the 35% U.S. statutory tax rate due to tax benefits not recognized related to losses at Brink’s United Kingdom domestic cash handling operations.

2006
The effective tax rate in 2006 approximated the U.S. statutory tax rate.

2005
The effective tax rate in 2005 was lower than the U.S. statutory tax rate primarily as a result of an income tax benefit of $27.4 million recorded upon the resolution of income tax matters with the Internal Revenue Service related to the former natural resource business.  In addition, the Company recognized a $7.0 million net deferred tax benefit for the excess of the tax basis over the carrying value of the Company’s investment in BAX Global as a result of the Company’s decision to sell BAX Global’s stock.

Other
As of December 31, 2007, the Company has not recorded U.S. federal deferred income taxes on the majority of the undistributed earnings of foreign subsidiaries in accordance with Accounting Principles Board Opinion 23, Accounting for Income Taxes – Special Areas, as amended.  It is expected that these earnings will be permanently reinvested in operations outside the U.S.  It is not practical to compute the estimated deferred tax liability on these earnings.

Minority Interest

	Years Ended December 31,			% change
(In millions)	2007	2006	2005	2007	2006

Minority interest	$22.8	18.3	14.3	25	28

The increase in minority interest in the last two years is primarily due to increases in the earnings of Brink’s Venezuelan and Colombian subsidiaries, which are not wholly owned.

Discontinued Operations

	Years Ended December 31,
(In millions)	2007	2006	2005

Brink’s United Kingdom domestic cash handling operations:
Gain on sale	$1.5	-	-
Results from operations (a)	(13.9)	(10.0)	(8.7)

BAX Global:
Gain on sale	-	586.7	(2.8)
Results from operations (b)	-	7.0	86.8

Adjustments to contingent liabilities and assets of former operations:
Health Benefit Act liabilities	1.7	148.3	2.3
Withdrawal liabilities	-	9.9	6.1
Litigation settlement gain	-	-	15.1
Reclamation liabilities	(1.7)	0.6	(6.2)
Workers’ compensation liabilities	(1.8)	(0.4)	0.4
Other	1.7	(0.8)	0.1
Income (loss) from discontinued operations before income taxes	(12.5)	741.3	93.1
Income tax (expense) benefit	1.2	(267.2)	3.7
Income (loss) from discontinued operations	$(11.3)	474.1	96.8
(a)	Revenues of Brink’s United Kingdom domestic cash handling operations were $28.9 million in 2007 (partial year), $44.3 million in 2006 and $43.6 million in 2005.
(b)
Revenues of BAX Global were $230.0 million in 2006 (partial year) and $2,899.4 million in 2005.  In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, BAX Global ceased depreciating and amortizing long-lived assets after November 2005, the date that BAX Global was classified as held for sale.  Had BAX Global not ceased depreciation and amortization, its pretax income would have been $3.3 million lower in 2006 and $4.9 million lower in 2005.

Brink’s United Kingdom Domestic Cash Handling Operations
During 2007, the Company sold Brink’s United Kingdom domestic cash handling operations for $2.2 million in cash and recognized a $1.5 million gain on the sale.  The Company expects to recognize up to $1.4 million of additional income in discontinued operations during future periods as the assumption of remaining contractual obligations by the buyer is completed.  These operations recorded a $7.5 million impairment charge in 2007, primarily related to writing down leasehold improvements and vehicles to estimated fair value due to the loss of customers. These operations have been reported as discontinued operations for all periods presented.

BAX Global
On January 31, 2006, the Company sold BAX Global, a wholly owned freight transportation subsidiary, for approximately $1 billion in cash, resulting in a pretax gain of approximately $587 million ($375 million after tax). The operating results of BAX Global’s operations through the date of sale have been classified as discontinued operations.  See note 17 to the consolidated financial statements.

Adjustments to Contingent Assets and Liabilities of Former Operations
Health Benefit Act Liabilities.  The Company’s obligations under the Health Benefit Act, as described in note 1 to the consolidated financial statements, was reduced by $148.3 million in 2006, primarily due to the 2006 Act.  The law significantly reduced the Company’s future estimated payments to the Combined Fund.

Withdrawal Liabilities.  The Company withdrew from the UMWA 1950 and 1974 pension plans in June 2005 as the last employees working under UMWA labor agreements left the Company.  As a result of the withdrawal from these coal-related plans, the Company settled its liabilities and made final payments to the plans amounting to $20.4 million in July 2006.  A pretax benefit of $9.9 million related to this settlement was recorded in 2006.

Prior to the 2006 settlement payment, the Company estimated the obligation based on the funded status of the multi-employer plans at the most recent measurement date.  The change in the Company’s liability in 2005 was due to changes in the UMWA plans’ unfunded liabilities.

Federal Black Lung Excise Tax. In 1999, the U.S. District Court of the Eastern District of Virginia entered a final judgment in favor of the Company, ruling that the Federal Black Lung Excise Tax (“FBLET”) is unconstitutional as applied to export coal sales.  In December 2005, the Company reached a final settlement agreement related to all claims for FBLET refunds and recorded a pretax gain of $15.1 million.

Other.  The Company recorded expenses of $1.7 million in 2007 and $6.2 million in 2005 to reflect an increase in the estimated cost of reclamation at its former coal mines.  Income of $0.6 million was recorded during 2006 to reflect a decrease in estimated costs.  The estimate of the cost of reclamation may change in the future.

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

The Company, from time to time, uses foreign currency forward contracts to hedge transactional risks associated with foreign currencies, as discussed in Item 7A below.

Brink’s Venezuelan subsidiaries (“Brink’s Venezuela”) were considered to be operating in a highly inflationary economy in 2002.  Since then,  Venezuela’s economy has not been considered to be highly inflationary.  It is possible that Venezuela’s economy may be considered highly inflationary again at some time in the future.

The Company is exposed to certain risks when it operates in highly inflationary economies, including the risk that
•	the rate of price increases for services will not keep pace with cost inflation
•	adverse economic conditions in the highly inflationary country may discourage business growth which could affect demand for the Company’s services
•	the devaluation of the currency may exceed the rate of inflation and reported U.S. dollar revenues and profits may decline

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

Over the last three years, the Company has used the cash generated from operations and the divestiture of BAX Global and other noncore businesses to repurchase shares and strengthen its balance sheet by reducing debt and making contributions to the VEBA.  Cash flows in the last three years also included significant cash payments associated with retained liabilities of the former coal operations.

The sale of BAX Global in January 2006 provided the Company with cash of approximately $1 billion.  In 2006, with the proceeds, the Company:
•	repurchased approximately 12.2 million shares of the Company’s common stock for approximately $631 million
•	contributed $225 million to a Voluntary Employees’ Beneficiary Association trust (“VEBA”) designated to pay retiree medical obligations to former coal operations employees
•	paid $60 million to settle outstanding Senior Notes
•	significantly reduced other debt
•	paid $67 million of its 2006 U.S. income tax liability
•	paid $20.4 million to settle obligations related to the withdrawal from two multi-employer pension plans of the former coal operations

Summary Cash Flow Information

	Years Ended December 31,			$ change
(In millions)	2007	2006	2005	2007	2006

Cash flows from operating activities
Continuing operations:
Before contributions to VEBA and primary U.S. pension plan	$470.5	262.7	264.7	$207.8	(2.0)
Contributions to VEBA and primary U.S. pension plan	(13.0)	(225.0)	-	212.0	(225.0)
Subtotal	457.5	37.7	264.7	419.8	(227.0)
Discontinued operations:
Brink’s United Kingdom domestic cash handling operations	(3.5)	(5.5)	(4.9)	2.0	(0.6)
BAX Global	-	5.8	54.2	(5.8)	(48.4)
Federal Black Lung Excise Tax refunds	-	15.1	-	(15.1)	15.1
Settlement of pension plan withdrawal liabilities	-	(20.4)	-	20.4	(20.4)
Other	(0.3)	(0.4)	-	0.1	(0.4)
Operating activities	453.7	32.3	314.0	421.4	(281.7)

Cash flows from investing activities
Continuing operations:
Capital expenditures	(319.6)	(277.7)	(270.0)	(41.9)	(7.7)
Net proceeds from disposal of:
Brink’s United Kingdom domestic cash handling operations	2.2	-	-	2.2	-
BAX Global (a)	-	1,010.5	-	(1,010.5)	1,010.5
Natural resource interests	-	-	5.0	-	(5.0)
Acquisitions	(13.4)	(14.4)	(53.2)	1.0	38.8
Purchases of marketable securities, net	(0.5)	(9.6)	(6.0)	9.1	(3.6)
Other	13.5	5.6	3.4	7.9	2.2
Subtotal	(317.8)	714.4	(320.8)	(1,032.2)	1,035.2
Discontinued operations:
Brink’s United Kingdom domestic cash handling operations	0.3	(1.5)	(1.6)	1.8	0.1
BAX Global	-	(5.2)	(72.8)	5.2	67.6
Investing activities	(317.5)	707.7	(395.2)	(1,025.2)	1,102.9

Cash flows before financing activities	$136.2	740.0	(81.2)	$(603.8)	821.2
(a)	Net of $90.3 million of cash held by BAX Global at the date of sale.

Operating Activities

2007
Operating cash flow from continuing operations increased by $419.8 million in 2007 compared to 2006 primarily due to the $225 million contribution to the VEBA in 2006, partially offset by a $13 million contribution in 2007 to the primary U.S. pension plan.  This $212 million decrease in cash outflow for 2007 was augmented by higher operating profit, lower working capital usage and lower cash paid for income taxes.  Also, beginning in 2007, the Company did not use its cash to pay for coal-related retiree benefits.  These amounts were instead paid by the VEBA.  This improved cash flows from operations in 2007 compared to 2006, which included $38 million of direct benefit payments to retirees.

2006
Operating cash flows from continuing operations decreased by $227.0 million in 2006 compared to 2005 primarily due to a $225 million contribution to the VEBA made in 2006.   In addition, higher cash flows from operating activities from Brink’s were partially offset by higher U.S. federal tax payments related to the sale of BAX Global.  Operating cash flows from discontinued operations in 2006 includes $15.1 million of FBLET refunds, as well as payments of $20.4 million in 2006 to settle the Company’s withdrawal liabilities related to multi-employer pension plans.

Investing Activities

Continuing Operations
Investing cash flows decreased by $1.0 billion in 2007 compared to 2006 primarily as the result of the receipt of approximately $1 billion from the sale of BAX Global in 2006.   Cash from investing activities in 2007 included $41.9 million of higher capital expenditures compared to 2006.

Capital Expenditures

	Years Ended December 31,			$ change
(In millions)	2007	2006	2005	2007	2006

Capital Expenditures:
Brink’s	$141.6	113.5	107.3	$28.1	6.2
BHS	177.8	163.9	162.2	13.9	1.7
Corporate	0.2	0.3	0.5	(0.1)	(0.2)
Capital expenditures	$319.6	277.7	270.0	$41.9	7.7

Capital expenditures in 2007 were $41.9 million higher than in 2006.  Brink’s capital expenditures were primarily for new facilities, cash processing and security equipment, armored vehicles, and information technology.  BHS capital expenditures were higher in 2007 as the result of the addition of more new subscribers than in the prior year.

Capital expenditures in 2008 are currently expected to range from $185 million to $195 million at BHS, reflecting an increase in customer installations.  Expected capital expenditures for 2008 at Brink’s range from $155 million to $165 million, reflecting higher spending on branches, vehicles and safes.

Proceeds from Dispositions
Cash flows from investing activities in 2007 included $2.2 million of cash proceeds related to the disposition of Brink’s United Kingdom domestic cash handling operations.

Cash flows from investing activities included cash proceeds of approximately $1 billion in 2006 from the sale of BAX Global.  Sales of natural resource businesses provided cash of $5.0 million in 2005.

Acquisitions
As previously described, Brink’s made a number of acquisitions in the last three years including several operations in Europe.  Cash paid for acquisitions totaled $13.4 million in 2007, $14.4 million in 2006 and $53.2 million in 2005.

Discontinued Operations
Cash used for investing activities for discontinued operations increased by $7.0 million in 2007 from 2006 primarily as a result of the sale of BAX Global in January 2006.  Cash used for investing activities for discontinued operations was lower in 2006 compared to 2005 because capital expenditures at BAX Global were included in the Company’s consolidated cash flow for only one month in 2006.

Business Segment Cash Flows

The Company’s cash flows before financing activities for each of the operating segments are presented below.

	Years Ended December 31,			$ change
(In millions)	2007	2006	2005	2007	2006

Cash flows before financing activities
Continuing operations:
Business segments:
Brink’s	$113.9	77.8	(5.0)	$36.1	82.8
BHS	18.6	11.7	14.6	6.9	(2.9)
Subtotal of business segments	132.5	89.5	9.6	43.0	79.9

Corporate and former operations:
Net proceeds from disposal of:
BAX Global (a)	-	1,010.5	-	(1,010.5)	1,010.5
Natural resource interests	-	-	5.0	-	(5.0)
Contributions to VEBA and primary U.S. pension plan	(13.0)	(225.0)	-	212.0	(225.0)
Purchases of marketable securities, net	(0.5)	(9.6)	(6.0)	9.1	(3.6)
Other	20.7	(113.3)	(64.7)	134.0	(48.6)
Subtotal of continuing operations	139.7	752.1	(56.1)	(612.4)	808.2

Discontinued operations:
Brink’s United Kingdom domestic cash handling operations	(3.2)	(7.0)	(6.5)	3.8	(0.5)
BAX Global	-	0.6	(18.6)	(0.6)	19.2
Federal Black Lung Excise Tax refunds	-	15.1	-	(15.1)	15.1
Settlement of pension plan withdrawal liabilities	-	(20.4)	-	20.4	(20.4)
Other	(0.3)	(0.4)	-	0.1	(0.4)
Cash flows before financing activities	$136.2	740.0	(81.2)	$(603.8)	821.2
(a)	Net of $90.3 million of cash held by BAX Global at the date of sale.

Overview
Cash flows before financing activities from the Company’s business segments totaled $231.6 million over the last three years.  The sale of BAX Global in 2006 for approximately $1 billion also contributed significantly to that year’s cash flows before financing activities.  Using this cash, the Company made a $225 million voluntary contribution to its VEBA.  Cash flows before financing activities in 2006 and 2005 also included significant annual cash payments associated with retained liabilities of the former coal operations.

Brink’s
Cash flows before financing activities increased $36.1 million in 2007 over 2006 primarily due to higher operating profit.  This increase was partially offset by higher capital expenditures.

Cash flows before financing activities at Brink’s increased by $82.8 million in 2006 due to a higher operating profit in 2006 and a $38.8 million decrease in cash used for acquisitions.

BHS
The $6.9 million year-over-year increase in cash flows before financing activities at BHS in 2007 is primarily due to higher cash flows from operations as a result of higher operating profit and lower growth in new installations, partially offset by higher capital expenditures.

The $2.9 million decrease in BHS’ cash flows before financing activities in 2006 is primarily due to a higher income tax rate, partially offset by higher earnings.

Corporate and Former Operations
Other cash flows related to corporate and former operations improved in 2007 as a result of a decision to pay a majority of postretirement medical benefits using assets held by the VEBA beginning January 1, 2007, instead of using corporate cash.  The Company paid $38 million in 2006 and $36 million in 2005 from corporate cash for coal-related medical plan benefits for retirees.  In addition, federal U.S. tax payments were $60 million lower in 2007 compared to 2006.  The Company paid $67 million in 2006 of estimated U.S. income tax liability, principally as a result of the large gain on the sale of BAX Global.  The Company did not pay U.S. federal income taxes in 2005.

The Company received approximately $1 billion in net proceeds for the sale of BAX Global during 2006.  The Company immediately contributed $225 million to the VEBA.

The Company received $5.0 million in total net proceeds during 2005 from the sale of substantially all of its remaining natural resource interests.

Discontinued Operations
Cash flows before financing activities from discontinued operations in 2006 included only one month of operations for BAX Global compared to a full year in 2005.  Additionally in 2006, the Company received $15.1 million in FBLET refunds and paid $20.4 million to settle two multi-employer pension plan withdrawal liabilities.

Financing Activities

Summary of Financing Activities

	Years Ended December 31,
(In millions)	2007	2006	2005

Net borrowings (repayments) of debt:
Short-term debt	$(23.2)	5.6	11.3
Revolving Facility	(33.5)	(68.3)	99.4
Senior Notes	-	(76.7)	(18.3)
Other	(5.2)	(9.4)	(14.9)
Net borrowings (repayments) of debt	(61.9)	(148.8)	77.5
Repurchase of common stock of the Company	(2.7)	(630.9)	-
Dividends to:
Shareholders of the Company	(16.5)	(10.1)	(5.5)
Minority interests in subsidiaries	(7.2)	(9.0)	(6.7)
Proceeds from exercise of stock options and other	18.0	21.0	26.9
Discontinued operations, net	(14.8)	(5.2)	1.4
Cash flows from financing activities	$(85.1)	(783.0)	93.6

During 2007, the Company purchased 60,500 shares of its common stock at an average cost of $60.30.  The purchases were settled in 2007 ($2.7 million) and in January 2008 ($0.9 million).  During 2006, the Company used $630.9 million to purchase 12.2 million shares of its common stock, at an average cost of $51.80 per share.  These shares include 10.4 million shares purchased at $51.20 per share in a $530 million Dutch auction self-tender offer on April 11, 2006.

The Company made scheduled payments of $18.3 million in 2006 and 2005 related to its Senior Notes.  On March 31, 2006, the Company prepaid the outstanding $58.4 million balance of its Senior Notes and made a make-whole payment of $1.6 million.  The Senior Notes were terminated upon prepayment.   In addition, the Company significantly reduced other debt during 2006.

The Company’s operating liquidity needs are typically financed by short-term debt and the Revolving Facility, described below.

Dividends

Quarterly Dividends Paid	Quarter
(In cents per share)	1st	2nd		3rd	4th	Total

2005	2.50	2.50		2.50	2.50	10.00
2006	2.50	6.25	(a)	6.25	6.25	21.25
2007	6.25	10.00	(b)	10.00	10.00	36.25
(a)	The dividend was increased to an annual rate of 25 cents per share beginning with the dividend paid in the second quarter of 2006.
(b)	The dividend was increased to an annual rate of 40 cents per share beginning with the dividend paid in the second quarter of 2007.

On January 25, 2008, the board declared a regular quarterly dividend of 10 cents per share payable on March 3, 2008.  Future dividends are dependent on the earnings, financial condition, cash flow and business requirements of the Company, as determined by the board of directors.  At December 31, 2007, approximately $120 million of shareholders’ equity was not available for dividends to shareholders due to limitations imposed by the Company’s Revolving Facility and other lending arrangements (see note 12 to the consolidated financial statements).

Capitalization

The Company uses a combination of debt, leases and equity to capitalize its operations.  As of December 31, 2007, debt as a percentage of capitalization (defined as total debt and shareholders’ equity) was 10% compared to 18% at December 31, 2006.  The decrease resulted from the reduction in debt of $57.6 million combined with an increase in equity of $292.5 million.  Equity increased in 2007 primarily as a result of the generation of $148.6 million in income from continuing operations and $130.9 million of other comprehensive income.

Summary of Debt, Equity and Other Liquidity Information

	Amount available
	under credit facilities	Outstanding Balance
	December 31,	December 31,
(In millions)	2007	2007	2006	$ change (a)

Debt:
Multi-currency revolving facilities	$66	$4.6	27.4	$(22.8)
Revolving Facility	381	19.0	52.1	(33.1)
Letter of Credit Facility	14	-	-	-
Dominion Terminal Associates bonds	-	43.2	43.2	-
Other	-	45.8	47.5	(1.7)
Debt	$461	$112.6	170.2	$(57.6)

Shareholders’ equity		$1,046.3	753.8	$292.5

Other Liquidity Information:
Cash and cash equivalents		$196.4	137.2	$59.2
Net Debt (Cash) (b)		(83.8)	33.0	(116.8)
(a)	In addition to cash borrowings and repayments, the change in the debt balance also includes changes in currency exchange rates and new capital lease agreements.
(b)	See reconciliation of Non-GAAP measure below.

Reconciliation of Net Debt (Cash) to GAAP Measures

	December 31,
(In millions)	2007	2006

Short-term debt	$12.4	33.4
Long-term debt	100.2	136.8
Debt	112.6	170.2
Less cash and cash equivalents	(196.4)	(137.2)
Net Debt (Cash) (a)	(83.8)	33.0
(a)	Net Debt (Cash) is a non-GAAP measure. Net Debt (Cash) is equal to short-term debt plus the current and noncurrent portion of long-term debt (“Debt” in the tables), less cash and cash equivalents.

The supplemental Net Debt (Cash) information is non-GAAP financial information that management believes is an important measure to evaluate the Company’s financial leverage.  This supplemental non-GAAP information should be reviewed in conjunction with the Company’s consolidated balance sheets.  The Company’s Net Debt (Cash) position at December 31, 2007, as compared to December 31, 2006, improved primarily due to cash generated from operating activities.

Debt
The Company has an unsecured $400 million revolving bank credit facility (the “Revolving Facility”) with a syndicate of banks.  The Revolving Facility’s interest rate is based on LIBOR plus a margin, prime rate, or competitive bid.  The Revolving Facility allows the Company to borrow (or otherwise satisfy credit needs) on a revolving basis over a five-year term ending August 2011.  As of December 31, 2007, $381.0 million was available under the Revolving Facility.

The Company has an unsecured $150 million credit facility with a bank to provide letters of credit and other borrowing capacity over a five-year term ending in December 2009 (the “Letter of Credit Facility”).  As of December 31, 2007, $13.6 million was available for use under this revolving credit facility.  The Revolving Facility and the multi-currency revolving credit facilities described below are also used for the issuance of letters of credit and bank guarantees.

The Company has three unsecured multi-currency revolving bank credit facilities totaling $93.8 million at December 31, 2007, of which $66.1 million was unused.  In February 2008, the €30 million multi-currency facility expired and was not renewed.  When rates are favorable, the Company also borrows from other banks under short-term uncommitted agreements.  Various foreign subsidiaries maintain other secured and unsecured lines of credit and overdraft facilities with a number of banks.

The Company’s Brink’s and BHS subsidiaries have guaranteed the Revolving Facility and the Letter of Credit Facility.  The Revolving Facility, the Letter of Credit Facility and the multi-currency revolving bank credit facilities contain various financial and other covenants.  The financial covenants, among other things, limit the Company’s total indebtedness, limit asset sales, limit the use of proceeds on asset sales, and provide for minimum coverage of interest costs.  The credit agreements do not provide for the acceleration of payments should the Company's credit rating be reduced.  If the Company were not to comply with the terms of its various loan agreements, the repayment terms could be accelerated and the commitments could be withdrawn.  An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  The Company was in compliance with all financial covenants at December 31, 2007.

The Company has guaranteed $43.2 million of bonds issued by the Peninsula Ports Authority of Virginia.  The guarantee originated as part of the Company’s former interest in Dominion Terminal Associates, a deep water coal terminal. The Company continues to pay interest on and guarantee payment of the $43.2 million principal amount and ultimately will have to pay for the retirement of the bonds in accordance with the terms of the guarantee.  The bonds bear a fixed interest rate of 6.0% and mature in 2033.  The bonds may mature prior to 2033 upon the occurrence of specified events such as the determination that the bonds are taxable or the failure of the Company to abide by the terms of its guarantee.

The Company believes it has adequate sources of liquidity to meet its near-term requirements.

Equity
At December 31, 2007, the Company had 100 million shares of common stock authorized and 48.4 million shares issued and outstanding.  As further discussed below, between April 11, 2006 and February 22, 2008, the Company purchased approximately 12.4 million shares of its common stock for $645.8 million.  The shares purchased represented 21% of the 58.7 million shares outstanding on December 31, 2005. Shares held by The Brink’s Company Employee Benefits Trust (the “Employee Benefits Trust”) that have not been allocated to participants under various benefit plans (1.7 million at December 31, 2007) are excluded from earnings per share calculations since they are treated as treasury shares for the calculation of earnings per share.

Dutch Auction
On March 8, 2006, the Company’s board of directors authorized a “Dutch auction” self-tender offer to purchase up to 10 million shares of the Company’s common stock.  Under certain circumstances up to an additional 2% of the outstanding common stock was authorized to be purchased in the tender offer.  The tender offer began on March 9, 2006, and expired on April 6, 2006, and was subject to the terms and conditions described in the offering materials mailed to the Company’s shareholders and filed with the Securities and Exchange Commission.  On April 11, 2006, the Company purchased 10,355,263 shares in the tender offer at $51.20 per share for a total of approximately $530.2 million in cash.  The Company incurred $0.7 million in costs associated with the purchase.

Share Purchase Programs
2006 Program.  Following the self-tender offer, the board authorized additional Company common stock purchases of up to $100 million from time to time as market conditions warranted and as covenants under existing agreements permitted (the “2006 Program”).  The 2006 Program did not require any specific number of shares be purchased.  Under the 2006 Program, the Company used $100 million to purchase 1,823,118 shares of common stock between May 22 and October 5, 2006, at an average price of $54.85 per share.  The Company has no remaining authority under the 2006 Program.

2007 Program.  On September 14, 2007, the Company’s board of directors authorized the purchase of up to $100 million of the Company’s outstanding common shares (the “2007 Program”).  The repurchase authorization does not have an expiration date and potential share repurchases will depend on a variety of factors.  Under the 2007 Program, the Company used $3.6 million to purchase 60,500 shares of common stock between December 5, 2007, and December 31, 2007, at an average price of $60.30 per share.  As of December 31, 2007, the Company had $96.4 million under the 2007 Program available to purchase shares.  In 2008, through February 22, 2008, another 206,800 shares were purchased for $11.2 million at an average cost of $54.39 per share.

Preferred Stock
At December 31, 2007, the Company has the authority to issue up to 2.0 million shares of preferred stock, par value $10 per share.

Series A Preferred Stock Rights Agreement
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

Off Balance Sheet Arrangements

The Company has operating leases that are described in the notes to the consolidated financial statements.  See note 14 for operating leases that have residual value guarantees or other terms that cause the agreement to be considered a variable interest.  The Company uses operating leases to lower its cost of financings.  The Company believes operating leases are an important component of its capital structure.

Contractual Obligations

The following table reflects the contractual obligations of the Company as of December 31, 2007.

	Estimated Payments Due by Period
						Later
(In millions)	2008	2009	2010	2011	2012	Years	Total

Contractual obligations:
Long-term debt obligations	$3.4	2.1	2.1	23.7	1.8	45.6	78.7
Capital lease obligations	7.6	6.9	4.2	1.3	0.4	1.1	21.5
Operating lease obligations	88.7	68.0	51.0	34.1	25.7	66.2	333.7
Purchase obligations:
Service contracts	11.2	9.8	9.7	9.2	0.7	1.3	41.9
Other	11.7	0.5	0.1	-	-	-	12.3
Other long-term liabilities reflected on the
Company’s balance sheet under GAAP -
non-coal related workers compensation
and other claims	24.0	14.3	6.0	3.3	2.5	15.1	65.2
Uncertain tax positions (b)	10.8	-	-	-	-	-	10.8
Subtotal	157.4	101.6	73.1	71.6	31.1	129.3	564.1
Legacy liabilities (a)	10.0	8.0	7.0	6.0	4.0	135.7	170.7
Total	$167.4	109.6	80.1	77.6	35.1	265.0	734.8
(a)
The projected payments for liabilities related to former operations (legacy liabilities) are discussed in “Results of Operations – Retained Liabilities and Assets of Former Operations.”  The Company began using the assets of the VEBA to fund benefit payments in 2007.  As a result, the contractual obligations table above does not include any cash outflows the Company expects to be paid by the VEBA.  The Company estimates the following cash payments using VEBA assets for the next 5 years: $40 million in 2008, $43 million in 2009, $44 million in 2010, $45 million in 2011 and $46 million in 2012.  The Company may elect at any time to use either these assets or its corporate cash to pay benefits for its retiree medical plans.  Estimated payments above exclude administration and other costs.

(b)
The Company has accrued for uncertain tax positions, pursuant to FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109, in the amount of $25.5 million in 2007.  Included in the total is $10.8 million expected to be settled within one year.  The expected timing of the cash settlement for the remaining $14.7 million is currently not reasonably estimable.

Surety Bonds and Letters of Credit

The Company is required by various state and federal laws to provide security with regard to its obligations to pay workers’ compensation benefits, reclaim lands used for mining by the Company’s former coal operations and satisfy other obligations.  As of December 31, 2007, the Company had outstanding surety bonds with third parties totaling approximately $40.7 million that it has arranged in order to satisfy various security requirements.  Most of these bonds provide financial security for obligations which have already been recorded as liabilities.  Surety bonds are typically renewable on a yearly basis; however, there can be no assurance the bonds will be renewed or that premiums in the future will not increase.

The Company believes that it has adequate available borrowing capacity under its Letter of Credit Facility and its Revolving Facility to provide letters of credit or other collateral to secure its obligations if the remaining surety bonds are not renewed.

The Company has issued letters of credit of $136.4 million under its $150 million Letter of Credit Facility, described in “Debt” above.  At December 31, 2007, all of these issued letters of credit were being used to secure various obligations.

Contingent Matters

Income Tax
The Company and its subsidiaries are subject to tax examinations in various U.S. and foreign jurisdictions.  The Company has accrued approximately $26 million for unrecognized tax benefits at December 31, 2007.  The amount of the unrecognized tax benefits has been measured in accordance with FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109 (“FIN 48”).  The amount of tax benefits ultimately recognized for open tax periods at December 31, 2007, will depend on the final outcome of the various issues that may arise during an examination, and the tax benefit recognized may be materially different from that amount as measured under FIN 48.

Former Operations
The Company has recorded estimated liabilities for contingent obligations, including those for premiums to the Combined Fund, coal-related workers’ compensation claims and reclamation obligations.  These are discussed in more detail at “Results of Operations – Retained Liabilities and Assets of Former Operations – Legacy Liabilities and Assets.”

BAX Global, a former business unit of the Company, is defending a claim related to the apparent diversion by a third party of goods being transported for a customer.  Although BAX Global is defending this claim vigorously and believes that its defenses have merit, it is possible that this claim ultimately may be decided in favor of the claimant.   If so, the Company expects that the ultimate amount of reasonably possible unaccrued losses could range from $0 to $11 million.  The Company has contractually indemnified the purchaser of BAX Global for this contingency.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The application of accounting principles requires the use of assumptions, estimates and judgments which are the responsibility of management.  Management makes estimates and judgments based on, among other things, knowledge of operations, markets, historical trends and likely future changes, similarly situated businesses and, when appropriate, the opinions of advisors with relevant knowledge and experience.  Many assumptions, estimates and judgments are straightforward; others are not.  Reported results could have been materially different had management used a different set of assumptions, estimates and judgments.

Deferred Tax Asset Valuation Allowance

It is common for companies to record expenses and accruals before the related payments are actually made.  In the U.S., and most other countries and tax jurisdictions, many deductions for tax return purposes cannot be taken until the expenses are paid.  Similarly, some tax credits and tax loss carry forwards cannot be used until future periods when sufficient taxable income is generated. In these circumstances, under GAAP, companies accrue for the tax benefit expected to be received in future years if, in the judgment of management, it is “more likely than not” that the company will receive the tax benefits.  These benefits (deferred tax assets) are often offset, in whole or in part, by the effects of deferred tax liabilities which relate primarily to deductions available for tax return purposes under existing tax laws and regulations before such costs are reported as expenses under GAAP.

As of December 31, 2007, the Company had approximately $124 million of net deferred tax assets on its consolidated balance sheet.  A significant amount of the Company’s deferred tax assets relates to expected future tax deductions arising from retiree medical and other coal-related expenses the Company has already recorded in its financial statements.  For more details associated with this net balance, see note 5 to the accompanying consolidated financial statements.

Since there is no absolute assurance that these assets will be ultimately realized, management reviews the Company’s deferred tax positions to determine if it is more likely than not that the assets will be realized. Periodic reviews include, among other things, the nature and amount of the taxable income and expense items, the expected timing when assets will be used or liabilities will be required to be reported and the reliability of historical profitability of businesses expected to provide future earnings. Furthermore, management considers tax-planning strategies it can use to increase the likelihood that the tax assets will be realized.  If after conducting the periodic review, management determines that the realization of the tax asset does not meet the “more-likely-than-not” criteria, an offsetting valuation allowance is recorded thereby reducing net earnings and the deferred tax asset in that period.  For these reasons and since changes in estimates can materially affect net earnings, management believes the accounting estimate related to deferred tax asset valuation allowances is a critical accounting estimate.

Due to its expectation that the historical profitability of the Company’s U.S. portion of the Brink’s and BHS operations will continue and the lengthy period over which coal-related liabilities will become available for deduction on tax returns, management has concluded that it is more likely than not that these U.S. federal net deferred tax assets will be realized.

For U.S. state jurisdictions and non-U.S. jurisdictions, the Company has evaluated its ability to fully utilize the net deferred tax assets on an individual jurisdiction basis.  Due to a recent history of losses in some non-U.S. jurisdictions and doubts about whether future operating performance will be sufficiently profitable to realize deferred tax assets, the Company has approximately $56 million of valuation allowances at December 31, 2007.

Among other things, should tax statutes, the timing of deductibility of expenses or expectations for future performance change, the Company could decide to adjust its valuation allowances, which would increase or decrease tax expense, possibly materially.

Goodwill, Other Intangible Assets and Property and Equipment Valuations

Accounting Policies
At December 31, 2007, the Company had property and equipment of $1,118.4 million, goodwill of $141.3 million and other intangible assets of $25.5 million, net of accumulated depreciation and amortization.  The Company reviews these assets for possible impairment using the guidance in SFAS 142, Goodwill and Other Intangible Assets, for goodwill and SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, for other intangible assets and property and equipment.  The review for impairment requires the use of significant judgments about the future performance of the Company’s operating subsidiaries and, as such, the Company believes they represent critical accounting estimates.

Application of Accounting Policies
Goodwill
Goodwill is reviewed for impairment at least annually.  The Company estimates the fair value of Brink’s, the only reporting unit that has goodwill, primarily using estimates of future cash flows.  The fair value of the reporting unit is compared to its carrying value to determine if an impairment is indicated.  To date, no impairment has been identified.  Due to a history of profitability and cash flow generation, the carrying value of goodwill of Brink’s is believed to be appropriate.

Other Intangible Assets and Property and Equipment
To determine if an impairment exists related to long-lived assets besides goodwill, the Company compares estimates of the future undiscounted net cash flows of groups of assets to their carrying value when events or changes in circumstances indicate the carrying amount may not be recoverable.  For purposes of assessing impairment, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets.

Prior to selling a portion of its United Kingdom operation, Brink’s recognized in 2007 a $7.5 million impairment charge.  Besides this, Brink’s has had no other significant impairments of property and equipment in the last three years.

Each quarter, when BHS customers disconnect their monitoring service, BHS records an impairment charge based on the carrying value of the related security systems determined to be permanently disconnected which takes into account future expected reconnections.  Future expected reconnections are estimated using historical data.  Should the estimate of future reconnection experience change, BHS’s impairment charges would be affected.

Employee and Retiree Benefit Obligations

The Company provides its employees and retirees benefits through Company-sponsored plans, including defined benefit pension plans and retiree medical benefit plans and under statutory requirements (e.g., black lung and workers’ compensation obligations).

The primary benefits which require the Company to make cash payments over an extended period of years are:
•	Pension obligation
•	Retiree medical obligation
•	Black Lung obligation
•	Workers’ compensation obligation

Accounting Policy
The Company accounts for its pension plans under SFAS 87, Employers’ Accounting for Pensions, as amended.  The Company accounts for its retiree medical obligations and Black Lung obligations under SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, as amended.  Following annual remeasurements, the Company records changes in liabilities and associated expenses as required under these accounting standards.

As is normal for these benefits, cash payments will be made for periods ranging from the current year to over seventy years from now for some of these benefits.  The amount of the cash payments and related expenses will be affected over time by inflation, salary increases, investment returns and market interest rates, changes in the numbers of plan participants and changes in the benefit obligations and/or laws and regulations covering the benefit obligations.  Because of the inherent volatility of these items and because the obligations are significant, the Company believes these represent critical accounting estimates.

The critical accounting estimates that determine the carrying values of liabilities and the resulting annual expense are discussed below.  The plans that are affected by the assumptions discussed are identified parenthetically in the relevant title.

Application of Accounting Policy
Discount Rate (Pension, Retiree Medical and Black Lung)
A discount rate is used to determine the present value of future payments. The rate should reflect returns expected from high-quality bonds and will fluctuate over time with market interest rates. In general, the Company’s liability changes in an inverse relationship to interest rates, i.e. the lower the discount rate, the higher the associated plan obligation.

The Company changed its method of estimating its discount rate in 2007.  As of December 31, 2007, the discount rate used to measure the present value of the Company's benefit obligations was derived using the cash flow matching method.  Under this method, the Company compares the plans' projected payment obligations by year with the corresponding yields on the Citigroup Pension Discount Curve and the Mercer Yield Curve. The cash flows are then discounted to their present value and a discount rate is determined for each curve; the average of the two discount rates is selected and is rounded to the nearest tenth of a percentage point.  As of December 31, 2007, the Company selected a discount rate of 6.4% for the U.S. pension plans and retiree medical plans, and a discount rate of 6.1% for the Black Lung obligations.

Prior to 2007, the Company selected a discount rate for its plan obligations after reviewing published long-term yield information for a small number of high-quality fixed-income securities (e.g. Moody’s Aa bond yields).  The Company’s advisors also calculated yields for the broader range of long-term high-quality securities with maturities in line with expected payments.  After considering these factors, the Company selected a discount rate of 5.75% as of December 31, 2006.

Sensitivity Analysis
The discount rate selected at year end affects the valuations of plan obligations at year end and calculations of net periodic expenses for the following year.

The tables below compare hypothetical plan obligation valuations as of December 31, 2007, and estimated expenses for 2008 if the Company had used discount rates that were 100 basis points lower or higher.

Plan Obligations at December 31, 2007

	Hypothetical	Actual	Hypothetical
(In millions)	5.4%	6.4%	7.4%

Primary U.S. pension plan accumulated benefit obligation	$808.0	709.8	611.7
Coal-related retiree medical accumulated postretirement benefit obligation (“APBO”)	563.5	509.3	464.0

	Hypothetical	Actual	Hypothetical
(In millions)	5.1%	6.1%	7.1%

Black Lung APBO	$50.9	47.5	43.9

Projected 2008 Expense (Benefit)

	Hypothetical	Actual	Hypothetical
(In millions)	5.4%	6.4%	7.4%

Primary U.S. pension plan	$(4.9)	(13.6)	(15.1)
Coal-related retiree medical	2.7	1.1	(0.3)

	Hypothetical	Actual	Hypothetical
(In millions)	5.1%	6.1%	7.1%

Black Lung	$3.7	3.6	3.4

Return on Assets (Pension and Retiree Medical)
The Company’s primary U.S. defined benefit pension plan had assets at December 31, 2007, valued at approximately $709 million.  This pension plan’s assets are invested primarily using actively managed accounts with asset allocation targets of 47.5% domestic equities and 22.5% international equities, both of which include a broad array of market capitalization sizes and investment styles, and 30% fixed income securities.  The Company’s policy does not permit certain investments, including investments in The Brink’s Company common stock, unless part of a commingled fund.  Fixed-income investments must have an investment grade rating at the time of purchase.  Assets are rebalanced on a quarterly basis if actual allocations of assets are outside predetermined ranges.  Among other factors, the performance of asset groups and investment managers will affect the long-term rate of return.

The Company-sponsored retiree medical plan had assets in a VEBA at December 31, 2007, valued at approximately $460 million.  The assets in the VEBA are invested and managed on a similar basis to the pension plan.  Accordingly, the same long-term rate of return assumption is used for the VEBA.

Pension accounting principles require companies to use estimates of expected asset returns over long periods of time.  The Company selects the expected long-term rate of return assumption using advice from its investment advisor and its actuary considering the plan’s asset allocation targets and expected overall investment manager performance and a review of its most recent ten-year and twenty year historical average compounded rate of return.  After following the above process, the Company selected 8.75% as its expected long-term rate of return as of December 31, 2007 and 2006.

It is unlikely that in any given year the actual rate of return will be the same as the assumed long-term rate of return.  In general, if actual returns exceed the expected long-term rate of return, future levels of expense will go down and vice-versa.  Over the last ten years, the annual returns of the Company’s primary pension plan have fluctuated from a high of a 27.5% gain (2003) to a low of a 9.3% loss (2002) and averaged, on a compounded basis, 8.5%, net of fees, per annum over the period.  During that time period, there were six years in which returns exceeded the assumed long-term rate of return and four years, the three years ended December 31, 2002 and the year ended December 31, 2007, with returns below the assumed long-term rate of return.

If the Company were to use a different long-term rate of return assumption, it would affect annual pension expense but would have no immediate effect on funding requirements.  For every hypothetical change of 100 basis points in the assumed long-term rate of return on plan assets, the Company’s U.S. annual pension plan expense in 2007 would have increased or decreased by approximately $6 million before tax.  Similarly, the 2007 benefit of investment income in the VEBA would have increased or decreased by approximately $4 million.

The reduction (or “credit”) to pension expense associated with the assumed investment return fluctuates based on the level of plan assets (over time, the higher the level of assets, the higher the credit and vice versa) and the assumed rate of return (the higher the rate, the higher the credit and vice versa).

For the pension plan, the Company calculates expected investment returns by applying the expected long-term rate of return to the market-related value of plan assets.  The market-related value of the plan assets is different from the actual or fair-market value of the assets.  The actual or fair-market value is the value of the assets at a point in time that is available to make payments to pensioners and to cover any transaction costs.  The market-related value recognizes changes in fair-value on a straight-line basis over five years.  This recognition method spreads the effects of year-over-year volatility in the financial markets over several years.

The Company has elected to calculate expected investment returns on assets in the VEBA by applying the expected long-term rate of return to the fair market value of the assets at year end.  This method is likely to cause the credit to earnings from the VEBA’s expected return to fluctuate more than the similar credit in the pension plan.

Salary Inflation (Pension)
Historically, pension expense and liabilities varied with the expected rate of salary increases – the higher or lower the annual increase, the higher or lower the liability and expense.  Since the Company has frozen benefits under the U.S. defined benefit pension plan, this assumption will no longer affect future pension expense and liability for that plan.

Medical Inflation (Retiree Medical)
Changes in medical inflation will affect liability and expense amounts differently for the Company’s plans. There is a direct link between medical inflation and expected spending for postretirement medical benefits under the Company-sponsored plan for 2007 and for later years.

For the Company-sponsored retiree medical plan, the Company assumed an inflation rate of 8.2% for 2008, and projects this rate to decline to 5% by 2013.  The average annual increase for medical inflation in the plan for the last five years has been below 8%.  Because of the volatility of medical inflation it is likely that there will be future adjustments to these estimates, although the direction and extent of these adjustments cannot be predicted at the present time.

If the Company had assumed that the health care cost trend rates would be 100 basis points higher in each future year, the APBO for the coal-related retiree medical benefit plan would have been approximately $57 million higher at December 31, 2007, and the expense for 2007 would have been $3.5 million higher.  If the Company had assumed that the future health care cost trend rate would be 100 basis points lower, the APBO would have been approximately $48 million lower at December 31, 2007, and the related 2007 expenses would have been $3.0 million lower.

Workers’ Compensation
Besides the effects of changes in medical costs, worker’s compensation costs are affected by the severity and types of injuries, changes in state and federal regulations and their application and the quality of programs which assist an employee’s return to work.  The Company’s liability for future payments for workers’ compensation claims is evaluated annually with the assistance of its actuary.

Numbers of Participants (All Plans)
The valuations of all of these benefit plans are affected by the life expectancy of the participants. Accordingly, the Company relies on actuarial information to predict the number and life expectancy of participants.  The Company uses the following mortality table for its major plans.

Plan	Mortality table
Retiree medical	RP-2000 Employee, Annuitant and Combined Healthy Blue Collar
Black Lung	1983 Group Annuity Mortality
Primary U.S. pension	RP-2000 Combined Healthy Blue Collar

The 2007 number of participants by major plan is as follows:

Plan	Number of participants
Coal-related	5,045
All other	1,727
Total retiree medical	6,772
Black Lung	777
Primary U.S. pension	22,416

Since the Company is no longer operating in the coal industry, it anticipates that the number of participants in the coal-related postretirement medical plan and the number of participants receiving benefits under black lung regulations will decline over time due to mortality.  Since the U.S. pension plan has been frozen, the number of its participants should also decline over time.

Changes in Laws (All Plans)
The Company’s valuations of its liabilities are determined under existing laws and regulations. Changes in laws and regulations which affect the ultimate level of liabilities and expense are reflected once the changes are final and their impact can be reasonably estimated.  Recent changes in laws that provide government subsidies for amounts paid for pharmaceuticals for medicare-eligible medical plan participants have reduced the Company’s liability.

RECENT ACCOUNTING PRONOUNCEMENTS

Adopted Standards
The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109, effective January 1, 2007.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes.   It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  The adoption of this interpretation increased retained earnings at January 1, 2007, by $7.0 million.

The Company adopted Statement of Financial Accounting Standard (“SFAS”) 123(R), Share-Based Payment, effective January 1, 2006.  Prior to adopting SFAS 123(R), the Company accounted for share-based compensation using the intrinsic-value method under Accounting Principles Board Opinion 25,  Accounting for Stock Issued to Employees, (“APB 25”) as permitted by SFAS 123,  Accounting for Stock-Based Compensation, the predecessor to SFAS 123(R).  Under the intrinsic-value method no share-based compensation cost was recognized as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  SFAS 123(R) eliminates the use of the intrinsic-value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the fair value of those awards.  In addition, SFAS 123(R) requires additional accounting and disclosures for the income tax and cash flow effects of share-based payment arrangements.

The Company adopted SFAS 123(R) using the “modified prospective” transition method.  Under the modified prospective transition method, the Company began recognizing share-based compensation costs on January 1, 2006, but did not restate prior periods.  The amount of compensation cost recognized was computed based on the requirements of SFAS 123(R) for share-based awards granted, modified or settled in 2006, and based on the requirements of SFAS 123 for the unvested portion of awards granted prior to 2006.  Under SFAS 123(R), cash flows from the benefit of tax deductions for stock options in excess of compensation cost are classified in the consolidated statements of cash flows as a financing activity.  Under SFAS 123, these cash flows were included in operating activities and the prior-year amounts have not been reclassified.  In addition, under SFAS 123(R), the Company no longer separately reports The Brink’s Company Employee Benefits Trust (the “Employee Benefits Trust”) in its consolidated statement of shareholders’ equity and consolidated balance sheet; it is now offset with capital in excess of par value.  See note 15 to the consolidated financial statements for more information and for the required pro forma disclosures under SFAS 123 for periods prior to 2006.

The Company adopted SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), effective December 31, 2006.  Prior to the adoption of SFAS 158, the Company accounted for its pension plans under SFAS 87, Employers’ Accounting for Pensions, as previously amended, and for its Company-sponsored retiree medical plans and black lung obligations under SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, as previously amended. SFAS 158 requires companies to recognize the funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its balance sheet and to recognize changes in funded status through comprehensive income in the year in which the changes occur.  The adoption of SFAS 158 reduced the amount of consolidated equity reported by the Company as of December 31, 2006, by $162.9 million.  In addition, SFAS 158 requires current liability classification when the actuarial present value of benefits payable in the next twelve months exceeds the fair value of plan assets.  See note 4 to the consolidated financial statements for more information.

The Company adopted Securities and Exchange Commission Staff Accounting Bulletin 108 (“SAB 108”), effective December 31, 2006, which is codified as SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB 108 requires companies to quantify misstatements using both a balance sheet and an income statement approach (“dual method” approach) and to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors.  Prior to the adoption of SAB 108, the Company evaluated errors using only the income statement approach.

The Company had previously identified that it had been incorrectly applying its accounting policy for recording impairment charges upon subscriber disconnects at BHS.  Prior to the adoption of SAB 108, the Company determined this incorrect application was not material to the financial statements using the income statement approach.  The correction of this application was considered material using the dual method approach due to the impact on the trend of segment operating profit of BHS.  Upon adoption of SAB 108, to correctly apply its accounting policy to subscriber disconnects, the Company recorded a $3.8 million ($2.4 million after tax) increase to retained earnings in 2006.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), an interpretation of SFAS 143, Asset Retirement Obligations. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143 includes a legal obligation associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement is conditional on a future event that may or may not be within the control of the entity.  An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated, even if conditional on a future event.  The Company has conditional asset retirement obligations primarily associated with leased facilities.  The Company adopted FIN 47 on December 31, 2005, and recognized the following:

(In millions)

Adjustment at December 31, 2005
Increase in assets:
Leasehold improvements	$3.8
Noncurrent deferred income tax asset	0.9
4.7
Increase in liabilities - asset retirement obligations	(10.1)
Cumulative effect of change in accounting principle, net of tax (a)	$(5.4)
(a)	Includes $1.0 million of cumulative effect of change in accounting principle, net of tax, related to BAX Global and $0.9 million related to Brink’s United Kingdom domestic cash handling operations.

Standards Not Yet Adopted
In September 2006, the FASB issued SFAS 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosure of fair value measurements.  SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability.  The Company is required to adopt SFAS 157 in the first quarter of 2008, however, in February 2008, the FASB issued FSP 157-2, Partial Deferral of the Effective Date of SFAS 157, which would delay the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities.  The Company does not expect that the implementation of SFAS 157, as it relates to the Company’s financial assets and financial liabilities, will have a material effect on the Company’s results of operations or financial position.  The Company is currently evaluating the potential impact, if any, as it relates to the Company’s nonfinancial assets and liabilities.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115.  SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the “fair value option”).  Unrealized gains and losses, arising subsequent to the election of the fair value option, are reported in earnings.  The Company is required to adopt SFAS 159 in the first quarter of 2008.  The Company does not expect that the implementation SFAS 159 will have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS 141(R), Business Combinations.  SFAS 141(R) establishes requirements for an acquirer to record the assets acquired, liabilities assumed, and any related noncontrolling interest related to the acquisition of a controlled subsidiary, measured at fair value as of the acquisition date.  The Company is required to adopt SFAS 141(R) in the first quarter of 2009.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141(R) on the Company’s results of operations and financial position.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS 160 amends Accounting Research Bulletin (“ARB”) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary, as well as for the deconsolidation of a subsidiary.  Specificially, SFAS 160 clarifies that noncontrolling interests in a subsidiary should be reported as equity in the consolidated financial statements.  The Company is required to adopt SFAS 160 in the first quarter of 2009.  The Company has $68.2 million at December 31, 2007, and $51.8 million at December 31, 2006, of minority interest classified as noncurrent liabilities; upon adoption of SFAS 160, these amounts will be classified as part of shareholders’ equity.  Accordingly, the adoption of this standard will increase equity and decrease liabilities, however, the Company does not currently expect that the implementation of SFAS 160 will have a material effect on the Company’s results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s operations have activities in approximately 50 countries. These operations expose the Company to a variety of market risks, including the effects of changes in interest rates, commodity prices and foreign currency exchange rates.  These financial and commodity exposures are monitored and managed by the Company as an integral part of its overall risk management program.

The Company periodically uses various derivative and non-derivative financial instruments, as discussed below, to hedge its interest rate, commodity prices and foreign currency exposures when appropriate. The risk that counterparties to these instruments may be unable to perform is minimized by limiting the counterparties used to major financial institutions with investment grade credit ratings.  The Company does not expect to incur a loss from the failure of any counterparty to perform under the agreements.  The Company does not use derivative financial instruments for purposes other than hedging underlying financial or commercial exposures.

The sensitivity analyses discussed below for the market risk exposures were based on the facts and circumstances in effect at December 31, 2007.  Actual results will be determined by a number of factors that are not under management’s control and could vary materially from those disclosed.

Interest Rate Risk

The Company uses both fixed and floating rate debt and leases to finance its operations. Floating rate obligations, including the Company’s Revolving Facility, expose the Company to fluctuations in cash flows due to changes in the general level of interest rates.  Fixed rate obligations, including the Company’s Dominion Terminal Associates debt, are subject to fluctuations in fair values as a result of changes in interest rates.

Based on the contractual interest rates on the floating rate debt at December 31, 2007, a hypothetical 10% increase in rates would increase cash outflows by approximately $0.3 million over a twelve-month period.  In other words, the Company’s weighted average interest rate on its floating rate instruments was 6.5% per annum at December 31, 2007.  If that average rate were to increase by 0.6 percentage points to 7.1%, the cash outflows associated with these instruments would increase by $0.3 million annually.  The effect on the fair value of the Company’s Dominion Terminal Associates debt for a hypothetical 10% decrease in the yield curve from year-end 2007 levels would result in a $3.6 million increase in the fair value of this debt.

Foreign Currency Risk

The Company, primarily through its Brink’s operations, has exposure to the effects of foreign currency exchange rate fluctuations on the results of all of its foreign operations.  The Company’s foreign operations generally use local currencies to conduct business but their results are reported in U.S. dollars.

The Company is exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of domestic and foreign operations. To mitigate these exposures, the Company, from time to time, enters into foreign currency forward contracts.  At December 31, 2007, no foreign currency forward contracts were outstanding.  The Company does not use derivative financial instruments to hedge investments in foreign subsidiaries since such investments are long-term in nature.

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from year-end 2007 levels against all other currencies of countries in which the Company has continuing operations are as follows:

Hypothetical Effects
(In millions)	Increase/ (decrease)

Translation of 2007 earnings into U.S. dollars	$(6.3)
Transactional exposures	0.5
Translation of net assets of foreign subsidiaries	(51.6)

The hypothetical foreign currency effects above detail the consolidated impact of a simultaneous change in the value of a large number of foreign currencies relative to the U. S. dollar.  The foreign currency exposure impact related to a change in an individual currency could be significantly different.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE BRINK’S COMPANY

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework”. Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

KPMG LLP, the independent registered public accounting firm which audits the Company’s consolidated financial statements, has issued an attestation report of the Company’s internal control over financial reporting.  KPMG’s attestation report appears on page 74.

REPORT of INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
The Brink’s Company:

We have audited The Brink’s Company’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, The Brink’s Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Brink’s Company and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 27, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia
February 27, 2008

REPORT of INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
The Brink’s Company:

We have audited the accompanying consolidated balance sheets of The Brink’s Company and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Brink’s Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As disclosed in note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007, Statement of Financial Accounting Standards No. 123R, Share-Based Payment, effective January 1, 2006, Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, effective December 31, 2006, and Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, effective December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Brink’s Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia
February 27, 2008

THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets

	December 31,
(In millions, except per share amounts)	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$196.4	137.2
Accounts receivable (net of allowance: 2007 – $10.8; 2006 – $11.6)	491.9	469.4
Prepaid expenses and other	93.5	72.4
Deferred income taxes	63.9	71.8
Total current assets	845.7	750.8

Property and equipment, net	1,118.4	981.9
Goodwill	141.3	124.0
Deferred income taxes	90.1	142.2
Other	198.8	189.1

Total assets	$2,394.3	2,188.0

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$12.4	33.4
Current maturities of long-term debt	11.0	10.5
Accounts payable	171.9	142.8
Income taxes payable	14.9	33.9
Accrued liabilities	429.7	386.1
Total current liabilities	639.9	606.7

Long-term debt	89.2	126.3
Accrued pension costs	58.0	135.5
Postretirement benefits other than pensions	111.9	180.1
Deferred revenue	178.6	164.5
Deferred income taxes	29.8	20.8
Minority interest	68.2	51.8
Other	172.4	148.5
Total liabilities	1,348.0	1,434.2

Commitments and contingent liabilities (notes 4, 5, 12, 14, 17 and 21)

Shareholders’ equity:
Common stock, par value $1 per share:
Shares authorized: 100.0
Shares issued and outstanding: 2007 – 48.4; 2006 – 48.5	48.4	48.5
Capital in excess of par value	452.6	414.7
Retained earnings	675.8	552.0
Accumulated other comprehensive income (loss):
Benefit plan experience loss	(146.3)	(236.3)
Benefit plan prior service cost	(7.4)	(8.8)
Foreign currency translation	22.0	(17.7)
Unrealized gains on marketable securities	1.2	1.4
Accumulated other comprehensive loss	(130.5)	(261.4)

Total shareholders’ equity	1,046.3	753.8

Total liabilities and shareholders’ equity	$2,394.3	2,188.0

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
(In millions, except per share amounts)	2007	2006	2005

Revenues	$3,219.0	2,793.3	2,505.4

Expenses:
Operating expenses	2,450.8	2,131.3	2,000.1
Selling, general and administrative expenses	498.8	458.4	397.4
Total expenses	2,949.6	2,589.7	2,397.5
Other operating income, net	4.6	5.9	15.1

Operating profit	274.0	209.5	123.0

Interest expense	(10.9)	(12.1)	(17.5)
Interest and other income, net	10.5	16.9	9.3
Income from continuing operations before income taxes and minority interest	273.6	214.3	114.8
Provision for income taxes	102.2	82.9	49.5
Minority interest	22.8	18.3	14.3

Income from continuing operations	148.6	113.1	51.0

Income (loss) from discontinued operations, net of income taxes	(11.3)	474.1	96.8
Income before cumulative effect of change in accounting principle	137.3	587.2	147.8
Cumulative effect of change in accounting principle, net of income taxes (a)	-	-	(5.4)

Net income	$137.3	587.2	142.4

Earnings per common share
Basic:
Continuing operations	$3.19	2.26	0.91
Discontinued operations	(0.24)	9.49	1.72
Cumulative effect of change in accounting principle	-	-	(0.10)
Net income	2.95	11.75	2.53

Diluted:
Continuing operations	$3.16	2.24	0.89
Discontinued operations	(0.24)	9.39	1.70
Cumulative effective of change in accounting principle	-	-	(0.09)
Net income	2.92	11.64	2.50

Weighted-average common shares outstanding
Basic	46.5	50.0	56.3
Diluted	47.0	50.5	57.0
(a)
As discussed in note 1, the Company adopted FIN 47 during 2005 on a cumulative basis as of December 31, 2005, resulting in a change in the Company’s method of accounting for conditional asset retirement obligations.  Pro forma amounts, assuming the new method of accounting for conditional retirement obligations was applied retroactively, are presented in note 1.

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(In millions)	2007	2006	2005

Net income	$137.3	587.2	142.4

Other comprehensive income (loss):
Benefit plan experience:
Net experience gains arising during the year	112.6	-	-
Tax provision related to gains arising during the year	(40.8)	-	-
Reclassification adjustment for amortization of prior net experience loss included in net income	27.1	-	-
Tax benefit related to reclassification adjustment	(8.9)	-	-
Benefit plan experience gain	90.0	-	-

Benefit plan prior service cost:
Prior service credit from plan amendment during the year	0.1	-	-
Reclassification adjustment for amortization of prior service cost included in net income	1.3	-	-
Benefit plan prior service cost	1.4	-	-

Minimum pension liability adjustments:
Adjustments to minimum pension liability	-	90.0	(33.3)
Tax benefit (provision) related to minimum pension liability adjustment	-	(31.7)	11.6
Reclassification for sale of BAX Global Inc.	-	11.1	-
Minimum pension liability adjustments, net of tax	-	69.4	(21.7)

Foreign currency:
Translation adjustments arising during the year	39.9	29.0	(32.3)
Tax benefit (provision) related to translation adjustments	(0.1)	(0.1)	2.3
Reclassification adjustment for sales of foreign subsidiaries	(0.1)	(12.9)	-
Foreign currency translation adjustments, net of tax	39.7	16.0	(30.0)

Marketable securities:
Unrealized net gains on marketable securities arising during the year	1.1	2.0	1.2
Tax provision related to unrealized net gains on marketable securities	(0.4)	(0.7)	(0.4)
Reclassification adjustment for net gains realized in net income	(1.4)	(1.0)	(0.2)
Tax provision related to reclassification adjustment	0.5	0.4	0.1
Unrealized net gains on marketable securities, net of tax	(0.2)	0.7	0.7

Other comprehensive income (loss)	130.9	86.1	(51.0)

Comprehensive income	$268.2	673.3	91.4

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2007, 2006 and 2005

			Capital			Accumulated
			in Excess		Employee	Other
	Shares	Common	of Par	Retained	Benefits	Comprehensive
(In millions)	(a)	Stock	Value	Earnings	Trust	Loss	Total

Balance as of December 31, 2004	56.7	$56.7	457.4	352.9	(44.9)	(133.6)	688.5

Net income	-	-	-	142.4	-	-	142.4
Other comprehensive loss	-	-	-	-	-	(51.0)	(51.0)
Dividends ($0.10 per share)	-	-	-	(5.5)	-	-	(5.5)
Retire shares of common stock	(0.1)	(0.1)	(2.1)	(1.8)	-	-	(4.0)
Employee Benefits Trust:
Shares issued to trust	2.1	2.1	65.0	-	(67.1)	-	-
Remeasurement	-	-	22.5	-	(22.5)	-	-
Proceeds from exercise of stock options	-	-	(26.4)	-	58.0	-	31.6
Tax benefit of stock options exercised	-	-	15.1	-	-	-	15.1
Other share-based benefit programs	-	-	(0.9)	-	21.3	-	20.4
Balance as of December 31, 2005	58.7	58.7	530.6	488.0	(55.2)	(184.6)	837.5

Net income	-	-	-	587.2	-	-	587.2
Other comprehensive income	-	-	-	-	-	86.1	86.1
Shares repurchased (see note 16):
“Dutch auction” self-tender offer	(10.4)	(10.4)	(89.0)	(431.5)	-	-	(530.9)
Other	(1.8)	(1.8)	(15.9)	(82.3)	-	-	(100.0)
Dividends ($0.2125 per share)	-	-	-	(10.1)	-	-	(10.1)
Retire shares of common stock	-	-	(0.7)	(1.5)	-	-	(2.2)
Shares issued to Employee Benefits Trust
(see notes 1 and 16)	2.0	2.0	(2.0)	-	-	-	-
Share-based compensation:
Stock options:
Compensation expense (b)	-	-	17.7	-	-	-	17.7
Proceeds from exercise of stock options	-	-	18.6	-	-	-	18.6
Excess tax benefit of stock options exercised	-	-	6.1	-	-	-	6.1
Other share-based benefit programs	-	-	4.5	(0.2)	-	-	4.3
Adoption of new accounting standards:
Statement of Financial Accounting Standard
(“SFAS”) 123(R) (see notes 1 and 16)	-	-	(55.2)	-	55.2	-	-
SFAS 158, net of income taxes of $110.2
(see notes 1 and 4)	-	-	-	-	-	(162.9)	(162.9)
Securities and Exchange Commission
Staff Accounting Bulletin 108, net of
income taxes of $1.4 (see note 1)	-	-	-	2.4	-	-	2.4
Balance as of December 31, 2006	48.5	48.5	414.7	552.0	-	(261.4)	753.8

Net income	-	-	-	137.3	-	-	137.3
Other comprehensive income	-	-	-	-	-	130.9	130.9
Shares repurchased (see note 16)	(0.1)	(0.1)	(0.5)	(3.0)	-	-	(3.6)
Dividends ($0.3625 per share)	-	-	-	(16.5)	-	-	(16.5)
Share-based compensation:
Stock options:
Compensation expense	-	-	11.7	-	-	-	11.7
Proceeds from exercise of stock options	-	-	12.6	-	-	-	12.6
Excess tax benefit of stock options exercised	-	-	5.9	-	-	-	5.9
Other share-based benefit programs	-	-	8.4	(0.3)	-	-	8.1
Retire shares of common stock	-	-	(0.2)	(0.7)	-	-	(0.9)
Adoption of - Financial Accounting Standards Board
Interpretation 48 (see notes 1 and 5)	-	-	-	7.0	-	-	7.0
Balance as of December 31, 2007	48.4	$48.4	452.6	675.8	-	(130.5)	1,046.3
(a)
Includes 1.7 million shares at December 31, 2007, held by The Brink’s Company Employee Benefits Trust that have not been allocated to participants (2.3 million shares at December 31, 2006, 1.2 million shares at December 31, 2005, and 1.1 million shares at December 31, 2004).

(b)	Includes amounts classified as discontinued operations.

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
(In millions)	2007	2006	2005

Cash flows from operating activities:
Net income	$137.3	587.2	142.4
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	11.3	(474.1)	(96.8)
Cumulative effect of change in accounting principle	-	-	5.4
Depreciation and amortization	187.7	160.6	146.1
Impairment charges:
Subscriber disconnects	50.4	47.1	45.2
Other	2.5	1.5	1.3
Amortization of deferred revenue	(34.2)	(31.2)	(29.5)
Deferred income taxes	19.5	151.3	11.8
Provision for uncollectible accounts receivable	10.5	7.9	3.5
Compensation expense for stock options	11.7	11.1	-
Other operating, net	23.2	25.0	15.8
Postretirement benefit funding (more) less than expense:
Pension	(7.3)	9.8	37.5
Other than pension	(5.3)	(257.4)	(11.5)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(8.5)	(49.6)	(42.2)
Accounts payable, income taxes payable and accrued liabilities	28.9	(170.8)	16.8
Deferral of subscriber acquisition cost	(23.8)	(24.4)	(22.9)
Deferral of revenue from new subscribers	47.4	44.9	40.7
Prepaid and other current assets	(7.5)	(14.2)	(2.5)
Other, net	13.7	13.0	3.6
Discontinued operations, net	(3.8)	(5.4)	49.3
Net cash provided by operating activities	453.7	32.3	314.0

Cash flows from investing activities:
Capital expenditures	(319.6)	(277.7)	(270.0)
Acquisitions	(13.4)	(14.4)	(53.2)
Marketable securities:
Purchases	(1.8)	(1,663.7)	(7.2)
Sales	1.3	1,654.1	1.2
Cash proceeds from disposal of:
BAX Global, net of $90.3 of cash disposed	-	1,010.5	-
Natural resource interests	-	-	5.0
Other property and equipment	10.6	5.1	3.7
Other, net	5.1	0.5	(0.3)
Discontinued operations, net	0.3	(6.7)	(74.4)
Net cash provided (used) by investing activities	(317.5)	707.7	(395.2)

Cash flows from financing activities:
Long-term debt:
Additions	6.9	2.9	0.2
Repayments	(12.1)	(89.0)	(33.4)
Revolving credit facilities borrowings (repayments), net	(33.5)	(68.3)	99.4
Short-term borrowings (repayments), net	(23.2)	5.6	11.3
Repurchase shares of common stock of The Brink’s Company	(2.7)	(630.9)	-
Dividends to:
Shareholders of The Brink’s Company	(16.5)	(10.1)	(5.5)
Minority interest holders in subsidiaries	(7.2)	(9.0)	(6.7)
Proceeds from exercise of stock options	12.6	18.6	28.3
Excess tax benefits from exercise of stock options	5.8	5.1	-
Other, net	(0.4)	(2.7)	(1.4)
Discontinued operations, net	(14.8)	(5.2)	1.4
Net cash provided (used) by financing activities	(85.1)	(783.0)	93.6
Effect of exchange rate changes on cash	8.1	5.4	(6.6)
Cash and cash equivalents:
Increase (decrease)	59.2	(37.6)	5.8
Balance at beginning of year	137.2	96.2	169.0
Amount held by BAX Global at December 31, 2005	-	78.6	(78.6)
Balance at end of year	$196.4	137.2	96.2

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation
The Brink’s Company (along with its subsidiaries, the “Company”) conducts business in the security industry, through two wholly owned subsidiaries:
•	Brink’s, Incorporated (“Brink’s”)
•	Brink’s Home Security, Inc. (“BHS”)

The Company expects to distribute its interest in BHS to the shareholders of The Brink’s Company in the fourth quarter of 2008, as further discussed in note 23.  After the distribution, the Company will report BHS' results of operations, including previously reported results, within discontinued operations.

On January 31, 2006, the Company sold BAX Global Inc. (“BAX Global”), a wholly owned freight transportation subsidiary, for approximately $1 billion in cash and recorded a pretax gain of approximately $587 million.  On August 5, 2007, the Company sold Brink’s United Kingdom domestic cash handling operations.  Both of these operations have been reported within discontinued operations for all periods presented.   In prior years, the Company sold its natural resource businesses and interests, and adjustments to contingent liabilities of these former operations have also been reported within discontinued operations.  The Company has significant liabilities associated with its former coal operations and expects to have ongoing expenses and cash outflows related to these obligations.  See notes 4, 17 and 21.

Principles of Consolidation
The consolidated financial statements include the accounts of The Brink’s Company and the subsidiaries it controls.  Control is determined based on ownership rights or, when applicable, based on whether the Company is considered to be the primary beneficiary of a variable interest entity.  The Company’s interest in 20%- to 50%-owned companies that are not controlled are accounted for using the equity method (“equity affiliates”), unless the Company does not sufficiently influence the management of the investee.  Other investments are accounted for as cost-method investments or as available-for-sale marketable securities.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition
Brink’s. Revenue is recognized when services are performed.  Services related to armored car transportation, ATM servicing, cash logistics and coin sorting and wrapping are performed in accordance with the terms of customer contracts, which have prices that are fixed and determinable.  Brink’s assesses the customer’s ability to meet the contractual terms, including payment terms, before entering into contracts.  Customer contracts generally are automatically extended after the initial contract period until either party terminates the agreement.

BHS. Monitoring revenues are recognized monthly as services are provided pursuant to the terms of subscriber contracts, which have contract prices that are fixed and determinable.  BHS assesses the subscriber’s ability to meet the contract terms, including payment terms, before entering into the contract.  Generally, nonrefundable installation revenues and a portion of the related direct costs of acquiring new subscribers (primarily sales commissions) are deferred and recognized over an estimated 15 year subscriber relationship period.  When an installation is identified for disconnection, any unamortized deferred revenues and deferred costs related to that installation are recognized at that time.

BAX Global (discontinued operation).  Revenues related to transportation services were recognized, together with related variable transportation costs, on the date shipments depart from facilities en route to destination locations.  BAX Global and its customers agreed to the terms of the shipments, including pricing, prior to shipment.  Pricing terms were fixed and determinable, and BAX Global only agreed to shipments when it believed that the collectibility of related billings was reasonably assured.  Export freight service revenues were shared among the origin and destination countries.

Taxes collected from customers.  Taxes collected from customers and remitted to governmental authorities are not included in revenues in the consolidated statements of operations.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits and investments with original maturities of three months or less.

Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses on the Company’s existing accounts receivable.  The Company determines the allowance based on historical write-off experience.  The Company reviews its allowance for doubtful accounts quarterly.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Property and Equipment
Property and equipment are recorded at cost.  Depreciation is calculated principally on the straight-line method based on the estimated useful lives of individual assets or classes of assets.

Leased property and equipment meeting capital lease criteria are capitalized at the lower of the present value of the related lease payments or the fair value of the leased asset at the inception of the lease.  Amortization is calculated on the straight-line method based on the lease term.

Leasehold improvements are recorded at cost.  Amortization is calculated principally on the straight-line method over the lesser of the estimated useful life of the leasehold improvement or lease term.  Renewal periods are included in the lease term when the renewal is determined to be reasonably assured.

Estimated Useful Lives	Years
Buildings	10 to 25
Building leasehold improvements	3 to 10
Security systems	15
Vehicles	3 to 10
Capitalized software	3 to 5
Other machinery and equipment	3 to 10
Machinery and equipment leasehold improvements	3 to 10

Expenditures for routine maintenance and repairs on property and equipment are charged to expense.  Major renewals, betterments and modifications are capitalized and amortized over the lesser of the remaining life of the asset or, if applicable, the lease term.  Major maintenance of aircraft used by BAX Global (discontinued operation) was capitalized when incurred and amortized over flying time to the next scheduled maintenance date.

BHS retains ownership of most security systems installed at subscriber locations. Costs for those systems are capitalized and depreciated over the estimated lives of the assets. Costs capitalized as part of security systems include equipment and materials used in the installation process, direct labor required to install the equipment at subscriber sites, and other costs associated with the installation process.  These other costs include the cost of vehicles used for installation purposes and the portion of telecommunication, facilities and administrative costs incurred primarily at BHS’ branches that are associated with the installation process.  In 2007, direct labor and other costs represented approximately 69% of the amounts capitalized, while equipment and materials represented approximately 31% of amounts capitalized.  In addition to regular straight-line depreciation expense each period, the Company charges to expense the carrying value of security systems estimated to be permanently disconnected based on each period’s actual disconnects and historical reconnection experience.

Part of the costs related to the development or purchase of internal-use software is capitalized and amortized over the estimated useful life of the software.  Costs that are capitalized include external direct costs of materials and services to develop or obtain the software, and internal costs, including compensation and employee benefits for employees directly associated with a software development project.

Goodwill and Other Intangible Assets
Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired.  Intangible assets arising from business acquisitions include covenants not to compete, customer lists and other identifiable intangibles.  Intangible assets that are subject to amortization have, at December 31, 2007, average remaining useful lives ranging from 1 to 8 years and are amortized primarily on a straight-line basis.

Impairment of Long-Lived Assets
Goodwill is tested for impairment at least annually by comparing the carrying value of each reporting unit to its estimated fair value.  The Company bases its estimates of fair value on projected future cash flows.  The Company completed goodwill impairment tests during each of the last three years with no impairment charges required.

Long-lived assets other than goodwill are reviewed for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable.

For long-lived assets other than goodwill that are to be held and used in operations, an impairment is indicated when the estimated total undiscounted cash flow associated with the asset or group of assets is less than carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.

Long-lived assets held for sale are carried at the lower of carrying value or fair value less cost to sell.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.

Pension and Other Postretirement Benefit Plans
The Company accounts for its pension plans under Statement of Financial Accounting Standard (“SFAS”) 87, Employers’ Accounting for Pensions, as amended.  The Company accounts for other postretirement benefit plans under SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, as amended.  See “New Accounting Standards – Adopted Standards,” below for an amendment to SFAS 87 and 106 that was effective December 31, 2006.

The Company changed its method of estimating its discount rate in 2007.  As of December 31, 2007, the discount rate used to measure the present value of the Company’s benefit obligations was derived using the cash flow matching method.  Under this method, the Company compares the plans’ projected payment obligations by year with the corresponding yields on the Citigroup Pension Discount Curve and the Mercer Yield Curve. The cash flows are then discounted to their present value and a discount rate is determined for each curve; the average of the two discount rates is selected and is rounded to the nearest tenth of a percentage point.  The effect of the change in estimate was to increase other comprehensive income in 2007 by $46.3 million.

Prior to 2007, the Company selected a discount rate for its plan obligations after reviewing published long-term yield information for a small number of high-quality fixed-income securities (e.g. Moody’s Aa bond yields) and yields for the broader range of long-term high-quality securities with maturities in line with expected payments.

Assets of pension and other postretirement benefit plans are invested primarily using actively managed accounts of equities, which include a broad array of market capitalization sizes and investment styles, and fixed income securities.  The Company’s policy does not permit certain investments, including investments in The Brink’s Company common stock, unless part of a commingled fund.  Fixed-income investments must have an investment grade rating at the time of purchase.  Assets are rebalanced on a quarterly basis if actual allocations of assets are outside predetermined ranges.  Among other factors, the performance of asset groups and investment managers will affect the long-term rate of return.

The Company selects the expected long-term rate of return assumption for its U.S. pension plan and retiree medical plans using advice from its investment advisor and its actuary considering the plan’s asset allocation targets and expected overall investment manager performance and a review of its most recent ten-year and twenty-year historical average compounded rate of return.

Benefit plan experience gains and losses are recognized in other comprehensive income.  Accumulated net benefit plan experience gains and losses that exceed 10% of the greater of a plan’s benefit obligation or plan assets at the beginning of the year are amortized into earnings from other comprehensive income on a straight-line basis.  The amortization period for pension plans is the average remaining service period of employees expected to receive benefits under the plans.  The amortization period for other postretirement plans is primarily the average remaining life expectancy of inactive participants.

Health Benefit Act Liabilities
The Company is obligated to pay premiums to the United Mine Workers Association Combined Benefit Fund pursuant to rules established by the Coal Industry Retiree Health Benefit Act of 1992, as amended (the “Health Benefit Act”).  Health Benefit Act liabilities are recorded when they are probable and estimable in accordance with Emerging Issues Task Force (“EITF”) 92-13, Accounting for Estimated Payments in Connection with the Coal Industry Retiree Health Benefit Act of 1992.  The Tax Relief and Health Care Act of 2006 (the “2006 Act”) substantially reduced the Health Benefit Act obligations of the Company and provided elective mechanisms to reduce the impact of joint and several liability on the Company and its assets.  The Company recorded a $148.3 million pretax gain within discontinued operations during 2006 primarily due to the effects of the 2006 Act.

Income Taxes
Deferred tax assets and liabilities are recorded to recognize the expected future tax benefits or costs of events that have been reported in different years for financial statement purposes than tax purposes.  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which these items are expected to reverse.  Management periodically reviews recorded deferred tax assets to determine if it is more-likely-than-not that they will be realized.  If management determines it is not more-likely-than-not that a deferred tax asset will be realized, an offsetting valuation allowance is recorded, reducing earnings and the deferred tax asset in that period.  See “New Accounting Standards-Adopted Standards” below for more information.

Foreign Currency Translation
The Company’s consolidated financial statements are reported in U.S. dollars.  A substantial amount of the Company’s business is transacted in other currencies due to the large number of countries in which the Company operates.  In addition, the Company’s foreign subsidiaries maintain their records primarily in the currency of the country in which they operate.  Accordingly, income, expense and balance sheet values must be translated into U.S. dollars.  The value of assets and liabilities of foreign subsidiaries are translated into U.S. dollars using rates of exchange at the balance sheet date and translation adjustments are recorded in other comprehensive income (loss).  Revenues and expenses are translated at rates of exchange in effect during the year.  Transaction gains and losses, and translation adjustments relating to subsidiaries in countries with highly inflationary economies, are included in net income.  No subsidiaries operated in highly inflationary economies during the three years ended December 31, 2007.

Concentration of Credit Risks
Financial instruments which potentially subject the Company to concentrations of credit risks are principally cash and cash equivalents and accounts receivables.  Cash and cash equivalents are held by major financial institutions.  The Company routinely assesses the financial strength of significant customers and this assessment, combined with the large number and geographic diversity of its customers, limits the Company’s concentration of risk with respect to accounts receivable.

Use of Estimates
In accordance with U.S. generally accepted accounting principles (“GAAP”), management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements.  Actual results could differ materially from those estimates.  The most significant estimates used by management are related to goodwill and other long-lived assets, pension and other postretirement benefit obligations, and deferred tax assets.

New Accounting Standards
Adopted Standards
The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109 (“FIN 48”), effective January 1, 2007.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes.  It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  The adoption of this interpretation increased retained earnings at January 1, 2007, by $7.0 million.

The Company adopted SFAS 123(R), Share-Based Payment, effective January 1, 2006.  Prior to adopting SFAS 123(R), the Company accounted for share-based compensation using the intrinsic-value method under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, (“APB 25”) as permitted by SFAS 123, Accounting for Stock-Based Compensation, the predecessor to SFAS 123(R).  Under the intrinsic-value method no share-based compensation cost was recognized as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  SFAS 123(R) eliminates the use of the intrinsic-value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the fair value of those awards.  In addition, SFAS 123(R) requires additional accounting and disclosures for the income tax and cash flow effects of share-based payment arrangements.

The Company adopted SFAS 123(R) using the “modified prospective” transition method.  Under the modified prospective transition method, the Company began recognizing share-based compensation costs on January 1, 2006, but did not restate prior periods.  The amount of compensation cost recognized was computed based on the requirements of SFAS 123(R) for share-based awards granted, modified or settled in 2006, and based on the requirements of SFAS 123 for the unvested portion of awards granted prior to 2006.  Under SFAS 123(R), cash flows from the benefit of tax deductions for stock options in excess of compensation cost are classified in the consolidated statements of cash flows as a financing activity.  Under SFAS 123, these cash flows were included in operating activities and the prior-year amounts have not been reclassified.  In addition, under SFAS 123(R), the Company no longer separately reports The Brink’s Company Employee Benefits Trust (the “Employee Benefits Trust”) in its consolidated statement of shareholders’ equity and consolidated balance sheet; it is now offset with capital in excess of par value.  See note 15 for more information and for the required pro forma disclosures under SFAS 123 for periods prior to 2006.

The Company adopted SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), effective December 31, 2006.  Prior to the adoption of SFAS 158, the Company accounted for its pension plans under SFAS 87, Employers’ Accounting for Pensions, as previously amended, and for its Company-sponsored retiree medical plans and black lung obligations under SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, as previously amended.  SFAS 158 requires companies to recognize the funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its balance sheet and to recognize changes in funded status through comprehensive income in the year in which the changes occur.  The adoption of SFAS 158 reduced the amount of consolidated equity reported by the Company as of December 31, 2006, by $162.9 million.  In addition, SFAS 158 requires current liability classification when the actuarial present value of benefits payable in the next twelve months exceeds the fair value of plan assets.  See note 4 for more information.

The changes in the balance sheet at December 31, 2006, arising from the adoption of SFAS 158 are included below:

	December 31, 2006
	Before adoption of	Changes due to	After adoption of
(In millions)	SFAS 158	SFAS 158	SFAS 158

Noncurrent deferred income tax asset	$32.0	110.2	142.2
Accrued liabilities	432.9	(46.8)	386.1
Accrued pension costs	94.5	41.0	135.5
Postretirement benefits other than pensions	(98.8)	278.9	180.1
Accumulated other comprehensive loss	(98.5)	(162.9)	(261.4)

The Company adopted Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 108 (“SAB 108”), effective December 31, 2006, which is codified as SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB 108 requires companies to quantify misstatements using both a balance sheet and an income statement approach (“dual method” approach) and to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors.  Prior to the adoption of SAB 108, the Company evaluated errors using only the income statement approach.

The Company had previously identified that it had been incorrectly applying its accounting policy for recording impairment charges upon subscriber disconnects at BHS.  Prior to the adoption of SAB 108, the Company determined this incorrect application was not material to the financial statements using the income statement approach.  The correction of this application was considered material using the dual method approach due to the impact on the trend of segment operating profit of BHS.  Upon adoption of SAB 108, to correctly apply its accounting policy to subscriber disconnects, the Company recorded a $3.8 million ($2.4 million after tax) increase to retained earnings in 2006.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), an interpretation of SFAS 143, Asset Retirement Obligations.  FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143 includes a legal obligation associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement is conditional on a future event that may or may not be within the control of the entity.  An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated, even if conditional on a future event.  The Company has conditional asset retirement obligations primarily associated with leased facilities.  The Company adopted FIN 47 on December 31, 2005, and recognized the following:

(In millions)

Adjustment at December 31, 2005
Increase in assets:
Leasehold improvements	$3.8
Noncurrent deferred income tax asset	0.9
4.7
Increase in liabilities – asset retirement obligations	(10.1)
Cumulative effect of change in accounting principle, net of tax (a)	$(5.4)
(a)	Includes $1.0 million of cumulative effect of change in accounting principle, net of tax, related to BAX Global and $0.9 million related to Brink’s United Kingdom domestic cash handling operations.

If the Company had adopted FIN 47 on January 1, 2003, the adoption date of SFAS 143, net income and earnings per share in 2005 would have been the following on a pro forma basis:

Year Ended December 31,
(In millions, except per share amounts)	2005

Net income, as reported	$142.4
Add back cumulative effect	5.4
Less total depreciation and interest accretion expense, net of tax	(1.6)
Pro forma net income	$146.2

Net income per common share:
Basic:
As reported	$2.53
Pro forma	2.60
Diluted:
As reported	$2.50
Pro forma	2.57
The pro forma amounts were measured using the same information, assumptions and interest rates used to measure the liability for conditional asset retirement obligations recognized upon adoption of FIN 47.

Standards Not Yet Adopted
In September 2006, the FASB issued SFAS 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosure of fair value measurements.  SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability.  The Company is required to adopt SFAS 157 in the first quarter of 2008, however, in February 2008, the FASB issued FSP 157-2, Partial Deferral of the Effective Date of SFAS 157, which would delay the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities.  The Company does not expect that the implementation of SFAS 157, as it relates to the Company’s financial assets and financial liabilities, will have a material effect on the Company’s results of operations or financial position.  The Company is currently evaluating the potential impact, if any, as it relates to the Company’s nonfinancial assets and liabilities.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115.  SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the “fair value option”).  Unrealized gains and losses, arising subsequent to the election of the fair value option, are reported in earnings.  The Company is required to adopt SFAS 159 in the first quarter of 2008.  The Company does not expect that the implementation of SFAS 159 will have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS 141(R), Business Combinations.  SFAS 141(R) establishes requirements for an acquirer to record the assets acquired, liabilities assumed, and any related noncontrolling interest related to the acquisition of a controlled subsidiary, measured at fair value as of the acquisition date.  The Company is required to adopt SFAS 141(R) in the first quarter of 2009.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141(R) on the Company’s results of operations and financial position.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS 160 amends Accounting Research Bulletin (“ARB”) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary, as well as for the deconsolidation of a subsidiary.  Specificially, SFAS 160 clarifies that noncontrolling interests in a subsidiary should be reported as equity in the consolidated financial statements.  The Company is required to adopt SFAS 160 in the first quarter of 2009.  The Company has $68.2 million at December 31, 2007, and $51.8 million at December 31, 2006, of minority interest classified as noncurrent liabilities; upon adoption of SFAS 160, these amounts will be classified as part of shareholders’ equity.  Accordingly, the adoption of this standard will increase equity and decrease liabilities, however, the Company does not currently expect that the implementation of SFAS 160 will have a material effect on the Company’s results of operations.

Note 2 – Segment Information

The Company conducts business in two operating segments: Brink’s and BHS.  These segments are identified by the Company based on how resources are allocated and operating decisions are made.  Management evaluates performance and allocates resources based on operating profit or loss, excluding corporate allocations.

The Company expects to distribute its interest in BHS to the shareholders of The Brink’s Company in the fourth quarter of 2008, as further discussed in note 23.  After the distribution, the Company will report BHS' results of operations, including previously reported results, within discontinued operations.

Brink’s primary services include:
•	Cash-in-transit (“CIT”) armored car transportation
•	Automated teller machine (“ATM”) replenishment and servicing
•	Money processing
•	Global Services - arranging secure long-distance transportation of valuables
•	Cash Logistics – supply chain management of cash; from point-of-sale through transport, vaulting and bank deposit
•	Guarding services, including airport security
•	Secure Data Solutions - transporting, storing and destroying sensitive information

Brink’s operates in approximately 50 countries.

During the third quarter of 2007, Brink’s recorded a $2.0 million impairment charge to write down long-lived assets to estimated fair value.  The charge was recorded as part of other operating income, net, due to expected future operating losses and negative operating cash flows associated with these assets.

BHS offers monitored security services in North America for owner-occupied, single-family residences and, to a lesser extent, commercial properties.  BHS typically installs and owns the on-site security systems and charges fees to monitor and service the systems.

	Revenues			Operating Profit
	Years Ended December 31,			Years Ended December 31,
(In millions)	2007	2006	2005	2007	2006	2005

Business Segments

Brink’s	$2,734.6	2,354.3	2,113.3	$223.3	184.1	119.5
BHS	484.4	439.0	392.1	114.2	100.3	87.4
Business Segments	3,219.0	2,793.3	2,505.4	337.5	284.4	206.9
Corporate	-	-	-	(49.6)	(48.4)	(44.7)
Former operations	-	-	-	(13.9)	(26.5)	(39.2)
	$3,219.0	2,793.3	2,505.4	$274.0	209.5	123.0

	Capital Expenditures			Depreciation and Amortization
	Years Ended December 31,			Years Ended December 31,
(In millions)	2007	2006	2005	2007	2006	2005

Business Segments

Brink’s	$141.6	113.5	107.3	$104.6	88.8	84.2
BHS	177.8	163.9	162.2	65.6	57.1	49.1
Corporate	0.2	0.3	0.5	0.4	0.7	0.7
Property and equipment	319.6	277.7	270.0	170.6	146.6	134.0
Amortization of BHS deferred subscriber acquisition costs	-	-	-	12.1	10.5	9.0
Amortization of Brink’s intangible assets	-	-	-	5.0	3.5	3.1
	$319.6	277.7	270.0	$187.7	160.6	146.1

	Assets
	December 31,
(In millions)	2007	2006	2005

Business Segments

Brink’s	$1,517.3	1,334.9	1,096.7
BHS	716.3	646.3	585.1
Business Segments	2,233.6	1,981.2	1,681.8
Corporate	93.7	95.1	89.3
Former natural resource operations and interests:
Net deferred tax assets	58.7	95.1	255.1
Other residual coal assets	8.3	16.6	34.2
Discontinued operations	-	-	976.5
	$2,394.3	2,188.0	3,036.9

	Years Ended December 31,
(In millions)	2007	2006	2005

Other BHS Information

Impairment charges from subscriber disconnects	$50.4	47.1	45.2
Amortization of deferred revenue	(34.2)	(31.2)	(29.5)
Deferral of subscriber acquisition costs (current year payments)	(23.8)	(24.4)	(22.9)
Deferral of revenue from new subscribers (current year receipts)	47.4	44.9	40.7

	Long-Lived Assets (a)			Revenues
	December 31,			Years Ended December 31,
(In millions)	2007	2006	2005	2007	2006	2005

Geographic

International:
France	$180.8	160.8	145.9	$628.8	546.5	508.1
Venezuela	61.3	50.2	34.6	224.9	171.7	129.0
Other	328.9	280.9	234.8	1,146.5	928.7	803.0
Subtotal	571.0	491.9	415.3	2,000.2	1,646.9	1,440.1
United States	797.4	716.7	644.6	1,218.8	1,146.4	1,065.3
	$1,368.4	1,208.6	1,059.9	$3,219.0	2,793.3	2,505.4
(a)	Long-lived assets include property and equipment, net; goodwill; other intangible assets, net; and deferred charges.

Revenues are recorded in the country where service is initiated or performed.  No single customer represents more than 10% of total revenue.

	December 31,
(In millions)	2007	2006	2005(a)

Net assets outside the U.S.

Europe, Middle East and Africa	$349.1	246.3	190.5
Latin America	173.9	133.5	123.9
Asia Pacific	33.6	32.7	166.1
Other	48.7	34.6	38.4
	$605.3	447.1	518.9
(a)	Includes $222.2 million in 2005 related to BAX Global.

	December 31,
(In millions)	2007	2006	2005

Investments in unconsolidated equity affiliates

Brink’s	$12.6	10.4	10.2
Other	4.7	4.8	5.5
	$17.3	15.2	15.7

Share of earnings of unconsolidated equity affiliates

Brink’s	$3.0	3.0	3.0
Other	0.3	0.3	0.4
	$3.3	3.3	3.4

Undistributed earnings of equity affiliates included in consolidated retained earnings approximated $8.1 million at December 31, 2007, $7.1 million at December 31, 2006, and $8.7 million at December 31, 2005.

Note 3 – Earnings Per Share

Shares used to calculate earnings per share are as follows:

	Years Ended December 31,
(In millions)	2007	2006	2005

Weighted-average common shares outstanding

Basic	46.5	50.0	56.3
Effect of dilutive stock options	0.5	0.5	0.7
Diluted	47.0	50.5	57.0

Antidilutive stock options excluded from denominator	0.4	0.3	-

Shares of the Company’s common stock held by the Employee Benefits Trust that have not been allocated to participants under the Company’s various benefit plans are excluded from earnings per share calculations since they are treated as treasury shares for the calculation of earnings per share.  The Employee Benefits Trust held 1.7 million unallocated shares at December 31, 2007, 2.3 million unallocated shares at December 31, 2006, and 1.2 million unallocated shares at December 31, 2005.

Note 4 – Employee and Retiree Benefits

The employee benefit plans and other liabilities described below cover eligible employees and retirees. The measurement date for all plans is December 31.

Pension Plans
The Company has various defined-benefit pension plans covering eligible current and former employees.  Benefits under most plans are based on salary and years of service.  Effective December 31, 2005, the Company froze benefit levels for its U.S. defined benefit pension plans.  As a result, participants in the U.S. defined benefit pension plans ceased to earn additional benefits after 2005, although participants who had not met requirements for vesting continue to accrue vesting service in accordance with the terms of the plans.

The Company’s policy is to fund at least the minimum actuarially determined amounts required by applicable regulations.  On September 7, 2007, the Company made a voluntary contribution to its primary U.S. pension plan of $13 million.

The weighted-average assumptions used in determining the net pension cost and benefit obligations for the Company’s pension plans were as follows:

	U.S. Plans			Non-U.S. Plans
	2007	2006	2005	2007	2006	2005

Discount rate:
Pension cost	5.8%	5.5%	5.8%	4.8%	4.8%	5.3%
Benefit obligation at year end	6.4%	5.8%	5.5%	5.5%	4.8%	4.8%

Expected long-term rate of return on assets -
Pension cost	8.8%	8.8%	8.8%	5.6%	5.8%	6.0%

Average rate of increase in salaries (a):
Pension cost	N/A (b)	N/A (b)	5.0%	3.0%	3.1%	3.2%
Benefit obligation at year end	N/A (b)	N/A (b)	N/A (b)	3.0%	3.0%	3.1%
(a)	Salary scale assumptions are determined through historical experience and vary by age and industry.
(b)	The U.S. plan benefits were frozen at December 31, 2005, and pension benefit payments will be based on salaries earned through December 31, 2005.

The RP-2000 Combined Healthy Blue Collar mortality table and the RP-2000 Combined Healthy White Collar mortality table were used to estimate the expected lives of participants in the U.S. pension plans.   Expected lives of participants in non-U.S. pension plans were estimated using mortality tables in the country of operation.

The net pension cost for the Company’s pension plans is as follows:

(In millions)	U.S. Plans			Non-U.S. Plans			Total
Years Ended December 31,	2007	2006	2005	2007	2006	2005	2007	2006	2005

Service cost	$-	-	28.2	$9.2	8.0	10.1	$9.2	8.0	38.3
Interest cost on PBO	44.2	42.0	43.8	10.3	8.7	10.6	54.5	50.7	54.4
Return on assets - expected	(53.5)	(50.6)	(49.9)	(10.0)	(8.4)	(10.0)	(63.5)	(59.0)	(59.9)
Amortization of losses	13.3	17.1	22.9	3.1	3.3	3.3	16.4	20.4	26.2
Curtailment loss	-	-	0.2	-	-	-	-	-	0.2
Net pension cost	$4.0	8.5	45.2	$12.6	11.6	14.0	$16.6	20.1	59.2

Included in:
Continuing operations	$4.0	8.3	33.3	$11.9	10.2	8.8	$15.9	18.5	42.1
Discontinued operations	-	0.2	11.9	0.7	1.4	5.2	0.7	1.6	17.1
Net pension cost	$4.0	8.5	45.2	$12.6	11.6	14.0	$16.6	20.1	59.2

Changes in the projected benefit obligation (“PBO”) and plan assets for the Company’s pension plans are as follows:

(In millions)	U.S. Plans		Non-U.S. Plans		Total
Years Ended December 31,	2007	2006	2007	2006	2007	2006

PBO at beginning of year	$765.8	764.3	206.1	232.4	971.9	996.7
Service cost	-	-	9.2	8.0	9.2	8.0
Interest cost	44.2	42.0	10.3	8.7	54.5	50.7
Plan participant contributions	-	-	3.2	2.4	3.2	2.4
Plan amendments	-	-	-	13.7	-	13.7
Plan settlements	-	-	(0.9)	-	(0.9)	-
Acquisitions	-	-	0.8	-	0.8	-
Benefits paid	(31.6)	(29.0)	(6.5)	(5.8)	(38.1)	(34.8)
Actuarial gains	(47.7)	(11.5)	(18.4)	(5.5)	(66.1)	(17.0)
Foreign currency exchange effects	-	-	26.9	15.4	26.9	15.4
Sale of BAX Global	-	-	-	(63.2)	-	(63.2)
Other	-	-	2.2	-	2.2	-
PBO at end of year	$730.7	765.8	232.9	206.1	963.6	971.9

Fair value of plan assets at beginning of year	$677.3	620.0	157.9	171.2	835.2	791.2
Return on assets – actual	49.5	85.8	8.2	14.9	57.7	100.7
Plan participant contributions	-	-	3.2	2.4	3.2	2.4
Employer contributions	13.6	0.5	10.2	8.4	23.8	8.9
Plan settlements	-	-	(0.9)	-	(0.9)	-
Benefits paid	(31.6)	(29.0)	(6.5)	(5.8)	(38.1)	(34.8)
Foreign currency effects	-	-	22.0	10.5	22.0	10.5
Sale of BAX Global	-	-	-	(43.7)	-	(43.7)
Other	-	-	1.8	-	1.8	-
Fair value of plan assets at end of year	$708.8	677.3	195.9	157.9	904.7	835.2

Funded status	$(21.9)	(88.5)	(37.0)	(48.2)	(58.9)	(136.7)

Included in:
Accrued pension cost:
Current, included in accrued liabilities	$0.7	0.9	0.2	0.3	0.9	1.2
Noncurrent	21.2	87.6	36.8	47.9	58.0	135.5
Net pension liability	$21.9	88.5	37.0	48.2	58.9	136.7

Changes in accumulated other comprehensive income (loss) of the Company’s pension plans are as follows:

(In millions)	U.S. Plans		Non-U.S. Plans		Total
Years Ended December 31,	2007	2006	2007	2006	2007	2006

Benefit plan experience loss recognized in
accumulated other comprehensive income (loss):
Beginning of year	$(122.1)	-	(31.6)	-	(153.7)	-
Net experience gains arising during the year	43.7	-	16.1	-	59.8	-
Reclassification adjustment for amortization of
experience loss included in net income	13.3	-	1.6	-	14.9	-
Adoption of SFAS 158 (a)	-	(122.1)	-	(31.6)	-	(153.7)
End of year	$(65.1)	(122.1)	(13.9)	(31.6)	(79.0)	(153.7)

Benefit plan prior service cost recognized in
accumulated other comprehensive income (loss):
Beginning of year	$-	-	(13.6)	-	(13.6)	-
Reclassification adjustment for amortization of
prior service cost included in net income	-	-	1.5	-	1.5	-
Adoption of SFAS 158 (a)	-	-	-	(13.6)	-	(13.6)
End of year	$-	-	(12.1)	(13.6)	(12.1)	(13.6)
(a)	See note 1.

The Company estimates that $2.8 million of experience loss and $1.6 million of prior service cost will be amortized from accumulated other comprehensive income into net pension cost during 2008.

The actuarial gain in 2007 was primarily due to higher discount rates.  The actuarial gain in 2006 is primarily due to an increase in the discount rate and changes to employee census data.

Information comparing plan assets to plan obligations as of December 31, 2007 and 2006 are aggregated below.  The ABO differs from the PBO in that the ABO is the obligation earned through the date noted.  The PBO includes assumptions about future compensation levels for plans that have not been frozen.

	ABO Greater		Plan Assets
(In millions)	Than Plan Assets		Greater Than ABO		Total
December 31,	2007	2006	2007	2006	2007	2006

PBO	$779.9	902.0	183.7	69.9	963.6	971.9
ABO	774.8	893.9	167.2	60.2	942.0	954.1
Fair value of plan assets	728.6	774.5	176.1	60.7	904.7	835.2

The Company’s weighted-average asset allocations at December 31, 2007 and 2006 by asset category are as follows:

(In millions, except percentages)	U.S. Plans				Non-U.S. Plans (a)
December 31,	2007		2006		2007		2006
	Target	Actual	Target	Actual	Target	Actual	Target	Actual

Equity securities	70%	68%	70%	71%	48%	49%	47%	50%
Debt securities	30%	32%	30%	29%	52%	51%	53%	50%
Total	100%	100%	100%	100%	100%	100%	100%	100%

Plan assets at fair value		$708.8		677.3		195.9		157.9
Actual return on assets during year		$49.5		85.8		8.2		14.9
(a)	Targets for non-U.S. asset allocations are weighted averages.

Based on December 31, 2007, data, assumptions and funding regulations, the Company does not currently plan to make a contribution to the primary U.S. plan for the plan year 2007.  A $13 million contribution was made during the third quarter of 2007 for plan year 2006.  There are limits to the amount of benefits which can be paid to participants from a U.S. qualified pension plan.  The Company maintains a nonqualified U.S. plan to pay benefits for those eligible current and former employees in the U.S. whose benefits exceed the regulatory limits.

The Company expects to contribute approximately $0.9 million to its supplemental U.S. pension plan and $12.5 million to its non-U.S. pension plans in 2008.

The Company’s projected benefit payments at December 31, 2007, for each of the next five years and the aggregate five years thereafter are as follows:

(In millions)	U.S. Plans	Non-U.S. Plans	Total

2008	$34.3	5.7	40.0
2009	36.1	6.3	42.4
2010	38.0	7.5	45.5
2011	40.0	7.5	47.5
2012	42.4	8.8	51.2
2013 through 2017	248.7	55.7	304.4
Total	$439.5	91.5	531.0

Termination Benefits
The Company periodically restructures operations and is required to pay termination benefits pursuant to contractual or legal requirements.  These termination benefits are recorded pursuant to the provisions of SFAS 88, Employers’ Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and Termination Benefits.

During 2007, one of the Company’s Brink’s European subsidiaries resized its operations and accrued $2.4 million in termination benefits.

During 2006, the Company’s Brink’s Australian subsidiary lost its largest customer.  The Company took actions to restructure the subsidiary in the second and third quarters, and recorded charges of $2.6 million for termination benefits.

During 2005, one of the Company’s Brink’s European subsidiaries resized its operations and accrued $6.1 million in termination benefits.  During 2006, the Company reduced this estimate by $0.4 million.

Multi-employer Pension Plans
The Company contributes to multi-employer pension plans in a few of its non-U.S. subsidiaries.  Multi-employer pension expense for continuing operations was $2.0 million in 2007, $1.8 million in 2006 and $2.9 million in 2005.

In 2006, the Company settled its multi-employer pension withdrawal liabilities related to the Company’s former coal operations and made final payments to the plans of $20.4 million, resulting in a $9.9 million pretax gain recognized in discontinued operations.  During 2005, the Company reduced its estimated withdrawal liability by $6.1 million and recognized a gain in discontinued operations.

Savings Plans
The Company sponsors various defined contribution plans to help eligible employees provide for retirement.  Employees’ eligible contributions to the primary U.S. 401(k) plan were matched at 125% during 2007 and 2006 and 75% in 2005.  Participants were formerly allowed to invest in common stock of the Company, but during January 2008, all Company stock investments have been reallocated to other investments.  The Company’s matching contribution expense is as follows:

(In millions)	U.S. 401(k)			Other Plans			Total
Years Ended December 31,	2007	2006	2005	2007	2006	2005	2007	2006	2005

Continuing operations	$18.0	16.5	6.5	$1.1	1.9	2.4	$19.1	18.4	8.9
Discontinued operations	-	0.5	3.6	0.2	0.7	4.5	0.2	1.2	8.1
	$18.0	17.0	10.1	$1.3	2.6	6.9	$19.3	19.6	17.0

Postretirement Benefits Other Than Pensions
Summary
The Company has obligations for various postretirement benefits other than pensions.  The related liability amounts recorded on the balance sheets for the last two years are detailed below.

	December 31,
(In millions)	2007	2006

Company-sponsored medical benefits	$62.8	126.5
Black Lung	47.5	46.7
Health Benefit Act	11.1	19.2
	$121.4	192.4

Included in:
Current, included in accrued liabilities	$9.5	12.3
Noncurrent	111.9	180.1
	$121.4	192.4

Company-Sponsored Medical Benefits
The Company provides postretirement health care benefits (the “Company-sponsored plans”) for eligible current and former employees in the U.S. and Canada, including former employees of the former coal operations (the “coal-related” plans).  The components of net periodic postretirement cost related to Company-sponsored plans were as follows:

(In millions)	Coal-related plans			Other plans			Total
Years Ended December 31,	2007	2006	2005	2007	2006	2005	2007	2006	2005

Service cost	$-	-	-	$0.2	0.3	1.0	$0.2	0.3	1.0
Interest cost on accumulated
postretirement benefit
obligations (“APBO”)	31.2	31.8	33.9	0.8	0.9	1.5	32.0	32.7	35.4
Return on assets – expected	(38.6)	(34.2)	(15.1)	-	-	-	(38.6)	(34.2)	(15.1)
Amortization of (gains) losses	11.4	15.1	15.7	(0.3)	(0.1)	0.3	11.1	15.0	16.0
Net periodic postretirement cost	$4.0	12.7	34.5	$0.7	1.1	2.8	$4.7	13.8	37.3

Included in:
Continuing operations	$4.0	12.7	34.5	$0.7	1.0	1.3	$4.7	13.7	35.8
Discontinued operations	-	-	-	-	0.1	1.5	-	0.1	1.5
Net periodic postretirement cost	$4.0	12.7	34.5	$0.7	1.1	2.8	$4.7	13.8	37.3

Changes in the APBO and plan assets for Company-sponsored plans are as follows:

(In millions)	Coal-related plans		Other plans		Total
Years Ended December 31,	2007	2006	2007	2006	2007	2006

APBO at beginning of year	$570.9	633.0	$14.9	26.0	$585.8	659.0
Service cost	-	-	0.2	0.3	0.2	0.3
Interest cost	31.2	31.8	0.8	0.9	32.0	32.7
Plan amendments	-	-	(0.1)	-	(0.1)	-
Benefits paid	(37.1)	(37.8)	(0.9)	(0.6)	(38.0)	(38.4)
Medicare subsidy received	3.0	2.3	-	-	3.0	2.3
Actuarial gain, net	(58.7)	(58.4)	(1.9)	(3.0)	(60.6)	(61.4)
Foreign currency exchange effects	-	-	0.8	-	0.8	-
Sale of BAX Global	-	-	-	(8.7)	-	(8.7)
APBO at end of year	$509.3	570.9	$13.8	14.9	$523.1	585.8

Fair value of plan assets at beginning of year	$459.3	185.3	$-	-	$459.3	185.3
Employer contributions:
Payments to beneficiaries	-	35.5	0.9	0.6	0.9	36.1
Payments to VEBA	-	225.0	-	-	-	225.0
Return on assets – actual	35.1	49.0	-	-	35.1	49.0
Benefits paid	(37.1)	(37.8)	(0.9)	(0.6)	(38.0)	(38.4)
Medicare subsidy received	3.0	2.3	-	-	3.0	2.3
Fair value of plan assets at end of year	$460.3	459.3	$-	-	$460.3	459.3

Funded status	$(49.0)	(111.6)	$(13.8)	(14.9)	$(62.8)	(126.5)
Changes in accumulated other comprehensive income (loss) of the Company’s postretirement plans are as follows:

(In millions)	Coal-related plans		Other plans		Total
Years Ended December 31,	2007	2006	2007	2006	2007	2006

Benefit plan experience gain (loss) recognized in
accumulated other comprehensive income (loss):
Beginning of year	$(229.8)	-	$0.9	-	$(228.9)	-
Net experience gains arising during the year	55.2	-	1.9	-	57.1	-
Reclassification adjustment for amortization of
experience loss (gains) included in net income	11.4	-	(0.1)	-	11.3	-
Adoption of SFAS 158 (a)	-	(229.8)	-	0.9	-	(228.9)
End of year	$(163.2)	(229.8)	$2.7	0.9	$(160.5)	(228.9)

Benefit plan prior service credit recognized in
accumulated other comprehensive income (loss):
Beginning of year	$-	-	$1.9	-	$1.9	-
Prior service credit from plan amendments
during the year	-	-	0.1	-	0.1	-
Reclassification adjustment for amortization of
prior service credit included in net income	-	-	(0.2)	-	(0.2)	-
Adoption of SFAS 158 (a)	-	-	-	1.9	-	1.9
End of year	$-	-	$1.8	1.9	$1.8	1.9
(a)	See note 1.

The Company estimates that $8.1 million of experience loss and $0.2 million of prior service credit will be amortized from accumulated other comprehensive income into net periodic postretirement cost during 2008.

The APBO for each of the plans was determined using the unit credit method and an assumed discount rate as follows:

Company-sponsored plans	2007	2006	2005

Weighted-average discount rate:
Postretirement cost	5.8%	5.5%	5.8%
Benefit obligation at year end	6.4%	5.8%	5.5%
Expected long-term rate of return on assets – postretirement cost	8.8%	8.8%	8.8%

For Company-sponsored coal-related plans, the assumed health care cost trend rate used to compute the 2007 APBO is 8.2% for 2008, declining ratably to 5% in 2013 and thereafter (in 2006: 9% for 2007 declining ratably to 5% in 2012 and thereafter).  Other plans in the U.S. provide for fixed-dollar value coverage for eligible participants and, accordingly, are not adjusted for inflation.

The RP-2000 Employee, Annuitant and Combined Healthy Blue Collar mortality tables are primarily used to estimate expected lives of participants.

The table below shows the estimated effects of a one percentage point change in the assumed health care cost trend rates for each future year.

	Effect of Change in Assumed Health Care Trend Rates
(In millions)	Increase 1%	Decrease 1%

Higher (lower):
Service and interest cost in 2007	$3.6	(3.0)
APBO at December 31, 2007	57.5	(48.9)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) provides for a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare prescription drug benefits.  Because of the broadness of coverage provided under the Company’s plan, the Company believes that the plan benefits are at least actuarially equivalent to the Medicare benefits.  The estimated effect of the legislation has been recorded as a reduction to the APBO, as permitted by FSP 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.  The estimated value of the projected federal subsidy assumes no changes in participation rates and assumes that the subsidy is received in the year after claims are paid.  The estimated reduction in per capita claim costs for participants over 65 years old was 12%.

The Company’s net periodic postretirement costs were approximately $5.7 million lower in 2007, $6.2 million lower in 2006 and $6.1 million lower in 2005 due to the Medicare Act as a result of lower amortization of losses.  The estimated net present value of the subsidy, reflected as a reduction to the APBO, was approximately $51 million at December 31, 2007, and $61 million at December 31, 2006.

The coal-related plans had an actuarial gain in 2007 primarily related to the increase in the discount rate.

The coal-related plans had an actuarial gain in 2006 primarily related to changes in assumptions for the participation rate for retirees and the increase in discount rate.

The Company’s asset allocations for investments in the VEBA trust at December 31, 2007 and 2006 by asset class are as follows:

	December 31,		December 31,
(In millions, except percentages)	2007		2006
	Target	Actual	Target	Actual

Equity securities	70%	69%	70%	72%
Debt securities	30%	31%	30%	28%
Total	100%	100%	100%	100%

Plan assets at fair value		$460.3		$459.3
Actual return on assets during year		$35.1		$49.0

In January 2006, the Company contributed $225 million to the VEBA with a portion of the proceeds from the sale of BAX Global.  The Company determines whether it will make other discretionary contributions on an annual basis, although it does not currently expect to make further significant contributions in the next several years.

The Company’s projected benefit payments at December 31, 2007, for each of the next five years and the aggregate five years thereafter are as follows:

	Before Medicare Subsidy			Medicare	Net Projected
(In millions)	Coal-related Plans (b)	Other Plans	Subtotal	Subsidy (a)	Payments

2008	$40.4	0.8	41.2	(3.0)	38.2
2009	42.5	0.9	43.4	(3.2)	40.2
2010	44.0	0.8	44.8	(3.4)	41.4
2011	45.1	0.8	45.9	(3.5)	42.4
2012	45.6	0.7	46.3	(3.6)	42.7
2013 through 2017	222.6	4.3	226.9	(19.3)	207.6
Total	$440.2	8.3	448.5	(36.0)	412.5
(a)	Only the coal-related plans are expected to meet the requirements to receive the Medicare subsidy.
(b)	The Company expects to make most of the payments for these benefits through the use of assets in the VEBA.

Pneumoconiosis (Black Lung) Obligations
The Company is self-insured with respect to almost all black lung obligations.  The components of net periodic postretirement benefit cost related to black lung obligations were as follows:

	Years Ended December 31,
(In millions)	2007	2006	2005

Interest cost on APBO	$2.8	2.6	2.9
Amortization of losses	0.9	1.1	1.2
Net periodic postretirement cost	$3.7	3.7	4.1

Changes in the APBO and funded status for black lung obligations are as follows:

	Years Ended December 31,
(In millions)	2007	2006

APBO and funded status at beginning of year	$46.7	51.7
Interest costs	2.8	2.6
Benefits paid	(6.3)	(6.4)
Actuarial (gain) loss, net	4.3	(1.2)
APBO and funded status at end of year	$47.5	46.7

Changes in accumulated other comprehensive income (loss) of the Company’s black lung plan are as follows:

	Years Ended December 31,
(In millions)	2007	2006

Benefit plan experience loss recognized in
accumulated other comprehensive income (loss):
Beginning of year	$(9.8)	-
Net experience losses arising during the year	(4.3)	-
Reclassification adjustment for amortization of
experience loss included in net income	0.9	-
Adoption of SFAS 158 (a)	-	(9.8)
End of year	$(13.2)	(9.8)
(a)	See note 1.

The Company estimates that $0.9 million of the benefit plan experience loss will be amortized from accumulated other comprehensive income (loss) into net periodic postretirement cost during 2008.

The 1983 Group Annuity Mortality table is used to estimate expected lives of participants.  The following are the other key actuarial assumptions for the black lung obligations:

Black Lung Benefits	2007	2006

Discount rate:
Postretirement cost	5.8%	5.5%
Benefit obligation at year end	6.1%	5.8%
Medical cost inflation	8.0%	8.0%

The Company’s projected benefit payments for black lung benefits at December 31, 2007, for each of the next five years and the aggregate five years thereafter are as follows:

Projected
(In millions)	Payments

2008	$5.1
2009	4.9
2010	4.7
2011	4.6
2012	4.4
2013 through 2017	19.0
Total	$42.7

Note 5 – Income Taxes

	Years Ended December 31,
(In millions)	2007	2006	2005

Income from continuing operations before income taxes and minority interest

U.S.	$136.9	113.6	45.1
Foreign	136.7	100.7	69.7
	$273.6	214.3	114.8

Income tax expense (benefit) from continuing operations

Current
U.S. federal	$26.3	(125.3)	(0.3)
State	3.8	15.0	1.9
Foreign	52.6	41.9	36.1
	82.7	(68.4)	37.7

Deferred
U.S. federal	22.3	156.1	10.0
State	0.8	(3.7)	(2.1)
Foreign	(3.6)	(1.1)	3.9
	19.5	151.3	11.8
	$102.2	82.9	49.5

The Company’s U.S. entities file a consolidated U.S. federal income tax return.  The U.S. federal current income tax benefit on continuing operations in 2006 was offset by U.S. federal current tax expense included in income from discontinued operations.

	Years Ended December 31,
(In millions)	2007	2006	2005

Comprehensive provision (benefit) for income taxes allocable to

Continuing operations	$102.2	82.9	49.5
Discontinued operations	(1.2)	267.2	(3.7)
Change in accounting principle	-	-	(0.9)
Other comprehensive income (loss)	49.7	32.1	(13.6)
Shareholders’ equity	(12.9)	(114.9)	(15.1)
	$137.8	267.3	16.2

Rate Reconciliation
The following table reconciles the difference between the actual tax provision from continuing operations and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% in each year to the income from continuing operations before income taxes.

	Years Ended December 31,
(In millions)	2007	2006	2005

Income tax expense computed at 35% statutory rate	$95.8	75.0	40.1
Increases (reductions) in taxes due to:
Adjustments to valuation allowances	6.5	4.9	15.6
State income taxes, net	3.0	6.7	(0.9)
Medicare subsidy of postretirement costs	(2.0)	(2.1)	(2.1)
Repatriation of foreign earnings under the AJCA	-	-	2.9
Foreign income taxes	(2.7)	(2.6)	(0.3)
Foreign tax credit carryover	-	-	(3.9)
Taxes on undistributed earnings of foreign affiliates	1.4	0.5	0.7
Other	0.2	0.5	(2.6)
Actual income tax expense on continuing operations	$102.2	82.9	49.5

Components of Deferred Tax Assets and Liabilities

	December 31,
(In millions)	2007	2006

Deferred tax assets
Deferred revenue	$82.5	75.1
Postretirement benefits other than pensions	46.8	74.3
Pension liabilities	20.1	51.1
Workers’ compensation and other claims	40.5	41.9
Other assets and liabilities	83.2	88.9
Net operating loss carryforwards	51.2	50.3
Alternative minimum and other tax credits	1.3	3.0
Subtotal	325.6	384.6
Valuation allowances	(56.0)	(54.3)
Total deferred tax assets	269.6	330.3

Deferred tax liabilities
Property and equipment, net	103.7	92.8
Prepaid assets	28.0	26.1
Other assets and miscellaneous	14.2	19.1
Total deferred tax liabilities	145.9	138.0
Net deferred tax asset	$123.7	192.3

Included in:
Current assets	$63.9	71.8
Noncurrent assets	90.1	142.2
Current liabilities, included in accrued liabilities	(0.5)	(0.9)
Noncurrent liabilities	(29.8)	(20.8)
Net deferred tax asset	$123.7	192.3

Valuation Allowances
Valuation allowances relate to deferred tax assets in various state and non-U.S. jurisdictions.  Based on the Company’s historical and expected future taxable earnings, and a consideration of available tax-planning strategies, management believes it is more likely than not that the Company will realize the benefit of the existing deferred tax assets, net of valuation allowances, at December 31, 2007.

	Years Ended December 31,
(In millions)	2007	2006	2005

Valuation allowances:
Beginning of year	$54.3	42.1	55.8
Expiring tax credits	(0.9)	(0.5)	(0.5)
Acquisitions and dispositions	(0.8)	(1.2)	(30.1)
Changes in judgment about deferred tax assets (a)	2.7	1.4	10.0
Other changes in deferred tax assets, charged to:
Net income	(1.1)	7.1	9.6
Other comprehensive income	(3.7)	0.7	0.5
Foreign currency exchange effects	5.5	4.7	(3.2)
End of year	$56.0	54.3	42.1
(a)	Includes amounts charged to income from continuing and discontinued operations and is based on beginning-of-year balances of deferred tax assets.

Undistributed Foreign Earnings
As of December 31, 2007, the Company has not recorded U.S. federal deferred income taxes on the majority of the undistributed earnings of foreign subsidiaries in accordance with Accounting Principles Board Opinion 23, Accounting for Income Taxes – Special Areas, as amended.  It is expected that these earnings will be permanently reinvested in operations outside the U.S.  It is not practical to compute the estimated deferred tax liability on these earnings.

The Company repatriated cash of $71.2 million in 2005, including $22.4 million related to BAX Gobal’s non-U.S. subsidiaries, under the repatriation provision of the American Jobs Creation Act of 2004 (“AJCA”).  The Company recognized $3.6 million of additional income tax expense in 2005, including $0.7 million included as a component of discontinued operations, related to the repatriation.

Net Operating Losses
The gross amount of the net operating loss carryforwards as of December 31, 2007, was $193.8 million.  The tax benefit of net operating loss carryforwards, before valuation allowances, as of December 31, 2007 was $51.2 million, and expires as follows:

(In millions)	Federal	State	Foreign	Total

Year of expiration:
2008-2012	$-	-	4.1	4.1
2013-2017	-	-	0.1	0.1
2018 and thereafter	-	2.0	2.7	4.7
Unlimited	-	-	42.3	42.3
	$-	2.0	49.2	51.2

Uncertain Tax Positions
As described in note 1, effective January 1, 2007, the Company adopted FIN 48 and recorded a cumulative-effect adjustment of $7.0 million, reducing the amount of unrecognized tax benefits, interest, and penalties and increasing the balance of retained earnings.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year Ended December 31,
(In millions)	2007

Uncertain tax positions:
Beginning of year (after $7.0 million FIN 48 cumulative effect adjustment)	$17.3
Increases related to prior-year tax positions	0.8
Decreases related to prior-year tax positions	(1.6)
Increases related to current-year tax positions	10.5
Settlements	(0.2)
Effect of the expiration of statutes of limitation	(1.3)
End of year	$25.5

Included in the balance of unrecognized tax benefits at December 31, 2007, are potential benefits of approximately $23.5 million that, if recognized, would impact the effective tax rate on income from continuing operations.  Also included in the balance of unrecognized tax benefits at December 31, 2007, are benefits of approximately $2.0 million that, if recognized, would impact the effective tax rate on income from discontinued operations.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  Interest and penalties included in income tax expense amounted to $1.0 million in 2007 and $1.4 million in 2006.  Income of $0.3 million was recorded in 2005.  The Company had accrued penalties and interest of $2.4 million at December 31, 2007, and $2.6 million at December 31, 2006.

The Company and its subsidiaries file income tax returns in the U.S. federal, and various state and foreign jurisdictions.  With few exceptions, as of December 31, 2007, the Company was no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.  However, it is reasonably possible that unrecognized tax benefits for previously amended tax returns in the amount of $7.2 million will be recognized by the end of 2008.  Additionally, due to statute of limitations expirations and audit settlements, it is reasonably possible that approximately $3.6 million of currently remaining unrecognized tax positions, each of which are individually insignificant, may be recognized by the end of 2008.

Note 6 – Property and Equipment

The following table presents the Company’s property and equipment that is classified as held and used:

	December 31,
(In millions)	2007	2006

Land	$36.5	30.3
Buildings	191.5	161.1
Leasehold improvements	175.1	159.6
Security systems	840.2	742.2
Vehicles	263.4	230.8
Capitalized software	121.6	98.5
Other machinery and equipment	529.4	368.0
	2,157.7	1,790.5
Accumulated depreciation and amortization	(1,039.3)	(808.6)
Property and equipment, net	$1,118.4	981.9

Amortization of capitalized software costs included in continuing operations was $15.8 million in 2007, $13.7 million in 2006 and $13.1 million in 2005.

Note 7 – Acquisitions

The Company has acquired security operations in various countries over the last three years.  These operations have all been included in the Company’s Brink’s operating segment.

	Acquisition completed
(In millions)	in the quarter ended	Purchase price

Luxembourg, Scotland (a) and Ireland	March 31, 2005	$41.9
Poland, Hungary and the Czech Republic (a)	June 30, 2005	10.7
Other		0.6
2005		$53.2

Mauritius	June 30, 2006	$10.7
Other		3.7
2006		$14.4

France	June 30, 2007	$6.3
Other		7.1
2007		$13.4
(a)	Scotland and the Czech Republic were sold in 2007.

These acquisitions have been accounted for as business combinations.  Under the purchase method of accounting, assets acquired and liabilities assumed from these operations are recorded at fair value on the date of acquisition.  The consolidated statements of operations include the results of operations for each acquired entity from the date of acquisition.  The results of the acquired operations were not material to the Company’s consolidated statements of operations for the periods presented.

The purchase prices of recent acquisitions have been preliminarily allocated based on estimates of fair value of assets acquired and liabilities assumed.  The final valuation of net assets is expected to be completed as soon as possible, but not later than one year from the acquisition date.

Note 8 – Goodwill and Other Intangible Assets

Goodwill
Goodwill resulted from acquiring businesses that are now part of the Company’s Brink’s operating segment.  The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows:

	Years Ended December 31,
(In millions)	2007	2006

Goodwill:
Beginning of year	$124.0	103.8
Acquisitions	7.5	9.5
Adjustments (a)	(3.0)	(0.4)
Foreign currency exchange effects	12.8	11.1
End of year	$141.3	124.0
(a)	Purchase accounting adjustment occurring in the year following the acquisition and adjustments to valuation allowances for deferred tax assets.

Other Intangible Assets

	December 31,
(In millions)	2007	2006

Finite-lived intangible assets	$40.7	33.2
Accumulated amortization	(15.2)	(9.3)
Intangible assets, net	$25.5	23.9

The Company’s other intangible assets are included in other assets on the balance sheet (see note 9) and consist primarily of customer lists and covenants not to compete.

Note 9 – Other Assets

	December 31,
(In millions)	2007	2006

Deferred subscriber acquisition costs	$83.2	78.8
Intangible assets, net (see note 8)	25.5	23.9
Investment in unconsolidated entities:
Cost method	23.4	23.4
Equity method	17.3	15.2
Marketable securities	26.3	24.8
Other	23.1	23.0
Other assets	$198.8	189.1

Note 10 – Accrued Liabilities

	December 31,
(In millions)	2007	2006

Payroll and other employee liabilities	$149.0	129.7
Taxes, except income taxes	91.9	78.1
Deferred revenue	39.6	34.5
Workers’ compensation and other claims	27.6	25.8
Postretirement benefits other than pensions (see notes 1 and 4)	9.5	12.3
Other	112.1	105.7
Accrued liabilities	$429.7	386.1

Note 11 – Other Liabilities

	December 31,
(In millions)	2007	2006

Workers’ compensation and other claims	$59.4	62.4
Other	113.0	86.1
Other liabilities	$172.4	148.5

Note 12 – Long-Term Debt

	December 31,
(In millions)	2007	2006

Bank credit facilities:
Revolving Facility (year-end weighted average interest
rate of 5.3% in 2007 and 5.1% in 2006)	$19.0	52.1
Other non-U.S. dollar denominated facilities (year-end weighted
average interest rate of 6.1% in 2007 and 8.0% in 2006)	16.5	19.6
	35.5	71.7

Other:
Capital leases (average rates: 7.2% in 2007 and 6.0% in 2006)	21.5	21.9
Dominion Terminal Associates 6.0% bonds, due 2033	43.2	43.2

Total long-term debt	100.2	136.8

Current maturities of long-term debt:
Bank credit facilities	3.4	2.4
Capital leases	7.6	8.1
Total current maturities of long-term debt	11.0	10.5

Total long-term debt excluding current maturities	$89.2	126.3

The Company has an unsecured $400 million revolving bank credit facility (the “Revolving Facility”) with a syndicate of banks.  The Revolving Facility’s interest rate is based on LIBOR plus a margin, prime rate, or competitive bid.  The Revolving Facility allows the Company to borrow (or otherwise satisfy credit needs) on a revolving basis over a five-year term ending August 2011.  As of December 31, 2007, $381.0 million was available under the Revolving Facility.  Amounts outstanding under the Revolving Facility were denominated in Canadian dollars as of December 31, 2007, and primarily in U.S. dollars as of December 31, 2006.

The margin on LIBOR borrowings, which can range from 0.140% to 0.575% depending on the Company’s credit rating, was 0.270% at December 31, 2007.  When borrowings and letters of credit under the Revolving Facility are in excess of $200 million, the applicable interest rate is increased by 0.100% or 0.125%.  The Company also pays an annual facility fee on the Revolving Facility based on the Company's credit rating.  The facility fee, which can range from 0.060% to 0.175%, was 0.080% as of December 31, 2007.

The Company has an unsecured $150 million credit facility with a bank to provide letters of credit and other borrowing capacity over a five-year term ending in December 2009 (the “Letter of Credit Facility”).  As of December 31, 2007, $13.6 million was available for use under this revolving credit facility.  The Revolving Facility and the multi-currency revolving credit facilities described below are also used for the issuance of letters of credit and bank guarantees.

The Company has three unsecured multi-currency revolving bank credit facilities totaling $93.8 million in available credit at December 31, 2007, of which $66.1 million was unused.  In February 2008, the €30 million multi-currency facility expired and was not renewed.  When rates are favorable, the Company also borrows from other banks under short-term uncommitted agreements.  Various foreign subsidiaries maintain other secured and unsecured lines of credit and overdraft facilities with a number of banks.

Minimum repayments of long-term debt are as follows:

(In millions)	Capital leases	Other long-term debt	Total

2008	$7.6	3.4	11.0
2009	6.9	2.1	9.0
2010	4.2	2.1	6.3
2011	1.3	23.7	25.0
2012	0.4	1.8	2.2
Later years	1.1	45.6	46.7
Total	$21.5	78.7	100.2

Capital Leases
Property under capital leases are included in property and equipment as follows:

	December 31,
(In millions)	2007	2006

Asset class:
Buildings	$17.3	16.2
Vehicles	36.4	47.8
Machinery and equipment	10.4	5.2
	64.1	69.2
Less: accumulated amortization	(35.3)	(41.2)
Total	$28.8	28.0

The Company’s Brink’s and BHS subsidiaries have guaranteed the Revolving Facility and the Letter of Credit Facility.  The Revolving Facility, the Letter of Credit Facility and the multi-currency revolving bank credit facilities contain various financial and other covenants.  The financial covenants, among other things, limit the Company’s total indebtedness, limit asset sales, limit the use of proceeds on asset sales, and provide for minimum coverage of interest costs.  The credit agreements do not provide for the acceleration of payments should the Company's credit rating be reduced.  If the Company were not to comply with the terms of its various loan agreements, the repayment terms could be accelerated and the commitments could be withdrawn.  An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  The Company was in compliance with all financial covenants at December 31, 2007.

The Company has guaranteed $43.2 million of bonds issued by the Peninsula Ports Authority of Virginia.  The guarantee originated as part of the Company’s former interest in Dominion Terminal Associates, a deep water coal terminal.  The Company continues to pay interest on and guarantee payment of the $43.2 million principal amount and ultimately will have to pay for the retirement of the bonds in accordance with the terms of the guarantee.  The bonds bear a fixed interest rate of 6.0% and mature in 2033.  The bonds may mature prior to 2033 upon the occurrence of specified events such as the determination that the bonds are taxable or the failure of the Company to abide by the terms of its guarantee.

At December 31, 2007, the Company had undrawn unsecured letters of credit and guarantees totaling $179.4 million, including $136.4 million issued under the Letter of Credit Facility, and $23.0 million issued under the multi-currency revolving bank credit facilities.  These letters of credit primarily support the Company’s obligations under various self-insurance programs and credit facilities.

Fair Value
The fair value of the Company’s floating-rate short-term and long-term debt approximates the carrying amount. The fair value of the Company’s significant fixed rate long-term debt is described below.  Fair value is estimated by discounting the future cash flows using rates for similar debt instruments at the valuation date.

	December 31,
	2007		2006
(In millions)	Fair Value	Carrying Values	Fair Value	Carrying Values

DTA bonds	$47.7	43.2	52.5	43.2

Note 13 – Accounts Receivable

	December 31,
(In millions)	2007	2006

Trade	$474.4	432.6
Other	28.3	48.4
	502.7	481.0
Allowance for doubtful accounts	(10.8)	(11.6)
Accounts receivable, net	$491.9	469.4

	Years Ended December 31,
(In millions)	2007	2006	2005

Allowance for doubtful accounts:
Beginning of year	$11.6	11.3	26.7
Provision for uncollectible accounts receivable (a)	10.9	7.9	6.8
Write offs less recoveries	(12.6)	(7.8)	(12.0)
Charge to other accounts (b)	0.4	(0.6)	(9.1)
Foreign currency exchange effects	0.5	0.8	(1.1)
End of year	$10.8	11.6	11.3
(a)	Includes amounts charged to income from continuing and discontinued operations.
(b)	Includes amounts reclassified in 2005 to assets held for sale.

Note 14 – Operating Leases

The Company leases facilities, vehicles, computers and other equipment under long-term operating and capital leases with varying terms. Most of the operating leases contain renewal and/or purchase options.  The Company expects that in the normal course of business, the majority of operating leases will be renewed or replaced by other leases.

As of December 31, 2007, future minimum lease payments under noncancellable operating leases with initial or remaining lease terms in excess of one year are included below.

(In millions)	Facilities	Vehicles	Other	Total

2008	$47.7	34.1	6.9	88.7
2009	36.7	25.3	6.0	68.0
2010	28.1	18.2	4.7	51.0
2011	20.4	12.7	1.0	34.1
2012	15.7	9.4	0.6	25.7
Later years	53.3	12.2	0.7	66.2
	$201.9	111.9	19.9	333.7

The table above includes lease payments for the initial accounting lease term and all renewal periods for most vehicles under operating leases used in Brink’s and BHS’ U.S. operations.  If the Company were to not renew these leases, it would be subject to a residual value guarantee.  The Company’s maximum residual value guarantee was $67.6 million at December 31, 2007.  If the Company continues to renew the leases and pays all of the lease payments for the vehicles that have been included in the above table, this residual value guarantee will reduce to zero at the end of the final renewal period.  In addition, the Company has $4.9 million of maximum guaranteed residuals on another operating lease.

Net rent expense included in continuing operations amounted to $98.5 million in 2007, $86.8 million in 2006 and $82.0 million in 2005.

Note 15 – Share-Based Compensation Plans

Stock Option Plans
The Company has stock incentive plans to encourage employees and nonemployee directors to remain with the Company and to more closely align their interests with those of the Company’s shareholders.

The 2005 Equity Incentive Plan (the “2005 Plan”) permits grants of stock options, restricted stock, stock appreciation rights, performance stock and other share-based awards.  Through December 31, 2007, only stock options have been granted under the 2005 Plan.

The Company has outstanding stock options granted to employees under a prior stock incentive plan, the 1988 Stock Option Plan (the “1988 Plan”).  The Company provides stock incentive awards to directors through the Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”).

General Terms
Options are granted at a price not less than the average quoted market price on the date of grant.  All grants to employees in the last three years under the 2005 Plan have a maximum term of six years and either vest over three years from the date of grant or vest 100% at the end of the third year.  Options granted under the 2005 Plan continue to vest if an employee retires under one of the Company’s pension plans.  Directors’ Plan options are granted with a maximum term of ten years and vest in full at the end of six months.

If a change in control were to occur (as defined in the plan documents), certain options may become immediately vested.

Option Activity
The table below summarizes the activity in all plans for options of the Company’s common stock.

			Weighed-Average	Aggregate
	Shares	Weighted- Average	Remaining Contractual	Intrinsic Value
	(in thousands)	Exercise Price Per Share	Term (in years)	(in millions)

Outstanding at December 31, 2004	3,269	$23.24
Granted	699	35.95
Exercised	(1,498)	21.06
Forfeited or expired	(131)	26.62

Outstanding at December 31, 2005	2,339	28.25
Granted	610	55.11
Exercised	(750)	24.82
Forfeited or expired	(69)	39.90

Outstanding at December 31, 2006	2,130	36.77
Granted	636	63.60
Exercised	(489)	25.78
Forfeited or expired	(31)	50.63

Outstanding at December 31, 2007	2,246	$46.57	4.2	$32.0

Of the above, as of December 31, 2007:
Exercisable	1,052	$35.50	3.2	$25.5
Expected to vest in future periods (a)	1,163	$56.20	5.0	$6.5
(a)	The number of options expected to vest takes into account an estimate of expected forfeitures.

The intrinsic value of a stock option is the difference between the market price of the shares underlying the option and exercise price of the option.  The market price at December 31, 2007, was $59.74 per share.  The total intrinsic value of options exercised was $17.8 million ($36.42 per share) in 2007, $20.5 million ($27.37 per share) in 2006, and $33.1 million ($22.07 per share) in 2005.  Excluding the 2006 modified options, the total fair value of options vested was $7.9 million for 2007, $4.8 million for 2006 and $5.7 million for 2005.

There were 0.9 million shares of exercisable options with a weighted-average exercise price of $26.31 per share at December 31, 2006, and 0.8 million shares of exercisable options with a weighted-average exercise price of $22.77 per share at December 31, 2005.

There are 3.5 million shares underlying options that are authorized, but not yet granted.

Method and Assumptions Used to Estimate Fair Value of Options
The fair value of each stock option grant is estimated at the time of grant using the Black-Scholes option-pricing model.  If a different option-pricing model had been used, results may have been different.

The fair value of options that vest entirely at the end of a fixed period, generally three years, is estimated using a single option approach and, except for those granted to employees eligible to retire under one of the Company’s pension plans, is generally amortized on a straight-line basis over the vesting period.  The fair value of options that vest ratably over three years is estimated using a multiple-option approach and, except for those granted to employees eligible to retire under one of the Company’s pension plans, is generally amortized on a straight-line basis over each separate vesting period.  Options granted under the plans generally provide for continued vesting if the participants were to elect retirement under one of the Company’s pension plans.  Upon adoption of SFAS 123(R), compensation cost related to new stock option grants that continue to vest upon retirement is recognized over the period from the grant date to the retirement-eligible date.  If the Company had applied this provision prior to the adoption of SFAS 123(R), compensation cost would have been $0.9 million lower in 2007 and $1.8 million lower in 2006.  A forfeiture rate of 8% was used in 2007 and in 2006 to estimate the number of options for which vesting is not expected to occur.

The fair value of options granted and modified during the three years ended December 31, 2007, was calculated using the following estimated weighted-average assumptions.  In 2006, the Company recognized compensation expense related to all options held by employees of BAX Global that were modified to accelerate vesting provisions.  The fair value of options accelerated during 2006 was calculated using the noted estimated weighted-average assumptions.

	Options Granted			Options Modified
	Years Ended December 31,			Year Ended December 31,
	2007	2006	2005	2006

Number of shares underlying options, in thousands	636	610	699	328
Weighted-average exercise price per share	$63.60	55.11	35.95	25.67

Assumptions used to estimate fair value:
Expected dividend yield (a):
Weighted-average	0.6%	0.5%	0.4%	0.3%
Range	0.6%	0.4%-0.5%	0.4%-0.5%	0.2%-0.3%
Expected volatility (b):
Weighted-average	27%	32%	34%	29%
Range	26%-31%	30%-36%	33%-34%	26%-32%
Risk-free interest rate (c):
Weighted-average	4.9%	5.0%	3.8%	4.1%
Range	4.9%-5.0%	4.6%-5.2%	3.8%-4.4%	3.7%-4.7%
Expected term in years (d):
Weighted-average	3.8	4.3	4.1	0.5
Range	2.1-6.1	2.7-7.0	3.0-7.0	0.3-0.7

Weighted-average fair value estimates at grant date:
In millions	$10.7	11.0	7.8	6.6
Fair value per share	$16.84	18.04	11.21	20.11
(a)
The expected dividend yield was calculated by annualizing the cash dividend declared by the Company and dividing that result by the closing stock price on the date of declaration.  Dividends are not paid on options.

(b)	The expected volatility was estimated after reviewing the historical volatility of the Company’s stock using daily close prices.
(c)	The risk-free interest rate was based on yields on U.S. Treasury debt at the time of the grant or modification.
(d)	The expected term of the options was based on the Company's historical option exercise data, option expiration and post-vesting cancellation behavior.

Adoption of SFAS 123(R) in 2006
As discussed in note 1, the Company adopted SFAS 123(R) on January 1, 2006.  The effect of adopting SFAS 123(R) on the consolidated statements of operations for 2007 and 2006 is as follows:

	Years Ended December 31,
(In millions, except per share amounts)	2007	2006

Selling, general and administrative expense	$11.7	11.1
Income from continuing operations before income taxes and minority interest	(11.7)	(11.1)
Provision for income taxes	(4.1)	(3.9)
Income from continuing operations	(7.6)	(7.2)
Income from discontinued operations, net of taxes of $1.9 (a)	-	(4.7)
Net income	$(7.6)	(11.9)

Net income per common share:
Basic	$(0.16)	(0.24)
Diluted	(0.16)	(0.24)
(a)
In conjunction with the sale of BAX Global in the first quarter of 2006, 328,247 options held by BAX Global employees were modified to become immediately vested.  This modification resulted in additional pretax compensation expense of $6.6 million ($4.7 million after tax) and is included in the calculation of the gain on sale of BAX Global.  The weighted-average exercise price of these options was $25.67. All of the accelerated options were exercised in 2006.

As of December 31, 2007, $4.3 million of total unrecognized compensation cost related to previously granted stock options is expected to be recognized over a weighted-average period of 1.4 years.

Pro Forma Disclosures of 2005 Earnings Required By SFAS 123
The following table illustrates the pro forma effect on net income and earnings per share if the fair value-based method under SFAS 123 had been applied in 2005:

Year Ended December 31,
(In millions, except per share amounts)	2005

Net income:
As reported	$142.4
Less: share-based compensation expense determined
under fair-value method, net of related tax effects	(4.1)
Pro forma	$138.3

Net income per share:
Basic, as reported	$2.53
Basic, pro forma	2.46
Diluted, as reported	$2.50
Diluted, pro forma	2.43

Other Share-Based Compensation
The Company has a deferred compensation plan that allows participants to defer a portion of their compensation into common stock units.  The plan held 953,953 common stock units at December 31, 2007, and 881,400 common stock units at December 31, 2006.  During February 2008, the Company distributed 513,503 shares of common stock to participants who had elected to withdraw vested units from the plan.

Note 16 – Capital Stock

Common Stock
At December 31, 2007, the Company had 100 million shares of common stock authorized and 48.4 million shares issued and outstanding.  As further discussed below, between April 11, 2006 and February 22, 2008, the Company purchased approximately 12.4 million shares of its common stock for $645.8 million.  The shares purchased represented 21% of the 58.7 million shares outstanding on December 31, 2005.

Dutch Auction
On March 8, 2006, the Company’s board of directors authorized a “Dutch auction” self-tender offer to purchase up to 10 million shares of the Company’s common stock.  Under certain circumstances up to an additional 2% of the outstanding common stock was authorized to be purchased in the tender offer.  The tender offer began on March 9, 2006, and expired on April 6, 2006, and was subject to the terms and conditions described in the offering materials mailed to the Company’s shareholders and filed with the Securities and Exchange Commission.  On April 11, 2006, the Company purchased 10,355,263 shares in the tender offer at $51.20 per share for a total of approximately $530.2 million in cash.  The Company incurred $0.7 million in costs associated with the purchase.

Share Purchase Programs
2006 Program.  Following the self-tender offer, the board authorized additional Company common stock purchases of up to $100 million from time to time as market conditions warranted and as covenants under existing agreements permitted (the “2006 Program”).  The 2006 Program did not require any specific number of shares be purchased.  Under the 2006 Program, the Company used $100 million to purchase 1,823,118 shares of common stock between May 22 and October 5, 2006, at an average price of $54.85 per share.  The Company has no remaining authority under the 2006 Program.

2007 Program.  On September 14, 2007, the Company’s board of directors authorized the purchase of up to $100 million of the Company’s outstanding common shares (the “2007 Program”).  The repurchase authorization does not have an expiration date and potential share repurchases will depend on a variety of factors.  Under the 2007 Program, the Company used $3.6 million to purchase 60,500 shares of common stock between December 5, 2007, and December 31, 2007, at an average price of $60.30 per share.  As of December 31, 2007, the Company had $96.4 million under the 2007 Program available to purchase shares.  In 2008, through February 22, 2008, another 206,800 shares were purchased for $11.2 million at an average cost of $54.39 per share.

Dividends
The Company paid regular quarterly dividends on its Common Stock during the last three years.  On January 25, 2008, the board declared a regular quarterly dividend of 10 cents per share payable on March 3, 2008.  Future dividends are dependent on the earnings, financial condition, cash flow and business requirements of the Company, as determined by the board of directors.  At December 31, 2007, approximately $120 million of shareholders’ equity was not available for dividends to shareholders due to limitations imposed by the Company’s Revolving Facility and other lending arrangements (see note 12).

Employee Benefits Trust
The Employee Benefits Trust holds shares of the Company’s common stock to fund obligations under compensation and employee benefit programs that provide for the issuance of stock.  The Company issued 2.0 million shares in 2006 and 2.1 million shares in 2005 of common stock to the Employee Benefits Trust.  Prior to 2006, shares held by the Employee Benefits Trust that have not been allocated to employees were accounted for at fair value as a reduction of shareholders’ equity similar to treasury stock.  Beginning in 2006, under SFAS 123(R), the Company no longer separately reports the Employee Benefits Trust in its consolidated statement of shareholders’ equity and consolidated balance sheet; it is now offset with capital in excess of par value.  Through 2007, shares of common stock were voted by the trustee in the same proportion as the shares of common stock voted by the Company’s employees participating in the Company’s 401(k) plan.  The Company’s 401(k) plan divested all shares of Company common stock in January 2008.  The Company expects to amend the trust in 2008 to adopt a new method of voting shares held by the trust.  Until the trust is amended, shares of the trust will not be voted in matters voted on by shareholders.

Preferred Stock
At December 31, 2007, the Company has the authority to issue up to 2.0 million shares of preferred stock, par value $10 per share.

Series A Preferred Stock Rights Agreement
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

Note 17 – Discontinued Operations

	Years Ended December 31,
(In millions)	2007	2006	2005

Brink’s United Kingdom domestic cash handling operations:
Gain on sale	$1.5	-	-
Results from operations (a)	(13.9)	(10.0)	(8.7)

BAX Global:
Gain on sale	-	586.7	(2.8)
Results from operations (b)	-	7.0	86.8

Adjustments to contingent liabilities and assets of former operations:
Health Benefit Act liabilities	1.7	148.3	2.3
Withdrawal liabilities	-	9.9	6.1
Litigation settlement gain	-	-	15.1
Reclamation liabilities	(1.7)	0.6	(6.2)
Workers’ compensation liabilities	(1.8)	(0.4)	0.4
Other	1.7	(0.8)	0.1
Income (loss) from discontinued operations before income taxes	(12.5)	741.3	93.1
Income tax (expense) benefit	1.2	(267.2)	3.7
Income (loss) from discontinued operations	$(11.3)	474.1	96.8
(a)	Revenues of Brink’s United Kingdom domestic cash handling operations were $28.9 million in 2007 (partial year), $44.3 million in 2006 and $43.6 million in 2005.
(b)
Revenues of BAX Global were $230.0 million in 2006 (partial year) and $2,899.4 million in 2005.  In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, BAX Global ceased depreciating and amortizing long-lived assets after November 2005, the date that BAX Global was classified as held for sale.  Had BAX Global not ceased depreciation and amortization, its pretax income would have been $3.3 million lower in 2006 and $4.9 million lower in 2005.

Brink’s United Kingdom Domestic Cash Handling Operations
During 2007, the Company sold Brink’s United Kingdom domestic cash handling operations for $2.2 million in cash and recognized a $1.5 million gain on the sale.  The Company expects to recognize up to $1.4 million of additional income in discontinued operations during future periods as the assumption of remaining contractual obligations by the buyer is completed.  These operations recorded a $7.5 million impairment charge in 2007, primarily related to writing down leasehold improvements and vehicles to estimated fair value due to the loss of customers. These operations have been reported as discontinued operations for all periods presented.

BAX Global
On January 31, 2006, the Company sold BAX Global, a wholly owned freight transportation subsidiary, for approximately $1 billion in cash, resulting in a pretax gain of approximately $587 million ($375 million after tax).  The Company has either retained or indemnified the purchaser for some pre-sale liabilities including those for income taxes and for existing litigation as discussed in note 21.  The resolution of these matters is expected to take several years.  BAX Global’s results of operations have been reported as discontinued operations for all periods presented.

Interest Expense
Interest expense included in discontinued operations was $0.6 million in 2007, $1.3 million in 2006 and $3.1 million in 2005.  Interest expense recorded in discontinued operations includes only interest on third-party borrowings made directly by BAX Global and Brink’s United Kingdom domestic cash handling operations.  The Company has not allocated other consolidated interest expense to discontinued operations.  Discounts and other fees of BAX Global’s accounts receivable securitization program were $2.7 million in 2005.

Adjustments to Contingent Assets and Liabilities of Former Operations
Ongoing expenses related to former operations, including expenses related to Company-sponsored postretirement benefit obligations, black lung obligations, pension obligations and expenditures for legal fees and other administrative activities, are classified within continuing operations.  Adjustments to contingent assets and liabilities related to former operations, including those related to reclamation matters, worker’s compensation claims, multi-employer pension plan withdrawal liabilities, the Health Benefit Act liabilities and remaining legal contingencies are reported within discontinued operations.
Federal Black Lung Excise Tax
In 1999, the U.S. District Court of the Eastern District of Virginia entered a final judgment in favor of the Company, ruling that the Federal Black Lung Excise Tax (“FBLET”) is unconstitutional as applied to export coal sales. In December 2005, the Company reached a final settlement agreement related to all remaining claims for FBLET refunds and recorded a pretax gain of $15.1 million.

Other
The Company recorded expenses of $1.7 million in 2007 and $6.2 million in 2005 to reflect an increase in the estimated cost of reclamation at its former coal mines.  Income of $0.6 million was recorded during 2006 to reflect a decrease in estimated costs.  The estimate of the cost of reclamation may change in the future.

Income Taxes Related to Discontinued Operations
Discontinued operations include the tax provision or benefit associated with the Company’s BAX Global and other former businesses, and the resolution of associated contingent tax matters.

The income tax benefit on the pretax loss from discontinued operations in 2007 was lower than the 35% U.S. statutory tax rate due to tax benefits not recognized related to losses at Brink’s United Kingdom domestic cash handling operations.

The effective tax rate in 2006 approximated the U.S. statutory tax rate.

The effective tax rate in 2005 was lower than the U.S. statutory tax rate primarily as a result of an income tax benefit of $27.4 million recorded upon the resolution of income tax matters with the Internal Revenue Service related to the former natural resource business.  In addition, the Company recognized a $7.0 million net deferred tax benefit for the excess of the tax basis over the carrying value of the Company’s investment in BAX Global as a result of its decision to sell BAX Global’s stock.

Note 18 – Supplemental Cash Flow Information

	Years Ended December 31,
(In millions)	2007	2006	2005

Cash paid for:
Interest	$10.1	12.3	23.9
Income taxes, net (a)	65.5	118.7	70.4
(a)	Without the gain on sale of BAX Global and the related use of proceeds, cash paid for income taxes in 2006 would have been approximately $75 million.

Note 19 – Other Operating Income, Net

	Years Ended December 31,
(In millions)	2007	2006	2005

Hurricane Katrina insurance settlement gains	$3.3	-	-
Share in earnings of equity affiliates	3.3	3.3	3.4
Royalty income	2.0	1.8	2.0
Gains on sale of operating assets and mineral rights, net	4.6	0.4	9.6
Foreign currency transaction losses, net	(8.6)	(1.0)	(3.1)
Impairment losses	(2.5)	(1.5)	(1.3)
Other	2.5	2.9	4.5
Total	$4.6	5.9	15.1

Insurance settlement gains of $3.3 million were recorded in 2007 for final settlement of property damage and business interruption insurance claims related to Hurricane Katrina.

Impairment losses of $2.5 million in 2007 include $2.0 million recorded by Brink’s related to operations in a European country.

Gains on sale of operating assets and mineral rights, net in 2005 included $5.8 million related to a 2003 West Virginia coal asset sale due to the formal transfer of liabilities in 2005 to the buyer.  In addition, a $3.1 million gain on the sale of residual assets and mineral rights related to former mining operations in Kentucky was recognized in 2005.

Note 20 – Interest and Other Nonoperating Income (Expense), Net

	Years Ended December 31,
(In millions)	2007	2006	2005

Interest income	$8.7	13.9	4.7
Dividend income from real estate investment	0.5	5.1	4.1
Senior Notes prepayment make-whole amount	-	(1.6)	-
Other, net	1.3	(0.5)	0.5
Total	$10.5	16.9	9.3

Note 21 – Other Commitments and Contingencies

Surety Bonds and Letters of Credit
The Company is required by various state and federal laws to provide security with regard to its obligations to pay workers’ compensation benefits, reclaim lands used for mining by the Company’s former coal operations and satisfy other obligations.  As of December 31, 2007, the Company had outstanding surety bonds with third parties totaling approximately $40.7 million that it has arranged in order to satisfy various security requirements.  Most of these bonds provide financial security for obligations which have already been recorded as liabilities.  Surety bonds are typically renewable on a yearly basis; however, there can be no assurance the bonds will be renewed or that premiums in the future will not increase.

The Company believes that it has adequate available borrowing capacity under its Letter of Credit Facility and its Revolving Facility to provide letters of credit or other collateral to secure its obligations if the remaining surety bonds are not renewed.

The Company has issued letters of credit of $136.4 million under its $150 million Letter of Credit Facility, described in “Long-Term Debt” above.  At December 31, 2007, all of these issued letters of credit were being used to secure various obligations.

Former Operations
At December 31, 2007, the Company had obligations of $8.2 million (at net present value) under mineral lease agreements that give it the right to access and mine coal properties in exchange for required minimum annual payments.  These agreements require that the Company pay royalties to lessors based on production of coal or minimum amounts if coal is not produced.

BAX Global, a former business unit of the Company, is defending a claim related to the apparent diversion by a third party of goods being transported for a customer.  Although BAX Global is defending this claim vigorously and believes that its defenses have merit, it is possible that this claim ultimately may be decided in favor of the claimant.  If so, the Company expects that the ultimate amount of reasonably possible unaccrued losses could range from $0 to $11 million.  The Company has contractually indemnified the purchaser of BAX Global for this contingency.

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

Purchase Obligations
At December 31, 2007, the Company had noncancelable commitments for $54.2 million in equipment purchases, and information technology and other services.

Note 22 – Selected Quarterly Financial Data (unaudited)

	2007 Quarters				2006 Quarters
(In millions, except per share amounts)	1st	2nd	3rd	4th	1st	2nd	3rd	4th (a)

Revenues	$740.5	778.7	817.0	882.8	$653.1	685.6	709.5	745.1
Operating profit	64.3	59.2	60.5	90.0	46.8	44.1	54.4	64.2
Income (loss) from:
Continuing operations	$31.1	33.1	30.0	54.4	$25.5	22.3	25.7	39.6
Discontinued operations	(2.4)	(4.8)	(4.1)	-	377.9	8.4	0.8	87.0
Net income	$28.7	28.3	25.9	54.4	$403.4	30.7	26.5	126.6

Earnings per common share:
Basic:
Continuing operations	$0.67	0.71	0.64	1.17	$0.44	0.45	0.55	0.86
Discontinued operations	(0.05)	(0.10)	(0.09)	-	6.55	0.17	0.02	1.88
Net income	$0.62	0.61	0.56	1.17	$6.99	0.62	0.57	2.74

Diluted:
Continuing operations	$0.66	0.70	0.64	1.16	$0.44	0.45	0.54	0.85
Discontinued operations	(0.05)	(0.10)	(0.08)	-	6.48	0.17	0.02	1.86
Net income	$0.61	0.60	0.55	1.15	$6.92	0.62	0.56	2.71
(a)
The Company’s results of operations in the fourth quarter of 2006 included a $149.4 million pretax benefit in discontinued operations related to a reduction in the Company’s obligation under the Health Benefit Act.  The Company recorded a reduction to expenses of approximately $2.9 million in the fourth quarter of 2006 in its Brink’s segment to reflect a revision to the estimate for the allowance for doubtful accounts.

Earnings per share amounts for each quarter are required to be computed independently.  As a result, their sum may not equal the annual earnings per share.

Note 23 – Subsequent Event

On February 25, 2008, the board of directors approved a strategic decision to spin-off BHS in a tax-free stock distribution to the shareholders of the Company.   Immediately after the spin-off, BHS will be owned directly by the shareholders receiving shares in the distribution.  In addition, these shareholders will retain their shares in the Company, whose operations will consist primarily of Brink’s, its secure transportation and cash management services unit.  The distribution, which is expected to be completed in the fourth quarter of 2008, is subject to a number of customary conditions, including execution of appropriate inter-company agreements, filing of required documents with the Securities and Exchange Commission and receipt of an opinion of counsel or a private letter ruling from the Internal Revenue Service that the spin-off will be tax-free to the Company’s shareholders.

After the distribution, the Company will report BHS' results of operations, including previously reported results, within discontinued operations.

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Reference is made to pages 73 and 74 for Management’s Annual Report on Internal Control over Financial Reporting and the Attestation Report of the Registered Public Accounting Firm.

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

The information regarding executive officers is included in this report following Item 4, under the caption “Executive Officers of the Registrant.”  Other information required by Item 10 is herein incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2007.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2007.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	All financial statements – see pages 72 – 118.

	2.	Financial statement schedules – not applicable.

	3.	Exhibits – see exhibit index.

Undertaking
For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant’s Registration Statements on Form S-8 Nos. 2-64258, 33-2039, 33-21393, 33-23333, 33-69040, 33-53565, 333-02219, 333-78631, 333-78633, 333-70758, 333-70772, 333-70766, 333-70762 and 333-146673.  Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.  In the event that a claim for indemnification against liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2008.

The Brink’s Company
(Registrant)

By	/s/ M. T. Dan
(M. T. Dan,
Chairman, President and
Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 27, 2008.

	Signatures	Title

	R. G. Ackerman*	Director
	B. C. Alewine*	Director
	J. R. Barker*	Director
	M. C. Breslawsky*	Director
	J. S. Brinzo*	Director

	/s/ M. T. Dan	Chairman, President and
	(M. T. Dan)	Chief Executive Officer
(principal executive officer)

	T. R. Hudson Jr.*	Director
	M. D. Martin*	Director
	L. J. Mosner*	Director

	/s/ R. T. Ritter	Vice President
	(R. T. Ritter)	and Chief Financial Officer
(principal financial officer and principal accounting officer)

	C. S. Sloane*	Director
	T. Smart*	Director
	R. L. Turner*	Director

*By	/s/ M. T. Dan
(M. T. Dan, Attorney-in-Fact)

Exhibit Index

Each exhibit listed as a previously filed document is hereby incorporated by reference to such document.

Exhibit
Number	Description

2(i)
Shareholders’ Agreement, dated as of January 10, 1997, between Brink’s Security International, Inc., and Valores Tamanaco, C.A.  Exhibit 10(w) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

3(i)	Amended and Restated Articles of Incorporation of the Registrant. Exhibit 3(i) to the Registrant’s Current Report on Form 8-K filed November 20, 2007.

3(ii)	Amended and Restated Bylaws of the Registrant. Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed February 25, 2008.

10(a)*	Key Employees Incentive Plan, as amended and restated as of November 16, 2007.

10(b)*	Key Employees’ Deferred Compensation Program, as amended and restated as of November 16, 2007.

10(c)*	(i) Pension Equalization Plan as amended and restated, effective as of July 16, 2007. Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

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

10(d)*	Executive Salary Continuation Plan. Exhibit 10(e) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 (the “1991 Form 10-K”).

10(e)*	1988 Stock Option Plan, as amended and restated as of January 14, 2000. Exhibit 10(f) to the 1999 Form 10-K.

10(f)*	2005 Equity Incentive Plan, as amended and restated as of November 16, 2007.

10(g)*	Form of Option Agreement for options granted under 2005 Equity Incentive Plan. Exhibit 99 to the Registrant’s Current Report on Form 8-K filed July 13, 2005.

10(h)*	Management Performance Improvement Plan, as amended and restated as of November 16, 2007.

10(i)*
(i)         Form of change in control agreement replacing all prior change in control agreements and amendments and modifications thereto, between the Registrant (or a subsidiary) and various officers of the Registrant.  Exhibit 10(l)(ii) to the 1997 Form 10-K.

(ii) Form of First Amendment to change in control agreement. Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 28, 2007.

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

10(l)*	(i) Executive Agreement dated as of May 4, 1998, between the Registrant and Michael T. Dan. Exhibit 10(b) to the Third Quarter 1998 Form 10-Q.

(ii)         First Amendment to Executive Agreement, dated as of March 28, 2007, among The Brink’s Company, Brink’s,    Incorporated and Michael T. Dan. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 28, 2007.

10(m)*	(i) Executive Agreement dated as of August 7, 1998, between the Registrant and Robert T. Ritter. Exhibit 10(c) to the Third Quarter 1998 Form 10-Q.

(ii) Form of First Amendment to Executive Agreement. Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 28, 2007.

10(n)*	Severance Agreement dated as of August 7, 1998, between the Registrant and Robert T. Ritter. Exhibit 10(d) to the Third Quarter 1998 Form 10-Q.

10(o)*	Form of Indemnification Agreement entered into by the Registrant with its directors and officers. Exhibit 10(l) to the 1991 Form 10-K.

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

10(r)*	Directors’ Stock Accumulation Plan, as amended and restated as of November 16, 2007.

10(s)*	Plan for Deferral of Directors’ Fees, as amended and restated as of November 16, 2007.

10(t)	(i) Trust Agreement for The Brink’s Company Employee Welfare Benefit Trust. Exhibit 10(t) to the 1999 Form 10-K.

(ii) First Amendment of The Brink’s Company Employee Welfare Benefit Trust, dated as of November 1, 2001.

(iii) Second Amendment of The Brink’s Company Employee Welfare Benefit Trust, dated as of September 30, 2003.

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

*Management contract or compensatory plan or arrangement.