Form 10-Q
period 2008-03-31
BRINKS CO
filed 2008-04-30
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one):  Large Accelerated Filer  ☒  Accelerated Filer  ☐  Non-Accelerated Filer  ☐  Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

As of April 25, 2008, 47,397,320 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements

THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(In millions)	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$207.2	196.4
Accounts receivable, net	527.0	491.9
Prepaid expenses and other	114.5	93.5
Deferred income taxes	58.2	63.9
Total current assets	906.9	845.7

Property and equipment, net	1,158.7	1,118.4
Goodwill	151.2	141.3
Deferred income taxes	81.9	90.1
Other	202.7	198.8

Total assets	$2,501.4	2,394.3

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$17.4	12.4
Current maturities of long-term debt	10.8	11.0
Accounts payable	170.7	171.9
Income taxes payable	11.2	14.9
Accrued liabilities	441.3	429.7
Total current liabilities	651.4	639.9

Long-term debt	151.4	89.2
Accrued pension costs	58.9	58.0
Postretirement benefits other than pensions	107.0	111.9
Deferred revenue	181.7	178.6
Deferred income taxes	27.2	29.8
Minority interest	74.3	68.2
Other	165.3	172.4
Total liabilities	1,417.2	1,348.0

Commitments and contingencies (notes 4, 5, 7 and 10)

Shareholders’ equity:
Common stock	47.7	48.4
Capital in excess of par value	457.9	452.6
Retained earnings	681.8	675.8
Accumulated other comprehensive loss	(103.2)	(130.5)

Total shareholders’ equity	1,084.2	1,046.3

Total liabilities and shareholders’ equity	$2,501.4	2,394.3

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Operations
(Unaudited)

	Three Months
	Ended March 31,
(In millions, except per share amounts)	2008	2007

Revenues	$920.6	740.5

Expenses:
Operating expenses	681.7	564.7
Selling, general and administrative expenses	140.6	112.4
Total expenses	822.3	677.1
Other operating income (expense), net	(1.0)	0.9

Operating profit	97.3	64.3

Interest expense	(2.5)	(2.5)
Interest and other income, net	2.1	1.6
Income from continuing operations before income taxes and
minority interest	96.9	63.4
Provision for income taxes	34.0	25.3
Minority interest	14.9	7.0

Income from continuing operations	48.0	31.1

Income (loss) from discontinued operations, net of income taxes	2.1	(2.4)

Net income	$50.1	28.7

Earnings per common share
Basic:
Continuing operations	$1.03	0.67
Discontinued operations	0.05	(0.05)
Net income	1.08	0.62

Diluted:
Continuing operations	$1.02	0.66
Discontinued operations	0.04	(0.05)
Net income	1.07	0.61

Weighted-average common shares outstanding
Basic	46.5	46.3
Diluted	46.9	46.9

Cash dividends paid per common share	$0.1000	0.0625

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statement of Shareholders’ Equity

Three months ended March 31, 2008
(Unaudited)

			Capital		Accumulated
			in Excess		Other
		Common	of Par	Retained	Comprehensive
(In millions)	Shares (a)	Stock	Value	Earnings	Loss	Total

Balance as of December 31, 2007	48.4	$48.4	452.6	675.8	(130.5)	1,046.3

Net income	-	-	-	50.1	-	50.1
Other comprehensive income	-	-	-	-	27.3	27.3
Shares repurchased and retired	(0.7)	(0.7)	(7.4)	(39.5)	-	(47.6)
Dividends	-	-	-	(4.5)	-	(4.5)
Share-based compensation:
Stock options:
Compensation expense	-	-	1.1	-	-	1.1
Proceeds from exercise of stock options	-	-	2.7	-	-	2.7
Excess tax benefit of stock compensation	-	-	6.7	-	-	6.7
Other share-based benefit programs	-	-	2.2	(0.1)	-	2.1

Balance as of March 31, 2008	47.7	$47.7	457.9	681.8	(103.2)	1,084.2
(a)	Includes 1.6 million shares at March 31, 2008, held by The Brink’s Company Employee Benefits Trust that have not been allocated to participants (1.7 million shares at December 31, 2007).

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months
	Ended March 31,
(In millions)	2008	2007

Cash flows from operating activities:
Net income	$50.1	28.7
Adjustments to reconcile net income to net cash provided (used) by operating activities:
(Income) loss from discontinued operations, net of tax	(2.1)	2.4
Depreciation and amortization	50.4	43.4
Impairment charges:
Subscriber disconnects	11.9	11.2
Other	0.1	0.1
Amortization of deferred revenue	(8.6)	(8.0)
Deferred income taxes	9.5	9.4
Provision for uncollectible accounts receivable	3.5	2.6
Compensation expense for stock options	1.1	1.4
Other operating, net	17.1	10.4
Postretirement expense (credits), net of funding:
Pension	(3.5)	1.2
Other than pension	(2.4)	(3.1)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(19.9)	4.1
Accounts payable, income taxes payable and accrued liabilities	(32.6)	(3.0)
Deferral of subscriber acquisition cost	(6.3)	(5.8)
Deferral of revenue from new subscribers	12.0	12.1
Prepaid and other current assets	(17.7)	(20.0)
Other, net	(2.9)	7.4
Discontinued operations, net	-	(1.4)
Net cash provided by operating activities	59.7	93.1

Cash flows from investing activities:
Capital expenditures	(77.3)	(69.7)
Acquisitions	-	(2.5)
Cash proceeds from disposal	0.7	1.6
Other, net	0.4	1.7
Discontinued operations, net	-	(0.1)
Net cash used by investing activities	(76.2)	(69.0)

Cash flows from financing activities:
Revolving credit facilities borrowings (repayments), net	65.9	(6.3)
Long term debt:
Additions	-	1.1
Repayments	(5.0)	(4.2)
Short-term borrowings (repayments), net	3.5	(5.7)
Repurchase shares of common stock of The Brink’s Company	(44.5)	(0.3)
Dividends to:
Shareholders of The Brink’s Company	(4.5)	(2.8)
Minority interest holders in subsidiaries	(1.1)	(1.0)
Proceeds from exercise of stock options	2.7	4.5
Excess tax benefits associated with stock compensation	6.6	3.2
Other, net	-	0.1
Discontinued operations, net	-	(11.1)
Net cash provided (used) by financing activities	23.6	(22.5)

Effect of exchange rate changes on cash	3.7	0.8

Cash and cash equivalents:
Increase	10.8	2.4
Balance at beginning of period	196.4	137.2
Balance at end of period	$207.2	139.6

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of presentation

The Brink’s Company (along with its subsidiaries, the “Company”) has two operating segments:

•      Brink’s, Incorporated (“Brink’s”)
•      Brink’s Home Security, Inc. (“BHS”)

On February 25, 2008, the board of directors approved a plan to separate the Company into two independent publicly traded companies through a spin-off of 100% of BHS.  The Brink's Company will continue to operate Brink's, its secure transportation and cash management unit.  The spin-off of BHS is expected to take the form of a tax-free stock distribution to The Brink's Company shareholders and be completed in the fourth quarter of 2008.  After the distribution, the Company will report expenses related to the spin-off and BHS’ results of operations, including previously reported results, within discontinued operations.

The Company’s unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, the unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements. Actual results could differ materially from those estimates.  The most significant estimates used by management are related to goodwill and other long-lived assets, pension and other postretirement benefit obligations, legal contingencies and income taxes.

Recently Adopted Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 157, Fair Value Measurements.  In February 2008, the FASB issued FASB Staff Position 157-2, Partial Deferral of the Effective Date of SFAS 157, which delayed the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities.  The Company adopted SFAS 157, effective January 1, 2008 for financial assets and financial liabilities.  SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosure of fair value measurements.  SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability.  The implementation of SFAS 157, as it relates to the Company’s financial assets and financial liabilities, did not have a material effect on the Company’s results of operations or financial position.  The Company is currently evaluating the potential impact, if any, on its nonfinancial assets and liabilities.

The Company adopted SFAS 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115, effective January 1, 2008.  SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the “fair value option”).  Unrealized gains and losses, arising subsequent to the election of the fair value option, are reported in earnings.  The Company has not elected the fair value option for existing assets or liabilities upon adoption.  Therefore, the implementation of SFAS 159 did not have an effect on the Company’s results of operations or financial position.

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

BHS offers monitored security services in North America primarily for owner-occupied, single-family residences and, to a lesser extent, commercial properties.  BHS typically installs and owns the on-site security systems, and charges fees to monitor and service the systems.

	Three Months
	Ended March 31,
(In millions)	2008	2007

Revenues:
Brink’s	$792.8	625.8
BHS	127.8	114.7
Revenues	$920.6	740.5

Operating profit:
Brink’s	$82.0	51.0
BHS	32.0	28.2
Business segments	114.0	79.2
Corporate	(16.1)	(11.6)
Former operations	(0.6)	(3.3)
Operating profit	$97.3	64.3

Note 3 – Earnings per share

Shares used to calculate earnings per share are as follows:

	Three Months
	Ended March 31,
(In millions)	2008	2007

Weighted-average common shares outstanding:
Basic	46.5	46.3
Effect of dilutive stock options	0.4	0.6
Diluted	46.9	46.9

Antidilutive stock options excluded from denominator	0.6	0.2

Shares of the Company’s common stock held by The Brink’s Company Employee Benefits Trust (the “Employee Benefits Trust”) that have not been allocated to participants under the Company’s various benefit plans are excluded from earnings per share calculations since they are treated as treasury shares for the calculation of earnings per share.  The Employee Benefits Trust held 1.6 million unallocated shares at March 31, 2008, and 2.0 million unallocated shares at March 31, 2007.

Note 4 – Employee and retiree benefits

Pension plans
The Company has various defined benefit plans for eligible employees.

The components of net periodic pension cost (credit) for the Company’s pension plans were as follows:

(In millions)	U.S. Plans		Non-U.S. Plans		Total
Three months ended March 31,	2008	2007	2008	2007	2008	2007

Service cost	$-	-	2.4	2.0	2.4	2.0
Interest cost on projected benefit obligation	11.4	10.8	3.2	2.4	14.6	13.2
Return on assets – expected	(14.8)	(13.4)	(3.1)	(2.3)	(17.9)	(15.7)
Amortization of losses	0.3	2.7	0.9	0.8	1.2	3.5
Net periodic pension cost (credit)	$(3.1)	0.1	3.4	2.9	0.3	3.0

Postretirement benefits other than pensions
Company-Sponsored Plans
The Company provides postretirement health care benefits (the “Company-sponsored plans”) for eligible current and former employees in the U.S. and Canada, including former employees of the former coal operations (the “coal-related” plans).

The components of net periodic postretirement cost (credit) related to Company-sponsored plans were as follows:

(In millions)	Coal-related plans		Other plans		Total
Three months ended March 31,	2008	2007	2008	2007	2008	2007

Service cost	$-	-	0.1	0.1	0.1	0.1
Interest cost on accumulated postretirement
benefit obligations	7.9	7.9	0.2	0.2	8.1	8.1
Return on assets – expected	(9.6)	(9.6)	-	-	(9.6)	(9.6)
Amortization of losses	2.0	3.0	(0.1)	-	1.9	3.0
Curtailment gain	-	-	(2.0)	-	(2.0)	-
Net periodic postretirement cost (credit)	$0.3	1.3	(1.8)	0.3	(1.5)	1.6

In January 2008, Brink’s announced the freezing of the Canadian postretirement benefit plan.  Some employees will not meet the eligibility requirement to receive benefits.  As a result, the Company recorded a $2.0 million curtailment gain.

The market value of the Voluntary Employees' Beneficiary Association trust's assets at March 31, 2008, was approximately $418 million.

Pneumoconiosis (Black Lung) Obligations
The Company is self-insured with respect to almost all of its black lung obligations.  The components of net periodic postretirement benefit cost related to black lung obligations were as follows:

	Three Months
	Ended March 31,
(In millions)	2008	2007

Interest cost on APBO	$0.7	0.6
Amortization of losses	0.2	0.3
Net periodic postretirement cost	$0.9	0.9

Note 5 – Income taxes

	Three Months
	Ended March 31,
	2008	2007

Continuing operations
Provision for income taxes (in millions)	$34.0	25.3
Effective tax rate	35.1%	39.9%

Discontinued operations
Provision for income taxes (in millions)	$0.8	0.3
Effective tax rate	27.6%	NM

The effective income tax rate on continuing operations in the first quarter of 2008 was slightly higher than the 35% U.S. statutory tax rate primarily due to a $2.8 million tax charge resulting from the decision to spin-off BHS, and $1.7 million of state tax expense, partially offset by a $4.4 million decrease in the non-U.S. tax provision, primarily due to the mix of earnings in the foreign jurisdictions.

The effective income tax rate on continuing operations in the first quarter of 2007 was higher than the 35% U.S. statutory tax rate primarily due to a $4.1 million increase in the valuation allowances for non-U.S. jurisdictions and $1.0 million of state tax expense.  This was partially offset by a $0.7 million benefit related to the Company's foreign tax credit position.

Note 6 – Capital stock

Common stock
On September 14, 2007, the Company’s board of directors authorized the purchase of up to $100 million of the Company’s outstanding common shares.  The repurchase authorization does not have an expiration date and potential share repurchases will depend on a variety of factors.  Under the program, the Company used $3.6 million to purchase 60,500 shares of common stock between December 5, 2007, and December 31, 2007, at an average price of $60.30 per share.  The Company used an additional $36.9 million to purchase 594,300 shares of common stock between January 1, 2008, and March 31, 2008, at an average price of $62.16 per share.  As of March 31, 2008, the Company had $59.4 million under the program available to purchase shares.  From April 1, 2008, through April 25, 2008, another 204,000 shares were purchased for $13.9 million at an average cost of $68.00 per share.

Note 7 – Discontinued operations

	Three Months
	Ended March 31,
(In millions)	2008	2007

Results of Brink’s United Kingdom domestic cash handling operations (a)	$-	(2.5)
Adjustments to contingent liabilities of former operations	2.9	0.4
Income (loss) from discontinued operations before income taxes	2.9	(2.1)
Provision for income taxes	0.8	0.3
Income (loss) from discontinued operations	$2.1	(2.4)
(a)	Brink’s United Kingdom domestic cash handling operations were sold in August 2007. Revenues of the operations were $11.0 million for the first quarter of 2007.

Note 8 – Supplemental cash flow information

	Three Months
	Ended March 31,
(In millions)	2008	2007

Cash paid for:
Interest	$1.8	1.6
Income taxes, net	25.4	14.7

Note 9 – Comprehensive income

	Three Months
	Ended March 31,
(In millions)	2008	2007

Net income	$50.1	28.7
Other comprehensive income (loss), net of reclasses and taxes:
Benefit plan experience loss	1.9	4.4
Benefit plan prior service cost	0.3	0.2
Foreign currency translation adjustments	25.8	3.6
Marketable securities	(0.7)	-
Other comprehensive income	27.3	8.2
Comprehensive income	$77.4	36.9

Note 10 – Commitments and contingent matters

Operating leases
The Company has made residual value guarantees of approximately $72.1 million at March 31, 2008, related to operating leases, principally for trucks and other vehicles.

BAX Global litigation
BAX Global is defending a claim related to the apparent diversion by a third party of goods being transported for a customer.  Although BAX Global is defending this claim vigorously and believes that its defenses have merit, it is possible that this claim ultimately may be decided in favor of the claimant.  If so, the Company believes that the ultimate amount of reasonably possible unaccrued losses could range from $0 to $13 million.  The Company has contractually indemnified the purchaser of BAX Global for this contingency.

Value-added taxes (“VAT”) and customs duties
During 2004, the Company determined that one of its non-U.S. Brink’s business units had not paid customs duties and VAT with respect to the importation of certain goods and services.  The Company was advised that civil and criminal penalties could be asserted for the non-payment of these customs duties and VAT.  Although no penalties have been asserted to date, they could be asserted at any time.  The business unit has provided the appropriate government authorities with an accounting of unpaid customs duties and VAT and has made payments covering its calculated unpaid VAT.  The Company believes that the range of reasonably possible losses is between $0.4 million and $3.0 million for potential penalties on unpaid VAT and has accrued $0.4 million.  The Company believes that the range of possible losses for unpaid customs duties and associated penalties, none of which has been accrued, is between $0 and $35 million.  The Company believes that the assertion of the penalties on unpaid customs duties would be excessive and would vigorously defend against any such assertion.  The Company does not expect to be assessed interest charges in connection with any penalties that may be asserted.  The Company continues to diligently pursue the resolution of this matter and, accordingly, the Company’s estimate of the potential losses could change materially in future periods.  The assertion of potential penalties may be material to the Company’s financial position and results of operations.

Other
The Company is involved in various other lawsuits and claims in the ordinary course of business.  The Company has recorded accruals for losses that are considered probable and reasonably estimable.  Management believes that the ultimate disposition of these matters will not have a material adverse effect on the liquidity or financial position of the Company, however, losses from these matters or changes in estimates of losses for these matters may result in income or expense in any one accounting period that is material in comparison to the earnings of that period.

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

On February 25, 2008, the board of directors approved a plan to separate the Company into two independent publicly traded companies through a spin-off of 100% of BHS.  The Brink's Company will continue to operate Brink's, its secure transportation and cash management unit.  The spin-off of BHS is expected to take the form of a tax-free stock distribution to The Brink's Company shareholders and be completed in the fourth quarter of 2008.  After the distribution, the Company will report expenses related to the spin-off and BHS’ results of operations, including previously reported results, within discontinued operations.

The Company has significant liabilities associated with its former coal operations and expects to have ongoing expenses and cash outflows related to its former coal operations.

RESULTS OF OPERATIONS

Overview

	Three Months
	Ended March 31,
(In millions)	2008	2007

Income (loss) from:
Continuing operations	$48.0	31.1
Discontinued operations	2.1	(2.4)
Net income	$50.1	28.7

The income (loss) items in the above table are reported after tax.

Income from continuing operations increased by about 54% in the first quarter of 2008 versus the first quarter of the prior year primarily due to improved performance at Brink’s and BHS.  Brink’s operating profit increased in the first quarter of 2008 from the prior-year period primarily due to a significant increase in operating profit in Latin America on higher revenues from solid growth in several countries and a nonrecurring benefit from a one-time project (the “conversion project” is discussed further below in Brink’s International section) partially offset by lower operating profit in North America.  BHS continued a trend of reporting higher operating profit.

Corporate expenses in the first quarter of 2008 were higher than the prior year due to consulting expenses related to a strategy review, proxy matters and the initial steps to implement the planned spin-off of BHS.  Expenses related to former operations in the first quarter of 2008 were lower primarily due to lower costs for pension and other postretirement benefits.

Consolidated Review

	Three Months
	Ended March 31,		%
(In millions)	2008	2007	change

Revenues:
Brink’s	$792.8	625.8	27
BHS	127.8	114.7	11
Revenues	$920.6	740.5	24

Operating profit:
Brink’s	$82.0	51.0	61
BHS	32.0	28.2	14
Business segments	114.0	79.2	44
Corporate	(16.1)	(11.6)	39
Former operations	(0.6)	(3.3)	(82)

Operating profit	97.3	64.3	51

Interest expense	(2.5)	(2.5)	-
Interest and other income, net	2.1	1.6	31
Income from continuing operations before
income taxes and minority interest	96.9	63.4	53
Provision for income taxes	34.0	25.3	34
Minority interest	14.9	7.0	113

Income from continuing operations	48.0	31.1	54

Income (loss) from discontinued operations,
net of income taxes	2.1	(2.4)	NM
Net income	$50.1	28.7	75

Revenues - Consolidated
The Company’s consolidated revenue during the 2008 first quarter increased from the prior-year period as a result of revenue growth at both operating segments. Brink’s revenues in the first quarter of 2008 increased over the prior-year period due to growth in existing operations, favorable changes in foreign currency exchange rates and revenues associated with the conversion project.  There will be additional revenue from the conversion project in the second quarter of 2008 but at a substantially reduced level.  The conversion project is expected to provide insignificant or no benefit after the second quarter.  BHS’ revenues increased year over year primarily as a result of growth in the subscriber base.

Operating Profit - Consolidated
The Company’s consolidated operating profit in the first quarter compared to the same period last year increased as a result of operating profit growth from both operating segments.  Brink’s operating profit included significant operating profit growth in Latin America including the favorable impact of activities related to the conversion project.  Operating profit in Europe, Middle East, and Africa (“EMEA”) was slightly lower than the prior-year quarter as lower operating results in France were partially offset by improvements in several other countries.  North American operating profit was lower than the prior-year quarter due primarily to higher expenses.  BHS’ operating profit for the current quarter improved due to incremental revenues and lower Home Technology installation expense, partially offset by higher marketing costs.  BHS’ operating profit in 2007 also includes $0.4 million of other operating income from the partial settlement of insurance claims related to Hurricane Katrina.

Corporate expense in the first quarter of 2008 included approximately $6 million of professional, legal and advisory fees incurred related to strategic reviews conducted by the Company, proxy matters and the initial steps to implement the planned spin-off of BHS.  The Company expects to incur an additional $10 million to $15 million of professional, legal and advisory fees during the remainder of 2008 related to the proposed spin-off of BHS.

Expenses related to former operations were lower in the first quarter of 2008 compared to the same period last year primarily due to lower pension and other postretirement expenses.

Brink’s, Incorporated

	Three Months
	Ended March 31,		%
(In millions)	2008	2007	change

Revenues:
North America (a)	$230.3	211.2	9
International	562.5	414.6	36
	$792.8	625.8	27

Operating profit:
North America (a)	$13.4	18.3	(27)
International	68.6	32.7	110
	$82.0	51.0	61

Cash flow information:
Depreciation and amortization	$29.7	24.7	20
Capital expenditures	31.5	26.2	20
(a)      U.S. and Canada.

Revenues – Brink’s
Revenues at Brink’s were higher in the first quarter of 2008 compared to the prior-year period as a result of a combination of the effects of Organic Revenue Growth, as defined later, favorable changes in currency exchange rates and the conversion project.

Operating Profit – Brink’s
Operating profit in the first quarter of 2008 was higher than in the prior-year period primarily as a result of strong performance in Latin America, including conversion project activities.  In EMEA, operating profit for the first quarter of 2008 was slightly lower than in the prior-year period as a result of lower results in France partially offset by improved performance in several other countries.  North American operating profit in the first quarter was lower than in the prior-year period due largely to higher spending on labor, transportation and selling, general and administrative expenses.  Results also included the benefit of reductions in postretirement benefit obligations in Canada, partially offset by the net effect of changes in the amount of accruals for legal claims.  Due to inflationary pressures, especially related to wage increases in Latin America, and lower conversion project work, second-quarter 2008 operating margin for Brink’s is expected to approximate 7%.

Brink’s expects to generate operating profit margins of approximately 9% in 2008.

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

Revenue growth rates for operations outside the U.S. include the effect of changes in currency exchange rates.  On occasion in this report, the change in revenue versus the prior year has been disclosed using constant currency exchange rates in order to provide information about growth rates without the impact of fluctuating foreign currency exchange rates.  Growth at constant-currency exchange rates equates to growth as measured in local currency.  This measurement of growth using constant-currency exchange rates is higher than growth computed using actual currency exchange rates when the U.S. dollar is strengthening and lower when the U.S. dollar is weakening.  Changes in currency exchange rates did not materially affect period to period comparisons of segment operating profit for the periods presented herein.

	Three Months	% change
(In millions)	Ended March 31,	from prior period

2006 Revenues	$548.4
Effects on revenue of:
Organic Revenue Growth	47.7	9
Acquisitions and dispositions, net	6.3	1
Changes in currency exchange rates	23.4	4

2007 Revenues	625.8	14
Effects on revenue of:
Organic Revenue Growth	95.9	16
Acquisitions and dispositions, net	7.7	1
Changes in currency exchange rates	63.4	10

2008 Revenues	$792.8	27

North America
North American revenues increased 9% to $230.3 million in the first quarter of 2008 compared to $211.2 million in the same period for 2007 as the result of increases in all service lines.  Operating profit in the first quarter of 2008 decreased $4.9 million compared to the same period in 2007 due to higher spending on labor, transportation and selling, general and administrative expenses.  Results also included the benefit of reductions in postretirement benefit obligations in Canada, partially offset by the net effect of changes in the amount of accruals for legal claims.

International
Revenues increased in the first quarter of 2008 over the prior-year period in all regions.  Revenue increases in EMEA and Latin America were primarily the result of Organic Revenue Growth, favorable changes in currency exchange rates and the conversion project.  International operating profit in the first quarter of 2008 was higher than the 2007 period primarily due to the effects of strong volumes in Latin America, including the conversion project.

EMEA.  Revenues increased to $332.4 million in the first quarter of 2008 compared to $270.4 million from the same period last year, an increase of 23% (8% on a constant currency basis) largely as a result of both Organic Revenue Growth and favorable changes in currency exchange rates.  Operating profit was slightly lower in the first quarter of 2008 due to lower results in France partially offset by improvements in several countries.

Latin America.  Revenues increased to $211.0 million in the first quarter of 2008 from $129.5 million in the first quarter of 2007, an increase of 63% (51% on a constant currency basis) primarily due to higher volumes across the region, normal inflationary price increases, favorable changes in currency exchange rates and the conversion project.  Operating profit in the first quarter of 2008 was significantly higher than in the first quarter of 2007 primarily due to the above-mentioned volume and price increases, combined with productivity improvements across the region.  Brink’s has concluded negotiations with employee bargaining units which will lead to higher costs in the second quarter.  This is expected to reduce margins from first quarter levels.

The Conversion Project.  Venezuela changed its national currency from the bolivar to the bolivar fuerte on January 1, 2008, and Brink’s performed additional cash handling services to assist in the conversion.  During the first quarter of 2008, Brink’s estimated that it recorded approximately $35 million of incremental revenue related to these services.  The Company expects to record approximately $10 million in additional revenues during the remainder of 2008 associated with the conversion project with most occurring in the second quarter.

The conversion project activities utilized existing assets, personnel and other resources which also serviced normal operations.  Due to the temporary significant increase in volume and special security and reconciliation procedures, Brink’s increased resources and training and established special procedures to mitigate risks and, accordingly, increased its costs.  There were higher costs in late 2007 related to this project.  There may be wind down costs to be incurred in future quarters after the conversion project ends.

Asia-Pacific.  Revenues increased slightly to $19.1 million in the first quarter of 2008 from $14.7 million in the first quarter of 2007, an increase of 30% (22% on a constant currency basis).  Operating profit in the first quarter of 2008 was higher than in 2007, reflecting improvements in the Company’s Hong Kong and Global Services operations.

Brink’s Home Security

	Three Months
	Ended March 31,		%
(In millions)	2008	2007	change

Revenues	$127.8	114.7	11

Operating profit
Recurring services (a)	$56.8	50.8	12
Investment in new subscribers (b)	(24.8)	(22.6)	10
	$32.0	28.2	14

Monthly recurring revenues (c)	$38.3	34.2	12

Cash Flow Information
Depreciation and amortization (d)	$20.6	18.5	11
Impairment charges from
subscriber disconnects	11.9	11.2	6
Amortization of deferred revenue (e)	(8.6)	(8.0)	8
Deferral of subscriber acquisition
costs (current year payments)	(6.3)	(5.8)	9
Deferral of revenue from new
subscribers (current year receipts)	12.0	12.1	(1)

Capital expenditures:
Security systems	$(43.2)	(41.1)	5
Other	(2.6)	(2.3)	13
Capital expenditures	$(45.8)	(43.4)	6
(a)	Reflects operating profit generated from the existing subscriber base including the amortization of deferred revenues.
(b)	Primarily marketing and selling expenses, net of the deferral of subscriber acquisition costs (primarily a portion of sales commissions) incurred in the acquisition of new subscribers.
(c)	This measure is reconciled below under the caption “Reconciliation of Non-GAAP Measures - Monthly Recurring Revenues.”
(d)	Includes amortization of deferred subscriber acquisition costs.
(e)	Includes amortization of deferred revenue related to active subscriber accounts as well as recognition of deferred revenue related to subscriber accounts that disconnect.

Revenues - BHS
The 11% increase in BHS’ revenues in the first quarter of 2008 over the comparable 2007 period was primarily due to a larger subscriber base and a 3% increase in average monitoring rates.  The larger subscriber base and higher average monitoring and service rates also contributed to a 12% increase in monthly recurring revenues for March 2008 as compared to March 2007.

Operating Profit - BHS
Operating profit increased $3.8 million for the first quarter of 2008 compared to the same quarter in 2007 as higher profit from recurring services was partially offset by increased investment in new subscribers.  Higher profit from recurring services in the first quarter of 2008 was primarily due to incremental revenues generated from the larger subscriber base and higher average monitoring rates.  Higher investment in new subscribers over the first quarter of 2008 was primarily due to increased advertising and marketing costs incurred to maintain installation volume and increased salary expense associated with an increase in the commercial sales force.

Subscriber activity

	Three Months
	Ended March 31,		%
(In thousands)	2008	2007	change

Number of subscribers:
Beginning of period	1,223.9	1,124.9
Installations (a)	44.6	45.8	(3)
Disconnects (a)	(18.9)	(17.5)	8
End of period (b)	1,249.6	1,153.2	8

Average number of subscribers	1,236.4	1,138.1	9
Annualized disconnect rate (c)	6.1%	6.1%
(a)
Customers who move from one location and then initiate a new monitoring agreement at a new location are not included in either installations or disconnects.  Dealer accounts cancelled and charged back to the dealer during the specified contract term are also excluded from installations and disconnects.  Inactive sites that are returned to service reduce disconnects.

(b)
Commercial subscribers accounted for approximately 5% of total subscribers at March 31, 2008.  The Company continues to see the expansion of BHS’ commercial subscriber base as a significant growth opportunity.

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

Installations were 3% lower in the first quarter of 2008 as compared to the same period in 2007, primarily due to fewer residential installations which the Company attributes to the slow housing market, partially offset by a 10% increase in commercial installations over the same period last year.  Overall, installation growth in 2008 is expected to continue to be hampered by sluggish residential real estate activity in the U.S.

The annualized disconnect rate of 6.1% for the first quarter of 2008 was consistent with that of the same period of 2007.  Disconnect rates are typically higher in the second and third calendar quarters of the year because of an increase in residential moves during summer months.  BHS is continually focused on minimizing customer disconnects; however, the disconnect rate may not materially improve in the future, as a certain amount of disconnects cannot be prevented due to external factors, primarily household moves.  In addition, the instability in the housing and credit markets could affect BHS’ ability to collect receivables from customers; this could increase the disconnect rate.  The Company expects the disconnect rate in the second quarter of 2008 to be lower than the second quarter of 2007 rate of 8.0%.

Reconciliation of Non-GAAP Measures – Monthly Recurring Revenues

	Three Months
	Ended March 31,
(In millions)	2008	2007

Monthly recurring revenues (“MRR”) (a)	$38.3	34.2
Amounts excluded from MRR:
Amortization of deferred revenue	2.9	2.7
Other revenues (b)	1.6	1.7
Revenues on a GAAP basis:
March	42.8	38.6
January – February	85.0	76.1
January – March	$127.8	114.7
(a)
MRR is calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for contracted monitoring and maintenance services.

(b)	Revenues that are not pursuant to monthly contractual billings.

The Company uses MRR as one factor of BHS’ performance and believes the presentation of MRR is useful to investors because the measure is widely used in the industry to assess the amount of recurring revenues from subscriber fees that a monitored security business produces.  This supplemental non-GAAP information should be reviewed in conjunction with the Company’s consolidated statements of operations.

Corporate Expense – The Brink’s Company

	Three Months
	Ended March 31,		%
(In millions)	2008	2007	change

Corporate expense	$16.1	11.6	39

Corporate expense in the first quarter of 2008 included approximately $6 million of professional, legal and advisory fees incurred related to strategic reviews conducted by the Company, proxy matters and the initial steps to implement the proposed spin-off of BHS.  The Company expects to incur an additional $10 million to $15 million of professional, legal and advisory fees during the remainder of 2008 related to the proposed spin-off of BHS.

Expenses related to the spin-off will be classified within discontinued operations once the spin-off has occurred.

Former Operations – included in Continuing Operations

	Three Months
	Ended March 31,		%
(In millions)	2008	2007	change

Company-sponsored postretirement
benefits other than pensions	$0.3	1.5	(80)
Black lung	0.9	0.9	-
Pension	(1.8)	(0.1)	200 +
Administrative, legal and other
expenses, net	1.2	1.0	20
	$0.6	3.3	(82)

Expenses from former operations decreased by 82% in the first quarter of 2008 compared to the same period last year primarily because pension credits increased and other postretirement benefit expenses were lower.

Foreign Operations

The Company operates in approximately 50 countries outside the U.S., each with a local currency other than the U.S. dollar. Because the financial results of the Company are reported in U.S. dollars, they are affected by changes in the value of various foreign currencies in relation to the U.S. dollar. Changes in exchange rates may also affect transactions which are denominated in currencies other than the functional currency.  The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency fluctuations in any one country may have on the translated results.  The Company, from time to time, uses foreign currency forward contracts to hedge transactional risks associated with foreign currencies.  At March 31, 2008, no foreign currency forward contracts were outstanding.

Translation adjustments of net monetary assets and liabilities denominated in local currencies relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period.  No subsidiaries operated in highly inflationary economies for the three months ending March 31, 2008 and 2007.  Venezuela’s economy has not been considered to be highly inflationary in the past five years, but it is reasonably possible that Venezuela’s economy may be considered highly inflationary again at some time in the future.

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

Brink’s Venezuela is also subject to local laws and regulatory interpretations that determine the exchange rate at which repatriating dividends may be converted.  It is possible that Brink’s Venezuela may be subject to a less favorable exchange rate on dividend remittances in the future.  The Company’s reported U.S. dollar revenues, earnings and equity would be adversely affected if revenues and operating profits of Brink’s Venezuela were to be reported using a less favorable currency exchange rate. The Company’s Venezuelan subsidiaries, which are not wholly owned, held net current assets of $77 million at March 31, 2008.

The Company is also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, political instability, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects, if any, of these risks on the Company cannot be predicted.

Other Operating Income (Expense), Net

Other operating income (expense), net, is a component of the operating segments’ previously discussed operating profits.

	Three Months
	Ended March 31,		%
(In millions)	2008	2007	change

Share in earnings of equity affiliates	$1.2	0.7	71
Royalty income	0.6	0.4	50
Foreign currency transaction losses, net	(3.3)	(1.2)	175
Gain on sale of operating
assets, net	-	0.3	NM
Other	0.5	0.7	(29)
	$(1.0)	0.9	NM

Nonoperating Income and Expense

Interest expense

	Three Months
	Ended March 31,		%
(In millions)	2008	2007	change

Interest expense	$2.5	2.5	-

Interest and other income, net

	Three Months
	Ended March 31,		%
(In millions)	2008	2007	change

Interest income	$2.1	1.8	17
Other	-	(0.2)	NM
	$2.1	1.6	31

Income Taxes

	Three Months
	Ended March 31,
	2008	2007

Continuing operations
Provision for income taxes (in millions)	$34.0	25.3
Effective tax rate	35.1%	39.9%

Discontinued operations
Provision for income taxes (in millions)	$0.8	0.3
Effective tax rate	27.6%	NM

The effective income tax rate on continuing operations in the first quarter of 2008 was slightly higher than the 35% U.S. statutory tax rate primarily due to a $2.8 million tax charge resulting from the decision to spin-off BHS, and $1.7 million of state tax expense, partially offset by a $4.4 million decrease in the non-U.S. tax provision, primarily due to the mix of earnings in the foreign jurisdictions.

The effective income tax rate on continuing operations in the first quarter of 2007 was higher than the 35% U.S. statutory tax rate primarily due to a $4.1 million increase in the valuation allowances for non-U.S. jurisdictions and $1.0 million of state tax expense.  This was partially offset by a $0.7 million benefit related to the Company's foreign tax credit position.

The Company’s effective tax rate may fluctuate materially from period to period due to changes in the expected geographical mix of earnings, changes in valuation allowances or accruals for contingencies and other factors.  Subject to the above factors, the Company currently expects that the effective tax rate on continuing operations for the full year 2008 will approximate 35% to 37%.

Minority Interest

	Three Months
	Ended March 31,		%
(In millions)	2008	2007	change

Minority interest	$14.9	7.0	113

The increase in minority interest in 2008 is primarily due to an increase in the earnings of Brink’s Venezuelan and Colombian subsidiaries.

Discontinued Operations

	Three Months
	Ended March 31,
(In millions)	2008	2007

Results of Brink’s United Kingdom domestic cash handling operations (a)	$-	(2.5)
Adjustments to contingent liabilities of former operations	2.9	0.4
Income (loss) from discontinued operations before income taxes	2.9	(2.1)
Provision for income taxes	0.8	0.3
Income (loss) from discontinued operations	$2.1	(2.4)
(a)	Brink’s United Kingdom domestic cash handling operations were sold in August 2007. Revenues of the operations were $11.0 million for the first quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows before financing activities decreased by $40.6 million in the first quarter of 2008 as compared to the first quarter of 2007.  The decrease was primarily due to higher working capital usage.  In addition, capital expenditures were higher in the first quarter of 2008 than in the same quarter last year.

Summary of Cash Flow Information

	Three Months
	Ended March 31,		$
(In millions)	2008	2007	change

Cash flows from operating activities:
Continuing operations	$59.7	94.5	(34.8)
Discontinued operations	-	(1.4)	1.4
Operating activities	59.7	93.1	(33.4)

Cash flows from investing activities:
Continuing operations:
Capital expenditures	(77.3)	(69.7)	(7.6)
Acquisitions	-	(2.5)	2.5
Other	1.1	3.3	(2.2)
Discontinued operations	-	(0.1)	0.1
Investing activities	(76.2)	(69.0)	(7.2)

Cash flows before financing activities	$(16.5)	24.1	(40.6)

Operating Activities

Operating cash flows from continuing operations decreased by $34.8 million in the first quarter of 2008 compared to the same period in 2007.  The decrease was primarily due to higher working capital usage, partially offset by improved operating performance.

Investing Activities

Cash flows from investing activities decreased by $7.2 million in the first quarter of 2008 versus the first quarter of 2007 primarily due to increased capital expenditures.

Capital expenditures were as follows:

	Three Months
	Ended March 31,		$
(In millions)	2008	2007	change

Capital expenditures:
Brink’s	$31.5	26.2	5.3
BHS:
Security systems	43.2	41.1	2.1
Other	2.6	2.3	0.3
Corporate	-	0.1	(0.1)
Capital expenditures	$77.3	69.7	7.6

Capital expenditures for the first quarter of 2008 were $7.6 million higher than for the same period in 2007.  Brink’s capital expenditures in 2008 were primarily for new facilities, cash processing and security equipment, armored vehicles, and information technology.  BHS capital expenditures were slightly higher in the first quarter of 2008.

Capital expenditures for the full-year 2007 totaled $320 million.  Capital expenditures for the full-year 2008 are currently expected to range from $340 million to $360 million, with from $155 million to $165 million for Brink’s and $185 million to $195 million for BHS.

Business Segment Cash Flows

The Company’s cash flows before financing activities for each of the operating segments are presented below.

	Three Months
	Ended March 31,		$
(In millions)	2008	2007	change

Cash flows before financing activities
Business segments:
Brink’s	$5.5	25.5	(20.0)
BHS	15.9	17.3	(1.4)
Subtotal of business segments	21.4	42.8	(21.4)

Corporate and former operations	(37.9)	(17.2)	(20.7)
Subtotal of continuing operations	(16.5)	25.6	(42.1)

Discontinued operations	-	(1.5)	1.5
Cash flows before financing activities	$(16.5)	24.1	(40.6)

Brink’s
Cash flows before financing activities in the first quarter of 2008 at Brink’s decreased by $20.0 million primarily due to more cash used for working capital needs and increased capital expenditures.

BHS
The decrease in BHS’ cash flows before financing activities is primarily due to the increase in capital expenditures and less cash provided by changes in working capital items, partially offset by higher cash flows from operations as a result of higher operating profit.

Corporate and Former Operations
Other cash flows related to corporate and former operations decreased in 2008 compared to 2007 due to the increase in corporate expenses related to professional, legal and advisory fees and higher U.S. federal income tax payments.

Financing Activities

Summary of financing activities

	Three Months
	Ended March 31,
(In millions)	2008	2007

Net borrowings (repayments) of debt:
Short-term debt	$3.5	(5.7)
Revolving facilities	65.9	(6.3)
Long-term debt	(5.0)	(3.1)
Net borrowings (repayments) of debt	64.4	(15.1)
Repurchase of common stock of the Company	(44.5)	(0.3)
Dividends to:
Shareholders of the Company	(4.5)	(2.8)
Minority interests in subsidiaries	(1.1)	(1.0)
Proceeds and tax benefits related to stock compensation and other	9.3	7.8
Discontinued operations, net	-	(11.1)
Cash flows from financing activities	$23.6	(22.5)

During the first quarter of 2008, the Company purchased 594,300 shares of its common stock at an average cost of $62.16 per share, some of which were settled after the end of the quarter.  The Company also withheld and retired a portion of the shares that were due to employees under deferred compensation distributions.  The shares were withheld to meet the withholding requirements of approximately $11 million.

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

Capitalization

The Company uses a combination of debt, leases and equity to capitalize its operations.

Reconciliation of Net Debt (Cash) to GAAP measures

	March 31,	December 31,
(In millions)	2008	2007

Short-term debt	$17.4	12.4
Long-term debt	162.2	100.2
Debt	179.6	112.6
Less cash and cash equivalents	(207.2)	(196.4)
Net Debt (Cash) (a)	$(27.6)	(83.8)
(a)	Net Debt (Cash) is a non-GAAP measure. Net Debt (Cash) is equal to short-term debt plus the current and noncurrent portion of long-term debt (“Debt” in the tables), less cash and cash equivalents.

The supplemental Net Debt (Cash) information is non-GAAP financial information that management believes is an important measure to evaluate the Company’s financial leverage.  This supplemental non-GAAP information should be reviewed in conjunction with the Company’s consolidated balance sheets.  The Company’s Net Debt (Cash) position at March 31, 2008, as compared to December 31, 2007, decreased primarily due to share repurchase activities and higher working capital usage.

Debt
The Company has an unsecured $400 million revolving bank credit facility with a syndicate of banks (the “Revolving Facility”).  The facility allows the Company to borrow (or otherwise satisfy credit needs) on a revolving basis over a five-year term ending in 2011.  As of March 31, 2008, $317.2 million was available under the revolving credit facility.

The Company also has an unsecured $150 million credit facility with a bank to provide letters of credit and other borrowing capacity over a five-year term ending in December 2009 (the “Letter of Credit Facility”).  As of March 31, 2008, $18.6 million was available under this Letter of Credit Facility.  The Revolving Facility and the multi-currency revolving credit facilities described below are also used for the issuance of letters of credit and bank guarantees.  The Company may have to terminate the Letter of Credit Facility as a result of the spin-off of BHS.  The Company is evaluating alternatives to replace the Letter of Credit Facility.

The Company has two unsecured multi-currency revolving bank credit facilities with a total of $60.0 million in available credit, of which approximately $22.8 million was available at March 31, 2008.  When rates are favorable, the Company also borrows from other U.S. banks under short-term uncommitted agreements.  Various foreign subsidiaries maintain other secured and unsecured lines of credit and overdraft facilities with a number of banks.

The Company’s Brink’s and BHS subsidiaries guarantee the Revolving Facility and the Letter of Credit Facility.  The Revolving Facility, the Letter of Credit Facility and the multi-currency revolving bank credit facilities contain various financial and other covenants.  The financial covenants, among other things, limit the Company’s total indebtedness, limit asset sales, limit the use of proceeds from asset sales and provide for minimum coverage of interest costs.  The credit agreements do not provide for the acceleration of payments should the Company’s credit rating be reduced.  If the Company were not to comply with the terms of its various loan agreements, the repayment terms could be accelerated and the commitments could be withdrawn.  An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  The Company was in compliance with all financial covenants at March 31, 2008.

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

Equity
At March 31, 2008, the Company had 100 million shares of common stock authorized and 47.7 million shares issued and outstanding.  Shares held by The Brink’s Company Employee Benefits Trust (the “Employee Benefits Trust”) that have not been allocated to participants under various benefit plans (1.6 million at March 31, 2008) are excluded from earnings per share calculations since they are treated as treasury shares for the calculation of earnings per share.

On September 14, 2007, the Company’s board of directors authorized the purchase of up to $100 million of the Company’s outstanding common shares.  The repurchase authorization does not have an expiration date and potential share repurchases will depend on a variety of factors.  Under the program, the Company used $3.6 million to purchase 60,500 shares of common stock between December 5, 2007, and December 31, 2007, at an average price of $60.30 per share.  The Company used an additional $36.9 million to purchase 594,300 shares of common stock between January 1, 2008, and March 31, 2008, at an average price of $62.16 per share.  As of March 31, 2008, the Company had $59.4 million under the program available to purchase shares.  From April 1, 2008, through April 25, 2008, another 204,000 shares were purchased for $13.9 million at an average cost of $68.00 per share.

Commitments and Contingent Matters

Operating leases
The Company has made residual value guarantees of approximately $72.1 million at March 31, 2008, related to operating leases, principally for trucks and other vehicles.

BAX Global litigation
BAX Global is defending a claim related to the apparent diversion by a third party of goods being transported for a customer.  Although BAX Global is defending this claim vigorously and believes that its defenses have merit, it is possible that this claim ultimately may be decided in favor of the claimant.  If so, the Company expects that the ultimate amount of reasonably possible unaccrued losses could range from $0 to $13 million.  The Company has contractually indemnified the purchaser of BAX Global for this contingency.

Value-added taxes (“VAT”) and customs duties
During 2004, the Company determined that one of its non-U.S. Brink’s business units had not paid customs duties and VAT with respect to the importation of certain goods and services.  The Company was advised that civil and criminal penalties could be asserted for the non-payment of these customs duties and VAT.  Although no penalties have been asserted to date, they could be asserted at any time.  The business unit has provided the appropriate government authorities with an accounting of unpaid customs duties and VAT and has made payments covering its calculated unpaid VAT.  The Company believes that the range of reasonably possible losses is between $0.4 million and $3.0 million for potential penalties on unpaid VAT and has accrued $0.4 million.  The Company believes that the range of possible losses for unpaid customs duties and associated penalties, none of which has been accrued, is between $0 and $35 million.  The Company believes that the assertion of the penalties on unpaid customs duties would be excessive and would vigorously defend against any such assertion.  The Company does not expect to be assessed interest charges in connection with any penalties that may be asserted.  The Company continues to diligently pursue the resolution of this matter and, accordingly, the Company’s estimate of the potential losses could change materially in future periods.  The assertion of potential penalties may be material to the Company’s financial position and results of operations.

Other
The Company is involved in various other lawsuits and claims in the ordinary course of business.  The Company has recorded accruals for losses that are considered probable and reasonably estimable.  Management believes that the ultimate disposition of these matters will not have a material adverse effect on the liquidity or financial position of the Company, however, losses from these matters or changes in estimates of losses for these matters may result in income or expense in any one accounting period that is material in comparison to the earnings of that period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations have activities in approximately 50 countries.  These operations expose the Company to a variety of market risks, including the effects of changes in interest rates, commodity prices and foreign currency exchange rates.  In addition, the Company consumes various commodities in the normal course of business, exposing it to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by the Company as an integral part of its overall risk management program. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency rate fluctuations in any one country may have on the Company’s consolidated results. The Company’s risk management program considers this favorable diversification effect as it measures the Company’s exposure to financial markets and, as appropriate, seeks to reduce the potentially adverse effects that the volatility of certain markets may have on its operating results. The Company has not had any material change in its market risk exposures in the three months ended March 31, 2008.

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-looking information

This document contains both historical and forward-looking information.   Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, statements regarding the strategic decision to spin-off BHS, the tax free nature, timing and other expected characteristics of the spin-off, expected additional expenses in 2008 related to the spin-off, the impact of recent accounting rule changes, the outcome of pending litigation and the amount of associated losses, the outcome of the issue relating to the non-payment of customs duties and value-added tax by a non-U.S. subsidiary of Brink’s, Incorporated, significant liabilities and ongoing expenses and cash outflows related to former coal operations, expected operating profit margin at Brink’s, currency conversion services in Venezuela, with associated revenues and possible operational issues and costs, the effect of concluded negotiations with bargaining units in Latin America, expected installation growth at BHS and the effects of ongoing weakness in the housing market, the disconnect rate at BHS, the possibility that Venezuela may be considered highly inflationary again, the possibility that Brink’s Venezuela may be subject to less favorable exchange rates on dividend remittances, the anticipated effective tax rate for 2008 and the Company’s tax position and underlying assumptions, expected capital expenditures for 2008, and the adequacy of the Company’s sources of liquidity.  The forward-looking information in this document is subject to known and unknown risks, uncertainties and contingencies, which could cause actual results, performance or achievements to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond the control of The Brink’s Company and its subsidiaries, include, but are not limited to the ability of the Company to complete a successful spin-off of BHS, the satisfaction of all conditions in order to complete a spin-off of BHS, demand for the services of Brink’s and BHS, the ability to identify and execute further cost and operational improvements and efficiencies in the core businesses, the impact of continuing initiatives to control costs and increase profitability, the ability of the businesses to cost effectively match customer demand with appropriate resources, the willingness of Brink’s and BHS’ customers to absorb future price increases and the actions of competitors, the Company’s ability to identify strategic opportunities and integrate them successfully, acquisitions and dispositions made in the future, Brink’s ability to integrate recent acquisitions, corporate expenses due to the implementation of the spin-off decision and shareholder initiatives, decisions by the Company’s Board of Directors, Brink’s ability to perform currency conversion cash handling services in Venezuela successfully and without adverse operational issues, regulatory and labor issues and higher security threats in European countries, the impact of actions responding to current market conditions in the United States, France and other European countries, the return to profitability of operations in jurisdictions where Brink’s has recorded valuation adjustments, the input of governmental authorities regarding the non-payment of customs duties and value-added tax, the stability of the Venezuelan economy and changes in Venezuelan policy regarding exchange rates for dividend remittances, variations in costs or expenses and performance delays of any public or private sector supplier, service provider or customer, the ability of the Company and its subsidiaries to obtain appropriate insurance coverage at reasonable prices, positions taken by insurers with respect to claims made and the financial condition of insurers, safety and security performance, Brink’s loss experience, changes in insurance costs, risks customarily associated with operating in foreign countries including changing labor and economic conditions, political instability, restrictions on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive government actions, costs associated with information technology and other ongoing contractual obligations, BHS’ ability to maintain subscriber growth, the number of household moves, the level of home sales or new home construction, potential instability in housing credit markets, the performance of BHS’ equipment suppliers and dealers, BHS’ ability to cost-effectively develop or incorporate new systems in a timely manner, decisions regarding continued support of the developing commercial business, the ability of the home security industry to dissuade law enforcement and municipalities from refusing to respond to alarms, the willingness of BHS’ customers to pay for private response personnel or other alternatives to police responses to alarms, estimated reconnection experience at BHS, costs associated with the purchase and implementation of cash processing and security equipment, changes in the scope or method of remediation or monitoring of the Company’s former coal operations, the timing of the pass-through of certain costs to third parties and the timing of approvals by governmental authorities relating to the disposal of the coal assets, changes to estimated liabilities and assets in actuarial assumptions due to payments made, investment returns, annual actuarial revaluations, and periodic revaluations of reclamation liabilities, the funding levels, accounting treatment, investment performance and costs of the Company’s pension plans and the VEBA, whether the Company’s assets or the VEBA’s assets are used to pay benefits, projections regarding the number of participants in and beneficiaries of the Company’s employee and retiree benefit plans, black lung claims incidence, the number of dependents of mine workers for whom benefits are provided, actual retirement experience of the former coal operation’s employees, actual medical and legal expenses relating to benefits, changes in inflation rates (including medical inflation) and interest rates, changes in mortality and morbidity assumptions, mandatory or voluntary pension plan contributions, discovery of new facts relating to civil suits, the addition of claims or changes in relief sought by adverse parties, the cash, debt and tax position and growth needs of the Company, the demand for capital by the Company and the availability and cost of such capital, the satisfaction or waiver of limitations on the use of proceeds contained in various of the Company’s financing arrangements, the nature of the Company’s hedging relationships, the financial performance of the Company, utilization of third-party advisors and the ability of the Company to hire and retain corporate staff, changes in employee obligations, overall domestic and international economic, political, social and business conditions, capital markets performance, the strength of the U.S. dollar relative to foreign currencies, foreign currency exchange rates, changes in estimates and assumptions underlying the Company’s critical accounting policies, anticipated return on assets, inflation, the promulgation and adoption of new accounting standards and interpretations, seasonality, pricing and other competitive industry factors, labor relations, fuel and copper prices, new government regulations and interpretations of existing regulations, legislative initiatives, judicial decisions, issuances of permits, variations in costs or expenses and the ability of counterparties to perform.  The information included in this document is representative only as of the date of this document, and The Brink’s Company undertakes no obligation to update any information contained in this document.

Part II - Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about common stock repurchases by the Company during the quarter ended March 31, 2008.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Shares Purchased	Dollar Value) of
	(a) Total Number		as Part of Publicly	Shares that May Yet
	of Shares	(b) Average Price	Announced Plans	be Purchased Under
Period	Purchased (1)	Paid per Share	or Programs	the Plans or Programs
January 2 through
January 31, 2008	200,000	$54.17	200,000	$85,517,825
February 6 through
February 29, 2008	26,800	65.43	26,800	83,764,339
March 3 through
March 31, 2008	367,500	66.26	367,500	59,412,636
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

THE BRINK’S COMPANY

April 30, 2008	By: /s/ Robert T. Ritter
Robert T. Ritter
(Vice President -
Chief Financial Officer)
(principal financial and
accounting officer)