Form 10-Q
period 2008-06-30
BRINKS CO
filed 2008-08-04
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
(Check one):  Large Accelerated Filer  x  Accelerated Filer  ¨  Non-Accelerated Filer  ¨  Smaller Reporting Company  ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

As of July 31, 2008, 47,372,320 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements

THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In millions)	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$246.3	196.4
Accounts receivable, net	526.0	491.9
Prepaid expenses and other	121.9	93.5
Deferred income taxes	60.0	63.9
Total current assets	954.2	845.7

Property and equipment, net	1,185.7	1,118.4
Goodwill	155.7	141.3
Deferred income taxes	86.5	90.1
Other	206.5	198.8

Total assets	$2,588.6	2,394.3

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$9.3	12.4
Current maturities of long-term debt	11.6	11.0
Accounts payable	170.8	171.9
Income taxes payable	17.5	14.9
Accrued liabilities	477.5	429.7
Total current liabilities	686.7	639.9

Long-term debt	158.5	89.2
Accrued pension costs	56.1	58.0
Postretirement benefits other than pensions	103.6	111.9
Deferred revenue	181.9	178.6
Deferred income taxes	34.8	29.8
Minority interest	79.9	68.2
Other	166.9	172.4
Total liabilities	1,468.4	1,348.0

Commitments and contingencies (notes 4, 5, 8 and 11)

Shareholders’ equity:
Common stock	47.4	48.4
Capital in excess of par value	464.0	452.6
Retained earnings	708.8	675.8
Accumulated other comprehensive loss	(100.0)	(130.5)

Total shareholders’ equity	1,120.2	1,046.3

Total liabilities and shareholders’ equity	$2,588.6	2,394.3

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Operations
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions, except per share amounts)	2008	2007	2008	2007

Revenues	$931.7	778.7	1,852.3	1,519.2

Cost and Expenses:
Cost of revenues	712.0	602.4	1,393.7	1,167.1
Selling, general and administrative expenses	145.5	120.6	286.1	233.0
Total expenses	857.5	723.0	1,679.8	1,400.1
Other operating income (expense), net	0.4	3.5	(0.6)	4.4

Operating profit	74.6	59.2	171.9	123.5

Interest expense	(3.3)	(3.0)	(5.8)	(5.5)
Interest and other income, net	3.0	2.1	5.1	3.7
Income from continuing operations before income taxes and
minority interest	74.3	58.3	171.2	121.7
Provision for income taxes	18.3	21.4	52.3	46.7
Minority interest	7.5	3.8	22.4	10.8

Income from continuing operations	48.5	33.1	96.5	64.2

Income (loss) from discontinued operations, net of income taxes	0.2	(4.8)	2.3	(7.2)

Net income	$48.7	28.3	98.8	57.0

Earnings per common share
Basic:
Continuing operations	$1.05	0.71	2.09	1.38
Discontinued operations	0.01	(0.10)	0.05	(0.16)
Net income	1.06	0.61	2.14	1.23

Diluted:
Continuing operations	$1.04	0.70	2.07	1.37
Discontinued operations	0.01	(0.10)	0.05	(0.15)
Net income	1.05	0.60	2.12	1.21

Weighted-average common shares outstanding
Basic	46.0	46.5	46.2	46.4
Diluted	46.5	47.1	46.7	47.0

Cash dividends paid per common share	$0.10	0.10	0.20	0.1625

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statement of Shareholders’ Equity

Six months ended June 30, 2008
(Unaudited)

			Capital		Accumulated
			in Excess		Other
		Common	of Par	Retained	Comprehensive
(In millions)	Shares (a)	Stock	Value	Earnings	Loss	Total

Balance as of December 31, 2007	48.4	$48.4	452.6	675.8	(130.5)	1,046.3

Net income	-	-	-	98.8	-	98.8
Other comprehensive income	-	-	-	-	30.5	30.5
Shares repurchased and retired	(1.0)	(1.0)	(10.4)	(56.6)	-	(68.0)
Dividends	-	-	-	(9.1)	-	(9.1)
Share-based compensation:
Stock options:
Compensation expense	-	-	2.4	-	-	2.4
Consideration received
from exercise of stock options	-	-	7.3	-	-	7.3
Excess tax benefit of stock compensation	-	-	9.1	-	-	9.1
Other share-based benefit programs	-	-	3.0	(0.1)	-	2.9

Balance as of June 30, 2008	47.4	$47.4	464.0	708.8	(100.0)	1,120.2
(a)	Includes 1.4 million shares at June 30, 2008, held by The Brink’s Company Employee Benefits Trust that have not been allocated to participants (1.7 million shares at December 31, 2007).

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months
	Ended June 30,
(In millions)	2008	2007

Cash flows from operating activities:
Net income	$98.8	57.0
Adjustments to reconcile net income to net cash provided (used) by operating activities:
(Income) loss from discontinued operations, net of tax	(2.3)	7.2
Depreciation and amortization	103.5	88.6
Impairment charges for subscriber disconnects	24.7	24.3
Amortization of deferred revenue	(20.0)	(16.7)
Deferred income taxes	9.9	20.4
Provision for uncollectible accounts receivable	6.5	5.3
Compensation expense for stock options	2.4	2.8
Other operating, net	23.5	13.8
Postretirement expense (credits), net of funding:
Pension	(6.7)	3.4
Other than pension	(3.8)	(4.3)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(21.6)	(1.5)
Accounts payable, income taxes payable and accrued liabilities	17.8	12.4
Deferral of subscriber acquisition cost	(12.1)	(12.1)
Deferral of revenue from new subscribers	23.6	24.2
Prepaid and other current assets	(24.2)	(32.4)
Other, net	(3.7)	6.3
Discontinued operations, net	-	(1.4)
Net cash provided by operating activities	216.3	197.3

Cash flows from investing activities:
Capital expenditures	(160.5)	(145.3)
Acquisitions	(5.4)	(10.8)
Cash proceeds from disposal	2.5	2.7
Other, net	2.2	2.0
Discontinued operations, net	-	(0.1)
Net cash used by investing activities	(161.2)	(151.5)

Cash flows from financing activities:
Revolving credit facilities borrowings, net	70.4	4.2
Long term debt:
Additions	-	1.1
Repayments	(6.1)	(6.6)
Short-term repayments, net	(4.1)	(24.9)
Repurchase shares of common stock of The Brink’s Company	(66.5)	(0.3)
Dividends to:
Shareholders of The Brink’s Company	(9.1)	(7.4)
Minority interest holders in subsidiaries	(8.8)	(6.4)
Proceeds from exercise of stock options	4.9	5.9
Excess tax benefits associated with stock compensation	8.7	4.0
Discontinued operations, net	-	(11.3)
Net cash used by financing activities	(10.6)	(41.7)

Effect of exchange rate changes on cash	5.4	2.6

Cash and cash equivalents:
Increase	49.9	6.7
Balance at beginning of period	196.4	137.2
Balance at end of period	$246.3	143.9

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of presentation

The Brink’s Company (along with its subsidiaries, the “Company”) has two operating segments:

•      Brink’s, Incorporated (“Brink’s”)
•      Brink’s Home Security, Inc. (“BHS”)

On February 25, 2008, the board of directors approved a plan to separate the Company into two independent publicly traded companies through a spin-off of 100% of Brink’s Home Security Holdings, Inc. (“BHSH”), a newly formed subsidiary of the Company that will hold the shares of BHS prior to the spin-off.  BHSH filed an initial Form 10 with the Securities and Exchange Commission (the “SEC”) on May 30, 2008, and filed a first amendment to the Form 10 on July 18, 2008.  The Form 10 provides information about the spin-off, including historical and pro forma financial information.   The Brink's Company will continue to operate Brink's, its secure transportation and cash management unit.  The spin-off of BHS is expected to take the form of a tax-free stock distribution to The Brink's Company shareholders and be completed in the fourth quarter of 2008.  After the distribution, the Company will report expenses related to the spin-off and BHS’ results of operations, including previously reported results, within discontinued operations.

The Company’s unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the SEC.  Accordingly, the unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Accounting Corrections
During the second quarter of 2008, the Company determined that the amount of certain revenue and expenses recognized between December 1, 2001 and March 31, 2008, related to security systems disconnect at BHS had been understated. The correction of these understatements increased BHS revenues by $2.0 million, BHS operating profit by $2.5 million and consolidated income from continuing operations by $1.6 million in the second quarter of 2008.  The Company also identified and corrected other items which increased income from continuing operations in the period by $1.8 million. The effect of these corrections was not material to any prior quarter or annual period.

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

The Company adopted SFAS 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115, effective January 1, 2008.  SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the “fair-value option”).  Unrealized gains and losses, arising subsequent to the election of the fair-value option, are reported in earnings.  The Company did not elect the fair-value option for existing assets or liabilities upon adoption.  Therefore, the implementation of SFAS 159 did not have an effect on the Company’s results of operations or financial position.

Note 2 – Segment information

The Company conducts business in two operating segments: Brink’s and BHS.  These segments are identified by the Company based on how resources are allocated and operating decisions are made.  Management evaluates performance and allocates resources based on operating profit or loss, excluding corporate allocations.

Brink’s primary services include:
•	Cash-in-transit (“CIT”) armored car transportation
•	Automated teller machine (“ATM”) replenishment and servicing
•	Global Services - arranging secure long-distance transportation of valuables
•	Cash Logistics – money processing, supply chain management of cash; from point-of-sale through transport, vaulting and bank deposit
•	Guarding services, including airport security
•	Secure Data Solutions - transporting, storing and destroying sensitive information

Brink’s operates in approximately 50 countries.

BHS offers monitored security services in North America primarily for owner-occupied, single-family residences and, to a lesser extent, commercial properties.  BHS typically installs and owns the on-site security systems, and charges fees to monitor and service the systems.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2008	2007	2008	2007

Revenues:
Brink’s	$797.8	659.3	1,590.6	1,285.1
BHS	133.9	119.4	261.7	234.1
Revenues	$931.7	778.7	1,852.3	1,519.2

Operating profit:
Brink’s	$52.6	42.9	134.6	93.9
BHS	35.5	30.8	67.5	59.0
Business segments	88.1	73.7	202.1	152.9
Corporate	(13.3)	(10.9)	(29.4)	(22.5)
Former operations	(0.2)	(3.6)	(0.8)	(6.9)
Operating profit	$74.6	59.2	171.9	123.5

Note 3 – Earnings per share

Shares used to calculate earnings per share were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2008	2007	2008	2007

Weighted-average common shares outstanding:
Basic	46.0	46.5	46.2	46.4
Effect of dilutive stock options	0.5	0.6	0.5	0.6
Diluted	46.5	47.1	46.7	47.0

Antidilutive stock options excluded from denominator	0.1	0.1	0.2	0.1

Shares of the Company’s common stock held by The Brink’s Company Employee Benefits Trust (the “Employee Benefits Trust”) that have not been allocated to participants under the Company’s various benefit plans are excluded from earnings per share calculations since they are treated as treasury shares for the calculation of earnings per share.  The Employee Benefits Trust held 1.4 million unallocated shares at June 30, 2008, and 1.9 million unallocated shares at June 30, 2007.

In July 2008, the Company decided to terminate the Employee Benefits Trust.  The termination is expected to be finalized during the third quarter of 2008.  Prior to termination, the shares currently held by the Employee Benefits Trust will be distributed to the Company, whereupon the shares will be retired.

Note 4 – Employee and retiree benefits

Pension plans
The Company has various defined benefit plans for eligible employees.

The components of net periodic pension cost (credit) for the Company’s pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2008	2007	2008	2007	2008	2007

Three months ended June 30,

Service cost	$-	-	2.6	2.3	2.6	2.3
Interest cost on projected benefit obligation	11.5	11.1	3.4	2.4	14.9	13.5
Return on assets – expected	(14.7)	(13.3)	(3.0)	(2.4)	(17.7)	(15.7)
Amortization of losses	0.4	3.5	1.0	0.7	1.4	4.2
Net periodic pension cost (credit)	$(2.8)	1.3	4.0	3.0	1.2	4.3

Six months ended June 30,

Service cost	$-	-	5.0	4.3	5.0	4.3
Interest cost on projected benefit obligation	22.9	21.9	6.6	4.8	29.5	26.7
Return on assets – expected	(29.5)	(26.7)	(6.1)	(4.7)	(35.6)	(31.4)
Amortization of losses	0.7	6.2	1.9	1.5	2.6	7.7
Net periodic pension cost (credit)	$(5.9)	1.4	7.4	5.9	1.5	7.3

Postretirement benefits other than pensions
Company-Sponsored Plans
The Company provides postretirement health care benefits (the “Company-sponsored plans”) for eligible current and former employees in the U.S. and Canada, including former employees of the former coal operations (the “coal-related” plans).

The components of net periodic postretirement cost (credit) related to Company-sponsored plans were as follows:

	Coal-related plans		Other plans		Total
(In millions)	2008	2007	2008	2007	2008	2007

Three months ended June 30,

Service cost	$-	-	-	0.1	-	0.1
Interest cost on accumulated postretirement
benefit obligations	7.8	7.8	0.1	0.1	7.9	7.9
Return on assets – expected	(9.7)	(9.7)	-	-	(9.7)	(9.7)
Amortization of losses (gains)	2.0	2.8	(0.1)	(0.1)	1.9	2.7
Net periodic postretirement cost	$0.1	0.9	-	0.1	0.1	1.0

Six months ended June 30,

Service cost	$-	-	0.1	0.2	0.1	0.2
Interest cost on accumulated postretirement
benefit obligations	15.7	15.7	0.3	0.3	16.0	16.0
Return on assets – expected	(19.3)	(19.3)	-	-	(19.3)	(19.3)
Amortization of losses (gains)	4.0	5.8	(0.2)	(0.1)	3.8	5.7
Curtailment gain	-	-	(2.0)	-	(2.0)	-
Net periodic postretirement cost (credit)	$0.4	2.2	(1.8)	0.4	(1.4)	2.6

In January 2008, Brink’s announced the freezing of the Canadian postretirement benefit plan.  Some employees will not meet the eligibility requirement to receive benefits.  As a result, the Company recorded a $2.0 million curtailment gain in the first quarter of 2008.

The market value of the Voluntary Employees’ Beneficiary Association trust’s assets at June 30, 2008, was approximately $405 million.

Pneumoconiosis (Black Lung) Obligations
The Company is self-insured with respect to almost all of its black lung obligations.  The components of net periodic postretirement benefit cost related to black lung obligations were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2008	2007	2008	2007

Interest cost on accumulated postretirement
benefit obligations	$0.6	0.7	1.3	1.3
Amortization of losses	0.1	0.4	0.3	0.7
Net periodic postretirement cost	$0.7	1.1	1.6	2.0

Note 5 – Income taxes

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Continuing operations
Provision for income taxes (in millions)	$18.3	21.4	52.3	46.7
Effective tax rate	24.6%	36.7%	30.5%	38.4%

Discontinued operations
Provision (benefit) for income taxes (in millions)	$0.1	(1.9)	0.9	(1.6)
Effective tax rate	33.3%	28.3%	28.1%	18.2%

The effective income tax rate on continuing operations in the first six months of 2008 was lower than the 35% U.S. statutory tax rate due to a $16.9 million decrease in the non-U.S. tax provision, primarily due to the geographical mix of earnings in the foreign jurisdictions and an $8.8 million valuation allowance release for non-U.S. jurisdictions.  The decrease was partially offset by a $6.5 million tax charge resulting from the decision to spin off BHS and $2.6 million of state tax expense.

The effective income tax rate on continuing operations in the first six months of 2007 was higher than the 35% U.S. statutory tax rate primarily due to a $7.0 million increase in the valuation allowances for non-U.S. jurisdictions and $1.2 million of state tax expense.  This was partially offset by a $2.2 million benefit related to the Company's foreign tax credit position and a $2.9 million benefit related to the geographical mix of earnings in non-U.S. jurisdictions.

Note 6 – Share-based compensation plans

On April 7, 2008, the Company granted 25,918 restricted stock units under the 2005 Equity Incentive Plan.  The total grant date fair value of these units was $1.7 million.  As of June 30, 2008, there was $1.5 million of total unrecognized compensation cost related to these units which is expected to be recognized over a weighted average period of 1.8 years.  The units will be settled exclusively in the Company’s common shares.

On July 10, 2008, the Company granted 530,950 options under the 2005 Equity Incentive Plan.  The options have an exercise price of $64.15 per share.

On July 11, 2008, the Company granted 13,057 deferred stock units under the Non-Employee Directors’ Equity Plan.  The units will be settled exclusively in the Company’s common shares.

Note 7 – Capital stock

Common stock
On September 14, 2007, the Company’s board of directors authorized the purchase of up to $100 million of the Company’s outstanding common shares.  Under the program, the Company used $40.6 million to purchase 654,800 shares of common stock between December 5, 2007, and March 31, 2008, at an average price of $61.98 per share.  The Company used an additional $15.7 million to purchase 229,000 shares of common stock in the second quarter of 2008, at an average price of $68.48 per share.  As of June 30, 2008, the Company had $43.7 million under the program available to purchase shares.  The repurchase authorization does not have an expiration date.

Note 8 – Discontinued operations

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2008	2007	2008	2007

Results of Brink’s United Kingdom domestic cash handling operations (a)	$-	(8.3)	-	(10.8)
Adjustments to contingent liabilities of former operations	0.3	1.6	3.2	2.0
Income (loss) from discontinued operations before income taxes	0.3	(6.7)	3.2	(8.8)
Provision (benefit) for income taxes	0.1	(1.9)	0.9	(1.6)
Income (loss) from discontinued operations	$0.2	(4.8)	2.3	(7.2)
(a)
Brink’s United Kingdom domestic cash handling operations were sold in August 2007.  Revenues of the operations were $12.1 million for the second quarter of 2007 and $23.1 million for the first six months of 2007.  Results of Brink’s United Kingdom domestic cash handling operations included a $7.5 million asset impairment charge in the second quarter of 2007.

Note 9 – Supplemental cash flow information

	Six Months
	Ended June 30,
(In millions)	2008	2007

Cash paid for:
Interest	$5.7	5.5
Income taxes, net	41.1	36.4

Note 10 – Comprehensive income

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2008	2007	2008	2007

Net income	$48.7	28.3	98.8	57.0
Other comprehensive income (loss), net of reclasses and taxes:
Benefit plan experience loss	2.0	4.4	3.9	8.8
Benefit plan prior service cost	0.4	0.5	0.7	0.7
Foreign currency translation adjustments	1.0	8.1	26.8	11.7
Marketable securities	(0.2)	1.0	(0.9)	1.0
Other comprehensive income	3.2	14.0	30.5	22.2
Comprehensive income	$51.9	42.3	129.3	79.2

Note 11 – Commitments and contingent matters

Operating leases
The Company has made residual value guarantees of approximately $72.3 million at June 30, 2008, related to operating leases, principally for trucks and other vehicles.

BAX Global litigation
BAX Global is defending a claim related to the apparent diversion by a third party of goods being transported for a customer.  Although BAX Global is defending this claim vigorously and believes that its defenses have merit, it is possible that this claim ultimately may be decided in favor of the claimant.  If so, the Company believes that the ultimate amount of reasonably possible unaccrued losses could range from $0 to $14 million.  The Company has contractually indemnified the purchaser of BAX Global for this contingency.

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

Other
The Company is involved in various other lawsuits and claims in the ordinary course of business.  The Company is not able to estimate the range of losses for some of these matters.  The Company has recorded accruals for losses that are considered probable and reasonably estimable.  The Company does not believe that the ultimate disposition of any of these matters will have a material adverse effect on its liquidity, financial position or results of operations.

THE BRINK’S COMPANY
and subsidiaries

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Brink’s Company (along with its subsidiaries, the “Company”) has two operating segments:

•Brink’s, Incorporated (“Brink’s”)
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

•Brink’s Home Security, Inc. (“BHS”)
BHS offers monitored security services in North America primarily for owner-occupied, single-family residences.  To a lesser extent, BHS offers security services for commercial and multi-family properties.  BHS typically installs and owns the on-site security systems and charges fees to monitor and service the systems.

On February 25, 2008, the board of directors approved a plan to separate the Company into two independent publicly traded companies through a spin-off of 100% of Brink’s Home Security Holdings, Inc. (“BHSH”), a newly formed subsidiary of the Company that will hold the shares of BHS prior to the spin-off.  The Brink's Company will continue to operate Brink's, its secure transportation and cash management unit.  BHSH filed an initial Form 10 with the Securities and Exchange Commission (the “SEC”) on May 30, 2008, and filed a first amendment to the Form 10 on July 18, 2008.  The Form 10 provides information about the spin-off, including historical and pro forma financial information.  The spin-off of BHS is expected to take the form of a tax-free stock distribution to The Brink's Company shareholders and be completed in the fourth quarter of 2008.  After the distribution, the Company will report expenses related to the spin-off and BHS’ results of operations, including previously reported results, within discontinued operations.

The Company has significant liabilities associated with its former coal operations and expects to have ongoing expenses and cash outflows related to its former coal operations.

RESULTS OF OPERATIONS

Overview

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2008	2007	2008	2007

Income (loss) from:
Continuing operations	$48.5	33.1	96.5	64.2
Discontinued operations	0.2	(4.8)	2.3	(7.2)
Net income	$48.7	28.3	98.8	57.0

The income (loss) items in the above table are reported after tax.

Income from continuing operations increased by 47% in the second quarter of 2008 versus the second quarter of the prior year primarily due to improved performance at Brink’s and BHS and a lower effective tax rate.  Higher corporate expenses were offset by lower expenses related to former operations.  Brink’s operating profit increased in the second quarter of 2008 from the prior-year period primarily due to higher operating profit in Latin America and Europe, Middle East, and Africa (“EMEA”), partially offset by lower operating profit in North America.  BHS continued a trend of reporting higher operating profit.

Income from continuing operations increased by 50% in the first half of 2008 versus the same period of the prior year primarily due to improved performance at Brink’s and BHS and a lower effective tax rate.  Higher corporate expenses were offset by lower expenses related to former operations.  Brink’s operating profit increased in the first half of 2008 from the prior-year period primarily due to higher operating profit in Latin America and EMEA, partially offset by lower operating profit in North America. BHS continued a trend of reporting higher operating profit.

Consolidated Review

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2008	2007	change	2008	2007	change

Revenues:
Brink’s	$797.8	659.3	21	1,590.6	1,285.1	24
BHS	133.9	119.4	12	261.7	234.1	12
Revenues	$931.7	778.7	20	1,852.3	1,519.2	22

Operating profit:
Brink’s	$52.6	42.9	23	134.6	93.9	43
BHS	35.5	30.8	15	67.5	59.0	14
Business segments	88.1	73.7	20	202.1	152.9	32
Corporate	(13.3)	(10.9)	22	(29.4)	(22.5)	31
Former operations	(0.2)	(3.6)	(94)	(0.8)	(6.9)	(88)

Operating profit	74.6	59.2	26	171.9	123.5	39

Interest expense	(3.3)	(3.0)	10	(5.8)	(5.5)	5
Interest and other income, net	3.0	2.1	43	5.1	3.7	38
Income from continuing operations before
income taxes and minority interest	74.3	58.3	27	171.2	121.7	41
Provision for income taxes	18.3	21.4	(14)	52.3	46.7	12
Minority interest	7.5	3.8	97	22.4	10.8	107

Income from continuing operations	48.5	33.1	47	96.5	64.2	50

Income (loss) from discontinued operations,
net of income taxes	0.2	(4.8)	NM	2.3	(7.2)	NM
Net income	$48.7	28.3	72	98.8	57.0	73

COMPARISON OF RESULTS FOR THE SECOND QUARTER
Revenues - Consolidated
The Company’s consolidated revenue during the second quarter of 2008 increased from the prior-year period as a result of growth at both operating segments.  Brink’s revenues in the second quarter of 2008 increased over the prior-year period due to Organic Revenue Growth (defined below) and favorable changes in foreign currency exchange rates.  Organic Revenue Growth includes revenues associated with the conversion project, as discussed below.  The conversion project is expected to provide an insignificant amount of revenues for the remainder of the year.  BHS’ revenues increased year over year primarily as a result of growth in the subscriber base and higher average monitoring rates.

Operating Profit - Consolidated
The Company’s consolidated operating profit in the second quarter of 2008 increased from the prior-year period as a result of growth from both operating segments.  Brink’s operating profit included significant growth in Latin America including operating profit from the conversion project.  Operating profit in EMEA was higher than the prior-year quarter as a result of favorable changes in currency exchange rates and broad improvement in operating performance throughout the region.  North American operating profit was lower than the prior-year quarter due primarily to higher labor, fuel and legal settlement expenses. BHS’ operating profit for the current quarter improved over the prior-year period due to higher profit from recurring services, partially offset by increased investment in new subscribers.

Corporate expense in the second quarter of 2008 included approximately $3 million of professional and legal costs related to the planned spin-off of BHS.  For the full year, the Company expects to incur $17 million to $20 million of professional, legal and advisory fees related to the strategic reviews conducted by the Company, proxy matters and the proposed spin-off of BHS.

Expenses related to former operations were lower in the second quarter of 2008 compared to the same period last year primarily due to lower pension and other postretirement expenses.

COMPARISON OF RESULTS FOR THE SIX-MONTH PERIOD
Revenues - Consolidated
The Company’s consolidated revenue during the first half of 2008 increased from the prior-year period as a result of growth at both operating segments.  Brink’s revenues in the first half of 2008 increased over the prior-year period due to Organic Revenue Growth (defined below) and favorable changes in foreign currency exchange rates. Organic Revenue Growth includes revenues associated with the conversion project.  BHS’ revenues increased year over year primarily as a result of growth in the subscriber base and higher average monitoring rates.

Operating Profit - Consolidated
The Company’s consolidated operating profit in the first half of 2008 increased from the prior year period as a result of growth from both operating segments.  Brink’s operating profit included significant growth in Latin America including significant operating profit from the conversion project.  Operating profit in EMEA was higher than the prior-year period as a result of favorable changes in currency exchange rates and broad improvement in operating performance throughout the region.  North American operating profit was lower than the prior-year period due primarily to higher labor, fuel and legal settlement expenses.  BHS’ operating profit for the current period improved due to higher profit from recurring services, partially offset by increased investment in new subscribers.

Corporate expense in the first half of 2008 included approximately $9 million of professional, legal and advisory fees incurred related to the strategic reviews conducted by the Company, proxy matters and the initial steps to implement the planned spin-off of BHS.

Expenses related to former operations were lower in the first half of 2008 compared to the same period last year primarily due to lower pension and other postretirement expenses.

Brink’s, Incorporated

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2008	2007	change	2008	2007	change

Revenues:
International	$563.1	440.2	28	1,125.6	854.8	32
North America (a)	234.7	219.1	7	465.0	430.3	8
	$797.8	659.3	21	1,590.6	1,285.1	24

Operating profit:
International	$41.7	28.2	48	110.3	60.9	81
North America (a)	10.9	14.7	(26)	24.3	33.0	(26)
	$52.6	42.9	23	134.6	93.9	43

Cash flow information:
Depreciation and amortization (b)	$31.2	26.0	20	60.9	50.7	20
Capital expenditures (c)	38.8	31.1	25	70.3	57.3	23
(a)      U.S. and Canada.
(b)      Depreciation and amortization for the full-year of 2008 is expected to be between $125 million and $130 million.
(c)      Capital expenditures for the full-year of 2008 are currently expected to range from $165 million to $175 million.

Revenues – Brink’s
Revenues at Brink’s were higher in the second quarter and first half of 2008 compared to the prior-year periods as a result of a combination of the effects of Organic Revenue Growth (defined below) and favorable changes in currency exchange rates.  Organic Revenue Growth includes revenues from the conversion project.

Revenues from Cash Logistics were $133.9 million in the second quarter of 2008 and $104.4 million in the second quarter of 2007 ($279.5 million in the first half of 2008 and $203.1 million in the first half of 2007) and are included in the revenues shown in the table above.  The increase in these revenues was due primarily to Organic Revenue Growth, including the impact of the conversion project.

Operating Profit – Brink’s
Operating profit in the second quarter and first half of 2008 was higher than in the prior-year periods primarily as a result of strong performance in Latin America, including conversion project activities.  Operating profit in EMEA was higher than the prior-year periods as a result of favorable changes in currency exchange rates and improved operating results in a number of countries.  North American operating profit was lower than in the prior-year periods due largely to higher spending on labor, fuel, and legal settlement expenses, partially offset by the benefit of reductions in postretirement benefit obligations in Canada.

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

	Three Months	% change	Six Months	% change
(In millions)	Ended June 30,	from prior period	Ended June 30,	from prior period

2006 Revenues	$575.9		1,124.3
Effects on revenue of:
Organic Revenue Growth	48.5	8	96.2	8
Acquisitions and dispositions, net	6.5	1	12.8	1
Changes in currency exchange rates (a)	28.4	5	51.8	5

2007 Revenues	659.3	14	1,285.1	14
Effects on revenue of:
Organic Revenue Growth	66.4	10	162.3	13
Acquisitions and dispositions, net	6.4	1	14.1	1
Changes in currency exchange rates (a)	65.7	10	129.1	10

2008 Revenues	$797.8	21	1,590.6	24
(a)   Changes in currency exchange rates increased segment operating profit by $3.5 million for the second quarter of 2008 and by $7.4 million for the first half of 2008 compared to the same periods of 2007.  The impact for the same periods of 2007 compared to 2006 was not significant.

COMPARISON OF RESULTS FOR THE SECOND QUARTER
International
Revenues increased in the second quarter of 2008 over the prior-year period in all regions.  Revenue increases in EMEA and Latin America were primarily the result of Organic Revenue Growth and favorable changes in currency exchange rates.  International operating profit in the second quarter of 2008 was higher than the 2007 period primarily due to the effects of strong volumes in Latin America, including the conversion project, improved results in EMEA and favorable changes in currency exchange rates.

EMEA.  Revenues increased 23% (6% on a constant currency basis) to $351.5 million in the second quarter of 2008 from $286.5 million from the same period last year.  Revenues increased largely as a result of Organic Revenue Growth and favorable changes in currency exchange rates.  Operating profit was higher than the prior-year quarter due to favorable changes in currency exchange rates and broad improvement in operating performance throughout the region.

Latin America.  Revenues increased 40% (30% on a constant currency basis) to $194.1 million in the second quarter of 2008 from $138.3 million in the second quarter of 2007.  Revenues increased primarily due to higher volumes across the region, normal inflationary price increases and favorable changes in currency exchange rates.  Operating profit increased significantly as a result of the effects of the conversion project and solid improvement in Chile and Brazil.

The Conversion Project
Venezuela changed its national currency from the bolivar to the bolivar fuerte on January 1, 2008, and Brink’s performed additional cash handling services to assist in the conversion.  Brink’s estimated that it recorded incremental revenues of approximately $12 million in the second quarter of 2008 and $47 million in the first half of 2008 related to these services.  The Company expects to record approximately $2 million in additional revenues during the remainder of 2008 associated with the conversion project.

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

Asia-Pacific.  Revenues increased 14% (7% on a constant currency basis) to $17.5 million in the second quarter of 2008 from $15.4 million in the second quarter of 2007.  Operating profit in the second quarter of 2008 was lower than in 2007, mainly due to worse performance in Australia.

North America
North American revenues increased 7% to $234.7 million in the second quarter of 2008 compared to $219.1 million in the same period for 2007.  Revenues increased in all service lines.  Despite higher revenues, operating profit in the second quarter of 2008 decreased compared to the same period in 2007 due to higher spending on labor, legal settlement and fuel expenses. Although fuel costs increased significantly they are a relatively small percentage of total expenses and are also partially mitigated by fuel-related price increases and surcharges in billings to customers.

COMPARISON OF RESULTS FOR THE SIX-MONTH PERIOD
International
Revenues increased in the first half of 2008 over the prior-year period in all regions.  Revenue increases in EMEA and Latin America were primarily the result of Organic Revenue Growth (including the conversion project) and favorable changes in currency exchange rates.  International operating profit in the first half of 2008 was higher than the 2007 period primarily due to the effects of strong volumes in Latin America, including the conversion project, improved results in EMEA and favorable changes in currency exchange rates.

EMEA.  Revenues increased 23% (7% on a constant currency basis) to $683.9 million in the first half of 2008 from $556.9 million from the same period last year.  Revenues increased as a result of both Organic Revenue Growth and favorable changes in currency exchange rates.  Operating profit increased compared to the prior-year period due to favorable changes in currency exchange rates and broad improvement in operating performance throughout the region.

Latin America.  Revenues increased 51% (40% on a constant currency basis) to $405.1 million in the first half of 2008 from $267.8 million in the first half of 2007.  Revenues increased primarily due to higher volumes across the region (including significant volumes from the conversion project), normal inflationary price increases and favorable changes in currency exchange rates.  Operating profit in the first half of 2008 was significantly higher than in the first half of 2007 as a result of the effects of the conversion project and solid improvement in Chile and Brazil.

Asia-Pacific.  Revenues increased 22% (15% on a constant currency basis) to $36.6 million in the first half of 2008 from $30.1 million in the first half of 2007.  Operating profit in the first half of 2008 was higher than in 2007, reflecting improvements in the Company’s Hong Kong Global Services operations.

North America
North American revenues increased 8% to $465.0 million in the first half of 2008 compared to $430.3 million in the same period for 2007.  Revenues increased in all service lines.  Operating profit in the first half of 2008 decreased $8.7 million compared to the same period in 2007.  Operating profit decreased due to higher spending on labor, fuel and selling, general and administrative expenses.  Operating profit in 2008 also included accruals for legal settlement expenses and a first-quarter $2.0 million gain from reductions in postretirement benefit obligations in Canada.

Brink’s Home Security

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2008	2007	change	2008	2007	change

Revenues	$133.9	119.4	12	261.7	234.1	12

Operating profit
Profit from recurring services (a)	$60.2	52.5	15	117.0	103.3	13
Investment in new subscribers (b)	(24.7)	(21.7)	14	(49.5)	(44.3)	12
Operating profit	$35.5	30.8	15	67.5	59.0	14

Monthly recurring revenues (c)				$39.3	35.1	12

Cash Flow Information
Depreciation and amortization (d)	$21.8	19.1	14	42.4	37.6	13
Impairment charges from
subscriber disconnects	12.8	13.1	(2)	24.7	24.3	2
Amortization of deferred revenue (e)	(11.4)	(8.7)	31	(20.0)	(16.7)	20
Deferral of subscriber acquisition
costs (current year payments) (f)	(5.8)	(6.3)	(8)	(12.1)	(12.1)	-
Deferral of revenue from new
subscribers (current year receipts) (g)	11.6	12.1	(4)	23.6	24.2	(2)

Capital expenditures (h):
Security systems	$(42.4)	(41.6)	2	(85.6)	(82.7)	4
Other	(1.9)	(2.9)	(34)	(4.5)	(5.2)	(13)
Total capital expenditures	$(44.3)	(44.5)	-	(90.1)	(87.9)	3
(a)
Reflects operating profit generated from the existing subscriber base including the amortization of deferred revenues.   This non-GAAP measure is discussed below under the caption “Non-GAAP Measures - Profit from Recurring Services and Investment in New Subscribers.”

(b)
Primarily marketing and selling expenses, net of the deferral of subscriber acquisition costs (primarily a portion of sales commissions and related costs) incurred in the acquisition of new subscribers.  This non-GAAP measure is discussed below under the caption “Non-GAAP Measures - Profit from Recurring Services and Investment in New Subscribers.”

(c)	This non-GAAP measure is reconciled and discussed below under the caption “Non-GAAP Measures - Monthly Recurring Revenues.”
(d)	Includes amortization of deferred subscriber acquisition costs. Depreciation and amortization for the full-year of 2008 is expected to be between $85 million and $95 million.
(e)	Includes amortization of deferred revenue related to active subscriber accounts as well as recognition of deferred revenue related to subscriber accounts that disconnect.
(f)
Includes cash payments for incremental sales compensation, fringe benefits and related costs that are directly attributable to successful customer acquisition efforts and that are deferred and recognized over the expected life of the customer relationship.

(g)	Includes cash receipts from new subscribers, including connection fees and equipment installation fees that are deferred and recognized over the expected life of the customer relationship.
(h)	Capital expenditures for the full-year of 2008 are currently expected to range from $185 million to $190 million.

Revenues - BHS
The 12% increase in BHS’ revenues in the second quarter of 2008, and a 12% increase in the first half of 2008 over the comparable 2007 periods was primarily due to a larger subscriber base and higher average monitoring rates, partially offset by a 27% decline in the second quarter and 23% decline in the first half in Brink’s Home Technologies (“BHT”) pre-wire and trim-out revenues.  Additionally, 1.6 percentage points of the revenue increase during the second quarter of 2008 was the result of an accounting correction resulting from the process used to recognize deferred revenues (see note 1 to the consolidated financial statements).  The larger subscriber base and higher average monitoring and service rates also contributed to a 12% increase in monthly recurring revenues for June 2008 as compared to June 2007.

Operating Profit - BHS
Operating profit increased $4.7 million for the second quarter of 2008 and $8.5 million in the first half of 2008 compared to the same periods in 2007 due to higher profit from recurring services, partially offset by increased investment in new subscribers.  Higher investment in new subscribers in the second quarter of 2008 and the first half of 2008 was primarily the result of increased advertising and marketing costs incurred to maintain installation volume; increased compensation expense associated with an increase in the commercial sales force, and increased automobile reimbursement costs for the total sales force.  Higher profit from recurring services in the second quarter of 2008 and the first half of 2008 was primarily due to incremental revenues generated from the larger subscriber base, higher average monitoring rates, and a $2.5 million accounting correction to operating profit resulting from the process used to recognize deferred revenues and deferred costs.

Additionally, BHS recorded other income of $1.9 million during the second quarter of 2007 ($2.3 million in the first half of 2007) for final settlement of property damage and business interruption insurance claims related to Hurricane Katrina, affecting comparability to the same periods in 2008.

Subscriber activity

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In thousands)	2008	2007	change	2008	2007	change

Number of subscribers:
Beginning of period	1,249.6	1,153.2	8	1,223.9	1,124.9	9
Installations (a)	44.2	45.2	(2)	88.8	91.0	(2)
Disconnects (a)	(22.3)	(23.3)	(4)	(41.2)	(40.8)	1
End of period (b)	1,271.5	1,175.1	8	1,271.5	1,175.1	8

Average number of subscribers	1,261.4	1,165.6	8	1,248.9	1,151.9	8
Annualized disconnect rate (c)	7.1%	8.0%		6.6%	7.1%
(a)
Customers who move from one location and then initiate a new monitoring agreement at a new location are not included in either installations or disconnects.  Dealer accounts cancelled and charged back to the dealer during the specified contract term are also excluded from installations and disconnects.  Inactive sites that are returned to service reduce disconnects.

(b)
Commercial subscribers accounted for approximately 5% of total subscribers at June 30, 2008.  The Company continues to see the expansion of BHS’ commercial subscriber base as a significant growth opportunity.

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

Installations were 2% lower in the second quarter and 2% lower in the first six months of 2008 as compared to the same periods of 2007 primarily due to fewer residential installations which the Company attributes to the continued slow housing market, partially offset by a 6% increase for the second quarter of 2008 and 7% in the first six months of 2008 in commercial installations over the same periods in the prior year.  Overall, installation growth in 2008 is expected to continue to be hampered by sluggish residential real estate activity in the U.S.

The annualized disconnect rate for the second quarter of 2008 was 7.1%, and 6.6% for the first half of 2008 compared to 8.0% and 7.1% for the same periods of 2007.  Disconnect rates have declined as compared to the same periods in the prior year due to the combined effects of an increase in the disconnect rate in the second quarter of 2007 resulting from a technical adjustment to the disconnect statistic, declining household moves as a result of the continued slow housing market, and higher account write-offs as compared to the prior year.

Disconnect rates are typically higher in the second and third calendar quarters of the year because of an increase in residential moves during summer months.  BHS is continually focused on minimizing customer disconnects; however, the disconnect rate may not materially improve in the future, as a certain amount of disconnects cannot be prevented due to external factors, primarily household moves.  In addition, the instability in the housing and credit markets could affect BHS’ ability to collect receivables from customers which could increase the disconnect rate, although to date, BHS has not experienced such an increase.

Non-GAAP Measures

Monthly Recurring Revenues
	Six Months
	Ended June 30,
(In millions)	2008	2007

Monthly recurring revenues (“MRR”) (a)	$39.3	35.1
Amounts excluded from MRR:
Amortization of deferred revenue (b)	3.4	3.1
Other revenues (c)	1.0	2.2
Revenues on a GAAP basis:
June	43.7	40.4
January – May	218.0	193.7
January – June	$261.7	234.1
(a)
MRR is calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for contracted monitoring and maintenance services.

(b)	Includes amortization of deferred revenue related to active subscriber accounts as well as recognition of deferred revenue related to subscriber accounts that disconnect.
(c)
Revenues that are not pursuant to monthly contractual billings, including revenues from such sources as ad-hoc field service calls, product sales and installation fees not subject to deferral, terminated contract penalty billings for breached contracts, pass-through revenue (alarm permit fees, false alarm fines, etc.) and partial month revenues recognized from customers who disconnected during the last month of the period and are therefore not included in MRR.  This amount is reduced for adjustments recorded against revenue (primarily customer goodwill credits and other billing adjustments), and for the amount included in MRR for new customers added during the last month of the period for those portions of the month for which revenues were not recognized for such customers.

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

Profit from Recurring Services and Investment in New Subscribers
Profit from recurring services reflects the monthly monitoring and service earnings generated from the existing subscriber base, including the amortization of deferred revenues and net of all general and administrative expenses.  Impairment charges from subscriber disconnects, and depreciation and amortization expenses, including the amortization of deferred subscriber acquisition costs, are also charged to recurring services.  Operating profits from recurring services are affected by the size of the subscriber base, the amount of operational costs, including depreciation, the level of subscriber disconnect activity and changes in the average monthly monitoring fee per subscriber.  The Company considers profit from recurring services to be an important non-GAAP component of its operating profit.  The Company believes this component of operating profit allows investors and others to understand the operating income from security systems that have been installed.

Investment in new subscribers is the net expense (primarily marketing and selling expenses) incurred to add to the subscriber base every year.  The amount of the investment in new subscribers charged to income may be influenced by several factors, including the growth rate of new subscriber installations and the level of costs incurred to attract new subscribers, which can vary widely depending on the customer acquisition channel.  As a result, increases in the rate of investment (the addition of new subscribers) may have a negative effect on current operating profit but a positive impact on long-term operating profit, cash flow and economic value.  The Company considers investment in new subscribers to be an important non-GAAP component of its operating profit.  The Company believes this component of operating profit allows investors and others to understand the amount of net expenses associated with the installation of new subscribers.

Profit from recurring services and investment in new subscribers are reconciled to operating profit, their closest GAAP counterpart, in the table on page 21.

Corporate Expense – The Brink’s Company

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2008	2007	change	2008	2007	change

Corporate expense	$13.3	10.9	22	29.4	22.5	31

Corporate expense included approximately $3 million in the second quarter of 2008 and approximately $9 million in the first half of 2008 of professional, legal and advisory fees incurred related to strategic reviews conducted by the Company, proxy matters and the initial steps to implement the proposed spin-off of BHS.  For the full year, the Company expects to incur $17 million to $20 million of professional, legal and advisory fees related to the strategic reviews conducted by the Company, proxy matters and the proposed spin-off of BHS.

Expenses related to the spin-off will be classified within discontinued operations once the spin-off has occurred.

Former Operations – included in Continuing Operations

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2008	2007	change	2008	2007	change

Company-sponsored postretirement
benefits other than pensions	$0.1	0.9	(89)	0.4	2.4	(83)
Black lung	0.7	1.1	(36)	1.6	2.0	(20)
Pension	(1.6)	0.6	NM	(3.4)	0.5	NM
Administrative, legal and other
expenses, net	1.0	1.0	-	2.2	2.0	10
	$0.2	3.6	(94)	0.8	6.9	(88)

Expenses from former operations decreased from last year primarily due to lower pension and other postretirement expenses.

Foreign Operations

The Company operates in approximately 50 countries outside the U.S., each with a local currency other than the U.S. dollar. Because the financial results of the Company are reported in U.S. dollars, they are affected by changes in the value of various foreign currencies in relation to the U.S. dollar. Changes in exchange rates may also affect transactions which are denominated in currencies other than the functional currency.  The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency fluctuations in any one country may have on the translated results.  The Company, from time to time, uses foreign currency forward contracts to hedge transactional risks associated with foreign currencies.  At June 30, 2008, no foreign currency forward contracts were outstanding.

Translation adjustments of net monetary assets and liabilities denominated in local currencies relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period.  No subsidiaries operated in highly inflationary economies for the six months ending June 30, 2008 and 2007.  Venezuela’s economy has not been considered to be highly inflationary in the past five years, but it is reasonably possible that Venezuela’s economy may be considered highly inflationary again at some time in the future.

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

Brink’s Venezuela is also subject to local laws and regulatory interpretations that determine the exchange rate at which repatriating dividends may be converted.  It is possible that Brink’s Venezuela may be subject to a less favorable exchange rate on dividend remittances in the future.  The Company’s reported U.S. dollar revenues, earnings and equity are translated using the official exchange rate of 2.15 bolivar fuerte to the U.S. dollar.  Reported results would be adversely affected if revenues and operating profits of Brink’s Venezuela were to be reported using a less favorable currency exchange rate. The Company’s Venezuelan subsidiaries, which are not wholly owned, held net current assets of $83 million at June 30, 2008.

The Company is also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, political instability, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. The future effects, if any, of these risks on the Company cannot be predicted.

Other Operating Income (Expense), Net

Other operating income (expense), net, is a component of the operating segments’ previously discussed operating profits.

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2008	2007	change	2008	2007	change

Hurricane Katrina insurance settlement gains	$-	1.9	(100)	-	2.3	(100)
Share in earnings of equity affiliates	1.1	0.7	57	2.3	1.4	64
Royalty income	0.5	0.3	67	1.1	0.7	57
Foreign currency transaction losses, net	(2.4)	(0.4)	200 +	(5.7)	(1.5)	200	+
Gain (loss) on sale of operating assets, net	(0.1)	0.3	NM	(0.1)	0.6	NM
Other	1.3	0.7	86	1.8	0.9	100
	$0.4	3.5	(89)	(0.6)	4.4	NM

Nonoperating Income and Expense

Interest expense

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2008	2007	change	2008	2007	change

Interest expense	$3.3	3.0	10	5.8	5.5	5

Interest and other income, net

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2008	2007	change	2008	2007	change

Interest income	$3.2	1.5	113	5.3	3.3	61
Other	(0.2)	0.6	NM	(0.2)	0.4	NM
	$3.0	2.1	43	5.1	3.7	38

Income Taxes

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Continuing operations
Provision for income taxes (in millions)	$18.3	21.4	52.3	46.7
Effective tax rate	24.6%	36.7%	30.5%	38.4%

Discontinued operations
Provision (benefit) for income taxes (in millions)	$0.1	(1.9)	0.9	(1.6)
Effective tax rate	33.3%	28.3%	28.1%	18.2%

The effective income tax rate on continuing operations in the first six months of 2008 was lower than the 35% U.S. statutory tax rate due to a $16.9 million decrease in the non-U.S. tax provision, primarily due to the geographical mix of earnings in the foreign jurisdictions and an $8.8 million valuation allowance release in non-U.S. jurisdictions.  The decrease was partially offset by a $6.5 million tax charge resulting from the decision to spin-off BHS, and $2.6 million of state tax expense.

The effective income tax rate on continuing operations in the first six months of 2007 was higher than the 35% U.S. statutory tax rate primarily due to a $7.0 million increase in the valuation allowances for non-U.S. jurisdictions and $1.2 million of state tax expense.  This was partially offset by a $2.2 million benefit related to the Company's foreign tax credit position and a $2.9 million benefit related to the geographical mix of earnings in non-U.S. jurisdictions.

The Company’s effective tax rate may fluctuate materially from period to period due to changes in the expected geographical mix of earnings, changes in valuation allowances or accruals for contingencies and other factors.  Subject to the above factors, the Company currently expects that the effective tax rate on continuing operations for the full year 2008 will approximate 31% to 34%, not considering the effects of moving the BHS operations to discontinued operations in the fourth quarter as a result of the expected spin-off.

Minority Interest

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2008	2007	change	2008	2007	change

Minority interest	$7.5	3.8	97	22.4	10.8	107

The increase in minority interest in 2008 is primarily due to an increase in the earnings of Brink’s Venezuelan subsidiaries.

Discontinued Operations

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2008	2007	2008	2007

Results of Brink’s United Kingdom domestic cash handling operations (a)	$-	(8.3)	-	(10.8)
Adjustments to contingent liabilities of former operations	0.3	1.6	3.2	2.0
Income (loss) from discontinued operations before income taxes	0.3	(6.7)	3.2	(8.8)
Provision (benefit) for income taxes	0.1	(1.9)	0.9	(1.6)
Income (loss) from discontinued operations	$0.2	(4.8)	2.3	(7.2)
(a)
Brink’s United Kingdom domestic cash handling operations were sold in August 2007.  Revenues of the operations were $12.1 million for the second quarter of 2007 and $23.1 million for the first six months of 2007.  Results of Brink’s United Kingdom domestic cash handling operations included a $7.5 million asset impairment charge in the second quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows before financing activities increased by $9.3 million in the first half of 2008 as compared to the first half of 2007.  The increase was primarily due to improved operating performance, partially offset by higher capital expenditures.

Summary of Cash Flow Information

	Six Months
	Ended June 30,		$
(In millions)	2008	2007	change

Cash flows from operating activities	$216.3	197.3	19.0

Cash flows from investing activities:
Capital expenditures	(160.5)	(145.3)	(15.2)
Acquisitions	(5.4)	(10.8)	5.4
Other	4.7	4.6	0.1
Investing activities	(161.2)	(151.5)	(9.7)

Cash flows before financing activities	$55.1	45.8	9.3

Operating Activities

Operating cash flows increased by $19.0 million in the first half of 2008 compared to the same period in 2007.  The increase was primarily due to improved segment operating profit partially offset by higher professional, legal and advisory fees for shareholder initiatives and the BHS spin-off, higher U.S. federal income tax payments and higher cash usage for working capital needs.

Investing Activities

Cash flows from investing activities decreased by $9.7 million in the first half of 2008 versus the first half of 2007 primarily due to increased capital expenditures.

Capital expenditures were as follows:

	Six Months
	Ended June 30,		$
(In millions)	2008	2007	change

Capital expenditures:
Brink’s	$70.3	57.3	13.0
BHS:
Security systems	85.6	82.7	2.9
Other	4.5	5.2	(0.7)
Corporate	0.1	0.1	-
Capital expenditures	$160.5	145.3	15.2

Capital expenditures for the first half of 2008 were $15.2 million higher than for the same period in 2007.  Brink’s capital expenditures in 2008 were primarily for new facilities, cash processing and security equipment, armored vehicles, and information technology.  Most of the increase in Brink’s capital expenditures from the prior-year period was due to changes in currency exchange rates.  BHS capital expenditures were higher in the first half of 2008.

Capital expenditures for the full-year 2007 totaled $320 million.  Capital expenditures for the full-year 2008 are currently expected to range from $350 million to $365 million, with $165 million to $175 million for Brink’s and $185 million to $190 million for BHS.

Business Segment Cash Flows

The Company’s cash flows before financing activities for each of the operating segments are presented below.

	Six Months
	Ended June 30,		$
(In millions)	2008	2007	change

Cash flows before financing activities
Business segments:
Brink’s	$75.0	50.3	24.7
BHS	42.0	34.4	7.6
Subtotal of business segments	117.0	84.7	32.3

Corporate and former operations	(61.9)	(38.9)	(23.0)
Cash flows before financing activities	$55.1	45.8	9.3

Brink’s
Cash flows before financing activities in the first half of 2008 at Brink’s increased by $24.7 million primarily due to improved operating profit and lower cash used for business acquisitions, partially offset by increased capital expenditures.

BHS
The $7.6 million increase in BHS’ cash flows before financing activities is primarily due to higher cash flows from operations as a result of higher operating profit, partially offset by higher amounts used for working capital.

Corporate and Former Operations
Other cash outflows related to corporate and former operations increased $23.0 million in 2008 compared to 2007 due to the increase in professional, legal and advisory fees related to shareholder initiatives and the BHS spin-off as well as higher U.S. federal income tax payments.

Financing Activities

Summary of financing activities

	Six Months
	Ended June 30,
(In millions)	2008	2007

Net borrowings (repayments) of debt:
Short-term debt	$(4.1)	(24.9)
Revolving facilities	70.4	4.2
Long-term debt	(6.1)	(5.5)
Net borrowings (repayments) of debt	60.2	(26.2)
Repurchase of common stock of the Company	(66.5)	(0.3)
Dividends to:
Shareholders of the Company	(9.1)	(7.4)
Minority interests in subsidiaries	(8.8)	(6.4)
Proceeds and tax benefits related to stock compensation and other	13.6	9.9
Discontinued operations, net	-	(11.3)
Cash flows from financing activities	$(10.6)	(41.7)

During the first half of 2008, the Company purchased 823,300 shares of its common stock at an average cost of $63.92 per share. The Company also withheld and retired a portion of the shares that were due to employees under deferred compensation distributions and stock option exercises.  The shares were withheld to meet the withholding requirements of approximately $13 million.

The Company’s operating liquidity needs are typically financed by cash from operations, short-term debt and the Revolving Facility, described below.

On May 4, 2007, the board of directors authorized an increase in the Company’s regular dividend to an annual rate of $0.40 per share, up from an annual rate of $0.25 per share.  The Company paid dividends of $0.10 per share in both the first and second quarters of 2008.  On July 11, 2008, the board declared a regular quarterly dividend of $0.10 per share payable on September 2, 2008.  Future dividends are dependent on the earnings, financial condition, cash flow and business requirements of the Company, as determined by the board of directors.

Capitalization

The Company uses a combination of debt, leases and equity to capitalize its operations.

Reconciliation of Net Debt (Cash) to GAAP measures

	June 30,	December 31,
(In millions)	2008	2007

Short-term debt	$9.3	12.4
Long-term debt	170.1	100.2
Debt	179.4	112.6
Less cash and cash equivalents	(246.3)	(196.4)
Net Debt (Cash) (a)	$(66.9)	(83.8)
(a)	Net Debt (Cash) is a non-GAAP measure. Net Debt (Cash) is equal to short-term debt plus the current and noncurrent portion of long-term debt (“Debt” in the tables), less cash and cash equivalents.

The supplemental Net Debt (Cash) information is non-GAAP financial information that management believes is an important measure to evaluate the Company’s financial leverage.  This supplemental non-GAAP information should be reviewed in conjunction with the Company’s consolidated balance sheets.  The Company’s Net Debt (Cash) position at June 30, 2008, as compared to December 31, 2007, decreased primarily due to share repurchase activities and higher working capital usage.

The Company expects to contribute $50 million to BHS prior to the spin-off.  As a result, the Company expects its Net Debt (Cash) to be lower after the spin-off.

Debt
The Company has an unsecured $400 million revolving bank credit facility with a syndicate of banks (the “Revolving Facility”).  The facility allows the Company to borrow (or otherwise satisfy credit needs) on a revolving basis over a five-year term ending in 2011.  As of June 30, 2008, $311.4 million was available under the revolving credit facility.

The Company also has an unsecured $150 million credit facility with a bank to provide letters of credit and other borrowing capacity over a five-year term ending in December 2009 (the “Letter of Credit Facility”).  As of June 30, 2008, $18.6 million was available under this Letter of Credit Facility.  The Company expects to terminate the Letter of Credit Facility during the third quarter of 2008 in connection with the anticipated spin-off of BHS.  On July 23, 2008, the Company entered into a definitive agreement for a new unsecured $135 million letter of credit facility with a bank (the “2008 Facility”) that is expected to become effective in the third quarter of 2008.  The Revolving Facility and the multi-currency revolving credit facilities described below are also used for the issuance of letters of credit and bank guarantees.

The Company has two unsecured multi-currency revolving bank credit facilities with a total of $50.0 million in available credit, of which approximately $23.7 million was available at June 30, 2008.  When rates are favorable, the Company also borrows from other banks under short-term uncommitted agreements.  Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

The Company’s Brink’s and BHS subsidiaries guarantee the Revolving Facility, the Letter of Credit Facility and the 2008 Facility.  The Revolving Facility, the Letter of Credit Facility, the 2008 Facility and the multi-currency revolving bank credit facilities contain various financial and other covenants.  The financial covenants, among other things, limit the Company’s total indebtedness, limit asset sales, limit the use of proceeds from asset sales and provide for minimum coverage of interest costs.  The credit agreements do not provide for the acceleration of payments should the Company’s credit rating be reduced.  If the Company were not to comply with the terms of its various loan agreements, the repayment terms could be accelerated and the commitments could be withdrawn.  An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  The Company was in compliance with all financial covenants at June 30, 2008.

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

The Company believes it has adequate sources of liquidity to meet its future requirements.

Equity
At June 30, 2008, the Company had 100 million shares of common stock authorized and 47.4 million shares issued and outstanding.  Shares held by The Brink’s Company Employee Benefits Trust (the “Employee Benefits Trust”) that have not been allocated to participants under various benefit plans (1.4 million at June 30, 2008) are excluded from earnings per share calculations since they are treated as treasury shares for the calculation of earnings per share.

In July 2008, the Company decided to terminate the Employee Benefits Trust.  The termination is expected to be finalized during the third quarter of 2008.  Prior to termination, the shares currently held by the Employee Benefits Trust will be distributed to the Company, whereupon the shares will be retired.

On September 14, 2007, the Company’s board of directors authorized the purchase of up to $100 million of the Company’s outstanding common shares.  Under the program, the Company used $40.6 million to purchase 654,800 shares of common stock between December 5, 2007, and March 31, 2008, at an average price of $61.98 per share.  The Company used an additional $15.7 million to purchase 229,000 shares of common stock in the second quarter of 2008, at an average price of $68.48 per share.  As of June 30, 2008, the Company had $43.7 million under the program available to purchase shares.  The repurchase authorization does not have an expiration date.

Commitments and Contingent Matters

Operating leases
The Company has made residual value guarantees of approximately $72.3 million at June 30, 2008, related to operating leases, principally for trucks and other vehicles.

BAX Global litigation
BAX Global is defending a claim related to the apparent diversion by a third party of goods being transported for a customer.  Although BAX Global is defending this claim vigorously and believes that its defenses have merit, it is possible that this claim ultimately may be decided in favor of the claimant.  If so, the Company expects that the ultimate amount of reasonably possible unaccrued losses could range from $0 to $14 million.  The Company has contractually indemnified the purchaser of BAX Global for this contingency.

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

Other
The Company is involved in various other lawsuits and claims in the ordinary course of business.  The Company is not able to estimate the range of losses for some of these matters.  The Company has recorded accruals for losses that are considered probable and reasonably estimable.  The Company does not believe that the ultimate disposition of any of these matters will have a material adverse effect on its liquidity, financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations have activities in approximately 50 countries.  These operations expose the Company to a variety of market risks, including the effects of changes in interest rates, commodity prices and foreign currency exchange rates.  In addition, the Company consumes various commodities in the normal course of business, exposing it to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by the Company as an integral part of its overall risk management program. The diversity of foreign operations helps to mitigate a portion of the impact that foreign currency rate fluctuations in any one country may have on the Company’s consolidated results. The Company’s risk management program considers this favorable diversification effect as it measures the Company’s exposure to financial markets and, as appropriate, seeks to reduce the potentially adverse effects that the volatility of certain markets may have on its operating results. The Company has not had any material change in its market risk exposures in the six months ended June 30, 2008.

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-looking information

This document contains both historical and forward-looking information.   Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, statements regarding the strategic decision to spin-off BHS, the tax free nature, timing and other expected characteristics of the spin-off, expected additional expenses in 2008 related to the spin-off, the expected termination of the Employee Benefits Trust, the outcome of the issue relating to the non-payment of customs duties and value-added tax by a non-U.S. subsidiary of Brink’s, Incorporated, the outcome of pending litigation involving BAX Global and other pending matters and the anticipated financial impact of the disposition of these matters, significant liabilities and ongoing expenses and cash outflows related to former coal operations, anticipated revenues from the currency conversion project in Venezuela, expected 2008 expenses related to the Company’s strategic review, proxy matters and proposed spin-off of BHS, expected operating profit margin at Brink’s, expected installation growth at BHS and the effects of ongoing weakness in the housing market, the disconnect rate at BHS, the possibility that Venezuela may be considered highly inflationary again, the possibility that Brink’s Venezuela may be subject to less favorable exchange rates on dividend remittances,  the anticipated effective tax rate for 2008 and the Company’s tax position and underlying assumptions, expected capital expenditures, depreciation and amortization for 2008, the anticipated capital contribution to BHS and its effect on the Company’s Net Debt, the expected termination of the Letter of Credit Facility and the anticipated effectiveness of the 2008 Facility, and the adequacy of the Company’s sources of liquidity.  The forward-looking information in this document is subject to known and unknown risks, uncertainties and contingencies, which could cause actual results, performance or achievements to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond the control of The Brink’s Company and its subsidiaries, include, but are not limited to the ability of the Company to complete a successful spin-off of BHS, the satisfaction of all conditions in order to complete a spin-off of BHS, the implementation of the termination of the Employee Benefits Trust, demand for the services of Brink’s and BHS, the implementation of investments in technology and value-added services and cost reduction efforts and their impact on revenue and profit growth, the ability to identify and execute further cost and operational improvements and efficiencies in the core businesses, the impact of continuing initiatives to control costs and increase profitability, the ability of the businesses to cost effectively match customer demand with appropriate resources, the willingness of Brink’s and BHS’ customers to absorb fuel surcharges and other future price increases and the actions of competitors, the Company’s ability to identify strategic opportunities and integrate them successfully, acquisitions and dispositions made in the future, Brink’s ability to integrate recent acquisitions, corporate expenses due to the implementation of the spin-off decision and shareholder initiatives, decisions by the Company’s Board of Directors, Brink’s ability to complete currency conversion cash handling services in Venezuela successfully and without adverse operational issues, regulatory and labor issues and higher security threats in European countries, the impact of actions responding to current market conditions in the United States, France and other European countries, the return to profitability of operations in jurisdictions where Brink’s has recorded valuation adjustments, the input of governmental authorities regarding the non-payment of customs duties and value-added tax, the stability of the Venezuelan economy and changes in Venezuelan policy regarding exchange rates for dividend remittances, variations in costs or expenses and performance delays of any public or private sector supplier, service provider or customer, the ability of the Company and its subsidiaries to obtain appropriate insurance coverage at reasonable prices, positions taken by insurers with respect to claims made and the financial condition of insurers, safety and security performance, Brink’s loss experience, changes in insurance costs, risks customarily associated with operating in foreign countries including changing labor and economic conditions, political instability, restrictions on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive government actions, costs associated with information technology and other ongoing contractual obligations, BHS’ ability to maintain subscriber growth, the number of household moves, the level of home sales or new home construction, potential instability in housing credit markets, the performance of BHS’ equipment suppliers and dealers, BHS’ ability to cost-effectively develop or incorporate new systems in a timely manner, decisions regarding continued support of the developing commercial business, the ability of the home security industry to dissuade law enforcement and municipalities from refusing to respond to alarms, the willingness of BHS’ customers to pay for private response personnel or other alternatives to police responses to alarms, estimated reconnection experience at BHS, costs associated with the purchase and implementation of cash processing and security equipment, changes in the scope or method of remediation or monitoring of the Company’s former coal operations, the timing of the pass-through of certain costs to third parties and the timing of approvals by governmental authorities relating to the disposal of the coal assets, changes to estimated liabilities and assets in actuarial assumptions due to payments made, investment returns, annual actuarial revaluations, and periodic revaluations of reclamation liabilities, the funding levels, accounting treatment, investment performance and costs of the Company’s pension plans and the VEBA, whether the Company’s assets or the VEBA’s assets are used to pay benefits, projections regarding the number of participants in and beneficiaries of the Company’s employee and retiree benefit plans, black lung claims incidence, the number of dependents of mine workers for whom benefits are provided, actual retirement experience of the former coal operation’s employees, actual medical and legal expenses relating to benefits, changes in inflation rates (including medical inflation) and interest rates, changes in mortality and morbidity assumptions, mandatory or voluntary pension plan contributions, discovery of new facts relating to civil suits, the addition of claims or changes in relief sought by adverse parties, the cash, debt and tax position and growth needs of the Company, the demand for capital by the Company and the availability and cost of such capital, the satisfaction or waiver of limitations on the use of proceeds contained in various of the Company’s financing arrangements, the nature of the Company’s hedging relationships, the financial performance of the Company, utilization of third-party advisors and the ability of the Company to hire and retain corporate staff, changes in employee obligations, overall domestic and international economic, political, social and business conditions, capital markets performance, the strength of the U.S. dollar relative to foreign currencies, foreign currency exchange rates, changes in estimates and assumptions underlying the Company’s critical accounting policies, anticipated return on assets, inflation, the promulgation and adoption of new accounting standards and interpretations, seasonality, pricing and other competitive industry factors, labor relations, fuel and copper prices, new government regulations and interpretations of existing regulations, legislative initiatives, judicial decisions, issuances of permits, variations in costs or expenses and the ability of counterparties to perform.  The information included in this document is representative only as of the date of this document, and The Brink’s Company undertakes no obligation to update any information contained in this document.

Part II - Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about common stock repurchases by the Company during the quarter ended June 30, 2008.

(d) Maximum Number
			(c) Total Number	(or Approximate
			of Shares Purchased	Dollar Value) of
	(a) Total Number		as Part of Publicly	Shares that May Yet
	of Shares	(b) Average Price	Announced Plans	be Purchased Under
Period	Purchased (1)	Paid per Share	or Programs	the Plans or Programs
April 1 through
April 30, 2008	219,000	$68.29	219,000	$44,456,999
May 1 through
May 31, 2008	10,000	72.67	10,000	43,730,344
June 1 through
June 30, 2008	-	-	-	-
(1)
On September 14, 2007, the Company’s board of directors authorized the Company to make repurchases of up to $100 million of common stock from time to time as market conditions warrant and as covenants under existing agreements permit.  The program does not require the Company to acquire any specific numbers of shares and may be modified or discontinued at any time.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The Registrant’s annual meeting of shareholders was held on May 2, 2008.

(b)	Not required.

(c)	The following persons were elected for terms expiring in 2011, by the following votes:

	For	Withheld
Marc C. Breslawsky	42,423,955	600,607
John S. Brinzo	42,584,549	440,013
Michael T. Dan	42,362,186	662,376
Lawrence J. Mosner	42,584,074	440,488
Carroll R. Wetzel, Jr.	42,354,280	670,282

The Non-Employee Directors’ Equity Plan was approved by the following vote:

For	Against	Abstentions
30,589,802	9,607,063	329,120

The selection of KPMG LLP as independent registered public accounting firm to audit the accounts of the Registrant and its subsidiaries for the year 2008 was approved by the following vote:

For	Against	Abstentions
42,836,158	174,587	13,816

(d)
On February 25, 2008, the Company and MMI Investments, L.P. (“MMI”) entered into a settlement agreement pursuant to which Carroll R. Wetzel, Jr. was nominated and recommended for election to the Company’s board of directors at the 2008 annual meeting of shareholders.  Upon the consummation of the Company’s anticipated spin-off of BHSH, Mr. Wetzel will be appointed to the board of directors of BHSH, provided that Mr. Wetzel resigns from the Company’s board of directors effective upon consummation of the spin-off.  At that time, Robert J. Strang will be appointed to the Company’s board of directors as Mr. Wetzel’s replacement.  MMI agreed to withdraw its previously submitted nominations.   In connection with the settlement agreement, the Company incurred costs in the amount of approximately $1.1 million.  For more details on the settlement agreement, please see the Company’s Proxy Statement on Schedule 14A filed with the SEC on March 20, 2008.

Item 6.  Exhibits

Exhibit
Number

10.1	$135,000,000 Letter of Credit Agreement, dated as of July 23, 2008, among the Registrant, certain of its subsidiaries and ABN AMRO Bank N.V.

10.2 *	Key Employees’ Deferred Compensation Program, as amended and restated as of July 11, 2008.

10.3 *	Form of Deferred Stock Units Award Agreement for deferred stock units granted under Non-Employee Directors’ Equity Plan.

10.4 *	Directors’ Stock Accumulation Plan, as amended and restated as of November 16, 2007.

31.1
Certification of Michael T. Dan, Chief Executive Officer (Principal Executive Officer) of The Brink’s Company, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Michael J. Cazer, Vice President and Chief Financial Officer (Principal Financial Officer) of The Brink’s Company, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Michael T. Dan, Chief Executive Officer (Principal Executive Officer) of The Brink’s Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Michael J. Cazer, Vice President and Chief Financial Officer (Principal Financial Officer) of The Brink’s Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

August 1, 2008	By: /s/ Michael J. Cazer
Michael J. Cazer
(Vice President -
Chief Financial Officer)
(principal financial officer)