Form 10-Q
period 2008-09-30
BRINKS CO
filed 2008-10-31
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes   ☐  No ☒

As of October 29, 2008, 45,769,171 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements

THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(In millions)	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$257.7	196.4
Accounts receivable, net	513.1	491.9
Prepaid expenses and other	115.7	93.5
Deferred income taxes	59.0	63.9
Total current assets	945.5	845.7

Property and equipment, net	1,181.4	1,118.4
Goodwill	140.4	141.3
Deferred income taxes	84.6	90.1
Other	208.5	198.8

Total assets	$2,560.4	2,394.3

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$6.2	12.4
Current maturities of long-term debt	11.6	11.0
Accounts payable	153.8	171.9
Income taxes payable	16.1	14.9
Accrued liabilities	479.9	429.7
Total current liabilities	667.6	639.9

Long-term debt	144.5	89.2
Accrued pension costs	52.3	58.0
Postretirement benefits other than pensions	101.7	111.9
Deferred revenue	182.0	178.6
Deferred income taxes	33.1	29.8
Minority interest	84.6	68.2
Other	160.2	172.4
Total liabilities	1,426.0	1,348.0

Commitments and contingencies (notes 4, 5, 8 and 11)

Shareholders’ equity:
Common stock	45.8	48.4
Capital in excess of par value	486.2	452.6
Retained earnings	749.0	675.8
Accumulated other comprehensive loss	(146.6)	(130.5)

Total shareholders’ equity	1,134.4	1,046.3

Total liabilities and shareholders’ equity	$2,560.4	2,394.3

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Operations
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions, except per share amounts)	2008	2007	2008	2007

Revenues	$948.8	817.0	2,801.1	2,336.2

Cost and Expenses:
Cost of revenues	718.6	624.7	2,112.3	1,791.8
Selling, general and administrative expenses	146.8	130.0	432.9	363.0
Total expenses	865.4	754.7	2,545.2	2,154.8
Other operating income (expense), net	(4.5)	(1.8)	(5.1)	2.6

Operating profit	78.9	60.5	250.8	184.0

Interest expense	(3.3)	(2.5)	(9.1)	(8.0)
Interest and other income, net	4.6	3.0	9.7	6.7
Income from continuing operations before income taxes and
minority interest	80.2	61.0	251.4	182.7
Provision for income taxes	26.4	27.3	78.7	74.0
Minority interest	7.5	3.7	29.9	14.5

Income from continuing operations	46.3	30.0	142.8	94.2

Income (loss) from discontinued operations, net of income taxes	1.7	(4.1)	4.0	(11.3)

Net income	$48.0	25.9	146.8	82.9

Earnings per common share
Basic:
Continuing operations	$1.01	0.64	3.09	2.02
Discontinued operations	0.03	(0.09)	0.08	(0.24)
Net income	1.04	0.56	3.18	1.78

Diluted:
Continuing operations	$1.00	0.64	3.06	2.00
Discontinued operations	0.03	(0.08)	0.08	(0.24)
Net income	1.03	0.55	3.15	1.76

Weighted-average common shares outstanding
Basic	46.1	46.6	46.2	46.5
Diluted	46.6	47.1	46.7	47.0

Cash dividends paid per common share	$0.10	0.10	0.30	0.2625

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statement of Shareholders’ Equity

Nine months ended September 30, 2008
(Unaudited)

			Capital		Accumulated
			in Excess		Other
		Common	of Par	Retained	Comprehensive
(In millions)	Shares	Stock	Value	Earnings	Loss	Total

Balance as of December 31, 2007	48.4	$48.4	452.6	675.8	(130.5)	1,046.3

Net income	-	-	-	146.8	-	146.8
Other comprehensive loss	-	-	-	-	(16.1)	(16.1)
Shares repurchased and retired:					-
Termination of The Brink’s Company
Employee Benefits Trust (a)	(1.7)	(1.7)	1.7	-	-	-
Other	(1.0)	(1.0)	(11.0)	(59.8)	-	(71.8)
Dividends	-	-	-	(13.6)	-	(13.6)
Share-based compensation:
Stock options:
Compensation expense	-	-	8.3	-	-	8.3
Consideration received from
exercise of stock options	0.1	0.1	18.5	-	-	18.6
Other share-based benefit programs	-	-	3.7	(0.2)	-	3.5
Excess tax benefit of stock compensation	-	-	12.4	-	-	12.4

Balance as of September 30, 2008	45.8	$45.8	486.2	749.0	(146.6)	1,134.4
(a)	The Brink’s Company Employee Benefits Trust was terminated in September 2008 and 1.7 million shares then held by the trust were repurchased and retired – see note 7.

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months
	Ended September 30,
(In millions)	2008	2007

Cash flows from operating activities:
Net income	$146.8	82.9
Adjustments to reconcile net income to net cash provided (used) by operating activities:
(Income) loss from discontinued operations, net of tax	(4.0)	11.3
Depreciation and amortization	156.5	137.2
Impairment charges:
Subscriber disconnects	41.4	37.9
Other	0.5	2.1
Amortization of deferred revenue	(30.5)	(25.6)
Minority interest	29.9	14.5
Deferred income taxes	10.6	26.6
Provision for uncollectible accounts receivable	10.6	8.1
Compensation expense for stock options	8.3	9.7
Other operating, net	0.3	1.6
Postretirement expense (credits), net of funding:
Pension	(9.0)	(7.6)
Other than pension	(3.7)	(4.2)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(47.4)	(17.9)
Accounts payable, income taxes payable and accrued liabilities	55.1	36.6
Deferral of subscriber acquisition cost	(17.9)	(18.0)
Deferral of revenue from new subscribers	34.3	35.8
Prepaid and other current assets	(25.0)	(13.9)
Other, net	(12.5)	7.3
Discontinued operations, net	-	(3.5)
Net cash provided by operating activities	344.3	320.9

Cash flows from investing activities:
Capital expenditures	(254.7)	(228.6)
Acquisitions	(6.1)	(11.3)
Other, net	3.3	8.6
Discontinued operations, net	-	0.3
Net cash used by investing activities	(257.5)	(231.0)

Cash flows from financing activities:
Revolving credit facilities borrowings, net	59.8	(1.8)
Long term debt:
Additions	-	1.1
Repayments	(8.6)	(9.7)
Short-term repayments, net	(6.0)	(24.5)
Repurchase shares of common stock of The Brink’s Company	(70.3)	-
Dividends to:
Shareholders of The Brink’s Company	(13.6)	(11.9)
Minority interest holders in subsidiaries	(9.9)	(6.9)
Proceeds from exercise of stock options	16.2	6.8
Excess tax benefits associated with stock compensation	11.7	4.2
Other, net	-	(0.2)
Discontinued operations, net	-	(14.8)
Net cash used by financing activities	(20.7)	(57.7)

Effect of exchange rate changes on cash	(4.8)	6.0

Cash and cash equivalents:
Increase	61.3	38.2
Balance at beginning of period	196.4	137.2
Balance at end of period	$257.7	175.4

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

Spin-Off of Brink’s Home Security Holdings, Inc.
On September 12, 2008, the Company announced a distribution date of October 31, 2008, for the 100% spin-off of Brink’s Home Security Holdings, Inc. (“BHSH”), a newly formed subsidiary of the Company that will hold the shares of BHS at the time of the spin-off.  The spin-off of BHSH will be in the form of a tax-free stock distribution to The Brink’s Company shareholders of record as of the close of business on October 21, 2008.  The Company will distribute one share of BHSH common stock for every share of its common stock outstanding.  BHSH filed a Registration Statement on Form 10 with the Securities and Exchange Commission (the “SEC”) which was declared effective by the SEC on October 8, 2008.  The Form 10 provides information about BHSH and the spin-off, including historical and pro forma financial information.   BHSH will be publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “CFL,” reflecting its corporate mission of creating “Customers for Life.”  The Company will remain a public company traded on the NYSE and will continue to use the ticker symbol “BCO.”  The Company will continue to operate Brink's, its secure transportation and cash management unit.

After the spin-off, the Company will report BHS’ results of operations, including previously reported results and corporate expenses directly related to the spin-off within discontinued operations in its annual financial statements for 2008 to be filed with the SEC on Form 10-K.

In connection with the spin-off, Brink’s Network, Incorporated, a subsidiary of the Company, will enter into a Brand Licensing Agreement (the “Brand Licensing Agreement”) with BHSH.  Under the Brand Licensing Agreement, BHSH will license the rights to use certain trademarks, including trademarks that contain the word “Brink’s”, in the United States, Canada and Puerto Rico.  In exchange for these rights, BHSH has agreed to pay a licensing fee equal to 1.25% of its net revenues during the period after the spin-off until the expiration date of the agreement.  The license will expire on October 31, 2011, subject to earlier termination upon the occurrence of certain events.

The Company will also enter into a Non-Compete Agreement (the “Non-Compete Agreement”) with BHSH, which will expire on October 31, 2013, pursuant to which the Company will agree not to compete with BHSH in the United States, Canada and Puerto Rico with respect to certain restricted activities specified in the Non-Compete Agreement in which BHSH currently is, or is currently planning to be, engaged.

As described in the Form 10, the Company will contribute $50 million in cash to BHSH at the time of the spin-off.  The Company will also forgive all the existing intercompany debt owed by BHSH to the Company and its subsidiaries as of the distribution date.

Accounting Corrections
During the second quarter of 2008, the Company determined that the amount of certain revenue and expenses recognized between December 1, 2001, and March 31, 2008, related to security systems disconnect at BHS had been understated. The correction of these understatements increased BHS revenues by $2.0 million, BHS operating profit by $2.5 million and consolidated income from continuing operations by $1.6 million in the second quarter of 2008.  These corrections had no effect on the third quarter of 2008, and the effect of these corrections was not material to any prior quarter or annual period.

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

In February 2008, the FASB issued FASB Staff Position 157-2, Partial Deferral of the Effective Date of SFAS 157, which delayed the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until January 1, 2009.  The Company is currently evaluating the potential impact, if any, on its non-financial assets and liabilities.  The Company adopted SFAS 157, effective January 1, 2008 for financial assets and financial liabilities.  The implementation of SFAS 157, as it relates to the Company’s financial assets and financial liabilities did not have a material effect on the Company’s results of operations or financial position.

The Company adopted SFAS 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115, effective January 1, 2008.  SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the “fair-value option”).  Unrealized gains and losses, arising subsequent to the election of the fair-value option, are reported in earnings.  The Company did not elect the fair-value option for any existing assets or liabilities upon adoption.  Therefore, the implementation of SFAS 159 did not have an effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS 141R, Business Combinations, which will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will also change the accounting treatment and disclosures with respect to certain specific items in a business combination. SFAS 141R applies to the Company prospectively for business combinations occurring on or after January 1, 2009.  SFAS 141R will have an impact on accounting for business combinations, but the effect will depend on the terms of future acquisitions.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.  SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest, also known as minority interest, in a subsidiary and for the deconsolidation of a subsidiary.  This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 is effective for the Company beginning in 2009. The Company is still assessing the potential effect of the adoption of SFAS 160 on its results of operations or financial position.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2008	2007	2008	2007

Revenues:
Brink’s	$813.4	692.7	2,404.0	1,977.8
BHS	135.4	124.3	397.1	358.4
Revenues	$948.8	817.0	2,801.1	2,336.2

Operating profit:
Brink’s	$68.1	53.0	202.7	146.9
BHS	32.2	25.5	99.7	84.5
Business segments	100.3	78.5	302.4	231.4
Corporate	(21.9)	(14.3)	(51.3)	(36.8)
Former operations	0.5	(3.7)	(0.3)	(10.6)
Operating profit	$78.9	60.5	250.8	184.0

Corporate expenses in the third quarter of 2008 included $4.3 million of foreign currency transaction losses related to the remeasurement of a euro-denominated intercompany dividend.

Note 3 – Earnings per share

Shares used to calculate earnings per share were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2008	2007	2008	2007

Weighted-average common shares outstanding:
Basic (a)	46.1	46.6	46.2	46.5
Effect of dilutive stock options	0.5	0.5	0.5	0.5
Diluted	46.6	47.1	46.7	47.0

Antidilutive stock options excluded from denominator	0.4	0.7	0.3	0.3
(a)  The Company has deferred compensation plans for its employees and directors denominated in common stock units.  Each unit represents oneshare of common stock.  The number of shares used to calculate basic earnings per share in the three months ended September 30, 2008,includes 0.5 million weighted-average shares (0.6 million weighted-average shares for the nine months ended September 30, 2008) related to units of deferred compensation held by employees and directors.  The number of shares used to calculate basic earnings per share in the three months ended September 30, 2007, includes 1.0 million weighted-average shares (1.0 million weighted-average shares for the nine months ended September 30, 2007) related to units of deferred compensation held by employees and directors.

Shares of the Company’s common stock held by The Brink’s Company Employee Benefits Trust that have not been allocated to participants under the Company’s various benefit plans are excluded from earnings per share calculations since they are treated as treasury shares for the calculation of earnings per share.  The trust held 1.9 million unallocated shares at September 30, 2007. As described in note 7, the trust was terminated in September 2008.

Note 4 – Employee and retiree benefits

Pension plans
The Company has various defined benefit plans for eligible employees.

The components of net periodic pension cost (credit) for the Company’s pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2008	2007	2008	2007	2008	2007

Three months ended September 30,

Service cost	$-	-	2.6	2.3	2.6	2.3
Interest cost on projected benefit obligation	11.5	11.1	3.3	2.6	14.8	13.7
Return on assets – expected	(14.7)	(13.3)	(2.9)	(2.5)	(17.6)	(15.8)
Amortization of losses	0.5	3.5	0.9	0.7	1.4	4.2
Net periodic pension cost (credit)	$(2.7)	1.3	3.9	3.1	1.2	4.4

Nine months ended September 30,

Service cost	$-	-	7.6	6.6	7.6	6.6
Interest cost on projected benefit obligation	34.4	33.0	9.9	7.4	44.3	40.4
Return on assets – expected	(44.2)	(40.0)	(9.0)	(7.2)	(53.2)	(47.2)
Amortization of losses	1.2	9.7	2.8	2.2	4.0	11.9
Net periodic pension cost (credit)	$(8.6)	2.7	11.3	9.0	2.7	11.7

On September 7, 2007, the Company made a voluntary contribution to its primary U.S. pension plan of $13 million.  The Company does not expect to make any contributions to the primary U.S. pension plan during 2008.

Postretirement benefits other than pensions
Company-Sponsored Plans
The Company provides postretirement health care benefits (the “Company-sponsored plans”) for eligible current and former employees in the U.S. and Canada, including former employees of the former coal operations (the “coal-related” plans).

The components of net periodic postretirement cost (credit) related to Company-sponsored plans were as follows:

	Coal-related plans		Other plans		Total
(In millions)	2008	2007	2008	2007	2008	2007

Three months ended September 30,

Service cost	$-	-	-	0.1	-	0.1
Interest cost on accumulated postretirement
benefit obligations	7.8	7.8	0.2	0.1	8.0	7.9
Return on assets – expected	(9.7)	(9.7)	-	-	(9.7)	(9.7)
Amortization of losses (gains)	2.0	2.8	(0.1)	(0.1)	1.9	2.7
Net periodic postretirement cost	$0.1	0.9	0.1	0.1	0.2	1.0

Nine months ended September 30,

Service cost	$-	-	0.1	0.2	0.1	0.2
Interest cost on accumulated postretirement
benefit obligations	23.5	23.5	0.5	0.5	24.0	24.0
Return on assets – expected	(29.0)	(29.0)	-	-	(29.0)	(29.0)
Amortization of losses (gains)	6.0	8.6	(0.3)	(0.2)	5.7	8.4
Curtailment gain	-	-	(2.0)	-	(2.0)	-
Net periodic postretirement cost (credit)	$0.5	3.1	(1.7)	0.5	(1.2)	3.6

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

Pneumoconiosis (Black Lung) Obligations
The Company is self-insured with respect to almost all of its black lung obligations.  The components of net periodic postretirement benefit cost related to black lung obligations were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2008	2007	2008	2007

Interest cost on accumulated postretirement
benefit obligations	$0.6	0.7	1.9	2.0
Amortization of losses	0.1	0.5	0.4	1.2
Net periodic postretirement cost	$0.7	1.2	2.3	3.2

Note 5 – Income taxes

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Continuing operations
Provision for income taxes (in millions)	$26.4	27.3	78.7	74.0
Effective tax rate	32.9%	44.7%	31.3%	40.5%

Discontinued operations
Provision (benefit) for income taxes (in millions)	$0.3	-	1.2	(1.6)
Effective tax rate	15.0%	-	23.1%	NM

The effective income tax rate on continuing operations in the first nine months of 2008 was lower than the 35% U.S. statutory tax rate primarily due to the geographical mix of earnings and an $8.8 million valuation allowance release for non-U.S. jurisdictions, partially offset by a $7.5 million tax charge resulting from the decision to spin off BHS and $3.9 million of state tax expense.

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

Note 6 – Share-based compensation plans

The fair value of options granted during the 2008 and 2007 periods was calculated using the Black Scholes option-pricing model and the following estimated weighted-average assumptions:

	Three and Nine Months
	Ended September 30,
Options Granted	2008	2007

Number of shares underlying options, in thousands	541	636
Weighted-average exercise price per share	$64.24	63.60

Assumptions used to estimate fair value:
Expected dividend yield:
Weighted-average	0.6%	0.6%
Range	0.6%	0.6%
Expected volatility:
Weighted-average	26%	27%
Range	26% - 27%	26% - 31%
Risk-free interest rate:
Weighted-average	2.8%	4.9%
Range	2.0% - 3.1%	4.9% - 5.0%
Expected term in years:
Weighted-average	3.6	3.8
Range	2.1 - 5.4	2.1 - 6.1

Weighted-average fair value estimates at grant date:
In millions	$7.8	10.7
Fair value per share	$14.39	16.84

Nonvested Shares
	Number of	Weighted-Average Grant-Date
	Shares	Fair Value

Balance as of January 1, 2008	-	$-
Granted (a)	43,316	66.27
Balance as of September 30, 2008	43,316	$66.27
(a)	Includes 30,259 restricted stock units under the 2005 Equity Incentive Plan and 13,057 deferred stock units under the Non-Employee Directors’ Equity Plan.

Note 7 – Common stock

On September 14, 2007, the Company’s board of directors authorized the purchase of up to $100 million of the Company’s outstanding common shares.  Under the program, the Company used $56.3 million to purchase 883,800 shares of common stock between December 5, 2007, and May 2, 2008, at an average price of $63.67 per share.  As of September 30, 2008, the Company had $43.7 million under the program available to purchase shares.  The repurchase authorization does not have an expiration date.  No shares were repurchased during the quarter ended September 30, 2008.

In September 2008, the Company terminated The Brink’s Company Employee Benefits Trust.  In conjunction with the termination, the shares held by the trust were distributed to the Company, whereupon 1.7 million shares were retired.

Note 8 – Discontinued operations

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2008	2007	2008	2007

Brink’s United Kingdom domestic cash handling operations (a):
Gain on sale	$-	0.7	-	0.7
Results of operations	-	(3.1)	-	(13.9)
Adjustments to contingent liabilities of former operations	2.0	(1.7)	5.2	0.3
Income (loss) from discontinued operations before income taxes	2.0	(4.1)	5.2	(12.9)
Provision (benefit) for income taxes	0.3	-	1.2	(1.6)
Income (loss) from discontinued operations	$1.7	(4.1)	4.0	(11.3)
(a)
Brink’s United Kingdom domestic cash handling operations were sold in August 2007.  Revenues of the operations were $5.8 million for the third quarter of 2007 and $28.9 million for the first nine months of 2007.  Results of Brink’s United Kingdom domestic cash handling operations included a $7.5 million asset impairment charge in the nine month period ended September 30, 2007.

Note 9 – Supplemental cash flow information

	Nine Months
	Ended September 30,
(In millions)	2008	2007

Cash paid for:
Interest	$7.7	7.2
Income taxes, net	56.4	48.4

Note 10 – Comprehensive income

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2008	2007	2008	2007

Net income	$48.0	25.9	146.8	82.9
Other comprehensive income (loss), net of reclasses and taxes:
Benefit plan experience loss	1.9	7.1	5.8	15.9
Benefit plan prior service cost	0.4	0.3	1.1	1.0
Foreign currency translation adjustments	(47.3)	16.2	(20.5)	27.9
Marketable securities	(1.6)	(0.1)	(2.5)	0.9
Other comprehensive income (loss)	(46.6)	23.5	(16.1)	45.7
Comprehensive income	$1.4	49.4	130.7	128.6

Note 11 – Commitments and contingent matters

Operating leases
The Company has made residual value guarantees of approximately $71.9 million at September 30, 2008, related to operating leases, principally for trucks and other vehicles.  The Company estimates that approximately $8.9 million of these residual value guarantees will remain solely with BHSH after the spin-off occurs on October 31, 2008.

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
BHS Patent Lawsuits
On September 26, 2008, and September 29, 2008, two patent infringement lawsuits were filed against BHS and numerous other defendants.  These lawsuits have not yet been served. Based on a preliminary analysis of all of the information currently available, the Company is not yet able to conclude that a loss is probable or remote with respect to these cases; therefore, the Company has concluded that the risk of loss is reasonably possible, as required by applicable accounting rules.  The Company is not able to estimate the range of potential loss for these matters.  BHS intends to utilize all available defenses to defend vigorously against these claims.

Other
The Company is involved in various lawsuits and claims in the ordinary course of business.  The Company is not able to estimate the range of losses for some of these matters.  The Company has recorded accruals for losses that are considered probable and reasonably estimable.  The Company does not believe that the ultimate disposition of any of these matters will have a material adverse effect on its liquidity, financial position or results of operations.

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

On September 12, 2008, the Company announced a distribution date of October 31, 2008, for the 100% spin-off of Brink’s Home Security Holdings, Inc. (“BHSH”), a newly formed subsidiary of the Company that will hold the shares of BHS at the time of the spin-off.  The spin-off of BHSH will be in the form of a tax-free stock distribution to The Brink’s Company shareholders of record as of the close of business on October 21, 2008.  The Company will distribute one share of BHSH common stock for every share of its common stock outstanding.  BHSH filed a Registration Statement on Form 10 with the Securities and Exchange Commission (the “SEC”) which was declared effective by the SEC on October 8, 2008.  The Form 10 provides information about BHSH and the spin-off, including historical and pro forma financial information.   BHSH will be publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “CFL,” reflecting its corporate mission of creating “Customers for Life.”  The Company will remain a public company traded on the NYSE and will continue to use the ticker symbol “BCO.”  The Company will continue to operate Brink's, its secure transportation and cash management unit.

After the spin-off, the Company will report BHS’ results of operations, including previously reported results and corporate expenses directly related to the spin-off within discontinued operations in its annual financial statements for 2008 to be filed with the SEC on Form 10-K.

In connection with the spin-off, Brink’s Network, Incorporated, a subsidiary of the Company, will enter into a Brand Licensing Agreement (the “Brand Licensing Agreement”) with BHSH.  Under the Brand Licensing Agreement, BHSH will license the rights to use certain trademarks, including trademarks that contain the word “Brink’s”, in the United States, Canada and Puerto Rico.  In exchange for these rights, BHSH has agreed to pay a licensing fee equal to 1.25% of its net revenues during the period after the spin-off until the expiration date of the agreement.  The license will expire on October 31, 2011, subject to earlier termination upon the occurrence of certain events.

The Company will also enter into a Non-Compete Agreement (the “Non-Compete Agreement”) with BHSH, which will expire on October 31, 2013, pursuant to which the Company will agree not to compete with BHSH in the United States, Canada and Puerto Rico with respect to certain restricted activities specified in the Non-Compete Agreement in which BHSH currently is, or is currently planning to be, engaged.

As described in the Form 10, the Company will contribute $50 million in cash to BHSH at the time of the spin-off.  The Company will also forgive all the existing intercompany debt owed by BHSH to the Company and its subsidiaries as of the distribution date.

The Company has significant liabilities associated with its former coal operations and expects to have ongoing expenses and cash outflows related to its former coal operations.

RESULTS OF OPERATIONS

Overview

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2008	2007	2008	2007

Income (loss) from:
Continuing operations	$46.3	30.0	142.8	94.2
Discontinued operations	1.7	(4.1)	4.0	(11.3)
Net income	$48.0	25.9	146.8	82.9

The income (loss) items in the above table are reported after tax.

Income from continuing operations increased by 54% in the third quarter of 2008 versus the third quarter of the prior year primarily due to improved performance at Brink’s and BHS and a lower effective tax rate.  Higher corporate expenses were partially offset by lower expenses related to former operations.  Brink’s operating profit increased in the third quarter of 2008 from the prior-year period primarily due to higher operating profit in Latin America and Europe, Middle East, and Africa (“EMEA”), partially offset by lower operating profit in North America.  BHS continued a trend of reporting higher operating profit.

Income from continuing operations increased by 52% in the first nine months of 2008 versus the same period of the prior year primarily due to improved performance at Brink’s and BHS and a lower effective tax rate.  Higher corporate expenses were partially offset by lower expenses related to former operations.  Brink’s operating profit increased in the first nine months of 2008 from the prior-year period primarily due to higher operating profit in Latin America and EMEA, partially offset by lower operating profit in North America. BHS continued a trend of reporting higher operating profit.

As mentioned above, BHSH is scheduled to be spun-off on October 31, 2008. After the spin-off, the Company will reclassify the results of BHS from continuing operations to discontinued operations in its 2008 Form 10-K.  All prior-year and current-year periods (through the date of spin-off) will be reclassified.

Consolidated Review

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2008	2007	change	2008	2007	change

Revenues:
Brink’s	$813.4	692.7	17	2,404.0	1,977.8	22
BHS	135.4	124.3	9	397.1	358.4	11
Revenues	$948.8	817.0	16	2,801.1	2,336.2	20

Operating profit:
Brink’s	$68.1	53.0	28	202.7	146.9	38
BHS	32.2	25.5	26	99.7	84.5	18
Business segments	100.3	78.5	28	302.4	231.4	31
Corporate	(21.9)	(14.3)	53	(51.3)	(36.8)	39
Former operations	0.5	(3.7)	NM	(0.3)	(10.6)	(97)

Operating profit	78.9	60.5	30	250.8	184.0	36

Interest expense	(3.3)	(2.5)	32	(9.1)	(8.0)	14
Interest and other income, net	4.6	3.0	53	9.7	6.7	45
Income from continuing operations before
income taxes and minority interest	80.2	61.0	31	251.4	182.7	38
Provision for income taxes	26.4	27.3	(3)	78.7	74.0	6
Minority interest	7.5	3.7	103	29.9	14.5	106

Income from continuing operations	46.3	30.0	54	142.8	94.2	52

Income (loss) from discontinued operations,
net of income taxes	1.7	(4.1)	NM	4.0	(11.3)	NM
Net income	$48.0	25.9	85	146.8	82.9	77

COMPARISON OF RESULTS FOR THE THIRD QUARTER
Revenues - Consolidated
The Company’s consolidated revenue during the third quarter of 2008 increased from the prior-year period as a result of growth at both operating segments.  Brink’s revenues in the third quarter of 2008 increased over the prior-year period due to organic revenue growth (defined below) and favorable changes in foreign currency exchange rates.  Organic revenue growth includes revenues associated with the conversion project, as discussed on page 21.  BHS’ revenues increased year over year primarily as a result of growth in the subscriber base and higher average monitoring rates.

Operating Profit - Consolidated
The Company’s consolidated operating profit in the third quarter of 2008 increased from the prior-year period as a result of growth from both operating segments.  Brink’s operating profit improved in Latin America and EMEA, partially offset by lower operating profit in North America.  Operating profit in Latin America increased significantly over the prior-year quarter as a result of improvements in operating performance in Venezuela, Brazil, Argentina and Colombia.  Operating profit in EMEA was higher than the prior-year quarter as a result of improvements in operating performance in a number of countries.  North American operating profit was lower than the prior-year quarter due primarily to higher labor expenses.  BHS’ operating profit for the current quarter improved over the prior-year period due to higher profit from recurring services and lower legal settlement expenses, partially offset by increased investment in new subscribers.

Corporate expenses in the third quarter of 2008 included $4.3 million of foreign currency transaction losses related to the remeasurement of a euro-denominated intercompany dividend.  Also, corporate expense in the third quarter of 2008 included $2 million of professional and legal costs related to the planned spin-off of BHS.  For the full year, the Company expects to incur $18 million to $19 million of professional, legal and advisory fees related to the strategic reviews conducted by the Company, proxy matters and the spin-off of BHS.

Expenses related to former operations were lower in the third quarter of 2008 compared to the same period last year primarily due to lower pension and other postretirement expenses.

Recent market conditions have reduced the market value of the investments held by the Company’s retiree benefit plans.  If these conditions exist as of the year-end measurement date, the Company’s 2009 net periodic pension and postretirement cost may increase from 2008 levels.  Based on the market conditions as of October 2008, the Company’s 2009 expenses would increase by approximately $25 million to $30 million.  The actual expense to be recognized in 2009 will be based on conditions as of December 31, 2008, and the Company will disclose the amount of projected 2009 expense in its 2008 Form 10-K.

COMPARISON OF RESULTS FOR THE NINE-MONTH PERIOD
Revenues - Consolidated
The Company’s consolidated revenue during the first nine months of 2008 increased from the prior-year period as a result of growth at both operating segments.  Brink’s revenues in the first nine months of 2008 increased over the prior-year period due to organic revenue growth (defined below) and favorable changes in foreign currency exchange rates. Organic revenue growth includes revenues associated with the conversion project in Venezuela.  BHS’ revenues increased year over year primarily as a result of growth in the subscriber base and higher average monitoring rates.

Operating Profit - Consolidated
The Company’s consolidated operating profit in the first nine months of 2008 increased from the prior-year period as a result of growth from both operating segments.  Brink’s operating profit included significant growth in Latin America including significant operating profit from the conversion project in the first half of 2008.  Operating profit in EMEA was higher than the prior-year period as a result of favorable changes in currency exchange rates and broad improvement in operating performance in a number of countries.  North American operating profit was lower than the prior-year period due primarily to higher labor and legal settlement expenses.  BHS’ operating profit for the current period improved due to higher profit from recurring services, partially offset by increased investment in new subscribers.

Corporate expense in the first nine months of 2008 included $11 million of professional, legal and advisory fees incurred related to the strategic reviews conducted by the Company, proxy matters and the spin-off of BHS.  Corporate expenses included $4.3 million of foreign currency transaction losses related to the remeasurement of a euro-denominated intercompany dividend in the third quarter of 2008.

Expenses related to former operations were lower in the first nine months of 2008 compared to the same period last year primarily due to lower pension and other postretirement expenses.

Brink’s, Incorporated

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2008	2007	change	2008	2007	change

Revenues:
International	$575.8	468.5	23	1,701.4	1,323.3	29
North America (a)	237.6	224.2	6	702.6	654.5	7
	$813.4	692.7	17	2,404.0	1,977.8	22

Operating profit:
International	$56.3	35.2	60	166.6	96.1	73
North America (a)	11.8	17.8	(34)	36.1	50.8	(29)
	$68.1	53.0	28	202.7	146.9	38

Cash flow information:
Depreciation and amortization (b)	$31.5	28.7	10	92.4	79.4	16
Capital expenditures (c)	48.9	35.9	36	119.2	93.2	28
(a)      U.S. and Canada.
(b)      Depreciation and amortization for full-year 2008 is expected to be between $125 million and $130 million.
(c)      Capital expenditures for full-year 2008 are currently expected to range from $165 million to $175 million.

Supplemental Revenue Analysis

	Three Months	% change	Nine Months	% change
(In millions)	Ended September 30,	from prior period	Ended September 30,	from prior period

2006 Revenues	$597.9	11	1,722.2	10
Effects on revenue of:
Organic revenue growth	54.0	9	150.2	9
Acquisitions and dispositions, net	5.4	1	18.2	1
Changes in currency exchange rates (a)	35.4	6	87.2	5

2007 Revenues	692.7	16	1,977.8	15
Effects on revenue of:
Organic revenue growth	80.3	12	242.6	12
Acquisitions and dispositions, net	1.7	-	15.8	1
Changes in currency exchange rates (a)	38.7	5	167.8	9

2008 Revenues	$813.4	17	2,404.0	22
(a)
Changes in currency exchange rates increased the reported U.S. dollar amount of segment operating profit by $2.7 million for the third quarter of 2008 and by $9.6 million for the first nine months of 2008 compared to the same periods of 2007.   The effect of changes in currency exchange rates  for the same periods of 2007 compared to 2006 was not significant.  These amounts exclude transaction gains and losses recognized in earnings as a result of changes in currency exchange rates.

The table above provides supplemental information related to organic revenue growth which is not required by U.S. generally accepted accounting principles (“GAAP”).  The Company defines organic revenue growth as the change in revenue from the prior-year period due to factors such as changes in prices for products and services (including the effect of fuel surcharges), changes in business volumes and changes in product mix.  Estimates of changes due to fluctuations in foreign currency exchange rates and the effects of new acquisitions are excluded from organic revenue growth.

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

Revenue growth rates for operations outside the U.S. include the effect of changes in currency exchange rates.  On occasion in this report, the change in revenue versus the prior year has been disclosed using constant-currency exchange rates in order to provide information about growth rates without the impact of fluctuating foreign currency exchange rates.  Growth at constant-currency exchange rates equates to growth as measured in local currency.  This measurement of growth using constant-currency exchange rates is higher than growth computed using actual currency exchange rates when the U.S. dollar is strengthening and lower when the U.S. dollar is weakening.

COMPARISON OF RESULTS FOR THE THIRD QUARTER

Overview – Brink’s

Revenues
Revenues at Brink’s were higher in the third quarter of 2008 compared to the prior-year periods as a result of a combination of the effects of organic revenue growth and favorable changes in currency exchange rates.

Revenues from Cash Logistics increased 24% to $138.5 million in the third quarter of 2008 from $111.3 million in the third quarter of 2007.  These revenues are included in the tables above.  The increase in these revenues was due primarily to organic revenue growth, mainly in Latin America and North America, and changes in currency exchange rates.  The revenue increase in Latin America was significant, driven by higher inflationary prices and the continued impact of the conversion project in Venezuela.

Operating Profit
Operating profit in the third quarter of 2008 was higher than in the prior-year period primarily as a result of strong performance in Latin America and EMEA, partially offset by lower operating profit in North America.  Operating profit in Latin America increased significantly over the prior-year quarter as a result of improvements in operating performance in Venezuela, Brazil, Argentina and Colombia.  Operating profit in EMEA was higher than the prior-year quarter as a result of improvements in operating performance in a number of countries and a $2.0 million impairment charge recorded in the 2007 quarter.  North American operating profit was lower than in the third quarter of 2007 due largely to higher labor expense.

International
Revenues increased in the third quarter of 2008 over the prior-year period in all regions.  Revenue increases in EMEA and Latin America were primarily the result of organic revenue growth and favorable changes in currency exchange rates.  International operating profit in the third quarter of 2008 was higher than the 2007 period primarily due to the effects of strong volumes in Latin America and improved results in EMEA.

EMEA.  Revenues increased 17% (7% on a constant-currency basis) to $356.9 million in the third quarter of 2008 from $306.1 million from the same period last year.  Revenues increased largely as a result of organic revenue growth and favorable changes in currency exchange rates.  Operating profit was higher than the prior-year quarter due to improved operating results in a number of countries, which were partially generated by increased commodity and cash movements in Global Services.  Also, in the third quarter of 2007, the Company recorded a $2.0 million impairment charge related to the Company’s operations in a European country.

Latin America.  Revenues increased 37% (30% on a constant-currency basis) to $200.8 million in the third quarter of 2008 from $147.1 million in the third quarter of 2007.  Revenues increased primarily due to higher volumes across the region, normal inflationary price increases and favorable changes in currency exchange rates.  Operating profit increased significantly as a result of the solid improvement in Venezuela, driven by higher inflationary pricing, and higher volumes in Brazil, Argentina and Colombia.

Asia-Pacific.  Revenues increased 18% (16% on a constant-currency basis) to $18.1 million in the third quarter of 2008 from $15.3 million in the third quarter of 2007.  Operating profit in the third quarter of 2008 was higher than in 2007, mainly due to increased Global Services volumes.

North America
North American revenues increased 6% to $237.6 million in the third quarter of 2008 compared to $224.2 million in the same period for 2007. Revenues increased primarily in CIT and Cash Logistics services.  Despite higher revenues, U.S. operating profit in the third quarter of 2008 decreased compared to the same period in 2007 due largely to higher labor expenses, a portion of which is related to increased investment in information technology and marketing personnel as the Company builds its Cash Logistics operations.   The decrease in operating profit in the third quarter of 2008 was also partially due to lower U.S. Global Services volumes.  Operations in Canada continued to show improved operating performance year over year.

Some of the Company’s competitors in the U.S. armored car industry have shown signs of weakening performance.  As a result, Brink’s has gained some new customers and expects to extend services to others.

Brink’s expects to generate operating profit margins between 8.5% and 9.0% in 2008.

COMPARISON OF RESULTS FOR THE NINE-MONTH PERIOD

Overview – Brink’s

Revenues
Revenues at Brink’s were higher in the first nine months of 2008 compared to the prior-year periods as a result of a combination of the effects of organic revenue growth and favorable changes in currency exchange rates.  Organic revenue growth includes revenues from the conversion project.

Revenues from Cash Logistics increased 33% to $418.0 million in the first nine months of 2008 from $314.5 million in the first nine months of 2007.  These revenues are included in the table above.  The increase in these revenues was due primarily to organic revenue growth, including the impact of the conversion project and changes in currency exchange rates.

Operating Profit
Operating profit in the first nine months of 2008 was higher than in the prior-year period primarily as a result of strong performance in Latin America, including conversion project activities.  Operating profit in EMEA was higher than the prior-year period as a result of favorable changes in currency exchange rates and improved operating results in a number of countries.  North American operating profit was lower than in the prior-year period due largely to higher spending on labor, fuel, and legal settlement expenses, partially offset by the benefit of reductions in postretirement benefit obligations in Canada and increased volumes and prices.

International
Revenues increased in the first nine months of 2008 over the prior-year period in all regions.  Revenue increases in EMEA and Latin America were primarily the result of organic revenue growth (including the conversion project) and favorable changes in currency exchange rates.  International operating profit in the first nine months of 2008 was higher than the 2007 period primarily due to the effects of strong volumes in Latin America, including the conversion project, improved results in EMEA and favorable changes in currency exchange rates.

EMEA.  Revenues increased 21% (7% on a constant-currency basis) to $1,040.8 million in the first nine months of 2008 from $863.0 million from the same period last year.  Revenues increased as a result of both favorable changes in currency exchange rates and organic revenue growth.  Operating profit increased compared to the prior-year period due to improved operating performance in a number of countries  and favorable changes in currency exchange rates.  Also, in the prior-year period, the Company recorded a $2.0 million impairment charge related to the Company’s operations in a European country.

Latin America.  Revenues increased 46% (37% on a constant-currency basis) to $605.9 million in the first nine months of 2008 from $414.9 million in the first nine months of 2007.  Revenues increased primarily due to higher volumes across the region (including significant volumes from the conversion project in the first half of 2008), normal inflationary price increases and favorable changes in currency exchange rates.  Operating profit in the first nine months of 2008 was significantly higher than in the first nine months of 2007 as a result of the effects of the conversion project in Venezuela and solid improvement in Brazil, Argentina, Colombia and Chile.

The Conversion Project
Venezuela changed its national currency from the bolivar to the bolivar fuerte on January 1, 2008, and Brink’s performed additional cash handling services to assist in the conversion.  Brink’s estimated that it recorded incremental revenues of approximately $4 million in the third quarter of 2008 and $50 million in the first nine months of 2008 related to these services.  The conversion project is winding down and nearing completion.  The conversion project activities utilized existing assets, personnel and other resources which also serviced normal operations.

Asia-Pacific.  Revenues increased 20% (15% on a constant-currency basis) to $54.7 million in the first nine months of 2008 from $45.4 million in the first nine months of 2007.  Operating profit in the first nine months of 2008 was higher than in 2007 due to improved performance throughout most of the region.

North America
North American revenues increased 7% to $702.6 million in the first nine months of 2008 compared to $654.5 million in the same period for 2007.  Revenues increased primarily in CIT and Cash Logistics services.  Operating profit in the first nine months of 2008 decreased $14.7 million compared to the same period in 2007.  Operating profit decreased due to higher spending on labor, fuel and selling, general and administrative expenses.  Operating profit in 2008 also included accruals for legal settlement expenses and a first-quarter $2.0 million gain from reductions in postretirement benefit obligations in Canada.

Brink’s Home Security

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2008	2007	change	2008	2007	change

Revenues	$135.4	124.3	9	$397.1	358.4	11

Operating profit
Profit from recurring services (a)	$55.7	49.1	13	$172.7	152.4	13
Investment in new subscribers (b)	(23.5)	(23.6)	-	(73.0)	(67.9)	8
Operating profit	$32.2	25.5	26	$99.7	84.5	18

Monthly recurring revenues (c)				$39.8	36.3	10

Cash Flow Information
Depreciation and amortization (d)	$21.5	19.8	9	$63.9	57.4	11
Impairment charges from
subscriber disconnects	16.7	13.6	23	41.4	37.9	9
Amortization of deferred revenue (e)	(10.5)	(8.9)	18	(30.5)	(25.6)	19
Deferral of subscriber acquisition
costs (current year payments) (f)	(5.8)	(5.9)	(2)	(17.9)	(18.0)	(1)
Deferral of revenue from new
subscribers (current year receipts) (g)	10.7	11.6	(8)	34.3	35.8	(4)

Capital expenditures (h):
Security systems	$(42.3)	(42.2)	-	$(127.9)	(124.9)	2
Other	(2.9)	(5.1)	(43)	(7.4)	(10.3)	(28)
Total capital expenditures	$(45.2)	(47.3)	(4)	$(135.3)	(135.2)	-
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

(c)This non-GAAP measure is reconciled and discussed below under the caption “Non-GAAP Measures - Monthly Recurring Revenues.”
(d)Includes amortization of deferred subscriber acquisition costs. Depreciation and amortization for the full-year of 2008 is expected to be between $85 million and $95 million.
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

(g)	Includes cash receipts from new subscribers, including connection fees and equipment installation fees that are deferred and recognized over the expected life of the customer relationship.
(h)	Capital expenditures for the full-year of 2008 are expected to range from $175 million to $185 million.

Revenues - BHS
The 9% increase in BHS’ revenues in the third quarter of 2008 and an 11% increase in the first nine months of 2008 over the comparable 2007 periods, was primarily due to an 8% larger average subscriber base, as well as higher average monitoring rates.  Revenues during the first nine months of 2008 were also increased by a $2.0 million accounting correction in the second quarter of 2008.  The larger subscriber base and higher average monitoring and service rates also contributed to a 10% increase in monthly recurring revenues for September 2008 as compared to September 2007.

Operating Profit - BHS
Operating profit increased $6.7 million for the third quarter of 2008 and $15.2 million in the first nine months of 2008 compared to the same periods in 2007 due to higher profit from recurring services, slightly offset by increased investment in new subscribers.  Higher investment in new subscribers in the third quarter of 2008 was primarily the result of increased automobile reimbursement costs.  For the first nine months of 2008, higher investment in new subscribers was primarily due to increased automobile reimbursement costs, increased advertising and marketing costs, and increased costs associated with expanding the commercial sales force. Higher profit from recurring services in the third quarter of 2008 and the first nine months of 2008 as compared to the same 2007 periods was primarily due to incremental revenues generated from the larger subscriber base, higher average monitoring rates, and the $2.5 million legal settlement charge incurred in the third quarter of 2007.

Additionally, BHS recorded $0.3 million for estimated losses incurred through the third quarter of 2008 associated with Hurricane Ike.

Subscriber activity

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In thousands)	2008	2007	change	2008	2007	change

Number of subscribers:
Beginning of period	1,271.5	1,175.1	8	1,223.9	1,124.9	9
Installations (a)	42.7	45.7	(7)	131.5	136.7	(4)
Disconnects (a)	(28.9)	(20.6)	40	(70.1)	(61.4)	14
End of period (b)	1,285.3	1,200.2	7	1,285.3	1,200.2	7

Average number of subscribers	1,279.1	1,187.7	8	1,259.0	1,163.8	8
Annualized disconnect rate (c)	9.0%	6.9%		7.4%	7.0%
(a)
Customers who move from one location and then initiate a new monitoring agreement at a new location are not included in either installations or disconnects.  Dealer accounts cancelled and charged back to the dealer during the specified contract term are also excluded from installations and disconnects.  Inactive sites that are returned to service reduce disconnects.

(b)
Commercial subscribers accounted for approximately 5% of total subscribers at September 30, 2008.  The Company continues to see the expansion of BHS’ commercial subscriber base as a significant growth opportunity.

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

Installations were 7% lower in the third quarter and 4% lower in the first nine months of 2008 as compared to the same periods of 2007 primarily due to fewer residential installations which the Company attributes to the continued slow housing market, partially offset by an increase in commercial installations of 11% for the third quarter of 2008 and 8% in the first nine months of 2008 over the same periods in the prior year.  The year-over-year declines in installation growth may continue next quarter and potentially beyond due to sluggish residential real estate activity in the U.S.

The annualized disconnect rate for the third quarter of 2008 was 9.0% and 7.4% for the first nine months of 2008 compared to 6.9% and 7.0% for the same periods of 2007.  There are three primary drivers of the third quarter increase in disconnect rate as compared to the 2007 period, the most significant being an increase in customer requested cancellations and customer moves to rented housing which appears to be related to the slowing economy. Additionally, cancellations of multi-family housing monitoring contracts, and technical subscriber reconciliation adjustments both increased in the third quarter of 2008 as compared to the same 2007 period; these adjustments affect the disconnect rate, but do not affect net profit. The multi-family contract cancellations and technical adjustments are flat for the nine month period of 2008 as compared to the same 2007 period. Excluding multi-family contract cancellations and technical subscriber adjustments, the disconnect rate for the third quarter of 2008 would have been 8.1% and 7.0% for the first nine months of 2008 compared to 7.1% and 6.6% for the same periods of 2007. It was noted there was a slight increase in disconnect activity resulting from account write-offs; however, this was not a primary driver of the increase in the disconnect rate for the third quarter or nine month period of 2008 as compared to the same 2007 periods.

Disconnect rates are typically higher in the second and third calendar quarters of the year because of an increase in residential moves during summer months.  BHS currently expects that the disconnect rate for the fourth quarter of 2008 will be lower than the third quarter rate but higher than the rate recorded for the fourth quarter of 2007. BHS is continually focused on minimizing customer disconnects; however, the disconnect rate may not materially improve in the future, as a certain amount of disconnects cannot be prevented due to external factors, primarily household moves.  Moreover, BHS now expects to experience higher levels of disconnects due to customer requested cancellations and financial write-offs during the next several quarters than it has experienced in recent years. In addition, the continuing instability in the housing and credit markets could affect BHS’ ability to collect receivables from customers which could increase the disconnect rate.

Non-GAAP Measures

Monthly Recurring Revenues
	Nine Months
	Ended September 30,
(In millions)	2008	2007

Monthly recurring revenues (“MRR”) (a)	$39.8	36.3
Amounts excluded from MRR:
Amortization of deferred revenue (b)	3.4	2.8
Other revenues (c)	2.0	2.6
Revenues on a GAAP basis:
September	45.2	41.7
January – August	351.9	316.7
January – September	$397.1	358.4
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

Profit from recurring services and investment in new subscribers are reconciled to operating profit, their closest GAAP counterpart, in the table on page 22.

Corporate Expense – The Brink’s Company

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2008	2007	change	2008	2007	change

Corporate expense	$21.9	14.3	53	51.3	36.8	39

Corporate expense included approximately $2 million in the third quarter of 2008 and approximately $11 million in the first nine months of 2008 of professional, legal and advisory fees incurred related to strategic reviews conducted by the Company, proxy matters and the initial steps to implement the proposed spin-off of BHS.  For the full year, the Company expects to incur $18 million to $19 million of professional, legal and advisory fees related to the strategic reviews conducted by the Company, proxy matters and the proposed spin-off of BHS.

Approximately $13 million of expenses directly related to the spin-off are expected to be classified within discontinued operations in the Company’s 2008 Form 10-K.

Corporate expenses in the third quarter of 2008 also included $4.3 million of foreign currency transaction losses related to the remeasurement of a euro-denominated intercompany dividend.

Former Operations – included in Continuing Operations

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2008	2007	change	2008	2007	change

Company-sponsored postretirement
benefits other than pensions	$0.2	0.9	(78)	$0.6	3.3	(82)
Black lung	0.7	1.2	(42)	2.3	3.2	(28)
Pension	(1.7)	0.6	NM	(5.1)	1.1	NM
Administrative, legal and other
expenses, net	0.3	1.0	(70)	2.5	3.0	(17)
	$(0.5)	3.7	NM	$0.3	10.6	(97)

Expenses from former operations decreased from last year primarily due to lower pension and other postretirement expenses.

Foreign Operations

The Company operates in approximately 50 countries outside the U.S., each with a local currency other than the U.S. dollar. Because the financial results of the Company are reported in U.S. dollars, they are affected by changes in the value of various foreign currencies in relation to the U.S. dollar. Changes in exchange rates may also affect transactions which are denominated in currencies other than the functional currency.  The Company, from time to time, uses foreign currency forward contracts to hedge transactional risks associated with foreign currencies.  At September 30, 2008, no foreign currency forward contracts were outstanding.

Translation adjustments of net monetary assets and liabilities denominated in local currencies relating to operations in countries with highly inflationary economies are included in net income, along with all transaction gains or losses for the period.  No subsidiaries operated in highly inflationary economies for the nine months ending September 30, 2008 and 2007.  Venezuela’s economy has not been considered to be highly inflationary in the past five years, but it is reasonably possible that Venezuela’s economy may be considered highly inflationary again at some time in the future.

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

Brink’s Venezuela is also subject to local laws and regulatory interpretations that determine the exchange rate at which repatriating dividends may be converted.  It is possible that Brink’s Venezuela may be subject to a less favorable exchange rate on dividend remittances in the future.  The Company’s reported U.S. dollar revenues, earnings and equity are translated using the official exchange rate of 2.15 bolivar fuerte to the U.S. dollar.  Reported results would be adversely affected if revenues and operating profits of Brink’s Venezuela were to be reported using a less favorable currency exchange rate. The Company’s Venezuelan subsidiaries, which are not wholly owned, held net current assets of $90.3 million at September 30, 2008.  In addition, Brink’s Venezuela’s U.S. parent has bolivar fuerte-denominated receivables, which are expected to be collected using the official exchange rate.  A devaluation of the bolivar fuerte would require a revaluation of the receivables with a non-tax-deductible loss recognized in earnings.

The Company is also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, political instability, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments.  Changes in the political or economic environments in the countries in which the Company operates could have a material adverse effect on its business, financial condition and results of operations.
The future effects, if any, of these risks on the Company cannot be predicted.

Other Operating Income (Expense), Net

Other operating income (expense), net, is a component of the operating segments’ and corporate’s previously discussed operating profits.

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2008	2007	change	2008	2007	change

Foreign currency transaction losses, net	$(8.5)	(3.2)	166	(14.2)	(4.8)	196
Share in earnings of equity affiliates	1.3	0.7	86	3.6	2.1	71
Hurricane Katrina insurance settlement gains	-	1.0	NM	-	3.3	NM
Asset impairment charge	(0.2)	(2.0)	(90)	(0.5)	(2.1)	(76)
Royalty income	1.1	0.7	57	2.2	1.4	57
Gain on sale of operating assets, net	0.5	0.3	67	0.4	0.9	(56)
Other	1.3	0.7	86	3.4	1.8	89
	$(4.5)	(1.8)	150	(5.1)	2.6	NM

Corporate expense included $4.3 million of foreign currency transaction losses recorded in the third quarter of 2008, related to the remeasurement of a euro-denominated intercompany dividend.

Impairment losses of $2.0 million were recorded by Brink’s in the third quarter of 2007 related to operations in a European country.

Insurance settlement gains of $1.0 million were recorded during the third quarter of 2007 ($3.3 million for the first nine months of 2007) for final settlement of property damage and business interruption insurance claims related to Hurricane Katrina.

Nonoperating Income and Expense

Interest expense

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2008	2007	change	2008	2007	change

Interest expense	$3.3	2.5	32	9.1	8.0	14

Interest and other income, net

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2008	2007	change	2008	2007	change

Interest income	$4.2	2.2	91	9.5	5.5	73
Other	0.4	0.8	(50)	0.2	1.2	(83)
	$4.6	3.0	53	9.7	6.7	45

Income Taxes

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Continuing operations
Provision for income taxes (in millions)	$26.4	27.3	78.7	74.0
Effective tax rate	32.9%	44.7%	31.3%	40.5%

Discontinued operations
Provision (benefit) for income taxes (in millions)	$0.3	-	1.2	(1.6)
Effective tax rate	15.0%	-	23.1%	NM

The effective income tax rate on continuing operations in the first nine months of 2008 was lower than the 35% U.S. statutory tax rate primarily due to the geographical mix of earnings and an $8.8 million valuation allowance release for non-U.S. jurisdictions, partially offset by a $7.5 million tax charge resulting from the decision to spin off BHS and $3.9 million of state tax expense.

The effective income tax rate on continuing operations in the first nine months of 2007 was higher than the 35% U.S. statutory tax rate primarily due to a $6.1 million increase in the valuation allowances for non-U.S. jurisdictions and $2.4 million of state tax expense.

The Company’s effective tax rate may fluctuate materially from period to period due to changes in the expected geographical mix of earnings, changes in valuation allowances or accruals for contingencies and other factors.  Subject to the above factors, the Company’s effective tax rate for the full-year, which will reflect the reclassification of BHS results into discontinued operations, is expected to be between 24% and 26%.  The Company’s effective tax rate for 2009 is expected to be between 31% and 34%.

Minority Interest

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2008	2007	change	2008	2007	change

Minority interest	$7.5	3.7	103	29.9	14.5	106

The increase in minority interest in 2008 is primarily due to an increase in the earnings of Brink’s Venezuelan subsidiaries.

Discontinued Operations

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2008	2007	2008	2007

Brink’s United Kingdom domestic cash handling operations (a):
Gain on sale	$-	0.7	-	0.7
Results of operations	-	(3.1)	-	(13.9)
Adjustments to contingent liabilities of former operations	2.0	(1.7)	5.2	0.3
Income (loss) from discontinued operations before income taxes	2.0	(4.1)	5.2	(12.9)
Provision (benefit) for income taxes	0.3	-	1.2	(1.6)
Income (loss) from discontinued operations	$1.7	(4.1)	4.0	(11.3)
(a)
Brink’s United Kingdom domestic cash handling operations were sold in August 2007.  Revenues of the operations were $5.8 million for the third quarter of 2007 and $28.9 million for the first nine months of 2007.  Results of Brink’s United Kingdom domestic cash handling operations included a $7.5 million asset impairment charge in the nine month period ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows before financing activities decreased by $3.1 million in the first nine months of 2008 as compared to the first nine months of 2007.  The decrease was primarily due to higher capital expenditures, partially offset by improved operating performance.

Summary of Cash Flow Information

	Nine Months
	Ended September 30,		$
(In millions)	2008	2007	change

Cash flows from operating activities	$344.3	320.9	23.4

Cash flows from investing activities:
Capital expenditures	(254.7)	(228.6)	(26.1)
Acquisitions	(6.1)	(11.3)	5.2
Other	3.3	8.9	(5.6)
Investing activities	(257.5)	(231.0)	(26.5)

Cash flows before financing activities	$86.8	89.9	(3.1)

Operating Activities

Operating cash flows increased by $23.4 million in the first nine months of 2008 compared to the same period in 2007.  The increase was primarily due to improved segment operating profit partially offset by higher professional, legal and advisory fees for shareholder initiatives and the BHS spin-off, higher U.S. federal income tax payments and higher cash usage for working capital needs.

The Company voluntarily contributed $13 million to its primary U.S. pension plan in 2007, but otherwise has not contributed cash to the plan since 2004.  Recent market conditions have reduced the amount of assets in the trust used to pay plan benefits.  If recent asset market valuations and interest rates were in effect at the year-end measurement date, the Company would have no requirement to make a contribution in 2009 but would be required to make approximately $75 million of contributions in 2010 to comply with the minimum funding requirements of the Pension Protection Act of 2006.  In addition, the Company may also elect to make voluntary contributions to achieve certain threshold funding levels.  The Company believes it has sufficient sources of liquidity to fund future contributions to the plan based on recent market conditions.  Actual required contributions to the plan will be determined based on market conditions at December 31, 2008.

Investing Activities

Cash flows from investing activities decreased by $26.5 million in the first nine months of 2008 versus the first nine months of 2007 primarily due to increased capital expenditures.

Capital expenditures were as follows:

	Nine Months
	Ended September 30,		$
(In millions)	2008	2007	change

Capital expenditures:
Brink’s	$119.2	93.2	26.0
BHS:
Security systems	127.9	124.9	3.0
Other	7.4	10.3	(2.9)
Corporate	0.2	0.2	-
Capital expenditures	$254.7	228.6	26.1

Capital expenditures for the first nine months of 2008 were $26.1 million higher than for the same period in 2007.  Brink’s capital expenditures in 2008 were primarily for new facilities, cash processing and security equipment, armored vehicles, and information technology.  Most of the increase in Brink’s capital expenditures from the prior-year period was due to higher spending on cash processing and security equipment, and armored vehicles, as well as the impact of changes in currency exchange rates.

Capital expenditures for the full-year 2007 totaled $320 million.  Capital expenditures for the full-year 2008 are currently expected to range from $340 million to $360 million, with $165 million to $175 million for Brink’s and $175 million to $185 million for BHS.

Business Segment Cash Flows

The Company’s cash flows before financing activities for each of the operating segments are presented below.

	Nine Months
	Ended September 30,		$
(In millions)	2008	2007	change

Cash flows before financing activities
Business segments:
Brink’s	$92.4	103.0	(10.6)
BHS	29.5	49.0	(19.5)
Subtotal of business segments	121.9	152.0	(30.1)

Corporate and former operations:
Contributions to primary U.S. pension plan	-	(13.0)	13.0
Other	(35.1)	(45.9)	10.8
Subtotal of continuing operations	86.8	93.1	(6.3)

Discontinued operations:
Brink’s United Kingdom domestic cash handling operations	-	(3.2)	3.2
Cash flows before financing activities	$86.8	89.9	(3.1)

Brink’s
Cash flows before financing activities in the first nine months of 2008 at Brink’s decreased by $10.6 million primarily due to the settlement of intercompany federal tax obligations with the corporate parent in the third quarter of 2008.  The similar settlement in 2007 occurred in the fourth quarter (the “timing of intercompany tax settlements”).  Brink’s cash flows before financing activities otherwise improved primarily due to higher operating profit and lower cash used for business acquisitions, partially offset by increased capital expenditures.

BHS
The $19.5 million decrease in BHS’ cash flows before financing activities is primarily due to the timing of intercompany tax settlements.  BHS’ cash flows before financing activities otherwise improved primarily due to higher operating profit, partially offset by higher amounts used for working capital.

Corporate and Former Operations
Other cash outflows related to corporate and former operations decreased $10.8 million in 2008 compared to 2007 due to the timing of intercompany tax settlements, partially offset by an increase in professional, legal and advisory fees related to shareholder initiatives and the BHS spin-off as well as higher U.S. federal income tax payments.  Also, the Company made a $13 million contribution to the Company’s primary U.S. pension plan in September 2007.

Financing Activities

Summary of financing activities

	Nine Months
	Ended September 30,
(In millions)	2008	2007

Net borrowings (repayments) of debt:
Short-term debt	$(6.0)	(24.5)
Revolving facilities	59.8	(1.8)
Long-term debt	(8.6)	(8.6)
Net borrowings (repayments) of debt	45.2	(34.9)
Repurchase of common stock of the Company	(70.3)	-
Dividends to:
Shareholders of the Company	(13.6)	(11.9)
Minority interests in subsidiaries	(9.9)	(6.9)
Proceeds and tax benefits related to stock compensation and other	27.9	10.8
Discontinued operations, net	-	(14.8)
Cash flows from financing activities	$(20.7)	(57.7)

During the first six months of 2008, the Company purchased 823,300 shares of its common stock at an average cost of $63.92 per share.  No shares were repurchased during the quarter ended September 30, 2008.  The Company also withheld a portion of the shares that were due to employees under deferred compensation distributions and stock option exercises.  The shares were withheld to meet the withholding requirements of approximately $16.7 million.

The Company’s operating liquidity needs are typically financed by cash from operations, short-term debt and the Revolving Facility, described below.

On May 4, 2007, the board of directors authorized an increase in the Company’s regular dividend to an annual rate of $0.40 per share, up from an annual rate of $0.25 per share.  The Company paid dividends of $0.10 per share in the first, second, and third quarters of 2008.  On October 28, 2008, the board declared a regular quarterly dividend of $0.10 per share payable on December 1, 2008.  Future dividends are dependent on the earnings, financial condition, cash flow and business requirements of the Company, as determined by the board of directors.

Capitalization

The Company uses a combination of debt, leases and equity to capitalize its operations.

Reconciliation of Net Debt (Cash) to GAAP measures

	September 30,	December 31,
(In millions)	2008	2007

Short-term debt	$6.2	12.4
Long-term debt	156.1	100.2
Debt	162.3	112.6
Less cash and cash equivalents	(257.7)	(196.4)
Net Debt (Cash) (a)	$(95.4)	(83.8)
(a)	Net Debt (Cash) is a non-GAAP measure. Net Debt (Cash) is equal to short-term debt plus the current and noncurrent portion of long-term debt (“Debt” in the tables), less cash and cash equivalents.

The supplemental Net Debt (Cash) information is non-GAAP financial information that management believes is an important measure to evaluate the Company’s financial leverage.  This supplemental non-GAAP information should be reviewed in conjunction with the Company’s consolidated balance sheets.  The Company’s Net Debt (Cash) position at September 30, 2008, as compared to December 31, 2007, increased primarily due to higher operating profits.

The Company expects to contribute $50 million to BHS prior to the spin-off.  As a result, the Company expects its Net Debt (Cash) to be lower after the spin-off.

Debt
The Company has an unsecured $400 million revolving bank credit facility with a syndicate of banks (the “Revolving Facility”).  The facility allows the Company to borrow (or otherwise satisfy credit needs) on a revolving basis over a five-year term ending in 2011.  As of September 30, 2008, $323.9 million was available under the revolving credit facility.

The Company has a new unsecured $135 million letter of credit facility with a bank (the “2008 Facility”) that became effective in the third quarter of 2008.  The Revolving Facility and the multi-currency revolving credit facilities described below are also used for the issuance of letters of credit and bank guarantees.

The Company has two unsecured multi-currency revolving bank credit facilities with a total of $50.0 million in available credit, of which approximately $31.7 million was available at September 30, 2008.  When rates are favorable, the Company also borrows from other banks under short-term uncommitted agreements.  Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

At September 30, 2008, the Company’s Brink’s and BHS subsidiaries guaranteed the Revolving Facility and the 2008 Facility. After the spin-off, BHS will no longer guarantee these facilities.  The Revolving Facility, the 2008 Facility and the multi-currency revolving bank credit facilities contain various financial and other covenants.  The financial covenants, among other things, limit the Company’s total indebtedness, limit asset sales, limit the use of proceeds from asset sales and provide for minimum coverage of interest costs.  The credit agreements do not provide for the acceleration of payments should the Company’s credit rating be reduced.  If the Company were not to comply with the terms of its various loan agreements, the repayment terms could be accelerated and the commitments could be withdrawn.  An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  The Company was in compliance with all financial covenants at September 30, 2008.

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

Equity
At September 30, 2008, the Company had 100 million shares of common stock authorized and 45.8 million shares issued and outstanding.

In September 2008, the Company terminated The Brink’s Company Employee Benefits Trust.  Prior to termination, the shares held by the trust were distributed to the Company, whereupon the shares were retired.

On September 14, 2007, the Company’s board of directors authorized the purchase of up to $100 million of the Company’s outstanding common shares.  Under the program, the Company used $56.3 million to purchase 883,800 shares of common stock between December 5, 2007, and May 2, 2008, at an average price of $63.67 per share.  As of September 30, 2008, the Company had $43.7 million under the program available to purchase shares.  The repurchase authorization does not have an expiration date.  No shares were repurchased during the quarter ended September 30, 2008.

Commitments and Contingent Matters

Operating leases
The Company has made residual value guarantees of approximately $71.9 million at September 30, 2008, related to operating leases, principally for trucks and other vehicles.  The Company estimates that approximately $8.9 million of these residual value guarantees will remain solely with BHSH after the spin-off occurs on October 31, 2008.

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

BHS Patent Lawsuits
On September 26, 2008, and September 29, 2008, two patent infringement lawsuits were filed against BHS and numerous other defendants.  These lawsuits have not yet been served. Based on a preliminary analysis of all of the information currently available, the Company is not yet able to conclude that a loss is probable or remote with respect to these cases; therefore, the Company has concluded that the risk of loss is reasonably possible, as required by applicable accounting rules.  The Company is not able to estimate the range of potential loss for these matters.  BHS intends to utilize all available defenses to defend vigorously against these claims.

Other
The Company is involved in various lawsuits and claims in the ordinary course of business.  The Company is not able to estimate the range of losses for some of these matters.  The Company has recorded accruals for losses that are considered probable and reasonably estimable.  The Company does not believe that the ultimate disposition of any of these matters will have a material adverse effect on its liquidity, financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations have activities in approximately 50 countries.  These operations expose the Company to a variety of market risks, including the effects of changes in interest rates, commodity prices and foreign currency exchange rates.  In addition, the Company consumes various commodities in the normal course of business, exposing it to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by the Company as an integral part of its overall risk management program.  The risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on its operating results. The Company has not had any material change in its market risk exposures in the nine months ended September 30, 2008.

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-looking information

This document contains both historical and forward-looking information.   Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, statements regarding the spin-off of BHS, the tax free nature, timing and other expected characteristics of the spin-off, the anticipated impact of new accounting standards, future pension plan contributions, residual value guarantees that will become the responsibility of BHSH after the spin-off, the outcome of the issue relating to the non-payment of customs duties and value-added tax by a non-U.S. subsidiary of Brink’s, Incorporated, the outcome of pending litigation and the anticipated financial impact of the disposition of these matters, significant liabilities and ongoing expenses and cash outflows related to former coal operations, expected 2008 expenses related to the Company’s strategic review, proxy matters and spin-off of BHS, the impact of recent performance of Brink’s competitors in the United States, expected operating profit margin at Brink’s, Brink’s efforts to turn around underperforming countries, the impact of Brink’s Cash Logistics business on future revenue and margin growth, declines in installation growth at BHS and the effects of ongoing weakness in the housing market, the disconnect rate at BHS, potential future net periodic pension and postretirement costs, the possibility that Venezuela may be considered highly inflationary again, the possibility that Brink’s Venezuela may be subject to less favorable exchange rates on dividend remittances or that the bolivar fuerte may be devalued, the anticipated effective tax rates for 2008 and 2009 and the Company’s tax position and underlying assumptions, expected capital expenditures, anticipated depreciation and amortization for 2008, the anticipated capital contribution to BHS and its effect on the Company’s Net Debt, and the adequacy of the Company’s sources of liquidity.  The forward-looking information in this document is subject to known and unknown risks, uncertainties and contingencies, which could cause actual results, performance or achievements to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond the control of The Brink’s Company and its subsidiaries, include, but are not limited to the impact of a potential global economic slowdown on the Company’s business opportunities, access to the credit markets and funding requirements for its pension plans and other employee benefits, the impact of instability in the housing and credit markets on BHS’s customers and its disconnect rate, the recent market volatility and its impact on the Company’s customers, the ability of the Company to complete a successful spin-off of BHS, the satisfaction of all conditions in order to complete a spin-off of BHS, demand for the services of Brink’s and BHS, the implementation of investments in technology and value-added services and cost reduction efforts and their impact on revenue and profit growth, the ability to identify and execute further cost and operational improvements and efficiencies in the core businesses, the ability of the businesses to cost effectively match customer demand with appropriate resources, the willingness of Brink’s and BHS’ customers to absorb fuel surcharges and other future price increases, the actions of competitors, the Company’s ability to identify strategic opportunities and integrate them successfully, acquisitions and dispositions made in the future, Brink’s ability to integrate recent acquisitions, corporate expenses due to the implementation of the spin-off decision and shareholder initiatives, decisions by the Company’s Board of Directors, regulatory and labor issues and higher security threats, the impact of actions responding to current market conditions in the United States, France and other European countries, the return to profitability of operations in jurisdictions where Brink’s has recorded valuation adjustments, the input of governmental authorities regarding the non-payment of customs duties and value-added tax, the stability of the Venezuelan economy and changes in Venezuelan policy regarding exchange rates for dividend remittances, variations in costs or expenses and performance delays of any public or private sector supplier, service provider or customer, the ability of the Company and its subsidiaries to obtain appropriate insurance coverage at reasonable prices, positions taken by insurers with respect to claims made and the financial condition of insurers, safety and security performance, Brink’s loss experience, changes in insurance costs, risks customarily associated with operating in foreign countries including changing labor and economic conditions, political instability, restrictions on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive government actions, costs associated with information technology and other ongoing contractual obligations, BHS’ ability to maintain subscriber growth, the number of household moves, the level of home sales or new home construction, the performance of BHS’ equipment suppliers and dealers, BHS’ ability to cost-effectively develop or incorporate new systems in a timely manner, decisions regarding continued support of the developing commercial business, the ability of the home security industry to dissuade law enforcement and municipalities from refusing to respond to alarms, the willingness of BHS’ customers to pay for private response personnel or other alternatives to police responses to alarms, estimated reconnection experience at BHS, costs associated with the purchase and implementation of cash processing and security equipment, changes in the scope or method of remediation or monitoring of the Company’s former coal operations, the timing of the pass-through of certain costs to third parties and the timing of approvals by governmental authorities relating to the disposal of the coal assets, changes to estimated liabilities and assets in actuarial assumptions due to payments made, investment returns, annual actuarial revaluations, and periodic revaluations of reclamation liabilities, the funding levels, accounting treatment, investment performance and costs of the Company’s pension plans and the VEBA, whether the Company’s assets or the VEBA’s assets are used to pay benefits, projections regarding the number of participants in and beneficiaries of the Company’s employee and retiree benefit plans, black lung claims incidence, the number of dependents of mine workers for whom benefits are provided, actual retirement experience of the former coal operation’s employees, actual medical and legal expenses relating to benefits, changes in inflation rates (including medical inflation) and interest rates, changes in mortality and morbidity assumptions, mandatory or voluntary pension plan contributions, discovery of new facts relating to civil suits, the addition of claims or changes in relief sought by adverse parties, the cash, debt and tax position and growth needs of the Company, the demand for capital by the Company and the availability and cost of such capital, the satisfaction or waiver of limitations on the use of proceeds contained in various of the Company’s financing arrangements, the nature of the Company’s hedging relationships, the financial performance of the Company, utilization of third-party advisors and the ability of the Company to hire and retain corporate staff, changes in employee obligations, overall domestic and international economic, political, social and business conditions, capital markets performance, the strength of the U.S. dollar relative to foreign currencies, foreign currency exchange rates, changes in estimates and assumptions underlying the Company’s critical accounting policies, anticipated return on assets, inflation, the promulgation and adoption of new accounting standards and interpretations, seasonality, pricing and other competitive industry factors, labor relations, fuel and copper prices, new government regulations and interpretations of existing regulations, legislative initiatives, judicial decisions, issuances of permits, variations in costs or expenses and the ability of counterparties to perform.  The information included in this document is representative only as of the date of this document, and The Brink’s Company undertakes no obligation to update any information contained in this document.

Part II - Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about common stock repurchases by the Company during the quarter ended September 30, 2008.

Maximum Number
			Total Number	(or Approximate
			of Shares Purchased	Dollar Value) of
	Total Number		as Part of Publicly	Shares that May Yet
	of Shares	Average Price	Announced Plans	be Purchased Under
Period	Purchased	Paid per Share	or Programs	the Plans or Programs
July 1 through
July 31, 2008	-	-	-	-
August 1 through
August 31, 2008	-	-	-	-
September 1 through
September 30, 2008	1,650,518 (1)	$68.79 (2)	-	$43,730,344 (3)
(1)
Each of the shares was purchased other than through a publicly announced repurchase plan.  On September 5, 2008, the Company purchased the shares from The Brink’s Company Employee Benefits Trust (the “Employee Benefits Trust”) in connection with the termination of the Employee Benefits Trust.  In exchange for the shares, which constituted all of the shares of common stock held by the Employee Benefits Trust, the Company forgave all indebtedness owed by the Employee Benefits Trust to the Company, including the indebtedness evidenced by certain promissory notes (the “Notes”) originally issued by the Employee Benefits Trust to the Company in payment for the original acquisition of the shares by the Employee Benefits Trust.  Prior to the forgiveness, the Notes were eliminated in the consolidation of the Employee Benefits Trust and, therefore, were not a component of the Company’s consolidated balance sheet.

(2)
The original principal amount of the Notes, plus the aggregate amount of accrued and unpaid interest on the Notes, exceeded $113,539,133, which was the fair market value of the shares at the time of purchase based on $68.79 per share, which was the opening sales price for shares of the Company’s common stock as reported on the New York Stock Exchange Composite Tape on September 5, 2008.

(3)
On September 14, 2007, the Company’s board of directors authorized the Company to make repurchases of up to $100 million of common stock from time to time as market conditions warrant and as covenants under existing agreements permit.  The program does not require the Company to acquire any specific numbers of shares and may be modified or discontinued at any time.

Item 6.  Exhibits

Exhibit
Number

10.1*	Directors’ Stock Accumulation Plan, as amended and restated as of September 12, 2008.

10.2*	Pension Equalization Plan, as amended and restated as of October 22, 2008.

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

THE BRINK’S COMPANY

October 30, 2008	By: /s/ Michael J. Cazer
Michael J. Cazer
(Vice President -
Chief Financial Officer)
(principal financial officer)