Form 10-K
period 2008-12-31
BRINKS CO
filed 2009-03-02
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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
Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

As of February 23, 2009, there were issued and outstanding 45,467,782 shares of common stock.  The aggregate market value of shares of common stock held by non-affiliates as of June 30, 2008, was $2,909,041,476.

Documents incorporated by reference:  Part III incorporates information by reference from portions of the Registrant’s definitive 2009 Proxy Statement to be filed pursuant to Regulation 14A.

THE BRINK’S COMPANY

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

TABLE OF CONTENTS

PART I

PART I

ITEM 1.  BUSINESS

The Brink’s Company (along with its subsidiaries, “we,” “our,” “Brink’s” or the “Company”), based in Richmond, Virginia, is a leading provider of secure transportation, cash logistics and other security-related services to banks and financial institutions, retailers, government agencies, mints, jewelers and other commercial operations around the world.  Brink’s is the oldest and largest secure transportation and cash logistics company in the U.S., and a market leader in many other countries.  Our international network serves customers in more than 50 countries and employs approximately 56,900 people.  Our operations include approximately 800 facilities and 9,400 vehicles.  Our brand, global infrastructure and expertise in security and logistics are important competitive advantages.  About 70% of our $3.2 billion in revenues are from outside North America.  Over the past several years, we have changed from a conglomerate (with operations in the heavy-weight freight transportation, coal and other natural resource industries) into a company focused solely on the security industry.  We completed the spin-off of our home security business in the fourth quarter of 2008 to sharpen the focus on our core business.

Management allocates resources to and makes operating decisions for our operations on a geographic basis. As a result, we changed our reportable segments in the fourth quarter of 2008 to International and North America.  Our International segment is comprised of three distinct regions: Europe, Middle East and Africa (“EMEA”); Latin America; and Asia Pacific. Our North America segment includes operations in the U.S. and Canada.

Financial information related to The Brink’s Company, our two operating segments (International and North America), and former operations is included in the consolidated financial statements on pages 57-104.

A significant portion of our business is conducted outside of the United States.  Financial results are reported in U.S. dollars and are affected by fluctuations in the relative value of foreign currencies.  Our business is also subject to other risks customarily associated with operating in foreign countries including changing labor and economic conditions, political instability, restrictions on repatriation of earnings and capital, as well as nationalization, expropriation and other forms of restrictive government actions.  The future effects of these risks cannot be predicted.  Additional information about risks associated with our foreign operations is provided on pages 10, 36 and 56.

We have significant liabilities associated with our retirement plans, a portion of which has been funded.  These liabilities increased $465 million in 2008 primarily as a result of a significant decline in the value of the investments of these plans.  See pages 26, 43 and 47 – 51 for more information on these liabilities.  Additional risk factors are described on pages 9 – 12.

Available Information and Corporate Governance Documents
The following items are available free of charge on our website (www.brinkscompany.com) as soon as reasonably possible after filing or furnishing them with the Securities and Exchange Commission:
•	Annual reports on Form 10-K
•	Quarterly reports on Form 10-Q
•	Current reports on Form 8-K, and amendments to those reports

In addition, the following documents are also available free of charge on our website:
•	Corporate governance policies
•	Business Code of Ethics
•	The charters of the following Board Committees: Audit and Ethics, Compensation and Benefits, and Corporate Governance and Nominating.

Printed versions of these items will be mailed free of charge to shareholders upon request.  Such requests can be made by contacting the Corporate Secretary at 1801 Bayberry Court, P. O. Box 18100, Richmond, Virginia 23226-8100.

General

Our 2008 segment operating profit was $272 million on revenues of $3.2 billion, resulting in a segment operating profit margin of 8.6%.  Our revenues and segment operating profit have grown over the last several years.

Our operations are located around the world and most of our revenues (70%) and segment operating profit (79%) are earned outside of North America.

International operations has three regions: Europe, Middle East, and Africa (“EMEA”); Latin America and Asia Pacific.  On a combined basis, international operations generated 2008 revenues of $2.2 billion (70% of total) and segment operating profit of $215 million (79% of total).  Over the past three years, we have acquired security operations in numerous countries in EMEA and Latin America.

Brink’s EMEA, which generated $1.4 billion or 43% of total 2008 revenues, operates 264 branches in 20 countries.  Its largest operations are in France, the Netherlands and Germany.  In 2008, France accounted for $698 million or 51% of EMEA revenues (22% of total).

Brink’s Latin America, which generated $801 million or 25% of total 2008 revenues, operates 211 branches in eight countries.  Its largest operations are in Venezuela, Brazil and Colombia.  In 2008, Venezuela accounted for $351 million or 44% of Latin American revenues (11% of total).

Brink’s Asia-Pacific operates 32 branches in eight countries, and accounted for $72 million or 2% of total 2008 revenues.

North American operations include 184 branches in the U.S. and 52 branches in Canada.  North American operations generated 2008 revenues of $932 million (30% of total) and segment operating profit of $57 million (21% of total).

The largest seven Brink’s operations (U.S., France, Venezuela, Brazil, the Netherlands, Colombia and Germany) accounted for $2,345 million or 74% of total 2008 revenues.

(In millions)	2008	% total	% change	2007	% total	% change	2006	% total	% change

Revenues by region:

EMEA:
France	$697.7	22	11	$628.8	23	15	$546.5	23	8
Other	661.2	21	18	562.7	21	23	456.6	20	14
Total	1,358.9	43	14	1,191.5	44	19	1,003.1	43	10

Latin America:
Venezuela	350.9	11	56	224.9	8	31	171.7	7	33
Other	449.7	14	22	369.3	14	31	282.5	12	25
Total	800.6	25	35	594.2	22	31	454.2	19	28

Asia Pacific	71.8	2	15	62.6	2	(7)	67.0	3	(6)
Total International	2,231.3	70	21	1,848.3	68	21	1,524.3	65	14

North America	932.2	30	5	886.3	32	7	830.0	35	7

Total Revenues	$3,163.5	100	16	$2,734.6	100	16	$2,354.3	100	11

Geographic financial information related to long-lived assets is included in the consolidated financial statements on page 75.

Brink’s ownership interests in subsidiaries and affiliated companies ranged from 36% to 100% at December 31, 2008.  In some instances, local laws limit the extent of Brink’s ownership interest.

Growth Strategy
Over the past several years, we have expanded largely through internal growth supplemented by acquisitions.  Sources of revenue growth over the last three years from existing operations are shown in the following table:

 Annual Revenue growth

(In percentages)	2008	2007	2006

Organic (a)	11%	9%	8%
Acquisitions	1%	1%	2%
Changes in currency exchange rates	4%	6%	1%
(a)    Organic revenue growth represents revenue growth from existing operations, excluding the effects of changes in currency exchange rates.

We intend to continue to pursue growth through acquisitions as long as we are able to acquire businesses that meet internal metrics for projected growth, profitability and return on investment.  We are interested in both new and existing markets for our core business and other security-related businesses. Although there are risks and start-up expenses when entering new markets, we believe that growth through a combination of organic and acquisition is the best long-term strategy.

Services
Our primary services include:
•	Cash-in-transit (“CIT”) armored car transportation
•	Automated teller machine (“ATM”) replenishment and servicing
•	Global Services – arranging secure long-distance transportation of valuables
•	Cash Logistics – supply chain management of cash
•	Guarding services, including airport security

Brink’s typically provides customized services under separate contracts designed to meet the distinct needs of customers.  Contracts usually cover an initial term of at least one year and in many cases one to three years, and generally remain in effect thereafter until canceled by either party.

Core Services (53% of total revenue in 2008)
CIT and ATM Services are core services we provide to customers throughout the world. Core services generated approximately $1.7 billion of revenues in 2008.

CIT  We have been serving customers since 1859.  Our success in CIT is driven by a combination of rigorous security practices, high quality customer service, risk management expertise and logistics expertise.  CIT services generally include the secure transportation of:
•	cash between businesses and banks
•	cash, securities and other valuables between commercial banks, central banks, and investment banking and brokerage firms
•	new currency, coins and precious metals for central banks

ATM Services  We manage nearly 81,000 ATM units worldwide for banks and other cash dispensing operators.  We provide cash replenishment, monitoring and forecasting capabilities, deposit pick-up and processing services.  Advanced online tools deliver consolidated electronic reports for simplified reconciliation.

Value-Added Services (35% of total revenue in 2008)
Our core services, combined with our brand and global infrastructure, provide a substantial platform from which we offer additional value-added services. Value-added services generated approximately $1.1 billion of revenues in 2008.

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

Cash Logistics  Brink’s offers a fully integrated approach to managing the supply chain of cash, from point-of-sale through transport, vaulting, bank deposit and related credit.  Cash Logistics services include:
•	money processing and cash management services
•	deploying and servicing “intelligent” safes and safe control devices, including our patented CompuSafe® service
•	integrated check and cash processing services (“Virtual Vault”)
•	check imaging services

Money processing services generally include counting, sorting and wrapping currency.  Other currency management services include cashier balancing, counterfeit detection, account consolidation and electronic reporting.  Retail and bank customers use Brink’s to count and reconcile coins and currency, prepare bank deposit information, and replenish coins and currency in specific denominations.

Brink’s offers a variety of advanced technology applications including online cash tracking, cash inventory management, check imaging for real-time deposit processing, and a variety of other web-based information tools that enable banks and other customers to reduce costs while improving service to their customers.

CompuSafe® service offers customers an integrated, closed-loop system for preventing theft and managing cash.  We market CompuSafe services to a variety of cash-intensive customers such as convenience stores, gas stations, restaurants, retail chains and entertainment venues.  Our service includes the installation of a specialized safe in the customer’s facility.  The customer’s employees deposit currency into the safe’s cassettes, which can only be removed by Brink’s personnel.  Upon removal, the cassettes are transported to a secure location where contents are verified and transferred for deposit.  Our CompuSafe service system features currency recognition counterfeit detection technology, multi-language touch screens and electronic interface between point-of-sale, back-office systems and external banks.  Our electronic reporting interface with external banks enables our CompuSafe service customers to receive same-day credit on their cash balances, even if the cash remains on the customer’s premises.

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

Other Security Services (12% of total revenue in 2008)
Security and Guarding  We protect airports, offices, warehouses, stores, and public venues with electronic surveillance, access control, fire prevention and highly trained patrolling personnel.  Other security services generated approximately $0.4 billion of revenues in 2008.

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

Industry and Competition
Brink’s competes with large multinational, regional and smaller companies throughout the world.  Our largest multinational competitors are Group 4 Securicor plc (headquartered in the U.K.), Loomis AB, formerly a division of Securitas AB (Sweden), Prosegur, Compania de Seguridad, S.A. (Spain) and Garda World Security Corporation (Canada).

We believe the primary factors in attracting and retaining customers are security expertise, service quality and price.  Our competitive advantages include:
•	brand name recognition
•	reputation for a high level of service and security
•	risk management and logistics expertise
•	global infrastructure and customer base
•	proprietary cash processing and information systems
•	high-quality insurance coverage and general financial strength

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

The availability of high-quality and reliable insurance coverage is an important factor in our ability to attract and retain customers and manage the risks inherent in our business.  Brink’s is self-insured for much of the liability related to potential losses of cash or valuables while such items are in our possession.  However, we purchase insurance coverage for losses in excess of what we consider to be prudent levels of self-insurance.  Our insurance policies cover losses from most causes, with the exception of war, nuclear risk and certain other exclusions typical in such policies.

Insurance for security is provided by different groups of underwriters at negotiated rates and terms.  Premiums may fluctuate depending on market conditions.  The security loss experience of Brink’s and, to a limited extent, other armored carriers affects our premium rates.

Revenues are generated from charges per service performed or based on the value of goods transported.  As a result, revenues are affected by the level of economic activity in our various markets as well as the volume of business for specific customers.  CIT contracts generally run for a period of one year.  Contracts for Cash Logistics are typically longer.  Costs are incurred when preparing to serve a new customer or to transition away from an existing customer.  Operating profit is generally stronger in the second half of the year, particularly in the fourth quarter, as economic activity is stronger during this period.

As part of the spin-off of BHS, we also agreed not to compete with BHS in the United States, Canada and Puerto Rico with respect to certain activities related to BHS’s security system monitoring and surveillance business until October 31, 2013.

Service Mark and Patents
BRINKS is a registered service mark in the U.S. and certain foreign countries.  The BRINKS mark, name and related marks are of material significance to our business.  We own patents expiring in 2009 for certain coin sorting and counting machines.  We also own patents for safes, including our integrated CompuSafe® services which expire between 2015 and 2022.  These patents provide important advantages to Brink’s.  However, Brink’s operations are not dependent on the existence of these patents.

We have agreed to license the Brink’s name.  Examples include licenses to a distributor of security products (padlocks, door hardware, etc.) offered for sale to consumers through major retail chains.

We entered into a Brand Licensing Agreement in connection with the spin-off of Brink's Home Securtiy Holdings, Inc. ("BHS").  Under the agreement, BHS licenses the rights to use certain trademarks, including trademarks that contain the word “Brink’s” in the United States, Canada and Puerto Rico.  In exchange for these rights, BHS has agreed to pay a licensing fee equal to 1.25% of its net revenues during the period after the spin-off until the expiration date of the agreement.  The license will expire on October 31, 2011, subject to earlier termination upon the occurrence of certain events.

Government Regulation
Our U.S. operations are subject to regulation by the U.S. Department of Transportation with respect to safety of operations, equipment and financial responsibility.  Intrastate operations in the U.S. are subject to state regulation.  Interprovincial operations in Canada are subject to federal and provincial regulations.  Our International operations are regulated to varying degrees by the countries in which we operate.

Employee Relations
At December 31, 2008, our company had approximately 56,900 employees, including approximately 12,100 employees in North America (of whom approximately 1,800 were classified as part-time employees) and approximately 44,800 employees outside North America.  At December 31, 2008, Brink’s was a party to 11 collective bargaining agreements in North America with various local unions covering approximately 1,800 employees, almost all of whom are employees in Canada and members of unions affiliated with the International Brotherhood of Teamsters.  The agreements have various expiration dates beginning in 2009 and extending through 2012.  Outside of North America, approximately 62% of branch employees are members of labor or employee organizations.  We believe our employee relations are satisfactory.

DISCONTINUED OPERATIONS

Brink’s Home Security Holdings, Inc.
BHS offered monitored security services in North America primarily for owner-occupied, single-family residences.  To a lesser extent, BHS offered security services for commercial and multi-family properties.  BHS typically installed and owned the on-site security systems and charged fees to monitor and service the systems.

On October 31, 2008, we completed the 100% spin-off of BHS.  The spin-off of BHS was in the form of a tax-free stock distribution to our shareholders of record as of the close of business on October 21, 2008.  We distributed one share of BHS common stock for every share of our common stock outstanding.  BHS filed a Registration Statement on Form 10 with the Securities and Exchange Commission (the “SEC”) which provided information about BHS and the spin-off, including historical and pro forma financial information.  BHS is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “CFL.”  We remain a public company traded on the NYSE and continue to use the ticker symbol “BCO.”  We continue to operate our secure transportation and cash management unit.

After the spin-off, we reclassified BHS’ results of operations, including previously reported results and corporate expenses directly related to the spin-off, within discontinued operations.

In connection with the spin-off, we entered into certain agreements with BHS to define responsibility for obligations arising before and after the spin-off, including obligations relating to liabilities of the businesses, employees, taxes and intellectual property.  We entered into a Brand Licensing Agreement with BHS.  Under the agreement, BHS licenses the rights to use certain trademarks, including trademarks that contain the word “Brink’s” in the United States, Canada and Puerto Rico.  In exchange for these rights, BHS has agreed to pay a licensing fee equal to 1.25% of its net revenues during the period after the spin-off until the expiration date of the agreement.  The license will expire on October 31, 2011, subject to earlier termination upon the occurrence of certain events.

We also entered into a Non-Compete Agreement with BHS, which will expire on October 31, 2013, pursuant to which we agreed not to compete with BHS in the United States, Canada and Puerto Rico with respect to certain restricted activities specified in the Non-Compete Agreement in which BHS currently is, or is currently planning to be, engaged.

We contributed $50 million in cash to BHS at the time of the spin-off and forgave all the existing intercompany debt owed by BHS to us and our subsidiaries as of the distribution date.

Former Coal Business
We have significant liabilities related to retirement medical plans of our former coal operations, a portion of which have been funded with contributions to a Voluntary Employees’ Beneficiary Association trust (“VEBA”).  Some of the obligations have not been funded.  We expect to have ongoing expense and cash outflow for these liabilities.  See notes 3, 16 and 20 to the consolidated financial statements for more information.

ITEM 1A.  RISK FACTORS

We are exposed to risk in the operation of our businesses.  Some of these risks are common to all companies doing business in the industries in which we operate and some are unique to our business.  In addition, there are risks associated with investing in our common stock.  These risk factors should be considered carefully when evaluating the company and its businesses.

The weak economy is expected to have a negative impact on demand for our services. Global economic conditions have deteriorated significantly, and demand for our services is expected to be negatively impacted in regions where we provide our services.  For example, demand for our services is significantly affected by the amount of discretionary consumer and business spending which historically has displayed significant cyclicality.  Further deterioration in general global economic conditions would have a negative impact on our financial condition, results of operations and cash flows, although it is difficult to predict the extent and the length of time the economic downturn will affect our business.

The inability to access capital or significant increases in the cost of capital could adversely affect our business. Our ability to obtain adequate and cost effective financing depends on our credit ratings as well as the liquidity of financial markets. A negative change in our ratings outlook or any downgrade in our current investment-grade credit ratings by our rating agencies could adversely affect our cost and/or access to sources of liquidity and capital. Additionally, such a downgrade could increase the costs of borrowing under available credit lines. Disruptions in the capital and credit markets could adversely affect our ability to access short-term and long-term capital. Our access to funds under short-term credit facilities is dependent on the ability of the participating banks to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity. Longer disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to capital needed for our business.

We have significant retirement obligations. Poor investment performance of retirement plan holdings could unfavorably affect our liquidity and results of operations. We have substantial pension and retiree medical obligations, a portion of which have been funded.  The amount of these obligations is significantly affected by factors that are not in our control, including interest rates used to determine the present value of future payment streams, investment returns, medical inflation rates, participation rates and changes in laws and regulations.  Our liabilities for these plans increased by $465 million in 2008 primarily as a result of significant decline in value of plan investments.  The funded status of our primary U.S. pension plan was 59% at the end of 2008.  As a result, we expect that we will be required to contribute a significant amount of cash to our primary U.S. pension plan in the next several years.  This could adversely affect our liquidity and our ability to use our resources to make acquisitions and to otherwise grow our business.  We also expect our future net periodic costs of our retirement plans will be adversely affected by the investment losses sustained in 2008.  If these investments have additional losses, our future cash requirements and costs for these plans will be further adversely affected.

We have significant operations outside the United States.  We currently operate in approximately 50 countries.  Revenue outside the U.S. was approximately 70% of total revenue in 2008.  We expect revenue outside the U.S. to continue to represent a significant portion of total revenue.  Business operations outside the U.S. are subject to political, economic and other risks inherent in operating in foreign countries, such as
•	the difficulty of enforcing agreements, collecting receivables and protecting assets through foreign legal systems
•	trade protection measures and import or export licensing requirements
•	difficulty in staffing and managing widespread operations
•	required compliance with a variety of foreign laws and regulations
•	changes in the general political and economic conditions in the countries where we operate, particularly in emerging markets
•	threat of nationalization and expropriation
•	higher costs and risks of doing business in a number of foreign jurisdictions
•	limitations on the repatriation of earnings
•	fluctuations in equity, revenues and profits due to changes in foreign currency exchange rates, including measures taken by governments to devalue official currency exchange rates
•	inflation levels exceeding that of the U.S.

We are exposed to certain risks when we operate in countries that have high levels of inflation, including the risk that
•	the rate of price increases for services will not keep pace with cost inflation
•	adverse economic conditions may discourage business growth which could affect demand for our services
•	the devaluation of the currency may exceed the rate of inflation and reported U.S. dollar revenues and profits may decline.

We try to manage these risks by monitoring current and anticipated political and economic developments and adjusting operations as appropriate.  Changes in the political or economic environments of the countries in which we operate could have a material adverse effect on our business, financial condition and results of operations.

We operate in highly competitive industries.  We compete in industries that are subject to significant competition and pricing pressures.  We face significant pricing pressures from competitors in most markets.  Because we believe we have competitive advantages such as brand name recognition and a reputation for a high level of service and security, we resist competing on price alone.  However, continued pricing pressure could impact our customer base or pricing structure and have an adverse effect on results of operations.

Our earnings and cash flow could be materially affected by increased losses of customer valuables. We purchase insurance coverage for losses of customer valuables for amounts in excess of what we consider prudent deductibles and/or retentions.  Insurance is provided by different groups of underwriters at negotiated rates and terms.  Coverage is available to us in major insurance markets, although premiums charged are subject to fluctuations depending on market conditions.  Our loss experience and that of other armored carriers affects premium rates charged to us.  We are self-insured for losses below our coverage limits and recognize expense up to these limits for actual losses.  Our insurance policies cover losses from most causes, with the exception of war, nuclear risk and various other exclusions typical for such policies.  The availability of high-quality and reliable insurance coverage is an important factor in order for us to obtain and retain customers and to manage the risks of our business.  If our losses increase, or if we are unable to obtain adequate insurance coverage at reasonable rates, our financial condition and results of operations could be materially and adversely affected.

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

We depend heavily on the availability of fuel and the ability to pass higher fuel costs to customers. Fuel prices have fluctuated significantly in recent years.  In some periods, our operating profit has been adversely affected because we are not able to immediately offset the full impact of higher fuel prices through increased prices or fuel surcharges.  We do not have any long-term fuel purchase contracts, and have not entered into any other hedging arrangements that protect against fuel price increases.  A significant increase in fuel costs and an inability to pass increases on to customers or a shortage of fuel could adversely affect our results of operations.

We have certain environmental and other exposures related to our former coal operations.  We may incur future environmental and other liabilities that are presently unknown in connection with our former coal operations.

We operate in regulated industries. Our U.S. operations are subject to regulation by the U.S. Department of Transportation with respect to safety of operations and equipment and financial responsibility.  Intrastate operations in the U.S. are subject to regulation by state regulatory authorities and interprovincial operations in Canada are subject to regulation by Canadian and provincial regulatory authorities.  Our International operations are regulated to varying degrees by the countries in which we operate.

Changes in laws or regulations could require a change in the way we operate, which could increase costs or otherwise disrupt operations.  In addition, failure to comply with any applicable laws or regulations could result in substantial fines or revocation of our operating permits and licenses.  If laws and regulations were to change or we failed to comply, our business, financial condition and results of operations could be materially and adversely affected.

We could be materially affected by an unfavorable outcome related to non-payment of value-added taxes and custom duties. During 2004, we determined that one of our non-U.S. business units had not paid foreign customs duties and value-added taxes with respect to the importation of various goods and services.  We have been advised that there could be civil and criminal penalties asserted for the non-payment of these customs duties and value-added taxes.  To date no penalties have been asserted.  We believe that the range of reasonably possible losses related to customs duties penalties is between $0 and approximately $35 million.  These penalties could be asserted at any time.  The business unit has discussed this matter with the appropriate government authorities, provided an accounting of unpaid customs duties and taxes and made payments covering its calculated unpaid value added taxes.  An adverse outcome in this matter could materially affect our financial condition, results of operations and cash flows.

We have retained obligations from the sale of BAX Global. In January 2006 we sold BAX Global.   We retained some of the obligations related to these operations, primarily for taxes owed prior to the date of sale and for any amounts paid related to one pending litigation matter for which losses could be between $0 and $14 million at the date of sale.  In addition, we provided indemnification customary for these sorts of transactions.  Future unfavorable developments related to these matters could require us to record additional expenses or make cash payments in excess of recorded liabilities.  The occurrence of these events could have a material adverse affect on our financial condition, results of operations and cash flows.

We are subject to covenants for credit facilities. We have credit facilities with financial covenants, including a limit on the ratio of debt to earnings before interest, taxes, depreciation, and amortization, limits on the ability to pledge assets, limits on the use of proceeds of asset sales and minimum coverage of interest costs.  Although we believe none of these covenants are presently restrictive to operations, the ability to meet the financial covenants can be affected by changes in our results of operations or financial condition.  We cannot provide assurance that we will meet these covenants.  A breach of any of these covenants could result in a default under existing credit facilities.  Upon the occurrence of an event of default under any of our credit facilities, the lenders could cause amounts outstanding to be immediately payable and terminate all commitments to extend further credit.  The occurrence of these events would have a significant impact on our liquidity and cash flows.

Acquisitions.  One element of our growth strategy is to strengthen our brand portfolio and/or expand our geographic reach through active programs of selective acquisitions.  Acquisition opportunities are limited, and acquisitions present risks of failing to achieve efficient and effective integration, strategic objectives and anticipated revenue improvements and cost savings. There can be no assurance that we will be able to acquire attractive businesses on favorable terms, that all future acquisitions will be quickly accretive to earnings or that future acquisitions will be rapidly integrated into existing operations.

Our effective income tax rate could change. We operate in approximately 50 countries, all of which have different income tax laws and associated income tax rates.  Our effective income tax rate can be significantly affected by changes in the mix of pretax earnings by country and the related income tax rates in those countries.  In addition, our effective income tax rate is significantly affected by the ability to realize deferred tax assets, including those associated with net operating losses.  Changes in income tax laws, income apportionment, or estimates of the ability to realize deferred tax assets, could significantly affect our effective income tax rate, financial position and results of operations.

Our performance could be negatively impacted by the spin-off of BHS, which was completed in 2008.  In connection with the BHS spin-off, we received both a private letter ruling from the Internal Revenue Service (the “IRS”) and a favorable opinion from Cravath, Swaine & Moore LLP that the spin-off qualifies for tax-free treatment under Section 355 of the Internal Revenue Code of 1986, as amended.  However, the IRS could subsequently determine that the spin-off should be treated as a taxable transaction.  If the spin-off fails to qualify for tax-free treatment, it could have a material adverse tax impact on us as well as on our shareholders.  We also entered into certain agreements with BHS that could potentially affect our ability to conduct our operations in the manner most advantageous to us until the expiration of such agreements.  We have agreed to license certain trademarks that contain the word “Brink’s” to BHS until October 31, 2011, subject to earlier termination.  We also have agreed not to compete with BHS in the United States, Canada and Puerto Rico with respect to certain activities related to BHS’s security system monitoring and surveillance business until October 31, 2013.

Forward-Looking Statements

This document contains both historical and forward-looking information.  Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, statements regarding expected revenue growth and earnings for The Brink’s Company, including organic revenue growth and operating profit margin in 2009 and long-term organic revenue growth and operating profit margin, the pursuit of growth through acquisitions in new and existing markets, the differentiation of Brink’s Cash Logistics services, Brink’s cost structure, the seasonality of Brink’s operating profit, employee relations, significant liabilities and ongoing expenses and cash outflows related to retirement medical plans of former coal operations, customer demand for Brink’s services, the impact of the global economic slowdown, anticipated expenses related to retirement plans, Brink’s improving position in North America, expected corporate expenses, net, potential changes in foreign currency exchange rates, customer outsourcing efforts, the anticipated effective tax rate for 2009 and the Company’s future tax position, operating profit pressures in Europe, expenses related to former operations, expected trademark royalties from BHS, future interest expense,  anticipated dividends from a real estate investment, the impact of exchange rates, the possibility that Venezuela may be considered highly inflationary again, the possibility that Brink’s Venezuela may be subject to less favorable exchange rates or that the bolivar fuerte may be devalued, projected contributions and expense for the primary U.S. pension plan and its expected long-term rate of return, capital expenditures in 2009, future depreciation and amortization, the ability to meet liquidity needs, estimated contractual obligations for the next five years and beyond, future contributions to and use of the VEBA and expected investment returns on funds held by the VEBA, the Company’s borrowing capacity under the Letter of Credit Facility and the Revolving Facility, contractual indemnities associated with the sale of BAX Global and the spin-off of BHS,  surety bond renewals and premium levels, the outcome of the issue relating to the non-payment of customs duties and value-added tax by a non-U.S. subsidiary of Brink’s, Incorporated, the outcome of pending litigation and the anticipated financial impact of the disposition of these matters, future realization of deferred tax assets, the carrying value of goodwill,  estimated discount rates, the assumed inflation rate for a number of the Company’s benefit plans, the impact of recent and future accounting rule changes, the likelihood of losses due to non-performance by parties to hedging instruments, the use of earnings from foreign subsidiaries and equity affiliates, future recognition of unrecognized tax benefits and uncertain tax positions, and expected future cash payments and expense levels for black lung obligations.  Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which could cause actual results, performance or achievements to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond the control of The Brink’s Company and its subsidiaries, include, but are not limited to the impact of a potential global economic slowdown on the Company’s business opportunities, access to the credit markets and funding requirements for pension plans and other employee benefits, the recent market volatility and its impact on the demand for the services of Brink’s, the implementation of investments in technology and value-added services and cost reduction efforts and their impact on revenue and profit growth, the ability to identify and execute further cost and operational improvements and efficiencies in the core business, the ability to cost effectively match customer demand with appropriate resources, the willingness of Brink’s customers to absorb fuel surcharges and other future price increases, the actions of competitors, the Company’s ability to identify strategic opportunities and integrate them successfully, acquisitions and dispositions made in the future, Brink’s ability to integrate recent acquisitions, decisions by the Company’s Board of Directors, regulatory and labor issues and higher security threats, the impact of turnaround actions responding to current conditions in Europe, the return to profitability of operations in jurisdictions where Brink’s has recorded valuation adjustments, the input of governmental authorities regarding the non-payment of customs duties and value-added tax, the stability of the Venezuelan economy and changes in Venezuelan policy regarding exchange rates, the potential for a devaluation of the bolivar fuerte, the absence of the currency conversion project in Venezuela, variations in costs or expenses and performance delays of any public or private sector supplier, service provider or customer, the ability of the Company and its subsidiaries to obtain appropriate insurance coverage, positions taken by insurers with respect to claims made and the financial condition of insurers, safety and security performance, Brink’s loss experience, changes in insurance costs, risks customarily associated with operating in foreign countries including changing labor and economic conditions, currency devaluations, safety and security issues, political instability, restrictions on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive government actions, costs associated with information technology and other ongoing contractual obligations, costs associated with the purchase and implementation of cash processing and security equipment, changes in the scope or method of remediation or monitoring of the Company’s former coal operations, the timing of the pass-through of certain costs to third parties and the timing of approvals by governmental authorities relating to the disposal of the coal assets, changes to estimated liabilities and assets in actuarial assumptions due to payments made, investment returns, annual actuarial revaluations, and periodic revaluations of reclamation liabilities, the funding levels, accounting treatment, investment performance and costs of the Company’s pension plans and the VEBA, whether the Company’s assets or the VEBA’s assets are used to pay benefits, projections regarding the number of participants in and beneficiaries of the Company’s employee and retiree benefit plans, black lung claims incidence, the number of dependents of mine workers for whom benefits are provided, actual retirement experience of the former coal operation’s employees, actual medical and legal expenses relating to benefits, changes in inflation rates (including medical inflation) and interest rates, changes in mortality and morbidity assumptions, mandatory or voluntary pension plan contributions, discovery of new facts relating to civil suits, the addition of claims or changes in relief sought by adverse parties, the cash, debt and tax position and growth needs of the Company, the demand for capital by the Company and the availability and cost of such capital, the nature of the Company’s hedging relationships, the financial performance of the Company, utilization of third-party advisors and the ability of the Company to hire and retain corporate staff, changes in employee obligations, overall domestic and international economic, political, social and business conditions, capital markets performance, the strength of the U.S. dollar relative to foreign currencies, foreign currency exchange rates, changes in estimates and assumptions underlying the Company’s critical accounting policies, as more fully described in the section “Application of Critical Accounting Policies” but including the likelihood that net deferred tax assets will be realized, discount rates, expectations of future performance, the timing of deductibility of expenses, inflation, the promulgation and adoption of new accounting standards and interpretations, including SFAS 141(R), SFAS 160, SFAS 16-1, SFAS 162, FSP EITF 03-6-1, and FSP 132(R)-1, anticipated return on assets, inflation, seasonality, pricing and other competitive industry factors, labor relations, fuel prices, new government regulations and interpretations of existing regulations, legislative initiatives, judicial decisions, issuances of permits, variations in costs or expenses and the ability of counterparties to perform.  The information included in this document is representative only as of the date of this document, and The Brink’s Company undertakes no obligation to update any information contained in this document.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We have property and equipment in locations throughout the world.  Branch facilities generally have office space to support operations, a vault to securely process and store valuables and a garage to house armored vehicles and serve as a vehicle terminal.  Many branches have additional space to repair and maintain vehicles.

We own or lease armored vehicles, panel trucks and other vehicles that are primarily service vehicles.  Our armored vehicles are of bullet-resistant construction and are specially designed and equipped to provide security for the crew and cargo.

The following table discloses leased and owned facilities and vehicles for Brink’s most significant operations as of December 31, 2008.

	Facilities			Vehicles
Region	Leased	Owned	Total	Leased	Owned	Total

U. S.	176	25	201	2,075	329	2,404
Canada	41	12	53	450	53	503
EMEA	245	37	282	866	2,580	3,446
Latin America	184	50	234	260	2,625	2,885
Asia Pacific	35	-	35	2	131	133
Total	681	124	805	3,653	5,718	9,371

As of December 31, 2008, we had approximately 7,500 Brink’s-owned CompuSafe® devices located on customers’ premises, most of which are in North America.

ITEM 3.  LEGAL PROCEEDINGS

We are involved in various lawsuits and claims in the ordinary course of business.  We are not able to estimate the range of losses for some of these matters.  We have recorded accruals for losses that are considered probable and reasonably estimable.  We do not believe that the ultimate disposition of any of these matters will have a material adverse effect on our liquidity, financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Executive Officers of the Registrant

The following is a list as of February 15, 2009, of the names and ages of the executive and other officers of The Brink’s Company indicating the principal positions and offices held by each.  There are no family relationships among any of the officers named.

Name	Age	Positions and Offices Held	Held Since

Executive Officers:
Michael J. Cazer	41	Vice President and Chief Financial Officer	2008
Michael T. Dan	58	President, Chief Executive Officer and Chairman of the Board	1998
Frank T. Lennon	67	Vice President and Chief Administrative Officer	2005
McAlister C. Marshall, II	39	Vice President, General Counsel and Secretary	2008
Matthew A. P. Schumacher	50	Controller	2001

Other Officers:
Jonathan A. Leon	42	Treasurer	2008
Arthur E. Wheatley	66	Vice President – Risk Management and Insurance	1988

Executive and other officers of The Brink’s Company are elected annually and serve at the pleasure of its board of directors.

Mr. Cazer is the Vice President and Chief Financial Officer of The Brink’s Company.  Mr. Cazer was hired on April 7, 2008. He most recently served as Chief Financial Officer of GE Security, a General Electric subsidiary focused on global communication and information technologies for security and life safety products, from April 2005 to April 2008, having previously served as Chief Financial Officer of GE Consumer and Industrial Europe, a General Electric subsidiary engaged in the design, manufacturing and sales of electrical distribution equipment, lighting products and household appliances in Europe, from April 2004 to April 2005, and as Chief Financial Officer of GE Fanuc, a joint venture between General Electric and FANUC of Japan focused on automation and embedded computing, from December 2001 to April 2004.

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

Mr. Marshall was appointed Vice President, General Counsel and Secretary of The Brink’s Company on September 15, 2008.  Prior to joining The Brink’s Company, Mr. Marshall was the Vice President, General Counsel and Secretary at Tredegar Corporation from October 2006 to September 2008.  Prior to this position, Mr. Marshall was the Assistant General Counsel and Secretary for The Brink’s Company from July 2006 to September 2006.  Prior to this position, Mr. Marshall was the Assistant General Counsel and Director-Corporate Governance and Compliance for The Brink’s Company from July 2004 to July 2006.  Prior to this position, Mr. Marshall was the Assistant General Counsel for The Brink’s Company from July 2000 to July 2004.

Messrs. Schumacher and Wheatley have served in their present positions for more than the past five years.

Mr. Leon is the Treasurer of The Brink’s Company.  Mr. Leon was hired June 12, 2008. Before joining The Brink’s Company, Mr. Leon was the Assistant Treasurer for Universal Corporation from January 2007 to June 2008.  Prior to this position, Mr. Leon was the Assistant Treasurer for The Brink’s Company from July 2005 to January 2007.  Prior to this position, Mr. Leon had held various financial management positions with The Brink’s Company from February 1998 to July 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the symbol “BCO.”  As of February 24, 2009, there were approximately 2,900 shareholders of record of common stock.

The dividends declared and the high and low prices of our common stock for each full quarterly period within the last two years are as follows:

	2008 Quarters				2007 Quarters
	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Dividends declared per common share	$0.1000	0.1000	0.1000	0.1000	$0.0625	0.1000	0.1000	0.1000
Stock prices:
High	$70.11	74.61	71.48	61.32	$65.50	68.47	67.65	64.83
Low	49.04	65.23	57.68	18.19	57.77	61.44	52.42	55.69

We completed the spin-off of BHS on October 31, 2008.  See note 15 to the consolidated financial statements for a description of limitations of our ability to pay dividends in the future.

The following table provides information about our common stock repurchases during the quarter ended December 31, 2008.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Shares Purchased	Dollar Value) of
	(a) Total Number		as Part of Publicly	Shares that May Yet
	of Shares	(b) Average Price	Announced Plans	be Purchased Under
Period	Purchased	Paid per Share	or Programs	the Plans or Programs
October 1 through
October 31, 2008	-	$-	-	$43,730,344	(1)
November 1 through
November 30, 2008	-	-	-	43,730,344	(1)
December 1 through
December 31, 2008	160,500	$24.03	160,500	$39,873,744	(1)
(1)
On September 14, 2007, the board of directors authorized the repurchase of up to $100 million of common stock from time to time as market conditions warrant and as covenants under existing agreements permit.  The program does not require the acquisition of a specific number of shares and may be modified or discontinued at any time.

The following graph compares the cumulative 5-year total return provided to shareholders on The Brink’s Company’s common stock relative to the cumulative total returns of the S&P Midcap 400 index and the S&P Midcap 400 Commercial Services & Supplies Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2003, through December 31, 2008. The Company previously used the S&P Midcap Diversified Commercial & Professional Services Index, but this index has been discontinued, so the Company has instead used the S&P Midcap 400 Commercial Services & Supplies Index.
              Source – Research Data Group, Inc.

Comparison of Five-Year Cumulative Total Return Among
Brink’s Common Stock, the S&P MidCap 400 Index and
the S&P Midcap 400 Commercial Services & Supplies Index (1)

	Years Ended December 31,
	2003	2004	2005	2006	2007	2008

The Brink's Company	$100.00	175.12	212.61	284.27	266.51	206.80
S&P Midcap 400 Index	100.00	116.48	131.11	144.64	156.18	99.59
S&P Midcap 400 Commercial Services & Supplies Index	$100.00	125.07	131.26	156.87	159.80	106.37
Copyright © 2009, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.
(1)
For the line designated as “The Brink’s Company” the graph depicts the cumulative return on $100 invested in The Brink’s Company’s common stock.  For the S&P Midcap 400 Index and the S&P Midcap 400 Commercial Services & Supplies Index, cumulative returns are measured on an annual basis for the periods from December 31, 2003, through December 31, 2008, with the value of each index set to $100 on December 31, 2003. Total return assumes reinvestment of dividends and the reinvestment of proceeds from the sale of the shares received related to the spin-off of our former monitored security business on October 31, 2008. We chose the S&P Midcap 400 Index and the S&P Midcap 400 Commercial Services & Supplies Index because we are included in these indices, which broadly measure the performance of mid-size companies in the United States market.

ITEM 6. SELECTED FINANCIAL DATA

Five Years in Review

(In millions, except per share amounts)	2008	2007	2006	2005	2004

Revenues and Income

Revenues	$3,163.5	2,734.6	2,354.3	2,113.3	1,897.9
Segment operating profit	271.9	223.3	184.1	119.5	149.0
Corporate and former operations expense, net	(43.4)	(62.3)	(73.4)	(82.0)	(86.7)
Operating profit	228.5	161.0	110.7	37.5	62.3
Income (loss) from continuing operations	131.8	78.4	53.1	(3.3)	25.3
Income from discontinued operations (a)	51.5	58.9	534.1	151.1	96.2
Cumulative effect of change in accounting principle (b)	-	-	-	(5.4)	-
Net income	$183.3	137.3	587.2	142.4	121.5

Financial Position

Property and equipment, net	$534.0	1,118.4	981.9	867.4	914.0
Total assets	1,815.8	2,394.3	2,188.0	3,036.9	2,692.7
Long-term debt, less current maturities	173.0	89.2	126.3	251.9	181.6
Shareholders’ equity	214.0	1,046.3	753.8	837.5	688.5

Supplemental Information

Depreciation and amortization	$122.3	110.0	93.0	88.0	78.8
Capital expenditures	165.3	141.8	113.8	107.8	76.1

Per Common Share

Basic, net income (loss):
Continuing operations	$2.85	1.68	1.06	(0.06)	0.46
Discontinued operations (a)	1.11	1.27	10.69	2.69	1.76
Cumulative effect of change in accounting principle (b)	-	-	-	(0.10)	-
Net income	$3.96	2.95	11.75	2.53	2.23

Diluted, net income (loss):
Continuing operations	$2.82	1.67	1.05	(0.06)	0.46
Discontinued operations (a)	1.10	1.25	10.58	2.69	1.74
Cumulative effect of change in accounting principle (b)	-	-	-	(0.10)	-
Net income	$3.93	2.92	11.64	2.53	2.20

Cash dividends	$0.4000	0.3625	0.2125	0.1000	0.1000

Weighted Average Shares

Basic	46.3	46.5	50.0	56.3	54.6
Diluted	46.7	47.0	50.5	56.3	55.3
(a)
Income from discontinued operations reflects the operations and gains and losses, if any, on disposal of our former home security, coal, natural gas, timber, gold, and air freight businesses, as well as the domestic cash handling operations in the United Kingdom.  Expenses related to postretirement obligations are recorded as a component of continuing operations after the respective disposal dates.  Adjustments to contingent liabilities are recorded within discontinued operations.

(b)
Our 2005 results of operations include a noncash after-tax charge of $5.4 million or $0.10 per diluted share to reflect the cumulative effect of a change in accounting principle pursuant to the adoption of FIN 47, Accounting for Conditional Asset Retirement Obligations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE BRINK’S COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2008

OPERATIONS

The Brink’s Company

Overview
The Brink’s Company offers transportation and logistics management services for cash and valuables throughout the world.  These services include armored car transportation, automated teller machine (“ATM”) replenishment and servicing, currency deposit processing and cash management services.  Cash management services include cash logistics services (“Cash Logistics”), deploying and servicing safes and safe control devices (e.g. our patented CompuSafe® service), coin sorting and wrapping, integrated check and cash processing services (“Virtual Vault Services”), arranging secure transportation of valuables over long distances and around the world (“Global Services”), and guarding services, including airport security.

Management allocates resources to and makes operating decisions on a geographic basis. As a result, we changed our reportable segments in the fourth quarter of 2008 to International and North America.  In 2007, our reportable segments were Brink’s and BHS.  Our International segment includes three distinct regions: EMEA, Latin America and Asia Pacific. Our North America segment includes operations in the U.S. and Canada.

We believe that Brink’s has significant competitive advantages including:
•	brand name recognition
•	reputation for a high level of service and security
•	risk management and logistics expertise
•	global infrastructure and customer base
•	proprietary cash processing and information systems
•	high-quality insurance coverage and general financial strength.

We focus our time and resources on service quality, protecting and strengthening our brand, and addressing our risks.  We are a premium provider of services in most of the markets we serve.  Our marketing and sales efforts are enhanced by the “Brink’s” brand, so we seek to protect and build its value.  Since our services focus on handling, transporting, protecting, and managing valuables, we strive to understand and manage risk.  Overlaying our approach is an understanding that we must be disciplined and patient enough to charge prices that reflect the value provided, the risk assumed and the need for an adequate return for our investors.

Business environments around the world change constantly.  We must adapt to changes in competitive landscapes, regional economies and each customer’s level of business.  We balance underlying business risk and the effects of changing demand on the utilization of our resources.  As a result, we operate largely on a decentralized basis so local management can react quickly to changes in the business environment.

We measure financial performance on a long-term basis.  The key financial factors on which we focus are:
•	Return on capital
•	Revenue and earnings growth
•	Cash flow generation

These and similar measures are critical components of our incentive compensation plans and performance evaluations.

Because of our emphasis on managing risks while providing a high level of service, we believe Brink’s spends more than its competitors on training and retaining employees, as well as on facilities.  As a result, we focus our marketing and selling efforts on customers who appreciate the value and breadth of our services, information capabilities, risk management and financial strength.

In order to earn an adequate return on capital, we focus on the effective and efficient use of resources as well as appropriate pricing levels.  We attempt to maximize the amount of business that flows through our branches, vehicles and systems in order to obtain the lowest costs possible without compromising safety, security or service.  Due to our higher investment in people and processes, we generally charge higher prices than competitors that do not provide the same level of service and risk management.

Despite an extremely challenging business environment in 2008 we achieved an increase in segment operating profit of 40 basis points.  We expect 2009 organic revenue growth in the mid to high single-digit range, with a segment operating profit margin close to 8%.  We define organic revenue growth as revenue growth excluding changes in revenue earned from newly acquired businesses and changes in revenue due to changes in currency exchange rates.  We are targeting long-term organic revenue growth in the high single-digit percentage range and segment operating margin improvement of 50 basis points per year, but these long-term goals depend on an economic recovery.  Our goal is to eventually achieve a 10% segment operating margin when economic conditions improve.

The industries we serve have been consolidating.  As a result, the demands and expectations of customers in these industries have grown.  Customers are increasingly seeking suppliers, such as Brink’s, with broad geographic solutions, sophisticated outsourcing capabilities and financial strength.

Our operating results may vary from period to period.  Since revenues are generated from charges per service performed or based on the value of goods transported, they can be affected by both the level of economic activity and the volume of business for specific customers.  As contracts generally run for one or more years, costs are incurred to prepare to serve, or to transition away, from a customer.  We also periodically incur costs to reduce operations when volumes decline, including costs to reduce the number of employees and close or consolidate branch and administrative facilities.  In addition, safety and security costs can vary depending on performance, cost of insurance coverage, and changes in crime rates (i.e. attacks and robberies).

Cash Logistics is a fully integrated solution that proactively manages the supply chain of cash from point-of-sale through bank deposit.  The process includes cashier balancing and reporting, deposit processing and consolidation, and electronic information exchange (including “same-day” credit capabilities).  Retail customers use Brink’s Cash Logistics services to count and reconcile coins and currency in a secure environment, to prepare bank deposit information, and to replenish customer coins and currency in proper denominations.

Because Cash Logistics involves a higher level of service and more complex activities, customers are charged higher prices, which result in higher margins.  The ability to offer Cash Logistics to customers differentiates Brink’s from many of its competitors.  As a result, management is focused on continuing to grow Cash Logistics revenue.

Brink’s revenues and related operating profit are generally higher in the second half of the year, particularly in the fourth quarter, because of generally increased economic activity associated with the holiday season.  Conversely, margins are typically lower in the first half of the year.

On October 31, 2008, we completed the tax-free spin-off of Brink’s Home Security Holdings, Inc. (“BHS”), our former monitored security business in North America.  On August 5, 2007, we sold our domestic cash handling operations in the United Kingdom.  On January 31, 2006, we sold BAX Global Inc. (“BAX Global”), a wholly owned freight transportation subsidiary, for approximately $1 billion in cash and recorded a pretax gain of approximately $587 million.  See “Discontinued Operations” for a description of the transactions and see “Liquidity and Capital Resources” for a description of the effect of these dispositions on our cash flow and financial position. We have reported the earnings and cash flows of these operations within discontinued operations for all periods presented.

We have significant liabilities associated with our former operations, primarily related to retirement plans, which are partially funded by plan trusts.  These trusts sustained market losses during the second half of 2008.  As a result, our net liabilities at December 31, 2008, increased substantially compared to the prior year.  We expect expenses related to these plans will increase in 2009 as a result of these market losses.

Information about our liabilities related to former operations is contained in the following sections of this report:
•	Results of Operations – Higher Projected Expenses Related to U.S. Retirement Plans on page 26
•	Liquidity and Capital Resources – Contractual Obligations on page 43
•	Application of Critical Accounting Policies on pages 45-52
•	Notes 3, 16 and 20 to the consolidated financial statements, which begin on page 76

RESULTS OF OPERATIONS

Overview of Results

	Years Ended December 31,			% change
(In millions)	2008	2007	2006	2008	2007

Income from:
Continuing operations	$131.8	78.4	53.1	68	48
Discontinued operations	51.5	58.9	534.1	(13)	(89)
Net income	$183.3	137.3	587.2	34	(77)

The income items in the above table are reported after tax.

Continuing Operations
2008
Income from continuing operations was higher in 2008 compared to 2007 primarily due to a $48.6 million improvement in segment operating profit driven by strong organic profit growth in our international operations. We also benefited from a $12.4 million gain on the sale of certain assets of our former coal operations, lower expense related to retirement plans, and a lower effective income tax rate.  These improvements were partially offset by lower profits in North America, higher corporate expense, increased minority expenses, and an other-than-temporary impairment of our marketable securities.

Compared to 2008, our income from continuing operations in 2009 is expected to be adversely affected by several factors including the continuing global economic slowdown, the absence of profitable work performed in 2008 related to the completed currency conversion project, and higher expenses related to our retirement plans.  Offsetting factors include an improving competitive landscape in North America and customer outsourcing initiatives, and lower expected corporate expenses.

2007
Income from continuing operations was higher in 2007 compared to 2006 primarily due to a $39.2 million improvement in segment operating profit driven by our international operations and lower expenses related to former operations.  International segment operating profit increased primarily due to growth in Latin America, improved performance in Europe and lower safety and security costs worldwide.  Interest expense decreased in 2007 as a result of reduced debt levels.  The effective tax rate for 2007 was approximately 1.2 percentage points lower than 2006 largely because of a change in the mix of earnings by jurisdiction.

Discontinued Operations
Income from discontinued operations includes the results of businesses that we have spun off or sold.

Consolidated Review

	Years Ended December 31,			% change
(In millions)	2008	2007	2006	2008	2007

Revenues:
International	$2,231.3	1,848.3	1,524.3	21	21
North America	932.2	886.3	830.0	5	7
Revenues	3,163.5	2,734.6	2,354.3	16	16

Operating profit:
International	215.0	152.9	114.2	41	34
North America	56.9	70.4	69.9	(19)	1
Segment operating profit	271.9	223.3	184.1	22	21
Corporate expense, net	(55.3)	(48.4)	(46.9)	14	3
Former operations	11.9	(13.9)	(26.5)	NM	(48)

Operating profit	228.5	161.0	110.7	42	45

Interest expense	(12.0)	(10.8)	(12.0)	11	(10)
Interest and other income, net	8.1	10.5	16.9	(23)	(38)
Income from continuing operations before income taxes and minority interest	224.6	160.7	115.6	40	39
Provision for income taxes	53.0	59.5	44.2	(11)	35
Minority interest	39.8	22.8	18.3	75	25

Income from continuing operations	131.8	78.4	53.1	68	48

Income from discontinued operations, net of tax	51.5	58.9	534.1	(13)	(89)

Net income	$183.3	137.3	587.2	34	(77)

Segment revenue and operating profit
Revenues in 2008 were higher compared to 2007 as a result of a combination of the effects of organic revenue growth and favorable changes in currency exchange rates.  Organic revenue growth includes revenues from the “conversion project” (discussed below).  Segment operating profit was higher due to improved performance from our International segment including significant operating profit from the conversion project in the first half of 2008, partially offset by lower results from our North America segment.

Compared to 2008, income from continuing operations in 2009 is expected to be adversely affected by several factors, including:
•	the effects of the current global economic slowdown,
•	the completion in 2008 of the currency conversion project in Venezuela, which generated $51 million in revenues,
•	higher expenses related to retirement plans (see page 26 for more information),
•	a higher tax rate as a result of valuation allowance reversals that occurred in 2008, which are not anticipated in 2009, and
•	potential unfavorable changes in foreign currency exchange rates, including measures taken by governments to devalue official currency exchange rates.

Offsetting these factors, our income from continuing operations in 2009 may be positively affected compared to 2008 by several factors, including:
•	increased opportunities in North America given an improving competitive landscape
•	an acceleration of outsourcing and cost reduction efforts by customers due to the weak economy, which may improve demand for our value-added cash logistics services.

Revenues in 2007 increased from 2006 primarily due to growth in existing operations with particularly strong growth in our International segment.  Exchange rate fluctuations affected reported revenues favorably in 2007 compared to 2006.  Operating profit was higher in 2007 compared to 2006, largely due to stronger performance in our International segment and lower safety and security costs.  In addition, operating profit benefited from the weaker U.S. dollar.

Corporate expense, net
Corporate expense, net, was higher in 2008 compared to 2007 as a result of costs incurred to consider various strategic alternatives, which ultimately resulted in the decision to spin off BHS.  Corporate expense, net, also increased due to foreign currency transaction losses related primarily to the remeasurement of foreign currency-denominated intercompany dividends.  The increase in expense was partially offset by higher royalty income from BHS after the spin-off.  Corporate expense, net, in 2009 is expected to decrease more than one-third from 2008.

Corporate expense, net, in 2007 was higher than 2006 as a result of professional, legal and advisory fees incurred related to initiatives by certain of our shareholders and a proxy contest initiated by MMI Investments, L.P., one of our shareholders, over board of director candidates that were elected at the 2008 annual meeting.

Former Operations
Results of our former operations in 2008 improved compared to 2007 primarily due to a $12.4 million gain on the sale of certain assets of our former coal operations as well as lower expenses related to retirement plans.

Expenses related to former operations in 2007 were $12.6 million lower than 2006 due to lower expenses related to retirement plans.

Income Taxes
Our effective tax rate on income from continuing operations was 23.6% in 2008, 37.0% in 2007 and 38.2% in 2006.  The effective tax rate varied from statutory rates in these periods primarily due to the geographical mix of earnings, changes in valuation allowances for deferred tax assets and state income taxes.

We currently estimate our 2009 effective tax rate will be between 30% and 33%, although the actual 2009 effective tax rate could be materially different from this estimate.

Discontinued Operations
On October 31, 2008, we completed the tax-free spin-off of BHS.  On August 5, 2007, we sold our United Kingdom domestic cash handling operations.  On January 31, 2006, we sold BAX Global for approximately $1 billion in cash resulting in a pretax gain of approximately $587 million.  All three of these operations have been reported within discontinued operations for all periods presented.

Revisions to estimated amounts related to contingent liabilities of our former operations, including those related to obligations under the Coal Industry Retiree Health Benefit Act of 1992 (the “Health Benefit Act”), are recorded in discontinued operations.

In 2006, we recognized:
•	a $148.3 million pretax benefit primarily as a result of a 2006 federal law amending the Health Benefit Act that reduced our obligation for healthcare and death benefits for former coal miners, and
•	a $9.9 million pretax benefit on the settlement of liabilities related to two coal industry multi-employer pension plans.

Higher Projected Expenses Related to U.S. Retirement Plans

Our most significant retirement plans include our primary U.S. pension plan and the retiree medical plans of our former coal business that were collectively bargained with the United Mine Workers of America (the “UMWA”). The market value of the investments used to pay benefits for these retirement plans significantly declined in 2008.  As a result of this, our 2009 expense related to our U.S. retirement plans is expected to increase by approximately $36.5 million from 2008 levels (see tables below).

The projected expenses in the following tables are based on a variety of estimates, including actuarial assumptions as of December 31, 2008, as described in the Application of Critical Accounting Policies and in the notes to the consolidated financial statements.  These estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.  See the Application of Critical Accounting Policies on pages 47 to 51 for a sensitivity analysis of how our results could have been different had we selected different assumptions or accounting policies.  See the Contractual Obligations table on page 43 for future contributions and cash outflows.

Actual and Projected Expenses (Income) related to U.S. Retirement Plans

(In millions)	Actual Expense (Income)			Projected Expense (Income)
Years Ending December 31,	2006	2007	2008	2009	2010	2011	2012	2013

Primary U.S. pension plan	$6.9	2.5	(12.8)	(2.0)	9.5	15.9	21.1	23.6
UMWA Plans	12.7	4.0	0.6	26.3	26.2	26.3	26.5	26.9
Total	$19.6	6.5	(12.2)	24.3	35.7	42.2	47.6	50.5

Included in:
Segment operating profit - North America	$2.6	1.0	(4.9)	(0.7)	3.7	6.2	8.1	9.1
Corporate expenses, net	0.2	0.1	(0.3)	(0.1)	0.2	0.3	0.4	0.5
Former operations, net (a)	16.5	5.3	(6.4)	25.1	31.8	35.7	39.1	40.9
Discontinued operations (a)	0.3	0.1	(0.6)	-	-	-	-	-
Total	$19.6	6.5	(12.2)	24.3	35.7	42.2	47.6	50.5
(a)Discontinued operations in 2006, 2007 and 2008 include pension expense allocated to BHS.  In future years, these will be recorded in continuingoperations within former operations, net.

Segment Operating Results

2008
Overview
Revenues were 16% higher (12% on a constant-currency basis) compared to 2007 primarily as a result of organic revenue growth in Latin America, including revenues from the conversion project.  Segment operating profit in 2008 was higher than in 2007 primarily as a result of strong performance in Latin America, including conversion project activities, partially offset by lower results in North America.

	Years Ended				Percentage
	December 31,				Change
(In millions)	2007	Constant-Currency Change	Currency Change	2008	As Reported	Constant-Currency

Revenues:
International	$1,848.3	285.5	97.5	2,231.3	21	15
North America	886.3	45.1	0.8	932.2	5	5
Revenues	$2,734.6	330.6	98.3	3,163.5	16	12

Operating profit:
International	$152.9	58.0	4.1	215.0	41	38
North America	70.4	(13.6)	0.1	56.9	(19)	(19)
Segment operating profit	$223.3	44.4	4.2	271.9	22	20

International
Revenues increased in 2008 over 2007 in all regions.  Revenue increases in EMEA and Latin America were primarily the result of organic revenue growth (including the conversion project) and favorable changes in currency exchange rates.  Operating profit in 2008 was higher than 2007 primarily due to the effects of strong volumes in Latin America, including the conversion project.  Operating profit in EMEA was higher than 2007 primarily due to favorable changes in currency exchange rates and improved operating results in some countries.

International operating profit in 2009 will be negatively affected by the absence of the highly profitable conversion project.

EMEA.  Revenues increased 14% (8% on a constant-currency basis) to $1,358.9 million in 2008 from $1,191.5 million in 2007.  Revenues increased as a result of both organic revenue growth and favorable changes in currency exchange rates.  Operating profit increased compared to the prior-year period due to favorable changes in currency exchange rates and improved operating results in some countries despite higher labor costs and the overall economic slowdown caused by the global financial crisis, which resulted in decreased volumes as well as recessionary and competitive pricing pressures.  The improvement in operating profit also reflects the strong performance of Global Services and lower security costs.  We expect pressure on our European operating profit in 2009 as a result of the difficult economic situation and the competitive environment.

Latin America.  Revenues increased 35% (32% on a constant-currency basis) to $800.6 million in 2008 from $594.2 million in 2007.  Revenues increased primarily due to higher volumes across the region (including significant volumes from the conversion project), normal inflationary price increases and favorable changes in currency exchange rates.  Operating profit in 2008 was significantly higher than in 2007 as a result of the effects of the conversion project and solid improvement in Brazil and Argentina.

The Conversion Project
Venezuela changed its national currency from the bolivar to the bolivar fuerte on January 1, 2008, and Brink’s performed additional cash handling services to assist in the conversion.  We recognized approximately $51 million in incremental revenues during 2008 associated with the conversion project. The conversion project activities utilized existing assets, personnel and other resources which also serviced normal operations.

Asia-Pacific.  Revenues increased 15% (13% on a constant-currency basis) to $71.8 million in 2008 from $62.6 million in 2007.  Operating profit in 2008 was higher than in 2007, reflecting improvements in our Global Services operations.

North America
Revenues increased 5% to $932.2 million in 2008 compared to $886.3 million in 2007.  Revenues increased primarily in CIT services, driven mainly by higher volumes rather than higher prices.  Operating profit in 2008 decreased $13.5 million compared to 2007 due largely to higher spending on labor, fuel, selling, general and administrative expenses and employment-related legal settlement expenses, partially offset by lower expense related to U.S. retirement plans and the benefit of reductions in postretirement benefit obligations in Canada.  Expenses allocated to North America related to the primary U.S. pension plan are expected to increase by $4.2 million in 2009.

2007
Overview
Revenues at Brink’s were 16% higher in 2007 compared to 2006 primarily as a result of a combination of the effects of organic revenue growth, and favorable changes in currency exchange rates.  Operating profit in 2007 was higher than 2006 largely as a result of strong performance in Latin America, particularly in Venezuela, Brazil and Colombia, improved performance in Europe and lower safety and security costs.

	Years Ended				Percentage
	December 31,				Change
(In millions)	2006	Constant-Currency Change	Currency Change	2007	As Reported	Constant-Currency

Revenues:
International	$1,524.3	190.6	133.4	1,848.3	21	13
North America	830.0	47.1	9.2	886.3	7	6
Revenues	$2,354.3	237.7	142.6	2,734.6	16	10

Operating profit:
International	$114.2	30.7	8.0	152.9	34	27
North America	69.9	-	0.5	70.4	1	-
Segment operating profit	$184.1	30.7	8.5	223.3	21	17

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

EMEA.  Revenues increased to $1,191.5 million in 2007 from $1,003.1 million in 2006, an increase of $188.4 million or 19% (9% on a constant-currency basis) largely as a result of organic revenue growth and favorable changes in currency exchange rates.

Operating profit increased 24% in 2007 compared to 2006 due to improved results in several countries, partially offset by $2.1 million of impairment charges recorded on long-lived assets and $2.4 million of restructuring charges.

Latin America.  Revenues increased to $594.2 million in 2007 from $454.2 million in 2006, an increase of 31% (24% on a constant-currency basis).  This increase was due primarily to price increases in economies with relatively higher levels of inflation and higher volumes.  Increases in volume were a reflection of the overall improvement in Latin American economies.  Operating profit in 2007 was 38% higher than in 2006 due to the above-mentioned price and volume increases, and cost reduction and productivity improvements across the region.

Asia-Pacific.  Revenues decreased to $62.6 million in 2007 from $67.0 million in 2006, a decrease of 7% (9% on a constant-currency basis).  This decrease was primarily due to the loss of Australia’s largest customer during the second quarter of 2006, partially offset by stronger performance in Hong Kong, Taiwan and Japan.

We restructured our Australian operation in 2006 after the loss of the customer and recorded charges of $4.6 million.  The charges principally related to employee severance payments and lease obligations for closed branches. Operating profit in 2007 was slightly lower than 2006, excluding the restructuring charges.

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

Supplemental Revenue Analysis – Organic Revenue Growth

	Year Ended
(In millions)	December 31,	% change

2006 Revenues	$2,354.3	11
Effects on revenue of:
Organic revenue growth	212.9	9
Acquisitions and dispositions, net	24.8	1
Changes in currency exchange rates	142.6	6

2007 Revenues	2,734.6	16
Effects on revenue of:
Organic revenue growth (a)	313.3	11
Acquisitions and dispositions, net	17.3	1
Changes in currency exchange rates	98.3	4

2008 Revenues	$3,163.5	16
 (a) Excluding $51 million of revenue from the completed currency conversion project in Venezuela, organic revenue growth for the year ended December 31, 2008, was 10%.

Corporate Expense, Net

	Years Ended December 31,			% change
(In millions)	2008	2007	2006	2008	2007

General and administrative	$44.5	45.3	47.2	(2)	(4)
Currency exchange transaction (gains) losses, net	8.4	(0.5)	-	NM	NM
Strategic reviews and proxy matters	4.8	3.6	-	33	NM
Pension and other postretirement costs	0.4	1.3	1.4	(69)	(7)
Royalty Income:
Brand Licensing to BHS	(1.1)	-	-	NM	-
Other	(1.7)	(1.3)	(1.7)	31	(24)
Corporate expense, net	$55.3	48.4	46.9	14	3
Corporate expense, net, in 2008 was higher than 2007 as a result of foreign currency transaction losses, primarily related to the remeasurement of foreign currency-denominated intercompany dividends, and costs incurred to consider various strategic alternatives, which ultimately resulted in the decision to spin-off our monitored security business.  These factors were partially offset by higher royalty income.  For the use of our brand, we earn a licensing fee from BHS equal to 1.25% of BHS’ net revenues during the three years ending October 31, 2011, unless the licensing agreement is terminated before the three-year period elapses.  Assuming the agreement is not terminated early, we expect that the royalties could range from $6 million to $7 million in each of 2009 and 2010, and $5 million to $6 million in 2011.

In 2009, corporate expense, net, is expected to decrease by more than one-third from 2008.  The expected decline is primarily due to the non-recurrence of costs related to strategic reviews and proxy matters, reduced currency exchange transaction losses, a full year of royalty income from the licensing agreement with BHS and cost control actions.  The cost control actions include reduction of discretionary expenditures, elimination of certain positions in our headquarters, freezing the salaries of our top executives and reducing fees paid to vendors.

Corporate expense, net, in 2007 was higher than 2006 as a result of professional, legal and advisory fees incurred related to initiatives by certain of our shareholders and a proxy contest initiated by MMI Investments, L.P., one of our shareholders, over board of director candidates that were elected at the 2008 annual meeting.

Former Operations, Net

	Years Ended December 31,			% change
(In millions)	2008	2007	2006	2008	2007

Gain on sale of coal assets	$(13.1)	(0.4)	0.7	200 +	NM
Retirement plans:
Primary U.S. pension plan	(7.0)	1.3	3.8	NM	(66)
UMWA plans	0.6	4.0	12.7	(85)	(69)
Black lung and other plans	3.4	4.4	4.3	(23)	2
Administrative, legal and other, net	4.2	4.6	5.0	(9)	(8)
Former operations expense (income), net (a)	$(11.9)	13.9	26.5	NM	(48)
(a) included in continuing operations.

Results of our former operations in 2008 were significantly better than last year primarily due to a $12.4 million gain on the sale of certain assets of our former coal operations.  Additionally, expenses were less due to lower costs related to pension and retirement medical plans.  Expenses in 2009 related to these obligations are expected to increase significantly primarily due to the decline in the market value of plan assets in 2008 (see page 26 for more information).  Information about cash funding requirements of the plan is available in the Contractual Obligations table on page 43.

Expenses from former operations decreased in 2007 due to lower expenses related to pension and retirement medical plans.

Other  Operating  Income,  Net

Other operating income, net, is a component of segment operating profit, corporate expense, net, and former operations, net.

	Years Ended December 31,			% change
(In millions)	2008	2007	2006	2008	2007

Foreign currency transaction losses, net	$(18.1)	(9.5)	(0.9)	91	200	+
Gains on sale of operating assets and mineral rights, net	13.1	4.6	0.4	185	200	+
Share in earnings of equity affiliates	5.0	3.3	3.3	52	-
Royalty income	2.8	1.3	1.7	115	(24)
Impairment losses	(1.9)	(2.5)	(1.5)	(24)	67
Other	3.7	3.9	3.2	(5)	22
Other operating income, net	$4.6	1.1	6.2	200 +	(82)

Other operating income, net, included $8.6 million of higher foreign currency transaction losses in 2008.  The increase was primarily related to the remeasurement of foreign currency-denominated intercompany dividends.

On November 14, 2008, we completed the sale of certain coal assets to Massey Energy Company (“Massey”) for $10.2 million in cash and the buyer’s assumption of related leasehold and reclamation liabilities.  We recognized a gain of $12.4 million on this transaction in 2008, and we deferred $4 million in gains pending the formal transfer of liabilities.  Massey has also agreed to purchase other assets and related leasehold rights, pending satisfaction of certain conditions.

As described in the analysis of corporate expense, net, above, we recognized $1 million of royalty income from BHS in 2008 and expect to receive additional royalties in the next three years unless the agreement is terminated before it expires.

Nonoperating Income and Expense

Interest Expense

	Years Ended December 31,			% change
(In millions)	2008	2007	2006	2008	2007

Interest expense	$12.0	10.8	12.0	11	(10)

Interest expense in 2008 was higher than in 2007 due to higher average debt levels.  Interest expense in 2007 was lower than in 2006 due to lower average debt levels.  We expect that interest expense will be higher in 2009 due to anticipated higher average debt levels.

Interest and Other Income, Net

	Years Ended December 31,			% change
(In millions)	2008	2007	2006	2008	2007

Interest income	$15.0	8.7	13.9	72	(37)
Other-than-temporary impairment of marketable securities	(7.1)	-	-	NM	-
Dividend income from real estate investment	-	0.5	5.1	(100)	(90)
Senior Notes prepayment make-whole amount	-	-	(1.6)	-	(100)
Other, net	0.2	1.3	(0.5)	(85)	NM
Total	$8.1	10.5	16.9	(23)	(38)

Interest income was higher in 2008 than in 2007 primarily due to higher average levels of cash and cash equivalents, and interest income was lower in 2007 than in 2006 due to lower average levels of marketable securities.  Average levels of marketable securities were higher in 2006 as a result of the sale of BAX Global.

In 2008, we recognized a $7.1 million other-than-temporary impairment loss on marketable securities.  We concluded the impairment of the securities was not temporary based on the length of time and the degree to which the fair value had been below the securities’ $26.3 million cost basis.

Dividend income from a real estate investment was higher in 2006 due to higher real estate activity.  We do not expect to receive significant dividends on our real estate investment in 2009.

We made a $1.6 million make-whole payment associated with the prepayment of the Senior Notes in 2006.

Income Taxes

	Provision for income taxes			Effective tax rate
Years Ended December 31,	2008	2007	2006	2008	2007	2006
	(In millions)			(In percentages)

Continuing operations	$53.0	59.5	44.2	23.6	37.0	38.2
Discontinued operations	45.8	41.5	305.9	47.1	41.3	36.4

Overview
Our effective tax rate has varied in the past three years from the statutory U.S. federal rate due to various factors, including:
•	changes in judgment about the need for valuation allowances
•	changes in the geographical mix of earnings
•	timing of benefit recognition for uncertain tax positions
•	state income taxes

We establish or reverse valuation allowances for deferred tax assets depending on all available information including historical and expected future operating performance of our subsidiaries.  Changes in judgment about the future realization of deferred tax assets can result in significant adjustments to the valuation allowances.  Based on our historical and future expected taxable earnings, we believe it is more likely than not that we will realize the benefit of the deferred tax assets, net of valuation allowances.

We currently believe the effective income tax rate in 2009 will be approximately 30% to 33%.  The actual 2009 effective tax rate could be materially different from this estimate.

Continuing Operations
2008
The effective income tax rate on continuing operations in 2008 was lower than the 35% U.S. statutory tax rate due to a net $13.6 million decrease in our valuation allowance position in U.S. and non-U.S. jurisdictions as a result of our assessment of historical and future taxable income in these jurisdictions.  In addition, there was a $13.0 million decrease in the non-U.S. tax provision, primarily due to the geographical mix of earnings in the foreign jurisdictions.

2007
The effective income tax rate on continuing operations in 2007 was higher than the 35% U.S. statutory tax rate primarily due to a $6.5 million increase related to a net increase in the valuation allowance for non-U.S. deferred tax assets partly offset by a $2.3 million decrease in the foreign tax provision primarily due to the geographical mix of earnings in the foreign jurisdictions.

2006
The effective income tax rate on continuing operations in 2006 was higher than the 35% U.S. statutory tax rate primarily due to a $4.9 million net increase in the valuation allowance for non-U.S. deferred tax assets, primarily related to European operations and $3.4 million of state income tax expense.  This was partly offset by a $2.6 million decrease in the foreign tax provision primarily due to the geographical mix of earnings in the foreign jurisdictions and $2.1 million of favorable permanent tax benefits related to tax-exempt income.

Discontinued Operations
Discontinued operations include the tax provision or benefit associated with former businesses, including the resolution of contingent tax matters.

2008
The effective tax rate in 2008 was higher than the 35% U.S. statutory tax rate primarily due to $3 million of state tax expense related to BHS’ operations and $4.3 million for professional fees related to the BHS spin-off that are not deductible for tax.

2007
The effective tax rate in 2007 was higher than the 35% U.S. statutory tax rate due to $3.4 million of tax benefits not recognized related to losses at Brink’s United Kingdom domestic cash handling operations and $2.2 million of state taxes related to the BHS’ operations.

2006
The effective tax rate in 2006 was higher than the 35% U.S. statutory tax rate due to $8.6 million of state taxes and $3.5 million of tax benefits not recognized related to losses at Brink’s United Kingdom domestic cash handling operations.

Other
As of December 31, 2008, we have not recorded U.S. federal deferred income taxes on the majority of our undistributed earnings of foreign subsidiaries in accordance with Accounting Principles Board Opinion 23, Accounting for Income Taxes – Special Areas, as amended.  We expect that these earnings will be permanently reinvested in operations outside the U.S.  It is not practical to compute the estimated deferred tax liability on these earnings.

Minority Interest

	Years Ended December 31,			% change
(In millions)	2008	2007	2006	2008	2007

Minority interest	$39.8	22.8	18.3	75	25

The increase in minority interest in the last two years is primarily due to increases in the earnings of our Venezuelan subsidiaries, which are not wholly owned.

Discontinued Operations

	Years Ended December 31,
(In millions)	2008	2007	2006

BHS:
Results from operations (a)	$105.4	112.9	98.7
Expense associated with the spin-off	(13.0)	-	-

United Kingdom domestic cash handling operations:
Gain on sale	-	1.5	-
Results from operations (b)	-	(13.9)	(10.0)

BAX Global:
Gain on sale	-	-	586.7
Results from operations (c)	-	-	7.0

Adjustments to contingent liabilities and assets of former operations:
Health Benefit Act liabilities	0.2	1.7	148.3
Withdrawal liabilities	-	-	9.9
Other	4.7	(1.8)	(0.6)
Income from discontinued operations before income taxes	97.3	100.4	840.0
Provision for income taxes	45.8	41.5	305.9
Income from discontinued operations	$51.5	58.9	534.1
(a)	Revenues of BHS were $442.4 million in 2008 (partial year), $484.4 million in 2007 and $439.0 million in 2006.
(b)	Revenues of the United Kingdom domestic cash handling operations were $28.9 million in 2007 (partial year) and $44.3 million in 2006.
(c)
Revenues of BAX Global were $230.0 million in 2006 (partial year).  In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, BAX Global ceased depreciating and amortizing long-lived assets after November 2005, the date that BAX Global was classified as held for sale.  Had BAX Global not ceased depreciation and amortization, its pretax income would have been $3.3 million lower in 2006.

BHS Spin-off
On October 31, 2008, we completed the 100% spin-off of BHS, our former monitored security business in North America.  The spin-off of BHS was in the form of a tax-free stock distribution to our shareholders of record as of the close of business on October 21, 2008.  We distributed one share of BHS common stock for every share of our common stock outstanding.

We contributed $50 million in cash to BHS at the time of the spin-off.  We also forgave all the existing intercompany debt owed by BHS to us as of the distribution date.

After the spin-off, we reclassified BHS’ results of operations, including previously reported results and corporate expenses directly related to the spin-off, within discontinued operations.

United Kingdom Domestic Cash Handling Operations
During 2007, we sold Brink’s United Kingdom domestic cash handling operations for $2.2 million in cash and recognized a $1.5 million gain on the sale.  These operations recorded a $7.5 million impairment charge in 2007, primarily related to writing down leasehold improvements and vehicles to estimated fair value due to the loss of customers. These operations have been reported as discontinued operations for all periods presented.

BAX Global
On January 31, 2006, we sold BAX Global, a wholly owned freight transportation subsidiary, for approximately $1 billion in cash, resulting in a pretax gain of approximately $587 million ($375 million after tax).  The operating results of BAX Global’s operations through the date of sale have been classified as discontinued operations.

Interest Expense
Interest expense included in discontinued operations was $0.3 million in 2008, $0.6 million in 2007 and $1.3 million in 2006.  Interest expense recorded in discontinued operations includes only interest on third-party borrowings made directly by BHS, BAX Global and Brink’s United Kingdom domestic cash handling operations.

Adjustments to Contingent Assets and Liabilities of Former Operations
Adjustments to contingent assets and liabilities related to former operations, including those related to reclamation matters, worker’s compensation claims, multi-employer pension plan withdrawal liabilities, the Health Benefit Act liabilities and remaining legal contingencies are reported within discontinued operations.

Health Benefit Act Liabilities.  We are obligated to pay premiums to the United Mine Workers of America Combined Benefit Fund pursuant to rules established by the Coal Industry Retiree Health Benefit Act of 1992, as amended (the “Health Benefit Act”).  The Tax Relief and Health Care Act of 2006 (the “2006 Act”) substantially reduced our Health Benefit Act obligations and provided elective mechanisms to reduce the impact of joint and several liability on us and our assets.  We recorded a $148.3 million pretax gain within discontinued operations during 2006 primarily due to the effects of the 2006 Act.

Withdrawal Liabilities.  In 2006, we settled our multi-employer pension withdrawal liabilities related to our former coal operations and made final payments to the plans of $20.4 million, resulting in a $9.9 million pretax gain recognized in discontinued operations.

Foreign Operations

We operate in approximately 50 countries outside the U.S., each with a local currency other than the U.S. dollar. Because our financial results are reported in U.S. dollars, they are affected by changes in the value of various foreign currencies in relation to the U.S. dollar. Changes in exchange rates may also affect transactions which are denominated in currencies other than the functional currency.  From time to time, we use foreign currency forward contracts to hedge transactional risks associated with foreign currencies, as discussed in Item 7A below.  At December 31, 2008, no foreign currency forward contracts were outstanding.

Brink’s Venezuela is subject to local laws and regulatory interpretations that determine the exchange rate at which repatriating dividends may be converted.  See Critical Accounting Policies—Foreign Currency Translation on page 52 for a description of our accounting methods and assumptions used to include our Venezuelan operation in our consolidated financial statements, and a description of the accounting for countries that are considered highly inflationary.

We are also subject to other risks customarily associated with doing business in foreign countries, including labor and economic conditions, political instability, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments.  Changes in the political or economic environments in the countries in which we operate could have a material adverse effect on our business, financial condition and results of operations.  The future effects, if any, of these risks cannot be predicted.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Over the last three years, we have used cash generated from our operations and the divestiture of BAX Global and other noncore businesses to repurchase shares and strengthen our balance sheet by reducing debt and making contributions to the Voluntary Employees’ Beneficiary Association trust (“VEBA”).  Equity decreased in 2008 primarily as a result of the spin-off of BHS and other comprehensive losses associated with the declining value of assets held by retirement plans, partially offset by the generation of $132 million in income from continuing operations.

The sale of BAX Global in January 2006 provided cash of approximately $1 billion.  In 2006, with the proceeds, we:
•	repurchased approximately 12.2 million shares of common stock for approximately $631 million
•	contributed $225 million to the VEBA designated to pay retiree medical obligations to former coal operations employees
•	paid $60 million to settle outstanding Senior Notes
•	significantly reduced other debt
•	paid $67 million of U.S. income tax liability
•	paid $20.4 million to settle obligations related to the withdrawal from two multi-employer pension plans of the former coal operations

Summary Cash Flow Information

	Years Ended December 31,			$ change
(In millions)	2008	2007	2006	2008	2007

Cash flows from operating activities
Continuing operations:
Before contributions to VEBA and primary U.S. pension plan	$254.4	275.0	86.8	$(20.6)	188.2
Contributions to VEBA and primary U.S. pension plan	-	(13.0)	(225.0)	13.0	212.0
Subtotal	254.4	262.0	(138.2)	(7.6)	400.2
Discontinued operations:
BHS	172.7	195.5	175.9	(22.8)	19.6
Brink’s United Kingdom domestic cash handling operations	-	(3.5)	(5.5)	3.5	2.0
BAX Global	-	-	5.8	-	(5.8)
Other	-	(0.3)	(5.7)	0.3	5.4
Operating activities	427.1	453.7	32.3	(26.6)	421.4

Cash flows from investing activities
Continuing operations:
Capital expenditures	(165.3)	(141.8)	(113.8)	(23.5)	(28.0)
Net proceeds from disposal of:
Brink’s United Kingdom domestic cash handling operations	-	2.2	-	(2.2)	2.2
BAX Global (a)	-	-	1,010.5	-	(1,010.5)
Acquisitions	(11.7)	(13.4)	(14.4)	1.7	1.0
Cash held by BHS at the spin-off date	(50.0)	-	-	(50.0)	-
Purchases of marketable securities, net	(1.0)	(0.5)	(9.6)	(0.5)	9.1
Other	18.9	11.5	5.6	7.4	5.9
Subtotal	(209.1)	(142.0)	878.3	(67.1)	(1,020.3)
Discontinued operations:
BHS	(150.8)	(175.8)	(163.9)	25.0	(11.9)
Brink’s United Kingdom domestic cash handling operations	-	0.3	(1.5)	(0.3)	1.8
BAX Global	-	-	(5.2)	-	5.2
Investing activities	(359.9)	(317.5)	707.7	(42.4)	(1,025.2)

Cash flows before financing activities	$67.2	136.2	740.0	$(69.0)	(603.8)
(a)	Net of $90.3 million of cash held by BAX Global at the date of sale.

Operating Activities

Our operating cash flows decreased by $26.6 million in 2008 compared to 2007, primarily as a result of $22.8 million less cash provided by our discontinued BHS operation, which only had ten months of operations in 2008, as well as expenses for professional and legal fees to spin off the operation.  In addition, our continuing operations (before voluntary contributions to our U.S. retirement plans) provided $20.6 million less cash from operations than the prior year.  The decrease was primarily due to higher professional, legal and advisory fees for shareholder initiatives, and higher cash usage for working capital needs, partially offset by higher segment operating profit.

We voluntarily contributed $13 million to our primary U.S. pension plan in 2007, but we have not otherwise contributed cash to the plan since 2004.  Recent market conditions reduced the amount of assets in the trust used to pay plan benefits, and as a result, the plan was 59% funded at the end of 2008, compared to 99% funded at the end of 2007.  We are not required to make a contribution in 2009 under the minimum funding requirements of the Pension Protection Act of 2006 (“PPA”).  However, because of the lower funded status and based on actuarial assumptions at the end of 2008, we expect to contribute $42 million in 2010 and approximately $70 million annually from 2011 through 2014 to comply with the PPA.  We have included the projected cash flows in our Contractual Obligation table on page 43.  The amount of these required contributions may vary as they are subject to potential changes in asset values, discount rates on future obligations, assumed rates of return, and potential legislative action.  We may elect to make a discretionary contribution in 2009, thereby reducing future expected contributions.

Our operating cash flow from continuing operations increased by $400.2 million in 2007 compared to 2006 primarily due to the $225 million contribution to the VEBA in 2006, partially offset by a $13 million contribution in 2007 to the primary U.S. pension plan.  In addition to this $212 million decrease in cash outflow for 2007, we had higher operating profit, lower working capital usage and lower cash used to pay income taxes.  Also, beginning in 2007, we did not use cash to pay for coal-related retiree benefits.  These amounts were instead paid by the VEBA.  This improved cash flows from operations in 2007 compared to 2006 because 2006 included $38 million of direct benefit payments to retirees.  In addition, U.S. federal tax payments were $60 million lower in 2007 compared to 2006 primarily because we paid $67 million in 2006, principally as a result of the large gain on the sale of BAX Global.

Investing Activities

Our investing cash flows decreased in 2008 compared to 2007 primarily as a result of $50 million we contributed to BHS when it was spun off in October 2008.

We had $23.5 million higher capital expenditures in 2008 primarily for new facilities, cash processing and security equipment, armored vehicles, and information technology.  We expect our capital expenditures in 2009 to range from $165 million to $175 million, reflecting higher spending on branches, vehicles and safes.  We expect our depreciation and amortization to be approximately $135 million in 2009.

Proceeds from the disposition of assets in 2008 included the sale of certain coal assets for $10 million, and the total proceeds in 2008 were approximately the same as 2007.  Cash flows for acquisitions in 2008 were also approximately the same as 2007.  In early 2009, we purchased armored transportation and cash logistics operations in Brazil for $50 million.

Our investing cash flows decreased by $1.0 billion in 2007 compared to 2006 primarily as the result of the receipt of approximately $1 billion from the sale of BAX Global in 2006.  Our 2007 investing cash flows included $28.0 million of higher capital expenditures compared to 2006 and $2.2 million of cash proceeds related to the disposition of our domestic cash handling operations in the United Kingdom.

Cash used for investing activities for discontinued operations decreased by $24.7 million in 2008 from 2007 primarily as a result of lower capital expenditures at BHS due to only ten months of activity in 2008 versus a full year in 2007.  Cash used for investing activities for discontinued operations increased by $4.9 million in 2007 from 2006 primarily due to higher capital expenditures by BHS in 2007, partially offset by a decrease resulting from the sale of BAX Global in 2006.

Financing Activities

Summary of Financing Activities

	Years Ended December 31,
(In millions)	2008	2007	2006

Net borrowings (repayments) of debt:
Short-term debt	$(4.4)	(23.2)	5.6
Revolving Facility	93.5	(33.5)	(68.3)
Senior Notes	-	-	(76.7)
Other	(12.6)	(5.2)	(9.4)
Net borrowings (repayments) of debt	76.5	(61.9)	(148.8)
Repurchase of common stock	(56.6)	(2.7)	(630.9)
Dividends to:
Shareholders	(18.2)	(16.5)	(10.1)
Minority interests in subsidiaries	(12.4)	(7.2)	(9.0)
Proceeds from exercise of stock options and other	11.1	18.0	21.0
Discontinued operations, net	-	(14.8)	(5.2)
Cash flows from financing activities	$0.4	(85.1)	(783.0)

During 2008, we purchased 983,800 shares of our common stock at an average cost of $57.41 per share.  The 2008 purchases were settled in 2008 ($55.7 million) and in January 2009 ($0.8 million). During 2007, we purchased 60,500 shares of common stock at an average cost of $60.30 per share.  The 2007 purchases were settled in 2007 ($2.7 million) and in January 2008 ($0.9 million).  During 2006, we used $630.9 million to purchase 12.2 million shares of our common stock, at an average cost of $51.80 per share.  These shares include 10.4 million shares purchased at $51.20 per share in a $530.2 million Dutch auction self-tender offer on April 11, 2006.  We incurred $0.7 million in costs associated with this purchase.  The Company also withheld a portion of the shares that were due to employees under deferred compensation distributions and stock option exercises.  The shares were withheld to meet the withholding requirements of $17.6 million.

We made a scheduled payment of $18.3 million in early 2006 related to our Senior Notes.  On March 31, 2006, we prepaid the outstanding $58.4 million balance of the Senior Notes and made a make-whole payment of $1.6 million.  The Senior Notes were terminated upon prepayment.   In addition, we significantly reduced other debt during 2006.

Our operating liquidity needs are typically financed by short-term debt and the Revolving Facility, described below.

Dividends

Quarterly Dividends Paid	Quarter
(In cents per share)	1st	2nd		3rd	4th	Total

2006	2.50	6.25	(a)	6.25	6.25	21.25
2007	6.25	10.00	(b)	10.00	10.00	36.25
2008	10.00	10.00		10.00	10.00	40.00
(a)	The dividend was increased to an annual rate of 25 cents per share beginning with the dividend paid in the second quarter of 2006. The annual dividend rate was 10 cents per share prior to the change.
(b)	The dividend was increased to an annual rate of 40 cents per share beginning with the dividend paid in the second quarter of 2007.

On January 22, 2009, the board declared a regular quarterly dividend of 10 cents per share payable on March 2, 2009.  Future dividends are dependent on our earnings, financial condition, shareholder equity levels, cash flow and business requirements, as determined by the board of directors.

Capitalization

We use a combination of debt, leases and equity to capitalize our operations.  As of December 31, 2008, debt as a percentage of capitalization (defined as total debt and shareholders’ equity) was 47% compared to 10% at December 31, 2007.  The increase resulted from a lower level of shareholders’ equity and the increase in debt of $76 million.  Equity decreased in 2008 primarily as a result of the spin-off of BHS and other comprehensive losses associated with the declining value of assets held by retirement plans, partially offset by the generation of $132 million in income from continuing operations.

Summary of Debt, Equity and Other Liquidity Information

	Amount available
	under credit facilities	Outstanding Balance
	December 31,	December 31,
(In millions)	2008	2008	2007	$ change (a)

Debt:
Multi-currency revolving facilities	$28	$5.3	4.6	$0.7
Revolving Facility	293	106.8	19.0	87.8
Letter of Credit Facility	4	-	-	-
Dominion Terminal Associates bonds	-	43.2	43.2	-
Other	-	33.3	45.8	(12.5)
Debt	$325	$188.6	112.6	$76.0

Shareholders’ equity		$214.0	1,046.3	$(832.3)
(a)	In addition to cash borrowings and repayments, the change in the debt balance also includes changes in currency exchange rates and new capital lease agreements.

Net Debt (Cash) and Reconciliation to GAAP Measures

	December 31,
(In millions)	2008	2007	$ change

Short-term debt	$7.2	12.4	(5.2)
Long-term debt	181.4	100.2	81.2
Debt	188.6	112.6	76.0
Less cash and cash equivalents	(250.9)	(196.4)	(54.5)
Net Debt (Cash) (a)	$(62.3)	(83.8)	21.5
(a)	Net Debt (Cash) is a non-GAAP measure. Net Debt (Cash) is equal to short-term debt plus the current and noncurrent portion of long-term debt (“Debt” in the tables), less cash and cash equivalents.

The supplemental Net Debt (Cash) information is non-GAAP financial information that we believe is an important measure to evaluate our financial leverage.  This supplemental non-GAAP information should be reviewed in conjunction with our consolidated balance sheets.  Our Net Debt (Cash) position at December 31, 2008, as compared to December 31, 2007, decreased primarily due to $56 million used for purchases of shares of our common stock, the $50 million contributed to BHS prior to the spin-off, partially offset by cash generated from operating activities, net of investing activities.

Debt
We have an unsecured $400 million revolving bank credit facility (the “Revolving Facility”) with a syndicate of banks.  The Revolving Facility's interest rate is based on LIBOR plus a margin, prime rate, or competitive bid.  The Revolving Facility allows us to borrow (or otherwise satisfy credit needs) on a revolving basis over a five-year term ending in August 2011.  As of December 31, 2008, $293.2 million was available under the Revolving Facility.  Amounts outstanding under the Revolving Facility were denominated primarily in U.S. dollars and lesser amounts in Canadian dollars as of December 31, 2008.

The margin on LIBOR borrowings under the Revolving Facility which can range from 0.140% to 0.575%, depending on our credit rating, was 0.350% at December 31, 2008.  When borrowings and letters of credit under the Revolving Facility are in excess of $200 million, the applicable interest rate is increased by 0.100% or 0.125%.  We also pay an annual facility fee on the Revolving Facility based on the our credit rating.  The facility fee, which can range from 0.060% to 0.175%, was 0.100% at the end of 2008.

On July 23, 2008, we entered into a definitive agreement for a new unsecured $135 million letter of credit facility with a bank (the “Letter of Credit Facility”) that became effective in the third quarter of 2008.  This replaced a previous $150 million letter of credit facility that was terminated in the third quarter of 2008.  The Letter of Credit Facility expires in July 2011.  As of December 31, 2008, $3.6 million was available under the Letter of Credit Facility.  The Revolving Facility and the multi-currency revolving credit facilities (described below) are also used for the issuance of letters of credit and bank guarantees.

We have two unsecured multi-currency revolving bank credit facilities with a total of $50.0 million in available credit, of which approximately $27.7 million was available at December 31, 2008.  Interest on these facilities is based on LIBOR plus a margin.  The margin ranges from 0.140% to 0.675%.  A $10 million facility expires in December 2009 and a $40 million facility expires in December 2011. We also have the ability to borrow from other banks under short-term uncommitted agreements.  Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

The Revolving Facility, the Letter of Credit Facility and the two unsecured multi-currency revolving bank credit facilities contain subsidiary guarantees. The Revolving Facility, the Letter of Credit Facility and the multi-currency revolving bank credit facilities also contain various financial and other covenants.  The financial covenants, among other things, limit our total indebtedness, limit asset sales, limit the use of proceeds from asset sales and provide for minimum coverage of interest costs.  The credit agreements do not provide for the acceleration of payments should our credit rating be reduced.  If we were not to comply with the terms of our various loan agreements, the repayment terms could be accelerated and the commitments could be withdrawn.  An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  We were in compliance with all financial covenants at December 31, 2008.

We have guaranteed $43.2 million of bonds issued by the Peninsula Ports Authority of Virginia.  The guarantee originated as part of a former interest in Dominion Terminal Associates, a deep water coal terminal. We continue to pay interest on and guarantee payment of the $43.2 million principal amount and ultimately we will have to pay for the retirement of the bonds in accordance with the terms of the guarantee.  The bonds bear a fixed interest rate of 6.0% and mature in 2033.  The bonds may mature prior to 2033 upon the occurrence of specified events such as the determination that the bonds are taxable or if we fail to abide by the terms of its guarantee.

Based on our current cash on hand, amounts available under our credit facilities and current projections of cash flows from operations, we believe that we will be able to meet our liquidity needs for more than the next 12 months.

Equity
At December 31, 2008, we had 100 million shares of common stock authorized and 45.7 million shares issued and outstanding.

Share Purchases
2007 Program.  On September 14, 2007, our board of directors authorized the purchase of up to $100 million of our outstanding common shares.  The repurchase authorization does not have an expiration date.  Under the program, we used $56.3 million to purchase 883,800 shares of common stock between December 5, 2007, and May 2, 2008, at an average price of $63.67 per share.  We used an additional $3.9 million to purchase 160,500 shares of common stock in the fourth quarter of 2008, at an average price of $24.03 per share.  Through February 4, 2009, we used an additional $6.1 million to purchase 234,456 shares of common stock at an average price of $26.20 per share.  As of February 4, 2009, we had $33.7 million under this program available to purchase shares.

2006 Program.  Following the self-tender offer, the board authorized additional Company common stock purchases of up to $100 million from time to time as market conditions warranted and as covenants under existing agreements permitted.  The program did not require any specific number of shares be purchased.  Under the program, we used $100 million to purchase 1,823,118 shares of common stock between May 22 and October 5, 2006, at an average price of $54.85 per share.  We have no remaining authority under this program.

Dutch Auction
On March 8, 2006, our board of directors authorized a “Dutch auction” self-tender offer to purchase up to 10 million shares of our common stock.  Under certain circumstances up to an additional 2% of the outstanding common stock was authorized to be purchased in the tender offer.  The tender offer began on March 9, 2006, and expired on April 6, 2006, and was subject to the terms and conditions described in the offering materials mailed to our shareholders and filed with the Securities and Exchange Commission.  On April 11, 2006, we purchased 10,355,263 shares in the tender offer at $51.20 per share for a total of approximately $530.2 million in cash.  We incurred $0.7 million in costs associated with the purchase.

Dividends
We paid regular quarterly dividends on our Common Stock during the last three years.  On January 22, 2009, the board declared a regular quarterly dividend of 10 cents per share payable on March 2, 2009.  Future dividends are dependent on the earnings, financial condition, shareholder equity levels, cash flow and business requirements of the Company, as determined by the board of directors.

Employee Benefits Trust
In September 2008, we terminated The Brink’s Company Employee Benefits Trust (the “Employee Benefits Trust”).  Immediately prior to termination, the shares held by the trust were distributed to us and the shares were retired. The purpose of the Employee Benefits Trust (prior to termination) was to hold shares of our common stock to fund obligations under compensation and employee benefit programs that provided for the issuance of stock.  After the termination of the trust, newly issued shares are used to satisfy these programs.

Through 2007, shares of common stock were voted by the trustee in the same proportion as the shares of common stock voted by our employees participating in the Company’s 401(k) plan.  Our 401(k) plan divested all shares of our common stock in January 2008.  After the 401(k) plan divested all shares of Company common stock, shares of the trust were not voted in matters voted on by shareholders.

Preferred Stock
At December 31, 2008, we have the authority to issue up to 2.0 million shares of preferred stock, par value $10 per share.

Series A Preferred Stock Rights Agreement
On September 25, 2007, the “Expiration Date” occurred under the Amended and Restated Rights Agreement, dated as of September 1, 2003, between us and American Stock Transfer & Trust Company (successor to Equiserve Trust Company, N.A.), as amended by Amendment No. 1 thereto, dated September 25, 2006, between us and American Stock Transfer & Trust Company (the “Rights Agreement”).  As a result, the Rights Agreement and the rights issued thereunder expired by their own terms and each share of common stock, par value $1.00 per share, of the Company no longer is accompanied by a right to purchase, under certain circumstances, one one-thousandth of a share of Series A Participating Cumulative Preferred Stock of the Company.  Prior to expiration, the Rights Agreement gave holders of common stock the right to purchase Series A Participating Cumulative Preferred Stock if, among other things, a third-party accumulated more than 15% of the voting rights of all outstanding common stock.

Off Balance Sheet Arrangements

We have operating leases that are described in the notes to the consolidated financial statements.  See note 13 for operating leases that have residual value guarantees or other terms that cause the agreement to be considered a variable interest.  We use operating leases to lower our cost of financings.  We believe that operating leases are an important component of our capital structure.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2008.

	Estimated Payments Due by Period
						Later
(In millions)	2009	2010	2011	2012	2013	Years	Total

Contractual obligations:
Long-term debt obligations	$0.7	0.7	112.7	0.6	0.3	48.3	163.3
Capital lease obligations	7.7	5.7	2.4	0.8	0.4	1.1	18.1
Operating lease obligations	77.2	63.4	50.3	37.2	29.8	65.3	323.2
Purchase obligations:
Service contracts	8.0	5.5	5.3	0.4	-	-	19.2
Other	2.3	0.1	0.1	-	-	-	2.5
Other long-term liabilities reflected on the
Company’s balance sheet under GAAP:
Workers compensation
and other claims	23.2	11.2	6.1	4.5	3.8	23.4	72.2
Primary U.S. pension plan	-	42.3	67.7	73.9	77.1	54.0	315.0
Other retirement obligations:
UMWA plans	-	-	-	-	-	637.5	637.5
Black lung and other plans	6.2	4.9	4.7	4.5	4.4	19.2	43.9
Uncertain tax positions	8.3	-	-	-	-	-	8.3
Other	3.1	1.6	0.9	0.9	0.9	11.5	18.9
Total	$136.7	135.4	250.2	122.8	116.7	860.3	1,622.1

Pension Obligations
Recent market losses reduced the amount of plan assets used to pay benefits of our primary U.S. pension plan.  The Contractual Obligation table above includes the required contributions to comply with the minimum funding requirements of the Pension Protection Act of 2006 based on actuarial assumptions at the end of 2008.  The amount of these required contributions may vary as they are subject to potential changes in asset values, discount rates on future obligations, assumed rates of return, and potential legislative action.  We may elect to make voluntary accelerate contributions to achieve certain threshold funding levels.

Other Retirement Obligations
UMWA plans.  In 2007, we began using the assets of the VEBA to fund the majority of the benefit payments required under our United Mine Workers of America retirement medical plans.  The VEBA plan assets sustained market losses during 2008, and the market value of these assets was $276 million at the end of 2008.  Based on our funding assumptions as of December 31, 2008, we project that the VEBA will be able to pay benefits of the plans for the next eleven years.  As a result, we have excluded payments from the Contractual Obligations table during that period.  Payments made by the VEBA are expected to range from $41 million to $44 million in each of these years. We have included projected payments from corporate funds in the table for these plans after the next eleven years.  There are currently no plans to make voluntary contributions to the VEBA.

The Company and certain current and former subsidiaries are jointly and severally liable for approximately $260 million of retirement obligations.  This amount is a portion of the amount that we have included in our financial statements, and is not reduced for amounts that have been contributed to the VEBA.  The Company has indemnified BHS and the purchasers of BAX Global and natural resources assets for their contingent obligation.

Black lung and other plans.  The Contractual Obligations table includes payments projected to be paid with our corporate funds, including payments for black lung benefits of former employees and health benefits of former salaried employees.  These benefits cannot be paid with funds from the VEBA.

Uncertain Tax Positions
At December 31, 2008, we have unrecognized tax benefits of $19.3 million for uncertain tax positions, pursuant to FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109.  Approximately $8.3 million of the total amount is reasonably possible to be settled within one year.  We are not able to reasonably estimate the timing of other amounts.

Surety Bonds and Letters of Credit

We are required by various state and federal laws to provide security with regard to our obligations to pay workers’ compensation benefits, reclaim lands used for mining by our former coal operations and satisfy other obligations.  As of December 31, 2008, we had outstanding surety bonds with third parties totaling approximately $38.6 million that we have arranged in order to satisfy various security requirements.  Most of these bonds provide financial security for obligations which have already been recorded as liabilities.  Surety bonds are typically renewable on a yearly basis; however, there can be no assurance the bonds will be renewed or that premiums in the future will not increase.

We believe that we have adequate available borrowing capacity under our Letter of Credit Facility and our Revolving Facility to provide letters of credit or other collateral to secure our obligations if the remaining surety bonds are not renewed.

We have issued letters of credit totaling $131.4 million under our Letter of Credit Facility, described in “Debt” above.  At December 31, 2008, all of these issued letters of credit were being used to secure various obligations.

Contingent Matters

Income Tax
We are subject to tax examinations in various U.S. and foreign jurisdictions.  We have approximately $19.3 million of unrecognized tax benefits at December 31, 2008.  The amount of the unrecognized tax benefits has been measured in accordance with FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109 (“FIN 48”).  The amount of tax benefits ultimately recognized for open tax periods at December 31, 2008, will depend on the final outcome of the various issues that may arise during an examination, and the tax benefit recognized may be materially different from that amount as measured under FIN 48.

Former Operations
BAX Global, a former business unit, is defending a claim related to the apparent diversion by a third party of goods being transported for a customer.  Although BAX Global is defending this claim vigorously and believes that its defenses have merit, it is possible that this claim ultimately may be decided in favor of the claimant.   If so, we expect that the ultimate amount of reasonably possible unaccrued losses could range from $0 to $14 million.  We have contractually indemnified the purchaser of BAX Global for this contingency.

Value-added taxes (“VAT”) and customs duties
During 2004, we determined that one of our non-U.S. Brink’s business units had not paid customs duties and VAT with respect to the importation of certain goods and services.  We were advised that civil and criminal penalties could be asserted for the non-payment of these customs duties and VAT.  Although no penalties have been asserted to date, they could be asserted at any time.  The business unit has provided the appropriate government authorities with an accounting of unpaid customs duties and VAT and has made payments covering its calculated unpaid VAT.   We believe that the range of reasonably possible losses is between $0.4 million and $3.0 million for potential penalties on unpaid VAT and have accrued $0.4 million.  We believe that the range of possible losses for unpaid customs duties and associated penalties, none of which has been accrued, is between $0 and $35 million.  We believe that the assertion of the penalties on unpaid customs duties would be excessive and would vigorously defend against any such assertion.  We do not expect to be assessed interest charges in connection with any penalties that may be asserted.  We continue to diligently pursue the timely resolution of this matter and, accordingly, we estimate of the potential losses could change materially in future periods.  The assertion of potential penalties may be material to our financial position and results of operations.

Other
We are involved in various lawsuits and claims in the ordinary course of business.  We are not able to estimate the range of losses for some of these matters.  We have recorded accruals for losses that are considered probable and reasonably estimable.  We do not believe that the ultimate disposition of any of these matters will have a material adverse effect on our liquidity, financial position or results of operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The application of accounting principles requires the use of assumptions, estimates and judgments.  We make assumptions, estimates and judgments based on, among other things, knowledge of operations, markets, historical trends and likely future changes, similarly situated businesses and, when appropriate, the opinions of advisors with relevant knowledge and experience.  Reported results could have been materially different had management used a different set of assumptions, estimates and judgments.

Deferred Tax Asset Valuation Allowance

Deferred tax assets result primarily from net operating losses and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates.

Accounting Policies
We establish valuation allowances in accordance with SFAS 109, Accounting for Income Taxes, when we estimate it is not more likely than not that a deferred tax asset will be realized.  We decide to record valuation allowances primarily based on an assessment of historical earnings and future taxable income that incorporates prudent, feasible tax-planning strategies.  We assess deferred tax assets on an individual jurisdiction basis.  Changes in tax statutes, the timing of deductibility of expenses or expectations for future performance could result in material adjustments to our valuation allowances, which would increase or decrease tax expense.  Our valuation allowances are as follows.

Valuation Allowances

	December 31,
(In millions)	2008	2007

U.S.
Federal	$128.4	-
State	22.6	-
Non-U.S.	32.6	56.0
Total (a)	$183.6	56.0
(a) Includes $1.1 million of valuation allowances in 2007 related to BHS.

Application of Accounting Policies
U.S. Deferred Tax Assets
Our deferred tax assets before valuation allowances increased significantly in 2008 primarily as a result of higher U.S. retirement obligations.  We expect that future taxable income of our U.S. operations will not be sufficient to realize the entire benefit from the future tax deductions associated with these obligations.  We therefore have concluded that approximately $145.5 million of U.S. federal and state net deferred tax assets will not be realized and we have provided a valuation allowance for these assets in other comprehensive income (loss), in accordance with SFAS 109.  Also, we concluded that it is uncertain whether we will be able to realize certain deferred tax assets that we had recognized at the beginning of 2008 due to current and future expected losses at the state level.  As a result, we established additional valuation allowances of approximately $5.6 million in 2008 through continuing operations.

Non-U.S. Deferred Tax Assets
Due to recent improvements in operating results in certain non-U.S. jurisdictions and our favorable outlook that future operating performance will be sufficiently profitable to realize the deferred tax assets, we reversed approximately $16.6 million of valuation allowances in 2008 through continuing operations.

Goodwill, Other Intangible Assets and Property and Equipment Valuations

Accounting Policies
At December 31, 2008, we had property and equipment of $534.0 million, goodwill of $139.6 million and other intangible assets of $21.1 million, net of accumulated depreciation and amortization.  We review these assets for possible impairment using the guidance in SFAS 142, Goodwill and Other Intangible Assets, for goodwill and SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, for other intangible assets and property and equipment.  Our review for impairment requires the use of significant judgments about the future performance of our operating subsidiaries. Due to the many variables inherent in the estimates of the fair value of these assets, differences in assumptions could have a material effect on the impairment analyses.

Application of Accounting Policies
Goodwill
We review goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred.  Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We estimate the fair value of each reporting unit using a discounted cash flow methodology.  The fair value of each reporting unit is compared to its carrying value to determine if impairment is indicated.  Due to a history of profitability and cash flow generation along with expectations for future cash flows, no impairment of goodwill has been identified.

Other Intangible Assets and Property and Equipment
We review long-lived assets besides goodwill for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. For purposes of assessing impairment, assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. To determine whether an impairment has occurred, we compare estimates of the future undiscounted net cash flows of groups of assets to their carrying value.

We recognized a $7.5 million impairment charge in 2007 prior to selling a portion of our United Kingdom operation.  We have had no other significant impairments of property and equipment in the last three years.

Retirement Benefit Obligations

We provide benefits through defined benefit pension plans and retiree medical benefit plans and under statutory requirements (e.g., black lung and workers’ compensation obligations).

Accounting Policy

We account for retirement benefit obligations under SFAS 87, Employers’ Accounting for Pensions, as amended, SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, as amended, SFAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R), and SFAS 112, Employers' Accounting for Postemployment Benefits an amendment of FASB Statements No. 5 and 43.

The primary benefits are accounted for as follows:
•	Pension obligations – SFAS 87, as amended by SFAS 158
•	Other retiree obligations – SFAS 106, as amended by SFAS 158
•	Workers’ compensation obligations – SFAS 112

To account for these benefits, we make assumptions of expected return on assets, discount rates, inflation, demographic factors and changes in the laws and regulations covering the benefit obligations.  Because of the inherent volatility of these items and because the obligations are significant, changes in the assumptions could have a material effect on our liabilities and expenses related to these benefits.

Our most significant retirement plans include our primary U.S. pension plan and the retiree medical plans of our former coal business that were collectively bargained with the United Mine Workers of America (the “UMWA”).  The critical accounting estimates that determine the carrying values of liabilities and the resulting annual expense are discussed below.

Application of Accounting Policy

Discount Rate Assumptions for Plans Accounted under SFAS 87 and SFAS 106
For plans accounted under SFAS 87 and SFAS 106, we discount estimated future payments using discount rates based on market conditions at the end of the year.  In general, our liability changes in an inverse relationship to interest rates, i.e. the lower the discount rate, the higher the associated plan obligation.

The discount rate used to measure the present value of our benefit obligations was derived using the cash flow matching method.  Under this method, we compare the plans’ projected payment obligations by year with the corresponding yields on a hypothetical portfolio of high-quality bonds with similar expected payment streams.  Each year’s projected cash flows are then discounted back to their present value at the measurement date and an overall discount rate is determined.

We changed our method of estimating our discount rate for our U.S. plans in 2007.  In 2007, an average of the discount rates calculated using Mercer Yield Curve and the Citigroup Pension Discount Curve was selected and was rounded to the nearest tenth of a percentage point.  In 2008, we simplified our method to use only the Mercer Yield Curve, rounded to the nearest tenth of a percentage point.  The discount rate in 2008 determined using our new method would not have changed if we had used our prior method.

Prior to 2007, we selected a discount rate for our plan obligations after reviewing published long-term yield information for a small number of high-quality fixed-income securities (e.g. Moody’s Aa bond yields).  Our advisors also calculated yields for the broader range of long-term high-quality securities with maturities in line with expected payments.

The discount rates for the U.S. pension plans and retiree medical plans were 6.2% at December 31, 2008, 6.4% at December 31, 2007, and 5.8% at December 31, 2006. The discount rates for the Black Lung obligations were 6.3% at December 31, 2008, 6.1% at December 31, 2007 and 5.8% at December 31, 2006.  The average discount rates for plans outside the U.S. were 6.2% at December 31, 2008, 5.5% at December 31, 2007, and 4.8% at December 31, 2006.

Sensitivity Analysis
The discount rate we select at year end affects the valuations of plan obligations at year end and calculations of net periodic expenses for the following year.

The tables below compare hypothetical plan obligation valuations for our largest plans as of December 31, 2008, actual expenses for 2008 and projected expenses for 2009 assuming we had used discount rates that were one percentage point lower or higher.

Plan Obligations at December 31, 2008

	Hypothetical	Actual	Hypothetical
(In millions)	5.2%	6.2%	7.2%

Primary U.S. pension plan	$853.0	748.0	662.5
UMWA plans	534.3	483.6	441.0

Actual 2008 and Projected 2009 Expense (Income)

(In millions, except percentages)		Hypothetical sensitivity analysis for discount rate assumption			Hypothetical sensitivity analysis for discount rate assumption
	Actual	1% lower	1% higher	Projected	1% lower	1% higher
Years Ending December 31,	2008	2008	2008	2009	2009	2009

Discount rate assumption	6.40%	5.40%	7.40%	6.20%	5.20%	7.20%

Primary U.S. pension plan (a)	$(12.8)	(2.4)	(13.2)	$(2.0)	7.5	(10.4)
UMWA plans	0.6	2.1	(0.7)	26.3	27.6	25.1
(a) Expense includes continuing and discontinued operations.

Expected-Return-on-Assets Assumption for Plans Accounted under SFAS 87 and SFAS 106
Our expected-return-on-assets assumption, which affects our net periodic benefit cost, reflects the long-term average rate of return we expect the plan assets to earn.  We select the expected-return-on-assets assumption using advice from our investment advisor and actuary considering each plan’s asset allocation targets and expected overall investment manager performance and a review of the most recent long-term historical average compounded rates of return, as applicable.  We selected 8.75% as the expected-return-on-assets assumption as of December 31, 2008 and 2007.

Over the last ten years, the annual returns of our primary U.S. pension plan have averaged, on a compounded basis, 0.8%, net of fees, while the 20-year compounded annual return averaged 7.4% and the 25-year compounded annual return averaged 9.1%.

Sensitivity Analysis
Effect of using different expected-rate-of-return assumptions.  Our 2008 and projected 2009 expense would have been different if we had used different expected-rate-of-return assumptions.  For every hypothetical change of one percentage point in the assumed long-term rate of return on plan assets (and holding other assumptions constant), our 2008 and 2009 expense would be as follows.

(In millions, except percentages)		Hypothetical sensitivity analysis for expected-return-on asset assumption			Hypothetical sensitivity analysis for expected-return-on asset assumption
	Actual	1% lower	1% higher	Projected	1% lower	1% higher
Years Ending December 31,	2008	2008	2008	2009	2009	2009

Expected-return-on-asset assumption	8.75%	7.75%	9.75%	8.75%	7.75%	9.75%

Primary U.S. pension plan (a)	$(12.8)	(6.1)	(19.5)	$(2.0)	4.5	(8.5)
UMWA plans	0.6	5.0	(3.8)	26.3	28.9	23.7
(a) Expense includes continuing and discontinued operations.

Effect of improving or deteriorating actual future market returns.  Our funded status at December 31, 2009, and our 2010 expense will be different from currently projected amounts if our projected 2009 returns are better or worse than the 8.75% return we have assumed.

(In millions, except percentages)		Hypothetical sensitivity analysis of 2009 asset return better or worse than expected
		Better	Worse
Years Ending December 31,	Projected	return	return

Return on investments in 2009	8.75%	17.50%	0%

Funded Status at December 31, 2009
Primary U.S. pension plan	$(318)	(282)	(355)
UMWA plans	(214)	(191)	(236)

2010 Expense
Primary U.S. pension plan (a)	$9	8	11
UMWA plans	26	23	30
(a) Expense includes continuing and discontinued operations.

Effect of using fair market value of assets to determine expense.   For our plans accounted for under SFAS 87, we calculate expected investment returns by applying the expected long-term rate of return to the market-related value of plan assets.  In addition, our plan asset actuarial gains and losses that are subject to amortization are based on the market-related value.

The market-related value of the plan assets is different from the actual or fair-market value of the assets.  The actual or fair-market value is the value of the assets at a point in time that is available to make payments to pensioners and to cover any transaction costs.  The market-related value recognizes changes in fair-value from the expected value on a straight-line basis over five years. This recognition method spreads the effects of year-over-year volatility in the financial markets over several years.

Our expenses related to our primary U.S. pension plan would have been different if our accounting policy were to use the fair market value of plan assets instead of the market-related value to recognize investment gains and losses.

(In millions)	Based on market-related value of assets			Hypothetical (a)
	Actual	Projected	Projected
Years Ending December 31,	2008	2009	2010	2008	2009	2010

Expense (Income)

Primary U.S. pension plan (b)	$(12.8)	(2.0)	9.5	$(15.9)	46.0	40.0
(a)  Assumes that our accounting policy was to use the fair market value of assets instead of the market-related value of assets to determine our expense relatedto our primary U.S. pension plan.
(b)  Expense includes continuing and discontinued operations.

For our UMWA plans, we calculate expected investment returns by applying the expected long-term rate of return to the fair market value of the assets at the beginning of the year.  This method is likely to cause the credit to earnings from the expected return on assets to fluctuate more than the similar credit using the accounting methodology of plans accounted for under SFAS 87.

Medical Inflation Assumption for Plans Accounted for under SFAS 106
We estimate the trend in health care cost inflation to predict future cash flows related to our retiree medical plans. Our assumption is based on recent plan experience and industry trends.

For the UMWA plans, our major plans accounted for under SFAS 106, we have assumed a medical inflation rate of 7.6% for 2009, and we project this rate to decline to 5% by 2013.  The average annual increase for medical inflation in the plan for the last five years has been below 8%.  If we assumed that health care cost trend rates were one percentage point higher in each future year, the plan obligation for the UMWA retiree medical benefit plan would have been approximately $52.9 million higher at December 31, 2008, and the expense for 2008 would have been $3.3 million higher.  If we had assumed that the future health care cost trend rate would be one percentage point lower, the plan obligation would have been approximately $45.2 million lower at December 31, 2008, and the related 2008 expenses would have been $2.8 million lower.

Workers’ Compensation
Besides the effects of changes in medical costs, worker’s compensation costs are affected by the severity and types of injuries, changes in state and federal regulations and their application and the quality of programs which assist an employee’s return to work.  Our liability for future payments for workers’ compensation claims is evaluated annually with the assistance of an actuary.

Numbers of Participants
The valuations of all of these benefit plans are affected by the life expectancy of the participants. Accordingly, we rely on actuarial information to predict the number and life expectancy of participants.  We use the following mortality table for our major plans.

Plan	Mortality table
UMWA plans	RP-2000 Employee, Annuitant Healthy Blue Collar
Black Lung	RP-2000 Blue Collar
Primary U.S. pension	RP-2000 Combined Healthy Blue Collar

The 2008 number of participants by major plan is as follows:

Plan	Number of participants
UMWA plans	4,913
Black Lung	732
Other	1,908
Primary U.S. pension	21,396

Since the Company is no longer operating in the coal industry, it anticipates that the number of participants in the UMWA retirement medical plan and the number of participants receiving benefits under black lung regulations will decline over time due to mortality.  Since the U.S. pension plan has been frozen, the number of its participants should also decline over time.

Foreign Currency Translation

The majority of our subsidiaries outside the U.S. conduct business in their local currencies.  Our financials report results in U.S. dollars, which include the results of these subsidiaries translated using currency exchange rates.

Accounting Policy

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars using rates of exchange at the balance sheet date.  Translation adjustments are recorded in other comprehensive income (loss).  Revenues and expenses are translated at rates of exchange in effect during the year.  Transaction gains and losses are recorded in net income.

Application of Accounting Policy

Dual Exchange Rates
Most of the countries in which our subsidiaries conduct business have one recognized, market-based currency exchange rate.  We use these rates to prepare our financial statements.  In Venezuela, however, there are two currency exchange rates which may be used to convert local currency into other currencies: an official currency exchange rate and a market rate.  The use of the official currency exchange rate to convert dividends into other currencies requires the approval of the government’s currency control organization.  The market rate, which has historically been substantially lower than the official rate, may be used to obtain other currencies without the approval of the currency control organization.

For our Venezuelan subsidiaries, we prepare our financial statements using the official currency exchange rate, which was 2.15 bolivar fuerte to the U.S. dollar at December 31, 2008.  We use the official currency exchange rate because we expect that we will be able to obtain our dividends from Venezuelan operations at this rate.  Reported results would have been adversely affected if revenues, operating profits and net assets of Brink’s Venezuela had been reported using the market currency exchange rate. Brink’s Venezuela held net assets of $129.6 million at December 31, 2008, including net monetary assets of $114.4 million.

Highly Inflationary Accounting
Although we do not operate in any countries that are considered highly inflationary, which is defined as cumulative inflation rates exceeding 100% in the most recent three-year period, it is reasonably possible this may occur in the future.  Venezuela’s economy has not been considered to be highly inflationary in the past five years, but it is reasonably possible that Venezuela’s economy may be considered highly inflationary again at some time in the future.

Subsidiaries operating in highly inflationary countries use the U.S. dollar as the functional currency, and local currency monetary assets are remeasured into U.S dollars, with remeasurement adjustments and other transaction gains and losses recognized in earnings.

RECENT ACCOUNTING PRONOUNCEMENTS

Adopted Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosure of fair value measurements.  SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. The Company adopted SFAS 157, effective January 1, 2008, for financial assets and financial liabilities.  The implementation of SFAS 157, as it relates to the Company’s financial assets and financial liabilities did not have a material effect on the Company’s results of operations or financial position.

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

The Company adopted SFAS 123(R), Share-Based Payment, effective January 1, 2006.  Prior to adopting SFAS 123(R), the Company accounted for share-based compensation using the intrinsic-value method under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, as permitted by SFAS 123, Accounting for Stock-Based Compensation, the predecessor to SFAS 123(R).  Under the intrinsic-value method no share-based compensation cost was recognized as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  SFAS 123(R) eliminates the use of the intrinsic-value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the fair value of those awards.  In addition, SFAS 123(R) requires additional accounting and disclosures for the income tax and cash flow effects of share-based payment arrangements.

The Company adopted SFAS 123(R) using the “modified prospective” transition method.  Under the modified prospective transition method, the Company began recognizing share-based compensation costs on January 1, 2006, but did not restate prior periods.  The amount of compensation cost recognized was computed based on the requirements of SFAS 123(R) for share-based awards granted, modified or settled in 2006, and based on the requirements of SFAS 123 for the unvested portion of awards granted prior to 2006.  Under SFAS 123(R), cash flows from the benefit of tax deductions for stock options in excess of compensation cost are classified in the consolidated statements of cash flows as a financing activity.  In addition, under SFAS 123(R), the Company did not separately report The Brink’s Company Employee Benefits Trust (the “Employee Benefits Trust”) in its consolidated statement of shareholders’ equity and consolidated balance sheet; it was offset with capital in excess of par value until the Employee Benefits Trust was terminated in 2008.  See note 15 for more information.

The Company adopted SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), effective December 31, 2006.  Prior to the adoption of SFAS 158, the Company accounted for its pension plans under SFAS 87, Employers’ Accounting for Pensions, as previously amended, and for its UMWA retiree medical plans and black lung obligations under SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, as previously amended.  SFAS 158 requires companies to recognize the funded status of a defined benefit retirement plan (other than a multi-employer plan) as an asset or liability in its balance sheet and to recognize changes in funded status through comprehensive income (loss) in the year in which the changes occur.  The adoption of SFAS 158 reduced the amount of consolidated equity reported by the Company as of December 31, 2006, by $162.9 million.  In addition, SFAS 158 requires current liability classification when the actuarial present value of benefits payable in the next twelve months exceeds the fair value of plan assets.  See note 3 for more information.

The Company adopted Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 108, effective December 31, 2006, which is codified as SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB 108 requires companies to quantify misstatements using both a balance sheet and an income statement approach (“dual method” approach) and to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors.  Prior to the adoption of SAB 108, the Company evaluated errors using only the income statement approach.

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

Standards Not Yet Adopted
In December 2007, the FASB issued SFAS 141(R), Business Combinations.  SFAS 141(R) establishes requirements for an acquirer to record the assets acquired, liabilities assumed, and any related noncontrolling interest related to the acquisition of a controlled subsidiary, measured at fair value as of the acquisition date.  The Company is required to adopt SFAS 141(R) in the first quarter of 2009.  In 2008, the Company expensed all acquisition costs for transactions that were expected to close in 2009.  The Company is currently evaluating the further potential impact, if any, of the adoption of SFAS 141(R) on the Company’s results of operations and financial position.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.  SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest, also known as minority interest, in a subsidiary and for the deconsolidation of a subsidiary.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  At December 31, 2008, the Company’s minority interest was $91.3 million.  SFAS 160 is effective for the Company beginning in 2009. The Company is still assessing the potential effect of the adoption of SFAS 160 on its results of operations or financial position.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after November 15, 2008 (the Company’s fiscal year 2009). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. The Company does not believe the adoption of SFAS 161 will have a material impact on its financial statements.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. The Company does not believe the adoption of SFAS 162 will have a material impact on its results of operations or financial position.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which is effective for fiscal years beginning after December 15, 2008.  FSP EITF 03-6-1 affects entities that accrue cash dividends (whether paid or unpaid) on share-based payment awards during the award’s service period for dividends that are nonforfeitable.  The FASB concluded that unvested awards containing rights to nonforfeitable dividends are participating securities.  Because unvested awards containing such rights are considered participating securities, issuing entities will be required to compute basic and diluted earnings per share under the two-class method.  The Company is required to adopt FSP EITF 03-6-1 in the first quarter of 2009.  The Company does not believe the adoption of FSP EITF 03-6-1 will have a material effect on its financial statements.

In December 2008, the FASB issued FSP 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which is effective for fiscal years ending after December 15, 2009 (the Company’s fiscal year 2010). FSP 132(R)-1 requires disclosures about fair value measurements of plan assets that would be similar to the disclosures about fair value measurements required by SFAS 157. The Company is assessing the potential effect of the adoption of FSP 132(R)-1 on its financial statements.

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

The sensitivity analyses discussed below for the market risk exposures were based on the facts and circumstances in effect at December 31, 2008.  Actual results will be determined by a number of factors that are not under management’s control and could vary materially from those disclosed.

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

Based on the contractual interest rates on the floating rate debt at December 31, 2008, a hypothetical 10% increase in rates would increase cash outflows by approximately $0.2 million over a twelve-month period.  In other words, the Company’s weighted average interest rate on its floating rate instruments was 2.4% per annum at December 31, 2008.  If that average rate were to increase by 0.2 percentage points to 2.6%, the cash outflows associated with these instruments would increase by $0.2 million annually.  The effect on the fair value of the Company’s Dominion Terminal Associates debt for a hypothetical 10% decrease in the yield curve from year-end 2008 levels would result in a $3.5 million increase in the fair value of this debt.

Foreign Currency Risk

The Company has exposure to the effects of foreign currency exchange rate fluctuations on the results of all of its foreign operations.  The Company’s foreign operations generally use local currencies to conduct business but their results are reported in U.S. dollars.

The Company is exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of domestic and foreign operations. To mitigate these exposures, the Company, from time to time, enters into foreign currency forward contracts.  At December 31, 2008, no foreign currency forward contracts were outstanding.  The Company does not use derivative financial instruments to hedge investments in foreign subsidiaries since such investments are long-term in nature.

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from year-end 2008 levels against all other currencies of countries in which the Company has continuing operations are as follows:

Hypothetical Effects
(In millions)	Increase/ (decrease)

Translation of 2008 earnings into U.S. dollars (a)	$(18.3)
Transactional exposures (a)	1.0
Translation of net assets of foreign subsidiaries (b)	(53.9)
(a)  Reflected in the consolidated statements of income.
(b)  Reflected in the consolidated statements of comprehensive income (loss).

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
FOR THE YEAR ENDED DECEMBER 31, 2008

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.” Based on our assessment, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

KPMG LLP, the independent registered public accounting firm which audits the Company’s consolidated financial statements, has issued an attestation report of the Company’s internal control over financial reporting.  KPMG’s attestation report appears on page 59.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The Brink’s Company:

We have audited The Brink’s Company’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Brink’s Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Brink’s Company and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 2, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia
March 2, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The Brink’s Company:

We have audited the accompanying consolidated balance sheets of The Brink’s Company and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Brink’s Company and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Brink’s Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia
March 2, 2009

THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets

	December 31,
(In millions, except per share amounts)	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$250.9	196.4
Accounts receivable (net of allowance: 2008 – $6.8; 2007 – $10.8)	450.7	491.9
Prepaid expenses and other	99.7	93.5
Deferred income taxes	31.1	63.9
Total current assets	832.4	845.7

Property and equipment, net	534.0	1,118.4
Goodwill	139.6	141.3
Deferred income taxes	202.6	90.1
Other	107.2	198.8

Total assets	$1,815.8	2,394.3

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$7.2	12.4
Current maturities of long-term debt	8.4	11.0
Accounts payable	137.8	171.9
Income taxes payable	21.2	14.9
Accrued liabilities	360.5	429.7
Total current liabilities	535.1	639.9

Long-term debt	173.0	89.2
Accrued pension costs	373.4	58.0
Retirement benefits other than pensions	249.9	104.3
Deferred revenue	-	178.6
Deferred income taxes	21.5	29.8
Minority interest	91.3	68.2
Other	157.6	180.0
Total liabilities	1,601.8	1,348.0

Commitments and contingent liabilities (notes 3, 4, 11, 13, 16 and 20)

Shareholders’ equity:
Common stock, par value $1 per share:
Shares authorized: 100.0
Shares issued and outstanding: 2008 – 45.7; 2007 – 48.4	45.7	48.4
Capital in excess of par value	486.3	452.6
Retained earnings	310.0	675.8
Accumulated other comprehensive income (loss):
Benefit plan experience loss	(603.7)	(146.3)
Benefit plan prior service cost	(4.5)	(7.4)
Foreign currency translation	(20.4)	22.0
Unrealized gains on marketable securities	0.6	1.2
Accumulated other comprehensive loss	(628.0)	(130.5)

Total shareholders’ equity	214.0	1,046.3

Total liabilities and shareholders’ equity	$1,815.8	2,394.3

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
(In millions, except per share amounts)	2008	2007	2006

Revenues	$3,163.5	2,734.6	2,354.3

Costs and Expenses:
Cost of revenues	2,505.1	2,194.9	1,893.4
Selling, general and administrative expenses	434.5	379.8	356.4
Total costs and expenses	2,939.6	2,574.7	2,249.8
Other operating income, net	4.6	1.1	6.2

Operating profit	228.5	161.0	110.7

Interest expense	(12.0)	(10.8)	(12.0)
Interest and other income, net	8.1	10.5	16.9
Income from continuing operations before income taxes and minority interest	224.6	160.7	115.6
Provision for income taxes	53.0	59.5	44.2
Minority interest	39.8	22.8	18.3

Income from continuing operations	131.8	78.4	53.1

Income from discontinued operations, net of tax	51.5	58.9	534.1

Net income	$183.3	137.3	587.2

Earnings per common share
Basic:
Continuing operations	$2.85	1.68	1.06
Discontinued operations	1.11	1.27	10.69
Net income	3.96	2.95	11.75

Diluted:
Continuing operations	$2.82	1.67	1.05
Discontinued operations	1.10	1.25	10.58
Net income	3.93	2.92	11.64

Weighted-average shares
Basic	46.3	46.5	50.0
Diluted	46.7	47.0	50.5

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(In millions)	2008	2007	2006

Net income	$183.3	137.3	587.2

Other comprehensive income (loss):
Benefit plan experience:
Net experience gains (losses) arising during the year	(501.2)	112.6	-
Tax benefit (provision) related to net experience gains and losses arising during the year	32.7	(40.8)	-
Reclassification adjustment for amortization of prior net experience loss included in net income	11.8	27.1	-
Tax benefit related to reclassification adjustment	(0.7)	(8.9)	-
Benefit plan experience gain (loss), net of tax	(457.4)	90.0	-

Benefit plan prior service credit (cost):
Prior service credit from plan amendment during the year	3.1	0.1	-
Tax provision related to prior service credit from plan amendment during the year	(0.5)	-	-
Reclassification adjustment for amortization of prior service cost (credit) included in net income	(0.3)	1.3	-
Tax benefit related to reclassification adjustment	0.6	-	-
Benefit plan prior service credit, net of tax	2.9	1.4	-

Minimum pension liability adjustments:
Adjustments to minimum pension liability	-	-	90.0
Tax provision related to minimum pension liability adjustment	-	-	(31.7)
Reclassification for sale of BAX Global Inc.	-	-	11.1
Minimum pension liability adjustments, net of tax	-	-	69.4

Foreign currency:
Translation adjustments arising during the year	(44.7)	39.9	29.0
Tax benefit (provision) related to translation adjustments	0.8	(0.1)	(0.1)
Reclassification adjustment for dispositions of businesses	-	(0.1)	(12.9)
Foreign currency translation adjustments, net of tax	(43.9)	39.7	16.0

Marketable securities:
Unrealized net gains (losses) on marketable securities arising during the year	(7.2)	1.1	2.0
Tax benefit (provision) related to unrealized net gains and losses on marketable securities	2.6	(0.4)	(0.7)
Reclassification adjustment for net (gains) losses realized in net income	6.2	(1.4)	(1.0)
Tax provision (benefit) related to reclassification adjustment	(2.2)	0.5	0.4
Unrealized net gains (losses) on marketable securities, net of tax	(0.6)	(0.2)	0.7

Other comprehensive income (loss)	(499.0)	130.9	86.1

Comprehensive income (loss)	$(315.7)	268.2	673.3

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2008, 2007 and 2006
			Capital		The Brink's Company	Accumulated
			in Excess		Employee	Other
	Shares	Common	of Par	Retained	Benefits	Comprehensive
(In millions)	(a)	Stock	Value	Earnings	Trust (a)	Loss	Total
Balance as of December 31, 2005	58.7	$58.7	530.6	488.0	(55.2)	(184.6)	837.5
Net income	-	-	-	587.2	-	-	587.2
Other comprehensive income	-	-	-	-	-	86.1	86.1
Shares repurchased (see note 15):
“Dutch auction” self-tender offer	(10.4)	(10.4)	(89.0)	(431.5)	-	-	(530.9)
Other	(1.8)	(1.8)	(15.9)	(82.3)	-	-	(100.0)
Dividends ($0.2125 per share)	-	-	-	(10.1)	-	-	(10.1)
Shares issued to Employee Benefits Trust
(see notes 1 and 15)	2.0	2.0	(2.0)	-	-	-	-
Share-based compensation:
Stock options:
Compensation expense (b)	-	-	17.7	-	-	-	17.7
Consideration from exercise of stock options	-	-	18.6	-	-	-	18.6
Excess tax benefit of stock compensation	-	-	6.1	-	-	-	6.1
Other share-based benefit programs	-	-	4.5	(0.2)	-	-	4.3
Retire shares of common stock	-	-	(0.7)	(1.5)	-	-	(2.2)
Adoption of new accounting standards:
Statement of Financial Accounting Standard
(“SFAS”) 123(R) (see note 1)	-	-	(55.2)	-	55.2	-	-
SFAS 158, net of income taxes of $110.2
(see note 1)	-	-	-	-	-	(162.9)	(162.9)
Securities and Exchange Commission
Staff Accounting Bulletin 108, net of
income taxes of $1.4 (see note 1)	-	-	-	2.4	-	-	2.4
Balance as of December 31, 2006	48.5	48.5	414.7	552.0	-	(261.4)	753.8
Net income	-	-	-	137.3	-	-	137.3
Other comprehensive income	-	-	-	-	-	130.9	130.9
Shares repurchased (see note 15)	(0.1)	(0.1)	(0.5)	(3.0)	-	-	(3.6)
Dividends ($0.3625 per share)	-	-	-	(16.5)	-	-	(16.5)
Share-based compensation:
Stock options:
Compensation expense (b)	-	-	11.7	-	-	-	11.7
Consideration from exercise of stock options	-	-	12.6	-	-	-	12.6
Excess tax benefit of stock compensation	-	-	5.9	-	-	-	5.9
Other share-based benefit programs	-	-	8.4	(0.3)	-	-	8.1
Retire shares of common stock	-	-	(0.2)	(0.7)	-	-	(0.9)
Adoption of - Financial Accounting Standards Board
Interpretation 48 (see notes 1 & 4)	-	-	-	7.0	-	-	7.0
Balance as of December 31, 2007	48.4	48.4	452.6	675.8	-	(130.5)	1,046.3
Net income	-	-	-	183.3	-	-	183.3
Other comprehensive loss	-	-	-	-	-	(499.0)	(499.0)
Shares repurchased (see note 15)	(1.0)	(1.0)	(9.8)	(45.7)	-	-	(56.5)
Termination of Employee Benefits Trust	(1.7)	(1.7)	1.7	-	-	-	-
Dividends ($0.40 per share)	-	-	-	(18.2)	-	-	(18.2)
Share-based compensation:
Stock options:
Compensation expense (b)	-	-	9.5	-	-	-	9.5
Consideration from exercise of stock options	0.1	0.1	18.5	-	-	-	18.6
Excess tax benefit of stock compensation	-	-	13.3	-	-	-	13.3
Other share-based benefit programs	0.1	0.1	4.3	(0.3)	-	-	4.1
Retire shares of common stock	(0.2)	(0.2)	(3.8)	(16.0)	-	-	(20.0)
Spin-off of Brink’s Home Security Holdings, Inc
(see note 1)	-	-	-	(468.9)	-	1.5	(467.4)
Balance as of December 31, 2008	45.7	$45.7	486.3	310.0	-	(628.0)	214.0
(a)	Includes 1.7 million shares at December 31, 2007, held by The Brink’s Company Employee Benefits Trust that were not allocated to participants (2.3 million shares at December 31, 2006, and 1.2 million shares at December 31, 2005). The trust was terminated in 2008 (see note 15).
(b)	Includes amounts classified as discontinued operations.

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
(In millions)	2008	2007	2006

Cash flows from operating activities:
Net income	$183.3	137.3	587.2
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(51.5)	(58.9)	(534.1)
Depreciation and amortization	122.3	110.0	93.0
Minority interest	39.8	22.8	18.3
Compensation expense for stock options	7.8	10.1	9.9
Deferred income taxes	(20.0)	9.9	166.8
Impairment charges:
Marketable securities	7.1	-	-
Long-lived assets	1.9	2.5	1.5
Provision for uncollectible accounts receivable	3.2	(0.1)	(0.1)
Retirement benefit funding (more) less than expense:
Pension	(12.2)	(7.7)	9.2
Other than pension	(5.1)	1.1	(250.0)
Health benefit act	(3.5)	(6.4)	(7.4)
Other operating, net	(11.3)	1.7	6.3
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(24.1)	0.3	(35.7)
Accounts payable, income taxes payable and accrued liabilities	44.3	35.2	(206.8)
Prepaid and other current assets	(21.8)	(7.3)	(13.2)
Other, net	(5.8)	11.5	16.9
Discontinued operations, net	172.7	191.7	170.5
Net cash provided by operating activities	427.1	453.7	32.3

Cash flows from investing activities:
Capital expenditures	(165.3)	(141.8)	(113.8)
Acquisitions	(11.7)	(13.4)	(14.4)
Marketable securities:
Purchases	(3.5)	(1.8)	(1,663.7)
Sales	2.5	1.3	1,654.1
Cash proceeds from disposal of:
BAX Global, net of $90.3 of cash disposed	-	-	1,010.5
Other property, equipment and investments	16.9	14.0	5.1
Cash retained by BHS	(50.0)	-	-
Other, net	2.0	(0.3)	0.5
Discontinued operations, net	(150.8)	(175.5)	(170.6)
Net cash provided (used) by investing activities	(359.9)	(317.5)	707.7

Cash flows from financing activities:
Long-term debt:
Additions	-	6.9	2.9
Repayments	(12.6)	(12.1)	(89.0)
Revolving credit facilities borrowings (repayments), net	93.5	(33.5)	(68.3)
Short-term borrowings (repayments), net	(4.4)	(23.2)	5.6
Repurchase shares of common stock of The Brink’s Company	(56.6)	(2.7)	(630.9)
Dividends to:
Shareholders of The Brink’s Company	(18.2)	(16.5)	(10.1)
Minority interest holders in subsidiaries	(12.4)	(7.2)	(9.0)
Proceeds from exercise of stock options	16.2	12.6	18.6
Excess tax benefits associated with stock compensation	12.5	5.8	5.1
Minimum tax withholdings associated with stock compensation	(17.6)	(0.8)	(2.2)
Other, net	-	0.4	(0.5)
Discontinued operations, net	-	(14.8)	(5.2)
Net cash provided (used) by financing activities	0.4	(85.1)	(783.0)
Effect of exchange rate changes on cash	(13.1)	8.1	5.4
Cash and cash equivalents:
Increase (decrease)	54.5	59.2	(37.6)
Balance at beginning of year	196.4	137.2	96.2
Amount held by BAX Global at December 31, 2005	-	-	78.6
Balance at end of year	$250.9	196.4	137.2

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation
The Brink’s Company (along with its subsidiaries, “Brink’s” or the “Company”), based in Richmond, Virginia, is a leading provider of secure transportation, cash logistics and other security-related services to banks and financial institutions, retailers, government agencies, mints, jewelers and other commercial operations around the world.  Brink’s is the oldest and largest secure transportation and cash logistics company in the U.S., and a market leader in many other countries.

On October 31, 2008, the Company distributed all of its interest in Brink’s Home Security Holdings, Inc. (“BHS”) to the Company’s stockholders of record as of the close of business on October 21, 2008, in a tax-free distribution.  BHS offered monitored security services in North America primarily for owner-occupied, single-family residences and, to a lesser extent, commercial properties.

Net assets for BHS as of October 31, 2008, were as follows:

(In millions)	October 31, 2008

ASSETS

Current assets:
Cash and cash equivalents	$50.0
Accounts receivable, net	37.3
Deferred income taxes and other	33.0
Total current assets	120.3

Property and equipment, net	651.4
Deferred subscriber acquisition costs and other	87.8
Total assets	859.5

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	55.5
Deferred revenue	43.2
Total current liabilities	98.7

Deferred revenue	181.4
Deferred income taxes and other	112.0
Total liabilities	392.1

Net assets	$467.4

On January 31, 2006, the Company sold BAX Global Inc. (“BAX Global”), a wholly owned freight transportation subsidiary, for approximately $1 billion in cash and recorded a pretax gain of approximately $587 million.  On August 5, 2007, the Company sold Brink’s United Kingdom domestic cash handling operations.  Each of these operations has been reported within discontinued operations for all periods presented.   In prior years, the Company sold its natural resource businesses and interests, and adjustments to contingent liabilities of these former operations have also been reported within discontinued operations.  The Company has significant liabilities associated with its former coal operations and expects to have ongoing expenses and cash outflows related to these obligations.  See notes 3, 16 and 20.

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

Revenue Recognition
Brink’s. Revenue is recognized when services related to armored car transportation, ATM servicing, cash logistics, coin sorting and wrapping and the secure transportation of valuables are performed. Customer contracts have prices that are fixed and determinable and the Company assesses the customer’s ability to meet the contractual terms, including payment terms, before entering into contracts.  Customer contracts generally are automatically extended after the initial contract period until either party terminates the agreement.

BHS (discontinued operation).  Monitoring revenues were recognized monthly as services were provided pursuant to the terms of subscriber contracts, which had contract prices that were fixed and determinable.  BHS assessed the subscriber’s ability to meet the contract terms, including payment terms, before entering into the contract.  Generally, nonrefundable installation revenues and a portion of the related direct costs of acquiring new subscribers (primarily sales commissions) were deferred and recognized over an estimated 15 year subscriber relationship period.  When an installation was identified for disconnection, any unamortized deferred revenues and deferred costs related to that installation were recognized at that time.

BAX Global (discontinued operation).  Revenues related to transportation services were recognized, together with related variable transportation costs, on the date shipments departed from facilities en route to destination locations.  BAX Global and its customers agreed to the terms of the shipments, including pricing, prior to shipment.  Pricing terms were fixed and determinable, and BAX Global only agreed to shipments when it believed that the collectibility of related billings was reasonably assured.  Export freight service revenues were shared among the origin and destination countries.

Taxes collected from customers.  Taxes collected from customers and remitted to governmental authorities are not included in revenues in the consolidated statements of income.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits and investments with original maturities of three months or less.

Marketable Securities
The Company has marketable securities held as of December 31, 2008 and 2007 designated as available-for-sale securities for purposes of Statement of Financial Accounting Standards (“SFAS”) 115, Accounting for Certain Investments in Debt and Equity Securities.  Unrealized gains and losses on available-for-sale securities are generally reported in accumulated other comprehensive income (loss) until realized.  Declines in value judged to be other-than-temporary are reported in interest and other income, net.

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

Estimated Useful Lives	Years
Buildings	16 to 25
Building leasehold improvements	3 to 10
Vehicles	3 to 10
Capitalized software	3 to 5
Other machinery and equipment	3 to 10
Machinery and equipment leasehold improvements	3 to 10

Expenditures for routine maintenance and repairs on property and equipment are charged to expense.  Major renewals, betterments and modifications are capitalized and amortized over the lesser of the remaining life of the asset or, if applicable, the lease term.

BHS (discontinued operation) retained ownership of most security systems installed at subscriber locations. Costs for those systems were capitalized and depreciated over the estimated lives of the assets. Costs capitalized as part of security systems included equipment and materials used in the installation process, direct labor required to install the equipment at subscriber sites, and other costs associated with the installation process.  These other costs included the cost of vehicles used for installation purposes and the portion of telecommunication, facilities and administrative costs incurred primarily at BHS’ branches that were associated with the installation process.  Direct labor and other costs represented approximately 70% of the amounts capitalized, while equipment and materials represented approximately 30% of amounts capitalized.  In addition to regular straight-line depreciation expense each period, BHS charged to expense the carrying value of security systems estimated to be permanently disconnected based on each period’s actual disconnects and historical reconnection experience.

Goodwill and Other Intangible Assets
Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired.  Intangible assets arising from business acquisitions include customer lists, covenants not to compete, and other identifiable intangibles.  Intangible assets that are subject to amortization have, at December 31, 2008, useful lives ranging from 1 to 8 years and are amortized primarily on a straight-line basis.

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

Retirement Benefit Plans
The Company accounts for its pension plans under SFAS 87, Employers’ Accounting for Pensions, as amended.  The Company accounts for other retirement benefit plans under SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, as amended.  See “New Accounting Standards – Adopted Standards,” below for an amendment to SFAS 87 and 106 that was effective December 31, 2006.

Prior to 2007, the Company selected discount rates for its U.S. plan obligations after reviewing published long-term yield information for a small number of high-quality fixed-income securities (e.g. Moody’s Aa bond yields) and yields for the broader range of long-term high-quality securities with maturities in line with expected payments.  The Company changed its method of estimating its U.S. discount rates in 2007.  As of December 31, 2007, the discount rates used to measure the present value of the Company’s benefit obligations were derived using the cash flow matching method.  Under this method, the Company compared the plan’s projected payment obligations by year with the corresponding yields on the Citigroup Pension Discount Curve and the Mercer Yield Curve. Each year’s projected cash flows were then discounted back to their present value at the measurement date and an overall discount rate was determined for each curve; the average of the two discount rates was selected and rounded to the nearest tenth of a percentage point.  The effect of the change in estimate was to increase other comprehensive income in 2007 by $46.3 million.  The Company revised its method of estimating its discount rates for its U.S. plan obligations in 2008 to use only the Mercer Yield Curve.  The discount rates selected in 2008 for its U.S. plans would have been the same under the 2007 method.  The Company uses a similar approach to the 2008 method for its U.S. plans to select the discount rates for its major non-U.S. plans.  For the other non-U.S. plans, the discount rates are developed based on a bond index within the country of domicile.

Assets of pension and other retirement benefit plans are invested primarily using actively managed accounts of equities, which include a broad array of market capitalization sizes and investment styles, and fixed income securities.  The Company’s policy does not permit certain investments, including investments in The Brink’s Company common stock, unless part of a commingled fund.  Assets are rebalanced on a quarterly basis if actual allocations of assets are outside predetermined ranges.  Among other factors, the performance of asset groups and investment managers will affect the long-term rate of return.

The Company selects the expected long-term rate of return assumption for its U.S. pension plan and retiree medical plans using advice from its investment advisor and its actuary considering the plan’s asset allocation targets and expected overall investment manager performance and a review of its most recent long-term historical average compounded rate of return.

Benefit plan experience gains and losses are recognized in other comprehensive income (loss).  Accumulated net benefit plan experience gains and losses that exceed 10% of the greater of a plan’s benefit obligation or plan assets at the beginning of the year are amortized into earnings from other comprehensive income (loss) on a straight-line basis.  The amortization period for pension plans is the average remaining service period of employees expected to receive benefits under the plans.  The amortization period for other retirement plans is primarily the average remaining life expectancy of inactive participants.

Income Taxes
Deferred tax assets and liabilities are recorded to recognize the expected future tax benefits or costs of events that have been, or will be, reported in different years for financial statement purposes than tax purposes.  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which these items are expected to reverse.  Management periodically reviews recorded deferred tax assets to determine if it is more-likely-than-not that they will be realized.  If management determines it is not more-likely-than-not that a deferred tax asset will be realized, an offsetting valuation allowance is recorded, reducing comprehensive income (loss) and the deferred tax asset in that period.  See “New Accounting Standards – Adopted Standards” below for more information.

Foreign Currency Translation
The Company’s consolidated financial statements are reported in U.S. dollars.  The Company’s foreign subsidiaries maintain their records primarily in the currency of the country in which they operate.  Assets and liabilities of foreign subsidiaries are translated into U.S. dollars using rates of exchange at the balance sheet date.  Translation adjustments are recorded in other comprehensive income (loss).  Revenues and expenses are translated at rates of exchange in effect during the year.  Transaction gains and losses are recorded in net income.

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

Use of Estimates
In accordance with U.S. generally accepted accounting principles (“GAAP”), management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements.  Actual results could differ materially from those estimates.  The most significant estimates used by management are related to goodwill and other long-lived assets, pension and other retirement benefit obligations, deferred tax assets and foreign currency translation.

New Accounting Standards

Adopted Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosure of fair value measurements.  SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability.  The Company adopted SFAS 157, effective January 1, 2008, for financial assets and financial liabilities.  The implementation of SFAS 157, as it relates to the Company’s financial assets and financial liabilities did not have a material effect on the Company’s results of operations or financial position.

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

The Company adopted SFAS 123(R), Share-Based Payment, effective January 1, 2006.  Prior to adopting SFAS 123(R), the Company accounted for share-based compensation using the intrinsic-value method under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, as permitted by SFAS 123, Accounting for Stock-Based Compensation, the predecessor to SFAS 123(R).  Under the intrinsic-value method no share-based compensation cost was recognized as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  SFAS 123(R) eliminates the use of the intrinsic-value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the fair value of those awards.  In addition, SFAS 123(R) requires additional accounting and disclosures for the income tax and cash flow effects of share-based payment arrangements.

The Company adopted SFAS 123(R) using the “modified prospective” transition method.  Under the modified prospective transition method, the Company began recognizing share-based compensation costs on January 1, 2006, but did not restate prior periods.  The amount of compensation cost recognized was computed based on the requirements of SFAS 123(R) for share-based awards granted, modified or settled in 2006, and based on the requirements of SFAS 123 for the unvested portion of awards granted prior to 2006.  Under SFAS 123(R), cash flows from the benefit of tax deductions for stock options in excess of compensation cost are classified in the consolidated statements of cash flows as a financing activity.  In addition, under SFAS 123(R), the Company did not separately report The Brink’s Company Employee Benefits Trust (the “Employee Benefits Trust”) in its consolidated statement of shareholders’ equity and consolidated balance sheet; it was offset with capital in excess of par value until the Employee Benefits Trust was terminated in 2008.  See note 15 for more information.

The Company adopted SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), effective December 31, 2006.  Prior to the adoption of SFAS 158, the Company accounted for its pension plans under SFAS 87, Employers’ Accounting for Pensions, as previously amended, and for its UMWA retiree medical plans and black lung obligations under SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, as previously amended.  SFAS 158 requires companies to recognize the funded status of a defined benefit retirement plan (other than a multi-employer plan) as an asset or liability in its balance sheet and to recognize changes in funded status through comprehensive income (loss) in the year in which the changes occur.  The adoption of SFAS 158 reduced the amount of consolidated equity reported by the Company as of December 31, 2006, by $162.9 million.  In addition, SFAS 158 requires current liability classification when the actuarial present value of benefits payable in the next twelve months exceeds the fair value of plan assets.  See note 3 for more information.

The changes in the balance sheet at December 31, 2006, arising from the adoption of SFAS 158 are included below:

	December 31, 2006
	Before adoption of	Changes due to	After adoption of
(In millions)	SFAS 158	SFAS 158	SFAS 158

Noncurrent deferred income tax asset	$32.0	110.2	142.2
Accrued liabilities	432.9	(46.8)	386.1
Accrued pension costs	94.5	41.0	135.5
Retirement benefits other than pensions	(98.8)	278.9	180.1
Accumulated other comprehensive loss	(98.5)	(162.9)	(261.4)

The Company adopted Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 108, effective December 31, 2006, which is codified as SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB 108 requires companies to quantify misstatements using both a balance sheet and an income statement approach (“dual method” approach) and to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors.  Prior to the adoption of SAB 108, the Company evaluated errors using only the income statement approach.

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

Standards Not Yet Adopted
In December 2007, the FASB issued SFAS 141(R), Business Combinations.  SFAS 141(R) establishes requirements for an acquirer to record the assets acquired, liabilities assumed, and any related noncontrolling interest related to the acquisition of a controlled subsidiary, measured at fair value as of the acquisition date.  The Company is required to adopt SFAS 141(R) in the first quarter of 2009.  In 2008, the Company expensed all acquisition costs for transactions that were expected to close in 2009.  The Company is currently evaluating the further potential impact, if any, of the adoption of SFAS 141(R) on the Company’s results of operations and financial position.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.  SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest, also known as minority interest, in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  At December 31, 2008, the Company’s minority interest was $91.3 million.  SFAS 160 is effective for the Company beginning in 2009. The Company is still assessing the potential effect of the adoption of SFAS 160 on its results of operations or financial position.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after November 15, 2008 (the Company’s fiscal year 2009). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities. The Company does not believe the adoption of SFAS 161 will have a material impact on its financial statements.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not believe the adoption of SFAS 162 will have a material impact on its results of operations or financial position.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which is effective for fiscal years beginning after December 15, 2008.  FSP EITF 03-6-1 affects entities that accrue cash dividends (whether paid or unpaid) on share-based payment awards during the award’s service period for dividends that are nonforfeitable.  The FASB concluded that unvested awards containing rights to nonforfeitable dividends are participating securities.  Because unvested awards containing such rights are considered participating securities, issuing entities will be required to compute basic and diluted earnings per share under the two-class method.  The Company is required to adopt FSP EITF 03-6-1 in the first quarter of 2009.  The Company does not believe the adoption of FSP EITF 03-6-1 will have a material effect on its financial statements.

In December 2008, the FASB issued FSP 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which is effective for fiscal years ending after December 15, 2009 (the Company’s fiscal year 2010). FSP 132(R)-1 requires disclosures about fair value measurements of plan assets that would be similar to the disclosures about fair value measurements required by SFAS 157. The Company is assessing the potential effect of the adoption of FSP 132(R)-1 on its financial statements.

Note 2 – Segment Information

SFAS 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments.  Segments are identified by the Company based on how resources are allocated and operating decisions are made.  Management evaluates performance and allocates resources based on operating profit or loss, excluding corporate allocations.  Although the Company had four operating segments at December 31, 2008, under the aggregation criteria set forth in SFAS 131, the Company conducts business in two geographic reportable segments: International and North America.  Prior to the spin-off of BHS in October of 2008, the Company's two reportable segments were Brink’s and BHS.

The primary services of the reportable segments include:
•	Cash-in-transit (“CIT”) armored car transportation
•	Automated teller machine (“ATM”) replenishment and servicing
•	Money processing
•	Global Services – arranging secure long-distance transportation of valuables
•	Cash Logistics – supply chain management of cash; from point-of-sale through transport, vaulting and bank deposit
•	Guarding services, including airport security

Brink’s operates in approximately 50 countries.

	Revenues			Operating Profit (Loss)
	Years Ended December 31,			Years Ended December 31,
(In millions)	2008	2007	2006	2008	2007	2006

Business Segments

International	$2,231.3	1,848.3	1,524.3	$215.0	152.9	114.2
North America	932.2	886.3	830.0	56.9	70.4	69.9
Business segments	3,163.5	2,734.6	2,354.3	271.9	223.3	184.1
Corporate expense, net	-	-	-	(55.3)	(48.4)	(46.9)
Former operations expense, net	-	-	-	11.9	(13.9)	(26.5)
	$3,163.5	2,734.6	2,354.3	$228.5	161.0	110.7

	Capital Expenditures			Depreciation and Amortization
	Years Ended December 31,			Years Ended December 31,
(In millions)	2008	2007	2006	2008	2007	2006

Business Segments

International	$112.7	94.8	85.0	$85.7	75.3	61.4
North America	52.4	46.8	28.5	30.6	29.3	27.4
Corporate	0.2	0.2	0.3	0.4	0.4	0.7
Property and equipment	165.3	141.8	113.8	116.7	105.0	89.5
Amortization of intangible assets:
International	-	-	-	4.8	4.4	3.3
North America	-	-	-	0.8	0.6	0.2
	$165.3	141.8	113.8	122.3	110.0	93.0

	Assets
	December 31,
(In millions)	2008	2007	2006

Business Segments

International	$1,289.1	1,187.8	1,029.9
North America	341.9	329.5	305.0
Business Segments	1,631.0	1,517.3	1,334.9
Corporate and former operations	184.8	160.7	206.8
Discontinued operations	-	716.3	646.3
	$1,815.8	2,394.3	2,188.0

	Long-Lived Assets (a)			Revenues
	December 31,			Years Ended December 31,
(In millions)	2008	2007 (b)	2006 (b)	2008	2007	2006

Geographic

Non-U.S.:
France	$167.0	180.8	160.8	$697.7	628.8	546.5
Venezuela	75.0	61.3	50.2	350.9	224.9	171.7
Other	309.2	328.9	280.9	1,352.3	1,139.2	922.5
Subtotal	551.2	571.0	491.9	2,400.9	1,992.9	1,640.7
United States	143.5	797.4	716.7	762.6	741.7	713.6
	$694.7	1,368.4	1,208.6	$3,163.5	2,734.6	2,354.3
(a)	Long-lived assets include property and equipment, net; goodwill; other intangible assets, net; and deferred charges.
(b)	Includes $689.2 million in 2007 and $615.4 million in 2006 related to BHS, principally in the United States.

Revenues are recorded in the country where service is initiated or performed. No single customer represents more than 10% of total revenue.
	December 31,
(In millions)	2008	2007 (a)	2006 (a)

Net assets outside the U.S.

Europe, Middle East and Africa	$365.0	349.1	246.3
Latin America (b)	258.5	173.9	133.5
Asia Pacific	26.6	33.6	32.7
Other	30.1	48.7	34.6
	$680.2	605.3	447.1
(a)	Includes net liabilities of $2.6 million in 2007 and $3.7 million in 2006 related to BHS Canadian operations.
(b)
Includes $129.6 million of net assets at December 31, 2008, held by Venezuelan subsidiaries.  The transfer of these assets outside of Venezuela requires government approval if paid using official exchange rates. Transferring these net assets outside of Venezuela at the less-favorable market rate is not subject to government approval.

	December 31,
(In millions)	2008	2007	2006

Investments in unconsolidated equity affiliates

International	$13.1	12.6	10.4
Other	-	4.7	4.8
	$13.1	17.3	15.2

Share of earnings of unconsolidated equity affiliates

International	$4.7	3.0	3.0
Other	0.3	0.3	0.3
	$5.0	3.3	3.3

Undistributed earnings of equity affiliates included in consolidated retained earnings approximated $8.1 million at December 31, 2008, $8.1 million at December 31, 2007, and $7.1 million at December 31, 2006.

Note 3 – Retirement Benefits

The Company has various defined-benefit pension plans covering eligible current and former employees.  Benefits under most plans are based on salary and years of service.

The Company’s policy is to fund at least the minimum actuarially determined amounts required by applicable regulations.

The Company has retained the obligations and assets related to the participation of BHS employees in the Company’s U.S. pension plans.  Pension expenses for BHS employees for the years presented have been included in discontinued operations.  After October 31, 2008, the spin-off date, pension expenses related to participation by BHS employees in U.S. pension plans were included in continuing operations.

The Brink’s Canada Pension Plan included BHS participants prior to the spin-off.  After the spin-off of BHS, the Company executed a partial termination of the Brink’s Canada Pension Plan with respect to the BHS participants. The Company expects to pay lump sum distributions or purchase annuities for all BHS participants in 2009 for their accrued-to-date benefits.  Pension expenses for BHS participation in the Brink’s Canada Pension Plan for the years presented have been included in discontinued operations.

The weighted-average assumptions used in determining the net pension cost and benefit obligations for the Company’s pension plans were as follows:

	U.S. Plans			Non-U.S. Plans
	2008	2007	2006	2008	2007	2006

Discount rate:
Pension cost	6.4%	5.8%	5.5%	5.5%	4.8%	4.8%
Benefit obligation at year end	6.2%	6.4%	5.8%	6.2%	5.5%	4.8%

Expected return on assets – Pension cost	8.8%	8.8%	8.8%	5.9%	5.6%	5.8%

Average rate of increase in salaries (a):
Pension cost	N/A (b)	N/A (b)	N/A (b)	3.0%	3.0%	3.1%
Benefit obligation at year end	N/A (b)	N/A (b)	N/A (b)	4.0%	3.0%	3.0%
(a)	Salary scale assumptions are determined through historical experience and vary by age and industry.
(b)	The U.S. plan benefits were frozen at December 31, 2005, and pension benefit payments will be based on salaries earned through December 31, 2005.

The RP-2000 Combined Healthy Blue Collar mortality table and the RP-2000 Combined Healthy White Collar mortality table were used to estimate the expected lives of participants in the U.S. pension plans.   Expected lives of participants in non-U.S. pension plans were estimated using mortality tables in the country of operation.

The net pension cost for the Company’s pension plans is as follows:

(In millions)	U.S. Plans			Non-U.S. Plans			Total
Years Ended December 31,	2008	2007	2006	2008	2007	2006	2008	2007	2006

Service cost	$-	-	-	$9.7	9.2	8.0	$9.7	9.2	8.0
Interest cost on PBO	45.9	44.2	42.0	12.8	10.3	8.7	58.7	54.5	50.7
Return on assets - expected	(58.9)	(53.5)	(50.6)	(11.6)	(10.0)	(8.4)	(70.5)	(63.5)	(59.0)
Amortization of losses	1.6	13.3	17.1	3.7	3.1	3.3	5.3	16.4	20.4
Net pension cost	$(11.4)	4.0	8.5	$14.6	12.6	11.6	$3.2	16.6	20.1

Included in:
Continuing operations	$(10.9)	3.9	8.0	$14.4	11.7	10.1	$3.5	15.6	18.1
Discontinued operations (a)	(0.5)	0.1	0.5	0.2	0.9	1.5	(0.3)	1.0	2.0
Net pension cost	$(11.4)	4.0	8.5	$14.6	12.6	11.6	$3.2	16.6	20.1
(a)
Amounts related to BHS participants in U.S. plans are shown in discontinued operation for all years presented.  However, in 2009 and later years, these costs will be shown in continuing operations as the Company has retained the liabilities related to these participants.

Changes in the projected benefit obligation (“PBO”) and plan assets for the Company’s pension plans are as follows:

(In millions)	U.S. Plans		Non-U.S. Plans		Total
Years Ended December 31,	2008	2007	2008	2007	2008	2007

PBO at beginning of year	$730.7	765.8	232.9	206.1	963.6	971.9
Service cost		-	9.7	9.2	9.7	9.2
Interest cost	45.9	44.2	12.8	10.3	58.7	54.5
Plan participant contributions	-	-	2.9	3.2	2.9	3.2
Plan settlements	-	-	(0.6)	(0.9)	(0.6)	(0.9)
Acquisitions	-	-	-	0.8	-	0.8
Benefits paid	(35.0)	(31.6)	(8.0)	(6.5)	(43.0)	(38.1)
Actuarial (gains) losses	27.7	(47.7)	(26.6)	(18.4)	1.1	(66.1)
Foreign currency exchange effects	-	-	(26.8)	26.9	(26.8)	26.9
Other	-	-	-	2.2	-	2.2
PBO at end of year	$769.3	730.7	196.3	232.9	965.6	963.6

Fair value of plan assets at beginning of year	$708.8	677.3	195.9	157.9	904.7	835.2
Return on assets – actual	(235.6)	49.5	(33.3)	8.2	(268.9)	57.7
Plan participant contributions	-	-	2.9	3.2	2.9	3.2
Employer contributions	1.9	13.6	13.8	10.2	15.7	23.8
Plan settlements	-	-	(0.6)	(0.9)	(0.6)	(0.9)
Benefits paid	(35.0)	(31.6)	(8.0)	(6.5)	(43.0)	(38.1)
Foreign currency effects	-	-	(22.8)	22.0	(22.8)	22.0
Other	-	-	-	1.8	-	1.8
Fair value of plan assets at end of year	$440.1	708.8	147.9	195.9	588.0	904.7

Funded status	$(329.2)	(21.9)	(48.4)	(37.0)	(377.6)	(58.9)

Included in:
Current, included in accrued liabilities	$3.6	0.7	0.6	0.2	4.2	0.9
Noncurrent	325.6	21.2	47.8	36.8	373.4	58.0
Net pension liability	$329.2	21.9	48.4	37.0	377.6	58.9

Changes in accumulated other comprehensive income (loss) of the Company’s pension plans are as follows:

(In millions)	U.S. Plans		Non-U.S. Plans		Total
Years Ended December 31,	2008	2007	2008	2007	2008	2007

Benefit plan experience loss recognized in
accumulated other comprehensive income (loss):
Beginning of year	$(65.1)	(122.1)	(13.9)	(31.6)	(79.0)	(153.7)
Net experience gains (losses) arising during the year	(322.2)	43.7	(18.3)	16.1	(340.5)	59.8
Reclassification adjustment for amortization of
experience loss included in net income	1.6	13.3	2.0	1.6	3.6	14.9
End of year	$(385.7)	(65.1)	(30.2)	(13.9)	(415.9)	(79.0)

Benefit plan prior service cost recognized in
accumulated other comprehensive income (loss):
Beginning of year	$-	-	(12.1)	(13.6)	(12.1)	(13.6)
Reclassification adjustment for amortization of
prior service cost included in net income	-	-	1.7	1.5	1.7	1.5
End of year	$-	-	(10.4)	(12.1)	(10.4)	(12.1)

The Company estimates that $11.7 million of experience loss and $1.5 million of prior service cost will be amortized from accumulated other comprehensive income (loss) into net pension cost during 2009.

The actuarial loss in 2008 was primarily due to the return on assets being lower than expected.  The actuarial gain in 2007 was primarily due to higher discount rates.

Information comparing plan assets to plan obligations as of December 31, 2008 and 2007 are aggregated below.  The ABO differs from the PBO in that the ABO is based on the benefit earned through the date noted.  The PBO includes assumptions about future compensation levels for plans that have not been frozen.

	ABO Greater		Plan Assets
(In millions)	Than Plan Assets		Greater Than ABO		Total
December 31,	2008	2007	2008	2007	2008	2007

PBO	$962.8	779.9	2.8	183.7	965.6	963.6
ABO	948.3	774.8	2.5	167.2	950.8	942.0
Fair value of plan assets	585.1	728.6	2.9	176.1	588.0	904.7

The Company’s weighted-average asset allocations at December 31, 2008 and 2007 by asset category are as follows:

(In millions, except percentages)	U.S. Plans				Non-U.S. Plans (a)
December 31,	2008		2007		2008		2007
	Target	Actual	Target	Actual	Target	Actual	Target	Actual

Equity securities	70%	65%	70%	68%	46%	49%	48%	49%
Debt securities	30%	35%	30%	32%	54%	51%	52%	51%
Total	100%	100%	100%	100%	100%	100%	100%	100%

Plan assets at fair value		$440.1		708.8		147.9		195.9
Actual return on assets during year		$(235.6)		49.5		(33.3)		8.2
(a)	Targets for non-U.S. asset allocations are weighted averages.

Based on December 31, 2008, data, assumptions and funding regulations, the Company is not required to make a contribution to the primary U.S. plan for the fiscal year 2009.  There are limits to the amount of benefits which can be paid to participants from a U.S. qualified pension plan.  The Company maintains a nonqualified U.S. plan to pay benefits for those eligible current and former employees in the U.S. whose benefits exceed the regulatory limits.

The Company expects to contribute approximately $3.6 million to its nonqualified U.S. pension plan and $10 million to its non-U.S. pension plans in 2009.

The Company’s projected benefit payments at December 31, 2008, for each of the next five years and the aggregate five years thereafter are as follows:

(In millions)	U.S. Plans	Non-U.S. Plans	Total

2009	$37.5	5.4	42.9
2010	39.2	6.5	45.7
2011	41.0	6.6	47.6
2012	43.0	7.8	50.8
2013	45.3	8.8	54.1
2014 through 2018	259.5	55.5	315.0
Total	$465.5	90.6	556.1

Termination Benefits
The Company periodically restructures operations and is required to pay termination benefits pursuant to contractual or legal requirements.  These termination benefits are recorded pursuant to the provisions of SFAS 88, Employers’ Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and Termination Benefits.

During 2007, one of the Company’s European subsidiaries resized its operations and accrued $2.4 million in termination benefits.
During 2006, the Company’s Australian subsidiary lost its largest customer.  The Company took actions to restructure the subsidiary in the second and third quarters, and recorded charges of $2.6 million for termination benefits.

Multi-employer Pension Plans
The Company contributes to multi-employer pension plans in a few of its non-U.S. subsidiaries.  Multi-employer pension expense for continuing operations was $2.1 million in 2008, $2.0 million in 2007 and $1.8 million in 2006. See note 16 for a description of the gain recognized in discontinued operations related to the withdrawal of multi-employer pension plans of the Company’s former coal business.

Savings Plans
The Company sponsors various defined contribution plans to help eligible employees provide for retirement.  Employees’ eligible contributions to the primary U.S. 401(k) plan are matched at 125% up to 5% of their pay.  Participants were formerly allowed to invest in common stock of the Company, but in January 2008, all Company stock investments were reallocated to other investments.  The Company’s matching contribution expense is as follows:

(In millions)
Years Ended December 31,	2008	2007	2006

U.S. 401(k)	$11.7	11.8	10.9
Other Plans	1.8	1.1	1.9
Total	$13.5	12.9	12.8

Retirement Benefits Other than Pensions

Summary
The Company provides retirement health care benefits for eligible current and former employees in the U.S. and Canada, including former employees of the former coal operations.  Retirement benefits related to the former coal operation include medical benefits provided by the Pittston Coal Group Companies Employee Benefit Plan for UMWA Represented Employees (the “UMWA plans”) as well as costs related to Black Lung obligations.

The accumulated postretirement benefit obligation (“APBO”) for each of the plans was determined using the unit credit method and an assumed discount rate as follows:

	2008	2007	2006

Weighted-average discount rate:
Postretirement cost:
UMWA plans	6.4%	5.8%	5.5%
Black lung	6.1%	5.8%	5.5%
Weighted-average	6.4%	5.8%	5.5%
Benefit obligation at year end:
UMWA plans	6.2%	6.4%	5.8%
Black lung	6.3%	6.1%	5.8%
Weighted-average	6.2%	6.4%	5.8%
Expected return on assets	8.8%	8.8%	8.8%

For UMWA plans, the assumed health care cost trend rate used to compute the 2008 APBO is 7.6% for 2009, declining ratably to 5% in 2013 and thereafter (in 2007: 8.2% for 2008 declining ratably to 5% in 2013 and thereafter).  For the black lung obligation, the assumed health care cost trend rate used to compute the 2008 and 2007 APBO was 8.0%.  Other plans in the U.S. provide for fixed-dollar value coverage for eligible participants and, accordingly, are not adjusted for inflation.

The RP-2000 Employee, Annuitant, Blue Collar and Combined Healthy Blue Collar mortality tables are primarily used to estimate expected lives of participants.

The components of net periodic postretirement cost related to retirement benefits were as follows:

(In millions)	UMWA plans			Black lung and other plans			Total
Years Ended December 31,	2008	2007	2006	2008	2007	2006	2008	2007	2006

Service cost	$-	-	-	$0.1	0.2	0.3	$0.1	0.2	0.3
Interest cost on APBO	31.3	31.2	31.8	3.0	3.6	3.5	34.3	34.8	35.3
Return on assets – expected	(38.6)	(38.6)	(34.2)	-	-	-	(38.6)	(38.6)	(34.2)
Amortization of losses	7.9	11.4	15.1	0.3	0.6	1.0	8.2	12.0	16.1
Curtailment gain (a)	-	-	-	(2.0)	-	-	(2.0)	-	-
Net periodic postretirement cost	$0.6	4.0	12.7	$1.4	4.4	4.8	$2.0	8.4	17.5
(a)  In January 2008, Brink’s announced the freezing of the Canadian retirement benefit plan.

Changes in the APBO and plan assets related to retirement health care benefits are as follows:

(In millions)	UMWA plans		Black lung and other plans		Total
Years Ended December 31,	2008	2007	2008	2007	2008	2007

APBO at beginning of year	$509.3	570.9	$61.3	61.6	$570.6	632.5
Service cost	-	-	0.1	0.2	0.1	0.2
Interest cost	31.3	31.2	3.1	3.6	34.4	34.8
Plan amendments	-	-	(3.1)	(0.1)	(3.1)	(0.1)
Benefits paid	(37.6)	(37.1)	(7.1)	(7.2)	(44.7)	(44.3)
Medicare subsidy received	3.2	3.0	-	-	3.2	3.0
Actuarial gain, net	(22.6)	(58.7)	(5.0)	2.4	(27.6)	(56.3)
Foreign currency exchange effects	-	-	(0.7)	0.8	(0.7)	0.8
APBO at end of year	$483.6	509.3	$48.6	61.3	$532.2	570.6

Fair value of plan assets at beginning of year	$460.3	459.3	$-	-	$460.3	459.3
Employer contributions	-	-	7.1	7.2	7.1	7.2
Return on assets – actual	(149.7)	35.1	-	-	(149.7)	35.1
Benefits paid	(37.7)	(37.1)	(7.1)	(7.2)	(44.8)	(44.3)
Medicare subsidy received	3.2	3.0	-	-	3.2	3.0
Fair value of plan assets at end of year	$276.1	460.3	$-	-	$276.1	460.3

Funded status	$(207.5)	(49.0)	$(48.6)	(61.3)	$(256.1)	(110.3)

Included in:
Current, included in accrued liabilities	$-	-	6.2	6.0	6.2	6.0
Noncurrent	207.5	49.0	42.4	55.3	249.9	104.3
Retirement benefits other than pension liability	$207.5	49.0	48.6	61.3	256.1	110.3

Changes in accumulated other comprehensive income (loss) of the Company’s retirement benefit plans other than pensions are as follows:

(In millions)	UMWA plans		Black lung and other plans		Total
Years Ended December 31,	2008	2007	2008	2007	2008	2007

Benefit plan experience gain (loss) recognized in
accumulated other comprehensive income (loss):
Beginning of year	$(163.2)	(229.8)	$(10.5)	(8.9)	$(173.7)	(238.7)
Net experience gains (losses) arising during the year	(165.7)	55.2	5.0	(2.4)	(160.7)	52.8
Reclassification adjustment for amortization of
experience loss (gains) included in net income	7.9	11.4	0.3	0.8	8.2	12.2
End of year	$(321.0)	(163.2)	$(5.2)	(10.5)	$(326.2)	(173.7)

Benefit plan prior service credit recognized in
accumulated other comprehensive income (loss):
Beginning of year	$-	-	$1.8	1.9	$1.8	1.9
Prior service credit from plan amendments
during the year	-	-	3.1	0.1	3.1	0.1
Reclassification adjustment for amortization or curtailment
recognition of prior service credit included in net income	-	-	(2.0)	(0.2)	(2.0)	(0.2)
End of year	$-	-	$2.9	1.8	$2.9	1.8

The Company estimates that $20.3 million of experience loss and $0.3 million of prior service credit will be amortized from accumulated other comprehensive income (loss) into net periodic postretirement cost during 2009.

The table below shows the estimated effects of a one percentage point change in the assumed health care cost trend rates for each future year.

	Effect of Change in Assumed Health Care Trend Rates
(In millions)	Increase 1%	Decrease 1%

Higher (lower):
Service and interest cost in 2008	$3.3	(2.8)
APBO at December 31, 2008	53.7	(45.8)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) provides for a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare prescription drug benefits.  Because of the broadness of coverage provided under the Company’s plan, the Company believes that the plan benefits are at least actuarially equivalent to the Medicare benefits.  The estimated effect of the legislation has been recorded as a reduction to the APBO, as permitted by FSP 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.  The estimated value of the projected federal subsidy assumes no changes in participation rates and assumes that the subsidy is received in the year after claims are paid.  The estimated reduction in per capita claim costs for participants over 65 years old was 8%.

The Company’s net periodic postretirement costs were approximately $5.5 million lower in 2008, $5.7 million lower in 2007 and $6.2 million lower in 2006 due to the Medicare Act as a result of lower interest cost and amortization of losses.  The estimated net present value of the subsidy, reflected as a reduction to the APBO, was approximately $54 million at December 31, 2008, and $51 million at December 31, 2007.

The Company recognized an actuarial loss in 2008 associated with the UMWA obligations primarily related to the return on assets being lower than expected.

The Company recognized an actuarial gain in 2007 associated with the UMWA obligations primarily related to the increase in the discount rate.

The Company’s asset allocations for investments in the VEBA trust at December 31, 2008 and 2007 by asset class are as follows:

	December 31,		December 31,
(In millions, except percentages)	2008		2007
	Target	Actual	Target	Actual

Equity securities	70%	65%	70%	69%
Debt securities	30%	35%	30%	31%
Total	100%	100%	100%	100%

Plan assets at fair value		$276.1		$460.3
Actual return on assets during year		$(149.7)		$35.1

In January 2006, the Company contributed $225 million to the VEBA with a portion of the proceeds from the sale of BAX Global.  The Company determines whether it will make other discretionary contributions on an annual basis, although it does not currently expect to make further significant contributions in the next several years.

The Company’s projected benefit payments at December 31, 2008, for each of the next five years and the aggregate five years thereafter are as follows:

	Before Medicare Subsidy			Medicare	Net Projected
(In millions)	UMWA plans	Black lung and other plans	Subtotal	Subsidy	Payments

2009	$40.6	6.2	46.8	(3.3)	43.5
2010	42.0	4.9	46.9	(3.5)	43.4
2011	43.0	4.7	47.7	(3.6)	44.1
2012	43.3	4.5	47.8	(3.8)	44.0
2013	43.6	4.4	48.0	(3.8)	44.2
2014 through 2018	208.5	19.2	227.7	(20.1)	207.6
Total	$421.0	43.9	464.9	(38.1)	426.8

Note 4 – Income Taxes

	Years Ended December 31,
(In millions)	2008	2007	2006

Income from continuing operations before income taxes and minority interest

U.S.	$25.8	25.7	15.1
Foreign	198.8	135.0	100.5
	$224.6	160.7	115.6

Income tax expense (benefit) from continuing operations

Current
U.S. federal	$2.2	(4.3)	(171.3)
State	1.6	1.4	6.8
Foreign	69.2	52.5	41.9
	73.0	49.6	(122.6)

Deferred
U.S. federal	3.9	14.4	169.5
State	4.6	(0.9)	(1.6)
Foreign	(28.5)	(3.6)	(1.1)
	(20.0)	9.9	166.8
	$53.0	59.5	44.2

The Company’s U.S. entities file a consolidated U.S. federal income tax return.  The U.S. federal current income tax benefit on continuing operations in 2006 was offset by U.S. federal current tax expense included in income from discontinued operations.

	Years Ended December 31,
(In millions)	2008	2007	2006

Comprehensive provision (benefit) for income taxes allocable to

Continuing operations	$53.0	59.5	44.2
Discontinued operations	45.8	41.5	305.9
Other comprehensive income (loss)	(33.3)	49.7	32.1
Shareholders’ equity	(13.3)	(12.9)	(114.9)
	$52.2	137.8	267.3

Rate Reconciliation
The following table reconciles the difference between the actual tax provision from continuing operations and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% in each year to the income from continuing operations before income taxes.

	Years Ended December 31,
(In millions)	2008	2007	2006

Income tax expense computed at 35% statutory rate	$78.6	56.2	40.5
Increases (reductions) in taxes due to:
Adjustments to valuation allowances	(13.6)	6.5	4.9
State income taxes, net	(1.1)	0.4	3.4
Medicare subsidy for retirement plans	(1.9)	(2.0)	(2.1)
Foreign income taxes	(13.0)	(2.3)	(2.6)
Taxes on undistributed earnings of foreign affiliates	3.3	1.4	0.5
Other	0.7	(0.7)	(0.4)
Actual income tax expense on continuing operations	$53.0	59.5	44.2

Components of Deferred Tax Assets and Liabilities

	December 31,
(In millions)	2008	2007 (a)

Deferred tax assets
Deferred revenue	$-	82.5
Retirement benefits other than pensions	106.9	46.8
Pension liabilities	143.4	20.1
Workers’ compensation and other claims	35.9	40.5
Property and equipment, net	17.7	-
Other assets and liabilities	68.8	83.2
Net operating loss carryforwards	35.8	51.2
Alternative minimum and other tax credits	2.2	1.3
Subtotal	410.7	325.6
Valuation allowances	(183.6)	(56.0)
Total deferred tax assets	227.1	269.6

Deferred tax liabilities
Property and equipment, net	-	103.7
Prepaid assets	-	28.0
Other assets and miscellaneous	16.4	14.2
Deferred tax liabilities	16.4	145.9
Net deferred tax asset	$210.7	123.7

Included in:
Current assets	$31.1	63.9
Noncurrent assets	202.6	90.1
Current liabilities, included in accrued liabilities	(1.5)	(0.5)
Noncurrent liabilities	(21.5)	(29.8)
Net deferred tax asset	$210.7	123.7
(a) Includes $101.2 million of deferred tax assets and $136.1 million of deferred tax liabilities in 2007 related to BHS.

Valuation Allowances
Valuation allowances relate to deferred tax assets in various federal, state and non-U.S. jurisdictions.  Based on the Company’s historical and expected future taxable earnings, and a consideration of available tax-planning strategies, management believes it is more likely than not that the Company will realize the benefit of the existing deferred tax assets, net of valuation allowances, at December 31, 2008.

	Years Ended December 31,
(In millions)	2008	2007	2006

Valuation allowances:
Beginning of year	$56.0	54.3	42.1
Expiring tax credits	(0.7)	(0.9)	(0.5)
Acquisitions and dispositions	(0.1)	(0.8)	(1.2)
Changes in judgment about deferred tax assets (a)	(11.0)	2.7	1.4
Other changes in deferred tax assets, charged to:
Net income	(2.2)	(1.1)	7.1
Other comprehensive income (loss) (b)	148.2	(3.7)	0.7
Foreign currency exchange effects	(6.6)	5.5	4.7
End of year	$183.6	56.0	54.3
(a)	Includes amounts charged to income from continuing and discontinued operations and is based on beginning-of-year balances of deferred tax assets.
(b)	Includes $145.5 million related to tax benefits of U.S. retirement plans’ net experience losses that were not deemed to be more likely than not of being realized.

Undistributed Foreign Earnings
As of December 31, 2008, the Company has not recorded U.S. federal deferred income taxes on approximately $311 million of undistributed earnings of foreign subsidiaries and equity affiliates.  It is expected that these earnings will be permanently reinvested in operations outside the U.S.  It is not practical to compute the estimated deferred tax liability on these earnings.

Net Operating Losses
The gross amount of the net operating loss carryforwards as of December 31, 2008, was $146.1 million.  The tax benefit of net operating loss carryforwards, before valuation allowances, as of December 31, 2008, was $35.8 million, and expires as follows:

(In millions)	Federal	State	Foreign	Total

Year of expiration:
2009-2013	$-	0.3	3.9	4.2
2014-2018	-	0.1	0.4	0.5
2019 and thereafter	-	1.9	-	1.9
Unlimited	-	-	29.2	29.2
	$-	2.3	33.5	35.8

Uncertain Tax Positions
As described in note 1, effective January 1, 2007, the Company adopted FIN 48 and recorded a cumulative-effect adjustment of $7.0 million, reducing the amount of unrecognized tax benefits, interest, and penalties and increasing the balance of retained earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
(In millions)	2008	2007

Uncertain tax positions:
Beginning of year	$25.5	17.3
Increases related to prior-year tax positions	0.1	0.8
Decreases related to prior-year tax positions	(0.6)	(1.6)
Increases related to current-year tax positions	2.6	10.5
Settlements	(1.3)	(0.2)
Effect of the expiration of statutes of limitation	(2.0)	(1.3)
Effect of BHS spin off	(5.0)	-
End of year	$19.3	25.5

Included in the balance of unrecognized tax benefits at December 31, 2008, are potential benefits of approximately $15.4 million that, if recognized, would impact the effective tax rate on income from continuing operations.  Also included in the balance of unrecognized tax benefits at December 31, 2008, are benefits of approximately $1.4 million that, if recognized, would impact the effective tax rate on income from discontinued operations.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  Interest and penalties included in income tax expense amounted to $0.9 million in 2008 and $1.0 million in 2007.  The Company had accrued penalties and interest of $2.2 million at December 31, 2008, and $2.4 million at December 31, 2007.

The Company and its subsidiaries file income tax returns in the U.S. federal, and various state and foreign jurisdictions.  With few exceptions, as of December 31, 2008, the Company was no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.  However, it is reasonably possible that unrecognized tax benefits for previously amended tax returns in the amount of $7.2 million will be recognized by the end of 2009.  Additionally, due to statute of limitations expirations and audit settlements, it is reasonably possible that approximately $1.1 million of currently remaining unrecognized tax positions, each of which are individually insignificant, may be recognized by the end of 2009.

Note 5 – Property and Equipment

The following table presents the Company’s property and equipment that is classified as held and used:

	December 31,
(In millions)	2008	2007

Land	$33.4	36.5
Buildings	193.5	191.5
Leasehold improvements	168.9	175.1
Security systems	-	840.2
Vehicles	263.4	263.4
Capitalized software	105.5	121.6
Other machinery and equipment	491.2	529.4
	1,255.9	2,157.7
Accumulated depreciation and amortization	(721.9)	(1,039.3)
Property and equipment, net (a)	$534.0	1,118.4
(a) Includes $606.0 million related to BHS in 2007.

Amortization of capitalized software costs included in continuing operations was $14.2 million in 2008, $14.1 million in 2007 and $12.6 million in 2006.

Note 6 – Acquisitions

The Company has acquired security operations in various countries over the last three years.

	Acquisition completed
(In millions)	in the quarter ended	Purchase price

Mauritius	June 30, 2006	$10.7
Other		3.7
2006		$14.4

France	June 30, 2007	$6.3
Other		7.1
2007		$13.4

United States	June 30, 2008	$3.5
Colombia	December 31, 2008	4.9
Other		3.3
2008		$11.7

These acquisitions have been accounted for as business combinations.  Under the purchase method of accounting, assets acquired and liabilities assumed from these operations are recorded at fair value on the date of acquisition.  The consolidated statements of income include the results of operations for each acquired entity from the date of acquisition.  The results of the acquired operations were not material to the Company’s consolidated statements of income for the periods presented.

Note 7 – Goodwill and Other Intangible Assets

Goodwill
Goodwill resulted from acquiring businesses the changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

	Years Ended December 31,
(In millions)	2008	2007

Goodwill:
Beginning of year	$141.3	124.0
Acquisitions	8.1	7.5
Adjustments (a)	1.8	(3.0)
Foreign currency exchange effects	(11.6)	12.8
End of year	$139.6	141.3
(a)	Purchase accounting adjustment occurring in the year following the acquisition and adjustments to valuation allowances for deferred tax assets.

Other Intangible Assets

	December 31,
(In millions)	2008	2007

Finite-lived intangible assets	$39.2	40.7
Accumulated amortization	(18.1)	(15.2)
Intangible assets, net	$21.1	25.5

The Company’s other intangible assets are included in other assets on the balance sheet (see note 8) and consist primarily of customer lists and covenants not to compete.

Note 8 – Other Assets

	December 31,
(In millions)	2008	2007

Deferred subscriber acquisition costs	$-	83.2
Intangible assets, net (see note 7)	21.1	25.5
Investment in unconsolidated entities:
Cost method	23.4	23.4
Equity method	13.1	17.3
Marketable securities (a)	20.1	26.3
Other	29.5	23.1
Other assets (b)	$107.2	198.8
(a)
The Company recorded an other-than-temporary impairment of $7.1 million on its marketable securities in the fourth quarter of 2008, primarily due to the length of time and severity of the decrease in fair value below cost.

     (b)   Includes $83.2 million of deferred subscriber acquisition costs related to BHS in 2007.

Marketable securities consisted of the following as of December 31, 2008 and 2007:

(In millions)	Cost (a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008
Mutual funds	$19.2	-	-	19.2
Other	-	0.9	-	0.9
Marketable securities	$19.2	0.9	-	20.1

December 31, 2007
Mutual funds	$24.3	0.7	-	25.0
Other	0.1	1.2	-	1.3
Marketable securities	$24.4	1.9	-	26.3
(a)	Cost adjusted for impairment.

There were no marketable securities in an unrealized loss position for more than 12 months as of December 31, 2008 or 2007.

Note 9 – Accrued Liabilities

	December 31,
(In millions)	2008	2007

Payroll and other employee liabilities	$141.0	149.0
Taxes, except income taxes	83.7	91.9
Deferred revenue	-	39.6
Workers’ compensation and other claims	23.2	27.6
Retirement benefits other than pensions (see notes 1 and 3)	6.2	6.0
Accrued pension costs	4.2	0.9
Other	102.2	114.7
Accrued liabilities (a)	$360.5	429.7
    (a) Includes $74.2 million related to BHS in 2007.

Note 10 – Other Liabilities

	December 31,
(In millions)	2008	2007

Workers’ compensation and other claims	$49.0	59.4
Other	108.6	120.6
Other liabilities (a)	$157.6	180.0
    (a) Includes $10.7 million related to BHS in 2007.

Note 11 – Long-Term Debt

	December 31,
(In millions)	2008	2007

Bank credit facilities:
Revolving Facility (year-end weighted average interest
rate of 1.6% in 2008 and 5.3% in 2007)	$106.8	19.0
Other non-U.S. dollar-denominated facilities (year-end weighted
average interest rate of 5.2 % in 2008 and 6.1% in 2007)	13.3	16.5
	120.1	35.5

Other:
Capital leases (average rates: 7.5% in 2008 and 7.2% in 2007)	18.1	21.5
Dominion Terminal Associates 6.0% bonds, due 2033	43.2	43.2

Total long-term debt	181.4	100.2

Current maturities of long-term debt:
Bank credit facilities	0.7	3.4
Capital leases	7.7	7.6
Total current maturities of long-term debt	8.4	11.0

Total long-term debt excluding current maturities	$173.0	89.2

The Company has an unsecured $400 million revolving bank credit facility (the “Revolving Facility”) with a syndicate of banks.  The Revolving Facility’s interest rate is based on LIBOR plus a margin, prime rate, or competitive bid.  The Revolving Facility allows the Company to borrow (or otherwise satisfy credit needs) on a revolving basis over a five-year term ending in August 2011.  As of December 31, 2008, $293.2 million was available under the Revolving Facility.  Amounts outstanding under the Revolving Facility were denominated primarily in U.S. dollars and lesser amounts in Canadian dollars as of December 31, 2008.

The margin on LIBOR borrowings under the Revolving Facility which can range from 0.140% to 0.575%, depending on the Company’s credit rating, was 0.350% at December 31, 2008.  When borrowings and letters of credit under the Revolving Facility are in excess of $200 million, the applicable interest rate is increased by 0.100% or 0.125%.  The Company also pays an annual facility fee on the Revolving Facility based on the Company's credit rating.  The facility fee, which can range from 0.060% to 0.175%, was 0.100% at the end of 2008.

On July 23, 2008, the Company entered into a definitive agreement for a new unsecured $135 million letter of credit facility with a bank (the “Letter of Credit Facility”) that became effective in the third quarter of 2008.  This replaced a previous $150 million letter of credit facility that was terminated in the third quarter of 2008.  As of December 31, 2008, $3.6 million was available under the 2008 Facility.  The Letter of Credit Facility expires in July 2011.  The Revolving Facility and the multi-currency revolving credit facilities (described below) are also used for the issuance of letters of credit and bank guarantees.

The Company has two unsecured multi-currency revolving bank credit facilities with a total of $50.0 million in available credit, of which approximately $27.7 million was available at December 31, 2008.  Interest on these facilities is based on LIBOR plus a margin.  The margin ranges from 0.140% to 0.675%.  A $10 million facility expires in December 2009 and a $40 million facility expires in December 2011.  The Company also has the ability to borrow from other banks under short-term uncommitted agreements.  Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

Minimum repayments of long-term debt are as follows:

(In millions)	Capital leases	Other long-term debt	Total

2009	$7.7	0.7	8.4
2010	5.7	0.7	6.4
2011	2.4	112.7	115.1
2012	0.8	0.6	1.4
2013	0.4	0.3	0.7
Later years	1.1	48.3	49.4
Total	$18.1	163.3	181.4

Capital Leases
Property under capital leases are included in property and equipment as follows:

	December 31,
(In millions)	2008	2007

Asset class:
Buildings	$12.9	17.3
Vehicles	34.1	36.4
Machinery and equipment	7.2	10.4
	54.2	64.1
Less: accumulated amortization	(29.1)	(35.3)
Total	$25.1	28.8

The Revolving Facility, the Letter of Credit Facility and the two unsecured multi-currency revolving bank credit facilities contain subsidiary guarantees. The Revolving Facility, the Letter of Credit Facility and the multi-currency revolving bank credit facilities also contain various financial and other covenants.  The financial covenants, among other things, limit the Company’s total indebtedness, limit asset sales, limit the use of proceeds from asset sales and provide for minimum coverage of interest costs.  The credit agreements do not provide for the acceleration of payments should the Company’s credit rating be reduced.  If the Company were not to comply with the terms of the Company’s various loan agreements, the repayment terms could be accelerated and the commitments could be withdrawn.  An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  The Company was in compliance with all financial covenants at December 31, 2008.

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

At December 31, 2008, the Company had undrawn unsecured letters of credit and guarantees totaling $163.1 million, including $131.4 million issued under the Letter of Credit Facility, and $17.0 million issued under the multi-currency revolving bank credit facilities.  These letters of credit primarily support the Company’s obligations under various self-insurance programs and credit facilities.

Fair Value
The fair value of the Company’s floating-rate short-term and long-term debt approximates the carrying amount. The fair value of the Company’s significant fixed rate long-term debt is described below.  Fair value is estimated by discounting the future cash flows using rates for similar debt instruments at the valuation date.

	December 31,
	2008		2007
(In millions)	Fair Value	Carrying Values	Fair Value	Carrying Values

DTA bonds	$44.5	43.2	47.7	43.2

Note 12 – Accounts Receivable

	December 31,
(In millions)	2008	2007

Trade	$426.1	474.4
Other	31.4	28.3
	457.5	502.7
Allowance for doubtful accounts	(6.8)	(10.8)
Accounts receivable, net (a)	$450.7	491.9
(a) Includes $38.1 million related to BHS in 2007.

	Years Ended December 31,
(In millions)	2008	2007	2006

Allowance for doubtful accounts:
Beginning of year	$10.8	11.6	11.3
Provision for uncollectible accounts receivable (a)	11.9	10.9	7.9
Write offs less recoveries	(10.4)	(12.6)	(7.8)
Charge to other accounts	0.4	0.4	(0.6)
Spin-off of BHS	(4.5)	-	-
Foreign currency exchange effects	(1.4)	0.5	0.8
End of year	$6.8	10.8	11.6
(a)	Includes amounts charged to income from continuing and discontinued operations.

Note 13 – Operating Leases

The Company leases facilities, vehicles, computers and other equipment under long-term operating and capital leases with varying terms. Most of the operating leases contain renewal and/or purchase options.  The Company expects that in the normal course of business, the majority of operating leases will be renewed or replaced by other leases.

As of December 31, 2008, future minimum lease payments under noncancellable operating leases with initial or remaining lease terms in excess of one year are included below.

(In millions)	Facilities	Vehicles	Other	Total

2009	$46.3	24.2	6.7	77.2
2010	37.8	19.9	5.7	63.4
2011	30.1	15.5	4.7	50.3
2012	23.9	11.8	1.5	37.2
2013	20.3	9.1	0.4	29.8
Later years	53.0	11.2	1.1	65.3
	$211.4	91.7	20.1	323.2

Most of the vehicles in North America are leased.  These leases contain residual value guarantees.  The Company’s maximum residual value guarantee was $60.4 million at December 31, 2008.  If the Company continues to renew the leases and pays the lease payments for the vehicles that have been included in the above table, this residual value guarantee will reduce to zero at the end of the final renewal period.   In addition, the Company has $4.9 million of maximum guaranteed residuals on another operating lease.

Net rent expense included in continuing operations amounted to $97.2 million in 2008, $87.3 million in 2007 and $75.7 million in 2006.

Note 14 – Share-Based Compensation Plans

The Company has share-based compensation plans to encourage employees and nonemployee directors to remain with the Company and to more closely align their interests with those of the Company’s shareholders.

The 2005 Equity Incentive Plan (the “2005 Plan”) permits grants of stock options, restricted stock, stock appreciation rights, performance stock and other share-based awards to employees.  Through December 31, 2008, only stock options and restricted stock units have been granted under the 2005 Plan.  The Company has outstanding stock options granted to employees under a prior stock incentive plan, the 1988 Stock Option Plan (the “1988 Plan”).

The Company provides share-based awards to directors through the Non-Employee Directors’ Equity Plan (the “Directors’ Plan”). Only deferred stock units have been granted under the Directors’ Plan in 2008.  The Company has outstanding stock options granted to directors under a prior plan, the Non-Employee Directors’ Stock Option Plan (the “Prior Directors’ Plan”).

General Terms
Options are granted at a price not less than the average quoted market price on the date of grant.  Options granted to employees have a maximum term of six years.  All grants of options and restricted stock units to employees under the 2005 Plan either vest over three years from the date of grant or at the end of the third year.  Share-based awards granted under the 2005 Plan continue to vest if an employee retires under one of the Company’s pension plans.

Deferred stock units granted under the Directors’ Plan vest in full one year from the date of grant or upon termination of service.  Under the Prior Directors’ Plan, options granted had a maximum term of ten years and vested in full at the end of six months.

If a change in control were to occur (as defined in the plan documents), certain awards may become immediately vested.

Spin-Off of BHS
Outstanding options, restricted stock units and deferred stock units held by employees and directors remaining with the Company were adjusted at the date of the spin-off of BHS such that the intrinsic value of the award immediately before the spin-off was equal to the intrinsic value of the award immediately after the spin-off.  Additionally, for options, the ratio of the exercise price to the market price immediately before the spin-off was equal to the ratio of the exercise price to the market price immediately after the spin-off.  No incremental compensation cost resulted from the adjustment to the outstanding awards since the fair values of the awards immediately before the spin-off were either equal to or greater than the fair values of the awards immediately after the spin-off, as measured in accordance with the provisions of SFAS 123(R).

Outstanding options and deferred stock units held by BHS employees and directors transferring to BHS were canceled upon completion of the BHS spin-off.

Option Activity
The table below summarizes the activity in all plans for options of the Company’s common stock.

			Weighed-Average	Aggregate
	Shares	Weighted- Average	Remaining Contractual	Intrinsic Value
	(in thousands)	Exercise Price Per Share	Term (in years)	(in millions)

Outstanding at December 31, 2005	2,339	$28.25
Granted	610	55.11
Exercised	(750)	24.82
Forfeited or expired	(69)	39.90

Outstanding at December 31, 2006	2,130	36.77
Granted	636	63.60
Exercised	(489)	25.78
Forfeited or expired	(31)	50.63

Outstanding at December 31, 2007	2,246	46.57
Granted	541	64.24
Exercised	(559)	33.34
Forfeited or expired	(35)	53.54
Cancelled awards (a)	(389)	58.32
Adjustment due to spin-off of BHS	1,518	-

Outstanding at December 31, 2008	3,322	$28.95	4.0	$8.4

Of the above, as of December 31, 2008:
Exercisable	1,782	$24.52	3.3	$8.4
Expected to vest in future periods (b)	1,455	$34.04	4.8	$-
    (a)  Related to BHS employees and directors.
    (b)  The number of options expected to vest takes into account an estimate of expected forfeitures. A forfeiture rate of 8% was used in 2008, 2007 and 2006to estimate the number of options for which vesting is not expected to occur.

The intrinsic value of a stock option is the difference between the market price of the shares underlying the option and the exercise price of the option.  The market price at December 31, 2008, was $26.88 per share.  The total intrinsic value of options exercised was $19.7 million ($35.24 per share) in 2008, $17.8 million ($36.42 per share) in 2007, and $20.5 million ($27.37 per share) in 2006.  Excluding the 2006 modified options, the total fair value of options vested was $9.9 million for 2008, $7.9 million for 2007 and $4.8 million for 2006.

There were 1.1 million shares of exercisable options with a weighted-average exercise price of $35.50 per share at December 31, 2007, and 0.9 million shares of exercisable options with a weighted-average exercise price of $26.31 per share at December 31, 2006.

Method and Assumptions Used to Estimate Fair Value of Options
The fair value of each stock option grant is estimated at the time of grant using the Black-Scholes option-pricing model.  If a different option-pricing model had been used, results may have been different.

The fair value of options that vest entirely at the end of a fixed period, generally three years, is estimated using a single option approach and, except for those granted to employees eligible to retire under one of the Company’s pension plans, is generally amortized on a straight-line basis over the vesting period.  The fair value of options that vest ratably over three years is estimated using a multiple-option approach and, except for those granted to employees eligible to retire under one of the Company’s pension plans, is generally amortized on a straight-line basis over each separate vesting period.  Options granted under the plans generally provide for continued vesting if the participants were to elect retirement under one of the Company’s pension plans.  Upon adoption of SFAS 123(R), compensation cost related to new stock option grants that continue to vest upon retirement is recognized over the period from the grant date to the retirement-eligible date.  If the Company had applied this provision prior to the adoption of SFAS 123(R), compensation cost would have been $0.9 million lower in 2007 and $1.8 million lower in 2006.  The effect in 2008 of not applying this provision was not significant.

The fair value of options granted and modified during the three years ended December 31, 2008, was calculated using the following estimated weighted-average assumptions.  In 2006, the Company recognized compensation expense related to all options held by employees of BAX Global that were modified to accelerate vesting provisions.

	Options Granted			Options Modified
	Years Ended December 31,			Year Ended December 31,
	2008	2007	2006	2006

Number of shares underlying options, in thousands	541	636	610	328
Weighted-average exercise price per share	$64.24	63.60	55.11	25.67

Assumptions used to estimate fair value:
Expected dividend yield (a):
Weighted-average	0.6%	0.6%	0.5%	0.3%
Range	0.6%	0.6%	0.4%-0.5%	0.2%-0.3%
Expected volatility (b):
Weighted-average	26%	27%	32%	29%
Range	26%-27%	26%-31%	30%-36%	26%-32%
Risk-free interest rate (c):
Weighted-average	2.8%	4.9%	5.0%	4.1%
Range	2.0%-3.1%	4.9%-5.0%	4.6%-5.2%	3.7%-4.7%
Expected term in years (d):
Weighted-average	3.6	3.8	4.3	0.5
Range	2.1-5.4	2.1-6.1	2.7-7.0	0.3-0.7

Weighted-average fair value estimates at grant date:
In millions	$7.8	10.7	11.0	6.6
Fair value per share	$14.39	16.84	18.04	20.11
(a)
The expected dividend yield was calculated by annualizing the cash dividend declared by the Company and dividing that result by the closing stock price on the date of declaration.  Dividends are not paid on options.

(b)	The expected volatility was estimated after reviewing the historical volatility of the Company’s stock using daily close prices.
  (c)  The risk-free interest rate was based on yields on U.S. Treasury debt at the time of the grant or modification.
(d)	The expected term of the options was based on the Company’s historical option exercise data, option expiration and post-vesting cancellation behavior.

Nonvested Share Activity
	Number of	Weighted-Average Grant-Date
	Shares	Fair Value (d)

Balance as of January 1, 2008	-	$-
Granted (a)	43,316	66.27
Cancelled awards (b)	(4,748)	63.22
Adjustment due to spin-off of BHS (c)	32,297	-
Balance as of December 31, 2008	70,865	$36.27
(a)	Includes 30,259 restricted stock units under the 2005 Plan and 13,057 deferred stock units under the Directors’ Plan.
(b)	Related to BHS directors.
(c)	Includes 25,339 restricted stock units and 6,958 deferred stock units.
(d)
The fair value of each restricted stock unit or deferred stock unit was determined at the time of grant was based on the average of the high and low per share quoted sales prices of the Company’s stock, as reported on the New York Stock Exchange Composite Transactions Tape.  Dividends are paid on nonvested restricted stock units and deferred stock units.

There are 3.6 million shares underlying share-based plans that are authorized, but not yet granted.

As discussed in note 1, the Company adopted SFAS 123(R) on January 1, 2006.  Compensation expense and the related tax effect recorded in the consolidated statements of income for 2008, 2007 and 2006 is as follows:

	Years Ended December 31,
(In millions)	2008	2007	2006

Continuing operations:
Selling, general and administrative expenses	7.8	10.1	9.9
Benefit for income taxes	(2.7)	(3.5)	(3.4)
Expense recorded within discontinued operations (a)	1.1	1.0	5.4
(a)	Net of income tax benefit of $0.6 million in 2008, $0.6 million in 2007 and $2.4 million in 2006.

As of December 31, 2008, $3.7 million of total unrecognized compensation cost related to previously granted stock options and nonvested shares is expected to be recognized over a weighted-average period of 1.6 years.

Other Share-Based Compensation
The Company has a deferred compensation plan that allows participants to defer a portion of their compensation into common stock units.  Cumulative units credited to employee accounts were 679,681 at December 31, 2008, and 953,953 at December 31, 2007.

The Company has a stock accumulation plan for its non-employee directors denominated in common stock units.  Cumulative units credited under the plan were 67,993 at December 31, 2008, and 47,749 at December 31, 2007.

Note 15 – Capital Stock

Common Stock
At December 31, 2008, the Company had 100 million shares of common stock authorized and 45.7 million shares issued and outstanding.

Share Purchases
2007 Program.  On September 14, 2007, the Company’s board of directors authorized the purchase of up to $100 million of the Company’s outstanding common shares.  The repurchase authorization does not have an expiration date.  Under the program, the Company used $56.3 million to purchase 883,800 shares of common stock between December 5, 2007, and May 2, 2008, at an average price of $63.67 per share.  The Company used an additional $3.9 million to purchase 160,500 shares of common stock in the fourth quarter of 2008, at an average price of $24.03 per share.  Through February 4, 2009, the Company used an additional $6.1 million to purchase 234,456 shares of common stock at an average price of $26.20 per share.  As of February 4, 2009, the Company had $33.7 million under this program available to purchase shares.

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

Dutch Auction.  On March 8, 2006, the Company’s board of directors authorized a “Dutch auction” self-tender offer to purchase up to 10 million shares of the Company’s common stock.  Under certain circumstances up to an additional 2% of the outstanding common stock was authorized to be purchased in the tender offer.  The tender offer began on March 9, 2006, and expired on April 6, 2006, and was subject to the terms and conditions described in the offering materials mailed to the Company’s shareholders and filed with the Securities and Exchange Commission.  On April 11, 2006, the Company purchased 10,355,263 shares in the tender offer at $51.20 per share for a total of approximately $530.2 million in cash.  The Company incurred $0.7 million in costs associated with the purchase.

Dividends
The Company paid regular quarterly dividends on its Common Stock during the last three years.  On January 22, 2009, the board declared a regular quarterly dividend of 10 cents per share payable on March 2, 2009.  Future dividends are dependent on the earnings, financial condition, shareholders’ equity levels, cash flow and business requirements of the Company, as determined by the board of directors.

Employee Benefits Trust
In September 2008, the Company terminated The Brink’s Company Employee Benefits Trust (the “Employee Benefits Trust”).  Immediately prior to termination, the shares held by the trust were distributed to the Company and the shares were retired. The purpose of the Employee Benefits Trust (prior to termination) was to hold shares of the Company’s common stock to fund obligations under compensation and employee benefit programs that provided for the issuance of stock.  After the termination of the trust, newly issued shares are used to satisfy these programs.

Through 2007, shares of common stock were voted by the trustee in the same proportion as the shares of common stock voted by the Company’s employees participating in the Company’s 401(k) plan.  The Company’s 401(k) plan divested all shares of Company common stock in January 2008.  After the 401(k) plan divested all shares of Company common stock, shares of the trust were not voted in matters voted on by shareholders.

Preferred Stock
At December 31, 2008, the Company has the authority to issue up to 2.0 million shares of preferred stock, par value $10 per share.

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

Shares Used to Calculate Earnings per Share

	Years Ended December 31,
(In millions)	2008	2007	2006

Weighted-average shares

Basic (a)	46.3	46.5	50.0
Effect of dilutive stock awards	0.4	0.5	0.5
Diluted	46.7	47.0	50.5

Antidilutive stock awards excluded from denominator	0.6	0.4	0.3
(a)	The Company has deferred compensation plans for its employees and directors denominated in common stock units. Each unit represents one share ofcommon stock. The number of shares used to calculate basic earnings per share includes the weighted-average units credited to employees and directorsunder the deferred compensation plans. Accordingly, included in basic shares are weighted-average units of 0.7 million in 2008, 1.0 million in 2007 and 1.0 million in 2006.

Shares of the Company’s common stock held by the Employee Benefits Trust in 2007 and 2006 that were not allocated to participants under the Company’s various benefit plans were excluded from earnings per share calculations since they were treated as treasury shares for the calculation of earnings per share.  The Employee Benefits Trust held 1.7 million unallocated shares at December 31, 2007, and 2.3 million unallocated shares at December 31, 2006.  As discussed above, the trust was terminated in September 2008.

Note 16 – Discontinued Operations

	Years Ended December 31,
(In millions)	2008	2007	2006

BHS:
Results from operations (a)	$105.4	112.9	98.7
Expense associated with the spin-off	(13.0)	-	-

United Kingdom domestic cash handling operations:
Gain on sale	-	1.5	-
Results from operations (b)	-	(13.9)	(10.0)

BAX Global:
Gain on sale	-	-	586.7
Results from operations (c)	-	-	7.0

Adjustments to contingent liabilities and assets of former operations:
Health Benefit Act liabilities	0.2	1.7	148.3
Withdrawal liabilities	-	-	9.9
Other	4.7	(1.8)	(0.6)
Income from discontinued operations before income taxes	97.3	100.4	840.0
Provision for income taxes	45.8	41.5	305.9
Income from discontinued operations	$51.5	58.9	534.1
(a)	Revenues of BHS were $442.4 million in 2008 (partial year), $484.4 million in 2007 and $439.0 million in 2006.
(b)	Revenues of the United Kingdom domestic cash handling operations were $28.9 million in 2007 (partial year) and $44.3 million in 2006.
(c)
Revenues of BAX Global were $230.0 million in 2006 (partial year).  In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, BAX Global ceased depreciating and amortizing long-lived assets after November 2005, the date that BAX Global was classified as held for sale.  Had BAX Global not ceased depreciation and amortization, its pretax income would have been $3.3 million lower in 2006.

BHS Spin-off
On October 31, 2008, the Company completed the 100% spin-off of BHS, the Company’s former monitored security business in North America.  The spin-off of BHS was in the form of a tax-free stock distribution to the Company’s shareholders of record as of the close of business on October 21, 2008.  The Company distributed one share of BHS common stock for every share of its common stock outstanding.

The Company contributed $50 million in cash to BHS at the time of the spin-off.  The Company also forgave all the existing intercompany debt owed by BHS to the Company as of the distribution date.

After the spin-off, the Company reclassified BHS’ results of operations, including previously reported results and corporate expenses directly related to the spin-off, within discontinued operations.

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

Interest Expense
Interest expense included in discontinued operations was $0.3 million in 2008, $0.6 million in 2007 and $1.3 million in 2006.  Interest expense recorded in discontinued operations includes only interest on third-party borrowings made directly by BHS, BAX Global and Brink’s United Kingdom domestic cash handling operations.

Adjustments to Contingent Assets and Liabilities of Former Operations
Adjustments to contingent assets and liabilities related to former operations, including those related to reclamation matters, worker’s compensation claims, multi-employer pension plan withdrawal liabilities, the Health Benefit Act liabilities and remaining legal contingencies are reported within discontinued operations.

Health Benefit Act Liabilities.  The Company is obligated to pay premiums to the United Mine Workers of America Combined Benefit Fund pursuant to rules established by the Coal Industry Retiree Health Benefit Act of 1992, as amended (the “Health Benefit Act”).  Health Benefit Act liabilities are recorded when they are probable and estimable in accordance with Emerging Issues Task Force (“EITF”) 92-13, Accounting for Estimated Payments in Connection with the Coal Industry Retiree Health Benefit Act of 1992.  The Tax Relief and Health Care Act of 2006 (the “2006 Act”) substantially reduced our Health Benefit Act obligations and provided elective mechanisms to reduce the impact of joint and several liability on the Company and its assets.  The Company recorded a $148.3 million pretax gain within discontinued operations during 2006 primarily due to the effects of the 2006 Act.

Withdrawal Liabilities.  In 2006, the Company settled its multi-employer pension withdrawal liabilities related to the Company’s former coal operations and made final payments to the plans of $20.4 million, resulting in a $9.9 million pretax gain recognized in discontinued operations.

Note 17 – Supplemental Cash Flow Information

	Years Ended December 31,
(In millions)	2008	2007	2006

Cash paid for:
Interest	$12.1	10.1	12.3
Income taxes, net (a)	69.2	65.5	118.7
(a)	Without the gain on sale of BAX Global and the related use of proceeds, cash paid for income taxes in 2006 would have been approximately $75 million.

Note 18 – Other Operating Income, Net

	Years Ended December 31,			% change
(In millions)	2008	2007	2006	2008	2007

Foreign currency transaction losses, net	$(18.1)	(9.5)	(0.9)	91	200	+
Gains on sale of operating assets and mineral rights, net	13.1	4.6	0.4	185	200	+
Share in earnings of equity affiliates	5.0	3.3	3.3	52	-
Royalty income	2.8	1.3	1.7	115	(24)
Impairment losses	(1.9)	(2.5)	(1.5)	(24)	67
Other	3.7	3.9	3.2	(5)	22
Total	$4.6	1.1	6.2	200 +	(82)

Other operating income, net, included $8.6 million of higher foreign currency transaction losses in 2008.  The increase was primarily related to the remeasurement of foreign currency-denominated intercompany dividends.

On November 14, 2008, the Company completed the sale of certain coal assets to Massey Energy Company (“Massey”) for $10.2 million in cash and the buyer’s assumption of related leasehold and reclamation liabilities.  The Company recognized a gain of $12.4 million on this transaction in 2008, and the Company deferred $4 million in gains pending the formal transfer of liabilities.  Massey has also agreed to purchase other assets and related leasehold rights, pending satisfaction of certain conditions.

Note 19 – Interest and Other Nonoperating Income (Expense), Net

	Years Ended December 31,			% change
(In millions)	2008	2007	2006	2008	2007

Interest income	$15.0	8.7	13.9	72	(37)
Other-than-temporary impairment of marketable securities	(7.1)	-	-	NM	-
Dividend income from real estate investment	-	0.5	5.1	(100)	(90)
Senior Notes prepayment make-whole amount	-	-	(1.6)	-	(100)
Other, net	0.2	1.3	(0.5)	(85)	NM
Total	$8.1	10.5	16.9	(23)	(38)

In 2008, the Company recognized a $7.1 million other-than-temporary impairment loss on marketable securities.  The Company concluded the impairment of the securities was not temporary based on the length of time and the degree to which the fair value had been below the securities’ $26.3 million cost basis.

Note 20 – Other Commitments and Contingencies

Surety Bonds and Letters of Credit
The Company is required by various state and federal laws to provide security with regard to its obligations to pay workers’ compensation benefits, reclaim lands used for mining by the Company’s former coal operations and satisfy other obligations.  As of December 31, 2008, the Company had outstanding surety bonds with third parties totaling approximately $38.6 million that it has arranged in order to satisfy various security requirements.  Most of these bonds provide financial security for obligations which have already been recorded as liabilities.  Surety bonds are typically renewable on a yearly basis; however, there can be no assurance the bonds will be renewed or that premiums in the future will not increase.

The Company believes that it has adequate available borrowing capacity under its Letter of Credit Facility and its Revolving Facility to provide letters of credit or other collateral to secure its obligations if the remaining surety bonds are not renewed.

The Company has issued letters of credit of $131.4 million under its $135 million Letter of Credit Facility, described in “Long-Term Debt” above.  At December 31, 2008, all of these issued letters of credit were being used to secure various obligations.

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

Value-added taxes (“VAT”) and customs duties
During 2004, the Company determined that one of its non-U.S. Brink’s business units had not paid customs duties and VAT with respect to the importation of certain goods and services.  The Company was advised that civil and criminal penalties could be asserted for the non-payment of these customs duties and VAT.  Although no penalties have been asserted to date, they could be asserted at any time.  The business unit has provided the appropriate government authorities with an accounting of unpaid customs duties and VAT and has made payments covering its calculated unpaid VAT.  The Company believes that the range of reasonably possible losses is between $0.4 million and $3.0 million for potential penalties on unpaid VAT and have accrued $0.4 million.  The Company believes that the range of possible losses for unpaid customs duties and associated penalties, none of which has been accrued, is between $0 and $35 million. The Company believes that the assertion of the penalties on unpaid customs duties would be excessive and would vigorously defend against any such assertion.  The Company does not expect to be assessed interest charges in connection with any penalties that may be asserted.  The Company continues to diligently pursue the timely resolution of this matter and, accordingly, the Company’s estimate of the potential losses could change materially in future periods.  The assertion of potential penalties may be material to the Company’s financial position and results of operations.

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

Purchase Obligations
At December 31, 2008, the Company had noncancellable commitments for $21.7 million in equipment purchases, and information technology and other services.

Note 21 – Selected Quarterly Financial Data (unaudited)

	2008 Quarters				2007 Quarters
(In millions, except per share amounts)	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Revenues	$792.8	797.8	813.4	759.5	$625.8	659.3	692.7	756.8
Segment operating profit	82.0	52.6	68.1	69.2	51.0	42.9	53.0	76.4
Operating profit	66.5	42.8	49.8	69.4	36.5	28.6	35.3	60.6
Income (loss) from:
Continuing operations	$32.9	30.7	29.5	38.7	$13.8	13.9	14.9	35.8
Discontinued operations	17.2	18.0	18.5	(2.2)	14.9	14.4	11.0	18.6
Net income	$50.1	48.7	48.0	36.5	$28.7	28.3	25.9	54.4

Depreciation and amortization	$29.8	31.3	31.5	29.7	$24.9	26.1	28.8	30.2
Capital expenditures	31.5	38.9	49.0	45.9	26.3	31.1	36.0	48.4

Earnings (loss) per common share:
Basic:
Continuing operations	$0.71	0.67	0.64	0.83	$0.30	0.30	0.32	0.77
Discontinued operations	0.37	0.39	0.40	(0.04)	0.32	0.31	0.24	0.40
Net income	$1.08	1.06	1.04	0.79	$0.62	0.61	0.56	1.17

Diluted:
Continuing operations	$0.70	0.66	0.64	0.83	$0.29	0.29	0.32	0.76
Discontinued operations	0.37	0.39	0.39	(0.04)	0.32	0.31	0.23	0.40
Net income	$1.07	1.05	1.03	0.78	$0.61	0.60	0.55	1.15

Earnings per share amounts for each quarter are required to be computed independently.  As a result, their sum may not equal the annual earnings per share.

Fourth-quarter 2008 results include a pretax gain of $12 million on the sale of coal assets and a pretax loss of $7 million related to the impairment of investment assets.  During the fourth quarter of 2008, the Company identified and corrected certain accounting items which decreased income from continuing operations in the period by $3 million. The effect of these corrections was not material to any prior quarter or annual period.

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Reference is made to pages 58 and 59 for Management’s Annual Report on Internal Control over Financial Reporting and the Attestation Report of the Registered Public Accounting Firm.

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

The Company’s Chief Executive Officer is required to make, and he has made, an annual certification to the New York Stock Exchange (“NYSE”) stating that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE.  The Company’s Chief Executive Officer made his annual certification to that effect to the NYSE as of May 30, 2008.  In addition, the Company is filing, as exhibits to this Annual Report on Form 10-K, the certification of its principal executive officer and principal financial officer required under sections 906 and 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of its public disclosure.

The information regarding executive officers is included in this report following Item 4, under the caption “Executive Officers of the Registrant.”  Other information required by Item 10 is herein incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2008.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2008.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	All financial statements – see pages 57 – 104.

	2.	Financial statement schedules – not applicable.

	3.	Exhibits – see exhibit index.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2009.

The Brink’s Company
(Registrant)

By	/s/ M. T.Dan
(M. T. Dan,
Chairman, President and
Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 2, 2009.

Signatures		Title

	R. G. Ackerman*	Director
	B. C. Alewine*	Director
	J. R. Barker*	Director
	M. C. Breslawsky*	Director

	/s/ M. J. Cazer	Vice President
	(M. J. Cazer)	and Chief Financial Officer
(principal financial officer)

	/s/ M. T. Dan	Chairman, President and
	(M. T. Dan)	Chief Executive Officer
(principal executive officer)

	M. J. Herling*	Director
	T. R. Hudson Jr.*	Director
	M. D. Martin*	Director

	/s/ M. A. P. Schumacher	Controller
	(M. A. P. Schumacher)	(principal accounting officer)

	R. J. Strang*	Director
	R. L. Turner*	Director

*By	/s/ M. T. Dan
(M. T. Dan, Attorney-in-Fact)

Exhibit Index

Each exhibit listed as a previously filed document is hereby incorporated by reference to such document.

Exhibit Number	Description

2(i)
Shareholders’ Agreement, dated as of January 10, 1997, between Brink’s Security International, Inc., and Valores Tamanaco, C.A.  Exhibit 10(w) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

3(i)	Amended and Restated Articles of Incorporation of the Registrant. Exhibit 3(i) to the Registrant’s Current Report on Form 8-K filed November 20, 2007.

3(ii)	Amended and Restated Bylaws of the Registrant. Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed January 22, 2009.

10(a)*	Key Employees Incentive Plan, as amended and restated as of November 16, 2007. Exhibit 10(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”)

10(b)*	Key Employees’ Deferred Compensation Program, as amended and restated as of November 13, 2008.

10(c)*	(i)
Pension Equalization Plan as amended and restated, effective as of October 22, 2008.  Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (the “Third Quarter 2008 Form 10-Q”)

(ii)
Amended and Restated Trust Agreement, dated December 1, 1997, between the Registrant and Chase Manhattan Bank, as Trustee (the “Trust Agreement”).  Exhibit 10(e)(ii) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”).

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

	(vii)	Amendment No. 5 to Trust Agreement, dated as of September 20, 2004. Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

	(viii)	Amendment No. 6 to Trust Agreement, dated as of November 22, 2004. Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed November 22, 2004.

10(d)*	Executive Salary Continuation Plan. Exhibit 10(e) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 (the “1991 Form 10-K”).

10(e)*	1988 Stock Option Plan, as amended and restated as of January 14, 2000. Exhibit 10(f) to the 1999 Form 10-K.

10(f)*	2005 Equity Incentive Plan, as amended and restated as of November 14, 2008.

10(g)*	Form of Option Agreement for options granted under 2005 Equity Incentive Plan. Exhibit 99 to the Registrant’s Current Report on Form 8-K filed July 13, 2005.

10(h)*	Management Performance Improvement Plan, as amended and restated as of November 16, 2007. Exhibit 10(h) to the 2007 Form 10-K.

10(i)*	(i)
Form of change in control agreement replacing all prior change in control agreements and amendments and modifications thereto, between the Registrant and Frank T. Lennon.  Exhibit 10(l)(ii) to the 1997 Form 10-K.

	(ii)	Form of First Amendment to change in control agreement. Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 28, 2007.

	(iii)	Form of Amendment No. to 2 to change in control agreement.

10(j)*	(i)	Form of severance agreement between the Registrant and Frank T. Lennon. Exhibit 10(o)(ii) to the 1997 Form 10-K.

	(ii)	Form of Amendment No. 1 to severance agreement.

10(k)*	(i)
Employment Agreement dated as of May 4, 1998, among the Registrant, Brink’s, Incorporated and Michael T. Dan. Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (the “Third Quarter 1998 Form 10-Q”).

(ii)
Amendment No. 1 to Employment Agreement among the Registrant, Brink’s, Incorporated and Michael T. Dan.  Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

	(iii)	Amendment No. 2 to Employment Agreement among the Registrant, Brink’s, Incorporated and Michael T. Dan. Exhibit 10 to the Registrant’s Current Report on Form 8-K filed March 10, 2006.

	(iv)	Amendment No. 3 to Employment Agreement among the Registrant, Brink’s, Incorporated and Michael T. Dan.

10(l)*	(i)	Executive Agreement dated as of May 4, 1998, among the Registrant, Brink’s, Incorporated and Michael T. Dan. Exhibit 10(b) to the Third Quarter 1998 Form 10-Q.

	(ii)	Amendment No. 1 to Executive Agreement among the Registrant, Brink’s, Incorporated and Michael T. Dan. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 28, 2007.

	(iii)	Amendment No. 2 to Executive Agreement among the Registrant, Brink’s, Incorporated and Michael T. Dan.

10(m)*	(i)	Change in Control Agreement dated as of April 7, 2008, between the Registrant and Michael J. Cazer. Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 5, 2008.

	(ii)	Amendment No. 1 to Change in Control Agreement between the Registrant and Michael J. Cazer.

10(n)*	(i)	Severance Agreement dated as of April 7, 2008, between the Registrant and Michael J. Cazer. Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 5, 2008.

	(ii)	Amendment No. 1 to Severance Agreement between the Registrant and Michael J. Cazer.

10(o)*	(i)	Restricted Stock Unit Award Agreement, dated as of April 7, 2008, between the Registrant and Michael J. Cazer. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 5, 2008.

	(ii)	Restricted Stock Unit Award Agreement, dated as of April 7, 2008, between the Registrant and Michael J. Cazer. Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 5, 2008.

10(p)*	(i)	Change in Control Agreement dated as of September 15, 2008, between the Registrant and McAlister C. Marshall, II.

	(ii)	Amendment No. 1 to Change in Control Agreement between the Registrant and McAlister C. Marshall, II.

10(q)*	Restricted Stock Unit Award Agreement, dated as of September 15, 2008, between the Registrant and McAlister C. Marshall, II.

10(r)*	(i)	Change in Control Agreement dated as of December 1, 2006, between the Registrant and Matthew A.P. Schumacher.

	(ii)	Amendment No. 1 to Change in Control Agreement between the Registrant and Matthew A.P. Schumacher.

	(iii)	Amendment No. 2 to Change in Control Agreement between the Registrant and Matthew A.P. Schumacher.

10(s)*	Form of Indemnification Agreement entered into by the Registrant with its directors and officers. Exhibit 10(l) to the 1991 Form 10-K.

10(t)*	(i)	Retirement Plan for Non-Employee Directors, as amended. Exhibit 10(g) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (the “Third Quarter 1994 Form 10-Q”).

(ii)
Form of letter agreement dated as of September 16, 1994, between the Registrant and its Non-Employee Directors pursuant to Retirement Plan for Non-Employee Directors.  Exhibit 10(h) to the Third Quarter 1994 Form 10-Q.

10(u)*	Non-Employee Directors’ Stock Option Plan, as amended and restated as of July 8, 2005. Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10(v)*	Directors’ Stock Accumulation Plan, as amended and restated as of September 12, 2008. Exhibit 10.1 to the Third Quarter 2008 Form 10-Q.

10(w)*	Non-Employee Directors’ Equity Plan. Annex B to the Proxy Statement for the Registrant’s 2008 Annual Meeting of Shareholders.

10(x)*
Form of Award Agreement for deferred stock units granted under Non-Employee Directors’ Equity Plan.  Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (the “Second Quarter 2008 Form 10-Q”).

10(y)*	Plan for Deferral of Directors’ Fees, as amended and restated as of November 14, 2008.

10(z)	(i)	Trust Agreement for The Brink’s Company Employee Welfare Benefit Trust. Exhibit 10(t) to the 1999 Form 10-K.

	(ii)	First Amendment of The Brink’s Company Employee Welfare Benefit Trust, dated as of November 1, 2001. Exhibit 10(t)(ii) to the 2007 Form 10-K.

	(iii)	Second Amendment of The Brink’s Company Employee Welfare Benefit Trust, dated as of September 30, 2003. Exhibit 10(t)(iii) to the 2007 Form 10-K.

10(aa)	(i)
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

10(bb)
$135,000,000 Letter of Credit Agreement, dated as of July 23, 2008 with an effective date of August 13, 2008, among the Registrant, certain of the Registrant’s subsidiaries and ABN AMRO Bank N.V.  Exhibit 10.1 to Second Quarter 2008 Form 10-Q.

10(cc)	(i)	Credit Agreement, dated July 13, 2005, among the Registrant, certain of its subsidiaries and ABN AMRO Bank N.V. Exhibit 99 to the Registrant’s Current Report on Form 8-K filed July 15, 2005.

(ii)
First Amendment to Credit Agreement, entered into as of December 22, 2006, by and among the Registrant, Brink’s, Incorporated and ABN AMRO Bank N.V.  Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 22, 2006.

(iii) Second Amendment to Credit Agreement, entered into as of March 24, 2008, by and among the Registrant, Brink’s, Incorporated and ABN AMRO Bank N.V.

10(dd)
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

10(ee)
Stock Purchase Agreement, dated as of November 15, 2005, by and among BAX Holding Company, BAX Global Inc., The Brink’s Company and Deutsche Bahn AG.  Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed November 16, 2005.

10(ff)
Separation and Distribution Agreement between the Registrant and Brink’s Home Security Holdings, Inc. dated as of October 31, 2008.  Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 5, 2008.

10(gg)
Brand Licensing Agreement between Brink’s Network, Incorporated and Brink’s Home Security Holdings, Inc. dated as of October 31, 2008.  Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 5, 2008.

10(hh)	Tax Matters Agreement between the Registrant and Brink’s Home Security Holdings, Inc. dated as of October 31, 2008. Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed November 5, 2008.

10(ii)
Non-Competition and Non-Solicitation Agreement between the Registrant and Brink’s Home Security Holdings, Inc. dated as of October 31, 2008.  Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed November 5, 2008.

10(jj)
Employee Matters Agreement between the Registrant and Brink’s Home Security Holdings, Inc. dated as of October 31, 2008.  Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed November 5, 2008.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

99(a)*	Excerpt from Pension-Retirement Plan relating to preservation of assets of the Pension-Retirement Plan upon a change in control.

*Management contract or compensatory plan or arrangement.