Form 10-Q
period 2009-03-31
BRINKS CO
filed 2009-04-29
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one):  Large Accelerated Filer  ☒ Accelerated Filer  ☐ Non-Accelerated Filer  ☐ Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☒

As of April 24, 2009, 45,487,732 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements

THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(In millions)	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$223.4	250.9
Accounts receivable, net	434.2	450.7
Prepaid expenses and other	122.5	99.7
Deferred income taxes	28.8	31.1
Total current assets	808.9	832.4

Property and equipment, net	530.5	534.0
Goodwill	168.0	139.6
Deferred income taxes	195.2	202.6
Other	124.4	107.2

Total assets	$1,827.0	1,815.8

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$10.8	7.2
Current maturities of long-term debt	9.8	8.4
Accounts payable	120.4	137.8
Income taxes payable	8.0	21.2
Accrued liabilities	360.1	360.5
Total current liabilities	509.1	535.1

Long-term debt	211.0	173.0
Accrued pension costs	367.9	373.4
Retirement benefits other than pensions	250.3	249.9
Deferred income taxes	18.8	21.5
Other	154.4	157.6
Total liabilities	1,511.5	1,510.5

Commitments and contingencies (notes 4, 5, 8 and 11)

Equity:
The Brink’s Company (“Brink’s”) shareholders’ equity:
Common stock	45.5	45.7
Capital in excess of par value	486.5	486.3
Retained earnings	324.9	310.0
Accumulated other comprehensive loss	(641.4)	(628.0)
Total Brink’s shareholders’ equity	215.5	214.0

Noncontrolling interests	100.0	91.3

Total equity	315.5	305.3

Total liabilities and shareholders’ equity	$1,827.0	1,815.8

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Income
(Unaudited)

	Three Months
	Ended March 31,
(In millions, except per share amounts)	2009	2008

Revenues	$732.5	792.8

Costs and expenses:
Cost of revenues	591.1	616.9
Selling, general and administrative expenses	104.3	108.7
Total costs and expenses	695.4	725.6
Other operating income (expense), net	4.6	(0.7)

Operating profit	41.7	66.5

Interest expense	(2.7)	(2.5)
Interest and other income, net	4.0	2.1
Income from continuing operations before tax	43.0	66.1
Provision for income taxes	10.5	18.3

Income from continuing operations	32.5	47.8

Income from discontinued operations	0.8	17.2
Net income	33.3	65.0
Less net income attributable to noncontrolling interests	(10.3)	(14.9)

Net income attributable to Brink’s	23.0	50.1

Amounts attributable to Brink’s:
Income from continuing operations	22.2	32.9
Income from discontinued operations	0.8	17.2

Net income attributable to Brink’s	$23.0	50.1

Earnings per share attributable to Brink’s common shareholders:
Basic:
Continuing operations	$0.48	0.71
Discontinued operations	0.02	0.37
Net income	0.50	1.08

Diluted:
Continuing operations	$0.48	0.70
Discontinued operations	0.02	0.37
Net income	0.49	1.07

Weighted-average shares
Basic	46.3	46.5
Diluted	46.5	46.9

Cash dividends paid per common share	$0.10	0.10

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statement of Shareholders’ Equity

Three months ended March 31, 2009
(Unaudited)

			Capital		Accumulated
			in Excess		Other
		Common	of Par	Retained	Comprehensive	Noncontrolling
(In millions)	Shares	Stock	Value	Earnings	Loss	Interests	Total

Balance as of December 31, 2008	45.7	$45.7	486.3	310.0	(628.0)	91.3	305.3

Net income	-	-	-	23.0	-	10.3	33.3
Other comprehensive loss	-	-	-	-	(13.4)	(1.4)	(14.8)
Shares repurchased	(0.2)	(0.2)	(2.5)	(3.4)	-	-	(6.1)
Dividends:
Brink’s common shareholders
($0.10 per share)	-	-	-	(4.6)	-	-	(4.6)
Noncontrolling interests	-	-	-	-	-	(0.2)	(0.2)
Share-based compensation:
Stock awards:
Compensation expense	-	-	0.7	-	-	-	0.7
Consideration received from
exercise of stock options	-	-	0.2	-	-	-	0.2
Other share-based benefit programs	-	-	1.8	(0.1)	-	-	1.7

Balance as of March 31, 2009	45.5	$45.5	486.5	324.9	(641.4)	100.0	315.5

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months
	Ended March 31,
(In millions)	2009	2008

Cash flows from operating activities:
Net income	$33.3	65.0
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Income from discontinued operations, net of tax	(0.8)	(17.2)
Depreciation and amortization	30.7	29.8
Compensation expense for stock options	0.7	0.7
Deferred income taxes	(4.8)	10.3
Retirement benefit funding (more) less than expense:
Pension	(0.6)	(3.4)
Other than pension	5.4	(1.5)
Gains on sale of property and other assets, net	(3.1)	-
Other operating, net	(0.3)	1.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	13.0	(19.7)
Accounts payable, income taxes payable and accrued liabilities	(33.0)	(46.8)
Prepaid and other current assets	(19.9)	(18.3)
Other, net	(1.2)	(1.7)
Discontinued operations, net	(0.1)	61.4
Net cash provided by operating activities	19.3	59.7

Cash flows from investing activities:
Capital expenditures	(29.5)	(31.5)
Acquisitions	(49.0)	-
Other, net	6.0	1.1
Discontinued operations, net	-	(45.8)
Net cash used by investing activities	(72.5)	(76.2)

Cash flows from financing activities:
Long term debt:
Repayments	(3.0)	(5.0)
Revolving credit facilities borrowings, net	39.2	65.9
Short-term borrowings, net	3.6	3.5
Repurchase shares of common stock of Brink’s	(6.9)	(33.8)
Dividends to:
Shareholders of Brink’s	(4.6)	(4.5)
Noncontrolling interests in subsidiaries	(0.2)	(1.1)
Proceeds from exercise of stock options	0.2	2.7
Excess tax benefits associated with stock compensation	-	6.6
Minimum tax withholdings associated with stock compensation	-	(10.7)
Net cash provided by financing activities	28.3	23.6

Effect of exchange rate changes on cash	(2.6)	3.7

Cash and cash equivalents:
Increase (decrease)	(27.5)	10.8
Balance at beginning of period	250.9	196.4
Balance at end of period	$223.4	207.2

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of presentation

The Brink’s Company (along with its subsidiaries, “Brink’s”, the “Company” or “we”) has two geographic reportable segments:

•      International
•      North America

Our unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the SEC.  Accordingly, the unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2008.

We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements. Actual results could differ materially from these estimates.  The most significant estimates are related to goodwill and other long-lived assets, pension and other retirement benefit obligations, legal contingencies, foreign currency translation and deferred tax assets.

Recently Adopted Accounting Standards
We adopted Statement of Financial Accounting Standard (“SFAS”) 141(R), Business Combinations, effective January 1, 2009.  SFAS 141(R) establishes requirements for an acquirer to record the assets acquired, liabilities assumed, and any related noncontrolling interests related to the acquisition of a controlled subsidiary, measured at fair value, as of the acquisition date.  In 2008, we expensed all acquisition costs for transactions that were expected to close in 2009.  SFAS 141(R) did not otherwise have an effect on our historical financial statements, but does affect the way we account for acquisitions after the effective date.

We adopted SFAS 160, Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51, effective January 1, 2009.  SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest, previously known as minority interest, in a subsidiary and for the deconsolidation of a subsidiary.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a separate component within equity in the consolidated financial statements.  Additionally, consolidated net income is to be reported with separate disclosure of the amounts attributable to the parent and to the noncontrolling interests.  We retroactively restated our consolidated balance sheets, consolidated statements of income, consolidated statement of shareholders’ equity, consolidated statements of cash flows and consolidated statements of comprehensive income as required by SFAS 160.  The adoption of SFAS 160 resulted in a $91.3 million reclassification of noncontrolling interests from other long-term liabilities to shareholders’ equity on the December 31, 2008, consolidated balance sheet.  Net income for the quarter ended March 31, 2008, was increased by $14.9 million as a result of the adoption.  Prior to the adoption of SFAS 160 noncontrolling interests were a deduction to income in arriving at net income.  Under SFAS 160 noncontrolling interests are a deduction from net income used to arrive at net income attributable to Brink’s.

We adopted SFAS 161, Disclosures about Derivative Instruments and Hedging Activities an Amendment of SFAS 133, effective January 1, 2009.  SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting.  The adoption of SFAS 161 had no impact on our financial statements.

We adopted SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, effective November 15, 2008. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP.  Because SFAS 162 does not change GAAP, the adoption of SFAS 162 did not have an impact on our financial statements.

We adopted FASB Staff Position ("FSP") EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, effective January 1, 2009.  FSP EITF 03-6-1 affects entities that accrue cash dividends (whether paid or unpaid) on share-based payment awards during the award’s service period for dividends that are nonforfeitable.  The FASB concluded that unvested awards containing rights to nonforfeitable dividends are participating securities.  Because unvested awards containing such rights are considered participating securities, we are required to compute basic and diluted earnings per share under the two-class method.  The adoption of FSP EITF 03-6-1 did not have a material effect on our financial statements.

We adopted FSP 157-2, Partial Deferral of the Effective Date of SFAS 157, effective January 1, 2009.  FSP 157-2 delayed the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities.  The adoption of FSP 157-2 did not have a material effect on our results of operations or financial position.

Standards Not Yet Adopted
In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which will be effective for us on December 31, 2009.  FSP SFAS 132(R)-1 requires enhanced disclosures about plan assets in employer’s defined benefit pension or other postretirement plans in order to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, and significant concentrations of risk within plan assets.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides new guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities.  FSP FAS 115-2 is effective for our quarter ending June 30, 2009.  We are currently evaluating the requirements of this pronouncement and have not determined the effect, if any, that adoption will have on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  FSP FAS 107-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments in interim reporting periods.  Previously, the disclosures were required only in annual financial statements.  FSP FAS 107-1 is effective for our quarter ending June 30, 2009.

Note 2 – Segment information

SFAS 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments.  Segments are identified by us based on how resources are allocated and operating decisions are made.  Management evaluates performance and allocates resources based on operating profit or loss, excluding corporate allocations.  Although we have four operating segments, under the aggregation criteria set forth in SFAS 131, we conduct business in two geographic reportable segments: International and North America.  Prior to the spin-off of Brink’s Home Security (“BHS”) in October of 2008, our two reportable segments were Brink’s and BHS.

Our primary services include:

Core services
•	Cash-in-transit (“CIT”) armored car transportation
•	Automated teller machine (“ATM”) replenishment and servicing

Value-added services
•	Global Services – arranging secure long-distance transportation of valuables
•	Cash Logistics – money processing, supply chain management of cash; from point-of-sale through transport, vaulting and bank deposit

Other security services
•	Guarding services, including airport security

Brink’s operates in approximately 50 countries.

	Three Months
	Ended March 31,
(In millions)	2009	2008

Revenues:
International	$511.6	562.5
North America	220.9	230.3
Revenues	$732.5	792.8

Operating profit:
International	$39.4	68.6
North America	14.5	13.4
Segment operating profit	53.9	82.0
Corporate expense, net	(4.4)	(14.9)
Former operations expense, net	(7.8)	(0.6)
Operating profit	$41.7	66.5

Note 3 – Shares used to calculate earnings per share

Shares used to calculate earnings per share were as follows:

	Three Months
	Ended March 31,
(In millions)	2009	2008

Weighted-average shares:
Basic (a)	46.3	46.5
Effect of dilutive stock awards	0.2	0.4
Diluted	46.5	46.9

Antidilutive stock awards excluded from denominator	2.4	0.6
(a)   We have deferred compensation plans for our employees and directors denominated in common stock units.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share   includes the weighted-average units credited to employees and directors under the deferred compensation plans.  Accordingly, included in basic shares are weighted-average units of 0.8 million in the three months ended March 31, 2009, and 0.8 million in the three months ended March 31, 2008.

Note 4 – Retirement benefits

Pension plans
We have various defined benefit plans for eligible employees.

The components of net periodic pension cost (credit) for our pension plans were as follows:

(In millions)	U.S. Plans		Non-U.S. Plans		Total
Three months ended March 31,	2009	2008	2009	2008	2009	2008

Service cost	$-	-	1.4	2.4	1.4	2.4
Interest cost on projected benefit obligation	11.6	11.4	2.9	3.2	14.5	14.6
Return on assets – expected	(14.2)	(14.8)	(2.1)	(3.1)	(16.3)	(17.9)
Amortization of losses	2.4	0.3	0.9	0.9	3.3	1.2
Settlement loss	0.3	-	-	-	0.3	-
Net periodic pension cost (credit)	$0.1	(3.1)	3.1	3.4	3.2	0.3

Retirement benefits other than pensions
We provide retirement health care benefits for eligible current and former employees in the U.S. and Canada, including former employees of the former coal operations.  Retirement benefits related to the former coal operation include medical benefits provided by the Pittston Coal Group Companies Employee Benefit Plan for the United Mine Workers of America (the “UMWA”) Represented Employees as well as costs related to Black lung obligations.

The components of net periodic postretirement cost related to retirement benefits were as follows:

(In millions)	UMWA plans		Black lung and other plans		Total
Three months ended March 31,	2009	2008	2009	2008	2009	2008

Service cost	$-	-	-	0.1	-	0.1
Interest cost on accumulated postretirement
benefit obligations	7.2	7.9	0.7	0.9	7.9	8.8
Return on assets – expected	(5.6)	(9.6)	-	-	(5.6)	(9.6)
Amortization of losses	5.0	2.0	0.1	0.1	5.1	2.1
Curtailment gain (a)	-	-	-	(2.0)	-	(2.0)
Net periodic postretirement cost (credit)	$6.6	0.3	0.8	(0.9)	7.4	(0.6)
(a)  In January 2008, Brink’s announced the freezing of the Canadian retirement benefit plan.

Note 5 – Income taxes

	Three Months
	Ended March 31,
	2009	2008

Continuing operations
Provision for income taxes (in millions)	$10.5	18.3
Effective tax rate	24.4%	27.7%

Discontinued operations
Provision for income taxes (in millions)	$0.3	16.5
Effective tax rate	27.3%	49.0%

The effective income tax rate on continuing operations in the first quarter of 2009 was lower than the 35% U.S. statutory tax rate largely due to $4.3 million in lower taxes related to non-U.S. tax jurisdictions.  These taxes were lower than 35% primarily due to lower effective tax rates in our non-U.S. jurisdictions and inflation adjustments in certain countries that are treated as permanent differences.

The effective income tax rate on continuing operations in the first quarter of 2008 was lower than the 35% U.S. statutory tax rate primarily due to $4.5 million in lower taxes related to non-U.S. tax jurisdictions.  These taxes were lower than 35% primarily due to lower effective tax rates in our non-U.S. jurisdictions and inflation adjustments in certain countries that are treated as permanent differences.  The effective income tax rate on continuing operations was also lower due to a $0.7 million benefit for an IRS audit settlement, partially offset by $0.5 million of state tax expense.

Note 6 – Common stock

On September 14, 2007, our board of directors authorized the purchase of up to $100 million of our outstanding common shares. Under the program, we used $6.1 million to purchase 234,456 shares of common stock between January 1, 2009, and March 31, 2009, at an average price of $26.20 per share.  As of March 31, 2009, we had $33.7 million under the program available to purchase shares.  The repurchase authorization does not have an expiration date.

Note 7 – Acquisitions

On January 8, 2009, we acquired 100% of the capital stock and voting interests in Sebival-Seguranca Bancaria Industrial e de Valores Ltda. and Setal Servicos Especializados, Tecnicos e Auxiliares Ltda. (“Sebival”) for approximately $47.6 million in cash. Both of the businesses which comprise Sebival were controlled by the same owner.  Sebival provides cash in transit and payment processing services in Brazil and the acquisition expands our operations into the midwestern region of that country.  Acquisition-related costs were $0.8 million and were included in selling, general and administrative expenses in our consolidated statement of income for the year ended December 31, 2008.

The Sebival acquisition has been accounted for as a business combination under the acquisition method of accounting. Under the acquisition method of accounting, the assets acquired and the liabilities assumed are recorded at their respective fair values as of the acquisition date in our consolidated financial statements. We have provisionally recognized assets acquired and liabilities assumed in the transaction.  The amounts reported are provisional as we are completing the valuation work required to accurately allocate the purchase price.  The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $30.7 million.  The acquired goodwill consists of intangible assets that do not qualify for separate recognition, combined with synergies expected from integrating Sebival’s operations into our existing Brazilian operations.  All of the goodwill has been assigned to the Latin America operating segment and is expected to be deductible for tax purposes.  Sebival’s results of operations are included in our consolidated financial statements from the date of acquisition.

We have determined the following provisional estimated fair values for the assets purchased and liabilities assumed as of the date of the acquisition. The determination of estimated fair value required management to make significant estimates and assumptions.

Estimated Fair
Value at
(In millions)	January 8, 2009

Current assets	$10.9
Property and equipment, net	5.3
Identifiable intangible assets	19.2
Goodwill	30.7
Other noncurrent assets	1.1
Current liabilities	(11.1)
Noncurrent liabilities	(8.5)
Total net assets acquired	$47.6

The fair value of the current assets acquired includes accounts receivable with a fair value of $6.3 million.

The aggregate amounts of revenue and earnings of Sebival included in our consolidated statement of income for the quarter ended March 31, 2009, and the aggregate revenue and earnings of the combined entity had the acquisition dates been January 1, 2008, are as follows:

(In millions)	Revenue	Net income attributable to Brink’s

Actual for quarter ended March 31, 2009	$15.5	0.6
Supplemental pro forma for quarter ended March 31, 2009	732.5	23.0
Supplemental pro forma for quarter ended March 31, 2008	810.5	51.9

In the first quarter of 2009, we acquired a controlling interest in a Panama armored transportation operation, which was previously 49% owned.  We recognized a gain of $0.8 million related to the step-up in basis of our previous ownership in this company and a gain of $0.7 million related to the bargain purchase of the remaining 51% interest.   The total pretax gain resulting from this transaction of $1.5 million was recognized in our consolidated statements of income in other operating income (expense), net.

Note 8 – Discontinued operations

	Three Months
	Ended March 31,
(In millions)	2009	2008

BHS:
Results of operations (a)	$-	31.7
Expense associated with the spin-off	-	(0.9)
Adjustments to contingent liabilities of former operations	1.1	2.9
Income from discontinued operations before income taxes	1.1	33.7
Provision for income taxes	0.3	16.5
Income from discontinued operations	$0.8	17.2
(a)	BHS operations were spun off on October 31, 2008. Revenues of the operations were $127.8 million for the first quarter of 2008.

Note 9 – Supplemental cash flow information

	Three Months
	Ended March 31,
(In millions)	2009	2008

Cash paid for:
Interest	$1.8	1.8
Income taxes, net	28.4	25.4

Note 10 – Comprehensive income

	Three Months
	Ended March 31,
(In millions)	2009	2008

Net income	$33.3	65.0
Other comprehensive income (loss), net of reclasses and taxes:
Benefit plan experience loss	2.0	1.9
Benefit plan prior service cost	2.8	0.3
Foreign currency translation adjustments	(17.9)	28.4
Marketable securities	(0.3)	(0.7)
Other comprehensive income (loss)	(13.4)	29.9
Comprehensive income	19.9	94.9

Net income attributable to noncontrolling interests	(10.3)	(14.9)
Foreign currency translation adjustments attributable to noncontrolling interests	1.4	(2.6)
Comprehensive income attributable to noncontrolling interests	(8.9)	(17.5)

Comprehensive income attributable to Brink’s	$11.0	77.4

Note 11 – Commitments and contingent matters

Operating leases
We have made residual value guarantees of approximately $62.2 million at March 31, 2009, related to operating leases, principally for trucks and other vehicles.

Federal Black Lung Excise Tax (“FBLET”) refunds
In 1999, the United States District Court of the Eastern District of Virginia entered a final judgment in favor of certain of our subsidiaries, ruling that FBLET was unconstitutional as applied to coal exports.  We previously received refunds of FBLET paid on coal exports for the periods open under the then applicable statute of limitations.

In late 2008, Congress passed the Energy Improvement and Extension Act of 2008 which enabled taxpayers to file claims for FBLET refunds for periods prior to those open under the statute of limitations previously applicable to us.  We have filed additional claims for refunds with respect to those prior periods. Due to the uncertainty regarding the receipt of any additional amounts, however, we have not recorded gains for additional FBLET refund amounts.  If realized, the gains related to these refunds will be recorded in discontinued operations.

Former operations
BAX Global, a former business unit of ours, is defending a claim related to the apparent diversion by a third party of goods being transported for a customer.  Although BAX Global is defending this claim vigorously and believes that its defenses have merit, it is possible that this claim ultimately may be decided in favor of the claimant.  If so, we expect that the ultimate amount of reasonably possible unaccrued losses could range from $0 to $13 million.  We have contractually indemnified the purchaser of BAX Global for this contingency.

Value-added taxes (“VAT”) and customs duties
During 2004, we determined that one of our non-U.S. Brink’s business units had not paid customs duties and VAT with respect to the importation of certain goods and services.  We were advised that civil and criminal penalties could be asserted for the non-payment of these customs duties and VAT.  Although no penalties have been asserted to date, they could be asserted at any time.  The business unit has provided the appropriate government authorities with an accounting of unpaid customs duties and VAT and has made payments covering its calculated unpaid VAT.  We believe that the range of reasonably possible losses is between $0.4 million and $3.0 million for potential penalties on unpaid VAT and have accrued $0.4 million.  We believe that the range of possible losses for unpaid customs duties and associated penalties, none of which has been accrued, is between $0 and $35 million. We believe that the assertion of the penalties on unpaid customs duties would be excessive and would vigorously defend against any such assertion.  We do not expect to be assessed interest charges in connection with any penalties that may be asserted.  We continue to diligently pursue the timely resolution of this matter and, accordingly, our estimate of the potential losses could change materially in future periods.  The assertion of potential penalties may be material to our financial position and results of operations.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Brink’s Company offers transportation and logistics management services for cash and valuables throughout the world.  These services include armored car transportation, automated teller machine (“ATM”) replenishment and servicing, currency deposit processing and cash management services.  Cash management services include cash logistics services (“Cash Logistics”), deploying and servicing safes and safe control devices (e.g., our patented CompuSafe® service), coin sorting and wrapping, integrated check and cash processing services (“Virtual Vault Services”), arranging secure transportation of valuables over long distances and around the world (“Global Services”), and guarding services, including airport security.

Management allocates resources to and makes operating decisions for our operations on a geographic basis. As a result, our reportable segments are International and North America.  Prior to the spin-off of Brink’s Home Security (“BHS”) in October 2008, our reportable segments were Brink’s and BHS.  Our International segment includes three distinct regions: Europe, Middle East, and Africa (“EMEA”), Latin America and Asia Pacific. Our North America segment includes operations in the U.S. and Canada.

RESULTS OF OPERATIONS

Overview

	Three Months
	Ended March 31,
(In millions)	2009	2008

Income attributable to Brink’s:
Continuing operations	$22.2	32.9
Discontinued operations	0.8	17.2
Net income attributable to Brink’s	$23.0	50.1

The income items in the above table are reported after tax and income attributable to noncontrolling interests.

Income from continuing operations attributable to Brink’s decreased by 33% in the first quarter of 2009 versus the first quarter of the prior year primarily due to lower results from our International segment.  Higher expenses related to former operations were partially offset by lower corporate expenses and a lower effective income tax rate.

Consolidated Review

	Three Months
	Ended March 31,		%
(In millions)	2009	2008	change

Revenues:
International	$511.6	562.5	(9)
North America	220.9	230.3	(4)
Revenues	$732.5	792.8	(8)

Operating profit:
International	$39.4	68.6	(43)
North America	14.5	13.4	8
Segment operating profit	53.9	82.0	(34)
Corporate expense, net	(4.4)	(14.9)	(70)
Former operations expense, net	(7.8)	(0.6)	200 +

Operating profit	41.7	66.5	(37)

Interest expense	(2.7)	(2.5)	8
Interest and other income, net	4.0	2.1	90
Income from continuing operations before tax	43.0	66.1	(35)
Provision for income taxes	10.5	18.3	(43)

Income from continuing operations	32.5	47.8	(32)

Income from discontinued operations	0.8	17.2	(95)
Net income	33.3	65.0	(49)
Less net income attributable to
noncontrolling interests	(10.3)	(14.9)	(31)

Net income attributable to Brink’s	23.0	50.1	(54)

Amounts attributable to Brink’s:

Income from continuing operations	22.2	32.9	(33)
Income from discontinued operations	0.8	17.2	(95)

Net income attributable to Brink’s	$23.0	50.1	(54)

Revenues
Revenues during the first quarter of 2009 decreased 8% from the prior-year period.  Revenues decreased for both of our reportable segments as a result of unfavorable changes in foreign currency exchange rates, caused by the stronger U.S. dollar.   Revenues increased 4% on a constant-currency basis.  First quarter 2008 revenues included $34.2 million related to the currency conversion project in Venezuela, which was completed in 2008.

Operating Profit
Segment operating profit during the first quarter of 2009 decreased from the prior-year period primarily as a result of lower margins in our International operations, partially offset by improved results in North America and the results from cost reduction efforts throughout the entire company.  The lower International margins were driven mainly by the absence of the profitable currency conversion project in Venezuela, which was completed in 2008, and the effects of the continuing global economic slowdown.

Corporate expense, net in the first quarter of 2009 included a $2.7 million gain on the sale of real estate and $1.6 million in royalty income from BHS.

Expenses related to former operations were higher in the first quarter of 2009 compared to the same period last year primarily due to higher expenses related to retirement plans.

Segment Operating Results

	Three Months Ended				Percentage
	March 31,				Change
(In millions)	2008	Constant-Currency Change	Currency Change	2009	As Reported	Constant-Currency

Revenues:
International	$562.5	29.0	(79.9)	511.6	(9)	5
North America	230.3	(0.8)	(8.6)	220.9	(4)	-
Revenues	$792.8	28.2	(88.5)	732.5	(8)	4

Operating profit:
International	$68.6	(25.9)	(3.3)	39.4	(43)	(38)
North America	13.4	1.6	(0.5)	14.5	8	12
Segment operating profit	$82.0	(24.3)	(3.8)	53.9	(34)	(30)

International
Revenues during the first quarter of 2009 decreased 9% from the prior-year period.  Revenues decreased in all regions primarily as a result of unfavorable changes in foreign currency exchange rates.  Revenues increased 5% on a constant-currency basis.  First quarter 2008 revenues included $34.2 million related to the currency conversion project in Venezuela, which was completed in 2008.  Operating profit during the first quarter of 2009 decreased from the prior-year period primarily as a result of lower margins.  The lower margins were mainly driven by the absence of the profitable currency conversion project in Venezuela, which was completed in 2008, and the effects of the continuing global economic slowdown.

EMEA.  Revenues decreased 12% (increased 4% on a constant-currency basis) to $293.4 million in the first quarter of 2009 compared to $332.4 million from the same period last year.  Revenue decreases were primarily the result of unfavorable changes in foreign currency exchange rates.  Operating profit declined significantly versus the year-ago quarter due to lower economic activity and pricing pressure in most European countries, reflecting the ongoing global economic slowdown and continued weakness in the diamond and jewelry markets.  We changed certain management positions in the region and restructured certain of our operations as a result of the deteriorating business conditions and the loss of some customers.  These changes resulted in $4.8 million of severance costs in the first quarter of 2009.

Latin America.  Revenues decreased 5% (increased 7% on a constant-currency basis) to $199.4 million in the first quarter of 2009 compared to $211.0 million from the same period last year.  Revenues declined largely as a result of unfavorable changes in foreign currency exchange rates.  The newly acquired operations of Sebival provided revenues of approximately $16 million.  Operating profit declined during the first quarter of 2009 from the prior-year period.  The overall decline in revenues and operating profit was driven mainly by the absence of the profitable currency conversion project in Venezuela, which was completed in 2008.  Operating profit improved in the region excluding the effects of the completed 2008 currency conversion project.

The global economic slowdown began to affect Latin America during the quarter although business volumes were relatively strong as compared to the U.S. and Europe.

Asia-Pacific.  Revenues decreased 2% (increased 7% on a constant-currency basis) to $18.8 million in the first quarter of 2009 compared to $19.1 million from the same period last year. Operating profit declined due primarily to the negative impact of foreign exchange rates and lower diamond and jewelry volume, partially offset by higher volume in currency and precious metals.

North America
Revenues decreased 4% to $220.9 million in the first quarter of 2009 compared to $230.3 million in the first quarter of 2008, as an increase in average selling prices was offset by lower volumes.  Operating profit in the first quarter of 2009 increased $1.1 million compared to the same period last year.  The improvement was due primarily to reduced labor costs, lower fuel expenses and higher average selling prices, partially offset by lower global services volumes and $1.1 million of higher pension expenses.  In addition, there was a $2.0 million curtailment gain in the first quarter of 2008 related to the freezing of the Canadian postretirement benefit plan.

Supplemental Revenue Analysis – Revenues by Service Line

	Three Months Ended						Percentage
	March 31,						Change
(In millions)	2008 without Currency Conversion	Revenues from Currency Conversion (a)	2008 as Reported	Constant- Currency Change	Currency Change	2009	As Reported	Constant- Currency	Constant- Currency without Currency Conversion

Revenues from:
Core services	$403.3	10.5	413.8	30.1	(39.8)	404.1	(2)	7	10
Value-added services	255.3	23.7	279.0	(6.1)	(35.1)	237.8	(15)	(2)	7
Other security services	100.0	-	100.0	4.2	(13.6)	90.6	(9)	4	4
Total revenues	$758.6	34.2	792.8	28.2	(88.5)	732.5	(8)	4	8
(a)      Venezuela changed its national currency from the bolivar to the bolivar fuerte on January 1, 2008, and Brink’s performed additional cash handling services to assist in the conversion.  The project was completed in 2008.

Our primary services include:

Core services
•	Cash-in-transit (“CIT”) armored car transportation
•	Automated teller machine (“ATM”) replenishment and servicing

Value-added services
•	Global Services – arranging secure long-distance transportation of valuables
•	Cash Logistics – money processing, supply chain management of cash; from point-of-sale through transport, vaulting and bank deposit

Other security services
•	Guarding services, including airport security

We typically provide customized services under separate contracts designed to meet the distinct needs of customers.  Contracts usually cover an initial term of at least one year and in many cases one to three years, and generally remain in effect thereafter until canceled by either party.

Supplemental Revenue Analysis – Organic Revenue Growth

	Three Months	% change
(In millions)	Ended March 31,	from prior period

2007 Revenues	$625.8
Effects on revenue of:
Organic Revenue Growth (a)	95.9	16
Acquisitions and dispositions, net	7.7	1
Changes in currency exchange rates	63.4	10

2008 Revenues	792.8	27
Effects on revenue of:
Organic Revenue Growth (a)	9.6	1
Acquisitions and dispositions, net	18.6	2
Changes in currency exchange rates	(88.5)	(11)

2009 Revenues	$732.5	(8)
(a)        Organic revenue growth excluding the currency conversion project was 10% in 2008 and 6% in 2009.

Higher Expenses Related to U.S. Retirement Plans

Our most significant retirement plans include our primary U.S. pension plan and the retiree medical plans of our former coal business that were collectively bargained with the United Mine Workers of America (the “UMWA”).  The market value of the investments used to pay benefits for these retirement plans significantly declined in 2008.  As a result of this, our 2009 expense related to our U.S. retirement plans has increased significantly from 2008 levels (see tables below).

Expense (income) related to Primary U.S. Retirement Plans

	Three Months			Years Ended
	Ended March 31,		%	December 31,		%
(In millions)	2009	2008	change	Estimated 2009 (a)	Actual 2008	change

Primary U.S. pension plan	$(0.5)	(3.4)	(85)	(2.0)	(12.8)	(84)
UMWA plans	6.6	0.3	200 +	26.3	0.6	200 +
Total	$6.1	(3.1)	NM	24.3	(12.2)	NM

Included in:
Segment operating profit – North America	$(0.2)	(1.3)	(85)	(0.7)	(4.9)	(86)
Corporate expense, net	-	(0.1)	NM	(0.1)	(0.3)	(67)
Former operations expense, net	6.3	(1.6)	NM	25.1	(6.4)	NM
Discontinued operations	-	(0.1)	NM	-	(0.6)	NM
Total	$6.1	(3.1)	NM	24.3	(12.2)	NM
(a)           Represents full year projected retirement plan expense (income) for 2009.  The projected expense (income) is based on a variety of estimates, including actuarial assumptions as of December 31, 2008.  These estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

Corporate Expense, Net

	Three Months
	Ended March 31,		%
(In millions)	2009	2008	change

General and administrative	$8.9	10.3	(14)
Royalty income:
Brand licensing fees from BHS	(1.6)	-	NM
Other	(0.3)	(0.3)	-
Gain on sale of real estate	(2.7)	-	NM
Currency exchange transaction losses, net	0.1	0.1	-
Strategic reviews and proxy matters	-	4.8	NM
Corporate expense, net	$4.4	14.9	(70)

Corporate expense, net, in the first quarter of 2009 decreased $10.5 million compared to the same period last year.  The decline is primarily due to $4.8 million of costs incurred in 2008 related to strategic reviews and proxy matters, a $2.7 million gain on the sale of real estate, $1.6 million in royalty income from the licensing agreement with BHS and cost reduction actions.

Former Operations Expense, Net

	Three Months
	Ended March 31,		%
(In millions)	2009	2008	change

Retirement plans:
Primary U.S. retirement plans	$6.3	(1.6)	NM
Black lung and other plans	0.8	1.1	(27)
Administrative, legal and other, net	1.1	1.2	(8)
Gain on sale of coal assets	(0.4)	(0.1)	200	+
Former operations expense, net (a)	$7.8	0.6	200	+
(a) included in continuing operations.

Expenses in the first quarter of 2009 related to retirement plans increased significantly compared to the same period of last year primarily due to the decline in the market value of plan assets in 2008.  See page 18 for an estimate of the full-year projected 2009 expense related to our primary U.S. retirement plans compared to 2008.

Foreign Operations

We operate in approximately 50 countries outside the U.S.

We are subject to risks customarily associated with doing business in foreign countries, including labor and economic conditions, political instability, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments.  Changes in the political or economic environments in the countries in which we operate could have a material adverse effect on our business, financial condition and results of operations.  The future effects, if any, of these risks or the risks described below cannot be predicted.

Our international operations conduct a majority of their business in local currencies. Because our financial results are reported in U.S. dollars, they are affected by changes in the value of various local currencies in relation to the U.S. dollar. Changes in exchange rates may also affect transactions which are denominated in currencies other than the local currency.  From time to time, we use foreign currency forward contracts to hedge transactional risks associated with foreign currencies.  At March 31, 2009, no material foreign currency forward contracts were outstanding.

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

For our Venezuelan subsidiaries, we prepare our financial statements using the official currency exchange rate, which was 2.15 bolivar fuerte to the U.S. dollar at March 31, 2009.  We use the official currency exchange rate because we expect that we will be able to obtain our dividends from Venezuelan operations at this rate.  Reported results would have been adversely affected if revenues, operating profits and net assets of Brink’s Venezuela had been reported using the market currency exchange rate. At March 31, 2009, Brink’s Venezuela held net assets attributable to Brink’s of $133.5 million.

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

Subsidiaries of U.S. companies that operate in highly inflationary countries must use the U.S. dollar as the functional currency, and local currency monetary assets are remeasured into U.S dollars, with remeasurement adjustments and other transaction gains and losses recognized in earnings.  Brink’s held bolivar fuerte-denominated net monetary assets of $124.4 million at March 31, 2009.

Other Operating Income (Expense), Net

Other operating income (expense), net, is a component of segment operating profit, corporate expense, net, and former operations, net.

	Three Months
	Ended March 31,		%
(In millions)	2009	2008	change

Foreign currency transaction losses, net	$(3.4)	(3.0)	13
Gains on sale of property and other assets, net	3.1	-	NM
Share in earnings of equity affiliates	1.0	1.2	(17)
Royalty income	1.9	0.3	200 +
Gain on acquiring control of an equity method affiliate (a)	1.5	-	NM
Impairment losses	(0.1)	(0.1)	-
Other	0.6	0.9	(33)
Other operating income (expense), net	$4.6	(0.7)	NM
(a) See note 7 of the consolidated financial statements.

As described in the analysis of corporate expense, net, above, in the first quarter of 2009 we recognized a $2.7 million gain on the sale of certain real estate and $1.6 million in royalty income from the licensing agreement with BHS.

Nonoperating Income and Expense

Interest expense

	Three Months
	Ended March 31,		%
(In millions)	2009	2008	change

Interest expense	$2.7	2.5	8

Interest and other income, net

	Three Months
	Ended March 31,		%
(In millions)	2009	2008	change

Interest and other income, net	$4.0	2.1	90

Interest and other income, net was higher in the first quarter of 2009 primarily due to higher average levels of cash and cash equivalents in certain countries.

Income Taxes

	Three Months
	Ended March 31,
	2009	2008

Continuing operations
Provision for income taxes (in millions)	$10.5	18.3
Effective tax rate	24.4%	27.7%

Discontinued operations
Provision for income taxes (in millions)	$0.3	16.5
Effective tax rate	27.3%	49.0%

The effective income tax rate on continuing operations in the first quarter of 2009 was lower than the 35% U.S. statutory tax rate largely due to $4.3 million in lower taxes related to non-U.S. tax jurisdictions.  These taxes were lower than 35% primarily due to lower effective tax rates in our non-U.S. jurisdictions and inflation adjustments in certain countries that are treated as permanent differences.

The effective income tax rate on continuing operations in the first quarter of 2008 was lower than the 35% U.S. statutory tax rate primarily due to $4.5 million in lower taxes related to non-U.S. tax jurisdictions.  These taxes were lower than 35% primarily due to lower effective tax rates in our non-U.S. jurisdictions and inflation adjustments in certain countries that are treated as permanent differences.  The effective income tax rate on continuing operations was also lower due to a $0.7 million benefit for an IRS audit settlement, partially offset by $0.5 million of state tax expense.

Our effective tax rate may fluctuate materially from period to period due to changes in the expected geographical mix of earnings, changes in valuation allowances or accruals for contingencies and other factors.  Subject to the above factors, our effective tax rate for the full-year is expected to be between 23% and 26%.

Noncontrolling Interests

	Three Months
	Ended March 31,		%
(In millions)	2009	2008	change

Net income attributable to noncontrolling interests	$10.3	14.9	(31)

The decrease in net income attributable to noncontrolling interests in 2009 was primarily due to a decrease in the earnings of our Venezuelan subsidiaries driven mainly by the absence of the profitable currency conversion project, which was completed in 2008.

Discontinued Operations

	Three Months
	Ended March 31,
(In millions)	2009	2008

BHS:
Results of operations (a)	$-	31.7
Expense associated with the spin-off	-	(0.9)
Adjustments to contingent liabilities of former operations	1.1	2.9
Income from discontinued operations before income taxes	1.1	33.7
Provision for income taxes	0.3	16.5
Income from discontinued operations	$0.8	17.2
(a)  BHS operations were spun off on October 31, 2008.  Revenues of the operations were $127.8 million for the first quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows before financing activities decreased by $36.7 million in the first three months of 2009 as compared to the first three months of 2008.  The decrease was primarily due to $49.0 million in cash used for business acquisitions, a decline in income from continuing operations and $15.7 million in lower cash flows from discontinued operations, partially offset by lower cash used for working capital.

Summary of Cash Flow Information

	Three Months
	Ended March 31,		$
(In millions)	2009	2008	change

Cash flows from operating activities:
Continuing operations	$19.4	(1.7)		21.1
Discontinued operations	(0.1)	61.4		(61.5)
Operating activities	19.3	59.7		(40.4)

Cash flows from investing activities:
Capital expenditures	(29.5)	(31.5)		2.0
Acquisitions	(49.0)	-		(49.0)
Other	6.0	1.1		4.9
Discontinued operations, net	-	(45.8)		45.8
Investing activities	(72.5)	(76.2)		3.7

Cash flows before financing activities	$(53.2)	(16.5)		(36.7)

Operating Activities

Operating cash flows decreased by $40.4 million in the first three months of 2009 compared to the same period in 2008.  The decrease was primarily due to the absence of cash inflows in the first quarter of 2009 provided by discontinued operations, and a decline in operating profit, partially offset by lower cash used for working capital.

Investing Activities

Cash flows from investing activities improved by $3.7 million in the first three months of 2009 versus the first three months of 2008 primarily due to a $45.8 million reduction in cash used by discontinued operations, partially offset by the $49.0 million used for business acquisitions.

Capital expenditures and depreciation and amortization were as follows:

	Three Months
	Ended March 31,		$
(In millions)	2009	2008	change

Capital expenditures:
International	$14.7	22.5		(7.8)
North America	14.8	9.0		5.8
Capital expenditures	29.5	31.5		(2.0)

Depreciation and amortization:
International	22.1	22.1		-
North America	8.5	7.6		0.9
Corporate	0.1	0.1		-
Depreciation and amortization	$30.7	29.8		0.9

Capital expenditures in the first quarter of 2009 were primarily for new cash processing and security equipment, armored vehicles, and information technology.  Capital expenditures in the first quarter of 2009 decreased when compared to the same period of 2008.  The decrease in our International segment was partially offset by an increase in our North America segment.  The decrease in Brink’s International capital expenditures from the prior-year period was due to lower spending overall, as well as the impact of changes in currency exchange rates.  The increase in our North America segment was mainly due to higher expenditures for armored vehicles, as we elected to buy rather than lease these vehicles, as well as increased spending on newly acquired and installed CompuSafe® units.

Capital expenditures for the full-year 2008 totaled $165 million.  Capital expenditures for the full-year 2009 are currently expected to be approximately $175 million.

Depreciation and amortization for the full-year 2009 is currently expected to range from $125 million to $135 million.

Financing Activities

Summary of financing activities

	Three Months
	Ended March 31,
(In millions)	2009	2008

Net borrowings (repayments) of debt:
Short-term debt	$3.6	3.5
Revolving facilities	39.2	65.9
Long-term debt	(3.0)	(5.0)
Net borrowings (repayments) of debt	39.8	64.4
Repurchase of shares of common stock of Brink’s	(6.9)	(33.8)
Dividends attributable to:
Shareholders of Brink’s	(4.6)	(4.5)
Noncontrolling interests in subsidiaries	(0.2)	(1.1)
Proceeds and tax benefits related to stock compensation and other	0.2	(1.4)
Cash flows from financing activities	$28.3	23.6

During the first three months of 2009, we purchased 234,456 shares of our common stock at an average cost of $26.20 per share. We also used $0.8 million in the first quarter of 2009 to settle share purchases initiated in December 2008.

During the first three months of 2008, we purchased 594,300 shares of our common stock at an average cost of $62.16 per share, some of which were settled after the end of the quarter.  We also withheld and retired a portion of the shares that were due to employees under deferred compensation distributions.  The shares were withheld to meet the withholding requirements of $10.7 million.

Our operating liquidity needs are typically financed by cash from operations, short-term debt and the Revolving Facility, described below.

We paid dividends of $0.10 per share in the first quarter of 2009.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the board of directors.

Capitalization

We use a combination of debt, leases and equity to capitalize our operations.

Reconciliation of Net Debt (Cash) to GAAP measures

	March 31,	December 31,
(In millions)	2009	2008

Short-term debt	$10.8	7.2
Long-term debt	220.8	181.4
Debt	231.6	188.6
Less cash and cash equivalents	(223.4)	(250.9)
Net Debt (Cash) (a)	$8.2	(62.3)
(a)	Net Debt (Cash) is a non-GAAP measure. Net Debt (Cash) is equal to short-term debt plus the current and noncurrent portion of long-term debt (“Debt” in the tables), less cash and cash equivalents.

The supplemental Net Debt (Cash) information is non-GAAP financial information that management believes is an important measure to evaluate our financial leverage.  This supplemental non-GAAP information should be reviewed in conjunction with our consolidated balance sheets.  Our Net Debt (Cash) position at March 31, 2009, as compared to December 31, 2008, changed primarily due to $49.0 million used for business acquisitions and $6.9 million for the repurchase of shares of our common stock.

Debt
We have an unsecured $400 million revolving bank credit facility (the “Revolving Facility”) with a syndicate of banks.  The Revolving Facility’s interest rate is based on LIBOR plus a margin, prime rate, or competitive bid.  The Revolving Facility allows us to borrow (or otherwise satisfy credit needs) on a revolving basis over a five-year term ending in August 2011.  As of March 31, 2009, $254.3 million was available under the Revolving Facility.  Amounts outstanding under the Revolving Facility as of March 31, 2009, were denominated primarily in U.S. dollars and to a lesser extent in Canadian dollars.

The margin on LIBOR borrowings under the Revolving Facility which can range from 0.140% to 0.575%, depending on our credit rating, was 0.350% at March 31, 2009.  When borrowings and letters of credit under the Revolving Facility are in excess of $200 million, the applicable interest rate is increased by 0.100% or 0.125%.  We also pay an annual facility fee on the Revolving Facility based on our credit rating.  The facility fee, which can range from 0.060% to 0.175%, was 0.100% at March 31, 2009.

We have an unsecured $135 million letter of credit facility with a bank (the “Letter of Credit Facility”).  The Letter of Credit Facility expires in July 2011.  As of March 31, 2009, $8.6 million was available under the Letter of Credit Facility.  The Revolving Facility and the multi-currency revolving credit facilities (described below) are also used for the issuance of letters of credit and bank guarantees.

We have two unsecured multi-currency revolving bank credit facilities with a total of $50.0 million in available credit, of which approximately $20.6 million was available at March 31, 2009.  Interest on these facilities is based on LIBOR plus a margin.  The margin ranges from 0.140% to 0.675%.  A $10 million facility expires in December 2009 and a $40 million facility expires in December 2011. We also have the ability to borrow from other banks under short-term uncommitted agreements.  Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

The Revolving Facility, the Letter of Credit Facility and the two unsecured multi-currency revolving bank credit facilities contain subsidiary guarantees and various financial and other covenants.  The financial covenants, among other things, limit our total indebtedness, limit asset sales, limit the use of proceeds from asset sales and provide for minimum coverage of interest costs.  The credit agreements do not provide for the acceleration of payments should our credit rating be reduced.  If we were not to comply with the terms of our various loan agreements, the repayment terms could be accelerated and the commitments could be withdrawn.  An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  We were in compliance with all financial covenants at March 31, 2009.

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

Equity
At March 31, 2009, we had 100 million shares of common stock authorized and 45.5 million shares issued and outstanding.

On September 14, 2007, our board of directors authorized the purchase of up to $100 million of our outstanding common shares. Under the program, we used $6.1 million to purchase 234,456 shares of common stock between January 1, 2009, and March 31, 2009, at an average price of $26.20 per share.  As of March 31, 2009, we had $33.7 million under the program available to purchase shares.  The repurchase authorization does not have an expiration date.

Commitments and Contingent Matters

Operating leases
We have made residual value guarantees of approximately $62.2 million at March 31, 2009, related to operating leases, principally for trucks and other vehicles.

Federal Black Lung Excise Tax (“FBLET”) refunds
In 1999, the United States District Court of the Eastern District of Virginia entered a final judgment in favor of certain of our subsidiaries, ruling that FBLET was unconstitutional as applied to coal exports.  We previously received refunds of FBLET paid on coal exports for the periods open under the then applicable statute of limitations.

In late 2008, Congress passed the Energy Improvement and Extension Act of 2008 which enabled taxpayers to file claims for FBLET refunds for periods prior to those open under the statute of limitations previously applicable to us.  We have filed additional claims for refunds with respect to those prior periods. Due to the uncertainty regarding the receipt of any additional amounts, however, we have not recorded gains for additional FBLET refund amounts.  If realized, the gains related to these refunds will be recorded in discontinued operations.

Former operations
BAX Global, a former business unit of ours, is defending a claim related to the apparent diversion by a third party of goods being transported for a customer.  Although BAX Global is defending this claim vigorously and believes that its defenses have merit, it is possible that this claim ultimately may be decided in favor of the claimant.  If so, we expect that the ultimate amount of reasonably possible unaccrued losses could range from $0 to $13 million.  We have contractually indemnified the purchaser of BAX Global for this contingency.

Value-added taxes (“VAT”) and customs duties
During 2004, we determined that one of our non-U.S. Brink’s business units had not paid customs duties and VAT with respect to the importation of certain goods and services.  We were advised that civil and criminal penalties could be asserted for the non-payment of these customs duties and VAT.  Although no penalties have been asserted to date, they could be asserted at any time.  The business unit has provided the appropriate government authorities with an accounting of unpaid customs duties and VAT and has made payments covering its calculated unpaid VAT.  We believe that the range of reasonably possible losses is between $0.4 million and $3.0 million for potential penalties on unpaid VAT and have accrued $0.4 million.  We believe that the range of possible losses for unpaid customs duties and associated penalties, none of which has been accrued, is between $0 and $35 million. We believe that the assertion of the penalties on unpaid customs duties would be excessive and would vigorously defend against any such assertion.  We do not expect to be assessed interest charges in connection with any penalties that may be asserted.  We continue to diligently pursue the timely resolution of this matter and, accordingly, our estimate of the potential losses could change materially in future periods.  The assertion of potential penalties may be material to our financial position and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our operations have activities in approximately 50 countries.  These operations expose us to a variety of market risks, including the effects of changes in interest rates, commodity prices and foreign currency exchange rates.  In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program.  Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the three months ended March 31, 2009.

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information

This document contains both historical and forward-looking information.  Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, statements regarding the anticipated impact of new accounting standards, the outcome of the issue relating to the non-payment of customs duties and value-added tax by a non-U.S. subsidiary of Brink’s, Incorporated, the outcome of pending litigation and the anticipated financial impact of the disposition of these matters, the effects of the global economic slowdown, projected 2009 expense relating to our major U.S. retirement plans, the possibility that Venezuela may be considered highly inflationary again, the possibility that Brink’s Venezuela may be subject to less favorable exchange rates or that the bolivar fuerte may be devalued, uncollectible accounts receivable, future CompuSafe® service growth and offerings, the anticipated effective tax rate for 2009 and our tax position and underlying assumptions, expected capital expenditures for 2009, anticipated depreciation and amortization for 2009, and the adequacy of our sources of liquidity.  Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which could cause actual results, performance or achievements to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond our control, include, but are not limited to the impact of the global economic slowdown on our business opportunities, access to the credit markets and funding requirements for pension plans and other employee benefits, the recent market volatility and its impact on the demand for our services, the implementation of investments in technology and value-added services and cost reduction efforts and their impact on revenue and profit growth, the ability to identify and execute further cost and operational improvements and efficiencies in our core businesses, the ability to cost effectively match customer demand with appropriate resources, the willingness of our customers to absorb fuel surcharges and other future price increases, the actions of competitors, our ability to identify strategic opportunities and integrate them successfully, acquisitions and dispositions made in the future, our ability to integrate recent acquisitions, decisions by our Board of Directors, regulatory and labor issues and higher security threats, the impact of turnaround actions responding to current conditions in Europe, potential future FBLET refunds, the return to profitability of operations in jurisdictions where we have recorded valuation adjustments, the input of governmental authorities regarding the non-payment of customs duties and value-added tax, the stability of the Venezuelan economy and changes in Venezuelan policy regarding exchange rates, the potential for a devaluation of the bolivar fuerte, the absence of the currency conversion project in Venezuela, variations in costs or expenses and performance delays of any public or private sector supplier, service provider or customer, our ability to obtain appropriate insurance coverage, positions taken by insurers with respect to claims made and the financial condition of insurers, safety and security performance, our loss experience, changes in insurance costs, risks customarily associated with operating in foreign countries including changing labor and economic conditions, currency devaluations, safety and security issues, political instability, restrictions on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive government actions, costs associated with information technology and other ongoing contractual obligations, costs associated with the purchase and implementation of cash processing and security equipment, changes in the scope or method of remediation or monitoring of our former coal operations, the timing of the pass-through of certain costs to third parties and the timing of approvals by governmental authorities relating to the disposal of the coal assets, changes to estimated liabilities and assets in actuarial assumptions due to payments made, investment returns, annual actuarial revaluations, and periodic revaluations of reclamation liabilities, the funding levels, accounting treatment, investment performance and costs of our pension plans and the VEBA, whether the Company’s assets or the VEBA’s assets are used to pay benefits, projections regarding the number of participants in and beneficiaries of our employee and retiree benefit plans, black lung claims incidence, the number of dependents of mine workers for whom benefits are provided, actual retirement experience of the former coal operation’s employees, actual medical and legal expenses relating to benefits, changes in inflation rates (including medical inflation) and interest rates, changes in mortality and morbidity assumptions, mandatory or voluntary pension plan contributions, discovery of new facts relating to civil suits, the addition of claims or changes in relief sought by adverse parties, our cash, debt and tax position and growth needs, our demand for capital and the availability and cost of such capital, the nature of our hedging relationships, our financial performance, utilization of third-party advisors and our ability to hire and retain corporate staff, changes in employee obligations, overall domestic and international economic, political, social and business conditions, capital markets performance, the strength of the U.S. dollar relative to foreign currencies, foreign currency exchange rates, changes in estimates and assumptions underlying our critical accounting policies, inflation, the promulgation and adoption of new accounting standards and interpretations, seasonality, pricing and other competitive industry factors, labor relations, fuel prices, new government regulations and interpretations of existing regulations, legislative initiatives, judicial decisions, issuances of permits, variations in costs or expenses and the ability of counterparties to perform.  The information included in this document is representative only as of the date of this document, and The Brink’s Company undertakes no obligation to update any information contained in this document.

Part II - Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about common stock repurchases by us during the quarter ended March 31, 2009.

				Maximum Number
			Total Number	(or Approximate
			of Shares Purchased	Dollar Value) of
	Total Number		as Part of Publicly	Shares that May Yet
	of Shares	Average Price	Announced Plans	be Purchased Under
Period	Purchased	Paid per Share	or Programs	the Plans or Programs
January 1 through
January 31, 2009	210,000	$26.04	210,000	$34,404,384
February 1 through
February 28, 2009	24,456	27.56	24,456	33,730,348
March 1 through
March 31, 2008	-	-	-	$33,730,348	(1)
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

THE BRINK’S COMPANY

April 28, 2009	By: /s/ Michael J. Cazer
Michael J. Cazer
(Vice President -
Chief Financial Officer)
(principal financial officer)