Form 10-Q
period 2009-06-30
BRINKS CO
filed 2009-07-31
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes  ☐  No  ☒

As of July 28, 2009, 45,573,583 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements

THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In millions)	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$178.2	250.9
Accounts receivable, net	459.4	450.7
Prepaid expenses and other	124.6	99.7
Deferred income taxes	29.5	31.1
Total current assets	791.7	832.4

Property and equipment, net	568.7	534.0
Goodwill	181.5	139.6
Deferred income taxes	197.1	202.6
Other	143.7	107.2

Total assets	$1,882.7	1,815.8

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$7.1	7.2
Current maturities of long-term debt	20.2	8.4
Accounts payable	122.1	137.8
Income taxes payable	2.9	21.2
Accrued liabilities	398.4	360.5
Total current liabilities	550.7	535.1

Long-term debt	165.1	173.0
Accrued pension costs	369.4	373.4
Retirement benefits other than pensions	245.2	249.9
Deferred income taxes	19.6	21.5
Other	158.0	157.6
Total liabilities	1,508.0	1,510.5

Commitments and contingencies (notes 4, 5, 9 and 13)

Equity:
The Brink’s Company (“Brink’s”) shareholders’ equity:
Common stock	45.6	45.7
Capital in excess of par value	488.9	486.3
Retained earnings	340.6	310.0
Accumulated other comprehensive loss	(596.5)	(628.0)
Total Brink’s shareholders’ equity	278.6	214.0

Noncontrolling interests	96.1	91.3

Total equity	374.7	305.3

Total liabilities and shareholders’ equity	$1,882.7	1,815.8

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Income
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions, except per share amounts)	2009	2008	2009	2008

Revenues	$751.9	797.8	1,484.4	1,590.6

Costs and expenses:
Cost of revenues	620.5	644.9	1,211.6	1,261.8
Selling, general and administrative expenses	102.6	110.5	206.9	219.2
Total costs and expenses	723.1	755.4	1,418.5	1,481.0
Other operating income (expense)	(2.1)	0.4	2.5	(0.3)

Operating profit	26.7	42.8	68.4	109.3

Interest expense	(2.8)	(3.3)	(5.5)	(5.8)
Interest and other income	2.0	3.0	6.0	5.1
Income from continuing operations before tax	25.9	42.5	68.9	108.6
Provision for income taxes	6.6	4.3	17.1	22.6

Income from continuing operations	19.3	38.2	51.8	86.0

Income from discontinued operations	4.3	18.0	5.1	35.2
Net income	23.6	56.2	56.9	121.2
Less net income attributable to noncontrolling interests	(3.3)	(7.5)	(13.6)	(22.4)

Net income attributable to Brink’s	20.3	48.7	43.3	98.8

Amounts attributable to Brink’s:
Income from continuing operations	16.0	30.7	38.2	63.6
Income from discontinued operations	4.3	18.0	5.1	35.2

Net income attributable to Brink’s	$20.3	48.7	43.3	98.8

Earnings per share attributable to Brink’s common shareholders:
Basic:
Continuing operations	$0.35	0.66	0.82	1.38
Discontinued operations	0.09	0.39	0.11	0.76
Net income	0.44	1.06	0.93	2.14

Diluted:
Continuing operations	$0.34	0.66	0.82	1.36
Discontinued operations	0.09	0.39	0.11	0.75
Net income	0.44	1.05	0.93	2.12

Weighted-average shares
Basic	46.4	46.0	46.3	46.2
Diluted	46.6	46.5	46.6	46.7

Cash dividends paid per common share	$0.10	0.10	0.20	0.20

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statement of Shareholders’ Equity

Six months ended June 30, 2009
(Unaudited)

			Capital		Accumulated
			in Excess		Other
		Common	of Par	Retained	Comprehensive	Noncontrolling
(In millions)	Shares	Stock	Value	Earnings	Loss	Interests	Total

Balance as of December 31, 2008	45.7	$45.7	486.3	310.0	(628.0)	91.3	305.3

Net income	-	-	-	43.3	-	13.6	56.9
Other comprehensive income	-	-	-	-	31.5	0.5	32.0
Shares repurchased	(0.2)	(0.2)	(2.5)	(3.4)	-	-	(6.1)
Dividends:
Brink’s common shareholders
($0.20 per share)	-	-	-	(9.1)	-	-	(9.1)
Noncontrolling interests	-	-	-	-	-	(9.3)	(9.3)
Share-based compensation:
Stock options and awards:
Compensation expense	-	-	1.3	-	-	-	1.3
Consideration received from
exercise of stock options	0.1	0.1	1.2	-	-	-	1.3
Other share-based benefit programs	-	-	2.6	(0.2)	-	-	2.4

Balance as of June 30, 2009	45.6	$45.6	488.9	340.6	(596.5)	96.1	374.7

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months
	Ended June 30,
(In millions)	2009	2008

Cash flows from operating activities:
Net income	$56.9	121.2
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Income from discontinued operations, net of tax	(5.1)	(35.2)
Depreciation and amortization	63.5	61.1
Stock compensation expense	1.3	1.5
Deferred income taxes	(8.5)	8.0
Retirement benefit funding (more) less than expense:
Pension	0.8	(6.5)
Other than pension	6.1	(1.9)
Gains on sales of property and other assets	(8.2)	-
Impairment losses	2.1	0.3
Other operating	(0.3)	(0.1)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	6.7	(18.0)
Accounts payable, income taxes payable and accrued liabilities	(31.2)	(16.7)
Prepaid and other current assets	(19.0)	(24.3)
Other	(2.9)	(3.4)
Discontinued operations	23.6	130.3
Net cash provided by operating activities	85.8	216.3

Cash flows from investing activities:
Capital expenditures	(74.5)	(70.4)
Acquisitions	(49.0)	(5.4)
Marketable securities:
Purchases	(10.5)	-
Sales	3.1	1.8
Other	5.1	2.9
Discontinued operations	-	(90.1)
Net cash used by investing activities	(125.8)	(161.2)

Cash flows from financing activities:
Repayment of long term debt	(5.9)	(6.1)
Revolving credit facilities borrowings (payments)	(6.3)	70.4
Short-term borrowings (repayments)	(0.5)	(4.1)
Repurchase shares of common stock of Brink’s	(6.9)	(53.5)
Dividends to:
Shareholders of Brink’s	(9.1)	(9.1)
Noncontrolling interests in subsidiaries	(9.3)	(8.8)
Proceeds from exercise of stock options	1.3	4.9
Excess tax benefits associated with stock compensation	0.2	8.7
Minimum tax withholdings associated with stock compensation	(0.2)	(13.0)
Net cash used by financing activities	(36.7)	(10.6)

Effect of exchange rate changes on cash	4.0	5.4

Cash and cash equivalents:
Increase (decrease)	(72.7)	49.9
Balance at beginning of period	250.9	196.4
Balance at end of period	$178.2	246.3

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of presentation

The Brink’s Company (along with its subsidiaries, “Brink’s” or “we”) has two geographic reportable segments:

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

We have evaluated subsequent events for potential recognition and disclosure through July 30, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

Accounting Corrections
During the second quarter of 2009, adjustments were made to correct amounts previously reported for the first quarter of 2009 and prior annual periods.  The adjustments decreased income from continuing operations in the current period by $3.4 million, net of tax.  We have concluded these adjustments, individually or in the aggregate, are not material to the current or any previous annual period.

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

We adopted SFAS 160, Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51, effective January 1, 2009.  SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest, previously known as minority interest, in a subsidiary and for the deconsolidation of a subsidiary.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a separate component within equity in the consolidated financial statements.  Additionally, consolidated net income is to be reported with separate disclosure of the amounts attributable to the parent and to the noncontrolling interests.  We retroactively restated our consolidated balance sheets, consolidated statements of income, consolidated statement of shareholders’ equity, consolidated statements of cash flows and consolidated statements of comprehensive income as required by SFAS 160.  The adoption of SFAS 160 resulted in a $91.3 million reclassification of noncontrolling interests from other long-term liabilities to shareholders’ equity on the December 31, 2008, consolidated balance sheet.  Prior to the adoption of SFAS 160 noncontrolling interests were a deduction from income in arriving at net income.  Under SFAS 160 noncontrolling interests are a deduction from net income used to arrive at net income attributable to Brink’s.

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

We adopted SFAS 165, Subsequent Events, effective for our quarter ended June 30, 2009.  SFAS 165 establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date.  The adoption of SFAS 165 did not have a material effect on our financial statements.

We adopted FASB Staff Position ("FSP") EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, effective January 1, 2009.  FSP EITF 03-6-1 affects entities that accrue cash dividends (whether paid or unpaid) on share-based payment awards during the award’s service period for dividends that are nonforfeitable. The FASB concluded that unvested awards containing rights to nonforfeitable dividends are participating securities.  We have a small number of unvested awards that receive nonforfeitable cash dividends during the service period.  Because of this, we are required to compute basic and diluted earnings per share under the two-class method.  The adoption of FSP EITF 03-6-1 did not have a material effect on our financial statements.

We adopted FSP 157-2, Partial Deferral of the Effective Date of SFAS 157, effective January 1, 2009.  FSP 157-2 delayed the effective date of SFAS 157, Fair Value Measurements, for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities.  The adoption of FSP 157-2 did not have a material effect on our results of operations or financial position.

We adopted FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, effective for our quarter ended June 30, 2009.  This FSP provides guidance for estimating fair value under SFAS 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also provides guidance for identifying circumstances that indicate a transaction is not orderly. This FSP affirms that the objective of fair value measurement in a market for an asset that is not active is the price that would be received in an orderly (i.e., not distressed) transaction on the measurement date under current market conditions. If the market is determined to be not active, the entity must consider all available evidence in determining whether an observable transaction is orderly.  The adoption of FSP 157-4 did not have a material effect on our results of operations or financial position.

We adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, effective for our quarter ended June 30, 2009.  This FSP provides guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities.  The adoption of FSP FAS 115-2 did not have a material effect on our financial statements.

We adopted FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, effective for our quarter ended June 30, 2009.   FSP FAS 107-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments in interim reporting periods.  Previously, the disclosures were required only in annual financial statements.  The adoption of FSP FAS 107-1 resulted in the disclosure of the fair value of our significant fixed rate long-term debt and our marketable securities as of June 30, 2009.  This standard did not otherwise have an effect on our financial statements.

We adopted FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies, effective for our quarter ended June 30, 2009.  This standard is effective for each of our business combinations which were completed on or after January 1, 2009.  This FSP provides that contingent assets acquired or liabilities assumed in a business combination be recorded at fair value if the acquisition-date fair value can be determined during the measurement period.  If the acquisition-date fair value cannot be determined, such items would be recognized at the acquisition date if they meet the recognition requirements of SFAS 5, Accounting for Contingencies.  In periods after the acquisition date, items not recognized as part of the acquisition but recognized subsequently would be reflected in that subsequent period’s income.  The adoption of FSP FAS 141(R)-1 did not have a material effect on our financial statements.

Standards Not Yet Adopted
In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which will be effective for us on December 31, 2009.  FSP SFAS 132(R)-1 requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plans in order to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, and significant concentrations of risk within plan assets.

In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets, which will be effective for us on January 1, 2010.  SFAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and removes the exception from applying FASB Interpretation 46R, Consolidation of Variable Interest Entities. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. We are currently evaluating the impact of adopting this standard on the consolidated financial statements.

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46R, which will be effective for us on January 1, 2010. SFAS 167 requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. We do not expect a material effect from the adoption of this standard on our consolidated financial statements.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162, which will be effective for us on September 30, 2009.  SFAS 168’s objective is to establish the FASB Accounting Standards Codification as the source of authoritative non-governmental accounting principles to be applied in the preparation of financial statements in conformity with US GAAP. Although SFAS 168 does not change GAAP, the adoption of SFAS 168 will impact our financial statements since all future references to authoritative accounting literature will be in accordance with SFAS 168.

Note 2 – Segment information

SFAS 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments.  Segments are identified by us based on how resources are allocated and operating decisions are made.  Management evaluates performance and allocates resources based on operating profit or loss, excluding corporate allocations.  Although we have four operating segments, under the aggregation criteria set forth in SFAS 131, we conduct business in two geographic reportable segments: International and North America.  Prior to the spin-off of Brink’s Home Security Holdings, Inc. (“BHS”) in October of 2008, our two reportable segments were Brink’s and BHS.

Our primary services include:

Core services
•	Cash-in-transit (“CIT”) armored car transportation
•	Automated teller machine (“ATM”) replenishment and servicing

Value-added services
•	Global Services – arranging secure long-distance transportation of valuables
•	Cash Logistics – money processing, supply chain management of cash from point-of-sale through transport, vaulting and bank deposit

Other security services
•	Guarding services, including airport security

Brink’s operates in approximately 50 countries.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2009	2008	2009	2008

Revenues:
International	$530.0	563.1	1,041.6	1,125.6
North America	221.9	234.7	442.8	465.0
Revenues	$751.9	797.8	1,484.4	1,590.6

Operating profit:
International	$15.4	41.7	54.8	110.3
North America	13.0	10.9	27.5	24.3
Segment operating profit	28.4	52.6	82.3	134.6
Corporate expense	(2.4)	(9.6)	(6.8)	(24.5)
Former operations income (expense)	0.7	(0.2)	(7.1)	(0.8)
Operating profit	$26.7	42.8	68.4	109.3

Note 3 – Shares used to calculate earnings per share

Shares used to calculate earnings per share were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2009	2008	2009	2008

Weighted-average shares:
Basic (a)	46.4	46.0	46.3	46.2
Effect of dilutive stock options	0.2	0.5	0.3	0.5
Diluted	46.6	46.5	46.6	46.7

Antidilutive stock options and awards excluded from denominator	2.3	0.1	2.4	0.2
(a)  We have deferred compensation plans for our employees and directors denominated in common stock units.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average units credited to employees and directors under the deferred compensation plans.  Accordingly, included in basic shares are weighted-average units of 0.8 million in the three months and 0.8 million in the six months ended June 30, 2009, as well as 0.5 million in the three months and 0.6 million in the six months ended June 30, 2008.

Note 4 – Retirement benefits

Pension plans
We have various defined benefit plans for eligible employees.

The components of net periodic pension cost (credit) for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2009	2008	2009	2008	2009	2008

Three months ended June 30,

Service cost	$-	-	1.5	2.6	1.5	2.6
Interest cost on projected benefit obligation	11.7	11.5	2.9	3.4	14.6	14.9
Return on assets – expected	(14.3)	(14.7)	(2.2)	(3.0)	(16.5)	(17.7)
Amortization of losses	2.6	0.4	0.8	1.0	3.4	1.4
Net periodic pension cost (credit)	$-	(2.8)	3.0	4.0	3.0	1.2

Six months ended June 30,

Service cost	$-	-	2.9	5.0	2.9	5.0
Interest cost on projected benefit obligation	23.3	22.9	5.8	6.6	29.1	29.5
Return on assets – expected	(28.5)	(29.5)	(4.3)	(6.1)	(32.8)	(35.6)
Amortization of losses	5.0	0.7	1.7	1.9	6.7	2.6
Settlement loss	0.3	-	-	-	0.3	-
Net periodic pension cost (credit)	$0.1	(5.9)	6.1	7.4	6.2	1.5

Based on December 31, 2008, data, assumptions and funding regulations, we are not required to make a contribution to our primary U.S. plan for the fiscal year 2009.  We intend to make a voluntary contribution of $150 million in cash and Brink’s common stock to our primary U.S. pension plan by September 15, 2009 (see note 14).

Retirement benefits other than pensions
We provide retirement health care benefits for eligible current and former employees in the U.S. and Canada, including former employees of the former coal operations.  Retirement benefits related to the former coal operation include medical benefits provided by the Pittston Coal Group Companies Employee Benefit Plan for employees represented by the United Mine Workers of America (the “UMWA”) as well as costs related to Black lung obligations.

The components of net periodic postretirement cost (credit) related to retirement benefits other than pensions were as follows:

	UMWA plans		Black lung and other plans		Total
(In millions)	2009	2008	2009	2008	2009	2008

Three months ended June 30,

Interest cost on accumulated postretirement
benefit obligations	$6.2	7.8	0.7	0.7	6.9	8.5
Return on assets – expected	(5.7)	(9.7)	-	-	(5.7)	(9.7)
Amortization of losses (gains)	3.9	2.0	(0.1)	-	3.8	2.0
Other	-	-	(1.4)	-	(1.4)	-
Net periodic postretirement cost (credit)	$4.4	0.1	(0.8)	0.7	3.6	0.8

Six months ended June 30,

Service cost	$-	-	-	0.1	-	0.1
Interest cost on accumulated postretirement
benefit obligations	13.4	15.7	1.4	1.6	14.8	17.3
Return on assets – expected	(11.3)	(19.3)	-	-	(11.3)	(19.3)
Amortization of losses (gains)	8.9	4.0	-	0.1	8.9	4.1
Curtailment gain and other (a)	-	-	(1.4)	(2.0)	(1.4)	(2.0)
Net periodic postretirement cost (credit)	$11.0	0.4	-	(0.2)	11.0	0.2
(a)  In January 2008, Brink’s announced the freezing of the Canadian retirement benefit plan.

Weighted-average asset allocations
We changed our primary U.S. retirement plans’ target weighted-average asset allocations in the second quarter of 2009.

The target weighted-average asset allocations at June 30, 2009 and December 31, 2008 by asset category are as follows:

	Primary U.S. pension plan		UMWA plans
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008

Equity securities	50%	70%	60%	70%
Debt securities	35%	30%	25%	30%
Alternative investments	15%	-	15%	-
Total	100%	100%	100%	100%

Note 5 – Income taxes

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Continuing operations
Provision for income taxes (in millions)	$6.6	4.3	17.1	22.6
Effective tax rate	25.5%	10.1%	24.8%	20.8%

Discontinued operations
Provision for income taxes (in millions)	$1.6	14.1	1.9	30.6
Effective tax rate	27.1%	43.9%	27.1%	46.5%

2009 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the second quarter of 2009 was lower than the 35% U.S. statutory tax rate largely due to $2.8 million in lower taxes related to non-U.S. tax jurisdictions.  These taxes were lower than 35% primarily due to lower effective tax rates in our non-U.S. jurisdictions and inflation adjustments in certain countries that are treated as permanent differences.

The effective income tax rate on continuing operations in the first six months of 2009 was lower than the 35% U.S. statutory tax rate largely due to $7.1 million in lower taxes related to non-U.S. tax jurisdictions.  These taxes were lower than 35% primarily due to lower effective tax rates in our non-U.S. jurisdictions and inflation adjustments in certain countries that are treated as permanent differences.

2008 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the second quarter of 2008 was lower than the 35% U.S. statutory tax rate primarily due to an $8.8 million valuation allowance release for certain non-U.S. tax jurisdictions and $2.3 million in lower taxes related to non-U.S. tax jurisdictions.  These taxes were lower than 35% primarily due to lower effective tax rates in our non-U.S. jurisdictions and inflation adjustments in certain countries that are treated as permanent differences.

The effective income tax rate on continuing operations in the first six months of 2008 was lower than the 35% U.S. statutory tax rate primarily due to an $8.8 million valuation allowance release for non-U.S. tax jurisdictions and $6.8 million in lower taxes related to non-U.S. tax jurisdictions.  These taxes were lower than 35% primarily due to lower effective tax rates in our non-U.S. jurisdictions and inflation adjustments in certain countries that are treated as permanent differences.

Note 6 – Share-based compensation plans

On July 9, 2009, our board of directors granted 289,350 options and 178,406 restricted stock units under the 2005 Equity Incentive Plan.  The options have an exercise price of $27.59 per share.

On July 10, 2009, our board of directors granted 22,671 deferred stock units under the Non-Employee Directors’ Equity Plan.

Note 7 – Common stock

On September 14, 2007, our board of directors authorized the purchase of up to $100 million of our outstanding common shares. Under the program, we used $6.1 million to purchase 234,456 shares of common stock between January 1, 2009, and March 31, 2009, at an average price of $26.20 per share.  No shares were purchased in the second quarter of 2009.  As of June 30, 2009, we had $33.7 million under the program available to purchase shares.  The repurchase authorization does not have an expiration date.

Note 8 – Acquisitions

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

Estimated Fair
Value at
(In millions)	January 8, 2009

Accounts receivable	$6.3
Other current assets	4.6
Property and equipment, net	5.3
Identifiable intangible assets	19.2
Goodwill	30.7
Other noncurrent assets	1.1
Current liabilities	(11.1)
Noncurrent liabilities	(8.5)
Total net assets acquired	$47.6

Actual results of Sebival and pro forma revenue and earnings of The Brink’s Company for the six months ended June 30, 2009, are as follows:

Actual Results of Sebival and Pro Forma Results of The Brink’s Company

(In millions)	Revenue	Net income attributable to Brink’s

Actual results of Sebival for the six months ended June 30, 2009	$31.8	1.4
Pro forma results of The Brink’s Company (a)
Six months ended June 30, 2009	1,484.4	43.3
Six months ended June 30, 2008	1,627.9	100.4
(a)   Pro forma results of The Brink’s Company, assuming the Sebival acquisition occurred on January 1, 2008.

In the first quarter of 2009, we acquired a controlling interest in a Panama armored transportation operation, which was previously 49% owned.  We recognized a gain of $0.5 million related to the step-up in basis of our previous ownership in this company and a gain of $0.5 million related to the bargain purchase of the remaining 51% interest.   The total pretax gain resulting from this transaction of $1.0 million was recognized in our consolidated statements of income in other operating income (expense).

Note 9 – Income from discontinued operations

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2009	2008	2009	2008

BHS:
Income from operations before tax (a)	$-	35.2	-	66.9
Expense associated with the spin-off	-	(3.4)	-	(4.3)
Adjustments to contingencies of former operations:
Gain from FBLET refunds (see note 13)	19.7	-	19.7	-
BAX Global indemnification (see note 13)	(12.5)	-	(12.5)	-
Other	(1.3)	0.3	(0.2)	3.2
Income from discontinued operations before income taxes	5.9	32.1	7.0	65.8
Provision for income taxes	1.6	14.1	1.9	30.6
Income from discontinued operations	$4.3	18.0	5.1	35.2
(a)	BHS operations were spun off on October 31, 2008. Revenues of the operations were $133.9 million for the second quarter of 2008 and $261.7 million for the first half of 2008.

Note 10 – Supplemental cash flow information

	Six Months
	Ended June 30,
(In millions)	2009	2008

Cash paid for:
Interest	$4.9	5.7
Income taxes	43.9	41.1

Note 11 – Comprehensive income

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2009	2008	2009	2008

Net income	$23.6	56.2	56.9	121.2
Other comprehensive income (loss), net of reclasses and taxes:
Benefit plan experience loss	6.8	2.0	8.8	3.9
Benefit plan prior service cost	(0.9)	0.4	1.9	0.7
Foreign currency translation adjustments	39.7	(0.1)	20.4	28.3
Marketable securities	1.2	(0.2)	0.9	(0.9)
Other comprehensive income	46.8	2.1	32.0	32.0
Comprehensive income	70.4	58.3	88.9	153.2

Net income attributable to noncontrolling interests	(3.3)	(7.5)	(13.6)	(22.4)
Foreign currency translation adjustments attributable to noncontrolling interests	(1.9)	1.1	(0.5)	(1.5)
Comprehensive income attributable to noncontrolling interests	(5.2)	(6.4)	(14.1)	(23.9)

Comprehensive income attributable to Brink’s	$65.2	51.9	74.8	129.3

Note 12 – Fair Value

Financial assets carried at fair value at June 30, 2009, and December 31, 2008, are classified in one of three categories as noted below.

Level 1:  Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets and liabilities.  The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2:  Observable prices that are based on inputs not quoted on active market markets, but are corroborated by market data.
Level 3:  Unobservable inputs are used when little or no market data is available.  The fair value hierarchy gives the lowest priority to Level 3 inputs.

(In millions)	Level 1	Level 2	Level 3	Total

June 30, 2009

Available-for-sale:
Mutual funds	$15.9	-	-	15.9
Non-U.S. debt securities	10.5	-	-	10.5
Equity securities	1.5	-	-	1.5
Other	-	1.1	-	1.1
Total available-for-sale securities at fair value	$27.9	1.1	-	29.0

December 31, 2008

Available-for-sale:
Mutual funds	$19.2	-	-	19.2
Equity securities	0.9	-	-	0.9
Total available-for-sale securities at fair value	$20.1	-	-	20.1

Other financial assets and liabilities not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, floating rate debt, accounts payable and accrued liabilities.  The financial statement carrying amounts of these items approximate the fair value due to their short-term nature.  Estimated fair value of our fixed-rate Dominion Terminal Associates (“DTA”) bonds is estimated by discounting the future cash flows using rates for similar debt at the valuation date.

The fair value and carrying value of our available-for-sale securities and DTA bonds are as follows:

	June 30,		December 31,
	2009		2008
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value

DTA bonds	$44.5	43.2	44.5	43.2
Available-for-sale securities (a)	29.0	26.6	20.1	19.2
(a)      Carrying value of our available-for-sale securities reflects unrecognized gains recorded in accumulated other comprehensive loss.

Note 13 – Commitments and contingent matters

Operating leases
We have made residual value guarantees of approximately $60.3 million at June 30, 2009, related to operating leases, principally for trucks and other vehicles.

Federal Black Lung Excise Tax (“FBLET”) refunds
In late 2008, Congress passed the Energy Improvement and Extension Act of 2008 which enabled taxpayers to file claims for FBLET refunds for periods prior to those open under the statute of limitations previously applicable to us. In the second quarter of 2009, we received FBLET refunds and recognized the majority of these refunds as a pretax gain of $19.7 million.  The gain related to these refunds was recorded in discontinued operations.

Former operations
As previously disclosed, BAX Global, a former business unit of ours, is defending a claim related to the apparent diversion by a third party of goods being transported for a customer.  During the second quarter of 2009, BAX Global advised us that it is probable that it will be deemed liable for this claim.   We have contractually indemnified the purchaser of BAX Global for this contingency.  Although it is possible that this claim ultimately may be decided in favor of BAX Global, we have accrued a loss reserve of $12.5 million related to this matter.  We recognized the loss in discontinued operations.  We believe we have insurance coverage applicable to this matter and that it will be resolved without a material adverse effect on our liquidity, financial position or results of operations.

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

Note 14 – Subsequent event

We announced that, in the third quarter of 2009, we intend to make a voluntary contribution of $150 million, up to $60 million of which we expect to be in the form of shares of Brink’s common stock, to improve the funded status of our primary U.S. pension plan.  The contribution is subject to the completion of various amendments to documents governing the plan and the trust created under the plan and our investment policy, as well as the engagement of a third-party investment advisor to act as an independent fiduciary to the trust that will make investment decisions regarding our common stock to be held by the plan.

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

Management allocates resources to and makes operating decisions for our operations on a geographic basis. As a result, our reportable segments are International and North America.  Prior to the spin-off of Brink’s Home Security Holdings, Inc. (“BHS”) in October 2008, our reportable segments were Brink’s and BHS.  Our International segment includes three distinct regions: Europe, Middle East, and Africa (“EMEA”), Latin America and Asia Pacific. Our North America segment includes operations in the U.S. and Canada.

RESULTS OF OPERATIONS

Overview

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2009	2008	2009	2008

Income attributable to Brink’s:
Continuing operations	$16.0	30.7	38.2	63.6
Discontinued operations	4.3	18.0	5.1	35.2
Net income attributable to Brink’s	$20.3	48.7	43.3	98.8

The income items in the table above are reported after taxes and income attributable to noncontrolling interests.

Income from continuing operations attributable to Brink’s declined 48% in the second quarter of 2009 versus the year-ago quarter due primarily to lower operating profit from our international cash-in-transit operations, continued weakness in diamond and jewelry markets, higher foreign currency transaction costs, and a higher effective income tax rate, partially offset by higher operating profit from our North American operations and lower corporate expenses.  Higher retirement plan expenses related to former operations were partially offset by a gain recognized in the second quarter of 2009 related to a 2008 sale of coal assets.

Income from continuing operations attributable to Brink’s declined 40% in the first half of 2009 versus the same period of the prior year due primarily  to lower results from our International segment and a higher effective income tax rate, partially offset by higher operating profit from our North American operations and lower corporate expenses.  Higher retirement plan expenses related to former operations were partially offset by a gain related to the 2008 sale of coal assets.

Income from discontinued operations in the second quarter and first half of 2009 consisted primarily of gains related to Federal Black Lung Excise Tax (“FBLET”) refunds, partially offset by a second-quarter 2009 charge related to a litigation matter at a former subsidiary.  Income from discontinued operations in 2008 primarily included the results of BHS.

Our full-year 2009 revenue growth rate, excluding currency impact and acquisitions, is expected to be in the low- to- middle single-digit percentage range with a segment operating margin between 7.0% and 7.5%.

Consolidated Review

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2009	2008	change	2009	2008	change

Revenues:
International	$530.0	563.1	(6)	1,041.6	1,125.6	(7)
North America	221.9	234.7	(5)	442.8	465.0	(5)
Revenues	$751.9	797.8	(6)	1,484.4	1,590.6	(7)

Operating profit:
International	$15.4	41.7	(63)	54.8	110.3	(50)
North America	13.0	10.9	19	27.5	24.3	13
Segment operating profit	28.4	52.6	(46)	82.3	134.6	(39)
Corporate expense	(2.4)	(9.6)	(75)	(6.8)	(24.5)	(72)
Former operations income (expense)	0.7	(0.2)	NM	(7.1)	(0.8)	200 +

Operating profit	26.7	42.8	(38)	68.4	109.3	(37)

Interest expense	(2.8)	(3.3)	(15)	(5.5)	(5.8)	(5)
Interest and other income	2.0	3.0	(33)	6.0	5.1	18
Income from continuing operations before tax	25.9	42.5	(39)	68.9	108.6	(37)
Provision for income taxes	6.6	4.3	53	17.1	22.6	(24)

Income from continuing operations	19.3	38.2	(49)	51.8	86.0	(40)

Income from discontinued operations	4.3	18.0	(76)	5.1	35.2	(86)
Net income	23.6	56.2	(58)	56.9	121.2	(53)
Less net income attributable to
noncontrolling interests	(3.3)	(7.5)	(56)	(13.6)	(22.4)	(39)

Net income attributable to Brink’s	20.3	48.7	(58)	43.3	98.8	(56)

Amounts attributable to Brink’s:

Income from continuing operations	16.0	30.7	(48)	38.2	63.6	(40)
Income from discontinued operations	4.3	18.0	(76)	5.1	35.2	(86)

Net income attributable to Brink’s	$20.3	48.7	(58)	43.3	98.8	(56)

Revenues
Second Quarter.  Revenues declined 6% from the prior-year period, reflecting decreases in both International and North American operations due to unfavorable changes in foreign currency exchange rates caused by the stronger U.S. dollar.  Revenues grew 5% on a constant-currency basis due primarily to the inclusion of incremental revenues from recently acquired operations in Latin America, and an increase of average selling prices in most regions (including the effects of inflation in several Latin American countries), partially offset by lower volumes.  Second quarter 2008 revenues included $12 million related to the currency conversion project in Venezuela, which was completed in 2008.

First Half.  Revenues during the first half of 2009 decreased 7% from the prior-year period due to declines in both of our geographic regions as a result of unfavorable changes in foreign currency exchange rates caused by the stronger U.S. dollar.  Revenues grew 4% on a constant-currency basis due to the inclusion of incremental revenues from recently acquired operations in Latin America and increased selling prices (including the effects of inflation in several Latin American countries), partially offset by lower volumes.   First half 2008 revenues included $46 million related to the currency conversion project.

Operating Profit
Second Quarter.  Segment operating profit declined from the prior-year period due primarily to lower margins in International operations, partially offset by improved results in North America and cost reduction efforts throughout the company.  The lower International margins were driven mainly by the absence of the profitable currency conversion project, higher foreign currency transaction costs and lower volumes reflecting continued pressure on service frequency due to the effects of the continuing global economic slowdown, especially in EMEA.

Corporate expense was lower in the second quarter of 2009 due primarily to reversals of long-term incentive accruals, continuing cost reduction efforts and $1.7 million in royalty income from BHS.

Income related to former operations improved over the year-ago quarter due to a $4.2 million gain related to a 2008 sale of coal assets, which was recognized upon formal transfer of liabilities to the buyer.  This gain was largely offset by higher expenses related to our primary U.S. retirement plans.

First Half.  Segment operating profit declined from the prior-year period due primarily to lower margins in our International operations, partially offset by improved results in North America and company-wide cost reduction efforts.  The lower International margins were driven mainly by the absence of the profitable currency conversion project, higher foreign currency transaction costs and lower volumes reflecting continued pressure on service frequency due to the effects of the continuing global economic slowdown.

Corporate expense, declined in the first half of 2009 due primarily to the inclusion in last year’s results of $4.8 million of costs related to strategic reviews and proxy matters, $3.3 million in royalty income from BHS, a $2.7 million gain on the sale of real estate, reversals of long-term incentive accruals and continuing cost reduction efforts.

Higher expenses related to former operations driven by higher retirement expenses in the first half of 2009 compared to the same period last year were partially offset by a $4.2 million gain related to the 2008 sale of coal assets.

Segment Operating Results

COMPARISON OF RESULTS FOR THE SECOND QUARTER

	Three Months Ended				Percentage
	June 30,				Change
(In millions)	2008	Constant-Currency Change	Currency Change	2009	As Reported	Constant-Currency

Revenues:
International	$563.1	43.5	(76.6)	530.0	(6)	8
North America	234.7	(6.6)	(6.2)	221.9	(5)	(3)
Revenues	$797.8	36.9	(82.8)	751.9	(6)	5

Operating profit:
International	$41.7	(24.6)	(1.7)	15.4	(63)	(59)
North America	10.9	2.4	(0.3)	13.0	19	22
Segment operating profit	$52.6	(22.2)	(2.0)	28.4	(46)	(42)

International
Revenues declined 6% from the prior-year period, reflecting decreases in all regions due primarily to unfavorable changes in foreign currency exchange rates.

Revenues increased 8% on a constant-currency basis due primarily to incremental revenues from recently acquired operations and price increases in Latin America, including the effects of inflation.  Revenues improved in Latin America despite the inclusion in 2008 results of $12 million of revenues related to the currency conversion project.

Operating profit declined from the prior-year period due primarily to lower margins resulting from the effects of the continuing global economic slowdown, higher foreign currency transaction costs and the absence of the profitable currency conversion project revenues in this year’s results.

EMEA.  Revenues decreased 13% to $305.6 million versus the same period last year due primarily to unfavorable changes in foreign currency exchange rates.  Revenues increased 2% on a constant-currency basis mainly as a result of revenue growth from Global Services’ commodities business, partially offset by the loss of certain guarding contracts and lower diamond and jewelry volumes.  Operating profit declined significantly versus the year-ago quarter due to the loss of the guarding contracts, $4 million of accounting corrections recorded in Belgium in the second quarter, and pricing and volume declines.  The declines reflect lower economic activity and pricing pressure in most European countries, as well as continued weakness in the normally high-margin diamond and jewelry markets.

Latin America.  Revenues increased 8% (20% on a constant-currency basis) to $209.7 million, due primarily to the addition of the recently acquired Sebival operations and higher average selling price increases in several countries, including the effects of inflation, partially offset by unfavorable changes in foreign currency exchange rates.  The recently acquired operations of Sebival generated revenues of approximately $16 million.  Operating profit declined due mainly to higher foreign currency transaction costs and the absence of the profits from the currency conversion project.

Asia-Pacific.  Revenues decreased 16% (10% on a constant-currency basis) to $14.7 million in the second quarter of 2009 compared to $17.5 million from the same period last year. Operating profit declined due primarily to the negative impact of lower diamond and jewelry volume, pricing pressures and unfavorable foreign exchange rates, partially offset by higher volumes in lower margin commodity shipments.

North America
Revenues decreased 5% (3% on a constant-currency basis) to $221.9 million compared to $234.7 million in the same period of last year, as higher average selling prices were offset by lower volumes, and the impact of the stronger U.S. dollar.  Operating profit increased 19% or $2.1 million due primarily to higher average selling prices, lower net fuel expenses, and lower legal settlement expenses, partially offset by lower volumes, reflecting lower service frequency for existing customers, and higher pension and other employee benefit expenses.

In the second quarter of 2009, we installed 1,200 units of our high margin CompuSafe® service, bringing 2009 installs up to 2,000 units.  This is a 26% increase in the installed base since the 2008 year end, and more than we installed during all of 2008.  Our installed base now stands at 9,800 units.  Second-quarter installs were well ahead of expectations, as some customers accelerated third quarter orders into the second quarter.  We expect a more moderate pace in the third quarter, but we are on track to meet or exceed our goal of 3,200 installs for the year.

COMPARISON OF RESULTS FOR THE SIX-MONTH PERIOD

	Six Months Ended				Percentage
	June 30,				Change
(In millions)	2008	Constant-Currency Change	Currency Change	2009	As Reported	Constant-Currency

Revenues:
International	$1,125.6	72.5	(156.5)	1,041.6	(8)	6
North America	465.0	(7.4)	(14.8)	442.8	(5)	(2)
Revenues	$1,590.6	65.1	(171.3)	1,484.4	(7)	4

Operating profit:
International	$110.3	(50.5)	(5.0)	54.8	(50)	(46)
North America	24.3	4.0	(0.8)	27.5	13	17
Segment operating profit	$134.6	(46.5)	(5.8)	82.3	(39)	(35)

International
Revenues declined 8% during the first half of 2009, reflecting decreases in all regions due primarily to unfavorable changes in foreign currency exchange rates, partially offset by incremental revenues from recently acquired operations.

Revenues increased 6% on a constant-currency basis due primarily to incremental revenues from recently acquired operations and price increases in Latin America, including the effects of inflation.  Revenues improved in Latin America despite the inclusion in 2008 results of $46 million of revenues related to the currency conversion project.

Operating profit declined from the prior-year period due primarily to lower margins resulting from the absence of the profitable currency conversion project, the effects of the continuing global economic slowdown and higher foreign currency transaction costs.

EMEA.  Revenues decreased 12% to $599.0 million in the first half of 2009 compared to $683.9 million from the same period last year due primarily to unfavorable changes in foreign currency exchange rates.  Revenues increased 3% on a constant-currency basis mainly as a result of revenue growth from Global Services’ commodities business, partially offset by the loss of certain guarding contracts and lower diamond and jewelry volumes.  Operating profit declined significantly versus the year-ago quarter due to the loss of the guarding contracts, $4 million of accounting corrections recorded in Belgium in the second quarter, and pricing and volume declines.  The declines reflect lower economic activity and pricing pressure in most European countries, as well as continued weakness in the normally high-margin diamond and jewelry markets.  We changed certain management positions in the region and restructured certain of our operations as a result of the deteriorating business conditions and the loss of some customers.  These changes resulted in $7.6 million of severance and other costs in the first half of 2009.

Latin America.  Revenues increased 1% (13% on a constant-currency basis) to $409.1 million in the first half of 2009 compared to $405.1 million from the same period last year.  Revenues increased largely as a result of the addition of the recently acquired Sebival operations and higher average selling price in several countries, including the effects of inflation, partially offset by unfavorable changes in foreign currency exchange rates. The newly acquired operations of Sebival provided revenues of approximately $32 million.  Operating profit declined during the first half of 2009 from the prior-year period.  The overall decline in operating profit was driven mainly by the absence of the profitable currency conversion project, combined with an increase in foreign currency transaction costs.

Asia-Pacific.  Revenues decreased 8% (1% on a constant-currency basis) to $33.5 million in the first half of 2009 compared to $36.6 million from the same period last year. Operating profit declined due primarily to the negative impact of lower diamond and jewelry volume, pricing pressures and unfavorable foreign exchange rates, partially offset by higher volumes in lower margin commodity shipments.

North America
Revenues decreased 5% (2% on a constant-currency basis) to $442.8 million in the first half of 2009 compared to $465.0 million in the same period of last year, as higher average selling prices were offset by lower volumes and the impact of the stronger U.S. dollar.  Operating profit increased 13% or $3.2 million due primarily to higher average selling prices, lower net fuel expenses, and lower legal settlement expenses, partially offset by lower volumes, reflecting lower service frequency for existing customers, and higher pension and other employee benefit expenses.  In addition, there was a $2.0 million curtailment gain in the first quarter of 2008 related to the freezing of the Canadian postretirement benefit plan.

Supplemental Revenue Analysis – Revenues by Service Line

	Three Months Ended						Percentage
	June 30,						Change
(In millions)	2008 without Currency Conversion	Revenues from Currency Conversion (a)	2008 as Reported	Constant- Currency Change	Currency Change	2009	As Reported	Constant- Currency	Constant- Currency without Currency Conversion

Revenues from:
Core services	$419.6	3.5	423.1	28.5	(37.5)	414.1	(2)	7	8
Value-added services	260.0	8.6	268.6	14.0	(32.0)	250.6	(7)	5	9
Other security services	106.1	-	106.1	(5.6)	(13.3)	87.2	(18)	(5)	(5)
Total revenues	$785.7	12.1	797.8	36.9	(82.8)	751.9	(6)	5	6

	Six Months Ended						Percentage
	June 30,						Change
(In millions)	2008 without Currency Conversion	Revenues from Currency Conversion (a)	2008 as Reported	Constant- Currency Change	Currency Change	2009	As Reported	Constant- Currency	Constant- Currency without Currency Conversion

Revenues from:
Core services	$822.9	14.0	836.9	58.6	(77.3)	818.2	(2)	7	9
Value-added services	515.3	32.3	547.6	7.9	(67.1)	488.4	(11)	1	8
Other security services	206.1	-	206.1	(1.4)	(26.9)	177.8	(14)	(1)	(1)
Total revenues	$1,544.3	46.3	1,590.6	65.1	(171.3)	1,484.4	(7)	4	7
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

Supplemental Revenue Analysis – Organic Revenue Growth

	Three Months	% change	Six Months	% change
(In millions)	Ended June 30,	from prior period	Ended June 30,	from prior period

2007 Revenues	$659.3		1,285.1
Effects on revenue of:
Organic Revenue Growth (a)	66.4	10	162.3	13
Acquisitions and dispositions	6.4	1	14.1	1
Changes in currency exchange rates	65.7	10	129.1	10

2008 Revenues	797.8	21	1,590.6	24
Effects on revenue of:
Organic Revenue Growth (a)	16.7	2	26.3	2
Acquisitions and dispositions	20.2	3	38.8	2
Changes in currency exchange rates	(82.8)	(10)	(171.3)	(11)

2009 Revenues	$751.9	(6)	1,484.4	(7)
(a)        Organic revenue growth excluding the currency conversion project was 8% for the three months and 9% for the six months of 2008, as well as 4% for the three months and 5% for the six months of 2009.

U.S. Retirement Plans

Our most significant retirement plans include our primary U.S. pension plan and the retiree medical plans of our former coal business that were collectively bargained with the United Mine Workers of America (the “UMWA”).  The market value of the investments used to pay benefits for these retirement plans significantly declined in 2008.  As a result of this, our 2009 and projected five-year expense related to our U.S. retirement plans has increased considerably from 2008 levels (see tables below).

Voluntary contribution to be made in third quarter
To proactively address our primary U.S. retirement plan funding obligation in a tax efficient manner, we intend to make a voluntary contribution to the plan of $150 million by September 15, 2009.  The $150 million contribution is expected to be comprised of approximately $90 million of cash and approximately $60 million of Brink’s common stock.  The final allocation of cash and common stock will be determined at the time of the planned contribution.  This contribution will have a positive impact on the plan funded status.

Expected change in funded status, future contributions and pension cost (credit)
Because the expected contribution is significant, we expect to remeasure our projected benefit obligation and plan assets related to our primary U.S. pension plan during the third quarter.  After the planned contribution and giving effect to the expected remeasurement, our primary U.S. pension plan’s underfunding is projected to improve from a $308 million deficit at December 31, 2008, to a pro forma $109 million deficit at July 1, 2009.

As a result of making a voluntary contribution in 2009, our total estimated contributions, including the planned $150 million contribution, will be reduced from approximately $352 million to approximately $333 million.  The primary assumptions used to estimate these amounts and the projected pension cost (credit) and estimated required minimum contributions in the tables below are as follows:
1.	a measurement date of July 1, 2009
2.	a discount rate of 6.8%
3.	a voluntary contribution of $150 million to be made in August 2009
4.	an expected return on assets of 8.75%, and
5.	a change in method of valuing assets for funding purposes from the fair-market-value basis to the asset-smoothing basis.

We expect to elect the asset-smoothing basis of computing asset values for funding purposes to reduce the volatility of future required contributions to the plan.  All other assumptions remain the same as they were at December 31, 2008, which can be found in our 2008 Annual Report on Form 10-K.   The assumptions used are based on a variety of estimates, including actuarial assumptions as of July 1, 2009.  These estimated amounts will change in the future to reflect payments made, investment returns, contribution amounts, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

After the planned $150 million contribution, total pension credit in 2009 is expected to be $5.7 million compared to a previously disclosed full-year estimate of $2.0 million.  The $3.7 million expected increase in the total pension credit for 2009 will be recorded ratably over the second half of the year.

Pension cost (credit) related to Primary U.S. Retirement Plans

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2009	2008	change	2009	2008	change

Primary U.S. pension plan	$(0.3)	(3.2)	(91)	(0.8)	(6.6)	(88)
UMWA plans	4.4	0.1	200 +	11.0	0.4	200 +
Total	$4.1	(3.1)	NM	10.2	(6.2)	NM

Included in:
Segment operating profit -
North America	$(0.1)	(1.2)	(92)	(0.3)	(2.5)	(88)
Corporate expense	-	(0.1)	(100)	-	(0.2)	(100)
Former operations (income)
expense	4.2	(1.6)	NM	10.5	(3.2)	NM
Discontinued operations	-	(0.2)	(100)	-	(0.3)	(100)
Total	$4.1	(3.1)	NM	10.2	(6.2)	NM

Projected Expense (Credit) and Estimated Contributions related to the Primary U.S. Pension Plan

(In millions)
Years Ending December 31,	2009	2010	2011	2012	2013	2014 -2016	Total

Projected net pension expense (credit):
Segment operating profit -
North America	$(2.2)	(2.9)	0.6	3.9	6.4	(a)	(a)
Corporate expense	(0.1)	(0.2)	-	0.2	0.3	(a)	(a)
Former operations (income)
expense	(3.4)	(4.5)	1.0	6.0	9.7	(a)	(a)
Total projected net pension expense (credit) (b)	(5.7)	(7.6)	1.6	10.1	16.4	(a)	(a)

Estimated contributions (c)	$150.0	-	16.1	49.4	37.7	79.6	332.8
(a)           Not presented.

(b)           Previous estimates as included in our Form 10-K as of December 31, 2008, were $(2.0) million in 2009, $9.5 million in 2010, $15.9 million in 2011, $21.1 million in 2012 and $23.6 million in 2013.

(c)           Contributions after 2009 are estimated required minimum contributions and include the effect of the intended $150 million voluntary contribution.

Corporate Expense

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2009	2008	change	2009	2008	change

General and administrative	$5.7	9.6	(41)	14.6	19.9	(27)
Royalty income:
Brand licensing fees from BHS	(1.7)	-	NM	(3.3)	-	NM
Other	(0.7)	(0.3)	133	(1.0)	(0.6)	67
Gain on sale of real estate	-	-	-	(2.7)	-	NM
Currency exchange transaction (gains) losses	(0.9)	0.3	NM	(0.8)	0.4	NM
Strategic reviews and proxy matters	-	-	-	-	4.8	(100)
Corporate expense	$2.4	9.6	(75)	6.8	24.5	(72)

Corporate expense in the second quarter of 2009 decreased $7.2 million compared to the same period last year.  The decline is primarily due to lower expense resulting from a reduction in long-term incentive accruals, continuing cost reduction actions and $1.7 million in royalty income from the licensing agreement with BHS.

Full-year corporate expense is expected to be approximately $27 million, down from $55 million in 2008.  Corporate expense is usually higher in the second half of the year due to the recognition of expense related to the third quarter grants of stock compensation.

Corporate expense in the first half of 2009 decreased $17.7 million compared to the same period last year.  The decline is primarily due to $4.8 million of costs incurred in the 2008 period related to strategic reviews and proxy matters, $3.3 million in royalty income from the licensing agreement with BHS, a $2.7 million gain on the first-quarter 2009 sale of real estate, cost reduction actions and the second-quarter reduction of accruals for long-term incentive compensation.

Former Operations (Income) Expense

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2009	2008	change	2009	2008	change

Retirement plans:
Primary U.S. retirement plans	$4.2	(1.6)	NM	10.5	(3.2)	NM
Black lung and other plans	(0.6)	0.8	NM	0.2	1.9	(89)
Administrative, legal and other	0.9	1.0	(10)	2.0	2.2	(9)
Gain on sale of coal assets	(5.2)	-	NM	(5.6)	(0.1)	200	+
Former operations (income) expense (a)	$(0.7)	0.2	NM	7.1	0.8	200	+
(a) Included in continuing operations.

Expenses in the second quarter and first half of 2009 related to retirement plans increased significantly compared to the same period of last year primarily due to the decline in the market value of plan assets in 2008.

In the second quarter of 2009, our former operations benefited from a $4.2 million gain related to the 2008 sale of coal assets, which we recognized upon formal transfer of liabilities to the buyer.

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

Our international operations conduct a majority of their business in local currencies. Because our financial results are reported in U.S. dollars, they are affected by changes in the value of various local currencies in relation to the U.S. dollar. Changes in exchange rates may also affect transactions which are denominated in currencies other than the local currency.  From time to time, we use foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At June 30, 2009, no material foreign currency contracts were outstanding.

Risks associated with Venezuelan operations
Our revenues in Venezuela represented 11% of our total 2008 revenues.  At June 30, 2009, our Venezuelan operations held net assets attributable to Brink’s of $143.8 million, including bolivar fuerte-denominated net monetary assets of $103.2 million.

There are two currency exchange rates which may be used to convert Venezuelan bolivar fuertes into other currencies: an official currency exchange rate and a market rate.  The use of the official currency exchange rate to convert cash held in bolivar fuertes into other currencies requires the approval of the government’s currency control organization.  The official rate has been fixed at 2.15 bolivar fuertes to the U.S. dollar despite significant inflation in recent periods.  In addition, there has been a delay in receiving government approvals in recent periods for receiving dividends at the official rate and it is unclear when, if ever, our dividends will be approved at this rate.  The market rate, which has historically been substantially lower than the official rate, may be used to obtain other currencies without the approval of the currency control organization.

Reported results may be lower if we used a different rate of exchange to translate our financial statements.  For our Venezuelan subsidiaries, we prepare our financial statements using the official currency exchange rate, which is consistent with the guidance issued by the American Institute of Certified Public Accountants’ International Practices Task Force.  Reported results would have been adversely affected if revenues, operating profits and net assets (including our cash balances held in bolivar fuertes) of our Venezuelan operations had been reported using the market currency exchange rate.  If we were to adopt the market rate to translate our financial statements in the future, we would record significant charges to earnings and equity in the period we adopt the market rate.

Reported results may be lower if there is a devaluation of the official currency exchange rate.  If there is a devaluation of the official currency exchange rate, our reported results after the devaluation will be translated at the new exchange rate and our revenues and operating profits will be lower.  In addition, we would also record potentially significant foreign currency translation adjustments in equity in the period of devaluation for our subsidiaries that use the bolivar fuerte as their functional currency.  We would also record potentially significant charges to earnings in the period of devaluation as a result of remeasuring our bolivar fuerte-denominated assets held by subsidiaries that do not use the bolivar fuerte as their functional currency.  The bolivar fuerte-denominated assets held by these subsidiaries include cash and intercompany receivables.

Repatriated cash may be lower than the amount included in our consolidated balance sheet.  Cash held in bolivar fuertes has been increasing as a result of not receiving approvals for our dividends.  If we decide to repatriate cash using the market rate rather than the official rate, we would receive a significantly lower amount of cash than is included in our consolidated balance sheet.

Results may be reported as highly inflationary in the future.  Venezuela has experienced significant inflation in the last several years.  As a result, it is reasonably possible that Venezuela’s economy may be considered highly inflationary at some time in the future.  Subsidiaries of U.S. companies that operate in highly inflationary countries must use the U.S. dollar as the functional currency, and local currency monetary assets are remeasured into U.S dollars, with remeasurement adjustments and other transaction gains and losses recognized in earnings.  Under a highly inflationary basis of accounting, monetary assets held in bolivar fuertes would be remeasured into U.S. dollars each balance sheet date, and an official-rate devaluation would result in a potentially significant loss recorded in earnings.  If we were to adopt the market rate to translate our financial statements, any change in the market exchange rate would result in changes in earnings, which could be significant.

Other Operating Income (Expense)

Other operating income (expense) is a component of segment operating profit, corporate expense and former operations.

	Three Months				Six Months
	Ended June 30,		%		Ended June 30,		%
(In millions)	2009	2008	change		2009	2008	change

Foreign currency transaction losses	$(8.9)	(2.5)	200	+	(12.3)	(5.5)	124
Gains on sales of property and other assets	5.1	-	NM		8.2	-	NM
Share in earnings of equity affiliates	1.2	1.1	9		2.2	2.3	(4)
Royalty income	2.4	0.3	200	+	4.3	0.6	200	+
Gain on acquiring control of an equity method affiliate	(0.5)	-	-		1.0	-	NM
Impairment losses	(2.0)	(0.2)	200	+	(2.1)	(0.3)	200	+
Other	0.6	1.7	(65)		1.2	2.6	(54)
Other operating income (expense)	$(2.1)	0.4	NM		2.5	(0.3)	NM

In the second quarter of 2009, foreign currency transaction costs were $6.4 million higher than the prior-year period primarily due to losses on the conversion of cash held in local currency to U.S. dollars in Venezuela. We also recognized a $1.7 million impairment loss in the second quarter of 2009 related to an EMEA software project which was terminated prior to completion as part of restructuring actions in that region. These losses were partially offset by a $4.2 million gain related to the 2008 sale of coal assets, which we recognized upon formal transfer of liabilities to buyer, and $1.7 million of royalty income from the licensing agreement with BHS.

We also recognized a $2.7 million gain on the sale of certain real estate in the first quarter of 2009.  Royalty income from the licensing agreement with BHS was $3.3 million in the first half of 2009.

Nonoperating Income and Expense

Interest expense

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2009	2008	change	2009	2008	change

Interest expense	$2.8	3.3	(15)	5.5	5.8	(5)

Interest and other income

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2009	2008	change	2009	2008	change

Interest and other income	$2.0	3.0	(33)	6.0	5.1	18

Interest and other income declined in the second quarter of 2009 due to lower average levels of cash and cash equivalents in certain countries.  Interest and other income was higher in the first half of 2009 primarily due to higher average levels of cash and cash equivalents in certain countries.

Income Taxes

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Continuing operations
Provision for income taxes (in millions)	$6.6	4.3	17.1	22.6
Effective tax rate	25.5%	10.1%	24.8%	20.8%

Discontinued operations
Provision for income taxes (in millions)	$1.6	14.1	1.9	30.6
Effective tax rate	27.1%	43.9%	27.1%	46.5%

2009 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the second quarter of 2009 was lower than the 35% U.S. statutory tax rate largely due to $2.8 million in lower taxes related to non-U.S. tax jurisdictions.  These taxes were lower than 35% primarily due to lower effective tax rates in our non-U.S. jurisdictions and inflation adjustments in certain countries that are treated as permanent differences.

The effective income tax rate on continuing operations in the first six months of 2009 was lower than the 35% U.S. statutory tax rate largely due to $7.1 million in lower taxes related to non-U.S. tax jurisdictions.  These taxes were lower than 35% primarily due to lower effective tax rates in our non-U.S. jurisdictions and inflation adjustments in certain countries that are treated as permanent differences.

2008 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the second quarter of 2008 was lower than the 35% U.S. statutory tax rate primarily due to an $8.8 million valuation allowance release for certain non-U.S. tax jurisdictions and $2.3 million in lower taxes related to non-U.S. tax jurisdictions.  These taxes were lower than 35% primarily due to lower effective tax rates in our non-U.S. jurisdictions and inflation adjustments in certain countries that are treated as permanent differences.

The effective income tax rate on continuing operations in the first six months of 2008 was lower than the 35% U.S. statutory tax rate primarily due to an $8.8 million valuation allowance release for non-U.S. tax jurisdictions and $6.8 million in lower taxes related to non-U.S. tax jurisdictions.  These taxes were lower than 35% primarily due to lower effective tax rates in our non-U.S. jurisdictions and inflation adjustments in certain countries that are treated as permanent differences.

Expected Rate for Full-Year 2009
Our effective tax rate may fluctuate materially from period to period due to changes in the expected geographical mix of earnings, changes in valuation allowances or accruals for contingencies and other factors.  Subject to the above factors, our effective tax rate for the full-year 2009 is expected to be between 23% and 26%.

Noncontrolling Interests

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2009	2008	change	2009	2008	change

Net income attributable to noncontrolling interests	$3.3	7.5	(56)	13.6	22.4	(39)

The decrease in net income attributable to noncontrolling interests in 2009 was primarily due to a decrease in the earnings of our Venezuelan subsidiaries driven mainly by the absence of the 2008 profitable currency conversion project.

Income from Discontinued Operations

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2009	2008	2009	2008

BHS:
Income from operations before tax (a)	$-	35.2	-	66.9
Expense associated with the spin-off	-	(3.4)	-	(4.3)
Adjustments to contingencies of former operations:
Gain from FBLET refunds	19.7	-	19.7	-
BAX Global indemnification	(12.5)	-	(12.5)	-
Other	(1.3)	0.3	(0.2)	3.2
Income from discontinued operations before income taxes	5.9	32.1	7.0	65.8
Provision for income taxes	1.6	14.1	1.9	30.6
Income from discontinued operations	$4.3	18.0	5.1	35.2
(a)	BHS operations were spun off on October 31, 2008. Revenues of the operations were $133.9 million for the second quarter of 2008 and $261.7 million for the first half of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows before financing activities decreased by $95.1 million in the first half of 2009 as compared to the first half of 2008.  The decrease was primarily due to lower cash provided by our continuing operations and our discontinued operations.  Our continuing operations in 2009 included $49.0 million in cash used for business acquisitions and lower operating profit in our International operations.  Our discontinued operations in 2008 included BHS and in 2009 included FBLET cash refunds (described on page 36).

Summary of Cash Flow Information

	Six Months
	Ended June 30,		$
(In millions)	2009	2008	change

Cash flows from operating activities:
Continuing operations	$62.2	86.0		(23.8)
Discontinued operations	23.6	130.3		(106.7)
Operating activities	85.8	216.3		(130.5)

Cash flows from investing activities:
Capital expenditures	(74.5)	(70.4)		(4.1)
Acquisitions	(49.0)	(5.4)		(43.6)
Other	(2.3)	4.7		(7.0)
Discontinued operations	-	(90.1)		90.1
Investing activities	(125.8)	(161.2)		35.4

Cash flows before financing activities	$(40.0)	55.1		(95.1)

Operating Activities

Operating cash flows decreased by $130.5 million in the first half of 2009 as cash flows from both our continuing and discontinued operations were lower compared to the same period in 2008.  The decrease in operating cash flows from continuing operations was due to lower operating profit in our International operations, partially offset by lower cash used for working capital needs.  The decrease in operating cash flows related to discontinued operations was primarily due to BHS’ cash flows in the first half of 2008 exceeding the FBLET cash refunds received in 2009.

We expect that our cash flows from operations will be adversely affected by our planned third-quarter contribution to our primary U.S. pension plan, of which approximately $90 million is expected to be in cash (see page 25 for more information).  We expect to receive an incremental 20% current tax benefit, or approximately $30 million, on our cash and stock contribution, and we expect to receive the tax refunds during calendar-year 2009.

Investing Activities

Cash flows from investing activities increased by $35.4 million in the first half of 2009 versus the first half of 2008 primarily due to a $90.1 million reduction in cash used by discontinued operations as a result of the 2008 spin-off of BHS, partially offset by $43.6 million of higher cash used by continuing operations for business acquisitions.

Capital expenditures and depreciation and amortization were as follows:

	Six Months
	Ended June 30,		$
(In millions)	2009	2008	change

Capital expenditures:
International	$41.2	51.8	(10.6)
North America	33.3	18.6	14.7
Capital expenditures	74.5	70.4	4.1

Depreciation and amortization:
International	45.8	45.5	0.3
North America	17.7	15.6	2.1
Depreciation and amortization	$63.5	61.1	2.4

Capital expenditures in the first half of 2009 were primarily for new cash processing and security equipment, armored vehicles, and information technology.  Capital expenditures in the first half of 2009 were slightly higher than the same period of 2008.  The decrease in our International segment was partially offset by an increase in our North America segment.  The decrease in Brink’s International capital expenditures from the prior-year period was due to lower spending overall, as well as the impact of changes in currency exchange rates.  The increase in our North America segment was mainly due to higher expenditures for armored vehicles, as we elected to buy rather than lease these vehicles, as well as increased spending on CompuSafe® units.

Capital expenditures for the full-year 2008 totaled $165 million.  Capital expenditures for the full-year 2009 are expected to be approximately $185 million.

Depreciation and amortization for the full-year 2008 totaled $122.3 million.  Depreciation and amortization for the full-year 2009 is expected to be approximately $135 million.

Financing Activities

Summary of financing activities

	Six Months
	Ended June 30,
(In millions)	2009	2008

Net borrowings (repayments) of debt:
Short-term debt	$(0.5)	(4.1)
Revolving facilities	(6.3)	70.4
Long-term debt	(5.9)	(6.1)
Net borrowings (repayments) of debt	(12.7)	60.2
Repurchase of shares of common stock of Brink’s	(6.9)	(53.5)
Dividends attributable to:
Shareholders of Brink’s	(9.1)	(9.1)
Noncontrolling interests in subsidiaries	(9.3)	(8.8)
Proceeds and tax benefits related to stock compensation and other	1.3	0.6
Cash flows from financing activities	$(36.7)	(10.6)

During the first half of 2009, we purchased 234,456 shares of our common stock at an average cost of $26.20 per share. We also used $0.8 million in the first half of 2009 to settle share purchases initiated in December 2008.

During the first half of 2008, we purchased 823,300 shares of our common stock at an average cost of $63.92 per share.  We also withheld and retired a portion of the shares that were due to employees under deferred compensation distributions and stock option exercises.  The shares were withheld to meet the withholding requirements of approximately $13 million.

Our operating liquidity needs are typically financed by cash from operations, short-term debt and the Revolving Facility, described below.

We paid dividends of $0.10 per share in both the first and second quarters of 2009 and 2008.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the board of directors.

As described on page 25, we intend to make a voluntary contribution of $150 million to our primary U.S. pension plan comprised of approximately $90 million of cash in the third quarter of 2009.  We intend to borrow the cash portion of the contribution under our existing credit facilities in excess of tax refunds received.  The remainder of the planned contribution (approximately $60 million) will be comprised of Brink’s common stock, the number of shares of which will be determined at the date of the contribution.

Capitalization

We use a combination of debt, leases and equity to capitalize our operations.

Reconciliation of Net Debt (Cash) to GAAP measures

	June 30,	December 31,
(In millions)	2009	2008

Short-term debt	$7.1	7.2
Long-term debt	185.3	181.4
Debt	192.4	188.6
Less cash and cash equivalents	(178.2)	(250.9)
Net Debt (Cash) (a)	$14.2	(62.3)
(a)	Net Debt (Cash) is a non-GAAP measure. Net Debt (Cash) is equal to short-term debt plus the current and noncurrent portion of long-term debt (“Debt” in the tables), less cash and cash equivalents.

The supplemental Net Debt (Cash) information is non-GAAP financial information that management believes is an important measure to evaluate our financial leverage.  This supplemental non-GAAP information should be reviewed in conjunction with our consolidated balance sheets.  Our Net Debt (Cash) position at June 30, 2009, as compared to December 31, 2008, changed primarily due to $49.0 million used for business acquisitions.  We expect our Net Debt (Cash) to increase during the third quarter as a result of cash we expect to contribute our primary U.S. pension plan.

Debt
We have an unsecured $400 million revolving bank credit facility (the “Revolving Facility”) with a syndicate of banks.  The Revolving Facility’s interest rate is based on LIBOR plus a margin, prime rate, or competitive bid.  The Revolving Facility allows us to borrow (or otherwise satisfy credit needs) on a revolving basis over a five-year term ending in August 2011.  As of June 30, 2009, $299.3 million was available under the Revolving Facility.  Amounts outstanding under the Revolving Facility as of June 30, 2009, were denominated primarily in U.S. dollars and to a lesser extent in Canadian dollars.

The margin on LIBOR borrowings under the Revolving Facility, which can range from 0.140% to 0.575%, depending on our credit rating, was 0.350% at June 30, 2009.  When borrowings and letters of credit under the Revolving Facility are in excess of $200 million, the applicable interest rate is increased by 0.100% or 0.125%.  We also pay an annual facility fee on the Revolving Facility based on our credit rating.  The facility fee, which can range from 0.060% to 0.175%, was 0.100% at June 30, 2009.

We have an unsecured $135 million letter of credit facility with a bank (the “Letter of Credit Facility”).  The Letter of Credit Facility expires in July 2011.  As of June 30, 2009, $8.9 million was available under the Letter of Credit Facility.  The Revolving Facility and the multi-currency revolving credit facilities (described below) are also used for the issuance of letters of credit and bank guarantees.

We have two unsecured multi-currency revolving bank credit facilities with a total of $50.0 million in available credit, of which approximately $29.5 million was available at June 30, 2009.  Interest on these facilities is based on LIBOR plus a margin.  The margin ranges from 0.140% to 0.675%.  A $10 million facility expires in December 2009 and a $40 million facility expires in December 2011. We also have the ability to borrow from other banks under short-term uncommitted agreements.  Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

The Revolving Facility, the Letter of Credit Facility and the two unsecured multi-currency revolving bank credit facilities contain subsidiary guarantees and various financial and other covenants.  The financial covenants, among other things, limit our total indebtedness, limit asset sales, limit the use of proceeds from asset sales and provide for minimum coverage of interest costs.  The credit agreements do not provide for the acceleration of payments should our credit rating be reduced.  If we were not to comply with the terms of our various loan agreements, the repayment terms could be accelerated and the commitments could be withdrawn.  An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  We were in compliance with all financial covenants at June 30, 2009.

We have $43.2 million of bonds issued by the Peninsula Ports Authority of Virginia recorded as debt on our balance sheet.  Although we are not the primary obligor of the debt, we have guaranteed the debt and we believe that we will ultimately pay this obligation.  The guarantee originated as part of a former interest in Dominion Terminal Associates, a deep water coal terminal. We continue to pay interest on the debt.    The bonds bear a fixed interest rate of 6.0% and mature in 2033.  The bonds may mature prior to 2033 upon the occurrence of specified events such as the determination that the bonds are taxable or if we fail to abide by the terms of its guarantee.

Based on our current cash on hand, amounts available under our credit facilities and current projections of cash flows from operations, we believe that we will be able to meet our liquidity needs for more than the next 12 months.

Equity
At June 30, 2009, we had 100 million shares of common stock authorized and 45.6 million shares issued and outstanding.

On September 14, 2007, our board of directors authorized the purchase of up to $100 million of our outstanding common shares. Under the program, we used $6.1 million to purchase 234,456 shares of common stock between January 1, 2009, and March 31, 2009, at an average price of $26.20 per share.  No shares were purchased in the second quarter of 2009.  As of June 30, 2009, we had $33.7 million under the program available to purchase shares.  The repurchase authorization does not have an expiration date.

Commitments and Contingent Matters

Operating leases
We have made residual value guarantees of approximately $60.3 million at June 30, 2009, related to operating leases, principally for trucks and other vehicles.

Federal Black Lung Excise Tax (“FBLET”) refunds
In late 2008, Congress passed the Energy Improvement and Extension Act of 2008 which enabled taxpayers to file claims for FBLET refunds for periods prior to those open under the statute of limitations previously applicable to us. In the second quarter of 2009, we received FBLET refunds and recognized the majority of these refunds as a pretax gain of $19.7 million.  The gain related to these refunds was recorded in discontinued operations.

Former operations
As previously disclosed, BAX Global, a former business unit of ours, is defending a claim related to the apparent diversion by a third party of goods being transported for a customer.  During the second quarter of 2009, BAX Global advised us that it is probable that it will be deemed liable for this claim.   We have contractually indemnified the purchaser of BAX Global for this contingency.  Although it is possible that this claim ultimately may be decided in favor of BAX Global, we have accrued a loss reserve of $12.5 million related to this matter.  We recognized the loss in discontinued operations.  We believe we have insurance coverage applicable to this matter and that it will be resolved without a material adverse effect on our liquidity, financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our operations have activities in approximately 50 countries.  These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates.  In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program.  Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the six months ended June 30, 2009.

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), who is our principal executive officer, and Vice President and Chief Financial Officer (“CFO”), who is our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, as of end of the period covered by this report, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information

This document contains both historical and forward-looking information.  Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, statements regarding the anticipated impact of new accounting standards, the anticipated voluntary contribution to the primary U.S. pension plan and its projected effect on the company and the plan, the outcome of pending litigation, the availability of insurance and the anticipated financial impact of the disposition of these matters, the outcome of the issue relating to the non-payment of customs duties and value-added tax by a non-U.S. subsidiary of Brink’s, Incorporated, future organic revenue growth and segment operating profit margin in 2009, future CompuSafe® unit installations, the continuation of improvements in North America, projected expense relating to our primary U.S. pension plan, the anticipated effective tax rate for 2009 and our tax position and underlying assumptions, expected corporate expense and capital expenditures for 2009, anticipated depreciation and amortization for 2009, future payment of bonds issued by the Peninsula Ports Authority of Virginia, and the ability to meet our liquidity needs.  Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which could cause actual results, performance or achievements to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond our control, include, but are not limited to the impact of the global economic slowdown on our business opportunities, the risk that the intended contribution to the U.S. pension plan is not completed, is completed on terms other than those currently expected or does not have the anticipated effects on the company’s or the plan’s financial condition, access to the capital and credit markets, the recent market volatility and its impact on the demand for our services, the implementation of investments in technology and value-added services and cost reduction efforts and their impact on revenue and profit growth, the ability to identify and execute further cost and operational improvements and efficiencies in our core businesses, the willingness of our customers to absorb fuel surcharges and other future price increases, the actions of competitors, our ability to identify strategic opportunities and integrate them successfully, acquisitions and dispositions made in the future, our ability to integrate recent acquisitions, regulatory and labor issues and higher security threats, the impact of turnaround actions responding to current conditions in Europe, the return to profitability of operations in jurisdictions where we have recorded valuation adjustments, the input of governmental authorities regarding the non-payment of customs duties and value-added tax, the stability of the Venezuelan economy and changes in Venezuelan policy regarding exchange rates, the potential for a devaluation of the bolivar fuerte, the absence of the currency conversion project in Venezuela, variations in costs or expenses and performance delays of any public or private sector supplier, service provider or customer, our ability to obtain appropriate insurance coverage, positions taken by insurers with respect to claims made and the financial condition of insurers, safety and security performance, our loss experience, changes in insurance costs, risks customarily associated with operating in foreign countries including changing labor and economic conditions, currency devaluations, safety and security issues, political instability, restrictions on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive government actions, costs associated with the purchase and implementation of cash processing and security equipment, changes in the scope or method of remediation or monitoring of our former coal operations, the timing of the pass-through of certain costs to third parties and the timing of approvals by governmental authorities relating to the disposal of the coal assets, changes to estimated liabilities and assets in actuarial assumptions due to payments made, investment returns, annual actuarial revaluations, and periodic revaluations of reclamation liabilities, the funding requirements, accounting treatment, investment performance and costs and expenses of our pension plans, the VEBA and other employee benefits, whether the Company’s assets or the VEBA’s assets are used to pay benefits, black lung claims incidence, the number of dependents of mine workers for whom benefits are provided, mandatory or voluntary pension plan contributions, the nature of our hedging relationships, the strength of the U.S. dollar relative to foreign currencies, foreign currency exchange rates, changes in estimates and assumptions underlying our critical accounting policies, seasonality, pricing and other competitive industry factors, and fuel prices.  Additional factors that could cause our results to differ materially from those described in the forward-looking statements can be found under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2008 and in our other public filings with the Securities and Exchange Commission.  The information included in this document is representative only as of the date of this document, and The Brink’s Company undertakes no obligation to update any information contained in this document.

Part II - Other Information

Item 1A.  Risk Factors.

We are exposed to risk in the operation of our businesses, including, but not limited to, those referenced in Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2008, and under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.  We do not believe there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, except as follows.

Earnings of our Venezuelan operations may not be fully repatriated and future reported earnings and equity may decline. We may not be able to obtain cash from our Venezuelan operations as reported in our consolidated balance sheet if our dividends are not approved by the Venezuelan government.  We may in the future use a less favorable rate of exchange to translate our earnings and balance sheets of our Venezuelan operations, and we may have to record potentially significant charges to earnings and equity, if our earnings are not approved for repatriation at the full official exchange rate, or if the official rate is devalued.  In addition, because Venezuela could in the future be considered highly inflationary for accounting purposes, we may have to record potentially significant charges to earnings as the rate of exchange we are using to consolidate our Venezuelan operations changes. The official rate is currently a fixed exchange rate with the U.S. dollar, despite several years of significant inflation, and the charges related to future rate changes could be significant.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The Registrant’s annual meeting of shareholders was held on May 1, 2009.

(b)	Not required.

(c)	The following directors were elected for terms expiring in 2011, by the following votes:

	For	Withheld
Roger G. Ackerman	40,908,457	2,351,613
Robert J. Strang	41,926,644	1,333,426

The following directors were elected for terms expiring in 2012, by the following votes:

	For	Withheld
Betty C. Alewine	40,850,008	2,410,062
Michael J. Herling	42,459,686	800,384
Thomas C. Schievelbein	42,450,607	809,463

The selection of KPMG LLP as independent registered public accounting firm to audit the accounts of the Registrant and its subsidiaries for the year 2009 was approved by the following vote:

For	Against	Abstentions
42,971,790	270,078	18,202

(d)           Not required.

Item 6.  Exhibits

Exhibit
Number

10.1	$43,160,000 Bond Purchase Agreement, dated September 17, 2003, among the Peninsula Ports Authority of Virginia, Dominion Terminal Associates, Pittston Coal Terminal Corporation and the Registrant.

10.2	$135,000,000 Letter of Credit Agreement, dated as of July 23, 2008 with an effective date of August 13, 2008, among the Registrant, certain of the Registrant’s subsidiaries and ABN AMRO Bank N.V.

10.3	Credit Agreement, dated July 13, 2005, among the Registrant, certain of its subsidiaries and ABN AMRO Bank N.V.

10.4
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

10.5	Form of Award Agreement for deferred stock units granted in July 2009 under Non-Employee Directors’ Equity Plan.

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

THE BRINK’S COMPANY

July 30, 2009	By: /s/ Michael J. Cazer
Michael J. Cazer
(Vice President -
Chief Financial Officer)
(principal financial officer)