Form 10-Q
period 2009-09-30
BRINKS CO
filed 2009-10-30
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
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
Yes  ☐  No  ☒

As of October 26, 2009, 47,856,930 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements

THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(In millions)	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$234.5	250.9
Accounts receivable, net	479.1	450.7
Prepaid expenses and other	142.3	99.7
Deferred income taxes	28.2	31.1
Total current assets	884.1	832.4

Property and equipment, net	591.5	534.0
Goodwill	226.8	139.6
Deferred income taxes	174.1	202.6
Other	168.1	107.2

Total assets	$2,044.6	1,815.8

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$7.6	7.2
Current maturities of long-term debt	20.8	8.4
Accounts payable	109.7	137.8
Income taxes payable	11.0	21.2
Accrued liabilities	448.6	360.5
Total current liabilities	597.7	535.1

Long-term debt	240.7	173.0
Accrued pension costs	172.6	373.4
Retirement benefits other than pensions	244.8	249.9
Deferred income taxes	27.7	21.5
Other	175.0	157.6
Total liabilities	1,458.5	1,510.5

Commitments and contingencies (notes 4, 5, 9 and 13)

Equity:
The Brink’s Company (“Brink’s”) shareholders’ equity:
Common stock	47.9	45.7
Capital in excess of par value	548.9	486.3
Retained earnings	396.4	310.0
Accumulated other comprehensive loss	(512.8)	(628.0)
Total Brink’s shareholders’ equity	480.4	214.0

Noncontrolling interests	105.7	91.3

Total equity	586.1	305.3

Total liabilities and shareholders’ equity	$2,044.6	1,815.8

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Income
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions, except per share amounts)	2009	2008	2009	2008

Revenues	$801.8	813.4	2,286.2	2,404.0

Costs and expenses:
Cost of revenues	647.5	647.6	1,859.1	1,909.4
Selling, general and administrative expenses	107.6	111.6	314.5	330.8
Total costs and expenses	755.1	759.2	2,173.6	2,240.2
Other operating income (expense)	14.2	(4.4)	16.7	(4.7)

Operating profit	60.9	49.8	129.3	159.1

Interest expense	(2.8)	(3.0)	(8.3)	(8.8)
Interest and other income	1.2	4.5	7.2	9.6
Income from continuing operations before tax	59.3	51.3	128.2	159.9
Provision for income taxes	20.6	14.3	37.7	36.9

Income from continuing operations	38.7	37.0	90.5	123.0

Income from discontinued operations	1.0	18.5	6.1	53.7

Net income	39.7	55.5	96.6	176.7
Less net income attributable to noncontrolling interests	(5.3)	(7.5)	(18.9)	(29.9)

Net income attributable to Brink’s	34.4	48.0	77.7	146.8

Amounts attributable to Brink’s:
Income from continuing operations	33.4	29.5	71.6	93.1
Income from discontinued operations	1.0	18.5	6.1	53.7

Net income attributable to Brink’s	$34.4	48.0	77.7	146.8

Earnings per share attributable to Brink’s common shareholders:
Basic:
Continuing operations	$0.70	0.64	1.53	2.02
Discontinued operations	0.02	0.40	0.13	1.16
Net income	0.72	1.04	1.66	3.18

Diluted:
Continuing operations	$0.70	0.64	1.52	2.00
Discontinued operations	0.02	0.39	0.13	1.15
Net income	0.72	1.03	1.65	3.14

Weighted-average shares
Basic	47.6	46.1	46.8	46.2
Diluted	47.9	46.5	47.0	46.7

Cash dividends paid per common share	$0.10	0.10	0.30	0.30

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statement of Shareholders’ Equity

Nine months ended September 30, 2009
(Unaudited)

			Capital		Accumulated
			in Excess		Other
		Common	of Par	Retained	Comprehensive	Noncontrolling
(In millions)	Shares	Stock	Value	Earnings	Loss	Interests	Total

Balance as of December 31, 2008	45.7	$45.7	486.3	310.0	(628.0)	91.3	305.3

Net income	-	-	-	77.7	-	18.9	96.6
Other comprehensive income	-	-	-	-	115.2	1.7	116.9
Shares repurchased	(0.2)	(0.2)	(2.5)	(3.4)	-	-	(6.1)
Stock contribution to pension plan	2.3	2.3	55.3	-	-	-	57.6
Dividends:
Brink’s common shareholders
($0.30 per share)	-	-	-	(13.7)	-	-	(13.7)
Noncontrolling interests	-	-	-	-	-	(10.3)	(10.3)
Adjustments to spin-off of BHS
(see note 1)	-	-	-	26.0	-	-	26.0
Share-based compensation:
Stock options and awards:
Compensation expense	-	-	5.5	-	-	-	5.5
Consideration received from
exercise of stock options	0.1	0.1	1.2	-	-	-	1.3
Excess tax benefit of
stock compensation	-	-	0.4	-	-	-	0.4
Other share-based benefit programs	-	-	2.7	(0.2)	-	-	2.5
Acquisitions	-	-	-	-	-	4.1	4.1

Balance as of September 30, 2009	47.9	$47.9	548.9	396.4	(512.8)	105.7	586.1

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months
	Ended September 30,
(In millions)	2009	2008

Cash flows from operating activities:
Net income	$96.6	176.7
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Income from discontinued operations, net of tax	(6.1)	(53.7)
Depreciation and amortization	97.2	92.6
Stock compensation expense	5.5	6.9
Deferred income taxes	29.2	(5.3)
Retirement benefit funding (more) less than expense:
Pension	(93.7)	(8.7)
Other than pension	9.4	(0.9)
Gains on sales of property and other assets	(8.3)	(0.4)
Gains on acquiring control of equity method affiliates	(14.9)	-
Impairment losses	2.3	0.5
Other operating	2.1	2.9
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	8.1	(39.8)
Accounts payable, income taxes payable and accrued liabilities	9.1	46.6
Prepaid and other current assets	(33.5)	(23.2)
Other	3.8	(10.8)
Discontinued operations	23.5	160.9
Net cash provided by operating activities	130.3	344.3

Cash flows from investing activities:
Capital expenditures	(112.5)	(119.4)
Acquisitions	(74.6)	(6.1)
Marketable securities:
Purchases	(10.6)	(1.6)
Sales	4.4	2.1
Other	7.8	2.8
Discontinued operations	-	(135.3)
Net cash used by investing activities	(185.5)	(257.5)

Cash flows from financing activities:
Long term debt	(8.7)	(8.6)
Revolving credit facilities	69.4	59.8
Short-term debt	(0.3)	(6.0)
Repurchase shares of common stock of Brink’s	(6.9)	(53.6)
Dividends to:
Shareholders of Brink’s	(13.7)	(13.6)
Noncontrolling interests in subsidiaries	(10.3)	(9.9)
Proceeds from exercise of stock options	1.3	16.2
Excess tax benefits associated with stock compensation	0.3	11.7
Minimum tax withholdings associated with stock compensation	(0.4)	(16.7)
Net cash provided (used) by financing activities	30.7	(20.7)

Effect of exchange rate changes on cash	8.1	(4.8)

Cash and cash equivalents:
Increase (decrease)	(16.4)	61.3
Balance at beginning of period	250.9	196.4
Balance at end of period	$234.5	257.7

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

We have evaluated subsequent events for potential recognition and disclosure through October 29, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

Highly Inflationary Economy Determination
In determining whether Venezuela is a highly inflationary economy, we previously used the consumer price index ("CPI") which is based on the inflation rates for the metropolitan area of Caracas, Venezuela.  Beginning January 1, 2008, a national consumer price index ("NCPI") was developed for the entire country of Venezuela.  However, because inflation data is not available to compute a cumulative three-year inflation rate for Venezuela using only NCPI, we use a blended NCPI and CPI rate to determine whether the three-year cumulative inflation rate has exceeded 100%.  At September 30, 2009, the blended three-year cumulative inflation rate was approximately 97%.

Adjustment to Spin-Off of Brink’s Home Security Holdings, Inc. (“BHS”)
On October 31, 2008, we distributed all of our interest in BHS to our shareholders of record as of the close of business on October 21, 2008, in a tax-free distribution. In connection with the spin-off, we entered into a Tax Matters Agreement with BHS which provides a basis for the preparation and filing of tax returns for pre-spin and post-spin operations of BHS in 2008.  As authorized by the Tax Matters Agreement, we made certain elections related to BHS’ operations for our U.S. federal 2008 consolidated tax return in the third quarter of 2009. These elections have the effect of decreasing the net deferred tax assets allocated to BHS at the time of the spin-off. As a result, we have increased the amount of our current income tax receivable by $26.0 million, with an offsetting increase in retained earnings to adjust the amount of the spin-off distribution.

Recently Adopted Accounting Standards
We adopted Statement of Financial Accounting Standard (“SFAS”) 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162, effective for our quarter ended September 30, 2009.  SFAS 168 established the FASB Accounting Standards Codification (“Codification”) as the sole source of authoritative non-governmental accounting principles to be applied in the preparation of financial statements in conformity with US GAAP. Although SFAS 168 does not change US GAAP, the adoption of SFAS 168 impacted our financial statements since all future references to authoritative accounting literature are now in accordance with SFAS 168, except for the following standards, which will remain authoritative until they are integrated into the Codification: SFAS 164, Not-for-Profit Entities: Mergers and Acquisitions, SFAS 166,Accounting for Transfers of Financial Assets, SFAS 167, Amendments to FASB Interpretation No. 46R and SFAS 168.

We adopted the accounting principles established by SFAS 141(R), Business Combinations, which is now part of FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, effective January 1, 2009.  FASB ASC Topic 805 establishes requirements for an acquirer to record the assets acquired, liabilities assumed, and any related noncontrolling interests related to the acquisition of a controlled subsidiary, measured at fair value, as of the acquisition date.  In 2008, we expensed all acquisition costs for transactions that were expected to close in 2009.  The adoption of this new guidance did not otherwise have an effect on our historical financial statements, but does affect the way we account for acquisitions after the effective date.

We adopted the accounting principles established by SFAS 160, Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51, which is now part of FASB ASC Topic 810, Consolidation, effective January 1, 2009.  FASB ASC Topic 810 establishes new accounting and reporting standards for the noncontrolling interest, previously known as minority interest, in a subsidiary and for the deconsolidation of a subsidiary.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a separate component within equity in the consolidated financial statements.  Additionally, consolidated net income is to be reported with separate disclosure of the amounts attributable to the parent and to the noncontrolling interests.  We retroactively restated our consolidated balance sheets, consolidated statements of income, consolidated statement of shareholders’ equity, consolidated statements of cash flows and consolidated statements of comprehensive income as required by FASB ASC Topic 810.  The adoption of this new guidance resulted in a $91.3 million reclassification of noncontrolling interests from other long-term liabilities to shareholders’ equity on the December 31, 2008, consolidated balance sheet.  Prior to the adoption of this new guidance, noncontrolling interests were deductions from income in arriving at net income.  Under FASB ASC Topic 810, noncontrolling interests are a deduction from net income used to arrive at net income attributable to Brink’s.

We adopted the accounting principles established by SFAS 161, Disclosures about Derivative Instruments and Hedging Activities an Amendment of SFAS 133, which is now part of FASB ASC Topic 815, Derivatives and Hedging, effective January 1, 2009.  FASB ASC Topic 815 requires enhanced disclosures about an entity's derivative and hedging activities.  The adoption of this new guidance had no impact on our financial statements.

We adopted the accounting principles established by SFAS 165, Subsequent Events, which is now part of FASB ASC Topic 855, Subsequent Events, effective for our quarter ended June 30, 2009.  FASB ASC Topic 855 establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date.  The adoption of this new guidance did not have a material effect on our financial statements.

We adopted the accounting principles established by FASB Staff Position ("FSP") EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which is now part of FASB ASC Topic 260, Earnings per Share, effective January 1, 2009.  FASB ASC Topic 260 affects entities that accrue cash dividends (whether paid or unpaid) on share-based payment awards during the award’s service period for dividends that are nonforfeitable. The FASB concluded that unvested awards containing rights to nonforfeitable dividends are participating securities.  We have a small number of unvested awards that receive nonforfeitable cash dividends during the service period.  Because of this, we are required to compute basic and diluted earnings per share under the two-class method.  The adoption of this new guidance did not have a material effect on our financial statements.

We adopted the accounting principles established by FSP 157-2, Partial Deferral of the Effective Date of SFAS 157, which is now part of FASB ASC Topic 820, Fair Value Measurements and Disclosures, effective January 1, 2009.  This guidance delayed the effective date of FASB ASC Topic 820 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities. The adoption of this guidance did not have a material effect on our results of operations or financial position.

We adopted the accounting principles established by FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which is now part of FASB ASC Topic 820, Fair Value Measurements and Disclosures, effective for our quarter ended June 30, 2009.  FASB
ASC Topic 820 provides guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. FASB ASC Topic 820 also provides guidance for identifying circumstances that indicate a transaction is not orderly and affirms that the objective of fair value measurement in a market for an asset that is not active is the price that would be received in an orderly (i.e., not distressed) transaction on the measurement date under current market conditions. If the market is determined to be not active, the entity must consider all available evidence in determining whether an observable transaction is orderly.  The adoption of this new guidance did not have a material effect on our results of operations or financial position.

We adopted the accounting principles established by FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which is now part of FASB ASC Topic 320, Investments – Debt and Equity Securities, effective for our quarter ended June 30, 2009.  FASB ASC Topic 320 provides guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities.  The adoption of this new guidance did not have a material effect on our financial statements.

We adopted the accounting principles established by FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which is now part of FASB ASC Topic 825, Financial Instruments, effective for our quarter ended June 30, 2009.  FASB ASC Topic 825 requires disclosures about the fair value of financial instruments in interim reporting periods whereas, previously, the disclosures were required only in annual financial statements.  The adoption of this new guidance resulted in the disclosure of the fair value of our significant fixed rate long-term debt and our marketable securities as of June 30, 2009.  This new guidance did not otherwise have an effect on our financial statements.

We adopted the accounting principles established by FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies, which is now part of FASB ASC Topic 805, Business Combinations, effective for our quarter ended June 30, 2009.  This guidance is effective for each of our business combinations which were completed on or after January 1, 2009.  FASB ASC Topic 805 provides that contingent assets acquired or liabilities assumed in a business combination be recorded at fair value if the acquisition-date fair value can be determined during the measurement period.  If the acquisition-date fair value cannot be determined, such items would be recognized at the acquisition date if they meet the recognition requirements of FASB ASC Topic 450, Contingencies.  In periods after the acquisition date, items not recognized as part of the acquisition but recognized subsequently would be reflected in that subsequent period’s income.  The adoption of this new guidance did not have a material effect on our financial statements.

Standards Not Yet Adopted
In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which is now part of FASB ASC Topic 715, Compensation – Retirement Benefits, which will be effective for us on December 31, 2009. This guidance requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plans in order to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, and significant concentrations of risk within plan assets.

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

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value, which will be effective for us on October 1, 2009. This ASU clarifies the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available. We do not expect a material effect from the adoption of this guidance on our consolidated financial statements.

In September 2009, the FASB issued ASU 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which will be effective for our year ending December 31, 2009.  ASU 2009-12 allows investors to use net asset value as a practical expedient to estimate the fair value of certain investments that do not have readily determinable fair values and sets forth disclosure requirements for these investments.  We do not expect a material effect from the adoption of this guidance on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, which will be effective for us on January 1, 2011. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in a multiple-deliverable arrangement. In addition, the revised guidance requires additional disclosures about the methods and assumptions used to evaluate multiple-deliverable arrangements and to identify the significant deliverables within those arrangements. We are currently evaluating the potential impact of the amended guidance on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements that Include Software Elements, which will be effective for us on January 1, 2011.  ASU 2009-14 amends ASC Topic 985 to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality.  We are currently evaluating the potential impact of the amended guidance on our consolidated financial statements.

Note 2 – Segment information

FASB ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments.  Segments are identified by us based on how resources are allocated and operating decisions are made.  Management evaluates performance and allocates resources based on operating profit or loss, excluding corporate allocations.  Although we have four operating segments, under the aggregation criteria set forth in FASB ASC Topic 280, we conduct business in two geographic reportable segments: International and North America.  Prior to the spin-off of BHS in October of 2008, our two reportable segments were Brink’s, Incorporated and BHS.

Our primary services include:

Core services
•	Cash-in-transit (“CIT”) armored car transportation
•	Automated teller machine (“ATM”) replenishment and servicing

Value-added services
•	Global Services – arranging secure long-distance transportation of valuables
•	Cash Logistics – money processing, supply chain management of cash from point-of-sale through transport, vaulting and bank deposit

Other security services
•	Guarding services, including airport security

Brink’s operates in approximately 50 countries.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2009	2008	2009	2008

Revenues:
International	$579.2	575.8	1,620.8	1,701.4
North America	222.6	237.6	665.4	702.6
Revenues	$801.8	813.4	2,286.2	2,404.0

Operating profit:
International	$65.2 (a)	56.3	120.0	166.6
North America	10.4	11.8	37.9	36.1
Segment operating profit	75.6	68.1	157.9	202.7
Corporate expense	(10.1)	(18.8)	(16.9)	(43.3)
Former operations income (expense)	(4.6)	0.5	(11.7)	(0.3)
Operating profit	$60.9	49.8	129.3	159.1
(a) Includes a $13.9 million gain related to the acquisition (completed in September 2009) of a controlling interest of a CIT and Global Services operation in India. See note 8 for more information.

Note 3 – Shares used to calculate earnings per share

Shares used to calculate earnings per share were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2009	2008	2009	2008

Weighted-average shares:
Basic (a)	47.6	46.1	46.8	46.2
Effect of dilutive stock options and awards	0.3	0.4	0.2	0.5
Diluted	47.9	46.5	47.0	46.7

Antidilutive stock options and awards excluded from denominator	2.4	0.4	2.4	0.3
(a)      We have deferred compensation plans for our employees and directors denominated in common stock units.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average units credited to employees and directors under the deferred compensation plans.  Accordingly, included in basic shares are weighted-average units of 0.9 million in the three months and 0.8 million in the nine months ended September 30, 2009, as well as 0.5 million in the three months and 0.6 million in the nine months ended September 30, 2008.

Note 4 – Retirement benefits

Pension plans
We have various defined benefit plans for eligible employees.

The components of net periodic pension cost (credit) for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2009	2008	2009	2008	2009	2008

Three months ended September 30,

Service cost	$-	-	1.5	2.6	1.5	2.6
Interest cost on projected benefit obligation	12.2	11.5	3.2	3.3	15.4	14.8
Return on assets – expected	(16.3)	(14.7)	(2.3)	(2.9)	(18.6)	(17.6)
Amortization of losses	2.0	0.5	0.9	0.9	2.9	1.4
Net periodic pension cost (credit)	$(2.1)	(2.7)	3.3	3.9	1.2	1.2

Nine months ended September 30,

Service cost	$-	-	4.4	7.6	4.4	7.6
Interest cost on projected benefit obligation	35.5	34.4	9.0	9.9	44.5	44.3
Return on assets – expected	(44.8)	(44.2)	(6.6)	(9.0)	(51.4)	(53.2)
Amortization of losses	7.0	1.2	2.6	2.8	9.6	4.0
Settlement loss	0.3	-	-	-	0.3	-
Net periodic pension cost (credit)	$(2.0)	(8.6)	9.4	11.3	7.4	2.7

Based on December 31, 2008, data, assumptions and funding regulations, we are not required to make a contribution to our primary U.S. plan for the fiscal year 2009.  On August 20, 2009, we made a voluntary $150 million contribution to our primary U.S. retirement plan to improve the funded status of the plan.  The contribution was comprised of $92.4 million of cash and 2,260,738 newly issued shares of our common stock valued for purposes of the contribution at $25.48 per share, or $57.6 million in the aggregate.  We do not expect to make additional contributions to the primary U.S. pension plan during 2009.

Because we considered the contribution to be a significant event for the plan, we remeasured our projected benefit obligation and plan assets related to our primary U.S. pension plan as of July 1, 2009.  After the contribution and giving effect to the remeasurement, our primary U.S. pension plan’s underfunding improved from a $308 million deficit at December 31, 2008, to a $104 million deficit at September 30, 2009.

As a result of making a voluntary contribution in 2009, our total estimated contributions over the next five to six years, including the $150 million contribution, were reduced from approximately $352 million to approximately $333 million.  The primary assumptions used to estimate these amounts are as follows:
1.	a measurement date of July 1, 2009
2.	a discount rate of 6.8%
3.	a voluntary contribution of $150 million made in August 2009
4.	an expected return on assets of 8.75%, and
5.	a change in method of valuing assets for funding purposes from the fair-market-value basis to the asset-smoothing basis.

We elected the asset-smoothing basis of computing asset values for funding purposes to reduce the volatility of future required contributions to the plan.  All other assumptions remain the same as they were at December 31, 2008, which can be found in our 2008 Annual Report on Form 10-K.   The assumptions used are based on a variety of estimates, including actuarial assumptions as of July 1, 2009.  These estimated amounts will change in the future to reflect payments made, investment returns, contribution amounts, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

After the $150 million contribution, total pension credit in 2009 will be $5.7 million compared to a full-year estimate of $2.0 million that was disclosed in our 2008 Annual Report.  The $3.7 million increase in the total pension credit for 2009 is recorded ratably over the second half of the year.

We made various amendments to documents governing the plan and the trust created under the plan as well as our investment policy in order to permit the contribution of the newly issued shares of our common stock, and we engaged a third-party investment advisor to act as an independent fiduciary to the trust and make investment decisions regarding our common stock held by the plan.

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

The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

	UMWA plans		Black lung and other plans		Total
(In millions)	2009	2008	2009	2008	2009	2008

Three months ended September 30,

Interest cost on accumulated postretirement
benefit obligations	$6.2	7.8	0.7	0.8	6.9	8.6
Return on assets – expected	(5.6)	(9.7)	-	-	(5.6)	(9.7)
Amortization of losses (gains)	3.9	2.0	(0.1)	-	3.8	2.0
Net periodic postretirement cost	$4.5	0.1	0.6	0.8	5.1	0.9

Nine months ended September 30,

Service cost	$-	-	-	0.1	-	0.1
Interest cost on accumulated postretirement
benefit obligations	19.6	23.5	2.1	2.4	21.7	25.9
Return on assets – expected	(16.9)	(29.0)	-	-	(16.9)	(29.0)
Amortization of losses (gains)	12.8	6.0	(0.1)	0.1	12.7	6.1
Curtailment gain and other (a)	-	-	(1.4)	(2.0)	(1.4)	(2.0)
Net periodic postretirement cost	$15.5	0.5	0.6	0.6	16.1	1.1
(a)  In January 2008, Brink’s announced the freezing of the Canadian retirement benefit plan.

Note 5 – Income taxes

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Continuing operations
Provision for income taxes (in millions)	$20.6	14.3	37.7	36.9
Effective tax rate	34.7%	27.9%	29.4%	23.1%

Discontinued operations
Provision for (benefit from) income taxes (in millions)	$(1.6)	12.4	0.3	43.0
Effective tax rate	(200 +)%	40.1%	4.7%	44.5%

2009 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first nine months of 2009 was lower than the 35% U.S. statutory tax rate due to $5.7 million in lower tax expense primarily resulting from the net effect of permanent book-tax differences offset by increases in valuation allowances in our non-U.S. jurisdictions.  Included in the $5.7 million net benefit is an $8.9 million tax benefit from inflation adjustments in Venezuela that would not be recorded under highly inflationary accounting rules.  In addition, the rate was impacted by $3.6 million in lower taxes due to the nontaxable acquisition-related gains, and $1.5 million in higher U.S. taxes due to changes in elections for the recently filed U.S. tax returns and changes in tax laws.

2008 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first nine months of 2008 was lower than the 35% U.S. statutory tax rate largely due to an $8.8 million valuation allowance release for non-U.S. tax jurisdictions and $10.5 million in lower taxes related to lower effective tax rates in our non-U.S. jurisdictions and inflation adjustments in certain countries that are treated as permanent differences.

Note 6 – Share-based compensation plans

The fair value of options granted during the 2009 and 2008 periods was calculated using the Black Scholes option-pricing model and the following estimated weighted-average assumptions:

	Three and Nine Months
	Ended September 30,
Options Granted	2009	2008

Number of shares underlying options, in thousands	289	541
Weighted-average exercise price per share	$27.59	64.24

Assumptions used to estimate fair value:
Expected dividend yield:
Weighted-average	1.4%	0.6%
Range	1.4%	0.6%
Expected volatility:
Weighted-average	36%	26%
Range	35% - 39%	26% - 27%
Risk-free interest rate:
Weighted-average	1.8%	2.8%
Range	0.9% - 2.4%	2.0% - 3.1%
Expected term in years:
Weighted-average	3.8	3.6
Range	1.9 – 5.3	2.1 - 5.4

Weighted-average fair value estimates at grant date:
In millions	$2.1	7.8
Per share	$7.24	14.39

Upon completion of the BHS spin-off on October 31, 2008, 118,500 options that had been granted in the third quarter of 2008 to employees of BHS were canceled.

For employees remaining with Brink’s on October 31, 2008, the number of options and the exercise prices were adjusted to reflect the effect of the spin-off of BHS.  For options granted in 2008, 420,104 options were adjusted to 771,867 options.  Additionally, the exercise prices for these options were adjusted from $64.15 and $69.11 per share to $34.92 and $37.62 per share, respectively.

Nonvested Shares
	Number of	Weighted-Average Grant-Date
	Shares	Fair Value (b)

Balance as of December 31, 2008	70,865	$36.27
Granted (a)	201,077	26.90
Cancelled awards	(1,250)	26.80
Vested	(33,801)	35.71
Balance as of September 30, 2009	236,891	$28.45
(a)	Amounts granted in 2009 include 178,406 restricted stock units under the 2005 Equity Incentive Plan and 22,671 deferred stock units under the Non-Employee Directors’ Equity Plan.
(b)
Fair value is measured at the date of grant based on the average of the high and low per share quoted sales price of Brink’s common stock, adjusted for a discount on units that do not receive or accrue dividends.

Note 7 – Common stock

On August 20, 2009, we issued 2,260,738 new shares of Brink’s common stock as part of the $150 million contribution to our primary U.S. pension plan.  The fair value of the contribution to the plan was $25.48 per share, which reflected a discount to the closing share price of our common stock on August 19, 2009. The fair value was discounted from the market price due to the lack of marketability of the newly issued shares at the date of contribution.

On September 14, 2007, our board of directors authorized the purchase of up to $100 million of our outstanding common shares and at December 31, 2008, $39.8 million remained available. Under the program, we used $6.1 million to purchase 234,456 shares of common stock between January 1, 2009, and March 31, 2009, at an average price of $26.20 per share.  No shares were purchased in the second and third quarters of 2009.  As of September 30, 2009, we had $33.7 million under the program available to purchase shares.  The repurchase authorization does not have an expiration date.

Note 8 – Acquisitions

Sebival
Brazilian CIT and payment processing business

On January 8, 2009, we acquired 100% of the capital stock and voting interests in Sebival-Seguranca Bancaria Industrial e de Valores Ltda. and Setal Servicos Especializados, Tecnicos e Auxiliares Ltda. (“Sebival”) for approximately $47.6 million in cash. Both of the businesses which comprise Sebival were controlled by the same owner and the acquisition expands our operations into the midwestern region of Brazil.  Acquisition-related costs were $0.8 million and were included in selling, general and administrative expenses in our consolidated statement of income for the year ended December 31, 2008.

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

We have determined the following provisional estimated fair values for the assets purchased and liabilities assumed as of the date of the acquisition. The determination of estimated fair value required management to make significant estimates and assumptions and actual results may be materially different.

Estimated Fair
Value at
(In millions)	January 8, 2009

Accounts receivable	$6.3
Other current assets	4.6
Property and equipment, net	5.3
Identifiable intangible assets	19.2
Goodwill	30.7
Other noncurrent assets	1.1
Current liabilities	(11.1)
Noncurrent liabilities	(8.5)
Total net assets acquired	$47.6

Brink’s Arya
Indian CIT and Global Services business

On September 1, 2009, we acquired additional shares of Brink’s Arya (“Arya”) increasing our ownership in Arya from 40% to 78%. The consideration paid for the additional 38% interest was approximately $22.2 million. We recognized a gain of $13.9 million on the conversion from the equity method of accounting to consolidation. The gain represents the difference between the fair value and the book value of our previously held 40% investment as of the acquisition date and was included in other operating income of our International segment.

In connection with the acquisition of 38% of Arya’s shares, we also agreed to purchase the remaining 22% of the shares we do not currently hold for approximately $12.8 million. This purchase is subject to the satisfaction of certain conditions which are expected to be met by September 1, 2011.  We accounted for Arya as 100% owned and included the fixed purchase price in non-current liabilities.

Arya is a cash handling and secure logistics company based in Mumbai, India, and this acquisition expands our presence in one of the largest cash services markets in Asia. The acquisition has been accounted for as a business combination using the acquisition method of accounting with the assets acquired and the liabilities assumed recorded at their estimated fair values as of the acquisition date. The amounts reported are provisional as we are completing the valuation work required to accurately allocate the purchase price.  The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $29.0 million which consists of intangible assets that do not qualify for separate recognition along with expected benefits from combining Arya into Brink’s operations.  All of the goodwill has been assigned to the Asia-Pacific operating segment and is not expected to be deductible for tax purposes.  Arya’s results of operations are included in our consolidated financial statements from the date of acquisition.

We have determined the following provisional estimated fair values for the assets purchased and liabilities assumed as of the date of the acquisition. The determination of estimated fair value required management to make significant estimates and assumptions and actual results may be materially different.

Estimated Fair
Value at
(In millions)	September 1, 2009

Total purchase consideration:
Cash paid for 38% of shares	$22.2
Fair value of previously held 40% noncontrolling interest	20.0
Liability to purchase remaining 22% of shares	12.8
Fair value of purchase consideration	$55.0

Accounts receivable	$3.3
Other current assets	10.0
Property and equipment, net	2.4
Identifiable intangible assets	18.7
Goodwill	29.0
Current liabilities	(2.0)
Noncurrent liabilities	(6.4)
Total net assets acquired	$55.0

Actual results of Sebival and Arya included in our consolidated financial statements from the dates of acquisition as well as pro forma revenue and earnings are as follows:

(In millions)	Revenue	Net income attributable to Brink’s

Actual results for the nine months ended September 30, 2009 (a)
Sebival	$51.8	5.2
Arya	1.7	-
Pro forma results of The Brink’s Company (b)
Nine months ended September 30, 2009	$2,298.5	63.8
Nine months ended September 30, 2008	2,477.7	149.8
(a)	Actual results of Sebival and Arya included in our consolidated results of operations from the dates of acquisition.
(b)	Pro forma results of The Brink’s Company, assuming the Sebival and Arya acquisitions occurred on January 1, 2008. Amounts do not include a gain on acquiring a controlling interest in Arya.

Other

In the first quarter of 2009, we acquired a controlling interest in a Panama armored transportation operation, which was previously 49% owned.  We recognized a gain of $0.5 million related to the step-up in basis of our previous ownership in this company and a gain of $0.5 million related to the bargain purchase of the remaining 51% interest.   The total pretax gain resulting from this transaction of $1.0 million was recognized in our consolidated statements of income in other operating income (expense) of our International segment.

On September 4, 2009, we acquired a majority stake in ICD Limited (“ICD”), a premium provider of commercial security services in the Asia-Pacific region.  ICD designs, installs, maintains and manages high-quality commercial security systems.  With principal operations in China, ICD also has offices in Hong Kong, India, Singapore and Australia.  ICD employs approximately 200 people and had 2008 revenue of $12 million.

Note 9 – Income from discontinued operations

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2009	2008	2009	2008

BHS:
Income from operations before tax (a)	$-	31.1	-	98.0
Expense associated with the spin-off	-	(2.2)	-	(6.5)
Adjustments to contingencies of former operations:
Gain from FBLET refunds (see note 13)	-	-	19.7	-
BAX Global indemnification (see note 13)	(0.7)	-	(13.2)	-
Other	0.1	2.0	(0.1)	5.2
Income from discontinued operations before income taxes	(0.6)	30.9	6.4	96.7
Provision for (benefit from) income taxes	(1.6)	12.4	0.3	43.0
Income from discontinued operations	$1.0	18.5	6.1	53.7
(a)	BHS operations were spun off on October 31, 2008. Revenues of the operations were $135.4 million for the third quarter of 2008 and $397.1 million for the first nine months of 2008.

Note 10 – Supplemental cash flow information

	Nine Months
	Ended September 30,
(In millions)	2009		2008

Cash paid for:
Interest	$6.9		7.7
Income taxes	15.7	(a)	56.4
(a) Payments are net of $43 million of U.S. federal income tax refunds.

Note 11 – Comprehensive income

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2009	2008	2009	2008

Net income	$39.7	55.5	96.6	176.7
Other comprehensive income (loss), net of reclasses and taxes:
Benefit plan experience gain	54.4	1.9	63.2	5.8
Benefit plan prior service cost	0.3	0.4	2.2	1.1
Foreign currency translation adjustments	30.0	(50.1)	50.4	(21.8)
Marketable securities	0.2	(1.6)	1.1	(2.5)
Other comprehensive income (loss)	84.9	(49.4)	116.9	(17.4)
Comprehensive income	$124.6	6.1	213.5	159.3

Comprehensive income	$124.6	6.1	213.5	159.3
Less amounts attributable to noncontrolling interests:
Net income	(5.3)	(7.5)	(18.9)	(29.9)
Foreign currency translation adjustments	(1.4)	2.8	(1.9)	1.3
Marketable securities	0.2	-	0.2	-
Comprehensive income attributable to noncontrolling interests	(6.5)	(4.7)	(20.6)	(28.6)

Comprehensive income attributable to Brink’s	$118.1	1.4	192.9	130.7

Note 12 – Fair Value

Financial assets carried at fair value at September 30, 2009, and December 31, 2008, are classified in one of three categories as noted below.

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

	Fair Value of Available-for-Sale Securities
(In millions)	Level 1	Level 2	Level 3	Total

September 30, 2009

Available-for-sale:
Mutual funds	$17.2	-	-	17.2
Non-U.S. debt securities	9.8	-	-	9.8
Equity securities	1.9	-	-	1.9
Total available-for-sale securities at fair value	$28.9	-	-	28.9

December 31, 2008

Available-for-sale:
Mutual funds	$19.2	-	-	19.2
Equity securities	0.9	-	-	0.9
Total available-for-sale securities at fair value	$20.1	-	-	20.1

Other financial assets and liabilities not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, floating rate debt, accounts payable and accrued liabilities.  The financial statement carrying amounts of these items approximate the fair value due to their short-term nature.  Fair value of our fixed-rate Dominion Terminal Associates (“DTA”) bonds at September 30, 2009, is based on quoted prices.  At December 31, 2008 the fair value of these bonds was estimated by discounting the future cash flows using rates for similar debt at the valuation date.

The fair value and carrying value of our DTA bonds are as follows:

	September 30,		December 31,
	2009		2008
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value

DTA bonds	$41.8	43.2	44.5	43.2

Note 13 – Commitments and contingent matters

Operating leases
We have made residual value guarantees of approximately $58.0 million at September 30, 2009, related to operating leases, principally for trucks and other vehicles.

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

Former operations
As previously disclosed, BAX Global, a former business unit of ours, is defending a claim related to the apparent diversion by a third party of goods being transported for a customer.  During the second quarter of 2009, BAX Global advised us that it is probable that it will be deemed liable for this claim.   We have contractually indemnified the purchaser of BAX Global for this contingency.  Although it is possible that this claim ultimately may be decided in favor of BAX Global, we have accrued a loss reserve of $13.2 million related to this matter.  We recognized the loss in discontinued operations.  We believe we have insurance coverage applicable to this matter and that it will be resolved without a material adverse effect on our liquidity, financial position or results of operations.

Value-added taxes (“VAT”) and customs duties
During 2004, we determined that one of our non-U.S. Brink’s business units had not paid customs duties and VAT with respect to the importation of certain goods and services.  We were advised that civil and criminal penalties could be asserted for the non-payment of these customs duties and VAT.  The business unit provided the appropriate government authorities with an accounting of unpaid customs duties and VAT, made payments covering its calculated unpaid VAT and accrued the calculated unpaid custom duties and interest on the unpaid custom duties and VAT.  We believe that the range of reasonably possible losses is between $0.4 million and $3 million for potential penalties on unpaid VAT and have accrued $0.4 million.  Although no penalties on unpaid VAT have been asserted to date, they could be asserted at any time.  We do not expect to be assessed interest charges in connection with any penalties on unpaid VAT that may be asserted.  We have been advised that due to the expiration of the applicable statute of limitations, we are no longer subject to penalties for unpaid customs duties.  We continue to diligently pursue the timely resolution of this matter and, accordingly, our estimate of the potential losses could change materially in future periods.  We do not believe that the assertion of potential penalties on unpaid VAT will have a material adverse effect on our liquidity, financial position or results of operations.

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

Management allocates resources to and makes operating decisions for our operations on a geographic basis. As a result, our reportable segments are International and North America.  Prior to the spin-off of Brink’s Home Security Holdings, Inc. (“BHS”) in October 2008, our reportable segments were Brink’s, Incorporated and BHS.  Our International segment includes three distinct regions: Europe, Middle East, and Africa (“EMEA”), Latin America and Asia Pacific. Our North America segment includes operations in the U.S. and Canada.

RESULTS OF OPERATIONS

Overview

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2009	2008	2009	2008

Income attributable to Brink’s:
Continuing operations	$33.4	29.5	71.6	93.1
Discontinued operations	1.0	18.5	6.1	53.7
Net income attributable to Brink’s	$34.4	48.0	77.7	146.8

The income items in the table above are reported after taxes and income attributable to noncontrolling interests.

Income from continuing operations attributable to Brink’s increased 13% in the third quarter of 2009 versus the year-ago quarter due primarily to a gain related to our recent acquisition in India (see note 8 to the consolidated financial statements) and lower corporate expenses.  The increase was partially offset by lower International operating profit, excluding the India-acquisition gain, a profit decline in North America and a higher effective income tax rate. Lower profits in cash-in-transit (“CIT”) operations and lower contribution margin from Global Services operations affected results in both our segments.  Former operations expense increased due primarily to higher retirement plan expenses.

Income from continuing operations attributable to Brink’s declined 23% in the first nine months of 2009 versus the year-ago period due primarily to lower results from International operations, higher retirement plan expenses related to former operations and a higher effective income tax rate, partially offset by lower corporate expenses, the India-acquisition gain and higher operating profit in North America.

Income from discontinued operations in the first nine months of 2009 consisted primarily of gains related to Federal Black Lung Excise Tax (“FBLET”) refunds, partially offset by a charge related to a litigation matter at a former subsidiary.  Income from discontinued operations in 2008 primarily included the results of BHS.

Our full-year 2009 organic revenue growth rate is expected to remain in the low single-digit percentage range with a segment operating margin, excluding the acquisition gain, to be at the low end of the range between 7.0% and 7.5%.  See Reconciliation of Results Excluding Acquisition-related Gain to GAAP Measures on page 29.

Given the uncertain economic climate, our initial target for 2010 is to grow organic revenue in the low-to-mid single-digit percentage range and improve the segment operating margin by 50 basis points.

Consolidated Review

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2009	2008	change	2009	2008	change

Revenues:
International	$579.2	575.8	1	1,620.8	1,701.4	(5)
North America	222.6	237.6	(6)	665.4	702.6	(5)
Revenues	$801.8	813.4	(1)	2,286.2	2,404.0	(5)

Operating profit:
International	$65.2	56.3	16	120.0	166.6	(28)
North America	10.4	11.8	(12)	37.9	36.1	5
Segment operating profit	75.6	68.1	11	157.9	202.7	(22)
Corporate expense	(10.1)	(18.8)	(46)	(16.9)	(43.3)	(61)
Former operations income (expense)	(4.6)	0.5	NM	(11.7)	(0.3)	200 +

Operating profit	60.9	49.8	22	129.3	159.1	(19)

Interest expense	(2.8)	(3.0)	(7)	(8.3)	(8.8)	(6)
Interest and other income	1.2	4.5	(73)	7.2	9.6	(25)
Income from continuing operations before tax	59.3	51.3	16	128.2	159.9	(20)
Provision for income taxes	20.6	14.3	44	37.7	36.9	2

Income from continuing operations	38.7	37.0	5	90.5	123.0	(26)

Income from discontinued operations	1.0	18.5	(95)	6.1	53.7	(89)

Net income	39.7	55.5	(28)	96.6	176.7	(45)
Less net income attributable to noncontrolling interests	(5.3)	(7.5)	(29)	(18.9)	(29.9)	(37)

Net income attributable to Brink’s	34.4	48.0	(28)	77.7	146.8	(47)

Amounts attributable to Brink’s:
Income from continuing operations	33.4	29.5	13	71.6	93.1	(23)
Income from discontinued operations	1.0	18.5	(95)	6.1	53.7	(89)

Net income attributable to Brink’s	$34.4	48.0	(28)	77.7	146.8	(47)

Revenues - 2009 Versus 2008
Third Quarter.  Revenues declined 1%, reflecting a decrease in North American revenues that was partially offset by higher revenues from International operations. Revenues grew 2% on a constant-currency basis due primarily to the inclusion of incremental revenues from Latin American operations acquired in January 2009, and an increase of average selling prices in most regions (including the effects of inflation in several Latin American countries), partially offset by lower volumes due to the continuing global recession.  Third-quarter 2008 revenues included $4 million related to the currency conversion project in Venezuela, which was completed in the fourth quarter of 2008.

Nine-Month Period.  Revenues decreased 5% due primarily to unfavorable changes in foreign currency exchange rates caused by the stronger U.S. dollar.  Revenues grew 3% on a constant-currency basis due to the inclusion of incremental revenues from Latin American operations acquired in January 2009 and increased selling prices (including the effects of inflation in several Latin American countries), partially offset by lower volumes in CIT and Global Services operations.   Revenues for the first nine months of 2008 included $50 million related to the currency conversion project.

Operating Profit – 2009 Versus 2008
Third Quarter.  Segment operating profit increased 11% due primarily to a $13.9 million gain related to the acquisition of a controlling interest of a CIT and Global Services operation in India (see note 8 to the consolidated financial statements) and cost reductions throughout the company, partially offset by continued weakness in CIT operations and lower contribution margin from Global Services operations.  Excluding the impact of the acquisition-related gain, profits declined.  The decline reflects continued pressure on CIT service frequency as customers respond to the effects of ongoing economic weakness and lower volume of Cash Logistics operations.  The decline in contribution margin from Global Services operations is due mainly to a severe contraction in the volume of high-margin diamond and jewelry shipments.

Corporate expense declined due primarily to lower foreign currency transaction losses, a reduction in general and administrative expense and a $1.7 million increase in royalty income from the licensing agreement with BHS.

Expenses from former operations increased due to higher costs related to our primary U.S. retirement plans.

Nine-Month Period.  Segment operating profit declined 22% due primarily to lower margins in International operations.  The decline was partially offset by the gain related to the acquisition in India, improved results in North America and company-wide cost reductions.  The negative margin comparison in International operations reflects the inclusion in 2008 results of profits from the monetary conversion project that was completed in 2008, continued pressure on service frequency and higher foreign currency transaction losses.

Corporate expense declined due primarily to lower foreign currency transaction losses, an increase of $5.0 million in royalty income from the licensing agreement with BHS, the inclusion in last year’s results of $4.8 million of costs related to strategic reviews and proxy matters, a $2.7 million gain on the sale of real estate, reversals of long-term incentive accruals and a reduction in general and administrative expense.

Higher expenses related to former operations were driven by increased retirement expenses, partially offset by a $4.2 million gain related to the sale of coal assets.

Segment Operating Results

COMPARISON OF RESULTS FOR THE THIRD QUARTER

	Three Months Ended				Percentage
	September 30,				Change
(In millions)	2008	Constant-Currency Change	Currency Change	2009	As Reported	Constant-Currency

Revenues:
EMEA	$356.9	(20.3)	(12.2)	324.4	(9)	(6)
Latin America	200.8	45.4	(11.3)	234.9	17	23
Asia Pacific	18.1	1.9	(0.1)	19.9	10	10
International	575.8	27.0	(23.6)	579.2	1	5
North America	237.6	(12.8)	(2.2)	222.6	(6)	(5)
Revenues	$813.4	14.2	(25.8)	801.8	(1)	2

Operating profit:
International	$56.3	11.0	(2.1)	65.2	16	20
North America	11.8	(1.3)	(0.1)	10.4	(12)	(11)
Segment operating profit	$68.1	9.7	(2.2)	75.6	11	14

International
Revenues increased 1% (5% on a constant-currency basis) from the prior-year period.  The 5% constant-currency increase reflected higher revenues in Latin America and Asia-Pacific primarily due to incremental revenues from recently acquired operations in both regions as well as price increases in Latin America, including the effects of inflation. These increases were partially offset by lower volumes in CIT and Global Services operations in EMEA.

Operating profit increased 16% due primarily to a gain related to the acquisition of a controlling interest in a CIT and Global Services operation in India. The profit increase was partially offset by lower service frequency in CIT operations and reduced contribution margin from Global Services operations resulting from weak diamond and jewelry markets.

EMEA.  Revenues decreased 9% (6% on a constant-currency basis) to $324.4 million.  The 6% constant-currency decline was due primarily to the loss of certain guarding contracts and lower diamond and jewelry volumes.  The reduction in revenues was also attributable to generally lower economic activity and price declines.  The continued weakness in the high-margin diamond and jewelry markets, and the decrease in service frequency, along with the continued pressure on pricing, led to the decline in operating profit.

Latin America.  Revenues increased 17% (23% on a constant-currency basis) to $234.9 million.  The 23% constant-currency increase was due primarily to incremental revenues from Brazilian operations acquired in January 2009 (“Sebival”), higher volumes across the region and normal inflationary price increases.  The recently acquired operations of Sebival generated revenues of $20 million.  Operating profit declined due to the inflationary price increases not fully recovering cost increases, the inclusion in last year’s results of income from the currency conversion project in Venezuela and unfavorable changes in foreign currency exchange rates, partially offset by incremental profits from Sebival’s operations.

Asia-Pacific.  Revenues increased 10% (10% on a constant-currency basis) to $19.9 million.  The 10% increase was due mainly to incremental revenues from third-quarter acquisitions in India and China. Operating profit increased substantially due to the gain related to the acquisition in India.  The acquisition gain was partially offset by lower diamond and jewelry volume and pricing pressures.

North America
Revenues decreased 6% (5% on a constant-currency basis) to $222.6 million.  Revenues decreased 5% on a constant-currency basis as higher average selling prices were offset by lower CIT and Global Services volumes in the U.S.  There is a growing use of check-imaging equipment in ATMs, which has resulted in fewer service stops for these ATMs.  Operating profit decreased 12% or $1.4 million due primarily to lower volumes in the U.S., reflecting lower service frequency, and continued weakness in the high-margin diamond and jewelry markets, partially offset by higher average selling prices.

During the quarter, we installed approximately 300 units for our CompuSafe® high-margin service, bringing 2009 installs up to approximately 2,300 units. This is a 30% increase in the installed base since the end of 2008.  Our installed base now stands at approximately 9,800 units.  The slowdown in third-quarter installs was expected, as certain customers accelerated third quarter orders into the second quarter.  We expect the pace of installations to increase in the fourth quarter and believe we are on track to meet our goal of 3,200 installs for the year.  In 2008, revenues from our CompuSafe® service represented approximately 5% of North America’s revenues.

COMPARISON OF RESULTS FOR THE NINE-MONTH PERIOD

	Nine Months Ended				Percentage
	September 30,				Change
(In millions)	2008	Constant-Currency Change	Currency Change	2009	As Reported	Constant-Currency

Revenues:
EMEA	$1,040.8	(1.0)	(116.4)	923.4	(11)	-
Latin America	605.9	99.0	(60.9)	644.0	6	16
Asia Pacific	54.7	1.5	(2.8)	53.4	(2)	3
International	1,701.4	99.5	(180.1)	1,620.8	(5)	6
North America	702.6	(20.2)	(17.0)	665.4	(5)	(3)
Revenues	$2,404.0	79.3	(197.1)	2,286.2	(5)	3

Operating profit:
International	$166.6	(39.5)	(7.1)	120.0	(28)	(24)
North America	36.1	2.7	(0.9)	37.9	5	8
Segment operating profit	$202.7	(36.8)	(8.0)	157.9	(22)	(18)

International
Revenues declined 5% (increased 6% on a constant-currency basis).   The 6% constant-currency increase was due primarily to incremental revenues from operations acquired in January 2009 and price increases (driven by inflation) in Latin America.  Revenues improved in Latin America despite the inclusion in 2008 results of $50 million of revenues related to the currency conversion project.

Operating profit declined 28% due primarily to the absence of last year’s profitable currency conversion project, the negative impact of the continuing global economic slowdown on pricing and service frequency, and higher foreign currency transaction losses.  The decline was partially offset by the gain related to the acquisition in India.

EMEA.  Revenues decreased 11% (remained flat on a constant-currency basis) to $923.4 million.  Revenues remained flat on a constant-currency basis as growth from Global Services’ commodities business was offset by the loss of certain guarding contracts and lower diamond and jewelry volumes.  Operating profit declined significantly versus the year-ago period due to the continued weakness in the high-margin diamond and jewelry markets, $4 million of accounting corrections recorded in Belgium in the second quarter, and the continued pressure on pricing and volume declines.  The declines reflect lower economic activity and pricing pressure in most European countries.  Management changes and restructuring activities resulted in $9.1 million of severance and other costs in 2009.

Latin America.  Revenues increased 6% (16% on a constant-currency basis) to $644.0 million.  Revenues increased 16% on a constant-currency basis due mainly to incremental revenues from a Brazilian operation acquired in January 2009 and normal inflationary price increases in several countries.  The recently acquired operations of Sebival provided revenues of approximately $52 million.  Operating profit declined due primarily to the absence of profits from the currency conversion project, the inflationary price increases not fully recovering cost increases and an increase in foreign currency transaction losses, partially offset by incremental profits from Sebival’s operations.

Asia-Pacific.  Revenues decreased 2% (increased 3% on a constant-currency basis) to $53.4 million.  The 3% constant-currency increase was due mainly to incremental revenues from third-quarter acquisitions in India and China. Operating profit increased due to the gain related to the recent acquisition in India and higher volumes in lower margin commodity shipments. The profit increases were partially offset by lower diamond and jewelry volume, pricing pressures and unfavorable foreign exchange rates.

North America
Revenues decreased 5% (3% on a constant-currency basis) to $665.4 million.  Revenues decreased 3% on a constant-currency basis as higher average selling prices were offset by lower volumes.  Operating profit increased 5% or $2 million due primarily to higher average selling prices, lower net fuel expenses, and lower legal settlement expenses.  The profit increase was partially offset by lower service frequency and higher pension and other employee benefit expenses.  In addition, there was a $2.0 million curtailment gain in the first quarter of 2008 related to the freezing of the Canadian postretirement benefit plan.

Supplemental Revenue Analysis – Revenues by Service Line

	Three Months Ended						Percentage
	September 30,						Change
(In millions)	2008 without Currency Conversion	Revenues from Currency Conversion (a)	2008 as Reported	Constant- Currency Change	Currency Change	2009	As Reported	Constant- Currency	Constant- Currency without Currency Conversion

Revenues from:
Core services	$426.9	1.2	428.1	3.9	(17.4)	414.6	(3)	1	1
Value-added services	272.6	2.8	275.4	26.6	(3.6)	298.4	8	10	11
Other security services	109.9	-	109.9	(16.3)	(4.8)	88.8	(19)	(15)	(15)
Total revenues	$809.4	4.0	813.4	14.2	(25.8)	801.8	(1)	2	2

	Nine Months Ended						Percentage
	September 30,						Change
(In millions)	2008 without Currency Conversion	Revenues from Currency Conversion (a)	2008 as Reported	Constant- Currency Change	Currency Change	2009	As Reported	Constant- Currency	Constant- Currency without Currency Conversion

Revenues from:
Core services	$1,249.8	15.2	1,265.0	62.5	(94.7)	1,232.8	(3)	5	6
Value-added services	787.9	35.1	823.0	34.5	(70.7)	786.8	(4)	4	9
Other security services	316.0	-	316.0	(17.7)	(31.7)	266.6	(16)	(6)	(6)
Total revenues	$2,353.7	50.3	2,404.0	79.3	(197.1)	2,286.2	(5)	3	6
(a)      Venezuela changed its national currency from the bolivar to the bolivar fuerte on January 1, 2008, and Brink’s performed additional cash handlingservices to assist in the conversion.  The project was completed in 2008.

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

Supplemental Revenue Analysis – Organic Revenue Growth

	Three Months	% change	Nine Months	% change
(In millions)	Ended September 30,	from prior period	Ended September 30,	from prior period

2007 Revenues	$692.7		1,977.8
Effects on revenue of:
Organic Revenue Growth (a)	80.3	12	242.6	12
Acquisitions and dispositions	1.7	-	15.8	1
Changes in currency exchange rates	38.7	5	167.8	9

2008 Revenues	813.4	17	2,404.0	22
Effects on revenue of:
Organic Revenue Growth (a)	(13.0)	(2)	13.3	1
Acquisitions and dispositions	27.2	3	66.0	3
Changes in currency exchange rates	(25.8)	(3)	(197.1)	(8)

2009 Revenues	$801.8	(1)	2,286.2	(5)
(a)
Organic revenue growth excluding the currency conversion project was 11% for the three months and 10% for the nine months of 2008. Organic revenue growth excluding the currency conversion project was down 1% for the three months and up 3% for the nine months of 2009.

Reconciliation of Results Excluding Acquisition-related Gain to GAAP Measures

	Three Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2009
(In millions, except per share amounts)	As reported GAAP	India Acquisition-Related Gain(a)	As Adjusted	As reported GAAP	India Acquisition-Related Gain(a)	As Adjusted

International Segment
Revenues	$579.2	-	579.2	1,620.8	-	1,620.8
Operating profit	65.2	(13.9)	51.3	120.0	(13.9)	106.1
Operating margin	11.3%		8.9%	7.4%		6.5%

All Segments
Revenues	801.8	-	801.8	2,286.2	-	2,286.2
Segment operating profit	75.6	(13.9)	61.7	157.9	(13.9)	144.0
Segment operating margin	9.4%		7.7%	6.9%		6.3%

Operating profit	60.9	(13.9)	47.0	129.3	(13.9)	115.4
Operating margin	7.6%		5.9%	5.7%		5.0%

Income from continuing operations before tax	59.3	(13.9)	45.4	128.2	(13.9)	114.3

Attributable to Brink’s
Income from continuing operations	33.4	(13.9)	19.5	71.6	(13.9)	57.7
Diluted EPS	$0.70	(0.29)	0.41	1.52	(0.29)	1.23
(a)
During the third quarter of 2009, Brink’s purchased a controlling interest in a company where it previously held a 40% interest.  As a result, a gain was recognized on the previously held interest in accordance with business combination accounting rules.

Income and earnings per share amounts excluding an acquisition-related gain are financial measures that are not required by, or presented in accordance with U.S. generally accepted accounting principles (“GAAP”).  They are presented here to exclude the effect of an Indian acquisition-related gain from our results.  We believe these measures are more reflective of our operations, provide transparency to investors and enable period-to-period comparability of financial performance.  Income or earnings per share amounts excluding the Indian acquisition-related gain should not be considered as an alternative to income or earnings per share amounts determined in accordance with GAAP.  We have included in this reconciliation information for income or earnings per share amounts excluding the Indian acquisition-related gain, the non-GAAP financial measures, to income or earnings per share amounts, as applicable, which are the most directly comparable financial measures calculated and reported in accordance with GAAP.

U.S. Retirement Plans

Our most significant retirement plans include our primary U.S. pension plan and the retiree medical plans of our former coal business that were collectively bargained with the United Mine Workers of America (the “UMWA”).  The market value of the investments used to pay benefits for these retirement plans significantly declined in 2008.

Voluntary contribution made in third quarter
On August 20, 2009, we made a voluntary $150 million contribution to our primary U.S. retirement plan to improve the funded status of the plan.  The contribution was comprised of $92.4 million of cash and 2,260,738 newly issued shares of our common stock valued for purposes of the contribution at $25.48 per share, or $57.6 million in the aggregate.  The contribution addresses our primary U.S. retirement plan funding obligation in a proactive and tax-efficient manner while enhancing our financial flexibility.

Change in funded status, future contributions and pension cost (credit)
Because we considered the contribution to be a significant event for the plan, we remeasured our projected benefit obligation and plan assets related to our primary U.S. pension plan as of July 1, 2009.  After the contribution and giving effect to the remeasurement, our primary U.S. pension plan’s underfunding improved from a $308 million deficit at December 31, 2008, to a $104 million deficit at September 30, 2009.

As a result of making a voluntary contribution in 2009, our total estimated contributions over the next five to six years, including the $150 million contribution, were reduced from approximately $352 million to approximately $333 million.  The primary assumptions used to estimate these amounts are as follows:
1.	a measurement date of July 1, 2009
2.	a discount rate of 6.8%
3.	a voluntary contribution of $150 million made in August 2009
4.	an expected return on assets of 8.75%, and
5.	a change in method of valuing assets for funding purposes from the fair-market-value basis to the asset-smoothing basis.

We elected the asset-smoothing basis of computing asset values for funding purposes to reduce the volatility of future required contributions to the plan.  All other assumptions remain the same as they were at December 31, 2008, which can be found in our 2008 Annual Report on Form 10-K.   The assumptions used are based on a variety of estimates, including actuarial assumptions as of July 1, 2009.  These estimated amounts will change in the future to reflect payments made, investment returns, contribution amounts, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

After the $150 million contribution, total pension credit in 2009 will be $5.7 million compared to a full-year estimate of $2.0 million that was disclosed in our 2008 Annual Report.  The $3.7 million increase in the total pension credit for 2009 is recorded ratably over the second half of the year.

Pension cost (credit) related to Primary U.S. Retirement Plans

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2009	2008	change	2009	2008	change

Primary U.S. pension plan	$(2.5)	(3.2)	(22)	(3.3)	(9.8)	(66)
UMWA plans	4.5	0.1	200 +	15.5	0.5	200 +
Total	$2.0	(3.1)	NM	12.2	(9.3)	NM

Included in:
Segment operating profit -
North America	$(0.9)	(1.2)	(25)	(1.2)	(3.7)	(68)
Corporate expense	(0.1)	(0.1)	-	(0.1)	(0.3)	(67)
Former operations (income)
expense	3.0	(1.6)	NM	13.5	(4.8)	NM
Discontinued operations	-	(0.2)	(100)	-	(0.5)	(100)
Total	$2.0	(3.1)	NM	12.2	(9.3)	NM

Corporate Expense

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2009	2008	change	2009	2008	change

General and administrative	$11.6	14.4	(19)	26.2	34.3	(24)
Royalty income:
Brand licensing fees from BHS	(1.7)	-	NM	(5.0)	-	NM
Other	(0.4)	(0.8)	(50)	(1.4)	(1.4)	-
Gain on sale of real estate	-	-	-	(2.7)	-	NM
Currency exchange transaction (gains) losses	0.6	5.2	(88)	(0.2)	5.6	NM
Strategic reviews and proxy matters	-	-	-	-	4.8	(100)
Corporate expense	$10.1	18.8	(46)	16.9	43.3	(61)

Corporate expense decreased $8.7 million in the third quarter due primarily to $4.6 million in lower foreign currency transaction losses, lower general and administrative expense and a $1.7 million increase in royalty income from the licensing agreement with BHS.

Corporate expense in the first nine months of 2009 decreased $26.4 million.  The decline is primarily due to $5.8 million in lower foreign currency transaction losses, $5.0 million in royalty income from the licensing agreement with BHS, $4.8 million of costs incurred in the 2008 period related to strategic reviews and proxy matters, a $2.7 million gain on the first-quarter 2009 sale of real estate, cost reduction actions and the reduction of accruals for long-term incentive compensation.

Full-year corporate expense is expected to be approximately $27 million, down from $55 million in 2008.

Former Operations (Income) Expense

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2009	2008	change	2009	2008	change

Retirement plans:
Primary U.S. retirement plans	$3.0	(1.6)	NM	13.5	(4.8)	NM
Black lung and other plans	0.9	0.7	29	1.1	2.6	(58)
Administrative, legal and other	0.8	1.2	(33)	2.8	3.4	(18)
Gain on sale of coal assets	(0.1)	(0.8)	(88)	(5.7)	(0.9)	200	+
Former operations (income) expense (a)	$4.6	(0.5)	NM	11.7	0.3	200	+
(a) Included in continuing operations.

Former operations expense increased in the quarter and year-to-date periods due primarily to higher costs related to retirement plans as a result of the decline in the market value of plan assets in 2008.  The higher expenses in the year-to-date period were partially offset by a $4.2 million gain on the sale of coal assets.

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

Our international operations conduct a majority of their business in local currencies. Because our financial results are reported in U.S. dollars, they are affected by changes in the value of various local currencies in relation to the U.S. dollar.  Currency-related risks of our Venezuelan operations are particularly acute because the exchange rate for the local currency is fixed to the U.S. dollar, despite years of high inflation.  As a result, there is a risk that we may have to begin accounting for our subsidiary as operating in a highly inflationary environment.  In addition, the government may devalue the exchange rate.  If either or both occur, our results would be negatively affected.  We have described these risks and their potential to affect our financial results and financial position in more detail at Part II – Other Information, Item 1A. Risk Factors.  Changes in exchange rates may also affect transactions which are denominated in currencies other than the local currency.  From time to time, we use foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At September 30, 2009, no material foreign currency contracts were outstanding.

Other Operating Income (Expense)

Other operating income (expense) is a component of segment operating profit, corporate expense and former operations.

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2009	2008	change	2009	2008	change

Gain on acquiring control of an equity method affiliate	$13.9	-	NM	14.9	-	NM
Foreign currency transaction losses	(3.6)	(8.3)	(57)	(15.9)	(13.8)	15
Gains on sales of property and other assets	0.1	0.4	(75)	8.3	0.4	200	+
Royalty income	2.1	0.8	163	6.4	1.4	200	+
Share in earnings of equity affiliates	1.1	1.3	(15)	3.3	3.6	(8)
Impairment losses	(0.2)	(0.2)	-	(2.3)	(0.5)	200	+
Other	0.8	1.6	(50)	2.0	4.2	(52)
Other operating income (expense)	$14.2	(4.4)	NM	16.7	(4.7)	NM

In the third quarter of 2009, we recognized a $13.9 million gain related to the acquisition of a controlling interest in Arya.  Other operating income also increased in the third quarter of 2009 as a result of $1.7 million of royalty income from the licensing agreement with BHS and a reduction in foreign currency transaction losses.

We also recognized a $2.7 million gain on the sale of certain real estate in the first quarter of 2009.  We recognized a $1.7 million impairment loss in the second quarter of 2009 related to an EMEA software project which was terminated prior to completion as part of restructuring actions in that region, as well as a $4.2 million gain related to the 2008 sale of coal assets, which we recognized upon formal transfer of liabilities to buyer.  Royalty income from the licensing agreement with BHS was $5.0 million in the first nine months of 2009.

Nonoperating Income and Expense

Interest expense

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2009	2008	change	2009	2008	change

Interest expense	$2.8	3.0	(7)	8.3	8.8	(6)

Interest and other income

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2009	2008	change	2009	2008	change

Interest and other income	$1.2	4.5	(73)	7.2	9.6	(25)

Interest and other income declined in the quarter and year-to-date periods of 2009 due to lower interest rates and lower average levels of cash and cash equivalents in certain countries.

Income Taxes

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Continuing operations
Provision for income taxes (in millions)	$20.6	14.3	37.7	36.9
Effective tax rate	34.7%	27.9%	29.4%	23.1%

Discontinued operations
Provision for (benefit from) income taxes (in millions)	$(1.6)	12.4	0.3	43.0
Effective tax rate	(200 +)%	40.1%	4.7%	44.5%

2009 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first nine months of 2009 was lower than the 35% U.S. statutory tax rate due to $5.7 million in lower tax expense primarily resulting from the net effect of permanent book-tax differences offset by increases in valuation allowances in our non-U.S. jurisdictions.  Included in the $5.7 million net benefit is an $8.9 million tax benefit from inflation adjustments in Venezuela that would not be recorded under highly inflationary accounting rules.  In addition, the rate was impacted by $3.6 million in lower taxes due to the nontaxable acquisition-related gains, and $1.5 million in higher U.S. taxes due to changes in elections for the recently filed U.S. tax returns and changes in tax laws.

2008 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first nine months of 2008 was lower than the 35% U.S. statutory tax rate largely due to an $8.8 million valuation allowance release for non-U.S. tax jurisdictions and $10.5 million in lower taxes related to lower effective tax rates in our non-U.S. jurisdictions and inflation adjustments in certain countries that are treated as permanent differences.

Expected Rate for Full-Year 2009 and 2010
Our effective tax rate for the full-year 2009 is expected to be in the range of 26% to 29%. Our effective tax rate for the full-year 2010 is projected to be approximately 36%, assuming we account for earnings in Venezuela under highly inflationary accounting rules.  If Venezuela is not accounted for as highly inflationary, we are projecting the rate in 2010 to be approximately 29%.  Our effective tax rate may fluctuate materially from these estimates due to changes in forecasted permanent book-tax differences in Venezuela, the expected geographical mix of earnings, changes in valuation allowances or accruals for contingencies and other factors.

Noncontrolling Interests

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2009	2008	change	2009	2008	change

Net income attributable to noncontrolling interests	$5.3	7.5	(29)	18.9	29.9	(37)

The decrease in net income attributable to noncontrolling interests in 2009 was primarily due to a decrease in the earnings of our Venezuelan operations driven mainly by the absence of the 2008 profitable currency conversion project.

Income from Discontinued Operations

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2009	2008	2009	2008

BHS:
Income from operations before tax (a)	$-	31.1	-	98.0
Expense associated with the spin-off	-	(2.2)	-	(6.5)
Adjustments to contingencies of former operations:
Gain from FBLET refunds (see note 13)	-	-	19.7	-
BAX Global indemnification (see note 13)	(0.7)	-	(13.2)	-
Other	0.1	2.0	(0.1)	5.2
Income from discontinued operations before income taxes	(0.6)	30.9	6.4	96.7
Provision for (benefit from) income taxes	(1.6)	12.4	0.3	43.0
Income from discontinued operations	$1.0	18.5	6.1	53.7
(a)	BHS operations were spun off on October 31, 2008. Revenues of the operations were $135.4 million for the third quarter of 2008 and $397.1 million for the first nine months of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows before financing activities decreased by $142.0 million in the first nine months of 2009 as compared to the first nine months of 2008.  The decrease was primarily due to lower cash flows from our continuing operations, including $92.4 million of pension contributions, along with $74.6 million in cash used for business acquisitions.  Cash flows from discontinued operations in 2008 were primarily related to BHS whereas cash flows from discontinued operations in 2009 were comprised mainly of FBLET refunds (described on page 41).

Summary of Cash Flow Information

	Nine Months
	Ended September 30,		$
(In millions)	2009	2008	change

Cash flows from operating activities:
Continuing operations	$106.8	183.4	(76.6)
Discontinued operations	23.5	160.9	(137.4)
Operating activities	130.3	344.3	(214.0)

Cash flows from investing activities:
Capital expenditures	(112.5)	(119.4)	6.9
Acquisitions	(74.6)	(6.1)	(68.5)
Other	1.6	3.3	(1.7)
Discontinued operations	-	(135.3)	135.3
Investing activities	(185.5)	(257.5)	72.0

Cash flows before financing activities	$(55.2)	86.8	(142.0)

Operating Activities

Operating cash flows decreased by $214.0 million in the first nine months of 2009 as cash flows from both our continuing and discontinued operations were lower compared to the same period in 2008.  The decrease in operating cash flows from continuing operations was mainly due to the third-quarter contribution to our primary U.S. pension plan, of which $92.4 million was made in cash. The pension contribution was partially offset by $43 million in income tax refunds, which were primarily the result of tax deductions associated with the cash and stock contribution to the pension plan.

To a lesser extent, the decrease in cash flows also resulted from lower operating profit, partially offset by lower cash used for working capital needs.  The decrease in operating cash flows related to discontinued operations was primarily due to BHS’ cash flows in the first nine months of 2008 exceeding the FBLET cash refunds received in 2009.

Investing Activities

Cash flows from investing activities increased by $72.0 million in the first nine months of 2009 versus the first nine months of 2008 primarily due to a $135.3 million reduction in cash used by discontinued operations as a result of the 2008 spin-off of BHS, partially offset by $68.5 million of higher cash used by continuing operations for business acquisitions.

As discussed in note 8 to the consolidated financial statements, we acquired operations in Brazil ($47.6 million) and India ($22.2 million) during the first nine months of 2009.

Capital expenditures and depreciation and amortization were as follows:

	Nine Months
	Ended September 30,		$
(In millions)	2009	2008	change

Capital expenditures:
International	$65.6	81.7	(16.1)
North America	46.9	37.7	9.2
Capital expenditures	$112.5	119.4	(6.9)

Depreciation and amortization:
International	$69.7	69.2	0.5
North America	27.5	23.4	4.1
Depreciation and amortization	$97.2	92.6	4.6

Capital expenditures in the first nine months of 2009 were primarily for new cash processing and security equipment, armored vehicles, and information technology.  Capital expenditures in the first nine months of 2009 were slightly lower than the same period of 2008.  The decrease in our International segment was partially offset by an increase in our North America segment.  The decrease in Brink’s International capital expenditures from the prior-year period was due to lower spending overall, as well as the impact of changes in currency exchange rates.  The increase in our North America segment was mainly due to higher expenditures for armored vehicles, as we elected to buy rather than lease these vehicles, as well as increased spending on CompuSafe® units.

Capital expenditures for the full-year 2008 totaled $165 million.  Capital expenditures for the full-year 2009 are expected to be approximately $185 million.

Depreciation and amortization for the full-year 2008 totaled $122.3 million.  Depreciation and amortization for the full-year 2009 is expected to be approximately $135 million.

Financing Activities

Summary of financing activities

	Nine Months
	Ended September 30,
(In millions)	2009	2008

Net borrowings (repayments) of debt:
Short-term debt	$(0.3)	(6.0)
Revolving facilities	69.4	59.8
Long-term debt	(8.7)	(8.6)
Net borrowings (repayments) of debt	60.4	45.2
Repurchase of shares of common stock of Brink’s	(6.9)	(53.6)
Dividends attributable to:
Shareholders of Brink’s	(13.7)	(13.6)
Noncontrolling interests in subsidiaries	(10.3)	(9.9)
Proceeds and tax benefits related to stock compensation and other	1.2	11.2
Cash flows from financing activities	$30.7	(20.7)

During the first three months of 2009, we purchased 234,456 shares of our common stock at an average cost of $26.20 per share. We also used $0.8 million in the first three months of 2009 to settle share purchases initiated in December 2008.  We have made no subsequent purchases in 2009.

During the first nine months of 2008, we purchased 823,300 shares of our common stock at an average cost of $63.92 per share.  We also withheld and retired a portion of the shares that were due to employees under deferred compensation distributions and stock option exercises.  The shares were withheld to meet the withholding requirements of approximately $13 million.

Our operating liquidity needs are typically financed by cash from operations, short-term debt and the Revolving Facility, described below.

We paid dividends of $0.10 per share in both the first, second and third quarters of 2009 and 2008.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the board of directors.

As described on page 30, we made a voluntary contribution of $150 million to our primary U.S. pension plan in the third quarter of 2009, which was comprised of $92.4 million of cash.  We borrowed the cash portion of the contribution under our existing credit facilities in excess of tax refunds received.  The remainder of the contribution was comprised of 2,260,738 shares of Brink’s common stock, which was valued at $57.6 million at the date of the contribution.

Capitalization

We use a combination of debt, leases and equity to capitalize our operations.

Reconciliation of Net Debt (Cash) to GAAP measures

	September 30,	December 31,
(In millions)	2009	2008

Short-term debt	$7.6	7.2
Long-term debt	261.5	181.4
Debt	269.1	188.6
Less cash and cash equivalents	(234.5)	(250.9)
Net Debt (Cash) (a)	$34.6	(62.3)
(a)	Net Debt (Cash) is a non-GAAP measure. Net Debt (Cash) is equal to short-term debt plus the current and noncurrent portion of long-term debt (“Debt” in the tables), less cash and cash equivalents.

Net Debt (Cash) is a supplemental financial measure that is not required by, or presented in accordance with GAAP.  We use Net Debt (Cash) as a measure of our financial leverage.  We believe that investors also may find Net Debt (Cash) to be helpful in evaluating our financial leverage. Net Debt (Cash) should not be considered as an alternative to Debt determined in accordance with GAAP.  Set forth above is a reconciliation of Net Debt (Cash), a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP, as of September 30, 2009, and December 31, 2008.  Net Debt (Cash) at September 30, 2009, increased primarily as a result of a $92 million cash contribution to our primary U.S. pension plan in August 2009.

Debt
We have an unsecured $400 million revolving bank credit facility (the “Revolving Facility”) with a syndicate of banks.  The Revolving Facility’s interest rate is based on LIBOR plus a margin, prime rate, or competitive bid.  The Revolving Facility allows us to borrow (or otherwise satisfy credit needs) on a revolving basis over a five-year term ending in August 2011.  As of September 30, 2009, $222.3 million was available under the Revolving Facility.  Amounts outstanding under the Revolving Facility as of September 30, 2009, were denominated primarily in U.S. dollars and to a lesser extent in Canadian dollars.

The margin on LIBOR borrowings under the Revolving Facility, which can range from 0.140% to 0.575%, depending on our credit rating, was 0.350% at September 30, 2009.  When borrowings and letters of credit under the Revolving Facility are in excess of $200 million, the applicable interest rate is increased by 0.100% or 0.125%.  We also pay an annual facility fee on the Revolving Facility based on our credit rating.  The facility fee, which can range from 0.060% to 0.175%, was 0.100% at September 30, 2009.

We have an unsecured $135 million letter of credit facility with a bank (the “Letter of Credit Facility”).  The Letter of Credit Facility expires in July 2011.  As of September 30, 2009, $8.9 million was available under the Letter of Credit Facility.  The Revolving Facility and the multi-currency revolving credit facilities (described below) are also used for the issuance of letters of credit and bank guarantees.

We have two unsecured multi-currency revolving bank credit facilities with a total of $50.0 million in available credit, of which approximately $28.9 million was available at September 30, 2009.  Interest on these facilities is based on LIBOR plus a margin.  The margin ranges from 0.140% to 0.675%.  A $10 million facility expires in December 2009 and a $40 million facility expires in December 2011. We also have the ability to borrow from other banks under short-term uncommitted agreements.  Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

The Revolving Facility, the Letter of Credit Facility and the two unsecured multi-currency revolving bank credit facilities contain subsidiary guarantees and various financial and other covenants.  The financial covenants, among other things, limit our total indebtedness, limit asset sales, limit the use of proceeds from asset sales and provide for minimum coverage of interest costs.  The credit agreements do not provide for the acceleration of payments should our credit rating be reduced.  If we were not to comply with the terms of our various loan agreements, the repayment terms could be accelerated and the commitments could be withdrawn.  An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  We were in compliance with all financial covenants at September 30, 2009.

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

Equity
At September 30, 2009, we had 100 million shares of common stock authorized and 47.9 million shares issued and outstanding.

On September 14, 2007, our board of directors authorized the purchase of up to $100 million of our outstanding common shares. Under the program, we used $6.1 million to purchase 234,456 shares of common stock between January 1, 2009, and March 31, 2009, at an average price of $26.20 per share.  No shares were purchased in the second quarter or third quarter of 2009.  As of September 30, 2009, we had $33.7 million under the program available to purchase shares.  The repurchase authorization does not have an expiration date.

Commitments and Contingent Matters

Operating leases
We have made residual value guarantees of approximately $58.0 million at September 30, 2009, related to operating leases, principally for trucks and other vehicles.

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

Former operations
As previously disclosed, BAX Global, a former business unit of ours, is defending a claim related to the apparent diversion by a third party of goods being transported for a customer.  During the second quarter of 2009, BAX Global advised us that it is probable that it will be deemed liable for this claim.   We have contractually indemnified the purchaser of BAX Global for this contingency.  Although it is possible that this claim ultimately may be decided in favor of BAX Global, we have accrued a loss reserve of $13.2 million related to this matter.  We recognized the loss in discontinued operations.  We believe we have insurance coverage applicable to this matter and that it will be resolved without a material adverse effect on our liquidity, financial position or results of operations.

Value-added taxes (“VAT”) and customs duties
During 2004, we determined that one of our non-U.S. Brink’s business units had not paid customs duties and VAT with respect to the importation of certain goods and services.  We were advised that civil and criminal penalties could be asserted for the non-payment of these customs duties and VAT.  The business unit provided the appropriate government authorities with an accounting of unpaid customs duties and VAT, made payments covering its calculated unpaid VAT and accrued the calculated unpaid custom duties and interest on the unpaid custom duties and VAT.  We believe that the range of reasonably possible losses is between $0.4 million and $3 million for potential penalties on unpaid VAT and have accrued $0.4 million.  Although no penalties on unpaid VAT have been asserted to date, they could be asserted at any time.  We do not expect to be assessed interest charges in connection with any penalties on unpaid VAT that may be asserted.  We have been advised that due to the expiration of the applicable statute of limitations, we are no longer subject to penalties for unpaid customs duties.  We continue to diligently pursue the timely resolution of this matter and, accordingly, our estimate of the potential losses could change materially in future periods.  We do not believe that the assertion of potential penalties on unpaid VAT will have a material adverse effect on our liquidity, financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our operations have activities in approximately 50 countries.  These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates.  In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program.  Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the nine months ended September 30, 2009.

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information

This document contains both historical and forward-looking information.  Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, statements regarding the anticipated impact of new accounting standards, the satisfaction of conditions related to our pending transaction in India, the outcome of pending litigation, the availability of insurance and the anticipated financial impact of the disposition of these matters, the outcome of the issue relating to the non-payment of customs duties and value-added tax by a non-U.S. subsidiary of Brink’s, Incorporated, organic revenue growth and segment operating profit margin in 2009 and 2010, improvement of performance in Europe and North America, future CompuSafe® unit installations and their financial impact, the growth of cash logistics and other high-margin services, acquisitions and other growth opportunities, the projected effect of the voluntary contribution to the primary U.S. pension plan and future contributions, the anticipated effective tax rate for 2009 and 2010 and our tax position and underlying assumptions, expected corporate expense and capital expenditures for 2009, anticipated depreciation and amortization for 2009, future payment of bonds issued by the Peninsula Ports Authority of Virginia, and the ability to meet our liquidity needs.  Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which could cause actual results, performance or achievements to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond our control, include but are not limited to, the impact of the global economic slowdown on our business opportunities, access to the capital and credit markets, the recent market volatility and its impact on the demand for our services, the implementation of investments in technology and value-added services and cost reduction efforts and their impact on revenue and profit growth, the ability to identify and execute further cost and operational improvements and efficiencies in our core businesses, the willingness of our customers to absorb fuel surcharges and other future price increases, the actions of competitors, our ability to identify strategic opportunities and integrate them successfully, acquisitions and dispositions made in the future, our ability to integrate recent acquisitions, regulatory and labor issues and higher security threats, the impact of turnaround actions responding to current conditions in Europe, the return to profitability of operations in jurisdictions where we have recorded valuation adjustments, the input of governmental authorities regarding the non-payment of customs duties and value-added tax, the stability of the Venezuelan economy and changes in Venezuelan policy regarding exchange rates, the potential for a devaluation of the bolivar fuerte, the likelihood that Venezuela will be designated “highly inflationary” for accounting purposes as of January 1, 2010, the absence of the currency conversion project in Venezuela, variations in costs or expenses and performance delays of any public or private sector supplier, service provider or customer, our ability to obtain appropriate insurance coverage, positions taken by insurers with respect to claims made and the financial condition of insurers, safety and security performance, our loss experience, changes in insurance costs, risks customarily associated with operating in foreign countries including changing labor and economic conditions, currency devaluations, safety and security issues, political instability, restrictions on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive government actions, costs associated with the purchase and implementation of cash processing and security equipment, changes in the scope or method of remediation or monitoring of our former coal operations, the timing of the pass-through of certain costs to third parties and the timing of approvals by governmental authorities relating to the disposal of the coal assets, changes to estimated liabilities and assets in actuarial assumptions due to payments made, investment returns, annual actuarial revaluations, and periodic revaluations of reclamation liabilities, the funding requirements, accounting treatment, investment performance and costs and expenses of our pension plans, the VEBA and other employee benefits, whether the Company’s assets or the VEBA’s assets are used to pay benefits, the risk that the recent contribution to the U.S. pension plan does not have the anticipated effects on the company’s or the plan’s financial condition, black lung claims incidence, the number of dependents of mine workers for whom benefits are provided, mandatory or voluntary pension plan contributions, the nature of our hedging relationships, the strength of the U.S. dollar relative to foreign currencies, foreign currency exchange rates, changes in estimates and assumptions underlying our critical accounting policies, seasonality, pricing and other competitive industry factors, and fuel prices.  Additional factors that could cause our results to differ materially from those described in the forward-looking statements can be found under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2008 and in our other public filings with the Securities and Exchange Commission.  The information included in this document is representative only as of the date of this document, and The Brink’s Company undertakes no obligation to update any information contained in this document.

Part II - Other Information

Item 1A.  Risk Factors.

We are exposed to risk in the operation of our businesses, including, but not limited to, those referenced in Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2008, and under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.  On September 24, 2009, we filed a shelf registration statement on Form S-3 (File No. 333-162113) (the “Form S-3”).  The Form S-3 contained an update of certain of the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2008, and Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. We do not believe there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, except as follows (all of which were previously included in the Form S-3, except certain financial information has been updated to September 30, 2009):

Earnings of our Venezuelan operations may not be fully repatriated at the official currency exchange rate of 2.15 bolivar fuertes to the U.S. dollar, the bolivar fuerte currency could be subject to a currency devaluation, and the Venezuelan economy may be designated as highly inflationary for accounting purposes, any of which could materially impact our consolidated results of operations.

Our Venezuelan operations, which are 61% owned by Brink’s, constitute a material portion of our overall consolidated operations. Our revenues in Venezuela represented 11% of our total 2008 revenues and 12% of our total revenues for the nine months ended September 30, 2009, and the proportionate contribution of our Venezuelan operations to our total operating profit and net income has been, and we expect it will continue to be, materially in excess of the proportionate contribution of such operations to our total revenues.  In addition, at September 30, 2009, on a consolidated basis, we held bolivar fuerte-denominated net assets of $225.0 million and net monetary assets of $111.7 million.  Net assets attributable to Brink’s (which includes our majority interest in the operations and other assets that we wholly own) were $152.1 million at September 30, 2009.

There are two currency exchange rates which may be used to convert Venezuelan bolivar fuertes into other currencies: an official rate and a market rate.  The use of the official rate to convert cash held in bolivar fuertes into other currencies requires the approval of the Venezuelan government’s currency control organization.  The official rate has been fixed at 2.15 bolivar fuertes to the U.S. dollar despite significant inflation in recent periods.  The market rate, which has been lower than the official rate over the past 18 months by a range of approximately 35% to 70%, may be used to obtain U.S. dollars without the approval of the currency control organization.

Reported results would be lower if we use a less favorable currency exchange rate to translate our financial statements.  For our Venezuelan operations, we prepare our financial statements using the official rate, which is consistent with the guidance issued by the International Practices Task Force of the Center for Audit Quality (the “IPTF”) and U.S. GAAP.  This guidance provides that, in the absence of unusual circumstances, the rate used for dividend remittances should be used to translate foreign financial statements. Recently, there has been speculation regarding changes to the official rate in Venezuela which could, directly or indirectly, result in a devaluation of the official rate.  If there is a devaluation of the official rate, our reported results after the devaluation will be translated at the new currency exchange rate and our revenues and operating profits could be materially lower.  In addition, we have experienced a delay in receiving government approvals in recent periods for repatriating dividends at the official rate and it is unclear when, if ever, our dividends will be approved at this rate.  If our Venezuelan dividends are not approved for repatriation at the official rate, we could elect to repatriate dividends using the market rate.  If in the future we repatriate our dividends at the market rate, we may begin translating our financial statements at the market rate, which could result in our reported results being materially lower.

Reported results would have been adversely affected if revenues, operating profits and net assets (including our cash balances held in bolivar fuertes) of our Venezuelan operations had been reported using a less favorable currency exchange rate.   For each 10% decline in the currency exchange rate we use to translate our bolivar fuerte denominated financial statements, our revenues, operating profit and net income attributable to Brink’s for the first nine months of 2009 would have been reduced by $27.1 million, $4.3 million, and $2.2 million, respectively.  This decline could have a significant impact on our reported results in the fourth quarter of 2009 because, as previously disclosed, (i) our second quarter results included higher foreign currency transaction costs in Venezuela, and (ii) our revenues and related operating profits are generally higher in the second half of the year, particularly in the fourth quarter.  In addition, we would record potentially material foreign currency translation adjustments in equity in the period of devaluation for our subsidiaries that use the bolivar fuerte as their functional currency.  We would also record potentially material charges to earnings in the period of devaluation as a result of remeasuring our bolivar fuerte-denominated assets held by subsidiaries that do not use the bolivar fuerte as their functional currency.  The bolivar fuerte-denominated assets held by these subsidiaries include cash and intercompany receivables.

Repatriated cash may be lower than the amount included in our consolidated balance sheet.  Cash held in bolivar fuertes has been increasing as a result of not receiving approvals for our dividends.  If we decide to repatriate cash using the market rate rather than the official rate, we would receive a significantly lower amount of cash than is reported in our consolidated balance sheet.

Results may be reported as highly inflationary in the future. Venezuela has experienced significant inflation in the last several years.  As a result, Venezuela’s economy may be considered highly inflationary in the future.  Subsidiaries of U.S. companies that operate in highly inflationary countries must use the U.S. dollar as the functional currency.  Under a highly inflationary basis of accounting, net monetary assets held in bolivar fuertes would be remeasured into U.S. dollars on each balance sheet date, with remeasurement adjustments and other transaction gains and losses recognized in earnings.  Recently, the IPTF indicated that, based on inflation projections of various government sources, and absent any unexpected reversals in inflation trends, Venezuela would constitute a highly inflationary economy on or prior to January 1, 2010. If Venezuela is determined to be highly inflationary for accounting purposes, we would thereafter be prohibited from recognizing deferred tax benefits that result from inflationary indexing of assets and liabilities, thereby increasing our reported U.S. GAAP effective income tax rate and reducing net income, potentially materially.  Assuming that Venezuela had been deemed highly inflationary for accounting purposes as of January 1, 2009 (and assuming no change in the applicable foreign currency exchange rate), our consolidated effective income tax rate would have increased from 29% to approximately 36% and we would have experienced a reduction in consolidated net income of $8.9 million, and a reduction of net income attributable to Brink’s of $5.4 million for the first nine months of 2009. In addition, if Venezuela’s economy is considered highly inflationary in the future and there is a subsequent decline in the currency exchange rate we use to translate our bolivar fuerte denominated financial statements, we could incur an additional material loss in earnings in connection with the remeasurement of our net monetary assets.

The weak economy is expected to have a negative impact on demand for our services.

Global economic conditions have deteriorated significantly, and demand for our services has been negatively impacted in regions where we provide our services.  For example, demand for our services is significantly affected by the amount of discretionary consumer and business spending which historically has displayed significant cyclicality.  Further deterioration in general global economic conditions would have a negative impact on our financial condition, results of operations and cash flows, although it is difficult to predict the extent and the length of time the economic downturn will affect our business.

We have significant retirement obligations. Poor investment performance of retirement plan holdings could unfavorably affect our liquidity and results of operations.

We have substantial pension and retiree medical obligations, a portion of which have been funded.  The amount of these obligations is significantly affected by factors that are not in our control, including interest rates used to determine the present value of future payment streams, investment returns, medical inflation rates, participation rates and changes in laws and regulations.  Our liabilities for these plans increased by $465 million in 2008 primarily as a result of significant decline in value of plan investments, which was a primary reason for our decision to make a voluntary $150 million cash and stock contribution on August 20, 2009.  The funded status of The Brink’s Company Pension-Retirement Plan was approximately 85% as of August 20, 2009.  We expect that we will be required to make significant contributions to The Brink’s Company Pension-Retirement Plan in the next several years.  This could adversely affect our liquidity and our ability to use our resources to make acquisitions and to otherwise grow our business.  We also expect our future net periodic costs of our retirement plans will be adversely affected by the investment losses sustained in 2008.  If these investments have additional losses, our future cash requirements and costs for these plans will be further adversely affected.

We have significant operations outside the United States.

We currently operate in approximately 50 countries.  Revenue outside the U.S. was approximately 70% of total revenue in 2008.  We expect revenue outside the U.S. to continue to represent a significant portion of total revenue.  Business operations outside the U.S. are subject to political, economic and other risks inherent in operating in foreign countries, such as:

•	the difficulty of enforcing agreements, collecting receivables and protecting assets through foreign legal systems;
•	trade protection measures and import or export licensing requirements;
•	difficulty in staffing and managing widespread operations;
•	required compliance with a variety of foreign laws and regulations;
•	changes in the general political and economic conditions in the countries where we operate, particularly in emerging markets;
•	threat of nationalization and expropriation;

•	higher costs and risks of doing business in a number of foreign jurisdictions;
•	limitations on the repatriation of earnings;
•	fluctuations in equity, revenues and profits due to changes in foreign currency exchange rates, including measures taken by governments to devalue official currency exchange rates; and
•	inflation levels exceeding that of the U.S.

We are exposed to certain risks when we operate in countries that have high levels of inflation, including the risk that:

•	the rate of price increases for services will not keep pace with cost inflation;
•	adverse economic conditions may discourage business growth which could affect demand for our services; and
•	the devaluation of the currency may exceed the rate of inflation and reported U.S. dollar revenues and profits may decline.

We try to manage these risks by monitoring current and anticipated political and economic developments and adjusting operations as appropriate.  Changes in the political or economic environments of the countries in which we operate could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We operate in highly competitive industries.

We compete in industries that are subject to significant competition and pricing pressures.  We face significant pricing pressures from competitors in most markets.  Because we believe we have competitive advantages such as brand name recognition and a reputation for a high level of service and security, we resist competing on price alone.  However, continued pricing pressure could impact our customer base or pricing structure and have an adverse effect on our business, financial condition, results of operations and cash flows.

Our earnings and cash flow could be materially affected by increased losses of customer valuables.

We purchase insurance coverage for losses of customer valuables for amounts in excess of what we consider prudent deductibles and/or retentions.  Insurance is provided by different groups of underwriters at negotiated rates and terms.  Coverage is available to us in major insurance markets, although premiums charged are subject to fluctuations depending on market conditions.  Our loss experience and that of other armored carriers affects premium rates charged to us.  We are self-insured for losses below our coverage limits and recognize expense up to these limits for actual losses.  Our insurance policies cover losses from most causes, with the exception of war, nuclear risk and various other exclusions typical for such policies.  The availability of high-quality and reliable insurance coverage is an important factor in order for us to obtain and retain customers and to manage the risks of our business.  If our losses increase, or if we are unable to obtain adequate insurance coverage at reasonable rates, our financial condition, results of operations and cash flows could be materially and adversely affected.

We depend heavily on the availability of fuel and the ability to pass higher fuel costs to customers.

Fuel prices have fluctuated significantly in recent years.  In some periods, our operating profit has been adversely affected because we are not able to immediately offset the full impact of higher fuel prices through increased prices or fuel surcharges.  We do not have any long-term fuel purchase contracts, and have not entered into any other hedging arrangements that protect against fuel price increases.  A significant increase in fuel costs and an inability to pass increases on to customers or a shortage of fuel could adversely affect our results of operations and cash flows.

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

Changes in laws or regulations could require a change in the way we operate, which could increase costs or otherwise disrupt operations.  In addition, failure to comply with any applicable laws or regulations could result in substantial fines or revocation of our operating permits and licenses.  If laws and regulations were to change or we failed to comply, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

We have retained obligations from the sale of BAX Global.
In January 2006 we sold BAX Global.  We retained some of the obligations related to these operations, primarily for taxes owed prior to the date of sale and for any amounts paid related to one pending litigation matter for which we have accrued a loss reserve of $13.2 million.  In addition, we provided indemnification customary for these sorts of transactions.  Future unfavorable developments related to these matters could require us to record additional expenses or make cash payments in excess of recorded liabilities.  The occurrence of these events could have a material adverse affect on our financial condition, results of operations and cash flows.

Item 6.  Exhibits

Exhibit
Number

31.1
Certification of Michael T. Dan, Chief Executive Officer (Principal Executive Officer) of The Brink’s Company, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Joseph W. Dziedzic, Vice President and Chief Financial Officer (Principal Financial Officer) of The Brink’s Company, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Michael T. Dan, Chief Executive Officer (Principal Executive Officer) of The Brink’s Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Joseph W. Dziedzic, Vice President and Chief Financial Officer (Principal Financial Officer) of The Brink’s Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

October 29, 2009	By: /s/ Joseph W. Dziedzic
Joseph W. Dziedzic
(Vice President -
Chief Financial Officer)
(principal financial officer)