Form 10-K
period 2009-12-31
BRINKS CO
filed 2010-02-25
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 2009

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
  For the transition period from ____________ to ____________

Commission file number 001-09148

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
Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes  ☐       No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

As of February 22, 2010, there were issued and outstanding 47,872,426 shares of common stock.  The aggregate market value of shares of common stock held by non-affiliates as of June 30, 2009, was $1,319,269,250.

Documents incorporated by reference:  Part III incorporates information by reference from portions of the Registrant’s definitive 2010 Proxy Statement to be filed pursuant to Regulation 14A.

THE BRINK’S COMPANY

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

TABLE OF CONTENTS

PART I

PART I

ITEM 1.  BUSINESS

The Brink’s Company (along with its subsidiaries, “we,” “our,” “Brink’s” or the “Company”), based in Richmond, Virginia, is a leading provider of secure transportation, cash logistics and other security-related services to banks and financial institutions, retailers, government agencies, mints, jewelers and other commercial operations around the world.  Brink’s is the oldest and largest secure transportation and cash logistics company in the U.S., and a market leader in many other countries.  Our international network serves customers in more than 50 countries and employs approximately 59,400 people.  Our operations include approximately 875 facilities and 10,500 vehicles.  Our globally recognized brand, global infrastructure, expertise in security and logistics and history and heritage are important competitive advantages.  Seventy-one percent (71%) of our $3 billion in revenues are from outside North America.  Over the past several years, we have changed from a conglomerate (with operations in the U.S. monitored home security, heavy-weight freight transportation, coal and other natural resource industries) into a company focused solely on the security industry.

Financial information related to The Brink’s Company, our two reporting segments (International and North America) and amounts not allocated to segments is included in the consolidated financial statements on pages 65-108.  Management evaluates performance and allocates resources to its segments based on operating profit or loss, excluding corporate allocations.

A significant portion of our business is conducted outside of the United States.  Financial results are reported in U.S. dollars and are affected by fluctuations in the relative value of foreign currencies.  Our business is also subject to other risks customarily associated with operating in foreign countries including changing labor and economic conditions, political instability, restrictions on repatriation of earnings and capital, as well as nationalization, expropriation and other forms of restrictive government actions.  The future effects of these risks cannot be predicted.  Additional information about risks associated with our foreign operations is provided on pages 10, 41 and 64.

We have significant liabilities associated with our retirement plans, a portion of which has been funded.  These liabilities increased $465 million in 2008 primarily as a result of a significant decline in the value of the investments of these plans.  The liabilities were $242 million lower at the end of 2009, primarily as a result of a voluntary $150 million contribution we made to our primary U.S. retirement plan in 2009.  See pages 48-50 and 54-58 for more information on these liabilities.  Additional risk factors are described on pages 10-14.

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

General

Our 2009 segment operating profit was $213 million on revenues of $3.1 billion, resulting in a segment operating profit margin of 6.8%.

Our operations are located around the world and most of our revenues (71%) and segment operating profit (73%) are earned outside of North America.

International operations has three regions: Europe, Middle East, and Africa (“EMEA”); Latin America and Asia Pacific.  On a combined basis, international operations generated 2009 revenues of $2.2 billion (71% of total) and segment operating profit of $157 million (73% of total).

Brink’s EMEA, which generated $1.3 billion or 40% of total 2009 revenues, operates 258 branches in 22 countries.  Its largest operations are in France, the Netherlands and Germany.  In 2009, France accounted for $615 million or 49% of EMEA revenues (20% of total).

Brink’s Latin America, which generated $905 million or 29% of total 2009 revenues, operates 217 branches in nine countries.  Its largest operations are in Venezuela, Brazil and Colombia.  In 2009, Venezuela accounted for $376 million or 42% of Latin American revenues (12% of total). Brazil accounted for $258 million or 28% of Latin American revenues (8% of total) in 2009.

Brink’s Asia-Pacific operates 97 branches in nine countries, and accounted for $79 million or 2% of total 2009 revenues.

North American operations include 181 branches in the U.S. and 52 branches in Canada.  North American operations generated 2009 revenues of $894 million (29% of total) and segment operating profit of $56 million (27% of total).

Brink’s also serves customers in countries in which we do not operate branches.  Through our investments in unconsolidated equity affiliates as well as our Global Services network, Brink’s operates in over 50 countries.

The largest eight Brink’s operations (U.S., France, Venezuela, Brazil, the Netherlands, Colombia, Canada and Germany) accounted for $2.5 billion or 79% of total 2009 revenues.

(In millions)	2009	% total	% change	2008	% total	% change	2007	% total	% change

Revenues by region:

EMEA:
France	$615	20	(12)	$698	22	11	$629	23	15
Other	642	20	(3)	661	21	18	563	21	23
Total	1,257	40	(7)	1,359	43	14	1,192	44	19

Latin America:
Venezuela (a)	376	12	7	351	11	56	225	8	31
Brazil	258	8	33	194	6	20	161	6	36
Other	271	9	6	256	8	23	208	8	27
Total	905	29	13	801	25	35	594	22	31

Asia Pacific	79	2	10	72	2	15	63	2	(7)
Total International	2,241	71	-	2,232	70	21	1,849	68	21

North America	894	29	(4)	932	30	5	886	32	7

Total Revenues	$3,135	100	(1)	$3,164	100	16	$2,735	100	16
Amounts may not add due to rounding.

(a)
2009 Venezuela revenues were $138 million on an adjusted basis, or 5%, of Brink’s $2.9 billion consolidated adjusted revenues in 2009.  Adjusted revenues are not reported under U.S. GAAP, and present Venezuela revenues at the less-favorable parallel market currency exchange rate.  The adjustments are described in detail and are reconciled to our GAAP results on pages 39-40.

Geographic financial information related to revenues and long-lived assets is included in the consolidated financial statements on page 82.

Brink’s ownership interests in subsidiaries and affiliated companies ranged from 36% to 100% at December 31, 2009.  In some instances, local laws limit the extent of Brink’s ownership interest.

Services
Our primary services include:
•	Cash-in-transit (“CIT”) armored car transportation
•	Automated teller machine (“ATM”) replenishment and servicing
•	Global Services – arranging secure long-distance transportation of valuables
•	Cash Logistics – supply chain management of cash
•	Guarding services, including airport security

Brink’s typically provides customized services under separate contracts designed to meet the distinct needs of customers.  Contracts usually cover an initial term of at least one year and range up to five years, depending on the service.  The contracts generally remain in effect after the initial term until canceled by either party.

Core Services (55% of total revenue in 2009)
CIT and ATM Services are core services we provide to customers throughout the world. Core services generated approximately $1.7 billion of revenues in 2009.

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

ATM Services  We manage nearly 77,000 ATM units worldwide for banks and other cash dispensing operators.  We provide cash replenishment, monitoring and forecasting capabilities, deposit pick-up and processing services.  Advanced online tools deliver consolidated electronic reports for simplified reconciliation.

Value-Added Services (33% of total revenue in 2009)
Our core services, combined with our brand and global infrastructure, provide a substantial platform from which we offer additional value-added services. Value-added services generated approximately $1.0 billion of revenues in 2009.

Global Services  With operations spanning more than 50 countries, Brink’s is a leading global provider of secure long-distance logistics for valuables including diamonds, jewelry, precious metals, securities, currency, high-tech devices, electronics and pharmaceuticals.  We typically employ a combination of armored car and secure air transportation to leverage our extensive global network.  Our specialized diamond and jewelry operation has offices in the major diamond and jewelry centers of the world.

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

Brink’s CompuSafe® service offers customers an integrated, closed-loop system for preventing theft and managing cash.  We market CompuSafe® services to a variety of cash-intensive customers such as convenience stores, gas stations, restaurants, retail chains and entertainment venues.  Our service includes the installation of a specialized safe in the customer’s facility.  The customer’s employees deposit currency into the safe’s cassettes, which can only be removed by Brink’s personnel.  Upon removal, the cassettes are transported to a secure location where contents are verified and transferred for deposit.  Our CompuSafe service system features currency recognition counterfeit detection technology, multi-language touch screens and electronic interface between point-of-sale, back-office systems and external banks.  Our electronic reporting interface with external banks enables our CompuSafe service customers to receive same-day credit on their cash balances, even if the cash remains on the customer’s premises.

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

Payment Services   We provide bill payment acceptance and processing services to utility companies and other billers. Consumers can pay their bills at our payment locations or payment locations that we operate on behalf of billers and bank customers.

Other Security Services (12% of total revenue in 2009)
Security and Guarding   We protect airports, offices, warehouses, stores, and public venues with electronic surveillance, access control, fire prevention and highly trained patrolling personnel.  Other security services generated approximately $0.4 billion of revenues in 2009.

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

Growth Strategy
We are pursuing various growth strategies, which we categorize as follows:
•	Organic Growth Strategy
1.	Continue to develop and expand our portfolio of high-margin services (for example, Cash Logistics and Global Services)
2.	Penetrate new geographies with strong growth potential for our existing service offerings
•	Adjacency Growth Strategy – enter new security-related markets where we can create value for customers with our brand, capabilities and other competitive advantages
•	Acquisitions to supplement organic growth – acquire businesses that meet internal metrics for projected growth, profitability and return on investment

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

We believe the primary factors in attracting and retaining customers are security expertise, service quality and price.  Our competitive advantages include:
•	brand name recognition
•	reputation for a high level of service and security
•	risk management and logistics expertise
•	global infrastructure and customer base
•	proprietary cash processing and information systems
•	proven operational excellence
•	high-quality insurance coverage and general financial strength

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

Revenues are generated from charges per service performed or based on the value of goods transported.  As a result, revenues are affected by the level of economic activity in various markets as well as the volume of business for specific customers.  CIT contracts usually cover an initial term of at least one year and in many cases one to three years, and generally remain in effect thereafter until canceled by either party.  Contracts for Cash Logistics are typically longer.  Costs are incurred when preparing to serve a new customer or to transition away from an existing customer.  Operating profit is generally stronger in the second half of the year, particularly in the fourth quarter, as economic activity is typically stronger during this period.

As part of the spin-off of our former monitored home security business, Brink’s Home Security Holdings, Inc. (“BHS”), we agreed not to compete with BHS in the United States, Canada and Puerto Rico with respect to certain activities related to BHS’s security system monitoring and surveillance business until October 31, 2013.

Service Mark and Patents
BRINKS is a registered service mark in the U.S. and certain foreign countries.  The BRINKS mark, name and related marks are of material significance to our business.  We own patents expiring in 2011 and 2012 for certain coin sorting and counting machines.  We also own patents for safes, including our integrated CompuSafe® services which expire between 2015 and 2022.  These patents provide important advantages to Brink’s.  However, Brink’s operations are not dependent on the existence of these patents.

We have agreed to license the Brink’s name.  An example is a license to a distributor of security products (padlocks, door hardware, etc.) offered for sale to consumers through major retail chains.

We entered into a Brand Licensing Agreement in connection with the spin-off of BHS. Under the agreement, BHS licenses the rights to use certain trademarks, including trademarks that contain the word “Brink’s” in the United States, Canada and Puerto Rico.  In exchange for these rights, BHS has agreed to pay a licensing fee equal to 1.25% of its net revenues during the period after the spin-off until the expiration date of the agreement.  The license is terminable by BHS upon 30 days notice and will expire on October 31, 2011.  Based on public statements by Tyco International, Ltd. ("Tyco"), we expect that this license will be terminated prior to September 2010 in connection with the pending acquisition of BHS by Tyco.

Government Regulation
Our U.S. operations are subject to regulation by the U.S. Department of Transportation with respect to safety of operations, equipment and financial responsibility.  Intrastate operations in the U.S. are subject to state regulation.  Our International operations are regulated to varying degrees by the countries in which we operate.

Employee Relations
At December 31, 2009, our company had approximately 59,400 employees, including approximately 12,000 employees in North America (of whom approximately 1,800 were classified as part-time employees) and approximately 47,400 employees outside North America.  At December 31, 2009, Brink’s was a party to 5 collective bargaining agreements in North America with various local unions covering approximately 1,000 employees, almost all of whom are employees in Canada and members of unions affiliated with the Canadian Auto Workers (Ontario).  The agreements have various expiration dates in 2010.  Outside of North America, approximately 62% of branch employees are members of labor or employee organizations.  We believe our employee relations are satisfactory.

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

Brink’s Arya
Indian CIT and Global Services business
On September 1, 2009, we acquired additional shares of Brink’s Arya (“Arya”), increasing our ownership in Arya from 40% to 78%. The consideration paid for the additional 38% interest was $22.2 million.

In connection with the acquisition of 38% of Arya’s shares, we also agreed to purchase the remaining 22% of the shares we do not currently hold for approximately $12.8 million. This purchase is subject to the satisfaction of certain conditions which are expected to be met by September 1, 2011.  We consider Arya as 100% owned for accounting purposes and included the fixed purchase price in non-current liabilities.

Arya is a cash handling and secure logistics company based in Mumbai, India, and this acquisition expands our presence in one of the largest cash services markets in Asia.

Other acquisitions
In the first quarter of 2009, we acquired a controlling interest in a Panama armored transportation operation, which was previously 49% owned.

In the first quarter of 2009, we also acquired 80% ownership of a secure logistics company based in Moscow, Russia. The relatively small acquisition increases our presence in a region that has long-term growth potential.

In the third quarter of 2009, we acquired a majority stake in ICD Limited (“ICD”), a premium provider of commercial security services in the Asia-Pacific region.  ICD designs, installs, maintains and manages high-quality commercial security systems.  With principal operations in China, ICD also has offices in Hong Kong, India, Singapore and Australia.  ICD employs approximately 200 people and had 2008 revenue of $12 million.

See note 6 to the consolidated financial statements for more information.

DISCONTINUED OPERATIONS

Brink’s Home Security Holdings, Inc.
On October 31, 2008, we completed the 100% spin-off of BHS.  BHS offered monitored security services in North America primarily for owner-occupied, single-family residences.  To a lesser extent, BHS offered security services for commercial and multi-family properties.  BHS typically installed and owned the on-site security systems and charged fees to monitor and service the systems.

In connection with the spin-off, we entered into certain agreements with BHS to define responsibility for obligations arising before and after the spin-off, including obligations relating to liabilities of the businesses, employees, taxes and intellectual property.  We entered into a Brand Licensing Agreement with BHS.  Under the agreement, BHS licenses the rights to use certain trademarks, including trademarks that contain the word “Brink’s” in the United States, Canada and Puerto Rico.  In exchange for these rights, BHS has agreed to pay a licensing fee equal to 1.25% of its net revenues during the period after the spin-off until the expiration date of the agreement.  The license is terminable by BHS upon 30 days notice and will expire on October 31, 2011.  Based on public statements by Tyco International, Ltd. ("Tyco"), we expect that this license will be terminated prior to September 2010 in connection with the pending acquisition of BHS by Tyco.

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

Former Coal Business
We have significant liabilities related to retirement medical plans of our former coal operations, a portion of which have been funded.  Some of the obligations have not been funded.  We expect to have ongoing expense and future cash outflow for these liabilities.  See notes 3, 17 and 21 to the consolidated financial statements for more information.

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

Global economic conditions have deteriorated significantly, and demand for our services has been negatively impacted in regions where we provide our services.  For example, demand for our services is significantly affected by the amount of discretionary consumer and business spending, which historically has displayed significant cyclicality.  Further deterioration in general global economic conditions would have a negative impact on our financial condition, results of operations and cash flows, although it is difficult to predict the extent and the length of time the economic downturn will affect our business.

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

We have substantial pension and retiree medical obligations, a portion of which have been funded.  The amount of these obligations is significantly affected by factors that are not in our control, including interest rates used to determine the present value of future payment streams, investment returns, medical inflation rates, participation rates and changes in laws and regulations.  Our liabilities for these plans increased significantly in 2008 primarily as a result of a decline in value of plan investments.  To improve the funded status of The Brink’s Company Pension-Retirement Plan, we made a voluntary $150 million cash and stock contribution in 2009.  The funded status of the plan was approximately 83% as of December 31, 2009.  We expect that we will be required to make significant contributions to The Brink’s Company Pension-Retirement Plan in the next several years.  This could adversely affect our liquidity and our ability to use our resources to make acquisitions and to otherwise grow our business.  The net periodic costs of our retirement plans in 2009 were  adversely affected by the investment losses sustained in 2008 and we anticipate that costs in future years will continue to be affected as the unrecognized losses are recognized into earnings.  If these investments have additional losses, our future cash requirements and costs for these plans will be further adversely affected.

We have significant operations outside the United States.

We currently operate in more than 50 countries.  Approximately three-quarters of our revenue in 2009 came from operations outside the U.S.  We expect revenue outside the U.S. to continue to represent a significant portion of total revenue.  Business operations outside the U.S. are subject to political, economic and other risks inherent in operating in foreign countries, such as:

•	the difficulty of enforcing agreements, collecting receivables and protecting assets through foreign legal systems;
•	trade protection measures and import or export licensing requirements;
•	difficulty in staffing and managing widespread operations;
•	required compliance with a variety of foreign laws and regulations;
•	varying permitting and licensing requirements in different jurisdictions;
•	changes in the general political and economic conditions in the countries where we operate, particularly in emerging markets;
•	threat of nationalization and expropriation;
•	higher costs and risks of doing business in a number of foreign jurisdictions;
•	limitations on the repatriation of earnings;

•	fluctuations in equity, revenues and profits due to changes in foreign currency exchange rates, including measures taken by governments to influence currency exchange rates; and
•	inflation levels exceeding that of the U.S.

We are exposed to certain risks when we operate in countries that have high levels of inflation, including the risk that:

•	the rate of price increases for services will not keep pace with cost inflation;
•	adverse economic conditions may discourage business growth which could affect demand for our services;
•	the devaluation of the currency may exceed the rate of inflation and reported U.S. dollar revenues and profits may decline; and
•	these countries may be deemed “highly inflationary” for U.S. GAAP purposes.

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

There is a possibility we will take restructuring actions in one or more of our markets in the future to reduce expenses if a major customer is lost or if recurring operating losses continue.  These actions could result in significant restructuring charges at these subsidiaries, including recognizing impairment charges to write down assets, and recording accruals for employee severance and operating leases.  These charges, if required, could significantly affect results of operations and cash flows.

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

In January 2006 we sold BAX Global.  We retained some of the obligations related to these operations, primarily for taxes owed prior to the date of sale and for any amounts paid related to one pending litigation matter for which we have accrued a loss reserve of $13 million.  In addition, we provided indemnification customary for these sorts of transactions.  Future unfavorable developments related to these matters could require us to record additional expenses or make cash payments in excess of recorded liabilities.  The occurrence of these events could have a material adverse affect on our financial condition, results of operations and cash flows.

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

Our growth strategy may not be successful.

One element of our growth strategy is to strengthen our brand portfolio and expand our geographic reach through selective acquisitions.  Acquisitions present risks of failing to achieve efficient and effective integration, strategic objectives and anticipated revenue improvements and cost savings. There can be no assurance

•	that we will be able to acquire attractive businesses on favorable terms,
•	that all future acquisitions will be accretive to earnings,
•	or that future acquisitions will be rapidly and efficiently integrated into existing operations.

Our effective income tax rate could change.

We operate in more than 50 countries, all of which have different income tax laws and associated income tax rates.  Our effective income tax rate can be significantly affected by changes in the mix of pretax earnings by country and the related income tax rates in those countries.  In addition, our effective income tax rate is significantly affected by the ability to realize deferred tax assets, including those associated with net operating losses.  Changes in income tax laws, income apportionment, or estimates of the ability to realize deferred tax assets, could significantly affect our effective income tax rate, financial position and results of operations.

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

We may be exposed to certain regulatory and financial risks related to climate change.

Growing concerns about climate change may result in the imposition of additional environmental regulations to which we are subject.  Some form of federal regulation may be forthcoming with respect to greenhouse gas emissions (including carbon dioxide (CO2)) and/or "cap and trade" legislation.  The outcome of this legislation may result in new regulation, additional charges to fund energy efficiency activities or other regulatory actions.  Compliance with these actions could result in the creation of additional costs to us, including, among other things, increased fuel prices or additional taxes or emission allowances. We may not be able to recover the cost of compliance with new or more stringent environmental laws and regulations from our customers, which could adversely affect our business.  Furthermore, the potential impacts of climate change and related regulation on our customers are highly uncertain and may adversely affect our operations.

Forward-Looking Statements

This document contains both historical and forward-looking information.  Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, statements regarding expected revenue growth and earnings for The Brink’s Company, including organic revenue growth and segment operating profit margin in 2010, the anticipated termination of the BHS license, the pursuit of growth through acquisitions in our core market and in other markets, the growth of our Cash Logistics services, our cost structure, the seasonality of our operating profit, employee relations, significant liabilities and ongoing expenses and future cash outflows related to retirement medical plans of former coal operations, customer demand for our services, expected non-segment income and expenses, potential changes in foreign currency exchange rates, the anticipated effective tax rate for 2010 and our future tax position, expenses related to former operations, expected trademark royalties from BHS, the impact of exchange rates, the anticipated effect of translating our Venezuelan operations at the parallel market rate rather than the official rate and designating Venezuela as “highly inflationary” for accounting purposes, projected contributions, expense and payouts for the U.S. retirement plans and the non-U.S. pension plans and the expected long-term rate of return and funded status of the primary U.S. pension plan, expected future contributions to the UMWA plans, capital expenditures in 2010 and future trends for capital expenditures, future depreciation and amortization, future payment of bonds issued by the Peninsula Ports Authority of Virginia, the ability to meet liquidity needs, estimated contractual obligations for the next five years and beyond, contractual indemnities associated with the sale of BAX Global and the spin-off of BHS, the outcome of pending litigation and the anticipated financial impact of the disposition of these matters, future realization of deferred tax assets, the impairment of goodwill, future amortizations into net periodic pension cost, estimated discount rates, the assumed inflation rate for a number of the Company’s benefit plans, the impact of accounting rule changes, the likelihood of losses due to non-performance by parties to hedging instruments, the use of earnings from foreign subsidiaries and equity affiliates, future recognition of unrecognized tax benefits and uncertain tax positions, minimum repayments of long-term debt and minimum future lease payments, and expected future cash payments and expense levels for black lung obligations.  Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which could cause actual results, performance or achievements to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond our control, include, but are not limited to the impact of the global economic slowdown on our business opportunities, access to the capital and credit markets, the recent market volatility and its impact on the demand for our services, the implementation of investments in technology and value-added services and cost reduction efforts and their impact on revenue and profit growth, the ability to identify and execute further cost and operational improvements and efficiencies in our core business, the willingness of our customers to absorb fuel surcharges and other future price increases, the actions of competitors, our ability to identify strategic opportunities and integrate them successfully, acquisitions and dispositions made in the future, our ability to integrate recent acquisitions, regulatory and labor issues and higher security threats, the impact of turnaround actions responding to current conditions in Europe, the return to profitability of operations in jurisdictions where we have recorded valuation adjustments, the stability of the Venezuelan economy and changes in Venezuelan policy regarding exchange rates, fluctuations in value of the Venezuelan bolivar fuerte, the effect of translating our Venezuelan operations at the parallel market rate rather than the official rate and designating Venezuela as “highly inflationary” for accounting purposes, variations in costs or expenses and performance delays of any public or private sector supplier, service provider or customer, our ability to obtain appropriate insurance coverage, positions taken by insurers with respect to claims made and the financial condition of insurers, safety and security performance, our loss experience, changes in insurance costs, risks customarily associated with operating in foreign countries including changing labor and economic conditions, currency devaluations, safety and security issues, political instability, restrictions on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive government actions, costs associated with the purchase and implementation of cash processing and security equipment, the timing of the termination of the BHS license, changes in the scope or method of remediation or monitoring of our former coal operations, the timing of the pass-through of certain costs to third parties and the timing of approvals by governmental authorities relating to the disposal of the coal assets, changes to estimated liabilities and assets in actuarial assumptions due to payments made, investment returns, annual actuarial revaluations, and periodic revaluations of reclamation liabilities, the funding requirements, accounting treatment, investment performance and costs and expenses of our retirement plans and other employee benefits, whether Company assets or retirement plan assets are used to pay benefits, projections regarding the number of participants in and beneficiaries of our employee and retiree benefit plans, mandatory or voluntary retirement plan contributions, black lung claims incidence, the number of dependents of mine workers for whom benefits are provided, actual retirement experience of the former coal operation’s employees, actual medical and legal expenses relating to benefits, changes in inflation rates (including medical inflation) and interest rates, changes in mortality and morbidity assumptions, discovery of new facts relating to civil suits, the addition of claims or changes in relief sought by adverse parties, our cash, debt and tax position and growth needs, our demand for capital and the availability and cost of such capital, the nature of our hedging relationships, changes in employee obligations, overall domestic and international economic, political, social and business conditions, capital markets performance, the strength of the U.S. dollar relative to foreign currencies, foreign currency exchange rates, changes in estimates and assumptions underlying our critical accounting policies, as more fully described in the section “Application of Critical Accounting Policies” but including the likelihood that net deferred tax assets will be realized, discount rates, expectations of future performance, the timing of deductibility of expenses, inflation, the promulgation and adoption of new accounting standards and interpretations, including SFAS 166, now part of FASB ASC Topic 860, Transfers and Servicing, SFAS 167, now part of FASB ASC Topic 810, Consolidation, ASU 2009-13, and ASU 2009-14, anticipated return on assets, inflation, seasonality, pricing and other competitive industry factors, labor relations, new government regulations and interpretations of existing regulations, legislative initiatives, judicial decisions, issuances of permits, variations in costs or expenses and the ability of counterparties to perform.  The information included in this document is representative only as of the date of this document, and The Brink’s Company undertakes no obligation to update any information contained in this document.

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

The following table discloses leased and owned facilities and vehicles for Brink’s most significant operations as of December 31, 2009.

	Facilities			Vehicles
Region	Leased	Owned	Total	Leased	Owned	Total

U. S.	174	25	199	2,118	293	2,411
Canada	40	13	53	442	86	528
North America	214	38	252	2,560	379	2,939

EMEA	229	48	277	863	2,877	3,740
Latin America	193	50	243	450	2,868	3,318
Asia Pacific	103	-	103	2	512	514
International	525	98	623	1,315	6,257	7,572

Total	739	136	875	3,875	6,636	10,511

During 2009, we installed approximately 2,800 units, net of dispositions, for our CompuSafe® service.  This is a 37% increase in the installed base since the end of 2008.  Our installed base now stands at approximately 10,300 units.  In 2009, revenues from our CompuSafe® service represented approximately 7% of North America’s revenues.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Executive Officers of the Registrant

The following is a list as of February 15, 2010, of the names and ages of the executive and other officers of The Brink’s Company indicating the principal positions and offices held by each.  There are no family relationships among any of the officers named.

Name	Age	Positions and Offices Held	Held Since
Executive Officers:
Michael T. Dan	59	President, Chief Executive Officer and Chairman of the Board	1998
Joseph W. Dziedzic	41	Vice President and Chief Financial Officer	2009
Frank T. Lennon	68	Vice President and Chief Administrative Officer	2005
McAlister C. Marshall, II	40	Vice President and General Counsel	2008
Matthew A. P. Schumacher	51	Controller	2001

Other Officers:
Jonathan A. Leon	43	Treasurer	2008
Lisa M. Landry	44	Vice President - Tax	2009
Michael J. McCullough	39	Secretary	2009
Arthur E. Wheatley	67	Vice President – Risk Management and Insurance	1988

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

Mr. Dziedzic is the Vice President and Chief Financial Officer of The Brink’s Company.  Mr. Dziedzic was hired on May 25, 2009 and appointed to this position on August 1, 2009.  Before joining The Brink’s Company, Mr. Dziedzic was Chief Financial Officer for GE Aviation Services, a producer, seller and servicer of jet engines, turboprop and turbo shaft engines and related replacement parts, from March 2006 to May 2009.  Prior to this position, Mr. Dziedzic was Manager-Global Financial Planning & Analysis for GE Energy, a provider of products and services related to energy production, distribution and management, from January 2003 to February 2006.

Mr. Lennon was appointed Vice President and Chief Administrative Officer in 2005.  Prior to this position, he was the Vice President, Human Resources and Administration of The Brink’s Company from 1990 through 2005.

Mr. Marshall was appointed Vice President and General Counsel of The Brink’s Company in September 2008 and also held the office of Secretary from September 2008 to July 2009.   Prior to joining The Brink’s Company, Mr. Marshall was the Vice President, General Counsel and Secretary at Tredegar Corporation, a manufacturer of plastic films and aluminum extrusions, from October 2006 to September 2008.  Prior to this position, Mr. Marshall was the Assistant General Counsel and Secretary for The Brink’s Company from July 2006 to September 2006.  Prior to this position, Mr. Marshall was the Assistant General Counsel and Director-Corporate Governance and Compliance for The Brink’s Company from July 2004 to July 2006.  Prior to this position, Mr. Marshall was the Assistant General Counsel for The Brink’s Company from July 2000 to July 2004.

Messrs. Schumacher and Wheatley have served in their present positions for more than the past five years.

Ms. Landry was appointed Vice President-Tax of The Brink’s Company on July 10, 2009.  Prior to this position, Ms. Landry was Director of Taxes and Chief Tax Counsel of The Brink’s Company from December 2006 to July 2009.  Prior to this position, Ms. Landry was Senior Tax Counsel of The Brink’s Company from March 2004 to December 2006.

Mr. Leon is the Treasurer of The Brink’s Company.  Mr. Leon was hired in June 2008 and appointed to this position in July 2008. Before joining The Brink’s Company, Mr. Leon was the Assistant Treasurer for Universal Corporation, a leaf tobacco merchant and processor, from January 2007 to June 2008.  Prior to this position, Mr. Leon was the Assistant Treasurer for The Brink’s Company from July 2005 to January 2007.  Prior to this position, Mr. Leon had held various financial management positions with The Brink’s Company from February 1998 to July 2005.

Mr. McCullough was appointed Secretary of The Brink’s Company on July 10, 2009.  Prior to this position, Mr. McCullough was Assistant General Counsel and Director of Corporate Governance and Compliance of The Brink’s Company from October 2006 to July 2009, and served as Assistant Secretary from July 2007 to July 2009.  Prior to this position, Mr. McCullough had held various internal counsel positions with The Brink’s Company from July 2003 to October 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the symbol “BCO.”  As of February 17, 2010, there were approximately 2,000 shareholders of record of common stock.

The dividends declared and the high and low prices of our common stock for each full quarterly period within the last two years are as follows:

	2009 Quarters				2008 Quarters
	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Dividends declared per common share	$0.1000	0.1000	0.1000	0.1000	$0.1000	0.1000	0.1000	0.1000
Stock prices:
High	$32.36	31.28	30.66	26.89	$70.11	74.61	71.48	61.32
Low	20.73	25.79	25.00	22.23	49.04	65.23	57.68	18.19

We completed the spin-off of BHS on October 31, 2008.  See note 16 to the consolidated financial statements for a description of limitations of our ability to pay dividends in the future.

The following graph compares the cumulative 5-year total return provided to shareholders on The Brink’s Company’s common stock relative to the cumulative total returns of the S&P Midcap 400 index and the S&P Midcap 400 Commercial Services & Supplies Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2004, through December 31, 2009.

Source – Research Data Group, Inc.

Comparison of Five-Year Cumulative Total Return Among
Brink’s Common Stock, the S&P MidCap 400 Index and
the S&P Midcap 400 Commercial Services & Supplies Index (1)

	Years Ended December 31,
	2004	2005	2006	2007	2008	2009

The Brink's Company	$100.00	121.56	162.82	153.03	215.76	198.27
S&P Midcap 400 Index	100.00	112.55	124.17	134.08	85.50	117.46
S&P Midcap 400 Commercial Services & Supplies Index	$100.00	103.86	122.68	140.56	95.71	114.63
Copyright © 2010, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.
(1)
For the line designated as “The Brink’s Company” the graph depicts the cumulative return on $100 invested in The Brink’s Company’s common stock.  For the S&P Midcap 400 Index and the S&P Midcap 400 Commercial Services & Supplies Index, cumulative returns are measured on an annual basis for the periods from December 31, 2004, through December 31, 2009, with the value of each index set to $100 on December 31, 2004. Total return assumes reinvestment of dividends and the reinvestment of proceeds from the sale of the shares received related to the spin-off of our former monitored security business on October 31, 2008. We chose the S&P Midcap 400 Index and the S&P Midcap 400 Commercial Services & Supplies Index because we are included in these indices, which broadly measure the performance of mid-size companies in the United States market.

ITEM 6. SELECTED FINANCIAL DATA

Five Years in Review

(In millions, except per share amounts)	2009	2008	2007	2006	2005

Revenues and Income

Revenues	$3,135.0	3,163.5	2,734.6	2,354.3	2,113.3
Segment operating profit	213.4	271.9	223.3	184.1	119.5
Non-segment (a)	(46.6)	(43.4)	(62.3)	(73.4)	(82.0)
Operating profit	166.8	228.5	161.0	110.7	37.5

Income attributable to Brink’s:
Income (loss) from continuing operations	195.7	131.8	78.4	53.1	(3.3)
Income from discontinued operations (b)	4.5	51.5	58.9	534.1	151.1
Cumulative effect of change in accounting principle (c)	-	-	-	-	(5.4)
Net income attributable to Brink’s	$200.2	183.3	137.3	587.2	142.4

Financial Position

Property and equipment, net	$549.5	534.0	1,118.4	981.9	867.4
Total assets	1,879.8	1,815.8	2,394.3	2,188.0	3,036.9
Long-term debt, less current maturities	172.3	173.0	89.2	126.3	251.9
Brink’s shareholders’ equity	534.9	214.0	1,046.3	753.8	837.5

Supplemental Information

Depreciation and amortization	$135.1	122.3	110.0	93.0	88.0
Capital expenditures	170.6	165.3	141.8	113.8	107.8

Earnings (loss) per share attributable to Brink’s common shareholders

Basic:
Continuing operations	$4.14	2.85	1.68	1.06	(0.06)
Discontinued operations (b)	0.10	1.11	1.27	10.69	2.69
Cumulative effect of change in accounting principle (c)	-	-	-	-	(0.10)
Net income	$4.23	3.96	2.95	11.75	2.53

Diluted:
Continuing operations	$4.11	2.82	1.67	1.05	(0.06)
Discontinued operations (b)	0.10	1.10	1.25	10.58	2.69
Cumulative effect of change in accounting principle (c)	-	-	-	-	(0.10)
Net income	$4.21	3.93	2.92	11.64	2.53

Cash dividends	$0.4000	0.4000	0.3625	0.2125	0.1000

Weighted-average Shares

Basic	47.2	46.3	46.5	50.0	56.3
Diluted	47.5	46.7	47.0	50.5	56.3
(a)	Includes amounts not allocated to segment results.
(b)
Income from discontinued operations reflects the operations and gains and losses, if any, on disposal of our former home security, and air freight businesses, as well as the domestic cash handling operations in the United Kingdom.  Expenses related to postretirement obligations are recorded as a component of continuing operations after the respective disposal dates.  Adjustments to contingent liabilities are recorded within discontinued operations.

(c)
Our 2005 results of operations include a noncash after-tax charge of $5.4 million or $0.10 per diluted share to reflect the cumulative effect of a change in accounting principle pursuant to the adoption of FIN 47, Accounting for Conditional Asset Retirement Obligations, which is now part of FASB ASC Topic 410, Asset Retirement and Environmental Obligations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE BRINK’S COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009

OPERATIONS

The Brink’s Company

The Brink’s Company offers transportation and logistics management services for cash and valuables throughout the world.  These services include armored car transportation, automated teller machine (“ATM”) replenishment and servicing, currency deposit processing and cash management services.  Cash management services include cash logistics services (“Cash Logistics”), deploying and servicing safes and safe control devices (e.g. our patented CompuSafe® service), coin sorting and wrapping, integrated check and cash processing services (“Virtual Vault Services”), arranging secure transportation of valuables over long distances and around the world (“Global Services”),  providing bill payment acceptance and processing services to utility companies and other billers (“Payment Services”), and guarding services (including airport security).

Overview of Results
2009 versus 2008
Our revenues and operating profit declined in 2009.  Our segment margin declined in an environment that was extremely difficult for customers in the banking, retail, and diamond and jewelry sectors.   The operating profit decline was primarily due to a highly profitable monetary conversion project in Venezuela in 2008, a $23 million repatriation charge and higher retirement expenses, partially offset by a $14 million gain on an acquisition in India.   The $23 million repatriation charge was the result of our decision to repatriate 76 million bolivar fuertes from our Venezuelan operations at the parallel market rate.  In addition, newly acquired businesses helped revenues and operating profit in 2009.

2008 versus 2007
Brink’s delivered strong full-year results, despite an extremely challenging business environment that worsened as the year progressed, especially in the diamond and jewelry segment of our Global Services business.    The biggest contributor to the revenue increase in 2008 was $51 million related to the completed currency conversion project in Venezuela.  Operating profit improved due primarily to the currency conversion project in Venezuela and a gain from a sale of coal assets.

Outlook for 2010
We expect 2010 organic revenue growth in the low-to-mid single-digit percentage range from our 2009 revenue (Adjusted), and a segment operating profit margin between 7.0% and 7.5%.  We define organic revenue growth as revenue growth excluding changes in revenue for newly acquired or disposed businesses, and changes in revenue due to changes in currency exchange rates.  See page 38 for a summary of our 2010 Outlook.

General Overview
Management allocates resources to and makes operating decisions on a geographic basis. Our reportable segments include International and North America operations.  Our International segment includes three distinct regions: EMEA, Latin America and Asia Pacific. Our North America segment includes operations in the U.S. and Canada.

We believe that Brink’s has significant competitive advantages including:
•	brand name recognition
•	reputation for a high level of service and security
•	risk management and logistics expertise
•	global infrastructure and customer base
•	proprietary cash processing and information systems
•	proven operational excellence
•	high-quality insurance coverage and general financial strength

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

We measure financial performance on a long-term basis.  The key financial measures are:
•	Return on capital
•	Revenue and earnings growth
•	Cash flow generation

These and similar measures are critical components of our incentive compensation plans and performance evaluations.

Because of our emphasis on managing risks while providing a high level of service, we focus our marketing and selling efforts on customers who appreciate the value and breadth of our services, information and risk management capabilities, and financial strength.

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

Operating results may vary from period to period.  Since revenues are generated from charges per service performed or based on the value of goods transported, they can be affected by both the level of economic activity and the volume of business for specific customers.  As contracts generally run for one or more years, costs are incurred to prepare to serve, or to transition away, from a customer.  We also periodically incur costs to reduce operations when volumes decline, including costs to reduce the number of employees and close or consolidate branch and administrative facilities.  In addition, safety and security costs can vary depending on performance, cost of insurance coverage, and changes in crime rates (i.e., attacks and robberies).

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

Former Operations
On October 31, 2008, we completed the tax-free spin-off of Brink’s Home Security Holdings, Inc. (“BHS”), a former monitored security business in North America.  On August 5, 2007, we sold our domestic cash handling operations in the United Kingdom.  See “Discontinued Operations” for a description of the transactions and see “Liquidity and Capital Resources” for a description of the effect of these dispositions on our cash flow and financial position. We have reported the earnings and cash flows of these operations within discontinued operations for all periods presented.

We have significant liabilities associated with our former operations, primarily related to retirement plans, which are partially funded by plan trusts.  These trusts sustained significant market losses during the second half of 2008.

Information about our liabilities related to former operations is contained in the following sections of this report:
•	Non-segment Income (Expense) on page 32
•	Liquidity and Capital Resources – Contractual Obligations – on page 48
•	Application of Critical Accounting Policies – on page 52
•	Notes 3, 17 and 21 to the consolidated financial statements, which begin on page 83

RESULTS OF OPERATIONS

Consolidated Review

	GAAP			% Change		Adjusted (a)			% Change
Years Ended December 31,	2009	2008	2007	2009	2008	2009	2008	2007	2009	2008
(In millions, except per share amounts)

Revenues	$3,135	3,164	2,735	(1)	16	$2,897	2,990	2,616	(3)	14
Segment operating profit:
International	157	215	153	(27)	41	118	166	126	(29)	32
North America	57	57	70	(1)	(19)	57	57	70	(1)	(19)
Total segment operating profit (b)	213	272	223	(22)	22	175	223	196	(22)	14
Non-segment operating profit (c)	(47)	(43)	(62)	7	(30)	(38)	(43)	(62)	(12)	(30)
Total operating profit	167	229	161	(27)	42	137	180	134	(24)	34
Income from continuing operations (d)	196	132	78	48	68	66	107	66	(38)	62
Net income (d)	200	183	137	9	34	71	158	125	(55)	27

Diluted earnings per share:
Continuing operations	$4.11	2.82	1.67	46	69	$1.39	2.29	1.40	(39)	64
Net income	4.21	3.93	2.92	7	35	1.48	3.39	2.66	(56)	27
Amounts may not add due to rounding.

(a)
Adjusted financial information is contained on pages 39 - 40, including reconciliation to amounts reported under generally accepted accounting principles in the United States (“GAAP”).  Adjustments relate to the exchange rate used to translate operating results in Venezuela and transaction losses on repatriated cash, an exclusion of an acquisition-related gain, and exclusion of a release of a U.S. tax valuation allowance.

(b)
Total Segment operating profit is a non-GAAP measure.  This table reconciles the measure to operating profit, a GAAP measure.  We believe that our disclosure of total Segment operating profit allows investors a way to assess the total operating performance of Brink’s excluding Non-segment income (expenses).  We provide our outlook of total Segment operating profit and Non-segment income (expense) for 2010 on page 38.

(c)	Non-segment includes expenses related to corporate and former operations and other amounts not allocated to segment operating profit.
(d)	Amounts reported in this table are attributable to Brink’s and exclude earnings related to noncontrolling ownership interests in consolidated subsidiaries.

Overview
Our revenues and operating profit were down in 2009 compared to 2008.  A weak economy and the results from a highly profitable monetary conversion project in Venezuela included in 2008 made the comparison difficult.  Our income from continuing operations attributable to Brink’s and our earnings per share in 2009 were higher than 2008 primarily as a result of a release of a deferred tax valuation allowance.

Revenues and operating profit in 2008 improved from 2007 primarily due to organic growth in Latin America, including a large currency conversion project in Venezuela. Our income from continuing operations attributable to Brink’s and our earnings per share in 2008 were higher than 2007 primarily for the same reason, as well as a gain on the sale of certain assets of our former coal operations and lower retirement plans expense.

“Adjusted Results” are Non-GAAP Financial Measures
We provide an analysis of our results of operations below on both a GAAP and Adjusted basis.  The Adjusted analysis excludes certain income and expenses recorded under GAAP.  The supplemental disclosures are intended to assist readers in understanding our performance without the adjustments.  The adjustments are described in detail and are reconciled to our GAAP results on pages 39-40.  The adjustments relate to:

•	translating our Venezuelan results at a different rate of exchange,
•	currency exchange transaction losses on the repatriation of Venezuelan dividends,
•	a gain recognized upon acquiring a controlling interest in an operation in India, and
•	a release of a U.S. deferred tax asset valuation allowance.

Revenues

GAAP
2009 versus 2008
Revenues in 2009 were lower than 2008.

Revenues in 2009 decreased 1% primarily due to unfavorable changes in currency exchange rates ($146 million), mostly offset by the net positive effect of businesses acquired in 2009, net of dispositions ($97 million) and organic growth (see page 21 for our definition of “organic”).

Revenues increased 1% on an organic basis due mainly to higher average selling prices (including the effects of inflation in several Latin American countries), mostly offset by lower volumes in Global Services operations and the loss of guarding contracts in France.

2008 versus 2007
Revenues in 2008 were higher than 2007.
•	Our revenues increased 16% in 2008 compared to 2007 mainly due to higher volumes, including $51 million in incremental revenues from the conversion project in Venezuela.
•	Favorable changes in currency exchange rates increased revenues by 4% ($98 million) in 2008 over 2007.

Adjusted
2009 versus 2008
Revenues in 2009 were lower than 2008.

Revenues in 2009 decreased 3% primarily due to unfavorable changes in currency exchange rates ($194 million), partially offset by the net positive effect of businesses acquired and disposed in 2009 ($97 million).

Revenues remained flat on an organic basis compared to 2008.  Higher average selling prices (including the effects of inflation in several Latin American countries), were mostly offset by lower volumes in Global Services operations and the loss of guarding contracts in France.

2008 versus 2007
Revenues in 2008 were higher than 2007.
•	Our revenues increased 14% in 2008 compared to 2007 mainly due to higher volumes, including $25 million in incremental revenues from the conversion project in Venezuela.
•	Favorable changes in currency exchange rates increased our revenues by 4% ($107 million) in 2008 over 2007.

Operating Profit

GAAP
2009 versus 2008
Operating profit decreased 27% due mainly to
•	the inclusion in 2008 results of profits from the monetary conversion project in Venezuela that was completed in 2008,
•	a $12 million increase in restructuring and severance costs, primarily in Europe,
•	$6 million in accounting corrections in Belgium, and
•	higher non-segment expenses.

2008 versus 2007
Operating profit increased 42% due mainly to significant operating profit from the conversion project in 2008 and lower non-segment expenses, partially offset by lower results from our North America segment.

Adjusted
2009 versus 2008
Operating profit decreased 24% mainly due to
•	the inclusion in 2008 results of profits from the monetary conversion project in Venezuela that was completed in 2008,
•	a $12 million increase in restructuring and severance costs, primarily in Europe, and
•	$6 million in accounting corrections in Belgium,
partially offset by lower non-segment expenses.

2008 versus 2007
Operating profit increased 34% due mainly to lower non-segment expenses and significant operating profit from the conversion project in 2008, partially offset by lower results from our North America segment.

Income from continuing operations and Net income, and related per share amounts
(attributable to Brink’s)

GAAP
2009 versus 2008
Income from continuing operations and net income (and related per share amounts) was higher in 2009 compared to 2008 primarily as a result of a release of a deferred tax valuation allowance, as more fully described on page 52, partially offset by lower operating profits.

2008 versus 2007
Income from continuing operations and net income (and related per share amounts) was higher in 2008 compared to 2007 primarily as a result of a higher operating profits and a lower effective income tax rate.

Adjusted
2009 versus 2008
Income from continuing operations and net income (and related per share amounts) was lower in 2009 compared to 2008 primarily as a result of lower operating profits.

2008 versus 2007
Income from continuing operations and net income (and related per share amounts) was higher in 2008 compared to 2007 primarily as a result of a higher operating profits and a lower effective income tax rate.

Segment Operating Results

Segment Review
2009 versus 2008
GAAP
	Years Ended					Percentage
	December 31,					Change
		Organic	Acquisitions /	Currency
(In millions)	2008	Change	Dispositions	Change (a)	2009	Total	Organic

Revenues:
EMEA	$1,358.9	(21.8)	3.3	(82.9)	1,257.5	(7)	(2)
Latin America	800.6	74.7	80.4	(51.0)	904.7	13	9
Asia Pacific	71.8	(3.5)	11.6	(1.2)	78.7	10	(5)
International	2,231.3	49.4	95.3	(135.1)	2,240.9	-	2
North America	932.2	(28.3)	1.5	(11.3)	894.1	(4)	(3)
Revenues	$3,163.5	21.1	96.8	(146.4)	3,135.0	(1)	1

Operating profit:
International	$215.0	(59.5)	8.8	(7.5)	156.8	(27)	(28)
North America	56.9	-	0.1	(0.4)	56.6	(1)	-
Segment operating profit	$271.9	(59.5)	8.9	(7.9)	213.4	(22)	(22)

Segment operating margin:
International	9.6%				7.0%
North America	6.1%				6.3%
Segment operating margin	8.6%				6.8%

Adjusted (b)
	Years Ended					Percentage
	December 31,					Change
		Organic	Acquisitions /	Currency
(In millions)	2008	Change	Dispositions	Change (a)	2009	Total	Organic

Revenues:
EMEA	$1,358.9	(21.8)	3.3	(82.9)	1,257.5	(7)	(2)
Latin America	627.2	57.7	80.4	(98.5)	666.8	6	9
Asia Pacific	71.8	(3.5)	11.6	(1.2)	78.7	10	(5)
International	2,057.9	32.4	95.3	(182.6)	2,003.0	(3)	2
North America	932.2	(28.3)	1.5	(11.3)	894.1	(4)	(3)
Revenues	$2,990.1	4.1	96.8	(193.9)	2,897.1	(3)	-

Operating profit:
International	$166.2	(45.5)	8.8	(11.2)	118.3	(29)	(27)
North America	56.9	-	0.1	(0.4)	56.6	(1)	-
Segment operating profit	$223.1	(45.5)	8.9	(11.6)	174.9	(22)	(20)

Segment operating margin:
International	8.1%				5.9%
North America	6.1%				6.3%
Segment operating margin	7.5%				6.0%
(a)
The “Currency Change” amount in the table is the summation of the monthly currency changes.  The monthly currency change is equal to the Revenue or Operating Profit for the month in local currency, on a country-by-country basis, multiplied by the difference in rates used to translate the current period amounts to U.S. dollars versus the translation rates used in the year-ago month.

(b)
Adjusted financial information is contained on pages 39 - 40, including reconciliation to amounts reported under generally accepted accounting principles in the United States (“GAAP”).  Adjustments relate to the exchange rate used to translate operating results in Venezuela and transaction losses on repatriated cash, an exclusion of an acquisition-related gain, and exclusion of a release of a U.S. tax valuation allowance.

Segment Review
2009 versus 2008
Total Segment Operating Profit

GAAP
Segment operating profit decreased 22% in total and on an organic basis due mainly to
•	the inclusion in 2008 results of profits from the monetary conversion project in Venezuela that was completed in 2008,
•	a $12 million increase in restructuring and severance costs, primarily in Europe, and
•	$6 million in accounting corrections in Belgium.

Adjusted
Segment operating profit decreased 22%, and 20% on an organic basis, mainly due to
•	the inclusion in 2008 results of profits from the monetary conversion project in Venezuela that was completed in 2008,
•	a $12 million increase in restructuring and severance costs, primarily in Europe, and
•	$6 million in accounting corrections in Belgium.

International Segment

Total International
GAAP
Revenues in 2009 for our international segment were even with 2008 as
•	revenues in EMEA were 7% lower,
•	revenues in Latin America were 13% higher, and
•	revenues in Asia Pacific were 10% higher.

Operating profit in our international segment was 27% lower than 2008 as we earned lower profits in EMEA and Latin America.

 Adjusted
Revenues in 2009 for our international segment were 3% lower than 2008 as
•	revenues in EMEA were 7% lower,
•	revenues in Latin America were 6% higher, and
•	revenues in Asia Pacific were 10% higher.

Operating profit in our international segment was 29% lower than 2008 as we earned lower profits in EMEA and Latin America.

EMEA
GAAP
EMEA revenues were down 7% due mainly to
•	unfavorable currency impact ($83 million),
•	a loss of guarding contracts in France ($34 million), and
•	a sale of certain guarding operations in France
($5 million).

EMEA revenues were down 2% on an organic basis due to
•	the loss of guarding contracts in France ($34 million), and
•	continued pricing and volume pressure throughout region.

EMEA operating profit was down 65% due primarily to
•	higher severance costs (up $10 million) related to contract losses and turnaround efforts,
•	accounting corrections in Belgium ($6 million), and
•	Global Services being down across the region on weak diamond and jewelry demand.

Adjusted
The analysis of Adjusted results is the same as the analysis of our GAAP results.

Latin America
GAAP
Revenue in Latin America increased 13% on
•	higher CIT volume,
•	inflation-based price increases, and
•	an acquisition in Brazil ($74 million).

Revenue increased 9% on an organic basis on higher CIT volume throughout the region including inflation-based price increases.

Operating profit decreased 13% as 2008 included results from highly profitable monetary conversion project in Venezuela, and higher foreign currency transaction losses in Venezuela ($8 million) were partially offset by profit increased as a result of the Brazil acquisition ($10 million).

 Adjusted
Revenue in Latin America increased 6% on
•	higher CIT volume,
•	inflation-based price increases, and
•	an acquisition in Brazil ($74 million).

Revenue increased 9% on an organic basis on higher CIT volume throughout the region including inflation-based price increases.

Operating profit decreased 9% as 2008 included results from highly profitable monetary conversion project in Venezuela, partially offset by profit increased as a result of the Brazil acquisition ($10 million).

Asia-Pacific
GAAP
Revenue in Asia Pacific increased 10% due mainly to third-quarter acquisitions in India ($8 million) and China ($4 million).

Revenues on an organic basis and our operating profit were down due to lower diamond and jewelry demand.

Adjusted
The analysis of Adjusted results is the same as the analysis of our GAAP results.

North American Segment

GAAP
Revenues in North America were down 4% on lower volume in CIT and Global Services, partially offset by higher selling prices.  Operating profit in North America was flat with 2009 with revenue declines offset by cost reductions.

Adjusted
The analysis of Adjusted results is the same as the analysis of our GAAP results.

 Outlook for 2010
We expect 2010 organic revenue growth to be in the low-to-mid single-digit percentage range from our $2.9 billion of 2009 Adjusted revenue, and a segment operating profit margin to be between 7.0% and 7.5%.  See page 38 for a summary of our 2010 Outlook.

Segment Review
2008 versus 2007

GAAP
	Years Ended					Percentage
	December 31,					Change
(In millions)	2007	Organic Change	Acquisitions / Dispositions	Currency Change (a)	2008	As Reported	Organic

Revenues:
EMEA	$1,191.5	78.4	11.7	77.3	1,358.9	14	7
Latin America	594.2	186.4	1.0	19.0	800.6	35	31
Asia Pacific	62.6	8.0	-	1.2	71.8	15	13
International	1,848.3	272.8	12.7	97.5	2,231.3	21	15
North America	886.3	40.5	4.6	0.8	932.2	5	5
Revenues	$2,734.6	313.3	17.3	98.3	3,163.5	16	11

Operating profit:
International	$152.9	57.2	0.8	4.1	215.0	41	37
North America	70.4	(13.9)	0.3	0.1	56.9	(19)	(20)
Segment operating profit	$223.3	43.3	1.1	4.2	271.9	22	19

Segment operating margin:
International	8.3%				9.6%
North America	7.9%				6.1%
Segment operating margin	8.2%				8.6%

Adjusted (b)
	Years Ended					Percentage
	December 31,					Change
		Organic	Acquisitions /	Currency
(In millions)	2007	Change	Dispositions	Change (a)	2008	Total	Organic

Revenues:
EMEA	$1,191.5	78.4	11.7	77.3	1,358.9	14	7
Latin America	475.1	123.0	1.0	28.1	627.2	32	26
Asia Pacific	62.6	8.0	-	1.2	71.8	15	13
International	1,729.2	209.4	12.7	106.6	2,057.9	19	12
North America	886.3	40.5	4.6	0.8	932.2	5	5
Revenues	$2,615.5	249.9	17.3	107.4	2,990.1	14	10

Operating profit:
International	$125.7	35.7	0.8	4.0	166.2	32	28
North America	70.4	(13.9)	0.3	0.1	56.9	(19)	(20)
Segment operating profit	$196.1	21.8	1.1	4.1	223.1	14	11

Segment operating margin:
International	7.3%				8.1%
North America	7.9%				6.1%
Segment operating margin	7.5%				7.5%
(a)
The “Currency Change” amount in the table is the summation of the monthly currency changes.  The monthly currency change is equal to the Revenue or Operating Profit for the month in local currency, on a country-by-country basis, multiplied by the difference in rates used to translate the current period amounts to U.S. dollars versus the translation rates used in the year-ago month.

(b)
Adjusted financial information is contained on pages 39 - 40, including reconciliation to amounts reported under generally accepted accounting principles in the United States (“GAAP”).  Adjustments relate to the exchange rate used to translate operating results in Venezuela and transaction losses on repatriated cash, an exclusion of an acquisition-related gain, and exclusion of a release of a U.S. tax valuation allowance.

Segment Review
2008 versus 2007

Total Segment Operating Profit

GAAP
Segment operating profit increased 19% on an organic basis due mainly to significant operating profit from the conversion project in Venezuela in the first half of 2008, partially offset by lower results from our North America segment.

Adjusted
Segment operating profit increased 11% on an organic basis due mainly to significant operating profit from the conversion project in Venezuela in the first half of 2008, partially offset by lower results from our North America segment.

International Segment

Total International
GAAP
Revenues in 2008 for our international segment increased 21% from 2007 as
•	revenues in EMEA were 14% higher,
•	revenues in Latin America were 35% higher, and
•	revenues in Asia Pacific were 15% higher.

Operating profit in our international segment was 41% higher than in 2007 as we earned higher profits in EMEA and Latin America.

Adjusted
Revenues in 2008 for our international segment increased 19% from 2007 as
•	revenues in EMEA were 14% higher,
•	revenues in Latin America were 32% higher, and
•	revenues in Asia Pacific were 15% higher.

Operating profit in our international segment was 32% higher than in 2007 as we earned higher profits in EMEA and Latin America.

EMEA
GAAP
EMEA revenues were up 14% due mainly to
•	favorable currency impact ($77 million), and
•	organic revenue growth of 7%.

EMEA operating profit increased 6% due primarily to
•	favorable changes in currency exchange rates,
•	improved operating results in some countries despite higher labor costs and the overall economic slowdown caused by the global financial crisis,
•	strong performance of Global Services, and
•	lower security costs,
partially offset by
•	decreased volumes and
•	recessionary and competitive pricing pressures.

Adjusted
The analysis of Adjusted results is the same as the analysis of our GAAP results.

Latin America
GAAP
Revenue in Latin America increased 35% on
•	higher volumes across the region (including significant volumes from the conversion project),
•	normal inflationary price increases, and
•	favorable changes in currency exchange rates.

Revenue increased 31% on an organic basis on higher CIT volume throughout region including the conversion project and inflation-based price increases.

Operating profit increased 64% primarily due to the highly profitable monetary conversion project in Venezuela, and solid improvement in Brazil and Argentina.

Adjusted
Revenue in Latin America increased 32% on
•	higher volumes across the region (including significant volumes from the conversion project),
•	normal inflationary price increases, and
•	favorable changes in currency exchange rates.

Revenue increased 26% on an organic basis on higher CIT volume throughout region including the conversion project and inflation-based price increases.

Operating profit increased 57% primarily due to the highly profitable monetary conversion project in Venezuela, and solid improvement in Brazil and Argentina.

Asia-Pacific
GAAP
Revenues in Asia Pacific increased 15% and operating profit improved 8% due to higher diamond and jewelry demand.

Adjusted
The analysis of Adjusted results is the same as the analysis of our GAAP results.

North American Segment

GAAP
Revenues in North America increased 5% on higher CIT service volumes.  Operating profit in North America decreased 19% due to
•	higher spending on labor, fuel, selling, general and administrative expenses and employment-related legal settlement expenses, partially offset by
•	lower expense related to U.S. retirement plans and
•	a gain related to reductions in retirement benefit obligations in Canada.

Adjusted
The analysis of Adjusted results is the same as the analysis of our GAAP results.

Non-segment Income (Expense) (a)

	2009		2009	2008	2007
(In millions)	GAAP		Adjusted	GAAP and Adjusted	GAAP and Adjusted

Corporate and former operations:
General and administrative	$(38.1)		(38.1)	(48.8)	(49.7)
Strategic reviews and proxy matters	-		-	(4.8)	(3.6)
Retirement costs (primarily former operations)	(19.3)		(19.3)	2.7	(11.2)
Subtotal	(57.4)		(57.4)	(50.9)	(64.5)

Other amounts not allocated to segments:
Currency exchange transaction gains (losses)	(22.3)	(b)	0.2	(8.4)	0.5
Gains on acquiring control of equity method affiliates	14.9	(c)	1.0	-	-
Gains on sale of property and other assets	9.6		9.6	13.1	0.4
Royalty income:
Brand licensing fees from BHS	6.8		6.8	1.1	-
Other	1.8		1.8	1.7	1.3
Subtotal	10.8		19.4	7.5	2.2

Non-segment income (expense)	$(46.6)		(38.0)	(43.4)	(62.3)
(a)	Includes corporate, former operations and other amounts not allocated to segment results.
(b)	Includes $22.5 million in the fourth quarter of 2009 related to Venezuela repatriation of dividends at the parallel rate.
(c)	Relates primarily to acquisition of controlling interest of a CIT operation in India in the third quarter of 2009.

2009 versus 2008
GAAP
Non-segment expenses were $3 million higher, mainly due to
•	higher retirement expenses ($22 million);
•	higher foreign exchange losses ($14 million), including a $23 million repatriation charge;
•	lower gains on asset sales ($4 million);
mostly offset by
•	lower general and administrative expense ($11 million), including lower bonus accruals ($6 million);
•	a gain on an acquisition in India ($14 million);
•	higher royalty income ($6 million); and
•	lower costs for strategic reviews and proxy matters ($5 million).

Adjusted
Non-segment expenses were $5 million lower, mainly due to
•	lower general and administrative expense ($11 million), including lower bonus accruals ($6 million);
•	lower foreign exchange losses ($9 million);
•	higher royalty income ($6 million); and
•	lower costs for strategic reviews and proxy matters ($5 million)
partially offset by
•	higher retirement expenses ($22 million); and
•	lower gains on asset sales ($4 million).

Outlook for 2010
We believe that non-segment expenses will be approximately $56 million in 2010, or $9 million higher than 2009 primarily as a result of lower royalty income ($4 million) and higher general and administrative expenses ($3 million).  See page 38 for a summary of our 2010 Outlook.

2008 versus 2007
GAAP
Non-segment expenses decreased 30% in 2008 from 2007 mainly due to
•	lower retirement plan costs of $14 million and
•	higher gains on the sale of certain assets of our former coal operations (up $13 million), partially offset by
•	higher foreign currency transaction losses ($9 million).
The foreign currency losses primarily related to the remeasurement of foreign currency-denominated intercompany dividends.

Adjusted
The analysis of Adjusted non-segment expenses is the same as the analysis of our GAAP non-segment expenses.

Other Operating Income (Expense)

Other operating income (expense) includes segment and non-segment other operating income and expense.

	Years Ended December 31,			% change
(In millions)	2009	2008	2007	2009	2008

Foreign currency transaction losses	$(41.4)	(18.1)	(9.5)	129	91
Gain on acquiring control of an equity method affiliate	14.9	-	-	NM	-
Gains on sales of property and other assets	9.4	13.1	4.6	(28)	185
Royalty income	8.6	2.8	1.3	200 +	115
Share in earnings of equity affiliates	4.5	5.0	3.3	(10)	52
Impairment losses	(2.7)	(1.9)	(2.5)	42	(24)
Other	3.2	3.7	3.9	(14)	(5)
Other operating income (expense)	$(3.5)	4.6	1.1	NM	200 +

2009 versus 2008
Other operating income (expense) was worse in 2009 primarily as a result of
•	higher foreign currency transaction losses, including the $23 million loss from repatriating 76 million bolivar fuertes held in Venezuela at the parallel exchange rate;
•	lower gains on asset sales of $4 million;
partially offset by
•	gains that total $15 million primarily related to the acquisition of a controlling interest in India; and
•	royalty income from the licensing agreement with BHS was $6 million higher.

2008 versus 2007
Other operating income was better in 2008 compared to 2007 primarily as a result of
•	gains on sales of property and other assets, including a sale of coal assets to Massey Energy Company in 2008, that were in total $9 million higher;
•	royalty income mainly attributable to royalties from BHS was $2 million higher;
•	equity earnings were $2 million higher;
partially offset by
•	higher foreign currency transaction losses of $9 million in 2008, primarily related to the remeasurement of foreign currency-denominated intercompany dividends.

Nonoperating Income and Expense

Interest Expense

	Years Ended December 31,			% change
(In millions)	2009	2008	2007	2009	2008

Interest expense	$11.3	12.0	10.8	(6)	11

Interest expense in 2009 decreased mainly due to lower average interest rates. Interest expense in 2008 was higher than in 2007 due to higher average debt levels.

Interest and Other Income
	Years Ended December 31,			% change
(In millions)	2009	2008	2007	2009	2008

Interest income	$10.8	15.0	8.7	(28)	72
Other-than-temporary impairment of marketable securities	-	(7.1)	-	(100)	NM
Other, net	-	0.2	1.8	(100)	(89)
Total	$10.8	8.1	10.5	33	(23)

In 2009, interest income decreased due to lower interest rates and lower average levels of cash and cash equivalents in certain countries.  Our results in 2008 included a $7.1 million other-than-temporary impairment loss on marketable securities.

Interest income was higher in 2008 than in 2007 primarily due to higher average levels of cash and cash equivalents.

Income Taxes

Summary Rate Reconciliation – GAAP
	Years Ended December 31,
(In percentages)	2009	2008	2007

U.S. federal tax rate	35.0%	35.0%	35.0%
Increases (reductions) in taxes due to:
Adjustments to valuation allowances	(68.2)	(6.1)	4.0
Nondeductible repatriation charge	4.7	-	-
Nontaxable gain on India acquisition	(2.9)	-	-
Other	(5.3)	(5.3)	(2.0)
Income tax rate on continuing operations	(36.7%)	23.6%	37.0%

Summary Rate Reconciliation – Adjusted (a)
	Years Ended December 31,
(In percentages)	2009	2008	2007

U.S. federal tax rate	35.0%	35.0%	35.0%
Increases (reductions) in taxes due to:
Adjustments to valuation allowances	3.4	(7.8)	4.9
Other	(1.7)	(2.4)	0.1
Income tax rate on Adjusted continuing operations	36.7%	24.8%	40.0%
(a)	See pages 39-40 for a reconciliation of Adjusted results to GAAP.

Overview
Our effective tax rate has varied in the past three years from the statutory U.S. federal rate due to various factors, including:
•	changes in judgment about the need for valuation allowances
•	changes in the geographical mix of earnings
•	the nondeductible Venezuela repatriation charge
•	the nontaxable acquisition gains
•	timing of benefit recognition for uncertain tax positions
•	state income taxes

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

Outlook
The effective income tax rate for 2010 is expected to be between 36% and 39%. This higher forecasted range reflects the designation of Venezuela as highly inflationary for accounting purposes, effective January 1, 2010. This designation precludes the recognition of deferred tax benefits that result from inflationary indexing of assets and liabilities.  The higher forecasted 2010 rate is also due to the characterization of a French business tax as an income tax based upon legislative changes, also effective January 1, 2010.  Our effective tax rate may fluctuate materially from these estimates due to changes in forecasted permanent book-tax differences, the expected geographical mix of earnings, changes in valuation allowances or accruals for contingencies and other factors.

Continuing Operations
2009 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in 2009 was lower than the 35% U.S. statutory tax rate due to $117.8 million in lower tax expense primarily resulting from the reversal of a U.S. valuation allowance, $4.9 million in lower taxes due to the nontaxable India gain, partially offset by $7.9 million in higher taxes due to the nondeductible Venezuela repatriation charge.  (See Application of Critical Accounting Policies—Deferred Tax Asset Valuation Allowance on page 52 for an explanation of a description of our accounting policy, assumptions used and a sensitivity analysis).

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

2007 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in 2007 was higher than the 35% U.S. statutory tax rate primarily due to a $6.5 million increase related to a net increase in the valuation allowance for non-U.S. deferred tax assets partly offset by a $2.3 million decrease in the foreign tax provision primarily due to the geographical mix of earnings in the foreign jurisdictions.

Other
As of December 31, 2009, we have not recorded U.S. federal deferred income taxes on approximately $403 million of undistributed earnings of foreign subsidiaries and equity affiliates in accordance with Accounting Principles Board Opinion 23, Accounting for Income Taxes – Special Areas, as amended, which is now part of FASB ASC Topic 740, Income Taxes.  We expect that these earnings will be permanently reinvested in operations outside the U.S.  It is not practical to compute the estimated deferred tax liability on these earnings.

Noncontrolling Interests

	Years Ended December 31,			% change
(In millions)	2009	2008	2007	2009	2008

Net income attributable to noncontrolling interests	$31.7	39.8	22.8	(20)	75

The decrease in net income attributable to noncontrolling interests in 2009 was primarily due to a decrease in the earnings of our Venezuelan operations driven mainly by the absence of the 2008 profitable currency conversion project.

Income from Discontinued Operations

	Years Ended December 31,
(In millions)	2009	2008	2007

BHS:
Income from operations before tax (a)	$-	105.4	112.9
Expense associated with the spin-off	-	(13.0)	-

United Kingdom domestic cash handling operations:
Gain on sale	-	-	1.5
Loss from operations before tax (b)	-	-	(13.9)

Adjustments to contingencies of former operations:
Gain from FBLET refunds (see note 21)	19.7	-	-
BAX Global indemnification (see note 21)	(13.2)	-	-
Other	0.3	4.9	(0.1)
Income from discontinued operations before income taxes	6.8	97.3	100.4
Provision for income taxes	2.3	45.8	41.5
Income from discontinued operations	$4.5	51.5	58.9
(a)	Revenues of BHS were $442.4 million in 2008 (partial year) and $484.4 million in 2007.
(b)	Revenues of the United Kingdom domestic cash handling operations were $28.9 million in 2007 (partial year).

BHS Spin-off
On October 31, 2008, we completed the 100% spin-off of BHS, our former monitored security business in North America.  The spin-off of BHS was in the form of a tax-free stock distribution to our shareholders of record as of the close of business on October 21, 2008.  We distributed one share of BHS common stock for every share of our common stock outstanding. We contributed $50 million in cash to BHS at the time of the spin-off.  We also forgave all the existing intercompany debt owed by BHS to us as of the distribution date.  After the spin-off, we reclassified BHS’ results of operations, including previously reported results and non-segment expenses directly related to the spin-off, within discontinued operations.

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

Interest Expense
Interest expense included in discontinued operations was $0.3 million in 2008 and $0.6 million in 2007.  Interest expense recorded in discontinued operations includes only interest on third-party borrowings made directly by BHS and Brink’s United Kingdom domestic cash handling operations.

Adjustments to Contingent Assets and Liabilities of Former Operations
Adjustments to contingent assets and liabilities related to former operations, including those related to reclamation matters, worker’s compensation claims, and remaining legal contingencies are reported within discontinued operations.

Summary of Selected Results and Outlook

Below is a schedule to assist readers in locating the various estimates we have made about our future results.  For each estimate, there is a reference to another page in this document that contains a more detailed description of our expectation for the future.

	2007	2008	2009	2010
(In millions)	Actual	Actual	Actual	Outlook	Reference
Revenues :
GAAP	$2,735	3,164	3,135	*
Adjusted	2,616	2,990	2,897	*

Organic Revenue Growth:
GAAP	*	11%	1%	*
Adjusted	*	10%	-	Low-to-mid single-digit %	Page 28

Segment Operating Profit:
GAAP	$223	272	213	*
Adjusted	196	223	175	*

Segment Operating Margin:
GAAP	8.2%	8.6%	6.8%	7% - 7.5%	Page 28
Adjusted	7.5%	7.5%	6.0%	7% - 7.5%

Non-Segment – GAAP:
General and administrative	$50	49	38	41
Retirement plans	11	(3)	19	20
Royalty income	(1)	(3)	(9)	(5)
Other	2	-	(1)	-
Non-Segment – GAAP	$62	43	47	56	Page 32

Effective income tax rate:
GAAP	37%	24%	(37%)	36% - 39%**
Adjusted	40%	25%	37%	36% - 39%**	Page 35

Net income attributable to
noncontrolling interests:
GAAP	$23	40	32	*
Adjusted	15	24	19	*

Capital expenditures	$142	165	171	180 - 200	Page 43

Depreciation and amortization	$110	122	135	145 - 155	Page 43

*   Information not provided.
** The tax rate is expected to be higher in 2010 partially due to accounting for Venezuelan subsidiaries as operating in a highly inflationary economy and due to the characterization of a French business tax as an income tax based upon legislative changes, both effective January 1, 2010.  Also, the projected tax rates assume no change in judgment about deferred tax valuation allowances.

Adjusted Results – Reconciled to Amounts Reported under GAAP

Purpose of Adjusted Information

Adjusted results described in this filing are financial measures that are not required by, or presented in accordance with, U.S. generally accepted accounting principles (“GAAP”).  These adjusted results
a)	reflect the impact of reporting results from Venezuela at the less favorable parallel market exchange rate,
b)	exclude transaction losses on repatriated cash from Venezuela,
c)	exclude an acquisition gain in India, and
d)	exclude the tax valuation allowance release.

The purpose of the adjusted information is to provide users of financial information of The Brink’s Company an understanding of the effects of each of the items described above.  The adjusted information provides information to assist comparability and estimates of future performance.   Brink’s believes these measures are helpful in assessing operations and estimating future results, provide transparency to investors, and enable period-to-period comparability of financial performance.  Adjusted results should not be considered as an alternative to revenue, income or earnings per share amounts determined in accordance with GAAP and should be read in conjunction with their GAAP counterparts.

Explanation of Reconciling Items

The adjustments:

a.	Change from official rate to parallel rate translation in Venezuela

i.
Reduce segment operating income - International to reflect the operating results had they been translated using the parallel rate in effect at the time.  Results from Venezuela in 2007, 2008 and most of 2009 were translated at the official rate.

	Years Ended December 31,
(In millions)	2009	2008	2007

Revenues	$(237.9)	(173.4)	(119.1)
Operating profit	(43.0)	(48.8)	(27.2)

ii.
Increase segment operating income – International by $4.5 million in 2009.  The adjustment reverses certain currency exchange losses related to increases in cash held in U.S. dollars by the Venezuelan subsidiaries.

b.	Venezuela currency loss. Decrease non-segment expense by $22.5 million for the loss that was recognized in 2009 related to the repatriation of cash from Venezuela.
c.	Acquisition gain. Decrease other operating income – non-segment by $13.9 million for the gain recorded in 2009 related to an acquisition of a controlling interest in an Indian subsidiary.
d.	Tax benefit. Decrease income tax benefit by $117.8 million in 2009 for the release of a valuation allowance related to deferred tax assets in the U.S.

Adjusted Results – Reconciled to Amounts Reported Under GAAP (Continued)

	2009
	Reported	Change to	Venezuela	India
(In millions) (except for per share amounts)	GAAP Basis	Parallel Rate (a)	Currency Loss (b)	Acquisition Gain (c)	Tax Benefit (d)	Adjusted Basis
Revenues:
EMEA	$1,257.5	-	-	-	-	1,257.5
Latin America	904.7	(237.9)	-	-	-	666.8
Asia Pacific	78.7	-	-	-	-	78.7
International	2,240.9	(237.9)	-	-	-	2,003.0
North America	894.1	-	-	-	-	894.1
Revenues	$3,135.0	(237.9)	-	-	-	2,897.1

Operating profit:
International	$156.8	(38.5)	-	-	-	118.3
North America	56.6	-	-	-	-	56.6
Segment operating profit	213.4	(38.5)	-	-	-	174.9
Non-segment	(46.6)	-	22.5	(13.9)	-	(38.0)
Operating profit	$166.8	(38.5)	22.5	(13.9)	-	136.9

Income from continuing operations	$227.4	(33.5)	22.5	(13.9)	(117.8)	84.7

Net income attributable to Brink’s	$200.2	(20.5)	22.5	(13.9)	(117.8)	70.5

Amounts attributable to Brink’s:
Income from continuing operations	$195.7	(20.5)	22.5	(13.9)	(117.8)	66.0
Diluted earnings per share – continuing operations	4.11	(0.42)	0.47	(0.29)	(2.48)	1.39

	2008			2007
(In millions) (except for per share amounts)	Reported	Change to		Reported	Change to
	GAAP Basis	Parallel Rate (a)	Adjusted Basis	GAAP Basis	Parallel Rate (a)	Adjusted Basis
Revenues:
EMEA	$1,358.9	-	1,358.9	1,191.5	-	1,191.5
Latin America	800.6	(173.4)	627.2	594.2	(119.1)	475.1
Asia Pacific	71.8	-	71.8	62.6	-	62.6
International	2,231.3	(173.4)	2,057.9	1,848.3	(119.1)	1,729.2
North America	932.2	-	932.2	886.3	-	886.3
Revenues	$3,163.5	(173.4)	2,990.1	2,734.6	(119.1)	2,615.5

Operating profit:
International	$215.0	(48.8)	166.2	152.9	(27.2)	125.7
North America	56.9	-	56.9	70.4	-	70.4
Segment operating profit	271.9	(48.8)	223.1	223.3	(27.2)	196.1
Non-segment	(43.4)	-	(43.4)	(62.3)	-	(62.3)
Operating profit	$228.5	(48.8)	179.7	161.0	(27.2)	133.8

Income from continuing operations	$171.6	(41.1)	130.5	101.2	(20.4)	80.8

Net income attributable to Brink’s	$183.3	(25.1)	158.2	137.3	(12.4)	124.9

Amounts attributable to Brink’s:
Income from continuing operations	$131.8	(25.1)	106.7	78.4	(12.4)	66.0
Diluted earnings per share – continuing operations	2.82	(0.53)	2.29	1.67	(0.27)	1.40
See page 39 for explanation of footnotes.

Foreign Operations

We operate in more than 50 countries outside the U.S.

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

Our international operations conduct a majority of their business in local currencies. Because our financial results are reported in U.S. dollars, they are affected by changes in the value of various local currencies in relation to the U.S. dollar. Brink’s Venezuela is subject to local laws and regulatory interpretations that determine the exchange rate at which repatriating dividends may be converted.  See Application of Critical Accounting Policies—Foreign Currency Translation on page 59 for a description of our accounting methods and assumptions used to include our Venezuelan operation in our consolidated financial statements, and a description of the accounting for subsidiaries operating in highly inflationary economies.

Changes in exchange rates may also affect transactions which are denominated in currencies other than the functional currency.  From time to time, we use foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies, as discussed in Item 7A on page 63.  At December 31, 2009, no material foreign currency forward contracts were outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Over the last three years, we have used cash generated from our continuing operations to
•
invest in the infrastructure of our business (new facilities, cash sorting and other equipment for our cash logistics operations, armored trucks,  CompuSafe® units, and customer-facing and back-office information technology) ($478 million),

•	make voluntarily contributions to our primary U.S. pension plan ($105 million, including $92 million in 2009),
•	acquire businesses ($100 million including $75 million in BRIC (Brazil, Russia, India and China) countries in 2009),
•	repurchase shares of our stock ($66 million), and
•	pay dividends ($53 million).

In addition, we contributed $50 million to our home security business prior to the spin off of the business to our shareholders in 2008.  During the last three years, our net debt only increased $20 million primarily as a result of $794 million of cash provided by operations before contributions to our U.S. pension plans.

Outlook
•
We continue to consider acquisition opportunities in the secure transportation and cash logistics industry (our Organic Growth Strategy) and in other security markets (our Adjacent Growth Strategy).  We may use our cash from operations and borrowings to fund the purchase of these acquisitions.

•
We may be required to contribute cash to our U.S. pension plans in the future, and the amount of contributions may exceed the amount of cash provided by our U.S. subsidiaries.  We may choose to borrow cash in the U.S. rather than pay incremental taxes to use cash held by certain of our international operations to fund these obligations.

•
We began translating cash flows from our Venezuelan operations at the parallel rate rather than the official rate.  As a result, our cash flow amounts reported for these operations will be lower than the past, and our consolidated statements of cash flows in the future will include smaller amounts related to these operations, which will affect the comparability of these statements in the future.

Summary Cash Flow Information

	Years Ended December 31,			$ change
(In millions)	2009	2008	2007	2009	2008

Cash flows from operating activities
Continuing operations:
Before contributions to U.S. pension plan	$264.1	254.4	275.0	$9.7	(20.6)
Contributions to primary U.S. pension plan	(92.4)	-	(13.0)	(92.4)	13.0
Subtotal	171.7	254.4	262.0	(82.7)	(7.6)
Discontinued operations	23.5	172.7	191.7	(149.2)	(19.0)
Operating activities	195.2	427.1	453.7	(231.9)	(26.6)

Cash flows from investing activities
Capital expenditures	(170.6)	(165.3)	(141.8)	(5.3)	(23.5)
Acquisitions	(74.6)	(11.7)	(13.4)	(62.9)	1.7
Cash held by BHS at the spin-off date	-	(50.0)	-	50.0	(50.0)
Other	4.1	17.9	13.2	(13.8)	4.7
Discontinued operations	-	(150.8)	(175.5)	150.8	24.7
Investing activities	(241.1)	(359.9)	(317.5)	118.8	(42.4)

Cash flows before financing activities	$(45.9)	67.2	136.2	$(113.1)	(69.0)

Operating Activities

Operating cash flows decreased by $231.9 million in 2009 as cash flows from both our continuing and discontinued operations were lower compared to 2008.  The decrease in operating cash flows from continuing operations was mainly due to the third-quarter 2009 contribution to our primary U.S. pension plan, of which $92.4 million was made in cash. While not affecting our cash flow, we also contributed $57.6 million in Brink’s stock to our pension, for a total contribution of $150 million to the plan.  The pension contribution cash outflow was partially offset by $43 million in income tax refunds, much of which were primarily the result of tax deductions associated with the cash and stock contribution to the pension plan.  Lower operating profit in 2009 also had a negative effect on cash flows from operations although we used less cash for working capital needs.

The decrease in operating cash flows related to discontinued operations was primarily due to BHS’ cash flows in 2008 exceeding FBLET cash refunds, the primary source of operating cash flows from discontinued operations in 2009.

Our operating cash flows decreased by $26.6 million in 2008 compared to 2007, primarily as a result of $22.8 million less cash provided by our discontinued BHS operation, which only had ten months of operations in 2008, as well as expenses for professional and legal fees to spin off the operation.  In addition, our continuing operations (before voluntary contributions to our U.S. pension plan) provided $20.6 million less cash from operations than the prior year.  The decrease was primarily due to higher professional, legal and advisory fees for shareholder initiatives, and higher cash usage for working capital needs, partially offset by higher segment operating profit.  We voluntarily contributed $13 million to our primary U.S. pension plan in 2007.

Investing Activities

Cash flows from investing activities used $118.8 million less cash in 2009 versus 2008 primarily due to the spin-off of BHS in 2008.  BHS used $150.8 million in 2008 primarily for the installation of home security equipment for customers, and we contributed $50 million to BHS at the date of the spin-off.  Our continuing operations used more cash for investing activities in 2009 compared to 2008 for business acquisitions and higher capital expenditures, partially offset by proceeds from the sale of assets.

As discussed in note 6 to the consolidated financial statements, we acquired operations in Brazil ($47.6 million) and India ($22.2 million) during 2009.

Proceeds from the disposition of assets in 2008 included the sale of certain coal assets for $10 million, and the total proceeds in 2008 were approximately the same as 2007.  Cash flows for acquisitions in 2008 were also approximately the same as 2007.

Capital expenditures and depreciation and amortization are as follows:

	Outlook		Years Ended December 31,			$ change
(In millions)	2010		2009	2008	2007	2009	2008

Capital expenditures:
International	$	*	103.1	112.7	94.8	$(9.6)	17.9
North America		*	67.5	52.6	47.0	14.9	5.6
Capital expenditures		$180-200	170.6	165.3	141.8	$5.3	23.5

Depreciation and amortization:
International	$	*	97.5	90.5	79.7	$7.0	10.8
North America		*	37.6	31.8	30.3	5.8	1.5
Depreciation and amortization		$145-155	135.1	122.3	110.0	$12.8	12.3
*	Not provided.

Capital expenditures in 2009 were slightly higher than the same period of 2008.
•	Capital expenditures in 2009 were primarily for new cash processing and security equipment, armored vehicles, and information technology.
•	Higher capital expenditures in our North America segment were partially offset by a decrease in our International segment.
•
The increase in our North America segment was mainly due to higher expenditures for armored vehicles, as we elected to buy rather than lease these vehicles, as well as increased spending on CompuSafe® units.

•	The decrease in Brink’s International capital expenditures from the prior-year period was due to lower spending overall, as well as the impact of changes in currency exchange rates.

We had $23.5 million higher capital expenditures in 2008 versus 2007 primarily for new facilities, cash processing and security equipment, armored vehicles, and information technology.

Capital expenditures have exceeded depreciation and amortization in the last several years and this trend is expected to continue in the next several years as a result of growth in the infrastructure of our operations, including new branch facilities and leasehold improvements, growth in CompuSafe® assets, technology investments, and investment in the safety and security of our operations.

Financing Activities

Summary of Financing Activities

	Years Ended December 31,
(In millions)	2009	2008	2007

Cash provided (used) by financing activities
Borrowings and repayments:
Short-term debt	$(0.9)	(4.4)	(23.2)
Long-term revolving credit facilities	(10.1)	93.5	(33.5)
Other long-term debt	(11.3)	(12.6)	(5.2)
Cash proceeds from sale-leaseback transactions	13.6	-	-
Repurchase shares of common stock of Brink’s	(6.9)	(56.6)	(2.7)
Dividends attributable to:
Shareholders of Brink’s	(18.4)	(18.2)	(16.5)
Noncontrolling interests in subsidiaries	(13.7)	(12.4)	(7.2)
Proceeds and tax benefits related to stock compensation and other	1.1	11.1	18.0
Discontinued operations, net	-	-	(14.8)
Cash flows from financing activities	$(46.6)	0.4	(85.1)

During the first three months of 2009, we used $6.1 million to purchase 234,456 shares of our common stock at an average cost of $26.20 per share. We also used $0.8 million in the first three months of 2009 to settle share purchases initiated in December 2008.  We have made no subsequent purchases in 2009.  During 2008, we purchased 983,800 shares of our common stock at an average cost of $57.41 per share.  The 2008 purchases were settled in 2008 ($55.7 million) and in January 2009 ($0.8 million). During 2007, we purchased 60,500 shares of common stock at an average cost of $60.30 per share.  The 2007 purchases were settled in 2007 ($2.7 million) and in January 2008 ($0.9 million).

Our operating liquidity needs are typically financed by short-term debt and the Revolving Facility, described below. In 2009, we reduced the overall balance of our bank credit facilities through debt repayments.

Dividends

Our regular quarterly dividend was increased to an annual rate of 40 cents per share from 25 cents per share beginning with the dividend paid in the second quarter of 2007.  On January 21, 2010, the board declared a regular quarterly dividend of 10 cents per share payable on March 1, 2010.  Future dividends are dependent on our earnings, financial condition, shareholder equity levels, cash flow and business requirements, as determined by the board of directors.

Capitalization

We use a combination of debt, leases and equity to capitalize our operations.  As described on page 48, we made a voluntary contribution of $150 million to our primary U.S. pension plan in the third quarter of 2009, which included 2,260,738 shares of Brink’s common stock, which was valued at $57.6 million at the date of the contribution.

As of December 31, 2009, debt as a percentage of capitalization (defined as total debt and shareholders’ equity) was 25% compared to 38% at December 31, 2008.  The decrease resulted from a higher level of shareholders’ equity which more than offset the increase in debt of $7 million.  Equity increased in 2009 primarily as a result of other comprehensive income associated with the increased value of assets held by retirement plans, the contribution of Brink’s common stock to the U.S. pension plan as well as the generation of $196 million in income from continuing operations.

Summary of Debt, Equity and Other Liquidity Information

	Amount available
	under credit facilities	Outstanding Balance
	December 31,	December 31,
(In millions)	2009	2009	2008	$ change (a)

Debt:
Multi-currency revolving facilities	$28	$6.5	5.3	$1.2
Revolving Facility	302	98.0	106.8	(8.8)
Letter of Credit Facility	9	-	-	-
Dominion Terminal Associates bonds	-	43.2	43.2	-
Capital leases	-	32.8	18.1	14.7
Other	-	15.1	15.2	(0.1)
Debt	$339	$195.6	188.6	$7.0

Total equity		$595.8	305.3	$290.5
(a)	In addition to cash borrowings and repayments, the change in the debt balance also includes changes in currency exchange rates and new capital lease agreements.

Net Debt (Cash) and Reconciliation to GAAP Measures

	December 31,
(In millions)	2009	2008	$ change

Short-term debt	$7.2	7.2	-
Long-term debt	188.4	181.4	7.0
Debt	195.6	188.6	7.0
Less cash and cash equivalents	(143.0)	(250.9)	107.9
Net Debt (Cash) (a)	$52.6	(62.3)	114.9
(a)	Net Debt (Cash) is a non-GAAP measure. Net Debt (Cash) is equal to short-term debt plus the current and noncurrent portion of long-term debt (“Debt” in the tables), less cash and cash equivalents.

Net Debt (Cash) is a supplemental financial measure that is not required by, or presented in accordance with GAAP.  We use Net Debt (Cash) as a measure of our financial leverage.  We believe that investors also may find Net Debt (Cash) to be helpful in evaluating our financial leverage. Net Debt (Cash) should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our consolidated balance sheets.  Set forth above is a reconciliation of Net Debt (Cash), a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP, as of December 31, 2009, and December 31, 2008.

Net Debt (Cash) position changed primarily due to the decrease in the cash and cash equivalents balance. Items that affected cash and cash equivalents during 2009 were:

•	After-tax U.S. pension plan contribution ($62 million)
•	Acquisitions net of cash acquired ($75 million)
•	Venezuela repatriation and translation at less favorable parallel market rate ($45 million)
•	Other net inflows, including FBLET refund, additional U.S. tax refunds and cash from operations, less foreign tax payments

Debt
We have an unsecured $400 million revolving bank credit facility (the “Revolving Facility”) with a syndicate of banks.  The Revolving Facility’s interest rate is based on LIBOR plus a margin, prime rate, or competitive bid.  The Revolving Facility allows us to borrow (or otherwise satisfy credit needs) on a revolving basis over a five-year term ending in August 2011.  As of December 31, 2009, $302.0 million was available under the Revolving Facility.  Amounts outstanding under the Revolving Facility as of December 31, 2009, were denominated primarily in U.S. dollars and to a lesser extent in Canadian dollars.

The margin on LIBOR borrowings under the Revolving Facility which can range from 0.140% to 0.575%, depending on our credit rating, was 0.350% at December 31, 2009.  When borrowings and letters of credit under the Revolving Facility are in excess of $200 million, the applicable interest rate is increased by 0.100% or 0.125%.  We also pay an annual facility fee on the Revolving Facility based on our credit rating.  The facility fee, which can range from 0.060% to 0.175%, was 0.100% at the end of 2009.

We have an unsecured $135 million letter of credit facility with a bank (the “Letter of Credit Facility”).  The Letter of Credit Facility expires in July 2011.  As of December 31, 2009, $8.9 million was available under the Letter of Credit Facility.  The Revolving Facility and the multi-currency revolving credit facilities (described below) are also used for the issuance of letters of credit and bank guarantees.

We have two unsecured multi-currency revolving bank credit facilities with a total of $50.0 million in available credit, of which approximately $27.9 million was available at December 31, 2009.  Interest on these facilities is based on LIBOR plus a margin.  The margin ranges from 0.14% to 2.5%.  The two facilities expire in December 2011. We also have the ability to borrow from other banks under short-term uncommitted agreements.  Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

The Revolving Facility, the Letter of Credit Facility and the two unsecured multi-currency revolving bank credit facilities contain subsidiary guarantees and various financial and other covenants.  The financial covenants, among other things, limit our total indebtedness, limit asset sales, limit the use of proceeds from asset sales and provide for minimum coverage of interest costs.  The credit agreements do not provide for the acceleration of payments should our credit rating be reduced.  If we were not to comply with the terms of our various loan agreements, the repayment terms could be accelerated and the commitments could be withdrawn.  An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  We were in compliance with all of these financial covenants at December 31, 2009.

We have $43.2 million of bonds issued by the Peninsula Ports Authority of Virginia recorded as debt on our balance sheet.  Although we are not the primary obligor of the debt, we have guaranteed the debt and we believe that we will ultimately pay this obligation.  The guarantee originated as part of a former interest in Dominion Terminal Associates, a deep water coal terminal. We continue to pay interest on the debt.    The bonds bear a fixed interest rate of 6.0% and mature in 2033.  The bonds may mature prior to 2033 upon the occurrence of specified events such as the determination that the bonds are taxable or if we fail to abide by the terms of the guarantee.

Based on our current cash on hand, amounts available under our credit facilities and current projections of cash flows from operations, we believe that we will be able to meet our liquidity needs for more than the next 12 months.

Equity
At December 31, 2009, we had 100 million shares of common stock authorized and 47.9 million shares issued and outstanding.

Share Purchases
On September 14, 2007, our board of directors authorized the purchase of up to $100 million of our outstanding common shares.  The repurchase authorization does not have an expiration date.  Under the program, we used $56.3 million to purchase 883,800 shares of common stock between December 5, 2007, and May 2, 2008, at an average price of $63.67 per share.  We used an additional $3.9 million to purchase 160,500 shares of common stock in the fourth quarter of 2008, at an average price of $24.03 per share.  In the first quarter of 2009, we used an additional $6.1 million to purchase 234,456 shares of common stock at an average price of $26.20 per share.  No shares were purchased in the second, third or fourth quarters of 2009.  As of December 31, 2009, we had $33.7 million under this program available to purchase shares.

Dividends
We paid regular quarterly dividends on our Common Stock during the last three years.  On January 21, 2010, the board declared a regular quarterly dividend of 10 cents per share payable on March 1, 2010.  Future dividends are dependent on the earnings, financial condition, shareholder equity levels, cash flow and business requirements of the Company, as determined by the board of directors.

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

Through 2007, shares of common stock were voted by the trustee in the same proportion as the shares of common stock voted by our employees participating in our 401(k) plan.  Our 401(k) plan divested all shares of our common stock in January 2008.  After the 401(k) plan divested all shares of Company common stock, shares of the trust were not voted in matters voted on by shareholders.

Preferred Stock
At December 31, 2009, we have the authority to issue up to 2.0 million shares of preferred stock, par value $10 per share.

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

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2009.

	Estimated Payments Due by Period
						Later
(In millions)	2010	2011	2012	2013	2014	Years	Total

Contractual obligations:
Long-term debt obligations	$2.3	106.3	1.5	1.2	1.0	43.3	155.6
Capital lease obligations	13.8	6.0	3.5	2.5	1.9	5.1	32.8
Operating lease obligations	79.2	62.7	48.7	31.4	24.9	46.2	293.1
Purchase obligations:
Service contracts	9.6	5.4	0.3	-	-	-	15.3
Other	1.8	0.4	0.2	0.2	0.2	0.5	3.3
Other long-term liabilities reflected on the
Company’s balance sheet under GAAP:
Primary U.S. pension plan	-	-	27.7	38.4	30.6	41.6	138.3
Other retirement obligations:
UMWA plans	-	-	-	-	-	419.0	419.0
Black lung and other plans	6.3	6.0	5.6	5.3	4.9	50.6	78.7
Workers compensation
and other claims	25.4	12.6	6.9	4.7	3.5	18.6	71.7
Uncertain tax positions	8.0	-	-	-	-	-	8.0
Other	1.9	13.7	0.8	0.8	0.7	10.7	28.6
Total	$148.3	213.1	95.2	84.5	67.7	635.6	1,244.4

U.S. Retirement Plans
Pension Plans
Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement.  On January 1, 2009, there were approximately 21,100 beneficiaries in the plans.  In 2009, we contributed $150 million to the primary U.S. pension plan, which helped reduce the underfunded status of U.S. plans to $152 million.  We are not required to make additional contributions until 2012.  The Contractual Obligations table above includes the required contributions to comply with the minimum funding requirements of the Pension Protection Act of 2006 based on actuarial assumptions at the end of 2009.  We have elected the asset-smoothing basis of computing asset values for funding purposes to reduce the volatility of future required contributions to the plans.  The amount of these required contributions may vary as they are subject to potential changes in asset values, discount rates on future obligations, assumed rates of return, and potential legislative action.  We may elect to make voluntary contributions to achieve certain threshold funding levels.  Based on current assumptions, the underfunded status is expected to decline from 2010 through 2013 and become fully funded under GAAP in 2014.

UMWA Plans
Retirement benefits related to former coal operations include medical benefits provided by the Pittston Coal Group Companies Employee Benefit Plan for UMWA Represented Employees.   On January 1, 2009, there were approximately 4,700 beneficiaries in the UMWA plans.  In 2007, we began using the assets of the plans to fund the majority of the benefit payments required under our UMWA retirement medical plans.  Based on our funding assumptions as of December 31, 2009, we do not expect to make additional contributions to these plans until 2026.

We and certain current and former subsidiaries are jointly and severally liable for approximately $234 million of retirement obligations.  We have funded a significant portion of these obligations in the past.  We have recognized the obligations, net of funded amounts in our financial statements.  We have indemnified BHS and the purchasers of BAX Global and natural resources assets for their contingent obligation.

Black Lung and other plans
Under the Federal Black Lung Benefits Act of 1972, Brink’s is also responsible for paying lifetime black lung benefits to miners and their dependents for claims filed after June 30, 1973.  The unfunded balance and cash payments related to black lung are expected to decline over time due to mortality.  On December 31, 2009, there were approximately 700 black lung beneficiaries in the plan.

We also have a plan that provides retirement health care benefits to certain eligible salaried employees.  Benefits under this plan are not indexed for inflation.

The Contractual Obligations table above includes payments projected to be paid with our corporate funds and does not include payments made with retirement plan assets.

Underfunded (Overfunded) Status of U.S. Retirement Plans – Actual and Projected

	Actual	Projected
(in millions)	2009	2010	2011	2012	2013	2014

U.S. pension plans
Beginning balance	$329.2	152.3	141.4	129.4	87.4	29.4
Net periodic pension credit (a)	(13.5)	(20.3)	(17.7)	(15.7)	(16.1)	(21.8)
Payment from Brink’s	(150.0)	-	-	(27.7)	(38.4)	(30.6)
Benefit plan experience (gain) loss	(9.2)	11.0	7.4	3.0	(1.1)	-
Other	(4.2)	(1.6)	(1.7)	(1.6)	(2.4)	(1.3)
Ending underfunded (overfunded) balance	$152.3	141.4	129.4	87.4	29.4	(24.3)

UMWA plans
Beginning balance	$207.5	157.5	158.5	159.9	161.8	164.2
Net periodic postretirement cost (a)	3.2	1.0	1.4	1.9	2.4	3.0
Payment from Brink’s	(0.5)	-	-	-	-	-
Benefit plan experience gain	(52.7)	-	-	-	-	-
Ending underfunded balance	$157.5	158.5	159.9	161.8	164.2	167.2

Black lung and other plans
Beginning balance	$48.6	47.1	43.2	39.4	35.9	32.5
Net periodic postretirement cost (a)	1.4	2.4	2.2	2.1	1.9	1.8
Payment from Brink’s	(7.6)	(6.3)	(6.0)	(5.6)	(5.3)	(4.9)
Benefit plan experience loss	4.5	-	-	-	-	-
Other	0.2	-	-	-	-	-
Ending unfunded balance	$47.1	43.2	39.4	35.9	32.5	29.4
(a)	Excludes amounts reclassified from accumulated other comprehensive income.

Summary of Total Expenses Related to U.S. Retirement Liabilities

This table summarizes actual and projected expense (income) related to U.S. retirement liabilities.  Most expenses are allocated to non-segment results, with the balance allocated to North American operations. The market value of the investments used to pay benefits for our retirement plans significantly declined in 2008.  Expenses related to our U.S pension plans are expected to increase over the next few years as market losses are amortized into earnings from other comprehensive income.  See Application of Critical Accounting Policies—Retirement Benefit Obligations on pages 54-58 for a description of our accounting policies, assumptions used, and various sensitivity analyses.

	Actual	Projected
(in millions)	2009	2010	2011	2012	2013	2014

U.S. pension plans	$(4.1)	(0.7)	5.9	11.7	14.0	3.1
UMWA plans	19.9	16.5	16.2	16.1	16.0	16.0
Black lung and other plans	2.9	2.9	2.9	2.8	2.6	2.5
Total	$18.7	18.7	25.0	30.6	32.6	21.6

Amounts allocated to:
North American segment	$(2.0)	(0.8)	1.7	4.0	4.9	0.7
Non-segment	20.7	19.5	23.3	26.6	27.7	20.9

Total	$18.7	18.7	25.0	30.6	32.6	21.6

Summary of Total Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants

This table summarizes actual and estimated payments
•	from Brink’s to U.S. retirement plans, and
•	from the plans to participants.

	Actual	Projected
(in millions)	2009	2010	2011	2012	2013	2014

Payments from Brink’s to U.S. Plans
U.S. pension plans	$150.0	-	-	27.7	38.4	30.6
UMWA plans	0.5	-	-	-	-	-
Black lung and other plans (a)	7.6	6.3	6.0	5.6	5.3	4.9
Total	$158.1	6.3	6.0	33.3	43.7	35.5
(a)These plans are not funded.

Payments from U.S. Plans to participants
U.S. pension plans	$36.1	40.3	42.0	43.6	46.2	47.0
UMWA plans	36.4	36.4	37.2	37.6	38.0	37.6
Black lung and other plans	7.6	6.3	6.0	5.6	5.3	4.9
Total	$80.1	83.0	85.2	86.8	89.5	89.5

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of December 31, 2009.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

Contingent Matters

Income Tax
We are subject to tax examinations in various U.S. and foreign jurisdictions.  We have approximately $19.0 million of unrecognized tax benefits at December 31, 2009.  The amount of the unrecognized tax benefits has been measured in accordance with FASB ASC Topic 740, Income Taxes.  The amount of tax benefits ultimately recognized for open tax periods at December 31, 2009, will depend on the final outcome of the various issues that may arise during an examination, and the tax benefit recognized may be materially different from that amount as measured under FASB ASC Topic 740.

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

Former operations
BAX Global, a former business unit, is defending a claim related to the apparent diversion by a third party of goods being transported for a customer.  During 2009, BAX Global advised us that it is probable that it will be deemed liable for this claim.   We have contractually indemnified the purchaser of BAX Global for this contingency.  Although it is possible that this claim ultimately may be decided in favor of BAX Global, we have accrued €9 million ($13 million at December 31, 2009) related to this matter.  We recognized the expense in discontinued operations.  We believe we have insurance coverage applicable to this matter and that it will be resolved without a material adverse effect on our liquidity, financial position or results of operations.

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

Accounting Policies
We establish valuation allowances in accordance with FASB ASC Topic 740, Income Taxes, when we estimate it is not more likely than not that a deferred tax asset will be realized.  We decide to record valuation allowances primarily based on an assessment of historical earnings and future taxable income that incorporates prudent, feasible tax-planning strategies.  We assess deferred tax assets on an individual jurisdiction basis.  Changes in tax statutes, the timing of deductibility of expenses or expectations for future performance could result in material adjustments to our valuation allowances, which would increase or decrease tax expense.  Our valuation allowances are as follows:

Valuation Allowances

	December 31,
(In millions)	2009	2008

U.S.	$9.8	151.0
Non-U.S.	35.6	32.6
Total	$45.4	183.6

Application of Accounting Policies

U.S. Deferred Tax Assets

Our deferred tax assets before valuation allowances increased significantly in 2008 primarily as a result of higher U.S. retirement obligations.  At the end of 2008, we expected that future taxable income of our U.S. operations would not have been sufficient to realize the entire benefit from the future tax deductions associated with these obligations.  We therefore concluded that approximately $145.5 million of U.S. federal and state net deferred tax assets would not have been realized and provided a valuation allowance for these assets in other comprehensive income (loss).  Our deferred tax assets, before valuation allowances, decreased in 2009 as a result of an increase in retirement asset values from the equity market improvement and our contribution to the primary U.S. pension plan. The likelihood of realizing additional amounts of the remaining deferred tax assets improved due to improving market conditions, including credit markets.  As a result, we revised our estimate of the amount of U.S. valuation allowances needed and reversed $117.8 million in income from continuing operations.

We used various estimates and assumptions to evaluate the need for the valuation allowance in the U.S.  These included
•	projected revenues and operating income for our U.S. entities,
•	estimated required contributions to our U.S. retirement plans, and
•	interest rates on projected U.S. borrowings.

Had we used different assumptions, we might have made different conclusions about the need for valuation allowances.  For example, in 2009 we might have concluded that we should not reverse any of the valuation allowance offsetting our U.S. deferred tax asset, or we might have concluded that we should have reversed less than we did.  Further, using different assumptions in 2008 we might have concluded that we did not require a valuation allowance offsetting our U.S. deferred tax assets at the end of 2008.  In either of these cases, our tax provision on income from continuing operations could have been up to $117.8 million higher in 2009.

Non-U.S. Deferred Tax Assets

We changed our judgment about the need for valuation allowances for deferred tax assets in certain non-U.S. jurisdictions as a result of improvements in operating results and an improved outlook about the future operating performance.  As a result, we reversed $2.0 million of valuation allowances in 2009 and $16.6 million of valuation allowances in 2008 through continuing operations.

Goodwill, Other Intangible Assets and Property and Equipment Valuations

Accounting Policies

At December 31, 2009, we had property and equipment of $549.5 million, goodwill of $213.7 million and other intangible assets of $69.4 million, net of accumulated depreciation and amortization.  We review these assets for possible impairment using the guidance in FASB ASC Topic 350, Intangibles - Goodwill and Other, for goodwill and other intangible assets and FASB ASC Topic 360, Property, Plant and Equipment, for property and equipment.  Our review for impairment requires the use of significant judgments about the future performance of our operating subsidiaries. Due to the many variables inherent in the estimates of the fair value of these assets, differences in assumptions could have a material effect on the impairment analyses.

Application of Accounting Policies

Goodwill
We review goodwill for impairment annually and whenever events or circumstances make it more likely than not that impairment may have occurred.  Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We estimate the fair value of each reporting unit using a discounted cash flow methodology.  The fair value of each reporting unit is compared to its carrying value to determine if impairment is indicated.  Due to a history of profitability and cash flow generation along with expectations for future cash flows, no impairment of goodwill has been identified.

Other Intangible Assets and Property and Equipment
We review long-lived assets besides goodwill for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. For purposes of assessing impairment, assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. To determine whether impairment has occurred, we compare estimates of the future undiscounted net cash flows of groups of assets to their carrying value.

We recognized a $7.5 million impairment charge in 2007 prior to selling a portion of our United Kingdom operation.  We have had no other significant impairments of property and equipment in the last three years.

Retirement and Postemployment Benefit Obligations

We provide benefits through defined benefit pension plans and retiree medical benefit plans and under statutory requirements (e.g., black lung and workers’ compensation obligations).

Accounting Policy

We account for retirement and postemployment benefit obligations under FASB ASC Topic 715, Compensation – Retirement Benefits and FASB ASC Topic 712, Compensation – Nonretirement Postemployment Benefits.

The primary benefits are accounted for as follows:
•	Pension obligations – FASB ASC Topic 715
•	Other retiree obligations – FASB ASC Topic 715
•	Workers’ compensation obligations – FASB ASC Topic 712

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

Application of Accounting Policy

Discount Rate Assumptions for Plans Accounted under FASB ASC Topic 715
For plans accounted under FASB ASC Topic 715, we discount estimated future payments using discount rates based on market conditions at the end of the year.  In general, our liability changes in an inverse relationship to interest rates.  That is, the lower the discount rate, the higher the associated plan obligation.

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

The discount rates for the U.S. pension plans, UMWA retiree medical plans and Black Lung obligations were:

	Primary U.S. Plan			UMWA Plans			Black Lung
	2009	2008	2007	2009	2008	2007	2009	2008	2007

Discount rate:
Retirement cost	6.7%	6.4%	5.8%	6.2%	6.4%	5.8%	6.3%	6.1%	5.8%
Benefit obligation at year end	5.9%	6.2%	6.4%	5.9%	6.2%	6.4%	5.4%	6.3%	6.1%

Sensitivity Analysis
The discount rate we select at year end affects the valuations of plan obligations at year end and calculations of net periodic expenses for the following year.

The tables below compare hypothetical plan obligation valuations for our largest plans as of December 31, 2009, actual expenses for 2009 and projected expenses for 2010 assuming we had used discount rates that were one percentage point lower or higher.

Plan Obligations at December 31, 2009

	Hypothetical	Actual	Hypothetical
(In millions)	4.9%	5.9%	6.9%

Primary U.S. pension plan	$895.9	790.7	697.8
UMWA plans	514.2	465.5	424.7

Actual 2009 and Projected 2010 Expense (Income)

(In millions, except percentages)		Hypothetical sensitivity analysis for discount rate assumption			Hypothetical sensitivity analysis for discount rate assumption
	Actual	1% lower	1% higher	Projected	1% lower	1% higher
Years Ending December 31,	2009	2009	2009	2010	2010	2010

Primary U.S. pension plan
Discount rate assumption	6.7%	5.7%	7.7%	5.9%	4.9%	6.9%
Retirement cost (credit)	$(5.7)	2.9	(14.0)	$(2.2)	6.8	(12.1)

UMWA plans
Discount rate assumption	6.2%	5.2%	7.2%	5.9%	4.9%	6.9%
Retirement cost	19.9	21.1	18.9	16.5	17.7	15.4

Expected-Return-on-Assets Assumption for Plans Accounted under FASB ASC Topic 715
Our expected-return-on-assets assumption, which affects our net periodic benefit cost, reflects the long-term average rate of return we expect the plan assets to earn.  We select the expected-return-on-assets assumption using advice from our investment advisor and actuary considering each plan’s asset allocation targets and expected overall investment manager performance and a review of the most recent long-term historical average compounded rates of return, as applicable.  We selected 8.75% as the expected-return-on-assets assumption as of December 31, 2009 and 2008.

Over the last ten years, the annual returns of our primary U.S. pension plan have averaged, on a compounded basis, 3.4%, net of fees, while the 20-year compounded annual return averaged 9.0% and the 25-year compounded annual return averaged 9.1%.

Sensitivity Analysis
Effect of using different expected-rate-of-return assumptions.  Our 2009 and projected 2010 expense would have been different if we had used different expected-rate-of-return assumptions.  For every hypothetical change of one percentage point in the assumed long-term rate of return on plan assets (and holding other assumptions constant), our 2009 and 2010 expense would be as follows:

(In millions, except percentages)		Hypothetical sensitivity analysis for expected-return-on asset assumption			Hypothetical sensitivity analysis for expected-return-on asset assumption
	Actual	1% lower	1% higher	Projected	1% lower	1% higher
Years Ending December 31,	2009	2009	2009	2010	2010	2010

Expected-return-on-asset assumption	8.8%	7.8%	9.8%	8.8%	7.8%	9.8%

Primary U.S. pension plan (a)	$(5.7)	1.3	(12.7)	$(2.2)	5.4	(9.8)
UMWA plans	19.9	22.5	17.3	16.5	19.4	13.6
(a) Expense includes continuing and discontinued operations.

Effect of improving or deteriorating actual future market returns.  Our funded status at December 31, 2010, and our 2011 expense will be different from currently projected amounts if our projected 2010 returns are better or worse than the 8.75% return we have assumed.

(In millions, except percentages)		Hypothetical sensitivity analysis of 2010 asset return better or worse than expected
		Better	Worse
Years Ending December 31,	Projected	return	return

Return on investments in 2010	8.8%	17.5%	0%

Funded Status at December 31, 2010
Primary U.S. pension plan	$(122)	(66)	(178)
UMWA plans	(159)	(133)	(184)

2011 Expense
Primary U.S. pension plan (a)	$4	2	7
UMWA plans	16	12	20
(a) Expense includes continuing and discontinued operations.

Effect of using fair market value of assets to determine expense.   For our defined-benefit pension plans, we calculate expected investment returns by applying the expected long-term rate of return to the market-related value of plan assets.  In addition, our plan asset actuarial gains and losses that are subject to amortization are based on the market-related value.

The market-related value of the plan assets is different from the actual or fair-market value of the assets.  The actual or fair-market value is, at a point in time, the value of the assets that is available to make payments to pensioners and to cover any transaction costs.  The market-related value recognizes changes in fair-value from the expected value on a straight-line basis over five years. This recognition method spreads the effects of year-over-year volatility in the financial markets over several years.

Our expenses related to our primary U.S. pension plan would have been different if our accounting policy were to use the fair market value of plan assets instead of the market-related value to recognize investment gains and losses.

(In millions)	Based on market-related value of assets			Hypothetical (a)
	Actual	Projected	Projected
Years Ending December 31,	2009	2010	2011	2009	2010	2011

Expense (Income)

Primary U.S. pension plan	$(5.7)	(2.2)	4.5	$39.0	18.7	14.0
(a)           Assumes that our accounting policy was to use the fair market value of assets instead of the market-related value of assets to determine our expense relatedto our primary U.S. pension plan.

For our UMWA plans, we calculate expected investment returns by applying the expected long-term rate of return to the fair market value of the assets at the beginning of the year.  This method is likely to cause the credit to earnings from the expected return on assets to fluctuate more than the similar credit using the accounting methodology of our defined-benefit pension plans.

Medical Inflation Assumption
We estimate the trend in health care cost inflation to predict future cash flows related to our retiree medical plans. Our assumption is based on recent plan experience and industry trends.

For the UMWA plans, our major postretirement plans, we have assumed a medical inflation rate of 7.5% for 2010, and we project this rate to decline to 5% by 2016.  The average annual increase for medical inflation in the plan for the last five years has been below 6%.  If we assumed that medical inflation rates were one percentage point higher in each future year, the plan obligation for the UMWA retiree medical benefit plan would have been approximately $45.9 million higher at December 31, 2009, and the expense for 2009 would have been $2.4 million higher.  If we had assumed that the medical inflation rate would be one percentage point lower, the plan obligation would have been approximately $39.3 million lower at December 31, 2009, and the related 2009 expenses would have been $2.0 million lower.

If we had projected medical inflation rates to ratably decline from 7.5% to 4.9% by 2025, instead of ratably declining to 5.0% by 2016 as we estimated, the plan obligation for the UMWA retiree medical benefit plan would have been $43.3 million higher for 2009 and our expense would be $5.2 million higher for 2010.

In addition, health care reform currently under consideration in the U.S. Congress could substantially change the health care and insurance industries in the United States, which could increase our costs.

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

Plan	Mortality table
UMWA plans	RP-2000 Employee, Annuitant Healthy Blue Collar
Black Lung	RP-2000 Blue Collar
Primary U.S. pension	RP-2000 Combined Healthy Blue Collar

The number of participants by major plan in the past five years is as follows:

	Number of participants
Plan	2009	2008	2007	2006	2005
UMWA plans	4,700	4,900	5,000	5,200	5,400
Black Lung	700	700	800	800	800
U.S. pension	21,100	21,500	22,500	24,800	23,800

Since we are no longer operating in the coal industry, we anticipate that the number of participants in the UMWA retirement medical plan and the number of participants receiving benefits under black lung regulations will decline over time due to mortality.  Since the U.S. pension plan has been frozen, the number of its participants should also decline over time.

Foreign Currency Translation

The majority of our subsidiaries outside the U.S. conduct business in their local currencies.  Our financials report results in U.S. dollars, which include the results of these subsidiaries.

Accounting Policy

Our accounting policy for foreign currency translation is different depending on whether the economy in which our foreign subsidiary operates has been designated as highly inflationary or not.  Economies with a three-year cumulative inflation rate of more than 100% are considered as highly inflationary.  At the end of 2009, we did not have any subsidiaries operating in highly inflationary economies.

Non-Highly Inflationary Economies
Assets and liabilities of foreign subsidiaries in non-highly inflationary economies are translated into U.S. dollars using rates of exchange at the balance sheet date.  Translation adjustments are recorded in other comprehensive income (loss).  Revenues and expenses are translated at rates of exchange in effect during the year.  Transaction gains and losses are recorded in net income.

Highly Inflationary Economies
Foreign subsidiaries that operate in highly inflationary countries must use the reporting currency (the U.S. dollar) as the functional currency.  Local-currency monetary assets and liabilities are remeasured into dollars each balance sheet date, with remeasurement adjustments and other transaction gains and losses recognized in earnings.  Non-monetary assets and liabilities do not fluctuate with changes in local currency exchange rates to the dollar.

Application of Accounting Policy

Use of Parallel Market Exchange Rate to Convert Venezuelan Operations
Our Venezuelan operations, which are 61% owned by Brink’s, constitute a material portion of our overall consolidated operations.  There are two currency exchange rates which may be used to convert Venezuelan bolivar fuertes into other currencies: an official rate and a market rate.  The use of the official rate to convert cash held in bolivar fuertes into other currencies requires the approval of the Venezuelan government’s currency control organization.  The parallel market rate may be used to obtain U.S. dollars without the approval of the currency control organization.

In December 2009, we repatriated dividends generated by our Venezuelan operations that had been unpaid over the last several years using the parallel market exchange rate.  We decided to repatriate our dividends using the parallel rate due to significant delays in receiving the needed government approval to repatriate dividends at the official rate.  We began translating our financial statements for our Venezuelan operations using the parallel rate, effective December 21, 2009, the date of our decision, since we expect to pay future dividends using the parallel rate.  This is consistent with the guidance issued by the International Practices Task Force of the Center for Audit Quality (the “IPTF”) and U.S. GAAP.  This guidance provides that, in the absence of unusual circumstances, the rate used for dividend remittances should be used to translate foreign financial statements.

We recognized foreign currency translation losses because we changed to the parallel rate for purposes of translating our Venezuelan financial position.  We recognized losses in our consolidated statement of comprehensive income (loss) in 2009 of

•	$85 million attributable to Brink’s
•	$54 million attributable to noncontrolling interests, and
•	$139 million in total.

We have provided a non-GAAP Adjusted earnings measure within our Management’s Discussion and Analysis that provides supplemental analysis to assist readers understand the hypothetical effect on our financial results had we used the parallel rate to report our results in the past.

Venezuela Designated as Highly Inflationary Economy in 2010
Venezuela has had significant inflation in the last several years and, in December 2009, the three-year cumulative inflation rate exceeded 100%.  As a result, beginning in 2010, we are designating Venezuela’s economy as highly inflationary, and we intend to consolidate our Venezuelan results in 2010 using our accounting policy for subsidiaries operating in highly inflationary economies.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards
We adopted Statement of Financial Accounting Standard (“SFAS”) 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162, effective for our quarter ended September 30, 2009.  SFAS 168 established the FASB Accounting Standards Codification (“Codification”) as the sole source of authoritative non-governmental accounting principles to be applied in the preparation of financial statements in conformity with U.S. GAAP. Although SFAS 168 does not change U.S. GAAP, the adoption of SFAS 168 impacted our financial statements since all future references to authoritative accounting literature are now in accordance with SFAS 168, except for the following standards, which will remain authoritative until they are integrated into the Codification: SFAS 164, Not-for-Profit Entities: Mergers and Acquisitions, SFAS 166,Accounting for Transfers of Financial Assets, SFAS 167, Amendments to FASB Interpretation No. 46R and SFAS 168.

The Company adopted the accounting principles established by FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109, which is now part of FASB Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, effective January 1, 2007.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes.  It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  The adoption of this interpretation increased retained earnings at January 1, 2007, by $7.0 million.

We adopted the accounting principles established by FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which is now part of FASB ASC Topic 715, Compensation – Retirement Benefits, effective for us on December 31, 2009. This guidance requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plans in order to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, and significant concentrations of risk within plan assets.

We adopted the accounting principles established by SFAS 141(R), Business Combinations, which is now part of FASB ASC Topic 805, Business Combinations, effective January 1, 2009.  FASB ASC Topic 805 establishes requirements for an acquirer to record the assets acquired, liabilities assumed, and any related noncontrolling interests related to the acquisition of a controlled subsidiary, measured at fair value, as of the acquisition date.  In 2008, we expensed all acquisition costs for transactions that were expected to close in 2009.  In 2009, we recognized gains related to the acquisition of controlling interests in equity affiliates – see note 6 to our consolidated financial statements.  The adoption of this new guidance did not otherwise have an effect on our historical financial statements, but does affect the way we account for acquisitions after the effective date.

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

We adopted the accounting principles established by FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which is now part of FASB ASC Topic 825, Financial Instruments, effective for our quarter ended June 30, 2009.  FASB ASC Topic 825 requires disclosures about the fair value of financial instruments in interim reporting periods whereas, previously, the disclosures were required only in annual financial statements.  The adoption of this new guidance resulted in the disclosure of the fair value of our significant fixed-rate long-term debt and our marketable securities as of our interim reporting periods.  This new guidance did not otherwise have an effect on our financial statements.

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

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value, which was effective for us on October 1, 2009. This ASU clarifies the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available. The adoption of this guidance did not have a material effect on our financial statements.

In September 2009, the FASB issued ASU 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which was effective for our year ending December 31, 2009.  ASU 2009-12 allows investors to use net asset value as a practical expedient to estimate the fair value of certain investments that do not have readily determinable fair values and sets forth disclosure requirements for these investments.  The adoption of this ASU helped us in applying the enhanced disclosure requirements established by FSP FAS 132(R)-1.  Otherwise, the adoption of this guidance did not have a material effect on our financial statements.

Standards Not Yet Adopted
In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets,  now part of FASB ASC Topic 860, Transfers and Servicing, which will be effective for us on January 1, 2010.  SFAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and removes the exception from applying FASB Interpretation 46R, Consolidation of Variable Interest Entities. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  We do not expect a material effect from the adoption of this standard on our financial statements.

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46R, now part of FASB ASC Topic 810, Consolidation, which will be effective for us on January 1, 2010. SFAS 167 requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. We do not expect a material effect from the adoption of this standard on our financial statements.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, which will be effective for us on January 1, 2011. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in a multiple-deliverable arrangement. In addition, the revised guidance requires additional disclosures about the methods and assumptions used to evaluate multiple-deliverable arrangements and to identify the significant deliverables within those arrangements. We are currently evaluating the potential impact of the amended guidance on our financial statements.

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements that Include Software Elements, which will be effective for us on January 1, 2011.  ASU 2009-14 amends ASC Topic 985 to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality.  We are currently evaluating the potential impact of the amended guidance on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We operate in more than 50 countries. These operations expose us to a variety of market risks, including the effects of changes in interest rates, commodity prices and foreign currency exchange rates.  These financial and commodity exposures are monitored and managed by us as an integral part of its overall risk management program.

We periodically use various derivative and non-derivative financial instruments, as discussed below, to hedge our interest rate, commodity prices and foreign currency exposures when appropriate. The risk that counterparties to these instruments may be unable to perform is minimized by limiting the counterparties used to major financial institutions with investment grade credit ratings.  We do not expect to incur a loss from the failure of any counterparty to perform under the agreements.  We do not use derivative financial instruments for purposes other than hedging underlying financial or commercial exposures.

The sensitivity analyses discussed below for the market risk exposures were based on the facts and circumstances in effect at December 31, 2009.  Actual results will be determined by a number of factors that are not under management’s control and could vary materially from those disclosed.

Interest Rate Risk

We use both fixed and floating rate debt and leases to finance our operations. Floating rate obligations, including our Revolving Facility, expose us to fluctuations in cash flows due to changes in the general level of interest rates.  Fixed rate obligations, including our Dominion Terminal Associates debt, are subject to fluctuations in fair values as a result of changes in interest rates.

Based on the contractual interest rates on the floating rate debt at December 31, 2009, a hypothetical 10% increase in rates would increase cash outflows by approximately $0.1 million over a twelve-month period.  In other words, our weighted average interest rate on our floating rate instruments was 1.3% per annum at December 31, 2009.  If that average rate were to increase by 0.1 percentage points to 1.4%, the cash outflows associated with these instruments would increase by $0.1 million annually.  The effect on the fair value of our Dominion Terminal Associates debt for a hypothetical 10% decrease in the yield curve from year-end 2009 levels would result in a $3.4 million increase in the fair value of this debt.

Foreign Currency Risk

We have exposure to the effects of foreign currency exchange rate fluctuations on the results of all of its foreign operations.  Our foreign operations generally use local currencies to conduct business but their results are reported in U.S. dollars.

We are exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of domestic and foreign operations. To mitigate these exposures, we, from time to time, enter into foreign currency forward contracts.  At December 31, 2009, no material foreign currency forward contracts were outstanding.  We do not use derivative financial instruments to hedge investments in foreign subsidiaries since such investments are long-term in nature.

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from year-end 2009 levels against all other currencies of countries in which we have continuing operations are as follows:

Hypothetical Effects
(In millions)	Increase/ (decrease)

Effect on Earnings:
Translation of 2009 earnings into U.S. dollars	$(12.8)
Transaction gains (losses)	0.1
Effect on Other Comprehensive Income (Loss):
Translation of net assets of foreign subsidiaries	(65.2)

The hypothetical foreign currency effects above detail the consolidated impact of a simultaneous change in the value of a large number of foreign currencies relative to the U. S. dollar.  The foreign currency exposure impact related to a change in an individual currency could be significantly different.

Venezuela Designated as Highly Inflationary Economy in 2010
Venezuela has had significant inflation in the last several years and, in December 2009, the three-year cumulative inflation rate exceeded 100%.  As a result, beginning in 2010, we are designating Venezuela’s economy as highly inflationary.  Local-currency monetary assets and liabilities will be remeasured into U.S. dollars each balance sheet date, with remeasurement adjustments and other transaction gains and losses recognized in earnings.  Net Venezuelan bolivar fuerte denominated monetary assets at December 31, 2009, were $35.7 million, and a hypothetical 10% appreciation of the U.S. dollar against the Venezuelan bolivar fuerte after we begin accounting for these assets as highly inflationary as of January 1, 2010, would result in a $3.6 million transaction loss, which is in addition to the amounts in the above table.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE BRINK’S COMPANY

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.” Based on this assessment, our management believes that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

KPMG LLP, the independent registered public accounting firm which audits our consolidated financial statements, has issued an attestation report of our internal control over financial reporting.  KPMG’s attestation report appears on page 67.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The Brink’s Company:

We have audited The Brink’s Company’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, The Brink’s Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Brink’s Company and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 25, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia
February 25, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The Brink’s Company:

We have audited the accompanying consolidated balance sheets of The Brink’s Company and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Brink’s Company and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As disclosed in note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141(R), Business Combinations (included in FASB ASC Topic 805, Business Combinations), effective January 1, 2009 and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51 (included in FASB ASC Topic 810, Consolidation), effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Brink’s Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia
February 25, 2010

THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets

	December 31,
(In millions, except per share amounts)	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$143.0	250.9
Accounts receivable (net of allowance: 2009 – $7.1; 2008 – $6.8)	427.6	450.7
Prepaid expenses and other	81.0	99.7
Deferred income taxes	38.5	31.1
Total current assets	690.1	832.4

Property and equipment, net	549.5	534.0
Goodwill	213.7	139.6
Deferred income taxes	254.1	202.6
Other	172.4	107.2

Total assets	$1,879.8	1,815.8

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$7.2	7.2
Current maturities of long-term debt	16.1	8.4
Accounts payable	127.2	137.8
Income taxes payable	5.5	21.2
Accrued liabilities	364.3	360.5
Total current liabilities	520.3	535.1

Long-term debt	172.3	173.0
Accrued pension costs	192.1	373.4
Retirement benefits other than pensions	198.3	249.9
Deferred income taxes	30.5	21.5
Other	170.5	157.6
Total liabilities	1,284.0	1,510.5

Commitments and contingent liabilities (notes 3, 4, 12, 14, 17 and 21)

Equity:
The Brink’s Company (“Brink’s”) shareholders’ equity:
Common stock, par value $1 per share:
Shares authorized: 100.0
Shares issued and outstanding: 2009 – 47.9; 2008 – 45.7	47.9	45.7
Capital in excess of par value	550.2	486.3
Retained earnings	514.8	310.0
Accumulated other comprehensive income (loss):
Benefit plan experience loss	(517.1)	(603.7)
Benefit plan prior service cost	(3.4)	(4.5)
Foreign currency translation	(60.7)	(20.4)
Unrealized gains on marketable securities	3.2	0.6
Accumulated other comprehensive loss	(578.0)	(628.0)

Total Brink’s shareholders’ equity	534.9	214.0

Noncontrolling interests	60.9	91.3

Total equity	595.8	305.3

Total liabilities and shareholders’ equity	$1,879.8	1,815.8

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
(In millions, except per share amounts)	2009	2008	2007

Revenues	$3,135.0	3,163.5	2,734.6

Costs and Expenses:
Cost of revenues	2,534.5	2,505.1	2,194.9
Selling, general and administrative expenses	430.2	434.5	379.8
Total costs and expenses	2,964.7	2,939.6	2,574.7
Other operating income (expense)	(3.5)	4.6	1.1

Operating profit	166.8	228.5	161.0

Interest expense	(11.3)	(12.0)	(10.8)
Interest and other income	10.8	8.1	10.5
Income from continuing operations before income taxes	166.3	224.6	160.7
Provision for (benefit from) income taxes	(61.1)	53.0	59.5

Income from continuing operations	227.4	171.6	101.2

Income from discontinued operations, net of tax	4.5	51.5	58.9

Net income	231.9	223.1	160.1
Less net income attributable to noncontrolling interests	(31.7)	(39.8)	(22.8)

Net income attributable to Brink’s	$200.2	183.3	137.3

Amounts attributable to Brink’s:
Income from continuing operations	$195.7	131.8	78.4
Income from discontinued operations	4.5	51.5	58.9

Net income attributable to Brink’s	$200.2	183.3	137.3

Earnings per share attributable to Brink’s common shareholders:
Basic:
Continuing operations	$4.14	2.85	1.68
Discontinued operations	0.10	1.11	1.27
Net income	4.23	3.96	2.95

Diluted:
Continuing operations	$4.11	2.82	1.67
Discontinued operations	0.10	1.10	1.25
Net income	4.21	3.93	2.92

Weighted-average shares
Basic	47.2	46.3	46.5
Diluted	47.5	46.7	47.0

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(In millions)	2009	2008	2007

Net income	$231.9	223.1	160.1

Other comprehensive income (loss):
Benefit plan experience:
Net experience gains (losses) arising during the year	68.2	(501.2)	112.6
Tax benefit (provision) related to net experience gains and losses arising during the year	(0.3)	32.7	(40.8)
Reclassification adjustment for amortization of prior net experience loss included in net income	28.2	11.8	27.1
Tax benefit related to reclassification adjustment	(9.5)	(0.7)	(8.9)
Benefit plan experience gain (loss), net of tax	86.6	(457.4)	90.0

Benefit plan prior service credit (cost):
Prior service credit from plan amendment during the year	-	3.1	0.1
Tax provision related to prior service credit from plan amendment during the year	-	(0.5)	-
Reclassification adjustment for amortization of prior service cost (credit) included in net income	1.2	(0.3)	1.3
Tax provision (benefit) related to reclassification adjustment	(0.1)	0.6	-
Benefit plan prior service credit, net of tax	1.1	2.9	1.4

Foreign currency:
Translation adjustments arising during the year	(92.4)	(47.0)	41.6
Tax benefit (provision) related to translation adjustments	(0.7)	0.8	(0.1)
Reclassification adjustment for dispositions of businesses	-	-	(0.1)
Foreign currency translation adjustments, net of tax	(93.1)	(46.2)	41.4

Marketable securities:
Unrealized net gains (losses) on marketable securities arising during the year	2.1	(7.2)	1.1
Tax benefit (provision) related to unrealized net gains and losses on marketable securities	-	2.6	(0.4)
Reclassification adjustment for net (gains) losses realized in net income	-	6.2	(1.4)
Tax provision (benefit) related to reclassification adjustment	-	(2.2)	0.5
Unrealized net gains (losses) on marketable securities, net of tax	2.1	(0.6)	(0.2)
Other comprehensive income (loss)	(3.3)	(501.3)	132.6

Comprehensive income (loss)	$228.6	(278.2)	292.7

Amounts attributable to Brink’s:
Net income	$200.2	183.3	137.3
Benefit plan experience	86.6	(457.4)	90.0
Benefit plan prior service credit	1.1	2.9	1.4
Foreign currency	(40.3)	(43.9)	39.7
Marketable securities	2.6	(0.6)	(0.2)
Other comprehensive income (loss)	50.0	(499.0)	130.9
Comprehensive income (loss) attributable to Brink’s	250.2	(315.7)	268.2

Amounts attributable to noncontrolling interests:
Net income	31.7	39.8	22.8
Foreign currency	(52.8)	(2.3)	1.7
Marketable securities	(0.5)	-	-
Other comprehensive income (loss)	(53.3)	(2.3)	1.7
Comprehensive income (loss) attributable to noncontrolling interests	(21.6)	37.5	24.5

Comprehensive income (loss)	$228.6	(278.2)	292.7

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2009, 2008 and 2007
			Capital in Excess		Accumulated Other

	Shares	Common	of Par	Retained	Comprehensive	Noncontrolling
(In millions)	(a)	Stock	Value	Earnings	Loss	Interests	Total
Balance as of December 31, 2006	48.5	$48.5	414.7	552.0	(261.4)	51.8	805.6
Net income	-	-	-	137.3	-	22.8	160.1
Other comprehensive income	-	-	-	-	130.9	1.7	132.6
Shares repurchased (see note 16)	(0.1)	(0.1)	(0.5)	(3.0)	-	-	(3.6)
Dividends to:
Brink’s common shareholders ($0.3625 per share)	-	-	-	(16.5)	-	-	(16.5)
Noncontrolling interests	-	-	-	-	-	(7.2)	(7.2)
Share-based compensation:
Stock options and awards:
Compensation expense (b)	-	-	11.7	-	-	-	11.7
Consideration from exercise of stock options	-	-	12.6	-	-	-	12.6
Excess tax benefit of stock compensation	-	-	5.9	-	-	-	5.9
Other share-based benefit programs	-	-	8.4	(0.3)	-	-	8.1
Retire shares of common stock	-	-	(0.2)	(0.7)	-	-	(0.9)
Adoption of - Financial Accounting Standards Board
Interpretation 48 (see note 1)	-	-	-	7.0	-	-	7.0
Purchases of subsidiary shares from
noncontrolling interests	-	-	-	-	-	(0.9)	(0.9)
Balance as of December 31, 2007	48.4	48.4	452.6	675.8	(130.5)	68.2	1,114.5
Net income	-	-	-	183.3	-	39.8	223.1
Other comprehensive loss	-	-	-	-	(499.0)	(2.3)	(501.3)
Shares repurchased (see note 16)	(1.0)	(1.0)	(9.8)	(45.7)	-	-	(56.5)
Termination of Employee Benefits Trust	(1.7)	(1.7)	1.7	-	-	-	-
Dividends to:
Brink’s common shareholders ($0.40 per share)	-	-	-	(18.2)	-	-	(18.2)
Noncontrolling interests	-	-	-	-	-	(12.4)	(12.4)
Share-based compensation:
Stock options and awards:
Compensation expense (a)	-	-	9.5	-	-	-	9.5
Consideration from exercise of stock options	0.1	0.1	18.5	-	-	-	18.6
Excess tax benefit of stock compensation	-	-	13.3	-	-	-	13.3
Other share-based benefit programs	0.1	0.1	4.3	(0.3)	-	-	4.1
Retire shares of common stock	(0.2)	(0.2)	(3.8)	(16.0)	-	-	(20.0)
Spin-off of Brink’s Home Security Holdings, Inc.
(“BHS”) (see note 17)	-	-	-	(468.9)	1.5	-	(467.4)
Purchases of subsidiary shares from
noncontrolling interests	-	-	-	-	-	(2.0)	(2.0)
Balance as of December 31, 2008	45.7	45.7	486.3	310.0	(628.0)	91.3	305.3
Net income	-	-	-	200.2	-	31.7	231.9
Other comprehensive loss	-	-	-	-	50.0	(53.3)	(3.3)
Shares repurchased (see note 16)	(0.2)	(0.2)	(2.5)	(3.4)	-	-	(6.1)
Shares contributed to pension plan (see note 16)	2.3	2.3	55.3	-	-	-	57.6
Dividends to:
Brink’s common shareholders ($0.40 per share)	-	-	-	(18.4)	-	-	(18.4)
Noncontrolling interests	-	-	-	-	-	(13.7)	(13.7)
Share-based compensation:
Stock options and awards:
Compensation expense	-	-	6.6	-	-	-	6.6
Consideration from exercise of stock options	0.1	0.1	1.2	-	-	-	1.3
Excess tax benefit of stock compensation	-	-	0.1	-	-	-	0.1
Other share-based benefit programs	-	-	3.2	(0.4)	-	-	2.8
Adjustment to spin-off of BHS (see note 17)	-	-	-	26.8	-	-	26.8
Acquisitions of new subsidiaries (see note 6)	-	-	-	-	-	4.9	4.9
Balance as of December 31, 2009	47.9	$47.9	550.2	514.8	(578.0)	60.9	595.8
(a)	Includes 1.7 million shares at December 31, 2007, held by The Brink’s Company Employee Benefits Trust that were not allocated to participants. The trust was terminated in 2008 (see note 16).
(b)	Includes amounts classified as discontinued operations.

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
(In millions)	2009	2008	2007

Cash flows from operating activities:
Net income	$231.9	223.1	160.1
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(4.5)	(51.5)	(58.9)
Depreciation and amortization	135.1	122.3	110.0
Stock compensation expense	6.6	7.8	10.1
Deferred income taxes	(91.0)	(20.0)	9.9
Gains:
Sales of property and other assets	(9.4)	(13.1)	(4.6)
Acquisitions of controlling interest of equity-method investments	(14.9)	-	-
Impairment charges:
Marketable securities	-	7.1	-
Long-lived assets	2.7	1.9	2.5
Retirement benefit funding (more) less than expense:
Pension	(102.7)	(12.2)	(7.7)
Other than pension	15.3	(5.1)	1.1
Other operating, net	4.3	5.0	6.2
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	8.9	(24.1)	0.3
Accounts payable, income taxes payable and accrued liabilities	(16.4)	40.8	28.8
Prepaid and other current assets	3.5	(21.8)	(7.3)
Other, net	2.3	(5.8)	11.5
Discontinued operations, net	23.5	172.7	191.7
Net cash provided by operating activities	195.2	427.1	453.7

Cash flows from investing activities:
Capital expenditures	(170.6)	(165.3)	(141.8)
Acquisitions	(74.6)	(11.7)	(13.4)
Marketable securities:
Purchases	(11.1)	(3.5)	(1.8)
Sales	4.7	2.5	1.3
Cash proceeds from sale of property, equipment and investments	10.5	16.9	14.0
Cash held by home security business at spin-off	-	(50.0)	-
Other, net	-	2.0	(0.3)
Discontinued operations, net	-	(150.8)	(175.5)
Net cash used by investing activities	(241.1)	(359.9)	(317.5)

Cash flows from financing activities:
Borrowings and repayments:
Short-term debt	(0.9)	(4.4)	(23.2)
Long-term revolving credit facilities	(10.1)	93.5	(33.5)
Other long-term debt:
Borrowings	0.6	-	6.9
Repayments	(11.9)	(12.6)	(12.1)
Cash proceeds from sale-leaseback transactions	13.6	-	-
Repurchase shares of common stock of Brink’s	(6.9)	(56.6)	(2.7)
Dividends to:
Shareholders of Brink’s	(18.4)	(18.2)	(16.5)
Noncontrolling interests in subsidiaries	(13.7)	(12.4)	(7.2)
Proceeds from exercise of stock options	1.3	16.2	12.6
Excess tax benefits associated with stock compensation	0.3	12.5	5.8
Minimum tax withholdings associated with stock compensation	(0.4)	(17.6)	(0.8)
Other, net	(0.1)	-	0.4
Discontinued operations, net	-	-	(14.8)
Net cash provided (used) by financing activities	(46.6)	0.4	(85.1)
Effect of exchange rate changes on cash	(15.4)	(13.1)	8.1
Cash and cash equivalents:
Increase (decrease)	(107.9)	54.5	59.2
Balance at beginning of year	250.9	196.4	137.2
Balance at end of year	$143.0	250.9	196.4

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

Principles of Consolidation
The consolidated financial statements include the accounts of Brink’s and the subsidiaries it controls.  Control is determined based on ownership rights or, when applicable, based on whether we are considered to be the primary beneficiary of a variable interest entity.  Our interest in 20%- to 50%-owned companies that are not controlled are accounted for using the equity method (“equity affiliates”), unless we do not sufficiently influence the management of the investee.  Other investments are accounted for as cost-method investments or as available-for-sale marketable securities.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition
Brink’s. Revenue is recognized when services related to armored car transportation, ATM servicing, cash logistics, coin sorting and wrapping and the secure transportation of valuables are performed. Customer contracts have prices that are fixed and determinable and we assess the customer’s ability to meet the contractual terms, including payment terms, before entering into contracts.  Customer contracts generally are automatically extended after the initial contract period until either party terminates the agreement.

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

Marketable Securities
We have marketable securities held as of December 31, 2009 and 2008 designated as available-for-sale securities for purposes of FASB ASC Topic 320, Investments – Debt and Equity Securities.  Unrealized gains and losses on available-for-sale securities are generally reported in accumulated other comprehensive income (loss) until realized.  Declines in value judged to be other-than-temporary are reported in interest and other income, net.

Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is our best estimate of the amount of probable credit losses on our existing accounts receivable.  We determine the allowance based on historical write-off experience.  We review our allowance for doubtful accounts quarterly.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

Goodwill and Other Intangible Assets
Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired.  Intangible assets arising from business acquisitions include customer lists, customer relationships, covenants not to compete, trademarks and other identifiable intangibles.  Intangible assets that are subject to amortization have, at December 31, 2009, remaining useful lives ranging from 1 to 16 years and are amortized based on the pattern in which the economic benefits are used or on a straight-line basis.

Impairment of Long-Lived Assets
Goodwill is tested for impairment at least annually by comparing the carrying value of each reporting unit to its estimated fair value.  We base our estimates of fair value on projected future cash flows.  We completed goodwill impairment tests during each of the last three years with no impairment charges required.

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

Retirement Benefit Plans
We account for retirement benefit obligations under FASB ASC Topic 715, Compensation – Retirement Benefits.  Prior to 2007, we selected discount rates for our U.S. plan obligations after reviewing published long-term yield information for a small number of high-quality fixed-income securities (e.g., Moody’s Aa bond yields) and yields for the broader range of long-term high-quality securities with maturities in line with expected payments.  We changed the method of estimating U.S. discount rates in 2007.  As of December 31, 2007, we derived the discount rates used to measure the present value of our benefit obligations using the cash flow matching method.  Under this method, we compared the plan’s projected payment obligations by year with the corresponding yields on the Citigroup Pension Discount Curve and the Mercer Yield Curve. Each year’s projected cash flows were then discounted back to their present value at the measurement date and an overall discount rate was determined for each curve; the average of the two discount rates was selected and rounded to the nearest tenth of a percentage point.  The effect of the change in estimate was to increase other comprehensive income in 2007 by $46.3 million.  We revised the method of estimating discount rates for U.S. plan obligations in 2008 to use only the Mercer Yield Curve.  The discount rates selected in 2008 for U.S. plans would have been the same under the 2007 method.  We use a similar approach to the 2008 method for U.S. plans to select the discount rates for major non-U.S. plans.  For other non-U.S. plans, discount rates are developed based on a bond index within the country of domicile.

We select the expected long-term rate of return assumption for our U.S. pension plan and retiree medical plans using advice from an investment advisor and an actuary.  The selected rate considers plan asset allocation targets, expected overall investment manager performance and long-term historical average compounded rates of return.

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

Foreign Currency Translation
Our consolidated financial statements are reported in U.S. dollars.  Our foreign subsidiaries maintain their records primarily in the currency of the country in which they operate.

Our accounting policy for foreign currency translation is different depending on whether the economy in which our foreign subsidiary operates has been designated as highly inflationary or not.  Economies with a three-year cumulative inflation rate of more than 100% are considered as highly inflationary.  At the end of 2009, we did not have any subsidiaries operating in highly inflationary economies.

Assets and liabilities of foreign subsidiaries in non-highly inflationary economies are translated into U.S. dollars using rates of exchange at the balance sheet date.  Translation adjustments are recorded in other comprehensive income (loss).  Revenues and expenses are translated at rates of exchange in effect during the year.  Transaction gains and losses are recorded in net income.

Foreign subsidiaries that operate in highly inflationary countries must use the reporting currency (the U.S. dollar) as the functional currency.  Local-currency monetary assets and liabilities are remeasured into dollars each balance sheet date, with remeasurement adjustments and other transaction gains and losses recognized in earnings.  Non-monetary assets and liabilities do not fluctuate with changes in local currency exchange rates to the dollar.

Venezuela
We have operating subsidiaries in Venezuela.  There are two currency exchange rates which may be used to convert Venezuelan bolivar fuertes into other currencies: an official rate and a parallel market rate.  The use of the official rate to convert cash held in bolivar fuertes into other currencies requires the approval of the Venezuelan government’s currency control organization.  The parallel market rate may be used to obtain U.S. dollars without the approval of the currency control organization.

In December 2009, we repatriated dividends generated by our Venezuelan operations that had been unpaid over the last several years using the parallel market exchange rate.  We began translating our financial statements for our Venezuelan operations using the parallel rate, effective December 21, 2009, the date of our decision, since we expect to pay future dividends using the parallel rate.  This is consistent with the guidance issued by the International Practices Task Force of the Center for Audit Quality (the “IPTF”) and U.S. GAAP.  This guidance provides that, in the absence of unusual circumstances, the rate used for dividend remittances should be used to translate foreign financial statements.

Venezuela has had significant inflation in the last several years and, in December 2009, the three-year cumulative inflation rate exceeded 100%.  As a result, beginning in 2010, we are designating Venezuela’s economy as highly inflationary, and we intend to consolidate our Venezuelan results in 2010 using our accounting policy for subsidiaries operating in highly inflationary economies.

In determining whether Venezuela is a highly inflationary economy, we previously used the consumer price index ("CPI") which is based on the inflation rates for the metropolitan area of Caracas, Venezuela.  Beginning January 1, 2008, a national consumer price index ("NCPI") was developed for the entire country of Venezuela.  However, because inflation data is not available to compute a cumulative three-year inflation rate for Venezuela using only NCPI, we use a blended NCPI and CPI rate to determine whether the three-year cumulative inflation rate has exceeded 100%.  At December 31, 2009, the blended three-year cumulative inflation rate was approximately 100.5%.

Concentration of Credit Risks
We routinely assess the financial strength of significant customers and this assessment, combined with the large number and geographic diversity of our customers, limits our concentration of risk with respect to accounts receivable.  Financial instruments which potentially subject us to concentrations of credit risks are principally cash and cash equivalents and accounts receivables.  Cash and cash equivalents are held by major financial institutions.

Use of Estimates
In accordance with U.S. generally accepted accounting principles (“GAAP”), our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements.  Actual results could differ materially from those estimates.  The most significant estimates used by management are related to goodwill and other long-lived assets, pension and other retirement benefit assets and obligations, deferred tax assets and foreign currency translation.

Fair-value estimates.  We have various financial instruments included in our financial statements.  Financial instruments are carried in our financial statements at either cost or fair value.  We categorize how we estimate fair value of financial instruments and our retirement plan assets as follows:

Level 1:  Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets and liabilities.  Thefair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets, but are corroborated by market data.
Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

New Accounting Standards

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

The Company adopted the accounting principles established by FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109, which is now part of FASB Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, effective January 1, 2007.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes.  It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  The adoption of this interpretation increased retained earnings at January 1, 2007, by $7.0 million.

We adopted the accounting principles established by FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which is now part of FASB ASC Topic 715, Compensation – Retirement Benefits, effective for us on December 31, 2009. This guidance requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plans in order to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, and significant concentrations of risk within plan assets.

We adopted the accounting principles established by SFAS 141(R), Business Combinations, which is now part of FASB ASC Topic 805, Business Combinations, effective January 1, 2009.  FASB ASC Topic 805 establishes requirements for an acquirer to record the assets acquired, liabilities assumed, and any related noncontrolling interests related to the acquisition of a controlled subsidiary, measured at fair value, as of the acquisition date.  In 2008, we expensed all acquisition costs for transactions that were expected to close in 2009.  In 2009, we recognized gains related to the acquisition of controlling interests in equity affiliates – see note 6 to our consolidated financial statements.  The adoption of this new guidance did not otherwise have an effect on our historical financial statements, but does affect the way we account for acquisitions after the effective date.

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

We adopted the accounting principles established by FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which is now part of FASB ASC Topic 825, Financial Instruments, effective for our quarter ended June 30, 2009.  FASB ASC Topic 825 requires disclosures about the fair value of financial instruments in interim reporting periods whereas, previously, the disclosures were required only in annual financial statements.  The adoption of this new guidance resulted in the disclosure of the fair value of our significant fixed-rate long-term debt and our marketable securities as of our interim reporting periods.  This new guidance did not otherwise have an effect on our financial statements.

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

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value, which was effective for us on October 1, 2009. This ASU clarifies the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available. The adoption of this guidance did not have a material effect on our financial statements.

In September 2009, the FASB issued ASU 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which was effective for our year ending December 31, 2009.  ASU 2009-12 allows investors to use net asset value as a practical expedient to estimate the fair value of certain investments that do not have readily determinable fair values and sets forth disclosure requirements for these investments.  The adoption of this ASU helped us in applying the enhanced disclosure requirements established by FSP FAS 132(R)-1.  Otherwise, the adoption of this guidance did not have a material effect on our financial statements.

Standards Not Yet Adopted
In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets,  now part of FASB ASC Topic 860, Transfers and Servicing, which will be effective for us on January 1, 2010.  SFAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and removes the exception from applying FASB Interpretation 46R, Consolidation of Variable Interest Entities. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  We do not expect a material effect from the adoption of this standard on our financial statements.

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46R, now part of FASB ASC Topic 810, Consolidation, which will be effective for us on January 1, 2010. SFAS 167 requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. We do not expect a material effect from the adoption of this standard on our financial statements.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, which will be effective for us on January 1, 2011. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in a multiple-deliverable arrangement. In addition, the revised guidance requires additional disclosures about the methods and assumptions used to evaluate multiple-deliverable arrangements and to identify the significant deliverables within those arrangements. We are currently evaluating the potential impact of the amended guidance on our financial statements.

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements that Include Software Elements, which will be effective for us on January 1, 2011.  ASU 2009-14 amends ASC Topic 985 to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality.  We are currently evaluating the potential impact of the amended guidance on our financial statements.

Note 2 – Segment Information

We identify our operating segments based on how resources are allocated and operating decisions are made.  Management evaluates performance and allocates resources based on operating profit or loss, excluding corporate allocations.  We have four geographic operating segments, and under the aggregation criteria set forth in FASB ASC 280, Segment Reporting, we have two reportable segments: International and North America.

The primary services of the reportable segments include:
•	Cash-in-transit (“CIT”) armored car transportation
•	Automated teller machine (“ATM”) replenishment and servicing
•	Global Services – arranging secure long-distance transportation of valuables
•	Cash Logistics – supply chain management of cash; from point-of-sale through transport, vaulting and bank deposit
•	Payment Services – consumers pay utility and other bills at payment locations
•	Guarding services, including airport security

Brink’s operates in more than 50 countries.

	Revenues			Operating Profit (Loss)
	Years Ended December 31,			Years Ended December 31,
(In millions)	2009	2008	2007	2009	2008	2007

Business Segments

International	$2,240.9	2,231.3	1,848.3	$156.8	215.0	152.9
North America	894.1	932.2	886.3	56.6	56.9	70.4
Business segments	3,135.0	3,163.5	2,734.6	213.4	271.9	223.3
Non-segment	-	-	-	(46.6)	(43.4)	(62.3)
	$3,135.0	3,163.5	2,734.6	$166.8	228.5	161.0

	Capital Expenditures			Depreciation and Amortization
	Years Ended December 31,			Years Ended December 31,
(In millions)	2009	2008	2007	2009	2008	2007

Business Segments

International	$103.1	112.7	94.8	$88.5	85.7	75.3
North America	67.5	52.6	47.0	36.6	31.0	29.7
Property and equipment	170.6	165.3	141.8	125.1	116.7	105.0
Amortization of intangible assets:
International	-	-	-	9.0	4.8	4.4
North America	-	-	-	1.0	0.8	0.6
	$170.6	165.3	141.8	$135.1	122.3	110.0

	Assets
	December 31,
(In millions)	2009	2008	2007

Business Segments

International	$1,265.5	1,289.1	1,187.8
North America	335.4	341.9	329.5
Business Segments	1,600.9	1,631.0	1,517.3
Non-segment	278.9	184.8	160.7
Discontinued operations	-	-	716.3
	$1,879.8	1,815.8	2,394.3

	Long-Lived Assets (a)			Revenues
	December 31,			Years Ended December 31,
(In millions)	2009	2008	2007 (b)	2009	2008	2007

Geographic

Non-U.S.:
France	$167.2	167.0	180.8	$615.2	697.7	628.8
Venezuela	33.2	75.0	61.3	376.1	350.9	224.9
Brazil	96.5	29.0	32.7	257.6	193.5	160.8
Other	372.8	280.2	296.2	1,154.5	1,158.8	978.4
Subtotal	669.7	551.2	571.0	2,403.4	2,400.9	1,992.9
United States	162.9	143.5	797.4	731.6	762.6	741.7
	$832.6	694.7	1,368.4	$3,135.0	3,163.5	2,734.6
(a)	Long-lived assets include property and equipment, net; goodwill; other intangible assets, net; and deferred charges.
(b)	Includes $689.2 million in 2007 related to BHS, principally in the United States.

Revenues are recorded in the country where service is initiated or performed. No single customer represents more than 10% of total revenue.
	December 31,
(In millions)	2009	2008	2007

Net assets outside the U.S.

Europe, Middle East and Africa	$300.9	365.0	349.1
Latin America	261.1	258.5	173.9
Asia Pacific	87.8	26.6	33.6
Other	34.8	30.1	48.7
	$684.6	680.2	605.3

	December 31,
(In millions)	2009	2008	2007

Investments in unconsolidated equity affiliates

International	$10.2	13.1	12.6
Other	-	-	4.7
	$10.2	13.1	17.3

Share of earnings of unconsolidated equity affiliates

International	$4.5	4.7	3.0
Other	-	0.3	0.3
	$4.5	5.0	3.3

Undistributed earnings of equity affiliates included in consolidated retained earnings approximated $5.4 million at December 31, 2009, $8.1 million at December 31, 2008, and $8.1 million at December 31, 2007.

Note 3 – Retirement Benefits

Defined-benefit Pension Plans

Summary
We have various defined-benefit pension plans covering eligible current and former employees.  Benefits under most plans are based on salary and years of service.  There are limits to the amount of benefits which can be paid to participants from a U.S. qualified pension plan.  We maintain a nonqualified U.S. plan to pay benefits for those eligible current and former employees in the U.S. whose benefits exceed the regulatory limits.

Components of Net Periodic Pension Cost

(In millions)	U.S. Plans			Non-U.S. Plans			Total
Years Ended December 31,	2009	2008	2007	2009	2008	2007	2009	2008	2007

Service cost	$-	-	-	$6.1	9.7	9.2	$6.1	9.7	9.2
Interest cost on PBO	47.7	45.9	44.2	12.2	12.8	10.3	59.9	58.7	54.5
Return on assets - expected	(61.2)	(58.9)	(53.5)	(9.0)	(11.6)	(10.0)	(70.2)	(70.5)	(63.5)
Amortization of losses	9.1	1.6	13.3	3.5	3.7	3.1	12.6	5.3	16.4
Settlement loss	0.3	-	-	-	-	-	0.3	-	-
Net pension cost (credit)	$(4.1)	(11.4)	4.0	$12.8	14.6	12.6	$8.7	3.2	16.6

Obligations and Funded Status
Changes in the projected benefit obligation (“PBO”) and plan assets for our pension plans are as follows:

(In millions)	U.S. Plans		Non-U.S. Plans		Total
Years Ended December 31,	2009	2008	2009	2008	2009	2008

PBO at beginning of year	$769.3	730.7	196.3	232.9	965.6	963.6
Service cost	-	-	6.1	9.7	6.1	9.7
Interest cost	47.7	45.9	12.2	12.8	59.9	58.7
Plan participant contributions	-	-	2.8	2.9	2.8	2.9
Plan settlements	(3.5)	-	-	(0.6)	(3.5)	(0.6)
Benefits paid	(36.1)	(35.0)	(8.9)	(8.0)	(45.0)	(43.0)
Actuarial (gains) losses	33.1	27.7	(0.6)	(26.6)	32.5	1.1
Foreign currency exchange effects	-	-	15.5	(26.8)	15.5	(26.8)
PBO at end of year	$810.5	769.3	223.4	196.3	1,033.9	965.6

Fair value of plan assets at beginning of year	$440.1	708.8	147.9	195.9	588.0	904.7
Return on assets – actual	103.5	(235.6)	19.2	(33.3)	122.7	(268.9)
Plan participant contributions	-	-	2.8	2.9	2.8	2.9
Employer contributions:
Primary U.S. Plan (a)	150.0	-	-	-	150.0	-
Other plans	4.2	1.9	14.8	13.8	19.0	15.7
Plan settlements	(3.5)	-	-	(0.6)	(3.5)	(0.6)
Benefits paid	(36.1)	(35.0)	(8.9)	(8.0)	(45.0)	(43.0)
Foreign currency effects	-	-	13.1	(22.8)	13.1	(22.8)
Fair value of plan assets at end of year	$658.2	440.1	188.9	147.9	847.1	588.0

Funded status	$(152.3)	(329.2)	(34.5)	(48.4)	(186.8)	(377.6)

Included in:
Noncurrent asset	$-	-	(8.2)	-	(8.2)	-
Current liability, included in accrued liabilities	1.7	3.6	1.2	0.6	2.9	4.2
Noncurrent liability	150.6	325.6	41.5	47.8	192.1	373.4
Net pension liability	$152.3	329.2	34.5	48.4	186.8	377.6
(a)	Comprised of $92.4 million of cash and $57.6 million of shares of Brink’s common stock.

Other Changes in Plan Assets and Benefit Recognized in Other Comprehensive Income

(In millions)	U.S. Plans		Non-U.S. Plans		Total
Years Ended December 31,	2009	2008	2009	2008	2009	2008

Benefit plan experience loss recognized in
accumulated other comprehensive income (loss):
Beginning of year	$(385.7)	(65.1)	(30.2)	(13.9)	(415.9)	(79.0)
Net experience gains (losses) arising during the year	9.2	(322.2)	10.8	(18.3)	20.0	(340.5)
Reclassification adjustment for amortization of
experience loss included in net income	9.1	1.6	2.0	2.0	11.1	3.6
End of year	$(367.4)	(385.7)	(17.4)	(30.2)	(384.8)	(415.9)

Benefit plan prior service cost recognized in
accumulated other comprehensive income (loss):
Beginning of year	$-	-	(10.4)	(12.1)	(10.4)	(12.1)
Reclassification adjustment for amortization of
prior service cost included in net income	-	-	1.5	1.7	1.5	1.7
End of year	$-	-	(8.9)	(10.4)	(8.9)	(10.4)

Approximately $21.7 million of experience loss and $1.6 million of prior service cost are expected to be amortized from accumulated other comprehensive income (loss) into net periodic pension cost during 2010.

The net experience gains in 2009 were primarily due to the actual return on assets being higher than expected partially offset by the lower discount rate of the U.S. plans.  The net experience losses in 2008 were primarily due to the return on assets being lower than expected.

Information Comparing Plan Assets to Plan Obligations
Information comparing plan assets to plan obligations as of December 31, 2009 and 2008 are aggregated below.  The ABO differs from the PBO in that the ABO is based on the benefit earned through the date noted.  The PBO includes assumptions about future compensation levels for plans that have not been frozen.

	ABO Greater		Plan Assets
(In millions)	Than Plan Assets		Greater Than ABO		Total
December 31,	2009	2008	2009	2008	2009	2008

PBO	$867.5	962.8	166.4	2.8	1,033.9	965.6
ABO	862.5	948.3	156.2	2.5	1,018.7	950.8
Fair value of plan assets	678.9	585.1	168.2	2.9	847.1	588.0

Assumptions
The weighted-average assumptions used in determining the net pension cost and benefit obligations for our pension plans were as follows:

	U.S. Plans			Non-U.S. Plans
	2009	2008	2007	2009	2008	2007

Discount rate:
Pension cost	6.6%	6.4%	5.8%	6.2%	5.5%	4.8%
Benefit obligation at year end	5.9%	6.2%	6.4%	6.2%	6.2%	5.5%

Expected return on assets – Pension cost	8.8%	8.8%	8.8%	5.8%	5.9%	5.6%

Average rate of increase in salaries (a):
Pension cost	N/A	N/A	N/A	4.0%	3.0%	3.0%
Benefit obligation at year end	N/A	N/A	N/A	3.1%	4.0%	3.0%
(a)
Salary scale assumptions are determined through historical experience and vary by age and industry.  The U.S. plan benefits are frozen.  Pension benefits will not increase due to future salary increases.

The RP-2000 Combined Healthy Blue Collar mortality table and the RP-2000 Combined Healthy White Collar mortality table were used to estimate the expected lives of participants in the U.S. pension plans.   Expected lives of participants in non-U.S. pension plans were estimated using mortality tables in the country of operation.

Cash Flows
Estimated Contributions from the Company into Plan Assets
Our policy is to fund at least the minimum actuarially determined amounts required by applicable regulations.  Based on December 31, 2009, data, assumptions and funding regulations, we are not required to make a contribution to the primary U.S. plan for the fiscal year 2010.

On August 20, 2009, we made a voluntary $150 million contribution to our primary U.S. retirement plan to improve the funded status of the plan.  The contribution was comprised of $92.4 million of cash and 2,260,738 newly issued shares of our common stock valued for purposes of the contribution at $25.48 per share, or $57.6 million in the aggregate.   Because we considered the contribution to be a significant event for the plan, we remeasured our projected benefit obligation and plan assets related to our primary U.S. pension plan as of July 1, 2009.  As part of the remeasurement we changed the discount rate from 6.2% to 6.8%.

At the time we made the voluntary $150 million contribution we changed the method of valuing assets for funding purposes from the fair-market-value basis to the asset-smoothing basis.  We elected the asset-smoothing basis to reduce the volatility of future required contributions to the plan.

We expect to contribute approximately $1.6 million to our nonqualified U.S. pension plan and $14.0 million to our non-U.S. pension plans in 2010.

Estimated Future Benefit Payments from Plan Assets to Beneficiaries
Our projected benefit payments at December 31, 2009, for each of the next five years and the aggregate five years thereafter are as follows:

(In millions)	U.S. Plans	Non-U.S. Plans	Total

2010	$40.3	7.5	47.8
2011	42.0	8.0	50.0
2012	43.6	8.6	52.2
2013	46.2	9.6	55.8
2014	47.0	9.7	56.7
2015 through 2019	265.4	66.6	332.0
Total	$484.5	110.0	594.5

Multi-employer Pension Plans
We contribute to multi-employer pension plans in a few of our non-U.S. subsidiaries.  Multi-employer pension expense for continuing operations was $2.1 million in 2009, $2.1 million in 2008 and $2.0 million in 2007.

Savings Plans
We sponsor various defined contribution plans to help eligible employees provide for retirement.  We match 125% of up to 5% of our employees’ eligible contributions to our U.S. 401(k) plan.  Participants were formerly allowed to invest in Brink’s common stock, but in January 2008, all Brink’s stock investments were reallocated to other investments.  Our matching contribution expense is as follows:

(In millions)
Years Ended December 31,	2009	2008	2007

U.S. 401(k)	$13.4	11.7	11.8
Other Plans	3.4	1.8	1.1
Total	$16.8	13.5	12.9

Retirement Benefits Other than Pensions

Summary
We provide retirement health care benefits for eligible current and former U.S. and Canadian employees, including former employees of our former U.S. coal operation.  Retirement benefits related to our former coal operation include medical benefits provided by the Pittston Coal Group Companies Employee Benefit Plan for UMWA Represented Employees (the “UMWA plans”) as well as costs related to Black Lung obligations.

Components of Net Periodic Postretirement Cost
The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

(In millions)	UMWA plans			Black lung and other plans			Total
Years Ended December 31,	2009	2008	2007	2009	2008	2007	2009	2008	2007

Service cost	$-	-	-	$-	0.1	0.2	$-	0.1	0.2
Interest cost on APBO	25.8	31.3	31.2	2.8	3.0	3.6	28.6	34.3	34.8
Return on assets – expected	(22.6)	(38.6)	(38.6)	-	-	-	(22.6)	(38.6)	(38.6)
Amortization of losses	16.7	7.9	11.4	0.1	0.3	0.6	16.8	8.2	12.0
Curtailment gain (a)	-	-	-	-	(2.0)	-	-	(2.0)	-
Net periodic postretirement cost	$19.9	0.6	4.0	$2.9	1.4	4.4	$22.8	2.0	8.4
(a)  In January 2008, Brink’s froze the Canadian retirement benefit plan.

Obligations and Funded Status
Changes in the APBO and plan assets related to retirement health care benefits are as follows:

(In millions)	UMWA plans		Black lung and other plans		Total
Years Ended December 31,	2009	2008	2009	2008	2009	2008

APBO at beginning of year	$483.6	509.3	48.6	61.3	532.2	570.6
Service cost	-	-	-	0.1	-	0.1
Interest cost	25.8	31.3	2.8	3.1	28.6	34.4
Plan amendments	-	-	-	(3.1)	-	(3.1)
Benefits paid	(39.6)	(37.6)	(7.6)	(7.1)	(47.2)	(44.7)
Medicare subsidy received	3.2	3.2	-	-	3.2	3.2
Actuarial (gain) loss, net	(7.5)	(22.6)	4.5	(5.0)	(3.0)	(27.6)
Foreign currency exchange effects and other	-	-	(1.2)	(0.7)	(1.2)	(0.7)
APBO at end of year	$465.5	483.6	47.1	48.6	512.6	532.2

Fair value of plan assets at beginning of year	$276.1	460.3	-	-	276.1	460.3
Employer contributions	-	-	7.6	7.1	7.6	7.1
Return on assets – actual	67.8	(149.7)	-	-	67.8	(149.7)
Benefits paid	(39.1)	(37.7)	(7.6)	(7.1)	(46.7)	(44.8)
Medicare subsidy received	3.2	3.2	-	-	3.2	3.2
Fair value of plan assets at end of year	$308.0	276.1	-	-	308.0	276.1

Funded status	$(157.5)	(207.5)	(47.1)	(48.6)	(204.6)	(256.1)

Included in:
Current, included in accrued liabilities	$-	-	6.3	6.2	6.3	6.2
Noncurrent	157.5	207.5	40.8	42.4	198.3	249.9
Retirement benefits other than pension liability	$157.5	207.5	47.1	48.6	204.6	256.1

Other Changes in Plan Assets and Benefit Recognized in Other Comprehensive Income
Changes in accumulated other comprehensive income (loss) of our retirement benefit plans other than pensions are as follows:

(In millions)	UMWA plans		Black lung and other plans		Total
Years Ended December 31,	2009	2008	2009	2008	2009	2008

Benefit plan experience gain (loss) recognized in
accumulated other comprehensive income (loss):
Beginning of year	$(321.0)	(163.2)	$(5.2)	(10.5)	$(326.2)	(173.7)
Net experience gains (losses) arising during the year	52.7	(165.7)	(4.5)	5.0	48.2	(160.7)
Reclassification adjustment for amortization of
experience losses included in net income	16.7	7.9	0.4	0.3	17.1	8.2
End of year	$(251.6)	(321.0)	$(9.3)	(5.2)	$(260.9)	(326.2)

Benefit plan prior service credit recognized in
accumulated other comprehensive income (loss):
Beginning of year	$-	-	$2.9	1.8	$2.9	1.8
Prior service credit from plan amendments
during the year	-	-	-	3.1	-	3.1
Reclassification adjustment for amortization or curtailment
recognition of prior service credit included in net income	-	-	(0.3)	(2.0)	(0.3)	(2.0)
End of year	$-	-	$2.6	2.9	$2.6	2.9

We estimate that $16.3 million of experience loss and $0.3 million of prior service credit will be amortized from accumulated other comprehensive income (loss) into net periodic postretirement cost during 2010.

We recognized net experience gains in 2009 associated with the UMWA obligations primarily related to the return on assets being higher than expected and renegotiating a contract at a discount for the prescription drug coverage.  The gains were partially offset by losses primarily related to extending the time it takes to reach the ultimate health care cost rate of 5% from four to six years.

We recognized net experience losses in 2008 associated with the UMWA obligations primarily related to the return on assets being lower than expected.

Assumptions
The accumulated postretirement benefit obligation (“APBO”) for each of the plans was determined using the unit credit method and an assumed discount rate as follows:

	2009	2008	2007

Weighted-average discount rate:
Postretirement cost:
UMWA plans	6.2%	6.4%	5.8%
Black lung	6.3%	6.1%	5.8%
Weighted-average	6.2%	6.4%	5.8%
Benefit obligation at year end:
UMWA plans	5.9%	6.2%	6.4%
Black lung	5.4%	6.3%	6.1%
Weighted-average	5.9%	6.2%	6.4%
Expected return on assets	8.8%	8.8%	8.8%

The RP-2000 Employee, Annuitant, Blue Collar and Combined Healthy Blue Collar mortality tables are primarily used to estimate expected lives of participants.

Health Care Cost Trend Rates
For UMWA plans, the assumed health care cost trend rate used to compute the 2009 APBO is 7.5% for 2010, declining ratably to 5% in 2016 and thereafter (in 2008: 7.6% for 2009 declining ratably to 5% in 2013 and thereafter).  For the black lung obligation, the assumed health care cost trend rate used to compute the 2009 and 2008 APBO was 8.0%.  Other plans in the U.S. provide for fixed-dollar value coverage for eligible participants and, accordingly, are not adjusted for inflation.

The table below shows the estimated effects of a one percentage-point change in the assumed health care cost trend rates for each future year.

	Effect of Change in Assumed Health Care Trend Rates
(In millions)	Increase 1%	Decrease 1%

Higher (lower):
Service and interest cost in 2009	$2.4	(2.1)
APBO at December 31, 2009	46.8	(40.1)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) provides for a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare prescription drug benefits.  Because of the broadness of coverage provided under our plan, we believe that the plan benefits are at least actuarially equivalent to the Medicare benefits.  The estimated effect of the legislation has been recorded as a reduction to the APBO, as permitted by FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, included in FASB ASC Topic 715, Compensation – Retirement Benefits.  The estimated value of the projected federal subsidy assumes no changes in participation rates and assumes that the subsidy is received in the year after claims are paid.  The estimated reduction in per capita claim costs for participants over 65 years old was 8%.

Our net periodic postretirement costs were approximately $4.3 million lower in 2009, $5.5 million lower in 2008 and $5.7 million lower in 2007 due to the Medicare Act as a result of lower interest cost and amortization of losses.  The estimated net present value of the subsidy, reflected as a reduction to the APBO, was approximately $47 million at December 31, 2009, and $54 million at December 31, 2008.

Cash Flows
Estimated Contributions from the Company to Plan Assets
Based on the funded status and assumptions at December 31, 2009, we expect the Company to contribute cash to the plans to pay 2010 beneficiary payments for black lung and other plans.  We do not expect to contribute cash to our UMWA plans since these plans have sufficient amounts held in trust to pay for beneficiary payments for 2010.  Our UMWA plans are not covered by ERISA or other funding laws or regulations that require these plans to meet funding ratios.

Estimated Future Benefit Payments from Plan Assets to Beneficiaries
Our projected benefit payments at December 31, 2009, for each of the next five years and the aggregate five years thereafter are as follows:

	Before Medicare Subsidy			Medicare	Net Projected
(In millions)	UMWA plans	Black lung and other plans	Subtotal	Subsidy	Payments

2010	$39.2	6.3	45.5	(2.8)	42.7
2011	40.2	6.0	46.2	(3.0)	43.2
2012	40.7	5.6	46.3	(3.1)	43.2
2013	41.2	5.3	46.5	(3.2)	43.3
2014	40.9	4.9	45.8	(3.3)	42.5
2015 through 2019	195.7	19.7	215.4	(17.2)	198.2
Total	$397.9	47.8	445.7	(32.6)	413.1

Retirement Plan Assets

U.S. Plans
Assets of our U.S. plans are invested with an objective of positioning the plans to be fully funded by maximizing their total return, taking into consideration the liabilities of the plan, and minimizing the risks that could create the need for excessive contributions.  Plan assets are invested primarily using actively managed accounts with asset allocation targets listed in the tables below.  Our policy does not permit the purchase of The Brink’s Company common stock if immediately after any such purchase the aggregate fair market value of the plan assets invested in The Brink’s Company common stock exceeds 10% of the aggregate fair market value of the assets of the plan, except as permitted by an exemption under ERISA.  The plans rebalance their assets on a monthly basis if actual allocations of assets are outside predetermined ranges.  Among other factors, the performance of asset groups and investment managers will affect the long-term rate of return.

All of the investments of our U.S. retirement plans can be redeemed daily, except for the hedge fund of funds, which can be redeemed quarterly, subject to any restrictions imposed by the underlying hedge funds.

The fair values of the investments of our U.S. pension plans have been estimated using the net asset value per share of the investments.

Below are the fair value measurements of the investments in our U.S. retirement plans as of December 31, 2009:

	Quoted
	Prices in	Significant	Significant
	Active	Observable	Unobservable		%	%
	Markets	Inputs	Inputs	Total Fair	Actual	Target
(In millions, except percentages)	(Level 1)	(Level 2)	(Level 3)	Value	Allocation	Allocation

U.S. Pension Plans
Cash, cash equivalents and receivables	$6.7	-	-	6.7	1	-
Equity securities:
The Brink’s Company common stock (a)	33.2	-	-	33.2	5	-
U.S. large-cap (b)	189.7	-	-	189.7	29	30
U.S. small/mid-cap (b)	51.6	-	-	51.6	8	8
International (b)	75.5	-	-	75.5	11	12
Fixed-income securities:
Long duration (c)	137.8	-	-	137.8	21	23
High yield (d)	51.5	-	-	51.5	8	8
Emerging markets (e)	24.9	-	-	24.9	4	4
Other types of investments:
Hedge fund of funds (f)	-	-	87.3	87.3	13	15
Total	$570.9	-	87.3	658.2	100	100

UMWA Plans
Equity securities:
U.S. large-cap (b)	$115.7	-	-	115.7	37	37
U.S. small/mid-cap (b)	29.9	-	-	29.9	10	9
International (b)	48.6	-	-	48.6	16	14
Fixed-income securities:
Core fixed income (g)	34.7	-	-	34.7	11	13
High yield (d)	26.7	-	-	26.7	9	8
Emerging markets (e)	12.4	-	-	12.4	4	4
Other types of investments:
Hedge fund of funds (f)	-	-	40.0	40.0	13	15
Total	$268.0	-	40.0	308.0	100	100
(a)	An independent fiduciary makes all investment decisions regarding these shares and, as a result, the investment is excluded from our target asset allocation.
(b)	These categories include actively managed mutual funds that track various indices such as the S&P 500 Index, the Russell 2500 Index and the MSCI All Country World Ex-U.S. Index.
(c)
This category represents an actively managed mutual fund that seeks to duplicate the risk and return characteristics of a long-term fixed-income securities portfolio with an approximate duration of 10 to 13 years by using a long duration bond portfolio, including interest-rate swap agreements and Treasury futures contracts, for the purpose of managing the overall duration of this fund.

(d)
This category represents an actively managed mutual fund that invests primarily in fixed-income securities rated below investment grade, including corporate bonds and debentures, convertible and preferred securities and zero-coupon obligations. The fund’s average weighted maturity may vary and will generally not exceed ten years.

(e)
This category represents an actively managed mutual fund that invests primarily in U.S.-dollar-denominated debt securities of government, government-related and corporate issuers in emerging market countries, as well as entities organized to restructure the outstanding debt of such issuers.

(f)
This category represents an actively managed mutual fund that invests in different hedge-fund investments, with various strategies.  The fund holds approximately 40 separate hedge-fund investments.  Strategies included (1) long-short equity, (2) event-driven and distressed-debt, (3) global macro, (4) credit hedging, (5) multi-strategy, and (6) fixed-income arbitrage.  Its investment objective is to seek to achieve an attractive risk-adjusted return with moderate volatility and moderate directional market exposure over a full market cycle.

(g)
This category represents an actively managed mutual fund that invests in funds with investments in mortgage backed securities, corporate bonds and investment grade securities.  The category seeks to provide returns and a risk profile of the Barclays Capital U.S. Aggregate Bond Index.

Non-U.S. Plans
The investments of our non-U.S. plans are managed by us or insurance companies depending on regulations or market practice of the country where the assets are invested.  Each plan’s investment manager makes investment decisions within the guidelines set by us or local regulations.  For plan assets that we manage, we evaluate performance by comparing the actual rate of return to the return on other similar assets.  Asset allocation strategies for our non-U.S. plans utilize a diversified portfolio of markets and asset classes in order to reduce market risk and increase the likelihood that pension assets are available to pay benefits as they are due.  Assets of our non-U.S. pension plans are invested primarily using actively managed accounts.  The weighted-average asset allocation targets are listed in the table below.  Most of the investments of our non-U.S. retirement plans can be redeemed at least monthly.  The fair values of the investments of our non-U.S. pension plans have been estimated using the net asset value per share of the investments.

Below are the fair value measurements of investments in our non-U.S. retirement plans as of December 31, 2009:

	Quoted	Significant	Significant
	Prices in	Observable	Unobservable		%	%
	Active Markets	Inputs	Inputs	Total Fair	Actual	Target
(In millions, except percentages)	(Level 1)	(Level 2)	(Level 3)	Value	Allocation	Allocation

Non-U.S. Pension Plans
Cash and cash equivalents	$0.5	-	-	0.5	-	-
Equity securities:
U.S. equity funds (a)	-	22.5	-	22.5
Canadian equity funds (a)	-	22.5	-	22.5
European equity funds (a)	-	14.9	-	14.9
Asia-pacific equity funds (a)	-	2.5	-	2.5
Emerging markets(a)	-	4.5	-	4.5
Other non-U.S. equity funds (a)	-	9.2	-	9.2
Total equity securities	-	76.1	-	76.1	40	47
Fixed-income securities:
Global credit (b)	-	22.7	-	22.7
Canadian fixed-income funds (c)	-	14.2	-	14.2
European fixed-income funds (d)	-	3.4	-	3.4
High-yield (e)	-	7.6	-	7.6
Emerging markets (f)	-	4.2	-	4.2
Long-duration (g)	-	48.4	-	48.4
Total fixed-income securities	-	100.5	-	100.5	53	53
Other types of investments:
Convertible securities (h)	-	6.3	-	6.3
Other	-	4.0	1.5	5.5
Total other types of investments	-	10.3	1.5	11.8	7	-
Total	$0.5	186.9	1.5	188.9	100	100
(a)
These categories are comprised of equity index actively managed funds that track various indices such as S&P 500 Composite Total Return Index, Russell 1000 and 2000 Indices, MSCI Europe Ex-UK Index, S&P/TSX Total Return Index, MSCI EAFE Index and others.

(b)	This category represents investment-grade corporate bonds of U.S. and European issuers from diverse industries.
(c)	This category seeks to achieve a return that exceeds the Scotia Capital Markets Universe Bond Index.
(d)	This category is designed to generate income and exhibit volatility similar to that of the Sterling denominated bond market. This category primarily invests in investment grade or better securities.
(e)	This category consists of global high-yield bonds. This category invests in lower rated and unrated fixed income, floating rate and other debt securities issued by European and American companies.
(f)
This category consists of a diversified portfolio of listed and unlisted debt securities issued by governments, financial institutions, companies or other entities domiciled in emerging market countries.

(g)
This category is designed to achieve a return consistent with holding longer term debt instruments.  This category invests in interest rate and inflation derivatives, government-issued bonds, real-return bonds, and futures contracts.

(h)	This category invests in convertible securities of global issuers from diverse industries.

Changes in the plan assets measured at fair value using significant unobservable inputs (Level 3) for our retirement plans are as follows:

	Year Ended
	December 31, 2009
(In millions)	U.S. Pension Plans	UMWA Plans	Non-U.S. Pension Plans

Beginning balance	$-	-	3.3
Actual return on plan assets:
Relating to assets still held at the reporting date	3.5	1.8	(1.8)
Relating to assets sold during the period	-	-	-
Purchases, sales and settlements	83.8	38.2	-
Transfers in and/or out of Level 3	-	-	-
Ending balance	$87.3	40.0	1.5

Note 4 – Income Taxes

	Years Ended December 31,
(In millions)	2009	2008	2007

Income from continuing operations before income taxes

U.S.	$37.0	25.8	25.7
Foreign	129.3	198.8	135.0
	$166.3	224.6	160.7

Income tax expense (benefit) from continuing operations

Current
U.S. federal	$(29.1)	2.2	(4.3)
State	(0.8)	1.6	1.4
Foreign	59.8	69.2	52.5
	29.9	73.0	49.6

Deferred
U.S. federal	(72.3)	3.9	14.4
State	(8.1)	4.6	(0.9)
Foreign	(10.6)	(28.5)	(3.6)
	(91.0)	(20.0)	9.9
	$(61.1)	53.0	59.5

	Years Ended December 31,
(In millions)	2009	2008	2007

Comprehensive provision (benefit) for income taxes allocable to

Continuing operations	$(61.1)	53.0	59.5
Discontinued operations	2.3	45.8	41.5
Other comprehensive income (loss)	10.6	(33.3)	49.7
Shareholders’ equity	(0.1)	(13.3)	(12.9)
	$(48.3)	52.2	137.8

Rate Reconciliation
The following table reconciles the difference between the actual tax rate on continuing operations and the statutory U.S. federal income tax rate of 35%.

	Years Ended December 31,
(In millions)	2009	2008	2007

U.S. federal tax rate	35.0%	35.0%	35.0%
Increases (reductions) in taxes due to:
Foreign income taxes	(3.5)	(5.8)	(1.4)
Taxes on undistributed earnings of foreign affiliates	(1.1)	1.5	0.9
State income taxes, net	0.2	(0.5)	0.2
Medicare subsidy for retirement plans	(0.9)	(0.8)	(1.2)
Adjustments to valuation allowances	(68.2)	(6.1)	4.0
Nondeductible repatriation charge	4.7	-	-
Nontaxable India gain	(2.9)	-	-
Other	-	0.3	(0.5)
Actual income tax rate on continuing operations	(36.7)%	23.6%	37.0%

Components of Deferred Tax Assets and Liabilities

	December 31,
(In millions)	2009	2008

Deferred tax assets
Retirement benefits other than pensions	$81.9	106.9
Pension liabilities	70.2	143.4
Workers’ compensation and other claims	37.0	35.9
Property and equipment, net	1.4	17.7
Other assets and liabilities	70.0	68.8
Net operating loss carryforwards	47.3	35.8
Alternative minimum and other tax credits	28.5	2.2
Subtotal	336.3	410.7
Valuation allowances	(45.4)	(183.6)
Total deferred tax assets	290.9	227.1

Deferred tax liabilities
Property and equipment, net	6.0	-
Other assets and miscellaneous	24.4	16.4
Deferred tax liabilities	30.4	16.4
Net deferred tax asset	$260.5	210.7

Included in:
Current assets	$38.5	31.1
Noncurrent assets	254.1	202.6
Current liabilities, included in accrued liabilities	(1.6)	(1.5)
Noncurrent liabilities	(30.5)	(21.5)
Net deferred tax asset	$260.5	210.7

Valuation Allowances
Valuation allowances relate to deferred tax assets in various federal, state and non-U.S. jurisdictions.  Based on our historical and expected future taxable earnings, and a consideration of available tax-planning strategies, management believes it is more likely than not that we will realize the benefit of the existing deferred tax assets, net of valuation allowances, at December 31, 2009.

	Years Ended December 31,
(In millions)	2009	2008	2007

Valuation allowances:
Beginning of year	$183.6	56.0	54.3
Expiring tax credits	(0.7)	(0.7)	(0.9)
Acquisitions and dispositions	0.3	(0.1)	(0.8)
Changes in judgment about deferred tax assets (a)	(119.8)	(11.0)	2.7
Other changes in deferred tax assets, charged to:
Income from continuing operations	7.1	(2.2)	(1.1)
Income from discontinued operations	1.7	-	-
Other comprehensive income (loss) (b)	(28.3)	148.2	(3.7)
Foreign currency exchange effects	1.5	(6.6)	5.5
End of year	$45.4	183.6	56.0
(a)
Changes in judgment about valuation allowances are based on a recognition threshold of “more-likely-than-not.”Amounts are based on beginning-of-year balances of deferred tax assets that could potentially be realized in future years.   Amounts are recognized in income from continuing operations.  In 2009, includes $117.8 million related to U.S federal and state income taxes.

(b)
In 2008, includes $145.5 million related to U.S. retirement plans’ net experience losses incurred in 2008 that were not deemed to be more likely than not of being realized.  In 2009, includes a $25.4 million reversal related to net experience gains of U.S. retirement plans recognized in 2009.

Undistributed Foreign Earnings
As of December 31, 2009, we have not recorded U.S. federal deferred income taxes on approximately $403 million of undistributed earnings of foreign subsidiaries and equity affiliates.  It is expected that these earnings will be permanently reinvested in operations outside the U.S.  It is not practical to compute the estimated deferred tax liability on these earnings.

Net Operating Losses
The gross amount of the net operating loss carryforwards as of December 31, 2009, was $260.0 million.  The tax benefit of net operating loss carryforwards, before valuation allowances, as of December 31, 2009, was $47.3 million, and expires as follows:

(In millions)	Federal	State	Foreign	Total

Year of expiration:
2010-2014	$-	0.7	4.4	5.1
2015-2019	-	0.5	0.7	1.2
2020 and thereafter	-	7.9	-	7.9
Unlimited	-	-	33.1	33.1
	$-	9.1	38.2	47.3

Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
(In millions)	2009	2008	2007

Uncertain tax positions:
Beginning of year	$19.3	25.5	17.3
Increases related to prior-year tax positions	1.0	0.1	0.8
Decreases related to prior-year tax positions	(1.0)	(0.6)	(1.6)
Increases related to current-year tax positions	1.3	2.6	10.5
Settlements	(0.4)	(1.3)	(0.2)
Effect of the expiration of statutes of limitation	(1.2)	(2.0)	(1.3)
Effect of BHS spin off	-	(5.0)	-
End of year	$19.0	19.3	25.5

Included in the balance of unrecognized tax benefits at December 31, 2009, are potential benefits of approximately $15.4 million that, if recognized, will reduce the effective tax rate on income from continuing operations.  Also included in the balance of unrecognized tax benefits at December 31, 2009, are benefits of approximately $1.4 million that, if recognized, will reduce the effective tax rate on income from discontinued operations.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  Interest and penalties included in income tax expense amounted to $0.9 million in both 2009 and 2008 and $1.0 million in 2007.  We had accrued penalties and interest of $2.8 million at December 31, 2009,  and $2.2 million at December 31, 2008.

We file income tax returns in the U.S. federal, and various state and foreign jurisdictions.  With a few exceptions, as of December 31, 2009, we were no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.  However, it is reasonably possible that unrecognized tax benefits for previously amended tax returns in the amount of $6.4 million will be recognized by the end of 2010.  Additionally, due to statute of limitations expirations and audit settlements, it is reasonably possible that approximately $1.6 million of currently remaining unrecognized tax positions, each of which are individually insignificant, may be recognized by the end of 2010.

Note 5 – Property and Equipment

The following table presents our property and equipment that is classified as held and used:

	December 31,
(In millions)	2009	2008

Land	$32.4	33.4
Buildings	178.9	193.5
Leasehold improvements	181.8	168.9
Vehicles	297.2	263.4
Capitalized software (a)	109.0	105.5
Other machinery and equipment	535.0	491.2
	1,334.3	1,255.9
Accumulated depreciation and amortization	(784.8)	(721.9)
Property and equipment, net	$549.5	534.0
(a) Amortization of capitalized software costs included in continuing operations was $13.6 million in 2009, $14.2 million in 2008 and $14.1 million in 2007.

Note 6 – Acquisitions

We acquired security operations in various countries over the last three years.  We accounted for the acquisitions as business combinations using the acquisition method.  Under the acquisition method of accounting, assets acquired and liabilities assumed from these operations are recorded at fair value on the date of acquisition.  The consolidated statements of income include the results of operations for each acquired entity from the date of acquisition.

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

The estimated fair values for the assets purchased and liabilities assumed as of the date of the acquisition is in the following table. The determination of estimated fair value required management to make significant estimates and assumptions.

Estimated Fair
Value at
(In millions)	January 8, 2009

Accounts receivable	$6.3
Other current assets	4.9
Property and equipment, net	5.3
Identifiable intangible assets	19.2
Goodwill (a)	24.4
Other noncurrent assets	1.1
Current liabilities	(11.1)
Noncurrent liabilities	(2.5)
Total net assets acquired	$47.6
(a)
Consists of intangible assets that do not qualify for separate recognition, combined with synergies expected from integrating Sebival’s operations into our existing Brazilian operations.  All of the goodwill has been assigned to the Latin America reporting unit and is expected to be deductible for tax purposes.

Brink’s Arya
Indian CIT and Global Services business

On September 1, 2009, we acquired additional shares of Brink’s Arya (“Arya”) increasing our ownership in Arya from 40% to 78%. Arya is a cash handling and secure logistics company based in Mumbai, India, and this acquisition expands our presence in one of the largest cash services markets in Asia.  The consideration paid for the additional 38% interest was approximately $22.2 million. We recognized a gain of $13.9 million on the conversion from the equity method of accounting to consolidation. The gain represents the difference between the fair value and the book value of our previously held 40% investment as of the acquisition date and was included in other operating income of non-segment income (expense).

In connection with the acquisition of 38% of Arya’s shares, we also agreed to purchase the remaining 22% of the shares we do not currently hold for approximately $12.8 million. This purchase is subject to the satisfaction of certain conditions which are expected to be met by September 1, 2011.  We accounted for Arya as 100% owned and included the fixed purchase price in noncurrent liabilities.

We have provisionally estimated fair values for the assets purchased and liabilities assumed as of the date of the acquisition. The determination of estimated fair value required management to make significant estimates and assumptions.  The amounts reported are considered provisional as we are completing the valuation work required to allocate the purchase price, as a result, the allocation of the purchase price may change in the future.

Estimated Fair
Value at
(In millions)	September 1, 2009

Total purchase consideration:
Cash paid for 38% of shares	$22.2
Fair value of previously held 40% noncontrolling interest	20.0
Liability to purchase remaining 22% of shares	12.8
Fair value of purchase consideration	$55.0

Accounts receivable	$3.2
Other current assets	10.1
Property and equipment, net	2.5
Identifiable intangible assets	26.6
Goodwill (a)	23.9
Current liabilities	(2.0)
Noncurrent liabilities	(9.3)
Total net assets acquired	$55.0
(a)
Consists of intangible assets that do not qualify for separate recognition along with expected benefits from combining Arya into Brink’s operations.  All of the goodwill has been assigned to the Asia-Pacific reporting unit and is not expected to be deductible for tax purposes.

Actual results of Sebival and Arya included in our consolidated financial statements from the dates of acquisition as well as pro forma revenue and earnings are as follows:

(In millions)	Revenue	Net income attributable to Brink’s

Actual results for the year ended December 31, 2009 (a)
Sebival	$74.4	8.0
Arya	8.0	-
Pro forma results of The Brink’s Company (b)
Year ended December 31, 2009	$3,147.3	186.8
Year ended December 31, 2008	3,257.8	188.0
(a)	Actual results of Sebival and Arya included in our 2009 consolidated results of operations from the dates of acquisition.
(b)
Pro forma results of The Brink’s Company, assuming the Sebival and Arya acquisitions occurred on January 1, 2008.  Pro forma net income attributable to Brink’s does not include a gain on acquiring a controlling interest in Arya.

Other acquisitions

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

In the first quarter of 2009, we also acquired 80% ownership of a secure logistics company based in Moscow, Russia. The relatively small acquisition increases our presence in a region that has long-term growth potential.

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

Note 7 – Goodwill and Other Intangible Assets

Goodwill
Goodwill resulted from acquiring businesses.  The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows:

	Years Ended December 31,
(In millions)	2009	2008

Goodwill:
Beginning of year	$139.6	141.3
Acquisitions (see note 6)	58.2	8.1
Adjustments (a)	(0.2)	1.8
Foreign currency exchange effects	16.1	(11.6)
End of year	$213.7	139.6
(a)	Includes purchase accounting adjustment occurring in the year following the acquisition and adjustments to valuation allowances for deferred tax assets.

Other Intangible Assets

	December 31,
(In millions)	2009	2008

Finite-lived intangible assets	$98.6	39.2
Accumulated amortization	(29.2)	(18.1)
Intangible assets, net	$69.4	21.1

As discussed in note 6, we made several acquisitions in 2009, as a result of which our intangible assets significantly increased.

Our other intangible assets are included in other assets on the balance sheet (see note 8) and consist primarily of customer lists, customer relationships, covenants not to compete, trademarks and other identifiable intangibles.

Based on identified intangible assets recorded as of December 31, 2009, and assuming that the underlying assets will not be impaired in the future, our estimated aggregate amortization expense for each of the five succeeding years is as follows:

(In millions)	2010	2011	2012	2013	2014

Amortization expense	$9.9	10.1	9.0	5.3	3.8

Note 8 – Other Assets

	December 31,
(In millions)	2009	2008

Intangible assets, net (see note 7)	$69.4	21.1
Investment in unconsolidated entities:
Cost method	23.4	23.4
Equity method	10.2	13.1
Marketable securities (a)	22.7	20.1
Other	46.7	29.5
Other assets	$172.4	107.2
(a)	We recorded an other-than-temporary impairment of $7.1 million on our marketable securities in 2008, primarily due to the length of time and severity of the decrease in fair value below cost.

Note 9 – Fair Value of Financial Instruments

Investments in Available-for-sale Securities
We have available-for-sale securities that are carried at fair value in the financial statements.  For all of these investments, fair value was estimated based on quoted prices (Level 1).

		Gross Unrealized	Gross Unrealized
(In millions)	Cost (a)	Gains	Losses (b)	Fair Value

December 31, 2009
Mutual funds	$15.0	2.6	-	17.6
Non-U.S. debt securities	3.7	-	(0.6)	3.1
Equity securities	0.2	1.8	-	2.0
Marketable securities	$18.9	4.4	(0.6)	22.7

December 31, 2008
Mutual funds	$19.2	-	-	19.2
Equity securities	-	0.9	-	0.9
Marketable securities	$19.2	0.9	-	20.1
(a)	Cost adjusted for impairment on mutual funds in 2008.
(b)	There were no marketable securities in an unrealized loss position longer than a year.

Fixed-Rate Debt
Fair value of our obligation related to the fixed-rate Dominion Terminal Associates (“DTA”) bonds at December 31, 2009, is based on quoted prices.  At December 31, 2008, the fair value of these bonds was estimated by discounting the future cash flows using rates for similar debt at the valuation date.

The fair value and carrying value of our DTA bonds are as follows:

	December 31,		December 31,
	2009		2008
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value

DTA bonds	$42.7	43.2	44.5	43.2

Other Financial Instruments
Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, short-term fixed rate deposits, accounts receivable, floating rate debt, accounts payable and accrued liabilities.  The financial statement carrying amounts of these items approximate the fair value due to their short-term nature.

Note 10 – Accrued Liabilities

	December 31,
(In millions)	2009	2008

Payroll and other employee liabilities	$135.0	141.0
Taxes, except income taxes	81.7	83.7
Workers’ compensation and other claims	25.4	23.2
Retirement benefits (see note 3)	9.2	10.4
Other	113.0	102.2
Accrued liabilities	$364.3	360.5

Note 11 – Other Liabilities

	December 31,
(In millions)	2009	2008

Workers’ compensation and other claims	$46.3	49.0
Other	124.2	108.6
Other liabilities	$170.5	157.6

Note 12 – Long-Term Debt

	December 31,
(In millions)	2009	2008

Bank credit facilities:
Revolving Facility (year-end weighted average interest
rate of 0.6% in 2009 and 1.6% in 2008)	$98.0	106.8
Other non-U.S. dollar-denominated facilities (year-end weighted
average interest rate of 4.4 % in 2009 and 5.2% in 2008)	14.4	13.3
Dominion Terminal Associates 6.0% bonds, due 2033	43.2	43.2
Capital leases (average rates: 5.3% in 2009 and 7.5% in 2008)	32.8	18.1
Total long-term debt	$188.4	181.4

Included in:
Current liabilities	$16.1	8.4
Noncurrent liabilities	172.3	173.0
Total long-term debt	$188.4	181.4

We have an unsecured $400 million revolving bank credit facility (the “Revolving Facility”) with a syndicate of banks.  The Revolving Facility’s interest rate is based on LIBOR plus a margin, prime rate, or competitive bid.  The Revolving Facility allows us to borrow (or otherwise satisfy credit needs) on a revolving basis over a five-year term ending in August 2011.  As of December 31, 2009, $302.0 million was available under the Revolving Facility.  Amounts outstanding under the Revolving Facility as of December 31, 2009, were denominated primarily in U.S. dollars and to a lesser extent in Canadian dollars.

The margin on LIBOR borrowings under the Revolving Facility which can range from 0.140% to 0.575%, depending on our credit rating, was 0.350% at December 31, 2009.  When borrowings and letters of credit under the Revolving Facility are in excess of $200 million, the applicable interest rate is increased by 0.100% or 0.125%.  We also pay an annual facility fee on the Revolving Facility based on our credit rating.  The facility fee, which can range from 0.060% to 0.175%, was 0.100% at the end of 2009.

We have an unsecured $135 million letter of credit facility with a bank (the “Letter of Credit Facility”).  The Letter of Credit Facility expires in July 2011.  As of December 31, 2009, $8.9 million was available under the Letter of Credit Facility.  The Revolving Facility and the multi-currency revolving credit facilities (described below) are also used for the issuance of letters of credit and bank guarantees.

We have two unsecured multi-currency revolving bank credit facilities with a total of $50.0 million in available credit, of which approximately $27.9 million was available at December 31, 2009.  Interest on these facilities is based on LIBOR plus a margin.  The margin ranges from 0.14% to 2.5%.  The two facilities expire in December 2011. We also have the ability to borrow from other banks under short-term uncommitted agreements.  Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

Minimum repayments of long-term debt are as follows:

(In millions)	Capital leases	Other long-term debt	Total

2010	$13.8	2.3	16.1
2011	6.0	106.3	112.3
2012	3.5	1.5	5.0
2013	2.5	1.2	3.7
2014	1.9	1.0	2.9
Later years	5.1	43.3	48.4
Total	$32.8	155.6	188.4

The Revolving Facility, the Letter of Credit Facility and the two unsecured multi-currency revolving bank credit facilities contain subsidiary guarantees and various financial and other covenants.  The financial covenants, among other things, limit our total indebtedness, limit asset sales, limit the use of proceeds from asset sales and provide for minimum coverage of interest costs.  The credit agreements do not provide for the acceleration of payments should our credit rating be reduced.  If we were not to comply with the terms of our various loan agreements, the repayment terms could be accelerated and the commitments could be withdrawn.  An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  We were in compliance with all of these financial covenants at December 31, 2009.

We have $43.2 million of bonds issued by the Peninsula Ports Authority of Virginia recorded as debt on our balance sheet.  Although we are not the primary obligor of the debt, we have guaranteed the debt and we believe that we will ultimately pay this obligation.  The guarantee originated as part of a former interest in Dominion Terminal Associates, a deep water coal terminal. We continue to pay interest on the debt.    The bonds bear a fixed interest rate of 6.0% and mature in 2033.  The bonds may mature prior to 2033 upon the occurrence of specified events such as the determination that the bonds are taxable or if we fail to abide by the terms of the guarantee.

At December 31, 2009, we had undrawn unsecured letters of credit and guarantees totaling $156.4 million, including $126.1 million issued under the Letter of Credit Facility, and $15.6 million issued under the multi-currency revolving bank credit facilities.  These letters of credit primarily support our obligations under various self-insurance programs and credit facilities.

Capital Leases
Property under capital leases is included in property and equipment as follows:

	December 31,
(In millions)	2009	2008

Asset class:
Buildings	$15.2	12.9
Vehicles	37.4	34.1
Machinery and equipment	11.4	7.2
	64.0	54.2
Less: accumulated amortization	(23.1)	(29.1)
Total	$40.9	25.1

Note 13 – Accounts Receivable

	December 31,
(In millions)	2009	2008

Trade	$390.9	426.1
Other	43.8	31.4
	434.7	457.5
Allowance for doubtful accounts	(7.1)	(6.8)
Accounts receivable, net	$427.6	450.7

	Years Ended December 31,
(In millions)	2009	2008	2007

Allowance for doubtful accounts:
Beginning of year	$6.8	10.8	11.6
Provision for uncollectible accounts receivable:
Continuing operations	1.2	3.2	(0.1)
Discontinued operations	-	8.7	11.0
Write offs less recoveries	(1.2)	(10.4)	(12.6)
Charge to other accounts	-	0.4	0.4
Spin-off of BHS (see note 17)	-	(4.5)	-
Foreign currency exchange effects	0.3	(1.4)	0.5
End of year	$7.1	6.8	10.8

Note 14 – Operating Leases

We lease facilities, vehicles, computers and other equipment under long-term operating and capital leases with varying terms. Most of the operating leases contain renewal and/or purchase options.  We expect that in the normal course of business, the majority of operating leases will be renewed or replaced by other leases.

As of December 31, 2009, future minimum lease payments under noncancellable operating leases with initial or remaining lease terms in excess of one year are included below.

(In millions)	Facilities	Vehicles	Other	Total

2010	$48.0	25.8	5.4	79.2
2011	39.5	19.1	4.1	62.7
2012	32.1	13.9	2.7	48.7
2013	20.8	9.7	0.9	31.4
2014	17.6	6.8	0.5	24.9
Later years	40.2	4.9	1.1	46.2
	$198.2	80.2	14.7	293.1

In North America, most vehicles that were added to the fleet prior to March 1, 2009, were obtained pursuant to operating leases that had residual value guarantees.  Our maximum residual value guarantee was $50.1 million at December 31, 2009.  If we continue to renew the leases and pay the lease payments for the vehicles that have been included in the above table, this residual value guarantee will reduce to zero at the end of the final renewal period.  Vehicles added to the fleet between March 1, 2009 and December 31, 2009, were either purchased or were financed under capital lease.

We also have a maximum residual value guarantee of $4.9 million on another operating lease.

Net rent expense included in continuing operations amounted to $101.4 million in 2009, $97.2 million in 2008 and $87.3 million in 2007.

Note 15 – Share-Based Compensation Plans

We have share-based compensation plans to retain employees and nonemployee directors and to more closely align their interests with those of our shareholders.

The 2005 Equity Incentive Plan (the “2005 Plan”) permits grants of stock options, restricted stock, stock appreciation rights, performance stock and other share-based awards to employees.  Only stock options and restricted stock units have been granted under the plan to date.  There are also outstanding stock options granted to employees under a prior stock incentive plan, the 1988 Stock Option Plan (the “1988 Plan”).

We provide share-based awards to directors through the Non-Employee Directors’ Equity Plan (the “Directors’ Plan”).  In 2008 and 2009, we granted deferred stock units under the Directors’ Plan.  There are also outstanding stock options granted to directors under a prior plan, the Non-Employee Directors’ Stock Option Plan (the “Prior Directors’ Plan”).  Options were granted to directors in 2007 under the Prior Directors’ Plan.

There are 3.0 million shares underlying share-based plans that are authorized, but not yet granted.

General Terms
Options are granted at a price not less than the average quoted market price on the date of grant.  Options granted to employees have a maximum term of six years.  All grants of options and restricted stock units to employees under the 2005 Plan either vest over three years from the date of grant or at the end of the third year.  Options and restricted stock units granted under the 2005 Plan continue to vest if an employee retires.  Compensation cost related to options and restricted stock is recognized from the grant date to the lesser of the retirement eligible date or the stated vesting date.

Deferred stock units granted under the Directors’ Plan vest in full one year from the date of grant or upon termination of service.  Under the Prior Directors’ Plan, options granted had a maximum term of ten years and vested in full at the end of six months.  Compensation cost is recognized in its entirety at the grant date.

If a change in control were to occur (as defined in the plan documents), certain awards will become immediately vested.

Spin-Off of BHS (see note 17)
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

Option Activity
The table below summarizes the activity in all plans for options of our common stock.

			Weighed-Average	Aggregate
	Shares	Weighted- Average	Remaining Contractual	Intrinsic Value
	(in thousands)	Exercise Price Per Share	Term (in years)	(in millions)

Outstanding at December 31, 2006	2,130	$36.77
Granted	636	63.60
Exercised	(489)	25.78
Forfeited or expired	(31)	50.63

Outstanding at December 31, 2007	2,246	46.57
Granted	541	64.24
Exercised	(559)	33.34
Forfeited or expired	(35)	53.54
Cancelled awards (a)	(389)	58.32
Adjustment due to spin-off (a)	1,518	-

Outstanding at December 31, 2008	3,322	28.95
Granted	289	27.59
Exercised	(79)	16.50
Forfeited or expired	(97)	34.08

Outstanding at December 31, 2009	3,435	$28.98	3.3	$5.4

Of the above, as of December 31, 2009:
Exercisable	2,428	$27.41	2.7	$5.4
Expected to vest in future periods (b)	974	$32.80	4.6	$-
(a)	Related to BHS employees and directors. See note 17.
(b)	The number of options expected to vest takes into account an estimate of expected forfeitures.

The intrinsic value of a stock option is the difference between the market price of the shares underlying the option and the exercise price of the option.  The market price at December 31, 2009, was $24.34 per share.  The total intrinsic value of options exercised was $0.9 million ($11.62 per share) in 2009, $19.7 million ($35.24 per share) in 2008, and $17.8 million ($36.42 per share) in 2007.  The total fair value of options vested was $6.7 million for 2009, $9.9 million for 2008 and $7.9 million for 2007.

There were 1.8 million shares of exercisable options with a weighted-average exercise price of $24.52 per share at December 31, 2008, and 1.1 million shares of exercisable options with a weighted-average exercise price of $35.50 per share at December 31, 2007.

Method and Assumptions Used to Estimate Fair Value of Options
The fair value of each stock option grant is estimated at the time of grant using the Black-Scholes option-pricing model.  The fair value of options that vest entirely at the end of a fixed period, generally three years, is estimated using a single option approach and, the fair value of options that vest ratably over three years is estimated using a multiple-option approach.  If a different option-pricing model had been used, results may have been different.

The fair value of options granted during the three years ended December 31, 2009, was calculated using the following estimated weighted-average assumptions.

Options Granted
	Years Ended December 31,
	2009	2008	2007

Number of shares underlying options, in thousands	289	541	636
Weighted-average exercise price per share	$27.59	64.24	63.60

Assumptions used to estimate fair value:
Expected dividend yield (a):
Weighted-average	1.4%	0.6%	0.6%
Expected volatility (b):
Weighted-average	36%	26%	27%
Range	35%-39%	26%-27%	26%-31%
Risk-free interest rate (c):
Weighted-average	1.8%	2.8%	4.9%
Range	0.9%-2.4%	2.0%-3.1%	4.9%-5.0%
Expected term in years (d):
Weighted-average	3.8	3.6	3.8
Range	1.9-5.3	2.1-5.4	2.1-6.1

Weighted-average fair value estimates at grant date:
In millions	$2.1	7.8	10.7
Fair value per share	$7.24	14.39	16.84
(a)	The expected dividend yield is the calculated yield on Brink’s common stock at the time of the grant.
(b)	The expected volatility was estimated after reviewing the historical volatility of our stock using daily close prices.
(c)   The risk-free interest rate was based on yields on U.S. Treasury debt at the time of the grant.
(d)	The expected term of the options was based on historical option exercise data, option expiration and post-vesting cancellation behavior.

Nonvested Share Activity
	Number of shares			Weighted-Average
	2005	Directors’		Grant-Date
(in thousands of shares, except per share amounts)	Plan	Plan	Total	Fair Value (a)

Balance as of January 1, 2008	-	-	-	$-
Granted	30.3	13.0	43.3	66.27
Cancelled awards due to BHS spin off	-	(4.7)	(4.7)	63.22
Adjustment due to spin-off of BHS	25.3	7.0	32.3	-
Balance as of December 31, 2008	55.6	15.3	70.9	36.27

Granted	178.4	22.7	201.1	26.90
Cancelled awards	(1.3)	-	(1.3)	26.80
Vested	(18.5)	(15.3)	(33.8)	35.71
Balance as of December 31, 2009	214.2	22.7	236.9	$28.45
(a)
Fair value is measured at the date of grant based on the average of the high and low per share quoted sales price of Brink’s common stock, adjusted for a discount on units that do not receive or accrue dividends.

As of December 31, 2009, $4.0 million of total unrecognized compensation cost related to previously granted stock options and nonvested shares is expected to be recognized over a weighted-average period of 1.5 years.

Other Share-Based Compensation
We have a deferred compensation plan that allows participants to defer a portion of their compensation into common stock units.  Units may be redeemed by employees as equal number of shares of Brink’s common stock.  Employee accounts held 787,719 units at December 31, 2009, and 679,681 units at December 31, 2008.

We have a stock accumulation plan for our non-employee directors denominated in Brink’s common stock units.  Directors’ accounts held 59,332 units at December 31, 2009, and 67,993 units at December 31, 2008.

Note 16 – Capital Stock

Common Stock
At December 31, 2009, we had 100 million shares of common stock authorized and 47.9 million shares issued and outstanding.

Share Purchases
On September 14, 2007, our board of directors authorized the purchase of up to $100 million of our outstanding common shares.  The repurchase authorization does not have an expiration date.  Under the program, we used $56.3 million to purchase 883,800 shares of common stock between December 5, 2007, and May 2, 2008, at an average price of $63.67 per share.  We used an additional $3.9 million to purchase 160,500 shares of common stock in the fourth quarter of 2008, at an average price of $24.03 per share.  In the first quarter of 2009, we used an additional $6.1 million to purchase 234,456 shares of common stock at an average price of $26.20 per share.  No shares were purchased in the remainder of 2009.  As of December 31, 2009, we had $33.7 million under this program available to purchase shares.

Shares Contributed to U.S. Pension Plan
On August 20, 2009, we made a voluntary $150 million contribution to our primary U.S. retirement plan.  The contribution was comprised of $92.4 million of cash and 2,260,738 newly issued shares of our common stock valued for purposes of the contribution at $25.48 per share, or $57.6 million in the aggregate.

Dividends
We paid regular quarterly dividends on our common stock during the last three years.  On January 21, 2010, the board declared a regular quarterly dividend of 10 cents per share payable on March 1, 2010.  Future dividends are dependent on the earnings, financial condition, shareholder equity levels, cash flow and business requirements, as determined by the board of directors.

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

Through 2007, shares of common stock were voted by the trustee in the same proportion as the shares of common stock voted by our employees participating in our 401(k) plan.  Our 401(k) plan divested all shares of our common stock in January 2008.  After the 401(k) plan divested all shares of our common stock, shares of the trust were not voted in matters voted on by shareholders.

Preferred Stock
At December 31, 2009, we have the authority to issue up to 2.0 million shares of preferred stock, par value $10 per share.

Shares Used to Calculate Earnings per Share

	Years Ended December 31,
(In millions)	2009	2008	2007

Weighted-average shares

Basic (a)	47.2	46.3	46.5
Effect of dilutive stock awards	0.3	0.4	0.5
Diluted	47.5	46.7	47.0

Antidilutive stock awards excluded from denominator	2.5	0.7	0.4
(a)
We have deferred compensation plans for directors and certain of our employees.  Amounts owed to participants are denominated in common stock units.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average units credited to employees and directors under the deferred compensation plans.  Accordingly, included in basic shares are weighted-average units of 0.8 million in 2009, 0.7 million in 2008 and 1.0 million in 2007.

Shares of our common stock held by the Employee Benefits Trust in 2007 that were not allocated to participants under our various benefit plans were excluded from earnings per share calculations since they were treated as treasury shares for the calculation of earnings per share.  The Employee Benefits Trust held 1.7 million unallocated shares at December 31, 2007.  As discussed above, the trust was terminated in September 2008.

Note 17 – Income from Discontinued Operations

	Years Ended December 31,
(In millions)	2009	2008	2007

Brink’s Home Security Holdings, Inc. (“BHS”):
Income from operations before tax (a)	$-	105.4	112.9
Expense associated with the spin-off	-	(13.0)	-

United Kingdom domestic cash handling operations:
Gain on sale	-	-	1.5
Loss from operations before tax (b)	-	-	(13.9)

Adjustments to contingencies of former operations:
Gain from FBLET refunds (see note 21)	19.7	-	-
BAX Global indemnification (see note 21)	(13.2)	-	-
Other	0.3	4.9	(0.1)
Income from discontinued operations before income taxes	6.8	97.3	100.4
Provision for income taxes	2.3	45.8	41.5
Income from discontinued operations	$4.5	51.5	58.9
(a)	Revenues of BHS were $442.4 million in 2008 (partial year) and $484.4 million in 2007.
(b)	Revenues of the United Kingdom domestic cash handling operations were $28.9 million in 2007.

BHS Spin-off
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

In connection with the spin-off, we entered into a Tax Matters Agreement with BHS which provides a basis for the preparation and filing of tax returns for pre-spin and post-spin operations of BHS in 2008.  As authorized by the Tax Matters Agreement, we made certain elections related to BHS’ operations for our U.S. federal and state 2008 consolidated tax returns in 2009. These elections have the effect of decreasing the net deferred tax assets allocated to BHS at the time of the spin-off. As a result, we increased the amount of our current income tax receivable during 2009 by $26.8 million, with an offsetting increase in retained earnings to adjust the amount of the spin-off distribution.

After the spin-off, we reclassified BHS’ results of operations, including previously reported results and non-segment income (expense) directly related to the spin-off, within discontinued operations.

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

Interest Expense
Interest expense included in discontinued operations was $0.3 million in 2008 and $0.6 million in 2007.  Interest expense recorded in discontinued operations includes only interest on third-party borrowings made directly by BHS, and Brink’s United Kingdom domestic cash handling operations.

Note 18 – Supplemental Cash Flow Information

	Years Ended December 31,
(In millions)	2009	2008	2007

Cash paid for:
Interest	$10.3	12.1	10.1
Income taxes, net	12.6	69.2	65.5

On August 20, 2009, we issued 2,260,738 shares of our common stock as part of our voluntary contribution to our primary U.S. retirement plan.  The value of our stock contribution was at $25.48 per share, or $57.6 million in the aggregate.

Note 19 – Other Operating Income (Expense)

	Years Ended December 31,
(In millions)	2009	2008	2007

Foreign currency transaction losses	$(41.4)	(18.1)	(9.5)
Gain on acquiring control of equity method affiliates	14.9	-	-
Gains on sales of property and other assets	9.4	13.1	4.6
Royalty income	8.6	2.8	1.3
Share in earnings of equity affiliates	4.5	5.0	3.3
Impairment losses	(2.7)	(1.9)	(2.5)
Other	3.2	3.7	3.9
Other operating income (expense)	$(3.5)	4.6	1.1

Note 20 – Interest and Other Nonoperating Income

	Years Ended December 31,
(In millions)	2009	2008	2007

Interest income	$10.8	15.0	8.7
Other-than-temporary impairment of marketable securities	-	(7.1)	-
Other, net	-	0.2	1.8
Total	$10.8	8.1	10.5

In 2008, we recognized a $7.1 million other-than-temporary impairment loss on marketable securities.  We concluded the impairment of the securities was not temporary based on the length of time and the degree to which the fair value had been below the securities’ $26.3 million cost basis.

Note 21 – Other Commitments and Contingencies

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

Former operations
BAX Global, a former business unit, is defending a claim related to the apparent diversion by a third party of goods being transported for a customer.  During 2009, BAX Global advised us that it is probable that it will be deemed liable for this claim.   We have contractually indemnified the purchaser of BAX Global for this contingency.  Although it is possible that this claim ultimately may be decided in favor of BAX Global, we have accrued €9 million ($13 million at December 31, 2009) related to this matter.  We recognized the expense in discontinued operations.  We believe we have insurance coverage applicable to this matter and that it will be resolved without a material adverse effect on our liquidity, financial position or results of operations.

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

Purchase Obligations
At December 31, 2009, we had noncancellable commitments for $18.6 million in equipment purchases, and information technology and other services.

Note 22 – Selected Quarterly Financial Data (unaudited)

	2009 Quarters				2008 Quarters
(In millions, except per share amounts)	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Revenues	$732.5	751.9	801.8	848.8	$792.8	797.8	813.4	759.5
Segment operating profit	52.4	28.9	61.7	70.4	82.0	52.6	68.1	69.2
Operating profit	41.7	26.7	60.9	37.5	66.5	42.8	49.8	69.4
Amounts attributable to Brink’s:
Income (loss) from:
Continuing operations	$22.2	16.0	33.4	124.1	$32.9	30.7	29.5	38.7
Discontinued operations	0.8	4.3	1.0	(1.6)	17.2	18.0	18.5	(2.2)
Net income attributable to Brink’s	$23.0	20.3	34.4	122.5	$50.1	48.7	48.0	36.5

Depreciation and amortization	$30.7	32.8	33.7	37.9	$29.8	31.3	31.5	29.7
Capital expenditures	29.5	45.0	38.0	58.1	31.5	38.9	49.0	45.9

Earnings (loss) per share attributable to Brink’s
common shareholders:
Basic:
Continuing operations	$0.48	0.35	0.70	2.54	$0.71	0.66	0.64	0.83
Discontinued operations	0.02	0.09	0.02	(0.03)	0.37	0.39	0.40	(0.04)
Net income	$0.50	0.44	0.72	2.51	$1.08	1.06	1.04	0.79

Diluted:
Continuing operations	$0.48	0.34	0.70	2.53	$0.70	0.66	0.64	0.83
Discontinued operations	0.02	0.09	0.02	(0.03)	0.37	0.39	0.39	(0.04)
Net income	$0.49	0.44	0.72	2.50	$1.07	1.05	1.03	0.78

Earnings per share amounts for each quarter are required to be computed independently.  As a result, their sum may not equal the annual earnings per share.

In the second quarter of 2009, we recognized approximately $20 million in pretax gains from FBLET refunds which were partially offset by a $13 million charge for a contingent liability related to our former BAX operations. Both amounts were reported as part of discontinued operations.

Results in the third quarter of 2009 included a $14 million gain related to the acquisition of a controlling interest in an equity affiliate.

Fourth-quarter 2009 results included a $118 million tax benefit related to the release of the U.S. tax valuation allowance and a $23 million pretax loss from the repatriation of cash from our Venezuelan operations.

In the fourth quarter of 2008, we completed the spin-off of our former home security business, BHS.  After the spin-off, we reclassified BHS’ results of operations, including previously reported results and non-segment expenses directly related to the spin-off, within discontinued operations.

Results in the fourth quarter of 2008 included a pretax gain of $12 million on the sale of certain assets of our former coal operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Reference is made to pages 66 and 67 for Management’s Annual Report on Internal Control over Financial Reporting and the Attestation Report of the Registered Public Accounting Firm.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Business Code of Ethics that applies to all of the directors, officers and employees (including the Chief Executive Officer, Chief Financial Officer and Controller) and have posted the Code on our website.  We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of the Business Code of Ethics applicable to the Chief Executive Officer, Chief Financial Officer or Controller by posting this information on the website.  The internet address is www.brinkscompany.com.

Our Chief Executive Officer is required to make, and he has made, an annual certification to the New York Stock Exchange (“NYSE”) stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE.  Our Chief Executive Officer made his annual certification to that effect to the NYSE as of May 14, 2009.  In addition, we are filing, as exhibits to this Annual Report on Form 10-K, the certification of our principal executive officer and principal financial officer required under sections 906 and 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

The information regarding executive officers is included in this report following Item 4, under the caption “Executive Officers of the Registrant.”  Other information required by Item 10 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2009.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2009.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2009.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	All financial statements – see pages 69 – 108.

	2.	Financial statement schedules – not applicable.

	3.	Exhibits – see exhibit index.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2010.

The Brink’s Company
(Registrant)

By	/s/ M. T. Dan
(Michael T. Dan,
Chairman, President and
Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 25, 2010.

Signature	Title

/s/ M. T. Dan	Director, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Michael T. Dan
/s/ J.W. Dziedzic	Vice President and Chief Financial Officer (Principal Financial Officer)
Joseph W. Dziedzic
/s/ M. A. P. Schumacher	Controller (Principal Accounting Officer)
Matthew A.P. Schumacher

*	Director
Roger G. Ackerman

*	Director
Betty C. Alewine

*	Director
Marc C. Breslawsky

*	Director
Paul G. Boynton

*	Director
Michael J. Herling

*	Director
Thomas R. Hudson Jr.

*	Director
Murray D. Martin

*	Director
Thomas C. Schievelbein

*	Director
Robert J. Strang

*	Director
Ronald L. Turner

* By:	/s/ M. T. Dan
Michael T. Dan, Attorney-in-Fact

Exhibit Index

Each exhibit listed as a previously filed document is hereby incorporated by reference to such document.

Exhibit Number	Description

2(i)
Shareholders’ Agreement, dated as of January 10, 1997, between Brink’s Security International, Inc., and Valores Tamanaco, C.A.  Exhibit 10(w) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

3(i)	Amended and Restated Articles of Incorporation of the Registrant. Exhibit 3(i) to the Registrant’s Current Report on Form 8-K filed November 20, 2007.

3(ii)	Amended and Restated Bylaws of the Registrant. Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed February 22, 2010.

10(a)*	Key Employees Incentive Plan, as amended and restated as of November 16, 2007. Exhibit 10(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”)

10(b)*
Key Employees’ Deferred Compensation Program, as amended and restated as of November 13, 2008.  Exhibit 10(b) to the Registrant’s Annual report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”)

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

	(vii)	Amendment No. 5 to Trust Agreement, dated as of September 20, 2004. Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

	(viii)	Amendment No. 6 to Trust Agreement, dated as of November 22, 2004. Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed November 22, 2004.

10(d)*	Executive Salary Continuation Plan. Exhibit 10(e) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 (the “1991 Form 10-K”).

10(e)*	1988 Stock Option Plan, as amended and restated as of January 14, 2000. Exhibit 10(f) to the 1999 Form 10-K.

10(f)*	2005 Equity Incentive Plan, as amended and restated as of February 19, 2010.

10(g)*	(i)	Form of Option Agreement for options granted under 2005 Equity Incentive Plan. Exhibit 99 to the Registrant’s Current Report on Form 8-K filed July 13, 2005.

	(ii)	Form of Restricted Stock Units Award Agreement for restricted stock units granted under 2005 Equity Incentive Plan. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 13, 2009.

10(h)*	Management Performance Improvement Plan, as amended and restated as of February 19, 2010.

10(i)*	Change in Control Agreement dated as of February 25, 2010, between the Registrant and Frank T. Lennon. Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed February 25, 2010.

10(j)*	(i)	Form of severance agreement between the Registrant and Frank T. Lennon. Exhibit 10(o)(ii) to the 1997 Form 10-K.

	(ii)	Form of Amendment No. 1 to severance agreement. Exhibit 10(j)(ii) to the 2008 Form 10-K.

10(k)*	(i)
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

	(iii)	Amendment No. 2 to Employment Agreement among the Registrant, Brink’s, Incorporated and Michael T. Dan. Exhibit 10 to the Registrant’s Current Report on Form 8-K filed March 10, 2006.

	(iv)	Amendment No. 3 to Employment Agreement among the Registrant, Brink’s, Incorporated and Michael T. Dan. Exhibit 10(k)(iv) to the 2008 Form 10-K.

	(v)	Amendment No. 4 to Employment Agreement among the Registrant, Brink’s, Incorporated and Michael T. Dan. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 13, 2009.

10(l)*	Change in Control Agreement dated as of February 25, 2010, between the Registrant and Michael T. Dan. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 25, 2010.

10(m)*	(i)	Change in Control Agreement dated as of April 7, 2008, between the Registrant and Michael J. Cazer. Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 5, 2008.

	(ii)	Amendment No. 1 to Change in Control Agreement between the Registrant and Michael J. Cazer. Exhibit 10(m)(ii) to the 2008 Form 10-K.

10(n)*	(i)	Severance Agreement dated as of April 7, 2008, between the Registrant and Michael J. Cazer. Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 5, 2008.

	(ii)	Amendment No. 1 to Severance Agreement between the Registrant and Michael J. Cazer. Exhibit 10(n)(ii) to the 2008 Form 10-K.

10(o)*	(i)	Restricted Stock Unit Award Agreement, dated as of April 7, 2008, between the Registrant and Michael J. Cazer. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 5, 2008.

	(ii)	Restricted Stock Unit Award Agreement, dated as of April 7, 2008, between the Registrant and Michael J. Cazer. Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 5, 2008.

10(p)*	Change in Control Agreement dated as of February 25, 2010, between the Registrant and Joseph W. Dziedzic. Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 25, 2010.

10(q)*	Change in Control Agreement dated as of February 25, 2010, between the Registrant and McAlister C. Marshall, II. Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed February 25, 2010.

10(r)*	Restricted Stock Unit Award Agreement, dated as of September 15, 2008, between the Registrant and McAlister C. Marshall, II. Exhibit 10(q) to the 2008 Form 10-K.

10(s)*	Change in Control Agreement dated as of February 25, 2010, between the Registrant and Matthew A.P. Schumacher. Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed February 25, 2010.

10(t)*	Form of Indemnification Agreement entered into by the Registrant with its directors and officers. Exhibit 10(l) to the 1991 Form 10-K.

10(u)*	(i) Retirement Plan for Non-Employee Directors, as amended. Exhibit 10(g) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (the “Third Quarter 1994 Form 10-Q”).

(ii)
Form of letter agreement dated as of September 16, 1994, between the Registrant and its Non-Employee Directors pursuant to Retirement Plan for Non-Employee Directors.  Exhibit 10(h) to the Third Quarter 1994 Form 10-Q.

10(v)*	Non-Employee Directors’ Stock Option Plan, as amended and restated as of July 8, 2005. Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10(w)*	Directors’ Stock Accumulation Plan, as amended and restated as of September 12, 2008. Exhibit 10.1 to the Third Quarter 2008 Form 10-Q.

10(x)*	Non-Employee Directors’ Equity Plan. Annex B to the Proxy Statement for the Registrant’s 2008 Annual Meeting of Shareholders.

10(y)*	(i)
Form of Award Agreement for deferred stock units granted in 2008 under the Non-Employee Directors’ Equity Plan.  Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (the “Second Quarter 2008 Form 10-Q”).

(ii)
Form of Award Agreement for deferred stock units granted in 2009 under the Non-Employee Directors Equity Plan.  Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (the “Second Quarter 2009 Form 10-Q”).

10(z)*	Plan for Deferral of Directors’ Fees, as amended and restated as of November 14, 2008. Exhibit 10(y) to the 2008 Form 10-K.

10(aa)	(i) Trust Agreement for The Brink’s Company Employee Welfare Benefit Trust. Exhibit 10(t) to the 1999 Form 10-K.

(ii) First Amendment of The Brink’s Company Employee Welfare Benefit Trust, dated as of November 1, 2001. Exhibit 10(t)(ii) to the 2007 Form 10-K.

(iii) Second Amendment of The Brink’s Company Employee Welfare Benefit Trust, dated as of September 30, 2003. Exhibit 10(t)(iii) to the 2007 Form 10-K.

10(bb)	(i)
$43,160,000 Bond Purchase Agreement, dated September 17, 2003, among the Peninsula Ports Authority of Virginia, Dominion Terminal Associates, Pittston Coal Terminal Corporation and the Registrant.  Exhibit 10.1 to the Second Quarter 2009 Form 10-Q.

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

10(cc)
$135,000,000 Letter of Credit Agreement, dated as of July 23, 2008 with an effective date of August 13, 2008, among the Registrant, certain of the Registrant’s subsidiaries and ABN AMRO Bank N.V.  Exhibit 10.2 to Second Quarter 2009 Form 10-Q.

10(dd)	(i)	Credit Agreement, dated July 13, 2005, among the Registrant, certain of its subsidiaries and ABN AMRO Bank N.V. Exhibit 10.3 to Second Quarter 2009 Form 10-Q.

(ii)
First Amendment to Credit Agreement, entered into as of December 22, 2006, by and among the Registrant, Brink’s, Incorporated and ABN AMRO Bank N.V.  Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 22, 2006.

	(iii)	Second Amendment to Credit Agreement, entered into as of March 24, 2008, by and among the Registrant, Brink’s, Incorporated and ABN AMRO Bank N.V. Exhibit 10(cc)(iii) to the 2008 Form 10-K.

10(ee)
$400,000,000 Credit Agreement among the Registrant, as Parent Borrower, the Subsidiary Borrowers referred to therein, certain of Parent Borrower’s Subsidiaries, as Guarantors, Various Lenders, Bank of Tokyo-Mitsubishi UFJ Trust Company, as Documentation Agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Syndication Agents, and Wachovia Bank, National Association, as Administrative Agent, an Issuing Lender and Swingline Lender, dated as of August 11, 2006.  Exhibit 10.4 to Second Quarter 2009 Form 10-Q.

10(ff)
Stock Purchase Agreement, dated as of November 15, 2005, by and among BAX Holding Company, BAX Global Inc., The Brink’s Company and Deutsche Bahn AG.  Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed November 16, 2005.

10(gg)
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

10(ii)	Tax Matters Agreement between the Registrant and Brink’s Home Security Holdings, Inc. dated as of October 31, 2008. Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed November 5, 2008.

10(jj)
Non-Competition and Non-Solicitation Agreement between the Registrant and Brink’s Home Security Holdings, Inc. dated as of October 31, 2008.  Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed November 5, 2008.

10(kk)
Employee Matters Agreement between the Registrant and Brink’s Home Security Holdings, Inc. dated as of October 31, 2008.  Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed November 5, 2008.

10(ll)	Registration Rights Agreement between the Registrant and Evercore Trust Company, N.A. dated as of August 20, 2009. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 20, 2009.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

99(a)*	Excerpt from Pension-Retirement Plan relating to preservation of assets of the Pension-Retirement Plan upon a change in control. Exhibit 99(a) to the 2008 Form 10-K.

*Management contract or compensatory plan or arrangement.