Form 10-Q
period 2010-03-31
BRINKS CO
filed 2010-04-30
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes  ☐  No  ☒

As of April 24, 2010, 47,897,545 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements

THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(In millions)	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$131.9	143.0
Accounts receivable, net	429.0	427.6
Prepaid expenses and other	114.3	81.0
Deferred income taxes	36.8	38.5
Total current assets	712.0	690.1

Property and equipment, net	538.3	549.5
Goodwill	216.7	213.7
Deferred income taxes	243.3	254.1
Other	165.4	172.4

Total assets	$1,875.7	1,879.8

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$9.0	7.2
Current maturities of long-term debt	11.0	16.1
Accounts payable	103.2	127.2
Accrued liabilities	375.2	369.8
Total current liabilities	498.4	520.3

Long-term debt	201.6	172.3
Accrued pension costs	184.5	192.1
Retirement benefits other than pensions	218.0	198.3
Deferred income taxes	29.0	30.5
Other	173.3	170.5
Total liabilities	1,304.8	1,284.0

Commitments and contingent liabilities (notes 4, 5 and 11)

Equity:
The Brink’s Company (“Brink’s”) shareholders’ equity:
Common stock	47.9	47.9
Capital in excess of par value	552.4	550.2
Retained earnings	501.7	514.8
Accumulated other comprehensive loss	(596.1)	(578.0)
Total Brink’s shareholders’ equity	505.9	534.9

Noncontrolling interests	65.0	60.9

Total equity	570.9	595.8

Total liabilities and equity	$1,875.7	1,879.8

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months
	Ended March 31,
(In millions, except per share amounts)	2010	2009

Revenues	$735.4	732.5

Costs and expenses:
Cost of revenues	610.1	591.1
Selling, general and administrative expenses	100.0	104.3
Total costs and expenses	710.1	695.4
Other operating income (expense)	(1.5)	4.6

Operating profit	23.8	41.7

Interest expense	(2.5)	(2.7)
Interest and other income	1.4	4.0
Income from continuing operations before tax	22.7	43.0
Provision for income taxes	24.3	10.5

Income (loss) from continuing operations	(1.6)	32.5

Income (loss) from discontinued operations	(3.4)	0.8

Net income (loss)	(5.0)	33.3
Less net income (loss) attributable to noncontrolling interests	(3.2)	(10.3)

Net income (loss) attributable to Brink’s	(8.2)	23.0

Amounts attributable to Brink’s:
Income (loss) from continuing operations	(4.8)	22.2
Income (loss) from discontinued operations	(3.4)	0.8

Net income (loss) attributable to Brink’s	$(8.2)	23.0

Earnings (loss) per share attributable to Brink’s common shareholders:
Basic:
Continuing operations	$(0.10)	0.48
Discontinued operations	(0.07)	0.02
Net income (loss)	(0.17)	0.50

Diluted:
Continuing operations	$(0.10)	0.48
Discontinued operations	(0.07)	0.02
Net income (loss)	(0.17)	0.49

Weighted-average shares
Basic	48.8	46.3
Diluted	48.8	46.5

Cash dividends paid per common share	$0.10	0.10

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statement of Shareholders’ Equity

Three months ended March 31, 2010
(Unaudited)

	Attributable to Brink’s
			Capital		Accumulated	Attributable
			in Excess		Other	to
		Common	of Par	Retained	Comprehensive	Noncontrolling
(In millions)	Shares	Stock	Value	Earnings	Loss	Interests	Total

Balance as of December 31, 2009	47.9	$47.9	550.2	514.8	(578.0)	60.9	595.8

Net income (loss)	-	-	-	(8.2)	-	3.2	(5.0)
Other comprehensive income (loss)	-	-	-	-	(18.1)	1.5	(16.6)
Dividends:
Brink’s common shareholders
($0.10 per share)	-	-	-	(4.8)	-	-	(4.8)
Noncontrolling interests	-	-	-	-	-	(0.6)	(0.6)
Share-based compensation:
Stock options and awards:
Compensation expense	-	-	1.0	-	-	-	1.0
Consideration received from
exercise of stock options	-	-	0.2	-	-	-	0.2
Other share-based benefit programs	-	-	1.0	(0.1)	-	-	0.9

Balance as of March 31, 2010	47.9	$47.9	552.4	501.7	(596.1)	65.0	570.9

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months
	Ended March 31,
(In millions)	2010	2009

Cash flows from operating activities:
Net income (loss)	$(5.0)	33.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	3.4	(0.8)
Depreciation and amortization	32.3	30.7
Stock compensation expense	1.0	0.7
Deferred income taxes	15.1	(4.8)
Retirement benefit funding (more) less than expense:
Pension	(1.6)	(0.6)
Other than pension	4.3	5.4
Gains:
Sales of property and other assets	(0.8)	(3.1)
Acquisitions of controlling interest of equity-method investments	-	(1.5)
Other operating	7.7	1.2
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(16.0)	13.0
Accounts payable, income taxes payable and accrued liabilities	(9.2)	(33.0)
Prepaid and other current assets	(28.1)	(19.9)
Other	2.1	(1.2)
Discontinued operations	-	(0.1)
Net cash provided by operating activities	5.2	19.3

Cash flows from investing activities:
Capital expenditures	(26.9)	(29.5)
Acquisitions	(6.5)	(49.0)
Sales of marketable securities	0.3	2.7
Other	(0.6)	3.3
Net cash used by investing activities	(33.7)	(72.5)

Cash flows from financing activities:
Borrowings and repayments:
Short-term debt	2.1	3.6
Long-term revolving credit facilities	28.3	39.2
Other long-term debt:
Borrowings	1.0	-
Repayments	(7.3)	(3.0)
Cash proceeds from sale-leaseback transactions	1.2	-
Repurchase shares of common stock of Brink’s	-	(6.9)
Dividends to:
Shareholders of Brink’s	(4.8)	(4.6)
Noncontrolling interests in subsidiaries	(0.6)	(0.2)
Proceeds from exercise of stock options	0.2	0.2
Other	(0.2)	-
Net cash provided by financing activities	19.9	28.3

Effect of exchange rate changes on cash	(2.5)	(2.6)

Cash and cash equivalents:
Increase (decrease)	(11.1)	(27.5)
Balance at beginning of period	143.0	250.9
Balance at end of period	$131.9	223.4

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of presentation

The Brink’s Company (along with its subsidiaries, “Brink’s” or “we”) has two geographic reportable segments:

•      International
•      North America

Our unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, the unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Foreign subsidiaries that operate in highly inflationary countries must use the reporting currency as the functional currency.  Local-currency monetary assets and liabilities are remeasured into the reporting currency each balance sheet date, with remeasurement adjustments and other transaction gains and losses recognized in earnings.  Non-monetary assets and liabilities do not fluctuate with changes in local currency exchange rates to the reporting currency.

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

In December 2009, we repatriated $13 million of dividends generated by our Venezuelan operations that had been unpaid over the last several years using the parallel market exchange rate.  We began translating our financial statements for our Venezuelan operations using the parallel rate, effective December 21, 2009, the date of our decision to pay past dividends at the parallel rate.  We expect to continue to pay future dividends using the parallel rate.  This is consistent with the guidance issued by the International Practices Task Force of the Center for Audit Quality and U.S. GAAP.  This guidance provides that, in the absence of unusual circumstances, the rate used for dividend remittances should be used to translate foreign financial statements.

Venezuela has had significant inflation in the last several years and, in December 2009, the three-year cumulative inflation rate exceeded
100%.  As a result, beginning January 1, 2010, we have designated Venezuela’s economy as highly inflationary, and we consolidated our Venezuelan results using our accounting policy for subsidiaries operating in highly inflationary economies.

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

Recently Adopted Accounting Standards
We adopted the accounting principles established by Accounting Standards Update (“ASU”) 2009-16, Transfers and Servicing: Accounting for Transfers of Financial Assets, effective January 1, 2010.  This ASU removes the concept of a qualifying special-purpose entity (QSPE) from SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and removes the exception from applying FASB Interpretation 46R, Consolidation of Variable Interest Entities. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  The adoption of this new guidance did not have a material effect on our financial statements.

We adopted the accounting principles established by ASU 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, effective January 1, 2010. This ASU requires an ongoing reassessment and replaces the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity (“VIE”) with a primarily qualitative analysis. The qualitative analysis is based on identifying the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance (the “power criterion”) and the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE (the “losses/benefit criterion”). The party that meets both these criteria is deemed to have a controlling financial interest. The party with the controlling financial interest is considered to be the primary beneficiary and as a result is required to consolidate the VIE.  The adoption of this new guidance did not have a material effect on our financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements.  ASU 2010-06 both expands and clarifies the disclosure requirements related to fair value measurements. Entities are required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 of the fair value valuation hierarchy and describe the reasons for the transfers. Additionally, entities are required to disclose information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The new guidance also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques.  We adopted the new disclosures effective January 1, 2010, except for the Level 3 rollforward disclosures. The Level 3 rollforward disclosures will be effective for us January 1, 2011.  The adoption of the ASU did not have a material impact on our disclosures as we did not have any significant transfers in and out of Level 1 and Level 2 of the fair value valuation hierarchy in the first quarter of 2010.

We adopted the accounting principles established by ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, effective January 1, 2010.  Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.

Standards Not Yet Adopted
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

Note 2 – Segment information

We identify our operating segments based on how resources are allocated and operating decisions are made.  Management evaluates performance and allocates resources based on segment operating profit or loss, which excludes non-segment income (expense).  We have four geographic operating segments, and under the aggregation criteria set forth in FASB ASC Topic 280, Segment Reporting, we have two reportable segments: International and North America.

The primary services of the reportable segments include:
•	Cash-in-transit (“CIT”) armored car transportation
•	Automated teller machine (“ATM”) replenishment and servicing
•	Global Services – arranging secure long-distance transportation of valuables
•	Cash Logistics – supply chain management of cash; from point-of-sale through transport, vaulting and bank deposit
•	Payment Services – consumers pay utility and other bills at payment locations
•	Guarding services, including airport security

Brink’s operates in more than 50 countries.

	Three Months
	Ended March 31,
(In millions)	2010	2009

Revenues:
International	$509.0	511.6
North America	226.4	220.9
Revenues	$735.4	732.5

Operating profit:
International	$24.5	37.9
North America	10.4	14.5
Segment operating profit	34.9	52.4
Non-segment	(11.1)	(10.7)
Operating profit	$23.8	41.7

Note 3 – Shares used to calculate earnings (loss) per share

Shares used to calculate earnings (loss)  per share were as follows:

	Three Months
	Ended March 31,
(In millions)	2010	2009

Weighted-average shares:
Basic (a)	48.8	46.3
Effect of dilutive stock options and awards	-	0.2
Diluted	48.8	46.5

Antidilutive stock options and awards excluded from denominator	3.6	2.4
(a)
We have deferred compensation plans for directors and certain of our employees.  Amounts owed to participants are denominated in common stock units.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average units credited to employees and directors under the deferred compensation plans.  Accordingly, included in basic shares are weighted-average units of 0.9 million in the three months ended March 31, 2010, and 0.8 million in the three months ended March 31, 2009.

Note 4 – Retirement benefits

Pension plans
We have various defined-benefit pension plans covering eligible current and former employees.  Benefits under most plans are based on salary and years of service.

The components of net periodic pension cost (credit) for our pension plans were as follows:

(In millions)	U.S. Plans		Non-U.S. Plans		Total
Three months ended March 31,	2010	2009	2010	2009	2010	2009

Service cost	$-	-	1.6	1.4	1.6	1.4
Interest cost on projected benefit obligation	11.7	11.6	3.4	2.9	15.1	14.5
Return on assets – expected	(16.7)	(14.2)	(2.7)	(2.1)	(19.4)	(16.3)
Amortization of losses	4.8	2.4	0.9	0.9	5.7	3.3
Settlement loss	-	0.3	-	-	-	0.3
Net periodic pension cost (credit)	$(0.2)	0.1	3.2	3.1	3.0	3.2

Based on December 31, 2009, data, assumptions and funding regulations, we are not required to make a contribution to our primary U.S. plan for the fiscal year 2010.

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

The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

(In millions)	UMWA plans		Black lung and other plans		Total
Three months ended March 31,	2010	2009	2010	2009	2010	2009

Service cost	$-	-	-	-	-	-
Interest cost on accumulated postretirement
benefit obligations	6.6	7.2	0.6	0.7	7.2	7.9
Return on assets – expected	(6.4)	(5.6)	-	-	(6.4)	(5.6)
Amortization of losses	3.9	5.0	0.1	0.1	4.0	5.1
Net periodic postretirement cost	$4.1	6.6	0.7	0.8	4.8	7.4
.

The Patient Protection and Affordable Care Act (the “Act”), which was enacted in March 2010, contains an amendment to the laws governing federal black lung benefits for coal miners. The amendment creates a presumption that benefits should be awarded to current or former coal miners that have accumulated 15 or more years of coal mine employment if they are able to prove that they have a disabling pulmonary disease.  Previously, miners were required to demonstrate that their disabling pulmonary disease was caused by black lung disease, and not by some other cause such as smoking or old age.  Under the new law, the burden of proof becomes the employer’s to establish that the disabling pulmonary disease is not black lung disease or that the miner’s disease did not result from coal mine employment.  Surviving spouses will no longer be required to prove that black lung disease caused the death of a miner to continue receiving benefits.

The new law will be used to assess claims that are currently being reviewed, unless the claim was filed before January 1, 2005.  Miners who have been denied benefits in the past (either as a result of not being able to prove that they have a disabling pulmonary disease, or not being able to prove that their disease was black lung disease) may reapply for benefits and these claims will be assessed using the new rules.

The amendment will likely increase the approval rates for coal miners applying to receive black lung benefits.  We remeasured our black lung obligation as of March 31, 2010, to reflect an estimate of the increase in amounts to be paid to miners as a result of the new law.  The obligation increased $19.3 million as a result of the remeasurement, from $42.3 million before the remeasurement to $61.6 million.

Approval rates used in the remeasurement of the black lung obligation were increased to reflect an estimate of the effect of the new legislation.  The discount rate used at remeasurement was 5.3% (compared to 5.4% at December 31, 2009) and the medical inflation rate was 5.0% (compared to 8.0% at December 31, 2009).  All other assumptions remain the same as they were at December 31, 2009, which can be found in our 2009 Annual Report on Form 10-K.  Approval rates are difficult to estimate since the effect of the change in the law has not yet been placed in practice.  The liability could change in the future if the approval rates used in the estimates of the liabilities are either too high or too low.  These estimated amounts will change in the future to reflect payments made, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the currently estimated amounts.

As a result of the remeasurement, total net periodic postretirement cost related to retirement benefits other than pensions in 2010 will be $21.0 million compared to the full-year estimate of $19.4 million that was disclosed in our 2009 Annual Report.  The $1.6 million increase will be recorded ratably over the remainder of the year.

Note 5 – Income taxes

	Three Months
	Ended March 31,
	2010	2009

Continuing operations
Provision for income taxes (in millions)	$24.3	10.5
Effective tax rate	107.0%	24.4%

2010 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first quarter of 2010 was higher than the 35% U.S. statutory tax rate largely due to a $13.9 million reduction in deferred tax assets as a result of recently enacted U.S. healthcare legislation, and $1.7 million in higher taxes related to non-U.S. tax jurisdictions.   These non-U.S. taxes were higher than 35% primarily due to the designation of Venezuela as highly inflationary for accounting purposes (including a $4.9 million nondeductible net monetary asset remeasurement charge), the geographical mix of earnings, and the characterization of a French business tax as an income tax based upon legislative changes effective January 1, 2010.

2009 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first quarter of 2009 was lower than the 35% U.S. statutory tax rate largely due to $4.3 million in lower taxes related to non-U.S. tax jurisdictions.  These non-U.S. taxes were lower than 35% primarily due to lower effective tax rates in our non-U.S. jurisdictions and inflation adjustments in certain countries that are treated as permanent differences.

Note 6 – Common stock

Share Purchases
On September 14, 2007, our board of directors authorized the purchase of up to $100 million of our outstanding common shares. The repurchase authorization does not have an expiration date.  Under the program, we used $56.3 million to purchase 883,800 shares of common stock between December 5, 2007, and May 2, 2008, at an average price of $63.67 per share.  We used an additional $3.9 million to purchase 160,500 shares of common stock in the fourth quarter of 2008, at an average price of $24.03 per share.  In the first quarter of 2009, we used an additional $6.1 million to purchase 234,456 shares of common stock at an average price of $26.20 per share. No shares were purchased in the remainder of 2009 or during the first quarter of 2010.  As of March 31, 2010, we had $33.7 million under this program available to purchase shares.

Note 7 – Acquisitions

On March 1, 2010, we acquired Est Valeurs, a provider of CIT and cash services in Eastern France. Est Valeurs employed approximately 100 people and had 2009 revenue of $13 million.

On April 22, 2010, we acquired a majority stake in a Russian cash processing business that complements the company’s acquisition of a CIT business in Russia in the first quarter of 2009.  With principal operations in Moscow, we now have approximately 500 employees in Russia and offer a full range of CIT, ATM, money processing and Global Services operations for domestic and international markets.

Note 8 – Supplemental cash flow information

	Three Months
	Ended March 31,
(In millions)	2010	2009

Cash paid for:
Interest	$1.7	1.8
Income taxes	16.1	28.4

We acquired $1.4 million of new armored vehicles under capital lease arrangements in the first quarter of 2010 ($1.7 million in the first quarter of 2009).

Note 9 – Comprehensive income (loss)

	Three Months
	Ended March 31,
(In millions)	2010	2009

Amounts attributable to Brink’s:
Net income (loss)	$(8.2)	23.0
Benefit plan experience gain	6.8	2.0
Benefit plan prior service cost (a)	(12.7)	2.8
Foreign currency translation adjustments	(13.2)	(17.9)
Marketable securities	1.0	(0.3)
Other comprehensive loss	(18.1)	(13.4)
Comprehensive income (loss) attributable to Brink’s	(26.3)	9.6

Amounts attributable to noncontrolling interests:
Net income	3.2	10.3
Foreign currency translation adjustments	1.0	(1.4)
Marketable securities	0.5	-
Other comprehensive income (loss)	1.5	(1.4)
Comprehensive income attributable to noncontrolling interests	4.7	8.9

Comprehensive income (loss)	$(21.6)	18.5
(a) Includes $19.3 million loss (net of $7.0 million income tax benefit) in the first quarter of 2010 related to a remeasurement of our black lung obligation, as described in note 4.

Note 10 – Fair Value of Financial Instruments

Investments in Available-for-sale Securities
We have available-for-sale securities that are carried at fair value in the financial statements.  For all of these investments, fair value was estimated based on quoted prices (Level 1).

		Gross Unrealized	Gross Unrealized
(In millions)	Cost	Gains	Losses	Fair Value

March 31, 2010
Mutual funds	$14.7	2.8	-	17.5
Non-U.S. debt securities	3.7	-	(0.1)	3.6
Equity securities	0.2	1.9	-	2.1
Marketable securities	$18.6	4.7	(0.1)	23.2

December 31, 2009
Mutual funds	$15.0	2.6	-	17.6
Non-U.S. debt securities	3.7	-	(0.6)	3.1
Equity securities	0.2	1.8	-	2.0
Marketable securities	$18.9	4.4	(0.6)	22.7

Fixed-Rate Debt
Fair value estimates of our obligation related to the fixed-rate Dominion Terminal Associates (“DTA”) bonds are based on quoted prices. The fair value and carrying value of our DTA bonds are as follows:

	March 31,		December 31,
	2010		2009
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value

DTA bonds	$43.8	43.2	42.7	43.2

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

Note 11 – Commitments and contingent matters

Operating leases
We have made residual value guarantees of approximately $52.3 million at March 31, 2010, related to operating leases, principally for trucks and other vehicles.

Former operations
BAX Global, a former business unit, has been defending a claim related to the apparent diversion by a third party of goods being transported for a customer.  On April 23, 2010, the Dutch Supreme Court denied the final appeal of BAX Global, letting stand the lower court ruling that BAX Global is liable for this claim.   We have contractually indemnified the purchaser of BAX Global for this contingency.  We accrued €9 million ($12 million at March 31, 2010) related to this matter.  We recognized the expense in discontinued operations in the second quarter of 2009.  We believe we have insurance coverage applicable to this matter and that it will be resolved without a material adverse effect on our liquidity, financial position or results of operations.

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

We identify our operating segments based on how resources are allocated and operating decisions are made.  Management evaluates performance and allocates resources based on operating profit or loss, excluding corporate allocations.  We have four geographic operating segments:  Europe, Middle East, and Africa (“EMEA”), Latin America, Asia Pacific and North America, which are aggregated into two reportable segments: International and North America.

RESULTS OF OPERATIONS

Consolidated Review

	GAAP		Adjusted (a)	% Change
Three Months Ended March 31,	2010	2009	2009	GAAP	Adjusted
(In millions, except per share amounts)

Revenues	$735	733	678	-	8
Operating profit:
International	25	38	24	(35)	1
North America	10	15	15	(28)	(28)
Total segment operating profit (b)	35	52	39	(33)	(10)
Non-segment income (expense) (c)	(11)	(11)	(11)	4	4
Operating profit	24	42	28	(43)	(15)
Income (loss) from continuing operations (d)	(5)	22	15	NM	NM
Net income (loss) (d)	(8)	23	15	NM	NM

Diluted earnings (loss) per share:
Continuing operations	$(0.10)	0.48	0.31	NM	NM
Net income (loss)	(0.17)	0.49	0.33	NM	NM
Amounts may not add due to rounding.

(a)
Adjusted financial information is contained on pages 24 - 25, including reconciliation to amounts reported under generally accepted accounting principles (“GAAP”).  Adjustments relate to the exchange rate used to translate operating results in Venezuela.

(b)
Total segment operating profit is a non-GAAP measure.  This table reconciles the measurement to operating profit, a GAAP measure.  Disclosure of total segment operating profit enables investors to assess the total operating performance of Brink’s excluding non-segment income and expense.  Forward-looking estimates related to total segment operating profit and non-segment income (expense) for 2010 are provided on page 23.

(c)	Non-segment includes expenses related to corporate and former operations and other amounts not allocated to segment operating profit. See page 19.
(d)	Amounts reported in this filing are attributable to the shareholders of The Brink’s Company and exclude earnings related to noncontrolling interests.

“Adjusted Results” reported for 2009 are Non-GAAP Financial Measures
We provide an analysis of our 2009 results of operations below on both a GAAP and Adjusted basis.  The 2009 Adjusted amounts are adjusted to translate our Venezuelan results at a different rate of exchange and to exclude certain income and expenses recorded under GAAP.  The supplemental disclosures are intended to assist readers in understanding our current year performance as compared to prior year adjusted periods.  The adjustments are described in detail and are reconciled to our GAAP results on pages 24 - 25.

Organic Growth
Organic growth represents the change in revenues or operating profit between the current and prior period, excluding the effect of the following items:  acquisitions and dispositions, foreign currency translation, and 2010 remeasurement of net monetary assets in Venezuela under highly-inflationary accounting.

Overview
Our revenues were even with the prior year.  Operating profit was down during the first quarter of 2010 compared to the same period of 2009.  The negative trend was mainly due to an unfavorable currency impact, related primarily to the reporting of 2010 results from Venezuela at the less favorable parallel market exchange rate and a charge related to the remeasurement of net monetary assets in Venezuela. On an adjusted basis, the operating profit decline in North America and the asset remeasurement charge in Venezuela were partially offset by an organic improvement in Latin America.  First-quarter results were also affected by continued price and volume pressure across most of our global markets.

Our income from continuing operations attributable to Brink’s and our earnings per share in 2010 were lower than 2009.  In addition to the above described factors, income from continuing operations attributable to Brink’s and earnings per share also reflected a $14 million ($0.28 per share) income tax charge resulting from the reduction in our deferred tax assets related to provisions in the recently enacted U.S. healthcare legislation.

Segment Operating Results

Segment Review - First Quarter 2010 versus First Quarter 2009
GAAP	Three Months Ended					Percentage
	March 31,					Change
	GAAP	Organic	Acquisitions /	Currency	GAAP
(In millions)	2009	Change	Dispositions	(b)	2010	Total	Organic
Revenues:
International:
EMEA	$293	(1)	(12)	19	299	2	-
Latin America	199	33	-	(49)	183	(8)	16
Asia Pacific	19	(3)	9	2	27	44	(13)
International	512	29	(3)	(28)	509	(1)	6
North America	221	(2)	-	7	226	2	(1)
Revenues	$733	27	(3)	(21)	735	-	4
Operating profit:
International	$38	7	1	(22)	25	(35)	19
North America	15	(5)	-	-	10	(28)	(31)
Segment operating profit	52	3	1	(22)	35	(33)	5
Non-segment (a)	(11)	-	-	-	(11)	4	4
Total	$42	2	1	(22)	24	(43)	6
Segment operating margin:
International	7.4%				4.8%
North America	6.6%				4.6%
Segment operating margin	7.2%				4.7%

Adjusted	Three Months Ended					Percentage
	March 31,					Change
	Adjusted	Organic	Acquisitions /	Currency	GAAP
(In millions)	2009 (c)	Change	Dispositions	(b)	2010	Total	Organic
Revenues:
International:
EMEA	$293	(1)	(12)	19	299	2	-
Latin America	145	19	-	20	183	26	13
Asia Pacific	19	(3)	9	2	27	44	(13)
International	457	15	(3)	41	509	11	3
North America	221	(2)	-	7	226	2	(1)
Revenues	$678	13	(3)	48	735	8	2
Operating profit:
International	$24	2	1	(3)	25	1	10
North America	15	(5)	-	-	10	(28)	(31)
Segment operating profit	39	(2)	1	(3)	35	(10)	(6)
Non-segment (a)	(11)	-	-	-	(11)	4	4
Total	$28	(3)	1	(3)	24	(15)	(9)
Segment operating margin:
International	5.3%				4.8%
North America	6.6%				4.6%
Segment operating margin	5.7%				4.7%
Amounts may not add due to rounding.
(a)	Includes income and expense not allocated to segments.
(b)
The “Currency” amount in the table is the summation of the monthly currency changes, plus (minus) the U.S. dollar amount of remeasurement currency gains (losses) of bolivar fuerte-denominated net monetary assets recorded under highly inflationary accounting rules in 2010 related to the Venezuelan operations.  The monthly currency change is equal to the Revenue or Operating Profit for the month in local currency, on a country-by-country basis, multiplied by the difference in rates used to translate the current period amounts to U.S. dollars versus the translation rates used in the year-ago month.  The functional currency in Venezuela was the bolivar fuerte in 2009, and became the U.S. dollar in 2010 under highly inflationary accounting rules.  Remeasurement gains and losses under these rules in 2010 are recorded in U.S. dollars but these gains and losses are not recorded in local currency.  Local currency Revenue and Operating Profit in 2010 used in the calculation of monthly currency change for Venezuela have been derived from the U.S. dollar results of the Venezuelan operations under U.S. GAAP (excluding remeasurement gains and losses) using current period currency exchange rates.

(c)
Adjusted financial information for 2009 is contained on pages 24 - 25, including reconciliation to amounts reported under generally accepted accounting principles in the United States (“GAAP”).  Adjustments relate to the exchange rate used to translate operating results in Venezuela.

Segment Review
First Quarter 2010 versus First Quarter 2009

Total Segment Operating Profit

GAAP
Segment operating profit declined $17 million due primarily to the unfavorable currency impact of $22 million. This was mainly related to:
•	reporting 2010 results from Venezuela at the less favorable parallel market exchange rate, and
•	a $5 million charge related to the remeasurement of net monetary assets in Venezuela.

Organic operating profit improvement in Latin America more than offset declines in North America and the rest of our International segment.

Adjusted
Segment operating profit decreased 10% or $4 million due mainly to:
•	a $5 million profit decline in North America, and
•	an unfavorable impact of $3 million from currency exchange rate changes. This included a $5 million asset remeasurement charge in Venezuela.

International Segment

Total International
GAAP
Revenues in the first quarter of 2010 for our international segment were 1% lower than the same period of 2009 as:
•	revenues in EMEA were 2% higher,
•	revenues in Latin America were 8% lower, and
•	revenues in Asia Pacific were 44% higher.

Operating profit in our international segment was 35% lower as profits were lower in EMEA and Latin America.

Adjusted
Revenues in the first quarter of 2010 for our international segment were 11% higher than the same period of 2009 as:
•	revenues in EMEA were 2% higher,
•	revenues in Latin America were 26% higher, and
•	revenues in Asia Pacific were 44% higher.

Operating profit in our international segment was 1% higher as higher earnings in Latin America more than offset lower earnings in EMEA and Asia Pacific.

EMEA
EMEA revenues were up 2% due mainly to:
•	favorable currency impact ($19 million),
partially offset by
•	decline in France due to loss of guarding contracts in 2009 ($9 million), and
•	sale of certain guarding operations in France in 2009 ($13 million).

Revenue did not change on an organic basis from the prior year period as lost guarding contracts offset improvement in Global Services. Continued economic weakness was driving price and volume pressure throughout the region.

 EMEA operating profit was down $1 million due primarily to:
•	higher restructuring and severance costs ($7 million versus $5 million last year), and
•	ongoing price and volume pressure throughout the region.

Latin America
GAAP
Revenue in Latin America decreased 8%, which reflects an unfavorable currency impact of $49 million.  Reporting 2010 Venezuela revenue at the parallel rate had a negative currency impact of $73 million.  Revenue improved organically by 16% driven by inflation-based price increases.

Latin America operating profit declined 37% due primarily to:
•	unfavorable impact of reporting Venezuela results at the parallel rate ($20 million), and
•	the remeasurement of Venezuela net monetary assets ($5 million), partially offset by organic growth in Brazil, Venezuela, Colombia and Argentina.

Adjusted
Revenue in Latin America increased 26% due to a favorable currency impact ($20 million) primarily in Brazil and inflation-based price increases.  The inflation-based price increases were also the primary reason for the organic revenue increase of 13%.

Operating profit increased 7% due primarily to organic growth in Brazil, Venezuela, Colombia and Argentina, partially offset by the remeasurement of Venezuela net monetary assets ($5 million).

Asia-Pacific
Revenue in Asia Pacific increased 44% due mainly to third-quarter 2009 acquisitions in India ($6 million) and China ($3 million).

Revenue and operating profit declined slightly on an organic basis.

North American Segment

Revenues in North America were up 2% on favorable currency rates in Canada ($7 million).  Revenue was down 1% on an organic basis due to lower volume and continued pricing pressure.

Operating profit declined $5 million or 28% mainly due to:
•	lower CIT demand,
•	continued pricing pressure, and
•	higher fuel costs.

Outlook for full-year 2010
We expect full-year 2010 organic revenue growth to be in the low-to-mid single-digit percentage range from our $2.9 billion 2009 Adjusted revenue, and a segment operating profit margin to be between 7.0% and 7.5%.  See page 23 for a summary of our 2010 Outlook.

Non-segment Income (Expense)

	Three Months
	Ended March 31,		%
(In millions)	2010	2009	change

Corporate and former operations:
General and administrative	$(8.7)	(9.1)	(4)
Retirement costs (primarily former operations)	(4.9)	(8.0)	(39)
Subtotal	(13.6)	(17.1)	(20)

Other amounts not allocated to segments:
Currency exchange transaction losses	-	(0.1)	(100)
Gains on sale of property and other assets	0.3	3.1	(90)
Gains on acquiring control of an equity method affiliate	-	1.5	(100)
Royalty income:
Brand licensing fees from former home security business	1.8	1.6	13
Other	0.4	0.3	33
Subtotal	2.5	6.4	(61)

Non-segment income (expense)	$(11.1)	(10.7)	4

First Quarter 2010 versus First Quarter 2009
Non-segment expenses were slightly higher as lower gains on asset sales and acquisitions ($4 million) were mostly offset by reduced retirement costs ($3 million).

Outlook for full-year 2010
We estimate that non-segment expenses will be approximately $57 million in 2010, or $10 million higher than 2009 primarily as a result of lower royalty income ($4 million), and higher general and administrative expenses ($3 million).  See page 23 for a summary of our full-year 2010 Outlook.

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

Venezuela has had significant inflation in the last several years and, in December 2009, the three-year cumulative inflation rate exceeded 100%.  As a result, beginning January 1, 2010, we have designated Venezuela’s economy as highly inflationary.  Local-currency monetary assets and liabilities will be remeasured into U.S. dollars each balance sheet date, with remeasurement adjustments and other transaction gains and losses recognized in earnings.

Changes in exchange rates may also affect transactions which are denominated in currencies other than the functional currency.  From time to time, we use foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At March 31, 2010, no material foreign currency forward contracts were outstanding.

Other Operating Income (Expense)

Other operating income (expense) includes segment and non-segment other operating income and expense.

	Three Months
	Ended March 31,		%
(In millions)	2010	2009	change

Foreign currency transaction losses, net	$(6.4)	(3.4)	88
Royalty income	2.2	1.9	16
Gains on sale of property and other assets	0.8	3.1	(74)
Share in earnings of equity affiliates	0.8	1.0	(20)
Gain on acquiring control of an equity method affiliate	-	1.5	(100)
Impairment losses	(0.3)	(0.1)	200
Other	1.4	0.6	133
Other operating income (expense)	$(1.5)	4.6	NM

First Quarter 2010 versus First Quarter 2009
Other operating income (expense) was worse in 2010 primarily as a result of
•	higher foreign currency transaction losses, including the $5 million loss from the remeasurement of bolivar-fuerte denominated net monetary assets held in Venezuela; and
•	lower gains on asset sales and acquisitions of $4 million.

Nonoperating Income and Expense

Interest expense

	Three Months
	Ended March 31,		%
(In millions)	2010	2009	change

Interest expense	$2.5	2.7	(7)

Interest and other income

	Three Months
	Ended March 31,		%
(In millions)	2010	2009	change

Interest and other income	$1.4	4.0	(65)

Interest and other income was lower in the first quarter of 2010 primarily due to lower average levels of cash and cash equivalents in Venezuela resulting from the fourth quarter 2009 repatriation of $13 million of dividends.  Interest and other income also decreased due to translating Venezuelan operations using the weaker parallel rate in 2010 compared to the official rate in 2009.

Income Taxes

	Three Months
	Ended March 31,
	2010	2009

Continuing operations
Provision for income taxes (in millions)	$24.3	10.5
Effective tax rate	107.0%	24.4%

2010 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first quarter of 2010 was higher than the 35% U.S. statutory tax rate largely due to a $13.9 million reduction in deferred tax assets as a result of recently-enacted U.S. healthcare legislation, and $1.7 million in higher taxes related to non-U.S. tax jurisdictions.   These non-U.S. taxes were higher than 35% primarily due to the designation of Venezuela as highly inflationary for accounting purposes (including a $4.9 million nondeductible net monetary asset remeasurement charge), the geographical mix of earnings, and the characterization of a French business tax as an income tax based upon legislative changes effective January 1, 2010.

2009 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first quarter of 2009 was lower than the 35% U.S. statutory tax rate largely due to $4.3 million in lower taxes related to non-U.S. tax jurisdictions.  These non-U.S. taxes were lower than 35% primarily due to lower effective tax rates in our non-U.S. jurisdictions and inflation adjustments in certain countries that are treated as permanent differences.

Full-year 2010 outlook
Our effective tax rate may fluctuate materially from these estimates due to changes in applicable tax laws, forecasted permanent book-tax differences, the expected geographical mix of earnings, changes in valuation allowances or accruals for contingencies and other factors.  Subject to the above factors, our effective tax rate for the full-year is expected to be between 47% and 50%.  Without the deferred income tax charge related to the new U.S. healthcare legislation, our effective tax rate for 2010 is expected to be between 36% and 39%.

Noncontrolling Interests

	Three Months
	Ended March 31,		%
(In millions)	2010	2009	change

Net income attributable to noncontrolling interests	$3.2	10.3	(69)

The decrease in net income attributable to noncontrolling interests in 2010 was primarily due to a decrease in the earnings of our Venezuelan subsidiaries as a result of reporting 2010 results at the less favorable parallel market exchange rate and the remeasurement of the net monetary assets in Venezuela.

Summary of Selected Results and Outlook

Below is a schedule to assist readers in locating the various estimates we have made about our future results.  For each estimate, there is a reference to another page in this document that contains a more detailed description of our expectation for the future.

	Full-Year 2009		2010
(In millions)	GAAP	Adjusted	Outlook		Reference

Revenues	$3,135	2,897	(a)

Organic Revenue Growth	1%	-	Low-to-mid single digit %
			over 2.9 billion 2009 Adjusted		Page 18
			Adjusted Revenues

Segment Operating Profit	$213	175	(a)

Segment Operating Margin	6.8%	6.0%	7% - 7.5%		Page 18

Non-Segment:
General and administrative	$38	38	41
Retirement plans	21	21	21
Royalty income	(9)	(9)	(5)
Other	(3)	(12)	-
Non-Segment	$47	38	57		Page 19

Effective income tax rate	(37%)	37%	47% - 50	% (b)

Net income attributable to
noncontrolling interests:	$32	19	(a)

Capital expenditures	$171	(a)	180 - 200		Page 27

Depreciation and amortization	$135	(a)	145 - 155		Page 27
(a)	Information not provided.
(b)
The tax rate is expected to be higher in 2010 partially due to the effect of the recently enacted Patient Protection and Affordable Care Act, accounting for Venezuelan subsidiaries as operating in a highly inflationary economy (including nondeductible remeasurement losses of net monetary assets), and the characterization of a French business tax as an income tax based upon legislative changes.  The projected tax rate assumes no change in judgment about deferred tax valuation allowances.  Without the effect of the Act, the 2010 full-year effective tax rate is expected to be 36% - 39%.

Adjusted Results – Reconciled to Amounts Reported under GAAP

Purpose of Adjusted Information

Adjusted results described in this filing are financial measures that are not required by, or presented in accordance with, U.S. generally accepted accounting principles (“GAAP”).  These adjusted results
a)	reflect the impact of reporting results from Venezuela at the less favorable parallel market exchange rate for each quarter of 2009,
b)	exclude transaction losses on repatriated cash from Venezuela, recognized in the fourth quarter of 2009,
c)	exclude a third quarter 2009 acquisition gain in India, and
d)	exclude a U.S. tax valuation allowance release in the fourth quarter of 2009.

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

Explanation of Reconciling Items

The adjustments:

a.	Change from official rate to parallel rate translation in Venezuela

i.
Reduce segment operating profit - International to reflect the operating results had they been translated using the parallel rate in effect at the time.  Results from Venezuela in most of 2009 were translated at the official rate.

	Three Months	Year Ended
(In millions)	Ended March 31, 2009	December 31, 2009

Revenues	$(54.6)	(237.9)
Operating profit	(13.7)	(43.0)

ii.
Increase segment operating profit – International by $4.5 million for the year ended December 31, 2009. The adjustment reverses certain currency exchange losses related to increases in cash held in U.S. dollars by the Venezuelan subsidiaries.  No such adjustment was recorded in the first quarter of 2009.

b.	Venezuela currency loss. Decrease non-segment expense by $22.5 million for the loss that was recognized in the fourth quarter of 2009 related to the repatriation of cash from Venezuela.
c.
Acquisition gain.  Decrease other operating profit – non-segment by $13.9 million for the gain recorded in the third quarter of 2009 related to an acquisition of a controlling interest in an Indian subsidiary.

d.	Tax benefit. Decrease income tax benefit by $117.8 million in the fourth quarter of 2009 for the release of a valuation allowance related to deferred tax assets in the U.S.

Adjusted Results – Reconciled to Amounts Reported Under GAAP (Continued)

	Three Months Ended March 31, 2009
	Reported	Change to	Venezuela	India
(In millions) (except for per share amounts)	GAAP Basis	Parallel Rate (a)	Currency Loss (b)	Acquisition Gain (c)	Tax Benefit (d)	Adjusted Basis
Revenues:
EMEA	$293.4	-	-	-	-	293.4
Latin America	199.4	(54.6)	-	-	-	144.8
Asia Pacific	18.8	-	-	-	-	18.8
International	511.6	(54.6)	-	-	-	457.0
North America	220.9	-	-	-	-	220.9
Revenues	$732.5	(54.6)	-	-	-	677.9

Operating profit:
International	$37.9	(13.7)	-	-	-	24.2
North America	14.5	-	-	-	-	14.5
Segment operating profit	52.4	(13.7)	-	-	-	38.7
Non-segment	(10.7)	-	-	-	-	(10.7)
Operating profit	$41.7	(13.7)	-	-	-	28.0

Income from continuing operations	$32.5	(13.6)	-	-	-	18.9

Net income attributable to Brink’s	$23.0	(7.7)	-	-	-	15.3

Amounts attributable to Brink’s:
Income from continuing operations	$22.2	(7.7)	-	-	-	14.5
Diluted earnings per share – continuing operations	0.48	(0.17)	-	-	-	0.31

	Year Ended December 31, 2009
	Reported	Change to	Venezuela	India
(In millions) (except for per share amounts)	GAAP Basis	Parallel Rate (a)	Currency Loss (b)	Acquisition Gain (c)	Tax Benefit (d)	Adjusted Basis
Revenues:
EMEA	$1,257.5	-	-	-	-	1,257.5
Latin America	904.7	(237.9)	-	-	-	666.8
Asia Pacific	78.7	-	-	-	-	78.7
International	2,240.9	(237.9)	-	-	-	2,003.0
North America	894.1	-	-	-	-	894.1
Revenues	$3,135.0	(237.9)	-	-	-	2,897.1

Operating profit:
International	$156.8	(38.5)	-	-	-	118.3
North America	56.6	-	-	-	-	56.6
Segment operating profit	213.4	(38.5)	-	-	-	174.9
Non-segment	(46.6)	-	22.5	(13.9)	-	(38.0)
Operating profit	$166.8	(38.5)	22.5	(13.9)	-	136.9

Income from continuing operations	$227.4	(33.5)	22.5	(13.9)	(117.8)	84.7

Net income attributable to Brink’s	$200.2	(20.5)	22.5	(13.9)	(117.8)	70.5

Amounts attributable to Brink’s:
Income from continuing operations	$195.7	(20.5)	22.5	(13.9)	(117.8)	66.0
Diluted earnings per share – continuing operations	4.11	(0.42)	0.47	(0.29)	(2.48)	1.39

See page 24 for explanation of footnotes.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows before financing activities improved by $24.7 million in the first three months of 2010 as compared to the first three months of 2009.  The increase was primarily due to less cash used for business acquisitions, partially offset by lower cash flows provided by continuing operations.

Summary of Cash Flow Information

	Three Months
	Ended March 31,		$
(In millions)	2010	2009	change

Cash flows from operating activities	$5.2	19.3		(14.1)

Cash flows from investing activities:
Capital expenditures	(26.9)	(29.5)		2.6
Acquisitions	(6.5)	(49.0)		42.5
Other	(0.3)	6.0		(6.3)
Investing activities	(33.7)	(72.5)		38.8

Cash flows before financing activities	$(28.5)	(53.2)		24.7

Operating Activities

Operating cash flows decreased by $14.1 million in the first three months of 2010 compared to the same period in 2009.  The decrease was primarily due to a decline in operating profit, combined with higher cash used for working capital.

We expect to pay approximately $12 million in the second quarter of 2010 related to a legal claim associated with BAX Global, a former business unit.  See Commitments and Contingent Matters below for a description of the claim.

Investing Activities

Cash flows from investing activities improved by $38.8 million in the first three months of 2010 versus the first three months of 2009 primarily due to a $42.5 million reduction in cash used for business acquisitions.

Capital expenditures and depreciation and amortization were as follows:

	Three Months
	Ended March 31,		$
(In millions)	2010	2009	change

Capital expenditures:
International	$17.1	14.7		2.4
North America	9.8	14.8		(5.0)
Capital expenditures	$26.9	29.5		(2.6)

Depreciation and amortization:
International	$22.0	22.1		(0.1)
North America	10.3	8.6		1.7
Depreciation and amortization	$32.3	30.7		1.6

Capital expenditures in the first quarter of 2010 were primarily for new cash processing and security equipment, armored vehicles, information technology and CompuSafe® units.  Capital expenditures in the first quarter of 2010 decreased when compared to the same period of 2009.  The decrease in our North America segment was partially offset by an increase in our International segment.  The decrease in our North America segment was mainly due to lower expenditures for armored vehicles, as we leased rather than bought vehicles, and a lower number of newly acquired CompuSafe® units.

Capital expenditures for the full-year 2009 totaled $171 million.  Capital expenditures for the full-year 2010 are currently expected to be approximately $180-200 million.

Depreciation and amortization for the full-year 2010 is currently expected to range from $145-155 million.

Financing Activities

Summary of financing activities

	Three Months
	Ended March 31,
(In millions)	2010	2009

Cash provided (used) by financing activities
Borrowings and repayments:
Short-term debt	$2.1	3.6
Long-term revolving credit facilities	28.3	39.2
Other long-term debt	(6.3)	(3.0)
Repurchase of shares of common stock of Brink’s	-	(6.9)
Dividends attributable to:
Shareholders of Brink’s	(4.8)	(4.6)
Noncontrolling interests in subsidiaries	(0.6)	(0.2)
Other	1.2	0.2
Cash flows from financing activities	$19.9	28.3

We did not purchase any shares of our common stock in the first quarter of 2010.  During the first three months of 2009, we purchased 234,456 shares of our common stock at an average cost of $26.20 per share. We also used $0.8 million in the first quarter of 2009 to settle share purchases initiated in December 2008.

Our operating liquidity needs are typically financed by cash from operations, short-term debt and the Revolving Facility, described below.

We paid dividends of $0.10 per share in the first quarter of 2010.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the board of directors.

Capitalization

We use a combination of debt, leases and equity to capitalize our operations.

Reconciliation of Net Debt (Cash) to GAAP measures

	March 31,	December 31,
(In millions)	2010	2009

Short-term debt	$9.0	7.2
Long-term debt	212.6	188.4
Debt	221.6	195.6
Less cash and cash equivalents	(131.9)	(143.0)
Net Debt (Cash) (a)	$89.7	52.6
(a)	Net Debt (Cash) is a non-GAAP measure. Net Debt (Cash) is equal to short-term debt plus the current and noncurrent portion of long-term debt (“Debt” in the tables), less cash and cash equivalents.

Net Debt (Cash) is a supplemental financial measure that is not required by, or presented in accordance with GAAP.  We use Net  Debt (Cash) as a measure of our financial leverage.  We believe that investors also may find Net Debt (Cash) to be helpful in evaluating our financial leverage. Net Debt (Cash) should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our consolidated balance sheets.  Set forth above is a reconciliation of Net Debt (Cash), a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP, as of March 31, 2010, and December 31, 2009.

Debt
We have an unsecured $400 million revolving bank credit facility (the “Revolving Facility”) with a syndicate of banks.  The Revolving Facility’s interest rate is based on LIBOR plus a margin, prime rate, or competitive bid.  The Revolving Facility allows us to borrow (or otherwise satisfy credit needs) on a revolving basis over a five-year term ending in August 2011.  As of March 31, 2010, $275.9 million was available under the Revolving Facility.  Amounts outstanding under the Revolving Facility as of March 31, 2010, were denominated primarily in U.S. dollars and to a lesser extent in Canadian dollars.

The margin on LIBOR borrowings under the Revolving Facility, which can range from 0.140% to 0.575%, depending on our credit rating, was 0.350% at March 31, 2010.  When borrowings and letters of credit under the Revolving Facility are in excess of $200 million, the applicable interest rate is increased by 0.100% or 0.125%, depending on our credit rating.  We also pay an annual facility fee on the Revolving Facility based on our credit rating.  The facility fee, which can range from 0.060% to 0.175%, was 0.100% at March 31, 2010.

We have an unsecured $135 million letter of credit facility with a bank (the “Letter of Credit Facility”).  The Letter of Credit Facility expires in July 2011.  As of March 31, 2010, $28.4 million was available under the Letter of Credit Facility.  The Revolving Facility, the multi-currency revolving credit facilities and the 2010 Credit Facility (described below) are also used for the issuance of letters of credit and bank guarantees.

We have two unsecured multi-currency revolving bank credit facilities with a total of $50.0 million in available credit, of which approximately $23.1 million was available at March 31, 2010.  The two facilities expire in December 2011.  Interest on these facilities is based on LIBOR plus a margin.  The margin ranges from 0.14% to 2.5%.  We also have the ability to borrow from other banks, at the banks’ discretion, under short-term uncommitted agreements.  Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

In the first quarter of 2010, we entered into a bilateral committed credit facility (the “2010 Credit Facility”) that expires in March 2011.  Interest on this facility is based on LIBOR plus a margin, which ranges from 2.0% to 2.5%.  As of March 31, 2010, $20 million was available under the 2010 Credit Facility.

The Revolving Facility, the Letter of Credit Facility, the two unsecured multi-currency revolving bank credit facilities and the 2010 Credit Facility contain subsidiary guarantees and various financial and other covenants.  The financial covenants, among other things, limit our total indebtedness, limit asset sales, limit the use of proceeds from asset sales and provide for minimum coverage of interest costs.  The credit agreements do not provide for the acceleration of payments should our credit rating be reduced.  If we were not to comply with certain terms of our various loan agreements, the repayment terms could be accelerated and the commitments could be withdrawn.  An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  We were in compliance with all of these financial covenants at March 31, 2010.

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

Equity
At March 31, 2010, we had 100 million shares of common stock authorized and 47.9 million shares issued and outstanding.

On September 14, 2007, our board of directors authorized the purchase of up to $100 million of our outstanding common shares. The repurchase authorization does not have an expiration date.  Under the program, we used $56.3 million to purchase 883,800 shares of common stock between December 5, 2007, and May 2, 2008, at an average price of $63.67 per share.  We used an additional $3.9 million to purchase 160,500 shares of common stock in the fourth quarter of 2008, at an average price of $24.03 per share.  In the first quarter of 2009, we used an additional $6.1 million to purchase 234,456 shares of common stock at an average price of $26.20 per share.  No shares were purchased in the remainder of 2009 or during the first quarter of 2010.  As of March 31, 2010, we had $33.7 million under this program available to purchase shares.

U.S. Retirement Liabilities

Underfunded (Overfunded) Status of U.S. Retirement Plans
	Actual	Actual	Projected
(in millions)	2009	1Q 2010	2-4Q 2010	2011	2012	2013	2014

U.S. pension plans
Beginning underfunded balance	$329.2	152.3	147.1	141.4	129.4	87.4	29.4
Net periodic pension credit (a)	(13.5)	(5.0)	(15.3)	(17.7)	(15.7)	(16.1)	(21.8)
Payment from Brink’s	(150.0)	-	-	-	(27.7)	(38.4)	(30.6)
Benefit plan experience (gain) loss	(9.2)	-	11.0	7.4	3.0	(1.1)	-
Other	(4.2)	(0.2)	(1.4)	(1.7)	(1.6)	(2.4)	(1.3)
Ending underfunded balance	$152.3	147.1	141.4	129.4	87.4	29.4	(24.3)

UMWA plans
Beginning balance	$207.5	157.5	157.7	158.5	159.9	161.8	164.2
Net periodic postretirement cost (a)	3.2	0.2	0.8	1.4	1.9	2.4	3.0
Payment from Brink’s	(0.5)	-	-	-	-	-	-
Benefit plan experience gain	(52.7)	-	-	-	-	-	-
Ending underfunded balance	$157.5	157.7	158.5	159.9	161.8	164.2	167.2

Black lung and other plans
Beginning balance	$48.6	47.1	65.7	61.4	56.3	51.4	46.7
Net periodic postretirement cost (a)	1.4	0.6	2.4	3.0	2.8	2.6	2.4
Payment from Brink’s	(7.6)	(1.3)	(6.7)	(8.1)	(7.7)	(7.3)	(7.0)
Benefit plan experience loss	4.5	-	-	-	-	-	-
Other	0.2	19.3	-	-	-	-	-
Ending unfunded balance	$47.1	65.7	61.4	56.3	51.4	46.7	42.1
(a) Excludes amounts reclassified from accumulated other comprehensive income.

U.S. Pension Plans
Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement.  On January 1, 2009, there were approximately 21,000 beneficiaries in the plans.  In 2009, Brink’s contributed $150 million to the plans, which helped reduce the underfund status of U.S. plans to $152 million at the end of 2009.  Based on current assumptions Brink’s is not required to make additional payments until 2012 and the underfunded status is expected to decline from 2010 through 2013 and become fully funded under GAAP in 2014.

UMWA Plans
Retirement benefits related to former coal operations include medical benefits provided by the Pittston Coal Group Companies Employee Benefit Plan for UMWA Represented Employees.   On January 1, 2009, there were approximately 4,700 beneficiaries in the UMWA plans.  The company does not expect to make additional contributions to these plans until 2026.

Black Lung
Under the Federal Black Lung Benefits Act of 1972, Brink’s is responsible for paying lifetime black lung benefits to miners and their dependents for claims filed and approved after June 30, 1973.  On December 31, 2009, there were approximately 700 black lung beneficiaries.

2010 Update.  The Patient Protection and Affordable Care Act (the “Act”), which was enacted in March 2010, contains an amendment to the laws governing federal black lung benefits for coal miners.  The amendment creates a presumption that benefits should be awarded to current or former coal miners that have accumulated 15 or more years of coal mine employment if they are able to prove that they have a disabling pulmonary disease.  Previously, miners were required to demonstrate that their disabling pulmonary disease was caused by black lung disease, and not by some other cause such as smoking or old age.  Under the new law, the burden of proof becomes the employer’s to establish that the disabling pulmonary disease is not black lung disease or that the miner’s disease did not result from coal mine employment.  Surviving spouses will no longer be required to prove that black lung disease caused the death of a miner to continue receiving benefits.

The new law will be used to assess claims that are currently being reviewed, unless the claim was filed before January 1, 2005.  Miners who have been denied benefits in the past (either as a result of not being able to prove that they have a disabling pulmonary disease, or not being able to prove that their disease was black lung disease) may reapply for benefits and these claims will be assessed using the new rules.

The amendment will likely increase the approval rates for coal miners applying to receive black lung benefits.  The company remeasured its black lung obligation as of March 31, 2010, to reflect an estimate of the increase in amounts to be paid to miners as a result of the new law.  The obligation increased $19.3 million as a result of the remeasurement, from $42.3 million before the remeasurement to $61.6 million.

Approval rates used in the remeasurement of the black lung obligation were increased to reflect an estimate of the effect of the new legislation.  The discount rate used at remeasurement was 5.3% (compared to 5.4% at December 31, 2009) and the medical inflation rate was 5.0% (compared to 8.0% at December, 31, 2009).  All other assumptions remain the same as they were at December 31, 2009, which can be found in the company’s 2009 Annual Report on Form 10-K.  Approval rates are difficult to estimate since the effect of the change in the law has not yet been placed in practice.  The liability could change in the future if the approval rates used in the estimates of the liabilities are either too high or too low.  These estimated amounts will change in the future to reflect payments made, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the currently estimated amounts.

Other
The company also has a plan that provides retirement health care benefits to certain eligible salaried employees.  Benefits under this plan are not indexed for inflation.

Risks Associated with U.S. Retirement Obligations include:
•	Changing discount rates and other assumptions in effect at measurement dates (normally December 31)
•	Investment returns of plan assets
•	Addition of new participants (historically immaterial due to freezing of pension benefits and exit from coal business)
•	Mortality rates
•	Change in laws

Summary of Total Expenses Related to All U.S. Retirement Liabilities

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

	Actual	Actual	Projected
(in millions)	2009	1Q 2010	2-4Q 2010	FY 2010	2011	2012	2013	2014

U.S. pension plans	$(4.1)	(0.2)	(0.5)	(0.7)	5.9	11.7	14.0	3.1
UMWA plans	19.9	4.1	12.4	16.5	16.2	16.1	16.0	16.0
Black lung and other plans (a)	2.9	0.7	3.8	4.5	4.9	4.8	4.7	4.6
Total	$18.7	4.6	15.7	20.3	27.0	32.6	34.7	23.7

Amounts allocated to:
Segments (North America)	$(2.0)	(0.3)	(0.5)	(0.8)	1.7	4.0	4.9	0.7
Non-segment	20.7	4.9	16.2	21.1	25.3	28.6	29.8	23.0

Total	$18.7	4.6	15.7	20.3	27.0	32.6	34.7	23.7
(a)	Estimates provided previously in the 2009 Form 10-K were (in millions) $2.9 in 2010, $2.9 in 2011, $2.8 in 2012, $2.6 in 2013 and $2.5 in 2014.

Summary of Total Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants

This table summarizes actual and estimated payments
•	from Brink’s to U.S. retirement plans, and
•	from the plans to participants.

	Actual	Actual	Projected
(in millions)	2009	1Q 2010	2-4Q 2010	FY 2010	2011	2012	2013	2014

Payments from Brink’s to U.S. Plans
U.S. pension plans	$150.0	-	-	-	-	27.7	38.4	30.6
UMWA plans	0.5	-	-	-	-	-	-	-
Black lung and other plans (a)	7.6	1.3	6.7	8.0	8.1	7.7	7.3	7.0
Total	$158.1	1.3	6.7	8.0	8.1	35.4	45.7	37.6
(a)	These plans are not funded by investments. Estimates provided previously in the 2009 Form 10-K were (in millions) $6.3 in 2010, $6.0 in 2011, $5.6 in 2012, $5.3 in 2013 and $4.9 in 2014.

Payments from U.S. Plans to participants
U.S. pension plans	$36.1	9.4	30.9	40.3	42.0	43.6	46.2	47.0
UMWA plans	36.4	9.1	27.3	36.4	37.2	37.6	38.0	37.6
Black lung and other plans	7.6	1.3	6.7	8.0	8.1	7.7	7.3	7.0
Total	$80.1	19.8	64.9	84.7	87.3	88.9	91.5	91.6

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of the most recent measurement date.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

Commitments and Contingent Matters

Operating leases
We have made residual value guarantees of approximately $52.3 million at March 31, 2010, related to operating leases, principally for trucks and other vehicles.

Former operations
BAX Global, a former business unit, has been defending a claim related to the apparent diversion by a third party of goods being transported for a customer.  On April 23, 2010, the Dutch Supreme Court denied the final appeal of BAX Global, letting stand the lower court ruling that BAX Global is liable for this claim.   We have contractually indemnified the purchaser of BAX Global for this contingency.  We accrued €9 million ($12 million at March 31, 2010) related to this matter.  We recognized the expense in discontinued operations in the second quarter of 2009.  We believe we have insurance coverage applicable to this matter and that it will be resolved without a material adverse effect on our liquidity, financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our operations have activities in more than 50 countries.  These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates.  In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program.  Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the three months ended March 31, 2010.

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

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information

This document contains both historical and forward-looking information.  Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, statements regarding future Venezuela dividend repatriations, future pension plan contributions, projected black lung liability and related retirement costs, the outcome of pending litigation, the availability of insurance and the anticipated financial impact of the disposition of these matters, organic revenue growth and segment operating profit margin in 2010, projected non-segment expenses, the projected royalty income from Brink’s Home Security Holdings, Inc., projected general and administrative expenses and future retirement costs, the anticipated annual effective tax rate for 2010 and our tax position and underlying assumptions, capital expenditures and depreciation and amortization for 2010, the timing of improved results, improvement of performance in Europe and North America and continued growth in Latin America, future CompuSafe® unit installations and their financial impact, the growth of cash logistics and other high-margin services, acquisitions and other growth opportunities, future severance and restructuring costs, future payment of bonds issued by the Peninsula Ports Authority of Virginia, and the ability to meet our liquidity needs.  Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which could cause actual results, performance or achievements to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond our control, include, but are not limited to the impact of the global economic slowdown on our business opportunities, access to the capital and credit markets, the recent market volatility and its impact on the demand for our services, the implementation of investments in technology and value-added services and cost reduction efforts and their impact on revenue and profit growth, the ability to identify and execute further cost and operational improvements and efficiencies in our core businesses, the willingness of our customers to absorb fuel surcharges and other future price increases, the actions of competitors, our ability to identify strategic opportunities and integrate them successfully, acquisitions and dispositions made in the future, our ability to integrate recent acquisitions, regulatory and labor issues and higher security threats, the impact of turnaround actions responding to current conditions in Europe, the return to profitability of operations in jurisdictions where we have recorded valuation adjustments, the stability of the Venezuelan economy and changes in Venezuelan policy regarding exchange rates, fluctuations in value of the Venezuelan bolivar fuerte, the impact of the designation of Venezuela as “highly inflationary” for accounting purposes as of January 1, 2010, variations in costs or expenses and performance delays of any public or private sector supplier, service provider or customer, our ability to obtain appropriate insurance coverage, positions taken by insurers with respect to claims made and the financial condition of insurers, safety and security performance, our loss experience, changes in insurance costs, risks customarily associated with operating in foreign countries including changing labor and economic conditions, currency devaluations, safety and security issues, political instability, restrictions on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive government actions, costs associated with the purchase and implementation of cash processing and security equipment, the timing of the termination of the Brand License Agreement with Brink’s Home Security Holdings, Inc., the impact of the recently enacted health care legislation, changes in the scope or method of remediation or monitoring of our former coal operations, the timing of the pass-through of certain costs to third parties and the timing of approvals by governmental authorities relating to the disposal of the coal assets, changes to estimated liabilities and assets in actuarial assumptions due to payments made, investment returns, annual actuarial revaluations, and periodic revaluations of reclamation liabilities, the funding requirements, accounting treatment, investment performance and costs and expenses of our pension plans, the VEBA and other employee benefits, whether the Company’s assets or the VEBA’s assets are used to pay benefits, the risk that the recent contribution to the U.S. pension plan does not have the anticipated effects on the company’s or the plan’s financial condition, black lung claims incidence, the number of dependents of mine workers for whom benefits are provided, mandatory or voluntary pension plan contributions, the nature of our hedging relationships, the strength of the U.S. dollar relative to foreign currencies, foreign currency exchange rates, changes in estimates and assumptions underlying our critical accounting policies, seasonality, pricing and other competitive industry factors, and fuel prices.  Additional factors that could cause our results to differ materially from those described in the forward-looking statements can be found under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2009 and in our other public filings with the Securities and Exchange Commission.  The information included in this document is representative only as of the date of this document, and The Brink’s Company undertakes no obligation to update any information contained in this document.

Part II - Other Information

Item 5.  Exhibits

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

THE BRINK’S COMPANY

April 29, 2010	By: /s/ Joseph W. Dziedzic
Joseph W. Dziedzic
(Vice President and
Chief Financial Officer)
(principal financial officer)