Form 10-Q
period 2010-06-30
BRINKS CO
filed 2010-08-03
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes  ☐  No  ☒

As of July 27, 2010, 46,920,146 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements

THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In millions)	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$143.3	143.0
Accounts receivable, net	424.5	427.6
Prepaid expenses and other	121.6	81.0
Deferred income taxes	36.5	38.5
Total current assets	725.9	690.1

Property and equipment, net	535.7	549.5
Goodwill	214.6	213.7
Deferred income taxes	243.6	254.1
Other	160.5	172.4

Total assets	$1,880.3	1,879.8

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$10.5	7.2
Current maturities of long-term debt	21.7	16.1
Accounts payable	105.9	127.2
Accrued liabilities	363.3	369.8
Total current liabilities	501.4	520.3

Long-term debt	230.3	172.3
Accrued pension costs	175.2	192.1
Retirement benefits other than pensions	216.8	198.3
Deferred income taxes	28.2	30.5
Other	168.8	170.5
Total liabilities	1,320.7	1,284.0

Commitments and contingent liabilities (notes 4, 5 and 12)

Equity:
The Brink’s Company (“Brink’s”) shareholders’ equity:
Common stock	47.8	47.9
Capital in excess of par value	554.9	550.2
Retained earnings	514.4	514.8
Accumulated other comprehensive loss	(619.8)	(578.0)
Total Brink’s shareholders’ equity	497.3	534.9

Noncontrolling interests	62.3	60.9

Total equity	559.6	595.8

Total liabilities and equity	$1,880.3	1,879.8

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Income
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions, except per share amounts)	2010	2009	2010	2009

Revenues	$729.4	751.9	1,464.8	1,484.4

Costs and expenses:
Cost of revenues	603.6	620.5	1,213.7	1,211.6
Selling, general and administrative expenses	102.6	102.6	202.6	206.9
Total costs and expenses	706.2	723.1	1,416.3	1,418.5
Other operating income (expense)	8.3	(2.1)	6.8	2.5

Operating profit	31.5	26.7	55.3	68.4

Interest expense	(2.3)	(2.8)	(4.8)	(5.5)
Interest and other income	0.7	2.0	2.1	6.0
Income from continuing operations before tax	29.9	25.9	52.6	68.9
Provision for income taxes	6.3	6.6	30.6	17.1

Income from continuing operations	23.6	19.3	22.0	51.8

Income (loss) from discontinued operations	0.8	4.3	(2.6)	5.1

Net income	24.4	23.6	19.4	56.9
Less net income attributable to noncontrolling interests	(2.9)	(3.3)	(6.1)	(13.6)

Net income attributable to Brink’s	21.5	20.3	13.3	43.3

Amounts attributable to Brink’s:
Income from continuing operations	20.7	16.0	15.9	38.2
Income (loss) from discontinued operations	0.8	4.3	(2.6)	5.1

Net income attributable to Brink’s	$21.5	20.3	13.3	43.3

Earnings per share attributable to Brink’s common shareholders:
Basic:
Continuing operations	$0.42	0.35	0.33	0.82
Discontinued operations	0.02	0.09	(0.05)	0.11
Net income	0.44	0.44	0.27	0.93

Diluted:
Continuing operations	$0.42	0.34	0.32	0.82
Discontinued operations	0.02	0.09	(0.05)	0.11
Net income	0.44	0.44	0.27	0.93

Weighted-average shares
Basic	48.8	46.4	48.8	46.3
Diluted	49.1	46.6	49.1	46.6

Cash dividends paid per common share	$0.10	0.10	0.20	0.20

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statement of Shareholders’ Equity

Six months ended June 30, 2010
(Unaudited)

	Attributable to Brink’s
			Capital		Accumulated	Attributable
			in Excess		Other	to
		Common	of Par	Retained	Comprehensive	Noncontrolling
(In millions)	Shares	Stock	Value	Earnings	Loss	Interests	Total

Balance as of December 31, 2009	47.9	$47.9	550.2	514.8	(578.0)	60.9	595.8

Net income	-	-	-	13.3	-	6.1	19.4
Other comprehensive income (loss)	-	-	-	-	(41.8)	1.8	(40.0)
Share repurchases	(0.2)	(0.2)	(2.0)	(1.3)	-	-	(3.5)
Dividends:
Brink’s common shareholders
($0.20 per share)	-	-	-	(9.6)	-	-	(9.6)
Noncontrolling interests	-	-	-	-	-	(9.4)	(9.4)
Share-based compensation:
Stock options and awards:
Compensation expense	-	-	1.9	-	-	-	1.9
Consideration received from
exercise of stock options	0.3	0.3	5.9	-	-	-	6.2
Excess tax benefits of stock
compensation	-	-	0.7	-	-	-	0.7
Other share-based benefit programs	(0.2)	(0.2)	(1.8)	(2.8)	-	-	(4.8)
Acquisition of new subsidiaries	-	-	-	-	-	2.9	2.9

Balance as of June 30, 2010	47.8	$47.8	554.9	514.4	(619.8)	62.3	559.6

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months
	Ended June 30,
(In millions)	2010	2009

Cash flows from operating activities:
Net income	$19.4	56.9
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	2.6	(5.1)
Depreciation and amortization	65.2	63.5
Stock compensation expense	1.9	1.3
Deferred income taxes	13.8	(8.5)
Retirement benefit funding (more) less than expense:
Pension	(3.4)	0.8
Other than pension	7.9	6.1
Gains:
Sales of property and other assets	(0.7)	(8.2)
Acquisitions of controlling interest of equity-method investments	-	(1.0)
Impairment losses	0.4	2.1
Other operating	7.6	0.7
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(19.8)	6.7
Accounts payable, income taxes payable and accrued liabilities	(3.8)	(31.2)
Prepaid and other current assets	(30.4)	(19.0)
Other	(0.7)	(2.9)
Discontinued operations	(11.5)	23.6
Net cash provided by operating activities	48.5	85.8

Cash flows from investing activities:
Capital expenditures	(61.2)	(74.5)
Acquisitions	(13.6)	(49.0)
Marketable securities:
Purchases	-	(10.5)
Sales	0.7	3.1
Other	(2.7)	5.1
Net cash used by investing activities	(76.8)	(125.8)

Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term debt	4.1	(0.5)
Long-term revolving credit facilities	44.6	(6.3)
Other long-term debt:
Borrowings	10.6	-
Repayments	(8.7)	(5.9)
Cash proceeds from sale-leaseback transactions	1.2	-
Repurchase shares of common stock of Brink’s	-	(6.9)
Dividends to:
Shareholders of Brink’s	(9.6)	(9.1)
Noncontrolling interests in subsidiaries	(9.4)	(9.3)
Proceeds from exercise of stock options	1.0	1.3
Excess tax benefits associated with stock compensation	0.4	0.2
Minimum tax withholdings associated with stock compensation	(1.3)	(0.2)
Net cash provided (used) by financing activities	32.9	(36.7)

Effect of exchange rate changes on cash	(4.3)	4.0

Cash and cash equivalents:
Increase (decrease)	0.3	(72.7)
Balance at beginning of period	143.0	250.9
Balance at end of period	$143.3	178.2

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of presentation

The Brink’s Company (along with its subsidiaries, “Brink’s” or “we”) has two geographic reportable segments:

●     International
●     North America

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

Foreign subsidiaries that operate in highly inflationary countries use the reporting currency (the U.S. dollar) as the functional currency.  Local-currency monetary assets and liabilities are remeasured into U.S. dollars each balance sheet date, with remeasurement adjustments and other transaction gains and losses recognized in earnings.  Non-monetary assets and liabilities do not fluctuate with changes in local currency exchange rates to the U.S. dollar.

Venezuela
Our Venezuelan operations accounted for $74 million or 5% of total Brink’s revenues in the six months ended June 30, 2010.  Our operating margins in Venezuela have varied depending on the mix of business during any quarter and have been up to three times our overall international segment operating margin rate.  The economy in Venezuela has had significant inflation in the last several years. In December 2009, the three-year cumulative inflation rate exceeded 100%.  As a result, beginning January 1, 2010, we designated Venezuela’s economy as highly inflationary for accounting purposes, and we consolidated our Venezuelan results using our accounting policy for subsidiaries operating in highly inflationary economies.

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

Effective June 9, 2010, the Venezuelan government replaced a previously legal market-based method of converting bolivar fuertes to U.S. dollars (the “parallel” rate) with a new exchange process that requires each transaction be approved by the government’s central bank (the “SITME” rate).  On a daily basis, the central bank publishes ranges of prices at which it may approve transactions to purchase dollar-denominated bonds, resulting in an exchange rate range of 4.3 to 5.3 bolivar fuertes to the U.S. dollar. To date, approved transactions have been at the upper end of the range.  To the extent we need to obtain U.S. dollars, we currently expect our bolivar fuerte-denominated net monetary assets to be settled at a rate of 5.3 bolivar fuertes to the U.S. dollar.  We have used this rate to remeasure our local currency-denominated monetary assets and liabilities into U.S. dollars at June 30, 2010, resulting in bolivar fuerte-denominated net monetary assets at June 30, 2010, of $23.0 million.  At March 31, 2010, we used the parallel market rate of 7.0 bolivar fuertes to the U.S. dollar to remeasure local currency net monetary assets, resulting in net monetary assets at March 31, 2010, of $27.7 million.  We recognized a currency remeasurement gain of $1.7 million in the second quarter of 2010.  For the six months ended June 30, 2010, we recognized a $3.2 million net remeasurement loss.

Under the new law, approved transactions may not exceed $350,000 per legal entity per month.  Despite the new law, we believe that we will be able to obtain sufficient U.S. dollars to purchase imported supplies and fixed assets to operate our business in Venezuela.  We believe the new law will limit the repatriation of cash invested in Venezuela for the foreseeable future.  At June 30, 2010, our Venezuelan subsidiaries held $5.4 million of cash denominated in U.S. dollars and $8.8 million of cash denominated in bolivar fuertes.  On an equity-method basis, we had investments in our Venezuelan operations of $43.7 million at June 30, 2010.  The amount represents retained earnings net of currency translation adjustments of the business.

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

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements.  ASU 2010-06 both expands and clarifies the disclosure requirements related to fair value measurements. Entities are required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 of the fair value valuation hierarchy and describe the reasons for the transfers. Additionally, entities are required to disclose information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The new guidance also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques.  We adopted the new disclosures effective January 1, 2010, except for the Level 3 rollforward disclosures. The Level 3 rollforward disclosures will be effective for us January 1, 2011.  The adoption of the ASU did not have a material impact on our disclosures as we did not have any significant transfers in and out of Level 1 and Level 2 of the fair value valuation hierarchy in the first half of 2010.

We adopted the accounting principles established by ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, effective January 1, 2010.  Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates, which codified an SEC Staff Announcement made at the March 18, 2010, Emerging Issues Task Force (“EITF”) meeting.  The Staff Announcement provides the SEC staff’s view on certain exchange rates related to investments in Venezuela.

The use of different rates for remeasurement and translation purposes causes Venezuelan reported balances for financial reporting purposes and the actual U.S. dollar denominated balances to be different.  The SEC staff indicated that any differences between the amounts reported for financial reporting purposes and actual U.S. dollar denominated balances that may have existed prior to the application of the highly inflationary accounting requirements (January 1, 2010, for calendar year-end registrants) should be recognized in the income statement, unless the issuer can document that the difference was previously recognized as a cumulative translation adjustment, in which case the difference should be recognized as a currency translation adjustment. We adopted the guidance effective March, 31, 2010, and recognized these differences as a currency translation adjustment as of January 1, 2010, upon the adoption of highly inflationary accounting in Venezuela.  See related disclosures above in Note 1 – Basis of Presentation – Foreign Currency Translation – Venezuela.

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

The primary services of the reportable segments include:
●	Cash-in-transit (“CIT”) armored car transportation
●	Automated teller machine (“ATM”) replenishment and servicing
●	Global Services – arranging secure long-distance transportation of valuables
●	Cash Logistics – supply chain management of cash; from point-of-sale through transport, vaulting and bank deposit
●	Payment Services – consumers pay utility and other bills at payment locations
●	Guarding services, including airport security

Brink’s operates in more than 50 countries.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2010	2009	2010	2009

Revenues:
International	$499.6	530.0	1,008.6	1,041.6
North America	229.8	221.9	456.2	442.8
Revenues	$729.4	751.9	1,464.8	1,484.4

Operating profit:
International	$33.8	15.9	58.3	53.8
North America	10.3	13.0	20.7	27.5
Segment operating profit	44.1	28.9	79.0	81.3
Non-segment	(12.6)	(2.2)	(23.7)	(12.9)
Operating profit	$31.5	26.7	55.3	68.4

Note 3 – Shares used to calculate earnings per share

Shares used to calculate earnings per share were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2010	2009	2010	2009

Weighted-average shares:
Basic (a)	48.8	46.4	48.8	46.3
Effect of dilutive stock options and awards	0.3	0.2	0.3	0.3
Diluted	49.1	46.6	49.1	46.6

Antidilutive stock options and awards excluded from denominator	2.6	2.3	2.6	2.4
(a)
We have deferred compensation plans for directors and certain of our employees.  Amounts owed to participants are denominated in common stock units.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average units credited to employees and directors under the deferred compensation plans.  Accordingly, included in basic shares are weighted-average units of 0.9 million in both the three months and six months ended June 30, 2010, as well as 0.8 million in both the three months and six months ended June 30, 2009.

Note 4 – Retirement benefits

Pension plans
We have various defined-benefit pension plans covering eligible current and former employees.  Benefits under most plans are based on salary and years of service.

The components of net periodic pension cost (credit) for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2010	2009	2010	2009	2010	2009

Three months ended June 30,

Service cost	$-	-	1.5	1.5	1.5	1.5
Interest cost on projected benefit obligation	11.6	11.7	3.2	2.9	14.8	14.6
Return on assets – expected	(16.7)	(14.3)	(2.6)	(2.2)	(19.3)	(16.5)
Amortization of losses	4.9	2.6	0.8	0.8	5.7	3.4
Net periodic pension cost (credit)	$(0.2)	-	2.9	3.0	2.7	3.0

Six months ended June 30,

Service cost	$-	-	3.1	2.9	3.1	2.9
Interest cost on projected benefit obligation	23.3	23.3	6.6	5.8	29.9	29.1
Return on assets – expected	(33.4)	(28.5)	(5.3)	(4.3)	(38.7)	(32.8)
Amortization of losses	9.7	5.0	1.7	1.7	11.4	6.7
Settlement loss	-	0.3	-	-	-	0.3
Net periodic pension cost (credit)	$(0.4)	0.1	6.1	6.1	5.7	6.2

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

The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

	UMWA plans		Black lung and other plans		Total
(In millions)	2010	2009	2010	2009	2010	2009

Three months ended June 30,

Interest cost on accumulated postretirement
benefit obligations	$6.8	6.2	0.8	0.7	7.6	6.9
Return on assets – expected	(6.3)	(5.7)	-	-	(6.3)	(5.7)
Amortization of losses (gains)	4.1	3.9	0.6	(0.1)	4.7	3.8
Net periodic postretirement cost	$4.6	4.4	1.4	0.6	6.0	5.0

Six months ended June 30,

Interest cost on accumulated postretirement
benefit obligations	$13.4	13.4	1.4	1.4	14.8	14.8
Return on assets – expected	(12.7)	(11.3)	-	-	(12.7)	(11.3)
Amortization of losses	8.0	8.9	0.7	-	8.7	8.9
Net periodic postretirement cost	$8.7	11.0	2.1	1.4	10.8	12.4

Note 5 – Income taxes

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Continuing operations
Provision for income taxes (in millions)	$6.3	6.6	30.6	17.1
Effective tax rate	21.1%	25.5%	58.2%	24.8%

2010 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the second quarter of 2010 was lower than the 35% U.S. statutory tax rate largely due to a $7.9 million non-cash income tax benefit related to a tax settlement, partially offset by $2.8 million in higher taxes related to non-U.S. tax jurisdictions. These non-U.S. taxes were higher primarily due to the geographical mix of earnings, and the characterization of a French business tax as an income tax based upon legislative changes effective January 1, 2010.

The effective income tax rate on continuing operations in the first six months of 2010 was higher than the 35% U.S. statutory tax rate largely due to a $13.9 million reduction in deferred tax assets as a result of the U.S. healthcare legislation enacted in March 2010, and $4.5 million in higher taxes related to non-U.S. tax jurisdictions, partially offset by the $7.9 million non-cash income tax benefit related to a tax settlement. The non-U.S. taxes were higher than 35% primarily due to the designation of Venezuela as highly inflationary for accounting purposes, the geographical mix of earnings, and the characterization of a French business tax as an income tax based upon legislative changes in France effective January 1, 2010.

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

Note 6 – Share-based compensation plans

On July 8, 2010, our compensation and benefits committee granted 367,300 options and 144,450 restricted stock units under the 2005 Equity Incentive Plan. The options have an exercise price of $19.05 per share.

On July 9, 2010, our board of directors granted 29,064 deferred stock units under the Non-Employee Directors’ Equity Plan.

Note 7 – Common stock

On September 14, 2007, our board of directors authorized the purchase of up to $100 million of our outstanding common shares. The repurchase authorization does not have an expiration date.  Under the program, we used $60.2 million to purchase 1,044,300 shares of common stock through the end of 2008, at an average price of $57.58 per share.  In the first quarter of 2009, we used an additional $6.1 million to purchase 234,456 shares of common stock at an average price of $26.20 per share.  No shares were purchased in the remainder of 2009.  During the first half of 2010, we purchased 180,000 shares of our common stock for $3.5 million, an average price of $19.63 per share. As of June 30, 2010, we had $30.2 million under this program available to purchase shares. Through July 27, 2010, we purchased an additional 940,000 shares for $18.5 million at an average price of $19.65 per share, reducing the amount available for future repurchases under the program to $11.7 million.

Note 8 – Acquisitions

On March 1, 2010, we acquired Est Valeurs, a provider of CIT and cash services in Eastern France. Est Valeurs employs approximately 100 people and had 2009 revenue of $13 million.

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

Note 9 – Supplemental cash flow information

	Six Months
	Ended June 30,
(In millions)	2010	2009

Cash paid for:
Interest	$4.5	4.9
Income taxes	34.8	43.9

We entered into $14.0 million of new capital lease arrangements in the first six months of 2010 ($11.7 million in the first half of 2009).

Note 10 – Comprehensive income (loss)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2010	2009	2010	2009

Amounts attributable to Brink’s:
Net income	$21.5	20.3	13.3	43.3
Benefit plan experience gain	6.1	6.8	12.9	8.8
Benefit plan prior service cost (a)	0.6	(0.9)	(12.1)	1.9
Foreign currency translation adjustments	(29.7)	37.8	(42.9)	19.9
Marketable securities	(0.7)	1.2	0.3	0.9
Other comprehensive income (loss)	(23.7)	44.9	(41.8)	31.5
Comprehensive income (loss) attributable to Brink’s	(2.2)	65.2	(28.5)	74.8

Amounts attributable to noncontrolling interests:
Net income	2.9	3.3	6.1	13.6
Foreign currency translation adjustments	0.3	1.9	1.3	0.5
Marketable securities	-	-	0.5	-
Other comprehensive income	0.3	1.9	1.8	0.5
Comprehensive income attributable to noncontrolling interests	3.2	5.2	7.9	14.1

Comprehensive income (loss)	$1.0	70.4	(20.6)	88.9
(a) Includes $19.3 million loss (net of $7.0 million income tax benefit) in the first quarter of 2010 related to a remeasurement of our black lung obligation.

Note 11 – Fair value of financial instruments

Investments in Available-for-sale Securities
We have available-for-sale securities that are carried at fair value in the financial statements.  For these investments, fair value was estimated based on quoted prices categorized as a Level 1 valuation, except for non-U.S. debt securities, which are categorized as a Level 3 valuation (valuation levels were defined in our 2009 Form 10-K).

		Gross Unrealized	Gross Unrealized
(In millions)	Cost	Gains	Losses	Fair Value

June 30, 2010
Mutual funds	$14.4	1.5	-	15.9
Non-U.S. debt securities	3.7	-	-	3.7
Equity securities	0.2	2.1	-	2.3
Marketable securities	$18.3	3.6	-	21.9

December 31, 2009
Mutual funds	$15.0	2.6	-	17.6
Non-U.S. debt securities	3.7	-	(0.6)	3.1
Equity securities	0.2	1.8	-	2.0
Marketable securities	$18.9	4.4	(0.6)	22.7

Fixed-Rate Debt
Fair value estimates of our obligation related to the fixed-rate Dominion Terminal Associates (“DTA”) bonds are based on quoted prices. The fair value (Level 1 valuation) and carrying value of our DTA bonds are as follows:

	June 30, 2010		December 31, 2009
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value

DTA bonds	$44.2	43.2	42.7	43.2

Other Financial Instruments
Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, short-term fixed rate deposits, accounts receivable, floating rate debt, accounts payable and accrued liabilities.  The financial statement carrying amounts of these items approximate the fair value due to their short-term nature.

Note 12 – Commitments and contingent matters

Operating leases
We have made residual value guarantees of approximately $44.4 million at June 30, 2010, related to operating leases, principally for trucks and other vehicles.

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

We identify our operating segments based on how resources are allocated and operating decisions are made.  Management evaluates performance and allocates resources based on operating profit or loss, excluding non-segment income and expenses.  We have four geographic operating segments:  Europe, Middle East, and Africa (“EMEA”); Latin America; Asia Pacific and North America, which are aggregated into two reportable segments: International and North America.

RESULTS OF OPERATIONS

Consolidated Review
	Second Quarter		%	First Half		%
(In millions, except per share amounts)	2010	2009	Change	2010	2009	Change

GAAP
Revenues	$729	752	(3)	$1,465	1,484	(1)
Segment operating profit (a)	44	29	53	79	81	(3)
Non-segment expense	(13)	(2)	unfav	(24)	(13)	84
Operating profit	32	27	18	55	68	(19)
Income from continuing operations (b)	21	16	29	16	38	(58)
Diluted EPS from continuing operations (b)	0.42	0.34	24	0.32	0.82	(61)

Non-GAAP (c)
Revenues	$729	693	5	$1,465	1,371	7
Segment operating profit (a)	42	30	41	82	69	19
Non-segment expense	(15)	(9)	69	(27)	(26)	7
Operating profit	28	22	30	55	43	27
Income from continuing operations (b)	14	9	54	25	18	37
Diluted EPS from continuing operations (b)	0.29	0.20	45	0.51	0.39	31

(a)
Segment operating profit is a non-GAAP measure when presented in any context other than prescribed by Accounting Standards Codification Topic 280, Segment Reporting.  The tables on pages 19 and 22 reconcile the measurement to operating profit, a GAAP measure.  Disclosure of total segment operating profit enables investors to assess the total operating performance of Brink’s excluding non-segment income and expense.  Forward-looking estimates related to total segment operating profit and non-segment income (expense) for 2010 are provided on page 30.

(b)	Amounts reported in this filing are attributable to the shareholders of The Brink’s Company and exclude earnings related to noncontrolling interests.
(c)	Non-GAAP earnings information is contained on pages 31– 34, including reconciliation to amounts reported under generally accepted accounting principles (GAAP).

Non-GAAP Financial Measures
We provide an analysis of our operations below on both a GAAP and Non-GAAP basis.  The 2010 and 2009 non-GAAP amounts are adjusted to exclude certain income and expense items.  The supplemental disclosures are intended to provide information to assist comparability and estimates of future performance.  The adjustments are described in detail and are reconciled to our GAAP results on pages 31 – 34.

Organic Growth
Organic growth represents the change in revenues or operating profit between the current and prior period, excluding the effect of the following items:  acquisitions and dispositions, foreign currency translation, and the 2010 remeasurement of net monetary assets in Venezuela under highly inflationary accounting.

Overview

GAAP
Second Quarter
Revenues in the quarter were down 3% from the prior year.  The decrease was mainly due to an unfavorable currency impact, related primarily to the reporting of 2010 results from Venezuela at a less favorable exchange rate, which more than offset organic revenue growth of 7%. Operating profit was up during the second quarter of 2010 compared to the same period of 2009 reflecting higher International segment profits, which more than offset profit declines in North America.  The higher segment operating profit more than offset the increase in non-segment expenses.

Income from continuing operations attributable to Brink’s and earnings per share in the second quarter of 2010 were higher than 2009.  In addition to the above described factors affecting operating profit, income from continuing operations attributable to Brink’s and earnings per share also improved due to an $8 million non-cash income tax benefit related to an income tax settlement.

First Half
Revenues and operating profit were down in the first half compared to the prior year.  The decrease was mainly due to an unfavorable currency impact, related primarily to the reporting of 2010 results from Venezuela at a less favorable exchange rate. The negative currency impact was partially offset by organic revenue and profit growth in Latin America.

Income from continuing operations attributable to Brink’s and earnings per share in 2010 were lower than 2009.  In addition to the above described factors affecting operating profit, income from continuing operations attributable to Brink’s and earnings per share also reflected a $14 million income tax charge resulting from the reduction in our deferred tax assets related to provisions in U.S. healthcare legislation that was enacted in March 2010, partially offset by an $8 million non-cash income tax benefit related to an income tax settlement.

Non-GAAP

Non-GAAP results include the following adjustments:
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

GAAP EPS	$0.42	0.34	0.32	0.82
Adjust quarterly tax rate to full-year average rate	(0.09)	(0.04)	0.20	(0.06)
Exclude impact of net monetary asset remeasurements in Venezuela	(0.02)	-	0.04	-
Exclude royalties from former home security unit	(0.02)	(0.02)	(0.05)	(0.05)
Report 2009 Venezuela results at a less favorable exchange rate	-	(0.03)	-	(0.19)
Exclude non-segment gains on asset sales and acquisitions	-	(0.06)	-	(0.13)
Non-GAAP EPS	$0.29	0.20	0.51	0.39
Amounts may not foot due to rounding.  Non-GAAP results for 2010 and 2009 are reconciled to the applicable GAAP results on pages 31– 34.

Second Quarter
Revenues increased by 5% due to organic growth in all regions. Operating profit was up in all International regions which more than offset the decline in North America.  First-quarter results were also affected by higher non-segment expenses.

First Half
Revenues increased by 7% due mainly to organic improvement and favorable currency impact in Latin America. The operating profit increase in the International segment more than offset the decline in North America.  First-half results were also affected by price and volume pressure across most of our global markets and higher non-segment expenses.

Segment Operating Results
Second Quarter
GAAP
		Organic	Acquisitions/ /	Currency		% Change
(In millions)	2Q ‘09	Change	Dispositions	(b)	2Q ‘10	Total	Organic
Revenues:
EMEA	$306	7	(10)	(16)	286	(6)	2
Latin America	210	38	-	(63)	185	(12)	18
Asia Pacific	15	3	10	1	28	93	18
International	530	48	-	(78)	500	(6)	9
North America	222	2	-	5	230	4	1
Total	$752	51	-	(73)	729	(3)	7
Operating profit:
International	$16	28	-	(10)	34	113	175
North America	13	(3)	-	-	10	(21)	(22)
Segment operating profit	29	25	-	(10)	44	53	87
Non-segment (a)	(2)	(10)	-	-	(13)	unfav	unfav
Total	$27	15	-	(10)	32	18	55
Segment operating margin:
International	3.0%				6.8%
North America	5.9%				4.5%
Segment operating margin	3.8%				6.0%

Non-GAAP (c)
		Organic	Acquisitions/ /	Currency		% Change
(In millions)	2Q ‘09	Change	Dispositions	(b)	2Q ‘10	Total	Organic
Revenues:
EMEA	$306	7	(10)	(16)	286	(6)	2
Latin America	151	20	-	14	185	22	13
Asia Pacific	15	3	10	1	28	93	18
International	471	30	-	(1)	500	6	6
North America	222	2	-	5	230	4	1
Total	$693	32	-	4	729	5	5
Operating profit:
International	$17	14	-	1	32	88	81
North America	13	(3)	-	-	10	(21)	(22)
Segment operating profit	30	11	-	1	42	41	36
Non-segment (a)	(9)	(6)	-	-	(15)	69	69
Total	$22	5	-	1	28	30	23
Segment operating margin:
International	3.6%				6.4%
North America	5.9%				4.5%
Segment operating margin	4.3%				5.8%
Amounts may not add due to rounding.
(a)	Includes income and expense not allocated to segments.
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

(c)	Non-GAAP financial information is contained on pages 31 – 34, including reconciliation to amounts reported under GAAP.

Segment Review
Second Quarter

Consolidated Segment Review

GAAP
Revenue declined 3% to $729 million due primarily to unfavorable currency exchange rates in Europe and Latin America, which more than offset organic revenue growth of 7%.  Segment operating profit increased 53% or $15 million due primarily to organic growth in all International regions which more than offset declines in North America.

Non-GAAP
Revenue improved by 5% to $729 million due primarily to growth on an organic basis in all regions. Segment operating profit increased 41% or $12 million due mainly to a $15 million profit increase in the International segment, driven mainly by $14 million in organic growth, partially offset by a $3 million organic decline in North America.

International Segment Review

Overview
GAAP
Revenues in the second quarter of 2010 for our international segment were 6% lower ($30 million) than the same period of 2009 as:
•	revenues in EMEA were 6% lower ($19 million),
•	revenues in Latin America were 12% lower ($25 million), and
•	revenues in Asia Pacific were 93% higher ($14 million).

Operating profit in our international segment was $18 million higher as all regions showed improved profits.

Non-GAAP
Revenues in the second quarter of 2010 for our international segment were 6% higher ($28 million) than the same period of 2009 as:
•	revenues in EMEA were 6% lower ($19 million),
•	revenues in Latin America were 22% higher ($34 million), and
•	revenues in Asia Pacific were 93% higher ($14 million).

Operating profit in our international segment was $15 million higher as all regions showed improvement.

EMEA
EMEA revenues were down 6% ($19 million) during the quarter compared to the 2009 quarter.
The primary factors that increased revenues during the period included:
•	an unfavorable currency impact ($16 million), and
•	a decline in France due to exit of certain guarding operations in 2009 ($13 million).

These factors were partially offset by organic revenue growth of $7 million.

Stagnating economies continue to drive price and volume pressure throughout the region.

 EMEA operating profit was up $10 million due primarily to:
•	$4 million in accounting corrections recorded in Belgium in the year ago quarter,
•	a $2 million impairment charge taken on a software project in the second quarter of 2009,
•	lower severance charges of $2 million, and
•	higher Global Services volumes.

Latin America
GAAP
Revenue in Latin America decreased 12% ($25 million), which reflects an unfavorable currency impact of $63 million, partially offset by organic growth of 18% ($38 million) due to inflation-based price increases.  Reporting 2010 Venezuela revenue at a weaker exchange rate had a negative currency impact of $78 million.

Latin America operating profit increased 47% due primarily to:
•	favorable currency items in Venezuela (including a $2 million gain on remeasurement of net monetary assets), and
•	organic growth in Brazil and Colombia.

Non-GAAP
Revenue in Latin America increased 22% ($34 million) due to a favorable currency impact ($14 million) primarily in Brazil and Colombia, and inflation-based price increases.  The inflation-based price increases were also the primary reason for the organic revenue increase of 13%.

Operating profit increased 25% due to organic growth and favorable currency changes in Brazil, Colombia and Venezuela.  Organic operating profit improved 14% as growth in Brazil, Colombia and Venezuela offset lower profits in Chile.

Asia Pacific
Revenue in Asia Pacific increased $14 million due mainly to third-quarter 2009 acquisitions in India ($7 million) and China ($3 million), as well as increased Global Services volumes.

Operating profit increased $1 million, primarily due to increased Global Services volumes.

North American Segment Review

Revenues in North America were up 4% on favorable currency rates in Canada ($5 million).  Revenue was up 1% on an organic basis despite volume and pricing pressure.

Operating profit declined $3 million or 21% mainly due to:
•	lower CIT demand,
•	continued pricing pressure, and
•	higher labor costs.

Outlook for full-year 2010
We expect full-year 2010 organic revenue growth to be in the low-to-mid single-digit percentage range from our $2.9 billion 2009 non-GAAP revenue, and the segment operating profit margin to be between 6.5% and 7.0%.  See page 30 for a summary of our 2010 Outlook.

First Half
GAAP
		Organic	Acquisitions/ /	Currency		% Change
(In millions)	YTD ‘09	Change	Dispositions	(b)	YTD ‘10	Total	Organic
Revenues:
EMEA	$599	6	(22)	3	585	(2)	1
Latin America	409	71	-	(112)	368	(10)	17
Asia Pacific	34	-	19	3	55	65	-
International	1,042	77	(3)	(106)	1,009	(3)	7
North America	443	1	-	13	456	3	-
Total	$1,484	77	(3)	(94)	1,465	(1)	5
Operating profit:
International	$54	35	1	(32)	58	8	65
North America	28	(7)	-	1	21	(25)	(27)
Segment operating profit	81	28	1	(31)	79	(3)	34
Non-segment (a)	(13)	(11)	-	-	(24)	84	84
Total	$68	17	1	(31)	55	(19)	25
Segment operating margin:
International	5.2%				5.8%
North America	6.2%				4.5%
Segment operating margin	5.5%				5.4%

Non-GAAP (c)
		Organic	Acquisitions/ /	Currency		% Change
(In millions)	YTD ‘09	Change	Dispositions	(b)	YTD ‘10	Total	Organic
Revenues:
EMEA	$599	6	(22)	3	585	(2)	1
Latin America	296	39	-	34	368	24	13
Asia Pacific	34	-	19	3	55	65	-
International	928	44	(3)	40	1,009	9	5
North America	443	1	-	13	456	3	-
Total	$1,371	45	(3)	52	1,465	7	3
Operating profit:
International	$41	16	1	3	62	49	39
North America	28	(7)	-	1	21	(25)	(27)
Segment operating profit	69	9	1	4	82	19	13
Non-segment (a)	(26)	(2)	-	-	(27)	7	7
Total	$43	7	1	4	55	27	15
Segment operating margin:
International	4.4%				6.1%
North America	6.2%				4.5%
Segment operating margin	5.0%				5.6%
Amounts may not add due to rounding.
(a)	Includes income and expense not allocated to segments.
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

(c)	Non-GAAP financial information is contained on pages 31 – 34, including reconciliation to amounts reported under GAAP.

Segment Review
First Half

Consolidated Segment Review
GAAP
Revenue declined 1% to $1,465 million due primarily to unfavorable currency exchange rates in Latin America, which more than offset organic revenue growth of 5%.  Segment operating profit declined $2 million due primarily to an unfavorable currency impact of $31 million, partially offset by organic growth in Latin America. The $31 million unfavorable currency impact was mainly related to reporting 2010 results from Venezuela at a less favorable exchange rate.

Organic operating profit improvement in Latin America and Europe more than offset a decline in North America.

Non-GAAP
Revenue improved by 7% to $1,465 million due primarily to growth on an organic basis in the International segment.  Segment operating profit increased 19% or $13 million due to a $20 million profit increase in the International segment partially offset by a $7 million profit decrease in North America.

International Segment Review

Overview
GAAP
Revenues in the first half of 2010 for our international segment were 3% lower ($33 million) than the same period of 2009 as:
•	revenues in EMEA were 2% lower ($14 million), and
•	revenues in Latin America were 10% lower ($41 million).

These factors were partially offset by 65% higher ($22 million) revenues in Asia Pacific.

Operating profit in our international segment was 8% higher ($5 million) as better results in EMEA more than offset lower profits in Latin America.

Non- GAAP
Revenues in the first half of 2010 for our international segment were 9% higher ($81 million) than the same period of 2009 as:
•	revenues in Latin America were 24% higher ($72 million), and
•	revenues in Asia Pacific were 65% higher ($22 million).

These factors were partially offset by 2% lower ($14 million) revenues in EMEA.

Operating profit in our international segment was 49% higher as all regions showed improvement.

EMEA
EMEA revenues were down 2% ($14 million) due mainly to:
•	loss of revenue resulting from the sale of certain guarding operations in France in 2009 ($26 million), and
•	loss of guarding contracts in France in 2009 ($9 million)

Revenue improved on an organic basis from the prior year period as improvement in Global Services offset lost guarding contracts. Continued economic weakness drove price and volume pressure throughout the region.

EMEA operating profit was up $10 million on an organic basis as 2009 included accounting corrections in Belgium ($4 million) and an impairment charge on a software project ($2 million).

Latin America
GAAP
Revenue in Latin America decreased 10% ($41 million), which reflects an unfavorable currency impact of $112 million.  Reporting 2010 Venezuela revenue at a weaker exchange rate had a negative currency impact of $151 million.  Revenue improved organically by 17% driven by inflation-based price increases.

Latin America operating profit declined 12% due primarily to unfavorable currency items, including the impact of reporting Venezuela results at a weaker exchange rate ($33 million), partially offset by organic growth in Brazil, Colombia and Venezuela.

Non-GAAP
Revenue in Latin America increased 24% ($72 million) due to a favorable currency impact ($34 million) primarily in Brazil and Colombia, as well as inflation-based price increases.  The inflation-based price increases were also the primary reason for the organic revenue increase of 13%.

Operating profit increased 29% due primarily to organic growth in Brazil, Colombia and Venezuela, and favorable currency impact in Brazil and Colombia, partially offset by profit decline in Chile.

Asia Pacific
Revenue in Asia Pacific increased $22 million due to third-quarter 2009 acquisitions in India ($13 million) and China ($7 million).

Operating profit increased slightly, primarily due to the 2009 acquisitions.

North American Segment Review

Revenues in North America were up 3% on favorable currency rates in Canada ($13 million).  Revenue remained unchanged on an organic basis due to volume and pricing pressure.

Operating profit declined $7 million or 25% mainly due to:
•	lower CIT demand,
•	volume and pricing pressure, and
•	higher labor costs.

Non-segment Income (Expense)

GAAP	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2010	2009	change	2010	2009	change

Corporate and former operations:
General and administrative	$(9.0)	(5.0)	80	(17.7)	(14.1)	26
Retirement costs (primarily former operations)	(5.9)	(5.2)	13	(10.8)	(13.2)	(18)
Subtotal	(14.9)	(10.2)	46	(28.5)	(27.3)	4

Other amounts not allocated to segments:
Currency exchange transaction gains	-	0.9	(100)	-	0.8	(100)
Gains on sale of property and other assets	-	5.2	(100)	0.3	8.3	(96)
Gains on acquiring control of an equity method affiliate	-	(0.5)	(100)	-	1.0	(100)
Royalty income:
Former home security business	1.9	1.7	12	3.7	3.3	12
Other	0.4	0.7	(43)	0.8	1.0	(20)
Subtotal	2.3	8.0	(71)	4.8	14.4	(67)
Non-segment income (expense)	$(12.6)	(2.2)	unfav	(23.7)	(12.9)	84

Non-GAAP	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2010	2009	change	2010	2009	change

Corporate and former operations:
General and administrative	$(9.0)	(5.0)	80	(17.7)	(14.1)	26
Retirement costs (primarily former operations)	(5.9)	(5.2)	13	(10.8)	(13.2)	(18)
Subtotal	(14.9)	(10.2)	46	(28.5)	(27.3)	4

Other amounts not allocated to segments:
Currency exchange transaction gains	-	0.9	(100)	-	0.8	(100)
Gains on sale of property and other assets	-	-	-	0.3	-	NM
Royalty income	0.4	0.7	(43)	0.8	1.0	(20)
Subtotal	0.4	1.6	(75)	1.1	1.8	(39)
Non-segment income (expense)	$(14.5)	(8.6)	69	(27.4)	(25.5)	7

Second Quarter
GAAP
Non-segment expenses were $10.4 million higher due to lower 2010 gains on asset sales ($5.2 million), a 2009 accounting correction reducing general and administrative expense ($1.4 million), lower bonus expense ($1.2 million) in 2009, decreased currency exchange transaction gains ($0.9 million), and higher 2010 retirement costs ($0.7 million).

Non-GAAP
Non-segment expenses were $5.9 million higher due to a 2009 accounting correction reducing general and administrative expense ($1.4 million), lower bonus expense ($1.2 million) in 2009, decreased currency exchange transaction gains ($0.9 million), and higher 2010 retirement costs ($0.7 million).

Outlook for full-year 2010
We estimate that non-segment expenses will be approximately $57 million in 2010, or $10 million higher than 2009, primarily as a result of lower royalty income ($3 million), higher general and administrative expenses ($2 million) and higher retirement costs ($2 million).  See page 30 for a summary of our full-year 2010 Outlook.

First Half
GAAP
Non-segment expenses were $10.8 million higher due to lower 2010 gains on asset sales and acquisitions ($9.0 million), a 2009 accounting correction reducing general and administrative expense ($1.4 million), lower bonus expense ($0.8 million) in 2009, and decreased currency exchange transaction gains ($0.8 million), partially offset by lower 2010 retirement costs ($2.4 million).

Non-GAAP
Non-segment expenses were $1.9 million higher due to a 2009 accounting correction reducing general and administrative expense ($1.4 million), lower bonus expense ($0.8 million) in 2009, and decreased currency exchange transaction gains ($0.8 million), partially offset by lower 2010 retirement costs ($2.4 million).

Brand Licensing Agreement Amendment – Former Home Security Business
On June 28, 2010, we amended our Brand Licensing Agreement with the successor by merger to Brink’s Home Security Holdings, Inc., our former home security subsidiary. The amended agreement (i) fixes a termination date of August 15, 2010, for the Brand Licensing Agreement and establishes a fixed royalty amount of $2.8 million for the period beginning April 1, 2010, and ending on the termination date, and (ii) provides the successor with the right to extend the termination date until August 27, 2010, for an additional payment of $0.3 million.  The royalty income related to the amended agreement is being recognized ratably from April 1, 2010, through the termination date.  We do not expect to record royalty income related to our former home security business after the third quarter.

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

Our Venezuelan operations accounted for $74 million or 5% of total Brink’s revenues in the first half of 2010.  Our operating margins in Venezuela have varied depending on the mix of business during any quarter and have been up to three times our overall international segment operating margin rate.  The economy in Venezuela has had significant inflation in the last several years and, in December 2009, the three-year cumulative inflation rate exceeded 100%.  As a result, beginning January 1, 2010, we designated Venezuela’s economy as highly inflationary for accounting purposes.  Local-currency monetary assets and liabilities are remeasured into U.S. dollars each balance sheet date, with remeasurement adjustments and other transaction gains and losses recognized in earnings.

Effective June 9, 2010, the Venezuelan government replaced a previously legal market-based method of converting bolivar fuertes to U.S. dollars (the “parallel” rate) with a new exchange process that requires each transaction be approved by the government’s central bank (the “SITME” rate).  On a daily basis, the central bank publishes ranges of prices at which it may approve transactions to purchase dollar-denominated bonds, resulting in an exchange rate range of 4.3 to 5.3 bolivar fuertes to the U.S. dollar. To date, approved transactions have been at the upper end of the range.  To the extent we need to obtain U.S. dollars, we currently expect our bolivar fuerte-denominated net monetary assets to be settled at a rate of 5.3 bolivar fuertes to the U.S. dollar.  We have used this rate to remeasure our local currency-denominated monetary assets and liabilities into U.S. dollars at June 30, 2010, resulting in bolivar fuerte-denominated net monetary assets at June 30, 2010, of $23.0 million.  At March 31, 2010, we used the parallel market rate of 7.0 bolivar fuertes to the U.S. dollar to remeasure local currency net monetary assets, resulting in net monetary assets at March 31, 2010, of $27.7 million.  We recognized a currency remeasurement gain of $1.7 million in the second quarter of 2010.  For the six months ended June 30, 2010, we recognized a $3.2 million net remeasurement loss.

Under the new law, approved transactions may not exceed $350,000 per legal entity per month.  Despite the new law, we believe that we will be able to obtain sufficient U.S. dollars to purchase imported supplies and fixed assets to operate our business in Venezuela.  We believe the new law will limit the repatriation of cash invested in Venezuela for the foreseeable future.  At June 30, 2010, our Venezuelan subsidiaries held $5.4 million of cash denominated in U.S. dollars and $8.8 million of cash denominated in bolivar fuertes.  On an equity-method basis, we had investments in our Venezuelan operations of $43.7 million at June 30, 2010.  The amount represents retained earnings net of currency translation adjustments of the business.

Changes in exchange rates may also affect transactions which are denominated in currencies other than the functional currency.  From time to time, we use foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At June 30, 2010, no material foreign currency forward contracts were outstanding.

Other Operating Income (Expense)

Other operating income (expense) includes segment and non-segment other operating income and expense.
	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2010	2009	change	2010	2009	change

Foreign currency transaction gains (losses)	$2.7	(8.9)	NM	(3.7)	(12.3)	(70)
Royalty income	2.6	2.4	8	4.8	4.3	12
Gains (losses) on sale of property and other assets	(0.1)	5.1	NM	0.7	8.2	(91)
Share in earnings of equity affiliates	0.8	1.2	(33)	1.6	2.2	(27)
Gain on acquiring control of an equity method affiliate	-	(0.5)	(100)	-	1.0	(100)
Impairment losses	(0.1)	(2.0)	(95)	(0.4)	(2.1)	(81)
Other	2.4	0.6	fav	3.8	1.2	fav
Other operating income (expense)	$8.3	(2.1)	NM	6.8	2.5	172

Second Quarter
Other operating income (expense) improved in 2010 primarily as a result of
•
foreign currency transaction gains in the 2010 period as compared to losses in the 2009 period; 2010 results included the $2 million asset remeasurement gain in Venezuela, whereas 2009 results included losses on the conversion of local currency to U.S. dollars in Venezuela, and

•	lower impairment losses in the second quarter of 2010 of $2 million.

These factors were partially offset by lower gains on asset sales of $5 million.

First Half
Other operating income (expense) increased in 2010 primarily as a result of
•	lower foreign currency transaction losses of $9 million primarily due to the conversion of local currency to U.S. dollars in Venezuela in 2009,
•	lower impairment losses in the first half of 2010 of $2 million.

These factors were partially offset by lower gains on asset sales and acquisitions of $9 million.

Nonoperating Income and Expense

Interest expense

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2010	2009	change	2010	2009	change

Interest expense	$2.3	2.8	(18)	4.8	5.5	(13)

We renegotiated our $400 million revolving credit facility, as described in “Liquidity and Capital Resources – Capitalization – Debt” below.  We expect our interest expense to be higher in the future as a result of higher interest rate spreads above LIBOR and other costs related to the new facility.

Interest and other income

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2010	2009	change	2010	2009	change

Interest and other income	$0.7	2.0	(65)	2.1	6.0	(65)

Interest and other income was lower in the second quarter and first half of 2010 primarily due to lower average levels of cash and cash equivalents in Venezuela resulting from the fourth quarter 2009 and first half 2010 repatriations of cash.  Interest and other income also decreased due to translating Venezuelan operations using a weaker exchange rate in 2010 compared to 2009.

Income Taxes

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Continuing operations
Provision for income taxes (in millions)	$6.3	6.6	30.6	17.1
Effective tax rate	21.1%	25.5%	58.2%	24.8%

2010 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the second quarter of 2010 was lower than the 35% U.S. statutory tax rate largely due to a $7.9 million non-cash income tax benefit related to a tax settlement, partially offset by $2.8 million in higher taxes related to non-U.S. tax jurisdictions. These non-U.S. taxes were higher primarily due to the geographical mix of earnings, and the characterization of a French business tax as an income tax based upon legislative changes effective January 1, 2010.

The effective income tax rate on continuing operations in the first six months of 2010 was higher than the 35% U.S. statutory tax rate largely due to a $13.9 million reduction in deferred tax assets as a result of the U.S. healthcare legislation enacted in March 2010, and $4.5 million in higher taxes related to non-U.S. tax jurisdictions, partially offset by the $7.9 million non-cash income tax benefit related to a tax settlement. The non-U.S. taxes were higher than 35% primarily due to the designation of Venezuela as highly inflationary for accounting purposes, the geographical mix of earnings, and the characterization of a French business tax as an income tax based upon legislative changes in France effective January 1, 2010.

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

Full-year 2010 outlook
Our effective tax rate may fluctuate materially from these estimates due to changes in applicable tax laws, forecasted permanent book-tax differences, the expected geographical mix of earnings, valuation allowances or accruals for contingencies and other factors.  Subject to the above factors, our effective tax rate for the full-year is expected to be between 47% and 50%.  Without the deferred income tax charge related to the new U.S. healthcare legislation, our effective tax rate for 2010 is expected to be between 36% and 39%.

Noncontrolling Interests

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2010	2009	change	2010	2009	change

Net income attributable to noncontrolling interests	$2.9	3.3	(12)	6.1	13.6	(55)

The decrease in net income attributable to noncontrolling interests in the second quarter of 2010 compared to the same period in 2009 was primarily due to a decrease in the earnings of our Venezuelan subsidiaries as a result of reporting 2010 results at a less favorable exchange rate, partially offset by a gain on the remeasurement of the net monetary assets in Venezuela.

The decrease in net income attributable to noncontrolling interests in the first half of 2010 compared to the same period in 2009 was primarily due to a decrease in the earnings of our Venezuelan subsidiaries as a result of reporting 2010 results at a less favorable exchange rate.

Outlook

Below is a schedule to assist readers in locating the various estimates we have made about our future results.

	GAAP		Non-GAAP
(in millions)	Full-Year 2009	Full-Year 2010 Estimate	Full-Year 2009	Full-Year 2010 Estimate

Revenues	$3,135	(a)	$2,897	(a)
Organic Revenue Growth	1%	(a)		Low-to-mid single digit growth
Segment Operating Profit	$213	(a)	$175	(a)
Segment Operating Margin	6.8%	6.5% – 7.0%	6.0%	6.5% - 7.0%
Non-Segment:
General and administrative	$38	40	$38	40
Retirement plans	21	23	21	23
Royalty income (b)	(9)	(6)	(2)	(1)
Other (c)	(3)	-	(2)	-
Non-Segment	$47	57	$55	62

Effective income tax rate (d)	(37%)	47% - 50%	37%	36% – 39%
Net income attributable to
noncontrolling interests	$32	(a)	$19	(a)
Capital expenditures	171	160 – 175	(a)	(a)
Depreciation and amortization	135	130 – 140	(a)	(a)

(a)	Information not provided.
(b)	Non-GAAP outlook reflects the reversal of royalty from former home security unit.
(c)	Non-GAAP outlook reflects the reversal of Venezuela currency losses and gains/losses on asset sales and acquisitions.
(d)	The tax rate without the effect of the Patient Protection and Affordable Care Act is expected to be between 36% - 39%.

For more information about our outlook, see page 21 for organic revenue growth, page 21 for segment operating margin, page 25 non-segment expenses, page 36 for capital expenditures and page 36 for depreciation and amortization.

Non-GAAP Results – Reconciled to Amounts Reported under GAAP

Purpose of Non-GAAP Information

Non-GAAP results described in this filing are financial measures that are not required by, or presented in accordance with GAAP”.

The purpose of the non-GAAP information is to provide users of financial information of The Brink’s Company an understanding of the effects of reporting results from Venezuela at a less favorable exchange rate in 2009, and without certain income and expense items in 2009 and 2010.  The non-GAAP information provides information to assist comparability and estimates of future performance.   Brink’s believes these measures are helpful in assessing operations and estimating future results and enable period-to-period comparability of financial performance.  Non-GAAP results should not be considered as an alternative to revenue, income or earnings per share amounts determined in accordance with GAAP and should be read in conjunction with their GAAP counterparts.

	GAAP Basis	Re-measurement of Venezuelan Net Monetary Assets (a)	Royalty from Former Home Security Business (b)	Adjust Income Tax Rate (c)	Non- GAAP Basis
	First Quarter 2010
Operating profit:
International	$24.5	4.9	-	-	29.4
North America	10.4	-	-	-	10.4
Segment operating profit	34.9	4.9	-	-	39.8
Non-segment	(11.1)	-	(1.8)	-	(12.9)
Operating profit	$23.8	4.9	(1.8)	-	26.9

Amounts attributable to Brink’s:
Income from continuing operations	$(4.8)	3.0	(1.1)	13.9	11.0
Diluted EPS – continuing operations	(0.10)	0.06	(0.02)	0.28	0.23
	Second Quarter 2010
Operating profit:
International	$33.8	(1.7)	-	-	32.1
North America	10.3	-	-	-	10.3
Segment operating profit	44.1	(1.7)	-	-	42.4
Non-segment	(12.6)	-	(1.9)	-	(14.5)
Operating profit	$31.5	(1.7)	(1.9)	-	27.9

Amounts attributable to Brink’s:
Income from continuing operations	$20.7	(1.0)	(1.2)	(4.3)	14.2
Diluted EPS – continuing operations	0.42	(0.02)	(0.02)	(0.09)	0.29
	First Half 2010
Operating profit:
International	$58.3	3.2	-	-	61.5
North America	20.7	-	-	-	20.7
Segment operating profit	79.0	3.2	-	-	82.2
Non-segment	(23.7)	-	(3.7)	-	(27.4)
Operating profit	$55.3	3.2	(3.7)	-	54.8

Amounts attributable to Brink’s:
Income from continuing operations	$15.9	2.0	(2.3)	9.6	25.2
Diluted EPS – continuing operations	0.32	0.04	(0.05)	0.20	0.51
(a)
To reverse remeasurement gains and losses in Venezuela.  For accounting purposes, Venezuela is considered a highly inflationary economy.  Under U.S. GAAP, subsidiaries that operate in Venezuela record gains and losses in earnings for the remeasurement of bolivar fuerte-denominated net monetary assets.

(b)	To reverse royalty income from Brink’s Home Security.
(c)
To adjust effective income tax rate to be equal to 37.5%, the mid-point of the estimated range of full-year 2010 effective income tax rates expected on a Non-GAAP basis.  The outlook for 2010 estimated effective income tax rate (GAAP and Non-GAAP basis) is explained on page 30.

Non-GAAP Results – Reconciled to Amounts Reported Under GAAP (Continued)

	GAAP Basis	Change to Parallel Rate (a)	Remove Venezuelan Currency Losses (b)	Gain on Acquiring Control of an Equity Method Affiliate (c)	Royalty from Former Home Security Business (d)	Non-Segment Asset Sales (e)	Adjust Income Tax Rate (f)	Non-GAAP Basis
	First Quarter 2009
Revenues:
EMEA	$293.4	-	-	-	-	-	-	293.4
Latin America	199.4	(54.6)	-	-	-	-	-	144.8
Asia Pacific	18.8	-	-	-	-	-	-	18.8
International	511.6	(54.6)	-	-	-	-	-	457.0
North America	220.9	-	-	-	-	-	-	220.9
Revenues	$732.5	(54.6)	-	-	-	-	-	677.9
Operating profit:
International	$37.9	(13.7)	-	-	-	-	-	24.2
North America	14.5	-	-	-	-	-	-	14.5
Segment operating profit	52.4	(13.7)	-	-	-	-	-	38.7
Non-segment	(10.7)	-	-	(1.5)	(1.6)	(3.1)	-	(16.9)
Operating profit	$41.7	(13.7)	-	(1.5)	(1.6)	(3.1)	-	21.8
Amounts attributable to Brink’s:
Income - continuing operations	$22.2	(7.7)	-	(1.5)	(1.0)	(1.9)	(0.9)	9.2
Diluted EPS – cont. ops.	0.48	(0.17)	-	(0.03)	(0.02)	(0.04)	(0.02)	0.20
	Second Quarter 2009
Revenues:
EMEA	$305.6	-	-	-	-	-	-	305.6
Latin America	209.7	(58.8)	-	-	-	-	-	150.9
Asia Pacific	14.7	-	-	-	-	-	-	14.7
International	530.0	(58.8)	-	-	-	-	-	471.2
North America	221.9	-	-	-	-	-	-	221.9
Revenues	$751.9	(58.8)	-	-	-	-	-	693.1
Operating profit:
International	$15.9	(2.2)	3.4	-	-	-	-	17.1
North America	13.0	-	-	-	-	-	-	13.0
Segment operating profit	28.9	(2.2)	3.4	-	-	-	-	30.1
Non-segment	(2.2)	-	-	0.5	(1.7)	(5.2)	-	(8.6)
Operating profit	$26.7	(2.2)	3.4	0.5	(1.7)	(5.2)	-	21.5
Amounts attributable to Brink’s:
Income - continuing operations	$16.0	(3.3)	2.1	0.5	(1.1)	(3.2)	(1.8)	9.2
Diluted EPS – cont. ops.	0.34	(0.08)	0.05	0.01	(0.02)	(0.07)	(0.04)	0.20
(a)
To reduce revenues and segment operating income to reflect the 2009 results of Venezuelan subsidiaries had they been translated using the parallel currency exchange rate in effect at the time.  The average parallel exchange rate used for the non-GAAP full-year earnings was 6.0 bolivar fuertes to the U.S. dollar, compared to an average rate of 2.2 bolivar fuertes to the U.S. dollar that was used for the GAAP financial statements.  The official rate of 2.15 bolivar fuertes to the U.S. dollar was used for translation of Venezuela for most of 2009 until the parallel rate was adopted during December.  The use of the weaker rate to translate 2009 non-GAAP revenues and earnings of the Venezuelan subsidiaries decreased each measure by 63%.

(b)
To reverse currency losses incurred in Venezuela related to increases in cash held in U.S. dollars by Venezuelan subsidiaries.  These losses would not have been incurred had the operations been translated at the parallel rate.

(c)	To reverse gains/losses recognized related to acquisitions of controlling interests in subsidiaries that were previously accounted for as equity method investments.
(d)	To reverse royalty income from Brink’s Home Security.
(e)	To reverse non-segment gains on sales of assets.
(f)
To adjust the quarterly effective income tax rate to be equal to 37%, the full-year 2009 non-GAAP effective income tax rate.  The full-year 2009 non-GAAP effective income tax rate is equal to the 2009 GAAP effective income tax rate revised to exclude $118 million of income tax benefits that were recorded under GAAP in the fourth quarter of 2009.  The fourth-quarter income tax benefits related to a reduction in the amount of valuation allowance needed for U.S. deferred tax assets as a result of improved investments in retirement plans and improved credit markets.

Non-GAAP Results – Reconciled to Amounts Reported Under GAAP (Continued)

	GAAP Basis	Change to Parallel Rate (a)	Remove Venezuelan Currency Losses (b)	Gain on Acquiring Control of an Equity Method Affiliate (c)	Royalty from Former Home Security Business (d)	Non-Segment Asset Sales (e)	Adjust Income Tax Rate (f)	Non-GAAP Basis
	Third Quarter 2009
Revenues:
EMEA	$324.4	-	-	-	-	-	-	324.4
Latin America	234.9	(63.7)	-	-	-	-	-	171.2
Asia Pacific	19.9	-	-	-	-	-	-	19.9
International	579.2	(63.7)	-	-	-	-	-	515.5
North America	222.6	-	-	-	-	-	-	222.6
Revenues	$801.8	(63.7)	-	-	-	-	-	738.1
Operating profit:
International	$51.3	(8.4)	0.6	-	-	-	-	43.5
North America	10.4	-	-	-	-	-	-	10.4
Segment operating profit	61.7	(8.4)	0.6	-	-	-	-	53.9
Non-segment	(0.8)	-	-	(13.9)	(1.7)	(0.1)	-	(16.5)
Operating profit	$60.9	(8.4)	0.6	(13.9)	(1.7)	(0.1)	-	37.4
Amounts attributable to Brink’s:
Income - continuing operations	$33.4	(3.1)	0.3	(13.9)	(1.1)	-	3.9	19.5
Diluted EPS – cont. ops.	0.70	(0.07)	0.01	(0.29)	(0.02)	-	0.08	0.41
	Fourth Quarter 2009
Revenues:
EMEA	$334.1	-	-	-	-	-	-	334.1
Latin America	260.7	(60.8)	-	-	-	-	-	199.9
Asia Pacific	25.3	-	-	-	-	-	-	25.3
International	620.1	(60.8)	-	-	-	-	-	559.3
North America	228.7	-	-	-	-	-	-	228.7
Revenues	$848.8	(60.8)	-	-	-	-	-	788.0
Operating profit:
International	$51.7	(18.7)	0.5	-	-	-	-	33.5
North America	18.7	-	-	-	-	-	-	18.7
Segment operating profit	70.4	(18.7)	0.5	-	-	-	-	52.2
Non-segment	(32.9)	-	22.5	-	(1.8)	(1.2)	-	(13.4)
Operating profit	$37.5	(18.7)	23.0	-	(1.8)	(1.2)	-	38.8
Amounts attributable to Brink’s:
Income - continuing operations	$124.1	(9.1)	22.8	-	(1.1)	(0.8)	(118.8)	17.1
Diluted EPS – cont. ops.	2.53	(0.19)	0.47	-	(0.02)	(0.02)	(2.42)	0.35

See footnotes on page 32.

Non-GAAP Results – Reconciled to Amounts Reported Under GAAP (Continued)

	GAAP Basis	Change to Parallel Rate (a)	Remove Venezuelan Currency Losses (b)	Gain on Acquiring Control of an Equity Method Affiliate (c)	Royalty from Former Home Security Business (d)	Non-Segment Asset Sales (e)	Adjust Income Tax Rate (f)	Non-GAAP Basis
	First Half 2009
Revenues:
EMEA	$599.0	-	-	-	-	-	-	599.0
Latin America	409.1	(113.4)	-	-	-	-	-	295.7
Asia Pacific	33.5	-	-	-	-	-	-	33.5
International	1,041.6	(113.4)	-	-	-	-	-	928.2
North America	442.8	-	-	-	-	-	-	442.8
Revenues	$1,484.4	(113.4)	-	-	-	-	-	1,371.0
Operating profit:
International	$53.8	(15.9)	3.4	-	-	-	-	41.3
North America	27.5	-	-	-	-	-	-	27.5
Segment operating profit	81.3	(15.9)	3.4	-	-	-	-	68.8
Non-segment	(12.9)	-	-	(1.0)	(3.3)	(8.3)	-	(25.5)
Operating profit	$68.4	(15.9)	3.4	(1.0)	(3.3)	(8.3)	-	43.3
Amounts attributable to Brink’s:
Income - continuing operations	$38.2	(11.0)	2.1	(1.0)	(2.1)	(5.1)	(2.7)	18.4
Diluted EPS – cont. ops.	0.82	(0.24)	0.05	(0.02)	(0.05)	(0.11)	(0.06)	0.39
	Full Year 2009
Revenues:
EMEA	$1,257.5	-	-	-	-	-	-	1,257.5
Latin America	904.7	(237.9)	-	-	-	-	-	666.8
Asia Pacific	78.7	-	-	-	-	-	-	78.7
International	2,240.9	(237.9)	-	-	-	-	-	2,003.0
North America	894.1	-	-	-	-	-	-	894.1
Revenues	$3,135.0	(237.9)	-	-	-	-	-	2,897.1
Operating profit:
International	$156.8	(43.0)	4.5	-	-	-	-	118.3
North America	56.6	-	-	-	-	-	-	56.6
Segment operating profit	213.4	(43.0)	4.5	-	-	-	-	174.9
Non-segment	(46.6)	-	22.5	(14.9)	(6.8)	(9.6)	-	(55.4)
Operating profit	$166.8	(43.0)	27.0	(14.9)	(6.8)	(9.6)	-	119.5
Amounts attributable to Brink’s:
Income - continuing operations	$195.7	(23.2)	25.2	(14.9)	(4.3)	(5.9)	(117.6)	55.0
Diluted EPS – cont. ops.	4.11	(0.49)	0.53	(0.31)	(0.09)	(0.12)	(2.48)	1.16

See footnotes on page 32.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows before financing activities improved by $11.7 million in the first six months of 2010 as compared to the first six months of 2009.  The increase was primarily due to less cash used for business acquisitions and capital expenditures, partially offset by lower cash flows provided by discontinued operations.

Summary of Cash Flow Information

	Six Months
	Ended June 30,		$
(In millions)	2010	2009	change

Cash flows from operating activities:
Continuing operations	$60.0	62.2		(2.2)
Discontinued operations	(11.5)	23.6		(35.1)
Operating activities	48.5	85.8		(37.3)

Cash flows from investing activities:
Capital expenditures	(61.2)	(74.5)		13.3
Acquisitions	(13.6)	(49.0)		35.4
Other	(2.0)	(2.3)		0.3
Investing activities	(76.8)	(125.8)		49.0

Cash flows before financing activities	$(28.3)	(40.0)		11.7

Operating Activities

Operating cash flows decreased by $37.3 million in the first six months of 2010 compared to the same period in 2009.  The decrease was primarily due to a decline in cash flows provided by discontinued operations.   The decrease in cash flows provided by discontinued operations resulted from the receipt of $23.7 million FBLET cash refunds in 2009 compared to an $11.5 million 2010 payment for a legal claim associated with BAX Global, a former business unit.  We have insurance coverage applicable to this matter and believe we will recover the legal claim payment.  Operating cash flows also decreased slightly as lower operating profit was partially offset by lower payments for income taxes compared to the prior year.

Investing Activities

Cash flows from investing activities improved by $49.0 million in the first half of 2010 versus the first half of 2009 primarily due to a $35.4 million reduction in cash used for business acquisitions along with a $13.3 million decrease in capital expenditures.

Capital expenditures and depreciation and amortization were as follows:

	Six Months
	Ended June 30,		$
(In millions)	2010	2009	change

Capital expenditures:
International	$40.4	41.2		(0.8)
North America	20.8	33.3		(12.5)
Capital expenditures	$61.2	74.5		(13.3)

Depreciation and amortization:
International	$44.2	45.8		(1.6)
North America	21.0	17.7		3.3
Depreciation and amortization	$65.2	63.5		1.7

Capital expenditures in the first half of 2010 were primarily for new cash processing and security equipment, armored vehicles, information technology and CompuSafe® units.  Capital expenditures in the first half of 2010 decreased when compared to the same period of 2009 mainly due to lower expenditures in our North America segment.  The decrease in our North America segment was mainly due to fewer purchases of armored vehicles, as we leased rather than purchased vehicles, and a lower number of newly acquired CompuSafe® units.

Capital expenditures for the full-year 2009 totaled $171 million.  Capital expenditures for the full-year 2010 are currently expected to be approximately $160-175 million.  This projection is subject to a variety of factors, including currency fluctuations, business growth opportunities and feasibility of completing certain purchases during the year.

Depreciation and amortization for the full-year 2010 is currently expected to range from $130-140 million.

Financing Activities

Summary of financing activities

	Six Months
	Ended June 30,
(In millions)	2010	2009

Cash provided (used) by financing activities
Borrowings and repayments:
Short-term debt	$4.1	(0.5)
Long-term revolving credit facilities	44.6	(6.3)
Other long-term debt	1.9	(5.9)
Repurchase of shares of common stock of Brink’s	-	(6.9)
Dividends attributable to:
Shareholders of Brink’s	(9.6)	(9.1)
Noncontrolling interests in subsidiaries	(9.4)	(9.3)
Other	1.3	1.3
Cash flows from financing activities	$32.9	(36.7)

During the first half of 2010, we purchased 180,000 shares of our common stock at an average price of $19.63 per share.  These purchases were settled in July 2010.  During the first half of 2009, we purchased 234,456 shares of our common stock at an average cost of $26.20 per share. We also used $0.8 million in the first half of 2009 to settle share purchases initiated in December 2008.

Our operating liquidity needs are typically financed by cash from operations, short-term debt and the Revolving Facility, described below.

We paid dividends of $0.10 per share in both the first and second quarters of 2010.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the board of directors.

As discussed in the Foreign Operations sections on page 27, the new currency exchange process in Venezuela limits approved transactions converting bolivar fuertes to U.S. dollars to $350,000 per legal entity per month.  This may limit our ability to use funds earned in Venezuela for general corporate purposes, including reducing the amount owed on the Revolving Facility. Under the new law, we do not anticipate repatriation of cash from our Venezuelan operations for the foreseeable future.  At June 30, 2010, our Venezuelan subsidiaries held $5.4 million of cash denominated in U.S. dollars and $8.8 million of cash denominated in bolivar fuertes.

Capitalization

We use a combination of debt, leases and equity to capitalize our operations.

Reconciliation of Net Debt to GAAP measures

	June 30,	December 31,
(In millions)	2010	2009

Short-term debt	$10.5	7.2
Long-term debt	252.0	188.4
Debt	262.5	195.6
Less cash and cash equivalents	(143.3)	(143.0)
Net Debt (a)	$119.2	52.6
(a)	Net Debt is a non-GAAP measure. Net Debt is equal to short-term debt plus the current and noncurrent portion of long-term debt (“Debt” in the tables), less cash and cash equivalents.

Net Debt is a supplemental financial measure that is not required by, or presented in accordance with GAAP.  We use Net Debt as a measure of our financial leverage.  We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage. Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our consolidated balance sheets.  Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP, as of June 30, 2010, and December 31, 2009.  At June 30, 2010, Net Debt was $125 million excluding cash and debt in Venezuelan operations.

Debt
We entered into a new unsecured $400 million revolving bank credit facility with a syndicate of banks (the “Revolving Facility”) in July 2010.  The new facility replaces a $400 million revolving credit facility that was scheduled to mature in August 2011 (the “Old Revolving Facility”) and that was terminated in July 2010 in connection with our entry into the Revolving Facility.  The Revolving Facility’s interest rate is based on LIBOR plus a margin, alternate base rate plus a margin, or competitive bid.  The Revolving Facility allows the Company to borrow or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over a four-year term ending in July 2014.  As of June 30, 2010, $260.3 million was available under the Old Revolving Facility.  Amounts outstanding under the Old Revolving Facility as of June 30, 2010, were denominated primarily in U.S. dollars and to a lesser extent in Canadian dollars.

The margin on LIBOR borrowings under the Revolving Facility can range from 1.225% to 2.325% depending on our credit rating.  The margin on alternate base rate borrowings under the Revolving Facility can range from 0.225% to 1.325%.  We also pay an annual facility fee on the Revolving Facility based on our credit rating.  The facility fee can range from 0.15% to 0.55%.

The margin on LIBOR borrowings under the Old Revolving Facility, which ranged from 0.140% to 0.575%, depending on our credit rating, was 0.350% at June 30, 2010.  We also paid an annual facility fee on the Old Revolving Facility based on our credit rating.  The facility fee, which ranged from 0.060% to 0.175%, was 0.100% at June 30, 2010.

We have an unsecured $135 million letter of credit facility with a bank (the “Letter of Credit Facility”).  The Letter of Credit Facility expires in July 2011.  As of June 30, 2010, $28.4 million was available under the Letter of Credit Facility.

We have two unsecured multi-currency revolving bank credit facilities with a total of $50.0 million in available credit, of which approximately $21.9 million was available at June 30, 2010.  The two facilities expire in December 2011.  Interest on these facilities is based on LIBOR plus a margin.  The margin ranges from 0.14% to 2.50%.  We also have the ability to borrow from other banks, at the banks’ discretion, under short-term uncommitted agreements.  Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

In the first quarter of 2010, we entered into a bilateral committed credit facility (the “2010 Credit Facility”) that expires in March 2011.  Interest on this facility is based on LIBOR plus a margin, which ranges from 2.0% to 2.5%.  As of June 30, 2010, $20.0 million was available under the 2010 Credit Facility.

The Revolving Facility, the Letter of Credit Facility,  the multi-currency revolving credit facilities and the 2010 Credit Facility may be used for the issuance of letters of credit and bank guarantees.

The Revolving Facility, the Letter of Credit Facility, the two unsecured multi-currency revolving bank credit facilities and the 2010 Credit Facility contain subsidiary guarantees and various financial and other covenants.  The financial covenants, among other things, limit our total indebtedness, limit asset sales, limit the use of proceeds from asset sales and provide for minimum coverage of interest costs.  The credit agreements do not provide for the acceleration of payments should our credit rating be reduced.  If we were not to comply with certain terms of our various loan agreements, the repayment terms could be accelerated and the commitments could be withdrawn.  An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  We were in compliance with all of these financial covenants at June 30, 2010.

We have $43.2 million of bonds issued by the Peninsula Ports Authority of Virginia recorded as debt on our balance sheet.  Although we are not the primary obligor of the debt, we have guaranteed the debt and we believe that we will ultimately pay this obligation.  The guarantee originated as part of a former interest in Dominion Terminal Associates, a deep water coal terminal. We continue to pay interest on the debt.    The tax-exempt bonds bear a fixed interest rate of 6.0% and mature in 2033.  The bonds may mature prior to 2033 upon the occurrence of specified events such as the determination that the bonds are taxable or if we fail to abide by the terms of the guarantee.

Based on our current cash on hand, amounts available under our credit facilities and current projections of cash flows from operations, we believe that we will be able to meet our liquidity needs for more than the next 12 months.

Equity
At June 30, 2010, we had 100 million shares of common stock authorized and 47.8 million shares issued and outstanding.

On September 14, 2007, our board of directors authorized the purchase of up to $100 million of our outstanding common shares. The repurchase authorization does not have an expiration date.  Under the program, we used $60.2 million to purchase 1,044,300 shares of common stock through the end of 2008, at an average price of $57.58 per share.  In the first quarter of 2009, we used an additional $6.1 million to purchase 234,456 shares of common stock at an average price of $26.20 per share.  No shares were purchased in the remainder of 2009.  During the first half of 2010, we purchased 180,000 shares of our common stock for $3.5 million, an average price of $19.63 per share. As of June 30, 2010, we had $30.2 million under this program available to purchase shares. Through July 27, 2010, we purchased an additional 940,000 shares for $18.5 million at an average price of $19.65 per share, reducing the amount available for future repurchases under the program to $11.7 million.

U.S. Retirement Liabilities

Underfunded (Overfunded) Status of U.S. Retirement Plans
	Actual	Actual	Projected
(in millions)	2009	1st Half 2010	2nd Half 2010	2011	2012	2013	2014

U.S. pension plans
Beginning underfunded balance	$329.2	152.3	141.8	141.4	129.4	87.4	29.4
Net periodic pension credit (a)	(13.5)	(10.1)	(10.2)	(17.7)	(15.7)	(16.1)	(21.8)
Payment from Brink’s	(150.0)	-	-	-	(27.7)	(38.4)	(30.6)
Benefit plan experience (gain) loss	(9.2)	-	11.0	7.4	3.0	(1.1)	-
Other	(4.2)	(0.4)	(1.2)	(1.7)	(1.6)	(2.4)	(1.3)
Ending underfunded balance	$152.3	141.8	141.4	129.4	87.4	29.4	(24.3)

UMWA plans
Beginning balance	$207.5	157.5	158.2	159.3	160.7	162.6	165.0
Net periodic postretirement cost (a)	3.2	0.7	1.1	1.4	1.9	2.4	3.0
Payment from Brink’s	(0.5)	-	-	-	-	-	-
Benefit plan experience gain	(52.7)	-	-	-	-	-	-
Ending underfunded balance	$157.5	158.2	159.3	160.7	162.6	165.0	168.0

Black lung and other plans
Beginning balance	$48.6	47.1	64.9	61.3	56.2	51.3	46.6
Net periodic postretirement cost (a)	1.4	1.4	1.5	3.0	2.8	2.6	2.4
Payment from Brink’s	(7.6)	(2.9)	(5.1)	(8.1)	(7.7)	(7.3)	(7.0)
Benefit plan experience loss	4.5	-	-	-	-	-	-
Other	0.2	19.3	-	-	-	-	-
Ending unfunded balance	$47.1	64.9	61.3	56.2	51.3	46.6	42.0
(a) Excludes amounts reclassified from accumulated other comprehensive income.

U.S. Pension Plans
Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement.  On January 1, 2009, there were approximately 21,000 beneficiaries in the plans.  In 2009, Brink’s contributed $150 million to the plans, which helped reduce the underfunded status of U.S. plans to $152 million at the end of 2009.  Based on current assumptions Brink’s is not required to make additional payments until 2012 and the underfunded status is expected to decline from 2010 through 2013 and become fully funded under GAAP in 2014.

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

Approval rates used in the remeasurement of the black lung obligation were increased to reflect an estimate of the effect of the new legislation.  The discount rate used at remeasurement was 5.3% (compared to 5.4% at December 31, 2009) and the medical inflation rate was 5.0% (compared to 8.0% at December, 31, 2009).  All other assumptions remain the same as they were at December 31, 2009, which can be found in the company’s 2009 Annual Report on Form 10-K.  Approval rates are difficult to estimate since the effect of the change in the law has not yet been observed in practice.  The liability could change in the future if the approval rates used in the estimates of the liabilities are either too high or too low.  These estimated amounts will change in the future to reflect payments made, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the currently estimated amounts.

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

	Actual	Actual	Projected
(in millions)	2009	1st Half 2010	2nd Half 2010	FY 2010	2011	2012	2013	2014

U.S. pension plans	$(4.1)	(0.4)	(0.3)	(0.7)	5.9	11.7	14.0	3.1
UMWA plans	19.9	8.7	9.1	17.8	16.2	16.1	16.0	16.0
Black lung and other plans (a)	2.9	2.1	2.7	4.8	4.9	4.8	4.7	4.6
Total	$18.7	10.4	11.5	21.9	27.0	32.6	34.7	23.7

Amounts allocated to:
Segments (North America)	$(2.0)	(0.4)	(0.3)	(0.7)	1.7	4.0	4.9	0.7
Non-segment	20.7	10.8	11.8	22.6	25.3	28.6	29.8	23.0

Total	$18.7	10.4	11.5	21.9	27.0	32.6	34.7	23.7
(a)	Estimates provided previously in the 2009 Form 10-K were (in millions) $2.9 in 2010, $2.9 in 2011, $2.8 in 2012, $2.6 in 2013 and $2.5 in 2014.

Summary of Total Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants

This table summarizes actual and estimated payments
•	from Brink’s to U.S. retirement plans, and
•	from the plans to participants.

	Actual	Actual	Projected
(in millions)	2009	1st Half 2010	2nd Half 2010	FY 2010	2011	2012	2013	2014

Payments from Brink’s to U.S. Plans
U.S. pension plans	$150.0	-	-	-	-	27.7	38.4	30.6
UMWA plans	0.5	-	-	-	-	-	-	-
Black lung and other plans (a)	7.6	2.9	5.1	8.0	8.1	7.7	7.3	7.0
Total	$158.1	2.9	5.1	8.0	8.1	35.4	45.7	37.6
(a)	These plans are not funded by investments. Estimates provided previously in the 2009 Form 10-K were (in millions) $6.3 in 2010, $6.0 in 2011, $5.6 in 2012, $5.3 in 2013 and $4.9 in 2014.

Payments from U.S. Plans to participants
U.S. pension plans	$36.1	18.8	21.5	40.3	42.0	43.6	46.2	47.0
UMWA plans	36.4	18.8	17.6	36.4	37.2	37.6	38.0	37.6
Black lung and other plans	7.6	2.9	5.1	8.0	8.1	7.7	7.3	7.0
Total	$80.1	40.5	44.2	84.7	87.3	88.9	91.5	91.6

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of the most recent measurement date.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

Commitments and Contingent Matters

Operating leases
We have made residual value guarantees of approximately $44.4 million at June 30, 2010, related to operating leases, principally for trucks and other vehicles.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our operations have activities in more than 50 countries.  These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates.  In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program.  Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the six months ended June 30, 2010.

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information

This document contains both historical and forward-looking information.  Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, statements regarding the ability to obtain U.S. dollars in Venezuela and future Venezuela cash repatriations, future pension plan contributions, the outcome of pending litigation and the anticipated financial impact of the disposition of these matters, organic revenue growth and segment operating profit margin in 2010, projected non-segment expenses, the projected royalty income from Brink’s Home Security, projected general and administrative expenses, future interest expense, the anticipated annual effective tax rate for 2010 and our tax position and underlying assumptions, the availability of insurance for the BAX Global legal claim, capital expenditures and depreciation and amortization for 2010, future payment of bonds issued by the Peninsula Ports Authority of Virginia, the ability to meet our liquidity needs, projected retirement plan contributions and costs, and projected black lung liability and U.S. retirement liabilities.  Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which could cause actual results, performance or achievements to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond our control, include, but are not limited to the impact of the global economic slowdown on our business opportunities, the recent market volatility and its impact on the demand for our services, the implementation of investments in technology and value-added services and cost reduction efforts and their impact on revenue and profit growth, the ability to identify and execute further cost and operational improvements and efficiencies in our core businesses, the willingness of our customers to absorb fuel surcharges and other future price increases, the actions of competitors, our ability to identify acquisitions and other strategic opportunities and integrate them successfully, acquisitions and dispositions made in the future, regulatory and labor issues and higher security threats, the impact of turnaround actions responding to current conditions in Europe, the return to profitability of operations in jurisdictions where we have recorded valuation adjustments, the stability of the Venezuelan economy and changes in Venezuelan policy regarding exchange rates, fluctuations in value of the Venezuelan bolivar fuerte, the impact of the designation of Venezuela as “highly inflationary” for accounting purposes as of January 1, 2010, the impact of the new currency conversion process in Venezuela, variations in costs or expenses and performance delays of any public or private sector supplier, service provider or customer, our ability to obtain appropriate insurance coverage, positions taken by insurers with respect to claims made and the financial condition of insurers, safety and security performance, our loss experience, changes in insurance costs, the outcome of pending and future claims and litigation, risks customarily associated with operating in foreign countries including changing labor and economic conditions, currency devaluations, safety and security issues, political instability, restrictions on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive government actions, costs associated with the purchase and implementation of cash processing and security equipment, the impact of the Patient Protection and Affordable Care Act on our tax position, black lung liability and operations, changes in the scope or method of remediation or monitoring of our former coal operations, the timing of the pass-through of certain costs to third parties and the timing of approvals by governmental authorities relating to the disposal of the coal assets, changes to estimated liabilities and assets in actuarial assumptions due to payments made, investment returns, annual actuarial revaluations, and periodic revaluations of reclamation liabilities, the funding requirements, accounting treatment, investment performance and costs and expenses of our pension plans, the VEBA and other employee benefits, whether the Company’s assets or the VEBA’s assets are used to pay benefits, black lung claims incidence, the number of dependents of mine workers for whom benefits are provided, mandatory or voluntary pension plan contributions, the nature of our hedging relationships, the strength of the U.S. dollar relative to foreign currencies and foreign currency exchange rates, changes in estimates and assumptions underlying our critical accounting policies, access to the capital and credit markets, seasonality, pricing and other competitive industry factors, and fuel prices.  Additional factors that could cause our results to differ materially from those described in the forward-looking statements can be found under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2009 and in our other public filings with the Securities and Exchange Commission.  The information included in this document is representative only as of the date of this document, and The Brink’s Company undertakes no obligation to update any information contained in this document.

Part II - Other Information

Item 1A.  Risk Factors.

We are exposed to risk in the operation of our businesses, including, but not limited to, those referenced in Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2009, and under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.  We do not believe there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, except as follows:

Earnings of our Venezuelan operations may not be repatriated for the foreseeable future, which will restrict our ability to use these earnings and cash flows for general corporate purposes such as reducing our U.S. revolving credit facility.

Under a new law in Venezuela, exchanging local currency for U.S. dollars requires the approval of the government’s central bank.  Approved transactions may not exceed $350,000 per legal entity per month.  Despite the new law, we believe that we will be able to obtain sufficient U.S. dollars to purchase imported supplies and fixed assets to operate our business in Venezuela.  We believe the new law will limit the repatriation of cash from Venezuela for the foreseeable future.  At June 30, 2010, our Venezuelan subsidiaries held $5.4 million of cash denominated in U.S. dollars and $8.8 million of cash denominated in bolivar fuertes.  On an equity-method basis, we had investments in our Venezuelan operations of $43.7 million at June 30, 2010.  The amount represents retained earnings net of currency translation adjustments of the business.  The new law will reduce the amount of cash in the future that could be used for general corporate purposes, including reducing our U.S. revolving credit facility.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about common stock repurchases by the Company during the quarter ended June 30, 2010.

(d) Maximum Number
			(c) Total Number	(or Approximate
			of Shares Purchased	Dollar Value) of
	(a) Total Number		as Part of Publicly	Shares that May Yet
	of Shares	(b) Average Price	Announced Plans	be Purchased Under
Period	Purchased (1)	Paid per Share	or Programs	the Plans or Programs
April 1 through
April 30, 2010	-	$-	-	$-
May 1 through
May 31, 2010	-	-	-	-
June 1 through
June 30, 2010	180,000	19.63	180,000	30,197,656
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

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2010, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Consolidated Balance Sheets at June 30, 2010, and December 31, 2009, (ii)  the Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009, (iii) the Consolidated Statement of Shareholders' Equity for the six months ended June 30, 2010, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

August 2, 2010	By: /s/ Joseph W. Dziedzic
Joseph W. Dziedzic
(Vice President and
Chief Financial Officer)
(principal financial officer)