Form 10-Q
period 2010-09-30
BRINKS CO
filed 2010-10-29
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes  ☐  No  ☒

As of October 26, 2010, 46,396,505 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements

THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(In millions)	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$148.5	143.0
Accounts receivable, net	458.5	427.6
Prepaid expenses and other	137.4	81.0
Deferred income taxes	35.4	38.5
Total current assets	779.8	690.1

Property and equipment, net	583.5	549.5
Goodwill	232.1	213.7
Deferred income taxes	242.4	254.1
Other	174.2	172.4

Total assets	$2,012.0	1,879.8

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$18.3	7.2
Current maturities of long-term debt	14.7	16.1
Accounts payable	108.1	127.2
Accrued liabilities	438.9	369.8
Total current liabilities	580.0	520.3

Long-term debt	250.9	172.3
Accrued pension costs	172.5	192.1
Retirement benefits other than pensions	216.4	198.3
Deferred income taxes	25.1	30.5
Other	160.1	170.5
Total liabilities	1,405.0	1,284.0

Commitments and contingent liabilities (notes 4, 5 and 12)

Equity:
The Brink’s Company (“Brink’s”) shareholders’ equity:
Common stock	46.4	47.9
Capital in excess of par value	540.7	550.2
Retained earnings	522.4	514.8
Accumulated other comprehensive loss	(568.2)	(578.0)
Total Brink’s shareholders’ equity	541.3	534.9

Noncontrolling interests	65.7	60.9

Total equity	607.0	595.8

Total liabilities and equity	$2,012.0	1,879.8

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Income
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions, except per share amounts)	2010	2009	2010	2009

Revenues	$776.1	801.8	2,240.9	2,286.2

Costs and expenses:
Cost of revenues	626.5	647.5	1,840.2	1,859.1
Selling, general and administrative expenses	107.6	107.6	310.2	314.5
Total costs and expenses	734.1	755.1	2,150.4	2,173.6
Other operating income (expense)	2.1	14.2	8.9	16.7

Operating profit	44.1	60.9	99.4	129.3

Interest expense	(4.2)	(2.8)	(9.0)	(8.3)
Interest and other income	0.6	1.2	2.7	7.2
Income from continuing operations before tax	40.5	59.3	93.1	128.2
Provision for income taxes	15.5	20.6	46.1	37.7

Income from continuing operations	25.0	38.7	47.0	90.5

Income (loss) from discontinued operations	2.2	1.0	(0.4)	6.1

Net income	27.2	39.7	46.6	96.6
Less net income attributable to noncontrolling interests	(3.3)	(5.3)	(9.4)	(18.9)

Net income attributable to Brink’s	$23.9	34.4	37.2	77.7

Amounts attributable to Brink’s:
Income from continuing operations	$21.7	33.4	37.6	71.6
Income (loss) from discontinued operations	2.2	1.0	(0.4)	6.1

Net income attributable to Brink’s	$23.9	34.4	37.2	77.7

Earnings per share attributable to Brink’s common shareholders:
Basic:
Continuing operations	$0.45	0.70	0.78	1.53
Discontinued operations	0.05	0.02	(0.01)	0.13
Net income	0.50	0.72	0.77	1.66

Diluted:
Continuing operations	$0.45	0.70	0.77	1.52
Discontinued operations	0.05	0.02	(0.01)	0.13
Net income	0.50	0.72	0.76	1.65

Weighted-average shares
Basic	47.8	47.6	48.4	46.8
Diluted	47.9	47.9	48.7	47.0

Cash dividends paid per common share	$0.10	0.10	0.30	0.30

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statement of Shareholders’ Equity

Nine months ended September 30, 2010
(Unaudited)

	Attributable to Brink’s
			Capital		Accumulated	Attributable
			in Excess		Other	to
		Common	of Par	Retained	Comprehensive	Noncontrolling
(In millions)	Shares	Stock	Value	Earnings	Loss	Interests	Total

Balance as of December 31, 2009	47.9	$47.9	550.2	514.8	(578.0)	60.9	595.8

Net income	-	-	-	37.2	-	9.4	46.6
Other comprehensive income (loss)	-	-	-	-	9.8	4.4	14.2
Share repurchases	(1.7)	(1.7)	(19.5)	(12.5)	-	-	(33.7)
Dividends:
Brink’s common shareholders
($0.30 per share)	-	-	-	(14.3)	-	-	(14.3)
Noncontrolling interests	-	-	-	-	-	(11.9)	(11.9)
Share-based compensation:
Stock options and awards:
Compensation expense	-	-	5.1	-	-	-	5.1
Consideration received from
exercise of stock options	0.4	0.4	5.9	-	-	-	6.3
Excess tax benefits of stock
compensation	-	-	0.7	-	-	-	0.7
Other share-based benefit programs	(0.2)	(0.2)	(1.7)	(2.8)	-	-	(4.7)
Acquisition of new subsidiaries	-	-	-	-	-	2.9	2.9

Balance as of September 30, 2010	46.4	$46.4	540.7	522.4	(568.2)	65.7	607.0

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months
	Ended September 30,
(In millions)	2010	2009

Cash flows from operating activities:
Net income	$46.6	96.6
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	0.4	(6.1)
Depreciation and amortization	100.0	97.2
Stock compensation expense	5.1	5.5
Deferred income taxes	8.8	29.2
Retirement benefit funding (more) less than expense:
Pension	(4.0)	(93.7)
Other than pension	11.9	9.4
Gains:
Sales of property and other assets	(1.2)	(8.3)
Acquisitions of controlling interest of equity-method investments	-	(14.9)
Impairment losses	0.5	2.3
Other operating	7.7	2.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(29.2)	8.1
Accounts payable, income taxes payable and accrued liabilities	38.1	9.1
Prepaid and other current assets	(34.6)	(33.5)
Other	2.3	3.8
Discontinued operations	(9.9)	23.5
Net cash provided by operating activities	142.5	130.3

Cash flows from investing activities:
Capital expenditures	(102.5)	(112.5)
Acquisitions	(13.9)	(74.6)
Marketable securities:
Purchases	(2.6)	(10.6)
Sales	1.0	4.4
Short-term investments	(10.2)	-
Other	(2.9)	7.8
Net cash used by investing activities	(131.1)	(185.5)

Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term debt	9.6	(0.3)
Long-term revolving credit facilities	56.1	69.4
Other long-term debt:
Borrowings	3.6	-
Repayments	(14.9)	(8.7)
Cash proceeds from sale-leaseback transactions	1.2	-
Debt financing costs	(2.4)	-
Repurchase shares of common stock of Brink’s	(33.7)	(6.9)
Dividends to:
Shareholders of Brink’s	(14.3)	(13.7)
Noncontrolling interests in subsidiaries	(11.9)	(10.3)
Proceeds from exercise of stock options	1.1	1.3
Excess tax benefits associated with stock compensation	0.5	0.3
Minimum tax withholdings associated with stock compensation	(1.8)	(0.4)
Net cash provided (used) by financing activities	(6.9)	30.7

Effect of exchange rate changes on cash	1.0	8.1

Cash and cash equivalents:
Increase (decrease)	5.5	(16.4)
Balance at beginning of period	143.0	250.9
Balance at end of period	$148.5	234.5

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

Venezuela
Our Venezuelan operations accounted for $128 million or 6% of total Brink’s revenues in the nine months ended September 30, 2010.  Our operating margins in Venezuela have varied depending on the mix of business during any quarter and have been up to three times our overall international segment operating margin rate.  The economy in Venezuela has had significant inflation in the last several years. In December 2009, the three-year cumulative inflation rate exceeded 100%.  As a result, beginning January 1, 2010, we designated Venezuela’s economy as highly inflationary for accounting purposes, and we consolidated our Venezuelan results using our accounting policy for subsidiaries operating in highly inflationary economies.

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

Effective June 9, 2010, the Venezuelan government replaced a previously legal market-based method of converting bolivar fuertes to U.S. dollars (the “parallel” rate) with a new exchange process that requires each transaction be approved by the government’s central bank (the “SITME” rate).  On a daily basis, the central bank publishes ranges of prices at which it may approve transactions to purchase dollar-denominated bonds, resulting in an exchange rate range of 4.3 to 5.3 bolivar fuertes to the U.S. dollar. To date, approved transactions have been at the upper end of the range.  To the extent we need to obtain U.S. dollars, we currently expect our bolivar fuerte-denominated net monetary assets to be settled at a rate of 5.3 bolivar fuertes to the U.S. dollar.  We have used this rate to remeasure our local currency-denominated monetary assets and liabilities into U.S. dollars at September 30, 2010, resulting in bolivar fuerte-denominated net monetary assets at September 30, 2010, of $24.6 million.  The rate we used to remeasure bolivar fuerte-denominated net monetary assets did not change in the third quarter of 2010, therefore, no currency remeasurement gains or losses were recognized.  For the nine months ended September 30, 2010, we recognized a $3.2 million net remeasurement loss.

Under the new law, approved transactions may not exceed $350,000 per legal entity per month.  Despite the new law, we believe that we will be able to obtain sufficient U.S. dollars to purchase imported supplies and fixed assets to operate our business in Venezuela.  We believe the new law will limit the repatriation of cash invested in Venezuela for the foreseeable future.  At September 30, 2010, our Venezuelan subsidiaries held $6.0 million of cash and short-term investments denominated in U.S. dollars and $15.0 million of cash denominated in bolivar fuertes.  On an equity-method basis, we had investments in our Venezuelan operations of $46.3 million at September 30, 2010.  The amount represents retained earnings net of currency translation adjustments of the business.

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

The primary services of the reportable segments include:
•	Cash-in-transit (“CIT”) armored car transportation
•	Automated teller machine (“ATM”) replenishment and servicing
•	Global Services – arranging secure long-distance transportation of valuables
•	Cash Logistics – supply chain management of cash; from point-of-sale through transport, vaulting and bank deposit
•	Payment Services – consumers pay utility and other bills at payment locations
•	Guarding services, including airport security

Brink’s operates in more than 50 countries.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2010	2009	2010	2009

Revenues:
International	$547.4	579.2	1,556.1	1,620.8
North America	228.7	222.6	684.8	665.4
Revenues	$776.1	801.8	2,240.9	2,286.2

Operating profit:
International	$52.6	51.3	110.9	105.1
North America	5.4	10.4	26.1	37.9
Segment operating profit	58.0	61.7	137.0	143.0
Non-segment	(13.9)	(0.8)	(37.6)	(13.7)
Operating profit	$44.1	60.9	99.4	129.3

Note 3 – Shares used to calculate earnings per share

Shares used to calculate earnings per share were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2010	2009	2010	2009

Weighted-average shares:
Basic (a)	47.8	47.6	48.4	46.8
Effect of dilutive stock awards	0.1	0.3	0.3	0.2
Diluted	47.9	47.9	48.7	47.0

Antidilutive stock options and awards excluded from denominator	2.7	2.4	2.6	2.4
(a)
We have deferred compensation plans for directors and certain of our employees.  Amounts owed to participants are denominated in common stock units.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average units credited to employees and directors under the deferred compensation plans.  Accordingly, included in basic shares are weighted-average units of 1.0 million in the three months and 0.9 million in the nine months ended September 30, 2010, as well as 0.9 million in the three months and 0.8 million in nine months ended September 30, 2009.

Note 4 – Retirement benefits

Pension plans
We have various defined-benefit pension plans covering eligible current and former employees.  Benefits under most plans are based on salary and years of service.

The components of net periodic pension cost (credit) for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2010	2009	2010	2009	2010	2009

Three months ended September 30,

Service cost	$-	-	1.5	1.5	1.5	1.5
Interest cost on projected benefit obligation	11.6	12.2	3.2	3.2	14.8	15.4
Return on assets – expected	(16.7)	(16.3)	(2.6)	(2.3)	(19.3)	(18.6)
Amortization of losses	4.9	2.0	0.8	0.9	5.7	2.9
Net periodic pension cost (credit)	$(0.2)	(2.1)	2.9	3.3	2.7	1.2

Nine months ended September 30,

Service cost	$-	-	4.6	4.4	4.6	4.4
Interest cost on projected benefit obligation	34.9	35.5	9.8	9.0	44.7	44.5
Return on assets – expected	(50.1)	(44.8)	(7.9)	(6.6)	(58.0)	(51.4)
Amortization of losses	14.6	7.0	2.5	2.6	17.1	9.6
Settlement loss	-	0.3	-	-	-	0.3
Net periodic pension cost (credit)	$(0.6)	(2.0)	9.0	9.4	8.4	7.4

Based on December 31, 2009, data, assumptions and funding regulations, we are not required to make a contribution to our primary U.S. plan during 2010.

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

The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

	UMWA plans		Black lung and other plans		Total
(In millions)	2010	2009	2010	2009	2010	2009

Three months ended September 30,

Interest cost on accumulated postretirement
benefit obligations	$6.8	6.2	0.8	0.7	7.6	6.9
Return on assets – expected	(6.3)	(5.6)	-	-	(6.3)	(5.6)
Amortization of losses (gains)	4.1	3.9	0.6	(0.1)	4.7	3.8
Net periodic postretirement cost	$4.6	4.5	1.4	0.6	6.0	5.1

Nine months ended September 30,

Interest cost on accumulated postretirement
benefit obligations	$20.2	19.6	2.2	2.1	22.4	21.7
Return on assets – expected	(19.0)	(16.9)	-	-	(19.0)	(16.9)
Amortization of losses (gains)	12.1	12.8	1.3	(0.1)	13.4	12.7
Net periodic postretirement cost	$13.3	15.5	3.5	2.0	16.8	17.5

Note 5 – Income taxes

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Continuing operations
Provision for income taxes (in millions)	$15.5	20.6	46.1	37.7
Effective tax rate	38.3%	34.7%	49.5%	29.4%

2010 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first nine months of 2010 was higher than the 35% U.S. statutory tax rate largely due to a $13.9 million reduction in deferred tax assets as a result of recently enacted U.S. healthcare legislation, and $6.2 million in higher taxes related to non-U.S. tax jurisdictions, partially offset by a $7.9 million non-cash income tax benefit related to a tax settlement. The non-U.S. taxes were higher than 35% primarily due to the designation of Venezuela as highly inflationary for accounting purposes, the geographical mix of earnings, and the characterization of a French business tax as an income tax based upon legislative changes effective January 1, 2010.

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

Note 6 – Share-based compensation plans

The fair value of options granted during the 2010 and 2009 periods was calculated using the Black Scholes option-pricing model and the following estimated weighted-average assumptions:

	Three and Nine Months
	Ended September 30,
Options Granted	2010	2009

Number of shares underlying options, in thousands	367	289
Weighted-average exercise price per share	$19.05	27.59

Assumptions used to estimate fair value:
Expected dividend yield:
Weighted-average	2.1%	1.4%
Range	2.1%	1.4%
Expected volatility:
Weighted-average	36%	36%
Range	35% - 39%	35% - 39%
Risk-free interest rate:
Weighted-average	1.4%	1.8%
Range	0.6% - 1.9%	0.9% - 2.4%
Expected term in years:
Weighted-average	3.8	3.8
Range	1.9 – 5.3	1.9 – 5.3

Weighted-average fair value estimates at grant date:
In millions	$1.7	2.1
Per share	$4.65	7.24

Nonvested Share Activity
	Number of Shares			Weighted-Average
	2005	Directors’		Grant-Date
(in thousands of shares, except per share amounts)	Plan	Plan	Total	Fair Value (a)

Balance as of December 31, 2009	214.2	22.7	236.9	$28.45
Granted	144.4	29.1	173.5	18.42
Cancelled awards	(3.5)	-	(3.5)	23.11
Vested	(76.7)	(22.7)	(99.4)	29.12
Balance as of September 30, 2010	278.4	29.1	307.5	$22.63
(a)
Fair value is measured at the date of grant based on the average of the high and low per share quoted sales price of Brink’s common stock, adjusted for a discount on units that do not receive or accrue dividends.

Note 7 – Common stock

In September, 2007, our board of directors authorized the purchase of up to $100 million of our outstanding common shares. We purchased $100 million of shares of our common stock as follows:
•	We used $60.2 million to purchase 1,044,300 shares of common stock through the end of 2008 at an average price of $57.58 per share.
•	In the first quarter of 2009, we used $6.1 million to purchase 234,456 shares of common stock at an average price of $26.20 per share. No shares were purchased in the remainder of 2009.
•	During the first nine months of 2010, we purchased 1,682,845 shares of our common stock for $33.7 million at an average price of $20.03 per share.

Note 8 – Acquisitions

Acquisition in France
On March 1, 2010, we acquired Est Valeurs S.A., a provider of CIT and cash services in Eastern France. Est Valeurs employs approximately 100 people and had 2009 revenue of $13 million.

Acquisition in Russia
On April 22, 2010, we acquired a majority stake in a Russian cash processing business that complements the company’s acquisition of a CIT business in Russia in the first quarter of 2009.  With principal operations in Moscow and approximately 500 employees in Russia at the time of acquisition, we offer a full range of CIT, ATM, money processing and Global Services operations for domestic and international markets.

Note 9 – Supplemental cash flow information

	Nine Months
	Ended September 30,
(In millions)	2010	2009

Cash paid for:
Interest	$7.7	6.9
Income taxes	48.7	15.7	(a)
(a) Payments in 2009 are net of $43 million of U.S. federal income tax refunds.

We entered into 20.4 million of new capital lease arrangements in the first nine months of 2010 ($12.0 million in the first nine months of 2009).  The new capital lease agreements relate to acquisitions of armored vehicles and CompuSafe® equipment in North America.

Note 10 – Comprehensive income

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2010	2009	2010	2009

Amounts attributable to Brink’s:
Net income	$23.9	34.4	37.2	77.7
Benefit plan experience gain	6.0	54.4	18.9	63.2
Benefit plan prior service cost (a)	0.6	0.3	(11.5)	2.2
Foreign currency translation adjustments	43.0	28.6	0.1	48.5
Marketable securities	2.0	0.4	2.3	1.3
Other comprehensive income	51.6	83.7	9.8	115.2
Comprehensive income attributable to Brink’s	75.5	118.1	47.0	192.9

Amounts attributable to noncontrolling interests:
Net income	3.3	5.3	9.4	18.9
Foreign currency translation adjustments	2.6	1.4	3.9	1.9
Marketable securities	-	(0.2)	0.5	(0.2)
Other comprehensive income	2.6	1.2	4.4	1.7
Comprehensive income attributable to noncontrolling interests	5.9	6.5	13.8	20.6

Comprehensive income	$81.4	124.6	60.8	213.5
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

	September 30,	December 31,
(In millions)	2010	2009

Cost
Mutual funds	$16.7	15.0
Non-U.S. debt securities	3.7	3.7
Equity securities	0.2	0.2
Total	$20.6	18.9

Gross Unrealized Gains
Mutual funds	$3.1	2.6
Non-U.S. debt securities	-	-
Equity securities	3.6	1.8
Total	$6.7	4.4

Gross Unrealized Losses
Mutual funds	$-	-
Non-U.S. debt securities	-	(0.6)
Equity securities	-	-
Total	$-	(0.6)

Fair Value
Mutual funds	$19.8	17.6
Non-U.S. debt securities	3.7	3.1
Equity securities	3.8	2.0
Total	$27.3	22.7

Fixed-Rate Debt
Fair value estimates of our obligation related to the fixed-rate Dominion Terminal Associates (“DTA”) bonds are based on quoted prices. The fair value (Level 1 valuation) and carrying value of our DTA bonds are as follows:

	September 30,	December 31,
(In millions)	2010	2009

DTA bonds
Carrying value	$43.2	43.2
Fair value	45.6	42.7

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

Note 12 – Commitments and contingent matters

Operating leases
We have made residual value guarantees of approximately $41.9 million at September 30, 2010, related to operating leases, principally for trucks and other vehicles.

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

RESULTS OF OPERATIONS

Consolidated Review

Non-GAAP Financial Measures
We provide an analysis of our operations below on both a GAAP and Non-GAAP basis.  The 2010 and 2009 non-GAAP amounts are adjusted to exclude certain income and expense items.  The supplemental disclosures are intended to provide information to assist comparability and estimates of future performance.  The adjustments are described in detail and are reconciled to our GAAP results on pages 30 – 34.
	Third Quarter		%	Nine Months		%
(In millions, except per share amounts)	2010	2009	Change	2010	2009	Change

GAAP
Revenues	$776	802	(3)	$2,241	2,286	(2)
Segment operating profit (a)	58	62	(6)	137	143	(4)
Non-segment expense	(14)	(1)	unfav	(38)	(14)	unfav
Operating profit	44	61	(28)	99	129	(23)
Income from continuing operations (b)	22	33	(35)	38	72	(47)
Diluted EPS from continuing operations (b)	0.45	0.70	(36)	0.77	1.52	(49)

Non-GAAP
Revenues	$776	738	5	$2,241	2,109	6
Segment operating profit (a)	58	54	8	140	123	14
Non-segment expense	(15)	(17)	(8)	(43)	(42)	1
Operating profit	43	37	15	98	81	21
Income from continuing operations (b)	21	20	9	47	38	23
Diluted EPS from continuing operations (b)	0.44	0.41	7	0.95	0.81	17

(a)
Segment operating profit is a non-GAAP measure when presented in any context other than prescribed by Accounting Standards Codification Topic 280, Segment Reporting.  The tables on pages 18 and 21 reconcile the measurement to operating profit, a GAAP measure.  Disclosure of total segment operating profit enables investors to assess the total operating performance of Brink’s excluding non-segment income and expense.  Forward-looking estimates related to total segment operating profit and non-segment income (expense) for 2010 are provided on page 29.

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

Overview

GAAP
Third Quarter
Revenues in the quarter declined 3% from the prior year.  The decrease was mainly due to an unfavorable currency impact, related primarily to the reporting of 2010 results from Venezuela at a less favorable exchange rate, which more than offset organic revenue growth of 9%.  Operating profit declined during the third quarter of 2010 compared to the same period of 2009 reflecting an increase in non-segment expenses and profit declines in North America, which more than offset higher International segment profits.

Income from continuing operations attributable to Brink’s and earnings per share in the third quarter of 2010 were lower than 2009.  In addition to the above described factors affecting operating profit, income from continuing operations attributable to Brink’s and earnings per share also declined due to a higher effective tax rate and higher interest costs, partially offset by less net income attributable to noncontrolling interests driven by reporting 2010 results from Venezuela at a less favorable exchange rate.

Nine Months
Revenues and operating profit were down in the first nine months compared to the prior year.  The decrease was mainly due to an unfavorable currency impact, related primarily to the reporting of 2010 results from Venezuela at a less favorable exchange rate. The negative currency impact was partially offset by organic revenue and profit growth in Latin America.

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

Non-GAAP

Non-GAAP results include the following adjustments:
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

GAAP EPS	$0.45	0.70	0.77	1.52
Adjust quarterly tax rate to full-year average rate	0.01	0.08	0.20	0.03
Exclude impact of net monetary asset remeasurements in Venezuela	-	-	0.04	-
Exclude royalties from former home security unit	(0.01)	(0.02)	(0.06)	(0.07)
Report 2009 Venezuela results at a less favorable exchange rate	-	(0.06)	-	(0.25)
Exclude non-segment gains on asset sales and acquisitions	-	(0.29)	-	(0.43)
Non-GAAP EPS	$0.44	0.41	0.95	0.81
Amounts may not foot due to rounding.  Non-GAAP results for 2010 and 2009 are reconciled to the applicable GAAP results on pages 30– 34.

Third Quarter
Revenues increased by 5% due to organic growth in both segments.  Operating profit increased in Latin America and Asia Pacific, which more than offset the decline in North America and EMEA.  Third-quarter results were also helped by lower non-segment expenses.

Nine Months
Revenues increased by 6% due mainly to organic improvement and favorable currency impact in Latin America. The operating profit increase in the International segment more than offset the decline in North America.  Year to date results were also affected by price and volume pressure across most of our global markets.

Segment Operating Results
Third Quarter
GAAP
		Organic	Acquisitions/ /	Currency		% Change
(In millions)	3Q ‘09	Change	Dispositions	(b)	3Q ‘10	Total	Organic
Revenues:
EMEA	$324	12	(10)	(27)	300	(8)	4
Latin America	235	48	-	(67)	216	(8)	20
Asia Pacific	20	6	6	1	32	61	29
International	579	65	(4)	(93)	547	(5)	11
North America	223	4	-	2	229	3	2
Total	$802	69	(4)	(90)	776	(3)	9
Operating profit:
International	$51	18	-	(17)	53	3	35
North America	10	(5)	-	-	5	(48)	(50)
Segment operating profit	62	13	-	(17)	58	(6)	20
Non-segment (a)	(1)	(13)	-	-	(14)	unfav	unfav
Total	$61	(1)	-	(17)	44	(28)	(1)
Segment operating margin:
International	8.9%				9.6%
North America	4.7%				2.4%
Segment operating margin	7.7%				7.5%

Non-GAAP (c)
		Organic	Acquisitions/ /	Currency		% Change
(In millions)	3Q ‘09	Change	Dispositions	(b)	3Q ‘10	Total	Organic
Revenues:
EMEA	$324	12	(10)	(27)	300	(8)	4
Latin America	171	26	-	18	216	26	15
Asia Pacific	20	6	6	1	32	61	29
International	516	44	(4)	(8)	547	6	9
North America	223	4	-	2	229	3	2
Total	$738	48	(4)	(5)	776	5	6
Operating profit:
International	$44	7	-	2	53	21	16
North America	10	(5)	-	-	5	(48)	(50)
Segment operating profit	54	2	-	2	58	8	3
Non-segment (a)	(17)	1	-	-	(15)	(8)	(8)
Total	$37	3	-	2	43	15	8
Segment operating margin:
International	8.4%				9.6%
North America	4.7%				2.4%
Segment operating margin	7.3%				7.5%
Amounts may not add due to rounding.
(a)	Includes income and expense not allocated to segments.
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

(c)	Non-GAAP financial information is contained on pages 30 – 34, including reconciliation to amounts reported under GAAP.

Segment Review
Third Quarter

Consolidated Segment Review

GAAP
Revenue declined 3% to $776 million due primarily to unfavorable currency exchange rates in Latin America and Europe, which more than offset organic revenue growth of 9%.  Segment operating profit decreased 6% or $4 million due primarily to declines in North America and EMEA, which more than offset increased profits in Latin America and Asia Pacific.

Non-GAAP
Revenue improved by 5% to $776 million due primarily to growth on an organic basis in both segments.  Segment operating profit increased 8% or $4 million due mainly to a $9 million profit increase in the International segment, driven mainly by $7 million in organic growth, partially offset by a $5 million organic decline in North America.

International Segment Review

Overview
GAAP
Revenues in the third quarter of 2010 for our international segment were 5% lower ($32 million) than the same period of 2009 as:
•	revenues in EMEA were 8% lower ($24 million),
•	revenues in Latin America were 8% lower ($19 million), and
•	revenues in Asia Pacific were 61% higher ($12 million).

Operating profit in our international segment was $2 million higher as improved profits in Latin America and Asia Pacific more than offset a decline in EMEA.

Non-GAAP
Revenues in the third quarter of 2010 for our international segment were 6% higher ($31 million) than the same period of 2009 as:
•	revenues in EMEA were 8% lower ($24 million),
•	revenues in Latin America were 26% higher ($45 million), and
•	revenues in Asia Pacific were 61% higher ($12 million).

Operating profit in our international segment was $9 million higher as improved profits in Latin America and Asia Pacific more than offset a decline in EMEA.

EMEA
EMEA revenues were down 8% ($24 million) during the quarter compared to the 2009 quarter.
The primary factors that decreased revenues during the period included:
•	an unfavorable currency impact ($27 million), and
•	a decline in France due to exit of certain guarding operations in 2009 ($13 million).

These factors were partially offset by organic revenue growth of $12 million.

Stagnant economies continue to drive price and volume pressure throughout the region.

 EMEA operating profit was down $3 million due primarily to:
•	unfavorable currency impact of $1 million,
•	higher costs to support growth in emerging markets, and
•	lower volumes in the Netherlands and Belgium.

These factors were partially offset by improvement in guarding in Germany and Global Services.

Our Belgian operations have an employee labor situation that has impeded our ability to compete, and we need to bring our labor arrangements in line with the rest of the Belgian market.  We are actively engaged with the labor union in trying to resolve this issue so that we may continue to invest in the growth of our operations in Belgium.

Latin America
GAAP
Revenue in Latin America decreased 8% ($19 million), which reflects an unfavorable currency impact of $67 million, partially offset by organic growth of 20% ($48 million) due to inflation-based price increases.  Reporting 2010 Venezuela revenue at a weaker exchange rate had a negative currency impact of $76 million.

Latin America operating profit increased 2% due primarily to organic growth in Venezuela, Brazil and Colombia.

Non-GAAP
Revenue in Latin America increased 26% ($45 million) due to a favorable currency impact ($18 million) primarily in Venezuela, Brazil and Colombia, and inflation-based price increases.  The inflation-based price increases were also the primary reason for the organic revenue increase of 15%.

Operating profit increased 42% due to favorable currency changes and higher prices in Venezuela, as well as favorable currency changes, higher prices and volume growth in Brazil and Colombia.  Organic operating profit improved 26% due to growth in Venezuela, Brazil and Colombia.

Asia Pacific
Revenue in Asia Pacific increased 61% ($12 million) due mainly to organic growth from increased Global Services as well as third-quarter 2009 acquisitions in India ($4 million) and China ($2 million).

Operating profit increased $2 million, primarily due to improved results in India and higher Global Services volumes.

North American Segment Review

Revenues in North America increased 3% ($6 million) on favorable currency rates and growth in Canada.  Revenue increased 2% on an organic basis due to improvement in Canada.

Operating profit declined $5 million or 48% mainly due to:
•	lower U.S. CIT volumes, and
•	continued pricing pressure.

Outlook for full-year 2010
We expect full-year 2010 organic revenue growth to be in the low-to-mid single-digit percentage range from our $2.9 billion 2009 non-GAAP revenue, and the segment operating profit margin to be between 6.5% and 7.0%.  See page 29 for a summary of our 2010 Outlook.

Nine Months
GAAP
		Organic	Acquisitions/ /	Currency		% Change
(In millions)	YTD ‘09	Change	Dispositions	(b)	YTD ‘10	Total	Organic
Revenues:
EMEA	$923	18	(32)	(24)	885	(4)	2
Latin America	644	119	-	(179)	584	(9)	18
Asia Pacific	53	6	25	4	88	64	11
International	1,621	142	(8)	(199)	1,556	(4)	9
North America	665	4	-	15	685	3	1
Total	$2,286	146	(8)	(184)	2,241	(2)	6
Operating profit:
International	$105	53	2	(49)	111	6	50
North America	38	(13)	-	1	26	(31)	(33)
Segment operating profit	143	40	2	(48)	137	(4)	28
Non-segment (a)	(14)	(24)	-	-	(38)	unfav	unfav
Total	$129	16	2	(48)	99	(23)	13
Segment operating margin:
International	6.5%				7.1%
North America	5.7%				3.8%
Segment operating margin	6.3%				6.1%

Non-GAAP (c)
		Organic	Acquisitions/ /	Currency		% Change
(In millions)	YTD ‘09	Change	Dispositions	(b)	YTD ‘10	Total	Organic
Revenues:
EMEA	$923	18	(32)	(24)	885	(4)	2
Latin America	467	65	-	52	584	25	14
Asia Pacific	53	6	25	4	88	64	11
International	1,444	88	(8)	32	1,556	8	6
North America	665	4	-	15	685	3	1
Total	$2,109	92	(8)	47	2,241	6	4
Operating profit:
International	$85	23	2	5	114	35	27
North America	38	(13)	-	1	26	(31)	(33)
Segment operating profit	123	10	2	6	140	14	8
Non-segment (a)	(42)	(1)	-	-	(43)	1	1
Total	$81	10	2	6	98	21	12
Segment operating margin:
International	5.9%				7.3%
North America	5.7%				3.8%
Segment operating margin	5.8%				6.3%
Amounts may not add due to rounding.
(a)	Includes income and expense not allocated to segments.
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

(c)	Non-GAAP financial information is contained on pages 30 – 34, including reconciliation to amounts reported under GAAP.

Segment Review
Nine Months

Consolidated Segment Review
GAAP
Revenue declined 2% to $2,241 million due primarily to unfavorable currency exchange rates in Latin America, which more than offset organic revenue growth of 6%.  Segment operating profit declined $6 million due primarily to an unfavorable currency impact of $48 million, partially offset by organic growth in Latin America.

Organic operating profit improvement in our International segment more than offset a decline in North America.

Non-GAAP
Revenue improved by 6% to $2,241 million due primarily to growth on an organic basis in the International segment.  Segment operating profit increased 14% or $17 million due to a $29 million profit increase in the International segment partially offset by a $12 million profit decrease in North America.

International Segment Review

Overview
GAAP
Revenues in the first nine months of 2010 for our international segment were 4% lower ($65 million) than the same period of 2009 as:
•	revenues in EMEA were 4% lower ($38 million), and
•	revenues in Latin America were 9% lower ($60 million).

These factors were partially offset by 64% higher ($35 million) revenues in Asia Pacific.

Operating profit in our international segment was 6% higher ($6 million) as better results in EMEA and Asia Pacific more than offset lower profits in Latin America.

Non- GAAP
Revenues in the first nine months of 2010 for our international segment were 8% higher ($112 million) than the same period of 2009 as:
•	revenues in Latin America were 25% higher ($117 million), and
•	revenues in Asia Pacific were 64% higher ($35 million).

These factors were partially offset by 4% lower ($38 million) revenues in EMEA.

Operating profit in our international segment was 35% higher as all regions showed improvement.

EMEA
EMEA revenues were down 4% ($38 million) due mainly to:
•	loss of revenue resulting from the sale of certain guarding operations in France in 2009 ($40 million), and
•	loss of guarding contracts in France in 2009 ($9 million)

Revenue improved on an organic basis from the prior year period as improvement in Global Services offset lost guarding contracts. Continued economic weakness drove price and volume pressure throughout the region.

EMEA operating profit was up $9 million on an organic basis driven by improved results in Global Services and also the fact that 2009 included accounting corrections in Belgium ($4 million) and a software project impairment ($2 million).

Latin America
GAAP
Revenue in Latin America decreased 9% ($60 million), which reflects an unfavorable currency impact of $179 million.  Reporting 2010 Venezuela revenue at a weaker exchange rate had a negative currency impact of $227 million.  Revenue improved organically by 18% driven by inflation-based price increases.

Latin America operating profit declined 7% due primarily to unfavorable currency items, including the impact of reporting Venezuela results at a weaker exchange rate ($53 million), partially offset by organic growth in Venezuela, Brazil and Colombia.

Non-GAAP
Revenue in Latin America increased 25% ($117 million) due to a favorable currency impact ($52 million) primarily in Brazil and Colombia, as well as inflation-based price increases.  The inflation-based price increases were also the primary reason for the organic revenue increase of 14%.

Operating profit increased 33% due primarily to organic growth in Venezuela, Brazil and Colombia, and favorable currency impact in Brazil and Colombia, partially offset by profit decline in Chile.

Asia Pacific
Revenue in Asia Pacific increased 64% ($35 million) primarily due to third-quarter 2009 acquisitions in India ($16 million) and China ($9 million).

Operating profit increased by $3 million, primarily due to the 2009 acquisitions.

North American Segment Review

Revenues in North America were up 3% ($19 million) on favorable currency rates in Canada.  Revenue increased 1% ($4 million) on an organic basis due to growth in Canada.

Operating profit declined $12 million or 31% mainly due to:
•	lower U.S. CIT demand, and
•	volume and pricing pressure.

Non-segment Income (Expense)

GAAP	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2010	2009	change	2010	2009	change

Corporate and former operations:
General and administrative	$(9.7)	(12.4)	(22)	(27.4)	(26.5)	3
Retirement costs (primarily former operations)	(5.9)	(3.9)	51	(16.7)	(17.1)	(2)
Subtotal	(15.6)	(16.3)	(4)	(44.1)	(43.6)	1

Other amounts not allocated to segments:
Royalty income:
Former home security business	1.2	1.7	(29)	4.9	5.0	(2)
Other	0.5	0.4	25	1.3	1.4	(7)
Currency exchange transaction gains (losses)	-	(0.6)	(100)	-	0.2	(100)
Gains on sale of property and other assets	-	0.1	(100)	0.3	8.4	(96)
Gains on acquiring control of an equity method affiliate	-	13.9	(100)	-	14.9	(100)
Subtotal	1.7	15.5	(89)	6.5	29.9	(78)
Non-segment income (expense)	$(13.9)	(0.8)	unfav	(37.6)	(13.7)	unfav

Non-GAAP	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2010	2009	change	2010	2009	change

Corporate and former operations:
General and administrative	$(9.7)	(12.4)	(22)	(27.4)	(26.5)	3
Retirement costs (primarily former operations)	(5.9)	(3.9)	51	(16.7)	(17.1)	(2)
Subtotal	(15.6)	(16.3)	(4)	(44.1)	(43.6)	1

Other amounts not allocated to segments:
Royalty income	0.5	0.4	25	1.3	1.4	(7)
Currency exchange transaction gains (losses)	-	(0.6)	(100)	-	0.2	(100)
Gains on sale of property and other assets	-	-	-	0.3	-	NM
Subtotal	0.5	(0.2)	NM	1.6	1.6	-
Non-segment income (expense)	$(15.1)	(16.5)	(8)	(42.5)	(42.0)	1

Third Quarter
GAAP
Non-segment expenses were $13.1 million higher due to a third quarter 2009 acquisition gain ($13.9 million) and higher retirement costs ($2.0 million), partially offset by lower general and administrative expenses ($2.7 million) and lower currency exchange transaction losses ($0.6 million).

Non-GAAP
Non-segment expenses were $1.4 million lower due to lower general and administrative expenses ($2.7 million) and lower currency exchange transaction losses ($0.6 million), partially offset by higher retirement costs ($2.0 million).

Outlook for full-year 2010
GAAP
We estimate that non-segment expenses will be approximately $54 million in 2010, or $7 million higher than 2009, primarily as a result of lower royalty income ($2 million) and higher retirement costs ($2 million).

Non-GAAP
We estimate that non-segment expenses will be approximately $59 million in 2010, or $4 million higher than 2009, primarily as a result of higher retirement costs ($2 million).

See page 29 for a summary of our full-year 2010 Outlook.

Nine Months
GAAP
Non-segment expenses were $23.9 million higher due to lower 2010 gains on asset sales and acquisitions ($23.0 million) and a 2009 accounting correction reducing general and administrative expense ($1.4 million).

Non-GAAP
Non-segment expenses were $0.5 million higher due to a 2009 accounting correction reducing general and administrative expense ($1.4 million).

Brand Licensing Agreement Amendment – Former Home Security Business
On June 28, 2010, we amended our Brand Licensing Agreement with the successor by merger to Brink’s Home Security Holdings, Inc., our former home security subsidiary. The amended agreement (i) fixed a termination date of August 15, 2010, for the Brand Licensing Agreement and established a fixed royalty amount of $2.8 million for the period beginning April 1, 2010, and ending on the termination date, and (ii) provided the successor with the right to extend the termination date to August 27, 2010, for an additional payment of $0.3 million.  During the third quarter, the successor exercised its right to extend the termination date.  The royalty income related to the amended agreement was recognized ratably from April 1, 2010, through the termination date.  As the Brand Licensing Agreement is now terminated, no further royalty income is expected in the fourth quarter of 2010 related to our former North American home security business.

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

From time to time, we use foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At September 30, 2010, no material foreign currency forward contracts were outstanding.

Venezuela
Our Venezuelan operations accounted for $128 million or 6% of total Brink’s revenues in the nine months ended September 30, 2010.  Our operating margins in Venezuela have varied depending on the mix of business during any quarter and have been up to three times our overall international segment operating margin rate.  The economy in Venezuela has had significant inflation in the last several years. In December 2009, the three-year cumulative inflation rate exceeded 100%.  As a result, beginning January 1, 2010, we designated Venezuela’s economy as highly inflationary for accounting purposes.  Local-currency monetary assets and liabilities are remeasured into U.S. dollars each balance sheet date, with remeasurement adjustments and other transaction gains and losses recognized in earnings.

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

We used 5.3 bolivar fuertes to the U.S. dollar to remeasure our local currency-denominated monetary assets and liabilities into U.S. dollars at June 30, 2010, and at September 30, 2010, resulting in bolivar fuerte-denominated net monetary assets of $23.0 million at June 30, 2010, and $24.6 million at September 30, 2010.  At March 31, 2010, we used the parallel market rate of 7.0 bolivar fuertes to the U.S. dollar to remeasure local currency net monetary assets, resulting in net monetary assets at March 31, 2010, of $27.7 million.  We recognized currency remeasurement gains and losses as follows:

(In millions)	2010

Gain (loss)
First quarter	$(4.9)
Second quarter	1.7
Third quarter	-
$(3.2)

Under the new law, approved transactions may not exceed $350,000 per legal entity per month.  Despite the new law, we believe that we will be able to obtain sufficient U.S. dollars to purchase imported supplies and fixed assets to operate our business in Venezuela.  We believe the new law will limit the repatriation of cash invested in Venezuela for the foreseeable future.  At September 30, 2010, our Venezuelan subsidiaries held $6.0 million of cash and short-term investments denominated in U.S. dollars and $15.0 million of cash denominated in bolivar fuertes.  On an equity-method basis, we had investments in our Venezuelan operations of $46.3 million at September 30, 2010.  The amount represents retained earnings net of currency translation adjustments of the business.

Other Operating Income (Expense)

Other operating income (expense) includes segment and non-segment other operating income and expense.
	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2010	2009	change	2010	2009	change

Currency exchange transaction gains (losses)	$(1.2)	(3.6)	(67)	(4.9)	(15.9)	(69)
Royalty income	2.0	2.1	(5)	6.8	6.4	6
Gains (losses) on sale of property and other assets	0.5	0.1	fav	1.2	8.3	(86)
Share in earnings of equity affiliates	1.4	1.1	27	3.0	3.3	(9)
Gains on acquiring control of an equity method affiliate	-	13.9	(100)	-	14.9	(100)
Impairment losses	(0.1)	(0.2)	(50)	(0.5)	(2.3)	(78)
Other	(0.5)	0.8	NM	3.3	2.0	65
Other operating income (expense)	$2.1	14.2	(85)	8.9	16.7	(47)

Third Quarter
Other operating income (expense) decreased in 2010 primarily as a result of a 2009 gain on the acquisition in India of $14 million, partially offset by lower foreign currency transaction losses in the third quarter of 2010 of $2 million.

Nine Months
Other operating income (expense) decreased in 2010 primarily as a result of
•	lower gains on asset sales and acquisitions of $22 million,
partially offset by
•	lower foreign currency transaction losses of $11 million primarily due to the conversion of local currency to U.S. dollars in Venezuela in 2009, and
•	lower impairment losses of $2 million.

Nonoperating Income and Expense

Interest expense

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2010	2009	change	2010	2009	change

Interest expense	$4.2	2.8	50	9.0	8.3	8

We renegotiated our $400 million revolving credit facility in July 2010.  As expected, our interest expense was higher in the third quarter and first nine months of 2010 as a result of higher interest rate spreads above LIBOR and other costs related to the new facility.  Interest expense was also higher due to higher average borrowings on our revolving credit facility resulting from repurchases of our common stock.

Interest and other income

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2010	2009	change	2010	2009	change

Interest and other income	$0.6	1.2	(50)	2.7	7.2	(63)

Interest and other income was lower in the third quarter and first nine months of 2010 primarily due to lower average levels of cash and cash equivalents in Venezuela resulting from the fourth quarter 2009 and first half 2010 repatriations of cash.  Interest and other income also decreased due to translating Venezuelan operations using a weaker exchange rate in 2010 compared to 2009.

Income Taxes

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Continuing operations
Provision for income taxes (in millions)	$15.5	20.6	46.1	37.7
Effective tax rate	38.3%	34.7%	49.5%	29.4%

2010 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first nine months of 2010 was higher than the 35% U.S. statutory tax rate largely due to a $13.9 million reduction in deferred tax assets as a result of recently enacted U.S. healthcare legislation, and $6.2 million in higher taxes related to non-U.S. tax jurisdictions, partially offset by a $7.9 million non-cash income tax benefit related to a tax settlement. The non-U.S. taxes were higher than 35% primarily due to the designation of Venezuela as highly inflationary for accounting purposes, the geographical mix of earnings, and the characterization of a French business tax as an income tax based upon legislative changes effective January 1, 2010.

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

Noncontrolling Interests

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2010	2009	change	2010	2009	change

Net income attributable to noncontrolling interests	$3.3	5.3	(38)	9.4	18.9	(50)

The decrease in net income attributable to noncontrolling interests in the third quarter of 2010 compared to the same period in 2009 was primarily due to a decrease in the earnings of our Venezuelan subsidiaries as a result of reporting 2010 results at a less favorable exchange rate.

The decrease in net income attributable to noncontrolling interests in the first nine months of 2010 compared to the same period in 2009 was primarily due to a decrease in the earnings of our Venezuelan subsidiaries as a result of reporting 2010 results at a less favorable exchange rate.

Outlook

Annual Revenue:
•	2010: Low-to-mid single-digit percentage organic growth over 2009 non-GAAP revenue of $2.9 billion

•	2011: Low-to-mid single-digit percentage organic growth over 2010

Annual Segment Margin:
•	2010: 6.5% - 7.0%

•	2011: 2010 margin plus 50 basis points

Below is a schedule to assist readers in locating the various estimates we have made about our future results.

	GAAP		Non-GAAP
(in millions)	Full-Year 2009	Full-Year 2010 Estimate	Full-Year 2009	Full-Year 2010 Estimate

Non-Segment:
General and administrative	$38	38	$38	38
Retirement plans	21	23	21	23
Royalty income (a)	(9)	(7)	(2)	(2)
Other (b)	(3)	-	(2)	-
Non-Segment	$47	54	$55	59

Effective income tax rate (c)	(37%)	47% - 50%	37%	36% – 39%

Net income attributable to
noncontrolling interests	$32		$19

Capital expenditures	171	145 – 155
Depreciation and amortization	135	130 – 140

(a)	Non-GAAP outlook reflects the elimination of royalties from former home security unit.
(b)	Non-GAAP outlook reflects the elimination of Venezuela currency losses and gains/losses on asset sales and acquisitions.
(c)	The tax rate for full year 2010 without the effect of the Patient Protection and Affordable Care Act is expected to be between 36% - 39%.

For more information about our outlook, see page 20 for organic revenue growth, page 20 for segment operating margin, page 24 non-segment expenses, page 36 for capital expenditures and page 36 for depreciation and amortization.

Non-GAAP Results – Reconciled to Amounts Reported under GAAP

Non-GAAP results described in this filing are financial measures that are not required by, or presented in accordance with GAAP”.

Purpose of Non-GAAP Information

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

	GAAP Basis	Re-measurement of Venezuelan Net Monetary Assets (a)	Royalty from BHS (b)	Adjust Income Tax Rate (c)	Non- GAAP Basis
	First Quarter 2010
Operating profit:
International	$24.5	4.9	-	-	29.4
North America	10.4	-	-	-	10.4
Segment operating profit	34.9	4.9	-	-	39.8
Non-segment	(11.1)	-	(1.8)	-	(12.9)
Operating profit	$23.8	4.9	(1.8)	-	26.9

Amounts attributable to Brink’s:
Income from continuing operations	$(4.8)	3.0	(1.1)	13.9	11.0
Diluted EPS – continuing operations	(0.10)	0.06	(0.02)	0.28	0.23
	Second Quarter 2010
Operating profit:
International	$33.8	(1.7)	-	-	32.1
North America	10.3	-	-	-	10.3
Segment operating profit	44.1	(1.7)	-	-	42.4
Non-segment	(12.6)	-	(1.9)	-	(14.5)
Operating profit	$31.5	(1.7)	(1.9)	-	27.9

Amounts attributable to Brink’s:
Income from continuing operations	$20.7	(1.0)	(1.2)	(4.3)	14.2
Diluted EPS – continuing operations	0.42	(0.02)	(0.02)	(0.09)	0.29
(a)
To reverse remeasurement gains and losses in Venezuela.  For accounting purposes, Venezuela is considered a highly inflationary economy.  Under U.S. GAAP, subsidiaries that operate in Venezuela record gains and losses in earnings for the remeasurement of bolivar fuerte-denominated net monetary assets.

(b)	To eliminate royalty income from Brink’s Home Security.
(c)
To adjust effective income tax rate to be equal to 37.5%, the mid-point of the estimated range of full-year 2010 effective income tax rates expected on a Non-GAAP basis.  The outlook for 2010’s estimated effective income tax rate (GAAP and Non-GAAP basis) is explained on page 29.

Non-GAAP Results – Reconciled to Amounts Reported Under GAAP (Continued)

	GAAP Basis	Re-measurement of Venezuelan Net Monetary Assets (a)	Royalty from BHS (b)	Adjust Income Tax Rate (c)	Non- GAAP Basis
	Third Quarter 2010
Operating profit:
International	$52.6	-	-	-	52.6
North America	5.4	-	-	-	5.4
Segment operating profit	58.0	-	-	-	58.0
Non-segment	(13.9)	-	(1.2)	-	(15.1)
Operating profit	$44.1	-	(1.2)	-	42.9

Amounts attributable to Brink’s:
Income from continuing operations	$21.7	-	(0.7)	0.3	21.3
Diluted EPS – continuing operations	0.45	-	(0.01)	0.01	0.44
	Nine Months 2010
Operating profit:
International	$110.9	3.2	-	-	114.1
North America	26.1	-	-	-	26.1
Segment operating profit	137.0	3.2	-	-	140.2
Non-segment	(37.6)	-	(4.9)	-	(42.5)
Operating profit	$99.4	3.2	(4.9)	-	97.7

Amounts attributable to Brink’s:
Income from continuing operations	$37.6	2.0	(3.0)	9.9	46.5
Diluted EPS – continuing operations	0.77	0.04	(0.06)	0.20	0.95

See footnotes on page 30.

Non-GAAP Results – Reconciled to Amounts Reported Under GAAP (Continued)

	GAAP Basis	Change to Parallel Rate (a)	Venezuelan Currency Losses (b)	Acquisition Gain (c)	Royalty from BHS (d)	Non-Segment Asset Sales (e)	Adjust Income Tax Rate (f)	Non-GAAP Basis
	First Quarter 2009
Revenues:
EMEA	$293.4	-	-	-	-	-	-	293.4
Latin America	199.4	(54.6)	-	-	-	-	-	144.8
Asia Pacific	18.8	-	-	-	-	-	-	18.8
International	511.6	(54.6)	-	-	-	-	-	457.0
North America	220.9	-	-	-	-	-	-	220.9
Revenues	$732.5	(54.6)	-	-	-	-	-	677.9
Operating profit:
International	$37.9	(13.7)	-	-	-	-	-	24.2
North America	14.5	-	-	-	-	-	-	14.5
Segment operating profit	52.4	(13.7)	-	-	-	-	-	38.7
Non-segment	(10.7)	-	-	(1.5)	(1.6)	(3.1)	-	(16.9)
Operating profit	$41.7	(13.7)	-	(1.5)	(1.6)	(3.1)	-	21.8
Amounts attributable to Brink’s:
Income - continuing operations	$22.2	(7.7)	-	(1.5)	(1.0)	(1.9)	(0.9)	9.2
Diluted EPS – cont. ops.	0.48	(0.17)	-	(0.03)	(0.02)	(0.04)	(0.02)	0.20
	Second Quarter 2009
Revenues:
EMEA	$305.6	-	-	-	-	-	-	305.6
Latin America	209.7	(58.8)	-	-	-	-	-	150.9
Asia Pacific	14.7	-	-	-	-	-	-	14.7
International	530.0	(58.8)	-	-	-	-	-	471.2
North America	221.9	-	-	-	-	-	-	221.9
Revenues	$751.9	(58.8)	-	-	-	-	-	693.1
Operating profit:
International	$15.9	(2.2)	3.4	-	-	-	-	17.1
North America	13.0	-	-	-	-	-	-	13.0
Segment operating profit	28.9	(2.2)	3.4	-	-	-	-	30.1
Non-segment	(2.2)	-	-	0.5	(1.7)	(5.2)	-	(8.6)
Operating profit	$26.7	(2.2)	3.4	0.5	(1.7)	(5.2)	-	21.5
Amounts attributable to Brink’s:
Income - continuing operations	$16.0	(3.3)	2.1	0.5	(1.1)	(3.2)	(1.8)	9.2
Diluted EPS – cont. ops.	0.34	(0.08)	0.05	0.01	(0.02)	(0.07)	(0.04)	0.20
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

(b)
To eliminate currency losses incurred in Venezuela related to increases in cash held in U.S. dollars by Venezuelan subsidiaries.  These losses would not have been incurred had the operations been translated at the parallel rate.

(c)	To eliminate gains/losses recognized related to acquisitions of controlling interests in subsidiaries that were previously accounted for as equity method investments.
(d)	To eliminate royalty income from Brink’s Home Security.
(e)	To eliminate certain non-segment gains on sales of assets.
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

Non-GAAP Results – Reconciled to Amounts Reported Under GAAP (Continued)

	GAAP Basis	Change to Parallel Rate (a)	Venezuelan Currency Losses (b)	Acquisition Gain (c)	Royalty from BHS (d)	Non-Segment Asset Sales (e)	Adjust Income Tax Rate (f)	Non-GAAP Basis
	Third Quarter 2009
Revenues:
EMEA	$324.4	-	-	-	-	-	-	324.4
Latin America	234.9	(63.7)	-	-	-	-	-	171.2
Asia Pacific	19.9	-	-	-	-	-	-	19.9
International	579.2	(63.7)	-	-	-	-	-	515.5
North America	222.6	-	-	-	-	-	-	222.6
Revenues	$801.8	(63.7)	-	-	-	-	-	738.1
Operating profit:
International	$51.3	(8.4)	0.6	-	-	-	-	43.5
North America	10.4	-	-	-	-	-	-	10.4
Segment operating profit	61.7	(8.4)	0.6	-	-	-	-	53.9
Non-segment	(0.8)	-	-	(13.9)	(1.7)	(0.1)	-	(16.5)
Operating profit	$60.9	(8.4)	0.6	(13.9)	(1.7)	(0.1)	-	37.4
Amounts attributable to Brink’s:
Income - continuing operations	$33.4	(3.1)	0.3	(13.9)	(1.1)	-	3.9	19.5
Diluted EPS – cont. ops.	0.70	(0.07)	0.01	(0.29)	(0.02)	-	0.08	0.41
	Fourth Quarter 2009
Revenues:
EMEA	$334.1	-	-	-	-	-	-	334.1
Latin America	260.7	(60.8)	-	-	-	-	-	199.9
Asia Pacific	25.3	-	-	-	-	-	-	25.3
International	620.1	(60.8)	-	-	-	-	-	559.3
North America	228.7	-	-	-	-	-	-	228.7
Revenues	$848.8	(60.8)	-	-	-	-	-	788.0
Operating profit:
International	$51.7	(18.7)	0.5	-	-	-	-	33.5
North America	18.7	-	-	-	-	-	-	18.7
Segment operating profit	70.4	(18.7)	0.5	-	-	-	-	52.2
Non-segment	(32.9)	-	22.5	-	(1.8)	(1.2)	-	(13.4)
Operating profit	$37.5	(18.7)	23.0	-	(1.8)	(1.2)	-	38.8
Amounts attributable to Brink’s:
Income - continuing operations	$124.1	(9.1)	22.8	-	(1.1)	(0.8)	(118.8)	17.1
Diluted EPS – cont. ops.	2.53	(0.19)	0.47	-	(0.02)	(0.02)	(2.42)	0.35

See footnotes on page 32.

Non-GAAP Results – Reconciled to Amounts Reported Under GAAP (Continued)

	GAAP Basis	Change to Parallel Rate (a)	Venezuelan Currency Losses (b)	Acquisition Gain (c)	Royalty from BHS (d)	Non-Segment Asset Sales (e)	Adjust Income Tax Rate (f)	Non-GAAP Basis
	Nine Months 2009
Revenues:
EMEA	$923.4	-	-	-	-	-	-	923.4
Latin America	644.0	(177.1)	-	-	-	-	-	466.9
Asia Pacific	53.4	-	-	-	-	-	-	53.4
International	1,620.8	(177.1)	-	-	-	-	-	1,443.7
North America	665.4	-	-	-	-	-	-	665.4
Revenues	$2,286.2	(177.1)	-	-	-	-	-	2,109.1
Operating profit:
International	$105.1	(24.3)	4.0	-	-	-	-	84.8
North America	37.9	-	-	-	-	-	-	37.9
Segment operating profit	143.0	(24.3)	4.0	-	-	-	-	122.7
Non-segment	(13.7)	-	-	(14.9)	(5.0)	(8.4)	-	(42.0)
Operating profit	$129.3	(24.3)	4.0	(14.9)	(5.0)	(8.4)	-	80.7
Amounts attributable to Brink’s:
Income - continuing operations	$71.6	(14.1)	2.4	(14.9)	(3.2)	(5.1)	1.2	37.9
Diluted EPS – cont. ops.	1.52	(0.30)	0.05	(0.32)	(0.07)	(0.11)	0.03	0.81
	Full Year 2009
Revenues:
EMEA	$1,257.5	-	-	-	-	-	-	1,257.5
Latin America	904.7	(237.9)	-	-	-	-	-	666.8
Asia Pacific	78.7	-	-	-	-	-	-	78.7
International	2,240.9	(237.9)	-	-	-	-	-	2,003.0
North America	894.1	-	-	-	-	-	-	894.1
Revenues	$3,135.0	(237.9)	-	-	-	-	-	2,897.1
Operating profit:
International	$156.8	(43.0)	4.5	-	-	-	-	118.3
North America	56.6	-	-	-	-	-	-	56.6
Segment operating profit	213.4	(43.0)	4.5	-	-	-	-	174.9
Non-segment	(46.6)	-	22.5	(14.9)	(6.8)	(9.6)	-	(55.4)
Operating profit	$166.8	(43.0)	27.0	(14.9)	(6.8)	(9.6)	-	119.5
Amounts attributable to Brink’s:
Income - continuing operations	$195.7	(23.2)	25.2	(14.9)	(4.3)	(5.9)	(117.6)	55.0
Diluted EPS – cont. ops.	4.11	(0.49)	0.53	(0.31)	(0.09)	(0.12)	(2.48)	1.16

See footnotes on page 32.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows before financing activities improved by $66.6 million in the first nine months of 2010 as compared to the first nine months of 2009.  The increase was primarily due to a 2009 contribution to our primary U.S. pension plan and less cash used for business acquisitions, partially offset by lower cash flows provided by discontinued operations.

Summary of Cash Flow Information

	Nine Months
	Ended September 30,		$
(In millions)	2010	2009	change

Cash flows from operating activities:
Continuing operations	$152.4	106.8		45.6
Discontinued operations	(9.9)	23.5		(33.4)
Operating activities	142.5	130.3		12.2

Cash flows from investing activities:
Capital expenditures	(102.5)	(112.5)		10.0
Acquisitions	(13.9)	(74.6)		60.7
Short-term investments	(10.2)	-		(10.2)
Other	(4.5)	1.6		(6.1)
Investing activities	(131.1)	(185.5)		54.4

Cash flows before financing activities	$11.4	(55.2)		66.6

Operating Activities

Operating cash flows increased by $12.2 million in the first nine months of 2010 compared to the same period in 2009.  Operating cash flows were higher in 2010 mainly due to a $92.4 million cash contribution made in 2009 to our U.S. pension plan.  Our operating cash flows in 2009 also included $43 million of income tax refunds, much of which were primarily the result of tax deductions associated with the U.S. pension cash contribution and $57.6 million of Brink’s common stock that was also contributed to the plan.

Excluding the effect of the pension contribution and related tax benefits, operating cash flows declined in 2010 compared to 2009.  The decrease was primarily due to a decline in cash flows provided by discontinued operations and lower operating profit from continuing operations.

The decrease in cash flows provided by discontinued operations resulted from the receipt of $23.7 million Federal Black Lung Excise Tax cash refunds in 2009 compared to an $11.5 million 2010 payment for a legal claim associated with BAX Global, a former business unit.  We have insurance coverage applicable to this matter and collected $1.6 million from insurance companies in the third quarter of 2010.  We believe that we will recover the BAX Global-related legal claim payment less amounts paid by the insurance providers to litigate the matter.

Investing Activities

Cash flows from investing activities improved by $54.4 million in the first nine months of 2010 versus the same period of 2009 primarily due to a $60.7 million reduction in cash used for business acquisitions along with a $10.0 million decrease in capital expenditures, partially offset by $10 million used to purchase short-term investments.

Capital expenditures and depreciation and amortization were as follows:

	Nine Months
	Ended September 30,		$
(In millions)	2010	2009	change

Capital expenditures:
International	$71.2	65.6		5.6
North America	31.3	46.9		(15.6)
Capital expenditures	$102.5	112.5		(10.0)

Depreciation and amortization:
International	$67.7	69.7		(2.0)
North America	32.3	27.5		4.8
Depreciation and amortization	$100.0	97.2		2.8

Capital expenditures in the first nine months of 2010 were primarily for new cash processing and security equipment, armored vehicles, information technology and CompuSafe® units.  Capital expenditures in the first nine months of 2010 decreased when compared to the same period of 2009 mainly due to lower expenditures in our North America segment.  The decrease in our North America segment was mainly due to fewer purchases of armored vehicles and CompuSafe® units, as we leased rather than purchased those assets.

Capital expenditures for the full-year 2009 totaled $171 million.  Capital expenditures for the full-year 2010 are currently expected to be approximately $145-155 million.  This projection is subject to a variety of factors, including currency fluctuations, business growth opportunities and feasibility of completing certain purchases during the year.

Depreciation and amortization for the full-year 2010 is currently expected to range from $130-140 million.

Financing Activities

Summary of financing activities

	Nine Months
	Ended September 30,
(In millions)	2010	2009

Cash provided (used) by financing activities
Borrowings and repayments:
Short-term debt	$9.6	(0.3)
Long-term revolving credit facilities	56.1	69.4
Other long-term debt	(11.3)	(8.7)
Debt financing costs	(2.4)	-
Repurchase of shares of common stock of Brink’s	(33.7)	(6.9)
Dividends attributable to:
Shareholders of Brink’s	(14.3)	(13.7)
Noncontrolling interests in subsidiaries	(11.9)	(10.3)
Other	1.0	1.2
Cash flows from financing activities	$(6.9)	30.7

During the first nine months of 2010, we purchased 1,682,845 shares of our common stock for $33.7 million at an average price of $20.03 per share.  During the first nine months of 2009, we purchased 234,456 shares of our common stock at an average cost of $26.20 per share. We also used $0.8 million in the first half of 2009 to settle share purchases initiated in December 2008.

Our operating liquidity needs are typically financed by cash from operations, short-term debt and the Revolving Facility, described below.

We paid dividends of $0.10 per share in each of the first three quarters of 2010.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the board of directors.

As discussed in the Foreign Operations sections on page 26, the new currency exchange process in Venezuela limits approved transactions converting bolivar fuertes to U.S. dollars to $350,000 per legal entity per month.  Under the new law, we do not anticipate repatriation of cash from our Venezuelan operations for the foreseeable future.  This may limit our ability to use funds earned in Venezuela for general corporate purposes, including reducing the amount owed on the Revolving Facility. At September 30, 2010, our Venezuelan subsidiaries held $6.0 million of cash and short-term investments denominated in U.S. dollars and $15.0 million of cash denominated in bolivar fuertes.

Capitalization

We use a combination of debt, leases and equity to capitalize our operations.

Reconciliation of Net Debt to GAAP measures

	September 30,	December 31,
(In millions)	2010	2009

Short-term debt	$18.3	7.2
Long-term debt	265.6	188.4
Debt	283.9	195.6
Less cash and cash equivalents	(148.5)	(143.0)
Net Debt (a)	$135.4	52.6
(a)	Net Debt is a non-GAAP measure. Net Debt is equal to short-term debt plus the current and noncurrent portion of long-term debt (“Debt” in the table), less cash and cash equivalents.

Net Debt is a supplemental financial measure that is not required by, or presented in accordance with GAAP.  We use Net Debt as a measure of our financial leverage.  We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage. Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our consolidated balance sheets.  Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP, as of September 30, 2010, and December 31, 2009.  At September 30, 2010, Net Debt was $145 million excluding cash and debt in Venezuelan operations.

Debt
We have an unsecured $400 million revolving bank credit facility with a syndicate of banks (the “Revolving Facility”).  The Revolving Facility’s interest rate is based on LIBOR plus a margin, alternate base rate plus a margin, or competitive bid.  The Revolving Facility allows the Company to borrow or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over a four-year term ending in July 2014.  As of September 30, 2010, $249.8 million was available under the Revolving Facility.  Amounts outstanding under the Revolving Facility as of September 30, 2010, were denominated primarily in U.S. dollars and to a lesser extent in Canadian dollars.

The margin on LIBOR borrowings under the Revolving Facility, which can range from 1.225% to 2.325% depending on our credit rating, was 1.75% at September 30, 2010.  The margin on alternate base rate borrowings under the Revolving Facility can range from 0.225% to 1.325%.  We also pay an annual facility fee on the Revolving Facility based on our credit rating.  The facility fee, which can range from 0.15% to 0.55%, was 0.375% at September 30, 2010.

We have an unsecured $135 million letter of credit facility with a bank (the “Letter of Credit Facility”).  The Letter of Credit Facility expires in July 2011.  As of September 30, 2010, $27.3 million was available under the Letter of Credit Facility.

We have two unsecured multi-currency revolving bank credit facilities with a total of $60.0 million in available credit, of which approximately $27.9 million was available at September 30, 2010.  The $40 million facility expires in December 2011 and the $20 million facility expires in December 2012.  Interest on these facilities is based on LIBOR plus a margin.  The margin ranges from 0.14% to 2.50%.  We also have the ability to borrow from other banks, at the banks’ discretion, under short-term uncommitted agreements.  Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

In the first quarter of 2010, we entered into a bilateral committed credit facility (the “2010 Credit Facility”) that expires in March 2011.  Interest on this facility is based on LIBOR plus a margin, which ranges from 2.0% to 2.5%.  As of September 30, 2010, $20.0 million was available under the 2010 Credit Facility.

The Revolving Facility, the Letter of Credit Facility, the multi-currency revolving credit facilities and the 2010 Credit Facility may be used for the issuance of letters of credit and bank guarantees.

The Revolving Facility, the Letter of Credit Facility, the two unsecured multi-currency revolving bank credit facilities and the 2010 Credit Facility contain subsidiary guarantees and various financial and other covenants.  The financial covenants, among other things, limit our total indebtedness, limit asset sales, limit the use of proceeds from asset sales and provide for minimum coverage of interest costs.  The credit agreements do not provide for the acceleration of payments should our credit rating be reduced.  If we were not to comply with certain terms of our various loan agreements, the repayment terms could be accelerated and the commitments could be withdrawn.  An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  We were in compliance with all of these financial covenants at September 30, 2010.

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

Equity
At September 30, 2010, we had 100 million shares of common stock authorized and 46.4 million shares issued and outstanding.

In September, 2007, our board of directors authorized the purchase of up to $100 million of our outstanding common shares. We purchased $100 million of shares of our common stock as follows:
•	We used $60.2 million to purchase 1,044,300 shares of common stock through the end of 2008 at an average price of $57.58 per share.
•	In the first quarter of 2009, we used $6.1 million to purchase 234,456 shares of common stock at an average price of $26.20 per share. No shares were purchased in the remainder of 2009.
•	During the first nine months of 2010, we purchased 1,682,845 shares of our common stock for $33.7 million at an average price of $20.03 per share.

U.S. Retirement Liabilities

Underfunded (Overfunded) Status of U.S. Retirement Plans
	Actual	Actual	Projected
(in millions)	2009	Nine Months 2010	4th Quarter 2010	2011	2012	2013	2014

U.S. pension plans
Beginning underfunded balance	$329.2	152.3	136.5	141.4	129.4	87.4	29.4
Net periodic pension credit (a)	(13.5)	(15.2)	(5.1)	(17.7)	(15.7)	(16.1)	(21.8)
Payment from Brink’s	(150.0)	-	-	-	(27.7)	(38.4)	(30.6)
Benefit plan experience (gain) loss	(9.2)	-	11.0	7.4	3.0	(1.1)	-
Other	(4.2)	(0.6)	(1.0)	(1.7)	(1.6)	(2.4)	(1.3)
Ending underfunded balance	$152.3	136.5	141.4	129.4	87.4	29.4	(24.3)

UMWA plans
Beginning balance	$207.5	157.5	158.7	159.3	160.7	162.6	165.0
Net periodic postretirement cost (a)	3.2	1.2	0.6	1.4	1.9	2.4	3.0
Payment from Brink’s	(0.5)	-	-	-	-	-	-
Benefit plan experience gain	(52.7)	-	-	-	-	-	-
Ending underfunded balance	$157.5	158.7	159.3	160.7	162.6	165.0	168.0

Black lung and other plans
Beginning balance	$48.6	47.1	64.2	61.3	56.2	51.3	46.6
Net periodic postretirement cost (a)	1.4	2.2	0.7	3.0	2.8	2.6	2.4
Payment from Brink’s	(7.6)	(4.4)	(3.6)	(8.1)	(7.7)	(7.3)	(7.0)
Benefit plan experience loss	4.5	-	-	-	-	-	-
Other	0.2	19.3	-	-	-	-	-
Ending unfunded balance	$47.1	64.2	61.3	56.2	51.3	46.6	42.0
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

	Actual	Actual	Projected
(in millions)	2009	Nine Months 2010	4th Quarter 2010	FY 2010	2011	2012	2013	2014

U.S. pension plans	$(4.1)	(0.6)	(0.1)	(0.7)	5.9	11.7	14.0	3.1
UMWA plans	19.9	13.3	4.5	17.8	16.2	16.1	16.0	16.0
Black lung and other plans (a)	2.9	3.5	1.3	4.8	4.9	4.8	4.7	4.6
Total	$18.7	16.2	5.7	21.9	27.0	32.6	34.7	23.7

Amounts allocated to:
Segments (North America)	$(2.0)	(0.5)	(0.2)	(0.7)	1.7	4.0	4.9	0.7
Non-segment	20.7	16.7	5.9	22.6	25.3	28.6	29.8	23.0

Total	$18.7	16.2	5.7	21.9	27.0	32.6	34.7	23.7
(a)	Estimates provided previously in the 2009 Form 10-K were (in millions) $2.9 in 2010, $2.9 in 2011, $2.8 in 2012, $2.6 in 2013 and $2.5 in 2014.

Summary of Total Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants

This table summarizes actual and estimated payments
•	from Brink’s to U.S. retirement plans, and
•	from the plans to participants.

	Actual	Actual	Projected
(in millions)	2009	Nine Months 2010	4th Quarter 2010	FY 2010	2011	2012	2013	2014

Payments from Brink’s to U.S. Plans
U.S. pension plans	$150.0	-	-	-	-	27.7	38.4	30.6
UMWA plans	0.5	-	-	-	-	-	-	-
Black lung and other plans (a)	7.6	4.4	3.6	8.0	8.1	7.7	7.3	7.0
Total	$158.1	4.4	3.6	8.0	8.1	35.4	45.7	37.6
(a)	These plans are not funded by investments. Estimates provided previously in the 2009 Form 10-K were (in millions) $6.3 in 2010, $6.0 in 2011, $5.6 in 2012, $5.3 in 2013 and $4.9 in 2014.

Payments from U.S. Plans to participants
U.S. pension plans	$36.1	28.4	11.9	40.3	42.0	43.6	46.2	47.0
UMWA plans	36.4	26.9	9.5	36.4	37.2	37.6	38.0	37.6
Black lung and other plans	7.6	4.4	3.6	8.0	8.1	7.7	7.3	7.0
Total	$80.1	59.7	25.0	84.7	87.3	88.9	91.5	91.6

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of the most recent measurement date.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

Commitments and Contingent Matters

Operating leases
We have made residual value guarantees of approximately $41.9 million at September 30, 2010, related to operating leases, principally for trucks and other vehicles.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our operations have activities in more than 50 countries.  These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates.  In addition, we consume fuel in the normal course of business, exposing us to the effects of changes in the prices of this commodity. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program.  Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the nine months ended September 30, 2010.

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information

This document contains both historical and forward-looking information.  Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, statements regarding the ability to obtain U.S. dollars in Venezuela and future Venezuela cash repatriations, future pension plan contributions, the outcome of pending litigation and the anticipated financial impact of the disposition of these matters, organic revenue growth and segment operating profit margin in 2010, projected non-segment expenses, projected general and administrative expenses, the anticipated annual effective tax rate for 2010 and our tax position and underlying assumptions, the availability of insurance for the BAX Global legal claim, capital expenditures and depreciation and amortization for 2010, future payment of bonds issued by the Peninsula Ports Authority of Virginia, the ability to meet our liquidity needs, projected retirement plan contributions, costs and expenses, and projected black lung liability and U.S. retirement liabilities.  Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which could cause actual results, performance or achievements to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond our control, include, but are not limited to the impact of the global economic slowdown on our business opportunities, the recent market volatility and its impact on the demand for our services, the implementation of investments in technology and value-added services and cost reduction efforts and their impact on revenue and profit growth, the ability to identify and execute further cost and operational improvements and efficiencies in our core businesses, the willingness of our customers to absorb fuel surcharges and other future price increases, the actions of competitors, our ability to identify acquisitions and other strategic opportunities and integrate them successfully, acquisitions and dispositions made in the future, regulatory and labor issues and higher security threats, the outcome of our negotiations with a Belgium labor union and subsequent decisions about our operations in that country, ongoing social unrest relating to proposed mandatory retirement ages in Europe, the impact of turnaround actions responding to current conditions in Europe, the return to profitability of operations in jurisdictions where we have recorded valuation adjustments, the stability of the Venezuelan economy and changes in Venezuelan policy regarding exchange rates, fluctuations in value of the Venezuelan bolivar fuerte, the impact of the designation of Venezuela as “highly inflationary” for accounting purposes as of January 1, 2010, the impact of the new currency conversion process in Venezuela, variations in costs or expenses and performance delays of any public or private sector supplier, service provider or customer, our ability to obtain appropriate insurance coverage, positions taken by insurers with respect to claims made and the financial condition of insurers, safety and security performance, our loss experience, changes in insurance costs, the outcome of pending and future claims and litigation, risks customarily associated with operating in foreign countries including changing labor and economic conditions, currency devaluations, safety and security issues, political instability, restrictions on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive government actions, costs associated with the purchase and implementation of cash processing and security equipment, the impact of the Patient Protection and Affordable Care Act on our tax position, black lung liability and operations, changes in the scope or method of remediation or monitoring of our former coal operations, the timing of the pass-through of certain costs to third parties and the timing of approvals by governmental authorities relating to the disposal of the coal assets, changes to estimated liabilities and assets in actuarial assumptions due to payments made, investment returns, annual actuarial revaluations, and periodic revaluations of reclamation liabilities, the funding requirements, accounting treatment, investment performance and costs and expenses of our pension plans, the VEBA and other employee benefits, whether the Company’s assets or the VEBA’s assets are used to pay benefits, black lung claims incidence, the number of dependents of mine workers for whom benefits are provided, mandatory or voluntary pension plan contributions, the nature of our hedging relationships, the strength of the U.S. dollar relative to foreign currencies and foreign currency exchange rates, changes in estimates and assumptions underlying our critical accounting policies, access to the capital and credit markets, seasonality, pricing and other competitive industry factors, and fuel prices.  Additional factors that could cause our results to differ materially from those described in the forward-looking statements can be found under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2009 and in our other public filings with the Securities and Exchange Commission.  The information included in this document is representative only as of the date of this document, and The Brink’s Company undertakes no obligation to update any information contained in this document.

Part II - Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about common stock repurchases by the Company during the quarter ended September 30, 2010.

(d) Maximum Number
			(c) Total Number	(or Approximate
			of Shares Purchased	Dollar Value) of
	(a) Total Number		as Part of Publicly	Shares that May Yet
	of Shares	(b) Average Price	Announced Plans	be Purchased Under
Period	Purchased (1)	Paid per Share	or Programs	the Plans or Programs
July 1 through
July 31, 2010	1,060,000	$19.86	1,060,000	$9,110,901

August 1 through
August 31, 2010	442,845	20.57	442,845	-

September 1 through
September 30, 2010	-	-	-	-
(1)
On September 14, 2007, the Company’s board of directors authorized the Company to make repurchases of up to $100 million of common stock from time to time as market conditions warrant and as covenants under existing agreements permit.  The program did not require the Company to acquire any specific numbers of shares.  The Company has now exhausted the $100 million share repurchase authority.

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

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2010, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Consolidated Balance Sheets at September 30, 2010, and December 31, 2009, (ii)  the Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009, (iii) the Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 2010, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

October 29, 2010	By: /s/ Joseph W. Dziedzic
Joseph W. Dziedzic
(Vice President and
Chief Financial Officer)
(principal financial officer)