Form 10-K
period 2010-12-31
BRINKS CO
filed 2011-02-28
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
  ☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 2010

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
Yes☒                     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes☐                     No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes☒                     No ☐

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

 Large accelerated filer☒                                    Accelerated filer☐                             Non-accelerated filer☐                                   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☐                     No ☒

As of February 21, 2011, there were issued and outstanding 46,540,415 shares of common stock.  The aggregate market value of shares of common stock held by non-affiliates as of June 30, 2010, was $906,581,912.

Documents incorporated by reference:  Part III incorporates information by reference from portions of the Registrant’s definitive 2011 Proxy Statement to be filed pursuant to Regulation 14A.

THE BRINK’S COMPANY

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

TABLE OF CONTENTS

PART I

PART I

ITEM 1.  BUSINESS

Based in Richmond, Virginia, The Brink’s Company is a premier provider of secure logistics and security solutions, including the transportation of valuables, cash logistics and other security-related services to banks and financial institutions, retailers, government agencies, mints, jewelers and other commercial operations around the world.  Other services provided are armored transportation, automated teller machine (“ATM”) replenishment and servicing; secure global transportation of valuables (“Global Services”); guarding services (including airport security or “Aviation Security"); currency deposit processing and cash management services.  Cash management services include cash logistics services (“Cash Logistics”), deploying and servicing safes and safe control devices (e.g. our patented CompuSafe® service), coin sorting and wrapping, integrated check and cash processing services (“Virtual Vault Services”), and providing bill payment acceptance and processing services to utility companies and other billers (“Payment Services”).   The Brink’s Company, along with its subsidiaries, is referred to as “we,” “our,” “Brink’s,” or “the Company” throughout this Form 10-K.

Brink’s brand and reputation spans across the globe. Our international network serves customers in more than 100 countries and employs approximately 71,000 people.  Our operations include approximately 1,100 facilities and 12,800 vehicles.  Our globally recognized brand, global infrastructure, expertise, longevity and heritage are important competitive advantages.  Over the past several years, we have changed from a conglomerate (with operations in the U.S. monitored home security, heavy-weight freight transportation, coal and other natural resource industries) into a company focused solely on the security industry.

Our operating segments consist of four geographies:  Europe, Middle East, and Africa (“EMEA”); Latin America; Asia Pacific; and North America, which are aggregated into two reportable segments: International and North America.  Financial information related to our two reportable segments (International and North America) and non-segment income and expenses are included in the consolidated financial statements on pages 69–118.

A significant portion of our business is conducted internationally, with 76% of our $3 billion in revenues earned outside the United States.  In the fourth quarter of 2010, we completed an acquisition in Mexico and another in Canada.  We expect that these operations will generate approximately $450 to 500 million in revenues in 2011.  Financial results are reported in U.S. dollars and are affected by fluctuations in the relative value of foreign currencies.  Our business is also subject to other risks customarily associated with operating in foreign countries including changing labor and economic conditions, political instability, restrictions on repatriation of earnings and capital, as well as nationalization, expropriation and other forms of restrictive government actions.  The future effects of these risks cannot be predicted.  Additional information about risks associated with our foreign operations is provided on pages 11, 43 and 68.

We have significant liabilities associated with our retirement plans, a portion of which has been funded.  See pages 51–53 and 57–61 for more information on these liabilities.  Additional risk factors are described on pages 10–14.

Available Information and Corporate Governance Documents
The following items are available free of charge on our website (www.brinks.com) as soon as reasonably possible after filing or furnishing them with the Securities and Exchange Commission (the “SEC”):
•	Annual reports on Form 10-K
•	Quarterly reports on Form 10-Q
•	Current reports on Form 8-K, and amendments to those reports

In addition, the following documents are also available free of charge on our website:
•	Corporate governance policies
•	Business Code of Ethics
•	The charters of the following committees of our Board of Directors (the “Board”): Audit and Ethics, Compensation and Benefits, and Corporate Governance and Nominating

Printed versions of these items will be mailed free of charge to shareholders upon request.  Such requests can be made by contacting the Corporate Secretary at 1801 Bayberry Court, P. O. Box 18100, Richmond, Virginia 23226-8100.

General

Our 2010 segment operating profit was $209 million on revenues of $3.1 billion, resulting in a segment operating profit margin of 6.7%.

Amounts may not add due to rounding.

Brink’s operations are located around the world with the majority of our revenues (71%) and segment operating profits (79%) are earned outside of North America.

Brink’s serves customers in over 100 countries.  We have ownership interests in operations in approximately 50 countries and have agency relationships with other companies in other countries to complete our global network.  Brink’s ownership interests in subsidiaries and affiliated companies ranged from 36% to 100% at December 31, 2010.  In some instances, local laws limit the extent of Brink’s ownership interest.

International operations has three regions: Europe, Middle East and Africa (“EMEA”); Latin America and Asia Pacific.  On a combined basis, international operations generated 2010 revenues of $2.2 billion (71% of total) and segment operating profit of $165 million (79% of total).

Brink’s EMEA generated $1.2 billion in revenues in 2010 or (38% of Brink’s total 2010 revenues) and operates 261 branches in 24 countries.  Its largest operations are in France, the Netherlands and Germany.  In 2010, France accounted for $533 million or 44% of EMEA revenues (17% of total).

Brink’s Latin America generated $877 million in revenues in 2010 (28%) and operates 388 branches in nine countries.  Its largest operations are in Mexico, Brazil, Venezuela and Colombia.  Brazil accounted for $303 million or 35% of Latin American revenues (10% of total) in 2010.   Venezuela accounted for $186 million or 21% of Latin American revenues (6% of total) in 2010.   Mexico had $52 million of revenues in the last two months of 2010.

Brink’s Asia-Pacific generated $127 million in revenues in 2010 (4%) and operates 106 branches in nine countries.

North American operations include 181 branches in the U.S. and 53 branches in Canada.  North American operations generated 2010 revenues of $918 million (29% of total) and segment operating profit of $44 million (21% of total). We have included our newly acquired Mexican operations with our International – Latin America region.

The largest eight Brink’s operations (U.S., France, Brazil, Venezuela, the Netherlands, Colombia, Canada and Germany) accounted for $2.3 billion or 74% of total 2010 revenues.

(In millions)	2010	% total	% change	2009	% total	% change	2008	% total	% change

Revenues by region:

EMEA:
France	$533	17	(13)	$615	20	(12)	$698	22	11
Other	667	21	4	642	20	(3)	661	21	18
Total	1,200	38	(5)	1,257	40	(7)	1,359	43	14

Latin America:
Brazil	303	10	17	258	8	33	194	6	20
Venezuela	186	6	(51)	376	12	7	351	11	56
Other	388	12	44	271	9	6	256	8	23
Total	877	28	(3)	905	29	13	801	25	35

Asia Pacific	127	4	61	79	2	10	72	2	15
Total International	2,204	71	(2)	2,241	71	-	2,232	70	21

North America	918	29	3	894	29	(4)	932	30	5

Total Revenues	$3,122	100	-	$3,135	100	(1)	$3,164	100	16
Amounts may not add due to rounding.

Geographic financial information related to revenues and long-lived assets is included in the consolidated financial statements on page 86.

Services
Our primary services include:
•	Cash-in-transit (“CIT”) – armored vehicle transportation
•	Automated teller machine (“ATM”) – replenishment and servicing
•	Global Services – transportation of valuables globally
•	Cash Logistics – supply chain management of cash
•	Payment Services – consumers pay utility and other bills at payment locations
•	Guarding Services – including airport security

Brink’s typically provides customized services under separate contracts designed to meet the distinct needs of customers.  Contracts usually cover an initial term of at least one year and range up to five years, depending on the service.  The contracts generally remain in effect after the initial term until canceled by either party.

Core Services (54% of total revenue in 2010)
CIT and ATM Services are core services we provide to customers throughout the world. Core services generated approximately $1.7 billion of revenues in 2010.

CIT – Serving customers since 1859, our success in CIT is driven by a combination of rigorous security practices, high-quality customer service, risk management and logistics expertise.  CIT services generally include the secure transportation of:
•	cash between businesses and financial institutions such as banks and credit unions,
•	cash, securities and other valuables between commercial banks, central banks, and investment banking and brokerage firms, and
•	new currency, coins, bullion and precious metals for central banks and other customers.

ATM Services – We manage nearly 94,000 ATM units worldwide for banks and other cash dispensing operators.  We provide cash replenishment, monitoring and forecasting capabilities, deposit pickup and processing services.  Advanced online tools deliver consolidated electronic reports for simplified reconciliation.  With our recent acquisition in Canada, we acquired the capability to assist financial institutions in managing the processes and infrastructure that are critical to the deployment of ATM networks and electronic payment networks.

High-value Services (35% of total revenue in 2010)
Our core services, combined with our brand and global infrastructure, provide a substantial platform from which we offer additional high-value services. High-value services generated approximately $1.1 billion of revenues in 2010.

Global Services  – Serving customers in more than 100 countries, Brink’s is a leading global provider of secure logistics for valuables including diamonds, jewelry, precious metals, securities, currency, high-tech devices, electronics and pharmaceuticals.  The comprehensive suite of services provides packing, pickup, secure storage, inventory management, customs clearance, consolidation, and secure transport and delivery through a combination of armored vehicles and secure air and sea transportation to leverage our extensive global network.  Our specialized diamond and jewelry operations have offices in the major diamond and jewelry centers of the world.

Cash Logistics – Brink’s offers a fully integrated approach to managing the supply chain of cash, from point-of-sale through transport, vaulting, bank deposit and related credit.  Cash Logistics services include:
•	money processing and cash management services,
•	deploying and servicing “intelligent” safes and safe control devices, including our patented CompuSafe® service,
•	integrated check and cash processing services (“Virtual Vault”), and
•	check imaging services

Money processing services generally include counting, sorting and wrapping currency.  Other currency management services include cashier balancing, counterfeit detection, account consolidation and electronic reporting.  Retail and bank customers use Brink’s to count and reconcile coins and currency, prepare bank deposit information, and replenish coins and currency in specific denominations.

Brink’s offers a variety of advanced technology applications, including online cash tracking, cash inventory management, check imaging for real-time deposit processing, and a variety of other web-based information tools that enable banks and other customers to reduce costs while improving service to their customers.

Brink’s CompuSafe® service offers customers an integrated, closed-loop system for preventing theft and managing cash.  We market CompuSafe services to a variety of cash-intensive customers such as convenience stores, gas stations, restaurants, retail chains and entertainment venues.  Once the specialized safe is installed, the customer’s employees deposit currency into the safe’s cassettes, which can only be removed by Brink’s personnel.  Upon removal, the cassettes are securely transported to a vault for processing where contents are verified and transferred for deposit.  Our CompuSafe system features currency-recognition and counterfeit-detection technology, multi-language touch screens and an electronic interface between the point-of-sale, back-office systems and external banks.  Our electronic reporting interface with external banks enables our CompuSafe Service customers to receive same-day credit on their cash balances, even if the cash remains on the customer’s premises.

Virtual Vault services combine CIT, Cash Logistics, vaulting and electronic reporting technologies to help banks expand into new markets while minimizing investment in vaults and branch facilities.  In addition to secure storage, we process deposits, provide check imaging and reconciliation services, currency inventory management, ATM replenishment orders, and electronically transmit debits and credits.

We believe the quality and scope of our cash processing and information systems differentiate our Cash Logistics services from competitive offerings.

Payment Services – We provide bill payment acceptance and processing services to utility companies and other billers. Consumers can pay their bills at our payment locations or locations that we operate on behalf of billers and bank customers.

Commercial Security Systems – In certain markets in Asia-Pacific and Europe, we provide commercial security system services.  The services include the design and installation of the security systems, including alarms, motion detectors, closed-circuit televisions, digital video recorders, access control systems including card and biometric readers, electronic locks, and optical turnstiles.  Monitoring services may also be provided after systems have been installed.

Other Security Services (11% of total revenue in 2010)
Security and Guarding – We protect airports, offices, warehouses, stores, and public venues with electronic surveillance, access control, fire prevention and highly trained patrolling personnel.

Our guarding services are generally offered in European markets, including France, Germany, Luxembourg and Greece.  A significant portion of this business involves long-term contracts related primarily to guarding services at airports and embassies. Generally, other guarding contracts are for a one-year period, the majority of which are extended.  Our security officers are typically stationed at customer sites, and responsibilities include detecting and deterring specific security threats.

Growth Strategy

Our growth strategy is summarized below:

•	Maximize profits in developed markets (primarily North America and Europe)
•	Accelerate productivity and cost control efforts.
•	Invest in higher-margin solutions; shift revenue mix to High-value services (primarily Cash Logistics and Global Services).

•	Invest in emerging markets by acquiring businesses that meet internal metrics for projected growth, profitability and return on investment.

•
Invest in adjacent security-related markets where we can create value for customers with our brand, security expertise, global infrastructure and other competitive advantages. Current examples include commercial security and payment processing.

Industry and Competition
Brink’s competes with large multinational, regional and smaller companies throughout the world.  Our largest multinational competitors are G4S plc (headquartered in the U.K.); Loomis AB, formerly a division of Securitas AB (Sweden); Prosegur, Compania de Seguridad, S.A. (Spain); and Garda World Security Corporation (Canada).

We believe the primary factors in attracting and retaining customers are security expertise, service quality, and price.  Our competitive advantages include:
•	brand name recognition
•	reputation for a high level of service and security
•	risk management and logistics expertise
•	global infrastructure and customer base
•	proprietary cash processing and information systems
•	proven operational excellence
•	high-quality insurance coverage and general financial strength

Our cost structure is generally competitive, although certain competitors may have lower costs due to a variety of factors, including lower wages, less costly employee benefits, or less stringent security and service standards.

Although we face competitive pricing pressure in many markets, we resist competing on price alone.  We believe our high levels of service and security, as well as value added solutions differentiate us from competitors.

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

Revenues are generated from charges per service performed or based on the value of goods transported.  As a result, revenues are affected by the level of economic activity in various markets as well as the volume of business for specific customers.  CIT and ATM contracts usually cover an initial term of at least one year and in many cases one to three years, and generally remain in effect thereafter until canceled by either party.  Contracts for Cash Logistics are typically longer.  Costs are incurred when preparing to serve a new customer or to transition away from an existing customer.  Operating profit is generally stronger in the second half of the year, particularly in the fourth quarter, as economic activity is typically stronger during this period.

As part of the spin-off of our former monitored home security business, Brink’s Home Security Holdings, Inc. (“BHS”), we agreed to not compete with BHS in the United States, Canada and Puerto Rico with respect to certain activities related to BHS’s security system monitoring and surveillance business until October 31, 2013.

Service Mark and Patents
BRINKS is a registered service mark in the U.S. and certain foreign countries.  The BRINKS mark, name and related marks are of material significance to our business.  We own patents expiring in 2011 and 2012 for certain coin sorting and counting machines.  We also own patents for safes, including our integrated CompuSafe® service, which expire between 2015 and 2022.  These patents provide us with important advantages; however, we are not dependent on the existence of these patents.

We have licensed the Brink’s name to a limited number of companies, including a distributor of security products (padlocks, door hardware, etc.) offered for sale to consumers through major retail chains.

Government Regulation
Our U.S. operations are subject to regulation by the U.S. Department of Transportation with respect to safety of operations, equipment and financial responsibility.  Intrastate operations in the U.S. are subject to state regulation.  Our International operations are regulated to varying degrees by the countries in which we operate.

Employee Relations
At December 31, 2010, our company had approximately 71,000 full-time and contract employees, including approximately 9,000 employees in the United States (of whom approximately 1,000 were classified as part-time employees) and approximately 62,000 employees outside the United States.  At December 31, 2010, Brink’s was a party to twelve collective bargaining agreements in North America with various local unions covering approximately 1,900 employees.  The agreements have various expiration dates from 2011 to 2015.  Outside of North America, approximately 57% of branch employees are members of labor or employee organizations.  We believe our employee relations are satisfactory.

Acquisitions
We have grown in the last several years partially as a result of acquiring security-related businesses in various markets to meet our Growth Strategy objectives.  Our largest acquisitions in the last two years were in Mexico and Canada in 2010 and Brazil and India in 2009.  In addition, we made smaller but strategically important acquisitions in emerging markets including Russia and China.  Below is a summary of our recent acquisitions.  See note 6 to the consolidated financial statements for more information on these acquisitions.

Mexico.  We acquired a controlling interest in Servicio Pan Americano de Proteccion, S.A. de C.V. (“SPP”), a CIT, ATM and money processing business, for $60 million in November 2010. We previously owned a 20.86% interest in SPP and we acquired an additional 78.89% of the outstanding shares. In compliance with Mexican law, the remaining 0.25% noncontrolling interest is held by a Mexican company. SPP is the largest secure logistics company in Mexico and this acquisition expands our operations in one of the world’s largest CIT markets.  SPP has approximately $400 million in annual revenues with approximately 12,000 full-time and contract employees, 80 branches and 1,350 armored vehicles across its nationwide network of CIT, ATM and money processing operations.

Canada.  We acquired Threshold Financial Technologies Inc. (“Threshold”) from Versent Corporation for $39 million in December 2010.  Threshold is a leading provider of payments solutions in Canada, specializing in managed ATM and transaction processing services for financial institutions and retailers.  Threshold’s annual revenue is approximately $48 million, about half of which is generated by providing outsourced ATM network administration and transaction processing solutions.  The company, which employs approximately 125 people, also owns and operates a network of private-label ATMs in Canada.

Brazil.  We acquired two businesses, Sebival-Seguranca Bancaria Industrial e de Valores Ltda. and Setal Servicos Especializados, for $48 million in January 2009.  The acquisitions expanded our CIT and payment processing operations into the mid-western region of Brazil.

India.  We acquired additional shares of Brink’s Arya, a CIT and Global Services business, in September 2009, increasing our ownership from 40% to 78% for $22 million.

France.  We acquired Est Valeurs S.A., a provider of CIT and cash services in Eastern France in March 2010. Est Valeurs employs approximately 100 people and had 2009 revenue of $13 million.

Russia.  We acquired a majority stake in a Russian cash processing business in April 2010 that complements a Russian CIT business that was acquired in January 2009.  With principal operations in Moscow and approximately 500 employees, the combined operations offer a full range of CIT, ATM, money processing and Global Services operations for domestic and international markets.

China.  We acquired a majority stake in ICD Limited, a commercial security business in the Asia-Pacific region in September 2009.  ICD designs, installs, maintains and manages commercial security systems with offices in Hong Kong, India, Singapore and Australia, and has approximately 200 employees.

Panama. We acquired the remaining outstanding shares in an armored transportation operation in Panama in February 2009.  We previously owned 49% of the company.

Jordan.  We acquired a majority stake in a Jordan CIT and Global Services business in February 2011.  We previously held a 45% ownership interest.  The Jordanian operations employ approximately 90 people.

DISCONTINUED OPERATIONS

Brink’s Home Security Holdings, Inc.
On October 31, 2008, we completed the 100% spin-off of Brink’s Home Security Holdings, Inc. (“BHS”).  BHS offered monitored security services in North America primarily for owner-occupied, single-family residences.  To a lesser extent, BHS offered security services for commercial and multi-family properties.  BHS typically installed and owned the on-site security systems and charged fees to monitor and service the systems.

As part of the spin-off, we agreed not to compete with BHS in the United States, Canada and Puerto Rico with respect to certain activities related to BHS’s security system monitoring and surveillance business until October 31, 2013.

In connection with the spin-off, we entered into certain agreements with BHS to define responsibility for obligations arising before and after the spin-off, including obligations relating to liabilities of the businesses, employees, taxes and intellectual property.  We entered into a Brand Licensing Agreement with BHS.  Under the agreement, BHS licensed the rights to use certain trademarks, including trademarks that contain the word “Brink’s” in the United States, Canada and Puerto Rico.  In exchange for these rights, BHS agreed to pay a royalty fee equal to 1.25% of its net revenues during the period after the spin-off until the expiration date of the agreement.  This royalty income is recorded in continuing operations within other operating income and expense.

On June 28, 2010, we amended our Brand Licensing Agreement with the successor by merger to BHS. The amended agreement (i) fixed a termination date of August 15, 2010, for the Brand Licensing Agreement and established a fixed royalty amount of $2.8 million for the period beginning April 1, 2010, and ending on the termination date, and (ii) provided the successor with the right to extend the termination date to August 27, 2010, for an additional payment of $0.3 million.  During the third quarter, the successor exercised its right to extend the termination date.  The royalty income related to the amended agreement was recognized ratably from April 1, 2010, through the termination date.

Former Coal Business
We have significant liabilities related to benefit plans that pay medical costs for retirees of our former coal operations.  A portion of these liabilities have been funded.  We expect to have ongoing expenses within continuing operations and future cash outflow for these liabilities.  See notes 3 and 17 to the consolidated financial statements for more information.

ITEM 1A.  RISK FACTORS

We are exposed to risk in the operation of our businesses.  Some of these risks are common to all companies doing business in the industries in which we operate and some are unique to our business.  In addition, there are risks associated with investing in our common stock.  These risk factors should be considered carefully when evaluating the company and its businesses.

We may not realize the expected benefits of strategic acquisitions because of integration difficulties and other challenges, which may adversely affect our financial condition, results of operations or cash flows.

Our ability to realize the anticipated benefits from recent acquisitions will depend, in part, on successfully integrating each business with our company as well as improving operating performance and profitability through our management efforts and capital investments.  The risks to a successful integration and improvement of operating performance and profitability include, among others, failure to implement our business plan, unanticipated issues in integrating  operations with ours, unanticipated changes in laws and regulations, labor unrest resulting from union operations, regulatory, environmental and permitting issues, the effect on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002, and difficulties in fully identifying and evaluating potential liabilities, risks and operating issues.  The occurrence of any of these events may adversely affect our expected benefits of the recent acquisitions and may have a material adverse effect on our financial condition, results of operations or cash flows.

The inability to access capital or significant increases in the cost of capital could adversely affect our business.

Our ability to obtain adequate and cost-effective financing depends on our credit ratings as well as the liquidity of financial markets. A negative change in our ratings outlook or any downgrade in our current investment-grade credit ratings by our rating agencies could adversely affect our cost and/or access to sources of liquidity and capital. Additionally, such a downgrade could increase the costs of borrowing under available credit lines. Disruptions in the capital and credit markets could adversely affect our ability to access short-term and long-term capital. Our access to funds under short-term credit facilities is dependent on the ability of the participating banks to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity. Longer disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, or failures of significant financial institutions could adversely affect our access to capital needed for our business.

We have significant retirement obligations. Poor investment performance of retirement plan holdings could unfavorably affect our liquidity and results of operations.

We have substantial pension and retiree medical obligations, a portion of which have been funded.  The amount of these obligations is significantly affected by factors that are not in our control, including interest rates used to determine the present value of future payment streams, investment returns, medical inflation rates, participation rates and changes in laws and regulations.  Our liabilities for these plans increased significantly in 2008 primarily as a result of a decline in value of plan investments.  To improve the funded status of The Brink’s Company Pension-Retirement Plan, we made a voluntary $150 million cash and stock contribution in 2009.  The funded status of the plan was approximately 80% as of December 31, 2010.  Based on actuarial assumptions at the end of 2010, we expect that we will be required to make contributions totaling $136 million to The Brink’s Company Pension-Retirement Plan over a five-year period ending in 2016.  This could adversely affect our liquidity and our ability to use our resources to make acquisitions and to otherwise grow our business.  The net periodic costs of our retirement plans in 2009 and 2010 were adversely affected by the investment losses sustained in 2008, and although plan investments have partially recovered in the last two years, we anticipate that expenses in future years will continue to be affected as the unrecognized losses are recognized into earnings.  If these investments have additional losses, our future cash requirements and costs for these plans will be further adversely affected.

We have significant operations outside the United States.

We currently serve customers in more than 100 countries, including approximately 50 countries where we operate subsidiaries.  Seventy-six percent (76%) of our revenue in 2010 came from operations outside the U.S.  We expect revenue outside the U.S. to continue to represent a significant portion of total revenue.  Business operations outside the U.S. are subject to political, economic and other risks inherent in operating in foreign countries, such as:

•	the difficulty of enforcing agreements, collecting receivables and protecting assets through foreign legal systems;
•	trade protection measures and import or export licensing requirements;
•	difficulty in staffing and managing widespread operations;
•	required compliance with a variety of foreign laws and regulations;
•	varying permitting and licensing requirements in different jurisdictions;
•	foreign ownership laws;
•	changes in the general political and economic conditions in the countries where we operate, particularly in emerging markets;
•	threat of nationalization and expropriation;
•	higher costs and risks of doing business in a number of foreign jurisdictions;
•	laws or other requirements and restrictions associated with organized labor;
•	limitations on the repatriation of earnings;
•	fluctuations in equity, revenues and profits due to changes in foreign currency exchange rates, including measures taken by governments to devalue official currency exchange rates; and
•	inflation levels exceeding that of the U.S.

We are exposed to certain risks when we operate in countries that have high levels of inflation, including the risk that:

•	the rate of price increases for services will not keep pace with the cost of inflation;
•	adverse economic conditions may discourage business growth which could affect demand for our services;
•	the devaluation of the currency may exceed the rate of inflation and reported U.S. dollar revenues and profits may decline; and
•	these countries may be deemed “highly inflationary” for U.S. generally accepted accounting principles (“GAAP”) purposes.

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

There is a possibility we will take restructuring actions in one or more of our markets in the future to reduce expenses if a major customer is lost, if recurring operating losses continue, or if one of the risks described above in connection with our foreign operations materializes.  These actions could result in significant restructuring charges at these subsidiaries, including recognizing impairment charges to write down assets, and recording accruals for employee severance and operating leases.  These charges, if required, could significantly and materially affect results of operations and cash flows.

Earnings of our Venezuelan operations may not be repatriated for the foreseeable future, which will restrict our ability to use these earnings and cash flows for general corporate purposes such as reducing our U.S. debt.

Under a June 2010 law in Venezuela, exchanging local currency for U.S. dollars requires the approval of the government’s central bank.  Approved transactions may not exceed $350,000 per legal entity per month.  We believe the law will limit the repatriation of cash from Venezuela for the foreseeable future, and as a result, will reduce the amount of cash in the future that could be used for general corporate purposes, including reducing our U.S. debt.  At December 31, 2010, our Venezuelan subsidiaries held $3.3 million of cash and short-term investments denominated in U.S. dollars and $18.2 million of cash denominated in bolivar fuertes.

We operate in highly competitive industries.

We compete in industries that are subject to significant competition and pricing pressures in most markets.  Because we believe we have competitive advantages such as brand name recognition and a reputation for a high level of service and security, we resist competing on price alone.  However, continued pricing pressure could affect our customer base or pricing structure and have an adverse effect on our business, financial condition, results of operations and cash flows.

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

We have risks associated with confidential individual information.

In the normal course of business, we collect, process and retain sensitive and confidential information about individuals.  Despite the security measures we have in place, our facilities and systems, and those of third-party service providers, could be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors or other similar events.  Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or by third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

We operate in regulated industries.

Our U.S. operations are subject to regulation by the U.S. Department of Transportation with respect to safety of operations and equipment and financial responsibility.  Intrastate operations in the U.S. are subject to regulation by state regulatory authorities and interprovincial operations in Canada are subject to regulation by Canadian and provincial regulatory authorities.  Our international operations are regulated to varying degrees by the countries in which we operate.  Many countries have permit requirements for security services and prohibit foreign companies from providing different types of security services.

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

Failures of our IT system could have a material adverse effect on our business.

We are heavily dependent on our information technology (IT) infrastructure.  Significant problems with our infrastructure, such as telephone or IT system failure, computer viruses or other third-party tampering with IT systems, could halt or delay our ability to service our customers, hinder our ability to conduct our business and require significant remediation costs.  In addition, we continue to evaluate and implement upgrades to our IT systems.  We are aware of inherent risks associated with replacing these systems, including accurately capturing data and system disruptions, and believe we are taking appropriate action to mitigate these risks through testing, training, and staging implementation.  However, there can be no assurances that we will successfully launch these systems as planned or that they will occur without disruptions to our operations. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have retained obligations from the sale of BAX Global.

In January 2006 we sold BAX Global.   We retained some of the obligations related to these operations, primarily for taxes owed prior to the date of sale and for any amounts paid related to one pending litigation matter for which we paid $11.5 million in 2010.  In addition, we provided indemnification customary for these sorts of transactions.  Future unfavorable developments related to these matters could require us to record additional expenses or make cash payments in excess of recorded liabilities.  The occurrence of these events could have a material adverse affect on our financial condition, results of operations and cash flows.

We are subject to covenants for credit facilities.

We have credit facilities with financial covenants, including a limit on the ratio of debt to earnings before interest, taxes, depreciation, and amortization, limits on the ability to pledge assets, limits on the total amount of indebtedness we can incur, limits on the use of proceeds of asset sales and minimum coverage of interest costs.  Although we believe none of these covenants are presently restrictive to operations, the ability to meet the financial covenants can be affected by changes in our results of operations or financial condition.  We cannot provide assurance that we will meet these covenants.  A breach of any of these covenants could result in a default under existing credit facilities.  Upon the occurrence of an event of default under any of our credit facilities, the lenders could cause amounts outstanding to be immediately payable and terminate all commitments to extend further credit.  The occurrence of these events would have a significant effect on our liquidity and cash flows.

Our growth strategy may not be successful.

One element of our growth strategy is to extend our brand, strengthen our brand portfolio and expand our geographic reach through active programs of selective acquisitions.  While we may identify numerous acquisition opportunities, our due diligence examinations and positions that we may take with respect to appropriate valuations and other transaction terms and conditions may hinder our ability to successfully complete acquisitions to achieve our strategic goals.  In addition, acquisitions present risks of failing to achieve efficient and effective integration, strategic objectives and anticipated revenue improvements and cost savings. There can be no assurance that:

•	we will be able to acquire attractive businesses on favorable terms,
•	all future acquisitions will be accretive to earnings, or
•	future acquisitions will be rapidly and efficiently integrated into existing operations.

Our effective income tax rate could change.

We serve customers in more than 100 countries, including approximately 50 countries where we operate subsidiaries, all of which have different income tax laws and associated income tax rates.  Our effective income tax rate can be significantly affected by changes in the mix of pretax earnings by country and the related income tax rates in those countries.  In addition, our effective income tax rate is significantly affected by the ability to realize deferred tax assets, including those associated with net operating losses.  Changes in income tax laws, income apportionment, or estimates of the ability to realize deferred tax assets, could significantly affect our effective income tax rate, financial position and results of operations.

We have certain environmental and other exposures related to our former coal operations.

We may incur future environmental and other liabilities that are presently unknown in connection with our former coal operations, which could materially and adversely affect our financial condition, results of operations and cash flows.

We may be exposed to certain regulatory and financial risks related to climate change.

Growing concerns about climate change may result in the imposition of additional environmental regulations to which we are subject.  Some form of federal regulation may be forthcoming with respect to greenhouse gas emissions (including carbon dioxide) and/or "cap and trade" legislation.  The outcome of this legislation may result in new regulation, additional charges to fund energy efficiency activities or other regulatory actions.  Compliance with these actions could result in the creation of additional costs to us, including, among other things, increased fuel prices or additional taxes or emission allowances. We may not be able to recover the cost of compliance with new or more stringent environmental laws and regulations from our customers, which could adversely affect our business.  Furthermore, the potential effects of climate change and related regulation on our customers are highly uncertain and may adversely affect our operations.

Forward-Looking Statements

This document contains both historical and forward-looking information.  Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, statements regarding expected revenue growth and earnings, including organic revenue growth and segment operating profit margin in 2011, the pursuit of growth through acquisitions in developed, emerging and adjacent markets, employee relations, liabilities, expenses and cash outflows related to former operations, including benefit plans to pay retiree medical costs, the outcome of pending litigation, including litigation in Belgium, and the anticipated financial effect of the disposition of these matters, the growth of our Cash Logistics services, expected non-segment income and expenses, the realization of deferred tax assets, our anticipated effective tax rate for 2011 and our tax position, the reinvestment of earnings on operations outside the U.S., 2011 projected interest expense,  capital expenditures, net income attributable to noncontrolling interests, capital leases and depreciation and amortization, the funding of our acquisition strategy and pension obligations, the trend of capital expenditures exceeding depreciation and amortization, future payment of bonds issued by the Peninsula Ports Authority of Virginia, the ability to meet liquidity needs, estimated contractual obligations for the next five years and beyond, projected contributions, expenses and payouts for the U.S. retirement plans and the non-U.S. pension plans and the expected long-term rate of return and funded status of the primary U.S. pension plan, expected future contributions to the UMWA plans, liability for black lung obligations, the effect of accounting rule changes, our ability to obtain U.S. dollars operate our business in Venezuela at the SITME rate, the repatriation of cash from our Venezuelan operations, the deductibility of goodwill, future amortizations into net periodic pension cost, the recognition of unrecognized tax positions, the purchase of additional shares of Brink’s Arya, minimum repayments of long-term debt and minimum future lease payments.  Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which could cause actual results, performance or achievements to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond our control, include, but are not limited to the timing of the recovery from the global economic slowdown and its impact on our business opportunities, the recent market volatility and its impact on the demand for our services, the implementation of investments in technology and High-value services and cost reduction efforts and their impact on revenue and profit growth, the ability to identify and execute further cost and operational improvements and efficiencies in our core businesses, the willingness of our customers to absorb fuel surcharges and other future price increases, the actions of competitors, regulatory and labor issues in many of our global operations and security threats worldwide, the impact of turnaround actions responding to current conditions in Europe, the stability of the Venezuelan economy and changes in Venezuelan policy regarding exchange rates, fluctuations in value of the Venezuelan bolivar fuerte, variations in costs or expenses and performance delays of any public or private sector supplier, service provider or customer, our ability to obtain appropriate insurance coverage, positions taken by insurers with respect to claims made and the financial condition of insurers, safety and security performance, our loss experience, changes in insurance costs, the outcome of pending and future claims and litigation, including claims in Belgium relating to our former CIT business in that country, risks customarily associated with operating in foreign countries including changing labor and economic conditions, currency devaluations, safety and security issues, political instability, restrictions on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive government actions, costs associated with the purchase and implementation of cash processing and security equipment, employee and environmental liabilities in connection with our former coal operations, black lung claims incidence, the impact of the Patient Protection and Affordable Care Act on black lung liability and operations, changes to estimated liabilities and assets in actuarial assumptions due to payments made, investment returns and annual actuarial revaluations, the funding requirements, accounting treatment, investment performance and costs and expenses of our retirement plans, the VEBA and other employee benefits, projections regarding the number of participants in and beneficiaries of our employee and retiree benefit plans, mandatory or voluntary retirement plan and VEBA contributions, the number of dependents of mine workers for whom benefits are provided, actual retirement experience of the former coal operation’s employees, actual medical and legal expenses relating to benefits, changes in inflation rates (including medical inflation) and interest rates, changes in mortality and morbidity assumptions, discovery of new facts relating to civil suits, the addition of claims or changes in relief sought by adverse parties, our cash, debt and tax position and growth needs, our demand for capital and the availability and cost of such capital, the nature of our hedging relationships, changes in employee obligations, overall domestic and international economic, political, social and business conditions, capital markets performance, the strength of the U.S. dollar relative to foreign currencies and foreign currency exchange rates, access to the capital and credit markets, changes in estimates and assumptions underlying our critical accounting policies, as more fully described in the section “Application of Critical Accounting Policies” but including the likelihood that net deferred tax assets will be realized, discount rates, expectations of future performance and anticipated return on assets, the timing of deductibility of expenses and inflation, the promulgation and adoption of new accounting standards and interpretations, including ASU 2009-13 and ASU 2009-14, seasonality, pricing and other competitive industry factors, labor relations, new government regulations and interpretations of existing regulations, legislative initiatives, judicial decisions, issuances of permits, variations in costs or expenses and the ability of counterparties to perform.  The information included in this document is representative only as of the date of this document, and The Brink’s Company undertakes no obligation to update any information contained in this document.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We have property and equipment in locations throughout the world.  Branch facilities generally have office space to support operations, a vault to securely process and store valuables and a garage to house armored vehicles and serve as a vehicle terminal.  Many branches have additional space to repair and maintain vehicles. In addition to these branches, we operate approximately 200 leased kiosks in Latin America related to our payment services business.

We own or lease armored vehicles, panel trucks and other vehicles that are primarily service vehicles.  Our armored vehicles are of bullet-resistant construction and are specially designed and equipped to provide security for the crew and cargo.

The following table discloses leased and owned facilities and vehicles for Brink’s most significant operations as of December 31, 2010.

	Facilities			Vehicles
Region	Leased	Owned	Total	Leased	Owned	Total

U. S.	172	25	197	2,089	240	2,329
Canada	47	12	59	506	50	556
North America	219	37	256	2,595	290	2,885

EMEA	241	41	282	718	3,008	3,726
Latin America	339	96	435	451	5,134	5,585
Asia Pacific	109	-	109	2	552	554
International	689	137	826	1,171	8,694	9,865

Total	908	174	1,082	3,766	8,984	12,750

During 2010, we installed approximately 2,000 units, net of dispositions, for our CompuSafe® service.  This is a 19% increase in the installed base since the end of 2009.  Our installed base in the U.S. now stands at approximately 12,300 units.  In 2010, revenues from our CompuSafe® service represented approximately 8% of North America’s revenues.

ITEM 3.  LEGAL PROCEEDINGS

Our former cash-in-transit operation in Belgium (Brink’s Belgium) filed for bankruptcy in November 2010 after a restructuring plan was rejected by local union employees and was placed in bankruptcy on February 2, 2011.  On December 7, 2010, the court-appointed provisional administrators of Brink’s Belgium filed a claim in the Commercial Court of Brussels for €20 million against Brink’s Security International, Inc. (“BSI”), a subsidiary of Brink’s and the majority shareholder of Brink’s Belgium.  The claim alleges that BSI has a binding obligation to support the operations and liabilities of Brink’s Belgium based on a letter of future financial support issued in connection with the statutory audit of Brink’s Belgium’s 2009 accounts.  We do not believe that this claim has merit, and we are pursuing a vigorous defense to contest this action.  We believe that it is reasonably possible that we will incur a loss of up to €20 million (equivalent to $26.5 million at December 31, 2010) if we lose in the court proceeding, but it is also reasonably possible that we will prevail in the court resulting in no loss.  We do not believe that any loss within this range is probable and have not accrued for this matter.  The ultimate resolution of this matter is unknown and the estimated liability may change in the future.  We do not believe that the ultimate disposition of this matter will have a material adverse effect on our liquidity, financial position or results of operations.

In addition, we are involved in various other lawsuits and claims in the ordinary course of business.  We are not able to estimate the range of losses for some of these matters.  We have recorded accruals for losses that are considered probable and reasonably estimable.  We do not believe that the ultimate disposition of any of these matters will have a material adverse effect on our liquidity, financial position or results of operations.

ITEM 4.  [REMOVED AND RESERVED]

Executive Officers of the Registrant

The following is a list as of February 20, 2011, of the names and ages of the executive and other officers of Brink’s indicating the principal positions and offices held by each.  There are no family relationships among any of the officers named.

Name	Age	Positions and Offices Held	Held Since
Executive Officers:
Michael T. Dan	60	President, Chief Executive Officer and Chairman of the Board	1998
Joseph W. Dziedzic	42	Vice President and Chief Financial Officer	2009
Frank T. Lennon	69	Vice President and Chief Administrative Officer	2005
McAlister C. Marshall, II	41	Vice President and General Counsel	2008
Matthew A. P. Schumacher	52	Controller	2001

Other Officers:
Jonathan A. Leon	44	Treasurer	2008
Lisa M. Landry	45	Vice President - Tax	2009
Michael J. McCullough	40	Secretary	2009
Arthur E. Wheatley	68	Vice President – Risk Management and Insurance	1988

Executive and other officers of Brink’s are elected annually and serve at the pleasure of the Board.

Mr. Dan was elected President, Chief Executive Officer and Director of Brink’s in February 1998 and was elected Chairman of the Board effective January 1, 1999.  He also serves as Chief Executive Officer of Brink’s, Incorporated, a position he has held since July 1993.  From August 1992 to July 1993 he served as President of North American operations of Brink’s, Incorporated and as Executive Vice President of Brink’s, Incorporated from 1985 to 1992.

Mr. Dziedzic is the Vice President and Chief Financial Officer of Brink’s.  Mr. Dziedzic was hired on May 25, 2009 and appointed to this position on August 1, 2009.  Before joining Brink’s, Mr. Dziedzic was Chief Financial Officer for GE Aviation Services, a producer, seller and servicer of jet engines, turboprop and turbo shaft engines and related replacement parts, from March 2006 to May 2009.  Prior to this position, Mr. Dziedzic was Manager-Global Financial Planning & Analysis for GE Energy, a provider of products and services related to energy production, distribution and management, from January 2003 to February 2006.

Mr. Lennon was appointed Vice President and Chief Administrative Officer in 2005.  Prior to this position, he was the Vice President, Human Resources and Administration of Brink’s from 1990 through 2005.

Mr. Marshall was appointed Vice President and General Counsel of Brink’s in September 2008 and also held the office of Secretary from September 2008 to July 2009.  Prior to joining Brink’s, Mr. Marshall was the Vice President, General Counsel and Secretary at Tredegar Corporation, a manufacturer of plastic films and aluminum extrusions, from October 2006 to September 2008.  Prior to this position, Mr. Marshall was the Assistant General Counsel and Secretary for Brink’s from July 2006 to September 2006.  Prior to this position, Mr. Marshall was the Assistant General Counsel and Director-Corporate Governance and Compliance for Brink’s from July 2004 to July 2006.  Prior to this position, Mr. Marshall was the Assistant General Counsel for Brink’s from July 2000 to July 2004.

Messrs. Schumacher and Wheatley have served in their present positions for more than the past five years.

Ms. Landry was appointed Vice President-Tax of Brink’s on July 10, 2009.  Prior to this position, Ms. Landry was Director of Taxes and Chief Tax Counsel of Brink’s from December 2006 to July 2009.  Prior to this position, Ms. Landry had held various tax management positions from March 1998 to December 2006.

Mr. Leon is the Treasurer of Brink’s.  Mr. Leon was hired in June 2008 and appointed to this position in July 2008. Before joining Brink’s, Mr. Leon was the Assistant Treasurer for Universal Corporation, a leaf tobacco merchant and processor, from January 2007 to June 2008.  Prior to this position, Mr. Leon was the Assistant Treasurer for Brink’s from July 2005 to January 2007.  Prior to this position, Mr. Leon had held various financial management positions with Brink’s from February 1998 to July 2005.

Mr. McCullough was appointed Secretary of Brink’s on July 10, 2009.  Prior to this position, Mr. McCullough was Assistant General Counsel and Director of Corporate Governance and Compliance of Brink’s from October 2006 to July 2009, and served as Assistant Secretary from July 2007 to July 2009.  Prior to this position, Mr. McCullough had held various internal counsel positions with Brink’s from July 2003 to October 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the symbol “BCO.”  As of February 17, 2011, there were 1,896 shareholders of record of common stock.

The dividends declared and the high and low prices of our common stock for each full quarterly period within the last two years are as follows:

	2010 Quarters				2009 Quarters
	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Dividends declared per common share	$0.1000	0.1000	0.1000	0.1000	$0.1000	0.1000	0.1000	0.1000
Stock prices:
High	$28.93	29.59	23.75	27.42	$32.36	31.28	30.66	26.89
Low	23.37	19.00	18.30	22.55	20.73	25.79	25.00	22.23

See note 16 to the consolidated financial statements for a description of limitations of our ability to pay dividends in the future.

The following graph compares the cumulative 5-year total return provided to shareholders on The Brink’s Company’s common stock compared to the cumulative total returns of the S&P Midcap 400 index and the S&P Midcap 400 Commercial Services & Supplies Index. The graph tracks the performance of a $100 investment in our common stock and in each index from December 31, 2005, through December 31, 2010.  The performance of the Brink’s Company’s common stock assumes that the shareholder reinvested all dividends received during the period and reinvested the proceeds of a hypothetical sale of shares received from the spin-off of our former monitored security business on October 31, 2008.

Source – Research Data Group, Inc.

Comparison of Five-Year Cumulative Total Return Among
Brink’s Common Stock, the S&P MidCap 400 Index and
the S&P Midcap 400 Commercial Services & Supplies Index (1)

	Years Ended December 31,
	2005	2006	2007	2008	2009	2010

The Brink's Company	$100.00	133.94	125.89	177.49	163.11	183.27
S&P Midcap 400 Index	100.00	110.32	119.12	75.96	104.36	132.16
S&P Midcap 400 Commercial Services & Supplies Index	$100.00	118.13	135.34	92.16	110.37	136.57
Copyright © 2011, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.
(1)
For the line designated as “The Brink’s Company” the graph depicts the cumulative return on $100 invested in The Brink’s Company’s common stock.  For the S&P Midcap 400 Index and the S&P Midcap 400 Commercial Services & Supplies Index, cumulative returns are measured on an annual basis for the periods from December 31, 2005, through December 31, 2010, with the value of each index set to $100 on December 31, 2005. Total return assumes reinvestment of dividends and the reinvestment of proceeds from the sale of the shares received related to the spin-off of our former monitored security business on October 31, 2008. We chose the S&P Midcap 400 Index and the S&P Midcap 400 Commercial Services & Supplies Index because we are included in these indices, which broadly measure the performance of mid-size companies in the United States market.

ITEM 6. SELECTED FINANCIAL DATA

Five Years in Review

(In millions, except per share amounts)	2010	2009	2008	2007	2006

Revenues and Income

Revenues	$3,121.5	3,135.0	3,163.5	2,734.6	2,354.3

Segment operating profit	$208.9	213.4	271.9	223.3	184.1
Non-segment income (expense)	(62.6)	(46.6)	(43.4)	(62.3)	(73.4)
Operating profit	$146.3	166.8	228.5	161.0	110.7

Income attributable to Brink’s:
Income from continuing operations	56.8	195.7	131.8	78.4	53.1
Income from discontinued operations (a)	0.3	4.5	51.5	58.9	534.1
Net income attributable to Brink’s	$57.1	200.2	183.3	137.3	587.2

Financial Position

Property and equipment, net	$698.9	549.5	534.0	1,118.4	981.9
Total assets	2,270.5	1,879.8	1,815.8	2,394.3	2,188.0
Long-term debt, less current maturities	323.7	172.3	173.0	89.2	126.3
Brink’s shareholders’ equity	516.2	534.9	214.0	1,046.3	753.8

Supplemental Information

Depreciation and amortization	$136.6	135.1	122.3	110.0	93.0
Capital expenditures	148.8	170.6	165.3	141.8	113.8

Earnings per share attributable to Brink’s common shareholders

Basic:
Continuing operations	$1.18	4.14	2.85	1.68	1.06
Discontinued operations (a)	0.01	0.10	1.11	1.27	10.69
Net income	$1.18	4.23	3.96	2.95	11.75

Diluted:
Continuing operations	$1.17	4.11	2.82	1.67	1.05
Discontinued operations (a)	0.01	0.10	1.10	1.25	10.58
Net income	$1.18	4.21	3.93	2.92	11.64

Cash dividends	$0.4000	0.4000	0.4000	0.3625	0.2125

Weighted-average Shares

Basic	48.2	47.2	46.3	46.5	50.0
Diluted	48.4	47.5	46.7	47.0	50.5
(a)
Income from discontinued operations reflects the operations and gains and losses, if any, on disposal of our former home security, and air freight businesses.  Expenses related to postretirement obligations are recorded as a component of continuing operations after the respective disposal dates.  Adjustments to contingent liabilities are recorded within discontinued operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE BRINK’S COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2010

OPERATIONS

The Brink’s Company

The Brink’s Company offers transportation and logistics management services for cash and valuables throughout the world.  These services include:
•	armored car transportation, which is also known as cash in transit (“CIT”)
•	automated teller machine (“ATM”) replenishment and servicing
•	arranging secure transportation of valuables over long distances and around the world (“Global Services”)
•	security and guarding services (including airport security)
•
currency deposit processing and cash management services.  Cash management services include cash logistics services (“Cash Logistics”), deploying and servicing safes and safe control devices (e.g. our patented CompuSafe® service), coin sorting and wrapping, integrated check and cash processing services (“Virtual Vault Services”)

•	providing bill payment acceptance and processing services to utility companies and other billers (“Payment Services”)

Overview of Results

Non-GAAP Financial Measures
We provide an analysis of our operations below on both a generally accepted accounting principle (“GAAP”) and non-GAAP basis.  The purpose of the non-GAAP information is to report our financial information
•	without certain income and expense items in 2008, 2009 and 2010,
•	as if our results from Venezuela had been translated at the less-favorable parallel exchange rate in 2008 and 2009, and
•	after adjusting tax expense for certain items.

The non-GAAP financial measures are intended to provide information to assist comparability and estimates of future performance.  The adjustments are described in detail and are reconciled to our GAAP results on pages 41- 42.

2010 versus 2009
GAAP Basis:  Our revenues were slightly lower than 2009 and our operating profit declined $21 million or 12% in 2010.  Our earnings per share from continuing operations was $1.17, down from $4.11 last year.  Revenues were lower mainly due to unfavorable currency effects related primarily to a change in the way we translate our Venezuelan results to U.S. dollars.  Revenues also declined due to exiting a French guarding business in 2009 and a CIT business in Belgium in 2010.  Revenues were favorably affected in 2010 by organic growth in our International segment and incremental revenues from the acquisition of a CIT business in Mexico.  Our earnings in 2010 were lower than 2009 primarily because of a $118 million income tax valuation allowance reversal in 2009, lower profits in Venezuela as a result of a change in the way we translate those results, a $14 million gain in 2009 related to an acquisition in India, a $14 million income tax charge in 2010 related to U.S. healthcare legislation, $13 million of losses recognized related to the exit of the CIT business in Belgium, and a $9 million net loss related to the 2010 Mexican acquisition.  Profits in North America were lower than 2009 on price and volume pressure. Our earnings in 2010 were favorably affected by organic improvements in Latin America, improved Global Services performance around the world, lower safety and security losses and higher profits in Europe.

Non-GAAP Basis:  Our revenues increased $224 million or 8% and our operating profit increased $47 million or 39% in 2010.  Our earnings per share from continuing operations was $1.71, up from $1.16 last year.  Revenues increased mainly due to improved performance on an organic basis in our International segment, reflecting higher inflation-based prices.  Revenues were also helped in Latin America from the acquisition of a Mexican CIT business, partially offset by exiting a French guarding business in 2009 and a CIT business in Belgium in 2010.  Our earnings in 2010 were favorably affected by improved Global Services performance around the world, lower safety and security losses, higher profits in Europe, and organic improvements in Latin America.  Profits in North America were lower than 2009 on price and volume pressure.

2009 versus 2008
GAAP basis:  Our revenues and operating profit declined in 2009.  Our segment margin declined in an environment that was extremely difficult for customers in the banking, retail, and diamond and jewelry sectors.  The operating profit decline was primarily due to a highly profitable monetary conversion project in Venezuela in 2008, a $23 million repatriation charge and higher retirement expenses, partially offset by a $14 million gain on an acquisition in India.  The $23 million repatriation charge was the result of our decision to repatriate 76 million bolivar fuertes from our Venezuelan operations at the parallel market rate.  In addition, acquired businesses helped revenues and operating profit in 2009.

Non-GAAP basis:  Our revenues and operating profit declined in 2009.  Revenues in 2009 decreased primarily due to unfavorable changes in currency exchange rates, partially offset by the net positive effect of businesses acquired and disposed in 2009.  The operating profit decline was primarily due to a highly profitable monetary conversion project in Venezuela in 2008 and higher severance and restructuring costs in 2009.

Outlook for 2011
Our organic revenue growth rate for 2011 is expected to be in the mid-to-high single-digit range.  After factoring in $450 million of acquisition-related revenue from Mexico and Canada at approximately break-even margin rates, our 2011 segment operating profit margin is expected to be on the high end of a range between 6.5% and 7.0%.  See page 40 for a summary of our 2011 Outlook.

Definition of Organic Growth
Organic growth represents the change in revenues or operating profit between the current and prior period, excluding the effect of the following items:  acquisitions and dispositions, currency effects (as described on page 27), and the 2010 remeasurement of net monetary assets in Venezuela under highly inflationary accounting.

Business and Strategy Overview
We have four geographic operating segments:  Europe, Middle East, and Africa (“EMEA”); Latin America; Asia Pacific; and North America, which are aggregated into two reportable segments: International and North America. Our North America segment includes operations in the U.S. and Canada.  Our newly acquired Mexican operation is included in our Latin American operating segment.

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

We have significant liabilities associated with our former coal operations, primarily related to retirement plans, which are partially funded by plan trusts.  These trusts sustained significant market losses during the second half of 2008.

Information about our liabilities related to former operations is contained in the following sections of this report:
•	Non-segment Income (Expense) on page 34
•	Liquidity and Capital Resources – Contractual Obligations – on page 51
•	Application of Critical Accounting Policies – on page 55
•	Notes 3 and 17 to the consolidated financial statements, which begin on page 87

RESULTS OF OPERATIONS

Consolidated Review

	GAAP			% Change		Non-GAAP			% Change
Years Ended December 31,	2010	2009	2008	2010	2009	2010	2009	2008	2010	2009
(In millions, except per share amounts)

Revenues	$3,122	3,135	3,164	-	(1)	$3,122	2,897	2,990	8	(3)
Segment operating profit (a)	209	213	272	(2)	(22)	226	175	223	29	(22)
Non-segment expense	(63)	(47)	(43)	34	7	(59)	(55)	(58)	6	(4)
Operating profit	146	167	229	(12)	(27)	167	120	166	39	(28)
Income from continuing operations (b)	57	196	132	(71)	48	83	55	98	51	(44)
Diluted EPS from continuing operations (b)	1.17	4.11	2.82	(72)	46	1.71	1.16	2.10	47	(45)
Amounts may not add due to rounding.

(a)
Segment operating profit is a non-GAAP measure when presented in any context other than prescribed by Accounting Standards Codification Topic 280, Segment Reporting.  The tables on pages 41 and 42 reconcile the measurement to operating profit, a GAAP measure.  Disclosure of total segment operating profit enables investors to assess the total operating performance of Brink’s excluding non-segment income and expense.  Forward-looking estimates related to total segment operating profit and non-segment income (expense) for 2011 are provided on page 40.

(b)	Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.

Summary Reconciliation of Non-GAAP EPS

Years Ended December 31,	2010	2009	2008

GAAP EPS	$1.17	4.11	2.82
Exclude certain large deferred tax adjustments	0.29	(2.48)	-
Exclude Venezuela related items	0.04	0.04	(0.54)
Exclude acquisition and disposition-related items	0.22	(0.52)	(0.18)
Non-GAAP EPS	$1.71	1.16	2.10
Amounts may not add due to rounding.  Non-GAAP results are reconciled to the applicable GAAP results on pages 41-42.

Revenues

GAAP
2010 versus 2009
Revenues in 2010 decreased $14 million or less than 1% primarily due to unfavorable changes in currency exchange rates ($273 million) related primarily to the reporting of 2010 results from Venezuela at a less favorable exchange rate.  Revenues also were affected by the sale of guarding operations in France in 2009 ($48 million) and the exit of unprofitable CIT business in Belgium ($8 million), partially offset by organic growth ($228 million) and the positive effect of businesses acquired in 2010 and 2009 ($88 million).  See page 22 for our definition of “organic.”

Revenues increased 7% on an organic basis due mainly to higher average selling prices (including the effects of inflation in several Latin American countries).

2009 versus 2008
Revenues in 2009 decreased 1% primarily due to unfavorable changes in currency exchange rates ($146 million), mostly offset by the net positive effect of businesses acquired in 2009, net of dispositions ($97 million) and organic growth.

Revenues increased 1% on an organic basis due mainly to higher average selling prices (including the effects of inflation in several Latin American countries), mostly offset by lower volumes in Global Services operations and the loss of guarding contracts in France.

Non-GAAP
2010 versus 2009
Revenues in 2010 increased 8% primarily due to organic growth ($157 million) and revenues from businesses acquired in 2010 and 2009 ($88 million).

Revenues increased 5% on an organic basis due mainly to higher average selling prices (including the effects of inflation in several Latin American countries).

2009 versus 2008
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

Operating Profit

GAAP
2010 versus 2009
Operating profit decreased 12% due mainly to:
•	an unfavorable currency effect ($44 million), related primarily to the reporting of 2010 results from Venezuela at a less favorable exchange rate,
•	expenses of exiting an unprofitable CIT business in Belgium, and
•	higher non-segment expenses;
partially offset by growth on an organic basis in our International segment.

2009 versus 2008
Operating profit decreased 27% due mainly to
•	the inclusion in 2008 results of profits from the monetary conversion project in Venezuela that was completed in 2008,
•	a $12 million increase in restructuring and severance costs, primarily in Europe,
•	$6 million in accounting corrections in Belgium, and
•	higher non-segment expenses.

Non-GAAP
2010 versus 2009
Operating profit increased 39%.  The operating profit increase in the International segment more than offset the decline in North America.  Results were also affected by price and volume pressure across most of our global markets.

2009 versus 2008
Operating profit decreased 28% mainly due to
•	the inclusion in 2008 results of profits from the monetary conversion project in Venezuela that was completed in 2008,
•	a $12 million increase in restructuring and severance costs, primarily in Europe, and
•	$6 million in accounting corrections in Belgium;
partially offset by lower non-segment expenses.

Income from continuing operations and Net income, and related per share amounts
(attributable to Brink’s)

GAAP
2010 versus 2009
Income from continuing operations and net income (and related per share amounts) was lower in 2010 compared to 2009. In addition to the above described factors affecting operating profit, income from continuing operations attributable to Brink’s and earnings per share decreased primarily due to a $118 million income tax valuation allowance reversal in 2009 and a $14 million income tax charge in 2010 related to U.S. healthcare legislation.  These factors were partially offset by a $7 million non-cash income tax benefit related to an income tax settlement.

2009 versus 2008
Income from continuing operations and net income (and related per share amounts) was higher in 2009 compared to 2008 primarily as a result of a release of a deferred tax valuation allowance, as more fully described on page 55, partially offset by lower operating profits.

Non-GAAP
2010 versus 2009
Income from continuing operations and net income (and related per share amounts) was higher in 2010 compared to 2009 primarily as a result of better performance of our International segment.

2009 versus 2008
Income from continuing operations and net income (and related per share amounts) was lower in 2009 compared to 2008 primarily as a result of lower operating profits.

Segment Operating Results
Segment Review
2010 versus 2009
GAAP
		Organic	Acquisitions /	Currency		% Change
(In millions)	2009	Change	Dispositions (b)	(c)	2010	Total	Organic
Revenues:
EMEA	$1,258	33	(45)	(46)	1,200	(5)	3
Latin America	905	171	52	(250)	877	(3)	19
Asia Pacific	79	18	25	5	127	61	23
International	2,241	222	32	(290)	2,204	(2)	10
North America	894	7	-	17	918	3	1
Total	$3,135	228	32	(273)	3,122	-	7

Operating profit:
International	$157	80	(4)	(68)	165	5	51
North America	57	(13)	-	1	44	(22)	(24)
Segment operating profit	213	67	(4)	(67)	209	(2)	31
Non-segment (a)	(47)	(15)	(24)	23	(63)	34	32
Total	$167	52	(28)	(44)	146	(12)	31

Segment operating margin:
International	7.0%				7.5%
North America	6.3%				4.8%
Segment operating margin	6.8%				6.7%

Non-GAAP
		Organic	Acquisitions /	Currency		% Change
(In millions)	2009	Change	Dispositions (b)	(c)	2010	Total	Organic
Revenues:
EMEA	$1,258	33	(45)	(46)	1,200	(5)	3
Latin America	667	100	52	59	877	32	15
Asia Pacific	79	18	25	5	127	61	23
International	2,003	150	32	19	2,204	10	8
North America	894	7	-	17	918	3	1
Total	$2,897	157	32	36	3,122	8	5

Operating profit:
International	$118	49	9	6	181	53	41
North America	57	(13)	-	1	44	(22)	(24)
Segment operating profit	175	35	9	7	226	29	20
Non-segment (a)	(55)	(4)	-	-	(59)	6	6
Total	$120	32	9	7	167	39	26

Segment operating margin:
International	5.9%				8.2%
North America	6.3%				4.8%
Segment operating margin	6.0%				7.2%
Amounts may not add due to rounding.
(a)	Includes income and expense not allocated to segments (see page 34 for details).
(b)	Includes operating results and gains/losses on acquisitions, sales and exit of businesses.
(c)
Revenue and Segment Operating Profit:  The “Currency” amount in the table is the summation of the monthly currency changes, plus (minus) the U.S. dollar amount of remeasurement currency gains (losses) of bolivar fuerte-denominated net monetary assets recorded under highly inflationary accounting rules in 2010 related to the Venezuelan operations.  The monthly currency change is equal to the Revenue or Operating Profit for the month in local currency, on a country-by-country basis, multiplied by the difference in rates used to translate the current period amounts to U.S. dollars versus the translation rates used in the year-ago month.  The functional currency in Venezuela was the bolivar fuerte in 2009, and became the U.S. dollar in 2010 under highly inflationary accounting rules.  Remeasurement gains and losses under these rules in 2010 are recorded in U.S. dollars but these gains and losses are not recorded in local currency.  Local currency Revenue and Operating Profit in 2010 used in the calculation of monthly currency change for Venezuela have been derived from the U.S. dollar results of the Venezuelan operations under GAAP (excluding remeasurement gains and losses) using current period currency exchange rates.

Non-Segment Operating Profit:  The “Currency” amount in the table is the 2009 losses incurred in Venezuela related to increases in cash held in U.S. dollars by Venezuela subsidiaries (see page 42 for details).

Segment Review
2010 versus 2009

Total Segment Operating Profit

GAAP
Segment operating profit decreased 2% as the unfavorable currency effect in our International segment and losses recognized on the exit of unprofitable CIT business in Belgium were mostly offset by organic growth.

Non-GAAP
Segment operating profit increased 29% as growth on an organic basis in the International segment and the net positive effect from acquisitions and dispositions was partially offset by a decline on an organic basis in North America.

International Segment

Total International
GAAP
Revenues in 2010 for our international segment were 2% lower ($37 million) than 2009 as:
•	revenues in EMEA were 5% lower ($58 million), and
•	revenues in Latin America were 3% lower ($27 million);
partially offset by 61% ($48 million) higher revenues in Asia Pacific.

Operating profit in our international segment was 5% higher ($8 million) as better results in EMEA and Asia Pacific were mostly offset by lower profits in Latin America.

Non-GAAP
Revenues in 2010 for our international segment were 10% higher ($201 million) than 2009 as:
•	revenues in Latin America were 32% higher ($211 million), including the positive effect of businesses acquired in 2010, and
•	revenues in Asia Pacific were 61% higher ($48 million), including the positive effect of businesses acquired in 2009;
partially offset by 5% lower ($58 million) revenues in EMEA.

Operating profit in our international segment was 53% higher as all regions showed improvement.

EMEA
GAAP
EMEA revenues decreased by 5% ($58 million) due mainly to:
•	negative currency translation ($46 million),
•	loss of revenue resulting from the sale of certain guarding operations in France in 2009 ($48 million),
•	loss of guarding contracts in France ($9 million), and
•	loss of revenue resulting from fourth quarter 2010 exit of CIT business in Belgium ($8 million);
partially offset by organic revenue growth.

Revenue improved on an organic basis by 3% driven by the 2010 rebound of Global Services, as well as improvements in Germany and emerging markets.

EMEA operating profit increased in total ($14 million) as well as on an organic basis ($25 million) driven by:
•	lower severance ($7 million),
•	2009 included accounting corrections in Belgium ($6 million),
•	characterization of a French business tax as an income tax ($6 million),
•	improved safety and security performance,
•	the sale of guarding operations in France,
•	improved results in Global Services,
•	lower losses resulting from the exit of unprofitable CIT business in Belgium, and
•	lower software impairment charges.

The operating profit improvements were partially offset by $13 million of charges related to the exit of our CIT business in Belgium (write-off of our carrying value of the investment and advances to the subsidiary) as well as higher costs to support our expansion and growth in emerging markets.

Non-GAAP

The analysis of EMEA non-GAAP revenues is the same as the analysis of EMEA GAAP revenues.

EMEA operating profit increased in total ($27 million) as well as on an organic basis ($25 million) driven by:
•	lower severance ($7 million),
•	2009 included accounting corrections in Belgium ($6 million),
•	characterization of a French business tax as an income tax ($6 million),
•	improved safety and security performance,
•	the sale of guarding operations in France,
•	improved results in Global Services,
•	lower losses from the exit of unprofitable CIT business in Belgium, and
•	and lower software impairment charges;
partially offset by higher costs to support our expansion and growth in emerging markets.

Deconsolidation of Brink’s Belgium
Our cash-in-transit subsidiary in Belgium (Brink’s Belgium) filed for bankruptcy in November 2010 after a restructuring plan was rejected by local union employees.  We deconsolidated the subsidiary in November 2010, when the court-appointed trustee assumed control of the subsidiary, as we no longer control or provide funding for the subsidiary.  See a more detailed discussion in the Contingent Matters section on page 54.

A summary of the revenues and operating losses for Brink’s Belgium in the three years ending December 31, 2010, is as follows:

(In millions)	2010	2009 (b)	2008

Revenues	$35.2	51.3	50.1
Operating loss (a)	7.6	9.4	0.4
(a)	Operating loss includes severance charges of $2 million in 2010 and $2 million in 2009.
(b)	Operating loss includes accounting corrections of $6 million, which relate to prior periods.

Latin America
GAAP
Revenue in Latin America decreased 3% ($28 million), as unfavorable currency translation ($250 million) more than offset the incremental revenues from our acquisition in Mexico ($52 million) and growth on an organic basis.

The 19% revenue growth on an organic basis ($171 million) was due to inflation-based price increases across the region.

Operating profit decreased $13 million due primarily to unfavorable currency items ($65 million), partially offset by organic volume growth throughout the region and improved safety and security performance.

Non-GAAP
Revenue in Latin America increased 32% ($210 million) due to incremental revenues from our acquisition in Mexico ($52 million), inflation-based price increases and a favorable currency effect ($59 million) primarily in Venezuela, Brazil and Colombia.

The inflation-based price increases were also the primary reason for the organic revenue increase of 15%.

Operating profit increased $29 million due primarily to organic growth and improved safety and security performance.

Asia-Pacific
Revenue in Asia Pacific increased 61% ($48 million) primarily due to Global Services’ strong finish of the year, reflecting increased commodities volumes along with some improvements in the diamond and jewelry business, as well as third-quarter 2009 acquisitions in India ($16 million) and China ($9 million).

Operating profit increased $7 million driven by organic growth ($5 million) and the 2009 acquisitions ($2 million).

North American Segment

Revenues in North America increased 3% ($24 million) on favorable currency rates in Canada ($17 million).  Revenue increased slightly (1% or $7 million) on an organic basis despite continued CIT volume and pricing pressures.

Operating profit declined $13 million or 22% mainly due to CIT volume and pricing pressure, partially offset by improved safety and security performance and Global Services improvement.

Segment Review
2009 versus 2008
GAAP
		Organic	Acquisitions /	Currency		% Change
(In millions)	2008	Change	Dispositions	(b)	2009	Total	Organic
Revenues:
EMEA	$1,359	(22)	3	(83)	1,258	(7)	(2)
Latin America	801	75	80	(51)	905	13	9
Asia Pacific	72	(4)	12	(1)	79	10	(5)
International	2,231	49	95	(135)	2,241	-	2
North America	932	(28)	2	(11)	894	(4)	(3)
Total	$3,164	21	97	(146)	3,135	(1)	1

Operating profit:
International	$215	(60)	9	(8)	157	(27)	(28)
North America	57	-	-	-	57	(1)	-
Segment operating profit	272	(60)	9	(8)	213	(22)	(22)
Non-segment (a)	(43)	(3)	-	-	(47)	7	7
Total	$229	(63)	9	(8)	167	(27)	(27)

Segment operating margin:
International	9.6%				7.0%
North America	6.1%				6.3%
Segment operating margin	8.6%				6.8%
Non-GAAP
		Organic	Acquisitions /	Currency		% Change
(In millions)	2008	Change	Dispositions	(b)	2009	Total	Organic
Revenues:
EMEA	$1,359	(22)	3	(83)	1,258	(7)	(2)
Latin America	627	58	80	(99)	667	6	9
Asia Pacific	72	(4)	12	(1)	79	10	(5)
International	2,058	32	95	(183)	2,003	(3)	2
North America	932	(28)	2	(11)	894	(4)	(3)
Total	$2,990	4	97	(194)	2,897	(3)	-

Operating profit:
International	$166	(46)	9	(11)	118	(29)	(27)
North America	57	-	-	-	57	(1)	-
Segment operating profit	223	(46)	9	(12)	175	(22)	(20)
Non-segment (a)	(58)	2	-	-	(55)	(4)	(4)
Total	$166	(43)	9	(12)	120	(28)	(26)

Segment operating margin:
International	8.1%				5.9%
North America	6.1%				6.3%
Segment operating margin	7.5%				6.0%
See page 27 for footnotes.

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

Non-GAAP
Segment operating profit decreased 22%, and 20% on an organic basis, mainly due to
•	the inclusion in 2008 results of profits from the monetary conversion project in Venezuela that was completed in 2008,
•	a $12 million increase in restructuring and severance costs, primarily in Europe, and
•	$6 million in accounting corrections in Belgium.

International Segment

Total International
GAAP
Revenues in 2009 for our international segment were even with 2008 as
•	revenues in EMEA were 7% lower,
•	revenues in Latin America were 13% higher, and
•	revenues in Asia Pacific were 10% higher.

Operating profit in our international segment was 27% lower than 2008 as we earned lower profits in EMEA and Latin America.

Non-GAAP
Revenues in 2009 for our international segment were 3% lower than 2008 as
•	revenues in EMEA were 7% lower,
•	revenues in Latin America were 6% higher, and
•	revenues in Asia Pacific were 10% higher.

Operating profit in our international segment was 29% lower than 2008 as we earned lower profits in EMEA and Latin America.

EMEA
EMEA revenues were down 7% due mainly to
•	unfavorable currency ($83 million),
•	a loss of guarding contracts in France ($34 million) and
•	a sale of certain guarding operations in France ($5 million).

EMEA revenues were down 2% on an organic basis due to
•	the loss of guarding contracts in France ($34 million), and
•	continued pricing and volume pressure throughout region.

EMEA operating profit was down 65% due primarily to
•	higher severance costs (up $10 million) related to contract losses and turnaround efforts,
•	accounting corrections in Belgium ($6 million), and
•	Global Services being down across the region on weak diamond and jewelry demand.

Latin America
GAAP
Revenue in Latin America increased 13% on
•	higher CIT volume,
•	inflation-based price increases, and
•	an acquisition in Brazil ($74 million).

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

Non-GAAP
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

Revenues on an organic basis and operating profit were down due to lower diamond and jewelry demand.

North American Segment

Revenues in North America were down 4% on lower volume in CIT and Global Services, partially offset by higher selling prices.  Operating profit in North America was flat with 2009 with revenue declines offset by cost reductions.

Non-segment Income (Expense) (a)

GAAP	Years Ended December 31,			% change
(In millions)	2010	2009	2008	2010	2009

Corporate and former operations:
General and administrative	$(38.6)	(36.7)	(48.8)	5	(25)
Strategic reviews and proxy matters	-	-	(4.8)	-	(100)
Retirement costs (primarily former operations)	(22.7)	(20.7)	2.7	10	NM
Subtotal	(61.3)	(57.4)	(50.9)	7	13

Other amounts not allocated to segments:
Gains (losses) related to business acquisitions:
Bargain purchase of Mexican CIT business	5.1	-	-	NM	-
Remeasurement of previously held ownership interests to fair value	(13.7)	14.9	-	NM	NM
Royalty income:
Brand licensing fees from BHS	4.9	6.8	1.1	(28)	fav
Other	2.1	1.8	1.7	17	6
Currency exchange transaction gains (losses)	-	(22.3)	(8.4)	(100)	165
Gains on sale of property and other assets	0.3	9.6	13.1	(97)	(27)
Subtotal	(1.3)	10.8	7.5	NM	44

Non-segment income (expense)	$(62.6)	(46.6)	(43.4)	34	7
(a)	Includes corporate, former operations and other amounts not allocated to segment results.

Non-segment expenses in 2010 were $16 million or 34% higher than 2009, mainly due to
•	a 2010 net loss recognized related to Mexico acquisition ($9 million), and
•	2009 included a $15 million gain from business acquisitions in India and Panama, and
•	lower 2010 gains on the sale of property and other assets ($9 million);
partially offset by
•	higher 2009 currency exchange transaction losses ($22 million), including a $23 million charge related to repatriating dividends from Venezuela.

Non-segment expenses in 2009 were $3 million or 7% higher than 2008, mainly due to
•	higher retirement expenses ($23 million),
•	higher currency exchange transaction losses ($14 million), including a $23 million charge related to repatriating dividends from Venezuela, and
•	lower gains on asset sales ($4 million);
mostly offset by
•	lower general and administrative expense ($12 million), including lower bonus accruals ($6 million),
•	a gain on an acquisition in India ($14 million),
•	higher royalty income ($6 million), and
•	costs in 2008 for strategic reviews and proxy matters ($5 million).

Outlook for 2011
We believe that non-segment expenses will remain approximately $63 million in 2011.  See page 40 for a summary of our 2011 Outlook.

Non-GAAP	Years Ended December 31,			% change
(In millions)	2010	2009	2008	2010	2009

Corporate and former operations:
General and administrative	$(38.6)	(36.7)	(48.8)	5	(25)
Strategic reviews and proxy matters	-	-	(4.8)	-	(100)
Retirement costs (primarily former operations)	(22.7)	(20.7)	2.7	10	NM
Subtotal	(61.3)	(57.4)	(50.9)	7	13

Other amounts not allocated to segments:
Royalty income	2.1	1.8	1.7	17	6
Currency exchange transaction gains (losses)	-	0.2	(8.4)	(100)	NM
Gains on sale of property and other assets	0.3	-	-	NM	-
Subtotal	2.4	2.0	(6.7)	20	NM

Non-segment income (expense)	$(58.9)	(55.4)	(57.6)	6	(4)

Non-segment expenses on a non-GAAP basis in 2010 were $4 million or 6% higher than 2009, mainly due to higher retirement costs ($2 million) and general and administrative expenses ($2 million).

Non-segment expenses in 2009 were $2 million or 4% lower than 2008, mainly due to
•	lower general and administrative expense ($12 million), including lower bonus accruals ($6 million),
•	lower foreign exchange losses ($9 million), and
•	costs in 2008 for strategic reviews and proxy matters ($5 million);
partially offset by higher retirement expenses ($23 million).

Other Operating Income (Expense)

Other operating income (expense) includes segment and non-segment other operating income and expense.

	Years Ended December 31,			% change
(In millions)	2010	2009	2008	2010	2009

Gains (losses) related to business acquisitions:
Bargain purchase of Mexican CIT business	$5.1	-	-	NM	-
Remeasurement of previously held ownership interests to fair value	(13.7)	14.9	-	NM	NM
Deconsolidation of Brink’s Belgium and write-down to fair value	(13.4)	-	-	NM	-
Currency exchange transaction gains (losses)	(4.0)	(41.4)	(18.1)	(90)	129
Royalty income	7.6	8.6	2.8	(12)	fav
Gains on sales of property and other assets	1.2	9.4	13.1	(87)	(28)
Share in earnings of equity affiliates	3.9	4.5	5.0	(13)	(10)
Impairment losses	(0.7)	(2.7)	(1.9)	(74)	42
Other	4.5	3.2	3.7	41	(14)
Other operating income (expense)	$(9.5)	(3.5)	4.6	171	NM

2010 versus 2009
Other operating expense increased in 2010 primarily as a result of
•	$9 million of net losses related to 2010 acquisitions as compared to $15 million in gains related to acquisitions in 2009,
•	a $13 million charge related to the deconsolidation of Brink’s Belgium, and
•	lower gains on sales of property and other assets ($8 million);
partially offset by higher 2009 currency exchange transaction losses of $37 million, including a $23 million charge related to repatriating dividends from Venezuela.

2009 versus 2008
Other operating income (expense) was worse in 2009 primarily as a result of
•	higher foreign currency transaction losses, including the $23 million loss from repatriating 76 million bolivar fuertes held in Venezuela at the parallel exchange rate;
•	lower gains on asset sales of $4 million;
partially offset by
•	gains that total $15 million primarily related to the acquisition of a controlling interest in India; and
•	royalty income from the licensing agreement with BHS was $6 million higher.

Nonoperating Income and Expense

Interest Expense

	Years Ended December 31,			% change
(In millions)	2010	2009	2008	2010	2009

Interest expense	$14.8	11.3	12.0	31	(6)

We renegotiated our $400 million revolving credit facility in July 2010.  As expected, our interest expense was higher in 2010 as a result of higher interest rate spreads above LIBOR and other costs related to the new facility.  Interest expense was also higher due to higher average borrowings on our revolving credit facility resulting from repurchases of our common stock and acquisitions.

Interest expense in 2009 decreased mainly due to lower average interest rates.

Outlook for 2011
We expect our interest expense to be $20-24 million in 2011, up from $15 million in 2010 because of:
•	higher average debt outstanding due to:
•	acquisitions in Mexico and Canada late in 2010;
•	financing capital investments (including capital leases); and
•	2010 share repurchases;
•	higher average interest rates due to:
•	the 2010 refinancing of the Revolving Facility at a higher interest rate;
•	the January 2011 issuance of $100 million in unsecured private placement notes at interest rates that are higher than recent average rates; and
•	expected increases in the Revolving Facility LIBOR index rates.

The higher interest rates and other costs of borrowings under a new credit facility are further discussed in Liquidity and Capital Resources – Capitalization – Debt.

Interest and Other Income
	Years Ended December 31,			% change
(In millions)	2010	2009	2008	2010	2009

Interest income	$4.1	10.8	15.0	(62)	(28)
Other-than-temporary impairment of available-for-sale securities	-	-	(7.1)	-	(100)
Gain on available-for-sale securities	3.8	-	0.9	NM	(100)
Other, net	0.2	-	(0.7)	NM	(100)
Total	$8.1	10.8	8.1	(25)	33

Interest income was lower in 2010 primarily due to lower average levels of cash and cash equivalents in Venezuela resulting from repatriations of cash in the fourth quarter 2009 and first half 2010 as well as overall lower interest rates in 2010.  Interest income also decreased due to translating Venezuelan operations using a weaker exchange rate in 2010 compared to 2009.  We recognized a $4.0 million gain in 2010 on the conversion of certain available-for-sale securities.  The conversion resulted from an exchange of the securities we held for shares of equity securities in two other publicly held companies and a small amount of cash.  The shares received in the conversion were sold in January 2011 and we recognized another $1.8 million gain in the first quarter of 2011.

In 2009, interest income decreased due to lower interest rates and lower average levels of cash and cash equivalents in certain countries.  Our results in 2008 included a $7.1 million other-than-temporary impairment loss on available-for-sale securities.

Income Taxes

Summary Rate Reconciliation – GAAP
	Years Ended December 31,
(In percentages)	2010	2009	2008

U.S. federal tax rate	35.0%	35.0%	35.0%
Increases (reductions) in taxes due to:
Adjustments to valuation allowances	10.5	(68.2)	(6.1)
Foreign income taxes	(7.4)	(3.5)	(5.8)
Medicare subsidy for retirement plans	9.8	(0.9)	(0.8)
Nontaxable acquisition (gain) loss	2.1	(2.9)	-
Nondeductible repatriation charge	-	4.7	-
Other	(2.0)	(0.9)	1.3
Income tax rate on continuing operations	48.0%	(36.7%)	23.6%

Summary Rate Reconciliation – Non-GAAP (a)
	Years Ended December 31,
(In percentages)	2010	2009	2008

U.S. federal tax rate	35.0%	35.0%	35.0%
Increases (reductions) in taxes due to:
Adjustments to valuation allowances	7.1	3.4	(7.8)
Tax settlement	(4.5)	-	-
French business tax	2.5	-	-
Other	(4.1)	(1.7)	(2.4)
Income tax rate on Non-GAAP continuing operations	36.0%	36.7%	24.8%
(a)	See pages 41-42 for a reconciliation of non-GAAP results to GAAP.

Overview
Our effective tax rate has varied in the past three years from the statutory U.S. federal rate due to various factors, including:
•	changes in judgment about the need for valuation allowances
•	changes in the geographical mix of earnings
•	a nondeductible Venezuela repatriation charge
•	nontaxable acquisition gains and losses
•	changes in laws in the U.S. and France
•	timing of benefit recognition for uncertain tax positions
•	state income taxes

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

Outlook
The effective income tax rate for 2011 is expected to be between 36% and 39%.  Our effective tax rate may fluctuate materially from these estimates due to changes in forecasted permanent book-tax differences, the expected geographical mix of earnings, changes in current or deferred taxes due to legislative changes, changes in valuation allowances or accruals for contingencies and other factors.

Continuing Operations
2010 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in 2010 was higher than the 35% U.S. statutory tax rate largely due to a $13.7 million reduction in deferred tax assets as a result of U.S. healthcare legislation enacted in 2010, and $13.5 million in higher taxes related to non-U.S. tax jurisdictions, partially offset by a $7.0 million non-cash income tax benefit related to a tax settlement.  Non-U.S. taxes were higher than 35% primarily due to an increase in our valuation allowance position as a result of our assessment of historical and future taxable income, the characterization of a French business tax as an income tax based upon legislative changes effective January 1, 2010 and a nondeductible loss on the Mexico acquisition.

2009 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in 2009 was lower than the 35% U.S. statutory tax rate due to $117.8 million in lower tax expense primarily resulting from the reversal of a U.S. valuation allowance, $4.9 million in lower taxes due to the nontaxable India gain, partially offset by $7.9 million in higher taxes due to the nondeductible Venezuela repatriation charge.  (See Application of Critical Accounting Policies—Deferred Tax Asset Valuation Allowance on page 55 for an explanation of a description of our accounting policy, assumptions used and a sensitivity analysis).

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

Other
As of December 31, 2010, we have not recorded U.S. federal deferred income taxes on approximately $410 million of undistributed earnings of foreign subsidiaries and equity affiliates in accordance with Accounting Principles Board Opinion 23, Accounting for Income Taxes – Special Areas, as amended.  We expect that these earnings will be permanently reinvested in operations outside the U.S.  It is not practical to compute the estimated deferred tax liability on these earnings.

Noncontrolling Interests

	Years Ended December 31,			% change
(In millions)	2010	2009	2008	2010	2009

Net income attributable to noncontrolling interests	$15.7	31.7	39.8	(50)	(20)

The decrease in net income attributable to noncontrolling interests in 2010 was primarily due to a decrease in the earnings of our Venezuelan subsidiaries as a result of reporting 2010 results at a less favorable exchange rate.

The decrease in net income attributable to noncontrolling interests in 2009 was primarily due to a decrease in the earnings of our Venezuelan operations driven mainly by the absence of the highly profitable 2008 currency conversion project.

Outlook for 2011.   We expect net income attributable to noncontrolling interests to be $20-24 million in 2011, up from $16 million reflecting expected increased earnings from non-wholly owned subsidiaries, including Venezuela.

Income from Discontinued Operations

	Years Ended December 31,
(In millions)	2010	2009	2008

Brink’s Home Security Holdings, Inc. (“BHS”):
Income from operations before tax (a)	$-	-	105.4
Expense associated with the spin-off	-	-	(13.0)

Adjustments to contingencies of former operations:
Gain from FBLET refunds	-	19.7	-
BAX Global indemnification	1.7	(13.2)	-
Insurance recoveries related to BAX Global indemnification	1.6	-	-
Workers’ compensation	(7.2)	(1.5)	(1.0)
Other	0.8	1.8	5.9
Income (loss) from discontinued operations before income taxes	(3.1)	6.8	97.3
Provision (credit) for income taxes	(3.4)	2.3	45.8
Income from discontinued operations, net of tax	$0.3	4.5	51.5
(a)	Revenues of BHS were $442.4 million in 2008 (partial year).

Federal Black Lung Excise Tax (“FBLET”) refunds
The Energy Improvement and Extension Act of 2008 enabled taxpayers to file claims for FBLET refunds for periods prior to those open under the previously applicable statute of limitations.  In 2009, we received FBLET refunds and recognized a pre-tax gain of $19.7 million.

BAX Global
BAX Global, a former business unit, had been defending a claim related to the apparent diversion by a third party of goods being transported for a customer.  On April 23, 2010, the Dutch Supreme Court denied the final appeal of BAX Global, letting stand the lower court ruling that BAX Global is liable for this claim.   We had contractually indemnified the purchaser of BAX Global for this contingency.  We recognized €9 million ($13.2 million) related to this matter in discontinued operations in 2009 and made an $11.5 million payment in 2010 in satisfaction of the judgment.  We have insurance coverage applicable to this matter and we have collected $1.6 million from insurance companies in 2010.

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

In connection with the spin-off, we entered into a Tax Matters Agreement with BHS which provided a basis for the preparation and filing of tax returns for pre-spin and post-spin operations of BHS in 2008.  As authorized by the Tax Matters Agreement, we made certain elections related to BHS’ operations for our U.S. federal and state 2008 consolidated tax returns in 2009. These elections have the effect of decreasing the net deferred tax assets allocated to BHS at the time of the spin-off. As a result, we increased the amount of our current income tax receivable during 2009 by $26.8 million, with an offsetting increase in retained earnings to adjust the amount of the spin-off distribution.

After the spin-off, we reclassified BHS’ results of operations, including previously reported results and non-segment income (expense) directly related to the spin-off, within discontinued operations.

Interest Expense
Interest expense included in discontinued operations was $0.3 million in 2008.  Interest expense recorded in discontinued operations includes only interest on third-party borrowings made directly by BHS.

Summary of Selected Results and Outlook

2011 Revenue:  Mid-to-high single-digit percentage organic growth over 2010

2011 Segment Margin:  High end of 6.5% to 7.0% (includes effect of 2010 acquisitions)

	GAAP		Non-GAAP
	Full-Year 2010	Full-Year 2011 Estimate	Full-Year 2010	Full-Year 2011 Estimate

Non-Segment:
General and administrative	$39	40	$39	40
Retirement plans	23	25	23	25
Royalty income (a)	(7)	(2)	(2)	(2)
Acquisition loss (b)	9	-	-	-
Other	-	-	-	-
Non-Segment	$63	63	$59	63

Effective income tax rate	48%	36% – 39%	36%	36% – 39%

Interest Expense	$15	20 – 24	$15	20 – 24

Net income attributable to
noncontrolling interests	$16	20 – 24	$17	20 – 24

Property and equipment acquired during the year
Capital expenditures (c)	$149	190 – 200	$149	190 – 200
Capital leases	34	30 – 40	34	30 – 40
Total	183	220 – 240	183	220 – 240

Depreciation and amortization	137	160 – 170	137	160 – 170

Amounts may not add due to rounding.

(a)	Non-GAAP reflects the elimination of royalties from former home security unit in 2010.
(b)
Amount is the net of $14 million remeasurement loss on our previously held noncontrolling interest in SPP and a $5 million bargain purchase gain related to the acquisition of a controlling interest in SPP.

(c)	The 2011 estimate includes $30 million related to Mexico acquisition.

For more information about our outlook, see:
•	page 22 for organic revenue growth,
•	page 22 for segment operating margin,
•	page 34 non-segment expenses,
•	page 37 for effective income tax rate,
•	page 36 for interest expense,
•	page 38 for net income attributable to noncontrolling interests,
•	page 46 for property and equipment acquired during the year, and
•	page 46 for depreciation and amortization.

Non-GAAP Results – Reconciled to Amounts Reported under GAAP

Non-GAAP results described in this filing are financial measures that are not required by, or presented in accordance with generally accepted accounting principles (“GAAP”).

Purpose of Non-GAAP Information

The purpose of the non-GAAP information is to report our financial information
•	without income and expense items described below in 2008, 2009 and 2010,
•	as if our results from Venezuela had been translated at the less-favorable parallel exchange rate in 2008 and 2009, and
•	after adjusting tax expense for items described below.

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

	GAAP Basis	Re-measure Venezuelan Net Monetary Assets (a)	Royalty from BHS (b)	Exit Belgium CIT Business (c)	Mexico Acquisition (d)	Non-Segment Asset Sales (e)	Adjust Income Tax Rate (f)	Non-GAAP Basis

	Full Year 2010
Operating profit:
International	$164.8	3.2	-	13.4	-	-	-	181.4
North America	44.1	-	-	-	-	-	-	44.1
Segment operating profit	208.9	3.2	-	13.4	-	-	-	225.5
Non-segment	(62.6)	-	(4.9)	-	8.6	-	-	(58.9)
Operating profit	$146.3	3.2	(4.9)	13.4	8.6	-	-	166.6

Amounts attributable to Brink’s:
Income from cont. ops.	$56.8	2.0	(3.0)	7.8	8.6	(3.0)	13.7	82.9
Diluted EPS – cont. ops.	1.17	0.04	(0.06)	0.16	0.18	(0.06)	0.29	1.71

Amounts may not add due to rounding.

(a)
To reverse remeasurement gains and losses in Venezuela.  For accounting purposes, Venezuela is considered a highly inflationary economy.  Under GAAP, subsidiaries that operate in Venezuela record gains and losses in earnings for the remeasurement of bolivar fuerte-denominated net monetary assets.

(b)	To eliminate royalty income from Brink’s Home Security.
(c)	To eliminate loss on exit of Belgium cash-in-transit (CIT) business.
(d)
To eliminate a bargain purchase gain related to the acquisition of a controlling interest in Mexico and a loss from the remeasurement of a previously held noncontrolling interest which was previously accounted for as a cost-method investment.

(e)	To eliminate gain on exchange of marketable equity securities.
(f)
The full-year 2010 non-GAAP tax expense excludes $13.7 million of tax expense related to the reversal of a deferred tax asset as a result of U.S. healthcare legislation as well as the tax effect of the other pretax non-GAAP adjustments.  The full-year non-GAAP effective income tax rate for 2010 was 36%.

Non-GAAP Results – Reconciled to Amounts Reported Under GAAP (Continued)

	GAAP Basis	Change to Parallel Rate (a)	Venezuelan Currency Losses (b)	Acquisition Gain (c)	Royalty from BHS (d)	Non-Segment Asset Sales (e)	Adjust Income Tax Rate (f)	Non-GAAP Basis
	Full Year 2009
Revenues:
EMEA	$1,257.5	-	-	-	-	-	-	1,257.5
Latin America	904.7	(237.9)	-	-	-	-	-	666.8
Asia Pacific	78.7	-	-	-	-	-	-	78.7
International	2,240.9	(237.9)	-	-	-	-	-	2,003.0
North America	894.1	-	-	-	-	-	-	894.1
Revenues	$3,135.0	(237.9)	-	-	-	-	-	2,897.1
Operating profit:
International	$156.8	(43.0)	4.5	-	-	-	-	118.3
North America	56.6	-	-	-	-	-	-	56.6
Segment operating profit	213.4	(43.0)	4.5	-	-	-	-	174.9
Non-segment	(46.6)	-	22.5	(14.9)	(6.8)	(9.6)	-	(55.4)
Operating profit	$166.8	(43.0)	27.0	(14.9)	(6.8)	(9.6)	-	119.5
Amounts attributable to Brink’s:
Income - continuing operations	$195.7	(23.2)	25.2	(14.9)	(4.3)	(5.9)	(117.6)	55.0
Diluted EPS – cont. ops.	4.11	(0.49)	0.53	(0.31)	(0.09)	(0.12)	(2.48)	1.16
	Full Year 2008
Revenues:
EMEA	$1,358.9	-	-	-	-	-	-	1,358.9
Latin America	800.6	(173.4)	-	-	-	-	-	627.2
Asia Pacific	71.8	-	-	-	-	-	-	71.8
International	2,231.3	(173.4)	-	-	-	-	-	2,057.9
North America	932.2	-	-	-	-	-	-	932.2
Revenues	$3,163.5	(173.4)	-	-	-	-	-	2,990.1
Operating profit:
International	$215.0	(48.8)	-	-	-	-	-	166.2
North America	56.9	-	-	-	-	-	-	56.9
Segment operating profit	271.9	(48.8)	-	-	-	-	-	223.1
Non-segment	(43.4)	-	-	-	(1.1)	(13.1)	-	(57.6)
Operating profit	$228.5	(48.8)	-	-	(1.1)	(13.1)	-	165.5
Amounts attributable to Brink’s:
Income - continuing operations	$131.8	(25.1)	-	-	(0.7)	(8.1)	-	97.9
Diluted EPS – cont. ops.	2.82	(0.53)	-	-	(0.01)	(0.17)	-	2.10
(a)
To reduce revenues and segment operating income to reflect the 2009 and 2008 results of Venezuelan subsidiaries had they been translated using the parallel currency exchange rate in effect at the time.  The average parallel exchange rate used for the non-GAAP full-year earnings was 6.0 bolivar fuertes to the U.S. dollar, compared to an average rate of 2.2 bolivar fuertes to the U.S. dollar that was used for the GAAP financial statements.  The official rate of 2.15 bolivar fuertes to the U.S. dollar was used for translation of Venezuela for most of 2009 until the parallel rate was adopted during December.  The use of the weaker rate to translate 2009 non-GAAP revenues and earnings of the Venezuelan subsidiaries decreased each measure by 63%.

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
(f)
The full-year 2009 non-GAAP effective income tax rate is equal to the 2009 GAAP effective income tax rate revised to exclude $118 million of income tax benefits that were recorded under GAAP in 2009 related to a reduction in the amount of valuation allowance needed for U.S. deferred tax assets as a result of improved investments in retirement plans and improved credit markets.

Foreign Operations

We currently serve customers in more than 100 countries, including approximately 50 countries where we operate subsidiaries.

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

Our international operations conduct a majority of their business in local currencies. Because our financial results are reported in U.S. dollars, they are affected by changes in the value of various local currencies in relation to the U.S. dollar. Brink’s Venezuela is subject to local laws and regulatory interpretations that determine the exchange rate at which repatriating dividends may be converted.  See Application of Critical Accounting Policies—Foreign Currency Translation on page 62 for a description of our accounting methods and assumptions used to include our Venezuelan operation in our consolidated financial statements, and a description of the accounting for subsidiaries operating in highly inflationary economies.

Changes in exchange rates may also affect transactions which are denominated in currencies other than the functional currency.  From time to time, we use foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies, as discussed in Item 7A on page 67.  At December 31, 2010, no material foreign currency forward contracts were outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Over the last three years, we have used cash generated from our continuing operations to
•
invest in the infrastructure of our business (new facilities, cash sorting and other equipment for our cash logistics operations, armored trucks,  CompuSafe® units, and customer-facing and back-office information technology) ($485 million),

•	acquire businesses ($187 million) including $101 million in 2010, primarily in Mexico and Canada, and $75 million in BRIC (Brazil, Russia, India and China) countries in 2009,
•	repurchase shares of our stock ($97 million),
•	make voluntary contributions to our primary U.S. pension plan ($92 million), and
•	pay dividends ($56 million).

In addition, we contributed $50 million to our home security business prior to the spin off of the business to our shareholders in 2008.

Outlook
•
We continue to consider acquisition opportunities in the secure transportation and cash logistics industry and in adjacent security markets.  We may use our cash from operations and borrowings to fund the purchase of these acquisitions.

•
We may be required to contribute cash to our U.S. pension plans in the future, and the amount of contributions may exceed the amount of cash provided by our U.S. subsidiaries.  We may choose to borrow cash in the U.S. rather than pay incremental taxes that we would owe upon repatriation.

•
We began translating cash flows from our Venezuelan operations at a less favorable rate late in 2009.  As a result, our cash flow amounts reported for these operations in 2010 and the future will be lower than prior years.

Summary Cash Flow Information

	Years Ended December 31,			$ change
(In millions)	2010	2009	2008	2010	2009

Cash flows from operating activities
Continuing operations:
Before contributions to U.S. pension plan and change in customer obligations and income tax payments	$272.2	276.7	323.6	$(4.5)	(46.9)
Payment of income taxes	(65.5)	(12.6)	(69.2)	(52.9)	56.6
Increase in customer obligations	38.5	-	-	38.5	-
Contributions to primary U.S. pension plan	-	(92.4)	-	92.4	(92.4)
Subtotal	245.2	171.7	254.4	73.5	(82.7)
Discontinued operations	(9.9)	23.5	172.7	(33.4)	(149.2)
Operating activities	235.3	195.2	427.1	40.1	(231.9)

Cash flows from investing activities
Capital expenditures	(148.8)	(170.6)	(165.3)	21.8	(5.3)
Acquisitions	(100.7)	(74.6)	(11.7)	(26.1)	(62.9)
Cash held by BHS at the spin-off date	-	-	(50.0)	-	50.0
Other	(5.9)	4.1	17.9	(10.0)	(13.8)
Discontinued operations	-	-	(150.8)	-	150.8
Investing activities	(255.4)	(241.1)	(359.9)	(14.3)	118.8

Cash flows before financing activities	$(20.1)	(45.9)	67.2	$25.8	(113.1)

Operating Activities

Operating cash flows increased by $40.1 million in 2010 compared to 2009 as a result of a $73.5 million increase in cash flow from continuing operations, offset by a $33.4 million decrease in cash flow from discontinued operations.

Operating cash flows from continuing operations were higher in 2010 mainly due to a $92.4 million cash contribution made in 2009 to our U.S. pension plan.  Our operating cash flows in 2009 also included $43 million of income tax refunds, much of which were primarily the result of tax deductions associated with the U.S. pension cash contribution and $57.6 million of Brink’s common stock that was also contributed to the plan.  In certain cash logistics operations, title to the cash we receive and process transfers to us for a short period of time but is then generally credited to customers’ accounts the following day. We do not consider this cash as available for general corporate purposes.  The increase in amounts owed to customers for these cash processing operations contributed $38.5 million to the increase in operating cash flows.

Excluding the effect of the pension contribution, income tax payments and the increase in customer obligations, operating cash flows declined by $4.5 million in 2010 compared to 2009.  The decrease was primarily due to an increase in the use of cash flows for working capital needs.

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

Investing Activities

Cash flows from investing activities decreased by $14.3 million in 2010 primarily due to a $26.1 million increase in cash used to acquire businesses, partially offset by a $21.8 million decrease in capital expenditures as a result of an increase in the use of capital leases to acquire armored vehicles and CompuSafe® units in North America.

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

Capital expenditures and depreciation and amortization are as follows:

	Outlook		Years Ended December 31,			$ change
(In millions)	2011		2010	2009	2008	2010	2009

Property and Equipment Acquired during the year

Capital expenditures:
International	$ (a	)	110.7	103.1	112.7	$7.6	(9.6)
North America	(a)		38.1	67.5	52.6	(29.4)	14.9
Capital expenditures	$190-200		148.8	170.6	165.3	$(21.8)	5.3

Capital leases (b):
International	$ (a	)	4.1	13.4	8.0	$(9.3)	5.4
North America	(a)		29.8	-	-	29.8	-
Capital leases	$30-40		33.9	13.4	8.0	$20.5	5.4

Total:
International	$ (a	)	114.8	116.5	120.7	$(1.7)	(4.2)
North America	(a)		67.9	67.5	52.6	0.4	14.9
Total	$220-240		182.7	184.0	173.3	$(1.3)	10.7

	Outlook		Years Ended December 31,			$ change
(In millions)	2011		2010	2009	2008	2010	2009

Depreciation and amortization

Depreciation and amortization:
International	$ (a	)	92.6	97.5	90.5	$(4.9)	7.0
North America	(a)		44.0	37.6	31.8	6.4	5.8
Depreciation and amortization	$160-170		136.6	135.1	122.3	$1.5	12.8
(a)       Not provided.
(b)       Represents the amount of property and equipment acquired using capital leases.  Since the assets are acquired without using cash, the amounts are not included in the consolidated cash flow statement.  Amounts are provided here to assist in the comparison of assets acquired in the current year versus prior years.

Capital expenditures in 2010 were primarily for new cash processing and security equipment, armored vehicles, information technology and CompuSafe® units.  Capital expenditures in 2010 decreased mainly due to lower expenditures in our North America segment.  The decrease in our North America segment was mainly due to fewer purchases of armored vehicles and CompuSafe® units, as we leased rather than purchased those assets.

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

•	The decrease in Brink’s International capital expenditures from the prior-year period was due to lower spending overall, as well as the changes in currency exchange rates.

Capital expenditures have exceeded depreciation and amortization in the last several years and this trend is expected to continue in the next several years as a result of growth in the infrastructure of our operations, including new branch facilities and leasehold improvements, growth in technology investments, and investment in the safety and security of our operations.

Financing Activities

Summary of Financing Activities

	Years Ended December 31,
(In millions)	2010	2009	2008

Cash provided (used) by financing activities
Borrowings and repayments:
Short-term debt	$27.1	(0.9)	(4.4)
Long-term revolving credit facilities	121.2	(10.1)	93.5
Other long-term debt	(15.9)	(11.3)	(12.6)
Debt financing costs	(2.5)	-	-
Cash proceeds from sale-leaseback	1.2	13.6	-
Repurchase shares of common stock of Brink’s	(33.7)	(6.9)	(56.6)
Dividends attributable to:
Shareholders of Brink’s	(18.9)	(18.4)	(18.2)
Noncontrolling interests in subsidiaries	(18.4)	(13.7)	(12.4)
Proceeds and tax benefits related to stock compensation and other	(0.1)	1.1	11.1
Cash flows from financing activities	$60.0	(46.6)	0.4

In 2010, our net borrowings were $132.4 million as compared to net repayments in 2009 of $22.3 million. The increased borrowings resulted primarily from funding 2010 business acquisitions and repurchasing shares of our common stock.

In 2010, we purchased 1,682,845 shares of our common stock for $33.7 million at an average price of $20.03 per share.  In 2009, we purchased 234,456 shares of our common stock at an average cost of $26.20 per share. We also used $0.8 million in early 2009 to settle share purchases initiated in December 2008.

Our operating liquidity needs are typically financed by cash from operations, short-term debt and the Revolving Facility, described below.

In 2010, Venezuela began limiting conversions of bolivar fuertes to U.S. dollars to $350,000 per legal entity per month.  As a result, we do not anticipate repatriation of cash from our Venezuelan operations for the foreseeable future.  This may limit our ability to use funds earned in Venezuela for general corporate purposes, including reducing our U.S. debt. At December 31, 2010, our Venezuelan subsidiaries held $3.3 million of cash and short-term investments denominated in U.S. dollars and $18.2 million of cash denominated in bolivar fuertes.

Dividends

We paid dividends of $0.10 per share in each of the four quarters of 2010.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the board of directors.

Capitalization

We use a combination of debt, leases and equity to capitalize our operations.

As of December 31, 2010, debt as a percentage of capitalization (defined as total debt and shareholders’ equity) was 40% compared to 25% at December 31, 2009.  The increase resulted from higher debt of $193.6 million which increased primarily from the funding of business acquisitions and share repurchases and the increased use of capital leases to acquire armored vehicles and CompuSafe® units.

Summary of Debt, Equity and Other Liquidity Information

	Amount available
	under credit facilities	Outstanding Balance
	December 31,	December 31,
(In millions)	2010	2010	2009	$ change (a)

Debt:
Multi-currency revolving facilities	$22.2	$11.0	6.5	$4.5
Revolving Facility	182.8	217.2	98.0	119.2
Letter of Credit Facilities	84.2	-	-	-
2010 Credit Facility	20.0	-	-	-
Dominion Terminal Associates bonds	-	43.2	43.2	-
Capital leases	-	64.2	32.8	31.4
Other	-	53.6	15.1	38.5
Debt	$309.2	$389.2	195.6	$193.6

Total equity		$583.1	595.8	$(12.7)
(a)	In addition to cash borrowings and repayments, the change in the debt balance also includes changes in currency exchange rates and new capital lease agreements.

Net Debt and Reconciliation to GAAP Measures

	December 31,
(In millions)	2010	2009	$ change
Debt:
Short-term	$36.5	7.2	$29.3
Long-term	352.7	188.4	164.3
Total Debt	$389.2	195.6	$193.6

Cash and cash equivalents	$183.0	143.0	$40.0
Less amounts held by cash logistics operations (a)	(38.5)	-	(38.5)
Amount available for general corporate purposes	$144.5	143.0	$1.5

Net Debt	$244.7	52.6	$192.1
(a)
Title to cash received and processed in certain of our secure cash logistics operations transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources and in our computation of Net Debt.

Net Debt is a supplemental non-GAAP financial measure that is not required by, or presented in accordance with GAAP.  We use Net Debt as a measure of our financial leverage.  We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage. Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our consolidated balance sheets.  Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP, as of December 31, 2010, and December 31, 2009.  At December 31, 2010, Net Debt was $251 million excluding cash and debt in Venezuelan operations.

Net Debt (Cash) position changed primarily due to the decrease in the cash and cash equivalents balance. Items that affected cash and cash equivalents during 2010 were:

•	Acquisitions net of cash acquired ($101 million), and
•	Share repurchases ($34 million)

Debt
We have an unsecured $400 million revolving bank credit facility (the “Revolving Facility”) with a syndicate of banks.  The Revolving Facility’s interest rate is based on LIBOR plus a margin, alternate base rate plus a margin, or competitive bid.  The Revolving Facility allows the Company to borrow or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over a four-year term ending in July 2014.  As of December 31, 2010, $182.8 million was available under the Revolving Facility.  Amounts outstanding under the Revolving Facility as of December 31, 2010, were denominated primarily in U.S. dollars and to a lesser extent in Canadian dollars.

The margin on LIBOR borrowings under the Revolving Facility, which can range from 1.225% to 2.325% depending on our credit rating, was 1.75% at December 31, 2010.  The margin on alternate base rate borrowings under the Revolving Facility can range from 0.225% to 1.325%.  We also pay an annual facility fee on the Revolving Facility based on our credit rating.  The facility fee, which can range from 0.15% to 0.55%, was 0.375% at the end of 2010.

We have two unsecured multi-currency revolving bank credit facilities with a total of $60.0 million in available credit, of which approximately $22.2 million was available at December 31, 2010.  A $40 million facility expires in December 2011 and a $20 million facility expires in December 2012. Interest on these facilities is based on LIBOR plus a margin.  The margin ranges from 0.14% to 2.50%.  We also have the ability to borrow from other banks, at the banks’ discretion, under short-term uncommitted agreements.  Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

We have two unsecured letter of credit facilities totaling $189 million, of which approximately $84.2 million was available at December 31, 2010.  A $135 million facility expires in July 2011 and a $54 million facility expires in December 2014.  The Revolving Facility and the multi-currency revolving credit facilities are also used for issuance of letters of credit and bank guarantees.

We also have a bilateral committed credit facility (the “2010 Credit Facility”) with a total of $20.0 million in available credit that expires in March 2011.  Interest on this facility is based on LIBOR plus a margin, which ranges from 2.0% to 2.5%.  As of December 31, 2010, $20.0 million was available under the 2010 Credit Facility.

We expect to refinance facilities maturing in 2011.

The Revolving Facility, the two letter of credit facilities, the two unsecured multi-currency revolving bank credit facilities and the 2010 Credit Facility contain subsidiary guarantees and various financial and other covenants.  The financial covenants, among other things, limit our total indebtedness, limit priority debt, limit asset sales, limit the use of proceeds from asset sales and provide for minimum coverage of interest costs.  The credit agreements do not provide for the acceleration of payments should our credit rating be reduced.  If we were not to comply with the terms of our various loan agreements, the repayment terms could be accelerated and the commitments could be withdrawn.  An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  In November 2010, we obtained appropriate waivers in connection with the bankruptcy of our Belgium subsidiary to ensure that we remain compliant with the terms of our facilities.  We were in compliance with all financial covenants at December 31, 2010.

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

On January 24, 2011, we issued $100 million in unsecured notes through a private placement debt transaction (the “Notes”).  The Notes are comprised of $50 million in series A notes with a fixed coupon rate of 4.57% and $50 million in series B notes with a fixed coupon rate of 5.20%.  The Notes are due in January 2021 with principal payments under the series A notes to begin in January 2015.  The proceeds of $100 million were utilized to pay down the Revolving Facility.

Equity
At December 31, 2010, we had 100 million shares of common stock authorized and 46.4 million shares issued and outstanding.

Share Purchases
In September, 2007, our board of directors authorized the purchase of up to $100 million of our outstanding common shares. We purchased $100 million of shares of our common stock as follows:
•	We used $60.2 million to purchase 1,044,300 shares of common stock through the end of 2008 at an average price of $57.58 per share.
•	In 2009, we used $6.1 million to purchase 234,456 shares of common stock at an average price of $26.20 per share.
•	During 2010, we purchased 1,682,845 shares of our common stock for $33.7 million at an average price of $20.03 per share.

Dividends
We paid regular quarterly dividends on our common stock during the last three years.  On January 20, 2011, the board declared a regular quarterly dividend of 10 cents per share payable on March 1, 2011.  Future dividends are dependent on the earnings, financial condition, shareholder equity levels, cash flow and business requirements, as determined by the board of directors.

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

Preferred Stock
At December 31, 2010, we had the authority to issue up to 2.0 million shares of preferred stock, par value $10 per share.

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

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2010.

	Estimated Payments Due by Period
						Later
(In millions)	2011	2012	2013	2014	2015	Years	Total

Contractual obligations:
Long-term debt obligations	$15.8	6.0	2.3	218.4	1.1	44.9	288.5
Capital lease obligations	13.2	14.8	10.3	8.6	7.6	9.7	64.2
Operating lease obligations	81.5	68.9	55.1	38.3	30.0	62.3	336.1
Purchase obligations:
Service contracts	10.7	2.0	0.8	0.8	0.6	0.1	15.0
Other	2.5	-	-	-	-	-	2.5
Other long-term liabilities reflected on the
Company’s balance sheet under GAAP:
Primary U.S. pension plan	-	35.8	33.9	30.1	26.7	9.0	135.5
Other retirement obligations:
UMWA plans	-	-	-	-	-	331.0	331.0
Black lung and other plans	7.8	7.4	7.1	6.7	6.4	63.5	98.9
Workers compensation
and other claims	19.9	15.1	8.7	5.2	3.3	22.8	75.0
Uncertain tax positions	1.6	-	-	-	-	-	1.6
Other	0.9	0.8	0.8	0.8	0.8	9.8	13.9
Total	$153.9	150.8	119.0	308.9	76.5	553.1	1,362.2

U.S. Pension Plans
Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement.  There are approximately 21,000 beneficiaries in the plans.  In 2009, we contributed $150 million to the plans, which helped reduce the underfunded status of U.S. plans to $152 million at the end of 2009.  Based on current assumptions we will begin annual contributions to the plan in 2012 which will continue for five years, totaling $135.5 million.

UMWA Plans
Retirement benefits related to former coal operations include medical benefits provided by the Pittston Coal Group Companies Employee Benefit Plan for UMWA Represented Employees.   There are approximately 4,600 beneficiaries in the UMWA plans.  The company does not expect to make additional contributions to these plans until 2029.

Black Lung
Under the Federal Black Lung Benefits Act of 1972, Brink’s is responsible for paying lifetime black lung benefits to miners and their dependents for claims filed and approved after June 30, 1973.  There are approximately 800 black lung beneficiaries.

Other
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

Underfunded (Overfunded) Status of U.S. Retirement Plans

	Actual	Projected
(in millions)	2010	2011	2012	2013	2014	2015

U.S. pension plans
Beginning underfunded balance	$152.3	191.7	177.0	123.1	65.4	7.8
Net periodic pension credit (a)	(20.3)	(18.9)	(17.9)	(19.2)	(25.6)	(30.8)
Payment from Brink’s	-	-	(35.8)	(33.9)	(30.1)	(26.7)
Benefit plan experience (gain) loss	60.5	5.6	1.8	(1.9)	(0.3)	(0.1)
Other	(0.8)	(1.4)	(2.0)	(2.7)	(1.6)	(1.5)
Ending underfunded (overfunded) balance	$191.7	177.0	123.1	65.4	7.8	(51.3)

UMWA plans
Beginning underfunded balance	$157.5	164.1	162.8	161.7	161.0	160.7
Net periodic postretirement cost (credit) (a)	1.8	(1.3)	(1.1)	(0.7)	(0.3)	0.2
Payment from Brink’s	-	-	-	-	-	-
Benefit plan experience loss	4.5	-	-	-	-	-
Other	0.3	-	-	-	-	-
Ending underfunded balance	$164.1	162.8	161.7	161.0	160.7	160.9

Black lung and other plans
Beginning underfunded balance	$47.1	62.2	57.2	52.5	47.9	43.5
Net periodic postretirement cost (a)	2.9	2.8	2.7	2.5	2.3	2.2
Payment from Brink’s	(5.9)	(7.8)	(7.4)	(7.1)	(6.7)	(6.4)
Benefit plan experience gain	(1.3)	-	-	-	-	-
Health care reform remeasurement	19.3	-	-	-	-	-
Other	0.1	-	-	-	-	-
Ending unfunded balance	$62.2	57.2	52.5	47.9	43.5	39.3
(a)	Excludes amounts reclassified from accumulated other comprehensive income.

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

	Actual	Projected
(in millions)	2010	2011	2012	2013	2014	2015

U.S. pension plans	$(0.8)	9.1	12.5	12.5	0.6	(8.2)
UMWA plans	17.8	13.4	13.1	12.9	12.8	12.7
Black lung and other plans	4.7	5.4	5.4	5.3	5.2	5.2
Total	$21.7	27.9	31.0	30.7	18.6	9.7

Amounts allocated to:
North American segment	$(1.0)	3.0	4.3	4.4	(0.2)	(3.6)
Non-segment	22.7	24.9	26.7	26.3	18.8	13.3

Total	$21.7	27.9	31.0	30.7	18.6	9.7

Summary of Total Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants

This table summarizes actual and estimated payments
•	from Brink’s to U.S. retirement plans, and
•	from the plans to participants.

	Actual	Projected
(in millions)	2010	2011	2012	2013	2014	2015

Payments from Brink’s to U.S. Plans
U.S. pension plans	$-	-	35.8	33.9	30.1	26.7
UMWA plans	(0.3)	-	-	-	-	-
Black lung and other plans (a)	5.9	7.8	7.4	7.1	6.7	6.4
Total	$5.6	7.8	43.2	41.0	36.8	33.1
(a)These plans are not funded.

Payments from U.S. Plans to participants
U.S. pension plans	$38.0	41.1	43.1	45.2	45.7	47.1
UMWA plans	38.1	36.5	36.9	37.3	36.9	36.8
Black lung and other plans	5.9	7.8	7.4	7.1	6.7	6.4
Total	$82.0	85.4	87.4	89.6	89.3	90.3

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of December 31, 2010.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

Contingent Matters

Bankruptcy of Brink’s Belgium
Background.  Our cash-in-transit subsidiary in Belgium (Brink’s Belgium) filed for bankruptcy in November 2010 after a restructuring plan was rejected by local union employees and was placed into bankruptcy on February 2, 2011.  We continue to operate our separate Global Services unit in Belgium, which provides secure transport of diamonds, jewelry, precious metals, banknotes and other commodities.

Deconsolidation. Brink’s Belgium continued to provide cash-in-transit services for customers after the bankruptcy filing for approximately three months under the management of a court-appointed trustee.  We no longer control or provide funding for the subsidiary. In accordance with FASB ASC Topic 810, Consolidation, we deconsolidated the subsidiary in November 2010, when the trustee assumed control of the subsidiary.  We estimated that the fair value of our investment at the date of deconsolidation was zero.  Our carrying value of the investment and advances to the subsidiary at the date of the deconsolidation was $11.7 million, which we wrote off as a result of the deconsolidation, resulting in a pretax loss.  We also have incurred approximately $1.7 million of other charges related to the bankruptcy of the subsidiary.  The losses related to deconsolidation and other charges have been recorded in operating income (expense) in the consolidated statements of income.

Legal dispute.  In December 2010, the court-appointed provisional administrators of Brink’s Belgium filed a claim for €20 million against a subsidiary of Brink’s.  We do not believe that this claim has merit, and we are pursuing a vigorous defense to contest this action.  We believe that it is reasonably possible that we will incur a loss of up to €20 million (equivalent to $26.5 million at December 31, 2010) if we lose in the court proceeding, but it is also reasonably possible that we will prevail in the court resulting in no loss.  We do not believe that any loss within this range is probable and have not accrued for this matter.  The ultimate resolution of this matter is unknown and the estimated liability may change in the future.   We do not believe that the ultimate disposition of this matter will have a material adverse effect on our liquidity, financial position or results of operations.

Other
We are involved in various other lawsuits and claims in the ordinary course of business.  We are not able to estimate the range of losses for some of these matters.  We have recorded accruals for losses that are considered probable and reasonably estimable.  We do not believe that the ultimate disposition of any of these matters will have a material adverse effect on our liquidity, financial position or results of operations.

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

Valuation Allowances

	December 31,
(In millions)	2010	2009

U.S.	$15.7	9.8
Non-U.S.	30.2	35.6
Total	$45.9	45.4

Application of Accounting Policies

U.S. Deferred Tax Assets

There were no significant changes to our deferred tax assets and valuation allowances in 2010.

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

Had we used different assumptions, we might have made different conclusions about the need for valuation allowances.  For example, using different assumptions in 2010 we might have concluded that we require a valuation allowance offsetting our U.S. deferred tax assets at the end of 2010.   Further, in 2009 we might have concluded that we should keep the valuation allowance offsetting our U.S. deferred tax asset, or we might have concluded that we should have reversed less than we did.  In that case, our tax provision on income from continuing operations could have been up to $117.8 million higher in 2009.

Non-U.S. Deferred Tax Assets

We changed our judgment about the need for valuation allowances for deferred tax assets in certain non-U.S. jurisdictions as a result of improvements in operating results and an improved outlook about the future operating performance.  As a result, we reversed $0.9 million of valuation allowances in 2010 and $2.0 million of valuation allowances in 2009 through continuing operations.

Goodwill, Other Intangible Assets and Property and Equipment Valuations

Accounting Policies

At December 31, 2010, we had property and equipment of $698.9 million, goodwill of $244.3 million and other intangible assets of $83.2 million, net of accumulated depreciation and amortization.  We review these assets for possible impairment using the guidance in FASB ASC Topic 350, Intangibles - Goodwill and Other, for goodwill and other intangible assets and FASB ASC Topic 360, Property, Plant and Equipment, for property and equipment.  Our review for impairment requires the use of significant judgments about the future performance of our operating subsidiaries. Due to the many variables inherent in the estimates of the fair value of these assets, differences in assumptions could have a material effect on the impairment analyses.

Application of Accounting Policies

Goodwill
We review goodwill for impairment annually and whenever events or circumstances make it more likely than not that impairment may have occurred.  Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We estimate the fair value of each reporting unit using a discounted cash flow methodology.  The fair value of each reporting unit is compared to its carrying value to determine if impairment is indicated.  Due to a history of profitability and cash flow generation along with expectations for future cash flows, fair value of each reporting unit substantially exceeds its carrying value.

Indefinite-lived intangibles
We review indefinite-lived intangibles for impairment annually and whenever events or circumstances make it more likely than not that impairment may have occurred.  An indefinite-lived intangible is also evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life.  The annual impairment test is performed by comparing the carrying value of the intangible to its estimated fair value.  No impairment testing was performed during the year for indefinite-lived intangibles acquired in the fourth quarter as no indicators of impairment existed in the short time from acquisition date to year end.

Other Intangible Assets and Property and Equipment
We review long-lived assets besides goodwill and other indefinite-lived intangibles for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. For purposes of assessing impairment, assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. To determine whether impairment has occurred, we compare estimates of the future undiscounted net cash flows of groups of assets to their carrying value.

We have had no significant impairments of property and equipment in the last three years.

Retirement and Postemployment Benefit Obligations

We provide benefits through defined benefit pension plans and retiree medical benefit plans and under statutory requirements.

Accounting Policy

We account for pension and other retirement benefit obligations under FASB ASC Topic 715, Compensation – Retirement Benefits.  We account for postemployment benefit obligations, including workers’ compensation obligations, under FASB ASC Topic 712, Compensation – Nonretirement Postemployment Benefits.

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

We derive the discount rates used to measure the present value of our benefit obligations using the cash flow matching method.  Under this method, we compare the plan’s projected payment obligations by year with the corresponding yields on the Mercer Yield Curve.  Each year’s projected cash flows are then discounted back to their present value at the measurement date and an overall discount rate is determined.  The overall discount rate is then rounded to the nearest tenth of a percentage point.

The discount rates for the U.S. pension plans, UMWA retiree medical plans and Black Lung obligations were:

	Primary U.S. Plan			UMWA Plans			Black Lung
	2010	2009	2008	2010	2009	2008	2010	2009	2008

Discount rate:
Retirement cost	5.9%	6.7%	6.4%	5.9%	6.2%	6.4%	5.3%	6.3%	6.1%
Benefit obligation at year end	5.3%	5.9%	6.2%	5.3%	5.9%	6.2%	4.8%	5.4%	6.3%

Sensitivity Analysis
The discount rate we select at year end affects the valuations of plan obligations at year end and calculations of net periodic expenses for the following year.

The tables below compare hypothetical plan obligation valuations for our largest plans as of December 31, 2010, actual expenses for 2010 and projected expenses for 2011 assuming we had used discount rates that were one percentage point lower or higher.

Plan Obligations at December 31, 2010

	Hypothetical	Actual	Hypothetical
(In millions)	4.3%	5.3%	6.3%

Primary U.S. pension plan	$998.4	869.0	764.6
UMWA plans	524.9	474.3	431.7

Actual 2010 and Projected 2011 Expense (Income)

(In millions, except percentages)		Hypothetical sensitivity analysis for discount rate assumption			Hypothetical sensitivity analysis for discount rate assumption
	Actual	1% lower	1% higher	Projected	1% lower	1% higher
Years Ending December 31,	2010	2010	2010	2011	2011	2011

Primary U.S. pension plan
Discount rate assumption	5.9%	4.9%	6.9%	5.3%	4.3%	6.3%
Retirement cost (credit)	$(2.1)	9.5	(12.9)	$7.7	17.5	(0.7)

UMWA plans
Discount rate assumption	5.9%	4.9%	6.9%	5.3%	4.3%	6.3%
Retirement cost	$17.8	19.1	16.7	$13.4	14.6	12.4

Expected-Return-on-Assets Assumption for Plans Accounted under FASB ASC Topic 715
Our expected-return-on-assets assumption, which affects our net periodic benefit cost, reflects the long-term average rate of return we expect the plan assets to earn.  We select the expected-return-on-assets assumption using advice from our investment advisor and actuary considering each plan’s asset allocation targets and expected overall investment manager performance and a review of the most recent long-term historical average compounded rates of return, as applicable.  We selected 8.75% as the expected-return-on-assets assumption as of December 31, 2010 and 2009.

Over the last ten years, the annual returns of our primary U.S. pension plan have averaged, on a compounded basis, 4.4%, net of fees, while the 20-year and 25-year compounded annual return averaged 9.2%, and the 29-year compounded annual return averaged 10.3%.

Sensitivity Analysis
Effect of using different expected-rate-of-return assumptions.  Our 2010 and projected 2011 expense would have been different if we had used different expected-rate-of-return assumptions.  For every hypothetical change of one percentage point in the assumed long-term rate of return on plan assets (and holding other assumptions constant), our 2010 and 2011 expense would be as follows.

(In millions, except percentages)		Hypothetical sensitivity analysis for expected-return-on asset assumption			Hypothetical sensitivity analysis for expected-return-on asset assumption
	Actual	1% lower	1% higher	Projected	1% lower	1% higher
Years Ending December 31,	2010	2010	2010	2011	2011	2011

Expected-return-on-asset assumption	8.8%	7.8%	9.8%	8.8%	7.8%	9.8%

Primary U.S. pension plan	$(2.1)	5.6	(9.7)	$7.7	15.1	0.3
UMWA plans	17.8	20.7	14.9	13.4	16.3	10.5

Effect of improving or deteriorating actual future market returns.  Our funded status at December 31, 2011, and our 2012 expense will be different from currently projected amounts if our projected 2011 returns are better or worse than the 8.75% return we have assumed.

(In millions, except percentages)		Hypothetical sensitivity analysis of 2011 asset return better or worse than expected
		Better	Worse
Years Ending December 31,	Projected	return	return

Return on investments in 2011	8.8%	17.5%	0%

Funded Status at December 31, 2011
Primary U.S. pension plan	$(156)	(97)	(216)
UMWA plans	(163)	(137)	(188)

2012 Expense
Primary U.S. pension plan (a)	$11	9	14
UMWA plans	13	9	17

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

(In millions)	Based on market-related value of assets			Hypothetical (a)
	Actual	Projected	Projected
Years Ending December 31,	2010	2011	2012	2010	2011	2012

Expense (Income)

Primary U.S. pension plan	$(2.1)	7.7	11.2	$24.0	17.5	11.3
(a)           Assumes that our accounting policy was to use the fair market value of assets instead of the market-related value of assets to determine our expense relatedto our primary U.S. pension plan.

For our UMWA plans, we calculate expected investment returns by applying the expected long-term rate of return to the fair market value of the assets at the beginning of the year.  This method is likely to cause the expected return on assets, which is recorded in earnings, to fluctuate more than had we used the accounting methodology of our defined-benefit pension plans.

Medical Inflation Assumption
We estimate the trend in health care cost inflation to predict future cash flows related to our retiree medical plans. Our assumption is based on recent plan experience and industry trends.

For the UMWA plans, our largest postretirement plans, we have assumed a medical inflation rate of 7% for 2011, and we project this rate to decline to 5% by 2017.  The compound growth rate of per-capita health care costs of the UMWA plans has been 5.6% over the last seven years.  If we had assumed that medical inflation rates were one percentage point higher in each future year, the plan obligation for these plans at December 31, 2010, would have been approximately $52.5 million higher and the expense for 2010 would have been $2.8 million higher.  If we had assumed that the medical inflation rates were one percentage point lower, the plan obligation at December 31, 2010, would have been approximately $44.7 million lower and the related 2010 expenses would have been $2.4 million lower.

If we had projected medical inflation rates to ratably decline from 7% to 4.5% by 2027, instead of ratably declining to 5% by 2017 as we estimated, the plan obligation for the UMWA retiree medical benefit plan would have been $30.5 million higher for 2010 and our expense would be $3.7 million higher for 2011.

In addition, the Patient Protection and Affordable Care Act could substantially change the health care and insurance industries in the United States, which could increase our costs.

Black Lung
The Patient Protection and Affordable Care Act, which was enacted in March 2010, contains an amendment to the laws governing federal black lung benefits for coal miners.  The amendment creates a presumption that benefits should be awarded to current or former coal miners that have accumulated 15 or more years of coal mine employment if they are able to prove that they have a disabling pulmonary disease.  Previously, miners were required to demonstrate that their disabling pulmonary disease was caused by black lung disease, and not by some other cause such as smoking or old age.  Under the new law, the burden of proof becomes the employer’s to establish that the disabling pulmonary disease is not black lung disease or that the miner’s disease did not result from coal mine employment.  Surviving spouses will no longer be required to prove that black lung disease caused the death of a miner to continue receiving benefits.

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

The amendment will likely increase the approval rates for coal miners applying to receive black lung benefits; therefore we expect the number of participants receiving black lung benefits may increase over the next few years.  We remeasured our black lung obligation as of March 31, 2010, to reflect an estimate of the increase in amounts to be paid to miners as a result of the new law.  The obligation increased $19.3 million as a result of the remeasurement, from $42.3 million before the remeasurement to $61.6 million.

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

Plan	Mortality table
UMWA plans	RP-2000 Employee, Annuitant Healthy Blue Collar
Black Lung	RP-2000 Blue Collar
Primary U.S. pension	RP-2000 Combined Healthy Blue Collar

The number of participants by major plan in the past five years is as follows:

	Number of participants
Plan	2010	2009	2008	2007	2006
UMWA plans	4,600	4,700	4,900	5,000	5,200
Black Lung	800	700	700	800	800
U.S. pension	21,000	21,100	21,500	22,500	24,800

Since we are no longer operating in the coal industry, we anticipate that the number of participants in the UMWA retirement medical plan will decline over time due to mortality.  Since the U.S. pension plan has been frozen, the number of its participants should also decline over time.

Foreign Currency Translation

The majority of our subsidiaries outside the U.S. conduct business in their local currencies.  Our financials report results in U.S. dollars, which include the results of these subsidiaries.

Accounting Policy

Our accounting policy for foreign currency translation is different depending on whether the economy in which our foreign subsidiary operates has been designated as highly inflationary or not.  Economies with a three-year cumulative inflation rate of more than 100% are considered as highly inflationary.  At the end of 2009, we did not have any subsidiaries operating in highly inflationary economies.  Effective January 1, 2010, we began accounting for our Venezuelan subsidiaries as operating in a highly inflationary economy.

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

Application of Accounting Policy

Venezuelan operations
Our Venezuelan operations constitute a material portion of our overall consolidated operations, and accounted for $186 million or 6% of total Brink’s revenues in 2010.  Our operating margins in Venezuela have varied depending on the mix of business during any year and have been up to three times our overall international segment operating margin rate.

Venezuela currency exchange rates
Since 2003, the Venezuelan government has controlled the exchange of local currency into other currencies, including the U.S. dollar.
•
From 2003 to the present the government has maintained an official exchange rate.  The rate is available only for transactions that have been approved by the government’s currency control agency, known as CADIVI, or if the purpose of the conversion is to purchase goods or services that are on a list of approved items.  The official rate was 2.15 bolivar fuertes to the dollar in 2008 and 2009.  In January 2010, the official currency was devalued and split into two separate official rates, one for priority items such as food, and another rate for other imports and other purposes.  The ability to exchange funds at either of these rates requires CADIVI’s approval, unless the purpose of the conversion is to purchase goods or services that are on lists of approved items.  The new rates were 2.6 and 4.3 bolivar fuertes to the dollar.

•
In addition to the official rate, a parallel market exchange rate was available until a June 2010 law disallowed the use of the parallel rate.  Prior to June 2010, the parallel rate could be used to convert local cash into dollars.  The average parallel bolivar fuerte to dollar rate was 4.2 in 2008, 6.0 in 2009 and 6.9 in the first five months of 2010.

•
The June 2010 law also introduced a new government-sanctioned process to convert local currency into dollars at a rate known as the SITME rate. The SITME exchange process requires each transaction be approved by the government’s central bank.  On a daily basis, the central bank publishes ranges of prices at which it may approve transactions to purchase dollar-denominated bonds, resulting in an exchange rate range of 4.3 to 5.3 bolivar fuertes to the U.S. dollar. To date, approved transactions have been at the upper end of the range.  Currency exchanges using the SITME rate may not exceed $350,000 per legal entity per month.

Translating our Venezuelan operations in our consolidated results

2008 and 2009
Prior to December 21, 2009, we had requested CADIVI’s approval to allow our dividends be converted to dollars using the official rate.  As a result, we used the official rate to translate our Venezuelan financial information.  This is consistent with the guidance issued by the International Practices Task Force of the Center for Audit Quality (the “IPTF”) and U.S. GAAP.  This guidance provides that, in the absence of unusual circumstances, the rate used for dividend remittances should be used to translate foreign financial statements.

In December 2009, we repatriated dividends generated by our Venezuelan operations that had been unpaid over the last several years using the parallel market exchange rate.  We decided to repatriate our dividends using the parallel rate due to significant delays in receiving the needed government approval to repatriate dividends at the official rate.  We began translating our financial statements for our Venezuelan operations using the parallel rate, effective December 21, 2009, the date of our decision, since we expected to pay future dividends using the parallel rate.

We recognized foreign currency translation losses in other comprehensive income (loss) in 2009 as a result of translating at the parallel rate instead of the official rate on December 21, 2009.  Losses recorded were
•	$85 million attributable to Brink’s
•	$54 million attributable to noncontrolling interests, and
•	$139 million in total.

2010
Effective January 1, 2010, we began accounting for Venezuelan subsidiaries as operating in a highly inflationary economy.  We remeasured our bolivar fuerte-denominated net monetary assets and translated our earnings and cash flows at the parallel rate in 2010 until it was disallowed and replaced by the SITME rate in June 2010.  To the extent our Venezuelan subsidiaries need to obtain U.S. dollars, we currently expect our Venezuelan subsidiaries’ U.S. dollar-denominated transactions to be settled at a SITME rate of 5.3 bolivar fuertes to the U.S. dollar.  We also used this rate to remeasure our local currency-denominated net monetary assets and translated our earnings and cash flows into U.S. dollars beginning in June 2010.  We recognized a $3.2 million net remeasurement loss in 2010.

Despite the limitations on the amount of local currency which may be converted to dollars under the current law, we believe that we will be able to obtain sufficient U.S. dollars to purchase imported supplies and fixed assets to operate our business in Venezuela.  We believe the new law will limit the repatriation of cash invested in Venezuela for the foreseeable future.

The investment in our Venezuelan subsidiaries, and cash and other monetary assets held by these subsidiaries are as follows:
	December 31,
(in millions)	2010	2009

Equity-method investment in Venezuelan subsidiaries (a)	$50.6	47.1

Net monetary assets held by our Venezuelan subsidiaries
Cash and short-term investments denominated in U.S. dollars	$3.3	3.9

Net monetary assets denominated in bolivar fuertes:
Cash and cash equivalents	$18.2	7.9
Accounts receivable, accounts payable and other, net	12.8	27.8
Total	$31.0	35.7
(a) The amount represents retained earnings net of currency translation adjustments of the business.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards
We adopted Statement of Financial Accounting Standard (“SFAS”) 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162, effective for our quarter ended September 30, 2009.  SFAS 168 established the FASB Accounting Standards Codification (“Codification”) as the sole source of authoritative non-governmental accounting principles to be applied in the preparation of financial statements in conformity with generally accepted accounting principles in the U.S. (“GAAP”). Although SFAS 168 does not change GAAP, the adoption of SFAS 168 affected our financial statements since all future references to authoritative accounting literature are now in accordance with SFAS 168.

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

We adopted the accounting principles established by SFAS 141(R), Business Combinations, which is now part of FASB ASC Topic 805, Business Combinations, effective January 1, 2009.  FASB ASC Topic 805 establishes requirements for an acquirer to record the assets acquired, liabilities assumed, and any related noncontrolling interests related to the acquisition of a controlled subsidiary, measured at fair value, as of the acquisition date.  In 2008, we expensed all acquisition costs for transactions that were expected to close in 2009.  In 2009 and 2010, we recognized gains and losses related to the acquisition of controlling interests in affiliates previously accounted for under the equity method or cost method – see note 6 to our consolidated financial statements.  The adoption of this new guidance did not otherwise have an effect on our historical financial statements, but does affect the way we account for acquisitions after the effective date.

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

We adopted the accounting principles established by SFAS 161, Disclosures about Derivative Instruments and Hedging Activities an Amendment of SFAS 133, which is now part of FASB ASC Topic 815, Derivatives and Hedging, effective January 1, 2009.  FASB ASC Topic 815 requires enhanced disclosures about an entity's derivative and hedging activities.  The adoption of this new guidance had no effect on our financial statements.

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

We adopted the accounting principles established by FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which is now part of FASB ASC Topic 825, Financial Instruments, effective for our quarter ended June 30, 2009.  FASB ASC Topic 825 requires disclosures about the fair value of financial instruments in interim reporting periods whereas, previously, the disclosures were required only in annual financial statements.  The adoption of this new guidance resulted in the disclosure of the fair value of our significant fixed-rate long-term debt and our available-for-sale securities as of our interim reporting periods.  This new guidance did not otherwise have an effect on our financial statements.

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

We adopted the accounting principles established by ASU 2009-16, Transfers and Servicing: Accounting for Transfers of Financial Assets, effective January 1, 2010.  This ASU removes the concept of a qualifying special-purpose entity (QSPE) from SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and removes the exception from applying FASB Interpretation 46R, Consolidation of Variable Interest Entities. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  The adoption of this new guidance did not have a material effect on our financial statements.

We adopted the accounting principles established by ASU 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, effective January 1, 2010. This ASU requires an ongoing reassessment and replaces the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity (“VIE”) with a primarily qualitative analysis. The qualitative analysis is based on identifying the party that has both the power to direct the activities that most significantly affect the VIE’s economic performance (the “power criterion”) and the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE (the “losses/benefit criterion”). The party that meets both these criteria is deemed to have a controlling financial interest. The party with the controlling financial interest is considered to be the primary beneficiary and as a result is required to consolidate the VIE.  The adoption of this new guidance did not have a material effect on our financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements.  ASU 2010-06 both expands and clarifies the disclosure requirements related to fair value measurements. Entities are required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 of the fair value valuation hierarchy and describe the reasons for the transfers. Additionally, entities are required to disclose information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The new guidance also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques.  We adopted the new disclosures effective January 1, 2010, except for the Level 3 rollforward disclosures. The Level 3 rollforward disclosures will be effective for us January 1, 2011.  The adoption of the ASU did not have a material effect on our disclosures as we did not have any significant transfers in and out of Level 1 and Level 2 of the fair value valuation hierarchy in 2010.

We adopted the accounting principles established by ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, effective January 1, 2010.  Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.

In January 2010, the FASB issued ASU 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification, which clarifies the scope of the decrease in ownership provisions of ASC 810-10, Consolidation, and related guidance.  The ASU clarified that the standard applies to a subsidiary or group of assets that is a business, a subsidiary that is a business that is transferred to an equity method investee or joint venture, or an exchange of a group of assets that constitutes a business for a noncontrolling interest in an entity (including an equity method investee or joint venture).  The ASU also expands the disclosures required upon deconsolidation of a subsidiary to disclose the valuation techniques used to measure the fair value of any retained investment in the former subsidiary, the nature of continuing involvement after the former subsidiary has been deconsolidated or derecognized and whether the transaction resulting in deconsolidation was with a related party or if the deconsolidated entity will become a related party. Finally, the ASU also requires that entities disclose valuation techniques used to measure the fair value of previously held equity interests prior to acquiring control in a business combination achieved in stages. We adopted this guidance effective January 1, 2010.  See page 99 for disclosures regarding our remeasurement of a previously held equity interest in SPP and page 117 for disclosures about our 2010 deconsolidation of Brink’s Belgium.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency Issues: Multiple Foreign Currency Exchange Rates, which codified an SEC Staff Announcement made at the March 18, 2010, Emerging Issues Task Force (“EITF”) meeting.  The Staff Announcement provides the SEC staff’s view on certain exchange rates related to investments in Venezuela.  The use of different rates for remeasurement and translation purposes causes Venezuelan reported balances for financial reporting purposes and the actual U.S. dollar denominated balances to be different.  The SEC staff indicated that any differences between the amounts reported for financial reporting purposes and actual U.S. dollar denominated balances that may have existed prior to the application of the highly inflationary accounting requirements (January 1, 2010, for calendar year-end registrants including Brink’s) should be recognized in the income statement, unless the issuer can document that the difference was previously recognized as a cumulative translation adjustment, in which case the difference should be recognized as a currency translation adjustment. We adopted the guidance effective March, 31, 2010, and recognized these differences as a currency translation adjustment as of January 1, 2010, upon the adoption of highly inflationary accounting in Venezuela.  See related disclosures above in Note 1 – Summary of Significant Accounting Policies – Foreign Currency Translation – Venezuela.

In December 2010, the FASB ratified EITF 10-G, Disclosure of Supplementary Pro Forma Information for Business Combinations. EITF 10-G affects public entities that have entered into material business combinations and requires that pro forma disclosures should reflect the assumption that the business combination had occurred as of the beginning of the prior annual period.  It also requires a description of nonrecurring pro forma adjustments.  EITF 10-G is effective and should be applied prospectively for business combinations completed during periods beginning after December 15, 2010, with early adoption permitted.  We are required to adopt the new rule in 2011, but we have adopted this standard for acquisitions occurring in 2010.  See related disclosures on page 103.

Standards Not Yet Adopted
In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, which will be effective for us on January 1, 2011. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in a multiple-deliverable arrangement. In addition, the revised guidance requires additional disclosures about the methods and assumptions used to evaluate multiple-deliverable arrangements and to identify the significant deliverables within those arrangements. We are currently evaluating the potential effect of the amended guidance on our financial statements.

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements that Include Software Elements, which will be effective for us on January 1, 2011.  ASU 2009-14 amends ASC Topic 985 to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality.  We are currently evaluating the potential effect of the amended guidance on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently serve customers in more than 100 countries, including approximately 50 countries where we operate subsidiaries.  These operations expose us to a variety of market risks, including the effects of changes in interest rates, commodity prices and foreign currency exchange rates.  These financial and commodity exposures are monitored and managed by us as an integral part of its overall risk management program.

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

The sensitivity analyses discussed below for the market risk exposures were based on the facts and circumstances in effect at December 31, 2010.  Actual results will be determined by a number of factors that are not under management’s control and could vary materially from those disclosed.

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

Based on the contractual interest rates on the floating rate debt at December 31, 2010, a hypothetical 10% increase in rates would increase cash outflows by approximately $0.7 million over a twelve-month period.  In other words, our weighted average interest rate on our floating rate instruments was 2.4% per annum at December 31, 2010.  If that average rate were to increase by 0.3 percentage points to 2.7%, the cash outflows associated with these instruments would increase by $0.7 million annually.  The effect on the fair value of our Dominion Terminal Associates debt for a hypothetical 10% decrease in the yield curve from year-end 2010 levels would result in a $3.3 million increase in the fair value of this debt.

Foreign Currency Risk

We have exposure to the effects of foreign currency exchange rate fluctuations on the results of all of our foreign operations.  Our foreign operations generally use local currencies to conduct business but their results are reported in U.S. dollars.

We are exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of domestic and foreign operations. To mitigate these exposures, we, from time to time, enter into foreign currency forward contracts.  At December 31, 2010, no material foreign currency forward contracts were outstanding.  We do not use derivative financial instruments to hedge investments in foreign subsidiaries since such investments are long-term in nature.

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from year-end 2010 levels against all other currencies of countries in which we have continuing operations are as follows:

Hypothetical Effects
(In millions)	Increase/ (decrease)

Effect on Earnings:
Translation of 2010 earnings into U.S. dollars	$(10.9)
Transaction gains (losses)	(1.7)
Effect on Other Comprehensive Income (Loss):
Translation of net assets of foreign subsidiaries	(72.6)

The hypothetical foreign currency effects above detail the consolidated effect attributable to Brink’s of a simultaneous change in the value of a large number of foreign currencies relative to the U. S. dollar.  The foreign currency exposure effect related to a change in an individual currency could be significantly different.

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
FOR THE YEAR ENDED DECEMBER 31, 2010

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.”

In reliance on guidance set forth in Question 3 of a “Frequently Asked Questions” interpretative release issued by the Staff of the SEC’s Office of the Chief Accountant and the Division of Corporation Finance in September 2004, as revised on September 24, 2007, regarding Securities Exchange Act Release No. 34-47986, Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, management determined that it would exclude the business of Servicio Pan Americano de Proteccion, S.A. de C.V. (“SPP”), which was acquired on November 17, 2010, from the scope of the assessment of the effectiveness of our internal control over financial reporting.  The reason for this exclusion is that we acquired SPP in November 2010 and it was not practical for management to conduct an assessment of internal control over financial reporting in the period between the date the acquisition was completed and the date of management’s assessment.  Accordingly, management excluded SPP from its assessment of internal control over financial reporting. SPP represents $220.5 million of total assets and $51.7 million of revenues for the year ended December 31, 2010, of our consolidated financial statements.

SPP will be included in management’s assessment of internal control over financial reporting for the fiscal year ending December 31, 2011.

Based on this assessment, our management believes that, as of December 31, 2010, our internal control over financial reporting is effective based on the COSO criteria.

KPMG LLP, the independent registered public accounting firm which audits our consolidated financial statements, has issued an attestation report of our internal control over financial reporting.  KPMG’s attestation report appears on page 71.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The Brink’s Company:

We have audited The Brink’s Company’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Brink’s Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Brink’s Company acquired Servicio Pan Americano de Proteccion, S.A. de C.V. (“SPP”) on November 17, 2010, and management excluded from its assessment of the effectiveness of The Brink’s Company’s internal control over financial reporting as of December 31, 2010, SPP’s internal control over financial reporting associated with total assets of $220.5 million and total revenues of $51.7 million included in the consolidated financial statements of The Brink’s Company and subsidiaries as of and for the year ended December 31, 2010. Our audit of internal control over financial reporting of The Brink’s Company also excluded an evaluation of the internal control over financial reporting of SPP.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Brink’s Company and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia
February 25, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The Brink’s Company:

We have audited the accompanying consolidated balance sheets of The Brink’s Company and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Brink’s Company and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As disclosed in note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141(R), Business Combinations (included in FASB ASC Topic 805, Business Combinations), effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Brink’s Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. The Brink’s Company acquired Servicio Pan Americano de Proteccion, S.A. de C.V. (“SPP”) on November 17, 2010, and management excluded from its assessment of the effectiveness of The Brink’s Company’s internal control over financial reporting as of December 31, 2010, SPP’s internal control over financial reporting associated with total assets of $220.5 million and total revenues of $51.7 million included in the consolidated financial statements of The Brink’s Company and subsidiaries as of and for the year ended December 31, 2010. Our audit of internal control over financial reporting of The Brink’s Company also excluded an evaluation of the internal control over financial reporting of SPP.

/s/ KPMG LLP

Richmond, Virginia
February 25, 2011

THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets

	December 31,
(In millions, except per share amounts)	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$183.0	143.0
Accounts receivable (net of allowance: 2010 – $7.2; 2009 – $7.1)	525.1	427.6
Prepaid expenses and other	121.0	81.0
Deferred income taxes	48.3	38.5
Total current assets	877.4	690.1

Property and equipment, net	698.9	549.5
Goodwill	244.3	213.7
Other intangibles	83.2	69.4
Deferred income taxes	276.0	254.1
Other	90.7	103.0

Total assets	$2,270.5	1,879.8

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$36.5	7.2
Current maturities of long-term debt	29.0	16.1
Accounts payable	141.5	127.2
Accrued liabilities	469.0	369.8
Total current liabilities	676.0	520.3

Long-term debt	323.7	172.3
Accrued pension costs	266.8	192.1
Retirement benefits other than pensions	218.6	198.3
Deferred income taxes	30.6	30.5
Other	171.7	170.5
Total liabilities	1,687.4	1,284.0

Commitments and contingent liabilities (notes 3, 4, 12, 14, 17 and 21)

Equity:
The Brink’s Company (“Brink’s”) shareholders’ equity:
Common stock, par value $1 per share:
Shares authorized: 100.0
Shares issued and outstanding: 2010 – 46.4; 2009 – 47.9	46.4	47.9
Capital in excess of par value	542.6	550.2
Retained earnings	537.5	514.8
Accumulated other comprehensive income (loss):
Benefit plan adjustments	(550.7)	(520.5)
Foreign currency translation	(64.0)	(60.7)
Unrealized gains on available-for-sale securities	4.4	3.2
Accumulated other comprehensive loss	(610.3)	(578.0)

Total Brink’s shareholders’ equity	516.2	534.9

Noncontrolling interests	66.9	60.9

Total equity	583.1	595.8

Total liabilities and shareholders’ equity	$2,270.5	1,879.8

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
(In millions, except per share amounts)	2010	2009	2008

Revenues	$3,121.5	3,135.0	3,163.5

Costs and Expenses:
Cost of revenues	2,536.4	2,534.5	2,505.1
Selling, general and administrative expenses	429.3	430.2	434.5
Total costs and expenses	2,965.7	2,964.7	2,939.6
Other operating income (expense)	(9.5)	(3.5)	4.6

Operating profit	146.3	166.8	228.5

Interest expense	(14.8)	(11.3)	(12.0)
Interest and other income	8.1	10.8	8.1
Income from continuing operations before tax	139.6	166.3	224.6
Provision for (benefit from) income taxes	67.1	(61.1)	53.0

Income from continuing operations	72.5	227.4	171.6

Income from discontinued operations, net of tax	0.3	4.5	51.5

Net income	72.8	231.9	223.1
Less net income attributable to noncontrolling interests	(15.7)	(31.7)	(39.8)

Net income attributable to Brink’s	$57.1	200.2	183.3

Amounts attributable to Brink’s:
Income from continuing operations	$56.8	195.7	131.8
Income from discontinued operations	0.3	4.5	51.5

Net income attributable to Brink’s	$57.1	200.2	183.3

Earnings per share attributable to Brink’s common shareholders:
Basic:
Continuing operations	$1.18	4.14	2.85
Discontinued operations	0.01	0.10	1.11
Net income	1.18	4.23	3.96

Diluted:
Continuing operations	$1.17	4.11	2.82
Discontinued operations	0.01	0.10	1.10
Net income	1.18	4.21	3.93

Weighted-average shares
Basic	48.2	47.2	46.3
Diluted	48.4	47.5	46.7

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(In millions)	2010	2009	2008

Net income	$72.8	231.9	223.1

Other comprehensive income (loss):
Benefit plan adjustments:
Net experience gains (losses) arising during the year	(67.8)	68.2	(501.2)
Deferred profit sharing	(0.4)	-	-
Tax benefit (provision) related to net experience gains and losses arising during the year	24.1	(0.3)	32.7
Reclassification adjustment for amortization of prior net experience loss included in net income	37.8	28.2	11.8
Tax benefit related to reclassification adjustment	(13.5)	(9.5)	(0.7)
Prior service cost (credit) from plan amendment during the year	(19.3)	-	3.1
Tax benefit (provision) related to prior service cost (credit) from plan amendment during the year	7.1	-	(0.5)
Reclassification adjustment for amortization of prior service cost (credit) included in net income	2.7	1.2	(0.3)
Tax provision (benefit) related to reclassification adjustment	(0.9)	(0.1)	0.6
Benefit plan adjustments, net of tax	(30.2)	87.7	(454.5)

Foreign currency:
Translation adjustments arising during the year	4.6	(92.4)	(47.0)
Reclassification from available-for-sale securities	(0.6)	-	-
Tax benefit (provision) related to translation adjustments	(0.1)	(0.7)	0.8
Reclassification adjustment for deconsolidation of a former subsidiary	(2.0)	-	-
Foreign currency translation adjustments, net of tax	1.9	(93.1)	(46.2)

Available-for-sale securities:
Unrealized net gains (losses) on available-for-sale securities arising during the year	5.4	2.1	(7.2)
Reclassification to foreign currency	0.6	-	-
Tax benefit (provision) related to unrealized net gains and losses on available-for-sale securities	(1.7)	-	2.6
Reclassification adjustment for net (gains) losses realized in net income	(3.8)	-	6.2
Tax provision (benefit) related to reclassification adjustment	1.1	-	(2.2)
Unrealized net gains (losses) on available-for-sale securities, net of tax	1.6	2.1	(0.6)
Other comprehensive income (loss)	(26.7)	(3.3)	(501.3)

Comprehensive income (loss)	$46.1	228.6	(278.2)

Amounts attributable to Brink’s:
Net income	$57.1	200.2	183.3
Benefit plan adjustments	(30.2)	87.7	(454.5)
Foreign currency	(3.3)	(40.3)	(43.9)
Available-for-sale securities	1.2	2.6	(0.6)
Other comprehensive income (loss)	(32.3)	50.0	(499.0)
Comprehensive income (loss) attributable to Brink’s	24.8	250.2	(315.7)

Amounts attributable to noncontrolling interests:
Net income	15.7	31.7	39.8
Foreign currency	5.2	(52.8)	(2.3)
Available-for-sale securities	0.4	(0.5)	-
Other comprehensive income (loss)	5.6	(53.3)	(2.3)
Comprehensive income (loss) attributable to noncontrolling interests	21.3	(21.6)	37.5

Comprehensive income (loss)	$46.1	228.6	(278.2)

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2010, 2009 and 2008
			Capital in Excess		Accumulated Other

	Shares	Common	of Par	Retained	Comprehensive	Noncontrolling
(In millions)	(a)	Stock	Value	Earnings	Loss	Interests	Total
Balance as of December 31, 2007	48.4	$48.4	452.6	675.8	(130.5)	68.2	1,114.5
Net income	-	-	-	183.3	-	39.8	223.1
Other comprehensive loss	-	-	-	-	(499.0)	(2.3)	(501.3)
Shares repurchased (see note 16)	(1.0)	(1.0)	(9.8)	(45.7)	-	-	(56.5)
Termination of Employee Benefits Trust	(1.7)	(1.7)	1.7	-	-	-	-
Dividends to:
Brink’s common shareholders ($0.40 per share)	-	-	-	(18.2)	-	-	(18.2)
Noncontrolling interests	-	-	-	-	-	(12.4)	(12.4)
Share-based compensation:
Stock options and awards:
Compensation expense	-	-	9.5	-	-	-	9.5
Consideration from exercise of stock options	0.1	0.1	18.5	-	-	-	18.6
Excess tax benefit of stock compensation	-	-	13.3	-	-	-	13.3
Other share-based benefit programs	0.1	0.1	4.3	(0.3)	-	-	4.1
Retire shares of common stock	(0.2)	(0.2)	(3.8)	(16.0)	-	-	(20.0)
Spin-off of Brink’s Home Security Holdings, Inc
(“BHS”) (see note 17)	-	-	-	(468.9)	1.5	-	(467.4)
Purchases of subsidiary shares from
noncontrolling interests	-	-	-	-	-	(2.0)	(2.0)
Balance as of December 31, 2008	45.7	45.7	486.3	310.0	(628.0)	91.3	305.3
Net income	-	-	-	200.2	-	31.7	231.9
Other comprehensive income (loss)	-	-	-	-	50.0	(53.3)	(3.3)
Shares repurchased (see note 16)	(0.2)	(0.2)	(2.5)	(3.4)	-	-	(6.1)
Shares contributed to pension plan (see note 16)	2.3	2.3	55.3	-	-	-	57.6
Dividends to:
Brink’s common shareholders ($0.40 per share)	-	-	-	(18.4)	-	-	(18.4)
Noncontrolling interests	-	-	-	-	-	(13.7)	(13.7)
Share-based compensation:
Stock options and awards:
Compensation expense	-	-	6.6	-	-	-	6.6
Consideration from exercise of stock options	0.1	0.1	1.2	-	-	-	1.3
Excess tax benefit of stock compensation	-	-	0.1	-	-	-	0.1
Other share-based benefit programs	-	-	3.2	(0.4)	-	-	2.8
Adjustment to spin-off of BHS (see note 17)	-	-	-	26.8	-	-	26.8
Acquisitions of new subsidiaries (see note 6)	-	-	-	-	-	4.9	4.9
Balance as of December 31, 2009	47.9	47.9	550.2	514.8	(578.0)	60.9	595.8
Net income	-	-	-	57.1	-	15.7	72.8
Other comprehensive income (loss)	-	-	-	-	(32.3)	5.6	(26.7)
Shares repurchased (see note 16)	(1.7)	(1.7)	(19.5)	(12.5)	-	-	(33.7)
Dividends to:
Brink’s common shareholders ($0.40 per share)	-	-	-	(18.9)	-	-	(18.9)
Noncontrolling interests	-	-	-	-	-	(18.4)	(18.4)
Share-based compensation:
Stock options and awards:
Compensation expense	-	-	6.2	-	-	-	6.2
Consideration from exercise of stock options	0.4	0.4	6.1	-	-	-	6.5
Excess tax benefit of stock compensation	-	-	0.7	-	-	-	0.7
Other share-based benefit programs	(0.2)	(0.2)	(1.1)	(3.0)	-	-	(4.3)
Acquisitions of new subsidiaries (see note 6)	-	-	-	-	-	3.1	3.1
Balance as of December 31, 2010	46.4	$46.4	542.6	537.5	(610.3)	66.9	583.1
(a)	Includes 1.7 million shares at December 31, 2007, held by The Brink’s Company Employee Benefits Trust that were not allocated to participants. The trust was terminated in 2008 (see note 16).

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
(In millions)	2010	2009	2008

Cash flows from operating activities:
Net income	$72.8	231.9	223.1
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(0.3)	(4.5)	(51.5)
Depreciation and amortization	136.6	135.1	122.3
Stock compensation expense	6.2	6.6	7.8
Deferred income taxes	(2.3)	(91.0)	(20.0)
Deconsolidation of Brink’s Belgium and write-down to fair value	13.4	-	-
Gains and losses:
Sales of property and other assets	(1.2)	(9.4)	(13.1)
Acquisitions of controlling interest of equity-method or cost-method investments	13.7	(14.9)	-
Bargain purchase gain	(5.1)	-	-
Impairment charges:
Available-for-sale securities	-	-	7.1
Long-lived assets	0.7	2.7	1.9
Retirement benefit funding (more) less than expense:
Pension	(4.2)	(102.7)	(12.2)
Other than pension	16.6	15.3	(5.1)
Other operating	3.8	4.3	5.0
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(37.7)	8.9	(24.1)
Accounts payable, income taxes payable and accrued liabilities	38.9	(16.4)	40.8
Prepaid and other current assets	(14.4)	3.5	(21.8)
Other	7.7	2.3	(5.8)
Discontinued operations	(9.9)	23.5	172.7
Net cash provided by operating activities	235.3	195.2	427.1

Cash flows from investing activities:
Capital expenditures	(148.8)	(170.6)	(165.3)
Acquisitions	(100.7)	(74.6)	(11.7)
Available-for-sale securities:
Purchases	(3.0)	(11.1)	(3.5)
Sales	1.3	4.7	2.5
Cash proceeds from sale of property, equipment and investments	4.9	10.5	16.9
Cash held by home security business at spin-off	-	-	(50.0)
Other	(9.1)	-	2.0
Discontinued operations	-	-	(150.8)
Net cash used by investing activities	(255.4)	(241.1)	(359.9)

Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term debt	27.1	(0.9)	(4.4)
Long-term revolving credit facilities	121.2	(10.1)	93.5
Other long-term debt:
Borrowings	3.6	0.6	-
Repayments	(19.5)	(11.9)	(12.6)
Cash proceeds from sale-leaseback transactions	1.2	13.6	-
Debt financing costs	(2.5)	-	-
Repurchase shares of common stock of Brink’s	(33.7)	(6.9)	(56.6)
Dividends to:
Shareholders of Brink’s	(18.9)	(18.4)	(18.2)
Noncontrolling interests in subsidiaries	(18.4)	(13.7)	(12.4)
Proceeds from exercise of stock options	1.3	1.3	16.2
Excess tax benefits associated with stock compensation	0.6	0.3	12.5
Minimum tax withholdings associated with stock compensation	(1.8)	(0.4)	(17.6)
Other	(0.2)	(0.1)	-
Net cash provided (used) by financing activities	60.0	(46.6)	0.4
Effect of exchange rate changes on cash	0.1	(15.4)	(13.1)
Cash and cash equivalents:
Increase (decrease)	40.0	(107.9)	54.5
Balance at beginning of year	143.0	250.9	196.4
Balance at end of year	$183.0	143.0	250.9

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

Principles of Consolidation
The consolidated financial statements include the accounts of Brink’s and the subsidiaries it controls.  Control is determined based on ownership rights or, when applicable, based on whether we are considered to be the primary beneficiary of a variable interest entity.  Our interest in 20%- to 50%-owned companies that are not controlled are accounted for using the equity method (“equity affiliates”), unless we do not sufficiently influence the management of the investee.  Other investments are accounted for as cost-method investments or as available-for-sale.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits and investments with original maturities of three months or less.  As of December 31, 2010, cash and cash equivalents includes $38.5 related to cash held by certain of our cash processing businesses.  Customers’ cash that is processed in these secure cash logistics operations transfers title to us for a short period of time.  We record the customers’ cash as part of our cash and cash equivalents with a corresponding liability of the same amount.  The cash is credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources.

Available-for-sale Securities
We have securities held as of December 31, 2010 and 2009 designated as available-for-sale securities for purposes of FASB ASC Topic 320, Investments – Debt and Equity Securities and are recorded in other noncurrent assets in the consolidated balance sheets.  Unrealized gains and losses on available-for-sale securities are generally reported in accumulated other comprehensive income (loss) until realized.  Realized gains and losses as well as declines in value judged to be other-than-temporary are reported in interest and other income.

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

Goodwill and Other Intangible Assets
Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired.  Intangible assets arising from business acquisitions include customer lists, customer relationships, covenants not to compete, trademarks and other identifiable intangibles.  Intangible assets that are subject to amortization have, at December 31, 2010, remaining useful lives ranging from 1 to 15 years and are amortized based on the pattern in which the economic benefits are used or on a straight-line basis.

Impairment of Long-Lived Assets
Goodwill is not amortized but is tested at least annually for impairment at the reporting unit level, which is at the operating segment level or one level below an operating segment. Goodwill is assigned to one or more reporting units at the date of acquisition. Our reporting units are EMEA; Latin America; Asia Pacific and North America. The goodwill impairment test, performed at October 1 of each year, is a two-step test. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to the carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of any impairment loss.  Indefinite-lived intangibles are also tested for impairment at least annually by comparing the carrying value of indefinite-lived intangible asset to their estimated fair values.  We base our estimates of fair value on projected future cash flows.

We completed goodwill impairment tests during each of the last three years with no impairment charges required.  No impairment test was performed during the year for indefinite-lived intangibles acquired in the fourth quarter as no indicators of impairment existed in the short time from acquisition date to year end.

Long-lived assets other than goodwill and other indefinite lived intangibles are reviewed for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable.

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

Retirement Benefit Plans
We account for retirement benefit obligations under FASB ASC Topic 715, Compensation – Retirement Benefits.  We derive the discount rates used to measure the present value of our benefit obligations using the cash flow matching method.  Under this method, we compare the plan’s projected payment obligations by year with the corresponding yields on the Mercer Yield Curve.  Each year’s projected cash flows are then discounted back to their present value at the measurement date and an overall discount rate is determined.  The overall discount rate is then rounded to the nearest tenth of a percentage point. We use a similar approach to select the discount rates for major non-U.S. plans.  For other non-U.S. plans, discount rates are developed based on a bond index within the country of domicile.

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

Venezuela
Our Venezuelan operations accounted for $186 million or 6% of total Brink’s revenues in 2010.  Our operating margins in Venezuela have varied depending on the mix of business during any year and have been up to three times our overall international segment operating margin rate.

In December 2009, we repatriated dividends generated by our Venezuelan operations that had been unpaid over the last several years using the legal parallel market exchange rate.  We decided to repatriate our dividends using the parallel rate due to significant delays in receiving the needed government approval to repatriate dividends at the official rate.  We began translating our financial statements for our Venezuelan operations using the parallel rate, effective December 21, 2009, the date of our decision, since we expected to pay future dividends using the parallel rate.  This is consistent with the guidance issued by the International Practices Task Force of the Center for Audit Quality (the “IPTF”) and U.S. GAAP.  This guidance provides that, in the absence of unusual circumstances, the rate used for dividend remittances should be used to translate foreign financial statements.

In 2009, we recognized foreign currency translation losses because we changed to the parallel rate for purposes of translating our Venezuelan financial position.  We recognized foreign currency translation losses in other comprehensive income (loss) in 2009 of
•	$85 million attributable to Brink’s
•	$54 million attributable to noncontrolling interests, and
•	$139 million in total.

The economy in Venezuela has had significant inflation in the last several years. In determining whether Venezuela is a highly inflationary economy, we previously used the consumer price index ("CPI") which is based on the inflation rates for the metropolitan area of Caracas, Venezuela.  Beginning January 1, 2008, a national consumer price index ("NCPI") was developed for the entire country of Venezuela.  However, because inflation data was not available to compute a cumulative three-year inflation rate for Venezuela using only NCPI, we used a blended NCPI and CPI rate to determine whether the three-year cumulative inflation rate had exceeded 100% at December 31, 2009.

At December 31, 2009, the blended three-year cumulative inflation rate was approximately 100.5%. As a result, beginning January 1, 2010, we designated Venezuela’s economy as highly inflationary for accounting purposes, and we consolidated our Venezuelan results using our accounting policy for subsidiaries operating in highly inflationary economies. We remeasured bolivar fuerte-denominated net monetary assets at each balance sheet date using the parallel rate until June 9, 2010, when the Venezuelan government replaced the parallel rate with a new exchange process that requires each transaction be approved by the government’s central bank (the “SITME” rate).  On a daily basis, the central bank publishes ranges of prices at which it may approve transactions to purchase dollar-denominated bonds, resulting in an exchange rate range of 4.3 to 5.3 bolivar fuertes to the U.S. dollar. To date, approved transactions have been at the upper end of the range.  To the extent we need to obtain U.S. dollars, we currently expect our U.S. dollar-denominated transactions to be settled at a rate of 5.3 bolivar fuertes to the U.S. dollar.  We have used this rate to remeasure our bolivar fuerte-denominated monetary assets and liabilities into U.S. dollars at December 31, 2010, resulting in bolivar fuerte-denominated net monetary assets at December 31, 2010, of $31.0 million.  We recognized a $3.2 million net remeasurement loss in 2010.

Under the new law, approved transactions may not exceed $350,000 per legal entity per month.  Despite the new law, we believe that we will be able to obtain sufficient U.S. dollars to purchase imported supplies and fixed assets to operate our business in Venezuela.  We believe the new law will limit the repatriation of cash invested in Venezuela for the foreseeable future.  At December 31, 2010, our Venezuelan subsidiaries held $3.3 million of cash and short-term investments denominated in U.S. dollars and $18.2 million of cash denominated in bolivar fuertes.  On an equity-method basis, we had investments in our Venezuelan operations of $50.6 million at December 31, 2010.  The amount includes retained earnings net of currency translation adjustments of the business.

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

Use of Estimates
In accordance with U.S. generally accepted accounting principles (“GAAP”), our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements.  Actual results could differ materially from those estimates.  The most significant estimates used by management are related to goodwill and other long-lived assets, pension and other retirement benefit assets and obligations, legal contingencies, deferred tax assets, purchase price allocations and foreign currency translation.

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

New Accounting Standards

Recently Adopted Accounting Standards
We adopted Statement of Financial Accounting Standard (“SFAS”) 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162, effective for our quarter ended September 30, 2009.  SFAS 168 established the FASB Accounting Standards Codification (“Codification”) as the sole source of authoritative non-governmental accounting principles to be applied in the preparation of financial statements in conformity with GAAP. Although SFAS 168 does not change GAAP, the adoption of SFAS 168 affected our financial statements since all future references to authoritative accounting literature are now in accordance with SFAS 168.

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

We adopted the accounting principles established by SFAS 141(R), Business Combinations, which is now part of FASB ASC Topic 805, Business Combinations, effective January 1, 2009.  FASB ASC Topic 805 establishes requirements for an acquirer to record the assets acquired, liabilities assumed, and any related noncontrolling interests related to the acquisition of a controlled subsidiary, measured at fair value, as of the acquisition date.  In 2008, we expensed all acquisition costs for transactions that were expected to close in 2009.  In 2009 and 2010, we recognized gains and losses related to the acquisition of controlling interests in affiliates previously accounted for under the equity method or cost method – see note 6 to our consolidated financial statements.  The adoption of this new guidance did not otherwise have an effect on our historical financial statements, but does affect the way we account for acquisitions after the effective date.

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

We adopted the accounting principles established by SFAS 161, Disclosures about Derivative Instruments and Hedging Activities an Amendment of SFAS 133, which is now part of FASB ASC Topic 815, Derivatives and Hedging, effective January 1, 2009.  FASB ASC Topic 815 requires enhanced disclosures about an entity's derivative and hedging activities.  The adoption of this new guidance had no effect on our financial statements.

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

We adopted the accounting principles established by FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which is now part of FASB ASC Topic 825, Financial Instruments, effective for our quarter ended June 30, 2009.  FASB ASC Topic 825 requires disclosures about the fair value of financial instruments in interim reporting periods whereas, previously, the disclosures were required only in annual financial statements.  The adoption of this new guidance resulted in the disclosure of the fair value of our significant fixed-rate long-term debt and our available-for-sale securities as of our interim reporting periods.  This new guidance did not otherwise have an effect on our financial statements.

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

We adopted the accounting principles established by ASU 2009-16, Transfers and Servicing: Accounting for Transfers of Financial Assets, effective January 1, 2010.  This ASU removes the concept of a qualifying special-purpose entity (QSPE) from SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and removes the exception from applying FASB Interpretation 46R, Consolidation of Variable Interest Entities. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  The adoption of this new guidance did not have a material effect on our financial statements.

We adopted the accounting principles established by ASU 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, effective January 1, 2010. This ASU requires an ongoing reassessment and replaces the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity (“VIE”) with a primarily qualitative analysis. The qualitative analysis is based on identifying the party that has both the power to direct the activities that most significantly affect the VIE’s economic performance (the “power criterion”) and the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE (the “losses/benefit criterion”). The party that meets both these criteria is deemed to have a controlling financial interest. The party with the controlling financial interest is considered to be the primary beneficiary and as a result is required to consolidate the VIE.  The adoption of this new guidance did not have a material effect on our financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements.  ASU 2010-06 both expands and clarifies the disclosure requirements related to fair value measurements. Entities are required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 of the fair value valuation hierarchy and describe the reasons for the transfers. Additionally, entities are required to disclose information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The new guidance also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques.  We adopted the new disclosures effective January 1, 2010, except for the Level 3 rollforward disclosures. The Level 3 rollforward disclosures will be effective for us January 1, 2011.  The adoption of the ASU did not have a material effect on our disclosures as we did not have any significant transfers in and out of Level 1 and Level 2 of the fair value valuation hierarchy in 2010.

We adopted the accounting principles established by ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, effective January 1, 2010.  Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.

In January 2010, the FASB issued ASU 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification, which clarifies the scope of the decrease in ownership provisions of ASC 810-10, Consolidation, and related guidance.  The ASU clarified that the standard applies to a subsidiary or group of assets that is a business, a subsidiary that is a business that is transferred to an equity method investee or joint venture, or an exchange of a group of assets that constitutes a business for a noncontrolling interest in an entity (including an equity method investee or joint venture).  The ASU also expands the disclosures required upon deconsolidation of a subsidiary to disclose the valuation techniques used to measure the fair value of any retained investment in the former subsidiary, the nature of continuing involvement after the former subsidiary has been deconsolidated or derecognized and whether the transaction resulting in deconsolidation was with a related party or if the deconsolidated entity will become a related party. Finally, the ASU also requires that entities disclose valuation techniques used to measure the fair value of previously held equity interests prior to acquiring control in a business combination achieved in stages. We adopted this guidance effective January 1, 2010.  See page 99 for disclosures regarding our remeasurement of a previously held equity interest in SPP and page 117 for disclosures about our 2010 deconsolidation of Brink’s Belgium.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency Issues: Multiple Foreign Currency Exchange Rates, which codified an SEC Staff Announcement made at the March 18, 2010, Emerging Issues Task Force (“EITF”) meeting.  The Staff Announcement provides the SEC staff’s view on certain exchange rates related to investments in Venezuela.  The use of different rates for remeasurement and translation purposes causes Venezuelan reported balances for financial reporting purposes and the actual U.S. dollar denominated balances to be different.  The SEC staff indicated that any differences between the amounts reported for financial reporting purposes and actual U.S. dollar denominated balances that may have existed prior to the application of the highly inflationary accounting requirements (January 1, 2010, for calendar year-end registrants including Brink’s) should be recognized in the income statement, unless the issuer can document that the difference was previously recognized as a cumulative translation adjustment, in which case the difference should be recognized as a currency translation adjustment. We adopted the guidance effective March, 31, 2010, and recognized these differences as a currency translation adjustment as of January 1, 2010, upon the adoption of highly inflationary accounting in Venezuela.  See related disclosures above in Note 1 – Summary of Significant Accounting Policies – Foreign Currency Translation – Venezuela.

In December 2010, the FASB ratified EITF 10-G, Disclosure of Supplementary Pro Forma Information for Business Combinations. EITF 10-G affects public entities that have entered into material business combinations and requires that pro forma disclosures should reflect the assumption that the business combination had occurred as of the beginning of the prior annual period.  It also requires a description of nonrecurring pro forma adjustments.  EITF 10-G is effective and should be applied prospectively for business combinations completed during periods beginning after December 15, 2010, with early adoption permitted.  We are required to adopt the new rule in 2011, but we have adopted this standard for acquisitions occurring in 2010.  See related disclosures on page 103.

Standards Not Yet Adopted
In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, which will be effective for us on January 1, 2011. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in a multiple-deliverable arrangement. In addition, the revised guidance requires additional disclosures about the methods and assumptions used to evaluate multiple-deliverable arrangements and to identify the significant deliverables within those arrangements. We are currently evaluating the potential effect of the amended guidance on our financial statements.

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements that Include Software Elements, which will be effective for us on January 1, 2011.  ASU 2009-14 amends ASC Topic 985 to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality.  We are currently evaluating the potential effect of the amended guidance on our financial statements.

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

The primary services of the reportable segments include:
•	Cash-in-transit (“CIT”) – armored vehicle transportation
•	Automated teller machine (“ATM”) – replenishment and servicing
•	Global Services – transportation of valuables globally
•	Cash Logistics – supply chain management of cash
•	Payment Services – consumers pay utility and other bills at payment locations
•	Guarding Services – including airport security

We currently serve customers in more than 100 countries, including approximately 50 countries where we operate subsidiaries.

	Revenues			Operating Profit (Loss)
	Years Ended December 31,			Years Ended December 31,
(In millions)	2010	2009	2008	2010	2009	2008

Business Segments

International	$2,203.7	2,240.9	2,231.3	$164.8	156.8	215.0
North America	917.8	894.1	932.2	44.1	56.6	56.9
Business segments	3,121.5	3,135.0	3,163.5	208.9	213.4	271.9
Non-segment	-	-	-	(62.6)	(46.6)	(43.4)
Total	$3,121.5	3,135.0	3,163.5	$146.3	166.8	228.5

	Capital Expenditures			Depreciation and Amortization
	Years Ended December 31,			Years Ended December 31,
(In millions)	2010	2009	2008	2010	2009	2008

Business Segments

International	$110.7	103.1	112.7	$84.5	88.5	85.7
North America	38.1	67.5	52.6	43.0	36.6	31.0
Property and equipment	148.8	170.6	165.3	127.5	125.1	116.7
Amortization of intangible assets:
International	-	-	-	8.1	9.0	4.8
North America	-	-	-	1.0	1.0	0.8
Total	$148.8	170.6	165.3	$136.6	135.1	122.3

	Assets
	December 31,
(In millions)	2010	2009	2008

Business Segments

International	$1,531.7	1,265.5	1,289.1
North America	426.8	335.4	341.9
Business Segments	1,958.5	1,600.9	1,631.0
Non-segment	312.0	278.9	184.8
Total	$2,270.5	1,879.8	1,815.8

	Long-Lived Assets (a)			Revenues
	December 31,			Years Ended December 31,
(In millions)	2010	2009	2008	2010	2009	2008

Geographic

Non-U.S.:
France	$159.9	167.2	167.0	$533.0	615.2	697.7
Brazil	99.8	96.5	29.0	303.3	257.6	193.5
Venezuela	38.3	33.2	75.0	185.9	376.1	350.9
Other	543.0	372.8	280.2	1,355.8	1,154.5	1,158.8
Subtotal	841.0	669.7	551.2	2,378.0	2,403.4	2,400.9
United States	185.4	162.9	143.5	743.5	731.6	762.6
Total	$1,026.4	832.6	694.7	$3,121.5	3,135.0	3,163.5
(a)	Long-lived assets include property and equipment, net; goodwill; other intangible assets, net; and deferred charges.

Revenues are recorded in the country where service is initiated or performed. No single customer represents more than 10% of total revenue.
	December 31,
(In millions)	2010	2009	2008

Net assets outside the U.S.

Europe, Middle East and Africa	$271.2	300.9	365.0
Latin America	346.4	261.1	258.5
Asia Pacific	94.8	87.8	26.6
Other	75.2	34.8	30.1
Total	$787.6	684.6	680.2

	December 31,
(In millions)	2010	2009	2008

Investments in unconsolidated equity affiliates

International	$11.5	10.2	13.1
Total	$11.5	10.2	13.1

Share of earnings of unconsolidated equity affiliates

International	$3.9	4.5	4.7
Other	-	-	0.3
Total	$3.9	4.5	5.0

Undistributed earnings of equity affiliates included in consolidated retained earnings approximated $5.7 million at December 31, 2010, $5.3 million at December 31, 2009, and $8.1 million at December 31, 2008.

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

Components of Net Periodic Pension Cost

(In millions)	U.S. Plans			Non-U.S. Plans			Total
Years Ended December 31,	2010	2009	2008	2010	2009	2008	2010	2009	2008

Service cost	$-	-	-	$6.6	6.1	9.7	$6.6	6.1	9.7
Interest cost on PBO	46.5	47.7	45.9	13.4	12.2	12.8	59.9	59.9	58.7
Return on assets - expected	(66.8)	(61.2)	(58.9)	(10.6)	(9.0)	(11.6)	(77.4)	(70.2)	(70.5)
Amortization of losses	19.5	9.1	1.6	3.2	3.5	3.7	22.7	12.6	5.3
Settlement loss	-	0.3	-	0.1	-	-	0.1	0.3	-
Net pension cost (credit)	$(0.8)	(4.1)	(11.4)	$12.7	12.8	14.6	$11.9	8.7	3.2

Obligations and Funded Status
Changes in the projected benefit obligation (“PBO”) and plan assets for our pension plans are as follows:

(In millions)	U.S. Plans		Non-U.S. Plans		Total
Years Ended December 31,	2010	2009	2010	2009	2010	2009

PBO at beginning of year	$810.5	769.3	223.4	196.3	1,033.9	965.6
Service cost	-	-	6.6	6.1	6.6	6.1
Interest cost	46.5	47.7	13.4	12.2	59.9	59.9
Plan participant contributions	-	-	2.9	2.8	2.9	2.8
Plan settlements	-	(3.5)	(0.5)	-	(0.5)	(3.5)
Acquisition	-	-	39.0	-	39.0	-
Benefits paid	(38.0)	(36.1)	(8.8)	(8.9)	(46.8)	(45.0)
Actuarial (gains) losses	71.1	33.1	15.7	(0.6)	86.8	32.5
Foreign currency exchange effects	-	-	(2.1)	15.5	(2.1)	15.5
PBO at end of year	$890.1	810.5	289.6	223.4	1,179.7	1,033.9

Fair value of plan assets at beginning of year	$658.2	440.1	188.9	147.9	847.1	588.0
Return on assets – actual	77.4	103.5	22.2	19.2	99.6	122.7
Plan participant contributions	-	-	2.9	2.8	2.9	2.8
Employer contributions:
Primary U.S. Plan (a)	-	150.0	-	-	-	150.0
Other plans	0.8	4.2	15.3	14.8	16.1	19.0
Plan settlements	-	(3.5)	(0.5)	-	(0.5)	(3.5)
Acquisition	-	-	0.6	-	0.6	-
Benefits paid	(38.0)	(36.1)	(8.8)	(8.9)	(46.8)	(45.0)
Foreign currency effects	-	-	(2.0)	13.1	(2.0)	13.1
Fair value of plan assets at end of year	$698.4	658.2	218.6	188.9	917.0	847.1

Funded status	$(191.7)	(152.3)	(71.0)	(34.5)	(262.7)	(186.8)

Included in:
Noncurrent asset	$-	-	(8.6)	(8.2)	(8.6)	(8.2)
Current liability, included in accrued liabilities	1.4	1.7	3.1	1.2	4.5	2.9
Noncurrent liability	190.3	150.6	76.5	41.5	266.8	192.1
Net pension liability	$191.7	152.3	71.0	34.5	262.7	186.8
(a)	Comprised of $92.4 million of cash and $57.6 million of shares of Brink’s common stock.

Other Changes in Plan Assets and Benefit Recognized in Other Comprehensive Income

(In millions)	U.S. Plans		Non-U.S. Plans		Total
Years Ended December 31,	2010	2009	2010	2009	2010	2009

Benefit plan experience loss recognized in
accumulated other comprehensive income (loss):
Beginning of year	$(367.4)	(385.7)	(17.4)	(30.2)	(384.8)	(415.9)
Net experience gains (losses) arising during the year	(60.5)	9.2	(4.1)	10.8	(64.6)	20.0
Reclassification adjustment for amortization of
experience loss included in net income	19.5	9.1	1.9	2.0	21.4	11.1
End of year	$(408.4)	(367.4)	(19.6)	(17.4)	(428.0)	(384.8)

Benefit plan prior service cost recognized in
accumulated other comprehensive income (loss):
Beginning of year	$-	-	(8.9)	(10.4)	(8.9)	(10.4)
Reclassification adjustment for amortization of
prior service cost included in net income	-	-	1.3	1.5	1.3	1.5
End of year	$-	-	(7.6)	(8.9)	(7.6)	(8.9)

Approximately $30.9 million of experience loss and $1.5 million of prior service cost are expected to be amortized from accumulated other comprehensive income (loss) into net periodic pension cost during 2011.

The net experience losses in 2010 were primarily due to the lower discount rate of the U.S. plans, partially offset by the actual return on assets being higher than expected.  The net experience gains in 2009 were primarily due to the actual return on assets being higher than expected partially offset by the lower discount rate of the U.S. plans.

Information Comparing Plan Assets to Plan Obligations
Information comparing plan assets to plan obligations as of December 31, 2010 and 2009 are aggregated below.  The ABO differs from the PBO in that the ABO is based on the benefit earned through the date noted.  The PBO includes assumptions about future compensation levels for plans that have not been frozen.

	ABO Greater		Plan Assets
(In millions)	Than Plan Assets		Greater Than ABO		Total
December 31,	2010	2009	2010	2009	2010	2009

PBO	$985.0	867.5	194.7	166.4	1,179.7	1,033.9
ABO	968.2	862.5	181.7	156.2	1,149.9	1,018.7
Fair value of plan assets	722.6	678.9	194.4	168.2	917.0	847.1

Assumptions
The weighted-average assumptions used in determining the net pension cost and benefit obligations for our pension plans were as follows:

	U.S. Plans			Non-U.S. Plans
	2010	2009	2008	2010	2009	2008

Discount rate:
Pension cost	5.9%	6.6%	6.4%	6.2%	6.2%	5.5%
Benefit obligation at year end	5.3%	5.9%	6.2%	5.8%	6.2%	6.2%

Expected return on assets – Pension cost	8.8%	8.8%	8.8%	5.5%	5.8%	5.9%

Average rate of increase in salaries (a):
Pension cost	N/A	N/A	N/A	3.1%	4.0%	3.0%
Benefit obligation at year end	N/A	N/A	N/A	3.3%	3.1%	4.0%
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

Cash Flows
Estimated Contributions from the Company into Plan Assets
Our policy is to fund at least the minimum actuarially determined amounts required by applicable regulations.  Based on December 31, 2010, data, assumptions and funding regulations, we are not required to make a contribution to the primary U.S. plan for the fiscal year 2011.

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

We expect to contribute approximately $1.4 million to our nonqualified U.S. pension plan and $14.2 million to our non-U.S. pension plans in 2011.

Estimated Future Benefit Payments from Plan Assets to Beneficiaries
Our projected benefit payments at December 31, 2010, for each of the next five years and the aggregate five years thereafter are as follows:

(In millions)	U.S. Plans	Non-U.S. Plans	Total

2011	$41.1	10.7	51.8
2012	43.1	11.7	54.8
2013	45.2	12.4	57.6
2014	45.7	13.5	59.2
2015	47.1	14.0	61.1
2016 through 2020	266.9	85.7	352.6
Total	$489.1	148.0	637.1

Multi-employer Pension Plans
We contribute to multi-employer pension plans in a few of our non-U.S. subsidiaries.  Multi-employer pension expense for continuing operations was $2.3 million in 2010, $2.1 million in 2009 and $2.1 million in 2008.

Savings Plans
We sponsor various defined contribution plans to help eligible employees provide for retirement.  We match 125% of up to 5% of our employees’ eligible contributions to our U.S. 401(k) plan.  Participants were formerly allowed to invest in Brink’s common stock, but in January 2008, all Brink’s stock investments were reallocated to other investments.  Our matching contribution expense is as follows:

(In millions)
Years Ended December 31,	2010	2009	2008

U.S. 401(k)	$16.3	13.4	11.7
Other Plans	4.0	3.4	1.8
Total	$20.3	16.8	13.5

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

Components of Net Periodic Postretirement Cost
The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

(In millions)	UMWA plans			Black lung and other plans			Total
Years Ended December 31,	2010	2009	2008	2010	2009	2008	2010	2009	2008

Service cost	$-	-	-	$-	-	0.1	$-	-	0.1
Interest cost on APBO	27.1	25.8	31.3	2.9	2.8	3.0	30.0	28.6	34.3
Return on assets – expected	(25.3)	(22.6)	(38.6)	-	-	-	(25.3)	(22.6)	(38.6)
Amortization of losses	16.0	16.7	7.9	1.8	0.1	0.3	17.8	16.8	8.2
Curtailment gain (a)	-	-	-	-	-	(2.0)	-	-	(2.0)
Net periodic postretirement cost	$17.8	19.9	0.6	$4.7	2.9	1.4	$22.5	22.8	2.0
(a)  In January 2008, Brink’s froze the Canadian retirement benefit plan.

Obligations and Funded Status
Changes in the APBO and plan assets related to retirement health care benefits are as follows:

(In millions)	UMWA plans		Black lung and other plans		Total
Years Ended December 31,	2010	2009	2010	2009	2010	2009

APBO at beginning of year	$465.5	483.6	47.1	48.6	512.6	532.2
Interest cost	27.1	25.8	2.9	2.8	30.0	28.6
Plan amendments	-	-	19.3	-	19.3	-
Benefits paid	(37.8)	(39.6)	(5.9)	(7.6)	(43.7)	(47.2)
Medicare subsidy received	3.2	3.2	-	-	3.2	3.2
Actuarial (gain) loss, net	16.3	(7.5)	(1.3)	4.5	15.0	(3.0)
Foreign currency exchange effects and other	-	-	0.1	(1.2)	0.1	(1.2)
APBO at end of year	$474.3	465.5	62.2	47.1	536.5	512.6

Fair value of plan assets at beginning of year	$308.0	276.1	-	-	308.0	276.1
Employer contributions	-	-	5.9	7.6	5.9	7.6
Return on assets – actual	37.1	67.8	-	-	37.1	67.8
Benefits paid	(38.1)	(39.1)	(5.9)	(7.6)	(44.0)	(46.7)
Medicare subsidy received	3.2	3.2	-	-	3.2	3.2
Fair value of plan assets at end of year	$310.2	308.0	-	-	310.2	308.0

Funded status	$(164.1)	(157.5)	(62.2)	(47.1)	(226.3)	(204.6)

Included in:
Current, included in accrued liabilities	$-	-	7.7	6.3	7.7	6.3
Noncurrent	164.1	157.5	54.5	40.8	218.6	198.3
Retirement benefits other than pension liability	$164.1	157.5	62.2	47.1	226.3	204.6

Other Changes in Plan Assets and Benefit Recognized in Other Comprehensive Income
Changes in accumulated other comprehensive income (loss) of our retirement benefit plans other than pensions are as follows:

(In millions)	UMWA plans		Black lung and other plans		Total
Years Ended December 31,	2010	2009	2010	2009	2010	2009

Benefit plan experience gain (loss) recognized in
accumulated other comprehensive income (loss):
Beginning of year	$(251.6)	(321.0)	$(9.3)	(5.2)	$(260.9)	(326.2)
Net experience gains (losses) arising during the year	(4.5)	52.7	1.3	(4.5)	(3.2)	48.2
Reclassification adjustment for amortization of
experience losses included in net income	16.0	16.7	0.4	0.4	16.4	17.1
End of year	$(240.1)	(251.6)	$(7.6)	(9.3)	$(247.7)	(260.9)

Benefit plan prior service (cost) credit recognized in
accumulated other comprehensive income (loss):
Beginning of year	$-	-	$2.6	2.9	$2.6	2.9
Prior service cost from plan amendments
during the year	-	-	(19.3)	-	(19.3)	-
Reclassification adjustment for amortization or curtailment
recognition of prior service credit included in net income	-	-	1.4	(0.3)	1.4	(0.3)
End of year	$-	-	$(15.3)	2.6	$(15.3)	2.6

We estimate that $15.4 million of experience loss and $2 million of prior service cost will be amortized from accumulated other comprehensive income (loss) into net periodic postretirement cost during 2011.

We recognized net experience losses in 2010 associated with the UMWA obligations primarily related to the lower discount rate and mortality losses, partially offset by the return on assets being higher than expected.

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

Assumptions
The accumulated postretirement benefit obligation (“APBO”) for each of the plans was determined using the unit credit method and an assumed discount rate as follows:

	2010	2009	2008

Weighted-average discount rate:
Postretirement cost:
UMWA plans	5.9%	6.2%	6.4%
Black lung	5.3%	6.3%	6.1%
Weighted-average	5.8%	6.2%	6.4%
Benefit obligation at year end:
UMWA plans	5.3%	5.9%	6.2%
Black lung	4.8%	5.4%	6.3%
Weighted-average	5.2%	5.9%	6.2%
Expected return on assets	8.8%	8.8%	8.8%

The RP-2000 Employee, Annuitant, Blue Collar and Combined Healthy Blue Collar mortality tables are primarily used to estimate expected lives of participants.

2010 Health Care Reform
The Patient Protection and Affordable Care Act, which was enacted in March 2010, contains an amendment to the laws governing federal black lung benefits for coal miners.  The amendment creates a presumption that benefits should be awarded to current or former coal miners that have accumulated 15 or more years of coal mine employment if they are able to prove that they have a disabling pulmonary disease.  Previously, miners were required to demonstrate that their disabling pulmonary disease was caused by black lung disease, and not by some other cause such as smoking or old age.  Under the new law, the burden of proof becomes the employer’s to establish that the disabling pulmonary disease is not black lung disease or that the miner’s disease did not result from coal mine employment.  Surviving spouses will no longer be required to prove that black lung disease caused the death of a miner to continue receiving benefits.

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

Approval rates used in the remeasurement of the black lung obligation were increased to reflect an estimate of the effect of the new legislation.  The discount rate used at remeasurement was 5.3% (compared to 5.4% at December 31, 2009) and the health care cost trend rate was 5.0% (compared to 8.0% at December, 31, 2009).  Approval rates are difficult to estimate since the effect of the change in the law has not yet been observed in practice.  The liability could change in the future if the approval rates used in the estimates of the liabilities are either too high or too low.  These estimated amounts will change in the future to reflect payments made, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the currently estimated amounts.

Health Care Cost Trend Rates
For UMWA plans, the assumed health care cost trend rate used to compute the 2010 APBO is 7.0% for 2011, declining ratably to 5.0% in 2017 and thereafter (in 2009: 7.5% for 2010 declining ratably to 5.0% in 2016 and thereafter).  For the black lung obligation, the assumed health care cost trend rate used to compute the 2010 APBO was 5.0%.  Other plans in the U.S. provide for fixed-dollar value coverage for eligible participants and, accordingly, are not adjusted for inflation.

The table below shows the estimated effects of a one percentage-point change in the assumed health care cost trend rates for each future year.

	Effect of Change in Assumed Health Care Trend Rates
(In millions)	Increase 1%	Decrease 1%

Higher (lower):
Service and interest cost in 2010	$2.8	(2.4)
APBO at December 31, 2010	53.5	(45.7)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) provides for a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare prescription drug benefits.  Because of the broadness of coverage provided under our plan, we believe that the plan benefits are at least actuarially equivalent to the Medicare benefits.  The estimated effect of the legislation has been recorded as a reduction to the APBO, as permitted by FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, included in FASB ASC Topic 715, Compensation – Retirement Benefits.  The estimated value of the projected federal subsidy assumes no changes in participation rates and assumes that the subsidy is received in the year after claims are paid.  The estimated reduction in per capita claim costs for participants over 65 years old was 8.6%.

Our net periodic postretirement costs were approximately $4.5 million lower in 2010, $4.3 million lower in 2009 and $5.5 million lower in 2008 due to the Medicare Act as a result of lower interest cost and amortization of losses.  The estimated net present value of the subsidy, reflected as a reduction to the APBO, was approximately $50.2 million at December 31, 2010, and $46.6 million at December 31, 2009.

Cash Flows
Estimated Contributions from the Company to Plan Assets
Based on the funded status and assumptions at December 31, 2010, we expect the Company to contribute cash to the plans to pay 2011 beneficiary payments for black lung and other plans.  We do not expect to contribute cash to our UMWA plans since these plans have sufficient amounts held in trust to pay for beneficiary payments for 2011.  Our UMWA plans are not covered by ERISA or other funding laws or regulations that require these plans to meet funding ratios.

Estimated Future Benefit Payments from Plan Assets to Beneficiaries
Our projected benefit payments at December 31, 2010, for each of the next five years and the aggregate five years thereafter are as follows:

	Before Medicare Subsidy			Medicare	Net Projected
(In millions)	UMWA plans	Black lung and other plans	Subtotal	Subsidy	Payments

2011	$39.6	7.8	47.4	(3.1)	44.3
2012	40.1	7.4	47.5	(3.2)	44.3
2013	40.6	7.1	47.7	(3.3)	44.4
2014	40.3	6.7	47.0	(3.4)	43.6
2015	40.2	6.4	46.6	(3.4)	43.2
2016 through 2020	189.9	27.9	217.8	(17.6)	200.2
Total	$390.7	63.3	454.0	(34.0)	420.0

Retirement Plan Assets

U.S. Plans
The fair values of the investments of our U.S. pension plans have been estimated using the net asset value per share of the investments.
Except for the hedge fund of funds, which are categorized as a Level 3 valuation, the fair values of all investments of our U.S. pension plans are based on Level 1 valuation inputs.

	December 31, 2010			December 31, 2009
		%	%		%	%
	Total Fair	Actual	Target	Total Fair	Actual	Target
(In millions, except percentages)	Value	Allocation	Allocation	Value	Allocation	Allocation

U.S. Pension Plans
Cash, cash equivalents and receivables	$0.1	-	-	6.7	1	-
Equity securities:
The Brink’s Company common stock (a)	-	-	-	33.2	5	-
U.S. large-cap (b)	210.7	30	30	189.7	29	30
U.S. small/mid-cap (b)	62.2	9	8	51.6	8	8
International (b)	85.9	12	12	75.5	11	12
Fixed-income securities:
Long duration (c)	156.4	23	23	137.8	21	23
High yield (d)	57.2	8	8	51.5	8	8
Emerging markets (e)	27.8	4	4	24.9	4	4
Other types of investments:
Hedge fund of funds (f)	98.1	14	15	87.3	13	15
Total	$698.4	100	100	658.2	100	100

UMWA Plans
Equity securities:
U.S. large-cap (b)	$117.0	38	37	115.7	37	37
U.S. small/mid-cap (b)	28.4	9	9	29.9	10	9
International (b)	44.7	15	14	48.6	16	14
Fixed-income securities:
Core fixed income (g)	41.4	13	13	34.7	11	13
High yield (d)	25.6	8	8	26.7	9	8
Emerging markets (e)	12.7	4	4	12.4	4	4
Other types of investments:
Hedge fund of funds (f)	40.4	13	15	40.0	13	15
Total	$310.2	100	100	308.0	100	100
(a)	An independent fiduciary made all investment decisions regarding these shares and, as a result, the investment is excluded from our target asset allocation.
(b)	These categories include actively managed mutual funds that track various indices such as the S&P 500 Index, the Russell 2500 Index and the MSCI All Country World Ex-U.S. Index.

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

Assets of our U.S. plans are invested with an objective of maximizing the total return, taking into consideration the liabilities of the plan, and minimizing the risks that could create the need for excessive contributions.  Plan assets are invested primarily using actively managed accounts with asset allocation targets listed in the tables below.  Our policy does not permit the purchase of Brink’s common stock if immediately after any such purchase the aggregate fair market value of the plan assets invested in Brink’s common stock exceeds 10% of the aggregate fair market value of the assets of the plan, except as permitted by an exemption under ERISA.  The plans rebalance their assets on a monthly basis if actual allocations of assets are outside predetermined ranges.  Among other factors, the performance of asset groups and investment managers will affect the long-term rate of return.

All of the investments of our U.S. retirement plans can be redeemed daily, except for the hedge fund of funds, which can be redeemed quarterly, subject to any restrictions imposed by the underlying hedge funds.

Non-U.S. Plans
The fair values of the investments of our non-U.S. pension plans have been estimated using the net asset value per share of the investments. Except for cash and cash equivalents (categorized as a Level 1 valuation) and an insignificant amount of Level 3 investments, the fair values of all other investments of our non-U.S. pension plans are based on Level 2 valuation inputs.

	December 31, 2010			December 31, 2009
		%	%		%	%
	Total Fair	Actual	Target	Total Fair	Actual	Target
(In millions, except percentages)	Value	Allocation	Allocation	Value	Allocation	Allocation

Non-U.S. Pension Plans
Cash and cash equivalents	$0.3			0.5	-	-
Equity securities:
U.S. equity funds (a)	28.1			22.5
Canadian equity funds (a)	28.2			22.5
European equity funds (a)	16.6			14.9
Asia-pacific equity funds (a)	3.0			2.5
Emerging markets(a)	5.7			4.5
Other non-U.S. equity funds (a)	11.7			9.2
Total equity securities	93.3	43	48	76.1	40	47
Fixed-income securities:
Global credit (b)	23.7			22.7
Canadian fixed-income funds (c)	17.5			14.2
European fixed-income funds (d)	3.7			3.4
High-yield (e)	8.2			7.6
Emerging markets (f)	4.5			4.2
Long-duration (g)	53.5			48.4
Total fixed-income securities	111.1	52	52	100.5	53	53
Other types of investments:
Convertible securities (h)	7.4			6.3
Other	6.5			5.5
Total other types of investments	13.9	5	-	11.8	7	-
Total	$218.6	100	100	188.9	100	100
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

Asset allocation strategies for our non-U.S. plans are designed to accumulate a diversified portfolio among markets and asset classes in order to reduce market risk and increase the likelihood that pension assets are available to pay benefits as they are due.  Assets of non-U.S. pension plans are invested primarily using actively managed accounts.  The weighted-average asset allocation targets are listed in the table below, and reflect limitations on types of investments held and allocations among assets classes, as required by local regulation or market practice of the country where the assets are invested.  Most of the investments of our non-U.S. retirement plans can be redeemed at least monthly, except for a portion of “Other” in the below table, which can be redeemed quarterly or are in the process of liquidation.

Changes in 2009 and 2010 of plan assets measured at fair value using significant unobservable inputs (Level 3) for our retirement plans are as follows:

(In millions)	U.S. Pension Plans	UMWA Plans	Non-U.S. Pension Plans

Balance at December 31, 2008	$-	-	3.3
Actual return on plan assets:
Relating to assets still held at the reporting date	3.5	1.8	(1.8)
Relating to assets sold during the period	-	-	-
Purchases, sales and settlements	83.8	38.2	-
Transfers in and/or out of Level 3	-	-	-
Balance at December 31, 2009	87.3	40.0	1.5

Actual return on plan assets:
Relating to assets still held at the reporting date	1.3	0.4	(0.4)
Relating to assets sold during the period	-	-	-
Purchases, sales and settlements	9.5	-	(0.3)
Transfers in and/or out of Level 3	-	-
Balance at December 31, 2010	$98.1	40.4	0.8

Note 4 – Income Taxes

	Years Ended December 31,
(In millions)	2010	2009	2008

Income (loss) from continuing operations before income taxes

U.S.	$(2.0)	37.0	25.8
Foreign	141.6	129.3	198.8
Income from continuing operations before income taxes	$139.6	166.3	224.6

Income tax expense (benefit) from continuing operations

Current tax expense (benefit)
U.S. federal	$4.3	(29.1)	2.2
State	0.2	(0.8)	1.6
Foreign	64.9	59.8	69.2
Current tax expense	69.4	29.9	73.0

Deferred tax expense (benefit)
U.S. federal	(7.8)	(72.3)	3.9
State	-	(8.1)	4.6
Foreign	5.5	(10.6)	(28.5)
Deferred tax benefit	(2.3)	(91.0)	(20.0)
Income tax expense (benefit) of continuing operations	$67.1	(61.1)	53.0

	Years Ended December 31,
(In millions)	2010	2009	2008

Comprehensive provision (benefit) for income taxes allocable to

Continuing operations	$67.1	(61.1)	53.0
Discontinued operations	(3.4)	2.3	45.8
Other comprehensive income (loss)	(16.1)	10.6	(33.3)
Shareholders’ equity	(0.7)	(0.1)	(13.3)
Comprehensive provision (benefit) for income taxes	$46.9	(48.3)	52.2

Rate Reconciliation
The following table reconciles the difference between the actual tax rate on continuing operations and the statutory U.S. federal income tax rate of 35%.

	Years Ended December 31,
(In percentages)	2010	2009	2008

U.S. federal tax rate	35.0%	35.0%	35.0%
Increases (reductions) in taxes due to:
Adjustments to valuation allowances	10.5	(68.2)	(6.1)
Foreign income taxes	(7.4)	(3.5)	(5.8)
Medicare subsidy for retirement plans	9.8	(0.9)	(0.8)
Tax settlement	(5.0)	-	-
French business tax (a)	2.8	-	-
Nontaxable acquisition-related (gains) losses	2.1	(2.9)	-
Taxes on undistributed earnings of foreign affiliates	1.1	(1.1)	1.5
State income taxes, net	(0.4)	0.2	(0.5)
Nondeductible repatriation charge	-	4.7	-
Other	(0.5)	-	0.3
Actual income tax rate on continuing operations	48.0%	(36.7)%	23.6%
(a)
Effective January 1, 2010, a French business tax previously reported as a pre-tax expense is reported as income tax expense due to the application of GAAP rules to that tax regime after French legislative changes.

Components of Deferred Tax Assets and Liabilities

	December 31,
(In millions)	2010	2009

Deferred tax assets
Retirement benefits other than pensions	$82.0	81.9
Pension liabilities	91.2	70.2
Workers’ compensation and other claims	33.2	37.0
Property and equipment, net	0.4	1.4
Other assets and liabilities	99.7	70.0
Net operating loss carryforwards	38.6	47.3
Alternative minimum and other tax credits (a)	46.8	28.5
Subtotal	391.9	336.3
Valuation allowances	(45.9)	(45.4)
Total deferred tax assets	346.0	290.9

Deferred tax liabilities
Property and equipment, net	10.6	6.0
Other assets and miscellaneous	45.8	24.4
Deferred tax liabilities	56.4	30.4
Net deferred tax asset	$289.6	260.5

Included in:
Current assets	$48.3	38.5
Noncurrent assets	276.0	254.1
Current liabilities, included in accrued liabilities	(4.1)	(1.6)
Noncurrent liabilities	(30.6)	(30.5)
Net deferred tax asset	$289.6	260.5
(a)
U.S. alternative minimum tax credits of $37.8 million have an unlimited carryforward period, U.S. foreign tax credits of $8.6 million expire in 2021, and the remaining credits of $0.4 million have various carryforward periods.

Valuation Allowances
Valuation allowances relate to deferred tax assets in various federal, state and non-U.S. jurisdictions.  Based on our historical and expected future taxable earnings, and a consideration of available tax-planning strategies, management believes it is more likely than not that we will realize the benefit of the existing deferred tax assets, net of valuation allowances, at December 31, 2010.

	Years Ended December 31,
(In millions)	2010	2009	2008

Valuation allowances:
Beginning of year	$45.4	183.6	56.0
Expiring tax credits	(0.6)	(0.7)	(0.7)
Acquisitions and dispositions	(10.0)	0.3	(0.1)
Changes in judgment about deferred tax assets (a)	(0.9)	(119.8)	(11.0)
Other changes in deferred tax assets, charged to:
Income from continuing operations	14.9	7.1	(2.2)
Income from discontinued operations	(1.1)	1.7	-
Other comprehensive income (loss) (b)	0.1	(28.3)	148.2
Foreign currency exchange effects	(1.9)	1.5	(6.6)
End of year	$45.9	45.4	183.6
(a)
Changes in judgment about valuation allowances are based on a recognition threshold of “more-likely-than-not.”Amounts are based on beginning-of-year balances of deferred tax assets that could potentially be realized in future years.   Amounts are recognized in income from continuing operations.  In 2009, includes $117.8 million related to U.S. federal and state income taxes.

(b)
In 2008, includes $145.5 million related to U.S. retirement plans’ net experience losses incurred in 2008 that were not deemed to be more likely than not of being realized.  In 2009, includes a $25.4 million reversal related to net experience gains of U.S. retirement plans recognized in 2009.

Undistributed Foreign Earnings
As of December 31, 2010, we have not recorded U.S. federal deferred income taxes on approximately $410 million of undistributed earnings of foreign subsidiaries and equity affiliates.  It is expected that these earnings will be permanently reinvested in operations outside the U.S.  It is not practical to compute the estimated deferred tax liability on these earnings.

Net Operating Losses
The gross amount of the net operating loss carryforwards as of December 31, 2010, was $156.2 million.  The tax benefit of net operating loss carryforwards, before valuation allowances, as of December 31, 2010, was $38.6 million, and expires as follows:

(In millions)	Federal	State	Foreign	Total

Year of expiration:
2011-2015	$-	0.8	6.1	6.9
2016-2020	-	0.6	1.6	2.2
2021 and thereafter	-	7.9	0.2	8.1
Unlimited	-	-	21.4	21.4
	$-	9.3	29.3	38.6

Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
(In millions)	2010	2009	2008

Uncertain tax positions:
Beginning of year	$19.0	19.3	25.5
Increases related to prior-year tax positions	0.1	1.0	0.1
Decreases related to prior-year tax positions	(1.3)	(1.0)	(0.6)
Increases related to current-year tax positions	1.9	1.3	2.6
Settlements	(7.0)	(0.4)	(1.3)
Effect of the expiration of statutes of limitation	(1.6)	(1.2)	(2.0)
Increases (decreases) related to business combinations and dispositions	8.3	-	(5.0)
End of year	$19.4	19.0	19.3

Included in the balance of unrecognized tax benefits at December 31, 2010, are potential benefits of approximately $16.3 million that, if recognized, will reduce the effective tax rate on income from continuing operations.  Also included in the balance of unrecognized tax benefits at December 31, 2010, are benefits of approximately $1.1 million that, if recognized, will reduce the effective tax rate on income from discontinued operations.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  Interest and penalties included in income tax expense amounted to $1.1 million in 2010 and $0.9 million in both 2009 and 2008.  We had accrued penalties and interest of $4.5 million at December 31, 2010, and $2.8 million at December 31, 2009.

We file income tax returns in the U.S. federal and various state and foreign jurisdictions.  With a few exceptions, as of December 31, 2010, we were no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.  Additionally, due to statute of limitations expirations and audit settlements, it is reasonably possible that approximately $1.6 million of currently remaining unrecognized tax positions, each of which are individually insignificant, may be recognized by the end of 2011.

Note 5 – Property and Equipment

The following table presents our property and equipment that is classified as held and used:

	December 31,
(In millions)	2010	2009

Land	$76.1	32.4
Buildings	210.6	178.9
Leasehold improvements	196.4	181.8
Vehicles	347.0	297.2
Capitalized software (a)	116.3	109.0
Other machinery and equipment	583.0	535.0
	1,529.4	1,334.3
Accumulated depreciation and amortization	(830.5)	(784.8)
Property and equipment, net	$698.9	549.5
(a) Amortization of capitalized software costs included in continuing operations was $12.8 million in 2010, $13.6 million in 2009 and $14.2 million in 2008.

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

Businesses acquired in 2010

Servicio Pan Americano de Proteccion, S.A. de C.V.
Mexican Cash in Transit (“CIT”), ATM and money processing business

On November 17, 2010, we acquired a controlling interest in Servicio Pan Americano de Proteccion, S.A. de C.V. (“SPP”) for $59.8 million in cash. We previously owned a 20.86% interest in SPP and we acquired an additional 78.89% of the outstanding shares through our existing Mexican ownership structure. In compliance with Mexican law, the remaining 0.25% noncontrolling interest is held by a third-party Mexican company. SPP is the largest secure logistics company in Mexico and this acquisition expands our operations in one of the world’s largest CIT markets. SPP has approximately 12,000 full-time and contract employees, 80 branches and 1,350 armored vehicles across its nationwide network of CIT, ATM and money processing operations.

We recognized a loss of $13.7 million on the conversion from the cost method of accounting to consolidation. The loss represents the difference between the fair value and the book value of our previously held 20.86% investment as of the acquisition date. The loss was included in other operating income of non-segment income (expense). The fair value of the previously held noncontrolling interest in SPP, a private entity, was estimated to be $9.7 million by applying a market approach. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement as described in ASC 820 Fair Value Measurements and Disclosures, Section 820-10-35. Key assumptions include adjustments because of the lack of control and lack of marketability that market participants would consider when estimating the fair value of the noncontrolling interest in SPP.  The lack of marketability discount was determined using a Black-Scholes put option model and the discount for lack of control was determined based on identified control premiums on recent comparable transactions.

We also recognized a $5.1 million bargain purchase gain related to acquisition of the additional 78.89% ownership interest in SPP. The gain is equal to the difference between the fair value of the net assets acquired and the fair value of the purchase consideration (see table below).   The gain was included in other operating income of non-segment income (expense).

We have provisionally estimated fair values for the assets purchased and liabilities assumed as of the date of the acquisition in the following table. The determination of estimated fair value required management to make significant estimates and assumptions. The amounts reported are considered provisional as we are completing the valuations that are required to allocate the purchase price, as a result, the allocation of the purchase price and the amount of the bargain purchase gain may change in the future.

Estimated Fair
Value at
(In millions)	November 17, 2010

Fair value of purchase consideration

Cash paid for 78.89% of shares	$59.8
Fair value of noncontrolling interest	0.1
Fair value of previously held 20.86% noncontrolling interest	9.7
Fair value of purchase consideration	$69.6

Fair value of net assets acquired

Cash	$12.2
Accounts receivable	58.8
Other current assets	12.3
Property and equipment, net	106.4
Indefinite-lived intangible asset (trade name)	12.1
Other noncurrent assets	18.7
Current liabilities	(75.1)
Noncurrent liabilities	(70.7)
Fair value of net assets acquired	$74.7

Threshold
Canadian payment solutions provider

On December 23, 2010, we acquired Threshold Financial Technologies Inc. (“Threshold”) from Versent Corporation for $38.8 million.  Based in Mississauga, Canada, Threshold is a leading provider of payments solutions, specializing in managed ATM and transaction processing services for financial institutions and retailers throughout Canada.  Threshold’s annual revenue is approximately $48 million, about half of which is generated by providing outsourced ATM network administration and transaction processing solutions.  The company, which employs approximately 125 people, also owns and operates a network of private-label ATMs in Canada.

We have provisionally estimated fair values for the assets purchased and liabilities assumed as of the date of the acquisition in the following table. The determination of estimated fair value required management to make significant estimates and assumptions. The amounts reported are considered provisional as we are completing the valuations that are required to allocate the purchase price, as a result, the allocation of the purchase price and the amount of goodwill and intangibles may change in the future.

Estimated Fair
Value at
(In millions)	December 23, 2010

Fair value of net assets acquired

Cash	$0.5
Accounts receivable	5.0
Other current assets	2.5
Property and equipment, net	10.6
Intangible assets (b)	16.3
Goodwill (a)	12.9
Current liabilities	(4.2)
Noncurrent liabilities	(4.8)
Fair value of net assets acquired	$38.8
(a)
Consists of intangible assets that do not qualify for separate recognition, combined with synergies expected from integrating Threshold’s operations into our existing Canadian operations.  All of the goodwill has been assigned to the North America reporting unit and is not expected to be deductible for tax purposes.

(b)	Intangible assets are primarily comprised of customer relationships and software. Final allocation will be determined once the valuation is complete.

Other acquisitions in 2010

On March 1, 2010, we acquired Est Valeurs S.A., a provider of CIT and cash services in Eastern France. Est Valeurs employs approximately 100 people and had 2009 revenue of $13 million.

On April 22, 2010, we acquired a majority stake in a Russian cash processing business that complements the company’s existing Russian CIT business.  With principal operations in Moscow and approximately 500 employees, the operations offer a full range of CIT, ATM, money processing and Global Services operations for domestic and international markets.

Businesses acquired in 2009

Sebival
Brazilian CIT and payment processing business

On January 8, 2009, we acquired 100% of the capital stock and voting interests in Sebival-Seguranca Bancaria Industrial e de Valores Ltda. and Setal Servicos Especializados, Tecnicos e Auxiliares Ltda. (“Sebival”) for $47.6 million in cash. Both of the businesses which comprise Sebival were controlled by the same owner and the acquisition expands our operations into the mid-western region of Brazil.  Acquisition-related costs were $0.8 million and were included in selling, general and administrative expenses in our consolidated statement of income for the year ended December 31, 2008.

During 2009, we had provisionally estimated fair values for the assets purchased and liabilities assumed as of the date of the acquisition. The determination of estimated fair value required management to make significant estimates and assumptions.  The amounts reported were considered provisional as we were completing the valuation work required to allocate the purchase price.  As of December 31, 2010, we have completed the analysis and consider purchase accounting to be final and have recast previously presented information as if all adjustments to the purchase price allocation had occurred at the date of acquisition.

Amounts Recognized as of
(In millions)	Acquisition Date (a)

Accounts receivable	$6.3
Other current assets	4.9
Property and equipment, net	5.3
Identifiable intangible assets	19.2
Goodwill (b)	24.4
Other noncurrent assets	1.1
Current liabilities	(11.1)
Noncurrent liabilities	(2.5)
Total net assets acquired	$47.6
(a)	As previously reported in Brink’s 2009 Annual Report on Form 10-K. No measurement period adjustments were recorded in 2010 and the acquisition date balance sheet is considered final.
(b)
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

In connection with the acquisition of 38% of Arya’s shares, we also agreed to purchase the remaining 22% of the shares we do not currently hold for approximately $12.8 million. This purchase is subject to the satisfaction of certain conditions and closing is anticipated by September 1, 2011.  We accounted for Arya as 100% owned and have included the fixed purchase price in liabilities in our December 31, 2010 consolidated balance sheet.

During 2009, we had provisionally estimated fair values for the assets purchased and liabilities assumed as of the date of the acquisition. The determination of estimated fair value required management to make significant estimates and assumptions.  The amounts reported were considered provisional as we were completing the valuation work required to allocate the purchase price.  As of December 31, 2010, we have completed the analysis and consider purchase accounting to be final and have recast previously presented information as if all adjustments to the purchase price allocation had occurred at the date of acquisition.

Estimated Fair
Value at
(In millions)	September 1, 2009

Fair value of purchase consideration

Cash paid for 38% of shares	$22.2
Fair value of previously held 40% noncontrolling interest	20.0
Liability to purchase remaining 22% of shares	12.8
Fair value of purchase consideration	$55.0

	Amounts Recognized as of	Measurement	Amounts Recognized as of
	Acquisition Date	Period	Acquisition Date
(In millions)	(Provisional)(a)	Adjustments	(Final)

Accounts receivable	$3.2	-	3.2
Other current assets (b)	10.1	(0.2)	9.9
Property and equipment, net (b)	2.5	(0.6)	1.9
Identifiable intangible assets (b)	26.6	(8.1)	18.5
Goodwill (c)	23.9	6.8	30.7
Current liabilities (b)	(2.0)	(1.3)	(3.3)
Noncurrent liabilities (b)	(9.3)	3.4	(5.9)
Total net assets acquired	$55.0	-	55.0
(a)	As previously reported in Brink’s 2009 Annual Report on Form 10-K.

(b)   These measurement period adjustments were recorded to reflect changes in the estimated fair value of the associated assets and liabilities and better reflect market participant assumptions about facts and circumstances existing as of the acquisition date. The measurement period adjustments did not result from events after the acquisition date.  We have not recast the acquisition adjustments to the 2009 financial statements as we do not consider them material.

(c)
Consists of intangible assets that do not qualify for separate recognition along with expected benefits from combining Arya into Brink’s operations.  All of the goodwill has been assigned to the Asia-Pacific reporting unit and is not expected to be deductible for tax purposes.

Other acquisitions in 2009

On January 31, 2009, we acquired 80% ownership of a secure logistics company based in Moscow, Russia. The relatively small acquisition increased our presence in a region that has long-term growth potential.

On February 24, 2009, we acquired a controlling interest in a Panama armored transportation operation, which was previously 49% owned.  We recognized a gain of $0.5 million related to the step-up in basis of our previous ownership in this company and a gain of $0.5 million related to the bargain purchase of the remaining 51% interest.   The total pretax gain resulting from this transaction of $1.0 million was recognized in our consolidated statements of income in other operating income of non-segment income (expense).

On September 4, 2009, we acquired a majority stake in ICD Limited (“ICD”), a commercial security services business in the Asia-Pacific region.  ICD designs, installs, maintains and manages commercial security systems.  With principal operations in China, ICD also has offices in Hong Kong, India, Singapore and Australia and employs approximately 200 people.

Pro Forma disclosures

The pro forma consolidated results of Brink’s presented below reflect a hypothetical ownership as of January 1, 2009, of the more significant businesses we acquired during the last two years.

(In millions)	Revenue	Net income attributable to Brink’s

Actual results included in the Brinks’ consolidated 2010 results for businesses
acquired in 2010 from the date of acquisition (a)	$51.7	1.0

Pro forma results of Brink’s for the year ended December 31 (b)
2010	$3,569.9	66.9
2009	3,523.4	193.8
(a)	Includes the actual results of SPP and Threshold. We have excluded the remaining 2010 acquisitions as the revenue and net income amounts are not considered significant to the disclosure.
(b)
Pro forma results assume the SPP and Threshold acquisitions occurred on January 1, 2009.  Pro forma net income attributable to Brink’s does not include the gains and losses related to the SPP and Arya acquisitions.  Pro forma results for 2009 include pro forma results for Sebival and Arya, which were acquired in 2009.

Note 7 – Goodwill and Other Intangible Assets

Goodwill and other intangible assets resulted from acquiring businesses.  The changes in the carrying amount of goodwill and other intangible assets by reportable segment for the years ended December 31, 2010 and 2009 are as follows:

	December 31, 2010
	Beginning		Amortization			Ending
(In millions)	Balance	Acquisitions	Expense	Adjustments	Currency	Balance

International:
Goodwill	$206.5	14.3	-	7.1	(3.9)	224.0
Other intangibles:
Customer relationships	61.9	2.3	(7.0)	(8.3)	0.7	49.6
Indefinite-lived trade names	2.1	12.1	-	(0.4)	(0.1)	13.7
Definite-lived trade names	1.6	-	(0.7)	(0.1)	-	0.8
Other	1.4	-	(0.4)	-	-	1.0
International other intangibles	67.0	14.4	(8.1)	(8.8)	0.6	65.1

North America:
Goodwill	7.2	12.9	-	-	0.2	20.3
Other intangibles:
Customer relationships	2.4	-	(1.0)	-	-	1.4
Other – Threshold acquisition	-	16.3	-	-	0.4	16.7
North America other intangibles	2.4	16.3	(1.0)	-	0.4	18.1

Total goodwill	213.7	27.2	-	7.1	(3.7)	244.3
Total other intangibles	$69.4	30.7	(9.1)	(8.8)	1.0	83.2

	December 31, 2009
	Beginning		Amortization			Ending
(In millions)	Balance	Acquisitions	Expense	Adjustments	Currency	Balance

International:
Goodwill	$132.4	58.2	-	(0.2)	16.1	206.5
Other intangibles:
Customer relationships	16.5	45.7	(8.0)	-	7.7	61.9
Indefinite-lived trade names	0.5	1.5	-	-	0.1	2.1
Definite-lived trade names	0.1	1.9	(0.6)	-	0.2	1.6
Other	0.6	0.9	(0.4)	0.2	0.1	1.4
International other intangibles	17.7	50.0	(9.0)	0.2	8.1	67.0

North America:
Goodwill	7.2	-	-	-	-	7.2
Other intangibles – customer relationships	3.4	-	(1.0)	-	-	2.4

Total goodwill	139.6	58.2	-	(0.2)	16.1	213.7
Total other intangibles	$21.1	50.0	(10.0)	0.2	8.1	69.4

The following table summarizes our other intangible assets:

	December 31, 2010			December 31, 2009
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

International:
Customer relationships	$79.9	(30.3)	49.6	$85.9	(24.0)	61.9
Indefinite-lived trade names	13.7	-	13.7	2.1	-	2.1
Definite-lived trade names	2.2	(1.4)	0.8	2.3	(0.7)	1.6
Other	3.3	(2.3)	1.0	3.3	(1.9)	1.4
North America:
Customer relationships	5.0	(3.6)	1.4	5.0	(2.6)	2.4
Other – Threshold Acquisition	16.7	-	16.7	-	-	-
Total	$120.8	(37.6)	83.2	$98.6	(29.2)	69.4

Our estimated aggregate amortization expense for definite-lived intangibles recorded at December 31, 2010, for each of the five succeeding years is as follows:

(In millions)	2011	2012	2013	2014	2015

Amortization expense	$10.5	8.6	6.7	5.8	5.1

Note 8 – Other Assets

	December 31,
(In millions)	2010	2009

Available-for-sale securities (see note 9)	$29.6	22.7
Investment in unconsolidated entities:
Cost method	-	23.4
Equity method	11.5	10.2
Other	49.6	46.7
Other assets	$90.7	103.0

Note 9 – Fair Value of Financial Instruments

Investments in Available-for-sale Securities
We have available-for-sale securities that are carried at fair value in the financial statements.  For these investments, fair value was estimated based on quoted prices categorized as a Level 1 valuation, except for non-U.S. debt securities. These securities have been valued using a discounted cash flow methodology using yields and discount rates based on management’s best estimate of rates that would approximate those that a market participant would use.  Due to the high level of judgment involved in this valuation, we have categorized these investments as Level 3.

	December 31,
(In millions)	2010	2009

Cost
Mutual funds	$16.9	15.0
Non-U.S. debt securities	3.6	3.7
Equity securities	3.7	0.2
Total	$24.2	18.9

Gross Unrealized Gains
Mutual funds	$3.4	2.6
Non-U.S. debt securities	-	-
Equity securities	2.2	1.8
Total	$5.6	4.4

Gross Unrealized Losses
Mutual funds	$-	-
Non-U.S. debt securities	(0.2)	(0.6)
Equity securities	-	-
Total	$(0.2)	(0.6)

Fair Value
Mutual funds	$20.3	17.6
Non-U.S. debt securities	3.4	3.1
Equity securities	5.9	2.0
Total	$29.6	22.7

The table below presents a reconciliation for investments measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3):

	December 31,
(In millions)	2010	2009

Beginning balance	$3.1	-
Total realized and unrealized gains (losses) included in other comprehensive income (loss)	0.3	(0.6)
Purchases, sales and settlements, net	-	3.7
Ending balance	$3.4	3.1

Fixed-Rate Debt
Fair value estimates of our obligation related to the fixed-rate Dominion Terminal Associates (“DTA”) bonds are based on quoted prices. The fair value and carrying value of our DTA bonds are as follows:

	December 31,		December 31,
	2010		2009
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value

DTA bonds	$42.9	43.2	42.7	43.2

Other Financial Instruments
Other financial instruments include cash and cash equivalents, short-term fixed rate deposits, accounts receivable, floating rate debt, accounts payable and accrued liabilities.  The financial statement carrying amounts of these items approximate the fair value due to their short-term nature.

Note 10 – Accrued Liabilities

	December 31,
(In millions)	2010	2009

Payroll and other employee liabilities	$161.4	135.0
Taxes, except income taxes	92.8	81.7
Amounts held by cash logistics operations (a)	38.5	-
Workers’ compensation and other claims	19.9	25.4
Income taxes payable	17.2	5.5
Retirement benefits (see note 3)	12.2	9.2
Other	127.0	113.0
Accrued liabilities	$469.0	369.8
(a)
Title to cash received and processed in certain of our secure cash logistics operations transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day.  Therefore we record a liability while the cash is in our possession.

Note 11 – Other Liabilities

	December 31,
(In millions)	2010	2009

Workers’ compensation and other claims	$55.1	46.3
Noncurrent tax liability	19.6	12.2
Other	97.0	112.0
Other liabilities	$171.7	170.5

Note 12 – Long-Term Debt

	December 31,
(In millions)	2010	2009

Bank credit facilities:
Revolving Facility (year-end weighted average interest
rate of 2.1% in 2010 and 0.6% in 2009)	$217.2	98.0
Other non-U.S. dollar-denominated facilities (year-end weighted
average interest rate of 5.7 % in 2010 and 4.4% in 2009)	28.1	14.4
Dominion Terminal Associates 6.0% bonds, due 2033	43.2	43.2
Capital leases (average rates: 4.3% in 2010 and 5.3% in 2009)	64.2	32.8
Total long-term debt	$352.7	188.4

Included in:
Current liabilities	$29.0	16.1
Noncurrent liabilities	323.7	172.3
Total long-term debt	$352.7	188.4

We have an unsecured $400 million revolving bank credit facility (the “Revolving Facility”) with a syndicate of banks.  The Revolving Facility’s interest rate is based on LIBOR plus a margin, alternate base rate plus a margin, or competitive bid.  The Revolving Facility allows the Company to borrow or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over a four-year term ending in July 2014.  As of December 31, 2010, $182.8 million was available under the Revolving Facility.  Amounts outstanding under the Revolving Facility as of December 31, 2010, were denominated primarily in U.S. dollars and to a lesser extent in Canadian dollars.

The margin on LIBOR borrowings under the Revolving Facility, which can range from 1.225% to 2.325% depending on our credit rating, was 1.75% at December 31, 2010.  The margin on alternate base rate borrowings under the Revolving Facility can range from 0.225% to 1.325%.  We also pay an annual facility fee on the Revolving Facility based on our credit rating.  The facility fee, which can range from 0.15% to 0.55%, was 0.375% at the end of 2010.

We have two unsecured multi-currency revolving bank credit facilities with a total of $60.0 million in available credit, of which approximately $22.2 million was available at December 31, 2010.  A $40 million facility expires in December 2011 and a $20 million facility expires in December 2012. Interest on these facilities is based on LIBOR plus a margin.  The margin ranges from 0.14% to 2.50%.  We also have the ability to borrow from other banks, at the banks’ discretion, under short-term uncommitted agreements.  Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

We have two unsecured letter of credit facilities totaling $189 million, of which approximately $84.2 million was available at December 31, 2010.  A $135 million facility expires in July 2011 and a $54 million facility expires in December 2014.  The Revolving Facility and the multi-currency revolving credit facilities are also used for issuance of letters of credit and bank guarantees.

We also have a bilateral committed credit facility (the “2010 Credit Facility”) that expires in March 2011.  Interest on this facility is based on LIBOR plus a margin, which ranges from 2.0% to 2.5%.  As of December 31, 2010, $20.0 million was available under the 2010 Credit Facility.

Minimum repayments of long-term debt are as follows:

(In millions)	Capital leases	Other long-term debt	Total

2011	$13.2	15.8	29.0
2012	14.8	6.0	20.8
2013	10.3	2.3	12.6
2014	8.6	218.4	227.0
2015	7.6	1.1	8.7
Later years	9.7	44.9	54.6
Total	$64.2	288.5	352.7

The Revolving Facility, the two letter of credit facilities, the two unsecured multi-currency revolving bank credit facilities and the 2010 Credit Facility contain subsidiary guarantees and various financial and other covenants.  The financial covenants, among other things, limit our total indebtedness, limit priority debt, limit asset sales, limit the use of proceeds from asset sales and provide for minimum coverage of interest costs.  The credit agreements do not provide for the acceleration of payments should our credit rating be reduced.  If we were not to comply with the terms of our various loan agreements, the repayment terms could be accelerated and the commitments could be withdrawn.

An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  In November 2010, we obtained appropriate waivers in connection with the bankruptcy of our Belgian subsidiary to ensure that we remain compliant with the terms of our credit facilities.  We were in compliance with all of these financial covenants at December 31, 2010.

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

At December 31, 2010, we had undrawn letters of credit and guarantees totaling $140.0 million, including $104.8 million issued under the letter of credit facilities, $26.8 million issued under the multi-currency revolving bank credit facilities, and $8.4 million issued under other credit facilities.  These letters of credit primarily support our obligations under various self-insurance programs and credit facilities.

Capital Leases
Property and equipment acquired under capital leases are included in property and equipment as follows:

	December 31,
(In millions)	2010	2009

Asset class:
Buildings	$8.8	15.2
Vehicles	54.8	37.4
Machinery and equipment	25.3	11.4
	88.9	64.0
Less: accumulated amortization	(21.7)	(23.1)
Total	$67.2	40.9

Note 13 – Accounts Receivable

	December 31,
(In millions)	2010	2009

Trade	$493.6	390.9
Other	38.7	43.8
Total accounts receivable	532.3	434.7
Allowance for doubtful accounts	(7.2)	(7.1)
Accounts receivable, net	$525.1	427.6

	Years Ended December 31,
(In millions)	2010	2009	2008

Allowance for doubtful accounts:
Beginning of year	$7.1	6.8	10.8
Provision for uncollectible accounts receivable:
Continuing operations	0.5	1.2	3.2
Discontinued operations	-	-	8.7
Write offs less recoveries	(0.9)	(1.2)	(10.4)
Charge to other accounts	-	-	0.4
Spin-off of BHS (see note 17)	-	-	(4.5)
Foreign currency exchange effects	0.5	0.3	(1.4)
End of year	$7.2	7.1	6.8

Note 14 – Operating Leases

We lease facilities, vehicles, computers and other equipment under long-term operating and capital leases with varying terms. Most of the operating leases contain renewal and/or purchase options.  We expect that in the normal course of business, the majority of operating leases will be renewed or replaced by other leases.

As of December 31, 2010, future minimum lease payments under noncancellable operating leases with initial or remaining lease terms in excess of one year are included below.

(In millions)	Facilities	Vehicles	Other	Total

2011	$56.4	19.7	5.4	81.5
2012	48.8	15.8	4.3	68.9
2013	40.9	11.5	2.7	55.1
2014	29.7	7.2	1.4	38.3
2015	25.2	3.9	0.9	30.0
Later years	60.1	1.3	0.9	62.3
	$261.1	59.4	15.6	336.1

In North America, most vehicles that were added to the fleet prior to March 1, 2009, were obtained pursuant to operating leases that had residual value guarantees.  Vehicles added to the fleet after March 1, 2009, were either purchased or were financed under capital lease.

Our maximum residual value guarantee under operating lease agreements was $39.5 million at December 31, 2010.  If we continue to renew the leases and pay the lease payments for the vehicles that have been included in the above table, this residual value guarantee will reduce to zero at the end of the final renewal period.

Net rent expense included in continuing operations amounted to $104.7 million in 2010, $101.4 million in 2009 and $97.2 million in 2008.

Note 15 – Share-Based Compensation Plans

We have share-based compensation plans to retain employees and nonemployee directors and to more closely align their interests with those of our shareholders.

The 2005 Equity Incentive Plan (the “2005 Plan”) permits grants of stock options, restricted stock, stock appreciation rights, performance stock and other share-based awards to employees.  Only stock options and restricted stock units have been granted under the 2005 Plan to date.

We provide share-based awards to directors through the Non-Employee Directors’ Equity Plan (the “Directors’ Plan”).  In 2008, 2009 and 2010, we granted deferred stock units under the Directors’ Plan.  There are also outstanding stock options granted to directors under a prior plan, the Non-Employee Directors’ Stock Option Plan (the “Prior Directors’ Plan”).

There are 2.2 million shares underlying share-based plans that are authorized, but not yet granted.

General Terms
Options are granted at a price not less than the average quoted market price on the date of grant.  Options granted to employees have a maximum term of six years.  All grants of options and restricted stock units to employees under the 2005 Plan are subject to a minimum vesting period of one year and either vest ratably over three years from the date of grant or at the end of the third year.  For those awards subject to a ratable vesting schedule, fair value is measured for each separately vesting portion of the award as if the award were comprised of three separate individual awards.  Compensation expense related to options and restricted stock units is recognized from the grant date to the earlier of the retirement eligible date or the stated vesting date.

In general, options continue to be exercisable following termination of employment for 90 days, if such options were exercisable at the time of termination.  Upon termination of employment by reason of the employee’s retirement or permanent and total disability, options held by the employee remain outstanding and continue in accordance with their terms. In the event of the employee’s death while employed or after retirement or permanent and total disability, options held by the employee fully vest at the time of the employee’s death (or, if later, on the first anniversary of the grant date) and remain exercisable by the employee’s beneficiary or estate for three years following the employee’s death or their earlier expiration in accordance with their terms.  If a change in control were to occur (as defined in the plan document), all outstanding options fully vest and become exercisable.

Restricted stock unit awards granted under the 2005 Plan have specific terms and conditions contained in award agreements entered into with employees.  In general, restricted stock units are canceled following termination of employment.  Upon termination of employment by reason of the employee’s retirement or permanent and total disability, restricted stock units held by the employee remain outstanding and continue in accordance with their terms. In the event of the employee’s death while employed or after retirement or permanent and total disability, any restrictions on restricted stock units held by the employee are removed at the time of the employee’s death (or, if later, on the first anniversary of the grant date).  If a change in control were to occur, all restrictions on outstanding restricted stock units are removed, subject to limitations on distribution imposed by Internal Revenue Code Section 409A.

Under the Prior Directors’ Plan, options granted had a maximum term of ten years and vested in full at the end of six months.  Under the Directors’ Plan, directors have been granted deferred stock units that entitle them (at the earlier of one year from the date of grant, upon termination of service from the board or upon a change on control) to receive an equivalent amount of Company common stock six months after termination of service from the board.  Compensation cost for deferred stock units is recognized in its entirety at the grant date.

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

Option Activity
The table below summarizes the activity in all plans for options of our common stock.

			Weighed-Average	Aggregate
	Shares	Weighted- Average	Remaining Contractual	Intrinsic Value
	(in thousands)	Exercise Price Per Share	Term (in years)	(in millions)

Outstanding at December 31, 2007	2,246	$46.57
Granted	541	64.24
Exercised	(559)	33.34
Forfeited or expired	(35)	53.54
Cancelled awards (a)	(389)	58.32
Adjustment due to spin-off (a)	1,518	-

Outstanding at December 31, 2008	3,322	28.95
Granted	289	27.59
Exercised	(79)	16.50
Forfeited or expired	(97)	34.08

Outstanding at December 31, 2009	3,435	28.98
Granted	367	19.05
Exercised	(372)	17.50
Forfeited or expired	(75)	31.71

Outstanding at December 31, 2010	3,355	$29.10	2.9	$6.9

Of the above, as of December 31, 2010:
Exercisable	2,577	$30.10	2.3	$4.1
Expected to vest in future periods (b)	752	$25.77	4.7	$2.7
(a)	Related to BHS employees and directors. See note 17.
(b)	The number of options expected to vest takes into account an estimate of expected forfeitures.

The intrinsic value of a stock option is the difference between the market price of the shares underlying the option and the exercise price of the option.  The market price at December 31, 2010, was $26.88 per share.  The total intrinsic value of options exercised was $2.9 million ($7.86 per share) in 2010, $0.9 million ($11.62 per share) in 2009, and $19.7 million ($35.24 per share) in 2008.  The total fair value of options vested was $5.1 million for 2010, $6.7 million for 2009 and $9.9 million for 2008.

There were 2.6 million shares of exercisable options with a weighted-average exercise price of $30.10 per share at December 31, 2010.  There were 2.4 million shares of exercisable options with a weighted-average exercise price of $27.41 per share at December 31, 2009, and 1.8 million shares of exercisable options with a weighted-average exercise price of $24.52 per share at December 31, 2008.

Method and Assumptions Used to Estimate Fair Value of Options
The fair value of each stock option grant is estimated at the time of grant using the Black-Scholes option-pricing model.  The fair value of options that vest entirely at the end of a fixed period is estimated using a single option approach.  The fair value of options that vest ratably over the vesting period is estimated using a multiple-option approach.  Most of our options have a vesting period of three years.  If a different option-pricing model had been used, results may have been different.

The fair value of options granted during the three years ended December 31, 2010, was calculated using the following estimated weighted-average assumptions.

Options Granted
	Years Ended December 31,
	2010	2009	2008

Number of shares underlying options, in thousands	367	289	541
Weighted-average exercise price per share	$19.05	27.59	64.24

Assumptions used to estimate fair value:
Expected dividend yield (a):
Weighted-average	2.1%	1.4%	0.6%
Expected volatility (b):
Weighted-average	36%	36%	26%
Range	35%-39%	35%-39%	26%-27%
Risk-free interest rate (c):
Weighted-average	1.4%	1.8%	2.8%
Range	0.6%-1.9%	0.9%-2.4%	2.0%-3.1%
Expected term in years (d):
Weighted-average	3.8	3.8	3.6
Range	1.9-5.3	1.9-5.3	2.1-5.4

Weighted-average fair value estimates at grant date:
In millions	$1.7	2.1	7.8
Fair value per share	$4.65	7.24	14.39
(a)	The dividend yield is the calculated yield on the Brink’s common stock at the time of the grant.
(b)	The expected volatility was estimated after reviewing the historical volatility of our stock using daily close prices.
(c)   The risk-free interest rate was based on yields on U.S. Treasury debt at the time of the grant.
(d)	The expected term of the options was based on historical option exercise data, option expiration and post-vesting cancellation behavior.

Nonvested Share Activity
	Number of shares			Weighted-Average
	2005	Directors’		Grant-Date
(in thousands of shares, except per share amounts)	Plan	Plan	Total	Fair Value (a)

Balance as of January 1, 2009	55.6	15.3	70.9	$36.27
Granted	178.4	22.7	201.1	26.90
Cancelled awards	(1.3)	-	(1.3)	26.80
Vested	(18.5)	(15.3)	(33.8)	35.71
Balance as of December 31, 2009	214.2	22.7	236.9	28.45

Granted	167.6	29.1	196.7	19.24
Cancelled awards	(5.6)	-	(5.6)	22.52
Vested	(76.7)	(22.7)	(99.4)	29.12
Balance as of December 31, 2010	299.5	29.1	328.6	$22.84
(a)
Fair value is measured at the date of grant based on the average of the high and low per share quoted sales price of Brink’s common stock, adjusted for a discount on units that do not receive or accrue dividends.

As of December 31, 2010, $3.0 million of total unrecognized compensation cost related to previously granted stock options and nonvested shares is expected to be recognized over a weighted-average period of 1.5 years.

Other Share-Based Compensation
We have a deferred compensation plan that allows participants to defer a portion of their compensation into common stock units.  Units may be redeemed by employees for an equal number of shares of Brink’s common stock.  Employee accounts held 869,745 units at December 31, 2010, and 787,719 units at December 31, 2009.

We have a stock accumulation plan for our non-employee directors denominated in Brink’s common stock units.  Directors’ accounts held 50,619 units at December 31, 2010, and 59,332 units at December 31, 2009.

Note 16 – Capital Stock

Common Stock
At December 31, 2010, we had 100 million shares of common stock authorized and 46.4 million shares issued and outstanding.

Share Purchases
In September 2007, our board of directors authorized the purchase of up to $100 million of our outstanding common shares. We purchased $100 million of shares of our common stock as follows:
•	We used $60.2 million to purchase 1,044,300 shares of common stock through the end of 2008 at an average price of $57.58 per share.
•	In 2009, we used $6.1 million to purchase 234,456 shares of common stock at an average price of $26.20 per share.
•	During 2010, we purchased 1,682,845 shares of our common stock for $33.7 million at an average price of $20.03 per share.

Shares Contributed to U.S. Pension Plan
On August 20, 2009, we made a voluntary $150 million contribution to our primary U.S. retirement plan.  The contribution was comprised of $92.4 million of cash and 2,260,738 newly issued shares of our common stock valued for purposes of the contribution at $25.48 per share, or $57.6 million in the aggregate.

Dividends
We paid regular quarterly dividends on our common stock during the last three years.  On January 20, 2011, the board declared a regular quarterly dividend of 10 cents per share payable on March 1, 2011.  Future dividends are dependent on the earnings, financial condition, shareholder equity levels, cash flow and business requirements, as determined by the board of directors.

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

Preferred Stock
At December 31, 2010, we had the authority to issue up to 2.0 million shares of preferred stock, par value $10 per share.

Shares Used to Calculate Earnings per Share

	Years Ended December 31,
(In millions)	2010	2009	2008

Weighted-average shares

Basic (a)	48.2	47.2	46.3
Effect of dilutive stock awards	0.2	0.3	0.4
Diluted	48.4	47.5	46.7

Antidilutive stock awards excluded from denominator	2.2	2.5	0.7
(a)
We have deferred compensation plans for directors and certain of our employees.  Amounts owed to participants are denominated in common stock units.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average units credited to employees and directors under the deferred compensation plans.  Additionally, non-participating restricted stock units are also included in the computation of basic weighted average shares when the requisite service period has been completed.  Accordingly, included in basic shares are weighted-average units of 1.0 million in 2010, 0.8 million in 2009 and 0.7 million in 2008.

Note 17 – Income from Discontinued Operations

	Years Ended December 31,
(In millions)	2010	2009	2008

Brink’s Home Security Holdings, Inc. (“BHS”):
Income from operations before tax (a)	$-	-	105.4
Expense associated with the spin-off	-	-	(13.0)

Adjustments to contingencies of former operations:
Gain from FBLET refunds	-	19.7	-
BAX Global indemnification	1.7	(13.2)	-
Insurance recoveries related to BAX Global indemnification	1.6	-	-
Workers’ compensation	(7.2)	(1.5)	(1.0)
Other	0.8	1.8	5.9
Income (loss) from discontinued operations before income taxes	(3.1)	6.8	97.3
Provision (credit) for income taxes	(3.4)	2.3	45.8
Income from discontinued operations, net of tax	$0.3	4.5	51.5
(a)	Revenues of BHS were $442.4 million in 2008 (partial year).

Federal Black Lung Excise Tax (“FBLET”) refunds
The Energy Improvement and Extension Act of 2008 enabled taxpayers to file claims for FBLET refunds for periods prior to those open under the previously applicable statute of limitations.  In 2009, we received FBLET refunds and recognized a pre-tax gain of $19.7 million.

BAX Global
BAX Global, a former business unit, had been defending a claim related to the apparent diversion by a third party of goods being transported for a customer.  On April 23, 2010, the Dutch Supreme Court denied the final appeal of BAX Global, letting stand the lower court ruling that BAX Global is liable for this claim.   We had contractually indemnified the purchaser of BAX Global for this contingency.  We recognized €9 million ($13.2 million) related to this matter in discontinued operations in 2009 and made an $11.5 million payment in 2010 in satisfaction of the judgment.  We have insurance coverage applicable to this matter and we have collected $1.6 million from insurance companies in 2010.

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

In connection with the spin-off, we entered into a Tax Matters Agreement with BHS which provided a basis for the preparation and filing of tax returns for pre-spin and post-spin operations of BHS in 2008.  As authorized by the Tax Matters Agreement, we made certain elections related to BHS’ operations for our U.S. federal and state 2008 consolidated tax returns in 2009. These elections have the effect of decreasing the net deferred tax assets allocated to BHS at the time of the spin-off. As a result, we increased the amount of our current income tax receivable during 2009 by $26.8 million, with an offsetting increase in retained earnings to adjust the amount of the spin-off distribution.

After the spin-off, we reclassified BHS’ results of operations, including previously reported results and non-segment income (expense) directly related to the spin-off, within discontinued operations.

Interest Expense
Interest expense included in discontinued operations was $0.3 million in 2008.  Interest expense recorded in discontinued operations includes only interest on third-party borrowings made directly by BHS.

Note 18 – Supplemental Cash Flow Information

	Years Ended December 31,
(In millions)	2010	2009	2008

Cash paid for:
Interest	$13.7	10.3	12.1
Income taxes, net	65.5	12.6	69.2

We acquired property and equipment under capital lease arrangements in each of the three years ending December 31, 2010, including $33.9 million in 2010, $13.4 million in 2009 and $8.0 million in 2008.  Property and equipment acquired under capital leases in 2010 was primarily armored vehicles and CompuSafe® equipment in North America.

In 2009, we financed a portion of our North American operating segment’s armored truck purchases through sale-leaseback transactions.  Proceeds received from the sale-leaseback transactions totaled $13.6 million.  The trucks were sold at approximately net book value and the resulting leases are being accounted for as capital leases.

On August 20, 2009, we issued 2,260,738 shares of our common stock as part of our voluntary contribution to our primary U.S. retirement plan.  The value of our stock contribution was at $25.48 per share, or $57.6 million in the aggregate.

Note 19 – Other Operating Income (Expense)

	Years Ended December 31,
(In millions)	2010	2009	2008

Gains (losses) related to business acquisitions:
Bargain purchase of Mexican CIT business	$5.1	-	-
Remeasurement of previously held ownership interests to fair value	(13.7)	14.9	-
Deconsolidation of Brink’s Belgium and write-down to fair value	(13.4)	-	-
Currency exchange transaction gains (losses)	(4.0)	(41.4)	(18.1)
Royalty income	7.6	8.6	2.8
Gains on sales of property and other assets	1.2	9.4	13.1
Share in earnings of equity affiliates	3.9	4.5	5.0
Impairment losses	(0.7)	(2.7)	(1.9)
Other	4.5	3.2	3.7
Other operating income (expense)	$(9.5)	(3.5)	4.6

Note 20 – Interest and Other Nonoperating Income

	Years Ended December 31,
(In millions)	2010	2009	2008

Interest income	$4.1	10.8	15.0
Other-than-temporary impairment of available-for-sale securities	-	-	(7.1)
Gain on available-for-sale securities	3.8	-	0.9
Other, net	0.2	-	(0.7)
Total	$8.1	10.8	8.1

We recognized a $4.0 million gain in 2010 on the conversion of certain available-for-sale marketable securities.  The conversion resulted from an exchange of the securities we held for shares of equity securities in two other publicly held companies and a small amount of cash.  The shares received in the conversion were sold in January 2011 and we recognized another $1.8 million gain in the first quarter of 2011.

In 2008, we recognized a $7.1 million other-than-temporary impairment loss on available-for-sale securities.  We concluded the impairment of the securities was not temporary based on the length of time and the degree to which the fair value had been below the securities’ $26.3 million cost basis.

Note 21 – Other Commitments and Contingencies

Bankruptcy of Brink’s Belgium
Background.  Our cash-in-transit subsidiary in Belgium (Brink’s Belgium) filed for bankruptcy in November 2010 after a restructuring plan was rejected by local union employees and was placed into bankruptcy on February 2, 2011.  We continue to operate our Global Services unit in Belgium, which provides secure transport of diamonds, jewelry, precious metals, banknotes and other commodities.

Deconsolidation. Brink’s Belgium continued to provide cash-in-transit services for customers after the bankruptcy filing for approximately three months under the management of a court-appointed trustee.  We no longer control or provide funding for the subsidiary. In accordance with FASB ASC Topic 810, Consolidation, we deconsolidated the subsidiary in November 2010, when the trustee assumed control of the subsidiary.  We estimated that the fair value of our investment at the date of deconsolidation was zero.  Our carrying value of the investment and advances to the subsidiary at the date of the deconsolidation was $11.7 million, which we wrote off as a result of the deconsolidation, resulting in a pretax loss.  We also have incurred approximately $1.7 million of other charges related to the bankruptcy of the subsidiary.  The losses related to deconsolidation and other charges have been recorded in Other Operating Income (Expense) in the consolidated statements of income.

A summary of the revenues and operating losses for Brink’s Belgium in the three years ending December 31, 2010, is as follows:

(In millions)	2010	2009 (b)	2008

Revenues	$35.2	51.3	50.1
Operating loss (a)	7.6	9.4	0.4
(a)	Operating loss includes severance charges of $2 million in 2010 and $2 million in 2009.
(b)	Operating loss includes accounting corrections of $6 million, which relate to prior periods.

Legal dispute.  In December 2010, the court-appointed provisional administrators of Brink’s Belgium filed a claim for €20 million against a subsidiary of Brink’s.  We do not believe that this claim has merit, and we are pursuing a vigorous defense to contest this action.  We believe that it is reasonably possible that we will incur a loss of up to €20 million (equivalent to $26.5 million at December 31, 2010) if we lose in the court proceeding, but it is also reasonably possible that we will prevail in the court resulting in no loss.  We do not believe that any loss within this range is probable and have not accrued for this matter.  The ultimate resolution of this matter is unknown and the estimated liability may change in the future.   We do not believe that the ultimate disposition of this matter will have a material adverse effect on our liquidity, financial position or results of operations.

Other
We are involved in various other lawsuits and claims in the ordinary course of business.  We are not able to estimate the range of losses for some of these matters.  We have recorded accruals for losses that are considered probable and reasonably estimable.  We do not believe that the ultimate disposition of any of these matters will have a material adverse effect on our liquidity, financial position or results of operations.

Purchase Obligations
At December 31, 2010, we had noncancellable commitments for $17.5 million in equipment purchases, and information technology and other services.

Note 22 – Selected Quarterly Financial Data (unaudited)

	2010 Quarters				2009 Quarters
(In millions, except per share amounts)	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Revenues	$735.4	729.4	776.1	880.6	$732.5	751.9	801.8	848.8
Segment operating profit	34.9	44.1	58.0	71.9	52.4	28.9	61.7	70.4
Operating profit	23.8	31.5	44.1	46.9	41.7	26.7	60.9	37.5
Amounts attributable to Brink’s:
Income (loss) from:
Continuing operations	$(4.8)	20.7	21.7	19.2	$22.2	16.0	33.4	124.1
Discontinued operations	(3.4)	0.8	2.2	0.7	0.8	4.3	1.0	(1.6)
Net income (loss) attributable to Brink’s	$(8.2)	21.5	23.9	19.9	$23.0	20.3	34.4	122.5

Depreciation and amortization	$32.3	32.9	34.8	36.6	$30.7	32.8	33.7	37.9
Capital expenditures	26.9	34.3	41.3	46.3	29.5	45.0	38.0	58.1

Earnings (loss) per share attributable to Brink’s
common shareholders:
Basic:
Continuing operations	$(0.10)	0.42	0.45	0.40	$0.48	0.35	0.70	2.54
Discontinued operations	(0.07)	0.02	0.05	0.02	0.02	0.09	0.02	(0.03)
Net income	$(0.17)	0.44	0.50	0.42	$0.50	0.44	0.72	2.51

Diluted:
Continuing operations	$(0.10)	0.42	0.45	0.40	$0.48	0.34	0.70	2.53
Discontinued operations	(0.07)	0.02	0.05	0.02	0.02	0.09	0.02	(0.03)
Net income	$(0.17)	0.44	0.50	0.42	$0.49	0.44	0.72	2.50

Earnings per share amounts for each quarter are required to be computed independently.  As a result, their sum may not equal the annual earnings per share.

2010
In the first quarter of 2010, we recognized an income tax charge of $14 million related to U.S. healthcare legislation which was enacted in that quarter.

Fourth-quarter 2010 results included a $13 million charge related to the deconsolidation of our former subsidiary in Belgium. We also recognized a $9 million net loss on our acquisition of a controlling interest of SPP in Mexico.

2009
In the second quarter of 2009, we recognized approximately $20 million in pretax gains from FBLET refunds which were partially offset by a $13 million charge for a contingent liability related to our former BAX operations. Both amounts were reported as part of discontinued operations.

Results in the third quarter of 2009 included a $14 million a gain related to the acquisition of controlling interests in an equity affiliate.

Fourth-quarter 2009 results included a $118 million tax benefit related to the release of the U.S. tax valuation allowance and a $23 million pretax loss from the repatriation of cash from our Venezuelan operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

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

(b) Internal Controls over Financial Reporting

See pages 70 and 71 for Management’s Annual Report on Internal Control over Financial Reporting and the Attestation Report of the Registered Public Accounting Firm.

(c) Changes in Internal Controls over Financial Reporting

On November 17, 2010, the Company completed the acquisition of Servicio Pan Americano de Proteccion, S.A. de C.V. (“SPP”). As permitted by the SEC under the current year acquisition scope exception, management's assessment of the effectiveness of the internal control over financial reporting excludes SPP. However, the completion of this acquisition has expanded the Company's internal control environment.

Other than as described above, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Business Code of Ethics that applies to all of the directors, officers and employees (including the Chief Executive Officer, Chief Financial Officer and Controller) and have posted the Business Code of Ethics on our website.  We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of the Business Code of Ethics applicable to the Chief Executive Officer, Chief Financial Officer or Controller by posting this information on the website.  The internet address is www.brinks.com.

Our Chief Executive Officer is required to make, and he has made, an annual certification to the New York Stock Exchange (“NYSE”) stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE.  Our Chief Executive Officer made his annual certification to that effect to the NYSE as of June 3, 2010.  In addition, we are filing, as exhibits to this Annual Report on Form 10-K, the certification of our principal executive officer and principal financial officer required under sections 906 and 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

The information regarding executive officers is included in this report following Item 4, under the caption “Executive Officers of the Registrant.”  Other information required by Item 10 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2010.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2010.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2010.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	All financial statements – see pages 69 – 118.

	2.	Financial statement schedules – not applicable.

	3.	Exhibits – see exhibit index.

Undertaking

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant’s Registration Statements on Form S-8 Nos. 2-64258, 33-2039, 33-21393, 33-53565, 333-78631, 333-70758, 333-70772, and 333-146673.  Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.  In the event that a claim for indemnification against liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2011.

The Brink’s Company
(Registrant)

By	/s/ M. T. Dan
(Michael T. Dan,
Chairman, President and
Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 25, 2011.

Signature	Title

/s/ M. T. Dan	Director, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Michael T. Dan
/s/ J.W. Dziedzic	Vice President and Chief Financial Officer (Principal Financial Officer)
Joseph W. Dziedzic
/s/ M. A. P. Schumacher	Controller (Principal Accounting Officer)
Matthew A.P. Schumacher

*	Director
Betty C. Alewine

*	Director
Paul G. Boynton

*	Director
Marc C. Breslawsky

*	Director
Michael J. Herling

*	Director
Murray D. Martin

*	Director
Thomas C. Schievelbein

*	Director
Robert J. Strang

*	Director
Ronald L. Turner

* By:	/s/ M. T. Dan
Michael T. Dan, Attorney-in-Fact

Exhibit Index

Each exhibit listed as a previously filed document is hereby incorporated by reference to such document.

Exhibit Number	Description

2(i)
Shareholders’ Agreement, dated as of January 10, 1997, between Brink’s Security International, Inc., and Valores Tamanaco, C.A.  Exhibit 10(w) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

3(i)	Amended and Restated Articles of Incorporation of the Registrant. Exhibit 3(i) to the Registrant’s Current Report on Form 8-K filed November 20, 2007.

3(ii)	Amended and Restated Bylaws of the Registrant. Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed November 15, 2010.

10(a)*	Key Employees Incentive Plan, as amended and restated as of November 16, 2007. Exhibit 10(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”).

10(b)*	Key Employees’ Deferred Compensation Program, as amended and restated as of May 7, 2010. Exhibit B to the Proxy Statement for the Registrant’s 2010 Annual Meeting of Shareholders.

10(c)*	(i)
Pension Equalization Plan as amended and restated, effective as of October 22, 2008.  Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (the “Third Quarter 2008 Form 10-Q”).

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

	(vii)	Amendment No. 5 to Trust Agreement, dated as of September 20, 2004. Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

	(viii)	Amendment No. 6 to Trust Agreement, dated as of November 22, 2004. Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed November 22, 2004.

10(d)*	Executive Salary Continuation Plan. Exhibit 10(e) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 (the “1991 Form 10-K”).

10(e)*	2005 Equity Incentive Plan, as amended and restated as of February 19, 2010. Exhibit 10(f) to the Registrant’s Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).

10(f)*	(i)	Form of Option Agreement for options granted before 2010 under 2005 Equity Incentive Plan. Exhibit 99 to the Registrant’s Current Report on Form 8-K filed July 13, 2005.

	(ii)	Form of Option Agreement for options granted in 2010 under 2005 Equity Incentive Plan. Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 12, 2010.

(iii)
Form of Restricted Stock Units Award Agreement for restricted stock units granted before 2010 under 2005 Equity Incentive Plan.  Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 13, 2009.

(iv)
Form of Restricted Stock Units Award Agreement for restricted stock units granted in 2010 under 2005 Equity Incentive Plan.  Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 12, 2010.

10(g)*	Management Performance Improvement Plan, as amended and restated as of February 19, 2010. Exhibit 10(h) to the 2009 Form 10-K.

10(h)*	Change in Control Agreement dated as of February 25, 2010, between the Registrant and Frank T. Lennon. Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed February 25, 2010.

10(i)*	(i)	Form of severance agreement between the Registrant and Frank T. Lennon. Exhibit 10(o)(ii) to the 1997 Form 10-K.

	(ii)	Form of Amendment No. 1 to severance agreement. Exhibit 10(j)(ii) to the Registrant’s Annual report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).

10(j)*	(i)
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

	(iii)	Amendment No. 2 to Employment Agreement among the Registrant, Brink’s, Incorporated and Michael T. Dan. Exhibit 10 to the Registrant’s Current Report on Form 8-K filed March 10, 2006.

	(iv)	Amendment No. 3 to Employment Agreement among the Registrant, Brink’s, Incorporated and Michael T. Dan. Exhibit 10(k)(iv) to the 2008 Form 10-K.

	(v)	Amendment No. 4 to Employment Agreement among the Registrant, Brink’s, Incorporated and Michael T. Dan. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 13, 2009.

10(k)*	Change in Control Agreement dated as of February 25, 2010, between the Registrant and Michael T. Dan. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 25, 2010.

10(l)*	Change in Control Agreement dated as of February 25, 2010, between the Registrant and Joseph W. Dziedzic. Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 25, 2010.

10(m)*	Change in Control Agreement dated as of February 25, 2010, between the Registrant and McAlister C. Marshall, II. Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed February 25, 2010.

10(n)*	Restricted Stock Unit Award Agreement, dated as of September 15, 2008, between the Registrant and McAlister C. Marshall, II. Exhibit 10(q) to the 2008 Form 10-K.

10(o)*	Change in Control Agreement dated as of February 25, 2010, between the Registrant and Matthew A.P. Schumacher. Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed February 25, 2010.

10(p)*	Form of Indemnification Agreement entered into by the Registrant with its directors and officers. Exhibit 10(l) to the 1991 Form 10-K.

10(q)*	(i)	Retirement Plan for Non-Employee Directors, as amended. Exhibit 10(g) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (the “Third Quarter 1994 Form 10-Q”).

(ii)
Form of letter agreement dated as of September 16, 1994, between the Registrant and its Non-Employee Directors pursuant to Retirement Plan for Non-Employee Directors.  Exhibit 10(h) to the Third Quarter 1994 Form 10-Q.

10(r)*	Non-Employee Directors’ Stock Option Plan, as amended and restated as of July 8, 2005. Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10(s)*	Directors’ Stock Accumulation Plan, as amended and restated as of September 12, 2008. Exhibit 10.1 to the Third Quarter 2008 Form 10-Q.

10(t)*	Non-Employee Directors’ Equity Plan. Annex B to the Proxy Statement for the Registrant’s 2008 Annual Meeting of Shareholders.

10(u)*	(i)
Form of Award Agreement for deferred stock units granted in 2008 under the Non-Employee Directors’ Equity Plan.  Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (the “Second Quarter 2008 Form 10-Q”).

(ii)
Form of Award Agreement for deferred stock units granted in 2009 and 2010 under the Non-Employee Directors Equity Plan.  Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (the “Second Quarter 2009 Form 10-Q”).

10(v)*	Plan for Deferral of Directors’ Fees, as amended and restated as of November 14, 2008. Exhibit 10(y) to the 2008 Form 10-K.

10(w)	(i)	Trust Agreement for The Brink’s Company Employee Welfare Benefit Trust. Exhibit 10(t) to the 1999 Form 10-K.

	(ii)	First Amendment of The Brink’s Company Employee Welfare Benefit Trust, dated as of November 1, 2001. Exhibit 10(t)(ii) to the 2007 Form 10-K.

	(iii)	Second Amendment of The Brink’s Company Employee Welfare Benefit Trust, dated as of September 30, 2003. Exhibit 10(t)(iii) to the 2007 Form 10-K.

10(x)	(i)
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

10(y)
$135,000,000 Letter of Credit Agreement, dated as of July 23, 2008 with an effective date of August 13, 2008, among the Registrant, certain of the Registrant’s subsidiaries and ABN AMRO Bank N.V. (now The Royal Bank of Scotland N.V.)  Exhibit 10.2 to Second Quarter 2009 Form 10-Q.

10(z)	(i) Credit Agreement, dated July 13, 2005, among the Registrant, certain of its subsidiaries and ABN AMRO Bank N.V. (now The Royal Bank of Scotland N.V.) Exhibit 10.3 to Second Quarter 2009 Form 10-Q.

(ii)
First Amendment to Credit Agreement, entered into as of December 22, 2006, by and among the Registrant, Brink’s, Incorporated and ABN AMRO Bank N.V. (now The Royal Bank of Scotland N.V.)  Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 22, 2006.

(iii)
Second Amendment to Credit Agreement, entered into as of March 24, 2008, by and among the Registrant, Brink’s, Incorporated and ABN AMRO Bank N.V. (now The Royal Bank of Scotland N.V.)  Exhibit 10(cc)(iii) to the 2008 Form 10-K.

10(aa)
$400,000,000 Credit Agreement, dated as of July 16, 2010, among the Registrant, as Parent Borrower and as a Guarantor, the subsidiary borrowers referred to therein, as Subsidiary Borrowers, certain of Parent Borrower’s subsidiaries, as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, an Issuing Lender, Swingline Lender and a Revolving A Lender, Bank of Tokyo-Mitsubishi UFJ Trust Company and Societe Generale, as Co-Documentation Agents and Revolving A Lenders, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents and Revolving A Lenders, and various other Revolving A Lenders and Revolving B Lenders named therein.  Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 20, 2010.

10(bb)
$54,000,000 Continuing Agreement for Standby Letters of Credit, dated as of December 10, 2010, between the Registrant and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 13, 2010.

10(cc)
Note Purchase Agreement, dated as of January 24, 2011, among the Registrant, Pittston Services Group Inc., Brink’s Holding Company, Brink’s, Incorporated, and the purchasers party thereto.  Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 26, 2011.

10(dd)
Stock Purchase Agreement, dated as of November 15, 2005, by and among BAX Holding Company, BAX Global Inc., The Brink’s Company and Deutsche Bahn AG.  Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed November 16, 2005.

10(ee)
Separation and Distribution Agreement between the Registrant and Brink’s Home Security Holdings, Inc. dated as of October 31, 2008.  Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 5, 2008.

10(ff)	Tax Matters Agreement between the Registrant and Brink’s Home Security Holdings, Inc. dated as of October 31, 2008. Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed November 5, 2008.

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

101
Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2010, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Consolidated Balance Sheets at December 31, 2010, and December 31, 2009, (ii)  the Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008, (iv) the Consolidated Statement of Shareholders' Equity for the years ended December 31, 2010, 2009 and 2008, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*Management contract or compensatory plan or arrangement.