Form 10-Q
period 2011-03-31
BRINKS CO
filed 2011-04-29
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes  ☐  No  ☒

As of April 25, 2011, 46,674,931 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements
THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(In millions)	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$155.3	183.0
Accounts receivable, net	562.1	525.1
Prepaid expenses and other	147.0	121.0
Deferred income taxes	50.6	48.3
Total current assets	915.0	877.4

Property and equipment, net	724.3	698.9
Goodwill	252.9	244.3
Other intangibles	83.5	83.2
Deferred income taxes	280.5	276.0
Other	82.9	90.7

Total assets	$2,339.1	2,270.5

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$39.9	36.5
Current maturities of long-term debt	31.2	29.0
Accounts payable	123.8	141.5
Accrued liabilities	480.2	469.0
Total current liabilities	675.1	676.0

Long-term debt	331.6	323.7
Accrued pension costs	266.4	266.8
Retirement benefits other than pensions	216.7	218.6
Deferred income taxes	33.1	30.6
Other	178.6	171.7
Total liabilities	1,701.5	1,687.4

Commitments and contingent liabilities (notes 4, 5 and 9)

Equity:
The Brink’s Company (“Brink’s”) shareholders’ equity:
Common stock	46.6	46.4
Capital in excess of par value	549.9	542.6
Retained earnings	549.3	537.5
Accumulated other comprehensive loss	(580.3)	(610.3)
Total Brink’s shareholders’ equity	565.5	516.2

Noncontrolling interests	72.1	66.9

Total equity	637.6	583.1

Total liabilities and equity	$2,339.1	2,270.5

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months
	Ended March 31,
(In millions, except per share amounts)	2011	2010

Revenues	$913.3	735.4

Costs and expenses:
Cost of revenues	757.6	610.1
Selling, general and administrative expenses	121.7	100.0
Total costs and expenses	879.3	710.1
Other operating income (expense)	3.0	(1.5)

Operating profit	37.0	23.8

Interest expense	(5.8)	(2.5)
Interest and other income (expense)	4.4	1.4
Income from continuing operations before tax	35.6	22.7
Provision for income taxes	11.4	24.3

Income (loss) from continuing operations	24.2	(1.6)

Income (loss) from discontinued operations, net of tax	1.1	(3.4)

Net income (loss)	25.3	(5.0)
Less net income attributable to noncontrolling interests	(5.3)	(3.2)

Net income (loss) attributable to Brink’s	20.0	(8.2)

Amounts attributable to Brink’s:
Income (loss) from continuing operations	18.9	(4.8)
Income (loss) from discontinued operations	1.1	(3.4)

Net income (loss) attributable to Brink’s	$20.0	(8.2)

Earnings (loss) per share attributable to Brink’s common shareholders:
Basic:
Continuing operations	$0.40	(0.10)
Discontinued operations	0.02	(0.07)
Net income (loss)	0.42	(0.17)

Diluted:
Continuing operations	$0.39	(0.10)
Discontinued operations	0.02	(0.07)
Net income (loss)	0.41	(0.17)

Weighted-average shares
Basic	47.6	48.8
Diluted	48.1	48.8

Cash dividends paid per common share	$0.10	0.10

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statement of Shareholders’ Equity

Three Months ended March 31, 2011
(Unaudited)

	Attributable to Brink’s
			Capital		Accumulated	Attributable
			in Excess		Other	to
		Common	of Par	Retained	Comprehensive	Noncontrolling
(In millions)	Shares	Stock	Value	Earnings	Loss	Interests	Total

Balance as of December 31, 2010	46.4	$46.4	542.6	537.5	(610.3)	66.9	583.1

Net income	-	-	-	20.0	-	5.3	25.3
Other comprehensive income (loss)	-	-	-	-	30.0	0.1	30.1
Dividends:
Brink’s common shareholders
($0.10 per share)	-	-	-	(4.7)	-	-	(4.7)
Noncontrolling interests	-	-	-	-	-	(1.0)	(1.0)
Share-based compensation:
Stock options and awards:
Compensation expense	-	-	0.6	-	-	-	0.6
Consideration from exercise
of stock options	0.4	0.4	7.9	-	-	-	8.3
Excess tax benefit of
stock compensation	-	-	1.0	-	-	-	1.0
Other share-based benefit programs	(0.2)	(0.2)	(2.2)	(3.5)	-	-	(5.9)
Acquisitions of new subsidiaries	-	-	-	-	-	0.8	0.8

Balance as of March 31, 2011	46.6	$46.6	549.9	549.3	(580.3)	72.1	637.6

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months
	Ended March 31,
(In millions)	2011	2010

Cash flows from operating activities:
Net income (loss)	$25.3	(5.0)
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(1.1)	3.4
Depreciation and amortization	38.8	32.3
Stock compensation expense	0.6	1.0
Deferred income taxes	(7.5)	15.1
(Gains) and losses:
Sales of available-for-sale securities	(4.4)	-
Sales of property and other assets	0.4	(0.8)
Acquisitions of controlling interest of equity-method or cost-method investments	(0.4)	-
Retirement benefit funding (more) less than expense:
Pension	3.6	(1.6)
Other than pension	2.5	4.3
Other operating	1.7	7.7
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(21.7)	(16.0)
Accounts payable, income taxes payable and accrued liabilities	(27.3)	(9.2)
Prepaid and other current assets	(21.3)	(28.1)
Other	3.9	2.1
Discontinued operations	1.2	-
Net cash provided (used) by operating activities	(5.7)	5.2

Cash flows from investing activities:
Capital expenditures	(29.4)	(26.9)
Acquisitions	(1.2)	(6.5)
Available-for-sale securities:
Purchases	(0.8)	-
Sales	11.8	0.3
Cash proceeds from sale of property, equipment and investments	0.7	-
Other	-	(0.6)
Net cash used by investing activities	(18.9)	(33.7)

Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term debt	2.8	2.1
Long-term revolving credit facilities	(100.2)	28.3
Other long-term debt:
Borrowings	100.0	1.0
Repayments	(5.8)	(7.3)
Cash proceeds from sale-leaseback transactions	-	1.2
Debt financing costs	(0.3)	-
Dividends to:
Shareholders of Brink’s	(4.7)	(4.8)
Noncontrolling interests in subsidiaries	(1.0)	(0.6)
Proceeds from exercise of stock options	2.6	0.2
Excess tax benefits associated with stock compensation	0.8	-
Minimum tax withholdings associated with stock compensation	(1.4)	-
Other	-	(0.2)
Net cash provided (used) by financing activities	(7.2)	19.9
Effect of exchange rate changes on cash	4.1	(2.5)
Cash and cash equivalents:
Increase (decrease)	(27.7)	(11.1)
Balance at beginning of period	183.0	143.0
Balance at end of period	$155.3	131.9

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of presentation

The Brink’s Company (along with its subsidiaries, “Brink’s” or “we”) has two geographic reportable segments:

•             International
•             North America

Our unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, the unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Our accounting policy for foreign currency translation is different depending on whether the economy in which our foreign subsidiary operates has been designated as highly inflationary or not.  Economies with a three-year cumulative inflation rate of more than 100% are considered highly inflationary.

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

Venezuela
Our Venezuelan operations accounted for $55 million or 6% of total Brink’s revenues in the three months ended March 31, 2011.  Our operating margins in Venezuela have varied depending on the mix of business during any year and have been up to three times our overall international segment operating margin rate.

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

At December 31, 2009, the blended three-year cumulative inflation rate was approximately 100.5%. As a result, beginning January 1, 2010, we designated Venezuela’s economy as highly inflationary for accounting purposes, and we consolidated our Venezuelan results using our accounting policy for subsidiaries operating in highly inflationary economies. We remeasured bolivar fuerte-denominated net monetary assets at each balance sheet date using the parallel rate until June 9, 2010, when the Venezuelan government replaced the parallel rate with a new exchange process that requires each transaction be approved by the government’s central bank (the “SITME” rate).  On a daily basis, the central bank publishes ranges of prices at which it may approve transactions to purchase dollar-denominated bonds, resulting in an exchange rate range of 4.3 to 5.3 bolivar fuertes to the U.S. dollar. To date, approved transactions have been at the upper end of the range.  To the extent we need to obtain U.S. dollars, we currently expect our U.S. dollar-denominated transactions to be settled at a rate of 5.3 bolivar fuertes to the U.S. dollar.  We have used this rate to remeasure our bolivar fuerte-denominated monetary assets and liabilities into U.S. dollars at March 31, 2011, resulting in bolivar fuerte-denominated net monetary assets at March 31, 2011, of $42.9 million.  For the three months ended March 31, 2011, we did not recognize any remeasurement gains or losses as the SITME rate did not change.

Under the new law, approved transactions may not exceed $350,000 per legal entity per month.  Despite the new law, we believe that we will be able to obtain sufficient U.S. dollars to purchase imported supplies and fixed assets to operate our business in Venezuela.  We believe the new law will limit the repatriation of cash invested in Venezuela for the foreseeable future.  At March 31, 2011, our Venezuelan subsidiaries held $3.0 million of cash and short-term investments denominated in U.S. dollars and $13.4 million of cash denominated in bolivar fuertes.  On an equity-method basis, we had investments in our Venezuelan operations of $59.4 million at March 31, 2011.

Recently Adopted Accounting Standards
We adopted the accounting principles established by Accounting Standards Update (“ASU”) 2009-16, Transfers and Servicing: Accounting for Transfers of Financial Assets, effective January 1, 2010.  This ASU removes the concept of a qualifying special-purpose entity (“QSPE”) from SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and removes the exception from applying Financial Accounting Standards Board (“FASB”) Interpretation 46R, Consolidation of Variable Interest Entities. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  The adoption of this new guidance did not have a material effect on our financial statements.

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

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements.  ASU 2010-06 both expands and clarifies the disclosure requirements related to fair value measurements. Entities are required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 of the fair value valuation hierarchy and describe the reasons for the transfers. Additionally, entities are required to disclose information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The new guidance also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques.  We adopted the new disclosures effective January 1, 2010, except for the Level 3 rollforward disclosures. We adopted the Level 3 rollforward disclosures effective January 1, 2011.  The adoption of the ASU did not have a material effect on our disclosures as we did not have any significant transfers in and out of Level 1 and Level 2 of the fair value valuation hierarchy during the first quarter of 2010 or 2011.

We adopted the accounting principles established by ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, effective January 1, 2010.  Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.

In January 2010, the FASB issued ASU 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification, which clarifies the scope of the decrease in ownership provisions of Accounting Standards Codification (“ASC”) 810-10, Consolidation, and related guidance.  The ASU clarified that the standard applies to a subsidiary or group of assets that is a business, a subsidiary that is a business that is transferred to an equity method investee or joint venture, or an exchange of a group of assets that constitutes a business for a noncontrolling interest in an entity (including an equity method investee or joint venture).  The ASU also expands the disclosures required upon deconsolidation of a subsidiary to disclose the valuation techniques used to measure the fair value of any retained investment in the former subsidiary, the nature of continuing involvement after the former subsidiary has been deconsolidated or derecognized and whether the transaction resulting in deconsolidation was with a related party or if the deconsolidated entity will become a related party. Finally, the ASU also requires that entities disclose valuation techniques used to measure the fair value of previously held equity interests prior to acquiring control in a business combination achieved in stages. We adopted this guidance effective January 1, 2010.

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

In December 2010, the FASB ratified EITF 10-G, Disclosure of Supplementary Pro Forma Information for Business Combinations. EITF 10-G affects public entities that have entered into material business combinations and requires that pro forma disclosures reflect the assumption that the business combination had occurred as of the beginning of the prior annual period.  It also requires a description of nonrecurring pro forma adjustments.  EITF 10-G is effective and should be applied prospectively for business combinations completed during periods beginning after December 15, 2010, with early adoption permitted.  We were required to adopt the new rule in 2011, but we adopted this standard for acquisitions occurring in 2010.  The adoption of this guidance did not have a material effect on our financial statements.

We adopted the accounting principles established by ASU 2009-13, Multiple-Deliverable Revenue Arrangements, effective January 1, 2011. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in a multiple-deliverable arrangement. In addition, the revised guidance requires additional disclosures about the methods and assumptions used to evaluate multiple-deliverable arrangements and to identify the significant deliverables within those arrangements. The adoption of this guidance did not have a material effect on our financial statements.

We adopted the accounting principles established by ASU 2009-14, Certain Revenue Arrangements that Include Software Elements, effective January 1, 2011.  ASU 2009-14 amends ASC Topic 985 to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality.  The adoption of this guidance did not have a material effect on our financial statements.

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

The primary services of the reportable segments include:
•	Cash-in-transit (“CIT”) – armored vehicle transportation
•	Automated teller machine (“ATM”) – replenishment and servicing
•	Global Services – transportation of valuables globally
•	Cash Logistics – supply chain management of cash
•	Payment Services – consumers pay utility and other bills at payment locations
•	Guarding Services – including airport security

	Three Months
	Ended March 31,
(In millions)	2011	2010

Revenues:
International	$674.3	509.0
North America	239.0	226.4
Revenues	$913.3	735.4

	Three Months
	Ended March 31,
(In millions)	2011	2010

Operating profit:
International	$45.2	24.5
North America	6.8	10.4
Segment operating profit	52.0	34.9
Non-segment	(15.0)	(11.1)
Operating profit	$37.0	23.8

Note 3 – Shares used to calculate earnings per share

Shares used to calculate earnings per share were as follows:

	Three Months
	Ended March 31,
(In millions)	2011	2010

Weighted-average shares:
Basic (a)	47.6	48.8
Effect of dilutive stock options and awards	0.5	-
Diluted	48.1	48.8

Antidilutive stock options and awards excluded from denominator	2.2	3.6

(a)
We have deferred compensation plans for directors and certain of our employees.  Amounts owed to participants are denominated in common stock units.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average units credited to employees and directors under the deferred compensation plans.  Accordingly, included in basic shares are weighted-average units of 1.1 million in the three months ended March 31, 2011, and 0.9 million in the three months ended March 31, 2010.

Note 4 – Retirement benefits

Pension plans
We have various defined-benefit pension plans covering eligible current and former employees.  Benefits under most plans are based on salary and years of service.

The components of net periodic pension cost (credit) for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2011	2010	2011	2010	2011	2010

Three months ended March 31,

Service cost	$-	-	2.8	1.6	2.8	1.6
Interest cost on projected benefit obligation	11.5	11.7	4.3	3.4	15.8	15.1
Return on assets – expected	(16.3)	(16.7)	(3.1)	(2.7)	(19.4)	(19.4)
Amortization of losses	7.0	4.8	1.2	0.9	8.2	5.7
Net periodic pension cost (credit)	$2.2	(0.2)	5.2	3.2	7.4	3.0

Based on December 31, 2010, data, assumptions and funding regulations, we are not required to make a contribution to our primary U.S. plan during 2011.

Retirement benefits other than pensions
We provide retirement healthcare benefits for eligible current and former U.S. and Canadian employees, including former employees of our former U.S. coal operation.  Retirement benefits related to our former coal operation include medical benefits provided by the Pittston Coal Group Companies Employee Benefit Plan for United Mine Workers of America Represented Employees (the “UMWA plans”) as well as costs related to Black Lung obligations.

The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

	UMWA plans		Black lung and other plans		Total
(In millions)	2011	2010	2011	2010	2011	2010

Three months ended March 31,

Interest cost on accumulated post retirement
benefit obligations	$6.1	6.6	0.7	0.6	6.8	7.2
Return on assets – expected	(6.4)	(6.4)	-	-	(6.4)	(6.4)
Amortization of losses	3.7	3.9	0.6	0.1	4.3	4.0
Net periodic pension cost	$3.4	4.1	1.3	0.7	4.7	4.8

Note 5 – Income taxes

	Three Months
	Ended March 31,
	2011	2010

Continuing operations
Provision for income taxes (in millions)	$11.4	24.3
Effective tax rate	32.0%	107.0%

2011 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first quarter of 2011 was lower than the 35% U.S. statutory tax rate largely due to a $2.1 million benefit for recently enacted legislation in Greece and audit settlements, partially offset by higher taxes due to the geographical mix of earnings and the characterization of a French business tax as an income tax.

2010 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first quarter of 2010 was higher than the 35% U.S. statutory tax rate largely due to a $13.9 million reduction in deferred tax assets as a result of U.S. healthcare legislation enacted in the first quarter of 2010 and $1.7 million in higher taxes related to non-U.S. tax jurisdictions.   These non-U.S. taxes were higher than 35% primarily due to a $4.9 million nondeductible net monetary asset remeasurement charge in Venezuela, the geographical mix of earnings, and the characterization of a French business tax as an income tax based upon legislative changes effective January 1, 2010.

Note 6 – Supplemental cash flow information

	Three Months
	Ended March 31,
(In millions)	2011	2010

Cash paid for:
Interest	$4.4	1.7
Income taxes	19.4	16.1

We acquired $14.0 million of new armored vehicles and CompuSafe® equipment under capital lease arrangements in the first quarter of 2011, as compared to $1.4 million in the first quarter of 2010.

Note 7 – Comprehensive income (loss)

	Three Months
	Ended March 31,
(In millions)	2011	2010

Amounts attributable to Brink’s:
Net income (loss)	$20.0	(8.2)
Benefit plan adjustments	7.9	(5.9)
Foreign currency	23.1	(13.2)
Available-for-sale securities	(1.0)	1.0
Other comprehensive income (loss)	30.0	(18.1)
Comprehensive income (loss) attributable to Brink’s	50.0	(26.3)

Amounts attributable to noncontrolling interests:
Net income	5.3	3.2
Foreign currency	-	1.0
Available-for-sale securities	0.1	0.5
Other comprehensive income	0.1	1.5
Comprehensive income attributable to noncontrolling interests	5.4	4.7

Comprehensive income (loss)	$55.4	(21.6)

Note 8 – Fair value of financial instruments

Investments in Available-for-sale Securities
We have available-for-sale securities that are carried at fair value in the financial statements.  For these investments, fair value was estimated based on quoted prices categorized as a Level 1 valuation, except for non-U.S. debt securities. These securities were valued at December 31, 2010, using a discounted cash flow methodology using yields and discount rates based on management’s best estimate of rates that would approximate those that a market participant would use.  Due to the high level of judgment involved in this valuation, we have categorized these investments as Level 3 (valuation levels were defined in our 2010 Form 10-K).

	March 31,	December 31,
(In millions)	2011	2010

Cost
Mutual funds	$16.6	16.9
Non-U.S. debt securities	-	3.6
Equity securities	-	3.7
Total	$16.6	24.2

Gross Unrealized Gains
Mutual funds	$3.9	3.4
Non-U.S. debt securities	-	-
Equity securities	-	2.2
Total	$3.9	5.6

Gross Unrealized Losses
Mutual funds	$-	-
Non-U.S. debt securities	-	(0.2)
Equity securities	-	-
Total	$-	(0.2)

Fair Value
Mutual funds	$20.5	20.3
Non-U.S. debt securities	-	3.4
Equity securities	-	5.9
Total	$20.5	29.6

Fixed-Rate Debt
Fair value estimates of our obligation related to the fixed-rate Dominion Terminal Associates (“DTA”) bonds are based on quoted prices. The fair value and carrying value of our DTA bonds are as follows:

	March 31,	December 31,
(In millions)	2011	2010

DTA bonds
Carrying value	$43.2	43.2
Fair value	42.2	42.9

Other Financial Instruments
Other financial instruments include cash and cash equivalents, short-term fixed rate deposits, accounts receivable, floating rate debt, accounts payable and accrued liabilities.  The financial statement carrying amounts of these items approximate the fair value due to their short-term nature.

Note 9 – Commitments and contingent matters

Operating leases
We have made residual value guarantees of approximately $37.6 million at March 31, 2011, related to operating leases, principally for trucks and other vehicles.

Bankruptcy of Brink’s Belgium
Background.  Our former cash-in-transit subsidiary in Belgium (Brink’s Belgium) filed for bankruptcy in November 2010 after a restructuring plan was rejected by local union employees and was placed into bankruptcy on February 2, 2011.  We continue to operate our Global Services unit in Belgium, which provides secure transport of diamonds, jewelry, precious metals, banknotes and other commodities.

Deconsolidation. Brink’s Belgium continued to provide cash-in-transit services for customers after the bankruptcy filing for approximately three months under the management of court-appointed provisional administrators.  We no longer control or provide funding for the subsidiary. In accordance with FASB ASC Topic 810, Consolidation, we deconsolidated the subsidiary in November 2010 when the provisional administrators assumed control of the subsidiary.  We estimated that the fair value of our investment at the date of deconsolidation was zero.  Our carrying value of the investment and advances to the subsidiary at the date of the deconsolidation was $11.7 million, which we wrote off as a result of the deconsolidation, resulting in a pretax loss.

Legal dispute.  In December 2010, the court-appointed provisional administrators of Brink’s Belgium filed a claim for €20 million against a subsidiary of Brink’s.  We do not believe that this claim has merit, and we are pursuing a vigorous defense to contest this action.  We believe that it is reasonably possible that we will incur a loss of up to €20 million (equivalent to $28.3 million at March 31, 2011) if we lose in the court proceeding, but it is also reasonably possible that we will prevail in the court resulting in no loss.  We do not believe that any loss within this range is probable and have not accrued for this matter.  The ultimate resolution of this matter is unknown and the estimated liability may change in the future.   We do not believe that the ultimate disposition of this matter will have a material adverse effect on our liquidity, financial position or results of operations.

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

THE BRINK’S COMPANY
and subsidiaries

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Brink’s Company offers transportation and logistics management services for cash and valuables throughout the world.  These services include:
•	armored car transportation, which we refer to as cash in transit (“CIT”)
•	automated teller machine (“ATM”) replenishment and servicing
•	arranging secure transportation of valuables over long distances and around the world (“Global Services”)
•	security and guarding services (including airport security)
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

RESULTS OF OPERATIONS

Consolidated Review

Non-GAAP Results
Non-GAAP results described in this filing are financial measures that are not required by, or presented in accordance with U.S. generally accepted accounting principles (“GAAP”).  The purpose of the non-GAAP results is to report financial information without certain income and expense items and to adjust the quarterly non-GAAP tax rates so that the non-GAAP tax rate in each of the quarters is equal to the full-year non-GAAP tax rate.  For 2011, a forecasted full-year non-GAAP tax rate is used.  The full year non-GAAP tax rate in both years excludes certain pretax and tax income and expense amounts.  The non-GAAP information provides information to assist comparability and estimates of future performance.  Brink’s believes these measures are helpful in assessing operations and estimating future results and enable period-to-period comparability of financial performance.  Non-GAAP results should not be considered as an alternative to revenue, income or earnings per share amounts determined in accordance with GAAP and should be read in conjunction with their GAAP counterparts.  The adjustments are described in detail and are reconciled to our GAAP results on page 27.

	First Quarter		%
(In millions, except per share amounts)	2011	2010	Change

GAAP
Revenues	$913	735	24
Segment operating profit (a)	52	35	49
Non-segment expense	(15)	(11)	35
Operating profit	37	24	55
Income from continuing operations (b)	19	(5)	NM
Diluted EPS from continuing operations (b)	0.39	(0.10)	NM

Non-GAAP (c)
Revenues	$913	735	24
Segment operating profit (a)	52	40	31
Non-segment expense	(15)	(13)	19
Operating profit	37	27	36
Income from continuing operations (b)	15	11	31
Diluted EPS from continuing operations (b)	0.31	0.23	35
Amounts may not add due to rounding.
(a)
Segment operating profit is a non-GAAP measure when presented in any context other than prescribed by ASC Topic 280, Segment Reporting.  The tables on page 18 reconcile the measurement to operating profit, a GAAP measure.  Disclosure of total segment operating profit enables investors to assess the total operating performance of The Brink’s Company excluding non-segment income and expense.  Forward-looking estimates related to total segment operating profit and non-segment income (expense) for 2011 are provided on page 26.

(b)	Amounts reported in this filing are attributable to the shareholders of The Brink’s Company and exclude earnings related to noncontrolling interests.
(c)	Non-GAAP earnings information is contained on page 27, including reconciliation to amounts reported under GAAP.

Organic Growth
Organic growth represents the change in revenues or operating profit between the current and prior period, excluding the effect of the following items:  acquisitions and dispositions, currency effects, and the 2010 remeasurement of net monetary assets in Venezuela under highly inflationary accounting.

Overview

GAAP
Revenues in the quarter improved 24% from the prior year period.  The increase was mainly due to our 2010 acquisition in Mexico.  Organic revenue growth in our International segment more than offset a small decline in North America.  Operating profit increased 55% during the first quarter of 2011 compared to the same period of 2010.  International segment operating profit growth reflects improvement in Latin America and Europe, which more than offset a decline in North America and higher non-segment expenses.  Global Services, which operates in all regions, continued to show improved performance.

Income from continuing operations attributable to Brink’s and earnings per share in the first quarter of 2011 were higher than the same 2010 period.  In addition to the above described factors affecting operating profit, income from continuing operations attributable to Brink’s and earnings per share also benefited from $4 million of gains on the sale and exchange of available-for-sale securities in 2011 and the fact that 2010 results included an income tax charge of $14 million related to U.S. healthcare legislation.  The positive impact of these items was partially offset by higher interest expense in 2011 due primarily to higher interest rates from the January 2011 issuance of $100 million in unsecured private placement notes and higher overall borrowings to fund acquisitions.

Non-GAAP
Non-GAAP results include the following adjustments:
	Three Months
	Ended March 31,
	2011	2010

GAAP EPS	$0.39	(0.10)
Exclude income tax charge related to U.S. healthcare legislation	-	0.28
Adjust quarterly tax rate to full-year average rate	(0.02)	0.01
Exclude gains on sale of investment securities	(0.05)	-
Exclude gain on acquisition	(0.01)	-
Exclude impact of net monetary asset remeasurements in Venezuela	-	0.06
Exclude royalties from former home security unit	-	(0.02)
Non-GAAP EPS	$0.31	0.23
Amounts may not foot due to rounding.  Non-GAAP results are reconciled in more detail to the applicable GAAP results on page 27.

The analysis of non-GAAP revenues is the same as the analysis of GAAP revenues.

Operating profit increased 36% during the first quarter of 2011 compared to the same period of 2010.  International segment operating profit growth reflects improvement in Latin America and Europe, which more than offset a decline in North America.  Global Services, which operates in all regions, continued to show improved performance.

Income from continuing operations attributable to Brink’s and earnings per share in the first quarter of 2011 were higher than the same 2010 period primarily due to the improved results of our International segment and Global Services, partially offset by higher interest expense.  Higher interest expense was due primarily to higher interest rates from the January 2011 issuance of $100 million in unsecured private placement notes and increased borrowings related to acquisitions.

Segment Operating Results
Segment Review
First Quarter 2011 versus First Quarter 2010

GAAP
		Organic	Acquisitions /	Currency		% Change
(In millions)	1Q '10	Change	Dispositions (b)	(c)	1Q '11	Total	Organic
Revenues:
International:
EMEA	$299	15	(6)	(1)	307	3	5
Latin America	183	31	100	18	332	81	17
Asia Pacific	27	6	-	2	35	29	24
International	509	52	94	19	674	32	10
North America	226	(2)	12	3	239	6	(1)
Total	$735	50	106	22	913	24	7
Operating profit:
International	$25	13	-	8	45	84	51
North America	10	(4)	-	-	7	(35)	(35)
Segment operating profit	35	9	-	8	52	49	26
Non-segment (a)	(11)	(4)	-	-	(15)	35	35
Total	$24	5	-	8	37	55	21
Segment operating margin:
International	4.8%				6.7%
North America	4.6%				2.8%
Segment operating margin	4.7%				5.7%

Non-GAAP (c)
		Organic	Acquisitions /	Currency		% Change
(In millions)	1Q '10	Change	Dispositions (b)	(c)	1Q '11	Total	Organic
Revenues:
International:
EMEA	$299	15	(6)	(1)	307	3	5
Latin America	183	31	100	18	332	81	17
Asia Pacific	27	6	-	2	35	29	24
International	509	52	94	19	674	32	10
North America	226	(2)	12	3	239	6	(1)
Total	$735	50	106	22	913	24	7
Operating profit:
International	$29	13	-	3	45	54	43
North America	10	(4)	-	-	7	(35)	(35)
Segment operating profit	40	9	-	3	52	31	23
Non-segment	(13)	(3)	-	-	(15)	19	19
Total	$27	7	-	3	37	36	24
Segment operating margin:
International	5.8%				6.7%
North America	4.6%				2.8%
Segment operating margin	5.4%				5.7%
Amounts may not add due to rounding.
(a)	Includes income and expense not allocated to segments (see page 21 for details).
(b)	Includes operating results and gains/losses on acquisitions, sales and exit of businesses.
(c)
Revenue and Segment Operating Profit:  The “Currency” amount in the table is the summation of the monthly currency changes, plus (minus) the U.S. dollar amount of remeasurement currency gains (losses) of bolivar fuerte-denominated net monetary assets recorded under highly inflationary accounting rules related to the Venezuelan operations.  The monthly currency change is equal to the Revenue or Operating Profit for the month in local currency, on a country-by-country basis, multiplied by the difference in rates used to translate the current period amounts to U.S. dollars versus the translation rates used in the year-ago month.  The functional currency in Venezuela is the U.S. dollar under highly inflationary accounting rules.  Remeasurement gains and losses under these rules are recorded in U.S. dollars but these gains and losses are not recorded in local currency.  Local currency Revenue and Operating Profit used in the calculation of monthly currency change for Venezuela have been derived from the U.S. dollar results of the Venezuelan operations under U.S. GAAP (excluding remeasurement gains and losses) using current period currency exchange rates.

Segment Review
First Quarter 2011 versus First Quarter 2010

Consolidated Segment Review

GAAP
Revenue increased 24% to $913 million due primarily to our 2010 acquisition in Mexico.  Organic revenue growth of 7% was  mainly due to improvements in our International segment, which more than offset a small decline in North America.  Segment operating profit increased 49% ($17 million) reflecting improvement in Latin America and Europe, which more than offset a decline in North America.  Global Services, which operates in all regions, continued to benefit from an increase in the global movement of valuables, especially banknotes and precious metals.

Non-GAAP
Revenue improved by 24% to $913 million due primarily to our 2010 acquisition in Mexico.  Segment operating profit increased 31% ($12 million) due mainly to a $16 million profit increase in the International segment, driven mainly by $13 million of organic growth in Latin America and EMEA.  This was partially offset by a $4 million organic decline in North America.

International Segment Review

Overview
GAAP
Revenues in the first quarter of 2011 for our International segment were 32% higher than the same period of 2010 as:
•	revenues in EMEA were 3% higher ($8 million),
•	revenues in Latin America were 81% higher ($149 million), and
•	revenues in Asia Pacific were 29% higher ($8 million).

Operating profit in our International segment was $21 million higher due to improved profits in Latin America and EMEA.

Non-GAAP
The analysis of non-GAAP International segment revenues is the same as the analysis of GAAP International segment revenues.

Operating profit in our International segment was $16 million higher due to improved profits in Latin America and EMEA.

EMEA
EMEA revenues increased 3% ($8 million) during the 2011 quarter compared to the 2010 quarter.

The primary factors that increased revenues during the period included:
•	higher volume in France,
•	revenues from a special project in Germany,
•	growth in emerging markets, and
•	growth in Global Services.

Organic revenue growth of 5% ($15 million) was partially offset by revenue loss related to the exit of our former Belgium CIT business ($10 million).

EMEA operating profit increased by $9 million due primarily to lower restructuring and severance costs ($1 million in 2011 versus $7 million last year).

Latin America
GAAP
Revenue in Latin America increased 81% ($149 million) due to our acquisition in Mexico ($100 million), favorable currency impact ($18 million) and organic growth of 17%  ($31 million).  The organic growth was driven by inflation-based price increases across the region.

Latin America operating profit increased 43% due primarily to:
•	favorable currency impact ($8 million), including the 2010 remeasurement losses on Venezuela monetary assets ($5 million charge), and
•	8% organic growth, primarily in Venezuela, Colombia and Argentina;
partially offset by
•	a tax on equity in Colombia, and
•	labor agreement expenses.

Non-GAAP
The analysis of Latin America non-GAAP revenues is the same as the analysis of GAAP revenues.

Latin America operating profit increased 16% due primarily to:
•	favorable currency impact ($3 million), and
•	6% organic growth, primarily in Venezuela, Colombia and Argentina;
partially offset by
•	a tax on equity in Colombia, and
•	labor agreement expenses.

Asia Pacific
Revenue in Asia Pacific increased 29% ($8 million) due mainly to organic growth in Hong Kong and India.

Operating profit increased slightly as strong volume growth was offset by an acquisition-related accounting adjustment in 2010.

North America Segment

Revenues in North America increased 6% ($13 million) due to the Canada acquisition in 2010 ($12 million) and favorable currency impact ($3 million).  Revenue decreased 1% on an organic basis due to lower volumes and continued pricing pressure.

Operating profit declined $4 million or (35%) mainly due to:
•	lower CIT demand, and
•	continued pricing pressure.

Outlook for 2011
Our organic revenue growth rate for 2011 is expected to be in the mid-to-high single-digit percentage range.  After factoring in $400 million of acquisition-related 2011 revenue from Mexico at approximately break-even margin rates, our 2011 segment operating profit margin is expected to be at the high end of a range between 6.5% and 7.0%.  See page 26 for a summary of our 2011 Outlook.

Non-segment Income (Expense) (a)

GAAP	Three Months
	Ended March 31,		%
(In millions)	2011	2010	change

Corporate and former operations:
General and administrative	$(9.5)	(8.7)	9
Retirement costs (primarily former operations)	(6.2)	(4.9)	27
Subtotal	(15.7)	(13.6)	15

Other amounts not allocated to segments:
Royalty income:
Brand licensing fees from BHS	-	1.8	(100)
Other	0.3	0.4	(25)
Remeasurement of previously held ownership interest to fair value	0.4	-	NM
Gains on sale of property and other assets	-	0.3	(100)
Subtotal	0.7	2.5	(72)
Non-segment income (expense)	$(15.0)	(11.1)	35

(a)	Includes corporate, former operations and other amounts not allocated to segment results.

Non-segment expenses in the first quarter of 2011 were $4 million higher than 2010, mainly due to
•	lower royalty income ($2 million), and
•	increased retirement costs ($1 million).

Outlook for 2011
We believe that non-segment expenses will be approximately $63 million in 2011 compared to $63 million last year.  See page 26 for a summary of our 2011 Outlook.

Non-GAAP	Three Months
	Ended March 31,		%
(In millions)	2011	2010	change

Corporate and former operations:
General and administrative	$(9.5)	(8.7)	9
Retirement costs (primarily former operations)	(6.2)	(4.9)	27
Subtotal	(15.7)	(13.6)	15

Other amounts not allocated to segments:
Royalty income	0.3	0.4	(25)
Gains on sale of property and other assets	-	0.3	(100)
Subtotal	0.3	0.7	(57)
Non-segment income (expense)	$(15.4)	(12.9)	19

Non-segment expenses on a non-GAAP basis in the first quarter of 2011 were $3 million higher than 2010, mainly due to higher retirement costs.

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

From time to time, we use foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At March 31, 2011, the notional value of our outstanding foreign currency forward contracts was $64.6 million with average contract maturities of 1 month. These contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded in interest and other income (expense). We recognized losses of $1.2 million on our foreign currency forward contracts in the first quarter of 2011. At March 31, 2011, the fair value of these outstanding contracts was a liability of $0.4 million which was included in accrued liabilities on the consolidated balance sheet.

Venezuelan operations
Our Venezuelan operations constitute a material portion of our overall consolidated operations, and accounted for $55 million or 6% of total Brink’s revenues in the three months ended March 31, 2011.  Our operating margins in Venezuela have varied depending on the mix of business during any year and have been up to three times our overall International segment operating margin rate.

Venezuela currency exchange rates
Since 2003, the Venezuelan government has controlled the exchange of local currency into other currencies, including the U.S. dollar.
•
From 2003 to the present the government has maintained an official exchange rate.  The rate is available only for transactions that have been approved by the government’s currency control agency, known as CADIVI, or if the purpose of the conversion is to purchase goods or services that are on a list of approved items.  In January 2010, the official currency was devalued and split into two separate official rates, one for priority items such as food, and another rate for other imports and other purposes.  The ability to exchange funds at either of these rates requires CADIVI’s approval, unless the purpose of the conversion is to purchase goods or services that are on lists of approved items.  The rates were 2.6 and 4.3 bolivar fuertes to the dollar.

•
In addition to the official rate, a parallel market exchange rate was available until a June 2010 law disallowed the use of the parallel rate.  Prior to June 2010, the parallel rate could be used to convert local cash into U.S. dollars.  The average parallel bolivar fuerte to U.S. dollar rate was 6.4 in the first quarter of 2010.

•
The June 2010 law also introduced a new government-sanctioned process to convert local currency into U.S. dollars at a rate known as the SITME rate. The SITME exchange process requires each transaction be approved by the government’s central bank.  On a daily basis, the central bank publishes ranges of prices at which it may approve transactions to purchase U.S. dollar-denominated bonds, resulting in an exchange rate range of 4.3 to 5.3 bolivar fuertes to the U.S. dollar. To date, approved transactions have been at the upper end of the range.  Currency exchanges using the SITME rate may not exceed $350,000 per legal entity per month.

Translating our Venezuelan operations in our consolidated results
Effective January 1, 2010, we began accounting for Venezuelan subsidiaries as operating in a highly inflationary economy.  We remeasured our bolivar fuerte-denominated net monetary assets and translated our earnings and cash flows at the parallel rate in 2010 until it was disallowed and replaced by the SITME rate in June 2010.  To the extent our Venezuelan subsidiaries need to obtain U.S. dollars, we currently expect our Venezuelan subsidiaries’ U.S. dollar-denominated transactions to be settled at a SITME rate of 5.3 bolivar fuertes to the U.S. dollar.  We also used this rate to remeasure our local currency-denominated net monetary assets and translate our earnings and cash flows into U.S. dollars beginning in June 2010.  For the three months ended March 31, 2011, we did not recognize any remeasurement gains or losses as the SITME rate did not change.

Despite the limitations on the amount of local currency that may be converted to U.S. dollars under the current law, we believe that we will be able to obtain sufficient U.S. dollars to purchase imported supplies and fixed assets to operate our business in Venezuela.  We believe the law will limit the repatriation of cash invested in Venezuela for the foreseeable future.

At March 31, 2011, our Venezuelan subsidiaries held $3.0 million of cash and short-term investments denominated in U.S. dollars and $13.4 million of cash denominated in bolivar fuertes.  At March 31, 2011, our bolivar fuerte-denominated net monetary assets were $42.9 million and equity related to our Venezuelan subsidiaries attributable to Brink’s was $59.4 million.

Other Operating Income (Expense)

Other operating income (expense) includes segment and non-segment other operating income and expense.

	Three Months
	Ended March 31,		%
(In millions)	2011	2010	change

Currency exchange transaction gains (losses)	$1.0	(6.4)	NM
Share in earnings of equity affiliates	0.9	0.8	13
Impairment losses	-	(0.3)	(100)
Remeasurement of previously held ownership interest to fair value	0.4	-	NM
Gains (losses) on sale of property and other assets	(0.4)	0.8	NM
Royalty income	0.3	2.2	(86)
Other	0.8	1.4	(43)
Other operating income (expense)	$3.0	(1.5)	NM

Other operating income (expense) improved in the first quarter of 2011 primarily as a result of lower foreign currency transaction losses, as 2010 included a $5 million loss from the remeasurement of bolivar-fuerte denominated net monetary assets held in Venezuela.  Lower foreign currency transaction losses were partially offset by lower royalty income.

Nonoperating Income and Expense

Interest expense

	Three Months
	Ended March 31,		%
(In millions)	2011	2010	change

Interest expense	$5.8	2.5	unfav

Interest expense was higher in the first quarter of 2011 as a result of higher interest rates from the January 2011 issuance of $100 million in unsecured private placement notes and increased borrowings due to acquisitions.

Outlook for 2011
We expect our interest expense to be $20-24 million in 2011, up from $15 million in 2010 because of:
•	higher average debt outstanding due to:
•	acquisitions in Mexico and Canada late in 2010;
•	financing capital investments (including capital leases); and
•	2010 share repurchases;
•	higher average interest rates due to:
•	2010 refinancing of our unsecured $400 million revolving bank credit facility (the “Revolving Facility”) at a higher interest rate;
•	January 2011 issuance of $100 million in unsecured private placement notes at interest rates that are higher than recent average rates; and
•	expected increases in the Revolving Facility LIBOR index rates.

The higher interest rates and other costs of borrowings related to the January 2011 issuance of $100 million in unsecured private placement notes are further discussed in Liquidity and Capital Resources – Capitalization – Debt.

Interest and other income (expense)

	Three Months
	Ended March 31,		%
(In millions)	2011	2010	change

Interest income	$1.4	1.0	40
Gain on sale of available-for-sale securities	4.4	-	NM
Foreign currency hedge gains (losses)	(1.2)	0.1	NM
Other	(0.2)	0.3	NM
Interest and other income (expense)	$4.4	1.4	fav

Interest and other income (expense) was higher in the first quarter of 2011 primarily due to $4.4 million in gains on the sale of available-for-sale securities, partially offset by $1.2 million in foreign currency hedge losses.

Income Taxes

	Three Months
	Ended March 31,
	2011	2010

Continuing operations
Provision for income taxes (in millions)	$11.4	24.3
Effective tax rate	32.0%	107.0%

2011 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first quarter of 2011 was lower than the 35% U.S. statutory tax rate largely due to a $2.1 million benefit for recently enacted legislation in Greece and audit settlements, partially offset by higher taxes due to the geographical mix of earnings and the characterization of a French business tax as an income tax.

2010 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first quarter of 2010 was higher than the 35% U.S. statutory tax rate largely due to a $13.9 million reduction in deferred tax assets as a result of U.S. healthcare legislation enacted in the first quarter of 2010 and $1.7 million in higher taxes related to non-U.S. tax jurisdictions.   These non-U.S. taxes were higher than 35% primarily due to a $4.9 million nondeductible net monetary asset remeasurement charge in Venezuela, the geographical mix of earnings, and the characterization of a French business tax as an income tax based upon legislative changes effective January 1, 2010.

Outlook for 2011
The effective income tax rate for 2011 is expected to be between 36% and 39%.  Our effective tax rate may fluctuate materially from these estimates due to changes in forecasted permanent book-tax differences, the expected geographical mix of earnings, changes in current or deferred taxes due to legislative changes, changes in valuation allowances or accruals for contingencies and other factors.

Noncontrolling Interests

	Three Months
	Ended March 31,		%
(In millions)	2011	2010	change

Net income attributable to noncontrolling interests	$5.3	3.2	66%

The increase in net income attributable to noncontrolling interests in 2011 was primarily due to an increase in the earnings of our Venezuelan subsidiaries, as 2010 Venezuelan results included losses related to the remeasurement of net monetary assets.

Outlook for 2011.   We expect net income attributable to noncontrolling interests to be $20-24 million in 2011, up from $16 million reflecting expected increased earnings from non-wholly owned subsidiaries, including Venezuela.

Outlook

2011 Revenue:  Mid-to-high single-digit percentage organic growth over 2010

2011 Segment Margin:  High end of 6.5% to 7.0% (includes effect of 2010 acquisitions)

	GAAP		Non-GAAP
(In millions)	Full-Year	Full-Year 2011	Full-Year	Full-Year 2011
	2010	Estimate	2010	Estimate

Non-Segment Expense:
General and administrative	$39	40	$39	40
Retirement plans	23	25	23	25
Royalty income (a)	(7)	(2)	(2)	(2)
Acquisition loss (b)	9	-	-	-
Non-Segment Expense	$63	63	$59	63

Effective income tax rate	48%	36% – 39%	36%	36% – 39%

Interest Expense	$15	20 – 24	$15	20 – 24

Net income attributable to
noncontrolling interests	$16	20 – 24	$17	20 – 24

Property and equipment acquired during the year:
Capital expenditures (c)	$149	190 – 200	$149	190 – 200
Capital leases	34	30 – 40	34	30 – 40
Total	$183	220 – 240	$183	220 – 240

Depreciation and amortization	$137	160 – 170	$137	160 – 170

Amounts may not add due to rounding.

(a)	Non-GAAP reflects the elimination of royalties from former home security unit in 2010.
(b)
Amount is the net of $14 million remeasurement loss on our previously held noncontrolling interest in Servico Pan Americano de Proteccion, S.A. de C.V. (“SPP”) in Mexico and a $5 million bargain purchase gain related to the acquisition of a controlling interest in SPP.

(c)	The 2011 estimate includes $30 million related to the acquisition in Mexico.

For more information about our outlook, see:
•	page 20 for organic revenue growth,
•	page 20 for segment operating margin,
•	page 21 non-segment expenses,
•	page 25 for effective income tax rate,
•	page 24 for interest expense,
•	page 25 for net income attributable to noncontrolling interests, and
•	page 29 for depreciation and amortization.

Non-GAAP Results – Reconciled to Amounts Reported under GAAP

Non-GAAP results described in this filing are financial measures that are not required by, or presented in accordance with GAAP.

Purpose of Non-GAAP Information

The purpose of the non-GAAP information is to report our financial information
•	without certain income and expense items, and
•	to adjust the quarterly non-GAAP tax rates so that the non-GAAP tax rate in each of the quarters is equal to the full-year non-GAAP tax rate.

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

(In millions, except for per share amounts)	GAAP Basis	Gains on Available-for-Sale Investments (a)	Acquisition Gain (b)	Adjust Income Tax Rate (d)	Non-GAAP Basis
	First Quarter 2011
Operating profit:
International	$45.2	-	-	-	45.2
North America	6.8	-	-	-	6.8
Segment operating profit	52.0	-	-	-	52.0
Non-segment	(15.0)	-	(0.4)	-	(15.4)
Operating profit	$37.0	-	(0.4)	-	36.6

Amounts attributable to Brink’s:
Income from continuing operations	$18.9	(2.7)	(0.4)	(0.8)	14.9
Diluted EPS – continuing operations	0.39	(0.05)	(0.01)	(0.02)	0.31

	GAAP Basis	Re-measure Venezuelan Net Monetary Assets (e)	Royalty from BHS (f)	U.S. Healthcare Legislation Tax Charge(c)	Adjust Income Tax Rate (d)	Non-GAAP Basis
	First Quarter 2010
Operating profit:
International	$24.5	4.9	-	-	-	29.4
North America	10.4	-	-	-	-	10.4
Segment operating profit	34.9	4.9	-	-	-	39.8
Non-segment	(11.1)	-	(1.8)	-	-	(12.9)
Operating profit	$23.8	4.9	(1.8)	-	-	26.9

Amounts attributable to Brink’s:
Income from continuing operations	$(4.8)	3.0	(1.1)	13.7	0.6	11.4
Diluted EPS – continuing operations	(0.10)	0.06	(0.02)	0.28	0.01	0.23

Amounts may not add due to rounding
(a)	To eliminate gains on available-for-sale equity and debt securities.
(b)	To eliminate gain related to acquisition of controlling interest in a subsidiary that was previously accounted for as an equity method investment.
(c)	To eliminate $13.7 million of tax expense related to the reversal of a deferred tax asset as a result of U.S. healthcare legislation.
(d)
To adjust the effective income tax rate to be equal to the full-year non-GAAP effective income tax rate.  The mid-point of the range of the estimated non-GAAP effective tax rate is 37.5% for the full-year 2011.  The non-GAAP effective tax rate for 2010 was 36%.

(e)
To reverse remeasurement gains and losses in Venezuela.  For accounting purposes, Venezuela is considered a highly inflationary economy.  Under GAAP, subsidiaries that operate in Venezuela record gains and losses in earnings for the remeasurement of bolivar fuerte-denominated net monetary assets.

(f)	To eliminate royalty income from former home security business.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows before financing activities improved by $3.9 million in the first three months of 2011 as compared to the first three months of 2010.  The increase was primarily due to higher proceeds from the sale of available-for-sale securities and less cash used for acquisitions, partially offset by lower cash flows from continuing operations and higher capital expenditures.

Summary of Cash Flow Information

	Three Months
	Ended March 31,		$
(In millions)	2011	2010	change

Cash flows from operating activities
Continuing operations:
Before change in customer obligations and income tax payments	$22.2	21.3	0.9
Payment of income taxes	(19.4)	(16.1)	(3.3)
Decrease in certain customer obligations	(9.7)	-	(9.7)
Subtotal	(6.9)	5.2	(12.1)
Discontinued operations	1.2	-	1.2
Operating activities	(5.7)	5.2	(10.9)

Cash flows from investing activities:
Capital expenditures	(29.4)	(26.9)	(2.5)
Proceeds from the sale of available-for-sale securities	11.8	0.3	11.5
Acquisitions	(1.2)	(6.5)	5.3
Other	(0.1)	(0.6)	0.5
Investing activities	(18.9)	(33.7)	14.8

Cash flows before financing activities	$(24.6)	(28.5)	3.9

Operating Activities

Operating cash flows decreased by $10.9 million in the first three months of 2011 compared to the same period in 2010.  The decrease was primarily due to a $9.7 million decline in cash held for customers in certain cash logistics operations.  Title to this cash transfers to us for a short period of time but is generally credited to the customers’ accounts the following day.

Investing Activities

Cash flows from investing activities improved by $14.8 million in the first three months of 2011 versus the first three months of 2010 primarily due to $11.8 million in proceeds from the sale of available-for-sale securities and a $5.3 million reduction in cash used for business acquisitions.

Capital expenditures and depreciation and amortization were as follows:

	Three Months
	Ended March 31,		$
(In millions)	2011	2010	change

Capital expenditures:
International	$22.2	17.1	5.1
North America	7.2	9.8	(2.6)
Capital expenditures	$29.4	26.9	2.5

Depreciation and amortization:
International	$25.5	22.0	3.5
North America	13.3	10.3	3.0
Depreciation and amortization	$38.8	32.3	6.5

Capital expenditures in the first quarter of 2011 were primarily for new cash processing and security equipment, armored vehicles and information technology.  Capital expenditures in the first quarter of 2011 increased when compared to the same period of 2010 due to an increase in our International segment, which was partially offset by a decrease in our North America segment.  The increase in our International segment is largely due to capital expenditures in Mexico.  The decrease in our North America segment was mainly due to lower expenditures for CompuSafe® units, as we leased rather than bought these units in 2011.

Capital expenditures for the full-year 2010 totaled $149 million.  Capital expenditures for the full-year 2011 are currently expected to be approximately $190-200 million.

Depreciation and amortization for the full-year 2011 is currently expected to range from $160-170 million.

Financing Activities

Summary of financing activities

	Three Months
	Ended March 31,
(In millions)	2011	2010

Cash provided (used) by financing activities
Borrowings and repayments:
Short-term debt	$2.8	2.1
Long-term revolving credit facilities	(100.2)	28.3
Other long-term debt	94.2	(6.3)
Dividends attributable to:
Shareholders of Brink’s	(4.7)	(4.8)
Noncontrolling interests in subsidiaries	(1.0)	(0.6)
Other	1.7	1.2
Cash flows from financing activities	$(7.2)	19.9

In the first quarter of 2011, we issued $100 million in unsecured notes through a private placement transaction.  The proceeds were used to pay down outstanding debt from the Revolving Facility.

Our operating liquidity needs are typically financed by cash from operations, short-term debt and the Revolving Facility, described below.

We paid dividends of $0.10 per share in the first quarter of 2011.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the board of directors.

Capitalization

We use a combination of debt, leases and equity to capitalize our operations.

Reconciliation of Net Debt to GAAP measures

	March 31,	December 31,
(In millions)	2011	2010

Debt
Short-term	$39.9	36.5
Long-term	362.8	352.7
Total Debt	402.7	389.2

Cash and cash equivalents	155.3	183.0
Less amounts held by cash logistics operations (a)	(28.8)	(38.5)
Amount available for general corporate purposes	126.5	144.5
Net Debt	$276.2	244.7
(a)
 Title to cash received and processed in certain of our secure cash logistics operations transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources and in our computation of Net Debt.

Net Debt is a supplemental non-GAAP financial measure that is not required by, or presented in accordance with GAAP.  We use Net Debt as a measure of our financial leverage.  We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage. Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our consolidated balance sheets.  Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP, as of March 31, 2011, and December 31, 2010.  At March 31, 2011, Net Debt was $293 million excluding cash and debt in Venezuelan operations.

Debt
We have an unsecured $400 million revolving bank credit facility (the “Revolving Facility”) with a syndicate of banks.  The Revolving Facility’s interest rate is based on LIBOR plus a margin, alternate base rate plus a margin, or competitive bid.  The Revolving Facility allows us to borrow or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over a four-year term ending in July 2014.  As of March 31, 2011, $283.8 million was available under the Revolving Facility.  Amounts outstanding under the Revolving Facility as of March 31, 2011, were denominated primarily in U.S. dollars and to a lesser extent in Canadian dollars.

The margin on LIBOR borrowings under the Revolving Facility, which can range from 1.225% to 2.325% depending on our credit rating, was 1.75% at March 31, 2011.  The margin on alternate base rate borrowings under the Revolving Facility can range from 0.225% to 1.325%.  We also pay an annual facility fee on the Revolving Facility based on our credit rating.  The facility fee, which can range from 0.15% to 0.55%, was 0.375% at March 31, 2011.

We have two unsecured multi-currency revolving bank credit facilities with a total of $60 million in available credit, of which approximately $18.8 million was available at March 31, 2011.  A $40 million facility expires in December 2011 and a $20 million facility expires in December 2012. Interest on these facilities is based on LIBOR plus a margin.  The margin ranges from 0.14% to 2.50%.  We also have the ability to borrow from other banks, at the banks’ discretion, under short-term uncommitted agreements.  Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

We have two unsecured letter of credit facilities totaling $189 million, of which approximately $84.9 million was available at March 31, 2011.  A $135 million facility expires in July 2011 and a $54 million facility expires in December 2014.  The Revolving Facility and the multi-currency revolving credit facilities are also used for issuance of letters of credit and bank guarantees.

We also have an unsecured bilateral committed credit facility with a total of $20 million in available credit that expires in March 2012.  Interest on this facility is based on LIBOR plus a margin, which ranges from 1.75% to 2.25%.  As of March 31, 2011, the entire amount of available credit was utilized.

We expect to refinance facilities maturing in 2011.

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

The Revolving Facility, the two unsecured multi-currency revolving bank credit facilities, the two letter of credit facilities, the bilateral committed credit facility and the Notes contain subsidiary guarantees and various financial and other covenants.  The financial covenants, among other things, limit our total indebtedness, limit priority debt, limit asset sales, limit the use of proceeds from asset sales and provide for minimum coverage of interest costs.  The credit agreements do not provide for the acceleration of payments should our credit rating be reduced.  If we were not to comply with the terms of our various loan agreements, the repayment terms could be accelerated and the commitments could be withdrawn.  An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  We were in compliance with all financial covenants at March 31, 2011.

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

Equity
At March 31, 2011, we had 100 million shares of common stock authorized and  46.6 million shares issued and outstanding.

U.S. Retirement Liabilities

Underfunded (Overfunded) Status of U.S. Retirement Plans
	Actual	Actual	Projected
(In millions)	2010	1Q2011	2-4Q2011	2012	2013	2014	2015

U.S. pension plans
Beginning underfunded balance	$152.3	191.7	186.7	177.0	123.1	65.4	7.8
Net periodic pension credit (a)	(20.3)	(4.8)	(14.1)	(17.9)	(19.2)	(25.6)	(30.8)
Payment from Brink’s	-	-	-	(35.8)	(33.9)	(30.1)	(26.7)
Benefit plan experience (gain) loss	60.5	-	5.6	1.8	(1.9)	(0.3)	(0.1)
Other	(0.8)	(0.2)	(1.2)	(2.0)	(2.7)	(1.6)	(1.5)
Ending underfunded balance	$191.7	186.7	177.0	123.1	65.4	7.8	(51.3)

UMWA plans
Beginning underfunded balance	$157.5	164.1	163.4	162.4	161.3	160.6	160.3
Net periodic postretirement cost (a)	1.8	(0.3)	(1.0)	(1.1)	(0.7)	(0.3)	0.2
Benefit plan experience loss	4.5	-	-	-	-	-	-
Other	0.3	(0.4)	-	-	-	-	-
Ending underfunded balance	$164.1	163.4	162.4	161.3	160.6	160.3	160.5

Black lung and other plans
Beginning underfunded balance	$47.1	62.2	61.1	57.2	52.5	47.9	43.5
Net periodic postretirement cost (a)	2.9	0.7	2.1	2.7	2.5	2.3	2.2
Payment from Brink’s	(5.9)	(1.8)	(6.0)	(7.4)	(7.1)	(6.7)	(6.4)
Benefit plan experience gain	(1.3)	-	-	-	-	-	-
Health care reform remeasurement	19.3	-	-	-	-	-	-
Other	0.1	-	-	-	-	-	-
Ending unfunded balance	$62.2	61.1	57.2	52.5	47.9	43.5	39.3
(a)	Excludes amounts reclassified from accumulated other comprehensive income.

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

UMWA Plans
Retirement benefits related to former coal operations include medical benefits provided by the Pittston Coal Group Companies Employee Benefit Plan for UMWA Represented Employees.   On January 1, 2010, there were approximately 4,600 beneficiaries in the UMWA plans.  We do not expect to make additional contributions to these plans until 2029.

Black Lung
Under the Federal Black Lung Benefits Act of 1972, Brink’s is responsible for paying lifetime black lung benefits to miners and their dependents for claims filed and approved after June 30, 1973.  On December 31, 2010, there were approximately 800 black lung beneficiaries.

Other
We also have a plan that provides retirement health care benefits to certain eligible salaried employees.  Benefits under this plan are not indexed for inflation.

Risks Associated with U.S. Retirement Obligations include:
•	changing discount rates and other assumptions in effect at measurement dates (normally December 31),
•	investment returns of plan assets,
•	addition of new participants (historically immaterial due to freezing of pension benefits and exit from coal business),
•	mortality rates, and
•	change in laws.

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

	Actual	Actual	Projected
(in millions)	2010	1Q2011	2-4Q2011	FY2011	2012	2013	2014	2015

U.S. pension plans	$(0.8)	2.2	6.9	9.1	12.5	12.5	0.6	(8.2)
UMWA plans	17.8	3.4	10.0	13.4	13.1	12.9	12.8	12.7
Black lung and other plans	4.7	1.3	4.1	5.4	5.4	5.3	5.2	5.2
Total	$21.7	6.9	21.0	27.9	31.0	30.7	18.6	9.7

Amounts allocated to:
North America Segment	$(1.0)	0.7	2.3	3.0	4.3	4.4	(0.2)	(3.6)
Non-segment	22.7	6.2	18.7	24.9	26.7	26.3	18.8	13.3

Total	$21.7	6.9	21.0	27.9	31.0	30.7	18.6	9.7

Summary of Total Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants

This table summarizes actual and projected payments
•	from Brink’s to U.S. retirement plans, and
•	from the plans to participants.

	Actual	Actual	Projected
(in millions)	2010	1Q2011	2-4Q2011	FY2011	2012	2013	2014	2015

Payments from Brink’s to U.S. Plans
U.S. pension plans	$-	-	-	-	35.8	33.9	30.1	26.7
Black lung and other plans	5.9	1.8	6.0	7.8	7.4	7.1	6.7	6.4
Total	$5.9	1.8	6.0	7.8	43.2	41.0	36.8	33.1

Payments from U.S. Plans to participants
U.S. pension plans	$38.0	9.8	31.3	41.1	43.1	45.2	45.7	47.1
UMWA plans	38.1	9.3	27.2	36.5	36.9	37.3	36.9	36.8
Black lung and other plans	5.9	1.8	6.0	7.8	7.4	7.1	6.7	6.4
Total	$82.0	20.9	64.5	85.4	87.4	89.6	89.3	90.3

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of the most recent measurement date.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

Commitments and Contingent Matters

Operating leases
We have made residual value guarantees of approximately $37.6 million at March 31, 2011, related to operating leases, principally for trucks and other vehicles.

Bankruptcy of Brink’s Belgium
Background.  Our former cash-in-transit subsidiary in Belgium (Brink’s Belgium) filed for bankruptcy in November 2010 after a restructuring plan was rejected by local union employees and was placed into bankruptcy on February 2, 2011.  We continue to operate our Global Services unit in Belgium, which provides secure transport of diamonds, jewelry, precious metals, banknotes and other commodities.

Deconsolidation. Brink’s Belgium continued to provide cash-in-transit services for customers after the bankruptcy filing for approximately three months under the management of court-appointed provisional administrators.  We no longer control or provide funding for the subsidiary. In accordance with FASB ASC Topic 810, Consolidation, we deconsolidated the subsidiary in November 2010 when the provisional administrators assumed control of the subsidiary.  We estimated that the fair value of our investment at the date of deconsolidation was zero.  Our carrying value of the investment and advances to the subsidiary at the date of the deconsolidation was $11.7 million, which we wrote off as a result of the deconsolidation, resulting in a pretax loss.

Legal dispute.  In December 2010, the court-appointed provisional administrators of Brink’s Belgium filed a claim for €20 million against a subsidiary of Brink’s.  We do not believe that this claim has merit, and we are pursuing a vigorous defense to contest this action.  We believe that it is reasonably possible that we will incur a loss of up to €20 million (equivalent to $28.3 million at March 31, 2011) if we lose in the court proceeding, but it is also reasonably possible that we will prevail in the court resulting in no loss.  We do not believe that any loss within this range is probable and have not accrued for this matter.  The ultimate resolution of this matter is unknown and the estimated liability may change in the future.   We do not believe that the ultimate disposition of this matter will have a material adverse effect on our liquidity, financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We serve customers in more than 100 countries, including approximately 50 countries where we operate subsidiaries.  These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates.  In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program.  Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the three months ended March 31, 2011.

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

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information

This document contains both historical and forward-looking information.  Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, statements regarding future U.S. dollar transactions in Venezuela, the ability to obtain U.S. dollars in Venezuela and future Venezuela cash repatriations, the outcome of pending litigation, including litigation in Belgium, and the anticipated financial effect of the disposition of these matters, organic revenue growth and segment operating profit margin in 2011, projected revenues and profitability in Mexico, non-segment income and expenses, the anticipated annual effective tax rate for 2011 and our tax position and underlying assumptions, anticipated net income attributable to noncontrolling interests, interest expense, increases in LIBOR index rates applicable to our Revolving Facility, capital expenditures, capital leases and depreciation and amortization for 2011, the expected refinancing of maturing credit facilities, future payment of bonds issued by the Peninsula Ports Authority of Virginia, the ability to meet our liquidity needs, projected retirement plan contributions, costs and expenses, and projected black lung liability and U.S. retirement liabilities.  Forward-looking information in this document is subject to known and unknown risks, uncertainties and contingencies, which could cause actual results, performance or achievements to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond our control, include, but are not limited to the timing of the recovery from the global economic slowdown and its impact on our business opportunities, the recent market volatility and its impact on the demand for our services, our ability to improve volumes at favorable pricing levels and increase cost efficiencies in North America, the implementation of high-value solutions, investments in technology and value-added services and their impact on revenue and profit growth, the ability to identify and execute further cost and operational improvements and efficiencies in our core businesses, our ability to integrate successfully recently acquired companies, including acquisitions in Mexico and Canada, and improve their operating profit margins, the willingness of our customers to absorb fuel surcharges and other future price increases, the actions of competitors, our ability to identify acquisitions and other strategic opportunities in emerging markets, regulatory and labor issues in many of our global operations and security threats worldwide, the impact of turnaround actions responding to current conditions in Europe and our productivity and cost control efforts in that region, the stability of the Venezuelan economy and changes in Venezuelan policy regarding exchange rates, fluctuations in value of the Venezuelan bolivar fuerte, variations in costs or expenses and performance delays of any public or private sector supplier, service provider or customer, our ability to obtain appropriate insurance coverage, positions taken by insurers with respect to claims made and the financial condition of insurers, safety and security performance, our loss experience, changes in insurance costs, the outcome of pending and future claims and litigation, including claims in Belgium relating to our former CIT business in that country, risks customarily associated with operating in foreign countries including changing labor and economic conditions, currency devaluations, safety and security issues, political instability, restrictions on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive government actions, costs associated with the purchase and implementation of cash processing and security equipment, employee and environmental liabilities in connection with our former coal operations, black lung claims incidence, the impact of the Patient Protection and Affordable Care Act on black lung liability and operations, changes to estimated liabilities and assets in actuarial assumptions due to payments made, investment returns and annual actuarial revaluations, the funding requirements, accounting treatment, investment performance and costs and expenses of our pension plans, the VEBA and other employee benefits, mandatory or voluntary pension plan contributions, the nature of our hedging relationships, the strength of the U.S. dollar relative to foreign currencies and foreign currency exchange rates, changes in estimates and assumptions underlying our critical accounting policies, access to the capital and credit markets, seasonality, pricing and other competitive industry factors.  Additional factors that could cause our results to differ materially from those described in the forward-looking statements can be found under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2010 and in our other public filings with the Securities and Exchange Commission.  The information included in this document is representative only as of the date of this document, and The Brink’s Company undertakes no obligation to update any information contained in this document.

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

101
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2011, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Consolidated Balance Sheets at March 31, 2011, and December 31, 2010, (ii)  the Consolidated Statements of Income for the three months ended March 31, 2011 and 2010, (iii) the Consolidated Statement of Shareholders' Equity for the three months ended March 31, 2011, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

April 29, 2011	By: /s/ Joseph W. Dziedzic
Joseph W. Dziedzic
(Vice President and
Chief Financial Officer)
(principal financial officer)