Form 10-Q
period 2011-06-30
BRINKS CO
filed 2011-07-29
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes  ☐  No  ☒

As of July 25, 2011, 46,788,675 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements

THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In millions)	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$155.9	183.0
Accounts receivable, net	592.0	525.1
Prepaid expenses and other	154.1	121.0
Deferred income taxes	53.5	48.3
Total current assets	955.5	877.4

Property and equipment, net	755.7	698.9
Goodwill	258.5	244.3
Other intangibles	77.9	83.2
Deferred income taxes	281.8	276.0
Other	87.0	90.7

Total assets	$2,416.4	2,270.5

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$41.8	36.5
Current maturities of long-term debt	25.7	29.0
Accounts payable	153.6	141.5
Accrued liabilities	511.2	469.0
Total current liabilities	732.3	676.0

Long-term debt	330.8	323.7
Accrued pension costs	263.5	266.8
Retirement benefits other than pensions	218.7	218.6
Deferred income taxes	36.7	30.6
Other	172.1	171.7
Total liabilities	1,754.1	1,687.4

Commitments and contingent liabilities (notes 4, 5 and 11)

Equity:
The Brink’s Company (“Brink’s”) shareholders’ equity:
Common stock	46.7	46.4
Capital in excess of par value	553.4	542.6
Retained earnings	552.5	537.5
Accumulated other comprehensive loss	(558.0)	(610.3)
Total Brink’s shareholders’ equity	594.6	516.2

Noncontrolling interests	67.7	66.9

Total equity	662.3	583.1

Total liabilities and equity	$2,416.4	2,270.5

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Income
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions, except per share amounts)	2011	2010	2011	2010

Revenues	$979.3	729.4	1,892.6	1,464.8

Costs and expenses:
Cost of revenues	808.6	603.6	1,566.2	1,213.7
Selling, general and administrative expenses	142.0	102.6	263.7	202.6
Total costs and expenses	950.6	706.2	1,829.9	1,416.3
Other operating income (expense)	(8.3)	8.3	(5.3)	6.8

Operating profit	20.4	31.5	57.4	55.3

Interest expense	(5.9)	(2.3)	(11.7)	(4.8)
Interest and other income (expense)	1.1	0.7	5.5	2.1
Income from continuing operations before tax	15.6	29.9	51.2	52.6
Provision for income taxes	5.6	6.3	17.0	30.6

Income (loss) from continuing operations	10.0	23.6	34.2	22.0

Income (loss) from discontinued operations, net of tax	2.6	0.8	3.7	(2.6)

Net income	12.6	24.4	37.9	19.4
Less net income attributable to noncontrolling interests	(4.7)	(2.9)	(10.0)	(6.1)

Net income attributable to Brink’s	$7.9	21.5	27.9	13.3

Income (loss) attributable to Brink’s:
Continuing operations	$5.3	20.7	24.2	15.9
Discontinued operations	2.6	0.8	3.7	(2.6)

Net income attributable to Brink’s	$7.9	21.5	27.9	13.3

Earnings (loss) per share attributable to Brink’s common shareholders:
Basic:
Continuing operations	$0.11	0.42	0.51	0.33
Discontinued operations	0.05	0.02	0.08	(0.05)
Net income	0.17	0.44	0.58	0.27

Diluted:
Continuing operations	$0.11	0.42	0.50	0.32
Discontinued operations	0.05	0.02	0.08	(0.05)
Net income	0.16	0.44	0.58	0.27

Weighted-average shares
Basic	47.8	48.8	47.7	48.8
Diluted	48.1	49.1	48.0	49.1

Cash dividends paid per common share	$0.10	0.10	0.20	0.20

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statement of Shareholders’ Equity

Six Months ended June 30, 2011
(Unaudited)

	Attributable to Brink’s
			Capital		Accumulated	Attributable
			in Excess		Other	to
		Common	of Par	Retained	Comprehensive	Noncontrolling
(In millions)	Shares	Stock	Value	Earnings	Loss	Interests	Total

Balance as of December 31, 2010	46.4	$46.4	542.6	537.5	(610.3)	66.9	583.1

Net income	-	-	-	27.9	-	10.0	37.9
Other comprehensive income (loss)	-	-	-	-	52.3	0.8	53.1
Dividends:
Brink’s common shareholders
($0.20 per share)	-	-	-	(9.3)	-	-	(9.3)
Noncontrolling interests	-	-	-	-	-	(11.4)	(11.4)
Share-based compensation:
Stock options and awards:
Compensation expense	-	-	1.4	-	-	-	1.4
Consideration from exercise
of stock options	0.5	0.5	9.7	-	-	-	10.2
Excess tax benefit of
stock compensation	-	-	1.0	-	-	-	1.0
Other share-based benefit programs	(0.2)	(0.2)	(1.3)	(3.6)	-	-	(5.1)
Acquisitions of new subsidiaries	-	-	-	-	-	0.9	0.9
Capital contributions	-	-	-	-	-	0.5	0.5

Balance as of June 30, 2011	46.7	$46.7	553.4	552.5	(558.0)	67.7	662.3

See accompanying notes to consolidated financial statements

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months
	Ended June 30,
(In millions)	2011	2010

Cash flows from operating activities:
Net income	$37.9	19.4
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(3.7)	2.6
Depreciation and amortization	80.0	65.2
Stock compensation expense	1.4	1.9
Deferred income taxes	(11.2)	13.8
Gains and losses:
Sales of available-for-sale securities	(4.4)	-
Sales of property and other assets	(0.5)	(0.7)
Acquisitions of controlling interest of equity-method or cost-method investments	(0.4)	-
Retirement benefit funding (more) less than expense:
Pension	4.5	(3.4)
Other than pension	5.7	7.9
Other operating	5.3	8.0
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(55.4)	(19.8)
Accounts payable, income taxes payable and accrued liabilities	27.7	(3.8)
Prepaid and other current assets	(20.0)	(30.4)
Other	1.2	(0.7)
Discontinued operations	1.2	(11.5)
Net cash provided by operating activities	69.3	48.5

Cash flows from investing activities:
Capital expenditures	(71.6)	(61.2)
Acquisitions	(1.4)	(13.6)
Available-for-sale securities:
Sales	12.2	0.7
Cash proceeds from sale of property, equipment and investments	1.2	1.1
Cash settlements of foreign currency derivatives	(1.5)	-
Other	-	(3.8)
Net cash used by investing activities	(61.1)	(76.8)

Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term debt	6.5	4.1
Long-term revolving credit facilities	(116.3)	44.6
Other long-term debt:
Borrowings	100.0	10.6
Repayments	(14.6)	(8.7)
Cash proceeds from sale-leaseback transactions	-	1.2
Debt financing costs	(0.6)	-
Dividends to:
Shareholders of Brink’s	(9.3)	(9.6)
Noncontrolling interests in subsidiaries	(11.4)	(9.4)
Proceeds from exercise of stock options	4.5	1.0
Excess tax benefits associated with stock compensation	0.9	0.4
Minimum tax withholdings associated with stock compensation	(1.6)	(1.3)
Net cash provided (used) by financing activities	(41.9)	32.9
Effect of exchange rate changes on cash	6.6	(4.3)
Cash and cash equivalents:
Increase (decrease)	(27.1)	0.3
Balance at beginning of period	183.0	143.0
Balance at end of period	$155.9	143.3

See accompanying notes to consolidated financial statements

THE BRINK’S COMPANY
and subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of presentation

The Brink’s Company (along with its subsidiaries, “Brink’s” or “we”) has two reportable segments:

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

Accounting Corrections
During the second quarter of 2011, adjustments were made to correct amounts previously reported for the first quarter of 2011 and prior annual periods.  The adjustments decreased income from continuing operations in the current period by $3.3 million, after tax.  We have concluded these adjustments, individually or in the aggregate, are not material to the current or any previous annual period.

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

Venezuela
Our Venezuelan operations accounted for $114 million or 6% of total Brink’s revenues in the six months ended June 30, 2011.  Our operating margins in Venezuela have varied depending on the mix of business during any year and have been up to three times our overall international segment operating margin rate.

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

At December 31, 2009, the blended three-year cumulative inflation rate was approximately 100.5%. As a result, beginning January 1, 2010, we designated Venezuela’s economy as highly inflationary for accounting purposes, and we consolidated our Venezuelan results using our accounting policy for subsidiaries operating in highly inflationary economies. We remeasured bolivar fuerte-denominated net monetary assets at each balance sheet date using the parallel rate until June 9, 2010, when the Venezuelan government replaced the parallel rate with a new exchange process that requires each transaction be approved by the government’s central bank (the “SITME” rate).  On a daily basis, the central bank publishes ranges of prices at which it may approve transactions to purchase dollar-denominated bonds, resulting in an exchange rate range of 4.3 to 5.3 bolivar fuertes to the U.S. dollar. To date, approved transactions have been at the upper end of the range.  To the extent we need to obtain U.S. dollars, we currently expect our U.S. dollar-denominated transactions to be settled at a rate of 5.3 bolivar fuertes to the U.S. dollar.  We have used this rate to remeasure our bolivar fuerte-denominated monetary assets and liabilities into U.S. dollars at June 30, 2011, resulting in bolivar fuerte-denominated net monetary assets at June 30, 2011, of $39.6 million.  For the six months ended June 30, 2011, we did not recognize any remeasurement gains or losses as the SITME rate did not change.

Under the SITME process, approved transactions may not exceed $350,000 per legal entity per month.  We believe that we will be able to obtain sufficient U.S. dollars to purchase imported supplies and fixed assets to operate our business in Venezuela.  We believe the repatriation of cash invested in Venezuela will be limited under the SITME process in the future.  If we are successful at repatriating cash through other legal channels, the rate may not be as favorable as the SITME rate.  At June 30, 2011, our Venezuelan subsidiaries held $3.1 million of cash and short-term investments denominated in U.S. dollars and $10.2 million of cash denominated in bolivar fuertes.  On an equity-method basis, we had investments in our Venezuelan operations of $63.1 million at June 30, 2011.

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

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements.  ASU 2010-06 both expands and clarifies the disclosure requirements related to fair value measurements. Entities are required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 of the fair value valuation hierarchy and describe the reasons for the transfers. Additionally, entities are required to disclose information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The new guidance also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques.  We adopted the new disclosures effective January 1, 2010, except for the Level 3 rollforward disclosures. We adopted the Level 3 rollforward disclosures effective January 1, 2011.  The adoption of the ASU did not have a material effect on our disclosures as we did not have any significant transfers in and out of Level 1 and Level 2 of the fair value valuation hierarchy during the first half of 2010 or 2011.

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

Standards Not Yet Adopted
In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which will be effective for us on January 1, 2012.  ASU 2011-04 changes how fair value guidance is applied in certain circumstances and expands the disclosure requirements around fair value measurements.  For entities with fair value measurements classified as Level 3, required disclosures include a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation processes in place, a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs, and quantitative disclosures about unobservable inputs used in fair value measurements other than those valuations that use net asset value as a practical expedient.  We are currently evaluating the potential effect of the amended guidance on our financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which will be effective for us on January 1, 2012.  Under ASU 2011-05, an entity has the option to present the components of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, entities must display adjustments for items that are reclassified from other comprehensive income (“OCI”) to net income in both net income and OCI. The ASU does not change the items that must be reported in OCI.  We are currently evaluating the potential effect of the amended guidance on our financial statements.

Note 2 – Segment information

We identify our operating segments based on how resources are allocated and operating decisions are made.  Management evaluates performance and allocates resources based on operating profit or loss, excluding non-segment expenses.  We have four geographic operating segments, and under the aggregation criteria set forth in FASB ASC 280, Segment Reporting, we have two reportable segments: International and North America.

The primary services of the reportable segments include:
•	Cash-in-transit (“CIT”) – armored vehicle transportation
•	Automated teller machine (“ATM”) – replenishment and servicing
•	Global Services – transportation of valuables globally
•	Cash Logistics – supply chain management of cash
•	Payment Services – consumers pay utility and other bills at payment locations
•	Guarding Services – including airport security

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2011	2010	2011	2010

Revenues:
International	$732.5	499.6	1,406.8	1,008.6
North America	246.8	229.8	485.8	456.2
Revenues	$979.3	729.4	1,892.6	1,464.8

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2011	2010	2011	2010

Operating profit:
International	$26.2	33.8	71.4	58.3
North America	10.4	10.3	17.2	20.7
Segment operating profit	36.6	44.1	88.6	79.0
Non-segment	(16.2)	(12.6)	(31.2)	(23.7)
Operating profit	$20.4	31.5	57.4	55.3

Note 3 – Shares used to calculate earnings per share

Shares used to calculate earnings per share were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2011	2010	2011	2010

Weighted-average shares:
Basic (a)	47.8	48.8	47.7	48.8
Effect of dilutive stock options and awards	0.3	0.3	0.3	0.3
Diluted	48.1	49.1	48.0	49.1

Antidilutive stock options and awards excluded from denominator	1.5	2.6	2.2	2.6

(a)
We have deferred compensation plans for directors and certain of our employees.  Amounts owed to participants are denominated in common stock units.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average units credited to employees and directors under the deferred compensation plans.  Accordingly, included in basic shares are weighted-average units of 1.1 million in both the three months and six months ended June 30, 2011, and 0.9 million in both the three months and six months ended June 30, 2010.

Note 4 – Retirement benefits

Pension plans
We have various defined-benefit pension plans covering eligible current and former employees.  Benefits under most plans are based on salary and years of service.

The components of net periodic pension cost (credit) for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2011	2010	2011	2010	2011	2010

Three months ended June 30,

Service cost	$-	-	2.5	1.5	2.5	1.5
Interest cost on projected benefit obligation	11.6	11.6	4.3	3.2	15.9	14.8
Return on assets – expected	(16.2)	(16.7)	(3.0)	(2.6)	(19.2)	(19.3)
Amortization of losses	7.0	4.9	1.1	0.8	8.1	5.7
Settlement loss	-	-	1.0	-	1.0	-
Net periodic pension cost (credit)	$2.4	(0.2)	5.9	2.9	8.3	2.7

Six Months ended June 30,

Service cost	$-	-	5.3	3.1	5.3	3.1
Interest cost on projected benefit obligation	23.1	23.3	8.6	6.6	31.7	29.9
Return on assets – expected	(32.5)	(33.4)	(6.1)	(5.3)	(38.6)	(38.7)
Amortization of losses	14.0	9.7	2.3	1.7	16.3	11.4
Settlement loss	-	-	1.0	-	1.0	-
Net periodic pension cost (credit)	$4.6	(0.4)	11.1	6.1	15.7	5.7

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

The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

	UMWA plans		Black lung and other plans		Total
(In millions)	2011	2010	2011	2010	2011	2010

Three months ended June 30,

Interest cost on accumulated postretirement
benefit obligations	$5.9	6.8	0.7	0.8	6.6	7.6
Return on assets – expected	(6.4)	(6.3)	-	-	(6.4)	(6.3)
Amortization of losses (gains)	3.8	4.1	0.6	0.6	4.4	4.7
Net periodic pension cost (credit)	$3.3	4.6	1.3	1.4	4.6	6.0

Six Months ended June 30,

Interest cost on accumulated postretirement
benefit obligations	$12.0	13.4	1.4	1.4	13.4	14.8
Return on assets – expected	(12.8)	(12.7)	-	-	(12.8)	(12.7)
Amortization of losses (gains)	7.5	8.0	1.2	0.7	8.7	8.7
Net periodic pension cost (credit)	$6.7	8.7	2.6	2.1	9.3	10.8

Note 5 – Income taxes

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Continuing operations
Provision for income taxes (in millions)	$5.6	6.3	17.0	30.6
Effective tax rate	35.9%	21.1%	33.2%	58.2%

2011 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first six months of 2011 was lower than the 35% U.S. statutory tax rate largely due to a $2.8 million benefit for recently enacted legislation in various jurisdictions and tax claims and audit settlements, partially offset by higher taxes due to the geographical mix of earnings and the characterization of a French business tax as an income tax.

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

Note 6 – Share-based compensation plans

On July 7, 2011, our compensation and benefits committee granted options to purchase 289,550 shares of common stock and 129,470 restricted stock units under the 2005 Equity Incentive Plan. The options have an exercise price of $31.47 per share.

On July 8, 2011, our board of directors granted 15,792 deferred stock units under the Non-Employee Directors’ Equity Plan.

Note 7 – Supplemental cash flow information

	Six Months
	Ended June 30,
(In millions)	2011	2010

Cash paid for:
Interest	$9.8	4.5
Income taxes	39.6	34.8

We acquired $29.7 million of armored vehicles and CompuSafe® equipment under capital lease arrangements in the first half of 2011, as compared to $14.0 million of armored vehicles in the first half of 2010.

Note 8 – Comprehensive income (loss)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2011	2010	2011	2010

Amounts attributable to Brink’s:
Net income	$7.9	21.5	27.9	13.3
Benefit plan adjustments	7.1	6.7	15.0	0.8
Benefit plan settlements	(0.7)	-	(0.7)	-
Foreign currency	15.6	(29.7)	38.7	(42.9)
Available-for-sale securities	0.3	(0.7)	(0.7)	0.3
Other comprehensive income (loss)	22.3	(23.7)	52.3	(41.8)
Comprehensive income (loss) attributable to Brink’s	30.2	(2.2)	80.2	(28.5)

Amounts attributable to noncontrolling interests:
Net income	4.7	2.9	10.0	6.1
Foreign currency	0.7	0.3	0.7	1.3
Available-for-sale securities	-	-	0.1	0.5
Other comprehensive income (loss)	0.7	0.3	0.8	1.8
Comprehensive income attributable to noncontrolling interests	5.4	3.2	10.8	7.9

Comprehensive income (loss)	$35.6	1.0	91.0	(20.6)

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

	June 30,	December 31,
(In millions)	2011	2010

Cost
Mutual funds	$16.3	16.9
Non-U.S. debt securities	-	3.6
Equity securities	-	3.7
Total	$16.3	24.2

Gross Unrealized Gains
Mutual funds	$4.3	3.4
Non-U.S. debt securities	-	-
Equity securities	-	2.2
Total	$4.3	5.6

Gross Unrealized Losses
Mutual funds	$-	-
Non-U.S. debt securities	-	(0.2)
Equity securities	-	-
Total	$-	(0.2)

Fair Value
Mutual funds	$20.6	20.3
Non-U.S. debt securities	-	3.4
Equity securities	-	5.9
Total	$20.6	29.6

Fixed-Rate Debt
Fair value estimates of our obligation related to the fixed-rate Dominion Terminal Associates (“DTA”) bonds are based on quoted prices. The fair value and carrying value of our DTA bonds are as follows:

	June 30,	December 31,
(In millions)	2011	2010

DTA bonds
Carrying value	$43.2	43.2
Fair value	43.6	42.9

Other Financial Instruments
Other financial instruments include cash and cash equivalents, short-term fixed rate deposits, accounts receivable, floating rate debt, accounts payable and accrued liabilities.  The financial statement carrying amounts of these items approximate the fair value due to their short-term nature.

Note 10 – Income from Discontinued Operations

Federal Black Lung Excise Tax (“FBLET”) refunds

The Energy Improvement and Extension Act of 2008 enabled taxpayers to file claims for FBLET refunds for periods prior to those open under the statute of limitations previously applicable to us.  In 2009, we received FBLET refunds and recognized the majority of these refunds as a pretax gain of $19.7 million.  In the second quarter of 2011 the statute of limitations expired and we recognized a pretax gain of $4.2 million for the remaining portion of the refund received in 2009.

Note 11 – Commitments and contingent matters

Operating leases
We have made residual value guarantees of approximately $35.1 million at June 30, 2011, related to operating leases, principally for trucks and other vehicles.

Bankruptcy of Brink’s Belgium
Background.  Our former cash-in-transit subsidiary in Belgium (Brink’s Belgium) filed for bankruptcy in November 2010 after a restructuring plan was rejected by local union employees and was placed into bankruptcy on February 2, 2011.  We continue to operate our Global Services unit in Belgium, which provides secure transport of diamonds, jewellery, precious metals, banknotes and other commodities.

Deconsolidation.  Brink’s Belgium continued to provide cash-in-transit services for customers after the bankruptcy filing in November 2010 for approximately three months under the management of court-appointed provisional administrators.  Bankruptcy receivers were subsequently appointed in February 2011 to manage Brink’s Belgium’s liquidation.  We no longer control or provide funding for this company. In accordance with FASB ASC Topic 810, Consolidation, we deconsolidated Brink’s Belgium in November 2010 when the provisional administrators assumed control of it.  We estimated that the fair value of our investment at the date of deconsolidation was $0.  Our carrying value of the investment and advances to the subsidiary at the date of the deconsolidation was $11.7 million, which we wrote off as a result of the deconsolidation, resulting in a pretax loss.

Legal dispute.  In December 2010, the court-appointed provisional administrators of Brink’s Belgium filed a claim for €20 million against a subsidiary of Brink’s.  While we could incur a loss of up to €20 million (equivalent to $29 million at June 30, 2011) if we lose in the court proceeding, we believe that we have strong defenses to this claim and we could prevail in the litigation, resulting in no loss.

In June 2011, a subsidiary of Brink’s entered into a settlement agreement related to this claim.  Upon satisfaction of certain conditions, the Brink’s subsidiary will contribute €7 million (approximately $10 million at June 30, 2011) toward social payments to former Brink’s Belgium employees in exchange for withdrawal by the bankruptcy receivers of the pending litigation and an agreement not to file additional claims. The conditions of the settlement agreement include a release from liability by affected employees, the Belgian tax authority and the Belgian social security authority.  Assuming the conditions are met, the settlement is expected to be finalized during the third quarter of 2011.  The funds are currently held in escrow.  Based on developments to date in connection with the settlement agreement, we have determined that payment is probable, and have recorded a pretax charge of €7 million (approximately $10 million at June 30, 2011).  While the ultimate resolution of this matter is unknown and the estimated liability may change in the future, we do not believe that the ultimate disposition of this matter will have a material adverse effect on our liquidity, financial position or results of operations.

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

RESULTS OF OPERATIONS

Consolidated Review

Non-GAAP Results
Non-GAAP results described in this filing are financial measures that are not required by, or presented in accordance with U.S. generally accepted accounting principles (“GAAP”).  The purpose of the non-GAAP results is to report financial information without certain income and expense items and to adjust the quarterly non-GAAP tax rates so that the non-GAAP tax rate in each of the quarters is equal to the full-year non-GAAP tax rate.  For 2011, a forecasted full-year tax rate is used.  The full year non-GAAP tax rate in both years excludes certain pretax and tax income and expense amounts.  The non-GAAP information provides information to assist comparability and estimates of future performance.  Brink’s believes these measures are helpful in assessing operations and estimating future results and enable period-to-period comparability of financial performance.  Non-GAAP results should not be considered as an alternative to revenue, income or earnings per share amounts determined in accordance with GAAP and should be read in conjunction with their GAAP counterparts.  The adjustments are described in detail and are reconciled to our GAAP results on pages 34 – 35.

	Second Quarter		%	First Half		%
(In millions, except per share amounts)	2011	2010	Change	2011	2010	Change

GAAP
Revenues	$979.3	729.4	34	$1,892.6	1,464.8	29
Segment operating profit (a)	36.6	44.1	(17)	88.6	79.0	12
Non-segment expense	(16.2)	(12.6)	29	(31.2)	(23.7)	32
Operating profit	20.4	31.5	(35)	57.4	55.3	4
Income from continuing operations (b)	5.3	20.7	(74)	24.2	15.9	52
Diluted EPS from continuing operations (b)	0.11	0.42	(74)	0.50	0.32	56

Non-GAAP (c)
Revenues	$979.3	729.4	34	$1,892.6	1,464.8	29
Segment operating profit (a)	47.7	42.4	13	99.7	82.2	21
Non-segment expense	(16.2)	(14.5)	12	(31.6)	(27.4)	15
Operating profit	31.5	27.9	13	68.1	54.8	24
Income from continuing operations (b)	13.0	14.6	(11)	27.9	26.0	7
Diluted EPS from continuing operations (b)	0.27	0.30	(10)	0.58	0.53	9

Amounts may not add due to rounding.
(a)
Segment operating profit is a non-GAAP measure when presented in any context other than prescribed by ASC Topic 280, Segment Reporting.  The tables on pages 20 and 23 reconcile the measurement to operating profit, a GAAP measure.  Disclosure of total segment operating profit enables investors to assess the total operating performance of The Brink’s Company excluding non-segment income and expense.  Forward-looking estimates related to total segment operating profit and non-segment income (expense) for 2011 are provided on page 33.

(b)	Amounts reported in this filing are attributable to the shareholders of The Brink’s Company and exclude earnings related to noncontrolling interests.
(c)	Non-GAAP earnings information is contained on pages 34 –35, including reconciliation to amounts reported under GAAP.

Organic Growth
Organic growth represents the change in revenues or operating profit between the current and prior period, excluding the effect of the following items:  acquisitions and dispositions, currency effects, and the 2010 remeasurement of net monetary assets in Venezuela under highly inflationary accounting.

Overview

GAAP
Second Quarter
Revenues in the quarter improved 34% from the prior year period.  The increase was mainly due to our 2010 acquisition in Mexico, along with the positive impact of currency translation and organic revenue growth in our International segment. Operating profit decreased 35% during the second quarter of 2011 compared to the same period of 2010.  The International segment operating profit decline is mainly the result of the $10 million loss recognized in the 2011 quarter related to a legal dispute in Belgium. Restructuring and severance charges, accounting corrections and higher non-segment expenses also contributed to lower operating profit in the current year period.  The profit decline was partially offset by the continued improved performance of Global Services, which operates in all regions, as well as lower losses from the exit of Belgium CIT business and the positive impact of currency translation.

Income from continuing operations attributable to Brink’s, net income and related per share amounts in the second quarter of 2011 were lower than the same 2010 period.  In addition to the above described factors affecting operating profit, income from continuing operations attributable to Brink’s, net income and earnings per share also were lower as the 2010 period included an $8 million income tax benefit related to an income tax settlement.  Also, interest expense was higher in 2011 due primarily to higher interest rates from the January 2011 issuance of $100 million in unsecured private placement notes and higher overall borrowings to fund acquisitions.  The income decline was partially offset by a $4 million pretax gain in discontinued operations due to the statute of limitations expiration on 2009 federal black lung excise tax refunds.

First Half
Revenues in the first half improved 29% from the prior year period.  The increase was mainly due to our 2010 acquisition in Mexico.  Organic revenue growth and favorable changes in foreign currency rates in our International segment also contributed to the increase versus the prior year. Operating profit increased 4% during the first half of 2011 compared to the same period of 2010.  International segment operating profit growth reflects the positive impact of currency translation, lower losses from the exit of Belgium CIT business and organic improvement in Latin America, which more than offset the $10 million loss contingency in Belgium, higher non-segment expenses and a decline in North America.  Global Services, which operates in all regions, continued to show improved performance.

Income from continuing operations attributable to Brink’s, net income and related per share amounts in the first half of 2011 were higher than the same 2010 period.  In addition to the above described factors affecting operating profit, income from continuing operations attributable to Brink’s, net income and earnings per share also benefited from $4 million of gains on the sale and exchange of available-for-sale securities in 2011 and the fact that 2010 results included an income tax charge of $14 million related to U.S. healthcare legislation.  The positive impact of these items was partially offset by an $8 million non-cash income tax benefit related to an income tax settlement which was recognized in 2010 and higher interest expense in 2011. The increase in interest expense was due primarily to higher interest rates from the January 2011 issuance of $100 million in unsecured private placement notes and higher overall borrowings to fund acquisitions.  Additionally, we recognized a $4 million gain in discontinued operations due to the statute of limitations expiration on 2009 federal black lung excise tax refunds.

Non-GAAP
Non-GAAP results include the following adjustments:
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

GAAP EPS	$0.11	0.42	0.50	0.32
Exclude income tax charge related to U.S. healthcare legislation	-	-	-	0.28
Adjust quarterly tax rate to full-year average rate	0.01	(0.08)	-	(0.07)
Exclude Belgium settlement charge	0.13	-	0.13	-
Exclude Mexico employee benefit settlement loss	0.01	-	0.01	-
Exclude gains on sale of investment securities and acquisition	-	-	(0.06)	-
Exclude impact of net monetary asset remeasurement in Venezuela	-	(0.02)	-	0.04
Exclude royalties from former home security unit	-	(0.02)	-	(0.05)
Non-GAAP EPS	$0.27	0.30	0.58	0.53
Amounts may not add due to rounding.  Non-GAAP results are reconciled in more detail to the applicable GAAP results on pages 34 –35.

Second Quarter
The analysis of non-GAAP revenues is the same as the analysis of GAAP revenues.

Operating profit increased 13% during the second quarter of 2011 compared to the same period of 2010.  Favorable changes in foreign currency rates as well as lower losses from the exit of our Belgium CIT business contributed to International segment operating profit growth. This more than offset restructuring and severance charges, accounting corrections and higher non-segment expenses.  Global Services, which operates in all regions, continued to show improved performance.

Income from continuing operations attributable to Brink’s and related per share amounts in the second quarter of 2011 were lower than the same 2010 period primarily due to higher interest expense.  Higher interest expense was due primarily to higher interest rates from the January 2011 issuance of $100 million in unsecured private placement notes and increased borrowings related to acquisitions.

First Half
The analysis of non-GAAP revenues is the same as the analysis of GAAP revenues.

Operating profit increased 24% during the first half of 2011 compared to the same period of 2010.  International segment operating profit growth reflects the positive impact of currency translation and organic improvement in Latin America and Europe, which more than offset a decline in North America.  Global Services, which operates in all regions, continued to show improved performance.

Income from continuing operations attributable to Brink’s and related per share amounts in the first half of 2011 were higher than the same 2010 period primarily due to the improved results of our International segment, partially offset by higher interest expense.  Higher interest expense was due primarily to higher interest rates from the January 2011 issuance of $100 million in unsecured private placement notes and increased borrowings related to acquisitions.

Segment Operating Results
Segment Review
Second Quarter 2011 versus Second Quarter 2010

GAAP
		Organic	Acquisitions /	Currency		% Change
(In millions)	2Q '10	Change	Dispositions (b)	(c)	2Q '11	Total	Organic
Revenues:
International:
EMEA	$286.4	16.0	(8.0)	39.1	333.5	16	6
Latin America	184.8	38.8	109.8	27.1	360.5	95	21
Asia Pacific	28.4	7.6	-	2.5	38.5	36	27
International	499.6	62.4	101.8	68.7	732.5	47	12
North America	229.8	1.2	12.9	2.9	246.8	7	1
Total	$729.4	63.6	114.7	71.6	979.3	34	9
Operating profit:
International	$33.8	(1.7)	(9.8)	3.9	26.2	(22)	(5)
North America	10.3	(0.6)	0.5	0.2	10.4	1	(6)
Segment operating profit	44.1	(2.3)	(9.3)	4.1	36.6	(17)	(5)
Non-segment (a)	(12.6)	(3.6)	-	-	(16.2)	29	29
Total	$31.5	(5.9)	(9.3)	4.1	20.4	(35)	(19)
Segment operating margin:
International	6.8%				3.6%
North America	4.5%				4.2%
Segment operating margin	6.0%				3.7%

Non-GAAP
		Organic	Acquisitions /	Currency		% Change
(In millions)	2Q '10	Change	Dispositions (b)	(c)	2Q '11	Total	Organic
Revenues:
International:
EMEA	$286.4	16.0	(8.0)	39.1	333.5	16	6
Latin America	184.8	38.8	109.8	27.1	360.5	95	21
Asia Pacific	28.4	7.6	-	2.5	38.5	36	27
International	499.6	62.4	101.8	68.7	732.5	47	12
North America	229.8	1.2	12.9	2.9	246.8	7	1
Total	$729.4	63.6	114.7	71.6	979.3	34	9
Operating profit:
International	$32.1	(1.7)	1.3	5.6	37.3	16	(5)
North America	10.3	(0.6)	0.5	0.2	10.4	1	(6)
Segment operating profit	42.4	(2.3)	1.8	5.8	47.7	13	(5)
Non-segment (a)	(14.5)	(1.7)	-	-	(16.2)	12	12
Total	$27.9	(4.0)	1.8	5.8	31.5	13	(14)
Segment operating margin:
International	6.4%				5.1%
North America	4.5%				4.2%
Segment operating margin	5.8%				4.9%

Amounts may not add due to rounding.
(a)	Includes income and expense not allocated to segments (see page 27 for details).
(b)	Includes operating results and gains/losses on acquisitions, sales and exit of businesses.
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

Segment Review
Second Quarter 2011 versus Second Quarter 2010

Consolidated Segment Review

GAAP
Revenue increased 34% to $979 million due primarily to our 2010 acquisition in Mexico along with the positive impact of currency translation. Organic revenue growth of 9% was mainly due to improvements in our International segment. Segment operating profit decreased 17% ($8 million) due to a decline in International segment operating profit mainly as a result of the $10 million loss recognized in the 2011 quarter related to a legal dispute in Belgium. Higher severance charges and accounting corrections also contributed to lower segment operating profit.  The operating profit decline was partially offset by favorable changes in foreign currency rates as well as lower losses from the exit of our Belgium CIT business.   Global Services, which operates in all regions, continued to benefit from an increase in the global movement of valuables, especially banknotes and precious metals.

Non-GAAP
Revenue improved by 34% to $979 million due primarily to our 2010 acquisition in Mexico along with the positive impact of currency translation. Organic revenue growth of 9% was mainly due to improvements in our International segment. Segment operating profit increased 13% ($5 million).  Favorable changes in foreign currency rates as well as lower losses from the exit of our Belgium CIT business contributed to International segment operating profit growth.  This more than offset higher restructuring and severance charges as well as accounting corrections.  Global Services, which operates in all regions, continued to benefit from an increase in the global movement of valuables, especially banknotes and precious metals.

International Segment Review

Overview
GAAP
Revenues in the second quarter of 2011 for our International segment were 47% higher than the same period of 2010 as:
•	revenues in EMEA were 16% higher ($47 million),
•	revenues in Latin America were 95% higher ($176 million), and
•	revenues in Asia Pacific were 36% higher ($10 million).

Operating profit in our International segment was down $8 million mainly the result of the $10 million loss recognized in the 2011 quarter related to a legal dispute in Belgium.

Non-GAAP
The analysis of non-GAAP International segment revenues is the same as the analysis of GAAP International segment revenues.

Operating profit in our International segment was $5 million higher due primarily to favorable changes in foreign currency rates.

EMEA
GAAP
EMEA revenues increased 16% ($47 million) during the 2011 quarter compared to the 2010 quarter.

The primary factors that increased revenues during the period included:
•	favorable currency impact ($39 million), and
•	organic growth ($16 million);
partially offset by revenue loss related to the exit of our former Belgium CIT business ($9 million)
The organic revenue growth of 6% ($16 million) was due to higher volume in France, Germany and Greece and growth in emerging markets and Global Services.

EMEA operating profit decreased by $8 million due primarily to:
•	the $10 million loss due to a legal dispute related to the exit of our Belgium CIT business, and
•	charges for severance ($2 million increase);
partially offset by
•	improved results in Global Services and emerging markets, and
•	lower losses from the exit of Belgium CIT business ($2 million).

Non-GAAP
The analysis of EMEA non-GAAP revenues is the same as the analysis of GAAP revenues.

EMEA operating profit increased $2 million due primarily to:
•	improved results in Global Services and emerging markets, and
•	benefit of the Belgium CIT exit ($2 million);
partially offset by charges for severance ($2 million increase).

Latin America
GAAP
Revenue in Latin America increased 95% ($176 million) due to our acquisition in Mexico ($110 million), organic growth of 21% ($39 million) and favorable currency impact ($27 million).  The organic growth was driven by inflation-based price increases across the region.

Latin America operating profit decreased 2% due primarily to:
•	restructuring and severance expenses ($7 million, including $4 million in Mexico, versus $1 million in 2010),
•	a decrease in Venezuela, and
•	accounting corrections ($2 million increase);
partially offset by
•	organic growth in Chile, Colombia and Argentina, and
•	favorable currency ($3 million).

Non-GAAP
The analysis of Latin America non-GAAP revenues is the same as the analysis of GAAP revenues.

Latin America operating profit increased 12% due primarily to:
•	organic growth in Chile, Colombia and Argentina, and
•	favorable currency ($4 million);
partially offset by
•	restructuring and severance expenses ($6 million, including $3 million in Mexico, versus $1 million in 2010),
•	a decrease in Venezuela, and
•	accounting corrections ($2 million increase).

Latin America operating profit decreased 6% on an organic basis.

Asia Pacific
Revenue and operating profit increased due to growth in Hong Kong, India and China.

North America Segment

Revenues in North America increased 7% ($17 million) due to the Canada acquisition in 2010 ($13 million) and favorable currency impact ($3 million).

Operating profit remained flat, as improvement in Canada was offset by lower profits in the U.S. due to lower CIT demand and continued pricing pressure.

Outlook for full 2011
Our organic revenue growth rate for 2011 is expected to be in the mid-to-high single-digit percentage range.  After factoring the addition of approximately $400 million of acquisition-related 2011 revenue from Mexico at approximately break-even margin rates, our 2011 segment operating profit margin is expected to be at the high end of a range between 6.5% and 7.0%.  See page 33 for a summary of our 2011 Outlook.

Segment Review
First Half 2011 versus First Half 2010

First Half
GAAP
		Organic	Acquisitions /	Currency		% Change
(In millions)	YTD '10	Change	Dispositions (b)	(c)	YTD '11	Total	Organic
Revenues:
International:
EMEA	$585.3	30.9	(14.1)	38.5	640.6	9	5
Latin America	367.9	69.6	210.1	45.2	692.8	88	19
Asia Pacific	55.4	14.0	-	4.0	73.4	32	25
International	1,008.6	114.5	196.0	87.7	1,406.8	39	11
North America	456.2	(0.7)	24.9	5.4	485.8	6	-
Total	$1,464.8	113.8	220.9	93.1	1,892.6	29	8
Operating profit:
International	$58.3	10.9	(9.9)	12.1	71.4	22	19
North America	20.7	(4.2)	0.4	0.3	17.2	(17)	(20)
Segment operating profit	79.0	6.7	(9.5)	12.4	88.6	12	8
Non-segment (a)	(23.7)	(7.5)	-	-	(31.2)	32	32
Total	$55.3	(0.8)	(9.5)	12.4	57.4	4	(1)
Segment operating margin:
International	5.8%				5.1%
North America	4.5%				3.5%
Segment operating margin	5.4%				4.7%

Non-GAAP
		Organic	Acquisitions /	Currency		% Change
(In millions)	YTD '10	Change	Dispositions (b)	(c)	YTD '11	Total	Organic
Revenues:
International:
EMEA	$585.3	30.9	(14.1)	38.5	640.6	9	5
Latin America	367.9	69.6	210.1	45.2	692.8	88	19
Asia Pacific	55.4	14.0	-	4.0	73.4	32	25
International	1,008.6	114.5	196.0	87.7	1,406.8	39	11
North America	456.2	(0.7)	24.9	5.4	485.8	6	-
Total	$1,464.8	113.8	220.9	93.1	1,892.6	29	8
Operating profit:
International	$61.5	10.9	1.2	8.9	82.5	34	18
North America	20.7	(4.2)	0.4	0.3	17.2	(17)	(20)
Segment operating profit	82.2	6.7	1.6	9.2	99.7	21	8
Non-segment (a)	(27.4)	(4.2)	-	-	(31.6)	15	15
Total	$54.8	2.5	1.6	9.2	68.1	24	5
Segment operating margin:
International	6.1%				5.9%
North America	4.5%				3.5%
Segment operating margin	5.6%				5.3%

Amounts may not add due to rounding.

See page 20 for footnote explanations.

Segment Review
First Half 2011 versus First Half 2010

Consolidated Segment Review
GAAP
Revenue increased 29% to $1,893 million due primarily to our 2010 acquisition in Mexico.  Organic revenue growth of 8% and favorable changes in foreign currency rates in our International segment also contributed to the increase.  Segment operating profit increased $10 million.   International segment operating profit growth reflects the positive impact of currency translation and organic improvement in Latin America, which more than offset the $10 million loss recognized in 2011 related to a legal dispute in Belgium and a decline in North America.  Global Services, which operates in all regions, continued to show improved performance.

Non-GAAP
Revenue improved by 29% to $1,893 million due primarily to our 2010 acquisition in Mexico.  Organic revenue growth of 8% and favorable changes in foreign currency rates in our International segment also contributed to the increase.  Segment operating profit increased $18 million.   International segment operating profit growth reflects the positive impact of currency translation and organic improvement in Latin America, which more than offset a decline in North America.  Global Services, which operates in all regions, continued to show improved performance.

International Segment Review

Overview
GAAP
Revenues in the first six months of 2011 for our international segment were 39% higher ($398 million) than the same period of 2010 as:
•	revenues in EMEA were 9% higher ($55 million),
•	revenues in Latin America were 88% higher ($325 million), and
•	revenues in Asia Pacific were 32% higher ($18 million).

Operating profit in our international segment was 22% higher ($13 million) as results were better in Latin America and Asia Pacific.

Non- GAAP
The analysis of non-GAAP International segment revenues is the same as the analysis of GAAP International segment revenues.

Operating profit in our international segment was 34% higher as all regions showed improvement.

EMEA
GAAP
EMEA revenues increased 9% ($55 million) due mainly to:
•	positive currency impact ($39 million), and
•	organic growth ($31 million);
partially offset by revenue loss related to exit of Belgium CIT business ($18 million).

Revenue improved on an organic basis due to higher volume in Germany (including a special project) and France, as well as growth in emerging markets and Global Services.

EMEA operating profit was relatively flat as:
•	lower charges for severance ($2 million versus $6 million in 2010),
•	the benefit of the Belgium CIT exit ($4 million),
•	growth in our Global Services line of business,
•	the results of a profitable project in Germany, and
•	positive currency impact;
were mostly offset by the $10 million loss due to a legal dispute related to exit of our Belgium CIT business.

Non-GAAP
The analysis of EMEA non-GAAP revenues is the same as the analysis of GAAP revenues.

EMEA operating profit increased $11 million due primarily to:
•	lower charges for severance ($2 million versus $6 million in 2010),
•	the benefit of the Belgium CIT exit ($4 million),
•	growth in our Global Services line of business,
•	the results of a profitable project in Germany, and
•	positive currency impact.

Latin America
GAAP
Revenue in Latin America increased 88% ($325 million), due to the Mexico acquisition ($210 million), organic revenue growth of 19% due to inflation-based price increases across the region and favorable currency impact of $45 million.

Latin America operating profit increased 20% due primarily to:
•	favorable currency impact ($10 million) including the 2010 remeasurement losses on Venezuela monetary assets ($3 million charge), and
•	organic improvement throughout region, especially in Chile, Colombia and Argentina;
partially offset by
•	a tax on equity in Colombia,
•	labor agreement expenses, and
•	charges for restructuring and severance ($9 million, $5 million in Mexico, versus $3 million in 2010).

Non-GAAP
The analysis of Latin America non-GAAP revenues is the same as the analysis of GAAP revenues.

Operating profit increased 14% due primarily to:
•	positive currency impact, and
•	organic growth throughout the region, especially Chile, Colombia and Argentina;
partially offset by
•	a tax on equity in Colombia,
•	labor agreement expenses, and
•	charges for restructuring and severance ($8 million, $4 million in Mexico, versus $3 million in 2010).

Asia Pacific
Revenue in Asia Pacific increased 32% ($18 million) primarily due to organic growth ($14 million) driven by Hong Kong, India and China.

Operating profit increased primarily due to strong volume growth.

North American Segment Review

Revenues in North America increased 6% ($30 million) on Canada acquisition ($25 million) and favorable currency rates in Canada ($5 million).  Revenue remained flat on an organic basis due to continued CIT volume and pricing pressure.

Operating profit declined $4 million or 17% mainly due to:
•	lower U.S. CIT demand, and
•	volume and pricing pressure;
partially offset by improvement in Canada.

Non-segment Income (Expense)

GAAP	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2011	2010	change	2011	2010	change

Corporate and former operations:
General and administrative	$(10.4)	(9.0)	16	(19.9)	(17.7)	12
Retirement costs (primarily former operations)	(6.2)	(5.9)	5	(12.4)	(10.8)	15
Subtotal	(16.6)	(14.9)	11	(32.3)	(28.5)	13

Other amounts not allocated to segments:
Royalty income:
Brand licensing fees from BHS	-	1.9	(100)	-	3.7	(100)
Other	0.4	0.4	-	0.7	0.8	(13)
Remeasurement of previously held ownership interest to fair value	-	-	-	0.4	-	NM
Gains on sale of property and other assets	-	-	-	-	0.3	(100)
Subtotal	0.4	2.3	(83)	1.1	4.8	(77)
Non-segment income (expense)	$(16.2)	(12.6)	29	(31.2)	(23.7)	32

Second Quarter
Non-segment expenses in the second quarter of 2011 were $4 million higher than 2010, mainly due to
•	lower royalty income ($2 million), and
•	higher general and administrative costs ($1 million).

Outlook for full-year 2011
We believe that non-segment expenses will be approximately $63 million in 2011 compared to $63 million last year.  See page 33 for a summary of our 2011 Outlook.

First Half
Non-segment expenses in the first half of 2011 were $8 million higher than 2010, mainly due to
•	lower royalty income ($4 million),
•	increased retirement costs ($2 million),
•	and higher general and administrative costs ($2 million).

Non-GAAP	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2011	2010	change	2011	2010	change

Corporate and former operations:
General and administrative	$(10.4)	(9.0)	16	(19.9)	(17.7)	12
Retirement costs (primarily former operations)	(6.2)	(5.9)	5	(12.4)	(10.8)	15
Subtotal	(16.6)	(14.9)	11	(32.3)	(28.5)	13

Other amounts not allocated to segments:
Royalty income	0.4	0.4	-	0.7	0.8	(13)
Gains on sale of property and other assets	-	-	-	-	0.3	(100)
Subtotal	0.4	0.4	-	0.7	1.1	(36)
Non-segment income (expense)	$(16.2)	(14.5)	12	(31.6)	(27.4)	15

Second Quarter
Non-segment expenses on a non-GAAP basis in second quarter of 2011 were $2 million higher than 2010, mainly due to higher general and administrative costs ($1 million).

First Half
Non-segment expenses on a non-GAAP basis in the first half of 2011 were $4 million higher than 2010, mainly due to higher retirement costs ($2 million) and increased general and administrative costs ($2 million).

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

From time to time, we use foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At June 30, 2011, the notional value of our outstanding foreign currency contracts was $83.2 million with average contract maturities of 1 month. The foreign currency contracts primarily offset exposures in the Canadian dollar, the U.K. pound and the Mexican peso. These contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings. We recognized losses of $0.2 million on our foreign currency contracts in the second quarter of 2011 and $1.4 in the first six months of 2011. At June 30, 2011, the fair value of these outstanding contracts was a liability of $0.2 million which was included in accrued liabilities on the consolidated balance sheet.

Venezuelan operations
Our Venezuelan operations constitute a material portion of our overall consolidated operations, and accounted for $114 million or 6% of total Brink’s revenues in the six months ended June 30, 2011.  Our operating margins in Venezuela have varied depending on the mix of business during any year and have been up to three times our overall International segment operating margin rate.

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

•
In addition to the official rate, a parallel market exchange rate was available until a June 2010 law disallowed the use of the parallel rate.  Prior to June 2010, the parallel rate could be used to convert local cash into U.S. dollars.  The average parallel bolivar fuerte to U.S. dollar rate was 6.5 in the first half of 2010.

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

Translating our Venezuelan operations in our consolidated results
Effective January 1, 2010, we began accounting for Venezuelan subsidiaries as operating in a highly inflationary economy.  We remeasured our bolivar fuerte-denominated net monetary assets and translated our earnings and cash flows at the parallel rate in 2010 until it was disallowed and replaced by the SITME rate in June 2010.  To the extent our Venezuelan subsidiaries need to obtain U.S. dollars, we currently expect our Venezuelan subsidiaries’ U.S. dollar-denominated transactions to be settled at a SITME rate of 5.3 bolivar fuertes to the U.S. dollar.  We also used this rate to remeasure our local currency-denominated net monetary assets and translate our earnings and cash flows into U.S. dollars beginning in June 2010.  For the six months ended June 30, 2011, we did not recognize any remeasurement gains or losses as the SITME rate did not change.

Despite the limitations on the amount of local currency that may be converted to U.S. dollars under the current law, we believe that we will be able to obtain sufficient U.S. dollars to purchase imported supplies and fixed assets to operate our business in Venezuela.  We believe the repatriation of cash invested in Venezuela will be limited under the SITME process in the future.  If we are successful at repatriating cash through other legal channels, the rate may not be as favorable as the SITME rate.

At June 30, 2011, our Venezuelan subsidiaries held $3.1 million of cash and short-term investments denominated in U.S. dollars and $10.2 million of cash denominated in bolivar fuertes.  At June 30, 2011, our bolivar fuerte-denominated net monetary assets were $39.6 million and equity related to our Venezuelan subsidiaries attributable to Brink’s was $63.1 million.

Other Operating Income (Expense)

Other operating income (expense) includes segment and non-segment other operating income and expense.

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2011	2010	change	2011	2010	change

Currency exchange transaction gains (losses)	$(0.2)	2.7	NM	0.8	(3.7)	NM
Foreign currency hedge losses	(0.2)	-	NM	(0.2)	-	NM
Share in earnings of equity affiliates	1.2	0.8	50	2.1	1.6	31
Settlement loss related to Belgium bankruptcy	(10.1)	-	NM	(10.1)	-	NM
Impairment losses	(0.5)	(0.1)	fav	(0.5)	(0.4)	25
Remeasurement of previously held ownership interest to fair value	-	-	-	0.4	-	NM
Gains (losses) on sale of property and other assets	0.9	(0.1)	NM	0.5	0.7	(29)
Royalty income	0.4	2.6	(85)	0.7	4.8	(85)
Other	0.2	2.4	(92)	1.0	3.8	(74)
Other operating income (expense)	$(8.3)	8.3	NM	(5.3)	6.8	NM

Second Quarter
Other operating income (expense) was negatively affected in the second quarter of 2011 mainly by the $10 million settlement charge related to a legal dispute in Belgium. The 2011 quarter was also negatively affected by lower foreign currency transaction gains, as the 2010 quarter included a $2 million gain from the remeasurement of bolivar-fuerte denominated net monetary assets held in Venezuela. Royalty income also declined due to the expiration of a licensing agreement with BHS.

First Half
Other operating income (expense) was negatively affected in the first half of 2011 mainly by the $10 million settlement charge related to a legal dispute in Belgium and lower royalty income. These factors were partially offset by lower foreign currency transaction losses, as the first half of 2010 included a $3 million loss from the remeasurement of bolivar-fuerte denominated net monetary assets held in Venezuela.

Nonoperating Income and Expense

Interest expense

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2011	2010	change	2011	2010	change

Interest expense	$5.9	2.3	157	11.7	4.8	144

Interest expense was higher in the second quarter and first half of 2011 as a result of higher interest rates from the January 2011 issuance of $100 million in unsecured private placement notes and increased borrowings due to acquisitions.

Outlook for full-year 2011
We expect our interest expense to be $20-24 million in 2011, up from $15 million in 2010 because of:
•	higher average debt outstanding due to:
•	acquisitions in Mexico and Canada late in 2010;
•	increased capital investments (including Mexico and capital leases); and
•	2010 share repurchases;
•	higher average interest rates due to:
•	2010 refinancing of our unsecured $400 million revolving bank credit facility (the “Revolving Facility”) at a higher interest rate; and
•	January 2011 issuance of $100 million in unsecured private placement notes at fixed interest rates that are higher than recent average rates.

The higher interest rates and other costs of borrowings related to the January 2011 issuance of $100 million in unsecured private placement notes are further discussed in Liquidity and Capital Resources – Capitalization – Debt.

Interest and other income (expense)

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2011	2010	change	2011	2010	change

Interest income	1.0	0.7	43	2.4	1.7	41
Gain on sale of available-for-sale securities	-	-	-	4.4	-	NM
Foreign currency hedge gains (losses)	-	0.1	(100)	(1.2)	0.2	NM
Other	0.1	(0.1)	NM	(0.1)	0.2	NM
Interest and other income (expense)	$1.1	0.7	57	5.5	2.1	162

Interest and other income (expense) was flat in the second quarter.   Interest and other income (expense) was higher in the first half of 2011 primarily due to $4 million in gains on the sale of available-for-sale securities, partially offset by $1 million in foreign currency hedge losses.

Income Taxes

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Continuing operations
Provision for income taxes (in millions)	$5.6	6.3	17.0	30.6
Effective tax rate	35.9%	21.1%	33.2%	58.2%

2011 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first six months of 2011 was lower than the 35% U.S. statutory tax rate largely due to a $2.8 million benefit for recently enacted legislation in various jurisdictions and tax claims and audit settlements, partially offset by higher taxes due to the geographical mix of earnings and the characterization of a French business tax as an income tax.

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

Outlook for full-year 2011
The effective income tax rate for 2011 is expected to be between 36% and 39%.  Our effective tax rate may fluctuate materially from these estimates due to changes in forecasted permanent book-tax differences, changes in the expected geographical mix of earnings, changes in current or deferred taxes due to legislative changes, changes in valuation allowances or accruals for contingencies and other factors.

Noncontrolling Interests

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2011	2010	change	2011	2010	change

Net income attributable to noncontrolling interests	$4.7	2.9	62	10.0	6.1	64

The increase in net income attributable to noncontrolling interests in 2011 was primarily due to lower related tax expense in the second quarter of 2011 compared to the prior-year quarter and due to an increase in the earnings of our Venezuelan subsidiaries, as 2010 Venezuelan results included losses related to the remeasurement of net monetary assets.

Outlook for full-year 2011.   We expect net income attributable to noncontrolling interests to be $20-24 million in 2011, up from $16 million reflecting expected increased earnings from non-wholly owned subsidiaries, including Venezuela.

Outlook

2011 Revenue:  Mid-to-high single-digit percentage organic growth over 2010

2011 Segment Margin:  High end of 6.5% to 7.0% (includes effect of 2010 acquisitions)

	GAAP		Non-GAAP
(In millions)	Full-Year	Full-Year 2011	Full-Year	Full-Year 2011
	2010	Estimate	2010	Estimate

Non-Segment Expense:
General and administrative	$39	40	$39	40
Retirement plans	23	25	23	25
Royalty income (a)	(7)	(2)	(2)	(2)
Acquisition loss (b)	9	-	-	-
Non-Segment Expense	$63	63	$59	63

Effective income tax rate	48%	36% – 39%	36%	36% – 39%

Interest Expense	$15	20 – 24	$15	20 – 24

Net income attributable to
noncontrolling interests	$16	20 – 24	$17	20 – 24

Property and equipment acquired during the year:
Capital expenditures (c)	$149	180 – 190	$149	180 – 190
Capital leases	34	40 – 50	34	40 – 50
Total	$183	220 – 240	$183	220 – 240

Depreciation and amortization	$137	160 – 170	$137	160 – 170

Amounts may not add due to rounding.

(a)	Non-GAAP reflects the elimination of royalties from former home security unit in 2010.
(b)
Amount is the net of $14 million remeasurement loss on our previously held noncontrolling interest in Servico Pan Americano de Proteccion, S.A. de C.V. (“SPP”) in Mexico and a $5 million bargain purchase gain related to the acquisition of a controlling interest in SPP.

(c)	The 2011 estimate includes $30 million related to the acquisition in Mexico.

For more information about our outlook, see:
•	page 22 for organic revenue growth,
•	page 22 for segment operating margin,
•	page 27 non-segment expenses,
•	page 32 for effective income tax rate,
•	page 31 for interest expense,
•	page 32 for net income attributable to noncontrolling interests, and
•	page 37 for depreciation and amortization.

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

The non-GAAP information provides information to assist comparability and estimates of future performance.   We believe these measures are helpful in assessing operations and estimating future results and enable period-to-period comparability of financial performance.  Non-GAAP results should not be considered as an alternative to revenue, income or earnings per share amounts determined in accordance with GAAP and should be read in conjunction with their GAAP counterparts.
(In millions, except for per share amounts)	GAAP Basis	Gains on Available-for-Sale Investments and Acquisitions (a)	Belgium Settlement Charge (b)	Mexico Employee Benefit Settlement Loss (c)	Adjust Income Tax Rate (d)	Non-GAAP Basis
	Second Quarter 2011
Operating profit:
International	$26.2	-	10.1	1.0	-	37.3
North America	10.4	-	-	-	-	10.4
Segment operating profit	36.6	-	10.1	1.0	-	47.7
Non-segment	(16.2)	-	-	-	-	(16.2)
Operating profit	$20.4	-	10.1	1.0	-	31.5

Amounts attributable to Brink’s:
Income from continuing operations	$5.3	-	6.3	0.7	0.7	13.0
Diluted EPS – continuing operations	0.11	-	0.13	0.01	0.01	0.27
	First Half 2011
Operating profit:
International	$71.4	-	10.1	1.0	-	82.5
North America	17.2	-	-	-	-	17.2
Segment operating profit	88.6	-	10.1	1.0	-	99.7
Non-segment	(31.2)	(0.4)	-	-	-	(31.6)
Operating profit	$57.4	(0.4)	10.1	1.0	-	68.1

Amounts attributable to Brink’s:
Income from continuing operations	$24.2	(3.1)	6.3	0.7	(0.2)	27.9
Diluted EPS – continuing operations	0.50	(0.06)	0.13	0.01	-	0.58

Amounts may not add due to rounding.

(a)
To eliminate gains on available-for-sale equity and debt securities and gain related to acquisition of controlling interest in a subsidiary that was previously accounted for as an equity method investment.

(b)	To eliminate settlement charge related to exit of Belgium cash-in-transit business.
(c)
To eliminate employee benefit settlement loss related to Mexico.  A portion of Brink’s Mexican subsidiaries’ accrued employee termination benefit was paid in the second quarter of 2011 as a result of restructuring actions taken.  The employee termination benefit is accounted for under FASB ASC Topic 715, Compensation – Retirement Benefits. Accordingly, the severance payment resulted in a settlement loss.

(d)
To adjust effective income tax rate to be equal to the full year non-GAAP effective income tax rate.  The mid-point of the range of the estimated non-GAAP effective tax rate is 37.5% for the full-year 2011.

Non-GAAP Results – Reconciled to Amounts Reported Under GAAP (Continued)
	GAAP Basis	Remeasure Venezuelan Net Monetary Assets (a)	Royalty from BHS (b)	U.S. Healthcare Legislation Tax Charge (c)	Adjust Income Tax Rate (d)	Non-GAAP Basis
	Second Quarter 2010
Operating profit:
International	$33.8	(1.7)	-	-	-	32.1
North America	10.3	-	-	-	-	10.3
Segment operating profit	44.1	(1.7)	-	-	-	42.4
Non-segment	(12.6)	-	(1.9)	-	-	(14.5)
Operating profit	$31.5	(1.7)	(1.9)	-	-	27.9

Amounts attributable to Brink’s:
Income from continuing operations	$20.7	(1.0)	(1.2)	-	(3.9)	14.6
Diluted EPS – continuing operations	0.42	(0.02)	(0.02)	-	(0.08)	0.30
	First Half 2010
Operating profit:
International	$58.3	3.2	-	-	-	61.5
North America	20.7	-	-	-	-	20.7
Segment operating profit	79.0	3.2	-	-	-	82.2
Non-segment	(23.7)	-	(3.7)	-	-	(27.4)
Operating profit	$55.3	3.2	(3.7)	-	-	54.8

Amounts attributable to Brink’s:
Income from continuing operations	$15.9	2.0	(2.3)	13.7	(3.3)	26.0
Diluted EPS – continuing operations	0.32	0.04	(0.05)	0.28	(0.07)	0.53

Amounts may not add due to rounding.

(a)
To reverse remeasurement gains and losses in Venezuela.  For accounting purposes, Venezuela is considered a highly inflationary economy.  Under U.S. GAAP, subsidiaries that operate in Venezuela record gains and losses in earnings for the remeasurement of bolivar fuerte-denominated net monetary assets.

(b)	To eliminate royalty income from former home security business.
(c)	To eliminate $13.7 million of tax expense related to the reversal of a deferred tax asset as a result of U.S. healthcare legislation.
(d)	To adjust the effective income tax rate to be equal to the full-year non-GAAP effective income tax rate. The non-GAAP effective tax rate for 2010 was 36%.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows before financing activities improved by $36.5 million in the first six months of 2011 as compared to the first six months of 2010.  The increase was primarily due to less cash used for acquisitions and discontinued operations, higher proceeds from the sale of available-for-sale securities and higher cash flows from continuing operations, partially offset by higher capital expenditures.

Summary of Cash Flow Information

	Six Months
	Ended June 30,		$
(In millions)	2011	2010	change

Cash flows from operating activities
Continuing operations:
Before change in customer obligations and income tax payments	$117.9	93.9	24.0
Payment of income taxes	(39.6)	(34.8)	(4.8)
(Decrease) increase in certain customer obligations	(10.2)	0.9	(11.1)
Subtotal	68.1	60.0	8.1
Discontinued operations	1.2	(11.5)	12.7
Operating activities	69.3	48.5	20.8

Cash flows from investing activities:
Capital expenditures	(71.6)	(61.2)	(10.4)
Proceeds from the sale of available-for-sale securities	12.2	0.7	11.5
Acquisitions	(1.4)	(13.6)	12.2
Other	(0.3)	(2.7)	2.4
Investing activities	(61.1)	(76.8)	15.7

Cash flows before financing activities	$8.2	(28.3)	36.5

Operating Activities

Operating cash flows increased by $20.8 million in the first six months of 2011 compared to the same period in 2010.  The increase was primarily due to $12.7 million in less cash used by discontinued operations and an $8.1 million increase in cash flows from continuing operations.  Cash flows from discontinued operations improved because the prior year period included an $11.5 million payment for a legal claim.  Cash flows from continuing operations increased by $24.0 million after excluding $4.8 million in higher income tax payments and an $11.1 million decrease in cash held for customers in certain cash logistics operations.  The increase in cash flows from continuing operations was primarily due to higher cash generated by operating profit and an increase in cash flows from working capital.  While operating profit in the six month period was slightly higher than the prior year, the amount of cash generated by operating profit was higher primarily because noncash depreciation and amortization expenses were higher in the first half of 2011 compared to 2010 driven by asset acquisitions in the second half of 2010 and the Mexican acquisition in November 2010.

Investing Activities

Cash flows from investing activities improved by $15.7 million in the first six months of 2011 versus the first six months of 2010 primarily due to $11.5 million in higher proceeds from the sale of available-for-sale securities and a $12.2 million reduction in cash used for business acquisitions.  These factors were partially offset by a $10.4 million increase in capital expenditures.

On July 22, 2011, we completed the sale of our U.S. Document Destruction business to Shred-it USA, Inc.

Capital expenditures and depreciation and amortization were as follows:

	Six Months
	Ended June 30,		$
(In millions)	2011	2010	change

Capital expenditures:
International	$53.6	40.4	13.2
North America	18.0	20.8	(2.8)
Capital expenditures	$71.6	61.2	10.4

Depreciation and amortization:
International	$52.7	44.2	8.5
North America	27.3	21.0	6.3
Depreciation and amortization	$80.0	65.2	14.8

Capital expenditures in the first half of 2011 were primarily for new cash processing and security equipment, armored vehicles and information technology.  Capital expenditures in the first half of 2011 increased when compared to the same period of 2010 due to an increase in our International segment, which was partially offset by a decrease in our North America segment.  The increase in our International segment is largely due to capital expenditures in Mexico.  The decrease in our North America segment was mainly due to lower expenditures for CompuSafe® units, as we began leasing rather than buying these units in the third quarter of 2010.

Capital expenditures for the full-year 2010 totaled $149 million.  Capital expenditures for the full-year 2011 are currently expected to be approximately $180-190 million.

Depreciation and amortization for the full-year 2011 is currently expected to range from $160-170 million.

Financing Activities

Summary of financing activities

	Six Months
	Ended June 30,
(In millions)	2011	2010

Cash provided (used) by financing activities
Borrowings and repayments:
Short-term debt	$6.5	4.1
Long-term revolving credit facilities	(116.3)	44.6
Unesecured notes	100.0	-
Other long-term debt	(14.6)	1.9
Dividends attributable to:
Shareholders of Brink’s	(9.3)	(9.6)
Noncontrolling interests in subsidiaries	(11.4)	(9.4)
Other	3.2	1.3
Cash flows from financing activities	$(41.9)	32.9

In the first half of 2011, we issued $100 million in unsecured notes through a private placement transaction.  The proceeds were used to pay down outstanding debt from the Revolving Facility.

Our operating liquidity needs are typically financed by cash from operations, short-term debt and the Revolving Facility, described below.

We paid dividends of $0.10 per share in the second quarter of 2011 and $0.20 per share in the first half of 2011.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the board of directors.

Capitalization

We use a combination of debt, leases and equity to capitalize our operations.

Reconciliation of Net Debt to GAAP measures

	June 30,	December 31,
(In millions)	2011	2010

Debt
Short-term	$41.8	36.5
Long-term	356.5	352.7
Total Debt	398.3	389.2

Cash and cash equivalents	155.9	183.0
Less amounts held by cash logistics operations (a)	(30.8)	(38.5)
Amount available for general corporate purposes	125.1	144.5
Net Debt	$273.2	244.7
(a)
 Title to cash received and processed in certain of our secure cash logistics operations transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources and in our computation of Net Debt.

Net Debt is a supplemental non-GAAP financial measure that is not required by, or presented in accordance with GAAP.  We use Net Debt as a measure of our financial leverage.  We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage. Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our consolidated balance sheets.  Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP, as of June 30, 2011, and December 31, 2010.  At June 30, 2011, Net Debt was $286.3 million excluding cash and debt in Venezuelan operations.

Debt
We have an unsecured $400 million revolving bank credit facility (the “Revolving Facility”) with a syndicate of banks.  The Revolving Facility’s interest rate is based on LIBOR plus a margin, alternate base rate plus a margin, or competitive bid.  The Revolving Facility allows us to borrow or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over a four-year term ending in July 2014.  As of June 30, 2011, $292.3 million was available under the Revolving Facility.  Amounts outstanding under the Revolving Facility as of June 30, 2011, were denominated primarily in U.S. dollars and to a lesser extent in Canadian dollars.

The margin on LIBOR borrowings under the Revolving Facility, which can range from 1.225% to 2.325% depending on our credit rating, was 1.75% at June 30, 2011.  The margin on alternate base rate borrowings under the Revolving Facility can range from 0.225% to 1.325%.  We also pay an annual facility fee on the Revolving Facility based on our credit rating.  The facility fee, which can range from 0.15% to 0.55%, was 0.375% at June 30, 2011.

We have three unsecured multi-currency revolving bank credit facilities with a total of $80 million in available credit, of which approximately $43.5 million was available at June 30, 2011.  A $40 million facility expires in December 2011, a $20 million facility expires in December 2012 and another $20 million facility expires in May 2014. Interest on these facilities is based on LIBOR plus a margin.  The margin ranges from 0.14% to 2.50%.  We also have the ability to borrow from other banks, at the banks’ discretion, under short-term uncommitted agreements.  Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

We expect to refinance the $40 million unsecured facility maturing in 2011.

We have two unsecured letter of credit facilities totaling $139 million, of which approximately $23.8 million was available at June 30, 2011.  A $54 million facility expires in December 2014 and an $85 million facility expires in June 2015.  The Revolving Facility and the multi-currency revolving credit facilities are also used for issuance of letters of credit and bank guarantees.

We also have an unsecured bilateral committed credit facility with a total of $20 million in available credit that expires in March 2012.  Interest on this facility is based on LIBOR plus a margin, which ranges from 1.75% to 2.25%.  As of June 30, 2011, $2.6 million was available under the facility.

On January 24, 2011, we issued $100 million in unsecured notes through a private placement debt transaction (the “Notes”).  The Notes are comprised of $50 million in series A notes with a fixed interest rate of 4.57% and $50 million in series B notes with a fixed interest rate of 5.20%.  The Notes are due in January 2021 with principal payments under the series A notes to begin in January 2015.  The proceeds of $100 million were utilized to pay down the Revolving Facility.

The Revolving Facility, the three unsecured multi-currency revolving bank credit facilities, the two letter of credit facilities, the bilateral committed credit facility and the Notes contain subsidiary guarantees and various financial and other covenants.  The financial covenants, among other things, limit our total indebtedness, limit priority debt, limit asset sales, limit the use of proceeds from asset sales and provide for minimum coverage of interest costs.  The credit agreements do not provide for the acceleration of payments should our credit rating be reduced.  If we were not to comply with the terms of our various loan agreements, the repayment terms could be accelerated and the commitments could be withdrawn.  An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  We were in compliance with all financial covenants at June 30, 2011.

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

Equity
At June 30, 2011, we had 100 million shares of common stock authorized and 46.7 million shares issued and outstanding.

U.S. Retirement Liabilities

Underfunded (Overfunded) Status of U.S. Retirement Plans
	Actual	Actual	Projected
(In millions)	2010	1st Half 2011	2nd Half 2011	2012	2013	2014	2015

U.S. pension plans
Beginning underfunded balance	$152.3	191.7	182.0	177.1	123.2	65.5	7.9
Net periodic pension credit (a)	(20.3)	(9.4)	(9.4)	(17.9)	(19.2)	(25.6)	(30.8)
Payment from Brink’s	-	-	-	(35.8)	(33.9)	(30.1)	(26.7)
Benefit plan experience (gain) loss	60.5	-	5.6	1.8	(1.9)	(0.3)	(0.1)
Other	(0.8)	(0.3)	(1.1)	(2.0)	(2.7)	(1.6)	(1.5)
Ending underfunded balance	$191.7	182.0	177.1	123.2	65.5	7.9	(51.2)

UMWA plans
Beginning underfunded balance	$157.5	164.1	163.3	162.6	161.5	160.8	160.5
Net periodic postretirement cost (a)	1.8	(0.8)	(0.7)	(1.1)	(0.7)	(0.3)	0.2
Benefit plan experience loss	4.5	-	-	-	-	-	-
Other	0.3	-	-	-	-	-	-
Ending underfunded balance	$164.1	163.3	162.6	161.5	160.8	160.5	160.7

Black lung and other plans
Beginning unfunded balance	$47.1	62.2	60.2	57.2	52.5	47.9	43.5
Net periodic postretirement cost (a)	2.9	1.4	1.4	2.7	2.5	2.3	2.2
Payment from Brink’s	(5.9)	(3.4)	(4.4)	(7.4)	(7.1)	(6.7)	(6.4)
Benefit plan experience gain	(1.3)	-	-	-	-	-	-
Health care reform remeasurement	19.3	-	-	-	-	-	-
Other	0.1	-	-	-	-	-	-
Ending unfunded balance	$62.2	60.2	57.2	52.5	47.9	43.5	39.3
(a)	Excludes amounts reclassified from accumulated other comprehensive income.

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

	Actual	Actual	Projected
(in millions)	2010	1st Half 2011	2nd Half 2011	FY2011	2012	2013	2014	2015

U.S. pension plans	$(0.8)	4.6	4.8	9.4	12.5	12.5	0.6	(8.2)
UMWA plans	17.8	6.7	6.5	13.2	13.1	12.9	12.8	12.7
Black lung and other plans	4.7	2.6	2.8	5.4	5.4	5.3	5.2	5.2
Total	$21.7	13.9	14.1	28.0	31.0	30.7	18.6	9.7

Amounts allocated to:
North America Segment	$(1.0)	1.5	1.7	3.2	4.3	4.4	(0.2)	(3.6)
Non-segment	22.7	12.4	12.4	24.8	26.7	26.3	18.8	13.3

Total	$21.7	13.9	14.1	28.0	31.0	30.7	18.6	9.7

Summary of Total Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants

This table summarizes actual and projected payments
•	from Brink’s to U.S. retirement plans, and
•	from the plans to participants.

	Actual	Actual	Projected
(in millions)	2010	1st Half 2011	2nd Half 2011	FY2011	2012	2013	2014	2015

Payments from Brink’s to U.S. Plans
U.S. pension plans	$-	-	-	-	35.8	33.9	30.1	26.7
Black lung and other plans	5.9	3.4	4.4	7.8	7.4	7.1	6.7	6.4
Total	$5.9	3.4	4.4	7.8	43.2	41.0	36.8	33.1

Payments from U.S. Plans to participants
U.S. pension plans	$38.0	19.6	21.5	41.1	43.1	45.2	45.7	47.1
UMWA plans	38.1	19.8	16.7	36.5	36.9	37.3	36.9	36.8
Black lung and other plans	5.9	3.4	4.4	7.8	7.4	7.1	6.7	6.4
Total	$82.0	42.8	42.6	85.4	87.4	89.6	89.3	90.3

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of the most recent measurement date.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

Commitments and Contingent Matters

Operating leases
We have made residual value guarantees of approximately $35.1 million at June 30, 2011, related to operating leases, principally for trucks and other vehicles.

Bankruptcy of Brink’s Belgium
Background.  Our former cash-in-transit subsidiary in Belgium (Brink’s Belgium) filed for bankruptcy in November 2010 after a restructuring plan was rejected by local union employees and was placed into bankruptcy on February 2, 2011.  We continue to operate our Global Services unit in Belgium, which provides secure transport of diamonds, jewellery, precious metals, banknotes and other commodities.

Deconsolidation.  Brink’s Belgium continued to provide cash-in-transit services for customers after the bankruptcy filing in November 2010 for approximately three months under the management of court-appointed provisional administrators.  Bankruptcy receivers were subsequently appointed in February 2011 to manage Brink’s Belgium’s liquidation.  We no longer control or provide funding for this company. In accordance with FASB ASC Topic 810, Consolidation, we deconsolidated Brink’s Belgium in November 2010 when the provisional administrators assumed control of it.  We estimated that the fair value of our investment at the date of deconsolidation was $0.  Our carrying value of the investment and advances to the subsidiary at the date of the deconsolidation was $11.7 million, which we wrote off as a result of the deconsolidation, resulting in a pretax loss.

Legal dispute.  In December 2010, the court-appointed provisional administrators of Brink’s Belgium filed a claim for €20 million against a subsidiary of Brink’s.  While we could incur a loss of up to €20 million (equivalent to $29 million at June 30, 2011) if we lose in the court proceeding, we believe that we have strong defenses to this claim and we could prevail in the litigation, resulting in no loss.

In June 2011, a subsidiary of Brink’s entered into a settlement agreement related to this claim.  Upon satisfaction of certain conditions, the Brink’s subsidiary will contribute €7 million (approximately $10 million at June 30, 2011) toward social payments to former Brink’s Belgium employees in exchange for withdrawal by the bankruptcy receivers of the pending litigation and an agreement not to file additional claims. The conditions of the settlement agreement include a release from liability by affected employees, the Belgian tax authority and the Belgian social security authority.  Assuming the conditions are met, the settlement is expected to be finalized during the third quarter of 2011.  The funds are currently held in escrow.  Based on developments to date in connection with the settlement agreement, we have determined that payment is probable, and have recorded a pretax charge of €7 million (approximately $10 million at June 30, 2011).  While the ultimate resolution of this matter is unknown and the estimated liability may change in the future, we do not believe that the ultimate disposition of this matter will have a material adverse effect on our liquidity, financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We serve customers in more than 100 countries, including approximately 50 countries where we operate subsidiaries.  These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates.  In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program.  Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the six months ended June 30, 2011.

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information

This document contains both historical and forward-looking information.  Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, statements regarding future U.S. dollar transactions in Venezuela, the ability to obtain U.S. dollars in Venezuela and future Venezuela cash repatriations, the outcome of pending litigation, including litigation in Belgium, and the anticipated financial effect of the disposition of these matters, organic revenue growth and segment operating profit margin in 2011, projected revenues and profitability in Mexico, non-segment income and expenses, anticipated interest expense, the anticipated annual effective tax rate for 2011 and our tax position and underlying assumptions, anticipated net income attributable to noncontrolling interests, capital expenditures, capital leases and depreciation and amortization for 2011, the expected refinancing of a maturing credit facility, future payment of bonds issued by the Peninsula Ports Authority of Virginia, the ability to meet our liquidity needs, projected retirement plan contributions, costs and expenses, and projected black lung liability and U.S. retirement liabilities.  Forward-looking information in this document is subject to known and unknown risks, uncertainties and contingencies, which could cause actual results, performance or achievements to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond our control, include, but are not limited to continuing market volatility and commodity price fluctuations and their impact on the demand for our services, our ability to improve volumes at favorable pricing levels and increase cost efficiencies in North America, our ability to obtain favorable pricing levels in Latin America to offset recent cost increases, the implementation of high-value solutions, investments in technology and value-added services and their impact on revenue and profit growth, the ability to identify and execute further cost and operational improvements and efficiencies in our core businesses, our ability to integrate successfully recently acquired companies, including acquisitions in Mexico and Canada, and improve their operating profit margins, the willingness of our customers to absorb fuel surcharges and other future price increases, the actions of competitors, our ability to identify acquisitions and other strategic opportunities in emerging markets, regulatory and labor issues in many of our global operations and security threats worldwide, the impact of turnaround actions responding to current conditions in Europe and our productivity and cost control efforts in that region, the stability of the Venezuelan economy and changes in Venezuelan policy regarding exchange rates, fluctuations in value of the Venezuelan bolivar fuerte, our ability to obtain necessary information technology and other services at favorable pricing levels from third party service providers, variations in costs or expenses and performance delays of any public or private sector supplier, service provider or customer, our ability to obtain appropriate insurance coverage, positions taken by insurers with respect to claims made and the financial condition of insurers, safety and security performance, our loss experience, changes in insurance costs, the outcome of pending and future claims and litigation, including claims in Belgium relating to our former CIT business in that country, risks customarily associated with operating in foreign countries including changing labor and economic conditions, currency devaluations, safety and security issues, political instability, restrictions on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive government actions, costs associated with the purchase and implementation of cash processing and security equipment, employee and environmental liabilities in connection with our former coal operations, black lung claims incidence, the impact of the Patient Protection and Affordable Care Act on black lung liability and operations, changes to estimated liabilities and assets in actuarial assumptions due to payments made, investment returns and annual actuarial revaluations, the funding requirements, accounting treatment, investment performance and costs and expenses of our pension plans, the VEBA and other employee benefits, mandatory or voluntary pension plan contributions, the nature of our hedging relationships, the strength of the U.S. dollar relative to foreign currencies and foreign currency exchange rates, changes in estimates and assumptions underlying our critical accounting policies, access to the capital and credit markets, seasonality, pricing and other competitive industry factors.  Additional factors that could cause our results to differ materially from those described in the forward-looking statements can be found under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2010 and in our other public filings with the Securities and Exchange Commission.  The information included in this document is representative only as of the date of this document, and The Brink’s Company undertakes no obligation to update any information contained in this document.

Part II - Other Information

Item 1.  Legal Proceedings

Our former cash-in-transit operation in Belgium (Brink’s Belgium) filed for bankruptcy in November 2010, after a restructuring plan was rejected by local union employees, and was placed in bankruptcy on February 2, 2011.  On December 7, 2010, the court-appointed provisional administrators of Brink’s Belgium filed a claim in the Commercial Court of Brussels for €20 million against Brink’s Security International, Inc. (“BSI”), a subsidiary of Brink’s and the majority shareholder of Brink’s Belgium.  The claim alleges that BSI has a binding obligation to support the operations and liabilities of Brink’s Belgium based on a letter of future financial support issued in connection with the statutory audit of Brink’s Belgium’s 2009 accounts.  While we could incur a loss of up to €20 million (equivalent to $29 million at June 30, 2011) if we lose in the court proceeding, we believe that we have strong defenses to this claim and we could prevail in the litigation, resulting in no loss.

In June 2011, BSI entered into a settlement agreement related to this claim.  Upon satisfaction of certain conditions, BSI will contribute €7 million (approximately $10 million at June 30, 2011) toward social payments to former Brink’s Belgium employees in exchange for withdrawal by the bankruptcy receivers of the pending litigation and an agreement not to file additional claims. The conditions of the settlement agreement include a release from liability by affected employees, the Belgian tax authority and the Belgian social security authority.  The funds are currently being held in escrow.  Assuming the conditions are met, the settlement is expected to be finalized during the third quarter of 2011.  Based on developments to date in connection with the settlement agreement, we have determined that payment is probable, and have recorded a pretax charge of €7 million (approximately $10 million at June 30, 2011).  While the ultimate resolution of this matter is unknown and the estimated liability may change in the future, we do not believe that the ultimate disposition of this matter will have a material adverse effect on our liquidity, financial position or results of operations.

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

Item 5.  Exhibits

Exhibit
Number

10.1	Terms and Conditions for options granted in 2011 under 2005 Equity Incentive Plan.

10.2	Terms and Conditions for restricted stock units granted in 2011 under 2005 Equity Incentive Plan.

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

101
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2011, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Consolidated Balance Sheets at June 30, 2011, and December 31, 2010, (ii)  the Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (iii) the Consolidated Statement of Shareholders' Equity for the six months ended

June 30, 2011, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (v) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

July 28, 2011	By: /s/ Joseph W. Dziedzic
Joseph W. Dziedzic
(Vice President and
Chief Financial Officer)
(principal financial officer)