Form 10-Q
period 2011-09-30
BRINKS CO
filed 2011-10-28
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes  ☐  No  ☒

As of October 25, 2011, 46,830,971 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements

THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(In millions)	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$200.5	183.0
Accounts receivable, net	550.6	525.1
Prepaid expenses and other	134.5	121.0
Deferred income taxes	56.4	48.3
Total current assets	942.0	877.4

Property and equipment, net	717.8	698.9
Goodwill	238.0	244.3
Other intangibles	69.7	83.2
Deferred income taxes	292.1	276.0
Other	84.0	90.7

Total assets	$2,343.6	2,270.5

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$18.6	36.5
Current maturities of long-term debt	24.2	29.0
Accounts payable	133.6	141.5
Accrued liabilities	497.4	469.0
Total current liabilities	673.8	676.0

Long-term debt	358.6	323.7
Accrued pension costs	249.2	266.8
Retirement benefits other than pensions	217.0	218.6
Deferred income taxes	39.1	30.6
Other	180.9	171.7
Total liabilities	1,718.6	1,687.4

Commitments and contingent liabilities (notes 4, 5 and 11)

Equity:
The Brink’s Company (“Brink’s”) shareholders’ equity:
Common stock	46.8	46.4
Capital in excess of par value	557.4	542.6
Retained earnings	578.4	537.5
Accumulated other comprehensive loss	(623.8)	(610.3)
Total Brink’s shareholders’ equity	558.8	516.2

Noncontrolling interests	66.2	66.9

Total equity	625.0	583.1

Total liabilities and equity	$2,343.6	2,270.5

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Income
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions, except per share amounts)	2011	2010	2011	2010

Revenues	$995.8	776.1	2,888.4	2,240.9

Costs and expenses:
Cost of revenues	807.7	626.5	2,373.9	1,840.2
Selling, general and administrative expenses	136.6	107.6	400.3	310.2
Total costs and expenses	944.3	734.1	2,774.2	2,150.4
Other operating income (expense)	11.0	2.1	5.7	8.9

Operating profit	62.5	44.1	119.9	99.4

Interest expense	(6.5)	(4.2)	(18.2)	(9.0)
Interest and other income (expense)	1.3	0.6	6.8	2.7
Income from continuing operations before tax	57.3	40.5	108.5	93.1
Provision for income taxes	20.9	15.5	37.9	46.1

Income (loss) from continuing operations	36.4	25.0	70.6	47.0

Income (loss) from discontinued operations, net of tax	(0.7)	2.2	3.0	(0.4)

Net income	35.7	27.2	73.6	46.6
Less net income attributable to noncontrolling interests	(4.9)	(3.3)	(14.9)	(9.4)

Net income attributable to Brink’s	$30.8	23.9	58.7	37.2

Income (loss) attributable to Brink’s:
Continuing operations	$31.5	21.7	55.7	37.6
Discontinued operations	(0.7)	2.2	3.0	(0.4)

Net income attributable to Brink’s	$30.8	23.9	58.7	37.2

Earnings (loss) per share attributable to Brink’s common shareholders:
Basic:
Continuing operations	$0.66	0.45	1.17	0.78
Discontinued operations	(0.02)	0.05	0.06	(0.01)
Net income	0.64	0.50	1.23	0.77

Diluted:
Continuing operations	$0.66	0.45	1.16	0.77
Discontinued operations	(0.02)	0.05	0.06	(0.01)
Net income	0.64	0.50	1.22	0.76

Weighted-average shares
Basic	48.0	47.8	47.8	48.4
Diluted	48.1	47.9	48.1	48.7

Cash dividends paid per common share	$0.10	0.10	0.30	0.30

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statement of Shareholders’ Equity

Nine Months ended September 30, 2011
(Unaudited)

	Attributable to Brink’s
			Capital		Accumulated	Attributable
			in Excess		Other	to
		Common	of Par	Retained	Comprehensive	Noncontrolling
(In millions)	Shares	Stock	Value	Earnings	Loss	Interests	Total

Balance as of December 31, 2010	46.4	$46.4	542.6	537.5	(610.3)	66.9	583.1

Net income	-	-	-	58.7	-	14.9	73.6
Other comprehensive income (loss)	-	-	-	-	(13.5)	(1.7)	(15.2)
Dividends:
Brink’s common shareholders
($0.30 per share)	-	-	-	(14.0)	-	-	(14.0)
Noncontrolling interests	-	-	-	-	-	(15.4)	(15.4)
Share-based compensation:
Stock options and awards:
Compensation expense	-	-	5.3	-	-	-	5.3
Consideration from exercise
of stock options	0.5	0.5	10.3	-	-	-	10.8
Excess tax benefit of
stock compensation	-	-	1.1	-	-	-	1.1
Other share-based benefit programs	(0.1)	(0.1)	(1.9)	(3.8)	-	-	(5.8)
Acquisitions of new subsidiaries	-	-	-	-	-	0.9	0.9
Acquisitions of noncontrolling interests	-	-	-	-	-	(0.1)	(0.1)
Capital contributions	-	-	-	-	-	0.7	0.7

Balance as of September 30, 2011	46.8	$46.8	557.4	578.4	(623.8)	66.2	625.0

See accompanying notes to consolidated financial statements

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months
	Ended September 30,
(In millions)	2011	2010

Cash flows from operating activities:
Net income	$73.6	46.6
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(3.0)	0.4
Depreciation and amortization	120.5	100.0
Stock compensation expense	5.3	5.1
Deferred income taxes	(29.4)	8.8
Gains and losses:
Sales of available-for-sale securities	(4.4)	-
Sales of property and other assets	(7.9)	(1.2)
Acquisitions of controlling interest of equity-method or cost-method investments	(2.5)	-
Impairment losses	0.8	0.5
Retirement benefit funding (more) less than expense:
Pension	6.6	(4.0)
Other than pension	8.4	11.9
Other operating	8.8	7.7
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(25.7)	(29.2)
Accounts payable, income taxes payable and accrued liabilities	38.2	38.1
Prepaid and other current assets	(24.1)	(34.6)
Other	3.4	2.3
Discontinued operations	1.4	(9.9)
Net cash provided by operating activities	170.0	142.5

Cash flows from investing activities:
Capital expenditures	(118.7)	(102.5)
Acquisitions	(3.0)	(13.9)
Available-for-sale securities:
Purchases	(0.5)	(2.6)
Sales	12.6	1.0
Cash proceeds from sale of property, equipment and investments	12.8	2.5
Short term investments	-	(10.2)
Cash settlements of foreign currency derivatives	0.1	-
Other	-	(5.4)
Net cash used by investing activities	(96.7)	(131.1)

Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term debt	(14.8)	9.6
Long-term revolving credit facilities	(101.5)	56.1
Other long-term debt:
Borrowings	100.0	3.6
Repayments	(21.3)	(14.9)
Cash proceeds from sale-leaseback transactions	14.7	1.2
Debt financing costs	(0.7)	(2.4)
Repurchase shares of common stock of Brink’s	-	(33.7)
Dividends to:
Shareholders of Brink’s	(14.0)	(14.3)
Noncontrolling interests in subsidiaries	(15.4)	(11.9)
Proceeds from exercise of stock options	5.1	1.1
Excess tax benefits associated with stock compensation	1.1	0.5
Minimum tax withholdings associated with stock compensation	(2.5)	(1.8)
Net cash provided (used) by financing activities	(49.3)	(6.9)
Effect of exchange rate changes on cash	(6.5)	1.0
Cash and cash equivalents:
Increase (decrease)	17.5	5.5
Balance at beginning of period	183.0	143.0
Balance at end of period	$200.5	148.5

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

Certain prior year amounts related to the statement of cash flows have been reclassified to conform to the 2011 presentation.

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

Venezuela
Our Venezuelan operations accounted for $178.5 million or 6% of total Brink’s revenues in the nine months ended September 30, 2011.  Our operating margins in Venezuela have varied depending on the mix of business during any year and have been up to three times our overall international segment operating margin rate.

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

At December 31, 2009, the blended three-year cumulative inflation rate was approximately 100.5%. As a result, beginning January 1, 2010, we designated Venezuela’s economy as highly inflationary for accounting purposes, and we consolidated our Venezuelan results using our accounting policy for subsidiaries operating in highly inflationary economies. We remeasured bolivar fuerte-denominated net monetary assets at each balance sheet date using the parallel rate until June 9, 2010, when the Venezuelan government replaced the parallel rate with a new exchange process that requires each transaction be approved by the government’s central bank (the “SITME” rate).  On a daily basis, the central bank publishes ranges of prices at which it may approve transactions to purchase dollar-denominated bonds, resulting in an exchange rate range of 4.3 to 5.3 bolivar fuertes to the U.S. dollar. To date, approved transactions have been at the upper end of the range.  To the extent we need to obtain U.S. dollars, we currently expect our U.S. dollar-denominated transactions to be settled at a rate of 5.3 bolivar fuertes to the U.S. dollar.  We have used this rate to remeasure our bolivar fuerte-denominated monetary assets and liabilities into U.S. dollars at September 30, 2011, resulting in bolivar fuerte-denominated net monetary assets at September 30, 2011, of $44.2 million.  For the nine months ended September 30, 2011, we did not recognize any remeasurement gains or losses as the SITME rate did not change.

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

At September 30, 2011, our Venezuelan subsidiaries held $2.8 million of cash and short-term investments denominated in U.S. dollars and $13.1 million of cash denominated in bolivar fuertes.  On an equity-method basis, we had investments in our Venezuelan operations of $67.2 million at September 30, 2011.

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

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements.  ASU 2010-06 both expands and clarifies the disclosure requirements related to fair value measurements. Entities are required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 of the fair value valuation hierarchy and describe the reasons for the transfers. Additionally, entities are required to disclose information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The new guidance also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques.  We adopted the new disclosures effective January 1, 2010, except for the Level 3 rollforward disclosures. We did not have any significant transfers in and out of Level 1 and Level 2 of the fair value valuation hierarchy during 2010. See note 9 for the required disclosures for a 2011 transfer of certain of our fixed-rate bonds from Level 1 to Level 2 in the fair valuation hierarchy.  We adopted the Level 3 rollforward disclosures effective January 1, 2011. The adoption of the Level 3 disclosures did not have a material effect on our disclosures as the only Level 3 valuations were for investments held by our pension plans.  Since these Level 3 valuations have been estimated using net asset value per share, we are not required to make these disclosures.

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

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which will be effective for us on January 1, 2012 with early adoption permitted.  Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, the two-step impairment test would be required. The ASU also requires that the same qualitative factors be considered when determining whether an interim test of goodwill impairment is necessary and for determining whether it is necessary to perform Step 2 for reporting units with zero or negative carrying amounts.  The option to carry forward an entity’s detailed calculation of fair value of the reporting unit if certain conditions were met has been removed.  We will early adopt this guidance for the 2011 reporting year for our annual October 1 goodwill impairment test.  We are currently evaluating the potential effect of the amended guidance on our financial statements.

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

The primary services of the reportable segments include:
•	Cash-in-transit (“CIT”) – armored vehicle transportation
•	Automated teller machine (“ATM”) – replenishment and servicing
•	Global Services – transportation of valuables globally
•	Cash Logistics – supply chain management of cash
•	Payment Services – consumers pay utility and other bills at payment locations
•	Guarding Services – including airport security

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2011	2010	2011	2010

Revenues:
International	$751.3	547.4	2,158.1	1,556.1
North America	244.5	228.7	730.3	684.8
Revenues	$995.8	776.1	2,888.4	2,240.9

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2011	2010	2011	2010

Operating profit:
International	$61.4	52.6	132.8	110.9
North America	8.7	5.4	25.9	26.1
Segment operating profit	70.1	58.0	158.7	137.0
Non-segment	(7.6)	(13.9)	(38.8)	(37.6)
Operating profit	$62.5	44.1	119.9	99.4

Note 3 – Shares used to calculate earnings per share

Shares used to calculate earnings per share were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2011	2010	2011	2010

Weighted-average shares:
Basic (a)	48.0	47.8	47.8	48.4
Effect of dilutive stock options and awards	0.1	0.1	0.3	0.3
Diluted	48.1	47.9	48.1	48.7

Antidilutive stock options and awards excluded from denominator	2.7	2.7	2.2	2.6

(a)
We have deferred compensation plans for directors and certain of our employees.  Amounts owed to participants are denominated in common stock units.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average units credited to employees and directors under the deferred compensation plans.  Accordingly, included in basic shares are weighted-average units of 1.2 million in the three months and 1.1 million in nine months ended September 30, 2011, and 1.0 million in the three months and 0.9 million in nine months ended September 30, 2010.

Note 4 – Retirement benefits

Pension plans
We have various defined-benefit pension plans covering eligible current and former employees.  Benefits under most plans are based on salary and years of service.

The components of net periodic pension cost (credit) for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2011	2010	2011	2010	2011	2010

Three months ended September 30,

Service cost	$-	-	2.5	1.5	2.5	1.5
Interest cost on projected benefit obligation	11.6	11.6	4.3	3.2	15.9	14.8
Return on assets – expected	(16.2)	(16.7)	(3.0)	(2.6)	(19.2)	(19.3)
Amortization of losses	7.0	4.9	0.9	0.8	7.9	5.7
Settlement loss	-	-	0.7	-	0.7	-
Net periodic pension cost (credit)	$2.4	(0.2)	5.4	2.9	7.8	2.7

Nine months ended September 30,

Service cost	$-	-	7.8	4.6	7.8	4.6
Interest cost on projected benefit obligation	34.7	34.9	12.9	9.8	47.6	44.7
Return on assets – expected	(48.7)	(50.1)	(9.1)	(7.9)	(57.8)	(58.0)
Amortization of losses	21.0	14.6	3.2	2.5	24.2	17.1
Settlement loss	-	-	1.7	-	1.7	-
Net periodic pension cost (credit)	$7.0	(0.6)	16.5	9.0	23.5	8.4

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

The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

	UMWA plans		Black lung and other plans		Total
(In millions)	2011	2010	2011	2010	2011	2010

Three months ended September 30,

Interest cost on accumulated postretirement
benefit obligations	$5.9	6.8	0.7	0.8	6.6	7.6
Return on assets – expected	(6.4)	(6.3)	-	-	(6.4)	(6.3)
Amortization of losses (gains)	3.8	4.1	0.6	0.6	4.4	4.7
Net periodic pension cost (credit)	$3.3	4.6	1.3	1.4	4.6	6.0

Nine months ended September 30,

Interest cost on accumulated postretirement
benefit obligations	$17.9	20.2	2.1	2.2	20.0	22.4
Return on assets – expected	(19.2)	(19.0)	-	-	(19.2)	(19.0)
Amortization of losses (gains)	11.3	12.1	1.8	1.3	13.1	13.4
Net periodic pension cost (credit)	$10.0	13.3	3.9	3.5	13.9	16.8

Note 5 – Income taxes

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Continuing operations
Provision for income taxes (in millions)	$20.9	15.5	37.9	46.1
Effective tax rate	36.5%	38.3%	34.9%	49.5%

2011 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first nine months of 2011 was slightly lower than the 35% U.S. statutory tax rate largely due to a $4.4 million benefit for the release of a U.S. valuation allowance and $1.6 million in benefits for recently enacted legislation in various jurisdictions, tax claims and audit settlements.  These benefits were mostly offset by higher taxes due to the geographical mix of earnings and the characterization of a French business tax as an income tax.

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

Note 6 – Share-based compensation plans

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

We provide share-based awards to directors through the Non-Employee Directors’ Equity Plan (the “Directors’ Plan”).  Only deferred stock units have been granted under the Directors’ Plan to date.

The fair value of options granted during the 2011 and 2010 periods was calculated using the following estimated weighted-average assumptions:

	Three Months
	Ended September 30,
Options Granted	2011			2010

Number of shares underlying options, in thousands	$		290			367
Weighted-average exercise price per share			31.47			19.05

Assumptions used to estimate fair value
Expected dividend yield (a):
Weighted-average			1.3%			2.1%
Range			1.3%			2.1%
Expected volatility (b):
Weighted-average			36%			36%
Range	36%	–	37%	35%	–	39%
Risk-free interest rate (c):
Weighted-average			1.2%			1.4%
Range	0.5%	–	1.9%	0.6%	–	1.9%
Expected term in years (d):
Weighted-average			3.8			3.8
Range	1.9	–	5.3	1.9	–	5.3

Weighted-average fair value estimates at grant date:
In millions	$		2.4			1.7
Fair value per share	$		8.17			4.65
(a)	The expected dividend yield is the calculated yield on Brink’s common stock at the time of the grant.
(b)	The expected volatility was estimated after reviewing the historical volatility of our stock using daily close prices.
(c)   The risk-free interest rate was based on U.S. Treasury debt yields at the time of the grant.
(d)	The expected term of the options was based on our historical option exercise, expiration and post-vesting cancellation behaviors.

Nonvested Share Activity
	Number of Shares			Weighted-Average
	2005	Directors’		Grant-Date
(in thousands of shares, except per share amounts)	Plan	Plan	Total	Fair Value (a)

Balance as of December 31, 2010	299.5	29.1	328.6	$22.84
Granted	143.7	15.8	159.5	30.43
Cancelled awards	(14.9)	-	(14.9)	23.40
Vested	(120.6)	(29.1)	(149.7)	24.07
Balance as of September 30, 2011	307.7	15.8	323.5	$25.99
(a)
Fair value is measured at the date of grant based on the average of the high and low per share quoted sales price of Brink’s common stock, adjusted for a discount on units that do not receive or accrue dividends.

Note 7 – Supplemental cash flow information

	Nine Months
	Ended September 30,
(In millions)	2011	2010

Cash paid for:
Interest	$17.0	7.7
Income taxes	60.0	48.7

We acquired $54.7 million of armored vehicles, CompuSafe® units and other equipment under capital lease arrangements in the first nine months of 2011, as compared to $20.4 million of armored vehicles and CompuSafe® units in the first nine months of 2010.  Total assets acquired under capital lease arrangements in the first nine months of 2011 include $15.4 million in third quarter 2011 sales-leaseback transactions for previously purchased armored vehicles and other equipment.

Note 8 – Comprehensive income (loss)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2011	2010	2011	2010

Amounts attributable to Brink’s:
Net income	$30.8	23.9	58.7	37.2
Benefit plan adjustments	8.1	6.6	23.1	7.4
Benefit plan settlements	(0.5)	-	(1.2)	-
Foreign currency	(72.5)	43.0	(33.8)	0.1
Available-for-sale securities	(0.9)	2.0	(1.6)	2.3
Other comprehensive income (loss)	(65.8)	51.6	(13.5)	9.8
Comprehensive income (loss) attributable to Brink’s	(35.0)	75.5	45.2	47.0

Amounts attributable to noncontrolling interests:
Net income	4.9	3.3	14.9	9.4
Foreign currency	(2.5)	2.6	(1.8)	3.9
Available-for-sale securities	-	-	0.1	0.5
Other comprehensive income (loss)	(2.5)	2.6	(1.7)	4.4
Comprehensive income attributable to noncontrolling interests	2.4	5.9	13.2	13.8

Comprehensive income (loss)	$(32.6)	81.4	58.4	60.8

Note 9 – Fair value of financial instruments

Investments in Available-for-sale Securities
We have available-for-sale securities that are carried at fair value in the financial statements.  For these investments, fair value was estimated based on quoted prices categorized as a Level 1 valuation, except for non-U.S. debt securities. These securities were valued at December 31, 2010, using a discounted cash flow methodology using yields and discount rates based on management’s best estimate of rates that would approximate those that a market participant would use.  Due to the high level of judgment involved in this valuation, we have categorized these investments as Level 3 (valuation levels are defined in our 2010 Form 10-K).

	September 30,	December 31,
(In millions)	2011	2010

Cost
Mutual funds	$16.7	16.9
Non-U.S. debt securities	-	3.6
Equity securities	-	3.7
Total	$16.7	24.2

Gross Unrealized Gains
Mutual funds	$2.9	3.4
Non-U.S. debt securities	-	-
Equity securities	-	2.2
Total	$2.9	5.6

Gross Unrealized Losses
Mutual funds	$-	-
Non-U.S. debt securities	-	(0.2)
Equity securities	-	-
Total	$-	(0.2)

Fair Value
Mutual funds	$19.6	20.3
Non-U.S. debt securities	-	3.4
Equity securities	-	5.9
Total	$19.6	29.6

Fixed-Rate Debt
The fair value estimate of our obligation related to the fixed-rate Dominion Terminal Associates (“DTA”) bonds at December 31, 2010, is based on quoted prices in an active market (a Level 1 valuation).  During the third quarter of 2011, the market for these bonds was not active and we therefore transferred these bonds from Level 1 to Level 2.  At September 30, 2011, the fair value estimate of these bonds is based on price information for these DTA bonds observed in a less-active market.  The fair value and carrying value of our DTA bonds are as follows:

	September 30,	December 31,
(In millions)	2011	2010

DTA bonds
Carrying value	$43.2	43.2
Fair value	43.0	42.9

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

Note 10 – Income from Discontinued Operations

Federal Black Lung Excise Tax (“FBLET”) refunds

The Energy Improvement and Extension Act of 2008 enabled taxpayers to file claims for FBLET refunds for periods prior to those open under the statute of limitations previously applicable to us.  In 2009, we received $23.9 million of FBLET refunds and recognized the majority of these refunds as a pretax gain of $19.7 million in 2009. In the second quarter of 2011, the statute of limitations expired and we recognized a pretax gain of $4.2 million for the remaining portion of the refund.

Note 11 – Commitments and contingent matters

Operating leases
We have made residual value guarantees of approximately $30.1 million at September 30, 2011, related to operating leases, principally for trucks and other vehicles.

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

In December 2010, the court-appointed provisional administrators of Brink’s Belgium filed a claim for €20 million against a subsidiary of Brink’s.  In June 2011, the Brink’s subsidiary entered into a settlement agreement related to this claim.  Under the terms of the settlement agreement, the Brink’s subsidiary agreed to contribute, upon the satisfaction of certain conditions, €7 million toward social payments to former Brink’s Belgium employees in exchange for the bankruptcy receivers requesting withdrawal of the pending litigation and agreeing not to file additional claims. The conditions of the settlement agreement included a release from liability by affected employees, the Belgian tax authority and the Belgian social security authority.  These conditions were satisfied and the settlement was finalized during the third quarter of 2011.  We recorded a pretax charge of €7 million (approximately $10 million) in the second quarter of 2011 related to this claim.

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

•	providing bill payment acceptance and processing services to utility companies and other billers (“Payment Services”)
•	security and guarding services (including airport security)

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

	Third Quarter		%	Nine Months		%
(In millions, except per share amounts)	2011	2010	Change	2011	2010	Change

GAAP
Revenues	$995.8	776.1	28	$2,888.4	2,240.9	29
Segment operating profit (a)	70.1	58.0	21	158.7	137.0	16
Non-segment expense	(7.6)	(13.9)	(45)	(38.8)	(37.6)	3
Operating profit	62.5	44.1	42	119.9	99.4	21
Income from continuing operations (b)	31.5	21.7	45	55.7	37.6	48
Diluted EPS from continuing operations (b)	0.66	0.45	47	1.16	0.77	51

Non-GAAP (c)
Revenues	$995.8	776.1	28	$2,888.4	2,240.9	29
Segment operating profit (a)	70.8	58.0	22	170.5	140.2	22
Non-segment expense	(16.9)	(15.1)	12	(48.5)	(42.5)	14
Operating profit	53.9	42.9	26	122.0	97.7	25
Income from continuing operations (b)	24.9	21.9	14	52.9	47.9	10
Diluted EPS from continuing operations (b)	0.52	0.46	13	1.10	0.98	12

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

Overview
GAAP
Third Quarter
Revenues in the quarter improved 28% from the prior year period.  The increase was mainly due to our 2010 acquisition in Mexico, along with the positive impact of organic revenue growth and currency translation in our International segment. Operating profit increased 42% during the third quarter of 2011 compared to the same period of 2010.  The operating profit improvement is mainly the result of the positive effects of acquisitions and dispositions in the last two years. In the third quarter of 2011, we recognized a $7 million gain on the sale of our U.S. Document Destruction business and a $2 million bargain purchase gain related to our 2010 business acquisition in Mexico.  The operating profit comparison to last year also benefited as a result of $2 million in losses in the third quarter of 2010 related to our former Belgium CIT business.  Organic profit growth in our segments as well as the positive impact of currency translation also contributed to higher profits in the 2011 quarter.

Income from continuing operations and net income attributable to Brink’s, and the related per share amounts, in the third quarter of 2011 were higher than the same 2010 period.  The above described positive factors affecting operating profit, along with a $4 million income tax benefit related to the release of a U.S. valuation allowance, contributed to the improvement in these earnings measures.  These positive factors were partially offset by higher interest expense of $2 million in 2011 due primarily to higher interest rates from the January 2011 issuance of $100 million in unsecured private placement notes and higher overall borrowings to fund acquisitions.

Our 2012 expenses related to retirement plans in the U.S., which are recorded as part of non-segment income (expense) and U.S. segment operating profit, may increase from currently projected amounts depending on market data at the time of the year-end remeasurement.  Based on recent market data for interest rates and plan asset performance, we believe our expenses could increase significantly in 2012.

Nine Months
Revenues in the first nine months improved 29% from the prior year period.  The increase was mainly due to our 2010 acquisition in Mexico.  Organic revenue growth and favorable changes in foreign currency rates in our International segment also contributed to the increase. Operating profit increased 21% during the first nine months of 2011 compared to the same period of 2010 primarily due to higher segment operating profit from our International segment.  International segment operating profit growth reflects the positive impact of currency translation, lower losses from the exit of the Belgium CIT business and organic improvement in Latin America.  These positive factors more than offset a $10 million settlement loss in Belgium recognized in the second quarter of 2011.  Global Services, which operates in all regions, continued to show improved performance.  Non-segment expenses were up slightly as the effects of higher general, administrative and retirement expenses and lower royalties exceeded the 2011 gains on sales of businesses and assets.

Income from continuing operations and net income attributable to Brink’s, and the related per share amounts, in the first nine months of 2011 were higher than the same 2010 period.  In addition to the above described factors affecting operating profit, the increase in these earnings measures also benefited from $4 million of gains on the sale and exchange of available-for-sale securities in 2011, the fact that 2010 results included an income tax charge of $14 million related to U.S. healthcare legislation and a $4 million income tax benefit related to the release of a U.S. valuation allowance in 2011.  The positive impact of these items was partially offset by an $8 million non-cash income tax benefit related to an income tax settlement which was recognized in 2010 and higher interest expense in 2011. The increase in interest expense was due primarily to higher interest rates from the January 2011 issuance of $100 million in unsecured private placement notes and higher overall borrowings to fund acquisitions.  Additionally, we recognized a $4 million gain in discontinued operations in the second quarter of 2011 due to the statute of limitations expiration on 2009 federal black lung excise tax refunds.

Non-GAAP
Non-GAAP results include the following adjustments:
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

GAAP Diluted EPS	$0.66	0.45	1.16	0.77
Exclude gains on asset sales, acquisition and disposition	(0.14)	-	(0.20)	-
Exclude Belgium settlement charge	-	-	0.13	-
Exclude U.S. tax valuation allowance release	(0.09)	-	(0.09)	-
Exclude income tax charge related to U.S. healthcare legislation	-	-	-	0.28
Adjust quarterly tax rate to full-year average rate	0.08	0.02	0.08	(0.05)
Other	0.01	(0.01)	0.02	(0.02)
Non-GAAP Diluted EPS	$0.52	0.46	1.10	0.98
Amounts may not add due to rounding.  Non-GAAP results are reconciled in more detail to the applicable GAAP results on pages 34 –35.

Third Quarter
The analysis of non-GAAP revenues is the same as the analysis of GAAP revenues.

Operating profit increased 26% during the third quarter of 2011 compared to the same period of 2010.  The operating profit improvement is mainly the result of the positive effects of acquisitions and dispositions in the last two years.  Organic growth in our segments and the positive impact of currency translation also contributed to higher profits in the 2011 quarter.

Income from continuing operations attributable to Brink’s and related per share amounts in the third quarter of 2011 were higher than the same 2010 period.   The above described positive factors were partially offset by higher interest expense of $2 million.  Higher interest expense was due primarily to higher interest rates from the January 2011 issuance of $100 million in unsecured private placement notes and increased borrowings related to acquisitions.

Nine Months
The analysis of non-GAAP revenues is the same as the analysis of GAAP revenues.

Operating profit increased 25% during the first nine months of 2011 compared to the same period of 2010.  International segment operating profit growth reflects organic improvement in Latin America and EMEA, the positive impact of currency translation and lower losses due to the exit of the Belgium CIT business.  Global Services, which operates in all regions, continued to show improved performance.

Income from continuing operations attributable to Brink’s and related per share amounts in the nine months of 2011 were higher than the same 2010 period primarily due to the improved results of our International segment, partially offset by higher interest expense.  Higher interest expense was due primarily to higher interest rates from the January 2011 issuance of $100 million in unsecured private placement notes and increased borrowings related to acquisitions.

Segment Operating Results
Segment Review
Third Quarter 2011 versus Third Quarter 2010

GAAP
		Organic	Acquisitions /	Currency		% Change
(In millions)	3Q '10	Change	Dispositions (b)	(c)	3Q '11	Total	Organic
Revenues:
International:
EMEA	$299.8	16.6	(8.3)	27.8	335.9	12	6
Latin America	215.5	46.1	104.9	8.6	375.1	74	21
Asia Pacific	32.1	6.0	-	2.2	40.3	26	19
International	547.4	68.7	96.6	38.6	751.3	37	13
North America	228.7	1.0	12.0	2.8	244.5	7	-
Total	$776.1	69.7	108.6	41.4	995.8	28	9
Operating profit:
International	$52.6	2.9	3.1	2.8	61.4	17	6
North America	5.4	2.4	0.7	0.2	8.7	61	44
Segment operating profit	58.0	5.3	3.8	3.0	70.1	21	9
Non-segment (a)	(13.9)	(2.5)	8.8	-	(7.6)	(45)	18
Total	$44.1	2.8	12.6	3.0	62.5	42	6
Segment operating margin:
International	9.6%				8.2%
North America	2.4%				3.6%
Segment operating margin	7.5%				7.0%

Non-GAAP
		Organic	Acquisitions /	Currency		% Change
(In millions)	3Q '10	Change	Dispositions (b)	(c)	3Q '11	Total	Organic
Revenues:
International:
EMEA	$299.8	16.6	(8.3)	27.8	335.9	12	6
Latin America	215.5	46.1	104.9	8.6	375.1	74	21
Asia Pacific	32.1	6.0	-	2.2	40.3	26	19
International	547.4	68.7	96.6	38.6	751.3	37	13
North America	228.7	1.0	12.0	2.8	244.5	7	-
Total	$776.1	69.7	108.6	41.4	995.8	28	9
Operating profit:
International	$52.6	2.9	3.8	2.8	62.1	18	6
North America	5.4	2.4	0.7	0.2	8.7	61	44
Segment operating profit	58.0	5.3	4.5	3.0	70.8	22	9
Non-segment (a)	(15.1)	(1.8)	-	-	(16.9)	12	12
Total	$42.9	3.5	4.5	3.0	53.9	26	8
Segment operating margin:
International	9.6%				8.3%
North America	2.4%				3.6%
Segment operating margin	7.5%				7.1%

Amounts may not add due to rounding.
(a)	Includes income and expense not allocated to segments (see page 27 for details).
(b)	Includes operating results and gains/losses on acquisitions, sales and exit of businesses.
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

Segment Review
Third Quarter 2011 versus Third Quarter 2010

Consolidated Segment Review

GAAP
Revenue increased 28% to $996 million due primarily to our 2010 acquisition in Mexico along with 13% organic growth in our International segment and the positive impact of currency translation. Segment operating profit increased 21% ($12 million) due to favorable currency exchange rates, lower losses from the exit of our Belgium CIT business and organic profit growth in both reportable segments.   Global Services, which operates in all regions, continued to benefit from an increase in the global movement of valuables, especially banknotes and precious metals.

Non-GAAP
Revenue improved by 28% to $996 million due primarily to our 2010 acquisition in Mexico along with 13% organic growth in our International segment and the positive impact of currency translation. Segment operating profit increased 22% ($13 million).  Favorable changes in foreign currency rates as well as lower losses from the exit of our Belgium CIT business contributed to International segment operating profit growth. Both International and North America reported organic profit growth in the third quarter. Global Services, which operates in all regions, continued to benefit from an increase in the global movement of valuables, especially banknotes and precious metals.

Summary of Pretax Non-GAAP Adjustments		Three Months
		Ended September 30,
(In millions)	2011		2010

International:
Mexico employee benefit settlement losses	$0.7		-
Non-segment:
Gain on sale of U.S. Document Destruction business	(6.7)		-
Acquisition of controlling interests	(2.1)		-
Gains (losses) on sale of property and other assets	(0.5)		-
Royalty from BHS	-		(1.2)

International Segment Review

Overview
GAAP
Revenues in the third quarter of 2011 for our International segment were 37% higher than the same period of 2010 as:
•	revenues in EMEA were 12% higher ($36 million),
•	revenues in Latin America were 74% higher ($160 million), and
•	revenues in Asia Pacific were 26% higher ($8 million).

Operating profit in our International segment increased $9 million due to organic growth, favorable currency exchange rates and lower losses from the exit of the Belgium CIT business.

Non-GAAP
The analysis of non-GAAP International segment revenues is the same as the analysis of GAAP International segment revenues.

Operating profit in our International segment was $10 million higher due primarily to organic growth, favorable currency exchange rates and lower losses from the exit of the Belgium CIT business.

EMEA
GAAP
EMEA revenues increased 12% ($36 million) during the 2011 quarter compared to the 2010 quarter.

The primary factors that increased revenues during the period included:
•	favorable currency impact ($28 million), and
•	organic growth ($17 million);
partially offset by revenue loss related to the exit of our former Belgium CIT business ($9 million).

The organic revenue growth of 6% ($17 million) was due to higher volume in Greece, the Netherlands, Germany, emerging markets and Global Services.

EMEA operating profit increased by $7 million due primarily to:
•	improved results in Greece, the Netherlands and Global Services,
•	lower losses from the exit of Belgium CIT business ($2 million), and
•	favorable currency exchange rates ($2 million).

Non-GAAP
The analysis of non-GAAP EMEA revenues and operating profit is the same as the analysis of GAAP EMEA revenues and operating profit.

Latin America
GAAP
Revenue in Latin America increased 74% ($160 million) due to our acquisition in Mexico ($105 million), organic growth of 21% ($46 million) and favorable currency impact ($9 million).  The organic growth was driven by inflation-based price increases across the region.

Latin America operating profit increased 16% due primarily to organic growth in Argentina, Chile and Colombia, partially offset by a decline in Venezuela.

Non-GAAP
Latin America operating profit increased 19% due primarily to organic growth in Argentina, Chile and Colombia, partially offset by a decline in Venezuela.

Asia Pacific
Revenue and operating profit increased due to growth across most of the region.

North America Segment

Revenues in North America increased 7% ($16 million) due to the Canada acquisition in 2010 ($13 million) and favorable currency impact ($3 million).

Operating profit increased $3 million due to growth in Canada and lower severance ($1 million) more than offset lower CIT demand and continued pricing pressure in the U.S.

Most of the armored vehicles used by our U.S. operations are accounted for as operating leases.  The cost related to these leases is recognized as rental expense in the Consolidated Statements of Income.  Since March 2009, we have acquired armored vehicles in the U.S. either by purchasing or by leasing under agreements that we have accounted for as capital leases.  We currently expect to continue acquiring new vehicles in the U.S. with capital leases. The cost of vehicles under capital lease is recognized as depreciation and interest expense.  Because of the shift in the way we acquire vehicles in the U.S., our depreciation and interest related to the U.S. fleet is higher and our rental expense is lower compared to earlier periods and we expect this trend to continue.

Outlook
2011. Our organic revenue growth rate for 2011 is expected to be in the mid-to-high single-digit percentage range.  After factoring the addition of approximately $400 million of acquisition-related 2011 revenue from Mexico at approximately break-even margin rates, our 2011 segment operating profit margin is expected to be in the 6.0% to 6.3% range versus our targeted range of 6.5% to 7.0% as a result of lower than expected profit growth in Latin America and persistent challenging market conditions in North America and EMEA.

2012. Our organic revenue growth rate for 2012 is expected to continue to be in the mid-to-high single-digit percentage range, and our operating segment margin is expected to be in the 6.5% to 7.0% range.

During 2012, we intend to pursue higher margin business opportunities and continue to invest in information technology.  We expect continued profit growth in Mexico and the rest of Latin America during 2012.  We are projecting North America to improve margins in 2012, and we expect the upward momentum of our Global Services business to continue across all regions.

See page 33 for a summary of our Outlook.

Segment Review
Nine Months 2011 versus Nine Months 2010

Nine Months
GAAP
		Organic	Acquisitions /	Currency		% Change
(In millions)	YTD '10	Change	Dispositions (b)	(c)	YTD '11	Total	Organic
Revenues:
International:
EMEA	$885.1	47.5	(22.4)	66.3	976.5	10	5
Latin America	583.5	115.6	315.0	53.8	1,067.9	83	20
Asia Pacific	87.5	20.0	-	6.2	113.7	30	23
International	1,556.1	183.1	292.6	126.3	2,158.1	39	12
North America	684.8	0.4	36.9	8.2	730.3	7	-
Total	$2,240.9	183.5	329.5	134.5	2,888.4	29	8
Operating profit:
International	$110.9	13.8	(6.8)	14.9	132.8	20	12
North America	26.1	(1.8)	1.1	0.5	25.9	(1)	(7)
Segment operating profit	137.0	12.0	(5.7)	15.4	158.7	16	9
Non-segment (a)	(37.6)	(10.4)	9.2	-	(38.8)	3	28
Total	$99.4	1.6	3.5	15.4	119.9	21	2
Segment operating margin:
International	7.1%				6.2%
North America	3.8%				3.5%
Segment operating margin	6.1%				5.5%

Non-GAAP
		Organic	Acquisitions /	Currency		% Change
(In millions)	YTD '10	Change	Dispositions (b)	(c)	YTD '11	Total	Organic
Revenues:
International:
EMEA	$885.1	47.5	(22.4)	66.3	976.5	10	5
Latin America	583.5	115.6	315.0	53.8	1,067.9	83	20
Asia Pacific	87.5	20.0	-	6.2	113.7	30	23
International	1,556.1	183.1	292.6	126.3	2,158.1	39	12
North America	684.8	0.4	36.9	8.2	730.3	7	-
Total	$2,240.9	183.5	329.5	134.5	2,888.4	29	8
Operating profit:
International	$114.1	13.8	5.0	11.7	144.6	27	12
North America	26.1	(1.8)	1.1	0.5	25.9	(1)	(7)
Segment operating profit	140.2	12.0	6.1	12.2	170.5	22	9
Non-segment (a)	(42.5)	(6.0)	-	-	(48.5)	14	14
Total	$97.7	6.0	6.1	12.2	122.0	25	6
Segment operating margin:
International	7.3%				6.7%
North America	3.8%				3.5%
Segment operating margin	6.3%				5.9%

Amounts may not add due to rounding.

See page 20 for footnote explanations.

Segment Review
Nine Months 2011 versus Nine Months 2010

Consolidated Segment Review

GAAP
Revenue increased 29% to $2,888 million due primarily to our 2010 acquisition in Mexico.  Organic revenue growth of 8% and favorable changes in foreign currency rates in our International segment also contributed to the increase.  Segment operating profit increased $22 million.   International segment operating profit growth reflects the positive impact of currency translation, organic improvement in EMEA and Latin America and lower losses due to the exit of the Belgium CIT business, which more than offset the $10 million loss recognized in 2011 related to a legal settlement in Belgium. Operating profit was relatively flat in North America.  Global Services, which operates in all regions, continued to show improved performance.

Non-GAAP
Revenue improved by 29% to $2,888 million due primarily to our 2010 acquisition in Mexico.  Organic revenue growth of 8% and favorable changes in foreign currency rates in our International segment also contributed to the increase.  Segment operating profit increased $30 million.   International segment operating profit growth reflects the positive impact of currency translation, organic improvement in EMEA and Latin America and lower losses due to the exit of the Belgium CIT business. Operating profit was relatively flat in North America.  Global Services, which operates in all regions, continued to show improved performance.

Summary of Pretax Non-GAAP Adjustments	Nine Months
	Ended September 30,
( In millions)	2011	2010

International:
Settlement loss related to Belgium bankruptcy	$10.1	-
Mexico employee benefit settlement losses	1.7	-
Remeasurement of Venezuelan net monetary assets	-	3.2
Non-segment:
Gain on sale of U.S. Document Destruction business	(6.7)	-
Acquisition of controlling interests	(2.5)	-
Gains on sale of property and other assets	(0.5)	-
Royalty from BHS	-	(4.9)

International Segment Review

Overview
GAAP
Revenues in the first nine months of 2011 for our international segment were 39% higher ($602 million) than the same period of 2010 as:
•	revenues in EMEA were 10% higher ($91 million),
•	revenues in Latin America were 83% higher ($484 million), and
•	revenues in Asia Pacific were 30% higher ($26 million).

Operating profit in our International segment was 20% higher ($22 million) as results were better in Latin America, EMEA and Asia Pacific.

Non- GAAP
The analysis of non-GAAP International segment revenues is the same as the analysis of GAAP International segment revenues.

Operating profit in our International segment was 27% higher as all regions showed improvement.

EMEA
GAAP
EMEA revenues increased 10% ($91 million) due mainly to:
•	positive currency impact ($66 million), and
•	organic growth ($48 million);
partially offset by revenue loss related to the exit of our Belgium CIT business ($28 million).

Revenue improved on an organic basis due to higher volume in Germany (including a special project), France and Greece, as well as growth in emerging markets and Global Services.

EMEA operating profit increased $7 million as:
•	lower charges for severance ($3 million versus $7 million in 2010),
•	the benefit of the Belgium CIT exit ($6 million),
•	growth in our Global Services line of business,
•	the results of a profitable project in Germany, and
•	positive currency impact;
were partially offset by the $10 million loss due to a legal settlement related to the exit of our Belgium CIT business.

Non-GAAP
The analysis of EMEA non-GAAP revenues is the same as the analysis of GAAP revenues.

EMEA operating profit increased $17 million due primarily to:
•	lower charges for severance ($3 million versus $7 million in 2010),
•	the benefit of the Belgium CIT exit ($6 million),
•	growth in our Global Services line of business,
•	the results of a profitable project in Germany, and
•	positive currency impact.

Latin America
GAAP
Revenue in Latin America increased 83% ($484 million), due to the Mexico acquisition ($315 million), organic revenue growth of 20% due to inflation-based price increases across the region and favorable currency impact of $54 million.

Latin America operating profit increased 19% due primarily to:
•	favorable currency impact ($11 million) including the 2010 remeasurement losses on Venezuela monetary assets ($3 million charge), and
•	organic improvement throughout the region, especially in Argentina, Chile, and Colombia;
partially offset by
•	a tax on equity in Colombia,
•	labor agreement expenses, and
•	charges for restructuring and severance ($13 million, $5 million in Mexico, versus $7 million in 2010).

Non-GAAP
The analysis of Latin America non-GAAP revenues is the same as the analysis of GAAP revenues.

Operating profit increased 16% due primarily to:
•	positive currency impact ($8 million), and
•	organic growth throughout the region, especially in Argentina, Chile, and Colombia;
partially offset by
•	a tax on equity in Colombia,
•	labor agreement expenses, and
•	charges for restructuring and severance ($11 million, $4 million in Mexico, versus $7 million in 2010).

Asia Pacific
Revenue and operating profit increased due to growth across most of the region.

.

North American Segment Review

Revenues in North America increased 7% ($46 million) on Canada acquisition ($38 million) and favorable currency rates in Canada ($8 million).  Revenue remained flat on an organic basis due to continued CIT volume and pricing pressure.

Operating profit was relatively flat as lower U.S. CIT demand and volume and pricing pressure were partially offset by improvement in Canada.

Most of the armored vehicles used by our U.S. operations are accounted for as operating leases.  The cost related to these leases is recognized as rental expense in the Consolidated Statements of Income.  Since March 2009, we have acquired armored vehicles in the U.S. either by purchasing or by leasing under agreements that we have accounted for as capital leases.  We currently expect to continue acquiring new vehicles in the U.S. with capital leases. The cost of vehicles under capital lease is recognized as depreciation and interest expense.  Because of the shift in the way we acquire vehicles in the U.S, our depreciation and interest related to the U.S. fleet is higher and our rental expense is lower compared to earlier periods and we expect this trend to continue.

Non-segment Income (Expense)

GAAP	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2011	2010	change	2011	2010	change

Corporate and former operations:
General and administrative	$(11.4)	(9.7)	18	(31.3)	(27.4)	14
Retirement costs (primarily former operations)	(6.2)	(5.9)	5	(18.6)	(16.7)	11
Subtotal	(17.6)	(15.6)	13	(49.9)	(44.1)	13

Other amounts not allocated to segments:
Royalty income:
Brand licensing fees from BHS	-	1.2	(100)	-	4.9	(100)
Other	0.7	0.5	40	1.4	1.3	8
Remeasurement of previously held ownership interest to fair value	-	-	-	0.4	-	fav
Bargain purchase of Mexican CIT business	2.1	-	fav	2.1	-	fav
Gain on sale of U.S. Document Destruction business	6.7	-	fav	6.7	-	fav
Gains on sale of property and other assets	0.5	-	fav	0.5	0.3	67
Subtotal	10.0	1.7	fav	11.1	6.5	71
Non-segment income (expense)	$(7.6)	(13.9)	(45)	(38.8)	(37.6)	3

Third Quarter
Non-segment expenses in the third quarter of 2011 were $6 million lower than 2010, mainly due to:
•	a gain on the sale of the U.S. Document Destruction business ($7 million), and
•	an adjustment to the bargain purchase gain on acquisition of a Mexican CIT business ($2 million);
partially offset by:
•	higher general and administrative costs ($2 million), and
•	lower royalty income ($1 million).

Outlook for full-year 2011
We believe that non-segment expenses will be approximately $54 million in 2011 compared to $63 million last year.  See page 33 for a summary of our 2011 Outlook.

Nine Months
Non-segment expenses in the first nine months of 2011 were $1 million higher than 2010, mainly due to:
•	lower royalty income ($5 million),
•	higher general and administrative costs ($4 million), and
•	increased retirement costs ($2 million);
partially offset by:
•	a gain on the sale of the U.S. Document Destruction business ($7 million), and
•	an adjustment to the bargain purchase gain on acquisition of a Mexican CIT business ($2 million).

Non-GAAP	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2011	2010	change	2011	2010	change

Corporate and former operations:
General and administrative	$(11.4)	(9.7)	18	(31.3)	(27.4)	14
Retirement costs (primarily former operations)	(6.2)	(5.9)	5	(18.6)	(16.7)	11
Subtotal	(17.6)	(15.6)	13	(49.9)	(44.1)	13

Other amounts not allocated to segments:
Royalty income	0.7	0.5	40	1.4	1.3	8
Gains on sale of property and other assets	-	-	-	-	0.3	(100)
Subtotal	0.7	0.5	40	1.4	1.6	(13)
Non-segment income (expense)	$(16.9)	(15.1)	12	(48.5)	(42.5)	14

Third Quarter
Non-segment expenses on a non-GAAP basis in the third quarter of 2011 were $2 million higher than 2010, mainly due to higher general and administrative costs ($2 million).

Nine Months
Non-segment expenses on a non-GAAP basis in the first nine months of 2011 were $6 million higher than 2010, mainly due to increased general and administrative costs ($4 million) and higher retirement costs ($2 million).

Foreign Operations

We currently serve customers in more than 100 countries, including approximately 50 countries where we operate subsidiaries.

We are subject to risks customarily associated with doing business in foreign countries, including labor and economic conditions, political instability, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments.  Changes in the political or economic environments in the countries in which we operate could have a material adverse effect on our business, financial condition and results of operations.  The future effects, if any, of these risks are unknown.

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

 From time to time, we use foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At September 30, 2011, the notional value of our outstanding foreign currency contracts was $43.9 million with average contract maturities of 1 month. The foreign currency contracts primarily offset exposures in the Mexican peso and the euro. These contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings.  We recognized gains of $1.8 million on our foreign currency contracts in the third quarter of 2011.  At September 30, 2011, the fair value of these outstanding contracts was a liability of $0.1 million which was included in accrued liabilities on the consolidated balance sheet.

Venezuelan operations

Our Venezuelan operations constitute a material portion of our overall consolidated operations, and accounted for $178.5 million or 6% of total Brink’s revenues in the nine months ended September 30, 2011.  Our operating margins in Venezuela have varied depending on the mix of business during any year and have been up to three times our overall International segment operating margin rate.

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

•
In addition to the official rate, a parallel market exchange rate was available until a June 2010 law disallowed the use of the parallel rate.  Prior to June 2010, the parallel rate could be used to convert local cash into U.S. dollars.  The average parallel bolivar fuerte to U.S. dollar rate was 6.9 in the first five months of 2010.

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

Translating our Venezuelan operations in our consolidated results
Effective January 1, 2010, we began accounting for Venezuelan subsidiaries as operating in a highly inflationary economy.  We remeasured our bolivar fuerte-denominated net monetary assets and translated our earnings and cash flows at the parallel rate in 2010 until it was disallowed and replaced by the SITME rate in June 2010.  To the extent our Venezuelan subsidiaries need to obtain U.S. dollars, we currently expect our Venezuelan subsidiaries’ U.S. dollar-denominated transactions to be settled at a SITME rate of 5.3 bolivar fuertes to the U.S. dollar.  We also used this rate to remeasure our local currency-denominated net monetary assets and translate our earnings and cash flows into U.S. dollars beginning in June 2010.  For the nine months ended September 30, 2011, we did not recognize any remeasurement gains or losses as the SITME rate did not change.

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

At September 30, 2011, our Venezuelan subsidiaries held $2.8 million of cash and short-term investments denominated in U.S. dollars and $13.1 million of cash denominated in bolivar fuertes.  At September 30, 2011, our bolivar fuerte-denominated net monetary assets were $44.2 million and equity related to our Venezuelan subsidiaries attributable to Brink’s was $67.2 million.

Other Operating Income (Expense)

Other operating income (expense) includes segment and non-segment other operating income and expense.

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2011	2010	change	2011	2010	change

Gain on sale of U.S. Document Destruction business	$6.7	-	fav	6.7	-	fav
Bargain purchase of Mexican CIT business	2.1	-	fav	2.1	-	fav
Remeasurement of previously held ownership interest to fair value	-	-	-	0.4	-	fav
Settlement loss related to Belgium bankruptcy	-	-	-	(10.1)	-	unfav
Share in earnings of equity affiliates	1.3	1.4	(7)	3.4	3.0	13
Royalty income	0.7	2.0	(65)	1.4	6.8	(79)
Gains (losses) on sale of property and other assets	0.7	0.5	40	1.2	1.2	-
Impairment losses	(0.3)	(0.1)	unfav	(0.8)	(0.5)	unfav
Currency exchange transaction losses	(2.2)	(1.2)	83	(1.4)	(4.9)	(71)
Foreign currency hedge gains	1.8	-	fav	1.6	-	fav
Other	0.2	(0.5)	fav	1.2	3.3	(64)
Other operating income (expense)	$11.0	2.1	fav	5.7	8.9	(36)

Third Quarter
Other operating income improved in the third quarter of 2011 mainly as a result of
•	a $7 million gain on sale of U.S. Document Destruction business,
•	$2 million in gains on foreign currency hedging transactions, and
•	a $2 million bargain purchase gain adjustment related to the 2010 Mexico acquisition;
partially offset by
•	$1 million in higher foreign currency transaction losses in the third quarter of 2011.

Nine Months
Other operating income decreased in the first nine months of 2011 mainly as a result of
•	$10 million settlement charge related to a legal dispute in Belgium, and
•	lower royalty income;
partially offset by
•	a $7 million gain on sale of U.S. Document Destruction business,
•	$2 million in gains on foreign currency hedging transactions,
•	a $2 million bargain purchase gain adjustment related to the 2010 Mexico acquisition, and
•	lower foreign currency transaction losses, as the first nine months of 2010 included a $3 million loss from the remeasurement of bolivar-fuerte denominated net monetary assets held in Venezuela.

Nonoperating Income and Expense

Interest expense

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2011	2010	change	2011	2010	change

Interest expense	$6.5	4.2	55	18.2	9.0	102

Interest expense was higher in the third quarter and first nine months of 2011 as a result of higher interest rates from the January 2011 issuance of $100 million in unsecured private placement notes and increased borrowings due to acquisitions.

Outlook for full-year 2011
We expect our interest expense to be $22-24 million in 2011, up from $15 million in 2010 because of:
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

Interest and other income (expense)

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2011	2010	change	2011	2010	change

Interest income	1.3	0.8	63	3.7	2.5	48
Gain on sale of available-for-sale securities	-	-	-	4.4	-	fav
Foreign currency hedge gains (losses)	-	0.1	(100)	(1.2)	0.3	unfav
Other	-	(0.3)	(100)	(0.1)	(0.1)	-
Interest and other income (expense)	$1.3	0.6	fav	6.8	2.7	fav

 Interest and other income (expense) was higher in the first nine months of 2011 primarily due to $4 million in gains on the sale of available-for-sale securities, partially offset by $1 million in foreign currency hedge losses.

Income Taxes

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Continuing operations
Provision for income taxes (in millions)	$20.9	15.5	37.9	46.1
Effective tax rate	36.5%	38.3%	34.9%	49.5%

2011 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first nine months of 2011 was slightly lower than the 35% U.S. statutory tax rate largely due to a $4.4 million benefit for the release of a U.S. valuation allowance and $1.6 million in benefits for recently enacted legislation in various jurisdictions, tax claims and audit settlements.  These benefits were mostly offset by higher taxes due to the geographical mix of earnings and the characterization of a French business tax as an income tax.

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

Noncontrolling Interests

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2011	2010	change	2011	2010	change

Net income attributable to noncontrolling interests	$4.9	3.3	48	14.9	9.4	59

The increase in net income attributable to noncontrolling interests in the first nine months of 2011 was primarily due to an increase in net income of our Venezuelan, Chilean and Colombian subsidiaries.

Outlook for full-year 2011.   We expect net income attributable to noncontrolling interests to be $20-24 million in 2011, up from $16 million reflecting expected increased earnings from non-wholly owned subsidiaries, including Venezuela.

Outlook

2011 and 2012 Revenue: Mid-to-high single-digit percentage organic growth

2011 Non-GAAP Segment Margin: 6.0% to 6.3% (includes impact of 2010 acquisitions)

2012 Non-GAAP Segment Margin: 6.5% to 7.0%

	GAAP		Non-GAAP
(In millions)	Full-Year	Full-Year 2011	Full-Year	Full-Year 2011
	2010	Estimate	2010	Estimate

Non-Segment Expense:
General and administrative	$39	40	$39	40
Retirement plans	23	25	23	25
Royalty income (a)	(7)	(2)	(2)	(2)
(Gains) and losses on acquisitions and asset dispositions (b)	9	(10)	-	-
Non-Segment Expense	$63	54	$59	63

Effective income tax rate	48%	36% – 39%	36%	36% – 39%

Interest Expense	$15	22 – 24	$15	22 – 24

Net income attributable to
noncontrolling interests	$16	20 – 24	$17	20 – 24

Fixed Assets acquired:
Capital expenditures (c)	$149	180 – 190	$149	180 – 190
Capital leases (d)	34	40 – 50	34	40 – 50
Total	$183	220 – 240	$183	220 – 240

Depreciation and amortization	$137	160 – 170	$137	160 – 170

Amounts may not add due to rounding.

(a)	Non-GAAP reflects the elimination of royalties from former home security unit in 2010.
(b)
To eliminate gain recognized on the sale of the U.S. Document Destruction business ($6.7 million), gains related to acquisition of controlling interest in subsidiaries that were previously accounted for as equity or cost method investments ($2.5 million), and gains on sales of former operating assets ($0.5 million)

(c)	The 2011 estimate includes $30 million related to the acquisition in Mexico.
(d)
Includes capital leases for newly acquired assets only.  Sales leaseback transactions in the first nine months of 2011 of $15 million for assets that were originally purchased and included as capital expenditures have been excluded from “Fixed assets acquired -- capital leases.”

For more information about our 2011 outlook, see:
•	page 22 for organic revenue growth,
•	page 22 for segment operating margin,
•	page 27 non-segment expenses,
•	page 32 for effective income tax rate,
•	page 31 for interest expense,
•	page 32 for net income attributable to noncontrolling interests, and
•	page 37 for depreciation and amortization.

See page 22 for more information about our 2012 forecasted segment operating margin.

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
(In millions, except for per share amounts)	GAAP Basis	Gains on Acquisitions and Asset Dispositions (a)	Belgium Settlement Charge (b)	Mexico Employee Benefit Settlement Losses (c)	U.S. Valuation Allowance Release (d)	Adjust Income Tax Rate (e)	Non-GAAP Basis
	Third Quarter 2011
Operating profit:
International	$61.4	-	-	0.7	-	-	62.1
North America	8.7	-	-	-	-	-	8.7
Segment operating profit	70.1	-	-	0.7	-	-	70.8
Non-segment	(7.6)	(9.3)	-	-	-	-	(16.9)
Operating profit	$62.5	(9.3)	-	0.7	-	-	53.9

Amounts attributable to Brink’s:
Income from continuing operations	$31.5	(6.6)	-	0.5	(4.4)	3.9	24.9
Diluted EPS – continuing operations	0.66	(0.14)	-	0.01	(0.09)	0.08	0.52
	Nine Months 2011
Operating profit:
International	$132.8	-	10.1	1.7	-	-	144.6
North America	25.9	-	-	-	-	-	25.9
Segment operating profit	158.7	-	10.1	1.7	-	-	170.5
Non-segment	(38.8)	(9.7)	-	-	-	-	(48.5)
Operating profit	$119.9	(9.7)	10.1	1.7	-	-	122.0

Amounts attributable to Brink’s:
Income from continuing operations	$55.7	(9.7)	6.3	1.2	(4.4)	3.8	52.9
Diluted EPS – continuing operations	1.16	(0.20)	0.13	0.02	(0.09)	0.08	1.10

Amounts may not add due to rounding.

(a)
To eliminate gain recognized on the sale of the U.S. Document Destruction business, gains on available-for-sale equity and debt securities, gains related to acquisition of controlling interest in subsidiaries that were previously accounted for as equity or cost method investments, and gains on sales of former operating assets, as follows:

	Third Quarter 2011		Nine Months 2011
(In millions, except per share amounts)	Operating Profit	EPS	Operating Profit	EPS

Sale of U.S. Document Destruction business	$(6.7)	$(0.09)	$(6.7)	$(0.09)
Gains on available-for-sale equity and debt securities	-	-	-	(0.05)
Acquisition of controlling interests	(2.1)	(0.04)	(2.5)	(0.05)
Sale of former operating assets	(0.5)	(0.01)	(0.5)	(0.01)
	$(9.3)	$(0.14)	$(9.7)	$(0.20)

(b)	To eliminate settlement charge related to exit of Belgium cash-in-transit business.
(c)
To eliminate employee benefit settlement loss related to Mexico.  Portions of Brink’s Mexican subsidiaries’ accrued employee termination benefit were paid in the second and third quarters of 2011.  The employee termination benefit is accounted for under FASB ASC Topic 715, Compensation – Retirement Benefits. Accordingly, the severance payments resulted in settlement losses.

(d)	To eliminate the positive impact of a valuation allowance release in the United States.
(e)
To adjust effective income tax rate to be equal to the full-year non-GAAP effective income tax rate.  The mid-point of the range of the estimated non-GAAP effective tax rate is 37.5% for the full-year 2011.

Non-GAAP Results – Reconciled to Amounts Reported Under GAAP (Continued)
	GAAP Basis	Remeasure Venezuelan Net Monetary Assets (a)	Royalty from BHS (b)	U.S. Healthcare Legislation Tax Charge (c)	Adjust Income Tax Rate (d)	Non-GAAP Basis
	Third Quarter 2010
Operating profit:
International	$52.6	-	-	-	-	52.6
North America	5.4	-	-	-	-	5.4
Segment operating profit	58.0	-	-	-	-	58.0
Non-segment	(13.9)	-	(1.2)	-	-	(15.1)
Operating profit	$44.1	-	(1.2)	-	-	42.9

Amounts attributable to Brink’s:
Income from continuing operations	$21.7	-	(0.7)	-	0.9	21.9
Diluted EPS – continuing operations	0.45	-	(0.01)	-	0.02	0.46
	Nine Months 2010
Operating profit:
International	$110.9	3.2	-	-	-	114.1
North America	26.1	-	-	-	-	26.1
Segment operating profit	137.0	3.2	-	-	-	140.2
Non-segment	(37.6)	-	(4.9)	-	-	(42.5)
Operating profit	$99.4	3.2	(4.9)	-	-	97.7

Amounts attributable to Brink’s:
Income from continuing operations	$37.6	2.0	(3.0)	13.7	(2.4)	47.9
Diluted EPS – continuing operations	0.77	0.04	(0.06)	0.28	(0.05)	0.98

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
effective tax rate for 2010 was 36%.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows before financing activities improved by $61.9 million in the first nine months of 2011 as compared to the first nine months of 2010.  The increase was primarily due to less cash used for investing activities, combined with increased cash flows from operations.

We entered into a new master lease agreement in late 2009 to finance the acquisition of new armored vehicles in the U.S.  Vehicles acquired under the 2009 lease agreement have been accounted for as capital leases.  Vehicles acquired under the previous lease agreement were accounted for as operating leases.

Summary of Cash Flow Information

	Nine Months
	Ended September 30,		$
(In millions)	2011	2010	change

Cash flows from operating activities
Continuing operations:
Before change in customer obligations and income tax payments	$236.6	192.7	43.9
Payment of income taxes	(60.0)	(48.7)	(11.3)
(Decrease) increase in certain customer obligations	(8.0)	8.4	(16.4)
Subtotal	168.6	152.4	16.2
Discontinued operations	1.4	(9.9)	11.3
Operating activities	170.0	142.5	27.5

Cash flows from investing activities:
Capital expenditures	(118.7)	(102.5)	(16.2)
Proceeds from sale of property, equipment and investments	12.8	2.5	10.3
Proceeds from the sale of available-for-sale securities	12.6	1.0	11.6
Acquisitions	(3.0)	(13.9)	10.9
Short-term investments	-	(10.2)	10.2
Other	(0.4)	(8.0)	7.6
Investing activities	(96.7)	(131.1)	34.4

Cash flows before financing activities	$73.3	11.4	61.9

Operating Activities

Operating cash flows increased by $27.5 million in the first nine months of 2011 compared to the same period in 2010.  The increase was primarily due to a $16.2 million increase in cash flows from continuing operations and $11.3 million in less cash used by discontinued operations.  Cash flows from continuing operations increased by $43.9 million after excluding $11.3 million in higher income tax payments and a $16.4 million decrease in cash held for customers in certain cash logistics operations.  The increase in cash flows from continuing operations was primarily due to higher operating profit and an increase in cash flows from working capital, partially offset by a $10 million legal settlement payment related to the exit of our Belgium CIT business and an increase in interest payments.  The amount of cash generated by operating profit was higher than the increase in operating profit primarily because noncash depreciation and amortization expenses were higher in the first nine months of 2011 compared to 2010 driven by new fixed asset acquisitions in the second half of 2010 and the Mexican acquisition in November 2010.   Cash flows from discontinued operations improved because the prior year period included $9.9 million in net cash outflow for a legal claim associated with BAX Global, a former business unit.

Investing Activities

Cash flows from investing activities improved by $34.4 million in the first nine months of 2011 versus the first nine months of 2010 primarily due to $21.9 million in higher proceeds from the sale of assets and businesses, including the sale of the Document Destruction business in the third quarter of 2011, and a $10.9 million reduction in cash used for business acquisitions.  These factors were partially offset by a $16.2 million increase in capital expenditures.

Capital expenditures and depreciation and amortization were as follows:

	Nine Months
	Ended September 30,		$
(In millions)	2011	2010	change

Capital expenditures:
International	$85.6	71.2	14.4
North America	33.1	31.3	1.8
Capital expenditures	$118.7	102.5	16.2

Depreciation and amortization:
International	$78.6	67.7	10.9
North America	41.9	32.3	9.6
Depreciation and amortization	$120.5	100.0	20.5

Capital expenditures in the first nine months of 2011 were primarily for new cash processing and security equipment, armored vehicles and information technology.  Capital expenditures in the nine months of 2011 increased when compared to the same period of 2010 primarily due to an increase in our International segment.  The increase in our International segment is largely due to capital expenditures in Mexico.

Capital expenditures for the full-year 2010 totaled $149 million.  Capital expenditures for the full-year 2011 are currently expected to be approximately $180-190 million.  The increase from 2010 is primarily due to the November 2010 acquisition of business in Mexico.

Depreciation and amortization for the full-year 2011 is currently expected to range from $160-170 million.

Financing Activities

Summary of financing activities

	Nine Months
	Ended September 30,
(In millions)	2011	2010

Cash provided (used) by financing activities
Borrowings and repayments:
Short-term debt	$(14.8)	9.6
Long-term revolving credit facilities	(101.5)	56.1
Unsecured notes	100.0	-
Other long-term debt	(21.3)	(11.3)
Debt financing costs	(0.7)	(2.4)
Repurchase shares of common stock of Brink's	-	(33.7)
Cash proceeds from sale-leaseback transactions	14.7	1.2
Dividends attributable to:
Shareholders of Brink’s	(14.0)	(14.3)
Noncontrolling interests in subsidiaries	(15.4)	(11.9)
Other	3.7	(0.2)
Cash flows from financing activities	$(49.3)	(6.9)

 In the first nine months of 2011, we issued $100 million in unsecured notes through a private placement transaction.  The proceeds were used to pay down outstanding debt from the Revolving Facility.

Our operating liquidity needs are typically financed by cash from operations, short-term debt and the Revolving Facility, described below.

We paid dividends of $0.10 per share in the third quarter of 2011 and $0.30 per share in the first nine months of 2011. The board of directors has approved a dividend of $0.10 per share payable on December 1, 2011.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the board of directors.

Capitalization

We use a combination of debt, leases and equity to capitalize our operations.

Tight credit markets in late 2008 and early 2009 resulted in unreliable credit availability under our U.S. armored vehicle master lease agreement and volatile pricing.  As a result, from March 2009 to late 2009, we purchased vehicles with cash borrowed under our committed credit facilities instead of leasing.  In late 2009 as credit markets stabilized, we began to lease vehicles under a new master agreement.  Vehicles acquired under the 2009 master lease agreement are accounted for as capital leases.  Vehicles acquired under the previous lease agreement are accounted for as operating leases based on terms of that agreement.  We expect to continue financing new vehicles in the U.S. using capital leases.

Reconciliation of Net Debt to GAAP measures

	September 30,	December 31,
(In millions)	2011	2010

Debt
Short-term	$18.6	36.5
Long-term	382.8	352.7
Total Debt	401.4	389.2

Cash and cash equivalents	200.5	183.0
Less amounts held by cash logistics operations (a)	(28.7)	(38.5)
Amount available for general corporate purposes	171.8	144.5
Net Debt	$229.6	244.7
(a)
 Title to cash received and processed in certain of our secure cash logistics operations transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources and in our computation of Net Debt.

Net Debt is a supplemental non-GAAP financial measure that is not required by, or presented in accordance with GAAP.  We use Net Debt as a measure of our financial leverage.  We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage. Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our consolidated balance sheets.  Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP, as of September 30, 2011, and December 31, 2010.  At September 30, 2011, Net Debt was $245 million excluding cash and debt in Venezuelan operations.

Debt
We have an unsecured $400 million revolving bank credit facility (the “Revolving Facility”) with a syndicate of banks.  The Revolving Facility’s interest rate is based on LIBOR plus a margin, alternate base rate plus a margin, or competitive bid.  The Revolving Facility allows us to borrow or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over a four-year term ending in July 2014.  As of September 30, 2011, $278 million was available under the Revolving Facility.  Amounts outstanding under the Revolving Facility as of September 30, 2011, were denominated primarily in U.S. dollars and to a lesser extent in Canadian dollars.

The margin on LIBOR borrowings under the Revolving Facility, which can range from 1.225% to 2.325% depending on our credit rating, was 1.75% at September 30, 2011.  The margin on alternate base rate borrowings under the Revolving Facility can range from 0.225% to 1.325%.  We also pay an annual facility fee on the Revolving Facility based on our credit rating.  The facility fee, which can range from 0.15% to 0.55%, was 0.375% at September 30, 2011.

As of September 30, 2011, we had three unsecured multi-currency revolving bank credit facilities with a total of $80 million in available credit, of which approximately $49 million was available.  A $40 million facility was to expire in December 2011, a $20 million facility expires in December 2012 and another $20 million facility expires in May 2014. On October 3, 2011, we refinanced the $40 million unsecured facility for $30 million, which now expires in October 2014.  Interest on these facilities is based on LIBOR plus a margin.  The margin ranges from 1.0% to 2.50%.  We also have the ability to borrow from other banks, at the banks’ discretion, under short-term uncommitted agreements.  Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

We have two unsecured letter of credit facilities totaling $139 million, of which approximately $25 million was available at September 30, 2011.  A $54 million facility expires in December 2014 and an $85 million facility expires in June 2015.  The Revolving Facility and the multi-currency revolving credit facilities are also used for issuance of letters of credit and bank guarantees.

We also have an unsecured bilateral committed credit facility with a total of $20 million in available credit that expires in March 2012.  Interest on this facility is based on LIBOR plus a margin, which ranges from 1.75% to 2.25%.  As of September 30, 2011, $15 million was available under the facility.

On January 24, 2011, we issued $100 million in unsecured notes through a private placement debt transaction (the “Notes”).  The Notes comprise $50 million in series A notes with a fixed interest rate of 4.57% and $50 million in series B notes with a fixed interest rate of 5.20%.  The Notes are due in January 2021 with principal payments under the series A notes to begin in January 2015.  The proceeds of $100 million were utilized to pay down the Revolving Facility.

The Revolving Facility, the three unsecured multi-currency revolving bank credit facilities, the two letter of credit facilities, the bilateral committed credit facility and the Notes contain subsidiary guarantees and various financial and other covenants.  The financial covenants, among other things, limit our total indebtedness, limit priority debt, limit asset sales, limit the use of proceeds from asset sales and provide for minimum coverage of interest costs.  The credit agreements do not provide for the acceleration of payments should our credit rating be reduced.  If we were not to comply with the terms of our various loan agreements, the repayment terms could be accelerated and the commitments could be withdrawn.  An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  We were in compliance with all financial covenants at September 30, 2011.

We have $43 million of bonds issued by the Peninsula Ports Authority of Virginia recorded as debt on our balance sheet.  Although we are not the primary obligor of the debt, we have guaranteed the debt and we believe that we will ultimately pay this obligation.  The guarantee originated as part of a former interest in Dominion Terminal Associates, a deep water coal terminal. We continue to pay interest on the debt.    The bonds bear a fixed interest rate of 6.0% and mature in 2033.  The bonds may mature prior to 2033 upon the occurrence of specified events such as the determination that the bonds are taxable or if we fail to abide by the terms of the guarantee.

Based on our current cash on hand, amounts available under our credit facilities and current projections of cash flows from operations, we believe that we will be able to meet our liquidity needs for more than the next 12 months.

Equity
At September 30, 2011, we had 100 million shares of common stock authorized and 46.8 million shares issued and outstanding.

U.S. Retirement Liabilities

Underfunded (Overfunded) Status of U.S. Retirement Plans
	Actual	Actual	Projected
(In millions)	2010	Nine Months 2011	4th Quarter	2012	2013	2014	2015

U.S. pension plans
Beginning underfunded balance	$152.3	191.7	177.2	177.1	123.2	65.5	7.9
Net periodic pension credit (a)	(20.3)	(14.0)	(4.8)	(17.9)	(19.2)	(25.6)	(30.8)
Payment from Brink’s	-	-	-	(35.8)	(33.9)	(30.1)	(26.7)
Benefit plan experience (gain) loss	60.5	-	5.6	1.8	(1.9)	(0.3)	(0.1)
Other	(0.8)	(0.5)	(0.9)	(2.0)	(2.7)	(1.6)	(1.5)
Ending underfunded balance	$191.7	177.2	177.1	123.2	65.5	7.9	(51.2)

UMWA plans
Beginning underfunded balance	$157.5	164.1	162.8	162.6	161.5	160.8	160.5
Net periodic postretirement cost (a)	1.8	(1.3)	(0.2)	(1.1)	(0.7)	(0.3)	0.2
Benefit plan experience loss	4.5	-	-	-	-	-	-
Other	0.3	-	-	-	-	-	-
Ending underfunded balance	$164.1	162.8	162.6	161.5	160.8	160.5	160.7

Black lung and other plans
Beginning unfunded balance	$47.1	62.2	59.0	57.2	52.5	47.9	43.5
Net periodic postretirement cost (a)	2.9	2.1	0.7	2.7	2.5	2.3	2.2
Payment from Brink’s	(5.9)	(5.3)	(2.5)	(7.4)	(7.1)	(6.7)	(6.4)
Benefit plan experience gain	(1.3)	-	-	-	-	-	-
Health care reform remeasurement	19.3	-	-	-	-	-	-
Other	0.1	-	-	-	-	-	-
Ending unfunded balance	$62.2	59.0	57.2	52.5	47.9	43.5	39.3
(a) Excludes amounts reclassified from accumulated other comprehensive income.

U.S. Pension Plans
Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement.  There are approximately 21,000 beneficiaries in the plans.  In 2009, we contributed $150 million to the plans, which helped reduce the underfunded status of U.S. plans to $152 million at the end of 2009.  Based on current assumptions we will begin annual contributions to the plan in 2012, which will continue for five years, totaling $135.5 million.

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

	Actual	Actual	Projected
(in millions)	2010	Nine Months 2011	4th Quarter 2011	FY2011	2012	2013	2014	2015

U.S. pension plans	$(0.8)	7.0	2.4	9.4	12.5	12.5	0.6	(8.2)
UMWA plans	17.8	10.0	3.2	13.2	13.1	12.9	12.8	12.7
Black lung and other plans	4.7	3.9	1.5	5.4	5.4	5.3	5.2	5.2
Total	$21.7	20.9	7.1	28.0	31.0	30.7	18.6	9.7

Amounts allocated to:
North America Segment	$(1.0)	2.3	0.9	3.2	4.3	4.4	(0.2)	(3.6)
Non-segment	22.7	18.6	6.2	24.8	26.7	26.3	18.8	13.3

Total	$21.7	20.9	7.1	28.0	31.0	30.7	18.6	9.7

Summary of Total Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants

This table summarizes actual and projected payments
•	from Brink’s to U.S. retirement plans, and
•	from the plans to participants.

	Actual	Actual	Projected
(in millions)	2010	Nine Months 2011	4th Quarter 2011	FY2011	2012	2013	2014	2015

Payments from Brink’s to U.S. Plans
U.S. pension plans	$-	-	-	-	35.8	33.9	30.1	26.7
Black lung and other plans	5.9	5.3	2.5	7.8	7.4	7.1	6.7	6.4
Total	$5.9	5.3	2.5	7.8	43.2	41.0	36.8	33.1

Payments from U.S. Plans to participants
U.S. pension plans	$38.0	29.6	11.5	41.1	43.1	45.2	45.7	47.1
UMWA plans	38.1	27.6	8.9	36.5	36.9	37.3	36.9	36.8
Black lung and other plans	5.9	5.3	2.5	7.8	7.4	7.1	6.7	6.4
Total	$82.0	62.5	22.9	85.4	87.4	89.6	89.3	90.3

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of the most recent measurement date.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

Our 2012 expenses related to retirement plans in the U.S., which are recorded as part of non-segment income (expense) and U.S. segment operating profit, may increase from currently projected amounts depending on market data at the time of the year-end remeasurement.  Based on recent market data for interest rates and plan asset performance, we believe our expenses could increase significantly in 2012.

Commitments and Contingent Matters

Operating leases
We have made residual value guarantees of approximately $30.1 million at September 30, 2011, related to operating leases, principally for trucks and other vehicles.

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

In December 2010, the court-appointed provisional administrators of Brink’s Belgium filed a claim for €20 million against a subsidiary of Brink’s.  In June 2011, the Brink’s subsidiary entered into a settlement agreement related to this claim.  Under the terms of the settlement agreement, the Brink’s subsidiary agreed to contribute, upon the satisfaction of certain conditions, €7 million toward social payments to former Brink’s Belgium employees in exchange for the bankruptcy receivers requesting withdrawal of the pending litigation and agreeing not to file additional claims. The conditions of the settlement agreement included a release from liability by affected employees, the Belgian tax authority and the Belgian social security authority.  These conditions were satisfied and the settlement was finalized during the third quarter of 2011.  We recorded a pretax charge of €7 million (approximately $10 million) in the second quarter of 2011 related to this claim.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We serve customers in more than 100 countries, including approximately 50 countries where we operate subsidiaries.  These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates.  In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program.  Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the nine months ended September 30, 2011.

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information

This document contains both historical and forward-looking information.  Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, statements regarding future U.S. dollar transactions in Venezuela, the ability to obtain U.S. dollars in Venezuela and future Venezuela cash repatriations, the outcome of pending litigation and the anticipated financial effect of the disposition of these matters, future expenses related to U.S. retirement plans, future U.S. vehicle acquisitions through capital leases, organic revenue growth and segment operating profit margin in 2011, projected revenues and profitability in Mexico and the rest of Latin America, market conditions in North America and Europe, the pursuit of higher margin business opportunities and investments in information technology, improved margins in North America, continued momentum of our Global Services business, non-segment expenses, anticipated interest expense, the anticipated annual effective tax rate for 2011 and our tax position and underlying assumptions, anticipated net income attributable to noncontrolling interests, capital expenditures, capital leases and depreciation and amortization for 2011, future payment of bonds issued by the Peninsula Ports Authority of Virginia, the ability to meet our liquidity needs, projected retirement plan contributions, costs and expenses, and projected black lung liability and U.S. retirement liabilities.  Forward-looking information in this document is subject to known and unknown risks, uncertainties and contingencies, which could cause actual results, performance or achievements to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond our control, include, but are not limited to continuing market volatility and commodity price fluctuations and their impact on the demand for our services, our ability to continue profit growth in Mexico and the rest of Latin America, our ability to improve volumes at favorable pricing levels and increase cost efficiencies in the United States, investments in information technology and value-added services and their impact on revenue and profit growth, the strength of the U.S. dollar relative to foreign currencies and foreign currency exchange rates, the implementation of high-value solutions, the ability to identify and execute further cost and operational improvements and efficiencies in our core businesses, our ability to integrate successfully recently acquired companies and improve their operating profit margins, the willingness of our customers to absorb fuel surcharges and other future price increases, the actions of competitors, our ability to identify acquisitions and other strategic opportunities in emerging markets, regulatory and labor issues in many of our global operations and security threats worldwide, the impact of turnaround actions responding to current conditions in Europe and our productivity and cost control efforts in that region, the stability of the Venezuelan economy and changes in Venezuelan policy regarding exchange rates, fluctuations in value of the Venezuelan bolivar fuerte, our ability to obtain necessary information technology and other services at favorable pricing levels from third party service providers, variations in costs or expenses and performance delays of any public or private sector supplier, service provider or customer, our ability to obtain appropriate insurance coverage, positions taken by insurers with respect to claims made and the financial condition of insurers, safety and security performance, our loss experience, changes in insurance costs, the outcome of pending and future claims and litigation, risks customarily associated with operating in foreign countries including changing labor and economic conditions, currency devaluations, safety and security issues, political instability, restrictions on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive government actions, costs associated with the purchase and implementation of cash processing and security equipment, employee and environmental liabilities in connection with our former coal operations, black lung claims incidence, the impact of the Patient Protection and Affordable Care Act on black lung liability and operations, changes to estimated liabilities and assets in actuarial assumptions due to payments made, investment returns, interest rates and annual actuarial revaluations, the funding requirements, accounting treatment, investment performance and costs and expenses of our pension plans, the VEBA and other employee benefits, mandatory or voluntary pension plan contributions, the nature of our hedging relationships, changes in estimates and assumptions underlying our critical accounting policies, access to the capital and credit markets, seasonality, pricing and other competitive industry factors.  Additional factors that could cause our results to differ materially from those described in the forward-looking statements can be found under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2010 and in our other public filings with the Securities and Exchange Commission.  The information included in this document is representative only as of the date of this document, and The Brink’s Company undertakes no obligation to update any information contained in this document.

Part II - Other Information

Item 1.  Legal Proceedings

Our former cash-in-transit operation in Belgium (Brink’s Belgium) filed for bankruptcy in November 2010, after a restructuring plan was rejected by local union employees, and was placed in bankruptcy on February 2, 2011.  On December 7, 2010, the court-appointed provisional administrators of Brink’s Belgium filed a claim in the Commercial Court of Brussels for €20 million against Brink’s Security International, Inc. (“BSI”), a subsidiary of Brink’s and the majority shareholder of Brink’s Belgium.  The claim alleged that BSI has a binding obligation to support the operations and liabilities of Brink’s Belgium based on a letter of future financial support issued in connection with the statutory audit of Brink’s Belgium’s 2009 accounts.

In June 2011, BSI entered into a settlement agreement related to this claim.  Under the terms of the settlement agreement, BSI agreed to contribute, upon the satisfaction of certain conditions, €7 million toward social payments to former Brink’s Belgium employees in exchange for the bankruptcy receivers requesting withdrawal of the pending litigation and agreeing not to file additional claims. The conditions of the settlement agreement included a release from liability by affected employees, the Belgian tax authority and the Belgian social security authority.  After these conditions were satisfied, the settlement was finalized in September 2011 and the request to withdraw the litigation is pending before the court.  We recorded a pretax charge of €7 million in the second quarter of 2011 (approximately $10 million) related to this claim.

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

101
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2011, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Consolidated Balance Sheets at September 30, 2011, and December 31, 2010, (ii)  the Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (iii) the Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 2011, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (v) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

October 27, 2011	By: /s/ Joseph W. Dziedzic
Joseph W. Dziedzic
(Vice President and
Chief Financial Officer)
(principal financial officer)