Form 10-K
period 2011-12-31
BRINKS CO
filed 2012-02-28
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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
Yes ☒                      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes ☒       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ⌧

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒                                                                   Accelerated filer ☐                                 Non-accelerated filer ☐                                              Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☒

As of February 21, 2012, there were issued and outstanding 46,873,022 shares of common stock.  The aggregate market value of shares of common stock held by non-affiliates as of June 30, 2011, was $1,383,834,551.

Documents incorporated by reference:  Part III incorporates information by reference from portions of the Registrant’s definitive 2012 Proxy Statement to be filed pursuant to Regulation 14A.

THE BRINK’S COMPANY

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

TABLE OF CONTENTS

PART I

PART I

ITEM 1.  BUSINESS

Based in Richmond, Virginia, The Brink’s Company is a premier provider of secure logistics and security solutions, including the transportation of valuables, cash logistics and other security-related services to banks and financial institutions, retailers, government agencies, mints, jewelers and other commercial operations around the world.  Other services provided are armored transportation, automated teller machine (“ATM”) replenishment and servicing; network infrastructure services; secure global transportation of valuables (“Global Services”); currency deposit processing and cash management services.  Cash management services include cash logistics services (“Cash Logistics”); deploying and servicing safes and safe control devices (e.g. our patented CompuSafe® service); coin sorting and wrapping, integrated check and cash processing services (“Virtual Vault Services”); providing bill payment acceptance and processing services to utility companies and other billers (“Payment Services”); and guarding services (including airport security or “Aviation Security”).   The Brink’s Company, along with its subsidiaries, is referred to as “we,” “our,” “Brink’s,” or “the Company” throughout this Form 10-K.

Brink’s brand and reputation span across the globe. Our international network serves customers in more than 100 countries and employs approximately 71,000 people.  Our operations include approximately 1,100 facilities and 12,900 vehicles.  Our globally recognized brand, global infrastructure, expertise, longevity and heritage are important competitive advantages.  Over the past several years, we have changed from a conglomerate (with operations in the U.S. monitored home security, heavy-weight freight transportation, coal and other natural resource industries) into a company focused solely on the security industry.

Our operating segments consist of four geographies:  Latin America; Europe, Middle East, and Africa (“EMEA”); Asia Pacific; and North America, which are aggregated into two reportable segments: International and North America.  Financial information related to our two reportable segments (International and North America) and non-segment income and expenses is included in the consolidated financial statements on pages 70–116.

A significant portion of our business is conducted internationally, with 81% of our $3.9 billion in revenues earned outside the United States. Financial results are reported in U.S. dollars and are affected by fluctuations in the relative value of foreign currencies.  Our business is also subject to other risks customarily associated with operating in foreign countries including changing labor and economic conditions, political instability, restrictions on repatriation of earnings and capital, as well as nationalization, expropriation and other forms of restrictive government actions.  The future effects of these risks cannot be predicted.  Additional information about risks associated with our foreign operations is provided on pages 9, 45 and 69.

We have significant liabilities associated with our retirement plans, a portion of which has been funded.  See pages 53–56 and 59–63 for more information on these liabilities.  Additional risk factors are described on pages 9–12.

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

General

Our 2011 segment operating profit was $231 million on revenues of $3.9 billion, resulting in a segment operating profit margin of 5.9%.
GAAP

Non-GAAP*

*Reconciliation to GAAP results is found on page 42

  Amounts may not add due to rounding.

Brink’s operations are located around the world with the majority of our revenues (75%) and segment operating profits (86%) earned outside of North America.

Brink’s serves customers in over 100 countries.  We have ownership interests in operations in approximately 50 countries and have agency relationships with other companies in other countries to complete our global network.  Brink’s ownership interests in subsidiaries and affiliated companies ranged from 36% to 100% at December 31, 2011.  In some instances, local laws limit the extent of Brink’s ownership interest.

International operations have three regions: Latin America; Europe, Middle East and Africa (“EMEA”); and Asia Pacific.  On a combined basis, international operations generated 2011 revenues of $2.9 billion (75% of total) and segment operating profit of $200 million (86% of total).

Brink’s Latin America generated $1.5 billion in revenues in 2011 (38%) and operates 275 branches in 12 countries.  Its largest operations are in Mexico, Brazil, Venezuela and Colombia.  Mexico had $415 million or 28% of Latin American revenues (11% of total) in 2011.  Brazil accounted for $387 million or 26% of Latin American revenues (10% of total) in 2011.   Venezuela accounted for $269 million or 18% of Latin American revenues (7% of total) in 2011.

Brink’s EMEA generated $1.3 billion in revenues in 2011 (33% of Brink’s total 2011 revenues) and operates 262 branches in 26 countries.  Its largest operations are in France, Germany and the Netherlands.  In 2011, France accounted for $567 million or 44% of EMEA revenues (15% of total).

Brink’s Asia-Pacific generated $154 million in revenues in 2011 (4%) and operates 110 branches in ten countries.

North American operations include 147 branches in the U.S. and 59 branches in Canada.  North American operations generated 2011 revenues of $974 million (25% of total) and segment operating profit of $31 million (14% of total).

The largest nine Brink’s operations (U.S., France, Mexico, Brazil, Venezuela, Canada, Colombia, Germany and the Netherlands) accounted for $3.0 billion or 77% of total 2011 revenues.

(In millions)	2011	% total	% change	2010	% total	% change	2009	% total	% change

Revenues by region:

Latin America:
Mexico	$415.2	11	fav	$51.7	2	-	$-	-	-
Brazil	386.8	10	28	303.3	10	18	257.6	8	33
Venezuela	269.2	7	45	185.9	6	(51)	376.1	12	7
Other	389.5	10	16	336.5	11	24	271.0	9	6
Total	1,460.7	38	66	877.4	28	(3)	904.7	29	13

EMEA
France	567.2	15	6	533.0	17	(13)	615.2	20	(12)
Other	729.7	19	9	666.8	21	4	642.3	20	(3)
Total	1,296.9	33	8	1,199.8	38	(5)	1,257.5	40	(7)

Asia Pacific	153.7	4	22	126.5	4	61	78.7	2	10
Total International	2,911.3	75	32	2,203.7	71	(2)	2,240.9	71	-

North America	974.2	25	6	917.8	29	3	894.1	29	(4)

Total Revenues	$3,885.5	100	24	$3,121.5	100	-	$3,135.0	100	(1)
Amounts may not add due to rounding.

Geographic financial information related to revenues and long-lived assets is included in the consolidated financial statements on page 86.

Services
Our primary services include:
•	Cash-in-transit (“CIT”) – armored vehicle transportation
•	Automated teller machine (“ATM”) – replenishment and servicing, network infrastructure services
•	Global Services – transportation of valuables globally
•	Cash Logistics – supply chain management of cash
•	Payment Services – consumers pay utility and other bills at payment locations
•	Guarding Services – including airport security

Brink’s typically provides customized services under separate contracts designed to meet the distinct needs of customers.  Contracts usually cover an initial term of at least one year and range up to five years, depending on the service.  The contracts generally remain in effect after the initial term until canceled by either party.

Core Services (54% of total revenue in 2011)
CIT and ATM Services are core services we provide to customers throughout the world. Core services generated approximately $2.1 billion of revenues in 2011.

CIT – Serving customers since 1859, our success in CIT is driven by a combination of rigorous security practices, high-quality customer service, risk management and logistics expertise.  CIT services generally include the secure transportation of:
•	cash between businesses and financial institutions such as banks and credit unions,
•	cash, securities and other valuables between commercial banks, central banks and investment banking and brokerage firms, and
•	new currency, coins, bullion and precious metals for central banks and other customers.

ATM Services – We manage nearly 92,000 ATM units worldwide for banks and other cash dispensing operators.  We provide cash replenishment, monitoring and forecasting capabilities, deposit pickup and processing services.  Advanced online tools deliver consolidated electronic reports for simplified reconciliation.  We assist financial institutions in managing the processes and infrastructure that are critical to the deployment of ATM networks and electronic payment networks.

High-value Services (36% of total revenue in 2011)
Our core services, combined with our brand and global infrastructure, provide a substantial platform from which we offer additional high-value services. High-value services generated approximately $1.4 billion of revenues in 2011.

Global Services  – Serving customers in more than 100 countries, Brink’s is a leading global provider of secure logistics for valuables including diamonds, jewelry, precious metals, securities, currency, high-tech devices, electronics and pharmaceuticals.  The comprehensive suite of services provides packing, pickup, secure storage, inventory management, customs clearance, consolidation and secure transport and delivery through a combination of armored vehicles and secure air and sea transportation to leverage our extensive global network.  Our specialized diamond and jewelry operations have offices in the major diamond and jewelry centers of the world.

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

Money processing services generally include counting, sorting and wrapping currency.  Other currency management services include cashier balancing, counterfeit detection, account consolidation and electronic reporting.  Retail and bank customers use Brink’s to count and reconcile coins and currency, prepare bank deposit information and replenish coins and currency in specific denominations.

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

Other Security Services (10% of total revenue in 2011)
Security and Guarding – We protect airports, offices, warehouses, stores, and public venues with electronic surveillance, access control, fire prevention and highly trained patrolling personnel.

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

Growth Strategy

Our growth strategy is summarized below:

•	Maximize profits in developed markets (primarily North America and Europe)
•	Accelerate productivity and cost control efforts.
•	Invest in higher-margin solutions; shift revenue mix to High-value Services (primarily Cash Logistics and Global Services).

•	Invest in emerging markets that meet internal metrics for projected growth, profitability and return on investment.

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

Service Mark and Patents
BRINKS is a registered service mark in the U.S. and certain foreign countries.  The BRINKS mark, name and related marks are of material significance to our business.  We own patents expiring in 2012 for certain coin sorting and counting machines.  We also own patents for safes, including our integrated CompuSafe® service, which expire between 2015 and 2022.  These patents provide us with important advantages; however, we are not dependent on the existence of these patents.

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

Employee Relations
At December 31, 2011, our company had approximately 71,000 full-time and contract employees, including approximately 8,000 employees in the United States (of whom approximately 800 were classified as part-time employees) and approximately 63,000 employees outside the United States.  At December 31, 2011, Brink’s was a party to twelve collective bargaining agreements in North America with various local unions covering approximately 2,000 employees.  The agreements have various expiration dates from 2012 to 2015.  Outside of North America, approximately 56% of branch employees are members of labor or employee organizations.  We believe our employee relations are satisfactory.

Acquisitions
We have grown in the last several years partially as a result of acquiring security-related businesses in various markets to meet our Growth Strategy objectives.  Our largest recent acquisitions were in Brazil and India in 2009 and Mexico and Canada in 2010.  In addition, we made some smaller but strategically important acquisitions.  We did not make any significant acquisitions in 2011.  Below is a summary of our recent acquisitions.  See note 6 to the consolidated financial statements for more information on these acquisitions.

2009
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

2010
France.  We acquired Est Valeurs S.A., a provider of CIT and cash services in Eastern France, in March 2010. Est Valeurs employs approximately 100 people and had 2009 revenue of $13 million.

Russia.  We acquired a majority stake in a Russian cash processing business in April 2010 that complements a Russian CIT business that was acquired in January 2009.  With principal operations in Moscow and approximately 500 employees, the combined operations offer a full range of CIT, ATM, money processing and Global Services operations for domestic and international markets.

Mexico.  We acquired a controlling interest in Servicio Pan Americano de Proteccion, S.A. de C.V. (“SPP”), a CIT, ATM and money processing business, for $60 million in November 2010. We previously owned a 20.86% interest in SPP and we acquired an additional 78.89% of the outstanding shares. In compliance with Mexican law, the remaining 0.25% noncontrolling interest is held by a Mexican trust. SPP is the largest secure logistics company in Mexico and this acquisition expands our operations in one of the world’s largest CIT markets.  SPP has approximately $400 million in annual revenues with approximately 12,000 full-time and contract employees, 80 branches and 1,350 armored vehicles across its nationwide network of CIT, ATM and money processing operations.

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

2011
There were no significant acquisitions in 2011.

2012
France. We acquired Kheops, SAS, a provider of logistics software and related services, for approximately $17 million in January 2012.  This acquisition gives us proprietary control of software used primarily in our cash-in-transit and money processing operations in France.

DISCONTINUED OPERATIONS

Former Businesses
We have significant liabilities related to benefit plans that pay medical costs for retirees of our former coal operations.  A portion of these liabilities has been funded.  We expect to have ongoing expenses within continuing operations and future cash outflow for these liabilities.  See notes 3 and 17 to the consolidated financial statements for more information.

ITEM 1A.  RISK FACTORS

We operate in highly competitive industries.

We compete in industries that are subject to significant competition and pricing pressures in most markets.  Because we believe we have competitive advantages such as brand name recognition and a reputation for a high level of service and security, we resist competing on price alone.  However, continued pricing pressure from competitors or failure to achieve pricing based on the competitive advantages identified above could affect our customer base or pricing structure and have an adverse effect on our business, financial condition, results of operations and cash flows.  In addition, given the highly competitive nature of our industries, it is important to develop new solutions and product and service offerings to help retain and expand our customer base.  Failure to develop, sell and execute new solutions and offerings in a timely and efficient manner could also negatively affect our ability to retain our existing customer base or pricing structure and have an adverse effect on our business, financial condition, results of operations and cash flows.

Decreased use of cash could have a negative impact on our business.

The proliferation of payment options other than cash, including credit cards, debit cards, stored-value cards, mobile payments and on-line purchase activity, could result in a reduced need for cash in the marketplace and a decline in the need for physical bank branches and retail stores.  To mitigate this risk, we are developing new lines of business, but there is a risk that these initiatives may not offset the risks associated with our traditional cash-based business.

We have significant operations outside the United States.

We currently serve customers in more than 100 countries, including approximately 50 countries where we operate subsidiaries.  Eighty-one percent (81%) of our revenue in 2011 came from operations outside the U.S.  We expect revenue outside the U.S. to continue to represent a significant portion of total revenue.  Business operations outside the U.S. are subject to political, economic and other risks inherent in operating in foreign countries, such as:

•	the difficulty of enforcing agreements, collecting receivables and protecting assets through foreign legal systems;
•	trade protection measures and import or export licensing requirements;
•	difficulty in staffing and managing widespread operations;
•	required compliance with a variety of foreign laws and regulations;
•	enforcement of our global compliance program in foreign countries with a variety of laws, cultures and customs;
•	varying permitting and licensing requirements in different jurisdictions;
•	foreign ownership laws;
•	changes in the general political and economic conditions in the countries where we operate, particularly in emerging markets;
•	threat of nationalization and expropriation;
•	higher costs and risks of doing business in a number of foreign jurisdictions;
•	laws or other requirements and restrictions associated with organized labor;
•	limitations on the repatriation of earnings;
•	fluctuations in equity, revenues and profits due to changes in foreign currency exchange rates, including measures taken by governments to devalue official currency exchange rates;
•	inflation levels exceeding that of the U.S; and
•	inability to collect for services provided to government entities which have become illiquid or have difficulty paying their debts.

We are exposed to certain risks when we operate in countries that have high levels of inflation, including the risk that:

•	the rate of price increases for services will not keep pace with the cost of inflation;
•	adverse economic conditions may discourage business growth which could affect demand for our services;
•	the devaluation of the currency may exceed the rate of inflation and reported U.S. dollar revenues and profits may decline; and
•	these countries may be deemed “highly inflationary” for U.S. generally accepted accounting principles (“GAAP”) purposes.

We manage these risks by monitoring current and anticipated political and economic developments, monitoring adherence to our global compliance program and adjusting operations as appropriate.  Changes in the political or economic environments of the countries in which we operate could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We have substantial pension and retiree medical obligations, a portion of which have been funded.  The amount of these obligations is significantly affected by factors that are not in our control, including interest rates used to determine the present value of future payment streams, investment returns, medical inflation rates, participation rates and changes in laws and regulations.  Our liabilities for these plans increased significantly in 2008 primarily as a result of a decline in value of plan investments.  To improve the funded status of The Brink’s Company Pension-Retirement Plan, we made a voluntary $150 million cash and stock contribution in 2009.  The funded status of the plan was approximately 71% as of December 31, 2011.  Based on actuarial assumptions at the end of 2011, we expect that we will be required to make contributions totaling $228 million to The Brink’s Company Pension-Retirement Plan over a six-year period ending in 2017.  This could adversely affect our liquidity and our ability to use our resources to make acquisitions and to otherwise grow our business.  The net periodic costs of our retirement plans in 2010 and 2011 were adversely affected by the investment losses sustained in 2008, and although plan investments have partially recovered in the last two years, we anticipate that expenses in future years will continue to be affected as the unrecognized losses are recognized into earnings.  If these investments have additional losses, our future cash requirements and costs for these plans will be further adversely affected.

Earnings of our Venezuelan operations may not be transferred to non-Venezuelan subsidiaries for the foreseeable future, which will restrict our ability to use these earnings and cash flows for general corporate purposes such as reducing our debt.

Under a June 2010 law in Venezuela, exchanging local currency for U.S. dollars requires the approval of the government’s central bank.  Approved transactions may not exceed $350,000 per legal entity per month.  We believe the law will limit the repatriation of cash from Venezuela for the foreseeable future, and as a result, will reduce the amount of cash in the future that could be used for general corporate purposes, including reducing our debt.  At December 31, 2011, our Venezuelan subsidiaries held $1.3 million of cash and short-term investments denominated in U.S. dollars and $8.9 million of cash denominated in bolivar fuertes.

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

Negative publicity to our name or brand could lead to a loss of revenue or profitability.

We are in the security business and our success and longevity are based to a large extent on our reputation for trust and integrity.  Our reputation or brand, particularly the trust placed in us by our customers, could be negatively impacted in the event of perceived or actual breaches in our ability to conduct our business ethically, securely and responsibly.  Any damage to our brand could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Failures of our IT system could have a material adverse effect on our business.

We are heavily dependent on our information technology (IT) infrastructure.  Significant problems with our infrastructure, such as telephone or IT system failure, computer viruses or other third-party tampering with IT systems, or failure to develop new technology platforms to support new initiatives and product and service offerings, could halt or delay our ability to service our customers, hinder our ability to conduct and expand our business and require significant remediation costs.  In addition, we continue to evaluate and implement upgrades to our IT systems.  We are aware of inherent risks associated with replacing these systems, including accurately capturing data and system disruptions, and believe we are taking appropriate action to mitigate these risks through testing, training, and staging implementation.  However, there can be no assurances that we will successfully launch these systems as planned or that they will occur without disruptions to our operations. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our inability to access capital or significant increases in our cost of capital could adversely affect our business.

Our ability to obtain adequate and cost-effective financing depends on our credit ratings as well as the liquidity of financial markets. A negative change in our ratings outlook or any downgrade in our current investment-grade credit ratings by the rating agencies could adversely affect our cost and/or access to sources of liquidity and capital. Additionally, such a downgrade could increase the costs of borrowing under available credit lines. Disruptions in the capital and credit markets could adversely affect our ability to access short-term and long-term capital. Our access to funds under short-term credit facilities is dependent on the ability of the participating banks to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity. Longer disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, or failures of significant financial institutions could adversely affect our access to capital needed for our business.

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

We are subject to covenants for our credit facilities and for our unsecured notes.

Our credit facilities as well as our unsecured notes are subject to financial covenants, including a limit on the ratio of debt to earnings before interest, taxes, depreciation, and amortization, limits on the ability to pledge assets, limits on the total amount of indebtedness we can incur, limits on the use of proceeds of asset sales and minimum coverage of interest costs.  Although we believe none of these covenants are presently restrictive to operations, the ability to meet the financial covenants can be affected by changes in our results of operations or financial condition.  We cannot provide assurance that we will meet these covenants.  A breach of any of these covenants could result in a default under existing credit facilities.  Upon the occurrence of an event of default under any of our credit facilities, the lenders could cause amounts outstanding to be immediately payable and terminate all commitments to extend further credit.  The occurrence of these events would have a significant effect on our liquidity and cash flows.

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

Forward-Looking Statements

This document contains both historical and forward-looking information.  Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, statements regarding future performance of The Brink’s Company and its global operations, including organic revenue growth and segment operating profit margin in 2012, the pursuit of growth through acquisitions in developed, emerging and adjacent markets, employee relations, expenses and cash outflows related to former operations, the percentage of total revenues from outside the United States, future contributions to our Pension-Retirement Plan, the repatriation of cash from our Venezuelan operations, the outcome of pending litigation and the anticipated financial effect of the disposition of these matters, the pursuit of higher margin business opportunities, investments in information technology, profit growth in Mexico and Latin America, improved margins in North America and Europe, growth of our Global Services business, the acquisition of new vehicles in the United States with capital leases, expected non-segment income and expenses, 2012 projected interest expense, the realization of deferred tax assets, our anticipated effective tax rate for 2012 and our tax position, the reinvestment of earnings on operations outside the United States, net income attributable to noncontrolling interests, projected currency impact on revenue, capital expenditures, capital leases and depreciation and amortization, the funding of our acquisition strategy and pension obligations, the trend of capital expenditures exceeding depreciation and amortization, the ability to meet liquidity needs, future payment of bonds issued by the Peninsula Ports Authority of Virginia, the registration and issuance of shares of common stock to satisfy pension contribution requirements, estimated contractual obligations for the next five years and beyond, projected contributions, expenses and payouts for the U.S. retirement plans and the non-U.S. pension plans and the expected long-term rate of return and funded status of the primary U.S. pension plan, expected liability for and future contributions to the UMWA plans, liability for black lung obligations, the projected impact of a new excise tax on the UMWA plans, our ability to obtain U.S. dollars to operate our business in Venezuela at the SITME rate, the effect of accounting rule changes, the performance of counterparties to hedging agreements, the recognition of unrecognized tax positions, future amortizations into net periodic pension cost, the deductibility of goodwill, projected minimum repayments of long-term debt, the replacement of operating leases, future minimum lease payments, and the recognition of costs related to stock option grants.  Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which could cause actual results, performance or achievements to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond our control, include, but are not limited to continuing market volatility and commodity price fluctuations and their impact on the demand for our services, our ability to maintain or improve volumes at favorable pricing levels and increase cost efficiencies in the United States, our ability to continue profit growth in Mexico and the rest of Latin America, the effect of current macro-economic uncertainty on our operations in Europe, investments in information technology and value-added services and their impact on revenue and profit growth, the strength of the U.S. dollar relative to foreign currencies and foreign currency exchange rates, the implementation of high-value solutions, the ability to identify and execute further cost and operational improvements and efficiencies in our core businesses, our ability to integrate successfully recently acquired companies and improve their operating profit margins, the willingness of our customers to absorb fuel surcharges and other future price increases, the actions of competitors, our ability to identify acquisitions and other strategic opportunities in emerging markets, security threats worldwide, labor issues, including the possibility of work stoppages, the impact of turnaround actions responding to current conditions in Europe and our productivity and cost control efforts in that region, the stability of the Venezuelan economy and changes in Venezuelan policy regarding exchange rates, fluctuations in value of the Venezuelan bolivar fuerte, our ability to obtain necessary information technology and other services at favorable pricing levels from third party service providers, variations in costs or expenses and performance delays of any public or private sector supplier, service provider or customer, our ability to obtain appropriate insurance coverage, positions taken by insurers with respect to claims made and the financial condition of insurers, safety and security performance, our loss experience, changes in insurance costs, the outcome of pending and future claims and litigation, risks customarily associated with operating in foreign countries including changing labor and economic conditions, currency devaluations, safety and security issues, political instability, restrictions on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive government actions, costs associated with the purchase and implementation of cash processing and security equipment, employee and environmental liabilities in connection with our former coal operations, black lung claims incidence, the impact of the Patient Protection and Affordable Care Act on black lung liability and operations, changes to estimated liabilities and assets in actuarial assumptions due to payments made, investment returns, interest rates and annual actuarial revaluations, the funding requirements, accounting treatment, investment performance and costs and expenses of our retirement plans, the VEBA and other employee benefits, projections regarding the number of participants in and beneficiaries of our employee and retiree benefit plans, mandatory or voluntary retirement plan and VEBA contributions, the number of dependents of mine workers for whom benefits are provided, actual retirement experience of the former coal operation’s employees, actual medical and legal expenses relating to benefits, changes in inflation rates (including medical inflation) and interest rates, changes in mortality and morbidity assumptions, discovery of new facts relating to civil suits, the addition of claims or changes in relief sought by adverse parties, our cash, debt and tax position and growth needs, our demand for capital and the availability and cost of such capital, the nature of our hedging relationships, changes in employee obligations, overall domestic and international economic, political, social and business conditions, capital markets performance, changes in estimates and assumptions underlying our critical accounting policies, as more fully described in the section “Application of Critical Accounting Policies” but including the likelihood that net deferred tax assets will be realized, discount rates, expectations of future performance and anticipated return on assets, the timing of deductibility of expenses and inflation, the promulgation and adoption of new accounting standards and interpretations, seasonality, new government regulations and interpretations of existing regulations, legislative initiatives, judicial decisions, issuances of permits, variations in costs or expenses and the ability of counterparties to perform.  The information included in this document is representative only as of the date of this document, and The Brink’s Company undertakes no obligation to update any information contained in this document.

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

The following table discloses leased and owned facilities and vehicles for Brink’s most significant operations as of December 31, 2011.

	Facilities			Vehicles
Region	Leased	Owned	Total	Leased	Owned	Total

U.S.	148	28	176	2,018	224	2,242
Canada	47	12	59	504	52	556
North America	195	40	235	2,522	276	2,798

Latin America	351	106	457	554	5,249	5,803
EMEA	238	44	282	786	2,961	3,747
Asia Pacific	113	-	113	2	590	592
International	702	150	852	1,342	8,800	10,142

Total	897	190	1,087	3,864	9,076	12,940

As of December 31, 2011, we had approximately 14,800 units for our CompuSafe® service installed worldwide, of which approximately 13,400 units were located in the U.S.  In 2011, revenues from our CompuSafe® service represented approximately 8% of North America’s revenues.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant

The following is a list as of February 20, 2012, of the names and ages of the executive and other officers of Brink’s indicating the principal positions and offices held by each.  There are no family relationships among any of the officers named.

Name	Age	Positions and Offices Held	Held Since
Executive Officers:
Thomas C. Schievelbein	58	Interim President and Chief Executive Officer	2011
Joseph W. Dziedzic	43	Vice President and Chief Financial Officer	2009
Frank T. Lennon	70	Vice President and Chief Administrative Officer	2005
McAlister C. Marshall, II	42	Vice President and General Counsel	2008
Ronald F. Rokosz	66	Vice President – International	2011
Matthew A. P. Schumacher	53	Controller	2001

Other Officers:
Jonathan A. Leon	45	Treasurer	2008
Lisa M. Landry	46	Vice President - Tax	2009
Michael J. McCullough	41	Secretary	2009
Arthur E. Wheatley	69	Vice President – Risk Management and Insurance	1988

Executive and other officers of Brink’s are elected annually and serve at the pleasure of the Board.

Mr. Schievelbein is the interim President and Chief Executive Officer of the Company and has held that position since December 2011, prior to which he served as the interim Executive Chairman of the Company from November 2011 to December 2011. He has also served as a director of the Company since March 2009.  He is the retired President of Northrop Grumman Newport News, a subsidiary of the Northrop Grumman Corporation, a global defense company, and has been a business consultant since November 2004. Mr. Schievelbein served as President of Northrop Grumman Newport News from November 2001 until his retirement in November 2004.  Mr. Schievelbein currently also serves as a director of Huntington Ingalls Industries, Inc., McDermott International, Inc. and New York Life Insurance Company.

Mr. Dziedzic is the Vice President and Chief Financial Officer of the Company.  Mr. Dziedzic was hired in May 2009 and appointed to this position in August 2009.  Before joining Brink’s, Mr. Dziedzic was Chief Financial Officer for GE Aviation Services, a producer, seller and servicer of jet engines, turboprop and turbo shaft engines and related replacement parts, from March 2006 to May 2009.

Mr. Marshall was appointed Vice President and General Counsel of the Company in September 2008 and also held the office of Secretary from September 2008 to July 2009.  Prior to joining Brink’s, Mr. Marshall was the Vice President, General Counsel and Secretary at Tredegar Corporation, a manufacturer of plastic films and aluminum extrusions, from October 2006 to September 2008.

Messrs. Lennon, Schumacher and Wheatley have served in their present positions for more than the past five years.

Mr. Rokosz was appointed Vice President-International of the Company in November 2011.  He also serves as Executive Vice President and Chief Operating Officer of Brink’s, Incorporated, a position he has held since January 2009.  Prior to this position, Mr. Rokosz was President, Brink’s International of Brink’s, Incorporated from October 2006 to January 2009.

Mr. Leon is the Company’s Treasurer.  Mr. Leon was hired in June 2008 and appointed to this position in July 2008. Before joining Brink’s, Mr. Leon was the Assistant Treasurer for Universal Corporation, a leaf tobacco merchant and processor, from January 2007 to June 2008.  Prior to this position, Mr. Leon was the Assistant Treasurer for the Company from July 2005 to January 2007.

Ms. Landry was appointed Vice President-Tax of the Company in July 2009.  Prior to this position, Ms. Landry was Director of Taxes and Chief Tax Counsel of Brink’s from December 2006 to July 2009.

Mr. McCullough was appointed Secretary of the Company on July 10, 2009.  Prior to this position, Mr. McCullough was Assistant General Counsel and Director of Corporate Governance and Compliance from October 2006 to July 2009, and served as Assistant Secretary from July 2007 to July 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the symbol “BCO.”  As of February 17, 2012, there were 1,859 shareholders of record of common stock.

The dividends declared and the high and low prices of our common stock for each full quarterly period within the last two years are as follows:

	2011 Quarters				2010 Quarters
	1 st	2 nd	3 rd	4 th	1 st	2 nd	3 rd	4 th

Dividends declared per common share	$0.1000	0.1000	0.1000	0.1000	$0.1000	0.1000	0.1000	0.1000
Stock prices:
High	$33.24	34.46	31.91	31.37	$28.93	29.59	23.75	27.42
Low	26.24	26.75	21.71	21.53	23.37	19.00	18.30	22.55

See note 16 to the consolidated financial statements for a description of limitations of our ability to pay dividends in the future.

The following graph compares the cumulative 5-year total return provided to shareholders of The Brink’s Company’s common stock compared to the cumulative total returns of the S&P Midcap 400 index and the S&P Midcap 400 Commercial Services & Supplies Index. The graph tracks the performance of a $100 investment in our common stock and in each index from December 31, 2006, through December 31, 2011.  The performance of The Brink’s Company’s common stock assumes that the shareholder reinvested all dividends received during the period and reinvested the proceeds of a hypothetical sale of shares received from the spin-off of our former monitored security business on October 31, 2008.  The graphs presented in the Form 10-Ks for 2009 and 2010 incorrectly overstated the company’s cumulative total returns for the years after 2007 for the spin-off. The graphs correctly assumed a reinvestment of the hypothetical sale of shares received in the spin-off, but incorrectly assumed a proportionate retroactive decline in all of the stock prices in the period before the October 31, 2008 spin-off. The graph below corrects this error.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2011
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
2006
2007
2008
2009
2010
2011
The Brink's Company
S&P Midcap 400
S&P Midcap 400 Commercial Services & Supplies

*$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Source:  Zacks Investment Research, Inc.

Comparison of Five-Year Cumulative Total Return Among
Brink’s Common Stock, the S&P MidCap 400 Index and
the S&P Midcap 400 Commercial Services & Supplies Index (1)

	Years Ended December 31,
	2006	2007	2008	2009	2010	2011

The Brink's Company	$100.00	93.98	76.63	70.42	79.13	80.27
S&P Midcap 400 Index	100.00	107.97	68.84	94.57	119.77	117.68
S&P Midcap 400 Commercial Services & Supplies Index	100.00	102.12	76.09	91.59	111.71	121.63
Copyright © 2011, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.
(1)
For the line designated as “The Brink’s Company” the graph depicts the cumulative return on $100 invested in The Brink’s Company’s common stock.  For the S&P Midcap 400 Index and the S&P Midcap 400 Commercial Services & Supplies Index, cumulative returns are measured on an annual basis for the periods from December 31, 2006, through December 31, 2011, with the value of each index set to $100 on December 31, 2006. Total return assumes reinvestment of dividends and the reinvestment of proceeds from the sale of the shares received related to the spin-off of our former monitored security business on October 31, 2008. We chose the S&P Midcap 400 Index and the S&P Midcap 400 Commercial Services & Supplies Index because we are included in these indices, which broadly measure the performance of mid-size companies in the United States market.

ITEM 6. SELECTED FINANCIAL DATA

 Five Years in Review

(In millions, except per share amounts)	2011	2010	2009	2008	2007

Revenues and Income

Revenues	$3,885.5	3,121.5	3,135.0	3,163.5	2,734.6

Segment operating profit	$231.1	208.9	213.4	271.9	223.3
Non-segment income (expense)	(59.8)	(62.6)	(46.6)	(43.4)	(62.3)
Operating profit	$171.3	146.3	166.8	228.5	161.0

Income attributable to Brink’s:
Income from continuing operations	73.0	56.8	195.7	131.8	78.4
Income from discontinued operations (a)	1.5	0.3	4.5	51.5	58.9
Net income attributable to Brink’s	$74.5	57.1	200.2	183.3	137.3
Financial Position

Property and equipment, net	$749.2	698.9	549.5	534.0	1,118.4
Total assets	2,406.2	2,270.5	1,879.8	1,815.8	2,394.3
Long-term debt, less current maturities	335.3	323.7	172.3	173.0	89.2
Brink’s shareholders’ equity	408.0	516.2	534.9	214.0	1,046.3

Supplemental Information

Depreciation and amortization	$162.4	136.6	135.1	122.3	110.0
Capital expenditures	196.2	148.8	170.6	165.3	141.8

Earnings per share attributable to Brink’s common shareholders

Basic:
Continuing operations	$1.52	1.18	4.14	2.85	1.68
Discontinued operations (a)	0.03	0.01	0.10	1.11	1.27
Net income	$1.56	1.18	4.23	3.96	2.95

Diluted:
Continuing operations	$1.52	1.17	4.11	2.82	1.67
Discontinued operations (a)	0.03	0.01	0.10	1.10	1.25
Net income	$1.55	1.18	4.21	3.93	2.92

Cash dividends	$0.4000	0.4000	0.4000	0.4000	0.3625

Weighted-average Shares

Basic	47.8	48.2	47.2	46.3	46.5
Diluted	48.1	48.4	47.5	46.7	47.0
(a)
Income from discontinued operations reflects the operations and gains and losses, if any, on disposal of our former home security and air freight businesses.  Expenses related to retirement obligations are recorded as a component of continuing operations after the respective disposal dates.  Adjustments to contingent liabilities are recorded within discontinued operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE BRINK’S COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2011

OPERATIONS

The Brink’s Company

The Brink’s Company offers transportation and logistics management services for cash and valuables throughout the world.  These services include:
•	armored car transportation, which we refer to as cash in transit (“CIT”)
•	automated teller machine (“ATM”) - replenishment and servicing, network infrastructure services
•	arranging secure transportation of valuables over long distances and around the world (“Global Services”)
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

Executive Summary

Non-GAAP Financial Measures
We provide an analysis of our operations below on both a generally accepted accounting principles (“GAAP”) and non-GAAP basis.  The purpose of the non-GAAP information is to report our financial information
•	without certain income and expense items in 2009, 2010 and 2011,
•	as if our results from Venezuela had been translated at the less-favorable parallel exchange rate in 2009, and
•	after adjusting tax expense for certain items.

The non-GAAP financial measures are intended to provide information to assist comparability and estimates of future performance.  The adjustments are described in detail and are reconciled to our GAAP results on pages 42–44.

2011 versus 2010

GAAP
Our revenues increased $764 million or 24% and our operating profit increased $25 million or 17% in 2011.  Revenues increased due to our 2010 acquisitions in Mexico and Canada, organic growth in our International segment and favorable changes in currency exchange rates.  Operating profit increased primarily due to the factors described below.

Our income from continuing operations in 2011 increased 29% compared to 2010 primarily due to:
•	higher operating profit from:
•	the positive impact of changes in currency exchange rates ($14 million),
•	organic improvement in Latin America ($12 million),
•	2011 net gains on acquisitions and asset dispositions ($10 million),
•	2010 net losses related to an acquisition ($9 million),
•	lower losses from the 2010 exit ($6 million) and deconsolidation ($13 million) of the Belgium CIT business, and
•	the impact of our 2010 acquisition in Mexico, as well as
•	lower tax expense due to an income tax charge in 2010 related to U.S. healthcare legislation ($14 million).

These positive factors more than offset:
•	lower operating profit from:
•	lower profits in North America ($13 million),
•	a 2011 settlement loss related to the Belgium bankruptcy ($10 million), and
•	lower royalty income from our former home security business ($5 million),
•	increased borrowing costs ($9 million),
•	higher net income attributable to noncontrolling interests ($8 million).

Segment results also reflected increased security costs across all regions.

Our earnings per share from continuing operations was $1.52, up from $1.17 in 2010.

Non-GAAP
Our revenues increased $764 million or 24% and our operating profit increased $18 million or 9% in 2011.  Revenues increased due to our acquisitions in Mexico and Canada, organic growth in our International segment and favorable changes in currency exchange rates.  Operating profit increased primarily due to the factors described below.

Our income from continuing operations in 2011 decreased 5% primarily due to:
•	lower operating profit in North America ($9 million),
•	increased borrowing costs ($9 million), and
•	higher net income attributable to noncontrolling interests ($6 million).

These negative factors more than offset higher operating profit from:
•	organic improvement in Latin America ($13 million),
•	the positive impact of currency exchange rates ($10 million),
•	lower losses from the 2010 exit of the Belgium CIT business ($6 million), and
•	the impact of our 2010 acquisition in Mexico.

Segment results also reflected increased security costs across all regions.

Our earnings per share from continuing operations was $1.90, down from $1.99 in 2010.

2010 versus 2009

GAAP
Our revenues decreased $14 million or less than 1% and our operating profit declined $21 million or 12% in 2010.  Revenues were lower mainly due to the unfavorable impact of currency exchange rates related primarily to a change in the way we translate our Venezuelan results to U.S. dollars.  Revenues also declined due to exiting a French guarding business in 2009 and a CIT business in Belgium in 2010.  Revenues were favorably affected in 2010 by organic growth in our International segment and incremental revenues from the acquisition of a CIT business in Mexico.  Operating profit declined primarily due to the factors described below.

Our income from continuing operations in 2010 was lower than 2009 primarily due to:
•	an income tax valuation allowance reversal in 2009 ($118 million),
•	lower operating profit from:
•	an unfavorable currency effect ($44 million), related primarily to the reporting of 2010 results from Venezuela at a less favorable exchange rate,
•	a gain in 2009 related to an acquisition in India ($14 million),
•	losses recognized related to the exit of the CIT business in Belgium ($13 million),
•	lower profits in North America ($13 million),
•	a net loss related to the 2010 Mexican acquisition ($9 million), and
•	lower gains on sales of assets ($8 million), as well as
•	an income tax charge in 2010 related to U.S. healthcare legislation ($14 million).

These negative factors more than offset:
•	higher operating profit from
•	organic improvements in Latin America ($50 million) and
•	organic improvements in Europe ($25 million), as well as
•	a non-cash income tax benefit related to an income tax settlement ($7 million).

Segment results also reflected improved Global Services performance and lower security costs in all regions.

Our earnings per share from continuing operations was $1.17, down from $4.11 in 2009.

Non-GAAP
Our revenues increased $224 million or 8% and our operating profit increased $50 million or 36% in 2010.  Revenues increased mainly due to improved performance on an organic basis in our International segment, reflecting inflation-based price increases in Latin America.  Revenues also increased due to the acquisition of a CIT business in Mexico, partially offset by exiting a guarding business in France during 2009 and a CIT business in Belgium during 2010.  Operating profit increased due to the factors described below.

Our income from continuing operations in 2010 was higher than 2009 primarily due to higher operating profit from:
•	higher profits in Europe ($27 million), and

•	organic improvement in Latin America ($18 million).

These positive factors were offset by lower operating profit in North America.

Segment results also reflected improved Global Services performance and lower security costs in all regions.

Our earnings per share from continuing operations was $1.99, up from $1.40 in 2009.

Outlook for 2012

GAAP
Our organic revenue growth rate for 2012 is expected to be in the 5% to 8% range, and our operating segment margin is expected to be in the 6.5% to 7.0% range. Our International organic revenue growth rate for 2012 is expected to be in the 7% to 10% range, and our International segment margin is expected to be in the 7.0% to 8.0% range.  Our North America organic revenue growth rate for 2012 is expected to be flat, and our North America segment margin is expected to be in the 3.6% to 4.6% range.

Non-GAAP
Our outlook for non-GAAP revenues is the same as our outlook for GAAP revenues.

Our operating segment margin is expected to be in the 6.5% to 7.0% range. Our International segment margin is expected to be in the 7.0% to 8.0% range and our North America segment margin is expected to be in the 4.5% to 5.5% range.

During 2012, we intend to pursue higher margin business opportunities and continue to invest in information technology.  We expect continued profit growth in Mexico and the rest of Latin America during 2012.  We expect North America and Europe to improve margins in 2012, and we expect our Global Services growth to continue across all regions. See page 41 for a summary of our 2012 Outlook.

Definition of Organic Growth
Organic growth represents the change in revenues or operating profit between the current and prior period, excluding the effect of the following items:  acquisitions and dispositions, changes in currency exchange rates (as described on page 28) and the remeasurement of net monetary assets in Venezuela under highly inflationary accounting.

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

Former Businesses
We have significant liabilities associated with our former coal operations, primarily related to retirement plans, which are partially funded by plan trusts.

Information about our liabilities related to former operations is contained in the following sections of this report:
•	Non-segment Income (Expense) on page 35
•	Liquidity and Capital Resources – Contractual Obligations – on page 53
•	Application of Critical Accounting Policies – on page 57
•	Notes 3 and 17 to the consolidated financial statements, which begin on page 87

RESULTS OF OPERATIONS

Consolidated Review

	GAAP			% Change		Non-GAAP (c)			% Change
Years Ended December 31,	2011	2010	2009	2011	2010	2011	2010	2009	2011	2010
(In millions, except per share amounts)

Revenues	$3,885.5	3,121.5	3,135.0	24	-	$3,885.5	3,121.5	2,897.1	24	8
Segment operating profit (a)	231.1	208.9	213.4	11	(2)	246.5	224.5	172.9	10	30
Non-segment expense	(59.8)	(62.6)	(46.6)	(4)	34	(40.6)	(36.2)	(34.7)	12	4
Operating profit	171.3	146.3	166.8	17	(12)	205.9	188.3	138.2	9	36
Income from continuing operations (b)	73.0	56.8	195.7	29	(71)	91.6	96.4	66.7	(5)	45
Diluted EPS from continuing operations (b)	1.52	1.17	4.11	30	(72)	1.90	1.99	1.40	(5)	42
Amounts may not add due to rounding.

(a)
Segment operating profit is a non-GAAP measure when presented in any context other than prescribed by Accounting Standards Codification Topic 280, Segment Reporting.  The tables on pages 28 and 31 reconcile the measurement to operating profit, a GAAP measure.  Disclosure of total segment operating profit enables investors to assess the total operating performance of Brink’s excluding non-segment income and expense.  Forward-looking estimates related to total segment operating profit and non-segment income (expense) for 2012 are provided on page 41.

(b)	Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.
(c)	Non-GAAP earnings information is contained on pages 42 –44, including reconciliation to amounts reported under GAAP.

 Summary Reconciliation of Non-GAAP EPS

Years Ended December 31,	2011	2010	2009

GAAP EPS	$1.52	1.17	4.11
Excludes U.S. retirement plan expenses	0.37	0.28	0.25
Exclude costs related to former CEO retirement	0.05	-	-
Exclude Belgium exit charges	0.13	0.16	-
Exclude gains on asset sales, acquisitions and dispositions	(0.20)	0.12	(0.43)
Exclude Venezuela related items	-	-	0.04
U.S. healthcare legislation charge	-	0.29	-
Exclude U.S. tax valuation allowance release	-	-	(2.48)
Other	0.03	(0.02)	(0.09)
Non-GAAP EPS	$1.90	1.99	1.40
Amounts may not add due to rounding.  Non-GAAP results are reconciled in more detail to the applicable GAAP results on pages 42–44.

Revenues

GAAP
2011 versus 2010
Revenues in 2011 increased $764 million or 24% due to:
•	our 2010 acquisitions in Mexico and Canada ($414 million),
•	organic growth in our International segment ($262 million), and
•	favorable exchange rate variances ($114 million);
partially offset by the exit of unprofitable CIT business in Belgium ($30 million).  See page 23 for our definition of “organic.”

Revenues increased 8% on an organic basis due mainly to higher average selling prices (including the effects of inflation in several Latin American countries).

2010 versus 2009
Revenues in 2010 decreased $14 million or less than 1% due to:
•	unfavorable changes in currency exchange rates ($273 million), related primarily to the reporting of 2010 results from Venezuela at a less favorable exchange rate,
•	the sale of guarding operations in France in 2009 ($48 million), and
•	the exit of an unprofitable CIT business in Belgium ($8 million);
partially offset by organic growth ($228 million) and the effect of businesses acquired in 2010 and 2009 ($88 million).  See page 23 for our definition of “organic.”

Revenues increased 7% on an organic basis due mainly to higher average selling prices (including the effects of inflation-based price increases in several Latin American countries).

Non-GAAP
2011 versus 2010
The analysis of non-GAAP revenues is the same as the analysis of GAAP revenues.

2010 versus 2009
Revenues in 2010 increased 8% primarily due to organic growth ($157 million) and revenues from businesses acquired in 2010 and 2009 ($88 million).

Revenues increased 5% on an organic basis due mainly to higher average selling prices (including the effects of inflation-based price increases in several Latin American countries).

Operating Profit

GAAP
2011 versus 2010
Operating profit increased 17% due mainly to:
•	the positive impact of changes in currency exchange rates ($14 million),
•	organic improvement in Latin America ($12 million),
•	2011 net gains on acquisitions and asset dispositions ($10 million),
•	2010 net losses related to acquisitions ($9 million),
•	lower losses from the 2010 exit ($6 million) and deconsolidation ($13 million) of the Belgium CIT business, and
•	the impact of our 2010 acquisition in Mexico;
partially offset by lower profits in North America ($13 million), a settlement loss related to the Belgium bankruptcy ($10 million), and lower royalties from our former home security business ($5 million).

Results were also affected by increased security costs in all regions.

2010 versus 2009
Operating profit decreased 12% due mainly to:
•	an unfavorable currency effect ($44 million), related primarily to the reporting of 2010 results from Venezuela at a less favorable exchange rate,
•	a $14 million gain in 2009 related to an acquisition in India,
•	losses recognized related to the exit of the CIT business in Belgium ($13 million),
•	lower profits in North America ($13 million),
•	a net loss related to a 2010 acquisition in Mexico ($9 million), and
•	lower gains related to asset sales ($8 million);
partially offset by growth on an organic basis in our International segment.

Results were also affected by price and volume pressure across most of our global markets and lower security costs in all regions.

Non-GAAP
2011 versus 2010
Operating profit increased 9% due mainly to:
•	organic improvement in Latin America ($13 million),
•	positive impact of currency exchange rates ($10 million),
•	the exit from the Belgium CIT business ($6 million), and
•	the impact of our 2010 acquisition in Mexico.
These positive factors more than offset lower profits in North America ($9 million).

Results were also affected by increased security costs in all regions.

2010 versus 2009
Operating profit increased 36% due mainly to growth on an organic basis in our International segment ($49 million), partially offset by lower profits in North America ($12 million).

Results were also affected by price and volume pressure across most of our global markets and lower security costs in all regions.

Income from continuing operations and net income, and related per share amounts
(attributable to Brink’s)

GAAP
2011 versus 2010
Income from continuing operations and net income (and related per share amounts) was higher in 2011 compared to 2010. The above described positive factors affecting operating profit, as well as lower tax expense due to a $14 million income tax charge in 2010 related to U.S. healthcare legislation, were partially offset by increased borrowing costs ($9 million) and higher income attributable to noncontrolling interests ($8 million).

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

Non-GAAP
2011 versus 2010
Income from continuing operations and net income (and related per share amounts) was lower in 2011 compared to 2010 primarily as a result of increased borrowing costs ($9 million), higher income attributable to noncontrolling interests ($6 million) and an increase in the non-GAAP tax rate which more than offset higher operating profit described above.

2010 versus 2009
Income from continuing operations and net income (and related per share amounts) was higher in 2010 compared to 2009 primarily as a result of the higher operating profit described above.

Segment Operating Results
Segment Review
2011 versus 2010
GAAP
		Organic	Acquisitions /	Currency		% Change
(In millions)	2010	Change	Dispositions (b)	(c)	2011	Total	Organic
Revenues:
International:
Latin America	$877.4	181.9	363.8	37.6	1,460.7	66	21
EMEA	1,199.8	58.9	(24.5)	62.7	1,296.9	8	5
Asia Pacific	126.5	21.5	-	5.7	153.7	22	17
International	2,203.7	262.3	339.3	106.0	2,911.3	32	12
North America	917.8	0.2	48.5	7.7	974.2	6	-
Total	$3,121.5	262.5	387.8	113.7	3,885.5	24	8

Operating profit:
International	$164.8	10.1	11.8	13.0	199.7	21	6
North America	44.1	(14.5)	1.3	0.5	31.4	(29)	(33)
Segment operating profit	208.9	(4.4)	13.1	13.5	231.1	11	(2)
Non-segment (a)	(62.6)	(15.0)	17.8	-	(59.8)	(4)	24
Total	$146.3	(19.4)	30.9	13.5	171.3	17	(13)

Segment operating margin:
International	7.5%				6.9%
North America	4.8%				3.2%
Segment operating margin	6.7%				5.9%

Non-GAAP
		Organic	Acquisitions /	Currency		% Change
(In millions)	2010	Change	Dispositions (b)	(c)	2011	Total	Organic
Revenues:
International:
Latin America	$877.4	181.9	363.8	37.6	1,460.7	66	21
EMEA	1,199.8	58.9	(24.5)	62.7	1,296.9	8	5
Asia Pacific	126.5	21.5	-	5.7	153.7	22	17
International	2,203.7	262.3	339.3	106.0	2,911.3	32	12
North America	917.8	0.2	48.5	7.7	974.2	6	-
Total	$3,121.5	262.5	387.8	113.7	3,885.5	24	8

Operating profit:
International	$181.4	10.5	10.2	9.8	211.9	17	6
North America	43.1	(10.3)	1.3	0.5	34.6	(20)	(24)
Segment operating profit	224.5	0.2	11.5	10.3	246.5	10	-
Non-segment (a)	(36.2)	(4.4)	-	-	(40.6)	12	12
Total	$188.3	(4.2)	11.5	10.3	205.9	9	(2)

Segment operating margin:
International	8.2%				7.3%
North America	4.7%				3.6%
Segment operating margin	7.2%				6.3%
Amounts may not add due to rounding.
(a)	Includes income and expense not allocated to segments (see page 35 for details).
(b)	Includes operating results and gains/losses on acquisitions, sales and exit of businesses.
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

Segment Review
2011 versus 2010

Total Segment Operating Profit

GAAP
Segment operating profit increased 11% as the positive impact of changes in currency exchange rates in our International segment, organic improvement in Latin America, lower losses from the exit and deconsolidation of the Belgium CIT business and the impact of our 2010 acquisition in Mexico were partially offset by lower profits in North America, a settlement loss in Belgium and increased security costs.

Non-GAAP
Segment operating profit increased 10% as the positive impact of changes in currency exchange rates in our International segment, organic improvement in Latin America, lower losses from the CIT business in Belgium and the impact of our 2010 acquisition in Mexico were partially offset by increased security costs and lower profits in North America.

International Segment

Total International
GAAP
Revenues in 2011 for our International segment were 32% higher ($708 million) than 2010 as:
•	revenues in Latin America were 66% higher ($583 million), including the positive effect of the Mexico acquisition,
•	revenues in EMEA were 8% higher ($97 million), and
•	revenues in Asia Pacific were 22% higher ($27 million).

Operating profit in our International segment was 21% higher ($35 million) as all regions increased despite higher security costs.

Non-GAAP
The analysis of International non-GAAP revenues is the same as the analysis of International GAAP revenues.

Operating profit in our International segment was 17% higher ($31 million) as all regions increased despite higher security costs.

Latin America
GAAP
Revenue in Latin America increased 66% ($583 million) due to:
•	incremental revenues from our acquisition in Mexico ($364 million),
•	organic revenue growth ($182 million), and
•	the favorable effect of currency exchange rates ($38 million).

The 21% revenue growth on an organic basis ($182 million) was due to inflation-based price increases across the region.

Operating profit increased $26 million due to organic profit growth ($12 million) primarily in Argentina, Venezuela, Chile and Colombia, and the favorable effect of currency exchange rates ($10 million).  Profit growth also occurred from our 2010 acquisition in Mexico.

Non-GAAP
The analysis of Latin America non-GAAP revenues is the same as the analysis of Latin America GAAP revenues.

Operating profit increased $24 million due primarily to organic growth in Argentina, Venezuela, Chile and Colombia ($13 million) and the favorable effect of currency exchange rates ($7 million).  Profit growth also occurred from our 2010 acquisition in Mexico.

EMEA
GAAP
EMEA revenues increased by 8% ($97 million) due mainly to:
•	the favorable effect of currency exchange rates ($63 million) and
•	organic growth ($59 million);
partially offset by revenue lost due to the exit of Belgium CIT business in late 2010 ($30 million).

Revenue increased on an organic basis by 5% driven by the continued growth of Global Services, as well as improvements in Germany, France, Greece and emerging markets.

EMEA operating profit increased $8 million due mainly to:
•	a 2010 loss on the deconsolidation of the Belgium CIT business ($13 million),
•	lower losses from the 2010 exit of the Belgium CIT business ($6 million),
•	the favorable effect of currency exchange rates ($3 million),
•	profits from a special project in Germany, and
•	improvements in Global Services and emerging markets.

The operating profit improvements were partially offset by:
•	a 2011 settlement loss related to the Belgium bankruptcy ($10 million),
•	increased security costs, and
•	impairment charges in Germany and Russia ($4 million).

Non-GAAP
The analysis of EMEA non-GAAP revenues is the same as the analysis of EMEA GAAP revenues.

EMEA operating profit increased $5 million driven by:
•	lower losses from the exit of Belgium CIT business ($6 million),
•	the favorable effect of currency exchange rates ($3 million),
•	profits from a special project in Germany, and
•	improvements in Global Services and emerging markets.

The operating profit improvements were partially offset by:
•	increased security costs, and
•	impairment charges in Germany and Russia ($4 million).

Asia-Pacific
Revenue in Asia Pacific increased 22% ($27 million) primarily due to Global Services’ performance during the year, reflecting increased commodities volumes, as well as the favorable effect of currency exchange rates ($6 million).

Operating profit increased $2 million driven by organic growth ($1 million).

North American Segment

GAAP
Revenues in North America increased 6% ($56 million) primarily due to our 2010 acquisition in Canada ($51 million) and the favorable effect of currency exchange rates ($8 million).  Revenue remained flat on an organic basis due to continued CIT volume and pricing pressures.  Underlying this flat trend has been a decline in CIT volumes and pricing, partially offset by increased revenue from our CompuSafe® Service and fuel surcharges.

Operating profit declined $13 million or 29% mainly due to CIT volume and pricing pressure as well as increased security costs.

Non-GAAP
The analysis of North America non-GAAP revenues is the same as the analysis of North America GAAP revenues.

Operating profit declined $9 million or 20% mainly due to CIT volume and pricing pressure as well as increased security costs.

Segment Review
2010 versus 2009

GAAP
		Organic	Acquisitions /	Currency		% Change
(In millions)	2009	Change	Dispositions (b)	(c)	2010	Total	Organic
Revenues:
International:
Latin America	$904.7	170.7	51.7	(249.7)	877.4	(3)	19
EMEA	1,257.5	32.9	(44.6)	(46.0)	1,199.8	(5)	3
Asia Pacific	78.7	17.8	24.6	5.4	126.5	61	23
International	2,240.9	221.4	31.7	(290.3)	2,203.7	(2)	10
North America	894.1	6.5	-	17.2	917.8	3	1
Total	$3,135.0	227.9	31.7	(273.1)	3,121.5	-	7

Operating profit:
International	$156.8	80.1	(4.3)	(67.8)	164.8	5	51
North America	56.6	(13.4)	-	0.9	44.1	(22)	(24)
Segment operating profit	213.4	66.7	(4.3)	(66.9)	208.9	(2)	31
Non-segment (a)	(46.6)	(15.0)	(23.5)	22.5	(62.6)	34	32
Total	$166.8	51.7	(27.8)	(44.4)	146.3	(12)	31

Segment operating margin:
International	7.0%				7.5%
North America	6.3%				4.8%
Segment operating margin	6.8%				6.7%

Non-GAAP

(In millions)
Revenues:
International:
Latin America	$666.8	99.6	51.7	59.3	877.4	32	15
EMEA	1,257.5	32.9	(44.6)	(46.0)	1,199.8	(5)	3
Asia Pacific	78.7	17.8	24.6	5.4	126.5	61	23
International	2,003.0	150.3	31.7	18.7	2,203.7	10	8
North America	894.1	6.5	-	17.2	917.8	3	1
Total	$2,897.1	156.8	31.7	35.9	3,121.5	8	5

Operating profit:
International	$118.3	48.5	9.1	5.5	181.4	53	41
North America	54.6	(12.4)	-	0.9	43.1	(21)	(23)
Segment operating profit	172.9	36.1	9.1	6.4	224.5	30	21
Non-segment (a)	(34.7)	(1.5)	-	-	(36.2)	4	4
Total	$138.2	34.6	9.1	6.4	188.3	36	25

Segment operating margin:
International	5.9%				8.2%
North America	6.1%				4.7%
Segment operating margin	6.0%				7.2%
Amounts may not add due to rounding.

See page 28 for footnotes.

Segment Review
2010 versus 2009

Total Segment Operating Profit

GAAP
Segment operating profit decreased 2% as the unfavorable impact of currency exchange rates in our International segment, lower profits in North America and losses recognized on the exit of unprofitable CIT business in Belgium were mostly offset by organic growth.

Non-GAAP
Segment operating profit increased 30% as growth on an organic basis in the International segment and the net positive effect from acquisitions and dispositions was partially offset by lower profits in North America.

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

Operating profit in our International segment was 53% higher as all regions increased.

Latin America
GAAP
Revenue in Latin America decreased 3% ($28 million), as the unfavorable effect of currency exchange rates ($250 million) more than offset the incremental revenues from our acquisition in Mexico ($52 million) and growth on an organic basis.

The 19% revenue growth on an organic basis ($171 million) was due to inflation-based price increases across the region.

Operating profit decreased $13 million due primarily to the unfavorable effect of currency exchange rates ($65 million), partially offset by organic growth throughout the region and lower security costs.

Non-GAAP
Revenue in Latin America increased 32% ($210 million) due to incremental revenues from our acquisition in Mexico ($52 million), inflation-based price increases and the favorable effect of currency exchange rates ($59 million) primarily in Venezuela, Brazil and Colombia.

The inflation-based price increases were also the primary reason for the organic revenue increase of 15%.

Operating profit increased $29 million due primarily to organic growth and lower security costs.

EMEA
GAAP
EMEA revenues decreased by 5% ($58 million) due mainly to:
•	negative currency translation ($46 million),
•	loss of revenue resulting from the sale of certain guarding operations in France in 2009 ($48 million),
•	loss of guarding contracts in France ($9 million), and
•	loss of revenue resulting from fourth quarter 2010 exit of CIT business in Belgium ($8 million);
partially offset by organic revenue growth.

Revenue improved on an organic basis by 3% driven by the 2010 rebound of Global Services, as well as increases in Germany and emerging markets.

EMEA operating profit increased ($14 million) driven by:
•	lower severance ($7 million),
•	2009 included accounting corrections in Belgium ($6 million),
•	characterization of a French business tax as an income tax ($6 million),
•	lower security costs,
•	the sale of guarding operations in France,
•	improved results in Global Services,
•	lower losses resulting from the exit of unprofitable CIT business in Belgium, and
•	lower software impairment charges.

The operating profit improvements were partially offset by $13 million of charges related to the exit of our CIT business in Belgium (write-off of our carrying value of the investment and advances to the subsidiary) as well as higher costs to support our expansion and growth in emerging markets.

Non-GAAP
The analysis of EMEA non-GAAP revenues is the same as the analysis of EMEA GAAP revenues.

EMEA operating profit increased in total ($27 million) as well as on an organic basis ($25 million) driven by:
•	lower severance ($7 million),
•	2009 included accounting corrections in Belgium ($6 million),
•	characterization of a French business tax as an income tax ($6 million),
•	improved safety and security performance,
•	the sale of guarding operations in France,
•	improved results in Global Services,
•	lower losses from the exit of unprofitable CIT business in Belgium, and
•	lower software impairment charges;
partially offset by higher costs to support our expansion and growth in emerging markets.

Deconsolidation of Brink’s Belgium
Our cash-in-transit subsidiary in Belgium (Brink’s Belgium) filed for bankruptcy in November 2010 after a restructuring plan was rejected by local union employees.  We deconsolidated the subsidiary in November 2010, when the court-appointed trustee assumed control of the subsidiary, as we no longer controlled or provided funding for the subsidiary.  See a more detailed discussion in the Contingent Matters section on page 56.

A summary of the revenues and operating losses for Brink’s Belgium in the two years ending December 31, 2010, is as follows:

(In millions)	2010	2009	(b)

Revenues	$35.2	51.3
Operating loss (a)	7.6	9.4
(a)	Operating loss includes severance charges of $2 million in 2010 and $2 million in 2009.
(b)	Operating loss includes accounting corrections of $6 million, which relate to prior periods.

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

GAAP
Revenues in North America increased 3% ($24 million) on favorable currency rates in Canada ($17 million).  Revenue increased slightly (1% or $7 million) on an organic basis despite continued CIT volume and pricing pressures.

Operating profit declined $13 million or 22% mainly due to CIT volume and pricing pressure, partially offset by lower security costs and Global Services improvement.

Non-GAAP

The analysis of North America non-GAAP revenues is the same as the analysis of North America GAAP revenues.

Operating profit declined $12 million or 21% mainly due to CIT volume and pricing pressure, partially offset by lower security costs and Global Services improvement.

Armored Vehicle Leases

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

Non-segment Income (Expense) (a)

GAAP	Years Ended December 31,			% change
(In millions)	2011	2010	2009	2011	2010

Corporate and former operations:
General and administrative	$(46.6)	(38.6)	(36.7)	21	5
Retirement costs (primarily former operations)	(24.8)	(22.7)	(20.7)	9	10
Subtotal	(71.4)	(61.3)	(57.4)	16	7

Other amounts not allocated to segments:
Royalty income:
Brand licensing fees from BHS	-	4.9	6.8	(100)	(28)
Other	1.7	2.1	1.8	(19)	17
Business acquisitions and dispositions:
Remeasurement of previously held ownership interests to fair value	0.4	(13.7)	14.9	NM	NM
Bargain purchase of Mexican CIT business	2.1	5.1	-	(59)	fav
Gains on sale of U.S. Document Destruction business	6.7	-	-	fav	-
Currency exchange transaction gains (losses)	-	-	(22.3)	-	(100)
Gains on sale of property and other assets	0.7	0.3	9.6	fav	(97)
Subtotal	11.6	(1.3)	10.8	NM	NM

Non-segment income (expense)	$(59.8)	(62.6)	(46.6)	(4)	34
(a)	Includes corporate, former operations and other amounts not allocated to segment results.

Non-segment expenses in 2011 were $3 million or 4% lower than 2010, mainly due to favorable factors including:
•	the 2010 net loss related to the Mexico acquisition ($9 million),
•	the 2011 gain on the sale of the U.S. Document Destruction business ($7 million), and
•	the 2011 adjustment to the bargain purchase gain on the Mexico acquisition ($2 million);
partially offset by unfavorable factors including:
•	higher general and administrative costs ($8 million) in 2011, including $4 million related to the retirement of the former CEO,
•	lower royalty income from our former home security business ($5 million), and
•	higher retirement costs ($2 million).

Non-segment expenses in 2010 were $16 million or 34% higher than 2009, mainly due to unfavorable factors including:
•	a 2010 net loss related to the Mexico acquisition ($9 million),
•	the 2009 gain from business acquisitions in India and Panama ($15 million), and
•	lower 2010 gains on the sale of property and other assets ($9 million);
partially offset by favorable factors such as the 2009 currency exchange transaction losses ($22 million), including a $23 million charge related to dividends from Venezuela.

Outlook for 2012
We estimate that non-segment expenses on a GAAP basis will be approximately $89 million in 2012.  See page 41 for a summary of our 2012 Outlook.

Non-GAAP	Years Ended December 31,			% change
(In millions)	2011	2010	2009	2011	2010

Corporate general and administrative	$(42.5)	(38.6)	(36.7)	10	5
Other amounts not allocated to segments:
Royalty income:	1.7	2.1	1.8	(19)	17
Currency exchange transaction gains (losses)	-	-	0.2	-	(100)
Gains on sale of property and other assets	0.2	0.3	-	(33)	fav
Non-segment income (expense)	$(40.6)	(36.2)	(34.7)	12	4

Non-segment expenses on a non-GAAP basis in 2011 were $4 million or 12% higher than 2010, mainly due to increased general and administrative costs ($4 million).

Non-segment expenses on a non-GAAP basis in 2010 were $2 million or 4% higher than 2009 due to higher general and administrative expenses ($2 million).

Outlook for 2012
We estimate that non-segment expenses on a non-GAAP basis will be approximately $41 million in 2012.  See page 41 for a summary of our 2012 Outlook.

Other Operating Income (Expense)

Other operating income (expense) includes segment and non-segment other operating income and expense.

	Years Ended December 31,			% change
(In millions)	2011	2010	2009	2011	2010

Share in earnings of equity affiliates	$4.8	3.9	4.5	23	(13)
Royalty income (a)	1.7	7.6	8.6	(78)	(12)
Gains (losses) on sale of property and other assets	1.2	1.2	9.4	-	(87)
Impairment losses	(4.7)	(0.7)	(2.7)	unfav	(74)
Business acquisitions and dispositions:
Gain on sale of U.S. Document Destruction business	6.7	-	-	fav	-
Bargain purchase of Mexican CIT business	2.1	5.1	-	(59)	fav
Remeasurement of previously held ownership interest to fair value	0.4	(13.7)	14.9	fav	NM
Deconsolidation of Brink’s Belgium and write-down to fair value	-	(13.4)	-	(100)	unfav
Settlement loss related to Belgium bankruptcy	(10.1)	-	-	unfav	-
Foreign currency items:
Transaction losses	(4.2)	(4.0)	(41.4)	5	(90)
Hedge gains	2.2	-	-	fav	-
Other	3.1	4.5	3.2	(31)	41
Other operating income (expense)	$3.2	(9.5)	(3.5)	NM	unfav
(a) Includes royalty income in 2010 and 2009 from our former home-security business.

2011 versus 2010
 Other operating income increased in 2011 primarily as a result of favorable factors including:
•	gains related to business acquisitions in 2011 ($3 million) versus net losses on acquisitions in 2010 ($9 million),
•	a charge related to the deconsolidation of the Belgium CIT business in 2010 ($13 million), and
•	a gain on the sale of the U.S. Document Destruction business in 2011 ($7 million);
partially offset by unfavorable factors including:
•	a settlement loss in 2011 related to the Belgium bankruptcy ($10 million),
•	lower third-party royalty income ($6 million) as 2010 included royalties from our former home security business ($5 million), and
•	increased impairment charges ($4 million).

2010 versus 2009
Other operating expense increased in 2010 primarily as a result of unfavorable factors including:
•	a net loss related to business acquisitions in 2010 ($9 million) versus gains related to business acquisitions in 2009 ($15 million),
•	a charge related to the deconsolidation of the Belgium CIT business ($13 million), and
•	lower gains on sales of property and other assets ($8 million);
partially offset by favorable factors such as higher 2009 currency exchange transaction losses ($37 million), including a  charge related to dividends from Venezuela ($23 million).

Nonoperating Income and Expense

Interest Expense

	Years Ended December 31,			% change
(In millions)	2011	2010	2009	2011	2010

Interest expense	$24.0	14.8	11.3	62	31

Interest expense was higher in 2011 as a result of higher interest rates from the January 2011 issuance of $100 million in unsecured private placement notes and increased borrowings due to 2010 acquisitions.

We renegotiated our $400 million revolving credit facility in July 2010.  Interest expense was higher in 2010 as a result of higher interest rate spreads above LIBOR and other costs related to the new facility.  Interest expense was also higher due to higher average borrowings on our revolving credit facility resulting from repurchases of our common stock and acquisitions.

Outlook for 2012
We expect our interest expense to be $23 million to $26 million in 2012 versus $24 million in 2011.  See page 41 for a summary of our 2012 Outlook.

Interest and Other Income

	Years Ended December 31,			% change
(In millions)	2011	2010	2009	2011	2010

Interest income	$5.9	4.1	10.8	44	(62)
Gain on available-for-sale securities	4.4	3.8	-	16	fav
Other	(1.2)	0.2	-	unfav	fav
Total	$9.1	8.1	10.8	12	(25)

Interest and other income (expense) was slightly higher in 2011 primarily due to $2 million of higher interest income. We also recognized $4.4 million in gains on available-for-sale securities in 2011.

Interest income was lower in 2010 primarily due to lower average levels of cash and cash equivalents in Venezuela resulting from dividends of cash in the fourth quarter 2009 and first half 2010 as well as overall lower interest rates in 2010.  Interest income also decreased due to translating Venezuelan operations using a weaker exchange rate in 2010 compared to 2009.  We recognized a $4.0 million gain in 2010 on available-for-sale securities.

Income Taxes

Summary Rate Reconciliation – GAAP
	Years Ended December 31,
(In percentages)	2011	2010	2009

U.S. federal tax rate	35.0%	35.0%	35.0%
Increases (reductions) in taxes due to:
Adjustments to valuation allowances	(0.8)	10.5	(68.2)
Foreign income taxes	2.1	(7.4)	(3.5)
Medicare subsidy for retirement plans	-	9.8	(0.9)
Nontaxable acquisition (gains) losses	(0.5)	2.1	(2.9)
Nondeductible repatriation charge	-	-	4.7
French business tax	2.8	2.8	-
Other	(0.6)	(4.8)	(0.9)
Income tax rate on continuing operations	38.0%	48.0%	(36.7)%

Summary Rate Reconciliation – Non-GAAP (a)
	Years Ended December 31,
(In percentages)	2011	2010	2009

U.S. federal tax rate	35.0%	35.0%	35.0%
Increases (reductions) in taxes due to:
Adjustments to valuation allowances	(0.7)	7.1	3.4
Tax settlement	-	(4.5)	-
French business tax	2.4	2.5	-
Other	1.9	(4.1)	(1.7)
Income tax rate on Non-GAAP continuing operations	38.6%	36.0%	36.7%
(a)	See pages 42–44 for a reconciliation of non-GAAP results to GAAP.

Overview
Our effective tax rate has varied in the past three years from the statutory U.S. federal rate due to various factors, including
•	changes in judgment about the need for valuation allowances
•	changes in the geographical mix of earnings
•	a nondeductible Venezuela repatriation charge
•	nontaxable acquisition gains and losses
•	changes in laws in the U.S. and France
•	timing of benefit recognition for uncertain tax positions
•	state income taxes

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

Outlook
The effective income tax rate for 2012 is expected to be between 37% and 40%.  Our effective tax rate may fluctuate materially from these estimates due to changes in the amount of income or expense that is permanently excluded from tax returns, income or deductions on tax returns permanently excluded from book earnings, changes in the expected geographical mix of earnings, legislative changes, changes in valuation allowances or accruals for contingencies and other factors.  See page 41 for a summary of our 2012 Outlook.

Continuing Operations
2011 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in 2011 was higher than the 35% U.S. statutory tax rate largely due to a $6.2 million increase in our valuation allowance position as a result of our assessment of historical and future taxable income and the characterization of a $4.4 million French business tax as an income tax, partially offset by a $3.4 million net income tax benefit related to a repatriation of cash to the U.S.

2010 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in 2010 was higher than the 35% U.S. statutory tax rate largely due to a $13.7 million reduction in deferred tax assets as a result of U.S. healthcare legislation enacted in 2010, a $7.4 million increase in our valuation allowance position as a result of our assessment of historical and future taxable income, the characterization of a $3.9 million French business tax as an income tax based upon legislative changes effective January 1, 2010, and $3.0 million nondeductible loss on the Mexico acquisition, partially offset by a $7.0 million non-cash income tax benefit relate to a tax settlement.

2009 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in 2009 was lower than the 35% U.S. statutory tax rate due to $117.8 million in lower tax expense primarily resulting from the reversal of a U.S. valuation allowance and $4.9 million in lower taxes due to the nontaxable India gain, partially offset by $7.9 million in higher taxes due to the nondeductible Venezuela repatriation charge.  (See Application of Critical Accounting Policies—Deferred Tax Asset Valuation Allowance on page 57 for an explanation of a description of our accounting policy, assumptions used and a sensitivity analysis).

Other
As of December 31, 2011, we have not recorded U.S. federal deferred income taxes on approximately $318 million of undistributed earnings of foreign subsidiaries and equity affiliates in accordance with Accounting Principles Board Opinion 23, Accounting for Income Taxes – Special Areas, as amended.  We expect that these earnings will be permanently reinvested in operations outside the U.S.  It is not practical to compute the estimated deferred tax liability on these earnings.

Noncontrolling Interests

	Years Ended December 31,			% change
(In millions)	2011	2010	2009	2011	2010

Net income attributable to noncontrolling interests	$24.0	15.7	31.7	53	(50)

The increase in net income attributable to noncontrolling interests in 2011 was primarily due to an increase in net income of our Venezuelan, Chilean and Colombian subsidiaries.

The decrease in net income attributable to noncontrolling interests in 2010 was primarily due to a decrease in the earnings of our Venezuelan subsidiaries as a result of reporting 2010 results at a less favorable exchange rate.

Outlook for 2012.
We expect net income attributable to noncontrolling interests on a GAAP and non-GAAP basis to be $24 million to $28 million in 2012 as compared to $24 million on a GAAP basis and $23 million on a non-GAAP basis in 2011.   Our 2012 outlook reflects expected increased earnings from non-wholly owned subsidiaries, including Venezuela.  See page 41 for a summary of our 2012 Outlook.

Income from Discontinued Operations

	Years Ended December 31,
(In millions)	2011	2010	2009

Adjustments to contingencies of former operations:
Gain from FBLET refunds	$4.2	-	19.7
BAX Global indemnification	-	1.7	(13.2)
Insurance recoveries related to BAX Global indemnification	1.2	1.6	-
Workers’ compensation	(1.4)	(7.2)	(1.5)
Other	(1.8)	0.8	1.8
Income (loss) from discontinued operations before income taxes	2.2	(3.1)	6.8
Provision (credit) for income taxes	0.7	(3.4)	2.3
Income from discontinued operations, net of tax	$1.5	0.3	4.5

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

BAX Global
BAX Global, a former business unit, had been defending a claim related to the apparent diversion by a third party of goods being transported for a customer.  On April 23, 2010, the Dutch Supreme Court denied the final appeal of BAX Global, letting stand the lower court ruling that BAX Global is liable for this claim.   We had contractually indemnified the purchaser of BAX Global for this contingency.  We recognized €9 million ($13.2 million) related to this matter in discontinued operations in 2009, made an $11.5 million payment in 2010 in satisfaction of the judgment, and reversed $1.7 million of expense in 2010. We recovered a portion of the loss from insurance companies ($1.2 million in 2011 and $1.6 million in 2010).

Outlook

	GAAP		Non-GAAP
(In millions)	Full-Year	Full-Year 2012	Full-Year	Full-Year 2012
	2011	Estimate	2011	Estimate

Organic revenue growth
International	12%	7% – 10%	12%	7% – 10%
North America	-	-	-	-
Total	8%	5% – 8%	8%	5% – 8%

Currency impact on revenue
International	5%	(4)% – (6)%	5%	(4)% – (6)%
North America	1%	-	1%	-
Total	4%	(3)% – (5)%	4%	(3)% – (5)%

Segment margin
International	6.9%	7.0% – 8.0%	7.3%	7.0% – 8.0%
North America (a)	3.2%	3.6% – 4.6%	3.6%	4.5% – 5.5%
Total	5.9%	6.5% – 7.0%	6.3%	6.5% – 7.0%

Non-segment expense:
General and administrative	$43	43	$43	43
Retirement plans	25	47	-	-
Royalty income	(2)	(2)	(2)	(2)
CEO retirement costs (b)	4	-	-	-
Gains on acquisitions and asset dispositions (c)	(10)	-	-	-
Non-segment Expense	$60	89	$41	41

Effective income tax rate	38%	37% – 40%	39%	37% – 40%

Interest expense	$24	23 – 26	$24	23 – 26

Net income attributable to
noncontrolling interests	$24	24 – 28	$23	24 – 28

Fixed assets acquired:
Capital expenditures	$196	210 – 220	$196	210 – 220
Capital leases (d)	43	30 – 40	43	30 – 40
Total	$239	240 – 260	$239	240 – 260

Depreciation and amortization	$162	175– 190	$162	175– 190

Amounts may not add due to rounding.
(a)
The non-GAAP full-year 2012 estimate of North America Segment margin excludes $9 million of expense related to U.S. retirement plans that have been frozen, which amount has been included as an expense in the 2012 GAAP margin estimate.

(b)	To eliminate costs related to the retirement of the former CEO.
(c)
To eliminate gain recognized on the sale of the U.S. document destruction business ($6.7 million), gains related to acquisition of controlling interest in subsidiaries that were previously accounted for as equity or cost method investments ($2.5 million), and gains on sales of former operating assets ($0.5 million).

(d)
Includes capital leases for newly acquired assets only.  Sales leaseback transactions that occurred during 2011 of $18 million for assets that were originally purchased and included as capital expenditures have been excluded from “Fixed assets acquired -- capital leases.”

For more information about our outlook, see:

•	page 23 for organic revenue growth,
•	page 23 for segment operating margin,
•	page 35 non-segment expenses,
•	page 38 for effective income tax rate,
•	page 37 for interest expense,
•	page 39 for net income attributable to noncontrolling interests,
•	page 48 for property and equipment acquired during the year, and
•	page 48 for depreciation and amortization.

Non-GAAP Results – Reconciled to Amounts Reported under GAAP

Non-GAAP results described in this filing are financial measures that are not required by, or presented in accordance with GAAP.

Purpose of Non-GAAP Information

The purpose of the non-GAAP information is to report our financial information
•	without certain income and expense items described below in 2009, 2010 and 2011,
•	as if our results from Venezuela had been translated at the less-favorable parallel exchange rate in 2009, and
•	after adjusting tax expense for items described below.

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
(In millions, except for per share amounts)	GAAP Basis	Gains on Acquisitions and Asset Dispositions (a)	Belgium Settlement Charge (b)	Mexico Employee Benefit Settlement Loss (c)	CEO Retirement Costs (d)	U.S. Retirement Plans (e)	Adjust Income Tax Rate (f)	Non-GAAP Basis

	Full Year 2011

Operating profit:
International	$199.7	-	10.1	2.1	-	-	-	211.9
North America	31.4	-	-	-	-	3.2	-	34.6
Segment operating profit	231.1	-	10.1	2.1	-	3.2	-	246.5
Non-segment	(59.8)	(9.7)	-	-	4.1	24.8	-	(40.6)
	$171.3	(9.7)	10.1	2.1	4.1	28.0	-	205.9

Amounts attributable to Brink’s:
Income from continuing operations	$73.0	(9.6)	6.4	1.5	2.6	17.7	-	91.6
Diluted EPS – continuing operations	1.52	(0.20)	0.13	0.03	0.05	0.37	-	1.90
Amounts may not add due to rounding.

(a)
To eliminate gain recognized on the sale of the U.S. Document Destruction business, gains on available-for-sale equity and debt securities, gains related to the acquisition of controlling interest in subsidiaries that were previously accounted for as equity or cost method investments, and gains on sales of former operating assets, as follows:

	Full Year 2011
(In millions, except per share amounts)	Operating Profit	EPS

Sale of U.S. Document Destruction business	$(6.7)	(0.09)
Gains on available-for-sale equity and debt securities	-	(0.05)
Acquisition of controlling interests	(2.5)	(0.05)
Sale of former operating assets	(0.5)	(0.01)
	$(9.7)	(0.20)

(b)	To eliminate settlement charge related to exit of Belgium cash-in-transit business.
(c)
To eliminate employee benefit settlement loss related to Mexico.  Portions of Brink’s Mexican subsidiaries’ accrued employee termination benefit were paid in the second and third quarters of 2011.  The employee termination benefit is accounted for under FASB ASC Topic 715, Compensation – Retirement Benefits. Accordingly, the severance payments resulted in settlement losses.

(d)	To eliminate the costs related to the retirement of the former CEO.
(e)	To eliminate expenses related to U.S. retirement liabilities.
(f)	To adjust effective income tax rate to be equal to the full-year non-GAAP effective income tax rate. The non-GAAP effective tax rate for 2011 is 38.6%.

Non-GAAP Results – Reconciled to Amounts Reported Under GAAP (Continued)
	GAAP Basis	Remeasure Venezuelan Net Monetary Assets (a)	Royalty (b)	Exit Belgium CIT business (c)	Mexico Acquisition (d)	Non-Segment Asset Sales (e)	U.S. Retirement Plans (f)	U.S. Healthcare Legislation Tax Charge (g)	Adjust Income Tax Rate (h)	Non-GAAP Basis

	Full Year 2010
Operating profit:
International	$164.8	3.2	-	13.4	-	-	-	-	-	181.4
North America	44.1	-	-	-	-	-	(1.0)	-	-	43.1
Segment operating profit	208.9	3.2	-	13.4	-	-	(1.0)	-	-	224.5
Non-segment	(62.6)	-	(4.9)	-	8.6	-	22.7	-	-	(36.2)
Operating profit	$146.3	3.2	(4.9)	13.4	8.6	-	21.7	-	-	188.3

Amounts attributable to Brink’s:
Income from continuing operations	$56.8	2.0	(3.0)	7.8	8.6	(3.0)	13.5	13.7	-	96.4
Diluted EPS – continuing operations	1.17	0.04	(0.06)	0.16	0.18	(0.06)	0.28	0.29	-	1.99
Amounts may not add due to rounding.

(a)
To reverse remeasurement gains and losses in Venezuela.  For accounting purposes, Venezuela is considered a highly inflationary economy.  Under U.S. GAAP, subsidiaries that operate in Venezuela record gains and losses in earnings for the remeasurement of bolivar fuerte-denominated net monetary assets.

(b)	To eliminate royalty income from former home security business.
(c)	To eliminate loss on exit of Belgium cash-in-transit business.
(d)	To eliminate loss recognized related to acquisition of controlling interest in subsidiary previously accounted for as cost method investment and bargain purchase gain in Mexico.
(e)	To eliminate exchange of marketable equity securities.
(f)	To eliminate expenses related to U.S. retirement liabilities.
(g)	To eliminate $13.7 million of tax expense related to the reversal of a deferred tax asset as a result of U.S. healthcare legislation.
(h)	To adjust the effective income tax rate to be equal to the full-year non-GAAP effective income tax rate. The non-GAAP effective tax rate for 2010 was 36.2%.

Non-GAAP Results – Reconciled to Amounts Reported Under GAAP (Continued)
	GAAP Basis	Change to Parallel Rate (a)	Venezuelan Currency Losses (b)	Acquisition Gain (c)	Royalty (d)	Non-Segment Asset Sales (e)	U.S. Retirement Plans (f)	Adjust Income Tax Rate (g)	Non-GAAP Basis

	Full Year 2009
Revenues:
Latin America	$904.7	(237.9)	-	-	-	-	-	-	666.8
EMEA	1,257.5	-	-	-	-	-	-	-	1,257.5
Asia Pacific	78.7	-	-	-	-	-	-	-	78.7
International	2,240.9	(237.9)	-	-	-	-	-	-	2,003.0
North America	894.1	-	-	-	-	-	-	-	894.1
Revenues:	$3,135.0	(237.9)	-	-	-	-	-	-	2,897.1
Operating profit:
International	$156.8	(43.0)	4.5	-	-	-	-	-	118.3
North America	56.6	-	-	-	-	-	(2.0)	-	54.6
Segment operating profit	213.4	(43.0)	4.5	-	-	-	(2.0)	-	172.9
Non-segment	(46.6)	-	22.5	(14.9)	(6.8)	(9.6)	20.7	-	(34.7)
Operating profit	$166.8	(43.0)	27.0	(14.9)	(6.8)	(9.6)	18.7	-	138.2

Amounts attributable to Brink’s:
Income from continuing operations	$195.7	(23.2)	25.2	(14.9)	(4.3)	(5.9)	11.7	(117.6)	66.7
Diluted EPS – continuing operations	4.11	(0.49)	0.53	(0.31)	(0.09)	(0.12)	0.25	(2.48)	1.40
Amounts may not add due to rounding.

(a)
To reduce revenues and segment operating income to reflect the 2009 results of Venezuelan subsidiaries had they been translated using the parallel currency exchange rate in effect at the time.  The average parallel exchange rate used for the non-GAAP full-year earnings was 6.00 bolivar fuertes to the U.S. dollar, compared to an average rate of 2.21 bolivar fuertes to the U.S. dollar that was used for the GAAP financial statements.  The official rate of 2.15 bolivar fuertes to the U.S. dollar was used for translation of Venezuela for most of 2009 until the parallel rate was adopted during December.  The use of the weaker rate to translate 2009’s non-GAAP revenues and earnings of the Venezuelan subsidiaries decreased each measure by 63%.

(b)
To eliminate currency losses incurred in Venezuela related to increases in cash held in U.S. dollars by Venezuelan subsidiaries.  These losses would not have been incurred had the operations been translated at the parallel rate.

(c)	To eliminate gains/losses recognized related to acquisitions of controlling interests in subsidiaries that were previously accounted for as equity method investments.
(d)	To eliminate royalty income from former home security business.
(e)	To eliminate 2009 non-segment gains on sales of property and other assets and 2010 exchange of marketable equity securities.
(f)	To eliminate expenses related to U.S. retirement liabilities.
(g)
The full-year 2009 non-GAAP tax expense excludes $118 million of income tax benefits related to the reduction in the amount of valuation allowance needed for U.S. deferred tax assets as a result of improved investments in retirement plans and improved credit markets as well as the tax effect of the other pretax non-GAAP adjustments.  The full-year non-GAAP effective income tax rate for 2009 was 36.8%.

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

Our international operations conduct a majority of their business in local currencies. Because our financial results are reported in U.S. dollars, they are affected by changes in the value of various local currencies in relation to the U.S. dollar. Brink’s Venezuela is subject to local laws and regulatory interpretations that determine the exchange rate at which repatriating dividends may be converted.  See Application of Critical Accounting Policies—Foreign Currency Translation on page 64 for a description of our accounting methods and assumptions used to include our Venezuelan operation in our consolidated financial statements, and a description of the accounting for subsidiaries operating in highly inflationary economies.

Changes in exchange rates may also affect transactions which are denominated in currencies other than the functional currency.  From time to time, we use foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies, as discussed in Item 7A on page 68.  At December 31, 2011, the notional value of our outstanding foreign currency contracts was $72.8 million with average contract maturities of less than 1 month. The foreign currency contracts primarily offset exposures in the Mexican peso and the euro. These contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings.  We recognized gains of $1.0 million on our foreign currency contracts in 2011.  At December 31, 2011, the fair value of these outstanding contracts was an asset of $0.4 million which was included in prepaid and other on the consolidated balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Over the last three years, we have used cash generated from our continuing operations to
•
invest in the infrastructure of our business (new facilities, cash sorting and other equipment for our cash logistics operations, armored trucks,  CompuSafe® units, and customer-facing and back-office information technology) ($516 million),

•	acquire businesses ($178 million) including $101 million in 2010, primarily in Mexico and Canada, and $75 million in BRIC (Brazil, Russia, India and China) countries in 2009,
•	make voluntary contributions to our primary U.S. pension plan ($92 million in 2009),
•	pay dividends ($56 million), and
•	repurchase shares of our common stock ($41 million)

We entered into a new master lease agreement in late 2009 to finance the acquisition of new armored vehicles in the U.S.  Vehicles acquired under the 2009 lease agreement have been accounted for as capital leases.  Vehicles acquired under the previous master lease agreement were accounted for as operating leases.

Outlook
•
We continue to consider acquisition opportunities in the secure transportation and cash logistics industry and in adjacent security markets.  We may use our cash from operations and borrowings to fund the purchase of these acquisitions.

•
We expect our capital expenditures in 2012 to increase from the amounts spent in 2011 as we continue to invest in armored vehicles, facilities and technology.  We expect capital expenditures to decrease in North America, and increase in our International segment.

•
We will be required to make contributions of $32 million to our primary U.S. pension plan in 2012.  Based on current assumptions, we expect to make additional contributions totalling $197 million during the next five years.  We intend to contribute company stock for some or all of the required 2012 contribution and we may choose to contribute company stock for future required contributions.

Operating Activities

	Years Ended December 31,			$ change
(In millions)	2011	2010	2009	2011	2010

Cash flows from operating activities
Non-GAAP basis	$257.3	206.7	245.6	$50.6	(38.9)
(Decrease) increase in certain customer obligations (a)	(11.7)	38.5	-	(50.2)	38.5
Contribution to primary U.S. pension plan, net of current tax benefit (b)	-	-	(73.9)	-	73.9
Discontinued operations (c)	1.4	(9.9)	23.5	11.3	(33.4)
GAAP basis	$247.0	235.3	195.2	$11.7	40.1
(a)
To eliminate the change in the balance of customer obligations related to cash received and processed in certain of our secure cash logistics operations. The title to this cash transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources.

(b)	To eliminate the net-of-tax cash contributions to the primary U.S. pension plan in 2009 ($92.4 million cash contribution, net of the related $18.5 million current tax benefit).
(c)	To eliminate cash flows related to our discontinued operations.

Non-GAAP cash flows from operating activities are supplemental financial measures that are not required by, or presented in accordance with GAAP. The purpose of the non-GAAP cash flows from operating activities is to report financial information excluding the impact of cash received and processed in certain of our secure cash logistics operations, without cash flows from discontinued operations and excluding the 2009 cash contributions to the primary U.S. pension plan, net of related current tax benefits.   Brink’s believes these measures are helpful in assessing cash flows from operations, enable period-to-period comparability and are useful in predicting future operating cash flows. Non-GAAP cash flows from operating activities should not be considered as an alternative to cash flows from operating activities determined in accordance with GAAP and should be read in conjunction with our consolidated statements of cash flows.

2011 versus 2010
On a GAAP basis, operating cash flows increased by $11.7 million in 2011 compared to 2010 as a result of a $0.4 million increase in cash flows from continuing operations and an $11.3 million decrease in cash used by discontinued operations.  Cash flows from discontinued operations improved because the prior year period included $11.5 million in cash outflow for a legal claim associated with BAX Global, a former business unit.  Cash from continuing operations increased $0.4 million due to higher operating profit and an increase in cash flows from working capital, partially offset by a $50.2 million decrease in cash flows due to change in customer obligations for cash held by logistics and a $10 million legal settlement payment related to the exit of our Belgium CIT business and an increase in interest payments. The amount of cash generated by operating profit was higher than the increase in operating profit primarily because noncash depreciation and amortization expenses were higher in 2011 compared to 2010 driven by fixed assets acquired in 2010 and the Mexican acquisition in November 2010.

On a Non-GAAP basis, cash flows from operating activities increased by $50.6 million.  The increase in cash flows was primarily due to higher operating profit and an increase in cash flows from working capital, partially offset by a $10 million legal settlement payment related to the exit of our Belgium CIT business and an increase in interest payments.  The amount of cash generated by operating profit was higher than the increase in operating profit primarily because noncash depreciation and amortization expenses were higher in 2011 compared to 2010 driven by new fixed asset acquisitions in the second half of 2010 and the Mexican acquisition in November 2010.

Mr. Michael Dan, former president and CEO, retired in December 2011 and was paid $5.2 million as provided for under his succession agreement.  Mr. Dan is also owed an $11.6 million pension benefit payment in 2012, of which $10.1 million was paid in January 2012.  These pension benefits have been funded by assets in an existing grantor trust.  He will also receive in 2012 a distribution of company stock for his accumulated deferred compensation, net of minimum tax withholding.

2010 versus 2009
On a GAAP basis, operating cash flows increased by $40.1 million in 2010 compared to 2009 as a result of a $73.5 million increase in cash flows from continuing operations, offset by a $33.4 million decrease in cash flow from discontinued operations.

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

On a Non-GAAP basis, cash flows from operations declined by $38.9 million in 2010 compared to 2009.  The decrease was primarily due to the effects of receiving $43 million in income tax refunds in 2009 as well as an increase in the use of cash for working capital needs in 2010.

Investing Activities

	Years Ended December 31,			$ change
(In millions)	2011	2010	2009	2011	2010

Cash flows from investing activities
Capital expenditures	$(196.2)	(148.8)	(170.6)	$(47.4)	21.8
Acquisitions	(3.0)	(100.7)	(74.6)	97.7	(26.1)
Other	27.4	(5.9)	4.1	33.3	(10.0)
Investing activities	$(171.8)	(255.4)	(241.1)	$83.6	(14.3)

The cash used by investing activities in 2011 was lower than 2010 as a result of $100.7 million of cash used in 2010 to purchase new businesses, primarily operations in Mexico and Canada, offset by higher capital expenditures in 2011, as described below.  In addition, we had higher proceeds from the sale of investments and other property in 2012.

Cash flows from investing activities decreased by $14.3 million in 2010 primarily due to a $26.1 million increase in cash used to acquire businesses, partially offset by a $21.8 million decrease in capital expenditures as a result of an increase in the use of capital leases to acquire armored vehicles and CompuSafe® units in North America.

Capital expenditures and depreciation and amortization are as follows:

		Outlook	Years Ended December 31,			$ change
(In millions)		2012	2011	2010	2009	2011	2010

Property and Equipment Acquired during the year

Capital expenditures:
International	$	(a)	144.8	110.7	103.1	$34.1	7.6
North America		(a)	51.4	38.1	67.5	13.3	(29.4)
Capital expenditures		$210 – 220	196.2	148.8	170.6	$47.4	(21.8)

Capital leases (b):
International	$	(a)	7.6	4.1	13.4	$3.5	(9.3)
North America		(a)	35.4	29.8	-	5.6	29.8
Capital leases		$30 – 40	43.0	33.9	13.4	$9.1	20.5

Total:
International	$	(a)	152.4	114.8	116.5	$37.6	(1.7)
North America		(a)	86.8	67.9	67.5	18.9	0.4
Total		$240 – 260	239.2	182.7	184.0	$56.5	(1.3)

Depreciation and amortization

International	$	(a)	105.8	92.6	97.5	$13.2	(4.9)
North America		(a)	56.6	44.0	37.6	12.6	6.4
Depreciation and amortization		$175 – 190	162.4	136.6	135.1	$25.8	1.5
(a)	Not provided.
(b)	Represents the amount of property and equipment acquired using capital leases. Amounts are provided here to assist in the comparison of assets acquired in the current year versus prior years.

Capital expenditures in 2011 were primarily for information technology, armored vehicles and new cash processing and security equipment.  Capital expenditures in 2011 increased when compared to 2010 primarily due to an increase in our International segment.  The increase in our International segment is largely due to capital expenditures in Mexico.

Capital expenditures in 2010 were primarily for new cash processing and security equipment, armored vehicles, information technology and CompuSafe® units.  Capital expenditures in 2010 decreased mainly due to lower expenditures in our North America segment.  The decrease in our North America segment was due to an increase in leasing armored vehicles and CompuSafe® units.

Capital expenditures have exceeded depreciation and amortization in the last several years and this trend is expected to continue in the next several years as a result of growth in the infrastructure of our operations, including new branch facilities and leasehold improvements, growth in technology investments, and investment in the safety and security of our operations.

Financing Activities

Summary of Financing Activities

	Years Ended December 31,
(In millions)	2011	2010	2009

Cash provided (used) by financing activities
Borrowings and repayments:
Short-term debt	$(7.6)	27.1	(0.9)
Long-term revolving credit facilities	(113.9)	121.2	(10.1)
Issuance of private placement notes	100.0	-	-
Other long-term debt	(32.2)	(15.9)	(11.3)
Borrowings (repayments)	(53.7)	132.4	(22.3)

Debt financing costs	(0.6)	(2.5)	-
Repurchase shares of common stock of Brink's	-	(33.7)	(6.9)
Cash proceeds from sale-leaseback transactions	17.6	1.2	13.6
Dividends attributable to:
Shareholders of Brink’s	(18.7)	(18.9)	(18.4)
Noncontrolling interests in subsidiaries	(16.1)	(18.4)	(13.7)
Proceeds and tax benefits related to stock compensation and other	4.3	(0.1)	1.1
Cash flows from financing activities	$(67.2)	60.0	(46.6)

Debt repayments
In 2011, our net repayments were $53.7 million as compared to net borrowings of $132.4 million in 2010. The change resulted primarily from borrowings in 2010 to fund business acquisitions and the repurchase of common stock. In 2011, on a net basis, we repaid a portion of our debt as cash flows from operating activities exceeded the net cash used by our investing activities.

Share purchases
In 2010, we purchased 1,682,845 shares of our common stock for $33.7 million at an average price of $20.03 per share.  In 2009, we purchased 234,456 shares of our common stock at an average cost of $26.20 per share. We also used $0.8 million in early 2009 to settle share purchases initiated in December 2008.  In 2011, we did not purchase any shares of our common stock.

Dividends
We paid dividends of $0.10 per share in each of the last 12 quarters.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the board of directors.

Capitalization

We use a combination of debt, leases and equity to capitalize our operations.

As of December 31, 2011, debt as a percentage of capitalization (defined as total debt and equity) was 45% compared to 40% at December 31, 2010.  The increase resulted from a reduction in equity compared to the end of 2010 primarily as a result of actuarial losses caused by lower discount rates for retirement plans exceeding net income during 2011.

Summary of Debt, Equity and Other Liquidity Information
	Amount available
	under credit facilities	Outstanding Balance
	December 31,	December 31,
(In millions)	2011	2011	2010	$ change (a)
Debt:
Multi-currency revolving facilities	$37.2	$9.8	11.0	$(1.2)
Revolving Facility	290.0	110.0	217.2	(107.2)
Letter of Credit Facilities	24.8	-	-	-
2010 Credit Facility	20.0	-	-	-
Private Placement Notes	-	100.0	-	100.0
Dominion Terminal Associates bonds	-	43.2	43.2	-
Capital leases	-	95.4	64.2	31.2
Other	-	31.0	53.6	(22.6)
Debt	$372.0	$389.4	389.2	$0.2

Total equity		$482.4	583.1	$(100.7)
(a)	In addition to cash borrowings and repayments, the change in the debt balance also includes changes in currency exchange rates and new capital lease agreements.

Net Debt and Reconciliation to GAAP Measures

	December 31,
(In millions)	2011	2010	$ change

Debt:
Short-term	$25.4	36.5	$(11.1)
Long-term	364.0	352.7	11.3
Total Debt	389.4	389.2	0.2

Cash and cash equivalents	182.9	183.0	(0.1)
Less amounts held by cash logistics operations (a)	(25.1)	(38.5)	13.4
Cash available for general corporate purposes	157.8	144.5	13.3

Net Debt	$231.6	244.7	$(13.1)
(a)
 Title to cash received and processed in certain of our secure cash logistics operations transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources and in our computation of Net Debt.

Net Debt is a supplemental non-GAAP financial measure that is not required by, or presented in accordance with GAAP.  We use Net Debt as a measure of our financial leverage.  We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage. Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our consolidated balance sheets.  Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP, as of December 31, 2011, and December 31, 2010.  Net Debt excluding cash and debt in Venezuelan operations was $242 million at December 31, 2011, and $251 million at December 31, 2010.

Net debt was slightly lower at the end of 2011 compared to 2010 as a result of cash flows from operating activities exceeding cash flow from investing activities.

Liquidity Needs
Our operating liquidity needs are typically financed by cash from operations, short-term debt and the Revolving Facility (our debt facilities are described below). We have certain limitations and considerations related to the cash and borrowing capacity that are reported in our consolidated financial statements.  Based on our current cash on hand, amounts available under our credit facilities and current projections of cash flows from operations, we believe that we will be able to meet our liquidity needs for more than the next twelve months.

Limitations on dividends from foreign subsidiaries.   A significant portion of our operations are outside the U.S. which may make it difficult to repatriate cash for use in the U.S.  See Item 1A., Risk Factors, for more information on the risks associated with having businesses outside the U.S.

Incremental taxes.  We have approximately $126 million of cash held by subsidiaries that we consider to be permanently invested and for which we do not expect to repatriate to the U.S.  If we decided to repatriate this cash to the U.S., we may have to accrue and pay additional income taxes.  Given the number of foreign operations and the complexities of the tax law, it is not practical to estimate the potential tax liability, but the amount of taxes owed could be material depending on how and when the repatriation occurred.

Venezuela.  In 2010, Venezuela began limiting conversions of bolivar fuertes to U.S. dollars to $350,000 per legal entity per month.  As a result, we do not anticipate repatriation of cash from our Venezuelan operations to the U.S. for the foreseeable future.  This may limit our ability to use funds earned in Venezuela for general corporate purposes, including reducing our debt. At December 31, 2011, our Venezuelan subsidiaries held $1.3 million of cash and short-term investments denominated in U.S. dollars and $8.9 million of cash denominated in bolivar fuertes.

Pension contributions.  We intend to contribute company stock to satisfy some or all of the $31.5 million in contributions that are required for 2012 instead of using cash.  We may also use company stock in the future to satisfy future contributions.  The contributions after 2012 total $197 million based on current assumptions.

Debt

On January 6, 2012, we amended our unsecured revolving bank credit facility (the “Revolving Facility”).  The amendment provides for an increase in the amount of the Revolving Facility from $400 million to $480 million at more favorable pricing and extends the maturity date from July 2014 to January 2017. The Revolving Facility’s interest rate is based on LIBOR plus a margin, alternate base rate plus a margin, or competitive bid.  The Revolving Facility allows us to borrow or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of December 31, 2011, $290 million was available under the Revolving Facility.  Amounts outstanding under the Revolving Facility as of December 31, 2011, were denominated primarily in U.S. dollars and to a lesser extent in Canadian dollars.

The margin on LIBOR borrowings under the Revolving Facility, which ranged from 1.225% to 2.325% depending on our credit rating, was 1.75% at December 31, 2011.  Under the amended Revolving Facility, the margin on LIBOR borrowings can range from 0.9% to 1.575% and was 1.20% at January 6, 2012.  The margin on alternate base rate borrowings under the Revolving Facility ranged from 0.225% to 1.325%.  Under the amended Revolving Facility, the alternate base rate borrowings can range from 0.0% to 0.575%.  We also pay an annual facility fee on the Revolving Facility based on our credit rating.  The facility fee, which ranged from 0.15% to 0.55%, was 0.375% at December 31, 2011. Under the amended Revolving Facility, the facility fee can range from 0.10% to 0.30% and was 0.175% at January 6, 2012.

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

As of December 31, 2011, we had three unsecured multi-currency revolving bank credit facilities with a total of $70 million in available credit, of which approximately $37 million was available. A $20 million facility expires in December 2012, another $20 million facility expires in May 2014 and a $30 million facility expires in October 2014.  Interest on these facilities is based on LIBOR plus a margin.  The margin ranges from 1.0% to 2.50%.  We also have the ability to borrow from other banks, at the banks’ discretion, under short-term uncommitted agreements.  Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

We have two unsecured letter of credit facilities totaling $139 million, of which approximately $25 million was available at December 31, 2011.  A $54 million facility expires in December 2014 and an $85 million facility expires in June 2015.  The Revolving Facility and the multi-currency revolving credit facilities are also used for issuance of letters of credit and bank guarantees.  On January 24, 2012, we entered into a $25 million unsecured letter of credit facility that will expire in December 2014.

We also have an unsecured bilateral committed credit facility (the “2010 Credit Facility”) with a total of $20 million in available credit that expires in March 2012.  Interest on this facility is based on LIBOR plus a margin, which ranges from 1.75% to 2.25%.  As of December 31, 2011, $20 million was available under the 2010 Credit Facility.

The Revolving Facility, the Notes, the three unsecured multi-currency revolving bank credit facilities, the two letter of credit facilities and the 2010 Credit Facility contain subsidiary guarantees and various financial and other covenants.  The financial covenants, among other things, limit our total indebtedness, limit priority debt, limit asset sales, limit the use of proceeds from asset sales and provide for minimum coverage of interest costs.  The credit agreements do not provide for the acceleration of payments should our credit rating be reduced.  If we were not to comply with the terms of our various credit agreements, the repayment terms could be accelerated and the commitments could be withdrawn.  An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  We were in compliance with all financial covenants at December 31, 2011.

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

Equity
At December 31, 2011, we had 100 million shares of common stock authorized and 46.9 million shares issued and outstanding.

Share Purchases
In 2009, we purchased 234,456 shares of common stock for $6.1 million at an average price of $26.20 per share.  In 2010, we purchased 1,682,845 shares of our common stock for $33.7 million at an average price of $20.03 per share. We did not purchase any common stock in 2011.

Dividends
We paid regular quarterly dividends on our common stock during the last three years.  On January 19, 2012, the board declared a regular quarterly dividend of 10 cents per share payable on March 1, 2012.  Future dividends are dependent on the earnings, financial condition, shareholder equity levels, cash flow and business requirements, as determined by the board of directors.

Shelf Registration of Common Stock
We intend to register $150 million in new common stock in 2012.  We intend to issue shares in 2012 to satisfy some or all of the required contributions to our primary U.S. pension plan.  We may also issue shares in the future to satisfy future contributions.

Preferred Stock
At December 31, 2011, we had the authority to issue up to 2.0 million shares of preferred stock, par value $10 per share.

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

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2011.

	Estimated Payments Due by Period
						Later
(In millions)	2012	2013	2014	2015	2016	Years	Total

Contractual obligations:
Long-term debt obligations	$7.1	2.5	97.7	7.9	7.9	145.5	268.6
Capital lease obligations	21.6	18.3	16.7	14.9	13.7	10.2	95.4
Operating lease obligations	80.3	63.6	50.2	33.1	20.5	49.0	296.7
Purchase obligations:
Service contracts	6.9	1.4	1.2	0.6	0.1	-	10.2
Other	1.5	-	-	-	-	-	1.5
Other long-term liabilities reflected on the
Company’s balance sheet under GAAP:
Primary U.S. pension plan	31.5	41.5	51.1	47.0	42.4	14.9	228.4
Other retirement obligations:
UMWA plans	-	-	-	-	-	528.5	528.5
Black lung and other plans	7.2	5.8	5.5	5.2	5.0	60.6	89.3
Workers compensation
and other claims	27.0	9.7	6.1	3.7	3.3	21.5	71.3
Uncertain tax positions	3.3	-	-	-	-	-	3.3
Other	0.8	0.8	0.8	0.8	0.8	8.6	12.6
Total	$187.2	143.6	229.3	113.2	93.7	838.8	1,605.8
U.S. Pension Plans
Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement.  There are approximately 20,400 beneficiaries in the plans.  Based on current assumptions we will begin annual contributions to the plan in 2012 which will continue for six years, totaling $228.4 million. We intend to make the 2012 contribution at least in part through the use of shares of our common stock.  We may also contribute shares in the future to satisfy future contributions.

UMWA Plans
Retirement benefits related to former coal operations include medical benefits provided by the Pittston Coal Group Companies Employee Benefit Plan for UMWA Represented Employees.   There are approximately 4,400 beneficiaries in the UMWA plans.  The company does not expect to make additional contributions to these plans until 2023.

Black Lung
Under the Federal Black Lung Benefits Act of 1972, Brink’s is responsible for paying lifetime black lung benefits to miners and their dependents for claims filed and approved after June 30, 1973.  There are approximately 800 black lung beneficiaries.

Other
We have a plan that provides retirement health care benefits to certain eligible salaried employees.  Benefits under this plan are not indexed for inflation.

Assumptions for U.S. Retirement Obligations
We have made various assumptions to estimate the amount of payments to be made in the future.  The most significant assumptions include:
•	Changing discount rates and other assumptions in effect at measurement dates (normally December 31)
•	Investment returns of plan assets
•	Addition of new participants (historically immaterial due to freezing of pension benefits and exit from coal business)
•	Mortality rates
•	Change in laws

The Contractual Obligations table above represents payments projected to be paid with our corporate funds and does not represent payments projected to be made to beneficiaries with retirement plan assets.

Funded Status of U.S. Retirement Plans

	Actual	Projected
(In millions)	2011	2012	2013	2014	2015	2016

U.S. pension plans
Beginning funded status	$(191.7)	(305.3)	(248.5)	(188.3)	(114.9)	(39.6)
Net periodic pension credit (a)	18.8	16.4	16.2	22.3	28.1	33.3
Payment from Brink’s	-	31.5	41.5	51.1	47.0	42.4
Benefit plan experience (loss) gain	(133.1)	(4.3)	0.1	(0.8)	(0.6)	0.1
Other	0.7	13.2	2.4	0.8	0.8	0.8
Ending funded status	$(305.3)	(248.5)	(188.3)	(114.9)	(39.6)	37.0

UMWA plans
Beginning funded status	$(164.1)	(261.6)	(262.9)	(264.9)	(267.7)	(271.5)
Net periodic postretirement credit (cost) (a)	1.5	(1.3)	(2.0)	(2.8)	(3.8)	(4.7)
Benefit plan experience loss	(97.6)	-	-	-	-	-
Other	(1.4)	-	-	-	-	-
Ending funded status	$(261.6)	(262.9)	(264.9)	(267.7)	(271.5)	(276.2)

Black lung and other plans
Beginning funded status	$(62.2)	(60.9)	(56.1)	(52.6)	(49.2)	(46.0)
Net periodic postretirement cost (a)	(2.8)	(2.4)	(2.3)	(2.1)	(2.0)	(1.9)
Payment from Brink’s	7.0	7.2	5.8	5.5	5.2	5.0
Benefit plan experience loss	(2.9)	-	-	-	-	-
Ending funded status	$(60.9)	(56.1)	(52.6)	(49.2)	(46.0)	(42.9)
(a)	Excludes amounts reclassified from accumulated other comprehensive income.

Summary of Total Expenses Related to All U.S. Retirement Liabilities

This table summarizes actual and projected expense (income) related to U.S. retirement liabilities.  Most expenses are allocated to non-segment results, with the balance allocated to North American operations. The market value of the investments used to pay benefits for our retirement plans significantly declined in 2008.  Expenses related to our U.S. pension plans are expected to increase over the next few years as market losses are amortized into earnings from other comprehensive income.

	Actual	Projected
(In millions)	2011	2012	2013	2014	2015	2016

U.S. pension plans	$9.4	27.7	25.1	13.4	4.1	(3.9)
UMWA plans	13.2	22.9	22.6	22.5	22.5	22.6
Black lung and other plans	5.4	5.2	5.0	4.9	4.7	4.5
Total	$28.0	55.8	52.7	40.8	31.3	23.2

Amounts allocated to:
North America segment	$3.2	8.9	9.5	5.0	1.4	(1.7)
Non-segment	24.8	46.9	43.2	35.8	29.9	24.9
Total	$28.0	55.8	52.7	40.8	31.3	23.2

Summary of Total Payments from U.S. Plans to Participants

This table summarizes actual and estimated payments from the plans to participants.

	Actual	Projected
(In millions)	2011	2012	2013	2014	2015	2016

Payments from U.S. Plans to participants
U.S. pension plans	$39.7	55.6	46.1	46.0	47.2	48.7
UMWA plans	39.1	36.9	37.5	37.4	37.5	36.9
Black lung and other plans	7.0	7.2	5.8	5.5	5.2	5.0
Total	$85.8	99.7	89.4	88.9	89.9	90.6

Summary of Total Payments from Brink’s to U.S. Plans

This table summarizes actual and estimated payments from Brink’s to U.S. retirement plans.

	Actual and Projected Payments to Plans from Brink's					Actual and Projected Funded Status
(In millions)	Primary U.S. Pension Plan	Other U.S. Pension Plan	UMWA Plans	Black Lung and Other Plans	Total	U.S. Pension Plans	UMWA Plans	Black Lung and Other Plans	Total

Actual payments
2008	$-	1.9	-	7.1	9.0	(329.2)	(207.5)	(48.6)	(585.3)
2009	150.0	4.2	0.5	7.6	162.3	(152.3)	(157.5)	(47.1)	(356.9)
2010	-	0.8	-	5.9	6.7	(191.7)	(164.1)	(62.2)	(418.0)
2011	-	0.7	-	7.0	7.7	(305.3)	(261.6)	(60.9)	(627.8)
Projected payments
2012	31.5	13.2	-	7.2	51.9	(248.5)	(262.9)	(56.1)	(567.5)
2013	41.5	2.4	-	5.8	49.7	(188.3)	(264.9)	(52.6)	(505.8)
2014	51.1	0.8	-	5.5	57.4	(114.9)	(267.7)	(49.2)	(431.8)
2015	47.0	0.8	-	5.2	53.0	(39.6)	(271.5)	(46.0)	(357.1)
2016	42.4	0.8	-	5.0	48.2	37.0	(276.2)	(42.9)	(282.1)
2017	14.7	0.8	-	4.6	20.1	90.9	(282.0)	(39.9)	(231.0)
2018	0.2	0.8	-	4.4	5.4	133.6	(289.1)	(36.8)	(192.3)
2019	-	0.8	-	4.2	5.0	179.1	(297.5)	(33.7)	(152.1)
2020	-	1.4	-	3.9	5.3	228.6	(307.5)	(30.7)	(109.6)
2021	-	0.9	-	3.6	4.5	281.0	(319.0)	(28.3)	(66.3)
2022	-	0.7	-	3.4	4.1	337.0	(332.2)	(25.5)	(20.7)
2023	-	0.7	26.4	3.2	30.3	396.8	(320.0)	(23.4)	53.4
2024	-	0.7	29.4	3.0	33.1	460.8	(304.0)	(21.3)	135.5
2025	-	0.7	28.4	2.8	31.9	529.3	(288.4)	(19.4)	221.5
2026	-	0.7	27.2	2.6	30.5	602.4	(273.3)	(17.6)	311.5
2027	-	0.6	26.3	2.4	29.3	680.6	(258.4)	(15.9)	406.3
2028	-	0.6	25.6	2.2	28.4	764.3	(243.7)	(14.3)	506.3
2029	-	0.6	24.8	2.0	27.4	853.8	(229.1)	(12.8)	611.9
2030	-	0.5	23.9	1.8	26.2	949.6	(214.8)	(11.5)	723.3
2031	-	0.5	23.1	1.7	25.3	(a)	(a)	(a)	(a)
2032	-	0.5	22.2	1.5	24.2	(a)	(a)	(a)	(a)
2033	-	0.4	21.2	1.4	23.0	(a)	(a)	(a)	(a)
2034	-	0.4	20.3	1.3	22.0	(a)	(a)	(a)	(a)
2035	-	0.4	19.4	1.2	21.0	(a)	(a)	(a)	(a)
2036	-	0.4	18.5	1.1	20.0	(a)	(a)	(a)	(a)
2037	-	0.3	17.6	1.0	18.9	(a)	(a)	(a)	(a)
2038	-	0.3	16.7	0.9	17.9	(a)	(a)	(a)	(a)
2039	-	0.3	15.8	0.8	16.9	(a)	(a)	(a)	(a)
2040	-	0.2	14.8	0.7	15.7	(a)	(a)	(a)	(a)
2041	-	0.2	13.8	0.6	14.6	(a)	(a)	(a)	(a)
2042	-	0.2	12.7	0.6	13.5	(a)	(a)	(a)	(a)
2043	-	0.2	11.8	0.5	12.5	(a)	(a)	(a)	(a)
2044	-	0.2	10.5	0.4	11.1	(a)	(a)	(a)	(a)
2045	-	0.1	9.6	0.4	10.1	(a)	(a)	(a)	(a)
2046	-	0.1	8.7	0.3	9.1	(a)	(a)	(a)	(a)
2047	-	0.1	7.8	0.3	8.2	(a)	(a)	(a)	(a)
2048	-	0.1	7.0	0.3	7.4	(a)	(a)	(a)	(a)
2049	-	0.1	6.2	0.2	6.5	(a)	(a)	(a)	(a)
2050	-	0.1	5.4	0.2	5.7	(a)	(a)	(a)	(a)
2051	-	0.1	4.8	0.2	5.1	(a)	(a)	(a)	(a)
2052	-	-	4.2	0.2	4.4	(a)	(a)	(a)	(a)
2053	-	-	3.6	0.1	3.7	(a)	(a)	(a)	(a)
2054	-	-	3.1	0.1	3.2	(a)	(a)	(a)	(a)
2055	-	-	2.7	0.1	2.8	(a)	(a)	(a)	(a)
2056	-	-	2.3	0.1	2.4	(a)	(a)	(a)	(a)
2057	-	-	2.0	0.1	2.1	(a)	(a)	(a)	(a)
2058	-	-	1.7	0.1	1.8	(a)	(a)	(a)	(a)
2059	-	-	1.4	0.1	1.5	(a)	(a)	(a)	(a)
2060 and thereafter	-	-	7.6	-	7.6	(a)	(a)	(a)	(a)
Total projected payments	$228.4	33.7	528.5	89.3	879.9
	(a) Information not provided

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of December 31, 2011.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

Discounted Cash Flows at Plan Discount Rates – Reconciled to Liability Amounts Reported under U.S. GAAP

	December 31, 2011
(In millions)	Primary U.S. pension plan (b)	UMWA Plans (c)	Other unfunded U.S. plans	Total

Funded status of U.S. retirement plans – GAAP	$278.8	261.6	87.4	627.8
Present value of projected earnings of plan assets (a)	(81.6)	(57.1)	-	(138.7)
Discounted cash flows at plan discount rates – Non-GAAP	$197.2	204.5	87.4	489.1

Plan discount rate	4.60%	4.40%
Expected return of assets	8.25%	8.50%

(a)
Under GAAP, the funded status of a benefit plan is reduced by the fair market value of plan assets at the balance sheet date, and the present value of the projected earnings on plan assets does not reduce the funded status at the balance sheet date.  The non-GAAP measure presented above additionally reduces the funded status as computed under GAAP by the present value of projected earnings of plan assets using the expected return on asset assumptions of the respective plan.

(b)
For the primary U.S. pension plan, we are required by ERISA regulations to maintain minimum funding levels, and as a result, we estimate we will be required to make minimum required contributions from 2012 to 2017.  We have estimated that we will achieve the required funded ratio after the 2017 contribution.

(c)
There are no minimum funding requirements for the UMWA plans because they are not covered by ERISA funding regulations.  Using assumptions at the end of 2011, we project that the plan assets plus expected earnings on those investments will cover the benefit payments for these plans until 2023.  We project that Brink’s will be required to contribute cash to the plan beginning in 2023 to pay beneficiaries.

Discounted cash flows at plan discount rates are supplemental financial measures that are not required by, or presented in accordance with GAAP.  The purpose of the discounted cash flows at plan discount rate is to present our retirement obligations after giving effect to the benefit of earning a return on plan assets.  We believe this measure is helpful in assessing the present value of our future funding requirements in order to meet plan benefit obligations.  Discounted cash flows at plan discount rates should not be considered as an alternative to the funded status of the U.S. retirement plans at December 31, 2011, as determined in accordance with GAAP and should be read in conjunction with our consolidated balance sheets.

Contingent Matters

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The application of accounting principles requires the use of assumptions, estimates and judgments.  We make assumptions, estimates and judgments based on, among other things, knowledge of operations, markets, historical trends and likely future changes, similarly situated businesses and, when appropriate, the opinions of advisors with relevant knowledge and experience.  Reported results could have been materially different had we used a different set of assumptions, estimates and judgments.

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

Valuation Allowances

	December 31,
(In millions)	2011	2010

U.S.	$8.2	15.7
Non-U.S.	35.7	30.2
Total	$43.9	45.9

Application of Accounting Policies

U.S. Deferred Tax Assets

We have $390 million of net deferred tax assets at December 31, 2011, and $354 million related to U.S. jurisdictions.  We changed our judgment about the need for a deferred tax asset valuation allowance for foreign tax credit carryforwards in the U.S. as a result of tax planning strategies to repatriate non-U.S. earnings to enable us to utilize the credit carryfoward.  As a result, we reversed $7.9 million of valuation allowances in 2011 that were originally recorded in 2010.  Other than foreign tax credits, there were no significant changes to our U.S. valuation allowances in 2011.

We used various estimates and assumptions to evaluate the need for the valuation allowance in the U.S.  These included
•	projected revenues and operating income for our U.S. entities,
•	estimated required contributions to our U.S. retirement plans, and
•	interest rates on projected U.S. borrowings.

Had we used different assumptions, we might have made different conclusions about the need for valuation allowances.  For example, using different assumptions in 2011 and 2010 we might have concluded that we require a valuation allowance offsetting our U.S. deferred tax assets at the end of 2011 and 2010.

Non-U.S. Deferred Tax Assets

We changed our judgment about the need for valuation allowances for deferred tax assets in certain non-U.S. jurisdictions as a result of improvements in operating results and an improved outlook about the future operating performance in those jurisdictions.  As a result, we reversed $0.3 million of valuation allowances in 2011 and $0.9 million of valuation allowances in 2010 through continuing operations.

Goodwill, Other Intangible Assets and Property and Equipment Valuations

Accounting Policies

At December 31, 2011, we had property and equipment of $749.2 million, goodwill of $231.4 million and other intangible assets of $63.8 million, net of accumulated depreciation and amortization.  We review these assets for possible impairment using the guidance in FASB ASC Topic 350, Intangibles - Goodwill and Other, for goodwill and other intangible assets and FASB ASC Topic 360, Property, Plant and Equipment, for property and equipment.  Our review for impairment requires the use of significant judgments about the future performance of our operating subsidiaries. Due to the many variables inherent in the estimates of the fair value of these assets, differences in assumptions could have a material effect on the impairment analyses.

Application of Accounting Policies

Goodwill
We review goodwill for impairment annually and whenever events or circumstances make it more likely than not that impairment may have occurred.  Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We perform a qualitative assessment in order to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount. As part of this assessment, we review qualitative factors such as the amount of excess fair value from the most recent quantitative analysis, changes in the reporting unit carrying values, changes in market conditions as well as other factors specific to each reporting unit. If fair value is required to be determined for any reporting unit, we estimate the fair value using a discounted cash flow methodology.  The fair value of each reporting unit is compared to its carrying value to determine if impairment is indicated.

For the 2011 assessment, we have determined that qualitative factors are present which indicate that the fair value of each reporting unit exceeds its carrying value.  As a result, we have not updated our quantitative assessment of fair value for the reporting units.  Due to a history of profitability and cash flow generation along with expectations for future cash flows, we have determined that the fair value of the Latin America and Asia Pacific reporting units substantially exceeds carrying value.  However, during our qualitative assessment, we noted factors that would indicate that the fair value of two of the reporting units, North America and EMEA, may no longer be substantially in excess of fair value.  This decline is driven primarily by lower than previously anticipated performance in both of these reporting units.  North America and EMEA have $20.1 million and $126.4 million in goodwill, respectively, as of December 31, 2011.

The qualitative assessment performed is inherently subjective, with a number of factors based on assumptions and judgments.  Changes in assumptions and results due to economic conditions, industry factors and reporting unit performance could result in different assessments of the fair value and could result in impairment charges in the future.

Indefinite-lived intangibles
We review indefinite-lived intangibles for impairment annually and whenever events or circumstances make it more likely than not that impairment may have occurred.  An indefinite-lived intangible is also evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life.  The annual impairment test is performed by comparing the carrying value of the intangible to its estimated fair value.  We have had no significant impairments of indefinite-lived intangibles in the last three years.

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

The discount rates for the primary U.S. pension plan, UMWA retiree medical plans and Black Lung obligations were:

	Primary U.S. Plan			UMWA Plans			Black Lung
	2011	2010	2009	2011	2010	2009	2011	2010	2009

Discount rate:
Retirement cost	5.3%	5.9%	6.7%	5.3%	5.9%	6.2%	4.8%	5.3%	6.3%
Benefit obligation at year end	4.6%	5.3%	5.9%	4.4%	5.3%	5.9%	4.2%	4.8%	5.4%

Sensitivity Analysis
The discount rate we select at year end affects the valuations of plan obligations at year end and calculations of net periodic expenses for the following year.

The tables below compare hypothetical plan obligation valuations for our largest plans as of December 31, 2011, actual expenses for 2011 and projected expenses for 2012 assuming we had used discount rates that were one percentage point lower or higher.

Plan Obligations at December 31, 2011

	Hypothetical		Hypothetical
(In millions)	1% lower	Actual	1% higher

Primary U.S. pension plan	$1,111.6	964.2	845.8
UMWA plans	588.3	529.6	480.6

Actual 2011 and Projected 2012 Expense (Income)

		Hypothetical sensitivity analysis			Hypothetical sensitivity analysis
(In millions, except percentages)		for discount rate assumption			for discount rate assumption
	Actual	1% lower	1% higher	Projected	1% lower	1% Higher
Years Ending December 31,	2011	2011	2011	2012	2012	2012

Primary U.S. pension plan
Discount rate assumption	5.3%	4.3%	6.3%	4.6%	3.6%	5.6%
Retirement cost (credit)	$8.0	19.0	(1.3)	$22.5	32.9	13.6

UMWA plans
Discount rate assumption	5.3%	4.3%	6.3%	4.4%	3.4%	5.4%
Retirement cost	$13.2	14.3	12.1	$22.9	24.0	21.8

Expected-Return-on-Assets Assumption
Our expected-return-on-assets assumption, which affects our net periodic benefit cost, reflects the long-term average rate of return we expect the plan assets to earn.  We select the expected-return-on-assets assumption using advice from our investment advisor and actuary considering each plan’s asset allocation targets and expected overall investment manager performance and a review of the most recent long-term historical average compounded rates of return, as applicable.  We selected 8.25% as the expected-return-on-assets assumption for our primary U.S. plan and 8.50% for our UMWA retiree medical plans as of December 31, 2011.  We selected 8.75% for both plans as of December 31, 2010.

Over the last ten years, the annual returns of our primary U.S. pension plan have averaged, on a compounded basis, 5.5%, net of fees, while the 20-year and 25-year compounded annual return averaged 8.5%, and the 29-year compounded annual return averaged 12.1%.

Sensitivity Analysis
Effect of using different expected-rate-of-return assumptions.  Our 2011 and projected 2012 expense would have been different if we had used different expected-rate-of-return assumptions.  For every hypothetical change of one percentage point in the assumed long-term rate of return on plan assets (and holding other assumptions constant), our 2011 and 2012 expense would be as follows.

		Hypothetical sensitivity analysis			Hypothetical sensitivity analysis
		for expected-return-on asset			for expected-return-on asset
(In millions, except percentages)		assumption			assumption
	Actual	1% lower	1% higher	Projected	1% lower	1% Higher
Years Ending December 31,	2011	2011	2011	2012	2012	2012

Expected-return-on-asset assumption
Primary U.S. pension plan	8.75%	7.75%	9.75%	8.25%	7.25%	9.25%
UMWA plans	8.75%	7.75%	9.75%	8.50%	7.50%	9.50%

Primary U.S. pension plan	$8.0	15.5	0.7	$22.5	29.8	15.2
UMWA plans	13.2	16.1	10.3	22.9	25.4	20.4

Effect of improving or deteriorating actual future market returns.  Our funded status at December 31, 2012, and our 2013 expense will be different from currently projected amounts if our projected 2012 returns are better or worse than the returns we have assumed for each plan.

		Hypothetical sensitivity analysis of 2012 asset return
(In millions, except percentages)		better or worse than expected
		Better	Worse
Years Ending December 31,	Projected	return	return

Return on investments in 2012
Primary U.S. pension plan	8.25%	16.50%	- %
UMWA plans	8.50%	17.00%	- %

Projected Funded Status at December 31, 2012
Primary U.S. pension plan	$(234)	(178)	(291)
UMWA plans	(263)	(242)	(284)

2013 Expense
Primary U.S. pension plan	$24	21	26
UMWA plans	23	19	26

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

(In millions)	Based on market-related value of assets			Hypothetical (a)
	Actual	Projected	Projected
Years Ending December 31,	2011	2012	2013	2011	2012	2013

Expense (Income)

Primary U.S. pension plan	$8.0	22.5	24.2	$20.9	30.2	21.7
(a)	Assumes that our accounting policy was to use the fair market value of assets instead of the market-related value of assets to determine our expense related to our primary U.S. pension plan.

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

For the UMWA plans, our largest postretirement plans, we have assumed a medical inflation rate of 7% for 2012, and we project this rate to decline to 5% by 2018.  The average annual medical inflation rate of the company over the last three years was 7.6%.   If we had assumed that medical inflation rates were one percentage point higher in each future year, the plan obligation for these plans at December 31, 2011, would have been approximately $60.1 million higher and the expense for 2011 would have been $2.5 million higher.  If we had assumed that the medical inflation rates were one percentage point lower, the plan obligation at December 31, 2011, would have been approximately $51.1 million lower and the related 2011 expenses would have been $2.1 million lower.

If we had projected medical inflation rates to decline from 7% to 4.5% by 2027, instead of our projected decline to 5% by 2018, the plan obligation for the UMWA retiree medical benefit plan would have been $25.5 million higher for 2011 and our expense would be $3.0 million higher for 2012.

In addition, the Patient Protection and Affordable Care Act could substantially change the health care and insurance industries in the U.S., which could increase our costs.

Excise Tax on Administrators by Patient Protection and Affordable Care Act
A 40% excise tax will be imposed on high-cost health plans (“Cadillac plans”) beginning in 2018.  The tax will apply to plan costs that exceed a certain threshold level for individuals and for families, which will be indexed to inflation.  There will be higher limits for high-risk professions, among which is mining.  Even though the tax is not assessed directly to an employer but rather to the benefits plan administrator, the cost is expected to be passed through to plan sponsors as higher premiums or higher claims administration fees, increasing the plan sponsor’s obligations.  We project that this excise tax will impact our UMWA plans and have accordingly included a 4.2% increase (approximately $21.3 million) to our UMWA plans’ obligation.  We are currently unable to reduce the benefit levels of our UMWA medical plans to avoid this excise tax because these benefit levels are required by the Coal Industry Retiree Health Benefit Act of 1992.

Black Lung
The Patient Protection and Affordable Care Act, which was enacted in March 2010, contains an amendment to the laws governing federal black lung benefits for coal miners.  The amendment creates a presumption that benefits should be awarded to current or former coal miners that have accumulated 15 or more years of coal mine employment if they are able to prove that they have a disabling pulmonary disease.  Previously, miners were required to demonstrate that their disabling pulmonary disease was caused by black lung disease, and not by some other cause such as smoking or old age.  Under the amendment, the burden of proof becomes the employer’s to establish that the disabling pulmonary disease is not black lung disease or that the miner’s disease did not result from coal mine employment.  We expect that the amendment may increase the approval rates for coal miners applying to receive black lung benefits, however, the rates have not been significantly affected to date.

We remeasured our black lung obligation as of March 31, 2010, to reflect an estimate of the increase in approval rates as a result of the amendment.  The obligation increased $19.3 million as a result of the remeasurement, from $42.3 million before the remeasurement to $61.6 million.  The liability could change in the future if the approval rates used in the estimates of the liabilities are either too high or too low.  These estimated amounts will change in the future to reflect payments made, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the currently estimated amounts.

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

Plan	Mortality table
UMWA plans	RP-2000 Separate, Healthy Blue Collar
Black Lung	RP-2000 Combined Annuitant/Non-Annuitant Blue Collar
Primary U.S. pension	RP-2000 Combined Active and Retiree, Healthy Blue Collar

The number of participants by major plan in the past five years is as follows:

	Number of participants
Plan	2011	2010	2009	2008	2007
UMWA plans	4,400	4,600	4,700	4,900	5,000
Black Lung	800	800	700	700	800
U.S. pension	20,400	21,000	21,100	21,500	22,500

Since we are no longer operating in the coal industry, we anticipate that the number of participants in the UMWA retirement medical plan will decline over time due to mortality.  Since the U.S. pension plan has been frozen, the number of its participants will also decline over time.

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

Application of Accounting Policy

Venezuela
Our Venezuelan operations constitute a material portion of our overall consolidated operations, and accounted for $269 million or 7% of total Brink’s revenues in 2011.  Our operating margins in Venezuela have varied depending on the mix of business during any year and have been up to three times our overall international segment operating margin rate.

Beginning January 1, 2010, we designated Venezuela’s economy as highly inflationary for accounting purposes, and we consolidated our Venezuelan results using our accounting policy for subsidiaries operating in highly inflationary economies.

Since 2003, the Venezuelan government has controlled the exchange of local currency into other currencies, including the U.S. dollar.
•
From 2003 to the present the government has maintained an official exchange rate.  The rate is available only for transactions that have been approved by the government’s currency control agency, known as CADIVI, or if the purpose of the conversion is to purchase goods or services that are on a list of approved items.  The official rate was 2.15 bolivar fuertes to the dollar in 2008 and 2009.  In January 2010, the official currency was devalued and split into two separate official rates, one for priority items such as food, and another rate for other imports and other purposes.  The ability to exchange funds at either of these rates requires CADIVI’s approval, unless the purpose of the conversion was to purchase goods or services that were on lists of approved items.  The new rates were 2.6 and 4.3 bolivar fuertes to the dollar. In January 2011, the government eliminated the 2.6 rate such that the official rate was at a single rate of 4.3 bolivar fuertes to the dollar.

•
In addition to the official rate, a parallel market exchange rate was available until a June 2010 law disallowed the use of the parallel rate.  Prior to June 2010, the parallel rate could be used to convert local cash into dollars.  The average parallel bolivar fuerte to dollar rate was 4.2 in 2008, 6.0 in 2009 and 6.9 in the first five months of 2010.

We remeasured bolivar fuerte-denominated net monetary assets at each balance sheet date using the parallel rate until June 9, 2010, when the Venezuelan government replaced the parallel rate with a new exchange process that requires each transaction be approved by the government’s central bank (the “SITME” rate).  On a daily basis, the central bank publishes ranges of prices at which it may approve transactions to purchase dollar-denominated bonds, resulting in an exchange rate range of 4.3 to 5.3 bolivar fuertes to the U.S. dollar. To date, approved transactions have been at the upper end of the range.  To the extent we need to obtain U.S. dollars, we currently expect our U.S. dollar-denominated transactions to be settled at a rate of 5.3 bolivar fuertes to the U.S. dollar.  We have used this rate to remeasure our bolivar fuerte-denominated monetary assets and liabilities into U.S. dollars at December 31, 2011, resulting in bolivar fuerte-denominated net monetary assets at December 31, 2011, of $56.7 million.  We did not recognize any remeasurement gains or losses in 2011 as the SITME rate did not change.

Under the SITME process, approved transactions may not exceed $350,000 per legal entity per month.  We believe that we will be able to continue to obtain sufficient U.S. dollars to purchase imported supplies and fixed assets to operate our business in Venezuela.  We believe the repatriation of cash invested in Venezuela will be limited in the future.  We have also been successful at converting bolivar fuertes to U.S. dollars through other legal channels, at a rate not as favorable as the SITME rate.

At December 31, 2011, our Venezuelan subsidiaries held $1.3 million of cash and short-term investments denominated in U.S. dollars and $8.9 million of cash denominated in bolivar fuertes.  On an equity-method basis, we had investments in our Venezuelan operations of $75.4 million at December 31, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements.  ASU 2010-06 both expands and clarifies the disclosure requirements related to fair value measurements. Entities are required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 of the fair value valuation hierarchy and describe the reasons for the transfers. Additionally, entities are required to disclose information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The new guidance also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques.  We adopted the new disclosures effective January 1, 2010, except for the Level 3 rollforward disclosures. We did not have any significant transfers in and out of Level 1 and Level 2 of the fair value valuation hierarchy during 2010. See note 9 for the required disclosures for a 2011 transfer of certain of our fixed-rate bonds from Level 1 to Level 2 in the fair valuation hierarchy.  We adopted the Level 3 rollforward disclosures effective January 1, 2011. The adoption of the Level 3 disclosures did not have a material effect on our financial statements as the only Level 3 valuations were for investments held by our retirement plans.  Since these valuations have been estimated using net asset value per share, we are not required to make the Level 3 rollforward disclosures required by ASU 2010-06.

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

In May 2010, the FASB issued ASU 2010-19, Foreign Currency Issues: Multiple Foreign Currency Exchange Rates, which codified an SEC Staff Announcement made at the March 18, 2010, Emerging Issues Task Force (“EITF”) meeting.  The Staff Announcement provides the SEC staff’s view on certain exchange rates related to investments in Venezuela.  The use of different rates for remeasurement and translation purposes causes Venezuelan reported balances for financial reporting purposes and the actual U.S. dollar denominated balances to be different.  The SEC staff indicated that any differences between the amounts reported for financial reporting purposes and actual U.S. dollar denominated balances that may have existed prior to the application of the highly inflationary accounting requirements (January 1, 2010, for calendar year-end registrants including Brink’s) should be recognized in the income statement, unless the issuer can document that the difference was previously recognized as a cumulative translation adjustment, in which case the difference should be recognized as a currency translation adjustment. We adopted the guidance effective March, 31, 2010, and recognized these differences as a currency translation adjustment as of January 1, 2010, upon the adoption of highly inflationary accounting in Venezuela. See related disclosures in Note 1.

In December 2010, the FASB ratified EITF 10-G, Disclosure of Supplementary Pro Forma Information for Business Combinations. EITF 10-G affects public entities that have entered into material business combinations and requires that pro forma disclosures reflect the assumption that the business combination had occurred as of the beginning of the prior annual period.  It also requires a description of nonrecurring pro forma adjustments.  EITF 10-G is effective and should be applied prospectively for business combinations completed during periods beginning after December 15, 2010, with early adoption permitted.  We were required to adopt the new rule in 2011, but we early adopted this standard for acquisitions occurring in 2010.  The adoption of this guidance did not have a material effect on our financial statements.

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

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment.  Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., Step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, the two-step impairment test would be required. The ASU also requires that the same qualitative factors be considered when determining whether an interim test of goodwill impairment is necessary and for determining whether it is necessary to perform Step 2 for reporting units with zero or negative carrying amounts.  The option to carry forward an entity’s detailed calculation of fair value of the reporting unit if certain conditions were met has been removed.  Although the ASU is effective for fiscal years beginning after December 15, 2011, we adopted this guidance for the 2011 reporting year for our annual October 1 goodwill impairment test.  The adoption of this guidance did not have a material effect on our financial statements.

Standards Not Yet Adopted
In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which became effective for us on January 1, 2012.  ASU 2011-04 changes how fair value guidance is applied in certain circumstances and expands the disclosure requirements around fair value measurements.  For entities with fair value measurements classified as Level 3, required disclosures include a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation processes in place, a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs, and quantitative disclosures about unobservable inputs used in fair value measurements other than those valuations that use net asset value as a practical expedient.  The adoption of this guidance will not have a material effect on our financial statements but may increase the disclosures related to our Level 3 fair value measurements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which became effective for us on January 1, 2012.  Under ASU 2011-05, an entity has the option to present the components of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU does not change the items that must be reported as other comprehensive income.  Whether presenting two separate statements or one continuous statement, the ASU required entities to present reclassifications from other comprehensive income in the statement reporting net income.  In December 2011, however, the FASB deferred this requirement when it issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which has the same effective date as ASU 2011-05.  Companies must continue to disclose reclassifications from other comprehensive income on the statement that reports other comprehensive income, or in the notes to the financial statements.  We have determined that the standards will not affect our annual financial statements. However, we will be required to include a statement of comprehensive income in our quarterly financial statements beginning in 2012.

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

The sensitivity analyses discussed below for the market risk exposures were based on the facts and circumstances in effect at December 31, 2011.  Actual results will be determined by a number of factors that are not under management’s control and could vary materially from those disclosed.

Interest Rate Risk

We use both fixed and floating rate debt and leases to finance our operations. Floating rate obligations, including our Revolving Facility, expose us to fluctuations in cash flows due to changes in the general level of interest rates.  Fixed rate obligations, including our Dominion Terminal Associates debt and our unsecured notes, are subject to fluctuations in fair values as a result of changes in interest rates.

Based on the contractual interest rates on the floating rate debt at December 31, 2011, a hypothetical 10% increase in rates would increase cash outflows by approximately $0.6 million over a twelve-month period.  In other words, our weighted average interest rate on our floating rate instruments was 2.9% per annum at December 31, 2011.  If that average rate were to increase by 0.3 percentage points to 3.2%, the cash outflows associated with these instruments would increase by $0.6 million annually.  The effect on the fair values on our Dominion Terminal Associates (“DTA”) debt and on our unsecured notes for a hypothetical 10% decrease in the yield curve from year-end 2011 levels would result in a $3.3 million increase for our DTA debt and a $2.8 million increase for our unsecured notes in the fair values of the debt.

Foreign Currency Risk

We have exposure to the effects of foreign currency exchange rate fluctuations on the results of all of our foreign operations.  Our foreign operations generally use local currencies to conduct business but their results are reported in U.S. dollars.

Our business in Venezuela represents approximately 7% of our revenues.  Currently, Venezuela operates in a highly inflationary economy and its currency is fixed to the U.S. dollar.  However, there is a risk that the Venezuelan government will devalue the local currency in the future, which would reduce the value of our business and result in the recognition of a loss.

The investment in our Venezuelan subsidiaries, and cash and other monetary assets held by these subsidiaries are as follows:

	December 31,
(In millions)	2011	2010

Equity-method investment in Venezuelan subsidiaries (a)	$75.4	50.6

Net monetary assets held by our Venezuelan subsidiaries
Cash and short-term investments denominated in U.S. dollars	$1.3	3.3

Net monetary assets denominated in bolivar fuertes:
Cash and cash equivalents	$8.9	18.2
Accounts receivable, accounts payable and other, net	47.8	12.8
Total	$56.7	31.0
(a)	The amount represents retained earnings net of currency translation adjustments of the business.

We are exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of domestic and foreign operations. To mitigate these exposures, we, from time to time, enter into foreign currency forward and swap contracts.  At December 31, 2011, the notional value of our outstanding foreign currency contracts was $72.8 million with average contract maturities of less than one month. The foreign currency contracts primarily offset exposures in the Mexican peso and the euro.  We do not use derivative financial instruments to hedge investments in foreign subsidiaries since such investments are long-term in nature.

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from year-end 2011 levels against all other currencies of countries in which we have continuing operations are as follows:

Hypothetical Effects
(In millions)	Increase/ (decrease)

Effect on Earnings
Translation of 2011 earnings into U.S. dollars	$(13.5)
Transaction gains (losses)	0.6
Effect on Other Comprehensive Income (Loss):
Translation of net assets of foreign subsidiaries	(72.7)

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
FOR THE YEAR ENDED DECEMBER 31, 2011

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.”

Based on this assessment, our management believes that, as of December 31, 2011, our internal control over financial reporting is effective based on the COSO criteria.

KPMG LLP, the independent registered public accounting firm which audits our consolidated financial statements, has issued an attestation report of our internal control over financial reporting.  KPMG’s attestation report appears on page 72.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The Brink’s Company:

We have audited The Brink’s Company’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Brink’s Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Brink’s Company and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 27, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia
February 27, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The Brink’s Company:

We have audited the accompanying consolidated balance sheets of The Brink’s Company and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Brink’s Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Brink’s Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia
February 27, 2012

THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets

	December 31,
(In millions, except per share amounts)	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$182.9	183.0
Accounts receivable, (net of allowance: 2011 – $8.9; 2010 – $7.2)	550.5	525.1
Prepaid expenses and other	134.1	121.0
Deferred income taxes	66.4	48.3
Total current assets	933.9	877.4

Property and equipment, net	749.2	698.9
Goodwill	231.4	244.3
Other intangibles	63.8	83.2
Deferred income taxes	350.8	276.0
Other	77.1	90.7

Total assets	$2,406.2	2,270.5

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$25.4	36.5
Current maturities of long-term debt	28.7	29.0
Accounts payable	159.5	141.5
Accrued liabilities	488.5	469.0
Total current liabilities	702.1	676.0

Long-term debt	335.3	323.7
Accrued pension costs	369.6	266.8
Retirement benefits other than pensions	315.4	218.6
Deferred income taxes	23.0	30.6
Other	178.4	171.7
Total liabilities	1,923.8	1,687.4

Commitments and contingent liabilities (notes 3, 4, 12, 14, 17 and 21)

Equity:
The Brink’s Company (“Brink’s”) shareholders:
Common stock, par value $1 per share:
Shares authorized: 100.0
Shares issued and outstanding: 2011 – 46.9; 2010 – 46.4	46.9	46.4
Capital in excess of par value	559.5	542.6
Retained earnings	589.5	537.5
Accumulated other comprehensive income (loss)
Benefit plan adjustments	(680.1)	(550.7)
Foreign currency translation	(110.7)	(64.0)
Unrealized gains on available-for-sale securities	2.9	4.4
Accumulated other comprehensive loss	(787.9)	(610.3)

Brink’s shareholders	408.0	516.2

Noncontrolling interests	74.4	66.9

Total equity	482.4	583.1

Total liabilities and equity	$2,406.2	2,270.5

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
(In millions, except per share amounts)	2011	2010	2009

Revenues	$3,885.5	3,121.5	3,135.0

Costs and expenses:
Cost of revenues	3,174.3	2,536.4	2,534.5
Selling, general and administrative expenses	543.1	429.3	430.2
Total costs and expenses	3,717.4	2,965.7	2,964.7
Other operating income (expense)	3.2	(9.5)	(3.5)

Operating profit	171.3	146.3	166.8

Interest expense	(24.0)	(14.8)	(11.3)
Interest and other income (expense)	9.1	8.1	10.8
Income from continuing operations before tax	156.4	139.6	166.3
Provision (benefit) for income taxes	59.4	67.1	(61.1)

Income from continuing operations	97.0	72.5	227.4

Income from discontinued operations, net of tax	1.5	0.3	4.5

Net income	98.5	72.8	231.9
Less net income attributable to noncontrolling interests	(24.0)	(15.7)	(31.7)

Net income attributable to Brink’s	$74.5	57.1	200.2

Income attributable to Brink’s:
Continuing operations	$73.0	56.8	195.7
Discontinued operations	1.5	0.3	4.5

Net income attributable to Brink’s	$74.5	57.1	200.2

Earnings per share attributable to Brink’s common shareholders:
Basic:
Continuing operations	$1.52	1.18	4.14
Discontinued operations	0.03	0.01	0.10
Net income	1.56	1.18	4.23

Diluted:
Continuing operations	$1.52	1.17	4.11
Discontinued operations	0.03	0.01	0.10
Net income	1.55	1.18	4.21

Weighted-average shares
Basic	47.8	48.2	47.2
Diluted	48.1	48.4	47.5

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(In millions)	2011	2010	2009

Net income	$98.5	72.8	231.9

Other comprehensive income (loss):
Benefit plan adjustments:
Net experience gains (losses) arising during the year	(253.6)	(67.8)	68.2
Deferred profit sharing	0.4	(0.4)	-
Tax benefit (provision) related to net experience gains and losses arising during the year	89.4	24.1	(0.3)
Reclassification adjustment for amortization of prior net experience loss included in net income	48.5	37.8	28.2
Tax benefit related to reclassification adjustment	(16.5)	(13.5)	(9.5)
Prior service cost (credit) from plan amendment during the year	-	(19.3)	-
Tax benefit (provision) related to prior service cost (credit) from plan amendment during the year	-	7.1	-
Reclassification adjustment for amortization of prior service cost (credit) included in net income	3.5	2.7	1.2
Tax provision (benefit) related to reclassification adjustment	(1.1)	(0.9)	(0.1)
Benefit plan adjustments, net of tax	(129.4)	(30.2)	87.7

Foreign currency:
Translation adjustments arising during the year	(50.5)	4.6	(92.4)
Reclassification from available-for-sale securities	-	(0.6)	-
Tax benefit (provision) related to translation adjustments	1.7	(0.1)	(0.7)
Reclassification adjustment for deconsolidation of a former subsidiary	-	(2.0)	-
Foreign currency translation adjustments, net of tax	(48.8)	1.9	(93.1)

Available-for-sale securities:
Unrealized net gains (losses) on available-for-sale securities arising during the year	2.1	5.4	2.1
Reclassification to foreign currency	-	0.6	-
Tax benefit (provision) related to unrealized net gains and losses on available-for-sale securities	-	(1.7)	-
Reclassification adjustment for net (gains) losses realized in net income	(4.4)	(3.8)	-
Tax provision (benefit) related to reclassification adjustment	0.9	1.1	-
Unrealized net gains (losses) on available-for-sale securities, net of tax	(1.4)	1.6	2.1
Other comprehensive income (loss)	(179.6)	(26.7)	(3.3)

Other comprehensive income (loss)	$(81.1)	46.1	228.6

Amounts attributable to Brink’s:
Net income	$74.5	57.1	200.2
Benefit plan adjustments	(129.4)	(30.2)	87.7
Foreign currency	(46.7)	(3.3)	(40.3)
Available-for-sale securities	(1.5)	1.2	2.6
Other comprehensive income (loss)	(177.6)	(32.3)	50.0
Comprehensive income (loss) attributable to Brink’s	(103.1)	24.8	250.2

Amounts attributable to noncontrolling interests:
Net income	24.0	15.7	31.7
Foreign currency	(2.1)	5.2	(52.8)
Available-for-sale securities	0.1	0.4	(0.5)
Other comprehensive income (loss)	(2.0)	5.6	(53.3)
Comprehensive income (loss) attributable to noncontrolling interests	22.0	21.3	(21.6)

Comprehensive income (loss)	$(81.1)	46.1	228.6

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Equity

Years Ended December 31, 2011, 2010 and 2009

			Capital		Accumulated	Attributable
			in Excess		Other	to
		Common	of Par	Retained	Comprehensive	Noncontrolling
(In millions)	Shares	Stock	Value	Earnings	Loss	Interests	Total
Balance as of December 31, 2008	45.7	$45.7	486.3	310.0	(628.0)	91.3	305.3
Net income	-	-	-	200.2	-	31.7	231.9
Other comprehensive income (loss)	-	-	-	-	50.0	(53.3)	(3.3)
Shares repurchased (see note 16)	(0.2)	(0.2)	(2.5)	(3.4)	-	-	(6.1)
Shares contributed to pension plan (see note 16)	2.3	2.3	55.3	-	-	-	57.6
Dividends to:
Brink’s common shareholders ($0.40 per share)	-	-	-	(18.4)	-	-	(18.4)
Noncontrolling interests	-	-	-	-	-	(13.7)	(13.7)
Share-based compensation
Stock options and awards:
Compensation expense	-	-	6.6	-	-	-	6.6
Consideration from exercise of stock options	0.1	0.1	1.2	-	-	-	1.3
Excess tax benefit of stock compensation	-	-	0.1	-	-	-	0.1
Other share-based benefit programs	-	-	3.2	(0.4)	-	-	2.8
Adjustment to spin-off of BHS	-	-	-	26.8	-	-	26.8
Business acquisitions	-	-	-	-	-	4.9	4.9
Balance as of December 31, 2009	47.9	47.9	550.2	514.8	(578.0)	60.9	595.8
Net income	-	-	-	57.1	-	15.7	72.8
Other comprehensive income (loss)	-	-	-	-	(32.3)	5.6	(26.7)
Shares repurchased (see note 16)	(1.7)	(1.7)	(19.5)	(12.5)	-	-	(33.7)
Dividends to:
Brink’s common shareholders ($0.40 per share)	-	-	-	(18.9)	-	-	(18.9)
Noncontrolling interests	-	-	-	-	-	(18.4)	(18.4)
Share-based compensation
Stock options and awards:
Compensation expense	-	-	6.2	-	-	-	6.2
Consideration from exercise of stock options	0.4	0.4	6.1	-	-	-	6.5
Excess tax benefit of stock compensation	-	-	0.7	-	-	-	0.7
Other share-based benefit programs	(0.2)	(0.2)	(1.1)	(3.0)	-	-	(4.3)
Business acquisitions	-	-	-	-	-	3.1	3.1
Balance as of December 31, 2010	46.4	46.4	542.6	537.5	(610.3)	66.9	583.1
Net income	-	-	-	74.5	-	24.0	98.5
Other comprehensive loss	-	-	-	-	(177.6)	(2.0)	(179.6)
Dividends to:
Brink’s common shareholders ($0.40 per share)	-	-	-	(18.7)	-	-	(18.7)
Noncontrolling interests	-	-	-	-	-	(16.1)	(16.1)
Share-based compensation
Stock options and awards:
Compensation expense	-	-	6.2	-	-	-	6.2
Consideration from exercise of stock options	0.6	0.6	11.1	-	-	-	11.7
Excess tax benefit of stock compensation	-	-	1.1	-	-	-	1.1
Other share-based benefit programs	(0.1)	(0.1)	(1.5)	(3.8)	-	-	(5.4)
Business acquisitions	-	-	-	-	-	0.8	0.8
Capital contributions from noncontrolling interest	-	-	-	-	-	0.8	0.8
Balance as of December 31, 2011	46.9	$46.9	559.5	589.5	(787.9)	74.4	482.4

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
(In millions)	2011	2010	2009

Cash flows from operating activities:
Net income	$98.5	72.8	231.9
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(1.5)	(0.3)	(4.5)
Depreciation and amortization	162.4	136.6	135.1
Stock compensation expense	6.2	6.2	6.6
Deferred income taxes	(31.4)	(2.3)	(91.0)
Deconsolidation of Brink’s Belgium and write-down to fair value	-	13.4	-
Gains and losses:
Sales of available-for-sale securities	(4.4)	(3.8)	-
Sales of property and other assets	(7.9)	(1.2)	(9.4)
Acquisitions of controlling interests	(0.4)	13.7	(14.9)
Bargain purchase gain	(2.1)	(5.1)	-
Impairment losses	4.7	0.7	2.7
Retirement benefit funding (more) less than expense:
Pension	4.6	(4.2)	(102.7)
Other than pension	11.6	16.6	15.3
Other operating	10.8	7.6	4.3
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(50.9)	(37.7)	8.9
Accounts payable, income taxes payable and accrued liabilities	49.4	38.9	(16.4)
Prepaid and other current assets	(14.4)	(14.4)	3.5
Other	10.4	7.7	2.3
Discontinued operations	1.4	(9.9)	23.5
Net cash provided by operating activities	247.0	235.3	195.2

Cash flows from investing activities:
Capital expenditures	(196.2)	(148.8)	(170.6)
Acquisitions	(3.0)	(100.7)	(74.6)
Available-for-sale securities:
Purchases	(0.5)	(3.0)	(11.1)
Sales	12.9	1.3	4.7
Cash proceeds from sale of property, equipment and investments	14.4	4.9	10.5
Other	0.6	(9.1)	-
Net cash used by investing activities	(171.8)	(255.4)	(241.1)

Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term debt	(7.6)	27.1	(0.9)
Long-term revolving credit facilities	(113.9)	121.2	(10.1)
Issuance of private placement notes	100.0	-	-
Other long-term debt:
Borrowings	-	3.6	0.6
Repayments	(32.2)	(19.5)	(11.9)
Cash proceeds from sale-leaseback transactions	17.6	1.2	13.6
Debt financing costs	(0.6)	(2.5)	-
Repurchase shares of common stock of Brink’s	-	(33.7)	(6.9)
Dividends to:
Shareholders of Brink’s	(18.7)	(18.9)	(18.4)
Noncontrolling interests in subsidiaries	(16.1)	(18.4)	(13.7)
Proceeds from exercise of stock options	5.9	1.3	1.3
Excess tax benefits associated with stock compensation	1.1	0.6	0.3
Minimum tax withholdings associated with stock compensation	(2.7)	(1.8)	(0.4)
Other	-	(0.2)	(0.1)
Net cash provided (used) by financing activities	(67.2)	60.0	(46.6)
Effect of exchange rate changes on cash	(8.1)	0.1	(15.4)
Cash and cash equivalents:
Increase (decrease)	(0.1)	40.0	(107.9)
Balance at beginning of period	183.0	143.0	250.9
Balance at end of period	$182.9	183.0	143.0

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

Accounting Adjustments
Accounting adjustments that correct earnings reported for previous years have been included in our 2011 earnings.   The adjustments decreased income from continuing operations in 2011 by $7.8 million, after tax.  Prior years’ financial results have not been restated because the amounts are not material.  The adjustments did not affect earnings trends for the consolidated financial statements including our operating segments. Cash flows were not affected by these accounting corrections.

Revenue Recognition
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

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits and investments with original maturities of three months or less.  Cash and cash equivalents includes amounts held by certain of our cash processing businesses for customers which, under local regulations, the title transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources.  We record a liability for the amounts owed to customers (see note 10).

Available-for-sale Securities
We have securities held as of December 31, 2011 and 2010 designated as available-for-sale securities for purposes of FASB ASC Topic 320, Investments – Debt and Equity Securities.  The securities are classified as current assets if expected to be sold within a year.  Unrealized gains and losses on available-for-sale securities are generally reported in accumulated other comprehensive income (loss) until realized.  Realized gains and losses as well as declines in value judged to be other-than-temporary are reported in interest and other income.

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

Expenditures for routine maintenance and repairs on property and equipment are charged to expense.  Major renewals, betterments and modifications are capitalized and depreciated over the lesser of the remaining life of the asset or, if applicable, the lease term.

Goodwill and Other Intangible Assets
Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired.  Intangible assets arising from business acquisitions include customer lists, customer relationships, covenants not to compete, trademarks and other identifiable intangibles.  At December 31, 2011, finite-lived intangible assets have remaining useful lives ranging from 1 to 15 years and are amortized based on the pattern in which the economic benefits are used or on a straight-line basis.

Impairment of Long-Lived Assets
Goodwill is not amortized but is tested at least annually for impairment at the reporting unit level, which is at the operating segment level or one level below an operating segment. Goodwill is assigned to one or more reporting units at the date of acquisition. Our reporting units are Latin America; EMEA; Asia Pacific and North America. The goodwill impairment test is performed at October 1 of each year. We perform a qualitative assessment in order to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a two-step test for that reporting unit. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to the carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of any impairment loss.  Indefinite-lived intangibles are also tested for impairment at least annually by comparing the carrying value of indefinite-lived intangible asset to their estimated fair values.  We base our estimates of fair value on projected future cash flows.

We completed goodwill impairment tests during each of the last three years with no impairment charges required.  We have had no significant impairments of indefinite-lived intangibles in the last three years.

Long-lived assets other than goodwill and other indefinite-lived intangibles are reviewed for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable.

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

Retirement Benefit Plans
We account for retirement benefit obligations under FASB ASC Topic 715, Compensation – Retirement Benefits.  We derive the discount rates used to measure the present value of our benefit obligations using the cash flow matching method.  Under this method, we compare the plan’s projected payment obligations by year with the corresponding yields on the Mercer Yield Curve.  Each year’s projected cash flows are discounted to a present value at the measurement date and an overall discount rate is determined.  The overall discount rate is then rounded to the nearest tenth of a percentage point. We use a similar approach to select the discount rates for major non-U.S. plans.  For other non-U.S. plans, discount rates are developed based on a bond index within the country of domicile.

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

Income Taxes
Deferred tax assets and liabilities are recorded to recognize the expected future tax benefits or costs of events that have been, or will be, reported in different years for financial statement purposes than tax purposes.  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which these items are expected to reverse.  We recognize tax benefits related to uncertain tax positions if we believe it is more likely than not the benefit will be realized.  We review our deferred tax assets to determine if it is more-likely-than-not that they will be realized.  If we determine it is not more-likely-than-not that a deferred tax asset will be realized, we record a valuation allowance to reverse the previously recognized tax benefit.

Foreign Currency Translation
Our consolidated financial statements are reported in U.S. dollars.  Our foreign subsidiaries maintain their records primarily in the currency of the country in which they operate.

The method of translating local currency financial information into U.S. dollars depends on whether the economy in which our foreign subsidiary operates has been designated as highly inflationary or not.  Economies with a three-year cumulative inflation rate of more than 100% are considered highly inflationary.

Assets and liabilities of foreign subsidiaries in non-highly inflationary economies are translated into U.S. dollars using rates of exchange at the balance sheet date.  Translation adjustments are recorded in other comprehensive income (loss).  Revenues and expenses are translated at rates of exchange in effect during the year.  Transaction gains and losses are recorded in net income.

Foreign subsidiaries that operate in highly inflationary countries use the U.S. dollar as their functional currency.  Local-currency monetary assets and liabilities are remeasured into U.S. dollars using rates of exchange as of each balance sheet date, with remeasurement adjustments and other transaction gains and losses recognized in earnings.  Non-monetary assets and liabilities do not fluctuate with changes in local currency exchange rates to the dollar.

Venezuela
Our Venezuelan operations accounted for $269 million or 7% of total Brink’s revenues in 2011.  Our operating margins in Venezuela have varied depending on the mix of business during any year and have been up to three times our overall international segment operating margin rate.

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

At December 31, 2009, the blended three-year cumulative inflation rate was approximately 100.5%. As a result, beginning January 1, 2010, we designated Venezuela’s economy as highly inflationary for accounting purposes, and we consolidated our Venezuelan results using our accounting policy for subsidiaries operating in highly inflationary economies. We remeasured bolivar fuerte-denominated net monetary assets at each balance sheet date using the parallel rate until June 9, 2010, when the Venezuelan government replaced the parallel rate with a new exchange process that requires each transaction be approved by the government’s central bank (the “SITME” rate).  On a daily basis, the central bank publishes ranges of prices at which it may approve transactions to purchase dollar-denominated bonds, resulting in an exchange rate range of 4.3 to 5.3 bolivar fuertes to the U.S. dollar. To date, approved transactions have been at the upper end of the range.  To the extent we need to obtain U.S. dollars, we currently expect our U.S. dollar-denominated transactions to be settled at a rate of 5.3 bolivar fuertes to the U.S. dollar.  We have used this rate to remeasure our bolivar fuerte-denominated monetary assets and liabilities into U.S. dollars at December 31, 2011, resulting in bolivar fuerte-denominated net monetary assets at December 31, 2011, of $56.7 million.  We did not recognize any remeasurement gains or losses as the SITME rate did not change in 2011.

Under the SITME process, approved transactions may not exceed $350,000 per legal entity per month.  We believe that we will be able to continue to obtain sufficient U.S. dollars to purchase imported supplies and fixed assets to operate our business in Venezuela.  We believe the repatriation of cash invested in Venezuela will be limited in the future.  We have also been successful at converting bolivar fuertes to U.S. dollars through other legal channels, at a rate not as favorable as the SITME rate.

 At December 31, 2011, our Venezuelan subsidiaries held $1.3 million of cash and short-term investments denominated in U.S. dollars and $8.9 million of cash denominated in bolivar fuertes.  On an equity-method basis, we had investments in our Venezuelan operations of $75.4 million at December 31, 2011.

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

Use of Estimates
In accordance with U.S. generally accepted accounting principles (“GAAP”), we have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements.  Actual results could differ materially from those estimates.  The most significant estimates are related to goodwill, intangibles and other long-lived assets, pension and other retirement benefit assets and obligations, legal contingencies, deferred tax assets, purchase price allocations and foreign currency translation.

Fair-value estimates.  We have various financial instruments included in our financial statements.  Financial instruments are carried in our financial statements at either cost or fair value.  We estimate fair value of assets using the following hierarchy using the highest level possible:

Level 1: Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities.
Level 2: Observable prices that are based on inputs not quoted on active markets, but are corroborated by market data.
Level 3: Unobservable inputs are used when little or no market data is available.

New Accounting Standards

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

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements.  ASU 2010-06 both expands and clarifies the disclosure requirements related to fair value measurements. Entities are required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 of the fair value valuation hierarchy and describe the reasons for the transfers. Additionally, entities are required to disclose information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The new guidance also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques.  We adopted the new disclosures effective January 1, 2010, except for the Level 3 rollforward disclosures. We did not have any significant transfers in and out of Level 1 and Level 2 of the fair value valuation hierarchy during 2010. See note 9 for the required disclosures for a 2011 transfer of certain of our fixed-rate bonds from Level 1 to Level 2 in the fair valuation hierarchy.  We adopted the Level 3 rollforward disclosures effective January 1, 2011. The adoption of the Level 3 disclosures did not have a material effect on our financial statements as the only Level 3 valuations were for investments held by our retirement plans.  Since these valuations have been estimated using net asset value per share, we are not required to make the Level 3 rollforward disclosures required by ASU 2010-06.

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

In May 2010, the FASB issued ASU 2010-19, Foreign Currency Issues: Multiple Foreign Currency Exchange Rates, which codified an SEC Staff Announcement made at the March 18, 2010, Emerging Issues Task Force (“EITF”) meeting.  The Staff Announcement provides the SEC staff’s view on certain exchange rates related to investments in Venezuela.  The use of different rates for remeasurement and translation purposes causes Venezuelan reported balances for financial reporting purposes and the actual U.S. dollar denominated balances to be different.  The SEC staff indicated that any differences between the amounts reported for financial reporting purposes and actual U.S. dollar denominated balances that may have existed prior to the application of the highly inflationary accounting requirements (January 1, 2010, for calendar year-end registrants including Brink’s) should be recognized in the income statement, unless the issuer can document that the difference was previously recognized as a cumulative translation adjustment, in which case the difference should be recognized as a currency translation adjustment. We adopted the guidance effective March, 31, 2010, and recognized these differences as a currency translation adjustment as of January 1, 2010, upon the adoption of highly inflationary accounting in Venezuela. See related disclosures in Note 1.

In December 2010, the FASB ratified EITF 10-G, Disclosure of Supplementary Pro Forma Information for Business Combinations. EITF 10-G affects public entities that have entered into material business combinations and requires that pro forma disclosures reflect the assumption that the business combination had occurred as of the beginning of the prior annual period.  It also requires a description of nonrecurring pro forma adjustments.  EITF 10-G is effective and should be applied prospectively for business combinations completed during periods beginning after December 15, 2010, with early adoption permitted.  We were required to adopt the new rule in 2011, but we early adopted this standard for acquisitions occurring in 2010.  The adoption of this guidance did not have a material effect on our financial statements.

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

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment.  Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., Step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, the two-step impairment test would be required. The ASU also requires that the same qualitative factors be considered when determining whether an interim test of goodwill impairment is necessary and for determining whether it is necessary to perform Step 2 for reporting units with zero or negative carrying amounts.  The option to carry forward an entity’s detailed calculation of fair value of the reporting unit if certain conditions were met has been removed.  Although the ASU is effective for fiscal years beginning after December 15, 2011, we adopted this guidance for the 2011 reporting year for our annual October 1 goodwill impairment test.  The adoption of this guidance did not have a material effect on our financial statements.

Standards Not Yet Adopted
In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which became effective for us on January 1, 2012.  ASU 2011-04 changes how fair value guidance is applied in certain circumstances and expands the disclosure requirements around fair value measurements.  For entities with fair value measurements classified as Level 3, required disclosures include a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation processes in place, a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs, and quantitative disclosures about unobservable inputs used in fair value measurements other than those valuations that use net asset value as a practical expedient.  The adoption of this guidance will not have a material effect on our financial statements but may increase the disclosures related to our Level 3 fair value measurements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which became effective for us on January 1, 2012.  Under ASU 2011-05, an entity has the option to present the components of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU does not change the items that must be reported as other comprehensive income.  Whether presenting two separate statements or one continuous statement, the ASU required entities to present reclassifications from other comprehensive income in the statement reporting net income.  In December 2011, however, the FASB deferred this requirement when it issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which has the same effective date as ASU 2011-05.  Companies must continue to disclose reclassifications from other comprehensive income on the statement that reports other comprehensive income, or in the notes to the financial statements.  We have determined that the standards will not affect our annual financial statements. However, we will be required to include a statement of comprehensive income in our quarterly financial statements beginning in 2012.

Note 2 – Segment Information

We identify our operating segments based on how resources are allocated and operating decisions are made.  Management evaluates performance and allocates resources based on operating profit or loss, excluding non-segment expenses.  Under the criteria set forth in FASB ASC 280, Segment Reporting, we have four geographic operating segments, which are aggregated into two reportable segments: International and North America.  We currently serve customers in more than 100 countries, including approximately 50 countries where we operate subsidiaries.

The primary services of the reportable segments include:
•	Cash-in-transit (“CIT”) – armored vehicle transportation
•	Automated teller machine (“ATM”) – replenishment and servicing, network infrastructure services
•	Global Services – transportation of valuables globally
•	Cash Logistics – supply chain management of cash
•	Payment Services – consumers pay utility and other bills at payment locations
•	Guarding Services – including airport security

	Years Ended December 31,
(In millions)	2011	2010	2009

Revenues by Business Segment
International	$2,911.3	2,203.7	2,240.9
North America	974.2	917.8	894.1
Total	$3,885.5	3,121.5	3,135.0

Operating Profit by Business Segment
International	$199.7	164.8	156.8
North America	31.4	44.1	56.6
Business segments	231.1	208.9	213.4
Non-segment	(59.8)	(62.6)	(46.6)
Total	$171.3	146.3	166.8

Capital Expenditures by Business Segment
International	$144.8	110.7	103.1
North America	51.4	38.1	67.5
Total	$196.2	148.8	170.6

Depreciation and Amortization by Business Segment
Depreciation and amortization of property and equipment:
International	$96.9	84.5	88.5
North America	54.6	43.0	36.6
Property and equipment	151.5	127.5	125.1
Amortization of intangible assets:
International	8.9	8.1	9.0
North America	2.0	1.0	1.0
Total	$162.4	136.6	135.1

	December 31,
(In millions)	2011	2010	2009

Assets held by Business Segment
International	$1,565.9	1,531.7	1,265.5
North America	468.6	426.8	335.4
Business Segments	2,034.5	1,958.5	1,600.9
Non-segment	371.7	312.0	278.9
Total	$2,406.2	2,270.5	1,879.8

	December 31,
(In millions)	2011	2010	2009

Long-Lived Assets by Geographic Area (a)
Non-U.S.:
France	$149.9	159.9	167.2
Mexico	123.9	118.5	-
Brazil	100.9	99.8	96.5
Venezuela	43.5	38.3	33.2
Other	425.4	424.5	372.8
Subtotal	843.6	841.0	669.7
United States	200.8	185.4	162.9
Total	$1,044.4	1,026.4	832.6
(a) Long-lived assets include property and equipment, net; goodwill; and other intangible assets, net.

	Years Ended December 31,
(In millions)	2011	2010	2009

Revenues by Geographic Area (a)
Outside the U.S.:
France	$567.2	533.0	615.2
Mexico	415.2	51.7	-
Brazil	386.8	303.3	257.6
Venezuela	269.2	185.9	376.1
Other	1,513.6	1,304.1	1,154.5
Subtotal	3,152.0	2,378.0	2,403.4
United States	733.5	743.5	731.6
Total	$3,885.5	3,121.5	3,135.0
(a)	Revenues are recorded in the country where service is initiated or performed. No single customer represents more than 10% of total revenue.

	December 31,
(In millions)	2011	2010	2009

Net assets outside the U.S.
Latin America	$376.9	346.4	261.1
Europe , Middle East and Africa	285.2	271.2	300.9
Asia Pacific	98.6	94.8	87.8
Other	(68.3)	75.2	34.8
Total	$692.4	787.6	684.6

(In millions)	2011	2010	2009

Information about Unconsolidated Equity Affiliates held by International Segment
Carrying value of investments at year end	$12.8	11.5	10.2
Share of earnings included in Brink's consolidated earnings during the year	4.8	3.9	4.5
Undistributed earnings at year end	7.1	5.7	5.3

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

Components of Net Periodic Pension Cost

(In millions)	U.S. Plans			Non-U.S. Plans			Total
Years Ended December 31,	2011	2010	2009	2011	2010	2009	2011	2010	2009

Service cost	$-	-	-	$10.2	6.6	6.1	$10.2	6.6	6.1
Interest cost on projected benefit obligation	46.2	46.5	47.7	16.9	13.4	12.2	63.1	59.9	59.9
Return on assets – expected	(65.0)	(66.8)	(61.2)	(12.0)	(10.6)	(9.0)	(77.0)	(77.4)	(70.2)
Amortization of losses	28.2	19.5	9.1	4.3	3.2	3.5	32.5	22.7	12.6
Settlement loss	-	-	0.3	2.2	0.1	-	2.2	0.1	0.3
Net periodic pension cost (credit)	$9.4	(0.8)	(4.1)	$21.6	12.7	12.8	$31.0	11.9	8.7

Obligations and Funded Status
Changes in the projected benefit obligation (“PBO”) and plan assets for our pension plans are as follows:

(In millions)	U.S. Plans		Non-U.S. Plans		Total
Years Ended December 31,	2011	2010	2011	2010	2011	2010

Benefit obligation at beginning of year	$890.1	810.5	289.6	223.4	1,179.7	1,033.9
Service cost	-	-	10.2	6.6	10.2	6.6
Interest cost	46.2	46.5	16.9	13.4	63.1	59.9
Plan participant contributions	-	-	3.5	2.9	3.5	2.9
Plan settlements	-	-	(2.8)	(0.5)	(2.8)	(0.5)
Acquisition	-	-	-	39.0	-	39.0
Benefits paid	(39.7)	(38.0)	(15.9)	(8.8)	(55.6)	(46.8)
Actuarial (gains) losses	94.1	71.1	15.9	15.7	110.0	86.8
Foreign currency exchange effects	-	-	(10.5)	(2.1)	(10.5)	(2.1)
Benefit obligation at end of year	$990.7	890.1	306.9	289.6	1,297.6	1,179.7

Fair value of plan assets at beginning of year	$698.4	658.2	218.6	188.9	917.0	847.1
Return on assets – actual	26.0	77.4	7.9	22.2	33.9	99.6
Plan participant contributions	-	-	3.5	2.9	3.5	2.9
Employer contributions:	0.7	0.8	25.7	15.3	26.4	16.1
Plan settlements	-	-	(2.8)	(0.5)	(2.8)	(0.5)
Acquisition	-	-	-	0.6	-	0.6
Benefits paid	(39.7)	(38.0)	(15.9)	(8.8)	(55.6)	(46.8)
Foreign currency effects	-	-	(6.5)	(2.0)	(6.5)	(2.0)
Fair value of plan assets at end of year	$685.4	698.4	230.5	218.6	915.9	917.0

Funded status	$(305.3)	(191.7)	(76.4)	(71.0)	(381.7)	(262.7)

Included in:
Noncurrent asset	$-	-	(12.3)	(8.6)	(12.3)	(8.6)
Current liability, included in accrued liabilities	13.2	1.4	11.2	3.1	24.4	4.5
Noncurrent liability	292.1	190.3	77.5	76.5	369.6	266.8
Net pension liability	$305.3	191.7	76.4	71.0	381.7	262.7

Other Changes in Plan Assets and Benefit Recognized in Other Comprehensive Income

(In millions)	U.S. Plans		Non-U.S. Plans		Total
Years Ended December 31,	2011	2010	2011	2010	2011	2010

Benefit plan experience loss recognized in
accumulated other comprehensive income (loss):
Beginning of year	$(408.4)	(367.4)	(19.6)	(17.4)	(428.0)	(384.8)
Net experience gains (losses) arising during the year	(133.1)	(60.5)	(20.0)	(4.1)	(153.1)	(64.6)
Reclassification adjustment for amortization of
experience losses included in net income	28.2	19.5	5.0	1.9	33.2	21.4
End of year	$(513.3)	(408.4)	(34.6)	(19.6)	(547.9)	(428.0)

Benefit plan prior service (cost) credit recognized in
accumulated other comprehensive income (loss):
Beginning of year	$-	-	(7.6)	(8.9)	(7.6)	(8.9)
Reclassification adjustment for amortization of
prior service credit included in net income	-	-	1.5	1.3	1.5	1.3
End of year	$-	-	(6.1)	(7.6)	(6.1)	(7.6)

Approximately $44.6 million of experience loss and $1.4 million of prior service cost are expected to be amortized from accumulated other comprehensive income (loss) into net periodic pension cost during 2012.

The net experience losses in 2011 were primarily due to the lower discount rate of the U.S. plans as well as the actual return on assets being lower than expected.  The net experience losses in 2010 were primarily due to the lower discount rate of the U.S. plans, partially offset by the actual return on assets being higher than expected.

Information Comparing Plan Assets to Plan Obligations
Information comparing plan assets to plan obligations as of December 31, 2011 and 2010 are aggregated below.  The accumulated benefit obligation (“ABO”) differs from the PBO in that the ABO is based on the benefit earned through the date noted.  The PBO includes assumptions about future compensation levels for plans that have not been frozen.

(In millions)	U.S. Plans		Non-U.S. Plans		Total
December 31,	2011	2010	2011	2010	2011	2010

Pension plans with an accumulated benefit obligation in excess of plan assets:
Fair value of plan assets	$685.4	698.4	117.5	24.1	802.9	722.5
Accumulated benefit obligation	990.7	890.1	179.8	78.1	1,170.5	968.2
Projected benefit obligation	990.7	890.1	206.4	95.0	1,197.1	985.1

The ABO for our U.S. pension plans was $990.7 million in 2011 and $890.1 million in 2010. The ABO for our Non-U.S. pension plans was $278.8 million in 2011 and $259.8 million in 2010.

Assumptions
The weighted-average assumptions used in determining the net pension cost and benefit obligations for our pension plans were as follows:

	U.S. Plans			Non-U.S. Plans
	2011	2010	2009	2011	2010	2009

Discount rate:
Pension cost	5.3%	5.9%	6.6%	5.8%	6.2%	6.2%
Benefit obligation at year end	4.6%	5.3%	5.9%	5.4%	5.8%	6.2%

Expected return on assets – pension cost	8.75%	8.75%	8.75%	5.16%	5.54%	5.78%

Average rate of increase in salaries (a):
Pension cost	N/A	N/A	N/A	3.3%	3.1%	4.0%
Benefit obligation at year end	N/A	N/A	N/A	3.2%	3.3%	3.1%
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

Cash Flows
Estimated Contributions from the Company into Plan Assets
Our policy is to fund at least the minimum actuarially determined amounts required by applicable regulations.  We expect to contribute $31.5 million to our primary U.S. pension plan, approximately $13.2 million to our nonqualified U.S. pension plan and $26.9 million to our non-U.S. pension plans in 2012.

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

Estimated Future Benefit Payments from Plan Assets to Beneficiaries
Our projected benefit payments at December 31, 2011, for each of the next five years and the aggregate five years thereafter are as follows:

(In millions)	U.S. Plans	Non-U.S. Plans	Total

2012	$55.6	18.7	74.3
2013	46.1	11.1	57.2
2014	46.0	12.8	58.8
2015	47.2	12.0	59.2
2016	48.7	13.4	62.1
2017 through 2021	$272.7	85.6	358.3

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

Components of Net Periodic Postretirement Cost
The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

(In millions)	UMWA plans			Black lung and other plans			Total
Years Ended December 31,	2011	2010	2009	2011	2010	2009	2011	2010	2009

Interest cost on APBO	$24.0	27.1	25.8	$2.8	2.9	2.8	$26.8	30.0	28.6
Return on assets – expected	(25.5)	(25.3)	(22.6)	-	-	-	(25.5)	(25.3)	(22.6)
Amortization of losses	14.7	16.0	16.7	2.6	1.8	0.1	17.3	17.8	16.8
Net periodic postretirement cost	$13.2	17.8	19.9	$5.4	4.7	2.9	$18.6	22.5	22.8

Obligations and Funded Status
Changes in the accumulated postretirement benefit obligation (“APBO’) and plan assets related to retirement health care benefits are as follows:

			Black lung and other
(In millions)	UMWA plans		Plans		Total
Years Ended December 31,	2011	2010	2011	2010	2011	2010

APBO at beginning of year	$474.3	465.5	62.2	47.1	536.5	512.6
Interest cost	24.0	27.1	2.8	2.9	26.8	30.0
Plan amendments	-	-	-	19.3	-	19.3
Benefits paid	(39.1)	(37.8)	(7.0)	(5.9)	(46.1)	(43.7)
Medicare subsidy received	3.4	3.2	-	-	3.4	3.2
Actuarial (gains) losses, net	67.0	16.3	2.9	(1.3)	69.9	15.0
Foreign currency exchange effects and other	-	-	-	0.1	-	0.1
APBO at end of year	$529.6	474.3	60.9	62.2	590.5	536.5

Fair value of plan assets at beginning of year	$310.2	308.0	-	-	310.2	308.0
Employer contributions:	-	-	7.0	5.9	7.0	5.9
Return on assets – actual	(5.1)	37.1	-	-	(5.1)	37.1
Benefits paid	(40.5)	(38.1)	(7.0)	(5.9)	(47.5)	(44.0)
Medicare subsidy received	3.4	3.2	-	-	3.4	3.2
Fair value of plan assets at end of year	$268.0	310.2	-	-	268.0	310.2

Funded status	$(261.6)	(164.1)	(60.9)	(62.2)	(322.5)	(226.3)

Included in:
Current, included in accrued liabilities	$-	-	7.1	7.7	7.1	7.7
Noncurrent	261.6	164.1	53.8	54.5	315.4	218.6
Retirement benefits other than pension liability	$261.6	164.1	60.9	62.2	322.5	226.3

Other Changes in Plan Assets and Benefit Recognized in Other Comprehensive Income
Changes in accumulated other comprehensive income (loss) of our retirement benefit plans other than pensions are as follows:

			Black lung and other
(In millions)	UMWA plans		Plans		Total
Years Ended December 31,	2011	2010	2011	2010	2011	2010

Benefit plan experience gain (loss) recognized in
accumulated other comprehensive income (loss):
Beginning of year	$(240.1)	(251.6)	(7.6)	(9.3)	(247.7)	(260.9)
Net experience gains (losses) arising during the year	(97.6)	(4.5)	(2.9)	1.3	(100.5)	(3.2)
Reclassification adjustment for amortization of
experience losses included in net income	14.7	16.0	0.6	0.4	15.3	16.4
End of year	$(323.0)	(240.1)	(9.9)	(7.6)	(332.9)	(247.7)

Benefit plan prior service cost recognized in
accumulated other comprehensive income (loss):
Beginning of year	$-	-	(15.3)	2.6	(15.3)	2.6
Prior service cost from plan amendments
during the year	-	-	-	(19.3)	-	(19.3)
Reclassification adjustment for amortization or curtailment
recognition of prior service credit included in net income	-	-	2.0	1.4	2.0	1.4
End of year	$-	-	(13.3)	(15.3)	(13.3)	(15.3)

We estimate that $22.4 million of experience loss and $2.0 million of prior service cost will be amortized from accumulated other comprehensive income (loss) into net periodic postretirement cost during 2012.

We recognized net experience losses in 2011 associated with the UMWA obligations primarily related to lower discount rate, an excise tax on high-cost health plans, and the return on assets being lower than expected.  We recognized net experience losses in 2010 associated with the UMWA obligations primarily related to the lower discount rate and mortality losses, partially offset by the return on assets being higher than expected.

Excise Tax on Administrators by Patient Protection and Affordable Care Act
A 40% excise tax will be imposed on high-cost health plans (“Cadillac plans”) beginning in 2018.  The tax will apply to plan costs that exceed a certain threshold level for individuals and for families, which will be indexed to inflation.  There will be higher limits for high-risk professions, among which is mining.  Even though the tax is not assessed directly to an employer but rather to the benefits plan administrator, the cost is expected to be passed through to plan sponsors as higher premiums or higher claims administration fees, increasing the plan sponsor’s obligations.  We project that this excise tax will impact our UMWA plans and have accordingly included a 4.2% increase (approximately $21.3 million) to our UMWA plans’ obligation.  We are currently unable to reduce the benefit levels of our UMWA medical plans to avoid this excise tax because these benefit levels are required by the Coal Industry Retiree Health Benefit Act of 1992.

Assumptions
The APBO for each of the plans was determined using the unit credit method and an assumed discount rate as follows:

	2011	2010	2009

Weighted-average discount rate:
Postretirement cost:
UMWA plans	5.3%	5.9%	6.2%
Black lung	4.8%	5.3%	6.3%
Weighted-average	5.2%	5.8%	6.2%
Benefit obligation at year end:
UMWA plans	4.4%	5.3%	5.9%
Black lung	4.2%	4.8%	5.4%
Weighted-average	4.4%	5.2%	5.9%
Expected return on assets	8.75%	8.75%	8.75%

The RP-2000 Separate, Healthy Blue Collar and Combined Annuitant/Non-Annuitant Blue Collar mortality tables are primarily used to estimate expected lives of participants.

2010 Health Care Reform
The Patient Protection and Affordable Care Act, which was enacted in March 2010, contains an amendment to the laws governing federal black lung benefits for coal miners.  The amendment creates a presumption that benefits should be awarded to current or former coal miners that have accumulated 15 or more years of coal mine employment if they are able to prove that they have a disabling pulmonary disease.  Previously, miners were required to demonstrate that their disabling pulmonary disease was caused by black lung disease, and not by some other cause such as smoking or old age.  Under the amendment, the burden of proof becomes the employer’s to establish that the disabling pulmonary disease is not black lung disease or that the miner’s disease did not result from coal mine employment.  We expect that the amendment may increase the approval rates for coal miners applying to receive black lung benefits, however, the rates have not been significantly affected to date.

We remeasured our black lung obligation as of March 31, 2010, to reflect an estimate of the increase in approval rates as a result of the amendment.  The obligation increased $19.3 million as a result of the remeasurement, from $42.3 million before the remeasurement to $61.6 million.  The liability could change in the future if the approval rates used in the estimates of the liabilities are either too high or too low.  These estimated amounts will change in the future to reflect payments made, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the currently estimated amounts.

Health Care Cost Trend Rates
For UMWA plans, the assumed health care cost trend rate used to compute the 2011 APBO is 7.0% for 2012, declining to 5.0% in 2018 and thereafter (in 2010: 7.0% for 2011 declining to 5.0% in 2017 and thereafter).  For the black lung obligation, the assumed health care cost trend rate used to compute the 2011 APBO was 5.0%.  Other plans in the U.S. provide for fixed-dollar value coverage for eligible participants and, accordingly, are not adjusted for inflation.

The table below shows the estimated effects of a one percentage-point change in the assumed health care cost trend rates for each future year.

	Effect of Change in Assumed Health Care Trend Rates
(In millions)	Increase 1%	Decrease 1%

Higher (lower):
Service and interest cost in 2011	$2.5	(2.1)
APBO at December 31, 2011	60.1	(51.1)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) provides for a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare prescription drug benefits.  Because of the broadness of coverage provided under our plan, we believe that the plan benefits are at least actuarially equivalent to the Medicare benefits.  The estimated effect of the legislation has been recorded as a reduction to the APBO, as permitted by FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, included in FASB ASC Topic 715, Compensation – Retirement Benefits.  The estimated value of the projected federal subsidy assumes no changes in participation rates and assumes that the subsidy is received in the year after claims are paid.  The estimated reduction in per capita claim costs for participants over 65 years old was 8.8%.

Our net periodic postretirement costs were approximately $4.5 million lower in 2011, $4.5 million lower in 2010 and $4.3 million lower in 2009 due to the Medicare Act as a result of lower interest cost and amortization of losses.  The estimated net present value of the subsidy, reflected as a reduction to the APBO, was approximately $60.2 million at December 31, 2011, and $50.2 million at December 31, 2010.

Cash Flows
Estimated Contributions from the Company to Plan Assets
Based on the funded status and assumptions at December 31, 2011, we expect the Company to contribute cash to the plans to pay 2012 beneficiary payments for black lung and other plans.  We do not expect to contribute cash to our UMWA plans since these plans have sufficient amounts held in trust to pay for beneficiary payments for 2012.  Our UMWA plans are not covered by ERISA or other funding laws or regulations that require these plans to meet funding ratios.

Estimated Future Benefit Payments from Plan Assets to Beneficiaries
Our projected benefit payments at December 31, 2011, for each of the next five years and the aggregate five years thereafter are as follows:

	Before Medicare Subsidy			Medicare	Net Projected
(In millions)	UMWA plans	Black lung and other plans	Subtotal	Subsidy	Payments

2012	$40.2	7.2	47.4	(3.3)	44.1
2013	40.9	5.8	46.7	(3.4)	43.3
2014	40.9	5.5	46.4	(3.5)	42.9
2015	41.0	5.2	46.2	(3.5)	42.7
2016	40.5	5.0	45.5	(3.6)	41.9
2017 through 2021	191.9	20.7	212.6	(18.3)	194.3

Retirement Plan Assets

U.S. Plans
The fair values of the investments of our U.S. pension plans have been estimated using quoted prices in active markets for all investments other than the hedge fund of funds, which is estimated using the net asset value per share of the investments.  Except for the hedge fund of funds, which is categorized as a Level 3 valuation, the fair values of all investments of our U.S. pension plans are based on Level 1 valuation inputs.

	December 31, 2011			December 31, 2010
		%	%		%	%
	Total Fair	Actual	Target	Total Fair	Actual	Target
(In millions, except percentages)	Value	Allocation	Allocation	Value	Allocation	Allocation

U.S. Pension Plans
Cash, cash equivalents and receivables	$3.5	-	-	0.1	-	-
Equity securities:
U.S. large-cap (a)	209.9	31	30	210.7	30	30
U.S. small/mid-cap (a)	55.2	8	8	62.2	9	8
International (a)	79.8	12	12	85.9	12	12
Fixed-income securities:
Long duration (b)	158.0	23	23	156.4	23	23
High yield (c)	55.2	8	8	57.2	8	8
Emerging markets (d)	27.0	4	4	27.8	4	4
Other types of investments:
Hedge fund of funds (e)	96.8	14	15	98.1	14	15
Total	$685.4	100	100	698.4	100	100

UMWA Plans
Equity securities:
U.S. large-cap (a)	$101.8	38	37	117.0	38	37
U.S. small/mid-cap (a)	23.5	9	9	28.4	9	9
International (a)	33.5	13	14	44.7	15	14
Fixed-income securities:
Core fixed income (f)	-	-	-	41.4	13	13
High yield (c)	22.6	8	8	25.6	8	8
Emerging markets (d)	11.2	4	4	12.7	4	4
Multi asset real return (g)	35.5	13	13	-	-	-
Other types of investments:
Hedge fund of funds (e)	39.9	15	15	40.4	13	15
Total	$268.0	100	100	310.2	100	100
(a)	These categories include actively managed mutual funds that track various indices such as the S&P 500 Index, the Russell 2500 Index and the MSCI All Country World Ex-U.S. Index.
(b)
This category represents an actively managed mutual fund that seeks to duplicate the risk and return characteristics of a long-term fixed-income securities portfolio with an approximate duration of 10 to 13 years by using a long duration bond portfolio, including interest-rate swap agreements and Treasury futures contracts, for the purpose of managing the overall duration of this fund.

(c)
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

(e)
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

(f)
This category represents an actively managed mutual fund that invests in funds with investments in mortgage backed securities, corporate bonds and investment grade securities.  The category seeks to provide returns and a risk profile of the Barclays Capital U.S. Aggregate Bond Index.

(g)
This category represents an actively managed mutual fund that invests primarily in fixed income and equity securities and commodity linked instruments. The category seeks total returns that exceed the rate of inflation over a full market cycle regardless of market conditions.

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

Non-U.S. Plans
Except for investments in our Netherlands pension plan, the fair values of the investments of our non-U.S. pension plans have been estimated using quoted prices in active markets and are therefore based on Level 1 valuation inputs.  The fair values for the Netherlands plan investments have been estimated using the net asset value per share of the investments and are based on Level 2 valuation inputs.

	December 31, 2011			December 31, 2010
		%	%		%	%
	Total Fair	Actual	Target	Total Fair	Actual	Target
(In millions, except percentages)	Value	Allocation	Allocation	Value	Allocation	Allocation

Non-U.S. Pension Plans
Cash and cash equivalents	$1.0	-	-	0.3	-	-
Equity securities:
U.S. equity funds (a)	21.8			28.1
Canadian equity funds (a)	26.5			28.2
European equity funds (a)	5.3			16.6
Asia-pacific equity funds (a)	1.1			3.0
Emerging markets (a)	3.2			5.7
Other non-U.S. equity funds (a)	28.7			11.7
Total equity securities	86.6	38	40	93.3	43	48
Fixed-income securities:
Global credit (b)	28.9			23.7
Canadian fixed-income funds (c)	17.9			17.5
European fixed-income funds (d)	5.9			3.7
High-yield (e)	9.9			8.2
Emerging markets (f)	5.5			4.5
Long-duration (g)	63.9			53.5
Total fixed-income securities	132.0	57	55	111.1	52	52
Other types of investments:
Convertible securities (h)	7.3			7.4
Other	3.6			6.5
Total other types of investments	10.9	5	5	13.9	5	-
Total	$230.5	100	100	218.6	100	100
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

Asset allocation strategies for our non-U.S. plans are designed to accumulate a diversified portfolio among markets and asset classes in order to reduce market risk and increase the likelihood that pension assets are available to pay benefits as they are due.  Assets of non-U.S. pension plans are invested primarily using actively managed accounts.  The weighted-average asset allocation targets are listed in the table above, and reflect limitations on types of investments held and allocations among assets classes, as required by local regulation or market practice of the country where the assets are invested.  Most of the investments of our non-U.S. retirement plans can be redeemed at least monthly, except for a portion of “Other” in the above table, which can be redeemed quarterly or are in the process of liquidation.

Changes in 2010 and 2011 of plan assets measured at fair value using significant unobservable inputs (Level 3) for our retirement plans are as follows:

(In millions)	U.S. Pension Plans	UMWA Plans	Non-U.S. Pension Plans

Balance at December 31, 2009	$87.3	40.0	1.5
Actual return on plan assets:
Relating to assets still held at the reporting date	1.3	0.4	(0.4)
Relating to assets sold during the period	-	-	-
Purchases, sales and settlements, net	9.5	-	(0.3)
Transfers in and/or out of Level 3	-	-	-
Balance at December 31, 2010	98.1	40.4	0.8

Actual return on plan assets:
Relating to assets still held at the reporting date	(1.3)	(0.5)	-
Relating to assets sold during the period	-	-	(0.2)
Purchases, sales and settlements, net	-	-	-
Transfers in and/or out of Level 3	-	-	-
Balance at December 31, 2011	$96.8	39.9	0.6

Multi-employer Pension Plans
We contribute to multi-employer pension plans in a few of our non-U.S. subsidiaries.  Due to the improvement in the funded status of the plans, we do not have any multi-employer pension expense for continuing operations in 2011.  Multi-employer pension expense was $2.3 million in 2010 and $2.1 million in 2009.

Savings Plans
We sponsor various defined contribution plans to help eligible employees provide for retirement.  We record expense for amounts that we contribute on behalf of employees, usually in the form of matching contributions.  Our expense related to these plans is as follows:

(In millions)
Years Ended December 31,	2011	2010	2009

U.S. 401(K)	$16.9	16.3	13.4
Other plans	3.9	4.0	3.4
Total	$20.8	20.3	16.8

Note 4 – Income Taxes

	Years Ended December 31,
(In millions)	2011	2010	2009

Income (loss) from continuing operations before income taxes
U.S.	$(27.0)	(2.0)	37.0
Foreign	183.4	141.6	129.3
Income from continuing operations before income taxes	$156.4	139.6	166.3

Income tax expense (benefit) from continuing operations
Current tax expense (benefit)
U.S. federal	$3.0	4.3	(29.1)
State	(0.1)	0.2	(0.8)
Foreign	87.9	64.9	59.8
Current tax expense	90.8	69.4	29.9

Deferred tax expense (benefit)
U.S. federal	(21.3)	(7.8)	(72.3)
State	(1.0)	-	(8.1)
Foreign	(9.1)	5.5	(10.6)
Deferred tax benefit	(31.4)	(2.3)	(91.0)
Income tax expense (benefit) of continuing operations	$59.4	67.1	(61.1)

	Years Ended December 31,
(In millions)	2011	2010	2009

Comprehensive provision (benefit) for income taxes allocable to
Continuing operations	$59.4	67.1	(61.1)
Discontinued operations	0.7	(3.4)	2.3
Other comprehensive income (loss)	(74.4)	(16.1)	10.6
Equity	(1.1)	(0.7)	(0.1)
Comprehensive provision (benefit) for income taxes	$(15.4)	46.9	(48.3)

Rate Reconciliation
The following table reconciles the difference between the actual tax rate on continuing operations and the statutory U.S. federal income tax rate of 35%.

	Years Ended December 31,
(In percentages)	2011	2010	2009

U.S. federal tax rate	35.0%	35.0%	35.0%
Increases (reductions) in taxes due to:
Adjustments to valuation allowances	(0.8)	10.5	(68.2)
Foreign income taxes	2.1	(7.4)	(3.5)
Medicare subsidy for retirement plans	-	9.8	(0.9)
Tax settlement	-	(5.0)	-
French business tax (a)	2.8	2.8	-
Nontaxable acquisition-related (gains) losses	(0.5)	2.1	(2.9)
Taxes on undistributed earnings of foreign affiliates	0.2	1.1	(1.1)
State income taxes, net	(0.7)	(0.4)	0.2
Nondeductible repatriation charge	-	-	4.7
Other	(0.1)	(0.5)	-
Actual income tax rate on continuing operations	38.0%	48.0%	(36.7	) %
(a)	Effective January 1, 2010, a French business tax previously reported as a pretax expense is reported as income tax expense due to the tax being changed from an asset-based tax to an income-based tax.

Components of Deferred Tax Assets and Liabilities

	December 31,
(In millions)	2011	2010

Deferred tax assets
Retirement benefits other than pensions	$112.7	82.0
Pension liabilities	138.3	91.2
Workers’ compensation and other claims	42.8	33.2
Property and equipment, net	0.2	0.4
Other assets and liabilities	106.8	99.7
Net operating loss carryforwards	44.9	38.6
Alternative minimum and other tax credits (a)	37.7	46.8
Subtotal	483.4	391.9
Valuation allowances	(43.9)	(45.9)
Total deferred tax assets	439.5	346.0

Deferred tax liabilities
Property and equipment, net	12.5	10.6
Other assets and miscellaneous	37.0	45.8
Deferred tax liabilities	49.5	56.4
Net deferred tax asset	$390.0	289.6

Included in:
Current assets	$66.4	48.3
Noncurrent assets	350.8	276.0
Current liabilities, included in accrued liabilities	(4.2)	(4.1)
Noncurrent liabilities	(23.0)	(30.6)
Net deferred tax asset	$390.0	289.6
(a)	U.S. alternative minimum tax credits of $36.8 million have an unlimited carryforward period and the remaining credits of $0.9 million have various carryforward periods.

Valuation Allowances
Valuation allowances relate to deferred tax assets in various federal, state and non-U.S. jurisdictions.  Based on our historical and expected future taxable earnings, and a consideration of available tax-planning strategies, we believe it is more likely than not that we will realize the benefit of the existing deferred tax assets, net of valuation allowances, at December 31, 2011.

	Years Ended December 31,
(In millions)	2011	2010	2009

Valuation allowances:
Beginning of year	$45.9	45.4	183.6
Expiring tax credits	(0.3)	(0.6)	(0.7)
Acquisitions and dispositions	0.3	(10.0)	0.3
Changes in judgment about deferred tax assets (a)	(8.2)	(0.9)	(119.8)
Other changes in deferred tax assets, charged to:
Income from continuing operations	7.6	14.9	7.1
Income from discontinued operations	-	(1.1)	1.7
Other comprehensive income (loss) (b)	-	0.1	(28.3)
Foreign currency exchange effects	(1.4)	(1.9)	1.5
End of year	$43.9	45.9	45.4
(a)
 Changes in judgment about valuation allowances are based on a recognition threshold of “more-likely-than-not.”Amounts are based on beginning-of-year balances of deferred tax assets that could potentially be realized in future years.   Amounts are recognized in income from continuing operations.  In 2009, includes $117.8 million related to U.S. federal and state income taxes.

(b)	In 2009, includes a $25.4 million reversal related to net experience gains of U.S. retirement plans recognized in 2009.

Undistributed Foreign Earnings
As of December 31, 2011, we have not recorded U.S. federal deferred income taxes on approximately $318 million of undistributed earnings of foreign subsidiaries and equity affiliates.  It is expected that these earnings will be permanently reinvested in operations outside the U.S.  It is not practical to compute the estimated deferred tax liability on these earnings.

Net Operating Losses
The gross amount of the net operating loss carryforwards as of December 31, 2011, was $255.4 million. The tax benefit of net operating loss carryforwards, before valuation allowances, as of December 31, 2011, was $44.9 million, and expires as follows:

(In millions)	Federal	State	Foreign	Total

Years of expiration
2012-2016	$-	0.5	3.7	4.2
2017-2021	-	0.1	6.8	6.9
2022 and thereafter	-	8.0	2.8	10.8
Unlimited	-	-	23.0	23.0
	$-	8.6	36.3	44.9

Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
(In millions)	2011	2010	2009

Uncertain tax positions:
Beginning of year	$19.4	19.0	19.3
Increases related to prior-year tax positions	0.8	0.1	1.0
Decreases related to prior-year tax positions	(1.6)	(1.3)	(1.0)
Increases related to current-year tax positions	1.3	1.9	1.3
Settlements	-	(7.0)	(0.4)
Effect of the expiration of statutes of limitation	(1.2)	(1.6)	(1.2)
Increases (decreases) related to business combinations and dispositions	(0.7)	8.3	-
Foreign currency exchange effects	(0.8)	-	-
End of year	$17.2	19.4	19.0

Included in the balance of unrecognized tax benefits at December 31, 2011, are potential benefits of approximately $14.9 million that, if recognized, will reduce the effective tax rate on income from continuing operations. Also included in the balance of unrecognized tax benefits at December 31, 2011, are benefits of approximately $0.8 million that, if recognized, will reduce the effective tax rate on income from discontinued operations.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties included in income tax expense amounted to $1.2 million in 2011, $1.1 million in 2010, and $0.9 million in 2009. We had accrued penalties and interest of $5.9 million at December 31, 2011, and $4.5 million at December 31, 2010.

We file income tax returns in the U.S. federal and various state and foreign jurisdictions. With a few exceptions, as of December 31, 2011, we were no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008. Additionally, due to statute of limitations expirations and audit settlements, it is reasonably possible that approximately $3.3 million of currently remaining unrecognized tax positions may be recognized by the end of 2012.

Note 5 – Property and Equipment

The following table presents our property and equipment that is classified as held and used:

	December 31,
(In Millions)	2011	2010

Land	$69.5	76.1
Buildings	232.8	210.6
Leasehold improvements	203.7	196.4
Vehicles	389.5	349.7
Capitalized software (a)	147.8	116.3
Other machinery and equipment	628.3	580.3
	1,671.6	1,529.4
Accumulated depreciation and amortization	(922.4)	(830.5)
Property and equipment, net	$749.2	698.9
(a)	Amortization of capitalized software costs included in continuing operations was $15.9 million in 2011, $12.8 million in 2010 and $13.6 million in 2009.

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

Businesses acquired in 2012

We acquired Kheops, SAS, a provider of logistics software and related services, for approximately $17 million in January 2012.  This acquisition gives us proprietary control of software used primarily in our cash-in-transit and money processing operations in France.

Businesses acquired in 2011

There were no significant acquisitions in 2011.

Businesses acquired in 2010

Servicio Pan Americano de Proteccion, S.A. de C.V.
Mexican Cash in Transit (“CIT”), ATM and money processing business

On November 17, 2010, we acquired a controlling interest in Servicio Pan Americano de Proteccion, S.A. de C.V. (“SPP”) for $59.8 million in cash. In 2011, this purchase price was reduced for final working capital adjustments to $58.7 million.  We previously owned a 20.86% interest in SPP and we acquired an additional 78.89% of the outstanding shares through our existing Mexican ownership structure. In compliance with Mexican law, the remaining 0.25% noncontrolling interest is held by a third-party Mexican trust. SPP is the largest secure logistics company in Mexico and this acquisition expands our operations in one of the world’s largest CIT markets. SPP has approximately 12,000 full-time and contract employees, 80 branches and 1,350 armored vehicles across its nationwide network of CIT, ATM and money processing operations.

We recognized a loss of $13.7 million in 2010 on the conversion from the cost method of accounting to consolidation. The loss represents the difference between the fair value and the book value of our previously held 20.86% investment as of the acquisition date. The 2010 loss was included in other operating income of non-segment income (expense). The fair value of the previously held noncontrolling interest in SPP, a private entity, was estimated to be $9.7 million by applying a market approach. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement as described in ASC 820 Fair Value Measurements and Disclosures, Section 820-10-35. Key assumptions include adjustments because of the lack of control and lack of marketability that market participants would consider when estimating the fair value of the noncontrolling interest in SPP.  The lack of marketability discount was determined using a Black-Scholes put option model and the discount for lack of control was determined based on identified control premiums on recent comparable transactions.

We recognized a $5.1 million bargain purchase gain in 2010 related to acquisition of the additional 78.89% ownership interest in SPP.  In 2011, when we completed purchase accounting, we recognized an additional $2.1 million bargain purchase gain. The gain is equal to the difference between the fair value of the net assets acquired and the fair value of the purchase consideration (see table below).   In both 2010 and 2011, the gain was included in other operating income of non-segment income (expense).

During 2010, we provisionally estimated fair values for the assets purchased and liabilities assumed as of the date of the acquisition.  We made significant estimates and assumptions to estimate the fair values. The amounts reported were considered provisional as we were completing the valuation work required to allocate the purchase price.  We finalized the analysis in 2011 and present the adjustments to the purchase accounting adjustments below.

	Estimated Fair	Purchase	Revised Fair
	Value at	Price	Value as of
(In millions)	November 17, 2010	Adjustments (a)	November 17, 2010

Fair value of purchase consideration
Cash paid for 78.89% of shares	$59.8	(1.1)	58.7
Fair value of noncontrolling interest	0.1	(0.1)	-
Fair value of previously held 20.86% noncontrolling interest	9.7	-	9.7
Fair value of purchase consideration	$69.6	(1.2)	68.4
(a)	In accordance with the purchase agreement, the purchase price was adjusted subsequent to closing based on the working capital held as of the acquisition date.

	Amounts Recognized as of	Measurement	Amounts Recognized as of
	Acquisition Date	Period	Acquisition Date
(In millions)	(Provisional) (a)	Adjustments (b)	(Final)

Fair value of net assets acquired

Cash	$12.2	(0.1)	12.1
Accounts receivable	58.8	-	58.8
Other current assets	12.3	(0.9)	11.4
Property and equipment, net	106.4	-	106.4
Indefinite-lived intangible asset (trade name)	12.1	-	12.1
Other noncurrent assets	18.7	-	18.7
Current liabilities	(75.1)	(0.8)	(75.9)
Noncurrent liabilities	(70.7)	2.7	(68.0)
Fair value of net assets acquired	74.7	0.9	75.6
Less: Fair value of purchase consideration	69.6	(1.2)	68.4
Bargain purchase gain	$5.1	2.1	7.2
(a)	As previously reported in Brink’s 2010 Annual Report on Form 10-K.
(b)
These measurement period adjustments were recorded to reflect changes in the estimated fair value of the associated assets and liabilities and better reflect market participant assumptions about facts and circumstances existing as of the acquisition date. The measurement period adjustments did not result from events after the acquisition date.  We have not recast the acquisition adjustments to the 2010 financial statements as we do not consider them material.

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

During 2010, we provisionally estimated fair values for the assets purchased and liabilities assumed as of the date of the acquisition.  We made significant estimates and assumptions to estimate the fair values. The amounts reported were considered provisional as we were completing the valuation work required to allocate the purchase price.  We finalized the analysis in 2011 and present the adjustments to the purchase accounting adjustments below.

	Amounts Recognized as of	Measurement	Amounts Recognized as of
	Acquisition Date	Period	Acquisition Date
(In millions)	(Provisional) (a)	Adjustments (b)	(Final)

Cash	$0.5	-	0.5
Accounts receivable	5.0	-	5.0
Other current assets	2.5	-	2.5
Property and equipment, net	10.6	5.8	16.4
Identifiable intangible assets	16.3	(5.1)	11.2
Goodwill (c)	12.9	0.4	13.3
Current liabilities	(4.2)	(0.8)	(5.0)
Noncurrent liabilities	(4.8)	(0.3)	(5.1)
Fair value of net assets acquired	$38.8	-	38.8
(a)	As previously reported in Brink’s 2010 Annual Report on Form 10-K.
(b)
These measurement period adjustments were recorded to reflect changes in the estimated fair value of the associated assets and liabilities and better reflect     market participant assumptions about facts and circumstances existing as of the acquisition date. The measurement period adjustments did not result from events after the acquisition date.  We have not recast the acquisition adjustments to the 2010 financial statements as we do not consider them material.

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

Note 7 – Goodwill and Other Intangible Assets

Goodwill and other intangible assets resulted from acquiring businesses.  The changes in the carrying amount of goodwill and other intangible assets by reportable segment for the years ended December 31, 2011 and 2010 are as follows:

	December 31, 2011
	Beginning	Acquisitions/	Amortization			Ending
(In millions)	Balance	Dispositions	Expense	Adjustments	Currency	Balance

International:
Goodwill	$224.0	1.8	-	(1.3)	(13.2)	211.3
Other intangibles:
Customer relationships	49.6	2.3	(7.6)	-	(4.1)	40.2
Indefinite-lived trade names	13.7	-	-	0.1	(1.7)	12.1
Finite-lived trade names	0.8	-	(0.5)	-	(0.1)	0.2
Other	1.0	0.7	(0.8)	-	(0.1)	0.8
International other intangibles	65.1	3.0	(8.9)	0.1	(6.0)	53.3

North America:
Goodwill	20.3	(0.4)	-	0.4	(0.2)	20.1
Other intangibles:
Customer relationships	1.4	(0.2)	(2.0)	9.6	0.1	8.9
Finite-lived trade names	-	-	-	1.6	-	1.6
Other - Threshold acquisition (a)	16.7	-	-	(16.3)	(0.4)	-
North America other intangibles	18.1	(0.2)	(2.0)	(5.1)	(0.3)	10.5

Total goodwill	244.3	1.4	-	(0.9)	(13.4)	231.4
Total other intangibles	$83.2	2.8	(10.9)	(5.0)	(6.3)	63.8
(a)
In 2010, an estimate for intangible assets was recorded in one category as the final purchase price allocation was not completed.  In 2011, the final purchase price allocation was completed and the intangible asset amount was recorded to the appropriate asset category, which includes customer relationships and finite-lived trade names (Other Intangibles) and capitalized software (Property and Equipment).

	December 31, 2010
	Beginning		Amortization			Ending
(In millions)	Balance	Acquisitions	Expense	Adjustments	Currency	Balance

International:
Goodwill	$206.5	14.3	-	7.1	(3.9)	224.0
Other intangibles:
Customer relationships	61.9	2.3	(7.0)	(8.3)	0.7	49.6
Indefinite-lived trade names	2.1	12.1	-	(0.4)	(0.1)	13.7
Finite-lived trade names	1.6	-	(0.7)	(0.1)	-	0.8
Other	1.4	-	(0.4)	-	-	1.0
International other intangibles	67.0	14.4	(8.1)	(8.8)	0.6	65.1

North America:
Goodwill	7.2	12.9	-	-	0.2	20.3
Other intangibles:
Customer relationships	2.4	-	(1.0)	-	-	1.4
Other – Threshold acquisition	-	16.3	-	-	0.4	16.7
North America other intangibles	2.4	16.3	(1.0)	-	0.4	18.1

Total goodwill	213.7	27.2	-	7.1	(3.7)	244.3
Total other intangibles	$69.4	30.7	(9.1)	(8.8)	1.0	83.2

The following table summarizes our other intangible assets:

	December 31, 2011			December 31, 2010
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

International:
Customer relationships	$75.9	(35.7)	40.2	$79.9	(30.3)	49.6
Indefinite-lived trade names	12.1	-	12.1	13.7	-	13.7
Finite-lived trade names	2.0	(1.8)	0.2	2.2	(1.4)	0.8
Other	3.6	(2.8)	0.8	3.3	(2.3)	1.0
North America:
Customer relationships	12.7	(3.8)	8.9	5.0	(3.6)	1.4
Finite-lived trade names	1.6	-	1.6	-	-	-
Other – Threshold Acquisition	-	-	-	16.7	-	16.7
Total	$107.9	(44.1)	63.8	$120.8	(37.6)	83.2

Our estimated aggregate amortization expense for finite-lived intangibles recorded at December 31, 2011, for each of the five succeeding years is as follows:

(In millions)	2012	2013	2014	2015	2016

Amortization expense	$8.7	7.0	6.2	5.5	4.9

Note 8 – Other Assets

	December 31,
(In millions)	2011	2010

Equity method investment in unconsolidated entities	$12.8	11.5
Available-for-sale securities	8.9	29.6
Other	55.4	49.6
Other assets	$77.1	90.7

Note 9 – Fair Value of Financial Instruments

Investments in Available-for-sale Securities
We have available-for-sale securities that are carried at fair value in the financial statements, some of which are classified as current assets.  For these investments, fair value was estimated based on quoted prices categorized as a Level 1 valuation, except for non-U.S. debt securities. These securities were valued at December 31, 2010, using a discounted cash flow methodology using yields and discount rates based on our best estimate of rates a market participant would use.  Due to the high level of judgment involved in this valuation, we have categorized these investments as Level 3.

	December 31,
(In millions)	2011	2010

Cost
Mutual funds	$16.9	16.9
Non-U.S. debt securities	-	3.6
Equity securities	-	3.7
Total	$16.9	24.2

Gross Unrealized Gains
Mutual funds	$3.1	3.4
Non-U.S. debt securities	-	-
Equity securities	-	2.2
Total	$3.1	5.6

Gross Unrealized Losses
Mutual funds	$-	-
Non-U.S. debt securities	-	(0.2)
Equity securities	-	-
Total	$-	(0.2)

Fair Value
Mutual funds	$20.0	20.3
Non-U.S. debt securities	-	3.4
Equity securities	-	5.9
Total	$20.0	29.6

The table below presents a reconciliation for investments measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3):

	December 31,
(In millions)	2011	2010	2009

Beginning balance	$3.4	3.1	-
Total gain and (loss), realized and unrealized:
Included in interest and other income	2.6	-	-
Included in other comprehensive income (loss)	0.3	0.3	(0.6)
Purchases	-	-	3.7
Sales	(6.3)	-	-
Ending balance	$-	3.4	3.1

Fixed-Rate Debt
The fair value estimate of our obligation related to the fixed-rate Dominion Terminal Associates (“DTA”) bonds at December 31, 2010, is based on quoted prices in an active market (a Level 1 valuation).  During the third quarter of 2011, the market for these bonds was not active and we therefore transferred these bonds from Level 1 to Level 2.  At December 31, 2011, the fair value estimate of these bonds is based on price information for these DTA bonds observed in a less-active market.

At December 31, 2011, the fair value estimate of our unsecured notes is based on the present value of future cash flows, discounted at rates for similar instruments at the valuation date.

The fair value and carrying value of our DTA bonds and of our unsecured notes are as follows:

	December 31,	December 31,
(In millions)	2011	2010

DTA bonds
Carrying value	$43.2	43.2
Fair value	44.0	42.9

Unsecured notes issued in a private placement
Carrying value	100.0	-
Fair value	106.4	-

Other Financial Instruments
Other financial instruments include cash and cash equivalents, short-term fixed rate deposits, accounts receivable, floating rate debt, accounts payable and accrued liabilities.  The financial statement carrying amounts of these items approximate the fair value due to their short-term nature.

Note 10 – Accrued Liabilities

	December 31,
(In millions)	2011	2010

Payroll and other employee liabilities	$156.4	161.4
Taxes, except income taxes	96.8	92.8
Retirement benefits (see note 3)	31.5	12.2
Workers’ compensation and other claims	27.0	19.9
Amounts held by cash logistics operations (a)	25.1	38.5
Income taxes payable	14.7	17.2
Other	137.0	127.0
Accrued liabilities	$488.5	469.0
(a)
Title to cash received and processed in certain of our secure cash logistics operations transfers to us for a short period of time. The cash is generally credited to customers’ accounts the following day and we record a liability while the cash is in our possession.

Note 11 – Other Liabilities

	December 31,
(In millions)	2011	2010

Workers’ compensation and other claims	$44.3	55.1
Noncurrent tax liability	20.9	19.6
Other	113.2	97.0
Other liabilities	$178.4	171.7

Note 12 – Long-Term Debt

	December 31,
(In millions)	2011	2010

Bank credit facilities:
Revolving Facility (year-end weighted average interest
rate of 2.1% in 2011 and 2.1% in 2010)	$110.0	217.2
Private Placement Notes (Series A interest rate of 4.6%, Series B interest
rate of 5.2%), due 2021	100.0	-
Other non-U.S. dollar-denominated facilities (year-end weighted
average interest rate of 6.9% in 2011 and 5.7% in 2010)	15.4	28.1
Dominion Terminal Associates 6.0% bonds, due 2033	43.2	43.2
Capital leases (average rates: 4.3% in 2011 and 4.3% in 2010)	95.4	64.2
Total long-term debt	$364.0	352.7

Included in:
Current liabilities	$28.7	29.0
Noncurrent liabilities	335.3	323.7
Total long-term debt	$364.0	352.7

On January 6, 2012, we amended our unsecured revolving bank credit facility (the “Revolving Facility”).  The amendment provides for an increase in the amount of the Revolving Facility from $400 million to $480 million at more favorable pricing and extends the maturity date from July 2014 to January 2017. The Revolving Facility’s interest rate is based on LIBOR plus a margin, alternate base rate plus a margin, or competitive bid.  The Revolving Facility allows us to borrow or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of December 31, 2011, $290 million was available under the Revolving Facility.  Amounts outstanding under the Revolving Facility as of December 31, 2011, were denominated primarily in U.S. dollars and to a lesser extent in Canadian dollars.

The margin on LIBOR borrowings under the Revolving Facility, which ranged from 1.225% to 2.325% depending on our credit rating, was 1.75% at December 31, 2011.  Under the amended Revolving Facility, the margin on LIBOR borrowings can range from 0.9% to 1.575% and was 1.20% at January 6, 2012.  The margin on alternate base rate borrowings under the Revolving Facility ranged from 0.225% to 1.325%.  Under the amended Revolving Facility, the alternate base rate borrowings can range from 0.0% to 0.575%.  We also pay an annual facility fee on the Revolving Facility based on our credit rating.  The facility fee, which ranged from 0.15% to 0.55%, was 0.375% at December 31, 2011. Under the amended Revolving Facility, the facility fee can range from 0.10% to 0.30% and was 0.175% at January 6, 2012.

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

As of December 31, 2011, we had three unsecured multi-currency revolving bank credit facilities with a total of $70 million in available credit, of which approximately $37 million was available. A $20 million facility expires in December 2012, another $20 million facility expires in May 2014 and a $30 million facility expires in October 2014.  Interest on these facilities is based on LIBOR plus a margin.  The margin ranges from 1.0% to 2.50%.  We also have the ability to borrow from other banks, at the banks’ discretion, under short-term uncommitted agreements.  Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

We have two unsecured letter of credit facilities totaling $139 million, of which approximately $25 million was available at December 31, 2011.  A $54 million facility expires in December 2014 and an $85 million facility expires in June 2015.  The Revolving Facility and the multi-currency revolving credit facilities are also used for issuance of letters of credit and bank guarantees.  On January 24, 2012, we entered into a $25 million unsecured letter of credit facility that will expire in December 2014.

We also have an unsecured bilateral committed credit facility (the “2010 Credit Facility”) with a total of $20 million in available credit that expires in March 2012.  Interest on this facility is based on LIBOR plus a margin, which ranges from 1.75% to 2.25%.  As of December 31, 2011, $20 million was available under the 2010 Credit Facility.

Minimum repayments of long-term debt are as follows:

(In millions)	Capital leases	Other long-term debt	Total

2012	$21.6	7.1	28.7
2013	18.3	2.5	20.8
2014	16.7	97.7	114.4
2015	14.9	7.9	22.8
2016	13.7	7.9	21.6
Later years	10.2	145.5	155.7
Total	$95.4	268.6	364.0

The Revolving Facility, the Notes, the three unsecured multi-currency revolving bank credit facilities, the two letter of credit facilities and the 2010 Credit Facility contain subsidiary guarantees and various financial and other covenants.  The financial covenants, among other things, limit our total indebtedness, limit priority debt, limit asset sales, limit the use of proceeds from asset sales and provide for minimum coverage of interest costs.  The credit agreements do not provide for the acceleration of payments should our credit rating be reduced.  If we were not to comply with the terms of our various credit agreements, the repayment terms could be accelerated and the commitments could be withdrawn.  An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  We were in compliance with all financial covenants at December 31, 2011.

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

At December 31, 2011, we had undrawn letters of credit and guarantees totaling $140.2 million, including $114.2 million issued under the letter of credit facilities, $21.7 million issued under the multi-currency revolving bank credit facilities, and $4.3 million issued under other credit facilities.  These letters of credit primarily support our obligations under various self-insurance programs and credit facilities.

Capital Leases
Property and equipment acquired under capital leases are included in property and equipment as follows:

	December 31,
(In millions)	2011	2010

Asset class:
Buildings	$6.0	8.8
Vehicles	89.9	54.8
Machinery and equipment	37.3	25.3
	133.2	88.9
Less: accumulated amortization	(30.0)	(21.7)
Total	$103.2	67.2

Note 13 – Accounts Receivable

	December 31,
(In millions)	2011	2010

Trade	$506.0	493.6
Other	53.4	38.7
Total accounts receivable	559.4	532.3
Allowance for doubtful accounts	(8.9)	(7.2)
Accounts receivable, net	$550.5	525.1

	Years Ended December 31,
(In millions)	2011	2010	2009

Allowance for doubtful accounts:
Beginning of year	$7.2	7.1	6.8
Provision for uncollectible accounts receivable	4.0	0.5	1.2
Write offs less recoveries	(1.4)	(0.9)	(1.2)
Foreign currency exchange effects	(0.9)	0.5	0.3
End of year	$8.9	7.2	7.1

Note 14 – Operating Leases

We lease facilities, vehicles, computers and other equipment under long-term operating and capital leases with varying terms. Most of the operating leases contain renewal and/or purchase options.  We expect that in the normal course of business, the majority of operating leases will be renewed or replaced by other leases.

As of December 31, 2011, future minimum lease payments under noncancellable operating leases with initial or remaining lease terms in excess of one year are included below.

(In millions)	Facilities	Vehicles	Other	Total

2012	$58.7	17.5	4.1	80.3
2013	48.1	13.0	2.5	63.6
2014	40.1	8.6	1.5	50.2
2015	28.1	4.2	0.8	33.1
2016	18.6	1.4	0.5	20.5
Late years	48.4	0.1	0.5	49.0
	$242.0	44.8	9.9	296.7
In North America, most vehicles that were added to the fleet prior to March 1, 2009, were obtained pursuant to operating leases that had residual value guarantees.  Vehicles added to the fleet after March 1, 2009, were either purchased or were financed under capital lease.

Our maximum residual value guarantee under operating lease agreements was $27.6 million at December 31, 2011.  If we continue to renew the leases and pay the lease payments for the vehicles that have been included in the above table, this residual value guarantee will reduce to zero at the end of the final renewal period.

Net rent expense included in continuing operations amounted to $112.6 million in 2011, $104.7 million in 2010 and $101.4 million in 2009.

Note 15 – Share-Based Compensation Plans

We have share-based compensation plans to retain employees and nonemployee directors and to more closely align their interests with those of our shareholders.

The 2005 Equity Incentive Plan (the “2005 Plan”) permits grants of stock options, restricted stock units, stock appreciation rights, performance stock and other share-based awards to employees.

We also provide share-based awards to directors through the Non-Employee Directors’ Equity Plan (the “Directors’ Plan”).  To date, we have granted only deferred stock units under the Directors’ Plan.  There are also outstanding stock options granted to directors under a prior plan, the Non-Employee Directors’ Stock Option Plan (the “Prior Directors’ Plan”).

There are 1.5 million shares underlying share-based plans that are authorized, but not yet granted.

General Terms
Options are granted at a price not less than the average quoted market price on the date of grant.  Options granted to employees have a maximum term of six years.  All grants of options and restricted stock units to employees under the 2005 Plan are subject to a minimum vesting period of one year and either vest ratably over three years from the date of grant or at the end of the third year.   Compensation expense related to options and restricted stock units is recognized from the grant date to the earlier of the retirement eligible date or the stated vesting date, and is classified as selling, general and administrative expenses in the consolidated statements of income.

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

Under the Prior Directors’ Plan, options granted had a maximum term of ten years and vested in full at the end of six months.  Under the Directors’ Plan, directors have been granted deferred stock units that entitle them (at the earlier of one year from the date of grant, upon termination of service from the board or upon a change on control) to receive an equivalent amount of Brink’s common stock six months after termination of service from the board.  Compensation cost for deferred stock units is recognized in its entirety at the grant date.

Option Activity
The table below summarizes the activity in all plans for options of our common stock.

			Weighted-Average	Aggregate
	Shares	Weighted- Average	Remaining Contractual	Intrinsic Value
	(in thousands)	Exercise Price Per Share	Term (in years)	(in millions)

Outstanding at December 31, 2008	3,322	$28.95
Granted	289	27.59
Exercised	(79)	16.50
Forfeited or expired	(97)	34.08

Outstanding at December 31, 2009	3,435	28.98
Granted	367	19.05
Exercised	(372)	17.50
Forfeited or expired	(75)	31.71

Outstanding at December 31, 2010	3,355	29.10
Granted	290	31.47
Exercised	(562)	20.66
Forfeited or expired	(116)	29.47
Outstanding at December 31, 2011
	2,967	$30.92	2.5	$3.0

Of the above, as of December 31, 2011:
Exercisable	2,397	$32.03	1.9	$1.4
Expected to vest in future periods (a)	555	$26.18	4.8	$1.6
(a)	The number of options expected to vest takes into account an estimate of expected forfeitures.

The intrinsic value of a stock option is the difference between the market price of the shares underlying the option and the exercise price of the option.  The market price at December 31, 2011, was $26.88 per share.  The total intrinsic value of options exercised was $5.6 million ($9.99 per share) in 2011, $2.9 million ($7.86 per share) in 2010, and $0.9 million ($11.62 per share) in 2009.  The total fair value of options that vested during 2011 was $3.2 million, during 2010 was $5.1 million, and during 2009 was $6.7 million.

There were 2.4 million shares of exercisable options with a weighted-average exercise price of $32.03 per share at December 31, 2011.  There were 2.6 million shares of exercisable options with a weighted-average exercise price of $30.10 per share at December 31, 2010, and 2.4 million shares of exercisable options with a weighted-average exercise price of $27.41 per share at December 31, 2009.

Method and Assumptions Used to Estimate Fair Value of Options
The fair value of each stock option grant is estimated at the time of grant using the Black-Scholes option-pricing model.  For those awards subject to a ratable vesting schedule, fair value is measured for each separately vesting portion of the award as if the award were comprised of three separate individual awards.

The fair value of options granted during the three years ended December 31, 2011, was calculated using the following estimated weighted-average assumptions.

Options Granted
	Years Ended December 31,
	2011			2010			2009

Number of shares underlying options, in thousands			290			367			289
Weighted-average exercise price per share			$31.47			19.05			27.59

Assumptions used to estimate fair value
Expected dividend yield (a):
Weighted-average			1.3%			2.1%			1.4%
Expected volatility (b):
Weighted-average			36%			36%			36%
Range	36%	–	37%	35%	–	39%	35%	–	39%
Risk-free interest rate (c):
Weighted-average			1.2%			1.4%			1.8%
Range	0.5%	–	1.9%	0.6%	–	1.9%	0.9%	–	2.4%
Expected term in years (d):
Weighted-average			3.8			3.8			3.8
Range	1.9	–	5.3	1.9	–	5.3	1.9	–	5.3

Weighted-average fair value estimates at grant date:
In millions			$2.4			1.7			2.1
Fair value per share			$8.17			4.65			7.24
(a)	The expected dividend yield is the calculated yield on Brink’s common stock at the time of the grant.
(b)	The expected volatility was estimated after reviewing the historical volatility of our stock using daily close prices.
(c)   The risk-free interest rate was based on U.S. Treasury debt yields at the time of the grant.
(d)	The expected term of the options was based on historical option exercise, expiration and post-vesting cancellation behaviors.

Nonvested Share Activity
	Number of shares			Weighted-Average
	2005	Directors’		Grant-Date
(in thousands of shares, except per share amounts)	Plan	Plan	Total	Fair Value (a)

Balance as of January 1, 2009	55.6	15.3	70.9	$36.27
Granted	178.4	22.7	201.1	26.90
Cancelled awards	(1.3)	-	(1.3)	26.80
Vested	(18.5)	(15.3)	(33.8)	35.71
Balance as of December 31, 2009	214.2	22.7	236.9	28.45

Granted	167.6	29.1	196.7	19.24
Cancelled awards	(5.6)	-	(5.6)	22.52
Vested	(76.7)	(22.7)	(99.4)	29.12
Balance as of December 31, 2010	299.5	29.1	328.6	22.84

Granted	143.7	15.8	159.5	30.43
Cancelled awards	(16.5)	-	(16.5)	23.65
Vested	(127.1)	(29.1)	(156.2)	24.13
Balance as of December 31, 2011	299.6	15.8	315.4	$25.99
(a)
Fair value is measured at the date of grant based on the average of the high and low per share quoted sales price of Brink’s common stock, adjusted for a discount on units that do not receive or accrue dividends.

As of December 31, 2011, $0.9 million of total unrecognized compensation cost related to previously granted stock options is expected to be recognized over a weighted-average period of 1.5 years.

Other Share-Based Compensation
We have a deferred compensation plan that allows participants to defer a portion of their compensation into common stock units.  Units may be redeemed by employees for an equal number of shares of Brink’s common stock.  Employee accounts held 947,878 units at December 31, 2011, and 869,745 units at December 31, 2010.

We have a stock accumulation plan for our non-employee directors denominated in Brink’s common stock units.  Directors’ accounts held 55,293 units at December 31, 2011, and 50,619 units at December 31, 2010.

Note 16 – Capital Stock

Common Stock
At December 31, 2011, we had 100 million shares of common stock authorized and 46.9 million shares issued and outstanding.

Share Purchases
We purchased and retired 234,456 shares of Brink’s common stock in 2009 for $6.1 million (average price of $26.20 per share) and 1,682,845 shares in 2010 for $33.7 million (average price of $20.03 per share).  We did not purchase any shares of our common stock in 2011.

Shares Contributed to U.S. Pension Plan
On August 20, 2009, we made a voluntary $150 million contribution to our primary U.S. retirement plan.  The contribution was comprised of $92.4 million of cash and 2,260,738 newly issued shares of our common stock valued for purposes of the contribution at $25.48 per share, or $57.6 million in the aggregate.

Dividends
We paid regular quarterly dividends on our common stock during the last three years.  On January 19, 2012, the board declared a regular quarterly dividend of 10 cents per share payable on March 1, 2012.  Future dividends are dependent on the earnings, financial condition, shareholder equity levels, cash flow and business requirements, as determined by the board of directors.

Shelf Registration of Common Stock
We intend to register $150 million in new common stock in 2012.  We intend to issue shares in 2012 to satisfy some or all of the required contributions to our primary U.S. pension plan.  We may also issue shares in the future to satisfy future contributions.

Preferred Stock
At December 31, 2011, we had the authority to issue up to 2.0 million shares of preferred stock with a par value of $10 per share.

Shares Used to Calculate Earnings per Share

	Years Ended December 31,
(In millions)	2011	2010	2009

Weighted-average shares

Basic (a)	47.8	48.2	47.2
Effect of dilutive stock awards	0.3	0.2	0.3
Diluted (a)	48.1	48.4	47.5

Antidilutive stock awards excluded from denominator	2.3	2.2	2.5
(a)
We have deferred compensation plans for directors and certain of our employees.  Amounts owed to participants are denominated in common stock units.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average units credited to employees and directors under the deferred compensation plans.  Additionally, non-participating restricted stock units are also included in the computation of basic weighted average shares when the requisite service period has been completed.  Accordingly, basic and diluted shares include weighted-average units of 1.1 million in 2011, 1.0 million in 2010 and 0.8 million in 2009.

Note 17 – Income from Discontinued Operations

	Years Ended December 31,
(In millions)	2011	2010	2009

Adjustments to contingencies of former operations:
Gain from FBLET refunds	$4.2	-	19.7
BAX Global indemnification	-	1.7	(13.2)
Insurance recoveries related to BAX Global indemnification	1.2	1.6	-
Workers’ compensation	(1.4)	(7.2)	(1.5)
Other	(1.8)	0.8	1.8
Income (loss) from discontinued operations before income taxes	2.2	(3.1)	6.8
Provision (credit) for income taxes	0.7	(3.4)	2.3
Income from discontinued operations, net of tax	$1.5	0.3	4.5

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

BAX Global
BAX Global, a former business unit, had been defending a claim related to the apparent diversion by a third party of goods being transported for a customer.  On April 23, 2010, the Dutch Supreme Court denied the final appeal of BAX Global, letting stand the lower court ruling that BAX Global is liable for this claim.   We had contractually indemnified the purchaser of BAX Global for this contingency.  We recognized €9 million ($13.2 million) related to this matter in discontinued operations in 2009, made an $11.5 million payment in 2010 in satisfaction of the judgment, and reversed $1.7 million of expense in 2010. We recovered a portion of the loss from insurance companies ($1.2 million in 2011 and $1.6 million in 2010).

Note 18 – Supplemental Cash Flow Information

	Years Ended December 31,
(In millions)	2011	2010	2009

Cash paid for:
Interest	$22.3	13.7	10.3
Income taxes, net	79.8	65.5	12.6

We acquired armored vehicles, CompuSafe® units and other equipment under capital lease arrangements in the last three years including $43.0 million in 2011, $33.9 million in 2010 and $13.4 million in 2009.  Some of the assets acquired under these leases were part of sales-leaseback transactions of assets that were previously owned.  Proceeds from sale of these assets were $17.6 million in 2011, $1.2 million in 2010 and $13.6 million in 2009.  The proceeds approximated net book value on the dates of the transactions, and the related gains and losses on these transactions were not material.

Note 19 – Other Operating Income (Expense)

	Years Ended December 31,
(In millions)	2011	2010	2009

Share in earnings of equity affiliates	$4.8	3.9	4.5
Royalty income	1.7	7.6	8.6
Gains (losses) on sale of property and other assets	1.2	1.2	9.4
Impairment losses	(4.7)	(0.7)	(2.7)
Business acquisitions and dispositions:
Gain on sale of U.S. Document Destruction business	6.7	-	-
Bargain purchase of Mexican CIT business	2.1	5.1	-
Remeasurement of previously held ownership interest to fair value	0.4	(13.7)	14.9
Deconsolidation of Brink’s Belgium and write-down to fair value	-	(13.4)	-
Settlement loss related to Belgium bankruptcy	(10.1)	-	-
Foreign currency items:
Transaction - gains (losses)	(4.2)	(4.0)	(41.4)
Hedge gains	2.2	-	-
Other	3.1	4.5	3.2
Other operating income (expense)	$3.2	(9.5)	(3.5)

Note 20– Interest and Other Nonoperating Income (Expense)

	Years Ended December 31,
(In millions)	2011	2010	2009

Interest income	$5.9	4.1	10.8
Gain on available-for-sale securities	4.4	3.8	-
Other	(1.2)	0.2	-
Total	$9.1	8.1	10.8

We recognized $4.4 million in gains on the sale of debt securities ($2.6 million) and equity securities ($1.8 million) in 2011.  We recognized a $4.0 million gain in 2010 on the exchange of the securities we held for shares of equity securities in two other publicly held companies and a small amount of cash.

Note 21 – Other Commitments and Contingencies

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

Purchase Obligations
At December 31, 2011, we had noncancellable commitments for $11.7 million in equipment purchases, and information technology and other services.

Note 22 – Selected Quarterly Financial Data (unaudited)

	2011 Quarters				2010 Quarters
(In millions, except per share amounts)	1 st	2 nd	3 rd	4 th	1 st	2 nd	3 rd	4 th

Revenues	$913.3	979.3	995.8	997.1	$735.4	729.4	776.1	880.6
Segment operating profit	52.0	36.6	70.1	72.4	34.9	44.1	58.0	71.9
Operating profit	37.0	20.4	62.5	51.4	23.8	31.5	44.1	46.9
Amounts attributable to Brink’s:
Income (loss) from:
Continuing operations	$18.9	5.3	31.5	17.3	$(4.8)	20.7	21.7	19.2
Discontinued operations	1.1	2.6	(0.7)	(1.5)	(3.4)	0.8	2.2	0.7
Net income (loss) attributable to Brink’s	$20.0	7.9	30.8	15.8	$(8.2)	21.5	23.9	19.9

Depreciation and amortization	$38.8	41.2	40.5	41.9	$32.3	32.9	34.8	36.6
Capital expenditures	29.4	42.2	47.1	77.5	26.9	34.3	41.3	46.3

Earnings (loss) per share attributable to Brink’s
common shareholders:
Basic
Continuing operations	$0.40	0.11	0.66	0.36	$(0.10)	0.42	0.45	0.40
Discontinued operations	0.02	0.05	(0.02)	(0.03)	(0.07)	0.02	0.05	0.02
Net income	$0.42	0.17	0.64	0.33	$(0.17)	0.44	0.50	0.42

Diluted
Continuing operations	$0.39	0.11	0.66	0.36	$(0.10)	0.42	0.45	0.40
Discontinued operations	0.02	0.05	(0.02)	(0.03)	(0.07)	0.02	0.05	0.02
Net income	$0.41	0.16	0.64	0.33	$(0.17)	0.44	0.50	0.42

Earnings per share amounts for each quarter are required to be computed independently.  As a result, their sum may not equal the annual earnings per share.

2011
In the second quarter of 2011, we recognized a $10.1 million settlement charge related to our exit of the Belgium cash-in-transit business.  In the third quarter of 2011, we recognized a $6.7 million pretax gain related to the sale of our U.S Document Destruction business.  Fourth-quarter 2011 results include a $4.1 million pretax charge related to the retirement of our former CEO.

2010
In the first quarter of 2010, we recognized an income tax charge of $13.7 million related to U.S. healthcare legislation which was enacted in that quarter.  Fourth-quarter 2010 results included a $13.4 million charge related to the deconsolidation of our former subsidiary in Belgium and a $8.6 million net loss on our acquisition of a controlling interest of a cash-in-transit business in Mexico.

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

(b) Internal Controls over Financial Reporting

See pages 71 and 72 for Management’s Annual Report on Internal Control over Financial Reporting and the Attestation Report of the Registered Public Accounting Firm.

(c) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Our Chief Executive Officer is required to make, and he has made, an annual certification to the New York Stock Exchange (“NYSE”) stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE.  Our Chief Executive Officer made his annual certification to that effect to the NYSE as of May 19, 2011.  In addition, we are filing, as exhibits to this Annual Report on Form 10-K, the certification of our principal executive officer and principal financial officer required under sections 906 and 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

The information regarding executive officers is included in this report following Item 4, under the caption “Executive Officers of the Registrant.”  Other information required by Item 10 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2011.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2011.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2011.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	All financial statements – see pages 70 – 116.

	2.	Financial statement schedules – not applicable.

	3.	Exhibits – see exhibit index.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2012.

The Brink’s Company
(Registrant)

By	/s/ T. C. Schievelbein
(Thomas C. Schievelbein,
Interim President and
Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 27, 2012.

Signature	Title

/s/ T. C. Schievelbein	Director, Interim President and Chief Executive Officer (Principal Executive Officer)
Thomas C. Schievelbein
/s/ J.W. Dziedzic	Vice President and Chief Financial Officer (Principal Financial Officer)
Joseph W. Dziedzic
/s/ M. A. P. Schumacher	Controller (Principal Accounting Officer)
Matthew A.P. Schumacher

*	Director
Betty C. Alewine

*	Director
Paul G. Boynton

*	Director
Marc C. Breslawsky

*	Director
Reginald D. Hedgebeth

*	Director
Michael J. Herling

*	Director
Murray D. Martin

*	Director
Ronald L. Turner

* By:	/s/ T. C. Schievelbein,
Thomas C. Schievelbein, Attorney-in-Fact

Exhibit Index

Each exhibit listed as a previously filed document is hereby incorporated by reference to such document.

Exhibit Number	Description

2(i)
Shareholders’ Agreement, dated as of January 10, 1997, between Brink’s Security International, Inc., and Valores Tamanaco, C.A.  Exhibit 10(w) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

3(i)	(a) Amended and Restated Articles of Incorporation of the Registrant. Exhibit 3(i) to the Registrant’s Current Report on Form 8-K filed November 20, 2007.

(b) Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant. Exhibit 3(i) to the Registrant’s Current Report on Form 8-K filed May 10, 2011.

3(ii)	Amended and Restated Bylaws of the Registrant. Exhibit 3(ii) to the Registrant’s Amendment No. 1 to Current Report on Form 8-K filed November 21, 2011.

10(a)*	Amended and Restated Key Employees Incentive Plan, amended and restated as of May 6, 2011. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 10, 2011.

10(b)*	Key Employees’ Deferred Compensation Program, as amended and restated as of February 3, 2012.

10(c)*	(i)
Pension Equalization Plan as amended and restated, effective as of October 22, 2008.  Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (the “Third Quarter 2008 Form 10-Q”).

(ii)
Rabbi Trust Agreement, dated as of December 22, 2011, by and between the Registrant and Wells Fargo Bank, N.A., as Trustee.  Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 29, 2011.

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

(iii)
Terms and Conditions for options granted in 2011 under 2005 Equity Incentive Plan.  Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Second Quarter 2011 Form 10-Q”).

(iv)
Form of Restricted Stock Units Award Agreement for restricted stock units granted before 2010 under 2005 Equity Incentive Plan.  Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 13, 2009.

(v)
Form of Restricted Stock Units Award Agreement for restricted stock units granted in 2010 under 2005 Equity Incentive Plan.  Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 12, 2010.

(vi) Terms and Conditions for restricted stock units granted in 2011 under 2005 Equity Incentive Plan. Exhibit 10.2 to the Second Quarter 2011 Form 10-Q.

10(g)*	Management Performance Improvement Plan, as amended and restated as of February 19, 2010. Exhibit 10(h) to the 2009 Form 10-K.

10(h)*	Change in Control Agreement dated as of February 25, 2010, between the Registrant and Frank T. Lennon. Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed February 25, 2010.

10(i)*	(i) Form of severance agreement between the Registrant and Frank T. Lennon. Exhibit 10(o)(ii) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

(ii) Form of Amendment No. 1 to severance agreement. Exhibit 10(j)(ii) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).

10(j)*	(i)
Employment Agreement dated as of May 4, 1998, among the Registrant, Brink’s, Incorporated and Michael T. Dan. Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

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

10(k)*	Succession Agreement, dated November 13, 2011, between the Registrant and Michael T. Dan. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 14, 2011.

10(l)*	Change in Control Agreement dated as of February 25, 2010, between the Registrant and Michael T. Dan. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 25, 2010.

10(m)*	Change in Control Agreement dated as of February 25, 2010, between the Registrant and Joseph W. Dziedzic. Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 25, 2010.

10(n)*	Change in Control Agreement dated as of February 25, 2010, between the Registrant and McAlister C. Marshall, II. Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed February 25, 2010.

10(o)*	Form of Indemnification Agreement entered into by the Registrant with its directors and officers. Exhibit 10(l) to the 1991 Form 10-K.

10(p)*	Non-Employee Directors’ Stock Option Plan, as amended and restated as of July 8, 2005. Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10(q)*	Directors’ Stock Accumulation Plan, as amended and restated as of September 12, 2008. Exhibit 10.1 to the Third Quarter 2008 Form 10-Q.

10(r)*	Non-Employee Directors’ Equity Plan. Annex B to the Proxy Statement for the Registrant’s 2008 Annual Meeting of Shareholders.

10(s)*	(i)
Form of Award Agreement for deferred stock units granted in 2008 under the Non-Employee Directors’ Equity Plan.  Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(ii)
Form of Award Agreement for deferred stock units granted in 2009, 2010 and 2011 under the Non-Employee Directors Equity Plan.  Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (the “Second Quarter 2009 Form 10-Q”).

10(t)*	Plan for Deferral of Directors’ Fees, as amended and restated as of November 14, 2008. Exhibit 10(y) to the 2008 Form 10-K.

10(u)	(i)	Trust Agreement for The Brink’s Company Employee Welfare Benefit Trust. Exhibit 10(t) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(ii)
First Amendment of The Brink’s Company Employee Welfare Benefit Trust, dated as of November 1, 2001.  Exhibit 10(t)(ii) to the to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”).

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

(ii)
Loan Agreement between the Peninsula Ports Authority of Virginia and Dominion Terminal Associates, dated September 1, 2003.  Exhibit 10.2(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (the “Third Quarter 2003 Form 10-Q”).

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

10(w)
$85,000,000 Amended and Restated Letter of Credit Agreement, dated as of June 17, 2011, among the Registrant, Pittston Services Group Inc., Brink’s Holding Company, Brink’s, Incorporated, and The Royal Bank of Scotland N.V.  Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 20, 2011.

10(x)
$30,000,000 Amended and Restated Credit Agreement, dated as of October 3, 2011, among the Registrant, Pittston Services Group Inc., Brink’s Holding Company, Brink’s, Incorporated, The Royal Bank of Scotland N.V. and RBS Securities Inc.  Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 5, 2011.

10(y)	(i)
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

(ii)
First Amendment to Credit Agreement, dated as of January 6, 2012, among the Registrant, as Parent Borrower and as a Guarantor, the subsidiary borrowers referred to therein, as Subsidiary Borrowers, certain of Parent Borrower’s subsidiaries, as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and the various lenders named therein. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 9, 2012.

10(z)
$54,000,000 Continuing Agreement for Standby Letters of Credit, dated as of December 10, 2010, between the Registrant and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 13, 2010.

10(aa)
Note Purchase Agreement, dated as of January 24, 2011, among the Registrant, Pittston Services Group Inc., Brink’s Holding Company, Brink’s, Incorporated, and the purchasers party thereto.  Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 26, 2011.

10(bb)
$25,000,000 Committed Letter of Credit Issuance and Reimbursement Agreement, dated as of January 24, 2012, by and between the Registrant and HSBC Bank USA, N.A.  Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 26, 2012.

10(cc)
Stock Purchase Agreement, dated as of November 15, 2005, by and among BAX Holding Company, BAX Global Inc., The Brink’s Company and Deutsche Bahn AG.  Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed November 16, 2005.

10(dd)
Separation and Distribution Agreement between the Registrant and Brink’s Home Security Holdings, Inc. dated as of October 31, 2008.  Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 5, 2008.

10(ee)	Tax Matters Agreement between the Registrant and Brink’s Home Security Holdings, Inc. dated as of October 31, 2008. Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed November 5, 2008.

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

101
Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2011, furnished in XBRL (eXtensible Business Reporting Language).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Consolidated Balance Sheets at December 31, 2011, and December 31, 2010, (ii)  the Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Equity for the years ended December 31, 2011, 2010 and 2009, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*Management contract or compensatory plan or arrangement.