Form 10-Q
period 2012-03-31
BRINKS CO
filed 2012-04-27
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Yes  ☐  No  ☒

As of April 24, 2012, 47,260,169 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements

THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(In millions)	2012	2011

ASSETS

Current assets:
Cash and cash equivalents	$155.5	182.9
Accounts receivable, net	599.2	550.5
Prepaid expenses and other	140.1	134.1
Deferred income taxes	81.3	66.4
Total current assets	976.1	933.9

Property and equipment, net	770.2	749.2
Goodwill	254.4	231.4
Other intangibles	64.1	63.8
Deferred income taxes	371.1	350.8
Other	78.9	77.1

Total assets	$2,514.8	2,406.2

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$23.0	25.4
Current maturities of long-term debt	30.6	28.7
Accounts payable	148.7	159.5
Accrued liabilities	497.9	488.5
Total current liabilities	700.2	702.1

Long-term debt	378.3	335.3
Accrued pension costs	359.8	369.6
Retirement benefits other than pensions	317.0	315.4
Deferred income taxes	33.6	23.0
Other	182.2	178.4
Total liabilities	1,971.1	1,923.8

Commitments and contingent liabilities (notes 3, 4 and 9)

Equity:
The Brink’s Company (“Brink’s”) shareholders:
Common stock	47.3	46.9
Capital in excess of par value	570.1	559.5
Retained earnings	601.7	589.5
Accumulated other comprehensive loss	(754.2)	(787.9)
Brink’s shareholders	464.9	408.0

Noncontrolling interests	78.8	74.4

Total equity	543.7	482.4

Total liabilities and equity	$2,514.8	2,406.2

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Income
(Unaudited)

	Three Months
	Ended March 31,
(In millions, except per share amounts)	2012	2011

Revenues	$966.8	913.3

Costs and expenses:
Cost of revenues	787.0	757.6
Selling, general and administrative expenses	139.6	121.7
Total costs and expenses	926.6	879.3
Other operating income (expense)	2.2	3.0

Operating profit	42.4	37.0

Interest expense	(6.3)	(5.8)
Interest and other income (expense)	3.9	4.4
Income from continuing operations before tax	40.0	35.6
Provision (benefit) for income taxes	16.2	11.4

Income from continuing operations	23.8	24.2

Income from discontinued operations, net of tax	-	1.1

Net income	23.8	25.3
Less net income attributable to noncontrolling interests	(6.8)	(5.3)

Net income attributable to Brink’s	17.0	20.0

Income attributable to Brink’s:
Continuing operations	17.0	18.9
Discontinued operations	-	1.1

Net income attributable to Brink’s	$17.0	20.0

Earnings per share attributable to Brink’s common shareholders:
Basic:
Continuing operations	$0.35	0.40
Discontinued operations	-	0.02
Net income	0.35	0.42

Diluted:
Continuing operations	$0.35	0.39
Discontinued operations	-	0.02
Net income	0.35	0.41

Weighted-average shares
Basic	48.1	47.6
Diluted	48.3	48.1

Cash dividends paid per common share	$0.10	0.10

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months
	Ended March 31,
(In millions)	2012	2011

Net income	$23.8	25.3

Other comprehensive income (loss):
Benefit plan adjustments:
Net experience gains (losses) arising during the quarter	(6.0)	-
Deferred profit sharing	0.2	-
Tax benefit (provision) related to net experience gains and losses arising during the quarter	1.7	-
Reclassification adjustment for amortization of prior net experience loss included in net income	21.5	11.6
Tax benefit related to reclassification adjustment	(7.9)	(4.3)
Reclassification adjustment for amortization of prior service cost (credit) included in net income	0.9	0.9
Tax provision (benefit) related to reclassification adjustment	(0.3)	(0.3)
Benefit plan adjustments, net of tax	10.1	7.9

Foreign currency:
Translation adjustments arising during the quarter	26.4	23.1
Foreign currency translation adjustments, net of tax	26.4	23.1

Available-for-sale securities:
Unrealized net gains (losses) on available-for-sale securities arising during the quarter	0.7	2.8
Tax benefit (provision) related to unrealized net gains and losses on available-for-sale securities	(0.2)	(0.2)
Reclassification adjustment for net (gains) losses realized in net income	(2.1)	(4.4)
Tax provision (benefit) related to reclassification adjustment	0.8	0.9
Unrealized net gains (losses) on available-for-sale securities, net of tax	(0.8)	(0.9)
Other comprehensive income	35.7	30.1

Comprehensive income	$59.5	55.4

Amounts attributable to Brink’s:
Net income (loss)	$17.0	20.0
Benefit plan adjustments	10.1	7.9
Foreign currency	24.4	23.1
Available-for-sale securities	(0.8)	(1.0)
Other comprehensive income	33.7	30.0
Comprehensive income attributable to Brink’s	50.7	50.0

Amounts attributable to noncontrolling interests:
Net income	6.8	5.3
Foreign currency	2.0	-
Available-for-sale securities	-	0.1
Other comprehensive income	2.0	0.1
Comprehensive income attributable to noncontrolling interests	8.8	5.4

Comprehensive income	$59.5	55.4

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statement of Equity

Three Months ended March 31, 2012
(Unaudited)

	Attributable to Brink’s
			Capital		Accumulated	Attributable
			in Excess		Other	to
		Common	of Par	Retained	Comprehensive	Noncontrolling
(In millions)	Shares	Stock	Value	Earnings	Loss	Interests	Total

Balance as of December 31, 2011	46.9	$46.9	559.5	589.5	(787.9)	74.4	482.4

Net income	-	-	-	17.0	-	6.8	23.8
Other comprehensive income (loss)	-	-	-	-	33.7	2.0	35.7
Shares contributed to pension plan (see note 6)	0.4	0.4	8.6	-	-	-	9.0
Dividends:
Brink’s common shareholders ($0.10 per share)	-	-	-	(4.7)	-	-	(4.7)
Noncontrolling interests	-	-	-	-	-	(4.6)	(4.6)
Share-based compensation:
Stock options and awards	-	-	1.2	-	-	-	1.2
Other share-based benefit programs	-	-	0.8	(0.1)	-	-	0.7
Capital contributions from noncontrolling interest	-	-	-	-	-	0.2	0.2

Balance as of March 31, 2012	47.3	$47.3	570.1	601.7	(754.2)	78.8	543.7

See accompanying notes to consolidated financial statements

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months
	Ended March 31,
(In millions)	2012	2011

Cash flows from operating activities:
Net income	$23.8	25.3
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Income from discontinued operations, net of tax	-	(1.1)
Depreciation and amortization	42.2	38.8
Stock compensation expense	1.4	0.6
Deferred income taxes	(26.5)	(7.5)
Gains and losses:
Sales of available-for-sale securities	(2.1)	(4.4)
Sales of property and other assets	(0.2)	0.4
Acquisitions of controlling interest	-	(0.4)
Retirement benefit funding (more) less than expense:
Pension	(3.8)	3.6
Other than pension	5.3	2.5
Other operating	3.6	1.7
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(32.5)	(21.7)
Accounts payable, income taxes payable and accrued liabilities	(15.4)	(27.3)
Prepaid and other current assets	(14.6)	(21.3)
Other	2.4	3.9
Discontinued operations	-	1.2
Net cash provided (used) by operating activities	(16.4)	(5.7)

Cash flows from investing activities:
Capital expenditures	(34.3)	(29.4)
Acquisitions	(16.4)	(1.2)
Available-for-sale securities:
Purchases	-	(0.8)
Sales	11.5	11.8
Cash proceeds from sale of property, equipment and investments	0.4	0.7
Other	0.2	-
Net cash used by investing activities	(38.6)	(18.9)

Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term debt	(3.7)	2.8
Long-term revolving credit facilities	43.9	(100.2)
Issuance of private placement notes	-	100.0
Other long-term debt	(6.9)	(5.8)
Debt financing costs	(1.5)	(0.3)
Dividends to:
Shareholders of Brink’s	(4.7)	(4.7)
Noncontrolling interests in subsidiaries	(4.6)	(1.0)
Proceeds from exercise of stock options	-	2.6
Excess tax benefits associated with stock compensation	-	0.8
Minimum tax withholdings associated with stock compensation	(0.3)	(1.4)
Net cash provided (used) by financing activities	22.2	(7.2)
Effect of exchange rate changes on cash	5.4	4.1
Cash and cash equivalents:
Increase (decrease)	(27.4)	(27.7)
Balance at beginning of period	182.9	183.0
Balance at end of period	$155.5	155.3

See accompanying notes to consolidated financial statements

THE BRINK’S COMPANY
and subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of presentation

The Brink’s Company (along with its subsidiaries, “Brink’s” or “we”) has two reportable segments:

•             International
•             North America

Our unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, the unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Venezuela
Our Venezuelan operations accounted for $74.3 million or 8% of total Brink’s revenues in the three months ended March 31, 2012.  Our operating margins in Venezuela have varied depending on the mix of business during any year and have been up to three times our overall international segment operating margin rate.

The economy in Venezuela has had significant inflation in the last several years.  Beginning January 1, 2010, we designated Venezuela’s economy as highly inflationary for accounting purposes, and we consolidated our Venezuelan results using our accounting policy for subsidiaries operating in highly inflationary economies. In June 2010, the Venezuelan government established a new exchange process that requires each transaction be approved by the government’s central bank (the “SITME” rate).  On a daily basis, the central bank publishes ranges of prices at which it may approve transactions to purchase dollar-denominated bonds, resulting in an exchange rate range of 4.3 to 5.3 bolivar fuertes to the U.S. dollar. To date, approved transactions have been at the upper end of the range.  To the extent we need to obtain U.S. dollars, we currently expect our U.S. dollar-denominated transactions to be settled at a rate of 5.3 bolivar fuertes to the U.S. dollar.  We have used this rate to remeasure our bolivar fuerte-denominated monetary assets and liabilities into U.S. dollars at March 31, 2012, resulting in bolivar fuerte-denominated net monetary assets at March 31, 2012, of $68.8 million.  For the three months ended March 31, 2012, we did not recognize any remeasurement gains or losses as the SITME rate did not change.

Under the SITME process, approved transactions may not exceed $350,000 per legal entity per month.  We have obtained sufficient U.S. dollars to purchase imported supplies and fixed assets to operate our business in Venezuela but our continued ability to do this is less certain.  Although we believe the repatriation of cash invested in Venezuela will be limited in the future, we have been successful at converting some bolivar fuertes to U.S. dollars through other legal channels, at a rate not as favorable as the SITME rate.

At March 31, 2012, our Venezuelan subsidiaries held $1.2 million of cash and short-term investments denominated in U.S. dollars and $20.9 million of cash denominated in bolivar fuertes.  On an equity-method basis, we had investments in our Venezuelan operations of $84.7 million at March 31, 2012.

Recently Adopted Accounting Standards
In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  ASU 2011-04 changes how fair value guidance is applied in certain circumstances and expands the disclosure requirements around fair value measurements.  For entities with fair value measurements classified as Level 3, required disclosures include a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation processes in place, a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs, and quantitative disclosures about unobservable inputs used in fair value measurements other than those valuations that use net asset value as a practical expedient.  We adopted the guidance effective January 1, 2012.  The adoption of this guidance did not have a material effect on our financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income.  For annual periods, an entity has the option to present the components of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  For interim periods, total comprehensive income is required to be disclosed either below net income on the income statement or as a separate statement. The ASU does not change the items that must be reported as other comprehensive income.  Whether presenting two separate statements or one continuous statement in annual periods, the ASU required entities to present reclassifications from other comprehensive income in the statement reporting net income.  In December 2011, however, the FASB deferred this requirement when it issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which has the same effective date as ASU 2011-05.  Companies must continue to disclose reclassifications from other comprehensive income on the statement that reports other comprehensive income, or in the notes to the financial statements.  We adopted this guidance effective January 1, 2012, and included a statement of comprehensive income in our interim financial statements.  The adoption of this guidance did not have a material effect on our financial statements.

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

The primary services of the reportable segments include:
•	Cash-in-transit (“CIT”) – armored vehicle transportation
•	Automated teller machine (“ATM”) – replenishment and servicing, network infrastructure services
•	Global Services – transportation of valuables globally
•	Cash Logistics – supply chain management of cash
•	Payment Services – consumers pay utility and other bills at payment locations
•	Guarding Services – including airport security

	Three Months
	Ended March 31,
(In millions)	2012	2011

Revenues:
International	$730.4	674.3
North America	236.4	239.0
Revenues	$966.8	913.3

	Three Months
	Ended March 31,
(In millions)	2012	2011

Operating profit:
International	$60.9	45.2
North America	5.8	6.8
Segment operating profit	66.7	52.0
Non-segment	(24.3)	(15.0)
Operating profit	$42.4	37.0

Note 3 – Retirement benefits

Pension plans
We have various defined-benefit pension plans covering eligible current and former employees.  Benefits under most plans are based on salary and years of service.

The components of net periodic pension cost (credit) for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2012	2011	2012	2011	2012	2011

Three months ended March 31,

Service cost	$-	-	2.6	2.8	2.6	2.8
Interest cost on projected benefit obligation	11.0	11.5	4.1	4.3	15.1	15.8
Return on assets – expected	(15.1)	(16.3)	(3.0)	(3.1)	(18.1)	(19.4)
Amortization of (gains) losses	10.0	7.0	1.1	0.8	11.1	7.8
Amortization of prior service cost	-	-	0.4	0.4	0.4	0.4
Settlement loss	4.0	-	0.8	-	4.8	-
Net periodic pension cost (credit)	$9.9	2.2	6.0	5.2	15.9	7.4

In the first quarter of 2012, we made a $9 million stock contribution to our primary U.S. pension plan.  We are required to contribute an additional $22.5 million to the primary U.S. pension plan during the remainder of 2012.  We may decide to issue additional shares of Brink’s common stock to satisfy future contributions to our primary U.S. pension plan.

We recognized a $4.0 million settlement loss in the first quarter of 2012 related to the payment of pension benefits.

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

The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

	UMWA plans		Black lung and other plans		Total
(In millions)	2012	2011	2012	2011	2012	2011

Three months ended March 31,

Interest cost on accumulated postretirement benefit obligations	$5.6	6.1	0.8	0.7	6.4	6.8
Return on assets – expected	(5.3)	(6.4)	-	-	(5.3)	(6.4)
Amortization of (gains) losses	5.4	3.7	0.2	0.1	5.6	3.8
Amortization of prior service cost	-	-	0.5	0.5	0.5	0.5
Net periodic pension cost	$5.7	3.4	1.5	1.3	7.2	4.7

Note 4 – Income taxes

	Three Months
	Ended March 31,
	2012	2011

Continuing operations
Provision for income taxes (in millions)	$16.2	11.4
Effective tax rate	40.5%	32.0%

2012 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first quarter of 2012 was higher than the 35% U.S. statutory tax rate largely due to the geographical mix of earnings, withholding taxes, and the characterization of a French business tax as an income tax.

2011 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first quarter of 2011 was lower than the 35% U.S. statutory tax rate largely due to a $2.1 million benefit for legislation enacted in Greece and audit settlements, partially offset by higher taxes due to the geographical mix of earnings and the characterization of a French business tax as an income tax.

Note 5 – Share-based compensation plans

Nonvested Share Activity
	Number of Shares			Weighted-Average
	2005	Directors’		Grant-Date
(in thousands of shares, except per share amounts)	Plan	Plan	Total	Fair Value (a)

Balance as of December 31, 2011	299.6	15.8	315.4	$25.99
Granted	16.6	-	16.6	26.74
Cancelled awards	(0.1)	-	(0.1)	26.40
Vested	(18.7)	-	(18.7)	27.66
Balance as of March 31, 2012	297.4	15.8	313.2	$25.93

(a)
Fair value is measured at the date of grant based on the average of the high and low per share quoted sales price of Brink’s common stock, adjusted for a discount on units that do not receive or accrue dividends.

Note 6 – Capital stock

Shelf Registration of Common Stock
On February 28, 2012, we filed a shelf registration statement under Form S-3ASR with the SEC for $150 million of our common stock.  Under this shelf registration, we are able to issue up to $150 million of new common stock.  On March 6, 2012, we issued 361,446 shares of our common stock and contributed the shares to our primary U.S. pension plan.  Sales of these shares by the plan are covered under our shelf registration statement.  The common stock was valued for purposes of the contribution at $24.90 per share, or $9 million in the aggregate, which reflected a 2.4% discount from the $25.51 per share closing share price of our common stock on March 5, 2012.

Shares Used to Calculate Earnings per Share

	Three Months
	Ended March 31,
(In millions)	2012	2011

Weighted-average shares:
Basic (a)	48.1	47.6
Effect of dilutive stock options and awards	0.2	0.5
Diluted	48.3	48.1

Antidilutive stock options and awards excluded from denominator	2.6	2.2

(a)
We have deferred compensation plans for directors and certain of our employees.  Amounts owed to participants are denominated in common stock units.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average units credited to employees and directors under the deferred compensation plans.  Accordingly, included in basic shares are 1.2 million weighted-average units in the three months ended March 31, 2012, and 1.1 million weighted-average units in the three months ended March 31, 2011.

Note 7 – Supplemental cash flow information

	Three Months
	Ended March 31,
(In millions)	2012	2011

Cash paid for:
Interest	$6.1	4.4
Income taxes	18.9	19.4

Non-cash Investing and Financing Activities

We acquired $5.1 million of armored vehicles, CompuSafe® units and other equipment under capital lease arrangements in the first three months of 2012, as compared to $14.0 million in the first three months of 2011.

We contributed $9 million of Brink’s common stock to our primary U.S. pension plan in the first quarter of 2012.

Note 8 – Fair value of financial instruments

Investments in Available-for-sale Securities
We have investments in mutual funds designated as available-for-sale securities that are carried at fair value in the financial statements.  For these investments, fair value was estimated based on quoted prices categorized as a Level 1 valuation.  Valuation levels were defined in our 2011 Form 10-K.

	March 31,	December 31,
(In millions)	2012	2011

Mutual Funds
Cost	$7.0	16.9
Gross unrealized gains	1.8	3.1
Fair value	$8.8	20.0

Fixed-Rate Debt
The fair value estimate of our obligation related to the fixed-rate Dominion Terminal Associates (“DTA”) bonds is based on price information observed in a less-active market, which we have categorized as a Level 2 valuation.

The fair value estimate of our unsecured private-placement notes is based on the present value of future cash flows, discounted at rates for similar instruments at the valuation date, which we have categorized as a Level 3 valuation.

The fair value and carrying value of our DTA bonds and our unsecured notes are as follows:

	March 31,	December 31,
(In millions)	2012	2011

DTA bonds
Carrying value	$43.2	43.2
Fair value	44.2	44.0

Unsecured notes issued in a private placement
Carrying value	100.0	100.0
Fair value	106.3	106.4

Other Financial Instruments
Other financial instruments include cash and cash equivalents, short-term fixed rate deposits, accounts receivable, floating rate debt, accounts payable and accrued liabilities.  The financial statement carrying amounts of these items approximate the fair value.

The fair value of outstanding foreign currency contracts was not significant.  There were no transfers in or out of any of the levels of the valuation hierarchy in the first three months of 2012.

Note 9 – Commitments and contingent matters

Operating leases
We have made residual value guarantees of approximately $25.0 million at March 31, 2012, related to operating leases, principally for trucks and other vehicles.

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

Legal Dispute.   In December 2010, the court-appointed provisional administrators of Brink’s Belgium filed a claim for €20 million against a subsidiary of Brink’s.  In June 2011, the Brink’s subsidiary entered into a settlement agreement related to this claim.  Under the terms of the settlement agreement, the Brink’s subsidiary agreed to contribute, upon the satisfaction of certain conditions, €7 million toward social payments to former Brink’s Belgium employees in exchange for the bankruptcy receivers requesting withdrawal of the pending litigation and agreeing not to file additional claims. The conditions of the settlement agreement included a release from liability by affected employees, the Belgian tax authority and the Belgian social security authority.  After these conditions were satisfied, the settlement was finalized in September 2011, the request to withdraw the litigation was accepted by the court in March 2012 and the case was dismissed.  We recorded a pretax charge of €7 million (approximately $10 million) in the second quarter of 2011 related to this claim.

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

RESULTS OF OPERATIONS

Consolidated Review

Non-GAAP Results
Non-GAAP results described in this filing are financial measures that are not required by, or presented in accordance with U.S. generally accepted accounting principles (“GAAP”).  The purpose of the non-GAAP results is to report financial information without certain income and expense items and to adjust the quarterly non-GAAP tax rates so that the non-GAAP tax rate in each of the quarters is equal to the full-year non-GAAP tax rate.  For 2012, a forecasted full-year tax rate is used.  The full year non-GAAP tax rate in both years excludes certain pretax and tax income and expense amounts.  The non-GAAP information provides information to assist comparability and estimates of future performance.  Brink’s believes these measures are helpful in assessing operations and estimating future results and enable period-to-period comparability of financial performance.  Non-GAAP results should not be considered as an alternative to revenue, income or earnings per share amounts determined in accordance with GAAP and should be read in conjunction with their GAAP counterparts.  The adjustments are described in detail and are reconciled to our GAAP results on page 25.

	Three months
	Ended March 31,		%
(In millions, except per share amounts)	2012	2011	Change

GAAP
Revenues	$966.8	913.3	6
Segment operating profit (a)	66.7	52.0	28
Non-segment expense	(24.3)	(15.0)	62
Operating profit	42.4	37.0	15
Income from continuing operations (b)	17.0	18.9	(10)
Diluted EPS from continuing operations (b)	0.35	0.39	(10)

Non-GAAP (c)
Revenues	$966.8	913.3	6
Segment operating profit (a)	69.7	52.7	32
Non-segment expense	(9.6)	(9.2)	4
Operating profit	60.1	43.5	38
Income from continuing operations (b)	27.9	18.8	48
Diluted EPS from continuing operations (b)	0.58	0.39	49

Amounts may not add due to rounding.
(a)
Segment operating profit is a non-GAAP measure when presented in any context other than prescribed by ASC Topic 280, Segment Reporting.  The tables on page 17 reconcile the measurement to operating profit, a GAAP measure.  Disclosure of total segment operating profit enables investors to assess the total operating performance of Brink’s excluding non-segment income and expense.  Forward-looking estimates related to total segment operating profit and non-segment income (expense) for 2012 are provided on page 24.

(b)	Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.
(c)	Non-GAAP earnings information is contained on page 25, including reconciliation to amounts reported under GAAP.

Organic Growth
Organic growth represents the change in revenues or operating profit between the current and prior period, excluding the effect of the following items: acquisitions and dispositions, changes in currency exchange rates and the remeasurement of net monetary assets in Venezuela under highly inflationary accounting.

Overview

GAAP
Our revenues increased $54 million or 6% and our operating profit increased $5 million or 15% in 2012.  Revenues increased due to organic growth in our International segment, partially offset by unfavorable changes in currency exchange rates.  Operating profit increased primarily due to organic profit improvement in our International segment ($18 million), partially offset by increased U.S. retirement plan expenses ($10 million) and the negative impact of changes in currency exchange rates ($2 million).

Our income from continuing operations in 2012 decreased 10% compared to 2011 primarily due to higher tax expense caused by a $2 million tax benefit in 2011 related to enacted tax legislation and audit settlements, as well as higher income attributable to noncontrolling interests ($2 million).  These negative factors were partially offset by the higher operating profit mentioned above.

Our earnings per share from continuing operations was $0.35, down from $0.39 in 2011.

Non-GAAP
Non-GAAP results include the following adjustments:
	Three Months
	Ended March 31,
	2012	2011

GAAP Diluted EPS	$0.35	0.39
Exclude U.S. retirement plan expenses	0.22	0.09
Exclude gains on asset sales and acquisitions	(0.02)	(0.06)
Exclude employee benefit settlement charge	0.01	-
Adjust quarterly tax rate to full-year average rate	0.02	(0.03)
Non-GAAP Diluted EPS	$0.58	0.39

Amounts may not add due to rounding.  Non-GAAP results are reconciled in more detail to the applicable GAAP results on page 25.

The analysis of non-GAAP revenues is the same as the analysis of GAAP revenues.  Operating profit increased $17 million or 38% in 2012 primarily due to organic improvement in our International segment ($18 million) partially offset by the negative impact of changes in currency exchange rates ($2 million).

Our income from continuing operations in 2012 increased 48% primarily due to higher operating profit, partially offset by higher income attributable to noncontrolling interests ($2 million).

Our earnings per share from continuing operations was $0.58, up from $0.39 in 2011.

Outlook for 2012

GAAP
Our organic revenue growth rate for 2012 is expected to be in the 5% to 8% range, and our operating segment margin is expected to be approximately 7%.  Our assumptions behind the annual segment margin include continued strength in Latin America and modestly better results in Europe. Our International organic revenue growth rate for 2012 is expected to be in the 7% to 10% range, and our International segment margin is expected to be in the 7.0% to 8.0% range.  Our North America organic revenue growth rate for 2012 is expected to be flat, and our North America segment margin is expected to be in the 3.6% to 4.6% range.

Non-GAAP
Our outlook for non-GAAP revenues is the same as our outlook for GAAP revenues.

Our operating segment margin is expected to be approximately 7%. Our assumptions behind the annual segment margin include continued strength in Latin America and modestly better results in Europe. Our International segment margin is expected to be in the 7.0% to 8.0% range and our North America segment margin is expected to be in the 4.5% to 5.5% range.

See page 24 for a summary of our 2012 Outlook.

Segment Operating Results
Segment Review
First Quarter 2012 versus First Quarter 2011

GAAP
		Organic	Acquisitions /	Currency		% Change
(In millions)	1Q '11	Change	Dispositions (b)	(c)	1Q '12	Total	Organic
Revenues:
International:
Latin America	$332.3	68.8	-	(14.8)	386.3	16	21
EMEA	307.1	11.9	0.3	(12.8)	306.5	-	4
Asia Pacific	34.9	3.1	-	(0.4)	37.6	8	9
International	674.3	83.8	0.3	(28.0)	730.4	8	12
North America	239.0	(0.4)	(1.3)	(0.9)	236.4	(1)	-
Total	$913.3	83.4	(1.0)	(28.9)	966.8	6	9
Operating profit:
International	$45.2	17.6	-	(1.9)	60.9	35	39
North America	6.8	(1.1)	0.1	-	5.8	(15)	(16)
Segment operating profit	52.0	16.5	0.1	(1.9)	66.7	28	32
Non-segment (a)	(15.0)	(9.3)	-	-	(24.3)	62	62
Total	$37.0	7.2	0.1	(1.9)	42.4	15	19
Segment operating margin:
International	6.7%				8.3%
North America	2.8%				2.5%
Segment operating margin	5.7%				6.9%

Non-GAAP
		Organic	Acquisitions /	Currency		% Change
(In millions)	1Q '11	Change	Dispositions (b)	(c)	1Q '12	Total	Organic
Revenues:
International:
Latin America	$332.3	68.8	-	(14.8)	386.3	16	21
EMEA	307.1	11.9	0.3	(12.8)	306.5	-	4
Asia Pacific	34.9	3.1	-	(0.4)	37.6	8	9
International	674.3	83.8	0.3	(28.0)	730.4	8	12
North America	239.0	(0.4)	(1.3)	(0.9)	236.4	(1)	-
Total	$913.3	83.4	(1.0)	(28.9)	966.8	6	9
Operating profit:
International	$45.2	18.4	-	(1.9)	61.7	37	41
North America	7.5	0.4	0.1	-	8.0	7	5
Segment operating profit	52.7	18.8	0.1	(1.9)	69.7	32	36
Non-segment (a)	(9.2)	(0.4)	-	-	(9.6)	4	4
Total	$43.5	18.4	0.1	(1.9)	60.1	38	42
Segment operating margin:
International	6.7%				8.4%
North America	3.1%				3.4%
Segment operating margin	5.8%				7.2%

(a)	Includes income and expense not allocated to segments (see page 20 for details).
(b)	Includes operating results and gains/losses on acquisitions, sales and exits of businesses.
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

Amounts may not add due to rounding.

Segment Review
First Quarter 2012 versus First Quarter 2011

Consolidated Segment Review

GAAP
Revenue increased 6% to $967 million due primarily to organic growth in our International segment partially offset by unfavorable changes in currency exchange rates.  Organic revenue growth of 9% was mainly due to improvements in our International segment.

Segment operating profit increased 28% ($15 million) reflecting improvement in Latin America and Europe, which more than offset a slight decline in North America.

Non-GAAP
The analysis of non-GAAP revenue is the same as the analysis of GAAP revenue.

Segment operating profit increased 32% ($17 million) reflecting improvement in Latin America.

International Segment Review

Overview
GAAP
Revenues in the first quarter of 2012 for our International segment were 8% higher ($56 million) than the same period of 2011 as:
•	revenues in Latin America were 16% higher ($54 million)
•	revenues in EMEA were flat, and
•	revenues in Asia Pacific were 8% higher ($3 million).

Operating profit in our International segment increased 35% ($16 million) due to improved profits in Latin America.

Non-GAAP
The analysis of non-GAAP International segment revenues is the same as the analysis of GAAP International segment revenues.

Operating profit in our International segment increased 37% ($17 million) due to improved profits in Latin America.

Latin America
GAAP
Revenue in Latin America increased 16% ($54 million) due to:
•	organic growth of 21% ($69 million) driven by inflation-based price increases across the region, partially offset by
•	an unfavorable currency impact ($15 million).

Latin America operating profit increased 55% due to:
•	60% organic growth, primarily in Mexico, Venezuela, Argentina and Brazil,
•	a 2011 tax on equity in Colombia which did not recur in 2012, and
•	higher labor agreement expenses in the prior year quarter;
partially offset by unfavorable currency impact ($2 million).

Non-GAAP
The analysis of Latin America non-GAAP revenues is the same as the analysis of GAAP revenues.

Latin America operating profit increased 58% due primarily to:
•	63% organic growth, primarily in Mexico, Venezuela, Argentina and Brazil,
•	a 2011 tax on equity in Colombia which did not recur in 2012, and
•	higher labor agreement expenses in the prior year quarter;
partially offset by unfavorable currency impact ($2 million).

EMEA
EMEA revenues remained flat during the 2012 quarter compared to the 2011 quarter.  Unfavorable currency impact ($13 million) was offset by organic revenue growth of 4% ($12 million).  Organic growth was driven by increased volumes in France, the Netherlands, emerging markets and Global Services, partially offset by a special project in Germany in 2011 that did not reoccur in 2012.

EMEA operating profit increased slightly due primarily to organic improvements in France, the Netherlands and emerging markets partially offset by a special project in Germany in 2011 that did not recur in 2012.

Asia Pacific
Revenue in Asia Pacific increased 8% ($3 million) due mainly to organic growth in China and India.

Operating profit decreased slightly.

North America Segment

GAAP
Revenues in North America decreased 1% ($3 million) due to unfavorable currency impact ($1 million) and the loss of revenue associated with the sale of the U.S. document destruction business in 2011 ($1 million).  Revenues in North America remained flat on an organic basis.

Operating profit decreased $1 million due to increased U.S. retirement charges ($2 million) and lower CIT demand and continued pricing pressure in the U.S.

Non-GAAP
The analysis of North America non-GAAP revenues is the same as the analysis of North America GAAP revenues

Operating profit remained flat on lower CIT demand and continued pricing pressure in the U.S.

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

Non-segment Income (Expense)

GAAP	Three Months
	Ended March 31,		%
(In millions)	2012	2011	change

General and administrative	$(10.2)	(9.5)	7
Retirement costs (primarily former operations)	(14.7)	(6.2)	unfav
Royalty income	0.6	0.3	100
Business acquisitions and dispositions –
remeasurement of previously held ownership interest to fair value	-	0.4	(100)
Non-segment income (expense)	$(24.3)	(15.0)	62

Non-segment expenses in the first quarter of 2012 were $9 million higher than 2011 mainly due to increased retirement costs ($9 million).  Retirement costs in the first quarter of 2012 included a $4 million settlement loss related to the payment of pension benefits.

Outlook for 2012
We believe that non-segment expenses will be approximately $89 million in 2012, up from $60 million in 2011 because of an increase in costs related to retirement plans.  See page 24 for a summary of our 2012 Outlook.

Non-GAAP	Three Months
	Ended March 31,		%
(In millions)	2012	2011	change

General and administrative	$(10.2)	(9.5)	7
Royalty income	0.6	0.3	100
Non-segment income (expense)	$(9.6)	(9.2)	4

Non-segment expenses on a non-GAAP basis in the first quarter of 2012 were consistent with the prior year quarter.

Outlook for 2012
We estimate that non-segment expenses on a non-GAAP basis will be approximately $41 million in 2012, which is the same as 2011.  See page 24 for a summary of our 2012 Outlook.

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

Our international operations conduct a majority of their business in local currencies. Because our financial results are reported in U.S. dollars, they are affected by changes in the value of various local currencies in relation to the U.S. dollar. Brink’s Venezuela is subject to local laws and regulatory interpretations that determine the exchange rate at which repatriating dividends may be converted and Brink’s Argentina may in the future be subject to similar restrictions.

From time to time, we use foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At March 31, 2012, the notional value of our outstanding foreign currency contracts was $38.1 million with average contract maturities of one month. The foreign currency contracts primarily offset exposures in the Mexican peso.  These contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings.  We recognized losses of $0.1 million on our foreign currency contracts in the first quarter of 2012.  At March 31, 2012, the fair value of these outstanding contracts was an asset of $0.2 million which was included in prepaid and other on the consolidated balance sheet.

Venezuelan operations
Our Venezuelan operations constitute a material portion of our overall consolidated operations, and accounted for $74.3 million or 8% of total Brink’s revenues in the three months ended March 31, 2012.  Our operating margins in Venezuela have varied depending on the mix of business during any year and have been up to three times our overall International segment operating margin rate.

Beginning January 1, 2010, we designated Venezuela’s economy as highly inflationary for accounting purposes, and we consolidated our Venezuelan results using our accounting policy for subsidiaries operating in highly inflationary economies.

The Venezuelan government has established an exchange process that requires each transaction be approved by the government’s central bank (the “SITME” rate).  On a daily basis, the central bank publishes ranges of prices at which it may approve transactions to purchase dollar-denominated bonds, resulting in an exchange rate range of 4.3 to 5.3 bolivar fuertes to the U.S. dollar. To date, approved transactions have been at the upper end of the range.  To the extent we need to obtain U.S. dollars, we currently expect our U.S. dollar-denominated transactions to be settled at a rate of 5.3 bolivar fuertes to the U.S. dollar.  We have used this rate to remeasure our bolivar fuerte-denominated monetary assets and liabilities into U.S. dollars at March 31, 2012, resulting in bolivar fuerte-denominated net monetary assets at March 31, 2012, of $68.8 million.  For the three months ended March 31, 2012, we did not recognize any remeasurement gains or losses as the SITME rate did not change.

Under the SITME process, approved transactions may not exceed $350,000 per legal entity per month.  We have obtained sufficient U.S. dollars to purchase imported supplies and fixed assets to operate our business in Venezuela but our continued ability to do this is less certain.  We believe the repatriation of cash invested in Venezuela will be limited in the future.  We have also been successful at converting some bolivar fuertes to U.S. dollars through other legal channels, at a rate not as favorable as the SITME rate.

At March 31, 2012, our Venezuelan subsidiaries held $1.2 million of cash and short-term investments denominated in U.S. dollars and $20.9 million of cash denominated in bolivar fuertes.  On an equity-method basis, we had investments in our Venezuelan operations of $84.7 million at March 31, 2012.

]

Other Operating Income (Expense)

Other operating income (expense) includes segment and non-segment other operating income and expense.

	Three Months
	Ended March 31,		%
(In millions)	2012	2011	change

Share in earnings of equity affiliates	$1.2	0.9	33
Business acquisitions and dispositions –
remeasurement of previously held ownership interest to fair value	-	0.4	(100)
Gains (losses) on sale of property and other assets	0.2	(0.4)	fav
Royalty income	0.6	0.3	100
Foreign currency items:
Transaction gains	0.4	1.0	(60)
Hedge losses	(0.1)	-	unfav
Other	(0.1)	0.8	unfav
Other operating income (expense)	$2.2	3.0	(27)

Nonoperating Income and Expense

Interest expense

	Three Months
	Ended March 31,		%
(In millions)	2012	2011	change

Interest expense	$6.3	5.8	9

Outlook for full-year 2012
We expect our interest expense to be between $23 million and $26 million in 2012. See page 24 for a summary of our 2012 outlook.

Interest and other income (expense)

	Three Months
	Ended March 31,		%
(In millions)	2012	2011	change

Interest income	$1.3	1.4	(7)
Gain on sale of available-for-sale securities	2.1	4.4	(52)
Foreign currency hedge gains (losses)	-	(1.2)	(100)
Other	0.5	(0.2)	fav
Interest and other income (expense)	$3.9	4.4	(11)

Interest and other income (expense) was slightly lower in the first quarter of 2012 primarily due to a decrease in gains on the sale of available-for-sale securities ($2.3 million), partially offset by lower foreign currency hedge losses ($1.2 million).

Income Taxes

	Three Months
	Ended March 31,
	2012	2011

Continuing operations
Provision for income taxes (in millions)	$16.2	11.4
Effective tax rate	40.5%	32.0%

2012 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first quarter of 2012 was higher than the 35% U.S. statutory tax rate largely due to the geographical mix of earnings, withholding taxes, and the characterization of a French business tax as an income tax.

2011 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first quarter of 2011 was lower than the 35% U.S. statutory tax rate largely due to a $2.1 million benefit for legislation enacted in Greece and audit settlements, partially offset by higher taxes due to the geographical mix of earnings and the characterization of a French business tax as an income tax.

Outlook for 2012
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

Noncontrolling Interests

	Three Months
	Ended March 31,		%
(In millions)	2012	2011	change

Net income attributable to noncontrolling interests	$6.8	5.3	28

The increase in net income attributable to noncontrolling interests in the first three months of 2012 was primarily due to an increase in net income of our Venezuelan and Colombian subsidiaries.

Outlook for 2012.   We expect net income attributable to noncontrolling interests on a GAAP and non-GAAP basis to be $24 million to $28 million in 2012.

Outlook

	GAAP		Non-GAAP
(In millions)	Full-Year	Full-Year 2012	Full-Year	Full-Year 2012
	2011	Estimate	2011	Estimate

Organic revenue growth
International	12%	7% – 10%	12%	7% – 10%
North America	-	-	-	-
Total	8%	5% – 8%	8%	5% – 8%

Currency impact on revenue
International	5%	(4)% – (6)%	5%	(4)% – (6)%
North America	1%	-	1%	-
Total	4%	(3)% – (5)%	4%	(3)% – (5)%

Segment margin
International	6.9%	7.0% – 8.0%	7.3%	7.0% – 8.0%
North America	3.2%	3.6% – 4.6%	3.6%	4.5% – 5.5%
Total	5.9%	~ 7%	6.3%	~ 7%

Non-segment expense:
General and administrative	$43	43	$43	43
Retirement plans (a)	25	47	-	-
Royalty income	(2)	(2)	(2)	(2)
CEO retirement costs (b)	4	-	-	-
Gains on acquisitions and asset dispositions (c)	(10)	-	-	-
Non-segment Expense	$60	89	$41	41

Effective income tax rate	38%	37% – 40%	39%	37% – 40%

Interest expense	$24	23 – 26	$24	23 – 26

Net income attributable to
noncontrolling interests	$24	24 – 28	$23	24 – 28

Fixed assets acquired:
Capital expenditures	$196	210 – 220	$196	210 – 220
Capital leases (d)	43	30 – 40	43	30 – 40
Total	$239	240 – 260	$239	240 – 260

Depreciation and amortization	$162	175– 190	$162	175– 190

Amounts may not add due to rounding.

(a)	Retirement costs related to U.S. retirement plans have been excluded from non-GAAP results.
(b)	Costs related to the retirement of the former CEO are excluded from non-GAAP results.
(c)
Gains recognized on the sale of the U.S. document destruction business ($6.7 million), gains related to acquisition of controlling interest in subsidiaries that were previously accounted for as equity or cost method investments ($2.5 million), and gains on sales of former operating assets ($0.5 million) in 2011 were excluded from non-GAAP results.

(d)
Includes capital leases for newly acquired assets only.  Sales leaseback transactions that occurred during 2011 of $18 million for assets that were originally purchased and included as capital expenditures have been excluded from “Fixed assets acquired – capital leases.”

For more information about our outlook, see:
•	page 16 for organic revenue growth,
•	page 16 for segment operating margin,
•	page 20 non-segment expenses,
•	page 23 for effective income tax rate,
•	page 22 for interest expense,
•	page 23 for net income attributable to noncontrolling interests, and
•	page 27 for depreciation and amortization.

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

(In millions, except for per share amounts)	GAAP Basis	Gain on Sale of Investments (a)	Employee Benefit Settlement Losses (b)	U.S. Retirement Plans (c)	Adjust Income Tax Rate (d)	Non-GAAP Basis
	First Quarter 2012
Operating profit:
International	$60.9	-	0.8	-	-	61.7
North America	5.8	-	-	2.2	-	8.0
Segment operating profit	66.7	-	0.8	2.2	-	69.7
Non-segment	(24.3)	-	-	14.7	-	(9.6)
Operating profit	$42.4	-	0.8	16.9	-	60.1

Amounts attributable to Brink’s:
Income from continuing operations	$17.0	(1.2)	0.6	10.6	0.9	27.9
Diluted EPS – continuing operations	0.35	(0.02)	0.01	0.22	0.02	0.58

(a)	To eliminate gain related to the sale of investments in mutual fund securities ($2 million). Proceeds from the sale were used to fund the settlement of pension obligations related to the former CEO.
(b)
To eliminate employee benefit settlement losses related to severance payments made by Brink’s subsidiary in Mexico.  Employee termination benefits in Mexico are accounted for under FASB ASC Topic 715, Compensation – Retirement Benefits.

(c)	To eliminate expenses related to U.S. retirement plans.
(d)
To adjust effective income tax rate in the interim period to be equal to the midpoint of the estimated range of the full-year non-GAAP effective income tax rate.  The midpoint of the estimated range of the full year non-GAAP effective tax rate for 2012 is 38.5%.

	GAAP Basis	Gains on Acquisitions and Asset Dispositions (a)	U.S. Retirement Plans (b)	Adjust Income Tax Rate (c)	Non-GAAP Basis
	First Quarter 2011
Operating profit:
International	$45.2	-	-	-	45.2
North America	6.8	-	0.7	-	7.5
Segment operating profit	52.0	-	0.7	-	52.7
Non-segment	(15.0)	(0.4)	6.2	-	(9.2)
Operating profit	$37.0	(0.4)	6.9	-	43.5

Amounts attributable to Brink’s:
Income from continuing operations	$18.9	(3.0)	4.4	(1.5)	18.8
Diluted EPS – continuing operations	0.39	(0.06)	0.09	(0.03)	0.39

(a)
To eliminate gain related to acquisition of controlling interest in a subsidiary that was previously accounted for as an equity method investment ($0.4 million) and gains on sale of marketable securities ($4.4 million).

(b)	To eliminate expenses related to U.S. retirement plans.
(c)	To adjust effective income tax rate in the interim period to be equal to the full-year non-GAAP effective income tax rate. The non-GAAP effective tax rate for 2011 was 38.6%.

Amounts may not add due to rounding.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows from operating activities decreased by $10.7 million in the first three months of 2012 as compared to the first three months of 2011.  We used $19.7 million more cash for investing activities in the first three months of 2012 compared to the first three months of 2011 as a result of an acquisition in France in January 2012 and higher capital expenditures.  We financed our liquidity needs in the first three months of 2012 with our revolving credit facility and other borrowings.  We contributed $9 million in newly issued common stock to our primary U.S. pension plan.

We entered into a new master lease agreement in late 2009 to finance the acquisition of new armored vehicles in the U.S.  Vehicles acquired under the 2009 lease agreement have been accounted for as capital leases.  Vehicles acquired under the previous lease agreement were accounted for as operating leases.

Operating Activities

	Three Months
	Ended March 31,		$
(In millions)	2012	2011	change

Cash flows from operating activities
Non-GAAP basis	$2.4	2.8	(0.4)
Decrease in certain customer obligations (a)	(18.8)	(9.7)	(9.1)
Discontinued operations (b)	-	1.2	(1.2)
GAAP basis	$(16.4)	(5.7)	(10.7)

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

(b)	To eliminate cash flows related to our discontinued operations.

Non-GAAP cash flows from operating activities are supplemental financial measures that are not required by, or presented in accordance with GAAP. The purpose of the non-GAAP cash flows from operating activities is to report financial information excluding the impact of cash received and processed in certain of our secure cash logistics operations, without cash flows from discontinued operations.   Brink’s believes these measures are helpful in assessing cash flows from operations, enable period-to-period comparability and are useful in predicting future operating cash flows. Non-GAAP cash flows from operating activities should not be considered as an alternative to cash flows from operating activities determined in accordance with GAAP and should be read in conjunction with our consolidated statements of cash flows.

GAAP
Operating cash flows decreased by $10.7 million in the first three months of 2012 compared to the same period in 2011. The decrease was primarily due to the payment of an $11.1 million pension benefit to our former CEO, a $9.1 million decline in cash held for customers in certain cash logistics operations and higher cash outflows of working capital.  These cash outflows were partially offset by higher operating profit.

Non-GAAP
Cash flows from operating activities slightly decreased on a non-GAAP basis in the first three months of 2012 compared to the same period in 2011.  The decrease was primarily due to the payment of an $11.1 million pension benefit to our former CEO and higher cash outflows of working capital. These cash outflows were mostly offset by higher operating profit.

Mr. Michael Dan, former president and CEO, retired in December 2011 and was paid $5.2 million in 2011 as provided for under his succession agreement.  Mr. Dan was also owed an $11.6 million pension benefit payment in 2012, of which $11.1 million was paid in the first three months of 2012.  These pension benefits were funded by assets in an existing grantor trust, the proceeds of which are reported in investing activities.  He will also receive in 2012 a distribution of company stock for his accumulated deferred compensation, net of minimum tax withholding.

Investing Activities

	Three Months
	Ended March 31,		$
(In millions)	2012	2011	change

Cash flows from investing activities
Capital expenditures	$(34.3)	(29.4)	(4.9)
Acquisitions	(16.4)	(1.2)	(15.2)
Proceeds from the sale of available-for-sale securities	11.5	11.8	(0.3)
Other	0.6	(0.1)	0.7
Investing activities	$(38.6)	(18.9)	(19.7)

Cash flows from investing activities decreased by $19.7 million in the first three months of 2012 versus the first three months of 2011.  The decrease was primarily due to a $15.2 million increase in cash used for business acquisitions as we acquired a logistics software provider in France in 2012.  Capital expenditures also increased by $4.9 million in the current quarter as compared to 2011.

Capital expenditures and depreciation and amortization were as follows:

	Three Months
	Ended March 31,		$	Full Year	Outlook
(In millions)	2012	2011	change	2011	2012

Property and Equipment Acquired during the period

Capital expenditures:
International	$19.4	22.2	(2.8)	144.8	(a)
North America	14.9	7.2	7.7	51.4	(a)
Capital expenditures	34.3	29.4	4.9	196.2	210 – 220

Capital leases (b):
International	1.9	5.3	(3.4)	7.6	(a)
North America	3.2	8.7	(5.5)	35.4	(a)
Capital leases	5.1	14.0	(8.9)	43.0	30 – 40

Total:
International	21.3	27.5	(6.2)	152.4	(a)
North America	18.1	15.9	2.2	86.8	(a)
Total	$39.4	43.4	(4.0)	239.2	240 – 260

Depreciation and amortization

International	$26.9	25.5	1.4	105.8	(a)
North America	15.3	13.3	2.0	56.6	(a)
Depreciation and amortization	$42.2	38.8	3.4	162.4	175 – 190

(a)	Not provided
(b)
Represents the amount of property and equipment acquired using capital leases.  Since the assets are acquired without using cash, the amounts are not included in the consolidated cash flow statement.  Amounts are provided here to assist in the comparison of assets acquired in the current year versus prior years.  Sales leaseback transactions are excluded from "Capital leases" above.

Capital expenditures in the first quarter of 2012 were primarily for information technology, machinery and equipment and Compusafe® equipment.

Financing Activities

Summary of financing activities

	Three Months
	Ended March 31,
(In millions)	2012	2011

Cash provided (used) by financing activities
Borrowings and repayments:
Short-term debt	$(3.7)	2.8
Long-term revolving credit facilities	43.9	(100.2)
Issuance of private placement notes	-	100.0
Other long-term debt	(6.9)	(5.8)
Borrowings (repayments)	33.3	(3.2)

Debt financing costs	(1.5)	(0.3)
Dividends attributable to:
Shareholders of Brink’s	(4.7)	(4.7)
Noncontrolling interests in subsidiaries	(4.6)	(1.0)
Other	(0.3)	2.0
Cash flows from financing activities	$22.2	(7.2)

Debt borrowings and repayments
In the first quarter of 2012, we borrowed $44 million from our revolving credit facilities to fund operating and investing activities.

Common stock
We contributed $9 million in newly issued common stock to our primary U.S. pension plan.  Since the contribution did not involve cash, the transaction is not included in our consolidated statements of cash flows.

Dividends
We paid dividends to Brink’s shareholders of $0.10 per share ($4.7 million) in the first quarter of 2012, equal to the prior year.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the board of directors.

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

Reconciliation of Net Debt to GAAP measures

	March 31,	December 31,
(In millions)	2012	2011

Debt:
Short-term	$23.0	25.4
Long-term	408.9	364.0
Total Debt	431.9	389.4

Cash and cash equivalents	155.5	182.9
Less amounts held by cash logistics operations (a)	(8.1)	(25.1)
Cash and cash equivalents available for general corporate purposes	147.4	157.8

Net Debt	$284.5	231.6

(a)
 Title to cash received and processed in certain of our secure cash logistics operations transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources and in our computation of Net Debt.

Net Debt is a supplemental non-GAAP financial measure that is not required by, or presented in accordance with GAAP.  We use Net Debt as a measure of our financial leverage.  We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage. Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our consolidated balance sheets.  Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP.   Net Debt excluding cash and debt in Venezuelan operations was $307 million at March 31, 2012, and $242 million at December 31, 2011.

Net Debt increased by $53 million primarily due to the acquisition of a logistics software provider in France in 2012 ($16 million) and cash needed to fund operational activities.

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

Limitations on dividends from foreign subsidiaries.   A significant portion of our operations are outside the U.S. which may make it difficult to repatriate cash for use in the U.S.  See “Risk Factors” in Item 1A of our 2011 Form 10-K, for more information on the risks associated with having businesses outside the U.S.

Incremental taxes.  We have approximately $108 million of cash held by subsidiaries at March 31, 2012, that we consider to be permanently invested and that we do not expect to repatriate to the U.S.  If we were to decide to repatriate this cash to the U.S., we might have to accrue and pay additional income taxes.  Given the number of foreign operations and the complexities of the tax law, it is not practical to estimate the potential tax liability, but the amount of taxes owed could be material depending on how and when the repatriation were to occur.

Venezuela.  In 2010, Venezuela began limiting conversions of bolivar fuertes to U.S. dollars to $350,000 per legal entity per month.  As a result, we do not anticipate repatriation of cash from our Venezuelan operations to the U.S. for the foreseeable future.  This may limit our ability to use funds earned in Venezuela for general corporate purposes, including reducing our debt. At March 31, 2012, our Venezuelan subsidiaries held $1.2 million of cash and short-term investments denominated in U.S. dollars and $20.9 million of cash denominated in bolivar fuertes.

Pension contributions. We made $9 million of the $31.5 million in required 2012 contributions through the use of shares of our common stock in the first three months of 2012.  We may also contribute shares in the future to satisfy future contributions. The contributions after 2012 total $197 million based on current assumptions.

Debt
On January 6, 2012, we amended our unsecured revolving bank credit facility (the “Revolving Facility”).  The amendment provides for an increase in the amount of the Revolving Facility from $400 million to $480 million at more favorable pricing and extends the maturity date from July 2014 to January 2017. The Revolving Facility’s interest rate is based on LIBOR plus a margin, alternate base rate plus a margin, or competitive bid.  The Revolving Facility allows us to borrow or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of March 31, 2012, $327 million was available under the Revolving Facility.  Amounts outstanding under the Revolving Facility as of March 31, 2012, were denominated primarily in U.S. dollars and to a lesser extent in Canadian dollars.

The margin on LIBOR borrowings under the Revolving Facility, which ranges from 0.9% to 1.575% depending on our credit rating, was 1.20% at March 31, 2012.  The margin on alternate base rate borrowings under the Revolving Facility ranges from 0.0% to 0.575%.  We also pay an annual facility fee on the Revolving Facility based on our credit rating.  The facility fee, which ranges from 0.10% to 0.30%, was 0.175% at March 31, 2012.

We have $100 million in unsecured notes issued through a private placement debt transaction (the “Notes”).  The Notes comprise $50 million in series A notes with a fixed interest rate of 4.57% and $50 million in series B notes with a fixed interest rate of 5.20%.  The Notes are due in January 2021 with principal payments under the series A notes to begin in January 2015.  The proceeds of $100 million were utilized to pay down the Revolving Facility.

As of March 31, 2012, we had three unsecured multi-currency revolving bank credit facilities totaling $70 million, of which approximately $35 million was available. A $20 million facility expires in December 2012, another $20 million facility expires in May 2014 and a $30 million facility expires in October 2014.  Interest on these facilities is based on LIBOR plus a margin.  The margin ranges from 1.0% to 2.50%.  We also have the ability to borrow from other banks, at the banks’ discretion, under short-term uncommitted agreements.  Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

We have three unsecured letter of credit facilities totaling $164 million, of which approximately $50 million was available at March 31, 2012.  A $54 million facility expires in December 2014, a $25 million facility expires in December 2014 and an $85 million facility expires in June 2015.  The Revolving Facility and the multi-currency revolving credit facilities are also used for issuance of letters of credit and bank guarantees.

We also had an unsecured bilateral committed credit facility (the “2010 Credit Facility”) with a total of $20 million in available credit that expired in March 2012.  Interest on this facility was based on LIBOR plus a margin, which ranged from 1.75% to 2.25%.  We did not renew this facility.

On April 17, 2012, we entered into a $20 million unsecured committed credit facility (the “2012 Credit Facility”) that will expire in April 2014.  Interest on this facility is based on LIBOR plus a margin, which ranges from 1.20% to 1.575%.

The Revolving Facility, the Notes, the three unsecured multi-currency revolving bank credit facilities, the three letter of credit facilities and the 2012 Credit Facility contain subsidiary guarantees and various financial and other covenants.  The financial covenants, among other things, limit our total indebtedness, limit priority debt, limit asset sales, limit the use of proceeds from asset sales and provide for minimum coverage of interest costs.  The credit agreements do not provide for the acceleration of payments should our credit rating be reduced.  If we were not to comply with the terms of our various credit agreements, the repayment terms could be accelerated and the commitments could be withdrawn.  An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  We were in compliance with all financial covenants at March 31, 2012.

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

Equity
At March 31, 2012, we had 100 million shares of common stock authorized and 47.3 million shares issued and outstanding.

U.S. Retirement Liabilities

Funded Status of U.S. Retirement Plans
	Actual	Actual	Projected
(In millions)	2011	1Q 2012	2-4Q 2012	2013	2014	2015	2016

U.S. pension plans
Beginning funded status	$(191.7)	(305.3)	(280.9)	(248.5)	(188.3)	(114.9)	(39.6)
Net periodic pension credit (a)	18.8	4.1	12.3	16.2	22.3	28.1	33.3
Payment from Brink’s:
Primary U.S. pension plan	-	9.0	22.5	41.5	51.1	47.0	42.4
Other U.S. pension plan	0.7	11.3	1.9	2.4	0.8	0.8	0.8
Benefit plan experience (loss) gain	(133.1)	-	(4.3)	0.1	(0.8)	(0.6)	0.1
Ending funded status	$(305.3)	(280.9)	(248.5)	(188.3)	(114.9)	(39.6)	37.0

UMWA plans
Beginning funded status	$(164.1)	(261.6)	(261.9)	(262.9)	(264.9)	(267.7)	(271.5)
Net periodic postretirement credit (cost) (a)	1.5	(0.3)	(1.0)	(2.0)	(2.8)	(3.8)	(4.7)
Benefit plan experience loss	(97.6)	-	-	-	-	-	-
Other	(1.4)	-	-	-	-	-	-
Ending funded status	$(261.6)	(261.9)	(262.9)	(264.9)	(267.7)	(271.5)	(276.2)

Black lung and other plans
Beginning funded status	$(62.2)	(60.9)	(59.9)	(56.1)	(52.6)	(49.2)	(46.0)
Net periodic postretirement cost (a)	(2.8)	(0.6)	(1.8)	(2.3)	(2.1)	(2.0)	(1.9)
Payment from Brink’s	7.0	1.6	5.6	5.8	5.5	5.2	5.0
Benefit plan experience loss	(2.9)	-	-	-	-	-	-
Ending funded status	$(60.9)	(59.9)	(56.1)	(52.6)	(49.2)	(46.0)	(42.9)

(a)	Excludes amounts reclassified from accumulated other comprehensive income.

U.S. Pension Plans
Pension benefits provided to eligible U.S. employees have been frozen.  There are approximately 20,400 beneficiaries in the plans.  Based on assumptions as of December 31, 2011, we made a $9 million contribution to the plan in the first quarter of 2012.  We project based on these assumptions to continue making contributions through 2017 totaling $219.4 million. We made the partial 2012 contribution through the use of shares of our common stock.  We may also contribute shares in the future to satisfy future contributions.

UMWA Plans
Retirement benefits related to former coal operations include medical benefits provided by the Pittston Coal Group Companies Employee Benefit Plan for UMWA Represented Employees.   There are approximately 4,400 beneficiaries in the UMWA plans.  We do not expect to make additional contributions to these plans until 2023.

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

Assumptions for U.S. Retirement Obligations
We have made various assumptions to estimate the amount of payments to be made in the future.  The most significant assumptions include:
•	Changing discount rates and other assumptions in effect at measurement dates (normally December 31)
•	Investment returns of plan assets
•	Addition of new participants (historically immaterial due to freezing of pension benefits and exit from coal business)
•	Mortality rates
•	Change in laws

The assumptions used to estimate our U.S. retirement obligations can be found in our Annual Report on Form 10-K for the year ended December 31, 2011.

Summary of Total Expenses Related to All U.S. Retirement Liabilities

This table summarizes actual and projected expense (income) related to U.S. retirement liabilities.

	Actual	Actual	Projected
(In millions)	2011	1Q 2012	2-4Q 2012	FY2012	2013	2014	2015	2016

U.S. pension plans	$9.4	9.9	17.8	27.7	25.1	13.4	4.1	(3.9)
UMWA plans	13.2	5.7	17.2	22.9	22.6	22.5	22.5	22.6
Black lung and other plans	5.4	1.3	3.9	5.2	5.0	4.9	4.7	4.5
Total	$28.0	16.9	38.9	55.8	52.7	40.8	31.3	23.2

Amounts allocated to:
North America Segment	$3.2	2.2	6.7	8.9	9.5	5.0	1.4	(1.7)
Non-segment	24.8	14.7	32.2	46.9	43.2	35.8	29.9	24.9
Total	$28.0	16.9	38.9	55.8	52.7	40.8	31.3	23.2

Summary of Total Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants

This table summarizes actual and projected payments
•	from Brink’s to U.S. retirement plans, and
•	from the plans to participants.

	Actual	Actual	Projected
(In millions)	2011	1Q 2012	2-4Q 2012	FY2012	2013	2014	2015	2016

Payments from Brink’s to U.S. Plans
Primary U.S. pension plan	$-	9.0	22.5	31.5	41.5	51.1	47.0	42.4
Other U.S. pension plan	0.7	11.3	1.9	13.2	2.4	0.8	0.8	0.8
Black lung and other plans	7.0	1.6	5.6	7.2	5.8	5.5	5.2	5.0
Total	$7.7	21.9	30.0	51.9	49.7	57.4	53.0	48.2

Payments from U.S. Plans to participants
Primary U.S. pension plan	$39.0	10.1	32.3	42.4	43.7	45.2	46.4	47.8
Other U.S. pension plan	0.7	11.3	1.9	13.2	2.4	0.8	0.8	0.9
UMWA plans	39.1	9.0	27.9	36.9	37.5	37.4	37.5	36.9
Black lung and other plans	7.0	1.6	5.6	7.2	5.8	5.5	5.2	5.0
Total	$85.8	32.0	67.7	99.7	89.4	88.9	89.9	90.6

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of the most recent measurement date.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

Commitments and Contingent Matters

Operating leases
We have made residual value guarantees of approximately $25.0 million at March 31, 2012, related to operating leases, principally for trucks and other vehicles.

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

Legal Dispute.   In December 2010, the court-appointed provisional administrators of Brink’s Belgium filed a claim for €20 million against a subsidiary of Brink’s.  In June 2011, the Brink’s subsidiary entered into a settlement agreement related to this claim.  Under the terms of the settlement agreement, the Brink’s subsidiary agreed to contribute, upon the satisfaction of certain conditions, €7 million toward social payments to former Brink’s Belgium employees in exchange for the bankruptcy receivers requesting withdrawal of the pending litigation and agreeing not to file additional claims. The conditions of the settlement agreement included a release from liability by affected employees, the Belgian tax authority and the Belgian social security authority.  After these conditions were satisfied, the settlement was finalized in September 2011, the request to withdraw the litigation was accepted by the court in March 2012 and the case was dismissed.  We recorded a pretax charge of €7 million (approximately $10 million) in the second quarter of 2011 related to this claim.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We serve customers in more than 100 countries, including approximately 50 countries where we operate subsidiaries.  These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates.  In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program.  Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the three months ended March 31, 2012.

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

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information

This document contains both historical and forward-looking information.  Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, statements regarding future U.S. dollar transactions in Venezuela, the ability to obtain U.S. dollars in Venezuela and future Venezuela cash repatriations, future required contributions to the primary U.S. pension plan and the possible use of stock to satisfy these obligations, the outcome of pending litigation and the anticipated financial effect of the disposition of these matters, organic revenue growth and segment operating profit margin in 2012, anticipated results in Latin America and Europe, future U.S. vehicle acquisitions through capital leases, anticipated rental expenses related to the U.S. fleet, anticipated non-segment expenses, anticipated interest expense, the anticipated annual effective tax rate for 2012 and our tax position and underlying assumptions, anticipated net income attributable to noncontrolling interests, the anticipated currency impact on revenue, anticipated fixed assets acquired, depreciation and amortization for 2012, the ability to meet our liquidity needs, repatriation of cash to the U.S., future payment of bonds issued by the Peninsula Ports Authority of Virginia, projected U.S. retirement plan contributions, costs and expenses, and projected black lung liability and U.S. retirement plan liabilities.  Forward-looking information in this document is subject to known and unknown risks, uncertainties and contingencies, which could cause actual results, performance or achievements to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond our control, include, but are not limited to continuing market volatility and commodity price fluctuations and their impact on the demand for our services, our ability to continue profit growth in Mexico and the rest of Latin America, our ability to maintain or improve volumes at favorable pricing levels and increase cost efficiencies in the United States and Europe, investments in information technology and value-added services and their impact on revenue and profit growth, the strength of the U.S. dollar relative to foreign currencies and foreign currency exchange rates, the implementation of high-value solutions, the ability to identify and execute further cost and operational improvements and efficiencies in our core businesses, our ability to integrate successfully recently acquired companies and improve their operating profit margins, the willingness of our customers to absorb fuel surcharges and other future price increases, the actions of competitors, our ability to identify acquisitions and other strategic opportunities in emerging markets, regulatory and labor issues in many of our global operations and security threats worldwide, the impact of turnaround actions responding to current conditions in Europe and our productivity and cost control efforts in that region, the stability of the Venezuelan economy and changes in Venezuelan policy regarding exchange rates, fluctuations in value of the Venezuelan bolivar fuerte, our ability to obtain necessary information technology and other services at favorable pricing levels from third party service providers, variations in costs or expenses and performance delays of any public or private sector supplier, service provider or customer, our ability to obtain appropriate insurance coverage, positions taken by insurers with respect to claims made and the financial condition of insurers, safety and security performance, our loss experience, changes in insurance costs, the outcome of pending and future claims and litigation, risks customarily associated with operating in foreign countries including changing labor and economic conditions, currency devaluations, safety and security issues, political instability, restrictions on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive government actions, costs associated with the purchase and implementation of cash processing and security equipment, employee and environmental liabilities in connection with our former coal operations, black lung claims incidence, the impact of the Patient Protection and Affordable Care Act on black lung liability and operations, changes to estimated liabilities and assets in actuarial assumptions due to payments made, investment returns, interest rates and annual actuarial revaluations, the funding requirements, accounting treatment, investment performance and costs and expenses of our pension plans, the VEBA and other employee benefits, mandatory or voluntary pension plan contributions, the nature of our hedging relationships, changes in estimates and assumptions underlying our critical accounting policies, access to the capital and credit markets, seasonality, pricing and other competitive industry factors.  Additional factors that could cause our results to differ materially from those described in the forward-looking statements can be found under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2011 and in our other public filings with the Securities and Exchange Commission.  The information included in this document is representative only as of the date of this document, and The Brink’s Company undertakes no obligation to update any information contained in this document.

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

In June 2011, BSI entered into a settlement agreement related to this claim.  Under the terms of the settlement agreement, BSI agreed to contribute, upon the satisfaction of certain conditions, €7 million toward social payments to former Brink’s Belgium employees in exchange for the bankruptcy receivers requesting withdrawal of the pending litigation and agreeing not to file additional claims. The conditions of the settlement agreement included a release from liability by affected employees, the Belgian tax authority and the Belgian social security authority.  After these conditions were satisfied, the settlement was finalized in September 2011, the request to withdraw the litigation was accepted by the court in March 2012 and the case was dismissed.  We recorded a pretax charge of €7 million in the second quarter of 2011 (approximately $10 million) related to this claim.

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

Item 6.  Exhibits

Exhibit
Number

31.1
Certification of Thomas C. Schievelbein, Interim President and Chief Executive Officer (Principal Executive Officer) of The Brink’s Company, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Joseph W. Dziedzic, Vice President and Chief Financial Officer (Principal Financial Officer) of The Brink’s Company, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Thomas C. Schievelbein, Interim President and Chief Executive Officer (Principal Executive Officer) of The Brink’s Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Joseph W. Dziedzic, Vice President and Chief Financial Officer (Principal Financial Officer) of The Brink’s Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2012, furnished in XBRL (eXtensible Business Reporting Language).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Consolidated Balance Sheets at March 31, 2012, and December 31, 2011, (ii)  the Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) the Consolidated Statement of Equity for the three months ended March 31, 2012, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (vi) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

April 26, 2012	By: /s/ Joseph W. Dziedzic
Joseph W. Dziedzic
(Vice President and
Chief Financial Officer)
(principal financial officer)