Form 10-Q
period 2012-06-30
BRINKS CO
filed 2012-07-26
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes  ☐  No  ☒

As of July 24, 2012, 47,737,797 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements

THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In millions)	2012	2011

ASSETS

Current assets:
Cash and cash equivalents	$126.9	182.9
Accounts receivable, net	600.4	550.5
Prepaid expenses and other	154.8	134.1
Deferred income taxes	75.8	66.4
Total current assets	957.9	933.9

Property and equipment, net	748.7	749.2
Goodwill	240.0	231.4
Other intangibles	58.5	63.8
Deferred income taxes	373.9	350.8
Other	81.2	77.1

Total assets	$2,460.2	2,406.2

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$37.5	25.4
Current maturities of long-term debt	30.8	28.7
Accounts payable	147.3	159.5
Accrued liabilities	484.0	488.5
Total current liabilities	699.6	702.1

Long-term debt	337.5	335.3
Accrued pension costs	361.9	369.6
Retirement benefits other than pensions	317.2	315.4
Deferred income taxes	28.7	23.0
Other	179.9	178.4
Total liabilities	1,924.8	1,923.8

Commitments and contingent liabilities (notes 3, 4 and 9)

Equity:
The Brink’s Company (“Brink’s”) shareholders:
Common stock	47.6	46.9
Capital in excess of par value	570.1	559.5
Retained earnings	627.3	589.5
Accumulated other comprehensive loss	(785.1)	(787.9)
Brink’s shareholders	459.9	408.0

Noncontrolling interests	75.5	74.4

Total equity	535.4	482.4

Total liabilities and equity	$2,460.2	2,406.2

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Income
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions, except per share amounts)	2012	2011	2012	2011

Revenues	$967.1	979.3	1,933.9	1,892.6

Costs and expenses:
Cost of revenues	798.9	808.6	1,585.9	1,566.2
Selling, general and administrative expenses	140.4	142.0	280.0	263.7
Total costs and expenses	939.3	950.6	1,865.9	1,829.9
Other operating income (expense)	(1.3)	(8.3)	0.9	(5.3)

Operating profit	26.5	20.4	68.9	57.4

Interest expense	(5.4)	(5.9)	(11.7)	(11.7)
Interest and other income (expense)	0.9	1.1	4.8	5.5
Income from continuing operations before tax	22.0	15.6	62.0	51.2
Provision (benefit) for income taxes	(10.1)	5.6	6.1	17.0

Income from continuing operations	32.1	10.0	55.9	34.2

Income from discontinued operations, net of tax	-	2.6	-	3.7

Net income	32.1	12.6	55.9	37.9
Less net income attributable to noncontrolling interests	(1.6)	(4.7)	(8.4)	(10.0)

Net income attributable to Brink’s	30.5	7.9	47.5	27.9

Income attributable to Brink’s:
Continuing operations	30.5	5.3	47.5	24.2
Discontinued operations	-	2.6	-	3.7

Net income attributable to Brink’s	$30.5	7.9	47.5	27.9

Earnings per share attributable to Brink’s common shareholders:
Basic:
Continuing operations	$0.63	0.11	0.98	0.51
Discontinued operations	-	0.05	-	0.08
Net income	0.63	0.17	0.98	0.58

Diluted:
Continuing operations	$0.63	0.11	0.98	0.50
Discontinued operations	-	0.05	-	0.08
Net income	0.63	0.16	0.98	0.58

Weighted-average shares
Basic	48.5	47.8	48.3	47.7
Diluted	48.6	48.1	48.5	48.0

Cash dividends paid per common share	$0.10	0.10	0.20	0.20

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2012	2011	2012	2011

Net income	$32.1	12.6	55.9	37.9

Other comprehensive income (loss):
Benefit plan adjustments:
Net experience gains (losses) arising during the period	(1.3)	(3.7)	(7.3)	(3.7)
Tax benefit (provision) related to net experience gains and losses arising during the period	0.3	1.0	2.0	1.0
Reclassification adjustment for amortization of prior net experience loss included in net income	16.5	12.6	38.0	24.2
Tax benefit related to reclassification adjustment for prior net experience loss	(5.8)	(4.4)	(13.7)	(8.7)
Prior service cost from plan amendment during the period	(12.2)	-	(12.2)	-
Tax benefit related to prior service cost from plan amendment during the period	4.2	-	4.2	-
Reclassification adjustment for amortization of prior service cost (credit) included in net income	0.9	0.9	1.8	1.8
Tax provision (benefit) related to reclassification adjustment for prior service cost (credit)	(0.2)	(0.3)	(0.5)	(0.6)
Deferred profit sharing	0.1	0.3	0.3	0.3
Benefit plan adjustments, net of tax	2.5	6.4	12.6	14.3

Foreign currency translation adjustments	(37.3)	16.3	(10.9)	39.4

Available-for-sale securities:
Unrealized net gains (losses) on available-for-sale securities arising during the period	(0.2)	0.5	0.5	3.3
Tax benefit (provision) related to unrealized net gains and losses on available-for-sale securities	0.1	(0.2)	(0.1)	(0.4)
Reclassification adjustment for net (gains) losses realized in net income	-	-	(2.1)	(4.4)
Tax provision (benefit) related to reclassification adjustment	-	-	0.8	0.9
Unrealized net gains (losses) on available-for-sale securities, net of tax	(0.1)	0.3	(0.9)	(0.6)
Other comprehensive income (loss)	(34.9)	23.0	0.8	53.1

Comprehensive income (loss)	$(2.8)	35.6	56.7	91.0

Summary by Equity Interest
Amounts attributable to Brink’s:
Net income	$30.5	7.9	47.5	27.9
Benefit plan adjustments	5.6	6.4	15.7	14.3
Foreign currency	(36.4)	15.6	(12.0)	38.7
Available-for-sale securities	(0.1)	0.3	(0.9)	(0.7)
Other comprehensive income (loss)	(30.9)	22.3	2.8	52.3
Comprehensive income (loss) attributable to Brink’s	(0.4)	30.2	50.3	80.2

Amounts attributable to noncontrolling interests:
Net income	1.6	4.7	8.4	10.0
Benefit plan adjustments	(3.1)	-	(3.1)	-
Foreign currency	(0.9)	0.7	1.1	0.7
Available-for-sale securities	-	-	-	0.1
Other comprehensive income (loss)	(4.0)	0.7	(2.0)	0.8
Comprehensive income (loss) attributable to noncontrolling interests	(2.4)	5.4	6.4	10.8

Comprehensive income (loss)	$(2.8)	35.6	56.7	91.0

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statement of Equity

Six Months ended June 30, 2012
(Unaudited)

	Attributable to Brink’s
			Capital		Accumulated	Attributable
			in Excess		Other	to
		Common	of Par	Retained	Comprehensive	Noncontrolling
(In millions)	Shares	Stock	Value	Earnings	Loss	Interests	Total

Balance as of December 31, 2011	46.9	$46.9	559.5	589.5	(787.9)	74.4	482.4

Net income	-	-	-	47.5	-	8.4	55.9
Other comprehensive income (loss)	-	-	-	-	2.8	(2.0)	0.8
Shares contributed to pension plan (see note 6)	0.4	0.4	8.6	-	-	-	9.0
Dividends:
Brink’s common shareholders ($0.20 per share)	-	-	-	(9.4)	-	-	(9.4)
Noncontrolling interests	-	-	-	-	-	(5.7)	(5.7)
Share-based compensation
Stock options and awards:
Compensation expense	-	-	5.1	-	-	-	5.1
Consideration from exercise of stock options	-	-	0.1	-	-	-	0.1
Other share-based benefit programs	0.3	0.3	(3.2)	(0.3)	-	-	(3.2)
Capital contributions from noncontrolling interest	-	-	-	-	-	0.4	0.4

Balance as of June 30, 2012	47.6	$47.6	570.1	627.3	(785.1)	75.5	535.4

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months
	Ended June 30,
(In millions)	2012	2011

Cash flows from operating activities:
Net income	$55.9	37.9
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Income from discontinued operations, net of tax	-	(3.7)
Depreciation and amortization	83.9	80.0
Share-based compensation expense	5.1	1.4
Deferred income taxes	(32.9)	(11.2)
Gains and losses:
Sales of available-for-sale securities	(2.1)	(4.4)
Sales of property and other assets	(0.4)	(0.5)
Business acquisitions and dispositions	(0.9)	(0.4)
Retirement benefit funding (more) less than expense:
Pension	0.2	4.5
Other than pension	11.9	5.7
Other operating	8.7	5.3
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(68.3)	(55.4)
Accounts payable, income taxes payable and accrued liabilities	(9.4)	27.7
Prepaid and other current assets	(15.9)	(20.0)
Other	(5.5)	1.2
Discontinued operations	-	1.2
Net cash provided by operating activities	30.3	69.3

Cash flows from investing activities:
Capital expenditures	(73.0)	(71.6)
Acquisitions	(16.4)	(1.4)
Available-for-sale securities:
Sales	11.8	12.2
Cash proceeds from sale of property, equipment and investments	0.5	1.2
Cash settlements of foreign currency derivatives	-	(1.5)
Other	(1.2)	-
Net cash used by investing activities	(78.3)	(61.1)

Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term debt	12.0	6.5
Long-term revolving credit facilities	2.9	(116.3)
Issuance of private placement notes	-	100.0
Other long-term debt:
Borrowings	7.1	-
Repayments	(14.3)	(14.6)
Debt financing costs	(1.5)	(0.6)
Dividends to:
Shareholders of Brink’s	(9.4)	(9.3)
Noncontrolling interests in subsidiaries	(5.7)	(11.4)
Proceeds from exercise of stock options	0.1	4.5
Excess tax benefits associated with share-based compensation	-	0.9
Minimum tax withholdings associated with share-based compensation	(0.5)	(1.6)
Net cash used by financing activities	(9.3)	(41.9)
Effect of exchange rate changes on cash	1.3	6.6
Cash and cash equivalents:
Increase (decrease)	(56.0)	(27.1)
Balance at beginning of period	182.9	183.0
Balance at end of period	$126.9	155.9

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

The consolidated financial statements include all of the assets, liabilities, revenues, expenses and cash flows of Brink’s and all entities in which Brink’s has a controlling voting interest. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

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

Venezuela
Our Venezuelan operations accounted for $151.7 million or 8% of total Brink’s revenues in the six months ended June 30, 2012.  Our operating margins in Venezuela have varied depending on the mix of business during any year and have been up to three times our overall international segment operating margin rate.

The economy in Venezuela has had significant inflation in the last several years.  Beginning January 1, 2010, we designated Venezuela’s economy as highly inflationary for accounting purposes, and we consolidated our Venezuelan results using our accounting policy for subsidiaries operating in highly inflationary economies. In June 2010, the Venezuelan government established a new exchange process that requires each transaction be approved by the government’s central bank (the “SITME” rate).  On a daily basis, the central bank publishes ranges of prices at which it may approve transactions to purchase dollar-denominated bonds, resulting in an exchange rate range of 4.3 to 5.3 bolivar fuertes to the U.S. dollar. To date, approved transactions have been at the upper end of the range.  To the extent we need to obtain U.S. dollars, we currently expect our U.S. dollar-denominated transactions to be settled at a rate of 5.3 bolivar fuertes to the U.S. dollar.  We have used this rate to remeasure our bolivar fuerte-denominated monetary assets and liabilities into U.S. dollars at June 30, 2012, resulting in bolivar fuerte-denominated net monetary assets at June 30, 2012, of $60.5 million.  For the six months ended June 30, 2012 and for the twelve months ended December 31, 2011, we did not recognize any remeasurement gains or losses as the SITME rate did not change.

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

At June 30, 2012, our Venezuelan subsidiaries held $1.8 million of cash and short-term investments denominated in U.S. dollars and $26.8 million of cash and short-term investments denominated in bolivar fuertes.  On an equity-method basis, we had investments in our Venezuelan operations of $81.0 million at June 30, 2012.

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

The primary services of the reportable segments include:
•	Cash-in-transit (“CIT”) – armored vehicle transportation
•	Automated teller machine (“ATM”) – replenishment and servicing, network infrastructure services
•	Global Services – transportation of valuables globally
•	Cash Management Services – supply chain management of cash
•	Payment Services – consumers pay utility and other bills at payment locations
•	Guarding Services – including airport security

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2012	2011	2012	2011

Revenues:
International	$729.5	732.5	1,459.9	1,406.8
North America	237.6	246.8	474.0	485.8
Revenues	$967.1	979.3	1,933.9	1,892.6

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2012	2011	2012	2011

Operating profit:
International	$36.4	26.2	97.3	71.4
North America	11.4	10.4	17.2	17.2
Segment operating profit	47.8	36.6	114.5	88.6
Non-segment	(21.3)	(16.2)	(45.6)	(31.2)
Operating profit	$26.5	20.4	68.9	57.4

Note 3 – Retirement benefits

Pension plans
We have various defined-benefit pension plans covering eligible current and former employees.  Benefits under most plans are based on salary and years of service.

The components of net periodic pension cost (credit) for our pension plans were as follows:

	U.S. plans		Non-U.S. plans		Total
(In millions)	2012	2011	2012	2011	2012	2011

Three months ended June 30,

Service cost	$-	-	2.8	2.5	2.8	2.5
Interest cost on projected benefit obligation	11.0	11.6	4.8	4.3	15.8	15.9
Return on assets – expected	(14.9)	(16.2)	(3.1)	(3.0)	(18.0)	(19.2)
Amortization of losses	9.7	7.0	1.0	0.7	10.7	7.7
Amortization of prior service cost	-	-	0.4	0.4	0.4	0.4
Settlement loss	-	-	0.3	1.0	0.3	1.0
Net periodic pension cost	$5.8	2.4	6.2	5.9	12.0	8.3

Six months ended June 30,

Service cost	$-	-	5.4	5.3	5.4	5.3
Interest cost on projected benefit obligation	22.0	23.1	8.9	8.6	30.9	31.7
Return on assets – expected	(30.0)	(32.5)	(6.1)	(6.1)	(36.1)	(38.6)
Amortization of losses	19.7	14.0	2.1	1.5	21.8	15.5
Amortization of prior service cost	-	-	0.8	0.8	0.8	0.8
Settlement loss	4.0	-	1.1	1.0	5.1	1.0
Net periodic pension cost	$15.7	4.6	12.2	11.1	27.9	15.7

We made a $9 million stock contribution to our primary U.S. pension plan in the first three months of 2012 and another $7 million cash contribution to the plan in July 2012.  Based on the law in effect at June 30, 2012, we are required to contribute an additional $15.5 million to the primary U.S. pension plan during the remainder of 2012.  New legislation titled Moving Ahead for Progress in the 21st Century was passed in July 2012 that has the effect of spreading the expected funding requirements for our primary U.S. pension plan over a longer period of time.  We have not yet estimated the effect of the new law on our projected contributions to our primary U.S. pension plan, but the remaining 2012 funding requirement is expected to be lower.

We recognized a $4.0 million settlement loss in the first six months of 2012 related to the payment of U.S. pension benefits.

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

The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

	UMWA plans		Black lung and other plans		Total
(In millions)	2012	2011	2012	2011	2012	2011

Three months ended June 30,

Service cost	$-	-	0.1	-	0.1	-
Interest cost on accumulated postretirement benefit obligations	5.6	5.9	0.7	0.7	6.3	6.6
Return on assets – expected	(5.3)	(6.4)	-	-	(5.3)	(6.4)
Amortization of losses	5.1	3.8	0.4	0.1	5.5	3.9
Amortization of prior service cost	-	-	0.5	0.5	0.5	0.5
Net periodic pension cost	$5.4	3.3	1.7	1.3	7.1	4.6

Six months ended June 30,

Service cost	$-	-	0.1	-	0.1	-
Interest cost on accumulated postretirement benefit obligations	11.2	12.0	1.5	1.4	12.7	13.4
Return on assets – expected	(10.6)	(12.8)	-	-	(10.6)	(12.8)
Amortization of losses	10.5	7.5	0.6	0.2	11.1	7.7
Amortization of prior service cost	-	-	1.0	1.0	1.0	1.0
Net periodic pension cost	$11.1	6.7	3.2	2.6	14.3	9.3

Note 4 – Income taxes

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Continuing operations
Provision (benefit) for income taxes (in millions)	$(10.1)	5.6	6.1	17.0
Effective tax rate	(45.9)%	35.9%	9.8%	33.2%

2012 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first six months of 2012 was lower than the 35% U.S. statutory tax rate largely due to a $21 million non-cash income tax benefit as a result of the Company changing its funding strategy for retiree health care obligations (as described below), partially offset by higher taxes due to the geographical mix of earnings, withholding taxes, and the characterization of a French business tax as an income tax.

The Company changed its funding strategy for certain retiree health care obligations and, as a result, no longer expects to be affected by an income tax deduction limitation enacted by The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (“the Act”).  The Act disallows deductions for prescription drug benefit costs funded after December 31, 2012, to the extent these costs are reimbursed by a “Medicare Part D Subsidy.”

2011 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first six months of 2011 was lower than the 35% U.S. statutory tax rate largely due to a $2.8 million benefit for changes in legislation in various jurisdictions and tax claims and audit settlements, partially offset by higher taxes due to the geographical mix of earnings and the characterization of a French business tax as an income tax.

                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                          Note Note 5 – Share-based compensation plans

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

The fair value of the options granted during the three months ended June 30, 2012, was calculated using the following estimated weighted-average assumptions:

	Three Months
	Ended June 30,
Options Granted	2012

Number of shares underlying options, in thousands			207
Weighted-average exercise price per share			$22.39

Assumptions used to estimate fair value
Expected dividend yield (a):
Weighted-average			1.8%
Range			1.8%
Expected volatility (b):
Weighted-average			40%
Range			40%
Risk-free interest rate (c):
Weighted-average			0.7%
Range	0.5%	–	0.9%
Expected term in years (d):
Weighted-average			4.25
Range	3.25	–	5.25

Weighted-average fair value estimates at grant date:
In millions			$1.3
Fair value per share			$6.29

(a)	The expected dividend yield is the calculated yield on Brink’s common stock at the time of the grant.
(b)	The expected volatility was estimated after reviewing the historical volatility of our stock using daily close prices.
(c)	The risk-free interest rate was based on U.S. Treasury debt yields at the time of the grant.
(d)	The expected term of the options was based on our historical option exercise, expiration and post-vesting cancellation behaviors.

Nonvested Share Activity
	Number of Shares			Weighted-Average
	2005	Directors’		Grant-Date
(in thousands of shares, except per share amounts)	Plan	Plan	Total	Fair Value (a)

Balance as of December 31, 2011	299.6	15.8	315.4	$25.99
Granted	98.1	-	98.1	22.98
Cancelled awards	(0.1)	-	(0.1)	26.40
Vested	(42.1)	-	(42.1)	25.50
Balance as of June 30, 2012	355.5	15.8	371.3	$25.26

(a)
Fair value is measured at the date of grant based on the average of the high and low per share quoted sales price of Brink’s common stock, adjusted for a discount on units that do not receive or accrue dividends.

On July 11, 2012, we granted options to purchase 149,473 shares of common stock and 170,618 restricted stock units under the 2005 Plan. The options have an exercise price of $22.57 per share.

On July 12, 2012, we granted 23,023 deferred stock units under the Directors’ Plan.

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

Shares Used to Calculate Earnings per Share

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2012	2011	2012	2011

Weighted-average shares:
Basic (a)	48.5	47.8	48.3	47.7
Effect of dilutive stock options and awards	0.1	0.3	0.2	0.3
Diluted	48.6	48.1	48.5	48.0

Antidilutive stock options and awards excluded from denominator	2.6	1.5	2.6	2.2

(a)
We have deferred compensation plans for directors and certain of our employees.  Amounts owed to participants are denominated in common stock units.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average units credited to employees and directors under the deferred compensation plans.  Accordingly, included in basic shares are weighted-average units of 1.1 million in the three months and 1.2 million in the six months ended June 30, 2012, and 1.1 million in both the three months and six months ended June 30, 2011.

Note 7 – Supplemental cash flow information

	Six Months
	Ended June 30,
(In millions)	2012	2011

Cash paid for:
Interest	$11.2	9.8
Income taxes	48.8	39.6

Non-cash Investing and Financing Activities
We acquired $8.7 million of armored vehicles under capital lease arrangements in the first six months of 2012, as compared to $29.7 million in the first six months of 2011.

We contributed $9 million of Brink’s common stock to our primary U.S. pension plan in the first three months of 2012.

Note 8 – Fair value of financial instruments

Investments in Available-for-sale Securities
We have investments in mutual funds designated as available-for-sale securities that are carried at fair value in the financial statements.  For these investments, fair value was estimated based on quoted prices categorized as a Level 1 valuation.  Valuation levels are defined in our 2011 Form 10-K.

	June 30,	December 31,
(In millions)	2012	2011

Mutual Funds
Cost	$7.0	16.9
Gross unrealized gains	1.5	3.1
Fair value	$8.5	20.0

Fixed-Rate Debt
The fair value estimate of our obligation related to the fixed-rate Dominion Terminal Associates (“DTA”) bonds is based on price information observed in a less-active market, which we have categorized as a Level 2 valuation.

The fair value estimate of our unsecured private-placement notes is based on the present value of future cash flows, discounted at rates for similar instruments at the measurement date, which we have categorized as a Level 3 valuation.

The fair value and carrying value of our DTA bonds and our unsecured notes are as follows:
	June 30,	December 31,
(In millions)	2012	2011

DTA bonds
Carrying value	$43.2	43.2
Fair value	44.1	44.0

Unsecured notes issued in a private placement
Carrying value	100.0	100.0
Fair value	108.6	106.4

Other Financial Instruments
Other financial instruments include cash and cash equivalents, short-term fixed rate deposits, accounts receivable, floating rate debt, accounts payable and accrued liabilities.  The financial statement carrying amounts of these items approximate the fair value.

The fair value of outstanding foreign currency contracts was not significant.  There were no transfers in or out of any of the levels of the valuation hierarchy in the first six months of 2012.

Note 9 – Commitments and contingent matters

Operating leases
We have made residual value guarantees of approximately $22.5 million at June 30, 2012, related to operating leases, principally for trucks and other vehicles.

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

THE BRINK’S COMPANY
and subsidiaries

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Brink’s Company offers transportation and logistics management services for cash and valuables throughout the world.  These services include:
•	armored vehicles transportation, which we refer to as cash in transit (“CIT”)
•	automated teller machine (“ATM”) - replenishment and servicing, network infrastructure services
•	arranging secure transportation of valuables over long distances and around the world (“Global Services”)
•
supply chain management of cash (“Cash Management Services”) including cash logistics services, deploying and servicing safes and safe control devices (e.g., our patented CompuSafe® service), coin sorting and wrapping, integrated check and cash processing services (“Virtual Vault Services”)

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

RESULTS OF OPERATIONS

Consolidated Review

Non-GAAP Results
Non-GAAP results described in this filing are financial measures that are not required by, or presented in accordance with U.S. generally accepted accounting principles (“GAAP”).  The purpose of the non-GAAP results is to report financial information without certain income and expense items and to adjust the quarterly non-GAAP tax rates so that the non-GAAP tax rate in each of the quarters is equal to the full-year non-GAAP tax rate.  For 2012, a forecasted full-year tax rate is used.  The full year non-GAAP tax rate in both years excludes certain pretax and tax income and expense amounts.  The non-GAAP results provide information to assist comparability and estimates of future performance.  Brink’s believes these measures are helpful in assessing operations and estimating future results and enable period-to-period comparability of financial performance.  Non-GAAP results should not be considered as an alternative to revenue, income or earnings per share amounts determined in accordance with GAAP and should be read in conjunction with their GAAP counterparts.  The adjustments are described in detail and are reconciled to our GAAP results on pages 32 – 33.

	Second Quarter		%	First Half		%
(In millions, except per share amounts)	2012	2011	Change	2012	2011	Change

GAAP
Revenues	$967.1	979.3	(1)	$1,933.9	1,892.6	2
Segment operating profit (a)	47.8	36.6	31	114.5	88.6	29
Non-segment expense	(21.3)	(16.2)	31	(45.6)	(31.2)	46
Operating profit	26.5	20.4	30	68.9	57.4	20
Income from continuing operations (b)	30.5	5.3	fav	47.5	24.2	96
Diluted EPS from continuing operations (b)	0.63	0.11	fav	0.98	0.50	96

Non-GAAP (c)
Revenues	$967.1	979.3	(1)	$1,933.9	1,892.6	2
Segment operating profit (a)	50.3	48.5	4	120.0	101.2	19
Non-segment expense	(11.7)	(10.0)	17	(21.3)	(19.2)	11
Operating profit	38.6	38.5	-	98.7	82.0	20
Income from continuing operations (b)	19.2	17.0	13	47.1	35.8	32
Diluted EPS from continuing operations (b)	0.40	0.35	14	0.97	0.74	31

Amounts may not add due to rounding.
(a)
Segment operating profit is a non-GAAP measure when presented in any context other than prescribed by ASC Topic 280, Segment Reporting.  The tables on pages 20 and 23 reconcile the measurement to operating profit, a GAAP measure.  Disclosure of total segment operating profit enables investors to assess the total operating performance of Brink’s excluding non-segment income and expense.  Forward-looking estimates related to total segment operating profit and non-segment income (expense) for 2012 are provided on page 31.

(b)	Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.
(c)	Non-GAAP earnings information is contained on pages 32 – 33, including reconciliation to amounts reported under GAAP.

Organic Growth
Organic growth represents the change in revenues or operating profit between the current and prior period, excluding the effect of the following items: acquisitions and dispositions, changes in currency exchange rates and the remeasurement of net monetary assets in Venezuela under highly inflationary accounting.  No remeasurement of net monetary assets in Venezuela under highly inflationary accounting was required as the exchange rate did not change.

Overview
GAAP
Second Quarter
Our revenues decreased $12 million or 1% and our operating profit increased $6 million or 30% in 2012.  Revenues decreased due to unfavorable changes in currency exchange rates, partially offset by organic growth in our International segment.  Operating profit increased primarily due to organic profit improvement in our International segment ($15 million), partially offset by increased U.S. retirement plan expenses ($6 million) and the negative impact of changes in currency exchange rates ($5 million).

Our income from continuing operations in 2012 increased $25 million compared to 2011 primarily due to lower tax expense ($16 million) mainly resulting from a $21 million tax benefit related to a change in retiree health care funding strategy. The operating profit increase mentioned above and the decrease in income attributable to noncontrolling interests ($3 million) also contributed to higher income from continuing operations.

Our earnings per share from continuing operations was $0.63, up from $0.11 in 2011.

First Half
Our revenues increased $41 million or 2% and our operating profit increased $12 million or 20% in 2012.  Revenues increased due to organic growth in our International segment, partially offset by unfavorable changes in currency exchange rates.  Operating profit increased primarily due to organic profit improvement in our International segment ($33 million), partially offset by increased U.S. retirement plan expenses ($16 million) and the negative impact of changes in currency exchange rates ($7 million).

Our income from continuing operations in 2012 increased 96% compared to 2011 primarily due to lower tax expense ($11 million) mainly resulting from a $21 million tax benefit related to a change in retiree health care funding strategy.  The operating profit increase mentioned above and the decrease in income attributable to noncontrolling interests ($2 million) also contributed to higher income from continuing operations.

Our earnings per share from continuing operations was $0.98, up from $0.50 in 2011.

Non-GAAP
Non-GAAP results include the following adjustments:
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

GAAP Diluted EPS	$0.63	0.11	0.98	0.50
Exclude U.S. retirement plan expenses	0.16	0.09	0.38	0.18
Exclude Belgium settlement charge	-	0.13	-	0.13
Exclude employee benefit settlement charge	-	0.01	0.02	0.01
Exclude gains on acquisitions and dispositions	(0.01)	-	(0.04)	(0.06)
Exclude tax benefit from change in retiree health care funding strategy	(0.43)	-	(0.43)	-
Adjust quarterly tax rate to full-year average rate	0.04	-	0.06	(0.03)
Non-GAAP Diluted EPS	$0.40	0.35	0.97	0.74

Amounts may not add due to rounding.  Non-GAAP results are reconciled in more detail to the applicable GAAP results on pages 32 – 33.

Second Quarter
The analysis of non-GAAP revenues is the same as the analysis of GAAP revenues.  Operating profit was flat in 2012 versus 2011 due to the negative impact of changes in currency exchange rates ($5 million) and higher non-segment costs ($2 million) offset by organic improvement in both our International ($4 million) and North America ($3 million) segments.

Our income from continuing operations in 2012 increased 13% primarily due to lower income attributable to noncontrolling interests ($2 million).

Our earnings per share from continuing operations was $0.40, up from $0.35 in 2011.

First Half
The analysis of non-GAAP revenues is the same as the analysis of GAAP revenues.  Operating profit increased $17 million or 20% in 2012 primarily due to organic improvement in our International segment ($23 million) partially offset by the negative impact of changes in currency exchange rates ($7 million).

Our income from continuing operations in 2012 increased 32% primarily due to higher operating profit, partially offset by higher tax expense.

Our earnings per share from continuing operations was $0.97, up from $0.74 in 2011.

Outlook for full-year 2012

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

Our operating segment margin is expected to be approximately 7%. Our assumptions behind the annual segment margin include continued strength in Latin America and modestly better results in North America and Europe. Our International segment margin is expected to be in the 7.0% to 8.0% range and our North America segment margin is expected to be in the 4.5% to 5.5% range.

See page 31 for a summary of our 2012 Outlook.

Segment Operating Results
Segment Review
Second Quarter 2012 versus Second Quarter 2011
GAAP
		Organic	Acquisitions /	Currency		% Change
(In millions)	2Q '11	Change	Dispositions (b)	(c)	2Q '12	Total	Organic
Revenues:
International:
Latin America	$360.5	56.0	-	(40.6)	375.9	4	16
EMEA	333.5	18.5	-	(36.9)	315.1	(6)	6
Asia Pacific	38.5	2.2	-	(2.2)	38.5	-	6
International	732.5	76.7	-	(79.7)	729.5	-	10
North America	246.8	(5.3)	(1.3)	(2.6)	237.6	(4)	(2)
Total	$979.3	71.4	(1.3)	(82.3)	967.1	(1)	7
Operating profit:
International	$26.2	15.1	-	(4.9)	36.4	39	58
North America	10.4	1.1	0.1	(0.2)	11.4	10	11
Segment operating profit	36.6	16.2	0.1	(5.1)	47.8	31	44
Non-segment (a)	(16.2)	(5.1)	-	-	(21.3)	31	31
Total	$20.4	11.1	0.1	(5.1)	26.5	30	54
Segment operating margin:
International	3.6%				5.0%
North America	4.2%				4.8%
Segment operating margin	3.7%				4.9%

Non-GAAP
		Organic	Acquisitions /	Currency		% Change
(In millions)	2Q '11	Change	Dispositions (b)	(c)	2Q '12	Total	Organic
Revenues:
International:
Latin America	$360.5	56.0	-	(40.6)	375.9	4	16
EMEA	333.5	18.5	-	(36.9)	315.1	(6)	6
Asia Pacific	38.5	2.2	-	(2.2)	38.5	-	6
International	732.5	76.7	-	(79.7)	729.5	-	10
North America	246.8	(5.3)	(1.3)	(2.6)	237.6	(4)	(2)
Total	$979.3	71.4	(1.3)	(82.3)	967.1	(1)	7
Operating profit:
International	$37.3	4.3	-	(4.9)	36.7	(2)	12
North America	11.2	2.5	0.1	(0.2)	13.6	21	22
Segment operating profit	48.5	6.8	0.1	(5.1)	50.3	4	14
Non-segment (a)	(10.0)	(1.7)	-	-	(11.7)	17	17
Total	$38.5	5.1	0.1	(5.1)	38.6	-	13
Segment operating margin:
International	5.1%				5.0%
North America	4.5%				5.7%
Segment operating margin	5.0%				5.2%

(a)	Includes income and expense not allocated to segments (see page 26 for details).
(b)	Includes operating results and gains/losses on acquisitions, sales and exits of businesses.
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

Amounts may not add due to rounding.

Segment Review
Second Quarter 2012 versus Second Quarter 2011

Consolidated Segment Review

GAAP
Revenue decreased 1% to $967 million due primarily to unfavorable changes in currency exchange rates partially offset by organic growth of 7% in our International segment.

Segment operating profit increased 31% ($11 million) reflecting improvement in our International segment.

Non-GAAP
The analysis of non-GAAP revenue is the same as the analysis of GAAP revenue.

Segment operating profit increased 4% ($2 million) reflecting improvement in our North America segment.

International Segment Review

Overview
GAAP
Revenues in the second quarter of 2012 for our International segment were flat compared to the same period of 2011 as:
•	revenues in Latin America were 4% higher ($15 million)
•	revenues in EMEA were 6% lower ($18 million), and
•	revenues in Asia Pacific were flat.

Operating profit in our International segment increased 39% ($10 million) due to improved profits in EMEA partially offset by a decline in Latin America.

Non-GAAP
The analysis of non-GAAP International segment revenues is the same as the analysis of GAAP International segment revenues.

Operating profit in our International segment decreased 2% ($1 million) due to lower profits in Latin America more than offsetting improvement in EMEA.

Latin America
GAAP
Revenue in Latin America increased 4% ($15 million) due to:
•	organic growth of 16% ($56 million) driven by inflation-based price increases across the region, partially offset by
•	an unfavorable currency impact ($41 million).

Latin America operating profit decreased 29% due to lower profits in Venezuela, partially offset by organic growth in Argentina and lower restructuring charges in Mexico.  Latin America’s profit was negatively affected by
•	unfavorable currency impact ($3 million), and
•	wage increases and changes in government regulations in certain countries.

Non-GAAP
The analysis of Latin America non-GAAP revenues is the same as the analysis of GAAP revenues.

Latin America operating profit decreased 31% due to lower profits in Venezuela, partially offset by organic growth in Argentina and lower restructuring charges in Mexico.  Latin America’s profit was negatively affected by
•	unfavorable currency impact ($3 million), and
•	wage increases and changes in government regulations in certain countries.

EMEA
GAAP
Revenue in EMEA decreased 6% ($18 million) due to unfavorable currency impact ($37 million), partially offset by organic revenue growth of 6% ($19 million).  Organic growth was driven by:
•	higher volumes in France, and

•	a commercial settlement in the Netherlands.

EMEA operating profit increased significantly due to:
•	a 2011 $10 million loss from a legal dispute related to the exit of our Belgium CIT business,
•	organic improvement in France, and
•	a commercial settlement in the Netherlands.

Non-GAAP
The analysis of EMEA non-GAAP revenues is the same as the analysis of GAAP revenues.

EMEA operating profit increased significantly due to:
•	organic improvement in France, and
•	a commercial settlement in the Netherlands.

Asia Pacific
Revenue in Asia Pacific remained flat due mainly to organic growth in China and India offset by unfavorable currency ($2 million).

Operating profit decreased slightly.

North America Segment

GAAP
Revenues in North America decreased 4% ($9 million) due to a 2% organic decrease primarily in the U.S. from CIT volume and price pressure and unfavorable currency impact ($3 million).

Operating profit increased 10% ($1 million) due to cost reductions in the U.S. despite lower CIT demand and continued pricing pressure.

Non-GAAP
The analysis of North America non-GAAP revenues is the same as the analysis of North America GAAP revenues.

Operating profit increased 21% ($2 million) due to cost reductions in the U.S. despite lower CIT demand and continued pricing pressure.

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

Segment Review
First Half 2012 versus First Half 2011

First Half
GAAP
		Organic	Acquisitions /	Currency		% Change
(In millions)	YTD '11	Change	Dispositions (b)	(c)	YTD '12	Total	Organic
Revenues:
International:
Latin America	$692.8	124.8	-	(55.4)	762.2	10	18
EMEA	640.6	30.4	0.3	(49.7)	621.6	(3)	5
Asia Pacific	73.4	5.3	-	(2.6)	76.1	4	7
International	1,406.8	160.5	0.3	(107.7)	1,459.9	4	11
North America	485.8	(5.7)	(2.6)	(3.5)	474.0	(2)	(1)
Total	$1,892.6	154.8	(2.3)	(111.2)	1,933.9	2	8
Operating profit:
International	$71.4	32.7	-	(6.8)	97.3	36	46
North America	17.2	-	0.2	(0.2)	17.2	-	-
Segment operating profit	88.6	32.7	0.2	(7.0)	114.5	29	37
Non-segment (a)	(31.2)	(14.4)	-	-	(45.6)	46	46
Total	$57.4	18.3	0.2	(7.0)	68.9	20	32
Segment operating margin:
International	5.1%				6.7%
North America	3.5%				3.6%
Segment operating margin	4.7%				5.9%

Non-GAAP
		Organic	Acquisitions /	Currency		% Change
(In millions)	YTD '11	Change	Dispositions (b)	(c)	YTD '12	Total	Organic
Revenues:
International:
Latin America	$692.8	124.8	-	(55.4)	762.2	10	18
EMEA	640.6	30.4	0.3	(49.7)	621.6	(3)	5
Asia Pacific	73.4	5.3	-	(2.6)	76.1	4	7
International	1,406.8	160.5	0.3	(107.7)	1,459.9	4	11
North America	485.8	(5.7)	(2.6)	(3.5)	474.0	(2)	(1)
Total	$1,892.6	154.8	(2.3)	(111.2)	1,933.9	2	8
Operating profit:
International	$82.5	22.7	-	(6.8)	98.4	19	28
North America	18.7	2.9	0.2	(0.2)	21.6	16	16
Segment operating profit	101.2	25.6	0.2	(7.0)	120.0	19	25
Non-segment (a)	(19.2)	(2.1)	-	-	(21.3)	11	11
Total	$82.0	23.5	0.2	(7.0)	98.7	20	29
Segment operating margin:
International	5.9%				6.7%
North America	3.8%				4.6%
Segment operating margin	5.3%				6.2%

Amounts may not add due to rounding.

See page 20 for footnote explanations.

Segment Review
First Half 2012 versus First Half 2011

Consolidated Segment Review

GAAP
Revenue increased 2% to $1,934 million due primarily to organic growth of 8% in our International segment partially offset by unfavorable changes in currency exchange rates.

Segment operating profit increased 29% ($26 million) reflecting improvement in our International segment.

Non-GAAP
The analysis of non-GAAP revenue is the same as the analysis of GAAP revenue.

Segment operating profit increased 19% ($19 million) reflecting improvement in both our International and North America segments.

International Segment Review

Overview
GAAP
Revenues in the first half of 2012 for our International segment were 4% higher ($53 million) than the same period of 2011 as:
•	revenues in Latin America were 10% higher ($69 million)
•	revenues in EMEA were down 3% ($19 million), and
•	revenues in Asia Pacific were 4% higher ($3 million).

Operating profit in our International segment increased 36% ($26 million) due to improved profits in EMEA and Latin America.

Non-GAAP
The analysis of non-GAAP International segment revenues is the same as the analysis of GAAP International segment revenues.

Operating profit in our International segment increased 19% ($16 million) due to improved profits in Latin America and EMEA.

Latin America
GAAP
Revenue in Latin America increased 10% ($69 million) due to:
•	organic growth of 18% ($125 million) driven by inflation-based price increases across the region, partially offset by
•	an unfavorable currency impact ($55 million).

Latin America operating profit increased 21% due to:
•	31% organic growth, primarily in Mexico, Brazil and Argentina,
•	higher labor agreement expenses in the prior year period, and
•	a 2011 tax on equity in Colombia which did not recur in 2012, partially offset by wage increases and changes in government regulations in certain countries and unfavorable currency impact ($5 million).

Non-GAAP
The analysis of Latin America non-GAAP revenues is the same as the analysis of GAAP revenues.

Latin America operating profit increased 21% due primarily to:
•	30% organic growth, primarily in Mexico, Brazil and Argentina
•	higher labor agreement expenses in the prior year period, and
•	a 2011 tax on equity in Colombia which did not recur in 2012, partially offset by wage increases and changes in government regulations in certain countries and unfavorable currency impact ($5 million).

EMEA
GAAP
Revenue in EMEA decreased 3% due to unfavorable currency impact ($50 million) partially offset by organic revenue growth of 5% ($30 million).  Organic growth was driven by:
•	higher volumes in France, and

•	a commercial settlement in the Netherlands,
partially offset by a special project in Germany in 2011 that did not recur in 2012.

EMEA operating profit increased significantly due primarily to:
•	a 2011 $10 million loss from a legal dispute related to the exit of our Belgium CIT business,
•	organic improvement in France, and
•	a commercial settlement in the Netherlands,
partially offset by a special project in Germany in 2011 that did not recur in 2012.

Non-GAAP
The analysis of EMEA non-GAAP revenues is the same as the analysis of GAAP revenues.

EMEA operating profit increased 72% due to:
•	organic improvement in France, and
•	a commercial settlement in the Netherlands,
partially offset by a special project in Germany in 2011 that did not recur in 2012.

Asia Pacific
Revenue in Asia Pacific increased 4% ($3 million) due mainly to organic growth in China and India.

Operating profit decreased slightly.

North American Segment Review

GAAP
Revenues in North America decreased 2% ($12 million) due to a 1% organic decrease ($6 million) primarily in the U.S. from CIT volume and price pressure and unfavorable currency impact ($4 million).

Operating profit was flat due to organic improvement in the U.S. as a result of cost reductions despite lower CIT demand and continued pricing pressure, offset by increased U.S. retirement charges ($3 million).

Non-GAAP
The analysis of North America non-GAAP revenues is the same as the analysis of North America GAAP revenues.

Operating profit increased 16% due to organic improvements in the U.S. on cost reductions despite lower CIT demand and continued pricing pressure.

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

Non-segment Income (Expense)

GAAP	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2012	2011	change	2012	2011	change

General and administrative	$(12.0)	(10.4)	15	(22.2)	(19.9)	12
Retirement costs (primarily former operations)	(10.5)	(6.2)	69	(25.2)	(12.4)	unfav
Royalty income	0.3	0.4	(25)	0.9	0.7	29
Gains on business acquisitions and dispositions	0.9	-	fav	0.9	0.4	fav
Non-segment income (expense)	$(21.3)	(16.2)	31	(45.6)	(31.2)	46

Second Quarter
Non-segment expenses in the second quarter of 2012 were $5 million higher than 2011, mainly due to:
•	increased retirement costs ($4 million),
•	higher general and administrative costs ($2 million) mainly due to higher share-based compensation expense related to the appointment of a permanent CEO,
•	offset by gain on business acquisition ($1 million).

First Half
Non-segment expenses in the first half of 2012 were $14 million higher than 2011, mainly due to:
•	increased retirement costs ($13 million),
•	higher general and administrative costs ($2 million) mainly due to higher share-based compensation expense related to the appointment of a permanent CEO,
•	offset by gain on business acquisition ($1 million).

Outlook for full-year 2012
We believe that non-segment expenses will be approximately $89 million in 2012, up from $60 million in 2011 because of an increase in costs related to retirement plans.  See page 31 for a summary of our 2012 Outlook.

Non-GAAP	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2012	2011	change	2012	2011	change

General and administrative	$(12.0)	(10.4)	15	(22.2)	(19.9)	12
Royalty income	0.3	0.4	(25)	0.9	0.7	29
Non-segment income (expense)	$(11.7)	(10.0)	17	(21.3)	(19.2)	11

Second Quarter and First Half
Non-segment expenses on a non-GAAP basis in the second quarter and first half of 2012 were $2 million higher than 2011, mainly due to higher share-based compensation expense related to the appointment of a permanent CEO.

Outlook for full-year 2012
We estimate that non-segment expenses on a non-GAAP basis will be approximately $41 million in 2012, flat compared to 2011.  See page 31 for a summary of our 2012 Outlook.

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

From time to time, we use foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At June 30, 2012, the notional value of our outstanding foreign currency contracts was $59.7 million with average contract maturities of one month. The foreign currency contracts primarily offset exposures in the Euro and the Mexican peso.  These contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings.  As of June 30, 2012, we had recognized losses of $0.8 million on our foreign currency contracts.  At June 30, 2012, the fair value of these outstanding contracts was a liability of $0.5 million which was included in accrued liabilities on the consolidated balance sheet.

Venezuelan operations
Our Venezuelan operations constitute a material portion of our overall consolidated operations, and accounted for $151.7 million or 8% of total Brink’s revenues in the six months ended June 30, 2012.  Our operating margins in Venezuela have varied depending on the mix of business during any year and have been up to three times our overall International segment operating margin rate.

Beginning January 1, 2010, we designated Venezuela’s economy as highly inflationary for accounting purposes, and we consolidated our Venezuelan results using our accounting policy for subsidiaries operating in highly inflationary economies.

The Venezuelan government has established an exchange process that requires each transaction be approved by the government’s central bank (the “SITME” rate).  On a daily basis, the central bank publishes ranges of prices at which it may approve transactions to purchase dollar-denominated bonds, resulting in an exchange rate range of 4.3 to 5.3 bolivar fuertes to the U.S. dollar. To date, approved transactions have been at the upper end of the range.  To the extent we need to obtain U.S. dollars, we currently expect our U.S. dollar-denominated transactions to be settled at a rate of 5.3 bolivar fuertes to the U.S. dollar.  We have used this rate to remeasure our bolivar fuerte-denominated monetary assets and liabilities into U.S. dollars at June 30, 2012, resulting in bolivar fuerte-denominated net monetary assets at June 30, 2012, of $60.5 million.  For the six months ended June 30, 2012 and for the twelve months ended December 31, 2011, we did not recognize any remeasurement gains or losses as the SITME rate did not change.

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

At June 30, 2012, our Venezuelan subsidiaries held $1.8 million of cash and short-term investments denominated in U.S. dollars and $21.4 million of cash and $5.4 million of short-term investments denominated in bolivar fuertes.  On an equity-method basis, we had investments in our Venezuelan operations of $81.0 million at June 30, 2012.

]

Other Operating Income (Expense)

Other operating income (expense) includes segment and non-segment other operating income and expense.

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2012	2011	change	2012	2011	change

Share in earnings of equity affiliates	$1.4	1.2	17	2.6	2.1	24
Gains on business acquisitions and dispositions	0.9	-	fav	0.9	0.4	fav
Gains (losses) on sale of property and other assets	0.2	0.9	(78)	0.4	0.5	(20)
Settlement loss related to Belgium bankruptcy	-	(10.1)	(100)	-	(10.1)	(100)
Impairment losses	(1.1)	(0.5)	unfav	(1.1)	(0.5)	unfav
Royalty income	0.4	0.4	-	1.0	0.7	43
Foreign currency items:
Transaction gains (losses)	(2.8)	(0.2)	unfav	(2.4)	0.8	unfav
Hedge losses	(0.7)	(0.2)	unfav	(0.8)	(0.2)	unfav
Other	0.4	0.2	100	0.3	1.0	(70)
Other operating income (expense)	$(1.3)	(8.3)	(84)	0.9	(5.3)	fav

Second Quarter and First Half
Other operating income improved in the second quarter and first half of 2012 mainly as a result of a $10 million settlement loss in 2011 related to Belgium bankruptcy, partially offset by $3 million in higher foreign currency transaction losses.

Nonoperating Income and Expense

Interest expense

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2012	2011	change	2012	2011	change

Interest expense	$5.4	5.9	(8)	11.7	11.7	-

Outlook for full-year 2012
We expect our interest expense to be between $22 million and $25 million in 2012. See page 31 for a summary of our 2012 outlook.

Interest and other income (expense)

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2012	2011	change	2012	2011	change

Interest income	$1.3	1.0	30	2.6	2.4	8
Gain on sale of available-for-sale securities	-	-	-	2.1	4.4	(52)
Foreign currency hedge gains (losses)	-	-	-	-	(1.2)	(100)
Other	(0.4)	0.1	unfav	0.1	(0.1)	fav
Interest and other income (expense)	$0.9	1.1	(18)	4.8	5.5	(13)

Second Quarter and First Half
Interest and other income (expense) was flat in the second quarter of 2012 compared with the prior-year quarter.  Interest and other income (expense) was slightly lower in the first half of 2012 than the prior-year period primarily due to a decrease in gains on the sale of available-for-sale securities ($2 million), partially offset by lower foreign currency hedge losses ($1 million).

Income Taxes

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Continuing operations
Provision (benefit) for income taxes (in millions)	$(10.1)	5.6	6.1	17.0
Effective tax rate	(45.9)%	35.9%	9.8%	33.2%

2012 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first six months of 2012 was lower than the 35% U.S. statutory tax rate largely due to a $21 million non-cash income tax benefit as a result of the Company changing its funding strategy for retiree health care obligations (as described below), partially offset by higher taxes due to the geographical mix of earnings, withholding taxes, and the characterization of a French business tax as an income tax.

The Company changed its funding strategy for certain retiree health care obligations and, as a result, no longer expects to be affected by an income tax deduction limitation enacted by The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (“the Act”).  The Act disallows deductions for prescription drug benefit costs funded after December 31, 2012, to the extent these costs are reimbursed by a “Medicare Part D Subsidy.”

2011 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first six months of 2011 was lower than the 35% U.S. statutory tax rate largely due to a $2.8 million benefit for changes in legislation in various jurisdictions and tax claims and audit settlements, partially offset by higher taxes due to the geographical mix of earnings and the characterization of a French business tax as an income tax.

Outlook for full-year 2012
On a GAAP basis, the effective income tax rate for 2012 is expected to be between 26% and 29%.  On a non-GAAP basis, the effective income tax rate for 2012 is expected to be between 37% and 40% as it excludes the income tax benefit recorded as a result of changing the funding strategy with respect to retiree health care obligations.  Our effective tax rate may fluctuate materially from these estimates due to changes in forecasted permanent book-tax differences, changes in the expected geographical mix of earnings, changes in current or deferred taxes due to legislative changes, changes in valuation allowances or accruals for contingencies and other factors.

Noncontrolling Interests

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2012	2011	change	2012	2011	change

Net income attributable to noncontrolling interests	$1.6	4.7	(66)	8.4	10.0	(16)

The decrease in net income attributable to noncontrolling interests in the three and six months ended June 30, 2012 was primarily due to a decrease in the net income of our Venezuelan subsidiaries.

Outlook for full-year 2012.   We expect net income attributable to noncontrolling interests on a GAAP and non-GAAP basis to be $24 million to $28 million in 2012.

Outlook

	GAAP		Non-GAAP
(In millions)	Full-Year	Full-Year 2012	Full-Year	Full-Year 2012
	2011	Estimate	2011	Estimate

Organic revenue growth
International	12%	7% – 10%	12%	7% – 10%
North America	-	-	-	-
Total	8%	5% – 8%	8%	5% – 8%

Currency impact on revenue
International	5%	(4)% – (6)%	5%	(4)% – (6)%
North America	1%	-	1%	-
Total	4%	(3)% – (5)%	4%	(3)% – (5)%

Segment margin
International	6.9%	7.0% – 8.0%	7.3%	7.0% – 8.0%
North America	3.2%	3.6% – 4.6%	3.6%	4.5% – 5.5%
Total	5.9%	~ 7%	6.3%	~ 7%

Non-segment expense:
General and administrative	$43	43	$43	43
Retirement plans (a)	25	48	-	-
Royalty income	(2)	(2)	(2)	(2)
CEO retirement costs (b)	4	-	-	-
Gains on acquisitions and asset dispositions (c)	(10)	(1)	-	-
Non-segment Expense	$60	89	$41	41

Effective income tax rate	38%	26% – 29%	39%	37% – 40%

Interest expense	$24	22 – 25	$24	22 – 25

Net income attributable to
noncontrolling interests	$24	24 – 28	$23	24 – 28

Fixed assets acquired:
Capital expenditures	$196	215	$196	215
Capital leases (d)	43	20	43	20
Total	$239	235	$239	235

Depreciation and amortization	$162	165 – 180	$162	165 – 180

Amounts may not add due to rounding.

(a)	Costs related to U.S. retirement plans have been excluded from non-GAAP results.
(b)	Costs related to the 2011 retirement of the former CEO are excluded from non-GAAP results.
(c)	The following gains are excluded from non-GAAP results:
•	sale of the U.S. document destruction business ($6.7 million),
•	gains on acquisitions ($2.5 million in 2011 and $0.9 million in 2012),
•	sales of former operating assets ($0.5 million) in 2011.
(d)
Includes capital leases for newly acquired assets only.  Sales leaseback transactions that occurred during 2011 of $18 million for assets that were originally purchased and included as capital expenditures have been excluded from “Fixed assets acquired – capital leases.”

For more information about our outlook, see:
•	page 19 for organic revenue growth,
•	page 19 for segment operating margin,
•	page 26 non-segment expenses,
•	page 29 for effective income tax rate,
•	page 28 for interest expense,
•	page 30 for net income attributable to noncontrolling interests, and
•	page 35 for depreciation and amortization.

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
(In millions, except for per share amounts)	GAAP Basis	Gains on Acquisitions and Dispositions (a)	Employee Benefit Settlement Losses (b)	U.S. Retirement Plans (c)	Tax Benefit on Change in Health Care Funding Strategy (d)	Adjust Income Tax Rate (e)	Non-GAAP Basis
	Second Quarter 2012
Operating profit:
International	$36.4	-	0.3	-	-	-	36.7
North America	11.4	-	-	2.2	-	-	13.6
Segment operating profit	47.8	-	0.3	2.2	-	-	50.3
Non-segment	(21.3)	(0.9)	-	10.5	-	-	(11.7)
Operating profit	$26.5	(0.9)	0.3	12.7	-	-	38.6

Amounts attributable to Brink’s:
Income from continuing operations	$30.5	(0.6)	0.2	7.9	(20.9)	2.1	19.2
Diluted EPS – continuing operations	0.63	(0.01)	-	0.16	(0.43)	0.04	0.40
	First Half 2012
Operating profit:
International	$97.3	-	1.1	-	-	-	98.4
North America	17.2	-	-	4.4	-	-	21.6
Segment operating profit	114.5	-	1.1	4.4	-	-	120.0
Non-segment	(45.6)	(0.9)	-	25.2	-	-	(21.3)
Operating profit	$68.9	(0.9)	1.1	29.6	-	-	98.7

Amounts attributable to Brink’s:
Income from continuing operations	$47.5	(1.8)	0.8	18.5	(20.9)	3.0	47.1
Diluted EPS – continuing operations	0.98	(0.04)	0.02	0.38	(0.43)	0.06	0.97

(a)	To eliminate:
•	First quarter gain related to the sale of investments in mutual fund securities ($2 million). Proceeds from the sale were used to fund the settlement of pension obligations related to our former CEO.
•	Second quarter gain related to business acquisition ($0.9 million).
(b)
To eliminate employee benefit settlement losses related to severance payments made by Brink’s subsidiary in Mexico.  Employee termination benefits in Mexico are accounted for under FASB ASC Topic 715, Compensation – Retirement Benefits.

(c)	To eliminate expenses related to U.S. retirement plans.
(d)	To eliminate tax benefit related to change in retiree health care funding strategy.
(e)
To adjust effective income tax rate in the interim period to be equal to the midpoint of the estimated range of the full-year non-GAAP effective income tax rate.  The midpoint of the estimated range of the full-year non-GAAP effective tax rate for 2012 is 38.5%.

Amounts may not add due to rounding.

Non-GAAP Results – Reconciled to Amounts Reported Under GAAP (Continued)
(In millions, except for per share amounts)	GAAP Basis	Gains on Acquisitions and Dispositions (a)	Belgium Settlement Charge (b)	Employee Benefit Settlement Losses (c)	U.S. Retirement Plans (d)	Adjust Income Tax Rate (e)	Non-GAAP Basis
	Second Quarter 2011
Operating profit:
International	$26.2	-	10.1	1.0	-	-	37.3
North America	10.4	-	-	-	0.8	-	11.2
Segment operating profit	36.6	-	10.1	1.0	0.8	-	48.5
Non-segment	(16.2)	-	-	-	6.2	-	(10.0)
Operating profit	$20.4	-	10.1	1.0	7.0	-	38.5

Amounts attributable to Brink’s:
Income from continuing operations	$5.3	-	6.4	0.7	4.4	0.2	17.0
Diluted EPS – continuing operations	0.11	-	0.13	0.01	0.09	-	0.35
	First Half 2011
Operating profit:
International	$71.4	-	10.1	1.0	-	-	82.5
North America	17.2	-	-	-	1.5	-	18.7
Segment operating profit	88.6	-	10.1	1.0	1.5	-	101.2
Non-segment	(31.2)	(0.4)	-	-	12.4	-	(19.2)
Operating profit	$57.4	(0.4)	10.1	1.0	13.9	-	82.0

Amounts attributable to Brink’s:
Income from continuing operations	$24.2	(3.0)	6.4	0.7	8.8	(1.3)	35.8
Diluted EPS – continuing operations	0.50	(0.06)	0.13	0.01	0.18	(0.03)	0.74

(a)
To eliminate gains on available-for-sale equity and debt securities and gain related to acquisition of controlling interest in a subsidiary that was previously accounted for as an equity method investment.

(b)	To eliminate settlement charge related to exit of Belgium cash-in-transit business.
(c)
To eliminate employee benefit settlement loss related to severance payments made by Brink’s subsidiary in Mexico.  Employee termination benefits in Mexico are accounted for under FASB ASC Topic 715, Compensation – Retirement Benefits.

(d)	To eliminate expenses related to U.S. retirement plans.
(e)	To adjust effective income tax rate to be equal to the full-year non-GAAP effective income tax rate. The non-GAAP effective tax rate for 2011 was 38.6%.

Amounts may not add due to rounding.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows from operating activities decreased by $39.0 million in the first six months of 2012 as compared to the first six months of 2011.  We used $17.2 million more cash for investing activities in the first six months of 2012 as compared to the first six months of 2011, primarily as a result of an acquisition in France in January 2012.  We financed our liquidity needs in the first six months of 2012 with our revolving credit facilities and other borrowings.

We entered into a new master lease agreement in late 2009 to finance the acquisition of new armored vehicles in the U.S.  Vehicles acquired under the 2009 lease agreement have been accounted for as capital leases.  Vehicles acquired under the previous lease agreement were accounted for as operating leases.

Operating Activities

	Six Months
	Ended June 30,		$
(In millions)	2012	2011	change

Cash flows from operating activities
Non-GAAP basis	$50.7	78.3	(27.6)
Decrease in certain customer obligations (a)	(20.4)	(10.2)	(10.2)
Discontinued operations (b)	-	1.2	(1.2)
GAAP basis	$30.3	69.3	(39.0)

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

Non-GAAP cash flows from operating activities are supplemental financial measures that are not required by, or presented in accordance with GAAP. The purpose of the non-GAAP cash flows from operating activities is to report financial information excluding the impact of cash received and processed in certain of our secure cash logistics operations, without cash flows from discontinued operations.   We believe these measures are helpful in assessing cash flows from operations, enable period-to-period comparability and are useful in predicting future operating cash flows. Non-GAAP cash flows from operating activities should not be considered as an alternative to cash flows from operating activities determined in accordance with GAAP and should be read in conjunction with our consolidated statements of cash flows.

GAAP
Operating cash flows decreased by $39.0 million in the first six months of 2012 as compared to the same period in 2011. The decrease was primarily due to the payment of an $11.1 million pension benefit to our former CEO, a $10.2 million decline in cash held for customers in certain cash logistics operations, a $9.2 million increase in cash paid for taxes, and higher cash outflows of working capital.  These cash outflows were partially offset by higher operating profit, with the remaining outflows being financed by increased borrowings from short-term debt and long-term revolving credit facilities.

Non-GAAP
Cash flows from operating activities decreased by $27.6 million on a non-GAAP basis in the first six months of 2012 as compared to the same period in 2011.  The decrease was primarily due to the payment of an $11.1 million pension benefit to our former CEO, a $9.2 million increase in cash paid for taxes, and higher cash outflows of working capital. These cash outflows were partially offset by higher operating profit, with the remaining outflows being financed by increased borrowings from short-term debt and long-term revolving credit facilities.

Mr. Michael Dan, former president and CEO, retired in December 2011 and was paid $5.2 million in 2011 as provided for under his succession agreement.  Mr. Dan was also owed an $11.6 million pension benefit payment in 2012, of which $11.1 million was paid in the first three months of 2012.  These pension benefits were funded by assets in an existing grantor trust, the proceeds of which are reported in investing activities.  He also received in June 2012 a distribution of company stock for his accumulated deferred compensation, net of minimum tax withholdings.  Tax withholdings of $4.1 million were remitted in July 2012.

Investing Activities

	Six Months
	Ended June 30,		$
(In millions)	2012	2011	change

Cash flows from investing activities
Capital expenditures	$(73.0)	(71.6)	(1.4)
Acquisitions	(16.4)	(1.4)	(15.0)
Proceeds from the sale of available-for-sale securities	11.8	12.2	(0.4)
Other	(0.7)	(0.3)	(0.4)
Investing activities	$(78.3)	(61.1)	(17.2)

Cash flows from investing activities decreased by $17.2 million in the first six months of 2012 versus the first six months of 2011.  The decrease was primarily due to a $15.0 million increase in cash used for business acquisitions as we acquired a logistics software provider in France in 2012.

Capital expenditures and depreciation and amortization were as follows:

	Six Months				Full Year
	Ended June 30,		$	Full Year	Outlook
(In millions)	2012	2011	change	2011	2012

Property and Equipment Acquired during the period

Capital expenditures:
International	$45.8	53.6	(7.8)	144.8	(a)
North America	27.2	18.0	9.2	51.4	(a)
Capital expenditures	73.0	71.6	1.4	196.2	215

Capital leases (b):
International	2.7	5.7	(3.0)	7.6	(a)
North America	6.0	24.0	(18.0)	35.4	(a)
Capital leases	8.7	29.7	(21.0)	43.0	20

Total:
International	48.5	59.3	(10.8)	152.4	(a)
North America	33.2	42.0	(8.8)	86.8	(a)
Total	$81.7	101.3	(19.6)	239.2	235

Depreciation and amortization

International	$53.0	52.7	0.3	105.8	(a)
North America	30.9	27.3	3.6	56.6	(a)
Depreciation and amortization	$83.9	80.0	3.9	162.4	165 – 180

(a)	Not provided
(b)
Represents the amount of property and equipment acquired using capital leases.  Since the assets are acquired without using cash, the acquisitions are not reflected in the consolidated cash flow statement.  Amounts are provided here to assist in the comparison of assets acquired in the current year versus prior years.  Sales leaseback transactions are excluded from "Capital leases" in this table.

Capital expenditures in the first half of 2012 were primarily for new cash processing and security equipment, armored vehicles and information technology.  Capital expenditures in the first half of 2012 were consistent when compared to the same period of 2011, however, total property and equipment acquired during the first half of 2012 was $19.6 million lower than the same 2011 period.  Full-year total property and equipment acquired during 2012 is expected to be slightly lower than full-year 2011.

Financing Activities

Summary of financing activities

	Six Months
	Ended June 30,
(In millions)	2012	2011

Cash provided (used) by financing activities
Borrowings and repayments:
Short-term debt	$12.0	6.5
Long-term revolving credit facilities	2.9	(116.3)
Issuance of private placement notes	-	100.0
Other long-term debt	(7.2)	(14.6)
Borrowings (repayments)	7.7	(24.4)

Debt financing costs	(1.5)	(0.6)
Dividends attributable to:
Shareholders of Brink’s	(9.4)	(9.3)
Noncontrolling interests in subsidiaries	(5.7)	(11.4)
Other	(0.4)	3.8
Cash flows from financing activities	$(9.3)	(41.9)

Debt borrowings and repayments
We increased the use of short-term debt and long-term revolving credit facilities in the first half of 2012 to fund operating and investing activities.

Common stock
We contributed $9 million in newly issued common stock to our primary U.S. pension plan in the first quarter of 2012.  Since the contribution did not involve cash, the transaction is not included in our consolidated statements of cash flows.

Dividends
We paid dividends to Brink’s shareholders of $0.20 per share ($9.4 million) in the first half of 2012.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the board of directors.

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

Reconciliation of Net Debt to GAAP measures

	June 30,	December 31,
(In millions)	2012	2011

Debt:
Short-term	$37.5	25.4
Long-term	368.3	364.0
Total Debt	405.8	389.4

Cash and cash equivalents	126.9	182.9
Less amounts held by cash logistics operations (a)	(5.7)	(25.1)
Cash and cash equivalents available for general corporate purposes	121.2	157.8

Net Debt	$284.6	231.6

(a)
 Title to cash received and processed in certain of our secure cash logistics operations transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources and in our computation of Net Debt.

Net Debt is a supplemental non-GAAP financial measure that is not required by, or presented in accordance with GAAP.  We use Net Debt as a measure of our financial leverage.  We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage. Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our consolidated balance sheets.  Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP.   Net Debt excluding cash and debt in Venezuelan operations was $308 million at June 30, 2012, and $242 million at December 31, 2011.

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

Incremental taxes.  We have approximately $107 million of cash held by subsidiaries at June 30, 2012, that we consider to be permanently invested and that we do not expect to repatriate to the U.S.  If we were to decide to repatriate this cash to the U.S., we might have to accrue and pay additional income taxes.  Given the number of foreign operations and the complexities of the tax law, it is not practical to estimate the potential tax liability, but the amount of taxes owed could be material depending on how and when the repatriation were to occur.

Venezuela.  In 2010, Venezuela began limiting conversions of bolivar fuertes to U.S. dollars to $350,000 per legal entity per month.  As a result, we do not anticipate repatriation of cash from our Venezuelan operations to the U.S. for the foreseeable future.  This may limit our ability to use funds earned in Venezuela for general corporate purposes, including reducing our debt. At June 30, 2012, our Venezuelan subsidiaries held $1.8 million of cash and short-term investments denominated in U.S. dollars and $21.4 million of cash and $5.4 million of short term investments denominated in bolivar fuertes.

Pension contributions. We have a significant underfunded U.S. pension plan that will be required to be funded in the future.  New legislation titled Moving Ahead for Progress in the 21st Century was passed in July 2012 that has the effect of spreading the expected funding requirements over a longer period of time.  We made $9 million of contributions with shares of our common stock in the first three months of 2012 and an additional $7 million cash contribution in July 2012.  We currently expect to be able to fund pension contributions in the future with cash from operations and borrowings, but we may contribute shares of our stock in the future, if necessary.

Debt
On January 6, 2012, we amended our unsecured revolving bank credit facility (the “Revolving Facility”).  The amendment provides for an increase in the amount of the Revolving Facility from $400 million to $480 million at more favorable pricing and extends the maturity date from July 2014 to January 2017. The Revolving Facility’s interest rate is based on LIBOR plus a margin, alternate base rate plus a margin, or competitive bid.  The Revolving Facility allows us to borrow or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of June 30, 2012, $369 million was available under the Revolving Facility.  Amounts outstanding under the Revolving Facility as of June 30, 2012, were denominated primarily in U.S. dollars and to a lesser extent in Canadian dollars.

The margin on LIBOR borrowings under the Revolving Facility, which ranges from 0.9% to 1.575% depending on our credit rating, was 1.20% at June 30, 2012.  The margin on alternate base rate borrowings under the Revolving Facility ranges from 0.0% to 0.575%.  We also pay an annual facility fee on the Revolving Facility based on our credit rating.  The facility fee, which ranges from 0.10% to 0.30%, was 0.175% at June 30, 2012.

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

As of June 30, 2012, we had three unsecured multi-currency revolving bank credit facilities totaling $70 million, of which approximately $38 million was available. A $20 million facility expires in December 2012, another $20 million facility expires in May 2014 and a $30 million facility expires in October 2014.  Interest on these facilities is based on LIBOR plus a margin.  The margin ranges from 1.0% to 2.50%.  We also have the ability to borrow from other banks, at the banks’ discretion, under short-term uncommitted agreements.  Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

We have three unsecured letter of credit facilities totaling $164 million, of which approximately $57 million was available at June 30, 2012.  A $54 million facility expires in December 2014, a $25 million facility expires in December 2014 and an $85 million facility expires in June 2015.  The Revolving Facility and the multi-currency revolving credit facilities are also used for issuance of letters of credit and bank guarantees.

On April 17, 2012, we entered into a $20 million unsecured committed credit facility (the “2012 Credit Facility”) that will expire in April 2014.  Interest on this facility is based on LIBOR plus a margin, which ranges from 1.20% to 1.575%.  As of June 30, 2012, $20 million was available under the 2012 Credit Facility.

The Revolving Facility, the Notes, the three unsecured multi-currency revolving bank credit facilities, the three letter of credit facilities and the 2012 Credit Facility contain subsidiary guarantees and various financial and other covenants.  The financial covenants, among other things, limit our total indebtedness, limit priority debt, limit asset sales, limit the use of proceeds from asset sales and provide for minimum coverage of interest costs.  The credit agreements do not provide for the acceleration of payments should our credit rating be reduced.  If we were not to comply with the terms of our various credit agreements, the repayment terms could be accelerated and the commitments could be withdrawn.  An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  We were in compliance with all financial covenants at June 30, 2012.

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

Equity
At June 30, 2012, we had 100 million shares of common stock authorized and 47.6 million shares issued and outstanding.

U.S. Retirement Liabilities

Funded Status of U.S. Retirement Plans
	Actual	Actual	Projected
(In millions)	2011	1st Half 2012	2nd Half 2012	2013	2014	2015	2016

U.S. pension plans
Beginning funded status	$(191.7)	(305.3)	(276.8)	(248.8)	(188.6)	(115.2)	(39.9)
Net periodic pension credit (a)	18.8	8.0	8.1	16.2	22.3	28.1	33.3
Payment from Brink’s:
Primary U.S. pension plan (b)	-	9.0	22.5	41.5	51.1	47.0	42.4
Other U.S. pension plan	0.7	11.5	1.7	2.4	0.8	0.8	0.8
Benefit plan experience (loss) gain	(133.1)	-	(4.3)	0.1	(0.8)	(0.6)	0.1
Ending funded status	$(305.3)	(276.8)	(248.8)	(188.6)	(115.2)	(39.9)	36.7

UMWA plans
Beginning funded status	$(164.1)	(261.6)	(262.2)	(262.6)	(264.6)	(267.4)	(271.2)
Net periodic postretirement credit (cost) (a)	1.5	(0.6)	(0.4)	(2.0)	(2.8)	(3.8)	(4.7)
Benefit plan experience loss	(97.6)	-	-	-	-	-	-
Other	(1.4)	-	-	-	-	-	-
Ending funded status	$(261.6)	(262.2)	(262.6)	(264.6)	(267.4)	(271.2)	(275.9)

Black lung and other plans
Beginning funded status	$(62.2)	(60.9)	(58.9)	(56.3)	(52.8)	(49.4)	(46.2)
Net periodic postretirement cost (a)	(2.8)	(1.3)	(1.3)	(2.3)	(2.1)	(2.0)	(1.9)
Payment from Brink’s	7.0	3.3	3.9	5.8	5.5	5.2	5.0
Benefit plan experience loss	(2.9)	-	-	-	-	-	-
Ending funded status	$(60.9)	(58.9)	(56.3)	(52.8)	(49.4)	(46.2)	(43.1)

(a)	Excludes amounts reclassified from accumulated other comprehensive income (loss).

(b)
New legislation titled Moving Ahead for Progress in the 21st Century was passed in July 2012 that has the effect of spreading the expected funding requirements for our primary U.S. pension plan over a longer period of time.  We have not yet estimated the effect of the new law on our projected contributions to our primary U.S. pension plan, as the rules to apply the new law are not yet available.

U.S. Pension Plans
Pension benefits provided to eligible U.S. employees have been frozen.  There are approximately 20,400 beneficiaries in the plans.  We made a $9 million stock contribution to the plan in the first quarter of 2012 and a $7 million cash contribution to the plan in July 2012.  Based on the laws and assumptions as of December 31, 2011, we estimate that we owe required contributions of an additional $15.5 million to be paid during the remainder of 2012 and contributions totaling $197 million to be paid from 2013 to 2018.

New legislation titled Moving Ahead for Progress in the 21st Century was passed in July 2012 that has the effect of spreading the expected funding requirements for our primary U.S. pension plan over a longer period of time.  We have not yet estimated the effect of the new law on our projected contributions to our primary U.S. pension plan as the rules to apply the new law are not yet available.

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

•
The assumptions used to estimate our U.S. retirement obligations can be found in our Annual Report on Form 10-K for the year ended December 31, 2011.

Summary of Total Expenses Related to All U.S. Retirement Liabilities

This table summarizes actual and projected expense (income) related to U.S. retirement liabilities.

	Actual	Actual	Projected
(In millions)	2011	1st Half 2012	2nd Half 2012	FY2012	2013	2014	2015	2016

U.S. pension plans	$9.4	15.7	11.6	27.3	25.1	13.4	4.1	(3.9)
UMWA plans	13.2	11.1	10.9	22.0	22.6	22.5	22.5	22.6
Black lung and other plans	5.4	2.8	3.1	5.9	5.0	4.9	4.7	4.5
Total	$28.0	29.6	25.6	55.2	52.7	40.8	31.3	23.2

Amounts allocated to:
North America Segment	$3.2	4.4	4.4	8.8	9.5	5.0	1.4	(1.7)
Non-segment	24.8	25.2	21.2	46.4	43.2	35.8	29.9	24.9
Total	$28.0	29.6	25.6	55.2	52.7	40.8	31.3	23.2

Summary of Total Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants

This table summarizes actual and projected payments
•	from Brink’s to U.S. retirement plans, and
•	from the plans to participants.

	Actual	Actual	Projected
(In millions)	2011	1st Half 2012	2nd Half 2012	FY2012	2013	2014	2015	2016

Payments from Brink’s to U.S. Plans
Primary U.S. pension plan (a)	$-	9.0	22.5	31.5	41.5	51.1	47.0	42.4
Other U.S. pension plan	0.7	11.5	1.7	13.2	2.4	0.8	0.8	0.8
Black lung and other plans	7.0	3.3	3.9	7.2	5.8	5.5	5.2	5.0
Total	$7.7	23.8	28.1	51.9	49.7	57.4	53.0	48.2

Payments from U.S. Plans to participants
Primary U.S. pension plan	$39.0	20.5	21.9	42.4	43.7	45.2	46.4	47.8
Other U.S. pension plan	0.7	11.5	1.7	13.2	2.4	0.8	0.8	0.9
UMWA plans	39.1	16.8	20.1	36.9	37.5	37.4	37.5	36.9
Black lung and other plans	7.0	3.3	3.9	7.2	5.8	5.5	5.2	5.0
Total	$85.8	52.1	47.6	99.7	89.4	88.9	89.9	90.6

(a) see previous page note (b)

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of the most recent measurement date.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

Commitments and Contingent Matters

Operating leases
We have made residual value guarantees of approximately $22.5 million at June 30, 2012, related to operating leases, principally for trucks and other vehicles.

We are involved in various lawsuits and claims in the ordinary course of business.  We are not able to estimate the range of losses for some of these matters.  We have recorded accruals for losses that are considered probable and reasonably estimable.  We do not believe that the ultimate disposition of any of these matters will have a material adverse effect on our liquidity, financial position or results of operations.  Additional information with respect to these matters is contained in Note 9 to the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We serve customers in more than 100 countries, including approximately 50 countries where we operate subsidiaries.  These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates.  In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program.  Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the six months ended June 30, 2012.

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information

This document contains both historical and forward-looking information.  Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, statements regarding future U.S. dollar transactions in Venezuela, the ability to obtain U.S. dollars in Venezuela and future Venezuela cash repatriations, future required contributions to the primary U.S. pension plan and the possible use of stock to satisfy these obligations, the deductibility of certain income tax expenses under The Patient Protection and Affordable Healthcare Act, the outcome of pending litigation and the anticipated financial effect of the disposition of these matters, organic revenue growth and segment operating profit margin in 2012, anticipated results in Latin America and Europe, future U.S. vehicle acquisitions through capital leases, anticipated depreciation, interest and rental expenses related to the U.S. fleet, anticipated non-segment expenses, anticipated interest expense, the anticipated annual effective tax rate for 2012 and our tax position and underlying assumptions, anticipated net income attributable to noncontrolling interests, the anticipated currency impact on revenue, anticipated fixed assets acquired, depreciation and amortization for 2012, the ability to meet our liquidity needs, repatriation of cash to the U.S., future payment of bonds issued by the Peninsula Ports Authority of Virginia, projected U.S. retirement plan contributions, costs and expenses, the effect of new legislation titled Moving Ahead for Progress in the 21st Century on the method of computing funding requirements for our primary U.S. pension plan, and projected black lung liability and U.S. retirement plan liabilities.  Forward-looking information in this document is subject to known and unknown risks, uncertainties and contingencies, which could cause actual results, performance or achievements to differ materially from those that are anticipated.

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

Part II - Other Information

Item 1.  Legal Proceedings

We are involved in various lawsuits and claims in the ordinary course of business.  We are not able to estimate the range of losses for some of these matters.  We have recorded accruals for losses that are considered probable and reasonably estimable.  We do not believe that the ultimate disposition of any of these matters will have a material adverse effect on our liquidity, financial position or results of operations.  Additional information with respect to these matters is contained in Note 9 to the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6.  Exhibits

Exhibit
Number        Description

10.1	Pension Equalization Plan, as amended and restated as of July 23, 2012.
10.2	First Amendment to Rabbi Trust Agreement, dated as of July 20, 2012, by and between the Registrant and Wells Fargo Bank, N.A., as Trustee.
10.3	Terms and Conditions for options granted under 2005 Equity Incentive Plan, effective July 11, 2012.
10.4	Terms and Conditions for restricted stock units granted under 2005 Equity Incentive Plan, effective July 11, 2012.
10.5	Change in Control Agreement, dated as of June 15, 2012, between the Registrant and Thomas C. Schievelbein.
10.6	Stock Option Award Agreement, dated as of June 15, 2012, between the Registrant and Thomas C. Schievelbein.
10.7	Restricted Stock Unit Award Agreement, dated as of June 15, 2012, between the Registrant and Thomas C. Schievelbein.
10.8	Directors’ Stock Accumulation Plan, as amended and restated as of July 12, 2012.
10.9	Non-Employee Directors’ Equity Plan, as amended and restated as of July 12, 2012.
31.1
Certification of Thomas C. Schievelbein, President and Chief Executive Officer (Principal Executive Officer) of The Brink’s Company, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Joseph W. Dziedzic, Vice President and Chief Financial Officer (Principal Financial Officer) of The Brink’s Company, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Thomas C. Schievelbein,  President and Chief Executive Officer (Principal Executive Officer) of The Brink’s Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Joseph W. Dziedzic, Vice President and Chief Financial Officer (Principal Financial Officer) of The Brink’s Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2012, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Consolidated Balance Sheets at June 30, 2012, and December 31, 2011, (ii)  the Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011, (iv) the Consolidated Statement of Equity for the six months ended June 30, 2012, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

July 26, 2012	By: /s/ Joseph W. Dziedzic
Joseph W. Dziedzic
(Vice President and
Chief Financial Officer)
(principal financial officer)