Form 10-Q
period 2012-09-30
BRINKS CO
filed 2012-10-25
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes  ☐  No  ☒

As of October 23, 2012, 47,769,222 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements

THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(In millions)	2012	2011

ASSETS

Current assets:
Cash and cash equivalents	$202.7	182.9
Accounts receivable, net	622.8	550.5
Prepaid expenses and other	145.7	134.1
Deferred income taxes	79.8	66.4
Total current assets	1,051.0	933.9

Property and equipment, net	762.2	749.2
Goodwill	242.6	231.4
Other intangibles	59.1	63.8
Deferred income taxes	376.9	350.8
Other	72.1	77.1

Total assets	$2,563.9	2,406.2

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$32.6	25.4
Current maturities of long-term debt	29.4	28.7
Accounts payable	152.2	159.5
Accrued liabilities	546.2	488.5
Total current liabilities	760.4	702.1

Long-term debt	363.2	335.3
Accrued pension costs	343.8	369.6
Retirement benefits other than pensions	315.9	315.4
Deferred income taxes	31.8	23.0
Other	185.4	178.4
Total liabilities	2,000.5	1,923.8

Commitments and contingent liabilities (notes 3, 4 and 9)

Equity:
The Brink’s Company (“Brink’s”) shareholders:
Common stock	47.8	46.9
Capital in excess of par value	568.3	559.5
Retained earnings	636.0	589.5
Accumulated other comprehensive loss	(763.6)	(787.9)
Brink’s shareholders	488.5	408.0

Noncontrolling interests	74.9	74.4

Total equity	563.4	482.4

Total liabilities and equity	$2,563.9	2,406.2

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Income
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions, except per share amounts)	2012	2011	2012	2011

Revenues	$979.0	995.8	2,912.9	2,888.4

Costs and expenses:
Cost of revenues	799.0	807.7	2,384.9	2,373.9
Selling, general and administrative expenses	147.4	136.6	427.4	400.3
Total costs and expenses	946.4	944.3	2,812.3	2,774.2
Other operating income (expense)	4.5	11.0	5.4	5.7

Operating profit	37.1	62.5	106.0	119.9

Interest expense	(5.7)	(6.5)	(17.4)	(18.2)
Interest and other income (expense)	1.5	1.3	6.3	6.8
Income from continuing operations before tax	32.9	57.3	94.9	108.5
Provision (benefit) for income taxes	14.7	20.9	20.8	37.9

Income from continuing operations	18.2	36.4	74.1	70.6

Income from discontinued operations, net of tax	-	(0.7)	-	3.0

Net income	18.2	35.7	74.1	73.6
Less net income attributable to noncontrolling interests	(4.7)	(4.9)	(13.1)	(14.9)

Net income attributable to Brink’s	13.5	30.8	61.0	58.7

Income attributable to Brink’s:
Continuing operations	13.5	31.5	61.0	55.7
Discontinued operations	-	(0.7)	-	3.0

Net income attributable to Brink’s	$13.5	30.8	61.0	58.7

Earnings per share attributable to Brink’s common shareholders:
Basic:
Continuing operations	$0.28	0.66	1.26	1.17
Discontinued operations	-	(0.02)	-	0.06
Net income	0.28	0.64	1.26	1.23

Diluted:
Continuing operations	$0.28	0.66	1.26	1.16
Discontinued operations	-	(0.02)	-	0.06
Net income	0.28	0.64	1.26	1.22

Weighted-average shares
Basic	48.5	48.0	48.4	47.8
Diluted	48.6	48.1	48.6	48.1

Cash dividends paid per common share	$0.10	0.10	0.30	0.30

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2012	2011	2012	2011

Net income	$18.2	35.7	74.1	73.6

Other comprehensive income (loss):
Benefit plan adjustments:
Net experience gains (losses) arising during the period	(3.8)	(1.0)	(11.1)	(4.7)
Tax benefit (provision) related to net experience gains and losses arising during the period	1.2	0.3	3.2	1.3
Reclassification adjustment for amortization of prior net experience loss included in net income	18.6	12.1	56.6	36.3
Tax benefit related to reclassification adjustment for prior net experience loss	(6.6)	(4.3)	(20.3)	(13.0)
Prior service cost (credit) from plan amendment during the period	0.2	-	(12.0)	-
Tax benefit related to prior service cost from plan amendment during the period	-	-	4.2	-
Reclassification adjustment for amortization of prior service cost (credit) included in net income	1.1	0.9	2.9	2.7
Tax provision (benefit) related to reclassification adjustment for prior service cost (credit)	(0.2)	(0.3)	(0.7)	(0.9)
Deferred profit sharing	0.2	(0.1)	0.5	0.2
Benefit plan adjustments, net of tax	10.7	7.6	23.3	21.9

Foreign currency translation adjustments	11.9	(75.0)	1.0	(35.6)

Available-for-sale securities:
Unrealized net gains (losses) on available-for-sale securities arising during the period	0.3	(1.4)	0.8	1.9
Tax benefit (provision) related to unrealized net gains and losses on available-for-sale securities	(0.1)	0.5	(0.2)	0.1
Reclassification adjustment for net (gains) losses realized in net income	(0.7)	-	(2.8)	(4.4)
Tax provision (benefit) related to reclassification adjustment	0.2	-	1.0	0.9
Unrealized net gains (losses) on available-for-sale securities, net of tax	(0.3)	(0.9)	(1.2)	(1.5)
Other comprehensive income (loss)	22.3	(68.3)	23.1	(15.2)

Comprehensive income (loss)	$40.5	(32.6)	97.2	58.4

Summary by Equity Interest
Amounts attributable to Brink’s:
Net income	$13.5	30.8	61.0	58.7
Benefit plan adjustments	10.5	7.6	26.2	21.9
Foreign currency	11.2	(72.5)	(0.8)	(33.8)
Available-for-sale securities	(0.3)	(0.9)	(1.2)	(1.6)
Other comprehensive income (loss)	21.4	(65.8)	24.2	(13.5)
Comprehensive income (loss) attributable to Brink’s	34.9	(35.0)	85.2	45.2

Amounts attributable to noncontrolling interests:
Net income	4.7	4.9	13.1	14.9
Benefit plan adjustments	0.2	-	(2.9)	-
Foreign currency	0.7	(2.5)	1.8	(1.8)
Available-for-sale securities	-	-	-	0.1
Other comprehensive income (loss)	0.9	(2.5)	(1.1)	(1.7)
Comprehensive income (loss) attributable to noncontrolling interests	5.6	2.4	12.0	13.2

Comprehensive income (loss)	$40.5	(32.6)	97.2	58.4

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statement of Equity

Nine Months ended September 30, 2012
(Unaudited)

	Attributable to Brink’s
			Capital		Accumulated	Attributable
			in Excess		Other	to
		Common	of Par	Retained	Comprehensive	Noncontrolling
(In millions)	Shares	Stock	Value	Earnings	Loss	Interests	Total

Balance as of December 31, 2011	46.9	$46.9	559.5	589.5	(787.9)	74.4	482.4

Net income	-	-	-	61.0	-	13.1	74.1
Other comprehensive income (loss)	-	-	-	-	24.2	(1.1)	23.1
Shares contributed to pension plan (see note 6)	0.4	0.4	8.6	-	-	-	9.0
Dividends:
Brink’s common shareholders ($0.30 per share)	-	-	-	(14.2)	-	-	(14.2)
Noncontrolling interests	-	-	-	-	-	(5.9)	(5.9)
Share-based compensation
Stock options and awards:
Compensation expense	-	-	7.1	-	-	-	7.1
Consideration from exercise of stock options	-	-	0.3	-	-	-	0.3
Excess tax benefit (tax deficiency) of stock compensation	-	-	(2.5)	-	-	-	(2.5)
Other share-based benefit programs	0.5	0.5	(4.1)	(0.3)	-	-	(3.9)
Acquisitions of noncontrolling interests	-	-	(0.6)	-	0.1	(6.0)	(6.5)
Capital contributions from noncontrolling interest	-	-	-	-	-	0.4	0.4

Balance as of September 30, 2012	47.8	$47.8	568.3	636.0	(763.6)	74.9	563.4

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months
	Ended September 30,
(In millions)	2012	2011

Cash flows from operating activities:
Net income	$74.1	73.6
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Income from discontinued operations, net of tax	-	(3.0)
Depreciation and amortization	126.0	120.5
Share-based compensation expense	7.1	5.3
Deferred income taxes	(44.0)	(29.4)
Gains and losses:
Sales of available-for-sale securities	(2.8)	(4.4)
Sales of property and other assets	(7.7)	(1.2)
Business acquisitions and dispositions	(0.8)	(9.2)
Impairment losses	6.9	0.8
Retirement benefit funding (more) less than expense:
Pension	(10.3)	6.6
Other than pension	17.0	8.4
Other operating	12.3	8.8
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(92.7)	(25.7)
Accounts payable, income taxes payable and accrued liabilities	53.5	38.2
Prepaid and other current assets	(11.5)	(24.1)
Other	2.2	3.4
Discontinued operations	-	1.4
Net cash provided by operating activities	129.3	170.0

Cash flows from investing activities:
Capital expenditures	(120.6)	(118.7)
Acquisitions	(17.1)	(3.0)
Available-for-sale securities:
Purchases	-	(0.5)
Sales	15.0	12.6
Cash proceeds from sale of property, equipment and investments	12.1	12.8
Cash settlements of foreign currency derivatives	0.6	0.1
Redemption of cash-surrender value of life insurance policies	6.2	-
Other	4.2	-
Net cash used by investing activities	(99.6)	(96.7)

Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term debt	6.1	(14.8)
Long-term revolving credit facilities	26.5	(101.5)
Issuance of private placement notes	-	100.0
Other long-term debt:
Borrowings	9.7	-
Repayments	(22.2)	(21.3)
Cash proceeds from sale-leaseback transactions	-	14.7
Acquisition of noncontrolling interests in subsidiaries	(5.9)	-
Debt financing costs	(1.5)	(0.7)
Dividends to:
Shareholders of Brink’s	(14.2)	(14.0)
Noncontrolling interests in subsidiaries	(5.9)	(15.4)
Proceeds from exercise of stock options	0.3	5.1
Excess tax benefits associated with share-based compensation	-	1.1
Minimum tax withholdings associated with share-based compensation	(5.6)	(2.5)
Net cash used by financing activities	(12.7)	(49.3)
Effect of exchange rate changes on cash	2.8	(6.5)
Cash and cash equivalents:
Increase (decrease)	19.8	17.5
Balance at beginning of period	182.9	183.0
Balance at end of period	$202.7	200.5

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of presentation

The Brink’s Company (along with its subsidiaries, “Brink’s” or “we”) has two reportable segments:

•             International
•             North America

Our unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, the unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Certain prior year amounts related to the statement of cash flows have been reclassified to conform to the 2012 presentation.

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

Venezuela
Our Venezuelan operations accounted for $235.1 million or 8% of total Brink’s revenues in the nine months ended September 30, 2012.  Our operating margins in Venezuela have varied depending on the mix of business during any year and have been up to three times our overall international segment operating margin rate.

The economy in Venezuela has had significant inflation in the last several years.  Beginning January 1, 2010, we designated Venezuela’s economy as highly inflationary for accounting purposes, and we consolidated our Venezuelan results using our accounting policy for subsidiaries operating in highly inflationary economies. In June 2010, the Venezuelan government established an exchange process that requires each transaction be approved by the government’s central bank (the “SITME” rate).  On a daily basis, the central bank publishes ranges of prices at which it may approve transactions to purchase dollar-denominated bonds, resulting in an exchange rate range of 4.3 to 5.3 bolivar fuertes to the U.S. dollar. To date, approved transactions have been at the upper end of the range.  To the extent we need to obtain U.S. dollars, we currently expect our U.S. dollar-denominated transactions to be settled at a rate of 5.3 bolivar fuertes to the U.S. dollar.  We have used this rate to remeasure our bolivar fuerte-denominated monetary assets and liabilities into U.S. dollars at September 30, 2012, resulting in bolivar fuerte-denominated net monetary assets at September 30, 2012, of $65.7 million.  For the nine months ended September 30, 2012 and for the year ended December 31, 2011, we did not recognize any remeasurement gains or losses because the SITME rate did not change.

Under the SITME process, approved transactions may not exceed $350,000 per legal entity per month.  We have obtained sufficient U.S. dollars to purchase imported supplies and fixed assets to operate our business in Venezuela but our continued ability to do this is less certain.  Although we believe the repatriation of cash invested in Venezuela will be limited in the future, we have been successful at converting a small amount of bolivar fuertes to U.S. dollars through other legal channels at a rate not as favorable as the SITME rate.

At September 30, 2012, our Venezuelan subsidiaries held $0.4 million of cash and short-term investments denominated in U.S. dollars and $34.2 million of cash denominated in bolivar fuertes.  On an equity-method basis, we had investments in our Venezuelan operations of $84.4 million at September 30, 2012.

Recently Adopted Accounting Standards
In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  ASU 2011-04 changes how fair value guidance is applied in certain circumstances and expands the disclosure requirements around fair value measurements.  For entities with fair value measurements classified as Level 3, required disclosures include a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation processes in place, a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs, and quantitative disclosures about unobservable inputs used in fair value measurements other than those valuations that use net asset value as a practical expedient.  We adopted the guidance effective January 1, 2012.  The adoption of this guidance did not have a material effect on our financial statements.

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

Standards Not Yet Adopted
In July 2012, the FASB issued ASU 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. Under the revised guidance, entities testing indefinite-lived intangible assets for impairment have the option of performing a qualitative assessment before calculating fair value. If entities determine, on the basis of qualitative factors, that it is more likely than not that the fair value of the indefinite-lived intangible is less than the carrying amount, the fair value calculation would be required. The ASU also requires that the same qualitative factors be considered when determining whether an interim impairment evaluation is necessary.  Although the ASU is effective for fiscal years beginning after September 15, 2012, we will adopt this guidance for the 2012 reporting year for our annual October 1 indefinite-lived intangible impairment evaluation.  The adoption of this guidance is not expected to have a material effect on our financial statements.

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

The primary services of the reportable segments include:
•	Cash-in-transit (“CIT”) – armored vehicle transportation
•	Automated teller machine (“ATM”) – replenishment and servicing, network infrastructure services
•	Global Services – transportation of valuables globally
•	Cash Management Services – supply chain management of cash
•	Payment Services – consumers pay utility and other bills at payment locations
•	Guarding Services – including airport security

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2012	2011	2012	2011

Revenues:
International	$744.4	751.3	2,204.3	2,158.1
North America	234.6	244.5	708.6	730.3
Revenues	$979.0	995.8	2,912.9	2,888.4

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2012	2011	2012	2011

Operating profit:
International	$50.8	61.4	148.1	132.8
North America	8.3	8.7	25.5	25.9
Segment operating profit	59.1	70.1	173.6	158.7
Non-segment	(22.0)	(7.6)	(67.6)	(38.8)
Operating profit	$37.1	62.5	106.0	119.9

Note 3 – Retirement benefits

Pension plans
We have various defined-benefit pension plans covering eligible current and former employees.  Benefits under most plans are based on salary and years of service.

The components of net periodic pension cost (credit) for our pension plans were as follows:

	U.S. plans		Non-U.S. plans		Total
(In millions)	2012	2011	2012	2011	2012	2011

Three months ended September 30,

Service cost	$-	-	2.8	2.5	2.8	2.5
Interest cost on projected benefit obligation	11.0	11.6	5.0	4.3	16.0	15.9
Return on assets – expected	(14.9)	(16.2)	(3.0)	(3.0)	(17.9)	(19.2)
Amortization of losses	9.7	7.0	0.9	0.5	10.6	7.5
Amortization of prior service cost	-	-	0.6	0.4	0.6	0.4
Settlement loss	1.0	-	1.5	0.7	2.5	0.7
Net periodic pension cost	$6.8	2.4	7.8	5.4	14.6	7.8

Nine months ended September 30,

Service cost	$-	-	8.2	7.8	8.2	7.8
Interest cost on projected benefit obligation	33.0	34.7	13.9	12.9	46.9	47.6
Return on assets – expected	(44.9)	(48.7)	(9.1)	(9.1)	(54.0)	(57.8)
Amortization of losses	29.4	21.0	3.0	2.0	32.4	23.0
Amortization of prior service cost	-	-	1.4	1.2	1.4	1.2
Settlement loss	5.0	-	2.6	1.7	7.6	1.7
Net periodic pension cost	$22.5	7.0	20.0	16.5	42.5	23.5

We made a $9 million stock contribution to our primary U.S. pension plan in the first three months of 2012 and cash contributions in an aggregate amount of $13 million to the plan in the first nine months of 2012.  New federal legislation titled Moving Ahead for Progress in the 21st Century (“MAP-21”) was passed in July 2012. MAP-21 effectively raises the discount rates used to determine our primary U.S. pension plan’s benefit liability for funding purposes and has the effect of spreading the expected funding requirements for the pension plan over a longer period of time. As a result of the implementation of this legislation, we are not required to make additional contributions to the primary U.S. pension plan during the remainder of 2012.

We recognized $5.0 million in settlement losses in the first nine months of 2012 related to the payment of U.S. pension benefits.

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

The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

	UMWA plans		Black lung and other plans		Total
(In millions)	2012	2011	2012	2011	2012	2011

Three months ended September 30,

Service cost	$-	-	0.2	-	0.2	-
Interest cost on accumulated postretirement benefit obligations	5.6	5.9	0.7	0.7	6.3	6.6
Return on assets – expected	(5.3)	(6.4)	-	-	(5.3)	(6.4)
Amortization of losses	5.1	3.8	0.4	0.1	5.5	3.9
Amortization of prior service cost	-	-	0.5	0.5	0.5	0.5
Net periodic pension cost	$5.4	3.3	1.8	1.3	7.2	4.6

Nine months ended September 30,

Service cost	$-	-	0.3	-	0.3	-
Interest cost on accumulated postretirement benefit obligations	16.8	17.9	2.2	2.1	19.0	20.0
Return on assets – expected	(15.9)	(19.2)	-	-	(15.9)	(19.2)
Amortization of losses	15.6	11.3	1.0	0.3	16.6	11.6
Amortization of prior service cost	-	-	1.5	1.5	1.5	1.5
Net periodic pension cost	$16.5	10.0	5.0	3.9	21.5	13.9

Note 4 – Income taxes

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

Continuing operations
Provision (benefit) for income taxes (in millions)	$14.7	20.9	20.8	37.9
Effective tax rate	44.7%	36.5%	21.9%	34.9%

2012 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first nine months of 2012 was lower than the 35% U.S. statutory tax rate largely due to a $21 million non-cash income tax benefit as a result of the Company changing its funding strategy for retiree health care obligations (as described below), partially offset by higher taxes due to the geographical mix of earnings, withholding taxes, and the characterization of a French business tax as an income tax.

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

2011 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first nine months of 2011 was slightly lower than the 35% U.S. statutory tax rate largely due to a $4.4 million benefit for the release of a U.S. valuation allowance and $1.6 million in benefits for changes in legislation in various jurisdictions, tax claims and audit settlements.  These benefits were mostly offset by higher taxes due to the geographical mix of earnings and the characterization of a French business tax as an income tax.

Note 5 – Share-based compensation plans

We have share-based compensation plans to retain employees and nonemployee directors and to more closely align their interests with those of our shareholders.

The 2005 Equity Incentive Plan (the “2005 Plan”) permits grants of stock options, restricted stock, stock appreciation rights, performance stock and other share-based awards to employees.

We provide share-based awards to directors through the Non-Employee Directors’ Equity Plan (the “Directors’ Plan”).

The fair value of the options granted during the 2012 and 2011 periods was calculated using the following estimated weighted-average assumptions:

	Three Months						Nine Months
	Ended September 30,						Ended September 30,
Options Granted	2012			2011			2012			2011

Number of shares underlying options, in thousands			182			290			389			290
Weighted-average exercise price per share			$22.56			31.47			22.47			31.47

Assumptions used to estimate fair value
Expected dividend yield (a):
Weighted-average			1.8%			1.3%			1.8%			1.3%
Range			1.8%			1.3%			1.8%			1.3%
Expected volatility (b):
Weighted-average			40%			36%			40%			36%
Range			40%	36%	–	37%			40%	36%	–	37%
Risk-free interest rate (c):
Weighted-average			0.6%			1.2%			0.7%			1.2%
Range	0.4%	–	0.8%	0.5%	–	1.9%	0.4%	–	0.9%	0.5%	–	1.9%
Expected term in years (d):
Weighted-average			4.3			3.8			4.3			3.8
Range	3.3	–	5.3	1.9	–	5.3	3.3	–	5.3	1.9	–	5.3

Weighted-average fair value estimates at grant date:
In millions			$1.2			2.4			2.5			2.4
Fair value per share			$6.31			8.17			6.30			8.17

(a)	The expected dividend yield is the calculated yield on Brink’s common stock at the time of the grant.
(b)	The expected volatility was estimated after reviewing the historical volatility of our stock using daily close prices.
(c)	The risk-free interest rate was based on U.S. Treasury debt yields at the time of the grant.
(d)	The expected term of the options was based on our historical option exercise, expiration and post-vesting cancellation behaviors.

Nonvested Share Activity
	Number of Shares			Weighted-Average
	2005	Directors’		Grant-Date
(in thousands of shares, except per share amounts)	Plan	Plan	Total	Fair Value (a)

Balance as of December 31, 2011	299.6	15.8	315.4	$25.99
Granted	315.1	23.0	338.1	22.13
Cancelled awards	(13.5)	-	(13.5)	24.85
Vested	(184.9)	(15.8)	(200.7)	25.69
Balance as of September 30, 2012	416.3	23.0	439.3	$23.20

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

Shares Used to Calculate Earnings per Share

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2012	2011	2012	2011

Weighted-average shares:
Basic (a)	48.5	48.0	48.4	47.8
Effect of dilutive stock options and awards	0.1	0.1	0.2	0.3
Diluted	48.6	48.1	48.6	48.1

Antidilutive stock options and awards excluded from denominator	2.2	2.7	2.5	2.2

(a)
We have deferred compensation plans for directors and certain of our employees.  Amounts owed to participants are denominated in common stock units.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average units credited to employees and directors under the deferred compensation plans.  Accordingly, included in basic shares are weighted-average units of 0.7 million in the three months and 1.0 million in the nine months ended September 30, 2012, and 1.2 million in the three months and 1.1 million in the nine months ended September 30, 2011.

Note 7 – Supplemental cash flow information

	Nine Months
	Ended September 30,
(In millions)	2012	2011

Cash paid for:
Interest	$17.3	17.0
Income taxes	73.9	60.0

Non-cash Investing and Financing Activities
We acquired $11.6 million of armored vehicles under capital lease arrangements in the first nine months of 2012, as compared to $54.7 million for armored vehicles, CompuSafe® units and other equipment in the first nine months of 2011.  In the prior year period, some of the assets acquired under capital leases were part of sales-leaseback transactions of assets that were previously owned.  Proceeds from sale of those assets were $14.7 million in the first nine months of 2011.  The proceeds approximated net book value on the dates of those transactions. Related gains and losses were not material.

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

	September 30,	December 31,
(In millions)	2012	2011

Mutual funds
Cost	$4.3	16.9
Gross unrealized gains	1.2	3.1
Fair value	$5.5	20.0

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

The fair value and carrying value of our DTA bonds and our unsecured notes are as follows:
	September 30,	December 31,
(In millions)	2012	2011

DTA bonds
Carrying value	$43.2	43.2
Fair value	44.3	44.0

Unsecured notes issued in a private placement
Carrying value	100.0	100.0
Fair value	109.6	106.4

Other Financial Instruments
Other financial instruments include cash and cash equivalents, short-term fixed rate deposits, accounts receivable, floating rate debt, accounts payable and accrued liabilities.  The financial statement carrying amounts of these items approximate the fair value.

The fair value of outstanding foreign currency contracts was not significant.  There were no transfers in or out of any of the levels of the valuation hierarchy in the first nine months of 2012.

Note 9 – Commitments and contingent matters

Operating leases
We have made residual value guarantees of approximately $19.9 million at September 30, 2012, related to operating leases, principally for trucks and other vehicles.

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

THE BRINK’S COMPANY
and subsidiaries

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Brink’s Company offers transportation and logistics management services for cash and valuables throughout the world.  These services include:
•	armored vehicles transportation, which we refer to as cash-in-transit (“CIT”)
•	automated teller machine (“ATM”) - replenishment and servicing, network infrastructure services
•	arranging secure transportation of valuables over long distances and around the world (“Global Services”)
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

	Third Quarter		%	Nine Months		%
(In millions, except per share amounts)	2012	2011	Change	2012	2011	Change

GAAP
Revenues	$979.0	995.8	(2)	$2,912.9	2,888.4	1
Segment operating profit (a)	59.1	70.1	(16)	173.6	158.7	9
Non-segment expense	(22.0)	(7.6)	189	(67.6)	(38.8)	74
Operating profit	37.1	62.5	(41)	106.0	119.9	(12)
Income from continuing operations (b)	13.5	31.5	(57)	61.0	55.7	10
Diluted EPS from continuing operations (b)	0.28	0.66	(58)	1.26	1.16	9

Non-GAAP (c)
Revenues	$979.0	995.8	(2)	$2,912.9	2,888.4	1
Segment operating profit (a)	60.4	71.6	(16)	180.4	172.8	4
Non-segment expense	(10.4)	(10.7)	(3)	(31.7)	(29.9)	6
Operating profit	50.0	60.9	(18)	148.7	142.9	4
Income from continuing operations (b)	24.5	28.7	(15)	71.6	64.5	11
Diluted EPS from continuing operations (b)	0.50	0.60	(17)	1.47	1.34	10

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

Overview
GAAP
Third Quarter
Our revenues decreased $17 million or 2% and our operating profit decreased $25 million or 41% in 2012.  Revenues decreased due to unfavorable changes in currency exchange rates, partially offset by organic growth in our International segment.  Operating profit decreased primarily due to increased U.S. retirement plan expenses ($7 million), the 2011 gain recognized on the sale of the U.S. Document Destruction business ($7 million), the negative impact of changes in currency exchange rates ($5 million) and impairment losses related to certain operations expected to be sold in the near term ($4 million).

Our income from continuing operations in 2012 decreased $18 million compared to 2011 primarily due to the operating profit decrease mentioned above, partially offset by the positive income tax impact of the profit decrease.

Our earnings per share from continuing operations was $0.28, down from $0.66 in 2011.

Nine Months
Our revenues increased $25 million or 1% and our operating profit decreased $14 million or 12% in 2012.  Revenues increased due to organic growth in our International segment, partially offset by unfavorable changes in currency exchange rates.  Operating profit decreased primarily due to increased U.S. retirement plan expenses ($22 million), the negative impact of changes in currency exchange rates ($12 million), the 2011 gain recognized on the sale of the U.S. Document Destruction business ($7 million) and impairment losses related to certain operations expected to be sold in the near term ($4 million), partially offset by organic profit improvement in our International segment ($22 million) and a $10 million settlement loss in Belgium recognized in the second quarter of 2011.

Our income from continuing operations in 2012 increased 10% compared to 2011 primarily due to lower tax expense ($17 million) mainly resulting from a $21 million tax benefit related to a change in retiree health care funding strategy, partially offset by the operating profit decrease mentioned above.

Our earnings per share from continuing operations was $1.26, up from $1.16 in 2011.

Non-GAAP
Non-GAAP results include the following adjustments:
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

GAAP Diluted EPS	$0.28	0.66	1.26	1.16
Exclude U.S. retirement plan expenses	0.18	0.09	0.56	0.27
Exclude employee benefit settlement and acquisition-related severance	0.03	0.01	0.05	0.02
Exclude gains and losses on acquisitions and asset dispositions	0.03	(0.14)	(0.01)	(0.20)
Exclude Belgium settlement	-	-	-	0.13
Exclude tax benefit from change in retiree health care funding strategy	-	-	(0.43)	-
Adjust quarterly tax rate to full-year average rate	(0.01)	(0.02)	0.06	(0.05)
Non-GAAP Diluted EPS	$0.50	0.60	1.47	1.34

Amounts may not add due to rounding.  Non-GAAP results are reconciled in more detail to the applicable GAAP results on pages 32 – 33.

Third Quarter
The analysis of non-GAAP revenues is the same as the analysis of GAAP revenues.  Operating profit decreased $11 million or 18% in 2012 versus 2011 due to an organic decrease in our International segment ($8 million) and the negative impact of changes in currency exchange rates ($5 million).

Our income from continuing operations in 2012 decreased 15% primarily due to the operating profit decrease mentioned above, partially offset by the positive income tax impact of the profit decrease ($4 million) and lower income attributable to noncontrolling interests ($2 million).

Our earnings per share from continuing operations was $0.50, down from $0.60 in 2011.

Nine Months
The analysis of non-GAAP revenues is the same as the analysis of GAAP revenues.  Operating profit increased $6 million or 4% in 2012 primarily due to organic improvement in our International ($15 million) and North American ($4 million) segments, partially offset by the negative impact of changes in currency exchange rates ($12 million).

Our income from continuing operations in 2012 increased 11% primarily due to higher operating profit and lower income attributable to noncontrolling interests ($2 million), partially offset by higher tax expense.

Our earnings per share from continuing operations was $1.47, up from $1.34 in 2011.

Outlook for full-year 2012

GAAP
Our organic revenue growth rate for 2012 is expected to be in the 5% to 8% range, and our operating segment margin is expected to be 6.7%.  Our assumptions behind the annual segment margin include better results in Europe and North America and a decline in Latin America due to lower profits in Venezuela. Our International organic revenue growth rate for 2012 is expected to be in the 7% to 10% range, and our International segment margin is expected to be in the 7.0% to 8.0% range.  Our North America revenue is projected to decline by 2% in 2012 on an organic basis, and our North America segment margin is expected to be in the 3.6% to 4.1% range.

Non-GAAP
Our outlook for non-GAAP revenues is the same as our outlook for GAAP revenues.

Our operating segment margin is expected to be 6.7%. Our assumptions behind the annual segment margin include better results in Europe and North America and a decline in Latin America due to lower profits in Venezuela. Our International segment margin is expected to be in the 7.0% to 8.0% range and our North America segment margin is expected to be in the 4.5% to 5.0% range.

See page 31 for a summary of our 2012 Outlook.

Segment Operating Results
Segment Review
Third Quarter 2012 versus Third Quarter 2011
GAAP
		Organic	Acquisitions /	Currency		% Change
(In millions)	3Q '11	Change	Dispositions (b)	(c)	3Q '12	Total	Organic
Revenues:
International:
Latin America	$375.1	43.6	0.6	(34.1)	385.2	3	12
EMEA	335.9	22.5	-	(38.3)	320.1	(5)	7
Asia Pacific	40.3	0.9	-	(2.1)	39.1	(3)	2
International	751.3	67.0	0.6	(74.5)	744.4	(1)	9
North America	244.5	(8.9)	-	(1.0)	234.6	(4)	(4)
Total	$995.8	58.1	0.6	(75.5)	979.0	(2)	6
Operating profit:
International	$61.4	(1.0)	(4.7)	(4.9)	50.8	(17)	(2)
North America	8.7	(0.3)	-	(0.1)	8.3	(5)	(3)
Segment operating profit	70.1	(1.3)	(4.7)	(5.0)	59.1	(16)	(2)
Non-segment (a)	(7.6)	(5.5)	(8.9)	-	(22.0)	189	72
Total	$62.5	(6.8)	(13.6)	(5.0)	37.1	(41)	(11)
Segment operating margin:
International	8.2%				6.8%
North America	3.6%				3.5%
Segment operating margin	7.0%				6.0%

Non-GAAP
		Organic	Acquisitions /	Currency		% Change
(In millions)	3Q '11	Change	Dispositions (b)	(c)	3Q '12	Total	Organic
Revenues:
International:
Latin America	$375.1	43.6	0.6	(34.1)	385.2	3	12
EMEA	335.9	22.5	-	(38.3)	320.1	(5)	7
Asia Pacific	40.3	0.9	-	(2.1)	39.1	(3)	2
International	751.3	67.0	0.6	(74.5)	744.4	(1)	9
North America	244.5	(8.9)	-	(1.0)	234.6	(4)	(4)
Total	$995.8	58.1	0.6	(75.5)	979.0	(2)	6
Operating profit:
International	$62.1	(7.5)	0.2	(4.9)	49.9	(20)	(12)
North America	9.5	1.1	-	(0.1)	10.5	11	12
Segment operating profit	71.6	(6.4)	0.2	(5.0)	60.4	(16)	(9)
Non-segment (a)	(10.7)	0.3	-	-	(10.4)	(3)	(3)
Total	$60.9	(6.1)	0.2	(5.0)	50.0	(18)	(10)
Segment operating margin:
International	8.3%				6.7%
North America	3.9%				4.5%
Segment operating margin	7.2%				6.2%

(a)	Includes income and expense not allocated to segments (see page 26 for details).
(b)	Includes operating results and gains/losses on acquisitions, sales and exits of businesses. Also includes impairment charges related to businesses that we expect to dispose of in the near term.
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

Amounts may not add due to rounding.

Segment Review
Third Quarter 2012 versus Third Quarter 2011

Consolidated Segment Review

GAAP
Revenue decreased 2% to $979 million due primarily to unfavorable changes in currency exchange rates partially offset by organic growth of 9% in our International segment.

Segment operating profit decreased 16% ($11 million) reflecting lower profits in our International segment.

Non-GAAP
The analysis of non-GAAP revenue is the same as the analysis of GAAP revenue.

Segment operating profit decreased 16% ($11 million) reflecting lower profits in our International segment.

International Segment Review

Overview
GAAP
Revenues in the third quarter of 2012 for our International segment decreased 1% compared to the same period of 2011 as:
•	revenues in Latin America were 3% higher ($10 million)
•	revenues in EMEA were 5% lower ($16 million), and
•	revenues in Asia Pacific were 3% lower ($1 million).

Operating profit in our International segment decreased 17% ($11 million) due to lower profits in Latin America.

Non-GAAP
The analysis of non-GAAP International segment revenues is the same as the analysis of GAAP International segment revenues.

Operating profit in our International segment decreased 20% ($12 million) due to lower profits in Latin America more than offsetting improvement in EMEA.

Latin America
GAAP
Revenue in Latin America increased 3% ($10 million) due to organic growth of 12% ($44 million) driven by inflation-based price increases across the region, partially offset by an unfavorable currency impact ($34 million).

Latin America operating profit decreased 32% due to lower profits across the region, partially offset by organic growth in Mexico.  Latin America’s profit was negatively affected by
•	write-offs of government receivables in Argentina ($4 million),
•	unfavorable currency impact ($2 million), and
•	increased severance charges,
partially offset by higher profits in Venezuela, where a gain on a building sale ($7 million) more than offset continued pressure.

Non-GAAP
The analysis of Latin America non-GAAP revenues is the same as the analysis of GAAP revenues.

Latin America operating profit decreased 49% due to lower profits across the region, partially offset by organic growth in Mexico.  Latin America’s profit was negatively affected by
•	write-offs of government receivables in Argentina ($4 million),
•	reduced profits in Venezuela, where we expect pressure to continue,
•	unfavorable currency impact ($2 million), and
•	increased severance charges.

EMEA
GAAP
Revenue in EMEA decreased 5% ($16 million) due to unfavorable currency impact ($38 million), partially offset by organic revenue growth of 7% ($23 million).  Organic growth was driven by higher volumes in France, the United Kingdom, and the Netherlands.

EMEA operating profit decreased 3% due to:
•	impairment losses related to certain operations expected to be sold in the near term ($4 million), and
•	unfavorable currency impact ($3 million),
partially offset by organic growth in the Netherlands, France, and Russia.

Non-GAAP
The analysis of EMEA non-GAAP revenues is the same as the analysis of GAAP revenues.

EMEA operating profit increased 20% due to organic growth in the Netherlands, France, and Russia, partially offset by unfavorable currency impact ($3 million).

Asia Pacific
Revenue in Asia Pacific decreased 3% ($1 million) due mainly to unfavorable currency ($2 million).

Operating profit decreased about $2 million due to lower profits across the region.

North America Segment

GAAP
Revenues in North America decreased 4% ($10 million) due to a 4% organic decrease primarily in the U.S. from CIT volume and price pressure and unfavorable currency impact ($1 million).

Operating profit decreased 5% due to increased U.S. retirement plan expenses ($1 million), lower CIT demand, and continued pricing pressure, which more than offset cost reductions.

Non-GAAP
The analysis of North America non-GAAP revenues is the same as the analysis of North America GAAP revenues.

Operating profit increased 11% ($1 million) due to cost reductions in the U.S. despite lower CIT demand and continued pricing pressure.

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

Segment Review
Nine Months 2012 versus Nine Months 2011

GAAP
		Organic	Acquisitions /	Currency		% Change
(In millions)	YTD '11	Change	Dispositions (b)	(c)	YTD '12	Total	Organic
Revenues:
International:
Latin America	$1,067.9	168.4	0.6	(89.5)	1,147.4	7	16
EMEA	976.5	52.9	0.3	(88.0)	941.7	(4)	5
Asia Pacific	113.7	6.2	-	(4.7)	115.2	1	5
International	2,158.1	227.5	0.9	(182.2)	2,204.3	2	11
North America	730.3	(14.6)	(2.6)	(4.5)	708.6	(3)	(2)
Total	$2,888.4	212.9	(1.7)	(186.7)	2,912.9	1	7
Operating profit:
International	$132.8	21.6	5.4	(11.7)	148.1	12	16
North America	25.9	(0.3)	0.2	(0.3)	25.5	(2)	(1)
Segment operating profit	158.7	21.3	5.6	(12.0)	173.6	9	13
Non-segment (a)	(38.8)	(20.4)	(8.4)	-	(67.6)	74	53
Total	$119.9	0.9	(2.8)	(12.0)	106.0	(12)	1
Segment operating margin:
International	6.2%				6.7%
North America	3.5%				3.6%
Segment operating margin	5.5%				6.0%

Non-GAAP
		Organic	Acquisitions /	Currency		% Change
(In millions)	YTD '11	Change	Dispositions (b)	(c)	YTD '12	Total	Organic
Revenues:
International:
Latin America	$1,067.9	168.4	0.6	(89.5)	1,147.4	7	16
EMEA	976.5	52.9	0.3	(88.0)	941.7	(4)	5
Asia Pacific	113.7	6.2	-	(4.7)	115.2	1	5
International	2,158.1	227.5	0.9	(182.2)	2,204.3	2	11
North America	730.3	(14.6)	(2.6)	(4.5)	708.6	(3)	(2)
Total	$2,888.4	212.9	(1.7)	(186.7)	2,912.9	1	7
Operating profit:
International	$144.6	15.2	0.2	(11.7)	148.3	3	11
North America	28.2	4.0	0.2	(0.3)	32.1	14	14
Segment operating profit	172.8	19.2	0.4	(12.0)	180.4	4	11
Non-segment (a)	(29.9)	(1.8)	-	-	(31.7)	6	6
Total	$142.9	17.4	0.4	(12.0)	148.7	4	12
Segment operating margin:
International	6.7%				6.7%
North America	3.9%				4.5%
Segment operating margin	6.0%				6.2%

Amounts may not add due to rounding.

See page 20 for footnote explanations.

Segment Review
Nine Months 2012 versus Nine Months 2011

Consolidated Segment Review

GAAP
Revenue increased 1% to $2,913 million due primarily to organic growth of 11% in our International segment partially offset by unfavorable changes in currency exchange rates.

Segment operating profit increased 9% ($15 million) reflecting improvement in our International segment.

Non-GAAP
The analysis of non-GAAP revenue is the same as the analysis of GAAP revenue.

Segment operating profit increased 4% ($8 million) reflecting improvement in both our International and North America segments.

International Segment Review

Overview
GAAP
Revenues in the first nine months of 2012 for our International segment were 2% higher ($46 million) than the same period of 2011 as:
•	revenues in Latin America were 7% higher ($80 million)
•	revenues in EMEA were down 4% ($35 million), and
•	revenues in Asia Pacific were 1% higher ($2 million).

Operating profit in our International segment increased 12% ($15 million) due to improved profits in EMEA.

Non-GAAP
The analysis of non-GAAP International segment revenues is the same as the analysis of GAAP International segment revenues.

Operating profit in our International segment increased 3% ($4 million) due to improved profits in EMEA, partially offset by lower profits in Latin America and Asia Pacific.

Latin America
GAAP
Revenue in Latin America increased 7% ($80 million) due to:
•	organic growth of 16% ($168 million) driven by inflation-based price increases across the region, partially offset by
•	an unfavorable currency impact ($90 million).

Latin America operating profit was flat with:
•	organic growth in Mexico and Brazil,
•	higher profits in Venezuela, where a gain on a building sale ($7 million) more than offset continued pressure,
•	higher labor agreement expenses in the prior year period, and
•	a 2011 tax on equity in Colombia which did not recur in 2012, offset by:
•	write-offs of government receivables in Argentina ($4 million) and
•	unfavorable currency impact ($7 million).

Non-GAAP
The analysis of Latin America non-GAAP revenues is the same as the analysis of GAAP revenues.

Latin America operating profit decreased 7% due primarily to:
•	write-offs of government receivables in Argentina ($4 million),
•	reduced profits in Venezuela, where we expect pressure to continue, and
•	unfavorable currency impact ($7 million),
partially offset by:
•	organic growth in Mexico and Brazil,
•	higher labor agreement expenses in the prior year period, and

•	a 2011 tax on equity in Colombia which did not recur in 2012.

EMEA
GAAP
Revenue in EMEA decreased 4% due to unfavorable currency impact ($88 million) partially offset by organic revenue growth of 5% ($53 million).  Organic growth was driven by:
•	higher volumes in France, the United Kingdom, and the Netherlands, and
•	a commercial settlement in the Netherlands,
partially offset by a special project in Germany in 2011 that did not recur in 2012.

EMEA operating profit increased 90% due primarily to:
•	a 2011 $10 million settlement loss in Belgium,
•	organic improvement in France and Russia, and
•	a commercial settlement in the Netherlands,
partially offset by:
•	impairment losses related to certain operations expected to be sold in the near term ($4 million) and
•	a special project in Germany in 2011 that did not recur in 2012.

Non-GAAP
The analysis of EMEA non-GAAP revenues is the same as the analysis of GAAP revenues.

EMEA operating profit increased 39% due to:
•	organic improvement in France and Russia, and
•	a commercial settlement in the Netherlands,
partially offset by a special project in Germany in 2011 that did not recur in 2012.

Asia Pacific
Revenue in Asia Pacific increased 1% ($2 million) due mainly to organic growth in China and India.

Operating profit decreased 29% primarily due to lower profits in India.

North American Segment Review

GAAP
Revenues in North America decreased 3% ($22 million) due to a 2% organic decrease ($15 million) primarily in the U.S. from CIT volume and price pressure and unfavorable currency impact ($5 million).

Operating profit was flat due to organic improvement in the U.S. as a result of cost reductions despite lower CIT demand and continued pricing pressure, offset by increased U.S. retirement charges ($4 million).

Non-GAAP
The analysis of North America non-GAAP revenues is the same as the analysis of North America GAAP revenues.

Operating profit increased 14% due to organic improvements in the U.S. on cost reductions despite lower CIT demand and continued pricing pressure.

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

Non-segment Income (Expense)

GAAP	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2012	2011	change	2012	2011	change

General and administrative	$(10.8)	(11.4)	(5)	(33.0)	(31.3)	5
Retirement costs (primarily former operations)	(11.5)	(6.2)	85	(36.7)	(18.6)	97
Gain on business acquisitions and dispositions	(0.1)	8.8	unfav	0.8	9.2	(91)
Royalty income	0.4	0.7	(43)	1.3	1.4	(7)
Gain on sale of property and other assets	-	0.5	(100)	-	0.5	(100)
Non-segment income (expense)	$(22.0)	(7.6)	unfav	(67.6)	(38.8)	74

Third Quarter
Non-segment expenses in the third quarter of 2012 were $14 million higher than 2011, mainly due to:
•	2011 results included $9 million in gains related to the sale of U.S. Document Destruction business ($7 million) and an adjustment to the bargain purchase gain in Mexico ($2 million), and
•	increased retirement costs ($5 million);
partially offset by
•	decreased general and administrative costs ($1 million).

Nine Months
Non-segment expenses in the nine months of 2012 were $29 million higher than 2011, mainly due to:
•	increased retirement costs ($18 million),
•	2011 results included $9 million in gains related to the sale of U.S. Document Destruction business ($7 million) and an adjustment to the bargain purchase gain in Mexico ($2 million), and
•	higher general and administrative costs ($2 million) mainly due to higher expenses related to the appointment of a permanent CEO.

Outlook for full-year 2012
We believe that non-segment expenses will be approximately $87 million in 2012, up from $60 million in 2011 because of an increase in costs related to retirement plans.  See page 31 for a summary of our 2012 Outlook.

Non-GAAP	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2012	2011	change	2012	2011	change

General and administrative	$(10.8)	(11.4)	(5)	(33.0)	(31.3)	5
Royalty income	0.4	0.7	(43)	1.3	1.4	(7)
Non-segment income (expense)	$(10.4)	(10.7)	(3)	(31.7)	(29.9)	6

Third Quarter
Non-segment expenses on a non-GAAP basis in the third quarter of 2012 were flat compared to 2011.

Nine Months
Non-segment expenses on a non-GAAP basis in the first nine months of 2012 were $2 million higher than 2011, mainly due to higher share-based compensation expense related to the appointment of a permanent CEO.

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

From time to time, we use foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At September 30, 2012, the notional value of our outstanding foreign currency contracts was $40.2 million with average contract maturities of one month. The foreign currency contracts primarily offset exposures in the Euro and the Mexican peso.  These contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings.  As of September 30, 2012, we had recognized gains of $0.1 million on our foreign currency contracts.  At September 30, 2012, the fair value of the outstanding contracts was a liability of $0.1 million which was included in accrued liabilities on the consolidated balance sheet.

Venezuelan operations
Our Venezuelan operations constitute a material portion of our overall consolidated operations, and accounted for $235.1 million or 8% of total Brink’s revenues in the nine months ended September 30, 2012.  Our operating margins in Venezuela have varied depending on the mix of business during any year and have been up to three times our overall International segment operating margin rate.

Beginning January 1, 2010, we designated Venezuela’s economy as highly inflationary for accounting purposes, and we consolidated our Venezuelan results using our accounting policy for subsidiaries operating in highly inflationary economies.

The Venezuelan government has established an exchange process that requires each transaction be approved by the government’s central bank (the “SITME” rate).  On a daily basis, the central bank publishes ranges of prices at which it may approve transactions to purchase dollar-denominated bonds, resulting in an exchange rate range of 4.3 to 5.3 bolivar fuertes to the U.S. dollar. To date, approved transactions have been at the upper end of the range.  To the extent we need to obtain U.S. dollars, we currently expect our U.S. dollar-denominated transactions to be settled at a rate of 5.3 bolivar fuertes to the U.S. dollar.  We have used this rate to remeasure our bolivar fuerte-denominated monetary assets and liabilities into U.S. dollars at September 30, 2012, resulting in bolivar fuerte-denominated net monetary assets at September 30, 2012, of $65.7 million.  For the nine months ended September 30, 2012 and for the year ended December 31, 2011, we did not recognize any remeasurement gains or losses because the SITME rate did not change.

Under the SITME process, approved transactions may not exceed $350,000 per legal entity per month.  We have obtained sufficient U.S. dollars to purchase imported supplies and fixed assets to operate our business in Venezuela but our continued ability to do this is less certain.  We believe the repatriation of cash invested in Venezuela will be limited in the future.  We have also been successful at converting a small amount of bolivar fuertes to U.S. dollars through other legal channels, at a rate not as favorable as the SITME rate.

At September 30, 2012, our Venezuelan subsidiaries held $0.4 million of cash and short-term investments denominated in U.S. dollars and $34.2 million of cash denominated in bolivar fuertes.  On an equity-method basis, we had investments in our Venezuelan operations of $84.4 million at September 30, 2012.

]

Other Operating Income (Expense)

Other operating income (expense) includes segment and non-segment other operating income and expense.

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2012	2011	change	2012	2011	change

Gains (losses) on sale of property and other assets	$7.3	0.7	fav	7.7	1.2	fav
Impairment losses	(5.8)	(0.3)	unfav	(6.9)	(0.8)	unfav
Share in earnings of equity affiliates	1.4	1.3	8	4.0	3.4	18
Royalty income	0.4	0.7	(43)	1.4	1.4	-
Gains (losses) on business acquisitions and dispositions	(0.1)	8.8	unfav	0.8	9.2	(91)
Settlement loss related to Belgium bankruptcy	-	-	-	-	(10.1)	(100)
Foreign currency items:
Transaction gains (losses)	(0.7)	(2.2)	(68)	(3.1)	(1.4)	unfav
Hedge gains (losses)	0.9	1.8	(50)	0.1	1.6	(94)
Other	1.1	0.2	fav	1.4	1.2	17
Other operating income (expense)	$4.5	11.0	(59)	5.4	5.7	(5)

Third Quarter
Other operating income decreased in the third quarter of 2012 mainly as a result of
•	$6 million in impairment losses, including $4 million in Europe,
•	a $7 million gain on sale of U.S. Document Destruction business in 2011, and
•	a $2 million bargain purchase gain adjustment recognized in 2011 related to the 2010 Mexico acquisition;
partially offset by
•	a $7 million gain on sale of real estate in Venezuela.

Nine Months
Other operating income was flat in the first nine months of 2012 mainly as a result of
•	$7 million in impairment losses, including $4 million in Europe,
•	a $7 million gain on sale of U.S. Document Destruction business in 2011,
•	$3 million in higher hedging and foreign currency transaction losses, and
•	a $2 million bargain purchase gain adjustment recognized in 2011 related to the 2010 Mexico acquisition;
partially offset by
•	a $10 million settlement loss in 2011 related to Belgium bankruptcy, and
•	$8 million in gains on sale of property and other assets, including $7 million on the sale of real estate in Venezuela.

Nonoperating Income and Expense

Interest expense

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2012	2011	change	2012	2011	change

Interest expense	$5.7	6.5	(12)	17.4	18.2	(4)

Outlook for full-year 2012
We expect our interest expense to be between $21 million and $24 million in 2012. See page 31 for a summary of our 2012 outlook.

Interest and other income (expense)

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2012	2011	change	2012	2011	change

Interest income	$1.1	1.3	(15)	3.7	3.7	-
Gain on sale of available-for-sale securities	0.7	-	fav	2.8	4.4	(36)
Foreign currency hedge gains (losses)	-	-	-	-	(1.2)	(100)
Other	(0.3)	-	unfav	(0.2)	(0.1)	100
Interest and other income (expense)	$1.5	1.3	15	6.3	6.8	(7)

Third Quarter and Nine Months
Interest and other income (expense) was flat in the third quarter of 2012 compared with the prior-year quarter.  Interest and other income (expense) was slightly lower in the first nine months of 2012 than the prior-year period primarily due to a decrease in gains on the sale of available-for-sale securities ($2 million), partially offset by lower foreign currency hedge losses ($1 million).

Income Taxes

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

Continuing operations
Provision (benefit) for income taxes (in millions)	$14.7	20.9	20.8	37.9
Effective tax rate	44.7%	36.5%	21.9%	34.9%

2012 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first nine months of 2012 was lower than the 35% U.S. statutory tax rate largely due to a $21 million non-cash income tax benefit as a result of the Company changing its funding strategy for retiree health care obligations (as described below), partially offset by higher taxes due to the geographical mix of earnings, withholding taxes, and the characterization of a French business tax as an income tax.

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

2011 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first nine months of 2011 was slightly lower than the 35% U.S. statutory tax rate largely due to a $4.4 million benefit for the release of a U.S. valuation allowance and $1.6 million in benefits for changes in legislation in various jurisdictions, tax claims and audit settlements.  These benefits were mostly offset by higher taxes due to the geographical mix of earnings and the characterization of a French business tax as an income tax.

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

Noncontrolling Interests

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2012	2011	change	2012	2011	change

Net income attributable to noncontrolling interests	$4.7	4.9	(4)	13.1	14.9	(12)

The decrease in net income attributable to noncontrolling interests in the first nine months of 2012 was primarily due to a decrease in the net income of our Chilean and Colombian subsidiaries.

Outlook for full-year 2012.   We expect net income attributable to noncontrolling interests on a GAAP basis to be $19 million to $23 million and on a non-GAAP basis to be $17 million to $21 million in 2012.

Outlook

	GAAP		Non-GAAP
(In millions)	Full-Year	Full-Year 2012	Full-Year	Full-Year 2012
	2011	Estimate	2011	Estimate

Organic revenue growth
International	12%	7% – 10%	12%	7% – 10%
North America	-	(2)%	-	(2)%
Total	8%	5% – 8%	8%	5% – 8%

Currency impact on revenue
International	5%	(5)% – (7)%	5%	(5)% – (7)%
North America	1%	(1)%	1%	(1)%
Total	4%	(3)% – (5)%	4%	(3)% – (5)%

Segment margin
International	6.9%	7.0% – 8.0%	7.3%	7.0% – 8.0%
North America	3.2%	3.6% – 4.1%	3.6%	4.5% – 5.0%
Total	5.9%	6.7%	6.3%	6.7%

Non-segment expense:
General and administrative	$43	43	$43	43
Retirement plans (a)	25	47	-	-
Royalty income	(2)	(2)	(2)	(2)
CEO retirement costs (b)	4	-	-	-
Gains on acquisitions and asset dispositions (c)	(10)	(1)	-	-
Non-segment Expense	$60	87	$41	41

Effective income tax rate	38%	26% – 29%	39%	37% – 40%

Interest expense	$24	21 – 24	$24	21 – 24

Net income attributable to
noncontrolling interests	$24	19 – 23	$23	17 – 21

Fixed assets acquired:
Capital expenditures	$196	190	$196	190
Capital leases (d)	43	20	43	20
Total	$239	210	$239	210

Depreciation and amortization	$162	165 – 180	$162	165 – 180

Amounts may not add due to rounding.

(a)	Costs related to U.S. retirement plans have been excluded from non-GAAP results.
(b)	Costs related to the 2011 retirement of the former CEO are excluded from non-GAAP results.
(c)	The following gains are excluded from non-GAAP results:
•	sale of the U.S. document destruction business ($6.7 million),
•	gains on acquisitions and dispositions ($2.5 million in 2011 and $0.8 million in 2012),
•	sales of former operating assets ($0.5 million) in 2011.
(d)
Includes capital leases for newly acquired assets only.  Sales leaseback transactions that occurred during 2011 of $18 million for assets that were originally purchased and included as capital expenditures have been excluded from “Fixed assets acquired – capital leases.”

For more information about our outlook, see:
•	page 17 for organic revenue growth,
•	page 19 for segment operating margin,
•	page 26 non-segment expenses,
•	page 29 for effective income tax rate,
•	page 28 for interest expense,
•	page 30 for net income attributable to noncontrolling interests, and
•	page 35 for depreciation and amortization.

Non-GAAP Results – Reconciled to Amounts Reported under GAAP

Non-GAAP results described in this filing are financial measures that are not required by, or presented in accordance with GAAP.

Purpose of Non-GAAP Information

The purpose of the non-GAAP information is to report our financial information
•	excluding retirement expenses related to frozen retirement plans and retirement plans from former operations,
•	without certain other income and expense items, and
•	to adjust the quarterly non-GAAP tax rates so that the non-GAAP tax rate in each of the quarters is equal to the full-year non-GAAP tax rate.

The non-GAAP information provides information to assist comparability and estimates of future performance.   We believe these measures are helpful in assessing the performance of our ongoing operations more accurately, estimating future results and enabling period-to-period comparability of financial performance.  The valuation impact of our legacy liabilities and related cash outflows can be assessed on a basis that is separate and distinct from ongoing operations. Non-GAAP results should not be considered as an alternative to revenue, income or earnings per share amounts determined in accordance with GAAP and should be read in conjunction with their GAAP counterparts.

(In millions, except for per share amounts)	GAAP Basis	Gains and Losses on Acquisitions and Dispositions (a)	Employee Benefit Settlement and Severance Losses (b)	U.S. Retirement Plans (c)	Tax Benefit on Change in Health Care Funding Strategy (d)	Adjust Income Tax Rate (e)	Non-GAAP Basis
	Third Quarter 2012
Operating profit:
International	$50.8	(2.9)	2.0	-	-	-	49.9
North America	8.3	-	-	2.2	-	-	10.5
Segment operating profit	59.1	(2.9)	2.0	2.2	-	-	60.4
Non-segment	(22.0)	0.1	-	11.5	-	-	(10.4)
Operating profit	$37.1	(2.8)	2.0	13.7	-	-	50.0

Amounts attributable to Brink’s:
Income from continuing operations	$13.5	1.3	1.4	8.6	-	(0.3)	24.5
Diluted EPS – continuing operations	0.28	0.03	0.03	0.18	-	(0.01)	0.50
	Nine Months 2012
Operating profit:
International	$148.1	(2.9)	3.1	-	-	-	148.3
North America	25.5	-	-	6.6	-	-	32.1
Segment operating profit	173.6	(2.9)	3.1	6.6	-	-	180.4
Non-segment	(67.6)	(0.8)	-	36.7	-	-	(31.7)
Operating profit	$106.0	(3.7)	3.1	43.3	-	-	148.7

Amounts attributable to Brink’s:
Income from continuing operations	$61.0	(0.5)	2.2	27.1	(20.9)	2.7	71.6
Diluted EPS – continuing operations	1.26	(0.01)	0.05	0.56	(0.43)	0.06	1.47

(a)	To eliminate:
•
Gains related to the sale of investments in mutual fund securities ($1.9 million in the first quarter and $0.5 million in the third quarter).  Proceeds from the sales were used to fund the settlement of pension obligations related to our former Chief Executive Officer and Chief Administrative Officer.

•	Gains and losses related to business acquisitions and dispositions. A $0.9 million gain was recognized in the second quarter and $0.1 million loss was recognized in the third quarter.
•	Third quarter gain on the sale of real estate in Venezuela ($7.2 million).
•	Third quarter impairment losses of $4.3 million on long-lived assets related to certain operations expected to be sold in the near term.
(b)
To eliminate employee benefit settlement and acquisition-related severance losses (Mexico and Argentina).  Employee termination benefits in Mexico are accounted for under FASB ASC Topic 715, Compensation – Retirement Benefits.

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

Amounts may not add due to rounding.

Non-GAAP Results – Reconciled to Amounts Reported Under GAAP (Continued)
(In millions, except for per share amounts)	GAAP Basis	Gains on Acquisitions and Dispositions (a)	Belgium Settlement Charge (b)	Employee Benefit Settlement Losses (c)	U.S. Retirement Plans (d)	Adjust Income Tax Rate (e)	Non-GAAP Basis
	Third Quarter 2011
Operating profit:
International	$61.4	-	-	0.7	-	-	62.1
North America	8.7	-	-	-	0.8	-	9.5
Segment operating profit	70.1	-	-	0.7	0.8	-	71.6
Non-segment	(7.6)	(9.3)	-	-	6.2	-	(10.7)
Operating profit	$62.5	(9.3)	-	0.7	7.0	-	60.9

Amounts attributable to Brink’s:
Income from continuing operations	$31.5	(6.6)	-	0.5	4.4	(1.1)	28.7
Diluted EPS – continuing operations	0.66	(0.14)	-	0.01	0.09	(0.02)	0.60
	Nine Months 2011
Operating profit:
International	$132.8	-	10.1	1.7	-	-	144.6
North America	25.9	-	-	-	2.3	-	28.2
Segment operating profit	158.7	-	10.1	1.7	2.3	-	172.8
Non-segment	(38.8)	(9.7)	-	-	18.6	-	(29.9)
Operating profit	$119.9	(9.7)	10.1	1.7	20.9	-	142.9

Amounts attributable to Brink’s:
Income from continuing operations	$55.7	(9.6)	6.4	1.2	13.2	(2.4)	64.5
Diluted EPS – continuing operations	1.16	(0.20)	0.13	0.02	0.27	(0.05)	1.34

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

(d)	To eliminate expenses related to U.S. retirement plans.
(e)	To adjust the effective income tax rate to be equal to the full-year 2011 non-GAAP effective income tax rate of 38.6%.

Amounts may not add due to rounding.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows from operating activities decreased by $40.7 million in the first nine months of 2012 as compared to the first nine months of 2011.  We used $2.9 million more cash for investing activities in the first nine months of 2012 as compared to the first nine months of 2011, primarily as a result of an acquisition in France in January 2012 offset by cash received from the redemption of cash-surrender value of life insurance policies.  We financed our liquidity needs in the first nine months of 2012 with our revolving credit facilities and other borrowings.

We entered into a new master lease agreement in late 2009 to finance the acquisition of new armored vehicles in the U.S.  Vehicles acquired under the 2009 lease agreement have been accounted for as capital leases.  Vehicles acquired under the previous lease agreement were accounted for as operating leases.

Operating Activities

	Nine Months
	Ended September 30,		$
(In millions)	2012	2011	change

Cash flows from operating activities
Non-GAAP basis	$129.1	176.6	(47.5)
Increase (decrease) in certain customer obligations (a)	0.2	(8.0)	8.2
Discontinued operations (b)	-	1.4	(1.4)
GAAP basis	$129.3	170.0	(40.7)

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

GAAP
Operating cash flows decreased by $40.7 million in the first nine months of 2012 as compared to the same period in 2011. The decrease was primarily due to the payment of $11.6 million in pension benefits to our former CEO, an increase in taxes paid of $13.9 million, lower operating profit, and higher cash outflows of working capital.  The higher cash outflows from working capital are primarily driven by increases in accounts receivable which is caused by slower collections from certain customers, including certain government customers.  These cash outflows were partially offset by an $8.2 million increase in cash held for customers in certain cash logistics operations, with the remaining outflows being financed by increased borrowings from short-term debt and long-term revolving credit facilities.

Non-GAAP
Cash flows from operating activities decreased by $47.5 million on a non-GAAP basis in the first nine months of 2012 as compared to the same period in 2011.  The decrease was primarily due to the payment of $11.6 million in pension benefits to our former CEO, an increase in taxes paid of $13.9 million, lower operating profit, and higher cash outflows of working capital. The higher cash outflows from working capital are primarily driven by increases in accounts receivable which is caused by slower collections from certain customers, including certain governmental customers.  These cash outflows were financed by increased borrowings from short-term debt and long-term revolving credit facilities.

Mr. Michael Dan, former president and CEO, retired in December 2011 and was paid $5.2 million in 2011 as provided for under his succession agreement.  In 2012, Mr. Dan received an $11.6 million pension benefit payment from Brink’s and a distribution of company stock for his accumulated deferred compensation, net of minimum tax withholdings.  Tax withholdings of $4.1 million were remitted in July 2012.  The $11.6 million in pension benefit payments is included in cash flows from operating activities and the $4.1 million in tax withholdings is included in cash flows from financing activities.  Mr. Dan’s pension benefits were funded by assets in an existing grantor trust, the proceeds of which are reported in investing activities.

Investing Activities

	Nine Months
	Ended September 30,		$
(In millions)	2012	2011	change

Cash flows from investing activities
Capital expenditures	$(120.6)	(118.7)	(1.9)
Acquisitions	(17.1)	(3.0)	(14.1)
Proceeds from the sale of available-for-sale securities	15.0	12.6	2.4
Other	23.1	12.4	10.7
Investing activities	$(99.6)	(96.7)	(2.9)

Cash flows from investing activities decreased by $2.9 million in the first nine months of 2012 versus the first nine months of 2011.  The decrease was primarily due to a $14.1 million increase in cash used for business acquisitions as we acquired a logistics software provider in France in 2012, offset by cash received from the redemption of cash-surrender value of life insurance policies.

Capital expenditures and depreciation and amortization were as follows:

	Nine Months				Full Year
	Ended September 30,		$	Full Year	Outlook
(In millions)	2012	2011	change	2011	2012

Property and Equipment Acquired during the period

Capital expenditures:
International	$82.4	85.6	(3.2)	144.8	(a)
North America	38.2	33.1	5.1	51.4	(a)
Capital expenditures	120.6	118.7	1.9	196.2	190

Capital leases (b):
International	2.7	7.0	(4.3)	7.6	(a)
North America	8.9	33.0	(24.1)	35.4	(a)
Capital leases	11.6	40.0	(28.4)	43.0	20

Total:
International	85.1	92.6	(7.5)	152.4	(a)
North America	47.1	66.1	(19.0)	86.8	(a)
Total	$132.2	158.7	(26.5)	239.2	210

Depreciation and amortization

International	$78.9	78.6	0.3	105.8	(a)
North America	47.1	41.9	5.2	56.6	(a)
Depreciation and amortization	$126.0	120.5	5.5	162.4	165 – 180

(a)	Not provided
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

Capital expenditures in the nine months of 2012 were primarily for new cash processing and security equipment, armored vehicles and information technology.  Capital expenditures in the nine months of 2012 were consistent when compared to the same period of 2011, however, total property and equipment acquired during the first nine months of 2012 was $26.5 million lower than the same 2011 period.  Full-year total property and equipment acquired during 2012 is expected to be slightly lower than full-year 2011.

Financing Activities

Summary of financing activities

	Nine Months
	Ended September 30,
(In millions)	2012	2011

Cash provided (used) by financing activities
Borrowings and repayments:
Short-term debt	$6.1	(14.8)
Long-term revolving credit facilities	26.5	(101.5)
Issuance of private placement notes	-	100.0
Other long-term debt	(12.5)	(21.3)
Borrowings (repayments)	20.1	(37.6)

Debt financing costs	(1.5)	(0.7)
Dividends attributable to:
Shareholders of Brink’s	(14.2)	(14.0)
Noncontrolling interests in subsidiaries	(5.9)	(15.4)
Other	(11.2)	18.4
Cash flows from financing activities	$(12.7)	(49.3)

Debt borrowings and repayments
We increased the use of short-term debt and long-term revolving credit facilities in the first nine months of 2012 to fund operating and investing activities.

Common stock
We contributed $9 million in newly issued common stock to our primary U.S. pension plan in the first quarter of 2012.  Because the contribution did not involve cash, the transaction is not included in our consolidated statements of cash flows.

Dividends
We paid dividends to Brink’s shareholders of $0.30 per share ($14.2 million) in the nine months of 2012.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the board of directors.

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

Reconciliation of Net Debt to GAAP measures

	September 30,	December 31,
(In millions)	2012	2011

Debt:
Short-term	$32.6	25.4
Long-term	392.6	364.0
Total Debt	425.2	389.4

Cash and cash equivalents	202.7	182.9
Less amounts held by cash logistics operations (a)	(26.4)	(25.1)
Cash and cash equivalents available for general corporate purposes	176.3	157.8

Net Debt	$248.9	231.6

(a)
 Title to cash received and processed in certain of our secure cash logistics operations transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources and in our computation of Net Debt.

Net Debt is a supplemental non-GAAP financial measure that is not required by, or presented in accordance with GAAP.  We use Net Debt as a measure of our financial leverage.  We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage. Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our consolidated balance sheets.  Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP.   Net Debt excluding cash and debt in Venezuelan operations was $284 million at September 30, 2012, and $242 million at December 31, 2011.

Net Debt increased by $17 million primarily due to the acquisition of a logistics software provider in France in 2012 ($16 million).

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

Limitations on dividends from foreign subsidiaries.   A significant portion of our operations are outside the U.S. which may make it difficult to repatriate cash for use in the U.S.  See “Risk Factors” in Item 1A of our 2011 Form 10-K for more information on the risks associated with having businesses outside the U.S.

Incremental taxes.  We have approximately $169 million of cash held by subsidiaries at September 30, 2012, that we consider to be permanently invested and that we do not expect to repatriate to the U.S.  If we were to decide to repatriate this cash to the U.S., we might have to accrue and pay additional income taxes.  Given the number of foreign operations and the complexities of the tax law, it is not practical to estimate the potential tax liability, but the amount of taxes owed could be material depending on how and when the repatriation were to occur.

Venezuela.  In 2010, Venezuela began limiting conversions of bolivar fuertes to U.S. dollars to $350,000 per legal entity per month.  As a result, we do not anticipate repatriation of cash from our Venezuelan operations to the U.S. for the foreseeable future.  This may limit our ability to use funds earned in Venezuela for general corporate purposes, including reducing our debt. At September 30, 2012, our Venezuelan subsidiaries held $0.4 million of cash denominated in U.S. dollars and $34.2 million of cash denominated in bolivar fuertes.

Pension contributions. We have a significant underfunded U.S. pension plan that will be required to be funded in the future.  New federal legislation titled Moving Ahead for Progress in the 21st Century (“MAP-21”) was passed in July 2012. MAP-21 effectively raises the discount rates used to determine our primary U.S. pension plan’s benefit liability for funding purposes and has the effect of spreading the expected funding requirements for the pension plan over a longer period of time.  We made a $9 million stock contribution to the plan in the first quarter of 2012 and cash contributions in an aggregate amount of $13 million to the plan in the third quarter of 2012.  We currently expect to be able to fund pension contributions in the future with cash from operations and borrowings, but we may contribute shares of our stock in the future, if necessary.

Debt
On January 6, 2012, we amended our unsecured revolving bank credit facility (the “Revolving Facility”).  The amendment provides for an increase in the amount of the Revolving Facility from $400 million to $480 million at more favorable pricing and extends the maturity date from July 2014 to January 2017. The Revolving Facility’s interest rate is based on LIBOR plus a margin, or alternate base rate plus a margin. The Revolving Facility allows us to borrow or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of September 30, 2012, $344 million was available under the Revolving Facility.  Amounts outstanding under the Revolving Facility as of September 30, 2012, were denominated primarily in U.S. dollars and to a lesser extent in Canadian dollars and in the euro.

The margin on LIBOR borrowings under the Revolving Facility, which ranges from 0.9% to 1.575% depending on our credit rating, was 1.20% at September 30, 2012.  The margin on alternate base rate borrowings under the Revolving Facility ranges from 0.0% to 0.575%.  We also pay an annual facility fee on the Revolving Facility based on our credit rating.  The facility fee, which ranges from 0.10% to 0.30%, was 0.175% at September 30, 2012.

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

As of September 30, 2012, we had three unsecured multi-currency revolving bank credit facilities totaling $70 million, of which approximately $37 million was available. A $20 million facility which expires in December 2012, is expected to be renewed. Another $20 million facility expires in May 2014 and a $30 million facility expires in October 2014.  Interest on these facilities is based on LIBOR plus a margin.  The margin ranges from 1.0% to 2.50%.  We also have the ability to borrow from other banks, at the banks’ discretion, under short-term uncommitted agreements.  Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

We have three unsecured letter of credit facilities totaling $164 million, of which approximately $54 million was available at September 30, 2012.  A $54 million facility expires in December 2014, a $25 million facility expires in December 2014 and an $85 million facility expires in June 2015.  The Revolving Facility and the multi-currency revolving credit facilities are also used for issuance of letters of credit and bank guarantees.

On April 17, 2012, we entered into a $20 million unsecured committed credit facility (the “2012 Credit Facility”) that will expire in April 2014.  Interest on this facility is based on LIBOR plus a margin, which ranges from 1.20% to 1.575%.  As of September 30, 2012, $17 million was available under the 2012 Credit Facility.

The Revolving Facility, the Notes, the three unsecured multi-currency revolving bank credit facilities, the three letter of credit facilities and the 2012 Credit Facility contain subsidiary guarantees and various financial and other covenants.  The financial covenants, among other things, limit our total indebtedness, limit priority debt, limit asset sales, limit the use of proceeds from asset sales and provide for minimum coverage of interest costs.  The credit agreements do not provide for the acceleration of payments should our credit rating be reduced.  If we were not to comply with the terms of our various credit agreements, the repayment terms could be accelerated and the commitments could be withdrawn.  An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  We were in compliance with all financial covenants at September 30, 2012.

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

Equity
At September 30, 2012, we had 100 million shares of common stock authorized and 47.8 million shares issued and outstanding.

U.S. Retirement Liabilities

Funded Status of U.S. Retirement Plans
	Actual	Actual	Projected
(In millions)	2011	Nine Months 2012	4th Quarter 2012	2013	2014	2015	2016

U.S. pension plans
Beginning funded status	$(191.7)	(305.3)	(256.6)	(256.2)	(224.7)	(170.4)	(96.1)
Net periodic pension credit (a)	18.8	11.9	4.3	16.2	22.3	28.1	33.3
Payment from Brink’s:
Primary U.S. pension plan (b)	-	22.4	-	14.0	32.0	46.0	50.0
Other U.S. pension plan	0.7	14.5	0.3	1.2	0.8	0.8	0.8
Benefit plan experience (loss) gain	(133.1)	(0.1)	(4.2)	0.1	(0.8)	(0.6)	0.1
Ending funded status	$(305.3)	(256.6)	(256.2)	(224.7)	(170.4)	(96.1)	(11.9)

UMWA plans
Beginning funded status	$(164.1)	(261.6)	(262.5)	(262.6)	(264.6)	(267.4)	(271.2)
Net periodic postretirement credit (cost) (a)	1.5	(0.9)	(0.1)	(2.0)	(2.8)	(3.8)	(4.7)
Benefit plan experience loss	(97.6)	-	-	-	-	-	-
Other	(1.4)	-	-	-	-	-	-
Ending funded status	$(261.6)	(262.5)	(262.6)	(264.6)	(267.4)	(271.2)	(275.9)

Black lung and other plans
Beginning funded status	$(62.2)	(60.9)	(58.1)	(56.3)	(52.8)	(49.4)	(46.2)
Net periodic postretirement cost (a)	(2.8)	(1.9)	(0.7)	(2.3)	(2.1)	(2.0)	(1.9)
Payment from Brink’s	7.0	4.7	2.5	5.8	5.5	5.2	5.0
Benefit plan experience loss	(2.9)	-	-	-	-	-	-
Ending funded status	$(60.9)	(58.1)	(56.3)	(52.8)	(49.4)	(46.2)	(43.1)

(a)	Excludes amounts reclassified from accumulated other comprehensive income (loss).

(b)
New legislation titled Moving Ahead for Progress in the 21st Century was passed in July 2012 that has the effect of spreading the expected funding requirements for our primary U.S. pension plan over a longer period of time.

U.S. Pension Plans
Pension benefits provided to eligible U.S. employees have been frozen.  There are approximately 20,400 beneficiaries in the plans.  We made a $9 million stock contribution to the plan in the first quarter of 2012 and cash contributions in an aggregate amount of $13 million to the plan in the third quarter of 2012.

New federal legislation titled Moving Ahead for Progress in the 21st Century (“MAP-21”) was passed in July 2012. MAP-21 effectively raises the discount rates used to determine our primary U.S. pension plan’s benefit liability for funding purposes and has the effect of spreading the expected funding requirements for the pension plan over a longer period of time.  As a result of the implementation of this legislation, we are not required to make additional contributions to the primary U.S. pension plan during the remainder of 2012. Based on current assumptions, we expect to make contributions totaling $273 million from 2013 to 2021.

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

Assumptions for U.S. Retirement Obligations
We have made various assumptions to estimate the amount of payments to be made in the future.  The most significant assumptions include:
•	Changing discount rates and other assumptions in effect at measurement dates (normally December 31)
•	Investment returns of plan assets
•	Addition of new participants (historically immaterial due to freezing of pension benefits and exit from coal business)
•	Mortality rates
•	Change in laws

The assumptions used to estimate our U.S. retirement obligations can be found in our Annual Report on Form 10-K for the year ended December 31, 2011.

Summary of Total Expenses Related to All U.S. Retirement Liabilities

This table summarizes actual and projected expense (income) related to U.S. retirement liabilities.

	Actual	Actual	Projected
(In millions)	2011	Nine Months 2012	4 th Quarter 2012	FY2012	2013	2014	2015	2016

U.S. pension plans	$9.4	22.5	5.8	28.3	25.1	13.4	4.1	(3.9)
UMWA plans	13.2	16.5	5.5	22.0	22.6	22.5	22.5	22.6
Black lung and other plans	5.4	4.3	1.6	5.9	5.0	4.9	4.7	4.5
Total	$28.0	43.3	12.9	56.2	52.7	40.8	31.3	23.2

Amounts allocated to:
North America Segment	$3.2	6.6	2.2	8.8	9.5	5.0	1.4	(1.7)
Non-segment	24.8	36.7	10.7	47.4	43.2	35.8	29.9	24.9
Total	$28.0	43.3	12.9	56.2	52.7	40.8	31.3	23.2

Summary of Total Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants

This table summarizes actual and projected payments
•	from Brink’s to U.S. retirement plans, and
•	from the plans to participants.

	Actual	Actual	Projected
(In millions)	2011	Nine Months 2012	4th Quarter 2012	FY2012	2013	2014	2015	2016

Payments from Brink’s to U.S. Plans
Primary U.S. pension plan (a)	$-	22.4	-	22.4	14.0	32.0	46.0	50.0
Other U.S. pension plan	0.7	14.5	0.3	14.8	1.2	0.8	0.8	0.8
Black lung and other plans	7.0	4.7	2.5	7.2	5.8	5.5	5.2	5.0
Total	$7.7	41.6	2.8	44.4	21.0	38.3	52.0	55.8

Payments from U.S. Plans to participants
Primary U.S. pension plan	$39.0	27.4	15.0	42.4	43.7	45.2	46.4	47.8
Other U.S. pension plan	0.7	14.5	0.3	14.8	1.2	0.8	0.8	0.9
UMWA plans	39.1	25.1	11.8	36.9	37.5	37.4	37.5	36.9
Black lung and other plans	7.0	4.7	2.5	7.2	5.8	5.5	5.2	5.0
Total	$85.8	71.7	29.6	101.3	88.2	88.9	89.9	90.6

(a) see previous page note (b)

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of the most recent measurement date.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

Commitments and Contingent Matters

Operating leases
We have made residual value guarantees of approximately $19.9 million at September 30, 2012, related to operating leases, principally for trucks and other vehicles.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We serve customers in more than 100 countries, including approximately 50 countries where we operate subsidiaries.  These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates.  In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program.  Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the nine months ended September 30, 2012.

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information

This document contains both historical and forward-looking information.  Words such as “anticipates,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “believes,” “potential,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, statements regarding future U.S. dollar transactions in Venezuela, the ability to obtain U.S. dollars in Venezuela and future Venezuela cash repatriations, future required contributions to the primary U.S. pension plan and the use of cash or stock to satisfy these obligations, the deductibility of certain income tax expenses under The Patient Protection and Affordable Healthcare Act, the outcome of pending litigation and the anticipated financial effect of the disposition of legal matters, organic revenue growth and segment operating profit margin in 2012, anticipated results in Latin America and Europe, future acquisitions of property and equipment (including U.S. vehicle acquisitions through capital leases), anticipated depreciation, interest and rental expenses related to the U.S. fleet, anticipated non-segment expenses, anticipated interest expense, the anticipated annual effective tax rate for 2012 and our tax position and underlying assumptions, anticipated net income attributable to noncontrolling interests, the anticipated currency impact on revenue, anticipated fixed assets acquired, depreciation and amortization for 2012, the ability to meet our liquidity needs, repatriation of cash to the U.S., future payment of bonds issued by the Peninsula Ports Authority of Virginia, projected U.S. retirement plan contributions, costs and expenses, the effect of new legislation titled Moving Ahead for Progress in the 21st Century on the method of computing funding requirements for our primary U.S. pension plan, and projected black lung liability and U.S. retirement plan liabilities.  Forward-looking information in this document is subject to known and unknown risks, uncertainties and contingencies, which are difficult to predict or quantify, and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond our control, include, but are not limited to:
•	continuing market volatility and commodity price fluctuations and their impact on the demand for our services,
•	our ability to continue profit growth in Latin America,
•	our ability to maintain or improve volumes at favorable pricing levels and increase cost efficiencies in the United States and Europe,
•	investments in information technology and value-added services and their impact on revenue and profit growth,
•	our ability to implement high-value solutions,
•
risks customarily associated with operating in foreign countries including changing labor and economic conditions, currency devaluations, safety and security issues, political instability, restrictions on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive government actions,

•	the strength of the U.S. dollar relative to foreign currencies and foreign currency exchange rates,
•	the stability of the Venezuelan economy, changes in Venezuelan policy regarding foreign-owned businesses, and changes in exchange rates,
•	fluctuations in value of the Venezuelan bolivar fuerte,
•	regulatory and labor issues in many of our global operations, including negotiations with organized labor,
•	our ability to identify and execute further cost and operational improvements and efficiencies in our core businesses,
•	our ability to integrate successfully recently acquired companies and improve their operating profit margins,
•	the actions of competitors, our ability to identify acquisitions and other strategic opportunities in emerging markets,
•	the willingness of our customers to absorb fuel surcharges and other future price increases,
•	the impact of turnaround actions responding to current conditions in Europe and our productivity and cost control efforts in that region,
•	our ability to obtain necessary information technology and other services at favorable pricing levels from third party service providers,
•	variations in costs or expenses and performance delays of any public or private sector supplier, service provider or customer,
•
our ability to obtain appropriate insurance coverage, positions taken by insurers with respect to claims made and the financial condition of insurers, safety and security performance, our loss experience, changes in insurance costs,

•	security threats worldwide and losses of customer valuables,
•
costs associated with the purchase and implementation of cash processing and security equipment, employee and environmental liabilities in connection with our former coal operations, black lung claims incidence,

•	the impact of the Patient Protection and Affordable Care Act on black lung liability and the Company’s ongoing operations,
•
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

•	changes in estimates and assumptions underlying our critical accounting policies,
•	the outcome of pending and future claims and litigation,
•	access to the capital and credit markets,
•	seasonality, pricing and other competitive industry factors.

This list of risks, uncertainties and contingencies is not intended to be exhaustive.  Additional factors that could cause our results to differ materially from those described in the forward-looking statements can be found under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2011 and in our other public filings with the Securities and Exchange Commission.  The forward looking information included in this document is representative only as of the date of this document, and The Brink’s Company undertakes no obligation to update any information contained in this document.

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

Item 6.  Exhibits

Exhibit
Number        Description

10.1	Key Employees’ Deferred Compensation Program, as amended and restated as of August 13, 2012.
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

101
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2012, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Consolidated Balance Sheets at September 30, 2012, and December 31, 2011, (ii)  the Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011, (iv) the Consolidated Statement of Equity for the nine months ended September 30, 2012, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

October 25, 2012	By: /s/ Joseph W. Dziedzic
Joseph W. Dziedzic
(Vice President and
Chief Financial Officer)
(principal financial officer)