Form 10-K
period 2012-12-31
BRINKS CO
filed 2013-02-28
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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
Yes ☐                      No ☒

As of February 21, 2013, there were issued and outstanding 47,861,370 shares of common stock.  The aggregate market value of shares of common stock held by non-affiliates as of June 30, 2012, was $1,101,142,720.

Documents incorporated by reference:  Part III incorporates information by reference from portions of the Registrant’s definitive 2013 Proxy Statement to be filed pursuant to Regulation 14A.

THE BRINK’S COMPANY

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

TABLE OF CONTENTS

PART I

PART I

ITEM 1.  BUSINESS

The Brink’s Company is a premier provider of secure logistics and security solutions services to banks and financial institutions, retailers, government agencies, mints, jewelers and other commercial operations around the world.  These services include:
•	armored vehicle transportation, which we refer to as cash-in-transit (“CIT”)
•	automated teller machine - replenishment and servicing, and network infrastructure services (“ATM Services”)
•	secure international transportation of valuables (“Global Services”)
•
supply chain management of cash (“Cash Management Services”) including cash logistics services, deploying and servicing safes and safe control devices (e.g., our patented CompuSafe® service), coin sorting and wrapping, integrated check and cash processing services (“Virtual Vault Services”)

•	bill payment acceptance and processing services to utility companies and other billers (“Payment Services”)
•	security and guarding services (including airport security)

The Brink’s Company, along with its subsidiaries, is referred to as “we,” “our,” “Brink’s,” or “the Company” throughout this Form 10-K.

Brink’s brand and reputation span across the globe. Our international network serves customers in more than 100 countries and employs approximately 70,000 people.  Our operations include approximately 1,100 facilities, including our Richmond, Virginia headquarters, and 13,300 vehicles.  Our globally recognized brand, global infrastructure, and expertise are important competitive advantages.

Our operating segments consist of four geographies:  Latin America; Europe, Middle East, and Africa (“EMEA”); Asia Pacific; and North America, which are aggregated into two reportable segments: International and North America.  Financial information related to our two reportable segments and non-segment income and expense is included in the consolidated financial statements on pages 69–110.

A significant portion of our business is conducted internationally, with 82% of our $3.8 billion in revenues earned outside the United States. Financial results are reported in U.S. dollars and are affected by fluctuations in the relative value of foreign currencies.  Our business is also subject to other risks customarily associated with operating in foreign countries including changing labor and economic conditions, political instability, restrictions on repatriation of earnings and capital, as well as nationalization, expropriation and other forms of restrictive government actions.  The future effects of these risks cannot be predicted.  Additional information about risks associated with our foreign operations is provided on pages 9, 46 and 68.

We have significant liabilities associated with our retirement plans, a portion of which has been funded.  See pages 54–57 and 61–64 for more information on these liabilities.  Additional risk factors are described on pages 9–13.

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

Business and Financial Highlights

Our 2012 segment operating profit was $260 million on revenues of $3.8 billion, resulting in a segment operating profit margin of 6.8%.

The following charts show Brink’s revenues and segment operating profit for each of 2010, 2011, and 2012 on both a U.S. generally accepted accounting principles (“GAAP”) basis and a Non-GAAP basis:

 GAAP

Non-GAAP*

*Reconciliation to GAAP results appears on page 42

  Amounts may not add due to rounding.

Brink’s operations are located around the world with the majority of our revenues (75%) and segment operating profit (88%) earned outside of North America.

Brink’s serves customers in over 100 countries.  We have ownership interests in operations in approximately 50 countries and have agency relationships with companies in other countries to complete our global network.  In some instances, local laws limit the extent of Brink’s ownership interest.

International operations have three regions: Latin America; Europe, Middle East and Africa (“EMEA”); and Asia Pacific.  On a combined basis, international operations generated 2012 revenues of $2.9 billion (75% of total) and segment operating profit of $228 million (88% of total).

Brink’s Latin America generated $1.6 billion in revenues in 2012, representing 41% of Brink’s consolidated 2012 revenues, and operates 331 branches in 12 countries.  Its largest operations are in Mexico, Brazil, Venezuela and Colombia.  Mexico had $424 million or 27% of Latin America revenues in 2012.  Brazil accounted for $388 million or 25% of Latin America revenues in 2012.   Venezuela accounted for $343 million or 22% of Latin America revenues in 2012.

Brink’s EMEA generated $1.2 billion in revenues in 2012, representing 30% of Brink’s consolidated 2012 revenues and operates 270 branches in 25 countries.  Its largest operations are in France and the Netherlands.  In 2012, France accounted for $536 million or 46% of EMEA revenues.

Brink’s Asia-Pacific generated $159 million in revenues in 2012 (4%) and operates 103 branches in ten countries.

North American operations include 147 branches in the U.S. and 56 branches in Canada.  North American operations generated 2012 revenues of $945 million, representing 25% of Brink’s consolidated 2012 revenues and segment operating profit of $33 million, representing 12% of consolidated segment operating profit.

The following charts show the Company’s revenues by region and segment operating profit:

The majority of Brink’s consolidated revenues in 2012 was earned in operations located in 9 countries, each contributing in excess of $100 million of revenues.  The 2012 revenues from these countries totaled $3.0 billion or 79% of consolidated revenues.  These operations, in declining order of revenues, were the U.S., France, Mexico, Brazil, Venezuela, Canada, Colombia, Argentina and the Netherlands.

(In millions)	2012	% total	% change	2011	% total	% change	2010	% total	% change

Revenues by region:

Latin America:
Mexico	$424.0	11	2	$415.2	11	fav	$51.7	2	-
Brazil	388.3	10	-	386.8	10	28	303.3	10	18
Venezuela	342.6	9	27	269.2	7	45	185.9	6	(51)
Other	424.5	11	9	389.5	10	16	336.5	11	24
Total	1,579.4	41	8	1,460.7	38	66	877.4	29	(3)

EMEA
France	535.5	14	(2)	545.2	14	7	508.6	17	(17)
Other	622.9	16	(2)	632.5	17	16	545.9	18	12
Total	1,158.4	30	(2)	1,177.7	31	12	1,054.5	35	(4)

Asia Pacific	158.9	4	3	153.7	4	22	126.5	4	61
Total International	2,896.7	75	4	2,792.1	74	36	2,058.4	69	(1)

North America
U.S.	706.7	18	(4)	733.5	19	-	732.4	25	-
Canada	238.7	6	(1)	240.7	6	30	185.4	6	14
Total	945.4	25	(3)	974.2	26	6	917.8	31	3

Total Revenues	$3,842.1	100	2	$3,766.3	100	27	$2,976.2	100	-
Amounts may not add due to rounding.

Geographic financial information related to revenues and long-lived assets is included in the consolidated financial statements on page 83.

Services
Brink’s typically provides customized services under separate contracts designed to meet the distinct needs of customers.  Contracts usually cover an initial term of at least one year and range up to five years, depending on the service.  The contracts generally remain in effect after the initial term until canceled by either party.

Core Services (55% of total revenues in 2012)
CIT and ATM Services are core services we provide to customers throughout the world. Core services generated approximately $2.1 billion of revenues in 2012.

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

ATM Services – We provide a comprehensive, integrated solution for payments processing and ATM managed services.  We offer a variety of products and services, including forecasting, cash optimization, ATM remote monitoring, service call dispatching, transaction processing, installation services, first and second line maintenance, and cash replenishment.  By providing these services, financial institutions and retailers worldwide can benefit from innovative, best-in-class solutions.  Collectively, we manage nearly 96,000 ATMs worldwide.

High-value Services (36% of total revenues in 2012)
Our core services, combined with our brand and global infrastructure, provide a substantial platform from which we offer additional high-value services. High-value services generated approximately $1.4 billion of revenues in 2012.

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

Cash Management Services – Brink’s offers a fully integrated approach to managing the supply chain of cash, from point-of-sale through transport, vaulting, bank deposit and related credit.  Cash Management Services include:
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

Virtual Vault services combine CIT, Cash Management Services, vaulting and electronic reporting technologies to help banks expand into new markets while minimizing investment in vaults and branch facilities.  In addition to secure storage, we process deposits, provide check imaging and reconciliation services, currency inventory management, ATM replenishment orders, and electronically transmit debits and credits.

We believe the quality and scope of our cash processing and information systems differentiate our Cash Management Services from competitive offerings.

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

Other Security Services (9% of total revenues in 2012)
Security and Guarding – We protect airports, offices, warehouses, stores, and public venues with electronic surveillance, access control, fire prevention and highly trained patrolling personnel.

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

Growth Strategy

Our growth strategy is summarized below:

•	Maximize profits in developed markets (primarily North America and Europe)
•	Accelerate productivity investments and cost control efforts.
•	Invest in higher-margin solutions; shift revenue mix to High-Value Services (primarily Cash Management Services and Global Services).
•	Reduce presence in underperforming markets.

•	Invest in emerging markets that meet internal metrics for projected growth, profitability and return on investment.

•
Invest in adjacent security-related markets where we can create value for customers with our brand, security expertise, global infrastructure and other competitive advantages.  Current examples include full-service ATM management (Threshold) and payment processing (ePago and Brink’s Money™ prepaid cards).

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

We believe the primary factors in attracting and retaining customers are security expertise, service quality, and price.  Our competitive advantages include:
•	brand name recognition;
•	reputation for a high level of service and security;
•	risk management and logistics expertise;
•	global infrastructure and customer base;
•	proprietary cash processing and information systems;
•	proven operational excellence; and
•	high-quality insurance coverage and general financial strength.

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

Revenues are generated from charges per service performed or based on the value of goods transported.  As a result, revenues are affected by the level of economic activity in various markets as well as the volume of business for specific customers.  CIT and ATM contracts usually cover an initial term of at least one year and in many cases one to three years, and generally remain in effect thereafter until canceled by either party.  Contracts for Cash Management Services are typically longer.  Costs are incurred when preparing to serve a new customer or to transition away from an existing customer.  Operating profit is generally stronger in the second half of the year, particularly in the fourth quarter, as economic activity is typically stronger during this period.

As part of the spin-off of our former monitored home security business, Brink’s Home Security Holdings, Inc. (“BHS”), we agreed to not compete with BHS in the United States, Canada and Puerto Rico with respect to certain activities related to BHS’s security system monitoring and surveillance business until October 31, 2013.

Service Mark and Patents
BRINKS is a registered service mark in the U.S. and certain foreign countries.  The BRINKS mark, name and related marks are of material significance to our business.  We own patents for safes, including our integrated CompuSafe® service, which expire between 2015 and 2027.  These patents provide us with important advantages; however, we are not dependent on the existence of these patents.

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

Employee Relations
At December 31, 2012, our company had approximately 70,000 full-time and contract employees, including approximately 7,600 employees in the United States (of whom approximately 700 were classified as part-time employees) and approximately 62,400 employees outside the United States.  At December 31, 2012, Brink’s was a party to twelve collective bargaining agreements in North America with various local unions covering approximately 1,800 employees.  The agreements have various expiration dates from 2013 to 2016.  Outside of North America, approximately 58% of employees are represented by trade union organizations.  We believe our employee relations are satisfactory.

Acquisitions
Below is a summary of our recent acquisitions.  Our largest acquisitions in the last three years were operations based in Mexico and Canada.  See note 6 to the consolidated financial statements for more information on the acquisitions.

2010
France.  We acquired Est Valeurs S.A., a provider of CIT and cash services in Eastern France, in March 2010. Est Valeurs employs approximately 100 people and at the acquisition date had annual revenues of $13 million.

Russia.  We acquired a majority stake in a Russian cash processing business in April 2010 that complements a Russian CIT business that was acquired in January 2009.  With principal operations in Moscow and approximately 500 employees, the combined operations offer a full range of CIT, ATM, money processing and Global Services operations for domestic and international markets.

Mexico.  We acquired a controlling interest in Servicio Pan Americano de Proteccion, S.A. de C.V. (“SPP”), a CIT, ATM and money processing business, for $60 million in November 2010. We previously owned a 21% interest in SPP and we acquired an additional 79% of the outstanding shares.  SPP is the largest secure logistics company in Mexico and this acquisition expands our operations in one of the world’s largest CIT markets.  At the acquisition date, SPP had approximately $400 million in annual revenues with approximately 12,000 full-time and contract employees, 80 branches and 1,350 armored vehicles across its nationwide network of CIT, ATM and money processing operations.

Canada.  We acquired Threshold Financial Technologies Inc. (“Threshold”) from Versent Corporation for $39 million in December 2010.  Threshold is a leading provider of payments solutions in Canada, specializing in managed ATM and transaction processing services for financial institutions and retailers.  At the acquisition date, Threshold’s annual revenues were approximately $48 million, about half of which was generated by providing outsourced ATM network administration and transaction processing solutions.  The company, which employs approximately 160 people, also owns and operates a network of private-label ATMs in Canada.

2011
There were no significant acquisitions in 2011.

2012
France. We acquired Kheops, SAS, a provider of logistics software and related services, for approximately $17 million in January 2012.  This acquisition gives us proprietary control of software used primarily in our cash-in-transit and money processing operations in France.

2013
Brazil. On January 31, Brink’s acquired Brazil-based Rede Transacoes Eletronicas Ltda. (“Redetrel”) for approximately $26 million.  Redetrel distributes electronic prepaid products, including mobile phone airtime, via a network of approximately 20,000 retail locations across Brazil.  Redetrel’s strong distribution network supplements Brink’s existing payments business, ePago, which has operations in Brazil, Mexico, Colombia and Panama.

Discontinued Operations
Certain CIT and Guarding Operations in Europe.  In 2012, we agreed to sell our cash-in-transit operations in Germany and Poland as well as event security operations in France.  The divestiture in France closed in January 2013 and the divestitures in Germany and Poland are expected to be completed in the first half of 2013.  We completed the divestiture of guarding operations in Morocco in December 2012.

Our former cash-in-transit operation in Belgium filed for bankruptcy in November 2010, after a restructuring plan was rejected by local union employees, and was placed in bankruptcy on February 2, 2011.  We deconsolidated the Belgium subsidiary in 2010.

The results of the above European operations in Germany, Poland, France, Morocco and Belgium have been excluded from continuing operations and are reported as discontinued operations for the current and prior periods.

We will continue to operate our Global Services business in each of these countries.

Former Coal Businesses. We have significant liabilities related to benefit plans that pay medical costs for retirees of our former coal operations.  A portion of these liabilities has been funded.  We expect to have ongoing expenses within continuing operations and future cash outflow for these liabilities.  See notes 3 and 17 to the consolidated financial statements for more information.

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

The proliferation of payment options other than cash, including credit cards, debit cards, stored-value cards, mobile payments and on-line purchase activity, could result in a reduced need for cash in the marketplace and a decline in the need for physical bank branches and retail stores.  To mitigate this risk, we are developing new lines of business, but there is a risk that these initiatives may not offset the risks associated with our traditional cash-based business and that our business, financial condition, results of operations and cash flows could negatively impacted.

We have significant operations outside the United States.

We currently serve customers in more than 100 countries, including approximately 50 countries where we operate subsidiaries.  Eighty-two percent (82%) of our revenue in 2012 came from operations outside the U.S.  We expect revenue outside the U.S. to continue to represent a significant portion of total revenue.  Business operations outside the U.S. are subject to political, economic and other risks inherent in operating in foreign countries, such as:

•	the difficulty of enforcing agreements, collecting receivables and protecting assets through foreign legal systems;
•	trade protection measures and import or export licensing requirements;
•	difficulty in staffing and managing widespread operations;
•	required compliance with a variety of foreign laws and regulations;
•	enforcement of our global compliance program in foreign countries with a variety of laws, cultures and customs;
•	varying permitting and licensing requirements in different jurisdictions;
•	foreign ownership laws;
•	changes in the general political and economic conditions in the countries where we operate, particularly in emerging markets;
•	threat of nationalization and expropriation;
•	potential termination of the use of the euro and adoption of weaker new currencies as a result of the continued crisis in the Euro zone;
•	higher costs and risks of doing business in a number of foreign jurisdictions;
•	laws or other requirements and restrictions associated with organized labor;
•	limitations on the repatriation of earnings;
•	fluctuations in equity, revenues and profits due to changes in foreign currency exchange rates, including measures taken by governments to devalue official currency exchange rates;
•	inflation levels exceeding that of the U.S; and
•	inability to collect for services provided to government entities.

We are exposed to certain risks when we operate in countries that have high levels of inflation, including the risk that:

•	the rate of price increases for services will not keep pace with the cost of inflation;
•	adverse economic conditions may discourage business growth which could affect demand for our services;
•	the devaluation of the currency may exceed the rate of inflation and reported U.S. dollar revenues and profits may decline; and
•	these countries may be deemed “highly inflationary” for U.S. generally accepted accounting principles (“GAAP”) purposes.

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

One element of our growth strategy is to extend our brand, strengthen our brand portfolio and expand our geographic reach through selective acquisitions and divestitures.  While we may identify numerous acquisitions and divestitures opportunities, our due diligence examinations and positions that we may take with respect to appropriate valuations and other transaction terms and conditions may hinder our ability to successfully complete business transactions to achieve our strategic goals.  In addition, acquisitions present risks of failing to achieve efficient and effective integration, strategic objectives, anticipated revenue and segment operating profit improvements. There can be no assurance that:

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

We have significant deferred tax assets in the United States that may not be realized.

Deferred tax assets are future tax deductions that result primarily from net operating losses and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes.  We have $363 million of U.S. deferred tax assets recorded at the end of 2012.  These future tax deductions may not be realized if our expectations of future margin improvements of our U.S. business are not attained.  Consequently, not realizing our U.S. deferred tax assets may significantly and materially affect our financial condition, results of operations and cash flows.

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

We have significant retirement obligations. Poor investment performance of retirement plan holdings and / or lower interest rates used to discount the obligations could unfavorably affect our liquidity and results of operations.

We have substantial pension and retiree medical obligations, a portion of which have been funded.  The amount of these obligations is significantly affected by factors that are not in our control, including interest rates used to determine the present value of future payment streams, investment returns, medical inflation rates, participation rates and changes in laws and regulations.  The funded status of the primary U.S. pension plan was approximately 74% as of December 31, 2012.  Based on actuarial assumptions at the end of 2012, we expect that we will be required to make contributions totaling $239 million to the plan over a nine-year period ending in 2021.  This could adversely affect our liquidity and our ability to use our resources to make acquisitions and to otherwise grow our business.

We have $854 million of actuarial losses recorded in accumulated other comprehensive income (loss) at the end of 2012, which are the result of decreasing interest rates used to discount the obligations for accounting purposes, investment returns that have been lower than expected and changes in other actuarial estimates in the last several years.  These losses will be recognized in earnings in future periods to the extent they are not offset by future actuarial gains.

If our retirement plans have additional investment or other actuarial losses, our future cash requirements and costs for these plans will be further adversely affected.

Currency restrictions in Venezuela limit our ability to use earnings and cash flows and may negatively affect ongoing operations in Venezuela.

Currency exchange restrictions prevent us from converting local currency in Venezuela to U.S. dollars, which limits our ability to repatriate earnings and to purchase certain goods and services needed to operate our Venezuelan business.  We do not expect to be able to repatriate cash from Venezuela for the foreseeable future because of the local currency restrictions.  At December 31, 2012, our Venezuelan subsidiaries held $0.5 million of cash and short-term investments denominated in U.S. dollars and $47.9 million of cash denominated in bolivar fuertes.  We do not expect to be able to use this cash that is included in our balance sheet for general corporate purposes, including reducing our debt.  In addition, our Venezuelan subsidiaries purchase various goods and services that are paid for in U.S. dollars.  We believe that currency exchange restrictions in Venezuela may disrupt the operation of our business in Venezuela because we may be unable to pay for these goods and services in the future.  This could reduce our ability to provide services to our customers in Venezuela, or could increase the cost of delivering the services, which would negatively affect our earnings and cash flows, and could result in a loss of control, shutdown or loss of the business in Venezuela.

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

In the normal course of business, we collect, process and retain sensitive and confidential information about individuals.  Despite the security measures we have in place, our facilities and systems, and those of third-party service providers, could be vulnerable to security breaches (including cybersecurity breaches), acts of vandalism, computer viruses, misplaced or lost data, programming or human errors or other similar events.  Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or by third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We are heavily dependent on our information technology (IT) infrastructure.  Significant problems with our infrastructure, such as telephone or IT system failure, cybersecurity breaches, or failure to develop new technology platforms to support new initiatives and product and service offerings, could halt or delay our ability to service our customers, hinder our ability to conduct and expand our business and require significant remediation costs.  In addition, we continue to evaluate and implement upgrades to our IT systems.  We are aware of inherent risks associated with replacing these systems, including accurately capturing data and system disruptions, and believe we are taking appropriate action to mitigate these risks through testing, training, and staging implementation.  However, there can be no assurances that we will successfully launch these systems as planned or that they will occur without disruptions to our operations. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In January 2006 we sold BAX Global (the Company’s former international freight forwarding and logistics operations).  We retained some of the obligations related to these operations, primarily for taxes owed prior to the date of sale and for any amounts paid related to one pending litigation matter for which we paid $11.5 million in 2010.  In addition, we provided indemnification customary for these sorts of transactions.  Future unfavorable developments related to these matters could require us to record additional expenses or make cash payments in excess of recorded liabilities.  The occurrence of these events could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We may incur future environmental and other liabilities in connection with our former coal operations, which could materially and adversely affect our financial condition, results of operations and cash flows.

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

Forward-Looking Statements

This document contains both historical and forward-looking information.  Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, statements regarding future performance of The Brink’s Company and its global operations, including organic revenue growth and segment operating profit margin in 2013; execution of the Company’s growth strategy, pending acquisitions and dispositions, expenses and cash outflows related to former operations, future contributions to our Pension-Retirement Plan, the repatriation of cash from our Venezuelan operations, the anticipated financial effect of pending litigation, the pursuit of higher margin business opportunities, investments in information technology, profit growth and expected margins in the Company’s regional markets, growth of our Global Services business, the acquisition of new vehicles in the United States with capital leases, expected non-segment income and expenses, 2013 projected interest expense, the realization of deferred tax assets, our anticipated effective tax rate for 2013 and our tax position, the reinvestment of earnings on operations outside the United States, net income attributable to noncontrolling interests, projected currency impact on revenue, capital expenditures, capital leases and depreciation and amortization, the funding of our acquisition strategy and pension obligations, the trend of capital expenditures exceeding depreciation and amortization, the ability to meet liquidity needs, future payment of bonds issued by the Peninsula Ports Authority of Virginia, contribution of shares of common stock to satisfy pension contribution requirements, estimated contractual obligations for the next five years and beyond, projected contributions, expenses and payouts for the U.S. retirement plans and the non-U.S. pension plans and the expected long-term rate of return and funded status of the primary U.S. pension plan, expected liability for and future contributions to the UMWA plans, liability for black lung obligations, the projected impact of future excise tax on the UMWA plans, our ability to obtain U.S. dollars to operate our business in Venezuela, the effect of accounting rule changes, the performance of counterparties to hedging agreements, the recognition of unrecognized tax positions, future amortizations into net periodic pension cost, the deductibility of goodwill, projected minimum repayments of long-term debt, the replacement of operating leases, future minimum lease payments, and the recognition of costs related to stock option grants.  Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which could cause actual results, performance or achievements to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond our control, include, but are not limited to:

•	continuing market volatility and commodity price fluctuations and their impact on the demand for our services;
•	our ability to continue profit growth in Latin America;
•	the effect of current macro-economic uncertainty on our operations in Europe;
•	our ability to maintain or improve volumes at favorable pricing levels and increase cost efficiencies in the United States and Europe;
•	investments in information technology and value-added services and their impact on revenue and profit growth;
•	our ability to implement high-value solutions;
•
risks customarily associated with operating in foreign countries including changing labor and economic conditions, currency devaluations, safety and security issues, political instability, restrictions on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive government actions;

•	the strength of the U.S. dollar relative to foreign currencies and foreign currency exchange rates;
•	the stability of the Venezuelan economy, changes in Venezuelan policy regarding foreign-owned businesses, and changes in exchange rates;
•	fluctuations in value of the Venezuelan bolivar fuerte;
•	regulatory and labor issues in many of our global operations, including negotiations with organized labor and the possibility of work stoppages;
•	our ability to identify and execute further cost and operational improvements and efficiencies in our core businesses;
•	our ability to integrate successfully recently acquired companies and improve their operating profit margins;
•	the actions of competitors;
•	our ability to identify acquisitions and other strategic opportunities in emerging markets;
•	the willingness of our customers to absorb fuel surcharges and other future price increases;
•	the impact of turnaround actions responding to current conditions in Europe and North America and our productivity and cost control efforts in those regions;
•	our ability to obtain necessary information technology and other services at favorable pricing levels from third party service providers;
•	variations in costs or expenses and performance delays of any public or private sector supplier, service provider or customer;
•
our ability to obtain appropriate insurance coverage, positions taken by insurers with respect to claims made and the financial condition of insurers, safety and security performance, our loss experience, changes in insurance costs;

•	security threats worldwide and losses of customer valuables;
•	costs associated with the purchase and implementation of cash processing and security equipment;
•	employee and environmental liabilities in connection with our former coal operations, black lung claims incidence;
•	the impact of the Patient Protection and Affordable Care Act on black lung liability and the Company's ongoing operations;

•
changes to estimated liabilities and assets in actuarial assumptions due to payments made, investment returns, interest rates and annual actuarial revaluations, the funding requirements, accounting treatment, investment performance and costs and expenses of our pension plans, the VEBA and other employee benefits, mandatory or voluntary pension plan contributions, the nature of our hedging relationships;

•	changes in estimates and assumptions underlying our critical accounting policies;
•	the outcome of pending and future claims and litigation;
•	access to the capital and credit markets;
•	seasonality, pricing and other competitive industry factors; and
•	the promulgation and adoption of new accounting standards and interpretations, new government regulations and interpretations of existing regulations.

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

The following table discloses leased and owned facilities and vehicles for Brink’s most significant operations as of December 31, 2012.

	Facilities			Vehicles
Region	Leased	Owned	Total	Leased	Owned	Total

U.S.	141	26	167	1,990	202	2,192
Canada	43	14	57	392	19	411
North America	184	40	224	2,382	221	2,603

Latin America	400	110	510	477	5,855	6,332
EMEA	261	36	297	728	2,984	3,712
Asia Pacific	110	-	110	4	609	613
International	771	146	917	1,209	9,448	10,657

Total	955	186	1,141	3,591	9,669	13,260

As of December 31, 2012, we had approximately 17,500 units for our CompuSafe® service installed worldwide, of which approximately 14,900 units were located in the U.S.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant

The following is a list as of February 21, 2013, of the names and ages of the executive and other officers of Brink’s indicating the principal positions and offices held by each.  There are no family relationships among any of the officers named.

Name	Age	Positions and Offices Held	Held Since
Executive Officers:
Thomas C. Schievelbein	59	Chairman, President and Chief Executive Officer	2012
Joseph W. Dziedzic	44	Vice President and Chief Financial Officer	2009
McAlister C. Marshall, II	43	Vice President, General Counsel and Secretary	2008
Ronald F. Rokosz	67	Vice President – International	2011
Matthew A. P. Schumacher	54	Controller	2001
Holly Tyson	41	Vice President and Chief Human Resources Officer	2012

Other Officers:
Jonathan A. Leon	46	Treasurer	2008
Lisa M. Landry	47	Vice President - Tax	2009
Arthur E. Wheatley	70	Vice President – Risk Management and Insurance	2005

Executive and other officers of the Company are elected annually and serve at the pleasure of the Board.

Mr. Schievelbein is the Chairman, President and Chief Executive Officer of the Company and has held that position since June 2012, prior to which he served as the interim President and Chief Executive Officer of the Company from December 2011 to June 2012 and the interim Executive Chairman of the Company from November 2011 to December 2011. He has also served as a director of the Company since March 2009.  He was President of Northrop Grumman Newport News, a subsidiary of the Northrop Grumman Corporation, a global defense company, from November 2001 until November 2004, and was a business consultant from November 2004 to November 2011.  Mr. Schievelbein currently also serves as a director of Huntington Ingalls Industries, Inc. and New York Life Insurance Company.

Mr. Dziedzic is the Vice President and Chief Financial Officer of the Company.  Mr. Dziedzic was hired in May 2009 and appointed to this position in August 2009.  Before joining the Company, Mr. Dziedzic was Chief Financial Officer at GE Aviation Services, a producer, seller and servicer of jet engines, turboprop and turbo shaft engines and related replacement parts, from March 2006 to May 2009.

Mr. Marshall was appointed Vice President and General Counsel of the Company in September 2008 and Secretary of the Company in June 2012.  He also previously held the office of Secretary from September 2008 to July 2009.  Prior to joining the Company, Mr. Marshall was the Vice President, General Counsel and Secretary at Tredegar Corporation, a manufacturer of plastic films and aluminum extrusions, from October 2006 to September 2008.

Mr. Rokosz was appointed Vice President-International of the Company in November 2011.  He also serves as Executive Vice President and Chief Operating Officer of Brink’s, Incorporated, a position he has held since January 2009.  Prior to this position, Mr. Rokosz was President - Brink’s International of Brink’s, Incorporated from October 2006 to January 2009.

Mr. Schumacher has served in his present position for more than the past five years.

Ms. Tyson is the Vice President and Chief Human Resources Officer of the Company.  Ms. Tyson was hired in August 2012 and appointed to this position in September 2012.  Before joining the Company, Ms. Tyson was with Bristol-Myers Squibb Company, a global biopharmaceutical company, where she was Vice President U.S. Pharmaceuticals Human Resources from 2010 to 2012, Executive Director World Wide Pharmaceuticals Talent & U.S. Pharmaceutical Sales Learning from 2009 to 2010, Senior Director Human Resources & U.S. Pharmaceuticals Sales Learning from 2008 to 2009 and Director Human Resources Cardiovascular Metabolics from 2006 to 2008.

Mr. Leon is the Company’s Treasurer.  Mr. Leon was hired in June 2008 and appointed to this position in July 2008. Before joining the Company, Mr. Leon was the Assistant Treasurer for Universal Corporation, a leaf tobacco merchant and processor, from January 2007 to June 2008.  Prior to this position, Mr. Leon was the Assistant Treasurer of the Company from July 2005 to January 2007.

Ms. Landry was appointed Vice President-Tax of the Company in July 2009.  Prior to this position, Ms. Landry was Director of Taxes and Chief Tax Counsel of the Company from December 2006 to July 2009.

Mr. Wheatley has served in his present position for more than the past five years.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the symbol “BCO.”  As of February 15, 2013, there were 1,801 shareholders of record of common stock.

The dividends declared and the high and low prices of our common stock for each full quarterly period within the last two years are as follows:

	2012 Quarters				2011 Quarters
	1 st	2 nd	3 rd	4 th	1 st	2 nd	3 rd	4 th

Dividends declared per common share	$0.1000	0.1000	0.1000	0.1000	$0.1000	0.1000	0.1000	0.1000
Stock prices:
High	$29.64	26.73	25.82	29.87	$33.24	34.46	31.91	31.37
Low	23.39	20.91	21.70	24.67	26.24	26.75	21.71	21.53

See note 16 to the consolidated financial statements for a description of limitations of our ability to pay dividends in the future.

On March 6, 2012, the Company made a contribution of 361,446 shares of the Company’s common stock (the “Shares”) to The Brink’s Company Pension-Retirement Plan Trust (the “Trust”) created under The Brink’s Company Pension-Retirement Plan (the “Plan”) in consideration for a credit against the Company’s funding obligations to the Plan.  The Shares were valued for purposes of the contribution at $24.90 per share, or $9.0 million in the aggregate.  The Shares were contributed to the Trust in a private placement transaction made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1922, as amended.

The following graph compares the cumulative 5-year total return provided to shareholders of The Brink’s Company’s common stock compared to the cumulative total returns of the S&P Midcap 400 index and the S&P Midcap 400 Commercial Services & Supplies Index. The graph tracks the performance of a $100 investment in our common stock and in each index from December 31, 2007, through December 31, 2012.  The performance of The Brink’s Company’s common stock assumes that the shareholder reinvested all dividends received during the period and reinvested the proceeds of a hypothetical sale of shares received from the spin-off of our former monitored security business on October 31, 2008.

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
                                                                                                                                                          Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Source:  Zacks Investment Research, Inc.

Comparison of Five-Year Cumulative Total Return Among
Brink’s Common Stock, the S&P MidCap 400 Index and
the S&P Midcap 400 Commercial Services & Supplies Index (a)

	Years Ended December 31,
	2007	2008	2009	2010	2011	2012

The Brink's Company	$100.00	81.54	74.93	84.19	85.41	92.10
S&P Midcap 400 Index	100.00	63.76	87.59	110.92	108.99	128.46
S&P Midcap 400 Commercial Services & Supplies Index	100.00	74.51	89.69	109.40	119.11	139.48
Copyright © 2013, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.
(a)
For the line designated as “The Brink’s Company” the graph depicts the cumulative return on $100 invested in The Brink’s Company’s common stock.  For the S&P Midcap 400 Index and the S&P Midcap 400 Commercial Services & Supplies Index, cumulative returns are measured on an annual basis for the periods from December 31, 2007, through December 31, 2012, with the value of each index set to $100 on December 31, 2007. Total return assumes reinvestment of dividends and the reinvestment of proceeds from the sale of the shares received related to the spin-off of our former monitored security business on October 31, 2008. We chose the S&P Midcap 400 Index and the S&P Midcap 400 Commercial Services & Supplies Index because we are included in these indices, which broadly measure the performance of mid-size companies in the United States market.

ITEM 6. SELECTED FINANCIAL DATA

 Five Years in Review

GAAP Basis
(In millions, except per share amounts)	2012	2011	2010	2009	2008

Revenues and Income

Revenues	$3,842.1	3,766.3	2,976.2	2,978.7	3,003.0

Segment operating profit	$260.1	259.3	239.1	231.2	278.0
Non-segment income (expense)	(88.9)	(59.8)	(62.6)	(46.6)	(43.4)
Operating profit	$171.2	199.5	176.5	184.6	234.6

Income attributable to Brink’s:
Income from continuing operations	106.8	96.5	81.6	213.6	138.6
(Loss) income from discontinued operations (a)	(17.9)	(22.0)	(24.5)	(13.4)	44.7
Net income attributable to Brink’s	$88.9	74.5	57.1	200.2	183.3
Financial Position

Property and equipment, net	$793.8	749.2	698.9	549.5	534.0
Total assets	2,553.9	2,406.2	2,270.5	1,879.8	1,815.8
Long-term debt, less current maturities	335.6	335.3	323.7	172.3	173.0
Brink’s shareholders’ equity	501.8	408.0	516.2	534.9	214.0

Supplemental Information

Depreciation and amortization	$165.5	156.6	126.6	124.6	112.3
Capital expenditures	184.5	192.0	137.8	162.2	151.2

Earnings per share attributable to Brink’s common shareholders

Basic:
Continuing operations	$2.21	2.02	1.69	4.52	2.99
Discontinued operations (a)	(0.37)	(0.46)	(0.51)	(0.28)	0.96
Net income	$1.84	1.56	1.18	4.23	3.96

Diluted:
Continuing operations	$2.20	2.01	1.69	4.49	2.97
Discontinued operations (a)	(0.37)	(0.46)	(0.51)	(0.28)	0.96
Net income	$1.83	1.55	1.18	4.21	3.93

Cash dividends	$0.4000	0.4000	0.4000	0.4000	0.4000

Weighted-average Shares

Basic	48.4	47.8	48.2	47.2	46.3
Diluted	48.6	48.1	48.4	47.5	46.7
(a)
(Loss) income from discontinued operations reflects the operations and gains and losses, if any, on disposal of our cash-in-transit operations in Germany, Poland and Belgium, event security operations in France, guarding operations in Morocco, and our former home security business.  Expenses related to retained retirement obligations are recorded as a component of continuing operations after the respective disposal dates.  Adjustments to contingent liabilities are recorded within discontinued operations.

Non-GAAP Basis*
(In millions, except per share amounts)	2012	2011	2010	2009	2008

Revenues	$3,832.9	3,755.5	2,966.3	2,731.1	2,818.1

Segment operating profit	$267.9	267.2	243.5	192.7	226.5
Non-segment income (expense)	(42.3)	(40.6)	(36.2)	(34.7)	(61.6)
Operating profit	$225.6	226.6	207.3	158.0	164.9

Amounts attributable to Brink’s:
Income from continuing operations	112.2	111.6	115.7	86.9	101.6
Diluted EPS – Continuing operations	$2.31	2.32	2.39	1.83	2.18
*Reconciliations to GAAP results are found beginning on page 42

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE BRINK’S COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2012

OPERATIONS

The Brink’s Company

The Brink’s Company offers transportation and logistics management services for cash and valuables throughout the world.  These services include:
•	armored vehicle transportation, which we refer to as cash-in-transit (“CIT”)
•	automated teller machine - replenishment and servicing, and network infrastructure services (“ATM Services”)
•	secure international transportation of valuables (“Global Services”)
•
supply chain management of cash (“Cash Management Services”) including cash logistics services, deploying and servicing safes and safe control devices (e.g., our patented CompuSafe® service), coin sorting and wrapping, integrated check and cash processing services (“Virtual Vault Services”)

•	bill payment acceptance and processing services to utility companies and other billers (“Payment Services”)
•	security and guarding services (including airport security)

Executive Summary

Non-GAAP Financial Measures
We provide an analysis of our operations below on both a generally accepted accounting principles (“GAAP”) and non-GAAP basis.  The purpose of the non-GAAP information is to report our financial information
•	excluding retirement expenses related to frozen retirement plans and retirement plans from former operations,
•	without certain income and expense items in 2010, 2011 and 2012, and
•	after adjusting tax expense for certain items.

The non-GAAP financial measures are intended to provide information to assist comparability and estimates of future performance.  The adjustments are described in detail and are reconciled to our GAAP results on pages 42- 45.

2012 versus 2011

GAAP
Our revenues increased $75.8 million or 2% and our operating profit decreased $28.3 million or 14% in 2012.  Revenues increased due to organic growth in our International segment, partially offset by unfavorable changes in currency exchange rates and an organic decrease in our North America segment.  Operating profit decreased primarily due to increased U.S. retirement plan expenses ($28.2 million), the negative impact of changes in currency exchange rates ($14.9 million) and a gain recognized in 2011 on the sale of U.S. Document Destruction business ($6.7 million), partially offset by organic profit improvement in our International segment ($16.8 million), including a gain on the sale of real estate in Venezuela ($7.2 million).

Income from continuing operations attributable to Brink’s shareholders in 2012 increased 11% compared to 2011 primarily due to lower tax expense ($37.0 million) mainly resulting from a $21.1 million tax benefit related to a change in retiree healthcare funding strategy, and lower income attributable to noncontrolling interests ($3.2 million), partially offset by the operating profit decrease mentioned above.

Our earnings per share from continuing operations was $2.20, up from $2.01 in 2011.

Non-GAAP
Our revenues increased $77.4 million or 2% and our operating profit decreased $1.0 million in 2012.  Revenues increased due to organic growth in our International segment, partially offset by unfavorable changes in currency exchange rates and an organic decrease in our North America segment.  Operating profit decreased primarily due to the negative impact of changes in currency exchange rates ($15.2 million) and increased non-segment expense ($1.7 million), partially offset by organic improvement in our International ($8.4 million) and North American ($6.6 million) segments.

Income from continuing operations attributable to Brink’s shareholders in 2012 increased 1% primarily due to lower income attributable to noncontrolling interests ($4.1 million), partially offset by higher tax expense ($2.9 million).

Our earnings per share from continuing operations was $2.31, down from $2.32 in 2011.

2011 versus 2010

GAAP
Our revenues increased $790.1 million or 27% and our operating profit increased $23.0 million or 13% in 2011.  Revenues increased due to our 2010 acquisitions in Mexico and Canada, organic growth in our International segment and favorable changes in currency exchange rates.  Operating profit increased primarily due to:
•	organic improvement in our International segment ($17.1 million),
•	the positive impact of changes in currency exchange rates ($13.9 million),
•	2011 net gains on acquisitions and asset dispositions ($9.7 million),
•	2010 net losses related to an acquisition ($8.6 million), and
•	the impact of our 2010 acquisition in Mexico,
partially offset by lower profits in our North America segment on an organic basis ($14.5 million) and lower royalties from our former home security business ($4.9 million).

Segment results also reflected increased security costs across all regions.

Income from continuing operations attributable to Brink’s shareholders in 2011 increased 18% compared to 2010 primarily due to the increase in operating profit and lower tax expense due to an income tax charge in 2010 related to U.S. healthcare legislation ($13.7 million), partially offset by increased borrowing costs ($9.4 million) and higher net income attributable to noncontrolling interests ($8.3 million).

Our earnings per share from continuing operations was $2.01, up from $1.69 in 2010.

Non-GAAP
Our revenues increased $789.2 million or 27% and our operating profit increased $19.3 million or 9% in 2011.  Revenues increased due to our acquisitions in Mexico and Canada, organic growth in our International segment and favorable changes in currency exchange rates.  Operating profit increased primarily due to:
•	organic improvement in our International segment ($17.8 million),
•	the positive impact of currency exchange rates ($10.8 million), and
•	the impact of our 2010 acquisition in Mexico,
partially offset by lower profits in our North America segment on an organic basis ($10.3 million) and increased non-segment expenses ($4.4 million).

Segment results also reflected increased security costs across all regions.

Income from continuing operations attributable to Brink’s shareholders in 2011 decreased 4% primarily due to increased borrowing costs ($9.1 million) and higher net income attributable to noncontrolling interests ($6.1 million), partially offset by the increase in operating profit.

Our earnings per share from continuing operations was $2.32, down from $2.39 in 2010.

Outlook for 2013

GAAP
Our organic revenue growth rate for 2013 is expected to be in the 5% to 8% range, and our estimate of the impact of changes in currency exchange rates on revenue is in the negative 1% to negative 3% range.  Our operating segment margin is expected to be in the 5.0% to 5.5% range. Our International organic revenue growth rate for 2013 is expected to be in the 7% to 9% range, and our estimate of the impact of changes in currency exchange rates on International revenue is in the negative 2% to negative 4% range.  Our International segment margin is expected to be in the 6.0% to 6.5% range.  Our North America organic revenue growth rate for 2013 is expected to be in the 0% to 2% range, and our estimate of the impact of changes in currency exchange rates on North America revenue is 0%.  Our North America segment margin is expected to be in the 2.8% to 3.3% range.  Our estimate assumes results will be impacted by the equivalent of a 40% devaluation in Venezuela early in the second quarter.  The Venezuelan government announced a devaluation from the SITME rate of approximately 16% on February 8, 2013.

Non-GAAP
Our outlook for non-GAAP revenues is the same as our outlook for GAAP revenues.

Our operating segment margin is expected to be in the 6.0% to 6.5% range. Our International segment margin is expected to be in the 7.0% to 7.5% range and our North America segment margin is expected to be in the 4.0% to 4.5% range.

During 2013, we intend to pursue higher margin business opportunities and continue to invest in information technology.  We expect continued profit growth in Latin America during 2013.  We expect North America margins to be flat to down and Europe to be down in 2013.  We expect our Global Services growth to continue across all regions. See page 41 for a summary of our 2013 Outlook.

Definition of Organic Growth
Organic growth represents the change in revenues or operating profit between the current and prior period, excluding the effect of the following items:  acquisitions and dispositions, changes in currency exchange rates (as described on page 29) and the remeasurement of net monetary assets in Venezuela under highly inflationary accounting.

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

We focus our time and resources on service quality, protecting and strengthening our brand, and addressing our risks.  We are a premium provider of services in most of the markets we serve.  Our marketing and sales efforts are enhanced by the “Brink’s” brand, so we seek to protect and build its value.  Because our services focus on handling, transporting, protecting, and managing valuables, we strive to understand and manage risk.  Overlaying our approach is an understanding that we must be disciplined and patient enough to charge prices that reflect the value provided, the risk assumed and the need for an adequate return for our investors.

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

Operating results may vary from period to period.  Since revenues are generated from charges per service performed or based on the value of goods transported, they can be affected by both the level of economic activity and the volume of business for specific customers.  As contracts generally run for one or more years, costs are incurred to prepare to serve, or to transition away, from a customer.  We also periodically incur costs to reduce operations when volumes decline, including costs to reduce the number of employees and close or consolidate branch and administrative facilities.  In addition, security costs can vary depending on performance, cost of insurance coverage, and changes in crime rates (i.e., attacks and robberies).

Cash Management Services is a fully integrated solution that proactively manages the supply chain of cash from point-of-sale through bank deposit.  The process includes cashier balancing and reporting, deposit processing and consolidation, and electronic information exchange

(including “same-day” credit capabilities).  Retail customers use Brink’s Cash Management Services to count and reconcile coins and currency in a secure environment, to prepare bank deposit information, and to replenish customer coins and currency in proper denominations.

Because Cash Management Services involves a higher level of service and more complex activities, customers are charged higher prices, which result in higher margins.  The ability to offer Cash Management Services to customers differentiates Brink’s from many of its competitors.  Management is focused on continuing to grow Cash Management Services revenue.

Brink’s revenues and related operating profit are generally higher in the second half of the year, particularly in the fourth quarter, because of generally increased economic activity associated with the holiday season.

Former Businesses
We have significant liabilities associated with our former coal operations, primarily related to retirement plans, which are partially funded by plan trusts.

Information about our liabilities related to former operations is contained in the following sections of this report:
•	Non-segment Income (Expense) on page 35
•	Liquidity and Capital Resources – Contractual Obligations – on page 54
•	Application of Critical Accounting Policies – on page 59
•	Notes 3 and 17 to the consolidated financial statements, which begin on page 84

RESULTS OF OPERATIONS

Consolidated Review

	GAAP			% Change		Non-GAAP (c)			% Change
Years Ended December 31,	2012	2011	2010	2012	2011	2012	2011	2010	2012	2011
(In millions, except per share amounts)

Revenues	$3,842.1	3,766.3	2,976.2	2	27	$3,832.9	3,755.5	2,966.3	2	27
Segment operating profit (a)	260.1	259.3	239.1	-	8	267.9	267.2	243.5	-	10
Non-segment expense	(88.9)	(59.8)	(62.6)	49	(4)	(42.3)	(40.6)	(36.2)	4	12
Operating profit	171.2	199.5	176.5	(14)	13	225.6	226.6	207.3	-	9
Income from continuing operations (b)	106.8	96.5	81.6	11	18	112.2	111.6	115.7	1	(4)
Diluted EPS from continuing operations (b)	2.20	2.01	1.69	9	19	2.31	2.32	2.39	-	(3)
Amounts may not add due to rounding.

(a)
Segment operating profit is a non-GAAP measure when presented in any context other than prescribed by Accounting Standards Codification Topic 280, Segment Reporting.  The tables on pages 29 and 32 reconcile the measurement to operating profit, a GAAP measure.  Disclosure of total segment operating profit enables investors to assess the total operating performance of Brink’s excluding non-segment income and expense.  Forward-looking estimates related to total segment operating profit and non-segment income (expense) for 2013 are provided on page 41.

(b)	Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.
(c)	Non-GAAP earnings information is contained on pages 42 –45, including reconciliation to amounts reported under GAAP.

 Summary Reconciliation of Non-GAAP Diluted EPS

Years Ended December 31,	2012	2011	2010

GAAP Diluted EPS	$2.20	2.01	1.69
Excludes U.S. retirement plan expenses	0.70	0.37	0.28
Exclude employee benefit settlement, CEO retirement costs and other	0.06	0.08	-
Exclude additional European operations to be exited	0.08	0.06	0.05
Exclude gains and losses on acquisitions and asset dispositions	(0.29)	(0.20)	0.12
Exclude tax effects related to U.S. healthcare legislation and funding strategy	(0.43)	-	0.29
Exclude royalty income from former home security business	-	-	(0.06)
Exclude Venezuela related items	-	-	0.04
Non-GAAP Diluted EPS	$2.31	2.32	2.39
Amounts may not add due to rounding.  Non-GAAP results are reconciled in more detail to the applicable GAAP results on pages 42–45.

Revenues

GAAP
2012 versus 2011
Revenues in 2012 increased $75.8 million or 2% due to organic growth in our International segment ($295.8 million), partially offset by
•	unfavorable changes in currency exchange rates ($195.6 million) and
•	an organic decrease in our North America segment ($23.6 million).

Revenues increased 7% on an organic basis due mainly to higher average selling prices (including the effects of inflation in several Latin American countries).

2011 versus 2010
Revenues in 2011 increased $790.1 million or 27% due to:
•	our 2010 acquisitions in Mexico and Canada ($414.6 million),
•	organic growth in our International segment ($263.0 million), and
•	favorable exchange rate variances ($108.8 million).

Revenues increased 9% on an organic basis due mainly to higher average selling prices (including the effects of inflation in several Latin American countries).

See page 24 for our definition of “organic.”

Non-GAAP
2012 versus 2011
Revenues in 2012 increased $77.4 million or 2% due to organic growth in our International segment ($296.2 million) partially offset by
•	unfavorable changes in currency exchange rates ($194.4 million) and
•	an organic decrease in our North America segment ($23.6 million).

Revenues increased 7% on an organic basis due mainly to higher average selling prices (including the effects of inflation in several Latin American countries).

2011 versus 2010
Revenues in 2011 increased $789.2 million or 27% due to:
•	our 2010 acquisitions in Mexico and Canada ($414.6 million),
•	organic growth in our International segment ($262.5 million), and
•	favorable exchange rate variances ($108.4 million).

Revenues increased 9% on an organic basis due mainly to higher average selling prices (including the effects of inflation in several Latin American countries).

See page 24 for our definition of “organic.”

Operating Profit

GAAP
2012 versus 2011
Operating profit decreased 14% due mainly to:
•	increased U.S. retirement plan expenses ($28.2 million),
•	the negative impact of changes in currency exchange rates ($14.9 million), and
•	the 2011 gain recognized on the sale of the U.S. Document Destruction business ($6.7 million), partially offset by, organic improvement in our International segment ($16.8 million), including a gain on the sale of real estate in Venezuela ($7.2 million).

2011 versus 2010
Operating profit increased 13% due mainly to:
•	organic improvement in our International segment ($17.1 million),
•	the positive impact of changes in currency exchange rates ($13.9 million),
•	2011 net gains on acquisitions and asset dispositions ($9.7 million),
•	2010 net losses related to acquisitions ($8.6 million), and
•	the impact of our 2010 acquisition in Mexico;
partially offset by lower profits in North America ($14.5 million) on an organic basis and lower royalties from our former home security business ($4.9 million).

Results were also affected by increased security costs in all regions.

Non-GAAP
2012 versus 2011
Operating profit decreased $1.0 million primarily due to:
•	the negative impact of changes in currency exchange rates ($15.2 million) and
•	increased non-segment expense ($1.7 million),
partially offset by organic improvement in our International ($8.4 million) and North American ($6.6 million) segments.

2011 versus 2010
Operating profit increased 9% due mainly to:
•	organic improvement in our International segment ($17.8 million),
•	positive impact of currency exchange rates ($10.8 million), and
•	the impact of our 2010 acquisition in Mexico,
partially offset by lower profits in North America ($10.3 million) on an organic basis and increased non-segment expenses ($4.4 million).

Results were also affected by increased security costs in all regions.

Income from continuing operations and net income, and related per share amounts
(attributable to Brink’s)

GAAP
2012 versus 2011
Income from continuing operations attributable to Brink’s shareholders in 2012 increased 11% compared to 2011 primarily due to lower tax expense ($37.0 million) mainly resulting from a $21.1 million tax benefit related to a change in retiree healthcare funding strategy and lower income attributable to noncontrolling interests ($3.2 million), partially offset by the operating profit decrease mentioned above.

Our earnings per share from continuing operations was $2.20, up from $2.01 in 2011.

2011 versus 2010
Income from continuing operations attributable to Brink’s shareholders in 2011 increased 18% compared to 2010 primarily due to the increase in operating profit and lower tax expense due to an income tax charge in 2010 related to U.S. healthcare legislation ($13.7 million), partially offset by increased borrowing costs ($9.4 million) and higher net income attributable to noncontrolling interests ($8.3 million).

Our earnings per share from continuing operations was $2.01, up from $1.69 in 2010.

Non-GAAP
2012 versus 2011
Income from continuing operations attributable to Brink’s shareholders in 2012 increased 1% primarily due to lower income attributable to noncontrolling interests ($4.1 million), partially offset by higher tax expense ($2.9 million).

Our earnings per share from continuing operations was $2.31, down from $2.32 in 2011.

2011 versus 2010
Income from continuing operations attributable to Brink’s shareholders in 2011 decreased 4% primarily due to increased borrowing costs ($9.1 million) and higher net income attributable to noncontrolling interests ($6.1 million), partially offset by the increase in operating profit.

Our earnings per share from continuing operations was $2.32, down from $2.39 in 2010.

Segment Operating Results
Segment Review
2012 versus 2011

GAAP
		Organic	Acquisitions /	Currency		% Change
(In millions)	2011	Change	Dispositions (b)	(c)	2012	Total	Organic
Revenues:
International:
Latin America	$1,460.7	215.4	1.5	(98.2)	1,579.4	8	15
EMEA	1,177.7	70.4	0.3	(90.0)	1,158.4	(2)	6
Asia Pacific	153.7	10.0	-	(4.8)	158.9	3	7
International	2,792.1	295.8	1.8	(193.0)	2,896.7	4	11
North America	974.2	(23.6)	(2.6)	(2.6)	945.4	(3)	(2)
Total	$3,766.3	272.2	(0.8)	(195.6)	3,842.1	2	7

Operating profit:
International	$227.9	16.8	(2.3)	(14.8)	227.6	-	7
North America	31.4	1.0	0.2	(0.1)	32.5	4	3
Segment operating profit	259.3	17.8	(2.1)	(14.9)	260.1	-	7
Non-segment (a)	(59.8)	(20.7)	(8.4)	-	(88.9)	49	35
Total	$199.5	(2.9)	(10.5)	(14.9)	171.2	(14)	(1)

Segment operating margin:
International	8.2%				7.9%
North America	3.2%				3.4%
Segment operating margin	6.9%				6.8%

Non-GAAP
		Organic	Acquisitions /	Currency		% Change
(In millions)	2011	Change	Dispositions (b)	(c)	2012	Total	Organic
Revenues:
International:
Latin America	$1,460.7	215.4	1.5	(98.2)	1,579.4	8	15
EMEA	1,166.9	70.8	0.3	(88.8)	1,149.2	(2)	6
Asia Pacific	153.7	10.0	-	(4.8)	158.9	3	7
International	2,781.3	296.2	1.8	(191.8)	2,887.5	4	11
North America	974.2	(23.6)	(2.6)	(2.6)	945.4	(3)	(2)
Total	$3,755.5	272.6	(0.8)	(194.4)	3,832.9	2	7

Operating profit:
International	$232.6	8.4	0.7	(15.1)	226.6	(3)	4
North America	34.6	6.6	0.2	(0.1)	41.3	19	19
Segment operating profit	267.2	15.0	0.9	(15.2)	267.9	-	6
Non-segment (a)	(40.6)	(1.7)	-	-	(42.3)	4	4
Total	$226.6	13.3	0.9	(15.2)	225.6	-	6

Segment operating margin:
International	8.4%				7.8%
North America	3.6%				4.4%
Segment operating margin	7.1%				7.0%
Amounts may not add due to rounding.
(a)	Includes income and expense not allocated to segments (see page 35 for details).
(b)	Includes operating results and gains/losses on acquisitions, sales and exit of businesses.
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

Segment Review
2012 versus 2011

Total Segment Operating Profit

GAAP
Segment operating profit was flat as the positive impact of organic improvement in EMEA and decreased security costs were offset by the negative impact of changes in currency exchange rates and lower profits in Asia-Pacific on an organic basis.

Non-GAAP
Segment operating profit was flat as the positive impact of organic improvement in EMEA and decreased security costs were offset by the negative impact of changes in currency exchange rates and lower profits in Latin America and Asia-Pacific on an organic basis.

International Segment

Total International
GAAP
Revenues in 2012 for our International segment were 4% higher ($104.6 million) than 2011 as:
•	revenues in Latin America were 8% higher ($118.7 million),
•	revenues in Asia Pacific were 3% higher ($5.2 million), and
•	revenues in EMEA were 2% lower ($19.3 million).

Operating profit in our International segment was flat as an organic increase in EMEA was offset by the negative impact of changes in currency exchange rates and an organic decrease in Asia-Pacific.

Non-GAAP
Revenues in 2012 for our International segment were 4% higher ($106.2 million) than 2011 as:
•	revenues in Latin America were 8% higher ($118.7 million),
•	revenues in Asia Pacific were 3% higher ($5.2 million), and
•	revenues in EMEA were 2% lower ($17.7 million).

Operating profit in our International segment was 3% lower ($6.0 million) as an organic increase in EMEA was more than offset by the negative impact of changes in currency exchange rates and organic decreases in Latin America and Asia-Pacific.

Latin America
GAAP
Revenue in Latin America increased 8% ($118.7 million) due to organic revenue growth ($215.4 million) partially offset by the unfavorable effect of currency exchange rates ($98.2 million).

The 15% revenue growth on an organic basis ($215.4 million) was primarily due to inflation-based price increases across the region.

Operating profit decreased $8.4 million as:
•	organic growth in Mexico, Brazil and Argentina despite write-offs of Argentinian government receivables ($4.1 million),
•	higher labor agreement expenses in the prior year period, and
•	a 2011 tax on equity in Colombia which did not recur in 2012 were more than offset by:
•	lower profits in Venezuela, where a gain on a building sale ($7.2 million) was more than offset by continued pressure,
•	unfavorable currency impact ($8.2 million) and
•	an organic decrease in Chile.

Non-GAAP
The analysis of Latin America non-GAAP revenues is the same as the analysis of Latin America GAAP revenues.

Operating profit decreased $15.5 million as:
•	organic growth in Mexico, Brazil and Argentina despite write-offs of Argentinian government receivables ($4.1 million),
•	higher labor agreement expenses in the prior year period, and
•	a 2011 tax on equity in Colombia, which did not recur in 2012 were more than offset by:
•	lower profits in Venezuela due to continued pressure, and

•	unfavorable currency impact ($8.2 million) and
•	an organic decrease in Chile.

EMEA
GAAP
EMEA revenues decreased by 2% ($19.3 million) due mainly to the unfavorable effect of currency exchange rates ($90.0 million), partially offset by organic growth ($70.4 million).

Revenue increased on an organic basis by 6% driven by:
•	higher volumes in France, the Netherlands, and the United Kingdom, and
•	a commercial settlement in the Netherlands.

EMEA operating profit increased $13.1 million due mainly to:
•	organic improvement in France, Russia and the Netherlands,
•	improved security performance, and
•	a commercial settlement in the Netherlands,
partially offset by the negative impact of currency exchange rates ($6.3 million).

Non-GAAP
EMEA revenues decreased by 2% ($17.7 million) due mainly to the unfavorable effect of currency exchange rates ($88.8 million), partially offset by organic growth ($70.8 million).

Revenue increased on an organic basis by 6% driven by:
•	higher volumes in France, the Netherlands, and the United Kingdom, and
•	a commercial settlement in the Netherlands.

EMEA operating profit increased $14.5 million driven by:
•	organic improvement in France, Russia and the Netherlands,
•	improved security performance, and
•	a commercial settlement in the Netherlands,
partially offset by the negative impact of currency exchange rates ($6.6 million).

Asia-Pacific
Revenue in Asia Pacific increased 3% ($5.2 million) primarily due to growth in China and India partially offset by the negative impact of currency exchange rates ($4.8 million).

Operating profit decreased $5.0 million driven by an organic decrease in India.

North American Segment

GAAP
Revenues in North America decreased 3% ($28.8 million) due to a 2% organic decrease ($23.6 million) primarily from CIT volume and price pressure in the U.S. and unfavorable currency impact ($2.6 million) in Canada.

Operating profit increased by $1.1 million due to organic improvement in the U.S. as a result of cost reductions despite lower CIT demand and continued pricing pressure, offset by increased U.S. retirement charges ($5.6 million).

Non-GAAP
The analysis of North America non-GAAP revenues is the same as the analysis of North America GAAP revenues.

Operating profit increased $6.7 million due to organic improvements in the U.S. on cost reductions despite lower CIT demand and continued pricing pressure.

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

Segment Review
2011 versus 2010

GAAP
		Organic	Acquisitions /	Currency		% Change
(In millions)	2010	Change	Dispositions (b)	(c)	2011	Total	Organic
Revenues:
International:
Latin America	$877.4	181.9	363.8	37.6	1,460.7	66	21
EMEA	1,054.5	59.6	5.8	57.8	1,177.7	12	6
Asia Pacific	126.5	21.5	-	5.7	153.7	22	17
International	2,058.4	263.0	369.6	101.1	2,792.1	36	13
North America	917.8	0.2	48.5	7.7	974.2	6	-
Total	$2,976.2	263.2	418.1	108.8	3,766.3	27	9

Operating profit:
International	$195.0	17.1	2.4	13.4	227.9	17	9
North America	44.1	(14.5)	1.3	0.5	31.4	(29)	(33)
Segment operating profit	239.1	2.6	3.7	13.9	259.3	8	1
Non-segment (a)	(62.6)	(15.0)	17.8	-	(59.8)	(4)	24
Total	$176.5	(12.4)	21.5	13.9	199.5	13	(7)

Segment operating margin:
International	9.5%				8.2%
North America	4.8%				3.2%
Segment operating margin	8.0%				6.9%

Non-GAAP
		Organic	Acquisitions /	Currency		% Change
(In millions)	2010	Change	Dispositions (b)	(c)	2011	Total	Organic
Revenues:
International:
Latin America	$877.4	181.9	363.8	37.6	1,460.7	66	21
EMEA	1,044.6	59.1	5.8	57.4	1,166.9	12	6
Asia Pacific	126.5	21.5	-	5.7	153.7	22	17
International	2,048.5	262.5	369.6	100.7	2,781.3	36	13
North America	917.8	0.2	48.5	7.7	974.2	6	-
Total	$2,966.3	262.7	418.1	108.4	3,755.5	27	9

Operating profit:
International	$200.4	17.8	4.1	10.3	232.6	16	9
North America	43.1	(10.3)	1.3	0.5	34.6	(20)	(24)
Segment operating profit	243.5	7.5	5.4	10.8	267.2	10	3
Non-segment (a)	(36.2)	(4.4)	-	-	(40.6)	12	12
Total	$207.3	3.1	5.4	10.8	226.6	9	1

Segment operating margin:
International	9.8%				8.4%
North America	4.7%				3.6%
Segment operating margin	8.2%				7.1%
Amounts may not add due to rounding.

See page 29 for footnotes.

Segment Review
2011 versus 2010

Total Segment Operating Profit

GAAP
Segment operating profit increased 8% as the positive impact of changes in currency exchange rates in our International segment, organic improvement in Latin America and the impact of our 2010 acquisition in Mexico were partially offset by lower profits in North America and increased security costs.

Non-GAAP
Segment operating profit increased 10% as the positive impact of changes in currency exchange rates in our International segment, organic improvement in Latin America and the impact of our 2010 acquisition in Mexico were partially offset by increased security costs and lower profits in North America.

International Segment

Total International
GAAP
Revenues in 2011 for our International segment were 36% higher ($733.7 million) than 2010 as:
•	revenues in Latin America were 66% higher ($583.3 million), including the positive effect of the Mexico acquisition,
•	revenues in EMEA were 12% higher ($123.2 million), and
•	revenues in Asia Pacific were 22% higher ($27.2 million).

Operating profit in our International segment was 17% higher ($32.9 million) as all regions increased despite higher security costs.

Non-GAAP
Revenues in 2011 for our International segment were 36% higher ($732.8 million) than 2010 as:
•	revenues in Latin America were 66% higher ($583.3 million), including the positive effect of the Mexico acquisition,
•	revenues in EMEA were 12% higher ($122.3 million), and
•	revenues in Asia Pacific were 22% higher ($27.2 million).

Operating profit in our International segment was 16% higher ($32.2 million) as all regions increased despite higher security costs.

Latin America
GAAP
Revenue in Latin America increased 66% ($583.3 million) due to:
•	incremental revenues from our acquisition in Mexico ($363.8 million),
•	organic revenue growth ($181.9 million), and
•	the favorable effect of currency exchange rates ($37.6 million).

The 21% revenue growth on an organic basis ($181.9 million) was due to inflation-based price increases across the region.

Operating profit increased $25.5 million due to organic profit growth ($12.2 million) primarily in Argentina, Venezuela, Chile and Colombia, and the favorable effect of currency exchange rates ($9.7 million).  Profit growth also occurred from our 2010 acquisition in Mexico.

Non-GAAP
The analysis of Latin America non-GAAP revenues is the same as the analysis of Latin America GAAP revenues.

Operating profit increased $24.4 million due primarily to organic growth in Argentina, Venezuela, Chile and Colombia ($12.6 million) and the favorable effect of currency exchange rates ($6.5 million).  Profit growth also occurred from our 2010 acquisition in Mexico.

EMEA
GAAP
EMEA revenues increased by 12% ($123.2 million) due to:
•	organic growth ($59.6 million) and
•	the favorable effect of currency exchange rates ($57.8 million).

Revenue increased on an organic basis by 6% driven by the continued growth of Global Services, as well as improvements in France, Greece and emerging markets.

EMEA operating profit increased $5.9 million due mainly to:
•	the favorable effect of currency exchange rates ($3.4 million) and
•	improvements in Global Services and emerging markets,
partially offset by increased security costs.

Non-GAAP
EMEA revenues increased by 12% ($122.3 million) due to:
•	organic growth ($59.1 million) and
•	the favorable effect of currency exchange rates ($57.4 million).

Revenue increased on an organic basis by 6% driven by the continued growth of Global Services, as well as improvements in France, Greece and emerging markets.

EMEA operating profit increased $6.3 million driven by:
•	the favorable effect of currency exchange rates ($3.5 million) and
•	improvements in Global Services and emerging markets,
partially offset by increased security costs.

Asia-Pacific
Revenue in Asia Pacific increased 22% ($27.2 million) primarily due to Global Services’ performance during the year, reflecting increased commodities volumes, as well as the favorable effect of currency exchange rates ($5.7 million).

Operating profit increased $1.5 million driven by organic growth ($1.2 million).

North American Segment

GAAP
Revenues in North America increased 6% ($56.4 million) primarily due to our 2010 acquisition in Canada ($50.8 million) and the favorable effect of currency exchange rates ($7.7 million).  Revenue remained flat on an organic basis due to continued CIT volume and pricing pressures.  Underlying this flat trend has been a decline in CIT volumes and pricing, partially offset by increased revenue from our CompuSafe® service and fuel surcharges.

Operating profit declined $12.7 million or 29% mainly due to CIT volume and pricing pressure as well as increased security costs.

Non-GAAP
The analysis of North America non-GAAP revenues is the same as the analysis of North America GAAP revenues.

Operating profit declined $8.5 million or 20% mainly due to CIT volume and pricing pressure as well as increased security costs.

Non-segment Income and Expense (a)

GAAP	Years Ended December 31,			% change
(In millions)	2012	2011	2010	2012	2011

General and administrative	$(44.4)	(46.6)	(38.6)	(5)	21
Retirement costs (primarily former operations)	(47.4)	(24.8)	(22.7)	91	9
Gains (losses) on business acquisitions and dispositions	0.8	9.2	(8.6)	(91)	fav
Royalty income	2.1	1.7	7.0	24	(76)
Gains on sale of property and other assets	-	0.7	0.3	(100)	fav
Non-segment income (expense)	$(88.9)	(59.8)	(62.6)	49	(4)
(a)	Includes corporate, former operations and other amounts not allocated to segment results.

Non-segment expenses in 2012 were $29.1 million or 49% higher than 2011, mainly due to:
•	Increased retirement costs ($22.6 million),
•	2011 results included $9.2 million in gains related to the sale of U.S. Document Destruction business ($6.7 million) and an adjustment to the bargain purchase gain in Mexico ($2.1 million);
partially offset by:
•	lower general and administrative costs ($2.2 million), including $4.1 million of 2011 expenses related to the retirement of the former CEO.

Non-segment expenses in 2011 were $2.8 million or 4% lower than 2010, mainly due to:
•	2010 net loss related to the Mexico acquisition ($8.6 million),
•	2011 gain on the sale of the U.S. Document Destruction business ($6.7 million), and
•	2011 adjustment to the bargain purchase gain on the Mexico acquisition ($2.1 million);
partially offset by:
•	higher general and administrative costs ($8.0 million) in 2011, including $4.1 million related to the retirement of the former CEO,
•	lower royalty income from our former home security business ($4.9 million), and
•	higher retirement costs ($2.1 million).

Outlook for 2013
We estimate that non-segment expenses on a GAAP basis will be approximately $85 million in 2013.  See page 41 for a summary of our 2013 Outlook.

Non-GAAP	Years Ended December 31,			% change
(In millions)	2012	2011	2010	2012	2011

General and administrative	$(44.4)	(42.5)	(38.6)	4	10
Royalty income	2.1	1.7	2.1	24	(19)
Gains on sale of property and other assets	-	0.2	0.3	(100)	(33)
Non-segment income (expense)	$(42.3)	(40.6)	(36.2)	4	12

Non-segment expenses on a non-GAAP basis in 2012 were $1.7 million or 4% higher than 2011, mainly due to increased general and administrative costs ($1.9 million).

Non-segment expenses on a non-GAAP basis in 2011 were $4.4 million or 12% higher than 2010, mainly due to increased general and administrative costs ($3.9 million).

Outlook for 2013
We estimate that non-segment expenses on a non-GAAP basis will be approximately $43 million in 2013, flat compared to 2012.  See page 41 for a summary of our 2013 Outlook.

Other Operating Income and Expense

Other operating income (expense) includes segment and non-segment other operating income and expense.

	Years Ended December 31,			% change
(In millions)	2012	2011	2010	2012	2011

Gains (losses) on sale of property and other assets	$7.7	1.2	1.2	fav	-
Share in earnings of equity affiliates	6.0	4.8	3.9	25	23
Royalty income (a)	2.1	1.7	7.6	24	(78)
Gains (losses) on business acquisitions and dispositions	0.8	9.2	(8.6)	(91)	fav
Impairment losses	(4.2)	(2.4)	(0.7)	75	unfav
Foreign currency items:
Transaction losses	(4.1)	(4.1)	(3.8)	-	8
Hedge gains	0.2	2.2	-	(91)	fav
Other	0.8	5.0	4.6	(84)	9
Other operating income (expense)	$9.3	17.6	4.2	(47)	fav
(a) Includes royalty income in 2010 from our former home-security business.

2012 versus 2011
Other operating income decreased in 2012 primarily as a result of unfavorable factors including:
•	a $6.7 million gain on the sale of U.S. Document Destruction business in 2011,
•	a $2.1 million bargain purchase gain adjustment recognized in 2011 related to the 2010 Mexico acquisition,
•	increased impairment charges ($1.8 million), and
•	lower gains on hedging transactions ($2.0 million);
partially offset by
•	a $7.2 million gain on the sale of real estate in Venezuela in 2012.

2011 versus 2010
Other operating income increased in 2011 primarily as a result of favorable factors including:
•	a $6.7 million gain on the sale of U.S. Document Destruction business in 2011,
•	a $2.1 million bargain purchase gain adjustment recognized in 2011 related to the 2010 Mexico acquisition,
•	net losses on acquisitions in 2010 ($8.6 million), and
•	increased hedging gains ($2.2 million);
partially offset by unfavorable factors including:
•	lower third-party royalty income ($5.9 million) as 2010 included royalties from our former home security business ($4.9 million), and
•	increased impairment charges ($1.7 million).

Nonoperating Income and Expense

Interest Expense

	Years Ended December 31,			% change
(In millions)	2012	2011	2010	2012	2011

Interest expense	$23.8	24.0	14.6	(1)	64

Interest expense remained flat in 2012 compared to 2011.

Interest expense was higher in 2011 as a result of higher interest rates from the January 2011 issuance of $100 million in unsecured private placement notes and increased borrowings due to 2010 acquisitions.

Outlook for 2013
We expect our interest expense to be $27 million to $29 million in 2013 versus $24 million in 2012.  See page 41 for a summary of our 2013 Outlook.

Interest and Other Income

	Years Ended December 31,			% change
(In millions)	2012	2011	2010	2012	2011

Interest income	$4.9	5.7	4.1	(14)	39
Gain on available-for-sale securities	2.9	4.4	3.8	(34)	16
Other	(0.7)	(1.2)	0.1	(42)	unfav
Total	$7.1	8.9	8.0	(20)	11

Interest and other income (expense) was lower in 2012 primarily due to a decrease in gains on the sale of available-for-sale securities ($1.5 million) and lower interest income ($0.8 million).

Interest and other income (expense) was slightly higher in 2011 primarily due to higher interest income ($1.6 million) and an increase in gains on available-for-sale securities ($0.6 million).

Income Taxes

Summary Rate Reconciliation – GAAP
	Years Ended December 31,
(In percentages)	2012	2011	2010

U.S. federal tax rate	35.0%	35.0%	35.0%
Increases (reductions) in taxes due to:
Adjustments to valuation allowances	1.7	(2.7)	4.3
Foreign income taxes	(1.8)	0.8	(4.8)
Medicare subsidy for retirement plans	(14.8)	-	8.1
Nontaxable acquisition (gains) losses	-	(0.4)	1.8
French business tax	2.8	2.4	2.3
Change in judgment about uncertain tax positions in Mexico	(4.9)	-	-
Other	(0.6)	(0.4)	(4.0)
Income tax rate on continuing operations	17.4%	34.7%	42.7%

Summary Rate Reconciliation – Non-GAAP (a)
	Years Ended December 31,
(In percentages)	2012	2011	2010

U.S. federal tax rate	35.0%	35.0%	35.0%
Increases (reductions) in taxes due to:
Adjustments to valuation allowances	0.9	(2.9)	3.3
Tax settlement	-	-	(3.6)
French business tax	2.1	2.1	2.0
Other	(1.4)	0.9	(4.1)
Income tax rate on Non-GAAP continuing operations	36.6%	35.1%	32.6%
(a)	See pages 42-45 for a reconciliation of non-GAAP results to GAAP.

Overview
Our effective tax rate has varied in the past three years from the statutory U.S. federal rate due to various factors, including
•	changes in judgment about the need for valuation allowances
•	changes in the geographical mix of earnings
•	nontaxable acquisition gains and losses
•	changes in laws in the U.S. and France
•	timing of benefit recognition for uncertain tax positions
•	state income taxes

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

Outlook
On a GAAP basis, the effective income tax rate for 2013 is expected to be between 44% and 47% compared to 17% in 2012.  On a non-GAAP basis, the effective income tax rate for 2013 is expected to be between 36% and 39% compared to 37% in 2012.  Our outlook for a higher effective tax rate in 2013 on a GAAP basis is largely due to a 2013 forecasted nondeductible Venezuela remeasurement loss.  The 2012 rate was also favorably affected by the non-cash tax benefit related to a change in retiree healthcare funding strategy.  Our effective tax rate may fluctuate materially from these estimates due to changes in permanent book-tax differences, changes in the expected geographical mix of earnings, changes in current or deferred taxes due to legislative changes, changes in valuation allowances or accruals for contingencies and other factors. See page 41 for a summary of our 2013 Outlook.

Continuing Operations
2012 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in 2012 was lower than the 35% U.S. statutory tax rate largely due to a $21.1 million non-cash tax benefit related to a change in retiree healthcare funding strategy and a $7.5 million tax benefit related to a change in judgment on uncertain tax positions, partially offset by $6.7 million of tax expense due to the jurisdictional mix of earnings and the characterization of a French business tax as an income tax.

2011 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in 2011 approximated the 35% U.S. statutory tax rate largely due to a $3.4 million net income tax benefit related to a repatriation of cash to the U.S., offset by $3.4 million of tax expense in excess of the U.S. statutory rate due to the jurisdictional mix of earnings and the characterization of a French business tax as an income tax.

2010 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in 2010 was higher than the 35% U.S. statutory tax rate largely due to a $13.7 million reduction in deferred tax assets as a result of U.S. healthcare legislation enacted in 2010, a $4.1 million increase in our valuation allowance position as a result of our assessment of historical and future taxable income, the characterization of a $3.9 million French business tax as an income tax based upon legislative changes effective January 1, 2010, and $3.0 million nondeductible loss on the Mexico acquisition, partially offset by a $7.0 million non-cash income tax benefit relate to a tax settlement.

Other
As of December 31, 2012, we have not recorded U.S. federal deferred income taxes on approximately $386 million of undistributed earnings of foreign subsidiaries and equity affiliates in accordance with Accounting Principles Board Opinion 23, Accounting for Income Taxes – Special Areas, as amended.  We expect that these earnings will be permanently reinvested in operations outside the U.S.  It is not practical to compute the estimated deferred tax liability on these earnings.

Noncontrolling Interests

	Years Ended December 31,			% change
(In millions)	2012	2011	2010	2012	2011

Net income attributable to noncontrolling interests	$20.8	24.0	15.7	(13)	53

The decrease in net income attributable to noncontrolling interests in 2012 was primarily due to lower net income from our Venezuelan subsidiaries.

The increase in net income attributable to noncontrolling interests in 2011 was primarily due to an increase in net income of our Venezuelan, Chilean and Colombian subsidiaries.

Outlook for 2013.
We expect net income attributable to noncontrolling interests of $8 million to $10 million on a GAAP basis and $17 million to $20 million on non-GAAP basis in 2013 as compared to $21 million on a GAAP basis and $19 million on non-GAAP basis in 2012.   Our 2013 outlook reflects an expected decrease in earnings from our Venezuelan subsidiaries.  See page 41 for a summary of our 2013 Outlook.

Loss from Discontinued Operations

	Years Ended December 31,
(In millions)	2012	2011	2010

Discontinued European operations (a):
Loss from operations before tax	$(18.0)	(17.9)	(16.9)
Deconsolidation of Belgium and write-down to fair value	-	-	(13.4)
Settlement loss related to Belgium bankruptcy	-	(10.1)	-
Loss on sale	(0.3)	-	-
Adjustments to contingencies of former operations (b):
Workers’ compensation	(0.2)	(1.4)	(7.2)
Gain from Federal Black Lung Excise Tax refunds	-	4.2	-
Other	(0.3)	(0.6)	4.1
Loss from discontinued operations before income taxes	(18.8)	(25.8)	(33.4)
Provision (credit) for income taxes	(0.9)	(3.8)	(8.9)
Loss from discontinued operations, net of tax	$(17.9)	(22.0)	(24.5)
(a)
Discontinued operations include cash-in-transit operations in Germany, Poland and Belgium, and guarding operations in France and Morocco.  Revenues from these European operations were $104.4 million in 2012, $119.2 million in 2011, and $145.3 million in 2010.

(b)	Primarily relates to former coal businesses and BAX Global, a former freight forwarding and logistics business.

Discontinued European Operations
In 2012, we agreed to sell our cash-in-transit operations in Germany and Poland as well as event security operations in France.  The divestiture in France closed in January 2013 and the divestitures in Germany and Poland are expected to be completed in the first half of 2013.  We completed the divestiture of guarding operations in Morocco in December 2012 and recognized a loss on the sale of $0.3 million.

Our former cash-in-transit operation in Belgium filed for bankruptcy in November 2010, after a restructuring plan was rejected by local union employees, and was placed in bankruptcy on February 2, 2011.   In 2010, we deconsolidated the Belgium subsidiary and recognized losses of $13.4 million related to the deconsolidation. Prior to the deconsolidation, the Belgium cash-in-transit business reported $34.4 million in revenues and $8.4 million in pretax losses from operations in 2010.  We recognized a $10.1 million settlement loss in 2011 related to a claim filed by the court-appointed provisional administrators of our former Belgium subsidiary.

The results of the above European operations in Germany, Poland, France, Morocco and Belgium have been excluded from continuing operations and are reported as discontinued operations for the current and prior periods.

Federal Black Lung Excise Tax (“FBLET”) refunds
The Energy Improvement and Extension Act of 2008 enabled taxpayers to file claims for FBLET refunds for periods prior to those open under the statute of limitations previously applicable to us.  In 2009, we received $23.9 million of FBLET refunds and recognized the majority of these refunds as a pretax gain of $19.7 million in 2009.  The statute of limitations expired in 2011 and we recognized a pretax gain of $4.2 million for the remaining portion of the refund.

Interest Expense
Interest expense included in discontinued operations was $0.1 million in 2012 and $0.2 million in 2010.  No interest expense was included in discontinued operations in 2011.  Interest expense recorded in discontinued operations includes only interest on third-party borrowings made directly by cash-in transit operations in Poland and Belgium.

Outlook

	GAAP		Non-GAAP
(In millions)	Full-Year	Full-Year 2013	Full-Year	Full-Year 2013
	2012	Estimate	2012	Estimate

Organic revenue growth
International	11%	7% – 9%	11%	7% – 9%
North America	(2)%	0% – 2%	(2)%	0% – 2%
Total	7%	5% – 8%	7%	5% – 8%

Currency impact on revenue
International	(7)%	(2)% – (4)%	(7)%	(2)% – (4)%
North America	flat	flat	flat	flat
Total	(5)%	(1)% – (3)%	(5)%	(1)% – (3)%

Segment margin
International (a)	7.9%	6.0% – 6.5%	7.8%	7.0% – 7.5%
North America (b)	3.4%	2.8% – 3.3%	4.4%	4.0% – 4.5%
Total	6.8%	5.0% – 5.5%	7.0%	6.0% – 6.5%

Non-segment expense:
General and administrative	$44	45	$44	45
Retirement plans (b)	47	42	-	-
Royalty income	(2)	(2)	(2)	(2)
Non-segment Expense	$89	85	$42	43

Effective income tax rate (a)	17%	44% – 47%	37%	36% – 39%

Interest expense	$24	27 – 29	$24	27 – 29

Net income attributable to
noncontrolling interests (a)	$21	8– 10	$19	17 – 20

Fixed assets acquired:
Capital expenditures	$185	195	$185	195
Capital leases (c)	18	10	18	10
Total	$203	205	$203	205

Depreciation and amortization	$166	180 – 190	$166	180– 190

Amounts may not add due to rounding.
(a)
The projected remeasurement losses on net monetary assets in Venezuela that are included in the 2013 GAAP estimate, and the related effect on income tax rates and net income attributable to noncontrolling interest, have been excluded from non-GAAP results.

(b)
Costs related to U.S. retirement plans have been excluded from non-GAAP results including $9 million in 2012 and $12 million in 2013 related to North America, and $47 million in 2012 and $42 million in 2013 related to Non-segment.

(c)	Includes capital leases for newly acquired assets only.

For more information about our outlook, see:

•	page 23 for organic revenue growth,
•	page 23 for segment operating margin,
•	page 35 non-segment expenses,
•	page 38 for effective income tax rate,
•	page 37 for interest expense,
•	page 39 for net income attributable to noncontrolling interests,
•	page 49 for property and equipment acquired during the year, and
•	page 49 for depreciation and amortization.

Non-GAAP Results – Reconciled to Amounts Reported under GAAP

Non-GAAP results described in this filing are financial measures that are not required by, or presented in accordance with GAAP.

Purpose of Non-GAAP Information

The purpose of the non-GAAP information is to report our financial information
•	excluding retirement expenses related to frozen retirement plans and retirement plans from former operations
•	without certain income and expense items, and
•	after adjusting tax expense for certain items.

The non-GAAP information provides information to assist comparability and estimates of future performance.   We believe these measures are helpful in assessing the performance of our ongoing operations, estimating future results and enabling period-to-period comparability of financial performance.  The valuation impact of our legacy liabilities and related cash outflows can be assessed on a basis that is separate and distinct from ongoing operations. Non-GAAP results should not be considered as an alternative to revenue, income or earnings per share amounts determined in accordance with GAAP and should be read in conjunction with their GAAP counterparts.

(In millions, except for per share amounts)	GAAP Basis	Additional European operations to be Exited (a)	Gains and Losses on Acquisitions and Dispositions (b)	Employee Benefit Settlement and Severance Losses (c)	U.S. Retirement Plans (d)	Tax Benefit on Change in Healthcare Funding Strategy (e)	Non-GAAP Basis

	Full Year 2012
Revenues:
Latin America	$1,579.4	-	-	-	-	-	1,579.4
EMEA	1,158.4	(9.2)	-	-	-	-	1,149.2
Asia Pacific	158.9	-	-	-	-	-	158.9
International	2,896.7	(9.2)	-	-	-	-	2,887.5
North America	945.4	-	-	-	-	-	945.4
Revenues	$3,842.1	(9.2)	-	-	-	-	3,832.9

Operating profit:
International	$227.6	3.6	(8.5)	3.9	-	-	226.6
North America	32.5	-	-	-	8.8	-	41.3
Segment operating profit	260.1	3.6	(8.5)	3.9	8.8	-	267.9
Non-segment	(88.9)	-	(0.8)	-	47.4	-	(42.3)
Operating profit	$171.2	3.6	(9.3)	3.9	56.2	-	225.6

Amounts attributable to Brink’s:
Income from continuing operations	$106.8	3.9	(14.0)	2.8	33.8	(21.1)	112.2
Diluted EPS – continuing operations	2.20	0.08	(0.29)	0.06	0.70	(0.43)	2.31
Amounts may not add due to rounding.

(a)	To eliminate results of additional European operations we intend to exit in 2013. Operations do not currently meet requirements to be classified as discontinued operations.
(b)	To eliminate:
•
A tax benefit of $7.5 million related to a reduction in an income tax accrual established as part of the 2010 acquisition of subsidiaries in Mexico, $2.1 million of pretax income related to a favorable adjustment to the local Mexican profit sharing accrual as a result of the change in tax expectation, and $0.8 million of other pretax net gains related to other business acquisitions and dispositions.

•	$7.2 million gain on the sale of real estate in Venezuela.
•
$2.4 million of gains related to the sale of investments in mutual fund securities.  Proceeds from the sales were used to fund the settlement of pension obligations related to our former chief executive officer and chief administrative officer.

•	$0.8 million of selling costs related to certain operations expected to be sold in the near term and costs related to an acquisition completed in first quarter 2013.
(c)
To eliminate employee benefit settlement and acquisition-related severance losses (Mexico and Argentina).  Employee termination benefits in Mexico are accounted for under FASB ASC Topic 715, Compensation – Retirement Benefits.

(d)	To eliminate expenses related to U.S. retirement plans.
(e)	To eliminate tax benefit related to change in retiree healthcare funding strategy.

Non-GAAP Results – Reconciled to Amounts Reported Under GAAP (Continued)

	GAAP Basis	Additional European Operations to be Exited (a)	Gains and Losses on Acquisitions and Dispositions (b)	Employee Benefit Settlement and Severance Losses (c)	CEO Retirement Costs (d)	U.S. Retirement Plans (e)	Non-GAAP Basis

	Full Year 2011
Revenues:
Latin America	$1,460.7	-	-	-	-	-	1,460.7
EMEA	1,177.7	(10.8)	-	-	-	-	1,166.9
Asia Pacific	153.7	-	-	-	-	-	153.7
International	2,792.1	(10.8)	-	-	-	-	2,781.3
North America	974.2	-	-	-	-	-	974.2
Revenues	$3,766.3	(10.8)	-	-	-	-	3,755.5
Operating profit:
International	$227.9	2.6	-	2.1	-	-	232.6
North America	31.4	-	-	-	-	3.2	34.6
Segment operating profit	259.3	2.6	-	2.1	-	3.2	267.2
Non-segment	(59.8)	-	(9.7)	-	4.1	24.8	(40.6)
Operating profit	$199.5	2.6	(9.7)	2.1	4.1	28.0	226.6

Amounts attributable to Brink’s:
Income from continuing operations	$96.5	2.9	(9.6)	1.5	2.6	17.7	111.6
Diluted EPS – continuing operations	2.01	0.06	(0.20)	0.03	0.05	0.37	2.32
Amounts may not add due to rounding.

(a)	To eliminate results of additional European operations we intend to exit in 2013. Operations do not currently meet requirements to be classified as discontinued operations.
(b)	To eliminate gains as follows:
	Full Year 2011
(In millions, except per share amounts)	Operating Profit	EPS

Sale of U.S. Document Destruction business	$(6.7)	(0.09)
Gains on available-for-sale equity and debt securities	-	(0.05)
Acquisition of controlling interests	(2.5)	(0.05)
Sale of former operating assets	(0.5)	(0.01)
	$(9.7)	(0.20)

(c)
To eliminate employee benefit settlement loss related to Mexico.  Portions of Brink’s Mexican subsidiaries’ accrued employee termination benefit were paid in the second and third quarters of 2011.  The employee termination benefit is accounted for under FASB ASC Topic 715, Compensation – Retirement Benefits. Accordingly, the severance payments resulted in settlement losses.

(d)	To eliminate the costs related to the retirement of the former chief executive officer.
(e)	To eliminate expenses related to U.S. retirement liabilities.

Non-GAAP Results – Reconciled to Amounts Reported Under GAAP (Continued)

	GAAP Basis	Additional European Operations to be Exited (a)	Gains and Losses on Acquisitions and Dispositions (b)	Royalty (c)	Remeasure Venezuelan Net Monetary Assets (d)	U.S. Retirement Plans (e)	U.S. Healthcare Legislation Tax Charge (f)	Non-GAAP Basis

	Full Year 2010
Revenues:
Latin America	$877.4	-	-	-	-	-	-	877.4
EMEA	1,054.5	(9.9)	-	-	-	-	-	1,044.6
Asia Pacific	126.5	-	-	-	-	-	-	126.5
International	2,058.4	(9.9)	-	-	-	-	-	2,048.5
North America	917.8	-	-	-	-	-	-	917.8
Revenues	$2,976.2	(9.9)	-	-	-	-	-	2,966.3
Operating profit:
International	$195.0	2.2	-	-	3.2	-	-	200.4
North America	44.1	-	-	-	-	(1.0)	-	43.1
Segment operating profit	239.1	2.2	-	-	3.2	(1.0)	-	243.5
Non-segment	(62.6)	-	8.6	(4.9)	-	22.7	-	(36.2)
Operating profit	$176.5	2.2	8.6	(4.9)	3.2	21.7	-	207.3

Amounts attributable to Brink’s:
Income from continuing operations	$81.6	2.3	5.6	(3.0)	2.0	13.5	13.7	115.7
Diluted EPS – continuing operations	1.69	0.05	0.12	(0.06)	0.04	0.28	0.29	2.39
Amounts may not add due to rounding.

(a)	To eliminate results of additional European operations we intend to exit in 2013. Operations do not currently meet requirements to be classified as discontinued operations.
(b)	To eliminate
•	Loss recognized related to acquisition of controlling interest in subsidiary previously accounted for as cost method investment and bargain purchase gain in Mexico.
•	Exchange of marketable equity securities.
(c)	To eliminate royalty income from former home security business.
(d)
To reverse remeasurement gains and losses in Venezuela.  For accounting purposes, Venezuela is considered a highly inflationary economy.  Under U.S. GAAP, subsidiaries that operate in Venezuela record gains and losses in earnings for the remeasurement of bolivar fuerte-denominated net monetary assets.

(e)	To eliminate expenses related to U.S. retirement liabilities.
(f)	To eliminate $13.7 million of tax expense related to the reversal of a deferred tax asset as a result of U.S. healthcare legislation.

Non-GAAP Results – Reconciled to Amounts Reported Under GAAP (Continued)

	GAAP Basis	Additional European Operations to be Exited (a)	Gains and Losses on Acquisitions and Dispositions (b)	Change to Parallel Rate (c)	Venezuelan Currency Losses (d)	Royalty (e)	U.S. Retirement Plans (f)	Adjust Income Tax rate (g)	Non-GAAP Basis

	Full Year 2009
Revenues:
Latin America	$904.7	-	-	(237.9)	-	-	-	-	666.8
EMEA	1,101.2	(9.7)	-	-	-	-	-	-	1,091.5
Asia Pacific	78.7	-	-	-	-	-	-	-	78.7
International	2,084.6	(9.7)	-	(237.9)	-	-	-	-	1,837.0
North America	894.1	-	-	-	-	-	-	-	894.1
Revenues	$2,978.7	(9.7)	-	(237.9)	-	-	-	-	2,731.1
Operating profit:
International	$174.6	2.0	-	(43.0)	4.5	-	-	-	138.1
North America	56.6	-	-	-	-	-	(2.0)	-	54.6
Segment operating profit	231.2	2.0	-	(43.0)	4.5	-	(2.0)	-	192.7
Non-segment	(46.6)	-	(24.5)	-	22.5	(6.8)	20.7	-	(34.7)
Operating profit	$184.6	2.0	(24.5)	(43.0)	27.0	(6.8)	18.7	-	158.0

Amounts attributable to Brink’s:
Income from continuing operations	$213.6	2.3	(20.8)	(23.2)	25.2	(4.3)	11.7	(117.6)	86.9
Diluted EPS – continuing operations	4.49	0.05	(0.43)	(0.49)	0.53	(0.09)	0.25	(2.48)	1.83

	Full Year 2008
Revenues:
Latin America	$800.6	-	-	(173.4)	-	-	-	-	627.2
EMEA	1,198.4	(11.5)	-	-	-	-	-	-	1,186.9
Asia Pacific	71.8	-	-	-	-	-	-	-	71.8
International	2,070.8	(11.5)	-	(173.4)	-	-	-	-	1,885.9
North America	932.2	-	-	-	-	-	-	-	932.2
Revenues	$3,003.0	(11.5)	-	(173.4)	-	-	-	-	2,818.1
Operating profit:
International	$221.1	2.2	-	(48.8)	-	-	-	-	174.5
North America	56.9	-	-	-	-	-	(4.9)	-	52.0
Segment operating profit	278.0	2.2	-	(48.8)	-	-	(4.9)	-	226.5
Non-segment	(43.4)	-	(13.1)	-	-	(1.1)	(4.0)	-	(61.6)
Operating profit	$234.6	2.2	(13.1)	(48.8)	-	(1.1)	(8.9)	-	164.9

Amounts attributable to Brink’s:
Income from continuing operations	$138.6	2.5	(8.1)	(25.1)	-	(0.7)	(5.6)	-	101.6
Diluted EPS – continuing operations	2.97	0.05	(0.17)	(0.53)	-	(0.01)	(0.12)	-	2.18
Amounts may not add due to rounding.

(a)	To eliminate results of additional European operations we intend to exit in 2013. Operations do not currently meet requirements to be classified as discontinued operations.
(b)
To eliminate gains related to acquisitions of controlling interests in subsidiaries previously accounted for as equity method investments as well as gains on sales of property and assets of former operations.

(c)
To reduce revenues and segment operating income to reflect the 2009 and 2008 results of Venezuelan subsidiaries had they been translated using the parallel currency exchange rate in effect at the time.  The average parallel exchange rate used for the non-GAAP full-year earnings was 6.00 bolivar fuertes to the U.S. dollar, compared to an average rate of 2.21 bolivar fuertes to the U.S. dollar that was used for the GAAP financial statements.  The official rate of 2.15 bolivar fuertes to the U.S. dollar was used for translation of Venezuela for most of 2009 until the parallel rate was adopted during December 2009.  The use of the weaker rate to translate 2009’s non-GAAP revenues and earnings of the Venezuelan subsidiaries decreased each measure by 63%.

(d)
To eliminate currency losses incurred in Venezuela related to increases in cash held in U.S. dollars by Venezuelan subsidiaries.  These losses would not have been incurred had the operations been translated at the parallel rate.

(e)	To eliminate royalty income from former home security business.
(f)	To eliminate expenses related to U.S. retirement plans.
(g)
The full-year 2009 non-GAAP tax expense excludes $118 million of income tax benefits related to the reduction in the amount of valuation allowance needed for U.S. deferred tax assets as a result of improved investments in retirement plans and improved credit markets as well as the tax effect of the other pretax non-GAAP adjustments. The full-year non-GAAP effective income tax rate for 2009 was 32.2%. The full-year non-GAAP effective income tax rate for 2008 was 21.4%.

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

Our international operations conduct a majority of their business in local currencies. Because our financial results are reported in U.S. dollars, they are affected by changes in the value of various local currencies in relation to the U.S. dollar. Brink’s Venezuela is subject to local laws and regulatory interpretations that determine the exchange rate at which repatriating dividends may be converted and Brink’s Argentina may in the future be subject to similar restrictions.  See Application of Critical Accounting Policies—Foreign Currency Translation on page 65 for a description of our accounting methods and assumptions used to include our Venezuelan operation in our consolidated financial statements, and a description of the accounting for subsidiaries operating in highly inflationary economies.

Changes in exchange rates may also affect transactions which are denominated in currencies other than the functional currency.  From time to time, we use foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies, as discussed in Item 7A on page 68.  At December 31, 2012, the notional value of our outstanding foreign currency contracts was $67.9 million with average contract maturities of approximately 1 month. The foreign currency contracts primarily offset exposures in the Mexican peso and the euro. These contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings.  We recognized gains of $0.2 million on our foreign currency contracts in 2012.  At December 31, 2012, the fair value of these outstanding contracts was a liability of $0.1 million which was included in accrued liabilities on the consolidated balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Over the last three years, we have used cash generated from our continuing operations to
•
invest in the infrastructure of our business (new facilities, cash sorting and other equipment for our Cash Management Services operations, armored trucks,  CompuSafe® units, and customer-facing and back-office information technology) ($514 million),

•	acquire businesses ($121 million) including $101 million in 2010, primarily in Mexico and Canada, and $17 million in France,
•	pay dividends ($57 million), and
•	repurchase shares of our common stock ($34 million).

We entered into a new master lease agreement in late 2009 to finance the acquisition of new armored vehicles in the U.S.  Vehicles acquired under the 2009 lease agreement have been accounted for as capital leases.  Vehicles acquired under the previous master lease agreement were accounted for as operating leases.

Outlook
•
We continue to consider acquisition opportunities in the secure transportation and Cash Management Services industry and in adjacent security markets.  We may use our cash from operations and borrowings to fund the purchase of these acquisitions.

•
We expect our capital expenditures in 2013 to approximate the amounts spent in 2012 as we continue to reduce maintenance capital spending through efficiency projects and reallocate more of our spending to growth and productivity initiatives.

•
We will be required to make contributions of $13 million to our primary U.S. pension plan in 2013.  Based on current assumptions, we expect to make additional contributions totalling $239 million during the next nine years.  We may choose to contribute company stock for future required contributions.

Operating Activities

	Years Ended December 31,			$ change
(In millions)	2012	2011	2010	2012	2011

Cash flows from operating activities
Non-GAAP basis	$246.1	270.1	214.7	$(24.0)	55.4
(Decrease) increase in certain customer obligations (a)	15.7	(11.7)	38.5	27.4	(50.2)
Discontinued operations (b)	(11.3)	(11.4)	(17.9)	0.1	6.5
GAAP basis	$250.5	247.0	235.3	$3.5	11.7
(a)
To eliminate the change in the balance of customer obligations related to cash received and processed in certain of our secure Cash Management Services operations.  The title to this cash transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources.

(b)	To eliminate cash flows related to our discontinued operations.

Non-GAAP cash flows from operating activities are supplemental financial measures that are not required by, or presented in accordance with GAAP. The purpose of the non-GAAP cash flows from operating activities is to report financial information excluding the impact of cash received and processed in certain of our secure Cash Management Services operations, without cash flows from discontinued operations.   We believe these measures are helpful in assessing cash flows from operations, enable period-to-period comparability and are useful in predicting future operating cash flows. Non-GAAP cash flows from operating activities should not be considered as an alternative to cash flows from operating activities determined in accordance with GAAP and should be read in conjunction with our consolidated statements of cash flows.

2012 versus 2011
GAAP
Operating cash flows increased by $3.5 million in 2012 compared to the same period in 2011.  The increase was primarily due to a $27.4 million increase in cash held for customers in certain of our secure Cash Management Services operations and $19.3 million in proceeds from the sale of value-added tax receivables in Venezuela.  These increases were offset by a $13.4 million cash contribution to our U.S. pension plan, the payment of $11.6 million in pension benefits to our former CEO, a customer loss that was paid in 2012 (with the related $10.5 million insurance recovery expected to be received in early 2013), and a $9.5 million increase in income tax payments.

Non-GAAP
Cash flows from operating activities decreased from 2011 by $24.0 million.  This decrease was primarily due to a $13.4 million cash contribution to our U.S. pension plan, the payment of $11.6 million in pension benefits to our former CEO, a customer loss that was paid in

2012 (with the related $10.5 million insurance recovery expected to be received in early 2013), and a $9.5 million increase in income tax payments. These decreases were partially offset by $19.3 million in proceeds from the sale of value-added tax receivables in Venezuela.

2011 versus 2010
GAAP
Operating cash flows increased by $11.7 million in 2011 compared to 2010 as a result of an $6.5 million decrease in cash used by discontinued operations and a $5.2 million increase in cash flows from continuing operations.  Cash flows from discontinued operations improved because the prior year period included $11.5 million in cash outflow for a legal claim associated with BAX Global, a former business unit.  Cash from continuing operations increased $5.2 million due to higher operating profit and an increase in cash flows from working capital, partially offset by a $50.2 million decrease in cash flows due to the change in customer obligations for cash held by secure Cash Management Services operations and an increase in income tax and interest payments. The amount of cash generated by operating profit was higher than the increase in operating profit primarily because noncash depreciation and amortization expenses were higher in 2011 compared to 2010 driven by fixed assets acquired in 2010 and the Mexican acquisition in November 2010.

Non-GAAP
Cash flows from operating activities increased by $55.4 million.  The increase in cash flows was primarily due to higher operating profit and an increase in cash flows from working capital, partially offset by an increase in income tax and interest payments.  The amount of cash generated by operating profit was higher than the increase in operating profit primarily because noncash depreciation and amortization expenses were higher in 2011 compared to 2010 driven by new fixed asset acquisitions in the second half of 2010 and the Mexican acquisition in November 2010.

Brink’s former president and CEO was paid $5.2 million in 2011 as provided for under a succession agreement and $11.6 million in 2012 for a pension benefit.  Brink’s also remitted $4.1 million of taxes in 2012 on a distribution of his deferred compensation.  The $11.6 million is included in cash flows from operating activities and the $4.1 million is included in cash flows from financing activities.  The payment of pension benefits was funded by the sale of assets in an existing grantor trust, the proceeds of which are reported in investing activities.

Investing Activities

	Years Ended December 31,			$ change
(In millions)	2012	2011	2010	2012	2011

Cash flows from investing activities
Capital expenditures	$(184.5)	(192.0)	(137.8)	$7.5	(54.2)
Acquisitions	(17.2)	(3.0)	(100.7)	(14.2)	97.7
Proceeds from the sale of assets	28.0	27.1	6.1	0.9	21.0
Other	11.1	0.1	(12.1)	11.0	12.2
Discontinued operations	(4.7)	(4.0)	(10.9)	(0.7)	6.9
Investing activities	$(167.3)	(171.8)	(255.4)	$4.5	83.6
Cash used by investing activities decreased by $4.5 million in 2012 versus 2011 primarily due to $7.5 million less in capital expenditures in the current year and cash received from the redemption of cash-surrender value of life insurance policies.  These items were offset by a $14.2 million increase in cash used for business acquisitions as we acquired a logistics software provider in France in 2012.

Cash flows from investing activities improved by $83.6 million in 2011 versus 2010 primarily due to $100.7 million of cash used in 2010 to purchase new businesses, primarily operations in Mexico and Canada, offset by higher capital expenditures in 2011, as described below.  In addition, we had higher proceeds from the sale of investments and other property in 2011.

Capital expenditures and depreciation and amortization were as follows:

		Outlook	Years Ended December 31,			$ change
(In millions)		2013	2012	2011	2010	2012	2011

Property and Equipment Acquired during the year

Capital expenditures:
International	$	(a)	130.3	140.6	99.7	$(10.3)	40.9
North America		(a)	54.2	51.4	38.1	2.8	13.3
Capital expenditures		$195	184.5	192.0	137.8	$(7.5)	54.2

Capital leases (b):
International	$	(a)	2.7	7.6	4.1	$(4.9)	3.5
North America		(a)	15.4	35.4	29.8	(20.0)	5.6
Capital leases		$10	18.1	43.0	33.9	$(24.9)	9.1

Total:
International	$	(a)	133.0	148.2	103.8	$(15.2)	44.4
North America		(a)	69.6	86.8	67.9	(17.2)	18.9
Total		$205	202.6	235.0	171.7	$(32.4)	63.3

Depreciation and amortization

International	$	(a)	102.3	100.0	82.6	$2.3	17.4
North America		(a)	63.2	56.6	44.0	6.6	12.6
Depreciation and amortization		$180 – 190	165.5	156.6	126.6	$8.9	30.0
(a)	Not provided.
(b)
Represents the amount of property and equipment acquired using capital leases.  Since the assets are acquired without using cash, the acquisitions are not reflected in the consolidated cash flow statement.  Amounts are provided here to assist in the comparison of assets acquired in the current year versus prior years.  Sale leaseback transactions are excluded from “Capital leases” in this table.

Capital expenditures in 2012 were primarily for new cash processing and security equipment, armored vehicles and information technology.  Capital expenditures in 2012 were slightly lower when compared to 2011, however total property and equipment acquired in 2012 was $32.4 million lower than the prior year.  Total property and equipment acquired during 2013 is expected to be about flat with 2012.

Capital expenditures in 2011 were primarily for information technology, armored vehicles and new cash processing and security equipment.  Capital expenditures in 2011 increased when compared to 2010 primarily due to an increase in our International segment.  The increase in our International segment is largely due to capital expenditures in Mexico.

Financing Activities

Summary of Financing Activities

	Years Ended December 31,
(In millions)	2012	2011	2010

Cash provided (used) by financing activities
Borrowings and repayments:
Short-term debt	$1.5	(7.6)	27.6
Long-term revolving credit facilities	(4.2)	(113.9)	121.7
Issuance of private placement notes	-	100.0	-
Other long-term debt	(20.2)	(31.9)	(15.9)
Borrowings (repayments)	(22.9)	(53.4)	133.4

Debt financing costs	(1.5)	(0.6)	(2.5)
Repurchase shares of common stock of Brink's	-	-	(33.7)
Cash proceeds from sale-leaseback transactions	-	17.6	1.2
Dividends attributable to:
Shareholders of Brink’s	(19.0)	(18.7)	(18.9)
Noncontrolling interests in subsidiaries	(13.0)	(16.1)	(18.4)
Acquisition of noncontrolling interests in subsidiaries	(9.4)	-	-
Other	(3.7)	4.3	(0.1)
Discontinued operations	1.5	(0.3)	(1.0)
Cash flows from financing activities	$(68.0)	(67.2)	60.0

Debt borrowings and repayments
In 2012 and 2011, we repaid a portion of our debt as cash flows from operating activities exceeded the net cash used by our investing activities.  The net borrowings in 2010 were used to fund business acquisitions and the repurchase of common stock.

Share purchases
In 2010, we purchased 1,682,845 shares of our common stock for $33.7 million at an average price of $20.03 per share.

Common stock
We contributed $9 million in newly issued common stock to our primary U.S. pension plan in 2012.  Because the contribution did not involve cash, the transaction is not included in our consolidated statements of cash flows.

Dividends
We paid dividends to Brink’s shareholders of $0.10 per share in each of the last 12 quarters.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the board of directors.

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

As of December 31, 2012, debt as a percentage of capitalization (defined as total debt and equity) was 40% compared to 45% at December 31, 2011.  The decrease resulted mainly from a higher equity balance compared to the end of 2011.  Equity increased primarily as a result of an increase in retained earnings as net income exceeded dividends paid to Brink’s shareholders during 2012.

Summary of Debt, Equity and Other Liquidity Information
	Amount available
	under credit facilities	Outstanding Balance
	December 31,	December 31,
(In millions)	2012	2012	2011	$ change (a)
Debt:
Revolving Facility	$372.8	$107.2	110.0	$(2.8)
Private Placement Notes	-	100.0	100.0	-
Capital leases	-	91.3	95.4	(4.1)
Dominion Terminal Associates bonds	-	43.2	43.2	-
Multi-currency revolving facilities	36.7	10.2	9.8	0.4
2012 Credit Facility	16.2	3.8	-	3.8
Letter of Credit Facilities	55.7	-	-	-
Other	-	33.6	31.0	2.6
Debt	$481.4	$389.3	389.4	$(0.1)

Total equity		$576.8	482.4	$94.4
(a)	In addition to cash borrowings and repayments, the change in the debt balance also includes changes in currency exchange rates.

Reconciliation of Net Debt to GAAP Measures
	December 31,
(In millions)	2012	2011	$ change

Debt:
Short-term debt	$26.7	25.4	$1.3
Long-term debt	362.6	364.0	(1.4)
Total Debt	389.3	389.4	(0.1)

Less:
Cash and cash equivalents	201.7	182.9	18.8
Amounts held by Cash Management Services operations (a)	(44.0)	(25.1)	(18.9)
Cash and cash equivalents available for general corporate purposes	157.7	157.8	(0.1)

Net Debt	$231.6	231.6	$-
(a)
 Title to cash received and processed in certain of our secure Cash Management Services operations transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources and in our computation of Net Debt.

Net Debt is a supplemental non-GAAP financial measure that is not required by, or presented in accordance with GAAP.  We use Net Debt as a measure of our financial leverage.  We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage. Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our consolidated balance sheets.  Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP, as of December 31, 2012, and December 31, 2011.  Net Debt excluding cash and debt in Venezuelan operations was $280 million at December 31, 2012, and $242 million at December 31, 2011.

Net debt at the end of 2012 was equal to Net Debt at the end of 2011 as cash provided by operating activities was offset by cash used by investing activities, dividends paid to Brink’s shareholders and noncontrolling interests, and cash paid for the acquisition of noncontrolling interests in subsidiaries.

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

Incremental taxes.  Of the $202 million of cash and cash equivalents at December 31, 2012, approximately $182 million is held by subsidiaries that we consider to be permanently invested and for which we do not expect to repatriate to the U.S.  If we decided to repatriate this cash to the U.S., we may have to accrue and pay additional income taxes.  Given the number of foreign operations and the complexities of the tax law, it is not practical to estimate the potential tax liability, but the amount of taxes owed could be material depending on how and when the repatriation occurred.

Venezuela. The Venezuelan government has currency restrictions that limit our ability to obtain U.S. dollars to operate our business and to repatriate cash.  This may limit our ability to use funds earned in Venezuela for general corporate purposes, including reducing our debt. At December 31, 2012, our Venezuelan subsidiaries held $0.5 million of cash and short-term investments denominated in U.S. dollars and $47.9 million of cash denominated in bolivar fuertes.

Pension contributions.  We have a significant underfunded U.S. pension plan that will be required to be funded in the future.  We currently expect to be able to fund pension contributions in the future with cash from operations and borrowings, but we may contribute shares of our stock in the future, if necessary.  The contributions to our primary U.S. pension plan total $238.9 million based on current assumptions.

Debt
We have a $480 million unsecured revolving bank credit facility (the “Revolving Facility”) that matures in January 2017.  The Revolving Facility’s interest rate is based on LIBOR plus a margin, alternate base rate plus a margin, or competitive bid.  The Revolving Facility allows us to borrow or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of December 31, 2012, $373 million was available under the Revolving Facility.  Amounts outstanding under the Revolving Facility as of December 31, 2012 were denominated primarily in U.S. dollars and to a lesser extent in Canadian dollars and in euros.

The margin on LIBOR borrowings under the Revolving Facility, which can range from 0.9% to 1.575% depending on our credit rating, was 1.20% at December 31, 2012.  The margin on alternate base rate borrowings under the Revolving Facility can range from 0.0% to 0.575%.  We also pay an annual facility fee on the Revolving Facility based on our credit rating.  The facility fee can range from 0.10% to 0.30% and was 0.175% at December 31, 2012.

We have $100 million in unsecured notes through a private placement debt transaction (the “Notes”).  The Notes comprise $50 million in series A notes with a fixed interest rate of 4.57% and $50 million in series B notes with a fixed interest rate of 5.20%.  The Notes are due in January 2021 with principal payments under the series A notes to begin in January 2015.

We have three unsecured multi-currency revolving bank credit facilities with a total of $70 million in available credit, of which approximately $37 million was available at December 31, 2012.  A $20 million facility expires in May 2014, a $30 million facility expires in October 2014, and a $20 million facility expires in December 2015.  Interest on these facilities is based on LIBOR plus a margin.  The margin ranges from 0.9% to 2.125%.  We also have the ability to borrow from other banks, at the banks’ discretion, under short-term uncommitted agreements.  Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

We have a $20 million unsecured committed credit facility that expires in April 2014.  Interest on this facility is based on LIBOR plus a margin, which ranges from 1.20% to 1.575%.  As of December 30, 2012, $16 million was available under the facility.

We have three unsecured letter of credit facilities totaling $164 million, of which approximately $56 million was available at December 31, 2012.  A $54 million facility and a $25 million facility expire in December 2014 and an $85 million facility expires in June 2015.  The Revolving Facility and the multi-currency revolving credit facilities are also used for issuance of letters of credit and bank guarantees.

The Revolving Facility, the Notes, the unsecured multi-currency revolving bank credit facilities, the unsecured committed credit facility and the letter of credit facilities contain subsidiary guarantees and various financial and other covenants.  The financial covenants, among other things, limit our total indebtedness, limit priority debt, limit asset sales, limit the use of proceeds from asset sales and provide for minimum coverage of interest costs.  The credit agreements do not provide for the acceleration of payments should our credit rating be reduced.  If we were not to comply with the terms of our various credit agreements, the repayment terms could be accelerated and the commitments could be withdrawn.  An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  We were in compliance with all financial covenants at December 31, 2012.

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

Equity
Common Stock
At December 31, 2012, we had 100 million shares of common stock authorized and 47.8 million shares issued and outstanding.

On February 28, 2012, we filed a shelf registration statement under Form S-3ASR with the SEC for $150 million of our common stock.  Under this shelf registration, we are able to issue up to $150 million of new common stock.  On March 6, 2012, we issued 361,446 shares of our common stock and contributed the shares to our primary U.S. pension plan.  Sales of these shares by the pension plan are covered under our shelf registration statement.  The common stock was valued for purposes of the contribution at $24.90 per share, or $9 million in the aggregate, which reflected a 2.4% discount from the $25.51 per share closing share price of our common stock on March 5, 2012.

Preferred Stock
At December 31, 2012, we had the authority to issue up to 2.0 million shares of preferred stock, par value $10 per share.

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

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2012.

	Estimated Payments Due by Period
						Later
(In millions)	2013	2014	2015	2016	2017	Years	Total

Contractual obligations:
Long-term debt obligations	$6.1	9.7	9.6	7.9	114.7	123.3	271.3
Capital lease obligations	20.9	19.1	17.7	13.3	10.2	10.1	91.3
Operating lease obligations	81.9	62.8	47.2	27.8	19.2	46.8	285.7
Purchase obligations	14.4	3.0	2.6	1.4	1.2	0.5	23.1
Other long-term liabilities reflected on the
Company’s balance sheet under GAAP:
Primary U.S. pension plan	12.9	27.8	40.7	43.3	37.2	77.0	238.9
Other retirement obligations:
UMWA plans	-	-	-	-	-	540.7	540.7
Black lung and other plans	6.1	5.7	5.4	5.2	4.9	61.9	89.2
Workers compensation and other claims	24.4	9.4	6.0	4.3	3.6	20.9	68.6
Uncertain tax positions	3.1	-	-	-	-	-	3.1
Other	0.8	0.8	0.8	0.8	0.8	11.1	15.1
Total	$170.6	138.3	130.0	104.0	191.8	892.3	1,627.0

U.S. Pension Plans
Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement.  There are approximately 20,100 beneficiaries in the plans.  We made a $9 million stock contribution and $13 million cash contributions to the plan in 2012.

Federal legislation titled Moving Ahead for Progress in the 21st Century (“MAP-21”) was passed in July 2012. MAP-21 effectively raises the discount rates used to determine our primary U.S. pension plan’s benefit liability for funding purposes and has the effect of spreading the expected funding requirements for the pension plan over a longer period of time.  Based on current assumptions, including the provisions of this legislation, we expect to make contributions totaling $238.9 million from 2013 to 2021.

UMWA Plans
Retirement benefits related to former coal operations include medical benefits provided by the Pittston Coal Group Companies Employee Benefit Plan for UMWA Represented Employees.  There are approximately 4,300 beneficiaries in the UMWA plans.  The company does not expect to make additional contributions to these plans until 2022 based on actuarial assumptions.

Black Lung
Under the Federal Black Lung Benefits Act of 1972, Brink’s is responsible for paying lifetime black lung benefits to miners and their dependents for claims filed and approved after June 30, 1973.  There are approximately 780 black lung beneficiaries.

Other
We have a plan that provides retirement healthcare benefits to certain eligible salaried employees.  Benefits under this plan are not indexed for inflation.

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

Funded Status of U.S. Retirement Plans

	Actual	Projected
(In millions)	2012	2013	2014	2015	2016	2017

U.S. pension plans
Beginning funded status	$(305.3)	(275.0)	(243.4)	(195.0)	(129.5)	(56.1)
Net periodic pension credit (a)	16.2	14.7	18.9	23.4	28.7	34.6
Payment from Brink’s:
Primary U.S. pension plan	22.4	12.9	27.8	40.7	43.3	37.2
Other U.S. pension plan	14.8	0.9	0.8	0.8	0.8	0.8
Benefit plan experience (loss) gain	(23.1)	3.1	0.9	0.6	0.6	0.1
Ending funded status	$(275.0)	(243.4)	(195.0)	(129.5)	(56.1)	16.6

UMWA plans
Beginning funded status	$(261.6)	(256.6)	(255.7)	(255.3)	(255.7)	(256.7)
Net periodic postretirement credit (cost) (a)	(1.0)	0.9	0.4	(0.4)	(1.0)	(1.9)
Benefit plan experience gain	6.3	-	-	-	-	-
Other	(0.3)	-	-	-	-	-
Ending funded status	$(256.6)	(255.7)	(255.3)	(255.7)	(256.7)	(258.6)

Black lung and other plans
Beginning funded status	$(60.9)	(50.8)	(47.3)	(44.0)	(40.9)	(37.9)
Net periodic postretirement cost (a)	(2.6)	(1.7)	(1.6)	(1.5)	(1.4)	(1.4)
Payment from Brink’s	6.6	5.2	4.9	4.6	4.4	4.1
Other	6.1	-	-	-	-	-
Ending funded status	$(50.8)	(47.3)	(44.0)	(40.9)	(37.9)	(35.2)

(a)	Excludes amounts reclassified from accumulated other comprehensive income (loss).

Summary of Total Expenses Related to All U.S. Retirement Liabilities

This table summarizes actual and projected expense (income) related to U.S. retirement liabilities.  Most expenses are allocated to non-segment results, with the balance allocated to North American segment operations.

	Actual	Projected
(In millions)	2012	2013	2014	2015	2016	2017

U.S. pension plans	$28.3	30.7	20.4	11.6	3.1	(6.8)
UMWA plans	22.0	19.0	18.7	18.5	18.4	18.4
Black lung and other plans	5.9	3.7	3.6	3.5	3.4	3.4
Total	$56.2	53.4	42.7	33.6	24.9	15.0

Amounts allocated to:
North American segment	8.8	11.8	7.8	4.4	1.1	(2.7)
Non-segment	47.4	41.6	34.9	29.2	23.8	17.7
Total	$56.2	53.4	42.7	33.6	24.9	15.0

Summary of Total Payments from U.S. Plans to Participants

This table summarizes actual and estimated payments from the plans to participants.

	Actual	Projected
(In millions)	2012	2013	2014	2015	2016	2017

Payments from U.S. Plans to participants
U.S. pension plans	$56.2	45.5	46.8	48.1	49.2	50.8
UMWA plans	35.7	34.8	34.9	35.1	34.8	34.4
Black lung and other plans	6.6	5.2	4.9	4.6	4.4	4.1
Total	$98.5	85.5	86.6	87.8	88.4	89.3

Summary of Total Payments from Brink’s to U.S. Plans

This table summarizes actual and estimated payments from Brink’s to U.S. retirement plans.

	Projected Payments to Plans from Brink's					Projected Funded Status
(In millions)	Primary U.S. Pension Plan	Other U.S. Pension Plan	UMWA Plans	Black Lung and Other Plans	Total	U.S. Pension Plans	UMWA Plans	Black Lung and Other Plans	Total

Projected payments
2013	12.9	0.9	-	5.2	19.0	(243.4)	(255.7)	(49.7)	(548.8)
2014	27.8	0.8	-	4.9	33.5	(195.0)	(255.3)	(46.3)	(496.6)
2015	40.7	0.8	-	4.6	46.1	(129.5)	(255.7)	(43.3)	(428.5)
2016	43.3	0.8	-	4.4	48.5	(56.1)	(256.7)	(40.5)	(353.3)
2017	37.2	0.8	-	4.1	42.1	16.6	(258.6)	(37.7)	(279.7)
2018	20.8	0.8	-	3.8	25.4	77.5	(261.4)	(34.9)	(218.8)
2019	16.4	1.4	-	3.6	21.4	139.1	(265.3)	(31.9)	(158.1)
2020	33.1	0.9	-	3.4	37.4	221.3	(270.3)	(29.2)	(78.2)
2021	6.7	0.7	-	3.2	10.6	282.1	(276.4)	(26.9)	(21.2)
2022	-	0.7	8.4	3.0	12.1	340.1	(283.8)	(24.7)	31.6
2023	-	0.8	29.7	2.8	33.3	401.8	(292.6)	(22.9)	86.3
2024	-	0.7	28.6	2.6	31.9	467.7	(302.8)	(21.0)	143.9
2025	-	0.7	27.5	2.4	30.6	537.7	(303.0)	(19.4)	215.3
2026	-	0.6	26.5	2.3	29.4	612.3	(287.7)	(17.9)	306.7
2027	-	0.6	25.8	2.1	28.5	691.9	(272.7)	(16.5)	402.7
2028	-	0.6	25.1	1.9	27.6	776.7	(257.8)	(15.3)	503.6
2029	-	0.5	24.4	1.7	26.6	867.2	(242.9)	(14.0)	610.3
2030	-	0.5	23.7	1.6	25.8	963.6	(228.3)	(13.0)	722.3
2031	-	0.5	22.9	1.5	24.9	1,066.7	(213.8)	(12.1)	840.8
2032	-	0.4	22.2	1.4	24.0	(a)	(a)	(a)	(a)
2033	-	0.4	21.2	1.2	22.8	(a)	(a)	(a)	(a)
2034	-	0.4	20.4	1.1	21.9	(a)	(a)	(a)	(a)
2035	-	0.3	19.6	1.0	20.9	(a)	(a)	(a)	(a)
2036	-	0.3	18.7	0.9	19.9	(a)	(a)	(a)	(a)
2037	-	0.3	17.8	0.8	18.9	(a)	(a)	(a)	(a)
2038	-	0.3	16.9	0.7	17.9	(a)	(a)	(a)	(a)
2039	-	0.2	16.0	0.7	16.9	(a)	(a)	(a)	(a)
2040	-	0.2	15.1	0.6	15.9	(a)	(a)	(a)	(a)
2041	-	0.2	14.0	0.5	14.7	(a)	(a)	(a)	(a)
2042	-	0.2	12.9	0.5	13.6	(a)	(a)	(a)	(a)
2043	-	0.2	11.9	0.3	12.4	(a)	(a)	(a)	(a)
2044	-	0.1	10.7	0.3	11.1	(a)	(a)	(a)	(a)
2045	-	0.1	9.8	0.3	10.2	(a)	(a)	(a)	(a)
2046	-	0.1	8.8	0.2	9.1	(a)	(a)	(a)	(a)
2047	-	0.1	7.9	0.2	8.2	(a)	(a)	(a)	(a)
2048	-	0.1	7.1	0.2	7.4	(a)	(a)	(a)	(a)
2049	-	0.1	6.3	0.2	6.6	(a)	(a)	(a)	(a)
2050	-	0.1	5.6	0.1	5.8	(a)	(a)	(a)	(a)
2051	-	-	4.9	0.1	5.0	(a)	(a)	(a)	(a)
2052	-	-	4.3	0.1	4.4	(a)	(a)	(a)	(a)
2053	-	-	3.7	0.1	3.8	(a)	(a)	(a)	(a)
2054	-	-	3.2	0.1	3.3	(a)	(a)	(a)	(a)
2055	-	-	2.8	0.1	2.9	(a)	(a)	(a)	(a)
2056	-	-	2.4	0.1	2.5	(a)	(a)	(a)	(a)
2057	-	-	2.1	0.1	2.2	(a)	(a)	(a)	(a)
2058	-	-	1.8	-	1.8	(a)	(a)	(a)	(a)
2059	-	-	1.5	-	1.5	(a)	(a)	(a)	(a)
2060 and thereafter	-	-	8.5	-	8.5	(a)	(a)	(a)	(a)
Total projected payments	$238.9	18.2	540.7	71.0	868.8
(a)	Information not provided.

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of December 31, 2012.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

Discounted Cash Flows at Plan Discount Rates – Reconciled to Liability Amounts Reported under U.S. GAAP

	December 31, 2012
(In millions)	Primary U.S. pension plan (b)	UMWA Plans (c)	Other unfunded U.S. plans	Total

Funded status of U.S. retirement plans – GAAP	$262.6	256.6	65.4	584.6
Present value of projected earnings of plan assets (a)	(64.6)	(15.1)	-	(79.7)
Discounted cash flows at plan discount rates – Non-GAAP	$198.0	241.5	65.4	504.9

Plan discount rate	4.20%	3.90%
Expected return of assets	8.00%	8.25%

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

(b)
For the primary U.S. pension plan, we are required by ERISA regulations to maintain minimum funding levels, and as a result, we estimate we will be required to make minimum required contributions from 2012 to 2021.  We have estimated that we will achieve the required funded ratio after the 2021 contribution.

(c)
There are no minimum funding requirements for the UMWA plans because they are not covered by ERISA funding regulations.  Using assumptions at the end of 2012, we project that the plan assets plus expected earnings on those investments will cover the benefit payments for these plans until 2022.  We project that Brink’s will be required to contribute cash to the plan beginning in 2022 to pay beneficiaries.

Discounted cash flows at plan discount rates are supplemental financial measures that are not required by, or presented in accordance with GAAP.  The purpose of the discounted cash flows at plan discount rate is to present our retirement obligations after giving effect to the benefit of earning a return on plan assets.  We believe this measure is helpful in assessing the present value of future funding requirements of the company in order to meet plan benefit obligations.  Discounted cash flows at plan discount rates should not be considered as an alternative to the funded status of the U.S. retirement plans at December 31, 2012, as determined in accordance with GAAP and should be read in conjunction with our consolidated balance sheets.

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

Valuation Allowances

	December 31,
(In millions)	2012	2011

U.S.	$8.2	8.2
Non-U.S.	39.2	35.7
Total	$47.4	43.9

Application of Accounting Policies

U.S. Deferred Tax Assets

We have $423 million of net deferred tax assets at December 31, 2012, and $363 million related to U.S. jurisdictions.  There were no significant changes to our U.S. valuation allowances in 2012.

We used various estimates and assumptions to evaluate the need for the valuation allowance in the U.S.  These included
•	projected revenues and operating income for our U.S. entities,
•	estimated required contributions to our U.S. retirement plans, and
•	interest rates on projected U.S. borrowings.

For our projections of future U.S. taxable earnings, we assumed that our U.S. operation’s margins improve to 8% in the near term.  Had we used different assumptions, we might have made different conclusions about the need for valuation allowances.  For example, using different assumptions in 2012 and 2011 we might have concluded that we require a valuation allowance offsetting our U.S. deferred tax assets at the end of 2012 and 2011.

Non-U.S. Deferred Tax Assets

We changed our judgment about the need for valuation allowances for deferred tax assets in certain non-U.S. jurisdictions as a result of improvements in operating results and an improved outlook about the future operating performance in those jurisdictions.  As a result, we reversed $1.0 million of valuation allowances in 2012 and $0.3 million of valuation allowances in 2011 through continuing operations.

Goodwill, Other Intangible Assets and Property and Equipment Valuations

Accounting Policies

At December 31, 2012, we had property and equipment of $793.8 million, goodwill of $243.8 million and other intangible assets of $56.1 million, net of accumulated depreciation and amortization.  We review these assets for possible impairment using the guidance in FASB ASC Topic 350, Intangibles - Goodwill and Other, for goodwill and other intangible assets and FASB ASC Topic 360, Property, Plant and Equipment, for property and equipment.  Our review for impairment requires the use of significant judgments about the future performance of our operating subsidiaries. Due to the many variables inherent in the estimates of the fair value of these assets, differences in assumptions could have a material effect on the impairment analyses.

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

Under U.S. GAAP, the annual impairment test may be either a quantitative test or a qualitative assessment.  The qualitative assessment can be performed in order to determine whether facts and circumstances support a determination that reporting unit fair values are greater than their carrying values.

For 2012, we elected to bypass the optional qualitative assessment and proceeded directly to the quantitative goodwill impairment test.  We estimated the fair value of each reporting unit using projections of cash flows and compared to its carrying value. We completed the annual goodwill impairment test as of October 1, 2012, and concluded that the fair value of each reporting unit exceeded its carrying value.

Finite-lived Intangible Assets and Property and Equipment
We review finite-lived intangible assets and property and equipment for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. For purposes of assessing impairment, assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets.  To determine whether impairment has occurred, we compare estimates of the future undiscounted net cash flows of groups of assets to their carrying value.

Estimates of Future Cash Flows
We made significant assumptions when preparing financial projections of free cash flow used in our impairment analyses, including assumptions of future results of operations, capital requirements, income taxes, long-term growth rates for determining terminal value, and discount rates.  Our results may have been different if we had used different assumptions.

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

U.S. Plans
For our largest retirement plans, including the primary U.S. pension and UMWA plans and Black Lung obligations, we derive the discount rates used to measure the present value of benefit obligations using the cash flow matching method.  Under this method, we compare the plan’s projected payment obligations by year with the corresponding yields on a Mercer yield curve.  Each year’s projected cash flows are then discounted back to their present value at the measurement date and an overall discount rate is determined.  The overall discount rate is then rounded to the nearest tenth of a percentage point.

As of December 31, 2012, we used Mercer’s Above-Mean Curve to determine the discount rates for the year-end benefit obligation.  We used the Regular Mercer Yield Curve in 2011 to determine the discount rates for the benefit obligation.

To derive the Regular Mercer Yield Curve, Mercer uses a hypothetical portfolio of high-quality AA-rated corporate bonds.  To derive the Above-Mean Curve, Mercer uses only those bonds with a yield higher than the mean yield of the same portfolio of high quality bonds.  The Above-Mean Curve, made available by Mercer in 2012, represents a more focused market-based approach, which reflects the way an active investment manager would select high-quality bonds to match the cash flows of the plan.  Discount rates are approximately 30 – 40 basis points higher using the Above-Mean Curve as compared to the regular Mercer Yield Curve.  Our primary U.S. pension and UMWA plans and Black Lung obligations would have been $78.7 million higher had we used the Regular Mercer Yield Curve at December 31, 2012.

Non-U.S. Plans
We use the same cash flow matching method to derive the discount rates of our major non-U.S. retirement plans.  Where the cash flow matching method is not possible, rates of local high-quality long term corporate bonds are used to estimate the discount rate.

The discount rates for the primary U.S. pension plan, UMWA retiree medical plans and Black Lung obligations were:

	Primary U.S. Plan			UMWA Plans			Black Lung
	2012	2011	2010	2012	2011	2010	2012	2011	2010

Discount rate:
Retirement cost	4.6%	5.3%	5.9%	4.4%	5.3%	5.9%	4.2%	4.8%	5.3%
Benefit obligation at year end	4.2%	4.6%	5.3%	3.9%	4.4%	5.3%	3.5%	4.2%	4.8%

Sensitivity Analysis
The discount rate we select at year end affects the valuations of plan obligations at year end and calculations of net periodic expenses for the following year.

The tables below compare hypothetical plan obligation valuations for our largest plans as of December 31, 2012, actual expenses for 2012 and projected expenses for 2013 assuming we had used discount rates that were one percentage point lower or higher.

Plan Obligations at December 31, 2012

	Hypothetical		Hypothetical
(In millions)	1% lower	Actual	1% higher

Primary U.S. pension plan	$1,175.2	1,018.9	893.5
UMWA plans	587.3	525.3	473.9

Actual 2012 and Projected 2013 Expense (Income)

		Hypothetical sensitivity analysis			Hypothetical sensitivity analysis
(In millions, except percentages)		for discount rate assumption			for discount rate assumption
	Actual	1% lower	1% higher	Projected	1% lower	1% Higher
Years Ending December 31,	2012	2012	2012	2013	2013	2013

Primary U.S. pension plan
Discount rate assumption	4.6%	3.6%	5.6%	4.2%	3.2%	5.2%
Retirement cost	$22.3	33.3	12.9	$29.9	40.2	21.0

UMWA plans
Discount rate assumption	4.4%	3.4%	5.4%	3.9%	2.9%	4.9%
Retirement cost	$22.0	23.4	20.7	$19.0	20.3	17.8

Expected-Return-on-Assets Assumption
Our expected-return-on-assets assumption, which affects our net periodic benefit cost, reflects the long-term average rate of return we expect the plan assets to earn.  We select the expected-return-on-assets assumption using advice from our investment advisor and actuary considering each plan’s asset allocation targets and expected overall investment manager performance and a review of the most recent long-term historical average compounded rates of return, as applicable.  We selected 8.00% as the expected-return-on-assets assumption for our primary U.S. plan and 8.25% for our UMWA retiree medical plans as of December 31, 2012.  We selected 8.25% as the expected-return-on-assets assumption for our primary U.S. plan and 8.50% for our UMWA retiree medical plans as of December 31, 2011.

Over the last ten years, the annual returns of our primary U.S. pension plan have averaged, on a compounded basis, 7.9%, net of fees, while the 20-year and 25-year compounded annual return averaged 8.8%, and the 30-year compounded annual return averaged 9.8%.

Sensitivity Analysis
Effect of using different expected-rate-of-return assumptions.  Our 2012 and projected 2013 expense would have been different if we had used different expected-rate-of-return assumptions.  For every hypothetical change of one percentage point in the assumed long-term rate of return on plan assets (and holding other assumptions constant), our 2012 and 2013 expense would be as follows:

		Hypothetical sensitivity analysis			Hypothetical sensitivity analysis
		for expected-return-on asset			for expected-return-on asset
(In millions, except percentages)		assumption			assumption
	Actual	1% lower	1% higher	Projected	1% lower	1% Higher
Years Ending December 31,	2012	2012	2012	2013	2013	2013

Expected-return-on-asset assumption
Primary U.S. pension plan	8.25%	7.25%	9.25%	8.00%	7.00%	9.00%
UMWA plans	8.50%	7.50%	9.50%	8.25%	7.25%	9.25%

Primary U.S. pension plan	$22.3	29.6	15.0	$29.9	37.0	22.8
UMWA plans	22.0	24.5	19.5	19.0	21.5	16.5

Effect of improving or deteriorating actual future market returns.  Our funded status at December 31, 2013, and our 2014 expense will be different from currently projected amounts if our projected 2013 returns are better or worse than the returns we have assumed for each plan.

		Hypothetical sensitivity analysis of 2013 asset return
(In millions, except percentages)		better or worse than expected
		Better	Worse
Years Ending December 31,	Projected	return	return

Return on investments in 2013
Primary U.S. pension plan	8.00%	16.00%	-%
UMWA plans	8.25%	16.50%	-%

Projected Funded Status at December 31, 2013
Primary U.S. pension plan	$(232)	(173)	(292)
UMWA plans	(256)	(235)	(276)

2014 Expense (a)
Primary U.S. pension plan	$20	18	22
UMWA plans	19	15	22
(a)	Actual future returns on investments will not affect our earnings until 2014 since the earnings in 2013 will be based on the "expected return on assets" assumption.

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

(In millions)	Based on market-related value of assets			Hypothetical (a)
	Actual	Projected	Projected
Years Ending December 31,	2012	2013	2014	2012	2013	2014

Expense (Income)

Primary U.S. pension plan	$22.3	29.9	19.6	$31.5	23.5	16.9
(a)	Assumes that our accounting policy was to use the fair market value of assets instead of the market-related value of assets to determine our expense related to our primary U.S. pension plan.

For our UMWA plans, we calculate expected investment returns by applying the expected long-term rate of return to the fair market value of the assets at the beginning of the year.  This method is likely to cause the expected return on assets, which is recorded in earnings, to fluctuate more than had we used the accounting methodology of our defined-benefit pension plans.

Medical Inflation Assumption
We estimate the trend in healthcare cost inflation to predict future cash flows related to our retiree medical plans. Our assumption is based on recent plan experience and industry trends.

For the UMWA plans, our largest postretirement plans, we have assumed a medical inflation rate of 7% for 2013, and we project this rate to decline to 5% by 2019.  The average annual medical inflation rate of the company over the last three years was 7.7%.   If we had assumed that medical inflation rates were one percentage point higher in each future year, the plan obligation for these plans at December 31, 2012, would have been approximately $57.5 million higher and the expense for 2012 would have been $2.4 million higher.  If we had assumed that the medical inflation rates were one percentage point lower, the plan obligation at December 31, 2012, would have been approximately $48.7 million lower and the related 2012 expenses would have been $2.1 million lower.

If we had projected medical inflation rates to decline from 7% to 4.5% by 2028, instead of our projected decline to 5% by 2019, the plan obligation for the UMWA retiree medical benefit plan would have been $26.3 million higher for 2012 and our expense would be $3.0 million higher for 2013.

In addition, the Patient Protection and Affordable Care Act could substantially change the healthcare and insurance industries in the U.S., which could increase our costs.

Excise Tax on Administrators by Patient Protection and Affordable Care Act
A 40% excise tax will be imposed on high-cost health plans (“Cadillac plans”) beginning in 2018.  The tax will apply to plan costs that exceed a certain threshold level for individuals and for families, which will be indexed to inflation.  There will be higher limits for high-risk professions, among which is mining.  Even though the tax is not assessed directly to an employer but rather to the benefits plan administrator, the cost is expected to be passed through to plan sponsors as higher premiums or higher claims administration fees, increasing the plan sponsor’s obligations.  We project that we will have to pay the benefits plan administrator this excise tax beginning in 2018, and our plan obligations at December 31, 2012 include $31.0 million related to this tax.  We are currently unable to reduce the benefit levels of our UMWA medical plans to avoid this excise tax because these benefit levels are required by the Coal Industry Retiree Health Benefit Act of 1992.

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

Plan	Mortality table
UMWA plans	RP-2000 Separate Pre- and Post-Retirement, Healthy Blue Collar
Black Lung	RP-2000 Combined Annuitant/Non-Annuitant Blue Collar
Primary U.S. pension	RP-2000 Combined Healthy Blue Collar

The number of participants by major plan in the past five years is as follows:

	Number of participants
Plan	2012	2011	2010	2009	2008
UMWA plans	4,300	4,400	4,600	4,700	4,900
Black Lung	780	800	800	700	700
U.S. pension	20,100	20,400	21,000	21,100	21,500
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

Accounting Policy

Our accounting policy for foreign currency translation is different depending on whether the economy in which our foreign subsidiary operates has been designated as highly inflationary.  Economies with a three-year cumulative inflation rate of more than 100% are considered highly inflationary.  Subsequent reductions in cumulative inflation rates below 100% do not change the method of translation unless the reduction is deemed to be other than temporary.  Effective January 1, 2010, we began accounting for our Venezuelan subsidiaries as operating in a highly inflationary economy.

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

Application of Accounting Policy

Venezuela
Our Venezuelan operations constitute a material portion of our overall consolidated operations, and accounted for $343 million or 9% of total Brink’s revenues in 2012.

We consolidate our Venezuelan results using our accounting policy for subsidiaries operating in highly inflationary economies.

Since 2003, the Venezuelan government has controlled the exchange of local currency into other currencies, including the U.S. dollar.
•
From 2003 to the present the government has maintained an official exchange rate.  The rate is available only for transactions that have been approved by the government’s currency control agency, known as CADIVI.

•
In addition to the official rate, a parallel market exchange rate was available until a June 2010 law disallowed the use of the parallel rate.  Prior to June 2010, the parallel rate could be used to convert local cash into dollars.  The average parallel bolivar fuerte to dollar rate was 6.9 in the first five months of 2010.

•
In June 2010, the Venezuelan government established a supplemental expedited official exchange process which required that each transaction be approved by the government’s central bank (the “SITME” process). The majority of SITME transactions were approved at a rate of 5.3 bolivar fuertes to the U.S. dollar.

•	In February 2013, the government eliminated the SITME exchange process.
•	In February 2013, the government also devalued CADIVI’s official rate to 6.3 from 4.3 bolivar fuertes to the dollar.

We remeasured bolivar fuerte-denominated net monetary assets using the parallel rate until June 2010, when the Venezuelan government disallowed parallel market exchanges and established the SITME process.  Through December 31, 2012, we used the SITME rate of 5.3 bolivar fuertes to the dollar to remeasure our bolivar fuerte-denominated monetary assets and liabilities into U.S. dollars.  At December 31, 2012, we had bolivar fuerte-denominated net monetary assets of $69.4 million.  We did not recognize any remeasurement gains or losses in 2011 or 2012 as the exchange rate did not change.

Beginning in February 2013, we intend to use the CADIVI official exchange rate of 6.3 to remeasure our bolivar-fuerte denominated monetary assets and liabilities.  As a result of the devaluation, we estimate that we will incur a pretax remeasurement loss of approximately $10 million to $11 million in the first quarter of 2013.  In addition, our revenues and earnings in Venezuela in 2013 will be negatively affected because of the devaluation.  For example, had this devaluation occurred at the beginning of 2012, reported revenues for 2012 would have been reduced by $55 million and net income attributable to Brink’s would have been reduced by $3 million.

We have had very limited success with the CADIVI exchange process since it began in 2003.  We are currently unsure whether we will be able to continue to obtain sufficient U.S. dollars to purchase imported supplies and fixed assets to operate our business in Venezuela, and as a result, we may experience business interruptions and higher operating costs.

At December 31, 2012, our Venezuelan subsidiaries held $0.5 million of cash and short-term investments denominated in U.S. dollars and $47.9 million of cash denominated in bolivar fuertes.  On an equity-method basis, we had investments in our Venezuelan operations of $90.0 million at December 31, 2012.

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

The sensitivity analyses discussed below for the market risk exposures were based on the facts and circumstances in effect at December 31, 2012.  Actual results will be determined by a number of factors that are not under management’s control and could vary materially from those disclosed.

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

Based on the contractual interest rates on the floating rate debt at December 31, 2012, a hypothetical 10% increase in rates would increase cash outflows by approximately $0.5 million over a twelve-month period.  In other words, our weighted average interest rate on our floating rate instruments was 2.7% per annum at December 31, 2012.  If that average rate were to increase by 0.3 percentage points to 3.0%, the cash outflows associated with these instruments would increase by $0.5 million annually.  The effect on the fair values on our Dominion Terminal Associates (“DTA”) debt and on our unsecured notes for a hypothetical 10% decrease in the yield curve from year-end 2012 levels would result in a $3.2 million increase for our DTA debt and a $2.1 million increase for our unsecured notes in the fair values of the debt.

Foreign Currency Risk

We have exposure to the effects of foreign currency exchange rate fluctuations on the results of all of our foreign operations.  Our foreign operations generally use local currencies to conduct business but their results are reported in U.S. dollars.

We are also exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of domestic and foreign operations.  To mitigate these exposures, we, from time to time, enter into foreign currency forward and swap contracts.  At December 31, 2012, the notional value of our outstanding foreign currency contracts was $67.9 million with average contract maturities of approximately one month.  The foreign currency contracts primarily offset exposures in the Mexican peso and the euro.  We do not use derivative financial instruments to hedge investments in foreign subsidiaries since such investments are long-term in nature.

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from year-end 2012 levels against all other currencies of countries in which we have continuing operations are as follows:
Hypothetical Effects
(In millions)	Increase/ (decrease)

Effect on Earnings
Translation of 2012 earnings into U.S. dollars	$(18.4)
Transaction gains (losses)	(2.8)
Effect on Other Comprehensive Income (Loss):
Translation of net assets of foreign subsidiaries	(73.2)

The hypothetical foreign currency effects above detail the consolidated effect attributable to Brink’s of a simultaneous change in the value of a large number of foreign currencies relative to the U. S. dollar.  The foreign currency exposure effect related to a change in an individual currency could be significantly different.

Venezuela
Our business in Venezuela represents approximately 9% of our consolidated revenues.  Currently, Venezuela operates in a highly inflationary economy and its currency is fixed to the U.S. dollar.

The investment in our Venezuelan subsidiaries, and cash and other net monetary assets held by these subsidiaries are as follows:

	December 31,
(In millions)	2012	2011

Equity-method investment in Venezuelan subsidiaries (a)	$90.0	75.4

Net monetary assets held by our Venezuelan subsidiaries
Cash and short-term investments denominated in U.S. dollars	$0.5	1.3

Net monetary assets denominated in bolivar fuertes:
Cash	$47.9	8.9
Accounts receivable, accounts payable and other, net	21.5	47.8
Total	$69.4	56.7
(a)	The amount represents retained earnings net of currency translation adjustments of the business.

In February 2013, the Venezuelan government devalued the official exchange rate resulting in a new official rate of 6.3 bolivar fuertes to the U.S. dollar.  As a result of this devaluation, we estimate that we will incur a pretax remeasurement loss of approximately $10 million to $11 million in the first quarter of 2013.  In addition, our revenues and earnings in Venezuela in 2013 will be negatively affected because of the devaluation.  For example, had this devaluation occurred at the beginning of 2012, reported revenues for 2012 would have been reduced by $55 million and net income attributable to Brink’s would have been reduced by $3 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE BRINK’S COMPANY

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2012

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.”

Based on this assessment, our management believes that, as of December 31, 2012, our internal control over financial reporting is effective based on the COSO criteria.

KPMG LLP, the independent registered public accounting firm which audits our consolidated financial statements, has issued an attestation report of our internal control over financial reporting.  KPMG’s attestation report appears on page 71.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The Brink’s Company:

We have audited The Brink’s Company’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Brink’s Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Brink’s Company and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 27, 2013, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia
February 27, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The Brink’s Company:

We have audited the accompanying consolidated balance sheets of The Brink’s Company and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Brink’s Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Brink’s Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia
February 27, 2013

THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets

	December 31,
(In millions, except per share amounts)	2012	2011

ASSETS

Current assets:
Cash and cash equivalents	$201.7	182.9
Accounts receivable, (net of allowance: 2012 – $9.2; 2011 – $8.9)	612.3	550.5
Prepaid expenses and other	122.1	134.1
Deferred income taxes	59.4	66.4
Total current assets	995.5	933.9

Property and equipment, net	793.8	749.2
Goodwill	243.8	231.4
Other intangibles	56.1	63.8
Deferred income taxes	385.3	350.8
Other	79.4	77.1

Total assets	$2,553.9	2,406.2

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$26.7	25.4
Current maturities of long-term debt	27.0	28.7
Accounts payable	172.8	159.5
Accrued liabilities	516.5	488.5
Total current liabilities	743.0	702.1

Long-term debt	335.6	335.3
Accrued pension costs	397.8	369.6
Retirement benefits other than pensions	304.6	315.4
Deferred income taxes	18.7	23.0
Other	177.4	178.4
Total liabilities	1,977.1	1,923.8

Commitments and contingent liabilities (notes 3, 4, 12, 14, 17 and 21)

Equity:
The Brink’s Company (“Brink’s”) shareholders:
Common stock, par value $1 per share:
Shares authorized: 100.0
Shares issued and outstanding: 2012 – 47.8; 2011 – 46.9	47.8	46.9
Capital in excess of par value	568.3	559.5
Retained earnings	659.1	589.5
Accumulated other comprehensive income (loss):
Benefit plan adjustments	(665.1)	(680.1)
Foreign currency translation	(109.9)	(110.7)
Unrealized gains on available-for-sale securities	1.6	2.9
Accumulated other comprehensive loss	(773.4)	(787.9)

Brink’s shareholders	501.8	408.0

Noncontrolling interests	75.0	74.4

Total equity	576.8	482.4

Total liabilities and equity	$2,553.9	2,406.2

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
(In millions, except per share amounts)	2012	2011	2010

Revenues	$3,842.1	3,766.3	2,976.2

Costs and expenses:
Cost of revenues	3,118.5	3,057.8	2,392.2
Selling, general and administrative expenses	561.7	526.6	411.7
Total costs and expenses	3,680.2	3,584.4	2,803.9
Other operating income (expense)	9.3	17.6	4.2

Operating profit	171.2	199.5	176.5

Interest expense	(23.8)	(24.0)	(14.6)
Interest and other income (expense)	7.1	8.9	8.0
Income from continuing operations before tax	154.5	184.4	169.9
Provision (benefit) for income taxes	26.9	63.9	72.6

Income from continuing operations	127.6	120.5	97.3

Loss from discontinued operations, net of tax	(17.9)	(22.0)	(24.5)

Net income	109.7	98.5	72.8
Less net income attributable to noncontrolling interests	(20.8)	(24.0)	(15.7)

Net income attributable to Brink’s	$88.9	74.5	57.1

Amounts attributable to Brink’s:
Continuing operations	$106.8	96.5	81.6
Discontinued operations	(17.9)	(22.0)	(24.5)

Net income attributable to Brink’s	$88.9	74.5	57.1

Earnings per share attributable to Brink’s common shareholders:
Basic:
Continuing operations	$2.21	2.02	1.69
Discontinued operations	(0.37)	(0.46)	(0.51)
Net income	1.84	1.56	1.18

Diluted:
Continuing operations	$2.20	2.01	1.69
Discontinued operations	(0.37)	(0.46)	(0.51)
Net income	1.83	1.55	1.18

Weighted-average shares
Basic	48.4	47.8	48.2
Diluted	48.6	48.1	48.4

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(In millions)	2012	2011	2010

Net income	$109.7	98.5	72.8

Other comprehensive income (loss):
Benefit plan adjustments:
Net experience losses arising during the year	(47.0)	(253.6)	(67.8)
Tax benefit related to net experience losses arising during the year	14.0	89.4	24.1
Reclassification adjustment for amortization of prior experience losses included in net income	74.3	48.5	37.8
Tax benefit related to reclassification adjustment for prior experience losses	(26.2)	(16.5)	(13.5)
Prior service cost from plan amendments during the year	(9.8)	-	(19.3)
Tax benefit related to prior service cost from plan amendments during the year	3.3	-	7.1
Reclassification adjustment for amortization of prior service cost included in net income	4.0	3.5	2.7
Tax benefit related to reclassification adjustment for prior service cost	(1.0)	(1.1)	(0.9)
Deferred profit sharing	0.5	0.4	(0.4)
Benefit plan adjustments, net of tax	12.1	(129.4)	(30.2)

Foreign currency:
Translation adjustments arising during the year	3.4	(50.5)	4.6
Tax benefit (provision) related to translation adjustments arising during the year	(0.2)	1.7	(0.1)
Reclassification adjustment for deconsolidation of a former subsidiary	-	-	(2.0)
Reclassification from available-for-sale securities	-	-	(0.6)
Foreign currency translation adjustments, net of tax	3.2	(48.8)	1.9

Available-for-sale securities:
Unrealized net gains arising during the year	0.8	2.1	5.4
Tax provision related to unrealized net gains arising during the year	(0.2)	-	(1.7)
Reclassification adjustment for net gains realized in net income	(2.9)	(4.4)	(3.8)
Tax provision related to reclassification adjustment	1.0	0.9	1.1
Reclassification to foreign currency	-	-	0.6
Unrealized net gains (losses) on available-for-sale securities, net of tax	(1.3)	(1.4)	1.6
Other comprehensive income (loss)	14.0	(179.6)	(26.7)

Comprehensive income (loss)	$123.7	(81.1)	46.1

Summary by Equity Interest
Amounts attributable to Brink’s:
Net income	$88.9	74.5	57.1
Benefit plan adjustments	15.0	(129.4)	(30.2)
Foreign currency	0.8	(46.7)	(3.3)
Available-for-sale securities	(1.3)	(1.5)	1.2
Other comprehensive income (loss)	14.5	(177.6)	(32.3)
Comprehensive income (loss) attributable to Brink’s	103.4	(103.1)	24.8

Amounts attributable to noncontrolling interests:
Net income	20.8	24.0	15.7
Benefit plan adjustments	(2.9)	-	-
Foreign currency	2.4	(2.1)	5.2
Available-for-sale securities	-	0.1	0.4
Other comprehensive income (loss)	(0.5)	(2.0)	5.6
Comprehensive income (loss) attributable to noncontrolling interests	20.3	22.0	21.3

Comprehensive income (loss)	$123.7	(81.1)	46.1

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Equity

Years Ended December 31, 2012, 2011 and 2010

			Capital		Accumulated	Attributable
			in Excess		Other	to
		Common	of Par	Retained	Comprehensive	Noncontrolling
(In millions)	Shares	Stock	Value	Earnings	Loss	Interests	Total
Balance as of December 31, 2009	47.9	$47.9	550.2	514.8	(578.0)	60.9	595.8
Net income	-	-	-	57.1	-	15.7	72.8
Other comprehensive income (loss)	-	-	-	-	(32.3)	5.6	(26.7)
Shares repurchased (see note 16)	(1.7)	(1.7)	(19.5)	(12.5)	-	-	(33.7)
Dividends to:
Brink’s common shareholders ($0.40 per share)	-	-	-	(18.9)	-	-	(18.9)
Noncontrolling interests	-	-	-	-	-	(18.4)	(18.4)
Share-based compensation:
Stock options and awards:
Compensation expense	-	-	6.2	-	-	-	6.2
Consideration from exercise of stock options	0.4	0.4	6.1	-	-	-	6.5
Excess tax benefit of stock compensation	-	-	0.7	-	-	-	0.7
Other share-based benefit programs	(0.2)	(0.2)	(1.1)	(3.0)	-	-	(4.3)
Business acquisitions	-	-	-	-	-	3.1	3.1
Balance as of December 31, 2010	46.4	46.4	542.6	537.5	(610.3)	66.9	583.1
Net income	-	-	-	74.5	-	24.0	98.5
Other comprehensive loss	-	-	-	-	(177.6)	(2.0)	(179.6)
Dividends to:
Brink’s common shareholders ($0.40 per share)	-	-	-	(18.7)	-	-	(18.7)
Noncontrolling interests	-	-	-	-	-	(16.1)	(16.1)
Share-based compensation:
Stock options and awards:
Compensation expense	-	-	6.2	-	-	-	6.2
Consideration from exercise of stock options	0.6	0.6	11.1	-	-	-	11.7
Excess tax benefit of stock compensation	-	-	1.1	-	-	-	1.1
Other share-based benefit programs	(0.1)	(0.1)	(1.5)	(3.8)	-	-	(5.4)
Business acquisitions	-	-	-	-	-	0.8	0.8
Capital contributions from noncontrolling interest	-	-	-	-	-	0.8	0.8
Balance as of December 31, 2011	46.9	46.9	559.5	589.5	(787.9)	74.4	482.4
Net income	-	-	-	88.9	-	20.8	109.7
Other comprehensive income (loss)	-	-	-	-	14.5	(0.5)	14.0
Shares contributed to pension plan (see note 16)	0.4	0.4	8.6	-	-	-	9.0
Dividends to:
Brink’s common shareholders ($0.40 per share)	-	-	-	(19.0)	-	-	(19.0)
Noncontrolling interests	-	-	-	-	-	(13.0)	(13.0)
Share-based compensation:
Stock options and awards:
Compensation expense	-	-	8.0	-	-	-	8.0
Consideration from exercise of stock options	-	-	1.4	-	-	-	1.4
Reduction in excess tax benefit of stock compensation	-	-	(2.7)	-	-	-	(2.7)
Other share-based benefit programs	0.5	0.5	(3.7)	(0.3)	-	-	(3.5)
Acquisitions of noncontrolling interests	-	-	(2.8)	-	-	(7.3)	(10.1)
Capital contributions from noncontrolling interest	-	-	-	-	-	0.6	0.6
Balance as of December 31, 2012	47.8	$47.8	568.3	659.1	(773.4)	75.0	576.8

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
(In millions)	2012	2011	2010

Cash flows from operating activities:
Net income	$109.7	98.5	72.8
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	17.9	22.0	24.5
Depreciation and amortization	165.5	156.6	126.6
Share-based compensation expense	8.0	6.2	6.2
Deferred income taxes	(43.9)	(31.2)	(1.5)
Gains and losses:
Sales of available-for-sale securities	(2.9)	(4.4)	(3.8)
Sales of property and other assets	(7.7)	(7.9)	(1.2)
Business acquisitions and dispositions	(0.8)	(0.4)	13.7
Bargain purchase gain	-	(2.1)	(5.1)
Impairment losses	4.2	2.4	0.7
Retirement benefit funding (more) less than expense:
Pension	(5.4)	4.6	(4.2)
Other than pension	22.3	11.6	16.6
Other operating	12.0	9.6	6.9
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(72.0)	(55.4)	(30.6)
Accounts payable, income taxes payable and accrued liabilities	37.7	52.7	37.1
Prepaid and other current assets	7.4	(14.5)	(13.8)
Other	9.8	10.1	8.3
Discontinued operations	(11.3)	(11.4)	(17.9)
Net cash provided by operating activities	250.5	247.0	235.3

Cash flows from investing activities:
Capital expenditures	(184.5)	(192.0)	(137.8)
Acquisitions	(17.2)	(3.0)	(100.7)
Available-for-sale securities:
Purchases	-	(0.5)	(3.0)
Sales	15.4	12.9	1.3
Cash proceeds from sale of property, equipment and investments	12.6	14.2	4.8
Redemption of cash-surrender value of life insurance policies	6.2	-	-
Other	4.9	0.6	(9.1)
Discontinued operations	(4.7)	(4.0)	(10.9)
Net cash used by investing activities	(167.3)	(171.8)	(255.4)

Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term debt	1.5	(7.6)	27.6
Long-term revolving credit facilities	(4.2)	(113.9)	121.7
Issuance of private placement notes	-	100.0	-
Other long-term debt:
Borrowings	9.7	-	3.3
Repayments	(29.9)	(31.9)	(19.2)
Cash proceeds from sale-leaseback transactions	-	17.6	1.2
Acquisition of noncontrolling interests in subsidiaries	(9.4)	-	-
Debt financing costs	(1.5)	(0.6)	(2.5)
Repurchase shares of common stock of Brink’s	-	-	(33.7)
Dividends to:
Shareholders of Brink’s	(19.0)	(18.7)	(18.9)
Noncontrolling interests in subsidiaries	(13.0)	(16.1)	(18.4)
Proceeds from exercise of stock options	1.4	5.9	1.3
Excess tax benefits associated with share-based compensation	-	1.1	0.6
Minimum tax withholdings associated with share-based compensation	(5.6)	(2.7)	(1.8)
Other	0.5	-	(0.2)
Discontinued operations	1.5	(0.3)	(1.0)
Net cash provided (used) by financing activities	(68.0)	(67.2)	60.0
Effect of exchange rate changes on cash and cash equivalents	3.6	(8.1)	0.1
Cash and cash equivalents:
Increase (decrease)	18.8	(0.1)	40.0
Balance at beginning of period	182.9	183.0	143.0
Balance at end of period	$201.7	182.9	183.0

See accompanying notes to consolidated financial statements

THE BRINK’S COMPANY
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation
The Brink’s Company (along with its subsidiaries, “we,” “our,” “Brink’s” or the “Company”), based in Richmond, Virginia, is a leading provider of secure transportation, cash management services and other security-related services to banks and financial institutions, retailers, government agencies, mints, jewelers and other commercial operations around the world.  Brink’s is the oldest and largest secure transportation and cash management services company in the U.S., and a market leader in many other countries.

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

Revenue Recognition
Revenue is recognized when services related to armored vehicle transportation, ATM services, cash management services, payment services, guarding and the secure international transportation of valuables are performed. Customer contracts have prices that are fixed and determinable and we assess the customer’s ability to meet the contractual terms, including payment terms, before entering into contracts.  Customer contracts generally are automatically extended after the initial contract period until either party terminates the agreement.  Taxes collected from customers and remitted to governmental authorities are not included in revenues in the consolidated statements of income.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits and investments with original maturities of three months or less.  Cash and cash equivalents includes amounts held by certain of our secure cash management services operations for customers which, under local regulations, the title transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources.  We record a liability for the amounts owed to customers (see note 10).

Available-for-sale Securities
We have securities held as of December 31, 2012 and 2011 designated as available-for-sale securities for purposes of FASB ASC Topic 320, Investments – Debt and Equity Securities.  The securities are classified as current assets if expected to be sold within a year.  Unrealized gains and losses on available-for-sale securities are generally reported in accumulated other comprehensive income (loss) until realized.  Realized gains and losses as well as declines in value judged to be other-than-temporary are reported in interest and other income.

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

Goodwill and Other Intangible Assets
Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired.  Intangible assets arising from business acquisitions include customer lists, customer relationships, covenants not to compete, trademarks and other identifiable intangibles.  At December 31, 2012, finite-lived intangible assets have remaining useful lives ranging from 1 to 14 years and are amortized based on the pattern in which the economic benefits are used or on a straight-line basis.

Impairment of Long-Lived Assets
Goodwill is not amortized but is tested at least annually for impairment at the reporting unit level, which is at the operating segment level or one level below an operating segment. Goodwill is assigned to one or more reporting units at the date of acquisition. Our reporting units are Latin America; EMEA; Asia Pacific and North America. The goodwill impairment test is performed at October 1 of each year. For the annual test, we have the option of performing a qualitative assessment to determine whether reporting unit fair values exceed their carrying amounts or bypassing the qualitative assessment and performing a quantitative analysis.  Indefinite-lived intangibles are also tested for impairment at least annually by comparing the carrying value of indefinite-lived intangible assets to their estimated fair values.  We base our estimates of fair value on projected future cash flows.

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

Retirement Benefit Plans
We account for retirement benefit obligations under FASB ASC Topic 715, Compensation – Retirement Benefits.  For U.S. and certain non-U.S. retirement plans, we derive the discount rates used to measure the present value of benefit obligations using the cash flow matching method.  Under this method, we compare the plan’s projected payment obligations by year with the corresponding yields on a Mercer yield curve.  Each year’s projected cash flows are then discounted back to their present value at the measurement date and an overall discount rate is determined.  The overall discount rate is then rounded to the nearest tenth of a percentage point.  In non-U.S. locations where the cash flow matching method is not possible, rates of local high-quality long-term corporate bonds are used to select the discount rate.

As of December 31, 2012, we used Mercer’s Above-Mean Curve to determine the discount rates for the year-end benefit obligation.  We used the Regular Mercer Yield Curve in 2011 to determine the discount rates for the benefit obligation.

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

Venezuela
Our Venezuelan operations accounted for $343 million or 9% of total Brink’s revenues in 2012.

The economy in Venezuela has had significant inflation in the last several years.  We consolidate our Venezuelan results using our accounting policy for subsidiaries operating in highly inflationary economies.

In June 2010, the Venezuelan government established an exchange process that required that each transaction be approved by the government’s central bank (the “SITME” rate).  The majority of SITME transactions have been approved at a rate of 5.3 bolivar fuertes to the dollar and we have used this rate to remeasure our bolivar fuerte-denominated monetary assets and liabilities into U.S. dollars at each balance sheet date from June  2010 to December 2012.  At December 31, 2012, we had bolivar fuerte-denominated net monetary assets of $69.4 million, including $47.9 million of cash denominated in bolivar fuertes. We did not recognize any remeasurement gains or losses in 2011 or 2012 as the exchange rate did not change.  On an equity-method basis, we had investments in our Venezuelan operations of $90.0 million at December 31, 2012.

In February 2013, the Venezuelan government devalued the official exchange rate resulting in a new official rate of 6.3 bolívar fuertes to the dollar.  The government also announced the elimination of the SITME rate. Beginning in February 2013, we will use the official exchange rate to remeasure our bolivar-fuerte denominated monetary assets and liabilities. As a result of the devaluation, we estimate that we will incur a pretax remeasurement loss of approximately $10 million to $11 million in the first quarter of 2013.  In addition, our revenues and earnings in Venezuela in 2013 will be negatively affected because of the devaluation.  For example, had the devaluation occurred at the beginning of 2012, Brink’s consolidated revenue would have been $55 million lower and net income attributable to Brink’s would have been $3 million lower.

We are currently unsure whether we will be able to continue to obtain sufficient U.S. dollars to purchase imported supplies and fixed assets to operate our business in Venezuela, and as a result, we may experience business interruptions and higher operating costs in the future.

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

The primary services of the reportable segments include:
•	armored vehicle transportation, which we refer to as cash-in-transit (“CIT”)
•	automated teller machine - replenishment and servicing, and network infrastructure services (“ATM Services”)
•	secure international transportation of valuables (“Global Services”)
•
supply chain management of cash (“Cash Management Services”) including cash logistics services, deploying and servicing safes and safe control devices (e.g., our patented CompuSafe® service), coin sorting and wrapping, integrated check and cash processing services (“Virtual Vault Services”)

•	bill payment acceptance and processing services to utility companies and other billers (“Payment Services”)
•	security and guarding services (including airport security)

	Years Ended December 31,
(In millions)	2012	2011	2010

Revenues by Business Segment
International	$2,896.7	2,792.1	2,058.4
North America	945.4	974.2	917.8
Total	$3,842.1	3,766.3	2,976.2

Operating Profit by Business Segment
International	$227.6	227.9	195.0
North America	32.5	31.4	44.1
Business segments	260.1	259.3	239.1
Non-segment	(88.9)	(59.8)	(62.6)
Total	$171.2	199.5	176.5

Capital Expenditures by Business Segment
International	$130.3	140.6	99.7
North America	54.2	51.4	38.1
Total	$184.5	192.0	137.8

Depreciation and Amortization by Business Segment
Depreciation and amortization of property and equipment:
International	$95.1	91.6	74.5
North America	61.5	54.6	43.0
Property and equipment	156.6	146.2	117.5
Amortization of intangible assets:
International	7.2	8.4	8.1
North America	1.7	2.0	1.0
Total	$165.5	156.6	126.6

	December 31,
(In millions)	2012	2011	2010

Assets held by Business Segment
International	$1,708.5	1,565.9	1,531.7
North America	480.5	468.6	426.8
Business Segments	2,189.0	2,034.5	1,958.5
Non-segment	364.9	371.7	312.0
Total	$2,553.9	2,406.2	2,270.5

	December 31,
(In millions)	2012		2011		2010

Long-Lived Assets by Geographic Area (a)
Non-U.S.:
France	$163.5		149.9		159.9
Mexico	145.3		123.9		118.5
Brazil	95.6		100.9		99.8
Canada	90.8		87.3		83.6
Venezuela	46.7		43.5		38.3
Other	348.8		338.1		340.9
Subtotal	890.7		843.6		841.0
United States	203.0		200.8		185.4
Total	$1,093.7		1,044.4		1,026.4
(a) Long-lived assets include property and equipment, net; goodwill; and other intangible assets, net.

	Years Ended December 31,
(In millions)	2012	2011		2010

Revenues by Geographic Area (a)
Outside the U.S.:
France	$535.5		545.2		508.6
Mexico	424.0		415.2		51.7
Brazil	388.3		386.8		303.3
Venezuela	342.6		269.2		185.9
Canada	238.7		240.7		185.4
Other	1,206.3		1,175.7		1,008.9
Subtotal	3,135.4		3,032.8		2,243.8
United States	706.7		733.5		732.4
Total	$3,842.1		3,766.3		2,976.2
(a)	Revenues are recorded in the country where service is initiated or performed. No single customer represents more than 10% of total revenue.
	December 31,
(In millions)	2012	2011	2010

Net assets outside the U.S.
Latin America	$438.2	376.9	346.4
Europe, Middle East and Africa	272.1	283.4	288.2
Asia Pacific	89.1	85.8	82.0
Canada	43.2	56.8	58.7
Total	$842.6	802.9	775.3

(In millions)	2012	2011	2010

Information about Unconsolidated Equity Affiliates held by International Segment
Carrying value of investments at year end	$15.6	12.8	11.5
Share of earnings included in Brink's consolidated earnings during the year	6.0	4.8	3.9
Undistributed earnings at year end	8.8	7.1	5.7

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

Components of Net Periodic Pension Cost

(In millions)	U.S. Plans			Non-U.S. Plans			Total
Years Ended December 31,	2012	2011	2010	2012	2011	2010	2012	2011	2010

Service cost	$-	-	-	$11.1	10.2	6.6	$11.1	10.2	6.6
Interest cost on projected benefit obligation	43.8	46.2	46.5	19.1	16.9	13.4	62.9	63.1	59.9
Return on assets – expected	(60.0)	(65.0)	(66.8)	(12.2)	(12.0)	(10.6)	(72.2)	(77.0)	(77.4)
Amortization of losses	39.5	28.2	19.5	4.0	2.8	1.9	43.5	31.0	21.4
Amortization of prior service cost	-	-	-	2.0	1.5	1.3	2.0	1.5	1.3
Settlement loss	5.0	-	-	3.3	2.2	0.1	8.3	2.2	0.1
Net periodic pension cost (credit)	$28.3	9.4	(0.8)	$27.3	21.6	12.7	$55.6	31.0	11.9
Obligations and Funded Status
Changes in the projected benefit obligation (“PBO”) and plan assets for our pension plans are as follows:

(In millions)	U.S. Plans		Non-U.S. Plans		Total
Years Ended December 31,	2012	2011	2012	2011	2012	2011

Benefit obligation at beginning of year	$990.7	890.1	306.9	289.6	1,297.6	1,179.7
Service cost	-	-	11.1	10.2	11.1	10.2
Interest cost	43.8	46.2	19.1	16.9	62.9	63.1
Participant contributions	-	-	3.5	3.5	3.5	3.5
Plan amendments	-	-	11.7	-	11.7	-
Curtailments	-	-	(0.4)	-	(0.4)	-
Settlements	(13.9)	-	(3.2)	(2.8)	(17.1)	(2.8)
Benefits paid	(42.3)	(39.7)	(22.0)	(15.9)	(64.3)	(55.6)
Actuarial losses	53.0	94.1	54.9	15.9	107.9	110.0
Foreign currency exchange effects	-	-	10.7	(10.5)	10.7	(10.5)
Benefit obligation at end of year	$1,031.3	990.7	392.3	306.9	1,423.6	1,297.6

Fair value of plan assets at beginning of year	$685.4	698.4	230.5	218.6	915.9	917.0
Return on assets – actual	89.9	26.0	34.7	7.9	124.6	33.9
Participant contributions	-	-	3.5	3.5	3.5	3.5
Employer contributions	37.2	0.7	32.8	25.7	70.0	26.4
Settlements	(13.9)	-	(3.2)	(2.8)	(17.1)	(2.8)
Benefits paid	(42.3)	(39.7)	(22.0)	(15.9)	(64.3)	(55.6)
Foreign currency exchange effects	-	-	6.7	(6.5)	6.7	(6.5)
Fair value of plan assets at end of year	$756.3	685.4	283.0	230.5	1,039.3	915.9

Funded status	$(275.0)	(305.3)	(109.3)	(76.4)	(384.3)	(381.7)

Included in:
Noncurrent asset	$-	-	(21.9)	(12.3)	(21.9)	(12.3)
Current liability, included in accrued liabilities	0.9	13.2	7.5	11.2	8.4	24.4
Noncurrent liability	274.1	292.1	123.7	77.5	397.8	369.6
Net pension liability	$275.0	305.3	109.3	76.4	384.3	381.7

The 2012 U.S. Plans settlements primarily reflect the lump sum payment due to the retirement of our former chief executive officer.

Other Changes in Plan Assets and Benefit Recognized in Other Comprehensive Income (Loss)

(In millions)	U.S. Plans		Non-U.S. Plans		Total
Years Ended December 31,	2012	2011	2012	2011	2012	2011

Benefit plan net experience losses recognized in
accumulated other comprehensive income (loss):
Beginning of year	$(513.3)	(408.4)	(34.6)	(19.6)	(547.9)	(428.0)
Net experience losses arising during the year	(23.1)	(133.1)	(32.4)	(20.0)	(55.5)	(153.1)
Reclassification adjustment for amortization of
prior experience losses included in net income	44.5	28.2	7.3	5.0	51.8	33.2
End of year	$(491.9)	(513.3)	(59.7)	(34.6)	(551.6)	(547.9)

Benefit plan prior service cost recognized in
accumulated other comprehensive income (loss):
Beginning of year	$-	-	(6.1)	(7.6)	(6.1)	(7.6)
Prior service cost from plan amendments
during the year	-	-	(11.7)	-	(11.7)	-
Reclassification adjustment for amortization of
prior service cost included in net income	-	-	2.0	1.5	2.0	1.5
End of year	$-	-	(15.8)	(6.1)	(15.8)	(6.1)

Approximately $51.6 million of experience loss and $2.3 million of prior service cost are expected to be amortized from accumulated other comprehensive income (loss) into net periodic pension cost during 2013.

The net experience losses in 2012 were primarily due to the lower discount rate of the U.S. plans, partially offset by the actual return on assets being higher than expected.  The net experience losses in 2011 were primarily due to the lower discount rate of the U.S. plans as well as the actual return on assets being lower than expected.

Information Comparing Plan Assets to Plan Obligations
Information comparing plan assets to plan obligations as of December 31, 2012 and 2011 are aggregated below.  The accumulated benefit obligation (“ABO”) differs from the PBO in that the ABO is based on the benefit earned through the date noted.  The PBO includes assumptions about future compensation levels for plans that have not been frozen.

(In millions)	U.S. Plans		Non-U.S. Plans		Total
December 31,	2012	2011	2012	2011	2012	2011

Pension plans with an accumulated benefit obligation in excess of plan assets:
Fair value of plan assets	$756.3	685.4	137.2	117.5	893.5	802.9
Accumulated benefit obligation	1,031.3	990.7	223.2	179.8	1,254.5	1,170.5
Projected benefit obligation	1,031.3	990.7	268.4	206.4	1,299.7	1,197.1

The ABO for our U.S. pension plans was $1,031.3 million in 2012 and $990.7 million in 2011.  The ABO for our Non-U.S. pension plans was $345.1 million in 2012 and $278.8 million in 2011.

Assumptions
The weighted-average assumptions used in determining the net pension cost and benefit obligations for our pension plans were as follows:

	U.S. Plans			Non-U.S. Plans
	2012	2011	2010	2012	2011	2010

Discount rate:
Pension cost	4.6%	5.3%	5.9%	5.4%	5.8%	6.2%
Benefit obligation at year end	4.2%	4.6%	5.3%	5.3%	5.4%	5.8%

Expected return on assets – pension cost	8.25%	8.75%	8.75%	4.92%	5.16%	5.54%

Average rate of increase in salaries (a):
Pension cost	N/A	N/A	N/A	3.2%	3.3%	3.1%
Benefit obligation at year end	N/A	N/A	N/A	3.8%	3.2%	3.3%
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

Estimated Future Cash Flows
Estimated Future Contributions from the Company into Plan Assets
Our policy is to fund at least the minimum actuarially determined amounts required by applicable regulations.  In 2013, we expect to contribute $22.5 million to our non-U.S. pension plans, $12.9 million to our primary U.S. pension plan, and $0.9 million to our nonqualified U.S. pension plan.

Estimated Future Benefit Payments from Plan Assets to Beneficiaries
Projected benefit payments of the plans in the next 10 years using assumptions in effect at December 31, 2012, are as follows:

(In millions)	U.S. Plans	Non-U.S. Plans	Total

2013	$45.5	15.6	61.1
2014	46.8	14.3	61.1
2015	48.1	15.0	63.1
2016	49.2	16.0	65.2
2017	50.8	18.1	68.9
2018 through 2022	$280.5	117.6	398.1

Retirement Benefits Other than Pensions

Summary
We provide retirement healthcare benefits for eligible current and former U.S., Canadian, and Brazilian employees.  Retirement benefits related to our former U.S. coal operation include medical benefits provided by the Pittston Coal Group Companies Employee Benefit Plan for UMWA Represented Employees (the “UMWA plans”) as well as costs related to Black Lung obligations.

Components of Net Periodic Postretirement Cost
The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

(In millions)	UMWA plans			Black lung and other plans			Total
Years Ended December 31,	2012	2011	2010	2012	2011	2010	2012	2011	2010

Service cost	$-	-	-	$0.6	-	-	$0.6	-	-
Interest cost on APBO	22.3	24.0	27.1	2.8	2.8	2.9	25.1	26.8	30.0
Return on assets – expected	(21.3)	(25.5)	(25.3)	-	-	-	(21.3)	(25.5)	(25.3)
Amortization of losses	21.0	14.7	16.0	1.5	0.6	0.4	22.5	15.3	16.4
Amortization of prior service cost	-	-	-	2.0	2.0	1.4	2.0	2.0	1.4
Net periodic postretirement cost	$22.0	13.2	17.8	$6.9	5.4	4.7	$28.9	18.6	22.5

Obligations and Funded Status
Changes in the accumulated postretirement benefit obligation (“APBO’) and plan assets related to retirement healthcare benefits are as follows:

(In millions)	UMWA plans		Black lung and other plans		Total
Years Ended December 31,	2012	2011	2012	2011	2012	2011

APBO at beginning of year	$529.6	474.3	60.9	62.2	590.5	536.5
Service cost	-	-	0.6	-	0.6	-
Interest cost	22.3	24.0	2.8	2.8	25.1	26.8
Plan amendments	-	-	(1.9)	-	(1.9)	-
Benefits paid	(35.7)	(39.1)	(6.6)	(7.0)	(42.3)	(46.1)
Medicare subsidy received	3.2	3.4	-	-	3.2	3.4
Actuarial (gains) losses, net	5.9	67.0	(2.2)	2.9	3.7	69.9
Foreign currency exchange effects	-	-	(0.6)	-	(0.6)	-
APBO at end of year	$525.3	529.6	53.0	60.9	578.3	590.5

Fair value of plan assets at beginning of year	$268.0	310.2	-	-	268.0	310.2
Employer contributions	-	-	6.6	7.0	6.6	7.0
Return on assets – actual	33.5	(5.1)	-	-	33.5	(5.1)
Benefits paid	(36.0)	(40.5)	(6.6)	(7.0)	(42.6)	(47.5)
Medicare subsidy received	3.2	3.4	-	-	3.2	3.4
Fair value of plan assets at end of year	$268.7	268.0	-	-	268.7	268.0

Funded status	$(256.6)	(261.6)	(53.0)	(60.9)	(309.6)	(322.5)

Included in:
Current, included in accrued liabilities	$-	-	5.0	7.1	5.0	7.1
Noncurrent	256.6	261.6	48.0	53.8	304.6	315.4
Retirement benefits other than pension liability	$256.6	261.6	53.0	60.9	309.6	322.5

Other Changes in Plan Assets and Benefit Recognized in Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) of our retirement benefit plans other than pensions are as follows:

			Black lung and other
(In millions)	UMWA plans		plans		Total
Years Ended December 31,	2012	2011	2012	2011	2012	2011

Benefit plan net experience gain (loss) recognized in
accumulated other comprehensive income (loss):
Beginning of year	$(323.0)	(240.1)	(9.9)	(7.6)	(332.9)	(247.7)
Net experience gains (losses) arising during the year	6.3	(97.6)	2.2	(2.9)	8.5	(100.5)
Reclassification adjustment for amortization of
prior experience losses included in net income	21.0	14.7	1.5	0.6	22.5	15.3
End of year	$(295.7)	(323.0)	(6.2)	(9.9)	(301.9)	(332.9)

Benefit plan prior service (cost) credit recognized in
accumulated other comprehensive income (loss):
Beginning of year	$-	-	(13.3)	(15.3)	(13.3)	(15.3)
Prior service credit from plan amendments during the year	-	-	1.9	-	1.9	-
Reclassification adjustment for amortization or curtailment
of prior service cost included in net income	-	-	2.0	2.0	2.0	2.0
End of year	$-	-	(9.4)	(13.3)	(9.4)	(13.3)

We estimate that $20.5 million of experience loss and $1.7 million of prior service cost will be amortized from accumulated other comprehensive income (loss) into net periodic postretirement cost during 2013.

We recognized net experience gains in 2012 associated with the UMWA obligations primarily related to the return on assets being higher than expected, partially offset by the lower discount rate and an increase in the expected obligation related to the excise tax on high-cost health plans.  We recognized net experience losses in 2011 associated with the UMWA obligations primarily related to lower discount rate, an excise tax on high-cost health plans, and the return on assets being lower than expected.

Assumptions
The APBO for each of the plans was determined using the unit credit method and an assumed discount rate as follows:

	2012	2011	2010

Weighted-average discount rate:
Postretirement cost:
UMWA plans	4.4%	5.3%	5.9%
Black lung	4.2%	4.8%	5.3%
Weighted-average	4.4%	5.2%	5.8%
Benefit obligation at year end:
UMWA plans	3.9%	4.4%	5.3%
Black lung	3.5%	4.2%	4.8%
Weighted-average	3.9%	4.4%	5.2%
Expected return on assets	8.50%	8.75%	8.75%

The RP-2000 Separate, Pre- and Post-retirement Rates, Healthy Blue Collar and Combined Annuitant/Non-Annuitant Blue Collar mortality tables are primarily used to estimate expected lives of participants.

Healthcare Cost Trend Rates
For UMWA plans, the assumed healthcare cost trend rate used to compute the 2012 APBO is 7.0% for 2013, declining to 5.0% in 2019 and thereafter (in 2011: 7.0% for 2012 declining to 5.0% in 2018 and thereafter).  For the black lung obligation, the assumed healthcare cost trend rate used to compute the 2012 APBO was 5.0%.  Other plans in the U.S. provide for fixed-dollar value coverage for eligible participants and, accordingly, are not adjusted for inflation.

The table below shows the estimated effects of a one percentage-point change in the assumed healthcare cost trend rates for each future year.

	Effect of Change in Assumed Healthcare Trend Rates
(In millions)	Increase 1%	Decrease 1%

Higher (lower):
Service and interest cost in 2012	$2.8	(2.3)
APBO at December 31, 2012	59.6	(50.3)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) provides for a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare prescription drug benefits.  Because of the broadness of coverage provided under our plan, we believe that the plan benefits are at least actuarially equivalent to the Medicare benefits.  The estimated effect of the legislation has been recorded as a reduction to the APBO, as permitted by FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, included in FASB ASC Topic 715, Compensation – Retirement Benefits.  The estimated value of the projected federal subsidy assumes no changes in participation rates and assumes that the subsidy is received in the year after claims are paid.  The estimated reduction in per capita claim costs for participants over 65 years old was 9.0%.

Our net periodic postretirement costs were approximately $5.0 million lower in 2012, $4.5 million lower in 2011 and $4.5 million lower in 2010 due to the Medicare Act as a result of lower amortization of losses.  The estimated net present value of the subsidy, reflected as a reduction to the APBO, was approximately $62.4 million at December 31, 2012, and $60.2 million at December 31, 2011.

Excise Tax on Administrators by Patient Protection and Affordable Care Act of 2010
A 40% excise tax on third-party benefit plan administrators by the Patient Protection and Affordable Care Act will be imposed on high-cost health plans (“Cadillac plans”) beginning in 2018.  We are currently unable to reduce the benefit levels of our UMWA medical plans to avoid this excise tax because these benefit levels are required by the Coal Industry Retiree Health Benefit Act of 1992.  We have assumed that the cost of the excise tax paid by administrators will be passed through to Brink’s in the form of higher premiums or higher claims administration fees, increasing the Brink’s obligations.  We project that we will have to pay the benefits plan administrator this excise tax beginning in 2018, and our plan obligations at December 31, 2012 include $31.0 million related to this tax ($21.3 million at December 31, 2011).

Cash Flows
Estimated Contributions from the Company to Plan Assets
Based on the funded status and assumptions at December 31, 2012, we expect the Company to contribute $5.2 million in cash to the plans to pay 2013 beneficiary payments for black lung and other plans.  We do not expect to contribute cash to our UMWA plans since we believe these plans have sufficient amounts held in trust to pay for beneficiary payments for 2013.  Our UMWA plans are not covered by ERISA or other funding laws or regulations that require these plans to meet funding ratios.

Estimated Future Benefit Payments from Plan Assets to Beneficiaries
Projected benefit payments of the plans in the next 10 years using assumptions in effect at December 31, 2012, are as follows:

	Before Medicare Subsidy			Medicare	Net Projected
(In millions)	UMWA plans	Black lung and other plans	Subtotal	Subsidy	Payments

2013	$38.1	5.2	43.3	(3.3)	40.0
2014	38.3	4.9	43.2	(3.4)	39.8
2015	38.6	4.6	43.2	(3.5)	39.7
2016	38.3	4.4	42.7	(3.5)	39.2
2017	38.0	4.1	42.1	(3.6)	38.5
2018 through 2022	186.8	17.0	203.8	(18.0)	185.8

Retirement Plan Assets

U.S. Plans
The fair values of the investments of our U.S. pension plans have been estimated using quoted prices in active markets for all investments except for the investment in the hedge fund of funds.  The fair value of the investment in the hedge fund of funds has been estimated using the net asset value per share of the investment.  Except for the investment in the hedge fund of funds, which is categorized as a Level 3 valuation, the fair values of all investments of our U.S. pension plans are based on Level 1 valuation inputs.

	December 31, 2012			December 31, 2011
		%	%		%	%
	Total Fair	Actual	Target	Total Fair	Actual	Target
(In millions, except percentages)	Value	Allocation	Allocation	Value	Allocation	Allocation

U.S. Pension Plans
Cash, cash equivalents and receivables	$3.5	1	-	3.5	-	-
Equity securities:
U.S. large-cap (a)	227.3	30	30	209.9	31	30
U.S. small/mid-cap (a)	60.8	8	8	55.2	8	8
International (a)	94.1	12	12	79.8	12	12
Fixed-income securities:
Long duration (b)	179.0	24	23	158.0	23	23
High yield (c)	61.9	8	8	55.2	8	8
Emerging markets (d)	30.4	4	4	27.0	4	4
Other types of investments:
Hedge fund of funds (e)	99.3	13	15	96.8	14	15
Total	$756.3	100	100	685.4	100	100

UMWA Plans
Equity securities:
U.S. large-cap (a)	$97.2	36	37	101.8	38	37
U.S. small/mid-cap (a)	23.7	9	9	23.5	9	9
International (a)	39.3	15	14	33.5	13	14
Fixed-income securities:
High yield (c)	23.1	9	8	22.6	8	8
Emerging markets (d)	11.7	4	4	11.2	4	4
Multi asset real return (f)	32.8	12	13	35.5	13	13
Other types of investments:
Hedge fund of funds (e)	40.9	15	15	39.9	15	15
Total	$268.7	100	100	268.0	100	100
(a)
These categories include passively managed U.S. large-cap mutual funds and actively managed U.S. small/mid-cap and international mutual funds that track various indices such as the S&P 500 Index, the Russell 2500 Index and the MSCI All Country World Ex-U.S. Index.

(b)
This category represents an actively managed mutual fund that seeks to duplicate the risk and return characteristics of a long-term fixed-income securities portfolio with an approximate duration of 10 years and longer by using a long duration bond portfolio, including interest-rate swap agreements and Treasury futures contracts, and zero-coupon securities created by the U.S. Treasury, for the purpose of managing the overall duration of this fund.

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

Assets of our U.S. plans are invested with an objective of maximizing the total return, taking into consideration the liabilities of the plan, and minimizing the risks that could create the need for excessive contributions.  Plan assets are invested primarily using actively managed accounts with asset allocation targets listed in the tables above.  Our policy does not permit the purchase of Brink’s common stock if immediately after any such purchase the aggregate fair market value of the plan assets invested in Brink’s common stock exceeds 10% of the aggregate fair market value of the assets of the plan, except as permitted by an exemption under ERISA.  The plans rebalance their assets on a monthly basis if actual allocations of assets are outside predetermined ranges.  Among other factors, the performance of asset groups and investment managers will affect the long-term rate of return.

All of the investments of our U.S. retirement plans can be redeemed daily, except for the hedge fund of funds, which can be redeemed quarterly, subject to any restrictions imposed by the underlying hedge funds.

Non-U.S. Plans
Except for investments in our Netherlands pension plan, the fair values of the investments of our non-U.S. pension plans have been estimated using quoted prices in active markets and are therefore based on Level 1 valuation inputs.  The fair values for the Netherlands plan investments have been estimated using the net asset value per share of the investments and are based on Level 2 valuation inputs.  The Netherlands investments were $142.3 million at December 31, 2012, and $112.2 million at December 31, 2011.

	December 31, 2012			December 31, 2011
		%	%		%	%
	Total Fair	Actual	Target	Total Fair	Actual	Target
(In millions, except percentages)	Value	Allocation	Allocation	Value	Allocation	Allocation

Non-U.S. Pension Plans
Cash and cash equivalents	$2.6	1	-	1.0	-	-
Equity securities:
U.S. equity funds (a)	25.8			21.8
Canadian equity funds (a)	31.7			26.5
European equity funds (a)	7.4			5.3
Asia-pacific equity funds (a)	1.3			1.1
Emerging markets (a)	4.7			3.2
Other non-U.S. equity funds (a)	37.3			28.7
Total equity securities	108.2	38	39	86.6	38	40
Fixed-income securities:
Global credit (b)	34.3			28.9
Canadian fixed-income funds (c)	20.3			17.9
European fixed-income funds (d)	10.2			5.9
High-yield (e)	10.2			9.9
Emerging markets (f)	5.8			5.5
Long-duration (g)	76.1			63.9
Total fixed-income securities	156.9	55	56	132.0	57	55
Other types of investments:
Convertible securities (h)	10.1			7.3
Commodity Derivatives (i)	4.0			-
Other	1.2			3.6
Total other types of investments	15.3	6	5	10.9	5	5
Total	$283.0	100	100	230.5	100	100
(a)
These categories are comprised of equity index actively and passively managed funds that track various indices such as S&P 500 Composite Total Return Index, Russell 1000 and 2000 Indices, MSCI Europe Ex-UK Index, S&P/TSX Total Return Index, MSCI EAFE Index and others.

(b)	This category represents investment-grade fixed income debt securities of European issuers from diverse industries.
(c)	This category seeks to achieve a return that exceeds the Scotia Capital Markets Universe Bond Index.
(d)	This category is designed to generate income and exhibit volatility similar to that of the Sterling denominated bond market. This category primarily invests in investment grade or better securities.
(e)	This category consists of global high-yield bonds. This category invests in lower rated and unrated fixed income, floating rate and other debt securities issued by European and American companies.
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

(h)	This category invests in convertible securities of global issuers from diverse industries.
(i)	This category invests in commodities through financial derivatives of global issuers and short-dated government paper and cash components.

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

Changes in plan assets measured at fair value using significant unobservable inputs (Level 3) for our retirement plans are as follows:

(In millions)	U.S. Pension Plans	UMWA Plans	Non-U.S. Pension Plans

Balance at December 31, 2010	$98.1	40.4	0.8
Actual return on plan assets:
Relating to assets still held at the reporting date	(1.3)	(0.5)	-
Relating to assets sold during the period	-	-	(0.2)
Purchases, sales and settlements	-	-	-
Transfers in and/or out of Level 3	-	-	-
Balance at December 31, 2011	96.8	39.9	0.6

Actual return on plan assets:
Relating to assets still held at the reporting date	2.5	1.0	-
Relating to assets sold during the period	-	-	-
Purchases, sales and settlements	-	-	-
Transfers in and/or out of Level 3	-	-	-
Balance at December 31, 2012	$99.3	40.9	0.6

Multi-employer Pension Plans
We contribute to multi-employer pension plans in a few of our non-U.S. subsidiaries.  Due to the improvement in the funded status of the plans, we recognized only $0.3 million of multi-employer pension expense for continuing operations in 2012 and did not recognize any multi-employer pension expenses in 2011.  Multi-employer pension expense was $2.3 million in 2010.

Savings Plans
We sponsor various defined contribution plans to help eligible employees provide for retirement.  We record expense for amounts that we contribute on behalf of employees, usually in the form of matching contributions. Prior to December 31, 2011, we matched 125% of up to the first 5% of our employees’ eligible contributions to our U.S. 401(k) plan.  In January 2012, we reduced the matching contribution to 100% of up to the first 4% of employee contributions.  In April 2012, we further reduced the matching contribution to 100% on the first 1% of employee contributions.  Our matching contribution expense is as follows:

(In millions)
Years Ended December 31,	2012	2011	2010

U.S. 401(K)	$4.6	16.9	16.3
Other plans	2.5	3.9	4.0
Total	$7.1	20.8	20.3

Note 4 – Income Taxes

	Years Ended December 31,
(In millions)	2012	2011	2010

Income (loss) from continuing operations before income taxes
U.S.	$(19.6)	(16.0)	(7.1)
Foreign	174.1	200.4	177.0
Income from continuing operations before income taxes	$154.5	184.4	169.9

Provision (benefit) for income taxes from continuing operations
Current tax expense (benefit)
U.S. federal	$(0.1)	2.9	4.3
State	(0.3)	(0.1)	0.2
Foreign	71.2	92.3	69.6
Current tax expense	70.8	95.1	74.1

Deferred tax expense (benefit)
U.S. federal	(29.9)	(21.3)	(7.8)
State	(1.4)	(0.9)	-
Foreign	(12.6)	(9.0)	6.3
Deferred tax benefit	(43.9)	(31.2)	(1.5)
Provision (benefit) for income taxes of continuing operations	$26.9	63.9	72.6

	Years Ended December 31,
(In millions)	2012	2011	2010

Comprehensive provision (benefit) for income taxes allocable to
Continuing operations	$26.9	63.9	72.6
Discontinued operations	(0.9)	(3.8)	(8.9)
Other comprehensive income (loss)	9.3	(74.4)	(16.1)
Equity	2.7	(1.1)	(0.7)
Comprehensive provision (benefit) for income taxes	$38.0	(15.4)	46.9

Rate Reconciliation
The following table reconciles the difference between the actual tax rate on continuing operations and the statutory U.S. federal income tax rate of 35%.

	Years Ended December 31,
(In percentages)	2012	2011	2010

U.S. federal tax rate	35.0%	35.0%	35.0%
Increases (reductions) in taxes due to:
Adjustments to valuation allowances	1.7	(2.7)	4.3
Foreign income taxes	(1.8)	0.8	(4.8)
Medicare subsidy for retirement plans	(14.8)	-	8.1
Tax settlement	-	-	(4.1)
French business tax	2.8	2.4	2.3
Nontaxable acquisition-related (gains) losses	-	(0.4)	1.8
Taxes on undistributed earnings of foreign affiliates	(2.3)	0.2	0.9
State income taxes, net	(0.1)	(0.5)	(0.3)
Change in judgment about uncertain tax positions in Mexico	(4.9)	-	-
Other	1.8	(0.1)	(0.5)
Actual income tax rate on continuing operations	17.4%	34.7%	42.7%

Components of Deferred Tax Assets and Liabilities

	December 31,
(In millions)	2012	2011

Deferred tax assets
Pension liabilities	$136.4	138.3
Retirement benefits other than pensions	127.2	112.7
Workers’ compensation and other claims	38.3	42.8
Other assets and liabilities	115.3	107.0
Net operating loss carryforwards	63.5	44.9
Alternative minimum and other tax credits (a)	37.9	37.7
Subtotal	518.6	483.4
Valuation allowances	(47.4)	(43.9)
Total deferred tax assets	471.2	439.5

Deferred tax liabilities
Property and equipment, net	11.2	12.5
Other assets and miscellaneous	37.4	37.0
Deferred tax liabilities	48.6	49.5
Net deferred tax asset	$422.6	390.0

Included in:
Current assets	$59.4	66.4
Noncurrent assets	385.3	350.8
Current liabilities, included in accrued liabilities	(3.4)	(4.2)
Noncurrent liabilities	(18.7)	(23.0)
Net deferred tax asset	$422.6	390.0
(a)	U.S. alternative minimum tax credits of $37.3 million have an unlimited carryforward period and the remaining credits of $0.6 million have various carryforward periods.

Valuation Allowances
Valuation allowances relate to deferred tax assets in various federal, state and non-U.S. jurisdictions.  Based on our historical and expected future taxable earnings, and a consideration of available tax-planning strategies, we believe it is more likely than not that we will realize the benefit of the existing deferred tax assets, net of valuation allowances, at December 31, 2012.

	Years Ended December 31,
(In millions)	2012	2011	2010

Valuation allowances:
Beginning of year	$43.9	45.9	45.4
Expiring tax credits	(0.8)	(0.3)	(0.6)
Acquisitions and dispositions	(0.9)	0.3	(10.0)
Changes in judgment about deferred tax assets (a)	(1.0)	(8.2)	(0.9)
Other changes in deferred tax assets, charged to:
Income from continuing operations	3.4	7.6	14.9
Income from discontinued operations	1.9	-	(1.1)
Other comprehensive income (loss)	0.1	-	0.1
Foreign currency exchange effects	0.8	(1.4)	(1.9)
End of year	$47.4	43.9	45.9
(a)
 Changes in judgment about valuation allowances are based on a recognition threshold of “more-likely-than-not.”Amounts are based on beginning-of-year balances of deferred tax assets that could potentially be realized in future years.   Amounts are recognized in income from continuing operations.

.

Undistributed Foreign Earnings
As of December 31, 2012, we have not recorded U.S. federal deferred income taxes on approximately $386 million of undistributed earnings of foreign subsidiaries and equity affiliates.  It is expected that these earnings will be permanently reinvested in operations outside the U.S.  It is not practical to compute the estimated deferred tax liability on these earnings.

Net Operating Losses
The gross amount of the net operating loss carryforwards as of December 31, 2012, was $331.7 million.  The tax benefit of net operating loss carryforwards, before valuation allowances, as of December 31, 2012, was $63.5 million, and expires as follows:

(In millions)	Federal	State	Foreign	Total

Years of expiration
2013-2017	$-	0.6	5.4	6.0
2018-2022	-	0.1	5.8	5.9
2023 and thereafter	13.0	9.7	0.2	22.9
No expiration	-	-	28.7	28.7
	$13.0	10.4	40.1	63.5

Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
(In millions)	2012	2011	2010

Uncertain tax positions:
Beginning of year	$17.2	19.4	19.0
Increases related to prior-year tax positions	1.4	0.8	0.1
Decreases related to prior-year tax positions	(6.9)	(1.6)	(1.3)
Increases related to current-year tax positions	1.6	1.3	1.9
Settlements	(0.7)	-	(7.0)
Effect of the expiration of statutes of limitation	(1.2)	(1.2)	(1.6)
Increases (decreases) related to business combinations and dispositions	-	(0.7)	8.3
Foreign currency exchange effects	0.4	(0.8)	-
End of year	$11.8	17.2	19.4

Included in the balance of unrecognized tax benefits at December 31, 2012, are potential benefits of approximately $9.5 million that, if recognized, will reduce the effective tax rate on income from continuing operations.  Also included in the balance of unrecognized tax benefits at December 31, 2012, are benefits of approximately $0.7 million that, if recognized, will reduce the effective tax rate on income from discontinued operations.

We recognize accrued interest and penalties related to unrecognized tax benefits in provision (benefit) for income taxes. Interest and penalties included in provision (benefit) for income taxes amounted to ($2.1) million in 2012, $1.2 million in 2011, and $1.1 million in 2010. We had accrued penalties and interest of $3.7 million at December 31, 2012, and $5.9 million at December 31, 2011.

We file income tax returns in the U.S. federal and various state and foreign jurisdictions. With a few exceptions, as of December 31, 2012, we were no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009. Additionally, due to statute of limitations expirations and audit settlements, it is reasonably possible that approximately $3.1 million of currently remaining unrecognized tax positions may be recognized by the end of 2013.

Note 5 – Property and Equipment

The following table presents our property and equipment that is classified as held and used:

	December 31,
(In millions)	2012	2011

Land	$70.8	69.5
Buildings	247.6	232.8
Leasehold improvements	217.5	203.7
Vehicles	433.6	389.5
Capitalized software (a)	168.2	147.8
Other machinery and equipment	682.3	628.3
	1,820.0	1,671.6
Accumulated depreciation and amortization	(1,026.2)	(922.4)
Property and equipment, net	$793.8	749.2
(a)	Amortization of capitalized software costs included in continuing operations was $18.5 million in 2012, $15.3 million in 2011 and $12.3 million in 2010.

Note 6 – Acquisitions

We account for acquisitions as business combinations using the acquisition method.  Under the acquisition method of accounting, assets acquired and liabilities assumed from these operations are recorded at fair value on the date of acquisition.  The consolidated statements of income include the results of operations for each acquired entity from the date of acquisition.

We acquired Kheops, SAS, a provider of logistics software and related services, for approximately $17 million in January 2012.  This acquisition gives us proprietary control of software used primarily in our cash-in-transit and money processing operations in France.

We acquired Brazil-based Rede Transacoes Eletronicas Ltda. (Redetrel) for approximately $26 million in cash on January 31, 2013.  Redetrel distributes electronic prepaid products, including mobile phone airtime, via a network of approximately 20,000 retail locations across Brazil.  Redetrel’s strong distribution network supplements Brink’s existing payments business, ePago, which has operations in Brazil, Mexico, Colombia and Panama.  At the date of issuance of the financial statements, the initial purchase accounting was not completed for the Redetrel acquisition.

Note 7 – Goodwill and Other Intangible Assets

Goodwill and other intangible assets resulted from acquiring businesses.  The changes in the carrying amount of goodwill and other intangible assets by reportable segment for the years ended December 31, 2012 and 2011 are as follows:

	December 31, 2012
	Beginning	Acquisitions/	Amortization			Ending
(In millions)	Balance	Dispositions	Expense (a)	Adjustments	Currency	Balance

International:
Goodwill	$211.3	15.3	-	(2.1)	(1.2)	223.3
Other intangibles:
Customer relationships	40.2	2.3	(6.8)	-	(1.8)	33.9
Indefinite-lived trade names	12.1	-	-	-	0.9	13.0
Finite-lived trade names	0.2	-	(0.1)	-	(0.1)	-
Other	0.8	(0.1)	(0.5)	-	(0.1)	0.1
International other intangibles	53.3	2.2	(7.4)	-	(1.1)	47.0

North America:
Goodwill	20.1	-	-	-	0.4	20.5
Other intangibles:
Customer relationships	8.9	-	(1.6)	-	0.2	7.5
Finite-lived trade names	1.6	-	(0.1)	-	0.1	1.6
North America other intangibles	10.5	-	(1.7)	-	0.3	9.1

Total goodwill	231.4	15.3	-	(2.1)	(0.8)	243.8
Total other intangibles	$63.8	2.2	(9.1)	-	(0.8)	56.1

	December 31, 2011
	Beginning	Acquisitions/	Amortization			Ending
(In millions)	Balance	Dispositions	Expense (a)	Adjustments	Currency	Balance

International:
Goodwill	$224.0	1.8	-	(1.3)	(13.2)	211.3
Other intangibles:
Customer relationships	49.6	2.3	(7.6)	-	(4.1)	40.2
Indefinite-lived trade names	13.7	-	-	0.1	(1.7)	12.1
Finite-lived trade names	0.8	-	(0.5)	-	(0.1)	0.2
Other	1.0	0.7	(0.8)	-	(0.1)	0.8
International other intangibles	65.1	3.0	(8.9)	0.1	(6.0)	53.3

North America:
Goodwill	20.3	(0.4)	-	0.4	(0.2)	20.1
Other intangibles:
Customer relationships	1.4	(0.2)	(2.0)	9.6	0.1	8.9
Finite-lived trade names	-	-	-	1.6	-	1.6
Other - Threshold acquisition (b)	16.7	-	-	(16.3)	(0.4)	-
North America other intangibles	18.1	(0.2)	(2.0)	(5.1)	(0.3)	10.5

Total goodwill	244.3	1.4	-	(0.9)	(13.4)	231.4
Total other intangibles	$83.2	2.8	(10.9)	(5.0)	(6.3)	63.8
(a)	Includes amortization expense of $0.2 million in 2012 and $0.5 million in 2011 that has been reclassified to discontinued operations.
(b)
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

The following table summarizes our other intangible assets:

	December 31, 2012			December 31, 2011
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

International:
Customer relationships	$76.1	(42.2)	33.9	$75.9	(35.7)	40.2
Indefinite-lived trade names	13.0	-	13.0	12.1	-	12.1
Finite-lived trade names	2.0	(2.0)	-	2.0	(1.8)	0.2
Other	3.4	(3.3)	0.1	3.6	(2.8)	0.8
North America:
Customer relationships	12.9	(5.4)	7.5	12.7	(3.8)	8.9
Finite-lived trade names	1.7	(0.1)	1.6	1.6	-	1.6
Total	$109.1	(53.0)	56.1	$107.9	(44.1)	63.8

Our estimated aggregate amortization expense for finite-lived intangibles recorded at December 31, 2012, for the next five years is as follows:

(In millions)	2013	2014	2015	2016	2017

Amortization expense	$7.1	6.2	5.5	5.0	3.8

Note 8 – Other Assets

	December 31,
(In millions)	2012	2011

Prepaid pension assets	$21.9	12.3
Equity method investment in unconsolidated entities	15.6	12.8
Available-for-sale securities	5.3	8.9
Other	36.6	43.1
Other assets	$79.4	77.1

Note 9 – Fair Value of Financial Instruments

Investments in Available-for-sale Securities
We have investments in mutual funds designated as available-for-sale securities that are carried at fair value in the financial statements.  For these investments, fair value was estimated based on quoted prices categorized as a Level 1 valuation.

	December 31,
(In millions)	2012	2011

Mutual funds
Cost	$4.3	16.9
Gross unrealized gains	1.0	3.1
Fair value	$5.3	20.0

The table below presents a reconciliation for investments measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3):

	December 31,
(In millions)	2012	2011	2010

Beginning balance	$-	3.4	3.1
Total gain and (loss), realized and unrealized:
Included in interest and other income	-	2.6	-
Included in other comprehensive income (loss)	-	0.3	0.3
Purchases	-	-	-
Sales	-	(6.3)	-
Ending balance	$-	-	3.4

Fixed-Rate Debt
The fair value and carrying value of our fixed-rate debt are as follows:

	December 31,	December 31,
(In millions)	2012	2011

DTA bonds
Carrying value	$43.2	43.2
Fair value	43.4	44.0

Unsecured notes issued in a private placement
Carrying value	100.0	100.0
Fair value	110.5	106.4

The fair value estimate of our obligation related to the fixed-rate Dominion Terminal Associates (“DTA”) bonds is based on price information observed in a less-active market, which we have categorized as a Level 2 valuation.  During 2011, the market for these bonds was not active and we therefore transferred these bonds from Level 1 to Level 2.

The fair value estimate of our unsecured private-placement notes is based on the present value of future cash flows, discounted at rates for similar instruments at the respective measurement dates, which we have categorized as a Level 3 valuation.

Other Financial Instruments
Other financial instruments include cash and cash equivalents, short-term fixed rate deposits, accounts receivable, floating rate debt, accounts payable and accrued liabilities.  The financial statement carrying amounts of these items approximate the fair value due to their short-term nature.

The fair value of outstanding foreign currency contracts was not significant.  There were no transfers in or out of any of the levels of the valuation hierarchy in 2012.

Note 10 – Accrued Liabilities

	December 31,
(In millions)	2012	2011

Payroll and other employee liabilities	$168.9	156.4
Taxes, except income taxes	109.8	96.8
Cash held by Cash Management Services operations (a)	44.0	25.1
Workers’ compensation and other claims	24.4	27.0
Retirement benefits (see note 3)	13.4	31.5
Income taxes payable	16.1	14.7
Other	139.9	137.0
Accrued liabilities	$516.5	488.5
(a)
Title to cash received and processed in certain of our secure Cash Management Services operations transfers to us for a short period of time. The cash is generally credited to customers’ accounts the following day and we record a liability while the cash is in our possession.

Note 11 – Other Liabilities

	December 31,
(In millions)	2012	2011

Workers’ compensation and other claims	$44.2	44.3
Post-employment benefits	40.2	29.7
Asset retirement and remediation obligations	17.9	17.1
Employee-related liabilities	17.1	20.5
Noncurrent tax liability	11.6	20.9
Other	46.4	45.9
Other liabilities	$177.4	178.4

Note 12 – Long-Term Debt

	December 31,
(In millions)	2012	2011

Bank credit facilities:
Revolving Facility (year-end weighted average interest
rate of 1.5% in 2012 and 2.1% in 2011)	$107.2	110.0
Private Placement Notes (Series A interest rate of 4.6%, Series B interest
rate of 5.2%), due 2021	100.0	100.0
Other non-U.S. dollar-denominated facilities (year-end weighted
average interest rate of 7.7% in 2012 and 6.9% in 2011)	20.9	15.4
Dominion Terminal Associates 6.0% bonds, due 2033	43.2	43.2
Capital leases (average rates: 4.2% in 2012 and 4.3% in 2011)	91.3	95.4
Total long-term debt	$362.6	364.0

Included in:
Current liabilities	$27.0	28.7
Noncurrent liabilities	335.6	335.3
Total long-term debt	$362.6	364.0

We have a $480 million unsecured revolving bank credit facility (the “Revolving Facility”) that matures in January 2017.  The Revolving Facility’s interest rate is based on LIBOR plus a margin, alternate base rate plus a margin, or competitive bid.  The Revolving Facility allows us to borrow or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of December 31, 2012, $373 million was available under the Revolving Facility.  Amounts outstanding under the Revolving Facility as of December 31, 2012 were denominated primarily in U.S. dollars and to a lesser extent in Canadian dollars and in euros.

The margin on LIBOR borrowings under the Revolving Facility, which can range from 0.9% to 1.575% depending on our credit rating, was 1.20% at December 31, 2012.  The margin on alternate base rate borrowings under the Revolving Facility can range from 0.0% to 0.575%.  We also pay an annual facility fee on the Revolving Facility based on our credit rating.  The facility fee can range from 0.10% to 0.30% and was 0.175% at December 31, 2012.

We have $100 million in unsecured notes through a private placement debt transaction (the “Notes”).  The Notes comprise $50 million in series A notes with a fixed interest rate of 4.57% and $50 million in series B notes with a fixed interest rate of 5.20%.  The Notes are due in January 2021 with principal payments under the series A notes to begin in January 2015.

We have three unsecured multi-currency revolving bank credit facilities with a total of $70 million in available credit, of which approximately $37 million was available at December 31, 2012.  A $20 million facility expires in May 2014, a $30 million facility expires in October 2014, and a $20 million facility expires in December 2015.  Interest on these facilities is based on LIBOR plus a margin.  The margin ranges from 0.9% to 2.125%.  We also have the ability to borrow from other banks, at the banks’ discretion, under short-term uncommitted agreements.  Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

We have a $20 million unsecured committed credit facility that expires in April 2014.  Interest on this facility is based on LIBOR plus a margin, which ranges from 1.20% to 1.575%.  As of December 30, 2012, $16 million was available under the facility.

We have three unsecured letter of credit facilities totaling $164 million, of which approximately $56 million was available at December 31, 2012.  A $54 million facility and a $25 million facility expire in December 2014 and an $85 million facility expires in June 2015.  The Revolving Facility and the multi-currency revolving credit facilities are also used for issuance of letters of credit and bank guarantees.

Minimum repayments of long-term debt are as follows:

(In millions)	Capital leases	Other long-term debt	Total

2013	$20.9	6.1	27.0
2014	19.1	9.7	28.8
2015	17.7	9.6	27.3
2016	13.3	7.9	21.2
2017	10.2	114.7	124.9
Later years	10.1	123.3	133.4
Total	$91.3	271.3	362.6

The Revolving Facility, the Notes, the unsecured multi-currency revolving bank credit facilities, the unsecured committed credit facility and the letter of credit facilities contain subsidiary guarantees and various financial and other covenants.  The financial covenants, among other things, limit our total indebtedness, limit priority debt, limit asset sales, limit the use of proceeds from asset sales and provide for minimum coverage of interest costs.  The credit agreements do not provide for the acceleration of payments should our credit rating be reduced.  If we were not to comply with the terms of our various credit agreements, the repayment terms could be accelerated and the commitments could be withdrawn.  An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  We were in compliance with all financial covenants at December 31, 2012.

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

At December 31, 2012, we had undrawn letters of credit and guarantees totaling $138.4 million, including $108.3 million issued under the letter of credit facilities, $21.7 million issued under the multi-currency revolving bank credit facilities, and $8.4 million issued under other credit facilities.  These letters of credit primarily support our obligations under various self-insurance programs and credit facilities.

Capital Leases
Property and equipment acquired under capital leases are included in property and equipment as follows:

	December 31,
(In millions)	2012	2011

Asset class:
Buildings	$4.9	6.0
Vehicles	108.2	89.9
Machinery and equipment	36.5	37.3
	149.6	133.2
Less: accumulated amortization	(47.4)	(30.0)
Total	$102.2	103.2

Note 13 – Accounts Receivable

	December 31,
(In millions)	2012	2011

Trade	$590.7	506.0
Other	30.8	53.4
Total accounts receivable	621.5	559.4
Allowance for doubtful accounts	(9.2)	(8.9)
Accounts receivable, net	$612.3	550.5

	Years Ended December 31,
(In millions)	2012	2011	2010

Allowance for doubtful accounts:
Beginning of year	$8.9	7.2	7.1
Provision for uncollectible accounts receivable:
Continuing operations	1.7	3.0	1.4
Discontinued operations	1.0	1.0	(0.9)
Write offs less recoveries	(1.0)	(1.4)	(0.9)
Foreign currency exchange effects	(1.4)	(0.9)	0.5
End of year	$9.2	8.9	7.2

Note 14 – Operating Leases

We lease facilities, vehicles, computers and other equipment under long-term operating and capital leases with varying terms. Most of the operating leases contain renewal and/or purchase options.  We expect that in the normal course of business, the majority of operating leases will be renewed or replaced by other leases.

As of December 31, 2012, future minimum lease payments under noncancellable operating leases with initial or remaining lease terms in excess of one year are included below.

(In millions)	Facilities	Vehicles	Other	Total

2013	$61.5	16.4	4.0	81.9
2014	47.3	12.2	3.3	62.8
2015	37.1	8.0	2.1	47.2
2016	23.0	3.8	1.0	27.8
2017	17.5	1.3	0.4	19.2
Later years	45.8	-	1.0	46.8
	$232.2	41.7	11.8	285.7

In North America, most of the armored vehicles used by our U.S. operations are accounted for as operating leases.  The cost related to these leases is recognized as rental expense in the consolidated statements of income.  Since March 2009, we have acquired armored vehicles in the U.S. either by purchasing or by leasing under agreements that we have accounted for as capital leases.  The cost of vehicles under capital lease is recognized as depreciation and interest expense.

Our maximum residual value guarantee under operating lease agreements was $17.6 million at December 31, 2012.  If we continue to renew the leases and pay the lease payments for the vehicles that have been included in the above table, this residual value guarantee will reduce to zero at the end of the final renewal period.

Net rent expense included in continuing operations amounted to $99.5 million in 2012, $102.9 million in 2011 and $94.3 million in 2010.

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

There are 0.9 million shares underlying share-based plans that are authorized, but not yet granted.

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

In general, options continue to be exercisable following termination of employment for 90 days, if such options were exercisable at the time of termination.  Upon termination of employment by reason of the employee’s retirement or permanent and total disability, options held by the employee remain outstanding and continue in accordance with their terms. In the event of the employee’s death while employed or after retirement or permanent and total disability, vesting is accelerated at the time of the employee’s death and remain exercisable by the employee’s beneficiary or estate for three years following the employee’s death or their earlier expiration in accordance with their terms.  If a change in control were to occur (as defined in the plan document) and the employee is terminated, all outstanding options fully vest and become exercisable (awards granted before 2012 do not require the employee’s termination for accelerated vesting to occur).

Restricted stock unit awards granted under the 2005 Plan have specific terms and conditions contained in award agreements entered into with employees.  In general, restricted stock units are canceled following termination of employment.  Upon termination of employment by reason of the employee’s retirement or permanent and total disability, restricted stock units held by the employee remain outstanding and continue to vest in accordance with their terms.  In the event of the employee’s death while employed or after retirement or permanent and total disability, vesting is accelerated at the time of the employee’s death.  If a change in control were to occur and the employee is terminated, the vesting of restricted stock units is accelerated (grants prior to March 2012 do not require the employee’s termination for accelerated vesting to occur).

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

Option Activity
The table below summarizes the activity in all plans for options of our common stock.

			Weighted-Average	Aggregate
	Shares	Weighted- Average	Remaining Contractual	Intrinsic Value
	(in thousands)	Exercise Price Per Share	Term (in years)	(in millions)

Outstanding at December 31, 2009	3,435	$28.98
Granted	367	19.05
Exercised	(372)	17.50
Forfeited or expired	(75)	31.71

Outstanding at December 31, 2010	3,355	29.10
Granted	290	31.47
Exercised	(562)	20.66
Forfeited or expired	(116)	29.47

Outstanding at December 31, 2011	2,967	30.92
Granted	396	22.55
Exercised	(71)	19.04
Forfeited or expired	(680)	29.92
Outstanding at December 31, 2012
	2,612	$30.23	2.4	$5.3

Of the above, as of December 31, 2012:
Exercisable	1,974	$32.15	1.6	$2.2
Expected to vest in future periods (a)	610	$24.37	4.9	$3.0
(a)	The number of options expected to vest takes into account an estimate of expected forfeitures.

The intrinsic value of a stock option is the difference between the market price of the shares underlying the option and the exercise price of the option.  The market price at December 31, 2012, was $28.53 per share.  The total intrinsic value of options exercised was $0.6 million ($8.07 per share) in 2012, $5.6 million ($9.99 per share) in 2011, and $2.9 million ($7.86 per share) in 2010.  The total grant-date fair value of options that vested during 2012 was $1.8 million, during 2011 was $3.2 million, and during 2010 was $5.1 million.

There were 2 million shares of exercisable options with a weighted-average exercise price of $32.15 per share at December 31, 2012.  There were 2.4 million shares of exercisable options with a weighted-average exercise price of $32.03 per share at December 31, 2011, and 2.6 million shares of exercisable options with a weighted-average exercise price of $30.10 per share at December 31, 2010.

Method and Assumptions Used to Estimate Fair Value of Options
The fair value of each stock option grant is estimated at the time of grant using the Black-Scholes option-pricing model.  For those awards subject to a ratable vesting schedule, fair value is measured for each separately vesting portion of the award as if the award were comprised of three separate individual awards.

The fair value of options granted during the three years ended December 31, 2012, was calculated using the following estimated weighted-average assumptions.

Options Granted
	Years Ended December 31,
	2012			2011			2010

Number of shares underlying options, in thousands			396			290			367
Weighted-average exercise price per share			$22.55			31.47			19.05

Assumptions used to estimate fair value
Expected dividend yield (a):
Weighted-average			1.8%			1.3%			2.1%
Expected volatility (b):
Weighted-average			40%			36%			36%
Range	39%	–	40%	36%	–	37%	35%	–	39%
Risk-free interest rate (c):
Weighted-average			0.6%			1.2%			1.4%
Range	0.4%	–	0.9%	0.5%	–	1.9%	0.6%	–	1.9%
Expected term in years (d):
Weighted-average			4.3			3.8			3.8
Range	3.3	–	5.3	1.9	–	5.3	1.9	–	5.3

Weighted-average fair value estimates at grant date:
In millions			$2.5			2.4			1.7
Fair value per share			$6.32			8.17			4.65
(a)	The expected dividend yield is the calculated yield on Brink’s common stock at the time of the grant.
(b)	The expected volatility was estimated after reviewing the historical volatility of our stock using daily close prices.
(c)   The risk-free interest rate was based on U.S. Treasury debt yields at the time of the grant.
(d)	The expected term of the options was based on historical option exercise, expiration and post-vesting cancellation behaviors.

Nonvested Share Activity
	Number of shares			Weighted-Average
	2005	Directors’		Grant-Date
(in thousands of shares, except per share amounts)	Plan	Plan	Total	Fair Value (a)

Balance as of January 1, 2010	214.2	22.7	236.9	$28.45
Granted	167.6	29.1	196.7	19.24
Cancelled awards	(5.6)	-	(5.6)	22.52
Vested	(76.7)	(22.7)	(99.4)	29.12
Balance as of December 31, 2010	299.5	29.1	328.6	22.84

Granted	143.7	15.8	159.5	30.43
Cancelled awards	(16.5)	-	(16.5)	23.65
Vested	(127.1)	(29.1)	(156.2)	24.13
Balance as of December 31, 2011	299.6	15.8	315.4	25.99

Granted	321.0	23.0	344.0	22.21
Cancelled awards	(21.3)	-	(21.3)	24.53
Vested	(191.4)	(15.8)	(207.2)	25.68
Balance as of December 31, 2012	407.9	23.0	430.9	$23.19
(a)
Fair value is measured at the date of grant based on the average of the high and low per share quoted sales price of Brink’s common stock, adjusted for a discount on units that do not receive or accrue dividends.

As of December 31, 2012, $0.9 million of total unrecognized compensation cost related to previously granted stock options is expected to be recognized over a weighted-average period of 1.6 years.

As of December 31, 2012, $3.4 million of total unrecognized compensation cost related to previously granted nonvested shares is expected to be recognized over a weighted-average period of 1.7 years.

Other Share-Based Compensation
We have a deferred compensation plan that allows participants to defer a portion of their compensation into common stock units.  Units may be redeemed by employees for an equal number of shares of Brink’s common stock.  Employee accounts held 421,846 units at December 31, 2012, and 947,878 units at December 31, 2011.

We have a stock accumulation plan for our non-employee directors denominated in Brink’s common stock units.  Directors’ accounts held 64,670 units at December 31, 2012, and 55,293 units at December 31, 2011.

Note 16 – Capital Stock

Common Stock
At December 31, 2012, we had 100 million shares of common stock authorized and 47.8 million shares issued and outstanding.

Share Purchases
We purchased and retired 1,682,845 shares in 2010 for $33.7 million (average price of $20.03 per share).

Shares Contributed to U.S. Pension Plan
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

Dividends
We paid regular quarterly dividends on our common stock during the last three years.  On January 17, 2013, the board declared a regular quarterly dividend of 10 cents per share payable on March 1, 2013.  Future dividends are dependent on the earnings, financial condition, shareholder equity levels, cash flow and business requirements, as determined by the board of directors.

Shelf Registration of Common Stock
On February 28, 2012, we filed a shelf registration statement under Form S-3ASR with the SEC for $150 million of our common stock.  At December 31, 2012, $141.5 million remains available under this shelf registration.

Preferred Stock
At December 31, 2012, we had the authority to issue up to 2.0 million shares of preferred stock with a par value of $10 per share.

Shares Used to Calculate Earnings per Share

	Years Ended December 31,
(In millions)	2012	2011	2010

Weighted-average shares

Basic (a)	48.4	47.8	48.2
Effect of dilutive stock awards	0.2	0.3	0.2
Diluted (a)	48.6	48.1	48.4

Antidilutive stock awards excluded from denominator	2.4	2.3	2.2
(a)
We have deferred compensation plans for directors and certain of our employees.  Amounts owed to participants are denominated in common stock units.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average units credited to employees and directors under the deferred compensation plans.  Additionally, non-participating restricted stock units are also included in the computation of basic weighted average shares when the requisite service period has been completed.  Accordingly, basic and diluted shares include weighted-average units of 0.9 million in 2012, 1.1 million in 2011 and 1.0 million in 2010.

Note 17 – Loss from Discontinued Operations

	Years Ended December 31,
(In millions)	2012	2011	2010

Discontinued European operations (a):
Loss from operations before tax	$(18.0)	(17.9)	(16.9)
Deconsolidation of Belgium and write-down to fair value	-	-	(13.4)
Settlement loss related to Belgium bankruptcy	-	(10.1)	-
Loss on sale	(0.3)	-	-
Adjustments to contingencies of former operations (b):
Workers’ compensation	(0.2)	(1.4)	(7.2)
Gain from Federal Black Lung Excise Tax refunds	-	4.2	-
Other	(0.3)	(0.6)	4.1
Loss from discontinued operations before income taxes	(18.8)	(25.8)	(33.4)
Provision (credit) for income taxes	(0.9)	(3.8)	(8.9)
Loss from discontinued operations, net of tax	$(17.9)	(22.0)	(24.5)
(a)
Discontinued operations include cash-in-transit operations in Germany, Poland and Belgium, and guarding operations in France and Morocco.  Revenues from these European operations were $104.4 million in 2012, $119.2 million in 2011, and $145.3 million in 2010.

(b)	Primarily relates to former coal businesses and BAX Global, a former freight forwarding and logistics business.

Discontinued European Operations
In 2012, we agreed to sell our cash-in-transit operations in Germany and Poland as well as event security operations in France.  The divestiture in France closed in January 2013 and the divestitures in Germany and Poland are expected to be completed in the first half of 2013.  We completed the divestiture of guarding operations in Morocco in December 2012 and recognized a loss on the sale of $0.3 million.

Our former cash-in-transit operation in Belgium filed for bankruptcy in November 2010, after a restructuring plan was rejected by local union employees, and was placed in bankruptcy on February 2, 2011.   In 2010, we deconsolidated the Belgium subsidiary and recognized losses of $13.4 million related to the deconsolidation. Prior to the deconsolidation, the Belgium cash-in-transit business reported $34.4 million in revenues and $8.4 million in pretax losses from operations in 2010.  We recognized a $10.1 million settlement loss in 2011 related to a claim filed by the court-appointed provisional administrators of our former Belgium subsidiary.

The results of the above European operations in Germany, Poland, France, Morocco and Belgium have been excluded from continuing operations and are reported as discontinued operations for the current and prior periods.

The table below shows revenues and losses from operations before tax for the German cash-in-transit operation to be sold in 2013:

	Years Ended December 31,
(In millions)	2012	2011	2010

German CIT Operation:
Revenues	$57.7	62.4	56.6
Losses from operations before tax	(10.0)	(11.1)	(7.0)

Federal Black Lung Excise Tax (“FBLET”) refunds
The Energy Improvement and Extension Act of 2008 enabled taxpayers to file claims for FBLET refunds for periods prior to those open under the statute of limitations previously applicable to us.  In 2009, we received $23.9 million of FBLET refunds and recognized the majority of these refunds as a pretax gain of $19.7 million in 2009.  The statute of limitations expired in 2011 and we recognized a pretax gain of $4.2 million for the remaining portion of the refund.

Interest Expense
Interest expense included in discontinued operations was $0.1 million in 2012 and $0.2 million in 2010.  No interest expense was included in discontinued operations in 2011.  Interest expense recorded in discontinued operations includes only interest on third-party borrowings made directly by cash-in transit operations in Poland and Belgium.

Note 18 – Supplemental Cash Flow Information

	Years Ended December 31,
(In millions)	2012	2011	2010

Cash paid for:
Interest	$22.7	22.3	13.7
Income taxes, net	89.3	79.8	65.5

We acquired armored vehicles, CompuSafe® units and other equipment under capital lease arrangements in the last three years including $18.1 million in 2012, $43.0 million in 2011 and $33.9 million in 2010.  Some of the assets acquired under these leases in 2011 and 2010 were part of sales-leaseback transactions of assets that were previously owned.  Proceeds from sale of these assets were $17.6 million in 2011 and $1.2 million in 2010.  The proceeds approximated net book value on the dates of the transactions. Related gains and losses were not material.

We contributed $9 million of Brink’s common stock to our primary U.S. pension plan in 2012.

Note 19 – Other Operating Income (Expense)

	Years Ended December 31,
(In millions)	2012	2011	2010

Gains (losses) on sale of property and other assets	$7.7	1.2	1.2
Share in earnings of equity affiliates	6.0	4.8	3.9
Royalty income	2.1	1.7	7.6
Gains (losses) on business acquisitions and dispositions	0.8	9.2	(8.6)
Impairment losses	(4.2)	(2.4)	(0.7)
Foreign currency items:
Transaction losses	(4.1)	(4.1)	(3.8)
Hedge gains	0.2	2.2	-
Other	0.8	5.0	4.6
Other operating income (expense)	$9.3	17.6	4.2

Note 20 – Interest and Other Nonoperating Income (Expense)

	Years Ended December 31,
(In millions)	2012	2011	2010

Interest income	$4.9	5.7	4.1
Gain on sales of available-for-sale securities	2.9	4.4	3.8
Other	(0.7)	(1.2)	0.1
Total	$7.1	8.9	8.0

Interest and other income (expense) was lower in 2012 primarily due to a decrease in gains on the sale of available-for-sale securities ($1.5 million) and lower interest income ($0.8 million).

Interest and other income (expense) was slightly higher in 2011 primarily due to higher interest income ($1.6 million) and an increase in gains on available-for-sale securities ($0.6 million).

Note 21 – Other Commitments and Contingencies

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

Purchase Obligations
At December 31, 2012, we had noncancellable commitments for $23.1 million in equipment purchases, and information technology and other services.

Note 22 – Selected Quarterly Financial Data (unaudited)

	2012 Quarters				2011 Quarters
(In millions, except per share amounts)	1 st	2 nd	3 rd	4 th	1 st	2 nd	3 rd	4 th

Revenues	$940.7	941.4	953.5	1,006.5	$884.7	947.8	965.5	968.3
Segment operating profit	71.0	51.9	65.2	72.0	58.5	49.8	74.2	76.8
Operating profit	46.7	30.6	43.2	50.7	43.5	33.6	66.6	55.8
Amounts attributable to Brink’s:
Income (loss) from:
Continuing operations	$20.9	33.8	19.5	32.6	$23.6	14.0	35.6	23.3
Discontinued operations	(3.9)	(3.3)	(6.0)	(4.7)	(3.6)	(6.1)	(4.8)	(7.5)
Net income (loss) attributable to Brink’s	$17.0	30.5	13.5	27.9	$20.0	7.9	30.8	15.8

Depreciation and amortization	$41.0	40.6	41.0	42.9	$37.2	39.6	39.0	40.8
Capital expenditures	33.5	36.7	47.4	66.9	28.9	40.8	46.6	75.7

Earnings (loss) per share attributable to Brink’s
common shareholders:
Basic
Continuing operations	$0.44	0.70	0.40	0.67	$0.50	0.29	0.74	0.49
Discontinued operations	(0.08)	(0.07)	(0.12)	(0.10)	(0.08)	(0.13)	(0.10)	(0.16)
Net income	$0.35	0.63	0.28	0.58	$0.42	0.17	0.64	0.33

Diluted
Continuing operations	$0.43	0.69	0.40	0.67	$0.49	0.29	0.74	0.48
Discontinued operations	(0.08)	(0.07)	(0.12)	(0.10)	(0.08)	(0.13)	(0.10)	(0.16)
Net income	$0.35	0.63	0.28	0.57	$0.41	0.16	0.64	0.33
Earnings per share.  Earnings per share amounts for each quarter are required to be computed independently.  As a result, their sum may not equal the annual earnings per share.

Discontinued operations. In 2012, we completed the divestiture of our guarding operations in Morocco, and we agreed to sell our cash-in-transit operations in Germany and Poland as well as event security operations in France.  Additionally, our former cash-in-transit operation in Belgium was placed in bankruptcy on February 2, 2011.   The results of these operations have been excluded from continuing operations and are reported as discontinued operations for all periods.

Significant items in a quarter. In the second quarter of 2012, we recognized a $20.9 million tax benefit related to a change in retiree healthcare funding strategy.  In the third quarter of 2012, we recognized a $7.2 million pretax gain on the sale of real estate in Venezuela.

In the second quarter of 2011, we recognized a $10.1 million settlement charge related to our exit of the Belgium cash-in-transit business.  In the third quarter of 2011, we recognized a $6.7 million pretax gain related to the sale of our U.S. Document Destruction business.  Fourth-quarter 2011 results include a $4.1 million pretax charge related to the retirement of our former chief executive officer.

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

(c) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Our Chief Executive Officer is required to make, and he has made, an annual certification to the New York Stock Exchange (“NYSE”) stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE.  Our Chief Executive Officer made his annual certification to that effect to the NYSE as of May 17, 2012.  In addition, we are filing, as exhibits to this Annual Report on Form 10-K, the certification of our principal executive officer and principal financial officer required under sections 906 and 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

The information regarding executive officers is included in this report following Item 4, under the caption “Executive Officers of the Registrant.”  Other information required by Item 10 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2012.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2012.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2012.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	All financial statements – see pages 69 – 110.

	2.	Financial statement schedules – not applicable.

	3.	Exhibits – see exhibit index.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2013.

The Brink’s Company
(Registrant)

By	/s/ Thomas. C. Schievelbein
(Thomas C. Schievelbein,
President and
Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 27, 2013.

Signature	Title

/s/ Thomas. C. Schievelbein	President and Chief Executive Officer (Principal Executive Officer)
Thomas C. Schievelbein
/s/ J.W. Dziedzic	Vice President and Chief Financial Officer (Principal Financial Officer)
Joseph W. Dziedzic
/s/ M. A. P. Schumacher	Controller (Principal Accounting Officer)
Matthew A.P. Schumacher

*	Director
Betty C. Alewine

*	Director
Paul G. Boynton

*	Director
Marc C. Breslawsky

*	Director
Reginald D. Hedgebeth

*	Director
Michael J. Herling

*	Director
Murray D. Martin

*	Director
Ronald L. Turner

* By:	/s/ Thomas. C. Schievelbein,
Thomas C. Schievelbein, Attorney-in-Fact

Exhibit Index

Each exhibit listed as a previously filed document is hereby incorporated by reference to such document.

Exhibit Number		Description

2	(i)
Shareholders’ Agreement, dated as of January 10, 1997, between Brink’s Security International, Inc., and Valores Tamanaco, C.A.  Exhibit 10(w) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

3	(i)	(a)	Amended and Restated Articles of Incorporation of the Registrant. Exhibit 3(i) to the Registrant’s Current Report on Form 8-K filed November 20, 2007.

		(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant. Exhibit 3(i) to the Registrant’s Current Report on Form 8-K filed May 10, 2011.

3	(ii)	Amended and Restated Bylaws of the Registrant. Exhibit 3(ii) to the Registrant’s Amendment No. 1 to Current Report on Form 8-K filed November 21, 2011.

10	(a)*	Amended and Restated Key Employees Incentive Plan, amended and restated as of May 6, 2011. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 10, 2011.

10	(b)*	Key Employees’ Deferred Compensation Program, as amended and restated as of December 19, 2012.

10	(c)*	(i)
Pension Equalization Plan, as amended and restated as of July 23, 2012.  Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Second Quarter 2012 Form 10-Q”).

(ii)
Rabbi Trust Agreement, dated as of December 22, 2011, by and between the Registrant and Wells Fargo Bank, N.A., as Trustee.  Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 29, 2011.

(i)
First Amendment to Rabbi Trust Agreement, dated as of July 20, 2012, by and between the Registrant and Wells Fargo Bank, N.A., as Trustee.  Exhibit 10.2 to the Registrant’s Second Quarter 2012 Form 10-Q.

10	(d)*	Executive Salary Continuation Plan. Exhibit 10(e) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 (the “1991 Form 10-K”).

10	(e)*	2005 Equity Incentive Plan, as amended and restated as of February 19, 2010. Exhibit 10(f) to the Registrant’s Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).

10	(f)*	(i)	Form of Option Agreement for options granted before July 8, 2010 under 2005 Equity Incentive Plan. Exhibit 99 to the Registrant’s Current Report on Form 8-K filed July 13, 2005.

		(ii)	Form of Option Agreement for options granted under 2005 Equity Incentive Plan, effective July 8, 2010. Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 12, 2010.

(iii)
Terms and Conditions for options granted under 2005 Equity Incentive Plan, effective July 7, 2011.  Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Second Quarter 2011 Form 10-Q”).

		(iv)	Terms and Conditions for options granted under 2005 Equity Incentive Plan, effective July 11, 2012. Exhibit 10.3 to the Registrant’s Second Quarter 2012 Form 10-Q.

(v)
Form of Restricted Stock Units Award Agreement for restricted stock units granted before July 8, 2010 under 2005 Equity Incentive Plan.  Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 13, 2009.

(vi)
Form of Restricted Stock Units Award Agreement for restricted stock units granted under 2005 Equity Incentive Plan, effective July 8, 2010.  Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 12, 2010.

		(vii)	Terms and Conditions for restricted stock units granted under 2005 Equity Incentive Plan, effective July 7, 2011. Exhibit 10.2 to the Second Quarter 2011 Form 10-Q.

		(viii)	Terms and Conditions for restricted stock units granted under 2005 Equity Incentive Plan, effective July 11, 2012. Exhibit 10.4 to the Second Quarter 2012 Form 10-Q.

10	(g)*	Management Performance Improvement Plan, as amended and restated as of February 19, 2010. Exhibit 10(h) to the 2009 Form 10-K.

10	(h)*	Consulting Agreement, dated August 24, 2012, between the Registrant and Frank T. Lennon. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 24, 2012.

10	(i)*	Consulting Agreement, dated February 26, 2013, between Brink’s Incorporated and Ronald F. Rokosz. Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 27, 2013.

10	(j)*	(i)
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

(iv)
Amendment No. 3 to Employment Agreement among the Registrant, Brink’s, Incorporated and Michael T. Dan.  Exhibit 10(k)(iv) to the Registrant’s Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).

		(v)	Amendment No. 4 to Employment Agreement among the Registrant, Brink’s, Incorporated and Michael T. Dan. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 13, 2009.

10	(k)*	Succession Agreement, dated November 13, 2011, between the Registrant and Michael T. Dan. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 14, 2011.

10	(l)*	Form of Change in Control Agreement. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 27, 2013.

10	(m)*	Stock Option Award Agreement, dated as of June 15, 2012, between the Registrant and Thomas C. Schievelbein. Exhibit 10.6 to the Registrant’s Second Quarter 2012 Form 10-Q.

10	(n)*	Restricted Stock Unit Award Agreement, dated as of June 15, 2012, between the Registrant and Thomas C. Schievelbein. Exhibit 10.7 to the Registrant’s Second Quarter 2012 Form 10-Q.

10	(o)*	Form of Indemnification Agreement entered into by the Registrant with its directors and officers. Exhibit 10(l) to the 1991 Form 10-K.

10	(p)*	Non-Employee Directors’ Stock Option Plan, as amended and restated as of July 8, 2005. Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10	(q)*	Directors’ Stock Accumulation Plan, as amended and restated as of July 12, 2012. Exhibit 10.8 to the Registrant’s Second Quarter 2012 Form 10-Q.

10	(r)*	Non-Employee Directors’ Equity Plan, as amended and restated as of July 12, 2012. Exhibit 10.9 to the Registrant’s Second Quarter 2012 Form 10-Q.

10	(s)*	(i)
Form of Award Agreement for deferred stock units granted in 2008 under the Non-Employee Directors’ Equity Plan.  Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(ii)
Form of Award Agreement for deferred stock units granted in 2009, 2010, 2011 and 2012 under the Non-Employee Directors Equity Plan.  Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (the “Second Quarter 2009 Form 10-Q”).

10	(t)*	Plan for Deferral of Directors’ Fees, as amended and restated as of November 19, 2012.

10	(u)	(i)	Trust Agreement for The Brink’s Company Employee Welfare Benefit Trust. Exhibit 10(t) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(ii)
First Amendment of The Brink’s Company Employee Welfare Benefit Trust, dated as of November 1, 2001.  Exhibit 10(t)(ii) to the to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”).

		(iii)	Second Amendment of The Brink’s Company Employee Welfare Benefit Trust, dated as of September 30, 2003. Exhibit 10(t)(iii) to the 2007 Form 10-K.

10	(v)	(i)
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

		(iv)	Parent Company Guaranty Agreement, dated September 1, 2003, made by the Registrant for the benefit of Wachovia. Exhibit 10.2(iv) to the Third Quarter 2003 Form 10-Q.

		(v)	Continuing Disclosure Undertaking between the Registrant and Wachovia, dated September 24, 2003. Exhibit 10.2(v) to the Third Quarter 2003 Form 10-Q.

		(vi)	Coal Terminal Revenue Refunding Bond (Dominion Terminal Associates Project – Brink’s Issue) Series 2003. Exhibit 10.2(vi) to the Third Quarter 2003 Form 10-Q.

10	(w)
$85,000,000 Amended and Restated Letter of Credit Agreement, dated as of June 17, 2011, among the Registrant, Pittston Services Group Inc., Brink’s Holding Company, Brink’s, Incorporated, and The Royal Bank of Scotland N.V.  Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 20, 2011.

10	(x)
$30,000,000 Amended and Restated Credit Agreement, dated as of October 3, 2011, among the Registrant, Pittston Services Group Inc., Brink’s Holding Company, Brink’s, Incorporated, The Royal Bank of Scotland N.V. and RBS Securities Inc.  Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 5, 2011.

10	(y)	(i)
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

10	(z)
$54,000,000 Continuing Agreement for Standby Letters of Credit, dated as of December 10, 2010, between the Registrant and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 13, 2010.

10	(aa)
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

21		Subsidiaries of the Registrant.

23		Consent of Independent Registered Public Accounting Firm.

24		Powers of Attorney.

31		Rule 13a-14(a)/15d-14(a) Certifications.

32		Section 1350 Certifications.

99	(a)*	Excerpt from Pension-Retirement Plan relating to preservation of assets of the Pension-Retirement Plan upon a change in control. Exhibit 99(a) to the 2008 Form 10-K.

101
Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2012, furnished in XBRL (eXtensible Business Reporting Language).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Consolidated Balance Sheets at December 31, 2012, and December 31, 2011, (ii)  the Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*Management contract or compensatory plan or arrangement.