Form 10-Q
period 2013-03-31
BRINKS CO
filed 2013-04-26
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Yes  ☐  No  ☒

As of April 19, 2013, 47,956,262 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements

THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(In millions)	2013	2012

ASSETS

Current assets:
Cash and cash equivalents	$234.8	201.7
Accounts receivable, net	639.8	612.3
Prepaid expenses and other	137.3	122.1
Deferred income taxes	60.9	59.4
Total current assets	1,072.8	995.5

Property and equipment, net	785.9	793.8
Goodwill	253.1	243.8
Other intangibles	69.1	56.1
Deferred income taxes	386.2	385.3
Other	83.9	79.4

Total assets	$2,651.0	2,553.9

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$71.1	26.7
Current maturities of long-term debt	28.0	27.0
Accounts payable	177.1	172.8
Accrued liabilities	534.2	516.5
Total current liabilities	810.4	743.0

Long-term debt	410.6	335.6
Accrued pension costs	390.0	397.8
Retirement benefits other than pensions	302.6	304.6
Deferred income taxes	19.7	18.7
Other	172.3	177.4
Total liabilities	2,105.6	1,977.1

Commitments and contingent liabilities (notes 3, 4 and 11)

Equity:
The Brink’s Company (“Brink’s”) shareholders:
Common stock	48.0	47.8
Capital in excess of par value	555.9	568.3
Retained earnings	637.6	659.1
Accumulated other comprehensive loss	(767.9)	(773.4)
Brink’s shareholders	473.6	501.8

Noncontrolling interests	71.8	75.0

Total equity	545.4	576.8

Total liabilities and equity	$2,651.0	2,553.9

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months
	Ended March 31,
(In millions, except for per share amounts)	2013	2012

Revenues	$977.4	940.7

Costs and expenses:
Cost of revenues	816.0	760.4
Selling, general and administrative expenses	136.0	135.8
Total costs and expenses	952.0	896.2
Other operating income (expense)	(9.2)	2.2

Operating profit	16.2	46.7

Interest expense	(6.0)	(6.3)
Interest and other income (expense)	0.5	3.9
Income from continuing operations before tax	10.7	44.3
Provision (benefit) for income taxes	4.9	16.6

Income from continuing operations	5.8	27.7

Loss from discontinued operations, net of tax	(18.7)	(3.9)

Net income (loss)	(12.9)	23.8
Less net income attributable to noncontrolling interests	(3.7)	(6.8)

Net income (loss) attributable to Brink’s	(16.6)	17.0

Amounts attributable to Brink’s
Continuing operations	2.1	20.9
Discontinued operations	(18.7)	(3.9)

Net income (loss) attributable to Brink’s	$(16.6)	17.0

Earnings (loss) per share attributable to Brink’s common shareholders (a)
Basic:
Continuing operations	$0.04	0.44
Discontinued operations	(0.38)	(0.08)
Net income (loss)	$(0.34)	0.35

Diluted:
Continuing operations	$0.04	0.43
Discontinued operations	(0.38)	(0.08)
Net income (loss)	$(0.34)	0.35

Weighted-average shares
Basic	48.6	48.1
Diluted	48.9	48.3

Cash dividends paid per common share	$0.10	0.10

(a) Amounts may not add due to rounding.

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months
	Ended March 31,
(In millions)	2013	2012

Net income (loss)	$(12.9)	23.8

Benefit plan adjustments:
Benefit plan experience gains (losses)	17.8	15.5
Benefit plan prior service cost (credit)	1.0	0.9
Deferred profit sharing	-	0.2
Total benefit plan adjustments	18.8	16.6

Foreign currency translation adjustments	(6.7)	26.4
Unrealized gains (losses) on available-for-sale securities	-	(1.4)
Losses on cash flow hedges	(0.4)	-
Other comprehensive income before tax	11.7	41.6
Provision (benefit) for income taxes	6.5	5.9

Other comprehensive income	5.2	35.7

Comprehensive income (loss)	(7.7)	59.5
Less comprehensive income (loss) attributable to noncontrolling interests	3.1	8.8

Comprehensive income (loss) attributable to Brink's	$(10.8)	50.7

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statement of Equity

Three Months ended March 31, 2013
(Unaudited)

	Attributable to Brink’s
			Capital		Accumulated	Attributable
			in Excess		Other	to
		Common	of Par	Retained	Comprehensive	Noncontrolling
(In millions)	Shares	Stock	Value	Earnings	Loss	Interests	Total

Balance as of December 31, 2012	47.8	$47.8	568.3	659.1	(773.4)	75.0	576.8

Net income (loss)	-	-	-	(16.6)	-	3.7	(12.9)
Other comprehensive income (loss)	-	-	-	-	5.8	(0.6)	5.2
Dividends to:
Brink’s common shareholders ($0.10 per share)	-	-	-	(4.8)	-	-	(4.8)
Noncontrolling interests	-	-	-	-	-	(0.2)	(0.2)
Share-based compensation:
Stock options and awards:
Compensation expense	-	-	0.8	-	-	-	0.8
Consideration from exercise of stock options	-	-	0.2	-	-	-	0.2
Other share-based benefit programs	0.2	0.2	(1.6)	(0.1)	-	-	(1.5)
Acquisitions of noncontrolling interests	-	-	(11.8)	-	(0.3)	(6.4)	(18.5)
Capital contributions from noncontrolling interest	-	-	-	-	-	0.3	0.3

Balance as of March 31, 2013	48.0	$48.0	555.9	637.6	(767.9)	71.8	545.4

See accompanying notes to consolidated financial statements

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months
	Ended March 31,
(In millions)	2013	2012

Cash flows from operating activities:
Net income (loss)	$(12.9)	23.8
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Loss from discontinued operations, net of tax	18.7	3.9
Depreciation and amortization	44.5	41.0
Share-based compensation expense	0.8	1.4
Deferred income taxes	(12.8)	(26.4)
Gains and losses:
Sales of available-for-sale securities	(0.2)	(2.1)
Sales of property and other assets	(0.3)	(0.2)
Impairment losses	0.4	-
Retirement benefit funding (more) less than expense:
Pension	8.5	(3.8)
Other than pension	3.2	5.3
Loss on Venezuela currency devaluation	13.4	-
Other operating	(1.0)	3.2
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(37.2)	(32.0)
Accounts payable, income taxes payable and accrued liabilities	(17.2)	5.7
Customer obligations	16.8	(18.8)
Prepaid and other current assets	(8.7)	(13.3)
Other	(5.6)	2.5
Discontinued operations	(7.1)	(6.6)
Net cash provided (used) by operating activities	3.3	(16.4)

Cash flows from investing activities:
Capital expenditures	(34.1)	(33.5)
Acquisitions	(19.0)	(16.4)
Sales of available-for-sale securities and other investments	9.3	11.5
Cash proceeds from sale of property, equipment and investments	0.3	0.4
Other	(0.2)	0.2
Discontinued operations	(1.6)	(0.8)
Net cash used by investing activities	(45.3)	(38.6)

Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term debt	43.6	(3.7)
Long-term revolving credit facilities	82.4	43.1
Repayments of long-term debt	(7.5)	(6.9)
Acquisition of noncontrolling interests in subsidiaries	(18.5)	-
Payment of acquisition-related obligation	(8.1)	-
Debt financing costs	-	(1.5)
Dividends to:
Shareholders of Brink’s	(4.8)	(4.7)
Noncontrolling interests in subsidiaries	(0.2)	(4.6)
Proceeds from exercise of stock options	0.2	-
Minimum tax withholdings associated with share-based compensation	(1.6)	(0.3)
Discontinued operations	-	0.8
Net cash provided by financing activities	85.5	22.2
Effect of exchange rate changes on cash	(10.4)	5.4
Cash and cash equivalents:
Increase (decrease)	33.1	(27.4)
Balance at beginning of period	201.7	182.9
Balance at end of period	$234.8	155.5

See accompanying notes to consolidated financial statements

THE BRINK’S COMPANY
and subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of presentation

The Brink’s Company (along with its subsidiaries, “Brink’s” or “we”) has two reportable segments:

•             International
•             North America

Our unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, the unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Venezuela
Our Venezuelan operations accounted for $95.6 million or 9.8% of total Brink’s revenues and represented a significant component of total segment operating profit in the three months ended March 31, 2013.

The economy in Venezuela has had significant inflation in the last several years.  We consolidate our Venezuelan results using our accounting policy for subsidiaries operating in highly inflationary economies.

In June 2010, the Venezuelan government established an exchange process that required that each transaction be approved by the government’s central bank (the “SITME” rate).  The majority of SITME transactions were approved at a rate of 5.3 bolivar fuertes to the dollar and we used this rate to remeasure our bolivar fuerte-denominated earnings into U.S. dollars each period, and monetary assets and liabilities into U.S. dollars from June  2010 to December 2012.

In February 2013, the Venezuelan government devalued the official exchange rate resulting in a new official rate of 6.3 bolivar fuertes to the dollar.  The government also announced the elimination of the SITME rate.  Beginning in February 2013, we began to use the official exchange rate to remeasure our bolivar-fuerte denominated earnings, monetary assets and liabilities.  For the three months ended March 31, 2013, we recognized a $13.4 million net remeasurement loss as a result of the devaluation.

At March 31, 2013, we had bolivar fuerte-denominated net monetary assets of $79.1 million, including $58.5 million of cash denominated in bolivar fuertes.  On an equity-method basis, we had investments in our Venezuelan operations of $91.1 million at March 31, 2013.

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

The primary services of the reportable segments include:
•	armored vehicle transportation, which we refer to as cash-in-transit (“CIT”)
•	automated teller machine replenishment, and servicing, and network infrastructure services (“ATM Services”)
•	secure international transportation of valuables (“Global Services”)
•
supply chain management of cash (“Cash Management Services”) including cash logistics services, deploying and servicing safes and safe control devices (e.g., our patented CompuSafe® service), coin sorting and wrapping, integrated check and cash processing services (“Virtual Vault Services”)

•	bill payment acceptance and processing services to utility companies and other billers (“Payment Services”)
•	security and guarding services (including airport security)

	Three Months
	Ended March 31,
(In millions)	2013	2012

Revenues:
International	$741.8	704.3
North America	235.6	236.4
Revenues	$977.4	940.7

	Three Months
	Ended March 31,
(In millions)	2013	2012

Operating profit:
International	$35.6	65.2
North America	(2.4)	5.8
Segment operating profit	33.2	71.0
Non-segment	(17.0)	(24.3)
Operating profit	$16.2	46.7

Note 3 – Retirement benefits

Pension plans
We have various defined-benefit pension plans covering eligible current and former employees.  Benefits under most plans are based on salary and years of service.

The components of net periodic pension cost for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2013	2012	2013	2012	2013	2012

Three months ended March 31,

Service cost	$-	-	3.6	2.6	3.6	2.6
Interest cost on projected benefit obligation	10.6	11.0	4.8	4.1	15.4	15.1
Return on assets – expected	(14.2)	(15.1)	(3.2)	(3.0)	(17.4)	(18.1)
Amortization of losses	11.3	10.0	1.6	1.1	12.9	11.1
Amortization of prior service cost	-	-	0.6	0.4	0.6	0.4
Settlement loss	-	4.0	0.3	0.8	0.3	4.8
Net periodic pension cost	$7.7	9.9	7.7	6.0	15.4	15.9

In the first three months of 2013, we made a $1.1 million cash contribution to our primary U.S. pension plan.  We are required to contribute an additional $11.8 million to the primary U.S. pension plan during the remainder of 2013.

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

The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

	UMWA Plans		Black Lung and Other Plans		Total
(In millions)	2013	2012	2013	2012	2013	2012

Three months ended March 31,

Service cost	$-	-	0.1	-	0.1	-
Interest cost on accumulated postretirement benefit obligations	5.0	5.6	0.5	0.8	5.5	6.4
Return on assets – expected	(5.2)	(5.3)	-	-	(5.2)	(5.3)
Amortization of losses	5.0	5.4	0.1	0.2	5.1	5.6
Amortization of prior service cost	-	-	0.4	0.5	0.4	0.5
Net periodic postretirement cost	$4.8	5.7	1.1	1.5	5.9	7.2

Note 4 – Income taxes

	Three Months
	Ended March 31,
	2013	2012

Continuing operations
Provision for income taxes (in millions)	$4.9	16.6
Effective tax rate	45.8%	37.5%

2013 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first quarter of 2013 was higher than the 35% U.S. statutory tax rate primarily due to a nondeductible remeasurement charge resulting from a currency devaluation in Venezuela in the first quarter, as well as additional devaluations forecasted in the last nine months of 2013.

2012 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first quarter of 2012 was higher than the 35% U.S. statutory tax rate largely due to withholding taxes and the characterization of a French business tax as an income tax, partially offset by the geographical mix of earnings.

Note 5 – Shares used to calculate earnings per share

	Three Months
	Ended March 31,
(In millions)	2013	2012

Weighted-average shares:
Basic (a)	48.6	48.1
Effect of dilutive stock options and awards	0.3	0.2
Diluted	48.9	48.3

Antidilutive stock options and awards excluded from denominator	1.7	2.6

(a)
We have deferred compensation plans for directors and certain of our employees.  Amounts owed to participants are denominated in common stock units.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average units credited to employees and directors under the deferred compensation plans.  Accordingly, included in basic shares are 0.7 million weighted-average units in the three months ended March 31, 2013, and 1.2 million weighted-average units in the three months ended March 31, 2012.

Note 6 – Acquisitions

We acquired 100% of the capital stock of Brazil-based Rede Transacoes Eletronicas Ltda. (Rede Trel) for approximately $26 million in cash on January 31, 2013.  On the acquisition date, Rede Trel had $10 million of cash and cash equivalents that it uses as working capital, resulting in a net cash outflow of $16 million related to the acquisition.  Rede Trel distributes electronic prepaid products, including mobile phone airtime, via a network of approximately 20,000 retail locations across Brazil.  Rede Trel’s strong distribution network supplements Brink’s existing payments business, ePago, which has operations in Brazil, Mexico, Colombia and Panama.  At the date of issuance of the financial statements, the initial purchase accounting was not completed for the Rede Trel acquisition.

We acquired the remaining 26% ownership interest in our cash logistics business in Chile for approximately $18 million in cash on January 10, 2013.  We now own 100% of this business.

Note 7 – Supplemental cash flow information

	Three Months
	Ended March 31,
(In millions)	2013	2012

Cash paid for:
Interest	$6.1	6.1
Income taxes	20.5	18.9

Non-cash Investing and Financing Activities

We did not acquire any armored vehicles, CompuSafe® units or other equipment under capital lease arrangements in the first three months of 2013, as compared to $5.1 million in the first three months of 2012.

Note 8 – Accumulated other comprehensive income (loss)

Other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive income (loss) into earnings, was as follows:

	Amounts Arising During		Amounts Reclassified to
	the Current Period		Net Income (Loss)
					Total Other
		Income		Income	Comprehensive
(In millions)	Pretax	Tax	Pretax	Tax	Income (Loss)

Three months ended March 31, 2013

Amounts attributable to Brink's:
Benefit plan adjustments	$(0.5)	0.1	19.2	(6.7)	12.1
Foreign currency translation adjustments	(5.9)	-	(0.1)	0.1	(5.9)
Unrealized gains (losses) on available-for-sale securities	0.2	(0.1)	(0.2)	0.1	-
Gains (losses) on cash flow hedges	(0.2)	-	(0.2)	-	(0.4)
	(6.4)	-	18.7	(6.5)	5.8

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	-	-	0.1	-	0.1
Foreign currency translation adjustments	(0.7)	-	-	-	(0.7)
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-
Gains (losses) on cash flow hedges	-	-	-	-	-
	(0.7)	-	0.1	-	(0.6)

Total
Benefit plan adjustments (a)	(0.5)	0.1	19.3	(6.7)	12.2
Foreign currency translation adjustments (b)	(6.6)	-	(0.1)	0.1	(6.6)
Unrealized gains (losses) on available-for-sale securities (c)	0.2	(0.1)	(0.2)	0.1	-
Gains (losses) on cash flow hedges (d)	(0.2)	-	(0.2)	-	(0.4)
	$(7.1)	-	18.8	(6.5)	5.2

Three months ended March 31, 2012

Amounts attributable to Brink's:
Benefit plan adjustments	$(5.8)	1.7	22.4	(8.2)	10.1
Foreign currency translation adjustments	24.4	-	-	-	24.4
Unrealized gains (losses) on available-for-sale securities	0.7	(0.2)	(2.1)	0.8	(0.8)
	19.3	1.5	20.3	(7.4)	33.7

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	-	-	-	-	-
Foreign currency translation adjustments	2.0	-	-	-	2.0
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-
	2.0	-	-	-	2.0

Total
Benefit plan adjustments (a)	(5.8)	1.7	22.4	(8.2)	10.1
Foreign currency translation adjustments	26.4	-	-	-	26.4
Unrealized gains (losses) on available-for-sale securities (c)	0.7	(0.2)	(2.1)	0.8	(0.8)
	$21.3	1.5	20.3	(7.4)	35.7

(a)
The amortization of prior experience losses and prior service cost is part of total net periodic retirement benefit cost when reclassified to net income.  Net periodic retirement benefit cost also includes service costs, interest costs, expected returns on assets, and settlement costs.  The total pretax expense is allocated between cost of revenues and selling, general and administrative expenses on a plan-by-plan basis.   In the first three months of 2013, cost of revenues included $17.0 million and selling, general and administrative expenses included $4.3 million of total net periodic retirement benefit cost.  In the first three months of 2012, cost of revenues included $15.7 million and selling, general and administrative expenses included $7.4 million of total net periodic retirement benefit cost.

(b)
Pretax foreign currency translation adjustments reclassified to the income statement in 2013 relate to the sale of operations in Poland.  The amounts are included in loss from discontinued operations in the income statement.

(c)
Gains and losses on sales of available-for-sale securities are reclassified from accumulated other comprehensive loss to the income statement when the gains or losses are realized.  Pretax amounts are classified in the income statement as interest and other income (expense).

(d)	Pretax gains and losses on cash flow hedges are classified in the income statement as
•	other operating income ($0.4 million in the three months ended March 31, 2013), and
•	interest and other income (expense) (($0.2) million in the three months ended March 31, 2013).

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

(In millions)	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2012	$(665.1)	(109.9)	1.6	-	(773.4)
Other comprehensive income (loss) before reclassifications	(0.4)	(5.9)	0.1	(0.2)	(6.4)
Amounts reclassified from accumulated other comprehensive loss	12.5	-	(0.1)	(0.2)	12.2
Other comprehensive income (loss) attributable to Brink's	12.1	(5.9)	-	(0.4)	5.8
Acquisitions of noncontrolling interests	-	(0.3)	-	-	(0.3)
Balance as of March 31, 2013	$(653.0)	(116.1)	1.6	(0.4)	(767.9)

Note 9 – Fair value of financial instruments

Investments in Available-for-sale Securities
We have investments in mutual funds designated as available-for-sale securities that are carried at fair value in the financial statements.  For these investments, fair value was estimated based on quoted prices categorized as a Level 1 valuation.  Valuation levels were defined in our 2012 Form 10-K.

	March 31,	December 31,
(In millions)	2013	2012

Mutual Funds
Cost	$3.7	4.3
Gross unrealized gains	1.2	1.0
Fair value	$4.9	5.3

Fixed-Rate Debt
The fair value and carrying value of our fixed-rate debts are as follows:

	March 31,	December 31,
(In millions)	2013	2012

DTA bonds
Carrying value	$43.2	43.2
Fair value	43.1	43.4

Unsecured notes issued in a private placement
Carrying value	100.0	100.0
Fair value	109.6	110.5

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

The fair value of outstanding foreign currency contracts was not significant.  There were no transfers in or out of any of the levels of the valuation hierarchy in the first three months of 2013.

Note 10 – Loss from discontinued operations

	Three Months
	Ended March 31,
(In millions)	2013	2012

Discontinued European operations (a):
Loss from operations (b)	$(18.1)	(4.3)
Loss on sale	(0.5)	-
Adjustments to contingencies of former operations	-	0.1
Loss from discontinued operations before income taxes	(18.6)	(4.2)
Provision (credit) for income taxes	0.1	(0.3)
Loss from discontinued operations, net of tax	$(18.7)	(3.9)

(a)
Discontinued operations include cash-in-transit operations in Germany and Poland, and guarding operations in France and Morocco.  Revenues from these European operations were $18.2 million in the three months ended March 31, 2013 and $26.1 million in the three months ended March 31, 2012.  No interest expense was included in discontinued operations in the three months ended March 31, 2013 and 2012.

(b)
Loss from operations includes $15.3 million of accrued severance expenses which will be required to be paid to terminate certain employees of the German operations after the sale of the business is completed.  We intend to contribute a portion of the cost to fund the severance payments to the business prior to the execution of the sales transaction.

Discontinued European Operations
In 2012, we agreed to sell our cash-in-transit operations in Germany and Poland as well as event security operations in France.  The divestiture in France closed in January 2013 ($0.1 million loss on sale), the divestiture in Poland closed in March 2013 ($0.4 million loss on sale), and the divestiture in Germany is expected to be completed in the second quarter of 2013.  We completed the divestiture of guarding operations in Morocco in December 2012 and recognized a loss on the sale of $0.3 million.

The results of European operations in Germany, Poland, France, and Morocco have been excluded from continuing operations and are reported as discontinued operations for the current and prior periods.

The table below shows revenues and losses from operations before tax for the German cash-in-transit operation to be sold in 2013:

	Three Months
	Ended March 31,
(In millions)	2013	2012

German CIT Operation:
Revenues	$15.0	14.0
Losses from operations before tax	18.2	2.9

Note 11 – Commitments and contingent matters

Operating leases
We have made residual value guarantees of approximately $15.5 million at March 31, 2013, related to operating leases, principally for trucks and other vehicles.

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

THE BRINK’S COMPANY
and subsidiaries

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Brink’s Company offers transportation and logistics management services for cash and valuables throughout the world.  These services include:
•	armored vehicle transportation, which we refer to as cash-in-transit (“CIT”)
•	automated teller machine replenishment, and servicing, and network infrastructure services (“ATM Services”)
•	secure international transportation of valuables (“Global Services”)
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

RESULTS OF OPERATIONS

Consolidated Review

Non-GAAP Results
Non-GAAP results described in this filing are financial measures that are not required by, or presented in accordance with U.S. generally accepted accounting principles (“GAAP”).  The purpose of the non-GAAP results is to report financial information without certain income and expense items and to adjust the quarterly non-GAAP tax rates so that the non-GAAP tax rate in each of the quarters is equal to the full-year non-GAAP tax rate.  For 2013, a forecasted full-year tax rate is used.  The full year non-GAAP tax rate in both years excludes certain pretax and tax income and expense amounts.  The non-GAAP results provide information to assist comparability and estimates of future performance.  Brink’s believes these measures are helpful in assessing operations and estimating future results and enable period-to-period comparability of financial performance.  Non-GAAP results should not be considered as an alternative to revenue, income or earnings per share amounts determined in accordance with GAAP and should be read in conjunction with their GAAP counterparts.  The adjustments are described in detail and are reconciled to our GAAP results on pages 28 – 30.

	Three months
	Ended March 31,		%
(In millions, except for per share amounts)	2013	2012	Change

GAAP
Revenues	$977.4	940.7	4
Segment operating profit (a)	33.2	71.0	(53)
Non-segment expense	(17.0)	(24.3)	(30)
Operating profit	16.2	46.7	(65)
Income from continuing operations (b)	2.1	20.9	(90)
Diluted EPS from continuing operations (b)	0.04	0.43	(91)

Non-GAAP (d)
Revenues	$973.5	936.9	4
Segment operating profit (a)	51.0	75.2	(32)
Non-segment expense	(7.6)	(9.6)	(21)
Operating profit	43.4	65.6	(34)
Income from continuing operations (b)	17.1	32.6	(48)
Diluted EPS from continuing operations (b) (c)	0.35	0.67	(48)

Amounts may not add due to rounding.
(a)
Segment operating profit is a non-GAAP measure when presented in any context other than prescribed by ASC Topic 280, Segment Reporting.  The tables on page 20 reconcile the measurement to operating profit, a GAAP measure.  Disclosure of total segment operating profit enables investors to assess the total operating performance of Brink’s excluding non-segment income and expense.  Forward-looking estimates related to total segment operating profit and non-segment income (expense) for 2013 are provided on page 27.

(b)	Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.
(c)
Non-GAAP diluted EPS for the first quarter of 2012 as reported in the fourth quarter of 2012 was $0.01 per share lower, or $0.66 per share.  The updated presentation reflects additional European operations that we expect to exit during 2013.

(d)	Non-GAAP earnings information is contained on pages 28 – 30, including reconciliation to amounts reported under GAAP.

Organic Growth
Organic growth represents the change in revenues or operating profit between the current and prior period, excluding the effect of the following items: acquisitions and dispositions, changes in currency exchange rates and the remeasurement of net monetary assets in Venezuela under highly inflationary accounting.

Overview

GAAP
Our revenues increased $36.7 million or 4% and our operating profit decreased $30.5 million or 65% in the first quarter of 2013.  Revenues increased due to organic growth in our International segment, partially offset by unfavorable changes in currency exchange rates.  Operating profit decreased primarily due to the $18.7 million loss related to the February 2013 robbery in Brussels, Belgium, a charge related to the remeasurement of net monetary assets as a result of the devaluation of Venezuela currency ($13.4 million) and a profit decrease in North America.

Our income from continuing operations in 2013 decreased $18.8 million compared to 2012 primarily due to the operating profit decrease mentioned above, partially offset by the positive income tax and noncontrolling interest impacts of the profit decrease.

Our earnings per share from continuing operations was $0.04, down from $0.43 in 2012.

We conformed the method we used in 2012 to allocate certain international overhead expenses to Latin America, EMEA and Asia Pacific to the method we are using in 2013.  The 2012 amounts were not materially affected.

Non-GAAP
Non-GAAP results include the following adjustments:
	Three Months
	Ended March 31,
	2013	2012

GAAP Diluted EPS	$0.04	0.43
Exclude Venezuela monetary asset remeasurement losses	0.17	-
Exclude U.S. retirement plan expenses	0.17	0.21
Exclude employee benefit settlement and severance losses	-	0.01
Exclude additional European operations to be exited	0.02	0.02
Exclude gains and losses on acquisitions and dispositions	(0.02)	(0.02)
Adjust quarterly tax rate to full-year average rate	(0.04)	0.02
Non-GAAP Diluted EPS	$0.35	0.67

Amounts may not add due to rounding.  Non-GAAP results are reconciled in more detail to the applicable GAAP results on pages 28 – 30.

Our revenues increased $36.6 million or 4% and our operating profit decreased $22.2 million or 34% in 2013.  Revenues increased due to organic growth in our International segment, partially offset by unfavorable changes in currency exchange rates.  Operating profit decreased primarily due to the $18.7 million loss related to the February 2013 robbery in Brussels, Belgium and a profit decrease in North America.

Our income from continuing operations in 2013 decreased 48% primarily due to lower operating profit, partially offset by the positive income tax impact of the profit decrease.

Our earnings per share from continuing operations was $0.35, down from $0.67 in 2012.

Outlook for 2013

GAAP
Our organic revenue growth rate for 2013 is expected to be in the 5% to 8% range, and our estimate of the impact of changes in currency exchange rates on revenue is in the negative 2% to negative 4% range.  Our operating segment margin is expected to be in the 5.0% to 5.5% range. Our International organic revenue growth rate for 2013 is expected to be in the 7% to 9% range, and our estimate of the impact of changes in currency exchange rates on International revenue is in the negative 3% to negative 5% range.  Our International segment margin is expected to be in the 6.0% to 7.0% range.  Our North America organic revenue growth rate for 2013 is expected to be in the 0% to 2% range, and we do not expect changes in currency exchange rates to affect North America revenue compared to last year.  Our North America segment margin is expected to be in the 1% to 2% range.  On February 8, 2013, the Venezuelan government announced a 16% devaluation from the rate we previously used to remeasure our earnings. Our full-year outlook assumes a total devaluation of about 40% - the total impact of which is estimated to be a reduction of $130 million in revenue.  See page 24 for more information regarding Venezuela.

Non-GAAP
Our outlook for non-GAAP revenues is the same as our outlook for GAAP revenues.

Our operating segment margin is expected to be in the 6.0% to 6.5% range. Our International segment margin is expected to be in the 7.0% to 8.0% range and our North America segment margin is expected to be in the 2% to 3% range.

See page 27 for a summary of our 2013 Outlook.

Segment Operating Results
Segment Review
First Quarter 2013 versus First Quarter 2012

GAAP
			Acquisitions /
		Organic	Dispositions	Currency		% Change
(In millions)	1Q '12	Change	(b)	(c)	1Q '13	Total	Organic
Revenues:
International:
Latin America	$386.3	45.9	3.0	(22.3)	412.9	7	12
EMEA	280.4	5.6	-	-	286.0	2	2
Asia Pacific	37.6	6.6	-	(1.3)	42.9	14	18
International	704.3	58.1	3.0	(23.6)	741.8	5	8
North America	236.4	(0.4)	-	(0.4)	235.6	-	-
Total	$940.7	57.7	3.0	(24.0)	977.4	4	6
Operating profit:
International	$65.2	(13.2)	0.4	(16.8)	35.6	(45)	(20)
North America	5.8	(8.2)	-	-	(2.4)	NM	NM
Segment operating profit	71.0	(21.4)	0.4	(16.8)	33.2	(53)	(30)
Non-segment (a)	(24.3)	6.2	1.1	-	(17.0)	(30)	(26)
Total	$46.7	(15.2)	1.5	(16.8)	16.2	(65)	(33)
Segment operating margin:
International	9.3%				4.8%
North America	2.5%				(1.0%)
Segment operating margin	7.5%				3.4%

Non-GAAP
			Acquisitions /
		Organic	Dispositions	Currency		% Change
(In millions)	1Q '12	Change	(b)	(c)	1Q '13	Total	Organic
Revenues:
International:
Latin America	$386.3	45.9	3.0	(22.3)	412.9	7	12
EMEA	276.6	5.5	-	-	282.1	2	2
Asia Pacific	37.6	6.6	-	(1.3)	42.9	14	18
International	700.5	58.0	3.0	(23.6)	737.9	5	8
North America	236.4	(0.4)	-	(0.4)	235.6	-	-
Total	$936.9	57.6	3.0	(24.0)	973.5	4	6
Operating profit:
International	$67.2	(14.0)	0.4	(3.1)	50.5	(25)	(21)
North America	8.0	(7.5)	-	-	0.5	(94)	(94)
Segment operating profit	75.2	(21.5)	0.4	(3.1)	51.0	(32)	(29)
Non-segment (a)	(9.6)	2.0	-	-	(7.6)	(21)	(21)
Total	$65.6	(19.5)	0.4	(3.1)	43.4	(34)	(30)
Segment operating margin:
International	9.6%				6.8%
North America	3.4%				0.2%
Segment operating margin	8.0%				5.2%

Amounts may not add due to rounding.
(a)	Includes income and expense not allocated to segments (see page 23 for details).
(b)	Includes operating results and gains/losses on acquisitions, sales and exits of businesses. Also includes impairment charges related to businesses that we expect to dispose of in the near term.
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

Segment Review
First Quarter 2013 versus First Quarter 2012

Consolidated Segment Review

GAAP
Revenue increased 4% to $977.4 million due primarily to organic growth of 8% in our International segment partially offset by unfavorable changes in currency exchange rates.

Segment operating profit decreased 53% ($37.8 million) reflecting lower profits in both our North America and International segments.  Results include a charge of $18.7 million related to a robbery in Brussels, Belgium.  This charge impacts North America segment by $3.5 million and International by $15.2 million.  First quarter 2013 also includes a $13.4 million charge related to the remeasurement of net monetary assets as a result of the devaluation of Venezuela currency.

Non-GAAP
Revenue increased 4% to $973.5 million due primarily to organic growth of 8% in our International segment partially offset by unfavorable changes in currency exchange rates.

Segment operating profit decreased 32% ($24.2 million) reflecting lower profits in both our North America and International segments.  Results include a charge of $18.7 million related to the robbery in Brussels, Belgium.  This charge impacts North America segment by $3.5 million and International by $15.2 million.

International Segment Review

Overview
GAAP
Revenues in the first quarter of 2013 for our International segment were 5% higher ($37.5 million) than the same period of 2012 as:
•	revenues in Latin America were 7% higher ($26.6 million)
•	revenues in EMEA were 2% higher ($5.6 million), and
•	revenues in Asia Pacific were 14% higher ($5.3 million).

Operating profit in our International segment decreased 45% ($29.6 million) due to lower profits in Latin America and EMEA.  Results include a charge of $15.2 million related to the robbery in Brussels, Belgium and a $13.4 million charge related to the remeasurement of net monetary assets as a result of the devaluation of Venezuela currency.

Non-GAAP
Revenues in the first quarter of 2013 for our International segment were 5% higher ($37.4 million) than the same period of 2012 as:
•	revenues in Latin America were 7% higher ($26.6 million)
•	revenues in EMEA were 2% higher ($5.5 million), and
•	revenues in Asia Pacific were 14% higher ($5.3 million).

Operating profit in our International segment decreased 25% ($16.7 million) due to lower profits in Latin America and EMEA.  Results include a charge of $15.2 million related to the robbery in Brussels, Belgium.

Latin America
GAAP
Revenue in Latin America increased 7% ($26.6 million) due to organic growth of 12% ($45.9 million) driven by inflation-based price increases in Venezuela and Argentina, partially offset by an unfavorable currency impact ($22.3 million).

Latin America operating profit decreased 52% due to:
•	a charge related to the remeasurement of net monetary assets in Venezuela ($13.4 million)
•	19% organic decrease due to lower profits in Brazil and higher security costs, partially offset by improvement in Venezuela.

Non-GAAP
The analysis of Latin America non-GAAP revenues is the same as the analysis of GAAP revenues.

Latin America operating profit decreased 25% due primarily to a 20% organic decrease due to lower profits in Brazil and higher security costs, partially offset by improvement in Venezuela.

EMEA
GAAP
EMEA revenues increased 2% ($5.6 million) due to organic revenue growth.  Organic growth was driven by increased volumes in Global Services, the Netherlands, Ireland and Russia, partially offset by lower revenues in France and Greece.

EMEA operating profit decreased 53% due to lower profits across much of the region and higher security costs, partially offset by organic improvement in the Netherlands and Global Services.

Non-GAAP
EMEA revenues increased 2% ($5.5 million) due to organic revenue growth.  Organic growth was driven by increased volumes in Global Services, The Netherlands, Ireland and Russia, partially offset by lower revenues in France and Greece.

EMEA operating profit decreased 48% due to lower profits across much of the region and higher security costs, partially offset by organic improvement in the Netherlands and Global Services.

Asia Pacific
Revenue in Asia Pacific increased 14% ($5.3 million) due mainly to organic growth in China, Hong Kong and India.

Operating profit more than doubled due streamlining the regional cost structure and improved profits in China, Hong Kong and India.

North America Segment

GAAP
Revenues in North America were flat due to organic decrease in the United States offset by organic growth in Canada.

Operating profit decreased $8.2 million due to lower CIT demand and continued pricing pressure in the U.S. and the $3.5 million impact of the loss related to the robbery in Brussels, Belgium.

Non-GAAP
The analysis of North America non-GAAP revenues is the same as the analysis of North America GAAP revenues.

Operating profit decreased $7.5 million due to lower CIT demand and continued pricing pressure in the U.S. and the $3.5 million impact of the loss related to the robbery in Brussels, Belgium.

Most of the armored vehicles used by our U.S. operations are accounted for as operating leases.  The cost related to these leases is recognized as rental expense in the Consolidated Statements of Income (Loss).  Since March 2009, we have acquired armored vehicles in the U.S. either by purchasing or by leasing under agreements that we have accounted for as capital leases.  We currently expect to continue acquiring new vehicles in the U.S. with capital leases. The cost of vehicles under capital lease is recognized as depreciation and interest expense.  Because of the shift in the way we acquire vehicles in the U.S., our depreciation and interest related to the U.S. fleet is higher and our rental expense is lower compared to earlier periods and we expect this trend to continue.

Non-segment Income (Expense)

GAAP	Three Months
	Ended March 31,		%
(In millions)	2013	2012	change

General and administrative	$(8.0)	(10.2)	(22)
Retirement costs (primarily former operations)	(10.5)	(14.7)	(29)
Gains (losses) on business acquisitions and dispositions	1.1	-	fav
Royalty income	0.4	0.6	(33)
Non-segment income (expense)	$(17.0)	(24.3)	(30)

Non-segment expenses in the first quarter of 2013 were $7.3 million lower than 2012 mainly due to decreased retirement costs ($4.2 million) and lower benefit costs in general and administrative expenses ($2.2 million). We also recognized a gain related to a favorable purchase price adjustment on the 2010 Mexico acquisition ($1.1 million) in the first quarter of 2013.

Outlook for 2013
We believe that non-segment expenses will be approximately $83 million in 2013, or $6 million lower than 2012 because of a decrease in costs related to retirement plans.  See page 27 for a summary of our 2013 Outlook.

Non-GAAP	Three Months
	Ended March 31,		%
(In millions)	2013	2012	change

General and administrative	$(8.0)	(10.2)	(22)
Royalty income	0.4	0.6	(33)
Non-segment income (expense)	$(7.6)	(9.6)	(21)

Non-segment expenses on a non-GAAP basis in the first quarter of 2013 were $2.0 million lower than 2012 mainly due to decreased benefit costs ($2.2 million).

Outlook for 2013
We estimate that non-segment expenses on a non-GAAP basis will be approximately $41 million in 2013, or $1 million lower than 2012 primarily as a result of lower benefit costs in general and administrative expenses.  See page 27 for a summary of our 2013 Outlook.

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

From time to time, we use foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At March 31, 2013, the notional value of our shorter term outstanding foreign currency contracts was $69.4 million with remaining weighted average contract maturities of approximately one month.  These shorter term foreign currency contracts primarily offset exposures in the Euro and Mexican peso.  Additionally, these shorter term contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings.  We recognized losses of $0.4 million on such contracts in the first quarter of 2013.

At March 31, 2013, we also had a longer term cross currency swap contract with a notional value of $21.5 million.  This currency contract, which has a weighted average maturity of 3.2 years, was entered into to hedge exposure in Brazilian real and is designated as a cash flow hedge for accounting purposes.  We recognized net gains of $0.2 million on this contract, of which gains of $0.4 million were included other operating income (expense) to offset transaction losses of $0.4 million and expenses of $0.2 million were included in other income in the first quarter of 2013.

At March 31, 2013, the fair value of all outstanding foreign currency contracts was not significant.

Venezuelan operations
Our Venezuelan operations constitute a material portion of our overall consolidated operations, and accounted for $95.6 million or 9.8% of total Brink’s revenues and represented a significant component of total segment operating profit in the three months ended March 31, 2013.

We consolidate our Venezuelan results using our accounting policy for subsidiaries operating in highly inflationary economies.

In June 2010, the Venezuelan government established an exchange process that required that each transaction be approved by the government’s central bank (the “SITME” rate).  The majority of SITME transactions were approved at a rate of 5.3 bolivar fuertes to the dollar and we used this rate to remeasure our bolivar fuerte-denominated earnings into U.S. dollars each period, and monetary assets and liabilities into U.S. dollars from June  2010 to December 2012.

In February 2013, the Venezuelan government devalued the official exchange rate resulting in a new official rate of 6.3 bolivar fuertes to the dollar.  The government also announced the elimination of the SITME rate.  Beginning in February 2013, we began to use the new official exchange rate of 6.3 to remeasure our bolivar-fuerte denominated earnings, monetary assets and liabilities.  For the three months ended March 31, 2013, we recognized a $13.4 million net remeasurement loss as a result of the devaluation.

At March 31, 2013, we had bolivar fuerte-denominated net monetary assets of $79.1 million, including $58.5 million of cash denominated in bolivar fuertes.  On an equity-method basis, we had investments in our Venezuelan operations of $91.1 million at March 31, 2013.

We are currently unsure whether we will be able to continue to obtain sufficient U.S. dollars to purchase imported supplies and fixed assets to operate our business in Venezuela, and as a result, we may experience business interruptions and higher operating costs in the future.

Other Operating Income (Expense)

Other operating income (expense) includes segment and non-segment other operating income and expense.

	Three Months
	Ended March 31,		%
(In millions)	2013	2012	change

Share in earnings of equity affiliates	$1.7	1.2	42
Gains on business acquisitions and dispositions	1.1	-	fav
Gains on sale of property and other assets	0.3	0.2	50
Impairment losses	(0.4)	-	unfav
Royalty income	0.4	0.6	(33)
Foreign currency items:
Transaction gains (losses)	(12.2)	0.4	unfav
Hedge losses	(0.4)	(0.1)	unfav
Other	0.3	(0.1)	fav
Other operating income (expense)	$(9.2)	2.2	unfav

Other operating income (expense) decreased in the first three months of 2013 primarily as a result of $13.4 million in currency exchange losses related to the February 2013 devaluation of the official exchange rate in Venezuela. These losses were partially offset by a $1.1 million gain related to a favorable purchase price adjustment for the 2010 Mexico acquisition.

Nonoperating Income and Expense

Interest expense

	Three Months
	Ended March 31,		%
(In millions)	2013	2012	change

Interest expense	$ 6.0	6.3	(5)

Outlook for 2013
We expect our interest expense to be between $27 million and $29 million in 2013. See page 27 for a summary of our 2013 outlook.

Interest and other income (expense)

	Three Months
	Ended March 31,		%
(In millions)	2013	2012	change

Interest income	$0.6	1.3	(54)
Gain on sale of available-for-sale securities	0.2	2.1	(90)
Foreign currency hedge losses	(0.2)	-	unfav
Other	(0.1)	0.5	unfav
Interest and other income (expense)	$0.5	3.9	(87)

Interest and other income (expense) was lower in the first quarter of 2013 primarily due to $2.1 million in gains on the sale of available-for-sale securities in the prior year period.

Outlook for 2013
We expect interest and other income (expense) to be between $2 million and $3 million in 2013. See page 27 for a summary of our 2013 outlook.

Income Taxes

	Three Months
	Ended March 31,
	2013	2012

Continuing operations
Provision for income taxes (in millions)	$4.9	16.6
Effective tax rate	45.8%	37.5%

2013 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first quarter of 2013 was higher than the 35% U.S. statutory tax rate primarily due to a nondeductible remeasurement charge resulting from a currency devaluation in Venezuela in the first quarter, as well as additional devaluations forecasted in the last nine months of 2013.

2012 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first quarter of 2012 was higher than the 35% U.S. statutory tax rate largely due to withholding taxes and the characterization of a French business tax as an income tax, partially offset by the geographical mix of earnings.

Outlook for 2013
On a GAAP basis, the effective income tax rate for 2013 is expected to be between 49% and 52% compared to 17% in 2012.  On a non-GAAP basis, the effective income tax rate for 2013 is expected to be between 36% and 39% compared to 36% in 2012.  Our effective tax rate may fluctuate materially from these estimates due to changes in the forecasted devaluation in Venezuela, changes in forecasted permanent book-tax differences, changes in the expected geographical mix of earnings, changes in current or deferred taxes due to legislative changes, changes in valuation allowances or accruals for contingencies and other factors.  See page 27 for a summary of our 2013 oulook.

Noncontrolling Interests

	Three Months
	Ended March 31,		%
(In millions)	2013	2012	change

Net income attributable to noncontrolling interests	$3.7	6.8	(46)

The decrease in net income attributable to noncontrolling interests in the first three months of 2013 was primarily due to a decrease in net income of our Venezuelan subsidiary primarily as a result of the remeasurement of net monetary assets to reflect the February 2013 devaluation of the official exchange rate in Venezuela.

Outlook for 2013
We expect net income attributable to noncontrolling interests of $3 million to $5 million on a GAAP basis and $17 million to $20 million on non-GAAP basis in 2013 as compared to $21 million on a GAAP basis and $19 million on non-GAAP basis in 2012.  See page 27 for a summary of our 2013 outlook.

Outlook

	GAAP		Non-GAAP
(In millions)	Full-Year	Full-Year 2013	Full-Year	Full-Year 2013
	2012	Estimate	2012	Estimate

Organic revenue growth
International	11%	7% – 9%	11%	7% – 9%
North America	(2)%	0% – 2%	(2)%	0% – 2%
Total	7%	5% – 8%	7%	5% – 8%

Currency impact on revenue
International	(7)%	(3)% – (5)%	(7)%	(3)% – (5)%
North America	flat	flat	flat	flat
Total	(5)%	(2)% – (4)%	(5)%	(2)% – (4)%

Segment margin
International (a)	7.9%	6.0% – 7.0%	7.9%	7.0% – 8.0%
North America (b)	3.4%	1% – 2%	4.4%	2% – 3%
Total	6.8%	5.0% – 5.5%	7.0%	6.0% – 6.5%

Non-segment expense
General and administrative	$44	43	$44	43
Retirement plans (b)	47	42	-	-
Royalty income	(2)	(2)	(2)	(2)
Non-segment expense	$89	83	$42	41

Effective income tax rate (a)	17%	49% – 52%	36%	36% – 39%

Interest expense	$24	27 – 29	$24	27 – 29

Interest and other income (expense) (c)	$7	2 – 3	$5	2 – 3

Net income attributable to
noncontrolling interests (a)	$21	3 – 5	$19	17 – 20

Fixed assets acquired
Capital expenditures	$185	195	$185	195
Capital leases (d)	18	10	18	10
Total	$203	205	$203	205

Depreciation and amortization	$166	180 – 190	$166	180– 190

Amounts may not add due to rounding.
(a)
Actual and projected remeasurement losses on net monetary assets in Venezuela that are included in the 2013 GAAP estimate, and the related effect on income tax rates and net income attributable to noncontrolling interest, have been excluded from non-GAAP results.

(b)
Costs related to U.S. retirement plans have been excluded from non-GAAP results including $9 million in 2012 and $12 million in 2013 related to North America, and $47 million in 2012 and $42 million in 2013 related to Non-segment.

(c)	Gains on sale of securities in 2012 of $2.4 million have been excluded from non-GAAP results.
(d)	Includes capital leases for newly acquired assets only.

For more information about our outlook, see:
•	page 18 for organic revenue growth,
•	page 18 for segment operating margin,
•	page 23 for non-segment expenses,
•	page 25 for interest expense,
•	page 25 for interest income and other income (expense),
•	page 26 for effective income tax rate,
•	page 26 for net income attributable to noncontrolling interests, and
•	page 32 for fixed assets acquired, depreciation and amortization.

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

(In millions, except for per share amounts)	GAAP Basis	Additional European Operations to be Exited (a)	Gains and Losses on Acquisitions and Dispositions (b)	Monetary Asset Remeasurement Losses in Venezuela (c)	Employee Benefit Settlement and Severance Losses (d)	U.S. Retirement Plans (e)	Adjust Income Tax Rate (f)	Non-GAAP Basis
	First Quarter 2013

Revenues:
Latin America	$412.9	-	-	-	-	-	-	412.9
EMEA	286.0	(3.9)	-	-	-	-	-	282.1
Asia Pacific	42.9	-	-	-	-	-	-	42.9
International	741.8	(3.9)	-	-	-	-	-	737.9
North America	235.6	-	-	-	-	-	-	235.6
Revenue	$977.4	(3.9)	-	-	-	-	-	973.5

Operating profit:
International	$35.6	1.2	-	13.4	0.3	-	-	50.5
North America	(2.4)	-	-	-	-	2.9	-	0.5
Segment operating profit	33.2	1.2	-	13.4	0.3	2.9	-	51.0
Non-segment	(17.0)	-	(1.1)	-	-	10.5	-	(7.6)
Operating profit	$16.2	1.2	(1.1)	13.4	0.3	13.4	-	43.4

Amounts attributable to Brink’s:
Income from continuing operations	$2.1	1.3	(1.1)	8.4	0.2	8.4	(2.2)	17.1
Diluted EPS – continuing operations	0.04	0.02	(0.02)	0.17	-	0.17	(0.04)	0.35

Amounts may not add due to rounding.

(a)	To eliminate results of additional European operations we intend to exit in 2013. Operations do not currently meet requirements to be classified as discontinued operations.
(b)
To eliminate a $1.1 million adjustment to the amount of gain recognized on a 2010 business acquisition in Mexico as a result of a favorable adjustment to the purchase price received in the first quarter of 2013.

(c)	To eliminate currency exchange losses related to a 16% devaluation of the official exchange rate in Venezuela from 5.3 to 6.3 bolivar fuertes to the U.S. dollar.
(d)	To eliminate employee benefit settlement losses in Mexico.
(e)	To eliminate expenses related to U.S. retirement plans.
(f)
To adjust effective income tax rate in the interim period to be equal to the midpoint of the estimated range of the full-year non-GAAP effective income tax rate.  The midpoint of the estimated range of the full-year non-GAAP effective tax rate for 2013 is 37.5%.

Non-GAAP Results – Reconciled to Amounts Reported under GAAP (Continued)

(In millions, except for per share amounts)	GAAP Basis	Additional European Operations to be Exited (a)	Gains and Losses on Acquisitions and Dispositions (b)	Employee Benefit Settlement and Severance Losses (c)	U.S. Retirement Plans (d)	Adjust Income Tax Rate (f)	Non-GAAP Basis
	First Quarter 2012

Revenues:
Latin America	$386.3	-	-	-	-	-	386.3
EMEA	280.4	(3.8)	-	-	-	-	276.6
Asia Pacific	37.6	-	-	-	-	-	37.6
International	704.3	(3.8)	-	-	-	-	700.5
North America	236.4	-	-	-	-	-	236.4
Revenue	$940.7	(3.8)	-	-	-	-	936.9

Operating profit:
International	$65.2	1.2	-	0.8	-	-	67.2
North America	5.8	-	-	-	2.2	-	8.0
Segment operating profit	71.0	1.2	-	0.8	2.2	-	75.2
Non-segment	(24.3)	-	-	-	14.7	-	(9.6)
Operating profit	$46.7	1.2	-	0.8	16.9	-	65.6

Amounts attributable to Brink’s:
Income from continuing operations	$20.9	1.3	(1.2)	0.6	10.2	0.8	32.6
Diluted EPS – continuing operations	0.43	0.02	(0.02)	0.01	0.21	0.02	0.67

See page 30 for footnote explanations.

Non-GAAP Results – Reconciled to Amounts Reported Under GAAP (Continued)

(In millions, except for per share amounts)	GAAP Basis	Additional European Operations to be Exited (a)	Gains and Losses on Acquisitions and Dispositions (b)	Employee Benefit Settlement and Severance Losses (c)	U.S. Retirement Plans (d)	Tax Benefit on Change in Healthcare Funding Strategy (e)	Adjust Income Tax Rate (f)	Non-GAAP Basis
	Full Year 2012
Revenues:
Latin America	$1,579.4	-	-	-	-	-	-	1,579.4
EMEA	1,158.4	(15.4)	-	-	-	-	-	1,143.0
Asia Pacific	158.9	-	-	-	-	-	-	158.9
International	2,896.7	(15.4)	-	-	-	-	-	2,881.3
North America	945.4	-	-	-	-	-	-	945.4
Revenues	$3,842.1	(15.4)	-	-	-	-	-	3,826.7

Operating profit:
International	$227.6	5.4	(8.5)	3.9	-	-	-	228.4
North America	32.5	-	-	-	8.8	-	-	41.3
Segment operating profit	260.1	5.4	(8.5)	3.9	8.8	-	-	269.7
Non-segment	(88.9)	-	(0.8)	-	47.4	-	-	(42.3)
Operating profit	$171.2	5.4	(9.3)	3.9	56.2	-	-	227.4

Amounts attributable to Brink’s:
Income from continuing operations	$106.8	5.7	(14.0)	2.8	33.8	(21.1)	-	114.0
Diluted EPS – continuing operations	2.20	0.12	(0.29)	0.06	0.70	(0.43)	-	2.35

Amounts may not add due to rounding.

(a)	To eliminate results of additional European operations we intend to exit in 2013. Operations do not currently meet requirements to be classified as discontinued operations.
(b)	To eliminate:
•
Gains related to the sale of investments in mutual fund securities ($1.9 million in the first quarter and $0.5 million in the third quarter).  Proceeds from the sales were used to fund the settlement of pension obligations related to our former chief executive officer and chief administrative officer.

•
Gains and losses related to business acquisitions and dispositions.  A $0.9 million gain was recognized in the second quarter and a $0.1 million loss was recognized in the third quarter.  In the fourth-quarter of 2012, tax expense included a benefit of $7.5 million related to a reduction in an income tax accrual established as part of the 2010 acquisition of subsidiaries in Mexico, and pretax income included a $2.1 million favorable adjustment to the local profit sharing accrual as a result of the change in tax expectation.

•	Third quarter gain on the sale of real estate in Venezuela ($7.2 million).
•
Selling costs related to certain operations expected to be sold in the near term and costs related to an acquisition completed in first quarter 2013.  A $0.8 million loss was recognized in the fourth quarter.

(c)
To eliminate employee benefit settlement and acquisition-related severance losses (Mexico and Argentina).  Employee termination benefits in Mexico are accounted for under FASB ASC Topic 715, Compensation – Retirement Benefits.

(d)	To eliminate expenses related to U.S. retirement plans.
(e)	To eliminate tax benefit related to change in retiree health care funding strategy.
(f)	To adjust effective income tax rate in the interim period to be equal to the full-year non-GAAP effective income tax rate. The full-year non-GAAP effective tax rate for 2012 was 36.3%.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows from operating activities increased by $19.7 million in the first three months of 2013 as compared to the first three months of 2012.  We used $6.7 million more cash for investing activities in the first three months of 2013 compared to the first three months of 2012 as a result of an increase in cash used for business acquisitions and a decrease in proceeds from the sale of available-for-sale securities and other investments.  We financed our liquidity needs in the first three months of 2013 with our revolving credit facility and short-term borrowings.

We entered into a new master lease agreement in late 2009 to finance the acquisition of new armored vehicles in the U.S.  Vehicles acquired under the 2009 lease agreement have been accounted for as capital leases.  Vehicles acquired under the previous lease agreement were accounted for as operating leases.

Operating Activities

	Three Months
	Ended March 31,		$
(In millions)	2013	2012	change

Cash flows from operating activities
Non-GAAP basis	$(6.4)	9.0	(15.4)
Increase (decrease) in certain customer obligations (a)	16.8	(18.8)	35.6
Discontinued operations (b)	(7.1)	(6.6)	(0.5)
GAAP basis	$3.3	(16.4)	19.7

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

Non-GAAP cash flows from operating activities is a supplemental financial measure that is not required by, or presented in accordance with GAAP.  The purpose of the non-GAAP cash flows from operating activities is to report financial information excluding the impact of cash received and processed in certain of our secure Cash Management Services operations, without cash flows from discontinued operations.  We believe these measures are helpful in assessing cash flows from operations, enable period-to-period comparability and are useful in predicting future operating cash flows.  Non-GAAP cash flows from operating activities should not be considered as an alternative to cash flows from operating activities determined in accordance with GAAP and should be read in conjunction with our consolidated statements of cash flows.

GAAP
Operating cash flows increased by $19.7 million in the first three months of 2013 compared to the same period in 2012.  The increase was primarily due to changes in the amount of cash held for customers in certain of our secure Cash Management Services operations (cash held for customers went down by $18.8 million in the first quarter of 2012 and went up by $16.8 million in the same 2013 period).  Lower operating profit and changes in working capital also resulted in less cash provided from operations during the 2013 period.

Non-GAAP
Cash flows from operating activities decreased by $15.4 million on a non-GAAP basis in the first three months of 2013 as compared to the same period in 2012.  The decrease was primarily due to lower operating profit and changes in working capital.

Investing Activities

	Three Months
	Ended March 31,		$
(In millions)	2013	2012	change

Cash flows from investing activities
Capital expenditures	$(34.1)	(33.5)	(0.6)
Acquisitions	(19.0)	(16.4)	(2.6)
Proceeds from the sale of available-for-sale securities and other investments	9.3	11.5	(2.2)
Other	0.1	0.6	(0.5)
Discontinued operations	(1.6)	(0.8)	(0.8)
Investing activities	$(45.3)	(38.6)	(6.7)

Cash used by investing activities increased by $6.7 million in the first three months of 2013 versus the first three months of 2012.  The increase was primarily due to a $2.6 million increase in cash used for business acquisitions and a $2.2 million decrease in cash received from the sale of available-for-sale securities and other investments.  The increase in cash used for business acquisitions is primarily due to the acquisition of Rede Trel, a Brazil-based distributor of electronic prepaid products, for approximately $15.9 million, net of cash acquired.  Acquisitions in 2012 include the purchase of a logistics software provider in France.  We include the acquisition of noncontrolling interests of subsidiaries in the financing section of our cash flow statement.

Capital expenditures and depreciation and amortization were as follows:

	Three Months
	Ended March 31,		$	Full Year	Outlook
(In millions)	2013	2012	change	2012	2013

Property and Equipment Acquired during the period

Capital expenditures:
International	$27.4	18.6	8.8	130.3	(a)
North America	6.7	14.9	(8.2)	54.2	(a)
Capital expenditures	34.1	33.5	0.6	184.5	195

Capital leases (b):
International	-	1.9	(1.9)	2.7	(a)
North America	-	3.2	(3.2)	15.4	(a)
Capital leases	-	5.1	(5.1)	18.1	10

Total:
International	27.4	20.5	6.9	133.0	(a)
North America	6.7	18.1	(11.4)	69.6	(a)
Total	$34.1	38.6	(4.5)	202.6	205

Depreciation and amortization

International	$27.9	25.7	2.2	102.3	(a)
North America	16.6	15.3	1.3	63.2	(a)
Depreciation and amortization	$44.5	41.0	3.5	165.5	180 – 190

(a)	Not provided
(b)
Represents the amount of property and equipment acquired using capital leases.  Since the assets are acquired without using cash, the amounts are not reflected in the consolidated cash flow statement.  Amounts are provided here to assist in the comparison of assets acquired in the current year versus prior years.  Sales leaseback transactions are excluded from "Capital leases" above.

Capital expenditures in the first quarter of 2013 were primarily for information technology, machinery and equipment and Compusafe® equipment.

Financing Activities

Summary of financing activities

	Three Months
	Ended March 31,
(In millions)	2013	2012

Cash provided (used) by financing activities
Borrowings and repayments:
Short-term debt	$43.6	(3.7)
Long-term revolving credit facilities	82.4	43.1
Other long-term debt	(7.5)	(6.9)
Borrowings (repayments)	118.5	32.5

Acquisition of noncontrolling interests in subsidiaries	(18.5)	-
Payment of acquisition-related obligation	(8.1)	-
Debt financing costs	-	(1.5)
Dividends attributable to:
Shareholders of Brink’s	(4.8)	(4.7)
Noncontrolling interests in subsidiaries	(0.2)	(4.6)
Other	(1.4)	(0.3)
Discontinued operations	-	0.8
Cash flows from financing activities	$85.5	22.2

Debt borrowings and repayments
In the first quarter of 2013, we borrowed from our revolving credit facilities and short-term debt to fund operating and investing activities and the acquisition of noncontrolling interests in subsidiaries.

Dividends
We paid dividends to Brink’s shareholders of $0.10 per share ($4.8 million) in the first quarter of 2013, similar to the prior year.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the board of directors.

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

Reconciliation of Net Debt to GAAP measures

	March 31,	December 31,
(In millions)	2013	2012

Debt:
Short-term	$71.1	26.7
Long-term	438.6	362.6
Total Debt	509.7	389.3

Less:
Cash and cash equivalents	234.8	201.7
Amounts held by Cash Management Services operations (a)	(60.6)	(44.0)
Cash and cash equivalents available for general corporate purposes	174.2	157.7

Net Debt	$335.5	231.6

(a)
 Title to cash received and processed in certain of our secure Cash Management Services operations transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources and in our computation of Net Debt.

Net Debt is a supplemental non-GAAP financial measure that is not required by, or presented in accordance with GAAP.  We use Net Debt as a measure of our financial leverage.  We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage. Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our consolidated balance sheets.  Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP.   Net Debt excluding cash and debt in Venezuelan operations was $395 million at March 31, 2013, and $280 million at December 31, 2012.

Net Debt increased by $104 million primarily due to acquisitions ($46 million, net of cash acquired and including amounts classified in investing and financing activities), lower operating profit and working capital changes.

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

Limitations on dividends from foreign subsidiaries.   A significant portion of our operations are outside the U.S. which may make it difficult to repatriate cash for use in the U.S.  See “Risk Factors” in Item 1A of our 2012 Form 10-K, for more information on the risks associated with having businesses outside the U.S.

Incremental taxes.  Of the $234.8 million of cash and cash equivalents at March 31, 2013, approximately $208.1 million is held by subsidiaries that we consider to be permanently invested and for which we do not expect to repatriate to the U.S.  If we were to decide to repatriate this cash to the U.S., we may have to accrue and pay additional income taxes.  Given the number of foreign operations and the complexities of the tax law, it is not practical to estimate the potential tax liability, but the amount of taxes owed could be material depending on how and when the repatriation were to occur.

Venezuela.  The Venezuelan government has currency restrictions that limit our ability to obtain U.S. dollars to operate our business and to repatriate cash.  This may limit our ability to use funds earned in Venezuela for general corporate purposes, including reducing our debt.  At March 31, 2013, our Venezuelan subsidiaries held $0.6 million of cash and short-term investments denominated in U.S. dollars and $58.5 million of cash denominated in bolivar fuertes.

Pension contributions.  We have a significant underfunded U.S. pension plan that will be required to be funded in the future.  We currently expect to be able to fund pension contributions in the future with cash from operations and borrowings, but we may contribute shares of our stock in the future, if necessary.  Estimated future contributions to our primary U.S. pension plan total $237.8 million based on assumptions as of December 31, 2012.

Debt
We have a $480 million unsecured revolving bank credit facility (the “Revolving Facility”) that matures in January 2017.  The Revolving Facility’s interest rate is based on LIBOR plus a margin, alternate base rate plus a margin, or competitive bid.  The Revolving Facility allows us to borrow or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility.  As of March 31, 2013, $292 million was available under the Revolving Facility.  Amounts outstanding under the Revolving Facility as of March 31, 2013, were denominated primarily in U.S. dollars and to a lesser extent in Canadian dollars and in euros.

The margin on LIBOR borrowings under the Revolving Facility, which ranges from 0.9% to 1.575% depending on our credit rating, was 1.20% at March 31, 2013.  The margin on alternate base rate borrowings under the Revolving Facility ranges from 0.0% to 0.575%.  We also pay an annual facility fee on the Revolving Facility based on our credit rating.  The facility fee, which ranges from 0.10% to 0.30%, was 0.175% at March 31, 2013.

We have $100 million in unsecured notes issued through a private placement debt transaction (the “Notes”).  The Notes comprise $50 million in series A notes with a fixed interest rate of 4.57% and $50 million in series B notes with a fixed interest rate of 5.20%.  The Notes are due in January 2021 with principal payments under the series A notes to begin in January 2015.

As of March 31, 2013, we had three unsecured multi-currency revolving bank credit facilities totaling $70 million, of which approximately $42 million was available.  A $20 million facility expires in May 2014, a $30 million facility expires in October 2014 and a $20 million facility expires in December 2015.   Interest on these facilities is based on LIBOR plus a margin.  The margin ranges from

0.9% to 2.125%.  We also have the ability to borrow from other banks, at the banks’ discretion, under short-term uncommitted agreements.  Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

We have a $20 million unsecured committed credit facility that expires in April 2014.  Interest on this facility is based on LIBOR plus a margin, which ranges from 1.20% to 1.575%.  As of March 31, 2013, $20 million was available under the facility.

We have three unsecured letter of credit facilities totaling $164 million, of which approximately $32 million was available at March 31, 2013.  A $54 million facility and a $25 million facility expire in December 2014 and an $85 million facility expires in June 2015.  The Revolving Facility and the multi-currency revolving credit facilities are also used for issuance of letters of credit and bank guarantees.

The Revolving Facility, the Notes, the unsecured multi-currency revolving bank credit facilities, the unsecured committed credit facility and the letter of credit facilities contain subsidiary guarantees and various financial and other covenants.  The financial covenants, among other things, limit our total indebtedness, limit priority debt, limit asset sales, limit the use of proceeds from asset sales and provide for minimum coverage of interest costs.  The credit agreements do not provide for the acceleration of payments should our credit rating be reduced.  If we were not to comply with the terms of our various credit agreements, the repayment terms could be accelerated and the commitments could be withdrawn.  An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  We were in compliance with all financial covenants at March 31, 2013.

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

Equity
At March 31, 2013, we had 100 million shares of common stock authorized and 48.0 million shares issued and outstanding.

U.S. Retirement Liabilities

Funded Status of U.S. Retirement Plans
	Actual	Actual	Projected
(In millions)	2012	1Q 2013	2-4Q 2013	2014	2015	2016	2017

U.S. pension plans
Beginning funded status	$(305.3)	(275.0)	(269.7)	(243.4)	(195.0)	(129.5)	(56.1)
Net periodic pension credit (a)	16.2	3.6	11.1	18.9	23.4	28.7	34.6
Payment from Brink’s:
Primary U.S. pension plan	22.4	1.1	11.8	27.8	40.7	43.3	37.2
Other U.S. pension plan	14.8	0.6	0.3	0.8	0.8	0.8	0.8
Benefit plan experience (loss) gain	(23.1)	-	3.1	0.9	0.6	0.6	0.1
Ending funded status	$(275.0)	(269.7)	(243.4)	(195.0)	(129.5)	(56.1)	16.6

UMWA plans
Beginning funded status	$(261.6)	(256.6)	(256.4)	(255.7)	(255.3)	(255.7)	(256.7)
Net periodic postretirement credit (cost) (a)	(1.0)	0.2	0.7	0.4	(0.4)	(1.0)	(1.9)
Benefit plan experience gain	6.3	-	-	-	-	-	-
Other	(0.3)	-	-	-	-	-	-
Ending funded status	$(256.6)	(256.4)	(255.7)	(255.3)	(255.7)	(256.7)	(258.6)

Black lung and other plans
Beginning funded status	$(60.9)	(50.8)	(49.4)	(47.3)	(44.0)	(40.9)	(37.9)
Net periodic postretirement cost (a)	(2.6)	(0.4)	(1.3)	(1.6)	(1.5)	(1.4)	(1.4)
Payment from Brink’s	6.6	1.8	3.4	4.9	4.6	4.4	4.1
Benefit plan experience gain	6.1	-	-	-	-	-	-
Ending funded status	$(50.8)	(49.4)	(47.3)	(44.0)	(40.9)	(37.9)	(35.2)

(a)	Excludes amounts reclassified from accumulated other comprehensive income (loss).

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

The assumptions used to estimate our U.S. retirement obligations can be found in our Annual Report on Form 10-K for the year ended December 31, 2012.

Summary of Total Expenses Related to All U.S. Retirement Liabilities

This table summarizes actual and projected expense (income) related to U.S. retirement liabilities.  Most expenses are allocated to non-segment results, with the balance allocated to North American segment operations.

	Actual	Actual	Projected
(In millions)	2012	1Q 2013	2-4Q 2013	FY2013	2014	2015	2016	2017

U.S. pension plans	$28.3	7.7	23.0	30.7	20.4	11.6	3.1	(6.8)
UMWA plans	22.0	4.8	14.2	19.0	18.7	18.5	18.4	18.4
Black lung and other plans	5.9	0.9	2.8	3.7	3.6	3.5	3.4	3.4
Total	$56.2	13.4	40.0	53.4	42.7	33.6	24.9	15.0

Amounts allocated to:
North American segment	$8.8	2.9	8.9	11.8	7.8	4.4	1.1	(2.7)
Non-segment	47.4	10.5	31.1	41.6	34.9	29.2	23.8	17.7
Total	$56.2	13.4	40.0	53.4	42.7	33.6	24.9	15.0

Summary of Total Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants

This table summarizes actual and projected payments
•	from Brink’s to U.S. retirement plans, and
•	from the plans to participants.

	Actual	Actual	Projected
(In millions)	2012	1Q 2013	2-4Q 2013	FY2013	2014	2015	2016	2017

Payments from Brink’s to U.S. Plans
Primary U.S. pension plan	$22.4	1.1	11.8	12.9	27.8	40.7	43.3	37.2
Other U.S. pension plan	14.8	0.6	0.3	0.9	0.8	0.8	0.8	0.8
Black lung and other plans	6.6	1.8	3.4	5.2	4.9	4.6	4.4	4.1
Total	$43.8	3.5	15.5	19.0	33.5	46.1	48.5	42.1

Payments from U.S. Plans to participants
Primary U.S. pension plan	$41.4	10.5	34.1	44.6	46.0	47.3	48.4	50.0
Other U.S. pension plan	14.8	0.6	0.3	0.9	0.8	0.8	0.8	0.8
UMWA plans	35.7	8.3	26.5	34.8	34.9	35.1	34.8	34.4
Black lung and other plans	6.6	1.8	3.4	5.2	4.9	4.6	4.4	4.1
Total	$98.5	21.2	64.3	85.5	86.6	87.8	88.4	89.3

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of the most recent measurement date.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

Commitments and Contingent Matters

Operating leases
We have made residual value guarantees of approximately $15.5 million at March 31, 2013, related to operating leases, principally for trucks and other vehicles.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We serve customers in more than 100 countries, including approximately 50 countries where we operate subsidiaries.  These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates.  In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program.  Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the three months ended March 31, 2013.

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

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information

This document contains both historical and forward-looking information.  Words such as “anticipates,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “believes,” “potential,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, statements regarding future U.S. dollar transactions in Venezuela, the ability to obtain U.S. dollars in Venezuela and future Venezuela cash repatriations and further devaluations, future required contributions to the primary U.S. pension plan and the use of cash or stock to satisfy these obligations, the outcome of pending litigation and the anticipated financial effect of the disposition of legal matters, pending acquisitions, dispositions and related transactions, anticipated revenue,   segment profit, and segment margin in 2013, anticipated results in Latin America and Europe, future acquisitions of property and equipment (including U.S. vehicle acquisitions through capital leases), anticipated depreciation, interest and rental expenses related to the U.S. fleet, anticipated non-segment expenses, anticipated interest expense, the anticipated annual effective tax rate for 2013 and our tax position and underlying assumptions, anticipated net income attributable to noncontrolling interests, the anticipated currency impact on revenue, anticipated fixed assets acquired, depreciation and amortization for 2013, the ability to meet our liquidity needs, repatriation of cash to the U.S., future payment of bonds issued by the Peninsula Ports Authority of Virginia, projected U.S. retirement plan contributions, costs and expenses, and projected black lung liability and U.S. retirement plan liabilities.  Forward-looking information in this document is subject to known and unknown risks, uncertainties and contingencies, which are difficult to predict or quantify, and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

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

•	the strength of the U.S. dollar relative to foreign currencies and foreign currency exchange rates,
•	the stability of the Venezuelan economy, changes in Venezuelan policy regarding foreign-owned businesses, and changes in exchange rates,
•	fluctuations in value of the Venezuelan bolivar fuerte,
•	regulatory and labor issues in many of our global operations, including negotiations with organized labor and the possibility of work stoppages,
•	our ability to identify and execute further cost and operational improvements and efficiencies in our core businesses,
•	our ability to integrate successfully recently acquired companies and improve their operating profit margins,
•	the actions of competitors,
•	our ability to identify acquisitions and other strategic opportunities in emerging markets,
•	the willingness of our customers to absorb fuel surcharges and other future price increases,
•
the impact of turnaround actions responding to current conditions in Europe and North America and our productivity and cost control efforts in those regions including relating to information technology,

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

•	changes in estimates and assumptions underlying our critical accounting policies,
•	the outcome of pending and future claims and litigation,

•	access to the capital and credit markets,
•	seasonality, pricing and other competitive industry factors, and
•	the promulgation and adoption of new accounting standards and interpretations, new government regulations and interpretation of existing regulations.

This list of risks, uncertainties and contingencies is not intended to be exhaustive.  Additional factors that could cause our results to differ materially from those described in the forward-looking statements can be found under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2012 and in our other public filings with the Securities and Exchange Commission.  The forward looking information included in this document is representative only as of the date of this document, and The Brink’s Company undertakes no obligation to update any information contained in this document.

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

101
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2013, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Consolidated Balance Sheets at March 31, 2013, and December 31, 2012, (ii)  the Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) the Consolidated Statement of Equity for the three months ended March 31, 2013, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (vi) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

April 25, 2013	By: /s/ Joseph W. Dziedzic
Joseph W. Dziedzic
(Vice President and
Chief Financial Officer)
(principal financial officer)