Form 10-Q
period 2013-06-30
BRINKS CO
filed 2013-07-26
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Yes  ☐  No  ☒

As of July 22, 2013, 48,225,739 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements

THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In millions)	2013	2012

ASSETS

Current assets:
Cash and cash equivalents	$239.8	201.7
Accounts receivable, net	660.0	612.3
Prepaid expenses and other	147.0	122.1
Deferred income taxes	62.3	59.4
Total current assets	1,109.1	995.5

Property and equipment, net	771.6	793.8
Goodwill	248.5	243.8
Other intangibles	61.0	56.1
Deferred income taxes	392.7	385.3
Other	87.6	79.4

Total assets	$2,670.5	2,553.9

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$94.1	26.7
Current maturities of long-term debt	25.9	27.0
Accounts payable	179.1	172.8
Accrued liabilities	550.8	516.5
Total current liabilities	849.9	743.0

Long-term debt	406.9	335.6
Accrued pension costs	381.7	397.8
Retirement benefits other than pensions	300.6	304.6
Deferred income taxes	20.2	18.7
Other	167.9	177.4
Total liabilities	2,127.2	1,977.1

Commitments and contingent liabilities (notes 3, 4 and 12)

Equity:
The Brink’s Company (“Brink’s”) shareholders:
Common stock	48.0	47.8
Capital in excess of par value	560.8	568.3
Retained earnings	641.4	659.1
Accumulated other comprehensive loss	(779.5)	(773.4)
Brink’s shareholders	470.7	501.8

Noncontrolling interests	72.6	75.0

Total equity	543.3	576.8

Total liabilities and equity	$2,670.5	2,553.9

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions, except for per share amounts)	2013	2012	2013	2012

Revenues	$990.5	935.6	1,962.0	1,871.1

Costs and expenses:
Cost of revenues	810.0	767.1	1,620.1	1,521.6
Selling, general and administrative expenses	147.4	135.9	282.9	271.4
Total costs and expenses	957.4	903.0	1,903.0	1,793.0
Other operating income (expense)	0.1	(1.2)	(8.6)	0.9

Operating profit	33.2	31.4	50.4	79.0

Interest expense	(6.1)	(5.4)	(12.1)	(11.7)
Interest and other income (expense)	0.4	0.9	0.9	4.8
Income from continuing operations before tax	27.5	26.9	39.2	72.1
Provision (benefit) for income taxes	11.0	(9.1)	16.3	7.6

Income from continuing operations	16.5	36.0	22.9	64.5

Loss from discontinued operations, net of tax	(4.5)	(3.9)	(23.8)	(8.6)

Net income (loss)	12.0	32.1	(0.9)	55.9
Less net income attributable to noncontrolling interests	(3.3)	(1.6)	(7.0)	(8.4)

Net income (loss) attributable to Brink’s	8.7	30.5	(7.9)	47.5

Amounts attributable to Brink’s
Continuing operations	13.2	34.4	15.9	56.1
Discontinued operations	(4.5)	(3.9)	(23.8)	(8.6)

Net income (loss) attributable to Brink’s	$8.7	30.5	(7.9)	47.5

Earnings (loss) per share attributable to Brink’s common shareholders(a)
Basic:
Continuing operations	$0.27	0.71	0.33	1.16
Discontinued operations	(0.10)	(0.08)	(0.49)	(0.18)
Net income (loss)	0.18	0.63	(0.16)	0.98

Diluted:
Continuing operations	$0.27	0.71	0.33	1.16
Discontinued operations	(0.09)	(0.08)	(0.49)	(0.18)
Net income (loss)	0.18	0.63	(0.16)	0.98

Weighted-average shares
Basic	48.6	48.5	48.6	48.3
Diluted	48.9	48.6	48.9	48.5

Cash dividends paid per common share	$0.10	0.10	0.20	0.20

(a) Amounts may not add due to rounding

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2013	2012	2013	2012

Net income (loss)	$12.0	32.1	(0.9)	55.9

Benefit plan adjustments:
Benefit plan experience gains	17.6	15.2	35.4	30.7
Benefit plan prior service (costs) credits	0.3	(11.3)	1.3	(10.4)
Deferred profit sharing	-	0.1	-	0.3
Total benefit plan adjustments	17.9	4.0	36.7	20.6

Foreign currency translation adjustments	(25.4)	(37.3)	(32.1)	(10.9)
Unrealized losses on available-for-sale securities	(0.1)	(0.2)	(0.1)	(1.6)
Gains on cash flow hedges	1.2	-	0.8	-
Other comprehensive income (loss) before tax	(6.4)	(33.5)	5.3	8.1
Provision for income taxes	6.4	1.4	12.9	7.3

Other comprehensive income (loss)	(12.8)	(34.9)	(7.6)	0.8

Comprehensive income (loss)	(0.8)	(2.8)	(8.5)	56.7
Less comprehensive income (loss) attributable to noncontrolling interests	2.1	(2.4)	5.2	6.4

Comprehensive income (loss) attributable to Brink's	$(2.9)	(0.4)	(13.7)	50.3

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statement of Equity

Six Months ended June 30, 2013
(Unaudited)

	Attributable to Brink’s
			Capital		Accumulated	Attributable
			in Excess		Other	to
		Common	of Par	Retained	Comprehensive	Noncontrolling
(In millions)	Shares	Stock	Value	Earnings	Loss	Interests	Total

Balance as of December 31, 2012	47.8	$47.8	568.3	659.1	(773.4)	75.0	576.8

Net income (loss)	-	-	-	(7.9)	-	7.0	(0.9)
Other comprehensive income (loss)	-	-	-	-	(5.8)	(1.8)	(7.6)
Dividends to:
Brink’s common shareholders ($0.20 per share)	-	-	-	(9.6)	-	-	(9.6)
Noncontrolling interests	-	-	-	-	-	(1.6)	(1.6)
Share-based compensation:
Stock options and awards:
Compensation expense	-	-	5.5	-	-	-	5.5
Consideration from exercise of stock options	-	-	0.4	-	-	-	0.4
Other share-based benefit programs	0.2	0.2	(1.6)	(0.2)	-	-	(1.6)
Acquisition of a noncontrolling interest in a subsidiary	-	-	(11.8)	-	(0.3)	(6.4)	(18.5)
Capital contributions from noncontrolling interest	-	-	-	-	-	0.4	0.4

Balance as of June 30, 2013	48.0	$48.0	560.8	641.4	(779.5)	72.6	543.3

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months
	Ended June 30,
(In millions)	2013	2012

Cash flows from operating activities:
Net income (loss)	$(0.9)	55.9
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Loss from discontinued operations, net of tax	23.8	8.6
Depreciation and amortization	88.6	81.2
Share-based compensation expense	5.5	5.1
Deferred income taxes	(28.2)	(32.7)
Gains and losses:
Sales of available-for-sale securities	(0.2)	(2.1)
Sales of property and other assets	(0.3)	(0.4)
Business acquisitions and dispositions	(1.1)	(0.9)
Retirement benefit funding (more) less than expense:
Pension	14.7	0.2
Other than pension	7.2	11.9
Loss on Venezuela currency devaluation	13.4	-
Other operating	0.6	7.5
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(86.4)	(67.0)
Accounts payable, income taxes payable and accrued liabilities	23.5	12.3
Customer obligations	14.8	(20.4)
Prepaid and other current assets	(8.8)	(14.0)
Other	(14.9)	(5.0)
Discontinued operations	(10.2)	(9.9)
Net cash provided by operating activities	41.1	30.3

Cash flows from investing activities:
Capital expenditures	(79.7)	(70.9)
Acquisitions	(18.0)	(16.4)
Sales of available-for-sale securities and other investments	8.9	11.8
Cash proceeds from sale of property and equipment	0.5	0.5
Cash settlements of foreign currency derivatives	(0.3)	-
Other	-	(1.2)
Discontinued operations	0.5	(2.1)
Net cash used by investing activities	(88.1)	(78.3)

Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term debt	70.0	12.0
Long-term revolving credit facilities	85.5	1.1
Other long-term debt:
Borrowings	-	7.1
Repayments	(14.7)	(14.3)
Acquisition of a noncontrolling interest in a subsidiary	(18.5)	-
Payment of acquisition-related obligation	(8.1)	-
Debt financing costs	-	(1.5)
Dividends to:
Shareholders of Brink’s	(9.6)	(9.4)
Noncontrolling interests in subsidiaries	(1.6)	(5.7)
Proceeds from exercise of stock options	0.4	0.1
Minimum tax withholdings associated with share-based compensation	(1.8)	(0.5)
Other	(0.3)	-
Discontinued operations	-	1.8
Net cash provided (used) by financing activities	101.3	(9.3)
Effect of exchange rate changes on cash	(16.2)	1.3
Cash and cash equivalents:
Increase (decrease)	38.1	(56.0)
Balance at beginning of period	201.7	182.9
Balance at end of period	$239.8	126.9

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

Venezuela
Our Venezuelan operations accounted for $191.6 million or 9.8% of total Brink’s revenues and represented a significant component of total segment operating profit in the six months ended June 30, 2013.

The economy in Venezuela has had significant inflation in the last several years.  We consolidate our Venezuelan results using our accounting policy for subsidiaries operating in highly inflationary economies.

In June 2010, the Venezuelan government established an exchange process that required that each transaction be approved by the government’s central bank (the “SITME” rate).  The majority of SITME transactions were approved at a rate of 5.3 bolivar fuertes to the dollar and we used this rate to remeasure our bolivar fuerte-denominated earnings into U.S. dollars each period, and monetary assets and liabilities into U.S. dollars from June  2010 to January 2013.

In February 2013, the Venezuelan government devalued the official exchange rate resulting in a new official rate of 6.3 bolivar fuertes to the dollar.  The government also announced the elimination of the SITME rate.  Beginning in February 2013, we began to use the official exchange rate to remeasure our bolivar-fuerte denominated earnings, monetary assets and liabilities.  For the six months ended June 30, 2013, we recognized a $13.4 million net remeasurement loss as a result of the devaluation.

At June 30, 2013, we had bolivar fuerte-denominated net monetary assets of $85.6 million, including $66.9 million of cash denominated in bolivar fuertes.  On an equity-method basis, we had investments in our Venezuelan operations of $97.6 million at June 30, 2013.

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

•	bill payment acceptance and processing services to utility companies and other billers (“Payment Services”)
•	security and guarding services (including airport security)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2013	2012	2013	2012

Revenues:
International	$751.8	698.0	1,487.7	1,397.1
North America	238.7	237.6	474.3	474.0
Revenues	$990.5	935.6	1,962.0	1,871.1

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2013	2012	2013	2012

Operating profit:
International	$48.0	41.3	84.6	107.4
North America	6.8	11.4	4.4	17.2
Segment operating profit	54.8	52.7	89.0	124.6
Non-segment	(21.6)	(21.3)	(38.6)	(45.6)
Operating profit	$33.2	31.4	50.4	79.0

Note 3 – Retirement benefits

Pension plans
We have various defined-benefit pension plans covering eligible current and former employees.  Benefits under most plans are based on salary and years of service.

The components of net periodic pension cost for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2013	2012	2013	2012	2013	2012

Three months ended June 30,

Service cost	$-	-	3.8	2.8	3.8	2.8
Interest cost on projected benefit obligation	10.5	11.0	4.8	4.8	15.3	15.8
Return on assets – expected	(14.3)	(14.9)	(3.2)	(3.1)	(17.5)	(18.0)
Amortization of losses	11.4	9.7	1.5	1.0	12.9	10.7
Amortization of prior service cost	-	-	(0.1)	0.4	(0.1)	0.4
Settlement loss	-	-	0.5	0.3	0.5	0.3
Net periodic pension cost	$7.6	5.8	7.3	6.2	14.9	12.0

Six months ended June 30,

Service cost	$-	-	7.4	5.4	7.4	5.4
Interest cost on projected benefit obligation	21.1	22.0	9.6	8.9	30.7	30.9
Return on assets – expected	(28.5)	(30.0)	(6.4)	(6.1)	(34.9)	(36.1)
Amortization of losses	22.7	19.7	3.1	2.1	25.8	21.8
Amortization of prior service cost	-	-	0.5	0.8	0.5	0.8
Settlement loss	-	4.0	0.8	1.1	0.8	5.1
Net periodic pension cost	$15.3	15.7	15.0	12.2	30.3	27.9

In the first six months of 2013, we made a $4.5 million cash contribution to our primary U.S. pension plan.  We are required to contribute an additional $8.4 million to the primary U.S. pension plan during the second half of 2013.

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

The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

	UMWA Plans		Black Lung and Other Plans		Total
(In millions)	2013	2012	2013	2012	2013	2012

Three months ended June 30,

Service cost	$-	-	0.1	0.1	0.1	0.1
Interest cost on accumulated postretirement benefit obligations	4.9	5.6	0.5	0.7	5.4	6.3
Return on assets – expected	(5.2)	(5.3)	-	-	(5.2)	(5.3)
Amortization of losses	4.8	5.1	0.2	0.4	5.0	5.5
Amortization of prior service cost	-	-	0.4	0.5	0.4	0.5
Net periodic postretirement cost	$4.5	5.4	1.2	1.7	5.7	7.1

Six months ended June 30,

Service cost	$-	-	0.2	0.1	0.2	0.1
Interest cost on accumulated postretirement benefit obligations	9.9	11.2	1.0	1.5	10.9	12.7
Return on assets – expected	(10.4)	(10.6)	-	-	(10.4)	(10.6)
Amortization of losses	9.8	10.5	0.3	0.6	10.1	11.1
Amortization of prior service cost	-	-	0.8	1.0	0.8	1.0
Net periodic postretirement cost	$9.3	11.1	2.3	3.2	11.6	14.3

Note 4 – Income taxes

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2013	2012	2013	2012

Continuing operations
Provision (benefit) for income taxes	$11.0	(9.1)	16.3	7.6
Effective tax rate	40.0%	(33.8)%	41.6%	10.5%

2013 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first six months of 2013 was higher than the 35% U.S. statutory tax rate primarily due to a nondeductible remeasurement charge resulting from a currency devaluation in Venezuela in the first quarter, as well as additional devaluations forecasted in the second half of 2013.

2012 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first six months of 2012 was lower than the 35% U.S. statutory tax rate largely due to a $21 million non-cash income tax benefit as a result of a change in our funding strategy for retiree health care obligations (as described below), partially offset by withholding taxes and the characterization of a French business tax as an income tax.

We changed our funding strategy for certain retiree health care obligations and, as a result, we no longer expect to be affected by an income tax deduction limitation enacted by The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (“the Act”).  The Act disallows deductions for prescription drug benefit costs funded after December 31, 2012, to the extent these costs are reimbursed by a “Medicare Part D Subsidy.”

Note 5 – Share-based compensation plans

We have share-based compensation plans to retain employees and non-employee directors and to more closely align their interests with those of our shareholders.

The 2005 Equity Incentive Plan (the “2005 Plan”) was replaced by the 2013 Equity Incentive Plan (the “2013 Plan”) effective in February 2013.

The 2013 Plan permits grants of stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, as well as other share-based and cash awards to eligible employees.

The 2005 Plan permitted grants of stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, and other share-based awards to eligible employees.  No further grants of awards will be made under the 2005 Plan.

We provide share-based awards to directors through the Non-employee Directors’ Equity Plan (the “Directors’ Plan”). Only deferred stock units have been granted under the Directors’ Plan to date.

Nonvested Share Activity
	Number of Shares				Weighted-Average
	2013	2005	Directors’		Grant-Date
(In thousands of shares, except per share amounts)	Plan	Plan	Plan	Total	Fair Value(a)

Balance as of December 31, 2012	-	407.9	23.0	430.9	$23.19
Granted	468.2	-	-	468.2	26.01
Cancelled awards	(6.8)	(36.0)	-	(42.8)	23.75
Vested	-	(22.7)	-	(22.7)	23.15
Balance as of June 30, 2013	461.4	349.2	23.0	833.6	$24.75

(a)
For restricted stock units and deferred stock units granted under the 2005 Plan and the Directors’ Plan, fair value was measured at the date of grant based on the average of the high and low per share quoted sales price of Brink’s common stock, adjusted for a discount on units that do not receive or accrue dividends.  For restricted stock units granted under the 2013 Plan, fair value was measured at the date of grant based on the closing per share quoted sales price of Brink’s common stock, adjusted for a discount on units that do not receive or accrue dividends.  For performance share units and market share units granted under the 2013 Plan, fair value was measured based on a Monte-Carlo simulation pricing model.  Assumptions used in the Monte-Carlo model included, among other variables,  a grant date closing price of $26.44, a beginning average price of $27.59, expected volatility of 39%,  and correlation coefficients based on the price data used the calculate the historical volatilities.

On May 3, 2013, we granted: 207,095 performance share units (weighted average grant date fair value of $26.21); 96,175 market share units (weighted average grant date fair value of $26.42); and 164,977 restricted stock units (weighted average grant date fair value of $25.54) under the 2013 Plan.

Performance share units reward the achievement of pre-established financial goals over the performance period (April 1, 2013 through December 31, 2015) and will be paid out in shares of Brink’s common stock at a rate of 0 to 200% based on the achievement of the goals, with an additional +/- 25% multiplier that will be applied to the payout based on Brink’s total shareholder return relative to companies in the S&P 500 index.

Market share units will be paid out in shares of Brink’s common stock at the end of the performance period (April 1, 2013 through December 31, 2015) at a rate of 0 to 150%, calculated by multiplying the target award by the ratio of the price of Brink’s stock at the end of the performance period divided by the price of Brink’s stock at the beginning of the performance period.  The stock prices used in the calculation of the ratio will be the average closing price for the twenty days preceding each date.

Restricted stock units are settled in shares of the Brink’s common stock, subject to vesting requirements.

On July 11, 2013, we granted 12,502 restricted stock units and 1,403 performance share units under the 2013 Plan.

On July 12, 2013, we granted 19,201 deferred stock units under the Directors’ Plan.

No options have been granted in 2013.  The fair value of the options granted during the three months ended June 30, 2012 was calculated using the following estimated weighted-average assumptions:

	Three Months
	Ended June 30,
Options Granted	2012

Number of shares underlying options, in thousands			207
Weighted-average exercise price per share			$22.39

Assumptions used to estimate fair value
Expected dividend yield
Weighted-average(a):			1.8%
Expected volatility(b):
Weighted-average			40%
Risk-free interest rate(c):
Weighted-average			0.7%
Range	0.5%	–	0.9%
Expected term in years(d):
Weighted-average			4.3
Range	3.3	–	5.3

Weighted-average fair value estimates at grant date:
In millions			$1.3
Fair value per share			$6.29

(a)	The expected dividend yield is the calculated yield on Brink’s common stock at the time of the grant.
(b)	The expected volatility was estimated after reviewing the historical volatility of our stock using daily close prices.
(c)	The risk-free interest rate was based on U.S. Treasury debt yields at the time of the grant.
(d)	The expected term of the options was based on our historical option exercise, expiration and post-vesting cancellation behaviors.

Note 6 – Shares used to calculate earnings per share

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2013	2012	2013	2012

Weighted-average shares:
Basic (a)	48.6	48.5	48.6	48.3
Effect of dilutive stock options and awards	0.3	0.1	0.3	0.2
Diluted	48.9	48.6	48.9	48.5

Antidilutive stock options and awards excluded from denominator	1.9	2.6	1.9	2.6

(a)
We have deferred compensation plans for directors and certain of our employees.  Amounts owed to participants are denominated in common stock units.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average units credited to employees and directors under the deferred compensation plans.  Additionally, non-participating nonvested units are also included in the computation of basic weighted average shares when the requisite service period has been completed.  Accordingly, included in basic shares are weighted-average units of 0.6 million in the three months and 0.6 million in the six months ended June 30, 2013, and 1.1 million in the three months and 1.2 million in the six months ended June 30, 2012.

Note 7 – Acquisitions

We acquired 100% of the capital stock of Brazil-based Rede Transacoes Eletronicas Ltda. (Rede Trel) on January 31, 2013.  The purchase price of approximately $27.7 million included $25.9 million in cash and the $1.8 million acquisition-date fair value of contingent consideration. On the acquisition date, Rede Trel had $10 million of cash and cash equivalents that it uses as working capital, resulting in a net cash outflow of $16 million related to the acquisition.  Rede Trel distributes electronic prepaid products, including mobile phone airtime, via a network of approximately 20,000 retail locations across Brazil.  Rede Trel’s strong distribution network supplements Brink’s existing payments business, ePago, which has operations in Brazil, Mexico, Colombia and Panama.

We have provisionally estimated fair values for the assets purchased and liabilities assumed as of the date of the acquisition in the following table. The determination of estimated fair value required management to make significant estimates and assumptions. The amounts reported are considered provisional as we are completing the valuations that are required to allocate the purchase price. As a result, the allocation of the purchase price and the amount of goodwill and intangible assets may change in the future.

Estimated Fair
Value at
(In millions)	January 31, 2013

Fair value of purchase consideration

Cash paid for 100% of shares	$25.9
Fair value of contingent consideration	1.8
Fair value of purchase consideration	$27.7

Fair value of net assets acquired

Cash	$10.0
Accounts receivable	7.8
Other current assets	19.9
Property and equipment	4.0
Intangible assets(a)	11.8
Goodwill(b)	14.0
Current liabilities	(38.8)
Noncurrent liabilities	(1.0)
Fair value of net assets acquired	$27.7

(a)
Intangible assets are primarily comprised of agent relationships and contractual agreements with the major Brazilian telecommunications companies.  Final allocation will be determined once the valuation is complete.

(b)
Consists of intangible assets that do not qualify for separate recognition, combined with synergies expected from integrating Rede Trel's distribution network into our existing ePago business.  All of the goodwill has been assigned to the Latin America reporting unit and is expected to be deductible for tax purposes.

We acquired the remaining 26% ownership interest in our cash logistics business in Chile for approximately $18 million in cash on January 10, 2013.  We now own 100% of this business.

Note 8 – Supplemental cash flow information

	Six Months
	Ended June 30,
(In millions)	2013	2012

Cash paid for:
Interest	$11.6	11.2
Income taxes	46.1	48.8

Non-cash Investing and Financing Activities
We acquired $0.5 million of armored vehicles under capital lease arrangements in the first six months of 2013, as compared to $8.7 million in the first six months of 2012.

Note 9 – Accumulated other comprehensive income (loss)

The following tables provide the components of other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive income (loss) into earnings for the three months and six months ended June 30, 2013 and 2012:

	Amounts Arising During		Amounts Reclassified to
	the Current Period		Net Income (Loss)
					Total Other
		Income		Income	Comprehensive
(In millions)	Pretax	Tax	Pretax	Tax	Income (Loss)

Three months ended June 30, 2013

Amounts attributable to Brink's:
Benefit plan adjustments	$(0.8)	0.3	18.7	(6.7)	11.5
Foreign currency translation adjustments	(24.2)	-	-	-	(24.2)
Unrealized gains (losses) on available-for-sale securities	-	-	(0.1)	-	(0.1)
Gains (losses) on cash flow hedges	2.8	-	(1.6)	-	1.2
	(22.2)	0.3	17.0	(6.7)	(11.6)

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	-	-	-	-	-
Foreign currency translation adjustments	(1.2)	-	-	-	(1.2)
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-
Gains (losses) on cash flow hedges	-	-	-	-	-
	(1.2)	-	-	-	(1.2)

Total
Benefit plan adjustments(a)	(0.8)	0.3	18.7	(6.7)	11.5
Foreign currency translation adjustments(b)	(25.4)	-	-	-	(25.4)
Unrealized gains (losses) on available-for-sale securities(c)	-	-	(0.1)	-	(0.1)
Gains (losses) on cash flow hedges(d)	2.8	-	(1.6)	-	1.2
	$(23.4)	0.3	17.0	(6.7)	(12.8)

Three months ended June 30, 2012

Amounts attributable to Brink's:
Benefit plan adjustments	$(10.3)	4.5	17.4	(6.0)	5.6
Foreign currency translation adjustments	(36.4)	-	-	-	(36.4)
Unrealized gains (losses) on available-for-sale securities	(0.2)	0.1	-	-	(0.1)
	(46.9)	4.6	17.4	(6.0)	(30.9)

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	(3.1)	-	-	-	(3.1)
Foreign currency translation adjustments	(0.9)	-	-	-	(0.9)
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-
	(4.0)	-	-	-	(4.0)

Total
Benefit plan adjustments(a)	(13.4)	4.5	17.4	(6.0)	2.5
Foreign currency translation adjustments	(37.3)	-	-	-	(37.3)
Unrealized gains (losses) on available-for-sale securities(c)	(0.2)	0.1	-	-	(0.1)
	$(50.9)	4.6	17.4	(6.0)	(34.9)

	Amounts Arising During		Amounts Reclassified to
	the Current Period		Net Income (Loss)
					Total Other
		Income		Income	Comprehensive
(In millions)	Pretax	Tax	Pretax	Tax	Income (Loss)

Six months ended June 30, 2013

Amounts attributable to Brink's:
Benefit plan adjustments	$(1.3)	0.4	37.9	(13.4)	23.6
Foreign currency translation adjustments	(30.1)	-	(0.1)	0.1	(30.1)
Unrealized gains (losses) on available-for-sale securities	0.2	(0.1)	(0.3)	0.1	(0.1)
Gains (losses) on cash flow hedges	2.6	-	(1.8)	-	0.8
	(28.6)	0.3	35.7	(13.2)	(5.8)

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	-	-	0.1	-	0.1
Foreign currency translation adjustments	(1.9)	-	-	-	(1.9)
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-
Gains (losses) on cash flow hedges	-	-	-	-	-
	(1.9)	-	0.1	-	(1.8)

Total
Benefit plan adjustments(a)	(1.3)	0.4	38.0	(13.4)	23.7
Foreign currency translation adjustments(b)	(32.0)	-	(0.1)	0.1	(32.0)
Unrealized gains (losses) on available-for-sale securities(c)	0.2	(0.1)	(0.3)	0.1	(0.1)
Gains (losses) on cash flow hedges(d)	2.6	-	(1.8)	-	0.8
	$(30.5)	0.3	35.8	(13.2)	(7.6)

Six months ended June 30, 2012

Amounts attributable to Brink's:
Benefit plan adjustments	$(16.1)	6.2	39.8	(14.2)	15.7
Foreign currency translation adjustments	(12.0)	-	-	-	(12.0)
Unrealized gains (losses) on available-for-sale securities	0.5	(0.1)	(2.1)	0.8	(0.9)
	(27.6)	6.1	37.7	(13.4)	2.8

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	(3.1)	-	-	-	(3.1)
Foreign currency translation adjustments	1.1	-	-	-	1.1
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-
	(2.0)	-	-	-	(2.0)

Total
Benefit plan adjustments(a)	(19.2)	6.2	39.8	(14.2)	12.6
Foreign currency translation adjustments	(10.9)	-	-	-	(10.9)
Unrealized gains (losses) on available-for-sale securities(c)	0.5	(0.1)	(2.1)	0.8	(0.9)
	$(29.6)	6.1	37.7	(13.4)	0.8

(a)
The amortization of prior experience losses and prior service cost is part of total net periodic retirement benefit cost when reclassified to net income.  Net periodic retirement benefit cost also includes service costs, interest costs, expected returns on assets, and settlement costs.  The total pretax expense is allocated between cost of revenues and selling, general and administrative expenses on a plan-by-plan basis:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Total net periodic retirement benefit cost included in:
Cost of revenues	$16.2	15.4	33.2	31.1
Selling, general and administrative expenses	4.4	3.7	8.7	11.1

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

(d)	Pretax gains and losses on cash flow hedges are classified in the income statement as
•	other operating expense ($0.1 million in the three months and $0.5 million in the six months ended June 30, 2013), and
•	interest and other income (expense) (($0.3) million in the three months and ($0.5) million in the six months ended June 30, 2013).

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Gains (Losses) on Cash Flow Hedges	Total
(In millions)
Balance as of December 31, 2012	$(665.1)	(109.9)	1.6	-	(773.4)
Other comprehensive income (loss) before reclassifications	(0.9)	(30.1)	0.1	2.6	(28.3)
Amounts reclassified from accumulated other comprehensive loss	24.5	-	(0.2)	(1.8)	22.5
Other comprehensive income (loss) attributable to Brink's	23.6	(30.1)	(0.1)	0.8	(5.8)
Acquisitions of noncontrolling interests	-	(0.3)	-	-	(0.3)
Balance as of June 30, 2013	$(641.5)	(140.3)	1.5	0.8	(779.5)

Note 10 – Fair value of financial instruments

Investments in Available-for-sale Securities
We have investments in mutual funds designated as available-for-sale securities that are carried at fair value in the financial statements.  For these investments, fair value was estimated based on quoted prices categorized as a Level 1 valuation.  Valuation levels were defined in our 2012 Form 10-K.

	June 30,	December 31,
(In millions)	2013	2012

Mutual Funds
Cost	$3.6	4.3
Gross unrealized gains	1.1	1.0
Fair value	$4.7	5.3

Fixed-Rate Debt
The fair value and carrying value of our fixed-rate debts are as follows:
	June 30,	December 31,
(In millions)	2013	2012

DTA bonds
Carrying value	$43.2	43.2
Fair value	43.1	43.4

Unsecured notes issued in a private placement
Carrying value	100.0	100.0
Fair value	106.1	110.5

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

There were no transfers in or out of any of the levels of the valuation hierarchy in the first six months of 2013.

Other Financial Instruments
Other financial instruments include cash and cash equivalents, short-term fixed rate deposits, accounts receivable, floating rate debt, accounts payable and accrued liabilities.  The financial statement carrying amounts of these items approximate the fair value.

We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  Our short term contracts have a weighted average maturity of approximately one month.  In 2013, we additionally entered into a cross-currency swap to hedge against the change in value of a long-term intercompany loan denominated in a currency other than the lending subsidiary’s functional currency.  The fair values of these currency contracts, including the cross-currency swap, are determined using Level 2 valuation techniques and are based on the present value of net future cash payments and receipts.  Accordingly, the fair values will fluctuate based on changes in market interest rates and the respective foreign currency to U.S. dollar exchange rate.  The fair values of our outstanding short-term foreign currency contracts at June 30, 2013, were not significant.  At June 30, 2013, the fair value of the cross-currency swap was an asset of $2.9 million.  There were no transfers in or out of any of the levels of the valuation hierarchy in the first six months of 2013.

Note 11 – Loss from discontinued operations

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2013	2012	2013	2012

Discontinued European operations(a):
Loss from operations(b)	$(4.3)	(4.9)	(23.4)	(10.1)
Loss from sale	(0.2)	-	(0.7)	-
Adjustments to contingencies of former operations	1.2	-	1.2	0.1
Loss from discontinued operations before income taxes	(3.3)	(4.9)	(22.9)	(10.0)
Provision (benefit) for income taxes	1.2	(1.0)	0.9	(1.4)
Loss from discontinued operations, net of tax	$(4.5)	(3.9)	(23.8)	(8.6)

(a)
Discontinued operations include cash-in-transit operations in Germany, Poland, and Turkey, and guarding operations in France, Morocco, and Germany.  Revenues from these European operations were $21.7 million in the three months and $45.8 million in the six months ended June 30, 2013, and $31.6 million in the three months and $62.9 million in the six months ended June 30, 2012.  No interest expense was included in discontinued operations in the first six months ended June 30, 2013 and 2012.

(b)
As of June 30, 2013, loss from operations includes $16.2 million of severance expenses which will be required to be paid to terminate certain employees of the German cash-in-transit operations after the sale of the business is completed.  We intend to contribute a portion of the cost to fund the severance payments to the business prior to the execution of the sale transaction.

Discontinued European Operations
In 2012, we agreed to sell our cash-in-transit operations in Germany and Poland as well as event security operations in France.  The divestiture in France closed in January 2013 (no loss on sale for the six months ended June 30, 2013), the divestiture in Poland closed in March 2013 ($0.3 million loss on sale for the six months ended June 30, 2013), and the divestiture of the cash-in-transit operations in Germany is expected to be completed in the third quarter of 2013.  We completed the divestiture of guarding operations in Morocco in December 2012 and recognized a loss on the sale of $0.6 million ($0.3 million in the fourth quarter of 2012 and $0.3 million in the second quarter of 2013).

In July 2013, we completed the sale of our aviation security services business in Germany.  In addition, we completed the shutdown of our cash-in-transit operations in Turkey in June 2013.

The results of these operations in Germany, Poland, France, Turkey, and Morocco have been excluded from continuing operations and are reported as discontinued operations for the current and prior periods.

The table below shows revenues and losses from operations before tax for the cash-in-transit operation in Germany to be sold in 2013:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2013	2012	2013	2012

German CIT Operation:
Revenues	$15.8	13.9	30.8	27.9
Losses from operations before tax	3.4	2.9	21.6	5.8

Note 12 – Commitments and contingent matters

Operating leases
We have made residual value guarantees of approximately $13.5 million at June 30, 2013, related to operating leases, principally for trucks and other vehicles.

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

RESULTS OF OPERATIONS

Consolidated Review

Non-GAAP Results
Non-GAAP results described in this filing are financial measures that are not required by, or presented in accordance with U.S. generally accepted accounting principles (“GAAP”).  The purpose of the non-GAAP results is to report financial information without certain income and expense items and to adjust the quarterly non-GAAP tax rates so that the non-GAAP tax rate in each of the quarters is equal to the full-year non-GAAP tax rate.  For 2013, a forecasted full-year tax rate is used.  The full year non-GAAP tax rate in both years excludes certain pretax and tax income and expense amounts.  The non-GAAP results provide information to assist comparability and estimates of future performance.  Brink’s believes these measures are helpful in assessing operations and estimating future results and enable period-to-period comparability of financial performance.  Non-GAAP results should not be considered as an alternative to revenue, income or earnings per share amounts determined in accordance with GAAP and should be read in conjunction with their GAAP counterparts.  The adjustments are described in detail and are reconciled to our GAAP results on pages 32 – 35.

	Second Quarter		%	First Half		%
(In millions, except for per share amounts)	2013	2012	Change	2013	2012	Change

GAAP
Revenues	$990.5	935.6	6	$1,962.0	1,871.1	5
Segment operating profit(a)	54.8	52.7	4	89.0	124.6	(29)
Non-segment expense	(21.6)	(21.3)	1	(38.6)	(45.6)	(15)
Operating profit	33.2	31.4	6	50.4	79.0	(36)
Income from continuing operations(b)	13.2	34.4	(62)	15.9	56.1	(72)
Diluted EPS from continuing operations(b)	0.27	0.71	(62)	0.33	1.16	(72)

Non-GAAP(d)
Revenues	$988.2	933.4	6	$1,957.4	1,866.5	5
Segment operating profit(a)	58.6	55.9	5	109.9	131.4	(16)
Non-segment expense	(11.4)	(11.7)	(3)	(19.0)	(21.3)	(11)
Operating profit	47.2	44.2	7	90.9	110.1	(17)
Income from continuing operations(b)	21.5	23.5	(9)	38.8	56.5	(31)
Diluted EPS from continuing operations(b)(c)	0.44	0.48	(8)	0.79	1.16	(32)

Amounts may not add due to rounding.

(a)
Segment operating profit is a non-GAAP measure when presented in any context other than prescribed by ASC Topic 280, Segment Reporting.  The tables on pages 21 and 24 reconcile the measurement to operating profit, a GAAP measure.  Disclosure of total segment operating profit enables investors to assess the total operating performance of Brink’s excluding non-segment income and expense.  Forward-looking estimates related to total segment operating profit and non-segment income (expense) for 2013 are provided on page 31.

(b)	Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.
(c)
Revenues and earnings of discontinued operations have been reclassified from continued operations for all prior periods.  In addition, Non-GAAP revenues and earnings exclude operations we intend to exit during 2013 that have not yet met the accounting definition of a discontinued operation.  As a result, the consolidated revenues and earnings from continuing operations reported herein on a GAAP and Non-GAAP basis are different from amounts previously reported.

(d)	Non-GAAP earnings information is contained on pages 32 – 35, including reconciliation to amounts reported under GAAP.

Organic Growth
Organic growth represents the change in revenues or operating profit between the current and prior period, excluding the effect of the following items: acquisitions and dispositions, changes in currency exchange rates and the remeasurement of net monetary assets in Venezuela under highly inflationary accounting.

Overview
GAAP
Second Quarter
Our revenues increased $54.9 million or 6% and our operating profit increased $1.8 million or 6% in the second quarter of 2013.  Revenues increased due to organic growth in our International segment, partially offset by unfavorable changes in currency exchange rates.  Operating profit increased primarily due to organic improvement in our International segment, partially offset by an organic profit decrease in North America and unfavorable changes in currency exchange rates.

Our income from continuing operations in 2013 decreased $21.2 million compared to 2012 primarily due to a $21 million non-cash tax benefit in 2012 related to a change in retiree health care funding strategy and an increase in income attributable to noncontrolling interests, partially offset by the operating profit increase.

Our earnings per share from continuing operations was $0.27, down from $0.71 in 2012.

First Half
Our revenues increased $90.9 million or 5% and our operating profit decreased $28.6 million or 36% in the first half of 2013.  Revenues increased due to organic growth in our International segment, partially offset by unfavorable changes in currency exchange rates.  Operating profit decreased primarily due to the $18.7 million loss related to the February 2013 robbery in Brussels, Belgium and a charge related to the remeasurement of net monetary assets as a result of the devaluation of Venezuela currency ($13.4 million).  Excluding these items, profit decreased in North America and increased in our International segment.

Our income from continuing operations in 2013 decreased $40.2 million compared to 2012 primarily due to a $21 million non-cash tax benefit in 2012 related to a change in retiree health care funding strategy as well as the operating profit decrease mentioned above.

Our earnings per share from continuing operations was $0.33, down from $1.16 in 2012.

Non-GAAP
Non-GAAP results include the following adjustments:
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

GAAP Diluted EPS	$0.27	0.71	0.33	1.16
Exclude Venezuela monetary asset remeasurement losses	-	-	0.17	-
Exclude U.S. retirement plan expenses	0.17	0.16	0.34	0.37
Exclude employee benefit settlement and severance losses	0.01	-	0.01	0.02
Exclude additional European operations to be exited	0.01	0.01	0.02	0.02
Exclude gains and losses on acquisitions and dispositions	-	(0.02)	(0.02)	(0.04)
Exclude tax benefit from change in retiree health care funding strategy	-	(0.43)	-	(0.43)
Adjust quarterly tax rate to full-year average rate	(0.01)	0.05	(0.05)	0.07
Non-GAAP Diluted EPS	$0.44	0.48	0.79	1.16

Amounts may not add due to rounding.  Non-GAAP results are reconciled in more detail to the applicable GAAP results on pages 32 – 35.

Second Quarter
Our revenues increased $54.8 million or 6% and our operating profit increased $3.0 million or 7% in 2013.  Revenues increased due to organic growth in our International segment, partially offset by unfavorable changes in currency exchange rates.  Operating profit increased primarily due to organic growth in our International segment, partially offset by an organic profit decrease in North America and unfavorable changes in currency exchange rates.

Our income from continuing operations in 2013 decreased 9% primarily due to an increase in income attributable to noncontrolling interests and income tax effects of the profit increase, partially offset by the operating profit increase.

Our earnings per share from continuing operations was $0.44, down from $0.48 in 2012.

First Half
Our revenues increased $90.9 million or 5% and our operating profit decreased $19.2 million or 17% in 2013.  Revenues increased due to organic growth in our International segment, partially offset by unfavorable changes in currency exchange rates.  Operating profit decreased primarily due to the $18.7 million loss related to the February 2013 robbery in Brussels, Belgium.  Excluding this item, profit decreased in North America and increased in our International segment.

Our income from continuing operations in 2013 decreased 31% primarily due to lower operating profit, partially offset by the positive income tax impact of the profit decrease.

Our earnings per share from continuing operations was $0.79, down from $1.16 in 2012.

Outlook for 2013

GAAP
Our organic revenue growth rate for 2013 is expected to be in the 5% to 8% range, and our estimate of the impact of changes in currency exchange rates on revenue is in the negative 2% to negative 4% range.  Our operating segment margin for 2013 is expected to be in the 5.0% to 5.5% range.  Our International organic revenue growth rate for 2013 is expected to be in the 7% to 9% range, and our estimate of the impact of changes in currency exchange rates on International revenue is in the negative 3% to negative 5% range.  Our International segment margin for 2013 is expected to be in the 6.0% to 7.0% range.  Our North America organic revenue growth rate for 2013 is expected to be in the 0% to 2% range, and we do not expect changes in currency exchange rates to affect North America revenue compared to last year.  Our North America segment margin is expected to be in the 1% to 2% range for 2013.  We expect the North American margin to improve in 2014 and 2015, and we have a goal to reach 7% in 2016.  On February 8, 2013, the Venezuelan government announced a 16% devaluation from the rate we previously used to remeasure our earnings.  Our full-year outlook assumes a total devaluation of about 40%, the total impact of which is estimated to be a reduction of $100 million in revenue.  See page 28 for more information regarding Venezuela.

Non-GAAP
Our outlook for non-GAAP revenues is the same as our outlook for GAAP revenues.

Our operating segment margin is expected to be in the 6.0% to 6.5% range. Our International segment margin is expected to be in the 7.0% to 8.0% range and our North America segment margin is expected to be in the 2% to 3% range.

See page 31 for a summary of our 2013 Outlook.

Segment Operating Results
Segment Review
Second Quarter 2013 versus Second Quarter 2012
GAAP
			Acquisitions /
		Organic	Dispositions	Currency		% Change
(In millions)	2Q '12	Change	(a)	(b)	2Q '13	Total	Organic
Revenues:
International:
Latin America	$375.9	54.5	4.3	(21.1)	413.6	10	14
EMEA	283.6	9.5	-	2.6	295.7	4	3
Asia Pacific	38.5	4.9	-	(0.9)	42.5	10	13
International	698.0	68.9	4.3	(19.4)	751.8	8	10
North America	237.6	2.0	-	(0.9)	238.7	-	1
Total	$935.6	70.9	4.3	(20.3)	990.5	6	8
Operating profit:
International	$41.3	7.8	0.4	(1.5)	48.0	16	19
North America	11.4	(4.6)	-	-	6.8	(40)	(40)
Segment operating profit	52.7	3.2	0.4	(1.5)	54.8	4	6
Non-segment	(21.3)	0.6	(0.9)	-	(21.6)	1	(3)
Total	$31.4	3.8	(0.5)	(1.5)	33.2	6	12
Segment operating margin:
International	5.9%				6.4%
North America	4.8%				2.8%
Segment operating margin	5.6%				5.5%

Non-GAAP
			Acquisitions /
		Organic	Dispositions	Currency		% Change
(In millions)	2Q '12	Change	(a)	(b)	2Q '13	Total	Organic
Revenues:
International:
Latin America	$375.9	54.5	4.3	(21.1)	413.6	10	14
EMEA	281.4	9.4	-	2.6	293.4	4	3
Asia Pacific	38.5	4.9	-	(0.9)	42.5	10	13
International	695.8	68.8	4.3	(19.4)	749.5	8	10
North America	237.6	2.0	-	(0.9)	238.7	-	1
Total	$933.4	70.8	4.3	(20.3)	988.2	6	8
Operating profit:
International	$42.3	8.0	0.4	(1.8)	48.9	16	19
North America	13.6	(3.9)	-	-	9.7	(29)	(29)
Segment operating profit	55.9	4.1	0.4	(1.8)	58.6	5	7
Non-segment	(11.7)	0.3	-	-	(11.4)	(3)	(3)
Total	$44.2	4.4	0.4	(1.8)	47.2	7	10
Segment operating margin:
International	6.1%				6.5%
North America	5.7%				4.1%
Segment operating margin	6.0%				5.9%

Amounts may not add due to rounding.

(a)	Includes operating results and gains/losses on acquisitions, sales and exits of businesses. Also includes impairment charges related to businesses that we expect to dispose of in the near term.
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

Segment Review
Second Quarter 2013 versus Second Quarter 2012

Consolidated Segment Review
GAAP
Revenue increased 6% to $990.5 million due primarily to organic growth of 10% in our International segment partially offset by unfavorable changes in currency exchange rates.

Segment operating profit increased 4% ($2.1 million) reflecting profit growth in our International segment partially offset by lower profits in our North America segment.

Non-GAAP
Revenue increased 6% to $988.2 million due primarily to organic growth of 10% in our International segment partially offset by unfavorable changes in currency exchange rates.

Segment operating profit increased 5% ($2.7 million) reflecting profit growth in our International segment partially offset by lower profits in our North America segment.

International Segment Review

Overview
GAAP
Revenues in the second quarter of 2013 for our International segment were 8% higher compared to the same period of 2012 as:
•	revenues in Latin America were 10% higher ($37.7 million)
•	revenues in EMEA were 4% higher ($12.1 million), and
•	revenues in Asia Pacific were 10% higher ($4.0 million).

Operating profit in our International segment increased 16% ($6.7 million) due to improved profits in Latin America and Asia Pacific partially offset by a decline in EMEA.

We conformed the method we used in 2012 to allocate certain international overhead expenses to Latin America, EMEA and Asia Pacific to the method we are using in 2013.  The 2012 amounts were not materially affected.

Non-GAAP
Revenues in the second quarter of 2013 for our International segment were 8% higher compared to the same period of 2012 as:
•	revenues in Latin America were 10% higher ($37.7 million)
•	revenues in EMEA were 4% higher ($12.0 million), and
•	revenues in Asia Pacific were 10% higher ($4.0 million).

Operating profit in our International segment increased 16% ($6.6 million) due to improved profits in Latin America and Asia Pacific partially offset by a decline in EMEA.

Latin America
GAAP
Revenue in Latin America increased 10% ($37.7 million) due to organic growth of 14% ($54.5 million) driven by inflation-based price increases in Venezuela and Argentina, partially offset by an unfavorable currency impact ($21.1 million), primarily due to a devaluation in Venezuela.

Latin America operating profit increased 50% due to:
•	organic improvement in Venezuela, Mexico and Argentina, and
•	changes in government regulations that negatively impacted certain countries in 2012, partially offset by an organic decrease in Brazil from government-mandated wage increases that were not recovered through price increases and a slow-down in its economy.

Non-GAAP
The analysis of Latin America non-GAAP revenues is the same as the analysis of GAAP revenues.

Latin America operating profit increased 50% due to:
•	organic improvement in Venezuela, Mexico and Argentina, and
•	changes in government regulations that impacted certain countries in 2012, partially offset by an organic decrease in Brazil from government-mandated wage increases which were not recovered through price increases and a slow-down in its economy.

EMEA
GAAP
Revenue in EMEA increased 4% ($12.1 million) due to 3% organic growth ($9.5 million) and favorable changes in currency exchange rates ($2.6 million).  Organic growth was driven by higher volumes in our Global Services line of business, Ireland and Russia, partially offset by:
•	lower volumes in France due to a customer loss, and
•	a 2012 commercial settlement in the Netherlands that did not reoccur in 2013.

EMEA operating profit decreased 14% due to a 2012 commercial settlement in the Netherlands that did not reoccur in 2013 and a customer loss in France, partially offset by improvement in our Global Services line of business and the benefit of a change in tax legislation in France.

Non-GAAP
Revenue in EMEA increased 4% ($12.0 million) due to 3% organic growth ($9.4 million) and favorable changes in currency exchange rates ($2.6 million).  Organic growth was driven by higher volumes in our Global Services line of business, Ireland and Russia, partially offset by:
•	lower volumes in France due to a customer loss, and
•	a 2012 commercial settlement in the Netherlands that did not reoccur in 2013.

EMEA operating profit decreased 15% due to a 2012 commercial settlement in the Netherlands that did not reoccur in 2013 and a customer loss in France, partially offset by improvement in our Global Services line of business and the benefit of a change in tax legislation in France.

Asia Pacific
Revenue in Asia Pacific increased 10% ($4.0 million) due to organic growth ($4.9 million) in Hong Kong and Australia partially offset by unfavorable changes in currency exchange rates ($0.9 million).

Operating profit increased 43% due to streamlining the regional cost structure and other growth across the region.

North America Segment

GAAP
Revenues in North America were flat due to an organic decrease in the United States offset by organic growth in Canada.
Operating profit decreased $4.6 million due to lower CIT demand and continued pricing pressure in the U.S.

Non-GAAP
The analysis of North America non-GAAP revenues is the same as the analysis of North America GAAP revenues.

Operating profit decreased $3.9 million due to lower CIT demand and continued pricing pressure in the U.S.

Segment Review
First Half 2013 versus First Half 2012

First Half
GAAP
			Acquisitions /
		Organic	Dispositions	Currency		% Change
(In millions)	YTD '12	Change	(a)	(b)	YTD '13	Total	Organic
Revenues:
International:
Latin America	$762.2	100.4	7.3	(43.4)	826.5	8	13
EMEA	558.8	14.4	-	2.6	575.8	3	3
Asia Pacific	76.1	11.5	-	(2.2)	85.4	12	15
International	1,397.1	126.3	7.3	(43.0)	1,487.7	6	9
North America	474.0	1.6	-	(1.3)	474.3	-	-
Total	$1,871.1	127.9	7.3	(44.3)	1,962.0	5	7
Operating profit:
International	$107.4	(5.3)	0.8	(18.3)	84.6	(21)	(5)
North America	17.2	(12.8)	-	-	4.4	(74)	(74)
Segment operating profit	124.6	(18.1)	0.8	(18.3)	89.0	(29)	(15)
Non-segment	(45.6)	6.8	0.2	-	(38.6)	(15)	(15)
Total	$79.0	(11.3)	1.0	(18.3)	50.4	(36)	(14)
Segment operating margin:
International	7.7%				5.7%
North America	3.6%				0.9%
Segment operating margin	6.7%				4.5%

Non-GAAP
			Acquisitions /
		Organic	Dispositions	Currency		% Change
(In millions)	YTD '12	Change	(a)	(b)	YTD '13	Total	Organic
Revenues:
International:
Latin America	$762.2	100.4	7.3	(43.4)	826.5	8	13
EMEA	554.2	14.4	-	2.6	571.2	3	3
Asia Pacific	76.1	11.5	-	(2.2)	85.4	12	15
International	1,392.5	126.3	7.3	(43.0)	1,483.1	7	9
North America	474.0	1.6	-	(1.3)	474.3	-	-
Total	$1,866.5	127.9	7.3	(44.3)	1,957.4	5	7
Operating profit:
International	$109.8	(6.0)	0.8	(4.9)	99.7	(9)	(5)
North America	21.6	(11.4)	-	-	10.2	(53)	(53)
Segment operating profit	131.4	(17.4)	0.8	(4.9)	109.9	(16)	(13)
Non-segment	(21.3)	2.3	-	-	(19.0)	(11)	(11)
Total	$110.1	(15.1)	0.8	(4.9)	90.9	(17)	(14)
Segment operating margin:
International	7.9%				6.7%
North America	4.6%				2.2%
Segment operating margin	7.0%				5.6%

Amounts may not add due to rounding.

See page 21 for footnote explanations.

Segment Review
First Half 2013 versus First Half 2012

Consolidated Segment Review
GAAP
Revenue increased 5% to $1,962.0 million due primarily to organic growth of 9% in our International segment partially offset by unfavorable changes in currency exchange rates.

Segment operating profit decreased 29% ($35.6 million) reflecting lower profits in both our North America and International segments.  Results include a charge of $18.7 million related to a robbery in Brussels, Belgium.  This charge impacts the North America segment by $3.5 million and International by $15.2 million.  The first half of 2013 also includes a $13.4 million charge related to the remeasurement of net monetary assets as a result of the devaluation of Venezuela currency.

Non-GAAP
Revenue increased 5% to $1,957.4 million due primarily to organic growth of 9% in our International segment partially offset by unfavorable changes in currency exchange rates.

Segment operating profit decreased 16% ($21.5 million) reflecting lower profits in both our North America and International segments.  Results include a charge of $18.7 million related to the robbery in Brussels, Belgium.  This charge impacts the North America segment by $3.5 million and International by $15.2 million.

International Segment Review

Overview
GAAP
Revenues in the first half of 2013 for our International segment were 6% higher ($90.6 million) than the same period of 2012 as:
•	revenues in Latin America were 8% higher ($64.3 million)
•	revenues in EMEA were 3% higher ($17.0 million), and
•	revenues in Asia Pacific were 12% higher ($9.3 million).

Operating profit in our International segment decreased 21% ($22.8 million) due to lower profits in Latin America and EMEA, partially offset by growth in Asia Pacific.  Results include a charge of $15.2 million related to the robbery in Brussels, Belgium and a $13.4 million charge related to the remeasurement of net monetary assets as a result of the devaluation of Venezuela currency.

We conformed the method we used in 2012 to allocate certain international overhead expenses to Latin America, EMEA and Asia Pacific to the method we are using in 2013.  The 2012 amounts were not materially affected.

Non-GAAP
The analysis of International segment non-GAAP revenues is the same as the analysis of GAAP revenues.

Operating profit in our International segment decreased 9% ($10.1 million) due to lower profits in Latin America and EMEA, partially offset by growth in Asia Pacific.  Results include a charge of $15.2 million related to the robbery in Brussels, Belgium.

Latin America
GAAP
Revenue in Latin America increased 8% ($64.3 million) due to organic growth of 13% ($100.4 million) driven by inflation-based price increases in Venezuela and Argentina, partially offset by an unfavorable currency impact ($43.4 million).

Latin America operating profit decreased 26% due to:
•	unfavorable changes in currency exchange rates ($18.1 million), including a charge related to the remeasurement of net monetary assets in Venezuela ($13.4 million),
•	an organic decrease in Brazil due to government-mandated wage increases that were not recovered through price increases, and a slow-down in its economy, and
•	higher security costs,
partially offset by:
•	organic improvement in Venezuela, Mexico and Argentina, and
•	changes in government regulations that negatively impacted certain countries in 2012.

Non-GAAP
The analysis of Latin America non-GAAP revenues is the same as the analysis of GAAP revenues.

Latin America operating profit decreased 6% due to:
•	unfavorable changes in currency exchange rates ($4.7 million),
•	an organic decrease in Brazil due to government-mandated wage increases that were not recovered through price increases, and a slow-down in its economy, and
•	higher security costs,
partially offset by:
•	organic improvement in Venezuela, Mexico and Argentina, and
•	changes in government regulations that negatively impacted certain countries in 2012.

EMEA
GAAP
EMEA revenues increased 3% ($17.0 million) due to organic revenue growth ($14.4 million) and favorable changes in currency exchange rates ($2.6 million).  Organic growth was driven by increased volumes in Global Services, Ireland and Russia, partially offset by lower revenues in France and Greece.

EMEA operating profit decreased 29% due to:
•	a 2012 commercial settlement in the Netherlands that did not reoccur in 2013,
•	a customer loss in France,
•	lower profits across much of the region, and
•	higher security costs,
partially offset by organic improvement in Global Services and the benefit of a change in tax legislation in France.

Non-GAAP
The analysis of EMEA non-GAAP revenues is the same as the analysis of GAAP revenues.

EMEA operating profit decreased 29% due to:
•	a 2012 commercial settlement in the Netherlands that did not reoccur in 2013,
•	a customer loss in France,
•	lower profits across much of the region, and
•	higher security costs,
partially offset by organic improvement in Global Services and the benefit of a change in tax legislation in France.

Asia Pacific
Revenue in Asia Pacific increased 12% ($9.3 million) due mainly to organic growth in Hong Kong, China and Australia.

Operating profit increased 73% due to streamlining the regional cost structure and improved profits in Hong Kong and China.

North America Segment

GAAP
Revenues in North America were flat due to organic decrease in the United States offset by organic growth in Canada.

Operating profit decreased $12.8 million due to lower CIT demand and continued pricing pressure in the U.S. and the $3.5 million impact of the loss related to the robbery in Brussels, Belgium.

Non-GAAP
The analysis of North America non-GAAP revenues is the same as the analysis of North America GAAP revenues.

Operating profit decreased $11.4 million due to lower CIT demand and continued pricing pressure in the U.S. and the $3.5 million impact of the loss related to the robbery in Brussels, Belgium.

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

Non-segment Income (Expense)

GAAP	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2013	2012	change	2013	2012	change

General and administrative	$(11.9)	(12.0)	(1)	(19.9)	(22.2)	(10)
Retirement costs (primarily former operations)	(10.2)	(10.5)	(3)	(20.7)	(25.2)	(18)
Royalty income	0.5	0.3	67	0.9	0.9	-
Gains on business acquisitions and dispositions	-	0.9	(100)	1.1	0.9	22
Non-segment income (expense)	$(21.6)	(21.3)	1	(38.6)	(45.6)	(15)

Second Quarter
Non-segment expenses in the second quarter of 2013 were about the same as the second quarter of 2012 as an acquisition gain recognized in the second quarter of 2012 (which did not repeat) was offset by a reduction in retirement costs and general and administrative expenses and higher royalty income.

First Half
Non-segment expenses in the first half of 2013 were $7.0 million lower than 2012, mainly due to lower retirement costs ($4.5 million) primarily related to a $4 million settlement loss recognized in the first quarter of 2012, and lower general and administrative costs ($2.3 million) primarily related to a reduction in accrued benefits recognized in the first quarter of 2013.

Outlook for 2013
We believe that non-segment expenses will be approximately $82 million in 2013, or $7 million lower than 2012 because of a decrease in costs related to retirement plans.  See page 31 for a summary of our 2013 Outlook.

Non-GAAP	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2013	2012	change	2013	2012	change

General and administrative	$(11.9)	(12.0)	(1)	(19.9)	(22.2)	(10)
Royalty income	0.5	0.3	67	0.9	0.9	-
Non-segment income (expense)	$(11.4)	(11.7)	(3)	(19.0)	(21.3)	(11)

Second Quarter
Non-segment expenses on a non-GAAP basis in the second quarter of 2013 were slightly lower than the second quarter of 2012.

First Half
Non-segment expenses on a non-GAAP basis in the first half of 2013 were $2.3 million lower than 2012, due to lower general and administrative costs ($2.3 million) primarily related to a reduction in accrued benefits recognized in the first quarter of 2013.

Outlook for 2013
We estimate that non-segment expenses on a non-GAAP basis will be approximately $41 million in 2013, or $1 million lower than 2012 primarily as a result of lower benefit costs in general and administrative expenses.  See page 31 for a summary of our 2013 Outlook.

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

From time to time, we use foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At June 30, 2013, the notional value of our shorter term outstanding foreign currency contracts was $107.7 million with remaining weighted average contract maturities of approximately one month.  These shorter term foreign currency contracts primarily offset exposures in the Euro and Mexican peso.  Additionally, these shorter term contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings.  We recognized losses of $0.5 million on such contracts in the first half of 2013.

At June 30, 2013, we also had a longer term cross currency swap contract with a notional value of $21.4 million.  This currency contract, which has a weighted average maturity of 3.0 years, was entered into to hedge exposure in Brazilian real and is designated as a cash flow hedge for accounting purposes.  We recognized net gains of $1.8 million on this contract, of which gains of $2.3 million were included other operating income (expense) to offset transaction losses of $2.3 million and expenses of $0.5 million were included in interest and other income (expense) in the first half of 2013.

At June 30, 2013, the fair value of all outstanding foreign currency contracts was $2.6 million, of which $0.5 million is included in prepaid expenses and other, $3.9 million in other assets and $1.8 million in accrued liabilities.

Venezuelan operations
Our Venezuelan operations constitute a material portion of our overall consolidated operations.  Venezuelan operations accounted for $191.6 million or 9.8% of total Brink’s revenues and represented a significant component of total segment operating profit in the six months ended June 30, 2013.

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

In February 2013, the Venezuelan government devalued the official exchange rate resulting in a new official rate of 6.3 bolivar fuertes to the dollar.  The government also announced the elimination of the SITME rate.  Beginning in February 2013, we began to use the new official exchange rate of 6.3 to remeasure our bolivar-fuerte denominated earnings, monetary assets and liabilities.  For the six months ended June 30, 2013, we recognized a $13.4 million net remeasurement loss as a result of the devaluation.

At June 30, 2013, we had bolivar fuerte-denominated net monetary assets of $85.6 million, including $66.9 million of cash denominated in bolivar fuertes.  On an equity-method basis, we had investments in our Venezuelan operations of $97.6 million at June 30, 2013.

We are currently unsure whether we will be able to continue to obtain sufficient U.S. dollars to purchase imported supplies and fixed assets to operate our business in Venezuela, and as a result, we may experience business interruptions and higher operating costs in the future.

Other Operating Income (Expense)

Other operating income (expense) includes segment and non-segment other operating income and expense.

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2013	2012	change	2013	2012	change

Share in earnings of equity affiliates	$1.6	1.4	14	3.3	2.6	27
Royalty income	0.5	0.4	25	0.9	1.0	(10)
Foreign currency items:
Transaction losses	(2.3)	(2.8)	(18)	(14.4)	(2.5)	unfav
Hedge losses	(0.1)	(0.7)	(86)	(0.5)	(0.8)	(38)
Gains on business acquisitions and dispositions	-	0.9	(100)	1.1	0.9	22
Gains (losses) on sale of property and other assets	-	0.2	(100)	0.3	0.4	(25)
Impairment losses	-	(1.1)	(100)	-	(1.1)	(100)
Other	0.4	0.5	(20)	0.7	0.4	fav
Other operating income (expense)	$0.1	(1.2)	fav	(8.6)	0.9	unfav

Second Quarter
Other operating income improved in the second quarter of 2013 primarily as a result of a $1.1 million impairment loss recognized in the second quarter of 2012.

First Half
Other operating expense increased in the first six months of 2013 primarily as a result of $13.4 million in currency exchange losses related to the February 2013 devaluation of the official exchange rate in Venezuela. These losses were partially offset by a $1.1 million gain related to a favorable purchase price adjustment for the 2010 Mexico acquisition.

Nonoperating Income and Expense

Interest expense

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2013	2012	change	2013	2012	change

Interest expense	$6.1	5.4	13	12.1	11.7	3

Outlook for 2013
We expect our interest expense to be between $24 million and $27 million in 2013. See page 31 for a summary of our 2013 outlook.

Interest and other income (expense)

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2013	2012	change	2013	2012	change

Interest income	$0.7	1.3	(46)	1.3	2.6	(50)
Gain on sale of available-for-sale securities	-	-	-	0.2	2.1	(90)
Foreign currency hedge gains (losses)	(0.3)	-	unfav	(0.5)	-	unfav
Other	-	(0.4)	(100)	(0.1)	0.1	unfav
Interest and other income (expense)	$0.4	0.9	(56)	0.9	4.8	(81)

Interest and other income (expense) was lower in the second quarter of 2013 compared with the prior-year quarter primarily due to lower interest income ($0.6 million).  Interest and other income (expense) was lower in the first half of 2013 than the prior-year period primarily due to a decrease in gains on the sale of available-for-sale securities ($1.9 million) and lower interest income ($1.3 million).

Outlook for 2013
We expect interest and other income (expense) to be between $2 million and $3 million in 2013. See page 31 for a summary of our 2013 outlook.

Income Taxes

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2013	2012	2013	2012

Continuing operations
Provision (benefit) for income taxes	$11.0	(9.1)	16.3	7.6
Effective tax rate	40.0%	(33.8)%	41.6%	10.5%

2013 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first six months of 2013 was higher than the 35% U.S. statutory tax rate primarily due to a nondeductible remeasurement charge resulting from a currency devaluation in Venezuela in the first quarter, as well as additional devaluations forecasted in the second half of 2013.

2012 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first six months of 2012 was lower than the 35% U.S. statutory tax rate largely due to a $21 million non-cash income tax benefit as a result of a change in our funding strategy for retiree health care obligations (as described below), partially offset by withholding taxes and the characterization of a French business tax as an income tax.

We changed our funding strategy for certain retiree health care obligations and, as a result, we no longer expect to be affected by an income tax deduction limitation enacted by The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (“the Act”).  The Act disallows deductions for prescription drug benefit costs funded after December 31, 2012, to the extent these costs are reimbursed by a “Medicare Part D Subsidy.”

Outlook for 2013
On a GAAP basis, the effective income tax rate for 2013 is expected to be between 49% and 52% compared to 17% in 2012.  On a non-GAAP basis, the effective income tax rate for 2013 is expected to be between 36% and 39% compared to 36% in 2012.  Our effective tax rate may fluctuate materially from these estimates due to changes in the forecasted devaluation in Venezuela, changes in forecasted permanent book-tax differences, changes in the expected geographical mix of earnings, changes in current or deferred taxes due to legislative changes, changes in valuation allowances or accruals for contingencies and other factors.  See page 31 for a summary of our 2013 outlook.

Noncontrolling Interests

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2013	2012	change	2013	2012	change

Net income attributable to noncontrolling interests	$3.3	1.6	fav	7.0	8.4	(17)

The increase in net income attributable to noncontrolling interests in the second quarter of 2013 compared with the prior-year quarter was primarily due to an increase in net income of our Venezuelan subsidiary, partially offset by a decrease in net income of our Colombian subsidiary.

The decrease in net income attributable to noncontrolling interests in the six months ended June 30, 2013, was primarily due a decrease in net income of our Venezuelan subsidiary, primarily the result of the remeasurement of net monetary assets to reflect the February 2013 devaluation of the official exchange rate in Venezuela, and a decrease in net income of our Colombian subsidiary.

Outlook for 2013
We expect net income attributable to noncontrolling interests of $3 million to $5 million on a GAAP basis and $17 million to $20 million on non-GAAP basis in 2013 as compared to $21 million on a GAAP basis and $19 million on non-GAAP basis in 2012.  We expect income of our Venezuelan operation on a GAAP basis to be negatively affected by a devaluation of the official exchange rate in the second half of 2013.  Losses related to Venezuela currency devaluation are excluded from non-GAAP earnings and amounts attributable to noncontrolling interests.  See page 31 for a summary of our 2013 outlook.

Outlook

	GAAP		Non-GAAP
(In millions)	Full-Year	Full-Year 2013	Full-Year	Full-Year 2013
	2012	Estimate	2012	Estimate

Organic revenue growth
International	11%	7% – 9%	11%	7% – 9%
North America	(2)%	0% – 2%	(2)%	0% – 2%
Total	7%	5% – 8%	7%	5% – 8%

Currency impact on revenue
International	(7)%	(3)% – (5)%	(7)%	(3)% – (5)%
North America	flat	flat	flat	flat
Total	(5)%	(2)% – (4)%	(5)%	(2)% – (4)%

Segment margin
International(a)	7.9%	6.0% – 7.0%	7.9%	7.0% – 8.0%
North America(b)	3.4%	1% – 2%	4.4%	2% – 3%
Total	6.8%	5.0% – 5.5%	7.0%	6.0% – 6.5%

Non-segment expense
General and administrative	$44	43	$44	43
Retirement plans(b)	47	41	-	-
Royalty income	(2)	(2)	(2)	(2)
Non-segment expense	$89	82	$42	41

Effective income tax rate(a)	17%	49% – 52%	36%	36% – 39%

Interest expense	$24	24 – 27	$23	24 – 27

Interest and other income (expense)(c)	$7	2 – 3	$5	2 – 3

Net income attributable to
noncontrolling interests(a)	$21	3 – 5	$19	17 – 20

Fixed assets acquired
Capital expenditures	$185	195	$185	195
Capital leases(d)	18	10	18	10
Total	$203	205	$203	205

Depreciation and amortization	$166	180 – 190	$166	180– 190

Amounts may not add due to rounding.
(a)	Actual and projected 2013 remeasurement losses on net monetary assets in Venezuela have been excluded from non-GAAP results.
(b)
Costs related to U.S. retirement plans have been excluded from non-GAAP results including $9 million in 2012 and $12 million in 2013 related to North America, and $47 million in 2012 and $41 million in 2013 related to Non-segment.

(c)	$2.4 million of gains on sales of securities have been excluded from 2012’s non-GAAP results.
(d)	Includes capital leases for newly acquired assets only.

For more information about our outlook, see:
•	page 20 for organic revenue growth,
•	page 20 for segment operating margin,
•	page 27 for non-segment expenses,
•	page 29 for interest expense,
•	page 29 for interest income and other income (expense),
•	page 30 for effective income tax rate,
•	page 30 for net income attributable to noncontrolling interests, and
•	page 37 for fixed assets acquired, depreciation and amortization.

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

(In millions, except for per share amounts)	GAAP Basis	Additional European Operations to be Exited (a)	Gains and Losses on Acquisitions and Dispositions (b)	Monetary Asset Remeasurement Losses in Venezuela (c)	Employee Benefit Settlement and Severance Losses (d)	U.S. Retirement Plans (e)	Adjust Income Tax Rate (f)	Non-GAAP Basis
	Second Quarter 2013
Revenues:
Latin America	$413.6	-	-	-	-	-	-	413.6
EMEA	295.7	(2.3)	-	-	-	-	-	293.4
Asia Pacific	42.5	-	-	-	-	-	-	42.5
International	751.8	(2.3)	-	-	-	-	-	749.5
North America	238.7	-	-	-	-	-	-	238.7
Revenue	$990.5	(2.3)	-	-	-	-	-	988.2

Operating profit:
International	$48.0	0.4	-	-	0.5	-	-	48.9
North America	6.8	-	-	-	-	2.9	-	9.7
Segment operating profit	54.8	0.4	-	-	0.5	2.9	-	58.6
Non-segment	(21.6)	-	-	-	-	10.2	-	(11.4)
Operating profit	$33.2	0.4	-	-	0.5	13.1	-	47.2

Amounts attributable to Brink’s:
Income from continuing operations	$13.2	0.4	-	-	0.4	8.2	(0.7)	21.5
Diluted EPS – continuing operations	0.27	0.01	-	-	0.01	0.17	(0.01)	0.44

See page 33 for footnote explanations.

Non-GAAP Results – Reconciled to Amounts Reported under GAAP (Continued)
(In millions, except for per share amounts)	GAAP Basis	Additional European Operations to be Exited (a)		Gains and Losses on Acquisitions and Dispositions (b)	Monetary Asset Remeasurement Losses in Venezuela (c)	Employee Benefit Settlement and Severance Losses (d)	U.S. Retirement Plans (e)	Adjust Income Tax Rate (f)	Non-GAAP Basis
	First Half 2013

Revenues:
Latin America	$826.5	-		-	-	-	-	-	826.5
EMEA	575.8	(4.6)		-	-	-	-	-	571.2
Asia Pacific	85.4	-		-	-	-	-	-	85.4
International	1,487.7	(4.6)	`	-	-	-	-	-	1,483.1
North America	474.3	-		-	-	-	-	-	474.3
Revenue	$1,962.0	(4.6)		-	-	-	-	-	1,957.4

Operating profit:
International	$84.6	0.9		-	13.4	0.8	-	-	99.7
North America	4.4	-		-	-	-	5.8	-	10.2
Segment operating profit	89.0	0.9		-	13.4	0.8	5.8	-	109.9
Non-segment	(38.6)	-		(1.1)	-	-	20.7	-	(19.0)
Operating profit	$50.4	0.9		(1.1)	13.4	0.8	26.5	-	90.9

Amounts attributable to Brink’s:
Income from continuing operations	$15.9	1.0		(1.1)	8.4	0.6	16.6	(2.6)	38.8
Diluted EPS – continuing operations	0.33	0.02		(0.02)	0.17	0.01	0.34	(0.05)	0.79

Amounts may not add due to rounding.

(a)	To eliminate results of additional European operations we intend to exit in 2013. Operations do not currently meet requirements to be classified as discontinued operations.
(b)
To eliminate a $1.1 million adjustment to the amount of gain recognized on a 2010 business acquisition in Mexico as a result of a favorable adjustment to the purchase price received in the first quarter of 2013.

(c)	To eliminate currency exchange losses related to a 16% devaluation of the official exchange rate in Venezuela from 5.3 to 6.3 bolivar fuertes to the U.S. dollar in February 2013.
(d)	To eliminate employee benefit settlement losses in Mexico.
(e)	To eliminate expenses related to U.S. retirement plans.
(f)
To adjust effective income tax rate in the interim period to be equal to the midpoint of the estimated range of the full-year non-GAAP effective income tax rate.  The midpoint of the estimated range of the full-year non-GAAP effective tax rate for 2013 is 37.5%.

Non-GAAP Results – Reconciled to Amounts Reported under GAAP (Continued)
(In millions, except for per share amounts)	GAAP Basis	Additional European Operations to be Exited (a)		Gains and Losses on Acquisitions and Dispositions (b)	Employee Benefit Settlement and Severance Losses (c)	U.S. Retirement Plans (d)	Tax Benefit on Change in Health Care Funding Strategy (e)	Adjust Income Tax Rate (f)	Non-GAAP Basis
	Second Quarter 2012
Revenues:
Latin America	$375.9	-		-	-	-	-	-	375.9
EMEA	283.6	(2.2)		-	-	-	-	-	281.4
Asia Pacific	38.5	-		-	-	-	-	-	38.5
International	698.0	(2.2)		-	-	-	-	-	695.8
North America	237.6	-		-	-	-	-	-	237.6
Revenue	$935.6	(2.2)		-	-	-	-	-	933.4

Operating profit:
International	$41.3	0.7		-	0.3	-	-	-	42.3
North America	11.4	-		-	-	2.2	-	-	13.6
Segment operating profit	52.7	0.7		-	0.3	2.2	-	-	55.9
Non-segment	(21.3)	-		(0.9)	-	10.5	-	-	(11.7)
Operating profit	$31.4	0.7		(0.9)	0.3	12.7	-	-	44.2

Amounts attributable to Brink’s:
Income from continuing operations	$34.4	0.7		(0.9)	0.2	7.6	(20.9)	2.4	23.5
Diluted EPS – continuing operations	0.71	0.01		(0.02)	-	0.16	(0.43)	0.05	0.48

	First Half 2012

Revenues:
Latin America	$762.2	-		-	-	-	-	-	762.2
EMEA	558.8	(4.6)		-	-	-	-	-	554.2
Asia Pacific	76.1	-		-	-	-	-	-	76.1
International	1,397.1	(4.6)	`	-	-	-	-	-	1,392.5
North America	474.0	-		-	-	-	-	-	474.0
Revenue	$1,871.1	(4.6)		-	-	-	-	-	1,866.5

Operating profit:
International	$107.4	1.3		-	1.1	-	-	-	109.8
North America	17.2	-		-	-	4.4	-	-	21.6
Segment operating profit	124.6	1.3		-	1.1	4.4	-	-	131.4
Non-segment	(45.6)	-		(0.9)	-	25.2	-	-	(21.3)
Operating profit	$79.0	1.3		(0.9)	1.1	29.6	-	-	110.1

Amounts attributable to Brink’s:
Income from continuing operations	$56.1	1.4		(2.1)	0.8	17.8	(20.9)	3.4	56.5
Diluted EPS – continuing operations	1.16	0.02		(0.04)	0.02	0.37	(0.43)	0.07	1.16

See page 35 for footnote explanations.

Non-GAAP Results – Reconciled to Amounts Reported under GAAP (Continued)

(In millions, except for per share amounts)	GAAP Basis	Additional European Operations to be Exited (a)	Gains and Losses on Acquisitions and Dispositions (b)	Employee Benefit Settlement and Severance Losses (c)	U.S. Retirement Plans (d)	Tax Benefit on Change in Healthcare Funding Strategy (e)	Adjust Income Tax Rate (f)	Non-GAAP Basis
	Full Year 2012
Revenues:
Latin America	$1,579.4	-	-	-	-	-	-	1,579.4
EMEA	1,135.1	(9.2)	-	-	-	-	-	1,125.9
Asia Pacific	158.9	-	-	-	-	-	-	158.9
International	2,873.4	(9.2)	-	-	-	-	-	2,864.2
North America	945.4	-	-	-	-	-	-	945.4
Revenues	$3,818.8	(9.2)	-	-	-	-	-	3,809.6

Operating profit:
International	$229.8	3.6	(8.5)	3.9	-	-	-	228.8
North America	32.5	-	-	-	8.8	-	-	41.3
Segment operating profit	262.3	3.6	(8.5)	3.9	8.8	-	-	270.1
Non-segment	(88.9)	-	(0.8)	-	47.4	-	-	(42.3)
Operating profit	$173.4	3.6	(9.3)	3.9	56.2	-	-	227.8

Amounts attributable to Brink’s:
Income from continuing operations	$109.1	3.9	(14.0)	2.8	33.8	(21.1)	-	114.5
Diluted EPS – continuing operations	2.24	0.08	(0.29)	0.06	0.70	(0.43)	-	2.36

Amounts may not add due to rounding.

(a)	To eliminate results of additional European operations we intend to exit in 2013. Operations do not currently meet requirements to be classified as discontinued operations.
(b)	To eliminate:
•
Gains related to the sale of investments in mutual fund securities ($1.9 million in the first quarter and $0.5 million in the third quarter).  Proceeds from the sales were used to fund the settlement of pension obligations related to our former chief executive officer, and former chief administrative officer.

•
Gains and losses related to business acquisitions and dispositions.  A $0.9 million gain was recognized in the second quarter and a $0.1 million loss was recognized in the third quarter.  In the fourth quarter of 2012, tax expense included a benefit of $7.5 million related to a reduction in an income tax accrual established as part of the 2010 acquisition of subsidiaries in Mexico, and pretax income included a $2.1 million favorable adjustment to the local profit sharing accrual as a result of the change in tax expectation.

•	Third-quarter gain on the sale of real estate in Venezuela ($7.2 million).
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

(d)	To eliminate expenses related to U.S. retirement plans.
(e)	To eliminate tax benefit related to change in retiree health care funding strategy.
(f)	To adjust effective income tax rate in the interim period to be equal to the full-year non-GAAP effective income tax rate. The full-year non-GAAP effective tax rate for 2012 was 36.2%.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows from operating activities increased by $10.8 million in the first six months of 2013 as compared to the first six months of 2012.  Changes in amounts owed to customers improved cash flow in 2013 and used cash in 2012.  We used $9.8 million more cash for investing activities in the first six months of 2013 as compared to the first six months of 2012 primarily as a result of an increase in capital expenditures.  We also increased our ownership in a subsidiary and paid some acquisition-related debt in the first half of 2013.  We financed our liquidity needs in the first six months of 2013 with our revolving credit facility and short-term borrowings.

We entered into a new master lease agreement in late 2009 to finance the acquisition of new armored vehicles in the U.S.  Vehicles acquired under the 2009 lease agreement have been accounted for as capital leases.  Vehicles acquired under the previous lease agreement were accounted for as operating leases.

Operating Activities

	Six Months
	Ended June 30,		$
(In millions)	2013	2012	change

Cash flows from operating activities
Non-GAAP basis	$36.5	60.6	(24.1)
Increase (decrease) in certain customer obligations(a)	14.8	(20.4)	35.2
Discontinued operations(b)	(10.2)	(9.9)	(0.3)
GAAP basis	$41.1	30.3	10.8

(a)
To eliminate the change in the balance of customer obligations related to cash received and processed in certain of our Cash Management Services operations.  The title to this cash transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources.

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

GAAP
Operating cash flows increased by $10.8 million in the first six months of 2013 as compared to the same period in 2012.  The increase was primarily due to changes in the amount of cash held for customers in certain of our secure Cash Management Services operations (cash held for customers decreased by $20.4 million in the first six months of 2012 and increased by $14.8 million in the same 2013 period).  Lower operating profit from continuing operations, the timing of insurance recoveries and changes in working capital also resulted in less cash provided from operations during the 2013 period.

Non-GAAP
Cash flows from operating activities decreased by $24.1 million on a non-GAAP basis in the first six months of 2013 as compared to the same period in 2012.  The decrease was primarily due to lower operating profit from continuing operations, the timing of insurance recoveries and changes in working capital.

Investing Activities

	Six Months
	Ended June 30,		$
(In millions)	2013	2012	change

Cash flows from investing activities
Capital expenditures	$(79.7)	(70.9)	(8.8)
Acquisitions	(18.0)	(16.4)	(1.6)
Proceeds from the sale of available-for-sale securities and other investments	8.9	11.8	(2.9)
Other	0.2	(0.7)	0.9
Discontinued operations	0.5	(2.1)	2.6
Investing activities	$(88.1)	(78.3)	(9.8)

Cash used by investing activities increased by $9.8 million in the first six months of 2013 versus the first six months of 2012.  The increase was primarily due to an $8.8 million increase in capital expenditures, a $1.6 million increase in cash used for business acquisitions and a $2.9 million decrease in cash received from the sale of available-for-sale securities and other investments.  The increase in cash used for business acquisitions is primarily due to the acquisition of Rede Trel, a Brazil-based distributor of electronic prepaid products, for approximately $15.9 million, net of cash acquired.  Acquisitions in 2012 include the purchase of a logistics software provider in France.  We included the acquisition of a noncontrolling interest of a subsidiary in the financing section of our cash flow statement.

	Six Months				Full Year
	Ended June 30,		$	Full Year	Outlook
(In millions)	2013	2012	change	2012	2013

Property and equipment acquired during the period

Capital expenditures:
International	$60.1	43.7	16.4	130.3	(a)
North America	19.6	27.2	(7.6)	54.2	(a)
Capital expenditures	79.7	70.9	8.8	184.5	195

Capital leases(b):
International	-	2.7	(2.7)	2.7	(a)
North America	0.5	6.0	(5.5)	15.4	(a)
Capital leases	0.5	8.7	(8.2)	18.1	10

Total:
International	60.1	46.4	13.7	133.0	(a)
North America	20.1	33.2	(13.1)	69.6	(a)
Total	$80.2	79.6	0.6	202.6	205

Depreciation and amortization

International	$55.9	50.3	5.6	102.3	(a)
North America	32.7	30.9	1.8	63.2	(a)
Depreciation and amortization	$88.6	81.2	7.4	165.5	180 – 190

(a)	Not provided
(b)
Represents the amount of property and equipment acquired using capital leases.  Because the assets are acquired without using cash, the amounts are not reflected in the consolidated cash flow statement.  Amounts are provided here to assist in the comparison of assets acquired in the current year versus prior years.  Sales leaseback transactions are excluded from "Capital leases" above.

Capital expenditures in the first half of 2013 were primarily for information technology, new cash processing and security equipment, armored vehicles and CompuSafe® units.

Capital expenditures and capital leases were relatively flat in the first half of 2013 when compared to the same period of last year, with higher spending in the International region offset by lower spending in North America.  The International segment increased $13.7 million primarily due to investment in productivity initiatives in Latin America, especially Mexico.  North America decreased $13.1 million primarily due to lower purchases of armored vehicles and lower investment in information technology.

Full-year total property and equipment acquired during 2013 is expected to be consistent with full-year 2012.

Financing Activities

Summary of financing activities

	Six Months
	Ended June 30,
(In millions)	2013	2012

Cash provided (used) by financing activities
Borrowings and repayments:
Short-term debt	$70.0	12.0
Long-term revolving credit facilities	85.5	1.1
Other long-term debt	(14.7)	(7.2)
Borrowings (repayments)	140.8	5.9

Acquisition of a noncontrolling interest in a subsidiary	(18.5)	-
Payment of acquisition-related obligation	(8.1)	-
Debt financing costs	-	(1.5)
Dividends attributable to:
Shareholders of Brink’s	(9.6)	(9.4)
Noncontrolling interests in subsidiaries	(1.6)	(5.7)
Other	(1.7)	(0.4)
Discontinued operations	-	1.8
Cash flows from financing activities	$101.3	(9.3)

Debt borrowings and repayments
In the first half of 2013, we borrowed from our revolving credit facilities and short-term debt to fund operating and investing activities and the acquisition of a noncontrolling interest in a subsidiary.

Dividends
We paid dividends to Brink’s shareholders of $0.20 per share ($9.6 million) in the first half of 2013, similar to the prior year.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the board of directors.

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

Reconciliation of Net Debt to U.S. GAAP Measures

	June 30,	December 31,
(In millions)	2013	2012

Debt:
Short-term	$94.1	26.7
Long-term	432.8	362.6
Total Debt	526.9	389.3

Less:
Cash and cash equivalents	239.8	201.7
Amounts held by Cash Management Services operations(a)	(56.1)	(44.0)
Cash and cash equivalents available for general corporate purposes	183.7	157.7

Net Debt	$343.2	231.6

(a)
 Title to cash received and processed in certain of our Cash Management Services operations transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources and in our computation of Net Debt.

Net Debt is a supplemental non-GAAP financial measure that is not required by, or presented in accordance with GAAP.  We use Net Debt as a measure of our financial leverage.  We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage. Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our consolidated balance sheets.  Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP.   Net Debt excluding cash and debt in Venezuelan operations was $411 million at June 30, 2013, and $280 million at December 31, 2012.

Net Debt increased by $112 million primarily due to the amount of cash used for acquisitions ($45 million, net of cash acquired and including amounts classified in investing and financing activities) and the timing of insurance recoveries and changes in working capital.

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

Incremental taxes.  Of the $239.8 million of cash and cash equivalents at June 30, 2013, approximately $226.5 million is held by subsidiaries that we consider to be permanently invested and for which we do not expect to repatriate to the U.S.  If we were to decide to repatriate this cash to the U.S., we may have to accrue and pay additional income taxes.  Given the number of foreign operations and the complexities of the tax law, it is not practical to estimate the potential tax liability, but the amount of taxes owed could be material depending on how and when the repatriation were to occur.

Venezuela.  The Venezuelan government has currency restrictions that limit our ability to obtain U.S. dollars to operate our business and to repatriate cash.  This may limit our ability to use funds earned in Venezuela for general corporate purposes, including reducing our debt.  At June 30, 2013, our Venezuelan subsidiaries held $0.5 million of cash and short-term investments denominated in U.S. dollars and $66.9 million of cash denominated in bolivar fuertes.

Pension contributions. We have a significant underfunded U.S. pension plan that will be required to be funded in the future.  We currently expect to be able to fund pension contributions in the future with cash from operations and borrowings, but we may contribute shares of our stock in the future, if necessary.  Estimated future contributions to our primary U.S. pension plan total $234.4 million at June 30, 2013, based on assumptions as of December 31, 2012.

Debt
We have a $480 million unsecured revolving bank credit facility (the “Revolving Facility”) that matures in January 2017.  The Revolving Facility’s interest rate is based on LIBOR plus a margin, alternate base rate plus a margin, or competitive bid.  The Revolving Facility allows us to borrow or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of June 30, 2013, $289 million was available under the Revolving Facility.  Amounts outstanding under the Revolving Facility as of June 30, 2013, were denominated primarily in U.S. dollars and to a lesser extent in Canadian dollars and in euros.

The margin on LIBOR borrowings under the Revolving Facility, which ranges from 0.9% to 1.575% depending on our credit rating, was 1.20% at June 30, 2013.  The margin on alternate base rate borrowings under the Revolving Facility ranges from 0.0% to 0.575%.  We also pay an annual facility fee on the Revolving Facility based on our credit rating.  The facility fee, which ranges from 0.10% to 0.30%, was 0.175% at June 30, 2013.

We have $100 million in unsecured notes issued through a private placement debt transaction (the “Notes”).  The Notes comprise $50 million in series A notes with a fixed interest rate of 4.57% and $50 million in series B notes with a fixed interest rate of 5.20%.  The Notes are due in January 2021 with principal payments under the series A notes to begin in January 2015.

As of June 30, 2013, we had three unsecured multi-currency revolving bank credit facilities totaling $73 million, of which approximately $39 million was available. A $20 million facility expires in May 2014, a $30 million facility expires in October 2014 and a $23 million facility expires in December 2015.  Interest on these facilities is based on LIBOR plus a margin.  The margin ranges from 0.9% to 2.125%.  We also have the ability to borrow from other banks, at the banks’ discretion, under short-term uncommitted agreements.  Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

We have a $20 million unsecured committed credit facility that expires in April 2014.  Interest on this facility is based on LIBOR plus a margin, which ranges from 1.20% to 1.575%.  As of June 30, 2013, $1 million was available under the facility.

We have three unsecured letter of credit facilities totaling $164 million, of which approximately $32 million was available at June 30, 2013.  A $54 million facility and a $25 million facility expire in December 2014 and an $85 million facility expires in June 2015.  The Revolving Facility and the multi-currency revolving credit facilities are also used for issuance of letters of credit and bank guarantees.

The Revolving Facility, the Notes, the unsecured multi-currency revolving bank credit facilities, the unsecured committed credit facility and the letter of credit facilities contain subsidiary guarantees and various financial and other covenants.  The financial covenants, among other things, limit our total indebtedness, limit priority debt, limit asset sales, limit the use of proceeds from asset sales and provide for minimum coverage of interest costs.  The credit agreements do not provide for the acceleration of payments should our credit rating be reduced.  If we were not to comply with the terms of our various credit agreements, the repayment terms could be accelerated and the commitments could be withdrawn.  An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  We were in compliance with all financial covenants at June 30, 2013.

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

Equity
At June 30, 2013, we had 100 million shares of common stock authorized and 48.0 million shares issued and outstanding.

U.S. Retirement Liabilities

Funded Status of U.S. Retirement Plans
	Actual	Actual	Projected
(In millions)	2012	1st Half 2013	2nd Half 2013	2014	2015	2016	2017

U.S. pension plans
Beginning funded status	$(305.3)	(275.0)	(262.4)	(243.4)	(195.0)	(129.5)	(56.1)
Net periodic pension credit(a)	16.2	7.4	7.3	18.9	23.4	28.7	34.6
Payment from Brink’s:
Primary U.S. pension plan	22.4	4.5	8.4	27.8	40.7	43.3	37.2
Other U.S. pension plan	14.8	0.7	0.2	0.8	0.8	0.8	0.8
Benefit plan experience (loss) gain	(23.1)	-	3.1	0.9	0.6	0.6	0.1
Ending funded status	$(275.0)	(262.4)	(243.4)	(195.0)	(129.5)	(56.1)	16.6

UMWA plans
Beginning funded status	$(261.6)	(256.6)	(256.1)	(255.5)	(255.1)	(255.5)	(256.5)
Net periodic postretirement credit (cost)(a)	(1.0)	0.5	0.6	0.4	(0.4)	(1.0)	(1.9)
Benefit plan experience gain	6.3	-	-	-	-	-	-
Other	(0.3)	-	-	-	-	-	-
Ending funded status	$(256.6)	(256.1)	(255.5)	(255.1)	(255.5)	(256.5)	(258.4)

Black lung and other plans
Beginning funded status	$(60.9)	(50.8)	(48.0)	(47.3)	(44.0)	(40.9)	(37.9)
Net periodic postretirement cost(a)	(2.6)	(0.9)	(0.8)	(1.6)	(1.5)	(1.4)	(1.4)
Payment from Brink’s	6.6	3.7	1.5	4.9	4.6	4.4	4.1
Benefit plan experience gain	6.1	-	-	-	-	-	-
Ending funded status	$(50.8)	(48.0)	(47.3)	(44.0)	(40.9)	(37.9)	(35.2)

(a)	Excludes amounts reclassified from accumulated other comprehensive income (loss).

U.S. Pension Plans
Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement.  There were approximately 20,100 beneficiaries in the plans at December 31, 2012.

UMWA Plans
Retirement benefits related to former coal operations include medical benefits provided by the Pittston Coal Group Companies Employee Benefit Plan for UMWA Represented Employees.  There were approximately 4,300 beneficiaries in the UMWA plans at December 31, 2012.  The company does not expect to make additional contributions to these plans until 2022 based on actuarial assumptions.

Black Lung
Under the Federal Black Lung Benefits Act of 1972, Brink’s is responsible for paying lifetime black lung benefits to miners and their dependents for claims filed and approved after June 30, 1973.  There were approximately 780 black lung beneficiaries at December 31, 2012.

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

	Actual	Actual	Projected
(In millions)	2012	1st Half 2013	2nd Half 2013	FY2013	2014	2015	2016	2017

U.S. pension plans	$28.3	15.3	15.2	30.5	20.4	11.6	3.1	(6.8)
UMWA plans	22.0	9.3	9.2	18.5	18.7	18.5	18.4	18.4
Black lung and other plans	5.9	1.9	2.0	3.9	3.6	3.5	3.4	3.4
Total	$56.2	26.5	26.4	52.9	42.7	33.6	24.9	15.0

Amounts allocated to:
North American Segment	$8.8	5.8	6.0	11.8	7.8	4.4	1.1	(2.7)
Non-segment	47.4	20.7	20.4	41.1	34.9	29.2	23.8	17.7
Total	$56.2	26.5	26.4	52.9	42.7	33.6	24.9	15.0

Summary of Total Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants

This table summarizes actual and projected payments
•	from Brink’s to U.S. retirement plans, and
•	from the plans to participants.

	Actual	Actual	Projected
(In millions)	2012	1st Half 2013	2nd Half 2013	FY2013	2014	2015	2016	2017

Payments from Brink’s to U.S. Plans
Primary U.S. pension plan	$22.4	4.5	8.4	12.9	27.8	40.7	43.3	37.2
Other U.S. pension plan	14.8	0.7	0.2	0.9	0.8	0.8	0.8	0.8
Black lung and other plans	6.6	3.7	1.5	5.2	4.9	4.6	4.4	4.1
Total	$43.8	8.9	10.1	19.0	33.5	46.1	48.5	42.1

Payments from U.S. Plans to participants
Primary U.S. pension plan	$41.4	21.2	23.4	44.6	46.0	47.3	48.4	50.0
Other U.S. pension plan	14.8	0.7	0.2	0.9	0.8	0.8	0.8	0.8
UMWA plans	35.7	16.1	18.7	34.8	34.9	35.1	34.8	34.4
Black lung and other plans	6.6	3.7	1.5	5.2	4.9	4.6	4.4	4.1
Total	$98.5	41.7	43.8	85.5	86.6	87.8	88.4	89.3

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of the most recent measurement date.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

Commitments and Contingent Matters

Operating leases
We have made residual value guarantees of approximately $13.5 million at June 30, 2013, related to operating leases, principally for trucks and other vehicles.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We serve customers in more than 100 countries, including approximately 50 countries where we operate subsidiaries.  These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates.  In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program.  Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposure in the six months ended June 30, 2013.

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information

This document contains both historical and forward-looking information.  Words such as “anticipates,” “assumes,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “believes,” “potential,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, anticipated revenue, segment operating profit, segment margin, non-segment expense, interest expense, income tax rate, non-controlling interest expense, capital expenditures, productivity investments and improvement, capital leases and depreciation and amortization for 2013, future devaluation in Venezuela, anticipated results in the Company’s segments and regions, and pending acquisitions, dispositions and related transactions.  Forward-looking information in this document is subject to known and unknown risks, uncertainties and contingencies, which are difficult to predict or quantify, and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond our control, include, but are not limited to:
•	continuing market volatility and commodity price fluctuations and their impact on the demand for our services,
•	our ability to continue profit growth in Latin America,
•	our ability to maintain or improve volumes at favorable pricing levels and increase cost efficiencies in the United States and Europe,
•	investments in information technology and value-added services and their impact on revenue and profit growth,
•	our ability to develop and implement solutions for our customers and gain market acceptance of those solutions,
•	our ability to maintain an effective IT infrastructure and safeguard confidential information,
•
risks customarily associated with operating in foreign countries including changing labor and economic conditions, currency devaluations, safety and security issues, political instability, restrictions on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive government actions,

•	the strength of the U.S. dollar relative to foreign currencies and foreign currency exchange rates,
•	the stability of the Venezuelan economy, changes in Venezuelan policy regarding foreign-owned businesses,
•	changes in currency restrictions and in foreign exchange rates,
•	fluctuations in value of the Venezuelan bolivar fuerte,
•	regulatory and labor issues in many of our global operations, including negotiations with organized labor and the possibility of work stoppages,
•	our ability to identify and execute further cost and operational improvements and efficiencies in our core businesses,
•	our ability to integrate successfully recently acquired companies and improve their operating profit margins,
•	costs related to dispositions and market exits,
•	our ability to identify acquisitions and other strategic opportunities in emerging markets,
•	the willingness of our customers to absorb fuel surcharges and other future price increases,
•	our ability to obtain necessary information technology and other services at favorable pricing levels from third party service providers,
•	variations in costs or expenses and performance delays of any public or private sector supplier, service provider or customer,
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

•	the nature of our hedging relationships,
•	changes in estimates and assumptions underlying our critical accounting policies,
•	our ability to realize deferred tax assets,
•	the outcome of pending and future claims and litigation,
•	public perception of the Company’s business and reputation,
•	access to the capital and credit markets,
•	seasonality, pricing and other competitive industry factors, and
•	the promulgation and adoption of new accounting standards and interpretations, new government regulations and interpretation of existing regulations.

This list of risks, uncertainties and contingencies is not intended to be exhaustive.  Additional factors that could cause our results to differ materially from those described in the forward-looking statements can be found under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2012, and in our other public filings with the Securities and Exchange Commission.  The forward-looking information included in this document is representative only as of the date of this document and The Brink’s Company undertakes no obligation to update any information contained in this document.

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

Item 6.  Exhibits

Exhibit
Number                        Description

10.1
Second Amendment to Credit Agreement, dated as of May 9, 2013, among The Brink’s Company, as Parent Borrower and as a Guarantor, the subsidiary borrowers referred to therein, as Subsidiary Borrowers, certain of Parent Borrower’s subsidiaries, as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and the various lenders named therein.

10.2	Directors’ Stock Accumulation Plan, as amended and restated as of July 11, 2013.
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

101
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2013, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Consolidated Balance Sheets at June 30, 2013, and December 31, 2012, (ii)  the Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012, (iv) the Consolidated Statement of Equity for the six months ended June 30, 2013, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

July 25, 2013	By: /s/ Joseph W. Dziedzic
Joseph W. Dziedzic
(Vice President and
Chief Financial Officer)
(principal financial officer)