Form 10-Q
period 2013-09-30
BRINKS CO
filed 2013-10-25
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes  ☐  No  ☒

As of October 21, 2013, 48,268,087 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements

THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(In millions)	2013	2012

ASSETS

Current assets:
Cash and cash equivalents	$242.3	201.7
Accounts receivable, net	674.1	612.3
Prepaid expenses and other	159.5	122.1
Deferred income taxes	60.4	59.4
Total current assets	1,136.3	995.5

Property and equipment, net	776.3	793.8
Goodwill	253.0	243.8
Other intangibles	58.7	56.1
Deferred income taxes	383.2	385.3
Other	91.5	79.4

Total assets	$2,699.0	2,553.9

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$76.5	26.7
Current maturities of long-term debt	25.9	27.0
Accounts payable	168.1	172.8
Accrued liabilities	559.0	516.5
Total current liabilities	829.5	743.0

Long-term debt	419.8	335.6
Accrued pension costs	372.2	397.8
Retirement benefits other than pensions	299.6	304.6
Deferred income taxes	19.5	18.7
Other	169.0	177.4
Total liabilities	2,109.6	1,977.1

Commitments and contingent liabilities (notes 3, 4 and 12)

Equity:
The Brink’s Company (“Brink’s”) shareholders:
Common stock	48.3	47.8
Capital in excess of par value	561.0	568.3
Retained earnings	660.4	659.1
Accumulated other comprehensive loss	(759.3)	(773.4)
Brink’s shareholders	510.4	501.8

Noncontrolling interests	79.0	75.0

Total equity	589.4	576.8

Total liabilities and equity	$2,699.0	2,553.9

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Income
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions, except for per share amounts)	2013	2012	2013	2012

Revenues	$1,003.0	944.9	2,960.4	2,811.4

Costs and expenses:
Cost of revenues	799.7	764.6	2,415.0	2,281.3
Selling, general and administrative expenses	143.5	143.5	425.7	414.0
Total costs and expenses	943.2	908.1	2,840.7	2,695.3
Other operating income (expense)	1.2	8.9	(7.4)	9.8

Operating profit	61.0	45.7	112.3	125.9

Interest expense	(6.5)	(5.7)	(18.5)	(17.2)
Interest and other income (expense)	0.3	1.5	1.2	6.3
Income from continuing operations before tax	54.8	41.5	95.0	115.0
Provision for income taxes	15.5	15.5	32.0	23.3

Income from continuing operations	39.3	26.0	63.0	91.7

Loss from discontinued operations, net of tax	(7.3)	(7.8)	(31.9)	(17.6)

Net income	32.0	18.2	31.1	74.1
Less net income attributable to noncontrolling interests	(8.2)	(4.7)	(15.2)	(13.1)

Net income attributable to Brink’s	23.8	13.5	15.9	61.0

Amounts attributable to Brink’s
Continuing operations	31.1	21.3	47.8	78.6
Discontinued operations	(7.3)	(7.8)	(31.9)	(17.6)

Net income attributable to Brink’s	$23.8	13.5	15.9	61.0

Earnings (loss) per share attributable to Brink’s common shareholders(a)
Basic:
Continuing operations	$0.64	0.44	0.98	1.63
Discontinued operations	(0.15)	(0.16)	(0.66)	(0.37)
Net income	0.49	0.28	0.33	1.26

Diluted:
Continuing operations	$0.63	0.44	0.98	1.62
Discontinued operations	(0.15)	(0.16)	(0.65)	(0.36)
Net income	0.49	0.28	0.32	1.26

Weighted-average shares
Basic	48.7	48.5	48.6	48.4
Diluted	49.0	48.6	48.9	48.6

Cash dividends paid per common share	$0.10	0.10	0.30	0.30

(a) Amounts may not add due to rounding

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2013	2012	2013	2012

Net income	$32.0	18.2	31.1	74.1

Benefit plan adjustments:
Benefit plan experience gains	13.6	14.8	49.0	45.5
Benefit plan prior service (costs) credits	5.4	1.3	6.7	(9.1)
Deferred profit sharing	-	0.2	-	0.5
Total benefit plan adjustments	19.0	16.3	55.7	36.9

Foreign currency translation adjustments	8.2	11.9	(23.9)	1.0
Unrealized gains (losses) on available-for-sale securities	0.3	(0.4)	0.2	(2.0)
Gains on cash flow hedges	0.3	-	1.1	-
Other comprehensive income before tax	27.8	27.8	33.1	35.9
Provision for income taxes	6.9	5.5	19.8	12.8

Other comprehensive income	20.9	22.3	13.3	23.1

Comprehensive income	52.9	40.5	44.4	97.2
Less comprehensive income attributable to noncontrolling interests	8.9	5.6	14.1	12.0

Comprehensive income attributable to Brink's	$44.0	34.9	30.3	85.2

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statement of Equity

Nine Months ended September 30, 2013
(Unaudited)

	Attributable to Brink’s
			Capital		Accumulated	Attributable
			in Excess		Other	to
		Common	of Par	Retained	Comprehensive	Noncontrolling
(In millions)	Shares	Stock	Value	Earnings	Loss	Interests	Total

Balance as of December 31, 2012	47.8	$47.8	568.3	659.1	(773.4)	75.0	576.8

Net income	-	-	-	15.9	-	15.2	31.1
Other comprehensive income (loss)	-	-	-	-	14.4	(1.1)	13.3
Dividends to:
Brink’s common shareholders ($0.30 per share)	-	-	-	(14.4)	-	-	(14.4)
Noncontrolling interests	-	-	-	-	-	(4.2)	(4.2)
Share-based compensation:
Stock options and awards:
Compensation expense	-	-	7.5	-	-	-	7.5
Consideration from exercise of stock options	0.2	0.2	2.8	-	-	-	3.0
Reduction in excess tax benefit of stock compensation	-	-	(2.6)	-	-	-	(2.6)
Other share-based benefit programs	0.3	0.3	(3.2)	(0.2)	-	-	(3.1)
Acquisition of a noncontrolling interest in a subsidiary	-	-	(11.8)	-	(0.3)	(6.4)	(18.5)
Capital contributions from noncontrolling interest	-	-	-	-	-	0.5	0.5

Balance as of September 30, 2013	48.3	$48.3	561.0	660.4	(759.3)	79.0	589.4

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months
	Ended September 30,
(In millions)	2013	2012

Cash flows from operating activities:
Net income	$31.1	74.1
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	31.9	17.6
Depreciation and amortization	132.6	121.4
Share-based compensation expense	7.5	7.1
Deferred income taxes	(26.8)	(43.7)
Gains and losses:
Sales of available-for-sale securities	(0.3)	(2.6)
Sales of property and other assets	(0.7)	(7.7)
Business acquisitions and dispositions	(2.0)	(0.8)
Impairment losses	-	2.6
Retirement benefit funding (more) less than expense:
Pension	15.3	(10.3)
Other than pension	11.5	17.0
Loss on Venezuela currency devaluation	13.4	-
Other operating	2.8	10.9
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(101.1)	(91.3)
Accounts payable, income taxes payable and accrued liabilities	37.8	60.4
Customer obligations	(4.4)	0.2
Prepaid and other current assets	(18.1)	(10.8)
Other	(15.2)	2.9
Discontinued operations	(10.9)	(17.7)
Net cash provided by operating activities	104.4	129.3

Cash flows from investing activities:
Capital expenditures	(124.3)	(117.3)
Acquisitions	(18.1)	(16.8)
Sales of available-for-sale securities and other investments	9.2	15.0
Cash proceeds from sale of property and equipment	2.8	12.1
Redemption of cash-surrender value of life insurance policies	-	6.2
Other	(0.5)	4.8
Discontinued operations	(0.7)	(3.6)
Net cash used by investing activities	(131.6)	(99.6)

Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term debt	55.3	6.2
Long-term revolving credit facilities	97.7	24.2
Other long-term debt:
Borrowings	4.5	9.7
Repayments	(20.9)	(22.2)
Acquisition of a noncontrolling interest in a subsidiary	(18.5)	(5.9)
Payment of acquisition-related obligation	(12.8)	-
Debt financing costs	-	(1.5)
Dividends to:
Shareholders of Brink’s	(14.4)	(14.2)
Noncontrolling interests in subsidiaries	(4.2)	(5.9)
Proceeds from exercise of stock options	3.0	0.3
Minimum tax withholdings associated with share-based compensation	(3.3)	(5.6)
Other	(0.6)	-
Discontinued operations	(2.7)	2.2
Net cash provided (used) by financing activities	83.1	(12.7)
Effect of exchange rate changes on cash	(15.3)	2.8
Cash and cash equivalents:
Increase	40.6	19.8
Balance at beginning of period	201.7	182.9
Balance at end of period	$242.3	202.7

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

Assets and liabilities of foreign subsidiaries in non-highly inflationary economies are translated into U.S. dollars using rates of exchange at the balance sheet date.  Translation adjustments are recorded in other comprehensive income.  Revenues and expenses are translated at rates of exchange in effect during the year.  Transaction gains and losses are recorded in net income.

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

Venezuela
Brink’s Venezuela accounted for $306.3 million or 10% of total Brink’s revenues and represented a significant component of total segment operating profit in the nine months ended September 30, 2013.  At September 30, 2013, we had investments in our Venezuelan operations of $110.0 million on an equity-method basis.  At September 30, 2013, we had bolivar fuerte-denominated net monetary assets of $101.7 million, including $84.9 million of cash denominated in bolivar fuertes.

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

In February 2013, the Venezuelan government devalued the official exchange rate resulting in a new official rate of 6.3 bolivar fuertes to the dollar.  The government also announced the elimination of the SITME rate.  Beginning in February 2013, we began to use the official exchange rate to remeasure our bolivar-fuerte denominated earnings, monetary assets and liabilities.  We recognized a $13.4 million net remeasurement loss as a result of the devaluation in the first quarter of 2013.

Brink’s Venezuela has been unable to obtain sufficient U.S. dollars to purchase certain imported supplies and fixed assets to operate its business in Venezuela, and as a result, has purchased more expensive, locally denominated supplies and fixed assets, and we expect it will continue to do so in the future.

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

•	bill payment acceptance and processing services to utility companies and other billers (“Payment Services”)
•	security and guarding services (including airport security)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2013	2012	2013	2012

Revenues:
International	$768.5	710.3	2,251.6	2,102.8
North America	234.5	234.6	708.8	708.6
Revenues	$1,003.0	944.9	2,960.4	2,811.4

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2013	2012	2013	2012

Operating profit:
International	$81.0	59.4	166.5	168.0
North America	0.7	8.3	5.1	25.5
Segment operating profit	81.7	67.7	171.6	193.5
Non-segment	(20.7)	(22.0)	(59.3)	(67.6)
Operating profit	$61.0	45.7	112.3	125.9

Note 3 – Retirement benefits

Pension plans
We have various defined-benefit pension plans covering eligible current and former employees.  Benefits under most plans are based on salary and years of service.

The components of net periodic pension cost for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2013	2012	2013	2012	2013	2012

Three months ended September 30,

Service cost	$-	-	3.7	2.8	3.7	2.8
Interest cost on projected benefit obligation	10.6	11.0	4.7	5.0	15.3	16.0
Return on assets – expected	(14.2)	(14.9)	(3.2)	(3.0)	(17.4)	(17.9)
Amortization of losses	11.2	9.7	1.5	0.9	12.7	10.6
Amortization of prior service cost	-	-	0.2	0.6	0.2	0.6
Settlement loss	-	1.0	0.8	1.5	0.8	2.5
Net periodic pension cost	$7.6	6.8	7.7	7.8	15.3	14.6

Nine months ended September 30,

Service cost	$-	-	11.1	8.2	11.1	8.2
Interest cost on projected benefit obligation	31.7	33.0	14.3	13.9	46.0	46.9
Return on assets – expected	(42.7)	(44.9)	(9.6)	(9.1)	(52.3)	(54.0)
Amortization of losses	33.9	29.4	4.6	3.0	38.5	32.4
Amortization of prior service cost	-	-	0.7	1.4	0.7	1.4
Settlement loss	-	5.0	1.6	2.6	1.6	7.6
Net periodic pension cost	$22.9	22.5	22.7	20.0	45.6	42.5

In the first nine months of 2013, we made cash contributions totalling $13.0 million to our primary U.S. pension plan.  We are not required to make a contribution to the primary U.S. pension plan for the remainder of 2013.

In the first nine months of 2012, we recognized $5.0 million in settlement losses related to the payment of U.S. pension benefits.

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

The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

	UMWA Plans		Black Lung and Other Plans		Total
(In millions)	2013	2012	2013	2012	2013	2012

Three months ended September 30,

Service cost	$-	-	-	0.2	-	0.2
Interest cost on accumulated postretirement benefit obligations	4.9	5.6	0.5	0.7	5.4	6.3
Return on assets – expected	(5.2)	(5.3)	-	-	(5.2)	(5.3)
Amortization of losses	4.9	5.1	0.2	0.4	5.1	5.5
Amortization of prior service cost	-	-	0.5	0.5	0.5	0.5
Net periodic postretirement cost	$4.6	5.4	1.2	1.8	5.8	7.2

Nine months ended September 30,

Service cost	$-	-	0.2	0.3	0.2	0.3
Interest cost on accumulated postretirement benefit obligations	14.8	16.8	1.5	2.2	16.3	19.0
Return on assets – expected	(15.6)	(15.9)	-	-	(15.6)	(15.9)
Amortization of losses	14.7	15.6	0.5	1.0	15.2	16.6
Amortization of prior service cost	-	-	1.3	1.5	1.3	1.5
Net periodic postretirement cost	$13.9	16.5	3.5	5.0	17.4	21.5

Note 4 – Income taxes

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2013	2012	2013	2012

Continuing operations
Provision (benefit) for income taxes	$15.5	15.5	32.0	23.3
Effective tax rate	28.3%	37.3%	33.7%	20.3%

2013 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first nine months of 2013 was lower than the 35% U.S. statutory tax rate largely due to the geographical mix of earnings, mostly offset by higher taxes due to withholding taxes, and the characterization of a French business tax as an income tax.

2012 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first nine months of 2012 was lower than the 35% U.S. statutory tax rate largely due to a  $21 million non-cash income tax benefit as a result of the Company changing its funding strategy for retiree health care obligations (as described below), partially offset by higher taxes due to withholding taxes, and the characterization of a French business tax as an income tax.

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

Note 5 – Acquisitions

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

Note 6 – Accumulated other comprehensive income (loss)

The following tables provide the components of other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive income (loss) into earnings for the three months and nine months ended September 30, 2013 and 2012:

	Income (Losses) Arising During		(Income) Losses Reclassified to
	the Current Period		Net Income
					Total Other
		Income		Income	Comprehensive
(In millions)	Pretax	Tax	Pretax	Tax	Income (Loss)

Three months ended September 30, 2013

Amounts attributable to Brink's:
Benefit plan adjustments	$(0.3)	-	19.2	(6.8)	12.1
Foreign currency translation adjustments	7.6	-	-	-	7.6
Unrealized gains (losses) on available-for-sale securities	0.3	(0.1)	-	-	0.2
Gains (losses) on cash flow hedges	(0.1)	-	0.4	-	0.3
	7.5	(0.1)	19.6	(6.8)	20.2

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	-	-	0.1	-	0.1
Foreign currency translation adjustments	0.6	-	-	-	0.6
	0.6	-	0.1	-	0.7

Total
Benefit plan adjustments(a)	(0.3)	-	19.3	(6.8)	12.2
Foreign currency translation adjustments(b)	8.2	-	-	-	8.2
Unrealized gains (losses) on available-for-sale securities(c)	0.3	(0.1)	-	-	0.2
Gains (losses) on cash flow hedges(d)	(0.1)	-	0.4	-	0.3
	$8.1	(0.1)	19.7	(6.8)	20.9

Three months ended September 30, 2012

Amounts attributable to Brink's:
Benefit plan adjustments	$(3.6)	1.2	19.7	(6.8)	10.5
Foreign currency translation adjustments	11.2	-	-	-	11.2
Unrealized gains (losses) on available-for-sale securities	0.3	(0.1)	(0.7)	0.2	(0.3)
	7.9	1.1	19.0	(6.6)	21.4

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	0.2	-	-	-	0.2
Foreign currency translation adjustments	0.7	-	-	-	0.7
	0.9	-	-	-	0.9

Total
Benefit plan adjustments(a)	(3.4)	1.2	19.7	(6.8)	10.7
Foreign currency translation adjustments	11.9	-	-	-	11.9
Unrealized gains (losses) on available-for-sale securities(c)	0.3	(0.1)	(0.7)	0.2	(0.3)
	$8.8	1.1	19.0	(6.6)	22.3

	Income (Losses) Arising During		(Income) Losses Reclassified to
	the Current Period		Net Income
					Total Other
		Income		Income	Comprehensive
(In millions)	Pretax	Tax	Pretax	Tax	Income (Loss)

Nine months ended September 30, 2013

Amounts attributable to Brink's:
Benefit plan adjustments	$(1.6)	0.4	57.1	(20.2)	35.7
Foreign currency translation adjustments	(22.5)	-	(0.1)	0.1	(22.5)
Unrealized gains (losses) on available-for-sale securities	0.5	(0.2)	(0.3)	0.1	0.1
Gains (losses) on cash flow hedges	2.5	-	(1.4)	-	1.1
	(21.1)	0.2	55.3	(20.0)	14.4

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	-	-	0.2	-	0.2
Foreign currency translation adjustments	(1.3)	-	-	-	(1.3)
	(1.3)	-	0.2	-	(1.1)

Total
Benefit plan adjustments(a)	(1.6)	0.4	57.3	(20.2)	35.9
Foreign currency translation adjustments(b)	(23.8)	-	(0.1)	0.1	(23.8)
Unrealized gains (losses) on available-for-sale securities(c)	0.5	(0.2)	(0.3)	0.1	0.1
Gains (losses) on cash flow hedges(d)	2.5	-	(1.4)	-	1.1
	$(22.4)	0.2	55.5	(20.0)	13.3

Nine months ended September 30, 2012

Amounts attributable to Brink's:
Benefit plan adjustments	$(19.7)	7.4	59.5	(21.0)	26.2
Foreign currency translation adjustments	(0.8)	-	-	-	(0.8)
Unrealized gains (losses) on available-for-sale securities	0.8	(0.2)	(2.8)	1.0	(1.2)
	(19.7)	7.2	56.7	(20.0)	24.2

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	(2.9)	-	-	-	(2.9)
Foreign currency translation adjustments	1.8	-	-	-	1.8
	(1.1)	-	-	-	(1.1)

Total
Benefit plan adjustments(a)	(22.6)	7.4	59.5	(21.0)	23.3
Foreign currency translation adjustments	1.0	-	-	-	1.0
Unrealized gains (losses) on available-for-sale securities(c)	0.8	(0.2)	(2.8)	1.0	(1.2)
	$(20.8)	7.2	56.7	(20.0)	23.1

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012

Total net periodic retirement benefit cost included in:
Cost of revenues	$16.8	16.8	50.0	47.9
Selling, general and administrative expenses	4.3	5.0	13.0	16.1

(b)
Pretax foreign currency translation adjustments reclassified to the income statement in 2013 relate to the sale of operations in Poland and Hungary.  The amounts are included in loss from discontinued operations in the income statement.

(c)
Gains and losses on sales of available-for-sale securities are reclassified from accumulated other comprehensive loss to the income statement when the gains or losses are realized.  Pretax amounts are classified in the income statement as interest and other income (expense).

(d)	Pretax gains and losses on cash flow hedges are classified in the income statement as
•	other operating income (expense) ($ 0.1 million losses in the three months and $2.2 million gains in the nine months ended September 30, 2013), and
•	interest and other income (expense) ($0.3 million losses in the three months and $0.8 million losses in the nine months ended September 30, 2013).

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Gains (Losses) on Cash Flow Hedges	Total
(In millions)
Balance as of December 31, 2012	$(665.1)	(109.9)	1.6	-	(773.4)
Other comprehensive income (loss) before reclassifications	(1.2)	(22.5)	0.3	2.5	(20.9)
Amounts reclassified from accumulated other comprehensive loss	36.9	-	(0.2)	(1.4)	35.3
Other comprehensive income (loss) attributable to Brink's	35.7	(22.5)	0.1	1.1	14.4
Acquisitions of noncontrolling interests	-	(0.3)	-	-	(0.3)
Balance as of September 30, 2013	$(629.4)	(132.7)	1.7	1.1	(759.3)

Note 7 – Fair value of financial instruments

Investments in Available-for-sale Securities
We have investments in mutual funds designated as available-for-sale securities that are carried at fair value in the financial statements.  For these investments, fair value was estimated based on quoted prices categorized as a Level 1 valuation.  Valuation levels were defined in our 2012 Form 10-K.

	September 30,	December 31,
(In millions)	2013	2012

Mutual Funds
Cost	$3.3	4.3
Gross unrealized gains	1.2	1.0
Fair value	$4.5	5.3

Fixed-Rate Debt
The fair value and carrying value of our fixed-rate debts are as follows:
	September 30,	December 31,
(In millions)	2013	2012

DTA bonds
Carrying value	$43.2	43.2
Fair value	43.4	43.4

Unsecured notes issued in a private placement
Carrying value	100.0	100.0
Fair value	105.8	110.5

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

There were no transfers in or out of any of the levels of the valuation hierarchy in the first nine months of 2013.

Other Financial Instruments
Other financial instruments include cash and cash equivalents, short-term fixed rate deposits, accounts receivable, floating rate debt, accounts payable and accrued liabilities.  The financial statement carrying amounts of these items approximate the fair value.

We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  Our short term contracts have a weighted average maturity of approximately one month.  In 2013, we entered into a cross-currency swap to hedge against the change in value of a long-term intercompany loan denominated in a currency other than the lending subsidiary’s functional currency.  The fair values of these currency contracts, including the cross-currency swap, are determined using Level 2 valuation techniques and are based on the present value of net future cash payments and receipts.  Accordingly, the fair values will fluctuate based on changes in market interest rates and the respective foreign currency to U.S. dollar exchange rate.  The fair values of our outstanding short-term foreign currency contracts at

September 30, 2013, were not significant.  At September 30, 2013, the fair value of the cross-currency swap was an asset of $3.1 million.  There were no transfers in or out of any of the levels of the valuation hierarchy in the first nine months of 2013.

                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                       Note 8 – Share-based compensation plans

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

Nonvested Share Activity
	Number of Shares				Weighted-Average
	2013	2005	Directors’		Grant-Date
(In thousands of shares, except per share amounts)	Plan	Plan	Plan	Total	Fair Value(a)

Balance as of December 31, 2012	-	407.9	23.0	430.9	$23.19
Granted	492.4	-	19.2	511.6	26.04
Cancelled awards	(8.2)	(36.2)	-	(44.4)	23.85
Vested	-	(144.1)	(23.0)	(167.1)	23.09
Balance as of September 30, 2013	484.2	227.6	19.2	731.0	$25.17

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

During 2013, we granted: 210,368 performance share units (weighted average grant date fair value of $26.22); 96,175 market share units (weighted average grant date fair value of $26.42); and 185,811 restricted stock units (weighted average grant date fair value of $25.57) under the 2013 Plan.

Performance share units reward the achievement of pre-established financial goals over the performance period (April 1, 2013, through December 31, 2015) and will be paid out in shares of Brink’s common stock at a rate of 0 to 200% based on the achievement of the goals, with an additional +/- 25% multiplier that will be applied to the payout based on Brink’s total shareholder return relative to companies in the S&P 500 index.

Market share units will be paid out in shares of Brink’s common stock at the end of the performance period (April 1, 2013, through December 31, 2015) at a rate of 0 to 150%, calculated by multiplying the target award by the ratio of the price of Brink’s stock at the end of the performance period divided by the price of Brink’s stock at the beginning of the performance period.  The stock prices used in the calculation of the ratio will be the average closing price for the twenty days preceding each date.

Restricted stock units are settled in shares of the Brink’s common stock, subject to vesting requirements.

No options have been granted in 2013.  The fair value of the options granted during the nine months ended September 30, 2012 was calculated using the following estimated weighted-average assumptions:

	Nine Months
	Ended September 30,
Options Granted	2012

Number of shares underlying options, in thousands			389
Weighted-average exercise price per share			$22.47

Assumptions used to estimate fair value
Expected dividend yield
Weighted-average(a):			1.8%
Expected volatility(b):
Weighted-average			40%
Risk-free interest rate(c):
Weighted-average			0.7%
Range	0.4%	–	0.9%
Expected term in years(d):
Weighted-average			4.3
Range	3.3	–	5.3

Weighted-average fair value estimates at grant date:
In millions			$2.5
Fair value per share			$6.30

(a)	The expected dividend yield is the calculated yield on Brink’s common stock at the time of the grant.
(b)	The expected volatility was estimated after reviewing the historical volatility of our stock using daily close prices.
(c)	The risk-free interest rate was based on U.S. Treasury debt yields at the time of the grant.
(d)	The expected term of the options was based on our historical option exercise, expiration and post-vesting cancellation behaviors.

Note 9 – Shares used to calculate earnings per share

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2013	2012	2013	2012

Weighted-average shares:
Basic (a)	48.7	48.5	48.6	48.4
Effect of dilutive stock options and awards	0.3	0.1	0.3	0.2
Diluted	49.0	48.6	48.9	48.6

Antidilutive stock options and awards excluded from denominator	1.2	2.2	1.7	2.5

(a)
We have deferred compensation plans for directors and certain of our employees.  Amounts owed to participants are denominated in common stock units.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average units credited to employees and directors under the deferred compensation plans.  Additionally, non-participating nonvested units are also included in the computation of basic weighted average shares when the requisite service period has been completed.  Accordingly, included in basic shares are weighted-average units of 0.6 million in the three months and 0.6 million in the nine months ended September 30, 2013, and 0.7 million in the three months and 1.0 million in the nine months ended September 30, 2012.

Note 10 – Loss from discontinued operations

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2013	2012	2013	2012

Discontinued European operations(a):
Loss from operations(b)	$(3.9)	(8.6)	(28.3)	(20.1)
Loss from sale	(2.9)	-	(3.6)	-
Adjustments to contingencies of former operations	(0.3)	-	0.9	0.1
Loss from discontinued operations before income taxes	(7.1)	(8.6)	(31.0)	(20.0)
Provision (benefit) for income taxes	0.2	(0.8)	0.9	(2.4)
Loss from discontinued operations, net of tax	$(7.3)	(7.8)	(31.9)	(17.6)

(a)
Discontinued operations include cash-in-transit operations in Germany, Poland, Turkey, and Hungary, and guarding operations in France, Morocco, and Germany.  Revenues from these European operations were $17.4 million in the three months and $67.8 million in the nine months ended September 30, 2013, and $34.0 million in the three months and $101.5 million in the nine months ended September 30, 2012.  Interest expense included in discontinued operations was $0.1 million in the three months and $0.2 million in the nine months ended September 30, 2013 and $0.1 million in the three months and $0.3 million in the nine months ended September 30, 2012.

(b)
As of September 30, 2013, loss from operations includes $15.9 million of severance expenses which will be required to be paid to terminate certain employees of the German cash-in-transit operations after the sale of the business is completed.  We intend to contribute a portion of the cost to fund the severance payments to the business prior to the execution of the sale transaction.

Discontinued European Operations
In 2012, we agreed to sell our cash-in-transit operations in Germany and Poland as well as event security operations in France. The divestiture in France closed in January 2013 (no loss on sale for the nine months ended September 30, 2013), the divestiture in Poland closed in March 2013 ($0.3 million loss on sale for the nine months ended September 30, 2013), and the divestiture of the cash-in-transit operations in Germany is expected to be completed in the fourth quarter of 2013.  We completed the divestiture of guarding operations in Morocco in December 2012 and recognized a loss on the sale of $0.6 million ($0.3 million in the fourth quarter of 2012 and $0.3 million in the second quarter of 2013).

In September 2013, we completed the sale of our entire business in Hungary ($2.8 million loss on sale).  In July 2013, we completed the sale of our aviation security services business in Germany ($0.1 million loss on sale).  In addition, we completed the shutdown of our cash-in-transit operations in Turkey in June 2013.

The results of these operations in Germany, Poland, Turkey, Hungary, France, and Morocco have been excluded from continuing operations and are reported as discontinued operations for the current and prior periods.

The table below shows revenues and losses from operations before tax for the cash-in-transit operations in Germany to be sold in 2013:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2013	2012	2013	2012

German CIT Operation:
Revenues	$15.8	14.3	46.6	42.2
Losses from operations before tax	1.3	2.5	22.9	8.3

Note 11 – Supplemental cash flow information

	Nine Months
	Ended September 30,
(In millions)	2013	2012

Cash paid for:
Interest	$18.4	17.3
Income taxes	68.1	73.9

Non-cash Investing and Financing Activities
We acquired $1.6 million of armored vehicles under capital lease arrangements in the first nine months of 2013, as compared to $11.6 million in the first nine months of 2012.

We contributed $9 million of Brink’s common stock to our primary U.S. pension plan in the first three months of 2012.

Note 12 – Commitments and contingent matters

Operating leases
We have made residual value guarantees of approximately $10.3 million at September 30, 2013, related to operating leases, principally for trucks and other vehicles.

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

RESULTS OF OPERATIONS

Consolidated Review

Non-GAAP Results
Non-GAAP results described in this filing are financial measures that are not required by, or presented in accordance with U.S. generally accepted accounting principles (“GAAP”).  The purpose of the non-GAAP results is to report financial information without certain income and expense items and to adjust the quarterly non-GAAP tax rates so that the non-GAAP tax rate in each of the quarters is equal to the full-year non-GAAP tax rate.  For 2013, a forecasted full-year tax rate is used.  The full year non-GAAP tax rate in both years excludes certain pretax and tax income and expense amounts.  The non-GAAP results provide information to assist comparability and estimates of future performance.  Brink’s believes these measures are helpful in assessing operations and estimating future results and enable period-to-period comparability of financial performance.  Non-GAAP results should not be considered as an alternative to revenue, income or earnings per share amounts determined in accordance with GAAP and should be read in conjunction with their GAAP counterparts.  The adjustments are described in detail and are reconciled to our GAAP results on pages 35 – 38.

	Third Quarter		%	Nine Months		%
(In millions, except for per share amounts)	2013	2012	Change	2013	2012	Change

GAAP
Revenues	$1,003.0	944.9	6	$2,960.4	2,811.4	5
Segment operating profit(a)	81.7	67.7	21	171.6	193.5	(11)
Non-segment expense	(20.7)	(22.0)	(6)	(59.3)	(67.6)	(12)
Operating profit	61.0	45.7	33	112.3	125.9	(11)
Income from continuing operations(b)	31.1	21.3	46	47.8	78.6	(39)
Diluted EPS from continuing operations(b)	0.63	0.44	43	0.98	1.62	(40)

Non-GAAP(c)
Revenues	$1,003.0	944.9	6	$2,960.4	2,811.4	5
Segment operating profit(a)	85.4	64.7	32	195.3	196.0	-
Non-segment expense	(11.3)	(10.4)	9	(30.3)	(31.7)	(4)
Operating profit	74.1	54.3	36	165.0	164.3	-
Income from continuing operations(b)	33.7	28.2	20	72.6	84.7	(14)
Diluted EPS from continuing operations(b)	0.69	0.58	19	1.48	1.74	(15)

Amounts may not add due to rounding.

(a)
Segment operating profit is a non-GAAP measure when presented in any context other than prescribed by ASC Topic 280, Segment Reporting.  The tables on pages 23 and 26 reconcile the measurement to operating profit, a GAAP measure.  Disclosure of total segment operating profit enables investors to assess the total operating performance of Brink’s excluding non-segment income and expense.  Forward-looking estimates related to total segment operating profit and non-segment income (expense) for 2013 are provided on page 34.

(b)	Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.
(c)	Non-GAAP earnings information is contained on pages 35 – 38, including reconciliation to amounts reported under GAAP.

Organic Growth
Organic growth represents the change in revenues or operating profit between the current and prior period, excluding the effect of the following items: acquisitions and dispositions, changes in currency exchange rates and the remeasurement of net monetary assets in Venezuela under highly inflationary accounting.

Overview
GAAP
Third Quarter
Our revenues increased $58.1 million or 6% and our operating profit increased $15.3 million or 33% in the third quarter of 2013.  Revenues increased due to organic growth in our International segment, partially offset by unfavorable changes in currency exchange rates.  Operating profit increased primarily due to organic improvement in our International segment, partially offset by an organic profit decrease in North America and unfavorable changes in currency exchange rates.

Our income from continuing operations in 2013 increased $9.8 million compared to 2012 primarily due to the operating profit increase, partially offset by an increase in income attributable to noncontrolling interests.

Our earnings per share from continuing operations was $0.63, up from $0.44 in 2012.

Nine Months
Our revenues increased $149.0 million or 5% and our operating profit decreased $13.6 million or 11% in the first nine months of 2013.  Revenues increased due to organic growth in our International segment, partially offset by unfavorable changes in currency exchange rates.  Operating profit decreased primarily due to the $18.7 million loss related to the February 2013 robbery in Brussels, Belgium and a charge related to the remeasurement of net monetary assets as a result of the devaluation of Venezuela currency ($13.4 million).  Excluding these items, profit decreased in North America and increased in our International segment.

Our income from continuing operations in 2013 decreased $30.8 million compared to 2012 primarily due to a $21 million non-cash tax benefit in 2012 related to a change in retiree health care funding strategy as well as the operating profit decrease mentioned above.

Our earnings per share from continuing operations was $0.98, down from $1.62 in 2012.

Non-GAAP
Non-GAAP results include the following adjustments:
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012

GAAP Diluted EPS	$0.63	0.44	0.98	1.62
Exclude Venezuela net monetary asset remeasurement losses	-	-	0.17	-
Exclude U.S. retirement plan expenses	0.16	0.17	0.48	0.53
Exclude employee benefit settlement and severance losses	0.01	0.03	0.02	0.05
Exclude gains and losses on acquisitions and dispositions	(0.02)	(0.06)	(0.04)	(0.10)
Exclude tax benefit from change in retiree health care funding strategy	-	-	-	(0.43)
Adjust quarterly tax rate to full-year average rate	(0.10)	0.01	(0.13)	0.08
Non-GAAP Diluted EPS	$0.69	0.58	1.48	1.74

Amounts may not add due to rounding.  Non-GAAP results are reconciled in more detail to the applicable GAAP results on pages 35 – 38.

Third Quarter
The analysis of non-GAAP revenues is the same as the analysis of GAAP revenues.

Operating profit increased $19.8 million or 36% in 2013 primarily due to organic growth in our International segment, partially offset by an organic profit decrease in North America and unfavorable changes in currency exchange rates.

Our income from continuing operations in 2013 increased $5.5 million compared to 2012 primarily due to the operating profit increase, partially offset by income tax effects of the profit increase and an increase in income attributable to noncontrolling interests.

Our earnings per share from continuing operations was $0.69, up from $0.58 in 2012.

Nine Months
The analysis of non-GAAP revenues is the same as the analysis of GAAP revenues.

Operating profit was flat in 2013 primarily due to the $18.7 million loss related to the February 2013 robbery in Brussels, Belgium.  Excluding this item, profit decreased in North America and increased in our International segment.

Our income from continuing operations in 2013 decreased 14% primarily due to an increase in income attributable to noncontrolling interests.

Our earnings per share from continuing operations was $1.48, down from $1.74 in 2012.

Outlook for 2013

GAAP
Our organic revenue growth rate for 2013 is expected to be in the 5% to 8% range, and our estimate of the impact of changes in currency exchange rates on revenue is in the negative 2% to negative 4% range.  Our operating segment margin for 2013 is expected to be in the 6.0% to 6.5% range.  Our International organic revenue growth rate for 2013 is expected to be in the 8% to 10% range, and our estimate of the impact of changes in currency exchange rates on International revenue is in the negative 3% to negative 5% range.  Our International segment margin for 2013 is expected to be in the 7.0% to 8.0% range.  Our North America organic revenue growth rate for 2013 is expected to be in the 0% to 2% range, and we do not expect changes in currency exchange rates to affect North America revenue compared to last year.  Our North America segment margin is expected to be in the 1% to 2% range for 2013.  We expect the North American margin to improve in 2014 and 2015, and we have a goal to reach 7% in 2016.

Non-GAAP
Our outlook for non-GAAP revenues is the same as our outlook for GAAP revenues.

Our operating segment margin is expected to be in the 6.5% to 7.0% range. Our International segment margin is expected to be in the 8.0% to 9.0% range and our North America segment margin is expected to be in the 2% to 3% range.

See page 34 for a summary of our 2013 Outlook.

Segment Operating Results
Segment Review
Third Quarter 2013 versus Third Quarter 2012
GAAP
			Acquisitions /
		Organic	Dispositions	Currency		% Change
(In millions)	3Q '12	Change	(a)	(b)	3Q '13	Total	Organic
Revenues:
International:
Latin America	$385.2	76.1	3.8	(41.3)	423.8	10	20
EMEA	286.0	2.2	-	13.0	301.2	5	1
Asia Pacific	39.1	6.7	-	(2.3)	43.5	11	17
International	710.3	85.0	3.8	(30.6)	768.5	8	12
North America	234.6	2.4	-	(2.5)	234.5	-	1
Total	$944.9	87.4	3.8	(33.1)	1,003.0	6	9
Operating profit:
International	$59.4	29.0	0.8	(8.2)	81.0	36	49
North America	8.3	(7.4)	-	(0.2)	0.7	(92)	(89)
Segment operating profit	67.7	21.6	0.8	(8.4)	81.7	21	32
Non-segment	(22.0)	0.3	1.0	-	(20.7)	(6)	(1)
Total	$45.7	21.9	1.8	(8.4)	61.0	33	48
Segment operating margin:
International	8.4%				10.5%
North America	3.5%				0.3%
Segment operating margin	7.2%				8.1%

Non-GAAP
			Acquisitions /
		Organic	Dispositions	Currency		% Change
(In millions)	3Q '12	Change	(a)	(b)	3Q '13	Total	Organic
Revenues:
International:
Latin America	$385.2	76.1	3.8	(41.3)	423.8	10	20
EMEA	286.0	2.2	-	13.0	301.2	5	1
Asia Pacific	39.1	6.7	-	(2.3)	43.5	11	17
International	710.3	85.0	3.8	(30.6)	768.5	8	12
North America	234.6	2.4	-	(2.5)	234.5	-	1
Total	$944.9	87.4	3.8	(33.1)	1,003.0	6	9
Operating profit:
International	$54.2	35.0	0.8	(8.2)	81.8	51	65
North America	10.5	(6.7)	-	(0.2)	3.6	(66)	(64)
Segment operating profit	64.7	28.3	0.8	(8.4)	85.4	32	44
Non-segment	(10.4)	(0.9)	-	-	(11.3)	9	9
Total	$54.3	27.4	0.8	(8.4)	74.1	36	50
Segment operating margin:
International	7.6%				10.6%
North America	4.5%				1.5%
Segment operating margin	6.8%				8.5%

Amounts may not add due to rounding.

(a)	Includes operating results and gains/losses on acquisitions, sales and exits of businesses.
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

Segment Review
Third Quarter 2013 versus Third Quarter 2012

Consolidated Segment Review

GAAP
Revenue increased 6% to $1,003.0 million due primarily to organic growth of 12% in our International segment partially offset by unfavorable changes in currency exchange rates.

Cost of revenues increased 5% to $799.7 million driven by higher labor costs from inflation-based wage increases.  Selling, general and administrative costs remained flat at $143.5 million as higher labor costs were offset by the write-off of government receivables in Argentina in 2012 and the benefits of corporate cost control actions.

Segment operating profit increased 21% ($14.0 million) reflecting profit growth in our International segment partially offset by lower profits in our North America segment.

Non-GAAP
The analysis of non-GAAP revenues is the same as the analysis of GAAP revenues.

Segment operating profit increased 32% ($20.7 million) reflecting profit growth in our International segment partially offset by lower profits in our North America segment.

International Segment Review

Overview
GAAP
Revenues in the third quarter of 2013 for our International segment were 8% higher compared to the same period of 2012 as:
•	revenues in Latin America were 10% higher ($38.6 million)
•	revenues in EMEA were 5% higher ($15.2 million), and
•	revenues in Asia Pacific were 11% higher ($4.4 million).

Operating profit in our International segment increased 36% ($21.6 million) due to improved profits in Latin America and Asia Pacific.

We conformed the method we used in 2012 to allocate certain international overhead expenses to Latin America, EMEA and Asia Pacific to the method we are using in 2013.  The 2012 amounts were not materially affected.

Non-GAAP
The analysis of International non-GAAP revenues is the same as the analysis of GAAP revenues.

Operating profit in our International segment increased 51% ($27.6 million) due to improved profits in Latin America and Asia Pacific.

Latin America
GAAP
Revenue in Latin America increased 10% ($38.6 million) due to organic growth of 20% ($76.1 million) driven by inflation-based price increases in Venezuela, Argentina and Brazil, partially offset by an unfavorable currency impact ($41.3 million), primarily due to a devaluation in Venezuela.

Latin America operating profit increased 70% due to:
•	higher profits in Venezuela despite a gain on a building sale ($7.2 million) in 2012,
•	organic improvement in Argentina and Brazil, despite government-mandated wage increases,
•	decreased severance charges, and
•	write-offs of government receivables in Argentina in 2012,
partially offset by an unfavorable currency impact ($9.5 million).

Non-GAAP
The analysis of Latin America non-GAAP revenues is the same as the analysis of GAAP revenues.

Latin America operating profit more than doubled due to:

•	significant organic improvement in Venezuela and, to a lesser extent, in Argentina and Brazil, despite government-mandated wage increases,
•	decreased severance charges, and
•	write-offs of government receivables in Argentina in 2012,
partially offset by an unfavorable currency impact ($9.5 million).

EMEA
Revenue in EMEA increased 5% ($15.2 million) due to 1% organic growth ($2.2 million) and favorable changes in currency exchange rates ($13.0 million).  Organic growth was driven by higher volumes in Ireland and Russia, partially offset by:
•	lower volumes in the United Kingdom, and
•	lower volumes in France due to a customer loss.

EMEA operating profit increased 3% due to favorable changes in currency exchange rates ($1.4 million) and the benefit of a change in tax legislation in France, partially offset by a profit decrease in the United Kingdom and a customer loss in France.

Asia Pacific
Revenue in Asia Pacific increased 11% ($4.4 million) due to organic growth ($6.7 million) in Hong Kong and China partially offset by unfavorable changes in currency exchange rates ($2.3 million).

Operating profit more than doubled due to streamlining the regional cost structure and other growth across the region.

North America Segment

GAAP
Revenues in North America were flat due to an organic increase in the United States and Canada offset by unfavorable changes in currency exchange rates ($2.5 million).

Operating profit decreased $7.6 million due to lower CIT demand and continued pricing pressure in the U.S.

Non-GAAP
The analysis of North America non-GAAP revenues is the same as the analysis of North America GAAP revenues.

Operating profit decreased $6.9 million due to lower CIT demand and continued pricing pressure in the U.S.

Segment Review
Nine Months 2013 versus Nine Months 2012
GAAP
			Acquisitions /
		Organic	Dispositions	Currency		% Change
(In millions)	YTD '12	Change	(a)	(b)	YTD '13	Total	Organic
Revenues:
International:
Latin America	$1,147.4	176.5	11.1	(84.7)	1,250.3	9	15
EMEA	840.2	16.6	-	15.6	872.4	4	2
Asia Pacific	115.2	18.2	-	(4.5)	128.9	12	16
International	2,102.8	211.3	11.1	(73.6)	2,251.6	7	10
North America	708.6	4.0	-	(3.8)	708.8	-	1
Total	$2,811.4	215.3	11.1	(77.4)	2,960.4	5	8
Operating profit:
International	$168.0	23.4	1.6	(26.5)	166.5	(1)	14
North America	25.5	(20.2)	-	(0.2)	5.1	(80)	(79)
Segment operating profit	193.5	3.2	1.6	(26.7)	171.6	(11)	2
Non-segment	(67.6)	7.1	1.2	-	(59.3)	(12)	(11)
Total	$125.9	10.3	2.8	(26.7)	112.3	(11)	8
Segment operating margin:
International	8.0%				7.4%
North America	3.6%				0.7%
Segment operating margin	6.9%				5.8%

Non-GAAP
			Acquisitions /
		Organic	Dispositions	Currency		% Change
(In millions)	YTD '12	Change	(a)	(b)	YTD '13	Total	Organic
Revenues:
International:
Latin America	$1,147.4	176.5	11.1	(84.7)	1,250.3	9	15
EMEA	840.2	16.6	-	15.6	872.4	4	2
Asia Pacific	115.2	18.2	-	(4.5)	128.9	12	16
International	2,102.8	211.3	11.1	(73.6)	2,251.6	7	10
North America	708.6	4.0	-	(3.8)	708.8	-	1
Total	$2,811.4	215.3	11.1	(77.4)	2,960.4	5	8
Operating profit:
International	$163.9	29.1	1.6	(13.1)	181.5	11	18
North America	32.1	(18.1)	-	(0.2)	13.8	(57)	(56)
Segment operating profit	196.0	11.0	1.6	(13.3)	195.3	-	6
Non-segment	(31.7)	1.4	-	-	(30.3)	(4)	(4)
Total	$164.3	12.4	1.6	(13.3)	165.0	-	8
Segment operating margin:
International	7.8%				8.1%
North America	4.5%				1.9%
Segment operating margin	7.0%				6.6%

Amounts may not add due to rounding.

See page 23 for footnote explanations.

Segment Review
Nine Months 2013 versus Nine Months 2012

Consolidated Segment Review
GAAP
Revenue increased 5% to $2,960.4 million due primarily to organic growth of 10% in our International segment partially offset by unfavorable changes in currency exchange rates.

Cost of revenues increased 6% to $2,415.0 million driven by higher labor costs from inflation-based wage increases, as well as a $18.7 million charge related to a robbery in Brussels, Belgium.  Selling, general and administrative costs increased 3% to $425.7 million due primarily to higher labor costs, partially offset by the write-off of government receivables in Argentina in 2012 and the benefits of corporate cost control actions.

Segment operating profit decreased 11% ($21.9 million) reflecting lower profits in both our North America and International segments.  Results include a charge of $18.7 million related to a robbery in Brussels, Belgium.  This charge impacts the North America segment by $3.5 million and International by $15.2 million.  The first half of 2013 also includes a $13.4 million charge in our International segment related to the remeasurement of net monetary assets as a result of the devaluation of Venezuela currency.

Non-GAAP
The analysis of non-GAAP revenues is the same as the analysis of GAAP revenues.

Segment operating profit was flat versus 2012, reflecting higher profits in our International segment offset by lower results in our North America segment.  Results include a charge of $18.7 million related to the robbery in Brussels, Belgium.  This charge impacts the North America segment by $3.5 million and International by $15.2 million.

International Segment Review

Overview
GAAP
Revenues in the first half of 2013 for our International segment were 7% higher ($148.8 million) than the same period of 2012 as:
•	revenues in Latin America were 9% higher ($102.9 million),
•	revenues in EMEA were 4% higher ($32.2 million), and
•	revenues in Asia Pacific were 12% higher ($13.7 million).

Operating profit in our International segment decreased 1% ($1.5 million) due to lower profits in EMEA, mostly offset by growth in Asia Pacific.  Results include a charge of $15.2 million related to the robbery in Brussels, Belgium and a $13.4 million charge related to the remeasurement of net monetary assets as a result of the devaluation of Venezuela currency.

We conformed the method we used in 2012 to allocate certain international overhead expenses to Latin America, EMEA and Asia Pacific to the method we are using in 2013.  The 2012 amounts were not materially affected.

Non-GAAP
The analysis of International segment non-GAAP revenues is the same as the analysis of GAAP revenues.

Operating profit in our International segment increased 11% ($17.6 million) due to higher profits in Latin America and Asia Pacific, partially offset by a decline in EMEA.  Results include a charge of $15.2 million related to the robbery in Brussels, Belgium.

Latin America
GAAP
Revenue in Latin America increased 9% ($102.9 million) due to organic growth of 15% ($176.5 million) driven by inflation-based price increases in Venezuela and Argentina, partially offset by an unfavorable currency impact ($84.7 million) primarily due to a devaluation in Venezuela.

Latin America operating profit remained flat due to:
•	unfavorable changes in currency exchange rates ($27.6 million) primarily related to a devaluation in Venezuela, including a charge related to the remeasurement of net monetary assets ($13.4 million),
•	a gain on a building sale in Venezuela ($7.2 million) in 2012,

•	an organic decrease in Brazil due to government-mandated wage increases that were not recovered through price increases, and a slow-down in its economy, and
•	higher security costs,
offset by:
•	significant organic improvement in Venezuela, and to a lesser extent, in Argentina, Chile and Mexico,
•	write-offs of government receivables in Argentina in 2012, and
•	changes in government regulations that negatively impacted certain countries in 2012.

Non-GAAP
The analysis of Latin America non-GAAP revenues is the same as the analysis of GAAP revenues.

Latin America operating profit increased 23% due to:
•	significant organic improvement in Venezuela and, to a lesser extent, in Chile and Argentina,
•	write-offs of government receivables in Argentina in 2012, and
•	changes in government regulations that negatively impacted certain countries in 2012, partially offset by:
•	unfavorable changes in currency exchange rates ($14.2 million) primarily related to a devaluation in Venezuela,
•	an organic decrease in Brazil due to government-mandated wage increases that were not recovered through price increases, and a slow-down in its economy, and
•	higher security costs.

EMEA
EMEA revenues increased 4% ($32.2 million) due to organic revenue growth ($16.6 million) and favorable changes in currency exchange rates ($15.6 million).  Organic growth was driven by increased volumes in Global Services, Ireland and Russia, partially offset by lower revenues in France due to a customer loss and Greece.

EMEA operating profit decreased 15% due to:
•	a 2012 commercial settlement in the Netherlands that did not reoccur in 2013,
•	a customer loss in France,
•	lower profits across much of the region, and
•	higher security costs,
partially offset by the benefit of a change in tax legislation in France.

Asia Pacific
Revenue in Asia Pacific increased 12% ($13.7 million) due mainly to organic growth in Hong Kong, China and Australia.

Operating profit increased 92% due to streamlining the regional cost structure and improved profits in Hong Kong and China.

North America Segment

GAAP
Revenues in North America were flat due to organic decrease in the United States and unfavorable changes in currency exchange rates ($3.8 million) offset by organic growth in Canada.

Operating profit decreased $20.4 million due to lower CIT demand and continued pricing pressure in the U.S. and the $3.5 million impact of the loss related to the robbery in Brussels, Belgium.

Non-GAAP
The analysis of North America non-GAAP revenues is the same as the analysis of North America GAAP revenues.

Operating profit decreased $18.3 million due to lower CIT demand and continued pricing pressure in the U.S. and the $3.5 million impact of the loss related to the robbery in Brussels, Belgium.

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

Non-segment Income (Expense)

GAAP	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2013	2012	change	2013	2012	change

General and administrative	$(11.8)	(10.8)	9	(31.7)	(33.0)	(4)
Retirement costs (primarily former operations)	(10.3)	(11.5)	(10)	(31.0)	(36.7)	(16)
Royalty income	0.5	0.4	25	1.4	1.3	8
Gains on business acquisitions and dispositions	0.9	(0.1)	fav	2.0	0.8	fav
Non-segment income (expense)	$(20.7)	(22.0)	(6)	(59.3)	(67.6)	(12)

Third Quarter
Non-segment expenses in the third quarter of 2013 were $1.3 million lower than 2012 mainly due to decreased retirement costs ($1.2 million) and gains from favorable purchase price adjustments ($0.9 million) primarily related to the January 2013 purchase of Rede Trel in Brazil, partially offset by higher administrative costs ($1.0 million).

Nine Months
Non-segment expenses in the first nine months of 2013 were $8.3 million lower than 2012 mainly due to lower retirement costs ($5.7 million), lower general and administrative costs ($1.3 million) and higher gains on business acquisitions and dispositions ($1.2 million).

Retirement costs in the first nine months of 2012 included $5 million of settlement losses.  General and administrative costs in the first quarter of 2013 included a reduction in accrued benefits.  The higher gains on business acquisitions and dispositions in the first nine months were primarily related to a January 2013 purchase of a payments business in Brazil.

Outlook for 2013
We believe that non-segment expenses will be approximately $80 million in 2013 or $9 million lower than 2012 because of a decrease in costs related to retirement plans.  See page 34 for a summary of our 2013 Outlook.

Non-GAAP	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2013	2012	change	2013	2012	change

General and administrative	$(11.8)	(10.8)	9	(31.7)	(33.0)	(4)
Royalty income	0.5	0.4	25	1.4	1.3	8
Non-segment income (expense)	$(11.3)	(10.4)	9	(30.3)	(31.7)	(4)

Third Quarter
Non-segment expenses on a non-GAAP basis in the third quarter of 2013 were $0.9 million higher than 2012 primarily due to higher general and administrative costs ($1.0 million).

Nine Months
Non-segment expenses on a non-GAAP basis in the first nine months of 2013 were $1.4 million lower than 2012, due to lower general and administrative costs ($1.3 million) which included a reduction in accrued benefits in the first quarter of 2013.

Outlook for 2013
We estimate that non-segment expenses on a non-GAAP basis will be approximately $41 million in 2013, or $1 million lower than 2012 primarily as a result of lower benefit costs in general and administrative expenses.  See page 34 for a summary of our 2013 Outlook.

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

Currency exchange risks and hedging activities
Our international operations conduct a majority of their business in local currencies.  Because our financial results are reported in U.S. dollars, they are affected by changes in the value of various local currencies in relation to the U.S. dollar.  From time to time, we use foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At September 30, 2013, the notional value of our shorter term outstanding foreign currency contracts was $75.1 million with remaining weighted average contract maturities of approximately one month.  These shorter term foreign currency contracts primarily offset exposures in the euro and Mexican peso.  Additionally, these shorter term contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings.  We recognized losses of $0.2 million on such contracts in the first nine months of 2013.

At September 30, 2013, we also had a longer term cross currency swap contract with a notional value of $21.3 million.  This currency contract, which has a weighted average maturity of 2.8 years, was entered into to hedge exposure in Brazilian real and is designated as a cash flow hedge for accounting purposes.  We recognized net gains of $1.4 million on this contract, of which gains of $2.2 million were included other operating income (expense) to offset transaction losses of $2.2 million and expenses of $0.8 million were included in interest and other income (expense) in the first nine months of 2013.

At September 30, 2013, the fair value of all outstanding foreign currency contracts was $3.3 million, of which $0.3 million is included in prepaid expenses and other, $4.2 million in other assets and $1.2 million in accrued liabilities.

Venezuela
Brink’s Venezuela constitutes a material portion of our overall consolidated operations.  Brink’s Venezuela accounted for $306.3 million or 10% of total Brink’s revenues and represented a significant component of total segment operating profit in the nine months ended September 30, 2013.   At September 30, 2013, we had investments in our Venezuelan operations of $110.0 million on an equity-method basis.  At September 30, 2013, we had bolivar fuerte-denominated net monetary assets of $101.7 million, including $84.9 million of cash denominated in bolivar fuertes.

Brink’s Venezuela is subject to local laws and regulatory interpretations that require government approval of the exchange of currency and determine the exchange rate at which repatriating dividends may be converted.  We believe that Venezuela may change its currency regulations and practices, devalue its official exchange rate in the future or otherwise allow currency to be exchanged at potentially much less favorable rates compared to current rates, which could result in currency exchange losses and lower U.S. dollar-reported operating results for our Venezuelan operations.

Brink’s Venezuela has been unable to obtain sufficient U.S. dollars to purchase certain imported supplies and fixed assets to operate its business in Venezuela, and as a result, has purchased more expensive, locally denominated supplies and fixed assets, and we expect it will continue to do so in the future.

Other Operating Income (Expense)

Other operating income (expense) includes segment and non-segment other operating income and expense.

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2013	2012	change	2013	2012	change

Share in earnings of equity affiliates	$1.7	1.4	21	5.0	4.0	25
Royalty income	0.5	0.4	25	1.4	1.4	-
Foreign currency items:
Transaction losses	(5.0)	(0.7)	unfav	(19.4)	(3.2)	unfav
Hedge losses	0.3	0.9	(67)	(0.2)	0.1	unfav
Gains on business acquisitions and dispositions	0.9	(0.1)	fav	2.0	0.8	fav
Gains (losses) on sale of property and other assets	0.4	7.3	(95)	0.7	7.7	(91)
Impairment losses	-	(1.5)	(100)	-	(2.6)	(100)
Other	2.4	1.2	100	3.1	1.6	94
Other operating income (expense)	$1.2	8.9	(87)	(7.4)	9.8	unfav

Third Quarter
Other operating income (expense) in the third quarter of 2013 unfavorably compares to the prior year mainly as a result of
•	$4.3 million in higher foreign currency transaction losses including a $2.0 million loss related to converting Argentine pesos to U.S. dollars, and
•	a $7.2 million gain on sale of real estate in Venezuela in 2012 that did not reoccur in 2013, partially offset by
•	$1.5 million in impairment losses in 2012 that did not reoccur in 2013, and
•	$0.9 million in gains from favorable purchase price adjustments primarily related to a January 2013 purchase of a payments business in Brazil.

Nine Months
Other operating income (expense) in the first nine months of 2013 unfavorably compares to the prior year mainly as a result of
•	$16.2 million higher foreign currency transaction losses including:
o	$13.4 million in currency exchange losses related to the February 2013 devaluation of the official exchange rate in Venezuela, and
o	a $2.0 million loss related to converting Argentine pesos to U.S. dollars.
•	a $7.2 million gain on sale of real estate in Venezuela in 2012 that did not reoccur in 2013, partially offset by
•	$2.6 million in impairment losses in 2012 that did not reoccur in 2013,
•	a $1.1 million gain related to a favorable purchase price adjustment for the 2010 Mexico acquisition, and
•	$0.9 million in gains from favorable purchase price adjustments primarily related to a January 2013 purchase of a payments business in Brazil.

Nonoperating Income and Expense

Interest expense

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2013	2012	change	2013	2012	change

Interest expense	$6.5	5.7	14	18.5	17.2	8

Outlook for 2013
We expect our interest expense to be between $24 million and $27 million in 2013. See page 34 for a summary of our 2013 outlook.

Interest and other income (expense)

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2013	2012	change	2013	2012	change

Interest income	$0.7	1.1	(36)	2.0	3.7	(46)
Gain on sale of available-for-sale securities	0.1	0.7	(86)	0.3	2.8	(89)
Foreign currency hedge gains (losses)	(0.3)	-	unfav	(0.8)	-	unfav
Other	(0.2)	(0.3)	(33)	(0.3)	(0.2)	50
Interest and other income (expense)	$0.3	1.5	(80)	1.2	6.3	(81)

Interest and other income (expense) was lower in the third quarter of 2013 compared with the prior-year quarter primarily due to lower interest income ($0.4 million) and a decrease in gains on the sale of available-for-sale securities ($0.6 million).  Interest and other income (expense) was lower in the first nine months of 2013 than the prior-year period primarily due to a decrease in gains on the sale of available-for-sale securities ($2.5 million) and lower interest income ($1.7 million).

Outlook for 2013
We expect interest and other income (expense) to be between $1 million and $2 million in 2013. See page 34 for a summary of our 2013 outlook.

Income Taxes

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2013	2012	2013	2012

Continuing operations
Provision (benefit) for income taxes	$15.5	15.5	32.0	23.3
Effective tax rate	28.3%	37.3%	33.7%	20.3%

2013 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first nine months of 2013 was lower than the 35% U.S. statutory tax rate largely due to the geographical mix of earnings, mostly offset by higher taxes due to withholding taxes, and the characterization of a French business tax as an income tax.

2012 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first nine months of 2012 was lower than the 35% U.S. statutory tax rate largely due to a $21 million non-cash income tax benefit as a result of the Company changing its funding strategy for retiree health care obligations (as described below), partially offset by higher taxes due to withholding taxes, and the characterization of a French business tax as an income tax.

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

Outlook for 2013
On a GAAP basis, the effective income tax rate for 2013 is expected to be between 35% and 38% compared to 17% in 2012.  On a non-GAAP basis, the effective income tax rate for 2013 is expected to be between 36% and 39% compared to 36% in 2012.  Our effective tax rate may fluctuate materially from these estimates due to changes in the forecasted devaluation in Venezuela, changes in forecasted permanent book-tax differences, changes in the expected geographical mix of earnings, changes in current or deferred taxes due to legislative changes, changes in valuation allowances or accruals for contingencies and other factors.  See page 34 for a summary of our 2013 outlook.

Noncontrolling Interests

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2013	2012	change	2013	2012	change

Net income attributable to noncontrolling interests	$8.2	4.7	74	15.2	13.1	16

The increase in net income attributable to noncontrolling interests in the third quarter of 2013 and the nine months ended September 30, 2013 compared with the prior-year periods was primarily due to an increase in net income of our Venezuelan subsidiary.

Outlook for 2013
We expect net income attributable to noncontrolling interests of $21 million to $24 million on a GAAP basis and $25 million to $28 million on non-GAAP basis in 2013 as compared to $21 million on a GAAP basis and $19 million on non-GAAP basis in 2012.  See page 34 for a summary of our 2013 outlook.

Outlook

	GAAP		Non-GAAP
(In millions)	Full-Year	Full-Year 2013	Full-Year	Full-Year 2013
	2012	Estimate	2012	Estimate

Organic revenue growth
International	11%	8% – 10%	11%	8% – 10%
North America	(2)%	0% – 2%	(2)%	0% – 2%
Total	7%	5% – 8%	7%	5% – 8%

Currency impact on revenue
International	(7)%	(3)% – (5)%	(7)%	(3)% – (5)%
North America	flat	flat	flat	flat
Total	(5)%	(2)% – (4)%	(5)%	(2)% – (4)%

Segment margin
International(a)	8.1%	7.0% – 8.0%	8.0%	8.0% – 9.0%
North America(b)	3.4%	1% – 2%	4.4%	2% – 3%
Total	7.0%	6.0% – 6.5%	7.1%	6.5% – 7.0%

Non-segment expense
General and administrative	$44	43	$44	43
Retirement plans(b)	47	41	-	-
Acquisition gains	(1)	(2)	-	-
Royalty income	(2)	(2)	(2)	(2)
Non-segment expense	$89	80	$42	41

Effective income tax rate(a)	17%	35% – 38%	36%	36% – 39%

Interest expense	$23	24 – 27	$23	24 – 27

Interest and other income (expense)(c)	$7	1 – 2	$5	1 – 2

Net income attributable to
noncontrolling interests(a)	$21	21 – 24	$19	25 – 28

Fixed assets acquired
Capital expenditures	$184	195	$184	195
Capital leases(d)	18	10	18	10
Total	$202	205	$202	205

Depreciation and amortization	$164	180 – 190	$164	180– 190

Amounts may not add due to rounding.
(a)	Remeasurement losses on net monetary assets in Venezuela in 2013 have been excluded from non-GAAP results.
(b)
Costs related to U.S. retirement plans have been excluded from non-GAAP results including $9 million in 2012 and $12 million in 2013 related to North America, and $47 million in 2012 and $41 million in 2013 related to Non-segment.

(c)	$2.4 million of gains on sales of securities have been excluded from 2012’s non-GAAP results.
(d)	Includes capital leases for newly acquired assets only.

For more information about our outlook, see:
•	page 22 for organic revenue growth,
•	page 22 for segment operating margin,
•	page 29 for non-segment expenses,
•	page 31 for interest expense,
•	page 32 for interest income and other income (expense),
•	page 32 for effective income tax rate,
•	page 33 for net income attributable to noncontrolling interests, and
•	page 40 for fixed assets acquired, depreciation and amortization.

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

(In millions, except for per share amounts)	GAAP Basis	Gains and Losses on Acquisitions and Dispositions (a)	Net Monetary Asset Remeasurement Losses in Venezuela (b)	Employee Benefit Settlement Losses (c)	U.S. Retirement Plans (d)	Adjust Income Tax Rate (e)	Non-GAAP Basis
	Third Quarter 2013
Revenues:
Latin America	$423.8	-	-	-	-	-	423.8
EMEA	301.2	-	-	-	-	-	301.2
Asia Pacific	43.5	-	-	-	-	-	43.5
International	768.5	-	-	-	-	-	768.5
North America	234.5	-	-	-	-	-	234.5
Revenues	$1,003.0	-	-	-	-	-	1,003.0

Operating profit:
International	$81.0	-	-	0.8	-	-	81.8
North America	0.7	-	-	-	2.9	-	3.6
Segment operating profit	81.7	-	-	0.8	2.9	-	85.4
Non-segment	(20.7)	(0.9)	-	-	10.3	-	(11.3)
Operating profit	$61.0	(0.9)	-	0.8	13.2	-	74.1

Amounts attributable to Brink’s:
Income from continuing operations	$31.1	(0.9)	-	0.6	7.7	(4.8)	33.7
Diluted EPS – continuing operations	0.63	(0.02)	-	0.01	0.16	(0.10)	0.69

See page 36 for footnote explanations.

Non-GAAP Results – Reconciled to Amounts Reported under GAAP (Continued)
(In millions, except for per share amounts)	GAAP Basis	Gains and Losses on Acquisitions and Dispositions (a)	Net Monetary Asset Remeasurement Losses in Venezuela (b)	Employee Benefit Settlement (c)	U.S. Retirement Plans (d)	Adjust Income Tax Rate (e)	Non-GAAP Basis
	Nine Months 2013

Revenues:
Latin America	$1,250.3	-	-	-	-	-	1,250.3
EMEA	872.4	-	-	-	-	-	872.4
Asia Pacific	128.9	-	-	-	-	-	128.9
International	2,251.6	-	-	-	-	-	2,251.6
North America	708.8	-	-	-	-	-	708.8
Revenues	$2,960.4	-	-	-	-	-	2,960.4

Operating profit:
International	$166.5	-	13.4	1.6	-	-	181.5
North America	5.1	-	-	-	8.7	-	13.8
Segment operating profit	171.6	-	13.4	1.6	8.7	-	195.3
Non-segment	(59.3)	(2.0)	-	-	31.0	-	(30.3)
Operating profit	$112.3	(2.0)	13.4	1.6	39.7	-	165.0

Amounts attributable to Brink’s:
Income from continuing operations	$47.8	(2.0)	8.4	1.2	23.6	(6.4)	72.6
Diluted EPS – continuing operations	0.98	(0.04)	0.17	0.02	0.48	(0.13)	1.48

Amounts may not add due to rounding.

(a)	To eliminate:
•	a $1.1 million adjustment to the amount of gain recognized on a 2010 business acquisition in Mexico as a result of a favorable adjustment to the purchase price received in the first quarter of 2013.
•	$0.9 million of adjustments in the third quarter of 2013 primarily related to the January 2013 acquisition of Rede Trel in Brazil.
(b)	To eliminate currency exchange losses related to a 16% devaluation of the official exchange rate in Venezuela from 5.3 to 6.3 bolivar fuertes to the U.S. dollar in February 2013.
(c)	To eliminate employee benefit settlement losses in Mexico.
(d)	To eliminate expenses related to U.S. retirement plans.
(e)
To adjust effective income tax rate in the interim period to be equal to the midpoint of the estimated range of the full-year non-GAAP effective income tax rate.  The midpoint of the estimated range of the full-year non-GAAP effective tax rate for 2013 is 37.5%.

Non-GAAP Results – Reconciled to Amounts Reported under GAAP (Continued)
(In millions, except for per share amounts)	GAAP Basis	Gains and Losses on Acquisitions and Dispositions (a)	Employee Benefit Settlement and Severance Losses (b)	U.S. Retirement Plans (c)	Tax Benefit on Change in Health Care Funding Strategy (d)	Adjust Income Tax Rate (e)	Non-GAAP Basis
	Third Quarter 2012
Revenues:
Latin America	$385.2	-	-	-	-	-	385.2
EMEA	286.0	-	-	-	-	-	286.0
Asia Pacific	39.1	-	-	-	-	-	39.1
International	710.3	-	-	-	-	-	710.3
North America	234.6	-	-	-	-	-	234.6
Revenues	$944.9	-	-	-	-	-	944.9

Operating profit:
International	$59.4	(7.2)	2.0	-	-	-	54.2
North America	8.3	-	-	2.2	-	-	10.5
Segment operating profit	67.7	(7.2)	2.0	2.2	-	-	64.7
Non-segment	(22.0)	0.1	-	11.5	-	-	(10.4)
Operating profit	$45.7	(7.1)	2.0	13.7	-	-	54.3

Amounts attributable to Brink’s:
Income from continuing operations	$21.3	(3.0)	1.4	8.2	-	0.3	28.2
Diluted EPS – continuing operations	0.44	(0.06)	0.03	0.17	-	0.01	0.58

	Nine Months 2012

Revenues:
Latin America	$1,147.4	-	-	-	-	-	1,147.4
EMEA	840.2	-	-	-	-	-	840.2
Asia Pacific	115.2	-	-	-	-	-	115.2
International	2,102.8	-	-	-	-	-	2,102.8
North America	708.6	-	-	-	-	-	708.6
Revenues	$2,811.4	-	-	-	-	-	2,811.4

Operating profit:
International	$168.0	(7.2)	3.1	-	-	-	163.9
North America	25.5	-	-	6.6	-	-	32.1
Segment operating profit	193.5	(7.2)	3.1	6.6	-	-	196.0
Non-segment	(67.6)	(0.8)	-	36.7	-	-	(31.7)
Operating profit	$125.9	(8.0)	3.1	43.3	-	-	164.3

Amounts attributable to Brink’s:
Income from continuing operations	$78.6	(5.1)	2.2	26.0	(20.9)	3.9	84.7
Diluted EPS – continuing operations	1.62	(0.10)	0.05	0.53	(0.43)	0.08	1.74

See page 38 for footnote explanations.

Non-GAAP Results – Reconciled to Amounts Reported under GAAP (Continued)
(In millions, except for per share amounts)	GAAP Basis	Gains and Losses on Acquisitions and Dispositions (a)	Employee Benefit Settlement and Severance Losses (b)	U.S. Retirement Plans (c)	Tax Benefit on Change in Healthcare Funding Strategy (d)	Adjust Income Tax Rate (e)	Non-GAAP Basis
	Full Year 2012
Revenues:
Latin America	$1,579.4	-	-	-	-	-	1,579.4
EMEA	1,125.9	-	-	-	-	-	1,125.9
Asia Pacific	158.9	-	-	-	-	-	158.9
International	2,864.2	-	-	-	-	-	2,864.2
North America	945.4	-	-	-	-	-	945.4
Revenues	$3,809.6	-	-	-	-	-	3,809.6

Operating profit:
International	$233.4	(8.5)	3.9	-	-	-	228.8
North America	32.5	-	-	8.8	-	-	41.3
Segment operating profit	265.9	(8.5)	3.9	8.8	-	-	270.1
Non-segment	(88.9)	(0.8)	-	47.4	-	-	(42.3)
Operating profit	$177.0	(9.3)	3.9	56.2	-	-	227.8

Amounts attributable to Brink’s:
Income from continuing operations	$113.0	(14.0)	2.8	33.8	(21.1)	-	114.5
Diluted EPS – continuing operations	2.32	(0.29)	0.06	0.70	(0.43)	-	2.36

Amounts may not add due to rounding.

(a)	To eliminate:
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

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows from operating activities decreased by $24.9 million in the first nine months of 2013 as compared to the first nine months of 2012.  We used $32.0 million more cash for investing activities in the first nine months of 2013 as compared to the first nine months of 2012 primarily as a result of less cash provided by proceeds from the sale of assets and the redemption of cash surrender value of life insurance policies combined with a $7.0 million increase in capital expenditures.  We also increased our ownership in a subsidiary and paid some acquisition-related debt in the first nine months of 2013.  We financed our liquidity needs in the first nine months of 2013 with our revolving credit facility and short-term borrowings.

We entered into a new master lease agreement in late 2009 to finance the acquisition of new armored vehicles in the U.S.  Vehicles acquired under the 2009 lease agreement have been accounted for as capital leases.  Vehicles acquired under the previous lease agreement were accounted for as operating leases.

Operating Activities

	Nine Months
	Ended September 30,		$
(In millions)	2013	2012	change

Cash flows from operating activities
Non-GAAP basis	$119.7	146.8	(27.1)
Increase (decrease) in certain customer obligations(a)	(4.4)	0.2	(4.6)
Discontinued operations(b)	(10.9)	(17.7)	6.8
GAAP basis	$104.4	129.3	(24.9)

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

GAAP
Operating cash flows decreased by $24.9 million in the first nine months of 2013 as compared to the same period in 2012.  The decrease was primarily due to an increase in cash used to fund working capital needs driven by an increase in receivables for insurance recoveries and lower operating profit from continuing operations, partially offset by $11.6 million cash paid to our former CEO in 2012.

Non-GAAP
The analysis of non-GAAP cash flows from operating activities is the same as the analysis of GAAP cash flows from operating activities.

Investing Activities

	Nine Months
	Ended September 30,		$
(In millions)	2013	2012	change

Cash flows from investing activities
Capital expenditures	$(124.3)	(117.3)	(7.0)
Acquisitions	(18.1)	(16.8)	(1.3)
Proceeds from the sale of available-for-sale securities and other investments	9.2	15.0	(5.8)
Proceeds from the sale of property and equipment	2.8	12.1	(9.3)
Redemption of cash-surrender value of life insurance policies	-	6.2	(6.2)
Other	(0.5)	4.8	(5.3)
Discontinued operations	(0.7)	(3.6)	2.9
Investing activities	$(131.6)	(99.6)	(32.0)

Cash used by investing activities increased by $32.0 million in the first nine months of 2013 versus the first nine months of 2012.  The increase was primarily due to a $9.3 million decrease in proceeds from the sale of property and equipment, a $7.0 million increase in capital expenditures, $6.2 million in proceeds from the redemption of life insurance policies in 2012 and a $5.8 million decrease in cash received from the sale of available-for-sale securities and other investments.

Cash used for business acquisitions in 2013 is primarily due to the acquisition of Rede Trel, a Brazil-based distributor of electronic prepaid products, for approximately $15.9 million, net of cash acquired.  Acquisitions in 2012 include the purchase of a logistics software provider in France.  We included the acquisition of a noncontrolling interest of a subsidiary in the financing section of our cash flow statement.

	Nine Months				Full Year
	Ended September 30,		$	Full Year	Outlook
(In millions)	2013	2012	change	2012	2013

Property and equipment acquired during the period

Capital expenditures:
International	$88.4	79.1	9.3	129.8	(a)
North America	35.9	38.2	(2.3)	54.2	(a)
Capital expenditures	124.3	117.3	7.0	184.0	195

Capital leases(b):
International	0.9	2.7	(1.8)	2.7	(a)
North America	0.7	8.9	(8.2)	15.4	(a)
Capital leases	1.6	11.6	(10.0)	18.1	10

Total:
International	89.3	81.8	7.5	132.5	(a)
North America	36.6	47.1	(10.5)	69.6	(a)
Total	$125.9	128.9	(3.0)	202.1	205

Depreciation and amortization

International	$83.3	74.3	9.0	100.8	(a)
North America	49.3	47.1	2.2	63.2	(a)
Depreciation and amortization	$132.6	121.4	11.2	164.0	180 – 190

(a)	Not provided.
(b)
Represents the amount of property and equipment acquired using capital leases.  Because the assets are acquired without using cash, the amounts are not reflected in the consolidated cash flow statement.  Amounts are provided here to assist in the comparison of assets acquired in the current year versus prior years.

Capital expenditures in the first nine months of 2013 were primarily for information technology, new cash processing and security equipment, armored vehicles and CompuSafe® units.

Total capital expenditures and capital leases were $3.0 million lower in the first nine months of 2013 when compared to the same period of last year with lower asset acquisitions in North America offset by higher asset acquisitions in the International region.  North America decreased $10.5 million primarily due to lower leases of armored vehicles.  The International segment increased $7.5 million primarily due to investment in productivity initiatives in Latin America.

Full-year total property and equipment acquired during 2013 is expected to be consistent with full-year 2012.

Financing Activities

Summary of financing activities

	Nine Months
	Ended September 30,
(In millions)	2013	2012

Cash provided (used) by financing activities
Borrowings and repayments:
Short-term debt	$55.3	6.2
Long-term revolving credit facilities	97.7	24.2
Other long-term debt	(16.4)	(12.5)
Borrowings (repayments)	136.6	17.9

Acquisition of a noncontrolling interest in a subsidiary	(18.5)	(5.9)
Payment of acquisition-related obligation	(12.8)	-
Debt financing costs	-	(1.5)
Dividends attributable to:
Shareholders of Brink’s	(14.4)	(14.2)
Noncontrolling interests in subsidiaries	(4.2)	(5.9)
Other	(0.9)	(5.3)
Discontinued operations	(2.7)	2.2
Cash flows from financing activities	$83.1	(12.7)

Debt borrowings and repayments
In the first nine months of 2013, we borrowed from our revolving credit facilities and short-term debt to fund operating and investing activities and the acquisition of a noncontrolling interest in a subsidiary.

Dividends
We paid dividends to Brink’s shareholders of $0.30 per share ($14.4 million) in the nine months of 2013, similar to the prior year.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the board of directors.

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

Reconciliation of Net Debt to U.S. GAAP Measures

	September 30,	December 31,
(In millions)	2013	2012

Debt:
Short-term	$76.5	26.7
Long-term	445.7	362.6
Total Debt	522.2	389.3

Less:
Cash and cash equivalents	242.3	201.7
Amounts held by Cash Management Services operations(a)	(37.2)	(44.0)
Cash and cash equivalents available for general corporate purposes	205.1	157.7

Net Debt	$317.1	231.6

(a)
Title to cash received and processed in certain of our Cash Management Services operations transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources and in our computation of Net Debt.

Net Debt is a supplemental non-GAAP financial measure that is not required by, or presented in accordance with GAAP.  We use Net Debt as a measure of our financial leverage.  We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage. Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our consolidated balance sheets.  Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP.   Net Debt excluding cash and debt in Venezuelan operations was $402 million at September 30, 2013, and $280 million at December 31, 2012.

Net Debt increased by $86 million primarily due to the amount of cash used for acquisitions ($49 million, net of cash acquired and including amounts classified in investing and financing activities), the timing of insurance recoveries and changes in working capital.

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

Incremental taxes.  Of the $242.3 million of cash and cash equivalents at September 30, 2013, approximately $221.5 million is held by subsidiaries that we consider to be permanently invested and for which we do not expect to repatriate to the U.S.  If we were to decide to repatriate this cash to the U.S., we may have to accrue and pay additional income taxes.  Given the number of foreign operations and the complexities of the tax law, it is not practical to estimate the potential tax liability, but the amount of taxes owed could be material depending on how and when the repatriation were to occur.

Venezuela.  The Venezuelan government has currency restrictions that limit our ability to obtain U.S. dollars to operate our local business and to repatriate cash.  The inability to repatriate cash from Venezuela limits our ability to use funds earned in Venezuela for general corporate purposes in the U.S. and elsewhere, including reducing our debt.  We believe that the currency exchange rate we use to measure our Venezuelan financial information is likely to be devalued in the future, which would reduce the amount of reported cash on our balance sheet.  At September 30, 2013, our Venezuelan subsidiaries held $0.5 million of cash and short-term investments denominated in U.S. dollars and $84.9 million of cash denominated in bolivar fuertes.

Argentina.  The Argentinean government has, from time-to-time, imposed limits on the exchange of local pesos into U.S. dollars.  As a result, we have elected in the past and may elect in the future to repatriate cash from Argentina using alternative legal methods, which may result in less favorable exchange rates.

Pension contributions. We have a significant underfunded U.S. pension plan that will be required to be funded in the future.  We currently expect to be able to fund pension contributions in the future with cash from operations and borrowings, but we may contribute shares of our stock in the future, if necessary.  Estimated future contributions to our primary U.S. pension plan total $225.9 million at September 30, 2013, based on assumptions as of December 31, 2012.

Debt
We have a $480 million unsecured revolving bank credit facility (the “Revolving Facility”) that matures in January 2017.  The Revolving Facility’s interest rate is based on LIBOR plus a margin, alternate base rate plus a margin, or competitive bid.  The Revolving Facility allows us to borrow or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility.  As of September 30, 2013, $276 million was available under the Revolving Facility.  Amounts outstanding under the Revolving Facility as of September 30, 2013, were denominated primarily in U.S. dollars and to a lesser extent in Canadian dollars and in euros.

The margin on LIBOR borrowings under the Revolving Facility, which ranges from 0.9% to 1.575% depending on our credit rating, was 1.40% at September 30, 2013.  The margin on alternate base rate borrowings under the Revolving Facility ranges from 0.0% to 0.575%.  We also pay an annual facility fee on the Revolving Facility based on our credit rating.  The facility fee, which ranges from 0.10% to 0.30%, was 0.225% at September 30, 2013.

We have $100 million in unsecured notes issued through a private placement debt transaction (the “Notes”).  The Notes comprise $50 million in series A notes with a fixed interest rate of 4.57% and $50 million in series B notes with a fixed interest rate of 5.20%.  The Notes are due in January 2021 with principal payments under the series A notes to begin in January 2015.

As of September 30, 2013, we had three unsecured multi-currency revolving bank credit facilities totaling $73 million, of which approximately $43 million was available. A $20 million facility expires in May 2014, a $30 million facility expires in October 2014 and a $23 million facility expires in December 2015.  Interest on these facilities is based on LIBOR plus a margin.  The margin ranges from 0.9% to 2.125%.  We also have the ability to borrow from other banks, at the banks’ discretion, under short-term uncommitted agreements.  Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

We have a $20 million unsecured committed credit facility that expires in April 2014.  Interest on this facility is based on LIBOR plus a margin, which ranges from 1.20% to 1.575%.  As of September 30, 2013, $6 million was available under the facility.

We have three unsecured letter of credit facilities totaling $179 million, of which approximately $53 million was available at September 30, 2013.  A $54 million facility expires in December 2014, an $85 million facility expires in June 2015, and a $40 million facility expires in December 2015.  The Revolving Facility and the multi-currency revolving credit facilities are also used for issuance of letters of credit and bank guarantees.

The Revolving Facility, the Notes, the unsecured multi-currency revolving bank credit facilities, the unsecured committed credit facility and the letter of credit facilities contain subsidiary guarantees and various financial and other covenants.  The financial covenants, among other things, limit our total indebtedness, limit priority debt, limit asset sales, limit the use of proceeds from asset sales and provide for minimum coverage of interest costs.  The credit agreements do not provide for the acceleration of payments should our credit rating be reduced.  If we were not to comply with the terms of our various credit agreements, the repayment terms could be accelerated and the commitments could be withdrawn.  An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  We were in compliance with all financial covenants at September 30, 2013.

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

Equity
At September 30, 2013, we had 100 million shares of common stock authorized and 48.3 million shares issued and outstanding.

U.S. Retirement Liabilities

Funded Status of U.S. Retirement Plans
	Actual	Actual	Projected
(In millions)	2012	Nine Months 2013	4th Quarter 2013	2014	2015	2016	2017

U.S. pension plans
Beginning funded status	$(305.3)	(275.0)	(250.0)	(243.0)	(194.6)	(129.1)	(55.7)
Net periodic pension credit(a)	16.2	11.0	3.7	18.9	23.4	28.7	34.6
Payment from Brink’s:
Primary U.S. pension plan	22.4	13.0	-	27.8	40.7	43.3	37.2
Other U.S. pension plan	14.8	1.0	0.2	0.8	0.8	0.8	0.8
Benefit plan experience (loss) gain	(23.1)	-	3.1	0.9	0.6	0.6	0.1
Ending funded status	$(275.0)	(250.0)	(243.0)	(194.6)	(129.1)	(55.7)	17.0

UMWA plans
Beginning funded status	$(261.6)	(256.6)	(255.8)	(255.5)	(255.1)	(255.5)	(256.5)
Net periodic postretirement credit (cost)(a)	(1.0)	0.8	0.3	0.4	(0.4)	(1.0)	(1.9)
Benefit plan experience gain	6.3	-	-	-	-	-	-
Other	(0.3)	-	-	-	-	-	-
Ending funded status	$(256.6)	(255.8)	(255.5)	(255.1)	(255.5)	(256.5)	(258.4)

Black lung and other plans
Beginning funded status	$(60.9)	(50.8)	(46.8)	(45.4)	(42.1)	(39.0)	(36.0)
Net periodic postretirement cost(a)	(2.6)	(1.3)	(0.4)	(1.6)	(1.5)	(1.4)	(1.4)
Payment from Brink’s	6.6	5.3	1.8	4.9	4.6	4.4	4.1
Benefit plan experience gain	6.1	-	-	-	-	-	-
Ending funded status	$(50.8)	(46.8)	(45.4)	(42.1)	(39.0)	(36.0)	(33.3)

(a)	Excludes amounts reclassified from accumulated other comprehensive income (loss).

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

	Actual	Actual	Projected
(In millions)	2012	Nine Months 2013	4th Quarter 2013	FY2013	2014	2015	2016	2017

U.S. pension plans	$28.3	22.9	7.6	30.5	20.4	11.6	3.1	(6.8)
UMWA plans	22.0	13.9	4.6	18.5	18.7	18.5	18.4	18.4
Black lung and other plans	5.9	2.9	1.0	3.9	3.6	3.5	3.4	3.4
Total	$56.2	39.7	13.2	52.9	42.7	33.6	24.9	15.0

Amounts allocated to:
North American Segment	$8.8	8.7	3.1	11.8	7.8	4.4	1.1	(2.7)
Non-segment	47.4	31.0	10.1	41.1	34.9	29.2	23.8	17.7
Total	$56.2	39.7	13.2	52.9	42.7	33.6	24.9	15.0

Summary of Total Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants

This table summarizes actual and projected payments
•	from Brink’s to U.S. retirement plans, and
•	from the plans to participants.

	Actual	Actual	Projected
(In millions)	2012	Nine Months 2013	4th Quarter 2013	FY2013	2014	2015	2016	2017

Payments from Brink’s to U.S. Plans
Primary U.S. pension plan	$22.4	13.0	-	13.0	27.8	40.7	43.3	37.2
Other U.S. pension plan	14.8	1.0	0.2	1.2	0.8	0.8	0.8	0.8
Black lung and other plans	6.6	5.3	1.8	7.1	4.9	4.6	4.4	4.1
Total	$43.8	19.3	2.0	21.3	33.5	46.1	48.5	42.1

Payments from U.S. Plans to participants
Primary U.S. pension plan	$41.4	32.0	12.6	44.6	46.0	47.3	48.4	50.0
Other U.S. pension plan	14.8	1.0	0.2	1.2	0.8	0.8	0.8	0.8
UMWA plans	35.7	24.0	10.8	34.8	34.9	35.1	34.8	34.4
Black lung and other plans	6.6	5.3	1.8	7.1	4.9	4.6	4.4	4.1
Total	$98.5	62.3	25.4	87.7	86.6	87.8	88.4	89.3

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of the most recent measurement date.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

Commitments and Contingent Matters

Operating leases
We have made residual value guarantees of approximately $10.3 million at September 30, 2013, related to operating leases, principally for trucks and other vehicles.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We serve customers in more than 100 countries, including approximately 50 countries where we operate subsidiaries.  These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates.  In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program.  Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposure in the nine months ended September 30, 2013.

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information

This document contains both historical and forward-looking information.  Words such as “anticipates,” “assumes,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “believes,” “potential,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, anticipated revenue, segment operating profit, segment margin, non-segment expense, interest expense, income tax rate, non-controlling interest expense, capital expenditures, productivity investments and improvement, capital leases and depreciation and amortization for 2013, future devaluation in Venezuela, currency restrictions in Venezuela and Argentina and the anticipated impact on the Company’s operations and financial results, anticipated results in the Company’s segments and regions in 2013 and beyond, and pending acquisitions, dispositions and related transactions.  Forward-looking information in this document is subject to known and unknown risks, uncertainties and contingencies, which are difficult to predict or quantify, and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

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

Item 6.  Exhibits

Exhibit
Number        Description

10.1	Amendment and Restatement of The Brink’s Company Employee Welfare Benefit Trust

31.1
Certification of Thomas C. Schievelbein, President and Chief Executive Officer (Principal Executive Officer) of The Brink’s Company, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Joseph W. Dziedzic, Vice President and Chief Financial Officer (Principal Financial Officer) of The Brink’s Company, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2013, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Consolidated Balance Sheets at September 30, 2013, and December 31, 2012, (ii)  the Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) the Consolidated Statement of Equity for the nine months ended September 30, 2013, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

October 24, 2013	By: /s/ Joseph W. Dziedzic
Joseph W. Dziedzic
(Vice President and
Chief Financial Officer)
(principal financial officer)