Form 10-K
period 2013-12-31
BRINKS CO
filed 2014-02-28
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
Yes ☐                      No ☒

As of February 21, 2014, there were issued and outstanding 48,425,029 shares of common stock.  The aggregate market value of shares of common stock held by non-affiliates as of June 30, 2013, was $1,220,954,365.

Documents incorporated by reference:  Part III incorporates information by reference from portions of the Registrant’s definitive 2014 Proxy Statement to be filed pursuant to Regulation 14A.

THE BRINK’S COMPANY

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

TABLE OF CONTENTS

PART I

PART I

ITEM 1.  BUSINESS

Overview
The Brink’s Company is a premier provider of secure logistics and security solutions, including cash-in-transit, ATM replenishment and maintenance, secure international transportation of valuables and cash management services, to financial institutions, retailers, government agencies including central banks, mints, jewelers and other commercial operations around the world.  Our international network serves customers in more than 100 countries and employs approximately 65,100 people.  Our operations include approximately 1,000 facilities and 12,700 vehicles. Our headquarters are located in Richmond, Virginia.  A significant portion of our business is conducted internationally, with 82% of our $3.9 billion in revenues earned outside the United States.  The Brink’s Company, along with its subsidiaries, is referred to as “we,” “our,” “Brink’s,” or “the Company” throughout this Form 10-K.

Effective December 31, 2013, Brink’s changed its reporting segments.  Brink’s now reports its financial results in four segments: Latin America; Europe, Middle East and Africa (“EMEA”); North America and Asia Pacific.   Previously, the Company’s reporting segments were International (comprised of Latin America, EMEA and Asia Pacific) and North America.

Financial information related to our four segments and non-segment income and expense is included in the consolidated financial statements on pages 68–112.  Financial results are reported in U.S. dollars and are affected by fluctuations in the relative value of foreign currencies.  Additional information about risks associated with our foreign operations is provided on pages 7, 47 and 67.  We have significant liabilities associated with our retirement plans, a portion of which has been funded.  See pages 55–58 and 84–92 for more information on these liabilities.  Additional risk factors are described on pages 7–11.

Business and Financial Highlights
Brink’s operations are located throughout the world with the majority of our revenues (77%) and segment operating profit (98%) earned outside of North America.

We serve customers in over 100 countries.  Our global network includes ownership interests in operations in 43 countries and agency relationships with companies in additional countries.  In some instances, local laws limit the extent of our ownership interest.

Latin America’s operations include 442 branches in 11 countries.  Latin America’s operations generated $1.7 billion in revenues in 2013, representing 44% of Brink’s consolidated revenues and segment operating profit of $150 million (59% of consolidated segment operating profit).   In 2013, per-country revenues and percentage of total Latin America revenues for the largest countries in the region were as follows: Mexico – $450 million (26%), Venezuela – $447 million (26%), and Brazil – $392 million (23%).

EMEA’s operations include 228 branches in 21 countries.  EMEA’s operations generated $1.2 billion in revenues in 2013, representing 30% of Brink’s consolidated revenues. Segment operating profit was $82 million, representing 32% of consolidated segment operating profit.  EMEA’s largest operation is in France with $543 million (46% of EMEA revenues).

North America’s operations include 143 branches in the U.S. and 51 branches in Canada.  North America’s operations generated 2013 revenues of $898 million, representing 23% of Brink’s consolidated revenues. Segment operating profit was $5 million or 2% of consolidated segment operating profit.

Asia Pacific operates 95 branches in 9 countries and generated $145 million in revenues (4% of consolidated revenues) and $17 million in segment operating profit (7% of consolidated segment operating profit) in 2013.

The majority of Brink’s consolidated revenues in 2013 was earned in 9 countries, each contributing in excess of $100 million.  The 2013 revenues from these countries totaled $3.1 billion or 80% of consolidated revenues.  These operations, in declining order of revenues, were the U.S., France, Mexico, Venezuela, Brazil, Canada, Colombia, Argentina, and the Netherlands.

(In millions)	2013	% total	% change	2012	% total	% change	2011	% total	% change

Revenues by region:

Latin America:
Mexico	$450.4	11	6	$424.0	11	2	$415.2	11	fav
Venezuela	447.1	11	31	342.6	9	27	269.2	7	45
Brazil	392.0	10	1	388.3	10	-	386.8	11	28
Other	431.2	11	2	424.5	11	9	389.5	11	16
Total	1,720.7	44	9	1,579.4	42	8	1,460.7	40	66

EMEA
France	542.5	14	1	535.5	14	(2)	545.2	15	7
Other	635.8	16	8	590.4	16	(1)	597.8	16	16
Total	1,178.3	30	5	1,125.9	30	(1)	1,143.0	31	12

North America
U.S.	707.5	18	-	706.7	19	(4)	733.5	20	-
Canada	190.9	5	2	186.6	5	(2)	189.9	5	2
Total	898.4	23	1	893.3	24	(3)	923.4	25	1

Asia Pacific	144.8	4	6	136.4	4	-	135.8	4	27

Total Revenues	$3,942.2	100	6	$3,735.0	100	2	$3,662.9	100	25

Amounts may not add due to rounding.

Geographic financial information related to revenues and long-lived assets is included in the consolidated financial statements on page 82.

Services
Brink’s provides customized contractual services designed to meet the distinct needs of our customers.  Revenues are generated from charges per service performed or based on the value of goods transported.  As a result, revenues are affected by the level of economic activity in various markets as well as the volume of business for specific customers.  Cash-in-transit (“CIT”) and ATM contracts usually cover an initial term of at least one year and in many cases one to three years, and generally remain in effect thereafter until canceled by either party.  Contracts for Cash Management Services are typically longer.  Costs are incurred when preparing to serve a new customer or to transition away from an existing customer.  Operating profit is generally stronger in the second half of the year, particularly in the fourth quarter, as economic activity is typically stronger during this period.  Following are descriptions of our diverse service offerings.

Core Services (55% of total revenues in 2013)
CIT and ATM Services are core services we provide to customers throughout the world. Core services generated approximately $2.2 billion of revenues in 2013.

CIT Services – Serving customers since 1859, our success in CIT is driven by a combination of rigorous security practices, high-quality customer service, risk management and logistics expertise.  CIT Services generally include the secure transportation of:
•	cash between businesses and financial institutions such as banks and credit unions
•	cash, securities and other valuables between commercial banks, central banks and investment banking and brokerage firms
•	new currency, coins, bullion and precious metals for central banks and other customers

ATM Services – We provide customers who own and operate ATMs a variety of service options.  We manage 88,800 ATMs worldwide.
•	We provide basic ATM management services using our secure transportation network, including cash replenishment and first and second line maintenance.
•
We also provide premium service levels for Brink's Integrated Managed Services (“Brink’s IMS”) clients.  Brink's IMS’ offerings include cash replenishment, replenishment forecasting, cash optimization, ATM remote monitoring, service call dispatching, transaction processing, installation services, and first and second line maintenance.

High-Value Services (37% of total revenues in 2013)
Our Core Services, combined with our brand and global infrastructure, provide a substantial platform from which we offer additional High-Value Services. High-Value Services generated approximately $1.5 billion of revenues in 2013.

Global Services  – Serving customers in more than 100 countries, Brink’s is a leading global provider of secure logistics for valuables including diamonds, jewelry, precious metals, securities, currency, high-tech devices, electronics and pharmaceuticals.  Our comprehensive suite of services includes packing, pickup, secure storage, inventory management, customs clearance, consolidation and secure transport and delivery through a combination of armored vehicles and secure air and sea transportation to leverage our extensive global network.  Our specialized diamond and jewelry operations have offices in the world’s major diamond and jewelry centers.

Cash Management Services – Brink’s offers a fully integrated approach to managing the supply chain of cash, from point-of-sale through transport, vaulting, bank deposit and related credit.  Cash Management Services include:
•	money processing (e.g., counting, sorting, wrapping, checking condition of bills, etc.) and other cash management services
•	deploying and servicing “intelligent” safes and safe control devices, including our patented CompuSafe® service
•	integrated check and cash processing services (“Virtual Vault”)
•	check imaging services

Other cash management services include cashier balancing, counterfeit detection, account consolidation and electronic reporting.  Retail and bank customers use Brink’s to count and reconcile coins and currency, prepare bank deposit information and replenish coins and currency in specific denominations.

Brink’s offers a variety of advanced technology applications, including online cash tracking, cash inventory management, check imaging for real-time deposit processing, and a variety of other web-based tools that enable banks and other customers to reduce costs while improving service to their customers.

Brink’s CompuSafe® service offers customers an integrated, closed-loop system for preventing theft and managing cash.  We market CompuSafe services to a variety of cash-intensive customers such as convenience stores, gas stations, restaurants, retail chains and entertainment venues.  Once the specialized safe is installed, the customer’s employees deposit currency into the safe’s cassettes, which can only be removed by Brink’s personnel.  Upon removal, the cassettes are securely transported to a vault for processing where contents are verified and transferred for deposit.  Our CompuSafe service features currency-recognition and counterfeit-detection technology, multi-language touch screens and an electronic interface between the point-of-sale, back-office systems and external banks.  Our electronic reporting interface with external banks enables customers to receive same-day credit on their cash balances, even if the cash remains on the customer’s premises.

Virtual Vault services combine CIT Services, Cash Management Services, vaulting and electronic reporting technologies to help banks expand into new markets while minimizing investment in vaults and branch facilities.  In addition to providing secure storage, we process deposits, provide check imaging and reconciliation services, perform currency inventory management, process ATM replenishment orders and electronically transmit banking transactions.

We believe the quality and scope of our money processing and information systems differentiate our Cash Management Services from competitive offerings.

Payment Services – We provide convenient payment services, including bill payment processing, mobile top-up, Brink’s Money™ prepaid cards, and the Brink’s Checkout service.

Bill payment processing services include bill payment acceptance and processing services on behalf of utility companies and other billers.  Consumers can pay bills, top-up prepaid mobile phones and manage accounts at Brink’s payment locations or locations that we operate on behalf of utility companies and banks.  This service is offered at over 20,000 locations in Brazil, Mexico, Colombia and Panama.

We offer Brink’s Money™ prepaid payroll cards to employers so that they can pay their employees electronically.  Brink’s Money™ cards can be used at stores, restaurants and online retailers, provide access to cash at ATM’s worldwide, and are more efficient than traditional paper paychecks. This product is targeted to the millions of unbanked and under-banked Americans looking for alternative financial products.

In January 2014, we launched Brink’s Checkout, a payment processing service that enables merchants to sell online to global markets.  Brink’s Checkout is a turn‐key e‐commerce payments service that complies with Payment Card Industry (PCI) data security standards and enables merchants to accept online credit card, debit card and PayPal™ payments.  The system can be set up in minutes and works across 196 countries, 26 different currencies, and 15 languages.

Commercial Security Systems –We provide commercial security system services in designated markets in Europe.  Our security system design and installation services include alarms, motion detectors, closed-circuit televisions, digital video recorders, and access control systems, including card and biometric readers, electronic locks, and turnstiles.  Monitoring services may also be provided after systems have been installed.

Other Security Services (8% of total revenues in 2013)
Security and Guarding – We protect airports, offices, warehouses, stores, and public venues with or without electronic surveillance, access control, fire prevention and highly trained patrolling personnel.

We offer security and guarding services in France, Luxembourg, Greece and Germany.  A portion of this business involves long-term contracts related primarily to security services at airports and embassies.  Generally, guarding contracts are for a one-year period, and the majority of contracts are extended.

Strategy
Our growth strategy is as follows:
•	Maximize profits in developed markets
o	Invest in higher-margin solutions to shift revenue mix from Core Services to High-Value Services.
o	Invest in Brink’s Integrated Management Services, which provides cash supply chain solutions for our financial institution customers. See page 2 for more detail.
o	Reduce presence in underperforming markets.
•	Invest in emerging markets that meet internal metrics for projected growth, profitability and return on investment. Continue to invest in Latin America to benefit from strong growth in the region.
•	Invest in adjacent security-related markets where we can create value for customers with our brand, security expertise, global infrastructure and other competitive advantages.
o	Examples include several new Payment Services businesses that provide services to consumers and small businesses.
o
Explore the re-entry of the monitored home security and "smart home" industry.  In 2008, we spun off our residential security business, and we believe consumers continue to trust our brand and capabilities.

Our strategy to control costs is as follows:
•	Global procurement – achieve cost synergies available to companies of Brink’s size and geographic scope.
•	Centralize management and reduce costs of key functions, such as purchase and maintenance of our fleet, IT resources, travel management, and back-office functions such as finance and human resources.
•	Organizational structure – ensure appropriate spans of control and layers of management to promote an effective and non-bureaucratic structure.
•	Deliver on productivity investments and cost control efforts in the U.S.

Industry and Competition
Brink’s competes with large multinational, regional and smaller companies throughout the world.  Our largest multinational competitors are G4S plc (U.K.); Loomis AB (Sweden); Prosegur, Compania de Seguridad, S.A. (Spain); and Garda World Security Corporation (Canada).

We believe the primary factors in attracting and retaining customers are security expertise, service quality, and price.  Our competitive advantages include:
•	brand name recognition
•	reputation for a high level of service and security
•	risk management and logistics expertise
•	value-based solutions expertise
•	global infrastructure and customer base
•	proprietary cash processing and information systems
•	proven operational excellence
•	high-quality insurance coverage and financial strength

Our cost structure is generally competitive, although certain competitors may have lower costs due to a variety of factors, including lower wages, less costly employee benefits, and less stringent security and service standards.

Although we face competitive pricing pressure in many markets, we resist competing on price alone.  We believe our high levels of service and security, as well as value-added solutions differentiate us from competitors.

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

Service Mark and Patents
BRINKS is a registered service mark in the U.S. and certain foreign countries.  The BRINKS mark, name and related marks are of material significance to our business.  We own patents for safes and related services, including our integrated CompuSafe® service, which expire between 2015 and 2027.  These patents provide us with important advantages; however, we are not dependent on the existence of these patents.

We have licensed the Brink’s name to a limited number of companies, including a distributor of security products (padlocks, door hardware, etc.) offered for sale to consumers through major retail chains.

Government Regulation
Our U.S. operations are subject to regulation by the U.S. Department of Transportation with respect to safety of operations, equipment and financial responsibility.  Intrastate operations in the U.S. are subject to state regulation.  Operations outside of the United States are regulated to varying degrees by the countries in which we operate.

Employee Relations
At December 31, 2013, our company had approximately 65,100 full-time and contract employees, including approximately 7,600 employees in the United States (of whom approximately 950 were classified as part-time employees) and approximately 57,500 employees outside the United States.  At December 31, 2013, Brink’s was a party to twelve collective bargaining agreements in North America with various local unions covering approximately 1,700 employees.  The agreements have various expiration dates from 2014 to 2020.  Outside of North America, approximately 58% of employees are represented by trade union organizations.  We believe our employee relations are satisfactory.

Acquisitions
Below is a summary of the significant businesses we acquired in the last three years.  See note 6 to the consolidated financial statements for more information on these acquisitions.

France. In January 2012, we acquired Kheops, SAS, a provider of logistics software and related services, for $17 million.  This acquisition gives us proprietary control of software used primarily in our CIT and Cash Management Services operations in France.

Brazil. In January 2013, we acquired Brazil-based Rede Transacoes Eletronicas Ltda. (“Rede Trel”) for $28 million.  Rede Trel distributes electronic prepaid products, including mobile phone airtime, via a network of approximately 20,000 retail locations across Brazil.  Rede Trel’s strong distribution network supplements Brink’s existing payments business, ePago, which has operations in Brazil, Mexico, Colombia and Panama.

Discontinued Operations
Below is a summary of the significant businesses we disposed in the last three years.  See note 18 to the consolidated financial statements for more information on these dispositions. The results of these operations have been excluded from continuing operations and are reported as discontinued operations for the current and prior periods.  We continue to operate our Global Services business in each of these countries.

Cash-in-transit operations sold or shut down:
•	Poland (sold in March 2013)
•	Turkey (shut down in June 2013)
•	Hungary (sold in September 2013)
•	Germany (sold in December 2013)

Our former CIT operation in Belgium filed for bankruptcy in November 2010, after a restructuring plan was rejected by local union employees, and was placed in bankruptcy on February 2, 2011.  We deconsolidated the Belgium subsidiary in 2010.

Guarding operations sold:
•	Morocco (December 2012)
•	France (January 2013)
•	Germany (July 2013)

Other operations sold:
•
We sold Threshold Financial Technologies, Inc. in Canada in November 2013.  Threshold operated private-label ATM network and payment processing businesses.  Brink’s continues to own and operate Brink’s Integrated Managed Services for ATM customers.

•	We sold ICD Limited and other affiliated subsidiaries in November 2013. ICD had operations in China and other locations in Asia. ICD designed and installed security systems for commercial customers.

Former Coal Businesses. We have significant liabilities related to benefit plans that pay medical costs for retirees of our former coal operations.  A portion of these liabilities has been funded.  We expect to have ongoing expenses within continuing operations and future cash outflow for these liabilities.  See notes 3 and 18 to the consolidated financial statements for more information.

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

We compete in industries that are subject to significant competition and pricing pressures in most markets.  In addition, our business model requires significant fixed costs associated with offering many of our services including costs to operate a fleet of armored vehicles and a network of secure branches.  Because we believe we have competitive advantages such as brand name recognition and a reputation for a high level of service and security, we resist competing on price alone.  However, continued pricing pressure from competitors or failure to achieve pricing based on the competitive advantages identified above could result in lost volume of business and have an adverse effect on our business, financial condition, results of operations and cash flows.  In addition, given the highly competitive nature of our industries, it is important to develop new solutions and product and service offerings to help retain and expand our customer base.  Failure to develop, sell and execute new solutions and offerings in a timely and efficient manner could also negatively affect our ability to retain our existing customer base or pricing structure and have an adverse effect on our business, financial condition, results of operations and cash flows.

Decreased use of cash could have a negative impact on our business.

The proliferation of payment options other than cash, including credit cards, debit cards, stored-value cards, mobile payments and on-line purchase activity, could result in a reduced need for cash in the marketplace and a decline in the need for physical bank branches and retail stores.  To mitigate this risk, we are developing new lines of business and investing in adjacent security-related markets, but there is a risk that these initiatives may not offset the risks associated with our traditional cash-based business and that our business, financial condition, results of operations and cash flows could be negatively impacted.

We have significant operations outside the United States.

We currently serve customers in more than 100 countries, including 43 countries where we operate subsidiaries.  Eighty-two percent (82%) of our revenue in 2013 came from operations outside the U.S.  We expect revenue outside the U.S. to continue to represent a significant portion of total revenue.  Business operations outside the U.S. are subject to political, economic and other risks inherent in operating in foreign countries, such as:

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

The gap between the official exchange rate in Venezuela and the unofficial rate widened in 2013.  We expect the gap to continue to widen in the future.  We use the official exchange rate to translate the income statements and balance sheets of our Venezuelan operations and our consolidated results expressed in U.S. dollars would not be as favorable if we had used unofficial rates.

The unofficial currency exchange markets used to exchange Venezuelan bolivars to U.S. dollars report rates that are significantly less favorable than the local official rate.  At December 31, 2013, we held $93.8 million of cash and cash equivalents denominated in bolivars based on current official exchange rates.  The amount of cash reported in our consolidated balance sheet at the end of 2013 would have declined by $86 million had we used recent unofficial market rates instead of the official rate to remeasure the local currency.  Similarly, our reported revenues related to Venezuela would have declined by approximately $400 million.

Currency restrictions in Venezuela limit our ability to use earnings and cash flows outside of Venezuela and may negatively affect ongoing operations in Venezuela.

Because most of our past requests to convert bolivars to dollars have not been approved and certain past processes to obtain dollars are no longer available, we do not expect to be able to repatriate cash from Venezuela for the foreseeable future.  Therefore, we do not expect to be able to use cash held in Venezuela for any purpose outside of that country, including reducing our U.S. debt, funding growth or business acquisitions or returning cash to shareholders.

We believe that currency exchange restrictions in Venezuela may disrupt the operation of our business in Venezuela because we may be unable to pay for goods and services that are required to be paid in dollars.  This could reduce our ability to provide services to our customers in Venezuela, or could increase the cost of delivering the services, which would negatively affect our earnings and cash flows, and could result in a loss of control, shutdown or loss of the business in Venezuela.

Currency restrictions in Argentina may require us to use more expensive methods to repatriate earnings.

The Argentinean government has, from time-to-time, imposed limits on the exchange of local pesos into U.S. dollars.  As a result, we have elected in the past and may elect in the future to repatriate cash from Argentina using alternative legal methods, which may result in less favorable exchange rates.  At December 31, 2013, our Argentinean operations held $10.9 million in Argentinean pesos.

Our growth strategy may not be successful.

One element of our growth strategy is to extend our brand, strengthen our brand portfolio and expand our geographic reach through investments in adjacent security-related markets and selective acquisitions and divestitures.  While we may identify opportunities for investments to support our growth strategy as well as acquisition and divestiture opportunities, our due diligence examinations and positions that we may take with respect to appropriate valuations for acquisitions and divestitures and other transaction terms and conditions may hinder our ability to successfully complete business transactions to achieve our strategic goals.  In addition we may fail to achieve strategic objectives and anticipated revenue and segment operating profit improvements. There can be no assurance that:

•	we will identify and be successful in pursuing investment opportunities,
•	we will be able to acquire attractive businesses on favorable terms,
•	all future acquisitions will be accretive to earnings, or
•	future acquisitions will be rapidly and efficiently integrated into existing operations.

We may be unable to achieve, or may be delayed in achieving, our cost control initiatives.

We have launched a number of cost control initiatives to improve operating efficiencies and reduce operating costs.  Although we have achieved annual cost savings associated with these initiatives, we may be unable to sustain the cost savings that we have achieved.  In addition, if we are unable to achieve, or have any unexpected delays in achieving, additional cost savings, our results of operations and cash flow may be adversely affected.  Even if we meet our goals as a result of these initiatives, we may not receive the expected financial benefits of these initiatives.

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

Deferred tax assets are future tax deductions that result primarily from net operating losses and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes.  We have $242 million of U.S. deferred tax assets recorded at the end of 2013 primarily related to our retirement plan obligations.  These future tax deductions may not be realized if our expectations of future margin improvements of our U.S. business are not attained.  Consequently, not realizing our U.S. deferred tax assets may significantly and materially affect our financial condition, results of operations and cash flows.

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

We have substantial pension and retiree medical obligations, a portion of which have been funded.  The amount of these obligations is significantly affected by factors that are not in our control, including interest rates used to determine the present value of future payment streams, investment returns, medical inflation rates, participation rates and changes in laws and regulations.  The funded status of the primary U.S. pension plan was approximately 88% as of December 31, 2013.  Based on actuarial assumptions at the end of 2013, we expect that we will be required to make contributions totaling $110 million to the plan over the next five years.  This could adversely affect our liquidity and our ability to use our resources to make acquisitions and to otherwise grow our business.

We have $589 million of actuarial losses recorded in accumulated other comprehensive income (loss) at the end of 2013.  These losses relate to changes in actuarial assumptions that have increased the net liability for benefit plans.  These losses have not been recognized in earnings.  These losses will be recognized in earnings in future periods to the extent they are not offset by future actuarial gains.  Our projections of future cash requirements and expenses for these plans could be adversely affected if our retirement plans have additional actuarial losses.

Our earnings and cash flow could be materially affected by increased losses of customer valuables.

We purchase insurance coverage for losses of customer valuables for amounts in excess of what we consider prudent deductibles and/or retentions.  Insurance is provided by different groups of underwriters at negotiated rates and terms.  Coverage is available to us in major insurance markets, although premiums charged are subject to fluctuations depending on market conditions.  Our loss experience and that of other companies in our industry affects premium rates.  We are not insured for losses below our coverage limits and recognize expense up to these limits for actual losses.  Our insurance policies cover losses from most causes, with the exception of war, nuclear risk and various other exclusions typical for such policies.  The availability of high-quality and reliable insurance coverage is an important factor in obtaining and retaining customers and managing the risks of our business.  If our losses increase, or if we are unable to obtain adequate insurance coverage at reasonable rates, our financial condition, results of operations and cash flows could be materially and adversely affected.

We have risks associated with confidential individual information.

In the normal course of business, we collect, process and retain sensitive and confidential information about individuals.  Despite the security measures we have in place, our facilities and systems, and those of third-party service providers and business partners, could be vulnerable to security breaches (including cybersecurity breaches), acts of vandalism, computer viruses, misplaced or lost data, programming or human errors or other similar events.  Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or by third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In January 2006 we sold BAX Global (the Company’s former international freight forwarding and logistics operations).  We retained some of the obligations related to these operations, primarily for taxes owed prior to the date of sale.  In addition, we provided indemnification customary for these sorts of transactions.  Future unfavorable developments related to these matters could require us to record additional expenses or make cash payments in excess of recorded liabilities.  The occurrence of these events could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We serve customers in more than 100 countries, including 43 countries where we operate subsidiaries, all of which have different income tax laws and associated income tax rates.  Our effective income tax rate can be significantly affected by changes in the mix of pretax earnings by country and the related income tax rates in those countries.  In addition, our effective income tax rate is significantly affected by the ability to realize deferred tax assets, including those associated with net operating losses.  Changes in income tax laws, income apportionment, or estimates of the ability to realize deferred tax assets, could significantly affect our effective income tax rate, financial position and results of operations.  We are subject to the regular examination of our income tax returns by various tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance that the outcomes from these examinations will not have a material adverse effect on our business.

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

Forward-Looking Statements
This document contains both historical and forward-looking information.  Words such as “anticipates,” “assumes,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “potential,” “believes,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, statements regarding future performance of The Brink’s Company and its global operations, including organic revenue growth and segment operating profit margin in 2014, the repatriation of cash from our Venezuelan and Argentinean operations, the anticipated financial effect of pending litigation,  revenue and depreciation, profit growth and expected margins in the Company’s operating segments, the acquisition of new vehicles in the United States with capital leases, interest expense and rental expense related to the U.S. fleet, expected non-segment income and expenses, 2014 projected interest expense and interest and other income, the realization of deferred tax assets, our anticipated effective tax rate for 2014 and our tax position, the reinvestment of earnings on operations outside the United States, net income attributable to noncontrolling interests, expected earnings in Venezuela, projected currency impact on revenue, capital expenditures, capital leases and depreciation and amortization, the funding of future acquisitions and pension obligations, the ability to meet liquidity needs, future payment of bonds issued by the Peninsula Ports Authority of Virginia,  expenses and payouts for the U.S. retirement plans and the non-U.S. pension plans and the expected long-term rate of return and funded status of the primary U.S. pension plan, expected liability for and future contributions to the UMWA plans, liability for black lung obligations, the projected impact of future excise tax on the UMWA plans, our ability to obtain U.S. dollars to operate our business in Venezuela, future devaluation in Venezuela, the effect of accounting rule changes, the performance of counterparties to hedging agreements, the recognition of unrecognized tax positions, future amortizations into net periodic pension and post-retirement cost, the deductibility of goodwill, projected minimum repayments of long-term debt, the replacement of operating leases, future minimum lease payments, and the recognition of costs related to equity awards.  Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which are difficult to quantify and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond our control, include, but are not limited to:

•	continuing market volatility and commodity price fluctuations and their impact on the demand for our services;

•	our ability to continue profit growth in Latin America;

•	our ability to maintain or improve volumes at favorable pricing levels and increase cost efficiencies in the United States and Europe;

•	investments in information technology and value-added services and their impact on revenue and profit growth;

•	our ability to develop and implement solutions for our customers and gain market acceptance of those solutions;

•	our ability to maintain an effective IT infrastructure and safeguard confidential information;

•
risks customarily associated with operating in foreign countries including changing labor and economic conditions, currency devaluations, safety and security issues, political instability, restrictions on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive government actions;

•	the strength of the U.S. dollar relative to foreign currencies and foreign currency exchange rates;

•	the stability of the Venezuelan economy, changes in Venezuelan policy regarding foreign-owned businesses;

•	changes in currency restrictions and in official and unofficial foreign exchange rates;

•	fluctuations in value of the Venezuelan bolivar;

•	regulatory and labor issues in many of our global operations, including negotiations with organized labor and the possibility of work stoppages;

•	our ability to identify and execute further cost and operational improvements and efficiencies in our core businesses;

•	our ability to integrate successfully recently acquired companies and improve their operating profit margins;

•	costs related to dispositions and market exits;

•	our ability to identify evaluate and pursue acquisitions and other strategic opportunities including those in the home security industry and in emerging markets;

•	the willingness of our customers to absorb fuel surcharges and other future price increases;

•	the impact of turnaround actions responding to current conditions in Europe and North America and our productivity and cost control efforts in those regions;

•	our ability to obtain necessary information technology and other services at favorable pricing levels from third party service providers;

•	variations in costs or expenses and performance delays of any public or private sector supplier, service provider or customer;

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

•
changes to estimated liabilities and assets in actuarial assumptions due to payments made, investment returns, interest rates and annual actuarial revaluations, the funding requirements, accounting treatment, investment performance and costs and expenses of our pension plans, the VEBA and other employee benefits, mandatory or voluntary pension plan contributions;

•	the nature of our hedging relationships;

•	changes in estimates and assumptions underlying our critical accounting policies;

•	our ability to realize deferred tax assets;

•	the outcome of pending and future claims, litigation, and administrative proceedings;

•	public perception of the Company’s business and reputation;

•	access to the capital and credit markets;

•	seasonality, pricing and other competitive industry factors; and

•	the promulgation and adoption of new accounting standards and interpretations, new government regulations and interpretations of existing regulations.

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

The following table discloses leased and owned facilities and vehicles for Brink’s most significant operations as of December 31, 2013.

	Facilities			Vehicles
Region	Leased	Owned	Total	Leased	Owned	Total

U.S.	131	26	157	1,920	183	2,103
Canada	38	14	52	480	14	494
Latin America	373	121	494	593	5,701	6,294
EMEA	210	37	247	580	2,556	3,136
Asia Pacific	97	-	97	6	638	644
Total	849	198	1,047	3,579	9,092	12,671

As of December 31, 2013, we had approximately 19,100 units for our CompuSafe® service installed worldwide, of which approximately 15,400 units were located in the U.S.

ITEM 3.  LEGAL PROCEEDINGS

For a discussion of legal proceedings, see note 22 to the consolidated financial statements, “Other Commitments and Contingencies,” in Part II, Item 8 of this 10-K.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant

The following is a list as of February 21, 2014, of the names and ages of the executive officers of The Company  indicating the principal positions and offices held by each.  There are no family relationships among any of the officers named.

Name	Age	Positions and Offices Held	Held Since

Thomas C. Schievelbein	60	Chairman, President and Chief Executive Officer	2012
Joseph W. Dziedzic	45	Vice President and Chief Financial Officer	2009
McAlister C. Marshall, II	44	Vice President and General Counsel	2008
Darren M. McCue	40	Vice President and Chief Commercial Strategy Officer	2013
Matthew A. P. Schumacher	55	Controller	2001
Holly R. Tyson	42	Vice President and Chief Human Resources Officer	2012
Patricia A. Watson	47	Vice President and Chief Information Officer	2013

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

Mr. Marshall was appointed Vice President and General Counsel of the Company in September 2008.  He also previously held the office of Secretary from September 2008 to July 2009 and from June 2012 to November 2013.

Mr. McCue is the Vice President and Chief Commercial Strategy Officer of the Company.  Mr. McCue joined the Company and was appointed to this position in February 2013.  Before joining the Company, Mr. McCue was Executive Vice President of Strategy and Business Development for Consumer Financial Solutions at Aetna Inc. from 2011 to 2013.  He also served as Executive Vice President of Strategy and Product Development for PayFlex Systems USA, Inc. from 2007 until the company was acquired by Aetna in 2011.

Mr. Schumacher has served in his present position for more than the past five years.

Ms. Tyson is the Vice President and Chief Human Resources Officer of the Company.  Ms. Tyson was hired in August 2012 and appointed to this position in September 2012.  Before joining the Company, Ms. Tyson was with Bristol-Myers Squibb Company, a global biopharmaceutical company, where she was Vice President U.S. Pharmaceuticals Human Resources from 2010 to 2012, Executive Director World Wide Pharmaceuticals Talent & U.S. Pharmaceutical Sales Learning from 2009 to 2010, Senior Director Human Resources & U.S. Pharmaceuticals Sales Learning from 2008 to 2009.

Ms. Watson is Vice President and Chief Information Officer of the Company.  Ms. Watson joined the Company in January 2013 and was appointed to this position in February 2013.  Prior to joining the Company, Ms. Watson was Senior Technology Executive with Bank of America’s Treasury, Credit and Payments division from 2007 to 2012.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the symbol “BCO.”  As of February 18, 2014, there were 1,641 shareholders of record of common stock.

The dividends declared and the high and low prices of our common stock for each full quarterly period within the last two years are as follows:

	2013 Quarters				2012 Quarters
	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Dividends declared per common share	$0.1000	0.1000	0.1000	0.1000	$0.1000	0.1000	0.1000	0.1000
Stock prices:
High	$30.75	28.36	28.76	34.76	$29.64	26.73	25.82	29.87
Low	25.90	24.07	25.41	26.58	23.39	20.91	21.70	24.67

See note 17 to the consolidated financial statements for a description of limitations of our ability to pay dividends in the future.

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

The following graph compares the cumulative 5-year total return provided to shareholders of The Brink’s Company’s common stock compared to the cumulative total returns of the S&P Midcap 400 index and the S&P Midcap 400 Commercial Services & Supplies Index.  The graph tracks the performance of a $100 investment in our common stock and in each index from December 31, 2008, through December 31, 2013.  The performance of The Brink’s Company’s common stock assumes that the shareholder reinvested all dividends received during the period.

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
  Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Source:  Zacks Investment Research, Inc.

Comparison of Five-Year Cumulative Total Return Among
Brink’s Common Stock, the S&P MidCap 400 Index and
the S&P Midcap 400 Commercial Services & Supplies Index(a)

	Years Ended December 31,
	2008	2009	2010	2011	2012	2013

The Brink's Company	$100.00	91.90	103.26	104.75	112.95	137.04
S&P Midcap 400 Index	100.00	137.38	173.98	170.96	201.53	269.04
S&P Midcap 400 Commercial Services & Supplies Index	100.00	120.33	146.78	159.85	187.08	258.89
Copyright© 2014, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.

(a)
For the line designated as “The Brink’s Company” the graph depicts the cumulative return on $100 invested in The Brink’s Company’s common stock.  For the S&P Midcap 400 Index and the S&P Midcap 400 Commercial Services & Supplies Index, cumulative returns are measured on an annual basis for the periods from December 31, 2008, through December 31, 2013, with the value of each index set to $100 on December 31, 2008.  Total return assumes reinvestment of dividends.  We chose the S&P Midcap 400 Index and the S&P Midcap 400 Commercial Services & Supplies Index because we are included in these indices, which broadly measure the performance of mid-size companies in the United States market.

ITEM 6. SELECTED FINANCIAL DATA

 Five Years in Review

GAAP Basis
(In millions, except for per share amounts)	2013	2012	2011	2010	2009

Revenues and Operating Profit
Revenues	$3,942.2	3,735.0	3,662.9	2,925.3	2,959.3
Segment operating profit	$252.8	263.9	262.3	244.6	237.3
Non-segment income (expense)	(81.1)	(88.9)	(59.8)	(62.6)	(46.6)
Operating profit	$171.7	175.0	202.5	182.0	190.7

Income attributable to Brink’s:
Income from continuing operations	71.9	111.2	100.3	87.1	220.1
Loss income from discontinued operations(a)	(15.1)	(22.3)	(25.8)	(30.0)	(19.9)
Net income attributable to Brink’s	$56.8	88.9	74.5	57.1	200.2
Financial Position

Property and equipment, net	$758.7	793.8	749.2	698.9	549.5
Total assets	2,498.0	2,553.9	2,406.2	2,270.5	1,879.8
Long-term debt, less current maturities	330.5	335.6	335.3	323.7	172.3
Brink’s shareholders’ equity	693.9	501.8	408.0	516.2	534.9

Supplemental Information
Depreciation and amortization	$173.6	155.7	148.1	123.9	122.3
Capital expenditures	177.7	177.9	183.7	135.7	160.4

Earnings per share attributable to Brink’s common shareholders
Basic:
Continuing operations	$1.48	2.30	2.10	1.81	4.65
Discontinued operations(a)	(0.31)	(0.46)	(0.54)	(0.62)	(0.42)
Net income	$1.17	1.84	1.56	1.18	4.23

Diluted:
Continuing operations	$1.47	2.29	2.09	1.80	4.63
Discontinued operations(a)	(0.31)	(0.46)	(0.54)	(0.62)	(0.42)
Net income	$1.16	1.83	1.55	1.18	4.21

Cash dividends	$0.4000	0.4000	0.4000	0.4000	0.4000

Weighted-average Shares
Basic	48.7	48.4	47.8	48.2	47.2
Diluted	49.0	48.6	48.1	48.4	47.5

(a)
Loss from discontinued operations reflects the operations and gains and losses, if any, on disposal of ICD Limited and affiliated subsidiaries, Threshold Financial Technologies Inc., cash-in-transit operations in Germany, Hungary, Turkey, Poland, and Belgium, and guarding operations in France, Morocco, and Germany.  Expenses related to retained retirement obligations are recorded as a component of continuing operations after the respective disposal dates.  Adjustments to contingent liabilities are recorded within discontinued operations.

Non-GAAP Basis*
(In millions, except for per share amounts)	2013	2012	2011	2010	2009

Revenues	$3,942.2	3,735.0	3,662.9	2,925.3	2,721.4
Segment operating profit	$283.4	268.1	267.6	246.8	196.8
Non-segment income (expense)	(42.6)	(42.3)	(40.6)	(36.2)	(34.7)
Operating profit	$240.8	225.8	227.0	210.6	162.1

Amounts attributable to Brink’s:
Income from continuing operations	115.9	112.7	112.5	118.9	91.1
Diluted EPS – continuing operations	$2.37	2.32	2.34	2.46	1.92

*Reconciliations to GAAP results are found beginning on page 40.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE BRINK’S COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2013

OPERATIONS

The Brink’s Company

The Brink’s Company offers transportation and logistics management services for cash and valuables throughout the world.  These services include:
•	Cash-in-Transit (“CIT”) Services – armored vehicle transportation of valuables
•	ATM Services – replenishing and maintaining customers’ automated teller machines; providing network infrastructure services
•	Global Services* – secure international transportation of valuables
•	Cash Management Services*
o	Currency and coin counting and sorting; deposit preparation and reconciliations; other cash management services
o	Safe and safe control device installation and servicing (including our patented CompuSafe® service)
o	Check and cash processing services for banking customers (“Virtual Vault Services”)
o	Check imaging services for banking customers
•
Payment Services* – bill payment and processing services on behalf of utility companies and other billers at any of our Brink’s or Brink’s – operated  payment locations in Latin America; Brink’s Money™ prepaid payroll cards; Brink’s Checkout e-commerce online payment services

•
Security and Guarding Services – protection of airports, offices, and certain other locations in Europe with or without electronic surveillance, access control, fire prevention and highly trained patrolling personnel

* We consider these to be High-Value Services as described in more detail on page 3.

Executive Summary

Non-GAAP Financial Measures
We provide an analysis of our operations below on both a generally accepted accounting principles (“GAAP”) and non-GAAP basis.  The purpose of the non-GAAP information is to report our financial information as follows:
•	excluding retirement expenses related to frozen retirement plans and retirement plans from former operations
•	without certain income and expense items in 2011, 2012 and 2013
•	after adjusting tax expense for certain items

The non-GAAP financial measures are intended to provide information to assist comparability and estimates of future performance.  The adjustments are described in detail and are reconciled to our GAAP results on pages 40–46.

2013 versus 2012

GAAP
In 2013, our revenues increased $207.2 million or 6% and operating profit decreased $3.3 million or 2%.  Revenues increased primarily due to organic growth in Latin America, partially offset by unfavorable changes in currency exchange rates.  Operating profit decreased primarily due to the negative impact of changes in currency exchange rates ($36.1 million) and an organic profit decrease in North America ($26.8 million), partially offset by organic profit improvement in Latin America ($50.6 million) and a decrease in non-segment expenses ($7.8 million).

Income from continuing operations attributable to Brink’s shareholders in 2013 decreased 35% compared to 2012 primarily due to higher tax expense ($24.9 million) mainly resulting from a $21.1 million tax benefit related to a change in retiree healthcare funding strategy in 2012, lower interest and other non-operating income ($5.6 million), and higher income attributable to noncontrolling interests ($3.5 million), in addition to the operating profit decrease mentioned above.

Earnings per share from continuing operations was $1.47, down from $2.29 in 2012.

Non-GAAP
The analysis of non-GAAP revenues is the same as the analysis of GAAP revenues.

Operating profit increased $15.0 million in 2013 primarily due to organic growth in our Latin America segment ($60.3 million), partially offset by an organic decrease in North America ($24.0 million) and the negative impact of changes in currency exchange rates ($22.7 million).

Income from continuing operations attributable to Brink’s shareholders in 2013 increased 3% primarily due to the operating profit increase mentioned above and lower tax expense ($3.5 million), partially offset by higher income attributable to noncontrolling interests ($10.1 million).

Earnings per share from continuing operations was $2.37, up from $2.32 in 2012.

2012 versus 2011

GAAP
In 2012, our revenues increased $72.1 million or 2% and operating profit decreased $27.5 million or 14% from 2011.  Revenues increased due to organic growth in our Latin America and EMEA segments, partially offset by unfavorable changes in currency exchange rates and an organic decrease in our North America segment.  Operating profit decreased primarily due to increased U.S. retirement plan expenses ($28.2 million), the negative impact of changes in currency exchange rates ($15.2 million) and a gain recognized in 2011 on the sale of the U.S. Document Destruction business ($6.7 million), partially offset by organic profit improvement in our EMEA segment ($21.7 million) and a gain on the sale of real estate in Venezuela ($7.2 million).

Income from continuing operations attributable to Brink’s shareholders in 2012 increased 11% compared to 2011 primarily due to lower tax expense ($36.9 million) mainly resulting from a $21.1 million tax benefit related to a change in retiree healthcare funding strategy, and lower income attributable to noncontrolling interests ($3.2 million), partially offset by the operating profit decrease mentioned above.

Earnings per share from continuing operations was $2.29, up from $2.09 in 2011.

Non-GAAP
The analysis of non-GAAP revenues is the same as the analysis of GAAP revenues.

Our operating profit decreased $1.2 million in 2012.  Operating profit decreased primarily due to the negative impact of changes in currency exchange rates ($15.2 million) and lower results in our Latin America ($8.0 million) and Asia Pacific ($6.0 million) segments on an organic basis, partially offset by organic improvement in our EMEA ($21.7 million) and North American ($7.1 million) segments.

Income from continuing operations attributable to Brink’s shareholders in 2012 was flat versus 2011 as lower income attributable to noncontrolling interests ($4.1 million) was offset by higher tax expense ($3.0 million) and the lower operating profit mentioned above.

Earnings per share from continuing operations was $2.32, down from $2.34 in 2011.

Outlook
See page 39 for a summary of our 2014 Outlook.

GAAP
Overall
Our organic revenue growth rate for 2014 is expected to be in the 5% to 8% range, and our estimate of the negative impact of changes in currency exchange rates on revenue is in the 3% to 5% range.  Our operating segment margin is expected to be about 6.8%.

By Segment
Latin America organic revenue growth rate for 2014 is expected to be in the 12% to 14% range, and our estimate of the negative impact of changes in currency exchange rates on Latin America revenue is in the 6% to 8% range.  Our Latin America segment margin is expected to be in the 7.5% to 9.5% range.

EMEA organic revenue growth rate for 2014 is expected to be in the 0% to 2% range, and our estimate of the negative impact of changes in currency exchange rates on EMEA revenue is in the 1% to 3% range.  Our EMEA segment margin is expected to be in the 6% to 8% range.

North America organic revenue growth rate for 2014 is expected to be in the 0% to 2% range, with no impact of changes in currency exchange rates.  Our North America segment margin is expected to be in the 1.5% to 2.5% range for 2014.  We expect the North American margin to improve in 2014 and 2015, and we have a goal to reach 7% in 2016.

Asia Pacific organic revenue growth rate for 2014 is expected to be in the 5% to 7% range, and our estimate of the negative impact of changes in currency exchange rates on Asia Pacific revenue is in the 1% to 3% range.  Our Asia Pacific segment margin is expected to be in the 9.5% to 11.5% range.

Non-GAAP
Overall
Our outlook for non-GAAP revenues is the same as our outlook for GAAP revenues.  Our outlook for non-GAAP operating segment margin is expected to be about 7%.

By Segment
Our outlook for non-GAAP segment margin is the same as our outlook for GAAP segment margin for all segments except for North America.  North America non-GAAP segment margin excludes the cost of U.S. retirement plans and is expected to be in the 2.5% to 3.5% range.

Performing Branches in U.S.
Performing branches is an internal profitability metric we use to measure our U.S. operations.  We considered 45% of our branches to be performing branches in the U.S. at the end of 2013.  Our goal is to increase performing branches to 75% by the end of 2016.

Definition of Organic Growth
Organic growth represents the change in revenues or operating profit between the current and prior period, excluding the effect of:  acquisitions and dispositions, changes in currency exchange rates (as described on page 27) and the remeasurement of net monetary assets in Venezuela under highly inflationary accounting.

Business and Strategy Overview
We have four geographic operating segments:
•	Latin America
•	Europe, Middle East, and Africa (“EMEA”)
•	North America (U.S. and Canada)
•	Asia Pacific

We believe that Brink’s has significant competitive advantages including:
•	brand name recognition
•	reputation for a high level of service and security
•	risk management and logistics expertise
•	value-based solutions expertise
•	global infrastructure and customer base
•	proprietary cash processing and information systems
•	proven operational excellence
•	high-quality insurance coverage and general financial strength

We focus our time and resources on service quality, protecting and strengthening our brand, and addressing our risks.  Our marketing and sales efforts are enhanced by the “Brink’s” brand, so we seek to protect and build its value.  Because our services focus on handling, transporting, protecting and managing valuables, we strive to understand and manage risk.  Overlaying our approach is an understanding that we must be disciplined and patient enough to charge prices that reflect the value provided, the risk assumed and the need for an adequate return for our investors.

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

Operating results may vary from period to period.  Because revenues are generated from charges per service performed or based on the value of goods transported, they can be affected by both the level of economic activity and the volume of business for specific customers.  As contracts generally run for one or more years, costs are incurred to prepare to serve, or to transition away, from a customer.  We also periodically incur costs to reduce operations when volumes decline, including costs to reduce the number of employees and close or consolidate branch and administrative facilities.  In addition, security costs can vary depending on performance, cost of insurance coverage, and changes in crime rates (i.e., attacks and robberies).

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

Brink’s revenues and related operating profit are generally higher in the second half of the year, particularly in the fourth quarter, due to generally increased economic activity associated with the holiday season.

Former Businesses
We have significant liabilities associated with our former coal operations, primarily related to retirement plans, which are partially funded by plan trusts.

Information about liabilities related to former operations is contained in the following sections of this report:
•	Non-segment Income (Expense) on page 33
•	Liquidity and Capital Resources – Contractual Obligations – on page 55
•	Application of Critical Accounting Policies – on page 59
•	Notes 3 and 18 to the consolidated financial statements, which begin on page 84

RESULTS OF OPERATIONS

Consolidated Review

	GAAP			% Change		Non-GAAP(c)			% Change
Years Ended December 31,	2013	2012	2011	2013	2012	2013	2012	2011	2013	2012
(In millions, except for per share amounts)

Revenues	$3,942.2	3,735.0	3,662.9	6	2	$3,942.2	3,735.0	3,662.9	6	2
Segment operating profit(a)	252.8	263.9	262.3	(4)	1	283.4	268.1	267.6	6	-
Non-segment expense	(81.1)	(88.9)	(59.8)	(9)	49	(42.6)	(42.3)	(40.6)	1	4
Operating profit	171.7	175.0	202.5	(2)	(14)	240.8	225.8	227.0	7	(1)
Income from continuing operations(b)	71.9	111.2	100.3	(35)	11	115.9	112.7	112.5	3	-
Diluted EPS from continuing operations(b)	1.47	2.29	2.09	(36)	10	2.37	2.32	2.34	2	(1)

Amounts may not add due to rounding.

(a)
Segment operating profit is a non-GAAP measure when presented in any context other than prescribed by Accounting Standards Codification Topic 280, Segment Reporting.  The tables on pages 27 and 30 reconcile the measurement to operating profit, a GAAP measure.  Disclosure of total segment operating profit enables investors to assess the total operating performance of Brink’s excluding non-segment income and expense.  Forward-looking estimates related to total segment operating profit and non-segment income (expense) for 2014 are provided on page 39.

(b)	Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.
(c)	Non-GAAP earnings information is contained on pages 40 –46, including reconciliation to amounts reported under GAAP.

 Summary Reconciliation of Non-GAAP Diluted EPS
Years Ended December 31,	2013	2012	2011

GAAP Diluted EPS	$1.47	2.29	2.09
Exclude Venezuela net monetary asset remeasurement losses	0.17	-	-
Excludes U.S. retirement plan expenses	0.65	0.70	0.37
Exclude employee benefit settlement, severance losses, CEO retirement costs and other	0.04	0.06	0.08
Exclude gains and losses on acquisitions and asset dispositions	0.04	(0.29)	(0.20)
Exclude tax benefit from change in retiree health care funding strategy	-	(0.43)	-
Non-GAAP Diluted EPS	$2.37	2.32	2.34

Amounts may not add due to rounding.  Non-GAAP results are reconciled in more detail to the applicable GAAP results on pages 40–46.

Revenues

GAAP
2013 versus 2012
Revenues in 2013 increased $207.2 million or 6% due to organic growth in our Latin America ($261.7 million), EMEA ($25.5 million), Asia Pacific ($15.3 million) and North America ($11.0 million) segments, partially offset by unfavorable changes in currency exchange rates ($121.9 million).

Revenues increased 8% on an organic basis due mainly to higher average selling prices (including the effects of inflation in several Latin American countries).

See page 22 for our definition of “organic.”

2012 versus 2011
Revenues in 2012 increased $72.1 million or 2% due to organic growth in our Latin America ($215.4 million) and EMEA ($69.9 million) segments, partially offset by:
•	unfavorable changes in currency exchange rates ($192.3 million)
•	an organic decrease in our North America segment ($25.5 million).

Revenues increased 7% on an organic basis due mainly to higher average selling prices (including the effects of inflation in several Latin American countries).

Non-GAAP
2013 versus 2012
The analysis of non-GAAP revenues is the same as the analysis of GAAP revenues.

2012 versus 2011
The analysis of non-GAAP revenues is the same as the analysis of GAAP revenues.

Costs and Expenses

GAAP
2013 versus 2012
Cost of revenues increased 6% to $3,197.1 million driven by higher labor costs from inflation-based wage increases.  Selling, general and administrative costs increased 3% to $564.0 million due primarily to higher labor costs.

2012 versus 2011
Cost of revenues increased 2% to $3,024.3 million driven by higher labor costs from inflation-based wage increases.  Selling, general and administrative costs increased 7% to $546.7 million due primarily to higher labor costs.

Operating Profit

GAAP
2013 versus 2012
Operating profit decreased 2% due mainly to:
•
the negative impact of changes in currency exchange rates ($36.1), including a $13.4 million charge related to the remeasurement of net monetary assets as a result of the devaluation of Venezuela currency

•	an organic decrease in our North America segment
•	the $18.7 million loss related to the February 2013 robbery in Brussels, Belgium
•	the 2012 gain recognized on the sale of real estate in Venezuela ($7.2 million)
partially offset by organic growth in our Latin America and Asia-Pacific segments and lower non-segment expenses ($7.8 million).

2012 versus 2011
Operating profit decreased 14% due mainly to:
•	increased U.S. retirement plan expenses ($28.2 million)
•	the negative impact of changes in currency exchange rates ($15.2 million)
•	the 2011 gain recognized on the sale of the U.S. Document Destruction business ($6.7 million)
•	an organic decrease in our Asia Pacific segment ($6.0 million)
partially offset by organic improvement in our EMEA segment ($21.7 million) and a gain on the sale of real estate in Venezuela ($7.2 million).

Non-GAAP
2013 versus 2012
Operating profit increased 7% due mainly to organic growth in our Latin America and Asia-Pacific segments, partially offset by:
•	the negative impact of changes in currency exchange rates ($22.7 million)
•	an organic decrease in our North America segment
•	the $18.7 million loss related to the February 2013 robbery in Brussels, Belgium.

2012 versus 2011
Operating profit decreased $1.2 million primarily due to:
•	the negative impact of changes in currency exchange rates ($15.2 million)
•	organic decreases in our Latin America ($8.0 million) and Asia Pacific ($6.0 million) segments partially offset by organic improvement in our EMEA ($21.7 million) and North American ($7.1 million) segments.

Income from continuing operations and net income, and related per share amounts
(attributable to Brink’s)

GAAP
2013 versus 2012
Income from continuing operations attributable to Brink’s shareholders in 2013 decreased 35% compared to 2012 primarily due to higher tax expense ($24.9 million) mainly resulting from a $21.1 million tax benefit related to a change in retiree healthcare funding strategy in 2012, lower interest and other non-operating income ($5.6 million) and higher income attributable to noncontrolling interests ($3.5 million), in addition to the operating profit decrease mentioned previously.

Earnings per share from continuing operations was $1.47, down from $2.29 in 2012.

2012 versus 2011
Income from continuing operations attributable to Brink’s shareholders in 2012 increased 11% compared to 2011 primarily due to lower tax expense ($36.9 million) mainly resulting from a $21.1 million tax benefit related to a change in retiree healthcare funding strategy and lower income attributable to noncontrolling interests ($3.2 million), partially offset by the operating profit decrease mentioned above.

Earnings per share from continuing operations was $2.29, up from $2.09 in 2011.

Non-GAAP
2013 versus 2012
Income from continuing operations attributable to Brink’s shareholders in 2013 increased 3% primarily due to the operating profit increase mentioned above and lower tax expense ($3.5 million), partially offset by higher income attributable to noncontrolling interests ($10.1 million).

Earnings per share from continuing operations was $2.37, up from $2.32 in 2012.

2012 versus 2011
Income from continuing operations attributable to Brink’s shareholders in 2012 was flat versus 2011 as lower income attributable to noncontrolling interests ($4.1 million) was offset by higher tax expense ($3.0 million) and the operating profit decrease mentioned above.

Earnings per share from continuing operations was $2.32, down from $2.34 in 2011.

Segment Operating Results
Segment Review
2013 versus 2012
GAAP
			Acquisitions /
		Organic	Dispositions	Currency		% Change
(In millions)	2012	Change	(a)	(b)	2013	Total	Organic
Revenues:
Latin America	$1,579.4	261.7	15.6	(136.0)	1,720.7	9	17
EMEA	1,125.9	25.5	-	26.9	1,178.3	5	2
North America	893.3	11.0	-	(5.9)	898.4	1	1
Asia Pacific	136.4	15.3	-	(6.9)	144.8	6	11
Total	$3,735.0	313.5	15.6	(121.9)	3,942.2	6	8

Operating profit:
Latin America	$135.1	50.6	1.8	(37.6)	149.9	11	37
EMEA	88.1	(8.8)	-	2.2	81.5	(7)	(10)
North America	31.9	(26.8)	-	(0.4)	4.7	(85)	(84)
Asia Pacific	8.8	8.2	-	(0.3)	16.7	90	93
Segment operating profit	263.9	23.2	1.8	(36.1)	252.8	(4)	9
Non-segment	(88.9)	5.8	2.0	-	(81.1)	(9)	(7)
Total	$175.0	29.0	3.8	(36.1)	171.7	(2)	17

Segment operating margin:
Latin America	8.6%				8.7%
EMEA	7.8%				6.9%
North America	3.6%				0.5%
Asia Pacific	6.5%				11.5%
Segment operating margin	7.1%				6.4%

Non-GAAP
			Acquisitions /
		Organic	Dispositions	Currency		% Change
(In millions)	2012	Change	(a)	(b)	2013	Total	Organic
Revenues:
Latin America	$1,579.4	261.7	15.6	(136.0)	1,720.7	9	17
EMEA	1,125.9	25.5	-	26.9	1,178.3	5	2
North America	893.3	11.0	-	(5.9)	898.4	1	1
Asia Pacific	136.4	15.3	-	(6.9)	144.8	6	11
Total	$3,735.0	313.5	15.6	(121.9)	3,942.2	6	8

Operating profit:
Latin America	$130.1	60.3	1.8	(24.2)	168.0	29	46
EMEA	88.5	(9.2)	-	2.2	81.5	(8)	(10)
North America	40.7	(24.0)	-	(0.4)	16.3	(60)	(59)
Asia Pacific	8.8	9.1	-	(0.3)	17.6	100	fav
Segment operating profit	268.1	36.2	1.8	(22.7)	283.4	6	14
Non-segment	(42.3)	(0.3)	-	-	(42.6)	1	1
Total	$225.8	35.9	1.8	(22.7)	240.8	7	16

Segment operating margin:
Latin America	8.2%				9.8%
EMEA	7.9%				6.9%
North America	4.6%				1.8%
Asia Pacific	6.5%				12.2%
Segment operating margin	7.2%				7.2%

Amounts may not add due to rounding.

(a)	Includes operating results and gains/losses on acquisitions, sales and exits of businesses.
(b)
The “Currency” amount in the table is the summation of the monthly currency changes, plus (minus) the U.S. dollar amount of remeasurement currency gains (losses) of bolivar denominated net monetary assets recorded under highly inflationary accounting rules related to the Venezuelan operations.  The monthly currency change is equal to the Revenue or Operating Profit for the month in local currency, on a country-by-country basis, multiplied by the difference in rates used to translate the current period amounts to U.S. dollars versus the translation rates used in the year-ago month.  The functional currency in Venezuela is the U.S. dollar under highly inflationary accounting rules.  Remeasurement gains and losses under these rules are recorded in U.S. dollars but these gains and losses are not recorded in local currency.  Local currency Revenue and Operating Profit used in the calculation of monthly currency change for Venezuela have been derived from the U.S. dollar results of the Venezuelan operations under U.S. GAAP (excluding remeasurement gains and losses) using current period currency exchange rates.

Segment Review
2013 versus 2012

Total Segment Operating Profit

GAAP
Segment operating profit decreased 4% due mainly to:
•	unfavorable currency impact ($36.1 million), including a $13.4 million charge related to the remeasurement of net monetary assets as a result of the devaluation of Venezuela currency
•	an organic decrease in our North America segment
•	the $18.7 million loss related to the February 2013 robbery in Brussels, Belgium
•	the 2012 gain recognized on the sale of real estate in Venezuela ($7.2 million)
partially offset by organic increases in our Latin America and Asia-Pacific segments.

Non-GAAP
Segment operating profit increased 6% due to organic increases in our Latin America and Asia-Pacific segments, partially offset by:
•	an organic decrease in our North America segment
•	unfavorable currency impact ($22.7 million)
•	the $18.7 million loss related to the February 2013 robbery in Brussels, Belgium.

Latin America

GAAP
Revenue in Latin America increased 9% ($141.3 million) due to organic revenue growth ($261.7 million) partially offset by the unfavorable effect of currency exchange rates ($136.0 million).

The 17% revenue growth on an organic basis ($261.7 million) was primarily due to inflation-based price increases across the region.

Operating profit increased 11% ($14.8 million) as:
•	higher profits in Venezuela, despite a 2012 gain on a building sale ($7.2 million)
•	organic growth in Argentina, including 2012 write-offs of Argentinean government receivables ($4.1 million)
•	organic growth in Brazil and Chile
were partially offset by:
•	unfavorable currency impact ($37.6 million), including a charge related to the remeasurement of net monetary assets as a result of the devaluation of Venezuela currency ($13.4 million)
•	increased regional spending on productivity initiatives
•	increased security costs.

Non-GAAP
The analysis of Latin America non-GAAP revenues is the same as the analysis of Latin America GAAP revenues.

Operating profit increased 29% ($37.9 million) as:
•	higher profits in Venezuela
•	organic growth in Argentina, including 2012 write-offs of Argentinean government receivables ($4.1 million)
•	organic growth in Brazil and Chile
were partially offset by:
•	unfavorable currency impact ($24.2 million)
•	increased regional spending on productivity initiatives
•	increased security costs.

EMEA

GAAP
EMEA revenues increased by 5% ($52.4 million) due to the favorable effect of currency exchange rates ($26.9 million) and organic growth ($25.5 million).

Revenue increased on an organic basis by 2% driven by higher volumes in Ireland, Switzerland and Russia, partially offset by a 2012 commercial settlement in the Netherlands and lower volumes in France due to a customer loss.

EMEA operating profit decreased 7% ($6.6 million) due mainly to:
•	higher security costs
•	a 2012 commercial settlement in the Netherlands
•	organic decreases in Germany, Greece and Morocco
partially offset by the positive impact of currency exchange rates ($2.2 million) and the benefit of a change in tax legislation in France.

Non-GAAP
The analysis of EMEA non-GAAP revenues is the same as the analysis of EMEA GAAP revenues.

EMEA operating profit decreased 8% ($7.0 million) due to:
•	higher security costs
•	a 2012 commercial settlement in the Netherlands
•	organic decreases in Germany, Greece and Morocco
partially offset by the positive impact of currency exchange rates ($2.2 million) and the benefit of a change in tax legislation in France.

North America

GAAP
Revenues in North America increased 1% ($5.1 million) due to a 1% organic increase ($11.0 million) as growth in Canada was offset by CIT volume and price pressure in the U.S. and unfavorable currency impact ($5.9 million) in Canada.

Operating profit decreased 85% ($27.2 million) due to an organic decrease in the U.S. as a result of lower CIT demand, continued pricing pressure and higher security costs.

Non-GAAP
The analysis of North America non-GAAP revenues is the same as the analysis of North America GAAP revenues.

Operating profit decreased 60% ($24.4 million) due to an organic decrease in the U.S. as a result of lower CIT demand, continued pricing pressure and higher security costs.

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

Asia Pacific

GAAP
Revenue in Asia Pacific increased 6% ($8.4 million) primarily due to organic growth in Hong Kong, Australia, Singapore and China, partially offset by the negative impact of currency exchange rates ($6.9 million).

Operating profit increased 90% ($7.9 million) driven by organic increases in Hong Kong and Singapore, as well as lower regional overhead.

Non-GAAP
The analysis of Asia Pacific non-GAAP revenues is the same as the analysis of Asia Pacific GAAP revenues.

Operating profit increased $8.8 million driven by organic increases in Hong Kong and Singapore, as well as lower regional overhead.

Segment Review
2012 versus 2011
GAAP
			Acquisitions /
		Organic	Dispositions	Currency		% Change
(In millions)	2011	Change	(a)	(b)	2012	Total	Organic
Revenues:
Latin America	$1,460.7	215.4	1.5	(98.2)	1,579.4	8	15
EMEA	1,143.0	69.9	0.3	(87.3)	1,125.9	(1)	6
North America	923.4	(25.5)	(2.6)	(2.0)	893.3	(3)	(3)
Asia Pacific	135.8	5.4	-	(4.8)	136.4	-	4
Total	$3,662.9	265.2	(0.8)	(192.3)	3,735.0	2	7

Operating profit:
Latin America	$143.5	0.1	(0.3)	(8.2)	135.1	(6)	-
EMEA	73.4	21.7	(0.4)	(6.6)	88.1	20	30
North America	30.3	1.5	0.2	(0.1)	31.9	5	5
Asia Pacific	15.1	(6.0)	-	(0.3)	8.8	(42)	(40)
Segment operating profit	262.3	17.3	(0.5)	(15.2)	263.9	1	7
Non-segment	(59.8)	(20.7)	(8.4)	-	(88.9)	49	35
Total	$202.5	(3.4)	(8.9)	(15.2)	175.0	(14)	(2)

Segment operating margin:
Latin America	9.8%				8.6%
EMEA	6.4%				7.8%
North America	3.3%				3.6%
Asia Pacific	11.1%				6.5%
Segment operating margin	7.2%				7.1%

Non-GAAP
			Acquisitions /
		Organic	Dispositions	Currency		% Change
(In millions)	2011	Change	(a)	(b)	2012	Total	Organic
Revenues:
Latin America	$1,460.7	215.4	1.5	(98.2)	1,579.4	8	15
EMEA	1,143.0	69.9	0.3	(87.3)	1,125.9	(1)	6
North America	923.4	(25.5)	(2.6)	(2.0)	893.3	(3)	(3)
Asia Pacific	135.8	5.4	-	(4.8)	136.4	-	4
Total	$3,662.9	265.2	(0.8)	(192.3)	3,735.0	2	7

Operating profit:
Latin America	$145.6	(8.0)	0.7	(8.2)	130.1	(11)	(5)
EMEA	73.4	21.7	-	(6.6)	88.5	21	30
North America	33.5	7.1	0.2	(0.1)	40.7	21	21
Asia Pacific	15.1	(6.0)	-	(0.3)	8.8	(42)	(40)
Segment operating profit	267.6	14.8	0.9	(15.2)	268.1	-	6
Non-segment	(40.6)	(1.7)	-	-	(42.3)	4	4
Total	$227.0	13.1	0.9	(15.2)	225.8	(1)	6

Segment operating margin:
Latin America	10.0%				8.2%
EMEA	6.4%				7.9%
North America	3.6%				4.6%
Asia Pacific	11.1%				6.5%
Segment operating margin	7.3%				7.2%
Amounts may not add due to rounding.

See page 27 for footnotes.

Segment Review
2012 versus 2011

Total Segment Operating Profit

GAAP
Segment operating profit increased 1% as the positive impact of organic improvement in EMEA and decreased security costs were mostly offset by the negative impact of changes in currency exchange rates ($15.2 million) and lower profits in Asia Pacific on an organic basis.

Non-GAAP
Segment operating profit was flat as the positive impact of organic improvement in EMEA and decreased security costs were offset by the negative impact of changes in currency exchange rates ($15.2 million) and lower profits in Latin America and Asia Pacific on an organic basis.

Latin America

GAAP
Revenue in Latin America increased 8% ($118.7 million) due to organic revenue growth ($215.4 million) partially offset by the unfavorable effect of currency exchange rates ($98.2 million).

The 15% revenue growth on an organic basis ($215.4 million) was primarily due to inflation-based price increases across the region.

Operating profit decreased 6% ($8.4 million) as:
•	lower profits in Venezuela caused by pressure from government actions partially offset by a gain on a building sale ($7.2 million)
•	unfavorable currency impact ($8.2 million)
•	an organic decrease in Chile
were partially offset by:
•	organic growth in Mexico, Brazil and Argentina despite write-offs of Argentinean government receivables ($4.1 million)
•	higher labor agreement expenses in the prior year period
•	a 2011 tax on equity in Colombia which did not reoccur in 2012.

Non-GAAP
The analysis of Latin America non-GAAP revenues is the same as the analysis of Latin America GAAP revenues.

Operating profit decreased 11% ($15.5 million) due to:
•	lower profits in Venezuela due to pressure from government actions
•	unfavorable currency impact ($8.2 million)
•	an organic decrease in Chile
were partially offset by:
•	organic growth in Mexico, Brazil and Argentina despite write-offs of Argentinean government receivables ($4.1 million)
•	higher labor agreement expenses in the prior year period
•	a 2011 tax on equity in Colombia, which did not reoccur in 2012.

EMEA

GAAP
EMEA revenues decreased by 1% ($17.1 million) due mainly to the unfavorable effect of currency exchange rates ($87.3 million), partially offset by organic growth ($69.9 million).

Revenue increased on an organic basis by 6% due to:
•	higher volumes in France, the Netherlands, and the United Kingdom
•	a commercial settlement in the Netherlands.

EMEA operating profit increased 20% ($14.7 million) due mainly to:
•	organic improvement in France, Russia and the Netherlands
•	improved security performance
•	a commercial settlement in the Netherlands
partially offset by the negative impact of currency exchange rates ($6.6 million).

Non-GAAP
The analysis of EMEA non-GAAP revenues is the same as the analysis of EMEA GAAP revenues.

EMEA operating profit increased 21% ($15.1 million) due to:
•	organic improvement in France, Russia and the Netherlands
•	improved security performance
•	a commercial settlement in the Netherlands
partially offset by the negative impact of currency exchange rates ($6.6 million).

North America

GAAP
Revenues in North America decreased 3% ($30.1 million) due to a 3% organic decrease ($25.5 million) primarily from CIT volume and price pressure in the U.S. and unfavorable currency impact ($2.0 million) in Canada.

Operating profit increased by $1.6 million due to organic improvement in the U.S. as a result of cost reductions despite lower CIT demand and continued pricing pressure, offset by increased U.S. retirement charges ($5.6 million).

Non-GAAP
The analysis of North America non-GAAP revenues is the same as the analysis of North America GAAP revenues.

Operating profit increased $7.2 million due to organic improvements in the U.S. on cost reductions despite lower CIT demand and continued pricing pressure.

Asia Pacific

Revenue in Asia Pacific remained flat as growth in China and India was offset by the negative impact of currency exchange rates ($4.8 million).

Operating profit decreased $6.3 million driven by an organic decrease in India.

Non-segment Income (Expense)

GAAP	Years Ended December 31,			% change
(In millions)	2013	2012	2011	2013	2012

General and administrative	$(44.5)	(44.4)	(46.6)	-	(5)
Retirement costs (primarily former operations)	(41.3)	(47.4)	(24.8)	(13)	91
Gains on business acquisitions and dispositions	2.8	0.8	9.2	fav	(91)
Royalty income	1.9	2.1	1.7	(10)	24
Gains on sale of property and other assets	-	-	0.7	-	(100)
Non-segment income (expense)	$(81.1)	(88.9)	(59.8)	(9)	49

Non-segment expenses in 2013 were $7.8 million lower than 2012, mainly due to:
•	lower retirement costs ($6.1 million)
•
the inclusion in 2013 results of $1.7 million in gains from favorable purchase price adjustments primarily related to the January 2013 purchase of Rede Trel in Brazil and a $1.1 million gain related to a favorable purchase price adjustment on the 2010 Mexico acquisition.

Non-segment expenses in 2012 were $29.1 million or 49% higher than 2011, mainly due to:
•	increased retirement costs ($22.6 million)
•	the inclusion in 2011 results of $9.2 million in gains related to the sale of U.S. Document Destruction business ($6.7 million) and an adjustment to the bargain purchase gain in Mexico ($2.1 million)
partially offset by:
•	lower general and administrative costs ($2.2 million), including $4.1 million of 2011 expenses related to the retirement of the former CEO.

Outlook for 2014
We estimate that non-segment expenses on a GAAP basis will be approximately $64 million in 2014, a decrease from 2013 primarily as a result of lower retirement costs.  See page 39 for a summary of our 2014 Outlook.

Non-GAAP	Years Ended December 31,			% change
(In millions)	2013	2012	2011	2013	2012

General and administrative	$(44.5)	(44.4)	(42.5)	-	4
Royalty income	1.9	2.1	1.7	(10)	24
Gains on sale of property and other assets	-	-	0.2	-	(100)
Non-segment income (expense)	$(42.6)	(42.3)	(40.6)	1	4

Non-segment expenses on a non-GAAP basis in 2013 were flat compared to 2012.

Non-segment expenses on a non-GAAP basis in 2012 were $1.7 million higher than 2011, mainly due to increased general and administrative costs.

Outlook for 2014
We estimate that non-segment expenses on a non-GAAP basis will be approximately $45 million in 2014, up slightly from 2013. See page 39 for a summary of our 2014 Outlook.

Other Operating Income (Expense)

Other operating income (expense) includes segment and non-segment other operating income and expense.

	Years Ended December 31,			% change
(In millions)	2013	2012	2011	2013	2012

Share in earnings of equity affiliates	$6.7	6.0	4.8	12	25
Gains on business acquisitions and dispositions	2.8	0.8	9.2	fav	(91)
Royalty income	1.9	2.1	1.7	(10)	24
Gains on sale of property and other assets	2.4	7.6	1.2	(68)	fav
Impairment losses	(2.9)	(2.4)	(2.4)	21	-
Foreign currency items:
Transaction losses	(20.2)	(4.2)	(3.7)	unfav	14
Hedge gains (losses)	(0.4)	0.2	2.2	unfav	(91)
Other	0.3	0.9	5.0	(67)	(82)
Other operating income (expense)	$(9.4)	11.0	18.0	unfav	(39)

2013 versus 2012
Other operating income decreased in 2013 primarily as a result of unfavorable factors including:
•
$16.0 million in higher foreign currency exchange losses related primarily to the February 2013 devaluation of the official exchange rate in Venezuela ($13.4 million) and converting Argentinean pesos to U.S. dollars ($2.0 million)

•	a $7.2 million gain on sale of real estate in Venezuela in 2012 partially offset by
•	$1.7 million in gains from favorable purchase price adjustments primarily related to a January 2013 purchase of payments business in Brazil
•	a $1.1 million gain related to favorable purchase price adjustment for the 2010 Mexico acquisition.

2012 versus 2011
Other operating income decreased in 2012 primarily as a result of unfavorable factors including:
•	a $6.7 million gain on the sale of U.S. Document Destruction business in 2011
•	a $2.1 million bargain purchase gain adjustment recognized in 2011 related to the 2010 Mexico acquisition
•	lower gains on hedging transactions ($2.0 million)
partially offset by
•	a $7.2 million gain on the sale of real estate in Venezuela in 2012.

Nonoperating Income and Expense

Interest Expense

	Years Ended December 31,			% change
(In millions)	2013	2012	2011	2013	2012

Interest expense	$25.1	23.1	23.1	9	-

Interest expense was slightly higher in 2013 compared to 2012 due to an increase in average borrowings in the current year.

Interest expense remained flat in 2012 compared to 2011.

Outlook for 2014
We expect our interest expense to be $27 million to $29 million in 2014 versus $25 million in 2013.  See page 39 for a summary of our 2014 Outlook.

Interest and Other Income

	Years Ended December 31,			% change
(In millions)	2013	2012	2011	2013	2012

Interest income	$2.7	4.8	5.7	(44)	(16)
Gain on available-for-sale securities	0.4	2.9	4.4	(86)	(34)
Foreign currency hedge losses	(1.0)	-	-	unfav	-
Other	(0.5)	(0.5)	(1.2)	-	(58)
Interest and other income (expense)	$1.6	7.2	8.9	(78)	(19)

Interest and other income (expense) was lower in 2013 primarily due to:
•	a $2.5 million decrease in gain on available-for-sale securities as we realized gains in 2012 on security sales to fund pension payments to former executives
•
a $2.1 million decrease in interest income primarily due to lower amounts of investments in India as interest-earning short-term investments were sold to fund the repurchase of noncontrolling interest shares in our Indian subsidiary

•	$1.0 million in foreign currency hedge losses in 2013 related to a cross currency swap contract.

Interest and other income (expense) was lower in 2012 due to:
•	a $1.5 million decrease in gain on available-for-sale securities
•	a $0.9 million decrease in interest income.

Outlook for 2014
We expect our interest and other income to be $1 million to $2 million in 2014 versus $2 million in 2013. See page 39 for a summary of our 2014 outlook.

Income Taxes

Summary Rate Reconciliation – GAAP

(In percentages)	2013	2012	2011

U.S. federal tax rate	35.0%	35.0%	35.0%
Increases (reductions) in taxes due to:
Adjustments to valuation allowances	4.0	1.2	(2.9)
Foreign income taxes	(6.5)	(2.2)	0.3
Medicare subsidy for retirement plans	(1.1)	(14.4)	-
Nontaxable acquisition (gains) losses	-	-	(0.4)
French business tax	3.0	2.7	2.4
Change in judgment about uncertain tax positions in Mexico	-	(4.7)	-
Other	0.7	(0.6)	(0.4)
Income tax rate on continuing operations	35.1%	17.0%	34.0%

Summary Rate Reconciliation – Non-GAAP(a)

(In percentages)	2013	2012	2011

U.S. federal tax rate	35.0%	35.0%	35.0%
Increases (reductions) in taxes due to:
Adjustments to valuation allowances	1.5	0.9	(2.6)
French business tax	2.0	2.1	2.1
Other	(5.2)	(1.4)	0.5
Income tax rate on Non-GAAP continuing operations	33.3%	36.6%	35.0%

(a)	See pages 40–46 for a reconciliation of non-GAAP results to GAAP.

Overview
Our effective tax rate has varied in the past three years from the statutory U.S. federal rate due to various factors, including
•	changes in judgment about the need for valuation allowances
•	changes in the geographical mix of earnings
•	nontaxable acquisition gains and losses
•	changes in laws in the U.S., France and Mexico
•	timing of benefit recognition for uncertain tax positions
•	state income taxes

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

Continuing Operations
2013 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in 2013 approximated the 35% U.S. statutory rate due to $6.1 million of tax expense from cross border payments and $4.4 million of tax expense due to the characterization of a French business tax as an income tax, mostly offset by a $8.7 million tax benefit due to the jurisdictional mix of earnings including the favorable Venezuela permanent inflation adjustment.

2012 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in 2012 was lower than the 35% U.S. statutory tax rate largely due to a $21.1 million non-cash tax benefit related to a change in retiree healthcare funding strategy and a $7.5 million tax benefit related to a change in judgment on uncertain tax positions, partially offset by $5.2 million of tax expense due to the jurisdictional mix of earnings and the characterization of a French business tax as an income tax.

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

Outlook for 2014
On a GAAP and Non GAAP basis, the effective income tax rate for 2014 is expected to be between 33% and 37%.  Our effective tax rate may fluctuate materially from these estimates due to changes in permanent book-tax differences, changes in the expected geographical mix of earnings, changes in current or deferred taxes due to legislative changes, changes in valuation allowances or accruals for contingencies and other factors.  See page 39 for a summary of our 2014 Outlook.

Other
As of December 31, 2013, we have not recorded U.S. federal deferred income taxes on approximately $259 million of undistributed earnings of foreign subsidiaries and equity affiliates in accordance with FASB ASC Topic 740, Income Taxes.  We expect that these earnings will be permanently reinvested in operations outside the U.S.  It is not practical to compute the estimated deferred tax liability on these earnings.

Noncontrolling Interests

	Years Ended December 31,			% change
(In millions)	2013	2012	2011	2013	2012

Net income attributable to noncontrolling interests	$24.3	20.8	24.0	17	(13)

The increase in net income attributable to noncontrolling interests in 2013 was primarily due to an increase in net income of our Venezuelan subsidiaries.

The decrease in net income attributable to noncontrolling interests in 2012 was primarily due to lower net income from our Venezuelan subsidiaries.

Outlook for 2014
We expect net income attributable to noncontrolling interests on a GAAP basis in 2014 to be $26 million to $30 million as compared to $24 million in 2013.  Our 2014 outlook reflects an expected increase in earnings from our Venezuelan subsidiaries due to the charge related to the remeasurement of net monetary assets as a result of the devaluation of Venezuela currency ($13.4 million) in 2013.

We expect net income attributable to noncontrolling interests on a non-GAAP basis in 2014 to be $26 million to $30 million as compared to $29 million in 2013.  Our 2014 outlook reflects an expected decrease in earnings from our Venezuelan subsidiaries.  See page 39 for a summary of our 2014 Outlook.

Loss from Discontinued Operations

	Years Ended December 31,
(In millions)	2013	2012	2011

Loss from operations(a)(b)	$(26.0)	(22.5)	(21.8)
Gain (loss) on sales(a)	16.3	(0.3)	-
Settlement loss related to Belgium bankruptcy	-	-	(10.1)
Adjustments to contingencies of former operations(c):
Workers’ compensation	(1.7)	(0.2)	(1.4)
Gain from Federal Black Lung Excise Tax refunds	-	-	4.2
Other	1.0	(0.3)	(0.6)
Loss from discontinued operations before income taxes	(10.4)	(23.3)	(29.7)
Provision (benefit) for income taxes	4.7	(1.0)	(3.9)
Loss from discontinued operations, net of tax	$(15.1)	(22.3)	(25.8)

(a)
Discontinued operations include gains and losses related to businesses that Brink’s recently sold or shut down.  These include ICD Limited and its affiliates, Threshold Financial Technologies Inc. in Canada, cash-in-transit operations in Germany, Hungary, Turkey, Poland, and Belgium, and guarding operations in France, Morocco, and Germany.  Interest expense included in discontinued operations was $0.4 million in 2013, and $0.7 million in 2012 and $0.9 million in 2011.

(b)
The loss from operations in 2013 includes $16.2 million of severance expenses paid to terminate certain employees of the German cash-in-transit operations.  We contributed a portion of the cost to fund the severance payments to the business prior to the execution of the sale transaction.

(c)	Primarily relates to former coal businesses and BAX Global, a former freight forwarding and logistics business.

Cash-in-transit operations sold or shut down:
•	Poland (sold in March 2013)
•	Turkey (shut down in June 2013)
•	Hungary (sold in September 2013)
•	Germany (sold in December 2013)

Our former CIT operation in Belgium filed for bankruptcy in November 2010, after a restructuring plan was rejected by local union employees, and was placed in bankruptcy on February 2, 2011.  We deconsolidated the Belgium subsidiary in 2010. In 2011, we recognized a $10.1 million settlement loss related to a claim filed by the court-appointed provisional administrators of our former Belgium subsidiary.

Guarding operations sold:
•	Morocco (December 2012)
•	France (January 2013)
•	Germany (July 2013)

Other operations sold:
•
We sold Threshold Financial Technologies, Inc. in Canada in November 2013.  Threshold operated private-label ATM network and payment processing businesses.  Brink’s continues to own and operate Brink’s Integrated Managed Services for ATM customers.

•	We sold ICD Limited and other affiliated subsidiaries in November 2013. ICD designed and installed security systems for commercial customers and had operations in China and other locations in Asia.

The results of the above disposed operations have been excluded from continuing operations and are reported as discontinued operations for the current and prior periods.  The table below shows revenues by business segment which have been reclassified to discontinued operations:

	December 31,
(In millions)	2013	2012	2011

EMEA	$77.6	136.9	153.9
North America	41.2	52.1	50.8
Asia Pacific	23.6	22.5	17.9
Total	$142.4	211.5	222.6

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

Outlook

	GAAP		Non-GAAP
(In millions)	Full-Year	Full-Year 2014	Full-Year	Full-Year 2014
	2013	Estimate	2013	Estimate

Organic revenue growth
Latin America	17%	12% – 14%	17%	12% – 14%
EMEA	2%	0% – 2%	2%	0% – 2%
North America	1%	0% – 2%	1%	0% – 2%
Asia Pacific	11%	5% – 7%	11%	5% – 7%
Total	8%	5% – 8%	8%	5% – 8%

Currency impact on revenue
Latin America	(9)%	(6)% – (8)%	(9)%	(6)% – (8)%
EMEA	2%	(1)% – (3)%	2%	(1)% – (3)%
North America	(1)%	flat	(1)%	flat
Asia Pacific	(5)%	(1)% – (3)%	(5)%	(1)% – (3)%
Total	(3)%	(3)% – (5)%	(3)%	(3)% – (5)%

Segment margin
Latin America(a)	8.7%	7.5% – 9.5%	9.8%	7.5% – 9.5%
EMEA	6.9%	6.0% – 8.0%	6.9%	6.0% – 8.0%
North America(b)	0.5%	1.5% – 2.5%	1.8%	2.5% – 3.5%
Asia Pacific	11.5%	9.5% – 11.5%	12.2%	9.5% – 11.5%
Total	6.4%	~6.8%	7.2%	~7%

Non-segment expense:
General and administrative	$45	47	$45	47
Retirement plans(b)	41	19	-	-
Acquisition gains(c)	(3)	-	-	-
Royalty income	(2)	(2)	(2)	(2)
Non-segment expense	$81	64	$43	45

Effective income tax rate(a)	35%	33% – 37%	33%	33% – 37%

Interest expense	$25	27 – 29	$25	27 – 29

Interest and other income (expense)	2	1 – 2	2	1 – 2

Net income attributable to
noncontrolling interests(a)	$24	26 – 30	$29	26 – 30

Fixed assets acquired:
Capital expenditures	$178	185 – 195	$178	185 – 195
Capital leases(d)	5	15	5	15
Total	$183	200 – 210	$183	200 – 210

Depreciation and amortization	$174	185 – 190	$174	185– 190

Amounts may not add due to rounding.
(a)	Remeasurement losses on net monetary assets in Venezuela ($13 million in 2013) have been excluded from non-GAAP results.
(b)
Costs related to U.S. retirement plans have been excluded from non-GAAP results including $12 million in 2013 and $5 million in 2014 related to North America, and $41 million in 2013 and $19 million in 2014 related to Non-segment.

(c)	Acquisition gains and losses are excluded from non-GAAP results.
(d)	Includes capital leases for newly acquired assets only.

For more information about our outlook, see:
•	page 21–22 for organic revenue growth
•	page 21–22 for segment operating margin
•	page 33 for non-segment expenses
•	page 35 for interest expense
•	page 35 for interest income and other income (expense)
•	page 37 for effective income tax rate
•	page 37 for net income attributable to noncontrolling interests
•	page 50 for fixed asset acquired, depreciation and amortization

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

(In millions, except for per share amounts)	GAAP Basis	Gains and Losses on Acquisitions and Dispositions (a)	Net Monetary Asset Remeasurement Losses in Venezuela (b)	Employee Benefit Settlement Losses (c)	U.S. Retirement Plans (d)	Adjust Income Tax Rate (e)	Non-GAAP Basis

	First Quarter 2013
Revenues:
Latin America	$412.9	-	-	-	-	-	412.9
EMEA	277.8	-	-	-	-	-	277.8
North America	223.2	-	-	-	-	-	223.2
Asia Pacific	36.6	-	-	-	-	-	36.6
Revenues	$950.5	-	-	-	-	-	950.5

Operating profit:
Latin America	$23.4	-	13.4	0.3	-	-	37.1
EMEA	8.6	-	-	-	-	-	8.6
North America	(2.0)	-	-	-	2.9	-	0.9
Asia Pacific	4.3	-	-	-	-	-	4.3
Segment operating profit	34.3	-	13.4	0.3	2.9	-	50.9
Non-segment	(17.0)	(1.1)	-	-	10.5	-	(7.6)
Operating profit	$17.3	(1.1)	13.4	0.3	13.4	-	43.3

Amounts attributable to Brink’s:
Income from continuing operations	$2.9	(1.1)	8.4	0.2	8.2	0.1	18.7
Diluted EPS – continuing operations	0.06	(0.02)	0.17	-	0.17	-	0.38

Amounts may not add due to rounding.

See page 42 for notes.

Non-GAAP Results – Reconciled to Amounts Reported Under GAAP (Continued)

(In millions, except for per share amounts)	GAAP Basis	Gains and Losses on Acquisitions and Dispositions (a)	Net Monetary Asset Remeasurement Losses in Venezuela (b)	Employee Benefit Settlement Losses (c)	U.S. Retirement Plans (d)	Adjust Income Tax Rate (e)	Non-GAAP Basis

	Second Quarter 2013
Revenues:
Latin America	$413.6	-	-	-	-	-	413.6
EMEA	293.4	-	-	-	-	-	293.4
North America	226.3	-	-	-	-	-	226.3
Asia Pacific	36.6	-	-	-	-	-	36.6
Revenues	$969.9	-	-	-	-	-	969.9

Operating profit:
Latin America	$24.4	-	-	0.5	-	-	24.9
EMEA	18.7	-	-	-	-	-	18.7
North America	6.3	-	-	-	2.9	-	9.2
Asia Pacific	5.0	-	-	-	-	-	5.0
Segment operating profit	54.4	-	-	0.5	2.9	-	57.8
Non-segment	(21.6)	-	-	-	10.2	-	(11.4)
Operating profit	$32.8	-	-	0.5	13.1	-	46.4

Amounts attributable to Brink’s:
Income from continuing operations	$13.2	-	-	0.4	7.7	1.5	22.8
Diluted EPS – continuing operations	0.27	-	-	0.01	0.16	0.03	0.47

	Third Quarter 2013
Revenues:
Latin America	$423.8	-	-	-	-	-	423.8
EMEA	301.2	-	-	-	-	-	301.2
North America	222.5	-	-	-	-	-	222.5
Asia Pacific	34.9	-	-	-	-	-	34.9
Revenues	$982.4	-	-	-	-	-	982.4

Operating profit:
Latin America	$42.8	-	-	0.8	-	-	43.6
EMEA	32.1	-	-	-	-	-	32.1
North America	0.2	-	-	-	2.9	-	3.1
Asia Pacific	4.8	-	-	-	-	-	4.8
Segment operating profit	79.9	-	-	0.8	2.9	-	83.6
Non-segment	(20.7)	(0.9)	-	-	10.3	-	(11.3)
Operating profit	$59.2	(0.9)	-	0.8	13.2	-	72.3

Amounts attributable to Brink’s:
Income from continuing operations	$29.8	(0.9)	-	0.6	7.7	(1.8)	35.4
Diluted EPS – continuing operations	0.61	(0.02)	-	0.01	0.16	(0.04)	0.72

Amounts may not add due to rounding.

See page 42 for notes.

Non-GAAP Results – Reconciled to Amounts Reported Under GAAP (Continued)

(In millions, except for per share amounts)	GAAP Basis	Gains and Losses on Acquisitions and Dispositions (a)	Net Monetary Asset Remeasurement Losses in Venezuela (b)	Employee Benefit Settlement Losses (c)	U.S. Retirement Plans (d)	Adjust Income Tax Rate (e)	Non-GAAP Basis

	Fourth Quarter 2013
Revenues:
Latin America	$470.4	-	-	-	-	-	470.4
EMEA	305.9	-	-	-	-	-	305.9
North America	226.4	-	-	-	-	-	226.4
Asia Pacific	36.7	-	-	-	-	-	36.7
Revenues	$1,039.4	-	-	-	-	-	1,039.4

Operating profit:
Latin America	$59.3	2.2	-	0.9	-	-	62.4
EMEA	22.1	-	-	-	-	-	22.1
North America	0.2	-	-	-	2.9	-	3.1
Asia Pacific	2.6	0.9	-	-	-	-	3.5
Segment operating profit	84.2	3.1	-	0.9	2.9	-	91.1
Non-segment	(21.8)	(0.8)	-	-	10.3	-	(12.3)
Operating profit	$62.4	2.3	-	0.9	13.2	-	78.8

Amounts attributable to Brink’s:
Income from continuing operations	$26.0	4.0	-	0.6	8.2	0.2	39.0
Diluted EPS – continuing operations	0.53	0.08	-	0.01	0.17	-	0.79

	Full Year 2013
Revenues:
Latin America	$1,720.7	-	-	-	-	-	1,720.7
EMEA	1,178.3	-	-	-	-	-	1,178.3
North America	898.4	-	-	-	-	-	898.4
Asia Pacific	144.8	-	-	-	-	-	144.8
Revenues	$3,942.2	-	-	-	-	-	3,942.2

Operating profit:
Latin America	$149.9	2.2	13.4	2.5	-	-	168.0
EMEA	81.5	-	-	-	-	-	81.5
North America	4.7	-	-	-	11.6	-	16.3
Asia Pacific	16.7	0.9	-	-	-	-	17.6
Segment operating profit	252.8	3.1	13.4	2.5	11.6	-	283.4
Non-segment	(81.1)	(2.8)	-	-	41.3	-	(42.6)
Operating profit	$171.7	0.3	13.4	2.5	52.9	-	240.8

Amounts attributable to Brink’s:
Income from continuing operations	$71.9	2.0	8.4	1.8	31.8	-	115.9
Diluted EPS – continuing operations	1.47	0.04	0.17	0.04	0.65	-	2.37

Amounts may not add due to rounding.

(a)	To eliminate:
•
a $1.1 million adjustment in the first quarter of 2013 to the amount of gain recognized on a 2010 business acquisition in Mexico as a result of a favorable adjustment to the purchase price received in the first quarter of 2013.

•	$1.7 million of adjustments in the third and fourth quarters of 2013 primarily related to the January 2013 acquisition of Rede Trel in Brazil.
•
$3.1 million in adjustments in the fourth quarter of 2013 related to the increase in a loss contingency assumed in the 2010 Mexico acquisition and the impairment of an intangible asset acquired in the 2009 India acquisition.

•	$2.6 million tax adjustment related to the Belgium disposition.
(b)	To eliminate currency exchange losses related to a 16% devaluation of the official exchange rate in Venezuela from 5.3 to 6.3 bolivars to the U.S. dollar in February 2013.
(c)	To eliminate employee benefit settlement losses in Mexico.
(d)	To eliminate expenses related to U.S. retirement plans.
(e)	To adjust effective income tax rate in the interim period to be equal to the full-year non-GAAP effective income tax rate. The full-year non-GAAP effective tax rate for 2013 is 33.3%.

Non-GAAP Results – Reconciled to Amounts Reported Under GAAP (Continued)

(In millions, except for per share amounts)	GAAP Basis	Gains and Losses on Acquisitions and Dispositions (a)	Employee Benefit Settlement and Severance Losses (b)	U.S. Retirement Plans (c)	Tax Benefit on Change in Health Care Funding Strategy (d)	Non-GAAP Basis

	Full Year 2012
Revenues:
Latin America	$1,579.4	-	-	-	-	1,579.4
EMEA	1,125.9	-	-	-	-	1,125.9
North America	893.3	-	-	-	-	893.3
Asia Pacific	136.4	-	-	-	-	136.4
Revenues	$3,735.0	-	-	-	-	3,735.0

Operating profit:
Latin America	$135.1	(8.9)	3.9	-		130.1
EMEA	88.1	0.4	-	-		88.5
North America	31.9	-	-	8.8	-	40.7
Asia Pacific	8.8	-	-	-	-	8.8
Segment operating profit	263.9	(8.5)	3.9	8.8	-	268.1
Non-segment	(88.9)	(0.8)	-	47.4	-	(42.3)
Operating profit	$175.0	(9.3)	3.9	56.2	-	225.8

Amounts attributable to Brink’s:
Income from continuing operations	$111.2	(14.0)	2.8	33.8	(21.1)	112.7
Diluted EPS – continuing operations	2.29	(0.29)	0.06	0.70	(0.43)	2.32

Amounts may not add due to rounding.

(a)	To eliminate:
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

(c)	To eliminate expenses related to U.S. retirement plans.
(d)	To eliminate tax benefit related to change in retiree health care funding strategy.

Non-GAAP Results – Reconciled to Amounts Reported Under GAAP (Continued)

(In millions, except for per share amounts)	GAAP Basis	Gains and Losses on Acquisitions and Dispositions (a)	Employee Benefit Settlement Losses (b)	CEO Retirement Costs (c)	U.S. Retirement Plans (d)	Non-GAAP Basis

	Full Year 2011
Revenues:
Latin America	$1,460.7	-	-	-	-	1,460.7
EMEA	1,143.0	-	-	-	-	1,143.0
North America	923.4	-	-	-	-	923.4
Asia Pacific	135.8	-	-	-	-	135.8
Revenues	$3,662.9	-	-	-	-	3,662.9

Operating profit:
Latin America	$143.5	-	2.1	-	-	145.6
EMEA	73.4	-	-	-	-	73.4
North America	30.3	-	-	-	3.2	33.5
Asia Pacific	15.1	-	-	-	-	15.1
Segment operating profit	262.3	-	2.1	-	3.2	267.6
Non-segment	(59.8)	(9.7)	-	4.1	24.8	(40.6)
Operating profit	$202.5	(9.7)	2.1	4.1	28.0	227.0

Amounts attributable to Brink’s:
Income from continuing operations	$100.3	(9.6)	1.5	2.6	17.7	112.5
Diluted EPS – continuing operations	2.09	(0.20)	0.03	0.05	0.37	2.34

Amounts may not add due to rounding.

(a)	To eliminate gains as follows:
	Full Year 2011
(In millions, except for per share amounts)	Operating Profit	EPS

Sale of U.S. Document Destruction business	$(6.7)	(0.09)
Gains on available-for-sale equity and debt securities	-	(0.05)
Acquisition of controlling interests	(2.5)	(0.05)
Sale of former operating assets	(0.5)	(0.01)
	$(9.7)	(0.20)

(b)
To eliminate employee benefit settlement loss related to Mexico.  Portions of Brink’s Mexican subsidiaries’ accrued employee termination benefit were paid in the second and third quarters of 2011.  The employee termination benefit is accounted for under FASB ASC Topic 715, Compensation – Retirement Benefits. Accordingly, the severance payments resulted in settlement losses.

(c)	To eliminate the costs related to the retirement of the former chief executive officer.
(d)	To eliminate expenses related to U.S. retirement liabilities.

Non-GAAP Results – Reconciled to Amounts Reported Under GAAP (Continued)

(In millions, except for per share amounts)	GAAP Basis	Gains and Losses on Acquisitions and Dispositions (a)	Royalty (b)	Remeasure Venezuelan Net Monetary Assets (c)	U.S. Retirement Plans (d)	U.S. Healthcare Legislation Tax Charge (e)	Non-GAAP Basis

	Full Year 2010
Revenues:
Latin America	$877.4	-	-	-	-	-	877.4
EMEA	1,022.9	-	-	-	-	-	1,022.9
North America	917.8	-	-	-	-	-	917.8
Asia Pacific	107.2	-	-	-	-	-	107.2
Revenues	$2,925.3	-	-	-	-	-	2,925.3

Operating profit:
Latin America	$118.0	-	-	3.2	-	-	121.2
EMEA	68.0	-	-	-	-	-	68.0
North America	44.1	-	-	-	(1.0)	-	43.1
Asia Pacific	14.5	-	-	-	-	-	14.5
Segment operating profit	244.6	-	-	3.2	(1.0)	-	246.8
Non-segment	(62.6)	8.6	(4.9)	-	22.7	-	(36.2)
Operating profit	$182.0	8.6	(4.9)	3.2	21.7	-	210.6

Amounts attributable to Brink’s:
Income from continuing operations	$87.1	5.6	(3.0)	2.0	13.5	13.7	118.9
Diluted EPS – continuing operations	1.80	0.12	(0.06)	0.04	0.28	0.29	2.46

Amounts may not add due to rounding.

(a)	To eliminate
•	Loss recognized related to acquisition of controlling interest in subsidiary previously accounted for as cost method investment and bargain purchase gain in Mexico.
•	Exchange of marketable equity securities.
(b)	To eliminate royalty income from former home security business.
(c)
To reverse remeasurement gains and losses in Venezuela.  For accounting purposes, Venezuela is considered a highly inflationary economy.  Under U.S. GAAP, subsidiaries that operate in Venezuela record gains and losses in earnings for the remeasurement of bolivar denominated net monetary assets.

(d)	To eliminate expenses related to U.S. retirement liabilities.
(e)	To eliminate $13.7 million of tax expense related to the reversal of a deferred tax asset as a result of U.S. healthcare legislation.

Non-GAAP Results – Reconciled to Amounts Reported Under GAAP (Continued)

(In millions, except for per share amounts)	GAAP Basis	Gains and Losses on Acquisitions and Dispositions (a)	Change to Parallel Rate (b)	Venezuelan Currency Losses (c)	Royalty (d)	U.S. Retirement Plans (e)	Adjust Income Tax rate (f)	Non-GAAP Basis

	Full Year 2009
Revenues:
Latin America	$904.7	-	(237.9)	-	-	-	-	666.8
EMEA	1,085.4	-	-	-	-	-	-	1,085.4
North America	894.1	-	-	-	-	-	-	894.1
Asia Pacific	75.1	-	-	-	-	-	-	75.1
Revenues	$2,959.3	-	(237.9)	-	-	-	-	2,721.4

Operating profit:
Latin America	$130.8	-	(43.0)	4.5	-	-	-	92.3
EMEA	43.0	-	-	-	-	-	-	43.0
North America	56.6	-	-	-	-	(2.0)	-	54.6
Asia Pacific	6.9	-	-	-	-	-	-	6.9
Segment operating profit	237.3	-	(43.0)	4.5	-	(2.0)	-	196.8
Non-segment	(46.6)	(24.5)	-	22.5	(6.8)	20.7	-	(34.7)
Operating profit	$190.7	(24.5)	(43.0)	27.0	(6.8)	18.7	-	162.1

Amounts attributable to Brink’s:
Income from continuing operations	$220.1	(20.8)	(23.2)	25.2	(4.3)	11.7	(117.6)	91.1
Diluted EPS – continuing operations	4.63	(0.43)	(0.49)	0.53	(0.09)	0.25	(2.48)	1.92

Amounts may not add due to rounding.

(a)
To eliminate gains related to acquisitions of controlling interests in subsidiaries previously accounted for as equity method investments as well as gains on sales of property and assets of former operations.

(b)
To reduce revenues and segment operating income to reflect the 2009 results of Venezuelan subsidiaries had they been translated using the parallel currency exchange rate in effect at the time.  The average parallel exchange rate used for the non-GAAP full-year earnings was 6.00 bolivars to the U.S. dollar, compared to an average rate of 2.21 bolivars to the U.S. dollar that was used for the GAAP financial statements.  The official rate of 2.15 bolivars to the U.S. dollar was used for translation of Venezuela for most of 2009 until the parallel rate was adopted during December 2009.  The use of the weaker rate to translate 2009’s non-GAAP revenues and earnings of the Venezuelan subsidiaries decreased each measure by 63%.

(c)
To eliminate currency losses incurred in Venezuela related to increases in cash held in U.S. dollars by Venezuelan subsidiaries.  These losses would not have been incurred had the operations been translated at the parallel rate.

(d)	To eliminate royalty income from former home security business.
(e)	To eliminate expenses related to U.S. retirement plans.
(f)
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

Foreign Operations

We currently serve customers in more than 100 countries, including 43 countries where we operate subsidiaries.

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

Changes in exchange rates may also affect transactions which are denominated in currencies other than the functional currency.  From time to time, we use foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies, as discussed in Item 7A on page 67.  At December 31, 2013, the notional value of our shorter term outstanding foreign currency contracts was $46.1 million with average contract maturities of approximately 1 month.  These shorter term foreign currency contracts primarily offset exposures in the Mexican peso and the euro. Additionally, these shorter term contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings.  We recognized losses of $0.4 million on these foreign currency contracts in 2013.  At December 31, 2013, the fair value of these outstanding foreign currency contracts was not significant.

We also have a longer term cross currency swap contract to hedge exposure in Brazilian real which is designated as a cash flow hedge for accounting purposes. At December 31, 2013, the notional value of this longer term contract was $21.2 million with a weighted average maturity of 2.5 years. We recognized net gains of $2.3 million on this contract, of which gains of $3.3 million were included in other operating income (expense) to offset transaction losses of $3.3 million and expenses of $1.0 million were included in interest and other income (expense) in 2013.  At December 31, 2013 the fair value of the longer term cross currency swap contract was $3.7 million, of which $4.7 million is included in other assets and $1.0 million is included in accrued liabilities on the consolidated balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Over the last three years, we have used cash generated from our continuing operations to
•
invest in the infrastructure of our business (new facilities, cash sorting and other equipment for our Cash Management Services operations, armored trucks,  CompuSafe® units, and customer-facing and back-office information technology) ($539 million),

•	acquire businesses and noncontrolling interests in subsidiaries ($79 million), and
•	pay dividends ($57 million).

We entered into a new master lease agreement in late 2009 to finance the acquisition of new armored vehicles in the U.S.  Vehicles acquired under the 2009 lease agreement have been accounted for as capital leases.  Vehicles acquired under the previous master lease agreement were accounted for as operating leases.

Outlook
•
We expect our capital expenditures in 2014 to approximate the amounts spent in 2013 as we continue to reduce maintenance capital spending through efficiency projects and reallocate more of our spending to growth and productivity initiatives.

•	We are required to contribute $26 million to our primary U.S. pension plan in 2014. Based on current assumptions, we expect to make contributions to the plan totalling $110 million during 2014-2018.
•
We continue to consider acquisition opportunities in the secure transportation and Cash Management Services industry and in adjacent security markets.  We may use our cash from operations and borrowings to fund these acquisitions.

Operating Activities

	Years Ended December 31,			$ change
(In millions)	2013	2012	2011	2013	2012

Cash flows from operating activities
Non-GAAP basis	$205.9	239.7	262.1	$(33.8)	(22.4)
Increase (decrease) in certain customer obligations(a)	(9.8)	15.7	(11.7)	(25.5)	27.4
Discontinued operations(b)	5.4	(4.9)	(3.4)	10.3	(1.5)
GAAP basis	$201.5	250.5	247.0	$(49.0)	3.5

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

2013 versus 2012
GAAP
Operating cash flows decreased by $49.0 million in 2013 compared to the same period in 2012.  The decrease was primarily due to a $25.5 million decrease in cash held for customers in certain of our secure Cash Management Services operations, $19.3 million in proceeds from the sale of value-added tax receivables in Venezuela in 2012, an increase in cash used to fund working capital needs, and lower income from continuing operations, partially offset by $11.6 million cash paid to our former CEO in 2012 and a $10.3 million increase in operating cash flow from discontinued operations.

Non-GAAP
Cash flows from operating activities decreased from 2012 by $33.8 million.  This decrease was primarily due to $19.3 million in proceeds from the sale of value-added tax receivables in Venezuela in 2012, lower income from continuing operations and changes in working capital, partially offset by $11.6 million cash paid to our former CEO in 2012.

2012 versus 2011
GAAP
Operating cash flows increased by $3.5 million in 2012 compared to the same period in 2011.  The increase was primarily due to a $27.4 million increase in cash held for customers in certain of our secure Cash Management Services operations and $19.3 million in proceeds from the sale of value-added tax receivables in Venezuela.  These increases were offset by a $13.4 million cash contribution to our U.S. pension plan, the payment of $11.6 million in pension benefits to our former CEO, a customer loss that was paid in 2012 (with the related $10.5 million insurance recovery collected in 2013), and a $9.5 million increase in income tax payments.

Non-GAAP
Cash flows from operating activities decreased from 2011 by $22.4 million.  This decrease was primarily due to a $13.4 million cash contribution to our U.S. pension plan, the payment of $11.6 million in pension benefits to our former CEO, a customer loss that was paid in 2012 (with the related $10.5 million insurance recovery collected in 2013), and a $9.5 million increase in income tax payments. These decreases were partially offset by $19.3 million in proceeds from the sale of value-added tax receivables in Venezuela.

Investing Activities

	Years Ended December 31,			$ change
(In millions)	2013	2012	2011	2013	2012

Cash flows from investing activities
Capital expenditures	$(177.7)	(177.9)	(183.7)	$0.2	5.8
Acquisitions	(18.1)	(17.2)	(3.0)	(0.9)	(14.2)
Proceeds from the sale of available-for-sale securities and other investments	9.9	15.4	12.9	(5.5)	2.5
Proceeds from the sale of property and equipment	5.9	12.5	13.9	(6.6)	(1.4)
Redemption of cash-surrender value of life insurance policies	-	6.2	-	(6.2)	6.2
Other	(0.5)	4.9	0.1	(5.4)	4.8
Discontinued operations	57.5	(11.2)	(12.0)	68.7	0.8
Investing activities	$(123.0)	(167.3)	(171.8)	$44.3	4.5

Cash used by investing activities decreased by $44.3 million in 2013 versus 2012 primarily due to proceeds from the sale of discontinued operations, including  Threshold Financial Technologies Inc. ($43.8 million net proceeds), ICD Limited ($30.2 million net proceeds), less the amount paid to the buyer of our German CIT operations ($13.2 million net cash paid to purchaser).  Cash flows from investing activities were otherwise lower than 2012 due to a $6.6 million decrease in proceeds from the sale of property and equipment, $6.2 million in proceeds from the redemption of life insurance policies in 2012 and a $5.5 million decrease in proceeds from the sale of available-for-sale securities and other investments.

Cash used by investing activities decreased by $4.5 million in 2012 versus 2011 primarily due to a $5.8 million decrease in capital expenditures and $6.2 million in proceeds from the redemption of life insurance policies.  These items were offset by a $14.2 million increase in cash used for business acquisitions as we acquired a logistics software provider in France in 2012.

Capital expenditures and depreciation and amortization were as follows:

		Outlook	Years Ended December 31,			$ change
(In millions)		2014	2013	2012	2011	2013	2012

Property and Equipment Acquired during the year

Capital expenditures:
Latin America	$	(a)	88.7	83.8	85.0	$4.9	(1.2)
EMEA		(a)	33.9	40.1	47.3	(6.2)	(7.2)
North America		(a)	52.1	48.2	44.2	3.9	4.0
Asia Pacific		(a)	3.0	5.8	7.2	(2.8)	(1.4)
Capital expenditures		$185 - 195	177.7	177.9	183.7	$(0.2)	(5.8)

Capital leases(b):
Latin America	$	(a)	0.9	2.7	7.4	$(1.8)	(4.7)
EMEA		(a)	-	-	0.1	-	(0.1)
North America		(a)	4.6	15.4	35.4	(10.8)	(20.0)
Asia Pacific		(a)	-	-	0.1	-	(0.1)
Capital leases		$15	5.5	18.1	43.0	$(12.6)	(24.9)

Total:
Latin America	$	(a)	89.6	86.5	92.4	$3.1	(5.9)
EMEA		(a)	33.9	40.1	47.4	(6.2)	(7.3)
North America		(a)	56.7	63.6	79.6	(6.9)	(16.0)
Asia Pacific		(a)	3.0	5.8	7.3	(2.8)	(1.5)
Total		$200 - 210	183.2	196.0	226.7	$(12.8)	(30.7)

Depreciation and amortization
Latin America	$	(a)	60.8	50.7	45.3	$10.1	5.4
EMEA		(a)	48.8	43.7	47.0	5.1	(3.3)
North America		(a)	58.2	55.4	50.8	2.8	4.6
Asia Pacific		(a)	5.8	5.9	5.0	(0.1)	0.9
Depreciation and amortization		$185 – 190	173.6	155.7	148.1	$17.9	7.6

(a)	Not provided.
(b)
Represents the amount of property and equipment acquired using capital leases.  Because the assets are acquired without using cash, the acquisitions are not reflected in the consolidated cash flow statement.  Amounts are provided here to assist in the comparison of assets acquired in the current year versus prior years.  Sale leaseback transactions are excluded from “Capital leases” in this table.

Since 2011, we have increased our spending on information technology to improve business process productivity, and we have reduced our maintenance capital expenditures for vehicles and facilities while continuing to focus on safety and security.  We continue to focus on maximizing asset utilization and maintenance of capital expenditures which has enabled us to reduce our annual spend to a level more in line with depreciation.  Our reinvestment ratio, which we define as the annual amount of capital expenditures divided by the annual amount of depreciation and amortization, was 1.1 in 2013, 1.3 in 2012, and 1.6 in 2011.

Capital expenditures in 2013 were primarily for new cash processing and security equipment, armored vehicles and information technology.  Capital expenditures in 2013 were relatively flat when compared to the same period in 2012, however total property and equipment acquired in 2013 was $12.8 million lower than the prior year.  Total property and equipment acquired during 2014 is expected to be $200 million to $210 million.

Capital expenditures in 2012 were primarily for new cash processing and security equipment, armored vehicles and information technology.  Capital expenditures in 2012 were slightly lower when compared to 2011, however total property and equipment acquired in 2012 was $30.7 million lower than the prior year.

Financing Activities

Summary of Financing Activities

	Years Ended December 31,
(In millions)	2013	2012	2011

Cash provided (used) by financing activities
Borrowings and repayments:
Short-term debt	$60.5	3.3	(7.2)
Long-term revolving credit facilities	13.8	(4.5)	(107.0)
Issuance of private placement notes	-	-	100.0
Other long-term debt	(23.5)	(20.0)	(29.3)
Borrowings (repayments)	50.8	(21.2)	(43.5)

Debt financing costs	(0.1)	(1.5)	(0.6)
Cash proceeds from sale-leaseback transactions	-	-	17.6
Dividends attributable to:
Shareholders of Brink’s	(19.2)	(19.0)	(18.7)
Noncontrolling interests in subsidiaries	(6.0)	(13.0)	(16.1)
Acquisition of noncontrolling interests in subsidiaries	(18.5)	(9.4)	-
Payment of acquisition-related obligation	(12.8)	-	-
Other	2.3	(3.7)	4.3
Discontinued operations	(2.5)	(0.2)	(10.2)
Cash flows from financing activities	$(6.0)	(68.0)	(67.2)

Debt borrowings and repayments
In 2013, cash used by financing activities decreased by $62.0 million versus 2012 as we increased short-term debt and borrowed from our revolving credit facilities. The increase in net borrowings was partially offset by an increase in payments related to acquisitions ($21.9 million) in 2013.  In 2012 and 2011, we repaid a portion of our debt as cash flows from operating activities exceeded the net cash used by our investing activities.

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

As of December 31, 2013, debt as a percentage of capitalization (defined as total debt and equity) was 36% compared to 40% at December 31, 2012.  The decrease resulted mainly from a higher equity balance compared to the end of 2013.  Equity increased primarily as a result of a decrease in the accumulated other comprehensive loss related to retirement benefit plans in 2013.

Summary of Debt, Equity and Other Liquidity Information
	Amount available
	under credit facilities	Outstanding balance
	December 31,	December 31,
(In millions)	2013	2013	2012	$ change(a)
Debt:
Revolving Facility	$359.4	$120.6	107.2	$13.4
Private Placement Notes	-	100.0	100.0	-
Capital leases	-	76.4	91.3	(14.9)
Dominion Terminal Associates bonds	-	43.2	43.2	-
Multi-currency revolving facilities	46.1	6.2	10.2	(4.0)
2012 Credit Facility	13.5	11.0	3.8	7.2
Letter of Credit Facilities	70.0	-	-	-
Other	-	78.6	33.6	45.0
Debt	$489.0	$436.0	389.3	$46.7

Total equity		$779.5	576.8	$202.7

(a)	In addition to cash borrowings and repayments, the change in the debt balance also includes changes in currency exchange rates.

Reconciliation of Net Debt to U.S. GAAP Measures
	December 31,
(In millions)	2013	2012	$ change

Debt:
Short-term debt	$80.9	26.7	$54.2
Long-term debt	355.1	362.6	(7.5)
Total Debt	436.0	389.3	46.7

Less:
Cash and cash equivalents	255.5	201.7	53.8
Amounts held by Cash Management Services operations(a)	(31.3)	(44.0)	12.7
Cash and cash equivalents available for general corporate purposes	224.2	157.7	66.5

Net Debt	$211.8	231.6	$(19.8)

(a)
 Title to cash received and processed in certain of our secure Cash Management Services operations transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources and in our computation of Net Debt.

Net Debt is a supplemental non-GAAP financial measure that is not required by, or presented in accordance with GAAP.  We use Net Debt as a measure of our financial leverage.  We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage. Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our consolidated balance sheets.  Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP, as of December 31, 2013, and December 31, 2012.  Net Debt excluding cash and debt in Venezuelan operations was $306 million at December 31, 2013, and $280 million at December 31, 2012.

Net Debt at the end of 2013 decreased by $20 million compared to Net Debt at the end of 2012 primarily due to positive operating cash flows exceeding cash used for capital expenditures, business acquisitions and for the payment of dividends.  A significant portion of the improvement in Net Debt related to cash generation in Venezuela (see Liquidity Needs below).  Net Debt without Venezuela increased $26 million because cash flows from operations excluding Venezuela did not exceed cash used for capital expenditures, business acquisitions and for the payment of dividends (each excluding Venezuela).

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

Limitations on dividends from foreign subsidiaries.  A significant portion of our operations are outside the U.S. which may make it difficult to repatriate additional cash for use in the U.S.  See Item 1A., Risk Factors, for more information on the risks associated with having businesses outside the U.S.

Incremental taxes.  Of the $256 million of cash and cash equivalents at December 31, 2013, approximately $226 million is held by subsidiaries that we consider to be permanently invested and for which we do not expect to repatriate to the U.S.  If we decided to repatriate this cash to the U.S., we may have to accrue and pay additional income taxes.  Given the number of foreign operations and the complexities of the tax law, it is not practical to estimate the potential tax liability, but the amount of taxes owed could be material depending on how and when the repatriation occurred.

Venezuela. The Venezuelan government has currency restrictions that limit our ability to obtain U.S. dollars to operate our local business and to repatriate cash.  The inability to repatriate cash from Venezuela limits our ability to use funds earned in Venezuela for general corporate purposes in the U.S. and elsewhere, including reducing our debt.  We believe that the currency exchange rate we use to measure our Venezuelan financial information is likely to be devalued in the future, which would reduce the amount of reported cash on our balance sheet.  At December 31, 2013, our Venezuelan subsidiaries held $0.5 million of cash and short-term investments denominated in U.S. dollars and we held $93.8 million of cash and cash equivalents denominated in bolivars.

Argentina.  The Argentinean government has, from time-to-time, imposed limits on the exchange of local pesos into U.S. dollars.  As a result, we have elected in the past and may elect in the future to repatriate cash from Argentina using alternative legal methods, which may result in less favorable exchange rates. We have $10.9 million in cash held in Argentinean pesos at December 31, 2013.

Pension contributions.  We have a significantly underfunded U.S. pension plan that will be required to be funded in the future.  We currently expect to be able to fund pension contributions in the future with cash from operations and borrowings.  Estimated future contributions to our primary U.S. pension plan total $109.5 million based on current assumptions including $25.9 million to be paid in 2014.

Debt
We have a $480 million unsecured revolving bank credit facility (the “Revolving Facility”) that matures in January 2017.  The Revolving Facility’s interest rate is based on LIBOR plus a margin, alternate base rate plus a margin, or competitive bid.  The Revolving Facility allows us to borrow or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of December 31, 2013, $359 million was available under the Revolving Facility.  Amounts outstanding under the Revolving Facility as of December 31, 2013, were denominated primarily in U.S. dollars and to a lesser extent in euros.

The margin on LIBOR borrowings under the Revolving Facility, which can range from 0.9% to 1.575% depending on our credit rating, was 1.40% at December 31, 2013.  The margin on alternate base rate borrowings under the Revolving Facility can range from 0.0% to 0.575%.  We also pay an annual facility fee on the Revolving Facility based on our credit rating.  The facility fee can range from 0.10% to 0.30 % and was 0.225% at December 31, 2013.

We have $100 million in unsecured notes through a private placement debt transaction (the “Notes”).  The Notes comprise $50 million in series A notes with a fixed interest rate of 4.57% and $50 million in series B notes with a fixed interest rate of 5.20%.  The Notes are due in January 2021 with principal payments under the series A notes to begin in January 2015.

We have three unsecured multi-currency revolving bank credit facilities with a total of $73 million in available credit, of which approximately $46 million was available at December 31, 2013.  A $20 million facility expires in May 2014, a $30 million facility expires in October 2014, and a $23 million facility expires in December 2015.  Interest on these facilities is based on LIBOR plus a margin.  The margin ranges from 0.9% to 2.125%.  We also have the ability to borrow from other banks, at the banks’ discretion, under short-term uncommitted agreements.  Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

We have a $24 million unsecured committed credit facility that expires in April 2014.  Interest on this facility is based on LIBOR plus a margin, which ranges from 1.20% to 1.575%.  As of December 31, 2013, $14 million was available under the facility.

We have three unsecured letter of credit facilities totaling $179 million, of which approximately $70 million was available at December 31, 2013.  A $54 million facility expires in December 2016, an $85 million facility expires in June 2015, and a $40 million facility expires in

December 2015.  The Revolving Facility and the multi-currency revolving credit facilities are also used for issuance of letters of credit and bank guarantees.

The Revolving Facility, the Notes, the unsecured multi-currency revolving bank credit facilities, the unsecured committed credit facility and the letter of credit facilities contain subsidiary guarantees and various financial and other covenants.  The financial covenants, among other things, limit our total indebtedness, limit priority debt, limit asset sales, limit the use of proceeds from asset sales and provide for minimum coverage of interest costs.  The credit agreements do not provide for the acceleration of payments should our credit rating be reduced.  If we were not to comply with the terms of our various credit agreements, the repayment terms could be accelerated and the commitments could be withdrawn.  An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  We were in compliance with all financial covenants at December 31, 2013.

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

Equity
Common Stock
At December 31, 2013, we had 100 million shares of common stock authorized and 48.4 million shares issued and outstanding.

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

Preferred Stock
At December 31, 2013, we had the authority to issue up to 2.0 million shares of preferred stock, par value $10 per share.

Off Balance Sheet Arrangements

We have operating leases that are described in the notes to the consolidated financial statements. We use operating leases to lower our cost of financings.  We believe that operating leases are an important component of our capital structure.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2013.

	Estimated Payments Due by Period
						Later
(In millions)	2014	2015	2016	2017	2018	Years	Total

Contractual obligations:
Long-term debt obligations	$4.1	13.7	9.1	129.7	7.1	115.0	278.7
Capital lease obligations	20.5	20.7	13.7	10.4	6.4	4.7	76.4
Operating lease obligations	81.5	65.3	48.7	22.0	15.9	43.0	276.4
Purchase obligations	14.4	2.3	1.4	1.3	1.3	-	20.7
Other long-term liabilities reflected on the
Company’s balance sheet under GAAP:
Primary U.S. pension plan	25.9	28.9	31.6	18.7	4.4	-	109.5
Other retirement obligations:
UMWA plans	-	-	-	-	-	238.5	238.5
Black lung and other plans	5.7	5.3	5.1	4.8	4.5	52.9	78.3
Workers compensation and other claims	24.3	8.9	5.6	3.5	3.7	20.4	66.4
Uncertain tax positions	1.7	-	-	-	-	-	1.7
Other	0.8	0.8	0.8	0.8	0.8	10.4	14.4
Total	$178.9	145.9	116.0	191.2	44.1	484.9	1,161.0

U.S. Pension Plans
Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement.  There are approximately 19,800 beneficiaries in the plans.  We made cash contributions totaling $13.0 million to the primary U.S. pension plan in 2013.

Federal legislation titled Moving Ahead for Progress in the 21st Century (“MAP-21”) was passed in July 2012. MAP-21 effectively raises the discount rates used to determine our primary U.S. pension plan’s benefit liability for funding purposes and has the effect of spreading the expected funding requirements for the pension plan over a longer period of time.

Based on current assumptions, including the provisions of this legislation, we expect to make contributions totaling $109.5 million from 2014 to 2018.

UMWA Plans
Retirement benefits related to former coal operations include medical benefits provided by the Pittston Coal Group Companies Employee Benefit Plan for UMWA Represented Employees.  There are approximately 4,100 beneficiaries in the UMWA plans.  The company does not expect to make additional contributions to these plans until 2033 based on actuarial assumptions.

Black Lung
Under the Federal Black Lung Benefits Act of 1972, Brink’s is responsible for paying lifetime black lung benefits to miners and their dependents for claims filed and approved after June 30, 1973.  There are approximately 710 black lung beneficiaries.

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

Funded Status of U.S. Retirement Plans

	Actual	Projected
(In millions)	2013	2014	2015	2016	2017	2018

U.S. pension plans
Beginning funded status	$(275.0)	(123.1)	(77.8)	(25.8)	33.1	83.1
Net periodic pension credit(a)	14.7	16.1	20.5	25.0	30.2	33.7
Payment from Brink’s:
Primary U.S. pension plan	13.0	25.9	28.9	31.6	18.7	4.4
Other U.S. pension plan	1.1	0.8	0.8	0.8	0.8	0.8
Benefit plan experience gain	123.1	2.5	1.8	1.5	0.3	-
Ending funded status	$(123.1)	(77.8)	(25.8)	33.1	83.1	122.0

UMWA plans
Beginning funded status	$(256.6)	(142.1)	(139.3)	(136.6)	(134.2)	(132.1)
Net periodic postretirement credit(a)	1.1	2.8	2.7	2.4	2.1	1.8
Prior service credit	55.7	-	-	-	-	-
Benefit plan experience gain	56.7	-	-	-	-	-
Other	1.0	-	-	-	-	-
Ending funded status	$(142.1)	(139.3)	(136.6)	(134.2)	(132.1)	(130.3)

Black lung and other plans
Beginning funded status	$(48.8)	(44.3)	(41.3)	(38.5)	(35.8)	(33.3)
Net periodic postretirement cost(a)	(1.7)	(1.9)	(1.7)	(1.6)	(1.5)	(1.4)
Payment from Brink’s	6.9	4.9	4.5	4.3	4.0	3.7
Other	(0.7)	-	-	-	-	-
Ending funded status	$(44.3)	(41.3)	(38.5)	(35.8)	(33.3)	(31.0)

(a)	Excludes amounts reclassified from accumulated other comprehensive income (loss).

Summary of Total Expenses Related to All U.S. Retirement Liabilities

This table summarizes actual and projected expense (income) related to U.S. retirement liabilities.  Most expenses are allocated to non-segment results, with the balance allocated to North American segment operations.

	Actual	Projected
(In millions)	2013	2014	2015	2016	2017	2018

U.S. pension plans	$30.5	12.8	4.0	(3.8)	(12.9)	(19.4)
UMWA plans	18.5	7.2	6.8	6.4	6.0	5.8
Black lung and other plans	3.9	4.0	3.8	3.7	3.6	2.9
Total	$52.9	24.0	14.6	6.3	(3.3)	(10.7)

Amounts allocated to:
North American segment	11.6	4.6	1.2	(1.8)	(5.3)	(7.8)
Non-segment	41.3	19.4	13.4	8.1	2.0	(2.9)
Total	$52.9	24.0	14.6	6.3	(3.3)	(10.7)

Summary of Total Payments from U.S. Plans to Participants

This table summarizes actual and estimated payments from the plans to participants.

	Actual	Projected
(In millions)	2013	2014	2015	2016	2017	2018

Payments from U.S. Plans to participants
U.S. pension plans	$44.1	47.7	48.9	50.0	51.5	53.1
UMWA plans	31.1	31.5	31.9	31.5	31.3	32.9
Black lung and other plans	6.9	4.9	4.5	4.3	4.0	3.7
Total	$82.1	84.1	85.3	85.8	86.8	89.7

Summary of Total Payments from Brink’s to U.S. Plans

This table summarizes actual and estimated payments from Brink’s to U.S. retirement plans.

	Projected Payments to Plans from Brink's					Projected Funded Status
(In millions)	Primary U.S. Pension Plan	Other U.S. Pension Plan	UMWA Plans	Black Lung and Other Plans	Total	Primary U.S. Pension Plan	UMWA Plans	Black Lung and Other Plans	Total

Projected payments
2014	25.9	0.8	-	4.9	31.6	(67.6)	(139.3)	(51.5)	(258.4)
2015	28.9	0.8	-	4.5	34.2	(16.0)	(136.6)	(48.3)	(200.9)
2016	31.6	0.8	-	4.3	36.7	42.6	(134.2)	(45.3)	(136.9)
2017	18.7	0.8	-	4.0	23.5	92.2	(132.1)	(42.4)	(82.3)
2018	4.4	0.8	-	3.7	8.9	130.7	(130.3)	(39.7)	(39.3)
2019	-	1.4	-	3.5	4.9	(a)	(128.9)	(36.4)	(a)
2020	-	0.8	-	3.2	4.0	(a)	(128.0)	(33.8)	(a)
2021	-	0.6	-	3.0	3.6	(a)	(127.4)	(31.4)	(a)
2022	-	0.6	-	2.8	3.4	(a)	(127.4)	(29.2)	(a)
2023	-	0.6	-	2.6	3.2	(a)	(127.9)	(27.1)	(a)
2024	-	0.6	-	2.5	3.1	(a)	(128.9)	(25.2)	(a)
2025	-	0.5	-	2.3	2.8	(a)	(130.4)	(23.5)	(a)
2026	-	0.5	-	2.1	2.6	(a)	(132.5)	(21.9)	(a)
2027	-	0.5	-	2.0	2.5	(a)	(135.1)	(20.3)	(a)
2028	-	0.4	-	1.8	2.2	(a)	(138.5)	(18.9)	(a)
2029	-	0.4	-	1.7	2.1	(a)	(142.5)	(17.6)	(a)
2030	-	0.4	-	1.4	1.8	(a)	(147.3)	(16.4)	(a)
2031	-	0.3	-	1.3	1.6	(a)	(132.9)	(15.4)	(a)
2032	-	0.3	-	1.2	1.5	(a)	(a)	(a)	(a)
2033	-	0.3	6.0	1.2	7.5	(a)	(a)	(a)	(a)
2034	-	0.3	18.2	1.0	19.5	(a)	(a)	(a)	(a)
2035	-	0.3	17.5	1.0	18.8	(a)	(a)	(a)	(a)
2036	-	0.2	16.7	0.9	17.8	(a)	(a)	(a)	(a)
2037	-	0.2	15.9	0.7	16.8	(a)	(a)	(a)	(a)
2038	-	0.2	15.2	0.7	16.1	(a)	(a)	(a)	(a)
2039	-	0.2	14.4	0.6	15.2	(a)	(a)	(a)	(a)
2040	-	0.2	13.6	0.5	14.3	(a)	(a)	(a)	(a)
2041	-	0.2	12.7	0.5	13.4	(a)	(a)	(a)	(a)
2042	-	0.1	11.7	0.4	12.2	(a)	(a)	(a)	(a)
2043	-	0.1	10.9	0.4	11.4	(a)	(a)	(a)	(a)
2044	-	0.1	9.8	0.3	10.2	(a)	(a)	(a)	(a)
2045	-	0.1	8.9	0.3	9.3	(a)	(a)	(a)	(a)
2046	-	0.1	8.1	0.3	8.5	(a)	(a)	(a)	(a)
2047	-	0.1	7.3	0.2	7.6	(a)	(a)	(a)	(a)
2048	-	0.1	6.6	0.2	6.9	(a)	(a)	(a)	(a)
2049	-	0.1	5.9	0.2	6.2	(a)	(a)	(a)	(a)
2050	-	0.1	5.2	0.2	5.5	(a)	(a)	(a)	(a)
2051	-	0.1	4.6	0.1	4.8	(a)	(a)	(a)	(a)
2052	-	-	4.0	0.1	4.1	(a)	(a)	(a)	(a)
2053	-	-	3.5	0.1	3.6	(a)	(a)	(a)	(a)
2054	-	-	3.1	0.1	3.2	(a)	(a)	(a)	(a)
2055	-	-	2.7	0.1	2.8	(a)	(a)	(a)	(a)
2056	-	-	2.3	0.1	2.4	(a)	(a)	(a)	(a)
2057	-	-	2.0	0.1	2.1	(a)	(a)	(a)	(a)
2058	-	-	1.7	0.1	1.8	(a)	(a)	(a)	(a)
2059	-	-	1.5	0.1	1.6	(a)	(a)	(a)	(a)
2060	-	-	1.3	-	1.3	(a)	(a)	(a)	(a)
2061 and thereafter	-	-	7.2	-	7.2	(a)	(a)	(a)	(a)
Total projected payments	$109.5	15.0	238.5	63.3	426.3

(a)	Information not provided.

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of December 31, 2013.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

Discounted Cash Flows at Plan Discount Rates – Reconciled to Liability Amounts Reported under U.S. GAAP

	December 31, 2013
(In millions)	Primary U.S. Pension Plan(b)	UMWA Plans(c)	Other Unfunded U.S. Plans	Total

Funded status of U.S. retirement plans – GAAP	$112.5	142.1	54.9	309.5
Present value of projected earnings of plan assets(a)	(16.0)	(77.0)	-	(93.0)
Discounted cash flows at plan discount rates – Non-GAAP	$96.5	65.1	54.9	216.5

Plan discount rate	5.00%	4.70%
Expected return of assets	8.00%	8.25%

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

(b)
For the primary U.S. pension plan, we are required by ERISA regulations to maintain minimum funding levels, and as a result, we estimate we will be required to make minimum required contributions from 2014 to 2018.  We have estimated that we will achieve the required funded ratio after the 2018 contribution.

(c)
There are no minimum funding requirements for the UMWA plans because they are not covered by ERISA funding regulations.  Using assumptions at the end of 2013, we project that the plan assets plus expected earnings on those investments will cover the benefit payments for these plans until 2033.  We project that Brink’s will be required to contribute cash to the plan beginning in 2033 to pay beneficiaries.

Discounted cash flows at plan discount rates are supplemental financial measures that are not required by, or presented in accordance with GAAP.  The purpose of the discounted cash flows at plan discount rate is to present our retirement obligations after giving effect to the benefit of earning a return on plan assets.  We believe this measure is helpful in assessing the present value of future funding requirements of the company in order to meet plan benefit obligations.  Discounted cash flows at plan discount rates should not be considered as an alternative to the funded status of the U.S. retirement plans at December 31, 2013, as determined in accordance with GAAP and should be read in conjunction with our consolidated balance sheets.

Contingent Matters

On June 19, 2008, a lawsuit captioned Del Valle Gurria S.C. v. Servicio Pan Americano de Protección, S.A. de C.V. was filed with the Twenty-third Civil Judge in the Federal District in Mexico (the “Court”) against Servicio Pan American de Proteccion, S.A. de C.V. (SERPAPROSA), the Mexico subsidiary that we acquired in November 2010. The plaintiff claims it is owed legal fees and corresponding value-added tax (VAT), interest and expenses related to its legal representation of SERPAPROSA in connection with tax audits conducted to the 1991, 1992 and 1994 fiscal years.  On October 28, 2010, the Court issued a decision in favor of SERPAPROSA in part and the plaintiff in part, ordering SERPAPROSA to pay the plaintiff $0.4 million for its previous representation of SERPAPROSA.  Between November 2010 and October 2013, the judgment was subject to multiple appeals by both parties to the Fifth Civil Court of Appeal of the Federal District in Mexico (the “Fifth Civil Court of Appeal”) and to the First Civil Collegiate Tribunal of the First Circuit in Mexico (the “First Civil Collegiate Tribunal”), and was remanded twice to the Court for determination of the fees to be paid to the plaintiff.  On December 6, 2013, the Fifth Civil Court of Appeal issued a decision in favor of the plaintiff, modifying the lower court’s ruling and ordering SERPAPROSA to pay the plaintiff $7.4 million plus VAT and interest for its previous representation of SERPAPROSA.  SERPAPROSA filed a constitutional injunction on January 20, 2014 with the First Civil Collegiate Tribunal.  The Company has accrued $3.1 million, reflecting the Company’s best estimate of exposure, although additional reasonably possible losses could be up to $10 million, based on currency exchange rates at December 31, 2013.  The ultimate resolution of this matter is unknown and the estimated liability may change in the future.  The Company denies the allegations asserted by the plaintiff and is vigorously defending itself in this matter.

In addition, we are involved in various other lawsuits and claims in the ordinary course of business. We are not able to estimate the loss or range of losses for some of these matters. We have recorded accruals for losses that are considered probable and reasonably estimable.  Except as otherwise noted, we do not believe that the ultimate disposition of any of the lawsuits currently pending against the Company should have a material adverse effect on our liquidity, financial position or results of operations.

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

Valuation Allowances

	December 31,
(In millions)	2013	2012

U.S.	$16.7	8.2
Non-U.S.	15.7	39.2
Total	$32.4	47.4

Application of Accounting Policies

U.S. Deferred Tax Assets

We have $303 million of net deferred tax assets at December 31, 2013, of which $242 million related to U.S. jurisdictions.  The net deferred tax asset in the U.S. reduced from $363 million in 2012 primarily due to lower accruals for pension and retiree medical obligations as a result of actuarial gains and the realization of some of the benefits as a result of taxable gains on the sale of businesses and implementation of the employer group waiver plan (“EGWP”).  There were no significant changes to our U.S. valuation allowances in 2013.

We used various estimates and assumptions to evaluate the need for the valuation allowance in the U.S.  These included
•	projected revenues and operating income for our U.S. entities,
•	projected royalties and management fees paid to U.S. entities from subsidiaries outside the U.S.,
•	estimated required contributions to our U.S. retirement plans, and
•	interest rates on projected U.S. borrowings.

For our projections of future U.S. taxable earnings, we assumed that our U.S. operation’s margins improve to 7% by 2017 with revenue growing between 0% and 2% per year.  Had we used different assumptions, we might have made different conclusions about the need for valuation allowances.  For example, using different assumptions in 2013 and 2012 we might have concluded that we require a valuation allowance offsetting our U.S. deferred tax assets at the end of either or both 2013 and 2012.

Non-U.S. Deferred Tax Assets

We changed our judgment about the need for valuation allowances for deferred tax assets in certain non-U.S. jurisdictions as a result of improvements in operating results and an improved outlook about the future operating performance in those jurisdictions.  As a result, we reversed $0.2 million of valuation allowances in 2013 and $0.9 million of valuation allowances in 2012 through continuing operations.

Goodwill, Other Intangible Assets and Property and Equipment Valuations

Accounting Policies

At December 31, 2013, we had property and equipment of $758.7 million, goodwill of $240.2 million and other intangible assets of $46.3 million, net of accumulated depreciation and amortization.  We review these assets for possible impairment using the guidance in FASB ASC Topic 350, Intangibles - Goodwill and Other, for goodwill and other intangible assets and FASB ASC Topic 360, Property, Plant and Equipment, for property and equipment.  Our review for impairment requires the use of significant judgments about the future performance of our operating subsidiaries. Due to the many variables inherent in the estimates of the fair value of these assets, differences in assumptions could have a material effect on the impairment analyses.

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

For 2013, we elected to bypass the optional qualitative assessment and we performed a quantitative goodwill impairment test instead.  We estimated the fair value of each reporting unit using projections of cash flows and compared to its carrying value. We completed the annual goodwill impairment test as of October 1, 2013, and concluded that the fair value of each reporting unit substantially exceeded its carrying value.

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

At December 31, 2013 and 2012, we used Mercer’s Above-Mean Curve to determine the discount rates for the year-end benefit obligation.  At December 31, 2011, we used the Regular Mercer Yield Curve to determine the discount rates for the benefit obligation.

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

The discount rates for the primary U.S. pension plan, UMWA retiree medical plans and Black Lung obligations were:

	Primary U.S. Plan			UMWA Plans			Black Lung
	2013	2012	2011	2013	2012	2011	2013	2012	2011

Discount rate:
Retirement cost	4.2%	4.6%	5.3%	3.9%	4.4%	5.3%	3.5%	4.2%	4.8%
Benefit obligation at year end	5.0%	4.2%	4.6%	4.7%	3.9%	4.4%	4.4%	3.5%	4.2%

Sensitivity Analysis
The discount rate we select at year end affects the valuations of plan obligations at year end and calculations of net periodic expenses for the following year.

The tables below compare hypothetical plan obligation valuations for our largest plans as of December 31, 2013, actual expenses for 2013 and projected expenses for 2014 assuming we had used discount rates that were one percentage point lower or higher.

Plan Obligations at December 31, 2013

	Hypothetical		Hypothetical
(In millions)	1% lower	Actual	1% higher

Primary U.S. pension plan	$1,052.8	924.3	819.8
UMWA plans	473.3	426.5	387.3

Actual 2013 and Projected 2014 Expense (Income)

		Hypothetical sensitivity analysis			Hypothetical sensitivity analysis
(In millions, except for percentages)		for discount rate assumption			for discount rate assumption
	Actual	1% lower	1% higher	Projected	1% lower	1% higher
Years Ending December 31,	2013	2013	2013	2014	2014	2014

Primary U.S. pension plan
Discount rate assumption	4.2%	3.2%	5.2%	5.0%	4.0%	6.0%
Retirement cost	$29.7	38.6	21.9	$12.0	20.9	4.5

UMWA plans
Discount rate assumption	3.9%	2.9%	4.9%	4.7%	3.7%	5.7%
Retirement cost	$18.5	20.0	17.1	$7.2	8.3	6.2

Expected-Return-on-Assets Assumption
Our expected-return-on-assets assumption, which affects our net periodic benefit cost, reflects the long-term average rate of return we expect the plan assets to earn.  We select the expected-return-on-assets assumption using advice from our investment advisor and actuary considering each plan’s asset allocation targets and expected overall investment manager performance and a review of the most recent long-term historical average compounded rates of return, as applicable.  We selected 8.00% as the expected-return-on-assets assumption for our primary U.S. plan and 8.25% for our UMWA retiree medical plans as of December 31, 2013 and 2012.

Over the last twenty years, the annual returns of our primary U.S. pension plan have averaged, on a compounded basis, 8.2%, while the 25-year compounded annual return averaged 9.1%, and the 30-year compounded annual return averaged 9.7%.

Sensitivity Analysis
Effect of using different expected-rate-of-return assumptions.  Our 2013 and projected 2014 expense would have been different if we had used different expected-rate-of-return assumptions.  For every hypothetical change of one percentage point in the assumed long-term rate of return on plan assets (and holding other assumptions constant), our 2013 and 2014 expense would be as follows:

		Hypothetical sensitivity analysis			Hypothetical sensitivity analysis
		for expected-return-on asset			for expected-return-on asset
(In millions, except for percentages)		assumption			assumption
	Actual	1% lower	1% higher	Projected	1% lower	1% higher
Years Ending December 31,	2013	2013	2013	2014	2014	2014

Expected-return-on-asset assumption
Primary U.S. pension plan	8.00%	7.00%	9.00%	8.00%	7.00%	9.00%
UMWA plans	8.25%	7.25%	9.25%	8.25%	7.25%	9.25%

Primary U.S. pension plan	$29.7	36.8	22.6	$12.0	19.7	4.3
UMWA plans	18.5	21.0	16.0	7.2	9.9	4.5

Effect of improving or deteriorating actual future market returns.  Our funded status at December 31, 2014, and our 2015 expense will be different from currently projected amounts if our projected 2014 returns are better or worse than the returns we have assumed for each plan.

		Hypothetical sensitivity analysis of 2014 asset return
(In millions, except for percentages)		better or worse than expected
		Better	Worse
Years Ending December 31,	Projected	return	return

Return on investments in 2014
Primary U.S. pension plan	8.00%	16.00%	-%
UMWA plans	8.25%	16.50%	-%

Projected Funded Status at December 31, 2014
Primary U.S. pension plan	$(68)	(3)	(132)
UMWA plans	(139)	(117)	(161)

2015 Expense(a)
Primary U.S. pension plan	$3	1	6
UMWA plans	7	3	10

(a)	Actual future returns on investments will not affect our earnings until 2015 since the earnings in 2014 will be based on the "expected return on assets" assumption.

Effect of using fair market value of assets to determine expense.   For our defined-benefit pension plans, we calculate expected investment returns by applying the expected long-term rate of return to the market-related value of plan assets.  In addition, our plan asset actuarial gains and losses that are subject to amortization are based on the market-related value.

The market-related value of the plan assets is different from the actual or fair market value of the assets.  The actual or fair market value is, at a point in time, the value of the assets that is available to make payments to pensioners and to cover any transaction costs.  The market-related value recognizes changes in fair value from the expected value on a straight-line basis over five years.  This recognition method spreads the effects of year-over-year volatility in the financial markets over several years.

Our expenses related to our primary U.S. pension plan would have been different if our accounting policy were to use the fair market value of plan assets instead of the market-related value to recognize investment gains and losses.

(In millions)	Based on market-related value of assets			Hypothetical(a)
	Actual	Projected	Projected
Years Ending December 31,	2013	2014	2015	2013	2014	2015

Expense (Income)

Primary U.S. pension plan	$29.7	12.0	3.4	$24.3	6.5	0.4

(a)	Assumes that our accounting policy was to use the fair market value of assets instead of the market-related value of assets to determine our expense related to our primary U.S. pension plan.

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

For the UMWA plans, our largest postretirement plans, we have assumed a medical inflation rate of 7% for 2014, and we project this rate to decline to 5% in 2020 and hold at 5% thereafter.  Our medical inflation rate assumption (including the assumption that medical inflation rates will gradually decline over the next seven years and hold at 5%) is based on macroeconomic assumptions of gross domestic growth rates, the excess of national health expenditures over other goods and services, and population growth.  The average annual medical inflation rate of the company over the last eight years was 5.7%.

If we had assumed that medical inflation rates were one percentage point higher in each future year, the plan obligation for these plans at December 31, 2013, would have been approximately $43.6 million higher and the expense for 2013 would have been $2.0 million higher.  If we had assumed that the medical inflation rates were one percentage point lower, the plan obligation at December 31, 2013, would have been approximately $37.2 million lower and the related 2013 expenses would have been $1.7 million lower.

If we had projected medical inflation rates to decline from 7% to 4.5% by 2028, instead of our projected decline to 5% by 2020, the plan obligation for the UMWA retiree medical benefit plan would have been $15.2 million higher for 2013 and our expense would be $1.9 million higher for 2014.

Excise Tax on Administrators by Patient Protection and Affordable Care Act
A 40% excise tax will be imposed on high-cost health plans (“Cadillac plans”) beginning in 2018.  The tax will apply to plan costs that exceed a certain threshold level for individuals and for families, which will be indexed to inflation.  There will be higher limits for high-risk professions, among which is mining.  Even though the tax is not assessed directly to an employer but rather to the benefits plan administrator, the cost is expected to be passed through to plan sponsors as higher premiums or higher claims administration fees, increasing the plan sponsor’s obligations.  We project that we will have to pay the benefits plan administrator this excise tax beginning in 2018, and our plan obligations at December 31, 2013, include $22.9 million related to this tax.  We are currently unable to reduce the benefit levels of our UMWA medical plans to avoid this excise tax because these benefit levels are required by the Coal Industry Retiree Health Benefit Act of 1992.

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

Plan	Mortality table
UMWA plans	RP-2000 Separate, Pre- and Post-Retirement, Healthy Blue Collar
Black Lung	RP-2000 Combined Annuitant/Non-Annuitant Blue Collar
Primary U.S. pension	RP-2000 Combined Healthy Blue Collar

The number of participants by major plan in the past five years is as follows:

	Number of participants
Plan	2013	2012	2011	2010	2009
UMWA plans	4,100	4,300	4,400	4,600	4,700
Black Lung	710	780	800	800	700
U.S. pension	19,800	20,100	20,400	21,000	21,100

Because we are no longer operating in the coal industry, we anticipate that the number of participants in the UMWA retirement medical plan will decline over time due to mortality.  Because the U.S. pension plan has been frozen, the number of its participants will also decline over time.

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

Application of Accounting Policy

Venezuela
Brink’s Venezuela accounted for $447 million or 11% of total Brink’s revenues and represented a significant component of total segment operating profit in 2013.  At December 31, 2013, we had investments in our Venezuelan operations of $125.3 million on an equity-method basis.  At December 31, 2013, we had bolivar denominated net monetary assets of $120.4 million, including $93.8 million of cash and cash equivalents denominated in bolivars.

The economy in Venezuela has had significant inflation in the last several years.  We consolidate our Venezuelan results using our accounting policy for subsidiaries operating in highly inflationary economies.

Since 2003, the Venezuelan government has controlled the exchange of local currency into other currencies, including the U.S. dollar.  The Venezuelan government requires that currency exchanges be made at official rates established by the government instead of allowing open markets to determine currency rates.  Different official rates exist for different industries and purposes.  The government does not approve all requests to convert bolivars to other currencies.

The government devalued the official rate for essential services in February 2013 to 6.3 bolivars to the dollar.  In January 2014, the government expanded an alternate process to obtain dollars for travel and certain other purposes.  Rates obtained by the alternate process were reported to be 11.3 bolivars to U.S. dollars in December 2013.

Since the February 2013 devaluation, we have been unable to obtain dollars using either process.  We do not expect to be able to obtain dollars using either process in the foreseeable future.  There are other legal, but irregular and highly illiquid, mechanisms for converting bolivars.  Rates using these mechanisms increased substantially in 2013 and reportedly exceeded 80 bolivars to the U.S. dollar in February 2014.

As a result of these restrictions, we have been unable to obtain sufficient U.S. dollars to purchase certain imported supplies and fixed assets to fully operate our business in Venezuela, and as a result, have occasionally purchased more expensive, locally denominated supplies and fixed assets.  The restrictions also prevent us from repatriating earnings and from being fully compensated for intercompany services.

Through January 31, 2013, we used an official rate of 5.3 bolivars to the dollar to remeasure our bolivar denominated monetary assets and liabilities into U.S. dollars and to translate our revenue and expenses.  After the devaluation in February 2013, we began to use the 6.3 official exchange rate to remeasure bolivar denominated monetary assets and liabilities and to translate our revenue and expenses.  As a result of the devaluation, we recognized a $13.4 million net remeasurement loss in 2013.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently serve customers in more than 100 countries, including 43 countries where we operate subsidiaries.  These operations expose us to a variety of market risks, including the effects of changes in interest rates, commodity prices and foreign currency exchange rates.  These financial and commodity exposures are monitored and managed by us as an integral part of its overall risk management program.

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

The sensitivity analyses discussed below for the market risk exposures were based on the facts and circumstances in effect at December 31, 2013.  Actual results will be determined by a number of factors that are not under management’s control and could vary materially from those disclosed.

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

Based on the contractual interest rates on the floating rate debt at December 31, 2013, a hypothetical 10% increase in rates would increase cash outflows by approximately $0.7 million over a twelve-month period.  In other words, our weighted average interest rate on our floating rate instruments was 2.7% per annum at December 31, 2013.  If that average rate were to increase by 0.3 percentage points to 3.0%, the cash outflows associated with these instruments would increase by $0.7 million annually.  The effect on the fair values on our Dominion Terminal Associates (“DTA”) debt and on our unsecured notes for a hypothetical 10% decrease in the yield curve from year-end 2013 levels would result in a $3.1 million increase for our DTA debt and a $2.1 million increase for our unsecured notes in the fair values of the debt.

Foreign Currency Risk

We have exposure to the effects of foreign currency exchange rate fluctuations on the results of all of our foreign operations.  Our foreign operations generally use local currencies to conduct business but their results are reported in U.S. dollars.

We are also exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of domestic and foreign operations.  To mitigate these exposures, we, from time to time, enter into foreign currency forward and swap contracts.  At December 31, 2013, the notional value of our shorter term outstanding foreign currency contracts was $46.1 million with average contract maturities of approximately one month.  These shorter term foreign currency contracts primarily offset exposures in the Mexican peso and the euro.  Additionally, these shorter term contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings. We also have a longer term cross currency swap contract to hedge exposure in Brazilian real which is designated as a cash flow hedge for accounting purposes. At December 31, 2013, the notional value of that longer term contract was $21.2 million with a weighted average maturity of  2.5 years. We do not use derivative financial instruments to hedge investments in foreign subsidiaries since such investments are long-term in nature.

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from the 2013 levels against all other currencies of countries in which we have continuing operations are as follows:

	Hypothetical Effects
	Increase/ (decrease)
(In millions)	Venezuela	Other countries	Total

Effect on Earnings:
Translation of 2013 earnings into U.S. dollars	$(3.7)	(19.0)	(22.7)
Transaction gains (losses)	(13.5)	1.0	(12.5)
Effect on Other Comprehensive Income (Loss):
Translation of net assets of foreign subsidiaries	-	(75.0)	(75.0)

The hypothetical foreign currency effects above detail the consolidated effect attributable to Brink’s of a simultaneous change in the value of a large number of foreign currencies relative to the U. S. dollar.  The foreign currency exposure effect related to a change in an individual currency could be significantly different.

Venezuela
Brink’s Venezuela accounted for 11% of total Brink’s revenues and represented a significant component of total segment operating profit.  Currently, Venezuela operates in a highly inflationary economy and its currency is fixed to the U.S. dollar.

The investment in our Venezuelan subsidiaries, and cash and other net monetary assets held by these subsidiaries are as follows:

	December 31,
(In millions)	2013	2012

Equity-method investment in Venezuelan subsidiaries(a)	$125.3	90.0

Net monetary assets held by our Venezuelan subsidiaries
Cash and short-term investments denominated in U.S. dollars	$0.5	0.5

Net monetary assets denominated in bolivars:
Cash and cash equivalents	$93.8	47.9
Accounts receivable, accounts payable and other, net	26.6	21.5
Total	$120.4	69.4

(a)	The amount represents retained earnings net of currency translation adjustments of the business.

In February 2013, the Venezuelan government devalued the official exchange rate resulting in an official rate of 6.3 bolivars to the dollar.  Beginning in February 2013, we began to use the official exchange rate to remeasure our bolivar denominated monetary assets and liabilities. As a result of the devaluation, we recognized a $13.4 million net remeasurement loss in 2013.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE BRINK’S COMPANY

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2013

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (1992).”

Based on this assessment, our management believes that, as of December 31, 2013, our internal control over financial reporting is effective based on the COSO criteria.

KPMG LLP, the independent registered public accounting firm which audits our consolidated financial statements, has issued an attestation report of our internal control over financial reporting.  KPMG’s attestation report appears on page 70.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Brink’s Company:

We have audited The Brink’s Company’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Brink’s Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Brink’s Company and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 27, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia
February 27, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Brink’s Company:

We have audited the accompanying consolidated balance sheets of The Brink’s Company and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2013.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Brink’s Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Brink’s Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia
February 27, 2014

THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets

	December 31,
(In millions, except for per share amounts)	2013	2012

ASSETS

Current assets:
Cash and cash equivalents	$255.5	201.7
Accounts receivable (net of allowance: 2013 – $8.2; 2012 – $9.2)	622.2	612.3
Prepaid expenses and other	153.0	122.1
Deferred income taxes	72.0	59.4
Total current assets	1,102.7	995.5

Property and equipment, net	758.7	793.8
Goodwill	240.2	243.8
Other intangibles	46.3	56.1
Deferred income taxes	251.7	385.3
Other	98.4	79.4

Total assets	$2,498.0	2,553.9

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$80.9	26.7
Current maturities of long-term debt	24.6	27.0
Accounts payable	185.6	172.8
Accrued liabilities	507.5	516.5
Total current liabilities	798.6	743.0

Long-term debt	330.5	335.6
Accrued pension costs	214.8	397.8
Retirement benefits other than pensions	186.0	304.6
Deferred income taxes	18.0	18.7
Other	170.6	177.4
Total liabilities	1,718.5	1,977.1

Commitments and contingent liabilities (notes 3, 4, 13, 15, 18 and 22)

Equity:
The Brink’s Company (“Brink’s”) shareholders:
Common stock, par value $1 per share:
Shares authorized: 100.0
Shares issued and outstanding: 2013 – 48.4; 2012 – 47.8	48.4	47.8
Capital in excess of par value	566.4	568.3
Retained earnings	696.4	659.1
Accumulated other comprehensive income (loss):
Benefit plan adjustments	(478.0)	(665.1)
Foreign currency translation	(141.5)	(109.9)
Unrealized gains on available-for-sale securities	1.6	1.6
Gains on cash flow hedges	0.6	-
Accumulated other comprehensive loss	(617.3)	(773.4)

Brink’s shareholders	693.9	501.8

Noncontrolling interests	85.6	75.0

Total equity	779.5	576.8

Total liabilities and equity	$2,498.0	2,553.9

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
(In millions, except for per share amounts)	2013	2012	2011

Revenues	$3,942.2	3,735.0	3,662.9

Costs and expenses:
Cost of revenues	3,197.1	3,024.3	2,966.0
Selling, general and administrative expenses	564.0	546.7	512.4
Total costs and expenses	3,761.1	3,571.0	3,478.4
Other operating income (expense)	(9.4)	11.0	18.0

Operating profit	171.7	175.0	202.5

Interest expense	(25.1)	(23.1)	(23.1)
Interest and other income (expense)	1.6	7.2	8.9
Income from continuing operations before tax	148.2	159.1	188.3
Provision for income taxes	52.0	27.1	64.0

Income from continuing operations	96.2	132.0	124.3

Loss from discontinued operations, net of tax	(15.1)	(22.3)	(25.8)

Net income	81.1	109.7	98.5
Less net income attributable to noncontrolling interests	(24.3)	(20.8)	(24.0)

Net income attributable to Brink’s	$56.8	88.9	74.5

Amounts attributable to Brink’s:
Continuing operations	$71.9	111.2	100.3
Discontinued operations	(15.1)	(22.3)	(25.8)

Net income attributable to Brink’s	$56.8	88.9	74.5

Earnings (loss) per share attributable to Brink’s common shareholders(a):
Basic:
Continuing operations	$1.48	2.30	2.10
Discontinued operations	(0.31)	(0.46)	(0.54)
Net income	1.17	1.84	1.56

Diluted:
Continuing operations	$1.47	2.29	2.09
Discontinued operations	(0.31)	(0.46)	(0.54)
Net income	1.16	1.83	1.55

Weighted-average shares
Basic	48.7	48.4	47.8
Diluted	49.0	48.6	48.1

(a) Amounts may not add due to rounding.

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(In millions)	2013	2012	2011

Net income	$81.1	109.7	98.5

Benefit plan adjustments:
Benefit plan experience gains (losses) during the year	265.0	27.3	(205.1)
Benefit plan prior service (costs) credits	63.0	(5.8)	3.5
Deferred profit sharing	(0.3)	0.5	0.4
Total benefit plan adjustments	327.7	22.0	(201.2)

Foreign currency translation adjustments	(32.8)	3.4	(50.5)
Unrealized net gains (losses) on available-for-sale securities	0.1	(2.1)	(2.3)
Gains on cash flow hedges	0.6	-	-
Other comprehensive income (loss) before tax	295.6	23.3	(254.0)
Provision (benefit) for income taxes	141.0	9.3	(74.4)

Other comprehensive income (loss)	154.6	14.0	(179.6)

Comprehensive income (loss)	235.7	123.7	(81.1)
Less comprehensive income (loss) attributable to noncontrolling interests	22.5	20.3	22.0

Comprehensive income (loss) attributable to Brink’s	$213.2	103.4	(103.1)

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Equity

Years Ended December 31, 2013, 2012 and 2011

			Capital		Accumulated	Attributable
			in Excess		Other	to
		Common	of Par	Retained	Comprehensive	Noncontrolling
(In millions)	Shares	Stock	Value	Earnings	Loss	Interests	Total
Balance as of December 31, 2010	46.4	46.4	542.6	537.5	(610.3)	66.9	583.1
Net income	-	-	-	74.5	-	24.0	98.5
Other comprehensive loss	-	-	-	-	(177.6)	(2.0)	(179.6)
Dividends to:
Brink’s common shareholders ($0.40 per share)	-	-	-	(18.7)	-	-	(18.7)
Noncontrolling interests	-	-	-	-	-	(16.1)	(16.1)
Share-based compensation:
Stock options and awards:
Compensation expense	-	-	6.2	-	-	-	6.2
Consideration from exercise of stock options	0.6	0.6	11.1	-	-	-	11.7
Excess tax benefit of stock compensation	-	-	1.1	-	-	-	1.1
Other share-based benefit programs	(0.1)	(0.1)	(1.5)	(3.8)	-	-	(5.4)
Business acquisitions	-	-	-	-	-	0.8	0.8
Capital contributions from noncontrolling interest	-	-	-	-	-	0.8	0.8
Balance as of December 31, 2011	46.9	46.9	559.5	589.5	(787.9)	74.4	482.4
Net income	-	-	-	88.9	-	20.8	109.7
Other comprehensive income (loss)	-	-	-	-	14.5	(0.5)	14.0
Shares contributed to pension plan (see note 17)	0.4	0.4	8.6	-	-	-	9.0
Dividends to:
Brink’s common shareholders ($0.40 per share)	-	-	-	(19.0)	-	-	(19.0)
Noncontrolling interests	-	-	-	-	-	(13.0)	(13.0)
Share-based compensation:
Stock options and awards:
Compensation expense	-	-	8.0	-	-	-	8.0
Consideration from exercise of stock options	-	-	1.4	-	-	-	1.4
Reduction in excess tax benefit of stock compensation	-	-	(2.7)	-	-	-	(2.7)
Other share-based benefit programs	0.5	0.5	(3.7)	(0.3)	-	-	(3.5)
Acquisitions of noncontrolling interests	-	-	(2.8)	-	-	(7.3)	(10.1)
Capital contributions from noncontrolling interest	-	-	-	-	-	0.6	0.6
Balance as of December 31, 2012	47.8	47.8	568.3	659.1	(773.4)	75.0	576.8
Net income	-	-	-	56.8	-	24.3	81.1
Other comprehensive income (loss) )	-	-	-	-	156.4	(1.8)	154.6
Dividends to:
Brink’s common shareholders ($0.40 per share)	-	-	-	(19.2)	-	-	(19.2)
Noncontrolling interests	-	-	-	-	-	(6.0)	(6.0)
Share-based compensation:
Stock options and awards:
Compensation expense	-	-	9.9	-	-	-	9.9
Consideration from exercise of stock options	0.3	0.3	6.4	-	-	-	6.7
Reduction in excess tax benefit of stock compensation	-	-	(2.8)	-	-	-	(2.8)
Other share-based benefit programs	0.3	0.3	(3.6)	(0.3)	-	-	(3.6)
Acquisitions of noncontrolling interests	-	-	(11.8)	-	(0.3)	(6.4)	(18.5)
Capital contributions from noncontrolling interest	-	-	-	-	-	0.5	0.5
Balance as of December 31, 2013	48.4	$48.4	566.4	696.4	(617.3)	85.6	779.5

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
(In millions)	2013	2012	2011

Cash flows from operating activities:
Net income	$81.1	109.7	98.5
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	15.1	22.3	25.8
Depreciation and amortization	173.6	155.7	148.1
Share-based compensation expense	9.9	8.0	6.2
Deferred income taxes	(34.6)	(43.4)	(30.7)
Gains and losses:
Sales of available-for-sale securities	(0.4)	(2.9)	(4.4)
Sales of property and other assets	(2.4)	(7.6)	(7.9)
Business acquisitions and dispositions	(2.8)	(0.8)	(0.4)
Bargain purchase gain	-	-	(2.1)
Impairment losses	2.9	2.4	2.4
Retirement benefit funding (more) less than expense:
Pension	7.0	(5.4)	4.6
Other than pension	15.0	22.3	11.6
Loss on Venezuela currency devaluation	13.4	-	-
Other operating	2.4	11.7	10.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(73.3)	(71.8)	(53.0)
Accounts payable, income taxes payable and accrued liabilities	31.4	23.0	58.1
Customer obligations	(9.8)	15.7	(11.7)
Prepaid and other current assets	(22.2)	6.8	(14.2)
Other	(10.2)	9.7	9.4
Discontinued operations	5.4	(4.9)	(3.4)
Net cash provided by operating activities	201.5	250.5	247.0

Cash flows from investing activities:
Capital expenditures	(177.7)	(177.9)	(183.7)
Acquisitions	(18.1)	(17.2)	(3.0)
Available-for-sale securities:
Purchases	-	-	(0.5)
Sales	9.9	15.4	12.9
Cash proceeds from sale of property and equipment	5.9	12.5	13.9
Redemption of cash-surrender value of life insurance policies	-	6.2	-
Other	(0.5)	4.9	0.6
Discontinued operations	57.5	(11.2)	(12.0)
Net cash used by investing activities	(123.0)	(167.3)	(171.8)

Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term debt	60.5	3.3	(7.2)
Long-term revolving credit facilities	13.8	(4.5)	(107.0)
Issuance of private placement notes	-	-	100.0
Other long-term debt:
Borrowings	3.8	9.7	-
Repayments	(27.3)	(29.7)	(29.3)
Cash proceeds from sale-leaseback transactions	-	-	17.6
Acquisition of a noncontrolling interest in a subsidiary	(18.5)	(9.4)	-
Payment of acquisition-related obligation	(12.8)	-	-
Debt financing costs	(0.1)	(1.5)	(0.6)
Dividends to:
Shareholders of Brink’s	(19.2)	(19.0)	(18.7)
Noncontrolling interests in subsidiaries	(6.0)	(13.0)	(16.1)
Proceeds from exercise of stock options	6.7	1.4	5.9
Minimum tax withholdings associated with share-based compensation	(3.5)	(5.6)	(2.7)
Other	(0.9)	0.5	1.1
Discontinued operations	(2.5)	(0.2)	(10.2)
Net cash used by financing activities	(6.0)	(68.0)	(67.2)
Effect of exchange rate changes on cash and cash equivalents	(18.7)	3.6	(8.1)
Cash and cash equivalents:
Increase (decrease)	53.8	18.8	(0.1)
Balance at beginning of period	201.7	182.9	183.0
Balance at end of period	$255.5	201.7	182.9

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

Principles of Consolidation
The consolidated financial statements include the accounts of Brink’s and the subsidiaries it controls.  Control is determined based on ownership rights or, when applicable, based on whether we are considered to be the primary beneficiary of a variable interest entity.  Our interest in 20% to 50% owned companies that are not controlled are accounted for using the equity method (“equity affiliates”), unless we do not sufficiently influence the management of the investee.  Other investments are accounted for as cost-method investments or as available-for-sale.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits and investments with original maturities of three months or less.  Cash and cash equivalents includes amounts held by certain of our secure cash management services operations for customers which, under local regulations, the title transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources.  We record a liability for the amounts owed to customers (see note 11).

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

Goodwill and Other Intangible Assets
Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired.  Intangible assets arising from business acquisitions include customer lists, customer relationships, covenants not to compete, trademarks and other identifiable intangibles.  At December 31, 2013, finite-lived intangible assets have remaining useful lives ranging from 1 to 14 years and are amortized based on the pattern in which the economic benefits are used or on a straight-line basis.

Impairment of Long-Lived Assets
Goodwill is not amortized but is tested at least annually for impairment at the reporting unit level, which is at the operating segment level or one level below an operating segment. Goodwill is assigned to one or more reporting units at the date of acquisition. Our reporting units are Latin America; EMEA; North America and Asia Pacific. The goodwill impairment test is performed at October 1 of each year. For the annual test, we have the option of performing a qualitative assessment to determine whether reporting unit fair values exceed their carrying amounts or bypassing the qualitative assessment and performing a quantitative analysis.  Indefinite-lived intangibles are also tested for impairment at least annually by comparing the carrying value of indefinite-lived intangible assets to their estimated fair values.  We base our estimates of fair value on projected future cash flows.

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

We used Mercer’s Above-Mean Curve to determine the discount rates for the year-end benefit obligation in both 2013 and 2012.  We used the Regular Mercer Yield Curve in 2011 to determine the discount rates for the benefit obligation.

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

Foreign subsidiaries that operate in highly inflationary countries use the U.S. dollar as their functional currency.  Local currency monetary assets and liabilities are remeasured into U.S. dollars using rates of exchange as of each balance sheet date, with remeasurement adjustments and other transaction gains and losses recognized in earnings.  Non-monetary assets and liabilities do not fluctuate with changes in local currency exchange rates to the dollar.

Venezuela
Brink’s Venezuela accounted for $447 million or 11% of total Brink’s revenues and represented a significant component of total segment operating profit in 2013.  At December 31, 2013, we had investments in our Venezuelan operations of $125.3 million on an equity-method basis.  At December 31, 2013, we had bolivar denominated net monetary assets of $120.4 million, including $93.8 million of cash and cash equivalents denominated in bolivars.

The economy in Venezuela has had significant inflation in the last several years.  We consolidate our Venezuelan results using our accounting policy for subsidiaries operating in highly inflationary economies.

Since 2003, the Venezuelan government has controlled the exchange of local currency into other currencies, including the U.S. dollar.  The Venezuelan government requires that currency exchanges be made at official rates established by the government instead of allowing open markets to determine currency rates.  Different official rates exist for different industries and purposes.  The government does not approve all requests to convert bolivars to other currencies.

The government devalued the official rate for essential services in February 2013 to 6.3 bolivars to the dollar.  In January 2014, the government expanded an alternate process to obtain dollars for travel and certain other purposes.  Rates obtained by the alternate process were reported to be 11.3 bolivars to U.S. dollars in December 2013.

Since the February 2013 devaluation, we have been unable to obtain dollars using either process.  We do not expect to be able to obtain dollars using either process in the foreseeable future.  There are other legal, but irregular and highly illiquid, mechanisms for converting bolivars.

As a result of these restrictions, we have been unable to obtain sufficient U.S. dollars to purchase certain imported supplies and fixed assets to fully operate our business in Venezuela, and as a result, have occasionally purchased more expensive, locally denominated supplies and fixed assets.  The restrictions also prevent us from repatriating earnings and from being fully compensated for intercompany services.

Through January 31, 2013, we used an official rate of 5.3 bolivars to the dollar to remeasure our bolivar denominated monetary assets and liabilities into U.S. dollars and to translate our revenue and expenses.  After the devaluation in February 2013, we began to use the 6.3 official exchange rate to remeasure bolivar denominated monetary assets and liabilities and to translate our revenue and expenses.  As a result of the devaluation, we recognized a $13.4 million net remeasurement loss in 2013.

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

Note 2 – Segment Information

We identify our operating segments based on how our chief operating decision maker (“CODM”) allocates resources, assesses performance and makes decisions.  Our CODM is our President, and Chief Executive Officer.  Our CODM evaluates performance and allocates resources based on operating profit or loss for the geographic components of Brink’s, excluding non-segment expenses.

We have four geographic operating segments: Latin America; Europe, Middle East and Africa (“EMEA”); North America and Asia Pacific.  For the year ended December 31, 2012, we had two reportable segments: North America and International (aggregating Latin America, EMEA and Asia Pacific into International).  Effective December 31, 2013, we changed our reportable segments to Latin America; EMEA; North America and Asia Pacific.  We changed our reportable segments as we decided we no longer meet all the aggregation criteria set forth in ASC 280, Segment Reporting primarily due to continued economic divergence and political changes in certain Latin American countries.

We currently serve customers in more than 100 countries, including 43 countries where we operate subsidiaries.

The primary services of the reportable segments include:
•	Cash-in-Transit (“CIT”) Services – armored vehicle transportation of valuables
•	ATM Services – replenishing and maintaining customers’ automated teller machines; providing network infrastructure services
•	Global Services – secure international transportation of valuables
•	Cash Management Services
o	currency and coin counting and sorting; deposit preparation and reconciliations; other cash management services
o	Safe and safe control device installation and servicing (including our patented CompuSafe® service)
o	Check and cash processing services for banking customers (“Virtual Vault Services”)
o	Check imaging services for banking customers
•
Payment Services – bill payment and processing services on behalf of utility companies and other billers at any of our Brink’s or Brink’s operated  payment locations in Latin America; Brink’s Money™ prepaid payroll cards; Brink’s Checkout e-commerce online payment services

•
Security and Guarding Services – protection of airports, offices, and certain other locations in Europe with or without electronic surveillance, access control, fire prevention and highly trained patrolling personnel

	Years Ended December 31,
(In millions)	2013	2012	2011

Revenues by Business Segment
Latin America	$1,720.7	1,579.4	1,460.7
EMEA	1,178.3	1,125.9	1,143.0
North America	898.4	893.3	923.4
Asia Pacific	144.8	136.4	135.8
Total	$3,942.2	3,735.0	3,662.9

Operating Profit by Business Segment
Latin America	$149.9	135.1	143.5
EMEA	81.5	88.1	73.4
North America	4.7	31.9	30.3
Asia Pacific	16.7	8.8	15.1
Business segments	252.8	263.9	262.3
Non-segment	(81.1)	(88.9)	(59.8)
Total	$171.7	175.0	202.5

	Years Ended December 31,
(In millions)	2013	2012	2011
Capital Expenditures by Business Segment
Latin America	$88.7	83.8	85.0
EMEA	33.9	40.1	47.3
North America	52.1	48.2	44.2
Asia Pacific	3.0	5.8	7.2
Total	$177.7	177.9	183.7

Depreciation and Amortization by Business Segment
Depreciation and amortization of property and equipment:
Latin America	57.1	47.5	41.4
EMEA	47.2	41.1	44.1
North America	58.0	55.1	50.1
Asia Pacific	4.8	4.8	3.8
Property and equipment	167.1	148.5	139.4
Amortization of intangible assets:
Latin America	3.7	3.2	3.9
EMEA	1.6	2.6	2.9
North America	0.2	0.3	0.7
Asia Pacific	1.0	1.1	1.2
Total	$173.6	155.7	148.1

	December 31,
(In millions)	2013	2012	2011

Assets held by Business Segment
Latin America	$1,044.0	880.9	761.0
EMEA	672.6	681.3	669.4
North America	426.6	480.5	468.6
Asia Pacific	108.1	146.3	135.5
Business Segments	2,251.3	2,189.0	2,034.5
Non-segment	246.7	364.9	371.7
Total	$2,498.0	2,553.9	2,406.2

Long-Lived Assets by Geographic Area(a)
Non-U.S.:
France	$161.8	163.5	149.9
Mexico	148.1	145.3	123.9
Venezuela	47.7	46.7	43.5
Brazil	107.9	95.6	100.9
Canada	50.7	90.8	87.3
Other	335.0	348.8	338.1
Subtotal	851.2	890.7	843.6
United States	194.0	203.0	200.8
Total	$1,045.2	1,093.7	1,044.4

(a) Long-lived assets include property and equipment, net; goodwill; and other intangible assets, net.

	Years Ended December 31,
(In millions)	2013	2012	2011

Revenues by Geographic Area(a)
Outside the U.S.:
France	$542.5	535.5	545.2
Mexico	450.4	424.0	415.2
Venezuela	447.1	342.6	269.2
Brazil	392.0	388.3	386.8
Canada	190.9	186.6	189.9
Other	1,211.8	1,151.3	1,123.1
Subtotal	3,234.7	3,028.3	2,929.4
United States	707.5	706.7	733.5
Total	$3,942.2	3,735.0	3,662.9

(a)	Revenues are recorded in the country where service is initiated or performed. No single customer represents more than 10% of total revenue.

	December 31,
(In millions)	2013	2012	2011

Net assets outside the U.S.
Latin America	$479.4	438.2	376.9
EMEA	291.4	272.1	283.4
Asia Pacific	72.7	89.1	85.8
Canada	69.3	43.2	56.8
Total	$912.8	842.6	802.9

(In millions)	2013	2012	2011

Information about Unconsolidated Equity Affiliates held by segments:
Carrying value of investments at year end
Latin America	$13.5	13.8	11.2
Asia Pacific	2.3	1.8	1.6
Total	$15.8	15.6	12.8

Share of earnings included in Brink's consolidated earnings during the year
Latin America	$6.0	5.8	4.7
EMEA	-	-	(0.1)
Asia Pacific	0.7	0.2	0.2
Total	$6.7	6.0	4.8

Undistributed earnings at year end
Latin America	$3.5	8.4	6.6
Asia Pacific	0.8	0.4	0.5
Total	$4.3	8.8	7.1

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

Components of Net Periodic Pension Cost

(In millions)	U.S. Plans			Non-U.S. Plans			Total
Years Ended December 31,	2013	2012	2011	2013	2012	2011	2013	2012	2011

Service cost	$-	-	-	$15.0	11.1	10.2	$15.0	11.1	10.2
Interest cost on projected benefit obligation	42.2	43.8	46.2	19.1	19.1	16.9	61.3	62.9	63.1
Return on assets – expected	(56.9)	(60.0)	(65.0)	(12.9)	(12.2)	(12.0)	(69.8)	(72.2)	(77.0)
Amortization of losses	45.1	39.5	28.2	6.1	4.0	2.8	51.2	43.5	31.0
Amortization of prior service cost	-	-	-	0.8	2.0	1.5	0.8	2.0	1.5
Settlement loss	0.1	5.0	-	2.6	3.3	2.2	2.7	8.3	2.2
Net periodic pension cost	$30.5	28.3	9.4	$30.7	27.3	21.6	$61.2	55.6	31.0

Obligations and Funded Status
Changes in the projected benefit obligation (“PBO”) and plan assets for our pension plans are as follows:

(In millions)	U.S. Plans		Non-U.S. Plans		Total
Years Ended December 31,	2013	2012	2013	2012	2013	2012

Benefit obligation at beginning of year	$1,031.3	990.7	392.3	306.9	1,423.6	1,297.6
Service cost	-	-	15.0	11.1	15.0	11.1
Interest cost	42.2	43.8	19.1	19.1	61.3	62.9
Participant contributions	-	-	3.8	3.5	3.8	3.5
Plan amendments	-	-	(4.9)	11.7	(4.9)	11.7
Curtailments	-	-	(0.2)	(0.4)	(0.2)	(0.4)
Settlements	(0.5)	(13.9)	(2.0)	(3.2)	(2.5)	(17.1)
Benefits paid	(43.6)	(42.3)	(18.8)	(22.0)	(62.4)	(64.3)
Actuarial (gains) losses	(94.5)	53.0	(8.0)	54.9	(102.5)	107.9
Foreign currency exchange effects	-	-	(5.9)	10.7	(5.9)	10.7
Benefit obligation at end of year	$934.9	1,031.3	390.4	392.3	1,325.3	1,423.6

Fair value of plan assets at beginning of year	$756.3	685.4	283.0	230.5	1,039.3	915.9
Return on assets – actual	85.5	89.9	16.6	34.7	102.1	124.6
Participant contributions	-	-	3.8	3.5	3.8	3.5
Employer contributions	14.1	37.2	40.1	32.8	54.2	70.0
Settlements	(0.5)	(13.9)	(2.0)	(3.2)	(2.5)	(17.1)
Benefits paid	(43.6)	(42.3)	(18.8)	(22.0)	(62.4)	(64.3)
Foreign currency exchange effects	-	-	(0.7)	6.7	(0.7)	6.7
Fair value of plan assets at end of year	$811.8	756.3	322.0	283.0	1,133.8	1,039.3

Funded status	$(123.1)	(275.0)	(68.4)	(109.3)	(191.5)	(384.3)

Included in:
Noncurrent asset	$-	-	(28.6)	(21.9)	(28.6)	(21.9)
Current liability, included in accrued liabilities	0.8	0.9	4.5	7.5	5.3	8.4
Noncurrent liability	122.3	274.1	92.5	123.7	214.8	397.8
Net pension liability	$123.1	275.0	68.4	109.3	191.5	384.3

The 2012 U.S. Plans settlements primarily reflect the lump sum payment due to the retirement of our former chief executive officer.

Other Changes in Plan Assets and Benefit Recognized in Other Comprehensive Income (Loss)

(In millions)	U.S. Plans		Non-U.S. Plans		Total
Years Ended December 31,	2013	2012	2013	2012	2013	2012

Benefit plan net experience losses recognized in
accumulated other comprehensive income (loss):
Beginning of year	$(491.9)	(513.3)	(59.7)	(34.6)	(551.6)	(547.9)
Net experience gains (losses) arising during the year	123.1	(23.1)	11.7	(32.4)	134.8	(55.5)
Reclassification adjustment for amortization of
prior experience losses included in net income	45.2	44.5	8.8	7.3	54.0	51.8
End of year	$(323.6)	(491.9)	(39.2)	(59.7)	(362.8)	(551.6)

Benefit plan prior service cost recognized in
accumulated other comprehensive income (loss):
Beginning of year	$-	-	(15.8)	(6.1)	(15.8)	(6.1)
Prior service credit (cost) from plan amendments
during the year	-	-	4.9	(11.7)	4.9	(11.7)
Reclassification adjustment for amortization of
prior service cost included in net income	-	-	0.7	2.0	0.7	2.0
End of year	$-	-	(10.2)	(15.8)	(10.2)	(15.8)

Approximately $30.9 million of experience loss and $0.8 million of prior service cost are expected to be amortized from accumulated other comprehensive income (loss) into net periodic pension cost during 2014.

The net experience gains in 2013 (the majority attributed to the U.S. plans) were primarily due to the higher discount rates at the end of the year and the actual return on assets being higher than expected.  The net experience losses in 2012 were primarily due to the lower discount rate of the U.S. plans, partially offset by the actual return on assets being higher than expected.

Information Comparing Plan Assets to Plan Obligations
Information comparing plan assets to plan obligations as of December 31, 2013 and 2012 are aggregated below.  The accumulated benefit obligation (“ABO”) differs from the PBO in that the ABO is based on the benefit earned through the date noted.  The PBO includes assumptions about future compensation levels for plans that have not been frozen.

(In millions)	U.S. Plans		Non-U.S. Plans		Total
December 31,	2013	2012	2013	2012	2013	2012

Pension plans with an accumulated benefit obligation in excess of plan assets:
Fair value of plan assets	$811.8	756.3	38.1	137.2	849.9	893.5
Accumulated benefit obligation	934.9	1,031.3	103.6	223.2	1,038.5	1,254.5
Projected benefit obligation	934.9	1,031.3	135.1	268.4	1,070.0	1,299.7

The ABO for our U.S. pension plans was $934.9 million in 2013 and $1,031.3 million in 2012.  The ABO for our Non-U.S. pension plans was $345.3 million in 2013 and $345.1 million in 2012.

Assumptions
The weighted-average assumptions used in determining the net pension cost and benefit obligations for our pension plans were as follows:

	U.S. Plans			Non-U.S. Plans
	2013	2012	2011	2013	2012	2011

Discount rate:
Pension cost	4.2%	4.6%	5.3%	5.3%	5.4%	5.8%
Benefit obligation at year end	5.0%	4.2%	4.6%	6.3%	5.3%	5.4%

Expected return on assets – pension cost	8.00%	8.25%	8.75%	4.64%	4.92%	5.16%

Average rate of increase in salaries(a):
Pension cost	N/A	N/A	N/A	3.8%	3.2%	3.3%
Benefit obligation at year end	N/A	N/A	N/A	3.9%	3.8%	3.2%

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

Estimated Future Cash Flows
Estimated Future Contributions from the Company into Plan Assets
Our policy is to fund at least the minimum actuarially determined amounts required by applicable regulations.  In 2014, we expect to contribute $27.3 million to our non-U.S. pension plans, $25.9 million to our primary U.S. pension plan, and $0.8 million to our nonqualified U.S. pension plan.

Estimated Future Benefit Payments from Plan Assets to Beneficiaries
Projected benefit payments of the plans in the next 10 years using assumptions in effect at December 31, 2013, are as follows:

(In millions)	U.S. Plans	Non-U.S. Plans	Total

2014	$47.7	14.6	62.3
2015	48.9	13.7	62.6
2016	50.0	16.4	66.4
2017	51.5	19.1	70.6
2018	53.1	21.3	74.4
2019 through 2023	$287.3	168.8	456.1

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

Components of Net Periodic Postretirement Cost
The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

(In millions)	UMWA Plans			Black Lung and Other Plans			Total
Years Ended December 31,	2013	2012	2011	2013	2012	2011	2013	2012	2011

Service cost	$-	-	-	$0.3	0.6	-	$0.3	0.6	-
Interest cost on APBO	19.7	22.3	24.0	1.9	2.8	2.8	21.6	25.1	26.8
Return on assets – expected	(20.8)	(21.3)	(25.5)	-	-	-	(20.8)	(21.3)	(25.5)
Amortization of losses	19.6	21.0	14.7	0.7	1.5	0.6	20.3	22.5	15.3
Amortization of prior service cost	-	-	-	1.7	2.0	2.0	1.7	2.0	2.0
Net periodic postretirement cost	$18.5	22.0	13.2	$4.6	6.9	5.4	$23.1	28.9	18.6

Obligations and Funded Status
Changes in the accumulated postretirement benefit obligation (“APBO’) and plan assets related to retirement healthcare benefits are as follows:

(In millions)	UMWA Plans		Black Lung and Other Plans		Total
Years Ended December 31,	2013	2012	2013	2012	2013	2012

APBO at beginning of year	$525.3	529.6	53.0	60.9	578.3	590.5
Service cost	-	-	0.3	0.6	0.3	0.6
Interest cost	19.7	22.3	1.9	2.8	21.6	25.1
Plan amendments	(55.7)	-	-	(1.9)	(55.7)	(1.9)
Benefits paid	(34.2)	(35.7)	(7.1)	(6.6)	(41.3)	(42.3)
Medicare subsidy received	3.1	3.2	-	-	3.1	3.2
Actuarial (gains) losses, net	(31.7)	5.9	0.8	(2.2)	(30.9)	3.7
Foreign currency exchange effects	-	-	-	(0.6)	-	(0.6)
APBO at end of year	$426.5	525.3	48.9	53.0	475.4	578.3

Fair value of plan assets at beginning of year	$268.7	268.0	-	-	268.7	268.0
Employer contributions	1.0	-	7.1	6.6	8.1	6.6
Return on assets – actual	45.8	33.5	-	-	45.8	33.5
Benefits paid	(34.2)	(36.0)	(7.1)	(6.6)	(41.3)	(42.6)
Medicare subsidy received	3.1	3.2	-	-	3.1	3.2
Fair value of plan assets at end of year	$284.4	268.7	-	-	284.4	268.7

Funded status	$(142.1)	(256.6)	(48.9)	(53.0)	(191.0)	(309.6)

Included in:
Current, included in accrued liabilities	$-	-	5.0	5.0	5.0	5.0
Noncurrent	142.1	256.6	43.9	48.0	186.0	304.6
Retirement benefits other than pension liability	$142.1	256.6	48.9	53.0	191.0	309.6

Other Changes in Plan Assets and Benefit Recognized in Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) of our retirement benefit plans other than pensions are as follows:

(In millions)	UMWA Plans		Black Lung and Other Plans		Total
Years Ended December 31,	2013	2012	2013	2012	2013	2012

Benefit plan net experience gain (loss) recognized in
accumulated other comprehensive income (loss):
Beginning of year	$(295.7)	(323.0)	(6.2)	(9.9)	(301.9)	(332.9)
Net experience gains (losses) arising during the year	56.7	6.3	(0.8)	2.2	55.9	8.5
Reclassification adjustment for amortization of
prior experience losses included in net income	19.6	21.0	0.7	1.5	20.3	22.5
End of year	$(219.4)	(295.7)	(6.3)	(6.2)	(225.7)	(301.9)

Benefit plan prior service (cost) credit recognized in
accumulated other comprehensive income (loss):
Beginning of year	$-	-	(9.4)	(13.3)	(9.4)	(13.3)
Prior service credit from plan amendments during the year	55.7	-	-	1.9	55.7	1.9
Reclassification adjustment for amortization or curtailment
of prior service cost included in net income	-	-	1.7	2.0	1.7	2.0
End of year	$55.7	-	(7.7)	(9.4)	48.0	(9.4)

We estimate that $15.2 million of experience loss and $2.9 million of prior service credit will be amortized from accumulated other comprehensive income (loss) into net periodic postretirement cost during 2014.

We recognized a prior service credit in 2013 associated with UMWA obligations due to a plan amendment that changed the plan from a self-insured welfare benefit plan to an employer group waiver plan (“EGWP”), which reduced future expected net per capita claims costs.  We recognized net experience gains in 2013 associated with the UMWA obligations primarily related to the higher discount rate, a return on assets being higher than expected and a decrease in the expected obligation related to the excise tax on high-cost health plans.  The gain related to the excise tax on high-cost health plans reflects the benefit of lower per capita claims costs from the change to EGWP.

We recognized net experience gains in 2012 associated with the UMWA obligations primarily related to the return on assets being higher than expected, partially offset by the lower discount rate and an increase in the expected obligation related to the excise tax on high-cost health plans.

Assumptions
The APBO for each of the plans was determined using the unit credit method and an assumed discount rate as follows:

	2013	2012	2011

Weighted-average discount rate:
Postretirement cost:
UMWA plans	3.9%	4.4%	5.3%
Black lung	3.5%	4.2%	4.8%
Weighted-average	3.9%	4.4%	5.2%
Benefit obligation at year end:
UMWA plans	4.7%	3.9%	4.4%
Black lung	4.4%	3.5%	4.2%
Weighted-average	4.7%	3.9%	4.4%
Expected return on assets	8.25%	8.50%	8.75%

The RP-2000 Separate, Pre- and Post-retirement Rates, Healthy Blue Collar and Combined Annuitant/Non-Annuitant Blue Collar mortality tables are primarily used to estimate expected lives of participants.

Healthcare Cost Trend Rates
For UMWA plans, the assumed healthcare cost trend rate used to compute the 2013 APBO is 7.0% for 2014, declining to 5.0% in 2020 and thereafter (in 2012: 7.0% for 2013 declining to 5.0% in 2019 and thereafter).  For the black lung obligation, the assumed healthcare cost trend rate used to compute the 2013 APBO was 5.0%.  Other plans in the U.S. provide for fixed-dollar value coverage for eligible participants and, accordingly, are not adjusted for inflation.

For the Canadian plan, the assumed healthcare cost trend rate used to compute the 2013 APBO is 7.0% for 2014, declining to 5.0% in 2020.  For the Brazilian plan, the assumed healthcare cost trend rate used to compute the 2013 APBO is 3.0%.

The table below shows the estimated effects of a one percentage-point change in the assumed healthcare cost trend rates for each future year.

	Effect of Change in Assumed Healthcare Trend Rates
(In millions)	Increase 1%	Decrease 1%

Higher (lower):
Service and interest cost in 2013	$2.3	(1.9)
APBO at December 31, 2013	45.4	(38.6)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) provides for a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare prescription drug benefits.  Because of the broadness of coverage provided under our UMWA plans, we believe that the plans benefits are at least actuarially equivalent to the Medicare benefits.

The estimated effect of the Medicare Act was recorded as a reduction to the APBO for the year ended December 31, 2012, as permitted by FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, included in FASB ASC Topic 715, Compensation – Retirement Benefits.  The estimated value of the projected federal subsidy assumed no changes in participation rates and assumed that the subsidy was received in the year after claims were paid.

For the year ended December 31, 2013, we changed the way we provide healthcare benefits to our UMWA retirees which are eligible for the Medicare Act subsidy reimbursement.  We changed from a self-insured welfare benefit plan to an employer group waiver plan (“EGWP”).  Under this new arrangement, a government approved health insurance provider will receive the Medicare Act subsidy reimbursement on our behalf and pass these savings to us.  Additionally, by moving to an EGWP, we will be able to benefit from the mandatory 50% discount that pharmaceutical companies must provide for Medicare Act-eligible prescription drugs.  The combined savings of the subsidy and the 50% discount are directly reflected in the UMWA APBO for the year ended December 31, 2013.

Excise Tax on Administrators by Patient Protection and Affordable Care Act of 2010
A 40% excise tax on third-party benefit plan administrators by the Patient Protection and Affordable Care Act will be imposed on high-cost health plans (“Cadillac plans”) beginning in 2018.  We are currently unable to reduce the benefit levels of our UMWA medical plans to avoid this excise tax because these benefit levels are required by the Coal Industry Retiree Health Benefit Act of 1992.  We have assumed that the cost of the excise tax paid by administrators will be passed through to us in the form of higher premiums or higher claims administration fees, increasing our obligations.  We project that we will have to pay the benefits plan administrator this excise tax beginning in 2018, and our plan obligations at December 31, 2013, include $22.9 million related to this tax ($31.0 million at December 31, 2012).

Cash Flows
Estimated Contributions from the Company to Plan Assets
Based on the funded status and assumptions at December 31, 2013, we expect the Company to contribute $5.0 million in cash to the plans to pay 2014 beneficiary payments for black lung and other plans.  We do not expect to contribute cash to our UMWA plans since we believe these plans have sufficient amounts held in trust to pay for beneficiary payments for 2014.  Our UMWA plans are not covered by ERISA or other funding laws or regulations that require these plans to meet funding ratios.

Estimated Future Benefit Payments from Plan Assets to Beneficiaries
Projected benefit payments of the plans in the next 10 years using assumptions in effect at December 31, 2013, are as follows:

(In millions)	UMWA plans	Black lung and other plans	Total

2014	$31.5	5.0	36.5
2015	31.9	4.7	36.6
2016	31.5	4.4	35.9
2017	31.3	4.1	35.4
2018	32.9	3.8	36.7
2019 through 2023	148.6	15.9	164.5

Retirement Plan Assets

U.S. Plans
The fair value of the Level 3 investments has been estimated using the net asset value per share of the investment.

		December 31, 2013			December 31, 2012
	Fair		%	%		%	%
	Value	Total Fair	Actual	Target	Total Fair	Actual	Target
(In millions, except for percentages)	Level	Value	Allocation	Allocation	Value	Allocation	Allocation

U.S. Pension Plans
Cash, cash equivalents and receivables		$3.8	-	-	3.5	1	-
Equity securities:
U.S. large-cap(a)	1	132.1	16	16	227.3	30	30
U.S. small/mid-cap(a)	1	58.6	7	7	60.8	8	8
International(a)	1	114.4	14	14	94.1	12	12
Emerging markets(b)	1	31.7	4	4	-	-	-
Dynamic asset allocation(c)	1	50.2	6	6	-	-	-
Fixed-income securities:
Long duration(d)	1	190.8	32	32	139.9	24	23
Long duration(d)	2	65.0			39.1
High yield(e)	1	24.5	3	3	61.9	8	8
Emerging markets(f)	1	23.2	3	3	30.4	4	4
Other types of investments:
Hedge fund of funds(g)	2	37.3	5	5	99.3	13	15
Core property(h)	2	40.2	5	5	-	-	-
Structured credit(i)	3	40.0	5	5	-	-	-
Total		$811.8	100	100	756.3	100	100

UMWA Plans
Equity securities:
U.S. large-cap(a)	1	$107.0	38	37	97.2	36	37
U.S. small/mid-cap(a)	1	27.9	10	9	23.7	9	9
International(a)	1	41.8	15	14	39.3	15	14
Fixed-income securities:
High yield(e)	1	24.1	8	8	23.1	9	8
Emerging markets(f)	1	10.9	4	4	11.7	4	4
Multi asset real return(j)	1	29.3	10	13	32.8	12	13
Other types of investments:
Hedge fund of funds(g)	2	29.2	10	10	40.9	15	15
Core property(h)	2	14.2	5	5	-	-	-
Total		$284.4	100	100	268.7	100	100

(a)
These categories include passively managed U.S. large-cap mutual funds and actively managed U.S. small/mid-cap and international mutual funds that track various indices such as the S&P 500 Index, the Russell 2500 Index and the MSCI All Country World Ex-U.S. Index.

(b)
This category represents an actively managed mutual fund that invests primarily in equity securities of emerging market issuers.  Emerging market countries are those countries that are characterized as developing or emerging by any of the World Bank, the United Nations, the International Finance Corporation, or the European Bank for Reconstruction and Development or included in an emerging markets index by a recognized index provider.

(c)
This category represents an actively managed mutual fund that seeks to generate total return over time by selecting investments from among a broad range of asset classes.  The fund’s allocations among asset classes may be adjusted over short periods and can vary from multiple to a single asset class.

(d)
This category represents actively managed mutual funds that seeks to duplicate the risk and return characteristics of a long-term fixed-income securities portfolio with an approximate duration of 10 years and longer by using a long duration bond portfolio, including interest-rate swap agreements and Treasury futures contracts, and zero-coupon securities created by the U.S. Treasury, for the purpose of managing the overall duration of this fund.

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

(g)
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

(h)
This category represents an actively managed mutual fund that seeks both current income and long-term capital appreciation through investing in underlying funds that acquire, manage, and dispose of commercial real estate properties.  These properties are high-quality, low-leveraged, income-generating office, industrial, retail, and multi-family properties, generally fully-leased to creditworthy companies and governmental entities.

(i)
This category represents an actively managed mutual fund that invests primarily in a diversified portfolio comprised primarily of collateralized loan obligations and other structured credit investments backed primarily by bank loans.

(j)
This category represents an actively managed mutual fund that invests primarily in fixed income and equity securities and commodity linked instruments. The category seeks total returns that exceed the rate of inflation over a full market cycle regardless of market conditions.

Assets of our U.S. plans are invested with an objective of maximizing the total return, taking into consideration the liabilities of the plan, and minimizing the risks that could create the need for excessive contributions.  Plan assets are invested primarily using actively managed accounts with asset allocation targets listed in the tables above.  Our policy does not permit the purchase of Brink’s common stock if immediately after any such purchase the aggregate fair market value of the plan assets invested in Brink’s common stock exceeds 10% of the aggregate fair market value of the assets of the plan, except as permitted by an exemption under ERISA.  The plans rebalance their assets on a quarterly basis if actual allocations of assets are outside predetermined ranges.  Among other factors, the performance of asset groups and investment managers will affect the long-term rate of return.

Most of our investments of our U.S. retirement plans can be redeemed daily.  The hedge-fund-of-funds, core-property and structured-credit investments can be redeemed quarterly with 65 days’ notice.  The hedge-fund-of-funds investment had a two-year lockup provision that has expired and we transferred this investment from Level 3 to Level 2 in 2013.  The structured-credit investment was acquired in 2013 and is subject to a two-year lockup provision which will expire in November 2015.  We categorized this investment as Level 3.  Beginning in 2013, a portion of the long-duration securities in our U.S. pension plan no longer have an active trading market in order to obtain quoted prices.  As such, we transferred these investments from Level 1 to Level 2 in 2013.

Non-U.S. Plans
Fair values of investments totaling $167.9 million at December 31, 2013, and $140.1 million at December 31, 2012, of our non-U.S. pension plans have been estimated using quoted prices in active markets and are categorized as Level 1 valuation inputs.  Fair values for investments of our non-U.S. pension plans totaling $154.1 million at December 31, 2013, and $142.9 million at December 31, 2012, have been estimated using the net asset value per share of the investments and are categorized as Level 2 valuation inputs.

	December 31, 2013			December 31, 2012
		%	%		%	%
	Total Fair	Actual	Target	Total Fair	Actual	Target
(In millions, except for percentages)	Value	Allocation	Allocation	Value	Allocation	Allocation

Non-U.S. Pension Plans
Cash and cash equivalents	$5.2	2	-	2.6	1	-
Equity securities:
U.S. equity funds(a)	30.0			25.8
Canadian equity funds(a)	38.3			31.7
European equity funds(a)	8.9			7.4
Asia Pacific equity funds(a)	1.7			1.3
Emerging markets(a)	9.3			4.7
Other non-U.S. equity funds(a)	38.8			37.3
Total equity securities	127.0	39	39	108.2	38	39
Fixed-income securities:
Global credit(b)	37.5			34.3
Canadian fixed-income funds(c)	24.8			20.3
European fixed-income funds(d)	11.0			10.2
High-yield(e)	12.3			10.2
Emerging markets(f)	6.9			5.8
Long-duration(g)	79.4			76.1
Total fixed-income securities	171.9	53	55	156.9	55	56
Other types of investments:
Convertible securities(h)	12.0			10.1
Commodity derivatives(i)	4.7			4.0
Other	1.2			1.2
Total other types of investments	17.9	6	6	15.3	6	5
Total	$322.0	100	100	283.0	100	100

(a)
These categories are comprised of equity index actively and passively managed funds that track various indices such as S&P 500 Composite Total Return Index, Russell 1000 and 2000 Indices, MSCI Europe Ex-UK Index, S&P/TSX Total Return Index, MSCI EAFE Index and others.  Some of these funds use a dynamic asset allocation investment strategy seeking to generate total return over time by selecting investments from among a broad range of asset classes, investing primarily through the use of derivatives.

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

Asset allocation strategies for our non-U.S. plans are designed to accumulate a diversified portfolio among markets and asset classes in order to reduce market risk and increase the likelihood that pension assets are available to pay benefits as they are due.  Assets of non-U.S. pension plans are invested primarily using actively managed accounts.  The weighted-average asset allocation targets are listed in the table above, and reflect limitations on types of investments held and allocations among assets classes, as required by local regulation or market practice of the country where the assets are invested.  Most of the investments of our non-U.S. retirement plans can be redeemed at least monthly, except for a portion of “Other” in the above table, which can be redeemed quarterly.

The UK pension plan investment that was previously classified as Level 3 had a lockup provision that has expired and has therefore been transferred to Level 2 in 2013.

Changes in plan assets measured at fair value using significant unobservable inputs (Level 3) for our retirement plans are as follows:

(In millions)	U.S. Pension Plans	UMWA Plans	Non-U.S. Pension Plans

Balance at December 31, 2011	$96.8	39.9	0.6
Actual return on plan assets:
Relating to assets still held at the reporting date	2.5	1.0	-
Relating to assets sold during the period	-	-	-
Purchases, sales and settlements	-	-	-
Transfers in and/or out of Level 3	-	-	-
Balance at December 31, 2012	99.3	40.9	0.6

Actual return on plan assets:
Relating to assets still held at the reporting date	0.4	-	-
Relating to assets sold during the period	-	-	-
Purchases, sales and settlements	39.6	-	-
Transfers out of Level 3(a)	(99.3)	(40.9)	(0.6)
Balance at December 31, 2013	$40.0	-	-

(a)	Transfers out of Level 3 are deemed to have occurred at the beginning of the year.

Multi-employer Pension Plans
We contribute to multi-employer pension plans in a few of our non-U.S. subsidiaries.  We recognized $0.2 million of multi-employer pension expense for continuing operations in 2013 and $0.3 million in 2012.  We did not recognize any multi-employer pension expense in 2011.

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

(In millions)
Years Ended December 31,	2013	2012	2011

U.S. 401(K)	$2.6	4.6	16.9
Other plans	2.9	2.5	3.9
Total	$5.5	7.1	20.8

Note 4 – Income Taxes

	Years Ended December 31,
(In millions)	2013	2012	2011

Income (loss) from continuing operations before income taxes
U.S.	$(51.8)	(19.6)	(16.0)
Foreign	200.0	178.7	204.3
Income from continuing operations before income taxes	$148.2	159.1	188.3

Provision (benefit) for income taxes from continuing operations
Current tax expense (benefit)
U.S. federal	$0.5	(0.1)	2.9
State	1.5	(0.3)	(0.1)
Foreign	84.6	70.9	91.9
Current tax expense	86.6	70.5	94.7

Deferred tax expense (benefit)
U.S. federal	(20.6)	(29.9)	(21.3)
State	(1.9)	(1.4)	(0.9)
Foreign	(12.1)	(12.1)	(8.5)
Deferred tax benefit	(34.6)	(43.4)	(30.7)
Provision (benefit) for income taxes of continuing operations	$52.0	27.1	64.0

	Years Ended December 31,
(In millions)	2013	2012	2011

Comprehensive provision (benefit) for income taxes allocable to
Continuing operations	$52.0	27.1	64.0
Discontinued operations	4.7	(1.0)	(3.9)
Other comprehensive income (loss)	141.0	9.3	(74.4)
Equity	2.8	2.7	(1.1)
Comprehensive provision (benefit) for income taxes	$200.5	38.1	(15.4)

Rate Reconciliation
The following table reconciles the difference between the actual tax rate on continuing operations and the statutory U.S. federal income tax rate of 35%.

	Years Ended December 31,
(In percentages)	2013	2012	2011

U.S. federal tax rate	35.0%	35.0%	35.0%
Increases (reductions) in taxes due to:
Adjustments to valuation allowances	4.0	1.2	(2.9)
Foreign income taxes	(6.5)	(2.2)	0.3
Medicare subsidy for retirement plans	(1.1)	(14.4)	-
French business tax	3.0	2.7	2.4
Nontaxable acquisition-related (gains) losses	-	-	(0.4)
Taxes on undistributed earnings of foreign affiliates	(0.1)	(2.2)	0.2
State income taxes, net	(0.1)	(0.1)	(0.5)
Change in judgment about uncertain tax positions in Mexico	-	(4.7)	-
Other	0.9	1.7	(0.1)
Actual income tax rate on continuing operations	35.1%	17.0%	34.0%

Components of Deferred Tax Assets and Liabilities

	December 31,
(In millions)	2013	2012

Deferred tax assets
Pension liabilities	$70.0	136.4
Retirement benefits other than pensions	60.7	127.2
Workers’ compensation and other claims	35.1	38.3
Other assets and liabilities	138.6	115.3
Net operating loss carryforwards	26.8	63.5
Alternative minimum and other tax credits(a)	44.7	37.9
Subtotal	375.9	518.6
Valuation allowances	(32.4)	(47.4)
Total deferred tax assets	343.5	471.2

Deferred tax liabilities
Property and equipment, net	9.9	11.2
Other assets and miscellaneous	31.0	37.4
Deferred tax liabilities	40.9	48.6
Net deferred tax asset	$302.6	422.6

Included in:
Current assets	$72.0	59.4
Noncurrent assets	251.7	385.3
Current liabilities, included in accrued liabilities	(3.1)	(3.4)
Noncurrent liabilities	(18.0)	(18.7)
Net deferred tax asset	$302.6	422.6

(a)	U.S. alternative minimum tax credits of $43.8 million have an unlimited carryforward period and the remaining credits of $0.9 million have various carryforward periods.

Valuation Allowances
Valuation allowances relate to deferred tax assets in various federal, state and non-U.S. jurisdictions.  Based on our historical and expected future taxable earnings, and a consideration of available tax-planning strategies, we believe it is more likely than not that we will realize the benefit of the existing deferred tax assets, net of valuation allowances, at December 31, 2013.

	Years Ended December 31,
(In millions)	2013	2012	2011

Valuation allowances:
Beginning of year	$47.4	43.9	45.9
Expiring tax credits	(1.8)	(0.8)	(0.3)
Acquisitions and dispositions	(32.7)	(0.9)	0.3
Changes in judgment about deferred tax assets(a)	(0.2)	(1.0)	(8.2)
Other changes in deferred tax assets, charged to:
Income from continuing operations	6.2	3.4	7.6
Income from discontinued operations	12.5	1.9	-
Other comprehensive income (loss)	-	0.1	-
Foreign currency exchange effects	1.0	0.8	(1.4)
End of year	$32.4	47.4	43.9

(a)
 Changes in judgment about valuation allowances are based on a recognition threshold of “more-likely-than-not.”Amounts are based on beginning-of-year balances of deferred tax assets that could potentially be realized in future years.   Amounts are recognized in income from continuing operations.

Undistributed Foreign Earnings
As of December 31, 2013, we have not recorded U.S. federal deferred income taxes on approximately $259 million of undistributed earnings of foreign subsidiaries and equity affiliates.  It is expected that these earnings will be permanently reinvested in operations outside the U.S.  It is not practical to compute the estimated deferred tax liability on these earnings.

Net Operating Losses
The gross amount of the net operating loss carryforwards as of December 31, 2013, was $214.5 million.  The tax benefit of net operating loss carryforwards, before valuation allowances, as of December 31, 2013, was $26.8 million, and expires as follows:

(In millions)	Federal	State	Foreign	Total

Years of expiration
2014-2018	$-	0.3	3.9	4.2
2019-2023	-	0.2	5.3	5.5
2024 and thereafter	-	10.3	0.4	10.7
No expiration	-	-	6.4	6.4
	$-	10.8	16.0	26.8

Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
(In millions)	2013	2012	2011

Uncertain tax positions:
Beginning of year	$11.8	17.2	19.4
Increases related to prior-year tax positions	0.1	1.4	0.8
Decreases related to prior-year tax positions	-	(6.9)	(1.6)
Increases related to current-year tax positions	2.3	1.6	1.3
Settlements	(0.7)	(0.7)	-
Effect of the expiration of statutes of limitation	(3.4)	(1.2)	(1.2)
Increases (decreases) related to business combinations and dispositions	-	-	(0.7)
Foreign currency exchange effects	0.7	0.4	(0.8)
End of year	$10.8	11.8	17.2

Included in the balance of unrecognized tax benefits at December 31, 2013, are potential benefits of approximately $9.7 million that, if recognized, will reduce the effective tax rate on income from continuing operations.

We recognize accrued interest and penalties related to unrecognized tax benefits in provision (benefit) for income taxes. Interest and penalties included in provision (benefit) for income taxes amounted to ($1.1) million in 2013, ($2.1) million in 2012, and $1.2 million in 2011. We had accrued penalties and interest of $2.1 million at December 31, 2013, and $3.7 million at December 31, 2012.

We file income tax returns in the U.S. federal and various state and foreign jurisdictions. With a few exceptions, as of December 31, 2013, we were no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010. Additionally, due to statute of limitations expirations and audit settlements, it is reasonably possible that approximately $1.7 million of currently remaining unrecognized tax positions may be recognized by the end of 2014.

Note 5 – Property and Equipment

The following table presents our property and equipment that is classified as held and used:

	December 31,
(In millions)	2013	2012

Land	$68.0	70.8
Buildings	258.0	247.6
Leasehold improvements	215.6	217.5
Vehicles	438.0	433.6
Capitalized software(a)	184.6	168.2
Other machinery and equipment	692.5	682.3
	1,856.7	1,820.0
Accumulated depreciation and amortization	(1,098.0)	(1,026.2)
Property and equipment, net	$758.7	793.8

(a)	Amortization of capitalized software costs included in continuing operations was $17.9 million in 2013, $15.4 million in 2012 and $13.2 million in 2011.

Note 6 – Acquisitions

We account for acquisitions as business combinations using the acquisition method.  Under the acquisition method of accounting, assets acquired and liabilities assumed from these operations are recorded at fair value on the date of acquisition.  The consolidated statements of income include the results of operations for each acquired entity from the date of acquisition.

We acquired 100% of the capital stock of Brazil-based Rede Transacoes Eletronicas Ltda. (Rede Trel) on January 31, 2013.  The purchase price was $27.7 million. On the acquisition date, Rede Trel had $10 million of cash and cash equivalents that it uses as working capital, resulting in a net cash outflow in our consolidated statement of cash flows of $16 million related to the acquisition.  Rede Trel distributes electronic prepaid products, including mobile phone airtime, via a network of approximately 20,000 retail locations across Brazil.  Rede Trel’s strong distribution network supplements Brink’s existing payments business, ePago, which has operations in Brazil, Mexico, Colombia and Panama.

We estimated fair values for the assets purchased and liabilities assumed as of the date of the acquisition. This valuation required management to make significant estimates and assumptions. We have completed the valuation work required to allocate the purchase price and our final estimates of the acquisition-date fair values of Rede Trel assets and liabilities are shown in the following table.

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

(a)
Intangible assets are primarily comprised of agent relationships and contractual agreements with the major Brazilian telecommunications companies.   As of the acquisition date, the weighted-average amortization period for these intangible assets was 10.9 years.

(b)
Consists of intangible assets that do not qualify for separate recognition, combined with synergies expected from integrating Rede Trel's distribution network into our existing ePago business.  All of the goodwill has been assigned to the Latin America reporting unit and is expected to be deductible for tax purposes.

Note 7 – Goodwill and Other Intangible Assets

Goodwill and other intangible assets resulted from acquiring businesses.  The following table summarizes our other intangible assets:

	December 31, 2013			December 31, 2012
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Customer relationships:
Latin America	$23.8	(12.6)	11.2	$27.1	(11.6)	15.5
EMEA	28.7	(24.7)	4.0	31.9	(27.3)	4.6
North America	3.0	(3.0)	-	12.9	(5.4)	7.5
Asia Pacific	13.6	(3.2)	10.4	17.1	(3.3)	13.8
Indefinite-lived trade names:
Latin America	11.5	-	11.5	11.7	-	11.7
EMEA	0.3	-	0.3	0.3	-	0.3
Asia Pacific	-	-	-	1.0	-	1.0
Finite-lived trade names:
Latin America	1.7	(1.3)	0.4	1.4	(1.4)	-
EMEA	-	-	-	0.1	(0.1)	-
North America	-	-	-	1.7	(0.1)	1.6
Asia Pacific	-	-	-	0.5	(0.5)	-
Other contract-related assets:
Latin America	9.3	(0.8)	8.5	-	-	-
Other:
Latin America	0.8	(0.8)	-	1.0	(1.0)	-
EMEA	1.2	(1.2)	-	1.4	(1.3)	0.1
Asia Pacific	0.9	(0.9)	-	1.0	(1.0)	-
Total	$94.8	(48.5)	46.3	$109.1	(53.0)	56.1

The changes in the carrying amount of goodwill and other intangible assets by operating segment for the years ended December 31, 2013 and 2012 are as follows:

	December 31, 2013
	Beginning	Acquisitions/	Amortization			Ending
(In millions)	Balance	Dispositions	Expense(a)	Adjustments	Currency	Balance

Goodwill:
Latin America	$43.6	14.0	-	-	(7.6)	50.0
EMEA	142.1	1.8	-	-	4.1	148.0
North America	20.5	(2.4)	-	-	(0.9)	17.2
Asia Pacific	37.6	(9.4)	-	-	(3.2)	25.0
Total goodwill	243.8	4.0	-	-	(7.6)	240.2

Other intangibles:
Customer relationships
Latin America	15.5	-	(2.7)	-	(1.6)	11.2
EMEA	4.6	0.8	(1.6)	-	0.2	4.0
North America	7.5	(5.9)	(1.3)	-	(0.3)	-
Asia Pacific	13.8	(1.0)	(1.0)	-	(1.4)	10.4
Indefinite-lived trade names
Latin America	11.7	-	-	-	(0.2)	11.5
EMEA	0.3	-	-	-	-	0.3
Asia Pacific	1.0	-	-	(0.9)	(0.1)	-
Finite-lived trade names
Latin America	-	0.7	(0.1)	-	(0.2)	0.4
North America	1.6	(1.4)	(0.1)	-	(0.1)	-
Other contract-related assets
Latin America	-	11.1	(0.9)	-	(1.7)	8.5
Other
EMEA	0.1	-	(0.1)	-	-	-
Total other intangibles	$56.1	4.3	(7.8)	(0.9)	(5.4)	46.3

(a)	Includes amortization expense of $1.3 million in 2013 that has been reclassified to discontinued operations.

	December 31, 2012
	Beginning	Acquisitions/	Amortization			Ending
(In millions)	Balance	Dispositions	Expense(a)	Adjustments	Currency	Balance

Goodwill:
Latin America	$46.7	0.2	-	-	(3.3)	43.6
EMEA	126.0	15.1	-	(2.1)	3.1	142.1
North America	20.1	-	-	-	0.4	20.5
Asia Pacific	38.6	-	-	-	(1.0)	37.6
Total goodwill	231.4	15.3	-	(2.1)	(0.8)	243.8

Other intangibles:
Customer relationships
Latin America	18.5	1.3	(3.0)	-	(1.3)	15.5
EMEA	6.4	1.0	(2.7)	-	(0.1)	4.6
North America	8.9	-	(1.6)	-	0.2	7.5
Asia Pacific	15.3	-	(1.1)	-	(0.4)	13.8
Indefinite-lived trade names
Latin America	10.8	-	-	-	0.9	11.7
EMEA	0.3	-	-	-	-	0.3
Asia Pacific	1.0	-	-	-	-	1.0
Finite-lived trade names
Latin America	0.1	-	-	-	(0.1)	-
North America	1.6	-	(0.1)	-	0.1	1.6
Asia Pacific	0.1	-	(0.1)	-	-	-
Other
Latin America	0.2	-	(0.2)	-	-	-
EMEA	0.4	(0.1)	(0.1)	-	(0.1)	0.1
Asia Pacific	0.2	-	(0.2)	-	-	-
Total other intangibles	$63.8	2.2	(9.1)	-	(0.8)	56.1

(a)	Includes amortization expense of $1.9 million in 2012 that has been reclassified to discontinued operations.

Our estimated aggregate amortization expense for finite-lived intangibles recorded at December 31, 2013, for the next five years is as follows:

(In millions)	2014	2015	2016	2017	2018

Amortization expense	$5.3	4.7	4.1	3.5	3.0

Note 8 – Other Assets

	December 31,
(In millions)	2013	2012

Prepaid pension assets	$28.6	21.9
Equity method investment in unconsolidated entities	15.8	15.6
Available-for-sale securities	4.5	5.3
Other	49.5	36.6
Other assets	$98.4	79.4

Note 9– Accumulated Other Comprehensive Income (Loss)

The following tables provide the components of other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive income (loss) into earnings for 2013, 2012 and 2011:

	Amounts Arising During		Amounts Reclassified to
	the Current Period		Net Income (Loss)
					Total Other
		Income		Income	Comprehensive
(In millions)	Pretax	Tax	Pretax	Tax	Income (Loss)

2013

Amounts attributable to Brink's:
Benefit plan adjustments	$251.9	(114.1)	76.4	(27.1)	187.1
Foreign currency translation adjustments	(30.9)	-	(0.5)	0.1	(31.3)
Unrealized gains (losses) on available-for-sale securities	(0.3)	0.1	0.4	(0.2)	-
Gains (losses) on cash flow hedges	2.9	-	(2.3)	-	0.6
	223.6	(114.0)	74.0	(27.2)	156.4

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	(0.9)	0.3	0.3	(0.1)	(0.4)
Foreign currency translation adjustments	(1.4)	-	-	-	(1.4)
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-
Gains (losses) on cash flow hedges	-	-	-	-	-
	(2.3)	0.3	0.3	(0.1)	(1.8)

Total
Benefit plan adjustments(a)	251.0	(113.8)	76.7	(27.2)	186.7
Foreign currency translation adjustments(b)	(32.3)	-	(0.5)	0.1	(32.7)
Unrealized gains (losses) on available-for-sale securities(c)	(0.3)	0.1	0.4	(0.2)	-
Gains (losses) on cash flow hedges(d)	2.9	-	(2.3)	-	0.6
	$221.3	(113.7)	74.3	(27.3)	154.6

2012

Amounts attributable to Brink's:
Benefit plan adjustments	$(53.4)	17.3	78.3	(27.2)	15.0
Foreign currency translation adjustments	1.0	(0.2)	-	-	0.8
Unrealized gains (losses) on available-for-sale securities	0.8	(0.2)	(2.9)	1.0	(1.3)
	(51.6)	16.9	75.4	(26.2)	14.5

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	(2.9)	-	-	-	(2.9)
Foreign currency translation adjustments	2.4	-	-	-	2.4
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-
	(0.5)	-	-	-	(0.5)

Total
Benefit plan adjustments(a)	(56.3)	17.3	78.3	(27.2)	12.1
Foreign currency translation adjustments	3.4	(0.2)	-	-	3.2
Unrealized gains (losses) on available-for-sale securities(c)	0.8	(0.2)	(2.9)	1.0	(1.3)
	$(52.1)	16.9	75.4	(26.2)	14.0

	Amounts Arising During		Amounts Reclassified to
	the Current Period		Net Income (Loss)
					Total Other
		Income		Income	Comprehensive
(In millions)	Pretax	Tax	Pretax	Tax	Income (Loss)

2011

Amounts attributable to Brink's:
Benefit plan adjustments	$(253.2)	89.4	52.0	(17.6)	(129.4)
Foreign currency translation adjustments	(48.4)	1.7	-	-	(46.7)
Unrealized gains (losses) on available-for-sale securities	2.0	-	(4.4)	0.9	(1.5)
	(299.6)	91.1	47.6	(16.7)	(177.6)

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	-	-	-	-	-
Foreign currency translation adjustments	(2.1)	-	-	-	(2.1)
Unrealized gains (losses) on available-for-sale securities	0.1	-	-	-	0.1
	(2.0)	-	-	-	(2.0)

Total
Benefit plan adjustments(a)	(253.2)	89.4	52.0	(17.6)	(129.4)
Foreign currency translation adjustments	(50.5)	1.7	-	-	(48.8)
Unrealized gains (losses) on available-for-sale securities(c)	2.1	-	(4.4)	0.9	(1.4)
	$(301.6)	91.1	47.6	(16.7)	(179.6)

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

	December 31,
(In millions)	2013	2012	2011

Total net periodic retirement benefit cost included in:
Cost of revenues	$66.8	64.7	41.4
Selling, general and administrative expenses	17.5	19.8	8.2

(b)
Pretax foreign currency translation adjustments reclassified to the income statement in 2013 relate to the sale of ICD Limited and its affiliates, as well as CIT operations in Hungary, and Poland.  The amounts are included in loss from discontinued operations in the income statement.

(c)
Gains and losses on sales of available-for-sale securities are reclassified from accumulated other comprehensive loss to the income statement when the gains or losses are realized.  Pretax amounts are classified in the income statement as interest and other income (expense).

(d)	Pretax gains and losses on cash flow hedges are classified in the income statement as
•	other operating income (expense) ($3.3 million gains in 2013)
•	interest and other income (expense) ($1.0 million losses in 2013)

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Gains (Losses) on Cash Flow Hedges	Total
(In millions)
Balance as of December 31,2010	$(550.7)	(64.0)	4.4	-	(610.3)
Other comprehensive income (loss) before reclassifications	(163.8)	(46.7)	2.0	-	(208.5)
Amounts reclassified from accumulated other comprehensive loss	34.4	-	(3.5)	-	30.9
Balance as of December 31, 2011	(680.1)	(110.7)	2.9	-	(787.9)
Other comprehensive income (loss) before reclassifications	(36.1)	0.8	0.6	-	(34.7)
Amounts reclassified from accumulated other comprehensive loss	51.1	-	(1.9)	-	49.2
Balance as of December 31, 2012	(665.1)	(109.9)	1.6	-	(773.4)
Other comprehensive income (loss) before reclassifications	137.8	(30.9)	(0.2)	2.9	109.6
Amounts reclassified from accumulated other comprehensive loss	49.3	(0.4)	0.2	(2.3)	46.8
Other comprehensive income (loss) attributable to Brink's	187.1	(31.3)	-	0.6	156.4
Acquisitions of noncontrolling interests	-	(0.3)	-	-	(0.3)
Balance as of December 31, 2013	$(478.0)	(141.5)	1.6	0.6	(617.3)

Note 10 – Fair Value of Financial Instruments

Investments in Available-for-sale Securities
We have investments in mutual funds designated as available-for-sale securities that are carried at fair value in the financial statements.  For these investments, fair value was estimated based on quoted prices categorized as a Level 1 valuation.

Fixed-Rate Debt
The fair value and carrying value of our fixed-rate debt are as follows:

	December 31,
(In millions)	2013	2012

DTA bonds
Carrying value	$43.2	43.2
Fair value	42.8	43.4

Unsecured notes issued in a private placement
Carrying value	100.0	100.0
Fair value	105.8	110.5

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

There were no transfers in or out of any of the levels of the valuation hierarchy in 2013.

Other Financial Instruments
Other financial instruments include cash and cash equivalents, short-term fixed rate deposits, accounts receivable, floating rate debt, accounts payable and accrued liabilities.  The financial statement carrying amounts of these items approximate the fair value.

We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  Our short term contracts have a weighted average maturity of approximately one month.  In 2013, we additionally entered into a cross-currency swap to hedge against the change in value of a long-term intercompany loan denominated in a currency other than the lending subsidiary’s functional currency.  The fair values of these currency contracts, including the cross-currency swap, are determined using Level 2 valuation techniques and are based on the present value of net future cash payments and receipts.  Accordingly, the fair values will fluctuate based on changes in market interest rates and the respective foreign currency to U.S. dollar exchange rate.  The fair values of our outstanding short-term foreign currency contracts at December 31, 2013, were not significant.  At December 31, 2013, the fair value of the cross-currency swap was a net asset of $3.7 million.  There were no transfers in or out of any of the levels of the valuation hierarchy in 2013.

Note 11 – Accrued Liabilities

	December 31,
(In millions)	2013	2012

Payroll and other employee liabilities	$172.8	168.9
Taxes, except income taxes	110.5	109.8
Cash held by Cash Management Services operations(a)	31.3	44.0
Workers’ compensation and other claims	24.3	24.4
Retirement benefits (see note 3)	10.3	13.4
Income taxes payable	14.5	16.1
Other	143.8	139.9
Accrued liabilities	$507.5	516.5

(a)
Title to cash received and processed in certain of our secure Cash Management Services operations transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we record a liability while the cash is in our possession.

Note 12 – Other Liabilities

	December 31,
(In millions)	2013	2012

Workers’ compensation and other claims	$42.1	44.2
Post-employment benefits	42.0	40.2
Asset retirement and remediation obligations	18.9	17.9
Employee-related liabilities	14.0	17.1
Noncurrent tax liabilities	10.2	11.6
Other	43.4	46.4
Other liabilities	$170.6	177.4

Note 13 – Long-Term Debt

	December 31,
(In millions)	2013	2012

Bank credit facilities:
Revolving Facility (year-end weighted average interest
rate of 1.6% in 2013 and 1.5% in 2012)	$120.6	107.2
Private Placement Notes (Series A interest rate of 4.6%, Series B interest
rate of 5.2%), due 2021	100.0	100.0
Other non-U.S. dollar-denominated facilities (year-end weighted
average interest rate of 5.7% in 2013 and 7.7% in 2012)	14.9	20.9
Dominion Terminal Associates 6.0% bonds, due 2033	43.2	43.2
Capital leases (average rates: 3.7% in 2013 and 4.2% in 2012)	76.4	91.3
Total long-term debt	$355.1	362.6

Included in:
Current liabilities	$24.6	27.0
Noncurrent liabilities	330.5	335.6
Total long-term debt	$355.1	362.6

We have a $480 million unsecured revolving bank credit facility (the “Revolving Facility”) that matures in January 2017.  The Revolving Facility’s interest rate is based on LIBOR plus a margin, alternate base rate plus a margin, or competitive bid.  The Revolving Facility allows us to borrow or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of December 31, 2013, $359 million was available under the Revolving Facility.  Amounts outstanding under the Revolving Facility as of December 31, 2013, were denominated primarily in U.S. dollars and to a lesser extent in euros.

The margin on LIBOR borrowings under the Revolving Facility, which can range from 0.9% to 1.575% depending on our credit rating, was 1.40% at December 31, 2013.  The margin on alternate base rate borrowings under the Revolving Facility can range from 0.0% to 0.575%.  We also pay an annual facility fee on the Revolving Facility based on our credit rating.  The facility fee can range from 0.10% to 0.30 % and was 0.225% at December 31, 2013.

We have $100 million in unsecured notes through a private placement debt transaction (the “Notes”).  The Notes comprise $50 million in series A notes with a fixed interest rate of 4.57% and $50 million in series B notes with a fixed interest rate of 5.20%.  The Notes are due in January 2021 with principal payments under the series A notes to begin in January 2015.

We have three unsecured multi-currency revolving bank credit facilities with a total of $73 million in available credit, of which approximately $46 million was available at December 31, 2013.  A $20 million facility expires in May 2014, a $30 million facility expires in October 2014, and a $23 million facility expires in December 2015.  Interest on these facilities is based on LIBOR plus a margin.  The margin ranges from 0.9% to 2.125%.  We also have the ability to borrow from other banks, at the banks’ discretion, under short-term uncommitted agreements.  Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

We have a $24 million unsecured committed credit facility that expires in April 2014.  Interest on this facility is based on LIBOR plus a margin, which ranges from 1.20% to 1.575%.  As of December 31, 2013, $14 million was available under the facility.

We have three unsecured letter of credit facilities totaling $179 million, of which approximately $70 million was available at December 31, 2013.  A $54 million facility expires in December 2016, an $85 million facility expires in June 2015, and a $40 million facility expires in December 2015.  The Revolving Facility and the multi-currency revolving credit facilities are also used for issuance of letters of credit and bank guarantees.

Minimum repayments of long-term debt are as follows:

(In millions)	Capital leases	Other long-term debt	Total

2014	$20.5	4.1	24.6
2015	20.7	13.7	34.4
2016	13.7	9.1	22.8
2017	10.4	129.7	140.1
2018	6.4	7.1	13.5
Later years	4.7	115.0	119.7
Total	$76.4	278.7	355.1

The Revolving Facility, the Notes, the unsecured multi-currency revolving bank credit facilities, the unsecured committed credit facility and the letter of credit facilities contain subsidiary guarantees and various financial and other covenants.  The financial covenants, among other things, limit our total indebtedness, limit priority debt, limit asset sales, limit the use of proceeds from asset sales and provide for minimum coverage of interest costs.  The credit agreements do not provide for the acceleration of payments should our credit rating be reduced.  If we were not to comply with the terms of our various credit agreements, the repayment terms could be accelerated and the commitments could be withdrawn.  An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  We were in compliance with all financial covenants at December 31, 2013.

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

At December 31, 2013, we had undrawn letters of credit and guarantees totaling $137.0 million, including $109.0 million issued under the letter of credit facilities, $21.0 million issued under the multi-currency revolving bank credit facilities, and $7.1 million issued under other credit facilities.  These letters of credit primarily support our obligations under various self-insurance programs and credit facilities.

Capital Leases
Property and equipment acquired under capital leases are included in property and equipment as follows:

	December 31,
(In millions)	2013	2012

Asset class:
Buildings	$2.6	4.9
Vehicles	103.7	108.2
Machinery and equipment	31.8	36.5
	138.1	149.6
Less: accumulated amortization	(57.6)	(47.4)
Total	$80.5	102.2

Note 14 – Accounts Receivable

	December 31,
(In millions)	2013	2012

Trade	$595.2	590.7
Other	35.2	30.8
Total accounts receivable	630.4	621.5
Allowance for doubtful accounts	(8.2)	(9.2)
Accounts receivable, net	$622.2	612.3

	Years Ended December 31,
(In millions)	2013	2012	2011

Allowance for doubtful accounts:
Beginning of year	$9.2	8.9	7.2
Provision for uncollectible accounts receivable:
Continuing operations	4.1	1.7	3.0
Discontinued operations	0.1	1.0	1.0
Write offs less recoveries	(3.9)	(1.0)	(1.4)
Foreign currency exchange effects	(1.3)	(1.4)	(0.9)
End of year	$8.2	9.2	8.9

Note 15 – Operating Leases

We lease facilities, vehicles, computers and other equipment under long-term operating and capital leases with varying terms.  Most of the operating leases contain renewal and/or purchase options.  We expect that in the normal course of business, the majority of operating leases will be renewed or replaced by other leases.

As of December 31, 2013, future minimum lease payments under noncancellable operating leases with initial or remaining lease terms in excess of one year are included below.

(In millions)	Facilities	Vehicles	Other	Total

2014	$55.0	13.4	13.1	81.5
2015	42.3	8.2	14.8	65.3
2016	29.8	3.3	15.6	48.7
2017	21.4	0.5	0.1	22.0
2018	15.7	0.2	-	15.9
Later years	43.0	-	-	43.0
	$207.2	25.6	43.6	276.4

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

Net rent expense included in continuing operations amounted to $106.8 million in 2013, $97.1 million in 2012 and $101.2 million in 2011.

Note 16 – Share-Based Compensation Plans

We have share-based compensation plans to retain employees and nonemployee directors and to more closely align their interests with those of our shareholders.

Non-Vested Shares and Stock Options
The 2005 Equity Incentive Plan (the “2005 Plan”) and the 2013 Equity Incentive Plan (the “2013 Plan”) permit grants of restricted stock, restricted stock units, performance stock, performance units, stock appreciation rights, stock options, as well as other share-based awards to eligible employees.  The 2013 Plan also permits cash awards to eligible employees.  The 2005 Plan was replaced by the 2013 Equity Incentive Plan effective in February 2013.  No further grants of awards will be made under the 2005 Plan.

Directors are eligible for share-based awards through the Non-Employee Directors’ Equity Plan (the “Directors’ Plan”).  To date, we have granted only deferred stock units under the Directors’ Plan.  There are also outstanding stock options granted to directors under a prior plan, the Non-Employee Directors’ Stock Option Plan (the “Prior Directors’ Plan”).

There are 3.5 million shares underlying share-based plans that are authorized, but not yet granted.  Outstanding awards at December 31, 2013 include performance share units (“PSUs”), market share units (“MSUs”), restricted stock units (“RSUs”), deferred stock units (“DSUs”) and stock options.

General Terms
PSUs granted in 2013 reward the achievement of pre-established financial goals over the performance period (April 1, 2013, through December 31, 2015) and will be paid out in shares of Brink’s common stock.   Threshold, target and maximum levels of the financial goal performance were established, which correspond to payouts between 0% and 200% of target.  In addition, the number of shares issued are subject to a +/- 25% multiplier that will be applied to the payout based on Brink’s total shareholder return (“TSR”) relative to companies in the S&P 500 index.  TSR at or above the 75th percentile will result in the application of a +25% multiplier to PSU payouts while TSR at or below the 25th percentile will result in the application of a -25% multiplier to PSU payouts. There is no multiplier applied to PSU payouts if TSR performance is between the 25th and 75th percentile.

MSUs granted in 2013 will be paid out in shares of Brink’s common stock at the end of the performance period (April 1, 2013, through December 31, 2015) at a rate of 0 to 150% of a target number of shares awarded.  The multiplier is calculated as the ratio of the price of Brink’s stock at the end of the performance period divided by the price of Brink’s stock at the beginning of the performance period.  If the price of Brink’s common stock at the end of the performance period is less than 50% of the initial price, no payout for MSUs will occur.

RSUs granted will be paid out in shares of Brink’s common stock when they vest, generally ratably in three equal annual installments.

Stock options (none granted in 2013) were granted at a price not less than the average quoted market price on the date of grant.  Options granted to employees have a maximum term of six years and options granted to directors have a maximum term of ten years.

Expense recognition
Compensation expense related to share-based awards granted to employees is recognized from the grant date to the earlier of the retirement eligible date or the stated vesting date.  Compensation expense related to deferred stock units granted to directors is recognized in its entirety at the grant date.  Compensation expense is classified as selling, general and administrative expenses in the consolidated statements of income.

Method and Assumptions Used to Estimate Fair Value
The fair value of RSUs and DSUs was measured at the date of grant based on the price of Brink’s common stock, adjusted for a discount on units that do not receive or accrue dividends.

The fair value of PSUs and MSUs was estimated using a Monte-Carlo simulation with the following estimated weighted-average assumptions:

Assumptions Used to Estimate Fair Value of 2013 Grants of PSUs and MSUs	PSUs	MSUs

Number of target shares, in thousands	210	96

Assumptions used to estimate fair value
Beginning average price of Brink’s common stock(a)	$27.59	27.59
Expected dividend yield for the TSR provision of PSU awards(b)	0%	n/a
Expected dividend yield for PSUs and MSUs(c)	0%	0%
Expected volatility(d)	39%	39%
Risk-free interest rate	0.3%	0.3%
Expected term in years(e)	2.7	2.7

Weighted-average fair value estimates at grant date(f):
In millions	$5.5	2.5
Fair value per share	$26.22	26.42

(a)	The beginning average price of Brink’s common stock was based on the 20-day trading average price from March 4, 2013 to April 1, 2013.
(b)
The expected dividend yield for the TSR provision of the PSU awards assumes that dividends are reinvested.  The stock price projection assumes a 0% dividend yield, which is equivalent to reinvesting dividends over the performance period.

(c)	The expected yield is 0% because neither the PSUs nor the MSUs are entitled to dividends during the performance period.
(d)	The expected volatility was estimated after reviewing the historical volatility of our stock using daily close prices.
(e)	The expected term of the awards was based on the performance measurement period ending December 31, 2015.
(f)
For PSUs, the grant date fair value is based on the target level of the award.  Total compensation cost of the PSUs recognized is subject to adjustment based on the actual level of achievement of the underlying financial goal.

The fair value of stock options was estimated at the time of grant using the Black-Scholes option-pricing model.  For those awards subject to a ratable vesting schedule, fair value was measured for each separately vesting portion of the award as if the award were comprised of three separate individual awards.  The fair value of options granted during 2012 and 2011 was calculated using the following estimated weighted-average assumptions:

Assumptions Used to Estimate Fair Value of Grants of Stock Options	2012			2011

Number of shares underlying options, in thousands			396			290
Weighted-average exercise price per share			$22.55			31.47

Assumptions used to estimate fair value
Expected dividend yield(a):
Weighted-average			1.8%			1.3%
Expected volatility(b):
Weighted-average			40%			36%
Range	39%	–	40%	36%	–	37%
Risk-free interest rate:
Weighted-average			0.6%			1.2%
Range	0.4%	–	0.9%	0.5%	–	1.9%
Expected term in years(c):
Weighted-average			4.3			3.8
Range	3.3	–	5.3	1.9	–	5.3

Weighted-average fair value estimates at grant date:
In millions			$2.5			2.4
Fair value per share			$6.32			8.17

(a)	The expected dividend yield is the calculated yield on Brink’s common stock at the time of the grant.
(b)	The expected volatility was estimated after reviewing the historical volatility of our stock using daily close prices.
(c)	The expected term of the options was based on historical option exercise, expiration and post-vesting cancellation behaviors.

As of December 31, 2013, total unrecognized compensation cost related to previously granted awards expected to be recognized are as follows:
•	$4.4 million associated with RSUs over a weighted average period of 1.7 years,
•	$3.8 million associated with PSUs over a weighted average period of 1.8 years,
•	$0.8 million associated with MSUs over a weighted average period of 0.4 years,
•	$0.3 million associated with options over a weighted average period of 1.1 years.

The following tables below summarize the activity in all plans for PSUs, MSUs, RSUs and DSUs.

Nonvested Share Activity - MSUs and PSUs
	Number of shares			Weighted-Average
				Grant-Date
(in thousands of shares, except for per share amounts)	PSUs	MSUs	Total	Fair Value

Balance as of December 31, 2012	-	-	-	$-
Granted	210.4	96.2	306.6	26.28
Cancelled awards	(11.1)	-	(11.1)	26.22
Balance as of December 31, 2013	199.3	96.2	295.5	$26.28

Nonvested Share Activity - RSUs and DSUs
	Number of shares			Weighted-Average
				Grant-Date
(in thousands of shares, except for per share amounts)	RSUs	DSUs	Total	Fair Value

Balance as of December 31, 2010	299.5	29.1	328.6	$22.84
Granted	143.7	15.8	159.5	30.43
Cancelled awards	(16.5)	-	(16.5)	23.65
Vested	(127.1)	(29.1)	(156.2)	24.13
Balance as of December 31, 2011	299.6	15.8	315.4	25.99
Granted	321.0	23.0	344.0	22.21
Cancelled awards	(21.3)	-	(21.3)	24.53
Vested	(191.4)	(15.8)	(207.2)	25.68
Balance as of December 31, 2012	407.9	23.0	430.9	23.19
Granted	206.6	19.2	225.8	26.22
Cancelled awards	(66.9)	-	(66.9)	24.16
Vested	(151.2)	(23.0)	(174.2)	23.19
Balance as of December 31, 2013	396.4	19.2	415.6	$24.68

Option Activity
The table below summarizes the activity in all plans for options of our common stock.

			Weighted-Average	Aggregate
	Shares	Weighted- Average	Remaining Contractual	Intrinsic Value
	(in thousands)	Exercise Price Per Share	Term (in years)	(in millions)

Outstanding at December 31, 2010	3,355	29.10
Granted	290	31.47
Exercised	(562)	20.66
Forfeited or expired	(116)	29.47

Outstanding at December 31, 2011	2,967	30.92
Granted	396	22.55
Exercised	(71)	19.04
Forfeited or expired	(680)	29.92

Outstanding at December 31, 2012	2,612	30.23
Granted	-	-
Exercised	(302)	22.30
Forfeited or expired	(835)	34.25
Outstanding at December 31, 2013
	1,475	$29.58	2.3	$7.2

Of the above, as of December 31, 2013:
Exercisable	1,154	$30.92	1.7	$4.2
Expected to vest in future periods(a)	314	$24.81	4.3	$2.9

(a)	The number of options expected to vest takes into account an estimate of expected forfeitures.

The intrinsic value of a stock option is the difference between the market price of the shares underlying the option and the exercise price of the option.  The market price at December 31, 2013, was $34.14 per share.  The total intrinsic value of options exercised was $2.0 million ($6.74 per share) in 2013, $0.6 million ($8.07 per share) in 2012, and $5.6 million ($9.99 per share) in 2011.  The total grant-date fair value of options that vested during 2013 was $1.8 million, during 2012 was $1.8 million and during 2011 was $3.2 million.

There were 1.2 million shares of exercisable options with a weighted-average exercise price of $30.92 per share at December 31, 2013.  There were 2.0 million shares of exercisable options with a weighted-average exercise price of $32.15 per share at December 31, 2012, and 2.4 million shares of exercisable options with a weighted-average exercise price of $32.03 per share at December 31, 2011.

Other Share-Based Compensation
We have a deferred compensation plan that allows participants to defer a portion of their compensation into common stock units.  Units may be redeemed by employees for an equal number of shares of Brink’s common stock.  Employee accounts held 222,227 units at December 31, 2013, and 421,846 units at December 31, 2012.

We have a stock accumulation plan for our non-employee directors denominated in Brink’s common stock units.  Directors’ accounts held 72,541 units at December 31, 2013, and 64,670 units at December 31, 2012.

Note 17 – Capital Stock

Common Stock
At December 31, 2013, we had 100 million shares of common stock authorized and 48.4 million shares issued and outstanding.

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

Dividends
We paid regular quarterly dividends on our common stock during the last three years.  On January 16, 2014, the board declared a regular quarterly dividend of 10 cents per share payable on March 3, 2014.  The payment of future dividends is at the discretion of the board of directors and is dependent on our future earnings, financial condition, shareholder equity levels, cash flow, business requirements and other factors.

Shelf Registration of Common Stock
On February 28, 2012, we filed a shelf registration statement under Form S-3ASR with the SEC for $150 million of our common stock.  At December 31, 2013, $141.5 million remains available under this shelf registration.

Preferred Stock
At December 31, 2013, we had the authority to issue up to 2.0 million shares of preferred stock with a par value of $10 per share.

Shares Used to Calculate Earnings per Share
	Years Ended December 31,
(In millions)	2013	2012	2011

Weighted-average shares

Basic(a)	48.7	48.4	47.8
Effect of dilutive stock awards	0.3	0.2	0.3
Diluted(a)	49.0	48.6	48.1

Antidilutive stock awards excluded from denominator	1.3	2.4	2.3

(a)
We have deferred compensation plans for directors and certain of our employees.  Amounts owed to participants are denominated in common stock units.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average units credited to employees and directors under the deferred compensation plans.  Additionally, non-participating restricted stock units are also included in the computation of basic weighted average shares when the requisite service period has been completed.  Accordingly, basic and diluted shares include weighted-average units of 0.6 million in 2013, 0.9 million in 2012 and 1.1 million in 2011.

Note 18 – Loss from Discontinued Operations

	Years Ended December 31,
(In millions)	2013	2012	2011

Loss from operations(a)(b)	$(26.0)	(22.5)	(21.8)
Gain (loss) on sales(a)	16.3	(0.3)	-
Settlement loss related to Belgium bankruptcy	-	-	(10.1)
Adjustments to contingencies of former operations(c):
Workers’ compensation	(1.7)	(0.2)	(1.4)
Gain from Federal Black Lung Excise Tax refunds	-	-	4.2
Other	1.0	(0.3)	(0.6)
Loss from discontinued operations before income taxes	(10.4)	(23.3)	(29.7)
Provision (benefit) for income taxes	4.7	(1.0)	(3.9)
Loss from discontinued operations, net of tax	$(15.1)	(22.3)	(25.8)

(a)
Discontinued operations include gains and losses related to businesses that Brink’s recently sold or shut down.  These include ICD Limited and its affiliates, Threshold Financial Technologies Inc. in Canada, cash-in-transit operations in Germany, Hungary, Turkey, Poland, and Belgium, and guarding operations in France, Morocco, and Germany.  Interest expense included in discontinued operations was $0.4 million in 2013, and $0.7 million in 2012 and $0.9 million in 2011.

(b)
The loss from operations in 2013 includes $16.2 million of severance expenses paid to terminate certain employees of the German cash-in-transit operations.  We contributed a portion of the cost to fund the severance payments to the business prior to the execution of the sale transaction.

(c)	Primarily relates to former coal businesses and BAX Global, a former freight forwarding and logistics business.

Cash-in-transit operations sold or shut down:
•	Poland (sold in March 2013)
•	Turkey (shut down in June 2013)
•	Hungary (sold in September 2013)
•	Germany (sold in December 2013)

Our former CIT operation in Belgium filed for bankruptcy in November 2010, after a restructuring plan was rejected by local union employees, and was placed in bankruptcy on February 2, 2011.  We deconsolidated the Belgium subsidiary in 2010. In 2011, we recognized a $10.1 million settlement loss related to a claim filed by the court-appointed provisional administrators of our former Belgium subsidiary.

Guarding operations sold:
•	Morocco (December 2012)
•	France (January 2013)
•	Germany (July 2013)

Other operations sold:
•
We sold Threshold Financial Technologies, Inc. in Canada in November 2013.  Threshold operated private-label ATM network and payment processing businesses.  Brink’s continues to own and operate Brink’s Integrated Managed Services for ATM customers.

•	We sold ICD Limited and other affiliated subsidiaries in November 2013. ICD designed and installed security systems for commercial customers and had operations in China and other locations in Asia.

The results of the above disposed operations have been excluded from continuing operations and are reported as discontinued operations for the current and prior periods.  The table below shows revenues by business segment which have been reclassified to discontinued operations:

	December 31,
(In millions)	2013	2012	2011

EMEA	$77.6	136.9	153.9
North America	41.2	52.1	50.8
Asia Pacific	23.6	22.5	17.9
Total	$142.4	211.5	222.6

The table below shows revenues and losses from operations before tax for the German cash-in-transit operation which was sold in 2013:

	Years Ended December 31,
(In millions)	2013	2012	2011

German CIT Operation:
Revenues	$56.4	57.7	62.4
Losses from operations before tax	(24.3)	(10.0)	(11.1)

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

Note 19 – Supplemental Cash Flow Information

	Years Ended December 31,
(In millions)	2013	2012	2011

Cash paid for:
Interest	$23.7	22.7	22.3
Income taxes, net	92.7	89.3	79.8

We acquired armored vehicles, CompuSafe® units and other equipment under capital lease arrangements in the last three years including $5.5 million in 2013, $18.1 million in 2012 and $43.0 million in 2011.  Some of the assets acquired under these leases in 2011 were part of sales-leaseback transactions of assets that were previously owned.  Proceeds from sale of these assets were $17.6 million in 2011.  The proceeds approximated net book value on the dates of the transactions.  Related gains and losses were not material.

We contributed $9 million of Brink’s common stock to our primary U.S. pension plan in 2012.

Note 20 – Other Operating Income (Expense)

	Years Ended December 31,
(In millions)	2013	2012	2011

Share in earnings of equity affiliates	$6.7	6.0	4.8
Gains on business acquisitions and dispositions	2.8	0.8	9.2
Royalty income	1.9	2.1	1.7
Gains on sale of property and other assets	2.4	7.6	1.2
Impairment losses	(2.9)	(2.4)	(2.4)
Foreign currency items:
Transaction losses	(20.2)	(4.2)	(3.7)
Hedge gains (losses)	(0.4)	0.2	2.2
Other	0.3	0.9	5.0
Other operating income (expense)	$(9.4)	11.0	18.0

Note 21 – Interest and Other Nonoperating Income (Expense)

	Years Ended December 31,
(In millions)	2013	2012	2011

Interest income	$2.7	4.8	5.7
Gain on available-for-sale securities	0.4	2.9	4.4
Foreign currency hedge losses	(1.0)	-	-
Other	(0.5)	(0.5)	(1.2)
Total	$1.6	7.2	8.9

Note 22 – Other Commitments and Contingencies

On June 19, 2008, a lawsuit captioned Del Valle Gurria S.C. v. Servicio Pan Americano de Protección, S.A. de C.V. was filed with the Twenty-third Civil Judge in the Federal District in Mexico (the “Court”) against Servicio Pan American de Proteccion, S.A. de C.V. (SERPAPROSA), the Mexico subsidiary that we acquired in November 2010. The plaintiff claims it is owed legal fees and corresponding value-added tax (VAT), interest and expenses related to its legal representation of SERPAPROSA in connection with tax audits conducted to the 1991, 1992 and 1994 fiscal years.  On October 28, 2010, the Court issued a decision in favor of SERPAPROSA in part and the plaintiff in part, ordering SERPAPROSA to pay the plaintiff $0.4 million for its previous representation of SERPAPROSA.  Between November 2010 and October 2013, the judgment was subject to multiple appeals by both parties to the Fifth Civil Court of Appeal of the Federal District in Mexico (the “Fifth Civil Court of Appeal”) and to the First Civil Collegiate Tribunal of the First Circuit in Mexico (the “First Civil Collegiate Tribunal”), and was remanded twice to the Court for determination of the fees to be paid to the plaintiff.  On December 6, 2013, the Fifth Civil Court of Appeal issued a decision in favor of the plaintiff, modifying the lower court’s ruling and ordering SERPAPROSA to pay the plaintiff $7.4 million plus VAT and interest for its previous representation of SERPAPROSA.  SERPAPROSA filed a constitutional injunction on January 20, 2014 with the First Civil Collegiate Tribunal.  The Company has accrued $3.1 million, reflecting the Company’s best estimate of exposure, although additional reasonably possible losses could be up to $10 million, based on currency exchange rates at December 31, 2013.  The ultimate resolution of this matter is unknown and the estimated liability may change in the future.  The Company denies the allegations asserted by the plaintiff and is vigorously defending itself in this matter.

In addition, we are involved in various other lawsuits and claims in the ordinary course of business. We are not able to estimate the loss or range of losses for some of these matters. We have recorded accruals for losses that are considered probable and reasonably estimable.  Except as otherwise noted, we do not believe that the ultimate disposition of any of the lawsuits currently pending against the Company should have a material adverse effect on our liquidity, financial position or results of operations.

At December 31, 2013, we had noncancellable commitments for $20.7 million in equipment purchases, and information technology and other services.

Note 23 – Selected Quarterly Financial Data (unaudited)

	2013 Quarters				2012 Quarters
(In millions, except for per share amounts)	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Revenues	$950.5	969.9	982.4	1,039.4	$917.1	914.6	926.2	977.1
Segment operating profit	34.3	54.4	79.9	84.2	73.1	52.1	67.0	71.7
Operating profit	17.3	32.8	59.2	62.4	48.8	30.8	45.0	50.4
Amounts attributable to Brink’s:
Income (loss) from:
Continuing operations	$2.9	13.2	29.8	26.0	$22.5	33.6	21.1	34.0
Discontinued operations	(19.5)	(4.5)	(6.0)	14.9	(5.5)	(3.1)	(7.6)	(6.1)
Net income (loss) attributable to Brink’s	$(16.6)	8.7	23.8	40.9	$17.0	30.5	13.5	27.9

Depreciation and amortization	$42.1	42.2	42.3	47.0	$38.7	38.2	38.4	40.4
Capital expenditures	33.4	44.8	44.0	55.5	32.0	35.9	44.1	65.9

Earnings (loss) per share attributable to Brink’s common shareholders:
Basic
Continuing operations	$0.06	0.27	0.61	0.53	$0.47	0.69	0.44	0.70
Discontinued operations	(0.40)	(0.09)	(0.12)	0.31	(0.11)	(0.06)	(0.16)	(0.13)
Net income	$(0.34)	0.18	0.49	0.84	$0.35	0.63	0.28	0.58

Diluted
Continuing operations	$0.06	0.27	0.61	0.53	$0.47	0.69	0.43	0.70
Discontinued operations	(0.40)	(0.09)	(0.12)	0.30	(0.11)	(0.06)	(0.16)	(0.13)
Net income	$(0.34)	0.18	0.49	0.83	$0.35	0.63	0.28	0.57

Earnings per share.  Earnings per share amounts for each quarter are required to be computed independently.  As a result, their sum may not equal the annual earnings per share.

Discontinued operations. In 2013, we completed the divestitures of cash-in-transit operations in Poland, Turkey, Hungary, and Germany as well as guarding operations in France and an aviation security services business in Germany.  We also sold ICD Limited and its affiliates and Threshold Financial Technology Inc. in Canada in 2013.  In 2012, we completed the divestiture of our guarding operations in Morocco.

The results of these operations have been excluded from continuing operations and are reported as discontinued operations for all periods.

Significant items in a quarter.

In the first quarter of 2013, we recognized $13.4 million in foreign currency exchange losses related to a February 2013 devaluation of the official exchange rate in Venezuela.  In the same quarter, we also recognized an $18.7 million loss related to a theft in Belgium.

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

(b) Internal Controls over Financial Reporting

See pages 69 and 70 for Management’s Annual Report on Internal Control over Financial Reporting and the Attestation Report of the Registered Public Accounting Firm.

(c) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Our Chief Executive Officer is required to make, and he has made, an annual certification to the New York Stock Exchange (“NYSE”) stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE.  Our Chief Executive Officer made his annual certification to that effect to the NYSE as of May 28, 2013.  In addition, we are filing, as exhibits to this Annual Report on Form 10-K, the certification of our principal executive officer and principal financial officer required under sections 906 and 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

The information regarding executive officers is included in this report following Item 4, under the caption “Executive Officers of the Registrant.”  Other information required by Item 10 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2013.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2013.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2013.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	All financial statements – see pages 68–112.

	2.	Financial statement schedules – not applicable.

	3.	Exhibits – see exhibit index.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2014.

The Brink’s Company
(Registrant)

By:	/s/ Thomas. C. Schievelbein
Thomas C. Schievelbein,
(President and
Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 27, 2014.

Signature	Title

/s/ Thomas. C. Schievelbein	Director, President and Chief Executive Officer (Principal Executive Officer)
Thomas C. Schievelbein
/s/ J.W. Dziedzic	Vice President and Chief Financial Officer (Principal Financial Officer)
Joseph W. Dziedzic
/s/ M. A. P. Schumacher	Controller (Principal Accounting Officer)
Matthew A.P. Schumacher

*	Director
Betty C. Alewine

*	Director
Paul G. Boynton

*	Director
Marc C. Breslawsky

*	Director
Reginald D. Hedgebeth

*	Director
Michael J. Herling

*	Director
Murray D. Martin

*	Director
Ronald L. Turner

* By:	/s/ Thomas. C. Schievelbein,
Thomas C. Schievelbein, Attorney-in-Fact

Exhibit Index

Each exhibit listed as a previously filed document is hereby incorporated by reference to such document.

Exhibit Number	Description

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

10(b)*
Key Employees’ Deferred Compensation Program, as amended and restated as of December 19, 2012.  Exhibit 10(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).

10(c)*	(i)
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

(iii)
First Amendment to Rabbi Trust Agreement, dated as of July 20, 2012, by and between the Registrant and Wells Fargo Bank, N.A., as Trustee.  Exhibit 10.2 to the Registrant’s Second Quarter 2012 Form 10-Q.

10(d)*	Executive Salary Continuation Plan. Exhibit 10(e) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 (the “1991 Form 10-K”).

10(e)*	2005 Equity Incentive Plan, as amended and restated as of February 19, 2010. Exhibit 10(f) to the Registrant’s Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).

10(f)*	2013 Equity Incentive Plan, effective as of February 22, 2013. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 9, 2013.

10(g)*	(i) Form of Option Agreement for options granted before July 8, 2010 under 2005 Equity Incentive Plan. Exhibit 99 to the Registrant’s Current Report on Form 8-K filed July 13, 2005.

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

10(h)*	(i)
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

(iii) Terms and Conditions for restricted stock units granted under 2005 Equity Incentive Plan, effective July 7, 2011. Exhibit 10.2 to the Second Quarter 2011 Form 10-Q.

(iv) Terms and Conditions for restricted stock units granted under 2005 Equity Incentive Plan, effective July 11, 2012. Exhibit 10.4 to the Second Quarter 2012 Form 10-Q.

(v) Form of Restricted Stock Units Award Agreement, effective May 3, 2013. Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 9, 2013.

10(i)*	Form of Market Share Units Award Agreement, effective May 3, 2013. Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 9, 2013.

10(j)*	Form of Performance Share Units Award Agreement, effective May 3, 2013. Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 9, 2013.

10(k)*	Management Performance Improvement Plan, as amended and restated as of February 19, 2010. Exhibit 10(h) to the 2009 Form 10-K.

10(l)*	Form of Change in Control Agreement. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 27, 2013.

10(m)*	Stock Option Award Agreement, dated as of June 15, 2012, between the Registrant and Thomas C. Schievelbein. Exhibit 10.6 to the Registrant’s Second Quarter 2012 Form 10-Q.

10(n)*	Restricted Stock Unit Award Agreement, dated as of June 15, 2012, between the Registrant and Thomas C. Schievelbein. Exhibit 10.7 to the Registrant’s Second Quarter 2012 Form 10-Q.

10(o)*	Form of Indemnification Agreement entered into by the Registrant with its directors and officers. Exhibit 10(l) to the 1991 Form 10-K.

10(p)*	Non-Employee Directors’ Stock Option Plan, as amended and restated as of July 8, 2005. Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10(q)*
Directors’ Stock Accumulation Plan, as amended and restated as of July 11, 2013.  Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (the “Second Quarter 2013 Form 10-Q”).

10(r)*	Non-Employee Directors’ Equity Plan, as amended and restated as of July 12, 2012. Exhibit 10.9 to the Registrant’s Second Quarter 2012 Form 10-Q.

10(s)*	(i)
Form of Award Agreement for deferred stock units granted in 2008 under the Non-Employee Directors’ Equity Plan.  Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(ii)
Form of Award Agreement for deferred stock units granted in 2009, 2010, 2011, 2012 and 2013 under the Non-Employee Directors' Equity Plan.  Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (the “Second Quarter 2009 Form 10-Q”).

10(t)*	Plan for Deferral of Directors’ Fees, as amended and restated as of November 9, 2012. Exhibit 10(t) to the 2012 Form 10-K.

10(u)	Amendment and Restatement of The Brink’s Company Employee Welfare Benefit Trust. Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

10(v)	(i)
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

10(x)	(i)
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

(iii)
Second Amendment to Credit Agreement, dated as of May 9, 2013, among The Brink’s Company, as Parent Borrower and as a Guarantor, the subsidiary borrowers referred to therein, as Subsidiary Borrowers, certain of Parent Borrower’s subsidiaries, as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and the various lenders named therein. Exhibit 10.1 to the Second Quarter 2013 Form 10-Q.

10(y)
Note Purchase Agreement, dated as of January 24, 2011, among the Registrant, Pittston Services Group Inc., Brink’s Holding Company, Brink’s, Incorporated, and the purchasers party thereto.  Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 26, 2011.

10(z)
Stock Purchase Agreement, dated as of November 15, 2005, by and among BAX Holding Company, BAX Global Inc., The Brink’s Company and Deutsche Bahn AG.  Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed November 16, 2005.

10(aa)
Separation and Distribution Agreement between the Registrant and Brink’s Home Security Holdings, Inc. dated as of October 31, 2008.  Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 5, 2008.

10(bb)	Tax Matters Agreement between the Registrant and Brink’s Home Security Holdings, Inc. dated as of October 31, 2008. Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed November 5, 2008.

10(cc)
Non-Competition and Non-Solicitation Agreement between the Registrant and Brink’s Home Security Holdings, Inc. dated as of October 31, 2008.  Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed November 5, 2008.

10(dd)
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

101
Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2013, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Consolidated Balance Sheets at December 31, 2013, and December 31, 2012, (ii)  the Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*Management contract or compensatory plan or arrangement.