Form 10-Q
period 2014-03-31
BRINKS CO
filed 2014-04-29
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Yes  ☐  No  ☒

As of April 21, 2014, 48,435,731 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements

THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(In millions)	2014	2013

ASSETS

Current assets:
Cash and cash equivalents	$201.5	255.5
Accounts receivable, net	562.4	622.2
Prepaid expenses and other	150.7	153.0
Deferred income taxes	64.4	72.0
Total current assets	979.0	1,102.7

Property and equipment, net	736.9	758.7
Goodwill	241.2	240.2
Other intangibles	45.5	46.3
Deferred income taxes	245.4	251.7
Other	101.4	98.4

Total assets	$2,349.4	2,498.0

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$59.3	80.9
Current maturities of long-term debt	35.2	24.6
Accounts payable	167.0	185.6
Accrued liabilities	476.5	507.5
Total current liabilities	738.0	798.6

Long-term debt	386.4	330.5
Accrued pension costs	195.5	214.8
Retirement benefits other than pensions	184.7	186.0
Deferred income taxes	15.1	18.0
Other	134.0	170.6
Total liabilities	1,653.7	1,718.5

Contingent liabilities (notes 3, 4 and 11)

Equity:
The Brink’s Company (“Brink’s”) shareholders:
Common stock	48.4	48.4
Capital in excess of par value	572.2	566.4
Retained earnings	633.0	696.4
Accumulated other comprehensive loss	(613.8)	(617.3)
Brink’s shareholders	639.8	693.9

Noncontrolling interests	55.9	85.6

Total equity	695.7	779.5

Total liabilities and equity	$2,349.4	2,498.0

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months
	Ended March 31,
(In millions, except for per share amounts)	2014	2013

Revenues	$991.6	950.5

Costs and expenses:
Cost of revenues	795.6	792.6
Selling, general and administrative expenses	145.4	131.9
Total costs and expenses	941.0	924.5
Other operating income (expense)	(123.1)	(8.7)

Operating profit (loss)	(72.5)	17.3

Interest expense	(5.8)	(5.9)
Interest and other income (expense)	(0.3)	0.6
Income (loss) from continuing operations before tax	(78.6)	12.0
Provision (benefit) for income taxes	9.0	5.4

Income (loss) from continuing operations	(87.6)	6.6

Income (loss) from discontinued operations, net of tax	(0.1)	(19.5)

Net income (loss)	(87.7)	(12.9)
Less net income (loss) attributable to noncontrolling interests	(29.2)	3.7

Net income (loss) attributable to Brink’s	(58.5)	(16.6)

Amounts attributable to Brink’s
Continuing operations	(58.4)	2.9
Discontinued operations	(0.1)	(19.5)

Net income (loss) attributable to Brink’s	$(58.5)	(16.6)

Earnings (loss) per share attributable to Brink’s common shareholders(a):
Basic:
Continuing operations	$(1.19)	0.06
Discontinued operations	-	(0.40)
Net income (loss)	$(1.20)	(0.34)

Diluted:
Continuing operations	$(1.19)	0.06
Discontinued operations	-	(0.40)
Net income (loss)	$(1.20)	(0.34)

Weighted-average shares
Basic	48.9	48.6
Diluted	48.9	48.9

Cash dividends paid per common share	$0.10	0.10

(a) Amounts may not add due to rounding.

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months
	Ended March 31,
(In millions)	2014	2013

Net income (loss)	$(87.7)	(12.9)

Benefit plan adjustments:
Benefit plan experience gains	10.5	17.8
Benefit plan prior service cost (credit)	(0.4)	1.0
Total benefit plan adjustments	10.1	18.8

Foreign currency translation adjustments	(4.2)	(6.7)
Gains (losses) on cash flow hedges	0.6	(0.4)
Other comprehensive income before tax	6.5	11.7
Provision (benefit) for income taxes	3.7	6.5

Other comprehensive income	2.8	5.2

Comprehensive income (loss)	(84.9)	(7.7)
Less comprehensive income (loss) attributable to noncontrolling interests	(29.9)	3.1

Comprehensive income (loss) attributable to Brink's	$(55.0)	(10.8)

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statement of Equity

Three Months ended March 31, 2014
(Unaudited)

	Attributable to Brink’s
			Capital		Accumulated	Attributable
			in Excess		Other	to
		Common	of Par	Retained	Comprehensive	Noncontrolling
(In millions)	Shares	Stock	Value	Earnings	Loss	Interests	Total

Balance as of December 31, 2013	48.4	$48.4	566.4	696.4	(617.3)	85.6	779.5

Net income (loss)	-	-	-	(58.5)	-	(29.2)	(87.7)
Other comprehensive income (loss)	-	-	-	-	3.5	(0.7)	2.8
Dividends to:
Brink’s common shareholders ($0.10 per share)	-	-	-	(4.8)	-	-	(4.8)
Noncontrolling interests	-	-	-	-	-	(0.1)	(0.1)
Share-based compensation:
Stock options and awards:
Compensation expense	-	-	5.9	-	-	-	5.9
Other share-based benefit programs	-	-	(0.1)	(0.1)	-	-	(0.2)
Capital contributions from noncontrolling interest	-	-	-	-	-	0.3	0.3

Balance as of March 31, 2014	48.4	$48.4	572.2	633.0	(613.8)	55.9	695.7

See accompanying notes to consolidated financial statements

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months
	Ended March 31,
(In millions)	2014	2013

Cash flows from operating activities:
Net income (loss)	$(87.7)	(12.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net of tax	0.1	19.5
Depreciation and amortization	43.6	42.1
Share-based compensation expense	5.9	0.8
Deferred income taxes	(15.8)	(12.8)
Gains and losses:
Sales of available-for-sale securities	(0.1)	(0.2)
Sales of property and other assets	(0.3)	(0.3)
Retirement benefit funding (more) less than expense:
Pension	(0.2)	8.5
Other than pension	1.8	3.2
Loss on Venezuela currency devaluation	121.9	13.4
Other operating	1.7	(1.1)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(39.4)	(36.1)
Accounts payable, income taxes payable and accrued liabilities	6.4	(15.8)
Customer obligations	6.4	16.8
Prepaid and other current assets	(14.2)	(8.5)
Other	(0.5)	(5.8)
Discontinued operations	1.0	(7.5)
Net cash provided by operating activities	30.6	3.3

Cash flows from investing activities:
Capital expenditures	(24.3)	(33.4)
Acquisitions	-	(19.0)
Sale of available-for-sale securities	0.2	9.3
Cash proceeds from sale of property, equipment and investments	0.4	0.3
Other	(0.2)	(0.2)
Discontinued operations	(4.7)	(2.3)
Net cash used by investing activities	(28.6)	(45.3)

Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term debt	(13.9)	43.0
Long-term revolving credit facilities	70.0	82.0
Repayments of long-term debt
Borrowings	1.2	-
Repayments	(11.9)	(7.4)
Acquisition of noncontrolling interests in subsidiaries	-	(18.5)
Payment of acquisition-related obligation	-	(8.1)
Dividends to:
Shareholders of Brink’s	(4.8)	(4.8)
Noncontrolling interests in subsidiaries	(0.1)	(0.2)
Proceeds from exercise of stock options	-	0.2
Minimum tax withholdings associated with share-based compensation	(0.1)	(1.6)
Other	(0.2)	-
Discontinued operations	-	0.9
Net cash provided by financing activities	40.2	85.5
Effect of exchange rate changes on cash	(96.2)	(10.4)
Cash and cash equivalents:
Increase (decrease)	(54.0)	33.1
Balance at beginning of period	255.5	201.7
Balance at end of period	$201.5	234.8

See accompanying notes to consolidated financial statements

THE BRINK’S COMPANY
and subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of presentation

The Brink’s Company (along with its subsidiaries, “Brink’s” or “we”) has four geographic operating segments:
•	Latin America
•	Europe, Middle East, and Africa (“EMEA”)
•	North America (U.S. and Canada)
•	Asia Pacific

Our unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, the unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Since 2003, the Venezuelan government has controlled the exchange of local currency into other currencies, including the U.S. dollar.  The Venezuelan government requires that currency exchanges be made at official rates or through auctions controlled by the government.  Different exchange processes exist for different industries and purposes.  The government does not approve all requests to convert bolivars to other currencies.

The government devalued the official rate for essential services in February 2013 from 5.3 to 6.3 bolivars to the dollar.  Late in 2013, the government added another official exchange process, known as SICAD, for travel and certain other purposes, made available at government discretion.  The published rate for this process in the first quarter of 2014 ranged from 10.7 to 11.8 bolivars to the U.S. dollar.  Since the end of the first quarter of 2013, we have been unable to obtain dollars using either of these processes and we do not expect to be able to obtain dollars using these processes in the foreseeable future.

On March 24, 2014, the government initiated another exchange mechanism known as SICAD II.  Conversions under this mechanism are also subject to specific eligibility requirements.  Transactions have been reported to be in a range of 50 to 52 bolivars to the dollar.  We exchanged 15.6 million bolivars for $300,000 (exchange rate of 52) through the SICAD II mechanism in March 2014.  We do not know whether we will be able to access dollars under this new process on a consistent basis in the future.

As a result of the restrictions on currency exchange, we have in the past been unable to obtain sufficient U.S. dollars to purchase certain imported supplies and fixed assets to fully operate our business in Venezuela.  As a result, we have occasionally purchased more expensive, bolivar-denominated supplies and fixed assets.  We currently believe that we will be able to access dollars for our needs under the current SICAD II process, although there is a risk that this process will be discontinued or not accessible when needed in the future, which may prevent us from obtaining dollars to operate our Venezuelan operations.

Remeasurement rates during 2013.  Through January 31, 2013, we used an official rate of 5.3 bolivars to the dollar to remeasure our bolivar-denominated monetary assets and liabilities into U.S. dollars and to translate our revenue and expenses.  After the devaluation in February 2013, we began to use the 6.3 official exchange rate to remeasure bolivar denominated monetary assets and liabilities and to translate our revenue and expenses.  We recognized a $13.4 million net remeasurement loss in the first quarter of 2013 when we changed from the 5.3 to 6.3 exchange rate.  The after-tax effect of these losses attributable to noncontrolling interests were $4.7 million in the first quarter of 2013.

Remeasurement rates during 2014.  Through March 23, 2014, we used the official rate of 6.3 bolivars to the dollar to remeasure our bolivar denominated monetary assets and liabilities into U.S. dollars and to translate our revenue and expenses.  Effective March 24, 2014, we began to use the exchange rate published for the SICAD II process to remeasure bolivar denominated monetary assets and liabilities and to translate our revenue and expenses.  We recognized a $121.9 million net remeasurement loss in the first quarter of 2014 when we changed from the official rate of 6.3 to SICAD II exchange rate, which averaged 51 in the 7 days ending March 31, 2014, and was 50 at March 31, 2014.  The after-tax effect of these losses attributable to noncontrolling interests were $39.7 million in the first quarter of 2014.

Brink’s Venezuela accounted for $131.3 million or 13% of total Brink’s revenues and represented a significant component of total segment operating profit in the three months ended March 31, 2014.

Because we began remeasuring our Venezuelan results effective March 24, 2014, using the SICAD II rate:
•	We do not expect Brink’s Venezuela to be a significant component of Brink’s consolidated revenue or operating profit in the last nine months of 2014.
•	Our investment in our Venezuelan operations on an equity-method basis declined from $125.3 million at December 31, 2013, to $66.6 million at March 31, 2014.
•
Our bolivar-denominated net monetary assets declined from $120.4 million (including $93.8 million of cash and cash equivalents) at December 31, 2013, to $23.5 million (including $13.8 million of cash and cash equivalents) at March 31, 2014.

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

We have four geographic operating segments: Latin America; Europe, Middle East and Africa (“EMEA”); North America and Asia Pacific.  These four operating segments are also our reportable segments.

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

	Three Months
	Ended March 31,
(In millions)	2014	2013

Revenues:
Latin America	$438.4	412.9
EMEA	298.0	277.8
North America	220.1	223.2
Asia Pacific	35.1	36.6
Revenues	$991.6	950.5

	Three Months
	Ended March 31,
(In millions)	2014	2013

Operating profit (loss):
Latin America	$(74.8)	23.4
EMEA	14.8	8.6
North America	1.1	(2.0)
Asia Pacific	4.4	4.3
Segment operating profit (loss)	(54.5)	34.3
Non-segment	(18.0)	(17.0)
Operating profit (loss)	$(72.5)	17.3

Note 3 – Retirement benefits

Pension plans
We have various defined-benefit pension plans covering eligible current and former employees.  Benefits under most plans are based on salary and years of service.

The components of net periodic pension cost for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2014	2013	2014	2013	2014	2013

Three months ended March 31,

Service cost	$-	-	3.5	3.6	3.5	3.6
Interest cost on projected benefit obligation	11.4	10.6	5.8	4.8	17.2	15.4
Return on assets – expected	(15.4)	(14.2)	(3.8)	(3.2)	(19.2)	(17.4)
Amortization of losses	7.2	11.3	0.5	1.6	7.7	12.9
Amortization of prior service cost	-	-	0.2	0.6	0.2	0.6
Settlement loss	-	-	0.7	0.3	0.7	0.3
Net periodic pension cost	$3.2	7.7	6.9	7.7	10.1	15.4

In the first three months of 2014, we made a $3.4 million cash contribution to our primary U.S. pension plan.  We are required to contribute an additional $22.5 million to the primary U.S. pension plan during the remainder of 2014, which we intend to fund using cash.

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

The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

	UMWA Plans		Black Lung and Other Plans		Total
(In millions)	2014	2013	2014	2013	2014	2013

Three months ended March 31,

Service cost	$-	-	-	0.1	-	0.1
Interest cost on accumulated postretirement benefit obligations	4.8	5.0	0.6	0.5	5.4	5.5
Return on assets – expected	(5.6)	(5.2)	-	-	(5.6)	(5.2)
Amortization of losses	3.7	5.0	0.2	0.1	3.9	5.1
Amortization of prior service (credit) cost	(1.1)	-	0.4	0.4	(0.7)	0.4
Net periodic postretirement cost	$1.8	4.8	1.2	1.1	3.0	5.9

Note 4 – Income taxes

	Three Months
	Ended March 31,
	2014	2013

Continuing operations
Provision for income taxes (in millions)	$9.0	5.4
Effective tax rate	(11.5)%	45.0%

2014 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first quarter of 2014 was negative and less than the 35% U.S. statutory tax rate primarily due to the significant remeasurement charge resulting from the currency devaluation in Venezuela in the first quarter.  This remeasurement charge caused our first quarter before tax earnings to be negative and is largely nondeductible for tax purposes.  Excluding the aforementioned Venezuela remeasurement charge and associated tax implications, our effective tax rate on continuing operations in the first quarter is 37%.

2013 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first quarter of 2013 was higher than the 35% U.S. statutory tax rate primarily due to a nondeductible remeasurement charge resulting from the effects of currency devaluation in Venezuela.

Note 5 – Accumulated other comprehensive income (loss)

Other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive income (loss) into earnings, was as follows:

	Amounts Arising During		Amounts Reclassified to
	the Current Period		Net Income (Loss)
					Total Other
		Income		Income	Comprehensive
(In millions)	Pretax	Tax	Pretax	Tax	Income (Loss)

Three months ended March 31, 2014

Amounts attributable to Brink's:
Benefit plan adjustments	$(1.7)	0.3	11.7	(4.0)	6.3
Foreign currency translation adjustments	(3.4)	-	-	-	(3.4)
Unrealized gains (losses) on available-for-sale securities	(0.1)	-	0.1	-	-
Gains (losses) on cash flow hedges	(0.3)	-	0.9	-	0.6
	(5.5)	0.3	12.7	(4.0)	3.5

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	-	-	0.1	-	0.1
Foreign currency translation adjustments	(0.8)	-	-	-	(0.8)
	(0.8)	-	0.1	-	(0.7)

Total
Benefit plan adjustments(a)	(1.7)	0.3	11.8	(4.0)	6.4
Foreign currency translation adjustments	(4.2)	-	-	-	(4.2)
Unrealized gains (losses) on available-for-sale securities(b)	(0.1)	-	0.1	-	-
Gains (losses) on cash flow hedges(c)	(0.3)	-	0.9	-	0.6
	$(6.3)	0.3	12.8	(4.0)	2.8

Three months ended March 31, 2013

Amounts attributable to Brink's:
Benefit plan adjustments	$(0.5)	0.1	19.2	(6.7)	12.1
Foreign currency translation adjustments	(5.9)	-	(0.1)	0.1	(5.9)
Unrealized gains (losses) on available-for-sale securities	0.2	(0.1)	(0.2)	0.1	-
Gains (losses) on cash flow hedges	(0.2)	-	(0.2)	-	(0.4)
	(6.4)	-	18.7	(6.5)	5.8

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	-	-	0.1	-	0.1
Foreign currency translation adjustments	(0.7)	-	-	-	(0.7)
	(0.7)	-	0.1	-	(0.6)

Total
Benefit plan adjustments(a)	(0.5)	0.1	19.3	(6.7)	12.2
Foreign currency translation adjustments(d)	(6.6)	-	(0.1)	0.1	(6.6)
Unrealized gains (losses) on available-for-sale securities(b)	0.2	(0.1)	(0.2)	0.1	-
Gains (losses) on cash flow hedges(c)	(0.2)	-	(0.2)	-	(0.4)
	$(7.1)	-	18.8	(6.5)	5.2

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

	Three Months
	Ended March 31.
(In millions)	2014	2013

Total net periodic retirement benefit cost included in:
Cost of revenues	$10.3	17.0
Selling, general and administrative expenses	2.8	4.3

(b)
Gains and losses on sales of available-for-sale securities are reclassified from accumulated other comprehensive loss to the income statement when the gains or losses are realized.  Pretax amounts are classified in the income statement as interest and other income (expense).

(c)	Pretax gains and losses on cash flow hedges are classified in the income statement as:
•	other operating income (expense) ($0.7 million losses in the three months ended March 31, 2014 and $0.4 million gains in the three months ended March 31, 2013)

•	interest and other income (expense) ($0.2 million losses in the three months ended March 31, 2014 and $0.2 million losses in the three months ended March 31, 2013)
(d)
Pretax foreign currency translation adjustments reclassified to the income statement in 2013 relate to the sale of operations in Poland.  The amounts are included in loss from discontinued operations in the income statement.

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Gains (Losses) on Cash Flow Hedges	Total
(In millions)

Balance as of December 31, 2013	$(478.0)	(141.5)	1.6	0.6	(617.3)
Other comprehensive income (loss) before reclassifications	(1.4)	(3.4)	(0.1)	(0.3)	(5.2)
Amounts reclassified from accumulated other comprehensive loss	7.7	-	0.1	0.9	8.7
Other comprehensive income (loss) attributable to Brink's	6.3	(3.4)	-	0.6	3.5
Balance as of March 31, 2014	$(471.7)	(144.9)	1.6	1.2	(613.8)

Note 6 – Fair value of financial instruments

Investments in Available-for-sale Securities
We have investments in mutual funds designated as available-for-sale securities that are carried at fair value in the financial statements.  For these investments, fair value was estimated based on quoted prices categorized as a Level 1 valuation.  Valuation levels were defined in our 2013 Form 10-K.

Fixed-Rate Debt
The fair value and carrying value of our fixed-rate debts are as follows:

	March 31,	December 31,
(In millions)	2014	2013

DTA bonds
Carrying value	$43.2	43.2
Fair value	43.1	42.8

Unsecured notes issued in a private placement
Carrying value	100.0	100.0
Fair value	105.4	105.8

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

There were no transfers in or out of any of the levels of the valuation hierarchy in the first three months of 2014.

Other Financial Instruments
Other financial instruments include cash and cash equivalents, short-term fixed rate deposits, accounts receivable, floating rate debt, accounts payable and accrued liabilities.  The financial statement carrying amounts of these items approximate the fair value.

We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  Our short term contracts have a weighted average maturity of approximately one month.  In 2013, we entered into a cross-currency swap to hedge against the change in value of a long-term intercompany loan denominated in a currency other than the lending subsidiary’s functional currency.  The fair values of these currency contracts, including the cross-currency swap, are determined using Level 2 valuation techniques and are based on the present value of net future cash payments and receipts.  Accordingly, the fair values will fluctuate based on changes in market interest rates and the respective foreign currency to U.S. dollar exchange rate.  The fair values of our outstanding short-term foreign currency contracts at March 31, 2014, were not significant.  At March 31, 2014, the fair value of the cross-currency swap was a net asset of $3.6 million.  There were no transfers in or out of any of the levels of the valuation hierarchy in the first three months of 2014.

Note 7 – Share-based compensation plans

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

At March 31, 2014, outstanding awards under these plans include performance share units (“PSUs”), market share units (“MSUs”), restricted stock units (“RSUs”), deferred stock units (“DSUs”) and stock options.

Method and Assumptions Used to Estimate Fair Value
The fair value of RSUs and DSUs was measured at the date of grant based on the price of Brink’s common stock, adjusted for a discount on units that do not receive or accrue dividends.

The fair values of PSUs and MSUs granted were estimated using a Monte-Carlo simulation with the following estimated weighted-average assumptions:

Assumptions Used to Estimate Fair Value of 2014 Grants of PSUs and MSUs	PSUs	MSUs

Number of target shares, in thousands	186.8	82.9

Assumptions used to estimate fair value
Beginning average price of Brink’s common stock(a)	$33.29	33.29
Expected dividend yield for the TSR provision of PSU awards(b)	0%	n/a
Expected dividend yield for PSUs and MSUs(c)	0%	0%
Expected volatility(d)	38%	38%
Risk-free interest rate	0.7%	0.7%
Expected term in years(e)	2.9	2.9

Weighted-average fair value estimates at grant date(f):
In millions	$5.7	2.6
Fair value per share	$30.71	30.87

(a)	The beginning average price of Brink’s common stock was based on the 20-day trading average price from December 3, 2013 to December 31, 2013.
(b)
The expected dividend yield for the TSR provision of the PSU awards assumes that dividends are reinvested.  The stock price projection assumes a 0% dividend yield, which is equivalent to reinvesting dividends over the performance period.

(c)	The expected yield is 0% because neither the PSUs nor the MSUs are entitled to dividends during the performance period.
(d)	The expected volatility was estimated after reviewing the historical volatility of our stock using daily close prices.
(e)	The expected term of the awards was based on the performance measurement period ending December 31, 2016.
(f)
For PSUs, the grant date fair value is based on the target level of the award.  Total compensation cost of the PSUs recognized is subject to adjustment based on the actual level of achievement of the underlying financial goal.

The following tables below summarize the activity in all plans for PSUs, MSUs, RSUs and DSUs.

Nonvested Share Activity - MSUs and PSUs
	Number of shares			Weighted-Average
				Grant-Date
(in thousands of shares, except for per share amounts)	PSUs	MSUs	Total	Fair Value

Balance as of December 31, 2013	199.3	96.2	295.5	$26.28
Granted	186.8	82.9	269.7	30.76
Cancelled awards	(1.7)	-	(1.7)	26.22
Balance as of March 31, 2014	384.4	179.1	563.5	$28.42

Nonvested Share Activity - RSUs and DSUs
	Number of shares			Weighted-Average
				Grant-Date
(in thousands of shares, except for per share amounts)	RSUs	DSUs	Total	Fair Value

Balance as of December 31, 2013	396.4	19.2	415.6	$24.68
Granted	128.7	-	128.7	30.20
Cancelled awards	(3.7)	-	(3.7)	24.63
Vested	(10.4)	-	(10.4)	30.48
Balance as of March 31, 2014	511.0	19.2	530.2	$25.91

Note 8 – Shares used to calculate earnings per share

	Three Months
	Ended March 31,
(In millions)	2014	2013

Weighted-average shares:
Basic(a)	48.9	48.6
Effect of dilutive stock options and awards	-	0.3
Diluted	48.9	48.9

Antidilutive stock options and awards excluded from denominator	2.1	1.7

(a)
We have deferred compensation plans for directors and certain of our employees.  Amounts owed to participants are denominated in common stock units.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average units credited to employees and directors under the deferred compensation plans.  Accordingly, included in basic shares are 0.5 million weighted-average units in the three months ended March 31, 2014, and 0.7 million weighted-average units in the three months ended March 31, 2013.

Note 9 – Income (loss) from discontinued operations

	Three Months
	Ended March 31,
(In millions)	2014	2013

Loss from operations(a)(b)	$-	(19.4)
Gain (loss) on sale(a)	-	(0.5)
Adjustments to contingencies of former operations	0.9	-
Income (loss) from discontinued operations before income taxes	0.9	(19.9)
Provision (benefit) for income taxes	1.0	(0.4)
Income (loss) from discontinued operations, net of tax	$(0.1)	(19.5)

(a)
Discontinued operations include gains and losses related to businesses that Brink’s sold or shut down in 2013.  Interest expense included in discontinued operations was $0.2 million in the three months ended March 31, 2013.

(b)
The loss from operations in 2013 included $15.5 million of severance expenses paid to terminate certain employees of the German cash-in-transit operations.  We contributed a portion of the cost to fund the severance payments to the business prior to the execution of the sale transaction.

Cash-in-transit operations sold or shut down:
•	Poland (sold in March 2013)
•	Turkey (shut down in June 2013)
•	Hungary (sold in September 2013)
•	Germany (sold in December 2013)

Guarding operations sold:
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

The results of the above disposed operations have been excluded from continuing operations and are reported as discontinued operations for the 2013 periods presented.

The table below shows the 2013 revenues by business segment which have been reclassified to discontinued operations:

Three Months
Ended March 31,
(In millions)	2013

EMEA	$26.3
North America	12.3
Asia Pacific	6.4
Total	$45.0

Note 10 – Supplemental cash flow information

	Three Months
	Ended March 31,
(In millions)	2014	2013

Cash paid for:
Interest	$6.5	6.1
Income taxes	19.0	20.5

Non-cash Investing and Financing Activities
We acquired $1.3 million in armored vehicles, CompuSafe® units and other equipment under capital lease arrangements in the first three months of 2014 compared to none acquired in the first three months of 2013.

Note 11 – Contingent matters

On June 19, 2008, a lawsuit captioned Del Valle Gurria S.C. v. Servicio Pan Americano de Protección, S.A. de C.V. was filed with the Twenty-third Civil Judge in the Federal District in Mexico (the “Court”) against Servicio Pan American de Proteccion, S.A. de C.V. (SERPAPROSA), the Mexico subsidiary that we acquired in November 2010. The plaintiff claims it is owed legal fees and corresponding value-added tax (VAT), interest and expenses related to its legal representation of SERPAPROSA in connection with tax audits conducted to the 1991, 1992 and 1994 fiscal years.  On October 28, 2010, the Court issued a decision in favor of SERPAPROSA in part and the plaintiff in part, ordering SERPAPROSA to pay the plaintiff $0.4 million for its previous representation of SERPAPROSA.  Between November 2010 and October 2013, the judgment was subject to multiple appeals by both parties to the Fifth Civil Court of Appeal of the Federal District in Mexico (the “Fifth Civil Court of Appeal”) and to the First Civil Collegiate Tribunal of the First Circuit in Mexico (the “First Civil Collegiate Tribunal”), and was remanded twice to the Court for determination of the fees to be paid to the plaintiff.  On December 6, 2013, the Fifth Civil Court of Appeal issued a decision in favor of the plaintiff, modifying the lower court’s ruling and ordering SERPAPROSA to pay the plaintiff $7.4 million plus VAT and interest for its previous representation of SERPAPROSA.  SERPAPROSA filed a constitutional injunction on January 20, 2014, with the First Civil Collegiate Tribunal.  The Company has accrued $3.1 million, reflecting the Company’s best estimate of exposure, although additional reasonably possible losses could be up to $10 million, based on currency exchange rates at March 31, 2014.  The ultimate resolution of this matter is unknown and the estimated liability may change in the future.  The Company denies the allegations asserted by the plaintiff and is vigorously defending itself in this matter.

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

RESULTS OF OPERATIONS

Consolidated Review

Non-GAAP and Adjusted Non-GAAP Results
Non-GAAP and Adjusted Non-GAAP results described in this filing are financial measures that are not required by, or presented in accordance with U.S. generally accepted accounting principles (“GAAP”).  The purpose of the Non-GAAP results is to report financial information without certain income and expense items and to adjust the quarterly Non-GAAP tax rates so that the Non-GAAP tax rate in each of the quarters is equal to the full-year Non-GAAP tax rate.  For 2014, a forecasted full-year tax rate is used.  The full year Non-GAAP tax rate in both years excludes certain pretax and tax income and expense amounts.  The purpose of Adjusted Non-GAAP results is to report historical Non-GAAP information assuming that our Venezuelan operations had been remeasured using rate of 50 bolivars to the U.S. dollar.  The Non-GAAP and Adjusted Non-GAAP information provides information to assist comparability and estimates of future performance. Brink’s believes these measures are helpful in assessing operations and estimating future results and enable period-to-period comparability of financial performance.  In addition, Brink’s believes the measures will help investors assess the ongoing operations. Non-GAAP and Adjusted Non-GAAP results should not be considered as an alternative to revenue, income or earnings per share amounts determined in accordance with GAAP and should be read in conjunction with their GAAP counterparts.  The adjustments are described in detail and are reconciled to our GAAP results on pages 30 – 33.

	Three months
	Ended March 31,		%
(In millions, except for per share amounts)	2014	2013	Change

GAAP
Revenues	$991.6	950.5	4
Segment operating profit (loss)(a)	(54.5)	34.3	unfav
Non-segment expense	(18.0)	(17.0)	6
Operating profit (loss)	(72.5)	17.3	unfav
Income (loss) from continuing operations(b)	(58.4)	2.9	unfav
Diluted EPS from continuing operations(b)	(1.19)	0.06	unfav

Non-GAAP(c)
Revenues	$991.6	950.5	4
Segment operating profit(a)	69.5	50.9	37
Non-segment expense	(13.2)	(7.6)	74
Operating profit	56.3	43.3	30
Income from continuing operations(b)	21.2	18.7	13
Diluted EPS from continuing operations(b)	0.43	0.38	13

Non-GAAP results are reconciled to the applicable GAAP results on pages 30 – 33.  Amounts may not add due to rounding.

(a)
Segment operating profit is a Non-GAAP measure when presented in any context other than prescribed by ASC Topic 280, Segment Reporting.  The tables on page 21 reconcile the measurement to operating profit, a GAAP measure.  Disclosure of total segment operating profit enables investors to assess the total operating performance of Brink’s excluding non-segment income and expense.  Forward-looking estimates related to total segment operating profit and non-segment income (expense) for 2014 are provided on page 28.

(b)	Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.
(c)
These Non-GAAP results for the first quarter of 2014 reflect Venezuela’s local earnings translated at 6.3 bolivars to the U.S. dollar through March 23, 2014, and at a rate of 51 from March 24 to March 31, 2014.   Also see pages 30 – 33 for Non-GAAP Results Adjusted for Venezuelan Results at 50 Bolivars per U.S. Dollar for hypothetical historical results had we used a rate of 50 to translate Venezuela’s results for 2013 and the first quarter of 2014.

Organic Growth
Organic growth represents the change in revenues or operating profit between the current and prior period, excluding the effect of the following items: acquisitions and dispositions, changes in currency exchange rates and the remeasurement of net monetary assets in Venezuela under highly inflationary accounting.

Overview

GAAP
Our revenues increased $41.1 million or 4% and our operating profit decreased $89.8 million, resulting in an operating loss in the first quarter of 2014.  Revenues increased due to organic growth in our Latin America segment, partially offset by unfavorable changes in currency exchange rates.  Operating profit decreased primarily due to a larger charge related to the remeasurement of net monetary assets as a result of the devaluation of Venezuela currency ($121.9 million in 2014 versus $13.4 million in 2013).  The Venezuela remeasurement charge was partially offset by lower security losses due to the February 2013 robbery in Brussels, Belgium ($18.7 million in 2013) and organic growth in our Latin America segment.

Our income from continuing operations in 2014 decreased $61.3 million compared to 2013 primarily due to the operating profit decrease mentioned above, partially offset by the positive noncontrolling interest impact of the profit decrease.

Our earnings per share from continuing operations was $(1.19), down from $0.06 in 2013.

Non-GAAP
Non-GAAP results include the following adjustments:
	Three Months
	Ended March 31,
	2014	2013

GAAP Diluted EPS	$(1.19)	0.06
Exclude Venezuela net monetary asset remeasurement losses	1.51	0.17
Exclude U.S. retirement plan expenses	0.08	0.17
Exclude employee benefit settlement losses	0.01	-
Exclude gains and losses on acquisitions and dispositions	-	(0.02)
Adjust quarterly tax rate to full-year average rate	0.02	-
Non-GAAP Diluted EPS	$0.43	0.38

Amounts may not add due to rounding.  Non-GAAP results are reconciled in more detail to the applicable GAAP results on pages 30 – 33.

The analysis of Non-GAAP revenues is the same as the analysis of GAAP revenues.

Our operating profit increased $13.0 million or 30% primarily due to lower security losses due to the February 2013 robbery in Brussels, Belgium ($18.7 million in 2013) and an organic profit increase in our Latin America segment, partially offset by the negative impact of changes in currency exchange rates.

Our income from continuing operations in 2014 increased 13% primarily due to higher operating profit, partially offset by the negative income tax and noncontrolling interest impacts of the profit increase.

Our earnings per share from continuing operations was $0.43, up from $0.38 in 2013.

Outlook for 2014

GAAP
Overall
Our organic revenue growth rate for 2014 is expected to be in the 8% to 10% range, and our estimate of the negative impact of changes in currency exchange rates on revenue is in the 14% to 16% range.  We expect our revenue to be $3.7 billion in 2014. Our operating segment margin is expected to be about 3%.

By Segment
Latin America organic revenue growth rate for 2014 is expected to be in the 21% to 23% range, and our estimate of the negative impact of changes in currency exchange rates on Latin America revenue is in the 32% to 36% range.  Our Latin America segment margin is expected to be in the 0% to (2.0)% range.

EMEA organic revenue growth rate for 2014 is expected to be in the 0% to 2% range, and our estimate of the positive impact of changes in currency exchange rates on EMEA revenue is in the 1% to 3% range.  Our EMEA segment margin is expected to be in the 6% to 8% range.

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

Non-GAAP
Overall
Our outlook for Non-GAAP revenues is the same as our outlook for GAAP revenues.  Our outlook for Non-GAAP operating segment margin is expected to be about 6.5%.

By Segment
Our outlook for Non-GAAP revenues is the same as our outlook for GAAP revenues.  Our outlook for Non-GAAP segment margin is the same as our outlook for GAAP segment margin for our EMEA and Asia Pacific segments.  Latin America Non-GAAP segment margin excludes the remeasurement loss in Venezuela and is expected to be in the 7.0% to 9.0% range.  North America Non-GAAP segment margin excludes the cost of U.S. retirement plans and is expected to be in the 2.5% to 3.5% range.

Performing Branches in U.S.
Performing branches is an internal profitability metric we use to measure our U.S. operations.  We considered 45% of our branches to be performing branches in the U.S. at the end of 2013.  Our goal is to increase performing branches to 75% by the end of 2016.

See page 28 for a summary of our 2014 Outlook.

Segment Operating Results
Segment Review
First Quarter 2014 versus First Quarter 2013

GAAP
			Acquisitions /
		Organic	Dispositions	Currency		% Change
(In millions)	1Q '13	Change	(a)	(b)	1Q '14	Total	Organic
Revenues:
Latin America	$412.9	94.4	-	(68.9)	438.4	6	23
EMEA	277.8	12.0	-	8.2	298.0	7	4
North America	223.2	1.1	-	(4.2)	220.1	(1)	-
Asia Pacific	36.6	0.7	-	(2.2)	35.1	(4)	2
Total	$950.5	108.2	-	(67.1)	991.6	4	11

Operating profit:
Latin America	$23.4	22.9	-	(121.1)	(74.8)	unfav	98
EMEA	8.6	5.9	-	0.3	14.8	72	69
North America	(2.0)	3.3	-	(0.2)	1.1	fav	fav
Asia Pacific	4.3	0.2	-	(0.1)	4.4	2	5
Segment operating profit	34.3	32.3	-	(121.1)	(54.5)	unfav	94
Non-segment	(17.0)	0.1	(1.1)	-	(18.0)	6	(1)
Total	$17.3	32.4	(1.1)	(121.1)	(72.5)	unfav	fav

Segment operating margin:
Latin America	5.7%				(17.1%)
EMEA	3.1%				5.0%
North America	(0.9%)				0.5%
Asia Pacific	11.7%				12.5%
Segment operating margin	3.6%				(5.5%)

Non-GAAP
			Acquisitions /
		Organic	Dispositions	Currency		% Change
(In millions)	1Q '13	Change	(a)	(b)	1Q '14	Total	Organic
Revenues:
Latin America	$412.9	94.4	-	(68.9)	438.4	6	23
EMEA	277.8	12.0	-	8.2	298.0	7	4
North America	223.2	1.1	-	(4.2)	220.1	(1)	-
Asia Pacific	36.6	0.7	-	(2.2)	35.1	(4)	2
Total	$950.5	108.2	-	(67.1)	991.6	4	11

Operating profit:
Latin America	$37.1	23.6	-	(12.7)	48.0	29	64
EMEA	8.6	5.9	-	0.3	14.8	72	69
North America	0.9	1.6	-	(0.2)	2.3	fav	fav
Asia Pacific	4.3	0.2	-	(0.1)	4.4	2	5
Segment operating profit	50.9	31.3	-	(12.7)	69.5	37	61
Non-segment	(7.6)	(5.6)	-	-	(13.2)	74	74
Total	$43.3	25.7	-	(12.7)	56.3	30	59

Segment operating margin:
Latin America	9.0%				10.9%
EMEA	3.1%				5.0%
North America	0.4%				1.0%
Asia Pacific	11.7%				12.5%
Segment operating margin	5.4%				7.0%

Amounts may not add due to rounding.

(a)	Includes operating results and gains/losses on acquisitions, sales and exits of businesses.
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

Segment Review
First Quarter 2014 versus First Quarter 2013

Total Segment Operating Profit

GAAP
Revenue increased 4% to $991.6 million due primarily to organic growth of 23% in our Latin America segment partially offset by unfavorable changes in currency exchange rates.

Cost of revenues remained flat at $795.6 million as higher freight and equipment costs were offset by lower security losses due to the February 2013 robbery in Brussels, Belgium ($18.7 million in 2013).  Selling, general and administrative costs increased 10% to $145.4 million due to higher labor costs and the timing of annual incentive grants.

Segment operating profit decreased to a loss of $54.5 million reflecting the negative impact of changes in currency exchange rates, partially offset by higher organic profits in both our Latin America and EMEA segment.  First quarter 2014 includes a $121.9 million charge related to the remeasurement of net monetary assets due to a devaluation of Venezuela currency versus a charge of $13.4 million in 2013.  First quarter 2013 results included a charge of $18.7 million related to a robbery in Brussels, Belgium.  This charge impacted the Latin America segment by $5.9 million, the EMEA segment by $8.5 million, the North America segment by $3.5 million and Asia Pacific by $0.8 million.

Non-GAAP
The analysis of Non-GAAP revenues is the same as the analysis of GAAP revenues.

Segment operating profit increased 37% ($18.6 million) reflecting higher profits in both our Latin America and EMEA segments.  2013 results included a charge of $18.7 million related to the robbery in Brussels, Belgium.  This charge impacted the Latin America segment by $5.9 million, the EMEA segment by $8.5 million, the North America segment by $3.5 million and Asia Pacific by $0.8 million.

Latin America

GAAP
Revenue in Latin America increased 6% ($25.5 million) due to organic growth of 23% ($94.4 million) driven by inflation-based price increases in Venezuela, Brazil and Argentina, partially offset by an unfavorable currency impact ($68.9 million).

Latin America had an operating loss of $74.8 million compared to operating profit of $23.4 million in 2013 due to unfavorable currency impact, including a larger charge for the remeasurement of net monetary assets in Venezuela in 2014 versus 2013 ($108.5 million) partially offset by a 98% organic increase from improved organic results in Venezuela, Brazil and Argentina, in addition to lower security costs.

Non-GAAP
The analysis of Latin America Non-GAAP revenues is the same as the analysis of GAAP revenues.

Latin America operating profit increased 29% ($10.9 million) due primarily to a 64% organic increase due to higher profits in Venezuela, Brazil and Argentina and lower security costs, partially offset by unfavorable currency impact.

EMEA

GAAP and Non-GAAP
EMEA revenues increased 7% ($20.2 million) due to 4% organic revenue growth ($12.0 million) and a favorable currency impact ($8.2 million).  Organic growth was driven by increased volumes in Global Services, Russia and Ireland.

EMEA operating profit increased 72% ($6.2 million) due to lower security costs and lower headquarters costs, partially offset by lower profits in the United Kingdom and Switzerland.

North America

GAAP
Revenues in North America were down 1% due to unfavorable currency impact ($4.2 million).

Operating profit increased $3.1 million due to lower security costs, lower pension costs and improvement from cost efficiency measures, which were partially offset by lower CIT demand and continued pricing pressure in the U.S.

Non-GAAP
The analysis of North America Non-GAAP revenues is the same as the analysis of North America GAAP revenues.

Operating profit increased $1.4 million due to lower security costs and improvement from cost efficiency measures, which were partially offset by lower CIT demand and continued pricing pressure in the U.S.

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

Asia Pacific

GAAP and Non-GAAP
Revenue in Asia Pacific decreased 4% ($1.5 million) due mainly to an unfavorable currency impact ($2.2 million).

Operating profit was flat.

Non-segment Income (Expense)

GAAP	Three Months
	Ended March 31,		%
(In millions)	2014	2013	change

General and administrative	$(13.5)	(8.0)	69
Retirement costs (primarily former operations)	(4.8)	(10.5)	(54)
Gains on business acquisitions and dispositions	-	1.1	(100)
Royalty income	0.3	0.4	(25)
Non-segment income (expense)	$(18.0)	(17.0)	6

Non-segment expenses in the first quarter of 2014 were $1.0 million higher than 2013.  This is mainly due to:
•	higher general administrative costs ($5.5 million) driven by
o	higher incentive pay expense ($3.6 million), primarily due to the timing of incentive plan grants and
o	a 2013 benefit reversal ($2.4 million)
•	a 2013 gain related to a favorable purchase price adjustment on the 2010 Mexico acquisition ($1.1 million)
partially offset by
•	lower retirement costs ($5.7 million).

Outlook for 2014
We estimate that non-segment expenses on a GAAP basis will be $64 million in 2014, a decrease from 2013 primarily as a result of lower retirement costs.  See page 28 for a summary of our 2014 Outlook.

Non-GAAP	Three Months
	Ended March 31,		%
(In millions)	2014	2013	change

General and administrative	$(13.5)	(8.0)	69
Royalty income	0.3	0.4	(25)
Non-segment income (expense)	$(13.2)	(7.6)	74

Non-segment expenses on a Non-GAAP basis in the first quarter of 2014 were $5.6 million higher than 2013 mainly due to higher general and administrative costs ($5.5 million) driven by higher incentive pay expense ($3.6 million), primarily due to the timing of incentive plan grants, and a 2013 benefit reversal ($2.4 million).

Outlook for 2014
We estimate that non-segment expenses on a Non-GAAP basis will be $45 million in 2014, up slightly from 2013.  See page 28 for a summary of our 2014 Outlook.

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

From time to time, we use foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At March 31, 2014, the notional value of our shorter term outstanding foreign currency contracts was $55.1 million with average contract maturities of approximately 1 month.  These shorter term foreign currency contracts primarily offset exposures in the Mexican peso and Euro.  Additionally, these shorter term contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings.  We recognized losses of $0.4 million on these foreign currency contracts in the first quarter of 2014.  At March 31, 2014, the fair value of these shorter term foreign currency contracts was not significant.

We also have a longer term cross currency swap contract to hedge exposure in Brazilian real which is designated as a cash flow hedge for accounting purposes.  At March 31, 2014, the notional value of this longer term contract was $21.1 million with a weighted average maturity of 2.3 years.  We recognized net losses of $0.9 million on this contract, of which losses of $0.7 million were included in other operating income (expense) to offset transaction gains of $0.7 million and expenses of $0.2 million were included in interest and other income (expense) in the first quarter of 2014.  At March 31, 2014, the fair value of the longer term cross currency swap was a net asset of $3.6 million.

See note 1 to the consolidated financial statements for a description of Venezuelan government currency processes and restrictions, their effect on our operations, and how we account for currency remeasurement for our Venezuelan subsidiaries.

Other Operating Income (Expense)

Other operating income (expense) includes segment and non-segment other operating income and expense.

	Three Months
	Ended March 31,		%
(In millions)	2014	2013	change

Share in earnings of equity affiliates	$1.4	1.7	(18)
Gains on business acquisitions and dispositions	-	1.1	(100)
Gains on sale of property and other assets	0.3	0.3	-
Royalty income	0.3	0.4	(25)
Foreign currency items:
Transaction losses	(124.8)	(12.2)	unfav
Hedge losses	(0.4)	(0.4)	-
Other	0.1	0.4	(75)
Other operating income (expense)	$(123.1)	(8.7)	unfav

Other operating expense increased in the first quarter of 2014 primarily as a result of the remeasurement of net monetary assets in Venezuela due to the adoption of the government’s SICAD II currency exchange process.  See note 1 to the consolidated financial statements for a description of the change in currency exchange processes and rates in Venezuela.  The published rate for bolivars at March 31, 2014, under the SICAD II process was 50 bolivars to the U.S. dollar, compared to the Venezuelan government official rate of 6.3 previously used to remeasure bolivars into U.S. dollars.  The change represents an 87% reduction in value of net monetary assets denominated in bolivars when expressed in U.S. dollars.  Net monetary assets denominated in bolivars were $23.5 million at March 31, 2014.

Nonoperating Income and Expense

Interest expense

	Three Months
	Ended March 31,		%
(In millions)	2014	2013	change

Interest expense	$5.8	5.9	(2)

Outlook for 2014
We expect our interest expense to be between $25 million and $27 million in 2014. See page 28 for a summary of our 2014 outlook.

Interest and other income (expense)

	Three Months
	Ended March 31,		%
(In millions)	2014	2013	change

Interest income	$0.9	0.6	50
Gain on sale of available-for-sale securities	0.1	0.2	(50)
Foreign currency hedge losses	(0.2)	(0.2)	-
Other	(1.1)	-	unfav
Interest and other income (expense)	$(0.3)	0.6	unfav

Outlook for 2014
We expect interest and other income (expense) to be between $1 million and $2 million of income in 2014. See page 28 for a summary of our 2014 outlook.

Income Taxes

	Three Months
	Ended March 31,
	2014	2013

Continuing operations
Provision for income taxes (in millions)	$9.0	5.4
Effective tax rate	(11.5)%	45.0%

2014 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first quarter of 2014 was negative and less than the 35% U.S. statutory tax rate primarily due to the significant remeasurement charge resulting from the currency devaluation in Venezuela in the first quarter.  This remeasurement charge caused our first quarter before tax earnings to be negative and is largely nondeductible for tax purposes.  Excluding the aforementioned Venezuela remeasurement charge and associated tax implications, our effective tax rate on continuing operations in the first quarter is 37%.

2013 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first quarter of 2013 was higher than the 35% U.S. statutory tax rate primarily due to a nondeductible remeasurement charge resulting from the effects of currency devaluation in Venezuela.

Outlook for 2014
Due to the significant non-deductible Venezuela remeasurement charge, tax expense is projected to be more than income from continuing operations before tax on a GAAP basis, resulting in a tax rate in excess of 100%.  On a Non GAAP basis, the effective income tax rate for 2014 is expected to be between 36% and 39%.  Our effective tax rate may fluctuate materially from these estimates due to changes in the Venezuela foreign exchange rate (SICAD II), permanent book-tax differences, changes in the expected geographical mix of earnings, changes in current or deferred taxes due to legislative changes, changes in valuation allowances or accruals for contingencies and other factors.  See page 28 for a summary of our 2014 outlook.

Noncontrolling Interests

	Three Months
	Ended March 31,		%
(In millions)	2014	2013	change

Net income (loss) attributable to noncontrolling interests	$(29.2)	3.7	unfav

The net loss attributable to noncontrolling interests in the first quarter of 2014 was primarily due to the currency remeasurement charge of our Venezuelan subsidiary as a result of the remeasurement of net monetary assets using the SICAD II currency exchange rate at March 31, 2014.  See note 1 to the consolidated financial statements for more information about the currency remeasurement of our Venezuelan subsidiaries.  Remeasurement losses were $121.9 million in the first quarter of 2014 and $13.4 million in the first quarter of 2013.  The after-tax effect of these losses attributable to noncontrolling interests were $39.7 million in the first quarter of 2014 and $4.7 million in the first quarter of 2013.

Outlook for 2014
We expect the net loss attributable to noncontrolling interests to be $21 million to $25 million on a GAAP basis in 2014 as compared to net income of $24 million in 2013.  The 2014 loss attributable to noncontrolling interests is due to the remeasurement of net monetary assets in the first quarter for Venezuela.

We expect the net income attributable to noncontrolling interests to be $15 million to $19 million on a Non-GAAP basis in 2014 as compared to $29 million in 2013.  The lower income attributable to noncontrolling interests in 2014 is due to lower forecasted U.S. dollar earnings for Venezuela in the last nine months of 2014 as a result of less-favorable rates used to translate local results.  See page 28 for a summary of our 2014 Outlook.

Outlook

	GAAP		Non-GAAP
(In millions except as noted)	Full-Year	Full-Year 2014	Full-Year	Full-Year 2014
	2013	Estimate	2013	Estimate

Organic revenue growth
Latin America	17%	21 – 23%	17%	21 – 23%
EMEA	2	0 – 2	2	0 – 2
North America	1	0 – 2	1	0 – 2
Asia Pacific	11	5 – 7	11	5 – 7
Total	8	8 – 10	8	8 – 10

Currency impact on revenue
Latin America	(9)%	(32) – (36)%	(9)%	(32) – (36)%
EMEA	2	1 – 3	2	1 – 3
North America	(1)	flat	(1)	flat
Asia Pacific	(5)	(1) – (3)	(5)	(1) – (3)
Total	(3)	(14) – (16)	(3)	(14) – (16)

Total revenues	$3,942	~3.7 billion	$3,942	~3.7 billion

Segment margin
Latin America(a)	8.7%	0 – (2.0)%	9.8%	7.0 – 9.0%
EMEA	6.9	6.0 – 8.0	6.9	6.0 – 8.0
North America(b)	0.5	1.5 – 2.5	1.8	2.5 – 3.5
Asia Pacific	11.5	9.5 – 11.5	12.2	9.5 – 11.5
Total	6.4	~3	7.2	~6.5

Non-segment expense:
General and administrative	$45	47	$45	47
Retirement plans(b)	41	19	-	-
Acquisition gains(c)	(3)	-	-	-
Royalty income	(2)	(2)	(2)	(2)
Non-segment expense	$81	64	$43	45

Effective income tax rate(a)	35%	100%+	33%	36% – 39%

Interest expense	$25	25 – 27	$25	25 – 27

Interest and other income (expense)	$2	1 – 2	$2	1 – 2

Net income (loss) attributable to
noncontrolling interests(a)	$24	(21) – (25)	$29	15 – 19

Fixed assets acquired:
Capital expenditures	$178	160 – 170	$178	160 – 170
Capital leases(d)	5	15	5	15
Total	$183	175 – 185	$183	175 – 185

Depreciation and amortization	$174	180 – 185	$174	180 – 185

Amounts may not add due to rounding.

(a)	Remeasurement losses on net monetary assets in Venezuela ($122 million in 2014 and $13 million in 2013) have been excluded from Non-GAAP and Adjusted Non-GAAP results.
(b)
Costs related to U.S. retirement plans have been excluded from Non-GAAP and Adjusted Non-GAAP results including $12 million in 2013 and $5 million in 2014 related to North America, and $41 million in 2013 and $19 million in 2014 related to Non-segment expense.

(c)	Acquisition gains and losses are excluded from Non-GAAP results.
(d)	Includes capital leases for newly acquired assets only.

For more information about our outlook, see:
•	pages 19 – 20 for organic revenue growth
•	pages 19 – 20 for segment operating margin
•	page 24 for non-segment expenses
•	page 26 for interest expense
•	page 26 for interest income and other income (expense)
•	page 27 for effective income tax rate
•	page 27 for net income attributable to noncontrolling interests
•	page 35 for fixed assets acquired, depreciation and amortization

Supplemental Outlook Information – Non-GAAP Adjusted for Venezuela Results at 50 Bolivars per USD

Adjusted Non-GAAP
(In millions excepted as noted)		Full-Year 2014
Estimate

Organic revenue growth
Latin America		12 – 14%
EMEA		0 – 2
North America		0 – 2
Asia Pacific		5 – 7
Total		4 – 6

Currency impact on revenue
Latin America		(7) – (9)%
EMEA		1 – 3
North America		flat
Asia Pacific		(1) – (3)
Total		(2) – (4)

Total revenues	$	~3.6 billion

Segment margin
Latin America(a)		5.0 – 7.0%
EMEA		6.0 – 8.0
North America(b)		2.5 – 3.5
Asia Pacific		9.5 – 11.5
Total		~6

Non-segment expense:
General and administrative		$47
Royalty income		(2)
Non-segment expense(b)(c)		$45

Effective income tax rate(a)		40% – 43%

Interest expense		$25 – 27

Interest and other income (expense)		$1 – 2

Net income attributable to
noncontrolling interests(a)		$6 – 10

Fixed assets acquired:
Capital expenditures		$160 – 170
Capital leases(d)		15
Total		$175 – 185

Depreciation and amortization		$180 – 185

Amounts may not add due to rounding. See page 28 for notes.

Non-GAAP and Adjusted Non-GAAP Results – Reconciled to Amounts Reported under GAAP

Non-GAAP and Adjusted Non-GAAP results described in this filing are financial measures that are not required by, or presented in accordance with GAAP.

Purpose of Non-GAAP and Adjusted Non-GAAP Information

The purpose of the Non-GAAP information is to report our financial information:
•	excluding retirement expenses related to frozen retirement plans and retirement plans from former operations,
•	without certain other income and expense items, and
•	to adjust the quarterly Non-GAAP tax rates so that the Non-GAAP tax rate in each of the quarters is equal to the full-year Non-GAAP tax rate.

The purpose of Adjusted Non-GAAP results is to report historical Non-GAAP financial information assuming that our Venezuelan operations had been remeasured using a rate of 50 bolivars to the U.S. dollar.

The Non-GAAP and Adjusted Non-GAAP information provides information to assist comparability and estimates of future performance.  We believe these measures are helpful in assessing operations and estimating future results and enable period-to-period comparability of financial performance.  In addition, we believe the measures will help investors assess the ongoing operations.  Non-GAAP and Adjusted Non-GAAP results should not be considered as an alternative to revenue, income or earnings per share amounts determined in accordance with GAAP and should be read in conjunction with their GAAP counterparts.

(In millions, except for per share amounts)	GAAP Basis	Net Monetary Asset Re-measurement Losses in Venezuela (a)	Employee Benefit Settlement Losses (b)	U.S. Retirement Plans (c)	Adjust Income Tax Rate (d)	Non-GAAP Basis	Adjust Venezuela to 50 Bolivars to the U.S. Dollar (e)	Adjusted Non-GAAP Basis (f)
	First Quarter 2014

Revenues:
Latin America	$438.4	-	-	-	-	438.4	(113.1)	325.3
EMEA	298.0	-	-	-	-	298.0	-	298.0
North America	220.1	-	-	-	-	220.1	-	220.1
Asia Pacific	35.1	-	-	-	-	35.1	-	35.1
Revenues	$991.6	-	-	-	-	991.6	(113.1)	878.5

Operating profit:
Latin America	$(74.8)	121.9	0.9	-	-	48.0	(29.8)	18.2
EMEA	14.8	-	-	-	-	14.8	-	14.8
North America	1.1	-	-	1.2	-	2.3	-	2.3
Asia Pacific	4.4	-	-	-	-	4.4	-	4.4
Segment operating profit	(54.5)	121.9	0.9	1.2	-	69.5	(29.8)	39.7
Non-segment	(18.0)	-	-	4.8	-	(13.2)	-	(13.2)
Operating profit	$(72.5)	121.9	0.9	6.0	-	56.3	(29.8)	26.5

Amounts attributable to Brink’s:
Income from continuing operations	$(58.4)	74.0	0.6	3.8	1.2	21.2	(10.6)	10.6
Diluted EPS – continuing operations	(1.19)	1.51	0.01	0.08	0.02	0.43	(0.22)	0.22

Amounts may not add due to rounding.

(a)	To eliminate currency exchange losses related to Venezuela. See (e) below.
(b)	To eliminate employee benefit settlement losses in Mexico.
(c)	To eliminate expenses related to U.S. retirement plans.
(d)
To adjust effective income tax rate in the interim period to be equal to the midpoint of the estimated range of the full-year Non-GAAP effective income tax rate.  The midpoint of the estimated range of the full-year Non-GAAP effective tax rate for 2014 is 37.5%.

(e)
Effective March 24, 2014, Brink’s began remeasuring its Venezuelan operating results using currency exchange rates reported under a newly established currency exchange process in Venezuela (the “SICAD II process”).  The rate published for this process averaged 51 for the last 7 days in March 2014 and was 50 at March 31, 2014. This adjustment reflects a hypothetical remeasurement of Brink’s Venezuela’s first quarter 2014 revenue and operating results using a rate of 50 bolivars to the U.S. dollar, which approximates the rate observed in the new SICAD II currency exchange process in March 2014.

(f)	Non-GAAP results adjusted for Venezuelan results at 50 bolivars per U.S. dollar.

Non-GAAP and Adjusted Non-GAAP(g) Results – Reconciled to Amounts Reported under GAAP (Continued)

(In millions, except for per share amounts)	GAAP Basis	Gains and Losses on Acquisitions and Dispositions (a)	Net Monetary Asset Re-measurement Losses in Venezuela (b)	Employee Benefit Settlement Losses (c)	U.S. Retirement Plans (d)	Adjust Income Tax Rate (e)	Non-GAAP Basis	Adjust Venezuela to 50 Bolivars to the U.S. Dollar (f)	Adjusted Non-GAAP Basis (g)
	First Quarter 2013

Revenues:
Latin America	$412.9	-	-	-	-	-	412.9	(84.5)	328.4
EMEA	277.8	-	-	-	-	-	277.8	-	277.8
North America	223.2	-	-	-	-	-	223.2	-	223.2
Asia Pacific	36.6	-	-	-	-	-	36.6	-	36.6
Revenues	$950.5	-	-	-	-	-	950.5	(84.5)	866.0

Operating profit:
Latin America	$23.4	-	13.4	0.3	-	-	37.1	(19.5)	17.6
EMEA	8.6	-	-	-	-	-	8.6	-	8.6
North America	(2.0)	-	-	-	2.9	-	0.9	-	0.9
Asia Pacific	4.3	-	-	-	-	-	4.3	-	4.3
Segment operating profit	34.3	-	13.4	0.3	2.9	-	50.9	(19.5)	31.4
Non-segment	(17.0)	(1.1)	-	-	10.5	-	(7.6)	-	(7.6)
Operating profit	$17.3	(1.1)	13.4	0.3	13.4	-	43.3	(19.5)	23.8

Amounts attributable to Brink’s:
Income from continuing operations	$2.9	(1.1)	8.4	0.2	8.2	0.1	18.7	(9.5)	9.2
Diluted EPS – continuing operations	0.06	(0.02)	0.17	-	0.17	-	0.38	(0.19)	0.19

	Second Quarter 2013

Revenues:
Latin America	$413.6	-	-	-	-	-	413.6	(83.9)	329.7
EMEA	293.4	-	-	-	-	-	293.4	-	293.4
North America	226.3	-	-	-	-	-	226.3	-	226.3
Asia Pacific	36.6	-	-	-	-	-	36.6	-	36.6
Revenues	$969.9	-	-	-	-	-	969.9	(83.9)	886.0

Operating profit:
Latin America	$24.4	-	-	0.5	-	-	24.9	(10.1)	14.8
EMEA	18.7	-	-	-	-	-	18.7	-	18.7
North America	6.3	-	-	-	2.9	-	9.2	-	9.2
Asia Pacific	5.0	-	-	-	-	-	5.0	-	5.0
Segment operating profit	54.4	-	-	0.5	2.9	-	57.8	(10.1)	47.7
Non-segment	(21.6)	-	-	-	10.2	-	(11.4)	-	(11.4)
Operating profit	$32.8	-	-	0.5	13.1	-	46.4	(10.1)	36.3

Amounts attributable to Brink’s:
Income from continuing operations	$13.2	-	-	0.4	7.7	1.5	22.8	(6.7)	16.1
Diluted EPS – continuing operations	0.27	-	-	0.01	0.16	0.03	0.47	(0.14)	0.33

Amounts may not add due to rounding.

See page 33 for footnote explanations.

Non-GAAP and Adjusted Non-GAAP(g) Results – Reconciled to Amounts Reported under GAAP (Continued)

(In millions, except for per share amounts)	GAAP Basis	Gains and Losses on Acquisitions and Dispositions (a)	Net Monetary Asset Re-measurement Losses in Venezuela (b)	Employee Benefit Settlement Losses (c)	U.S. Retirement Plans (d)	Adjust Income Tax Rate (e)	Non-GAAP Basis	Adjust Venezuela to 50 Bolivars to the U.S. Dollar (f)	Adjusted Non-GAAP Basis (g)
	Third Quarter 2013

Revenues:
Latin America	$423.8	-	-	-	-	-	423.8	(100.1)	323.7
EMEA	301.2	-	-	-	-	-	301.2	-	301.2
North America	222.5	-	-	-	-	-	222.5	-	222.5
Asia Pacific	34.9	-	-	-	-	-	34.9	-	34.9
Revenues	$982.4	-	-	-	-	-	982.4	(100.1)	882.3

Operating profit:
Latin America	$42.8	-	-	0.8	-	-	43.6	(21.9)	21.7
EMEA	32.1	-	-	-	-	-	32.1	-	32.1
North America	0.2	-	-	-	2.9	-	3.1	-	3.1
Asia Pacific	4.8	-	-	-	-	-	4.8	-	4.8
Segment operating profit	79.9	-	-	0.8	2.9	-	83.6	(21.9)	61.7
Non-segment	(20.7)	(0.9)	-	-	10.3	-	(11.3)	-	(11.3)
Operating profit	$59.2	(0.9)	-	0.8	13.2	-	72.3	(21.9)	50.4

Amounts attributable to Brink’s:
Income from continuing operations	$29.8	(0.9)	-	0.6	7.7	(1.8)	35.4	(12.6)	22.8
Diluted EPS – continuing operations	0.61	(0.02)	-	0.01	0.16	(0.04)	0.72	(0.26)	0.46

	Fourth Quarter 2013

Revenues:
Latin America	$470.4	-	-	-	-	-	470.4	(123.0)	347.4
EMEA	305.9	-	-	-	-	-	305.9	-	305.9
North America	226.4	-	-	-	-	-	226.4	-	226.4
Asia Pacific	36.7	-	-	-	-	-	36.7	-	36.7
Revenues	$1,039.4	-	-	-	-	-	1,039.4	(123.0)	916.4

Operating profit:
Latin America	$59.3	2.2	-	0.9	-	-	62.4	(23.3)	39.1
EMEA	22.1	-	-	-	-	-	22.1	-	22.1
North America	0.2	-	-	-	2.9	-	3.1	-	3.1
Asia Pacific	2.6	0.9	-	-	-	-	3.5	-	3.5
Segment operating profit	84.2	3.1	-	0.9	2.9	-	91.1	(23.3)	67.8
Non-segment	(21.8)	(0.8)	-	-	10.3	-	(12.3)	-	(12.3)
Operating profit	$62.4	2.3	-	0.9	13.2	-	78.8	(23.3)	55.5

Amounts attributable to Brink’s:
Income from continuing operations	$26.0	4.0	-	0.6	8.2	0.2	39.0	(11.2)	27.8
Diluted EPS – continuing operations	0.53	0.08	-	0.01	0.17	-	0.79	(0.23)	0.57

Amounts may not add due to rounding.

See page 33 for footnote explanations.

Non-GAAP and Adjusted Non-GAAP(g) Results – Reconciled to Amounts Reported under GAAP (Continued)

(In millions, except for per share amounts)	GAAP Basis	Gains and Losses on Acquisitions and Dispositions (a)	Net Monetary Asset Re-measurement Losses in Venezuela (b)	Employee Benefit Settlement Losses (c)	U.S. Retirement Plans (d)	Adjust Income Tax Rate (e)	Non-GAAP Basis	Adjust Venezuela to 50 Bolivars to the U.S. Dollar (f)	Adjusted Non-GAAP Basis (g)
	Full Year 2013
Revenues:
Latin America	$1,720.7	-	-	-	-	-	1,720.7	(391.5)	1,329.2
EMEA	1,178.3	-	-	-	-	-	1,178.3	-	1,178.3
North America	898.4	-	-	-	-	-	898.4	-	898.4
Asia Pacific	144.8	-	-	-	-	-	144.8	-	144.8
Revenues	$3,942.2	-	-	-	-	-	3,942.2	(391.5)	3,550.7

Operating profit:
Latin America	$149.9	2.2	13.4	2.5	-	-	168.0	(74.8)	93.2
EMEA	81.5	-	-	-	-	-	81.5	-	81.5
North America	4.7	-	-	-	11.6	-	16.3	-	16.3
Asia Pacific	16.7	0.9	-	-	-	-	17.6	-	17.6
Segment operating profit	252.8	3.1	13.4	2.5	11.6	-	283.4	(74.8)	208.6
Non-segment	(81.1)	(2.8)	-	-	41.3	-	(42.6)	-	(42.6)
Operating profit	$171.7	0.3	13.4	2.5	52.9	-	240.8	(74.8)	166.0

Amounts attributable to Brink’s:
Income from continuing operations	$71.9	2.0	8.4	1.8	31.8	-	115.9	(40.0)	75.9
Diluted EPS – continuing operations	1.47	0.04	0.17	0.04	0.65	-	2.37	(0.82)	1.55

Amounts may not add due to rounding.

(a)	To eliminate:
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

•	a $2.6 million tax adjustment related to the Belgium disposition.
(b)	To eliminate currency exchange losses related to a 16% devaluation of the official exchange rate in Venezuela from 5.3 to 6.3 bolivars to the U.S. dollar in February 2013.
(c)	To eliminate employee benefit settlement losses in Mexico.
(d)	To eliminate expenses related to U.S. retirement plans.
(e)	To adjust effective income tax rate in the interim period to be equal to the full-year Non-GAAP effective income tax rate. The full-year Non-GAAP effective tax rate for 2013 is 33.3%.
(f)
Effective March 24, 2014, Brink’s began remeasuring its Venezuelan operating results using currency exchange rates reported under a newly established currency exchange process in Venezuela (the “SICAD II process”).  The rate published for this process averaged 51 for the last 7 days in March 2014 and 50 at March 31, 2014. This adjustment reflects a hypothetical remeasurement of Brink’s Venezuela’s 2013 revenue and operating results using a rate of 50 bolivars to the U.S. dollar, which approximates the rate observed in the new SICAD II currency exchange process in March 2014.  Losses that would have been recognized in 2013 had Brink’s used a rate of 50 bolivars to the U.S. dollar to remeasure its net monetary assets have been excluded from this adjustment and the Adjusted Non-GAAP results.

(g)	Non-GAAP results adjusted for Venezuelan results at 50 bolivars per U.S. dollar.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows from operating activities increased by $27.3 million in the first three months of 2014 as compared to the first three months of 2013.  Cash used for investing activities decreased by $16.7 million in the first three months of 2014 compared to the first three months of 2013 as a result of a decrease in cash used for business acquisitions and a decrease in capital expenditures partially offset by a decrease in proceeds from the sale of available-for-sale securities.  Cash also decreased $93.0 million in 2014 as a result of a change in the exchange rate we used to remeasure net monetary assets in Venezuela (see note 1 to the consolidated financial statements).  We financed our liquidity needs in the first three months of 2014 with our revolving credit facility and short-term borrowings.

We entered into a new master lease agreement in late 2009 to finance the acquisition of new armored vehicles in the U.S.  Vehicles acquired under the 2009 lease agreement have been accounted for as capital leases.  Vehicles acquired under the previous lease agreement were accounted for as operating leases.

Operating Activities

	Three Months
	Ended March 31,		$
(In millions)	2014	2013	change

Cash flows from operating activities
Non-GAAP basis	$23.2	(6.0)	29.2
Increase (decrease) in certain customer obligations(a)	6.4	16.8	(10.4)
Discontinued operations(b)	1.0	(7.5)	8.5
GAAP basis	$30.6	3.3	27.3

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

“Non-GAAP cash flows from operating activities” is a supplemental financial measure that is not required by, or presented in accordance with GAAP.  The purpose of the Non-GAAP cash flows from operating activities is to report financial information excluding the impact of cash received and processed in certain of our secure Cash Management Services operations, and without cash flows from discontinued operations.  We believe this measure is helpful in assessing cash flows from operations, enable period-to-period comparability and are useful in predicting future operating cash flows.  Non-GAAP cash flows from operating activities should not be considered as an alternative to cash flows from operating activities determined in accordance with GAAP and should be read in conjunction with our consolidated statements of cash flows.

GAAP
Operating cash flows increased by $27.3 million in the first three months of 2014 compared to the same period in 2013.  The increase was primarily due to an increase in operating profit (excluding the effect of Venezuela remeasurement losses, and an increase in cash provided by discontinued operations, partially offset by less cash provided from changes in customer obligations of certain of our secure Cash Management Services operations (cash held for customers increased by $6.4 million in the first quarter of 2014 compared to an increase of $16.8 million in the same 2013 period).

Non-GAAP
Cash flows from operating activities increased by $29.2 million on a Non-GAAP basis in the first three months of 2014 as compared to the same period in 2013.  The increase was primarily due to an increase in operating profit (excluding the effect of Venezuela remeasurement losses).

Investing Activities

	Three Months
	Ended March 31,		$
(In millions)	2014	2013	change

Cash flows from investing activities
Capital expenditures	$(24.3)	(33.4)	9.1
Acquisitions	-	(19.0)	19.0
Proceeds from the sale of available-for-sale securities	0.2	9.3	(9.1)
Other	0.2	0.1	0.1
Discontinued operations	(4.7)	(2.3)	(2.4)
Investing activities	$(28.6)	(45.3)	16.7

Cash used by investing activities decreased by $16.7 million in the first three months of 2014 versus the first three months of 2013.  The decrease was primarily due to $19.0 million in cash used for business acquisitions in 2013 and a decrease in capital expenditures of $9.1 million.  Acquisitions of noncontrolling interests of subsidiaries ($18.5 million in 2013) are included in the financing section of our cash flow statement.

Capital expenditures and depreciation and amortization were as follows:

	Three Months
	Ended March 31,		$	Full Year	Outlook
(In millions)	2014	2013	change	2013	2014

Property and equipment acquired during the period
Capital expenditures:
Latin America	$10.4	18.4	(8.0)	88.7	(a)
EMEA	5.4	7.8	(2.4)	33.9	(a)
North America	7.6	6.3	1.3	52.1	(a)
Asia Pacific	0.9	0.9	-	3.0	(a)
Capital expenditures	$24.3	33.4	(9.1)	177.7	160 – 170

Capital leases(b):
Latin America	$1.3	-	1.3	0.9	(a)
North America	-	-	-	4.6	(a)
Capital leases	$1.3	-	1.3	5.5	15

Total:
Latin America	$11.7	18.4	(6.7)	89.6	(a)
EMEA	5.4	7.8	(2.4)	33.9	(a)
North America	7.6	6.3	1.3	56.7	(a)
Asia Pacific	0.9	0.9	-	3.0	(a)
Total	$25.6	33.4	(7.8)	183.2	175 – 185

Depreciation and amortization
Latin America	$16.1	14.7	1.4	60.8	(a)
EMEA	11.3	11.3	-	48.8	(a)
North America	14.9	14.6	0.3	58.2	(a)
Asia Pacific	1.3	1.5	(0.2)	5.8	(a)
Depreciation and amortization	$43.6	42.1	1.5	173.6	180 – 185

(a)	Not provided
(b)
Represents the amount of property and equipment acquired using capital leases.  Because the assets are acquired without using cash, the acquisitions are not reflected in the consolidated cash flow statement.  Amounts are provided here to assist in the comparison of assets acquired in the current year versus prior years.  Sales leaseback transactions are excluded from "Capital leases" in this table

Since 2011, we have increased our spending on information technology to improve business process productivity, and we have reduced our maintenance capital expenditures for vehicles and facilities while continuing to focus on safety and security.  We continue to focus on maximizing asset utilization and maintenance of capital expenditures which has enabled us to reduce our annual spend to a level more in line with depreciation.  Our reinvestment ratio, which we define as the annual amount of capital expenditures divided by the annual amount of depreciation and amortization, was 1.0 for the twelve months ending March 31, 2014 compared to 1.3 for the twelve months ending March 31, 2013.

Capital expenditures in the first quarter of 2014 were primarily for information technology, machinery and equipment and Compusafe® equipment.

Financing Activities

Summary of financing activities

	Three Months
	Ended March 31,
(In millions)	2014	2013

Cash provided by financing activities
Borrowings and repayments:
Short-term debt	$(13.9)	43.0
Long-term revolving credit facilities	70.0	82.0
Other long-term debt	(10.7)	(7.4)
Borrowings (repayments)	45.4	117.6

Acquisition of noncontrolling interests in subsidiaries	-	(18.5)
Payment of acquisition-related obligation	-	(8.1)
Dividends attributable to:
Shareholders of Brink’s	(4.8)	(4.8)
Noncontrolling interests in subsidiaries	(0.1)	(0.2)
Other	(0.3)	(1.4)
Discontinued operations	-	0.9
Cash flows from financing activities	$40.2	85.5

Debt borrowings and repayments
Cash provided by financing activities decreased by $45.3 million in the first three months of 2014 compared to the first three months of 2013.  This decrease is primarily due to more cash borrowed to fund acquisitions in 2013.  In the first quarter of 2014, we borrowed from our revolving credit facilities and short-term debt to fund operating and investing activities.

Dividends
We paid dividends to Brink’s shareholders of $0.10 per share ($4.8 million) in the first quarter of 2014, similar to the prior year.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the board of directors.

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

Reconciliation of Net Debt to U.S. GAAP Measures

	March 31,	December 31,
(In millions)	2014	2013

Debt:
Short-term debt	$59.3	80.9
Long-term debt	421.6	355.1
Total Debt	480.9	436.0

Less:
Cash and cash equivalents	201.5	255.5
Amounts held by Cash Management Services operations(a)	(36.8)	(31.3)
Cash and cash equivalents available for general corporate purposes	164.7	224.2

Net Debt	$316.2	211.8

(a)
Title to cash received and processed in certain of our secure Cash Management Services operations transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources and in our computation of Net Debt.

Net Debt is a supplemental Non-GAAP financial measure that is not required by, or presented in accordance with GAAP.  We use Net Debt as a measure of our financial leverage.  We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage.  Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our consolidated balance sheets.  Set forth above is a reconciliation of Net Debt, a Non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP.   Net Debt excluding cash and debt in Venezuelan operations was $331 million at March 31, 2014, and $306 million at December 31, 2013.

Net Debt increased by $104 million primarily due to the adoption of the less favorable SICAD II exchange rate for currency held in Venezuelan bolivars during the first quarter of 2014.  See note 1 to the consolidated financial statements for more information.

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

Limitations on dividends from foreign subsidiaries.   A significant portion of our operations are outside the U.S. which may make it difficult to repatriate cash for use in the U.S.  See “Risk Factors” in Item 1A of our 2013 Form 10-K, for more information on the risks associated with having businesses outside the U.S.

Incremental taxes.  Of the $201.5 million of cash and cash equivalents at March 31, 2014, $136.1 million is held by subsidiaries that we consider to be permanently invested and for which we do not expect to repatriate to the U.S.  If we were to decide to repatriate this cash to the U.S., we may have to accrue and pay additional income taxes.  Given the number of foreign operations and the complexities of the tax law, it is not practical to estimate the potential tax liability, but the amount of taxes owed could be material depending on how and when the repatriation were to occur.

Venezuela.  We have $13.8 million of cash and cash equivalents denominated in Venezuelan bolivars (as remeasured at the published SICAD II rate of 50 bolivars to the U.S. dollar) at March 31, 2014.  We believe that the SICAD II process to convert bolivars (as described in note 1 to the consolidated financial statements) is the only method for which we are likely to receive U.S. dollars that we need to operate our business and to repatriate earnings.  The Venezuelan government has restricted conversions of bolivars into U.S. dollars in the past and may do so in the future.

Argentina.  We have $9.0 million in cash and cash equivalents denominated in Argentinean pesos at March 31, 2014.  The Argentinean government has, from time-to-time, imposed limits on the exchange of local pesos into U.S. dollars.  As a result, we have elected in the past and may elect in the future to repatriate cash from Argentina using alternative legal methods, which may result in less favorable exchange rates.

Pension contributions.  We have a significant underfunded U.S. pension plan that will be required to be funded in the future.  We currently expect to be able to fund pension contributions in the future with cash from operations and borrowings.  Estimated future contributions to our primary U.S. pension plan total $106.1 million based on assumptions as of December 31, 2013, including $22.5 million to be paid in the last nine months of 2014.

Debt
We have a $480 million unsecured revolving bank credit facility (the “Revolving Facility”) that matures in January 2017.  The Revolving Facility’s interest rate is based on LIBOR plus a margin, alternate base rate plus a margin, or competitive bid.  The Revolving Facility allows us to borrow or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility.  As of March 31, 2014, $289 million was available under the Revolving Facility.  Amounts outstanding under the Revolving Facility as of March 31, 2014, were denominated primarily in U.S. dollars and to a lesser extent in euros.

The margin on LIBOR borrowings under the Revolving Facility, which ranges from 0.9% to 1.575% depending on our credit rating, was 1.40% at March 31, 2014.  The margin on alternate base rate borrowings under the Revolving Facility ranges from 0.0% to 0.575%.  We also pay an annual facility fee on the Revolving Facility based on our credit rating.  The facility fee, which ranges from 0.10% to 0.30%, was 0.225% at March 31, 2014.

We have $100 million in unsecured notes issued through a private placement debt transaction (the “Notes”).  The Notes comprise $50 million in series A notes with a fixed interest rate of 4.57% and $50 million in series B notes with a fixed interest rate of 5.20%.  The Notes are due in January 2021 with principal payments under the series A notes to begin in January 2015.

As of March 31, 2014, we had three unsecured multi-currency revolving bank credit facilities totaling $60 million, of which $37 million was available.  A $20 million facility expires in May 2014, a $20 million facility expires in December 2015, and a $20 million facility expires in

February 2017.   Interest on these facilities is based on LIBOR plus a margin.  The margin ranges from 0.9% to 2.125%.  We also have the ability to borrow from other banks, at the banks’ discretion, under short-term uncommitted agreements.  Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

We have a $24 million unsecured committed credit facility that expires in April 2016.  Interest on this facility is based on LIBOR plus a margin, which ranges from 1.20% to 1.575%.  As of March 31, 2014, $24 million was available under the facility.

We have three unsecured letter of credit facilities totaling $179 million, of which $35 million was available at March 31, 2014.  A $54 million facility expires in December 2016, and an $85 million facility expires in June 2015, and a $40 million facility expires in December 2015.  The Revolving Facility and the multi-currency revolving credit facilities are also used for issuance of letters of credit and bank guarantees.

The Revolving Facility, the Notes, the unsecured multi-currency revolving bank credit facilities, the unsecured committed credit facility and the letter of credit facilities contain subsidiary guarantees and various financial and other covenants.  The financial covenants, among other things, limit our total indebtedness, limit priority debt, limit asset sales, limit the use of proceeds from asset sales and provide for minimum coverage of interest costs.  The credit agreements do not provide for the acceleration of payments should our credit rating be reduced.  If we were not to comply with the terms of our various credit agreements, the repayment terms could be accelerated and the commitments could be withdrawn.  An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  We were in compliance with all financial covenants at March 31, 2014.

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

Equity
At March 31, 2014, we had 100 million shares of common stock authorized and 48.4 million shares issued and outstanding.

U.S. Retirement Liabilities

Funded Status of U.S. Retirement Plans
	Actual	Actual	Projected
(In millions)	2013	1Q 2014	2-4Q 2014	2015	2016	2017	2018

U.S. pension plans
Beginning funded status	$(275.0)	(123.1)	(115.6)	(77.8)	(25.8)	33.1	83.1
Net periodic pension credit(a)	14.7	4.0	12.1	20.5	25.0	30.2	33.7
Payment from Brink’s:
Primary U.S. pension plan	13.0	3.4	22.5	28.9	31.6	18.7	4.4
Other U.S. pension plan	1.1	0.1	0.7	0.8	0.8	0.8	0.8
Benefit plan experience gain	123.1	-	2.5	1.8	1.5	0.3	-
Ending funded status	$(123.1)	(115.6)	(77.8)	(25.8)	33.1	83.1	122.0

UMWA plans
Beginning funded status	$(256.6)	(142.1)	(142.1)	(139.3)	(136.6)	(134.2)	(132.1)
Net periodic postretirement credit(a)	1.1	0.8	2.0	2.7	2.4	2.1	1.8
Prior service credit	55.7	-	-	-	-	-	-
Benefit plan experience gain	56.7	-	-	-	-	-	-
Other	1.0	(0.8)	0.8	-	-	-	-
Ending funded status	$(142.1)	(142.1)	(139.3)	(136.6)	(134.2)	(132.1)	(130.3)

Black lung and other plans
Beginning funded status	$(48.8)	(44.3)	(42.9)	(41.3)	(38.5)	(35.8)	(33.3)
Net periodic postretirement cost(a)	(1.7)	(0.5)	(1.4)	(1.7)	(1.6)	(1.5)	(1.4)
Payment from Brink’s	6.9	1.9	3.0	4.5	4.3	4.0	3.7
Other	(0.7)	-	-	-	-	-	-
Ending funded status	$(44.3)	(42.9)	(41.3)	(38.5)	(35.8)	(33.3)	(31.0)

(a)	Excludes amounts reclassified from accumulated other comprehensive income (loss).

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

The assumptions used to estimate our U.S. retirement obligations can be found in our Annual Report on Form 10-K for the year ended December 31, 2013.

Summary of Total Expenses Related to All U.S. Retirement Liabilities

This table summarizes actual and projected expense (income) related to U.S. retirement liabilities.  Most expenses are allocated to non-segment results, with the balance allocated to North American segment operations.

	Actual	Actual	Projected
(In millions)	2013	1Q 2014	2-4Q 2014	FY2014	2015	2016	2017	2018

U.S. pension plans	$30.5	3.2	9.6	12.8	4.0	(3.8)	(12.9)	(19.4)
UMWA plans	18.5	1.8	5.4	7.2	6.8	6.4	6.0	5.8
Black lung and other plans	3.9	1.0	3.0	4.0	3.8	3.7	3.6	2.9
Total	$52.9	6.0	18.0	24.0	14.6	6.3	(3.3)	(10.7)

Amounts allocated to:
North American segment	$11.6	1.2	3.4	4.6	1.2	(1.8)	(5.3)	(7.8)
Non-segment	41.3	4.8	14.6	19.4	13.4	8.1	2.0	(2.9)
Total	$52.9	6.0	18.0	24.0	14.6	6.3	(3.3)	(10.7)

Summary of Total Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants

This table summarizes actual and projected payments:
•	from Brink’s to U.S. retirement plans, and
•	from the plans to participants.

	Actual	Actual	Projected
(In millions)	2013	1Q 2014	2-4Q 2014	FY2014	2015	2016	2017	2018

Payments from Brink’s to U.S. Plans
Primary U.S. pension plan	$13.0	3.4	22.5	25.9	28.9	31.6	18.7	4.4
Other U.S. pension plan	1.1	0.1	0.7	0.8	0.8	0.8	0.8	0.8
Black lung and other plans	6.9	1.9	3.0	4.9	4.5	4.3	4.0	3.7
Total	$21.0	5.4	26.2	31.6	34.2	36.7	23.5	8.9

Payments from U.S. Plans to participants
U.S. pension plans	$44.1	11.1	36.6	47.7	48.9	50.0	51.5	53.1
UMWA plans	31.1	8.6	22.9	31.5	31.9	31.5	31.3	32.9
Black lung and other plans	6.9	1.9	3.0	4.9	4.5	4.3	4.0	3.7
Total	$82.1	21.6	62.5	84.1	85.3	85.8	86.8	89.7

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of the most recent measurement date.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

Contingent Matters

See note 11 to the consolidated financial statements for information about contingent matters at March 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We serve customers in more than 100 countries, including 43 countries where we operate subsidiaries.  These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates.  In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program.  Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the three months ended March 31, 2014.

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

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information

This document contains both historical and forward-looking information.  Words such as “anticipates,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “believes,” “potential,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, statements regarding future U.S. dollar transactions in Venezuela, the ability to obtain U.S. dollars in Venezuela and future Venezuela cash repatriations and 2014 revenue and profit for the Company’s Venezuela business, future required contributions to the primary U.S. pension plan and the use of cash to satisfy these obligations, the outcome of pending litigation and the anticipated financial effect of the disposition of legal matters, anticipated revenue, revenue growth and currency impact on revenue, and segment margin in 2014, anticipated results in each of the Company’s geographic operating segments, future acquisitions of property and equipment (including U.S. vehicle acquisitions through capital leases), anticipated depreciation, interest and rental expenses related to the U.S. fleet, anticipated non-segment expenses, anticipated interest expense, the anticipated annual effective tax rate for 2014 and our tax position and underlying assumptions, anticipated net income attributable to noncontrolling interests, anticipated fixed assets acquired, depreciation and amortization for 2014, the ability to meet our liquidity needs, repatriation of cash to the U.S., future payment of bonds issued by the Peninsula Ports Authority of Virginia, projected U.S. retirement plan contributions, costs and expenses, and projected black lung liability and U.S. retirement plan liabilities.  Forward-looking information in this document is subject to known and unknown risks, uncertainties and contingencies, which are difficult to predict or quantify, and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

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

•	the strength of the U.S. dollar relative to foreign currencies and foreign currency exchange rates,
•	the stability of the Venezuelan economy, changes in Venezuelan policy regarding foreign-owned businesses, and changes in exchange rates,
•	fluctuations in value of the Venezuelan bolivar,
•	regulatory and labor issues in many of our global operations, including negotiations with organized labor and the possibility of work stoppages,
•	our ability to identify and execute further cost and operational improvements and efficiencies in our core businesses,
•	our ability to integrate successfully recently acquired companies and improve their operating profit margins,
•	the actions of competitors,
•	our ability to identify, evaluate and pursue acquisitions and other strategic opportunities including those in the home security industry and emerging markets,
•	the willingness of our customers to absorb fuel surcharges and other future price increases,
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

This list of risks, uncertainties and contingencies is not intended to be exhaustive.  Additional factors that could cause our results to differ materially from those described in the forward-looking statements can be found under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2013 and in our other public filings with the Securities and Exchange Commission.  The forward looking information included in this document is representative only as of the date of this document, and The Brink’s Company undertakes no obligation to update any information contained in this document.

Part II - Other Information

Item 1.  Legal Proceedings

For a discussion of legal proceedings, see note 11 to the consolidated financial statements, “Contingent Matters,” in Part I, Item 1 of this Form 10-Q.

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

101
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2014, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Consolidated Balance Sheets at March 31, 2014, and December 31, 2013, (ii)  the Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) the Consolidated Statement of Equity for the three months ended March 31, 2014, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and (vi) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

April 29, 2014	By: /s/ Joseph W. Dziedzic
Joseph W. Dziedzic
(Vice President and
Chief Financial Officer)
(principal financial officer)