Form 10-Q
period 2014-06-30
BRINKS CO
filed 2014-07-28
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
Yes  ☐  No  ☒

As of July 22, 2014, 48,570,573 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements

THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In millions)	2014	2013

ASSETS

Current assets:
Cash and cash equivalents	$224.7	255.5
Accounts receivable, net	590.3	622.2
Prepaid expenses and other	138.7	153.0
Deferred income taxes	67.3	72.0
Total current assets	1,021.0	1,102.7

Property and equipment, net	730.3	758.7
Goodwill	242.9	240.2
Other intangibles	44.9	46.3
Deferred income taxes	248.1	251.7
Other	112.8	98.4

Total assets	$2,400.0	2,498.0

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$79.1	80.9
Current maturities of long-term debt	35.2	24.6
Accounts payable	181.9	185.6
Accrued liabilities	481.5	507.5
Total current liabilities	777.7	798.6

Long-term debt	413.8	330.5
Accrued pension costs	169.6	214.8
Retirement benefits other than pensions	182.8	186.0
Deferred income taxes	16.2	18.0
Other	134.9	170.6
Total liabilities	1,695.0	1,718.5

Contingent liabilities (notes 3, 4 and 11)

Equity:
The Brink’s Company (“Brink’s”) shareholders:
Common stock	48.5	48.4
Capital in excess of par value	579.4	566.4
Retained earnings	629.7	696.4
Accumulated other comprehensive loss	(602.0)	(617.3)
Brink’s shareholders	655.6	693.9

Noncontrolling interests	49.4	85.6

Total equity	705.0	779.5

Total liabilities and equity	$2,400.0	2,498.0

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions, except for per share amounts)	2014	2013	2014	2013

Revenues	$901.5	969.9	1,893.1	1,920.4

Costs and expenses:
Cost of revenues	754.6	792.3	1,550.2	1,584.9
Selling, general and administrative expenses	135.1	144.9	280.5	276.8
Total costs and expenses	889.7	937.2	1,830.7	1,861.7
Other operating income (expense)	(1.1)	0.1	(124.2)	(8.6)

Operating profit (loss)	10.7	32.8	(61.8)	50.1

Interest expense	(5.9)	(5.9)	(11.7)	(11.8)
Interest and other income (expense)	0.6	0.3	0.3	0.9
Income (loss) from continuing operations before tax	5.4	27.2	(73.2)	39.2
Provision (benefit) for income taxes	4.7	10.7	13.7	16.1

Income (loss) from continuing operations	0.7	16.5	(86.9)	23.1

Income (loss) from discontinued operations, net of tax	(0.7)	(4.5)	(0.8)	(24.0)

Net income (loss)	-	12.0	(87.7)	(0.9)
Less net income (loss) attributable to noncontrolling interests	(1.6)	3.3	(30.8)	7.0

Net income (loss) attributable to Brink’s	1.6	8.7	(56.9)	(7.9)

Amounts attributable to Brink’s
Continuing operations	2.3	13.2	(56.1)	16.1
Discontinued operations	(0.7)	(4.5)	(0.8)	(24.0)

Net income (loss) attributable to Brink’s	$1.6	8.7	(56.9)	(7.9)

Earnings (loss) per share attributable to Brink’s common shareholders(a)
Basic:
Continuing operations	$0.05	0.27	(1.15)	0.33
Discontinued operations	(0.01)	(0.09)	(0.02)	(0.49)
Net income (loss)	0.03	0.18	(1.16)	(0.16)

Diluted:
Continuing operations	$0.05	0.27	(1.15)	0.33
Discontinued operations	(0.01)	(0.09)	(0.02)	(0.49)
Net income (loss)	0.03	0.18	(1.16)	(0.16)

Weighted-average shares
Basic	49.0	48.6	49.0	48.6
Diluted	49.4	48.9	49.0	48.9

Cash dividends paid per common share	$0.10	0.10	0.20	0.20

(a) Amounts may not add due to rounding

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2014	2013	2014	2013

Net income (loss)	$-	12.0	(87.7)	(0.9)

Benefit plan adjustments:
Benefit plan experience gains	9.1	17.6	19.6	35.4
Benefit plan prior service (costs) credits	(0.5)	0.3	(0.9)	1.3
Total benefit plan adjustments	8.6	17.9	18.7	36.7

Foreign currency translation adjustments	8.3	(25.4)	4.1	(32.1)
Unrealized losses on available-for-sale securities	(0.1)	(0.1)	(0.1)	(0.1)
Gains (losses) on cash flow hedges	(0.6)	1.2	-	0.8
Other comprehensive income (loss) before tax	16.2	(6.4)	22.7	5.3
Provision for income taxes	3.3	6.4	7.0	12.9

Other comprehensive income (loss)	12.9	(12.8)	15.7	(7.6)

Comprehensive income (loss)	12.9	(0.8)	(72.0)	(8.5)
Less comprehensive income (loss) attributable to noncontrolling interests	(0.5)	2.1	(30.4)	5.2

Comprehensive income (loss) attributable to Brink's	$13.4	(2.9)	(41.6)	(13.7)

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statement of Equity

Six Months ended June 30, 2014
(Unaudited)

	Attributable to Brink’s
			Capital		Accumulated	Attributable
			in Excess		Other	to
		Common	of Par	Retained	Comprehensive	Noncontrolling
(In millions)	Shares	Stock	Value	Earnings	Loss	Interests	Total

Balance as of December 31, 2013	48.4	$48.4	566.4	696.4	(617.3)	85.6	779.5

Net income (loss)	-	-	-	(56.9)	-	(30.8)	(87.7)
Other comprehensive income (loss)	-	-	-	-	15.3	0.4	15.7
Dividends to:
Brink’s common shareholders ($0.20 per share)	-	-	-	(9.7)	-	-	(9.7)
Noncontrolling interests	-	-	-	-	-	(6.2)	(6.2)
Share-based compensation:
Stock options and awards:
Compensation expense	-	-	13.5	-	-	-	13.5
Consideration from exercise of stock options	-	-	0.2	-	-	-	0.2
Other share-based benefit programs	0.1	0.1	(0.7)	(0.1)	-	-	(0.7)
Capital contributions from noncontrolling interest	-	-	-	-	-	0.4	0.4

Balance as of June 30, 2014	48.5	$48.5	579.4	629.7	(602.0)	49.4	705.0

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months
	Ended June 30,
(In millions)	2014	2013

Cash flows from operating activities:
Net income (loss)	$(87.7)	(0.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net of tax	0.8	24.0
Depreciation and amortization	86.2	84.3
Share-based compensation expense	13.5	5.5
Deferred income taxes	(23.0)	(28.2)
Gains and losses:
Sales of available-for-sale securities	(0.1)	(0.2)
Sales of property and other assets	(0.5)	(0.3)
Business acquisitions and dispositions	-	(1.1)
Impairment loss	0.5	-
Retirement benefit funding (more) less than expense:
Pension	(23.6)	14.7
Other than pension	2.1	7.2
Remeasurement loss due to Venezuela currency devaluation	122.2	13.4
Other operating	3.2	0.4
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(77.7)	(85.3)
Accounts payable, income taxes payable and accrued liabilities	30.6	23.5
Customer obligations	8.1	14.2
Prepaid and other current assets	(0.4)	(8.9)
Other	(7.5)	(14.7)
Discontinued operations	0.9	(6.5)
Net cash provided by operating activities	47.6	41.1

Cash flows from investing activities:
Capital expenditures	(56.9)	(78.2)
Acquisitions	-	(18.0)
Sales of available-for-sale securities and other investments	1.3	8.9
Cash proceeds from sale of property and equipment	1.6	0.5
Other	(0.1)	(0.3)
Discontinued operations	(4.7)	(1.0)
Net cash used by investing activities	(58.8)	(88.1)

Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term debt	3.9	69.5
Long-term revolving credit facilities	104.2	85.0
Other long-term debt:
Borrowings	6.1	-
Repayments	(22.7)	(14.6)
Acquisition of a noncontrolling interest in a subsidiary	-	(18.5)
Payment of acquisition-related obligation	-	(8.1)
Dividends to:
Shareholders of Brink’s	(9.7)	(9.6)
Noncontrolling interests in subsidiaries	(6.2)	(1.6)
Proceeds from exercise of stock options	0.2	0.4
Minimum tax withholdings associated with share-based compensation	(0.7)	(1.8)
Other	(0.5)	(0.3)
Discontinued operations	-	0.9
Net cash provided (used) by financing activities	74.6	101.3
Effect of exchange rate changes on cash	(94.2)	(16.2)
Cash and cash equivalents:
Increase (decrease)	(30.8)	38.1
Balance at beginning of period	255.5	201.7
Balance at end of period	$224.7	239.8

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

The government devalued the official rate for essential services in February 2013 from 5.3 to 6.3 bolivars to the dollar.  Late in 2013, the government added another official exchange process, known as SICAD, for travel and certain other purposes, made available at government discretion.  The published rate for this process in the first half of 2014 ranged from 10.0 to 11.8 bolivars to the U.S. dollar.  Since the end of the first quarter of 2013, we have been unable to obtain dollars using either of these processes and we do not expect to be able to obtain dollars using these processes in the foreseeable future.

On March 24, 2014, the government initiated another exchange mechanism known as SICAD II.  Conversions under this mechanism are also subject to specific eligibility requirements.  Transactions have been reported to be in a range of 49 to 52 bolivars to the dollar.  Through June 30, 2014, we exchanged 52.0 million bolivars for $1.0 million (exchange rate of 52) through the SICAD II mechanism.  We do not know whether we will be able to access dollars under this new process on a consistent basis in the future.

As a result of the restrictions on currency exchange, we have in the past been unable to obtain sufficient U.S. dollars to purchase certain imported supplies and fixed assets to fully operate our business in Venezuela.  Consequently, we have occasionally purchased more expensive, bolivar-denominated supplies and fixed assets.  Furthermore, there is a risk that the current SICAD II process will be discontinued or not accessible when needed in the future, which may prevent us from obtaining dollars to operate our Venezuelan operations.

Remeasurement rates during 2013.  Through January 31, 2013, we used an official rate of 5.3 bolivars to the dollar to remeasure our bolivar-denominated monetary assets and liabilities into U.S. dollars and to translate our revenue and expenses.  After the devaluation in February 2013, we began to use the 6.3 official exchange rate to remeasure bolivar denominated monetary assets and liabilities and to translate our revenue and expenses.  We recognized a $13.4 million net remeasurement loss in the first six months of 2013 when we changed from the 5.3 to 6.3 exchange rate.  The after-tax effect of these losses attributable to noncontrolling interests were $4.7 million in the first six months of 2013.

Remeasurement rates during 2014.  Through March 23, 2014, we used the official rate of 6.3 bolivars to the dollar to remeasure our bolivar denominated monetary assets and liabilities into U.S. dollars and to translate our revenue and expenses.  Effective March 24, 2014, we began to use the exchange rate published for the SICAD II process to remeasure bolivar denominated monetary assets and liabilities and to translate our revenue and expenses.  We recognized a $122.2 million net remeasurement loss in the first six months of 2014 when we changed from the official rate of 6.3 to SICAD II exchange rate, which has averaged approximately 50 since opening on March 24, 2014.  At June 30, 2014, the rate was 50.  The after-tax effect of these losses attributable to noncontrolling interests were $39.8 million in the first six months of 2014.

Brink’s Venezuela accounted for $131.3 million or 13% of total Brink’s revenues and represented a significant component of total segment operating profit in the three months ended March 31, 2014.

Because we began remeasuring our Venezuelan results effective March 24, 2014, using the SICAD II rate:
•	We do not expect Brink’s Venezuela to be a significant component of Brink’s consolidated revenue or operating profit in the last nine months of 2014.
•	Our investment in our Venezuelan operations on an equity-method basis declined from $125.3 million at December 31, 2013, to $62.7 at June 30, 2014.
•
Our bolivar-denominated net monetary assets declined from $120.4 million (including $93.8 million of cash and cash equivalents) at December 31, 2013, to $23.5 million (including $17.1 million of cash and cash equivalents) at June 30, 2014.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2014	2013	2014	2013

Revenues:
Latin America	$336.5	413.6	774.9	826.5
EMEA	302.9	293.4	600.9	571.2
North America	225.7	226.3	445.8	449.5
Asia Pacific	36.4	36.6	71.5	73.2
Revenues	$901.5	969.9	1,893.1	1,920.4

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2014	2013	2014	2013

Operating profit (loss):
Latin America	$(1.5)	24.4	(76.3)	47.8
EMEA	17.3	18.7	32.1	27.3
North America	5.7	6.3	6.8	4.3
Asia Pacific	4.6	5.0	9.0	9.3
Segment operating profit (loss)	26.1	54.4	(28.4)	88.7
Non-segment	(15.4)	(21.6)	(33.4)	(38.6)
Operating profit (loss)	$10.7	32.8	(61.8)	50.1

Note 3 – Retirement benefits

Pension plans
We have various defined-benefit pension plans covering eligible current and former employees.  Benefits under most plans are based on salary and years of service.

The components of net periodic pension cost for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2014	2013	2014	2013	2014	2013

Three months ended June 30,

Service cost	$-	-	3.2	3.8	3.2	3.8
Interest cost on projected benefit obligation	11.3	10.5	4.6	4.8	15.9	15.3
Return on assets – expected	(16.2)	(14.3)	(3.8)	(3.2)	(20.0)	(17.5)
Amortization of losses	7.0	11.4	0.6	1.5	7.6	12.9
Amortization of prior service cost	-	-	0.2	(0.1)	0.2	(0.1)
Settlement loss	-	-	1.1	0.5	1.1	0.5
Net periodic pension cost	$2.1	7.6	5.9	7.3	8.0	14.9

Six months ended June 30,

Service cost	$-	-	6.7	7.4	6.7	7.4
Interest cost on projected benefit obligation	22.7	21.1	10.4	9.6	33.1	30.7
Return on assets – expected	(31.6)	(28.5)	(7.6)	(6.4)	(39.2)	(34.9)
Amortization of losses	14.2	22.7	1.1	3.1	15.3	25.8
Amortization of prior service cost	-	-	0.4	0.5	0.4	0.5
Settlement loss	-	-	1.8	0.8	1.8	0.8
Net periodic pension cost	$5.3	15.3	12.8	15.0	18.1	30.3

In the first six months of 2014, we made $26.2 million in cash contributions to our primary U.S. pension plan.  We expect to contribute an additional $61.0 million during the second half of 2014.

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

The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

	UMWA Plans		Black Lung and Other Plans		Total
(In millions)	2014	2013	2014	2013	2014	2013

Three months ended June 30,

Service cost	$-	-	0.1	0.1	0.1	0.1
Interest cost on accumulated postretirement benefit obligations	4.4	4.9	0.4	0.5	4.8	5.4
Return on assets – expected	(5.6)	(5.2)	-	-	(5.6)	(5.2)
Amortization of losses	2.9	4.8	0.1	0.2	3.0	5.0
Amortization of prior service (credit) cost	(1.2)	-	0.5	0.4	(0.7)	0.4
Net periodic postretirement cost	$0.5	4.5	1.1	1.2	1.6	5.7

Six months ended June 30,

Service cost	$-	-	0.1	0.2	0.1	0.2
Interest cost on accumulated postretirement benefit obligations	9.2	9.9	1.0	1.0	10.2	10.9
Return on assets – expected	(11.2)	(10.4)	-	-	(11.2)	(10.4)
Amortization of losses	6.6	9.8	0.3	0.3	6.9	10.1
Amortization of prior service (credit) cost	(2.3)	-	0.9	0.8	(1.4)	0.8
Net periodic postretirement cost	$2.3	9.3	2.3	2.3	4.6	11.6

Note 4 – Income taxes

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2014	2013	2014	2013

Continuing operations
Provision (benefit) for income taxes (in millions)	$4.7	10.7	13.7	16.1
Effective tax rate	87.0%	39.3%	(18.7)%	41.1%

2014 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first six months of 2014 was negative and less than the 35% U.S. statutory tax rate primarily due to the significant nondeductible expenses resulting from the currency devaluation in Venezuela in the first quarter.  These nondeductible expenses caused our earnings before tax in the period to be negative.  Excluding these nondeductible expenses, our effective tax rate on continuing operations in the first six months is 37%.  The rate is higher than 35% primarily due to cross border payments, nondeductible expenses in Mexico due to a recent law change and the characterization of a French business tax as an income tax, partially offset by the geographical mix of earnings.

2013 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first six months of 2013 was higher than the 35% U.S. statutory tax rate primarily due to a nondeductible remeasurement charge related to net monetary assets resulting from a currency devaluation in Venezuela in the first quarter, as well as additional devaluations forecasted in the second half of 2013.  Excluding the aforementioned Venezuela remeasurement charge, our effective tax rate on continuing operations in the first six months is 30%.

Note 5 – Accumulated other comprehensive income (loss)

Other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive income (loss) into earnings, was as follows:

	Amounts Arising During		Amounts Reclassified to
	the Current Period		Net Income (Loss)
					Total Other
		Income		Income	Comprehensive
(In millions)	Pretax	Tax	Pretax	Tax	Income (Loss)

Three months ended June 30, 2014

Amounts attributable to Brink's:
Benefit plan adjustments	$(2.6)	0.5	11.1	(3.8)	5.2
Foreign currency translation adjustments	7.4	-	(0.2)	-	7.2
Unrealized gains (losses) on available-for-sale securities	(0.1)	0.1	-	-	-
Gains (losses) on cash flow hedges	(1.4)	-	0.8	-	(0.6)
	3.3	0.6	11.7	(3.8)	11.8

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	-	-	0.1	(0.1)	-
Foreign currency translation adjustments	1.1	-	-	-	1.1
	1.1	-	0.1	(0.1)	1.1

Total
Benefit plan adjustments(a)	(2.6)	0.5	11.2	(3.9)	5.2
Foreign currency translation adjustments(b)	8.5	-	(0.2)	-	8.3
Unrealized gains (losses) on available-for-sale securities(c)	(0.1)	0.1	-	-	-
Gains (losses) on cash flow hedges(d)	(1.4)	-	0.8	-	(0.6)
	$4.4	0.6	11.8	(3.9)	12.9

Three months ended June 30, 2013

Amounts attributable to Brink's:
Benefit plan adjustments	$(0.8)	0.3	18.7	(6.7)	11.5
Foreign currency translation adjustments	(24.2)	-	-	-	(24.2)
Unrealized gains (losses) on available-for-sale securities	-	-	(0.1)	-	(0.1)
Gains (losses) on cash flow hedges	2.8	-	(1.6)	-	1.2
	(22.2)	0.3	17.0	(6.7)	(11.6)

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	(1.2)	-	-	-	(1.2)
	(1.2)	-	-	-	(1.2)

Total
Benefit plan adjustments(a)	(0.8)	0.3	18.7	(6.7)	11.5
Foreign currency translation adjustments(b)	(25.4)	-	-	-	(25.4)
Unrealized gains (losses) on available-for-sale securities(c)	-	-	(0.1)	-	(0.1)
Gains (losses) on cash flow hedges(d)	2.8	-	(1.6)	-	1.2
	$(23.4)	0.3	17.0	(6.7)	(12.8)

	Amounts Arising During		Amounts Reclassified to
	the Current Period		Net Income (Loss)
					Total Other
		Income		Income	Comprehensive
(In millions)	Pretax	Tax	Pretax	Tax	Income (Loss)

Six months ended June 30, 2014

Amounts attributable to Brink's:
Benefit plan adjustments	$(4.3)	0.8	22.8	(7.8)	11.5
Foreign currency translation adjustments	4.0	-	(0.2)	-	3.8
Unrealized gains (losses) on available-for-sale securities	(0.2)	0.1	0.1	-	-
Gains (losses) on cash flow hedges	(1.7)	-	1.7	-	-
	(2.2)	0.9	24.4	(7.8)	15.3

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	-	-	0.2	(0.1)	0.1
Foreign currency translation adjustments	0.3	-	-	-	0.3
	0.3	-	0.2	(0.1)	0.4

Total
Benefit plan adjustments(a)	(4.3)	0.8	23.0	(7.9)	11.6
Foreign currency translation adjustments(b)	4.3	-	(0.2)	-	4.1
Unrealized gains (losses) on available-for-sale securities(c)	(0.2)	0.1	0.1	-	-
Gains (losses) on cash flow hedges(d)	(1.7)	-	1.7	-	-
	$(1.9)	0.9	24.6	(7.9)	15.7

Six months ended June 30, 2013

Amounts attributable to Brink's:
Benefit plan adjustments	$(1.3)	0.4	37.9	(13.4)	23.6
Foreign currency translation adjustments	(30.1)	-	(0.1)	0.1	(30.1)
Unrealized gains (losses) on available-for-sale securities	0.2	(0.1)	(0.3)	0.1	(0.1)
Gains (losses) on cash flow hedges	2.6	-	(1.8)	-	0.8
	(28.6)	0.3	35.7	(13.2)	(5.8)

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	-	-	0.1	-	0.1
Foreign currency translation adjustments	(1.9)	-	-	-	(1.9)
	(1.9)	-	0.1	-	(1.8)

Total
Benefit plan adjustments(a)	(1.3)	0.4	38.0	(13.4)	23.7
Foreign currency translation adjustments(b)	(32.0)	-	(0.1)	0.1	(32.0)
Unrealized gains (losses) on available-for-sale securities(c)	0.2	(0.1)	(0.3)	0.1	(0.1)
Gains (losses) on cash flow hedges(d)	2.6	-	(1.8)	-	0.8
	$(30.5)	0.3	35.8	(13.2)	(7.6)

(a)
The amortization of prior experience losses and prior service cost and settlement costs are part of total net periodic retirement benefit cost when reclassified to net income.  Net periodic retirement benefit cost also includes service costs, interest costs, and expected returns on assets.  The total pretax expense is allocated between cost of revenues and selling, general and administrative expenses on a plan-by-plan basis:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

Total net periodic retirement benefit cost included in:
Cost of revenues	$7.6	16.2	17.9	33.2
Selling, general and administrative expenses	2.0	4.4	4.8	8.7

(b)	Pretax foreign currency translation adjustments reclassified to the income statement relate to the disposition of entities and are included in the gain (loss) on disposition.
(c)
Gains and losses on sales of available-for-sale securities are reclassified from accumulated other comprehensive loss to the income statement when the gains or losses are realized.  Pretax amounts are classified in the income statement as interest and other income (expense).

(d)	Pretax gains and losses on cash flow hedges are classified in the income statement as
•	other operating expense ($0.5 million in the three months and $1.2 million in the six months ended June 30, 2014), and
•	interest and other expense ($0.3 million in the three months and $0.5 million in the six months ended June 30, 2014).

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Gains (Losses) on Cash Flow Hedges	Total
(In millions)
Balance as of December 31, 2013	$(478.0)	(141.5)	1.6	0.6	(617.3)
Other comprehensive income (loss) before reclassifications	(3.5)	4.0	(0.1)	(1.7)	(1.3)
Amounts reclassified from accumulated other comprehensive loss	15.0	(0.2)	0.1	1.7	16.6
Other comprehensive income (loss) attributable to Brink's	11.5	3.8	-	-	15.3
Balance as of June 30, 2014	$(466.5)	(137.7)	1.6	0.6	(602.0)

Note 6 – Fair value of financial instruments

Investments in Available-for-sale Securities
We have investments in mutual funds designated as available-for-sale securities that are carried at fair value in the financial statements.  For these investments, fair value was estimated based on quoted prices categorized as a Level 1 valuation.  Valuation levels were defined in our 2013 Form 10-K.

Fixed-Rate Debt
The fair value and carrying value of our fixed-rate debts are as follows:
	June 30,	December 31,
(In millions)	2014	2013

DTA bonds
Carrying value	$43.2	43.2
Fair value	43.1	42.8

Unsecured notes issued in a private placement
Carrying value	100.0	100.0
Fair value	107.8	105.8

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

There were no transfers in or out of any of the levels of the valuation hierarchy in the first six months of 2014.

Other Financial Instruments
Other financial instruments include cash and cash equivalents, accounts receivable, floating rate debt, accounts payable and accrued liabilities.  The financial statement carrying amounts of these items approximate the fair value.

We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  Our short term contracts have a weighted average maturity of approximately one month.  In 2013, we entered into a cross-currency swap to hedge against the change in value of a long-term intercompany loan denominated in a currency other than the lending subsidiary’s functional currency.  The fair values of these currency contracts, including the cross-currency swap, are determined using Level 2 valuation techniques and are based on the present value of net future cash payments and receipts.  Accordingly, the fair values will fluctuate based on changes in market interest rates and the respective foreign currency to U.S. dollar exchange rate.  The fair values of our outstanding short-term foreign currency contracts at June 30, 2014, were not significant.  At June 30, 2014, the fair value of the cross-currency swap was a net asset of $2.5 million.  There were no transfers in or out of any of the levels of the valuation hierarchy in the first six months of 2014.

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

At June 30, 2014, outstanding awards under these plans include performance share units (“PSUs”), market share units (“MSUs”), restricted stock units (“RSUs”), deferred stock units (“DSUs”) and stock options.

We have a compensation recoupment policy that requires the return of compensation to the Company under certain circumstances.  In the second quarter of 2014, we concluded that employees and the Company did not have a mutual understanding of the terms and conditions of equity awards subject to the policy because the policy provided the Company with discretion as to how the policy could be applied.  As a result, we concluded that there was not a grant date for the awards for accounting purposes as described in ASC Topic 718 Stock Compensation.  We recognized $4.2 million of expense during the second quarter of 2014 ($3.4 million net of tax) for the cumulative effect of this accounting error.  Prior periods were not materially affected. We modified our recoupment policy in July 2014 to establish a grant date for accounting purposes.

Nonvested Share Activity - MSUs and PSUs
	Number of shares

(in thousands of shares)	PSUs	MSUs	Total

Balance as of December 31, 2013	199.3	96.2	295.5
Granted	186.8	82.9	269.7
Cancelled awards	(2.7)	-	(2.7)
Balance as of June 30, 2014	383.4	179.1	562.5

Nonvested Share Activity - RSUs and DSUs
	Number of shares

(in thousands of shares)	RSUs	DSUs	Total

Balance as of December 31, 2013	396.4	19.2	415.6
Granted	128.7	28.3	157.0
Cancelled awards	(5.6)	-	(5.6)
Vested	(65.3)	(19.2)	(84.5)
Balance as of June 30, 2014	454.2	28.3	482.5

Note 8 – Shares used to calculate earnings per share

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2014	2013	2014	2013

Weighted-average shares:
Basic(a)	49.0	48.6	49.0	48.6
Effect of dilutive stock options and awards	0.4	0.3	-	0.3
Diluted	49.4	48.9	49.0	48.9

Antidilutive stock options and awards excluded from denominator	1.0	1.9	2.1	1.9

(a)
We have deferred compensation plans for directors and certain of our employees.  Amounts owed to participants are denominated in common stock units.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average units credited to employees and directors under the deferred compensation plans.  Additionally, nonvested units are also included in the computation of basic weighted average shares when the requisite service period has been completed.  Accordingly, included in basic shares are weighted-average units of 0.6 million in the three months and 0.5 million in the six months ended June 30, 2014, and 0.6 million in the three months and 0.6 million in the six months ended June 30, 2013.

Note 9 – Loss from discontinued operations

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2014	2013	2014	2013

Loss from operations(a)(b)	$-	(4.0)	-	(23.4)
Gain (loss) on sale (a)	-	(0.2)	-	(0.7)
Adjustments to contingencies of former operations	(0.9)	1.2	-	1.2
Income (loss) from discontinued operations before income taxes	(0.9)	(3.0)	-	(22.9)
Provision (benefit) for income taxes	(0.2)	1.5	0.8	1.1
Income (loss) from discontinued operations, net of tax	$(0.7)	(4.5)	(0.8)	(24.0)

(a)
Discontinued operations include gains and losses related to businesses that Brink’s sold or shut down in 2013.  Interest expense included in discontinued operations was $0.3 million in the six months ended June 30, 2013.

(b)
The loss from operations in the six months ended June 30, 2013 included $16.2 million of severance expenses for terminating certain employees of the German cash-in-transit operations.  We contributed a portion of the cost to fund the severance payments to the business prior to the execution of the December 2013 sale transaction.

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

The table below shows the 2013 revenues by business segment which have been reclassified to discontinued operations:

Six Months
Ended June 30,
(In millions)	2013

EMEA	$50.3
North America	24.9
Asia Pacific	12.2
Total	$87.4

Note 10 – Supplemental cash flow information

	Six Months
	Ended June 30,
(In millions)	2014	2013

Cash paid for:
Interest	$11.6	11.6
Income taxes	39.3	46.1

Non-cash Investing and Financing Activities
We acquired $1.4 million of armored vehicles under capital lease arrangements in the first six months of 2014, as compared to $0.5 million in the first six months of 2013.

Note 11 – Contingent matters

On June 19, 2008, a lawsuit captioned Del Valle Gurria S.C. v. Servicio Pan Americano de Protección, S.A. de C.V. was filed with the Twenty-third Civil Judge in the Federal District in Mexico (the “Court”) against Servicio Pan American de Proteccion, S.A. de C.V. (SERPAPROSA), the Mexico subsidiary that we acquired in November 2010. The plaintiff claims it is owed legal fees and corresponding value-added tax (VAT), interest and expenses related to its legal representation of SERPAPROSA in connection with tax audits conducted to the 1991, 1992 and 1994 fiscal years.  On October 28, 2010, the Court issued a decision in favor of SERPAPROSA in part and the plaintiff in part, ordering SERPAPROSA to pay the plaintiff $0.4 million for its previous representation of SERPAPROSA.  Between November 2010 and October 2013, the judgment was subject to multiple appeals by both parties to the Fifth Civil Court of Appeal of the Federal District in Mexico (the “Fifth Civil Court of Appeal”) and to the First Civil Collegiate Tribunal of the First Circuit in Mexico (the “First Civil Collegiate Tribunal”), and was remanded twice to the Court for determination of the fees to be paid to the plaintiff.  On December 6, 2013, the Fifth Civil Court of Appeal issued a decision in favor of the plaintiff, modifying the lower court’s ruling and ordering SERPAPROSA to pay the plaintiff $7.4 million plus VAT and interest for its previous representation of SERPAPROSA.  SERPAPROSA filed a constitutional injunction on January 20, 2014, with the First Civil Collegiate Tribunal.  The Company has accrued $3.1 million, reflecting the Company’s best estimate of exposure, although additional reasonably possible losses could be up to $10 million, based on currency exchange rates at June 30, 2014.  The ultimate resolution of this matter is unknown and the estimated liability may change in the future.  The Company denies the allegations asserted by the plaintiff and is vigorously defending itself in this matter.

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
•
Payment Services – bill payment and processing services on behalf of utility companies and other billers at any of our Brink’s or Brink’s – operated  payment locations in Latin America; Brink’s Money™ prepaid payroll cards; Brink’s Checkout e-commerce online payment services

•
Security and Guarding Services – protection of airports, offices, and certain other locations in Europe with or without electronic surveillance, access control, fire prevention and highly trained patrolling personnel

Brink’s reports its financial results in four segments: Latin America; Europe, Middle East and Africa (“EMEA”); North America and Asia Pacific.

RESULTS OF OPERATIONS

Consolidated Review

Non-GAAP and Adjusted Non-GAAP Results
Non-GAAP and Adjusted Non-GAAP results described in this filing are financial measures that are not required by, or presented in accordance with U.S. generally accepted accounting principles (“GAAP”).  The purpose of the Non-GAAP results is to report financial information without certain income and expense items and to adjust the quarterly Non-GAAP tax rates so that the Non-GAAP tax rate in each of the quarters is equal to the full-year Non-GAAP tax rate.  For 2014, a forecasted full-year tax rate is used.  The full year Non-GAAP tax rate in both years excludes certain pretax and tax income and expense amounts.  The purpose of Adjusted Non-GAAP results is to report historical Non-GAAP information assuming that our Venezuelan operations had been remeasured using a rate of 50 bolivars to the U.S. dollar.

The Non-GAAP and Adjusted Non-GAAP information provides information to assist comparability and estimates of future performance. Brink’s believes these measures are helpful in assessing operations and estimating future results and enable period-to-period comparability of financial performance.  In addition, Brink’s believes the measures will help investors assess the ongoing operations. Non-GAAP and Adjusted Non-GAAP results should not be considered as an alternative to revenue, income or earnings per share amounts determined in accordance with GAAP and should be read in conjunction with their GAAP counterparts.  Amounts reported for prior periods have been updated in this filing to present information consistently for all periods presented.

The adjustments are described in detail and are reconciled to our GAAP results on pages 35 – 39.

Consolidated projections of Non-GAAP targets for 2016 (including segment margin, segment operating profit, and EPS) are not reconciled to GAAP counterparts because we are unable to quantify certain amounts that would be required to be included in the GAAP measure without unreasonable effort.

	Second Quarter		%	First Half		%
(In millions, except for per share amounts)	2014	2013	Change	2014	2013	Change

GAAP
Revenues	$901.5	969.9	(7)	$1,893.1	1,920.4	(1)
Segment operating profit (loss)(a)	26.1	54.4	(52)	(28.4)	88.7	unfav
Non-segment expense	(15.4)	(21.6)	(29)	(33.4)	(38.6)	(13)
Operating profit (loss)	10.7	32.8	(67)	(61.8)	50.1	unfav
Income (loss) from continuing operations(b)	2.3	13.2	(83)	(56.1)	16.1	unfav
Diluted EPS from continuing operations(b)	0.05	0.27	(81)	(1.15)	0.33	unfav

Non-GAAP(c)
Revenues	$901.5	969.9	(7)	$1,893.1	1,920.4	(1)
Segment operating profit(a)	39.8	58.0	(31)	110.7	109.4	1
Non-segment expense	(9.9)	(11.4)	(13)	(23.1)	(19.0)	22
Operating profit	29.9	46.6	(36)	87.6	90.4	(3)
Income from continuing operations(b)	13.4	22.9	(41)	35.5	41.9	(15)
Diluted EPS from continuing operations(b)	0.27	0.47	(43)	0.72	0.86	(16)
Non-GAAP results are reconciled to the applicable GAAP results on pages 35 – 39.  Amounts may not add due to rounding.

(a)
Segment operating profit is a Non-GAAP measure when presented in any context other than prescribed by ASC Topic 280, Segment Reporting.  The tables on pages 23 and 26 reconcile the measurement to operating profit, a GAAP measure.  Disclosure of total segment operating profit enables investors to assess the total operating performance of Brink’s excluding non-segment income and expense.  Forward-looking estimates related to total segment operating profit and non-segment income (expense) for 2014 are provided on page 33.

(b)	Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.
(c)
These Non-GAAP results for 2014 reflect Venezuela’s local earnings translated at 6.3 bolivars to the U.S. dollar through March 23, 2014, and at approximately 50 bolivars to the U.S. dollar from March 24 to June 30, 2014.  Also see pages 35 – 39 for Non-GAAP Results Adjusted for Venezuelan Results at 50 Bolivars per U.S. dollar for hypothetical historical results had we used a rate of 50 to translate Venezuela’s results for all periods in 2013 and 2014.

Organic Growth
Organic growth represents the change in revenues or operating profit between the current and prior period, excluding the effect of the following items: acquisitions and dispositions, changes in currency exchange rates and the remeasurement of net monetary assets in Venezuela under highly inflationary accounting.

Overview

	Second Quarter		% Change		First Half		% Change
(In millions)	2014	2013	Total	Organic	2014	2013	Total	Organic

Revenues by region:

Latin America:
Mexico	$104.1	117.5	(11)	(8)	$210.0	228.1	(8)	(4)
Brazil	110.9	93.3	19	28	215.2	192.3	12	26
Venezuela	22.3	96.1	(77)	83	153.6	191.6	(20)	73
Other	99.2	106.7	(7)	10	196.1	214.5	(9)	10
Total	336.5	413.6	(19)	26	774.9	826.5	(6)	24

EMEA:
France	139.6	132.4	5	-	274.9	263.9	4	-
Other	163.3	161.0	1	(2)	326.0	307.3	6	3
Total	302.9	293.4	3	(1)	600.9	571.2	5	2

North America:
U.S.	180.3	178.3	1	1	356.1	353.8	1	1
Canada	45.4	48.0	(5)	1	89.7	95.7	(6)	1
Total	225.7	226.3	-	1	445.8	449.5	(1)	1

Asia Pacific	36.4	36.6	(1)	2	71.5	73.2	(2)	2

Total Revenues	$901.5	969.9	(7)	11	$1,893.1	1,920.4	(1)	11

Amounts may not add due to rounding.  Organic percentage change in revenue is equal to the total percentage change in revenue less the change associated with acquisitions and dispositions and less the change in revenues due to foreign currency exchange fluctuations as described in the note to the table on page 23.

GAAP
Second Quarter
Our revenues decreased $68.4 million or 7% and our operating profit decreased $22.1 million or 67% in the second quarter of 2014.  Revenues decreased due to unfavorable changes in currency exchange rates, partially offset by organic growth in our Latin America segment.  Operating profit decreased primarily due to unfavorable changes in currency exchange rates, partially offset by lower non-segment expenses.

Our income from continuing operations in 2014 decreased $10.9 million compared to 2013 primarily due to the operating profit decrease mentioned above, partially offset by the income tax and noncontrolling interest impact of the profit decrease.

Our earnings per share from continuing operations was $0.05, down from $0.27 in 2013.

First Half
Our revenues decreased $27.3 million or 1% and our operating profit decreased $111.9 million, resulting in a loss in the first half of 2014.  Revenues decreased due to unfavorable changes in currency exchange rates, partially offset by organic growth in our Latin America segment.  Operating profit decreased primarily due to a larger charge related to the remeasurement of net monetary assets as a result of the devaluation of Venezuela currency ($122.2 million in 2014 versus $13.4 million in 2013).  The higher Venezuela remeasurement charge was partially offset by lower security losses due to the February 2013 robbery in Brussels, Belgium ($18.7 million in 2013) and organic growth in our Latin America segment.

Our income from continuing operations in 2014 decreased $72.2 million compared to 2013 primarily due to the operating profit decrease mentioned above, partially offset by the income tax and noncontrolling interest impact of the profit decrease.

Our earnings per share from continuing operations was ($1.15), down from $0.33 in 2013.

Non-GAAP
Non-GAAP results include the following adjustments:
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

GAAP Diluted EPS	$0.05	0.27	(1.15)	0.33
Exclude expenses related to currency devaluation in Venezuela	0.12	-	1.65	0.18
Exclude U.S. retirement plan expenses	0.05	0.16	0.12	0.33
Exclude employee benefit settlement losses	0.02	0.01	0.03	0.01
Exclude gains and losses on acquisitions, dispositions, and closures	0.01	-	0.01	(0.02)
Exclude share-based compensation adjustment	0.07	-	0.07	-
Adjust quarterly tax rate to full-year average rate	(0.04)	0.03	(0.02)	0.03
Non-GAAP Diluted EPS	$0.27	0.47	0.72	0.86

Amounts may not add due to rounding.  Non-GAAP results are reconciled in more detail to the applicable GAAP results on pages 35 – 39.

Second Quarter
The analysis of Non-GAAP revenues is the same as the analysis of GAAP revenues.

Our operating profit decreased $16.7 million or 36% primarily due to unfavorable changes in currency exchange rates and organic decreases across all segments.

Our income from continuing operations in 2014 decreased 41% primarily due to the operating profit decrease mentioned above, partially offset by the income tax and noncontrolling interest impact of the profit decrease.

Our earnings per share from continuing operations was $0.27, down from $0.47 in 2013.

First Half
The analysis of Non-GAAP revenues is the same as the analysis of GAAP revenues.

Our operating profit decreased $2.8 million or 3% due to unfavorable changes in currency exchange rates and increased non-segment expenses, partially offset by the $18.7 million loss related to the February 2013 robbery in Brussels, Belgium and organic profit increase in our Latin America segment.

Our income from continuing operations in 2014 decreased 15% due to lower operating profit and the increase in our effective tax rate and income attributable to noncontrolling interests.

Our earnings per share from continuing operations was $0.72, down from $0.86 in 2013.

Outlook for 2014

GAAP
Overall
Our organic revenue growth rate for 2014 is expected to be in the 8% to 10% range, and our estimate of the negative impact of changes in currency exchange rates on revenue is in the 14% to 16% range.  We expect our revenue to be $3.7 billion in 2014. Our operating segment margin is expected to be about 2.5%.

By Segment
Latin America organic revenue growth rate for 2014 is expected to be in the 21% to 23% range, and our estimate of the negative impact of changes in currency exchange rates on Latin America revenue is in the 32% to 36% range.  Our Latin America segment margin is expected to be in the (1.0)% to (3.0)% range.

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

Asia Pacific organic revenue growth rate for 2014 is expected to be in the 5% to 7% range, and our estimate of the negative impact of changes in currency exchange rates on Asia Pacific revenue is in the 1% to 3% range.  Our Asia Pacific segment margin is expected to be in the 10.5% to 12.5% range.

Non-GAAP
Overall
Our outlook for Non-GAAP revenues is the same as our outlook for GAAP revenues.  Our outlook for Non-GAAP operating segment margin is expected to be about 6.5%.  We are targeting Non-GAAP segment margin rate of 8% resulting in a range of $290 to $330 million of Non-GAAP segment operating profit and $2.50 to $3.00 of earnings per share by 2016.

By Segment
Our outlook for Non-GAAP revenues is the same as our outlook for GAAP revenues.  Our outlook for Non-GAAP segment margin is the same as our outlook for GAAP segment margin for our EMEA and Asia Pacific segments.  Latin America Non-GAAP segment margin excludes the expenses related to currency devaluation in Venezuela and is expected to be in the 7.0% to 9.0% range.  North America Non-GAAP segment margin excludes the cost of U.S. retirement plans and is expected to be in the 2.5% to 3.5% range.

Performing Branches in U.S.
Performing branches is an internal profitability metric we use to measure our U.S. operations.  During the second quarter, we revised our definition of a performing branch to better align with the industry.  We considered 56% of our branches to be performing branches in the U.S. at the end of 2013.  Our goal is to increase performing branches to 85% by the end of 2016.  We define a performing branch as a branch that has positive operating profit after all country overhead costs have been allocated to the branches.

See page 33 for a summary of our 2014 Outlook.

Segment Operating Results
Segment Review
Second Quarter 2014 versus Second Quarter 2013
GAAP
			Acquisitions /
		Organic	Dispositions	Currency		% Change
(In millions)	2Q '13	Change	(a)	(b)	2Q '14	Total	Organic
Revenues:
Latin America	$413.6	107.9	-	(185.0)	336.5	(19)	26
EMEA	293.4	(2.9)	-	12.4	302.9	3	(1)
North America	226.3	2.4	-	(3.0)	225.7	-	1
Asia Pacific	36.6	0.6	-	(0.8)	36.4	(1)	2
Total	$969.9	108.0	-	(176.4)	901.5	(7)	11

Operating profit:
Latin America	$24.4	(6.1)	-	(19.8)	(1.5)	unfav	(25)
EMEA	18.7	(2.0)	-	0.6	17.3	(7)	(11)
North America	6.3	(0.4)	-	(0.2)	5.7	(10)	(6)
Asia Pacific	5.0	(0.4)	-	-	4.6	(8)	(8)
Segment operating profit	54.4	(8.9)	-	(19.4)	26.1	(52)	(16)
Non-segment	(21.6)	6.2	-	-	(15.4)	(29)	(29)
Total	$32.8	(2.7)	-	(19.4)	10.7	(67)	(8)

Segment operating margin:
Latin America	5.9%				(0.4%)
EMEA	6.4%				5.7%
North America	2.8%				2.5%
Asia Pacific	13.7%				12.6%
Segment operating margin	5.6%				2.9%

Non-GAAP
			Acquisitions /
		Organic	Dispositions	Currency		% Change
(In millions)	2Q '13	Change	(a)	(b)	2Q '14	Total	Organic
Revenues:
International:
Latin America	$413.6	107.9	-	(185.0)	336.5	(19)	26
EMEA	293.4	(2.9)	-	12.4	302.9	3	(1)
North America	226.3	2.4	-	(3.0)	225.7	-	1
Asia Pacific	36.6	0.6	-	(0.8)	36.4	(1)	2
Total	$969.9	108.0	-	(176.4)	901.5	(7)	11

Operating profit:
Latin America	$25.1	(4.6)	-	(10.0)	10.5	(58)	(18)
EMEA	18.7	(1.5)	-	0.6	17.8	(5)	(8)
North America	9.2	(2.2)	-	(0.2)	6.8	(26)	(24)
Asia Pacific	5.0	(0.3)	-	-	4.7	(6)	(6)
Segment operating profit	58.0	(8.6)	-	(9.6)	39.8	(31)	(15)
Non-segment	(11.4)	1.5	-	-	(9.9)	(13)	(13)
Total	$46.6	(7.1)	-	(9.6)	29.9	(36)	(15)

Segment operating margin:
Latin America	6.1%				3.1%
EMEA	6.4%				5.9%
North America	4.1%				3.0%
Asia Pacific	13.7%				12.9%
Segment operating margin	6.0%				4.4%

Amounts may not add due to rounding.

(a)	Includes operating results and gains/losses on acquisitions, sales and exits of businesses.
(b)
The “Currency” amount in the table is the sum of the “monthly currency changes” adjusted for any additional expense recorded under highly inflationary accounting rules.  The “monthly currency change” is equal to the Revenue or Operating Profit for the month in local currency, on a country-by-country basis, multiplied by the difference in rates used to translate the current period amounts to U.S. dollars versus the translation rates used in the year-ago month.  Venezuela is translated to the U.S. dollar under highly inflationary accounting rules.  Net monetary assets in local currency are remeasured to U.S. dollars using current exchange rates with losses recognized in earnings.  Nonmonetary assets under these rules are not remeasured to a lower basis in U.S. dollars when the currency devalues.  Instead, these assets retain their higher U.S. dollar historical bases and the excess basis is recognized in earnings as each asset is consumed.

Segment Review
Second Quarter 2014 versus Second Quarter 2013

Total Segment Operating Profit

GAAP
Revenue decreased 7% to $901.5 million due primarily to unfavorable changes in currency exchange rates partially offset by organic growth of 26% in our Latin America segment.

Cost of revenues decreased 5% to $754.6 million primarily due to currency devaluation in Venezuela.  Selling, general and administrative costs decreased 7% to $135.1 million primarily due to currency devaluation in Venezuela.

Segment operating profit decreased 52% to $26.1 million reflecting the negative impact of changes in currency exchange rates and organic decreases in all segments.

Non-GAAP
The analysis of Non-GAAP revenues is the same as the analysis of GAAP revenues.

Segment operating profit decreased 31% to $39.8 million due to the negative impact of changes in currency exchange rates and organic decreases in all segments.

Latin America

GAAP
Revenue in Latin America decreased 19% ($77.1 million) due to unfavorable currency impact ($185 million) primarily driven by devaluation in Venezuela, partially offset by 26% organic growth ($107.9 million) driven by inflation-based price increases in Venezuela and Argentina, and volume and price growth in Brazil.

Latin America operating profit decreased $25.9 million to an operating loss of $1.5 million due to:
•	unfavorable currency impact ($19.8 million) and
•	organic decreases in Mexico, Venezuela, Chile and Colombia,
partially offset by organic improvements in Argentina and Brazil.

Non-GAAP
The analysis of Latin America Non-GAAP revenues is the same as the analysis of Latin America GAAP revenues.

Latin America operating profit decreased 58% ($14.6 million) due to:
•	organic decreases in Mexico, Venezuela, Chile and Colombia, and
•	unfavorable currency impact ($10.0 million),
partially offset by organic improvements in Argentina and Brazil.

EMEA

GAAP
Revenue in EMEA increased 3% ($9.5 million) due to favorable changes in currency exchange rates ($12.4 million).  Revenue decreased 1% ($2.9 million) on an organic basis due to lower volumes in our Global Services line of business, partially offset by organic growth in Russia.

EMEA operating profit decreased 7% ($1.4 million) due to lower profits in France and in our Global Services line of business, partially offset by organic profit growth in the Netherlands and Germany.

Non-GAAP

The analysis of EMEA Non-GAAP revenues is the same as the analysis of EMEA GAAP revenues.

EMEA operating profit decreased 5% ($0.9 million) due to lower profits in France and our Global Services line of business, partially offset by organic profit growth in the Netherlands and Germany.

North America

GAAP
Revenue in North America was flat as unfavorable currency impact ($3.0 million) offset organic growth in the United States and Canada.

Operating profit decreased $0.6 million due to lower CIT demand and continued pricing pressure in the U.S. and investments in our Global Payments line of business offset by improvement from cost efficiency measures.

Non-GAAP
The analysis of North America Non-GAAP revenues is the same as the analysis of North America GAAP revenues.

Operating profit decreased $2.4 million due to lower CIT demand and continued pricing pressure in the U.S. and investments in our Global Payments line of business offset by improvement from cost efficiency measures.

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

Asia Pacific

GAAP
Revenue in Asia Pacific was flat as organic growth was offset by unfavorable changes in currency exchange rates.

Operating profit decreased 8%.

Non-GAAP
The analysis of Asia Pacific Non-GAAP revenues is the same as the analysis of Asia Pacific GAAP revenues.

Operating profit decreased 6%.

Segment Review
First Half 2014 versus First Half 2013

First Half
GAAP
			Acquisitions /
		Organic	Dispositions	Currency		% Change
(In millions)	YTD '13	Change	(a)	(b)	YTD '14	Total	Organic
Revenues:
Latin America	$826.5	202.3	-	(253.9)	774.9	(6)	24
EMEA	571.2	9.1	-	20.6	600.9	5	2
North America	449.5	3.5	-	(7.2)	445.8	(1)	1
Asia Pacific	73.2	1.3	-	(3.0)	71.5	(2)	2
Total	$1,920.4	216.2	-	(243.5)	1,893.1	(1)	11

Operating profit:
Latin America	$47.8	18.1	-	(142.2)	(76.3)	unfav	38
EMEA	27.3	3.9	-	0.9	32.1	18	14
North America	4.3	2.9	-	(0.4)	6.8	58	67
Asia Pacific	9.3	(0.2)	-	(0.1)	9.0	(3)	(2)
Segment operating profit	88.7	24.7	-	(141.8)	(28.4)	unfav	28
Non-segment	(38.6)	6.3	(1.1)	-	(33.4)	(13)	(16)
Total	$50.1	31.0	(1.1)	(141.8)	(61.8)	unfav	62

Segment operating margin:
Latin America	5.8%				(9.8%)
EMEA	4.8%				5.3%
North America	1.0%				1.5%
Asia Pacific	12.7%				12.6%
Segment operating margin	4.6%				(1.5%)

Non-GAAP
			Acquisitions /
		Organic	Dispositions	Currency		% Change
(In millions)	YTD '13	Change	(a)	(b)	YTD '14	Total	Organic
Revenues:
Latin America	$826.5	202.3	-	(253.9)	774.9	(6)	24
EMEA	571.2	9.1	-	20.6	600.9	5	2
North America	449.5	3.5	-	(7.2)	445.8	(1)	1
Asia Pacific	73.2	1.3	-	(3.0)	71.5	(2)	2
Total	$1,920.4	216.2	-	(243.5)	1,893.1	(1)	11

Operating profit:
Latin America	$62.7	20.3	-	(23.1)	59.9	(4)	32
EMEA	27.3	4.4	-	0.9	32.6	19	16
North America	10.1	(0.6)	-	(0.4)	9.1	(10)	(6)
Asia Pacific	9.3	(0.1)	-	(0.1)	9.1	(2)	(1)
Segment operating profit	109.4	24.0	-	(22.7)	110.7	1	22
Non-segment	(19.0)	(4.1)	-	-	(23.1)	22	22
Total	$90.4	19.9	-	(22.7)	87.6	(3)	22

Segment operating margin:
Latin America	7.6%				7.7%
EMEA	4.8%				5.4%
North America	2.2%				2.0%
Asia Pacific	12.7%				12.7%
Segment operating margin	5.7%				5.8%

Amounts may not add due to rounding.

See page 23 for footnote explanations.

Segment Review
First Half 2014 versus First Half 2013

Total Segment Operating Profit

GAAP
Revenue decreased 1% to $1,893.1 million due primarily to unfavorable changes in currency exchange rates partially offset by organic growth of 24% in our Latin America segment.

Cost of revenues decreased 2% to $1,550.2 million as higher freight and equipment costs were offset by devaluation in Venezuela and lower security losses due to the February 2013 robbery in Brussels, Belgium ($18.7 million in 2013).  Selling, general and administrative costs increased 1% to $280.5 million as higher overall stock compensation expense was partially offset by devaluation in Venezuela.

Segment operating profit decreased to a loss of $28.4 million reflecting the negative impact of changes in currency exchange rates, partially offset by higher organic profits in our Latin America segment.  First half 2014 includes a $122.2 million charge related to the remeasurement of net monetary assets due to a devaluation of Venezuela currency versus a charge of $13.4 million in 2013.  First half 2013 results included a charge of $18.7 million related to a robbery in Brussels, Belgium.  This charge impacted the Latin America segment by $5.9 million, the EMEA segment by $8.5 million, the North America segment by $3.5 million and the Asia Pacific segment by $0.8 million.

Non-GAAP
The analysis of Non-GAAP revenues is the same as the analysis of GAAP revenues.

Segment operating profit increased 1% ($1.3 million) reflecting higher organic profits in our Latin America segment partially offset by the unfavorable impact of currency changes.  2013 results included a charge of $18.7 million related to the robbery in Brussels, Belgium.  This charge impacted the Latin America segment by $5.9 million, the EMEA segment by $8.5 million, the North America segment by $3.5 million and the Asia Pacific segment by $0.8 million.

Latin America

GAAP
Latin America revenue decreased 6% ($51.6 million) due to unfavorable currency impact ($253.9 million) partially offset by organic growth of 24% ($202.3 million) driven by inflation-based price increases in Venezuela and Argentina, and volume and price growth in Brazil.

Latin America had an operating loss of $76.3 million compared to operating profit of $47.8 million in 2013 due to unfavorable currency impact ($142.2 million), including a larger charge for the remeasurement of net monetary assets in Venezuela in 2014 versus 2013 ($108.8 million), and lower results in Mexico, partially offset by improved organic results in Venezuela, Brazil and Argentina, and lower security costs.

Non-GAAP
The analysis of Latin America Non-GAAP revenues is the same as the analysis of Latin America GAAP revenues.

Latin America operating profit decreased 4% ($2.8 million) due primarily to unfavorable currency impact ($23.1 million) and lower results in Mexico, partially offset by organic improvements in Venezuela, Brazil and Argentina, and lower security costs.

EMEA

GAAP
EMEA revenue increased 5% ($29.7 million) due to favorable changes in currency exchange rates ($20.6 million) and organic revenue growth ($9.1 million).  Organic growth was driven by increased volumes in Russia and Ireland.

EMEA operating profit increased 18% ($4.8 million) due to lower security costs and higher profits in the Netherlands and Germany, partially offset by lower profits in France, the United Kingdom and Switzerland.

Non-GAAP
The analysis of EMEA Non-GAAP revenues is the same as the analysis of EMEA GAAP revenues.

EMEA operating profit increased 19% ($5.3 million) due to lower security costs and higher profits in the Netherlands and Germany, partially offset by lower profits in France, the United Kingdom and Switzerland.

North America

GAAP
Revenues in North America were down 1% as unfavorable currency impact ($7.2 million) more than offset organic increases in the United States and Canada.

Operating profit increased $2.5 million due to lower security costs, lower pension costs and improvement from cost efficiency measures, which were partially offset by lower CIT demand and continued pricing pressure in the U.S. and investments in our Global Payments business.

Non-GAAP
The analysis of North America Non-GAAP revenues is the same as the analysis of North America GAAP revenues.

Operating profit decreased $1.0 million due to lower CIT demand and continued pricing pressure in the U.S. and investments in our Global Payments line of business, which were partially offset by lower security costs, and improvement from cost efficiency measures.

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

Asia Pacific

GAAP

Revenue in Asia Pacific decreased 2% ($1.7 million) due mainly to unfavorable currency impact ($3.0 million).

Operating profit was flat.

Non-GAAP
The analysis of Asia Pacific Non-GAAP revenues is the same as the analysis of Asia Pacific GAAP revenues.

Operating profit was flat.

Non-segment Income (Expense)

GAAP	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2014	2013	change	2014	2013	change

General and administrative	$(13.1)	(11.9)	10	(26.6)	(19.9)	34
Retirement costs (primarily former operations)	(2.8)	(10.2)	(73)	(7.6)	(20.7)	(63)
Royalty income	0.5	0.5	-	0.8	0.9	(11)
Gains on business acquisitions and dispositions	-	-	-	-	1.1	(100)
Non-segment income (expense)	$(15.4)	(21.6)	(29)	(33.4)	(38.6)	(13)

Second Quarter
Non-segment expenses in the second quarter of 2014 were lower by $6.2 million than the prior year period mainly due to lower retirement costs ($7.4 million), partially offset by higher overall stock compensation expense versus the prior year period ($0.9 million).  The higher stock compensation expense was due to a $2.7 million cumulative accounting adjustment described in note 7 partially offset by the timing of annual equity compensation grants which shifted some expense from the first quarter to the second quarter last year.

First Half
Non-segment expenses in the first half of 2014 were $5.2 million lower than 2013 due to lower retirement costs ($13.1 million), partially offset by:
•	higher overall stock compensation expense including the cumulative accounting adjustment versus the prior year period ($4.4 million),
•	a $2.4 million reduction in accrued benefits recognized in the prior year period which did not recur in 2014, and
•	a 2013 gain related to a favorable purchase price adjustment on the 2010 Mexico acquisition ($1.1 million).

Outlook for 2014
We estimate that non-segment expenses on a GAAP basis will be $62 million in 2014, a decrease from 2013 primarily as a result of lower retirement costs.  See page 33 for a summary of our 2014 Outlook.

Non-GAAP	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2014	2013	change	2014	2013	change

General and administrative	$(10.4)	(11.9)	(13)	(23.9)	(19.9)	20
Royalty income	0.5	0.5	-	0.8	0.9	(11)
Non-segment income (expense)	$(9.9)	(11.4)	(13)	(23.1)	(19.0)	22

Second Quarter
Non-segment expenses on a Non-GAAP basis in the second quarter of 2014 were lower by $1.5 million than the second quarter of 2013 due to the timing of the annual equity compensation grants.

First Half
Non-segment expenses on a Non-GAAP basis in the first half of 2014 were $4.1 million higher than 2013, due to higher general and administrative costs ($4.0 million) primarily related to a reduction of accrued benefits in the first quarter of 2013 and higher overall stock compensation expense.

Outlook for 2014
We estimate that non-segment expenses on a Non-GAAP basis will be $45 million in 2014, up slightly from 2013.  See page 33 for a summary of our 2014 Outlook.

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

From time to time, we use foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At June 30, 2014, the notional value of our shorter term outstanding foreign currency contracts was $82.6 million with remaining weighted average contract maturities of approximately 1 month.  These shorter term foreign currency contracts primarily offset exposures in the Mexican peso and Euro.  Additionally, these shorter term contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings. We recognized losses of $0.6 million on such contracts in the first half of 2014.  At June 30, 2014, the fair value of these shorter term foreign currency contracts was not significant.

We also have a longer term cross currency swap contract to hedge exposure in Brazilian real which is designated as a cash flow hedge for accounting purposes.  At June 30, 2014, the notional value of this longer term contract was $21.0 million with a weighted average maturity of 2.1 years.  We recognized net losses of $1.7 million on this contract, of which losses of $1.2 million were included in other operating income (expense) to offset transaction gains of $1.2 million and expenses of $0.5 million were included in interest and other income (expense) in the first half of 2014.  At June 30, 2014, the fair value of the longer term cross currency swap was a net asset of $2.5 million.

See note 1 to the consolidated financial statements for a description of Venezuelan government currency processes and restrictions, their effect on our operations, and how we account for currency remeasurement for our Venezuelan subsidiaries.

Other Operating Income (Expense)

Other operating income (expense) includes segment and non-segment other operating income and expense.

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2014	2013	change	2014	2013	change

Share in earnings of equity affiliates	$1.3	1.6	(19)	2.7	3.3	(18)
Royalty income	0.5	0.5	-	0.8	0.9	(11)
Foreign currency items:
Transaction losses	(1.1)	(2.3)	(52)	(125.9)	(14.5)	unfav
Hedge losses	(0.2)	(0.1)	100	(0.6)	(0.5)	20
Gains on business acquisitions and dispositions	-	-	-	-	1.1	(100)
Gains (losses) on sale of property and other assets	0.2	-	fav	0.5	0.3	67
Impairment losses	(0.5)	-	unfav	(0.5)	-	unfav
Other	(1.3)	0.4	unfav	(1.2)	0.8	unfav
Other operating income (expense)	$(1.1)	0.1	unfav	(124.2)	(8.6)	unfav

Second Quarter
Other operating expense was slightly higher in the second quarter of 2014 than the second quarter of 2013

First Half
Other operating expense increased in the first six months of 2014 primarily as a result of the remeasurement of net monetary assets in Venezuela due to the adoption of the government’s SICAD II currency exchange process.  See note 1 to the consolidated financial statements for a description of the change in currency exchange processes and rates in Venezuela.  The published rate for bolivars at June 30, 2014, under the SICAD II process was 50 bolivars to the U.S. dollar, compared to the Venezuelan government official rate of 6.3 previously used to remeasure bolivars into U.S. dollars.  The change represents an 87% reduction in value of net monetary assets denominated in bolivars when expressed in U.S. dollars.  Net monetary assets denominated in bolivars were $23.5 million at June 30, 2014.

Nonoperating Income and Expense

Interest expense

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2014	2013	change	2014	2013	change

Interest expense	$5.9	5.9	-	11.7	11.8	(1)

Outlook for 2014
We expect our interest expense to be between $24 million and $26 million in 2014. See page 33 for a summary of our 2014 outlook

Interest and other income (expense)

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2014	2013	change	2014	2013	change

Interest income	$0.6	0.7	(14)	1.5	1.3	15
Gain on sale of available-for-sale securities	-	-	-	0.1	0.2	(50)
Foreign currency hedge gains (losses)	(0.3)	(0.3)	-	(0.5)	(0.5)	-
Other	0.3	(0.1)	fav	(0.8)	(0.1)	unfav
Interest and other income (expense)	$0.6	0.3	100	0.3	0.9	(67)

Outlook for 2014
We expect interest and other income (expense) to be between $1 million and $2 million of income in 2014. See page 33 for a summary of our 2014 outlook.

Income Taxes

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2014	2013	2014	2013

Continuing operations
Provision (benefit) for income taxes (in millions)	$4.7	10.7	13.7	16.1
Effective tax rate	87.0%	39.3%	(18.7)%	41.1%

2014 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first six months of 2014 was negative and less than the 35% U.S. statutory tax rate primarily due to the significant nondeductible expenses resulting from the currency devaluation in Venezuela in the first quarter.  These nondeductible expenses caused our earnings before tax in the period to be negative.  Excluding these nondeductible expenses, our effective tax rate on continuing operations in the first six months is 37%.  The rate is higher than 35% primarily due to cross border payments, nondeductible expenses in Mexico due to a recent law change and the characterization of a French business tax as an income tax, partially offset by the geographical mix of earnings.

2013 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first six months of 2013 was higher than the 35% U.S. statutory tax rate primarily due to a nondeductible remeasurement charge related to net monetary assets resulting from a currency devaluation in Venezuela in the first quarter, as well as additional devaluations forecasted in the second half of 2013.  Excluding the aforementioned Venezuela remeasurement charge, our effective tax rate on continuing operations in the first six months is 30%.

Outlook for 2014
Due to the significant non-deductible Venezuela remeasurement charge, tax expense is projected to be more than income from continuing operations before tax on a GAAP basis, resulting in a tax rate in excess of 100%.  On a Non- GAAP basis, the effective income tax rate for 2014 is expected to be between 35% and 38%.  Our effective tax rate may fluctuate materially from these estimates due to changes in the Venezuela foreign exchange rate (SICAD II), permanent book-tax differences, changes in the expected geographical mix of earnings, changes in current or deferred taxes due to legislative changes, changes in valuation allowances or accruals for contingencies and other factors.  See page 33 for a summary of our 2014 outlook.

Noncontrolling Interests

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(In millions)	2014	2013	change	2014	2013	change

Net income (loss) attributable to noncontrolling interests	$(1.6)	3.3	unfav	(30.8)	7.0	unfav

The net loss attributable to noncontrolling interests in the second quarter and first half of 2014 was primarily due to net losses of our Venezuelan subsidiary as a result of the March 2014 currency devaluation. We recognized $122 million in first-quarter 2014 currency exchange losses from the remeasurement of net monetary assets. We also recognized another $11 million in first-half 2014 expenses related to nonmonetary assets. Nonmonetary assets were not remeasured to a lower basis when the currency devalued.  Instead, under highly inflationary accounting rules, these assets retained their higher historical bases, with the excess recognized in earnings as the asset is consumed. The after-tax effect of these losses attributable to noncontrolling interests were $3.8 million in the second quarter of 2014 and $44.0 million in the first half of 2014.

Outlook for 2014
We expect the net loss attributable to noncontrolling interests to be $25 million to $29 million on a GAAP basis in 2014 as compared to net income of $24 million in 2013.  The 2014 loss attributable to noncontrolling interests is due to the remeasurement of net monetary assets in the first quarter for Venezuela.

We expect the net income attributable to noncontrolling interests to be $18 million to $22 million on a Non-GAAP basis in 2014 as compared to $29 million in 2013.  The lower net income attributable to noncontrolling interests in 2014 is due to lower forecasted U.S. dollar earnings for Venezuela in the last nine months of 2014 as a result of less-favorable rates used to translate local results.  See page 33 for a summary of our 2014 Outlook.

Outlook

	GAAP		Non-GAAP
(In millions except as noted)	Full-Year	Full-Year 2014	Full-Year	Full-Year 2014
	2013	Estimate	2013	Estimate

Organic revenue growth
Latin America	17%	21– 23%	17%	21– 23%
EMEA	2	0 – 2	2	0 – 2
North America	1	0 – 2	1	0 – 2
Asia Pacific	11	5 – 7	11	5 – 7
Total	8	8 – 10	8	8 – 10

Currency impact on revenue
Latin America	(9)%	(32) – (36)%	(9)%	(32) – (36)%
EMEA	2	1 – 3	2	1 – 3
North America	(1)	flat	(1)	flat
Asia Pacific	(5)	(1) – (3)	(5)	(1) – (3)
Total	(3)	(14) – (16)	(3)	(14) – (16)

Total revenues	$3,942	~3.7 billion	$3,942	~3.7 billion

Segment margin
Latin America(a)	8.7%	(1.0) – (3.0)%	9.8%	7.0 – 9.0%
EMEA	6.9	6.0 – 8.0	6.9	6.0 – 8.0
North America(b)	0.5	1.5 – 2.5	1.8	2.5 – 3.5
Asia Pacific	11.5	10.5 – 12.5	12.2	10.5 – 12.5
Total	6.4	~2.5	7.2	~6.5

Non-segment expense
General and administrative	$45	50	$45	47
Retirement plans(b)	41	14	-	-
Acquisition gains(c)	(3)	-	-	-
Royalty income	(2)	(2)	(2)	(2)
Non-segment expense	$81	62	$43	45

Effective income tax rate(a)	35%	100%+	33%	35% – 38%

Interest expense	$25	24 – 26	$25	24 – 26

Interest and other income (expense)	$2	1 – 2	$2	1 – 2

Net income attributable to
noncontrolling interests(a)	$24	(25) – (29)	$29	18 – 22

Fixed assets acquired
Capital expenditures	$178	160 – 170	$178	160 – 170
Capital leases(d)	5	15	5	15
Total	$183	175 – 185	$183	175 – 185

Depreciation and amortization	$174	175 – 180	$174	175 – 180

Amounts may not add due to rounding.

(a)	Expenses related to currency devaluation in Venezuela ($133 million in 2014 and $15 million in 2013) have been excluded from Non-GAAP and Adjusted Non-GAAP results.
(b)
Costs related to U.S. retirement plans have been excluded from Non-GAAP and Adjusted Non-GAAP results including $12 million in 2013 and $4 million in 2014 related to North America, and $41 million in 2013 and $14 million in 2014 related to non-segment expense.

(c)	Acquisition gains and losses are excluded from Non-GAAP results.
(d)	Includes capital leases for newly acquired assets only.

For more information about our outlook, see:
•	pages 21 – 22 for organic revenue growth
•	pages 21 – 22 for segment operating margin
•	page 29 for non-segment expenses
•	page 31 for interest expense
•	page 31 for interest income and other income (expense)
•	page 32 for effective income tax rate
•	page 32 for net income attributable to noncontrolling interests
•	page 41 for fixed assets acquired, depreciation and amortization

Supplemental Outlook Information – Non-GAAP Adjusted for Venezuela Results at 50 Bolivars per USD

Adjusted Non-GAAP
(In millions except as noted)		Full-Year 2014
Estimate

Organic revenue growth
Latin America		12 – 14%
EMEA		0 – 2
North America		0 – 2
Asia Pacific		5 – 7
Total		4 – 6

Currency impact on revenue
Latin America		(7) – (9)%
EMEA		1 – 3
North America		flat
Asia Pacific		(1) – (3)
Total		(2) – (4)

Total revenues	$	~3.6 billion

Segment margin
Latin America(a)		5.0 – 7.0%
EMEA		6.0 – 8.0
North America(b)		2.5 – 3.5
Asia Pacific		10.5 – 12.5
Total		~6

Non-segment expense:
General and administrative		$47
Royalty income		(2)
Non-segment expense(b)(c)		$45

Effective income tax rate(a)		38% – 41%

Interest expense		$24 – 26

Interest and other income (expense)		$1 – 2

Net income (loss) attributable to
noncontrolling interests(a)		$10 – 14

Fixed assets acquired:
Capital expenditures		$160 – 170
Capital leases(d)		15
Total		$175 – 185

Depreciation and amortization		$175 – 180

Amounts may not add due to rounding. See page 33 for notes.

Non-GAAP and Adjusted Non-GAAP(h) Results – Reconciled to Amounts Reported under GAAP

Non-GAAP and Adjusted Non-GAAP results described in this filing are financial measures that are not required by, or presented in accordance with GAAP.  See page 19 for more information.

(In millions, except for per share amounts)	GAAP Basis	Expenses Related to Currency Devaluation in Venezuela (a)	Losses Related to Closure (b)	Employee Benefit Settlement Losses (c)	U.S. Retirement Plans (d)	Share-based Compen- sation Adjust- ment (e)	Adjust Income Tax Rate (f)	Non-GAAP Basis	Adjust Venezuela to 50 Bolivars to the U.S. Dollar (g)	Adjusted Non-GAAP Basis (h)
	First Quarter 2014
Revenues:
Latin America	$438.4	-	-	-	-	-	-	438.4	(113.1)	325.3
EMEA	298.0	-	-	-	-	-	-	298.0	-	298.0
North America	220.1	-	-	-	-	-	-	220.1	-	220.1
Asia Pacific	35.1	-	-	-	-	-	-	35.1	-	35.1
Revenues	$991.6	-	-	-	-	-	-	991.6	(113.1)	878.5

Operating profit:
Latin America	$(74.8)	123.3	-	0.9	-	-	-	49.4	(28.9)	20.5
EMEA	14.8	-	-	-	-	-	-	14.8	-	14.8
North America	1.1	-	-	-	1.2	-	-	2.3	-	2.3
Asia Pacific	4.4	-	-	-	-	-	-	4.4	-	4.4
Segment operating profit	(54.5)	123.3	-	0.9	1.2	-	-	70.9	(28.9)	42.0
Non-segment	(18.0)	-	-	-	4.8	-	-	(13.2)	-	(13.2)
Operating profit	$(72.5)	123.3	-	0.9	6.0	-	-	57.7	(28.9)	28.8

Amounts attributable to Brink’s:
Income from continuing operations	$(58.4)	74.9	-	0.6	3.8	-	1.2	22.1	(11.2)	10.9
Diluted EPS – continuing operations	(1.19)	1.53	-	0.01	0.08	-	0.02	0.45	(0.23)	0.22

See page 36 for footnote explanations.

Non-GAAP and Adjusted Non-GAAP(h) Results – Reconciled to Amounts Reported under GAAP (Continued)
	GAAP Basis	Expenses Related to Currency Devaluation in Venezuela (a)	Losses Related to Closure (b)	Employee Benefit Settlement Losses (c)	U.S. Retirement Plans (d)	Share-based Compen- sation Adjust- ment (e)	Adjust Income Tax Rate (f)	Non-GAAP Basis	Adjust Venezuela to 50 Bolivars to the U.S. Dollar (g)	Adjusted Non-GAAP Basis (h)
	Second Quarter 2014
Revenues:
Latin America	$336.5	-	-	-	-	-	-	336.5	-	336.5
EMEA	302.9	-	-	-	-	-	-	302.9	-	302.9
North America	225.7	-	-	-	-	-	-	225.7	-	225.7
Asia Pacific	36.4	-	-	-	-	-	-	36.4	-	36.4
Revenues	$901.5	-	-	-	-	-	-	901.5	-	901.5

Operating profit:
Latin America	$(1.5)	9.8	0.7	0.9	-	0.6	-	10.5	-	10.5
EMEA	17.3	-	-	-	-	0.5	-	17.8	-	17.8
North America	5.7	-	-	-	0.8	0.3	-	6.8	-	6.8
Asia Pacific	4.6	-	-	-	-	0.1	-	4.7	-	4.7
Segment operating profit	26.1	9.8	0.7	0.9	0.8	1.5	-	39.8	-	39.8
Non-segment	(15.4)	-	-	-	2.8	2.7	-	(9.9)	-	(9.9)
Operating profit	$10.7	9.8	0.7	0.9	3.6	4.2	-	29.9	-	29.9

Amounts attributable to Brink’s:
Income from continuing operations	$2.3	6.0	0.7	0.8	2.3	3.4	(2.1)	13.4	(0.6)	12.8
Diluted EPS – continuing operations	0.05	0.12	0.01	0.02	0.05	0.07	(0.04)	0.27	(0.01)	0.26

	First Half 2014
Revenues:
Latin America	$774.9	-	-	-	-	-	-	774.9	(113.1)	661.8
EMEA	600.9	-	-	-	-	-	-	600.9	-	600.9
North America	445.8	-	-	-	-	-	-	445.8	-	445.8
Asia Pacific	71.5	-	-	-	-	-	-	71.5	-	71.5
Revenues	$1,893.1	-	-	-	-	-	-	1,893.1	(113.1)	1,780.0

Operating profit:
Latin America	$(76.3)	133.1	0.7	1.8	-	0.6	-	59.9	(28.9)	31.0
EMEA	32.1	-	-	-	-	0.5	-	32.6	-	32.6
North America	6.8	-	-	-	2.0	0.3	-	9.1	-	9.1
Asia Pacific	9.0	-	-	-	-	0.1	-	9.1	-	9.1
Segment operating profit	(28.4)	133.1	0.7	1.8	2.0	1.5	-	110.7	(28.9)	81.8
Non-segment	(33.4)	-	-	-	7.6	2.7	-	(23.1)	-	(23.1)
Operating profit	$(61.8)	133.1	0.7	1.8	9.6	4.2	-	87.6	(28.9)	58.7

Amounts attributable to Brink’s:
Income from continuing operations	$(56.1)	80.9	0.7	1.4	6.1	3.4	(0.9)	35.5	(11.8)	23.7
Diluted EPS – continuing operations	(1.15)	1.65	0.01	0.03	0.12	0.07	(0.02)	0.72	(0.24)	0.48
Amounts may not add due to rounding.

(a)
To eliminate the effects of the March 2014 currency devaluation in Venezuela as described in (g) below.  Expenses eliminated from Non-GAAP results include first-quarter currency exchange losses totaling $122 million related to remeasured net monetary assets and $1 million first-quarter and $10 million second-quarter expenses related to nonmonetary assets.  Nonmonetary assets were not remeasured to a lower basis when the currency devalued.  Instead, under highly inflationary accounting rules, these assets retained their higher historical bases, which excess is recognized in earnings as the asset is consumed.

(b)	To eliminate an impairment loss related to Latin America operations that are expected to be shut down within the next 12 months.
(c)	To eliminate employee benefit settlement losses in Mexico.
(d)	To eliminate expenses related to U.S. retirement plans.
(e)
To eliminate the expense related to an accounting adjustment related to share-based compensation.  The accounting adjustment revises the accounting for share-based compensation from fixed to variable fair value accounting as defined in ASC Topic 718, Stock Compensation.  For more information, see page 15.

(f)
To adjust effective income tax rate in the interim period to be equal to the midpoint of the estimated range of the full-year Non-GAAP effective income tax rate.  The midpoint of the estimated range of the full-year Non-GAAP effective tax rate for 2014 is 36.5%.

(g)
Effective March 24, 2014, Brink’s began remeasuring its Venezuelan operating results using currency exchange rates reported under a newly established currency exchange process in Venezuela (the “SICAD II process”).  The rate published for this process has averaged approximately 50 since opening on March 24, 2014.This adjustment reflects a hypothetical remeasurement of Brink’s Venezuela’s first quarter 2014 revenue and operating results using a rate of 50 bolivars to the U.S. dollar, which approximates the rate observed in the new SICAD II currency exchange process in March 2014.

(h)	Non-GAAP results adjusted for Venezuelan results at 50 bolivars per U.S. dollar.

Non-GAAP and Adjusted Non-GAAP(g) Results – Reconciled to Amounts Reported under GAAP (Continued)
	GAAP Basis	Gains and Losses on Acquisitions and Dispositions (a)	Expenses Related to Currency Devaluation in Venezuela (b)	Employee Benefit Settlement Losses (c)	U.S. Retirement Plans (d)	Adjust Income Tax Rate (e)	Non-GAAP Basis	Adjust Venezuela to 50 Bolivars to the U.S. Dollar (f)	Adjusted Non-GAAP Basis (g)
	First Quarter 2013
Revenues:
Latin America	$412.9	-	-	-	-	-	412.9	(84.5)	328.4
EMEA	277.8	-	-	-	-	-	277.8	-	277.8
North America	223.2	-	-	-	-	-	223.2	-	223.2
Asia Pacific	36.6	-	-	-	-	-	36.6	-	36.6
Revenues	$950.5	-	-	-	-	-	950.5	(84.5)	866.0

Operating profit:
Latin America	$23.4	-	13.9	0.3	-	-	37.6	(18.0)	19.6
EMEA	8.6	-	-	-	-	-	8.6	-	8.6
North America	(2.0)	-	-	-	2.9	-	0.9	-	0.9
Asia Pacific	4.3	-	-	-	-	-	4.3	-	4.3
Segment operating profit	34.3	-	13.9	0.3	2.9	-	51.4	(18.0)	33.4
Non-segment	(17.0)	(1.1)	-	-	10.5	-	(7.6)	-	(7.6)
Operating profit	$17.3	(1.1)	13.9	0.3	13.4	-	43.8	(18.0)	25.8

Amounts attributable to Brink’s:
Income from continuing operations	$2.9	(1.1)	8.7	0.2	8.2	0.1	19.0	(8.9)	10.1
Diluted EPS – continuing operations	0.06	(0.02)	0.18	-	0.17	-	0.39	(0.18)	0.21

	Second Quarter 2013
Revenues:
Latin America	$413.6	-	-	-	-	-	413.6	(83.9)	329.7
EMEA	293.4	-	-	-	-	-	293.4	-	293.4
North America	226.3	-	-	-	-	-	226.3	-	226.3
Asia Pacific	36.6	-	-	-	-	-	36.6	-	36.6
Revenues	$969.9	-	-	-	-	-	969.9	(83.9)	886.0

Operating profit:
Latin America	$24.4	-	0.2	0.5	-	-	25.1	(8.6)	16.5
EMEA	18.7	-	-	-	-	-	18.7	-	18.7
North America	6.3	-	-	-	2.9	-	9.2	-	9.2
Asia Pacific	5.0	-	-	-	-	-	5.0	-	5.0
Segment operating profit	54.4	-	0.2	0.5	2.9	-	58.0	(8.6)	49.4
Non-segment	(21.6)	-	-	-	10.2	-	(11.4)	-	(11.4)
Operating profit	$32.8	-	0.2	0.5	13.1	-	46.6	(8.6)	38.0

Amounts attributable to Brink’s:
Income from continuing operations	$13.2	-	0.1	0.4	7.7	1.5	22.9	(5.8)	17.1
Diluted EPS – continuing operations	0.27	-	-	0.01	0.16	0.03	0.47	(0.12)	0.35

See page 39 for footnote explanations.

Non-GAAP and Adjusted Non-GAAP(g) Results – Reconciled to Amounts Reported under GAAP (Continued)
	GAAP Basis	Gains and Losses on Acquisitions and Dispositions (a)	Expenses Related to Currency Devaluation in Venezuela (b)	Employee Benefit Settlement Losses (c)	U.S. Retirement Plans (d)	Adjust Income Tax Rate (e)	Non-GAAP Basis	Adjust Venezuela to 50 Bolivars to the U.S. Dollar (f)	Adjusted Non-GAAP Basis (g)
	First Half 2013
Revenues:
Latin America	$826.5	-	-	-	-	-	826.5	(168.4)	658.1
EMEA	571.2	-	-	-	-	-	571.2	-	571.2
North America	449.5	-	-	-	-	-	449.5	-	449.5
Asia Pacific	73.2	-	-	-	-	-	73.2	-	73.2
Revenues	$1,920.4	-	-	-	-	-	1,920.4	(168.4)	1,752.0

Operating profit:
Latin America	$47.8	-	14.1	0.8	-	-	62.7	(26.6)	36.1
EMEA	27.3	-	-	-	-	-	27.3	-	27.3
North America	4.3	-	-	-	5.8	-	10.1	-	10.1
Asia Pacific	9.3	-	-	-	-	-	9.3	-	9.3
Segment operating profit	88.7	-	14.1	0.8	5.8	-	109.4	(26.6)	82.8
Non-segment	(38.6)	(1.1)	-	-	20.7	-	(19.0)	-	(19.0)
Operating profit	$50.1	(1.1)	14.1	0.8	26.5	-	90.4	(26.6)	63.8

Amounts attributable to Brink’s:
Income from continuing operations	$16.1	(1.1)	8.8	0.6	15.9	1.6	41.9	(14.7)	27.2
Diluted EPS – continuing operations	0.33	(0.02)	0.18	0.01	0.33	0.03	0.86	(0.30)	0.56

	Third Quarter 2013
Revenues:
Latin America	$423.8	-	-	-	-	-	423.8	(100.1)	323.7
EMEA	301.2	-	-	-	-	-	301.2	-	301.2
North America	222.5	-	-	-	-	-	222.5	-	222.5
Asia Pacific	34.9	-	-	-	-	-	34.9	-	34.9
Revenues	$982.4	-	-	-	-	-	982.4	(100.1)	882.3

Operating profit:
Latin America	$42.8	-	0.2	0.8	-	-	43.8	(20.7)	23.1
EMEA	32.1	-	-	-	-	-	32.1	-	32.1
North America	0.2	-	-	-	2.9	-	3.1	-	3.1
Asia Pacific	4.8	-	-	-	-	-	4.8	-	4.8
Segment operating profit	79.9	-	0.2	0.8	2.9	-	83.8	(20.7)	63.1
Non-segment	(20.7)	(0.9)	-	-	10.3	-	(11.3)	-	(11.3)
Operating profit	$59.2	(0.9)	0.2	0.8	13.2	-	72.5	(20.7)	51.8

Amounts attributable to Brink’s:
Income from continuing operations	$29.8	(0.9)	0.1	0.6	7.7	(1.7)	35.6	(11.6)	24.0
Diluted EPS – continuing operations	0.61	(0.02)	-	0.01	0.16	(0.03)	0.73	(0.24)	0.49

See page 39 for footnote explanations.

Non-GAAP and Adjusted Non-GAAP(g) Results – Reconciled to Amounts Reported under GAAP (Continued)
	GAAP Basis	Gains and Losses on Acquisitions and Dispositions (a)	Expenses Related to Currency Devaluation in Venezuela (b)	Employee Benefit Settlement Losses (c)	U.S. Retirement Plans (d)	Adjust Income Tax Rate (e)	Non-GAAP Basis	Adjust Ve- nezuela to 50 Bolivars to the U.S. Dollar (f)	Adjusted Non-GAAP Basis (g)
	Fourth Quarter 2013
Revenues:
Latin America	$470.4	-	-	-	-	-	470.4	(123.0)	347.4
EMEA	305.9	-	-	-	-	-	305.9	-	305.9
North America	226.4	-	-	-	-	-	226.4	-	226.4
Asia Pacific	36.7	-	-	-	-	-	36.7	-	36.7
Revenues	$1,039.4	-	-	-	-	-	1,039.4	(123.0)	916.4

Operating profit:
Latin America	$59.3	2.2	0.3	0.9	-	-	62.7	(21.6)	41.1
EMEA	22.1	-	-	-	-	-	22.1	-	22.1
North America	0.2	-	-	-	2.9	-	3.1	-	3.1
Asia Pacific	2.6	0.9	-	-	-	-	3.5	-	3.5
Segment operating profit	84.2	3.1	0.3	0.9	2.9	-	91.4	(21.6)	69.8
Non-segment	(21.8)	(0.8)	-	-	10.3	-	(12.3)	-	(12.3)
Operating profit	$62.4	2.3	0.3	0.9	13.2	-	79.1	(21.6)	57.5

Amounts attributable to Brink’s:
Income from continuing operations	$26.0	4.0	0.2	0.6	8.2	0.1	39.1	(9.8)	29.3
Diluted EPS – continuing operations	0.53	0.08	-	0.01	0.17	-	0.79	(0.20)	0.60

	Full Year 2013
Revenues:
Latin America	$1,720.7	-	-	-	-	-	1,720.7	(391.5)	1,329.2
EMEA	1,178.3	-	-	-	-	-	1,178.3	-	1,178.3
North America	898.4	-	-	-	-	-	898.4	-	898.4
Asia Pacific	144.8	-	-	-	-	-	144.8	-	144.8
Revenues	$3,942.2	-	-	-	-	-	3,942.2	(391.5)	3,550.7

Operating profit:
Latin America	$149.9	2.2	14.6	2.5	-	-	169.2	(68.9)	100.3
EMEA	81.5	-	-	-	-	-	81.5	-	81.5
North America	4.7	-	-	-	11.6	-	16.3	-	16.3
Asia Pacific	16.7	0.9	-	-	-	-	17.6	-	17.6
Segment operating profit	252.8	3.1	14.6	2.5	11.6	-	284.6	(68.9)	215.7
Non-segment	(81.1)	(2.8)	-	-	41.3	-	(42.6)	-	(42.6)
Operating profit	$171.7	0.3	14.6	2.5	52.9	-	242.0	(68.9)	173.1

Amounts attributable to Brink’s:
Income from continuing operations	$71.9	2.0	9.1	1.8	31.8	-	116.6	(36.1)	80.5
Diluted EPS – continuing operations	1.47	0.04	0.18	0.04	0.65	-	2.38	(0.74)	1.64

Amounts may not add due to rounding.

(a)	To eliminate
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
(b)
To eliminate the effects of the February 2013 currency devaluation in Venezuela in which the official exchange rate in Venezuela declined 16% from 5.3 to 6.3 bolivars to the U.S. dollar.  Expenses eliminated from Non-GAAP results include first quarter currency exchange losses totaling $13.4 million related to remeasured net monetary assets as well as expenses related to nonmonetary assets ($0.5 million in the first quarter, $0.2 million in the second quarter, $0.2 million in the third quarter and $0.3 million in the fourth quarter).  Nonmonetary assets were not remeasured to a lower basis when the currency devalued.  Instead, under highly inflationary accounting rules, these assets retained their higher historical bases, which excess is recognized in earnings as the asset is consumed.

(c)	To eliminate employee benefit settlement losses in Mexico.
(d)	To eliminate expenses related to U.S. retirement plans.
(e)	To adjust effective income tax rate in the interim period to be equal to the full-year Non-GAAP effective income tax rate. The full-year Non-GAAP effective tax rate for 2013 is 33.1%.
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

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows from operating activities increased by $6.5 million in the first six months of 2014 as compared to the first six months of 2013.  Cash used for investing activities decreased by $29.3 million in the first six months of 2014 compared to the first six months of 2013 primarily as a result of a decrease in cash used for business acquisitions and a decrease in capital expenditures.  Cash also decreased $93.1 million in 2014 as a result of a change in the exchange rate we used to remeasure net monetary assets including cash in Venezuela (see note 1 to the consolidated financial statements).  We financed our liquidity needs in the first six months of 2014 with our revolving credit facility and short-term borrowings.

We entered into a new master lease agreement in late 2009 to finance the acquisition of new armored vehicles in the U.S.  Vehicles acquired under the 2009 lease agreement have been accounted for as capital leases.  Vehicles acquired under the previous lease agreement were accounted for as operating leases.

Operating Activities

	Six Months
	Ended June 30,		$
(In millions)	2014	2013	change

Cash flows from operating activities
Non-GAAP basis	$38.6	33.4	5.2
Increase (decrease) in certain customer obligations(a)	8.1	14.2	(6.1)
Discontinued operations(b)	0.9	(6.5)	7.4
GAAP basis	$47.6	41.1	6.5

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

GAAP
Operating cash flows increased by $6.5 million in the first six months of 2014 compared to the same period in 2013.  The increase was primarily due to working capital improvements, including the timing of security loss payments and insurance recoveries, and a decrease in cash used by discontinued operations.  These increases in cash flows from operating activities were partially offset by a net increase in contributions to our primary U.S. pension plan and less cash provided from changes in customer obligations of certain of our secure Cash Management Services operations (cash held for customers increased by $8.1 million in the first six months of 2014 compared to an increase of $14.2 million in the same 2013 period).

Non-GAAP
Cash flows from operating activities increased by $5.2 million on a Non-GAAP basis in the first six months of 2014 as compared to the same period in 2013.  The increase was primarily due to working capital improvements, including the timing of security loss payments and insurance recoveries, partially offset by an increase in contributions to our primary U.S. pension plan.

Investing Activities

	Six Months
	Ended June 30,		$
(In millions)	2014	2013	change

Cash flows from investing activities
Capital expenditures	$(56.9)	(78.2)	21.3
Acquisitions	-	(18.0)	18.0
Proceeds from the sale of available-for-sale securities and other investments	1.3	8.9	(7.6)
Proceeds from sale of property and equipment	1.6	0.5	1.1
Other	(0.1)	(0.3)	0.2
Discontinued operations	(4.7)	(1.0)	(3.7)
Investing activities	$(58.8)	(88.1)	29.3

Cash used by investing activities decreased by $29.3 million in the first six months of 2014 versus the first six months of 2013.  The decrease was primarily due to $18.0 million in cash used for business acquisitions in 2013 and a decrease in capital expenditures of $21.3 million primarily related to armored vehicles, information technology and other equipment.  An acquisition of noncontrolling interests of a subsidiary ($18.5 million in 2013) is included in the financing section of our cash flows statement.

Capital expenditures and depreciation and amortization were as follows:

	Six Months				Full Year
	Ended June 30,		$	Full Year	Outlook
(In millions)	2014	2013	change	2013	2014

Property and equipment acquired during the period
Capital expenditures:
Latin America	$25.1	43.1	(18.0)	88.7	(a)
EMEA	12.3	14.9	(2.6)	33.9	(a)
North America	18.0	18.4	(0.4)	52.1	(a)
Asia Pacific	1.5	1.8	(0.3)	3.0	(a)
Capital expenditures	56.9	78.2	(21.3)	177.7	160 – 170

Capital leases(b):
Latin America	1.3	-	1.3	0.9	(a)
North America	0.1	0.5	(0.4)	4.6	(a)
Capital leasesa	1.4	0.5	0.9	5.5	15

Total:
Latin America	26.4	43.1	(16.7)	89.6	(a)
EMEA	12.3	14.9	(2.6)	33.9	(a)
North America	18.1	18.9	(0.8)	56.7	(a)
Asia Pacific	1.5	1.8	(0.3)	3.0	(a)
Total	$58.3	78.7	(20.4)	183.2	175 – 185

Depreciation and amortization
Latin America	$31.5	29.7	1.8	60.8	(a)
EMEA	22.2	22.9	(0.7)	48.8	(a)
North America	29.9	28.8	1.1	58.2	(a)
Asia Pacific	2.6	2.9	(0.3)	5.8	(a)
Depreciation and amortization	$86.2	84.3	1.9	173.6	175 – 180

(a)	Not provided.
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

Since 2011, we have increased our spending on information technology to improve business process productivity, and we have reduced our maintenance capital expenditures for vehicles and facilities while continuing to focus on safety and security.  We continue to focus on maximizing asset utilization and maintenance of capital expenditures which has enabled us to reduce our annual spend to a level more in line with depreciation.  Our reinvestment ratio, which we define as the annual amount of capital expenditures divided by the annual amount of depreciation and amortization, was 1.0 for the twelve months ending June 30, 2014 compared to 1.3 for the twelve months ending June 30, 2013.

Capital expenditures in the first half of 2014 were primarily for information technology, machinery and equipment and Compusafe® equipment.

Financing Activities

Summary of financing activities

	Six Months
	Ended June 30,
(In millions)	2014	2013

Cash provided (used) by financing activities
Borrowings and repayments:
Short-term debt	$3.9	69.5
Long-term revolving credit facilities	104.2	85.0
Other long-term debt	(16.6)	(14.6)
Borrowings (repayments)	91.5	139.9

Acquisition of a noncontrolling interest in a subsidiary	-	(18.5)
Payment of acquisition-related obligation	-	(8.1)
Dividends attributable to:
Shareholders of Brink’s	(9.7)	(9.6)
Noncontrolling interests in subsidiaries	(6.2)	(1.6)
Other	(1.0)	(1.7)
Discontinued operations	-	0.9
Cash flows from financing activities	$74.6	101.3

Debt borrowings and repayments
Cash provided by financing activities decreased by $26.7 million in the first six months of 2014 compared to the first six months of 2013.  This decrease is primarily due to more cash borrowed to fund acquisitions in 2013.  In the first half of 2014, we borrowed from our revolving credit facilities and short-term debt to fund operating and investing activities.

Dividends
We paid dividends to Brink’s shareholders of $0.20 per share ($9.7 million) in the first half of 2014, similar to the prior year.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the board of directors.

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

Reconciliation of Net Debt to U.S. GAAP Measures

	June 30,	December 31,
(In millions)	2014	2013

Debt:
Short-term	$79.1	80.9
Long-term	449.0	355.1
Total Debt	528.1	436.0

Less:
Cash and cash equivalents	224.7	255.5
Amounts held by Cash Management Services operations(a)	(39.2)	(31.3)
Cash and cash equivalents available for general corporate purposes	185.5	224.2

Net Debt	$342.6	211.8

(a)
Title to cash received and processed in certain of our secure Cash Management Services operations transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources and in our computation of Net Debt.

Net Debt is a supplemental Non-GAAP financial measure that is not required by, or presented in accordance with GAAP.  We use Net Debt as a measure of our financial leverage.  We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage.  Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our consolidated balance sheets.  Set forth above is a reconciliation of Net Debt, a Non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP.   Net Debt excluding cash and debt in Venezuelan operations was $361 million at June 30, 2014, and $306 million at December 31, 2013.

Net Debt increased by $131 million primarily due to the adoption of the less favorable SICAD II exchange rate for currency held in Venezuelan bolivars during the first quarter of 2014 and cash contributions made to our primary U.S. pension plan during the first six months of 2014.  See note 1 and note 3 to the consolidated financial statements for more information.

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

Incremental taxes.  Of the $224.7 million of cash and cash equivalents at June 30, 2014, $153.0 million is held by subsidiaries that we consider to be permanently invested and for which we do not expect to repatriate to the U.S.  If we were to decide to repatriate this cash to the U.S., we may have to accrue and pay additional income taxes.  Given the number of foreign operations and the complexities of the tax law, it is not practical to estimate the potential tax liability, but the amount of taxes owed could be material depending on how and when the repatriation were to occur.

Venezuela.  We have $17.1 million of cash and cash equivalents denominated in Venezuelan bolivars (as remeasured at the published SICAD II rate of 50 bolivars to the U.S. dollar) at June 30, 2014.  We believe that the SICAD II process to convert bolivars (as described in note 1 to the consolidated financial statements) is the only method for which we are likely to receive U.S. dollars that we need to operate our business and to repatriate earnings.  The Venezuelan government has restricted conversions of bolivars into U.S. dollars in the past and may do so in the future.

Argentina.  We have $11.2 million in cash and cash equivalents denominated in Argentinean pesos at June 30, 2014.  The Argentinean government has, from time-to-time, imposed limits on the exchange of local pesos into U.S. dollars.  As a result, we have elected in the past and may elect in the future to repatriate cash from Argentina using alternative legal methods, which may result in less favorable exchange rates.

U.S. Pension plans. We have taken some action and are considering further steps to reduce risk to our primary U.S. pension plan and reduce administrative costs associated with the plan.
•
We are accelerating a portion of our required annual contributions.  This will result in lower Pension Benefit Guaranty Corporation (“PBGC”) insurance premiums – an administrative cost of the plan, and allow us to take steps to further de-risk the plan’s asset allocation. These payments are funded with cash and borrowings under existing credit facilities.  We have contributed $26.2 million in the first half of 2014 and expect to contribute up to an additional $61 million in the remainder of 2014.

•
We are considering settling a portion of the obligation with certain former employees using plan assets, which would further reduce the plan’s PBGC premiums, and, if completed, would result in a significant U.S. GAAP settlement charge in the fourth quarter of 2014.

Debt
We have a $480 million unsecured revolving bank credit facility (the “Revolving Facility”) that matures in January 2017.  The Revolving Facility’s interest rate is based on LIBOR plus a margin or alternate base rate plus a margin.  The Revolving Facility allows us to borrow or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility.  As of June 30, 2014, $255 million was available under the Revolving Facility.  Amounts outstanding under the Revolving Facility as of June 30, 2014, were denominated primarily in U.S. dollars and to a lesser extent in euros.  The margin on LIBOR borrowings under the Revolving Facility, which ranges from 0.9% to 1.575% depending on our credit rating, was 1.40% at June 30, 2014.  The margin on alternate base rate borrowings under the Revolving Facility ranges from 0.0% to 0.575%.  We also pay an annual facility fee on the Revolving Facility based on our credit rating.  The facility fee, which ranges from 0.10% to 0.30%, was 0.225% at June 30, 2014.

We have $100 million in unsecured notes issued through a private placement debt transaction (the “Notes”).  The Notes comprise $50 million in series A notes with a fixed interest rate of 4.57% and $50 million in series B notes with a fixed interest rate of 5.20%.  The Notes are due in January 2021 with principal payments under the series A notes to begin in January 2015.

As of June 30, 2014, we had two unsecured multi-currency revolving bank credit facilities totaling $40 million, of which $19 million was available. A $20 million facility expires in December 2015, and a $20 million facility expires in February 2017.  Interest on these facilities is based on LIBOR plus a margin.  The margin ranges from 0.9% to 2.0%.  We also have the ability to borrow from other banks, at the banks’ discretion, under short-term uncommitted agreements.  Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

We have a $24 million unsecured committed credit facility that expires in April 2016.  Interest on this facility is based on LIBOR plus a margin, which ranges from 1.20% to 1.575%.  As of June 30, 2014, $7 million was available under the facility.

We have three unsecured letter of credit facilities totaling $179 million, of which approximately $67 million was available at June 30, 2014.  An $85 million facility expires in June 2015, a $40 million facility expires in December 2015, and a $54 million facility expires in December 2016.  The Revolving Facility and the multi-currency revolving credit facilities are also used for issuance of letters of credit and bank guarantees.

The Revolving Facility, the Notes, the unsecured multi-currency revolving bank credit facilities, the unsecured committed credit facility and the letter of credit facilities contain subsidiary guarantees and various financial and other covenants.  The financial covenants, among other things, limit our total indebtedness, limit priority debt, limit asset sales, limit the use of proceeds from asset sales and provide for minimum coverage of interest costs.  The credit agreements do not provide for the acceleration of payments should our credit rating be reduced.  If we were not to comply with the terms of our various credit agreements, the repayment terms could be accelerated and the commitments could be withdrawn.  An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  We were in compliance with all financial covenants at June 30, 2014.

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

Equity
At June 30, 2014, we had 100 million shares of common stock authorized and 48.5 million shares issued and outstanding.

U.S. Retirement Liabilities

Funded Status of U.S. Retirement Plans
	Actual	Actual	Projected
(In millions)	2013	1st Half 2014	2nd Half 2014	2015	2016	2017	2018

U.S. pension plans
Beginning funded status	$(275.0)	(123.1)	(87.7)	(19.5)	2.0	24.8	65.6
Net periodic pension credit(a)	14.7	8.9	9.7	18.9	20.6	23.6	26.4
Payment from Brink’s:
Primary U.S. pension plan	13.0	26.2	61.0	-	-	16.0	6.1
Other U.S. pension plan	1.1	0.3	0.5	0.8	0.8	0.8	0.8
Benefit plan experience gain	123.1	-	(3.0)	1.8	1.4	0.4	2.5
Ending funded status	$(123.1)	(87.7)	(19.5)	2.0	24.8	65.6	101.4

UMWA plans
Beginning funded status	$(256.6)	(142.1)	(141.1)	(137.8)	(135.1)	(132.7)	(130.6)
Net periodic postretirement credit(a)	1.1	2.0	2.3	2.7	2.4	2.1	1.8
Prior service credit	55.7	-	-	-	-	-	-
Benefit plan experience gain	56.7	-	-	-	-	-	-
Other	1.0	(1.0)	1.0	-	-	-	-
Ending funded status	$(142.1)	(141.1)	(137.8)	(135.1)	(132.7)	(130.6)	(128.8)

Black lung and other plans
Beginning funded status	$(48.8)	(44.3)	(41.7)	(41.3)	(38.5)	(35.8)	(33.3)
Net periodic postretirement cost(a)	(1.7)	(1.0)	(0.9)	(1.7)	(1.6)	(1.5)	(1.4)
Payment from Brink’s	6.9	3.6	1.3	4.5	4.3	4.0	3.7
Other	(0.7)	-	-	-	-	-	-
Ending funded status	$(44.3)	(41.7)	(41.3)	(38.5)	(35.8)	(33.3)	(31.0)

(a)	Excludes amounts reclassified from accumulated other comprehensive income (loss).

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

Assumptions for U.S. Retirement Obligations
We have made various assumptions to estimate the amount of payments to be made in the future.  The most significant assumptions include:
•	Changing discount rates and other assumptions in effect at measurement dates (normally December 31)
•	Investment returns of plan assets
•	Contributions to plans from Brink’s including our expectation to accelerate 2015 and 2016 required contributions into 2014
•	Settlement of obligations to participants
•	Addition of new participants (historically immaterial due to freezing of pension benefits and exit from coal business)
•	Mortality rates
•	Change in laws

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

	Actual	Actual	Projected
(In millions)	2013	1st Half 2014	2nd Half 2014	FY2014	2015	2016	2017	2018

U.S. pension plans	$30.5	5.3	4.3(a)	9.6(a)	1.9	(2.6)	(9.1)	(14.4)
UMWA plans	18.5	2.3	1.1	3.4	6.8	6.4	6.0	5.8
Black lung and other plans	3.9	2.0	2.0	4.0	3.8	3.7	3.6	2.9
Total	$52.9	9.6	7.4	17.0	12.5	7.5	0.5	(5.7)

Amounts allocated to:
North American Segment	$11.6	2.0	1.5	3.5	0.4	(1.3)	(3.9)	(6.0)
Non-segment	41.3	7.6	5.9	13.5	12.1	8.8	4.4	0.3
Total	$52.9	9.6	7.4	17.0	12.5	7.5	0.5	(5.7)

(a)	Excludes estimated significant settlement loss related to potentially settling a portion of the obligation. See page 45.

Summary of Total Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants

This table summarizes actual and projected payments
•	from Brink’s to U.S. retirement plans, and
•	from the plans to participants.

	Actual	Actual	Projected
(In millions)	2013	1st Half 2014	2nd Half 2014	FY2014	2015	2016	2017	2018

Payments from Brink’s to U.S. Plans
Primary U.S. pension plan	$13.0	26.2	61.0	87.2	-	-	16.0	6.1
Other U.S. pension plan	1.1	0.3	0.5	0.8	0.8	0.8	0.8	0.8
Black lung and other plans	6.9	3.6	1.3	4.9	4.5	4.3	4.0	3.7
Total	$21.0	30.1	62.8	92.9	5.3	5.1	20.8	10.6

Payments from U.S. Plans to participants
U.S. pension plan	$44.1	22.5	25.2(a)	47.7(a)	49.0	50.3	51.9	53.6
UMWA plans	31.1	17.8	13.7	31.5	31.9	31.5	31.3	32.9
Black lung and other plans	6.9	3.6	1.3	4.9	4.5	4.3	4.0	3.7
Total	$82.1	43.9	40.2	84.1	85.4	86.1	87.2	90.2

(a)	Excludes estimated significant payments from Brink’s to U.S participants related to potentially settling a portion of the obligation. See page 45.

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of the most recent measurement date.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

Contingent Matters

See note 11 to the consolidated financial statements for information about contingent matters at June 30, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We serve customers in more than 100 countries, including 43 countries where we operate subsidiaries.  These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates.  In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program.  Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results.  We have not had any material change in our market risk exposure in the six months ended June 30, 2014.

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

Changes in internal control over financial reporting.
We are implementing a Shared Service Center (SSC) with a new Oracle general ledger system and various sub-ledger modules.  During the quarter ended June 30, 2014, we moved our Brazil operations onto the SSC as part of a multi-year implementation schedule in which several countries will be moved to the SSC under the same accounting platform.  This implementation is being performed to consolidate accounting systems, gain efficiencies of scale, and harmonize internal control over financial reporting across our various entities.  Other than this change, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information

This document contains both historical and forward-looking information.  Words such as “anticipates,” “assumes,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “believes,” “potential,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, statements regarding future U.S. dollar transactions in Venezuela, the ability to obtain U.S. dollars in Venezuela and 2014 revenue and profit for the Company’s Venezuela business, future contributions to the primary U.S. pension plan, the outcome of pending litigation and the anticipated financial effect of the disposition of legal matters, anticipated revenue, revenue growth and currency impact on revenue, and segment margin in 2014, anticipated results in each of the Company’s geographic operating segments, 2016  segment margin, segment operating profit and earnings per share, future acquisitions of property and equipment (including U.S. vehicle acquisitions through capital leases), anticipated depreciation, interest and rental expenses related to the U.S. fleet, anticipated non-segment expenses, anticipated interest expense, the anticipated annual effective tax rate for 2014 and our tax position and underlying assumptions, anticipated net income attributable to noncontrolling interests, anticipated fixed assets acquired, depreciation and amortization for 2014, the ability to meet our liquidity needs, repatriation of cash to the U.S., future payment of bonds issued by the Peninsula Ports Authority of Virginia, projected U.S. retirement plan contributions, costs and expenses, and projected black lung liability and U.S. retirement plan liabilities.  Forward-looking information in this document is subject to known and unknown risks, uncertainties and contingencies, which are difficult to predict or quantify, and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond our control, include, but are not limited to:
•	continuing market volatility and commodity price fluctuations and their impact on the demand for our services;
•	our ability to continue profit growth in Latin America;
•	our ability to maintain or improve volumes at favorable pricing levels and increase cost and productivity efficiencies, particularly in the United States and Mexico;
•	investments in information technology and value-added services and their impact on revenue and profit growth;
•	our ability to develop and implement solutions for our customers and gain market acceptance of those solutions;
•	our ability to maintain an effective IT infrastructure and safeguard confidential information;
•
risks customarily associated with operating in foreign countries including changing labor and economic conditions, currency devaluations, safety and security issues, political instability, restrictions on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive government actions;

•	the strength of the U.S. dollar relative to foreign currencies and foreign currency exchange rates;
•	the stability of the Venezuelan economy, changes in Venezuelan policy regarding foreign-owned businesses;
•	changes in currency restrictions and in foreign exchange rates, including fluctuations in value of the Venezuelan bolivar;
•	regulatory and labor issues in many of our global operations, including negotiations with organized labor and the possibility of work stoppages;
•	our ability to identify and execute further cost and operational improvements and efficiencies in our core businesses;
•	our ability to integrate successfully recently acquired companies and improve their operating profit margins;
•	costs related to dispositions and market exits;
•	our ability to identify evaluate and pursue acquisitions and other strategic opportunities including those in the home security industry and emerging markets;
•	the willingness of our customers to absorb fuel surcharges and other future price increases;
•	our ability to obtain necessary information technology and other services at favorable pricing levels from third party service providers;
•	variations in costs or expenses and performance delays of any public or private sector supplier, service provider or customer;
•
our ability to obtain appropriate insurance coverage, positions taken by insurers with respect to claims made and the financial condition of insurers, safety and security performance, our loss experience, and changes in insurance costs;

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
•
changes to estimated liabilities and assets in actuarial assumptions due to payments made, investment returns, interest rates and actuarial revaluations, the funding requirements, accounting treatment, investment performance and costs and expenses of our pension plans, the VEBA and other employee benefits, mandatory or voluntary pension plan contributions;

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

This list of risks, uncertainties and contingencies is not intended to be exhaustive.  Additional factors that could cause our results to differ materially from those described in the forward-looking statements can be found under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2014 and in our other public filings with the Securities and Exchange Commission.  The forward looking information included in this document is representative only as of the date of this document, and The Brink’s Company undertakes no obligation to update any information contained in this document.

Part II - Other Information

Item 1.  Legal Proceedings

For a discussion of legal proceedings, see note 11 to the consolidated financial statements, “Contingent Matters,” in Part I, Item 1 of this Form 10-Q.

Item 6.  Exhibits

Exhibit
Number        Description

10.1	Plan for Deferral of Directors’ Fees, as amended and restated as of May 2, 2014.
10.2	Form of 2014 Award Agreement for deferred stock units to be distributed upon vesting under the Non-Employee Directors’ Equity Plan.
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

101
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2014, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Consolidated Balance Sheets at June 30, 2014, and December 31, 2013, (ii)  the Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013, (iv) the Consolidated Statement of Equity for the six months ended June 30, 2014, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

July 25, 2014	By: /s/ Joseph W. Dziedzic
Joseph W. Dziedzic
(Vice President and
Chief Financial Officer)
(principal financial officer)