Form 10-Q
period 2014-09-30
BRINKS CO
filed 2014-10-31
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Yes  ☐  No  ☒

As of October 28, 2014, 48,573,324 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements

THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(In millions)	2014	2013

ASSETS

Current assets:
Cash and cash equivalents	$223.0	255.5
Accounts receivable, net	558.2	622.2
Prepaid expenses and other	137.2	153.0
Deferred income taxes	60.2	72.0
Total current assets	978.6	1,102.7

Property and equipment, net	687.7	758.7
Goodwill	229.0	240.2
Other intangibles	42.9	46.3
Deferred income taxes	232.4	251.7
Other	97.1	98.4

Total assets	$2,267.7	2,498.0

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$59.4	80.9
Current maturities of long-term debt	33.8	24.6
Accounts payable	162.4	185.6
Accrued liabilities	509.0	507.5
Total current liabilities	764.6	798.6

Long-term debt	400.7	330.5
Accrued pension costs	100.4	214.8
Retirement benefits other than pensions	180.0	186.0
Deferred income taxes	14.0	18.0
Other	131.8	170.6
Total liabilities	1,591.5	1,718.5

Contingent liabilities (notes 3, 4, 11 and 12)

Equity:
The Brink’s Company (“Brink’s”) shareholders:
Common stock	48.6	48.4
Capital in excess of par value	583.5	566.4
Retained earnings	645.0	696.4
Accumulated other comprehensive loss	(645.1)	(617.3)
Brink’s shareholders	632.0	693.9

Noncontrolling interests	44.2	85.6

Total equity	676.2	779.5

Total liabilities and equity	$2,267.7	2,498.0

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions, except for per share amounts)	2014	2013	2014	2013

Revenues	$913.1	982.4	2,806.2	2,902.8

Costs and expenses:
Cost of revenues	770.9	783.2	2,321.1	2,368.1
Selling, general and administrative expenses	135.5	141.2	416.0	418.0
Total costs and expenses	906.4	924.4	2,737.1	2,786.1
Other operating income (expense)	40.8	1.2	(83.4)	(7.4)

Operating profit (loss)	47.5	59.2	(14.3)	109.3

Interest expense	(6.6)	(6.5)	(18.3)	(18.3)
Interest and other income (expense)	0.4	0.3	0.7	1.2
Income (loss) from continuing operations before tax	41.3	53.0	(31.9)	92.2
Provision (benefit) for income taxes	23.2	15.0	36.9	31.1

Income (loss) from continuing operations	18.1	38.0	(68.8)	61.1

Income (loss) from discontinued operations, net of tax	1.5	(6.0)	0.7	(30.0)

Net income (loss)	19.6	32.0	(68.1)	31.1
Less net income (loss) attributable to noncontrolling interests	(0.6)	8.2	(31.4)	15.2

Net income (loss) attributable to Brink’s	20.2	23.8	(36.7)	15.9

Amounts attributable to Brink’s
Continuing operations	18.7	29.8	(37.4)	45.9
Discontinued operations	1.5	(6.0)	0.7	(30.0)

Net income (loss) attributable to Brink’s	$20.2	23.8	(36.7)	15.9

Earnings (loss) per share attributable to Brink’s common shareholders(a)
Basic:
Continuing operations	$0.38	0.61	(0.76)	0.94
Discontinued operations	0.03	(0.12)	0.01	(0.62)
Net income (loss)	0.41	0.49	(0.75)	0.33

Diluted:
Continuing operations	$0.38	0.61	(0.76)	0.94
Discontinued operations	0.03	(0.12)	0.01	(0.61)
Net income (loss)	0.41	0.49	(0.75)	0.32

Weighted-average shares
Basic	49.1	48.7	49.0	48.6
Diluted	49.4	49.0	49.0	48.9

Cash dividends paid per common share	$0.10	0.10	0.30	0.30

(a) Amounts may not add due to rounding

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2014	2013	2014	2013

Net income (loss)	$19.6	32.0	(68.1)	31.1

Benefit plan adjustments:
Benefit plan experience gains	9.4	13.6	29.0	49.0
Benefit plan prior service (costs) credits	(0.4)	5.4	(1.3)	6.7
Deferred profit sharing	(0.1)	-	(0.1)	-
Total benefit plan adjustments	8.9	19.0	27.6	55.7

Foreign currency translation adjustments	(50.4)	8.2	(46.3)	(23.9)
Unrealized losses on available-for-sale securities	(0.3)	0.3	(0.4)	0.2
Gains (losses) on cash flow hedges	(0.1)	0.3	(0.1)	1.1
Other comprehensive income (loss) before tax	(41.9)	27.8	(19.2)	33.1
Provision for income taxes	3.3	6.9	10.3	19.8

Other comprehensive income (loss)	(45.2)	20.9	(29.5)	13.3

Comprehensive income (loss)	(25.6)	52.9	(97.6)	44.4
Less comprehensive income (loss) attributable to noncontrolling interests	(2.7)	8.9	(33.1)	14.1

Comprehensive income (loss) attributable to Brink's	$(22.9)	44.0	(64.5)	30.3

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statement of Equity

Nine Months ended September 30, 2014
(Unaudited)

	Attributable to Brink’s
			Capital		Accumulated	Attributable
			in Excess		Other	to
		Common	of Par	Retained	Comprehensive	Noncontrolling
(In millions)	Shares	Stock	Value	Earnings	Loss	Interests	Total

Balance as of December 31, 2013	48.4	$48.4	566.4	696.4	(617.3)	85.6	779.5

Net income (loss)	-	-	-	(36.7)	-	(31.4)	(68.1)
Other comprehensive income (loss)	-	-	-	-	(27.8)	(1.7)	(29.5)
Dividends to:
Brink’s common shareholders ($0.30 per share)	-	-	-	(14.5)	-	-	(14.5)
Noncontrolling interests	-	-	-	-	-	(8.7)	(8.7)
Share-based compensation:
Stock options and awards:
Compensation expense	-	-	16.2	-	-	-	16.2
Consideration from exercise of stock options	-	-	0.4	-	-	-	0.4
Reduction in excess tax benefit of stock compensation	-	-	(0.6)	-	-	-	(0.6)
Other share-based benefit programs	0.2	0.2	1.1	(0.2)	-	-	1.1
Capital contributions from noncontrolling interest	-	-	-	-	-	0.4	0.4

Balance as of September 30, 2014	48.6	$48.6	583.5	645.0	(645.1)	44.2	676.2

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months
	Ended September 30,
(In millions)	2014	2013

Cash flows from operating activities:
Net income (loss)	$(68.1)	31.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(0.7)	30.0
Depreciation and amortization	127.5	126.6
Share-based compensation expense	16.2	7.5
Deferred income taxes	(10.9)	(26.8)
Gains:
Available-for-sale securities	(0.3)	(0.3)
Property and other investments	(45.5)	(0.7)
Business acquisitions	-	(2.0)
Impairment loss	6.8	-
Retirement benefit funding (more) less than expense:
Pension	(83.7)	15.3
Other than pension	2.0	11.5
Remeasurement loss due to Venezuela currency devaluation	121.6	13.4
Other operating	4.0	2.7
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and income taxes receivable	(81.7)	(100.9)
Accounts payable, income taxes payable and accrued liabilities	77.4	38.2
Customer obligations	15.5	(4.9)
Prepaid and other current assets	(3.4)	(17.8)
Other	(5.1)	(14.9)
Discontinued operations	0.9	(3.6)
Net cash provided by operating activities	72.5	104.4

Cash flows from investing activities:
Capital expenditures	(83.8)	(122.2)
Acquisitions	(4.9)	(18.1)
Sales of available-for-sale securities	0.7	1.2
Cash proceeds from sale of property and other investments	62.6	10.8
Other	(0.1)	(0.5)
Discontinued operations	(4.7)	(2.8)
Net cash used by investing activities	(30.2)	(131.6)

Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term debt	(0.5)	55.3
Long-term revolving credit facilities	126.0	97.2
Other long-term debt:
Borrowings	6.7	4.5
Repayments	(73.2)	(20.8)
Acquisition of a noncontrolling interest in a subsidiary	-	(18.5)
Payment of acquisition-related obligation	-	(12.8)
Dividends to:
Shareholders of Brink’s	(14.5)	(14.4)
Noncontrolling interests in subsidiaries	(8.7)	(4.2)
Proceeds from exercise of stock options	0.4	3.0
Minimum tax withholdings associated with share-based compensation	(1.2)	(3.3)
Other	(0.9)	(0.6)
Discontinued operations	-	(2.3)
Net cash provided by financing activities	34.1	83.1
Effect of exchange rate changes on cash	(108.9)	(15.3)
Cash and cash equivalents:
Increase (decrease)	(32.5)	40.6
Balance at beginning of period	255.5	201.7
Balance at end of period	$223.0	242.3

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

We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements. Actual results could differ materially from these estimates.  The most significant estimates are related to goodwill and other long-lived assets, pension and other retirement benefit obligations, legal contingencies, costs associated with restructuring activities, foreign currency translation and deferred tax assets.

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

The government devalued the official rate for essential services in February 2013 from 5.3 to 6.3 bolivars to the dollar.  Late in 2013, the government added another official exchange process, known as SICAD, for travel and certain other purposes, made available at government discretion.  The published rate for this process in the first nine months of 2014 ranged from 10.0 to 12.0 bolivars to the U.S. dollar.  Since the end of the first quarter of 2013, we have only been able to obtain dollars once using the SICAD process.  We do not know whether we will be able to access the SICAD process again in the future.

On March 24, 2014, the government initiated another exchange mechanism known as SICAD II.  Conversions under this mechanism are also subject to specific eligibility requirements.  Transactions have been reported to be in a range of 49 to 52 bolivars to the dollar.  Through September 30, 2014, we received approval to obtain $1.2 million (weighted average exchange rate of 51) through the SICAD II mechanism.  We do not know whether we will be able to access dollars under this new process on a consistent basis in the future.

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

Remeasurement rates during 2013.  Through January 31, 2013, we used an official rate of 5.3 bolivars to the dollar to remeasure our bolivar-denominated monetary assets and liabilities into U.S. dollars and to translate our revenue and expenses.  After the devaluation in February 2013, we began to use the 6.3 official exchange rate to remeasure bolivar denominated monetary assets and liabilities and to translate our revenue and expenses.  We recognized a $13.4 million net remeasurement loss in the first nine months of 2013 when we changed from the 5.3 to 6.3 exchange rate.  The after-tax effect of these losses attributable to noncontrolling interests was $4.7 million in the first nine months of 2013.

Remeasurement rates during 2014.  Through March 23, 2014, we used the official rate of 6.3 bolivars to the dollar to remeasure our bolivar denominated monetary assets and liabilities into U.S. dollars and to translate our revenue and expenses.  Effective March 24, 2014, we began to use the exchange rate published for the SICAD II process to remeasure bolivar denominated monetary assets and liabilities and to translate our revenue and expenses.  We recognized a $121.6 million net remeasurement loss in the first nine months of 2014 when we changed from the official rate of 6.3 to SICAD II exchange rate, which has averaged approximately 50 since opening on March 24, 2014.  Transaction gains and losses since March 31, 2014 have not been significant.  At September 30, 2014, the rate was approximately 50.  The after-tax effect of these losses attributable to noncontrolling interests was $39.7 million in the first nine months of 2014.

Remeasuring our Venezuelan results using the SICAD II rate has had the following effects on our reported results:
•	Brink’s Venezuela has become a less-significant component of Brink’s consolidated revenue and operating profit.
•	Our investment in our Venezuelan operations on an equity-method basis has declined. Our investment was $125.3 million at December 31, 2013, and was $60.6 million at September 30, 2014.
•
Our bolivar-denominated net monetary assets included in our consolidated balance sheets has declined.  Our bolivar-denominated net monetary assets were $120.4 million (including $93.8 million of cash and cash equivalents) at December 31, 2013, and were $22.8 million (including $17.6 million of cash and cash equivalents) at September 30, 2014.

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

We currently serve customers in more than 100 countries, including approximately 43 countries where we operate subsidiaries.

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
•
Payment Services – bill payment and processing services on behalf of utility companies and other billers at any of our Brink’s or Brink’s operated payment locations in Latin America; Brink’s Money™ prepaid payroll cards; Brink’s Checkout™ e-commerce online payment services

•
Security and Guarding Services – protection of airports, offices, and certain other locations in Europe with or without electronic surveillance, access control, fire prevention and highly trained patrolling personnel

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2014	2013	2014	2013

Revenues:
Latin America	$343.2	423.8	1,118.1	1,250.3
EMEA	303.5	301.2	904.4	872.4
North America	227.9	222.5	673.7	672.0
Asia Pacific	38.5	34.9	110.0	108.1
Revenues	$913.1	982.4	2,806.2	2,902.8

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2014	2013	2014	2013

Operating profit (loss):
Latin America	$(5.1)	42.8	(81.4)	90.6
EMEA	15.6	32.1	47.7	59.4
North America	1.5	0.2	8.3	4.5
Asia Pacific	5.0	4.8	14.0	14.1
Segment operating profit (loss)	17.0	79.9	(11.4)	168.6
Non-segment	30.5	(20.7)	(2.9)	(59.3)
Operating profit (loss)	$47.5	59.2	(14.3)	109.3

Note 3 – Retirement benefits

Pension plans
We have various defined-benefit pension plans covering eligible current and former employees.  Benefits under most plans are based on salary and years of service.

The components of net periodic pension cost for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2014	2013	2014	2013	2014	2013

Three months ended September 30,

Service cost	$-	-	3.1	3.7	3.1	3.7
Interest cost on projected benefit obligation	11.3	10.6	4.5	4.7	15.8	15.3
Return on assets – expected	(16.2)	(14.2)	(3.7)	(3.2)	(19.9)	(17.4)
Amortization of losses	7.0	11.2	0.6	1.5	7.6	12.7
Amortization of prior service (credit) cost	-	-	0.2	0.2	0.2	0.2
Settlement loss	-	-	2.4	0.8	2.4	0.8
Net periodic pension cost	$2.1	7.6	7.1	7.7	9.2	15.3

Nine months ended September 30,

Service cost	$-	-	9.8	11.1	9.8	11.1
Interest cost on projected benefit obligation	34.0	31.7	14.9	14.3	48.9	46.0
Return on assets – expected	(47.8)	(42.7)	(11.3)	(9.6)	(59.1)	(52.3)
Amortization of losses	21.2	33.9	1.7	4.6	22.9	38.5
Amortization of prior service cost	-	-	0.6	0.7	0.6	0.7
Settlement loss	-	-	4.2	1.6	4.2	1.6
Net periodic pension cost	$7.4	22.9	19.9	22.7	27.3	45.6

In the first nine months of 2014, we made $87.2 million in cash contributions to our primary U.S. pension plan.  We do not expect to contribute any additional amounts during the fourth quarter of 2014.

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

The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

	UMWA Plans		Black Lung and Other Plans		Total
(In millions)	2014	2013	2014	2013	2014	2013

Three months ended September 30,

Interest cost on accumulated postretirement benefit obligations	$4.4	4.9	0.6	0.5	5.0	5.4
Return on assets – expected	(5.6)	(5.2)	-	-	(5.6)	(5.2)
Amortization of losses	2.9	4.9	0.2	0.2	3.1	5.1
Amortization of prior service (credit) cost	(1.2)	-	0.4	0.5	(0.8)	0.5
Net periodic postretirement cost	$0.5	4.6	1.2	1.2	1.7	5.8

Nine months ended September 30,

Service cost	$-	-	0.1	0.2	0.1	0.2
Interest cost on accumulated postretirement benefit obligations	13.6	14.8	1.6	1.5	15.2	16.3
Return on assets – expected	(16.8)	(15.6)	-	-	(16.8)	(15.6)
Amortization of losses	9.5	14.7	0.5	0.5	10.0	15.2
Amortization of prior service (credit) cost	(3.5)	-	1.3	1.3	(2.2)	1.3
Net periodic postretirement cost	$2.8	13.9	3.5	3.5	6.3	17.4

Note 4 – Income taxes

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2014	2013	2014		2013

Continuing operations
Provision (benefit) for income taxes	$23.2	15.0	36.9		31.1
Effective tax rate	56.2%	28.3%	(115.7	) %	33.7%

2014 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first nine months of 2014 was negative and less than the 35% U.S. statutory tax rate primarily due to the significant nondeductible expenses resulting from the currency devaluation in Venezuela in the first quarter.  These nondeductible expenses caused our earnings before tax in the period to be negative.

Excluding the Venezuela nondeductible expenses, our effective tax rate on continuing operations in the first nine months is 44%.  The rate is higher than 35% primarily due to third-quarter tax expense for a divestiture of an equity-method investment in Peru and the realization of tax benefit for only a portion of the restructuring charges of the Netherlands operations, combined with higher tax expense resulting from cross border payments, nondeductible expenses in Mexico and the characterization of a French business tax as an income tax, partially offset by lower taxes resulting from the geographical mix of earnings.

2013 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first nine months of 2013 was lower than the 35% U.S. statutory tax rate largely due to the geographical mix of earnings, mostly offset by higher taxes due to cross border payments, and the characterization of a French business tax as an income tax.

Note 5 – Accumulated other comprehensive income (loss)

Other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive income (loss) into earnings, was as follows:

	Amounts Arising During		Amounts Reclassified to
	the Current Period		Net Income (Loss)
					Total Other
		Income		Income	Comprehensive
(In millions)	Pretax	Tax	Pretax	Tax	Income (Loss)

Three months ended September 30, 2014

Amounts attributable to Brink's:
Benefit plan adjustments	$(3.6)	0.5	12.4	(3.8)	5.5
Foreign currency translation adjustments	(48.1)	-	(0.1)	-	(48.2)
Unrealized gains (losses) on available-for-sale securities	0.1	(0.1)	(0.4)	0.1	(0.3)
Gains (losses) on cash flow hedges	1.4	-	(1.5)	-	(0.1)
	(50.2)	0.4	10.4	(3.7)	(43.1)

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	-	-	0.1	-	0.1
Foreign currency translation adjustments	(2.2)	-	-	-	(2.2)
	(2.2)	-	0.1	-	(2.1)

Total
Benefit plan adjustments(a)	(3.6)	0.5	12.5	(3.8)	5.6
Foreign currency translation adjustments(b)	(50.3)	-	(0.1)	-	(50.4)
Unrealized gains (losses) on available-for-sale securities(c)	0.1	(0.1)	(0.4)	0.1	(0.3)
Gains (losses) on cash flow hedges(d)	1.4	-	(1.5)	-	(0.1)
	$(52.4)	0.4	10.5	(3.7)	(45.2)

Three months ended September 30, 2013

Amounts attributable to Brink's:
Benefit plan adjustments	$(0.3)	-	19.2	(6.8)	12.1
Foreign currency translation adjustments	7.6	-	-	-	7.6
Unrealized gains (losses) on available-for-sale securities	0.3	(0.1)	-	-	0.2
Gains (losses) on cash flow hedges	(0.1)	-	0.4	-	0.3
	7.5	(0.1)	19.6	(6.8)	20.2

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	-	-	0.1	-	0.1
Foreign currency translation adjustments	0.6	-	-	-	0.6
	0.6	-	0.1	-	0.7

Total
Benefit plan adjustments(a)	(0.3)	-	19.3	(6.8)	12.2
Foreign currency translation adjustments(b)	8.2	-	-	-	8.2
Unrealized gains (losses) on available-for-sale securities(c)	0.3	(0.1)	-	-	0.2
Gains (losses) on cash flow hedges(d)	(0.1)	-	0.4	-	0.3
	$8.1	(0.1)	19.7	(6.8)	20.9

	Amounts Arising During		Amounts Reclassified to
	the Current Period		Net Income (Loss)
					Total Other
		Income		Income	Comprehensive
(In millions)	Pretax	Tax	Pretax	Tax	Income (Loss)

Nine months ended September 30, 2014

Amounts attributable to Brink's:
Benefit plan adjustments	$(7.9)	1.3	35.2	(11.6)	17.0
Foreign currency translation adjustments	(44.1)	-	(0.3)	-	(44.4)
Unrealized gains (losses) on available-for-sale securities	(0.1)	-	(0.3)	0.1	(0.3)
Gains (losses) on cash flow hedges	(0.3)	-	0.2	-	(0.1)
	(52.4)	1.3	34.8	(11.5)	(27.8)

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	-	-	0.3	(0.1)	0.2
Foreign currency translation adjustments	(1.9)	-	-	-	(1.9)
	(1.9)	-	0.3	(0.1)	(1.7)

Total
Benefit plan adjustments(a)	(7.9)	1.3	35.5	(11.7)	17.2
Foreign currency translation adjustments(b)	(46.0)	-	(0.3)	-	(46.3)
Unrealized gains (losses) on available-for-sale securities(c)	(0.1)	-	(0.3)	0.1	(0.3)
Gains (losses) on cash flow hedges(d)	(0.3)	-	0.2	-	(0.1)
	$(54.3)	1.3	35.1	(11.6)	(29.5)

Nine months ended September 30, 2013

Amounts attributable to Brink's:
Benefit plan adjustments	$(1.6)	0.4	57.1	(20.2)	35.7
Foreign currency translation adjustments	(22.5)	-	(0.1)	0.1	(22.5)
Unrealized gains (losses) on available-for-sale securities	0.5	(0.2)	(0.3)	0.1	0.1
Gains (losses) on cash flow hedges	2.5	-	(1.4)	-	1.1
	(21.1)	0.2	55.3	(20.0)	14.4

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	-	-	0.2	-	0.2
Foreign currency translation adjustments	(1.3)	-	-	-	(1.3)
	(1.3)	-	0.2	-	(1.1)

Total
Benefit plan adjustments(a)	(1.6)	0.4	57.3	(20.2)	35.9
Foreign currency translation adjustments(b)	(23.8)	-	(0.1)	0.1	(23.8)
Unrealized gains (losses) on available-for-sale securities(c)	0.5	(0.2)	(0.3)	0.1	0.1
Gains (losses) on cash flow hedges(d)	2.5	-	(1.4)	-	1.1
	$(22.4)	0.2	55.5	(20.0)	13.3
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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Total net periodic retirement benefit cost included in:
Cost of revenues	$8.8	16.8	26.7	50.0
Selling, general and administrative expenses	2.1	4.3	6.9	13.0

(b)	Pretax foreign currency translation adjustments reclassified to the income statement relate to the disposition of entities and are included in the gain (loss) on disposition.
(c)
Gains and losses on sales of available-for-sale securities are reclassified from accumulated other comprehensive loss to the income statement when the gains or losses are realized.  Pretax amounts are classified in the income statement as interest and other income (expense).

(d)	Pretax gains and losses on cash flow hedges are classified in the income statement as
•	other operating income ($1.8 million in the three months and $0.6 million in the nine months ended September 30, 2014), and
•	interest and other expense ($0.3 million in the three months and $0.8 million in the nine months ended September 30, 2014).

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

(In millions)	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2013	$(478.0)	(141.5)	1.6	0.6	(617.3)
Other comprehensive income (loss) before reclassifications	(6.6)	(44.1)	(0.1)	(0.3)	(51.1)
Amounts reclassified from accumulated other comprehensive loss	23.6	(0.3)	(0.2)	0.2	23.3
Other comprehensive income (loss) attributable to Brink's	17.0	(44.4)	(0.3)	(0.1)	(27.8)
Balance as of September 30, 2014	$(461.0)	(185.9)	1.3	0.5	(645.1)

Note 6 – Fair value of financial instruments

Investments in Available-for-sale Securities
We have investments in mutual funds designated as available-for-sale securities that are carried at fair value in the financial statements.  For these investments, fair value was estimated based on quoted prices categorized as a Level 1 valuation.  Valuation levels were defined in our 2013 Form 10-K.

Fixed-Rate Debt
The fair value and carrying value of our fixed-rate debts are as follows:

	September 30,	December 31,
(In millions)	2014	2013

DTA bonds
Carrying value(a)	$-	43.2
Fair value	-	42.8

Unsecured notes issued in a private placement
Carrying value	100.0	100.0
Fair value	105.4	105.8
(a)
On September 15, 2014, all outstanding DTA bonds were redeemed for an aggregate redemption price that included 100% of the $43.2 million outstanding principal amount of the bonds, plus all accrued unpaid interest through the redemption date.

The fair value estimate of our obligation related to the Dominion Terminal Associates (“DTA”) bonds at December 31, 2013, was based on price information observed in a less-active market, which we categorized as a Level 2 valuation.

The fair value estimate of our unsecured private-placement notes is based on the present value of future cash flows, discounted at rates for similar instruments at the respective measurement dates, which we have categorized as a Level 3 valuation.

There were no transfers in or out of any of the levels of the valuation hierarchy in the first nine months of 2014.

Other Financial Instruments
Other financial instruments include cash and cash equivalents, accounts receivable, floating rate debt, accounts payable and accrued liabilities.  The financial statement carrying amounts of these items approximate the fair value.

We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  Our short term contracts have a weighted average maturity of approximately one month.  In 2013, we entered into a cross-currency swap to hedge against the change in value of a long-term intercompany loan denominated in a currency other than the lending subsidiary’s functional currency.  The fair values of these currency contracts, including the cross-currency swap, are determined using Level 2 valuation techniques and are based on the present value of net future cash payments and receipts.  Accordingly, the fair values will fluctuate based on changes in market interest rates and the respective foreign currency to U.S. dollar exchange rate.  The fair values of our outstanding short-term foreign currency contracts at September 30, 2014, were not significant.  At September 30, 2014, the fair value of the cross-currency swap was an asset of $4.3 million.  There were no transfers in or out of any of the levels of the valuation hierarchy in the first nine months of 2014.

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

At September 30, 2014, outstanding awards under these plans include performance share units (“PSUs”), market share units (“MSUs”), restricted stock units (“RSUs”), deferred stock units (“DSUs”) and stock options (“NQSOs”).

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

	Number of shares

(in thousands of shares)	PSUs	MSUs	RSUs	DSUs	NQSOs

Balance as of December 31, 2013	199.3	96.2	396.4	19.2	1,475.0
Granted	189.3	82.9	139.1	28.3	-
Cancelled awards	(3.8)	-	(6.8)	-	(610.0)
Vested	-	-	(146.5)	(19.2)	-
Exercised	-	-	-	-	(18.0)
Balance as of September 30, 2014(a)	384.8	179.1	382.2	28.3	847.0

Weighted average grant date fair value	$24.06	25.47	26.46	24.70	5.83

(a)	For PSUs, MSUs, RSUs and DSUs, represents unvested awards. For NQSOs, represents outstanding vested and unvested awards.

Note 8 – Shares used to calculate earnings per share

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2014	2013	2014	2013

Weighted-average shares:
Basic(a)	49.1	48.7	49.0	48.6
Effect of dilutive stock options and awards	0.3	0.3	-	0.3
Diluted	49.4	49.0	49.0	48.9

Antidilutive stock options and awards excluded from denominator	0.5	1.2	1.9	1.7
(a)
We have deferred compensation plans for directors and certain of our employees.  Amounts owed to participants are denominated in common stock units.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average units credited to employees and directors under the deferred compensation plans.  Additionally, nonvested units are also included in the computation of basic weighted average shares when the requisite service period has been completed.  Accordingly, included in basic shares are weighted-average units of 0.5 million in the three months and 0.5 million in the nine months ended September 30, 2014, and 0.6 million in the three months and 0.6 million in the nine months ended September 30, 2013.

Note 9 – Loss from discontinued operations

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2014	2013	2014	2013

Loss from operations(a)(b)	$-	(2.1)	-	(25.5)
Loss on sale(a)	-	(2.9)	-	(3.6)
Adjustments to contingencies of former operations	(0.1)	(0.3)	(0.1)	0.9
Income (loss) from discontinued operations before income taxes	(0.1)	(5.3)	(0.1)	(28.2)
Provision (benefit) for income taxes	(1.6)	0.7	(0.8)	1.8
Income (loss) from discontinued operations, net of tax	$1.5	(6.0)	0.7	(30.0)

(a)
Discontinued operations include gains and losses related to businesses that Brink’s sold or shut down in 2013.  Interest expense included in discontinued operations was $0.1 million in the three months and $0.4 million in the nine months ended September 30, 2013.

(b)
The loss from operations in the nine months ended September 30, 2013, included $15.9 million of severance expenses for terminating certain employees of the German cash-in-transit operations.  We contributed a portion of the cost to fund the severance payments to the business prior to the execution of the December 2013 sale transaction.

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

The table below shows the 2013 revenues by business segment which have been reclassified to discontinued operations:

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
(In millions)	2013	2013

EMEA	$17.5	67.8
North America	12.0	36.9
Asia Pacific	8.6	20.8
Total	$38.1	125.5

Note 10 – Supplemental cash flow information

	Nine Months
	Ended September 30,
(In millions)	2014	2013

Cash paid for:
Interest	$19.3	18.4
Income taxes	53.6	68.1

Non-cash Investing and Financing Activities
We acquired $5.9 million of armored vehicles and point of sale equipment under capital lease arrangements in the first nine months of 2014, as compared to $1.6 million of armored vehicles in the first nine months of 2013.

Note 11 – Costs associated with restructuring activities

We were recently notified by a significant customer of our Brink’s Netherlands business that it expects to terminate its contract for our Cash Management Services as of June 30, 2015.  As a result, we plan to restructure our Netherlands operations during 2015.  Restructuring activities are expected to include closure of up to three leased facilities, disposing of certain armored trucks and other assets, and reducing the workforce by approximately 600 employees.

Revenues from this customer were €49 million ($63 million) during the first nine months of 2014 and are expected to be €30 million ($37 million using exchange rates as of the end of September) in the first half of 2015.  Revenues from the customer are projected to be less than $5 million in 2016.  Revenues, profits and losses, including the restructuring charges described below, of our Netherlands business are included in the EMEA operating segment.

Estimated severance and other employee benefit costs.  We currently estimate severance and other employee benefit costs could range up to $16 million (using exchange rates as of the end of September).  The actual amount will depend on the number of employees that receive severance and the calculation of each employee’s severance.  We recognized our best estimate of severance and other employee benefit costs as a charge of $10.5 million in the third quarter of 2014.  The loss is included in Cost of revenues in our consolidated statements of income (loss) for the quarter and will be adjusted in future quarters.

We expect to begin negotiating with employee representatives in November the key terms of individual employee severance payments.  The key terms include the number of years of service, monthly wages per employee and a multiplying factor.  We have estimated the number of employees that will be paid severance during 2015.  Our estimate has been adjusted for a projected number of employees that will not receive severance payments because they will transfer to the successor business during 2015, terminate voluntarily prior to June 2015, or elect to receive early retirement benefits instead of severance payments.

Fixed asset impairment.  We recognized an impairment charge of $5.1 million during the third quarter of 2014, which reduced the fixed assets owned by the Netherlands subsidiary from a net book value of $13.7 million to $8.6 million.  The impairment charge is reported in Other operating income (expense) in our consolidated statements of income (loss).  Fair value was determined by the market approach, which is a valuation technique that uses prices and other relevant information generated by market transactions involving identical or comparable assets, assuming the highest and best use for the asset.

Lease termination costs for branch facilities. We have not yet recognized any termination costs related to leases of facilities that we expect to close.  These costs will be recognized during the period the leased facilities are substantially vacated.  The contractual amount of lease termination costs projected to be owed if the facilities are closed during July 2015 is approximately $1 million.

Note 12 – Contingent matters

On June 19, 2008, a lawsuit captioned Del Valle Gurria S.C. v. Servicio Pan Americano de Protección, S.A. de C.V. was filed with the Twenty-third Civil Judge in the Federal District in Mexico (the “Court”) against Servicio Pan American de Proteccion, S.A. de C.V. (SERPAPROSA), the Mexico subsidiary that we acquired in November 2010. The plaintiff claims it is owed legal fees and corresponding value-added tax (VAT), interest and expenses related to its legal representation of SERPAPROSA in connection with tax audits conducted to the 1991, 1992 and 1994 fiscal years.  On October 28, 2010, the Court issued a decision in favor of SERPAPROSA in part and the plaintiff in part, ordering SERPAPROSA to pay the plaintiff $0.4 million for its previous representation of SERPAPROSA.  Between November 2010 and October 2013, the judgment was subject to multiple appeals by both parties to the Fifth Civil Court of Appeal of the Federal District in Mexico (the “Fifth Civil Court of Appeal”) and to the First Civil Collegiate Tribunal of the First Circuit in Mexico (the “First Civil Collegiate Tribunal”), and was remanded twice to the Court for determination of the fees to be paid to the plaintiff.  On December 6, 2013, the Fifth Civil Court of Appeal issued a decision in favor of the plaintiff, modifying the lower court’s ruling and ordering SERPAPROSA to pay the plaintiff $7.4 million plus VAT and interest for its previous representation of SERPAPROSA.  SERPAPROSA filed a constitutional injunction on January 20, 2014, with the First Civil Collegiate Tribunal.  The appeal was granted in favor of SERPAPROSA on September 17, 2014, ordering SERPAPROSA to pay $1.8 million plus VAT and interest.  The plaintiff filed an appeal on October 7, 2014, with the Mexico Supreme Court, which was rejected by the court on October 22, 2014; however, the plaintiff may continue to assert appeals.  The Company has accrued $1.8 million, reflecting the Company’s best estimate of exposure, although additional reasonably possible losses could be up to $10 million, based on currency exchange rates at September 30, 2014.  The ultimate resolution of this matter is unknown and the estimated liability may change in the future.  The Company denies the allegations asserted by the plaintiff and is vigorously defending itself in this matter.

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
•
Payment Services – bill payment and processing services on behalf of utility companies and other billers at any of our Brink’s or Brink’s – operated  payment locations in Latin America; Brink’s Money™ prepaid payroll cards; Brink’s Checkout™ e-commerce online payment services

•
Security and Guarding Services – protection of airports, offices, and certain other locations in Europe with or without electronic surveillance, access control, fire prevention and highly trained patrolling personnel

Brink’s reports its financial results in four segments: Latin America; Europe, Middle East and Africa (“EMEA”); North America and Asia Pacific.

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

The adjustments are described in detail and are reconciled to our GAAP results on pages 37 – 41.

Consolidated projections of Non-GAAP targets for 2016 (including segment margin, segment operating profit, and EPS) are not reconciled to GAAP counterparts because we are unable to quantify certain amounts that would be required to be included in the GAAP measure without unreasonable effort.

	Third Quarter		%	Nine Months		%
(In millions, except for per share amounts)	2014	2013	Change	2014	2013	Change

GAAP
Revenues	$913.1	982.4	(7)	$2,806.2	2,902.8	(3)
Segment operating profit (loss)(a)	17.0	79.9	(79)	(11.4)	168.6	unfav
Non-segment income (expense)	30.5	(20.7)	fav	(2.9)	(59.3)	(95)
Operating profit (loss)	47.5	59.2	(20)	(14.3)	109.3	unfav
Income (loss) from continuing operations(b)	18.7	29.8	(37)	(37.4)	45.9	unfav
Diluted EPS from continuing operations(b)	0.38	0.61	(38)	(0.76)	0.94	unfav

Non-GAAP(c)
Revenues	$913.1	982.4	(7)	$2,806.2	2,902.8	(3)
Segment operating profit(a)	38.4	82.3	(53)	146.6	188.8	(22)
Non-segment expense	(12.7)	(11.3)	12	(35.8)	(30.3)	18
Operating profit	25.7	71.0	(64)	110.8	158.5	(30)
Income from continuing operations(b)	9.6	33.9	(72)	42.3	73.1	(42)
Diluted EPS from continuing operations(b)	0.19	0.69	(72)	0.86	1.49	(42)

Non-GAAP results are reconciled to the applicable GAAP results on pages 37 – 41.  Amounts may not add due to rounding.

(a)
Segment operating profit is a Non-GAAP measure when presented in any context other than prescribed by ASC Topic 280, Segment Reporting.  The tables on pages 24 and 27 reconcile the measurement to operating profit, a GAAP measure.  Disclosure of total segment operating profit enables investors to assess the total operating performance of Brink’s excluding non-segment income and expense.  Forward-looking estimates related to total segment operating profit and non-segment income (expense) for 2014 are provided on page 35.

(b)	Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.
(c)
These Non-GAAP results for 2014 reflect Venezuela’s local earnings translated at 6.3 bolivars to the U.S. dollar through March 23, 2014, and at approximately 50 bolivars to the U.S. dollar from March 24 to September 30, 2014.  Also see pages 37 – 41 for Non-GAAP Results Adjusted for Venezuelan Results at 50 Bolivars per U.S. dollar for hypothetical historical results had we used a rate of 50 to translate Venezuela’s results for all periods in 2013 and 2014.

Organic Growth
Organic growth represents the change in revenues or operating profit between the current and prior period, excluding the effect of the following items: acquisitions and dispositions, changes in currency exchange rates and the remeasurement of net monetary assets in Venezuela under highly inflationary accounting.

Overview

	Third Quarter		% Change		Nine Months		% Change
(In millions)	2014	2013	Total	Organic	2014	2013	Total	Organic

Revenues by region:

Latin America:
Mexico	$100.8	110.1	(8)	(7)	$310.8	338.2	(8)	(5)
Brazil	116.3	92.4	26	25	331.5	284.6	16	26
Venezuela	25.1	114.7	(78)	74	178.7	306.3	(42)	73
Other	101.0	106.6	(5)	10	297.1	321.2	(8)	10
Total	343.2	423.8	(19)	26	1,118.1	1,250.3	(11)	25

EMEA:
France	139.2	139.8	-	-	414.1	403.7	3	-
Other	164.3	161.4	2	2	490.3	468.7	5	3
Total	303.5	301.2	1	1	904.4	872.4	4	1

North America:
U.S.	181.8	175.6	4	4	537.9	529.4	2	2
Canada	46.1	46.9	(2)	3	135.8	142.6	(5)	2
Total	227.9	222.5	2	3	673.7	672.0	-	2

Asia Pacific	38.5	34.9	10	10	110.0	108.1	2	4

Total Revenues	$913.1	982.4	(7)	13	$2,806.2	2,902.8	(3)	12

Amounts may not add due to rounding.  Organic percentage change in revenue is equal to the total percentage change in revenue less the change associated with acquisitions and dispositions and less the change in revenues due to foreign currency exchange fluctuations as described in the note to the table on page 24.

GAAP
Third Quarter
Our revenues decreased $69.3 million or 7% and our operating profit decreased $11.7 million or 20% in the third quarter of 2014.  Revenues decreased due to unfavorable changes in currency exchange rates, partially offset by organic growth in our Latin America segment.

Cost of revenues decreased 2% to $770.9 million primarily due to currency devaluation in Venezuela, partially offset by severance charges related to the restructuring of our Netherlands operations, revenue-related growth in Brazil and a loss of $10.4 million related to the theft loss in Chile.  Selling, general and administrative costs decreased 4% to $135.5 million primarily due to currency devaluation in Venezuela.

Operating profit decreased primarily due to an organic decrease in our Latin America segment, unfavorable changes in currency exchange rates and severance and asset impairment charges related to the restructuring of our Netherlands operations due to the loss of a customer ($15.6 million), partially offset by the gain on sale of our minority interest in a CIT business in Peru ($44.3 million).  2014 results also included a loss of $10.4 million related to the theft loss in Chile.

Our income from continuing operations in 2014 decreased $11.1 million compared to 2013 primarily due to the operating profit decrease mentioned above, partially offset by the income tax and noncontrolling interest impact of the profit decrease.

Our earnings per share from continuing operations was $0.38, down from $0.61 in 2013.

Nine Months
Our revenues decreased $96.6 million or 3% and our operating profit decreased $123.6 million, resulting in a loss in the first nine months of 2014.  Revenues decreased due to unfavorable changes in currency exchange rates, partially offset by organic growth in our Latin America segment.

Cost of revenues decreased 2% to $2,321.1 million as revenue-related growth in Brazil and severance charges related to the restructuring of our Netherlands operations were offset by devaluation in Venezuela.  Selling, general and administrative costs decreased by $2.0 million to $416.0 million as devaluation in Venezuela was partially offset by higher overall stock compensation expense.

Operating profit decreased primarily due to a larger charge related to the remeasurement of net monetary assets as a result of the devaluation of Venezuela currency ($121.6 million in 2014 versus $13.4 million in 2013).  The higher Venezuela remeasurement charge, other unfavorable changes in currency exchange rates, severance and asset impairment charges related to the restructuring of our Netherlands operations due to the loss of a customer ($15.6 million) and an organic decrease in our Latin America segment were partially offset by lower non-segment expenses, including the gain on sale of our minority interest in a CIT business in Peru ($44.3 million).

Our income from continuing operations in 2014 decreased $83.3 million compared to 2013 primarily due to the operating profit decrease mentioned above, partially offset by the income tax and noncontrolling interest impact of the profit decrease.

Our earnings per share from continuing operations was ($0.76), down from $0.94 in 2013.

Non-GAAP
Non-GAAP results include the following adjustments:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

GAAP Diluted EPS	$0.38	0.61	(0.76)	0.94
Exclude expenses related to currency devaluation in Venezuela	0.06	-	1.71	0.18
Exclude U.S. retirement plan expenses	0.05	0.16	0.17	0.48
Exclude employee benefit settlement losses	0.04	0.01	0.07	0.02
Exclude gains and losses on acquisitions, dispositions, and closures	(0.25)	(0.05)	(0.28)	(0.13)
Exclude share-based compensation adjustment	(0.03)	-	0.04	-
Adjust quarterly tax rate to full-year average rate	(0.06)	(0.04)	(0.08)	-
Non-GAAP Diluted EPS	$0.19	0.69	0.86	1.49

Amounts may not add due to rounding.  Non-GAAP results are reconciled in more detail to the applicable GAAP results on pages 37 – 41.

Third Quarter
The analysis of Non-GAAP revenues is the same as the analysis of GAAP revenues.

Our operating profit decreased $45.3 million or 64% primarily due to an organic decrease in our Latin America segment and unfavorable changes in currency exchange rates. 2014 results also included a loss of $10.4 million related to the theft loss in Chile.

Our income from continuing operations in 2014 decreased 72% primarily due to the operating profit decrease mentioned above, partially offset by the income tax and noncontrolling interest impact of the profit decrease.

Our earnings per share from continuing operations was $0.19, down from $0.69 in 2013.

Nine Months
The analysis of Non-GAAP revenues is the same as the analysis of GAAP revenues.

Our operating profit decreased $47.7 million or 30% due to unfavorable changes in currency exchange rates, an organic profit decrease in our Latin America segment and increased non-segment expenses.

Our income from continuing operations in 2014 decreased 42% due to lower operating profit, partially offset by the income tax and noncontrolling interest impact of the profit decrease.

Our earnings per share from continuing operations was $0.86, down from $1.49 in 2013.

Outlook for 2014

GAAP
Overall
Our organic revenue growth rate for 2014 is expected to be in the 11% to 13% range, and our estimate of the negative impact of changes in currency exchange rates on revenue is in the 17% to 19% range.  We expect our revenue to be $3.7 billion in 2014.  Our operating segment margin is expected to be in the 1.0% to 2.0% range.

We recently offered eligible pension plan participants the option of receiving the value of their pension benefit in a lump-sum payment or a reduced annuity.  As a result, we expect to incur a fourth-quarter non-cash settlement charge against our GAAP earnings of between $50 million and $65 million.  The amount of the charge depends on the final number of participants who choose one of these options and actuarial assumptions at the remeasurement date.

We continue to focus on reducing the cost structure of our business to achieve our 2016 financial targets, which may increase severance and other costs.

By Segment
Latin America organic revenue growth rate for 2014 is expected to be in the 25% to 27% range, and our estimate of the negative impact of changes in currency exchange rates on Latin America revenue is in the 38% to 42% range.  Our Latin America segment margin is expected to be in the (3.0)% to (5.0)% range.

EMEA organic revenue growth rate for 2014 is expected to be in the 0% to 2% range, and our estimate of the positive impact of changes in currency exchange rates on EMEA revenue is in the 0% to 3% range.  Our EMEA segment margin is expected to be in the 5.5% to 7.5% range.

North America organic revenue growth rate for 2014 is expected to be in the 0% to 2% range, and our estimate of the impact of changes in currency exchange rates on North America revenue is in the negative 2% to 0% range.  Our North America segment margin is expected to be in the 1.5% to 2.5% range for 2014.  We expect the North American margin to improve in 2015, and we have a goal to reach 7% in 2016.

Asia Pacific organic revenue growth rate for 2014 is expected to be in the 2% to 4% range, and our estimate of the negative impact of changes in currency exchange rates on Asia Pacific revenue is in the 1% to 3% range.  Our Asia Pacific segment margin is expected to be in the 10.5% to 12.5% range.

Non-GAAP
Overall
Our outlook for Non-GAAP revenues is the same as our outlook for GAAP revenues.  Our outlook for Non-GAAP operating segment margin is expected to be in the 5.5% to 6.0% range.  Our target for 2015 is to achieve a Non-GAAP segment margin rate of 6.5% to 7.0% on revenue of approximately $3.8 billion.  We are targeting Non-GAAP segment margin rate of 8% resulting in a range of $290 to $330 million of Non-GAAP segment operating profit and $2.50 to $3.00 of earnings per share by 2016.

By Segment
Our outlook for Non-GAAP revenues is the same as our outlook for GAAP revenues.  Our outlook for Non-GAAP segment margin is the same as our outlook for GAAP segment margin for our Asia Pacific segment.  Latin America Non-GAAP segment margin excludes the expenses related to currency devaluation in Venezuela and is expected to be in the 5.0% to 7.0% range.  EMEA Non-GAAP segment margin excludes costs related to the restructuring of our operations in the Netherlands and is expected to be in the 6.5% to 8.5% range.  North America Non-GAAP segment margin excludes the cost of U.S. retirement plans and is expected to be in the 2.0% to 3.0% range.

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

See page 35 for a summary of our 2014 Outlook.

Segment Operating Results
Segment Review
Third Quarter 2014 versus Third Quarter 2013
GAAP
			Acquisitions /
		Organic	Dispositions	Currency		% Change
(In millions)	3Q '13	Change	(a)	(b)	3Q '14	Total	Organic
Revenues:
Latin America	$423.8	111.2	-	(191.8)	343.2	(19)	26
EMEA	301.2	2.3	-	-	303.5	1	1
North America	222.5	7.6	-	(2.2)	227.9	2	3
Asia Pacific	34.9	3.4	-	0.2	38.5	10	10
Total	$982.4	124.5	-	(193.8)	913.1	(7)	13

Operating profit:
Latin America	$42.8	(31.4)	-	(16.5)	(5.1)	unfav	(73)
EMEA	32.1	(16.9)	-	0.4	15.6	(51)	(53)
North America	0.2	1.5	-	(0.2)	1.5	fav	fav
Asia Pacific	4.8	0.2	-	-	5.0	4	4
Segment operating profit	79.9	(46.6)	-	(16.3)	17.0	(79)	(58)
Non-segment	(20.7)	7.2	44.0	-	30.5	fav	(35)
Total	$59.2	(39.4)	44.0	(16.3)	47.5	(20)	(67)

Segment operating margin:
Latin America	10.1%				(1.5%)
EMEA	10.7%				5.1%
North America	0.1%				0.7%
Asia Pacific	13.8%				13.0%
Segment operating margin	8.1%				1.9%

Non-GAAP
			Acquisitions /
		Organic	Dispositions	Currency		% Change
(In millions)	3Q '13	Change	(a)	(b)	3Q '14	Total	Organic
Revenues:
Latin America	$423.8	111.2	-	(191.8)	343.2	(19)	26
EMEA	301.2	2.3	-	-	303.5	1	1
North America	222.5	7.6	-	(2.2)	227.9	2	3
Asia Pacific	34.9	3.4	-	0.2	38.5	10	10
Total	$982.4	124.5	-	(193.8)	913.1	(7)	13

Operating profit:
Latin America	$42.3	(30.4)	-	(11.7)	0.2	(100)	(72)
EMEA	32.1	(1.5)	-	0.4	31.0	(3)	(5)
North America	3.1	(0.7)	-	(0.2)	2.2	(29)	(23)
Asia Pacific	4.8	0.2	-	-	5.0	4	4
Segment operating profit	82.3	(32.4)	-	(11.5)	38.4	(53)	(39)
Non-segment	(11.3)	(1.4)	-	-	(12.7)	12	12
Total	$71.0	(33.8)	-	(11.5)	25.7	(64)	(48)

Segment operating margin:
Latin America	10.0%				0.1%
EMEA	10.7%				10.2%
North America	1.4%				1.0%
Asia Pacific	13.8%				13.0%
Segment operating margin	8.4%				4.2%

Amounts may not add due to rounding.

(a)	Includes operating results and gains/losses on acquisitions, sales and exits of businesses.
(b)
The “Currency” amount in the GAAP table is the sum of the “monthly currency changes” adjusted for any additional expense recorded under highly inflationary accounting rules.  The “monthly currency change” is equal to the Revenue or Operating Profit for the month in local currency, on a country-by-country basis, multiplied by the difference in rates used to translate the current period amounts to U.S. dollars versus the translation rates used in the year-ago month.  Venezuela is translated to the U.S. dollar under highly inflationary accounting rules.  Net monetary assets in local currency are remeasured to U.S. dollars using current exchange rates with losses recognized in earnings.  Nonmonetary assets under these rules are not remeasured to a lower basis in U.S. dollars when the currency devalues.  Instead, these assets retain their higher U.S. dollar historical bases and the excess basis is recognized in earnings as each asset is consumed.  Both of these effects are included in “Currency” in the GAAP table.  The Non-GAAP table excludes any excess basis recognized in earnings as the nonmonetary assets are consumed.

Segment Review
Third Quarter 2014 versus Third Quarter 2013

Total Segment Operating Profit

GAAP
Revenue decreased 7% to $913.1 million due primarily to unfavorable changes in currency exchange rates partially offset by organic growth of 26% in our Latin America segment.

Segment operating profit decreased 79% to $17.0 million reflecting the negative impact of organic decreases in our Latin America segment, changes in currency exchange rates, and severance and asset impairment charges related to the restructuring of our Netherlands operations due to the loss of a customer ($15.6 million).

2014 results included a charge of $10.4 million related to the theft loss in Chile.  This charge impacted the Latin America segment by $4.5 million, the EMEA segment by $3.1 million, the North America segment by $2.3 million and the Asia Pacific segment by $0.5 million.

Non-GAAP
The analysis of Non-GAAP revenues is the same as the analysis of GAAP revenues.

Segment operating profit decreased 53% to $38.4 million due to organic decreases in our Latin America segment and the negative impact of changes in currency exchange rates.

2014 results included a charge of $10.4 million related to the theft loss in Chile.  This charge impacted the Latin America segment by $4.5 million, the EMEA segment by $3.1 million, the North America segment by $2.3 million and the Asia Pacific segment by $0.5 million.

Latin America

GAAP
Revenue in Latin America decreased 19% ($80.6 million) due to unfavorable currency impact ($191.8 million) primarily driven by devaluation in Venezuela, partially offset by 26% organic growth ($111.2 million) driven by inflation-based price increases in Venezuela and Argentina, and volume and price growth in Brazil.

Latin America operating profit decreased $47.9 million to an operating loss of $5.1 million due to:
•	organic decreases in Venezuela, Mexico and Brazil,
•	unfavorable currency impact ($16.5 million), and
•	higher security costs.

Non-GAAP
The analysis of Latin America Non-GAAP revenues is the same as the analysis of Latin America GAAP revenues.

Latin America operating profit decreased 100% ($42.1 million) due to:
•	organic decreases in Venezuela, Brazil and Mexico,
•	unfavorable currency impact ($11.7 million), and
•	higher security costs.

EMEA

GAAP
Revenue increased 1% ($2.3 million) due to organic growth in Germany and Russia, mostly offset by lower volumes in our Global Services line of business.

EMEA operating profit decreased 51% ($16.5 million) due to severance and asset impairment charges related to the restructuring of our Netherlands operations due to the loss of a customer ($15.6 million), higher security costs and lower profits in France, partially offset by organic profit growth in the Netherlands (excluding the severance and asset impairment charges) and Germany.

Non-GAAP
The analysis of EMEA Non-GAAP revenues is the same as the analysis of EMEA GAAP revenues.

EMEA operating profit decreased 3% ($1.1 million) due to higher security costs and lower profits in France, partially offset by organic profit growth in the Netherlands and Germany.

North America

GAAP
Revenue in North America increased 2% ($5.4 million) as organic growth in the United States and Canada offset unfavorable currency impact ($2.2 million).

Operating profit increased $1.3 million as lower pension costs and improvement from cost efficiency measures were offset by lower CIT demand and continued pricing pressure in the U.S., investments in our Global Payments line of business and higher security costs.

Non-GAAP
The analysis of North America Non-GAAP revenues is the same as the analysis of North America GAAP revenues.

Operating profit decreased $0.9 million due to lower CIT demand and continued pricing pressure in the U.S., investments in our Global Payments line of business and higher security costs, offset by improvement from cost efficiency measures.

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

Asia Pacific

GAAP
Revenue in Asia Pacific increased 10% due to organic growth across the region.

Operating profit increased 4%.

Non-GAAP
The analysis of Asia Pacific Non-GAAP revenues is the same as the analysis of Asia Pacific GAAP revenues.

Operating profit increased 4%.

Segment Review
Nine Months 2014 versus Nine Months 2013

Nine Months
GAAP
			Acquisitions /
		Organic	Dispositions	Currency		% Change
(In millions)	YTD '13	Change	(a)	(b)	YTD '14	Total	Organic
Revenues:
Latin America	$1,250.3	313.5	-	(445.7)	1,118.1	(11)	25
EMEA	872.4	11.4	-	20.6	904.4	4	1
North America	672.0	11.1	-	(9.4)	673.7	-	2
Asia Pacific	108.1	4.7	-	(2.8)	110.0	2	4
Total	$2,902.8	340.7	-	(437.3)	2,806.2	(3)	12

Operating profit (loss):
Latin America	$90.6	(13.3)	-	(158.7)	(81.4)	unfav	(15)
EMEA	59.4	(13.0)	-	1.3	47.7	(20)	(22)
North America	4.5	4.4	-	(0.6)	8.3	84	98
Asia Pacific	14.1	-	-	(0.1)	14.0	(1)	-
Segment operating profit	168.6	(21.9)	-	(158.1)	(11.4)	unfav	(13)
Non-segment	(59.3)	13.5	42.9	-	(2.9)	(95)	(23)
Total	$109.3	(8.4)	42.9	(158.1)	(14.3)	unfav	(8)

Segment operating (loss) margin:
Latin America	7.2%				(7.3%)
EMEA	6.8%				5.3%
North America	0.7%				1.2%
Asia Pacific	13.0%				12.7%
Segment operating margin	5.8%				(0.4%)

Non-GAAP
			Acquisitions /
		Organic	Dispositions	Currency		% Change
(In millions)	YTD '13	Change	(a)	(b)	YTD '14	Total	Organic
Revenues:
Latin America	$1,250.3	313.5	-	(445.7)	1,118.1	(11)	25
EMEA	872.4	11.4	-	20.6	904.4	4	1
North America	672.0	11.1	-	(9.4)	673.7	-	2
Asia Pacific	108.1	4.7	-	(2.8)	110.0	2	4
Total	$2,902.8	340.7	-	(437.3)	2,806.2	(3)	12

Operating profit:
Latin America	$102.1	(9.7)	-	(34.8)	57.6	(44)	(10)
EMEA	59.4	2.9	-	1.3	63.6	7	5
North America	13.2	(1.3)	-	(0.6)	11.3	(14)	(10)
Asia Pacific	14.1	0.1	-	(0.1)	14.1	-	1
Segment operating profit	188.8	(8.0)	-	(34.2)	146.6	(22)	(4)
Non-segment	(30.3)	(5.5)	-	-	(35.8)	18	18
Total	$158.5	(13.5)	-	(34.2)	110.8	(30)	(9)

Segment operating margin:
Latin America	8.2%				5.2%
EMEA	6.8%				7.0%
North America	2.0%				1.7%
Asia Pacific	13.0%				12.8%
Segment operating margin	6.5%				5.2%

Amounts may not add due to rounding.

See page 24 for footnote explanations.

Segment Review
Nine Months 2014 versus Nine Months 2013
Total Segment Operating Profit

GAAP
Revenue decreased 3% to $2,806.2 million due primarily to unfavorable changes in currency exchange rates partially offset by organic growth of 25% in our Latin America segment.

Segment operating profit decreased to a loss of $11.4 million reflecting the negative impact of changes in currency exchange rates, severance and asset impairment charges related to the restructuring of our Netherlands operations due to the loss of a customer ($15.6 million) and organic decreases in our Latin America segment.  The first nine months of 2014 include a $121.6 million charge related to the remeasurement of net monetary assets due to a devaluation of Venezuela currency versus a charge of $13.4 million in 2013.

2014 results included a charge of $10.4 million related to the theft loss in Chile.  This charge impacted the Latin America segment by $4.5 million, the EMEA segment by $3.1 million, the North America segment by $2.3 million and the Asia Pacific segment by $0.5 million. 2013 results included a charge of $18.7 million related to a robbery in Brussels, Belgium.  This charge impacted the Latin America segment by $5.9 million, the EMEA segment by $8.5 million, the North America segment by $3.5 million and the Asia Pacific segment by $0.8 million.

Non-GAAP
The analysis of Non-GAAP revenues is the same as the analysis of GAAP revenues.

Segment operating profit decreased 22% ($42.2 million) reflecting the unfavorable impact of currency changes and lower organic profits in our Latin America segment.

2014 results included a charge of $10.4 million related to the theft loss in Chile.  This charge impacted the Latin America segment by $4.5 million, the EMEA segment by $3.1 million, the North America segment by $2.3 million and the Asia Pacific segment by $0.5 million. 2013 results included a charge of $18.7 million related to the robbery in Brussels, Belgium.  This charge impacted the Latin America segment by $5.9 million, the EMEA segment by $8.5 million, the North America segment by $3.5 million and the Asia Pacific segment by $0.8 million.

Latin America

GAAP
Latin America revenue decreased 11% ($132.2 million) due to unfavorable currency impact ($445.7 million) partially offset by organic growth of 25% ($313.5 million) driven by inflation-based price increases in Venezuela and Argentina, and volume and price growth in Brazil.

Latin America had an operating loss of $81.4 million compared to operating profit of $90.6 million in 2013 due to unfavorable currency impact ($158.7 million), including a larger charge for the remeasurement of net monetary assets in Venezuela in 2014 versus 2013 ($108.2 million), and lower organic results in Mexico and Chile, partially offset by improved organic results in Argentina, Brazil and Venezuela.

Non-GAAP
The analysis of Latin America Non-GAAP revenues is the same as the analysis of Latin America GAAP revenues.

Latin America operating profit decreased 44% ($44.5 million) due primarily to unfavorable currency impact ($34.8 million) and lower organic results in Mexico and Chile, partially offset by organic improvements in Argentina, Brazil and Venezuela.

EMEA

GAAP
EMEA revenue increased 4% ($32.0 million) due to favorable changes in currency exchange rates ($20.6 million) and organic revenue growth ($11.4 million).  Organic growth was driven by increased volumes in Russia and Ireland.

EMEA operating profit decreased 20% ($11.7 million) due to severance and asset impairment charges related to the restructuring of our Netherlands operations due to the loss of a customer ($15.6 million) and lower profits in France, Switzerland and the United Kingdom, partially offset by higher profits in the Netherlands (excluding the severance and asset impairment charges) and Germany.

Non-GAAP
The analysis of EMEA Non-GAAP revenues is the same as the analysis of EMEA GAAP revenues.

EMEA operating profit increased 7% ($4.2 million) due to higher profits in the Netherlands and Germany, partially offset by lower profits in France, Switzerland and the United Kingdom.

North America

GAAP
Revenues in North America were flat to 2013 as organic increases in the United States and Canada were mostly offset by unfavorable currency impact ($9.4 million).

Operating profit increased $3.8 million due to lower pension costs and improvement from cost efficiency measures, which were partially offset by lower CIT demand and continued pricing pressure in the U.S. and investments in our Global Payments business.

Non-GAAP
The analysis of North America Non-GAAP revenues is the same as the analysis of North America GAAP revenues.

Operating profit decreased $1.9 million due to lower CIT demand and continued pricing pressure in the U.S. and investments in our Global Payments line of business, which were partially offset by improvement from cost efficiency measures.

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

Asia Pacific

GAAP
Revenue in Asia Pacific increased 2% ($1.9 million) due mainly to organic growth across the region partially offset by unfavorable currency impact ($2.8 million).

Operating profit was flat.

Non-GAAP
The analysis of Asia Pacific Non-GAAP revenues is the same as the analysis of Asia Pacific GAAP revenues.

Operating profit was flat.

Non-segment Income (Expense)

GAAP	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2014	2013	change	2014	2013	change

General and administrative	$(11.9)	(11.8)	1	(38.5)	(31.7)	21
Retirement costs (primarily former operations)	(2.9)	(10.3)	(72)	(10.5)	(31.0)	(66)
Royalty income	0.4	0.5	(20)	1.2	1.4	(14)
Gains on dispositions of property and other investments	44.9	-	fav	44.9	-	fav
Gains on business acquisitions	-	0.9	(100)	-	2.0	(100)
Non-segment income (expense)	$30.5	(20.7)	fav	(2.9)	(59.3)	(95)

Third Quarter
We recognized $30.5 million in non-segment income in the third quarter of 2014 compared to expense of $20.7 million in the prior year period. The income in 2014 was mainly due to the $44.3 million gain on the sale of our equity interest in a CIT business in Peru and lower retirement costs ($7.4 million).

Nine Months
Non-segment expenses in the first nine months of 2014 were $56.4 million lower than 2013 due to the
$44.3 million gain on the sale of our equity interest in a CIT business in Peru and lower retirement costs ($20.5 million), partially offset by:
•	higher overall stock compensation expense ($4.6 million) including a cumulative accounting adjustment versus the prior year period, and
•
favorable purchase price adjustments in 2013 primarily related to a 2010 purchase of a CIT business in Mexico ($1.1 million) and a January 2013 purchase of a payments business in Brazil ($0.9 million).

Outlook for 2014
We estimate that non-segment expenses on a GAAP basis will be $18 million in 2014, a decrease from 2013 primarily as a result of the gain on the sale of our equity interest in a CIT business in Peru and lower retirement costs.  See page 35 for a summary of our 2014 Outlook.

Non-GAAP	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2014	2013	change	2014	2013	change

General and administrative	$(13.1)	(11.8)	11	(37.0)	(31.7)	17
Royalty income	0.4	0.5	(20)	1.2	1.4	(14)
Non-segment income (expense)	$(12.7)	(11.3)	12	(35.8)	(30.3)	18

Third Quarter
Non-segment expenses on a Non-GAAP basis in the third quarter of 2014 were $1.4 million higher compared to third quarter of 2013, due to higher general and administrative costs ($1.3 million) primarily related to higher stock compensation expense.

Nine Months
Non-segment expenses on a Non-GAAP basis in the first nine months of 2014 were $5.5 million higher than 2013, due to higher general and administrative costs ($5.3 million) primarily related to a reduction of accrued benefits in the first quarter of 2013 and higher overall stock compensation expense.

Outlook for 2014
We estimate that non-segment expenses on a Non-GAAP basis will be $47 million in 2014, up slightly from 2013.  See page 35 for a summary of our 2014 Outlook.

Foreign Operations

We currently serve customers in more than 100 countries, including approximately 43 countries where we operate subsidiaries.

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

From time to time, we use foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At September 30, 2014, the notional value of our shorter term outstanding foreign currency contracts was $48.3 million with remaining weighted average contract maturities of approximately 1 month.  These shorter term foreign currency contracts primarily offset exposures in the Mexican peso and Euro.  Additionally, these shorter term contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings. We recognized losses of $0.7 million on such contracts in the first nine months of 2014.  At September 30, 2014, the fair value of these shorter term foreign currency contracts was not significant.

We also have a longer term cross currency swap contract to hedge exposure in Brazilian real which is designated as a cash flow hedge for accounting purposes.  At September 30, 2014, the notional value of this longer term contract was $20.9 million with a weighted average maturity of 1.8 years.  We recognized net losses of $0.2 million on this contract, of which gains of $0.6 million were included in other operating income (expense) to offset transaction losses of $0.6 million and expenses of $0.8 million were included in interest and other income (expense) in the first nine months of 2014.  At September 30, 2014, the fair value of the longer term cross currency swap was an asset of $4.3 million.

See note 1 to the consolidated financial statements for a description of Venezuelan government currency processes and restrictions, their effect on our operations, and how we account for currency remeasurement for our Venezuelan subsidiaries.

Other Operating Income (Expense)

Other operating income (expense) includes segment and non-segment other operating income and expense.

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2014	2013	change	2014	2013	change

Share in earnings of equity affiliates	$1.4	1.7	(18)	4.1	5.0	(18)
Royalty income	0.4	0.5	(20)	1.2	1.4	(14)
Foreign currency items:
Transaction losses	(0.9)	(5.0)	(82)	(126.8)	(19.5)	unfav
Hedge gains (losses)	(0.1)	0.3	unfav	(0.7)	(0.2)	unfav
Gains on business acquisitions	-	0.9	(100)	-	2.0	(100)
Gains on disposition of property and other investments	45.0	0.4	fav	45.5	0.7	fav
Impairment losses	(6.3)	-	unfav	(6.8)	-	unfav
Other	1.3	2.4	(46)	0.1	3.2	(97)
Other operating income (expense)	$40.8	1.2	fav	(83.4)	(7.4)	unfav

Third Quarter
Other operating income was higher by $39.6 million in the third quarter of 2014 than the third quarter of 2013 mainly as a result of
•	a $44.3 million gain on the sale of our equity interest in a CIT business in Peru, and
•	$4.1 million in higher foreign currency transaction losses in 2013, partially offset by
•
$6.3 million in impairment losses in the 2014 period, including $5.1 million related to property and equipment in the Netherlands (see note 11 to the consolidated financial statements for more information on the restructuring in the Netherlands).

Nine Months
Other operating expense increased in the first nine months of 2014 primarily as a result of the remeasurement of net monetary assets in Venezuela due to the adoption of the government’s SICAD II currency exchange process partially offset by the gain on the sale of our interest in the Peru CIT business.  See note 1 to the consolidated financial statements for a description of the change in currency exchange processes and rates in Venezuela.

Nonoperating Income and Expense

Interest expense

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2014	2013	change	2014	2013	change

Interest expense	$6.6	6.5	2	18.3	18.3	-

Outlook for 2014
We expect our interest expense to be between $24 million and $26 million in 2014. See page 35 for a summary of our 2014 outlook

Interest and other income (expense)

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2014	2013	change	2014	2013	change

Interest income	$0.6	0.7	(14)	2.1	2.0	5
Gain on sale of available-for-sale securities	0.2	0.1	100	0.3	0.3	-
Foreign currency hedge losses	(0.3)	(0.3)	-	(0.8)	(0.8)	-
Other	(0.1)	(0.2)	(50)	(0.9)	(0.3)	unfav
Interest and other income (expense)	$0.4	0.3	33	0.7	1.2	(42)

Outlook for 2014
We expect interest and other income (expense) to be between $1 million and $2 million of income in 2014. See page 35 for a summary of our 2014 outlook.

Income Taxes

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2014	2013	2014		2013

Continuing operations
Provision (benefit) for income taxes	$23.2	15.0	36.9		31.1
Effective tax rate	56.2%	28.3%	(115.7	) %	33.7%

2014 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first nine months of 2014 was negative and less than the 35% U.S. statutory tax rate primarily due to the significant nondeductible expenses resulting from the currency devaluation in Venezuela in the first quarter.  These nondeductible expenses caused our earnings before tax in the period to be negative.

Excluding the Venezuela nondeductible expenses, our effective tax rate on continuing operations in the first nine months is 44%.  The rate is higher than 35% primarily due to third-quarter tax expense for a divestiture of an equity-method investment in Peru and the realization of tax benefit for only a portion of the restructuring charges of the Netherlands operations, combined with higher tax expense resulting from cross border payments, nondeductible expenses in Mexico and the characterization of a French business tax as an income tax, partially offset by lower taxes resulting from the geographical mix of earnings.

2013 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first nine months of 2013 was lower than the 35% U.S. statutory tax rate largely due to the geographical mix of earnings, mostly offset by higher taxes due to cross border payments, and the characterization of a French business tax as an income tax.

Outlook for 2014
Due to the significant non-deductible Venezuela remeasurement charge, tax expense is projected to be more than income from continuing operations before tax on a GAAP basis, resulting in a tax rate in excess of 100%.  On a Non- GAAP basis, the effective income tax rate for 2014 is expected to be between 36.5% and 39.5%.  The estimated range increased by 1.5% this quarter due to the exclusion of Peru earnings as a result of the divestiture. Our effective tax rate may fluctuate materially from these estimates due to changes in the Venezuela foreign exchange rate (SICAD II), permanent book-tax differences, changes in the expected geographical mix of earnings, changes in current or deferred taxes due to legislative changes, changes in valuation allowances or accruals for contingencies and other factors.  See page 35 for a summary of our 2014 outlook.

Noncontrolling Interests

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(In millions)	2014	2013	change	2014	2013	change

Net income (loss) attributable to noncontrolling interests	$(0.6)	8.2	unfav	(31.4)	15.2	unfav

The net loss attributable to noncontrolling interests in the third quarter and first nine months of 2014 was primarily due to net losses of our Venezuelan subsidiary.  As a result of the March 2014 currency devaluation in Venezuela, we recognized $121.6 million of currency exchange losses from the remeasurement of net monetary assets and another $16.3 million of expense related to nonmonetary assets in the first nine months of 2014. Nonmonetary assets were not remeasured to a lower basis when the currency devalued.  Instead, under highly inflationary accounting rules, these assets retained their higher historical bases, with the excess recognized in earnings as the asset is consumed. The after-tax effect of these losses attributable to noncontrolling interests was $2.0 million in the third quarter of 2014 and $46.0 million in the first nine months of 2014.

Outlook for 2014
We expect the net loss attributable to noncontrolling interests to be $25 million to $29 million on a GAAP basis in 2014 as compared to net income of $24 million in 2013.  The 2014 loss attributable to noncontrolling interests is principally due to the remeasurement of net monetary assets in the first quarter for Venezuela.

We expect the net income attributable to noncontrolling interests to be $18 million to $22 million on a Non-GAAP basis in 2014 as compared to $29 million in 2013.  The lower net income attributable to noncontrolling interests in 2014 is due to lower forecasted U.S. dollar earnings for Venezuela in 2014 as a result of less-favorable rates used to translate local results.  See page 35 for a summary of our 2014 Outlook.

Outlook

	GAAP		Non-GAAP
(In millions except as noted)	Full-Year	Full-Year 2014	Full-Year	Full-Year 2014
	2013	Estimate	2013	Estimate

Organic revenue growth
Latin America	17%	25– 27%	17%	25– 27%
EMEA	2	0 – 2	2	0 – 2
North America	1	0 – 2	1	0 – 2
Asia Pacific	11	2 – 4	11	2 – 4
Total	8	11 – 13	8	11 – 13

Currency impact on revenue
Latin America	(9)%	(38) – (42)%	(9)%	(38) – (42)%
EMEA	2	0 – 3	2	0 – 3
North America	(1)	(2) – 0	(1)	(2) – 0
Asia Pacific	(5)	(1) – (3)	(5)	(1) – (3)
Total	(3)	(17) – (19)	(3)	(17) – (19)

Total revenues	$3,942	~3.7 billion	$3,942	~3.7 billion

Segment margin
Latin America(a)	8.7%	(3.0) – (5.0)%	9.5%	5.0 – 7.0%
EMEA(b)	6.9	5.5 – 7.5	6.9	6.5 – 8.5
North America(c)	0.5	1.5 – 2.5	1.8	2.0 – 3.0
Asia Pacific	11.5	10.5 – 12.5	12.2	10.5 – 12.5
Total	6.4	1.0 – 2.0	7.1	5.5 – 6.0

Non-segment expense
General and administrative(d)	$45	51	$45	49
Retirement plans(c)	41	14	-	-
Acquisition and disposition gains(e)	(3)	(45)	-	-
Royalty income	(2)	(2)	(2)	(2)
Non-segment expense	$81	18	$43	47

Effective income tax rate(a)(b)(c)(d)(e)	35%	100%+	34%	36.5% – 39.5%

Interest expense	$25	24 – 26	$25	24 – 26

Interest and other income (expense)	$2	1 – 2	$2	1 – 2

Net income attributable to
noncontrolling interests(a)	$24	(25) – (29)	$29	18 – 22

Fixed assets acquired
Capital expenditures	$178	150 – 160	$178	150 – 160
Capital leases(f)	5	10	5	10
Total	$183	160 – 170	$183	160 – 170

Depreciation and amortization	$174	170 – 175	$174	170 – 175

Amounts may not add due to rounding.

(a)	Expenses related to currency devaluation in Venezuela ($138 million in 2014 and $15 million in 2013) have been excluded from Non-GAAP and Adjusted Non-GAAP results.
(b)	$16 million in pretax charges related to the planned restructuring of our business in the Netherlands have been excluded from Non-GAAP and Adjusted Non-GAAP results.
(c)
Costs related to U.S. retirement plans have been excluded from Non-GAAP and Adjusted Non-GAAP results including $12 million in 2013 and $4 million in 2014 related to North America, and $41 million in 2013 and $14 million in 2014 related to non-segment expense. We expect to record a non-cash settlement charge in the fourth quarter of 2014 related to the U.S. pension plan. The charge, which is projected to be between $50 million and $65 million, has been excluded from 2014 estimated GAAP and Non-GAAP results.

(d)	Accounting adjustments to revise share-based compensation from fixed to variable fair value accounting ($2 million) have been excluded from Non-GAAP and Adjusted Non-GAAP results.
(e)	Acquisition and disposition gains and losses are excluded from Non-GAAP results and Adjusted Non-GAAP results.
(f)	Includes capital leases for newly acquired assets only.

For more information about our outlook, see:
•	pages 22 – 23 for organic revenue growth
•	pages 22 – 23 for segment operating margin
•	page 30 for non-segment expenses
•	page 32 for interest expense
•	page 32 for interest income and other income (expense)
•	page 33 for effective income tax rate
•	page 34 for net income attributable to noncontrolling interests
•	page 43 for fixed assets acquired, depreciation and amortization

Supplemental Outlook Information – Non-GAAP Adjusted for Venezuela Results at 50 Bolivars per USD

Adjusted Non-GAAP
(In millions except as noted)		Full-Year 2014
Estimate
Organic revenue growth
Latin America		12 – 14%
EMEA		0 – 2
North America		0 – 2
Asia Pacific		2 – 4
Total		4 – 6

Currency impact on revenue
Latin America		(8) – (10)%
EMEA		0 – 3
North America		(2) – 0
Asia Pacific		(1) – (3)
Total		(3) – (5)

Total revenues	$	~3.6 billion

Segment margin
Latin America(a)		4.0 – 6.0%
EMEA(b)		6.5 – 8.5
North America(c)		2.0 – 3.0
Asia Pacific		10.5 – 12.5
Total		5.0 – 5.5

Non-segment expense:
General and administrative(d)		$49
Royalty income		(2)
Non-segment expense		$47

Effective income tax rate(a)(b)(c)(d)		40% – 43%

Interest expense		$24 – 26

Interest and other income (expense)		$1 – 2

Net income (loss) attributable to
noncontrolling interests(a)		$10 – 14

Fixed assets acquired:
Capital expenditures		$150 – 160
Capital leases(f)		10
Total		$160 – 170

Depreciation and amortization		$170 – 175

Amounts may not add due to rounding. See page 35 for notes.

Non-GAAP and Adjusted Non-GAAP(h) Results – Reconciled to Amounts Reported under GAAP

Non-GAAP and Adjusted Non-GAAP results described in this filing are financial measures that are not required by, or presented in accordance with GAAP.  See page 20 for more information.

	GAAP Basis	Expenses Related to Currency Devaluation in Venezuela (a)	Gains/ Losses on Acquisitions and Dispositions (b)	Employee Benefit Settlement Losses (c)	U.S. Retirement Plans (d)	Share-based Compen- sation Adjust- ment (e)	Adjust Income Tax Rate (f)	Non-GAAP Basis	Adjust Venezuela to 50 Bolivars to the U.S. Dollar (g)	Adjusted Non-GAAP Basis (h)

	First Quarter 2014
Revenues:
Latin America	$438.4	-	-	-	-	-	-	438.4	(113.1)	325.3
EMEA	298.0	-	-	-	-	-	-	298.0	-	298.0
North America	220.1	-	-	-	-	-	-	220.1	-	220.1
Asia Pacific	35.1	-	-	-	-	-	-	35.1	-	35.1
Revenues	$991.6	-	-	-	-	-	-	991.6	(113.1)	878.5

Operating profit:
Latin America	$(74.8)	123.3	(1.2)	0.9	-	-	-	48.2	(28.9)	19.3
EMEA	14.8	-	-	-	-	-	-	14.8	-	14.8
North America	1.1	-	-	-	1.2	-	-	2.3	-	2.3
Asia Pacific	4.4	-	-	-	-	-	-	4.4	-	4.4
Segment operating profit	(54.5)	123.3	(1.2)	0.9	1.2	-	-	69.7	(28.9)	40.8
Non-segment	(18.0)	-	-	-	4.8	-	-	(13.2)	-	(13.2)
Operating profit	$(72.5)	123.3	(1.2)	0.9	6.0	-	-	56.5	(28.9)	27.6

Amounts attributable to Brink’s:
Income from continuing operations	$(58.4)	74.9	(1.2)	0.6	3.8	-	0.8	20.5	(10.8)	9.7
Diluted EPS – continuing operations	(1.19)	1.53	(0.02)	0.01	0.08	-	0.02	0.42	(0.22)	0.20

	Second Quarter 2014
Revenues:
Latin America	$336.5	-	-	-	-	-	-	336.5	-	336.5
EMEA	302.9	-	-	-	-	-	-	302.9	-	302.9
North America	225.7	-	-	-	-	-	-	225.7	-	225.7
Asia Pacific	36.4	-	-	-	-	-	-	36.4	-	36.4
Revenues	$901.5	-	-	-	-	-	-	901.5	-	901.5

Operating profit:
Latin America	$(1.5)	9.8	(0.6)	0.9	-	0.6	-	9.2	-	9.2
EMEA	17.3	-	-	-	-	0.5	-	17.8	-	17.8
North America	5.7	-	-	-	0.8	0.3	-	6.8	-	6.8
Asia Pacific	4.6	-	-	-	-	0.1	-	4.7	-	4.7
Segment operating profit	26.1	9.8	(0.6)	0.9	0.8	1.5	-	38.5	-	38.5
Non-segment	(15.4)	-	-	-	2.8	2.7	-	(9.9)	-	(9.9)
Operating profit	$10.7	9.8	(0.6)	0.9	3.6	4.2	-	28.6	-	28.6

Amounts attributable to Brink’s:
Income from continuing operations	$2.3	6.0	(0.6)	0.8	2.3	3.4	(2.0)	12.2	(0.7)	11.5
Diluted EPS – continuing operations	0.05	0.12	(0.02)	0.02	0.05	0.07	(0.04)	0.25	(0.01)	0.23

Non-GAAP and Adjusted Non-GAAP Results – Reconciled to Amounts Reported under GAAP (Continued)
	GAAP Basis	Expenses Related to Currency Devaluation in Venezuela (a)	Gains/ Losses on Acquisitions and Dispositions (b)	Employee Benefit Set- tlement Losses (c)	U.S. Retirement Plans (d)	Share-based Compen- sation Adjust- ment (e)	Adjust Income Tax Rate (f)	Non-GAAP Basis	Adjust Venezuela to 50 Bolivars to the U.S. Dollar (g)	Adjusted Non-GAAP Basis (h)

	Third Quarter 2014
Revenues:
Latin America	$343.2	-	-	-	-	-	-	343.2	-	343.2
EMEA	303.5	-	-	-	-	-	-	303.5	-	303.5
North America	227.9	-	-	-	-	-	-	227.9	-	227.9
Asia Pacific	38.5	-	-	-	-	-	-	38.5	-	38.5
Revenues	$913.1	-	-	-	-	-	-	913.1	-	913.1

Operating profit:
Latin America	$(5.1)	4.8	(1.6)	2.4	-	(0.3)	-	0.2	-	0.2
EMEA	15.6	-	15.6	-	-	(0.2)	-	31.0	-	31.0
North America	1.5	-	-	-	0.8	(0.1)	-	2.2	-	2.2
Asia Pacific	5.0	-	-	-	-	-	-	5.0	-	5.0
Segment operating profit	17.0	4.8	14.0	2.4	0.8	(0.6)	-	38.4	-	38.4
Non-segment	30.5	-	(44.9)	-	2.9	(1.2)	-	(12.7)	-	(12.7)
Operating profit	$47.5	4.8	(30.9)	2.4	3.7	(1.8)	-	25.7	-	25.7

Amounts attributable to Brink’s:
Income from continuing operations	$18.7	2.9	(12.0)	1.8	2.3	(1.3)	(2.8)	9.6	(0.7)	8.9
Diluted EPS – continuing operations	0.38	0.06	(0.25)	0.04	0.05	(0.03)	(0.06)	0.19	(0.01)	0.18

	Nine Months 2014
Revenues:
Latin America	$1,118.1	-	-	-	-	-	-	1,118.1	(113.1)	1,005.0
EMEA	904.4	-	-	-	-	-	-	904.4	-	904.4
North America	673.7	-	-	-	-	-	-	673.7	-	673.7
Asia Pacific	110.0	-	-	-	-	-	-	110.0	-	110.0
Revenues	$2,806.2	-	-	-	-	-	-	2,806.2	(113.1)	2,693.1

Operating profit:
Latin America	$(81.4)	137.9	(3.4)	4.2	-	0.3	-	57.6	(28.9)	28.7
EMEA	47.7	-	15.6	-	-	0.3	-	63.6	-	63.6
North America	8.3	-	-	-	2.8	0.2	-	11.3	-	11.3
Asia Pacific	14.0	-	-	-	-	0.1	-	14.1	-	14.1
Segment operating profit	(11.4)	137.9	12.2	4.2	2.8	0.9	-	146.6	(28.9)	117.7
Non-segment	(2.9)	-	(44.9)	-	10.5	1.5	-	(35.8)	-	(35.8)
Operating profit	$(14.3)	137.9	(32.7)	4.2	13.3	2.4	-	110.8	(28.9)	81.9

Amounts attributable to Brink’s:
Income from continuing operations	$(37.4)	83.8	(13.8)	3.2	8.4	2.1	(4.0)	42.3	(12.2)	30.1
Diluted EPS – continuing operations	(0.76)	1.71	(0.28)	0.07	0.17	0.04	(0.08)	0.86	(0.25)	0.61

(a)
To eliminate the effects of the March 2014 currency devaluation in Venezuela as described in (g) below.  Expenses eliminated from Non-GAAP results include first-quarter currency exchange losses totaling $122 million related to remeasured net monetary assets and $16 million in year-to-date expenses related to nonmonetary assets.  Nonmonetary assets were not remeasured to a lower basis when the currency devalued.  Instead, under highly inflationary accounting rules, these assets retained their higher historical bases, which excess is recognized in earnings as the asset is consumed.

(b)	To eliminate
•	$44.9 million in third-quarter divestiture gains primarily related to the sale of our equity investment in a CIT business in Peru.
•	$15.6 million in third-quarter charges related to the planned restructuring of our business in the Netherlands.
•	$3.8 million in equity earnings ($1.2 million in the first quarter, $1.3 million in the second quarter and $1.3 million in the third quarter) from our former investment in a CIT business in Peru.
•	a $0.7 million adjustment in the third quarter related to the decrease in a loss contingency assumed in the 2010 Mexico acquisition.
•
$1.1 million in restructuring charges ($0.7 million in the second quarter and $0.4 million in the third quarter) related to Latin American operations that are expected to be shut down within the next 12 months.

(c)	To eliminate employee benefit settlement losses in Mexico.
(d)	To eliminate expenses related to U.S. retirement plans.
(e)
To eliminate an accounting adjustment related to share-based compensation ($4.2 million expense in the second quarter and a $1.8 million benefit in the third quarter).  The accounting adjustment revises the accounting for share-based compensation from fixed to variable fair value accounting as defined in ASC Topic 718, Stock Compensation.

(f)
To adjust effective income tax rate in the interim period to be equal to the midpoint of the estimated range of the full-year Non-GAAP effective income tax rate.  The midpoint of the estimated range of the full-year Non-GAAP effective tax rate for 2014 is 38%.

(g)
Effective March 24, 2014, Brink’s began remeasuring its Venezuelan operating results using currency exchange rates reported under a newly established currency exchange process in Venezuela (the “SICAD II process”).  The rate published for this process has averaged approximately 50 since opening on March 24, 2014.  This adjustment reflects a hypothetical remeasurement of Brink’s Venezuela’s first quarter 2014 revenue and operating results using a rate of 50 bolivars to the U.S. dollar, which approximates the rate observed in the new SICAD II process in March 2014.

(h)	Adjusted Non-GAAP results are equal to Non-GAAP results further adjusted for Venezuelan results at 50 bolivars per U.S. dollar.

Amounts may not add due to rounding.

Non-GAAP and Adjusted Non-GAAP Results – Reconciled to Amounts Reported under GAAP (Continued)

	GAAP Basis	Gains/ Losses on Acquisitions and Dispositions (a)	Expenses Related to Currency Devaluation in Venezuela (b)	Employee Benefit Settlement Losses (c)	U.S. Retirement Plans (d)	Adjust Income Tax Rate (e)	Non-GAAP Basis	Adjust Venezuela to 50 Bolivars to the U.S. Dollar (f)	Adjusted Non-GAAP Basis (g)

	First Quarter 2013
Revenues:
Latin America	$412.9	-	-	-	-	-	412.9	(84.5)	328.4
EMEA	277.8	-	-	-	-	-	277.8	-	277.8
North America	223.2	-	-	-	-	-	223.2	-	223.2
Asia Pacific	36.6	-	-	-	-	-	36.6	-	36.6
Revenues	$950.5	-	-	-	-	-	950.5	(84.5)	866.0

Operating profit:
Latin America	$23.4	(1.6)	13.9	0.3	-	-	36.0	(18.0)	18.0
EMEA	8.6	-	-	-	-	-	8.6	-	8.6
North America	(2.0)	-	-	-	2.9	-	0.9	-	0.9
Asia Pacific	4.3	-	-	-	-	-	4.3	-	4.3
Segment operating profit	34.3	(1.6)	13.9	0.3	2.9	-	49.8	(18.0)	31.8
Non-segment	(17.0)	(1.1)	-	-	10.5	-	(7.6)	-	(7.6)
Operating profit	$17.3	(2.7)	13.9	0.3	13.4	-	42.2	(18.0)	24.2

Amounts attributable to Brink’s:
Income from continuing operations	$2.9	(2.7)	8.7	0.2	8.2	0.2	17.5	(8.7)	8.8
Diluted EPS – continuing operations	0.06	(0.05)	0.18	-	0.17	-	0.36	(0.18)	0.18

	Second Quarter 2013
Revenues:
Latin America	$413.6	-	-	-	-	-	413.6	(83.9)	329.7
EMEA	293.4	-	-	-	-	-	293.4	-	293.4
North America	226.3	-	-	-	-	-	226.3	-	226.3
Asia Pacific	36.6	-	-	-	-	-	36.6	-	36.6
Revenues	$969.9	-	-	-	-	-	969.9	(83.9)	886.0

Operating profit:
Latin America	$24.4	(1.3)	0.2	0.5	-	-	23.8	(8.6)	15.2
EMEA	18.7	-	-	-	-	-	18.7	-	18.7
North America	6.3	-	-	-	2.9	-	9.2	-	9.2
Asia Pacific	5.0	-	-	-	-	-	5.0	-	5.0
Segment operating profit	54.4	(1.3)	0.2	0.5	2.9	-	56.7	(8.6)	48.1
Non-segment	(21.6)	-	-	-	10.2	-	(11.4)	-	(11.4)
Operating profit	$32.8	(1.3)	0.2	0.5	13.1	-	45.3	(8.6)	36.7

Amounts attributable to Brink’s:
Income from continuing operations	$13.2	(1.3)	0.1	0.4	7.7	1.6	21.7	(5.9)	15.8
Diluted EPS – continuing operations	0.27	(0.03)	-	0.01	0.16	0.03	0.44	(0.12)	0.32

Non-GAAP and Adjusted Non-GAAP Results – Reconciled to Amounts Reported under GAAP (Continued)

	GAAP Basis	Gains/ Losses on Acquisitions and Dispositions (a)	Expenses Related to Currency Devaluation in Venezuela (b)	Employee Benefit Settlement Losses (c)	U.S. Retirement Plans (d)	Adjust Income Tax Rate (e)	Non-GAAP Basis	Adjust Venezuela to 50 Bolivars to the U.S. Dollar (f)	Adjusted Non-GAAP Basis (g)

	Third Quarter 2013
Revenues:
Latin America	$423.8	-	-	-	-	-	423.8	(100.1)	323.7
EMEA	301.2	-	-	-	-	-	301.2	-	301.2
North America	222.5	-	-	-	-	-	222.5	-	222.5
Asia Pacific	34.9	-	-	-	-	-	34.9	-	34.9
Revenues	$982.4	-	-	-	-	-	982.4	(100.1)	882.3

Operating profit:
Latin America	$42.8	(1.5)	0.2	0.8	-	-	42.3	(20.7)	21.6
EMEA	32.1	-	-	-	-	-	32.1	-	32.1
North America	0.2	-	-	-	2.9	-	3.1	-	3.1
Asia Pacific	4.8	-	-	-	-	-	4.8	-	4.8
Segment operating profit	79.9	(1.5)	0.2	0.8	2.9	-	82.3	(20.7)	61.6
Non-segment	(20.7)	(0.9)	-	-	10.3	-	(11.3)	-	(11.3)
Operating profit	$59.2	(2.4)	0.2	0.8	13.2	-	71.0	(20.7)	50.3

Amounts attributable to Brink’s:
Income from continuing operations	$29.8	(2.4)	0.1	0.6	7.7	(1.9)	33.9	(11.6)	22.3
Diluted EPS – continuing operations	0.61	(0.05)	-	0.01	0.16	(0.04)	0.69	(0.24)	0.45

	Nine Months 2013
Revenues:
Latin America	$1,250.3	-	-	-	-	-	1,250.3	(268.5)	981.8
EMEA	872.4	-	-	-	-	-	872.4	-	872.4
North America	672.0	-	-	-	-	-	672.0	-	672.0
Asia Pacific	108.1	-	-	-	-	-	108.1	-	108.1
Revenues	$2,902.8	-	-	-	-	-	2,902.8	(268.5)	2,634.3

Operating profit:
Latin America	$90.6	(4.4)	14.3	1.6	-	-	102.1	(47.3)	54.8
EMEA	59.4	-	-	-	-	-	59.4	-	59.4
North America	4.5	-	-	-	8.7	-	13.2	-	13.2
Asia Pacific	14.1	-	-	-	-	-	14.1	-	14.1
Segment operating profit	168.6	(4.4)	14.3	1.6	8.7	-	188.8	(47.3)	141.5
Non-segment	(59.3)	(2.0)	-	-	31.0	-	(30.3)	-	(30.3)
Operating profit	$109.3	(6.4)	14.3	1.6	39.7	-	158.5	(47.3)	111.2

Amounts attributable to Brink’s:
Income from continuing operations	$45.9	(6.4)	8.9	1.2	23.6	(0.1)	73.1	(26.2)	46.9
Diluted EPS – continuing operations	0.94	(0.13)	0.18	0.02	0.48	-	1.49	(0.54)	0.96

Non-GAAP and Adjusted Non-GAAP Results – Reconciled to Amounts Reported under GAAP (Continued)

	GAAP Basis	Gains/ Losses on Acquisitions and Dispositions (a)	Expenses Related to Currency Devaluation in Venezuela (b)	Employee Benefit Settlement Losses (c)	U.S. Retirement Plans (d)	Adjust Income Tax Rate (e)	Non-GAAP Basis	Adjust Venezuela to 50 Bolivars to the U.S. Dollar (f)	Adjusted Non-GAAP Basis (g)

	Fourth Quarter 2013
Revenues:
Latin America	$470.4	-	-	-	-	-	470.4	(123.0)	347.4
EMEA	305.9	-	-	-	-	-	305.9	-	305.9
North America	226.4	-	-	-	-	-	226.4	-	226.4
Asia Pacific	36.7	-	-	-	-	-	36.7	-	36.7
Revenues	$1,039.4	-	-	-	-	-	1,039.4	(123.0)	916.4

Operating profit:
Latin America	$59.3	0.5	0.3	0.9	-	-	61.0	(21.6)	39.4
EMEA	22.1	-	-	-	-	-	22.1	-	22.1
North America	0.2	-	-	-	2.9	-	3.1	-	3.1
Asia Pacific	2.6	0.9	-	-	-	-	3.5	-	3.5
Segment operating profit	84.2	1.4	0.3	0.9	2.9	-	89.7	(21.6)	68.1
Non-segment	(21.8)	(0.8)	-	-	10.3	-	(12.3)	-	(12.3)
Operating profit	$62.4	0.6	0.3	0.9	13.2	-	77.4	(21.6)	55.8

Amounts attributable to Brink’s:
Income from continuing operations	$26.0	2.3	0.2	0.6	8.2	0.1	37.4	(9.9)	27.5
Diluted EPS – continuing operations	0.53	0.05	-	0.01	0.17	-	0.76	(0.20)	0.56

	Full Year 2013
Revenues:
Latin America	$1,720.7	-	-	-	-	-	1,720.7	(391.5)	1,329.2
EMEA	1,178.3	-	-	-	-	-	1,178.3	-	1,178.3
North America	898.4	-	-	-	-	-	898.4	-	898.4
Asia Pacific	144.8	-	-	-	-	-	144.8	-	144.8
Revenues	$3,942.2	-	-	-	-	-	3,942.2	(391.5)	3,550.7

Operating profit:
Latin America	$149.9	(3.9)	14.6	2.5	-	-	163.1	(68.9)	94.2
EMEA	81.5	-	-	-	-	-	81.5	-	81.5
North America	4.7	-	-	-	11.6	-	16.3	-	16.3
Asia Pacific	16.7	0.9	-	-	-	-	17.6	-	17.6
Segment operating profit	252.8	(3.0)	14.6	2.5	11.6	-	278.5	(68.9)	209.6
Non-segment	(81.1)	(2.8)	-	-	41.3	-	(42.6)	-	(42.6)
Operating profit	$171.7	(5.8)	14.6	2.5	52.9	-	235.9	(68.9)	167.0

Amounts attributable to Brink’s:
Income from continuing operations	$71.9	(4.1)	9.1	1.8	31.8	-	110.5	(36.1)	74.4
Diluted EPS – continuing operations	1.47	(0.08)	0.18	0.04	0.65	-	2.26	(0.74)	1.52

(a)	To eliminate
•
$6.1 million in equity earnings ($1.6 million in the first quarter, $1.3 million in the second quarter, $1.5 million in the third quarter, and $1.7 million in the fourth quarter) from our former investment in a CIT business in Peru.

•
a $1.1 million adjustment in the first quarter of 2013 to the amount of gain recognized on a 2010 business acquisition in Mexico as a result of a favorable adjustment to the purchase price received in the first quarter of 2013.

•	$1.7 million of favorable adjustments in the third and fourth quarters of 2013 primarily related to the January 2013 acquisition of Rede Trel in Brazil.
•
$3.1 million in adjustments in the fourth quarter of 2013 related to the increase in a loss contingency assumed in the 2010 Mexico acquisition and the impairment of an intangible asset acquired in the 2009 India acquisition.

•	a $2.6 million unfavorable tax adjustment related to the Belgium disposition.
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

(c)	To eliminate employee benefit settlement losses in Mexico.
(d)	To eliminate expenses related to U.S. retirement plans.
(e)	To adjust effective income tax rate in the interim period to be equal to the full-year non-GAAP effective income tax rate. The full-year non-GAAP effective tax rate for 2013 was 34.1%.
(f)
Effective March 24, 2014, Brink’s began remeasuring its Venezuelan operating results using currency exchange rates reported under a newly established currency exchange process in Venezuela (the “SICAD II process”).  This adjustment reflects a hypothetical remeasurement of Brink’s Venezuela’s 2013 revenue and operating results using a rate of 50 bolivars to the U.S. dollar, which approximates the rate observed in the new SICAD II process in March 2014.  Losses that would have been recognized in 2013 had Brink’s used a rate of 50 bolivars to the U.S. dollar to remeasure its net monetary assets have been excluded from this adjustment and the Adjusted Non-GAAP results.

(g)	Adjusted Non-GAAP results are equal to Non-GAAP results further adjusted for Venezuelan results at 50 bolivars per U.S. dollar.

Amounts may not add due to rounding.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows from operating activities decreased by $31.9 million in the first nine months of 2014 as compared to the first nine months of 2013.  Cash used for investing activities decreased by $101.4 million in the first nine months of 2014 compared to the first nine months of 2013 primarily as a result of $60 million of cash proceeds received on the sale of an equity interest in a CIT business in Peru and a decrease in capital expenditures and cash used for business acquisitions.  Cash also decreased $94.1 million in 2014 as a result of a change in the exchange rate we used to remeasure net monetary assets including cash in Venezuela (see note 1 to the consolidated financial statements).  We prepaid $43.2 million of our long-term debt during the third quarter of 2014.  We financed our liquidity needs in the first nine months of 2014 with our revolving credit facility.

We entered into a new master lease agreement in late 2009 to finance the acquisition of new armored vehicles in the U.S.  Vehicles acquired under the 2009 lease agreement have been accounted for as capital leases.  Vehicles acquired under the previous lease agreement were accounted for as operating leases.

Operating Activities

	Nine Months
	Ended September 30,		$
(In millions)	2014	2013	change

Cash flows from operating activities
Non-GAAP basis (before pension contributions)	$143.3	125.9	17.4
Contributions to primary U.S. pension plan	(87.2)	(13.0)	(74.2)
Non-GAAP basis (reduced by pension contributions)	56.1	112.9	(56.8)
Increase (decrease) in certain customer obligations(a)	15.5	(4.9)	20.4
Discontinued operations	0.9	(3.6)	4.5
GAAP basis	$72.5	104.4	(31.9)

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

Both measures of “Non-GAAP cash flows from operating activities” (before and after U.S. pension contributions) are supplemental financial measures that are not required by, or presented in accordance with GAAP.  The purpose of these Non-GAAP measures is to report financial information excluding the impact of cash received and processed in certain of our secure Cash Management Services operations, without cash flows from discontinued operations and with and without cash flows related to the primary U.S. pension plan.  We believe these measures are helpful in assessing cash flows from operations, enable period-to-period comparability and are useful in predicting future operating cash flows.  These Non-GAAP measures should not be considered as an alternative to cash flows from operating activities determined in accordance with GAAP and should be read in conjunction with our consolidated statements of cash flows.

GAAP
Operating cash flows decreased by $31.9 million in the first nine months of 2014 compared to the same period in 2013.  The decrease was primarily due to higher cash contributions to our primary U.S. pension plan and lower operating profit.  These decreases in operating cash flows were partially offset by increases in cash provided from changes in working capital, including the timing of security loss payments and insurance recoveries, changes in customer obligations of certain of our secure Cash Management Services operations (cash held for customers increased by $15.5 million in the first nine months of 2014 compared to a decrease of $4.9 million in the same 2013 period) and lower amounts paid for income taxes.

Non-GAAP (reduced by pension contributions)
Cash flows from operating activities decreased by $56.8 million in the first nine months of 2014 as compared to the same period in 2013.  The decrease was primarily due to higher cash contributions to our primary U.S. pension plan and lower operating profit.  These decreases in operating cash flows were partially offset by increases in cash provided from changes in working capital, including the timing of security loss payments and insurance recoveries, and lower amounts paid for income taxes.

Non-GAAP (before pension contributions)
Cash flows from operating activities increased by $17.4 million in the first nine months of 2014 as compared to the same period in 2013.  The increase was primarily due to cash provided from changes in working capital, including the timing of security loss payments and insurance recoveries, and lower amounts paid for income taxes, partially offset by lower operating profit.

Investing Activities

	Nine Months
	Ended September 30,		$
(In millions)	2014	2013	change

Cash flows from investing activities
Capital expenditures	$(83.8)	(122.2)	38.4
Acquisitions	(4.9)	(18.1)	13.2
Sales of available-for-sale securities	0.7	1.2	(0.5)
Cash proceeds from sale of property and other investments	62.6	10.8	51.8
Other	(0.1)	(0.5)	0.4
Discontinued operations	(4.7)	(2.8)	(1.9)
Investing activities	$(30.2)	(131.6)	101.4

Cash used by investing activities decreased by $101.4 million in the first nine months of 2014 versus the first nine months of 2013.  The decrease was primarily due to proceeds of $60 million received on the sale of an equity interest in a CIT business in Peru and a decrease in capital expenditures of $38.4 million primarily related to information technology and other equipment.  An acquisition of noncontrolling interests of a subsidiary ($18.5 million in 2013) is included in the financing section of our cash flows statement.

Capital expenditures and depreciation and amortization were as follows:

	Nine Months				Full Year
	Ended September 30,		$	Full Year	Outlook
(In millions)	2014	2013	change	2013	2014

Property and equipment acquired during the period
Capital expenditures:
Latin America	$37.5	64.0	(26.5)	88.7	(a)
EMEA	19.1	22.2	(3.1)	33.9	(a)
North America	24.4	33.8	(9.4)	52.1	(a)
Asia Pacific	2.8	2.2	0.6	3.0	(a)
Capital expenditures	83.8	122.2	(38.4)	177.7	150 – 160

Capital leases(b):
Latin America	1.2	0.9	0.3	0.9	(a)
North America	4.7	0.7	4.0	4.6	(a)
Capital leases	5.9	1.6	4.3	5.5	10

Total:
Latin America	38.7	64.9	(26.2)	89.6	(a)
EMEA	19.1	22.2	(3.1)	33.9	(a)
North America	29.1	34.5	(5.4)	56.7	(a)
Asia Pacific	2.8	2.2	0.6	3.0	(a)
Total	$89.7	123.8	(34.1)	183.2	160 – 170

Depreciation and amortization
Latin America	$47.2	43.9	3.3	60.8	(a)
EMEA	32.1	34.5	(2.4)	48.8	(a)
North America	44.5	43.9	0.6	58.2	(a)
Asia Pacific	3.7	4.3	(0.6)	5.8	(a)
Depreciation and amortization	$127.5	126.6	0.9	173.6	170 – 175

(a)	Not provided.
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

Since 2011, we have increased our spending on information technology to improve business process productivity, and we have reduced our maintenance capital expenditures for vehicles and facilities while continuing to focus on safety and security.  We continue to focus on maximizing asset utilization and maintenance of capital expenditures which has enabled us to reduce our annual spend to a level more in line with depreciation.  Our reinvestment ratio, which we define as the annual amount of property and equipment acquired during the period divided by the annual amount of depreciation, was 0.9 for the twelve months ending September 30, 2014 compared to 1.2 for the twelve months ending September 30, 2013.

Capital expenditures in the first nine months of 2014 were primarily for information technology, machinery and equipment and CompuSafe® equipment.

Financing Activities

Summary of financing activities

	Nine Months
	Ended September 30,
(In millions)	2014	2013

Cash provided by financing activities
Borrowings and repayments:
Short-term debt	$(0.5)	55.3
Long-term revolving credit facilities	126.0	97.2
Other long-term debt	(66.5)	(16.3)
Borrowings (repayments)	59.0	136.2

Acquisition of a noncontrolling interest in a subsidiary	-	(18.5)
Payment of acquisition-related obligation	-	(12.8)
Dividends attributable to:
Shareholders of Brink’s	(14.5)	(14.4)
Noncontrolling interests in subsidiaries	(8.7)	(4.2)
Other	(1.7)	(0.9)
Discontinued operations	-	(2.3)
Cash flows from financing activities	$34.1	83.1

Debt borrowings and repayments
We borrow principally from our revolving credit facilities to meet our cash needs.  Cash provided by financing activities decreased by $49.0 million in the first nine months of 2014 compared to the first nine months of 2013.  This decrease is primarily due to $77.2 million in lower borrowings to fund business needs.  The lower borrowing needs in 2014 compared to 2013 resulted from the sale of an equity interest in Peru for $60 million in 2014, lower capital expenditures and less cash used to fund acquisitions partially offset by higher U.S. pension plan contributions and lower operating profit.  In addition, as described below, we prepaid $43.2 million of our long-term debt in 2014.

Dividends
We paid dividends to Brink’s shareholders of $0.30 per share or $14.5 million in the first nine months of 2014. Dividends paid to shareholders were up slightly from $14.4 million paid to shareholders in the prior year as the number of shares outstanding increased slightly.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the board of directors.

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

Reconciliation of Net Debt to U.S. GAAP Measures

	September 30,	December 31,
(In millions)	2014	2013

Debt:
Short-term	$59.4	80.9
Long-term	434.5	355.1
Total Debt	493.9	436.0

Less:
Cash and cash equivalents	223.0	255.5
Amounts held by Cash Management Services operations(a)	(41.2)	(31.3)
Cash and cash equivalents available for general corporate purposes	181.8	224.2

Net Debt	$312.1	211.8

(a)
Title to cash received and processed in certain of our secure Cash Management Services operations transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources and in our computation of Net Debt.

Net Debt is a supplemental Non-GAAP financial measure that is not required by, or presented in accordance with GAAP.  We use Net Debt as a measure of our financial leverage.  We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage.  Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our consolidated balance sheets.  Set forth above is a reconciliation of Net Debt, a Non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP.   Net Debt excluding cash and debt in Venezuelan operations was $331 million at September 30, 2014, and $306 million at December 31, 2013.

Net Debt increased by $100 million primarily due to the adoption of the less favorable SICAD II exchange rate for currency held in Venezuelan bolivars during the first quarter of 2014 and cash contributions made to our primary U.S. pension plan during the first nine months of 2014.  See note 1 and note 3 to the consolidated financial statements for more information.

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

Incremental taxes.  Of the $223.0 million of cash and cash equivalents at September 30, 2014, $198.0 million is held by subsidiaries that we consider to be permanently invested and for which we do not expect to repatriate to the U.S.  If we were to decide to repatriate this cash to the U.S., we may have to accrue and pay additional income taxes.  Given the number of foreign operations and the complexities of the tax law, it is not practical to estimate the potential tax liability, but the amount of taxes owed could be material depending on how and when the repatriation were to occur.

Venezuela.  We have $17.6 million of cash and cash equivalents denominated in Venezuelan bolivars (as remeasured at the published SICAD II rate of 50 bolivars to the U.S. dollar) at September 30, 2014.  We believe that the SICAD II process to convert bolivars (as described in note 1 to the consolidated financial statements) will be the primary method for which we are likely to receive U.S. dollars that we need to operate our business and to repatriate earnings.  The Venezuelan government has restricted conversions of bolivars into U.S. dollars in the past and may do so in the future.

Argentina.  We have $12.7 million in cash and cash equivalents denominated in Argentinean pesos at September 30, 2014.  The Argentinean government has, from time-to-time, imposed limits on the exchange of local pesos into U.S. dollars.  As a result, we have elected in the past and may elect in the future to repatriate cash from Argentina using alternative legal methods, which may result in less favorable exchange rates.

Debt
We have a $480 million unsecured revolving bank credit facility (the “Revolving Facility”) that matures in January 2017.  The Revolving Facility’s interest rate is based on LIBOR plus a margin or alternate base rate plus a margin.  The Revolving Facility allows us to borrow or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of September 30, 2014, $235 million was available under the Revolving Facility.  Amounts outstanding under the Revolving Facility as of September 30, 2014, were denominated primarily in U.S. dollars and to a lesser extent in euros.

The margin on LIBOR borrowings under the Revolving Facility, which ranges from 0.9% to 1.575% depending on our credit rating, was 1.40% at September 30, 2014.  The margin on alternate base rate borrowings under the Revolving Facility ranges from 0.0% to 0.575%.  We also pay an annual facility fee on the Revolving Facility based on our credit rating.  The facility fee, which ranges from 0.10% to 0.30%, was 0.225% at September 30, 2014.

We have $100 million in unsecured notes issued through a private placement debt transaction (the “Notes”).  The Notes comprise $50 million in series A notes with a fixed interest rate of 4.57% and $50 million in series B notes with a fixed interest rate of 5.20%.  The Notes are due in January 2021, with principal payments under the series A notes to begin in January 2015.

As of September 30, 2014, we had two unsecured multi-currency revolving bank credit facilities totaling $40 million, of which $20 million was available. A $20 million facility expires in December 2015 and a $20 million facility expires in February 2017.  Interest on these facilities is based on LIBOR plus a margin.  The margin ranges from 0.9% to 2.0%.  We also have the ability to borrow from other banks, at the banks’

discretion, under short-term uncommitted agreements.  Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

We have a $24 million unsecured committed credit facility that expires in April 2016.  Interest on this facility is based on LIBOR plus a margin, which ranges from 1.20% to 1.575%.  As of September 30, 2014, $12 million was available under the facility.

We have three unsecured letter of credit facilities totaling $179 million, of which approximately $67 million was available at September 30, 2014.  An $85 million facility expires in June 2015, a $40 million facility expires in December 2015, and a $54 million facility expires in December 2016.  The Revolving Facility and the multi-currency revolving credit facilities are also used for issuance of letters of credit and bank guarantees.

We redeemed $43.2 million of bonds issued by the Peninsula Ports Authority of Virginia at par in the third quarter of 2014.  The amount paid, including accrued and unpaid interest, was $44.3 million.  Although we were not the primary obligor of the debt, we recorded the obligation as debt because we had guaranteed its payment.  The guarantee originated as part of a former interest in Dominion Terminal Associates (“DTA”), a deep water coal terminal related to our former coal business.

The Revolving Facility, the Notes, the unsecured multi-currency revolving bank credit facilities, the unsecured committed credit facility and the letter of credit facilities contain subsidiary guarantees and various financial and other covenants.  The financial covenants, among other things, limit our total indebtedness, limit priority debt, limit asset sales, limit the use of proceeds from asset sales and provide for minimum coverage of interest costs.  The credit agreements do not provide for the acceleration of payments should our credit rating be reduced.  If we were not to comply with the terms of our various credit agreements, the repayment terms could be accelerated and the commitments could be withdrawn.  An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  We were in compliance with all financial covenants at September 30, 2014.

Equity
At September 30, 2014, we had 100 million shares of common stock authorized and 48.6 million shares issued and outstanding.

U.S. Retirement Liabilities

Funded Status of U.S. Retirement Plans
	Actual	Actual	Projected
(In millions)	2013	Nine Months 2014	4th Quarter 2014	2015	2016	2017	2018

U.S. pension plans
Beginning funded status	$(275.0)	(123.1)	(21.6)	(19.5)	2.0	24.8	49.6
Net periodic pension credit(a)	14.7	13.8	4.8	18.9	20.6	23.6	26.4
Payment from Brink’s:
Primary U.S. pension plan	13.0	87.2	-	-	-	-	-
Other U.S. pension plan	1.1	0.5	0.3	0.8	0.8	0.8	0.8
Benefit plan experience gain	123.1	-	(3.0)	1.8	1.4	0.4	2.5
Ending funded status	$(123.1)	(21.6)	(19.5)	2.0	24.8	49.6	79.3

UMWA plans
Beginning funded status	$(256.6)	(142.1)	(140.1)	(137.8)	(135.1)	(132.7)	(130.6)
Net periodic postretirement credit(a)	1.1	3.2	1.1	2.7	2.4	2.1	1.8
Prior service credit	55.7	-	-	-	-	-	-
Benefit plan experience gain	56.7	-	-	-	-	-	-
Other	1.0	(1.2)	1.2	-	-	-	-
Ending funded status	$(142.1)	(140.1)	(137.8)	(135.1)	(132.7)	(130.6)	(128.8)

Black lung and other plans
Beginning funded status	$(48.8)	(44.3)	(40.2)	(40.6)	(37.8)	(35.1)	(32.6)
Net periodic postretirement cost(a)	(1.7)	(1.5)	(0.4)	(1.7)	(1.6)	(1.5)	(1.4)
Payment from Brink’s	6.9	5.6	-	4.5	4.3	4.0	3.7
Other	(0.7)	-	-	-	-	-	-
Ending funded status	$(44.3)	(40.2)	(40.6)	(37.8)	(35.1)	(32.6)	(30.3)

(a)	Excludes amounts reclassified from accumulated other comprehensive income (loss).

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

Assumptions for U.S. Retirement Obligations
We have made various assumptions to estimate the amount of payments to be made in the future.  The most significant assumptions include:
•	Changing discount rates and other assumptions in effect at measurement dates (normally December 31)
•	Investment returns of plan assets
•	Contributions to plans from Brink’s including the acceleration of 2015 and 2016 required contributions into 2014
•	Settlement of obligations to participants
•	Addition of new participants (historically immaterial due to freezing of pension benefits and exit from coal business)
•	Mortality rates
•	Change in laws

The assumptions used to estimate our U.S. retirement obligations can be found in our Annual Report on Form 10-K for the year ended December 31, 2013.

New Mortality Data for U.S. Retirement Plans.  The Society of Actuaries issued updated versions of its mortality tables in October 2014.  The new mortality tables reflect increasing life expectancies in the U.S.  We will consider the new data when making mortality rates assumptions for our year-end reporting.  We expect that the benefit obligation and future expense for our U.S. retirement plans will significantly increase as a result of the new guidance.

Other Changes in 2014 for the Primary U.S. Pension Plan. We have taken some steps as part of our pension de-risking strategy and to reduce the administrative costs associated with the primary U.S. pension plan.
•
We accelerated a portion of our required annual contributions in the third quarter.  We contributed $87.2 million to the plan in the first nine months of 2014, including $28.9 million in payments that were not due until 2015 and $31.6 million in payments that were not due until 2016.  Accelerating the 2015 and 2016 contributions will reduce future insurance premiums owed to the Pension Benefit Guaranty Corporation (“PBGC”) – an administrative cost of the plan.

•
In August 2014, we offered approximately 9,000 terminated participants the option of receiving the value of their pension benefit in a lump-sum payment, or as a reduced annuity.  We believe the action will further reduce the PBGC premiums as a portion of the premiums is based on the number of participants in the plan.  As of the date of this filing, we had not yet completed the tabulation of responses but we expect the plan’s disbursements in December 2014 for these lump-sum elections will range between $120 million and $150 million.  We expect to record a settlement charge in the fourth quarter of 2014 between $50 million and $65 million.  The actual amount of the charge will depend upon the actual return on plan assets and various actuarial assumptions, including discount rate, long-term rate of return on assets, retirement age and mortality at the remeasurement date.

•
Federal legislation titled Highway and Transportation Funding Act of 2014 (“HATFA”) was passed in August 2014.  HATFA extended one of the key provisions of previous legislation, Moving Ahead for Progress in the 21st Century, effectively further spreading the expected funding requirements for our primary U.S. pension plan over a longer period of time.  Because of HATFA and the acceleration of our 2015 and 2016 contributions into 2014, we do not expect to make additional required contributions until 2020.

Summary of Total Expenses Related to All U.S. Retirement Liabilities

This table summarizes actual and projected expense (income) related to U.S. retirement liabilities.  Most expenses are allocated to non-segment results, with the balance allocated to North American segment operations.

	Actual	Actual	Projected
(In millions)	2013	Nine Months 2014	4th Quarter 2014		FY2014		2015	2016	2017	2018

U.S. pension plans	$30.5	7.4	2.2	(a)	9.6	(a)	1.9	(2.6)	(9.1)	(14.4)
UMWA plans	18.5	2.8	0.6		3.4		6.8	6.4	6.0	5.8
Black lung and other plans	3.9	3.1	0.9		4.0		3.8	3.7	3.6	2.9
Total	$52.9	13.3	3.7		17.0		12.5	7.5	0.5	(5.7)

Amounts allocated to:
North American Segment	$11.6	2.8	0.7		3.5		0.4	(1.3)	(3.9)	(5.9)
Non-segment	41.3	10.5	3.0		13.5		12.1	8.8	4.4	0.2
Total	$52.9	13.3	3.7		17.0		12.5	7.5	0.5	(5.7)

(a)
The expense reported in the table for 2014 excludes an expected settlement loss related to the Company’s offer to make lump-sum payments or begin reduced annuity payments earlier than provided by the plan.  We project a settlement loss of between $50 million and $65 million to be recorded in the fourth quarter of 2014.

Summary of Total Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants

This table summarizes actual and projected payments
•	from Brink’s to U.S. retirement plans (“contributions”), and
•	from the plans to participants.

	Actual	Actual	Projected
(In millions)	2013	Nine Months 2014	4th Quarter 2014		FY2014		2015	2016	2017	2018

Payments from Brink’s to U.S. Plans
Primary U.S. pension plan	$13.0	87.2	-		87.2		-	-	-	-
Other U.S. pension plan	1.1	0.5	0.3		0.8		0.8	0.8	0.8	0.8
Black lung and other plans	6.9	5.6	-		5.6		4.5	4.3	4.0	3.7
Total	$21.0	93.3	0.3		93.6		5.3	5.1	4.8	4.5

Payments from U.S. Plans to participants
U.S. pension plan	$44.1	33.9	13.8	(a)	47.7	(a)	49.0	50.3	51.9	53.6
UMWA plans	31.1	26.6	4.9		31.5		31.9	31.5	31.3	32.9
Black lung and other plans	6.9	5.6	-		5.6		4.5	4.3	4.0	3.7
Total	$82.1	66.1	18.7		84.8		85.4	86.1	87.2	90.2
(a)	Excludes estimated payments between $120 million and $150 million from U.S. plan assets to U.S. participants who elect to receive a lump-sum payout.

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of the most recent measurement date.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

Contingent Matters

See note 12 to the consolidated financial statements for information about contingent matters at September 30, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We serve customers in more than 100 countries, including 43 countries where we operate subsidiaries.  These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates.  In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program.  Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results.  We have not had any material change in our market risk exposure in the nine months ended September 30, 2014.

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information

This document contains both historical and forward-looking information.  Words such as “anticipates,” “assumes,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “believes,” “potential,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, statements regarding future U.S. dollar transactions in Venezuela, the planned restructuring in the Netherlands and related costs, future contributions to the primary U.S. pension plan, the outcome of pending litigation and the anticipated financial effect of the disposition of legal matters, anticipated revenue, revenue growth and currency impact on revenue, segment margin and severance and other costs in 2014, anticipated results in each of the Company’s geographic operating segments, 2015 segment margin, 2016 segment margin, segment operating profit and earnings per share, future acquisitions of property and equipment (including U.S. vehicle acquisitions through capital leases), anticipated depreciation, interest and rental expenses related to the U.S. fleet, anticipated non-segment expenses, anticipated interest expense, the anticipated annual effective tax rate for 2014 and our tax position and underlying assumptions, anticipated net income attributable to noncontrolling interests, anticipated fixed assets acquired, depreciation and amortization for 2014, the ability to meet our liquidity needs, repatriation of cash to the U.S., projected U.S. retirement plan contributions, costs and expenses, and projected black lung liability and U.S. retirement plan liabilities.  Forward-looking information in this document is subject to known and unknown risks, uncertainties and contingencies, which are difficult to predict or quantify, and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

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

Part II - Other Information

Item 1.  Legal Proceedings

For a discussion of legal proceedings, see note 12 to the consolidated financial statements, “Contingent Matters,” in Part I, Item 1 of this Form 10-Q.

Item 6.  Exhibits

Exhibit
Number        Description

10.1	Key Employees’ Deferred Compensation Program, as amended and restated as of July 10, 2014.
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

101
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2014, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Consolidated Balance Sheets at September 30, 2014, and December 31, 2013, (ii)  the Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013, (iv) the Consolidated Statement of Equity for the nine months ended September 30, 2014, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

October 31, 2014	By: /s/ Joseph W. Dziedzic
Joseph W. Dziedzic
(Vice President and
Chief Financial Officer)
(principal financial officer)