Form 10-K
period 2014-12-31
BRINKS CO
filed 2015-03-05
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
Yes ☐                      No ☒

As of February 26, 2015, there were issued and outstanding 48,628,765 shares of common stock.  The aggregate market value of shares of common stock held by non-affiliates as of June 30, 2014, was $1,365,121,928.

Documents incorporated by reference:  Part III incorporates information by reference from portions of the Registrant’s definitive 2015 Proxy Statement to be filed pursuant to Regulation 14A.

THE BRINK’S COMPANY

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

PART I

PART I

ITEM 1.  BUSINESS

Overview
The Brink’s Company is a premier provider of secure logistics and security solutions, including cash-in-transit, ATM replenishment and maintenance, secure international transportation of valuables, and cash management services, to financial institutions, retailers, government agencies (including central banks), mints, jewelers and other commercial operations around the world.  Our global network serves customers in more than 100 countries and includes ownership interest in 41 countries and agency relationships with companies in additional countries.  We employ approximately 64,100 people and our operations include approximately 1,100 facilities and 12,300 vehicles. Brink’s was founded in 1859 and The Brink’s Company was first incorporated in 1930 under the laws of the State of Delaware (at that time, the Company was named The Pittston Company).  It succeeded to the business of a Virginia corporation in 1986 and was renamed The Brink’s Company in 2003.  Our headquarters are located in Richmond, Virginia.  The Brink’s Company, along with its subsidiaries, is referred to as “we,” “our,”, “us,” “Brink’s,” or “the Company” throughout this Form 10-K.

Brink’s operations are located throughout the world with 80% of our revenues and 94% of operating profit earned outside the U.S. before items not allocated to segments.  Brink’s Largest 5 Markets (U.S., France, Mexico, Brazil and Canada) represent 61% of consolidated revenues and 42% of operating profit before items not allocated to segments.  The following table presents a summary of revenues by segment in 2012, 2013 and 2014.

(In millions)	2014	% total	% change	2013	% total	% change	2012	% total	% change

Revenues by segment:

Largest 5 Markets:
U.S.	$727.8	20	3	$707.5	19	-	$706.7	20	(4)
France	517.4	15	-	517.6	14	1	511.4	14	(1)
Mexico	388.2	11	(8)	423.9	11	7	395.0	11	2
Brazil	364.1	10	3	354.4	9	(3)	363.6	10	1
Canada	179.7	5	(6)	191.4	5	2	187.5	5	(1)
Largest 5 Markets	2,177.2	61	(1)	2,194.8	58	1	2,164.2	60	(1)

Latin America	592.4	17	(31)	854.2	23	15	744.4	21	17
EMEA	556.3	16	3	540.6	14	7	503.1	14	(4)
Asia	139.8	4	4	134.2	4	7	125.9	4	-
Global Markets	1,288.5	36	(16)	1,529.0	40	11	1,373.4	38	7

Payment Services	96.6	3	76	54.8	1	37	40.0	1	(1)

Total Revenues	$3,562.3	100	(6)	$3,778.6	100	6	$3,577.6	100	2

Amounts may not add due to rounding.

Geographic financial information related to revenues and long-lived assets is included in the consolidated financial statements on page 77.

Mission and Strategy
Our mission is to be the world’s leading provider of secure logistics services for cash and other valuables.  Our goal is to achieve consistent growth in revenues, profits, cash flows and shareholder value.  Our near-term focus is on maximizing operating efficiency to enhance profitability and competitive position.  We believe this will enhance our ability to pursue growth opportunities.

Our primary strategy is to focus our efforts and investments on our five largest countries (U.S., France, Mexico, Brazil and Canada).  Our greatest near-term opportunity is to execute profit turnarounds in the U.S. and Mexico, which together generated revenues of $1.1 billion in 2014.

Our cost and productivity initiatives are supplemented by efforts to expand the breadth of our supply chain services.  As we achieve success in our large markets, we will integrate these services into smaller markets.

Growing Profits with Cost and Productivity Improvements
Achieving substantial improvements in operational efficiency is critical to enhancing our competitive position and pursuing future growth.  Our efforts to improve operational efficiency include:
•	consolidating organizational structure to streamline management and administrative expenses
•	centralizing support functions to reduce costs and enable country-level operating management to focus on customers and operations
•	using “Lean” principles to improve processes and reduce costs at the branch level
•	improving route logistics with IT-based productivity tools
•	leveraging global purchasing power to reduce costs for vehicles, equipment, maintenance, travel and other services

Growing Revenues by Expanding Service Offerings
Collaborating with customers and providing new services will help us grow our business.  We plan to expand our services across our customers’ entire cash and valuable supply chains and business processes.  Improving our customers’ supply-chain efficiency reduces the total cost of the process, improves our value-added pricing and generates opportunities for customers to outsource more services to Brink’s.  These opportunities include:
•	integrated armored transportation and money processing services
•	full-service management of entire ATM networks
•	CompuSafe® service (“intelligent safes”)
•	new market opportunities for Global Services

Transforming Culture:  Accountability, Customer Focus and Trust (“ACT”)
As part of our ongoing cultural transformation, we continue to promote ACT and endeavor to ensure that our employees demonstrate these values and related behaviors.  We will place leaders who consistently demonstrate ACT behaviors in our most critical roles.

2014 Reorganization and Restructuring
We announced a reorganization and restructuring of Brink’s global organization in the fourth quarter of 2014, followed by the announcement in February 2015 of an additional reduction in our global workforce.  These actions accelerate the execution of our growth strategy by reducing costs and providing for a more streamlined and centralized organization. We believe these actions will save direct costs of approximately $45 to $50 million in 2015 compared to 2014, excluding severance, lease termination and pension settlement charges.  Following is a summary of key actions in connection with the reorganization and restructuring:
•
We reorganized the majority of Brink’s country operations under two business units: Largest 5 Markets (including U.S., France, Mexico, Brazil and Canada), and Global Markets (the 36 countries besides the Largest 5 Markets). Country operations typically provide Cash-in-Transit (“CIT”) Services, ATM Services, Cash Management Services and Global Services.  Reporting lines within these two business units are supplemented by a matrixed centralized management of the Global Services operations.

•	We decided to maintain our centralized organization structure for the Payment Services business.
•
We centralized the reporting structure of our support functions, including IT, HR, finance, legal, procurement, security and project management.  Under the new structure, field employees now report to the global functional leaders instead of the country or regional leaders.

•	We eliminated regional roles and structures in Europe, Middle East and Africa (“EMEA”) and Latin America and are planning to exit the regional office leased spaces in 2015.
•	We substantially completed a global workforce reduction of 1,700 positions, which accounts for $30 to $35 million of the projected 2015 savings.

Beginning in 2014, as a result of the restructuring, we report financial results in the following nine operating segments:
•	Each of the five countries within Largest 5 Markets (U.S., France, Mexico, Brazil and Canada)
•	Each of the three regions within Global Markets (Latin America, EMEA and Asia representing a total of 36 countries)
•	Payment Services

Previously, the our reportable segments were: Latin America, EMEA, North America and Asia Pacific.

Financial information related to our segments and amounts not allocated to segments is included in the consolidated financial statements on pages 74–78.

Other Important Events and Transactions in 2014
In addition to the 2014 Reorganization and Restructuring, the following key events and transactions occurred in 2014.

U.S. retirement plans. We contributed $87 million to our primary U.S. pension plan in 2014 and do not expect to contribute additional amounts in the future.  We also completed a buy-out of the pension benefits of 4,300 plan participants.  After the buy-out, there are approximately 15,200 beneficiaries in the plan.  The buy-out significantly reduced the plan assets and obligations and resulted in a settlement loss in the fourth quarter of 2014 of $56 million.  We adopted new mortality tables to estimate the obligations of our U.S. retirement plans, which increased the obligations by approximately $90 million.

Venezuela. We adopted a new currency exchange rate in March 2014 to report our Venezuela operations.  The new rate is 88% less favorable than the previous rate.  Translating our Venezuelan operations at the new rate significantly reduces the portion of our consolidated results attributable to Venezuela.

Sale of Netherlands business.  We sold our Netherlands operations in December 2014 after a major customer notified us we would lose their business in 2015.  The business had $126 million in revenues in 2014.

Sale of ownership interest in Peru business.  We sold a noncontrolling interest in a CIT business based in Peru during 2014.

Services
We design customized services to meet the cash and valuables supply chain needs of our customers.  We enter into contracts with our customers to establish the terms of the services including pricing.  CIT and ATM contracts usually cover an initial term of at least one year and in many cases one to three years, and generally remain in effect thereafter until canceled by either party.  Contracts for Cash Management Services are typically longer.  Costs are incurred when preparing to serve a new customer or to transition away from an existing customer.   Following are descriptions of our service offerings:

Core Services (52% of total revenues in 2014)
CIT and ATM Services are core services we provide to customers throughout the world. We charge customers per service performed or based on the value of goods transported.  As a result, revenues are affected by the level of economic activity in various markets as well as the volume of business for specific customers.  Core services generated approximately $1.9 billion of revenues in 2014.

CIT Services – Serving customers since 1859, our success in CIT is driven by a combination of rigorous security practices, high-quality customer service, risk management and logistics expertise.  CIT Services generally include the secure transportation of:
•	cash between businesses and financial institutions, such as banks and credit unions
•	cash, securities and other valuables between commercial banks, central banks and investment banking and brokerage firms
•	new currency, coins, bullion and precious metals for central banks and other customers

ATM Services – We manage 91,000 ATMs worldwide.  We provide customers who own and operate ATMs a variety of service options.  We provide basic ATM management services using our secure transportation network, including cash replenishment and first and second line maintenance.  We also provide comprehensive services for ATM management through our Brink's Integrated Managed Services (“Brink’s IMS”) offering.  Brink's IMS’s offerings include cash replenishment, replenishment forecasting, cash optimization, ATM remote monitoring, service call dispatching, transaction processing, installation services, and first and second line maintenance.

High-Value Services (39% of total revenues in 2014)
Our Core Services, combined with our brand and global infrastructure, provide a substantial platform from which we offer additional High-Value Services. High-Value Services generated approximately $1.4 billion of revenues in 2014.

Global Services –  Brink’s is a leading global provider of secure logistics, serving customers in over 100 countries.   We provide customers with secure transportation services, picking up valuables from customer locations, packing them for transport, and managing customs clearance as the package enters a country.  We also offer secure vault storage and inventory management of customer valuables.  We use a combination of armored vehicles and secure air and sea transportation.  Valuables transported by our Global Services business include diamonds, jewelry, precious metals, securities, currency, high-tech devices, electronics and pharmaceuticals.  Our specialized diamond and jewelry operations have offices in the world’s major diamond and jewelry centers.

Cash Management Services – We offer customized Cash Management Services based on customers’ unique needs.  A customer may have simple requirements or may benefit from Brink’s fully integrated approach to managing their supply chain of cash.  Customers may elect to receive logistic support from point-of-sale through transport, vaulting, bank deposit and related credit.  We believe the quality and scope of our money processing and information systems differentiate our Cash Management Services from competitive offerings.  Cash Management Services include:
•	money processing (e.g., counting, sorting, wrapping, checking condition of bills, etc.) and other cash management services
•	deploying and servicing “intelligent” safes and safe control devices, including our patented CompuSafe® service
•	integrated check and cash processing services (“Virtual Vault”)
•	check imaging services

We also provide other cash management services to our customers including cashier balancing, counterfeit detection, account consolidation and electronic reporting.  Retail and bank customers use Brink’s to count and reconcile coins and currency, prepare bank deposit information and replenish coins and currency in specific denominations.

Brink’s offers a variety of advanced technology applications, including online cash tracking, cash inventory management, check imaging for real-time deposit processing, and a variety of other web-based tools that enable banks and other customers to reduce costs while improving service to their customers.

Brink’s CompuSafe® Service.  Brink’s CompuSafe service offers customers an integrated, closed-loop system for preventing theft and managing cash.  We market CompuSafe services to a variety of cash-intensive customers, such as convenience stores, gas stations, restaurants, retail chains and entertainment venues.  Once the specialized safe is installed, the customer’s employees deposit currency into the safe’s cassettes, which can only be removed by Brink’s personnel.  Upon removal, the cassettes are securely transported to a vault for processing where contents are verified and transferred for deposit.  Our CompuSafe service features currency-recognition and counterfeit-detection technology, multi-language touch screens and an electronic interface between the point-of-sale, back-office systems and external banks.  Our electronic reporting interface with external banks enables customers to receive same-day credit on their cash balances, even if the cash remains on the customer’s premises.

Virtual Vault.  Virtual Vault services combine CIT Services, Cash Management Services, vaulting and electronic reporting technologies to help banks expand into new markets while minimizing investment in vaults and branch facilities.  In addition to providing secure storage, we process deposits, provide check imaging and reconciliation services, perform currency inventory management, process ATM replenishment orders and electronically transmit banking transactions.

Payment Services – We provide convenient payment services, including bill payment processing, mobile phone top-up, and Brink’s Money™ prepaid cards.

Latin America.  Bill payment processing services include bill payment acceptance and processing services on behalf of utility companies and other billers.  Consumers can pay bills, top-up prepaid mobile phones and manage accounts at retail agent locations that we operate on behalf of utility companies and banks as well as a small number of leased payment locations.  This service is offered at over 25,000 locations in Brazil, Mexico, Colombia and Panama.

United States.  We offer Brink’s Money™ general purpose reloadable prepaid cards and payroll cards to consumers and employers. Our general purpose reloadable cards are sold to consumers through our direct-to-consumer marketing efforts while our payroll cards are sold to employers who use them to pay their employees electronically.  Brink’s Money™ cards can be used at stores, restaurants and online retailers, and provide access to cash at ATMs worldwide. This product is targeted to the millions of unbanked and under-banked Americans looking for alternative financial products.

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

Other Security Services (9% of total revenues in 2014)
Guarding – We protect airports, offices, warehouses, stores, and public venues with or without electronic surveillance, access control, fire prevention and highly trained patrolling personnel.   Other security services generated approximately $0.3 billion of revenues in 2014.

We offer security and guarding services in France, Luxembourg, Greece, Germany, Brazil and Ireland.  A portion of this business involves long-term contracts related primarily to security services at airports and embassies.  Generally, guarding contracts are for a one-year period, and the majority of contracts are extended.

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

We believe the primary factors in attracting and retaining customers are security expertise, service quality, and price.  Our competitive advantages include:
•	brand name recognition
•	reputation for a high level of service and security
•	risk management and logistics expertise
•	global infrastructure and customer base
•	proprietary cash processing
•	proven operational excellence
•	high-quality insurance coverage and financial strength

Although we face competitive pricing pressure in many markets, we resist competing on price alone.  We believe our high levels of service and security, as well as value-added solutions differentiate us from competitors.

Insurance Coverage
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

Service Mark and Patents
BRINKS is a registered service mark in the U.S. and certain foreign countries.  The BRINKS mark, name and related marks are of material significance to our business.  We own patents for safes and related services, including our integrated CompuSafe® service, which expire between 2015 and 2028.  These patents provide us with important advantages; however, we are not dependent on the existence of these patents.

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

Employee Relations
At December 31, 2014, our company had approximately 64,100 full-time and contract employees, including approximately 7,800 employees in the United States (of whom approximately 750 were classified as part-time employees) and approximately 56,300 employees outside the United States.  At December 31, 2014, Brink’s was a party to twelve collective bargaining agreements in North America with various local unions covering approximately 1,700 employees.  The agreements have various expiration dates from 2015 to 2019.  Outside of North America, approximately 59% of employees are represented by trade union organizations.  We believe our employee relations are satisfactory.

Discontinued Operations
Below is a summary of the significant businesses we disposed in the last three years.  See note 19 to the consolidated financial statements for more information on these dispositions. The results of these operations, except for the sale of the noncontrolling interest, have been excluded from continuing operations and are reported as discontinued operations for the current and prior periods.  We continue to operate our Global Services business in most of these countries.

Cash-in-transit operations sold or shut down:
•	Poland (sold in March 2013)
•	Turkey (shut down in June 2013)
•	Hungary (sold in September 2013)
•	Germany (sold in December 2013)
•	Australia (sold in October 2014)
•	Puerto Rico (shut down in November 2014)
•	Netherlands (sold in December 2014)

Guarding operations sold:
•	Morocco (December 2012)
•	France (January 2013)
•	Germany (July 2013)

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

In addition, we sold a noncontrolling interest in a CIT business based in Peru in 2014 for $60 million and we sold a small Mexican parcel delivery business in early 2015.

Available Information and Corporate Governance Documents
The following items are available free of charge on our website (www.brinks.com) as soon as reasonably possible after filing or furnishing them with the Securities and Exchange Commission (the “SEC”):
•	Annual reports on Form 10-K
•	Quarterly reports on Form 10-Q
•	Current reports on Form 8-K, and amendments to those reports

The following documents are also available free of charge on our website:
•	Corporate Governance Policies
•	Code of Ethics
•	The charters of the following committees of our Board of Directors (the “Board”): Audit and Ethics, Compensation and Benefits, and Corporate Governance and Nominating

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

One element of our growth strategy is to expand our offerings to customers.  We may not be successful in designing or marketing additional products and services to customers.  In addition we may fail to achieve our strategic objectives and anticipated operating profit improvements, which would adversely affect our results of operations and cash flows.

We have significant operations outside the United States.

We currently serve customers in more than 100 countries, including 41 countries where we operate subsidiaries.  Eighty percent (80%) of our revenues in 2014 came from operations outside the U.S.  We expect revenues outside the U.S. to continue to represent a significant portion of total revenues.  Business operations outside the U.S. are subject to political, economic and other risks inherent in operating in foreign countries, such as:

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

We may be unable to achieve, or may be delayed in achieving, our initiatives to drive efficiency and control costs.

We have launched a number of initiatives, including the 2014 Reorganization and Restructuring described on page 2, to improve efficiencies and reduce operating costs.  Although we have achieved annual cost savings associated with these initiatives, we may be unable to sustain the cost savings that we have achieved.  In addition, if we are unable to achieve, or have any unexpected delays in achieving, additional cost savings, our results of operations and cash flow may be adversely affected.  Even if we meet our goals as a result of these initiatives, we may not receive the expected financial benefits of these initiatives.

We may not be successful in pursuing strategic investments or acquisitions or realize the expected benefits of those transactions because of integration difficulties and other challenges.

While we may identify opportunities for investments to support our growth strategy, as well as acquisition and divestiture opportunities, our due diligence examinations and positions that we may take with respect to appropriate valuations for acquisitions and divestitures and other transaction terms and conditions may hinder our ability to successfully complete business transactions to achieve our strategic goals.  Our ability to realize the anticipated benefits from acquisitions will depend, in part, on successfully integrating each business with our company as well as improving operating performance and profitability through our management efforts and capital investments.  The risks to a successful integration and improvement of operating performance and profitability include, among others, failure to implement our business plan, unanticipated issues in integrating operations with ours, unanticipated changes in laws and regulations, labor unrest resulting from union operations, regulatory, environmental and permitting issues, the effect on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002, and difficulties in fully identifying and evaluating potential liabilities, risks and operating issues.  The occurrence of any of these events may adversely affect our expected benefits of any acquisitions and may have a material adverse effect on our financial condition, results of operations or cash flows.

We have significant deferred tax assets in the United States that may not be realized.

Deferred tax assets are future tax deductions that result primarily from net operating losses and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes.  We have $287 million of U.S. deferred tax assets recorded at the end of 2014 primarily related to our retirement plan obligations.  These future tax deductions may not be realized if tax rules change or if projected future taxable income is insufficient.  Consequently, not realizing our U.S. deferred tax assets may significantly and materially affect our financial condition, results of operations and cash flows.

It is possible that we will incur restructuring charges in the future.

It is possible that we will take restructuring actions in one or more of our markets in the future to reduce expenses.  These actions could result in significant restructuring charges at these subsidiaries, including recognizing impairment charges to write down assets, and recording accruals for employee severance and the termination of operating leases.  These charges, if required, could significantly and materially affect results of operations and cash flows.

We have significant retirement obligations. Poor investment performance of retirement plan holdings and / or lower interest rates used to discount the obligations could unfavorably affect our liquidity and results of operations.

We have substantial pension and retiree medical obligations, a portion of which have been funded.  The amount of these obligations is significantly affected by factors that are not in our control, including interest rates used to determine the present value of future payment streams, investment returns, medical inflation rates, participation rates and changes in laws and regulations.  The funded status of the primary U.S. pension plan was approximately 88% as of December 31, 2014.  Based on actuarial assumptions at the end of 2014, we do not expect to make any contributions in the future.  A change in assumptions could result in funding obligations that could adversely affect our liquidity and our ability to use our resources to make acquisitions and to otherwise grow our business.

We have $721 million of actuarial losses recorded in accumulated other comprehensive income (loss) at the end of 2014.  These losses relate to changes in actuarial assumptions that have increased the net liability for benefit plans.  These losses have not been recognized in earnings.  These losses will be recognized in earnings in future periods to the extent they are not offset by future actuarial gains.  Our projections of future cash requirements and expenses for these plans could be adversely affected if our retirement plans have additional actuarial losses.

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

The Venezuelan government recently announced a new currency exchange process, known locally as “SIMADI.”  The new process is expected to replace the existing SICAD II exchange process.  We currently use the SICAD II rate to measure our Venezuelan operations for our financial statements.  We have not yet concluded whether the new rate will be used for our financial statements.  We expect the exchange rate under the proposed exchange will be much less favorable than current rates, which could adversely affect our reported results for our Venezuelan operations in future years.

The new SIMADI currency exchange is expected to exchange Venezuelan bolivars to U.S. dollars at rates significantly less favorable than the current SICAD II exchange rates.  The SICAD II rates have approximated 50 bolivars to the U.S. dollar since its inception in March 2014.  At December 31, 2014, we held $12.6 million of cash and cash equivalents and $10.9 million other net monetary assets denominated in bolivars based on the official exchange rate we use to remeasure our Venezuelan operations.  The SIMADI rate has ranged from 170 to 174 bolivars to the dollar between February 12 and February 26.   Had we used a rate of 170, our revenues in 2014 would have declined by $183 million and our operating profit before items not allocated to segments would have declined by $39 million.  Had a rate of 170 been in effect at December 31, 2014, we would have recognized additional currency losses to write down our net monetary assets of $16 million.

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

We believe that currency exchange restrictions in Venezuela may disrupt the operation of our business in Venezuela because we may be unable to pay for goods and services that are required to be paid in dollars.  This could reduce our ability to provide services to our customers in Venezuela, or could increase the cost of delivering the services, which would negatively affect our earnings and cash flows, and could result in a loss of control, deconsolidation, shutdown or loss of the business in Venezuela.

Currency restrictions in Argentina may require us to use more expensive methods to repatriate earnings.

The Argentinean government has, from time-to-time, imposed limits on the exchange of local pesos into U.S. dollars.  As a result, we have elected in the past and may elect in the future to repatriate cash from Argentina using alternative legal methods, which may result in less favorable exchange rates.  At December 31, 2014, our Argentinean operations held $6.6 million in Argentinean pesos.

We have risks associated with confidential information.

In the normal course of business, we collect, process and retain sensitive and confidential information, including information about individuals.  Despite the security measures we have in place, our facilities and systems, and those of third-party service providers and business partners, could be vulnerable to security breaches (including cybersecurity breaches), acts of vandalism, computer viruses, misplaced or lost data, programming or human errors or other similar events.  Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or by third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

Negative publicity to our name or brand could lead to a loss of revenues or profitability.

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

We operate subsidiaries in 41 countries, all of which have different income tax laws and associated income tax rates.  Our effective income tax rate can be significantly affected by changes in the mix of pretax earnings by country and the related income tax rates in those countries.  In addition, our effective income tax rate is significantly affected by the ability to realize deferred tax assets, including those associated with net operating losses.  Changes in income tax laws, income apportionment, or estimates of the ability to realize deferred tax assets, could significantly affect our effective income tax rate, financial position and results of operations.  We are subject to the regular examination of our income tax returns by various tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance that the outcomes from these examinations will not have a material adverse effect on our business.

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

Forward-Looking Statements
This document contains both historical and forward-looking information.  Words such as “anticipates,” “assumes,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “potential,” “believes,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, statements regarding future performance of The Brink’s Company and its global operations, including anticipated savings and other impacts of our 2014 Reorganization and Restructuring and additional; 2015 workforce reductions, revenues, organic revenue growth and operating profit margin, income from continuing operations, non-operating income or expense and earnings per share; 2016 revenues, operating profit margin and earnings per share, the repatriation of cash from our Venezuelan and Argentinean operations, the anticipated financial effect of pending litigation, profit growth and expected margins in the Company’s operating segments, the acquisition of new vehicles in the United States with capital leases, the realization of deferred tax assets, our anticipated  effective tax rate for 2015 and our tax position, the reinvestment of earnings on operations outside the United States, net income (loss) attributable to noncontrolling interests, projected currency impact on revenues, capital expenditures, capital leases and depreciation and amortization, future pension obligations, the ability to meet liquidity needs,  expenses and payouts for the U.S. retirement plans and the non-U.S. pension plans and the expected long-term rate of return and funded status of the primary U.S. pension plan, expected liability for and future contributions to the UMWA plans, liability for black lung obligations, the projected impact of future excise tax on the UMWA plans, our ability to obtain U.S. dollars to operate our business in Venezuela, future devaluation in Venezuela, the performance of counterparties to hedging agreements, the recognition of unrecognized tax positions, expected future payments under contractual obligations, and future use of operating leases.  Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which are difficult to quantify and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond our control, include, but are not limited to:

•	our ability to improve profitability in our largest five markets;
•	our ability to identify and execute further cost and operational improvements and efficiencies in our core businesses;
•	continuing market volatility and commodity price fluctuations and their impact on the demand for our services;
•	our ability to maintain or improve volumes at favorable pricing levels and increase cost and productivity efficiencies, particularly in the United States and Mexico;
•	investments in information technology and adjacent businesses and their impact on revenues and profit growth;
•	our ability to develop and implement solutions for our customers and gain market acceptance of those solutions;
•	our ability to maintain an effective IT infrastructure and safeguard confidential information;
•
risks customarily associated with operating in foreign countries including changing labor and economic conditions, currency restrictions and devaluations, safety and security issues, political instability, restrictions on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive government actions;

•	the strength of the U.S. dollar relative to foreign currencies and foreign currency exchange rates;
•	the stability of the Venezuelan economy, changes in Venezuelan policy regarding foreign-owned businesses;
•	regulatory and labor issues in many of our global operations, including negotiations with organized labor and the possibility of work stoppages;
•	our ability to integrate successfully recently acquired companies and improve their operating profit margins;
•	costs related to dispositions and market exits;
•	our ability to identify evaluate and pursue acquisitions and other strategic opportunities;
•	the willingness of our customers to absorb fuel surcharges and other future price increases;
•	our ability to obtain necessary information technology and other services at favorable pricing levels from third party service providers;
•	variations in costs or expenses and performance delays of any public or private sector supplier, service provider or customer;
•
our ability to obtain appropriate insurance coverage, positions taken by insurers with respect to claims made and the financial condition of insurers, safety and security performance, our loss experience, and changes in insurance costs;

•	security threats worldwide and losses of customer valuables;
•	costs associated with the purchase and implementation of cash processing and security equipment;
•	employee and environmental liabilities in connection with our former coal operations, including black lung claims incidence;
•	the impact of the Patient Protection and Affordable Care Act on black lung liability and the Company's ongoing operations;
•
changes to estimated liabilities and assets in actuarial assumptions due to payments made, investment returns, interest rates and annual actuarial revaluations, the funding requirements, accounting treatment, investment performance and costs and expenses of our pension plans, the VEBA and other employee benefits, mandatory or voluntary pension plan contributions;

•	the nature of our hedging relationships;
•	changes in estimates and assumptions underlying our critical accounting policies;
•	our ability to realize deferred tax assets;
•	the outcome of pending and future claims, litigation, and administrative proceedings;
•	public perception of the Company's business and reputation;
•	access to the capital and credit markets;

•	seasonality, pricing and other competitive industry factors; and
•	the promulgation and adoption of new accounting standards and interpretations, new government regulations and interpretation of existing regulations.

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

The following table discloses leased and owned facilities and vehicles for Brink’s most significant operations as of December 31, 2014.

	Facilities			Vehicles
	Leased	Owned	Total	Leased	Owned	Total

Largest 5 Markets
U.S.	128	25	153	1,919	179	2,098
France	84	34	118	870	568	1,438
Mexico	161	67	228	91	2,551	2,642
Brazil	59	4	63	441	774	1,215
Canada	37	14	51	464	11	475
Global Markets
Latin America	159	55	214	-	2,255	2,255
EMEA	114	3	117	437	1,024	1,461
Asia	101	-	101	7	652	659
Payment Services	34	-	34	85	7	92
Total	877	202	1,079	4,314	8,021	12,335

As of December 31, 2014, we had approximately 20,400 units for our CompuSafe® service installed worldwide, of which approximately 16,100 units were located in the U.S.

ITEM 3.  LEGAL PROCEEDINGS

For a discussion of legal proceedings, see note 23 to the consolidated financial statements, “Other Commitments and Contingencies,” in Part II, Item 8 of this 10-K.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant

The following is a list as of February 27, 2015, of the names and ages of the executive officers of The Company indicating the principal positions and offices held by each.  There are no family relationships among any of the officers named.

Name	Age	Positions and Offices Held	Held Since

Thomas C. Schievelbein	61	Chairman, President and Chief Executive Officer	2012
Joseph W. Dziedzic	46	Executive Vice President and Chief Financial Officer	2009
Michael F. Beech	53	Executive Vice President, Strategy and Focus Markets	2014
McAlister C. Marshall, II	45	Vice President and General Counsel	2008
Matthew A. P. Schumacher	56	Vice President and Controller	2001
Holly R. Tyson	43	Vice President and Chief Human Resources Officer	2012
Patricia A. Watson	48	Vice President and Chief Information Officer	2013
Amit Zukerman	43	Executive Vice President, Global Operations	2014

Executive and other officers of the Company are elected annually and serve at the pleasure of the Board.

Mr. Schievelbein is the Chairman, President and Chief Executive Officer of the Company and has held that position since June 2012, prior to which he served as the interim President and Chief Executive Officer of the Company from December 2011 to June 2012 and the interim Executive Chairman of the Company from November 2011 to December 2011.  He has also served as a director of the Company since March 2009.  He was President of Northrop Grumman Newport News, a subsidiary of the Northrop Grumman Corporation, a global defense company, from November 2001 until November 2004, and was a business consultant from November 2004 to November 2011.  Mr. Schievelbein currently serves as a director of Huntington Ingalls Industries, Inc. and New York Life Insurance Company.

Mr. Dziedzic was appointed Executive Vice President of the Company in December 2014 and has served as Chief Financial Officer since 2009.     From August 2009 to December 2014, Mr. Dziedzic served as Vice President of the Company.  Mr. Dziedzic currently serves as a director of Greatbatch, Inc.

Mr. Marshall was appointed Vice President and General Counsel of the Company in September 2008.  He also previously held the office of Secretary from June 2012 to November 2013.

Mr. Beech was appointed Executive Vice President, Strategy and Focus Markets of the Company in December 2014.  He served as President, Europe, Middle East and Africa for the Company’s operating subsidiary, Brink’s, Incorporated, from 2011 to December 2014; as President, Asia Pacific from 2011 to 2012; and as Vice President, Global Security from 2009 to 2011.

Mr. Zukerman was appointed as the Company’s Executive Vice President, Global Operations and Brink’s Global Services in December 2014.  He served as President, Brink’s Global Services and Asia Pacific for the Company’s operating subsidiary, Brink’s, Incorporated, from 2012 to December 2014 and as President, Brink’s Global Services from 2008 to 2012.

Mr. Schumacher has served as Vice President and Controller of the Company since August 2014 and was appointed Controller in July 2001.

Ms. Tyson was appointed Vice President and Chief Human Resources Officer of the Company in September 2012.  Before joining the Company, Ms. Tyson was with Bristol-Myers Squibb Company, a global biopharmaceutical company, where she was Vice President U.S. Pharmaceuticals Human Resources from 2010 to 2012, and Executive Director World Wide Pharmaceuticals Talent & U.S. Pharmaceutical Sales Learning from 2009 to 2010.

Ms. Watson was appointed Vice President and Chief Information Officer of the Company in February 2013.  Prior to joining the Company, Ms. Watson was Senior Technology Executive with Bank of America’s Treasury, Credit and Payments division from 2007 to 2012.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the symbol “BCO.”  As of February 19, 2015, there were 1,561 shareholders of record of common stock.

The dividends declared and the high and low prices of our common stock for each full quarterly period within the last two years are as follows:

	2014 Quarters				2013 Quarters
	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Dividends declared per common share	$0.1000	0.1000	0.1000	0.1000	$0.1000	0.1000	0.1000	0.1000
Stock prices:
High	$35.73	30.56	28.80	24.71	$30.75	28.36	28.76	34.76
Low	27.59	24.25	23.85	19.15	25.90	24.07	25.41	26.58

See note 18 to the consolidated financial statements for a description of limitations of our ability to pay dividends in the future.

The following graph compares the cumulative 5-year total return provided to shareholders of The Brink’s Company’s common stock compared to the cumulative total returns of the Russell 2000 Index and Russell 3000 Commercial Services Index, as well as the S&P Midcap 400 index and the S&P Midcap 400 Commercial Services & Supplies index.  The graph tracks the performance of a $100 investment in our common stock and in each index from December 31, 2009, through December 31, 2014.  The performance of The Brink’s Company’s common stock assumes that the shareholder reinvested all dividends received during the period.

                               *$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Source:  Zacks Investment Research, Inc.

Comparison of Five-Year Cumulative Total Return(a)

	Years Ended December 31,
	2009	2010	2011	2012	2013	2014

The Brink's Company	$100.00	112.36	113.99	122.92	149.12	108.25
S&P Midcap 400 Index	100.00	126.64	124.45	146.70	195.84	214.97
S&P Midcap 400 Commercial Services & Supplies Index	100.00	121.98	132.85	155.47	215.15	203.74
Russell 2000 Index	100.00	126.81	121.52	141.42	196.32	205.93
Russell 3000 Commercial Services Index	100.00	112.75	105.14	115.03	158.91	169.25

(a)
For the line designated as “The Brink’s Company” the graph depicts the cumulative return on $100 invested in The Brink’s Company’s common stock at December 31, 2009.  The cumulative return for each index is measured on an annual basis for the periods from December 31, 2009, through December 31, 2014, with the value of each index set to $100 on December 31, 2009.  Total return assumes reinvestment of dividends.  In 2013, we chose the S&P Midcap 400 and the S&P Midcap 400 Commercial Services & Supplies Industry Index because we were included in these indices, which broadly measure the performance of mid-cap companies in the United States market and for a smaller subset of mid-cap companies in the commercial services industry, respectively.  In 2014, we changed the indices we provide as comparisons to the stock performance of Brink’s common stock because we are no longer included in the indices we provided as comparisons for in 2013.  For 2014, we chose the Russell 2000 Index and the Russell 3000 Commercial Services Index as appropriate comparisons because we are now considered a small-cap stock.  We believe that these indices broadly measure the performance of small-cap companies in the United States market and for a smaller subset of small-cap companies in the commercial services industry, respectively.

ITEM 6. SELECTED FINANCIAL DATA

 Five Years in Review

GAAP Basis
(In millions, except for per share amounts)	2014	2013	2012	2011	2010

Revenues	$3,562.3	3,778.6	3,577.6	3,515.4	2,810.7
Operating profit (loss)	(27.5)	163.2	162.2	199.7	175.2

Income (loss) attributable to Brink’s
Continuing operations	$(54.8)	66.0	102.3	98.7	82.9
Discontinued operations	(29.1)	(9.2)	(13.4)	(24.2)	(25.8)
Net income (loss) attributable to Brink’s	$(83.9)	56.8	88.9	74.5	57.1
Financial Position

Property and equipment, net	$669.5	758.7	793.8	749.2	698.9
Total assets	2,192.2	2,498.0	2,553.9	2,406.2	2,270.5
Long-term debt, less current maturities	373.3	330.5	335.6	335.3	323.7
Brink’s shareholders’ equity	434.0	693.9	501.8	408.0	516.2

Supplemental Information
Depreciation and amortization	$161.9	165.8	148.4	140.0	116.6
Capital expenditures	136.1	172.9	170.9	176.0	128.4

Earnings (loss) per share attributable to Brink’s common shareholders
Basic:
Continuing operations	$(1.12)	1.36	2.12	2.06	1.72
Discontinued operations	(0.59)	(0.19)	(0.28)	(0.51)	(0.54)
Net income (loss)	$(1.71)	1.17	1.84	1.56	1.18

Diluted:
Continuing operations	$(1.12)	1.35	2.11	2.05	1.71
Discontinued operations	(0.59)	(0.19)	(0.28)	(0.50)	(0.53)
Net income (loss)	$(1.71)	1.16	1.83	1.55	1.18

Cash dividends	$0.40	0.40	0.40	0.40	0.40

Weighted-average Shares
Basic	49.0	48.7	48.4	47.8	48.2
Diluted	49.0	49.0	48.6	48.1	48.4

Non-GAAP Basis*
(In millions, except for per share amounts)	2014	2013	2012	2011	2010

Revenues	$3,562.3	3,778.6	3,577.6	3,515.4	2,810.7
Operating profit	169.0	227.3	207.0	219.9	197.6

Amounts attributable to Brink’s
Income from continuing operations	$73.2	104.5	97.8	106.4	109.5
Diluted EPS – continuing operations	$1.49	2.13	2.01	2.21	2.26

*Reconciliations to GAAP results are found beginning on page 36.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE BRINK’S COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2014

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
•
Payment Services* – bill payment and processing services on behalf of utility companies and other billers at any of our Brink’s or Brink’s – operated  payment locations in Latin America and Brink’s Money™ general purpose reloadable prepaid cards and payroll cards in the U.S.

•
Guarding Services – protection of airports, offices, and certain other locations in Europe and Brazil with or without electronic surveillance, access control, fire prevention and highly trained patrolling personnel

* We consider these to be High-Value Services as described in more detail on page 4.

We have nine operating segments:
•	Each of the five countries within Largest 5 Markets (U.S., France, Mexico, Brazil and Canada)
•	Each of the three regions within Global Markets (Latin America, EMEA and Asia)
•	Payment Services

We believe that Brink’s has significant competitive advantages including:
•	brand name recognition
•	reputation for a high level of service and security
•	risk management and logistics expertise
•	value-based solutions expertise
•	global infrastructure and customer base
•	proprietary cash processing and information systems
•	proven operational excellence
•	high-quality insurance coverage and general financial strength

We focus our time and resources on service quality, protecting and strengthening our brand, and addressing our risks.  Our marketing and sales efforts are enhanced by the “Brink’s” brand, so we seek to protect and build its value.  Because our services focus on handling, transporting, protecting and managing valuables, we strive to understand and manage risk.

In order to earn an adequate return on capital, we focus on the effective and efficient use of resources in addition to our pricing discipline.  We attempt to maximize the amount of business that flows through our branches, vehicles and systems in order to obtain the lowest costs possible without compromising safety, security or service.

Operating results may vary from period to period.  Because revenues are generated from charges per service performed or based on the value of goods transported, they can be affected by both the level of economic activity and the volume of business for specific customers.  As contracts generally run for one or more years, costs are incurred to prepare to serve, or to transition away, from a customer.  We also periodically incur costs to change the scale of our operations when volumes increase or decrease.  Incremental costs incurred usually relate to increasing or decreasing the number of employees and increasing or decreasing branches or administrative facilities.  In addition, security costs can vary depending on performance, the cost of insurance coverage, and changes in crime rates (i.e., attacks and robberies).

Brink’s revenues and related operating profit are generally higher in the second half of the year, particularly in the fourth quarter, due to generally increased economic activity associated with the holiday season.

RESULTS OF OPERATIONS

Executive Summary

Non-GAAP Financial Measures  We provide an analysis of our operations below on both a generally accepted accounting principles (“GAAP”) and non-GAAP basis.  The purpose of the non-GAAP information is to report our operating profit, income from continuing operation and earnings per share without certain income and expense items and to reflect a constant tax rate for quarterly results equal to the full-year non-GAAP tax rate. We also provide “Adjusted Non-GAAP” information which provides financial information for 2013 and the first quarter of 2014 had our financial statements been prepared using an exchange rate of 50 bolivars per dollar for our Venezuelan operations, which we believe provides financial information on a basis more consistent with the rates we used in the last nine months of 2014 to report our Venezuelan operations.  The non-GAAP financial measures are intended to provide information to assist comparability and estimates of future performance.  The Non-GAAP adjustments used to reconcile our GAAP results are described in detail on page 36.

Definition of Organic Growth Organic growth represents the change in revenues or operating profit between the current and prior period, excluding the effect of:  acquisitions and dispositions, changes in currency exchange rates (as described on page 25) and the accounting effects of reporting Venezuela under highly inflationary accounting.

Executive Summary: 2014 versus 2013
Revenues Revenues decreased $216.3 million or 6%.  Revenues decreased primarily due to unfavorable changes in currency exchange rates, partially offset by organic growth in Latin America, Payment Services, Brazil, EMEA and the U.S.

Earnings (GAAP basis) Operating profit decreased $190.7 million primarily due to the negative impact of changes in currency exchange rates, costs associated with the recently announced restructuring plan ($21.8 million), higher U.S. pension costs ($20.2 million) and an organic profit decrease in Mexico, partially offset by the gain on sale of our noncontrolling equity interest in a CIT business in Peru ($44.3 million) and organic profit improvement in Latin America and the U.S.  Income from continuing operations attributable to Brink’s shareholders in 2014 decreased $120.8 million to a loss of $54.8 million primarily due to the operating profit decrease mentioned above, partially offset by the corresponding lower income attributable to noncontrolling interests ($55.2 million) and lower tax expense ($12.6 million).  Earnings per share from continuing operations was negative $1.12, down from $1.35 in 2013.

Earnings (Non-GAAP basis)  Operating profit decreased $58.3 million in 2014 primarily due to the negative impact of changes in currency exchange rates and an organic profit decrease in Mexico, partially offset by organic growth in Latin America and the U.S.  Income from continuing operations attributable to Brink’s shareholders in 2014 decreased 30% primarily due to the operating profit decrease mentioned above, partially offset by the corresponding lower tax expense ($13.0 million) and lower income attributable to noncontrolling interests ($11.9 million).  Earnings per share from continuing operations was $1.49, down from $2.13 in 2013.

Executive Summary: 2013 versus 2012
Revenues Revenues increased $201.0 million or 6% primarily due to organic growth in Latin America, EMEA and Brazil, partially offset by unfavorable changes in currency exchange rates.

Earnings (GAAP basis) Operating profit increased $1.0 million primarily due to organic profit improvement in Latin America and Mexico, partially offset by the negative impact of changes in currency exchange rates, an increase in corporate items, including security costs and expenses related to the implementation of a new finance shared service center and an organic profit decrease in the U.S.  Income from continuing operations attributable to Brink’s shareholders in 2013 decreased 35% compared to 2012 primarily due to higher tax expense ($26.3 million) mainly resulting from a $21.1 million tax benefit related to a change in retiree healthcare funding strategy in 2012, lower interest and other non-operating income ($5.5 million), and higher income attributable to noncontrolling interests ($3.5 million).  Earnings per share from continuing operations was $1.35, down from $2.11 in 2012.

Earnings (Non-GAAP basis)  Operating profit increased $20.3 million in 2013 primarily due to organic growth in Latin America and Mexico, partially offset by an increase in corporate items, including security costs and expenses related to the shared service center, an organic decrease in the U.S. and the negative impact of changes in currency exchange rates. Income from continuing operations attributable to Brink’s shareholders in 2013 increased 7% primarily due to the operating profit increase mentioned above, partially offset by higher income attributable to noncontrolling interests ($10.6 million).  Earnings per share from continuing operations was $2.13, up from $2.01 in 2012.

Outlook

Outlook for 2015
Our organic revenue growth rate for 2015 compared to our 2014 Adjusted Non-GAAP results is expected to be approximately 6% or $200 million, and our estimate of the negative impact of changes in currency exchange rates on revenues is approximately 7% or $250 million.  Our operating profit margin on a Non-GAAP basis is expected to be in the range of 5.1% to 5.6%.

		2014	2015
	2014	Adjusted	Non-GAAP
	GAAP	Non-GAAP(a)	Outlook(a)	% Change

Revenues	$3,562	3,449	3,400
Operating profit (loss)	(28)	140	173 – 190
Nonoperating income (expense)	(22)	(22)	(21)
Provision for income taxes	(37)	(50)	(64) – (71)
Noncontrolling interests	31	(10)	(11)
Income (loss) from continuing operations attributable to Brink's	(55)	59	77 – 87
EPS from continuing operations attributable to Brink's	$(1.12)	1.20	1.55 – 1.75

Key Metrics
Revenues Change
Organic			200	6%
Currency			(250)	(7%)
Total			(50)	(1%)

Operating profit margin	(0.8%)	4.1%	5.1% – 5.6%

Effective income tax rate	(74.9%)	42.1%	42.0%

Fixed assets acquired
Capital expenditures	$136		145 – 155
Capital leases(b)	12		15
Total	$148		160 – 170

Depreciation and amortization	$162		160

Amounts may not add due to rounding

Non-GAAP Outlook for 2016(a)
•	$2.00 to $2.40 earnings per share
•	Revenues of $3.6 billion
•	Operating profit margin of 6.7%
•	U.S. operating profit margin of 6%
•	Mexico operating profit margin of 10%

(a)	See pages 36 and 37 for information about reconciliations to GAAP.
(b)	Includes capital leases for newly acquired assets only.

Analysis of Results: 2014 versus 2013

Consolidated Results

Years Ended December 31,	2014	2013	% Change
(In millions, except for per share amounts)

GAAP
Revenues	$3,562.3	3,778.6	(6)
Operating profit (loss)	(27.5)	163.2	unfav
Income (loss) from continuing operations(a)	(54.8)	66.0	unfav
Diluted EPS from continuing operations(a)	$(1.12)	1.35	unfav

Non-GAAP(b)
Revenues	$3,562.3	3,778.6	(6)
Operating profit	169.0	227.3	(26)
Income from continuing operations(a)	73.2	104.5	(30)
Diluted EPS from continuing operations(a)	$1.49	2.13	(30)
(a)	Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.
(b)	Non-GAAP results are reconciled to the applicable GAAP results on pages 36–37.

Analysis of Consolidated Results: 2014 versus 2013 (GAAP basis)
Consolidated Revenues  Revenues decreased $216.3 million or 6% due to unfavorable changes in currency exchange rates ($740.3 million), partially offset by organic growth in Latin America ($396.8 million), Payment Services ($49.4 million), Brazil ($43.2 million), EMEA ($22.9 million) and the U.S. ($20.3 million).  A significant portion of the reduction in revenues from currency exchange rates relates to an 88% devaluation of the Venezuelan bolivar in March 2014.  The U.S. dollar also strengthened in the second half of 2014 against the euro and most currencies in Latin America including the Brazilian real and Mexican peso.  Revenues increased 14% on an organic basis due mainly to higher average selling prices (including the effects of inflation in several Latin American countries).  See page 22 for our definition of “organic.”

Consolidated Costs and Expenses Cost of revenues decreased 4% to $2,948.2 million as higher labor costs from inflation-based wage increases were more than offset by changes in currency rates, including devaluation in Venezuela.  Selling, general and administrative costs increased 3% to $560.6 million due primarily to higher labor costs, partially offset by changes in currency exchange rate, including devaluation in Venezuela.

Consolidated Operating Profit (Loss) Operating profit decreased $190.7 million due mainly to:
•
the negative impact of changes in currency exchange rates ($206.6), including a $121.6 million charge related to the remeasurement of net monetary assets as a result of the 88% devaluation of Venezuela currency (compared to a $13.4 million charge for a 16% devaluation in 2013) and lower translated U.S. dollar operating profit in Venezuela due to the 2014 devalulation,

•	costs associated with the recently announced restructuring plan ($21.8 million),
•	higher U.S. pension costs ($20.2 million) and
•	an organic profit decrease in Mexico ($16.6 million)
partially offset by the gain on sale of our noncontrolling equity interest in a CIT business in Peru ($44.3 million) and organic profit improvement in Latin America ($28.5 million) and the U.S. ($10.0 million).

Consolidated Income (Loss) from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Income from continuing operations attributable to Brink’s shareholders in 2014 decreased $120.8 million to a loss of $54.8 million primarily due to the operating profit decrease mentioned above, partially offset by the corresponding lower income attributable to noncontrolling interests ($55.2 million) and lower tax expense ($12.6 million).  Earnings per share from continuing operations was negative $1.12, down from $1.35 in 2013.

Analysis of Consolidated Results: 2014 versus 2013 (Non-GAAP basis)
Consolidated Revenues   The analysis of Non-GAAP revenues is the same as the analysis of GAAP revenues.

Consolidated Operating Profit Operating profit decreased $58.3 million in 2014 primarily due to the negative impact of changes in currency exchange rates ($82.2 million) and an organic profit decrease in Mexico ($16.6 million), partially offset by organic growth in Latin America ($28.5 million) and the U.S. ($10.0 million).

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Income from continuing operations attributable to Brink’s shareholders in 2014 decreased 30% primarily due to the operating profit decrease mentioned above, partially offset by the corresponding lower tax expense ($13.0 million) and lower income attributable to noncontrolling interests ($11.9 million).  Earnings per share from continuing operations was $1.49, down from $2.13 in 2013.

Revenues and Operating Profit by Segment: 2014 versus 2013

		Organic	Acquisitions /	Currency		% Change
(In millions)	2013	Change	Dispositions (a)	(b)	2014	Total	Organic
Revenues:
U.S.	$707.5	20.3	-	-	727.8	3	3
France	517.6	(0.1)	-	(0.1)	517.4	-	-
Mexico	423.9	(19.0)	-	(16.7)	388.2	(8)	(4)
Brazil	354.4	43.2	-	(33.5)	364.1	3	12
Canada	191.4	1.4	-	(13.1)	179.7	(6)	1
Largest 5 Markets	2,194.8	45.8	-	(63.4)	2,177.2	(1)	2
Latin America	854.2	396.8	-	(658.6)	592.4	(31)	46
EMEA	540.6	22.9	-	(7.2)	556.3	3	4
Asia	134.2	9.1	-	(3.5)	139.8	4	7
Global Markets	1,529.0	428.8	-	(669.3)	1,288.5	(16)	28
Payment Services	54.8	49.4	-	(7.6)	96.6	76	90
Total	$3,778.6	524.0	-	(740.3)	3,562.3	(6)	14

Operating profit:
U.S.	$12.8	10.0	-	-	22.8	78	78
France	44.5	(4.6)	-	(0.5)	39.4	(11)	(10)
Mexico	26.9	(16.6)	-	(0.7)	9.6	(64)	(62)
Brazil	41.1	(3.0)	-	(3.9)	34.2	(17)	(7)
Canada	10.5	3.3	-	(1.0)	12.8	22	31
Largest 5 Markets	135.8	(10.9)	-	(6.1)	118.8	(13)	(8)
Latin America	136.2	28.5	-	(74.1)	90.6	(33)	21
EMEA	47.0	6.6	-	(1.1)	52.5	12	14
Asia	21.0	2.4	-	(0.3)	23.1	10	11
Global Markets	204.2	37.5	-	(75.5)	166.2	(19)	18
Payment Services	1.0	(5.3)	-	(0.6)	(4.9)	unfav	unfav
Corporate items(c)	(113.7)	2.6	-	-	(111.1)	(2)	(2)
Operating profit - non-GAAP	227.3	23.9	-	(82.2)	169.0	(26)	11

Other items not allocated to segments(d)	(64.1)	(51.6)	43.6	(124.4)	(196.5)	unfav	80
Operating profit (loss) - GAAP	$163.2	(27.7)	43.6	(206.6)	(27.5)	unfav	(17)

Amounts may not add due to rounding.

(a)
Includes operating results and gains/losses on acquisitions, sales and exits of businesses.  The 2014 divestiture of an equity interest in a business in Peru is included in “Other items not allocated to segments”.

(b)
The “Currency” amount in the GAAP table is the sum of the “monthly currency changes” adjusted for any additional expense recorded under highly inflationary accounting rules.  The “monthly currency change” is equal to the Revenues or Operating Profit for the month in local currency, on a country-by-country basis, multiplied by the difference in rates used to translate the current period amounts to U.S. dollars versus the translation rates used in the year-ago month.  Venezuela is translated to the U.S. dollar under highly inflationary accounting rules.  Net monetary assets in local currency are remeasured to U.S. dollars using current exchange rates with losses recognized in earnings.  Nonmonetary assets under these rules are not remeasured to a lower basis in U.S. dollars when the currency devalues.  Instead, these assets retain their higher U.S. dollar historical bases and the excess basis is recognized in earnings as each asset is consumed.  Both of these effects are included in “Currency” in the GAAP table.  The Non-GAAP table excludes any excess basis recognized in earnings as the nonmonetary assets are consumed.

(c)	Corporate items are not allocated to segment results. Corporate items include salaries and other costs to manage the global business.
(d)	See page 30 for more information.

Analysis of Segment Results: 2014 versus 2013

Largest 5 Markets

U.S. Revenues increased 3% ($20.3 million) due to organic revenue growth as a result of volume increases.  Operating profit increased 78% ($10.0 million) due to cost efficiency measures and changes to the structure of employee benefits.

France  Revenues were flat both overall as well as on an organic basis, driven by low growth in volumes offset by unfavorable pricing.  Operating profit decreased 11% ($5.1 million) due to higher costs, including investments to transform the business, and the unfavorable pricing mentioned above.

Mexico  Revenues decreased 8% ($35.7 million) due to a 4% organic decrease ($19.0 million) on the loss of a major customer, as well as unfavorable currency impact ($16.7 million).  Operating profit decreased 64% ($17.3 million) due to the decline in revenues and increased insurance costs, partially offset by cost reduction efforts.

Brazil  Revenues increased 3% ($9.7 million) primarily due to 12% organic growth ($43.2 million) resulting from price increases and growth in CompuSafe, partially offset by the negative impact of currency exchange rates ($33.5 million).  Operating profit decreased 17% ($6.9 million) driven by unfavorable currency ($3.9 million) and lower organic profits resulting from favorable non-income tax settlements in 2013, partially offset by organic growth.

Canada  Revenues decreased 6% ($11.7 million) primarily due to the negative impact of currency exchange rates ($13.1 million), partially offset by organic growth ($1.4 million).  Operating profit increased 22% ($2.3 million) driven by lower pension costs, partially offset by negative currency ($1.0).

Global Markets

Latin America  Revenues decreased 31% ($261.8 million) primarily due to the negative impact of currency exchange rates ($658.6 million) partially offset by organic growth of 46% ($396.8 million) driven by inflation-based revenue increases in Venezuela and Argentina.  Operating profit decreased 33% ($45.6 million) driven by unfavorable currency impact ($74.1 million) and lower organic results in Colombia and Chile, partially offset by improved organic results in Venezuela and Argentina.

EMEA  Revenues increased 3% ($15.7 million) primarily due to organic growth ($22.9 million) partially offset by unfavorable changes in exchange rates ($7.2 million).  Organic growth was driven by better volume and pricing in Germany and increased volumes in Russia.  Operating profit increased 12% ($5.5 million) due to higher revenues in Germany and Russia.

Asia  Revenues increased 4% ($5.6 million) due mainly to organic growth across the region partially offset by unfavorable currency impact ($3.5 million).  Operating profit increased 10% ($2.1 million) primarily due to the revenue growth.

Payment Services

Payment Services  Revenues increased 76% ($41.8 million) primarily due to organic growth in Brazil.  Operating profit decreased $5.9 million driven by marketing expenditures to increase cardholders in the U.S. Payments business.

Analysis of Results: 2013 versus 2012

Consolidated Results

Years Ended December 31,	2013	2012	% Change
(In millions, except for per share amounts)

GAAP
Revenues	$3,778.6	3,577.6	6
Operating profit	163.2	162.2	1
Income from continuing operations(a)	66.0	102.3	(35)
Diluted EPS from continuing operations(a)	$1.35	2.11	(36)

Non-GAAP(b)
Revenues	$3,778.6	3,577.6	6
Operating profit	227.3	207.0	10
Income from continuing operations(a)	104.5	97.8	7
Diluted EPS from continuing operations(a)	$2.13	2.01	6

(a)	Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.
(b)	Non-GAAP results are reconciled to the applicable GAAP results on pages 36–37.

Analysis of Consolidated Results: 2013 versus 2012 (GAAP basis)
Consolidated Revenues  Revenues increased $201.0 million or 6% primarily due to organic growth in Latin America ($210.5 million), EMEA ($29.9 million) and Brazil ($28.6 million), partially offset by unfavorable changes in currency exchange rates ($117.7 million).  Revenues increased 8% on an organic basis due mainly to higher average selling prices (including the effects of inflation in several Latin American countries).  See page 22 for our definition of “organic.”

Consolidated Costs and Expenses Cost of revenues increased 6% to $3,059.2 million driven by higher labor costs from inflation-based wage increases.  Selling, general and administrative costs increased 3% to $546.8 million due primarily to higher labor costs.

Consolidated Operating Profit (Loss) Operating profit increased 1% due mainly to organic growth in Latin America ($64.0 million) and Mexico ($8.5 million), partially offset by:
•
the negative impact of changes in currency exchange rates ($35.8), including a $13.4 million charge related to the remeasurement of net monetary assets as a result of the devaluation of Venezuela currency

•	an organic decrease in the U.S. ($19.2 million)
•	the $18.7 million loss related to the February 2013 robbery in Brussels, Belgium, and
•	an increase in expenses related to the implementation of a new finance shared service center.

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Income from continuing operations attributable to Brink’s shareholders in 2013 decreased 35% compared to 2012 primarily due to higher tax expense ($26.3 million) mainly resulting from a $21.1 million tax benefit related to a change in retiree healthcare funding strategy in 2012, lower interest and other non-operating income ($5.5 million), and higher income attributable to noncontrolling interests ($3.5 million).  Earnings per share from continuing operations was $1.35, down from $2.11 in 2012.

Analysis of Consolidated Results: 2013 versus 2012 (Non-GAAP basis)
Consolidated Revenues   The analysis of Non-GAAP revenues is the same as the analysis of GAAP revenues.

Consolidated Operating Profit (Loss) Operating profit increased 10% due mainly to organic growth in Latin America ($64.0 million) and Mexico ($8.5 million), partially offset by:
•	the negative impact of changes in currency exchange rates ($21.1 million),
•	an organic decrease in the U.S. ($19.2 million)
•	the $18.7 million loss related to the February 2013 robbery in Brussels, Belgium, and
•	an increase in expenses related to the implementation of a new finance shared service center.

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Income from continuing operations attributable to Brink’s shareholders in 2013 increased 7% primarily due to the operating profit increase mentioned above, partially offset by higher income attributable to noncontrolling interests ($10.6 million).  Earnings per share from continuing operations was $2.13, up from $2.01 in 2012.

Revenues and Operating Profit by Segment: 2013 versus 2012

			Acquisitions /
		Organic	Dispositions	Currency		% Change
(In millions)	2012	Change	(a)	(b)	2013	Total	Organic
Revenues:
U.S.	$706.7	0.8	-	-	707.5	-	-
France	511.4	(10.5)	-	16.7	517.6	1	(2)
Mexico	395.0	15.5	-	13.4	423.9	7	4
Brazil	363.6	28.6	-	(37.8)	354.4	(3)	8
Canada	187.5	9.8	-	(5.9)	191.4	2	5
Largest 5 Markets	2,164.2	44.2	-	(13.6)	2,194.8	1	2
Latin America	744.4	210.5	1.7	(102.4)	854.2	15	28
EMEA	503.1	29.9	-	7.6	540.6	7	6
Asia	125.9	13.3	-	(5.0)	134.2	7	11
Global Markets	1,373.4	253.7	1.7	(99.8)	1,529.0	11	18
Payment Services	40.0	5.2	13.9	(4.3)	54.8	37	13
Total	$3,577.6	303.1	15.6	(117.7)	3,778.6	6	8

Operating profit:
U.S.	$32.0	(19.2)	-	-	12.8	(60)	(60)
France	39.7	3.1	-	1.7	44.5	12	8
Mexico	17.7	8.5	-	0.7	26.9	52	48
Brazil	39.9	6.1	-	(4.9)	41.1	3	15
Canada	9.3	1.6	-	(0.4)	10.5	13	17
Largest 5 Markets	138.6	0.1	-	(2.9)	135.8	(2)	-
Latin America	90.0	64.0	0.3	(18.1)	136.2	51	71
EMEA	45.3	1.2	-	0.5	47.0	4	3
Asia	14.8	6.5	-	(0.3)	21.0	42	44
Global Markets	150.1	71.7	0.3	(17.9)	204.2	36	48
Payment Services	1.2	(1.4)	1.5	(0.3)	1.0	(17)	unfav
Corporate items(c)	(82.9)	(30.8)	-	-	(113.7)	37	37
Operating profit - non-GAAP	207.0	39.6	1.8	(21.1)	227.3	10	19

Other items not allocated to segments(d)	(44.8)	4.1	(8.7)	(14.7)	(64.1)	(43)	(9)
Operating profit - GAAP	$162.2	43.7	(6.9)	(35.8)	163.2	1	27

Amounts may not add due to rounding.

See page 25 for footnotes.

Analysis of Segment Results: 2013 versus 2012

Largest 5 Markets

U.S. Revenues were flat due to CIT volume and price pressure.  Operating profit decreased 60% ($19.2 million) as a result of lower CIT demand and continued pricing pressure.

France  Revenues increased by 1% ($6.2 million) due to favorable effect of currency exchange rates ($16.7 million), partially offset by an organic decrease ($10.5 million).  Revenues decreased on an organic basis by 2% due to a customer loss.  Operating profit increased 12% ($4.8 million) due mainly to the benefit of a change in tax legislation in France.

Mexico  Revenues increased 7% ($28.9 million) due to a 4% organic increase ($15.5 million) due to growth in volumes.  Operating profit increased 52% ($9.2 million) on volume growth and productivity initiatives.

Brazil  Revenues decreased 3% ($9.2 million) primarily due to the negative impact of currency exchange rates ($37.8 million) partially offset by 8% organic growth ($28.6 million).  Operating profit increased 3% ($1.2 million) driven by favorable tax settlements offset by unfavorable effect of currency exchange rates ($37.8 million).

Canada  Revenues increased 2% ($3.9 million) primarily due to 5% organic growth ($9.8 million), partially offset by the negative impact of currency exchange rates ($5.9 million).  Operating profit increased 13% ($1.2 million) primarily as a result of organic revenue growth.

Global Markets

Latin America  Revenues increased 15% ($109.8 million) primarily due to organic growth in Venezuela and Argentina, partially offset by the negative impact of currency exchange rates ($102.4 million).  Operating profit increased 51% ($46.2 million) driven by higher profits in Venezuela, organic growth in Argentina, including 2012 write-offs of Argentinean government receivables ($4.1 million), and organic growth in Chile, partially offset by unfavorable currency impact ($18.1 million).

EMEA  Revenues increased 7% ($37.5 million) primarily due to organic growth from higher volumes in Ireland, Switzerland and Russia.  Operating profit increased 4% ($1.7 million) driven by organic increases in Russia, Switzerland and Luxembourg partially offset by organic decreases in Germany, Morocco and Greece.

Asia  Revenues increased 7% ($8.3 million) due mainly to organic growth across the region partially offset by unfavorable currency impact ($5.0 million).  Operating profit increased 42% ($6.2 million) driven by organic increases in Hong Kong and Singapore.

Payment Services

Payment Services  Revenues increased 37% ($14.8 million) primarily due to an acquisition in Brazil ($13.9 million).  Operating profit was down organically due to investment in the U.S. payments business offset by an increase due to the acquisition.

Income and Expense Not Allocated to Segments

Corporate Items

	Years Ended December 31,			% change
(In millions)	2014	2013	2012	2014	2013

General, administrative and other expenses	$(108.8)	(116.4)	(87.4)	(7)	33
Reconciliation of segment policies to GAAP	(2.3)	2.7	4.5	unfav	(40)
Corporate items	$(111.1)	(113.7)	(82.9)	(2)	37

Corporate items in 2014 were $2.6 million lower than 2013, mainly due to lower general and administrative costs.

Corporate items in 2013 were $30.8 million higher than 2012, mainly due to higher security costs related to the February 2013 robbery in Brussels, Belgium, and higher costs associated with the development and implementation of a new finance shared service center.

Other Items Not Allocated to Segments

	Years Ended December 31,			% change
(In millions)	2014	2013	2012	2014	2013

FX devaluation in Venezuela	$(142.7)	(14.6)	-	unfav	unfav
U.S. retirement plans	(73.1)	(52.9)	(56.2)	38	(6)
2014 Reorganization and Restructuring	(21.8)	-	-	unfav	-
Acquisitions and dispositions	49.4	5.8	14.6	fav	(60)
Mexican settlement losses	(5.9)	(2.4)	(3.2)	unfav	(25)
Share-based compensation adj.	(2.4)	-	-	unfav	-
Total	$(196.5)	(64.1)	(44.8)	unfav	43

See note 2 on page 75 to the consolidated financial statements for explanations of each of the other items not allocated to segments.

2014 versus 2013
Other items not allocated to segments was a higher expense in 2014 compared to 2013 primarily due to higher losses from devaluations in Venezuela, accruals for severance expenses related to the 2014 Reorganization and Restructuring, and higher expenses related to U.S. retirement plans, partially offset by higher gains from acquisitions and dispositions (principally, the sale of an investment in a CIT business operating in Peru).

2013 versus 2012
Other items not allocated to segments was a higher expense in 2013 compared to 2012 primarily due to losses from devaluations in Venezuela in 2013 and lower gains from acquisitions and dispositions.

2015 Outlook
We will likely recognize additional transaction losses related to our net monetary assets held in Venezuela.  See page 59, ITEM 7A. Quantitative and Qualitative Disclosures about Market – Foreign Currency Risks, for the estimated effects of potential currency devaluations in Venezuela.  See page 47 for a 5-year projection of expenses based on current assumptions for our significant U.S. retirement plans.  We are not able to estimate the amount of settlement expenses of our Mexican subsidiaries.

Other Operating Income and Expense

Other operating income and expense includes amounts included in segment as well as income and expense not allocated to segments.

	Years Ended December 31,			% change
(In millions)	2014	2013	2012	2014	2013

Foreign currency items:
Transaction losses	$(130.8)	(20.2)	(4.0)	unfav	unfav
Hedge gains (losses)	1.4	(0.4)	0.2	fav	unfav
Gains on sale of property and other assets	44.9	2.4	7.6	fav	(68)
Impairment losses	(3.3)	(2.9)	(2.4)	14	21
Share in earnings of equity affiliates	4.3	6.7	6.0	(36)	12
Royalty income	1.5	1.9	2.1	(21)	(10)
Gains on business acquisitions and dispositions	-	2.8	0.8	(100)	fav
Other	1.0	0.3	0.9	fav	(67)
Other operating income and expense	$(81.0)	(9.4)	11.2	unfav	unfav

2014 versus 2013
Other operating expense increased in 2014 primarily as a result of a remeasurement of net monetary assets in Venezuela due to the adoption of the government’s SICAD II currency exchange process partially offset by a $44.3 million gain on the sale of an equity interest in a CIT business in Peru.  See note 1 to the consolidated financial statements for a description of the change in currency exchange processes and rates in Venezuela.

2013 versus 2012
Other operating income decreased to a loss in 2013 primarily as a result of unfavorable factors including:
•
$16.2 million in higher foreign currency exchange losses related primarily to the February 2013 devaluation of the official exchange rate in Venezuela ($13.4 million) and converting Argentinean pesos to U.S. dollars ($2.0 million)

•	a $7.2 million gain on sale of real estate in Venezuela in 2012 partially offset by
•	$1.7 million in gains from favorable purchase price adjustments primarily related to a January 2013 purchase of a Payment Services business in Brazil
•	a $1.1 million gain related to favorable purchase price adjustment for the 2010 Mexico acquisition.

2015 Outlook
We may recognize additional transaction losses related to our net monetary assets held in Venezuela.  See page 59, ITEM 7A. Quantitative and Qualitative Disclosures about Market – Foreign Currency Risks, for the estimated effects of potential currency devaluations in Venezuela.

Nonoperating Income and Expense

Interest Expense

	Years Ended December 31,			% change
(In millions)	2014	2013	2012	2014	2013

Interest expense	$23.4	25.1	23.1	(7)	9

Interest expense was slightly lower in 2014 compared to 2013 due to lower weighted average interest rates, partially offset by higher average borrowings.

Interest expense was slightly higher in 2013 compared to 2012 due to an increase in average borrowings in the current year.

Interest and Other Income

	Years Ended December 31,			% change
(In millions)	2014	2013	2012	2014	2013

Interest income	$3.0	2.7	4.6	11	(41)
Gain on available-for-sale securities	0.4	0.4	2.9	-	(86)
Foreign currency hedge losses	(1.0)	(1.0)	-	-	unfav
Other	(0.5)	(0.6)	(0.5)	(17)	20
Interest and other income (expense)	$1.9	1.5	7.0	27	(79)

Interest and other income (expense) was slightly higher in 2014 compared to 2013 primarily due to higher interest income.

Interest and other income (expense) was lower in 2013 compared to 2012 primarily due to:
•	a $2.5 million decrease in gain on available-for-sale securities as we realized gains in 2012 on security sales to fund pension payments to former executives
•
a $1.9 million decrease in interest income primarily due to lower amounts of investments in India as interest-earning short-term investments were sold to fund the repurchase of noncontrolling interest shares in our Indian subsidiary

•	$1.0 million in foreign currency hedge losses in 2013 related to a cross currency swap contract.

Outlook for 2015 (GAAP and Non-GAAP)
We expect nonoperating expense of $21 million in 2015 versus $22 million in 2014.

See page 23 for a summary of our 2015 outlook and page 37 for information about reconciliation to GAAP.

Income Taxes

Summary Rate Reconciliation – GAAP

(In percentages)	2014		2013	2012

U.S. federal tax rate	35.0%		35.0%	35.0%
Increases (reductions) in taxes due to:
Venezuela devaluation	(86.4)		-	-
Adjustments to valuation allowances	(16.9)		4.2	1.1
Foreign income taxes	(0.7)		(6.7)	(1.8)
Medicare subsidy for retirement plans	-		(1.1)	(15.6)
French business tax	(9.1)		3.2	3.0
Taxes on undistributed earnings of foreign affiliates	(3.7)		(0.1)	(2.4)
State income taxes, net	5.2		(0.1)	(0.1)
Change in judgment about uncertain tax positions in Mexico	-		-	(5.1)
Other	1.7		0.9	1.6
Income tax rate on continuing operations	(74.9	) %	35.3%	15.7%

Summary Rate Reconciliation – Non-GAAP(a)

(In percentages)	2014	2013	2012

U.S. federal tax rate	35.0%	35.0%	35.0%
Increases (reductions) in taxes due to:
Adjustments to valuation allowances	5.6	1.6	0.8
French business tax	3.0	2.2	2.3
Other	(5.1)	(4.6)	-
Income tax rate on Non-GAAP continuing operations	38.5%	34.2%	38.1%

(a)	See pages 36–37 for a reconciliation of non-GAAP results to GAAP.

Overview
Our effective tax rate has varied in the past three years from the statutory U.S. federal rate due to various factors, including
•	changes in judgment about the need for valuation allowances
•	changes in the geographical mix of earnings
•	nontaxable acquisition gains and losses
•	changes in laws in the U.S., France and Mexico
•	changes in the foreign currency rate used to measure Venezuela’s tax results
•	timing of benefit recognition for uncertain tax positions
•	state income taxes

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

Continuing Operations
2014 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in 2014 was lower than the 35% U.S. statutory tax rate (negative 75%) primarily due to a significant Venezuela currency remeasurement loss, which was largely non-deductible.  Excluding the remeasurement loss, the effective income tax rate was higher than the 35% U.S. statutory tax rate due to $9.9 million of tax expense from cross border payments and $4.4 million of tax expense due to the characterization of a French business tax as an income tax, mostly offset by a $4.6 million tax benefit due to the jurisdictional mix of earnings including the favorable Venezuela permanent inflation adjustment.

2013 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in 2013 approximated the 35% U.S. statutory tax rate due to $6.1 million of tax expense from cross border payments and $4.4 million of tax expense due to the characterization of a French business tax as an income tax, mostly offset by a $8.4 million tax benefit due to the jurisdictional mix of earnings including the favorable Venezuela permanent inflation adjustment.

2012 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in 2012 was lower than the 35% U.S. statutory tax rate largely due to a $21.1 million non-cash tax benefit related to a change in retiree healthcare funding strategy and a $7.5 million tax benefit related to a change in judgment on uncertain tax positions, partially offset by $5.7 million of tax expense due to the jurisdictional mix of earnings and the characterization of a French business tax as an income tax.

Outlook for 2015
On a Non-GAAP basis, the effective income tax rate for 2015 is expected to be 42%.  Our effective tax rate may fluctuate materially from this due to changes in permanent book-tax differences, changes in the expected geographical mix of earnings, changes in current or deferred taxes due to legislative changes, changes in valuation allowances or accruals for contingencies and other factors.  See page 23 for a summary of our 2015 outlook and pages 36–37 for information about reconciliations to GAAP.

Other
As of December 31, 2014, we have not recorded U.S. federal deferred income taxes on approximately $78 million of undistributed earnings of foreign subsidiaries and equity affiliates in accordance with FASB ASC Topic 740, Income Taxes.  We expect that these earnings will be permanently reinvested in operations outside the U.S.  It is not practical to determine the income tax liability that might be incurred if all such income was remitted to the U.S. due to the inherent complexities associated with any hypothetical calculation, which would be dependent upon the exact form of repatriation.

Noncontrolling Interests

	Years Ended December 31,			% change
(In millions)	2014	2013	2012	2014	2013

Net income (loss) attributable to noncontrolling interests	$(30.9)	24.3	20.8	unfav	17

The net loss attributable to noncontrolling interests in 2014 was primarily due to currency losses of our Venezuelan subsidiary.  We recognized $121.6 million of currency exchange losses as a result of the March 2014 currency devaluation in Venezuela from the remeasurement of net monetary assets.  We also recognized $21.1 million of incremental expense related to nonmonetary assets in 2014 because of the devaluation.  Nonmonetary assets were not remeasured to a lower basis when the currency devalued.  Instead, under highly inflationary accounting rules, these assets retained their higher historical bases, with the excess recognized in earnings as the asset is consumed. The after-tax effect of these currency-related losses attributable to noncontrolling interests was $47.8 million in 2014.

The increase in net income attributable to noncontrolling interests in 2013 was primarily due to an increase in net income of our Venezuelan subsidiaries.

Outlook for 2015
We expect net income attributable to noncontrolling interests on a non-GAAP basis in 2015 to be $11 million as compared to a net loss attributable to noncontrolling interests of $31 million in 2014 ($18 million on a Non-GAAP basis and $10 million on an Adjusted Non-GAAP basis in 2014).  Our 2015 outlook reflects an expected decrease in earnings from our Venezuelan subsidiaries.  See page 23 for a summary of our 2015 outlook and page 37 for information about reconciliations to GAAP.

Loss from Discontinued Operations

	Years Ended December 31,
(In millions)	2014	2013	2012

Loss from operations(a)(b)	$(13.3)	(17.4)	(9.5)
Gain (loss) on sales	(18.9)	16.3	(0.3)
Adjustments to contingencies of former operations(c):
Workers' compensation	(4.4)	(1.7)	(0.2)
Insurance recoveries related to BAX Global indemnification(d)	9.5	-	-
Other	(1.6)	1.0	(0.3)
Loss from discontinued operations before income taxes	(28.7)	(1.8)	(10.3)
Provision for income taxes	0.4	7.4	3.1
Loss from discontinued operations, net of tax	$(29.1)	(9.2)	(13.4)

(a)
Discontinued operations include gains and losses related to businesses that we recently sold or shut down or that we expect to sell in 2015.  No interest expense was included in discontinued operations in 2014.  Interest expense included in discontinued operations was $0.4 million in 2013 and $0.8 million in 2012.

(b)
The loss from operations in 2014 included $15.6 million in non-cash severance and impairment charges related to the Netherlands cash-in-transit operations.  The loss from operations in 2013 included $16.2 million of severance expenses paid to terminate certain employees of the German cash-in-transit operations.  We contributed a portion of the cost to fund the German severance payments to the business prior to the execution of the December 2013 sale transaction.

(c)	Primarily related to former coal businesses and BAX Global, a former freight forwarding and logistics business.
(d)
BAX Global had been defending a claim related to the apparent diversion by a third party of goods being transported for a customer.  In 2010, the Dutch Supreme Court denied the final appeal of BAX Global, letting stand the lower court ruling that BAX Global was liable for this claim.  We had contractually indemnified the purchaser of BAX Global for this contingency.  Through 2010, we had recognized $11.5 million of expense related to the payment made in satisfaction of the judgment.  In 2014, we recovered $9.5 million from insurance companies related to this matter.

Cash-in-transit operations sold or shut down:
•	Poland (sold in March 2013)
•	Turkey (shut down in June 2013)
•	Hungary (sold in September 2013)
•	Germany (sold in December 2013)
•	Australia (sold in October 2014)
•	Puerto Rico (shut down in November 2014)
•	Netherlands (sold in December 2014)

Guarding operations sold:
•	Morocco (December 2012)
•	France (January 2013)
•	Germany (July 2013)

Other operations sold:
•
We sold Threshold Financial Technologies, Inc. in Canada in November 2013.  Threshold operated private-label ATM network and payment processing businesses.  Brink’s continues to own and operate Brink’s Integrated Managed Services for ATM customers.

•	We sold ICD Limited and other affiliated subsidiaries in November 2013. ICD had operations in China and other locations in Asia. ICD designed and installed security systems for commercial customers.
•	We sold a small Mexican parcel delivery business in 2015.

Non-GAAP Results Reconciled to GAAP

Non-GAAP results described in this filing are financial measures that are not required by or presented in accordance with U.S. generally accepted accounting principles (“GAAP”).  The purpose of the Non-GAAP results is to report financial information excluding certain income and expenses.  Amounts reported for prior periods have been updated in this report to present information consistently for all periods presented.

Quarterly Non-GAAP results also adjust the quarterly Non-GAAP tax rates so that the Non-GAAP tax rate in each of the quarters is equal to the full-year Non-GAAP tax rate.  The full-year Non-GAAP tax rate in both years excludes certain pretax and tax income and expense amounts.

Adjusted Non-GAAP results report historical financial information assuming that our Venezuelan operations have been remeasured using a rate of 50 bolivars to the U.S. dollar.

The consolidated Non-GAAP outlook amounts for 2015 and 2016 are not reconciled to GAAP because we are unable to quantify certain amounts that would be required to be included in the GAAP measures without unreasonable effort.

The Non-GAAP information provides information to assist comparability and estimates of future performance.  Brink’s believes these measures are helpful in assessing operations and estimating future results and enable period-to-period comparability of financial performance.  In addition, Brink’s believes the measures will help investors assess the ongoing operations.  Non-GAAP results should not be considered as an alternative to revenues, income or earnings per share amounts determined in accordance with GAAP and should be read in conjunction with their GAAP counterparts.

Adjusted Non-GAAP and Non-GAAP Results Reconciled to GAAP

	2014			2013
	Pre-tax	Tax	Effective tax rate	Pre-tax	Tax	Effective tax rate
Effective Income Tax Rate(a)
Adjusted Non-GAAP	$118.6	49.9	42.1%	$135.3	56.8	42.0%
Effect of Venezuela at 50 VEF/USD(b)	28.9	6.8	(3.6%)	68.4	12.9	(7.8%)
Non-GAAP	147.5	56.7	38.5%	203.7	69.7	34.2%
Other items not allocated to segments(c)	(196.5)	(20.0)	(113.4%)	(64.1)	(20.4)	1.1%
GAAP	$(49.0)	36.7	(74.9%)	$139.6	49.3	35.3%

				2012(d)
				Pre-tax	Tax	Effective tax rate
Effective Income Tax Rate(a)
Non-GAAP				188.5	71.8	38.1%
Other items not allocated to segments(c)				(42.4)	(48.8)	(22.4%)
GAAP				$146.1	23.0	15.7%

Amounts may not add due to rounding.

(a)	From continuing operations.
(b)
Effective March 24, 2014, Brink’s began remeasuring its Venezuelan operating results using currency exchange rates reported under a newly established currency exchange process in Venezuela (the “SICAD II process”).  The rate published for this process has averaged approximately 50 since opening.  For non-GAAP operating profit, non-GAAP income from continuing operations and for non-GAAP EPS, we include an adjustment to reflect lower revenues and operating profit as a result of a hypothetical remeasurement of Brink’s Venezuela’s 2013 and first quarter 2014 revenues and operating results using a rate of 50 bolivars to the U.S. dollar, which approximates the rate observed in the SICAD II process in March 2014.

(c)
See “Other Items Not Allocated To Segments” on page 30 for pre-tax amounts and details.  Other Items Not Allocated To Segments for noncontrolling interests, income from continuing operations attributable to Brink's and EPS are the effects of the same items at their respective line items of the consolidated statements of income (loss).

(d)	Adjusted Non-GAAP results are not provided for 2012.

Adjusted Non-GAAP and Non-GAAP reconciled to GAAP

	Years Ended December 31,
(In millions)	2014	2013	2012(d)

Revenues:
Adjusted Non-GAAP	$3,449.2	3,387.1	N/A
Effect of Venezuela at 50 VEF/USD(b)	113.1	391.5	N/A
Non-GAAP and GAAP	$3,562.3	3,778.6	3,577.6

Operating profit (loss):
Adjusted Non-GAAP	$140.1	158.4	N/A
Effect of Venezuela at 50 VEF/USD(b)	28.9	68.9	N/A
Non-GAAP	169.0	227.3	207.0
Other items not allocated to segments(c)	(196.5)	(64.1)	(44.8)
GAAP	$(27.5)	163.2	162.2

Provision for income taxes:
Adjusted Non-GAAP	$49.9	56.8	N/A
Effect of Venezuela at 50 VEF/USD(b)	6.8	12.9	N/A
Non-GAAP	56.7	69.7	71.8
Other items not allocated to segments(c)	(20.0)	(20.4)	(48.8)
GAAP	$36.7	49.3	23.0

Net income (loss) attributable to noncontrolling interests:
Adjusted Non-GAAP	$10.0	10.2	N/A
Effect of Venezuela at 50 VEF/USD(b)	7.6	19.3	N/A
Non-GAAP	17.6	29.5	18.9
Other items not allocated to segments(c)	(48.5)	(5.2)	1.9
GAAP	$(30.9)	24.3	20.8

Income (loss) from continuing operations attributable to Brink's:
Adjusted Non-GAAP	$58.7	68.3	N/A
Effect of Venezuela at 50 VEF/USD(b)	14.5	36.2	N/A
Non-GAAP	73.2	104.5	97.8
Other items not allocated to segments(c)	(128.0)	(38.5)	4.5
GAAP	$(54.8)	66.0	102.3

Diluted EPS
Adjusted Non-GAAP	$1.20	1.40	N/A
Effect of Venezuela at 50 VEF/USD(b)	0.30	0.74	N/A
Non-GAAP	1.49	2.13	2.01
Other items not allocated to segments(c)	(2.61)	(0.78)	0.10
GAAP	$(1.12)	1.35	2.11

Adjusted Non-GAAP margin	4.1%	4.7%	N/A

Amounts may not add due to rounding.

See page 36 for footnote explanations.

Foreign Operations

We currently serve customers in more than 100 countries, including 41 countries where we operate subsidiaries.

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

Our international operations conduct a majority of their business in local currencies. Because our financial results are reported in U.S. dollars, they are affected by changes in the value of various local currencies in relation to the U.S. dollar.  Recent strengthening of the U.S. dollar has reduced our reported dollar revenues and operating profit, which may continue in 2015.  Brink’s Venezuela is subject to local laws and regulatory interpretations that determine the exchange rate at which repatriating dividends may be converted and Brink’s Argentina may in the future be subject to similar restrictions.  See Application of Critical Accounting Policies—Foreign Currency Translation on pages 56-57 for a description of our accounting methods and assumptions used to include our Venezuelan operation in our consolidated financial statements, and a description of the accounting for subsidiaries operating in highly inflationary economies.

Changes in exchange rates may also affect transactions which are denominated in currencies other than the functional currency.  From time to time, we use foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies, as discussed in Item 7A on page 59.  At December 31, 2014, the notional value of our shorter term outstanding foreign currency contracts was $43.0 million with average contract maturities of approximately 1 month.  These shorter term foreign currency contracts primarily offset exposures in the Mexican peso and the euro. Additionally, these shorter term contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings.  We recognized gains of $1.4 million on these foreign currency contracts in 2014.  At December 31, 2014, the fair value of these outstanding foreign currency contracts was not significant.

We also have a longer term cross currency swap contract to hedge exposure in Brazilian real which is designated as a cash flow hedge for accounting purposes. At December 31, 2014, the notional value of this longer term contract was $20.8 million with a weighted average maturity of 1.6 years. We recognized net gains of $0.9 million on this contract, of which gains of $1.9 million were included in other operating income (expense) to offset transaction losses of $1.9 million and expenses of $1.0 million were included in interest and other income (expense) in 2014.  At December 31, 2014 the fair value of the longer term cross currency swap contract was $5.5 million, of which $1.1 million is included in prepaid expenses and other and $4.4 million is included in other assets on the consolidated balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Over the last three years, we used cash generated from our operations, proceeds from sales of investments and borrowings to
•
invest in the infrastructure of our business (new facilities, cash sorting and other equipment for our Cash Management Services operations, armored trucks,  CompuSafe® units, and information technology) ($480 million),

•	contribute funds to a U.S. pension plan ($114 million),
•	acquire businesses and noncontrolling interests in subsidiaries ($81 million), and
•	pay dividends to Brink’s shareholders ($58 million).

Cash flows from operating activities decreased in both 2014 and 2013 compared to the prior year. We had lower operating profit and higher pension payments in 2014 compared to 2013.  Changes in working capital and cash owed to customers unfavorably affected cash flows from operating activities in 2013 compared to 2012.  Cash used for investing activities declined in both 2014 and 2013 compared to the prior year as proceeds from the sale of businesses reduced the net investing outflows in both years.  We also reduced our capital expenditures significantly in 2014.  Cash decreased $129.9 million in 2014 as a result of a change in the exchange rate we used to translate local currency cash into U.S. dollars, primarily due to an 88% devaluation in Venezuela in March as well as a strengthening of the U.S. dollar late in the year, particularly against currencies in Russia and Latin America.

Outlook
•
We expect our capital expenditures (excluding assets acquired using capital leases) in 2015 to be between $145 million and $155 million as we continue to reduce maintenance capital spending through efficiency projects and reallocate more of our spending to growth and productivity initiatives.

•	Based on current assumptions, we do not expect to pay additional amounts to the primary U.S. pension plan in the future.
•	We expect to pay approximately $20 million in severance as a result of the 2014 Reorganization and Restructuring.

Operating Activities

	Years Ended December 31,			$ change
(In millions)	2014	2013	2012	2014	2013

Cash flows from operating activities
Non-GAAP basis (before pension contribution)	$207.6	207.2	229.1	$0.4	(21.9)
Contributions to primary U.S. pension plan	(87.2)	(13.0)	(13.4)	(74.2)	0.4
Non-GAAP basis (reduced by pension contribution)	120.4	194.2	215.7	(73.8)	(21.5)
Increase (decrease) in certain customer obligations(a)	15.4	(9.7)	13.9	25.1	(23.6)
Discontinued operations(b)	5.5	17.0	20.9	(11.5)	(3.9)
GAAP basis	$141.3	201.5	250.5	$(60.2)	(49.0)

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

Both measures of “Non-GAAP cash flows from operating activities” (before and after U.S. pension contributions) are supplemental financial measures that are not required by, or presented in accordance with GAAP. The purpose of these Non-GAAP measures is to report financial information excluding the impact of cash received and processed in certain of our Cash Management Services operations, without cash flows from discontinued operations and with and without cash flows related to the primary U.S pension plan.  We believe these measures are helpful in assessing cash flows from operations, enable period-to-period comparability and are useful in predicting future operating cash flows.  These Non-GAAP measures should not be considered as an alternative to cash flows from operating activities determined in accordance with GAAP and should be read in conjunction with our consolidated statements of cash flows.

2014 versus 2013

GAAP
Operating cash flows decreased by $60.2 million in 2014 compared to 2013.  The decrease was primarily due to higher cash contributions to our primary U.S. pension plan ($74.2 million) and lower operating profit.  Cash from operating profit in 2014 was also lower partially because of lower profits in U.S. dollars terms from our Venezuelan operations due to an 88% currency devaluation in the first quarter of the year.  These decreases in operating cash flows were partially offset by increases in cash provided from changes in working capital, including the timing of security loss payments and insurance recoveries, changes in customer obligations of certain of our secure Cash Management Services operations (cash held for customers increased by $15.4 million in 2014 compared to a decrease of $9.7 million 2013) and lower amounts paid for income taxes.

Non-GAAP (reduced by pension contributions)
Cash flows from operating activities decreased by $73.8 million in 2014 as compared to 2013.  The decrease was primarily due to higher cash contributions to our primary U.S. pension plan and lower operating profit partially due to currency effects on our operations in Venezuela.  These decreases in operating cash flows were partially offset by increases in cash provided from changes in working capital, including the timing of security loss payments and insurance recoveries, and lower amounts paid for income taxes.

Non-GAAP (before pension contributions)
Cash flows from operating activities increased by $0.4 million in 2014 as compared to 2013.  The increase was primarily due to cash provided from changes in working capital, including the timing of security loss payments and insurance recoveries, and lower amounts paid for income taxes, partially offset by lower operating profit impacted by the currency effects in Venezuela.

2013 versus 2012

GAAP
Operating cash flows decreased by $49.0 million in 2013 compared to the same period in 2012.  The decrease was primarily due to a $23.6 million decrease in customer obligations in certain of our secure Cash Management Services operations (cash held for customers decreased by $9.7 million in 2013 compared to an increase of $13.9 million in 2012), $19.3 million in proceeds from the sale of value-added tax receivables in Venezuela in 2012, an increase in cash used to fund working capital needs, and lower income from continuing operations, partially offset by $11.6 million in pension benefits paid to our former CEO in 2012.  The payment of pension benefits was funded by the sale of assets in an existing grantor trust, the proceeds of which are reported in investing activities.

Non-GAAP (before and after pension contribution)
Cash flows from operating activities decreased from 2012 by $21.9 million ($21.5 million including pension contributions).  This decrease was primarily due to $19.3 million in proceeds from the sale of value-added tax receivables in Venezuela in 2012, lower income from continuing operations and changes in working capital, partially offset by $11.6 million in cash paid to our former CEO in 2012.

Investing Activities

	Years Ended December 31,			$ change
(In millions)	2014	2013	2012	2014	2013

Cash flows from investing activities
Capital expenditures	$(136.1)	(172.9)	(170.9)	$36.8	(2.0)
Acquisitions	(4.6)	(18.1)	(17.2)	13.5	(0.9)
Sales of available-for-sale securities	0.9	9.9	15.4	(9.0)	(5.5)
Sales of other investments and property	62.7	5.9	12.5	56.8	(6.6)
Redemption of cash-surrender value of life insurance policies	-	-	6.2	-	(6.2)
Other	(3.6)	(0.5)	4.9	(3.1)	(5.4)
Discontinued operations	(13.3)	52.7	(18.2)	(66.0)	70.9
Investing activities	$(94.0)	(123.0)	(167.3)	$29.0	44.3

Cash used by investing activities decreased by $29.0 million in 2014 versus 2013.  The decrease was primarily due to proceeds of $59.6 million received on the sale of an equity interest in a CIT business in Peru and a decrease in capital expenditures of $36.8 million primarily related to information technology and other equipment, partially offset by cash proceeds from the sale of discontinued operations during 2013, including Threshold Financial Technologies Inc. ($43.8 million net proceeds), ICD Limited ($30.2 million net proceeds), less the amount paid to the buyer of our German CIT operations ($13.2 million net cash paid to purchaser).

Cash used by investing activities decreased by $44.3 million in 2013 versus 2012 primarily due to proceeds from the sale of operations.  Cash flows from investing activities were otherwise lower than 2012 due to a $6.6 million decrease in proceeds from the sale of property and equipment, $6.2 million in proceeds from the redemption of life insurance policies in 2012 and a $5.5 million decrease in proceeds from the sale of available-for-sale securities.

Capital expenditures and depreciation and amortization were as follows:

	Outlook		Years Ended December 31,			$ change
(In millions)	2015		2014	2013	2012	2014	2013

Property and Equipment Acquired during the year
Capital expenditures:
Largest 5 Markets	$ (a	)	83.4	103.5	103.7	$(20.1)	(0.2)
Global Markets	(a)		35.2	38.1	51.5	(2.9)	(13.4)
Payment Services	(a)		0.8	1.5	1.8	(0.7)	(0.3)
Corporate items	(a)		16.7	29.8	13.9	(13.1)	15.9
Capital expenditures	$145 - 155		136.1	172.9	170.9	$(36.8)	2.0

Capital leases(b):
Largest 5 Markets	$ (a	)	10.6	5.4	18.1	$5.2	(12.7)
Global Markets	(a)		0.3	-	0.1	0.3	(0.1)
Payment Services	(a)		1.2	-	-	1.2	-
Corporate items	(a)		-	-	-	-	-
Capital leases	$15		12.1	5.4	18.2	$6.7	(12.8)

Total:
Largest 5 Markets	$ (a	)	94.0	108.9	121.8	$(14.9)	(12.9)
Global Markets	(a)		35.5	38.1	51.6	(2.6)	(13.5)
Payment Services	(a)		2.0	1.5	1.8	0.5	(0.3)
Corporate items	(a)		16.7	29.8	13.9	(13.1)	15.9
Total	$160 - 170		148.2	178.3	189.1	$(30.1)	(10.8)

Depreciation and amortization
Largest 5 Markets	$ (a	)	107.7	110.0	100.9	$(2.3)	9.1
Global Markets	(a)		41.0	45.7	41.0	(4.7)	4.7
Payment Services	(a)		3.7	3.7	2.0	-	1.7
Corporate items	(a)		9.5	6.4	4.5	3.1	1.9
Depreciation and amortization	$160		161.9	165.8	148.4	$(3.9)	17.4

(a)	Not provided.
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

Our capital expenditures in the last three years have been focused on information technology to improve business process productivity.  During the same period we reduced our maintenance capital expenditures for vehicles and facilities while continuing to focus on safety and security.

We continue to focus on maximizing asset utilization and we have reduced our annual spend to a level more in line with depreciation.  Our reinvestment ratio, which we define as the annual amount of property and equipment acquired during the year divided by the annual amount of depreciation, was 0.9 in 2014, 1.1 in 2013, and 1.3 in 2012.

Capital expenditures in 2014 for our operating units were primarily for investments in information technology, machinery and equipment and armored vehicles.  Capital expenditures in 2014 were $36.8 million lower compared to 2013.  Total property and equipment acquired in 2014 was $30.1 million lower than the prior year.  Total property and equipment acquired during 2015 is expected to be $160 million to $170 million.

Capital expenditures in 2013 for our operating units were primarily for new cash processing and security equipment, armored vehicles and information technology.  Capital expenditures in 2013 were relatively flat when compared to the same period in 2012, however total property and equipment acquired in 2013 was $10.8 million lower than the prior year.

Corporate capital expenditures in the last three years were primarily for implementing a new finance shared service center and investing in information technology.

Financing Activities

Summary of Financing Activities

	Years Ended December 31,
(In millions)	2014	2013	2012

Cash provided (used) by financing activities
Borrowings and repayments:
Short-term debt	$(7.8)	60.5	3.3
Long-term revolving credit facilities	115.0	13.8	(4.5)
Other long-term debt	(73.5)	(23.5)	(20.0)
Borrowings (repayments)	33.7	50.8	(21.2)

Dividends attributable to:
Shareholders of Brink’s	(19.4)	(19.2)	(19.0)
Noncontrolling interests in subsidiaries	(8.6)	(6.0)	(13.0)
Acquisition-related financing activities:
Acquisition of noncontrolling interests in subsidiaries	-	(18.5)	(9.4)
Payment of acquisition-related obligation	-	(12.8)	-
Other	(2.4)	2.2	(5.2)
Discontinued operations	-	(2.5)	(0.2)
Cash flows from financing activities	$3.3	(6.0)	(68.0)

2014 versus 2013
Cash provided by financing activities was $3.3 million in 2014 versus cash used by financing activities of $6.0 million in 2013. The change is primarily due to cash used for acquisition-related financing activities in 2013 ($31.3 million), partially offset by $17.1 million less net borrowings overall in 2014 ($33.7 million in 2014 compared to $50.8 million in 2013).  During 2014, we borrowed $115.0 million under our long-term revolving credit facilities to fund cash needs of the business and to repay other long-term debt ($73.5 million) including $43.2 million of bonds issued by the Peninsula Ports Authority of Virginia.

2013 versus 2012
Cash used by financing activities decreased $62.0 million in 2013 versus 2012 as we increased short-term debt and borrowed from our revolving credit facilities. The increase in net borrowings was partially offset by an increase in acquisition-related financing activities ($21.9 million).

Dividends
We paid dividends to Brink’s shareholders of $0.10 per share in each of the last 12 quarters.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the board of directors.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

Changes in currency exchange rates reduced the amount of cash and cash equivalents by $129.9 million during 2014, compared to a reduction of $18.7 million in 2013 and an increase of $3.6 million in 2012.  Approximately $93 million of the 2014 reduction was due to a currency devaluation in Venezuela that occurred in the first quarter.  See note 1 to the consolidated financial statements for more information.  The rest of the change related to the strengthening of the U.S. dollar against many of the currencies in the countries where we operate, particularly in Russia and Latin America.

Capitalization

We use a combination of debt, leases and equity to capitalize our operations.

As of December 31, 2014, debt as a percentage of capitalization (defined as total debt and equity) was 50% compared to 36% at December 31, 2013.  The ratio increased in 2014 because our equity decreased and our debt increased.  Our equity in 2014 were negatively affected by a currency devaluation in Venezuela and lower discount rates and new mortality tables used to estimate the value of our retirement obligations at year end.  Our debt increased primarily because we borrowed to fund contributions to our primary U.S. pension plan.

Summary of Debt, Equity and Other Liquidity Information
	Amount available
	under credit facilities	Outstanding balance
	December 31,	December 31,
(In millions)	2014	2014	2013	$ change(a)
Debt:
Revolving Facility	$247.0	$233.0	120.6	$112.4
Private Placement Notes	-	100.0	100.0	-
Capital leases	-	64.9	76.4	(11.5)
Dominion Terminal Associates bonds(b)	-	-	43.2	(43.2)
Multi-currency revolving facilities	20.0	5.7	6.2	(0.5)
2012 Credit Facility	24.5	-	11.0	(11.0)
Letter of Credit Facilities	72.0	-	-	-
Other	-	63.2	78.6	(15.4)
Debt	$363.5	$466.8	436.0	$30.8

Total equity		$473.8	779.5	$(305.7)

(a)	In addition to cash borrowings and repayments, the change in the debt balance also includes changes in currency exchange rates.
(b)	Redeemed in 2014.

Reconciliation of Net Debt to U.S. GAAP Measures
	December 31,
(In millions)	2014	2013	$ change

Debt:
Short-term debt	$59.4	80.9	$(21.5)
Long-term debt	407.4	355.1	52.3
Total Debt	466.8	436.0	30.8

Less:
Cash and cash equivalents	176.2	255.5	(79.3)
Amounts held by Cash Management Services operations(a)	(28.0)	(31.3)	3.3
Cash and cash equivalents available for general corporate purposes	148.2	224.2	(76.0)

Net Debt	$318.6	211.8	$106.8

(a)
Title to cash received and processed in certain of our secure Cash Management Services operations transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources and in our computation of Net Debt.

Net Debt is a supplemental non-GAAP financial measure that is not required by, or presented in accordance with GAAP.  We use Net Debt as a measure of our financial leverage.  We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage. Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our consolidated balance sheets.  Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP, as of December 31, 2014, and December 31, 2013.  Net Debt excluding cash and debt in Venezuelan operations was $332 million at December 31, 2014, and $306 million at December 31, 2013.

Net Debt at the end of 2014 increased by $107 million compared to Net Debt at the end of 2013 primarily due to the adoption of the less favorable SICAD II rate in Venezuela, which reduced the U.S. dollar value of bolivars held in Venezuela, and borrowings used to fund $87 million of cash contributions to our primary U.S. pension plan in 2014.

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

Incremental taxes.  Of the $176 million of cash and cash equivalents at December 31, 2014, $145 million is held by subsidiaries that we consider to be permanently invested and for which we do not expect to repatriate to the U.S.  If we were to decide to repatriate this cash to the U.S., we may have to accrue and pay additional income taxes.  Given the number of foreign operations and the complexities of the tax law, it is not practical to estimate the potential tax liability, but the amount of taxes owed could be material depending on how and when the repatriation occurred.

Venezuela.  We have $12.6 million of cash and cash equivalents denominated in Venezuelan bolivars as remeasured into U.S. dollars using the published SICAD II rate of 50 bolivars to the U.S. dollar at December 31, 2014.  The Venezuelan government has restricted conversions of bolivars into U.S. dollars in the past and may do so in the future.  In February 2015, the Venezuelan government replaced the SICAD II exchange mechanism with a new exchange, known locally as SIMADI.  Under the now-defunct SICAD II exchange, bolivars were exchanged for dollars if the transaction was approved by the government.  The SICAD II rate approximated 50 bolivars to the dollar most of the year.  Rates observed under the new SIMADI exchange were 170 to 174 bolivars to the U.S. dollar for the period from February 12 to February 26, 2015.  Had we used a rate of 170 bolivars to the U.S. dollar to translate our cash and cash equivalents, we would have reported approximately $9 million less cash and cash equivalents at December 31, 2014.

Argentina.  We have $6.6 million in cash held in Argentinean pesos at December 31, 2014.  The Argentinean government has, from time-to-time, imposed limits on the exchange of local pesos into U.S. dollars.  As a result, we have elected in the past and may elect in the future to repatriate cash from Argentina using alternative legal methods, which may result in less favorable exchange rates.

Debt
We have a $480 million unsecured revolving bank credit facility (the “Revolving Facility”) that matures in January 2017.  The Revolving Facility’s interest rate is based on LIBOR plus a margin, alternate base rate plus a margin, or competitive bid.  The Revolving Facility allows us to borrow or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of December 31, 2014, $247 million was available under the Revolving Facility.  Amounts outstanding under the Revolving Facility as of December 31, 2014, were denominated primarily in U.S. dollars and to a lesser extent in euros.

The margin on LIBOR borrowings under the Revolving Facility, which can range from 0.9% to 1.575% depending on our credit rating, was 1.40% at December 31, 2014.  The margin on alternate base rate borrowings under the Revolving Facility can range from 0.0% to 0.575%.  We also pay an annual facility fee on the Revolving Facility based on our credit rating.  The facility fee can range from 0.10% to 0.30% and was 0.225% at December 31, 2014.

We have $100 million in unsecured notes through a private placement debt transaction (the “Notes”).  The Notes comprise $50 million in series A notes with a fixed interest rate of 4.57% and $50 million in series B notes with a fixed interest rate of 5.20%.  The Notes are due in January 2021 with principal payments under the series A notes beginning in January 2015.

As of December 31, 2014, we had two unsecured multi-currency revolving bank credit facilities with a total of $40 million in available credit, of which approximately $20 million was available at December 31, 2014.  A $20 million facility expires in December 2015 and a $20 million facility expires in February 2017.  Interest on these facilities is based on LIBOR plus a margin.  The margin ranges from 0.9% to 2.0%.  We also have the ability to borrow from other banks, at the banks’ discretion, under short-term uncommitted agreements.  Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

We have a $24 million unsecured committed credit facility that expires in April 2016.  Interest on this facility is based on LIBOR plus a margin, which ranges from 1.20% to 1.575%.  As of December 31, 2014, $24 million was available under the facility.

We have three unsecured letter of credit facilities totaling $179 million, of which approximately $72 million was available at December 31, 2014.  An $85 million facility expires in June 2015, a $40 million facility expires in December 2015, and a $54 million facility expires in December 2016.  The Revolving Facility and the multi-currency revolving credit facilities are also used for issuance of letters of credit and bank guarantees.

The Revolving Facility, the Notes, the unsecured multi-currency revolving bank credit facilities, the unsecured committed credit facility and the letter of credit facilities contain subsidiary guarantees and various financial and other covenants.  The financial covenants, among other things, limit our total indebtedness, limit priority debt, limit asset sales, limit the use of proceeds from asset sales and provide for minimum coverage of interest costs.  The credit agreements do not provide for the acceleration of payments should our credit rating be reduced.  If we were not to comply with the terms of our various credit agreements, the repayment terms could be accelerated and the commitments could be withdrawn.  An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  We were in compliance with all financial covenants at December 31, 2014.

We redeemed $43.2 million of bonds issued by the Peninsula Ports Authority of Virginia at par in the third quarter of 2014.  The amount paid, including accrued and unpaid interest, was $44.3 million.  Although we were not the primary obligor of the debt, we recorded the obligation as debt because we had guaranteed its payment.  The guarantee originated as part of a former interest in Dominion Terminal Associates, a deep water coal terminal related to our former coal business.

Equity
Common Stock
At December 31, 2014, we had 100 million shares of common stock authorized and 48.6 million shares issued and outstanding.

On February 28, 2012, we filed a shelf registration statement under Form S-3ASR with the SEC for $150 million of our common stock.  Under this shelf registration, we were able to issue up to $150 million of new common stock.  The shelf registration expired on February 28, 2015.

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

Preferred Stock
At December 31, 2014, we had the authority to issue up to 2.0 million shares of preferred stock, par value $10 per share.

Off Balance Sheet Arrangements

We have operating leases that are described in the notes to the consolidated financial statements. We use operating leases to lower our cost of financings.  We believe that operating leases are an important component of our capital structure.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2014.

	Estimated Payments Due by Period
						Later
(In millions)	2015	2016	2017	2018	2019	Years	Total

Contractual obligations:
Long-term debt obligations	$12.8	8.9	240.6	7.1	7.1	66.0	342.5
Capital lease obligations	21.3	17.3	9.7	7.1	4.5	5.0	64.9
Operating lease obligations	67.4	52.2	39.9	25.8	19.2	45.5	250.0
Purchase obligations	5.3	2.3	2.1	0.8	0.7	-	11.2
Other long-term liabilities reflected on the
Company’s balance sheet under GAAP:
Retirement obligations:
UMWA plans	-	-	-	-	-	339.1	339.1
Black lung and other plans	6.9	6.4	6.1	5.7	6.0	73.1	104.2
Workers compensation and other claims	22.5	11.2	6.7	4.5	3.9	21.3	70.1
Uncertain tax positions	0.7	-	-	-	-	-	0.7
Other	0.8	0.8	0.8	0.8	0.8	9.3	13.3
Total	$137.7	99.1	305.9	51.8	42.2	559.3	1,196.0

U.S. pension plans.  Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and benefits are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement.  We made cash contributions totaling $87.2 million to the primary U.S. pension plan in 2014.  Based on current assumptions, we do not expect to make any additional contributions in the future.

The primary U.S. pension plan made an offer to buy out certain terminated plan participants’ pension benefits in 2014 and approximately 4,300 accepted.  The pension plan settled the buy-out in the fourth quarter of 2014.  After the settlement, there are approximately 15,200 beneficiaries in the plans.

UMWA plans.  Retirement benefits related to former coal operations include medical benefits provided by the Pittston Coal Group Companies Employee Benefit Plan for UMWA Represented Employees.  There are approximately 3,900 beneficiaries in the UMWA plans.  The company does not expect to make additional contributions to these plans until 2032, based on actuarial assumptions.

Black Lung. Under the Federal Black Lung Benefits Act of 1972, Brink’s is responsible for paying lifetime black lung benefits to miners and their dependents for claims filed and approved after June 30, 1973.  There are approximately 700 black lung beneficiaries.

Other.  We have a plan that provides retirement healthcare benefits to certain eligible salaried employees.  Benefits under this plan are not indexed for inflation.

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

Funded Status of U.S. Retirement Plans
	Actual	Projected
(In millions)	2014	2015	2016	2017	2018	2019

U.S. pension plans
Beginning funded status	$(123.1)	(117.8)	(98.3)	(77.9)	(56.7)	(32.2)
Net periodic pension credit(a)	18.6	18.5	20.3	22.4	24.3	25.9
Payment from Brink’s:
Primary U.S. pension plan	87.2	-	-	-	-	-
Other U.S. pension plan	0.6	0.6	0.6	0.6	0.6	1.3
Benefit plan experience gain (loss)	(101.1)	0.4	(0.5)	(1.8)	(0.4)	-
Ending funded status	$(117.8)	(98.3)	(77.9)	(56.7)	(32.2)	(5.0)

UMWA plans
Beginning funded status	$(142.1)	(197.2)	(194.5)	(192.1)	(190.1)	(188.5)
Net periodic postretirement credit(a)	4.3	2.7	2.4	2.0	1.6	1.1
Benefit plan experience gain (loss)	(58.6)	-	-	-	-	-
Other	(0.8)	-	-	-	-	-
Ending funded status	$(197.2)	(194.5)	(192.1)	(190.1)	(188.5)	(187.4)

Black lung and other plans
Beginning funded status	$(44.3)	(58.3)	(54.1)	(50.3)	(46.6)	(43.2)
Net periodic postretirement cost(a)	(1.9)	(2.1)	(2.0)	(1.8)	(1.7)	(1.6)
Payment from Brink’s	7.3	6.3	5.8	5.5	5.1	4.7
Benefit plan experience gain (loss)	(19.4)	-	-	-	-	-
Ending funded status	$(58.3)	(54.1)	(50.3)	(46.6)	(43.2)	(40.1)

(a)	Excludes amounts reclassified from accumulated other comprehensive income (loss).

Summary of Total Expenses Related to All U.S. Retirement Liabilities

This table summarizes actual and projected expense (income) related to U.S. retirement liabilities.  These expenses are not allocated to segment results.

	Actual	Projected
(In millions)	2014	2015	2016	2017	2018	2019

U.S. pension plans	$65.7	12.4	6.7	0.3	(4.3)	(8.1)
UMWA plans	3.4	9.6	9.2	8.9	8.6	8.5
Black lung and other plans	4.0	6.0	5.8	5.5	4.7	2.8
Total	$73.1	28.0	21.7	14.7	9.0	3.2

Summary of Total Payments from U.S. Plans to Participants

This table summarizes actual and estimated payments from the plans to participants.

	Actual	Projected
(In millions)	2014	2015	2016	2017	2018	2019

Payments from U.S. Plans to participants
U.S. pension plans	$193.9	47.0	47.3	48.0	48.6	49.6
UMWA plans	33.9	30.4	30.2	30.3	32.2	31.7
Black lung and other plans	7.3	6.3	5.8	5.5	5.1	4.7
Total	$235.1	83.7	83.3	83.8	85.9	86.0

Summary of Total Payments from Brink’s to U.S. Plans

This table summarizes actual and estimated payments from Brink’s to U.S. retirement plans.

	Projected Payments to Plans from Brink's
(In millions)	Primary U.S. Pension Plan	Other U.S. Pension Plan	UMWA Plans	Black Lung and Other Plans	Total

Projected payments
2015	$-	0.6	-	6.3	6.9
2016	-	0.6	-	5.8	6.4
2017	-	0.6	-	5.5	6.1
2018	-	0.6	-	5.1	5.7
2019	-	1.3	-	4.7	6.0
2020	-	0.6	-	4.4	5.0
2021	-	0.6	-	4.1	4.7
2022	-	0.6	-	3.8	4.4
2023	-	0.6	-	3.5	4.1
2024	-	0.6	-	3.2	3.8
2025	-	0.6	-	2.9	3.5
2026	-	0.6	-	2.7	3.3
2027	-	0.6	-	2.5	3.1
2028	-	0.6	-	2.3	2.9
2029	-	0.5	-	2.2	2.7
2030	-	0.5	-	2.0	2.5
2031	-	0.5	-	1.9	2.4
2032	-	0.5	20.7	1.8	23.0
2033	-	0.5	20.0	1.8	22.3
2034	-	0.4	19.5	1.6	21.5
2035	-	0.4	18.9	1.5	20.8
2036	-	0.4	18.3	1.3	20.0
2037	-	0.4	17.6	1.3	19.3
2038	-	0.3	17.0	1.2	18.5
2039	-	0.3	16.4	1.2	17.9
2040	-	0.3	15.8	1.1	17.2
2041	-	0.3	15.1	1.0	16.4
2042	-	0.2	14.2	0.9	15.3
2043	-	0.2	13.5	0.8	14.5
2044	-	0.2	12.5	0.8	13.5
2045	-	0.2	11.7	0.7	12.6
2046	-	0.2	10.9	0.6	11.7
2047	-	0.2	10.2	0.6	11.0
2048	-	0.2	9.4	0.6	10.2
2049	-	0.2	8.7	0.6	9.5
2050	-	0.1	7.9	0.5	8.5
2051	-	0.1	7.2	0.5	7.8
2052	-	0.1	6.5	0.5	7.1
2053	-	0.1	5.9	0.4	6.4
2054	-	0.1	5.2	0.4	5.7
2055	-	0.1	4.7	0.4	5.2
2056	-	0.1	4.1	0.3	4.5
2057	-	0.1	3.6	0.3	4.0
2058	-	-	3.2	0.2	3.4
2059	-	-	2.8	0.2	3.0
2060	-	-	2.4	0.2	2.6
2061 and thereafter	-	-	15.2	1.2	16.4
Total projected payments	$-	16.8	339.1	87.4	443.3

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of December 31, 2014.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

Discounted Cash Flows at Plan Discount Rates – Reconciled to Liability Amounts Reported under U.S. GAAP
	December 31, 2014
(In millions)	Primary U.S. Pension Plan(b)	UMWA Plans(c)	Other Unfunded U.S. Plans	Total

Funded status of U.S. retirement plans – GAAP	$107.7	197.2	68.4	373.3
Present value of projected earnings of plan assets(a)	(107.7)	(81.5)	-	(189.2)
Discounted cash flows at plan discount rates – Non-GAAP	$-	115.7	68.4	184.1

Plan discount rate	4.10%	4.00%
Expected return of assets	7.50%	8.25%

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

(b)
For the primary U.S. pension plan, we are required by ERISA regulations to maintain minimum funding levels. We achieved the required funded ratio in 2014 after accelerating the 2015 and 2016 contributions.

(c)
There are no minimum funding requirements for the UMWA plans because they are not covered by ERISA funding regulations. Using assumptions at the end of 2014, we project that the plan assets plus expected earnings on those investments will cover the benefit payments for these plans through 2031. We project that Brink’s will be required to contribute cash to the plan beginning in 2032 to pay beneficiaries.

Discounted cash flows at plan discount rates are supplemental financial measures that are not required by, or presented in accordance with GAAP.  The purpose of the discounted cash flows at plan discount rates is to present our retirement obligations after giving effect to the benefit of earning a return on plan assets.  We believe this measure is helpful in assessing the present value of future funding requirements of the company in order to meet plan benefit obligations.  Discounted cash flows at plan discount rates should not be considered as an alternative to the funded status of the U.S. retirement plans at December 31, 2014, as determined in accordance with GAAP and should be read in conjunction with our consolidated balance sheets.

Contingent Matters

On June 19, 2008, a lawsuit captioned Del Valle Gurria S.C. v. Servicio Pan Americano de Protección, S.A. de C.V. was filed with the Twenty-third Civil Judge in the Federal District in Mexico (the “Court”) against Servicio Pan American de Proteccion, S.A. de C.V. (SERPAPROSA), the Mexico subsidiary that we acquired in November 2010. The plaintiff claims it is owed legal fees and corresponding value-added tax (VAT), interest and expenses related to its legal representation of SERPAPROSA in connection with tax audits covering the 1991, 1992 and 1994 fiscal years.  On October 28, 2010, the Court issued a decision in favor of SERPAPROSA in part and the plaintiff in part, ordering SERPAPROSA to pay the plaintiff less than $1 million for its previous representation of SERPAPROSA.  Between November 2010 and October 2013, the judgment was subject to multiple appeals by both parties to the Fifth Civil Court of Appeal of the Federal District in Mexico (the “Fifth Civil Court of Appeal”) and to the First Civil Collegiate Tribunal of the First Circuit in Mexico (the “First Civil Collegiate Tribunal”), and was remanded twice to the Court for determination of the fees to be paid to the plaintiff.  On December 6, 2013, the Fifth Civil Court of Appeal issued a decision in favor of the plaintiff, modifying the lower court’s ruling and ordering SERPAPROSA to pay the plaintiff approximately $7 million plus VAT and interest for its previous representation of SERPAPROSA.  SERPAPROSA filed a constitutional injunction on January 20, 2014 with the First Civil Collegiate Tribunal.  The appeal was granted in favor of SERPAPROSA on September 17, 2014, ordering SERPAPROSA to pay approximately $2 million plus VAT and interest.  The plaintiff filed an appeal on October 7, 2014, with the Mexico Supreme Court, which was rejected by the court on October 22, 2014.  The plaintiff filed two subsequent actions appealing the Supreme Court’s October 22, 2014 decision, one before the First Appellate Court in Civil Matters of the First Circuit (the “Appellate Court”) and one with the Mexico Supreme Court.   The action filed before the Appellate Court was rejected on February 16, 2015; the action filed with the Mexico Supreme Court is pending.  The Company has accrued $2 million, reflecting the Company’s best estimate of exposure, although additional reasonably possible losses could be up to $10 million, based on currency exchange rates at December 31, 2014.  The ultimate resolution of this matter is unknown and the estimated liability may change in the future.  The Company denies the allegations asserted by the plaintiff and is vigorously defending itself in this matter.

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

Accounting Policy
We establish valuation allowances, in accordance with FASB ASC Topic 740, Income Taxes, when we estimate it is not more likely than not that a deferred tax asset will be realized.  We decide to record valuation allowances primarily based on an assessment of historical earnings and future taxable income that incorporates prudent, feasible tax-planning strategies.  We assess deferred tax assets on an individual jurisdiction basis.  Changes in tax statutes, the timing of deductibility of expenses or expectations for future performance could result in material adjustments to our valuation allowances, which would increase or decrease tax expense.  Our valuation allowances are as follows.

Valuation Allowances

	December 31,
(In millions)	2014	2013

U.S.	$20.0	16.7
Non-U.S.	20.1	15.7
Total	$40.1	32.4

Application of Accounting Policy

U.S. Deferred Tax Assets
We have $349 million of net deferred tax assets at December 31, 2014, of which $287 million related to U.S. jurisdictions.  There were no significant changes to our U.S. valuation allowances in 2013 or 2014.

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

Our projections assumed continued growth of our revenues and operating profit both in the U.S. and outside the U.S.  Had we used different assumptions, we might have made different conclusions about the need for valuation allowances.  For example, using different assumptions we might have concluded that we require a valuation allowance offsetting our U.S. deferred tax assets.

Non-U.S. Deferred Tax Assets
We changed our judgment about the need for valuation allowances for deferred tax assets in certain non-U.S. jurisdictions as a result of changes in operating results and the outlook about the future operating performance in those jurisdictions.  As a result, we set up $1.9 million of valuation allowances in 2014 and reversed $0.2 million of valuation allowances in 2013 through continuing operations.

Goodwill, Other Intangible Assets and Property and Equipment Valuations

Accounting Policy

At December 31, 2014, we had property and equipment of $669.5 million, goodwill of $215.7 million and other intangible assets of $39.8 million, net of accumulated depreciation and amortization.  We review these assets for possible impairment using the guidance in FASB ASC Topic 350, Intangibles - Goodwill and Other, for goodwill and other intangible assets and FASB ASC Topic 360, Property, Plant and Equipment, for property and equipment.  Our review for impairment requires the use of significant judgments about the future performance of our operating subsidiaries. Due to the many variables inherent in the estimates of the fair value of these assets, differences in assumptions could have a material effect on the impairment analyses.

Application of Accounting Policy

Goodwill
We review goodwill for impairment annually and whenever events or circumstances make it more likely than not that impairment may have occurred.  We reorganized our management structure in the fourth quarter of 2014.  As a result, we have new operating segments and reporting units.  In addition to the annual test performed as of October 1, we performed an impairment test using the new reporting units in the fourth quarter of 2014.

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

For both impairment tests performed in the fourth quarter of 2014, we elected to bypass the optional qualitative assessment and we performed a quantitative goodwill impairment test instead.  We estimated the fair value of each reporting unit under each test using projections of cash flows and compared to its carrying value.

We completed the annual goodwill impairment test and concluded that the fair value of each reporting unit substantially exceeded its carrying value.  With one exception, our goodwill impairment test based on the new reporting units resulting from the fourth-quarter restructuring also indicated that the fair value of each new reporting unit substantially exceeded its carrying value.  For the Latin American Payment Services reporting unit, which has $1.4 million of goodwill at December 31, 2014, fair value exceeded carrying value by approximately 10%.

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

Estimates of Future Cash Flows
We made significant assumptions when preparing financial projections of free cash flow used in our impairment analyses, including assumptions of future results of operations, capital requirements, income taxes, long-term growth rates for determining terminal value, and discount rates.  Our projections assumed continued growth of our revenues and operating profit both in the U.S. and outside the U.S.  Our conclusions regarding asset impairment may have been different if we had used different assumptions.

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

To derive the Above-Mean Curve, Mercer uses only those bonds with a yield higher than the mean yield of the same portfolio of high quality bonds.  The Above-Mean Curve reflects the way an active investment manager would select high-quality bonds to match the cash flows of the plan.

Non-U.S. Plans
We use the same cash flow matching method to derive the discount rates of our major non-U.S. retirement plans.  Where the cash flow matching method is not possible, rates of local high-quality long-term corporate bonds are used to estimate the discount rate.

The discount rates for the primary U.S. pension plan, UMWA retiree medical plans and black lung obligations were:

	Primary U.S. Plan			UMWA Plans			Black Lung
	2014	2013	2012	2014	2013	2012	2014	2013	2012

Discount rate:
Retirement cost	5.0%	4.2%	4.6%	4.7%	3.9%	4.4%	4.4%	3.5%	4.2%
Benefit obligation at year end	4.1%	5.0%	4.2%	4.0%	4.7%	3.9%	3.7%	4.4%	3.5%

Sensitivity Analysis
The discount rate we select at year end materially affects the valuations of plan obligations at year end and calculations of net periodic expenses for the following year.  The tables below compare hypothetical plan obligation valuations for our largest plans as of December 31, 2014, actual expenses for 2014 and projected expenses for 2015 assuming we had used discount rates that were one percentage point lower or higher.

Plan Obligations at December 31, 2014

	Hypothetical		Hypothetical
(In millions)	1% lower	Actual	1% higher

Primary U.S. pension plan	$1,020.1	894.0	792.0
UMWA plans	517.4	461.8	416.0

Actual 2014 and Projected 2015 Expense (Income)

		Hypothetical sensitivity analysis			Hypothetical sensitivity analysis
(In millions, except for percentages)		for discount rate assumption			for discount rate assumption
	Actual	1% lower	1% higher	Projected	1% lower	1% higher
Years Ending December 31,	2014	2014	2014	2015	2015	2015

Primary U.S. pension plan
Discount rate assumption	5.0%	4.0%	6.0%	4.1%	3.1%	5.1%
Retirement cost	$9.2	18.7	1.2	$11.7	19.3	5.2

UMWA plans
Discount rate assumption	4.7%	3.7%	5.7%	4.0%	3.0%	5.0%
Retirement cost	$3.4	4.5	2.6	$9.6	10.8	8.6

Expected-Return-on-Assets Assumption
Our expected-return-on-assets assumption, which materially affects our net periodic benefit cost, reflects the long-term average rate of return we expect the plan assets to earn.  We select the expected-return-on-assets assumption using advice from our investment advisor and actuary considering each plan’s asset allocation targets and expected overall investment manager performance and a review of the most recent long-term historical average compounded rates of return, as applicable.  We selected 7.50% as the expected-return-on-assets assumption for our primary U.S. plan and 8.25% for our UMWA retiree medical plans as of December 31, 2014.  We selected 8.00% as the expected-return-on-assets assumption for our primary U.S. plan and 8.25% for our UMWA retiree medical plans as of December 31, 2013.

Over the last twenty and twenty-five years, the annual returns of our primary U.S. pension plan have averaged, on a compounded basis, 8.7%, while the 30-year compounded annual return averaged 9.9%.

Sensitivity Analysis
Effect of using different expected-rate-of-return assumptions.  Our 2014 and projected 2015 expense would have been different if we had used different expected-rate-of-return assumptions.  For every hypothetical change of one percentage point in the assumed long-term rate of return on plan assets (and holding other assumptions constant), our 2014 and 2015 expense would be as follows:

		Hypothetical sensitivity analysis			Hypothetical sensitivity analysis
		for expected-return-on asset			for expected-return-on asset
(In millions, except for percentages)		assumption			assumption
	Actual	1% lower	1% higher	Projected	1% lower	1% higher
Years Ending December 31,	2014	2014	2014	2015	2015	2015

Expected-return-on-asset assumption
Primary U.S. pension plan	8.00%	7.00%	9.00%	7.50%	6.50%	8.50%
UMWA plans	8.25%	7.25%	9.25%	8.25%	7.25%	9.25%

Primary U.S. pension plan	$9.2	17.2	1.2	$11.7	19.0	4.4
UMWA plans	3.4	6.2	0.8	9.6	12.2	7.2

Effect of improving or deteriorating actual future market returns.  Our funded status at December 31, 2015, and our 2016 expense will be different from currently projected amounts if our projected 2015 returns are better or worse than the returns we have assumed for each plan.

		Hypothetical sensitivity analysis of 2015 asset return
(In millions, except for percentages)		better or worse than expected
		Better	Worse
Years Ending December 31,	Projected	return	return

Return on investments in 2015
Primary U.S. pension plan	7.50%	15.00%	- %
UMWA plans	8.25%	16.50%	- %

Projected Funded Status at December 31, 2015
Primary U.S. pension plan	$(88)	(31)	(146)
UMWA plans	(195)	(174)	(215)

2016 Expense(a)
Primary U.S. pension plan	$6	4	8
UMWA plans	9	6	13

(a)	Actual future returns on investments will not affect our earnings until 2016 since the earnings in 2015 will be based on the "expected return on assets" assumption.

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

(In millions)	Based on market-related value of assets			Hypothetical(a)
	Actual	Projected	Projected
Years Ending December 31,	2014	2015	2016	2014	2015	2016

Primary U.S. pension plan expense (income)	$9.2	11.7	6.2	$3.1	6.1	2.6

(a)	Assumes that our accounting policy was to use the fair market value of assets instead of the market-related value of assets to determine our expense related to our primary U.S. pension plan.

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

For the UMWA plans, our largest retiree medical plans, we have assumed a medical inflation rate of 7% for 2015, and we project this rate to decline to 5% in 2021 and hold at 5% thereafter.  Our medical inflation rate assumption (including the assumption that medical inflation rates will gradually decline over the next seven years and hold at 5%) is based on macroeconomic assumptions of gross domestic growth rates, the excess of national health expenditures over other goods and services, and population growth.  The average annual medical inflation rate of the company over the last nine years was 5.2%.

If we had assumed that medical inflation rates were one percentage point higher in each future year, the plan obligation for these plans at December 31, 2014, would have been approximately $56.5 million higher and the expense for 2014 would have been $1.9 million higher.  If we had assumed that the medical inflation rates were one percentage point lower, the plan obligation at December 31, 2014, would have been approximately $47.5 million lower and the related 2014 expenses would have been $1.6 million lower.

If we had projected medical inflation rates to decline from 7% to 4.5% by 2028, instead of our projected decline to 5% by 2021, the plan obligation for the UMWA retiree medical benefit plan would have been $10.2 million higher for 2014 and our expense would be $1.2 million higher for 2015.

Excise Tax on Administrators by Patient Protection and Affordable Care Act
A 40% excise tax will be imposed on high-cost health plans (“Cadillac plans”) beginning in 2018.  The tax will apply to plan costs that exceed a certain threshold level for individuals and for families, which will be indexed to inflation.  Even though the tax is not assessed directly to an employer but rather to the benefits plan administrator, the cost is expected to be passed through to plan sponsors as higher premiums or higher claims administration fees, increasing the plan sponsor’s obligations.  We project that we will have to pay the benefits plan administrator this excise tax beginning in 2018, and our plan obligations at December 31, 2014, include $24.8 million related to this tax.  We are currently unable to reduce the benefit levels of our UMWA medical plans to avoid this excise tax because these benefit levels are required by the Coal Industry Retiree Health Benefit Act of 1992.

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

Numbers of Participants
Mortality tables.  The Society of Actuaries issued new mortality base tables (“RP-2014”) and a longevity improvement scale (“MP-2014”) in October of 2014, superseding the tables developed in 2000.  The new tables reflect that people in the U.S. are living significantly longer than estimated in the 2000 tables.

We adopted  the Mercer modified RP-2014 base table and Mercer modified MP-2014 projection scale, with Blue Collar adjustments for the majority of our U.S. retirement plans, and with White Collar adjustments for our nonqualified U.S. pension plan as of December 31, 2014.  The adoption of these tables significantly increased the estimated U.S. plans’ retirement obligations. The increases to our major U.S. plans were $45 million for the primary U.S. pension plan, $39 million for the UMWA retiree medical plans and $3 million for the black lung obligations.  These increases were recognized as benefit plan experience losses arising during the year in accumulated other comprehensive income (loss).

As of December 31, 2013, we used the tables developed by the Society of Actuaries in 2000 – the RP-2000 base table and the AA improvement scale, with similar Blue and White Collar adjustments.

Lump sum offer to participants in 2014.  In August 2014, we offered approximately 9,000 terminated participants that had not yet retired the option of receiving the value of their pension benefit in a lump-sum payment, or as a reduced annuity that would begin earlier.  The lump-sum elections were accepted by approximately 4,300 terminated participants resulting in payments by the plan of $149 million.  This action will further reduce the premiums paid to the Pension Benefit Guaranty Corporation (“PBGC”) as a portion of the premiums is based on the number of participants in the plan.  We recognized a settlement loss in the fourth quarter of 2014 related to the lump-sum payment of $56 million.

Number of participants. The number of participants by major plan in the past five years is as follows:
	Number of participants
Plan	2014	2013	2012	2011	2010
UMWA plans	3,900	4,100	4,300	4,400	4,600
Black Lung	700	710	780	800	800
U.S. pension	15,200	19,800	20,100	20,400	21,000

Because we are no longer operating in the coal industry, we anticipate that the number of participants in the UMWA retirement medical plan will decline over time due to mortality.  Because the U.S. pension plan has been frozen, the number of its participants will also decline over time.

Other Changes in 2014 for the Primary U.S. Pension Plan. As part of a pension de-risking strategy and in an effort to reduce the administrative costs associated with the primary U.S. pension plan, we contributed $87.2 million to the plan in 2014, including $28.9 million in payments that were not due until 2015 and $31.6 million in payments that were not due until 2016.  Accelerating the 2015 and 2016 contributions will reduce future PBGC premiums, an administrative cost of the plan.

Foreign Currency Translation

The majority of our subsidiaries outside the U.S. conduct business in their local currencies.  Our financial results are reported in U.S. dollars, which include the results of these subsidiaries.

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

Non-Highly Inflationary Economies
Assets and liabilities of foreign subsidiaries in non-highly inflationary economies are translated into U.S. dollars using rates of exchange at the balance sheet date.  Translation adjustments are recorded in other comprehensive income (loss).  Revenues and expenses are translated at rates of exchange in effect during the year.  Transaction gains and losses are recorded in net income (loss).

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

Application of Accounting Policy

Venezuela
Brink’s Venezuela accounted for $212 million or 6% of total Brink’s revenues and was a significant component of 2014 total operating profit before items not allocated to segments.  At December 31, 2014, we had investments in our Venezuelan operations of $59.6 million on an equity-method basis.  At December 31, 2014, we had bolivar denominated net monetary assets of $23.5 million, including $12.6 million of cash and cash equivalents denominated in bolivars.

The economy in Venezuela has had significant inflation in the last several years.  We consolidate our Venezuelan results using our accounting policy for subsidiaries operating in highly inflationary economies.

During the period from 2003 through February 2015, the Venezuelan government controlled the exchange of local currency into other currencies, including the U.S. dollar.  During this period, the Venezuelan government required that currency exchanges be made at official rates established by the government instead of allowing open markets to determine currency rates.  Different official rates existed for different industries and purposes.  The government did not approve all requests to convert bolivars to other currencies.

The government devalued the official rate for essential services in February 2013 from 5.3 to 6.3 bolivars to the dollar.

Late in 2013, the government added another official exchange process, known as SICAD, for travel and certain other purposes, made available at government discretion.  The published rate for this process in 2014 ranged from 10 to 12 bolivars to the U.S. dollar.  Since the end of the first quarter of 2013, we have only been able to obtain dollars once using the SICAD process.  We do not know whether we will be able to access the SICAD process again in the future.

In March 2014, the government initiated another exchange mechanism known as SICAD II.  Conversions under this mechanism were also subject to specific eligibility requirements.  Transactions were reported to be in a range of 49 to 52 bolivars to the dollar.  Through December 31, 2014, we received approval to obtain $1.2 million (weighted average exchange rate of 51) through the SICAD II mechanism.

In February 2015, the government replaced the SICAD II process with a new process, known locally as SIMADI.  The rates published in mid February 2015 ranged from 170 to 174 bolivars to the U.S. dollar.

As a result of the restrictions on currency exchange, we have in the past been unable to obtain sufficient U.S. dollars to purchase certain imported supplies and fixed assets to fully operate our business in Venezuela.  Consequently, we have occasionally purchased more expensive, bolivar-denominated supplies and fixed assets.  Furthermore, there is a risk that the SIMADI process will be discontinued or not accessible when needed in the future, which may prevent us from repatriating dividends or obtaining dollars to operate our Venezuelan operations.

Remeasurement rate during 2012. We used an official rate of 5.3 bolivars to the dollar to remeasure our bolivar-denominated monetary assets and liabilities into U.S. dollars and to translate our revenues and expenses.

Remeasurement rates during 2013.  Through January 31, 2013, we used an official rate of 5.3 bolivars to the dollar to remeasure our bolivar-denominated monetary assets and liabilities into U.S. dollars and to translate our revenues and expenses.  After the devaluation in February 2013, we began to use the 6.3 official exchange rate to remeasure bolivar denominated monetary assets and liabilities and to translate our revenues and expenses.  We recognized a $13.4 million net remeasurement loss in 2013 when we changed from the 5.3 to 6.3 exchange rate.  The after-tax effect of these losses attributable to noncontrolling interests was $4.7 million in 2013.

Remeasurement rates during 2014.  Through March 23, 2014, we used the official rate of 6.3 bolivars to the dollar to remeasure our bolivar denominated monetary assets and liabilities into U.S. dollars and to translate our revenues and expenses.  Effective March 24, 2014, we began to use the exchange rate published for the SICAD II process to remeasure bolivar denominated monetary assets and liabilities and to translate our revenues and expenses.  We recognized a $121.6 million net remeasurement loss in 2014 when we changed from the official rate of 6.3 to the SICAD II exchange rate, which averaged approximately 50 since opening on March 24, 2014 until implementation of a new exchange process in February 2015 (SIMADI).  Transaction gains and losses since March 31, 2014 have not been significant.  At December 31, 2014, the rate was approximately 50.  The after-tax effect of these losses attributable to noncontrolling interests was $39.7 million in 2014.

Remeasuring our Venezuelan results using the SICAD II rate has had the following effects on our reported results:
•	Brink’s Venezuela has become a less-significant component of Brink’s consolidated revenues and operating profit.
•
Brink’s Venezuela’s profit margin percentage declined as the historical U.S. dollar nonmonetary assets were not remeasured to a lower U.S. dollar basis but instead retained a historical higher basis which was used for depreciation and other expense attribution. Our nonmonetary assets were $59.9 million at December 31, 2013, and $55.0 million at December 31, 2014.

•	Our investment in our Venezuelan operations on an equity-method basis has declined. Our investment was $125.3 million at December 31, 2013, and $59.6 million at December 31, 2014.
•
Our bolivar-denominated net monetary assets included in our consolidated balance sheets have declined.  Our bolivar-denominated net monetary assets were $120.4 million (including $93.8 million of cash and cash equivalents) at December 31, 2013, and $23.5 million (including $12.6 million of cash and cash equivalents) at December 31, 2014.

Remeasurement rates expected during 2015.  We have not concluded how the elimination of the SICAD II exchange process will affect our remeasurement of our Venezuelan results in 2015.  If we conclude the new SIMADI process is appropriate, our results will experience similar types of effects as we experienced when we adopted the SICAD II rate, as described above, however the magnitude is expected to be lower.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard related to revenue recognition, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective on January 1, 2017. Early adoption is not permitted. The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application in retained earnings. We are assessing the potential impact of the new standard on financial reporting and have not yet selected a transition method.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently serve customers in more than 100 countries, including 41 countries where we operate subsidiaries.  These operations expose us to a variety of market risks, including the effects of changes in interest rates, commodity prices and foreign currency exchange rates.  These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program.

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

The sensitivity analyses discussed below for the market risk exposures were based on the facts and circumstances in effect at December 31, 2014.  Actual results will be determined by a number of factors that are not under management’s control and could vary materially from those disclosed.

Interest Rate Risk

We use both fixed and floating rate debt and leases to finance our operations. Floating rate obligations, including our Revolving Facility, expose us to fluctuations in cash flows due to changes in the general level of interest rates.  Fixed rate obligations, including our unsecured notes, are subject to fluctuations in fair values as a result of changes in interest rates.

Based on the contractual interest rates on the floating rate debt at December 31, 2014, a hypothetical 10% increase in rates would increase cash outflows by approximately $0.9 million over a twelve-month period.  In other words, our weighted average interest rate on our floating rate instruments was 2.7% per annum at December 31, 2014.  If that average rate were to increase by 0.3 percentage points to 3.0%, the cash outflows associated with these instruments would increase by $0.9 million annually.  The effect on the fair values on our unsecured notes for a hypothetical 10% decrease in the yield curve from year-end 2014 levels would result in a $1.7 million increase for our unsecured notes in the fair values of the debt.

Foreign Currency Risk

We have exposure to the effects of foreign currency exchange rate fluctuations on the results of all of our foreign operations.  Our foreign operations generally use local currencies to conduct business but their results are reported in U.S. dollars.

We are also exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of domestic and foreign operations.  To mitigate these exposures, we, from time to time, enter into foreign currency forward and swap contracts.  At December 31, 2014, the notional value of our shorter term outstanding foreign currency contracts was $43.0 million with average contract maturities of approximately one month.  These shorter term foreign currency contracts primarily offset exposures in the Mexican peso and the euro.  Additionally, these shorter term contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings. We also have a longer term cross currency swap contract to hedge exposure in the Brazilian real which is designated as a cash flow hedge for accounting purposes. At December 31, 2014, the notional value of that longer term contract was $20.8 million with a weighted average maturity of 1.6 years. We do not use derivative financial instruments to hedge investments in foreign subsidiaries since such investments are long-term in nature.

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from the 2014 levels against all other currencies of countries in which we have continuing operations are as follows:

	Hypothetical Effects
	Increase/ (decrease)
(In millions)	Venezuela	Other countries	Total

Effect on Earnings:
Translation of 2014 earnings into U.S. dollars	$(1.9)	(12.0)	(13.9)
Transaction gains (losses)	(2.3)	-	(2.3)
Effect on Other Comprehensive Income (Loss):
Translation of net assets of foreign subsidiaries	-	(63.4)	(63.4)

The hypothetical foreign currency effects above detail the consolidated effect attributable to Brink’s of a simultaneous change in the value of a large number of foreign currencies relative to the U. S. dollar.  The foreign currency exposure effect related to a change in an individual currency could be significantly different.

Venezuela
Brink’s Venezuela accounted for $212 million or 6% of total Brink’s revenues and was a significant component of 2014 total operating profit before items not allocated to segments.  Venezuela operates in a highly inflationary economy.

In February 2015, the government replaced the SICAD II process with a new process, known locally as SIMADI.  The SIMADI rate has ranged from 170 to 174 bolivars to the dollar between February 12 and February 26.   Had we used a rate of 170, our revenues in 2014 would have declined by $183 million and our operating profit before items not allocated to segments would have declined by $39 million.  Had a rate of 170 been in effect at December 31, 2014, we would have recognized additional currency losses to write down our net monetary assets of $16 million.

The investment in our Venezuelan subsidiaries, and cash and other net monetary assets held by these subsidiaries are as follows:
	December 31,
(In millions)	2014	2013

Equity-method investment in Venezuelan subsidiaries(a)	$59.6	125.3

Net monetary assets held by our Venezuelan subsidiaries
Cash and short-term investments denominated in U.S. dollars	$1.1	0.5
Net monetary assets denominated in bolivars:
Cash and cash equivalents	$12.6	93.8
Accounts receivable, accounts payable and other, net	10.9	26.6
Total	$23.5	120.4

(a)	The amount represents retained earnings net of currency translation adjustments of the business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE BRINK’S COMPANY

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2014

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (1992).”

Based on this assessment, our management believes that, as of December 31, 2014, our internal control over financial reporting is effective based on the COSO criteria.

KPMG LLP, the independent registered public accounting firm which audits our consolidated financial statements, has issued an attestation report of our internal control over financial reporting.  KPMG’s attestation report appears on page 62.

In May 2013, COSO issued an updated framework which superseded the 1992 framework in December 2014.  We intend to integrate the changes prescribed by the 2013 COSO Framework into management’s evaluation of the effectiveness of internal control over financial reporting during 2015.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Brink’s Company:

We have audited The Brink’s Company’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Brink’s Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Brink’s Company and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income (loss), comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 5, 2015, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia
March 5, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Brink’s Company:

We have audited the accompanying consolidated balance sheets of The Brink’s Company and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income (loss), comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2014.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Brink’s Company and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Brink’s Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia
March 5, 2015

THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets
	December 31,
(In millions, except for per share amounts)	2014	2013

ASSETS

Current assets:
Cash and cash equivalents	$176.2	255.5
Accounts receivable (net of allowance: 2014 - $10.0; 2013 - $8.2)	530.5	622.2
Prepaid expenses and other	129.0	153.0
Deferred income taxes	71.9	72.0
Total current assets	907.6	1,102.7

Property and equipment, net	669.5	758.7
Goodwill	215.7	240.2
Other intangibles	39.8	46.3
Deferred income taxes	289.5	251.7
Other	70.1	98.4

Total assets	$2,192.2	2,498.0

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$59.4	80.9
Current maturities of long-term debt	34.1	24.6
Accounts payable	168.6	185.6
Accrued liabilities	466.3	507.5
Total current liabilities	728.4	798.6

Long-term debt	373.3	330.5
Accrued pension costs	219.0	214.8
Retirement benefits other than pensions	257.1	186.0
Deferred income taxes	10.8	18.0
Other	129.8	170.6
Total liabilities	1,718.4	1,718.5

Commitments and contingent liabilities (notes 3, 4, 14, 16, 19 and 23)

Equity:
The Brink’s Company (“Brink’s”) shareholders:
Common stock, par value $1 per share:
Shares authorized: 100.0
Shares issued and outstanding: 2014 - 48.6; 2013 - 48.4	48.6	48.4
Capital in excess of par value	584.5	566.4
Retained earnings	592.9	696.4
Accumulated other comprehensive income (loss):
Benefit plan adjustments	(571.7)	(478.0)
Foreign currency translation	(222.1)	(141.5)
Unrealized gains on available-for-sale securities	1.4	1.6
Gains on cash flow hedges	0.4	0.6
Accumulated other comprehensive loss	(792.0)	(617.3)

Brink’s shareholders	434.0	693.9

Noncontrolling interests	39.8	85.6

Total equity	473.8	779.5

Total liabilities and equity	$2,192.2	2,498.0

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Income (Loss)
	Years Ended December 31,
(In millions, except for per share amounts)	2014	2013	2012

Revenues	$3,562.3	3,778.6	3,577.6

Costs and expenses:
Cost of revenues	2,948.2	3,059.2	2,894.2
Selling, general and administrative expenses	560.6	546.8	532.4
Total costs and expenses	3,508.8	3,606.0	3,426.6
Other operating income (expense)	(81.0)	(9.4)	11.2

Operating profit (loss)	(27.5)	163.2	162.2

Interest expense	(23.4)	(25.1)	(23.1)
Interest and other income (expense)	1.9	1.5	7.0
Income (loss) from continuing operations before tax	(49.0)	139.6	146.1
Provision for income taxes	36.7	49.3	23.0

Income (loss) from continuing operations	(85.7)	90.3	123.1

Loss from discontinued operations, net of tax	(29.1)	(9.2)	(13.4)

Net income (loss)	(114.8)	81.1	109.7
Less net income (loss) attributable to noncontrolling interests	(30.9)	24.3	20.8

Net income (loss) attributable to Brink’s	$(83.9)	56.8	88.9

Amounts attributable to Brink’s:
Continuing operations	$(54.8)	66.0	102.3
Discontinued operations	(29.1)	(9.2)	(13.4)

Net income (loss) attributable to Brink’s	$(83.9)	56.8	88.9

Earnings (loss) per share attributable to Brink’s common shareholders(a):
Basic:
Continuing operations	$(1.12)	1.36	2.12
Discontinued operations	(0.59)	(0.19)	(0.28)
Net income (loss)	(1.71)	1.17	1.84

Diluted:
Continuing operations	$(1.12)	1.35	2.11
Discontinued operations	(0.59)	(0.19)	(0.28)
Net income (loss)	(1.71)	1.16	1.83

Weighted-average shares
Basic	49.0	48.7	48.4
Diluted	49.0	49.0	48.6

(a) Amounts may not add due to rounding.

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Comprehensive Income (Loss)
	Years Ended December 31,
(In millions)	2014	2013	2012

Net income (loss)	$(114.8)	81.1	109.7

Benefit plan adjustments:
Benefit plan experience gains (losses)	(134.3)	265.0	27.3
Benefit plan prior service (costs) credits	(2.9)	63.0	(5.8)
Deferred profit sharing	0.3	(0.3)	0.5
Total benefit plan adjustments	(136.9)	327.7	22.0

Foreign currency translation adjustments	(87.0)	(32.8)	3.4
Unrealized net gains (losses) on available-for-sale securities	(0.4)	0.1	(2.1)
Gains (loss) on cash flow hedges	(0.2)	0.6	-
Other comprehensive income (loss) before tax	(224.5)	295.6	23.3
Provision (benefit) for income taxes	(43.0)	141.0	9.3

Other comprehensive income (loss)	(181.5)	154.6	14.0

Comprehensive income (loss)	(296.3)	235.7	123.7
Less comprehensive income (loss) attributable to noncontrolling interests	(37.7)	22.5	20.3

Comprehensive income (loss) attributable to Brink’s	$(258.6)	213.2	103.4

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Equity

Years Ended December 31, 2014, 2013 and 2012

			Capital		Accumulated	Attributable
			in Excess		Other	to
		Common	of Par	Retained	Comprehensive	Noncontrolling
(In millions)	Shares	Stock	Value	Earnings	Loss	Interests	Total
Balance as of December 31, 2011	46.9	46.9	559.5	589.5	(787.9)	74.4	482.4
Net income	-	-	-	88.9	-	20.8	109.7
Other comprehensive income (loss)	-	-	-	-	14.5	(0.5)	14.0
Shares contributed to pension plan (see note 18)	0.4	0.4	8.6	-	-	-	9.0
Dividends to:
Brink’s common shareholders ($0.40 per share)	-	-	-	(19.0)	-	-	(19.0)
Noncontrolling interests	-	-	-	-	-	(13.0)	(13.0)
Share-based compensation:
Stock options and awards:
Compensation expense	-	-	8.0	-	-	-	8.0
Consideration from exercise of stock options	-	-	1.4	-	-	-	1.4
Reduction in excess tax benefit of stock compensation	-	-	(2.7)	-	-	-	(2.7)
Other share-based benefit programs	0.5	0.5	(3.7)	(0.3)	-	-	(3.5)
Acquisitions of noncontrolling interests	-	-	(2.8)	-	-	(7.3)	(10.1)
Capital contributions from noncontrolling interest	-	-	-	-	-	0.6	0.6
Balance as of December 31, 2012	47.8	47.8	568.3	659.1	(773.4)	75.0	576.8
Net income	-	-	-	56.8	-	24.3	81.1
Other comprehensive income (loss)	-	-	-	-	156.4	(1.8)	154.6
Dividends to:
Brink’s common shareholders ($0.40 per share)	-	-	-	(19.2)	-	-	(19.2)
Noncontrolling interests	-	-	-	-	-	(6.0)	(6.0)
Share-based compensation:
Stock options and awards:
Compensation expense	-	-	9.9	-	-	-	9.9
Consideration from exercise of stock options	0.3	0.3	6.4	-	-	-	6.7
Reduction in excess tax benefit of stock compensation	-	-	(2.8)	-	-	-	(2.8)
Other share-based benefit programs	0.3	0.3	(3.6)	(0.3)	-	-	(3.6)
Acquisitions of noncontrolling interests	-	-	(11.8)	-	(0.3)	(6.4)	(18.5)
Capital contributions from noncontrolling interest	-	-	-	-	-	0.5	0.5
Balance as of December 31, 2013	48.4	48.4	566.4	696.4	(617.3)	85.6	779.5
Net loss	-	-	-	(83.9)	-	(30.9)	(114.8)
Other comprehensive loss	-	-	-	-	(174.7)	(6.8)	(181.5)
Dividends to:
Brink’s common shareholders ($0.40 per share)	-	-	-	(19.4)	-	-	(19.4)
Noncontrolling interests	-	-	-	-	-	(8.6)	(8.6)
Share-based compensation:
Stock options and awards:
Compensation expense	-	-	17.3	-	-	-	17.3
Consideration from exercise of stock options	-	-	0.4	-	-	-	0.4
Reduction in excess tax benefit of stock compensation	-	-	(0.6)	-	-	-	(0.6)
Other share-based benefit programs	0.2	0.2	1.0	(0.2)	-	-	1.0
Capital contributions from noncontrolling interest	-	-	-	-	-	0.5	0.5
Balance as of December 31, 2014	48.6	$48.6	584.5	592.9	(792.0)	39.8	473.8

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Cash Flows
	Years Ended December 31,
(In millions)	2014	2013	2012

Cash flows from operating activities:
Net income (loss)	$(114.8)	81.1	109.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net of tax	29.1	9.2	13.4
Depreciation and amortization	161.9	165.8	148.4
Share-based compensation expense	17.3	9.9	8.0
Deferred income taxes	(28.4)	(34.6)	(43.5)
Gains and losses:
Available-for-sale securities	(0.4)	(0.4)	(2.9)
Property and other assets	(44.9)	(2.4)	(7.6)
Business acquisitions and dispositions	-	(2.8)	(0.8)
Impairment losses	3.3	2.9	2.4
Retirement benefit funding (more) less than expense:
Pension	(23.6)	11.3	(1.9)
Other than pension	1.5	15.0	22.3
Remeasurement losses due to Venezuela currency devaluations	121.6	13.4	-
Other operating	7.6	2.3	11.7
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and income taxes receivable	(90.7)	(69.7)	(70.6)
Accounts payable, income taxes payable and accrued liabilities	105.5	23.6	15.7
Customer obligations	15.4	(9.7)	13.9
Prepaid and other current assets	(9.9)	(19.4)	3.9
Other	(14.7)	(11.0)	7.5
Discontinued operations	5.5	17.0	20.9
Net cash provided by operating activities	141.3	201.5	250.5

Cash flows from investing activities:
Capital expenditures	(136.1)	(172.9)	(170.9)
Acquisitions	(4.6)	(18.1)	(17.2)
Sales of available-for-sale securities	0.9	9.9	15.4
Sales of other investments and property	62.7	5.9	12.5
Redemption of cash-surrender value of life insurance policies	-	-	6.2
Other	(3.6)	(0.5)	4.9
Discontinued operations	(13.3)	52.7	(18.2)
Net cash used by investing activities	(94.0)	(123.0)	(167.3)

Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term debt	(7.8)	60.5	3.3
Long-term revolving credit facilities	115.0	13.8	(4.5)
Other long-term debt:
Borrowings	7.5	3.8	9.7
Repayments	(81.0)	(27.3)	(29.7)
Acquisition of a noncontrolling interest in a subsidiary	-	(18.5)	(9.4)
Payment of acquisition-related obligation	-	(12.8)	-
Dividends to:
Shareholders of Brink’s	(19.4)	(19.2)	(19.0)
Noncontrolling interests in subsidiaries	(8.6)	(6.0)	(13.0)
Proceeds from exercise of stock options	0.4	6.7	1.4
Minimum tax withholdings associated with share-based compensation	(1.2)	(3.5)	(5.6)
Other	(1.6)	(1.0)	(1.0)
Discontinued operations	-	(2.5)	(0.2)
Net cash used by financing activities	3.3	(6.0)	(68.0)
Effect of exchange rate changes on cash and cash equivalents	(129.9)	(18.7)	3.6
Cash and cash equivalents:
Increase (decrease)	(79.3)	53.8	18.8
Balance at beginning of period	255.5	201.7	182.9
Balance at end of period	$176.2	255.5	201.7

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

Revenue Recognition
Revenue is recognized when services related to armored vehicle transportation, ATM services, cash management services, payment services, guarding and the secure international transportation of valuables are performed. Customer contracts have prices that are fixed and determinable and we assess the customer’s ability to meet the contractual terms, including payment terms, before entering into contracts.  Customer contracts generally are automatically extended after the initial contract period until either party terminates the agreement.  Taxes collected from customers and remitted to governmental authorities are not included in revenues in the consolidated statements of income (loss).

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits and investments with original maturities of three months or less.  Cash and cash equivalents includes amounts held by certain of our secure cash management services operations for customers for which, under local regulations, the title transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources.  We record a liability for the amounts owed to customers (see note 12).

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

Goodwill and Other Intangible Assets
Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired.  Intangible assets arising from business acquisitions include customer lists, customer relationships, covenants not to compete, trademarks and other identifiable intangibles.  At December 31, 2014, finite-lived intangible assets have remaining useful lives ranging from 1 to 13 years and are amortized based on the pattern in which the economic benefits are used or on a straight-line basis.

Impairment of Long-Lived Assets
Goodwill is not amortized but is tested at least annually for impairment at the reporting unit level, which is at the operating segment level or one level below an operating segment. Goodwill is assigned to one or more reporting units at the date of acquisition. Prior to the restructuring of our global organization in the fourth quarter of 2014, our reporting units were Latin America, EMEA, North America and Asia Pacific. We performed our annual goodwill impairment test on these reporting units as of October 1, 2014.

After the 2014 restructuring, we now have ten reporting units which are comprised of:
•	each of the five countries within Largest 5 Markets (U.S., France, Mexico, Brazil and Canada),
•	each of the three regions within Global Markets (Latin America, EMEA and Asia),
•	the Latin American Payment Services businesses, and
•	the U.S. Payment Services business
We performed a goodwill impairment test on the new reporting units that had goodwill as of December 31, 2014.

For both goodwill impairment tests performed in the fourth quarter of 2014, we performed quantitative analyses to determine whether reporting unit fair values exceeded their carrying amounts. We based our estimates of fair value on projected future cash flows and completed these impairment tests, as well as the annual tests in the previous two years, with no impairment charges required.

Indefinite-lived intangibles are also tested for impairment at least annually by comparing their carrying values to their estimated fair values. We have had no significant impairments of indefinite-lived intangibles in the last three years.

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

We used Mercer’s Above-Mean Curve to determine the discount rates for year-end benefit obligations.

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

Assets and liabilities of foreign subsidiaries in non-highly inflationary economies are translated into U.S. dollars using rates of exchange at the balance sheet date.  Translation adjustments are recorded in other comprehensive income (loss).  Revenues and expenses are translated at rates of exchange in effect during the year.  Transaction gains and losses are recorded in net income (loss).

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

Venezuela
Brink’s Venezuela accounted for $212 million or 6% of total Brink’s revenues and a significant component of 2014 total operating profit before items not allocated to segments.  At December 31, 2014, we had investments in our Venezuelan operations of $59.6 million on an equity-method basis.  At December 31, 2014, we had bolivar denominated net monetary assets of $23.5 million, including $12.6 million of cash and cash equivalents denominated in bolivars.

The economy in Venezuela has had significant inflation in the last several years.  We consolidate our Venezuelan results using our accounting policy for subsidiaries operating in highly inflationary economies.

During the period from 2003 through February 2015, the Venezuelan government controlled the exchange of local currency into other currencies, including the U.S. dollar.  During this period, the Venezuelan government required that currency exchanges be made at official rates established by the government instead of allowing open markets to determine currency rates.  Different official rates existed for different industries and purposes.  The government did not approve all requests to convert bolivars to other currencies.

The government devalued the official rate for essential services in February 2013 from 5.3 to 6.3 bolivars to the dollar.

Late in 2013, the government added another official exchange process, known as SICAD, for travel and certain other purposes, made available at government discretion.  The published rate for this process in 2014 ranged from 10 to 12 bolivars to the U.S. dollar.  Since the end of the first quarter of 2013, we have only been able to obtain dollars once using the SICAD process.  We do not know whether we will be able to access the SICAD process again in the future.

In March 2014, the government initiated another exchange mechanism known as SICAD II.  Conversions under this mechanism were also subject to specific eligibility requirements.  Transactions were reported to be in a range of 49 to 52 bolivars to the dollar.  Through December 31, 2014, we received approval to obtain $1.2 million (weighted average exchange rate of 51) through the SICAD II mechanism.

In February 2015, the government replaced the SICAD II process with a new process, known locally as SIMADI.  The rates published in mid February 2015 ranged from 170 to 174 bolivars to the U.S. dollar.

As a result of the restrictions on currency exchange, we have in the past been unable to obtain sufficient U.S. dollars to purchase certain imported supplies and fixed assets to fully operate our business in Venezuela.  Consequently, we have occasionally purchased more expensive, bolivar-denominated supplies and fixed assets.  Furthermore, there is a risk that the new SIMADI process will be discontinued or not accessible when needed in the future, which may prevent us from repatriating dividends or obtaining dollars to operate our Venezuelan operations.

Remeasurement rate during 2012.  We used an official rate of 5.3 bolivars to the dollar to remeasure our bolivar-denominated monetary assets and liabilities into U.S. dollars and to translate our revenues and expenses.

Remeasurement rates during 2013.  Through January 31, 2013, we used an official rate of 5.3 bolivars to the dollar to remeasure our bolivar-denominated monetary assets and liabilities into U.S. dollars and to translate our revenues and expenses.  After the devaluation in February 2013, we began to use the 6.3 official exchange rate to remeasure bolivar denominated monetary assets and liabilities and to translate our revenues and expenses.  We recognized a $13.4 million net remeasurement loss in 2013 when we changed from the 5.3 to 6.3 exchange rate.  The after-tax effect of these losses attributable to noncontrolling interests was $4.7 million in 2013.

Remeasurement rates during 2014.  Through March 23, 2014, we used the official rate of 6.3 bolivars to the dollar to remeasure our bolivar denominated monetary assets and liabilities into U.S. dollars and to translate our revenues and expenses.  Effective March 24, 2014, we began to use the exchange rate published for the SICAD II process to remeasure bolivar denominated monetary assets and liabilities and to translate our revenues and expenses.  We recognized a $121.6 million net remeasurement loss in 2014 when we changed from the official rate of 6.3 to the SICAD II exchange rate, which averaged approximately 50 since opening on March 24, 2014 until implementation of a new exchange process in February 2015 (SIMADI).  Transaction gains and losses since March 31, 2014 have not been significant.  At December 31, 2014, the rate was approximately 50.  The after-tax effect of these losses attributable to noncontrolling interests was $39.7 million in 2014.

Remeasuring our Venezuelan results using the SICAD II rate has had the following effects on our reported results:
•	Brink’s Venezuela has become a less-significant component of Brink’s consolidated revenues and operating profit.
•
Brink’s Venezuela’s profit margin percentage declined as the historical U.S. dollar nonmonetary assets were not remeasured to a lower U.S. dollar basis but instead retained a historical higher basis which was used for depreciation and other expense attribution. Our nonmonetary assets were $59.9 million at December 31, 2013, and $55.0 million at December 31, 2014.

•	Our investment in our Venezuelan operations on an equity-method basis has declined. Our investment was $125.3 million at December 31, 2013, and $59.6 million at December 31, 2014.
•
Our bolivar-denominated net monetary assets included in our consolidated balance sheets have declined.  Our bolivar-denominated net monetary assets were $120.4 million (including $93.8 million of cash and cash equivalents) at December 31, 2013, and $23.5 million (including $12.6 million of cash and cash equivalents) at December 31, 2014.

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

New Accounting Standard
In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard related to revenue recognition, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective on January 1, 2017. Early adoption is not permitted. The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application in retained earnings. We are assessing the potential impact of the new standard on financial reporting and have not yet selected a transition method.

Note 2 – Segment Information

We identify our operating segments based on how our chief operating decision maker (“CODM”) allocates resources, assesses performance and makes decisions.  Our CODM is our President and Chief Executive Officer.  Our CODM evaluates performance and allocates resources to each operating segment based on operating profit or loss, excluding income and expenses not allocated to segments.

Effective December 2014, we reorganized the majority of Brink’s country operations under two business units: Largest 5 Markets (including U.S., France, Mexico, Brazil and Canada), and Global Markets (for the 36 countries besides the Largest 5 Markets). Country operations typically provide Cash-in-Transit (“CIT”) Services, ATM Services, Cash Management Services and Global Services.  Reporting lines within these two business units are supplemented by a matrixed, centralized management of the Global Services operations. The Payment Services business has a centralized organizational structure.

As a result of this reorganization, beginning in 2014, we report financial results in the following nine operating segments:
•	Each of the five countries within Largest 5 Markets (U.S., France, Mexico, Brazil and Canada)
•	Each of the three regions within Global Markets (Latin America, EMEA and Asia)
•	Payment Services

We currently serve customers in more than 100 countries, including 41 countries where we operate subsidiaries.

The primary services of the reportable segments include:
•	CIT Services – armored vehicle transportation of valuables
•	ATM Services – replenishing and maintaining customers’ automated teller machines; providing network infrastructure services
•	Global Services – secure international transportation of valuables
•	Cash Management Services
o	Currency and coin counting and sorting; deposit preparation and reconciliations; other cash management services
o	Safe and safe control device installation and servicing (including our patented CompuSafe® service)
o	Check and cash processing services for banking customers (“Virtual Vault Services”)
o	Check imaging services for banking customers
•
Payment Services – bill payment and processing services on behalf of utility companies and other billers at any of our Brink’s or Brink’s operated  payment locations in Latin America and Brink’s Money™ general purpose reloadable prepaid cards and payroll cards in the U.S.

•
Guarding Services – protection of airports, offices, and certain other locations in Europe with or without electronic surveillance, access control, fire prevention and highly trained patrolling personnel

	Revenues			Operating Profit (Loss)
	Years Ended December 31,			Years Ended December 31,
(In millions)	2014	2013	2012	2014	2013	2012

Reportable Segments:
U.S.	$727.8	707.5	706.7	$22.8	12.8	32.0
France	517.4	517.6	511.4	39.4	44.5	39.7
Mexico	388.2	423.9	395.0	9.6	26.9	17.7
Brazil	364.1	354.4	363.6	34.2	41.1	39.9
Canada	179.7	191.4	187.5	12.8	10.5	9.3
Largest 5 Markets	2,177.2	2,194.8	2,164.2	118.8	135.8	138.6
Latin America	592.4	854.2	744.4	90.6	136.2	90.0
EMEA	556.3	540.6	503.1	52.5	47.0	45.3
Asia	139.8	134.2	125.9	23.1	21.0	14.8
Global Markets	1,288.5	1,529.0	1,373.4	166.2	204.2	150.1
Payment Services	96.6	54.8	40.0	(4.9)	1.0	1.2
Total reportable segments	3,562.3	3,778.6	3,577.6	280.1	341.0	289.9

Reconciling Items:
Corporate items:
General, administrative and other expenses	-	-	-	(108.8)	(116.4)	(87.4)
Reconciliation of segment policies to GAAP	-	-	-	(2.3)	2.7	4.5
Other items not allocated to segments:
FX devaluation in Venezuela	-	-	-	(142.7)	(14.6)	-
U.S. retirement plans (see note 3)	-	-	-	(73.1)	(52.9)	(56.2)
2014 Reorganization and Restructuring	-	-	-	(21.8)	-	-
Acquisitions and dispositions	-	-	-	49.4	5.8	14.6
Mexican settlement losses (see note 3)	-	-	-	(5.9)	(2.4)	(3.2)
Share-based compensation adj. (see note 17)	-	-	-	(2.4)	-	-
Total	$3,562.3	3,778.6	3,577.6	$(27.5)	163.2	162.2

FX devaluation in Venezuela  The rate we use to remeasure operations in Venezuela declined 16% in February 2013 (from 5.3 to 6.3 bolivars to the U.S. dollar) and 88% in March 2014 (from 6.3 to 50 bolivars to the U.S. dollar).  Expenses related to remeasured net monetary assets were $121.6 million in 2014 and $13.4 million in 2013.  In addition, nonmonetary assets were not remeasured to a lower basis when the currency devalued.  Instead, under highly inflationary accounting rules, these assets retained their higher historical bases, which excess is recognized in earnings as the asset is consumed resulting in incremental expense until the excess bases are depleted.   Higher expenses related to nonmonetary assets were $21.1 million in 2014 and $1.2 million in 2013.  Expenses related to these Venezuelan devaluations have not been allocated to segment results.

2014 Reorganization and Restructuring  Brink’s reorganized and restructured its business in December 2014, eliminating the management roles and structures in its former Latin America and EMEA regions and is substantially complete with implementing a plan to reduce the cost structure of various country operations by eliminating approximately 1,700 positions across its global workforce.  Severance costs of $21.8 million associated with these actions were recognized in 2014. These amounts have not been allocated to segment results.

Acquisitions and dispositions  Gains and losses related to acquisitions and dispositions that have not been allocated to segment results are described below:
•
Brink’s sold an equity investment in a CIT business in Peru and recognized a $44.3 million gain in 2014.  Other divestiture gains in 2014 were $0.6 million. Equity earnings related to our former investment in Peru recognized in prior periods ($3.8 million in 2014, $6.1 million in 2013 and $5.8 million in 2012).

•
Adjustments to the 2010 business acquisition gain for Mexico ($0.7 million favorable adjustment in 2014, $1.1 million in unfavorable adjustments in 2013 and a $2.1 million favorable adjustment in 2012).

•	Adjustments to the purchase price of the January 2013 acquisition of Rede Trel in Brazil ($1.7 million of favorable adjustments in 2013).
•	The $0.9 million impairment in 2013 of an intangible asset acquired in the 2009 India acquisition.
•	A 2012 gain on the sale of real estate in Venezuela ($7.2 million).
•	Unfavorable adjustments of $0.5 million recognized in 2012 related to various acquisitions and dispositions.

	Years Ended December 31,
(In millions)	2014	2013	2012

Capital Expenditures by Business Segment
U.S.	$31.1	42.4	39.0
France	17.9	13.8	15.8
Mexico	13.3	24.5	27.4
Brazil	14.7	13.2	12.4
Canada	6.4	9.6	9.1
Largest 5 Markets	83.4	103.5	103.7
Latin America	22.4	26.8	37.3
EMEA	9.2	8.9	9.8
Asia	3.6	2.4	4.4
Global Markets	35.2	38.1	51.5
Payment Services	0.8	1.5	1.8
Segments	119.4	143.1	157.0
Corporate items	16.7	29.8	13.9
Total	$136.1	172.9	170.9

Depreciation and Amortization by Business Segment
Depreciation and amortization of property and equipment:
U.S.	$49.8	49.1	45.6
France	19.3	22.1	20.6
Mexico	19.6	19.2	14.3
Brazil	8.8	9.0	8.7
Canada	8.5	8.3	9.0
Largest 5 Markets	106.0	107.7	98.2
Latin America	21.9	22.5	21.1
EMEA	13.6	16.9	12.5
Asia	3.2	3.7	3.6
Global Markets	38.7	43.1	37.2
Payment Services	2.2	2.2	1.3
Segments	146.9	153.0	136.7
Corporate items	9.5	6.4	4.5
Depreciation and amortization of property and equipment	156.4	159.4	141.2

Amortization of intangible assets:
U.S.	-	0.2	0.3
France	0.3	0.4	0.3
Brazil	1.4	1.7	2.1
Largest 5 Markets	1.7	2.3	2.7
Latin America	0.3	0.4	0.4
EMEA	1.1	1.2	2.3
Asia	0.9	1.0	1.1
Global Markets	2.3	2.6	3.8
Payment Services	1.5	1.5	0.7
Amortization of intangible assets	5.5	6.4	7.2
Total	$161.9	165.8	148.4

	December 31,
(In millions)	2014	2013	2012

Assets held by Segment
U.S.	$327.4	330.0	345.2
France	244.7	246.6	244.1
Mexico	258.9	285.1	269.3
Brazil	165.0	165.8	165.7
Canada	92.3	96.5	120.4
Largest 5 Markets	1,088.3	1,124.0	1,144.7
Latin America	296.0	521.1	418.0
EMEA	308.0	382.8	433.9
Asia	109.2	115.1	148.3
Global Markets	713.2	1,019.0	1,000.2
Payment Services	63.7	72.0	27.9
Segments	1,865.2	2,215.0	2,172.8
Corporate items	327.0	283.0	381.1
Total	$2,192.2	2,498.0	2,553.9

Long-Lived Assets by Geographic Area(a)
Non-U.S.:
France	$75.7	88.5	94.3
Mexico	114.4	136.8	133.7
Brazil	47.9	47.6	47.9
Canada	47.9	50.7	68.4
Other	175.5	216.3	240.0
Subtotal	461.4	539.9	584.3
U.S.	208.1	218.8	209.5
Total	$669.5	758.7	793.8

(a) Long-lived assets include only property and equipment.

	Years Ended December 31,
(In millions)	2014	2013	2012

Revenues by Geographic Area(a)
Outside the U.S.:
France	$517.4	542.5	535.5
Mexico	388.5	424.1	395.0
Brazil	442.3	392.0	388.3
Canada	179.7	191.4	187.5
Other	1,305.8	1,521.1	1,364.6
Subtotal	2,833.7	3,071.1	2,870.9
U.S.	728.6	707.5	706.7
Total	$3,562.3	3,778.6	3,577.6

(a)
Revenues are recorded in the country where service is initiated or performed. No single customer represents more than 10% of total revenue.  Geographic disclosures of country revenues include the Payments Services segment in Mexico, Brazil, Colombia and the U.S.

	December 31,
(In millions)	2014	2013	2012

Net assets outside the U.S.
France	$96.3	110.8	79.2
Other EMEA countries	146.1	180.6	192.9
Mexico	88.4	101.2	131.5
Brazil	111.1	105.2	103.1
Other Latin America countries	182.4	273.0	203.6
Asian countries	69.2	72.7	89.1
Canada	53.4	69.3	43.2
Total	$746.9	912.8	842.6

(In millions)	2014	2013	2012

Information about Unconsolidated Equity Affiliates held by Global Markets – Asia Segment:
Carrying value of investments at December 31	$2.7	2.3	1.8
Undistributed earnings at December 31	1.1	0.8	0.4
Share of earnings included in Brink's consolidated earnings during the year	0.5	0.7	0.2

Brink’s sold an equity investment in a CIT business in Peru in 2014. This investment is not allocated to segments. The carrying value was $13.5 million at December 31, 2013, and $13.8 million at December 31, 2012. The equity earnings from this investment were $3.8 million in 2014, $6.1 million in 2013 and $5.8 million in 2012.

Note 3 – Retirement Benefits

Defined-benefit Pension Plans

Summary
We have various defined-benefit pension plans covering eligible current and former employees.  Benefits under most plans are based on salary and years of service.  Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005.  There are limits to the amount of benefits which can be paid to participants from a U.S. qualified pension plan.  We maintain a nonqualified U.S. plan to pay benefits for those eligible current and former employees in the U.S. whose benefits exceed the regulatory limits.

Components of Net Periodic Pension Cost

(In millions)	U.S. Plans			Non-U.S. Plans			Total
Years Ended December 31,	2014	2013	2012	2014	2013	2012	2014	2013	2012

Service cost	$-	-	-	$12.5	15.0	11.1	$12.5	15.0	11.1
Interest cost on projected benefit obligation	45.3	42.2	43.8	18.4	19.1	19.1	63.7	61.3	62.9
Return on assets – expected	(63.9)	(56.9)	(60.0)	(14.4)	(12.9)	(12.2)	(78.3)	(69.8)	(72.2)
Amortization of losses	28.2	45.1	39.5	2.3	6.1	4.0	30.5	51.2	43.5
Amortization of prior service cost	-	-	-	1.0	0.8	2.0	1.0	0.8	2.0
Settlement loss (a)	56.1	0.1	5.0	6.3	2.6	3.3	62.4	2.7	8.3
Net periodic pension cost	$65.7	30.5	28.3	$26.1	30.7	27.3	$91.8	61.2	55.6

Included in:
Continuing operations	$65.7	30.5	28.3	$24.4	28.7	25.2	$90.1	59.2	53.5
Discontinued operations	-	-	-	1.7	2.0	2.1	1.7	2.0	2.1
Net periodic pension cost	$65.7	30.5	28.3	$26.1	30.7	27.3	$91.8	61.2	55.6
(a)
Settlement losses recognized in the U.S. in 2014 relate to a lump-sum buy-out of 4,300 participants.  See “2014 Lump-sum Buy-out” below.  Settlement losses outside the U.S. relate primarily to terminated employees that participate in a Mexican severance indemnity program that is accounted for as a defined benefit plan.

Obligations and Funded Status
Changes in the projected benefit obligation (“PBO”) and plan assets for our pension plans are as follows:

(In millions)	U.S. Plans		Non-U.S. Plans		Total
Years Ended December 31,	2014	2013	2014	2013	2014	2013

Benefit obligation at beginning of year	$934.9	1,031.3	390.4	392.3	1,325.3	1,423.6
Service cost	-	-	12.5	15.0	12.5	15.0
Interest cost	45.3	42.2	18.4	19.1	63.7	61.3
Participant contributions	-	-	4.2	3.8	4.2	3.8
Plan amendments	-	-	(0.1)	(4.9)	(0.1)	(4.9)
Curtailments	-	-	(0.1)	(0.2)	(0.1)	(0.2)
Settlements(a)	(149.0)	(0.5)	-	(2.0)	(149.0)	(2.5)
Benefits paid	(44.9)	(43.6)	(24.2)	(18.8)	(69.1)	(62.4)
Sale of Brink’s Netherlands	-	-	(132.7)	-	(132.7)	-
Actuarial (gains) losses	117.8	(94.5)	59.7	(8.0)	177.5	(102.5)
Foreign currency exchange effects	-	-	(45.0)	(5.9)	(45.0)	(5.9)
Benefit obligation at end of year	$904.1	934.9	283.1	390.4	1,187.2	1,325.3

Fair value of plan assets at beginning of year	$811.8	756.3	322.0	283.0	1,133.8	1,039.3
Return on assets – actual	80.6	85.5	23.8	16.6	104.4	102.1
Participant contributions	-	-	4.2	3.8	4.2	3.8
Employer contributions	87.8	14.1	31.0	40.1	118.8	54.2
Settlements(a)	(149.0)	(0.5)	-	(2.0)	(149.0)	(2.5)
Benefits paid	(44.9)	(43.6)	(24.2)	(18.8)	(69.1)	(62.4)
Sale of Brink’s Netherlands	-	-	(157.2)	-	(157.2)	-
Foreign currency exchange effects	-	-	(20.3)	(0.7)	(20.3)	(0.7)
Fair value of plan assets at end of year	$786.3	811.8	179.3	322.0	965.6	1,133.8

Funded status	$(117.8)	(123.1)	(103.8)	(68.4)	(221.6)	(191.5)

Included in:
Noncurrent asset	$-	-	-	(28.6)	-	(28.6)
Current liability, included in accrued liabilities	0.6	0.8	2.0	4.5	2.6	5.3
Noncurrent liability	117.2	122.3	101.8	92.5	219.0	214.8
Net pension liability	$117.8	123.1	103.8	68.4	221.6	191.5
(a)	The 2014 U.S. settlement reflects the lump-sum elections accepted by approximately 4,300 terminated participants. See “2014 Lump-sum Buy-out” below.

Other Changes in Plan Assets and Benefit Recognized in Other Comprehensive Income (Loss)

(In millions)	U.S. Plans		Non-U.S. Plans		Total
Years Ended December 31,	2014	2013	2014	2013	2014	2013

Benefit plan net experience losses recognized in
accumulated other comprehensive income (loss):
Beginning of year	$(323.6)	(491.9)	(39.2)	(59.7)	(362.8)	(551.6)
Net experience gains (losses) arising during the year	(101.1)	123.1	(50.3)	11.7	(151.4)	134.8
Reclassification adjustment for amortization of
prior experience losses included in net income (loss)(a)	84.3	45.2	3.8	8.8	88.1	54.0
End of year	$(340.4)	(323.6)	(85.7)	(39.2)	(426.1)	(362.8)

Benefit plan prior service cost recognized in
accumulated other comprehensive income (loss):
Beginning of year	$-	-	(10.2)	(15.8)	(10.2)	(15.8)
Prior service credit (cost) from plan amendments
during the year	-	-	0.1	4.9	0.1	4.9
Reclassification adjustment for amortization of
prior service cost included in net income (loss)(a)	-	-	0.8	0.7	0.8	0.7
End of year	$-	-	(9.3)	(10.2)	(9.3)	(10.2)

(a)
Includes $5.0 million of reclassification adjustments in net income (loss) in 2014 related to the sale of CIT operations in the Netherlands.  These amounts are included in loss from discontinued operations in the income statement and as such are not included in amortization of losses in net periodic postretirement cost.

Approximately $36.5 million of experience loss and $0.1 million of prior service cost are expected to be amortized from accumulated other comprehensive income (loss) into net periodic pension cost during 2015.

The net experience losses in 2014 (the majority attributed to the U.S. plans) were primarily due to the lower discount rates at the end of the year compared to the prior year and the adoption of new mortality tables for U.S. plans, partially offset by a gain from a lump-sum buy-out (see “2014 Lump-sum Buy-out” below) and the actual return on assets being higher than expected.  The net experience gains in 2013 (the majority attributed to the U.S. plans) were primarily due to the higher discount rates at the end of the year compared to the prior year and the actual return on assets being higher than expected.

Information Comparing Plan Assets to Plan Obligations

Information comparing plan assets to plan obligations as of December 31, 2014 and 2013 are aggregated below.  The accumulated benefit obligation (“ABO”) differs from the PBO in that the ABO is based on the benefit earned through the date noted.  The PBO includes assumptions about future compensation levels for plans that have not been frozen.  The total ABO for our U.S. pension plans was $904.1 million in 2014 and $934.9 million in 2013.  The total ABO for our Non-U.S. pension plans was $242.9 million in 2014 and $345.3 million in 2013.

(In millions)	U.S. Plans		Non-U.S. Plans		Total
December 31,	2014	2013	2014	2013	2014	2013

Information for pension plans with an ABO in excess of plan assets:
Fair value of plan assets	$786.3	811.8	45.6	38.1	831.9	849.9
Accumulated benefit obligation	904.1	934.9	111.9	103.6	1,016.0	1,038.5
Projected benefit obligation	904.1	934.9	137.0	135.1	1,041.1	1,070.0

2014 Lump-sum Buy-out

The primary U.S. pension plan made an offer to buy out certain plan participants’ pension benefits in 2014 and approximately 4,300 accepted.  The pension plan settled the buy-out in the fourth quarter of 2014.  After the settlement, there are approximately 15,200 beneficiaries in the plans.  We recognized a $56.1 million settlement loss as a result of the buy-out.  We also recognized a $40 million benefit plan experience gain arising during the year in accumulated other comprehensive income (loss) as the obligation released was more than the cash benefit payments from the plan assets.

Assumptions
Discount rates
The weighted-average assumptions used in determining the net pension cost and benefit obligations for our pension plans were as follows:

	U.S. Plans			Non-U.S. Plans
	2014	2013	2012	2014	2013	2012

Discount rate:
Pension cost	5.0%	4.2%	4.6%	6.3%	5.3%	5.4%
Benefit obligation at year end	4.1%	5.0%	4.2%	5.1%	6.3%	5.3%

Expected return on assets – pension cost	8.00%	8.00%	8.25%	5.83%	4.64%	4.92%

Average rate of increase in salaries(a):
Pension cost	N/A	N/A	N/A	3.9%	3.8%	3.2%
Benefit obligation at year end	N/A	N/A	N/A	3.9%	3.9%	3.8%

(a)
Salary scale assumptions are determined through historical experience and vary by age and industry.  The U.S. plan benefits are frozen.  Pension benefits will not increase due to future salary increases.

Adoption of New Mortality Tables for our U.S. Retirement Benefits
The Society of Actuaries issued new mortality base tables (“RP-2014”) and a longevity improvement scale (“MP-2014”) in October of 2014, superseding the ones developed in 2000.  The new tables reflect that people in the U.S. are living significantly longer than predicted in the 2000 tables.

We adopted  the Mercer modified RP-2014 base table and Mercer modified MP-2014 projection scale, with Blue Collar adjustments for the majority of our U.S. retirement plans, and with White Collar adjustments for our nonqualified U.S. pension plan as of December 31, 2014.  The adoption of these tables significantly increased the estimated U.S. plans’ retirement obligations. The increases to our major U.S. plans were $45 million for the primary U.S. pension plan, $39 million for the UMWA retiree medical plans and $3 million for the black lung obligations.  These increases were recognized as benefit plan experience losses arising during the year in accumulated other comprehensive income (loss).

As of December 31, 2013, we used the tables developed by the Society of Actuaries in 2000 – the RP-2000 base table and the AA improvement scale, with similar Blue and White Collar adjustments.

Estimated Future Cash Flows
Estimated Future Contributions from the Company into Plan Assets
Our policy is to fund at least the minimum actuarially determined amounts required by applicable regulations.  We do not expect to make contributions to our primary U.S. pension plan in 2015.  We expect to contribute $13.5 million to our non-U.S. pension plans and $0.6 million to our nonqualified U.S. pension plan in 2015.

Estimated Future Benefit Payments from Plan Assets to Beneficiaries
Projected benefit payments of the plans in the next 10 years using assumptions in effect at December 31, 2014, are as follows:

(In millions)	U.S. Plans	Non-U.S. Plans	Total

2015	$47.0	12.1	59.1
2016	47.3	11.7	59.0
2017	48.0	12.6	60.6
2018	48.6	14.7	63.3
2019	49.6	15.9	65.5
2020 through 2024	$250.4	114.3	364.7

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

Components of Net Periodic Postretirement Cost

The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

(In millions)	UMWA Plans			Black Lung and Other Plans(a)			Total
Years Ended December 31,	2014	2013	2012	2014	2013	2012	2014	2013	2012

Service cost	$-	-	-	$0.1	0.3	0.6	$0.1	0.3	0.6
Interest cost on APBO	17.9	19.7	22.3	2.3	1.9	2.8	20.2	21.6	25.1
Return on assets – expected	(22.2)	(20.8)	(21.3)	-	-	-	(22.2)	(20.8)	(21.3)
Amortization of losses	12.3	19.6	21.0	0.6	0.7	1.5	12.9	20.3	22.5
Amortization of prior service cost (credit)	(4.6)	-	-	1.7	1.7	2.0	(2.9)	1.7	2.0
Net periodic postretirement cost	$3.4	18.5	22.0	$4.7	4.6	6.9	$8.1	23.1	28.9

(a)	Includes net periodic postretirement cost related to non-U.S. plans of $0.7 million in 2014, $0.7 million in 2013, and $1.0 million in 2012.

Obligations and Funded Status
Changes in the accumulated postretirement benefit obligation (“APBO’) and plan assets related to retirement healthcare benefits are as follows:

(In millions)	UMWA Plans		Black Lung and Other Plans		Total
Years Ended December 31,	2014	2013	2014	2013	2014	2013

APBO at beginning of year	$426.5	525.3	48.9	53.0	475.4	578.3
Service cost	-	-	0.1	0.3	0.1	0.3
Interest cost	17.9	19.7	2.3	1.9	20.2	21.6
Plan amendments	-	(55.7)	-	-	-	(55.7)
Benefits paid	(34.5)	(34.2)	(7.4)	(7.1)	(41.9)	(41.3)
Medicare subsidy received	0.6	3.1	-	-	0.6	3.1
Actuarial (gains) losses, net	51.3	(31.7)	23.2	0.8	74.5	(30.9)
Foreign currency exchange effects	-	-	(0.9)	-	(0.9)	-
APBO at end of year	$461.8	426.5	66.2	48.9	528.0	475.4

Fair value of plan assets at beginning of year	$284.4	268.7	-	-	284.4	268.7
Employer contributions	(0.8)	1.0	7.4	7.1	6.6	8.1
Return on assets – actual	14.9	45.8	-	-	14.9	45.8
Benefits paid	(34.5)	(34.2)	(7.4)	(7.1)	(41.9)	(41.3)
Medicare subsidy received	0.6	3.1	-	-	0.6	3.1
Fair value of plan assets at end of year	$264.6	284.4	-	-	264.6	284.4

Funded status	$(197.2)	(142.1)	(66.2)	(48.9)	(263.4)	(191.0)

Included in:
Current, included in accrued liabilities	$-	-	6.3	5.0	6.3	5.0
Noncurrent	197.2	142.1	59.9	43.9	257.1	186.0
Retirement benefits other than pension liability	$197.2	142.1	66.2	48.9	263.4	191.0

Other Changes in Plan Assets and Benefit Recognized in Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) of our retirement benefit plans other than pensions are as follows:

			Black Lung and Other
(In millions)	UMWA Plans		Plans		Total
Years Ended December 31,	2014	2013	2014	2013	2014	2013

Benefit plan net experience gain (loss) recognized in
accumulated other comprehensive income (loss):
Beginning of year	$(219.4)	(295.7)	(6.3)	(6.2)	(225.7)	(301.9)
Net experience gains (losses) arising during the year	(58.6)	56.7	(23.2)	(0.8)	(81.8)	55.9
Reclassification adjustment for amortization of
prior experience losses included in net income (loss)	12.4	19.6	0.5	0.7	12.9	20.3
End of year	$(265.6)	(219.4)	(29.0)	(6.3)	(294.6)	(225.7)

Benefit plan prior service (cost) credit recognized in
accumulated other comprehensive income (loss):
Beginning of year	$55.7	-	(7.7)	(9.4)	48.0	(9.4)
Prior service credit from plan amendments during the year	-	55.7	-	-	-	55.7
Reclassification adjustment for amortization or curtailment
of prior service cost included in net income (loss)	(4.6)	-	1.7	1.7	(2.9)	1.7
End of year	$51.1	55.7	(6.0)	(7.7)	45.1	48.0
We estimate that $19.8 million of experience loss and $2.9 million of prior service credit will be amortized from accumulated other comprehensive income (loss) into net periodic postretirement cost during 2014.

We recognized net experience losses in 2014 associated with the UMWA obligations primarily related to the adoption of new mortality tables, a lower discount rate, and return on assets being lower than expected.  We recognized net experience losses in 2014 associated with the black lung and other plans primarily related to an increase in the estimated administrative costs to be incurred by the plans in the future, a lower discount rate and the adoption of new mortality tables.

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

Assumptions
See Adoption of New Mortality Tables for our U.S. Retirement Benefits on page 81 for a description of the mortality assumptions.

Discount rates
The APBO for each of the plans was determined using the unit credit method and an assumed discount rate as follows:

	2014	2013	2012

Weighted-average discount rate:
Postretirement cost:
UMWA plans	4.7%	3.9%	4.4%
Black lung	4.4%	3.5%	4.2%
Weighted-average	4.7%	3.9%	4.4%
Benefit obligation at year end:
UMWA plans	4.0%	4.7%	3.9%
Black lung	3.7%	4.4%	3.5%
Weighted-average	4.1%	4.7%	3.9%
Expected return on assets	8.25%	8.25%	8.50%

Healthcare Cost Trend Rates
For UMWA plans, the assumed healthcare cost trend rate used to compute the 2014 APBO is 7.0% for 2015, declining to 5.0% in 2021 and thereafter (in 2013: 7.0% for 2014 declining to 5.0% in 2020 and thereafter).  For the black lung obligation, the assumed healthcare cost trend rate used to compute the 2014 APBO was 5.0%.  Other plans in the U.S. provide for fixed-dollar value coverage for eligible participants and, accordingly, are not adjusted for inflation.

For the Canadian plan, the assumed healthcare cost trend rate used to compute the 2014 APBO is 7.0% for 2015, declining to 5.0% in 2021.  For the Brazilian plan, the assumed healthcare cost trend rate used to compute the 2014 APBO is 3.0%.

The table below shows the estimated effects of a one percentage-point change in the assumed healthcare cost trend rates for each future year.

	Effect of Change in Assumed Healthcare Trend Rates
(In millions)	Increase 1%	Decrease 1%

Higher (lower):
Service and interest cost in 2014	$2.1	(1.8)
APBO at December 31, 2014	59.3	(49.6)

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

For the year ended December 31, 2013, we changed the way we provide healthcare benefits to our UMWA retirees who are eligible for the Medicare Act subsidy reimbursement.  We changed from a self-insured welfare benefit plan to an employer group waiver plan (“EGWP”).  Under this new arrangement, a government approved health insurance provider will receive the Medicare Act subsidy reimbursement on our behalf and pass these savings to us.  Additionally, by moving to an EGWP, we will be able to benefit from the mandatory 50% discount that pharmaceutical companies must provide for Medicare Act-eligible prescription drugs.  The combined savings of the subsidy and the 50% discount were recognized in other comprehensive income (loss) in 2013 as prior service credit, reducing the UMWA APBO.

Excise Tax on Administrators by Patient Protection and Affordable Care Act of 2010
A 40% excise tax on third-party benefit plan administrators by the Patient Protection and Affordable Care Act will be imposed on high-cost health plans (“Cadillac plans”) beginning in 2018.  We are currently unable to reduce the benefit levels of our UMWA medical plans to avoid this excise tax because these benefit levels are required by the Coal Industry Retiree Health Benefit Act of 1992.  We have assumed that the cost of the excise tax paid by administrators will be passed through to us in the form of higher premiums or higher claims administration fees, increasing our obligations.  We project that we will have to pay the benefits plan administrator this excise tax beginning in 2018, and our plan obligations at December 31, 2014, include $24.8 million related to this tax ($22.9 million at December 31, 2013).

Cash Flows
Estimated Contributions from the Company to Plan Assets
Based on the funded status and assumptions at December 31, 2014, we expect the Company to contribute $6.3 million in cash to the plans to pay 2015 beneficiary payments for black lung and other plans.  We do not expect to contribute cash to our UMWA plans in 2015 since we believe these plans have sufficient amounts held in trust to pay for beneficiary payments until 2032 based on actuarial assumptions.  Our UMWA plans are not covered by ERISA or other funding laws or regulations that require these plans to meet funding ratios.

Estimated Future Benefit Payments from Plan Assets to Beneficiaries
Projected benefit payments of the plans in the next 10 years using assumptions in effect at December 31, 2014, are as follows:

(In millions)	UMWA Plans	Black Lung and Other Plans	Total

2015	$30.4	6.3	36.7
2016	30.2	5.9	36.1
2017	30.3	5.6	35.9
2018	32.2	5.2	37.4
2019	31.7	4.9	36.6
2020 through 2024	143.6	20.0	163.6

Retirement Plan Assets
U.S. Plans

		December 31, 2014			December 31, 2013
	Fair		%	%		%	%
	Value	Total Fair	Actual	Target	Total Fair	Actual	Target
(In millions, except for percentages)	Level	Value	Allocation	Allocation	Value	Allocation	Allocation

U.S. Pension Plans
Cash, cash equivalents and receivables		$4.1	1	-	3.8	-	-
Equity securities:
U.S. large-cap(a)	1	93.1	12	12	132.1	16	16
U.S. small/mid-cap(a)	1	40.2	5	5	58.6	7	7
International(a)	1	72.6	9	10	114.4	14	14
Emerging markets(b)	1	13.8	2	2	31.7	4	4
Dynamic asset allocation(c)	1	33.7	4	4	50.2	6	6
Fixed-income securities:
Long duration(d)	1	277.6	47	48	190.8	32	32
Long duration(d)	2	95.7			65.0
High yield(e)	1	15.3	2	2	24.5	3	3
Emerging markets(f)	1	14.5	2	2	23.2	3	3
Other types of investments:
Hedge fund of funds(g)	2	37.9	5	5	37.3	5	5
Core property(h)	2	45.0	6	5	40.2	5	5
Structured credit(i)	3	42.8	5	5	40.0	5	5
Total		$786.3	100	100	811.8	100	100

UMWA Plans
Equity securities:
U.S. large-cap(a)	1	$58.5	21	21	107.0	38	37
U.S. small/mid-cap(a)	1	25.5	10	9	27.9	10	9
International(a)	1	49.3	19	18	41.8	15	14
Emerging markets(b)	1	10.7	4	4	-	-	-
Dynamic asset allocation(c)	1	20.0	8	7	-	-	-
Fixed-income securities:
High yield(e)	1	10.9	4	4	24.1	8	8
Emerging markets(f)	1	10.4	4	4	10.9	4	4
Multi asset real return(j)	1	21.6	8	8	29.3	10	13
Other types of investments:
Hedge fund of funds(g)	2	14.6	6	3	29.2	10	10
Core property(h)	2	28.8	11	10	14.2	5	5
Structured credit(i)	3	14.3	5	5	-	-	-
U.S. Private Equity(k)		-	-	7	-	-	-
Total		$264.6	100	100	284.4	100	100
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

(g)
This category represents an actively managed mutual fund that invests in different hedge-fund investments.  The fund holds approximately 40 separate hedge-fund investments.  Strategies included (1) long-short equity, (2) event-driven and distressed-debt, (3) global macro, (4) credit hedging, (5) multi-strategy, and (6) fixed-income arbitrage.  Its investment objective is to seek to achieve an attractive risk-adjusted return with moderate volatility and moderate directional market exposure over a full market cycle.

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

(j)
This category represents an actively managed mutual fund that invests primarily in fixed income and equity securities and commodity linked instruments. The category seeks total returns that exceed the rate of inflation over a full market cycle regardless of market conditions

(k)
This category will offer exposure to a diversified pool of global private assets fund investments.  Further, the category will seek to shorten the duration of the typical private assets fund of funds through a dedicated focus on secondaries strategies (i.e. funds whose investment strategy is to purchase interests in other private market investments/funds as a way to provide the original investors liquidity prior to the end of those investments’/funds’ contracted end date), income-producing investment strategies (e.g. debt, real estate, and to a lesser extent, real assets), and underlying funds whose stated life is five to seven years, as opposed to the more typical 10-year life of private assets funds.

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

Most of our investments of our U.S. retirement plans can be redeemed daily.  The hedge-fund-of-funds, core-property and structured-credit investments can be redeemed quarterly with 65 days’ notice.  The hedge-fund-of-funds investment had a two-year lockup provision that has expired and we transferred this investment from Level 3 to Level 2 in 2013.  The pension plan acquired the structured-credit investment in 2013.  The investment is subject to a two-year lockup provision which will expire in November 2015.  The UMWA plans acquired the structured-credit investment in 2014.  The investment is subject to a two-year lockup provision which will expire in May 2016.  We categorized these investments as Level 3.  Beginning in 2013, a portion of the long-duration securities in our U.S. pension plan no longer have an active trading market in order to obtain quoted prices.  As such, we transferred these investments from Level 1 to Level 2 in 2013.  The fair value of the Level 3 investments has been estimated using the net asset value per share of the investment.

Non-U.S. Plans

	December 31, 2014			December 31, 2013
		%	%		%	%
	Total Fair	Actual	Target	Total Fair	Actual	Target
(In millions, except for percentages)	Value	Allocation	Allocation	Value	Allocation	Allocation

Non-U.S. Pension Plans
Cash and cash equivalents	$1.1	-	-	5.2	2	-
Equity securities:
U.S. equity funds(a)	31.6			30.0
Canadian equity funds(a)	39.6			38.3
European equity funds(a)	8.8			8.9
Asia Pacific equity funds(a)	1.7			1.7
Emerging markets(a)	3.5			9.3
Other non-U.S. equity funds(a)	20.4			38.8
Total equity securities	105.6	59	65	127.0	39	39
Fixed-income securities:
Global credit(b)	0.3			37.5
Canadian fixed-income funds(c)	25.7			24.8
European fixed-income funds(d)	14.9			11.0
High-yield(e)	1.0			12.3
Emerging markets(f)	1.2			6.9
Long-duration(g)	27.9			79.4
Total fixed-income securities	71.0	40	35	171.9	53	55
Other types of investments:
Convertible securities(h)	-			12.0
Commodity derivatives(i)	-			4.7
Other	1.6			1.2
Total other types of investments	1.6	1	-	17.9	6	6
Total	$179.3	100	100	322.0	100	100

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

Level 1 Investments.  Fair values of investments totaling $177.9 million at December 31, 2014, and $167.9 million at December 31, 2013, of our non-U.S. pension plans have been estimated using quoted prices in active markets and are categorized as Level 1 valuation inputs.

Level 2 Investments. Fair values for investments of our non-U.S. pension plans totaling $1.4 million at December 31, 2014, and $154.1 million at December 31, 2013, have been estimated using the net asset value per share of the investments and are categorized as Level 2 valuation inputs.

The UK pension plan investment that was previously classified as Level 3 had a lockup provision that has expired and has therefore been transferred to Level 2 in 2013.

Changes in Plan Assets Classified as Level 3
Changes in plan assets measured at fair value using significant unobservable inputs (Level 3) for our retirement plans are as follows:

(In millions)	U.S. Pension Plans	UMWA Plans	Non-U.S. Pension Plans

Balance at December 31, 2012	$99.3	40.9	0.6
Actual return on plan assets relating to assets still held at the reporting date	0.4	-	-
Purchases, sales and settlements	39.6	-	-
Transfers out of Level 3(a)	(99.3)	(40.9)	(0.6)
Balance at December 31, 2013	40.0	-	-

Actual return on plan assets relating to assets still held at the reporting date	2.8	0.5	-
Purchases, sales and settlements	-	13.8	-
Balance at December 31, 2014	$42.8	14.3	-

(a)	Transfers out of Level 3 are deemed to have occurred at the beginning of the year.

Multi-employer Pension Plans
We contribute to multi-employer pension plans in a few of our non-U.S. subsidiaries.  We recognized $0.1 million of multi-employer pension expense for continuing operations in 2014, $0.2 million in 2013 and $0.3 million in 2012.

Savings Plans
We sponsor various defined contribution plans to help eligible employees provide for retirement.  We record expense for amounts that we contribute on behalf of employees, usually in the form of matching contributions. We matched the first 4% of employees’ eligible contributions to our U.S. 401(k) plan made in the first quarter of 2012.  In April 2012, we reduced the matching contribution to 1% of employee contributions.  Our matching contribution expense is as follows:

(In millions)
Years Ended December 31,	2014	2013	2012

U.S. 401(K)	$2.2	2.6	4.6
Other plans	2.3	2.9	2.5
Total	$4.5	5.5	7.1

Note 4 – Income Taxes

	Years Ended December 31,
(In millions)	2014	2013	2012

Income (loss) from continuing operations before income taxes
U.S.	$(79.4)	(58.1)	(25.3)
Foreign	30.4	197.7	171.4
Income (loss) from continuing operations before income taxes	$(49.0)	139.6	146.1

Provision (benefit) for income taxes from continuing operations
Current tax expense (benefit)
U.S. federal	$(3.8)	0.5	(2.0)
State	(0.8)	1.5	(0.3)
Foreign	69.7	81.9	68.8
Current tax expense	65.1	83.9	66.5

Deferred tax expense (benefit)
U.S. federal	(7.6)	(20.6)	(29.9)
State	(1.9)	(1.9)	(1.4)
Foreign	(18.9)	(12.1)	(12.2)
Deferred tax benefit	(28.4)	(34.6)	(43.5)
Provision (benefit) for income taxes of continuing operations	$36.7	49.3	23.0

	Years Ended December 31,
(In millions)	2014	2013	2012

Comprehensive provision (benefit) for income taxes allocable to
Continuing operations	$36.7	49.3	23.0
Discontinued operations	0.4	7.4	3.1
Other comprehensive income (loss)	(43.0)	141.0	9.3
Equity	0.6	2.8	2.7
Comprehensive provision (benefit) for income taxes	$(5.3)	200.5	38.1

Rate Reconciliation
The following table reconciles the difference between the actual tax rate on continuing operations and the statutory U.S. federal income tax rate of 35%.

	Years Ended December 31,
(In percentages)	2014		2013	2012

U.S. federal tax rate	35.0%		35.0%	35.0%
Increases (reductions) in taxes due to:
Venezuela devaluation	(86.4)		-	-
Adjustments to valuation allowances	(16.9)		4.2	1.1
Foreign income taxes	(0.7)		(6.7)	(1.8)
Medicare subsidy for retirement plans	-		(1.1)	(15.6)
French business tax	(9.1)		3.2	3.0
Taxes on undistributed earnings of foreign affiliates	(3.7)		(0.1)	(2.4)
State income taxes, net	5.2		(0.1)	(0.1)
Change in judgment about uncertain tax positions in Mexico	-		-	(5.1)
Other	1.7		0.9	1.6
Actual income tax rate on continuing operations	(74.9	) %	35.3%	15.7%

Components of Deferred Tax Assets and Liabilities

	December 31,
(In millions)	2014	2013

Deferred tax assets
Pension liabilities	$74.2	70.0
Retirement benefits other than pensions	77.8	60.7
Workers’ compensation and other claims	42.4	35.1
Property and equipment, net	4.1	-
Other assets and liabilities	135.2	138.6
Net operating loss carryforwards	47.4	26.8
Alternative minimum and other tax credits(a)	46.7	44.7
Subtotal	427.8	375.9
Valuation allowances	(40.1)	(32.4)
Total deferred tax assets	387.7	343.5

Deferred tax liabilities
Property and equipment, net	-	9.9
Other assets and miscellaneous	38.9	31.0
Deferred tax liabilities	38.9	40.9
Net deferred tax asset	$348.8	302.6

Included in:
Current assets	$71.9	72.0
Noncurrent assets	289.5	251.7
Current liabilities, included in accrued liabilities	(1.8)	(3.1)
Noncurrent liabilities	(10.8)	(18.0)
Net deferred tax asset	$348.8	302.6

(a)
U.S. alternative minimum tax credits of $34.4 million have an unlimited carryforward period, U.S. foreign tax credits of $10.4 million with a 10 year carryforward and the remaining credits of $1.9 million have various carryforward periods.  The U.S. foreign tax credits have a valuation allowance.

Valuation Allowances
Valuation allowances relate to deferred tax assets in various federal, state and non-U.S. jurisdictions.  Based on our historical and expected future taxable earnings, and a consideration of available tax-planning strategies, we believe it is more likely than not that we will realize the benefit of the existing deferred tax assets, net of valuation allowances, at December 31, 2014.

	Years Ended December 31,
(In millions)	2014	2013	2012

Valuation allowances:
Beginning of year	$32.4	47.4	43.9
Expiring tax credits	(0.5)	(1.8)	(0.8)
Acquisitions and dispositions	(1.0)	(32.7)	(0.9)
Changes in judgment about deferred tax assets(a)	1.9	(0.2)	(1.0)
Other changes in deferred tax assets, charged to:
Income from continuing operations	6.3	6.1	3.0
Income from discontinued operations	3.3	12.6	2.3
Other comprehensive income (loss)	0.6	-	0.1
Foreign currency exchange effects	(2.9)	1.0	0.8
End of year	$40.1	32.4	47.4

(a)
Changes in judgment about valuation allowances are based on a recognition threshold of “more-likely-than-not.” Amounts are based on beginning-of-year balances of deferred tax assets that could potentially be realized in future years.   Amounts are recognized in income from continuing operations.

Undistributed Foreign Earnings
As of December 31, 2014, we have not recorded U.S. federal deferred income taxes on approximately $78 million of undistributed earnings of foreign subsidiaries and equity affiliates.  We expect that these earnings will be permanently reinvested in operations outside the U.S.  It is not practical to determine the income tax liability that might be incurred if all such income was remitted to the U.S. due to the inherent complexities associated with any hypothetical calculation, which would be dependent upon the exact form of repatriation.

Net Operating Losses
The gross amount of the net operating loss carryforwards as of December 31, 2014, was $341.2 million.  The tax benefit of net operating loss carryforwards, before valuation allowances, as of December 31, 2014, was $47.4 million, and expires as follows:

(In millions)	Federal	State	Foreign	Total

Years of expiration
2015-2019	$-	0.2	4.1	4.3
2020-2024	-	0.4	10.3	10.7
2025 and thereafter	12.3	11.9	2.3	26.5
No expiration	-	-	5.9	5.9
	$12.3	12.5	22.6	47.4

Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
(In millions)	2014	2013	2012

Uncertain tax positions:
Beginning of year	$10.8	11.8	17.2
Increases related to prior-year tax positions	0.4	0.1	1.4
Decreases related to prior-year tax positions	-	-	(6.9)
Increases related to current-year tax positions	1.1	2.3	1.6
Settlements	-	(0.7)	(0.7)
Effect of the expiration of statutes of limitation	(1.3)	(3.4)	(1.2)
Decrease related to dispositions	(1.0)	-	-
Foreign currency exchange effects	(2.8)	0.7	0.4
End of year	$7.2	10.8	11.8

Included in the balance of unrecognized tax benefits at December 31, 2014, are potential benefits of approximately $6.3 million that, if recognized, will reduce the effective tax rate on income from continuing operations.

We recognize accrued interest and penalties related to unrecognized tax benefits in provision (benefit) for income taxes. We reverse interest and penalties accruals when a statute of limitation lapses or when we otherwise conclude the amounts should not be accrued.  Net reversals included in provision (benefit) for income taxes were $0.6 million in 2014, $1.1 million in 2013, and $2.1 million in 2012. We had accrued penalties and interest of $1.3 million at December 31, 2014, and $2.1 million at December 31, 2013.

We file income tax returns in the U.S. federal and various state and foreign jurisdictions. With a few exceptions, as of December 31, 2014, we were no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011. Additionally, due to statute of limitations expirations and audit settlements, it is reasonably possible that approximately $0.7 million of currently remaining unrecognized tax positions may be recognized by the end of 2015.

Note 5 – Property and Equipment

The following table presents our property and equipment that is classified as held and used:

	December 31,
(In millions)	2014	2013

Land	$62.7	68.0
Buildings	231.2	258.0
Leasehold improvements	199.8	215.6
Vehicles	401.6	438.0
Capitalized software(a)	183.0	184.6
Other machinery and equipment	668.1	692.5
	1,746.4	1,856.7
Accumulated depreciation and amortization	(1,076.9)	(1,098.0)
Property and equipment, net	$669.5	758.7

(a)	Amortization of capitalized software costs included in continuing operations was $20.3 million in 2014, $17.8 million in 2013 and $14.4 million in 2012.

Note 6 – Acquisitions

We account for acquisitions as business combinations using the acquisition method.  Under the acquisition method of accounting, assets acquired and liabilities assumed from these operations are recorded at fair value on the date of acquisition.  The consolidated statements of income include the results of operations for each acquired entity from the date of acquisition.

We acquired 100% of the capital stock of Brazil-based Rede Transacoes Eletronicas Ltda. (Rede Trel) on January 31, 2013.  The purchase price was $27.7 million, including $1.8 million in estimated contingent consideration. On the acquisition date, Rede Trel had $10 million of cash and cash equivalents that it uses as working capital, resulting in a net cash outflow in our consolidated statement of cash flows of $16 million related to the acquisition.  Rede Trel distributes electronic prepaid products, including mobile phone airtime, via a network of approximately 20,000 retail locations across Brazil.  Rede Trel’s strong distribution network supplements Brink’s existing payments business, ePago, which has operations in Brazil, Mexico, Colombia and Panama.

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

(b)
Consists of intangible assets that do not qualify for separate recognition, combined with synergies expected from integrating Rede Trel's distribution network into our existing ePago business.  All of the goodwill was assigned to the Latin America reporting unit at the acquisition date and is expected to be deductible for tax purposes.

Note 7 – Goodwill and Other Intangible Assets

Goodwill
After the 2014 Reorganization and Restructuring, we identified nine operating segments and ten reporting units.  We reallocated goodwill from our previous reporting units to our new reporting units in the fourth quarter of 2014.  The changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2014 and 2013 are as follows:

	December 31, 2014
	Beginning	Acquisitions/			Ending
(In millions)	Balance	Dispositions	Adjustments	Currency	Balance

Goodwill:
Largest 5 Markets:
U.S.	$12.5	-	-	-	12.5
France	53.6	-	-	(7.3)	46.3
Mexico	12.8	-	-	(1.5)	11.3
Brazil	17.5	-	-	(2.0)	15.5
Canada	4.7	-	-	(0.9)	3.8
Global Markets:
Latin America	18.1	-	-	(2.1)	16.0
EMEA	94.4	3.5	(0.2)	(13.3)	84.4
Asia	25.0	-	-	(0.5)	24.5
Payment Services	1.6	-	-	(0.2)	1.4
Total Goodwill	$240.2	3.5	(0.2)	(27.8)	215.7

	December 31, 2013
	Beginning	Acquisitions/			Ending
(In millions)	Balance	Dispositions	Adjustments	Currency	Balance

Goodwill:
Largest 5 Markets:
U.S.	$12.5	-	-	-	12.5
France	51.2	0.9	-	1.5	53.6
Mexico	11.5	3.2	-	(1.9)	12.8
Brazil	15.8	4.4	-	(2.7)	17.5
Canada	8.0	(2.4)	-	(0.9)	4.7
Global Markets:
Latin America	16.3	4.6	-	(2.8)	18.1
EMEA	90.9	0.9	-	2.6	94.4
Asia	37.6	(9.4)	-	(3.2)	25.0
Payment Services	-	1.8	-	(0.2)	1.6
Total Goodwill	$243.8	4.0	-	(7.6)	240.2

Intangible Assets
The following table summarizes our other intangible assets by category:

	December 31, 2014			December 31, 2013
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Customer relationships	64.7	(43.4)	21.3	69.1	(43.5)	25.6
Indefinite-lived trade names	10.4	-	10.4	11.8	-	11.8
Finite-lived trade names	1.6	(1.3)	0.3	1.7	(1.3)	0.4
Other contract-related assets	8.3	(1.5)	6.8	9.3	(0.8)	8.5
Other	4.0	(3.0)	1.0	2.9	(2.9)	-
Total	$89.0	(49.2)	39.8	$94.8	(48.5)	46.3

Total amortization expense for our finite-lived intangible assets was $5.5 million in 2014.  Our estimated aggregate amortization expense for finite-lived intangibles recorded at December 31, 2014, for the next five years is as follows:

(In millions)	2015	2016	2017	2018	2019

Amortization expense	$4.7	4.2	3.6	3.2	2.8

Note 8 – Prepaid Expenses and Other

	December 31,
(In millions)	2014	2013

Prepaid expenses	$63.5	89.7
Mobile airtime inventory	15.8	14.6
Income tax receivable	28.3	29.9
Other	21.4	18.8
Prepaid expenses and other	$129.0	153.0

Note 9 – Other Assets

	December 31,
(In millions)	2014	2013

Deposits	$26.4	24.0
Income tax receivable	15.9	8.9
Cross currency swap contract	4.4	4.7
Prepaid pension assets	-	28.6
Equity method investment in unconsolidated entities	2.7	15.8
Available-for-sale securities	3.7	4.5
Other	17.0	11.9
Other assets	$70.1	98.4

Note 10– Accumulated Other Comprehensive Income (Loss)

The following tables provide the components of other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive income (loss) into earnings:

	Amounts Arising During		Amounts Reclassified to
	the Current Period		Net Income (Loss)
					Total Other
		Income		Income	Comprehensive
(In millions)	Pretax	Tax	Pretax	Tax	Income (Loss)

2014

Amounts attributable to Brink's:
Benefit plan adjustments	$(231.2)	78.1	95.3	(35.9)	(93.7)
Foreign currency translation adjustments	(82.2)	-	1.3	0.3	(80.6)
Unrealized gains (losses) on available-for-sale securities	0.1	-	(0.5)	0.2	(0.2)
Gains (losses) on cash flow hedges	0.7	-	(0.9)	-	(0.2)
	(312.6)	78.1	95.2	(35.4)	(174.7)

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	(1.4)	0.4	0.4	(0.1)	(0.7)
Foreign currency translation adjustments	(6.1)	-	-	-	(6.1)
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-
Gains (losses) on cash flow hedges	-	-	-	-	-
	(7.5)	0.4	0.4	(0.1)	(6.8)

Total
Benefit plan adjustments(a),(b)	(232.6)	78.5	95.7	(36.0)	(94.4)
Foreign currency translation adjustments(b)	(88.3)	-	1.3	0.3	(86.7)
Unrealized gains (losses) on available-for-sale securities(c)	0.1	-	(0.5)	0.2	(0.2)
Gains (losses) on cash flow hedges(d)	0.7	-	(0.9)	-	(0.2)
	$(320.1)	78.5	95.6	(35.5)	(181.5)

2013

Amounts attributable to Brink's:
Benefit plan adjustments	$251.9	(114.1)	76.4	(27.1)	187.1
Foreign currency translation adjustments	(30.9)	-	(0.5)	0.1	(31.3)
Unrealized gains (losses) on available-for-sale securities	(0.3)	0.1	0.4	(0.2)	-
Gains (losses) on cash flow hedges	2.9	-	(2.3)	-	0.6
	223.6	(114.0)	74.0	(27.2)	156.4

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	(0.9)	0.3	0.3	(0.1)	(0.4)
Foreign currency translation adjustments	(1.4)	-	-	-	(1.4)
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-
Gains (losses) on cash flow hedges	-	-	-	-	-
	(2.3)	0.3	0.3	(0.1)	(1.8)

Total
Benefit plan adjustments(a)	251.0	(113.8)	76.7	(27.2)	186.7
Foreign currency translation adjustments(b)	(32.3)	-	(0.5)	0.1	(32.7)
Unrealized gains (losses) on available-for-sale securities(c)	(0.3)	0.1	0.4	(0.2)	-
Gains (losses) on cash flow hedges(d)	2.9	-	(2.3)	-	0.6
	$221.3	(113.7)	74.3	(27.3)	154.6

	Amounts Arising During		Amounts Reclassified to
	the Current Period		Net Income (Loss)
					Total Other
		Income		Income	Comprehensive
(In millions)	Pretax	Tax	Pretax	Tax	Income (Loss)

2012

Amounts attributable to Brink's:
Benefit plan adjustments	$(53.4)	17.3	78.3	(27.2)	15.0
Foreign currency translation adjustments	1.0	(0.2)	-	-	0.8
Unrealized gains (losses) on available-for-sale securities	0.8	(0.2)	(2.9)	1.0	(1.3)
	(51.6)	16.9	75.4	(26.2)	14.5

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	(2.9)	-	-	-	(2.9)
Foreign currency translation adjustments	2.4	-	-	-	2.4
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-
	(0.5)	-	-	-	(0.5)

Total
Benefit plan adjustments(a)	(56.3)	17.3	78.3	(27.2)	12.1
Foreign currency translation adjustments	3.4	(0.2)	-	-	3.2
Unrealized gains (losses) on available-for-sale securities(c)	0.8	(0.2)	(2.9)	1.0	(1.3)
	$(52.1)	16.9	75.4	(26.2)	14.0

(a)
The amortization of prior experience losses and prior service cost is part of total net periodic retirement benefit cost when reclassified to net income (loss).  Net periodic retirement benefit cost also includes service costs, interest costs, expected returns on assets, and settlement costs.  The total pretax expense is allocated between cost of revenues and selling, general and administrative expenses on a plan-by-plan basis:

	December 31,
(In millions)	2014	2013	2012

Total net periodic retirement benefit cost included in:
Cost of revenues	$68.0	66.8	64.7
Selling, general and administrative expenses	29.5	17.5	19.8

(b)
Pretax benefit plan adjustments of $8 million (including related deferred tax component) and foreign currency translation adjustments reclassified to the income statement in 2014 relate to the sale of CIT operations in the Netherlands. Reclassification of foreign currency translation amounts in 2013 relate to the sale of ICD Limited and its affiliates, as well as CIT operations in Hungary and Poland.  The amounts are included in loss from discontinued operations in the income statement.

(c)
Gains and losses on sales of available-for-sale securities are reclassified from accumulated other comprehensive loss to the income statement when the gains or losses are realized.  Pretax amounts are classified in the income statement as interest and other income (expense).

(d)	Pretax gains and losses on cash flow hedges are classified in the income statement as
•	other operating income (expense) ($1.9 million gains in 2014 and $3.3 million gains in 2013)
•	interest and other income (expense) ($1.0 million losses in 2014 and 2013)

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Gains (Losses) on Cash Flow Hedges	Total
(In millions)
Balance as of December 31, 2011	$(680.1)	(110.7)	2.9	-	(787.9)
Other comprehensive income (loss) before reclassifications	(36.1)	0.8	0.6	-	(34.7)
Amounts reclassified from accumulated other comprehensive loss	51.1	-	(1.9)	-	49.2
Other comprehensive income (loss) attributable to Brink's	15.0	0.8	(1.3)	-	14.5
Balance as of December 31, 2012	(665.1)	(109.9)	1.6	-	(773.4)
Other comprehensive income (loss) before reclassifications	137.8	(30.9)	(0.2)	2.9	109.6
Amounts reclassified from accumulated other comprehensive loss	49.3	(0.4)	0.2	(2.3)	46.8
Other comprehensive income (loss) attributable to Brink's	187.1	(31.3)	-	0.6	156.4
Acquisitions of noncontrolling interests	-	(0.3)	-	-	(0.3)
Balance as of December 31, 2013	(478.0)	(141.5)	1.6	0.6	(617.3)
Other comprehensive income (loss) before reclassifications	(153.1)	(82.2)	0.1	0.7	(234.5)
Amounts reclassified from accumulated other comprehensive loss	59.4	1.6	(0.3)	(0.9)	59.8
Other comprehensive income (loss) attributable to Brink's	(93.7)	(80.6)	(0.2)	(0.2)	(174.7)
Balance as of December 31, 2014	$(571.7)	(222.1)	1.4	0.4	(792.0)

Note 11 – Fair Value of Financial Instruments

Investments in Available-for-sale Securities
We have investments in mutual funds designated as available-for-sale securities that are carried at fair value in the financial statements.  For these investments, fair value was estimated based on quoted prices categorized as a Level 1 valuation.

Fixed-Rate Debt
The fair value and carrying value of our fixed-rate debt are as follows:

	December 31,
(In millions)	2014	2013

Unsecured notes issued in a private placement
Carrying value	$100.0	100.0
Fair value	105.6	105.8

DTA bonds(a)
Carrying value	-	43.2
Fair value	-	42.8

(a)	Redeemed in 2014.

The fair value estimate of our unsecured private-placement notes is based on the present value of future cash flows, discounted at rates for similar instruments at the respective measurement dates, which we have categorized as a Level 3 valuation.  The fair value estimate of our obligation related to the fixed-rate Dominion Terminal Associates (“DTA”) bonds at December 31, 2013, was based on price information observed in a less-active market, which we categorized as a Level 2 valuation.

There were no transfers in or out of any of the levels of the valuation hierarchy in 2014.

Other Financial Instruments
Other financial instruments include cash and cash equivalents, accounts receivable, floating rate debt, accounts payable and accrued liabilities.  The financial statement carrying amounts of these items approximate the fair value.

We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  Our short term contracts have a weighted average maturity of approximately one month.  In 2013, we entered into a cross-currency swap to hedge against the change in value of a long-term intercompany loan denominated in a currency other than the lending subsidiary’s functional currency.  The fair values of these currency contracts, including the cross-currency swap, are determined using Level 2 valuation techniques and are based on the present value of net future cash payments and receipts.  Accordingly, the fair values will fluctuate based on changes in market interest rates and the respective foreign currency to U.S. dollar exchange rate.  The fair values of our outstanding short-term foreign currency contracts at December 31, 2014, were not significant.  At December 31, 2014, the fair value of the cross-currency swap was an asset of $5.5 million.  There were no transfers in or out of any of the levels of the valuation hierarchy in 2014.

Note 12 – Accrued Liabilities

	December 31,
(In millions)	2014	2013

Payroll and other employee liabilities	$138.8	172.8
Taxes, except income taxes	96.3	110.5
Cash held by Cash Management Services operations(a)	28.0	31.3
Workers’ compensation and other claims	22.5	24.3
Retirement benefits (see note 3)	8.9	10.3
Income taxes payable	11.9	14.5
Other	159.9	143.8
Accrued liabilities	$466.3	507.5

(a)
Title to cash received and processed in certain of our secure Cash Management Services operations transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we record a liability while the cash is in our possession.

Note 13 – Other Liabilities

	December 31,
(In millions)	2014	2013

Workers’ compensation and other claims	$47.6	42.1
Post-employment benefits	16.6	42.0
Asset retirement and remediation obligations	12.0	18.9
Employee-related liabilities	7.1	14.0
Noncurrent tax liabilities	6.4	10.2
Other	40.1	43.4
Other liabilities	$129.8	170.6

Note 14 – Long-Term Debt

	December 31,
(In millions)	2014	2013

Bank credit facilities:
Revolving Facility (year-end weighted average interest
rate of 1.6% in 2014 and 1.6% in 2013)	$233.0	120.6
Private Placement Notes (Series A interest rate of 4.6%, Series B interest
rate of 5.2%), due 2021	100.0	100.0
Other non-U.S. dollar-denominated facilities (year-end weighted
average interest rate of 6.9% in 2014 and 5.7% in 2013)	9.5	14.9
Dominion Terminal Associates 6.0% bonds(a)	-	43.2
Capital leases (average rates: 3.5% in 2014 and 3.7% in 2013)	64.9	76.4
Total long-term debt	$407.4	355.1

Included in:
Current liabilities	$34.1	24.6
Noncurrent liabilities	373.3	330.5
Total long-term debt	$407.4	355.1

(a) Redeemed in 2014.

We have a $480 million unsecured revolving bank credit facility (the “Revolving Facility”) that matures in January 2017.  The Revolving Facility’s interest rate is based on LIBOR plus a margin, alternate base rate plus a margin, or competitive bid.  The Revolving Facility allows us to borrow or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of December 31, 2014, $247 million was available under the Revolving Facility.  Amounts outstanding under the Revolving Facility as of December 31, 2014, were denominated primarily in U.S. dollars and to a lesser extent in euros.

The margin on LIBOR borrowings under the Revolving Facility, which can range from 0.9% to 1.575% depending on our credit rating, was 1.40% at December 31, 2014.  The margin on alternate base rate borrowings under the Revolving Facility can range from 0.0% to 0.575%.  We also pay an annual facility fee on the Revolving Facility based on our credit rating.  The facility fee can range from 0.10% to 0.30% and was 0.225% at December 31, 2014.

We have $100 million in unsecured notes through a private placement debt transaction (the “Notes”).  The Notes comprise $50 million in series A notes with a fixed interest rate of 4.57% and $50 million in series B notes with a fixed interest rate of 5.20%.  The Notes are due in January 2021 with principal payments under the series A notes beginning in January 2015.

As of December 31, 2014, we had two unsecured multi-currency revolving bank credit facilities with a total of $40 million in available credit, of which approximately $20 million was available at December 31, 2014.  A $20 million facility expires in December 2015 and a $20 million facility expires in February 2017.  Interest on these facilities is based on LIBOR plus a margin.  The margin ranges from 0.9% to 2.0%.  We also have the ability to borrow from other banks, at the banks’ discretion, under short-term uncommitted agreements.  Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

We have a $24 million unsecured committed credit facility that expires in April 2016.  Interest on this facility is based on LIBOR plus a margin, which ranges from 1.20% to 1.575%.  As of December 31, 2014, $24 million was available under the facility.

We have three unsecured letter of credit facilities totaling $179 million, of which approximately $72 million was available at December 31, 2014.  An $85 million facility expires in June 2015, a $40 million facility expires in December 2015, and a $54 million facility expires in December 2016.  The Revolving Facility and the multi-currency revolving credit facilities are also used for issuance of letters of credit and bank guarantees.

Minimum repayments of long-term debt are as follows:

(In millions)	Capital leases	Other long-term debt	Total

2015	$21.3	12.8	34.1
2016	17.3	8.9	26.2
2017	9.7	240.6	250.3
2018	7.1	7.1	14.2
2019	4.5	7.1	11.6
Later years	5.0	66.0	71.0
Total	$64.9	342.5	407.4

The Revolving Facility, the Notes, the unsecured multi-currency revolving bank credit facilities, the unsecured committed credit facility and the letter of credit facilities contain subsidiary guarantees and various financial and other covenants.  The financial covenants, among other things, limit our total indebtedness, limit priority debt, limit asset sales, limit the use of proceeds from asset sales and provide for minimum coverage of interest costs.  The credit agreements do not provide for the acceleration of payments should our credit rating be reduced.  If we were not to comply with the terms of our various credit agreements, the repayment terms could be accelerated and the commitments could be withdrawn.  An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  We were in compliance with all financial covenants at December 31, 2014.

We redeemed $43.2 million of bonds issued by the Peninsula Ports Authority of Virginia at par in the third quarter of 2014.  The amount paid, including accrued and unpaid interest, was $44.3 million.  Although we were not the primary obligor of the debt, we recorded the obligation as debt because we had guaranteed its payment.  The guarantee originated as part of a former interest in Dominion Terminal Associates, a deep water coal terminal related to our former coal business.

At December 31, 2014, we had undrawn letters of credit and guarantees totaling $123.1 million, including $107.0 million issued under the letter of credit facilities, $14.3 million issued under the multi-currency revolving bank credit facilities, and $1.8 million issued under other credit facilities.  These letters of credit primarily support our obligations under various self-insurance programs and credit facilities.

Capital Leases
Property and equipment acquired under capital leases are included in property and equipment as follows:

	December 31,
(In millions)	2014	2013

Asset class:
Buildings	$2.3	2.6
Vehicles	107.5	103.7
Machinery and equipment	31.5	31.8
	141.3	138.1
Less: accumulated amortization	(71.2)	(57.6)
Total	$70.1	80.5

Note 15 – Accounts Receivable

	December 31,
(In millions)	2014	2013

Trade	$516.3	595.2
Other	24.2	35.2
Total accounts receivable	540.5	630.4
Allowance for doubtful accounts	(10.0)	(8.2)
Accounts receivable, net	$530.5	622.2

	Years Ended December 31,
(In millions)	2014	2013	2012

Allowance for doubtful accounts:
Beginning of year	$8.2	9.2	8.9
Provision for uncollectible accounts receivable:
Continuing operations	7.5	4.1	1.7
Discontinued operations	(0.5)	0.1	1.0
Write offs less recoveries	(2.6)	(3.9)	(1.0)
Foreign currency exchange effects	(2.6)	(1.3)	(1.4)
End of year	$10.0	8.2	9.2

Note 16 – Operating Leases

We lease facilities, vehicles, computers and other equipment under long-term operating and capital leases with varying terms.  Most of the operating leases contain renewal and/or purchase options.  We expect that in the normal course of business, the majority of operating leases will be renewed or replaced by other leases.

As of December 31, 2014, future minimum lease payments under noncancellable operating leases with initial or remaining lease terms in excess of one year are included below.

(In millions)	Facilities	Vehicles	Other	Total

2015	$44.3	8.3	14.8	67.4
2016	34.7	9.0	8.5	52.2
2017	26.8	8.9	4.2	39.9
2018	20.4	3.6	1.8	25.8
2019	15.9	2.2	1.1	19.2
Later years	45.0	-	0.5	45.5
	$187.1	32.0	30.9	250.0

The cost related to operating leases is recognized as rental expense.  Net rent expense included in continuing operations amounted to $101.7 million in 2014, $100.4 million in 2013 and $91.3 million in 2012.

Note 17 – Share-Based Compensation Plans

We have share-based compensation plans to retain employees and nonemployee directors and to more closely align their interests with those of our shareholders.

We have granted share-based awards to employees under the 2005 Equity Incentive Plan and the 2013 Equity Incentive Plan.  These plans permit grants of restricted stock, restricted stock units, performance stock, performance units, stock appreciation rights, stock options, as well as other share-based awards to eligible employees.  The 2013 Plan also permits cash awards to eligible employees.  The 2005 Plan was replaced by the 2013 Plan effective in February 2013.  No further grants of awards will be made under the 2005 Plan.

We have granted deferred stock units to directors through the Non-Employee Directors’ Equity Plan.  There are outstanding share-based awards granted to directors under plans that have expired, the Non-Employee Directors’ Stock Option Plan and the Directors’ Stock Accumulation Plan.

There are 3.7 million shares underlying share-based plans that are authorized, but not yet granted.  Outstanding awards at December 31, 2014, include performance share units, market share units, restricted stock units, deferred stock units and stock options.

Compensation Expense
Compensation expense is measured using the fair-value-based method.

For employee and director awards considered equity grants, compensation expense is recognized from the grant date to the earlier of the retirement-eligible date or the vesting date.

The grant date for accounting purposes may be different than the date the award is granted to the employee.  To establish a grant date for accounting purposes, the employee and the employer must have a mutual understanding of the important terms and conditions of the award.  For awards considered liabilities and for equity awards that have not had a grant date established because a mutual understanding does not exist, compensation cost is based on the change in the fair value of the instrument for each reporting period and the percentage of the requisite service that has been rendered.

Compensation expense related to deferred stock units granted to directors prior to 2014 was recognized in its entirety at the grant date.  For deferred stock units granted to directors in 2014, compensation expense is recognized either in its entirety at the grant date or over a one year vesting period if the director elects to receive the units in shares after one year.

Compensation expenses are classified as selling, general and administrative expenses in the consolidated statements of income (loss).  Compensation expenses for the last three years and the amount of unrecognized expense for awards outstanding at December 31, 2014, were as follows:

					Weighted-
				Unrecognized	average
				Expense for	No. of Years
	Compensation Expense			Nonvested	Unrecognized
	Years Ended December 31,			Awards at	Expense to be
(in millions except years)	2014	2013	2012	Dec 31, 2014	Recognized

Performance Share Units	$6.8	4.0	-	$5.6	1.8
Market Share Units	1.6	1.8	-	0.7	1.7
Restricted Stock Units	6.0	3.1	5.4	3.6	1.5
Deferred Stock Units	0.6	0.5	0.5	0.1	0.3
Stock Options	2.3	0.5	2.1	0.1	0.6
Share-based payment expense	17.3	9.9	8.0
Income tax benefit	(5.6)	(3.4)	(2.7)
Share-based payment expense, net of tax	$11.7	6.5	5.3

Fair Value of Vested Awards
The fair value of shares vested in the last three years is as follows:

	Fair Value of Shares Vested(a)
	Years Ended December 31,
(in millions)	2014	2013	2012

Restricted Stock Units	4.1	4.1	4.4
Deferred Stock Units	0.3	-	-
Stock Options	0.1	2.0	0.6
Total	4.5	6.1	5.0

(a)	No Performance Share Units and no Market Share Units have vested. Intrinsic value for Stock Options.

Recoupment Policy Change in 2014
For certain awards granted since 2010, we concluded in the second quarter of 2014 that the employee and employer did not have a mutual understanding related to the application of a compensation recoupment policy that was established in 2010.  As a result, we concluded that the service inception date preceded the grant date for equity awards outstanding at that time.  Our recoupment policy was revised in July 2014 and, as a result, we concluded that certain outstanding awards have grant dates that reflect the date of the revision of the policy on July 11, 2014.  Approximately 130 employees who received share-based awards were affected by the change in policy.  As a result, we recognized $4.2 million of expense during the second quarter of 2014 for the cumulative effect of this accounting error.

Restricted Stock Units (“RSUs”)
We granted RSUs to senior executives and select employees in the last three years.  RSUs are paid out in shares of Brink’s stock when the awards vest.  For RSUs granted during the last three years, the units generally vest ratably in three equal annual installments.  We measure the fair value of RSU grants based on the price of Brink’s stock, adjusted for a discount for awards that do not receive or accrue dividends. The weighted-average fair value per share at issuance date was $27.91 in 2014, $26.17 in 2013 and $22.19 in 2012.  The weighted-average discount was approximately 3% in 2014, 2013 and 2012.

The following table summarizes RSU activity during 2014:

			Weighted-
		Fair Value	Average
	Shares	at Issuance	Grant Date
	(in thousands)	Date(a)	Fair Value(a)

Nonvested balance as of December 31, 2013	396.4	$24.58
Activity from January 1 to July 11, 2014:
Granted	136.7	29.97
Cancelled	(5.6)	24.75
Vested	(142.8)	25.44
Nonvested balance as of July 11, 2014	384.7	$26.18	$26.47
Activity from July 12 to December 31, 2014:
Granted	45.0		21.67
Cancelled	(50.0)		26.37
Vested	(12.6)		26.93
Nonvested balance as of December 31, 2014	367.1		$25.87

(a)
From 2010 through the first quarter of 2014, we accounted for share-based compensation using the fair value of the award at the date granted to the employee.  We recognized an immaterial adjustment in the second quarter of 2014 to reflect the establishment of a mutual understanding between the employee and employer of the terms of the various share-based awards as of July 11, 2014, and established a grant-date fair value for accounting purpose as of that date.  See Recoupment Policy Change in 2014 above.

Performance Share Units (“PSUs”)
We granted PSUs to senior executives and select employees in 2014 and 2013.  PSUs typically vest over three years and are paid out in shares of Brink’s stock.  The number of shares paid out ranges from 0% to 200% of an employee’s award, depending on the achievement of pre-established financial goals over the performance period, generally three years.  Shares are not paid out if the financial results do not meet a pre-established threshold level of performance.

The number of shares paid out is also affected by Brink’s total shareholder return relative to the total return of a pre-established stock index over the performance period.  The number of shares paid out is increased by 25% if Brink’s total shareholder return is at or above the 75th percentile of the index’s total return.  The number of shares paid out is reduced by 25% if Brink’s performance is at or below the 25th percentile. The number of shares is not adjusted if Brink’s performance is between the 25th and 75th percentile.

Performance Goal Added in 2014 for the 2013 and 2014 PSU Grants.  The performance goals for the 2013 and the 2014 PSU grants are based on consolidated operating profit over the performance period, which may be adjusted for various items including corporate items, acquisition and dispositions, unusual or infrequently occurring events and foreign currency.  In 2014, the Compensation and Benefits Committee of the Board of Directors approved a second performance goal for the PSU awards granted in 2013 and 2014 to reflect the change in currency exchange rate used to report the results of Venezuela because the rate changed significantly.  After the conclusion of the performance period, the payout, if any, will be equal to the lower of the calculated payout under the two performance goals.  Approximately 100 employees who received PSUs in 2013 and 2014 were affected by the change.  No incremental compensation cost is expected to be recognized as the second goal is currently expected to be more difficult to achieve and we expect we will continue to recognize expense as calculated using the first performance goal.

The following table summarizes all PSU activity during 2014:

			Weighted-
		Fair Value	Average
	Shares	at Issuance	Grant Date
	(in thousands)	Date(a)	Fair Value(a)

Nonvested balance as of December 31, 2013	199.3	$26.22
Activity from January 1 to July 11, 2014:
Granted	187.8	30.67
Cancelled	(2.7)	26.46
Nonvested balance as of July 11, 2014	384.4	$28.39	$24.06
Activity from July 12 to December 31, 2014:
Granted	1.5		24.41
Cancelled	(42.3)		24.02
Nonvested balance as of December 31, 2014	343.6		$24.06

(a)
From 2010 through the first quarter of 2014, we accounted for share-based compensation using the fair value of the award at the date granted to the employee.  We recognized an immaterial adjustment in the second quarter of 2014 to reflect the establishment of a mutual understanding between the employee and employer of the terms of the various share-based awards as of July 11, 2014, and established a grant-date fair value for accounting purpose as of that date.  See Recoupment Policy Change in 2014 above.

We measure the fair value of PSUs at the grant date using a Monte Carlo simulation model.  The following table provides the terms and weighted average assumptions used in the valuation of the PSUs:

Terms and Assumptions Used to Estimate Fair Value of PSUs	PSUs Granted in 2014		PSUs Granted in 2013
Date of Measurement	February 20, 2014(a)	July 11, 2014(b)	May 3, 2013(a)	July 11, 2014(b)

Terms of awards:
Performance period	Jan. 1, 2014 to		April 1, 2013 to
	Dec. 31, 2016		Dec. 31, 2015
Beginning average price of Brink’s common stock	$33.29	33.29	27.59	27.59

Assumptions used to estimate fair value:
Expected dividend yield(c)	-%	-%	-%	-%
Expected stock price volatility	38%	32%	39%	28%
Risk-free interest rate	0.7%	0.7%	0.3%	0.3%
Contractual term in years	2.9	2.5	2.7	1.5

Weighted-average fair value estimate per share	$30.71	24.39	26.22	23.68

(a)	Represents the date awards were granted to employee.

(b)
Represents the date the recoupment policy was amended (see Recoupment Policy Change in 2014 above) and an additional goal was added (see 2014 Additional Performance Goal for the 2013 and 2014 PSU Grants above).  The employees and employer are deemed to have a mutual understanding of the terms of the award at this date.

(c)	PSUs are not entitled to dividends during the performance period.

Market Share Units  (“MSUs”)
We granted MSUs to senior executives in 2014 and 2013.  MSUs are paid out in shares of Brink’s stock when an award vests.  MSUs reward the achievement of the appreciation of Brink’s stock over the performance period (generally three years) at a rate of 0% to 150% of the initial target number of shares awarded.  The multiplier to the initial target number of MSUs awarded is calculated as the ratio of the price of Brink’s stock at the end of the performance period divided by the price of Brink’s stock at the beginning of the performance period.  If the price of Brink’s stock at the end of the performance period is less than 50% of the initial price, no payout for MSUs will occur.

We measure the fair value of MSUs at the grant date using a Monte Carlo simulation model.  The following table provides the terms and the weighted average assumptions used in the valuation of the MSUs:

Terms and Assumptions Used to Estimate Fair Value of MSUs	MSUs Granted in 2014		MSUs Granted in 2013
Date of Measurement	February 20, 2014(a)	July 11, 2014(b)	May 3, 2013(a)	July 11, 2014(b)

Terms of awards:
Performance period	Jan. 1, 2014 to		April 1, 2013 to
	Dec. 31, 2016		Dec. 31, 2015
Beginning average price of Brink’s common stock	$33.29	33.29	27.59	27.59

Assumptions used to estimate fair value:
Expected dividend yield(c)	0%	0%	0%	0%
Expected stock price volatility	38%	32%	39%	28%
Risk-free interest rate	0.7%	0.7%	0.3%	0.3%
Contractual term in years	2.9	2.5	2.7	1.5

Weighted-average fair value estimate per share	$30.87	23.34	26.42	27.30

(a)	Represents the date awards were granted to employee.
(b)
Represents the date the recoupment policy was amended (see Recoupment Policy Change in 2014 above).  The employees and employer are deemed to have a mutual understanding of the terms of the award at this date.

(c)	MSUs are not entitled to dividends during the performance period.

The following table summarizes all MSU activity during 2014:

			Weighted-
		Fair Value	Average
	Shares	at Issuance	Grant Date
	(in thousands)	Date(a)	Fair Value(a)

Nonvested balance as of December 31, 2013	96.2	$26.42
Activity from January 1 to July 11, 2014:
Granted	82.9	30.87
Nonvested balance as of July 11, 2014	179.1	$28.48	$25.47
Activity from July 12 to December 31, 2014:
Cancelled	(15.8)		25.47
Nonvested balance as of December 31, 2014	163.3		$25.47

(a)
From 2010 through the first quarter of 2014, we accounted for share-based compensation using the fair value of the award at the date granted to the employee.  We recognized an immaterial adjustment in the second quarter of 2014 to reflect the establishment of a mutual understanding between the employee and employer of the terms of the various share-based awards as of July 11, 2014, and established a grant-date fair value for accounting purpose as of that date.  See Recoupment Policy Change in 2014 above.

Stock Options
No stock options were granted in 2014 and 2013.  We granted stock options to select senior executives and select employees in 2012.   When vested, the option entitles the holder to purchase a specified number of shares of Brink’s stock at a price set at the date the options were granted.  The option price for Brink’s stock options is set equal to the market price of Brink’s stock on the award date.  Stock options granted to employees have a maximum term of six years and options previously granted to directors have a maximum term of ten years.

Stock Option Activity
The table below summarizes the activity in all plans for options of our stock.

			Weighted-
		Fair Value	Average
	Shares	at Issuance	Grant Date
	(in thousands)(a)	Date	Fair Value(a)

Outstanding balance as of December 31, 2013	1,474.9	$7.68
Activity from January 1 to July 11, 2014:
Cancelled	(593.3)	8.22
Exercised	(9.9)	5.69
Outstanding balance as of July 11, 2014	871.7	$7.33	$5.74
Activity from July 12 to December 31, 2014:
Cancelled	(18.5)		6.18
Exercised	(8.4)		7.77
Outstanding balance as of December 31, 2014	844.8		$5.83

(a)
From 2010 through the first quarter of 2014, we accounted for share-based compensation using the fair value of the award at the date granted to the employee.  We recognized an immaterial adjustment in the second quarter of 2014 to reflect the establishment of a mutual understanding between the employee and employer of the terms of the various share-based awards as of July 11, 2014, and established a grant-date fair value for accounting purpose as of that date.  See Recoupment Policy Change in 2014 above.

The table below summarizes additional information related to all plans for options of our stock:

			Weighted-Average	Aggregate
	Shares	Weighted- Average	Remaining Contractual	Intrinsic Value (a)
	(in thousands)	Exercise Price Per Share	Term (in years)	(in millions)

Outstanding at December 31, 2013	1,474.9	$29.58
Exercised	(18.3)	20.34
Cancelled	(611.8)	34.96
Outstanding at December 31, 2014(b)
	844.8	$25.88	2.5	$1.2

Of the above, as of December 31, 2014:
Exercisable	726.7	$26.44	2.4	$1.0
Expected to vest in future periods(c)	117.6	$22.46	3.5	$0.2

(a)
The intrinsic value of a stock option in the difference between the market price of the shares underlying the option and the exercise price of the option.  The market price at December 31, 2014 was $24.41.

(b)
There were 1.2 million shares of exercisable options with a weighted-average exercise price of $30.92 per share at December 31, 2013 and 2.0 million shares of exercisable options with a weighted-average exercise price of $32.15 per share at December 31, 2012.

(c)	The number of options expected to vest takes into account an estimate of expected forfeitures.

The fair value of outstanding stock options granted during 2012 was estimated at the accounting grant date using the Black-Scholes option-pricing model.  The fair value was calculated using the following estimated weighted-average assumptions:

	Stock Options Granted in			July 11,
Assumptions Used to Estimate Fair Value of Stock Options	2012(a)			2014(a)

Weighted-average exercise price per share			$22.55			22.52

Assumptions used to estimate fair value
Weighted-average expected dividend yield(b):			1.8%			1.5%
Weighted-average expected volatility(c):			40%			37%
Weighted-average risk-free interest rate:			0.6%			0.9%
Expected term in years(d):
Weighted-average			4.3			2.5
Range	3.3	–	5.3	2.4	–	2.8

Weighted-average fair value estimate per share			$6.32			7.78

(a)
From 2010 through the first quarter of 2014, we accounted for share-based compensation using the fair value of the award at the date granted to the employee.  We recognized an immaterial adjustment in the second quarter of 2014 to reflect the establishment of a mutual understanding between the employee and employer of the terms of the various share-based awards as of July 11, 2014, and established a grant-date fair value for accounting purpose as of that date.  July 11, 2014, represents the date the recoupment policy was amended (see Recoupment Policy Change in 2014 above).  The employees and employer are deemed to have a mutual understanding of the terms of the award at this date.

(b)	The expected dividend yield is the calculated yield on Brink’s stock at the accounting grant date.
(c)	The expected volatility was estimated after reviewing the historical volatility of our stock using daily close prices.
(d)	The expected term of the options was based on historical option exercise, expiration and post-vesting cancellation behaviors.

Deferred Stock Units (“DSUs”)
We granted DSUs to our directors.  DSUs are paid out in shares of Brink’s stock when the award vests.

We measure the fair value of DSUs at the grant date, based on the price of Brink’s stock.

The following table summarizes all DSU activity during 2014:
	Shares (in thousands)	Weighted-Average Grant-Date Fair Value

Nonvested balance as of December 31, 2013	19.2	$26.80
Granted	28.3	24.70
Vested	(19.2)	26.80
Nonvested balance as of December 31, 2014	28.3	$24.70

The weighted-average grant-date fair value estimate per share for DSUs granted was $24.70 in 2014, $26.80 in 2013 and $22.35 in 2012.

Other Share-Based Compensation
We have a deferred compensation plan that allows participants to defer a portion of their compensation into stock units.  Units may be redeemed by employees for an equal number of shares of Brink’s stock.  Employee accounts held 292,221 units at December 31, 2014, and 222,227 units at December 31, 2013.

We have a stock accumulation plan for our non-employee directors denominated in Brink’s stock units.  Directors’ accounts held 53,335 units at December 31, 2014, and 72,541 units at December 31, 2013.

Note 18 – Capital Stock

Common Stock
At December 31, 2014, we had 100 million shares of common stock authorized and 48.6 million shares issued and outstanding.

Shares Contributed to U.S. Pension Plan
On March 6, 2012, we issued 361,446 shares of our common stock and contributed the shares to our primary U.S. pension plan.  Sales of these shares by the plan were covered under our shelf registration statement.  The common stock was valued for purposes of the contribution at $24.90 per share, or $9 million in the aggregate, which reflected a 2.4% discount from the $25.51 per share closing share price of our common stock on March 5, 2012.

Dividends
We paid regular quarterly dividends on our common stock during the last three years.  On January 22, 2015, the board declared a regular quarterly dividend of 10 cents per share payable on March 2, 2015.  The payment of future dividends is at the discretion of the board of directors and is dependent on our future earnings, financial condition, shareholder equity levels, cash flow, business requirements and other factors.

Shelf Registration of Common Stock
At December 31, 2014, $141.5 million was available under a shelf registration statement filed with the SEC in February 2012.  The shelf registration expired on February 28, 2015.

Preferred Stock
At December 31, 2014, we had the authority to issue up to 2.0 million shares of preferred stock with a par value of $10 per share.

Shares Used to Calculate Earnings per Share
	Years Ended December 31,
(In millions)	2014	2013	2012

Weighted-average shares

Basic(a)	49.0	48.7	48.4
Effect of dilutive stock awards	-	0.3	0.2
Diluted(a)	49.0	49.0	48.6

Antidilutive stock awards excluded from denominator	1.7	1.3	2.4

(a)
We have deferred compensation plans for directors and certain of our employees.  Amounts owed to participants are denominated in common stock units.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average units credited to employees and directors under the deferred compensation plans.  Additionally, nonvested units are also included in the computation of basic weighted average shares when the requisite service period has been completed.  Accordingly, basic and diluted shares include weighted-average units of 0.5 million in 2014, 0.6 million in 2013 and 0.9 million in 2012.

Note 19 – Loss from Discontinued Operations

	Years Ended December 31,
(In millions)	2014	2013	2012

Loss from operations(a)(b)	$(13.3)	(17.4)	(9.5)
Gain (loss) on sales	(18.9)	16.3	(0.3)
Adjustments to contingencies of former operations(c):
Workers' compensation	(4.4)	(1.7)	(0.2)
Insurance recoveries related to BAX Global indemnification(d)	9.5	-	-
Other	(1.6)	1.0	(0.3)
Loss from discontinued operations before income taxes	(28.7)	(1.8)	(10.3)
Provision for income taxes	0.4	7.4	3.1
Loss from discontinued operations, net of tax	$(29.1)	(9.2)	(13.4)

(a)
Discontinued operations include gains and losses related to businesses that we recently sold or shut down or that we expect to sell in 2015.  No interest expense was included in discontinued operations in 2014.  Interest expense included in discontinued operations was $0.4 million in 2013 and $0.8 million in 2012.

(b)
The loss from operations in 2014 included $15.6 million in non-cash severance and impairment charges related to the Netherlands cash-in-transit operations.  The loss from operations in 2013 included $16.2 million of severance expenses paid to terminate certain employees of the German cash-in-transit operations.  We contributed a portion of the cost to fund the German severance payments to the business prior to the execution of the December 2013 sale transaction.

(c)	Primarily related to former coal businesses and BAX Global, a former freight forwarding and logistics business.
(d)
BAX Global had been defending a claim related to the apparent diversion by a third party of goods being transported for a customer.  In 2010, the Dutch Supreme Court denied the final appeal of BAX Global, letting stand the lower court ruling that BAX Global was liable for this claim.  We had contractually indemnified the purchaser of BAX Global for this contingency.  Through 2010, we had recognized $11.5 million of expense related to the payment made in satisfaction of the judgment.  In 2014, we recovered $9.5 million from insurance companies related to this matter.

Cash-in-transit operations sold or shut down:
•	Poland (sold in March 2013)
•	Turkey (shut down in June 2013)
•	Hungary (sold in September 2013)
•	Germany (sold in December 2013)
•	Australia (sold in October 2014)
•	Puerto Rico (shut down in November 2014)
•	Netherlands (sold in December 2014)

Guarding operations sold:
•	Morocco (December 2012)
•	France (January 2013)
•	Germany (July 2013)

Other operations sold:
•
We sold Threshold Financial Technologies, Inc. in Canada in November 2013.  Threshold operated private-label ATM network and payment processing businesses.  Brink’s continues to own and operate Brink’s Integrated Managed Services for ATM customers.

•	We sold ICD Limited and other affiliated subsidiaries in November 2013. ICD had operations in China and other locations in Asia. ICD designed and installed security systems for commercial customers.
•	We sold a small Mexican parcel delivery business in 2015.

The results of the above operations have been excluded from continuing operations and are reported as discontinued operations for the current and prior periods.  The table below shows revenues by operating segment which have been reclassified to discontinued operations:

	December 31,
(In millions)	2014	2013	2012

France	$-	-	16.4
Mexico	21.2	26.5	29.1
Canada	-	41.2	52.1
Largest 5 Markets	21.2	67.7	97.6
Latin America	4.9	6.6	6.3
EMEA	126.0	197.1	231.5
Asia	7.6	34.6	33.5
Global Markets	138.5	238.3	271.3
Total	$159.7	306.0	368.9

The table below shows revenues and income (loss) from operations before tax for the Netherlands cash-in-transit operations sold in 2014 and for the German cash-in-transit operations sold in 2013:

	Years Ended December 31,
(In millions)	2014	2013	2012

Netherlands CIT operations:
Revenues	$126.0	119.5	111.0
Income (loss) from operations before tax	(2.0)	13.0	15.2
German CIT operations:
Revenues	$-	56.4	57.7
Loss from operations before tax	-	(24.3)	(10.0)

Note 20 – Supplemental Cash Flow Information

	Years Ended December 31,
(In millions)	2014	2013	2012

Cash paid for:
Interest	$22.9	23.7	22.7
Income taxes, net	68.6	92.7	89.3

We acquired armored vehicles, CompuSafe® units and other equipment under capital lease arrangements in the last three years including $12.1 million in 2014, $5.5 million in 2013 and $18.1 million in 2012.

We contributed $9 million of Brink’s common stock to our primary U.S. pension plan in 2012.

Note 21 – Other Operating Income (Expense)

	Years Ended December 31,
(In millions)	2014	2013	2012

Foreign currency items:
Transaction losses(a)	$(130.8)	(20.2)	(4.0)
Hedge gains (losses)	1.4	(0.4)	0.2
Gains on sale of property and other assets(b)	44.9	2.4	7.6
Impairment losses	(3.3)	(2.9)	(2.4)
Share in earnings of equity affiliates	4.3	6.7	6.0
Royalty income	1.5	1.9	2.1
Gains on business acquisitions and dispositions	-	2.8	0.8
Other	1.0	0.3	0.9
Other operating income (expense)	$(81.0)	(9.4)	11.2

(a)	Includes losses from devaluations in Venezuela of $121.6 million in 2014 and $13.4 million in 2013.
(b)	Includes a $44.3 million gain on the sale of a noncontrolling interest in a Peruvian cash-in-transit business.

Note 22 – Interest and Other Nonoperating Income (Expense)

	Years Ended December 31,
(In millions)	2014	2013	2012

Interest income	$3.0	2.7	4.6
Gain on available-for-sale securities	0.4	0.4	2.9
Foreign currency hedge losses	(1.0)	(1.0)	-
Other	(0.5)	(0.6)	(0.5)
Total	$1.9	1.5	7.0

Note 23 – Other Commitments and Contingencies

On June 19, 2008, a lawsuit captioned Del Valle Gurria S.C. v. Servicio Pan Americano de Protección, S.A. de C.V. was filed with the Twenty-third Civil Judge in the Federal District in Mexico (the “Court”) against Servicio Pan American de Proteccion, S.A. de C.V. (SERPAPROSA), the Mexico subsidiary that we acquired in November 2010. The plaintiff claims it is owed legal fees and corresponding value-added tax (VAT), interest and expenses related to its legal representation of SERPAPROSA in connection with tax audits covering the 1991, 1992 and 1994 fiscal years.  On October 28, 2010, the Court issued a decision in favor of SERPAPROSA in part and the plaintiff in part, ordering SERPAPROSA to pay the plaintiff less than $1 million for its previous representation of SERPAPROSA.  Between November 2010 and October 2013, the judgment was subject to multiple appeals by both parties to the Fifth Civil Court of Appeal of the Federal District in Mexico (the “Fifth Civil Court of Appeal”) and to the First Civil Collegiate Tribunal of the First Circuit in Mexico (the “First Civil Collegiate Tribunal”), and was remanded twice to the Court for determination of the fees to be paid to the plaintiff.  On December 6, 2013, the Fifth Civil Court of Appeal issued a decision in favor of the plaintiff, modifying the lower court’s ruling and ordering SERPAPROSA to pay the plaintiff approximately $7 million plus VAT and interest for its previous representation of SERPAPROSA.  SERPAPROSA filed a constitutional injunction on January 20, 2014 with the First Civil Collegiate Tribunal.  The appeal was granted in favor of SERPAPROSA on September 17, 2014, ordering SERPAPROSA to pay approximately $2 million plus VAT and interest.  The plaintiff filed an appeal on October 7, 2014, with the Mexico Supreme Court, which was rejected by the court on October 22, 2014.  The plaintiff filed two subsequent actions appealing the Supreme Court’s October 22, 2014 decision, one before the First Appellate Court in Civil Matters of the First Circuit (the “Appellate Court”) and one with the Mexico Supreme Court.   The action filed before the Appellate Court was rejected on February 16, 2015; the action filed with the Mexico Supreme Court is pending.  The Company has accrued $2 million, reflecting the Company’s best estimate of exposure, although additional reasonably possible losses could be up to $10 million, based on currency exchange rates at December 31, 2014.  The ultimate resolution of this matter is unknown and the estimated liability may change in the future.  The Company denies the allegations asserted by the plaintiff and is vigorously defending itself in this matter.

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

At December 31, 2014, we had noncancellable commitments for $11.2  million in equipment purchases, and information technology and other services.

Note 24 – 2014 Reorganization and Restructuring

In the fourth quarter of 2014, we announced a reorganization and restructuring of Brink’s global organization (“2014 Reorganization and Restructuring”) to accelerate the execution of our strategy by reducing costs and providing for a more streamlined and centralized organization. As part of this program, we expect to reduce our total workforce by approximately 1,700 positions. We believe the restructuring will save annual direct costs of approximately $45 to $50 million in 2015 compared to 2014, excluding severance, lease termination, accelerated depreciation and pension settlement charges. We recorded total pretax severance charges of $21.8 million in the fourth quarter of 2014 related to the 2014 Reorganization and Restructuring. The actions under this program are expected to be substantially completed by the end of 2015 with cumulative pretax charges estimated to be approximately $25 million, primarily severance costs.

The following table summarizes the costs incurred and payments made in our 2014 Reorganization and Restructuring accruals:

(In millions)	Severance Costs

Balance as of January 1, 2014	$-
Expenses	21.8
Payments	(0.3)
Foreign currency exchange effects	(0.1)
Balance as of December 31, 2014	$21.4

Note 25 – Selected Quarterly Financial Data (unaudited)

	2014 Quarters				2013 Quarters
(In millions, except for per share amounts)	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Revenues	$949.6	859.0	872.5	881.2	$910.3	929.0	942.1	997.2
Operating profit	(73.7)	8.7	61.2	(23.7)	15.2	31.7	56.9	59.4
Amounts attributable to Brink’s:
Income (loss) from:
Continuing operations	$(59.0)	0.9	28.8	(25.5)	$1.6	12.1	28.4	23.9
Discontinued operations	0.5	0.7	(8.6)	(21.7)	(18.2)	(3.4)	(4.6)	17.0
Net income (loss) attributable to Brink’s	$(58.5)	1.6	20.2	(47.2)	$(16.6)	8.7	23.8	40.9

Depreciation and amortization	$41.9	40.9	39.7	39.4	$40.2	40.4	40.4	44.8
Capital expenditures	23.8	32.3	26.3	53.7	32.5	43.6	43.1	53.7

Earnings (loss) per share attributable to Brink’s common shareholders:
Basic
Continuing operations	$(1.21)	0.02	0.59	(0.52)	$0.03	0.25	0.58	0.49
Discontinued operations	0.01	0.01	(0.17)	(0.44)	(0.37)	(0.07)	(0.09)	0.35
Net income (loss)	$(1.20)	0.03	0.41	(0.96)	$(0.34)	0.18	0.49	0.84

Diluted
Continuing operations	$(1.21)	0.02	0.58	(0.52)	$0.03	0.25	0.58	0.49
Discontinued operations	0.01	0.01	(0.17)	(0.44)	(0.37)	(0.07)	(0.09)	0.35
Net income (loss)	$(1.20)	0.03	0.41	(0.96)	$(0.34)	0.18	0.49	0.83

Earnings per share.  Earnings per share amounts for each quarter are required to be computed independently.  As a result, their sum may not equal the annual earnings per share.

Discontinued operations. In early 2015, we sold a small Mexican parcel delivery business.  In 2014, we completed the divestures of cash-in-transit operations in the Netherlands, Australia and Puerto Rico.  In 2013, we completed the divestitures of cash-in-transit operations in Poland, Turkey, Hungary, and Germany as well as guarding operations in France and an aviation security services business in Germany.  We also sold ICD Limited and its affiliates and Threshold Financial Technology Inc. in Canada in 2013.

The results of these operations have been excluded from continuing operations and are reported as discontinued operations for all periods.

Significant pretax items in a quarter. In the first quarter of 2014, we recognized a $121.9 million remeasurement loss related to our change in March 2014 from the official exchange rate in Venezuela to the SICAD II exchange rate mechanism in Venezuela.  In the third quarter of 2014, we recognized a $44.3 million gain on the sale of a noncontrolling interest in a Peruvian cash-in-transit business.  In the fourth quarter of 2014, we recognized a $56.1 million pension settlement charge related to a lump-sum buy-out offer and a $21.8 million severance charge related to the reorganization and restructuring of our global organization.

In the first quarter of 2013, we recognized a $13.4 million remeasurement loss related to the February 2013 devaluation of the official exchange rate in Venezuela.  In the same quarter, we also recognized an $18.7 million loss related to a theft in Belgium.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Internal Controls over Financial Reporting

See pages 61 and 62 for Management’s Annual Report on Internal Control over Financial Reporting and the Attestation Report of the Registered Public Accounting Firm.

(c) Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2014, we identified deficiencies in the general information and technology controls that affected the design and operating effectiveness of controls over the recording of revenues in the United States and Canada. We have determined that these deficiencies in our internal control over financial reporting constituted a material weakness and originated in periods prior to the fourth quarter of 2014.

As a result and as part of a remediation plan, we implemented new controls in the fourth quarter of 2014 that mitigated the effect of the identified deficiencies.  The new controls validated revenues recognized by reconciling to source records and collections. We have determined that the actions taken to date have sufficiently improved the Company’s internal control over financial reporting such that as of December 31, 2014, there is not a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on the remediation of the deficiencies we concluded that our internal control over financial reporting was effective as of December 31, 2014.

Other than this change, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Ethics that applies to all of the directors, officers and employees (including the Chief Executive Officer, Chief Financial Officer and Controller) and have posted the Code of Ethics on our website.  We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of the Code of Ethics applicable to the Chief Executive Officer, Chief Financial Officer or Controller by posting this information on the website.  The internet address is www.brinks.com.

Our Chief Executive Officer is required to make, and he has made, an annual certification to the New York Stock Exchange (“NYSE”) stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE.  Our Chief Executive Officer made his annual certification to that effect to the NYSE as of May 12, 2014.  In addition, we are filing, as exhibits to this Annual Report on Form 10-K, the certification of our principal executive officer and principal financial officer required under sections 906 and 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

The information regarding executive officers is included in this report following Item 4, under the caption “Executive Officers of the Registrant.”  Other information required by Item 10 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2014.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2014.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2014.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	All financial statements – see pages 60–111.

	2.	Financial statement schedules – not applicable.

	3.	Exhibits – see exhibit index.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2015.

The Brink’s Company
(Registrant)

By	/s/ Thomas. C. Schievelbein
Thomas C. Schievelbein,
(President and
Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 5, 2015.

Signature	Title

/s/ Thomas. C. Schievelbein	Director, President and Chief Executive Officer (Principal Executive Officer)
Thomas C. Schievelbein
/s/ J.W. Dziedzic	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Joseph W. Dziedzic
/s/ M. A. P. Schumacher	Vice President and Controller (Principal Accounting Officer)
Matthew A.P. Schumacher

*	Director
Betty C. Alewine

*	Director
Paul G. Boynton

*	Director
Susan E. Docherty

*	Director
Reginald D. Hedgebeth

*	Director
Michael J. Herling

*	Director
Murray D. Martin

*	Director
Ronald L. Turner

* By:	/s/ Thomas. C. Schievelbein,
Thomas C. Schievelbein, Attorney-in-Fact

Exhibit Index

Each exhibit listed as a previously filed document is hereby incorporated by reference to such document.

Exhibit Number	Description

3(i)	(a)	Amended and Restated Articles of Incorporation of the Registrant. Exhibit 3(i) to the Registrant’s Current Report on Form 8-K filed November 20, 2007.

	(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant. Exhibit 3(i) to the Registrant’s Current Report on Form 8-K filed May 10, 2011.

3(ii)	Bylaws of the Registrant. Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed May 7, 2014.

10(a)*	Amended and Restated Key Employees Incentive Plan, amended and restated as of May 6, 2011. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 10, 2011.

10(b)*	Key Employees’ Deferred Compensation Program, as amended and restated as of July 10, 2014. Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

10(c)*
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

	(iv)	Terms and Conditions for options granted under 2005 Equity Incentive Plan, effective July 11, 2012. Exhibit 10.3 to the Registrant’s Second Quarter 2012 Form 10-Q.

10(h)*	(i)	Terms and Conditions for restricted stock units granted under 2005 Equity Incentive Plan, effective July 7, 2011. Exhibit 10.2 to the Second Quarter 2011 Form 10-Q.

	(ii)	Terms and Conditions for restricted stock units granted under 2005 Equity Incentive Plan, effective July 11, 2012. Exhibit 10.4 to the Second Quarter 2012 Form 10-Q.

	(iii)	Form of Restricted Stock Units Award Agreement, effective May 3, 2013. Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 9, 2013.

	(iv)	Form of Restricted Stock Units Award Agreement, effective November 13, 2014. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 25, 2015.

10(i)*	(i)	Form of Market Share Units Award Agreement, effective May 3, 2013. Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 9, 2013.

(ii) Form of Market Share Units Award Agreement, effective November 13, 2014. Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 25, 2015.

10(j)*	(i) Form of Performance Share Units Award Agreement, effective May 3, 2013. Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 9, 2013.

(ii) Form of Performance Share Units Award Agreement, effective November 13, 2014. Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed February 25, 2015.

10(k)*	Management Performance Improvement Plan, as amended and restated as of February 19, 2010. Exhibit 10(h) to the 2009 Form 10-K.

10(l)*	Form of Change in Control Agreement. Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed February 25, 2015.

10(m)*	Stock Option Award Agreement, dated as of June 15, 2012, between the Registrant and Thomas C. Schievelbein. Exhibit 10.6 to the Registrant’s Second Quarter 2012 Form 10-Q.

10(n)*	Restricted Stock Unit Award Agreement, dated as of June 15, 2012, between the Registrant and Thomas C. Schievelbein. Exhibit 10.7 to the Registrant’s Second Quarter 2012 Form 10-Q.

10(o)*	Form of Indemnification Agreement entered into by the Registrant with its directors and officers. Exhibit 10(l) to the 1991 Form 10-K.

10(p)*	Non-Employee Directors’ Stock Option Plan, as amended and restated as of July 8, 2005. Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10(q)*	Non-Employee Directors’ Equity Plan, as amended and restated as of July 12, 2012. Exhibit 10.9 to the Registrant’s Second Quarter 2012 Form 10-Q.

10(r)*	(i)
Form of Award Agreement for deferred stock units granted in 2008 under the Non-Employee Directors’ Equity Plan.  Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(ii)
Form of Award Agreement for deferred stock units granted in 2009, 2010, 2011, 2012, 2013 and 2014 under the Non-Employee Directors’ Equity Plan.  Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

(iii)
Form of 2014 Award Agreement for deferred stock units to be distributed upon vesting the Non-Employee Directors’ Equity Plan.  Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (the “Second Quarter 2014 Form 10-Q”).

10(s)*	Plan for Deferral of Directors’ Fees, as amended and restated as of May 2, 2014. Exhibit 10.1 to the Second Quarter 2014 Form 10-Q.

10(t)	Amendment and Restatement of The Brink’s Company Employee Welfare Benefit Trust. Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

10(u)
$85,000,000 Amended and Restated Letter of Credit Agreement, dated as of June 17, 2011, among the Registrant, Pittston Services Group Inc., Brink’s Holding Company, Brink’s, Incorporated, and The Royal Bank of Scotland N.V.  Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 20, 2011.

10(v)	(i)
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

(iii)
Second Amendment to Credit Agreement, dated as of May 9, 2013, among The Brink’s Company, as Parent Borrower and as a Guarantor, the subsidiary borrowers referred to therein, as Subsidiary Borrowers, certain of Parent Borrower’s subsidiaries, as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and the various lenders named therein. Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

10(w)
Note Purchase Agreement, dated as of January 24, 2011, among the Registrant, Pittston Services Group Inc., Brink’s Holding Company, Brink’s, Incorporated, and the purchasers party thereto.  Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 26, 2011.

10(x)
Stock Purchase Agreement, dated as of November 15, 2005, by and among BAX Holding Company, BAX Global Inc., The Brink’s Company and Deutsche Bahn AG.  Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed November 16, 2005.

10(y)
Separation and Distribution Agreement between the Registrant and Brink’s Home Security Holdings, Inc. dated as of October 31, 2008.  Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 5, 2008.

10(z)	Tax Matters Agreement between the Registrant and Brink’s Home Security Holdings, Inc. dated as of October 31, 2008. Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed November 5, 2008.

10(aa)
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

99(a)*
Excerpt from Pension-Retirement Plan relating to preservation of assets of the Pension-Retirement Plan upon a change in control.  Exhibit 99(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

101
Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2014, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Consolidated Balance Sheets at December 31, 2014, and December 31, 2013, (ii)  the Consolidated Statements of Income (Loss) for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*Management contract or compensatory plan or arrangement.