Form 10-Q
period 2015-03-31
BRINKS CO
filed 2015-05-01
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Yes  ☐  No  ☒

As of April 28, 2015, 48,632,121 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements

THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(In millions)	2015	2014

ASSETS

Current assets:
Cash and cash equivalents	$168.8	176.2
Accounts receivable, net	491.8	530.5
Prepaid expenses and other	131.6	129.0
Deferred income taxes	65.7	71.9
Total current assets	857.9	907.6

Property and equipment, net	614.6	669.5
Goodwill	196.0	215.7
Other intangibles	35.4	39.8
Deferred income taxes	282.3	289.5
Other	65.8	70.1

Total assets	$2,052.0	2,192.2

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$47.0	59.4
Current maturities of long-term debt	38.4	34.1
Accounts payable	127.3	168.6
Accrued liabilities	412.7	466.3
Total current liabilities	625.4	728.4

Long-term debt	422.4	373.3
Accrued pension costs	201.3	219.0
Retirement benefits other than pensions	254.2	257.1
Deferred income taxes	10.0	10.8
Other	117.5	129.8
Total liabilities	1,630.8	1,718.4

Contingent liabilities (notes 3, 4 and 11)

Equity:
The Brink’s Company (“Brink’s”) shareholders:
Common stock	48.6	48.6
Capital in excess of par value	589.7	584.5
Retained earnings	585.0	592.9
Accumulated other comprehensive loss	(833.8)	(792.0)
Brink’s shareholders	389.5	434.0

Noncontrolling interests	31.7	39.8

Total equity	421.2	473.8

Total liabilities and equity	$2,052.0	2,192.2

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months
	Ended March 31,
(In millions, except for per share amounts)	2015	2014

Revenues	$776.1	949.6

Costs and expenses:
Cost of revenues	629.1	759.7
Selling, general and administrative expenses	112.3	140.5
Total costs and expenses	741.4	900.2
Other operating expense	(21.8)	(123.1)

Operating profit (loss)	12.9	(73.7)

Interest expense	(4.9)	(5.8)
Interest and other income	0.4	-
Income (loss) from continuing operations before tax	8.4	(79.5)
Provision for income taxes	15.5	8.7

Loss from continuing operations	(7.1)	(88.2)

Income (loss) from discontinued operations, net of tax	(2.4)	0.5

Net loss	(9.5)	(87.7)
Less net loss attributable to noncontrolling interests	(6.5)	(29.2)

Net loss attributable to Brink’s	(3.0)	(58.5)

Amounts attributable to Brink’s
Continuing operations	(0.6)	(59.0)
Discontinued operations	(2.4)	0.5

Net loss attributable to Brink’s	$(3.0)	(58.5)

Earnings (loss) per share attributable to Brink’s common shareholders(a):
Basic:
Continuing operations	$(0.01)	(1.21)
Discontinued operations	(0.05)	0.01
Net loss	$(0.06)	(1.20)

Diluted:
Continuing operations	$(0.01)	(1.21)
Discontinued operations	(0.05)	0.01
Net loss	$(0.06)	(1.20)

Weighted-average shares
Basic	49.1	48.9
Diluted	49.1	48.9

Cash dividends paid per common share	$0.10	0.10

(a) Amounts may not add due to rounding.

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months
	Ended March 31,
(In millions)	2015	2014

Net loss	$(9.5)	(87.7)

Benefit plan adjustments:
Benefit plan experience gains	14.2	10.5
Benefit plan prior service cost	(3.0)	(0.4)
Total benefit plan adjustments	11.2	10.1

Foreign currency translation adjustments	(50.4)	(4.2)
Gains on cash flow hedges	-	0.6
Other comprehensive income (loss) before tax	(39.2)	6.5
Provision for income taxes	4.0	3.7

Other comprehensive income (loss)	(43.2)	2.8

Comprehensive loss	(52.7)	(84.9)
Less comprehensive loss attributable to noncontrolling interests	(7.9)	(29.9)

Comprehensive loss attributable to Brink's	$(44.8)	(55.0)

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statement of Equity

Three Months ended March 31, 2015
(Unaudited)

	Attributable to Brink’s
			Capital		Accumulated	Attributable
			in Excess		Other	to
		Common	of Par	Retained	Comprehensive	Noncontrolling
(In millions)	Shares	Stock	Value	Earnings	Loss	Interests	Total

Balance as of December 31, 2014	48.6	$48.6	584.5	592.9	(792.0)	39.8	473.8

Net loss	-	-	-	(3.0)	-	(6.5)	(9.5)
Other comprehensive loss	-	-	-	-	(41.8)	(1.4)	(43.2)
Dividends to:
Brink’s common shareholders ($0.10 per share)	-	-	-	(4.9)	-	-	(4.9)
Noncontrolling interests	-	-	-	-	-	(0.2)	(0.2)
Share-based compensation:
Stock awards and options:
Compensation expense	-	-	5.2	-	-	-	5.2

Balance as of March 31, 2015	48.6	$48.6	589.7	585.0	(833.8)	31.7	421.2

See accompanying notes to consolidated financial statements

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months
	Ended March 31,
(In millions)	2015	2014

Cash flows from operating activities:
Net loss	$(9.5)	(87.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	2.4	(0.5)
Depreciation and amortization	36.7	41.9
Share-based compensation expense	5.2	5.9
Deferred income taxes	(4.6)	(15.4)
Gains and losses:
Sales of available-for-sale securities	-	(0.1)
Sales of property and other assets	(0.2)	(0.3)
Impairment losses	1.1	-
Retirement benefit funding (more) less than expense:
Pension	(0.7)	0.5
Other than pension	2.4	1.8
Loss on Venezuela currency devaluation	18.0	121.9
Other operating	0.9	1.7
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(16.8)	(41.8)
Accounts payable, income taxes payable and accrued liabilities	(47.7)	8.7
Customer obligations	1.5	7.4
Prepaid and other current assets	(14.8)	(15.5)
Other	4.7	(0.5)
Discontinued operations	(2.0)	2.6
Net cash provided (used) by operating activities	(23.4)	30.6

Cash flows from investing activities:
Capital expenditures	(14.3)	(23.8)
Cash proceeds from sale of property, equipment and investments	0.2	0.4
Net cash received related to foreign currency derivatives	1.4	-
Other	3.4	-
Discontinued operations	1.9	(5.2)
Net cash used by investing activities	(7.4)	(28.6)

Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term debt	(6.6)	(13.9)
Long-term revolving credit facilities	(9.8)	70.0
Other long-term debt:
Borrowings	82.0	1.2
Repayments	(17.9)	(11.9)
Debt financing costs	(1.9)	-
Dividends to:
Shareholders of Brink’s	(4.9)	(4.8)
Noncontrolling interests in subsidiaries	(0.2)	(0.1)
Proceeds from exercise of stock options	0.1	-
Minimum tax withholdings associated with share-based compensation	(0.3)	(0.1)
Other	0.1	(0.2)
Net cash provided by financing activities	40.6	40.2
Effect of exchange rate changes on cash	(17.2)	(96.2)
Cash and cash equivalents:
Increase (decrease)	(7.4)	(54.0)
Balance at beginning of period	176.2	255.5
Balance at end of period	$168.8	201.5

See accompanying notes to consolidated financial statements

THE BRINK’S COMPANY
and subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of presentation

Effective December 2014, The Brink’s Company (along with its subsidiaries, “Brink’s” or “we”) has nine operating segments:
•	Each of the five countries within Largest 5 Markets (U.S., France, Mexico, Brazil and Canada)
•	Each of the three regions within Global Markets (Latin America, EMEA and Asia)
•	Payment Services

Our unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, the unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

The consolidated financial statements include the accounts of Brink’s and the subsidiaries it controls.  Control is determined based on ownership rights or, when applicable, based on whether we are considered to be the primary beneficiary of a variable interest entity.  Our interest in 20% to 50% owned companies that are not controlled are accounted for using the equity method, unless we do not sufficiently influence the management of the investee.  Other investments are accounted for as cost-method investments or as available-for-sale.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Brink’s Venezuela accounted for $20.5 million or 3% of total Brink’s revenues in the three months ended March 31, 2015 and $131.3 million or 14% of total Brink’s revenues in the three months ended March 31, 2014.

Since 2003, the Venezuelan government has controlled the exchange of local currency into other currencies, including the U.S. dollar.  During this period, the Venezuelan government has required that currency exchanges be made at official rates established by the government instead of allowing open markets to determine currency rates.  Different official rates existed for different industries and purposes.  The government has not approved all requests to convert bolivars to other currencies.

Late in 2013, the government added another official exchange process, known as SICAD, for travel and certain other purposes, made available at government discretion.  The published rate for this process in 2014 ranged from 10 to 12 bolivars to the U.S. dollar.  We have only been able to obtain dollars once using the SICAD process.

In March 2014, the government initiated another exchange mechanism known as SICAD II.  Conversions under this mechanism were also subject to specific eligibility requirements.  Transactions were reported in a range of 49 to 52 bolivars to the dollar.  From March 2014 through December 31, 2014, we received approval to obtain a total of $1.2 million (at a weighted average exchange rate of 51 bolivars to the dollar) through the SICAD II mechanism.

In February 2015, the government replaced the SICAD II process with a new process, known locally as SIMADI.  The rates published since mid-February 2015 have ranged from 170 to 198 bolivars to the U.S. dollar.  To date, we have not been successful in accessing U.S. dollars through this exchange mechanism.

As a result of the restrictions on currency exchange, our Venezuelan operations have in the past been unable to obtain sufficient U.S. dollars to purchase certain imported supplies and fixed assets.  Consequently, our Venezuelan operations have occasionally purchased more expensive, bolivar-denominated supplies and fixed assets.  Furthermore, there is a risk that the new SIMADI process will be discontinued or not accessible when needed in the future, which may continue to prevent us from repatriating dividends or obtaining U.S. dollars to operate our Venezuela operations.

Remeasurement rates during 2014.  Through March 23, 2014, we used the official rate of 6.3 bolivars to the dollar to remeasure our bolivar denominated monetary assets and liabilities into U.S. dollars and to translate our revenue and expenses.  Effective March 24, 2014, we began to use the exchange rate published for the SICAD II process to remeasure bolivar denominated monetary assets and liabilities and to translate our revenue and expenses.  We recognized a $121.9 million net remeasurement loss in the first quarter of 2014 when we changed from the official rate of 6.3 to SICAD II exchange rate, which averaged approximately 50 since opening on March 24, 2014 until implementation of the SIMADI process in February 2015.  The after-tax effect of these losses attributable to noncontrolling interests was $39.7 million in the first quarter of 2014.

Remeasurement rates during 2015.  Through February 11, 2015, we used the SICAD II process to remeasure our bolivar denominated monetary assets and liabilities into U.S. dollars and to translate our revenue and expenses.  Effective February 12, 2015, we began to use the exchange rate published for the SIMADI process to remeasure bolivar denominated monetary assets and liabilities and to translate our revenue and expenses.  We recognized an $18.0 million net remeasurement loss in the first quarter of 2015.  The after-tax effect of these losses attributable to noncontrolling interests was $5.6 million for the quarter.

Remeasuring our Venezuelan results using the SIMADI rate has had the following effects on our reported results:
•	Brink’s Venezuela became a much smaller component of Brink’s consolidated revenues and operating profit.
•
Brink’s Venezuela’s profit margin percentage declined as the historical U.S. dollar nonmonetary assets were not remeasured to a lower U.S. dollar basis but instead retained a historical higher basis which was used for depreciation and other expense attribution. Our nonmonetary assets were $51.5 million at March 31, 2015, and $55.0 million at December 31, 2014.

•	Our investment in our Venezuelan operations on an equity-method basis has declined. Our investment was $47.3 million at March 31, 2015, and $59.6 million at December 31, 2014.
•	Accumulated other comprehensive losses attributable to Brink’s shareholders related to Brink’s Venezuela were $112.8 million at March 31, 2015 and $113.0 million at December 31, 2014.
•
Our bolivar-denominated net monetary assets included in our consolidated balance sheets have declined.  Our bolivar-denominated net monetary assets were $5.1 million (including $3.7 million of cash and cash equivalents) at March 31, 2015 and $23.5 million (including $12.6 million of cash and cash equivalents) at December 31, 2014.

Note 2 – Segment information

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

When reviewing segment operating results for the first quarter of 2015, the CODM determined that it was no longer useful to include the operations of Venezuela in the evaluation of the results for the Global Markets – Latin America segment. Accordingly, the Company changed the composition of its reportable segments effective January 1, 2015 to exclude the Venezuela business.  The Venezuela operations are now reported as part of other items not allocated to segments for all periods presented. This change in the Company’s segment composition and segment performance measure provides the CODM with information to effectively assess segment performance and to make resource and allocation decisions. In addition, the removal of Venezuela from the Latin America segment provides our investors with an understanding of segment results that aligns with management’s view of the business, which is consistent with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting.

We believe that Brink’s has significant competitive advantages including:
•	brand name recognition
•	reputation for a high level of service and security
•	risk management and logistics expertise
•	global infrastructure and customer base
•	proprietary cash processing
•	proven operational excellence
•	high-quality insurance coverage and general financial strength.

	Revenues		Operating Profit (Loss)
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2015	2014	2015	2014

Reportable Segments:
U.S.	$183.6	175.8	$8.3	1.3
France	105.7	128.8	4.1	6.6
Mexico	85.7	100.2	7.9	3.7
Brazil	73.8	86.4	6.1	9.7
Canada	38.8	44.4	1.7	2.3
Largest 5 Markets	487.6	535.6	28.1	23.6
Latin America	90.8	90.6	16.5	10.1
EMEA	115.7	136.9	8.2	9.2
Asia	38.7	33.0	6.5	5.2
Global Markets	245.2	260.5	31.2	24.5
Payment Services	22.8	22.2	0.5	0.8
Total reportable segments	755.6	818.3	59.8	48.9

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	-	-	(17.6)	(29.6)
Foreign currency transaction losses	-	-	(4.8)	(0.7)
Reconciliation of segment policies to GAAP	-	-	3.2	2.2
Other items not allocated to segments:
FX devaluation in Venezuela	-	-	(20.6)	(123.3)
Venezuela operations	20.5	131.3	2.7	34.4
2014 Reorganization and Restructuring	-	-	(1.5)	-
Mexican settlement losses	-	-	(1.3)	(0.8)
U.S. retirement plans	-	-	(7.0)	(6.0)
Acquisitions and dispositions	-	-	-	1.2
Total	$776.1	949.6	$12.9	(73.7)

FX devaluation in Venezuela  The rate we use to remeasure operations in Venezuela declined significantly in February 2015 (from 52 to 170 bolivars to the U.S. dollar) and in March 2014 (from 6.3 to 50 bolivars to the U.S. dollar).  These currency devaluations resulted in losses from the remeasurement of bolivar-denominated net monetary assets.  Nonmonetary assets were not remeasured to a lower basis when the currency devalued.  Instead, under highly inflationary accounting rules, these assets retained their higher historical bases, which excess is recognized in earnings as the asset is consumed resulting in incremental expense until the excess basis is depleted.  Expenses related to these Venezuelan devaluations have not been allocated to segment results.

Venezuela operations We have excluded from our segment results all of our Venezuela operating results, including FX devaluation discussed separately above, due to management’s inability to allocate, generate or redeploy resources in-country or globally.  In light of these unique circumstances, the Venezuela business is primarily self-supporting and largely independent of the rest of our global operations.  As a result, the CODM, the Company’s Chief Executive Officer, assesses segment performance and makes resource decisions by segment excluding Venezuela operating results.  Additionally, management believes excluding Venezuela from segment results makes it possible to more effectively evaluate the company’s performance between periods.

Factors considered by management in excluding Venezuela results:
•	Continued inability to repatriate cash to redeploy to other operations or dividend to shareholders
•	Highly inflationary environment
•	Fixed exchange rate policy
•	Continued currency devaluations and
•	Our difficulty raising prices and controlling costs

2014 Reorganization and Restructuring  Brink’s reorganized and restructured its business in December 2014, eliminating the management roles and structures in its former Latin America and EMEA regions and implementing a plan to reduce the cost structure of various country operations by eliminating approximately 1,700 positions across its global workforce.  Severance costs of $21.8 million associated with these actions were recognized in 2014. Additional charges related to severance and lease terminations of $1.5 million were recognized in the first quarter of 2015. These amounts have not been allocated to segment results.

Mexican settlement losses Employee termination costs in Mexico are accounted for as retirement benefits under FASB ASC Topic 715, Compensation — Retirement Benefits. Settlement charges related to these termination benefits have not been allocated to segment results.

U.S. retirement plans Costs related to our frozen U.S. retirement plans have not been allocated to segment results.

Acquisitions and dispositions Brink’s sold an equity investment in a CIT business in Peru in September 2014. The equity earnings have not been allocated to segment results.

Note 3 – Retirement benefits

Pension plans
We have various defined-benefit pension plans covering eligible current and former employees.  Benefits under most plans are based on salary and years of service.

The components of net periodic pension cost for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2015	2014	2015	2014	2015	2014

Three months ended March 31,

Service cost	$-	-	2.9	3.5	2.9	3.5
Interest cost on projected benefit obligation	9.0	11.4	3.2	5.8	12.2	17.2
Return on assets – expected	(13.7)	(15.4)	(2.4)	(3.8)	(16.1)	(19.2)
Amortization of losses	7.8	7.2	1.3	0.5	9.1	7.7
Amortization of prior service cost	-	-	-	0.2	-	0.2
Settlement loss	-	-	2.3	0.7	2.3	0.7
Net periodic pension cost	$3.1	3.2	7.3	6.9	10.4	10.1

Included in:
Continuing operations	$3.1	3.2	6.2	6.5	9.3	9.7
Discontinued operations	-	-	1.1	0.4	1.1	0.4
Net periodic pension cost	$3.1	3.2	7.3	6.9	10.4	10.1

We made cash contributions totaling $87.2 million to the primary U.S. pension plan in 2014.  Based on current assumptions, as explained in our Annual Report on Form 10-K for the year ended December 31, 2014, we do not expect to make any additional contributions in the future.

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

The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

	UMWA Plans		Black Lung and Other Plans		Total
(In millions)	2015	2014	2015	2014	2015	2014

Three months ended March 31,

Interest cost on accumulated postretirement benefit obligations	$4.5	4.8	0.7	0.6	5.2	5.4
Return on assets – expected	(5.2)	(5.6)	-	-	(5.2)	(5.6)
Amortization of losses	4.3	3.7	0.7	0.2	5.0	3.9
Amortization of prior service (credit) cost	(1.2)	(1.1)	0.5	0.4	(0.7)	(0.7)
Net periodic postretirement cost	$2.4	1.8	1.9	1.2	4.3	3.0

Note 4 – Income taxes

	Three Months
	Ended March 31,
	2015	2014

Continuing operations
Provision for income taxes (in millions)	$15.5	8.7
Effective tax rate	184.5%	(10.9	) %

2015 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first quarter of 2015 was higher than the 35% U.S. statutory tax rate, primarily due to the significant nondeductible expenses resulting from the currency devaluation in Venezuela in the first quarter.

Excluding the Venezuela nondeductible expenses and the associated tax implications, our effective tax rate on continuing operations in the first quarter is 54%.  The rate is higher than 35% primarily due to higher tax expense resulting from cross border payments, nondeductible expenses in Mexico and the characterization of a French business tax as an income tax, partially offset by lower taxes resulting from the geographical mix of earnings.

2014 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first quarter of 2014 was negative when compared to the 35% U.S. statutory tax rate, primarily due to the significant nondeductible remeasurement charge resulting from the currency devaluation in Venezuela in the first quarter.  This remeasurement charge caused our first quarter before tax earnings to be negative and is largely nondeductible for tax purposes.  Excluding the aforementioned Venezuela remeasurement charge and associated tax implications, our effective tax rate on continuing operations in the first quarter was 37%.

Note 5 – Accumulated other comprehensive income (loss)

Other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive income (loss) into earnings, was as follows:

	Amounts Arising During		Amounts Reclassified to
	the Current Period		Net Income (Loss)
					Total Other
		Income		Income	Comprehensive
(In millions)	Pretax	Tax	Pretax	Tax	Income (Loss)

Three months ended March 31, 2015

Amounts attributable to Brink's:
Benefit plan adjustments	$(4.6)	1.2	15.7	(5.2)	7.1
Foreign currency translation adjustments	(48.9)	-	-	-	(48.9)
Gains (losses) on cash flow hedges	2.1	-	(2.1)	-	-
	(51.4)	1.2	13.6	(5.2)	(41.8)

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	-	-	0.1	-	0.1
Foreign currency translation adjustments	(1.5)	-	-	-	(1.5)
	(1.5)	-	0.1	-	(1.4)

Total
Benefit plan adjustments(a)	(4.6)	1.2	15.8	(5.2)	7.2
Foreign currency translation adjustments	(50.4)	-	-	-	(50.4)
Gains (losses) on cash flow hedges(c)	2.1	-	(2.1)	-	-
	$(52.9)	1.2	13.7	(5.2)	(43.2)

Three months ended March 31, 2014

Amounts attributable to Brink's:
Benefit plan adjustments	$(1.7)	0.3	11.7	(4.0)	6.3
Foreign currency translation adjustments	(3.4)	-	-	-	(3.4)
Unrealized gains (losses) on available-for-sale securities	(0.1)	-	0.1	-	-
Gains (losses) on cash flow hedges	(0.3)	-	0.9	-	0.6
	(5.5)	0.3	12.7	(4.0)	3.5

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	-	-	0.1	-	0.1
Foreign currency translation adjustments	(0.8)	-	-	-	(0.8)
	(0.8)	-	0.1	-	(0.7)

Total
Benefit plan adjustments(a)	(1.7)	0.3	11.8	(4.0)	6.4
Foreign currency translation adjustments	(4.2)	-	-	-	(4.2)
Unrealized gains (losses) on available-for-sale securities(b)	(0.1)	-	0.1	-	-
Gains (losses) on cash flow hedges(c)	(0.3)	-	0.9	-	0.6
	$(6.3)	0.3	12.8	(4.0)	2.8

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

	Three Months
	Ended March 31.
(In millions)	2015	2014

Total net periodic retirement benefit cost included in:
Cost of revenues	$9.9	9.9
Selling, general and administrative expenses	3.7	2.8

(b)
Gains and losses on sales of available-for-sale securities are reclassified from accumulated other comprehensive loss to the income statement when the gains or losses are realized.  Pretax amounts are classified in the income statement as interest and other income (expense).

(c)	Pretax gains and losses on cash flow hedges are classified in the income statement as:
•	other operating income (expense) ($2.3 million gains in the three months ended March 31, 2015 and $0.7 million losses in the three months ended March 31, 2014)
•	interest and other income (expense) ($0.2 million losses in the three months ended March 31, 2015 and $0.2 million losses in the three months ended March 31, 2014)

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

(In millions)	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2014	$(571.7)	(222.1)	1.4	0.4	(792.0)
Other comprehensive income (loss) before reclassifications	(3.4)	(48.9)	-	2.1	(50.2)
Amounts reclassified from accumulated other comprehensive loss	10.5	-	-	(2.1)	8.4
Other comprehensive income (loss) attributable to Brink's	7.1	(48.9)	-	-	(41.8)
Balance as of March 31, 2015	$(564.6)	(271.0)	1.4	0.4	(833.8)

Note 6 – Fair value of financial instruments

Investments in Available-for-sale Securities
We have investments in mutual funds designated as available-for-sale securities that are carried at fair value in the financial statements.  For these investments, fair value was estimated based on quoted prices categorized as a Level 1 valuation.  Valuation levels were defined in our 2014 Form 10-K.

Fixed-Rate Debt
The fair value and carrying value of our fixed-rate debts are as follows:

	March 31,	December 31,
(In millions)	2015	2014

Unsecured notes issued in a private placement
Carrying value	$92.9	100.0
Fair value	97.8	105.6

The fair value estimate of our unsecured private-placement notes is based on the present value of future cash flows, discounted at rates for similar instruments at the respective measurement dates, which we have categorized as a Level 3 valuation.

There were no transfers in or out of any of the levels of the valuation hierarchy in the first three months of 2015.

Other Financial Instruments
Other financial instruments include cash and cash equivalents, accounts receivable, floating rate debt, accounts payable and accrued liabilities.  The financial statement carrying amounts of these items approximate the fair value.

We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  Our short term contracts have a weighted average maturity of approximately one month.  In 2013, we entered into a cross-currency swap to hedge against the change in value of a long-term intercompany loan denominated in a currency other than the lending subsidiary’s functional currency.  The fair values of these currency contracts, including the cross-currency swap, are determined using Level 2 valuation techniques and are based on the present value of net future cash payments and receipts.  Accordingly, the fair values will fluctuate based on changes in market interest rates and the respective foreign currency to U.S. dollar exchange rate.  The fair values of our outstanding short-term foreign currency contracts at March 31, 2015, were not significant.  At March 31, 2015, the fair value of the cross-currency swap was a net asset of $7.8 million.  There were no transfers in or out of any of the levels of the valuation hierarchy in the first three months of 2015.

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

We have granted deferred stock units to directors through the Non-Employee Directors’ Equity Plan.  Share-based awards were granted to directors and remain outstanding under the Non-Employee Directors’ Stock Option Plan and the Directors’ Stock Accumulation Plan, both of which have expired.

Outstanding awards at March 31, 2015 include performance share units, market share units, restricted stock units, deferred stock units and stock options.

Compensation Expense
Compensation expense is measured using the fair-value-based method.  For employee and director awards considered equity grants, compensation expense is recognized from the grant date to the earlier of the retirement-eligible date or the vesting date.

Compensation expenses are classified as selling, general and administrative expenses in the consolidated statements of income (loss).  Compensation expenses for the share-based awards were as follows:

	Compensation Expense
	Three Months Ended March 31,
(in millions)	2015	2014

Performance Share Units	$2.5	2.5
Market Share Units	1.6	1.7
Restricted Stock Units	1.0	1.6
Deferred Stock Units	0.1	-
Stock Options	-	0.1
Share-based payment expense	5.2	5.9
Income tax benefit	(1.8)	(2.0)
Share-based payment expense, net of tax	$3.4	3.9

Restricted Stock Units (“RSUs”)
We measure the fair value of RSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period.

The following table summarizes RSU activity during the first quarter of 2015:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value

Nonvested balance as of December 31, 2014	367.1	$25.87
Granted	101.0	26.09
Cancelled	(13.1)	26.19
Vested	(34.1)	26.81
Nonvested balance as of March 31, 2015	420.9	$25.84

Performance Share Units (“PSUs”)
The majority of PSUs granted contain a market condition in addition to a performance condition.  We measure the fair value of these PSUs at the grant date using a Monte Carlo simulation model.

A small portion of PSUs granted contain only a performance condition.  We measure the fair value of these PSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period.

The following table provides the terms and weighted average assumptions used in the valuation of those PSUs containing a market condition:

Terms and Assumptions Used to Estimate Fair Value of PSUs	PSUs Granted in the First Quarter of 2015
Date of Measurement	February 20, 2015(a)

Terms of awards:
Performance period	Jan. 1, 2015 to
Dec. 31, 2017
Beginning average price of Brink’s common stock	$23.19

Assumptions used to estimate fair value:
Expected dividend yield(b)	0%
Expected stock price volatility	30%
Risk-free interest rate	1.0%
Contractual term in years	2.9

Weighted-average fair value estimate per share	$28.97

(a)	Represents the date awards were granted to employee.
(b)	PSUs are not entitled to dividends during the performance period.

The following table summarizes all PSU activity during the first quarter of 2015:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value

Nonvested balance as of December 31, 2014	343.6	$24.06
Granted	189.3	28.93
Cancelled	(9.4)	24.04
Vested	-	-
Nonvested balance as of March 31, 2015	523.5	$25.82

Market Share Units  (“MSUs”)
We measure the fair value of MSUs at the grant date using a Monte Carlo simulation model.  The following table provides the terms and the weighted average assumptions used in the valuation of the MSUs:

Terms and Assumptions Used to Estimate Fair Value of MSUs	MSUs Granted in the First Quarter of 2015
Date of Measurement	February 20, 2015(a)

Terms of awards:
Performance period	Jan. 1, 2015 to
Dec. 31, 2017
Beginning average price of Brink’s common stock	$23.19

Assumptions used to estimate fair value:
Expected dividend yield(b)	0%
Expected stock price volatility	30%
Risk-free interest rate	1.0%
Contractual term in years	2.9

Weighted-average fair value estimate per share	$30.37

(a)	Represents the date awards were granted to employee.
(b)	MSUs are not entitled to dividends during the performance period.

The following table summarizes all MSU activity during the first quarter of 2015:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value

Nonvested balance as of December 31, 2014	163.3	$25.47
Granted	108.6	30.37
Cancelled	-	-
Vested	-	-
Nonvested balance as of March 31, 2015	271.9	$27.42

Note 8 – Shares used to calculate earnings per share

	Three Months
	Ended March 31,
(In millions)	2015	2014

Weighted-average shares:
Basic(a)	49.1	48.9
Effect of dilutive stock options and awards	-	-
Diluted	49.1	48.9

Antidilutive stock options and awards excluded from denominator	1.4	2.1

(a)
We have deferred compensation plans for directors and certain of our employees.  Amounts owed to participants are denominated in common stock units.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average units credited to employees and directors under the deferred compensation plans.  Accordingly, included in basic shares are 0.5 million weighted-average units in the three months ended March 31, 2015, and 0.5 million weighted-average units in the three months ended March 31, 2014.

Note 9 – Income (loss) from discontinued operations

	Three Months
	Ended March 31,
(In millions)	2015	2014

Gain (loss) from operations(a)(b)	$(2.4)	0.9
Loss on sale(a)	(0.7)	-
Adjustments to contingencies of former operations(c):
Insurance recoveries related to BAX Global indemnification(d)	-	1.0
Other	(0.1)	(0.1)
Income (loss) from discontinued operations before income taxes	(3.2)	1.8
Provision (benefit) for income taxes	(0.8)	1.3
Income (loss) from discontinued operations, net of tax	$(2.4)	0.5

(a)
Discontinued operations include gains and losses related to businesses that we recently sold or shut down.  No interest expense was included in discontinued operations in the first three months of 2015 and 2014.

(b)	The loss from operations in 2015 included $1.0 million in pension settlement charges related to the Mexican parcel delivery service sold in February 2015.
(c)	Primarily related to former coal businesses and BAX Global, a former freight forwarding and logistics business.
(d)
BAX Global had been defending a claim related to the apparent diversion by a third party of goods being transported for a customer.  In 2010, the Dutch Supreme Court denied the final appeal of BAX Global, letting stand the lower court ruling that BAX Global was liable for this claim.  We had contractually indemnified the purchaser of BAX Global for this contingency.  Through 2010, we had recognized $11.5 million of expense related to the payment made in satisfaction of the judgment.  In 2014, we recovered $9.5 million from insurance companies related to this matter, of which $1.0 was recovered in the three months ended March 31, 2014.

Cash-in-transit operations sold or shut down:
•	Australia (sold in October 2014)
•	Puerto Rico (shut down in November 2014)
•	Netherlands (sold in December 2014)

Other operations sold:
•	In February 2015, we sold a small Mexican parcel delivery business which met the criteria for classification as a discontinued operation as of December 31, 2014.

Note 10 – Supplemental cash flow information

	Three Months
	Ended March 31,
(In millions)	2015	2014

Cash paid for:
Interest	$5.6	6.5
Income taxes	11.4	19.0

Non-cash Investing and Financing Activities
We acquired $1.1 million in armored vehicles under capital lease arrangements in the first three months of 2015 compared to $1.3  million in armored vehicles, CompuSafe® units and other equipment acquired in the first three months of 2014.

Note 11 – Contingent matters

On June 19, 2008, a lawsuit captioned Del Valle Gurria S.C. v. Servicio Pan Americano de Protección, S.A. de C.V. was filed with the Twenty-third Civil Judge in the Federal District in Mexico (the “Court”) against Servicio Pan American de Proteccion, S.A. de C.V. (SERPAPROSA), the Mexico subsidiary that we acquired in November 2010. The plaintiff claims it is owed legal fees and corresponding value-added tax (VAT), interest and expenses related to its legal representation of SERPAPROSA in connection with tax audits covering the 1991, 1992 and 1994 fiscal years.  On October 28, 2010, the Court issued a decision in favor of SERPAPROSA in part and the plaintiff in part, ordering SERPAPROSA to pay the plaintiff less than $1 million for its previous representation of SERPAPROSA. Between November 2010 and October 2013, the judgment was subject to multiple appeals by both parties to the Fifth Civil Court of Appeal of the Federal District in Mexico (the “Fifth Civil Court of Appeal”) and to the First Civil Collegiate Tribunal of the First Circuit in Mexico (the “First Civil Collegiate Tribunal”), and was remanded twice to the Court for determination of the fees to be paid to the plaintiff. On December 6, 2013, the Fifth Civil Court of Appeal issued a decision in favor of the plaintiff, modifying the lower court’s ruling and ordering SERPAPROSA to pay the plaintiff approximately $7 million plus VAT and interest for its previous representation of SERPAPROSA. SERPAPROSA filed a constitutional injunction on January 20, 2014 with the First Civil Collegiate Tribunal. The appeal was granted in favor of SERPAPROSA on September 17, 2014, ordering SERPAPROSA to pay approximately $2 million plus VAT and interest. The plaintiff filed an appeal on October 7, 2014, with the Mexico Supreme Court, which was rejected by the court on October 22, 2014. The plaintiff filed two subsequent actions appealing the Supreme Court’s October 22, 2014 decision, one before the First Appellate Court in Civil Matters of the First Circuit (the “Appellate Court”) and one with the Mexico Supreme Court. The action filed before the Appellate Court was rejected on February 16, 2015; the action filed with the Mexico Supreme Court is pending. The Company has accrued $2 million, reflecting the Company’s best estimate of exposure, although additional reasonably possible losses could be up to $10 million, based on currency exchange rates at March 31, 2015. The ultimate resolution of this matter is unknown and the estimated liability may change in the future. The Company denies the allegations asserted by the plaintiff and is vigorously defending itself in this matter.

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

Note 12 – 2014 Reorganization and Restructuring

In the fourth quarter of 2014, we announced a reorganization and restructuring of Brink’s global organization (“2014 Reorganization and Restructuring”) to accelerate the execution of our strategy by reducing costs and providing for a more streamlined and centralized organization. As part of this program, we expect to reduce our total workforce by approximately 1,700 positions. We believe the restructuring will save annual direct costs of approximately $45 to $50 million in 2015 compared to 2014, excluding severance, lease termination, accelerated depreciation and pension settlement charges. The actions under this program are expected to be completed by the end of 2015 with cumulative pretax charges estimated to be approximately $25 million, primarily severance costs. In the first quarter of 2015, we recognized lease termination charges of $0.8 million and severance charges of $0.7 million related to the 2014 Reorganization and Restructuring.

The following table summarizes the costs incurred and payments made in our 2014 Reorganization and Restructuring accruals:

(In millions)	Severance Costs	Lease Terminations	Total

Balance as of January 1, 2015	$21.4	-	21.4
Expenses	0.7	0.8	1.5
Payments	(9.9)	-	(9.9)
Foreign currency exchange effects	(1.0)	-	(1.0)
Balance as of March 31, 2015	$11.2	0.8	12.0

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

When reviewing segment operating results for the first quarter of 2015, the CODM determined that it was no longer useful to include the operations of Venezuela in the evaluation of the results for the Global Markets – Latin America segment. Accordingly, the Company changed the composition of its reportable segments effective January 1, 2015 to exclude the Venezuela business.  The Venezuela operations are now reported as part of other items not allocated to segments for all periods presented. This change in the Company’s segment composition and segment performance measure provides the CODM with information to effectively assess segment performance and to make resource and allocation decisions. In addition, the removal of Venezuela from the Latin America segment provides our investors with an understanding of segment results that aligns with management’s view of the business, which is consistent with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting.

We believe that Brink’s has significant competitive advantages including:
•	brand name recognition
•	reputation for a high level of service and security
•	risk management and logistics expertise
•	global infrastructure and customer base
•	proprietary cash processing
•	proven operational excellence
•	high-quality insurance coverage and general financial strength.

RESULTS OF OPERATIONS

Consolidated Review

Non-GAAP Financial Measures
We provide an analysis of our operations below on both a generally accepted accounting principles (“GAAP”) and non-GAAP basis.  The purpose of the non-GAAP information is to report our operating profit, income from continuing operations and earnings per share without certain income and expense items and to reflect a constant tax rate for quarterly results equal to the full-year non-GAAP tax rate.  The non-GAAP financial measures are intended to provide information to assist comparability and estimates of future performance.  The Non-GAAP adjustments used to reconcile our GAAP results are described in detail on pages 32–33.

Definition of Organic Growth
Organic growth represents the change in revenues or operating profit between the current and prior period, excluding the effect of:  acquisitions and dispositions, changes in currency exchange rates (as described on page 25) and the accounting effects of reporting Venezuela under highly inflationary accounting.

	Three months
	Ended March 31,		%
(In millions, except for per share amounts)	2015	2014	Change

GAAP
Revenues	$776.1	949.6	(18)
Operating profit (loss)	12.9	(73.7)	fav
Income (loss) from continuing operations(a)	(0.6)	(59.0)	fav
Diluted EPS from continuing operations(a) (c)	(0.01)	(1.21)	fav

Non-GAAP(b)
Revenues	$755.6	818.3	(8)
Operating profit (loss)	40.6	20.8	95
Income from continuing operations(a)	20.1	7.3	fav
Diluted EPS from continuing operations(a) (c)	0.41	0.15	fav

(a)	Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.
(b)	Non-GAAP results are reconciled to the applicable GAAP results on pages 32–33.
(c)	For GAAP EPS purposes the number of shares for basic and diluted is 49.1 million. For non-GAAP purposes, the number of shares for diluted is 49.5 million.

GAAP Basis
Analysis of Consolidated Results: First Quarter 2015 versus First Quarter 2014
Consolidated Revenues  Revenues decreased $173.5 million or 18% due to unfavorable changes in currency exchange rates ($329.0 million), partially offset by organic growth in Venezuela ($122.2 million), Latin America ($14.6 million) and the U.S. ($7.8 million).  A significant portion of the reduction in revenues from currency exchange rates relates to a devaluation of the Venezuelan bolivar in February 2015.  The U.S. dollar also strengthened against the euro and most currencies in Latin America, including the Brazilian real and Mexican peso.  Revenues increased 16% on an organic basis due mainly to higher average selling prices (including the effects of inflation in several Latin American countries).

Consolidated Costs and Expenses Cost of revenues decreased 17% to $629.1 million as higher labor costs from inflation-based wage increases were more than offset by changes in currency rates, including devaluation in Venezuela.  Selling, general and administrative costs decreased 20% to $112.3 million due primarily to changes in currency exchange rate, including devaluation in Venezuela, partially offset by higher labor costs.

Consolidated Operating Profit (Loss) Operating profit increased $86.6 million due mainly to:
•	a $121.9 million charge in 2014 related to the remeasurement of net monetary assets as a result of the 88% devaluation of Venezuela currency (compared to an $18.0 million charge in 2015),
•	organic profit improvement in Latin America ($7.7 million), the U.S. ($7.0 million) and Mexico ($5.3 million), and
•	lower corporate expenses ($14.0 million) on an organic basis, partially offset by the negative impact of other changes in currency exchange rates ($19.5 million), including devaluation in Venezuela.

Consolidated Income (Loss) from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Loss from continuing operations attributable to Brink’s shareholders in 2015 decreased $58.4 million to a loss of $0.6 million primarily due to the operating profit increase mentioned above, partially offset by the corresponding lower loss attributable to noncontrolling interests ($22.7 million) and higher tax expense ($6.8 million).  Earnings per share from continuing operations was negative $0.01, up from negative $1.21 in 2014.

Non-GAAP Basis
Analysis of Consolidated Results: First Quarter 2015 versus First Quarter 2014
Consolidated Revenues   Revenues decreased $62.7 million or 8% due to unfavorable changes in currency exchange rates ($96.0 million), partially offset by organic growth in Latin America ($14.6 million) and the U.S. ($7.8 million).  The reduction in revenues from currency exchange rates relates to a strengthening of the U.S. dollar against the euro and most currencies in Latin America including the Brazilian real and Mexican peso.  Revenues increased 4% on an organic basis due mainly to higher average selling prices (including the effects of inflation in several Latin American countries).  See page 22 for our definition of “organic.”

Consolidated Operating Profit Operating profit increased $19.8 million in 2015 primarily due to organic profit improvement in Latin America ($7.7 million), the U.S. ($7.0 million) and Mexico ($5.3 million), as well as lower corporate expenses on an organic basis ($14.0), partially offset by the negative impact of changes in currency exchange rates ($11.0 million).

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Income from continuing operations attributable to Brink’s shareholders in 2015 increased 175% primarily due to the operating profit increase mentioned above, partially offset by the corresponding higher tax expense ($8.3 million).  Earnings per share from continuing operations was $0.41, up from $0.15 in 2014.

Outlook

Outlook for 2015
Our organic revenue growth rate for 2015 compared to our 2014 Non-GAAP results is expected to be approximately 5% or $150 million, and our estimate of the negative impact of changes in currency exchange rates on revenues is approximately 12% or $400 million.  Our operating profit margin on a Non-GAAP basis is expected to be in the range of 5.3% to 5.8%.

			2015
	2014	2014	Non-GAAP
	GAAP	Non-GAAP(a)	Outlook(a)	% Change

Revenues	$3,562	3,351	~3,100
Operating profit (loss)	(28)	124	165 – 180
Nonoperating expense	(22)	(22)	(21)
Provision for income taxes	(37)	(47)	(60) – (68)
Noncontrolling interests	31	(6)	(7)
Income (loss) from continuing operations attributable to Brink's	(55)	49	77 – 86
EPS from continuing operations attributable to Brink's	$(1.12)	1.01	1.55 – 1.75

Key Metrics
Revenues Change
Organic			150	5%
Currency			(400)	(12%)
Total			(250)	(7%)

Operating profit margin	(0.8%)	3.7%	5.3% – 5.8%

Effective income tax rate	(74.9%)	45.7%	42.0%

Fixed assets acquired(b)
Capital expenditures	$136		130 – 140
Capital leases(c)	12		20
Total	$148		150 – 160

Depreciation and amortization(b)	$162		150

Amounts may not add due to rounding

Non-GAAP Outlook for 2016(a)
•	$2.00 to $2.40 earnings per share
•	Revenues of $3.4 billion
•	Operating profit margin of 7.0%
•	U.S. operating profit margin of 6%
•	Mexico operating profit margin of 10%

(a)	See pages 32 and 33 for information about reconciliations to GAAP.
(b)	Fixed assets acquired and depreciation and amortization are on a GAAP basis.
(c)	Includes capital leases for newly acquired assets only.

Revenues and Operating Profit by Segment: First Quarter 2015 versus First Quarter 2014

		Organic	Acquisitions /	Currency		% Change
	1Q'14	Change	Dispositions (a)	(b)	1Q'15	Total	Organic
Revenues:
U.S.	$175.8	7.8	-	-	183.6	4	4
France	128.8	-	-	(23.1)	105.7	(18)	-
Mexico	100.2	(3.5)	-	(11.0)	85.7	(14)	(3)
Brazil	86.4	3.2	-	(15.8)	73.8	(15)	4
Canada	44.4	(0.7)	-	(4.9)	38.8	(13)	(2)
Largest 5 Markets	535.6	6.8	-	(54.8)	487.6	(9)	1
Latin America	90.6	14.6	-	(14.4)	90.8	-	16
EMEA	136.9	(0.4)	-	(20.8)	115.7	(15)	-
Asia	33.0	4.6	2.8	(1.7)	38.7	17	14
Global Markets	260.5	18.8	2.8	(36.9)	245.2	(6)	7
Payment Services	22.2	4.9	-	(4.3)	22.8	3	22
Revenues - non-GAAP	818.3	30.5	2.8	(96.0)	755.6	(8)	4

Other items not allocated to segments(c)	131.3	122.2	-	(233.0)	20.5	(84)	93
Revenues - GAAP	$949.6	152.7	2.8	(329.0)	776.1	(18)	16

Operating profit:
U.S.	$1.3	7.0	-	-	8.3	fav	fav
France	6.6	(1.5)	-	(1.0)	4.1	(38)	(23)
Mexico	3.7	5.3	-	(1.1)	7.9	fav	fav
Brazil	9.7	(2.2)	-	(1.4)	6.1	(37)	(23)
Canada	2.3	(0.4)	-	(0.2)	1.7	(26)	(17)
Largest 5 Markets	23.6	8.2	-	(3.7)	28.1	19	35
Latin America	10.1	7.7	-	(1.3)	16.5	63	76
EMEA	9.2	(0.6)	-	(0.4)	8.2	(11)	(7)
Asia	5.2	1.4	0.2	(0.3)	6.5	25	27
Global Markets	24.5	8.5	0.2	(2.0)	31.2	27	35
Payment Services	0.8	(0.1)	-	(0.2)	0.5	(38)	(13)
Corporate expenses(d)	(28.1)	14.0	-	(5.1)	(19.2)	(32)	(50)
Operating profit - non-GAAP	20.8	30.6	0.2	(11.0)	40.6	95	fav

Other items not allocated to segments(c)	(94.5)	(27.4)	(1.2)	95.4	(27.7)	(71)	29
Operating profit (loss) - GAAP	$(73.7)	3.2	(1.0)	84.4	12.9	fav	(4)

Amounts may not add due to rounding.

(a)
Includes operating results and gains/losses on acquisitions, sales and exits of businesses.  The 2014 divestiture of an equity interest in a business in Peru is included in “Other items not allocated to segments”.

(b)
The “Currency” amount is the sum of the “monthly currency changes” adjusted for any additional expense recorded under highly inflationary accounting rules.  The “monthly currency change” is equal to the Revenues or Operating Profit for the month in local currency, on a country-by-country basis, multiplied by the difference in rates used to translate the current period amounts to U.S. dollars versus the translation rates used in the year-ago month.  Venezuela is translated to the U.S. dollar under highly inflationary accounting rules.  Net monetary assets in local currency are remeasured to U.S. dollars using current exchange rates with losses recognized in earnings.  Nonmonetary assets under these rules are not remeasured to a lower basis in U.S. dollars when the currency devalues.  Instead, these assets retain their higher U.S. dollar historical bases and the excess basis is recognized in earnings as each asset is consumed.  Both of these effects are included in “Currency” in the “Other items not allocated to segments” line to reconcile to the GAAP amounts.

(c)	See page 27 for more information.
(d)	Corporate expenses are not allocated to segment results. Corporate expenses include salaries and other costs to manage the global business and to perform activities required by public companies.

Analysis of Segment Results: First Quarter 2015 versus First Quarter 2014

Largest 5 Markets

U.S. Revenues increased 4% ($7.8 million) due to organic revenue growth as a result of volume increases.  Operating profit increased $7.0 million due to the stronger volumes, cost cutting and productivity initiatives and lower health care costs.

France  Revenues decreased 18% ($23.1 million) due to unfavorable currency impact ($23.1 million).  Revenues were flat on an organic basis, as low growth in volumes was offset by unfavorable pricing.  Operating profit decreased 38% ($2.5 million) due to higher costs, including investments to transform the business, and the unfavorable pricing mentioned above, as well as unfavorable currency ($1.0 million).

Mexico  Revenues decreased 14% ($14.5 million) due to unfavorable currency impact ($11.0 million), as well as a 3% organic decrease ($3.5 million) on customer volume reductions that originated in early 2014.  Operating profit increased 114% ($4.2 million) due to a change in employee benefit structure and the impact of cost cutting initiatives, partially offset by the organic volume decrease.

Brazil  Revenues decreased 15% ($12.6 million) primarily due to the negative impact of currency exchange rates ($15.8 million), partially offset by 4% organic growth ($3.2 million) from price increases.  Operating profit decreased 37% ($3.6 million) driven by lower organic profits resulting from slightly lower volume due to economic pressures ($2.2 million) and unfavorable currency ($1.4 million).

Canada  Revenues decreased 13% ($5.6 million) primarily due to the negative impact of currency exchange rates ($4.9 million).  Operating profit decreased 26% ($0.6 million) driven by slightly lower volumes and unfavorable currency ($0.2 million).

Global Markets

Latin America  Revenues were flat as organic growth of 16% ($14.6 million) driven by inflation-based revenue increases in Argentina was offset by the negative impact of currency exchange rates ($14.4 million).  Operating profit increased 63% ($6.4 million) driven by higher organic results in Argentina and Chile, partially offset by lower organic results in Colombia and unfavorable currency impact ($1.3 million).

EMEA  Revenues decreased 15% ($21.2 million) primarily due to unfavorable currency ($20.8 million).  Revenue was flat on an organic basis as lower volume in Germany was offset by growth in Switzerland and Luxembourg.  Operating profit decreased 11% ($1.0 million) due to lower profits in Russia and Ireland.

Asia  Revenues increased 17% ($5.7 million) due mainly to organic growth across the region.  Operating profit increased 25% ($1.3 million) primarily due to the revenue growth.

Payment Services

Payment Services  Revenues increased 3% ($0.6 million) as 22% organic growth ($4.9 million) was partially offset by negative currency ($4.3 million).  Operating profit decreased $0.3 million driven by negative currency ($0.2 million).

Income and Expense Not Allocated to Segments

Corporate Expenses

	Three Months
	Ended March 31,		% change
(In millions)	2015	2014	2015

General, administrative and other expenses	$(17.6)	(29.6)	(41)
Foreign currency transacton losses	(4.8)	(0.7)	unfav
Reconciliation of segment policies to GAAP	3.2	2.2	45
Corporate expenses	$(19.2)	(28.1)	(32)

First-quarter corporate expenses totaled $19.2 million, down $8.9 million from the prior year due to cost reductions from reorganization and restructuring, a decrease in non-income taxes and lower incentive compensation expense. Corporate expenses include former non-segment and regional management costs, currency transaction gains and losses, and costs related to global initiatives.

Other Items Not Allocated to Segments

	Three Months
	Ended March 31,		% change
(In millions)	2015	2014	2015

Revenues:
Venezuela operations	$20.5	131.3	(84)

Operating profit:
FX devaluation in Venezuela	(20.6)	(123.3)	(83)
Venezuela operations	2.7	34.4	(92)
2014 Reorganization and Restructuring	(1.5)	-	unfav
Mexican settlement losses	(1.3)	(0.8)	63
U.S. retirement plans	(7.0)	(6.0)	17
Acquisitions and dispositions	-	1.2	(100)
Operating profit	$(27.7)	(94.5)	(71)

See note 2 on page 10 to the consolidated financial statements for explanations of each of the other items not allocated to segments.

Other items not allocated to segments was a lower expense in the first quarter of 2015 versus the prior year period primarily due to decreased losses from devaluations in Venezuela, partially offset by a decline in profits from Venezuela operations, after excluding the effect of the devaluations.

2015 Outlook

See page 40 for a 5-year projection of expenses based on current assumptions for our significant U.S. retirement plans.  We are not able to estimate the amount of settlement losses of our Mexican subsidiaries.

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

Changes in exchange rates may also affect transactions which are denominated in currencies other than the functional currency.  From time to time, we use foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At March 31, 2015, the notional value of our shorter term outstanding foreign currency contracts was $40.6 million with average contract maturities of approximately one month.  These shorter term foreign currency contracts primarily offset exposures in the Mexican peso and euro.  Additionally, these shorter term contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings.  We recognized gains of $1.2 million on these foreign currency contracts in the first quarter of 2015.  At March 31, 2015, the fair value of these shorter term foreign currency contracts was not significant.

We also have a longer term cross currency swap contract to hedge exposure in Brazilian real which is designated as a cash flow hedge for accounting purposes.  At March 31, 2015, the notional value of this longer term contract was $19.2 million with a weighted average maturity of 1.4 years.  We recognized net gains of $2.1 million on this contract, of which gains of $2.3 million were included in other operating income (expense) to offset transaction losses of $2.3 million and expenses of $0.2 million were included in interest and other income (expense) in the first quarter of 2015.  At March 31, 2015, the fair value of the longer term cross currency swap was a net asset of $7.8 million.

See note 1 to the consolidated financial statements for a description of Venezuelan government currency processes and restrictions, their effect on our operations, and how we account for currency remeasurement for our Venezuelan subsidiaries.

Other Operating Expense

Other operating expense includes amounts included in segment as well as income and expense not allocated to segments.

	Three Months
	Ended March 31,		%
(In millions)	2015	2014	change

Foreign currency items:
Transaction losses	$(22.8)	(124.8)	(82)
Hedge gains (losses)	1.2	(0.4)	fav
Gains on sale of property and other assets	0.2	0.3	(33)
Impairment losses	(1.1)	-	unfav
Share in earnings of equity affiliates	0.1	1.4	(93)
Royalty income	0.4	0.3	33
Other	0.2	0.1	100
Other operating expense	$(21.8)	(123.1)	(82)

Other operating expense decreased in the first quarter of 2015 primarily as a result of lower remeasurement losses associated with the currency devaluation in Venezuela in the first quarter of 2015 ($18.0 million) versus the remeasurement charge related to the currency devaluation in the prior year quarter ($121.9 million). See note 1 to the consolidated financial statements for a description of the change in currency exchange processes and rates in Venezuela.

Nonoperating Income and Expense

Interest expense

	Three Months
	Ended March 31,		%
(In millions)	2015	2014	change

Interest expense	$4.9	5.8	(16)

Interest and other income

	Three Months
	Ended March 31,		%
(In millions)	2015	2014	change

Interest income	$0.7	0.9	(22)
Gain on sale of available-for-sale securities	-	0.1	(100)
Foreign currency hedge losses	(0.2)	(0.2)	-
Other	(0.1)	(0.8)	(88)
Interest and other income	$0.4	-	fav

Outlook for 2015
We expect nonoperating expense on a non-GAAP basis of $21 million in 2015 versus $22 million in 2014.  See page 24 for a summary of our 2015 outlook.

Income Taxes

	Three Months
	Ended March 31,
	2015	2014

Continuing operations
Provision for income taxes (in millions)	$15.5	8.7
Effective tax rate	184.5%	(10.9	) %

2015 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first quarter of 2015 was higher than the 35% U.S. statutory tax rate, primarily due to the significant nondeductible expenses resulting from the currency devaluation in Venezuela in the first quarter.

Excluding the Venezuela nondeductible expenses and the associated tax implications, our effective tax rate on continuing operations in the first quarter is 54%.  The rate is higher than 35% primarily due to higher tax expense resulting from cross border payments, nondeductible expenses in Mexico and the characterization of a French business tax as an income tax, partially offset by lower taxes resulting from the geographical mix of earnings.

2014 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first quarter of 2014 was negative when compared to the 35% U.S. statutory tax rate, primarily due to the significant nondeductible remeasurement charge resulting from the currency devaluation in Venezuela in the first quarter.  This remeasurement charge caused our first quarter before tax earnings to be negative and is largely nondeductible for tax purposes.  Excluding the aforementioned Venezuela remeasurement charge and associated tax implications, our effective tax rate on continuing operations in the first quarter was 37%.

Outlook for 2015
Due to the significant nondeductible Venezuela remeasurement charge, the GAAP effective income tax rate for 2015 is expected to be 67%.  On a Non-GAAP basis, the effective income tax rate for 2015 is expected to be 42%.  Our effective tax rate may fluctuate materially from these estimates due to changes in permanent book-tax differences, changes in the expected amount and geographical mix of earnings, changes in current or deferred taxes due to legislative changes, changes in valuation allowances or accruals for contingencies and other factors.  See page 24 for a summary of our 2015 outlook.

Noncontrolling Interests

	Three Months
	Ended March 31,		%
(In millions)	2015	2014	change

Net loss attributable to noncontrolling interests	$6.5	29.2	(78)

The net loss attributable to noncontrolling interests in the first quarter of 2015 was primarily due to the currency remeasurement charge of our Venezuelan subsidiary as a result of the remeasurement of net monetary assets using the SIMADI currency exchange rate at March 31, 2015.  See note 1 to the consolidated financial statements for more information about the currency remeasurement of our Venezuelan subsidiaries.  Remeasurement losses were $18.0 million in the first quarter of 2015 and $121.9 million in the first quarter of 2014.  The after-tax effect of these losses attributable to noncontrolling interests was $5.6 million in the first quarter of 2015 and $39.7 million in the first quarter of 2014.

Outlook for 2015
We expect the net loss attributable to noncontrolling interests to be $7 million on a Non-GAAP basis in 2015 as compared to $6 million in 2014.  See page 24 for a summary of our 2015 Outlook and pages 32–33 for information about reconciliation to GAAP.

Income (Loss) from Discontinued Operations

	Three Months
	Ended March 31,
(In millions)	2015	2014

Gain (loss) from operations(a)(b)	$(2.4)	0.9
Loss on sale(a)	(0.7)	-
Adjustments to contingencies of former operations(c):
Insurance recoveries related to BAX Global indemnification(d)	-	1.0
Other	(0.1)	(0.1)
Income (loss) from discontinued operations before income taxes	(3.2)	1.8
Provision (benefit) for income taxes	(0.8)	1.3
Income (loss) from discontinued operations, net of tax	$(2.4)	0.5

(a)
Discontinued operations include gains and losses related to businesses that we recently sold or shut down.  No interest expense was included in discontinued operations in the first three months of 2015 and 2014.

(b)	The loss from operations in 2015 included $1.0 million in pension settlement charges related to the Mexican parcel delivery service sold in February 2015.
(c)	Primarily related to former coal businesses and BAX Global, a former freight forwarding and logistics business.
(d)
BAX Global had been defending a claim related to the apparent diversion by a third party of goods being transported for a customer.  In 2010, the Dutch Supreme Court denied the final appeal of BAX Global, letting stand the lower court ruling that BAX Global was liable for this claim.  We had contractually indemnified the purchaser of BAX Global for this contingency.  Through 2010, we had recognized $11.5 million of expense related to the payment made in satisfaction of the judgment.  In 2014, we recovered $9.5 million from insurance companies related to this matter, of which $1.0 was recovered in the three months ended March 31, 2014.

Cash-in-transit operations sold or shut down:
•	Australia (sold in October 2014)
•	Puerto Rico (shut down in November 2014)
•	Netherlands (sold in December 2014)

Other operations sold:
•	In February 2015, we sold a small Mexican parcel delivery business which met the criteria for classification as a discontinued operation as of December 31, 2014.

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

Our Non-GAAP results now exclude Venezuela operations due to our inability to repatriate cash, the inflationary economy, fixed exchange rate policy, continued currency devaluations, and our difficulty raising prices and controlling costs. Management believes excluding Venezuela operating results enables investors to more effectively evaluate the Company’s performance between periods.

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

Non-GAAP Results Reconciled to GAAP

	Three Months Ended			Three Months Ended
	March 31, 2015			March 31, 2014
	Pre-tax	Tax	Effective tax rate	Pre-tax	Tax	Effective tax rate
Effective Income Tax Rate(a)
Non-GAAP	$36.1	15.2	42.0%	15.0	6.9	45.7%
Other items not allocated to segments(b)	(27.7)	0.3	142.5%	(94.5)	1.8	(56.6%)
GAAP	$8.4	15.5	184.5%	$(79.5)	8.7	(10.9%)

Amounts may not add due to rounding.

(a)	From continuing operations.
(b)
See “Other Items Not Allocated To Segments” on page 27 for pre-tax amounts and details.  Other Items Not Allocated To Segments for noncontrolling interests, income from continuing operations attributable to Brink's and EPS are the effects of the same items at their respective line items of the consolidated statements of income (loss).

(c)
Non-GAAP income from continuing operations and non-GAAP EPS have been adjusted to reflect an effective income tax rate in each interim period equal to the full-year non-GAAP effective income tax rate. The estimated full-year non-GAAP effective tax rate is 42.0% for 2015 and was 45.7% for 2014.

Non-GAAP reconciled to GAAP

	Three Months Ended March 31,
(In millions)	2015	2014

Revenues:
Non-GAAP	$755.6	818.3
Other items not allocated to segments(b)	20.5	131.3
GAAP	$776.1	949.6

Operating profit (loss):
Non-GAAP	$40.6	20.8
Other items not allocated to segments(b)	(27.7)	(94.5)
GAAP	$12.9	(73.7)

Provision for income taxes:
Non-GAAP	$15.2	6.9
Other items not allocated to segments(b)	(3.9)	(3.3)
Income tax rate adjustment(c)	4.2	5.1
GAAP	$15.5	8.7

Net income (loss) attributable to noncontrolling interests:
Non-GAAP	$0.8	0.8
Other items not allocated to segments(b)	(6.2)	(31.3)
Income tax rate adjustment(c)	(1.1)	1.3
GAAP	$(6.5)	(29.2)

Income (loss) from continuing operations attributable to Brink's:
Non-GAAP	$20.1	7.3
Other items not allocated to segments(b)	(17.6)	(59.9)
Income tax rate adjustment(c)	(3.1)	(6.4)
GAAP	$(0.6)	(59.0)

Diluted EPS
Non-GAAP	$0.41	0.15
Other items not allocated to segments(b)	(0.36)	(1.23)
Income tax rate adjustment(c)	(0.06)	(0.13)
GAAP	$(0.01)	(1.21)

Non-GAAP margin	5.4%	2.5%

Amounts may not add due to rounding.

See page 32 for footnote explanations.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows from operating activities decreased by $54.0 million in the first three months of 2015 as compared to the first three months of 2014.  Cash used for investing activities decreased by $21.2 million in the first three months of 2015 compared to the first three months of 2014 as a result of a decrease in capital expenditures and cash used by discontinued operations. Cash also decreased $8.7 million in 2015 as a result of a change in the exchange rate we used to remeasure net monetary assets in Venezuela (see note 1 to the consolidated financial statements).  We financed our liquidity needs in the first three months of 2015 with long-term debt.

Operating Activities

	Three Months
	Ended March 31,		$
(In millions)	2015	2014	change

Cash flows from operating activities
Non-GAAP basis (before pension contributions)	$(22.9)	17.2	(40.1)
Contributions to primary U.S. pension plan	-	3.4	(3.4)
Non-GAAP basis (reduced by pension contributions)	(22.9)	20.6	(43.5)
Increase (decrease) in certain customer obligations(a)	1.5	7.4	(5.9)
Discontinued operations(b)	(2.0)	2.6	(4.6)
GAAP basis	$(23.4)	30.6	(54.0)

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

GAAP
Operating cash flows decreased by $54.0 million in the first three months of 2015 compared to the same period in 2014.  The decrease was primarily due to increases in cash used for working capital, including severance payments, a decrease in operating profit (excluding the effect of Venezuela remeasurement losses), a smaller increase in cash held for customers in the first quarter of 2015 compared to the same 2014 period, and a decrease in cash provided by discontinued operations.

Non-GAAP (before and after pension contribution)
Cash flows from operating activities decreased by $40.1 million ($43.5 million including pension contributions) in the first three months of 2015 as compared to the same period in 2014.  The decrease was primarily due to increases in cash used for working capital, including severance payments, and a decrease in operating profit (excluding the effect of Venezuela remeasurement losses).

Investing Activities

	Three Months
	Ended March 31,		$
(In millions)	2015	2014	change

Cash flows from investing activities
Capital expenditures	$(14.3)	(23.8)	9.5
Proceeds from sale of property, equipment and investments	0.2	0.4	(0.2)
Net cash received related to foreign currency derivatives	1.4	-	1.4
Other	3.4	-	3.4
Discontinued operations	1.9	(5.2)	7.1
Investing activities	$(7.4)	(28.6)	21.2

Cash used by investing activities decreased by $21.2 million in the first three months of 2015 versus the first three months of 2014.  The decrease was primarily due to lower capital expenditures of $9.5 million and less cash used in discontinued operations of $7.1 million.

Capital expenditures and depreciation and amortization were as follows:

	Three Months
	Ended March 31,		$	Full Year	Outlook
(In millions)	2015	2014	change	2014	2015

Property and equipment acquired during the period
Capital expenditures:(b)
Largest 5 Markets	$7.5	12.9	(5.4)	83.4	(a)
Global Markets	3.1	4.8	(1.7)	29.8	(a)
Payment Services	0.2	-	0.2	0.8	(a)
Corporate	3.5	6.1	(2.6)	22.1	(a)
Capital expenditures	$14.3	23.8	(9.5)	136.1	130 – 140

Capital leases:(c)
Largest 5 Markets	$1.1	0.1	1.0	10.6	(a)
Global Markets	-	-	-	0.3	(a)
Payment Services	-	1.2	(1.2)	1.2	(a)
Capital leases	$1.1	1.3	(0.2)	12.1	20

Total:
Largest 5 Markets	$8.6	13.0	(4.4)	94.0	(a)
Global Markets	3.1	4.8	(1.7)	30.1	(a)
Payment Services	0.2	1.2	(1.0)	2.0	(a)
Corporate	3.5	6.1	(2.6)	22.1	(a)
Total	$15.4	25.1	(9.7)	148.2	150 – 160

Depreciation and amortization(b)
Largest 5 Markets	$24.3	27.2	(2.9)	107.7	(a)
Global Markets	7.3	8.5	(1.2)	31.4	(a)
Payment Services	0.8	0.9	(0.1)	3.7	(a)
Corporate	4.3	5.3	(1.0)	19.1	(a)
Depreciation and amortization	$36.7	41.9	(5.2)	161.9	150

(a)	Not provided
(b)	Capital expenditures as well as depreciation and amortization related to Venezuela have been excluded from Global Markets and included in Corporate
(c)
Represents the amount of property and equipment acquired using capital leases.  Because the assets are acquired without using cash, the acquisitions are not reflected in the consolidated cash flow statement.  Amounts are provided here to assist in the comparison of assets acquired in the current year versus prior years.  Sales leaseback transactions are excluded from "Capital leases" in this table

Since 2011, we have increased our spending on information technology to improve business process productivity, and we have reduced our maintenance capital expenditures for vehicles and facilities while continuing to focus on safety and security.  We continue to focus on maximizing asset utilization and maintenance of capital expenditures which has enabled us to reduce our annual spend to a level more in line with depreciation.  Our reinvestment ratio, which we define as the annual amount of property and equipment acquired during the period divided by the annual amount of depreciation, was 0.9 for the twelve months ending March 31, 2015 compared to 1.1 for the twelve months ending March 31, 2014.

Capital expenditures in the first quarter of 2015 were primarily for information technology and machinery and equipment.

Financing Activities

Summary of financing activities

	Three Months
	Ended March 31,
(In millions)	2015	2014

Cash provided by financing activities
Borrowings and repayments:
Short-term debt	$(6.6)	(13.9)
Long-term revolving credit facilities	(9.8)	70.0
Other long-term debt	64.1	(10.7)
Borrowings (repayments)	47.7	45.4

Debt financing costs	(1.9)	-
Dividends attributable to:
Shareholders of Brink’s	(4.9)	(4.8)
Noncontrolling interests in subsidiaries	(0.2)	(0.1)
Other	(0.1)	(0.3)
Cash flows from financing activities	$40.6	40.2

Debt borrowings and repayments
Cash provided by financing activities was consistent with prior year.  In the first quarter of 2015, we paid $1.9 million in debt financing costs related to the refinancing of our revolving credit facility and execution of our new term loan.

Dividends
We paid dividends to Brink’s shareholders of $0.10 per share or $4.9 million in the first quarter of 2015, similar to the prior year.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, and our cash flow and business requirements, as determined by the board of directors.

Capitalization

We use a combination of debt, leases and equity to capitalize our operations.

Reconciliation of Net Debt to U.S. GAAP Measures

	March 31,	December 31,
(In millions)	2015	2014

Debt:
Short-term debt	$47.0	59.4
Long-term debt	460.8	407.4
Total Debt	507.8	466.8

Less:
Cash and cash equivalents	168.8	176.2
Amounts held by Cash Management Services operations(a)	(29.6)	(28.0)
Cash and cash equivalents available for general corporate purposes	139.2	148.2

Net Debt	$368.6	318.6

(a)
 Title to cash received and processed in certain of our secure Cash Management Services operations transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources and in our computation of Net Debt.

Net Debt is a supplemental Non-GAAP financial measure that is not required by, or presented in accordance with GAAP.  We use Net Debt as a measure of our financial leverage.  We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage.  Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our consolidated balance sheets.  Set forth above is a reconciliation of Net Debt, a Non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP.   Net Debt excluding cash and debt in Venezuelan operations was $373 million at March 31, 2015, and $332 million at December 31, 2014.

Net Debt increased by $50 million primarily due to increased borrowings to fund working capital needs during the first quarter of 2015.

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

Limitations on dividends from foreign subsidiaries.   A significant portion of our operations are outside the U.S. which may make it difficult to repatriate cash for use in the U.S.  See “Risk Factors” in Item 1A of our 2014 Form 10-K, for more information on the risks associated with having businesses outside the U.S.

Incremental taxes.  Of the $168.8 million of cash and cash equivalents at March 31, 2015, $146.4 million is held by subsidiaries that we consider to be permanently invested and for which we do not expect to repatriate to the U.S.  If we were to decide to repatriate this cash to the U.S., we may have to accrue and pay additional income taxes.  Given the number of foreign operations and the complexities of the tax law, it is not practical to estimate the potential tax liability, but the amount of taxes owed could be material depending on how and when the repatriation were to occur.

Venezuela.  We have $3.7 million of cash and cash equivalents denominated in Venezuelan bolivars (as remeasured at the published SIMADI rate of 193 bolivars to the U.S. dollar) at March 31, 2015.  We believe that the SIMADI process to convert bolivars (as described in note 1 to the consolidated financial statements) is the only method for which we are likely to receive U.S. dollars that we need to operate our business and to repatriate earnings.  The Venezuelan government has restricted conversions of bolivars into U.S. dollars in the past and may do so in the future.

Argentina.  We have $9.7 million in cash and cash equivalents denominated in Argentinean pesos at March 31, 2015.  The Argentinean government has, from time-to-time, imposed limits on the exchange of local pesos into U.S. dollars.  As a result, we have elected in the past and may elect in the future to repatriate cash from Argentina using alternative legal methods, which may result in less favorable exchange rates.

Debt
On March 10, 2015, we refinanced our previous $480 million unsecured revolving credit facility with a $525 million unsecured revolving bank credit facility (the “Revolving Facility”) that matures in March 2020.  The Revolving Facility’s interest rate is based on LIBOR plus a margin or an alternate base rate plus a margin.  The Revolving Facility allows us to borrow or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility.  As of March 31, 2015, $309 million was available under the Revolving Facility.  Amounts outstanding under the Revolving Facility as of March 31, 2015, were denominated primarily in U.S. dollars and to a lesser extent in euros.

The margin on LIBOR borrowings under the Revolving Facility, which ranges from 1.00% to 1.70% depending on either our credit rating or leverage ratio as defined within the Revolving Facility, was 1.30% at March 31, 2015.  The margin on alternate base rate borrowings under the Revolving Facility ranges from 0.0% to 0.70%.  We also pay an annual facility fee on the Revolving Facility based on either our credit rating or the leverage ratio.  The facility fee, which ranges from 0.125% to 0.30%, was 0.20% at March 31, 2015.

We have $93 million in unsecured notes issued through a 2011 private placement debt transaction (the “Notes”).  At March 31, 2015, the Notes were comprised of $43 million in series A notes with a fixed interest rate of 4.57% and $50 million in series B notes with a fixed interest rate of 5.20%.  Annual principal payments under the series A notes began in January 2015.  The series B notes are due in January 2021.

As of March 31, 2015, we had two unsecured multi-currency revolving bank credit facilities totaling $40 million, of which $22 million was available at March 31, 2015.  A $20 million facility expires in December 2015 and a $20 million facility expires in February 2017.   Interest on these facilities is based on LIBOR plus a margin.  The margin ranges from 0.9% to 2.0%.  We also have the ability to borrow from other banks, at the banks’ discretion, under short-term uncommitted agreements.  Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

We have a $24 million unsecured committed credit facility that expires in April 2016.  Interest on this facility is based on LIBOR plus a margin, which ranges from 1.20% to 1.575%.  As of March 31, 2015, $19 million was available under the facility.

We have three unsecured letter of credit facilities totaling $179 million, of which $44 million was available at March 31, 2015.  An $85 million facility expires in June 2015, a $40 million facility expires in December 2015, and a $54 million facility expires in December 2016.  The Revolving Facility and the multi-currency revolving credit facilities are also used for issuance of letters of credit and bank guarantees.

On March 12, 2015, we entered into a $75 million unsecured term loan facility. Interest on this facility is based on LIBOR plus a margin of 1.75%. The facility is due in March 2022. As of March 31, 2015, the principal amount outstanding is $75 million.

The Revolving Facility, the Notes, the unsecured multi-currency revolving bank credit facilities, the unsecured committed credit facility, the letter of credit facilities and the unsecured term loan facility contain subsidiary guarantees and various financial and other covenants.  The covenants, among other things, limit our total indebtedness, restrict certain payments to shareholders, limit priority debt, limit asset sales, limit the use of proceeds from asset sales, provide for a maximum leverage ratio and provide for minimum coverage of interest costs.  The credit agreements do not provide for the acceleration of payments should our credit rating be reduced.  If we were not to comply with the terms of our various credit agreements, the repayment terms could be accelerated and the commitments could be withdrawn.  An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  We were in compliance with all financial covenants at March 31, 2015.

Equity
At March 31, 2015, we had 100 million shares of common stock authorized and 48.6 million shares issued and outstanding.

U.S. Retirement Liabilities

Funded Status of U.S. Retirement Plans
	Actual	Actual	Projected
(In millions)	2014	1Q 2015	2-4Q 2015	2016	2017	2018	2019

U.S. pension plans
Beginning funded status	$(123.1)	(117.8)	(113.0)	(98.3)	(77.9)	(56.7)	(32.2)
Net periodic pension credit(a)	18.6	4.7	13.8	20.3	22.4	24.3	25.9
Payment from Brink’s:
Primary U.S. pension plan	87.2	-	-	-	-	-	-
Other U.S. pension plan	0.6	0.1	0.5	0.6	0.6	0.6	1.3
Benefit plan experience gain	(101.1)	-	0.4	(0.5)	(1.8)	(0.4)	-
Ending funded status	$(117.8)	(113.0)	(98.3)	(77.9)	(56.7)	(32.2)	(5.0)

UMWA plans
Beginning funded status	$(142.1)	(197.2)	(196.3)	(194.5)	(192.1)	(190.1)	(188.5)
Net periodic postretirement credit(a)	4.3	0.7	2.0	2.4	2.0	1.6	1.1
Benefit plan experience gain	(58.6)	-	-	-	-	-	-
Other	(0.8)	0.2	(0.2)	-	-	-	-
Ending funded status	$(197.2)	(196.3)	(194.5)	(192.1)	(190.1)	(188.5)	(187.4)

Black lung and other plans
Beginning funded status	$(44.3)	(58.3)	(57.1)	(54.1)	(50.3)	(46.6)	(43.2)
Net periodic postretirement cost(a)	(1.9)	(0.5)	(1.6)	(2.0)	(1.8)	(1.7)	(1.6)
Payment from Brink’s	7.3	1.7	4.6	5.8	5.5	5.1	4.7
Other	(19.4)	-	-	-	-	-	-
Ending funded status	$(58.3)	(57.1)	(54.1)	(50.3)	(46.6)	(43.2)	(40.1)

(a)	Excludes amounts reclassified from accumulated other comprehensive income (loss).

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

UMWA Plans
Retirement benefits related to former coal operations include medical benefits provided by the Pittston Coal Group Companies Employee Benefit Plan for UMWA Represented Employees.  There are approximately 3,900 beneficiaries in the UMWA plans.  The company does not expect to make additional contributions to these plans until 2032 based on actuarial assumptions.

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

Assumptions for U.S. Retirement Obligations
We have made various assumptions to estimate the amount of payments to be made in the future.  The most significant assumptions include:
•	Changing discount rates and other assumptions in effect at measurement dates (normally December 31)
•	Investment returns of plan assets
•	Addition of new participants (historically immaterial due to freezing of pension benefits and exit from coal business)
•	Mortality rates
•	Change in laws

The assumptions used to estimate our U.S. retirement obligations can be found in our Annual Report on Form 10-K for the year ended December 31, 2014.

Summary of Total Expenses Related to All U.S. Retirement Liabilities

This table summarizes actual and projected expense (income) related to U.S. retirement liabilities.

	Actual	Actual	Projected
(In millions)	2014	1Q 2015	2-4Q 2015	FY2015	2016	2017	2018	2019

U.S. pension plans	$65.7	3.1	9.2	12.3	6.7	0.3	(4.3)	(8.1)
UMWA plans	3.4	2.4	7.3	9.7	9.2	8.9	8.6	8.5
Black lung and other plans	4.0	1.5	4.5	6.0	5.8	5.5	4.7	2.8
Total	$73.1	7.0	21.0	28.0	21.7	14.7	9.0	3.2

Summary of Total Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants

This table summarizes actual and projected payments:
•	from Brink’s to U.S. retirement plans, and
•	from the plans to participants.

	Actual	Actual	Projected
(In millions)	2014	1Q 2015	2-4Q 2015	FY2015	2016	2017	2018	2019

Payments from Brink’s to U.S. Plans
Primary U.S. pension plan	$87.2	-	-	-	-	-	-	-
Other U.S. pension plan	0.6	0.1	0.5	0.6	0.6	0.6	0.6	1.3
Black lung and other plans	7.3	1.7	4.6	6.3	5.8	5.5	5.1	4.7
Total	$95.1	1.8	5.1	6.9	6.4	6.1	5.7	6.0

Payments from U.S. Plans to participants
U.S. pension plans	$193.9	15.2	31.8	47.0	47.3	48.0	48.6	49.6
UMWA plans	33.9	8.7	21.7	30.4	30.2	30.3	32.2	31.7
Black lung and other plans	7.3	1.7	4.6	6.3	5.8	5.5	5.1	4.7
Total	$235.1	25.6	58.1	83.7	83.3	83.8	85.9	86.0

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of the most recent measurement date.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

Contingent Matters

See note 11 to the consolidated financial statements for information about contingent matters at March 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We serve customers in more than 100 countries, including 41 countries where we operate subsidiaries.  These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates.  In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program.  Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the three months ended March 31, 2015.

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), who is our principal executive officer, and Vice President and Chief Financial Officer (“CFO”), who is our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, as of the end of the period covered by this report, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information
This document contains both historical and forward-looking information.  Words such as “anticipates,” “assumes,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “potential,” “believes,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, statements regarding future performance of The Brink’s Company and its global operations, including the timing and anticipated savings and other impacts of our 2014 Reorganization and Restructuring and additional; 2015 workforce reductions, revenues, organic revenue growth, operating profit and operating profit margin, income from continuing operations, non-operating income or expense and earnings per share; 2016 revenues, operating profit margin and earnings per share, the repatriation of cash from our Venezuelan and Argentinean operations, the anticipated financial effect of pending litigation, operating profit expected margins in the Company’s operating segments, the acquisition of new vehicles in the United States with capital leases, the realization of deferred tax assets, our anticipated  effective tax rate for 2015 and our tax position, the reinvestment of earnings on operations outside the United States, net income (loss) attributable to noncontrolling interests, projected currency impact on revenues, capital expenditures, capital leases and depreciation and amortization, future pension obligations, the ability to meet liquidity needs,  expenses and payouts for the U.S. retirement plans and the non-U.S. pension plans and the expected long-term rate of return and funded status of the primary U.S. pension plan, expected liability for and future contributions to the UMWA plans, liability for black lung obligations, our ability to obtain U.S. dollars in Venezuela, and future devaluation in Venezuela.  Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which are difficult to quantify and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

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

Part II - Other Information

Item 1.  Legal Proceedings

For a discussion of legal proceedings, see note 10 to the consolidated financial statements, “Contingent Matters,” in Part I, Item 1 of this Form 10-Q.

Item 6.  Exhibits

Exhibit
Number

31.1
Certification of Thomas C. Schievelbein, President and Chief Executive Officer (Principal Executive Officer) of The Brink’s Company, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Joseph W. Dziedzic, Executive Vice President and Chief Financial Officer (Principal Financial Officer) of The Brink’s Company, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Thomas C. Schievelbein, President and Chief Executive Officer (Principal Executive Officer) of The Brink’s Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Joseph W. Dziedzic, Executive Vice President and Chief Financial Officer (Principal Financial Officer) of The Brink’s Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2015, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Consolidated Balance Sheets at March 31, 2015, and December 31, 2014, (ii)  the Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) the Consolidated Statement of Equity for the three months ended March 31, 2015, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (vi) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

May 1, 2015	By: /s/ Joseph W. Dziedzic
Joseph W. Dziedzic
(Executive Vice President and
Chief Financial Officer)
(principal financial officer)