Form 10-Q
period 2015-09-30
BRINKS CO
filed 2015-10-30
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
Yes  ☐  No  ☒
As of October 27, 2015, 48,885,749 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements
THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets
(Unaudited)

(In millions)	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$176.1	176.2
Accounts receivable, net	508.0	530.5
Prepaid expenses and other	130.1	129.0
Deferred income taxes	58.5	71.9
Total current assets	872.7	907.6

Property and equipment, net	542.0	669.5
Goodwill	190.9	215.7
Other intangibles	29.8	39.8
Deferred income taxes	275.0	289.5
Other	66.7	70.1

Total assets	$1,977.1	2,192.2

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$47.4	59.4
Current maturities of long-term debt	37.0	34.1
Accounts payable	143.2	168.6
Accrued liabilities	418.1	466.3
Total current liabilities	645.7	728.4

Long-term debt	395.6	373.3
Accrued pension costs	188.3	219.0
Retirement benefits other than pensions	250.2	257.1
Deferred income taxes	9.1	10.8
Other	111.6	129.8
Total liabilities	1,600.5	1,718.4

Contingent liabilities (notes 3, 4 and 11)

Equity:
The Brink's Company ("Brink's") shareholders:
Common stock	48.9	48.6
Capital in excess of par value	594.3	584.5
Retained earnings	569.9	592.9
Accumulated other comprehensive loss	(848.1)	(792.0)
Brink’s shareholders	365.0	434.0

Noncontrolling interests	11.6	39.8

Total equity	376.6	473.8

Total liabilities and equity	$1,977.1	2,192.2

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for per share amounts)	2015	2014	2015	2014

Revenues	$759.2	872.5	2,295.6	2,681.1

Costs and expenses:
Cost of revenues	616.4	726.6	1,866.4	2,205.2
Selling, general and administrative expenses	111.1	130.6	343.4	401.9
Total costs and expenses	727.5	857.2	2,209.8	2,607.1
Other operating income (expense)	(6.4)	45.9	(62.2)	(77.8)

Operating profit (loss)	25.3	61.2	23.6	(3.8)

Interest expense	(4.8)	(6.6)	(14.4)	(18.3)
Interest and other income	0.9	0.4	1.7	1.0
Income (loss) from continuing operations before tax	21.4	55.0	10.9	(21.1)
Provision for income taxes	14.1	26.8	37.2	39.6

Income (loss) from continuing operations	7.3	28.2	(26.3)	(60.7)

Loss from discontinued operations, net of tax	(0.1)	(8.6)	(2.4)	(7.4)

Net income (loss)	7.2	19.6	(28.7)	(68.1)
Less net loss attributable to noncontrolling interests	(0.4)	(0.6)	(20.4)	(31.4)

Net income (loss) attributable to Brink’s	7.6	20.2	(8.3)	(36.7)

Amounts attributable to Brink’s
Continuing operations	7.7	28.8	(5.9)	(29.3)
Discontinued operations	(0.1)	(8.6)	(2.4)	(7.4)

Net income (loss) attributable to Brink’s	$7.6	20.2	(8.3)	(36.7)

Earnings (loss) per share attributable to Brink’s common shareholders(a):
Basic:
Continuing operations	$0.16	0.59	(0.12)	(0.60)
Discontinued operations	—	(0.17)	(0.05)	(0.15)
Net income (loss)	$0.16	0.41	(0.17)	(0.75)

Diluted:
Continuing operations	$0.16	0.58	(0.12)	(0.60)
Discontinued operations	—	(0.17)	(0.05)	(0.15)
Net income (loss)	$0.15	0.41	(0.17)	(0.75)

Weighted-average shares
Basic	49.4	49.1	49.3	49.0
Diluted	49.9	49.4	49.3	49.0

Cash dividends paid per common share	$0.10	0.10	0.30	0.30
(a)   Amounts may not add due to rounding.
See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014

Net income (loss)	$7.2	19.6	(28.7)	(68.1)

Benefit plan adjustments:
Benefit plan experience gains	14.0	9.4	41.6	29.0
Benefit plan prior service cost	(0.4)	(0.4)	(3.9)	(1.3)
Deferred profit sharing	(0.1)	(0.1)	0.1	(0.1)
Total benefit plan adjustments	13.5	8.9	37.8	27.6

Foreign currency translation adjustments	(39.8)	(50.4)	(83.3)	(46.3)
Unrealized net losses on available-for-sale securities	(0.4)	(0.3)	(0.5)	(0.4)
Losses on cash flow hedges	(0.4)	(0.1)	—	(0.1)
Other comprehensive loss before tax	(27.1)	(41.9)	(46.0)	(19.2)
Provision for income taxes	4.5	3.3	13.0	10.3

Other comprehensive loss	(31.6)	(45.2)	(59.0)	(29.5)

Comprehensive loss	(24.4)	(25.6)	(87.7)	(97.6)
Less comprehensive loss attributable to noncontrolling interests	(2.7)	(2.7)	(23.6)	(33.1)

Comprehensive loss attributable to Brink's	$(21.7)	(22.9)	(64.1)	(64.5)
See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statement of Equity

Nine Months ended September 30, 2015
(Unaudited)

	Attributable to Brink’s
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Attributable to Noncontrolling Interests	Total

Balance as of December 31, 2014	48.6	$48.6	584.5	592.9	(792.0)	39.8	473.8

Net loss	—	—	—	(8.3)	—	(20.4)	(28.7)
Other comprehensive loss	—	—	—	—	(55.8)	(3.2)	(59.0)
Dividends to:
Brink’s common shareholders ($0.30 per share)	—	—	—	(14.6)	—	—	(14.6)
Noncontrolling interests	—	—	—	—	—	(5.1)	(5.1)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	11.0	—	—	—	11.0
Consideration from exercise of stock options	0.2	0.2	3.5	—	—	—	3.7
Reduction in excess tax benefit of stock compensation	—	—	(1.7)	—	—	—	(1.7)
Other share-based benefit programs	0.1	0.1	(1.5)	(0.1)	—	—	(1.5)
Redeeming the interests of noncontrolling shareholders	—	—	(1.5)	—	(0.3)	0.5	(1.3)

Balance as of September 30, 2015	48.9	$48.9	594.3	569.9	(848.1)	11.6	376.6
See accompanying notes to consolidated financial statements

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2015	2014
Cash flows from operating activities:
Net loss	$(28.7)	(68.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations, net of tax	2.4	7.4
Depreciation and amortization	106.3	122.5
Share-based compensation expense	11.0	16.2
Deferred income taxes	(6.7)	(11.4)
Realized gains:
Sales of available-for-sale securities	(0.3)	(0.3)
Sales of property and other assets	(0.6)	(45.5)
Venezuela impairment	35.3	—
Other impairment losses	1.5	1.2
Retirement benefit funding (more) less than expense:
Pension	6.3	(80.5)
Other than pension	7.2	2.0
Loss on Venezuela currency devaluation	18.1	121.6
Other operating	3.3	3.8
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and income taxes receivable	(58.9)	(84.3)
Accounts payable, income taxes payable and accrued liabilities	1.0	73.0
Customer obligations	5.1	17.1
Prepaid and other current assets	(8.3)	(4.1)
Other	(1.2)	(5.1)
Discontinued operations	(2.0)	7.0
Net cash provided by operating activities	90.8	72.5

Cash flows from investing activities:
Capital expenditures	(61.2)	(82.4)
Available-for-sale securities:
Purchases	(19.0)	—
Sales	13.3	0.7
Cash proceeds from sale of property, equipment and investments	0.8	62.6
Other	0.4	(5.0)
Discontinued operations	1.9	(6.1)
Net cash used by investing activities	(63.8)	(30.2)

Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term debt	(1.2)	(0.5)
Long-term revolving credit facilities	(29.3)	126.0
Other long-term debt:
Borrowings	82.4	6.7
Repayments	(33.3)	(73.2)
Payments for redemption of redeemable noncontrolling interests	(0.2)	—
Debt financing costs	(2.0)	—
Dividends to:
Shareholders of Brink’s	(14.6)	(14.5)
Noncontrolling interests in subsidiaries	(5.1)	(8.7)
Proceeds from exercise of stock options	3.7	0.4
Minimum tax withholdings associated with share-based compensation	(1.7)	(1.2)
Other	0.9	(0.9)
Net cash (used) provided by financing activities	(0.4)	34.1
Effect of exchange rate changes on cash	(26.7)	(108.9)
Cash and cash equivalents:
Increase (decrease)	(0.1)	(32.5)
Balance at beginning of period	176.2	255.5
Balance at end of period	$176.1	223.0
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

We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements. Actual results could differ materially from these estimates.  The most significant estimates are related to goodwill and other long-lived assets, pension and other retirement benefit obligations, legal contingencies, business divestitures, foreign currency translation and deferred tax assets.

The consolidated financial statements include the accounts of Brink’s and the subsidiaries it controls.  Control is determined based on ownership rights or, when applicable, based on whether we are considered to be the primary beneficiary of a variable interest entity.  Our interest in 20% to 50% owned companies that are not controlled are accounted for using the equity method, provided we sufficiently influence the management of the investee.  Other investments are accounted for as cost-method investments or as available-for-sale.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation
Our consolidated financial statements are reported in U.S. dollars.  Our foreign subsidiaries maintain their records primarily in the currency of the country in which they operate.

The method of translating local currency financial information into U.S. dollars depends on whether the economy in which our foreign subsidiary operates has been designated as highly inflationary or not.  Economies with an officially reported three-year cumulative inflation rate of more than 100% are considered highly inflationary.

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

Brink’s Venezuela accounted for $52.0 million or 2% of total Brink’s revenues in the nine months ended September 30, 2015 and $178.7 million or 7% of total Brink’s revenues in the nine months ended September 30, 2014.

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

Late in 2013, the government added an official exchange process, known as SICAD, for travel and certain other purposes, made available at government discretion.  The published rate for this process in 2014 ranged from 10 to 12 bolivars to the U.S. dollar.  We were only able to obtain dollars once using the SICAD process.

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

As a result of the restrictions on currency exchange, our Venezuelan operations have in the past been unable to obtain sufficient U.S. dollars to purchase certain imported supplies and fixed assets.  Consequently, our Venezuelan operations have occasionally purchased more expensive, bolivar-denominated supplies and fixed assets.  Furthermore, there is a risk that the new SIMADI process will be discontinued or not accessible when needed in the future, which may prevent our Venezuelan operations from obtaining U.S. dollars to operate the business and to repatriate dividends. The Venezuelan government has implemented additional restrictions that limit price increases and workforce reductions, which may further restrict our ability to effectively operate the business. These restrictions could hamper our ability to maintain control over our investment in our Venezuelan operations. We continue to monitor whether consolidating our Venezuelan operations remains appropriate.

Remeasurement rates during 2014.  Through March 23, 2014, we used the official rate of 6.3 bolivars to the U.S. dollar to remeasure our bolivar-denominated monetary assets and liabilities into U.S. dollars and to translate our revenue and expenses.  Effective March 24, 2014, we began to use the exchange rate published for the SICAD II process to remeasure bolivar-denominated monetary assets and liabilities and to translate our revenue and expenses.  We recognized a $121.6 million net remeasurement loss in the first nine months of 2014 when we changed from the official rate of 6.3 to the SICAD II exchange rate, which averaged approximately 50 since opening on March 24, 2014 until implementation of the SIMADI process in February 2015.  The after-tax effect of this loss attributable to noncontrolling interests was $39.7 million in the first nine months of 2014.

Remeasurement rates during 2015.  Through February 11, 2015, we used the SICAD II rates to remeasure our bolivar-denominated monetary assets and liabilities into U.S. dollars and to translate our revenue and expenses.  Effective February 12, 2015, we began to use the exchange rate published for the SIMADI process to remeasure bolivar-denominated monetary assets and liabilities and to translate our revenue and expenses.  The SIMADI rate at September 30, 2015 was 200 bolivars to the dollar. As a result, we recognized an $18.1 million net remeasurement loss in the first nine months of 2015.  The after-tax effect of this loss attributable to noncontrolling interests was $5.7 million.

Remeasuring our Venezuelan results using the SIMADI rate has had the following effects on our reported results:

•	Brink’s Venezuela became a much smaller component of Brink’s consolidated revenues and operating profit.

•
Brink’s Venezuela’s profit margin percentage declined as the historical U.S. dollar nonmonetary assets were not remeasured to a lower U.S. dollar basis but instead retained a historical higher basis which was used for depreciation and other expense attribution. Our nonmonetary assets were $13.0 million at September 30, 2015, and $55.0 million at December 31, 2014.

•
Our investment in our Venezuelan operations on an equity-method basis declined.  Our investment was $21.2 million at September 30, 2015, which included $17.4 million in net payables to other Brink's affiliates and $59.6 million at December 31, 2014, which included $17.6 million in net payables to other Brink's affiliates.

•
Our bolivar-denominated net monetary assets included in our consolidated balance sheets declined.  Our bolivar-denominated net monetary assets were $3.1 million (including $6.0 million of cash and cash equivalents) at September 30, 2015 and $23.5 million (including $12.6 million of cash and cash equivalents) at December 31, 2014.

•	Accumulated other comprehensive losses attributable to Brink’s shareholders related to Brink’s Venezuela were $112.2 million at September 30, 2015 and $113.0 million at December 31, 2014.

Impairment of Long-lived Assets in Venezuela
During the second quarter of 2015, Brink's elected to evaluate and pursue strategic options for the Venezuelan business. Our consideration of these strategic options is ongoing and, during the second quarter of 2015, required us to perform an impairment review of the carrying values of our Venezuelan long-lived assets in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 360, Property, Plant and Equipment. Our asset impairment analysis included management's best estimate of associated cash flows relating to the long-lived assets and included fair value assumptions that reflect conditions that exist in a volatile economic environment. Future events or actions relative to our Venezuelan business may result in further adjustments.

As a result of our impairment analysis, we recognized a $34.5 million impairment charge in the second quarter of 2015. We recognized an additional $0.8 million in impairment charges in the third quarter of 2015. After these impairment charges, the carrying value of the long-lived assets of our Venezuelan operations is $3.7 million at September 30, 2015.  We have not reclassified any of the $112.2 million of accumulated other comprehensive losses attributable to Brink’s shareholders related to Brink’s Venezuela into earnings.

Argentina
We use the official exchange rate to translate the Brink's Argentina balance sheet and income statement. At September 30, 2015, the official exchange rate was 9.4 local pesos to the U.S. dollar.

The government in Argentina has periodically imposed limits on the exchange of local pesos into U.S. dollars. As a result, we have elected in the past and expect to continue in the future to repatriate cash from Argentina using markets to convert Argentine pesos into U.S. dollars at rates approximately 30% to 40% less favorable than the rates at which we translated the financial statements of our subsidiary in Argentina. See note 10 Supplemental cash flow information for more information. In the third quarter of 2015 and the first nine months of 2015, we recognized $2.3 million in losses from converting local pesos into U.S. dollars. We also recognized similar losses from repatriating cash from Argentina in the prior year ($0.9 million in the third quarter of 2014 and $2.8 million in the first nine months of 2014). These conversion losses are classified in the income statement as other operating income (expense). At September 30, 2015, we had cash and short term investments denominated in pesos of $24.6 million.

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
In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts with Customers, a new standard related to revenue recognition which requires an entity to recognize an amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of this new standard to January 1, 2018. The new standard can be applied retrospectively to each reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application in retained earnings. We are assessing the potential impact of this new standard on financial reporting and have not yet selected a transition method.

Note 2 - Segment information

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

We believe that Brink’s has significant competitive advantages including:

•	brand name recognition

•	reputation for a high level of service and security

•	risk management and logistics expertise

•	global infrastructure and customer base

•	proprietary cash processing

•	proven operational excellence

•	high-quality insurance coverage and general financial strength.

	Revenues		Operating Profit (Loss)
	Three Months Ended September 30,		Three Months Ended September 30,
(In millions)	2015	2014	2015	2014
Reportable Segments:
U.S.	$182.6	181.6	$1.4	3.9
France	110.8	132.7	13.7	16.7
Mexico	80.4	95.1	3.4	(0.4)
Brazil	63.6	95.8	3.7	4.8
Canada	37.9	46.0	3.6	4.0
Largest 5 Markets	475.3	551.2	25.8	29.0
Latin America	91.7	95.4	17.6	10.7
EMEA	111.5	139.1	9.4	15.5
Asia	39.7	36.3	7.1	6.2
Global Markets	242.9	270.8	34.1	32.4
Payment Services	21.7	25.4	(2.0)	(2.4)
Total reportable segments	739.9	847.4	57.9	59.0

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	—	—	(15.5)	(37.4)
Foreign currency transaction losses	—	—	(5.1)	(0.5)
Reconciliation of segment policies to GAAP	—	—	(0.3)	(0.3)
Other items not allocated to segments:
FX devaluation in Venezuela	—	—	(3.8)	(4.8)
Venezuela operations	19.3	25.1	3.8	2.5
Venezuela impairment	—	—	(0.8)	—
2014 Reorganization and Restructuring	—	—	(0.9)	—
2015 Reorganization and Restructuring	—	—	(2.0)	—
Mexican settlement losses	—	—	(1.5)	(2.3)
U.S. retirement plans	—	—	(6.5)	(3.7)
Acquisitions and dispositions	—	—	—	46.9
Share-based compensation adj.	—	—	—	1.8
Total	$759.2	872.5	$25.3	61.2

	Revenues		Operating Profit (Loss)
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Reportable Segments:
U.S.	$550.3	537.7	$16.1	11.1
France	323.9	394.6	24.5	28.2
Mexico	251.2	293.4	15.8	2.4
Brazil	205.1	273.7	11.9	19.9
Canada	116.3	135.7	7.7	8.7
Largest 5 Markets	1,446.8	1,635.1	76.0	70.3
Latin America	273.7	279.1	53.3	32.2
EMEA	339.5	413.5	26.7	36.7
Asia	117.0	103.3	19.5	16.5
Global Markets	730.2	795.9	99.5	85.4
Payment Services	66.6	71.4	(5.2)	(2.9)
Total reportable segments	2,243.6	2,502.4	170.3	152.8

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	—	—	(58.4)	(90.3)
Foreign currency transaction losses	—	—	(8.8)	(0.8)
Reconciliation of segment policies to GAAP	—	—	5.1	3.9
Other items not allocated to segments:
FX devaluation in Venezuela	—	—	(30.4)	(137.9)
Venezuela operations	52.0	178.7	7.9	38.8
Venezuela impairment	—	—	(35.3)	—
2014 Reorganization and Restructuring	—	—	(1.2)	—
2015 Reorganization and Restructuring	—	—	(2.0)	—
Mexican settlement losses	—	—	(3.9)	(4.0)
U.S. retirement plans	—	—	(20.0)	(13.3)
Acquisitions and dispositions	—	—	0.3	49.4
Share-based compensation adj.	—	—	—	(2.4)
Total	$2,295.6	2,681.1	$23.6	(3.8)

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

Factors considered by management in excluding Venezuela results include:

•	Continued inability to repatriate cash to redeploy to other operations or dividend to shareholders

•	Highly inflationary environment

•	Fixed exchange rate policy

•	Continued currency devaluations and

•	Difficulty raising prices and controlling costs

Venezuela impairment In the second quarter of 2015, we recognized a $34.5 million impairment of the Venezuela property, plant and equipment. In the third quarter of 2015, we recognized additional impairment charges of $0.8 million.  These charges have not been allocated to segment results.

2014 Reorganization and Restructuring Brink’s reorganized and restructured its business in December 2014, eliminating the management roles and structures in its former Latin America and EMEA regions and implementing a plan to reduce the cost structure of various country operations by eliminating approximately 1,700 positions across its global workforce.  Severance costs of $21.8 million associated with these actions were recognized in 2014. Additional charges related to severance and lease terminations of $1.2 million were recognized in the first nine months of 2015. These amounts have not been allocated to segment results.

2015 Reorganization and Restructuring Brink's initiated an additional restructuring of its business in the third quarter of 2015. We recognized $2.0 million in third quarter 2015 costs related to contract terminations, employee severance and property impairment associated with the restructuring. We expect to recognize between $8 and $12 million of additional restructuring costs. The 2015 Reorganization and Restructuring is expected to reduce the global workforce by approximately 1,000 to 1200 positions and is projected to result in $25 to $35 million in 2016 cost savings. These amounts have not been allocated to segment results.

Mexican settlement losses Employee termination costs in Mexico are accounted for as retirement benefits under FASB ASC Topic 715, Compensation — Retirement Benefits. Settlement charges related to these termination benefits have not been allocated to segment results.

U.S. retirement plans Costs related to our frozen U.S. retirement plans have not been allocated to segment results.

Acquisitions and dispositions Brink’s sold an equity investment in a CIT business in Peru in September 2014 and recognized a $44.3 million gain in the third quarter of 2014. Other third quarter 2014 divestiture gains were $0.6 million. A favorable adjustment to the purchase price of a third quarter 2014 business acquisition in EMEA was recognized in the second quarter of 2015. The divestiture gains, equity earnings from the Peru investment and the purchase price adjustment have not been allocated to segment results.

Share-based compensation adjustment Accounting adjustments related to share-based compensation in the second quarter of 2014 ($4.2 million expense) and the third quarter of 2014 ($1.8 million benefit) have not been allocated to segment results. The accounting adjustments revised the accounting for certain share-based awards from fixed to variable fair value accounting as noted in FASB ASC Topic 718, Stock Compensation. As of July 11, 2014, all outstanding equity awards had met the conditions for a grant date as defined in FASB ASC Topic 718 and have since been accounted for as fixed share-based compensation expense.

Note 3 - Retirement benefits

Pension plans

We have various defined-benefit pension plans covering eligible current and former employees.  Benefits under most plans are based on salary and years of service.

The components of net periodic pension cost for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2015	2014	2015	2014	2015	2014

Three months ended September 30,

Service cost	$—	—	2.6	3.1	2.6	3.1
Interest cost on projected benefit obligation	9.0	11.3	2.9	4.5	11.9	15.8
Return on assets – expected	(13.6)	(16.2)	(2.4)	(3.7)	(16.0)	(19.9)
Amortization of losses	7.7	7.0	1.1	0.6	8.8	7.6
Amortization of prior service cost	—	—	—	0.2	—	0.2
Settlement loss	—	—	1.5	2.4	1.5	2.4
Net periodic pension cost	$3.1	2.1	5.7	7.1	8.8	9.2

Included in:
Continuing operations	$3.1	2.1	5.7	6.6	8.8	8.7
Discontinued operations	—	—	—	0.5	—	0.5
Net periodic pension cost	$3.1	2.1	5.7	7.1	8.8	9.2

Nine months ended September 30,

Service cost	$—	—	8.1	9.8	8.1	9.8
Interest cost on projected benefit obligation	27.0	34.0	9.1	14.9	36.1	48.9
Return on assets – expected	(40.9)	(47.8)	(7.2)	(11.3)	(48.1)	(59.1)
Amortization of losses	23.2	21.2	3.6	1.7	26.8	22.9
Amortization of prior service cost	—	—	0.2	0.6	0.2	0.6
Settlement loss	—	—	4.9	4.2	4.9	4.2
Net periodic pension cost	$9.3	7.4	18.7	19.9	28.0	27.3

Included in:
Continuing operations	$9.3	7.4	17.6	18.5	26.9	25.9
Discontinued operations	—	—	1.1	1.4	1.1	1.4
Net periodic pension cost	$9.3	7.4	18.7	19.9	28.0	27.3
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

The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

	UMWA Plans		Black Lung and Other Plans		Total
(In millions)	2015	2014	2015	2014	2015	2014

Three months ended September 30,

Service cost	$—	—	—	—	—	—
Interest cost on accumulated postretirement benefit obligations	4.2	4.4	0.7	0.6	4.9	5.0
Return on assets – expected	(5.1)	(5.6)	—	—	(5.1)	(5.6)
Amortization of losses	3.7	2.9	0.8	0.2	4.5	3.1
Amortization of prior service (credit) cost	(1.1)	(1.2)	0.5	0.4	(0.6)	(0.8)
Net periodic postretirement cost	$1.7	0.5	2.0	1.2	3.7	1.7

Nine months ended September 30,

Service cost	$—	—	0.1	0.1	0.1	0.1
Interest cost on accumulated postretirement benefit obligations	12.9	13.6	2.1	1.6	15.0	15.2
Return on assets – expected	(15.4)	(16.8)	—	—	(15.4)	(16.8)
Amortization of losses	11.7	9.5	2.3	0.5	14.0	10.0
Amortization of prior service (credit) cost	(3.4)	(3.5)	1.4	1.3	(2.0)	(2.2)
Net periodic postretirement cost	$5.8	2.8	5.9	3.5	11.7	6.3

Note 4 - Income taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Continuing operations
Provision for income taxes (in millions)	$14.1	26.8	37.2	39.6
Effective tax rate	65.9%	48.7%	341.3%	(187.7%)

2015 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first nine months of 2015 was greater than the 35% U.S. statutory tax rate primarily due to the significant nondeductible expenses resulting from the currency devaluation in Venezuela in the first quarter and from the Venezuela impairment recorded in the second quarter.
Excluding these nondeductible expenses, our effective tax rate on continuing operations in the first nine months is 48%.  The rate is higher than 35% primarily due to cross border payments, nondeductible expenses in Mexico and the characterization of a French business tax as an income tax, partially offset by the geographical mix of earnings.

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

Excluding the Venezuela nondeductible expenses, our effective tax rate on continuing operations in the first nine months was 42%. The rate was higher than 35% primarily due to third-quarter tax expense for a divestiture of an equity-method investment in Peru, combined with higher tax expense resulting from cross border payments, nondeductible expenses in Mexico and the characterization of a French business tax as an income tax, partially offset by lower taxes resulting from the geographical mix of earnings.

Note 5 - Accumulated other comprehensive income (loss)

Other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive income (loss) into earnings, was as follows:

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Three months ended September 30, 2015

Amounts attributable to Brink's:
Benefit plan adjustments	$(1.1)	0.2	14.4	(4.9)	8.6
Foreign currency translation adjustments	(37.3)	—	—	—	(37.3)
Unrealized gains (losses) on available-for-sale securities	(0.2)	0.1	(0.2)	0.1	(0.2)
Gains (losses) on cash flow hedges	1.8	—	(2.2)	—	(0.4)
	(36.8)	0.3	12.0	(4.8)	(29.3)

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	—	—	0.2	—	0.2
Foreign currency translation adjustments	(2.5)	—	—	—	(2.5)
	(2.5)	—	0.2	—	(2.3)

Total
Benefit plan adjustments(a)	(1.1)	0.2	14.6	(4.9)	8.8
Foreign currency translation adjustments	(39.8)	—	—	—	(39.8)
Unrealized gains (losses) on available-for-sale securities(b)	(0.2)	0.1	(0.2)	0.1	(0.2)
Gains (losses) on cash flow hedges(c)	1.8	—	(2.2)	—	(0.4)
	$(39.3)	0.3	12.2	(4.8)	(31.6)

Three months ended September 30, 2014

Amounts attributable to Brink's:
Benefit plan adjustments	$(3.6)	0.5	12.4	(3.8)	5.5
Foreign currency translation adjustments	(48.1)	—	(0.1)	—	(48.2)
Unrealized gains (losses) on available-for-sale securities	0.1	(0.1)	(0.4)	0.1	(0.3)
Gains (losses) on cash flow hedges	1.4	—	(1.5)	—	(0.1)
	(50.2)	0.4	10.4	(3.7)	(43.1)

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	—	—	0.1	—	0.1
Foreign currency translation adjustments	(2.2)	—	—	—	(2.2)
	(2.2)	—	0.1	—	(2.1)

Total
Benefit plan adjustments(a)	(3.6)	0.5	12.5	(3.8)	5.6
Foreign currency translation adjustments	(50.3)	—	(0.1)	—	(50.4)
Unrealized gains (losses) on available-for-sale securities(b)	0.1	(0.1)	(0.4)	0.1	(0.3)
Gains (losses) on cash flow hedges(c)	1.4	—	(1.5)	—	(0.1)
	$(52.4)	0.4	10.5	(3.7)	(45.2)

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Nine months ended September 30, 2015

Amounts attributable to Brink's:
Benefit plan adjustments	$(6.8)	1.7	44.2	(14.9)	24.2
Foreign currency translation adjustments	(79.7)	—	—	—	(79.7)
Unrealized gains (losses) on available-for-sale securities	(0.2)	0.1	(0.3)	0.1	(0.3)
Gains (losses) on cash flow hedges	3.7	—	(3.7)	—	—
	(83.0)	1.8	40.2	(14.8)	(55.8)

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	—	—	0.4	—	0.4
Foreign currency translation adjustments	(3.6)	—	—	—	(3.6)
	(3.6)	—	0.4	—	(3.2)

Total
Benefit plan adjustments(a)	(6.8)	1.7	44.6	(14.9)	24.6
Foreign currency translation adjustments	(83.3)	—	—	—	(83.3)
Unrealized gains (losses) on available-for-sale securities	(0.2)	0.1	(0.3)	0.1	(0.3)
Gains (losses) on cash flow hedges(c)	3.7	—	(3.7)	—	—
	$(86.6)	1.8	40.6	(14.8)	(59.0)

Nine months ended September 30, 2014

Amounts attributable to Brink's:
Benefit plan adjustments	$(7.9)	1.3	35.2	(11.6)	17.0
Foreign currency translation adjustments	(44.1)	—	(0.3)	—	(44.4)
Unrealized gains (losses) on available-for-sale securities	(0.1)	—	(0.3)	0.1	(0.3)
Gains (losses) on cash flow hedges	(0.3)	—	0.2	—	(0.1)
	(52.4)	1.3	34.8	(11.5)	(27.8)

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	—	—	0.3	(0.1)	0.2
Foreign currency translation adjustments	(1.9)	—	—	—	(1.9)
	(1.9)	—	0.3	(0.1)	(1.7)

Total
Benefit plan adjustments(a)	(7.9)	1.3	35.5	(11.7)	17.2
Foreign currency translation adjustments	(46.0)	—	(0.3)	—	(46.3)
Unrealized gains (losses) on available-for-sale securities(b)	(0.1)	—	(0.3)	0.1	(0.3)
Gains (losses) on cash flow hedges(c)	(0.3)	—	0.2	—	(0.1)
	$(54.3)	1.3	35.1	(11.6)	(29.5)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Total net periodic retirement benefit cost included in:
Cost of revenues	$9.0	8.3	27.7	25.4
Selling, general and administrative expenses	3.5	2.1	10.9	6.8

(b)
Gains and losses on sales of available-for-sale securities are reclassified from accumulated other comprehensive loss to the income statement when the gains or losses are realized.  Pretax amounts are classified in the income statement as interest and other income (expense).

(c)	Pretax gains and losses on cash flow hedges are classified in the income statement as:

•
other operating income (expense) ($2.2 million gains in the three months ended September 30, 2015 and $1.8 million gains in the three months ended September 30, 2014; as well as $4.1 million gains in the nine months ended September 30, 2015 and $0.6 million gains in the nine months ended September 30, 2014)

•
interest and other income (expense) ($0.1 million losses in the three months ended September 30, 2015 and $0.3 million losses in the three months ended September 30, 2014; as well as $0.4 million losses in the nine months ended September 30, 2015 and $0.8 million losses in the nine months ended September 30, 2014).

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

(In millions)	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2014	$(571.7)	(222.1)	1.4	0.4	(792.0)
Other comprehensive income (loss) before reclassifications	(5.1)	(79.7)	(0.1)	3.7	(81.2)
Amounts reclassified from accumulated other comprehensive loss	29.3	—	(0.2)	(3.7)	25.4
Other comprehensive income (loss) attributable to Brink's	24.2	(79.7)	(0.3)	—	(55.8)
Redeeming the interests of noncontrolling shareholders	—	(0.3)	—	—	(0.3)
Balance as of September 30, 2015	$(547.5)	(302.1)	1.1	0.4	(848.1)

Note 6 - Fair value of financial instruments

Investments in Available-for-sale Securities
We have investments in mutual funds designated as available-for-sale securities that are carried at fair value in the financial statements.  For these investments, fair value was estimated based on quoted prices categorized as a Level 1 valuation.  Valuation levels were defined in our 2014 Form 10-K.

We had mutual funds denominated in Argentine pesos of $12.4 million at September 30, 2015 and $6.2 million at December 31, 2014.

Fixed-Rate Debt
The fair value and carrying value of our fixed-rate debts are as follows:

(In millions)	September 30, 2015	December 31, 2014

Unsecured notes issued in a private placement
Carrying value	$92.9	100.0
Fair value	96.0	105.6

The fair value estimate of our unsecured private-placement notes is based on the present value of future cash flows, discounted at rates for similar instruments at the respective measurement dates, which we have categorized as a Level 3 valuation.

There were no transfers in or out of any of the levels of the valuation hierarchy in the first nine months of 2015.

Other Financial Instruments
Other financial instruments include cash and cash equivalents, accounts receivable, floating rate debt, accounts payable and accrued liabilities.  The financial statement carrying amounts of these items approximate the fair value.

We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  Our short term contracts have a weighted average maturity of approximately one month.  In 2013, we entered into a cross-currency swap to hedge against the change in value of a long-term intercompany loan denominated in a currency other than the lending subsidiary’s functional currency.  The fair values of these currency contracts, including the cross-currency swap, are determined using Level 2 valuation techniques and are based on the present value of net future cash payments and receipts.  Accordingly, the fair values will fluctuate based on changes in market interest rates and the respective foreign currency to U.S. dollar exchange rate.  The fair values of our outstanding short-term foreign currency contracts at September 30, 2015, were not significant.  At September 30, 2015, the fair value of the cross-currency swap was a net asset of $8.2 million.  There were no transfers in or out of any of the levels of the valuation hierarchy in the first nine months of 2015.

Note 7 - Share-based compensation plans

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

Outstanding awards at September 30, 2015 include performance share units, market share units, restricted stock units, deferred stock units and stock options.

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

Compensation expenses are classified as selling, general and administrative expenses in the consolidated statements of income (loss).  Compensation expenses for the share-based awards were as follows:

	Compensation Expense		Compensation Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014

Performance Share Units	$1.6	2.7	6.1	6.2
Market Share Units	0.2	(0.2)	2.1	1.6
Restricted Stock Units	0.6	0.6	2.5	5.6
Deferred Stock Units	0.1	0.1	0.3	0.6
Stock Options	—	(0.5)	—	2.2
Share-based payment expense	2.5	2.7	11.0	16.2
Income tax benefit	(0.8)	(0.9)	(3.7)	(5.5)
Share-based payment expense, net of tax	$1.7	1.8	7.3	10.7
Recoupment Policy Change in 2014
For certain awards outstanding as of July 2010 and for awards granted between July 2010 and July 2014, we concluded in the second quarter of 2014 that the employee and employer did not have a mutual understanding related to the application of a compensation recoupment policy that was established in 2010. As a result, we concluded that the service inception date preceded the grant date for equity awards outstanding at that time. Our recoupment policy was revised in July 2014 and, as a result, we concluded that certain outstanding awards have grant dates that reflect the date of the revision of the policy on July 11, 2014. Approximately 130 employees who received share-based awards were affected by the change in policy. As a result, we recognized $2.4 million of expense through the nine months ended September 30, 2014 for the cumulative effect of this accounting error.

Restricted Stock Units (“RSUs”)
We measure the fair value of RSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period.

The following table summarizes RSU activity during the first nine months of 2015:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2014	367.1	$25.87
Granted	117.1	26.44
Cancelled	(51.4)	26.01
Vested	(163.4)	26.67
Nonvested balance as of September 30, 2015	269.4	$25.62

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

The following table provides the terms and weighted average assumptions used in the valuation of those PSUs containing a market condition:

Terms and Assumptions Used to Estimate Fair Value of PSUs	PSUs Granted in the First Nine Months of 2015
Date of Measurement	February 20, 2015(a)

Terms of awards:
Performance period	Jan. 1, 2015 to
Dec. 31, 2017
Beginning average price of Brink’s common stock	$23.19

Assumptions used to estimate fair value:
Expected dividend yield(b)	0%
Expected stock price volatility	30%
Risk-free interest rate	1.0%
Contractual term in years	2.9

Weighted-average fair value estimate per share	$28.97

(a)	Represents the date awards were granted to employee.

(b)	PSUs are not entitled to dividends during the performance period.

The following table summarizes all PSU activity during the first nine months of 2015:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2014	343.6	$24.06
Granted	199.1	29.10
Cancelled	(35.2)	25.44
Vested	—	—
Nonvested balance as of September 30, 2015	507.5	$25.95

Market Share Units  (“MSUs”)
We measure the fair value of MSUs at the grant date using a Monte Carlo simulation model.  The following table provides the terms and the weighted average assumptions used in the valuation of the MSUs:

Terms and Assumptions Used to Estimate Fair Value of MSUs	MSUs Granted in the First Nine Months of 2015
Date of Measurement	February 20, 2015(a)

Terms of awards:
Performance period	Jan. 1, 2015 to
Dec. 31, 2017
Beginning average price of Brink’s common stock	$23.19

Assumptions used to estimate fair value:
Expected dividend yield(b)	0%
Expected stock price volatility	30%
Risk-free interest rate	1.0%
Contractual term in years	2.9

Weighted-average fair value estimate per share	$30.37

(a)	Represents the date awards were granted to employee.

(b)	MSUs are not entitled to dividends during the performance period.

The following table summarizes all MSU activity during the first nine months of 2015:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2014	163.3	$25.47
Granted	108.6	30.37
Cancelled	(13.1)	27.86
Vested	—	—
Nonvested balance as of September 30, 2015	258.8	$27.40

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

The following table summarizes all DSU activity during the first nine months of 2015:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2014	28.3	$24.70
Granted	21.4	32.79
Cancelled	—	—
Vested	(28.3)	24.70
Nonvested balance as of September 30, 2015	21.4	$32.79

Note 8 - Shares used to calculate earnings per share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014

Weighted-average shares:
Basic(a)	49.4	49.1	49.3	49.0
Effect of dilutive stock awards and options	0.5	0.3	—	—
Diluted	49.9	49.4	49.3	49.0

Antidilutive stock awards and options excluded from denominator	0.3	0.5	1.5	1.9

(a)
We have deferred compensation plans for directors and certain of our employees.  For participants electing to defer compensation into common stock units, amounts owed to participants will be paid out in shares of Brink's common stock.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average units credited to employees and directors under the deferred compensation plans.  Accordingly, included in basic shares are 0.5 million weighted-average units in the three months and 0.5 million in the nine months ended September 30, 2015, and 0.5 million weighted-average units in the three months and 0.5 million in the nine months ended September 30, 2014.

Note 9 - Loss from discontinued operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Loss from operations(a)(b)	$—	(13.7)	(2.4)	(10.8)
Loss on sale(a)	—	—	(0.8)	—
Adjustments to contingencies of former operations(c):
Insurance recoveries related to BAX Global indemnification(d)	—	—	—	1.0
Other	(0.3)	(0.1)	(0.4)	(1.1)
Loss from discontinued operations before income taxes	(0.3)	(13.8)	(3.6)	(10.9)
Provision (benefit) for income taxes	(0.2)	(5.2)	(1.2)	(3.5)
Loss from discontinued operations, net of tax	$(0.1)	(8.6)	(2.4)	(7.4)

(a)
Discontinued operations include gains and losses related to businesses that we recently sold or shut down.  No interest expense was included in discontinued operations in the first nine months of 2015 and 2014.

(b)	The loss from operations in the first nine months of 2015 included $1.0 million in pension settlement charges related to the Mexican parcel delivery service sold in February 2015.

(c)	Primarily related to former coal businesses and BAX Global, a former freight forwarding and logistics business.

(d)
BAX Global had been defending a claim related to the apparent diversion by a third party of goods being transported for a customer.  In 2010, the Dutch Supreme Court denied the final appeal of BAX Global, letting stand the lower court ruling that BAX Global was liable for this claim.  We had contractually indemnified the purchaser of BAX Global for this contingency.  Through 2010, we had recognized $11.5 million of expense related to the payment made in satisfaction of the judgment.  In 2014, we recovered $9.5 million from insurance companies related to this matter, of which $1.0 million was recovered in the nine months ended September 30, 2014.

Cash-in-transit operations sold or shut down:

•	Australia (sold in October 2014)

•	Puerto Rico (shut down in November 2014)

•	Netherlands (sold in December 2014)

Other operations sold:

•	In February 2015, we sold a small Mexican parcel delivery business which met the criteria for classification as a discontinued operation as of December 31, 2014.

In the fourth quarter of 2015, we expect to complete the sale of a small Irish guarding operation. We continuously evaluate the potential impact of disposing certain underperforming or non-strategic businesses. If certain businesses are exited or if certain operations were to meet held for sale criteria, a portion of accumulated other comprehensive losses may need to be reclassified into earnings.

Note 10 - Supplemental cash flow information

	Nine Months Ended September 30,
(In millions)	2015	2014
Cash paid for:
Interest	15.3	19.3
Income taxes	34.8	53.6

Argentina Debt Security Transactions
We have elected in the past and expect to continue in the future to repatriate cash from Brink’s Argentina using debt security markets to convert Argentine pesos into U.S. dollars. In the first nine months of 2015, cash outflows from the purchase of these securities totaled $6.9 million and cash inflows from the sale of these securities totaled $4.6 million. In the first nine months of 2014, cash outflows from the purchase of these securities totaled $8.6 million and cash inflows from the sale of these securities totaled $5.8 million. The net cash flows from these transactions are treated as operating cash flows as the debt securities are purchased specifically for resale and are generally sold within a short period of time from the date of purchase.
Non-cash Investing and Financing Activities
We acquired $8.5 million in armored vehicles and other equipment under capital lease arrangements in the first nine months of 2015 compared to $5.9 million in armored vehicles and point of sale equipment acquired under capital lease arrangements in the first nine months of 2014.

Note 11 - Contingent matters

On June 19, 2008, a lawsuit captioned Del Valle Gurria S.C. v. Servicio Pan Americano de Protección, S.A. de C.V. was filed with the Twenty-third Civil Judge in the Federal District in Mexico (the “Court”) against Servicio Pan American de Proteccion, S.A. de C.V. (SERPAPROSA), the Mexico subsidiary that we acquired in November 2010. The plaintiff claims it is owed legal fees and corresponding value-added tax (VAT), interest and expenses related to its legal representation of SERPAPROSA in connection with tax audits covering the 1991, 1992 and 1994 fiscal years.  On October 28, 2010, the Court issued a decision in favor of SERPAPROSA in part and the plaintiff in part, ordering SERPAPROSA to pay the plaintiff less than $1 million for its previous representation of SERPAPROSA. Between November 2010 and October 2013, the judgment was subject to multiple appeals by both parties to the Fifth Civil Court of Appeal of the Federal District in Mexico (the “Fifth Civil Court of Appeal”) and to the First Civil Collegiate Tribunal of the First Circuit in Mexico (the “First Civil Collegiate Tribunal”), and was remanded twice to the Court for determination of the fees to be paid to the plaintiff. On December 6, 2013, the Fifth Civil Court of Appeal issued a decision in favor of the plaintiff, modifying the lower court’s ruling and ordering SERPAPROSA to pay the plaintiff approximately $7 million plus VAT and interest for its previous representation of SERPAPROSA. SERPAPROSA filed a constitutional injunction on January 20, 2014 with the First Civil Collegiate Tribunal. The appeal was granted in favor of SERPAPROSA on September 17, 2014, ordering SERPAPROSA to pay approximately $2 million plus VAT and interest. The plaintiff filed an appeal on October 7, 2014, with the Mexico Supreme Court, which was rejected by the court on October 22, 2014. The plaintiff filed two subsequent actions appealing the Supreme Court’s October 22, 2014 decision, one before the First Appellate Court in Civil Matters of the First Circuit (the “Appellate Court”) and one with the Mexico Supreme Court. The action filed before the Appellate Court was rejected on February 16, 2015; the action filed with the Mexico Supreme Court is pending. The Company has accrued $1 million, reflecting the Company’s best estimate of exposure, although additional reasonably possible losses could be up to $10 million, based on currency exchange rates at September 30, 2015. The ultimate resolution of this matter is unknown and the estimated liability may change in the future. The Company denies the allegations asserted by the plaintiff and is vigorously defending itself in this matter.

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

Note 12 - Reorganization and Restructuring

2015 Reorganization and Restructuring
Brink's initiated a global restructuring of its business in the third quarter of 2015. We recognized $2.0 million in third quarter 2015 costs related to contract terminations, employee severance and property impairment associated with the restructuring. We expect to recognize between $8 and $12 million of additional restructuring costs. The 2015 Reorganization and Restructuring is expected to reduce the global workforce by approximately 1,000 to 1,200 positions and is projected to result in $25 to $35 million in 2016 cost savings.

The following table summarizes the costs incurred and payments and utilization of our 2015 Reorganization and Restructuring accruals:

(In millions)	Severance Costs	Contract Terminations	Impairments	Total
Balance as of July 1, 2015	$—	—	—	—
Expense	0.3	1.5	0.2	2.0
Payments and utilization	—	—	(0.2)	(0.2)
Foreign currency exchange effects	—	—	—	—
Balance as of September 30, 2015	$0.3	1.5	—	1.8

2014 Reorganization and Restructuring
In the fourth quarter of 2014, we announced a reorganization and restructuring of Brink’s global organization (“2014 Reorganization and Restructuring”) to accelerate the execution of our strategy by reducing costs and providing for a more streamlined and centralized organization. As part of this program, we reduced our total workforce by approximately 1,700 positions. We believe the restructuring will save annual direct costs of approximately $45 to $50 million in 2015 compared to 2014, excluding severance costs and charges related to lease terminations. The actions under this program are expected to be completed by the end of 2015 with cumulative pretax charges estimated to be approximately $23 million, primarily representing severance costs. In the first nine months of 2015, we recognized charges related to lease terminations of $1.3 million and a net reversal of severance costs of $(0.1) million related to the 2014 Reorganization and Restructuring.

The following table summarizes the costs incurred and payments and utilization of our 2014 Reorganization and Restructuring accruals:

(In millions)	Severance Costs	Lease Terminations	Total
Balance as of January 1, 2015	$21.4	—	21.4
Expense (benefit)	(0.1)	1.3	1.2
Payments and utilization	(16.9)	(0.8)	(17.7)
Foreign currency exchange effects	(1.1)	—	(1.1)
Balance as of September 30, 2015	$3.3	0.5	3.8

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

RESULTS OF OPERATIONS

Consolidated Review

Non-GAAP Financial Measures
We provide an analysis of our operations below on both a generally accepted accounting principles (“GAAP”) and non-GAAP basis.  The purpose of the non-GAAP information is to report our operating profit, income from continuing operations and earnings per share without certain income and expense items and to reflect a constant tax rate for quarterly results equal to the full-year non-GAAP tax rate.  The non-GAAP financial measures are intended to provide information to assist comparability and estimates of future performance.  The Non-GAAP adjustments used to reconcile our GAAP results are described on pages 39–40.

Definition of Organic Growth
Organic growth represents the change in revenues or operating profit between the current and prior period, excluding the effect of acquisitions and dispositions, changes in currency exchange rates (as described on page 30) and the accounting effects of reporting Venezuela under highly inflationary accounting.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions, except for per share amounts)	2015	2014	Change	2015	2014	Change
GAAP
Revenues	759.2	872.5	(13)	2,295.6	2,681.1	(14)
Operating profit (loss)	25.3	61.2	(59)	23.6	(3.8)	fav
Income (loss) from continuing operations(a)	7.7	28.8	(73)	(5.9)	(29.3)	(80)
Diluted EPS from continuing operations(a)	0.16	0.58	(72)	(0.12)	(0.60)	(80)

Non-GAAP(b)
Non-GAAP revenues	739.9	847.4	(13)	2,243.6	2,502.4	(10)
Non-GAAP operating profit (loss)	37.0	20.8	78	108.2	65.6	65
Non-GAAP income from continuing operations(a)	18.4	5.7	fav	52.0	21.1	fav
Non-GAAP diluted EPS from continuing operations(a)	0.37	0.12	fav	1.04	0.43	fav

(a)	Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.

(b)	Non-GAAP results are reconciled to the applicable GAAP results on pages 39–40.

GAAP Basis
Analysis of Consolidated Results: Third Quarter 2015 versus Third Quarter 2014
Consolidated Revenues  Revenues decreased $113.3 million or 13% due to unfavorable changes in currency exchange rates ($193.5 million) and an organic decrease in EMEA ($10.8 million), partially offset by organic growth in Venezuela ($52.0 million) and Latin America ($16.1 million).  A significant portion of the reduction in revenues from currency exchange rates relates to a devaluation of the Venezuelan bolivar in February 2015.  The U.S. dollar also strengthened against the euro, Brazilian real, Mexican peso and most currencies in Latin America.  Revenues increased 9% on an organic basis due mainly to higher average selling prices in Venezuela and Latin America (including the effects of inflation).

Consolidated Costs and Expenses Cost of revenues decreased 15% to $616.4 million as higher labor costs from inflation-based wage increases were more than offset by changes in currency rates, including devaluation in Venezuela.  Selling, general and administrative costs decreased 15% to $111.1 million due primarily to changes in currency exchange rates, including devaluation in Venezuela.

Consolidated Operating Profit Operating profit decreased $35.9 million due mainly to a $44.3 million gain on sale of our minority interest in a CIT business in Peru in 2014, unfavorable changes in currency exchange rates ($25.0 million) and organic decreases in EMEA ($5.2 million) and the U.S. ($2.5 million), partially offset by lower corporate expenses on an organic basis due to lower security costs and other cost reductions ($22.4 million) and organic profit improvement in Latin America ($10.2 million) and Mexico ($4.9 million).

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Income from continuing operations attributable to Brink’s shareholders in 2015 decreased $21.1 million to $7.7 million primarily due to the operating profit decrease mentioned above, partially offset by the corresponding lower income tax expense ($12.7 million).  Earnings per share from continuing operations was $0.16, down from $0.58 in 2014.

Analysis of Consolidated Results: Nine Months 2015 versus Nine Months 2014
Consolidated Revenues  Revenues decreased $385.5 million or 14% due to unfavorable changes in currency exchange rates ($676.9 million) and an organic decrease in EMEA ($14.9 million), partially offset by organic growth in Venezuela ($200.2 million), Latin America ($43.4 million), Payment Services ($17.0 million), Asia Pacific ($14.4 million), the U.S. ($12.6 million) and Brazil ($9.1 million).  A significant portion of the reduction in revenues from currency exchange rates relates to a devaluation of the Venezuelan bolivar in February 2015.  The

U.S. dollar also strengthened against the euro, Brazilian real, Mexican peso and most currencies in Latin America.  Revenues increased 11% on an organic basis due mainly to higher average selling prices in Venezuela and Latin America (including the effects of inflation).

Consolidated Costs and Expenses Cost of revenues decreased 15% to $1,866.4 million as higher labor costs from inflation-based wage increases were more than offset by changes in currency rates, including devaluation in Venezuela.  Selling, general and administrative costs decreased 15% to $343.4 million due primarily to changes in currency exchange rates, including devaluation in Venezuela.

Consolidated Operating Profit (Loss) Operating profit improved from a loss of $3.8 million to a profit of $23.6 million due mainly to:

•	a $121.6 million charge in 2014 related to the remeasurement of net monetary assets as a result of the 88% devaluation of Venezuela currency (compared to an $18.1 million charge in 2015),

•	organic profit improvement in Latin America ($27.7 million), Mexico ($16.4 million) and the U.S. ($5.0 million), and

•	lower corporate expenses ($34.1 million) on an organic basis due to lower security costs and other cost reductions, partially offset by:

•	the negative impact of other changes in currency exchange rates ($47.0 million), including devaluation in Venezuela,

•	a $44.3 million gain on sale of our minority interest in a CIT business in Peru in 2014, and

•	organic profit decreases in EMEA ($7.7 million) and Brazil ($3.4 million).

Consolidated Income (Loss) from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Loss from continuing operations attributable to Brink’s shareholders in 2015 decreased $23.4 million to a loss of $5.9 million primarily due to the operating loss decrease mentioned above, partially offset by the corresponding lower loss attributable to noncontrolling interests ($11.0 million).  Earnings per share from continuing operations was negative $0.12, up from negative $0.60 in 2014.

Non-GAAP Basis
Analysis of Consolidated Results: Third Quarter 2015 versus Third Quarter 2014
Non-GAAP Consolidated Revenues   Non-GAAP revenues decreased $107.5 million or 13% due to unfavorable changes in currency exchange rates ($135.7 million) and an organic decrease in EMEA ($10.8 million), partially offset by organic growth in Latin America ($16.1 million).  The reduction in non-GAAP revenues from currency exchange rates relates to a strengthening of the U.S. dollar against the euro, Brazilian real and Mexican peso and most currencies in Latin America.  Non-GAAP revenues increased 3% on an organic basis due mainly to higher average selling prices in Latin America (including the effects of inflation).  See page 27 for our definition of “organic.”

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit increased $16.2 million in 2015 primarily due to lower corporate expenses on an organic basis due to lower security costs and other cost reductions ($22.4 million) and organic profit improvement in Latin America ($10.2 million) and Mexico ($4.9 million), partially offset by unfavorable changes in currency exchange rates ($17.2 million) and organic decreases in EMEA ($5.2 million) and the U.S. ($2.5 million).

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders in 2015 more than doubled primarily due to the non-GAAP operating profit increase mentioned above, partially offset by the corresponding higher non-GAAP tax expense ($7.2 million).  Non-GAAP earnings per share from continuing operations was $0.37, up from $0.12 in 2014.

Analysis of Consolidated Results: Nine Months 2015 versus Nine Months 2014
Non-GAAP Consolidated Revenues   Non-GAAP revenues decreased $258.8 million or 10% due to unfavorable changes in currency exchange rates ($350.0 million) and an organic decrease in EMEA ($14.9 million), partially offset by organic growth in Latin America ($43.4 million), Payment Services ($17.0 million), Asia Pacific ($14.4 million) and the U.S. ($12.6 million).  The reduction in non-GAAP revenues from currency exchange rates relates to a strengthening of the U.S. dollar against the euro, Brazilian real and Mexican peso and most currencies in Latin America.  Non-GAAP revenues increased 3% on an organic basis due mainly to higher average selling prices in Latin America (including the effects of inflation).  See page 27 for our definition of “organic.”

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit increased $42.6 million in 2015 primarily due mainly to:

•	organic profit improvement in Latin America ($27.7 million), Mexico ($16.4 million) and the U.S. ($5.0 million), and

•	lower corporate expenses ($34.1 million) on an organic basis due to lower security costs and other cost reductions, partially offset by:

•	the negative impact of changes in currency exchange rates ($34.1 million) and

•	organic profit decreases in EMEA ($7.7 million) and Brazil ($3.4 million).

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders in 2015 increased $30.9 million primarily due to the non-GAAP operating profit increase mentioned above, partially offset by the corresponding higher non-GAAP tax expense ($18.0 million).  Non-GAAP earnings per share from continuing operations was $1.04, up from $0.43 in 2014.

Outlook

Outlook for 2015
Our organic revenue growth rate for 2015 compared to our 2014 Non-GAAP results is expected to be approximately 3% or $100 million, and our estimate of the negative impact of changes in currency exchange rates on revenues is approximately 14% or $450 million.  Our operating profit margin on a Non-GAAP basis is expected to be in the range of 5.0% to 5.3%.

	2014 GAAP	2014 Non-GAAP(a)	2015 Non-GAAP Outlook(a)	% Change
Revenues	$3,562	3,351	~3,000
Operating profit (loss)	(28)	124	150 – 160
Nonoperating expense	(22)	(22)	(17)
Provision for income taxes	(37)	(47)	(56) – (60)
Noncontrolling interests	31	(6)	(7) – (8)
Income (loss) from continuing operations attributable to Brink's	(55)	49	70 – 75
EPS from continuing operations attributable to Brink's	$(1.12)	1.01	1.40 – 1.50

Key Metrics
Revenues Change
Organic			100	3%
Currency			(450)	(14%)
Total			(350)	(11%)

Operating profit margin	(0.8%)	3.7%	5.0% – 5.3%

Effective income tax rate	(74.9%)	45.7%	42.0%

Fixed assets acquired(b)
Capital expenditures	$136		110 – 120
Capital leases(c)	12		20
Total	$148		130 – 140

Depreciation and amortization(b)	$162		145
Amounts may not add due to rounding

Outlook for 2015

•	U.S. operating profit margin of 3% - 4%

•	Mexico operating profit margin of 6% - 8%

Non-GAAP Outlook for 2016(a)

•	Non-GAAP revenues of $3.0 billion

•	Non-GAAP operating profit of $200 million to $220 million

•	$2.00 to $2.20 non-GAAP earnings per share

•	Overall operating profit margin of 6.7% - 7.3%

•	U.S. operating profit margin of 6%

•	Mexico operating profit margin of 10%

•	Non-GAAP effective tax rate of 39%

(a)	See pages 39 and 40 for information about reconciliations to GAAP.

(b)	Fixed assets acquired and depreciation and amortization are on a GAAP basis.

(c)	Includes capital leases for newly acquired assets only.

Revenues and Operating Profit by Segment: Third Quarter 2015 versus Third Quarter 2014

		Organic	Acquisitions /	Currency		% Change
	3Q'14	Change	Dispositions (a)	(b)	3Q'15	Total	Organic
Revenues:
U.S.	$181.6	1.0	—	—	182.6	1	1
France	132.7	(0.6)	—	(21.3)	110.8	(17)	—
Mexico	95.1	5.8	—	(20.5)	80.4	(15)	6
Brazil	95.8	3.6	—	(35.8)	63.6	(34)	4
Canada	46.0	(0.3)	—	(7.8)	37.9	(18)	(1)
Largest 5 Markets	551.2	9.5	—	(85.4)	475.3	(14)	2
Latin America	95.4	16.1	—	(19.8)	91.7	(4)	17
EMEA	139.1	(10.8)	—	(16.8)	111.5	(20)	(8)
Asia	36.3	5.4	1.4	(3.4)	39.7	9	15
Global Markets	270.8	10.7	1.4	(40.0)	242.9	(10)	4
Payment Services	25.4	6.6	—	(10.3)	21.7	(15)	26
Revenues - non-GAAP	847.4	26.8	1.4	(135.7)	739.9	(13)	3

Other items not allocated to segments(d)	25.1	52.0	—	(57.8)	19.3	(23)	fav
Revenues - GAAP	$872.5	78.8	1.4	(193.5)	759.2	(13)	9

Operating profit:
U.S.	$3.9	(2.5)	—	—	1.4	(64)	(64)
France	16.7	(0.4)	—	(2.6)	13.7	(18)	(2)
Mexico	(0.4)	4.9	—	(1.1)	3.4	fav	fav
Brazil	4.8	1.3	—	(2.4)	3.7	(23)	27
Canada	4.0	0.3	—	(0.7)	3.6	(10)	8
Largest 5 Markets	29.0	3.6	—	(6.8)	25.8	(11)	12
Latin America	10.7	10.2	—	(3.3)	17.6	64	95
EMEA	15.5	(5.2)	—	(0.9)	9.4	(39)	(34)
Asia	6.2	1.6	(0.3)	(0.4)	7.1	15	26
Global Markets	32.4	6.6	(0.3)	(4.6)	34.1	5	20
Payment Services	(2.4)	1.1	—	(0.7)	(2.0)	(17)	(46)
Corporate expenses(c)	(38.2)	22.4	—	(5.1)	(20.9)	(45)	(59)
Operating profit - non-GAAP	20.8	33.7	(0.3)	(17.2)	37.0	78	fav

Other items not allocated to segments(d)	40.4	2.6	(46.9)	(7.8)	(11.7)	unfav	6
Operating profit (loss) - GAAP	$61.2	36.3	(47.2)	(25.0)	25.3	(59)	59
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

(c)	Corporate expenses are not allocated to segment results. Corporate expenses include salaries and other costs to manage the global business and to perform activities required by public companies.

(d)	See page 34 for more information.

Analysis of Segment Results: Third Quarter 2015 versus Third Quarter 2014

Largest 5 Markets

U.S. Revenues increased 1% ($1.0 million) due to organic revenue growth as a result of volume increases.  Operating profit decreased 64% ($2.5 million) due to higher labor costs and security costs, partially offset by the impact of cost cutting and productivity initiatives and lower health care costs.

France  Revenues decreased 17% ($21.9 million) due to unfavorable currency impact ($21.3 million).  Revenues were flat on an organic basis due to volume and pricing pressure.  Operating profit decreased 18% ($3.0 million) due to unfavorable currency ($2.6 million).

Mexico  Revenues decreased 15% ($14.7 million) due to unfavorable currency impact ($20.5 million), partially offset by a 6% organic increase ($5.8 million) from volume growth.  Operating profit increased ($3.8 million) due to organic growth from revenue increases, the impact of cost cutting and productivity initiatives ($4.9 million), partially offset by unfavorable currency impact ($1.1 million).

Brazil  Revenues decreased 34% ($32.2 million) primarily due to the negative impact of currency exchange rates ($35.8 million), partially offset by 4% organic growth ($3.6 million) from price increases.  Operating profit decreased 23% ($1.1 million) driven by unfavorable currency ($2.4 million) partially offset by slight organic growth ($1.3 million) despite slower price growth and higher costs.

Canada  Revenues decreased 18% ($8.1 million) primarily due to the negative impact of currency exchange rates ($7.8 million).  Operating profit decreased 10% ($0.4 million) as unfavorable currency ($0.7 million) was offset by slight organic growth ($0.3 million) despite higher pension costs from a lower discount rate.

Global Markets

Latin America  Revenues decreased 4% ($3.7 million) as the negative impact of currency exchange rates ($19.8 million) was partially offset by organic growth of 17% ($16.1 million) driven by inflation-based revenue increases in Argentina.  Operating profit increased 64% ($6.9 million) driven by higher organic results in Argentina and Chile, partially offset by lower profits in Colombia and unfavorable currency impact ($3.3 million). Argentina accounted for over half of Latin America profit in the third quarter of 2015.

EMEA  Revenues decreased 20% ($27.6 million) primarily due to unfavorable currency ($16.8 million).  Revenue decreased 8% ($10.8 million) on an organic basis due to lower revenue in Germany, Ireland, Greece and Israel.  Operating profit decreased 39% ($6.1 million) due to lower profits in Ireland and Germany.

Asia  Revenues increased 9% ($3.4 million) due mainly to organic growth across the region.  Operating profit increased 15% ($0.9 million) primarily due to the revenue growth.

Payment Services

Payment Services  Revenues decreased 15% ($3.7 million) as negative currency ($10.3 million) was partially offset by 26% organic growth ($6.6 million).  Operating profit increased $0.4 million driven by growth in the Brazil payments business.

Revenues and Operating Profit by Segment: Nine Months 2015 versus Nine Months 2014

		Organic	Acquisitions /	Currency		% Change
	YTD'14	Change	Dispositions (a)	(b)	YTD'15	Total	Organic
Revenues:
U.S.	$537.7	12.6	—	—	550.3	2	2
France	394.6	(0.3)	—	(70.4)	323.9	(18)	—
Mexico	293.4	4.5	—	(46.7)	251.2	(14)	2
Brazil	273.7	9.1	—	(77.7)	205.1	(25)	3
Canada	135.7	(1.6)	—	(17.8)	116.3	(14)	(1)
Largest 5 Markets	1,635.1	24.3	—	(212.6)	1,446.8	(12)	1
Latin America	279.1	43.4	—	(48.8)	273.7	(2)	16
EMEA	413.5	(14.9)	—	(59.1)	339.5	(18)	(4)
Asia	103.3	14.4	7.0	(7.7)	117.0	13	14
Global Markets	795.9	42.9	7.0	(115.6)	730.2	(8)	5
Payment Services	71.4	17.0	—	(21.8)	66.6	(7)	24
Revenues - non-GAAP	2,502.4	84.2	7.0	(350.0)	2,243.6	(10)	3

Other items not allocated to segments(d)	178.7	200.2	—	(326.9)	52.0	(71)	fav
Revenues - GAAP	$2,681.1	284.4	7.0	(676.9)	2,295.6	(14)	11

Operating profit:
U.S.	$11.1	5.0	—	—	16.1	45	45
France	28.2	1.5	—	(5.2)	24.5	(13)	5
Mexico	2.4	16.4	—	(3.0)	15.8	fav	fav
Brazil	19.9	(3.4)	—	(4.6)	11.9	(40)	(17)
Canada	8.7	0.2	—	(1.2)	7.7	(11)	2
Largest 5 Markets	70.3	19.7	—	(14.0)	76.0	8	28
Latin America	32.2	27.7	—	(6.6)	53.3	66	86
EMEA	36.7	(7.7)	—	(2.3)	26.7	(27)	(21)
Asia	16.5	3.5	0.5	(1.0)	19.5	18	21
Global Markets	85.4	23.5	0.5	(9.9)	99.5	17	28
Payment Services	(2.9)	(1.1)	—	(1.2)	(5.2)	79	38
Corporate expenses(c)	(87.2)	34.1	—	(9.0)	(62.1)	(29)	(39)
Operating profit - non-GAAP	65.6	76.2	0.5	(34.1)	108.2	65	fav

Other items not allocated to segments(d)	(69.4)	(56.7)	(49.1)	90.6	(84.6)	22	82
Operating profit (loss) - GAAP	$(3.8)	19.5	(48.6)	56.5	23.6	fav	fav
Amounts may not add due to rounding.

See page 30 for footnote explanations.

Analysis of Segment Results: Nine Months 2015 versus Nine Months 2014

Largest 5 Markets

U.S. Revenues increased 2% ($12.6 million) due to organic revenue growth as a result of volume increases.  Operating profit increased 45% ($5.0 million) due to higher volumes, cost cutting and productivity initiatives and lower health care costs, partially offset by higher labor costs and security costs.

France  Revenues decreased 18% ($70.7 million) due to unfavorable currency impact ($70.4 million).  Revenues were flat on an organic basis due to volume and pricing pressure.  Operating profit decreased 13% ($3.7 million) due to unfavorable currency ($5.2 million), partially offset by the impact of cost cutting initiatives and the inclusion in last year's results of several large unfavorable settlements that did not repeat.

Mexico  Revenues decreased 14% ($42.2 million) due to unfavorable currency impact ($46.7 million).  Operating profit increased significantly ($13.4 million) due to a change in employee benefit structure, lower security losses and the impact of cost cutting and productivity initiatives.

Brazil  Revenues decreased 25% ($68.6 million) primarily due to the negative impact of currency exchange rates ($77.7 million), partially offset by 3% organic growth ($9.1 million) from price increases.  Operating profit decreased 40% ($8.0 million) driven by unfavorable currency ($4.6 million) and lower organic profits ($3.4 million) resulting from lower volume, slower price growth and higher costs.

Canada  Revenues decreased 14% ($19.4 million) primarily due to the negative impact of currency exchange rates ($17.8 million).  Operating profit decreased 11% ($1.0 million) driven by unfavorable currency impact ($1.2 million), partially offset by slight organic growth ($0.2 million) despite higher pension costs from a lower discount rate.

Global Markets

Latin America  Revenues decreased 2% ($5.4 million) as the negative impact of currency exchange rates ($48.8 million) was offset by organic growth of 16% ($43.4 million) driven by inflation-based revenue increases in Argentina.  Operating profit increased 66% ($21.1 million) driven by higher organic results in Argentina and Chile, partially offset by lower organic results in Colombia and unfavorable currency impact ($6.6 million). Argentina accounted for over half of Latin America profit in the first nine months of 2015.

EMEA  Revenues decreased 18% ($74.0 million) primarily due to unfavorable currency ($59.1 million).  Revenue decreased 4% ($14.9 million) on an organic basis as lower revenue in Germany, Greece and Ireland was offset by growth in the United Kingdom, Switzerland, Luxembourg and Turkey.  Operating profit decreased 27% ($10.0 million) due to lower profits in Ireland and Germany, as well as unfavorable currency ($2.3 million).

Asia  Revenues increased 13% ($13.7 million) due mainly to organic growth across the region.  Operating profit increased 18% ($3.0 million) primarily due to the revenue growth.

Payment Services

Payment Services  Revenues decreased 7% ($4.8 million) as negative currency ($21.8 million) was partially offset by 24% organic growth ($17.0 million).  Operating profit decreased $2.3 million, driven by unfavorable currency ($1.2 million) and marketing expenditures to increase cardholders in the U.S. Payments business, partially offset by growth in the Brazil payments business.

Income and Expense Not Allocated to Segments

Corporate Expenses

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2015	2014	change	2015	2014	change
General, administrative and other expenses	$(15.5)	(37.4)	(59)	(58.4)	(90.3)	(35)
Foreign currency transaction gains (losses)	(5.1)	(0.5)	unfav	(8.8)	(0.8)	unfav
Reconciliation of segment policies to GAAP	(0.3)	(0.3)	—	5.1	3.9	31
Corporate expenses	$(20.9)	(38.2)	(45)	(62.1)	(87.2)	(29)

Third quarter corporate expenses were down $17.3 million versus the prior year quarter primarily due to improved security performance in the third quarter of 2015 compared to the prior year quarter. In addition, cost reductions from reorganization and restructuring and lower employee incentive compensation reduced third quarter 2015 corporate expenses. Corporate expenses in the first nine months of 2015 were $25.1 million lower than the prior year period due to lower security losses, cost reductions from reorganization and restructuring and a decrease in non-income taxes. Corporate expenses include former non-segment and regional management costs, currency transaction gains and losses, and costs related to global initiatives.

Other Items Not Allocated to Segments

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2015	2014	change	2015	2014	change
Revenues:
Venezuela operations	$19.3	25.1	(23)	52.0	178.7	(71)

Operating profit:
FX devaluation in Venezuela	(3.8)	(4.8)	(21)	(30.4)	(137.9)	(78)
Venezuela operations	3.8	2.5	52	7.9	38.8	(80)
Venezuela impairment	(0.8)	—	unfav	(35.3)	—	unfav
2014 Reorganization and Restructuring	(0.9)	—	unfav	(1.2)	—	unfav
2015 Reorganization and Restructuring	(2.0)	—	unfav	(2.0)	—	unfav
Mexican settlement losses	(1.5)	(2.3)	(35)	(3.9)	(4.0)	(3)
U.S. retirement plans	(6.5)	(3.7)	76	(20.0)	(13.3)	50
Acquisitions and dispositions	—	46.9	(100)	0.3	49.4	(99)
Share-based compensation adj.	—	1.8	(100)	—	(2.4)	(100)
Operating profit	$(11.7)	40.4	unfav	(84.6)	(69.4)	22

See note 2 on pages 12-13 to the consolidated financial statements for explanations of each of the other items not allocated to segments.

Other items not allocated to segments was an $11.7 million expense in the third quarter of 2015 versus the prior year period gain of $40.4 million. The change was primarily due to the $44.3 million gain on the sale of our former equity method investment in Peru in the third quarter of 2014. Restructuring charges ($2.9 million) and higher U.S. retirement plan costs ($2.8 million) also contributed to the increase in expense in the third quarter of 2015. Other items not allocated to segments was a higher expense in the first nine months of 2015 versus the prior year period primarily due to lower devaluation charges in Venezuela and the prior year share-based compensation adjustment, which did not recur, partially offset by the 2014 Peru gain, 2015 Venezuela impairment charges and lower profits from Venezuela operations, excluding the devaluation and impairment.

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

Changes in exchange rates may also affect transactions which are denominated in currencies other than the functional currency.  From time to time, we use foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At September 30, 2015, the notional value of our shorter term outstanding foreign currency contracts was $66.5 million with average contract maturities of approximately one month.  These shorter term foreign currency contracts primarily offset exposures in the Mexican peso and euro.
Additionally, these shorter term contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings.  We recognized gains of $3.2 million on these foreign currency contracts in the first nine months of 2015.  At September 30, 2015, the fair value of these shorter term foreign currency contracts was not significant.

We also have a longer term cross currency swap contract to hedge exposure in Brazilian real which is designated as a cash flow hedge for accounting purposes.  At September 30, 2015, the notional value of this longer term contract was $15.9 million with a weighted average maturity of 1.2 years.  We recognized net gains of $3.7 million on this contract, of which gains of $4.1 million were included in other operating income (expense) to offset transaction losses of $4.1 million and expenses of $0.4 million were included in interest and other income (expense) in the first nine months of 2015.  At September 30, 2015, the fair value of the longer term cross currency swap was a net asset of $8.2 million.

See note 1 to the consolidated financial statements for a description of government currency processes and restrictions in Venezuela and Argentina, their effect on our operations, and how we account for currency remeasurement for our Venezuelan subsidiaries.

We have been monitoring the economic instability existing in Greece. Greece continues to remain in the European Union and we currently believe that our net assets in this country are fairly stated. We will continue to closely monitor the economic, operating and political environment in Greece. Our revenues in Greece accounted for 2% of total Brink's revenues in the nine months ended September 30, 2015 and 2% of total Brink's revenues in the nine months ended September 30, 2014.

Other Operating Income (Expense)

Other operating income (expense) includes amounts included in segment as well as income and expense not allocated to segments.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2015	2014	change	2015	2014	change
Foreign currency items:
Transaction losses	$(4.7)	—	unfav	(30.1)	(124.0)	(76)
Hedge gains (losses)	(0.3)	(0.1)	unfav	3.2	(0.7)	fav
Gains on sale of property and other assets	0.1	45.0	(100)	0.6	45.5	(99)
Argentina conversion losses	(2.3)	(0.9)	unfav	(2.3)	(2.8)	(18)
Impairment losses	(1.0)	(1.2)	(17)	(36.8)	(1.2)	unfav
Share in earnings of equity affiliates	0.2	1.4	(86)	0.4	4.1	(90)
Royalty income	0.4	0.4	—	1.2	1.2	—
Gains on business acquisitions and dispositions	—	—	—	0.3	—	fav
Other gains (losses)	1.2	1.3	(8)	1.3	0.1	fav
Other operating income (expense)	$(6.4)	45.9	unfav	(62.2)	(77.8)	(20)
Other operating expense was $6.4 million in the third quarter of 2015 versus $45.9 million in income in the third quarter of 2014 due primarily to the $44.3 million gain on the sale of our equity interest in a CIT business in Peru in the prior year quarter. We also recognized higher foreign currency transaction losses ($4.7 million) as well as higher losses from converting Argentine pesos to U.S. dollars ($1.4 million) in the current year quarter. Other operating expense decreased in the first nine months of 2015 primarily as a result of lower remeasurement losses associated with the currency devaluation in Venezuela in the first nine months of 2015 ($18.1 million) versus the remeasurement charges related to the currency devaluation in the prior year ($121.6 million). The lower remeasurement charges in the first nine months of 2015 were partially offset by the 2014 Peru gain and the 2015 Venezuela impairment charges ($35.3 million). See note 1 to the consolidated financial statements for a description of the change in currency exchange processes and rates and the 2015 impairment of long-lived assets in Venezuela.

Nonoperating Income and Expense

Interest expense

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2015	2014	change	2015	2014	change
Interest expense	$4.8	6.6	(27)	14.4	18.3	(21)

Interest and other income

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2015	2014	change	2015	2014	change
Interest income	$1.0	0.6	67	2.6	2.1	24
Gain on sale of available-for-sale securities	0.2	0.2	—	0.3	0.3	—
Foreign currency hedge losses	(0.1)	(0.3)	(67)	(0.4)	(0.8)	(50)
Other gains (losses)	(0.2)	(0.1)	unfav	(0.8)	(0.6)	33
Interest and other income	$0.9	0.4	fav	1.7	1.0	70

Outlook for 2015
We expect nonoperating expense on a non-GAAP basis of $17 million in 2015 versus $22 million in 2014.  See page 29 for a summary of our 2015 outlook.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Continuing operations
Provision for income taxes (in millions)	$14.1	26.8	37.2	39.6
Effective tax rate	65.9%	48.7%	341.3%	(187.7%)

2015 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first nine months of 2015 was greater than the 35% U.S. statutory tax rate primarily due to the significant nondeductible expenses resulting from the currency devaluation in Venezuela in the first quarter and from the Venezuela impairment recorded in the second quarter.

Excluding these nondeductible expenses, our effective tax rate on continuing operations in the first nine months is 48%.  The rate is higher than 35% primarily due to cross border payments, nondeductible expenses in Mexico and the characterization of a French business tax as an income tax, partially offset by the geographical mix of earnings.

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

Excluding the Venezuela nondeductible expenses, our effective tax rate on continuing operations in the first nine months was 42%. The rate was higher than 35% primarily due to third-quarter tax expense for a divestiture of an equity-method investment in Peru, combined with higher tax expense resulting from cross border payments, nondeductible expenses in Mexico and the characterization of a French business tax as an income tax, partially offset by lower taxes resulting from the geographical mix of earnings.

Outlook for 2015
Due to the significant nondeductible Venezuela remeasurement and impairment charges, the GAAP effective income tax rate for 2015 is expected to be in excess of 100%.  On a non-GAAP basis, the effective income tax rate for 2015 is expected to be approximately 42%.  Our effective tax rate may fluctuate materially from these estimates due to changes in permanent book-tax differences, changes in the expected amount and geographical mix of earnings, changes in current or deferred taxes due to legislative changes, changes in valuation allowances or accruals for contingencies and other factors.  See page 29 for a summary of our 2015 outlook.

Noncontrolling Interests

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2015	2014	change	2015	2014	change
Net loss attributable to noncontrolling interests	$0.4	0.6	(33)	$20.4	31.4	(35)

The net loss attributable to noncontrolling interest in the first nine months of 2015 was primarily due to Venezuela impairment charges of $35.3 million and the currency remeasurement charge of our Venezuelan subsidiary as a result of the remeasurement of net monetary assets using the SIMADI currency exchange rate at September 30, 2015.  See note 1 to the consolidated financial statements for more information about the currency remeasurement of our Venezuelan subsidiaries and the Venezuela impairment charge.

Remeasurement losses were $18.1 million in the first nine months of 2015 versus $121.6 million in the first nine months of 2014.  We also recognized additional expenses of another $12.3 million in the first nine months of 2015 and $16.3 million in the first nine months of 2014 related to nonmonetary assets. Nonmonetary assets are not remeasured to a lower basis when the currency devalues. Instead, under highly inflationary rules, these assets retained their higher historical basis, with the excess recognized in earnings as the assets are consumed. The after-tax effect of the Venezuela impairment charge, the remeasurement losses and these other nonmonetary expenses attributable to noncontrolling interests was $24.2 million in the first nine months of 2015 and $46.0 million in the first nine months of 2014.

Outlook for 2015
We expect the net loss attributable to noncontrolling interests to be between $7 and $8 million on a non-GAAP basis in 2015 as compared to $6 million in 2014.  See page 29 for a summary of our 2015 Outlook and pages 39–40 for information about reconciliation to GAAP.

Loss from Discontinued Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Loss from operations(a)(b)	$—	(13.7)	$(2.4)	$(10.8)
Loss on sale(a)	—	—	(0.8)	—
Adjustments to contingencies of former operations(c):
Insurance recoveries related to BAX Global indemnification(d)	—	—	—	1.0
Other	(0.3)	(0.1)	(0.4)	(1.1)
Loss from discontinued operations before income taxes	(0.3)	(13.8)	(3.6)	(10.9)
Provision (benefit) for income taxes	(0.2)	(5.2)	(1.2)	(3.5)
Loss from discontinued operations, net of tax	$(0.1)	(8.6)	$(2.4)	$(7.4)

(a)
Discontinued operations include gains and losses related to businesses that we recently sold or shut down.  No interest expense was included in discontinued operations in the first nine months of 2015 and 2014.

(b)	The loss from operations in the first nine months of 2015 included $1.0 million in pension settlement charges related to the Mexican parcel delivery service sold in February 2015.

(c)	Primarily related to former coal businesses and BAX Global, a former freight forwarding and logistics business.

(d)
BAX Global had been defending a claim related to the apparent diversion by a third party of goods being transported for a customer.  In 2010, the Dutch Supreme Court denied the final appeal of BAX Global, letting stand the lower court ruling that BAX Global was liable for this claim.  We had contractually indemnified the purchaser of BAX Global for this contingency.  Through 2010, we had recognized $11.5 million of expense related to the payment made in satisfaction of the judgment.  In 2014, we recovered $9.5 million from insurance companies related to this matter, of which $1.0 million was recovered in the nine months ended September 30, 2014.

Cash-in-transit operations sold or shut down:

•	Australia (sold in October 2014)

•	Puerto Rico (shut down in November 2014)

•	Netherlands (sold in December 2014)

Other operations sold:

•	In February 2015, we sold a small Mexican parcel delivery business which met the criteria for classification as a discontinued operation as of December 31, 2014.

In the fourth quarter of 2015, we expect to complete the sale of a small Irish guarding operation. We continuously evaluate the potential impact of disposing certain underperforming or non-strategic businesses. If certain businesses are exited or if certain operations were to meet held for sale criteria, a portion of accumulated other comprehensive losses may need to be reclassified into earnings.

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

The annual consolidated Non-GAAP outlook amounts for 2015 and 2016 on page 29 are not reconciled to GAAP because we are unable to quantify certain amounts that would be required to be included in the GAAP measures without unreasonable effort.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for percentages)	2015	2014	2015	2014
Revenues:
Non-GAAP	$739.9	847.4	2,243.6	2,502.4
Other items not allocated to segments(a)	19.3	25.1	52.0	178.7
GAAP	$759.2	872.5	2,295.6	2,681.1

Operating profit (loss):
Non-GAAP	$37.0	20.8	108.2	65.6
Other items not allocated to segments(a)	(11.7)	40.4	(84.6)	(69.4)
GAAP	$25.3	61.2	23.6	(3.8)

Provision for income taxes:
Non-GAAP	$13.9	6.7	40.1	22.1
Other items not allocated to segments(a)	(1.5)	21.5	(5.4)	16.9
Income tax rate adjustment(b)	1.7	(1.4)	2.5	0.6
GAAP	$14.1	26.8	37.2	39.6

Net income (loss) attributable to noncontrolling interests:
Non-GAAP	$0.8	2.2	3.4	5.1
Other items not allocated to segments(a)	(1.4)	(1.6)	(24.1)	(36.6)
Income tax rate adjustment(b)	0.2	(1.2)	0.3	0.1
GAAP	$(0.4)	(0.6)	(20.4)	(31.4)

Non-GAAP margin	5.0%	2.5%	4.8%	2.6%

(a)
See “Other Items Not Allocated To Segments” on page 34 for pretax amounts and details. Other Items Not Allocated To Segments for noncontrolling interests, income from continuing operations attributable to Brink's and EPS are the effects of the same items at their respective line items of the consolidated statements of income (loss).

(b)
Non-GAAP income from continuing operations and non-GAAP EPS have been adjusted to reflect an effective income tax rate in each interim period equal to the full-year non-GAAP effective income tax rate. The estimated full-year non-GAAP effective tax rate is 42.0% for 2015 and was 45.7% for 2014.

Results of Operations Non-GAAP results reconciled to GAAP - continued

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for per share amounts)	2015	2014	2015	2014
Income (loss) from continuing operations attributable to Brink's:
Non-GAAP	$18.4	5.7	52.0	21.1
Other items not allocated to segments(a)	(8.8)	20.5	(55.1)	(49.7)
Income tax rate adjustment(b)	(1.9)	2.6	(2.8)	(0.7)
GAAP	$7.7	28.8	(5.9)	(29.3)

Diluted EPS:
Non-GAAP	$0.37	0.12	1.04	0.43
Other items not allocated to segments(a)	(0.18)	0.41	(1.10)	(1.01)
Income tax rate adjustment(b)	(0.04)	0.05	(0.06)	(0.01)
GAAP	$0.16	0.58	(0.12)	(0.60)

Amounts may not add due to rounding.

See page 39 for footnote explanations.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows from operating activities increased by $18.3 million in the first nine months of 2015 as compared to the first nine months of 2014.  Cash used for investing activities increased by $33.6 million in the first nine months of 2015 compared to the first nine months of 2014 as a result of $60 million of cash proceeds received on the sale of an equity interest in a CIT business in Peru in 2014 offset by a decrease in capital expenditures and cash used by discontinued operations in 2015. Cash also decreased $8.8 million in 2015 as a result of a change in the exchange rate we used to remeasure net monetary assets in Venezuela (see note 1 to the consolidated financial statements).  We financed our liquidity needs in the first nine months of 2015 with cash flows from operations supplemented by long-term debt.

Operating Activities

	Nine Months Ended September 30,		$
(In millions)	2015	2014	change
Cash flows from operating activities
Non-GAAP basis (before pension contributions)	$87.7	135.6	(47.9)
Contributions to primary U.S. pension plan	—	(87.2)	87.2
Non-GAAP basis (reduced by pension contributions)	87.7	48.4	39.3
Increase (decrease) in certain customer obligations(a)	5.1	17.1	(12.0)
Discontinued operations(b)	(2.0)	7.0	(9.0)
GAAP basis	$90.8	72.5	18.3

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

GAAP
Operating cash flows increased by $18.3 million in the first nine months of 2015 compared to the same period in 2014.  The increase was primarily due to cash payments made to our primary U.S. pension plan during the first nine months of 2014 offset by increases in cash used for working capital, including severance payments, a decrease in operating profit (excluding the effect of Venezuela impairment and remeasurement losses), a smaller increase in cash held for customers in the first nine months of 2015 compared to the same 2014 period, and a decrease in cash provided by discontinued operations.

Non-GAAP (reduced by pension contributions)
Non-GAAP cash flows from operating activities increased by $39.3 million in the first nine months of 2015 as compared to the same period in 2014.  The increase was primarily due to cash payments made to our primary U.S. pension plan during the first nine months of 2014 offset by increases in cash used for working capital, including severance payments, and a decrease in operating profit (excluding the effect of Venezuela impairment and remeasurement losses).

Non-GAAP (before pension contributions)
Non-GAAP cash flows from operating activities decreased by $47.9 million in the first nine months of 2015 as compared to the same period in 2014.  The decrease was primarily due to increases in cash used for working capital, including severance payments, and a decrease in operating profit (excluding the effect of Venezuela impairment and remeasurement losses).

Investing Activities

	Nine Months Ended September 30,		$
(In millions)	2015	2014	change
Cash flows from investing activities
Capital expenditures	$(61.2)	(82.4)	21.2
Available-for-sale securities:
Purchases	(19.0)	—	(19.0)
Sales	13.3	0.7	12.6
Proceeds from sale of property, equipment and investments	0.8	62.6	(61.8)
Other	0.4	(5.0)	5.4
Discontinued operations	1.9	(6.1)	8.0
Investing activities	$(63.8)	(30.2)	(33.6)

Cash used by investing activities increased by $33.6 million in the first nine months of 2015 versus the first nine months of 2014.  The increase was primarily due to proceeds of $60 million received on the sale of an equity interest in a CIT business in Peru in 2014 offset by lower capital expenditures of $21.2 million and less cash used in discontinued operations of $8.0 million.

Capital expenditures and depreciation and amortization were as follows:

	Nine Months Ended September 30,		$	Full Year	Outlook
(In millions)	2015	2014	change	2014	2015
Property and equipment acquired during the period
Capital expenditures:(b)
Largest 5 Markets	$36.0	50.0	(14.0)	83.4	(a)
Global Markets	16.7	16.7	—	29.8	(a)
Payment Services	1.1	0.4	0.7	0.8	(a)
Corporate	7.4	15.3	(7.9)	22.1	(a)
Capital expenditures	$61.2	82.4	(21.2)	136.1	110 – 120

Capital leases:(c)
Largest 5 Markets	$8.4	4.7	3.7	10.6	(a)
Global Markets	—	—	—	0.3	(a)
Payment Services	0.1	1.2	(1.1)	1.2	(a)
Capital leases	$8.5	5.9	2.6	12.1	20

Total:
Largest 5 Markets	$44.4	54.7	(10.3)	94.0	(a)
Global Markets	16.7	16.7	—	30.1	(a)
Payment Services	1.2	1.6	(0.4)	2.0	(a)
Corporate	7.4	15.3	(7.9)	22.1	(a)
Total	$69.7	88.3	(18.6)	148.2	130 – 140

Depreciation and amortization(b)
Largest 5 Markets	$71.6	81.9	(10.3)	107.7	(a)
Global Markets	20.6	23.6	(3.0)	31.4	(a)
Payment Services	2.2	2.7	(0.5)	3.7	(a)
Corporate	11.9	14.3	(2.4)	19.1	(a)
Depreciation and amortization	$106.3	122.5	(16.2)	161.9	145

(a)	Not provided

(b)	Capital expenditures as well as depreciation and amortization related to Venezuela have been excluded from Global Markets and included in Corporate.

(c)
Represents the amount of property and equipment acquired using capital leases.  Because the assets are acquired without using cash, the acquisitions are not reflected in the consolidated cash flow statement.  Amounts are provided here to assist in the comparison of assets acquired in the current year versus prior years.

We continue to focus on maximizing asset utilization which has enabled us to reduce our annual spend to a level more in line with depreciation.  Our reinvestment ratio, which we define as the annual amount of property and equipment acquired during the period divided by the annual amount of depreciation, was 0.9 for the twelve months ending September 30, 2015 and September 30, 2014, respectively.

Capital expenditures in the first nine months of 2015 were primarily for armored vehicles, information technology and machinery and equipment.

Financing Activities

Summary of financing activities

	Nine Months Ended September 30,		$
(In millions)	2015	2014	change
Cash provided by (used in) financing activities
Borrowings and repayments:
Short-term debt	$(1.2)	(0.5)	(0.7)
Long-term revolving credit facilities	(29.3)	126.0	(155.3)
Other long-term debt	49.1	(66.5)	115.6
Borrowings (repayments)	18.6	59.0	(40.4)

Debt financing costs	(2.0)	—	(2.0)
Dividends attributable to:
Shareholders of Brink’s	(14.6)	(14.5)	(0.1)
Noncontrolling interests in subsidiaries	(5.1)	(8.7)	3.6
Other	2.7	(1.7)	4.4
Cash flows from financing activities	$(0.4)	34.1	(34.5)

Debt borrowings and repayments
Cash flow from financing activities decreased by $34.5 million in the first nine months of 2015 compared to the first nine months of 2014 as less cash was needed to fund operating and investing activities, partially due to no requirement to fund the primary U.S. pension plan in 2015 and decreased capital expenditures.  In the first nine months of 2015, we paid $2.0 million in debt financing costs related to the refinancing of our revolving credit facility and execution of our new term loan.

Dividends
We paid dividends to Brink’s shareholders of $0.30 per share or $14.6 million in the first nine months of 2015, similar to the prior year.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, and our cash flow and business requirements, as determined by the board of directors.

Reconciliation of Net Debt to U.S. GAAP Measures

	September 30,	December 31,
(In millions)	2015	2014
Debt:
Short-term debt	$47.4	59.4
Long-term debt	432.6	407.4
Total Debt	480.0	466.8

Less:
Cash and cash equivalents	176.1	176.2
Amounts held by Cash Management Services operations(a)	(30.3)	(28.0)
Cash and cash equivalents available for general corporate purposes	145.8	148.2

Net Debt	$334.2	318.6

(a)
Title to cash received and processed in certain of our secure Cash Management Services operations transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources and in our computation of Net Debt.

Net Debt is a supplemental non-GAAP financial measure that is not required by, or presented in accordance with GAAP.  We use Net Debt as a measure of our financial leverage.  We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage.  Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our consolidated balance sheets.  Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP.   Net Debt excluding cash and debt in Venezuelan operations was $341 million at September 30, 2015, and $332 million at December 31, 2014.

Net Debt increased by $15.6 million primarily due to the impact of the strengthened U.S. dollar, partially offset by cash flows from operating activities that were slightly higher than capital expenditures and dividends paid.

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

Incremental taxes.  Of the $176.1 million of cash and cash equivalents at September 30, 2015, $153.0 million is held by subsidiaries that we consider to be permanently invested and for which we do not expect to repatriate to the U.S.  If we were to decide to repatriate this cash to the U.S., we may have to accrue and pay additional income taxes.  Given the number of foreign operations and the complexities of the tax law, it is not practical to estimate the potential tax liability, but the amount of taxes owed could be material depending on how and when the repatriation were to occur.

Venezuela.  We have $6.0 million of cash and cash equivalents denominated in Venezuelan bolivars (as remeasured at the published SIMADI rate of 200 bolivars to the U.S. dollar) at September 30, 2015.  We believe that the SIMADI process to convert bolivars (as described in note 1 to the consolidated financial statements) is the only method for which we are likely to receive U.S. dollars that we need to operate our business and to repatriate earnings. The Venezuelan government has restricted conversions of bolivars into U.S. dollars in the past and may do so in the future. We did not repatriate any U.S. dollars from Venezuela in 2014 and have not done so to date in 2015.

Argentina.  At September 30, 2015, we had cash and short term investments denominated in Argentine pesos of $24.6 million. The government in Argentina has, from time-to-time, imposed limits on the exchange of local pesos into U.S. dollars.  As a result, we have elected in the past and expect to continue in the future to repatriate cash from Argentina using markets to convert Argentine pesos into U.S. dollars at rates less favorable than the rates at which we translate the financial statements of our subsidiary in Argentina.

Debt
On March 10, 2015, we refinanced our previous $480 million unsecured revolving credit facility with a $525 million unsecured revolving bank credit facility (the “Revolving Facility”) that matures in March 2020.  The Revolving Facility’s interest rate is based on LIBOR plus a margin or an alternate base rate plus a margin.  The Revolving Facility allows us to borrow or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility.  As of September 30, 2015, $322 million was available under the Revolving Facility.  Amounts outstanding under the Revolving Facility as of September 30, 2015, were denominated primarily in U.S. dollars and to a lesser extent in euros.

The margin on LIBOR borrowings under the Revolving Facility, which ranges from 1.00% to 1.70% depending on either our credit rating or leverage ratio as defined within the Revolving Facility, was 1.30% at September 30, 2015.  The margin on alternate base rate borrowings under the Revolving Facility ranges from 0.0% to 0.70%.  We also pay an annual facility fee on the Revolving Facility based on either our credit rating or the leverage ratio.  The facility fee, which ranges from 0.125% to 0.30%, was 0.20% at September 30, 2015.

We have $93 million in unsecured notes issued through a 2011 private placement debt transaction (the “Notes”).  At September 30, 2015, the Notes were comprised of $43 million in series A notes with a fixed interest rate of 4.57% and $50 million in series B notes with a fixed interest rate of 5.20%.  Annual principal payments under the series A notes began in January 2015.  The series B notes are due in January 2021.

As of September 30, 2015, we had two unsecured multi-currency revolving bank credit facilities totaling $40 million, of which $33 million was available at September 30, 2015.  A $20 million facility expires in December 2015 and a $20 million facility expires in February 2017.   Interest on these facilities is based on LIBOR plus a margin.  The margin ranges from 0.9% to 2.0%.  We also have the ability to borrow from other banks, at the banks’ discretion, under short-term uncommitted agreements.  Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

We have a $25 million unsecured committed credit facility that expires in April 2016.  Interest on this facility is based on LIBOR plus a margin, which ranges from 1.20% to 1.575%.  As of September 30, 2015, $25 million was available under the facility.

On March 12, 2015, we entered into a $75 million unsecured term loan facility. Interest on this facility is based on LIBOR plus a margin of 1.75%. The facility is due in March 2022. As of September 30, 2015, the principal amount outstanding is $72 million.

On June 5, 2015, we entered into a $40 million uncommitted letter of credit facility with an expiration date of May 31, 2016. As of September 30, 2015, $5 million was utilized.

We have two unsecured letter of credit facilities totaling $94 million, of which $21 million was available at September 30, 2015.  A $40 million facility expires in December 2015, and a $54 million facility expires in December 2016.  The Revolving Facility and the multi-currency revolving credit facilities are also used for issuance of letters of credit and bank guarantees.

The Revolving Facility, the Notes, the unsecured multi-currency revolving bank credit facilities, the unsecured committed credit facility, the letter of credit facilities and the unsecured term loan facility contain subsidiary guarantees and various financial and other covenants.  The covenants, among other things, limit our total indebtedness, restrict certain payments to shareholders, limit priority debt, limit asset sales, limit the use of proceeds from asset sales, provide for a maximum leverage ratio and provide for minimum coverage of interest costs.  The credit agreements do not provide for the acceleration of payments should our credit rating be reduced.  If we were not to comply with the terms of our various credit agreements, the repayment terms could be accelerated and the commitments could be withdrawn.  An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  We were in compliance with all financial covenants at September 30, 2015.

Equity
At September 30, 2015, we had 100 million shares of common stock authorized and 48.9 million shares issued and outstanding.

U.S. Retirement Liabilities

Funded Status of U.S. Retirement Plans
	Actual	Actual	Projected
(In millions)	2014	Nine Months 2015	4th Quarter 2015	2016	2017	2018	2019

U.S. pension plans
Beginning funded status	$(123.1)	(117.8)	(103.4)	(98.2)	(77.8)	(56.6)	(32.1)
Net periodic pension credit(a)	18.6	13.9	4.7	20.3	22.4	24.3	25.9
Payment from Brink’s:
Primary U.S. pension plan	87.2	—	—	—	—	—	—
Other U.S. pension plan	0.6	0.5	0.1	0.6	0.6	0.6	1.3
Benefit plan experience gain	(101.1)	—	0.4	(0.5)	(1.8)	(0.4)	—
Ending funded status	$(117.8)	(103.4)	(98.2)	(77.8)	(56.6)	(32.1)	(4.9)

UMWA plans
Beginning funded status	$(142.1)	(197.2)	(195.0)	(193.7)	(191.3)	(189.3)	(187.7)
Net periodic postretirement credit(a)	4.3	2.5	1.0	2.4	2.0	1.6	1.1
Benefit plan experience gain	(58.6)	—	—	—	—	—	—
Other	(0.8)	(0.3)	0.3	—	—	—	—
Ending funded status	$(197.2)	(195.0)	(193.7)	(191.3)	(189.3)	(187.7)	(186.6)

Black lung and other plans
Beginning funded status	$(44.3)	(58.3)	(55.4)	(54.3)	(50.5)	(46.8)	(43.4)
Net periodic postretirement cost(a)	(1.9)	(1.6)	(0.7)	(2.0)	(1.8)	(1.7)	(1.6)
Payment from Brink’s	7.3	4.5	1.8	5.8	5.5	5.1	4.7
Other	(19.4)	—	—	—	—	—	—
Ending funded status	$(58.3)	(55.4)	(54.3)	(50.5)	(46.8)	(43.4)	(40.3)

(a)	Excludes amounts reclassified from accumulated other comprehensive income (loss).

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

Assumptions for U.S. Retirement Obligations
We have made various assumptions to estimate the amount of payments to be made in the future.  The most significant assumptions include:

•	Changing discount rates and other assumptions in effect at measurement dates (normally December 31)

•	Investment returns of plan assets

•	Addition of new participants (historically immaterial due to freezing of pension benefits and exit from coal business)

•	Mortality rates

•	Change in laws

The assumptions used to estimate our U.S. retirement obligations can be found in our Annual Report on Form 10-K for the year ended December 31, 2014.

Summary of Total Expenses Related to All U.S. Retirement Liabilities

This table summarizes actual and projected expense (income) related to U.S. retirement liabilities.

	Actual	Actual	Projected
(In millions)	2014	Nine Months 2015	4th Quarter 2015	FY2015	2016	2017	2018	2019
U.S. pension plans	$65.7	9.3	3.3	12.6	6.7	0.3	(4.3)	(8.1)
UMWA plans	3.4	5.8	1.6	7.4	9.2	8.9	8.6	8.5
Black lung and other plans	4.0	4.9	1.8	6.7	5.8	5.5	4.7	2.8
Total	$73.1	20.0	6.7	26.7	21.7	14.7	9.0	3.2

Summary of Total Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants

This table summarizes actual and projected payments:

•	from Brink’s to U.S. retirement plans, and

•	from the plans to participants.

	Actual	Actual	Projected
(In millions)	2014	Nine Months 2015	4th Quarter 2015	FY2015	2016	2017	2018	2019
Payments from Brink’s to U.S. Plans
Primary U.S. pension plan	$87.2	—	—	—	—	—	—	—
Other U.S. pension plan	0.6	0.5	0.1	0.6	0.6	0.6	0.6	1.3
Black lung and other plans	7.3	4.5	1.8	6.3	5.8	5.5	5.1	4.7
Total	$95.1	5.0	1.9	6.9	6.4	6.1	5.7	6.0

Payments from U.S. Plans to participants
U.S. pension plans	$193.9	39.0	8.0	47.0	47.3	48.0	48.6	49.6
UMWA plans	33.9	26.4	4.0	30.4	30.2	30.3	32.2	31.7
Black lung and other plans	7.3	4.5	1.8	6.3	5.8	5.5	5.1	4.7
Total	$235.1	69.9	13.8	83.7	83.3	83.8	85.9	86.0

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of the most recent measurement date.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

Contingent Matters
See note 11 to the consolidated financial statements for information about contingent matters at September 30, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We serve customers in more than 100 countries, including 41 countries where we operate subsidiaries.  These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates.  In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program.  Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the nine months ended September 30, 2015.

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
As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, we are implementing a Shared Service Center (SSC) with a new general ledger system and various sub-ledger modules. During the quarter ended June 30, 2015, we moved our Mexico operations onto the SSC as part of the multi-year implementation schedule in which several countries are being moved to the SSC under the same accounting platform. This implementation is being performed to consolidate accounting systems, gain efficiencies of scale, and harmonize internal control over financial reporting across our various entities. Other than this change, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information
This document contains both historical and forward-looking information.  Words such as “anticipates,” “assumes,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “potential,” “believes,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, statements regarding future performance of The Brink’s Company and its global operations, including: the timing, scope and anticipated savings and other impacts of our 2014 and 2015 Reorganization and Restructuring; 2015 revenues, organic revenue growth, projected currency impact on revenues, operating profit and operating profit margin, income from continuing operations, non-operating expense and earnings per share, capital expenditures, capital leases and depreciation and amortization; 2015 and 2016 operating profit margin in the U.S. and Mexico; 2016 revenues, operating profit, operating profit margin, earnings per share, and tax rate; the repatriation of cash from our Venezuelan and Argentinean operations, the anticipated financial effect of pending litigation; the realization of deferred tax assets; our anticipated effective tax rate for 2015 and our tax position; net income (loss) attributable to noncontrolling interests; future pension obligations; the ability to meet liquidity needs; expenses and payouts for the U.S. retirement plans and the non-U.S. pension plans and the expected long-term rate of return and funded status of the primary U.S. pension plan; expected liability for and future contributions to the UMWA plans; liability for black lung obligations; our ability to obtain U.S. dollars in Venezuela; and future impairments related to our Venezuela business.  Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which are difficult to quantify and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

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

•
risks customarily associated with operating in foreign countries including changing labor and economic conditions, currency restrictions and devaluations, safety and security issues, political instability, restrictions on and cost of repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive government actions;

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

•	the nature of our hedging relationships;

•	counterparty risk;

•	changes in estimates and assumptions underlying our critical accounting policies;

•	our ability to realize deferred tax assets;

•	the outcome of pending and future claims, litigation, and administrative proceedings;

•	public perception of the Company's business and reputation;

•	access to the capital and credit markets;

•	seasonality, pricing and other competitive industry factors; and

•	the promulgation and adoption of new accounting standards and interpretations, new government regulations and interpretation of existing regulations.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Consolidated Balance Sheets at September 30, 2015, and December 31, 2014, (ii)  the Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) the Consolidated Statement of Equity for the nine months ended September 30, 2015, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (vi) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

October 30, 2015	By: /s/ Joseph W. Dziedzic
Joseph W. Dziedzic
(Executive Vice President and
Chief Financial Officer)
(principal financial officer)