Form 10-K
period 2015-12-31
BRINKS CO
filed 2016-02-29
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Yes ☐                      No ☒
As of February 22, 2016, there were issued and outstanding 48,969,350 shares of common stock.  The aggregate market value of shares of common stock held by non-affiliates as of June 30, 2015, was $1,431,587,475.
Documents incorporated by reference:  Part III incorporates information by reference from portions of the Registrant’s definitive 2016 Proxy Statement to be filed pursuant to Regulation 14A.

THE BRINK’S COMPANY
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

PART I
ITEM 1.  BUSINESS

Overview
The Brink’s Company is a premier provider of secure logistics and security solutions including cash-in-transit, ATM replenishment and maintenance, international transportation of valuables, cash management and payment services. Our customers include financial institutions, retailers, government agencies (including central banks), mints, jewelers and other commercial operations around the world.  Our global network serves customers in more than 100 countries. We have ownership interest in companies in 41 countries and agency relationships with companies in additional countries.  We employ approximately 59,900 people and our operations include approximately 1,100 facilities and 12,000 vehicles.

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

Brink’s operations are located throughout the world with 76% of our revenues earned outside the U.S. during 2015.  Brink’s Largest 5 Markets (U.S., France, Mexico, Brazil and Canada) represent 63% of consolidated revenues.  The following table presents a summary of revenues by segment in 2013, 2014 and 2015.

(In millions)	2015	% total	% change	2014	% total	% change	2013	% total

Revenues by segment:

Largest 5 Markets:
U.S.	$730.4	24	—	$727.8	20	3	$707.5	19
France	431.5	14	(17)	517.4	15	—	517.6	14
Mexico	333.0	11	(14)	388.2	11	(8)	423.9	11
Brazil	270.4	9	(26)	364.1	10	3	354.4	9
Canada	153.7	5	(14)	179.7	5	(6)	191.4	5
Largest 5 Markets	1,919.0	63	(12)	2,177.2	61	(1)	2,194.8	58

Latin America	369.9	12	(3)	380.6	11	(7)	407.1	11
EMEA	444.7	15	(20)	556.3	16	3	540.6	14
Asia	157.4	5	13	139.8	4	4	134.2	4
Global Markets	972.0	32	(10)	1,076.7	30	—	1,081.9	29

Payment Services	85.9	3	(11)	96.6	3	76	54.8	1

Total reportable segments	2,976.9	97	(11)	3,350.5	94	1	3,331.5	88

Other items not allocated to segments:
Venezuela operations	84.5	3	(60)	211.8	6	(53)	447.1	12

Total Revenues	$3,061.4	100	(14)	$3,562.3	100	(6)	$3,778.6	100

Amounts may not add due to rounding.

Geographic financial information related to revenues and long-lived assets is included in the consolidated financial statements on page 78.

Mission and Strategy

Our Mission and Goal

Our mission is to be the world’s most respected provider of secure logistics solutions.  Our goal is to increase shareholder value by achieving consistent growth in revenues, profits and cash flows.

Our Strategy

Our strategy has three pillars:

•	Expand offerings

•	Drive efficiency

•	Transform our culture

Expand our offerings - Transform from a transactional business model to a value-based secure supply chain management company.

We are working to expand our services across our customers’ entire cash and valuable supply chains and business processes.  Improving our customers’ supply-chain efficiency reduces total cost, improves our value-added pricing and generates opportunities for customers to outsource more services to Brink’s.

These opportunities include:

•	integrated armored transportation and money processing services

•	full-service management of entire ATM networks

•	CompuSafe® service (“intelligent safes”)

•	new market opportunities for Global Services

Drive efficiency - Implement "Lean" processes, right-size cost structure, and centralize support to deliver the most customer value while consuming fewer resources.

Improving operational efficiency is critical to enhancing our competitive position and pursuing future growth.  Our efforts include:

•	flattening organizational structures to enhance decision-making and reduce administrative expenses

•	centralizing support functions to reduce costs and enable country-level operating management to focus on customers and operations

•	improving route logistics with IT-based productivity tools

•	introducing new and retrofitted vehicles to accommodate one-person crews

•	leveraging global purchasing power to reduce costs for vehicles, equipment, maintenance, travel and other services.

Transform our culture - Demonstrate behaviors that reflect our values of Accountability, Customer Focus and Trust (“ACT”). Transform culture to drive strategy.

As part of our ongoing cultural transformation, we continue to promote ACT and endeavor to ensure that our employees demonstrate these values and related behaviors.  We are working to place leaders who consistently demonstrate ACT behaviors in our most critical roles.

Services
We design customized services to meet the cash and valuables supply chain needs of our customers.  We enter into contracts with our customers to establish pricing and other terms. Cash-in-Transit and ATM contracts usually cover an initial term of at least one year and in many cases one to three years, and generally remain in effect thereafter until canceled by either party.  Contracts for Cash Management Services are typically longer.  Following are descriptions of our service offerings:

Core Services (53% of total revenues in 2015)
Cash-in-transit and ATM Services are core services we provide to customers throughout the world. We charge customers per service performed or based on the value of goods transported.  Revenues are affected by the level of economic activity in various markets as well as the volume of business for specific customers.  Core services generated approximately $1.6 billion of revenues in 2015.

Cash-in-Transit Services – Serving customers since 1859, our success in Cash-in-Transit is driven by a combination of rigorous security practices, high-quality customer service, risk management and logistics expertise.  Cash-in-Transit Services generally include the secure transportation of:

•	cash between businesses and financial institutions, such as banks and credit unions

•	cash, securities and other valuables between commercial banks, central banks and investment banking and brokerage firms

•	new currency, coins, bullion and precious metals for central banks and other customers

ATM Services – We manage 93,000 ATMs worldwide.  We provide customers who own and operate ATMs a variety of service options.  Basic ATM management services include cash replenishment and first and second line maintenance.  We also provide comprehensive services for ATM management through our Brink's Integrated Managed Services (“Brink’s IMS”) offering, which includes cash replenishment, replenishment forecasting, cash optimization, ATM remote monitoring, service call dispatching, transaction processing, installation services, and first and second line maintenance.

High-Value Services (39% of total revenues in 2015)
Our Core Services, combined with our brand and global infrastructure, provide a broad platform from which we offer additional High-Value Services, which generated approximately $1.2 billion of revenues in 2015.

Global Services -  Brink’s Global Services ("BGS") is the leading global provider of secure transport of highly-valued commodities including diamonds, jewelry, precious metals, securities, currency, high-tech devices, electronics and pharmaceuticals.  Our specialized diamond and jewelry operations have offices in the world’s major diamond and jewelry centers. Serving customers in more than 100 countries, BGS provides secure transportation services including pick-up, packaging, customs clearance, secure vault storage and inventory management. BGS uses a combination of armored vehicles and secure air and sea transportation.

Cash Management Services - We offer a variety of Cash Management Services, depending on customers’ unique needs. These include:

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

Customers may have relatively simple requirements or they may need a more fully integrated approach to managing their supply chain of cash.  Brink’s offers logistical support from point-of-sale through transport, vaulting, bank deposit and related credit reporting.  We also offer a variety of advanced technology applications including online cash tracking, cash inventory management, check imaging for real-time deposit processing, and a variety of other web-based tools that enable banks and other customers to reduce costs while improving service to their customers. We believe the quality and scope of our money processing and information systems differentiate our Cash Management Services from competitive offerings.

Brink’s CompuSafe® Service.  Brink’s CompuSafe® service provides an integrated, closed-loop system for preventing theft and managing cash.  We market CompuSafe® services to a variety of cash-intensive customers including convenience stores, gas stations, restaurants, retail chains and entertainment venues.  Once the specialized safe is installed, the customer’s employees deposit currency into the safe’s cassettes, which can only be removed by Brink’s personnel.  Upon removal, the cassettes are securely transported to a vault for processing where contents are verified and transferred for deposit.  Our CompuSafe® service features currency-recognition and counterfeit-detection technology, multi-language touch screens and an electronic interface between the point-of-sale, back-office systems and external banks.  Our electronic reporting interface with external banks enables customers to receive same-day credit on their cash balances, even if the cash remains on the customer’s premises.

Virtual Vault.  Virtual Vault services combine Cash-in-Transit Services, Cash Management Services, vaulting and electronic reporting technologies to help banks expand into new markets while minimizing investment in vaults and branch facilities.  In addition to providing secure storage, we process deposits, provide check imaging and reconciliation services, perform currency inventory management, process ATM replenishment orders and electronically transmit banking transactions.

Payment Services – We provide convenient payment services, including bill payment processing, mobile phone top-up, and Brink’s Money™ prepaid cards.

Latin America.  Bill payment processing services include bill payment acceptance and processing services on behalf of utility companies and other billers.  Consumers can pay bills, top-up prepaid mobile phones and manage accounts at retail agent locations that we operate on behalf of utility companies, banks and a small number of leased payment locations.  This service is offered at over 33,000 locations in Brazil, Mexico, Colombia and Panama.

United States.  We offer Brink’s Money™ general purpose reloadable prepaid cards and payroll cards to consumers and employers. Our general purpose reloadable cards are sold to consumers through our direct-to-consumer marketing efforts while our payroll cards are sold to employers who use them to pay employees electronically.  Brink’s Money™ cards can be used at stores, restaurants, online retailers, and at ATMs worldwide. This product is targeted to the millions of unbanked and under-banked Americans looking for alternative financial products.

Commercial Security Systems – We provide commercial security system services in designated markets in Europe.  Our security system design and installation services include alarms, motion detectors, closed-circuit televisions, digital video recorders, and access control systems, including card and biometric readers, electronic locks, and turnstiles.  Monitoring services may also be provided after systems have been installed.

Other Security Services (8% of total revenues in 2015)
Guarding – We protect airports, offices, warehouses, stores, and public venues with or without electronic surveillance, access control, fire prevention and highly trained patrolling personnel.   Other security services generated approximately $0.2 billion of revenues in 2015.

We offer security and guarding services in France, Luxembourg, Greece, Germany and Brazil.  A portion of this business involves long-term contracts related primarily to security services at airports and embassies.  Generally, guarding contracts are for a one-year period, and the majority of contracts are extended.

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

We believe the primary factors in attracting and retaining customers are security expertise, service quality, and price.  Our competitive advantages include:

•	brand name recognition

•	reputation for a high level of service and security

•	risk management and logistics expertise

•	global infrastructure and customer base

•	proven operational excellence, and

•	high-quality insurance coverage and financial strength

Although we face competitive pricing pressure in many markets, we resist competing on price alone.  We believe our high levels of service, security expertise and value-added solutions differentiate us from competitors.

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

Service Mark and Patents
BRINKS is a registered service mark in the U.S. and certain foreign countries.  The BRINKS mark, name and related marks are of material significance to our business.  We own patents for safes and related services, including our integrated CompuSafe® service, which expire between 2016 and 2032.  These patents provide us with important advantages; however, we are not dependent on the existence of these patents.

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

Employee Relations
At December 31, 2015, our company had approximately 59,900 full-time and contract employees, including approximately 7,100 employees in the United States (of whom approximately 480 were classified as part-time employees) and approximately 52,800 employees outside the United States.  At December 31, 2015, Brink’s was a party to eleven collective bargaining agreements in North America with various local unions covering approximately 1,700 employees.  The agreements have various expiration dates from 2016 to 2019.  Outside of North America, approximately 62% of employees are represented by trade union organizations.  We believe our employee relations are satisfactory.

Business Divestitures
Below is a summary of the significant businesses we disposed in the last three years.  See note 18 to the consolidated financial statements for more information on these dispositions. The results of the operations below, which met the criteria for classification as discontinued operations as of or prior to December 31, 2014, have been excluded from continuing operations and are reported as discontinued operations for the current and prior periods.  The sales of the Russian cash management business and the Irish guarding operations in 2015 did not meet the criteria for classification as discontinued operations. Operating results for these two businesses are included in continuing operations for the current and prior periods. We continue to operate our Global Services business in most of these countries.

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

•	We sold ICD Limited and other affiliated subsidiaries in November 2013. ICD had operations in China and other locations in Asia. ICD designed and installed security systems for commercial customers.

•	In February 2015, we sold a small Mexican parcel delivery business which met the criteria for classification as a discontinued operation as of December 31, 2014.

Other divestitures not classified as discontinued operations:

•	We sold an Irish guarding operation in November 2015.

•
We sold our 70% ownership interest in a Russian cash management business in November 2015 and recognized a $5.9 million loss on the disposition. A significant part of the loss ($5.0 million) represented the reclassification of foreign currency translation adjustments from accumulated other comprehensive income (loss) into earnings.

•	We sold a noncontrolling interest in a CIT business based in Peru in 2014 for $60 million.

In February 2016, we decided to wind down the majority of our operations in the Republic of Ireland, which had revenues of approximately $15 million in 2015. We expect to recognize losses from operations and the disposition in the range of $20 million to $25 million in 2016. During 2016, as these expenses are incurred, we intend to exclude them from the non-GAAP results consistent with other dispositions. We will continue to provide international shipments to and from the Republic of Ireland through our Global Services business.

Reorganization and Restructuring
In the fourth quarter of 2014, we announced a reorganization and restructuring of Brink’s global organization (“2014 Reorganization and Restructuring”) to accelerate the execution of our strategy by reducing costs and providing for a more streamlined and centralized organization. As part of this program, we reduced our total workforce by approximately 1,700 positions. Severance costs of $21.8 million associated with these actions were recognized in 2014, with an additional $1.9 million in restructuring charges recognized in 2015. The restructuring saved annual direct costs of approximately $50 million in 2015 compared to 2014, excluding severance, lease termination and accelerated depreciation.

As part of the 2014 reorganization and restructuring we:

•
reorganized the majority of Brink’s country operations under two business units: Largest 5 Markets (including U.S., France, Mexico, Brazil and Canada), and Global Markets (country operations outside the Largest 5 Markets). Country operations typically provide Cash-in-Transit (“CIT”) Services, ATM Services, Cash Management Services and Global Services. These services are described on pages 3–4.  Reporting lines within these two business units are supplemented by a matrixed centralized management of the Global Services operations.

•	decided to maintain our centralized organization structure for the Payment Services business.

•
centralized the reporting structure of our support functions, including IT, HR, finance, legal, procurement, security and project management.  Under the new structure, these functional field employees now report to the global functional leaders instead of the country or regional leaders.

•	eliminated regional roles and structures in Europe, Middle East and Africa (“EMEA”) and Latin America.

As a result of the restructuring, we began to report financial results in the following nine operating segments:

•	Each of the five countries within Largest 5 Markets (U.S., France, Mexico, Brazil and Canada)

•	Each of the three regions within Global Markets (Latin America, EMEA and Asia)

•	Payment Services

Previously, our reportable segments were: Latin America, EMEA, North America and Asia Pacific.

Financial information related to our segments and amounts not allocated to segments is included in the consolidated financial statements on pages 75–79.

We initiated another global restructuring of our business in the third quarter of 2015 (“2015 Reorganization and Restructuring”), which included the recognition in 2015 of $11.6 million in costs related to employee severance, contract terminations and property impairment. The 2015 Reorganization and Restructuring is expected to reduce the global workforce by approximately 1,000 to 1,200 positions and is projected to result in $25 to $35 million in 2016 cost savings.

Executive Leadership and Board of Directors Restructuring
In January 2016, Brink’s entered into an agreement (the "Starboard Agreement") with Starboard Value LP and its affiliates ("Starboard") and announced that the Chief Executive Officer, Thomas C. Schievelbein, would step down no later than the 2016 annual meeting of shareholders and that two of the Company’s directors (including the Company’s independent lead director) had retired from the Board. Pursuant to the Starboard Agreement, among other things, the Board appointed three new independent directors and delegated the responsibility to oversee the search for a new Chief Executive Officer to the Board’s Corporate Governance and Nominating Committee.

In the fourth quarter of 2015, we recognized $1.8 million in costs related to the Executive Leadership and Board of Directors restructuring. The majority of these charges will be paid in cash in 2016.

We expect to recognize an additional $5 to $10 million in costs in 2016 related to the 2015 Reorganization and Restructuring and the Executive Leadership and Board of Directors Restructuring.

Other Important Events and Transactions in 2015
In addition to the reorganization and restructuring, the following key events and transactions occurred in 2015.

Impairment of Long-lived Assets in Venezuela
During the second quarter, Brink's elected to evaluate and pursue strategic options for the Venezuelan business. Our consideration of these options, which is ongoing, required us to perform an impairment review of the carrying values of our Venezuelan long-lived assets. As a result, we recognized a $35.3 million impairment charge in 2015. The carrying value of the long-lived assets of our Venezuelan operations was $6.4 million at December 31, 2015.  We have not reclassified any of the approximately $113 million of accumulated other comprehensive losses attributable to Brink’s shareholders related to our operations in Venezuela into earnings.

Argentina
We use the official exchange rate to translate the Brink's Argentina balance sheet and income statement.  During 2015, the official exchange rate ranged from 8.5 to 9.8 local pesos to the U.S. dollar until December 17, 2015 when the currency was devalued. At December 31, 2015, the official exchange rate was 12.9 local pesos to the U.S. dollar.

The government in Argentina had periodically imposed limits on the exchange of local pesos into U.S. dollars. As a result, we elected to repatriate cash from Argentina using different means to convert Argentine pesos into U.S. dollars. Conversions prior to the December 17, 2015 devaluation had settled at rates approximately 30% to 40% less favorable than the rates at which we translated the financial statements of our subsidiary in Argentina. After the currency was devalued, we completed a conversion transaction at a rate approximately 10% less favorable than the newly devalued rate.

Available Information and Corporate Governance Documents
The following items are available free of charge on our website (www.brinks.com) as soon as reasonably possible after filing or furnishing them with the Securities and Exchange Commission (the “SEC”):

•	Annual reports on Form 10-K

•	Quarterly reports on Form 10-Q

•	Current reports on Form 8-K, and amendments to those reports

The following documents are also available free of charge on our website:

•	Corporate Governance Policies

•	Code of Ethics

•	The charters of the following committees of our Board of Directors (the “Board”): Audit and Ethics, Compensation and Benefits, Corporate Governance and Nominating, and Finance and Strategy

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

We currently serve customers in more than 100 countries, including 41 countries where we operate subsidiaries.  Seventy-six percent (76%) of our revenues in 2015 came from operations outside the U.S.  We expect revenues outside the U.S. to continue to represent a significant portion of total revenues.  Business operations outside the U.S. are subject to political, economic and other risks inherent in operating in foreign countries, such as:

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

We have launched a number of initiatives, including the 2015 reorganization and restructuring and the 2014 reorganization and restructuring described on page 6, to improve efficiencies and reduce operating costs.  Although we have achieved annual cost savings associated with these initiatives, we may be unable to sustain the cost savings that we have achieved.  In addition, if we are unable to achieve, or have any unexpected delays in achieving additional cost savings, our results of operations and cash flow may be adversely affected.  Even if we meet our goals as a result of these initiatives, we may not receive the expected financial benefits of these initiatives.

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

Deferred tax assets are future tax deductions that result primarily from the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes.  At December 31, 2015, we have $273 million of U.S. deferred tax assets, net of valuation allowances, primarily related to our retirement plan obligations.  These future tax deductions may not be realized if tax rules change or if projected future taxable income is insufficient.  Consequently, not realizing our U.S. deferred tax assets may significantly and materially affect our financial condition, results of operations and cash flows.

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

We have substantial pension and retiree medical obligations, a portion of which have been funded.  The amount of these obligations is significantly affected by factors that are not in our control, including interest rates used to determine the present value of future payment streams, investment returns, medical inflation rates, participation rates and changes in laws and regulations.  The funded status of the primary U.S. pension plan was approximately 86% as of December 31, 2015.  Based on actuarial assumptions at the end of 2015, we do not expect to make any contributions until 2020.  A change in assumptions could result in funding obligations that could adversely affect our liquidity and our ability to use our resources to make acquisitions and to otherwise grow our business.

We have $716 million of actuarial losses recorded in accumulated other comprehensive income (loss) at the end of 2015.  These losses relate to changes in actuarial assumptions that have increased the net liability for benefit plans.  These losses have not been recognized in earnings.  These losses will be recognized in earnings in future periods to the extent they are not offset by future actuarial gains.  Our projections of future cash requirements and expenses for these plans could be adversely affected if our retirement plans have additional actuarial losses.

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

We operate in regulated industries.

Our U.S. operations are subject to regulation by the U.S. Department of Transportation with respect to safety of operations and equipment and financial responsibility.  Intrastate operations in the U.S. are subject to regulation by state regulatory authorities and interprovincial operations in Canada are subject to regulation by Canadian and provincial regulatory authorities.  Our other international operations are regulated to varying degrees by the countries in which we operate.  Many countries have permit requirements for security services and prohibit foreign companies from providing different types of security services.

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

Our ability to obtain adequate and cost-effective financing depends on our credit quality as well as the liquidity of financial markets.  A negative change in our ratings outlook or any downgrade in our credit ratings by the rating agencies could adversely affect our cost and/or access to sources of liquidity and capital. Additionally, such a downgrade could increase the costs of borrowing under available credit lines.  Disruptions in the capital and credit markets could adversely affect our ability to access short-term and long-term capital.  Our access to funds under current credit facilities is dependent on the ability of the participating banks to meet their funding commitments.  Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity.  Longer disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, or failures of significant financial institutions could adversely affect our access to capital needed for our business.

We are subject to covenants for our credit facilities, our unsecured notes and our unsecured term loan.

Our credit facilities as well as our unsecured notes and our unsecured term loan are subject to financial covenants, including a limit on the ratio of debt to earnings before interest, taxes, depreciation, and amortization, limits on the ability to pledge assets, limits on the total amount of indebtedness we can incur, limits on the use of proceeds of asset sales and minimum coverage of interest costs.  Although we believe none of these covenants are presently restrictive to operations, the ability to meet the financial covenants can be affected by changes in our results of operations or financial condition.  We cannot provide assurance that we will meet these covenants.  A breach of any of these covenants could result in a default under existing credit facilities.  Upon the occurrence of an event of default under any of our credit facilities, the lenders could cause amounts outstanding to be immediately payable and terminate all commitments to extend further credit.  The occurrence of these events would have a significant effect on our liquidity and cash flows.

Our effective income tax rate could change.

We operate subsidiaries in 41 countries, all of which have different income tax laws and associated income tax rates.  Our effective income tax rate can be significantly affected by changes in the mix of pretax earnings by country and the related income tax rates in those countries.  In addition, our effective income tax rate is significantly affected by the ability to realize deferred tax assets, including those associated with net operating losses.  Changes in income tax laws, income apportionment, or estimates of the ability to realize deferred tax assets, could significantly affect our effective income tax rate, financial position and results of operations.  We are subject to the regular examination of our income tax returns by various tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these examinations will not have a material adverse effect on our business.

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

Forward-Looking Statements
This document contains both historical and forward-looking information.  Words such as “anticipates,” “assumes,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “potential,” “believes,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, statements regarding future performance of The Brink’s Company and its global operations, including: execution of our business strategy; anticipated savings from reorganization and restructuring activities; expected losses from dispositions; 2016 revenue, organic revenue growth, currency impact on revenue, operating profit margin (including the U.S. and Mexico), income from continuing operations, non-operating income or expense, capital expenditures, capital leases and depreciation and amortization, and earnings per share; the repatriation of cash from our Venezuelan operations; the anticipated financial effect of pending litigation; the realization of deferred tax assets; our anticipated effective tax rate for 2016 and our tax position; the reinvestment of earnings on operations outside the United States; net income (loss) attributable to noncontrolling interests, the ability to meet liquidity needs; expenses and payouts for the U.S. retirement plans and the non-U.S. pension plans and the expected long-term rate of return and funded status of the primary U.S. pension plan; compensation cost related to certain equity awards; expected liability for and future contributions to the UMWA plans, liability for black lung obligations; the projected impact of future excise tax on the UMWA plans, our ability to obtain U.S. dollars to operate our business in Venezuela and the impact of future events or actions on the carrying value of long-lived assets in Venezuela and the reclassification of accumulated other comprehensive losses related to our Venezuela operations into earnings; the performance of counterparties to hedging agreements; the recognition of unrecognized tax positions; and expected future payments under contractual obligations.  Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which are difficult to quantify and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

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

The following table discloses leased and owned facilities and vehicles for Brink’s most significant operations as of December 31, 2015.

	Facilities			Vehicles
	Leased	Owned	Total	Leased	Owned	Total

Largest 5 Markets
U.S.	118	26	144	2,021	153	2,174
France	83	33	116	827	566	1,393
Mexico	163	64	227	91	2,235	2,326
Brazil	63	3	66	417	792	1,209
Canada	37	15	52	478	11	489
Global Markets
Latin America	115	27	142	—	1,230	1,230
EMEA	117	3	120	459	930	1,389
Asia	143	—	143	5	672	677
Payment Services	38	—	38	85	7	92
Corporate Items	6	—	6	—	—	—
Venezuela	46	29	75	—	1,053	1,053
Total	929	200	1,129	4,383	7,649	12,032

As of December 31, 2015, we had approximately 21,300 units for our CompuSafe® service installed worldwide, of which approximately 15,900 units were located in the U.S.

ITEM 3.  LEGAL PROCEEDINGS

For a discussion of legal proceedings, see note 22 to the consolidated financial statements, “Other Commitments and Contingencies,” in Part II, Item 8 of this 10-K.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant

The following is a list as of February 29, 2016, of the names and ages of the executive officers of The Company indicating the principal positions and offices held by each.  There are no family relationships among any of the officers named.

Name	Age	Positions and Offices Held	Held Since

Thomas C. Schievelbein	62	Chairman, President and Chief Executive Officer	2012
Joseph W. Dziedzic	47	Executive Vice President and Chief Financial Officer	2009
Michael F. Beech	54	Executive Vice President, Strategy and Focus Markets	2014
McAlister C. Marshall, II	46	Vice President and General Counsel	2008
Holly R. Tyson	44	Vice President and Chief Human Resources Officer	2012
Amit Zukerman	44	Executive Vice President, Global Operations	2014

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

Mr. Beech was appointed Executive Vice President, Strategy and Focus Markets of the Company in December 2014.  He served as President, Europe, Middle East and Africa for the Company’s operating subsidiary, Brink’s, Incorporated, from 2011 to December 2014, as President, Asia Pacific from 2011 to 2012 and as Vice President, Global Security from 2009 to 2011.

Mr. Marshall was appointed Vice President and General Counsel of the Company in September 2008.  He also previously held the office of Secretary from June 2012 to November 2013.

Ms. Tyson was appointed Vice President and Chief Human Resources Officer of the Company in September 2012.  Before joining the Company, Ms. Tyson was with Bristol-Myers Squibb Company, a global biopharmaceutical company, where she was Vice President U.S. Pharmaceuticals Human Resources from 2010 to 2012 and Executive Director World Wide Pharmaceuticals Talent & U.S. Pharmaceutical Sales Learning from 2009 to 2010.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the symbol “BCO.”  As of February 22, 2016, there were 1,472 shareholders of record of common stock.

The dividends declared and the high and low prices of our common stock for each full quarterly period within the last two years are as follows:

	2015 Quarters				2014 Quarters
	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Dividends declared per common share	$0.1000	0.1000	0.1000	0.1000	$0.1000	0.1000	0.1000	0.1000
Stock prices:
High	$28.98	33.62	31.76	33.37	$35.73	30.56	28.80	24.71
Low	22.24	25.99	25.80	26.87	27.59	24.25	23.85	19.15

See note 17 to the consolidated financial statements for a description of limitations of our ability to pay dividends in the future.

The following graph compares the cumulative 5-year total return provided to shareholders of The Brink’s Company’s common stock compared to the cumulative total returns of the Russell 2000 Index as well as the S&P SmallCap 600 Index and the S&P 600 Commercial & Professional Services Index.  The graph tracks the performance of a $100 investment in our common stock and in each index from December 31, 2010, through December 31, 2015.  The performance of The Brink’s Company’s common stock assumes that the shareholder reinvested all dividends received during the period.

*100 invested on 12/31/10 in stock or index, including reinvestment of dividends
Fiscal Year ending December 31.

Source: Zacks Investment Research, Inc.

Comparison of Five-Year Cumulative Total Return(a)

	Years Ended December 31,
	2010	2011	2012	2013	2014	2015

The Brink's Company	$100.00	101.45	109.39	132.72	96.34	115.51
Russell 2000 Index	100.00	95.82	111.49	154.78	162.35	155.18
S&P SmallCap 600 Index	100.00	101.02	117.51	166.05	175.61	172.15
S&P 600 Commercial & Professional Services Index	100.00	89.37	112.95	166.87	165.32	167.46

(a)
For the line designated as “The Brink’s Company” the graph depicts the cumulative return on $100 invested in The Brink’s Company’s common stock at December 31, 2010.  The cumulative return for each index is measured on an annual basis for the periods from December 31, 2010, through December 31, 2015, with the value of each index set to $100 on December 31, 2010.  Total return assumes reinvestment of dividends. In 2015, we changed the indices we provide as comparisons to the stock performance of Brink’s common stock because the Russell 3000 Commercial Services Index was discontinued during 2015. We chose the S&P SmallCap 600 Index and the S&P 600 Commercial & Professional Services Index as appropriate comparisons. We believe that these indices broadly measure the performance of small-cap companies in the United States market and for a smaller subset of small-cap companies in the commercial services industry, respectively.

ITEM 6. SELECTED FINANCIAL DATA

Five Years in Review

GAAP Basis
(In millions, except for per share amounts)	2015	2014	2013	2012	2011

Revenues	$3,061.4	3,562.3	3,778.6	3,577.6	3,515.4
Operating profit (loss)	56.6	(27.5)	163.2	162.2	199.7

Income (loss) attributable to Brink’s
Continuing operations	$(9.1)	(54.8)	66.0	102.3	98.7
Discontinued operations	(2.8)	(29.1)	(9.2)	(13.4)	(24.2)
Net income (loss) attributable to Brink’s	$(11.9)	(83.9)	56.8	88.9	74.5

Financial Position
Property and equipment, net	$549.0	669.5	758.7	793.8	749.2
Total assets	1,946.7	2,192.0	2,497.4	2,553.1	2,405.3
Long-term debt, less current maturities	358.1	373.1	329.9	334.8	334.4
Brink’s shareholders’ equity	317.9	434.0	693.9	501.8	408.0

Supplemental Information
Depreciation and amortization	$139.9	161.9	165.8	148.4	140.0
Capital expenditures	101.1	136.1	172.9	170.9	176.0

Earnings (loss) per share attributable to Brink’s common shareholders
Basic:
Continuing operations	$(0.19)	(1.12)	1.36	2.12	2.06
Discontinued operations	(0.06)	(0.59)	(0.19)	(0.28)	(0.51)
Net income (loss)	(0.24)	(1.71)	1.17	1.84	1.56

Diluted:
Continuing operations	$(0.19)	(1.12)	1.35	2.11	2.05
Discontinued operations	(0.06)	(0.59)	(0.19)	(0.28)	(0.50)
Net income (loss)	(0.24)	(1.71)	1.16	1.83	1.55
Cash dividends	$0.40	0.40	0.40	0.40	0.40

Weighted-average Shares
Basic	49.3	49.0	48.7	48.4	47.8
Diluted	49.3	49.0	49.0	48.6	48.1

Non-GAAP Basis*
(In millions, except for per share amounts)	2015	2014	2013	2012	2011

Non-GAAP revenues	$2,976.9	3,350.5	3,331.5	3,235.0	3,246.2
Non-GAAP operating profit	156.8	124.2	147.0	166.7	165.0

Amounts attributable to Brink’s
Non-GAAP income from continuing operations	$84.2	49.4	61.1	78.1	81.0
Non-GAAP diluted EPS – continuing operations	$1.69	1.01	1.25	1.61	1.68

*Reconciliations to GAAP results are found beginning on page 37.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE BRINK’S COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2015

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

* We consider these to be High-Value Services as described in more detail on page 3.

We have nine operating segments:

•	Each of the five countries within Largest 5 Markets (U.S., France, Mexico, Brazil and Canada)

•	Each of the three regions within Global Markets (Latin America, EMEA and Asia)

•	Payment Services

We believe that Brink’s has significant competitive advantages including:

•	track record of refining our business portfolio to deliver shareholder value

•	medium-term growth drivers from high-value services

•	global footprint in a world with increasing security needs

•	brand name recognition

•	reputation for a high level of service and security

•	risk management and logistics expertise

•	value-based solutions expertise

•	proven operational excellence

•	high-quality insurance coverage and general financial strength

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

RESULTS OF OPERATIONS
Analysis of Results: 2015 versus 2014

Consolidated Results

Non-GAAP Financial Measures  Non-GAAP results discussed in this filing are financial measures that are not required by or presented in accordance with U.S. generally accepted accounting principles (“GAAP”). We provide an analysis of our operations below on a GAAP and non-GAAP basis.  The purpose of the non-GAAP information is to report our operating profit, income from continuing operations and earnings per share without certain income and expense items. The non-GAAP information is used by management to evaluate the performance of our business. Additionally, the non-GAAP financial measures are intended to provide information to assist comparability and estimates of future performance.  The non-GAAP adjustments used to reconcile our GAAP results are described in detail on page 37.

Definition of Organic Growth Organic growth represents the change in revenues or operating profit between the current and prior period, excluding the effect of:  acquisitions and dispositions, changes in currency exchange rates (as described on page 24) and the accounting effects of reporting Venezuela under highly inflationary accounting.

Years Ended December 31,	2015	2014	% Change
(In millions, except for per share amounts)

GAAP
Revenues	$3,061.4	3,562.3	(14)
Cost of revenues	2,471.6	2,948.2	(16)
Selling, general and administrative expenses	463.8	560.6	(17)
Operating profit (loss)	56.6	(27.5)	fav
Income (loss) from continuing operations(a)	(9.1)	(54.8)	(83)
Diluted EPS from continuing operations(a)	$(0.19)	(1.12)	(83)

Non-GAAP(b)
Non-GAAP revenues	$2,976.9	3,350.5	(11)
Non-GAAP operating profit	156.8	124.2	26
Non-GAAP income from continuing operations(a)	84.2	49.4	70
Non-GAAP diluted EPS from continuing operations(a)	$1.69	1.01	67

(a)	Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.

(b)	Non-GAAP results are reconciled to the applicable GAAP results on pages 37–38.

Analysis of Consolidated Results: 2015 versus 2014 (GAAP basis)
Consolidated Revenues Revenues decreased $500.9 million or 14% due to unfavorable changes in currency exchange rates ($891.3 million) and an organic decrease in EMEA ($38.0 million), partially offset by organic growth in Venezuela ($296.8 million), Latin America ($58.4 million), Payment Services ($18.9 million), Asia ($18.3 million), Brazil ($17.7 million) and Mexico ($8.5 million).  A significant portion of the reduction in revenues from currency exchange rates relates to a devaluation of the Venezuelan bolivar in February 2015.  The U.S. dollar also strengthened against the euro, Brazilian real, Mexican peso and most currencies in Latin America.  Revenues increased 11% on an organic basis due mainly to higher average selling prices in Venezuela and Latin America (including the effects of inflation, which results in pricing adjustments in certain countries).

Consolidated Costs and Expenses Cost of revenues decreased 16% to $2,471.6 million as higher labor costs from inflation-based wage increases were more than offset by changes in currency rates, including devaluation in Venezuela, lower U.S. retirement costs ($31.2 million) and cost cutting initiatives.  Selling, general and administrative costs decreased 17% to $463.8 million due primarily to changes in currency exchange rates, including devaluation in Venezuela, lower U.S. retirement costs ($15.3 million) and cost cutting initiatives.

Consolidated Operating Profit (Loss) Operating profit improved from a loss of $27.5 million to a profit of $56.6 million due mainly to:

•
lower remeasurement loss of net monetary assets ($103.5 million) as a result of the devaluation of the Venezuelan currency (a $121.6 million charge in 2014 compared to an $18.1 million charge in 2015),

•	lower retirement benefit cost ($46.5 million)

•	organic profit improvement in Latin America ($38.5 million), Venezuela ($36.0 million), Mexico ($19.1 million), and Asia (6.0 million), and

•	lower corporate expenses ($39.4 million) on an organic basis due to lower security costs and other cost reductions.
The positive impact of these factors was partially offset by:

•	unfavorable currency impact due to changes in exchange rates ($100.4 million), including devaluation in Venezuela,

•	a $44.3 million gain on sale of our minority interest in a CIT business in Peru in 2014,

•	impairment charges in Venezuela ($35.3 million), and

•	organic profit decreases in EMEA ($13.6 million) and the U.S. ($7.7 million).

Consolidated Income (Loss) from Continuing Operations Attributable to Brink’s and Related Per Share Amounts Loss from continuing operations attributable to Brink’s shareholders in 2015 improved $45.7 million to a loss of $9.1 million primarily due to the operating profit increase mentioned above and lower interest expense ($4.5 million), partially offset by higher income tax expense ($29.8 million) and a lower loss attributable to noncontrolling interests ($14.6 million).  Earnings per share from continuing operations was negative $0.19, an improvement from negative $1.12 in 2014.

Analysis of Consolidated Results: 2015 versus 2014 (Non-GAAP basis)
Non-GAAP Consolidated Revenues Non-GAAP revenues decreased $373.6 million or 11% due to unfavorable changes in currency exchange rates ($467.2 million) and an organic decrease in EMEA ($38.0 million), partially offset by organic growth in Latin America ($58.4 million), Payment Services ($18.9 million), Asia ($18.3 million), Brazil ($17.7 million) and Mexico ($8.5 million).  The reduction in non-GAAP revenues from currency exchange rates relates to a strengthening of the U.S. dollar against the euro, Brazilian real and Mexican peso and most currencies in Latin America. Non-GAAP revenues increased 3% on an organic basis due mainly to higher average selling prices in Latin America (including the effects of inflation and related pricing adjustments).

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit increased $32.6 million in 2015 due mainly to:

•	organic profit improvement in Latin America ($38.5 million), Mexico ($19.1 million) and Asia ($6.0 million), and

•	lower corporate expenses ($39.4 million) on an organic basis due to lower security costs and other cost reductions.
The positive impact of these factors were partially offset by:

•	the negative impact of changes in currency exchange rates ($50.4 million) and

•	organic profit decreases in EMEA ($13.6 million) and the U.S. ($7.7 million).

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts Non-GAAP income from continuing operations attributable to Brink’s shareholders in 2015 increased $34.8 million primarily due to the non-GAAP operating profit increase mentioned above and lower interest expense ($4.4 million), partially offset by the corresponding higher non-GAAP tax expense ($5.4 million).  Non-GAAP earnings per share from continuing operations was $1.69, an improvement from $1.01 in 2014.

Outlook

Outlook for 2016

Organic revenue growth rate in 2016, compared to 2015 Non-GAAP results, is expected to be approximately 5% or $150 million. Our estimate of the negative impact of changes in currency exchange rates on revenues is approximately 9% or $277 million.  Operating profit margin on a Non-GAAP basis is expected to be in the range of 6.7% to 7.4%. Operating profit margin in the U.S. is expected to be 4% - 5%. Operating profit margin in Mexico is expected to be about 10%.

	2015 GAAP	2015 Non-GAAP(a)	2016 Non-GAAP Outlook(a)	% Change
Revenues	$3,061	2,977	2,850
Operating profit (loss)	57	157	190 – 210
Nonoperating income (expense)	(16)	(15)	(16)
Provision for income taxes	(67)	(52)	(68) – (76)
Loss (income) from noncontrolling interests	16	(5)	(5) – (7)
Income (loss) from continuing operations attributable to Brink's	(9)	84	101 – 111
EPS from continuing operations attributable to Brink's	$(0.19)	1.69	2.00 – 2.20

Key Metrics
Revenues Change
Organic			150	5%
Currency			(277)	(9%)
Total			(127)	(4%)

Operating profit margin	1.8%	5.3%	6.7% – 7.4%

Effective income tax rate	161.8%	37.0%	39.0%

Fixed assets acquired
Capital expenditures(b)	$101	97	100 – 110
Capital leases(c)	19	19	20
Total	$120	116	120 – 130

Depreciation and amortization of fixed assets(b)	$136	132	120 – 130

Amounts may not add due to rounding.

(a)	See pages 37 and 38 for information about reconciliations to GAAP.

(b)
2015 non-GAAP amounts exclude Venezuela capital expenditures of $4.3 million and Venezuela depreciation and amortization of fixed assets of $3.9 million. Depreciation and amortization of fixed assets does not include intangible asset amortization.

(c)	Includes capital leases for newly acquired assets only.

Revenues and Operating Profit by Segment: 2015 versus 2014

		Organic	Acquisitions /			% Change
(In millions)	2014	Change	Dispositions(a)	Currency(b)	2015	Total	Organic
Revenues:
U.S.	$727.8	2.6	—	—	730.4	—	—
France	517.4	(0.3)	—	(85.6)	431.5	(17)	—
Mexico	388.2	8.5	—	(63.7)	333.0	(14)	2
Brazil	364.1	17.7	—	(111.4)	270.4	(26)	5
Canada	179.7	(1.6)	—	(24.4)	153.7	(14)	(1)
Largest 5 Markets	2,177.2	26.9	—	(285.1)	1,919.0	(12)	1
Latin America	380.6	58.4	—	(69.1)	369.9	(3)	15
EMEA	556.3	(38.0)	—	(73.6)	444.7	(20)	(7)
Asia	139.8	18.3	9.1	(9.8)	157.4	13	13
Global Markets	1,076.7	38.7	9.1	(152.5)	972.0	(10)	4
Payment Services	96.6	18.9	—	(29.6)	85.9	(11)	20
Revenues - non-GAAP	3,350.5	84.5	9.1	(467.2)	2,976.9	(11)	3

Other items not allocated to segments(d)	211.8	296.8	—	(424.1)	84.5	(60)	fav
Revenues - GAAP	$3,562.3	$381.3	9.1	(891.3)	3,061.4	(14)	11

Operating profit:
U.S.	$22.8	(7.7)	—	—	15.1	(34)	(34)
France	39.4	1.9	—	(6.6)	34.7	(12)	5
Mexico	9.6	19.1	—	(4.5)	24.2	fav	fav
Brazil	34.2	0.1	—	(10.5)	23.8	(30)	—
Canada	12.8	(0.3)	—	(1.8)	10.7	(16)	(2)
Largest 5 Markets	118.8	13.1	—	(23.4)	108.5	(9)	11
Latin America	50.4	38.5	—	(12.6)	76.3	51	76
EMEA	52.5	(13.6)	—	(3.2)	35.7	(32)	(26)
Asia	23.1	6.0	1.0	(1.4)	28.7	24	26
Global Markets	126.0	30.9	1.0	(17.2)	140.7	12	25
Payment Services	(4.9)	(1.4)	—	(0.9)	(7.2)	47	29
Corporate expenses(c)	(115.7)	39.4	—	(8.9)	(85.2)	(26)	(34)
Operating profit - non-GAAP	124.2	82.0	1.0	(50.4)	156.8	26	66

Other items not allocated to segments(d)	(151.7)	53.4	(55.4)	53.5	(100.2)	(34)	(35)
Operating profit (loss) - GAAP	$(27.5)	135.4	(54.4)	3.1	56.6	fav	fav

Amounts may not add due to rounding.

(a)
Includes operating results and gains/losses on acquisitions, sales and exits of businesses.  The 2014 divestiture of an equity interest in a business in Peru is included in “Other items not allocated to segments”.

(b)
The amounts in the “Currency” column consist of the amortization of Venezuela non-monetary assets not devalued under highly inflationary accounting rules and the sum of monthly currency changes. Monthly currency changes represent the accumulation throughout the year of the impact on current period results of changes in foreign currency rates from the prior year period.

(c)	Corporate items are not allocated to segment results. Corporate items include salaries and other costs to manage the global business.

(d)	See pages 30–31 for more information.

Analysis of Segment Results: 2015 versus 2014

Largest 5 Markets

U.S. Revenues increased ($2.6 million ) due to organic revenue growth as a result of volume increases.  Operating profit decreased 34% ($7.7 million) due to higher labor and security costs associated with challenges managing volume increases while reducing headcount, partially offset by the impact of cost cutting and productivity initiatives and lower health care costs.

France  Revenues decreased 17% ($85.9 million) due to unfavorable currency impact ($85.6 million).  Revenues were flat organically due to volume and pricing pressure. Operating profit decreased 12% ($4.7 million) due to unfavorable currency ($6.6 million), partially offset by the impact of cost cutting initiatives and the inclusion in last year's results of several large unfavorable settlements that did not repeat.

Mexico  Revenues decreased 14% ($55.2 million) due to unfavorable currency impact ($63.7 million), partially offset by 2% organic growth ($8.5 million) from higher volumes.  Operating profit increased significantly ($14.6 million) due to a change in employee benefit structure, lower security losses and the impact of cost cutting and productivity initiatives.

Brazil  Revenues decreased 26% ($93.7 million) primarily due to the negative impact of currency exchange rates ($111.4 million), partially offset by 5% organic growth ($17.7 million) from price increases.  Operating profit decreased 30% ($10.4 million) driven by unfavorable currency ($10.5 million) and flat profits on an organic basis, resulting from low volume growth, slower price growth and higher costs. partially offset by the positive impact of cost cutting initiatives.

Canada  Revenues decreased 14% ($26.0 million) primarily due to the negative impact of currency exchange rates ($24.4 million).  Operating profit decreased 16% ($2.1 million) driven by unfavorable currency impact ($1.8 million) and higher pension costs from a lower discount rate, partially offset by the positive impact of cost cutting initiatives.

Global Markets

Latin America  Revenues decreased 3% ($10.7 million) as the negative impact of currency exchange rates ($69.1 million) was offset by organic growth of 15% ($58.4 million) driven by inflation-based revenue increases in Argentina.  Operating profit increased 51% ($25.9 million) driven by higher organic results in Argentina and Chile and the positive impact of cost cutting initiatives throughout the region, partially offset by lower organic results in Colombia and unfavorable currency impact ($12.6 million). Argentina accounted for over half of Latin America’s profit in 2015.

EMEA  Revenues decreased 20% ($111.6 million) primarily due to unfavorable currency ($73.6 million).  Revenue decreased 7% ($38.0 million) on an organic basis as lower revenue in Germany, Greece and Ireland was partially offset by growth in Israel, Turkey, Luxembourg and Switzerland. Operating profit decreased 32% ($16.8 million) due to lower profits in Ireland and Germany, as well as unfavorable currency ($3.2 million), partially offset by the positive impact of cost cutting initiatives.

Asia  Revenues increased 13% ($17.6 million) due to organic growth across the region.  Operating profit increased 24% ($5.6 million) primarily due to the revenue growth.

Payment Services

Payment Services  Revenues decreased 11% ($10.7 million) as negative currency ($29.6 million) was partially offset by 20% organic growth ($18.9 million).  Operating profit decreased $2.3 million, driven by unfavorable currency ($0.9 million) and marketing expenditures to increase cardholders in the U.S. Payments business.

Analysis of Results: 2014 versus 2013

Consolidated Results

Years Ended December 31,	2014	2013	% Change
(In millions, except for per share amounts)

GAAP
Revenues	$3,562.3	3,778.6	(6)
Cost of revenues	2,948.2	3,059.2	(4)
Selling, general and administrative expenses	560.6	546.8	3
Operating profit (loss)	(27.5)	163.2	unfav
Income (loss) from continuing operations(a)	(54.8)	66.0	unfav
Diluted EPS from continuing operations(a)	$(1.12)	1.35	unfav

Non-GAAP(b)
Non-GAAP revenues	$3,350.5	3,331.5	1
Non-GAAP operating profit	124.2	147.0	(16)
Non-GAAP income from continuing operations(a)	49.4	61.1	(19)
Non-GAAP diluted EPS from continuing operations(a)	$1.01	1.25	(19)

(a)	Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.

(b)	Non-GAAP results are reconciled to the applicable GAAP results on pages 37–38.

Analysis of Consolidated Results: 2014 versus 2013 (GAAP basis)
Consolidated Revenues Revenues decreased $216.3 million or 6% due to unfavorable changes in currency exchange rates ($740.3 million), partially offset by organic growth in Venezuela ($346.3 million), Latin America ($50.5 million), Payment Services ($49.4 million), Brazil ($43.2 million), EMEA ($22.9 million) and the U.S. ($20.3 million).  A significant portion of the reduction in revenues from currency exchange rates relates to an 88% devaluation of the Venezuelan bolivar in March 2014.  The U.S. dollar also strengthened in the second half of 2014 against the euro and most currencies in Latin America, including the Brazilian real and Mexican peso.  Revenues increased 14% on an organic basis due mainly to higher average selling prices (including the effects of inflation in several Latin American countries).  See page 21 for our definition of “organic.”

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

Consolidated Operating Profit (Loss) Operating profit decreased $190.7 million to a loss of $27.5 million due mainly to:

•
the negative impact of changes in currency exchange rates ($206.6 million), including a $121.6 million charge related to the remeasurement of net monetary assets as a result of the 88% devaluation of Venezuela currency (compared to a $13.4 million charge for a 16% devaluation in 2013) and lower translated U.S. dollar operating profit in Venezuela due to the 2014 devaluation,

•	costs associated with the 2014 restructuring plan ($21.8 million),

•	higher U.S. pension costs ($20.2 million) and

•	an organic profit decrease in Mexico ($16.6 million)
partially offset by the gain on sale of our noncontrolling equity interest in a CIT business in Peru ($44.3 million) and organic profit improvement in Venezuela ($21.3 million), the U.S. ($10.0 million), Latin America ($7.2 million) and EMEA ($6.6 million).

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

Analysis of Consolidated Results: 2014 versus 2013 (Non-GAAP basis)
Non-GAAP Consolidated Revenues Non-GAAP revenues increased $19.0 million or 1% as organic growth in Latin America ($50.5 million), Payment Services ($49.4 million), Brazil ($43.2 million), EMEA ($22.9 million) and the U.S. ($20.3 million) was mostly offset by the negative impact of changes in currency exchange rates ($158.7 million). The U.S. dollar strengthened in the second half of 2014 against the euro and most currencies in Latin America, including the Brazilian real and Mexican peso.  Revenues increased 5% on an organic basis due mainly to higher average selling prices (including the effects of inflation in several Latin American countries).  See page 21 for our definition of “organic.”

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit decreased $22.8 million in 2014 primarily due to the negative impact of changes in currency exchange rates ($24.5 million) and an organic profit decrease in Mexico ($16.6 million), partially offset by organic growth in the U.S. ($10.0 million), and Latin America ($7.2 million) and EMEA ($6.6 million).

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts Non-GAAP income from continuing operations attributable to Brink’s shareholders in 2014 decreased 19% primarily due to the non-GAAP operating profit decrease mentioned above, partially offset by the corresponding lower tax expense ($7.2 million) and lower income attributable to noncontrolling interests ($2.4 million).  Non-GAAP earnings per share from continuing operations was $1.01, down from $1.25 in 2013.

Revenues and Operating Profit by Segment: 2014 versus 2013

		Organic	Acquisitions /			% Change
(In millions)	2013	Change	Dispositions(a)	Currency(b)	2014	Total	Organic
Revenues:
U.S.	$707.5	20.3	—	—	727.8	3	3
France	517.6	(0.1)	—	(0.1)	517.4	—	—
Mexico	423.9	(19.0)	—	(16.7)	388.2	(8)	(4)
Brazil	354.4	43.2	—	(33.5)	364.1	3	12
Canada	191.4	1.4	—	(13.1)	179.7	(6)	1
Largest 5 Markets	2,194.8	45.8	—	(63.4)	2,177.2	(1)	2
Latin America	407.1	50.5	—	(77.0)	380.6	(7)	12
EMEA	540.6	22.9	—	(7.2)	556.3	3	4
Asia	134.2	9.1	—	(3.5)	139.8	4	7
Global Markets	1,081.9	82.5	—	(87.7)	1,076.7	—	8
Payment Services	54.8	49.4	—	(7.6)	96.6	76	90
Revenues - non-GAAP	3,331.5	177.7	—	(158.7)	3,350.5	1	5

Other items not allocated to segments(d)	447.1	346.3	—	(581.6)	211.8	(53)	77
Revenues - GAAP	$3,778.6	$524.0	—	(740.3)	3,562.3	(6)	14

Operating profit:
U.S.	$12.8	10.0	—	—	22.8	78	78
France	44.5	(4.6)	—	(0.5)	39.4	(11)	(10)
Mexico	26.9	(16.6)	—	(0.7)	9.6	(64)	(62)
Brazil	41.1	(3.0)	—	(3.9)	34.2	(17)	(7)
Canada	10.5	3.3	—	(1.0)	12.8	22	31
Largest 5 Markets	135.8	(10.9)	—	(6.1)	118.8	(13)	(8)
Latin America	59.6	7.2	—	(16.4)	50.4	(15)	12
EMEA	47.0	6.6	—	(1.1)	52.5	12	14
Asia	21.0	2.4	—	(0.3)	23.1	10	11
Global Markets	127.6	16.2	—	(17.8)	126.0	(1)	13
Payment Services	1.0	(5.3)	—	(0.6)	(4.9)	unfav	unfav
Corporate expenses(c)	(117.4)	1.7	—	—	(115.7)	(1)	(1)
Operating profit - non-GAAP	147.0	1.7	—	(24.5)	124.2	(16)	1

Other items not allocated to segments(d)	16.2	(29.4)	43.6	(182.1)	(151.7)	unfav	unfav
Operating profit (loss) - GAAP	$163.2	(27.7)	43.6	(206.6)	(27.5)	unfav	(17)

Amounts may not add due to rounding.

See page 24 for footnotes.

Analysis of Segment Results: 2014 versus 2013

Largest 5 Markets

U.S. Revenues increased 3% ($20.3 million) due to organic revenue growth as a result of volume increases.  Operating profit increased 78% ($10.0 million) due to cost efficiency measures and changes to the structure of employee benefits.

France Revenues were flat overall as well as on an organic basis, driven by low growth in volumes offset by unfavorable pricing.  Operating profit decreased 11% ($5.1 million) due to higher costs, including investments to transform the business, several large unfavorable settlements, and the unfavorable pricing mentioned above.

Mexico Revenues decreased 8% ($35.7 million) due to a 4% organic decrease ($19.0 million) on the loss of a major customer, as well as unfavorable currency impact ($16.7 million).  Operating profit decreased 64% ($17.3 million) due to the decline in revenues and increased insurance costs, partially offset by cost reduction efforts.

Brazil Revenues increased 3% ($9.7 million) primarily due to 12% organic growth ($43.2 million) resulting from price increases and growth in CompuSafe, partially offset by the negative impact of currency exchange rates ($33.5 million).  Operating profit decreased 17% ($6.9 million) driven by unfavorable currency ($3.9 million) and lower organic profits resulting from favorable non-income tax settlements in 2013.

Canada Revenues decreased 6% ($11.7 million) primarily due to the negative impact of currency exchange rates ($13.1 million), partially offset by organic growth ($1.4 million).  Operating profit increased 22% ($2.3 million) driven by lower pension costs, partially offset by negative currency ($1.0 million).

Global Markets

Latin America Revenues decreased 7% ($26.5 million) primarily due to the negative impact of currency exchange rates ($77.0 million) partially offset by organic growth of 12% ($50.5 million) driven by inflation-based revenue increases in Argentina.  Operating profit decreased 15% ($9.2 million) driven by unfavorable currency impact ($16.4 million) and lower organic results in Colombia and Chile, partially offset by improved organic results in Argentina.

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

	Years Ended December 31,			% change
(In millions)	2015	2014	2013	2015	2014

General, administrative and other expenses	$(81.0)	(110.8)	(117.7)	(27)	(6)
Foreign currency transaction gains (losses)	(8.8)	(2.6)	(2.4)	unfav	8
Reconciliation of segment policies to GAAP	4.6	(2.3)	2.7	fav	unfav
Corporate items	$(85.2)	(115.7)	(117.4)	(26)	(1)

Corporate expenses in 2015 were $30.5 million lower than the prior year period due to cost reductions from reorganization and restructuring and lower security losses.

Corporate items in 2014 were $1.7 million lower than 2013, mainly due to lower general and administrative costs.

Other Items Not Allocated to Segments

	Years Ended December 31,			% change
(In millions)	2015	2014	2013	2015	2014
Revenues:
Venezuela operations	$84.5	211.8	447.1	(60)	(53)

Operating profit:
Venezuela operations	(47.7)	(97.9)	65.7	(51)	unfav
Reorganization and Restructuring	(15.3)	(21.8)	—	(30)	unfav
U.S. and Mexican retirement plans	(31.2)	(79.0)	(55.3)	(61)	43
Acquisitions and dispositions	(6.0)	49.4	5.8	unfav	fav
Share-based compensation adj.	—	(2.4)	—	fav	unfav
Operating profit	$(100.2)	(151.7)	16.2	(34)	unfav

Venezuela operations We have excluded from our segment results all of our Venezuela operating results, including expenses related to currency devaluations ($34.3 million in 2015 and $142.7 million in 2014) and charges related to the impairment of property and equipment ($35.3 million, the majority of which was recognized in the second quarter of 2015), due to management’s inability to allocate, generate or redeploy resources in-country or globally.  In light of these unique circumstances, the Venezuela business is largely independent of the rest of our global operations.  As a result, the CODM, the Company’s Chief Executive Officer, assesses segment performance and makes resource decisions by segment excluding Venezuela operating results.  Additionally, management believes excluding Venezuela from segment results makes it possible to more effectively evaluate the company’s performance between periods.
Factors considered by management in excluding Venezuela results include:

•	Continued inability to repatriate cash to redeploy to other operations or dividend to shareholders

•	Highly inflationary environment

•	Fixed exchange rate policy

•	Continued currency devaluations and

•	Difficulty raising prices and controlling costs

Reorganization and Restructuring  Brink’s reorganized and restructured its business in December 2014, eliminating the management roles and structures in its former Latin America and EMEA regions and implementing a plan to reduce the cost structure of various country operations by eliminating approximately 1,700 positions across its global workforce.  Severance costs of $21.8 million associated with these actions were recognized in 2014. An additional $1.9 million was recognized in 2015 related to the 2014 restructuring. The restructuring saved annual direct costs of approximately $50 million in 2015 compared to 2014, excluding charges for severance, lease termination and accelerated depreciation. Brink's initiated an additional restructuring of its business in the third quarter of 2015. We recognized $11.6 million in 2015 costs related to employee severance, contract terminations, and property impairment associated with the 2015 restructuring, which is expected to reduce the global workforce by an additional 1,000 to 1,200 positions and is projected to result in $25 to $35 million in 2016 cost savings. In addition, in 2015, we recognized $1.8 million in charges related to Executive Leadership and Board of Directors restructuring actions, which were announced in January 2016. We expect to recognize between $5 and $10 million of additional restructuring costs in 2016. These amounts have not been allocated to segment results.

U.S. and Mexican retirement plans Costs related to our frozen U.S. retirement plans have not been allocated to segment results. Brink’s primary U.S. pension plan settled a portion of its obligation in the fourth quarter of 2014 under a lump sum buy-out offer. Approximately 4,300 terminated participants were paid about $150 million of plan assets under this offer in lieu of receiving their pension benefit. A $56 million settlement loss was recognized as a result of the settlement. Employee termination costs in Mexico are accounted for as retirement benefits under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 715, Compensation — Retirement Benefits. Settlement charges ($4.6 million in 2015 and $5.9 million in 2014) related to these termination benefits in Mexico have not been allocated to segment results.

Acquisitions and dispositions  Gains and losses related to acquisitions and dispositions that have not been allocated to segment results are described below:

•	Brink’s sold an equity investment in a CIT business in Peru and recognized a $44.3 million gain in 2014. Other divestiture gains in 2014 were $0.6 million.

•	Adjustments to the 2010 business acquisition gain for Mexico ($0.7 million favorable adjustment in 2014 and a $1.1 million in unfavorable adjustments in 2013).

•	A favorable adjustment to the purchase price of a third quarter 2014 business acquisition in EMEA ($0.3 million in the second quarter of 2015).

•	Adjustments to the purchase price of the January 2013 acquisition of Rede Trel in Brazil ($1.7 million of favorable adjustments in 2013).

•	The $0.9 million impairment in 2013 of an intangible asset acquired in the 2009 India acquisition.

•	Brink's sold its 70% interest in a cash management business in Russia in 2015 and recognized a $5.9 million loss on the sale.

•
Brink's recognized $0.4 million in pretax charges in 2015 related to a real estate transaction in Mexico. The transaction did not qualify for sale-leaseback accounting under U.S. GAAP rules due to continuing involvement with the property. A financing liability of $14.4 million was recognized for the cash proceeds received in the transaction. When the continuing involvement conditions expire, a gain will be recognized, equal to the difference between the financing liability and the remaining net book value of the property.

Share-based compensation adjustment Accounting adjustment related to share-based compensation of $2.4 million in 2014 has not been allocated to segment results.  The accounting adjustments revised the accounting for certain share-based awards from fixed to variable fair value accounting. As of July 11, 2014, all outstanding equity awards had met the conditions for a grant date as defined in ASC Topic 718 and have since been accounted for as fixed share-based compensation expense.

2015 versus 2014
Other items not allocated to segments was a lower expense in 2015 versus the prior year period primarily due to lower devaluation charges in Venezuela, a decrease in U.S. retirement plans expense and lower restructuring charges, partially offset by the $44.3 million gain on the 2014 sale of our former equity method investment in Peru in 2014, the 2015 Venezuela impairment charges of $35.3 million and lower profits from Venezuela operations.

2014 versus 2013
Other items not allocated to segments was an $151.7 million expense in 2014 versus the prior year gain of $16.2 million primarily due to higher losses from devaluations in Venezuela, lower profits from Venezuela's operations, accruals for severance expenses related to the 2014 Reorganization and Restructuring, and higher expenses related to U.S. retirement plans, partially offset by higher gains from acquisitions and dispositions (principally, the sale of an investment in a CIT business operating in Peru).

2016 Outlook
See page 49 for a 5-year projection of expenses based on current assumptions for our significant U.S. retirement plans.  We are not able to estimate the amount of settlement expenses of our Mexican subsidiaries.

Other Operating Income and Expense

Amounts below represent consolidated other operating income and expense.

	Years Ended December 31,			% change
(In millions)	2015	2014	2013	2015	2014

Foreign currency items:
Transaction losses	$(26.8)	(127.2)	(18.1)	(79)	unfav
Hedge gains (losses)	2.9	1.4	(0.4)	fav	fav
Gains on sale of property and equity investment	0.9	44.9	2.4	(98)	fav
Argentina conversion losses	(7.1)	(3.6)	(2.1)	97	71
Impairment losses	(37.2)	(3.3)	(2.9)	unfav	14
Share in earnings of equity affiliates	0.5	4.3	6.7	(88)	(36)
Royalty income	2.1	1.5	1.9	40	(21)
Gains (losses) on business acquisitions and dispositions	(6.3)	—	2.8	unfav	(100)
Other	1.6	1.0	0.3	60	fav
Other operating income (expense)	$(69.4)	(81.0)	(9.4)	(14)	unfav

2015 versus 2014
Other operating expense decreased in 2015 primarily as a result of lower remeasurement losses associated with the currency devaluation in Venezuela ($18.1 million) versus the remeasurement charges related to the currency devaluation in the prior year ($121.6 million). The lower remeasurement charges in 2015 were partially offset by a 2014 gain on the sale of a Peru CIT business ($44.3 million), the 2015 Venezuela property impairment charges ($35.3 million) and a $5.9 million loss on the sale of a Russian cash management business, of which $5.0 million represented foreign currency translation adjustments reclassified from accumulated other comprehensive income (loss) into earnings. See note 1 to the consolidated financial statements for a description of the change in currency exchange processes and rates and the 2015 impairment of long-lived assets in Venezuela.

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

Nonoperating Income and Expense

Interest Expense

	Years Ended December 31,			% change
(In millions)	2015	2014	2013	2015	2014

Interest expense	$18.9	23.4	25.1	(19)	(7)

Interest expense was lower in 2015 due to lower weighted average interest rates, the impact of a stronger U.S. dollar on foreign currency-denominated debt and the redemption of the fixed-rate Dominion Terminal Associates bonds in the third quarter of 2014.

Interest expense was slightly lower in 2014 compared to 2013 due to lower weighted average interest rates, partially offset by higher average borrowings.

Interest and Other Income

	Years Ended December 31,			% change
(In millions)	2015	2014	2013	2015	2014

Interest income	$3.3	3.0	2.7	10	11
Gain on available-for-sale securities	1.1	0.4	0.4	fav	—
Foreign currency hedge losses	(0.5)	(1.0)	(1.0)	(50)	—
Other	(0.5)	(0.5)	(0.6)	—	(17)
Interest and other income	$3.4	1.9	1.5	79	27

Interest and other income was higher in 2015 compared to 2014 primarily due to higher gains on available for sale securities and lower foreign currency hedge losses.

Interest and other income was slightly higher in 2014 compared to 2013 primarily due to higher interest income.

Outlook for 2016 (GAAP and Non-GAAP)
We expect nonoperating expense for 2016 to approximate 2015 amounts.

See page 23 for a summary of our 2016 outlook and page 38 for information about reconciliation to GAAP.

Income Taxes

Summary Rate Reconciliation – GAAP

(In percentages)	2015	2014	2013

U.S. federal tax rate	35.0%	35.0%	35.0%
Increases (reductions) in taxes due to:
Venezuela devaluation	61.3	(86.3)	—
Tax on accelerated U.S. income(a)	57.3	—	—
Adjustments to valuation allowances	18.9	(16.9)	4.2
Foreign income taxes	(18.2)	(0.7)	(6.7)
Medicare subsidy for retirement plans	—	—	(1.1)
French business tax	8.9	(9.0)	3.2
Taxes on undistributed earnings of foreign affiliates	(1.2)	(3.7)	(0.1)
State income taxes, net	(4.1)	5.2	(0.1)
Other	3.9	1.5	0.9
Income tax rate on continuing operations	161.8%	(74.9)%	35.3%

(a)
In the fourth quarter of 2015, we recognized a $23.5 million increase to current tax expense related to a transaction that accelerated U.S. taxable income. We expect to recognize the majority of the foreign tax benefit in 2016 and the remainder over future years.

Summary Rate Reconciliation – Non-GAAP(a)

(In percentages)	2015	2014	2013

U.S. federal tax rate	35.0%	35.0%	35.0%
Increases (reductions) in taxes due to:
Adjustments to valuation allowances	2.0	6.7	1.8
French business tax	2.6	4.3	3.5
Other	(2.6)	(0.3)	3.3
Income tax rate on Non-GAAP continuing operations	37.0%	45.7%	43.6%

(a)	See pages 37–38 for a reconciliation of non-GAAP results to GAAP.

Overview

Our effective tax rate has varied in the past three years from the statutory U.S. federal rate due to various factors, including

•	changes in judgment about the need for valuation allowances

•	changes in the geographical mix of earnings

•	nontaxable acquisition gains and losses

•	changes in laws in the U.S., France and Mexico

•	U.S. tax on accelerated taxable income

•	changes in the foreign currency rate used to measure Venezuela’s tax results

•	timing of benefit recognition for uncertain tax positions

•	state income taxes

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

Continuing Operations
2015 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in 2015 was higher than the 35% U.S. statutory tax rate primarily due to a significant Venezuela currency remeasurement loss and impairment loss, which were largely non-deductible, and U.S. tax on accelerated taxable income.  Excluding these items, the effective income tax rate was higher than the 35% U.S. statutory tax rate due to $3.7 million of tax expense due to the characterization of a French business tax as an income tax.

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

Outlook for 2016
On a Non-GAAP basis, the effective income tax rate for 2016 is expected to be 39%.  Our effective tax rate may fluctuate materially from this due to changes in permanent book-tax differences, changes in the expected geographical mix of earnings, changes in current or deferred taxes due to legislative changes, changes in valuation allowances or accruals for contingencies and other factors.  See page 23 for a summary of our 2016 outlook and pages 37–38 for information about reconciliations to GAAP.

Undistributed Foreign Earnings
As of December 31, 2015, we have not recorded U.S. federal deferred income taxes on approximately $126 million of undistributed earnings of foreign subsidiaries and equity affiliates in accordance with FASB ASC Topic 740, Income Taxes.  We expect that these earnings will be permanently reinvested in operations outside the U.S.  It is not practical to determine the income tax liability that might be incurred if all such income was remitted to the U.S. due to the inherent complexities associated with any hypothetical calculation, which would be dependent upon the exact form of repatriation.

Noncontrolling Interests

	Years Ended December 31,			% change
(In millions)	2015	2014	2013	2015	2014

Net income (loss) attributable to noncontrolling interests	$(16.3)	(30.9)	24.3	(47)	unfav

The net loss attributable to noncontrolling interests in 2015 was primarily due to a $35.3 million impairment charge related to property and equipment in Venezuela and a $18.1 million currency remeasurement charge of our Venezuelan subsidiary as a result of the remeasurement of net monetary assets using the SIMADI currency exchange rate in 2015. See note 1 to the consolidated financial statements for more information about the currency remeasurement of our Venezuelan subsidiaries and the Venezuela impairment charge.

We also recognized additional expenses of another $16.2 million in 2015 related to Venezuelan nonmonetary assets . Nonmonetary assets are not remeasured to a lower basis when the currency devalues. Instead, under highly inflationary rules, these assets retained their higher historical basis, with the excess recognized in earnings as the assets were consumed. The after-tax effect of the Venezuela impairment charge, the remeasurement losses and these other nonmonetary expenses attributable to noncontrolling interests was $25.7 million in 2015.

The net loss attributable to noncontrolling interests in 2014 was primarily due to a $121.6 million currency remeasurement charge of our Venezuelan subsidiary as a result of the remeasurement of net monetary assets using the SICAD II currency exchange rate in 2014.  We also recognized additional expenses of another $21.1 million related to Venezuelan nonmonetary assets in 2014.  The after-tax effect of the remeasurement losses and these other nonmonetary expenses attributable to noncontrolling interests was $47.8 million in 2014.

Outlook for 2016
We expect net income attributable to noncontrolling interests on a non-GAAP basis in 2016 to be between $5 million and $7 million as compared to non-GAAP net income attributable to noncontrolling interests of $5 million in 2015.  See page 23 for a summary of our 2016 outlook and page 38 for information about reconciliations to GAAP.

Loss from Discontinued Operations

	Years Ended December 31,
(In millions)	2015	2014	2013

Loss from operations(a)(b)	$(2.4)	(13.3)	(17.4)
Gain (loss) on sales	(0.8)	(18.9)	16.3
Adjustments to contingencies of former operations(c):
Workers' compensation	(0.7)	(4.4)	(1.7)
Insurance recoveries related to BAX Global indemnification(d)	—	9.5	—
Other	0.1	(1.6)	1.0
Loss from discontinued operations before income taxes	(3.8)	(28.7)	(1.8)
Provision (benefit) for income taxes	(1.0)	0.4	7.4
Loss from discontinued operations, net of tax	$(2.8)	(29.1)	(9.2)

(a)
Discontinued operations include gains and losses related to businesses that we recently sold or shut down.  No interest expense was included in discontinued operations in 2015 and 2014.  Interest expense included in discontinued operations was $0.4 million in 2013.

(b)
The loss from operations in 2015 included $1.0 million in pension settlement charges related to the Mexican parcel delivery business sold in February 2015. The loss from operations in 2014 included $15.6 million in non-cash severance and impairment charges related to the Netherlands cash-in-transit operations.  The loss from operations in 2013 included $16.2 million of severance expenses paid to terminate certain employees of the German cash-in-transit operations.  We contributed a portion of the cost to fund the German severance payments to the business prior to the execution of the December 2013 sale transaction.

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

•	We sold ICD Limited and other affiliated subsidiaries in November 2013. ICD had operations in China and other locations in Asia. ICD designed and installed security systems for commercial customers.

•	In February 2015, we sold a small Mexican parcel delivery business which met the criteria for classification as a discontinued operation as of December 31, 2014.

Other divestitures not classified as discontinued operations:

•	We sold an Irish guarding operation in November 2015.

•
We sold our 70% ownership interest in a Russian cash management business in November 2015 and recognized a $5.9 million loss on the disposition. A significant part of the loss ($5.0 million) represented the reclassification of foreign currency translation adjustments from accumulated other comprehensive income (loss) into earnings.

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

Our Non-GAAP results now exclude Venezuela operations due to our inability to repatriate cash, the hyper inflationary economy, fixed exchange rate policy, continued currency devaluations, and our difficulty raising prices and controlling costs. Management believes excluding Venezuela operating results enables investors to more effectively evaluate the Company’s performance between periods.

The full-year Non-GAAP tax rate in each year below excludes certain pretax and tax income and expense amounts.

The consolidated Non-GAAP outlook amounts for 2016 are not reconciled to GAAP because we are unable to quantify certain amounts that would be required to be included in the GAAP measures without unreasonable effort.

The Non-GAAP information provides information to assist comparability and estimates of future performance.  Brink’s believes these measures are helpful in assessing ongoing operations and estimating future results and enable period-to-period comparability of financial performance.  Non-GAAP results should not be considered as an alternative to revenues, income or earnings per share amounts determined in accordance with GAAP and should be read in conjunction with their GAAP counterparts.

Non-GAAP Results Reconciled to GAAP

	2015			2014
	Pre-tax	Tax	Effective tax rate	Pre-tax	Tax	Effective tax rate
Effective Income Tax Rate(a)
Non-GAAP	$141.3	52.3	37.0%	$102.7	46.9	45.7%
Other items not allocated to segments(b)	(100.2)	14.2	124.8%	(151.7)	(10.2)	(120.6)%
GAAP	$41.1	66.5	161.8%	$(49.0)	36.7	(74.9)%

				2013
				Pre-tax	Tax	Effective tax rate
Effective Income Tax Rate(a)
Non-GAAP				$124.0	54.1	43.6%
Other items not allocated to segments(b)				15.6	(4.8)	(8.3)%
GAAP				$139.6	49.3	35.3%

2015
EPS:
Constant currency basis - Non-GAAP	$2.33
Effect of changes in currency exchange rates(c)	(0.64)
Non-GAAP	1.69
Other items not allocated to segments(b)	(1.87)
GAAP	$(0.19)

Amounts may not add due to rounding.

(a)	From continuing operations.

(b)
See “Other Items Not Allocated To Segments” on pages 30–31 for pre-tax amounts and details.  Other Items Not Allocated To Segments for noncontrolling interests, income from continuing operations attributable to Brink's and EPS are the effects of the same items at their respective line items of the consolidated statements of operations.

(c)
See footnote (b) on page 24 for currency definition and calculation between periods. For Non-GAAP EPS on a constant currency basis, EPS is calculated for the most recent period at the prior period's foreign currency rates to eliminate the currency impact on EPS.

Non-GAAP reconciled to GAAP

	Years Ended December 31,
(In millions)	2015	2014	2013

Revenues:
Non-GAAP	$2,976.9	3,350.5	3,331.5
Other items not allocated to segments(b)	84.5	211.8	447.1
GAAP	$3,061.4	3,562.3	3,778.6

Operating profit (loss):
Non-GAAP	$156.8	124.2	147.0
Other items not allocated to segments(b)	(100.2)	(151.7)	16.2
GAAP	$56.6	(27.5)	163.2

Provision for income taxes:
Non-GAAP	$52.3	46.9	54.1
Other items not allocated to segments(b)	14.2	(10.2)	(4.8)
GAAP	$66.5	36.7	49.3

Net income (loss) attributable to noncontrolling interests:
Non-GAAP	$4.9	6.4	8.8
Other items not allocated to segments(b)	(21.2)	(37.3)	15.5
GAAP	$(16.3)	(30.9)	24.3

Income (loss) from continuing operations attributable to Brink's:
Non-GAAP	$84.2	49.4	61.1
Other items not allocated to segments(b)	(93.3)	(104.2)	4.9
GAAP	$(9.1)	(54.8)	66.0

Diluted EPS
Non-GAAP	$1.69	1.01	1.25
Other items not allocated to segments(b)	(1.87)	(2.12)	0.11
GAAP	$(0.19)	(1.12)	1.35

Non-GAAP margin	5.3%	3.7%	4.4%

Amounts may not add due to rounding.

See page 37 for footnote explanations.

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

Our international operations conduct a majority of their business in local currencies. Because our financial results are reported in U.S. dollars, they are affected by changes in the value of various local currencies in relation to the U.S. dollar.  Recent strengthening of the U.S. dollar has reduced our reported dollar revenues and operating profit, which may continue in 2016.  Our operations in Venezuela are subject to local laws and regulatory interpretations that determine the exchange rate at which repatriating dividends may be converted.  See Application of Critical Accounting Policies—Foreign Currency Translation on pages 58–59 for a description of our accounting methods and assumptions used to include our Venezuelan operation in our consolidated financial statements, and a description of the accounting for subsidiaries operating in highly inflationary economies.

Changes in exchange rates may also affect transactions which are denominated in currencies other than the functional currency.  From time to time, we use foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies, as discussed in Item 7A on page 60.  At December 31, 2015, the notional value of our shorter term outstanding foreign currency forward and swap contracts was $51.8 million with average contract maturities of approximately 1 month.  These shorter term foreign currency forward and swap contracts primarily offset exposures in the British pound, the euro and the Mexican peso. Additionally, these shorter term contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings.  We recognized gains of $2.9 million on these contracts in 2015.  At December 31, 2015, the fair value of these outstanding foreign currency forward and swap contracts was not significant.

We also have a longer term cross currency swap contract to hedge exposure in Brazilian real which is designated as a cash flow hedge for accounting purposes. At December 31, 2015, the notional value of this longer term contract was $14.3 million with a weighted average maturity of 1.1 years. We recognized net gains of $3.6 million on this contract, of which gains of $4.1 million were included in other operating income (expense) to offset transaction losses of $4.1 million and expenses of $0.5 million were included in interest and other income (expense) in 2015.  At December 31, 2015 the fair value of the longer term cross currency swap contract was $7.1 million, of which $2.9 million is included in prepaid expenses and other and $4.2 million is included in other assets on the consolidated balance sheet.

See note 1 to the consolidated financial statements for a description of government currency processes and restrictions in Venezuela and Argentina, their effect on our operations, and how we account for currency remeasurement for our Venezuelan subsidiaries.

We have been monitoring the economic instability existing in Greece. Greece continues to remain in the European Union and we currently believe that our net assets in this country are fairly stated. We will continue to closely monitor the economic, operating and political environment in Greece. Our revenues in Greece accounted for 1% of total Brink's revenues in 2015.

LIQUIDITY AND CAPITAL RESOURCES
Overview

Over the last three years, we used cash generated from our operations, proceeds from sales of investments and borrowings to

•
invest in the infrastructure of our business (new facilities, cash sorting and other equipment for our Cash Management Services operations, armored trucks,  CompuSafe® units, and information technology) ($410 million),

•	contribute funds to a U.S. pension plan ($100 million),

•	acquire businesses and noncontrolling interests in subsidiaries ($56 million), and

•	pay dividends to Brink’s shareholders ($58 million).

Cash flows from operating activities increased by $67.5 million in 2015 as compared to the prior year primarily due to contributions made to our primary U.S. pension plan in 2014. Cash used for investing activities increased by $9.7 million in 2015 as lower capital expenditures and a decrease in cash outflows from discontinued operations were more than offset by lower cash inflows from asset sales in 2015 as we received $60 million in 2014 from the sale of the Peru CIT business. Cash also decreased $34.0 million in 2015 as a result of the strengthening of the U.S. dollar, primarily against most currencies in Latin America including the Venezuelan bolivar, Argentine peso and Brazilian real.  We financed our liquidity needs in 2015 with cash flows from operations supplemented by long-term debt.

Cash flows from operating activities declined in 2014 compared to the prior year. We had lower operating profit and higher pension payments in 2014 compared to 2013.  Cash used for investing activities declined in 2014 compared to the prior year as proceeds from the sale of businesses reduced the net investing outflows.  We also reduced our capital expenditures significantly in 2014.  Cash decreased $129.9 million in 2014 as a result of a change in the exchange rate we used to translate local currency cash into U.S. dollars, primarily due to an 88% devaluation in Venezuela in March as well as a strengthening of the U.S. dollar late in the year, particularly against currencies in Russia and Latin America.

Outlook

•
We expect our capital expenditures (excluding assets acquired using capital leases) in 2016 to be between $100 million and $110 million as we continue to reduce maintenance capital spending through efficiency projects and reallocate more of our spending to growth and productivity initiatives.

•	Based on current assumptions, we do not expect to pay additional amounts to the primary U.S. pension plan until 2020.

•	We expect to pay between $13 and $18 million in 2016 related to restructuring actions (see note 23 to the consolidated financial statements).

Operating Activities

	Years Ended December 31,			$ change
(In millions)	2015	2014	2013	2015	2014

Cash flows from operating activities
Operating activities - non-GAAP	$196.0	186.9	157.4	$9.1	29.5
Venezuela operations	2.3	20.7	49.8	(18.4)	(29.1)
Contributions to primary U.S. pension plan	—	(87.2)	(13.0)	87.2	(74.2)
Increase (decrease) in certain customer obligations(a)	12.5	15.4	(9.7)	(2.9)	25.1
Discontinued operations(b)	(2.0)	5.5	17.0	(7.5)	(11.5)
Operating activities - GAAP	$208.8	141.3	201.5	$67.5	(60.2)

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

Non-GAAP cash flows from operating activities is a supplemental financial measure that is not required by, or presented in accordance with GAAP. The purpose of this Non-GAAP measure is to report financial information excluding cash flows from Venezuela operations, contributions to the primary U.S. pension plan, the impact of cash received and processed in certain of our Cash Management Services operations and without cash flows from discontinued operations. We believe this measure is helpful in assessing cash flows from operations, enables period-to-period comparability and is useful in predicting future operating cash flows. This Non-GAAP measure should not be considered as an alternative to cash flows from operating activities determined in accordance with GAAP and should be read in conjunction with our consolidated statements of cash flows.

2015 versus 2014

GAAP
Operating cash flows increased by $67.5 million in 2015 compared to 2014. The increase was primarily due to contributions made to our primary U.S. pension plan in 2014, an increase in operating profit, and lower amounts paid for income taxes, offset by an increase in cash used for working capital and discontinued operations as well as a decrease in cash provided by Venezuela operations.

Non-GAAP
Non-GAAP cash flows from operating activities increased by $9.1 million in 2015 as compared to 2014. The increase was primarily due to an increase in operating profit and lower amounts paid for income taxes, offset by an increase in cash used for working capital.

2014 versus 2013

GAAP
Operating cash flows decreased by $60.2 million in 2014 compared to 2013.  The decrease was primarily due to higher cash contributions to our primary U.S. pension plan ($74.2 million), a decrease in cash provided by Venezuela operations ($29.1 million), and lower operating profit.  These decreases in operating cash flows were partially offset by increases in cash provided from changes in working capital, including the timing of security loss payments and insurance recoveries, changes in customer obligations of certain of our secure Cash Management Services operations (cash held for customers increased by $15.4 million in 2014 compared to a decrease of $9.7 million in 2013) and lower amounts paid for income taxes.

Non-GAAP
Non-GAAP cash flows from operating activities increased by $29.5 million in 2014 as compared to 2013.  The increase was primarily due to cash provided from changes in working capital, including the timing of security loss payments and insurance recoveries, and lower amounts paid for income taxes, partially offset by lower operating profit.

Investing Activities

	Years Ended December 31,			$ change
(In millions)	2015	2014	2013	2015	2014

Cash flows from investing activities
Capital expenditures	$(101.1)	(136.1)	(172.9)	$35.0	36.8
Acquisitions	—	(4.6)	(18.1)	4.6	13.5
Dispositions, net of cash disposed	(14.6)	—	—	(14.6)	—
Available-for-sale securities:
Purchases	(27.3)	—	—	(27.3)	—
Sales	33.9	0.9	9.9	33.0	(9.0)
Proceeds from sale of property, equipment and investments	1.9	62.7	5.9	(60.8)	56.8
Other	1.6	(3.6)	(0.5)	5.2	(3.1)
Discontinued operations	1.9	(13.3)	52.7	15.2	(66.0)
Investing activities	$(103.7)	(94.0)	(123.0)	$(9.7)	29.0

Cash used by investing activities increased by $9.7 million in 2015 versus 2014. The change was due to the proceeds of $59.6 million received on the 2014 sale of an equity interest in a Peru CIT business and 2015 outflows of cash held for customers related to a business divestiture in Russia. These amounts were partially offset by lower capital expenditures of $35.0 million, less cash used in discontinued operations of $15.2 million and higher net cash inflows from purchases and sales of available-for-sale securities, primarily in Argentina.

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

Capital expenditures and depreciation and amortization were as follows:

		Outlook	Years Ended December 31,			$ change
(In millions)		2016	2015	2014	2013	2015	2014

Property and Equipment Acquired during the year
Capital expenditures(b):
Largest 5 Markets	$	(a)	59.3	83.4	103.5	$(24.1)	(20.1)
Global Markets		(a)	28.8	30.0	29.1	(1.2)	0.9
Payment Services		(a)	1.7	0.8	1.5	0.9	(0.7)
Corporate items		(a)	7.0	16.5	29.8	(9.5)	(13.3)
Capital expenditures - non-GAAP		100 – 110	96.8	130.7	163.9	(33.9)	(33.2)
Venezuela		(a)	4.3	5.4	9.0	(1.1)	(3.6)
Capital expenditures - GAAP	$	(a)	101.1	136.1	172.9	$(35.0)	(36.8)

Capital leases(c):
Largest 5 Markets	$	(a)	18.8	10.6	5.4	$8.2	5.2
Global Markets		(a)	—	0.3	—	(0.3)	0.3
Payment Services		(a)	0.1	1.2	—	(1.1)	1.2
Corporate items		(a)	—	—	—	—	—
Capital leases - GAAP and non-GAAP		$20	18.9	12.1	5.4	$6.8	6.7

Total:
Largest 5 Markets	$	(a)	78.1	94.0	108.9	$(15.9)	(14.9)
Global Markets		(a)	28.8	30.3	29.1	(1.5)	1.2
Payment Services		(a)	1.8	2.0	1.5	(0.2)	0.5
Corporate items		(a)	7.0	16.5	29.8	(9.5)	(13.3)
Total - non-GAAP		120 – 130	115.7	142.8	169.3	(27.1)	(26.5)
Venezuela		(a)	4.3	5.4	9.0	(1.1)	(3.6)
Total - GAAP	$	(a)	120.0	148.2	178.3	$(28.2)	(30.1)

Depreciation and amortization(b)
Largest 5 Markets	$	(a)	94.6	107.7	110.0	$(13.1)	(2.3)
Global Markets		(a)	27.2	31.3	36.7	(4.1)	(5.4)
Payment Services		(a)	2.9	3.7	3.7	(0.8)	—
Corporate items		(a)	11.3	9.7	6.4	1.6	3.3
Depreciation and amortization - non-GAAP		120 – 130	136.0	152.4	156.8	(16.4)	(4.4)
Venezuela		(a)	3.9	9.5	9.0	(5.6)	0.5
Depreciation and amortization - GAAP	$	(a)	139.9	161.9	165.8	$(22.0)	(3.9)

(a)	Not provided.

(b)	Capital expenditures as well as depreciation and amortization related to Venezuela have been excluded from Global Markets.

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

Our capital expenditures in the last three years have been focused on information technology to improve business process productivity.  During the same period we reduced our capital expenditures for vehicles and facilities while continuing to focus on safety and security.

We continue to focus on maximizing asset utilization and we have reduced our annual spend to a level more in line with depreciation.  Our reinvestment ratio, which we define as the annual amount of property and equipment acquired during the year divided by the annual amount of depreciation, was 0.9 in 2015, 0.9 in 2014, and 1.1 in 2013.

Capital expenditures in 2015 for our operating units were primarily for machinery and equipment, armored vehicles, and information technology.  Capital expenditures in 2015 were $35.0 million lower compared to 2014.  Total property and equipment acquired in 2015 was $28.2 million lower than the prior year.  Total property and equipment acquired during 2016 is expected to be $120 million to $130 million.

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

Financing Activities

Summary of Financing Activities

	Years Ended December 31,			$ change
(In millions)	2015	2014	2013	2015	2014

Cash provided (used) by financing activities
Borrowings and repayments:
Short-term debt	$(19.2)	(7.8)	60.5	$(11.4)	(68.3)
Long-term revolving credit facilities, net	(64.4)	115.0	13.8	(179.4)	101.2
Other long-term debt, net	44.1	(73.5)	(23.5)	117.6	(50.0)
Borrowings (repayments)	(39.5)	33.7	50.8	(73.2)	(17.1)

Nonrecourse financing of real estate transaction	14.5	—	—	14.5	—
Dividends attributable to:
Shareholders of Brink’s	(19.5)	(19.4)	(19.2)	(0.1)	(0.2)
Noncontrolling interests in subsidiaries	(5.3)	(8.6)	(6.0)	3.3	(2.6)
Acquisition-related financing activities:
Acquisitions of noncontrolling interests	(1.5)	—	(18.5)	(1.5)	18.5
Payment of acquisition-related obligation	—	—	(12.8)	—	12.8
Other	2.1	(2.4)	2.2	4.5	(4.6)
Discontinued operations	0.2	—	(2.5)	0.2	2.5
Cash flows from financing activities	$(49.0)	3.3	(6.0)	$(52.3)	9.3

2015 versus 2014
Cash flow from financing activities decreased by $52.3 million in 2015 compared to 2014 as net repayments of our revolving credit facilities and short-term debt exceeded net borrowings of other long-term debt. Our ability to repay debt in 2015 resulted primarily from higher operating cash flows as no contributions were made to the primary U.S. pension plan in 2015 along with lower capital expenditures. The higher cash outflows from debt repayments were partially offset by the receipt of $14.5 million in cash in 2015 related to a real estate transaction in Mexico. Due to continuing involvement, the transaction did not qualify for sale-leaseback accounting, therefore the cash proceeds are reported as a nonrecourse financing liability.

2014 versus 2013
Cash flow from financing activities increased by $9.3 million in 2014 compared to 2013. The change is primarily due to cash used for acquisition-related financing activities in 2013 ($31.3 million), partially offset by $17.1 million less net borrowings overall in 2014 ($33.7 million in 2014 compared to $50.8 million in 2013).  During 2014, we borrowed $115.0 million under our long-term revolving credit facilities to fund cash needs of the business and to repay other long-term debt ($73.5 million) including $43.2 million of bonds issued by the Peninsula Ports Authority of Virginia.

Dividends
We paid dividends to Brink’s shareholders of $0.10 per share in each of the last 12 quarters.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the board of directors.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

Changes in currency exchange rates reduced the amount of cash and cash equivalents by $34.0 million during 2015, compared to a reduction of $129.9 million in 2014 and $18.7 million in 2013.  The decrease in 2015 was caused by the strengthening of the U.S. dollar, primarily against most currencies in Latin America including the Venezuelan bolivar, Argentine peso and Brazilian real. Approximately $93 million of the 2014 reduction was due to a currency devaluation in Venezuela that occurred in the first quarter of that year.  See note 1 to the consolidated financial statements for more information.  The rest of the change related to the strengthening of the U.S. dollar against many of the currencies in the countries where we operate, particularly in Russia and Latin America.

Capitalization

We use a combination of debt, leases and equity to capitalize our operations.

As of December 31, 2015, debt as a percentage of capitalization (defined as total debt and equity) was 57% compared to 50% at December 31, 2014.  The ratio increased in 2015 because our equity decreased by a higher amount than the decrease in our debt.  Our equity in 2015 was negatively impacted by unfavorable changes in currency rates resulting in other comprehensive losses from foreign currency translation adjustments.  Our debt decreased in 2015 as higher operating cash inflows more than offset the increase in investing cash outflows. The increased net cash flows from operating and investing activities were used, along with financing cash inflows from a real estate transaction, to repay debt.

Summary of Debt, Equity and Other Liquidity Information

	Amount available under credit facilities	Outstanding balance
	December 31,	December 31,
(In millions)	2015	2015	2014	$ change(a)
Debt:
Revolving Facility	$361.7	$163.3	233.0	$(69.7)
Private Placement Notes	—	92.8	99.8	(7.0)
Term Loan	—	70.9	—	70.9
Capital leases	—	59.5	64.9	(5.4)
Multi-currency revolving facilities	32.7	1.1	5.7	(4.6)
Unsecured committed credit facility	20.4	4.1	—	4.1
Letter of Credit Facilities	23.3	—	—	—
Other (b)	—	38.8	63.2	(24.4)
Debt	$438.1	$430.5	466.6	$(36.1)

Total equity		$330.6	473.8	$(143.2)

(a)	In addition to cash borrowings and repayments, the change in the debt balance also includes changes in currency exchange rates.

(b)	Includes $29.1 million in short-term borrowings at December 31, 2015 and $59.4 million in short-term borrowings at December 31, 2014.

Reconciliation of Net Debt to U.S. GAAP Measures

	December 31,
(In millions)	2015	2014	$ change

Debt:
Short-term debt	$29.1	59.4	$(30.3)
Long-term debt	401.4	407.2	(5.8)
Total Debt	430.5	466.6	(36.1)

Less:
Cash and cash equivalents	198.3	176.2	22.1
Amounts held by Cash Management Services operations(a)	(37.1)	(28.0)	(9.1)
Cash and cash equivalents available for general corporate purposes	161.2	148.2	13.0

Net Debt	$269.3	318.4	$(49.1)

(a)
Title to cash received and processed in certain of our secure Cash Management Services operations transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources and in our computation of Net Debt.

Net Debt is a supplemental non-GAAP financial measure that is not required by, or presented in accordance with GAAP.  We use Net Debt as a measure of our financial leverage.  We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage. Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our consolidated balance sheets.  Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP, as of December 31, 2015, and December 31, 2014.  Net Debt excluding cash and debt in Venezuelan operations was $275 million at December 31, 2015, and $332 million at December 31, 2014.

Net Debt at the end of 2015 decreased by $49 million compared to Net Debt at the end of 2014 primarily due to the repayment of revolver debt from operating cash flows and proceeds from a real estate financing transaction in Mexico.

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

Incremental taxes.  Of the $198 million of cash and cash equivalents at December 31, 2015, $182 million is held by subsidiaries that we consider to be permanently invested and for which we do not expect to repatriate to the U.S.  If we were to decide to repatriate this cash to the U.S., we may have to accrue and pay additional income taxes.  Given the number of foreign operations and the complexities of the tax law, it is not practical to estimate the potential tax liability, but the amount of taxes owed could be material depending on how and when the repatriation occurred.

Venezuela.  We have $6.2 million of cash and cash equivalents denominated in Venezuelan bolivars (as remeasured at the published SIMADI rate of 199 bolivars to the U.S. dollar) at December 31, 2015. We believe that the SIMADI process to convert bolivars (as described in note 1 to the consolidated financial statements) is the only method for which we could receive U.S. dollars that we need to operate our business and to repatriate earnings. The Venezuelan government has restricted conversions of bolivars into U.S. dollars in the past and may do so in the future. We did not repatriate any U.S. dollars from Venezuela in 2015 or 2014.

Debt
In March 2015, we refinanced our previous $480 million unsecured revolving bank credit facility with a $525 million unsecured revolving bank credit facility (the “Revolving Facility”) that matures in March 2020.  The Revolving Facility’s interest rate is based on LIBOR plus a margin or an alternate base rate plus a margin.  The Revolving Facility allows us to borrow or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of December 31, 2015, $362 million was available under the Revolving Facility.  Amounts outstanding under the Revolving Facility as of December 31, 2015, were denominated primarily in U.S. dollars and to a lesser extent in euros.

The margin on LIBOR borrowings under the Revolving Facility, which ranges from 1.0% to 1.70% depending on our credit rating, was 1.30% at December 31, 2015.  The margin on alternate base rate borrowings under the Revolving Facility can range from 0.0% to 0.70%.  We also pay an annual facility fee on the Revolving Facility based on either our credit rating or our leverage ratio.  The facility fee, which ranges from 0.125% to 0.30%, was 0.20% at December 31, 2015.

We have principal of $93 million in unsecured notes issued through a 2011 private placement debt transaction (the “Notes”). At December 31, 2015, the Notes were comprised of $43 million in series A notes with a fixed interest rate of 4.57% and $50 million in series B notes with a fixed interest rate of 5.20%.  Annual principal payments under the series A notes began in January 2015 and continue through maturity. The series B notes are due in January 2021.

As of December 31, 2015, we had two unsecured multi-currency revolving bank credit facilities totaling $40 million, of which $33 million was available at December 31, 2015.  A $20 million facility is scheduled to expire at the end of February 2016 and we plan to renew in the first quarter of 2016. A $20 million facility expires in February 2017.  Interest on these facilities is based on LIBOR plus a margin.  The margin ranges from 0.9% to 2.0%.  We also have the ability to borrow from other banks, at the banks’ discretion, under short-term uncommitted agreements.  Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

We have a $25 million unsecured committed credit facility that expires in April 2016.  Interest on this facility is based on LIBOR plus a margin, which ranges from 1.20% to 1.575%.  As of December 31, 2015, $20 million was available under the facility.

In March 2015, we entered into a $75 million unsecured term loan facility. Interest on this facility is based on LIBOR plus a margin of 1.75%. The facility is due in March 2022. As of December 31, 2015, the principal amount outstanding is $71 million.

In June 2015, we entered into a $40 million uncommitted letter of credit facility with an expiration date of May 2016. As of December 31, 2015, $5 million was utilized.

We have two unsecured letter of credit facilities totaling $94 million, of which approximately $23 million was available at December 31, 2015.  A $54 million facility expires in December 2016, and a $40 million facility expires in December 2018.  The Revolving Facility and the multi-currency revolving credit facilities are also used for issuance of letters of credit and bank guarantees.

The Revolving Facility, the Notes, the unsecured multi-currency revolving bank credit facilities, the unsecured committed credit facility, the letter of credit facilities and the unsecured term loan contain certain subsidiary guarantees and various financial and other covenants.  The financial covenants, among other things, limit our total indebtedness, restrict certain payments to shareholders, limit priority debt, limit asset sales, limit the use of proceeds from asset sales, provide for a maximum leverage ratio and provide for minimum coverage of interest costs.  The credit agreements do not provide for the acceleration of payments should our credit rating be reduced.  If we were not to comply with the terms of our various credit agreements, the repayment terms could be accelerated and the commitments could be withdrawn.  An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  We were in compliance with all financial covenants at December 31, 2015.

Equity
Common Stock
At December 31, 2015, we had 100 million shares of common stock authorized and 48.9 million shares issued and outstanding.

Preferred Stock
At December 31, 2015, we had the authority to issue up to 2 million shares of preferred stock, par value $10 per share.

Off Balance Sheet Arrangements

We have operating leases that are described in the notes to the consolidated financial statements. We use operating leases to lower our cost of financings.  We believe that operating leases are an important component of our capital structure.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2015.

	Estimated Payments Due by Period
(In millions)	2016	2017	2018	2019	2020	Later Years	Total

Contractual obligations:
Long-term debt obligations	$23.7	14.1	13.1	12.4	161.0	117.6	341.9
Capital lease obligations	20.2	12.2	10.0	7.1	4.9	5.1	59.5
Operating lease obligations	57.4	44.5	37.3	25.9	18.5	40.3	223.9
Purchase obligations	6.0	2.1	0.9	0.7	0.6	—	10.3
Other long-term liabilities reflected on the
Company’s balance sheet under GAAP:
Primary U.S. pension plan	—	—	—	—	8.8	43.8	52.6
Other retirement obligations:
UMWA plans	—	—	—	—	—	420.1	420.1
Black lung and other plans	6.9	6.8	6.2	6.4	5.5	74.2	106.0
Workers compensation and other claims	24.2	10.7	7.4	5.0	3.5	19.7	70.5
Uncertain tax positions	0.8	—	—	—	—	—	0.8
Other	0.8	0.8	0.8	0.8	0.8	8.6	12.6
Total	$140.0	91.2	75.7	58.3	203.6	729.4	1,298.2

U.S. pension plans.  Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and benefits are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement.  We did not make cash contributions to the primary U.S. pension plan in 2015.  There are approximately 15,000 beneficiaries in the plans.

Based on current assumptions, we do not expect to make additional contributions until 2020.

UMWA plans.  Retirement benefits related to former coal operations include medical benefits provided by the Pittston Coal Group Companies Employee Benefit Plan for UMWA Represented Employees.  There are approximately 3,700 beneficiaries in the UMWA plans.  The company does not expect to make additional contributions to these plans until 2027, based on actuarial assumptions.

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

Funded Status of U.S. Retirement Plans

	Actual	Projected
(In millions)	2015	2016	2017	2018	2019	2020

U.S. pension plans
Beginning funded status	$(117.8)	(123.4)	(107.4)	(90.3)	(72.7)	(53.4)
Net periodic pension credit(a)	18.6	17.7	18.6	18.9	19.0	19.0
Payment from Brink’s:
Primary U.S. pension plan	—	—	—	—	—	8.8
Other U.S. pension plan	0.3	0.6	0.9	0.6	1.3	0.7
Benefit plan experience gain (loss)	(24.5)	(2.3)	(2.4)	(1.9)	(1.0)	—
Ending funded status	$(123.4)	(107.4)	(90.3)	(72.7)	(53.4)	(24.9)

UMWA plans
Beginning funded status	$(197.2)	(205.7)	(206.6)	(208.0)	(210.0)	(212.7)
Net periodic postretirement credit(a)	3.5	(0.9)	(1.4)	(2.0)	(2.7)	(3.6)
Benefit plan experience gain (loss)	(11.7)	—	—	—	—	—
Other	(0.3)	—	—	—	—	—
Ending funded status	$(205.7)	(206.6)	(208.0)	(210.0)	(212.7)	(216.3)

Black lung and other plans
Beginning funded status	$(58.3)	(56.6)	(52.5)	(48.6)	(44.9)	(41.6)
Net periodic postretirement cost(a)	(2.2)	(2.2)	(2.0)	(1.9)	(1.8)	(1.6)
Payment from Brink’s	6.2	6.3	5.9	5.6	5.1	4.8
Benefit plan experience gain (loss)	(2.3)	—	—	—	—	—
Ending funded status	$(56.6)	(52.5)	(48.6)	(44.9)	(41.6)	(38.4)

(a)	Excludes amounts reclassified from accumulated other comprehensive income (loss).

Summary of Total Expenses Related to All U.S. Retirement Liabilities

This table summarizes actual and projected expense (income) related to U.S. retirement liabilities.  These expenses are not allocated to segment results.

	Actual	Projected
(In millions)	2015	2016	2017	2018	2019	2020

U.S. pension plans	$12.6	6.3	3.3	1.9	1.5	1.2
UMWA plans	7.4	13.5	13.3	13.2	13.2	13.3
Black lung and other plans	6.7	6.4	6.1	5.3	3.3	3.0
Total	$26.7	26.2	22.7	20.4	18.0	17.5

Summary of Total Payments from U.S. Plans to Participants

This table summarizes actual and estimated payments from the plans to participants.

	Actual	Projected
(In millions)	2015	2016	2017	2018	2019	2020

Payments from U.S. Plans to participants
U.S. pension plans	$51.0	49.7	50.5	50.7	51.7	51.5
UMWA plans	36.0	30.9	31.2	31.1	30.8	31.7
Black lung and other plans	6.2	6.3	5.9	5.6	5.1	4.8
Total	$93.2	86.9	87.6	87.4	87.6	88.0

Summary of Total Payments from Brink’s to U.S. Plans

This table summarizes estimated payments from Brink’s to U.S. retirement plans.

	Projected Payments to Plans from Brink's
(In millions)	Primary U.S. Pension Plan	Other U.S. Pension Plan	UMWA Plans	Black Lung and Other Plans	Total

Projected payments
2016	$—	0.6	—	6.3	6.9
2017	—	0.9	—	5.9	6.8
2018	—	0.6	—	5.6	6.2
2019	—	1.3	—	5.1	6.4
2020	8.8	0.7	—	4.8	14.3
2021	21.0	0.6	—	4.4	26.0
2022	17.4	0.6	—	4.1	22.1
2023	5.4	0.6	—	3.8	9.8
2024	—	0.6	—	3.5	4.1
2025	—	0.6	—	3.2	3.8
2026	—	0.6	—	3.0	3.6
2027	—	0.6	2.9	2.8	6.3
2028	—	0.5	23.8	2.5	26.8
2029	—	0.5	23.1	2.4	26.0
2030	—	0.5	22.5	2.2	25.2
2031	—	0.5	21.8	2.1	24.4
2032	—	0.5	21.2	1.9	23.6
2033	—	0.4	20.4	1.8	22.6
2034	—	0.4	19.7	1.7	21.8
2035	—	0.4	19.1	1.6	21.1
2036	—	0.4	18.3	1.5	20.2
2037	—	0.4	17.6	1.4	19.4
2038	—	0.3	16.9	1.3	18.5
2039	—	0.3	16.3	1.3	17.9
2040	—	0.3	15.6	1.2	17.1
2041	—	0.3	14.8	1.1	16.2
2042	—	0.2	13.7	1.0	14.9
2043	—	0.2	12.9	1.0	14.1
2044	—	0.2	11.8	0.9	12.9
2045	—	0.2	11.0	0.9	12.1
2046	—	0.2	10.2	0.8	11.2
2047	—	0.1	9.4	0.8	10.3
2048	—	0.1	8.6	0.7	9.4
2049	—	0.1	7.9	0.7	8.7
2050	—	0.1	7.1	0.6	7.8
2051	—	0.1	6.4	0.6	7.1
2052	—	0.1	5.8	0.5	6.4
2053	—	0.1	5.2	0.5	5.8
2054	—	0.1	4.6	0.5	5.2
2055	—	0.1	4.1	0.4	4.6
2056	—	0.1	3.6	0.4	4.1
2057	—	0.1	3.1	0.4	3.6
2058	—	0.1	2.8	0.3	3.2
2059	—	—	2.4	0.3	2.7
2060	—	—	2.1	0.3	2.4
2061	—	—	1.8	0.2	2.0
2062 and thereafter	—	—	11.6	1.5	13.1
Total projected payments	$52.6	16.2	420.1	89.8	578.7

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of December 31, 2015.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

Discounted Cash Flows at Plan Discount Rates – Reconciled to Liability Amounts Reported under U.S. GAAP

	December 31, 2015
(In millions)	Primary U.S. Pension Plan(a)	UMWA Plans(b)	Other Unfunded U.S. Plans	Total

Funded status of U.S. retirement plans – GAAP	$113.7	205.7	66.3	385.7
Present value impact of certain projected payments(c)	(73.9)	(48.2)	—	(122.1)
Discounted cash flows at plan discount rates – Non-GAAP	$39.8	157.5	66.3	263.6

Plan discount rate	4.50%	4.40%
Expected return of assets	7.50%	8.25%

(a)	For the primary U.S. pension plan, we are required by ERISA regulations to maintain minimum funding levels. Based on current assumptions, we do not expect to make contributions until 2020.

(b)
There are no minimum funding requirements for the UMWA plans because they are not covered by ERISA funding regulations. Using assumptions at the end of 2015, we project that the plan assets plus expected earnings on those investments will cover the benefit payments for these plans through 2026. We project that Brink’s will be required to contribute cash to the plan beginning in 2027 to pay beneficiaries.

(c)
Reconciling item represents the present value impact of any required contributions to the primary U.S. pension plan as discussed in (a) and the present value impact of projected benefit payments after the UMWA plans assets are depleted as discussed in (b).

Discounted cash flows at plan discount rates are supplemental financial measures that are not required by, or presented in accordance with GAAP.  The purpose of the discounted cash flows at plan discount rates is to present our retirement obligations after giving effect to the present value impact of certain projected payments.  We believe this measure is helpful in assessing the present value of future funding requirements of the company in order to meet plan benefit obligations.  Discounted cash flows at plan discount rates should not be considered as an alternative to the funded status of the U.S. retirement plans at December 31, 2015, as determined in accordance with GAAP and should be read in conjunction with our consolidated balance sheets.

Contingent Matters

On June 19, 2008, a lawsuit captioned Del Valle Gurria S.C. v. Servicio Pan Americano de Protección, S.A. de C.V. was filed with the Twenty-third Civil Judge in the Federal District in Mexico (the “Court”) against Servicio Pan American de Proteccion, S.A. de C.V. (SERPAPROSA), the Mexico subsidiary that we acquired in November 2010. The plaintiff claims it is owed legal fees and corresponding value-added tax (VAT), interest and expenses related to its legal representation of SERPAPROSA in connection with tax audits covering the 1991, 1992 and 1994 fiscal years. On October 28, 2010, the Court issued a decision in favor of SERPAPROSA in part and the plaintiff in part, ordering SERPAPROSA to pay the plaintiff less than $1 million for its previous representation of SERPAPROSA. Between November 2010 and October 2013, the judgment was subject to multiple appeals by both parties to the Fifth Civil Court of Appeal of the Federal District in Mexico (the “Fifth Civil Court of Appeal”) and to the First Civil Collegiate Tribunal of the First Circuit in Mexico (the “First Civil Collegiate Tribunal”), and was remanded twice to the Court for determination of the fees to be paid to the plaintiff. On December 6, 2013, the Fifth Civil Court of Appeal issued a decision in favor of the plaintiff, modifying the lower court’s ruling and ordering SERPAPROSA to pay the plaintiff approximately $7 million plus VAT and interest for its previous representation of SERPAPROSA. SERPAPROSA filed a constitutional injunction on January 20, 2014 with the First Civil Collegiate Tribunal. The appeal was granted in favor of SERPAPROSA on September 17, 2014, ordering SERPAPROSA to pay approximately $2 million plus VAT and interest. The plaintiff filed an appeal on October 7, 2014, with the Mexico Supreme Court, which was rejected by the court on October 22, 2014. The plaintiff filed two subsequent actions appealing the Supreme Court’s October 22, 2014 decision, one before the First Appellate Court in Civil Matters of the First Circuit (the “Appellate Court”) and one with the Mexico Supreme Court. The action filed before the Appellate Court was rejected on February 16, 2015; the action filed with the Mexico Supreme Court is pending. The Company has accrued $2 million, reflecting the Company’s best estimate of exposure, although additional reasonably possible losses could be up to $10 million, based on currency exchange rates at December 31, 2015. The ultimate resolution of this matter is unknown and the estimated liability may change in the future. The Company denies the allegations asserted by the plaintiff and is vigorously defending itself in this matter.

During the fourth quarter of 2015, we became aware of an investigation initiated by COFECE (the Mexican antitrust agency) related to potential anti-competitive practices among competitors in the cash logistics industry in Mexico (the industry in which Brink’s Mexican subsidiary, SERPAPROSA, is active). Because no legal proceedings have been initiated against SERPAPROSA, we cannot estimate the probability of loss or any range of estimate of possible loss at this time.  It is possible that SERPAPROSA could become the subject of legal or administrative claims or proceedings, however, that could result in a loss that could be material to the Company’s results in a future period.

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

Deferred Tax Asset Valuation Allowance

Deferred tax assets result primarily from net operating losses, tax credit carryforwards, and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates.

Accounting Policy
We establish valuation allowances, in accordance with FASB ASC Topic 740, Income Taxes, when we estimate it is not more likely than not that a deferred tax asset will be realized.  We decide to record valuation allowances primarily based on an assessment of positive and negative evidence including historical earnings and future taxable income that incorporates prudent, feasible tax-planning strategies.  We assess deferred tax assets on an individual jurisdiction basis.  Changes in tax statutes, the timing of deductibility of expenses or expectations for future performance could result in material adjustments to our valuation allowances, which would increase or decrease tax expense.  Our valuation allowances are as follows.

Valuation Allowances

	December 31,
(In millions)	2015	2014

U.S.	$20.4	20.0
Non-U.S.	25.3	20.1
Total	$45.7	40.1

Application of Accounting Policy

U.S. Deferred Tax Assets
We have $322 million of net deferred tax assets at December 31, 2015, of which $273 million related to U.S. jurisdictions.  There were no significant changes to our U.S. valuation allowances in 2014 or 2015.

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

Non-U.S. Deferred Tax Assets
We changed our judgment about the need for valuation allowances for deferred tax assets in certain non-U.S. jurisdictions as a result of changes in operating results and the outlook about the future operating performance in those jurisdictions.  As a result, we set up $1.5 million of valuation allowances in 2015 and set up $1.9 million of valuation allowances in 2014 through continuing operations.

Goodwill, Other Intangible Assets and Property and Equipment Valuations

Accounting Policy

At December 31, 2015, we had property and equipment of $549.0 million, goodwill of $185.3 million and other intangible assets of $28.5 million, net of accumulated depreciation and amortization.  We review these assets for possible impairment using the guidance in FASB ASC Topic 350, Intangibles - Goodwill and Other, for goodwill and other intangible assets and FASB ASC Topic 360, Property, Plant and Equipment, for property and equipment.  Our review for impairment requires the use of significant judgments about the future performance of our operating subsidiaries. Due to the many variables inherent in the estimates of the fair value of these assets, differences in assumptions could have a material effect on the impairment analyses.

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

For 2015, we elected to bypass the optional qualitative assessment and we performed a quantitative goodwill impairment test instead. We estimated the fair value of each reporting unit using projections of cash flows and compared to its carrying value. We completed the annual goodwill impairment test as of October 1, 2015.  With one exception, our goodwill impairment test indicated that the fair value of each reporting unit substantially exceeded its carrying value ranging from 60% to 198%.  For the Latin American Payment Services reporting unit, which has $0.9 million of goodwill at December 31, 2015, fair value exceeded carrying value by approximately 6%.

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

Estimates of Future Cash Flows
We made significant assumptions when preparing financial projections of cash flow used in our impairment analyses, including assumptions of future results of operations, capital requirements, income taxes, long-term growth rates for determining terminal value, and discount rates.  Our projections assumed continued growth of our revenues and operating profit both in the U.S. and outside the U.S.  Our conclusions regarding asset impairment may have been different if we had used different assumptions.

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

We used Mercer’s Above-Mean Curve to determine the discount rates for retirement cost and the year-end benefit obligation.

To derive the Above-Mean Curve, Mercer uses only those bonds with a yield higher than the mean yield of the same portfolio of high quality bonds.  The Above-Mean Curve reflects the way an active investment manager would select high-quality bonds to match the cash flows of the plan.

Non-U.S. Plans
We use the same cash flow matching method to derive the discount rates of our major non-U.S. retirement plans.  Where the cash flow matching method is not possible, rates of local high-quality long-term government bonds are used to estimate the discount rate.

The discount rates for the primary U.S. pension plan, UMWA retiree medical plans and black lung obligations were:

	Primary U.S. Plan			UMWA Plans			Black Lung
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rate:
Retirement cost	4.1%	5.0%	4.2%	4.0%	4.7%	3.9%	3.7%	4.4%	3.5%
Benefit obligation at year end	4.5%	4.1%	5.0%	4.4%	4.0%	4.7%	4.2%	3.7%	4.4%

Sensitivity Analysis
The discount rate we select at year end materially affects the valuations of plan obligations at year end and calculations of net periodic expenses for the following year.  The tables below compare hypothetical plan obligation valuations for our largest plans as of December 31, 2015, actual expenses for 2015 and projected expenses for 2016 assuming we had used discount rates that were one percentage point lower or higher.

Plan Obligations at December 31, 2015

(In millions)	Hypothetical 1% lower	Actual	Hypothetical 1% higher

Primary U.S. pension plan	$944.9	835.1	745.5
UMWA plans	486.6	433.1	388.8

Actual 2015 and Projected 2016 Expense (Income)

(In millions, except for percentages)		Hypothetical sensitivity analysis for discount rate assumption			Hypothetical sensitivity analysis for discount rate assumption
	Actual	1% lower	1% higher	Projected	1% lower	1% higher
Years Ending December 31,	2015	2015	2015	2016	2016	2016

Primary U.S. pension plan
Discount rate assumption	4.1%	3.1%	5.1%	4.5%	3.5%	5.5%
Retirement cost	$11.9	18.9	5.9	$5.8	12.4	—

UMWA plans
Discount rate assumption	4.0%	3.0%	5.0%	4.4%	3.4%	5.4%
Retirement cost	$7.4	8.6	6.4	$13.5	14.9	12.2

Expected-Return-on-Assets Assumption
Our expected-return-on-assets assumption, which materially affects our net periodic benefit cost, reflects the long-term average rate of return we expect the plan assets to earn.  We select the expected-return-on-assets assumption using advice from our investment advisor and actuary considering each plan’s asset allocation targets and expected overall investment manager performance and a review of the most recent long-term historical average compounded rates of return, as applicable.  We selected 7.50% as the expected-return-on-assets assumption for our primary U.S. plan and 8.25% for our UMWA retiree medical plans for actual 2015 expense and projected 2016 expense.

Over the last twenty years, the annual returns of our primary U.S. pension plan have averaged, on a compounded basis, 7.5%, while the twenty-five year compounded annual return averaged 8.9% and the 30-year compounded annual return averaged 9.0%.

Sensitivity Analysis
Effect of using different expected-rate-of-return assumptions.  Our 2015 and projected 2016 expense would have been different if we had used different expected-rate-of-return assumptions.  For every hypothetical change of one percentage point in the assumed long-term rate of return on plan assets (and holding other assumptions constant), our actual 2015 and projected 2016 expense would be as follows:

(In millions, except for percentages)		Hypothetical sensitivity analysis for expected-return-on asset assumption			Hypothetical sensitivity analysis for expected-return-on asset assumption
	Actual	1% lower	1% higher	Projected	1% lower	1% higher
Years Ending December 31,	2015	2015	2015	2016	2016	2016

Expected-return-on-asset assumption
Primary U.S. pension plan	7.50%	6.50%	8.50%	7.50%	6.50%	8.50%
UMWA plans	8.25%	7.25%	9.25%	8.25%	7.25%	9.25%

Primary U.S. pension plan	$11.9	19.2	4.6	$5.8	13.1	(1.5)
UMWA plans	7.4	9.9	4.9	13.5	15.6	11.4

Effect of improving or deteriorating actual future market returns.  Our funded status at December 31, 2016, and our 2017 expense will be different from currently projected amounts if our projected 2016 returns are better or worse than the returns we have assumed for each plan.

(In millions, except for percentages)		Hypothetical sensitivity analysis of 2016 asset return better or worse than expected
Years Ending December 31,	Projected	Better return	Worse return

Return on investments in 2016
Primary U.S. pension plan	7.50%	15.00%	—%
UMWA plans	8.25%	16.50%	—%

Projected Funded Status at December 31, 2016
Primary U.S. pension plan	$(98)	(46)	(150)
UMWA plans	(207)	(189)	(224)

2017 Expense(a)
Primary U.S. pension plan	$3	1	5
UMWA plans	13	10	16

(a)	Actual future returns on investments will not affect our earnings until 2017 since the earnings in 2016 will be based on the "expected return on assets" assumption.

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

(In millions)	Based on market-related value of assets			Hypothetical(a)
	Actual	Projected	Projected
Years Ending December 31,	2015	2016	2017	2015	2016	2017

Primary U.S. pension plan expense	$11.9	5.8	2.8	$5.7	12.2	8.8

(a)	Assumes that our accounting policy was to use the fair market value of assets instead of the market-related value of assets to determine our expense related to our primary U.S. pension plan.

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

For the UMWA plans, our largest retiree medical plans, we have assumed a medical inflation rate of 7% for 2016, and we project this rate to decline to 5% in 2022 and hold at 5% thereafter.  Our medical inflation rate assumption (including the assumption that medical inflation rates will gradually decline over the next seven years and hold at 5%) is based on macroeconomic assumptions of gross domestic growth rates, the excess of national health expenditures over other goods and services, and population growth.  The average annual medical inflation rate of the company over the last ten years was 5.5%.

If we had assumed that medical inflation rates were one percentage point higher in each future year, the plan obligation for these plans at December 31, 2015, would have been approximately $49.8 million higher and the expense for 2015 would have been $2.0 million higher.  If we had assumed that the medical inflation rates were one percentage point lower, the plan obligation at December 31, 2015, would have been approximately $42.2 million lower and the related 2015 expenses would have been $1.7 million lower.

If we had projected medical inflation rates to decline from 7% to 4.5% by 2028, instead of our projected decline to 5% by 2022, the plan obligation for the UMWA retiree medical benefit plan would have been $4.8 million higher for 2015 and our expense would be $0.5 million higher for 2016.

Excise Tax on Administrators by Patient Protection and Affordable Care Act
A 40% excise tax is expected to be imposed on high-cost health plans (“Cadillac plans”) beginning in 2020.  The tax will apply to plan costs that exceed a certain threshold level for individuals and for families, which will be indexed to inflation.  Even though the tax is not assessed directly to an employer but rather to the benefits plan administrator, the cost is expected to be passed through to plan sponsors as higher premiums or higher claims administration fees, increasing the plan sponsor’s obligations.  We project that we will have to pay the benefits plan administrator this excise tax beginning in 2020, and our plan obligations at December 31, 2015, include $15.1 million related to this tax.  We are currently unable to reduce the benefit levels of our UMWA medical plans to avoid this excise tax because these benefit levels are required by the Coal Industry Retiree Health Benefit Act of 1992.

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

Numbers of Participants
Mortality tables.  The Society of Actuaries ("SOA") issued new mortality base tables (“RP-2014”) and a longevity improvement scale (“MP-2014”) in 2014, superseding the tables developed in 2000.  The new tables reflect that people in the U.S. are living significantly longer than estimated in the 2000 tables.

We adopted the Mercer modified RP-2014 base table and Mercer modified MP-2014 projection scale, with Blue Collar adjustments for the majority of our U.S. retirement plans, and with White Collar adjustments for our nonqualified U.S. pension plan as of December 31, 2014 and going forward.

In October 2015, the SOA issued the MP-2015 mortality projection scale. This did not have any impact on our obligations as the changes in the MP-2015 projection scale were anticipated and already reflected in the Mercer modified MP-2014 projection scale.

Lump sum offer to participants in 2014.  In August 2014, we offered approximately 9,000 terminated participants that had not yet retired the option of receiving the value of their pension benefit in a lump-sum payment, or as a reduced annuity that would begin earlier.  The lump-sum elections were accepted by approximately 4,300 terminated participants resulting in payments by the plan of about $150 million.  This action helped reduce the premiums paid to the Pension Benefit Guaranty Corporation (“PBGC”) as a portion of the premiums is based on the number of participants in the plan.  We recognized a settlement loss in the fourth quarter of 2014 related to the lump-sum payment of $56 million.

Number of participants. The number of participants by major plan in the past five years is as follows:

	Number of participants
Plan	2015	2014	2013	2012	2011
UMWA plans	3,700	3,900	4,100	4,300	4,400
Black Lung	700	700	710	780	800
U.S. pension	15,000	15,200	19,800	20,100	20,400

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

Since 2003, the Venezuelan government has controlled the exchange of local currency into other currencies, including the U.S. dollar, and has required that currency exchanges be made at official rates established by the government instead of allowing open markets to determine currency rates.  Different official rates exist for different industries and purposes and the government does not approve all requests to convert bolivars to other currencies.

As a result of the restrictions on currency exchange, we have in the past been unable to obtain sufficient U.S. dollars to purchase certain imported supplies and fixed assets to fully operate our business in Venezuela.  Consequently, we have occasionally purchased more expensive, bolivar-denominated supplies and fixed assets.  Furthermore, there is a risk that official currency exchange mechanisms will be discontinued or will not be accessible when needed in the future, which may prevent us from repatriating dividends or obtaining dollars to operate our Venezuelan operations. Since the end of 2013, we have only obtained $1.2 million dollars through official exchange mechanisms and these amounts were used in Venezuela operations.

Remeasurement rates during 2013.  Through January 31, 2013, we used an official rate of 5.3 bolivars to the dollar to remeasure our bolivar-denominated monetary assets and liabilities into U.S. dollars and to translate our revenues and expenses.  After the government discontinued the use of the 5.3 rate in February 2013, we began to use the 6.3 official exchange rate to remeasure bolivar-denominated monetary assets and liabilities and to translate our revenues and expenses.  We recognized a $13.4 million net remeasurement loss in 2013 when we changed from the 5.3 to 6.3 exchange rate.  The after-tax effect of these losses attributable to noncontrolling interests was $4.7 million in 2013.

Late in 2013, the government added another official exchange process, known as SICAD, for travel and certain other purposes.  The published SICAD rate at that time ranged from 10 to 12 bolivars to the dollar.  We have only been able to obtain dollars once using the SICAD exchange mechanism and we do not know whether we will be able to access dollars at this rate in the future. We have not used the SICAD rate for translation or for remeasurement purposes.

Remeasurement rates during 2014.  Through March 23, 2014, we used an official rate of 6.3 bolivars to the dollar to remeasure our bolivar-denominated monetary assets and liabilities into U.S. dollars and to translate our revenues and expenses.  Effective March 24, 2014, the government initiated another exchange mechanism known as SICAD II and we began to use this exchange rate to remeasure bolivar-denominated monetary assets and liabilities and to translate our revenues and expenses.  During 2014, the SICAD II rate averaged approximately 50 bolivars to the dollar and, at December 31, 2014, the rate was approximately 50 bolivars to the dollar.

We recognized a $121.6 million net remeasurement loss in 2014 when we changed from the official rate of 6.3 to the SICAD II exchange rate. The after-tax effect of these losses attributable to noncontrolling interests was $39.7 million in 2014. While the SICAD II process existed, we received approval to obtain $1.2 million (weighted average exchange rate of 51) through this exchange mechanism.

Remeasurement rates during 2015. Through February 11, 2015, we used the SICAD II rates to remeasure our bolivar-denominated monetary assets and liabilities into U.S. dollars and to translate our revenue and expenses. Effective February 12, 2015, the SICAD II exchange mechanism was disbanded and we began to use the rate under the new exchange mechanism, known as SIMADI, to remeasure bolivar-denominated monetary assets and liabilities and to translate our revenue and expenses. The SIMADI rate has ranged from 170 to 200 bolivars to th dollar since it was first published and, at December 31, 2015, it was 199 bolivars to the dollar. We recognized an $18.1 million net remeasurement loss in 2015. The after-tax effect of this loss attributable to noncontrolling interests was $5.6 million. To date, we have received minimal U.S. dollars using the SIMADI process.

Remeasuring our Venezuelan results using the SIMADI rate has had the following effects on our reported 2015 results:

•	Our Venezuelan operations have become a less-significant component of Brink’s consolidated revenues and operating profit.

•
Our Venezuelan operations profit margin percentage declined as the historical U.S. dollar nonmonetary assets were not remeasured to a lower U.S. dollar basis but instead retained a historical higher basis which was used for depreciation and other expense attribution. Our nonmonetary assets were $13.5 million at December 31, 2015, and $55.0 million at December 31, 2014.

•
Our investment in our Venezuelan operations on an equity-method basis has declined.  Our investment was $26.0 million at December 31, 2015, which included $18.7 million in net payables to other Brink's affiliates and $59.6 million at December 31, 2014, which included $17.6 million in net payables to other Brink's affiliates.

•
Our bolivar-denominated net monetary assets included in our consolidated balance sheets have declined.  Our bolivar-denominated net monetary assets were $9.5 million (including $6.2 million of cash and cash equivalents) at December 31, 2015, and $23.5 million (including $12.6 million of cash and cash equivalents) at December 31, 2014.

•	Accumulated other comprehensive losses attributable to Brink’s shareholders related to our Venezuelan operations were approximately $113 million at December 31, 2015 and at December 31, 2014.

Argentina
We use the official exchange rate to translate the Brink's Argentina balance sheet and income statement. During 2015, the official exchange rate ranged from 8.5 to 9.8 local pesos to the U.S. dollar until December 17, 2015 when the currency was devalued. At December 31, 2015, the official exchange rate was 12.9 local pesos to the U.S. dollar.

The government in Argentina had periodically imposed limits on the exchange of local pesos into U.S. dollars. As a result, we elected to repatriate cash from Argentina using different means to convert Argentine pesos into U.S. dollars. Conversions prior to the December 17, 2015 devaluation had settled at rates approximately 30% to 40% less favorable than the rates at which we translated the financial statements of our subsidiary in Argentina. After the currency was devalued, we completed a conversion transaction at a rate approximately 10% less favorable than the newly devalued rate. See note 19 Supplemental Cash Flow Information for more information. We recognized losses from converting local pesos into U.S. dollars of $7.1 million in 2015 and $3.6 million in 2014. These conversion losses are classified in the consolidated statements of operations as other operating income (expense). At December 31, 2015, we had cash and short term investments denominated in pesos of $10.9 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs.  Under ASU 2015-03, certain debt issuance costs reported as assets must be reclassified and shown as direct adjustments to the reported debt liability.  We elected to early adopt this ASU as of December 31, 2015 using the retrospective transition method.
In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent). This new standard eliminates the requirement to categorize investments in the fair value hierarchy if their fair values are measured at net asset value per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. This new standard impacted our fair value disclosures related to retirement benefit plan investments. We elected to early adopt this ASU as of December 31, 2015 using the retrospective transition method. As a result, the fair value hierarchy presentation as reported at December 31, 2014 has been updated to reflect this guidance.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This new standard requires that all deferred tax assets and deferred tax liabilities shall be classified as noncurrent. We elected to early adopt this ASU as of the beginning of the fourth quarter of 2015 using the prospective transition method. In our December 31, 2015 balance sheet, deferred tax assets and deferred tax liabilities are reported as noncurrent as prescribed by the prospective transition method. We have not adjusted the classification of deferred tax assets and deferred tax liabilities in our December 31, 2014 balance sheet.

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

The sensitivity analyses discussed below for the market risk exposures were based on the facts and circumstances in effect at December 31, 2015.  Actual results will be determined by a number of factors that are not under management’s control and could vary materially from those disclosed.

Interest Rate Risk

We use both fixed and floating rate debt and leases to finance our operations. Floating rate obligations, including our Revolving Facility, expose us to fluctuations in cash flows due to changes in the general level of interest rates.  Fixed rate obligations, including our unsecured notes, are subject to fluctuations in fair values as a result of changes in interest rates.

Based on the contractual interest rates on the floating rate debt at December 31, 2015, a hypothetical 10% increase in rates would increase cash outflows by approximately $0.8 million over a twelve-month period.  In other words, our weighted average interest rate on our floating rate instruments was 2.6% per annum at December 31, 2015.  If that average rate were to increase by 0.3 percentage points to 2.9%, the cash outflows associated with these instruments would increase by $0.8 million annually.  The effect on the fair values on our unsecured notes for a hypothetical 10% decrease in the yield curve from year-end 2015 levels would result in a $1.6 million increase for our unsecured notes in the fair values of the debt.

Foreign Currency Risk

We have exposure to the effects of foreign currency exchange rate fluctuations on the results of all of our foreign operations.  Our foreign operations generally use local currencies to conduct business but their results are reported in U.S. dollars.

We are also exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of domestic and foreign operations.  To mitigate these exposures, we, from time to time, enter into foreign currency forward and swap contracts.  At December 31, 2015, the notional value of our shorter term outstanding foreign currency forward and swap contracts was $51.8 million with average contract maturities of approximately one month.  These shorter term contracts primarily offset exposures in the British pound, the euro and the Mexican peso.  Additionally, these shorter term contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings. We also have a longer term cross currency swap contract to hedge exposure in the Brazilian real which is designated as a cash flow hedge for accounting purposes. At December 31, 2015, the notional value of that longer term contract was $14.3 million with a weighted average maturity of 1.1 years. We do not use derivative financial instruments to hedge investments in foreign subsidiaries since such investments are long-term in nature.

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from the 2015 levels against all other currencies of countries in which we have continuing operations are as follows:

(In millions)	Hypothetical Effects Increase/ (decrease)

Effect on Earnings:
Translation of 2015 earnings into U.S. dollars	$(12.7)
Transaction gains (losses)	(1.6)
Effect on Other Comprehensive Income (Loss):
Translation of net assets of foreign subsidiaries	(63.5)

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
FOR THE YEAR ENDED DECEMBER 31, 2015

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013).”

Based on this assessment, our management believes that, as of December 31, 2015, our internal control over financial reporting is effective based on the COSO criteria.

KPMG LLP, the independent registered public accounting firm which audits our consolidated financial statements, has issued an attestation report of our internal control over financial reporting.  KPMG’s attestation report appears on page 63.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Brink’s Company:

We have audited The Brink’s Company’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Brink’s Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Brink’s Company and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 29, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia
February 29, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Brink’s Company:

We have audited the accompanying consolidated balance sheets of The Brink’s Company and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three‑year period ended December 31, 2015.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Brink’s Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Brink’s Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia
February 29, 2016

THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets

	December 31,
(In millions, except for per share amounts)	2015	2014

ASSETS

Current assets:
Cash and cash equivalents	$198.3	176.2
Accounts receivable (net of allowance: 2015 - $9.1; 2014 - $10.0)	478.1	530.5
Prepaid expenses and other	101.3	129.0
Deferred income taxes	—	71.9
Total current assets	777.7	907.6

Property and equipment, net	549.0	669.5
Goodwill	185.3	215.7
Other intangibles	28.5	39.8
Deferred income taxes	329.8	289.5
Other	76.4	69.9

Total assets	$1,946.7	2,192.0

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$29.1	59.4
Current maturities of long-term debt	43.3	34.1
Accounts payable	155.3	168.6
Accrued liabilities	414.1	466.3
Total current liabilities	641.8	728.4

Long-term debt	358.1	373.1
Accrued pension costs	219.4	219.0
Retirement benefits other than pensions	259.2	257.1
Deferred income taxes	8.1	10.8
Other	129.5	129.8
Total liabilities	1,616.1	1,718.2

Commitments and contingent liabilities (notes 3, 4, 13, 15, 18, 22 and 23)

Equity:
The Brink’s Company (“Brink’s”) shareholders:
Common stock, par value $1 per share:
Shares authorized: 100.0
Shares issued and outstanding: 2015 - 48.9; 2014 - 48.6	48.9	48.6
Capital in excess of par value	599.6	584.5
Retained earnings	561.3	592.9
Accumulated other comprehensive income (loss):
Benefit plan adjustments	(570.5)	(571.7)
Foreign currency translation	(322.6)	(222.1)
Unrealized gains on available-for-sale securities	1.1	1.4
Gains on cash flow hedges	0.1	0.4
Accumulated other comprehensive loss	(891.9)	(792.0)

Brink’s shareholders	317.9	434.0

Noncontrolling interests	12.7	39.8

Total equity	330.6	473.8

Total liabilities and equity	$1,946.7	2,192.0

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
(In millions, except for per share amounts)	2015	2014	2013

Revenues	$3,061.4	3,562.3	3,778.6

Costs and expenses:
Cost of revenues	2,471.6	2,948.2	3,059.2
Selling, general and administrative expenses	463.8	560.6	546.8
Total costs and expenses	2,935.4	3,508.8	3,606.0
Other operating expense	(69.4)	(81.0)	(9.4)

Operating profit (loss)	56.6	(27.5)	163.2

Interest expense	(18.9)	(23.4)	(25.1)
Interest and other income (expense)	3.4	1.9	1.5
Income (loss) from continuing operations before tax	41.1	(49.0)	139.6
Provision for income taxes	66.5	36.7	49.3

Income (loss) from continuing operations	(25.4)	(85.7)	90.3

Loss from discontinued operations, net of tax	(2.8)	(29.1)	(9.2)

Net income (loss)	(28.2)	(114.8)	81.1
Less net income (loss) attributable to noncontrolling interests	(16.3)	(30.9)	24.3

Net income (loss) attributable to Brink’s	$(11.9)	(83.9)	56.8

Amounts attributable to Brink’s:
Continuing operations	$(9.1)	(54.8)	66.0
Discontinued operations	(2.8)	(29.1)	(9.2)

Net income (loss) attributable to Brink’s	$(11.9)	(83.9)	56.8

Earnings (loss) per share attributable to Brink’s common shareholders(a):
Basic:
Continuing operations	$(0.19)	(1.12)	1.36
Discontinued operations	(0.06)	(0.59)	(0.19)
Net income (loss)	(0.24)	(1.71)	1.17

Diluted:
Continuing operations	$(0.19)	(1.12)	1.35
Discontinued operations	(0.06)	(0.59)	(0.19)
Net income (loss)	(0.24)	(1.71)	1.16

Weighted-average shares
Basic	49.3	49.0	48.7
Diluted	49.3	49.0	49.0

(a) Amounts may not add due to rounding.

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(In millions)	2015	2014	2013

Net income (loss)	$(28.2)	(114.8)	81.1

Benefit plan adjustments:
Benefit plan experience gains (losses)	4.4	(134.3)	265.0
Benefit plan prior service (costs) credits	(3.6)	(2.9)	63.0
Deferred profit sharing	—	0.3	(0.3)
Total benefit plan adjustments	0.8	(136.9)	327.7

Foreign currency translation adjustments	(104.1)	(87.0)	(32.8)
Unrealized net gains (losses) on available-for-sale securities	(0.5)	(0.4)	0.1
Gains (loss) on cash flow hedges	(0.3)	(0.2)	0.6
Other comprehensive income (loss) before tax	(104.1)	(224.5)	295.6
Provision (benefit) for income taxes	(0.7)	(43.0)	141.0

Other comprehensive income (loss)	(103.4)	(181.5)	154.6

Comprehensive income (loss)	(131.6)	(296.3)	235.7
Less comprehensive income (loss) attributable to noncontrolling interests	(20.1)	(37.7)	22.5

Comprehensive income (loss) attributable to Brink’s	$(111.5)	(258.6)	213.2

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Equity

Years Ended December 31, 2015, 2014 and 2013

(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Attributable to Noncontrolling Interests	Total
Balance as of December 31, 2012	47.8	$47.8	568.3	659.1	(773.4)	75.0	576.8
Net income	—	—	—	56.8	—	24.3	81.1
Other comprehensive income (loss)	—	—	—	—	156.4	(1.8)	154.6
Dividends to:
Brink’s common shareholders ($0.40 per share)	—	—	—	(19.2)	—	—	(19.2)
Noncontrolling interests	—	—	—	—	—	(6.0)	(6.0)
Share-based compensation:
Stock options and awards:
Compensation expense	—	—	9.9	—	—	—	9.9
Consideration from exercise of stock options	0.3	0.3	6.4	—	—	—	6.7
Reduction in excess tax benefit of stock compensation	—	—	(2.8)	—	—	—	(2.8)
Other share-based benefit programs	0.3	0.3	(3.6)	(0.3)	—	—	(3.6)
Acquisitions of noncontrolling interests	—	—	(11.8)	—	(0.3)	(6.4)	(18.5)
Capital contributions from noncontrolling interest	—	—	—	—	—	0.5	0.5
Balance as of December 31, 2013	48.4	48.4	566.4	696.4	(617.3)	85.6	779.5
Net loss	—	—	—	(83.9)	—	(30.9)	(114.8)
Other comprehensive loss	—	—	—	—	(174.7)	(6.8)	(181.5)
Dividends to:
Brink’s common shareholders ($0.40 per share)	—	—	—	(19.4)	—	—	(19.4)
Noncontrolling interests	—	—	—	—	—	(8.6)	(8.6)
Share-based compensation:
Stock options and awards:
Compensation expense	—	—	17.3	—	—	—	17.3
Consideration from exercise of stock options	—	—	0.4	—	—	—	0.4
Reduction in excess tax benefit of stock compensation	—	—	(0.6)	—	—	—	(0.6)
Other share-based benefit programs	0.2	0.2	1.0	(0.2)	—	—	1.0
Capital contributions from noncontrolling interest	—	—	—	—	—	0.5	0.5
Balance as of December 31, 2014	48.6	48.6	584.5	592.9	(792.0)	39.8	473.8
Net loss	—	—	—	(11.9)	—	(16.3)	(28.2)
Other comprehensive loss	—	—	—	—	(99.6)	(3.8)	(103.4)
Dividends to:
Brink’s common shareholders ($0.40 per share)	—	—	—	(19.5)	—	—	(19.5)
Noncontrolling interests	—	—	—	—	—	(5.3)	(5.3)
Share-based compensation:
Stock options and awards:
Compensation expense	—	—	14.1	—	—	—	14.1
Consideration from exercise of stock options	0.2	0.2	3.6	—	—	—	3.8
Reduction in excess tax benefit of stock compensation	—	—	(1.8)	—	—	—	(1.8)
Other share-based benefit programs	0.1	0.1	0.6	(0.2)	—	—	0.5
Business dispositions	—	—	—	—	—	(1.9)	(1.9)
Acquisitions of noncontrolling interests	—	—	(1.4)	—	(0.3)	0.2	(1.5)
Balance as of December 31, 2015	48.9	$48.9	599.6	561.3	(891.9)	12.7	330.6

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(In millions)	2015	2014	2013

Cash flows from operating activities:
Net income (loss)	$(28.2)	(114.8)	81.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net of tax	2.8	29.1	9.2
Depreciation and amortization	139.9	161.9	165.8
Share-based compensation expense	14.1	17.3	9.9
Deferred income taxes	7.1	(28.4)	(34.6)
Gains and losses:
Available-for-sale securities	(1.1)	(0.4)	(0.4)
Property and other assets	(0.9)	(44.9)	(2.4)
Business acquisitions and dispositions	6.3	—	(2.8)
Venezuela impairment	35.3	—	—
Other impairment losses	1.9	3.3	2.9
Retirement benefit funding (more) less than expense:
Pension	10.8	(23.6)	11.3
Other than pension	9.2	1.5	15.0
Remeasurement losses due to Venezuela currency devaluations	18.1	121.6	13.4
Other operating	2.6	7.6	2.3
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and income taxes receivable	(44.8)	(90.7)	(69.7)
Accounts payable, income taxes payable and accrued liabilities	33.0	105.5	23.6
Customer obligations	12.5	15.4	(9.7)
Prepaid and other current assets	(3.4)	(9.9)	(19.4)
Other	(4.4)	(14.7)	(11.0)
Discontinued operations	(2.0)	5.5	17.0
Net cash provided by operating activities	208.8	141.3	201.5

Cash flows from investing activities:
Capital expenditures	(101.1)	(136.1)	(172.9)
Acquisitions	—	(4.6)	(18.1)
Dispositions, net of cash disposed	(14.6)	—	—
Available-for-sale securities:
Purchases	(27.3)	—	—
Sales	33.9	0.9	9.9
Cash proceeds from sale of property, equipment and investments	1.9	62.7	5.9
Other	1.6	(3.6)	(0.5)
Discontinued operations	1.9	(13.3)	52.7
Net cash used by investing activities	(103.7)	(94.0)	(123.0)

Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term debt	(19.2)	(7.8)	60.5
Long-term revolving credit facilities:
Borrowings	569.5	703.8	432.6
Repayments	(633.9)	(588.8)	(418.8)
Other long-term debt:
Borrowings	86.1	7.5	3.8
Repayments	(42.0)	(81.0)	(27.3)
Acquisitions of noncontrolling interests	(1.5)	—	(18.5)
Payment of acquisition-related obligation	—	—	(12.8)
Nonrecourse financing of real estate transaction	14.5	—	—
Dividends to:
Shareholders of Brink’s	(19.5)	(19.4)	(19.2)
Noncontrolling interests in subsidiaries	(5.3)	(8.6)	(6.0)
Proceeds from exercise of stock options	3.8	0.4	6.7
Minimum tax withholdings associated with share-based compensation	(2.0)	(1.2)	(3.5)
Other	0.3	(1.6)	(1.0)
Discontinued operations	0.2	—	(2.5)
Net cash (used) provided by financing activities	(49.0)	3.3	(6.0)
Effect of exchange rate changes on cash and cash equivalents	(34.0)	(129.9)	(18.7)
Cash and cash equivalents:
Increase (decrease)	22.1	(79.3)	53.8
Balance at beginning of period	176.2	255.5	201.7
Balance at end of period	$198.3	176.2	255.5

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Summary of Significant Accounting Policies

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

Principles of Consolidation
The consolidated financial statements include the accounts of Brink’s and the subsidiaries it controls.  Control is determined based on ownership rights or, when applicable, based on whether we are considered to be the primary beneficiary of a variable interest entity.  Our interest in 20% to 50% owned companies that are not controlled are accounted for using the equity method (“equity affiliates”), unless we do not sufficiently influence the management of the investee.  Other investments are accounted for as cost-method investments or as available-for-sale investments.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits and investments with original maturities of three months or less.  Cash and cash equivalents include amounts held by certain of our secure cash management services operations for customers for which, under local regulations, the title transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources.  We record a liability for the amounts owed to customers (see note 11).

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

Leasehold improvements are recorded at cost.  Amortization is calculated principally on the straight-line method over the lesser of the estimated useful life of the leasehold improvement or the lease term.  Renewal periods are included in the lease term when the renewal is determined to be reasonably assured.

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

Goodwill and Other Intangible Assets

Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired.  Intangible assets arising from business acquisitions include customer lists, customer relationships, covenants not to compete, trademarks and other identifiable intangibles.  At December 31, 2015, finite-lived intangible assets have remaining useful lives ranging from 1 to 12 years and are amortized based on the pattern in which the economic benefits are used or on a straight-line basis.

Impairment of Goodwill and Long-Lived Assets
Goodwill is not amortized but is tested at least annually for impairment at the reporting unit level, which is at the operating segment level or one level below an operating segment. Goodwill is assigned to one or more reporting units at the date of acquisition. Prior to the restructuring of our global organization in the fourth quarter of 2014, our reporting units were Latin America, EMEA, North America and Asia.

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

We performed goodwill impairment tests on the reporting units that had goodwill as of October 1, 2015. We performed a quantitative analysis to determine whether reporting unit fair values exceeded their carrying amounts. We based our estimates of fair value on projected future cash flows and completed these impairment tests, as well as the tests in the previous two years, with no impairment charges required.

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

Retirement Benefit Plans
We account for retirement benefit obligations under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 715, Compensation – Retirement Benefits.  For U.S. and certain non-U.S. retirement plans, we derive the discount rates used to measure the present value of benefit obligations using the cash flow matching method.  Under this method, we compare the plan’s projected payment obligations by year with the corresponding yields on a Mercer yield curve.  Each year’s projected cash flows are then discounted back to their present value at the measurement date and an overall discount rate is determined.  The overall discount rate is then rounded to the nearest tenth of a percentage point.  In non-U.S. locations where the cash flow matching method is not possible, rates of local high-quality long-term government bonds are used to select the discount rate.

We used Mercer’s Above-Mean Curve to determine the discount rates for the year-end benefit obligations and retirement cost of our U.S. retirement plans.

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

Since 2003, the Venezuelan government has controlled the exchange of local currency into other currencies, including the U.S. dollar, and has required that currency exchanges be made at official rates established by the government instead of allowing open markets to determine currency rates.  Different official rates exist for different industries and purposes and the government does not approve all requests to convert bolivars to other currencies.

As a result of the restrictions on currency exchange, we have in the past been unable to obtain sufficient U.S. dollars to purchase certain imported supplies and fixed assets to fully operate our business in Venezuela.  Consequently, we have occasionally purchased more expensive, bolivar-denominated supplies and fixed assets.  Furthermore, there is a risk that official currency exchange mechanisms will be discontinued or will not be accessible when needed in the future, which may prevent us from repatriating dividends or obtaining dollars to operate our Venezuelan operations.

Remeasurement rates during 2013.  Through January 31, 2013, we used an official rate of 5.3 bolivars to the dollar to remeasure our bolivar-denominated monetary assets and liabilities into U.S. dollars and to translate our revenues and expenses.  After the government discontinued the use of the 5.3 rate in February 2013, we began to use the 6.3 official exchange rate to remeasure bolivar-denominated monetary assets and liabilities and to translate our revenues and expenses.  We recognized a $13.4 million net remeasurement loss in 2013 when we changed from the 5.3 to 6.3 exchange rate.  The after-tax effect of these losses attributable to noncontrolling interests was $4.7 million in 2013.

Late in 2013, the government added another official exchange process, known as SICAD, for travel and certain other purposes.  The published SICAD rate at that time ranged from 10 to 12 bolivars to the dollar.  We have only been able to obtain dollars once using the SICAD exchange mechanism and we do not know whether we will be able to access dollars at this rate in the future. We have not used the SICAD rate for translation or for remeasurement purposes.

Remeasurement rates during 2014.  Through March 23, 2014, we used the official rate of 6.3 bolivars to the dollar to remeasure our bolivar-denominated monetary assets and liabilities into U.S. dollars and to translate our revenues and expenses.  Effective March 24, 2014, the government initiated another exchange mechanism known as SICAD II and we began to use this exchange rate to remeasure bolivar-denominated monetary assets and liabilities and to translate our revenues and expenses.  During 2014, the SICAD II rate averaged approximately 50 bolivars to the dollar and, at December 31, 2014, the rate was approximately 50 bolivars to the dollar.

We recognized a $121.6 million net remeasurement loss in 2014 when we changed from the 6.3 rate to the SICAD II exchange rate. The after-tax effect of these losses attributable to noncontrolling interests was $39.7 million in 2014.

While the SICAD II process existed, we received approval to obtain $1.2 million (weighted average exchange rate of 51) through this exchange mechanism.

Remeasurement rates during 2015. Through February 11, 2015, we used the SICAD II rates to remeasure our bolivar-denominated monetary assets and liabilities into U.S. dollars and to translate our revenue and expenses. Effective February 12, 2015, the SICAD II exchange mechanism was disbanded and we began to use the rate under the new exchange mechanism, known as SIMADI, to remeasure bolivar-denominated monetary assets and liabilities and to translate our revenue and expenses. The SIMADI rate has ranged from 170 to 200 bolivars to the dollar since it was first published and, at December 31, 2015, it was 199 bolivars to the dollar. We recognized an $18.1 million net remeasurement loss in 2015. The after-tax effect of this loss attributable to noncontrolling interests was $5.6 million. To date, we have received minimal U.S. dollars using the SIMADI process.

Remeasuring our Venezuelan results using the SIMADI rate has had the following effects on our reported 2015 results:

•	Our Venezuelan operations have become a less-significant component of Brink’s consolidated revenues and operating profit.

•
Our Venezuelan operations profit margin percentage declined as the historical U.S. dollar nonmonetary assets were not remeasured to a lower U.S. dollar basis but instead retained a historical higher basis which was used for depreciation and other expense attribution. Our nonmonetary assets were $13.5 million at December 31, 2015, and $55.0 million at December 31, 2014.

•
Our investment in our Venezuelan operations on an equity-method basis has declined.  Our investment was $26.0 million at December 31, 2015, which included $18.7 million in net payables to other Brink's affiliates and $59.6 million at December 31, 2014, which included $17.6 million in net payables to other Brink's affiliates.

•
Our bolivar-denominated net monetary assets included in our consolidated balance sheets have declined.  Our bolivar-denominated net monetary assets were $9.5 million (including $6.2 million of cash and cash equivalents) at December 31, 2015, and $23.5 million (including $12.6 million of cash and cash equivalents) at December 31, 2014.

•	Accumulated other comprehensive losses attributable to Brink’s shareholders related to our operations in Venezuela were approximately $113 million at December 31, 2015 and at December 31, 2014.

On February 17, 2016, the Venezuelan government announced that they would allow the SIMADI rate to float freely. As of February 24, 2016, the SIMADI rate was approximately 205 bolivars to the dollar.

Impairment of Long-lived Assets in Venezuela
During the second quarter of 2015, Brink's elected to evaluate and pursue strategic options for the Venezuelan business. Our consideration of these strategic options is ongoing and, during the second quarter of 2015, required us to perform an impairment review of the carrying values of our Venezuelan long-lived assets in accordance with FASB ASC Topic 360, Property, Plant and Equipment. Our asset impairment analysis included management's best estimate of associated cash flows relating to the long-lived assets and included fair value assumptions that reflect conditions that exist in a volatile economic environment. Future events or actions relative to our Venezuelan business may result in further adjustments.

As a result of our impairment analysis, we recognized a $35.3 million impairment charge in 2015. The carrying value of the long-lived assets of our Venezuelan operations is $6.4 million at December 31, 2015. We have not reclassified any of the $113 million of accumulated other comprehensive losses attributable to Brink’s shareholders related to our operations in Venezuela into earnings.

Argentina
We use the official exchange rate to translate the Brink's Argentina balance sheet and income statement. During 2015, the official exchange rate ranged from 8.5 to 9.8 local pesos to the U.S. dollar until December 17, 2015 when the currency was devalued. At December 31, 2015, the official exchange rate was 12.9 local pesos to the U.S. dollar.

The government in Argentina had periodically imposed limits on the exchange of local pesos into U.S. dollars. As a result, we elected to repatriate cash from Argentina using different means to convert Argentine pesos into U.S. dollars. Conversions prior to the December 17, 2015 devaluation had settled at rates approximately 30% to 40% less favorable than the rates at which we translated the financial statements of our subsidiary in Argentina. After the currency was devalued, we completed a conversion transaction at a rate approximately 10% less favorable than the newly devalued rate. See note 19 Supplemental cash flow information for more information. We recognized losses from converting local pesos into U.S. dollars of $7.1 million in 2015 and $3.6 million in 2014. These conversion losses are classified in the consolidated statements of operations as other operating income (expense). At December 31, 2015, we had cash and short term investments denominated in local pesos of $10.9 million.

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

New Accounting Standards
In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs.  Under ASU 2015-03, certain debt issuance costs reported as assets must be reclassified and shown as direct adjustments to the reported debt liability.  We elected to early adopt this ASU as of December 31, 2015 using the retrospective transition method.
In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent). This new standard eliminates the requirement to categorize investments in the fair value hierarchy if their fair values are measured at net asset value per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. This new standard impacted our fair value disclosures related to retirement benefit plan investments. We elected to early adopt this ASU as of December 31, 2015 using the retrospective transition method. As a result, the fair value hierarchy presentation as reported at December 31, 2014 has been updated to reflect this guidance.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This new standard requires that all deferred tax assets and deferred tax liabilities shall be classified as noncurrent. We elected to early adopt this ASU as of the beginning of the fourth quarter of 2015 using the prospective transition method. In our December 31, 2015 balance sheet, deferred tax assets and deferred tax liabilities are reported as noncurrent as prescribed by the prospective transition method. We have not adjusted the classification of deferred tax assets and deferred tax liabilities in our December 31, 2014 balance sheet.

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

Effective December 2014, we reorganized the majority of Brink’s country operations under two business units: Largest 5 Markets (including U.S., France, Mexico, Brazil and Canada), and Global Markets (for the country operations outside the Largest 5 Markets). Country operations typically provide Cash-in-Transit (“CIT”) Services, ATM Services, Cash Management Services and Global Services.  Reporting lines within these two business units are supplemented by a matrixed, centralized management of the Global Services operations. The Payment Services business has a centralized organizational structure.

As a result of this reorganization, beginning in 2014, we report financial results in the following nine operating segments:

•	Each of the five countries within Largest 5 Markets (U.S., France, Mexico, Brazil and Canada)

•	Each of the three regions within Global Markets (Latin America, EMEA and Asia)

•	Payment Services

When reviewing segment operating results for the first quarter of 2015, the CODM determined that it was no longer useful to include the operations of Venezuela in the evaluation of the results for the Global Markets - Latin America segment. Accordingly, the Company changed the composition of its reportable segments effective January 1, 2015 to exclude the Venezuela business. The Venezuela operations are now reported as part of other items not allocated to segments for all periods presented. This change in the Company’s segment composition and segment performance measure provides the CODM with information to effectively assess segment performance and to make resource and allocation decisions. In addition, the removal of Venezuela from the Latin America segment provides our investors with an understanding of
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

	Revenues			Operating Profit (Loss)
	Years Ended December 31,			Years Ended December 31,
(In millions)	2015	2014	2013	2015	2014	2013
Reportable Segments:
U.S.	$730.4	727.8	707.5	$15.1	22.8	12.8
France	431.5	517.4	517.6	34.7	39.4	44.5
Mexico	333.0	388.2	423.9	24.2	9.6	26.9
Brazil	270.4	364.1	354.4	23.8	34.2	41.1
Canada	153.7	179.7	191.4	10.7	12.8	10.5
Largest 5 Markets	1,919.0	2,177.2	2,194.8	108.5	118.8	135.8
Latin America	369.9	380.6	407.1	76.3	50.4	59.6
EMEA	444.7	556.3	540.6	35.7	52.5	47.0
Asia	157.4	139.8	134.2	28.7	23.1	21.0
Global Markets	972.0	1,076.7	1,081.9	140.7	126.0	127.6
Payment Services	85.9	96.6	54.8	(7.2)	(4.9)	1.0
Total reportable segments	2,976.9	3,350.5	3,331.5	242.0	239.9	264.4
Reconciling Items:
Corporate items:
General, administrative and other expenses	—	—	—	(81.0)	(110.8)	(117.7)
Foreign currency transaction losses	—	—	—	(8.8)	(2.6)	(2.4)
Reconciliation of segment policies to GAAP	—	—	—	4.6	(2.3)	2.7
Other items not allocated to segments:
Venezuela operations	84.5	211.8	447.1	(47.7)	(97.9)	65.7
Reorganization and Restructuring	—	—	—	(15.3)	(21.8)	—
U.S. and Mexican retirement plans	—	—	—	(31.2)	(79.0)	(55.3)
Acquisitions and dispositions	—	—	—	(6.0)	49.4	5.8
Share-based compensation adj.	—	—	—	—	(2.4)	—
Total	$3,061.4	3,562.3	3,778.6	$56.6	(27.5)	163.2

See "Other Items Not Allocated to Segment" on pages 30–31 to the consolidated financial statements for explanations of each of the other items not allocated to segments.

	Years Ended December 31,
(In millions)	2015	2014	2013

Capital Expenditures by Business Segment
U.S.	$21.7	31.1	42.4
France	16.0	17.9	13.8
Mexico	9.3	13.3	24.5
Brazil	6.2	14.7	13.2
Canada	6.1	6.4	9.6
Largest 5 Markets	59.3	83.4	103.5
Latin America	13.5	17.0	17.8
EMEA	11.1	9.4	8.9
Asia	4.2	3.6	2.4
Global Markets	28.8	30.0	29.1
Payment Services	1.7	0.8	1.5
Segments	89.8	114.2	134.1
Corporate items	7.0	16.5	29.8
Venezuela	4.3	5.4	9.0
Total	$101.1	136.1	172.9

Depreciation and Amortization by Business Segment
Depreciation and amortization of property and equipment:
U.S.	$47.6	49.8	49.1
France	15.5	19.3	22.1
Mexico	14.4	19.6	19.2
Brazil	7.6	8.8	9.0
Canada	8.1	8.5	8.3
Largest 5 Markets	93.2	106.0	107.7
Latin America	10.0	12.2	13.5
EMEA	11.5	13.6	16.9
Asia	3.9	3.2	3.7
Global Markets	25.4	29.0	34.1
Payment Services	1.9	2.2	2.2
Segments	120.5	137.2	144.0
Corporate items	11.3	9.7	6.4
Venezuela	3.9	9.5	9.0
Depreciation and amortization of property and equipment	135.7	156.4	159.4

Amortization of intangible assets:
U.S.	—	—	0.2
France	0.2	0.3	0.4
Brazil	1.2	1.4	1.7
Largest 5 Markets	1.4	1.7	2.3
Latin America	0.3	0.3	0.4
EMEA	0.6	1.1	1.2
Asia	0.9	0.9	1.0
Global Markets	1.8	2.3	2.6
Payment Services	1.0	1.5	1.5
Amortization of intangible assets	4.2	5.5	6.4
Total	$139.9	161.9	165.8

	December 31,
(In millions)	2015	2014	2013

Assets held by Segment
U.S.	$325.0	327.4	330.0
France	239.6	244.7	246.6
Mexico	229.0	258.9	285.1
Brazil	109.7	165.0	165.8
Canada	81.3	92.3	96.5
Largest 5 Markets	984.6	1,088.3	1,124.0
Latin America	155.3	189.8	240.6
EMEA	274.6	308.0	382.8
Asia	99.8	109.2	115.1
Global Markets	529.7	607.0	738.5
Payment Services	53.1	63.7	72.0
Segments	1,567.4	1,759.0	1,934.5
Corporate items	332.4	326.8	282.4
Venezuela	46.9	106.2	280.5
Total	$1,946.7	2,192.0	2,497.4

Long-Lived Assets by Geographic Area(a)
Non-U.S.:
France	$68.1	75.7	88.5
Mexico	93.2	114.4	136.8
Brazil	34.0	47.9	47.6
Canada	38.9	47.9	50.7
Other	122.7	175.5	216.3
Subtotal	356.9	461.4	539.9
U.S.	192.1	208.1	218.8
Total	$549.0	669.5	758.7

(a)	Long-lived assets include only property and equipment.

	Years Ended December 31,
(In millions)	2015	2014	2013

Revenues by Geographic Area(a)
Outside the U.S.:
France	$431.5	517.4	542.5
Mexico	333.7	388.5	424.1
Brazil	336.4	442.3	392.0
Canada	153.7	179.7	191.4
Other	1,069.6	1,305.8	1,521.1
Subtotal	2,324.9	2,833.7	3,071.1
U.S.	736.5	728.6	707.5
Total	$3,061.4	3,562.3	3,778.6

(a)
Revenues are recorded in the country where service is initiated or performed. No single customer represents more than 10% of total revenue.  Geographic disclosures of country revenues include the Payments Services segment in Mexico, Brazil, Colombia and the U.S.

	December 31,
(In millions)	2015	2014	2013

Net assets outside the U.S.
France	$87.1	96.3	110.8
Other EMEA countries	147.5	146.1	180.6
Mexico	86.1	88.4	101.2
Brazil	87.9	111.1	105.2
Other Latin American countries	115.2	182.4	273.0
Asian countries	73.7	69.2	72.7
Canada	50.3	53.4	69.3
Total	$647.8	746.9	912.8

(In millions)	2015	2014	2013

Information about Unconsolidated Equity Affiliates held by Global Markets:
Carrying value of investments and advances at December 31	$4.9	2.7	2.3
Undistributed earnings at December 31	2.2	1.1	0.8
Share of equity earnings	0.5	0.5	0.7

Brink’s sold an equity investment in a CIT business in Peru in 2014. This investment is not allocated to segments. The carrying value was $13.5 million at December 31, 2013. The equity earnings from this investment were $3.8 million in 2014 and $6.1 million in 2013.

Note 3 - Retirement Benefits

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

Components of Net Periodic Pension Cost

(In millions)	U.S. Plans			Non-U.S. Plans			Total
Years Ended December 31,	2015	2014	2013	2015	2014	2013	2015	2014	2013

Service cost	$—	—	—	$10.4	12.5	15.0	$10.4	12.5	15.0
Interest cost on projected benefit obligation	36.0	45.3	42.2	11.2	18.4	19.1	47.2	63.7	61.3
Return on assets – expected	(54.6)	(63.9)	(56.9)	(9.5)	(14.4)	(12.9)	(64.1)	(78.3)	(69.8)
Amortization of losses	31.2	28.2	45.1	5.0	2.3	6.1	36.2	30.5	51.2
Amortization of prior service cost	—	—	—	0.9	1.0	0.8	0.9	1.0	0.8
Settlement loss (a)	—	56.1	0.1	5.7	6.3	2.6	5.7	62.4	2.7
Net periodic pension cost	$12.6	65.7	30.5	$23.7	26.1	30.7	$36.3	91.8	61.2

Included in:
Continuing operations	$12.6	65.7	30.5	$22.6	24.4	28.7	$35.2	90.1	59.2
Discontinued operations	—	—	—	1.1	1.7	2.0	1.1	1.7	2.0
Net periodic pension cost	$12.6	65.7	30.5	$23.7	26.1	30.7	$36.3	91.8	61.2

(a)
Settlement losses recognized in the U.S. in 2014 relate to a lump-sum buy-out of 4,300 participants.  See “2014 Lump-sum Buy-out” below.  Settlement losses outside the U.S. relate primarily to terminated employees that participate in a Mexican severance indemnity program that is accounted for as a defined benefit plan.

Obligations and Funded Status
Changes in the projected benefit obligation (“PBO”) and plan assets for our pension plans are as follows:

(In millions)	U.S. Plans		Non-U.S. Plans		Total
Years Ended December 31,	2015	2014	2015	2014	2015	2014

Benefit obligation at beginning of year	$904.1	934.9	283.1	390.4	1,187.2	1,325.3
Service cost	—	—	10.4	12.5	10.4	12.5
Interest cost	36.0	45.3	11.2	18.4	47.2	63.7
Participant contributions	—	—	0.4	4.2	0.4	4.2
Plan amendments	—	—	2.4	(0.1)	2.4	(0.1)
Plan combinations	—	—	1.2	—	1.2	—
Curtailments	—	—	—	(0.1)	—	(0.1)
Settlements(a)	—	(149.0)	—	—	—	(149.0)
Benefits paid	(51.0)	(44.9)	(19.5)	(24.2)	(70.5)	(69.1)
Sale of Brink’s Netherlands	—	—	—	(132.7)	—	(132.7)
Actuarial (gains) losses	(44.3)	117.8	14.8	59.7	(29.5)	177.5
Foreign currency exchange effects	—	—	(41.2)	(45.0)	(41.2)	(45.0)
Benefit obligation at end of year	$844.8	904.1	262.8	283.1	1,107.6	1,187.2

Fair value of plan assets at beginning of year	$786.3	811.8	179.3	322.0	965.6	1,133.8
Return on assets – actual	(14.2)	80.6	4.3	23.8	(9.9)	104.4
Participant contributions	—	—	0.4	4.2	0.4	4.2
Plan combinations	—	—	1.2	—	1.2	—
Employer contributions	0.3	87.8	24.1	31.0	24.4	118.8
Settlements(a)	—	(149.0)	—	—	—	(149.0)
Benefits paid	(51.0)	(44.9)	(19.5)	(24.2)	(70.5)	(69.1)
Sale of Brink’s Netherlands	—	—	—	(157.2)	—	(157.2)
Foreign currency exchange effects	—	—	(25.0)	(20.3)	(25.0)	(20.3)
Fair value of plan assets at end of year	$721.4	786.3	164.8	179.3	886.2	965.6

Funded status	$(123.4)	(117.8)	(98.0)	(103.8)	(221.4)	(221.6)

Included in:
Current liability, included in accrued liabilities	$0.6	0.6	1.4	2.0	2.0	2.6
Noncurrent liability	122.8	117.2	96.6	101.8	219.4	219.0
Net pension liability	$123.4	117.8	98.0	103.8	221.4	221.6

(a)	The 2014 U.S. settlement reflects the lump-sum elections accepted by approximately 4,300 terminated participants. See “2014 Lump-sum Buy-out” below.

Other Changes in Plan Assets and Benefit Recognized in Other Comprehensive Income (Loss)

(In millions)	U.S. Plans		Non-U.S. Plans		Total
Years Ended December 31,	2015	2014	2015	2014	2015	2014

Benefit plan net experience losses recognized in accumulated other comprehensive income (loss):
Beginning of year	$(340.4)	(323.6)	(85.7)	(39.2)	(426.1)	(362.8)
Net experience gains (losses) arising during the year	(24.5)	(101.1)	(20.0)	(50.3)	(44.5)	(151.4)
Reclassification adjustment for amortization of prior experience losses included in net income (loss)(a)	31.2	84.3	10.7	3.8	41.9	88.1
End of year	$(333.7)	(340.4)	(95.0)	(85.7)	(428.7)	(426.1)

Benefit plan prior service cost recognized in accumulated other comprehensive income (loss):
Beginning of year	$—	—	(9.3)	(10.2)	(9.3)	(10.2)
Prior service credit (cost) from plan amendments during the year	—	—	(2.4)	0.1	(2.4)	0.1
Reclassification adjustment for amortization of prior service cost included in net income (loss)(a)	—	—	0.9	0.8	0.9	0.8
End of year	$—	—	(10.8)	(9.3)	(10.8)	(9.3)

(a)
Includes $5.0 million of reclassification adjustments in net income (loss) in 2014 related to the sale of CIT operations in the Netherlands.  These amounts are included in loss from discontinued operations in the consolidated statements of operations and as such are not included in amortization of losses in net periodic postretirement cost.

Approximately $28.9 million of experience loss and $0.1 million of prior service cost are expected to be amortized from accumulated other comprehensive income (loss) into net periodic pension cost during 2016.

The net experience losses in 2015 were primarily due to actual return on assets being lower than expected, partially offset by a higher U.S. plans discount rate at the end of the year compared to the prior year. The net experience losses in 2014 (the majority attributed to the U.S. plans) were primarily due to the lower discount rates at the end of the year compared to the prior year and the adoption of new mortality tables for U.S. plans, partially offset by a gain from a lump-sum buy-out (see “2014 Lump-sum Buy-out” below) and the actual return on assets being higher than expected.

Information Comparing Plan Assets to Plan Obligations
Information comparing plan assets to plan obligations as of December 31, 2015 and 2014 are aggregated below.  The accumulated benefit obligation (“ABO”) differs from the PBO in that the ABO is based on the benefit earned through the date noted.  The PBO includes assumptions about future compensation levels for plans that have not been frozen.  The total ABO for our U.S. pension plans was $844.8 million in 2015 and $904.1 million in 2014.  The total ABO for our Non-U.S. pension plans was $226.5 million in 2015 and $242.9 million in 2014.

(In millions)	U.S. Plans		Non-U.S. Plans		Total
December 31,	2015	2014	2015	2014	2015	2014

Information for pension plans with an ABO in excess of plan assets:
Fair value of plan assets	$721.4	786.3	47.7	45.6	769.1	831.9
Accumulated benefit obligation	844.8	904.1	111.9	111.9	956.7	1,016.0
Projected benefit obligation	844.8	904.1	135.2	137.0	980.0	1,041.1

2014 Lump-sum Buy-out
The primary U.S. pension plan made an offer to buy out certain plan participants’ pension benefits in 2014 and approximately 4,300 accepted.  The pension plan settled the buy-out in the fourth quarter of 2014.  After the settlement, there were approximately 15,200 beneficiaries in the plans.  We recognized a $56.1 million settlement loss as a result of the buy-out in 2014.  We also recognized a $40 million benefit plan experience gain arising during 2014 in accumulated other comprehensive income (loss) as the obligation released was more than the cash benefit payments from the plan assets.

Assumptions
Discount rates
The weighted-average assumptions used in determining the net pension cost and benefit obligations for our pension plans were as follows:

	U.S. Plans			Non-U.S. Plans
	2015	2014	2013	2015	2014	2013

Discount rate:
Pension cost	4.1%	5.0%	4.2%	5.1%	6.3%	5.3%
Benefit obligation at year end	4.5%	4.1%	5.0%	5.1%	5.1%	6.3%

Expected return on assets – pension cost	7.50%	8.00%	8.00%	5.58%	5.83%	4.64%

Average rate of increase in salaries(a):
Pension cost	N/A	N/A	N/A	3.9%	3.9%	3.8%
Benefit obligation at year end	N/A	N/A	N/A	3.8%	3.9%	3.9%

(a)
Salary scale assumptions are determined through historical experience and vary by age and industry.  The U.S. plan benefits are frozen.  Pension benefits will not increase due to future salary increases.

Mortality Tables for our U.S. Retirement Benefits
The Society of Actuaries ("SOA") issued new mortality base tables (“RP-2014”) and a longevity improvement scale (“MP-2014”) in October of 2014, superseding the ones developed in 2000.  The new tables reflect that people in the U.S. are living significantly longer than predicted in the 2000 tables.

We adopted  the Mercer modified RP-2014 base table and Mercer modified MP-2014 projection scale, with Blue Collar adjustments for the majority of our U.S. retirement plans, and with White Collar adjustments for our nonqualified U.S. pension plan as of December 31, 2014.

In October 2015, the SOA issued the MP-2015 mortality projection scale. This did not have any impact on our obligations as the changes in the MP-2015 projection scale were anticipated and already reflected in the Mercer modified MP-2014 projection scale.

Estimated Future Cash Flows
Estimated Future Contributions from the Company into Plan Assets
Our policy is to fund at least the minimum actuarially determined amounts required by applicable regulations.  We do not expect to make contributions to our primary U.S. pension plan in 2016.  We expect to contribute $11.4 million to our non-U.S. pension plans and $0.6 million to our nonqualified U.S. pension plan in 2016.

Estimated Future Benefit Payments from Plan Assets to Beneficiaries
Projected benefit payments of the plans in the next 10 years using assumptions in effect at December 31, 2015, are as follows:

(In millions)	U.S. Plans	Non-U.S. Plans	Total

2016	$49.7	10.5	60.2
2017	50.5	10.9	61.4
2018	50.7	11.9	62.6
2019	51.7	14.1	65.8
2020	51.5	15.6	67.1
2021 through 2025	259.6	146.3	405.9

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

Components of Net Periodic Postretirement Cost
The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

(In millions)	UMWA Plans			Black Lung and Other Plans(a)			Total
Years Ended December 31,	2015	2014	2013	2015	2014	2013	2015	2014	2013

Service cost	$—	—	—	$0.2	0.1	0.3	$0.2	0.1	0.3
Interest cost on APBO	17.1	17.9	19.7	2.8	2.3	1.9	19.9	20.2	21.6
Return on assets – expected	(20.6)	(22.2)	(20.8)	—	—	—	(20.6)	(22.2)	(20.8)
Amortization of losses	15.5	12.3	19.6	3.1	0.6	0.7	18.6	12.9	20.3
Amortization of prior service cost (credit)	(4.6)	(4.6)	—	1.8	1.7	1.7	(2.8)	(2.9)	1.7
Curtailment (gain)	—	—	—	(0.1)	—	—	(0.1)	—	—
Net periodic postretirement cost	$7.4	3.4	18.5	$7.8	4.7	4.6	$15.2	8.1	23.1

(a)	Includes net periodic postretirement cost related to non-U.S. plans of $1.1 million in 2015, $0.7 million in 2014, and $0.7 million in 2013.

Obligations and Funded Status
Changes in the accumulated postretirement benefit obligation (“APBO’) and plan assets related to retirement healthcare benefits are as follows:

(In millions)	UMWA Plans		Black Lung and Other Plans		Total
Years Ended December 31,	2015	2014	2015	2014	2015	2014

APBO at beginning of year	$461.8	426.5	66.2	48.9	528.0	475.4
Service cost	—	—	0.2	0.1	0.2	0.1
Interest cost	17.1	17.9	2.8	2.3	19.9	20.2
Plan amendments	—	—	(0.7)	—	(0.7)	—
Curtailment	—	—	(0.5)	—	(0.5)	—
Benefits paid	(36.1)	(34.5)	(6.3)	(7.4)	(42.4)	(41.9)
Medicare subsidy received	0.1	0.6	—	—	0.1	0.6
Actuarial (gains) losses, net	(9.8)	51.3	0.4	23.2	(9.4)	74.5
Foreign currency exchange effects	—	—	(2.3)	(0.9)	(2.3)	(0.9)
APBO at end of year	$433.1	461.8	59.8	66.2	492.9	528.0

Fair value of plan assets at beginning of year	$264.6	284.4	—	—	264.6	284.4
Return on assets – actual	(0.9)	14.9	—	—	(0.9)	14.9
Employer contributions	(0.3)	(0.8)	6.3	7.4	6.0	6.6
Benefits paid	(36.1)	(34.5)	(6.3)	(7.4)	(42.4)	(41.9)
Medicare subsidy received	0.1	0.6	—	—	0.1	0.6
Fair value of plan assets at end of year	$227.4	264.6	—	—	227.4	264.6

Funded status	$(205.7)	(197.2)	(59.8)	(66.2)	(265.5)	(263.4)

Included in:
Current, included in accrued liabilities	$—	—	6.3	6.3	6.3	6.3
Noncurrent	205.7	197.2	53.5	59.9	259.2	257.1
Retirement benefits other than pension liability	$205.7	197.2	59.8	66.2	265.5	263.4

Other Changes in Plan Assets and Benefit Recognized in Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) of our retirement benefit plans other than pensions are as follows:

(In millions)	UMWA Plans		Black Lung and Other Plans		Total
Years Ended December 31,	2015	2014	2015	2014	2015	2014

Benefit plan net experience gain (loss) recognized in accumulated other comprehensive income (loss):
Beginning of year	$(265.6)	(219.4)	(29.0)	(6.3)	(294.6)	(225.7)
Net experience gains (losses) arising during the year	(11.7)	(58.6)	0.1	(23.2)	(11.6)	(81.8)
Reclassification adjustment for amortization of prior experience losses included in net income (loss)	15.5	12.4	3.1	0.5	18.6	12.9
End of year	$(261.8)	(265.6)	(25.8)	(29.0)	(287.6)	(294.6)

Benefit plan prior service (cost) credit recognized in accumulated other comprehensive income (loss):
Beginning of year	$51.1	55.7	(6.0)	(7.7)	45.1	48.0
Prior service credit from plan amendments during the year	—	—	0.7	—	0.7	—
Reclassification adjustment for amortization or curtailment of prior service cost included in net income (loss)	(4.6)	(4.6)	1.8	1.7	(2.8)	(2.9)
End of year	$46.5	51.1	(3.5)	(6.0)	43.0	45.1

We estimate that $19.4 million of experience loss and $2.9 million of prior service credit will be amortized from accumulated other comprehensive income (loss) into net periodic postretirement cost during 2016.

We recognized net experience losses in 2015 associated with the UMWA obligations primarily due to the return on assets being lower than expected, partially offset by a higher discount rate.  We recognized net experience gains in 2015 associated with the black lung and other plans primarily related to a higher discount rate.

We recognized net experience losses in 2014 associated with the UMWA obligations primarily related to the adoption of new mortality tables, a lower discount rate, and the return on assets being lower than expected.  We recognized net experience losses in 2014 associated with the black lung and other plans primarily related to an increase in the estimated administrative costs to be incurred by the plans in the future, a lower discount rate and the adoption of new mortality tables.

Assumptions
See Adoption of New Mortality Tables for our U.S. Retirement Benefits on page 83 for a description of the mortality assumptions.

Discount rates
The APBO for each of the plans was determined using the unit credit method and an assumed discount rate as follows:

	2015	2014	2013

Weighted-average discount rate:
Postretirement cost:
UMWA plans	4.0%	4.7%	3.9%
Black lung	3.7%	4.4%	3.5%
Weighted-average	4.1%	4.7%	3.9%
Benefit obligation at year end:
UMWA plans	4.4%	4.0%	4.7%
Black lung	4.2%	3.7%	4.4%
Weighted-average	4.4%	4.1%	4.7%
Expected return on assets	8.25%	8.25%	8.25%

Healthcare Cost Trend Rates
For UMWA plans, the assumed healthcare cost trend rate used to compute the 2015 APBO is 7.0% for 2016, declining to 5.0% in 2022 and thereafter (in 2014: 7.0% for 2015 declining to 5.0% in 2021 and thereafter).  For the black lung obligation, the assumed healthcare cost trend rate used to compute the 2015 APBO was 5.0%.  Other plans in the U.S. provide for fixed-dollar value coverage for eligible participants and, accordingly, are not adjusted for inflation.

For the Canadian plan, the assumed healthcare cost trend rate used to compute the 2015 APBO is 7.0% for 2016, declining to 5.0% in 2022.  For the Brazilian plan, the assumed healthcare cost trend rate used to compute the 2015 APBO is 3.0%.

The table below shows the estimated effects of a one percentage-point change in the assumed healthcare cost trend rates for each future year.

	Effect of Change in Assumed Healthcare Trend Rates
(In millions)	Increase 1%	Decrease 1%

Higher (lower):
Service and interest cost in 2015	$2.2	(1.9)
APBO at December 31, 2015	51.3	(43.5)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) provides for a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare prescription drug benefits.  Because of the broadness of coverage provided under our UMWA plans, we believe that the plans' benefits are at least actuarially equivalent to the Medicare benefits.

For the year ended December 31, 2013, we changed the way we provide healthcare benefits to our UMWA retirees who are eligible for the Medicare Act subsidy reimbursement.  We changed from a self-insured welfare benefit plan to an employer group waiver plan (“EGWP”).  Under this new arrangement, a government approved health insurance provider receives the Medicare Act subsidy reimbursement on our behalf and passes these savings to us.  Additionally, by moving to an EGWP, we were be able to benefit from the mandatory 50% discount that pharmaceutical companies must provide for Medicare Act-eligible prescription drugs.  The combined savings of the subsidy and the 50% discount were recognized in other comprehensive income (loss) in 2013 as prior service credit, reducing the UMWA APBO.

Excise Tax on Administrators by Patient Protection and Affordable Care Act of 2010
A 40% excise tax on third-party benefit plan administrators by the Patient Protection and Affordable Care Act will be imposed on high-cost health plans (“Cadillac plans”) beginning in 2020.  We are currently unable to reduce the benefit levels of our UMWA medical plans to avoid this excise tax because these benefit levels are required by the Coal Industry Retiree Health Benefit Act of 1992.  We have assumed that the cost of the excise tax paid by administrators will be passed through to us in the form of higher premiums or higher claims administration fees, increasing our obligations.  We project that we will have to pay the benefits plan administrator this excise tax beginning in 2020, and our plan obligations at December 31, 2015, include $15.1 million related to this tax ($24.8 million at December 31, 2014).

Cash Flows
Estimated Contributions from the Company to Plan Assets
Based on the funded status and assumptions at December 31, 2015, we expect the Company to contribute $6.3 million in cash to the plans to pay 2016 beneficiary payments for black lung and other plans.  We do not expect to contribute cash to our UMWA plans in 2016 since we believe these plans have sufficient amounts held in trust to pay for beneficiary payments until 2027 based on actuarial assumptions.  Our UMWA plans are not covered by ERISA or other funding laws or regulations that require these plans to meet funding ratios.

Estimated Future Benefit Payments from Plan Assets to Beneficiaries
Projected benefit payments of the plans in the next 10 years using assumptions in effect at December 31, 2015, are as follows:

(In millions)	UMWA Plans	Black Lung and Other Plans	Total

2016	$30.9	6.3	37.2
2017	31.2	5.9	37.1
2018	31.1	5.6	36.7
2019	30.8	5.2	36.0
2020	31.7	4.9	36.6
2021 through 2025	141.8	19.6	161.4

Retirement Plan Assets
U.S. Plans

		December 31, 2015			December 31, 2014
(In millions, except for percentages)	Fair Value Level	Total Fair Value	% Actual Allocation	% Target Allocation	Total Fair Value	% Actual Allocation	% Target Allocation

U.S. Pension Plans
Cash, cash equivalents and receivables		$4.2	1	—	4.1	1	—
Equity securities:
U.S. large-cap(a)	1	80.1	11	12	93.1	12	12
U.S. small/mid-cap(a)	1	30.0	4	5	40.2	5	5
International(a)	1	66.1	9	10	72.6	9	10
Emerging markets(b)	1	8.6	1	2	13.8	2	2
Dynamic asset allocation(c)	1	23.9	4	4	33.7	4	4
U.S. managed volatility equities(n)	1	—	—	5	—	—	—
Fixed-income securities:
Long duration - mutual fund(d)	1	290.0	50	48	277.6	47	48
Long duration - Treasury strips(d)	2	71.7			95.7
High yield(e)	1	9.0	1	2	15.3	2	2
Emerging markets(f)	1	9.0	1	2	14.5	2	2
Other types of investments:
Hedge fund of funds(g) (m)		36.6	5	—	37.9	5	5
Core property(h) (m)		51.5	7	5	45.0	6	5
Structured credit(i) (m)		40.7	6	5	42.8	5	5
Total		$721.4	100	100	786.3	100	100

UMWA Plans
Cash, cash equivalents and receivables		$1.6	1	—	—	—	—
Equity securities:
U.S. large-cap(a)	1	47.5	21	22	58.5	21	21
U.S. small/mid-cap(a)	1	20.2	9	10	25.5	10	9
International(a)	1	40.5	18	19	49.3	19	18
Emerging markets(b)	1	9.0	4	4	10.7	4	4
Dynamic asset allocation(c)	1	15.9	7	7	20.0	8	7
Fixed-income securities:
High yield(e)	1	6.9	3	2	10.9	4	4
Emerging markets(f)	1	9.0	4	4	10.4	4	4
Multi asset real return(j)	1	14.7	6	5	21.6	8	8
Other types of investments:
Hedge fund of funds(g) (m)		6.4	3	—	14.6	6	3
Core property(h) (m)		32.9	14	10	28.8	11	10
Structured credit(i) (m)		13.6	6	5	14.3	5	5
Global private equity(k) (m)		3.2	1	7	—	—	7
Energy debt(l) (m)		6.0	3	5	—	—	—
Total		$227.4	100	100	264.6	100	100

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

(d)
This category represents actively managed mutual funds that seek to duplicate the risk and return characteristics of a long-term fixed-income security portfolio with approximate duration of 10 years and longer by using a long duration bond portfolio.  This category also includes Treasury future contracts and zero-coupon securities created by the U.S. Treasury.

(e)
This category represents an actively managed mutual fund that invests primarily in fixed-income securities rated below investment grade, including corporate bonds and debentures, convertible and preferred securities and zero-coupon obligations. The fund’s average weighted maturity may vary and will generally not exceed ten years.

(f)
This category represents an actively managed mutual fund that invests primarily in U.S. dollar-denominated debt securities of government, government-related and corporate issuers in emerging market countries, as well as entities organized to restructure the outstanding debt of such issuers.

(g)
This category represents an actively managed hedge fund of funds.  The fund holds approximately 30 separate hedge-fund investments.  Strategies included (1) long-short equity, (2) event-driven and distressed-debt, (3) global macro, (4) credit hedging, (5) multi-strategy, and (6) fixed-income arbitrage.  Its investment objective is to seek to achieve an attractive risk-adjusted return with moderate volatility and moderate directional market exposure over a full market cycle.

(h)
This category represents an actively managed real estate fund of funds that seeks both current income and long-term capital appreciation through investing in underlying funds that acquire, manage, and dispose of commercial real estate properties.  These properties are high-quality, low-leveraged, income-generating office, industrial, retail, and multi-family properties, generally fully-leased to creditworthy companies and governmental entities.

(i)	This category invests primarily in a diversified portfolio comprised primarily of collateralized loan obligations and other structured credit investments backed primarily by bank loans.

(j)
This category represents an actively managed mutual fund that invests primarily in fixed income and equity securities and commodity linked instruments. The category seeks total returns that exceed the rate of inflation over a full market cycle regardless of market conditions.

(k)
This category will offer exposure to a diversified pool of global private assets fund investments.  Further, the category will seek to shorten the duration of the typical private assets fund of funds through a dedicated focus on secondary strategies (i.e. funds whose investment strategy is to purchase interests in other private market investments/funds as a way to provide the original investors liquidity prior to the end of those investments’/funds’ contracted end date), income-producing investment strategies (e.g. debt, real estate, and to a lesser extent, real assets), and underlying funds whose stated life is five to seven years, as opposed to the more typical 10-year life of private assets funds.

(l)
This category invests in credit securities of commodity oriented companies affected by the dislocation in the commodity markets with the investment objective of producing an equity like return with less downside risk than equity or commodity investments.  The fund has a three year lock on each investment and semi-annual redemptions.  50% of the fund balance is redeemable in the first redemption period following the end of the lock up and then 25% of the fund balance in each of the next two redemptions periods.

(m)
In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

(n)
The U.S. managed volatility fund seeks capital appreciation with lower volatility than the broad U.S. equity market. The Fund will typically invest in equity securities of U.S. companies of all capitalization ranges that exhibit low relative volatility. Over the long term, the Fund is expected to achieve a return similar to that of the Russell 3000 Index with a lower level of volatility.

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

The pension plan acquired the structured-credit investment in 2013.  The investment is subject to a two-year lockup provision, which expired in 2015.

The UMWA plans acquired the structured-credit investment in 2014.  The investment is subject to a two-year lockup provision, which will expire in 2016. The UMWA plans also acquired the energy debt investment in 2015, which is subject to a three-year lockup provision, which will expire in 2018.

Most of the investments of our U.S. retirement plans can be redeemed daily. The core-property and structured-credit investments can be redeemed quarterly with 65 days’ notice. The hedge fund of funds investment can be redeemed quarterly with 95 days’ notice. The energy debt investment can be redeemed semi-annually with 95 days' notice.

The global private equity investment cannot be redeemed due to the nature of the underlying investments. As the global private equity investment matures and becomes fully invested, liquidating distributions will be provided back to investors.  We expect to receive liquidating distributions over the stated life of the underlying investments.  We have $18 million in unfunded commitments related to the global private equity investment. We believe all plans have sufficient liquidity to meet the needs of the plans' beneficiaries in all market scenarios.

Non-U.S. Plans

	December 31, 2015			December 31, 2014
(In millions, except for percentages)	Total Fair Value	% Actual Allocation	% Target Allocation	Total Fair Value	% Actual Allocation	% Target Allocation
Non-U.S. Pension Plans
Cash and cash equivalents	$0.8	—	—	1.1	—	—
Equity securities:
U.S. equity funds(a)	24.5			31.6
Canadian equity funds(a)	28.6			39.6
European equity funds(a)	9.5			8.8
Asia Pacific equity funds(a)	1.8			1.7
Emerging markets(a)	4.5			3.5
Other non-U.S. equity funds(a)	17.2			20.4
Total equity securities	86.1	52	60	105.6	59	65
Fixed-income securities:
Global credit(b)	0.4			0.3
Canadian fixed-income funds(c)	—			25.7
European fixed-income funds(d)	13.0			14.9
High-yield(e)	1.2			1.0
Emerging markets(f)	1.2			1.2
Long-duration(g)	60.8			27.9
Total fixed-income securities	76.6	47	38	71.0	40	35
Other types of investments:
Other	1.3			1.6
Total other types of investments	1.3	1	2	1.6	1	—
Total	$164.8	100	100	179.3	100	100

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

(b)	This category represents investment-grade fixed income debt securities of European issuers from diverse industries.

(c)	This category seeks to achieve a return that exceeds the Scotia Capital Markets Universe Bond Index.

(d)	This category is designed to generate income and exhibit volatility similar to that of the Sterling denominated bond market. This category primarily invests in investment grade or better securities.

(e)	This category consists of global high-yield bonds. This category invests in lower rated and unrated fixed income, floating rate and other debt securities issued by European and American companies.

(f)	This category consists of a diversified portfolio of debt securities issued by governments, financial institutions, companies or other entities domiciled in emerging market countries.

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

Non-U.S. Plans - Fair Value Measurements

(In millions)	December 31, 2015	December 31, 2014

Quoted prices in active markets for identical assets (Level 1)	$149.1	177.9
Net asset value per share practical expedient(a)	15.7	1.4
Total fair value	$164.8	179.3

(a)
In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

Multi-employer Pension Plans
We contribute to multi-employer pension plans in a few of our non-U.S. subsidiaries.  We recognized $0.1 million of multi-employer pension expense for continuing operations in 2015, $0.1 million in 2014 and $0.2 million in 2013.

Savings Plans
We sponsor various defined contribution plans to help eligible employees provide for retirement.  We record expense for amounts that we contribute on behalf of employees, usually in the form of matching contributions. Prior to April 1, 2015, we matched the first 1% of employees’ eligible contributions to our U.S. 401(k) plan.  In April 2015, we increased the matching contribution to the first 1.5% of employees' eligible contributions. Our matching contribution expense is as follows:

(In millions)
Years Ended December 31,	2015	2014	2013

U.S. 401(K)	$3.6	2.2	2.6
Other plans	0.3	2.3	2.9
Total	$3.9	4.5	5.5

Note 4 - Income Taxes

	Years Ended December 31,
(In millions)	2015	2014	2013

Income (loss) from continuing operations before income taxes
U.S.	$(23.2)	(79.4)	(58.1)
Foreign	64.3	30.4	197.7
Income (loss) from continuing operations before income taxes	$41.1	(49.0)	139.6

Provision (benefit) for income taxes from continuing operations
Current tax expense (benefit)
U.S. federal	$(1.0)	(3.8)	0.5
State	(0.2)	(0.8)	1.5
Foreign	60.6	69.7	81.9
Current tax expense	59.4	65.1	83.9

Deferred tax expense (benefit)
U.S. federal	7.7	(7.6)	(20.6)
State	—	(1.9)	(1.9)
Foreign	(0.6)	(18.9)	(12.1)
Deferred tax benefit	7.1	(28.4)	(34.6)
Provision (benefit) for income taxes of continuing operations	$66.5	36.7	49.3

	Years Ended December 31,
(In millions)	2015	2014	2013

Comprehensive provision (benefit) for income taxes allocable to
Continuing operations	$66.5	36.7	49.3
Discontinued operations	(1.0)	0.4	7.4
Other comprehensive income (loss)	(0.7)	(43.0)	141.0
Equity	1.8	0.6	2.8
Comprehensive provision (benefit) for income taxes	$66.6	(5.3)	200.5

Rate Reconciliation
The following table reconciles the difference between the actual tax rate on continuing operations and the statutory U.S. federal income tax rate of 35%.

	Years Ended December 31,
(In percentages)	2015	2014	2013

U.S. federal tax rate	35.0%	35.0%	35.0%
Increases (reductions) in taxes due to:
Venezuela devaluation	61.3	(86.3)	—
Tax on accelerated U.S. income(a)	57.3	—	—
Adjustments to valuation allowances	18.9	(16.9)	4.2
Foreign income taxes	(18.2)	(0.7)	(6.7)
Medicare subsidy for retirement plans	—	—	(1.1)
French business tax	8.9	(9.0)	3.2
Taxes on undistributed earnings of foreign affiliates	(1.2)	(3.7)	(0.1)
State income taxes, net	(4.1)	5.2	(0.1)
Other	3.9	1.5	0.9
Actual income tax rate on continuing operations	161.8%	(74.9)%	35.3%

(a)	In the fourth quarter of 2015, we recognized a $23.5 million increase to current tax expense related to a transaction that accelerated U.S. taxable income.

Components of Deferred Tax Assets and Liabilities

	December 31,
(In millions)	2015	2014

Deferred tax assets
Pension liabilities	$76.4	74.2
Retirement benefits other than pensions	79.4	77.8
Workers’ compensation and other claims	41.2	42.4
Property and equipment, net	2.5	4.1
Other assets and liabilities	120.6	135.2
Net operating loss carryforwards	37.1	47.4
Alternative minimum and other tax credits(a)	47.5	46.7
Subtotal	404.7	427.8
Valuation allowances	(45.7)	(40.1)
Total deferred tax assets	359.0	387.7

Deferred tax liabilities
Retirement benefits other than pensions	1.0	—
Other assets and miscellaneous	36.3	38.9
Deferred tax liabilities	37.3	38.9
Net deferred tax asset	$321.7	348.8

Included in:
Current assets	$—	71.9
Noncurrent assets	329.8	289.5
Current liabilities	—	(1.8)
Noncurrent liabilities	(8.1)	(10.8)
Net deferred tax asset	$321.7	348.8

(a)
U.S. alternative minimum tax credits of $32.5 million have an unlimited carryforward period, U.S. foreign tax credits of $12.3 million have a 10 year carryforward period and the remaining credits of $2.7 million have various carryforward periods.  The U.S. foreign tax credits have a $10.4 million valuation allowance.

Valuation Allowances
Valuation allowances relate to deferred tax assets for certain federal credit carryforwards, certain state and non-U.S. jurisdictions.  Based on our analysis of positive and negative evidence including historical and expected future taxable earnings, and a consideration of available tax-planning strategies, we believe it is more likely than not that we will realize the benefit of the existing deferred tax assets, net of valuation allowances, at December 31, 2015.

	Years Ended December 31,
(In millions)	2015	2014	2013

Valuation allowances:
Beginning of year	$40.1	32.4	47.4
Expiring tax credits	(0.3)	(0.5)	(1.8)
Acquisitions and dispositions	—	(1.0)	(32.7)
Changes in judgment about deferred tax assets(a)	1.5	1.9	(0.2)
Other changes in deferred tax assets, charged to:
Income from continuing operations	8.4	6.3	6.1
Income from discontinued operations	—	3.3	12.6
Other comprehensive income (loss)	0.3	0.6	—
Foreign currency exchange effects	(4.3)	(2.9)	1.0
End of year	$45.7	40.1	32.4

(a)
Changes in judgment about valuation allowances are based on a recognition threshold of “more-likely-than-not.” Amounts are based on beginning-of-year balances of deferred tax assets that could potentially be realized in future years.   Amounts are recognized in income from continuing operations.

Undistributed Foreign Earnings
As of December 31, 2015, we have not recorded U.S. federal deferred income taxes on approximately $126 million of undistributed earnings of foreign subsidiaries and equity affiliates.  We expect that these earnings will be permanently reinvested in operations outside the U.S.  It is not practical to determine the income tax liability that might be incurred if all such income was remitted to the U.S. due to the inherent complexities associated with any hypothetical calculation, which would be dependent upon the exact form of repatriation.

Net Operating Losses
The gross amount of the net operating loss carryforwards as of December 31, 2015, was $326.2 million.  The tax benefit of net operating loss carryforwards, before valuation allowances, as of December 31, 2015, was $37.1 million, and expires as follows:

(In millions)	Federal	State	Foreign	Total

Years of expiration
2016-2020	$—	0.1	3.0	3.1
2021-2025	—	0.3	12.5	12.8
2026 and thereafter	—	12.3	0.8	13.1
No expiration	—	—	8.1	8.1
	$—	12.7	24.4	37.1

Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
(In millions)	2015	2014	2013

Uncertain tax positions:
Beginning of year	$7.2	10.8	11.8
Increases related to prior-year tax positions	—	0.4	0.1
Decreases related to prior-year tax positions	(0.3)	—	—
Increases related to current-year tax positions	1.1	1.1	2.3
Settlements	—	—	(0.7)
Effect of the expiration of statutes of limitation	(0.7)	(1.3)	(3.4)
Decrease related to dispositions	—	(1.0)	—
Foreign currency exchange effects	(0.4)	(2.8)	0.7
End of year	$6.9	7.2	10.8

Included in the balance of unrecognized tax benefits at December 31, 2015, are potential benefits of approximately $6.1 million that, if recognized, will reduce the effective tax rate on income from continuing operations.

We recognize accrued interest and penalties related to unrecognized tax benefits in provision (benefit) for income taxes. We reverse interest and penalties accruals when a statute of limitation lapses or when we otherwise conclude the amounts should not be accrued.  Net reversals included in provision (benefit) for income taxes were ($0.1) million in 2015, ($0.6) million in 2014, and ($1.1) million in 2013. We had accrued interest and penalties of $1.0 million at December 31, 2015, and $1.3 million at December 31, 2014.

We file income tax returns in the U.S. federal and various state and foreign jurisdictions. With a few exceptions, as of December 31, 2015, we were no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2012. Additionally, due to statute of limitations expirations and audit settlements, it is reasonably possible that approximately $0.8 million of currently remaining unrecognized tax positions may be recognized by the end of 2016.

Note 5 - Property and Equipment

The following table presents our property and equipment that is classified as held and used:

	December 31,
(In millions)	2015	2014

Land	$56.3	62.7
Buildings	192.8	231.2
Leasehold improvements	181.3	199.8
Vehicles	369.4	396.5
Capitalized software(a)	183.6	183.0
Other machinery and equipment	572.1	673.2
	1,555.5	1,746.4
Accumulated depreciation and amortization	(1,006.5)	(1,076.9)
Property and equipment, net	$549.0	669.5

(a)	Amortization of capitalized software costs included in continuing operations was $20.7 million in 2015, $20.3 million in 2014 and $17.8 million in 2013.

Note 6 - Goodwill and Other Intangible Assets

Goodwill
After the 2014 Reorganization and Restructuring, we identified nine operating segments and ten reporting units.  We reallocated goodwill from our previous reporting units to our new reporting units in the fourth quarter of 2014.  The changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2015 and 2014 are as follows:

	December 31, 2015
(In millions)	Beginning Balance	Acquisitions/ Dispositions	Adjustments	Currency	Ending Balance

Goodwill:
Largest 5 Markets:
U.S.	$12.5	—	—	(0.9)	11.6
France	46.3	—	—	(4.7)	41.6
Mexico	11.3	(0.1)	—	(3.7)	7.5
Brazil	15.5	—	—	(5.1)	10.4
Canada	3.8	—	—	(0.6)	3.2
Global Markets:
Latin America	16.0	—	—	(4.3)	11.7
EMEA	84.4	(1.8)	—	(7.6)	75.0
Asia	24.5	—	—	(1.1)	23.4
Payment Services	1.4	—	—	(0.5)	0.9
Total Goodwill	$215.7	(1.9)	—	(28.5)	185.3

	December 31, 2014
(In millions)	Beginning Balance	Acquisitions/ Dispositions	Adjustments	Currency	Ending Balance

Goodwill:
Largest 5 Markets:
U.S.	$12.5	—	—	—	12.5
France	53.6	—	—	(7.3)	46.3
Mexico	12.8	—	—	(1.5)	11.3
Brazil	17.5	—	—	(2.0)	15.5
Canada	4.7	—	—	(0.9)	3.8
Global Markets:
Latin America	18.1	—	—	(2.1)	16.0
EMEA	94.4	3.5	(0.2)	(13.3)	84.4
Asia	25.0	—	—	(0.5)	24.5
Payment Services	1.6	—	—	(0.2)	1.4
Total Goodwill	$240.2	3.5	(0.2)	(27.8)	215.7

Intangible Assets
The following table summarizes our other intangible assets by category:

	December 31, 2015			December 31, 2014
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	54.4	(40.0)	14.4	64.7	(43.4)	21.3
Indefinite-lived trade names	9.0	—	9.0	10.4	—	10.4
Finite-lived trade names	1.1	(0.9)	0.2	1.6	(1.3)	0.3
Other contract-related assets	5.6	(1.5)	4.1	8.3	(1.5)	6.8
Other	3.7	(2.9)	0.8	4.0	(3.0)	1.0
Total	$73.8	(45.3)	28.5	$89.0	(49.2)	39.8

Total amortization expense for our finite-lived intangible assets was $4.2 million in 2015.  Our estimated aggregate amortization expense for finite-lived intangibles recorded at December 31, 2015, for the next five years is as follows:

(In millions)	2016	2017	2018	2019	2020

Amortization expense	$3.2	2.8	2.5	2.2	2.1

Note 7 - Prepaid Expenses and Other

	December 31,
(In millions)	2015	2014

Prepaid expenses	$53.4	63.5
Mobile airtime inventory	13.3	15.8
Income tax receivable	19.7	28.3
Other	14.9	21.4
Prepaid expenses and other	$101.3	129.0

Note 8 - Other Assets

	December 31,
(In millions)	2015	2014

Deposits	$12.1	16.4
Deferred profit sharing asset	12.4	10.0
Income tax receivable	22.9	15.9
Cross currency swap contract	4.2	4.4
Equity method investment in unconsolidated entities	4.9	2.7
Available-for-sale securities	3.5	3.7
Other	16.4	16.8
Other assets	$76.4	69.9

Note 9 - Accumulated Other Comprehensive Income (Loss)

The following tables provide the components of other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive income (loss) into earnings:

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)

2015

Amounts attributable to Brink's:
Benefit plan adjustments	$(57.1)	20.4	58.1	(20.2)	1.2
Foreign currency translation adjustments	(106.2)	0.3	5.7	—	(100.2)
Unrealized gains (losses) on available-for-sale securities	0.6	(0.2)	(1.1)	0.4	(0.3)
Gains (losses) on cash flow hedges	3.3	—	(3.6)	—	(0.3)
	(159.4)	20.5	59.1	(19.8)	(99.6)

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	(0.7)	—	0.5	—	(0.2)
Foreign currency translation adjustments	(3.6)	—	—	—	(3.6)
	(4.3)	—	0.5	—	(3.8)

Total
Benefit plan adjustments(a)	(57.8)	20.4	58.6	(20.2)	1.0
Foreign currency translation adjustments(b)	(109.8)	0.3	5.7	—	(103.8)
Unrealized gains (losses) on available-for-sale securities(c)	0.6	(0.2)	(1.1)	0.4	(0.3)
Gains (losses) on cash flow hedges(d)	3.3	—	(3.6)	—	(0.3)
	$(163.7)	20.5	59.6	(19.8)	(103.4)

2014

Amounts attributable to Brink's:
Benefit plan adjustments	$(231.2)	78.1	95.3	(35.9)	(93.7)
Foreign currency translation adjustments	(82.2)	—	1.3	0.3	(80.6)
Unrealized gains (losses) on available-for-sale securities	0.1	—	(0.5)	0.2	(0.2)
Gains (losses) on cash flow hedges	0.7	—	(0.9)	—	(0.2)
	(312.6)	78.1	95.2	(35.4)	(174.7)

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	(1.4)	0.4	0.4	(0.1)	(0.7)
Foreign currency translation adjustments	(6.1)	—	—	—	(6.1)
	(7.5)	0.4	0.4	(0.1)	(6.8)

Total
Benefit plan adjustments(a)(b)	(232.6)	78.5	95.7	(36.0)	(94.4)
Foreign currency translation adjustments(b)	(88.3)	—	1.3	0.3	(86.7)
Unrealized gains (losses) on available-for-sale securities(c)	0.1	—	(0.5)	0.2	(0.2)
Gains (losses) on cash flow hedges(d)	0.7	—	(0.9)	—	(0.2)
	$(320.1)	78.5	95.6	(35.5)	(181.5)

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)

2013

Amounts attributable to Brink's:
Benefit plan adjustments	$251.9	(114.1)	76.4	(27.1)	187.1
Foreign currency translation adjustments	(30.9)	—	(0.5)	0.1	(31.3)
Unrealized gains (losses) on available-for-sale securities	(0.3)	0.1	0.4	(0.2)	—
Gains (losses) on cash flow hedges	2.9	—	(2.3)	—	0.6
	223.6	(114.0)	74.0	(27.2)	156.4

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	(0.9)	0.3	0.3	(0.1)	(0.4)
Foreign currency translation adjustments	(1.4)	—	—	—	(1.4)
	(2.3)	0.3	0.3	(0.1)	(1.8)

Total
Benefit plan adjustments(a)	251.0	(113.8)	76.7	(27.2)	186.7
Foreign currency translation adjustments(b)	(32.3)	—	(0.5)	0.1	(32.7)
Unrealized gains (losses) on available-for-sale securities(c)	(0.3)	0.1	0.4	(0.2)	—
Gains (losses) on cash flow hedges(d)	2.9	—	(2.3)	—	0.6
	$221.3	(113.7)	74.3	(27.3)	154.6

(a)
The amortization of prior experience losses and prior service cost is part of total net periodic retirement benefit cost when reclassified to net income (loss).  Net periodic retirement benefit cost also includes service cost, interest cost, expected returns on assets, and settlement costs.  The total pretax expense is allocated between cost of revenues and selling, general and administrative expenses on a plan-by-plan basis:

	December 31,
(In millions)	2015	2014	2013

Total net periodic retirement benefit cost included in:
Cost of revenues	$36.1	68.0	66.8
Selling, general and administrative expenses	14.3	29.5	17.5

(b)
Reclassification of foreign currency translation amounts in 2015 relate primarily to the sale of our Russian cash management operations. These amounts are included in other operating income (expense). Pretax benefit plan adjustments of $8 million (including related deferred tax component) and foreign currency translation adjustments reclassified to the consolidated statements of operations in 2014 relate to the sale of CIT operations in the Netherlands. Reclassification of foreign currency translation amounts in 2013 relate to the sale of ICD Limited and its affiliates, as well as CIT operations in Hungary and Poland.  The 2014 and 2013 amounts are included in loss from discontinued operations in the consolidated statements of operations.

(c)
Gains and losses on sales of available-for-sale securities are reclassified from accumulated other comprehensive loss to the consolidated statements of operations when the gains or losses are realized.  Pretax amounts are classified in the consolidated statements of operations as interest and other income (expense).

(d)	Pretax gains and losses on cash flow hedges are classified in the consolidated statements of operations as

•	other operating income (expense) ($4.1 million gains in 2015, $1.9 million gains in 2014 and $3.3 million gains in 2013)

•	interest and other income (expense) ($0.5 million losses in 2015 and $1.0 million losses in 2014 and 2013.)

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

(In millions)	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2012	$(665.1)	(109.9)	1.6	—	(773.4)
Other comprehensive income (loss) before reclassifications	137.8	(30.9)	(0.2)	2.9	109.6
Amounts reclassified from accumulated other comprehensive loss	49.3	(0.4)	0.2	(2.3)	46.8
Other comprehensive income (loss) attributable to Brink's	187.1	(31.3)	—	0.6	156.4
Acquisitions of noncontrolling interests	—	(0.3)	—	—	(0.3)
Balance as of December 31, 2013	(478.0)	(141.5)	1.6	0.6	(617.3)
Other comprehensive income (loss) before reclassifications	(153.1)	(82.2)	0.1	0.7	(234.5)
Amounts reclassified from accumulated other comprehensive loss	59.4	1.6	(0.3)	(0.9)	59.8
Other comprehensive income (loss) attributable to Brink's	(93.7)	(80.6)	(0.2)	(0.2)	(174.7)
Balance as of December 31, 2014	(571.7)	(222.1)	1.4	0.4	(792.0)
Other comprehensive income (loss) before reclassifications	(36.7)	(105.9)	0.4	3.3	(138.9)
Amounts reclassified from accumulated other comprehensive loss	37.9	5.7	(0.7)	(3.6)	39.3
Other comprehensive income (loss) attributable to Brink's	1.2	(100.2)	(0.3)	(0.3)	(99.6)
Acquisitions of noncontrolling interests	—	(0.3)	—	—	(0.3)
Balance as of December 31, 2015	$(570.5)	(322.6)	1.1	0.1	(891.9)

Note 10 - Fair Value of Financial Instruments

Investments in Available-for-sale Securities
We have investments in mutual funds designated as available-for-sale securities that are carried at fair value in the financial statements.  For these investments, fair value was estimated based on quoted prices categorized as a Level 1 valuation.

Fixed-Rate Debt
The fair value and carrying value of our fixed-rate debt are as follows:

	December 31,
(In millions)	2015	2014

Unsecured notes issued in a private placement
Carrying value	$92.9	100.0
Fair value	95.7	105.6

The fair value estimate of our unsecured private-placement notes is based on the present value of future cash flows, discounted at rates for similar instruments at the respective measurement dates, which we have categorized as a Level 3 valuation.

There were no transfers in or out of any of the levels of the valuation hierarchy in 2015.

Other Financial Instruments
Other financial instruments include cash and cash equivalents, accounts receivable, floating rate debt, accounts payable and accrued liabilities.  The financial statement carrying amounts of these items approximate the fair value.

We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  Our short term contracts have a weighted average maturity of approximately one month.  In 2013, we entered into a cross-currency swap to hedge against the change in value of a long-term intercompany loan denominated in a currency other than the lending subsidiary’s functional currency.  The fair values of these foreign currency forward and swap contracts, including the cross-currency swap, are determined using Level 2 valuation techniques and are based on the present value of net future cash payments and receipts.  Accordingly, the fair values will fluctuate based on changes in market interest rates and the respective foreign currency to U.S. dollar exchange rate.  The fair values of our outstanding short-term contracts at December 31, 2015, were not significant.  At December 31, 2015, the fair value of the cross-currency swap was an asset of $7.1 million.  There were no transfers in or out of any of the levels of the valuation hierarchy in 2015.

Note 11 - Accrued Liabilities

	December 31,
(In millions)	2015	2014

Payroll and other employee liabilities	$120.3	138.8
Taxes, except income taxes	89.4	96.3
Cash held by Cash Management Services operations(a)	37.1	28.0
Workers’ compensation and other claims	24.2	22.5
Retirement benefits (see note 3)	8.3	8.9
Income taxes payable	16.8	11.9
Other	118.0	159.9
Accrued liabilities	$414.1	466.3

(a)
Title to cash received and processed in certain of our secure Cash Management Services operations transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we record a liability while the cash is in our possession.

Note 12 - Other Liabilities

	December 31,
(In millions)	2015	2014

Workers’ compensation and other claims	$46.3	47.6
Non-recourse financing liability(a)	14.4	—
Post-employment benefits	12.0	16.6
Asset retirement and remediation obligations	12.9	12.0
Employee-related liabilities	4.2	7.1
Noncurrent tax liabilities	5.7	6.4
Other	34.0	40.1
Other liabilities	$129.5	129.8

(a)   Brink's Mexico entered into a transaction in 2015 to sell its headquarters building in Mexico City and lease the property back for two years. The transaction did not qualify for sale-leaseback accounting due to continuing involvement with the property. Therefore, proceeds are recorded as a financing liability.

Note 13 - Long-Term Debt

	December 31,
(In millions)	2015	2014

Bank credit facilities:
Revolving Facility (year-end weighted average interest
rate of 1.8% in 2015 and 1.6% in 2014)	$163.3	233.0
Private Placement Notes (Series A effective interest rate of 4.6%, Series B effective interest
rate of 5.2%), due 2021, less unamortized debt costs of $0.1 in 2015 and $0.2 million in 2014	92.8	99.8
Term loan (year-end effective interest rate of 2.2% in 2015)
less unamortized debt costs of $0.2 million in 2015	70.9	—
Other primarily non-U.S. dollar-denominated facilities (year-end weighted
average interest rate of 4.0% in 2015 and 6.9% in 2014)	14.9	9.5
Capital leases (year-end weighted average interest rate of 3.6% in 2015 and 3.5% in 2014)	59.5	64.9
Total long-term debt	$401.4	407.2

Included in:
Current liabilities	$43.3	34.1
Noncurrent liabilities	358.1	373.1
Total long-term debt	$401.4	407.2

Revolving Facility
In March 2015, we refinanced our previous $480 million unsecured revolving bank credit facility with a $525 million unsecured revolving bank credit facility (the “Revolving Facility”) that matures in March 2020.  The Revolving Facility’s interest rate is based on LIBOR plus a margin or an alternate base rate plus a margin.  The Revolving Facility allows us to borrow or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of December 31, 2015, $362 million was available under the Revolving Facility.  Amounts outstanding under the Revolving Facility, as of December 31, 2015, were denominated primarily in U.S. dollars and to a lesser extent in euros.

The margin on LIBOR borrowings under the Revolving Facility, which can range from 1.0% to 1.70% depending on our credit rating, was 1.30% at December 31, 2015.  The margin on alternate base rate borrowings under the Revolving Facility can range from 0.0% to 0.70%.  We also pay an annual facility fee on the Revolving Facility based on our credit rating or our leverage ratio .  The facility fee can range from 0.125% to 0.30% and was 0.20% at December 31, 2015.

Private Placement Notes
We have principal of $93 million in unsecured notes through a private placement debt transaction (the “Notes”).  The Notes comprise $43 million in series A notes with a fixed interest rate of 4.57% and $50 million in series B notes with a fixed interest rate of 5.20%.  Annual principal payments under the series A notes began in January 2015 and continue through maturity. The series B notes are due in January 2021.

Term Loan

In March 2015, we entered into a $75 million unsecured term loan facility. Interest on this facility is based on LIBOR plus a margin of 1.75%. Monthly principal payments began April 2015 and continue through to maturity, with the remaining balance of $33.7 million due in March 2022. As of December 31, 2015, the principal amount outstanding is $71 million.

Other Facilities
As of December 31, 2015, we had two unsecured multi-currency revolving bank credit facilities with a total of $40 million in available credit, of which approximately $33 million was available at December 31, 2015.  A $20 million facility is scheduled to expire at the end of February 2016 and we plan to renew in the first quarter of 2016. A $20 million facility expires in February 2017.  Interest on these facilities is based on LIBOR plus a margin.  The margin ranges from 0.9% to 2.0%.  We also have the ability to borrow from other banks, at the banks’ discretion, under short-term uncommitted agreements.  Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

We have a $25 million unsecured committed credit facility that expires in April 2016. Interest on this facility is based on LIBOR plus a margin, which ranges from 1.20% to 1.575%. As of December 31, 2015, $20 million was available under the facility.

In June 2015, we entered into a $40 million uncommitted letter of credit facility with an expiration date of May 2016. As of December 31, 2015, $5 million was utilized.

We have two unsecured letter of credit facilities totaling $94 million, of which approximately $23 million was available at December 31, 2015.  A $54 million facility expires in December 2016 and a $40 million facility expires in December 2018.  The Revolving Facility and the multi-currency revolving credit facilities are also used for issuance of letters of credit and bank guarantees.

Minimum repayments of long-term debt are as follows:

(In millions)	Capital leases	Other long-term debt	Total

2016	$20.2	23.7	43.9
2017	12.2	14.1	26.3
2018	10.0	13.1	23.1
2019	7.1	12.4	19.5
2020	4.9	161.0	165.9
Later years	5.1	117.6	122.7
Total	$59.5	341.9	401.4

The Revolving Facility, the Notes, the unsecured multi-currency revolving bank credit facilities, the unsecured committed credit facility, the letter of credit facilities and the unsecured term loan contain certain subsidiary guarantees and various financial and other covenants. The financial covenants, among other things, limit our total indebtedness, restrict certain payments to shareholders, limit priority debt, limit asset sales,limit the use of proceeds from asset sales, provide for a maximum leverage ratio and provide for minimum coverage of interest costs. The credit agreements do not provide for the acceleration of payments should our credit rating be reduced. If we were not to comply with the terms of our various credit agreements, the repayment terms could be accelerated and the commitments could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements. We were in compliance with all financial covenants at December 31, 2015.

At December 31, 2015, we had undrawn letters of credit and guarantees of $70.7 million issued under the letter of credit facilities and $7.3 million issued under the multi-currency revolving bank credit facilities.  These letters of credit primarily support our obligations under various self-insurance programs and credit facilities.

Capital Leases
Property and equipment acquired under capital leases are included in property and equipment as follows:

	December 31,
(In millions)	2015	2014

Asset class:
Buildings	$2.0	2.3
Vehicles	114.1	107.5
Machinery and equipment	13.6	31.5
	129.7	141.3
Less: accumulated amortization	(66.0)	(71.2)
Total	$63.7	70.1

Note 14 - Accounts Receivable

	December 31,
(In millions)	2015	2014

Trade	$468.2	516.3
Other	19.0	24.2
Total accounts receivable	487.2	540.5
Allowance for doubtful accounts	(9.1)	(10.0)
Accounts receivable, net	$478.1	530.5

	Years Ended December 31,
(In millions)	2015	2014	2013

Allowance for doubtful accounts:
Beginning of year	$10.0	8.2	9.2
Provision for uncollectible accounts receivable:
Continuing operations	2.9	7.5	4.1
Discontinued operations	(0.2)	(0.5)	0.1
Write offs less recoveries	(0.9)	(2.6)	(3.9)
Foreign currency exchange effects	(2.7)	(2.6)	(1.3)
End of year	$9.1	10.0	8.2

Note 15 - Operating Leases

We lease facilities, vehicles, computers and other equipment under long-term operating and capital leases with varying terms.  Most of the operating leases contain renewal and/or purchase options.  We expect that in the normal course of business, the majority of operating leases will be renewed or replaced by other leases.

As of December 31, 2015, future minimum lease payments under noncancellable operating leases with initial or remaining lease terms in excess of one year are included below.

(In millions)	Facilities	Vehicles	Other	Total

2016	$39.4	7.7	10.3	57.4
2017	30.3	4.1	10.1	44.5
2018	24.5	1.8	11.0	37.3
2019	18.0	0.3	7.6	25.9
2020	14.0	0.1	4.4	18.5
Later years	39.8	—	0.5	40.3
	$166.0	14.0	43.9	223.9

The cost related to operating leases is recognized as rental expense.  Net rent expense included in continuing operations amounted to $92.5 million in 2015, $101.7 million in 2014 and $100.4 million in 2013.

Note 16 - Share-Based Compensation Plans

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

There are 3.3 million shares underlying share-based plans that are authorized, but not yet granted.  Outstanding awards at December 31, 2015, include performance share units, market share units, restricted stock units, deferred stock units and stock options.

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

Compensation expense related to deferred stock units granted to directors prior to 2014 was recognized in its entirety at the grant date.  For deferred stock units granted to directors in 2014, compensation expense is recognized either in its entirety at the grant date or over a one year vesting period if the director elects to receive the units in shares after one year. For deferred stock units granted to directors in 2015, compensation expense is recognized over a one year vesting period.

Compensation expenses are classified as selling, general and administrative expenses in the consolidated statements of operations.  Compensation expenses for the last three years and the amount of unrecognized expense for awards outstanding at December 31, 2015, were as follows:

	Compensation Expense			Unrecognized Expense for Nonvested Awards at	Weighted-average No. of Years Unrecognized Expense to be Recognized
	Years Ended December 31,			Dec 31, 2015
(in millions except years)	2015	2014	2013

Performance Share Units	$8.1	6.8	4.0	$7.1	1.8
Market Share Units	2.3	1.6	1.8	1.4	2.0
Restricted Stock Units	3.2	6.0	3.1	2.8	1.5
Deferred Stock Units	0.5	0.6	0.5	0.2	0.4
Stock Options	—	2.3	0.5	—	0.0
Share-based payment expense	14.1	17.3	9.9
Income tax benefit	(4.6)	(5.6)	(3.4)
Share-based payment expense, net of tax	$9.5	11.7	6.5

Fair Value of Vested Awards
The fair value of shares vested in the last three years is as follows:

	Fair Value of Shares Vested(a)
	Years Ended December 31,
(in millions)	2015	2014	2013

Restricted Stock Units	5.3	4.1	4.1
Deferred Stock Units	0.2	0.3	—
Stock Options	1.1	0.1	2.0
Total	6.6	4.5	6.1

(a)	No Performance Share Units and no Market Share Units had vested as of December 31, 2015. Intrinsic value for Stock Options.

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

Restricted Stock Units (“RSUs”)
We granted RSUs to senior executives and select employees in the last three years.  RSUs are paid out in shares of Brink’s stock when the awards vest.  For RSUs granted during the last three years, the units generally vest ratably in three equal annual installments.  We measure the fair value of RSU grants based on the price of Brink’s stock, adjusted for a discount for awards that do not receive or accrue dividends. The weighted-average fair value per share at issuance date was $27.09 in 2015, $27.91 in 2014 and $26.17 in 2013.  The weighted-average discount was approximately 3% in 2015, 2014 and 2013.

The following table summarizes RSU activity during 2015:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value

Nonvested balance as of December 31, 2014	367.1	$25.87
Activity from January 1 to December 31, 2015:
Granted	144.7	27.09
Forfeited	(57.2)	26.05
Vested	(181.6)	26.37
Nonvested balance as of December 31, 2015	273.0	$26.16

Performance Share Units (“PSUs”)
We granted PSUs to senior executives and select employees in 2015, 2014 and 2013.  PSUs typically vest over three years and are paid out in shares of Brink’s stock.  The number of shares paid out ranges from 0% to 200% of an employee’s award, depending on the achievement of pre-established financial goals over the performance period, generally three years.  Shares are not paid out if the financial results do not meet a pre-established threshold level of performance.

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

Performance Goal Added in 2014 for the 2013 and 2014 PSU Grants.  The performance goals for the 2013 and the 2014 PSU grants are based on consolidated operating profit over the performance period, which are adjusted for various items including corporate items, acquisition and dispositions, unusual or infrequently occurring events and foreign currency.  In 2014, the Compensation and Benefits Committee of the Board of Directors approved a second performance goal for the PSU awards granted in 2013 and 2014 to reflect the change in currency exchange rate used to report the results of Venezuela because the rate changed significantly.  After the conclusion of the performance period, the payout will be equal to the lower of the calculated payout under the two performance goals.  Approximately 100 employees who received PSUs in 2013 and 2014 were affected by the change.  No incremental compensation cost associated with the additional performance goal is expected to be recognized as the second goal is expected to be more difficult to achieve and, in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, we continue to recognize expense as calculated using the first performance goal.

The following table summarizes all PSU activity during 2015:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value

Nonvested balance as of December 31, 2014	343.6	$24.06
Activity from January 1 to December 31, 2015:
Granted	199.1	29.10
Forfeited	(39.3)	25.69
Nonvested balance as of December 31, 2015	503.4	$25.93

The majority of PSUs granted contain a market condition in addition to a performance condition. We measure the fair value of these PSUs at the grant date using a Monte Carlo simulation model.

A small portion of PSUs granted contain only performance conditions. We measure the fair value of these PSUs based on the price of Brink's stock at the grant date, as adjusted for a discount for dividends not received during the vesting period.

The following table provides the terms and weighted average assumptions used in the valuation of those PSUs containing a market condition:

Terms and Assumptions Used to Estimate Fair Value of PSUs	PSUs Granted in 2015	PSUs Granted in 2014	PSUs Granted in 2013
Date of Measurement	February 20, 2015(a)	July 11, 2014(b)	July 11, 2014(b)

Terms of awards:
Performance period	Jan. 1, 2015 to	Jan. 1, 2014 to	April 1, 2013 to
	Dec. 31, 2017	Dec. 31, 2016	Dec. 31, 2015
Beginning average price of Brink’s common stock	$23.19	33.29	27.59

Assumptions used to estimate fair value:
Expected dividend yield(c)	—%	—%	—%
Expected stock price volatility	30%	32%	28%
Risk-free interest rate	1.0%	0.7%	0.3%
Contractual term in years	2.8	2.5	1.5

Weighted-average fair value estimate per share	$28.97	24.39	23.68

(a)	Represents the date awards were granted to employee.

(b)
Represents the date the recoupment policy was amended (see Recoupment Policy Change in 2014 above) and an additional goal was added (see 2014 Additional Performance Goal for the 2013 and 2014 PSU Grants above).  The employees and employer are deemed to have a mutual understanding of the terms of the award at this date.

(c)	PSUs are not entitled to dividends during the performance period.

Market Share Units  (“MSUs”)
We granted MSUs to senior executives in 2015, 2014 and 2013.  MSUs are paid out in shares of Brink’s stock when an award vests.  MSUs reward the achievement of the appreciation of Brink’s stock over the performance period (generally three years) at a rate of 0% to 150% of the initial target number of shares awarded.  The multiplier to the initial target number of MSUs awarded is calculated as the ratio of the price of Brink’s stock at the end of the performance period divided by the price of Brink’s stock at the beginning of the performance period.  If the price of Brink’s stock at the end of the performance period is less than 50% of the initial price, no payout for MSUs will occur.

We measure the fair value of MSUs at the grant date using a Monte Carlo simulation model.  The following table provides the terms and the weighted average assumptions used in the valuation of the MSUs:

Terms and Assumptions Used to Estimate Fair Value of MSUs	MSUs Granted in 2015	MSUs Granted in 2014	MSUs Granted in 2013
Date of Measurement	February 20, 2015(a)	July 11, 2014(b)	July 11, 2014(b)

Terms of awards:
Performance period	Jan. 1, 2015 to	Jan. 1, 2014 to	April 1, 2013 to
	Dec. 31, 2017	Dec. 31, 2016	Dec. 31, 2015
Beginning average price of Brink’s common stock	$23.19	33.29	27.59

Assumptions used to estimate fair value:
Expected dividend yield(c)	—%	—%	—%
Expected stock price volatility	30%	32%	28%
Risk-free interest rate	1%	0.7%	0.3%
Contractual term in years	2.8	2.5	1.5

Weighted-average fair value estimate per share	$30.37	23.34	27.30

(a)	Represents the date awards were granted to employee.

(b)
Represents the date the recoupment policy was amended (see Recoupment Policy Change in 2014 above).  The employees and employer are deemed to have a mutual understanding of the terms of the award at this date.

(c)	MSUs are not entitled to dividends during the performance period.

The following table summarizes all MSU activity during 2015:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value

Nonvested balance as of December 31, 2014	163.3	$25.47
Activity from January 1 to December 31, 2015:
Granted	108.6	30.37
Forfeited	(13.1)	27.86
Nonvested balance as of December 31, 2015	258.8	$27.40

Stock Options
No stock options were granted in 2015, 2014 and 2013.  Prior to 2013, we granted stock options to select senior executives and select employees.  When vested, the option entitles the holder to purchase a specified number of shares of Brink’s stock at a price set at the date the options were granted.  The option price for Brink’s stock options was equal to the market price of Brink’s stock on the award date.  Stock options granted to employees have a maximum term of six years and options previously granted to directors have a maximum term of ten years.

Stock Option Activity
The table below summarizes the activity in all plans for options of our stock.

	Shares (in thousands)	Weighted-Average Grant Date Fair Value

Outstanding balance as of December 31, 2014	844.8	$5.83
Activity from January 1 to December 31, 2015:
Forfeited or expired	(6.8)	1.75
Exercised	(149.7)	3.96
Outstanding balance as of December 31, 2015	688.3	$6.28

The table below summarizes additional information related to all plans for options of our stock:

	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(a) (in millions)

Outstanding at December 31, 2014	844.8	$25.88
Forfeited or expired	(6.8)	28.32
Exercised	(149.7)	25.20
Outstanding at December 31, 2015(b)	688.3	26.01	1.8	$2.8

Of the above, as of December 31, 2015:
Exercisable	688.3	$26.01	1.8	$2.8

(a)
The intrinsic value of a stock option is the difference between the market price of the shares underlying the option and the exercise price of the option.  The market price at December 31, 2015 was $28.86.

(b)
There were 0.7 million shares of exercisable options with a weighted-average exercise price of $26.44 per share at December 31, 2014 and 1.2 million shares of exercisable options with a weighted-average exercise price of $30.92 per share at December 31, 2013.

Deferred Stock Units (“DSUs”)
We have granted DSUs to our directors.  DSUs are paid out in shares of Brink’s stock. We measure the fair value of DSUs at the grant date, based on the price of Brink’s stock. The following table summarizes all DSU activity during 2015:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value

Nonvested balance as of December 31, 2014	28.3	$24.70
Granted	21.4	32.79
Vested	(28.3)	24.70
Nonvested balance as of December 31, 2015	21.4	$32.79

The weighted-average grant-date fair value estimate per share for DSUs granted was $32.79 in 2015, $24.70 in 2014 and $26.80 in 2013.

Other Share-Based Compensation
We have a deferred compensation plan that allows participants to defer a portion of their compensation into stock units.  Units may be redeemed by employees for an equal number of shares of Brink’s stock.  Employee accounts held 302,041 units at December 31, 2015, and 292,221 units at December 31, 2014.

We have a stock accumulation plan for our non-employee directors that, prior to 2014, provided for awards of stock units.  Directors’ accounts held 54,050 units at December 31, 2015, and 53,335 units at December 31, 2014.

Note 17 - Capital Stock

Common Stock
At December 31, 2015, we had 100 million shares of common stock authorized and 48.9 million shares issued and outstanding.

Dividends
We paid regular quarterly dividends on our common stock during the last three years.  On January 21, 2016, the board declared a regular quarterly dividend of 10 cents per share payable on March 1, 2016.  The payment of future dividends is at the discretion of the board of directors and is dependent on our future earnings, financial condition, shareholder equity levels, cash flow, business requirements and other factors.

Preferred Stock
At December 31, 2015, we had the authority to issue up to 2.0 million shares of preferred stock with a par value of $10 per share.

Shares Used to Calculate Earnings per Share

	Years Ended December 31,
(In millions)	2015	2014	2013

Weighted-average shares

Basic(a)	49.3	49.0	48.7
Effect of dilutive stock awards	—	—	0.3
Diluted(a)	49.3	49.0	49.0

Antidilutive stock awards excluded from denominator	1.7	1.7	1.3

(a)
We have deferred compensation plans for directors and certain of our employees.  Some amounts owed to participants are denominated in common stock units.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average common stock units credited to employees and directors under the deferred compensation plans.  Additionally, nonvested units are also included in the computation of basic weighted average shares when the requisite service period has been completed.  Accordingly, basic and diluted shares include weighted-average units of 0.5 million in 2015, 0.5 million in 2014 and 0.6 million in 2013.

Note 18 - Loss from Discontinued Operations

	Years Ended December 31,
(In millions)	2015	2014	2013

Loss from operations(a)(b)	$(2.4)	(13.3)	(17.4)
Gain (loss) on sales	(0.8)	(18.9)	16.3
Adjustments to contingencies of former operations(c):
Workers' compensation	(0.7)	(4.4)	(1.7)
Insurance recoveries related to BAX Global indemnification(d)	—	9.5	—
Other	0.1	(1.6)	1.0
Loss from discontinued operations before income taxes	(3.8)	(28.7)	(1.8)
Provision (benefit) for income taxes	(1.0)	0.4	7.4
Loss from discontinued operations, net of tax	$(2.8)	(29.1)	(9.2)

(a)
Discontinued operations include gains and losses related to businesses that we recently sold or shut down.  No interest expense was included in discontinued operations in 2015 and 2014.  Interest expense included in discontinued operations was $0.4 million in 2013.

(b)
The loss from operations in 2015 included $1.0 million in pension settlement charges related to the Mexican parcel delivery business sold in February 2015. The loss from operations in 2014 included $15.6 million in non-cash severance and impairment charges related to the Netherlands cash-in-transit operations.  The loss from operations in 2013 included $16.2 million of severance expenses paid to terminate certain employees of the German cash-in-transit operations.  We contributed a portion of the cost to fund the German severance payments to the business prior to the execution of the December 2013 sale transaction.

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

The results of the above operations have been excluded from continuing operations and are reported as discontinued operations for the current and prior periods.  The table below shows revenues by operating segment which have been reclassified to discontinued operations:

	December 31,
(In millions)	2015	2014	2013

Mexico	$4.6	21.2	26.5
Canada	—	—	41.2
Largest 5 Markets	4.6	21.2	67.7
Latin America	—	4.9	6.6
EMEA	—	126.0	197.1
Asia	—	7.6	34.6
Global Markets	—	138.5	238.3
Total	$4.6	159.7	306.0

The table below shows revenues and income (loss) from operations before tax for the Netherlands cash-in-transit operations sold in 2014 and for the German cash-in-transit operations sold in 2013:

	Years Ended December 31,
(In millions)	2015	2014	2013

Netherlands CIT operations:
Revenues	$—	126.0	119.5
Income (loss) from operations before tax	—	(2.0)	13.0
German CIT operations:
Revenues	$—	—	56.4
Loss from operations before tax	—	—	(24.3)

Other divestitures not classified as discontinued operations:

•	We sold an Irish guarding operation in November 2015.

•
We sold our 70% ownership interest in a Russian cash management business in November 2015 and recognized a $5.9 million loss on the disposition. A significant part of the loss ($5.0 million) represented the reclassification of foreign currency translation adjustments from accumulated other comprehensive income (loss) into earnings.

Revenues and income (loss) from operations before tax were not significant for the Irish guarding business or the Russian cash management business.

Note 19 - Supplemental Cash Flow Information

	Years Ended December 31,
(In millions)	2015	2014	2013

Cash paid for:
Interest	$18.6	22.9	23.7
Income taxes, net	45.4	68.6	92.7

Argentina Debt Security Transactions
We have elected in the past and could continue in the future to repatriate cash from Brink's Argentina using different means to convert Argentine pesos into U.S. dollars. In 2015, cash outflows from the purchase of debt securities totaled $25.8 million and cash inflows from the sale of these securities totaled $18.7 million. In 2014, cash outflows from the purchase of debt securities totaled $11.0 million and cash inflows from the sale of these securities totaled $7.4 million. The net cash flows from these transactions are treated as operating cash flows as the debt securities are purchased specifically for resale and are generally sold within a short period of time from the date of purchase.

Mexico Real Estate Transaction
Brink's Mexico entered into a transaction in 2015 to sell its headquarters building in Mexico City and lease the property back for two years. The transaction did not qualify for sale-leaseback accounting due to continuing involvement with the property. Transaction proceeds of $14.5 million in 2015 are reported as cash inflows from financing activities.

Non-cash Investing and Financing Activities
We acquired armored vehicles, CompuSafe® units and other equipment under capital lease arrangements in the last three years including $18.9 million in 2015, $12.1 million in 2014 and $5.5 million in 2013.

Note 20 - Other Operating Income (Expense)

	Years Ended December 31,
(In millions)	2015	2014	2013

Foreign currency items:
Transaction losses(a)	$(26.8)	(127.2)	(18.1)
Hedge gains (losses)	2.9	1.4	(0.4)
Gains on sale of property and equity investment (b)	0.9	44.9	2.4
Argentina conversion losses	(7.1)	(3.6)	(2.1)
Impairment losses (c)	(37.2)	(3.3)	(2.9)
Share in earnings of equity affiliates	0.5	4.3	6.7
Royalty income	2.1	1.5	1.9
Gains (losses) on business acquisitions and dispositions	(6.3)	—	2.8
Other	1.6	1.0	0.3
Other operating income (expense)	$(69.4)	(81.0)	(9.4)

(a)	Includes losses from devaluations in Venezuela of $18.1 million in 2015, $121.6 million in 2014 and $13.4 million in 2013.

(b)	Includes a $44.3 million gain on the sale of a noncontrolling interest in a Peruvian cash-in-transit business in 2014.

(c)	Includes $35.3 million of impairment losses in 2015 related to property and equipment in Venezuela.

Note 21 - Interest and Other Nonoperating Income (Expense)

	Years Ended December 31,
(In millions)	2015	2014	2013

Interest income	$3.3	3.0	2.7
Gain on available-for-sale securities	1.1	0.4	0.4
Foreign currency hedge losses	(0.5)	(1.0)	(1.0)
Other	(0.5)	(0.5)	(0.6)
Total	$3.4	1.9	1.5

Note 22 - Other Commitments and Contingencies

On June 19, 2008, a lawsuit captioned Del Valle Gurria S.C. v. Servicio Pan Americano de Protección, S.A. de C.V. was filed with the Twenty-third Civil Judge in the Federal District in Mexico (the “Court”) against Servicio Pan American de Proteccion, S.A. de C.V. (SERPAPROSA), the Mexico subsidiary that we acquired in November 2010. The plaintiff claims it is owed legal fees and corresponding value-added tax (VAT), interest and expenses related to its legal representation of SERPAPROSA in connection with tax audits covering the 1991, 1992 and 1994 fiscal years. On October 28, 2010, the Court issued a decision in favor of SERPAPROSA in part and the plaintiff in part, ordering SERPAPROSA to pay the plaintiff less than $1 million for its previous representation of SERPAPROSA. Between November 2010 and October 2013, the judgment was subject to multiple appeals by both parties to the Fifth Civil Court of Appeal of the Federal District in Mexico (the “Fifth Civil Court of Appeal”) and to the First Civil Collegiate Tribunal of the First Circuit in Mexico (the “First Civil Collegiate Tribunal”), and was remanded twice to the Court for determination of the fees to be paid to the plaintiff. On December 6, 2013, the Fifth Civil Court of Appeal issued a decision in favor of the plaintiff, modifying the lower court’s ruling and ordering SERPAPROSA to pay the plaintiff approximately $7 million plus VAT and interest for its previous representation of SERPAPROSA. SERPAPROSA filed a constitutional injunction on January 20, 2014 with the First Civil Collegiate Tribunal. The appeal was granted in favor of SERPAPROSA on September 17, 2014, ordering SERPAPROSA to pay approximately $2 million plus VAT and interest. The plaintiff filed an appeal on October 7, 2014, with the Mexico Supreme Court, which was rejected by the court on October 22, 2014. The plaintiff filed two subsequent actions appealing the Supreme Court’s October 22, 2014 decision, one before the First Appellate Court in Civil Matters of the First Circuit (the “Appellate Court”) and one with the Mexico Supreme Court. The action filed before the Appellate Court was rejected on February 16, 2015; the action filed with the Mexico Supreme Court is pending. The Company has accrued $2 million, reflecting the Company’s best estimate of exposure, although additional reasonably possible losses could be up to $10 million, based on currency exchange rates at December 31, 2015.  The ultimate resolution of this matter is unknown and the estimated liability may change in the future. The Company denies the allegations asserted by the plaintiff and is vigorously defending itself in this matter.

During the fourth quarter of 2015, we became aware of an investigation initiated by COFECE (the Mexican antitrust agency) related to potential anti-competitive practices among competitors in the cash logistics industry in Mexico (the industry in which Brink’s Mexican subsidiary, SERPAPROSA, is active). Because no legal proceedings have been initiated against SERPAPROSA, we cannot estimate the probability of loss or any range of estimate of possible loss at this time.  It is possible that SERPAPROSA could become the subject of legal or administrative claims or proceedings, however, that could result in a loss that could be material to the Company’s results in a future period.

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

At December 31, 2015, we had noncancellable commitments for $10.3 million in equipment purchases, and information technology and other services.

Note 23 - Reorganization and Restructuring

2015 Reorganization and Restructuring
Brink's initiated a global restructuring of its business in the third quarter of 2015. We recognized $11.6 million in 2015 costs related to employee severance, contract terminations and property impairment associated with the restructuring. The 2015 Reorganization and Restructuring is expected to reduce the global workforce by approximately 1,000 to 1,200 positions and is projected to result in $25 to $35 million in cost savings in 2016.

The following table summarizes the costs incurred and payments and utilization of our 2015 Reorganization and Restructuring accruals:

(In millions)	Severance Costs	Contract Terminations	Impairments	Total

Balance as of January 1, 2015	$—	—	—	—
Expense	9.8	1.6	0.2	11.6
Payments and utilization	(3.5)	(1.6)	(0.2)	(5.3)
Foreign currency exchange effects	—	—	—	—
Balance as of December 31, 2015	$6.3	—	—	6.3

2014 Reorganization and Restructuring
In the fourth quarter of 2014, we announced a reorganization and restructuring of Brink’s global organization (“2014 Reorganization and Restructuring”) to accelerate the execution of our strategy by reducing costs and providing for a more streamlined and centralized organization. As part of this program, we reduced our total workforce by approximately 1,700 positions. The restructuring saved annual direct costs of approximately $50 million in 2015 compared to 2014, excluding charges for severance, lease termination and accelerated depreciation. We recorded total pretax charges of $21.8 million in 2014 and an additional $1.9 million of pretax charges in 2015 related to the 2014 Reorganization and Restructuring. The actions under this program were substantially completed by the end of 2015 with cumulative pretax charges estimated to be approximately $24 million, primarily severance costs.

The following table summarizes the costs incurred and payments made in our 2014 Reorganization and Restructuring accruals:

(In millions)	Severance Costs	Lease Terminations	Total

Balance as of January 1, 2014	$—	—	—
Expenses	21.8	—	21.8
Payments	(0.3)	—	(0.3)
Foreign currency exchange effects	(0.1)	—	(0.1)
Balance as of December 31, 2014	$21.4	—	21.4
Expense (benefit)	(0.4)	2.3	1.9
Payments and utilization	(19.0)	(1.9)	(20.9)
Foreign currency exchange effects	(1.1)	—	(1.1)
Balance as of December 31, 2015	$0.9	0.4	1.3

Executive Leadership and Board of Directors Restructuring
In the fourth quarter of 2015, we recognized $1.8 million in costs related to the restructuring of executive leadership and Board of Directors, which was announced in January 2016. The majority of these charges will be paid in cash in 2016. The restructuring actions include the departure of our CEO in 2016 and the retirement of two Board members in January 2016.

We expect to recognize an additional $5 to $10 million in costs in 2016 related to the 2015 Reorganization and Restructuring and the Executive Leadership and Board of Directors Restructuring.

Note 24 - Selected Quarterly Financial Data (unaudited)

	2015 Quarters				2014 Quarters
(In millions, except for per share amounts)	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Revenues	$776.1	760.3	759.2	765.8	$949.6	859.0	872.5	881.2
Operating profit	12.9	(14.6)	25.3	33.0	(73.7)	8.7	61.2	(23.7)
Amounts attributable to Brink’s:
Income (loss) from:
Continuing operations	$(0.6)	(13.0)	7.7	(3.2)	$(59.0)	0.9	28.8	(25.5)
Discontinued operations	(2.4)	0.1	(0.1)	(0.4)	0.5	0.7	(8.6)	(21.7)
Net income (loss) attributable to Brink’s	$(3.0)	(12.9)	7.6	(3.6)	$(58.5)	1.6	20.2	(47.2)

Depreciation and amortization	$36.7	36.5	33.1	33.6	$41.9	40.9	39.7	39.4
Capital expenditures	14.3	20.9	26.0	39.9	23.8	32.3	26.3	53.7

Earnings (loss) per share attributable to Brink’s common shareholders:
Basic
Continuing operations	$(0.01)	(0.26)	0.16	(0.07)	$(1.21)	0.02	0.59	(0.52)
Discontinued operations	(0.05)	—	—	(0.01)	0.01	0.01	(0.17)	(0.44)
Net income (loss)	$(0.06)	(0.26)	0.16	(0.07)	$(1.20)	0.03	0.41	(0.96)

Diluted
Continuing operations	$(0.01)	(0.26)	0.16	(0.07)	$(1.21)	0.02	0.58	(0.52)
Discontinued operations	(0.05)	—	—	(0.01)	0.01	0.01	(0.17)	(0.44)
Net income (loss)	$(0.06)	(0.26)	0.15	(0.07)	$(1.20)	0.03	0.41	(0.96)

Earnings per share.  Earnings per share amounts for each quarter are required to be computed independently.  As a result, their sum may not equal the annual earnings per share.

Discontinued operations.  In early 2015, we sold a small Mexican parcel delivery business.  In 2014, we completed the divestitures of cash-in-transit operations in the Netherlands, Australia and Puerto Rico.

The results of these operations have been excluded from continuing operations and are reported as discontinued operations for all periods.

Significant pretax items in a quarter.  In the first quarter of 2015, we recognized an $18.0 million remeasurement loss related to our change in February 2015 from the SICAD II exchange mechanism to the SIMADI. In the second quarter of 2015, we recognized a $34.5 million impairment of the Venezuela property and equipment (and another $0.8 million in the third quarter). In the third quarter of 2015, we initiated a restructuring of our business and recognized a $2.0 million charge related to contract terminations, employee severance and property impairment (and another $9.6 million in the fourth quarter). In the fourth quarter of 2015, we recognized a $5.9 million loss on the sale of our interest in a cash management business in Russia.

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

Significant after-tax items in a quarter. In the fourth quarter of 2015, we recognized a $23.5 million increase to current tax expense related to a transaction that accelerated U.S. taxable income.

Note 25 - Subsequent Event

In light of the challenging secure logistics market in the Republic of Ireland, we have decided to wind down the majority of our operations in this country, which had revenues of approximately $15 million in 2015. We expect to recognize losses from operations and the disposition in the range of $20 million to $25 million in 2016. We will continue to provide international shipments to and from the Republic of Ireland through our Global Services business.

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

(b) Internal Controls over Financial Reporting

See pages 62 and 63 for Management’s Annual Report on Internal Control over Financial Reporting and the Attestation Report of the Registered Public Accounting Firm.

(c) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Chief Executive Officer is required to make, and he has made, an annual certification to the New York Stock Exchange (“NYSE”) stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE.  Our Chief Executive Officer made his annual certification to that effect to the NYSE as of May 14, 2015.  In addition, we are filing, as exhibits to this Annual Report on Form 10-K, the certification of our principal executive officer and principal financial officer required under sections 906 and 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

The information regarding executive officers is included in this report following Item 4, under the caption “Executive Officers of the Registrant.”  Other information required by Item 10 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2015.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2015.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2015.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	All financial statements – see pages 61–114.

	2.	Financial statement schedules – not applicable.

	3.	Exhibits – see exhibit index.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2016.

The Brink’s Company
(Registrant)

By	/s/ Thomas. C. Schievelbein
Thomas C. Schievelbein,
(President and
Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 29, 2016.

Signature	Title

/s/ Thomas. C. Schievelbein	Director, President and Chief Executive Officer (Principal Executive Officer)
Thomas C. Schievelbein
/s/ J.W. Dziedzic	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Joseph W. Dziedzic
/s/ Thomas R. Colan	Controller (Principal Accounting Officer)
Thomas R. Colan

*	Director
Betty C. Alewine

*	Director
Paul G. Boynton

*	Director
Ian D. Clough

*	Director
Susan E. Docherty

*	Director
Peter A. Feld

*	Director
Reginald D. Hedgebeth

*	Director
Michael J. Herling

*	Director
George I. Stoeckert

* By:	/s/ Thomas. C. Schievelbein,
Thomas C. Schievelbein, Attorney-in-Fact

Exhibit Index

Each exhibit listed as a previously filed document is hereby incorporated by reference to such document.

Exhibit Number	Description

3(i)	Second Amended and Restated Articles of Incorporation of the Registrant. Exhibit 3(i) to the Registrant's Quarterly Report on Form 10-Q filed July 31, 2015.

3(ii)	Bylaws of the Registrant. Exhibit 3(i) to the Registrant’s Current Report on Form 8-K filed January 5, 2016.

10(a)*	Amended and Restated Key Employees Incentive Plan, amended and restated as of May 6, 2011. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 10, 2011.

10(b)*	Key Employees’ Deferred Compensation Program, as amended and restated as of July 10, 2014. Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

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

10(k)*	Management Performance Improvement Plan, as amended and restated as of February 19, 2010. Exhibit 10(h) to the 2009 Form 10-K.

10(l)*	Form of Change in Control Agreement. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 16, 2015.

10(m)*	Stock Option Award Agreement, dated as of June 15, 2012, between the Registrant and Thomas C. Schievelbein. Exhibit 10.6 to the Registrant’s Second Quarter 2012 Form 10-Q.

10(n)*	Restricted Stock Unit Award Agreement, dated as of June 15, 2012, between the Registrant and Thomas C. Schievelbein. Exhibit 10.7 to the Registrant’s Second Quarter 2012 Form 10-Q.

10(o)*	Form of Indemnification Agreement entered into by the Registrant with its directors and officers. Exhibit 10(l) to the 1991 Form 10-K.

10(p)*	Non-Employee Directors’ Stock Option Plan, as amended and restated as of July 8, 2005. Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10(q)*	Non-Employee Directors’ Equity Plan, as amended and restated as of July 12, 2012. Exhibit 10.9 to the Registrant’s Second Quarter 2012 Form 10-Q.

10(r)*	(i)
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

(iii)
Form of Award Agreement for deferred stock units granted in 2014 and 2015 to be distributed upon vesting under the Non-Employee Directors’ Equity Plan.  Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (the “Second Quarter 2014 Form 10-Q”).

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

10(v)
$525,000,000 Credit Agreement, dated as of March 10, 2015, among The Brink’s Company, as Parent Borrower and as a Guarantor, the subsidiary borrowers referred to therein, as Subsidiary Borrowers, certain of Parent Borrower’s subsidiaries, as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, an Issuing Lender and Swingline Lender, and various other Lenders named therein. Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed March 13, 2015.

10(w)
$75,000,000 Credit Agreement, dated as of March 12, 2015, among The Brink’s Company, as Parent Borrower, certain of Parent Borrower’s subsidiaries, as Guarantors, and PNC Bank, National Association, as Lender. Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed March 13, 2015.

10(x)
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

10(z)
Separation and Distribution Agreement between the Registrant and Brink’s Home Security Holdings, Inc. dated as of October 31, 2008.  Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 5, 2008.

10(aa)	Tax Matters Agreement between the Registrant and Brink’s Home Security Holdings, Inc. dated as of October 31, 2008. Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed November 5, 2008.

10(bb)
Employee Matters Agreement between the Registrant and Brink’s Home Security Holdings, Inc. dated as of October 31, 2008.  Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed November 5, 2008.

10(cc)	Severance Pay Plan of The Brink's Company effective November 13, 2015. Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed November 16, 2015.

10(dd)	Nomination and Standstill Agreement by and among the Registrant and Starboard, dated January 3, 2016. Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed January 5, 2016.

10(ee)	Succession Agreement by and between the Registrant and Thomas C. Schievelbein dated January 3, 2016. Exhibit 10.2 to the Registrant's Current Report on form 8-K filed January 5, 2016.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

99(a)*
Excerpt from Pension-Retirement Plan relating to preservation of assets of the Pension-Retirement Plan upon a change in control.  Exhibit 99(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

101
Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2015, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Consolidated Balance Sheets at December 31, 2015, and December 31, 2014, (ii)  the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*Management contract or compensatory plan or arrangement.