Form 10-Q
period 2016-03-31
BRINKS CO
filed 2016-05-03
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Yes  ☐  No  ☒
As of April 28, 2016, 49,327,547 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements
THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets
(Unaudited)

(In millions)	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$186.8	198.3
Accounts receivable, net	503.1	478.1
Prepaid expenses and other	125.3	101.3
Total current assets	815.2	777.7

Property and equipment, net	552.0	549.0
Goodwill	192.8	185.3
Other intangibles	29.3	28.5
Deferred income taxes	327.7	329.8
Other	72.8	76.4

Total assets	$1,989.8	1,946.7

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$50.7	29.1
Current maturities of long-term debt	39.0	43.3
Accounts payable	133.0	155.3
Accrued liabilities	397.9	414.1
Total current liabilities	620.6	641.8

Long-term debt	404.9	358.1
Accrued pension costs	217.5	219.4
Retirement benefits other than pensions	258.7	259.2
Deferred income taxes	8.1	8.1
Other	130.0	129.5
Total liabilities	1,639.8	1,616.1

Contingent liabilities (notes 3, 4, 11 and 12)

Equity:
The Brink's Company ("Brink's") shareholders:
Common stock	49.2	48.9
Capital in excess of par value	599.0	599.6
Retained earnings	553.4	561.3
Accumulated other comprehensive loss	(867.5)	(891.9)
Brink’s shareholders	334.1	317.9

Noncontrolling interests	15.9	12.7

Total equity	350.0	330.6

Total liabilities and equity	$1,989.8	1,946.7
See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In millions, except for per share amounts)	2016	2015

Revenues	$721.8	776.1

Costs and expenses:
Cost of revenues	597.0	629.1
Selling, general and administrative expenses	110.3	112.3
Total costs and expenses	707.3	741.4
Other operating expense	(0.7)	(21.8)

Operating profit	13.8	12.9

Interest expense	(4.9)	(4.9)
Interest and other income	—	0.4
Income from continuing operations before tax	8.9	8.4
Provision for income taxes	9.4	15.5

Loss from continuing operations	(0.5)	(7.1)

Loss from discontinued operations, net of tax	—	(2.4)

Net loss	(0.5)	(9.5)
Less net income (loss) attributable to noncontrolling interests	2.6	(6.5)

Net loss attributable to Brink’s	(3.1)	(3.0)

Amounts attributable to Brink’s
Continuing operations	(3.1)	(0.6)
Discontinued operations	—	(2.4)

Net loss attributable to Brink’s	$(3.1)	(3.0)

Loss per share attributable to Brink’s common shareholders(a):
Basic:
Continuing operations	$(0.06)	(0.01)
Discontinued operations	—	(0.05)
Net loss	$(0.06)	(0.06)

Diluted:
Continuing operations	$(0.06)	(0.01)
Discontinued operations	—	(0.05)
Net loss	$(0.06)	(0.06)

Weighted-average shares
Basic	49.5	49.1
Diluted	49.5	49.1

Cash dividends paid per common share	$0.10	0.10
(a)   Amounts may not add due to rounding.
See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2016	2015

Net loss	$(0.5)	(9.5)

Benefit plan adjustments:
Benefit plan experience gains	11.7	14.2
Benefit plan prior service cost	(0.4)	(3.0)
Total benefit plan adjustments	11.3	11.2

Foreign currency translation adjustments	17.8	(50.4)
Unrealized net gains on available-for-sale securities	0.2	—
Losses on cash flow hedges	(0.3)	—
Other comprehensive income (loss) before tax	29.0	(39.2)
Provision for income taxes	3.8	4.0

Other comprehensive income (loss)	25.2	(43.2)

Comprehensive income (loss)	24.7	(52.7)
Less comprehensive income (loss) attributable to noncontrolling interests	3.4	(7.9)

Comprehensive income (loss) attributable to Brink's	$21.3	(44.8)
See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statement of Equity

Three Months ended March 31, 2016
(Unaudited)

	Attributable to Brink’s
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Attributable to Noncontrolling Interests	Total

Balance as of December 31, 2015	48.9	$48.9	599.6	561.3	(891.9)	12.7	330.6

Net income (loss)	—	—	—	(3.1)	—	2.6	(0.5)
Other comprehensive income	—	—	—	—	24.4	0.8	25.2
Dividends to:
Brink’s common shareholders ($0.10 per share)	—	—	—	(4.9)	—	—	(4.9)
Noncontrolling interests	—	—	—	—	—	(0.2)	(0.2)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	2.8	—	—	—	2.8
Consideration from exercise of stock options	—	—	0.1	—	—	—	0.1
Other share-based benefit programs	0.3	0.3	(3.5)	0.1	—	—	(3.1)

Balance as of March 31, 2016	49.2	$49.2	599.0	553.4	(867.5)	15.9	350.0
See accompanying notes to consolidated financial statements

THE BRINK’S COMPANY
and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2016	2015
Cash flows from operating activities:
Net loss	$(0.5)	(9.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	2.4
Depreciation and amortization	32.2	36.7
Share-based compensation expense	2.8	5.2
Deferred income taxes	—	(4.6)
Gains and losses:
Property and other assets	—	(0.2)
Business acquisitions and dispositions	(0.1)	—
Other impairment losses	0.5	1.1
Retirement benefit funding (more) less than expense:
Pension	3.2	(0.7)
Other than pension	3.2	2.4
Remeasurement losses due to Venezuela currency devaluation	2.8	18.0
Other operating	(0.6)	0.9
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and income taxes receivable	(24.2)	(16.8)
Accounts payable, income taxes payable and accrued liabilities	(27.5)	(47.7)
Customer obligations	(18.5)	1.5
Prepaid and other current assets	(13.3)	(14.8)
Other	2.2	4.7
Discontinued operations	—	(2.0)
Net cash used by operating activities	(37.8)	(23.4)

Cash flows from investing activities:
Capital expenditures	(20.8)	(14.3)
Available-for-sale securities:
Purchases	(5.8)	(0.1)
Sales	2.3	3.5
Cash proceeds from sale of property, equipment and investments	0.2	0.2
Other	—	1.4
Discontinued operations	—	1.9
Net cash used by investing activities	(24.1)	(7.4)

Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term debt	20.5	(6.6)
Long-term revolving credit facilities:
Borrowings	187.6	177.9
Repayments	(136.8)	(187.7)
Other long-term debt:
Borrowings	1.6	82.0
Repayments	(16.0)	(17.9)
Debt financing costs	—	(1.9)
Dividends to:
Shareholders of Brink’s	(4.9)	(4.9)
Noncontrolling interests in subsidiaries	(0.2)	(0.2)
Proceeds from exercise of stock options	0.1	0.1
Minimum tax withholdings associated with share-based compensation	(4.2)	(0.3)
Other	0.8	0.1
Net cash provided by financing activities	48.5	40.6
Effect of exchange rate changes on cash	1.9	(17.2)
Cash and cash equivalents:
Decrease	(11.5)	(7.4)
Balance at beginning of period	198.3	176.2
Balance at end of period	$186.8	168.8
See accompanying notes to consolidated financial statements

THE BRINK’S COMPANY
and subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of presentation

The Brink’s Company (along with its subsidiaries, “Brink’s” or “we”) has nine operating segments:

•	Each of the five countries within Largest 5 Markets (U.S., France, Mexico, Brazil and Canada)

•	Each of the three regions within Global Markets (Latin America, Europe, Middle East and Africa ("EMEA") and Asia)

•	Payment Services

Our unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, the unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2015.

We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements. Actual results could differ materially from these estimates.  The most significant estimates are related to goodwill and other long-lived assets, pension and other retirement benefit obligations, legal contingencies, business divestitures and deferred tax assets.

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

Assets and liabilities of foreign subsidiaries in non-highly inflationary economies are translated into U.S. dollars using rates of exchange at the balance sheet date.  Translation adjustments are recorded in other comprehensive income (loss).  Revenues and expenses are translated at rates of exchange in effect during the year.  Transaction gains and losses are recorded in earnings.

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

Since 2003, the Venezuelan government has controlled the exchange of local currency into other currencies, including the U.S. dollar, and has required that currency exchanges be made at official rates established by the government instead of allowing open markets to determine currency rates.  Different official rates existed for different industries and purposes and the government does not approve all requests to convert bolivars to other currencies.

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

Remeasurement rates during 2015. In March 2014, the government initiated an exchange mechanism known as SICAD II with conversions subject to specific eligibility requirements.  Transactions were reported in a range of 49 to 52 bolivars to the U.S. dollar.  From March 2014 through December 31, 2014, we received approval to obtain a total of $1.2 million (at a weighted average exchange rate of 51 bolivars to the dollar) through the SICAD II mechanism. Through February 11, 2015, we used the SICAD II rates to remeasure our bolivar-denominated monetary assets and liabilities into U.S. dollars and to translate our revenue and expenses.  Effective February 12, 2015, the government replaced the SICAD II process with a new process, known locally as SIMADI and we began to use the SIMADI rate to remeasure bolivar-denominated monetary assets and liabilities and to translate our revenue and expenses. As a result, we recognized an $18.0 million net remeasurement loss in the first quarter of 2015. The after-tax effect of this loss attributable to noncontrolling interests was $5.6 million for the first quarter of 2015. The SIMADI rates published from mid-February 2015 through the end of 2015 ranged from 170 to 200 bolivars to the U.S. dollar. We received only minimal U.S. dollars through this exchange mechanism.

Remeasurement rates during 2016.   In the first quarter of 2016, the Venezuelan government announced that they would replace the SIMADI exchange mechanism with the DICOM exchange mechanism and would allow the DICOM exchange mechanism rate to float freely. The DICOM rate at March 31, 2016 was 273 bolivars to the dollar. We recognized a $2.8 million net remeasurement loss in the first three months of 2016.  However, the after-tax effect in the current period was income attributable to noncontrolling interest of $0.5 million.

Remeasuring our Venezuelan results using the respective DICOM or SIMADI rates has had the following effects on our reported results:

•	Brink’s Venezuela became a much smaller component of Brink’s consolidated revenues and operating profit.

•
Brink’s Venezuela’s profit margin percentage declined as the historical U.S. dollar non-monetary assets were not remeasured to a lower U.S. dollar basis but instead retained a historical higher basis which was used for depreciation and other expense attribution. Our non-monetary assets were $15.3 million at March 31, 2016, and $13.5 million at December 31, 2015.

•
Our investment in our Venezuelan operations on an equity-method basis declined.  Our investment was $24.5 million at March 31, 2016, which included $15.1 million in net payables to other Brink's affiliates and $26.0 million at December 31, 2015, which included $18.7 million in net payables to other Brink's affiliates.

•
Our bolivar-denominated monetary net assets included in our consolidated balance sheets declined.  Our bolivar-denominated net monetary assets were $4.2 million (including $10.1 million of cash and cash equivalents) at March 31, 2016 versus $9.5 million (including $6.2 million of cash and cash equivalents) at December 31, 2015.

•	Accumulated other comprehensive losses attributable to Brink’s shareholders related to Brink’s Venezuela were $112.9 million at March 31, 2016 and $113.0 million at December 31, 2015.

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

As a result of our impairment analysis, we recognized a $34.5 million impairment charge in the second quarter of 2015. We recognized an additional $0.8 million in impairment charges in the third quarter of 2015. After these impairment charges, the carrying value of the long-lived assets of our Venezuelan operations is $6.5 million at March 31, 2016.  We have not reclassified any of the $112.9 million of accumulated other comprehensive losses attributable to Brink’s shareholders related to Brink’s Venezuela into earnings.

Ireland
Effective March 1, 2016, results from Ireland are excluded from the non-GAAP results due to the company's decision to exit the majority of its operations in the country, which had revenue of approximately $15 million in 2015. Charges excluded from non-GAAP results include $4.2 million in severance costs and an additional $1.7 million in operating and other exit costs. Brink's expects to recognize additional operating and disposition-related costs of approximately $5 million to $10 million later this year. International shipments to and from Ireland will continue to be provided through Brink’s Global Services.

Argentina
We use the official exchange rate to translate the Brink's Argentina balance sheet and income statement. At March 31, 2016, the official exchange rate was 14.7 local pesos to the U.S. dollar.

The government in Argentina had previously imposed limits on the exchange of Argentine pesos into U.S. dollars. As a result, we elected in the past and may continue in the future to repatriate cash from Argentina using markets to convert Argentine pesos into U.S. dollars if U.S. dollars are not readily available. Prior to the December 2015 devaluation of the Argentine peso, we converted Argentine pesos into U.S. dollars at rates approximately 30% to 40% less favorable than the rates at which we translated the financial statements of our subsidiary in Argentina. However, after the December 2015 devaluation of the Argentine peso, the market rates used to convert Argentine pesos into U.S. dollars have been similar to the rates at which we translate the financial statements of our subsidiary in Argentina. See note 10 Supplemental cash flow information for more information.

In the first three months of 2016, we recognized $0.1 million in losses from converting Argentine pesos into U.S. dollars. We did not convert any Argentine pesos to dollars in the first three months of 2015. These conversion losses are classified in the income statement as other operating income (expense). At March 31, 2016, we had cash and short term investments denominated in Argentine pesos of $9.7 million.

New Accounting Standards
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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require the recognition of assets and liabilities by lessees for certain leases classified as operating leases under current accounting guidance. The new standard also requires expanded disclosures regarding leasing activities. ASU 2016-02 will be effective January 1, 2019 and we are currently assessing the potential impact of the standard on financial reporting.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which will simplify how certain features related to share-based payments are accounted for and presented in the financial statements. The new standard is effective January 1, 2017 with early adoption permitted in any interim or annual period. We are assessing the potential impact of this new standard on financial reporting.

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

•
Payment Services – bill payment and processing services on behalf of utility companies and other billers at any of our Brink’s or Brink’s-operated payment locations in Latin America and Brink’s Money™ general purpose reloadable prepaid cards and payroll cards in the U.S.

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

We have nine operating segments:

•	Each of the five countries within Largest 5 Markets (U.S., France, Mexico, Brazil and Canada)

•	Each of the three regions within Global Markets (Latin America, EMEA and Asia)

•	Payment Services

The following table summarizes our revenues and operating profit for each of our reportable segments:

	Revenues		Operating Profit
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2016	2015	2016	2015
Reportable Segments:
U.S.	$178.8	183.6	$(2.2)	8.3
France	104.8	105.7	4.5	4.1
Mexico	74.9	85.7	3.2	7.9
Brazil	60.0	73.8	6.1	6.1
Canada	35.9	38.8	1.8	1.7
Largest 5 Markets	454.4	487.6	13.4	28.1
Latin America	79.2	90.8	17.5	16.5
EMEA	95.4	115.7	6.9	8.2
Asia	39.0	38.7	6.4	6.5
Global Markets	213.6	245.2	30.8	31.2
Payment Services	20.9	22.8	—	0.5
Total reportable segments	688.9	755.6	44.2	59.8

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	—	—	(17.6)	(17.6)
Foreign currency transaction gains (losses)	—	—	1.3	(4.8)
Reconciliation of segment policies to GAAP	—	—	3.2	3.2
Other items not allocated to segments:
Venezuela operations	32.1	20.5	1.8	(17.9)
Reorganization and Restructuring	—	—	(6.0)	(1.5)
U.S. and Mexican retirement plans	—	—	(7.3)	(8.3)
Acquisitions and dispositions	0.8	—	(5.8)	—
Total	$721.8	776.1	$13.8	12.9

See "Other Items Not Allocated to Segment" on pages 28-29 to the consolidated financial statements for explanations of each of the other items not allocated to segments.

Note 3 - Retirement benefits

Pension plans

We have various defined-benefit pension plans covering eligible current and former employees.  Benefits under most plans are based on salary and years of service.

The components of net periodic pension cost for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2016	2015	2016	2015	2016	2015

Three months ended March 31,

Service cost	$—	—	2.8	2.9	2.8	2.9
Interest cost on projected benefit obligation	9.2	9.0	3.4	3.2	12.6	12.2
Return on assets – expected	(13.7)	(13.7)	(2.3)	(2.4)	(16.0)	(16.1)
Amortization of losses	6.1	7.8	1.2	1.3	7.3	9.1
Settlement loss	—	—	0.8	2.3	0.8	2.3
Net periodic pension cost	$1.6	3.1	5.9	7.3	7.5	10.4

Included in:
Continuing operations	$1.6	3.1	5.9	6.2	7.5	9.3
Discontinued operations	—	—	—	1.1	—	1.1
Net periodic pension cost	$1.6	3.1	5.9	7.3	7.5	10.4
We did not make cash contributions to the primary U.S. pension plan in 2015.  Based on current assumptions, as described in our Annual Report on Form 10-K for the year ended December 31, 2015, we do not expect to make any additional contributions to the primary U.S. pension plan until 2020.

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

The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

	UMWA Plans		Black Lung and Other Plans		Total
(In millions)	2016	2015	2016	2015	2016	2015

Three months ended March 31,

Interest cost on accumulated postretirement benefit obligations	$4.6	4.5	0.6	0.7	5.2	5.2
Return on assets – expected	(4.4)	(5.2)	—	—	(4.4)	(5.2)
Amortization of losses	4.3	4.3	0.5	0.7	4.8	5.0
Amortization of prior service (credit) cost	(1.1)	(1.2)	0.5	0.5	(0.6)	(0.7)
Net periodic postretirement cost	$3.4	2.4	1.6	1.9	5.0	4.3

Note 4 - Income taxes

	Three Months Ended March 31,
	2016	2015
Continuing operations
Provision for income taxes (in millions)	$9.4	15.5
Effective tax rate	105.6%	184.5%

2016 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first three months of 2016 was greater than the 35% U.S. statutory tax rate primarily due to the significant costs related to the winding down of operations in the Republic of Ireland, for which no tax benefit can be recorded, and the nondeductible expenses resulting from the currency devaluation in Venezuela in the first quarter.
Excluding those items, our effective tax rate on continuing operations in the first three months of 2016 is 54%.  The rate is higher than 35% primarily due to the seasonality of book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on undistributed earnings and the characterization of a French business tax as an income tax, partially offset by the geographical mix of earnings.

2015 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first three months of 2015 was higher than the 35% U.S. statutory tax rate, primarily due to the significant nondeductible expenses resulting from the currency devaluation in Venezuela in the first quarter.

Excluding the Venezuela nondeductible expenses and the associated tax implications, our effective tax rate on continuing operations in the first three months of 2015 was 54%. The rate was higher than 35% primarily due to higher tax expense resulting from cross border payments, nondeductible expenses in Mexico and the characterization of a French business tax as an income tax, partially offset by lower taxes resulting from the geographical mix of earnings.

Note 5 - Accumulated other comprehensive income (loss)

Other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive loss into earnings, was as follows:

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Three months ended March 31, 2016

Amounts attributable to Brink's:
Benefit plan adjustments	$(1.1)	0.3	12.3	(4.2)	7.3
Foreign currency translation adjustments	17.1	—	—	—	17.1
Unrealized gains (losses) on available-for-sale securities	0.2	—	—	—	0.2
Gains (losses) on cash flow hedges	(1.0)	0.1	0.7	—	(0.2)
	15.2	0.4	13.0	(4.2)	24.4

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	—	—	0.1	—	0.1
Foreign currency translation adjustments	0.7	—	—	—	0.7
	0.7	—	0.1	—	0.8

Total
Benefit plan adjustments(a)	(1.1)	0.3	12.4	(4.2)	7.4
Foreign currency translation adjustments	17.8	—	—	—	17.8
Unrealized gains (losses) on available-for-sale securities(b)	0.2	—	—	—	0.2
Gains (losses) on cash flow hedges(c)	(1.0)	0.1	0.7	—	(0.2)
	$15.9	0.4	13.1	(4.2)	25.2

Three months ended March 31, 2015

Amounts attributable to Brink's:
Benefit plan adjustments	$(4.6)	1.2	15.7	(5.2)	7.1
Foreign currency translation adjustments	(48.9)	—	—	—	(48.9)
Gains (losses) on cash flow hedges	2.1	—	(2.1)	—	—
	(51.4)	1.2	13.6	(5.2)	(41.8)

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	—	—	0.1	—	0.1
Foreign currency translation adjustments	(1.5)	—	—	—	(1.5)
	(1.5)	—	0.1	—	(1.4)

Total
Benefit plan adjustments(a)	(4.6)	1.2	15.8	(5.2)	7.2
Foreign currency translation adjustments	(50.4)	—	—	—	(50.4)
Gains (losses) on cash flow hedges(c)	2.1	—	(2.1)	—	—
	$(52.9)	1.2	13.7	(5.2)	(43.2)

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

	Three Months Ended March 31,
(In millions)	2016	2015
Total net periodic retirement benefit cost included in:
Cost of revenues	$10.4	9.9
Selling, general and administrative expenses	2.1	3.7

(b)
Gains and losses on sales of available-for-sale securities are reclassified from accumulated other comprehensive loss to the income statement when the gains or losses are realized.  Pretax amounts are classified in the income statement as interest and other income (expense).

(c)	Pretax gains and losses on cash flow hedges are classified in the income statement as:

•	other operating income (expense) ($0.6 million of losses in the three months ended March 31, 2016 and $2.3 million of gains in the three months ended March 31, 2015)

•	interest and other income (expense) ($0.1 million of losses in the three months ended March 31, 2016 and $0.2 million of losses in the three months ended March 31, 2015).

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

(In millions)	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2015	$(570.5)	(322.6)	1.1	0.1	(891.9)
Other comprehensive income (loss) before reclassifications	(0.8)	17.1	0.2	(0.9)	15.6
Amounts reclassified from accumulated other comprehensive loss	8.1	—	—	0.7	8.8
Other comprehensive income (loss) attributable to Brink's	7.3	17.1	0.2	(0.2)	24.4
Balance as of March 31, 2016	$(563.2)	(305.5)	1.3	(0.1)	(867.5)

Note 6 - Fair value of financial instruments

Fixed-Rate Debt
The fair value and carrying value of our fixed-rate debt are as follows:

(In millions)	March 31, 2016	December 31, 2015

Unsecured notes issued in a private placement
Carrying value	$85.7	92.9
Fair value	88.5	95.7

The fair value estimate of our unsecured private-placement notes is based on the present value of future cash flows, discounted at rates for similar instruments at the respective measurement dates, which we have categorized as a Level 3 valuation.

There were no transfers in or out of any of the levels of the valuation hierarchy in the first three months of 2016.

Other Financial Instruments
Other financial instruments include cash and cash equivalents, accounts receivable, floating rate debt, accounts payable and accrued liabilities.  The financial statement carrying amounts of these items approximate the fair value.

We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At March 31, 2016, the notional value of our shorter term outstanding foreign currency forward and swap contracts was $54.6 million and generally have average maturities of approximately one month.  These shorter term foreign currency forward and swap contracts primarily offset exposures in the British pound, the euro and the Mexican peso and are not designated as hedges for accounting purposes. The fair values of these currency contracts are determined using Level 2 valuation techniques and are based on the present value of net future cash payments and receipts.  At March 31, 2016, the fair value of these shorter term foreign currency contracts was not significant.

In 2013, we entered into a longer term cross-currency swap to hedge against the change in value of a long-term intercompany loan denominated in Brazilian real.  This longer term contract is designated as a cash flow hedge for accounting purposes. At March 31, 2016, the notional value of this contract was $12.7 million with a weighted average maturity of 1.0 year. The fair value of the cross-currency swap is determined using Level 2 valuation techniques and is based on the present value of net future cash payments and receipts.  At March 31, 2016, the fair value of this longer term contract was a net asset of $5.7 million, of which $2.6 million is included in prepaid expenses and other and $3.1 million is included in other assets on the consolidated balances sheet.

We entered into an interest rate swap contract in the first quarter of 2016 to hedge cash flow risk associated with changes in variable interest rates. The fair value of this interest rate swap at March 31, 2016 was a net liability of $0.4 million.

There were no transfers in or out of any of the levels of the valuation hierarchy in the first three months of 2016.

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

Outstanding awards at March 31, 2016 include performance share units, market share units, restricted stock units, deferred stock units and stock options.

Compensation Expense
Compensation expense is measured using the fair-value-based method.  For employee and director awards considered equity grants, compensation expense is recognized from the grant date to the earlier of the retirement-eligible date or the vesting date.

In February 2016, the Compensation and Benefits Committee of the Board of Directors modified the terms of performance share units originally awarded or granted in 2013, 2014 and 2015 to reflect the impact of removing Venezuela operations from the Company’s segment results beginning in 2015. For each of the affected performance share units, consolidated results for 2015 and each subsequent year within the respective performance period was or will be adjusted to reflect Venezuela results at the amount originally projected in the applicable performance target. No incremental compensation cost associated with the modification is expected to be recognized as the modified goal is expected to be more difficult to achieve and, in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, we continue to recognize expense as calculated using the original performance goal.

Compensation expense are classified as selling, general and administrative expenses in the consolidated statements of operations. Compensation expenses for the share-based awards were as follows:

	Compensation Expense
	Three Months Ended March 31,
(in millions)	2016	2015

Performance Share Units	$1.3	2.5
Market Share Units	0.2	1.6
Restricted Stock Units	1.1	1.0
Deferred Stock Units	0.2	0.1
Share-based payment expense	2.8	5.2
Income tax benefit	(1.0)	(1.8)
Share-based payment expense, net of tax	$1.8	3.4
Restricted Stock Units (“RSUs”)
We measure the fair value of RSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period.

The following table summarizes RSU activity during the first three months of 2016:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2015	273.0	$26.16
Granted	130.2	28.38
Forfeited	(8.8)	25.42
Vested	(60.1)	26.46
Nonvested balance as of March 31, 2016	334.3	$26.99

Performance Share Units ("PSUs”)
In 2016, we granted Internal Metric PSUs ("IM PSUs") as well as Total Shareholder Return PSUs ("TSR PSUs").

IM PSUs contain solely a performance condition. We measure the fair value of these PSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period. For the IM PSUs granted in 2016, the performance period is from January 1, 2016 to December 31, 2017, with an additional year of service required.

TSR PSUs contain solely a market condition. We measure the fair value of these PSUs at the grant date using a Monte Carlo simulation model.  The following table provides the terms and the weighted average assumptions used in the valuation of the TSR PSUs:

Terms and Assumptions Used to Estimate Fair Value of TSR PSUs	TSR PSUs Granted in the First Three Months of 2016
Date of Measurement	February 24, 2016(a)

Terms of awards:
Performance period	Jan. 1, 2016 to
Dec. 31, 2018
Beginning average price of Brink’s common stock	$29.79

Assumptions used to estimate fair value:
Expected dividend yield(b)	0%
Expected stock price volatility	29%
Risk-free interest rate	0.9%
Contractual term in years	2.9

Weighted-average fair value estimate per share	$33.58

(a)	Represents the accounting grant date that awards granted to employee.

(b)	TSR PSUs are not entitled to dividends during the performance period.

The following table summarizes all PSU activity during the first three months of 2016:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2015	503.4	$25.93
Granted	166.5	29.22
Forfeited	(9.4)	27.19
Vested(a)	(162.9)	23.73
Nonvested balance as of March 31, 2016	497.6	$27.73

(a)
The vested PSUs presented are based on the target amount of the award. Pursuant to the actual performance for the period ended December 31, 2015, the actual shares earned and distributed were 277.1, representing 171% of target or, for a smaller award, 125% of target.

Market Share Units ("MSUs”)
The following table summarizes all MSU activity during the first three months of 2016:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2015	258.8	$27.40
Granted	—	—
Forfeited	—	—
Vested(a)	(84.3)	27.30
Nonvested balance as of March 31, 2016	174.5	$27.45

(a)
The vested MSUs presented are based on the target amount of the award. Pursuant to the actual performance for the period ended December 31, 2015, the actual shares earned and distributed were 91.1, or 108% of target. No additional compensation expense was required, as the market condition was included in the $27.30 grant date fair value.

Deferred Stock Units ("DSUs")
We measure the fair value of DSUs at the grant date, based on the price of Brink's stock.

In 2015, our independent directors received grants of DSUs that vest and will be paid out in shares of Brink's stock on the first anniversary of the grant date, provided that the director has not elected to defer the distribution of shares until a later date. DSUs are forfeited if a director leaves before the vesting date. However, in connection with the retirement of two directors in January 2016, our board of directors waived the one-year vesting provision for those DSUs granted in 2015. The impact of this modification was recorded in the first quarter of 2016 and was not significant.

DSUs granted prior to 2015, in general, will be paid out in shares of stock following separation from service.

The following table summarizes all DSU activity during the first three months of 2016:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2015	21.4	$32.79
Granted	—	—
Forfeited	—	—
Vested	(6.1)	29.05
Nonvested balance as of March 31, 2016	15.3	$32.79

Note 8 - Shares used to calculate earnings per share

	Three Months Ended March 31,
(In millions)	2016	2015

Weighted-average shares:
Basic(a)	49.5	49.1
Effect of dilutive stock awards and options	—	—
Diluted	49.5	49.1

Antidilutive stock awards and options excluded from denominator	1.5	1.4

(a)
We have deferred compensation plans for directors and certain of our employees.  For participants electing to defer compensation into common stock units, amounts owed to participants will be paid out in shares of Brink's common stock.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average units credited to employees and directors under the deferred compensation plans.  Accordingly, included in basic shares are 0.5 million in the three months ended March 31, 2016, and 0.5 million in the three months ended March 31, 2015.

Note 9 - Loss from discontinued operations

	Three Months Ended March 31,
(In millions)	2016	2015
Loss from operations(a)(b)	$—	(2.4)
Loss on sale(a)	—	(0.7)
Adjustments to contingencies of former operations(c):
Other	—	(0.1)
Loss from discontinued operations before income taxes	—	(3.2)
Provision (benefit) for income taxes	—	(0.8)
Loss from discontinued operations, net of tax	$—	(2.4)

(a)	Discontinued operations include gains and losses related to businesses that we recently sold. No interest expense was included in discontinued operations in the first three months of 2015.

(b)	The loss from operations in the first three months of 2015 included $1.0 million in pension settlement charges related to the Mexican parcel delivery service sold in February 2015.

(c)	Primarily related to former businesses previously exited.

Operations sold classified as discontinued operations:

•	In February 2015, we sold a small Mexican parcel delivery business which met the criteria for classification as a discontinued operation as of December 31, 2014.

Other divestitures not classified as discontinued operations:

•	We sold an Irish guarding operation in November 2015.

•
We sold our 70% ownership interest in a Russian cash management business in November 2015 and recognized a $5.9 million loss on the disposition in the fourth quarter of 2015. A significant part of the loss ($5.0 million) represented the reclassification of foreign currency adjustments from accumulated other comprehensive loss into earnings.

Revenues and income (loss) from operations before tax were not significant for the Irish guarding business or the Russian cash management business.

Note 10 - Supplemental cash flow information

	Three Months Ended March 31,
(In millions)	2016	2015
Cash paid for:
Interest	$5.6	5.6
Income taxes, net	14.4	11.4

Argentina Debt Security Transactions
We have elected in the past and could continue in the future to repatriate cash from Brink’s Argentina using different means to convert Argentine pesos into U.S. dollars. In the first three months of 2016, cash outflows from the purchase of debt securities totaled $2.1 million and cash inflows from the sale of these securities totaled $2.0 million. In the first three months of 2015, we did not convert any Argentine pesos to U.S. dollars using these debt security transactions. The net cash flows from these transactions are treated as operating cash flows as the debt securities are purchased specifically for resale and are generally sold within a short period of time from the date of purchase.

Non-cash Investing and Financing Activities
We acquired $3.9 million in armored vehicles and other equipment under capital lease arrangements in the first three months of 2016 compared to $1.1 million in armored vehicles and point of sale equipment acquired under capital lease arrangements in the first three months of 2015.

Note 11 - Contingent matters

On June 19, 2008, a lawsuit captioned Del Valle Gurria S.C. v. Servicio Pan Americano de Protección, S.A. de C.V. was filed with the Twenty-third Civil Judge in the Federal District in Mexico (the “Court”) against Servicio Pan American de Proteccion, S.A. de C.V. (SERPAPROSA), the Mexico subsidiary that we acquired in November 2010. The plaintiff claims it is owed legal fees and corresponding value-added tax (VAT), interest and expenses related to its legal representation of SERPAPROSA in connection with tax audits covering the 1991, 1992 and 1994 fiscal years.  On October 28, 2010, the Court issued a decision in favor of SERPAPROSA in part and the plaintiff in part, ordering SERPAPROSA to pay the plaintiff less than $1 million for its previous representation of SERPAPROSA. Between November 2010 and October 2013, the judgment was subject to multiple appeals by both parties to the Fifth Civil Court of Appeal of the Federal District in Mexico (the “Fifth Civil Court of Appeal”) and to the First Civil Collegiate Tribunal of the First Circuit in Mexico (the “First Civil Collegiate Tribunal”), and was remanded twice to the Court for determination of the fees to be paid to the plaintiff. On December 6, 2013, the Fifth Civil Court of Appeal issued a decision in favor of the plaintiff, modifying the lower court’s ruling and ordering SERPAPROSA to pay the plaintiff approximately $7 million plus VAT and interest for its previous representation of SERPAPROSA. SERPAPROSA filed a constitutional injunction on January 20, 2014 with the First Civil Collegiate Tribunal. The appeal was granted in favor of SERPAPROSA on September 17, 2014, ordering SERPAPROSA to pay approximately $2 million plus VAT and interest. The plaintiff filed an appeal on October 7, 2014, with the Mexico Supreme Court, which was rejected by the court on October 22, 2014. The plaintiff filed two subsequent actions appealing the Supreme Court’s October 22, 2014 decision, one before the First Appellate Court in Civil Matters of the First Circuit (the “Appellate Court”) and one with the Mexico Supreme Court. The action filed before the Appellate Court was rejected on February 16, 2015; the action filed with the Mexico Supreme Court is pending. The Company has accrued $2 million, reflecting the Company’s best estimate of exposure, although additional reasonably possible losses could be up to $10 million, based on currency exchange rates at March 31, 2016. The ultimate resolution of this matter is unknown and the estimated liability may change in the future. The Company denies the allegations asserted by the plaintiff and is vigorously defending itself in this matter.

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

Note 12 - Reorganization and Restructuring

2015 Reorganization and Restructuring
Brink's initiated a global restructuring of its business in the third quarter of 2015 and recognized $11.6 million in related 2015 costs. We recognized an additional $2.8 million in costs in the first quarter of 2016 related to employee severance and contract terminations associated with the restructuring. The 2015 Reorganization and Restructuring is expected to reduce the global workforce by approximately 1,200 to 1,300 positions and is projected to result in $20 to $30 million in 2016 cost savings.

The following table summarizes the costs incurred and payments and utilization of our 2015 Reorganization and Restructuring accruals:

(In millions)	Severance Costs	Contract Terminations	Total
Balance as of January 1, 2016	$6.3	—	6.3
Expense	2.6	0.2	2.8
Payments and utilization	(3.0)	—	(3.0)
Foreign currency exchange effects	—	—	—
Balance as of March 31, 2016	$5.9	0.2	6.1

Executive Leadership and Board of Directors Restructuring
In the fourth quarter of 2015, we recognized $1.8 million in costs related to the restructuring of executive leadership and Board of Directors, which was announced in January 2016. We also recognized an additional $3.2 million in charges, primarily severance costs, in the first quarter of 2016. At March 31, 2016, $4.3 million was recorded in accrued liabilities related to these restructuring actions, which include the departure of our CEO in 2016 and the retirement of two Board members in January 2016.

2014 Reorganization and Restructuring
In the fourth quarter of 2014, we announced a reorganization and restructuring of Brink’s global organization to accelerate the execution of our strategy by reducing costs and providing for a more streamlined and centralized organization. As part of this program, we reduced our total workforce by approximately 1,700 positions. The restructuring saved annual direct costs of approximately $50 million in 2015 compared to 2014, excluding charges for severance, lease termination and accelerated depreciation. We recorded total pretax charges of $21.8 million in 2014 and an additional $1.5 million of pretax charges in the first three months of 2015 related to the 2014 Reorganization and Restructuring. The actions under this program were substantially completed by the end of 2015 with cumulative pretax charges of approximately $24 million, primarily severance costs.

We expect to recognize an additional $2 to $4 million in costs in 2016 related to the 2015 Reorganization and Restructuring and the
Executive Leadership and Board of Directors Restructuring.

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

•
Payment Services – bill payment and processing services on behalf of utility companies and other billers at any of our Brink’s or Brink’s-operated  payment locations in Latin America and Brink’s Money™ general purpose reloadable prepaid cards and payroll cards in the U.S.

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

RESULTS OF OPERATIONS

Consolidated Review

Non-GAAP Financial Measures
We provide an analysis of our operations below on both a generally accepted accounting principles (“GAAP”) and non-GAAP basis.  The purpose of the non-GAAP information is to report our operating profit, income from continuing operations and earnings per share without certain income and expense items and to reflect a constant tax rate for quarterly results equal to the full-year non-GAAP tax rate.  The non-GAAP financial measures are intended to provide information to assist comparability and estimates of future performance.  The Non-GAAP adjustments used to reconcile our GAAP results are described on pages 34–35.

Definition of Organic Growth
Organic growth represents the change in revenues or operating profit between the current and prior period, excluding the effect of acquisitions and dispositions, changes in currency exchange rates (as described on page 26) and the accounting effects of reporting Venezuela under highly inflationary accounting.

	Three Months Ended March 31,		%
(In millions, except for per share amounts)	2016	2015	Change
GAAP
Revenues	721.8	776.1	(7)
Cost of revenues	597.0	629.1	(5)
Selling, general and administrative expenses	110.3	112.3	(2)
Operating profit	13.8	12.9	7
Loss from continuing operations(a)	(3.1)	(0.6)	unfav
Diluted EPS from continuing operations(a)	(0.06)	(0.01)	unfav

Non-GAAP(b)
Non-GAAP revenues	688.9	755.6	(9)
Non-GAAP operating profit	31.1	40.6	(23)
Non-GAAP income from continuing operations(a)	14.9	21.9	(32)
Non-GAAP diluted EPS from continuing operations(a)	0.30	0.44	(32)

(a)	Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.

(b)	Non-GAAP results are reconciled to the applicable GAAP results on pages 34–35.

GAAP Basis
Analysis of Consolidated Results: First Quarter 2016 versus First Quarter 2015
Consolidated Revenues  Revenues decreased $54.3 million or 7% due to unfavorable changes in currency exchange rates ($131.8 million) and an organic decrease in EMEA ($9.3 million), partially offset by organic growth in Venezuela ($59.1 million) and Latin America ($17.6 million).  A significant portion of the reduction in revenues from currency exchange rates relates to a devaluation of the Venezuelan bolivar in February 2015.  The U.S. dollar also strengthened against the Brazilian real, Mexican peso and most currencies in Latin America.  Revenues increased 11% on an organic basis due mainly to higher average selling prices in Venezuela and Latin America (including the effects of inflation).

Consolidated Costs and Expenses Cost of revenues decreased 5% to $597.0 million as higher labor costs from inflation-based wage increases were more than offset by changes in currency rates, including devaluation in Venezuela.  Selling, general and administrative costs decreased 2% to $110.3 million due primarily to changes in currency exchange rates, including devaluation in Venezuela, partially offset by increased wages and severance.

Consolidated Operating Profit Operating profit increased $0.9 million due mainly to:

•
a lower remeasurement loss of net monetary assets ($15.2 million) as a result of the devaluation of the Venezuelan currency (an $18.0 million charge in 2015 compared to a $2.8 million charge in 2016) and

•	an organic increase in Venezuela ($22.3 million) and Latin America ($8.6 million), partially offset by:

•	unfavorable changes in currency exchange rates ($22.1 million), excluding the effects of Venezuela devaluations,

•	organic decreases in the U.S. ($10.5 million) and Mexico ($4.0 million) and

•	costs recorded in association with the planned exit of operations in Ireland ($5.9 million).

Consolidated Loss from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Loss from continuing operations attributable to Brink’s shareholders in 2016 increased $2.5 million to $3.1 million primarily due to higher income attributable to noncontrolling interests ($9.1 million), partially offset by the operating profit increase mentioned above and lower income tax expense ($6.1 million).  Earnings per share from continuing operations was negative $0.06, down from negative $0.01 in 2015.

Non-GAAP Basis
Analysis of Consolidated Results: First Quarter 2016 versus First Quarter 2015
Non-GAAP Consolidated Revenues   Non-GAAP revenues decreased $66.7 million or 9% due to unfavorable changes in currency exchange rates ($84.3 million) and an organic decrease in EMEA ($9.3 million), partially offset by organic growth in Latin America ($17.6 million).  The reduction in non-GAAP revenues from currency exchange rates relates to a strengthening of the U.S. dollar against Brazilian real and Mexican peso and most currencies in Latin America.  Non-GAAP revenues increased 3% on an organic basis due mainly to higher average selling prices in Latin America (including the effects of inflation).  See page 23 for our definition of “organic.”

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit decreased $9.5 million in 2016 primarily due to:

•	organic decreases in the U.S. ($10.5 million) and Mexico ($4.0 million) and

•	unfavorable changes in currency exchange rates ($5.0 million),

•	partially offset by an organic increase in Latin America ($8.6 million).

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders in 2016 decreased $7.0 million to $14.9 million primarily due to the non-GAAP operating profit decrease mentioned above, partially offset by the corresponding lower non-GAAP tax expense ($3.2 million).  Non-GAAP earnings per share from continuing operations was $0.30, down from $0.44 in 2015.

Outlook

Outlook for 2016
Our organic revenue growth rate for 2016 compared to our 2015 Non-GAAP results is expected to be approximately 5% or $150 million, and our estimate of the negative impact of changes in currency exchange rates on revenues is approximately 8% or $227 million.  Our operating profit margin on a Non-GAAP basis is expected to be approximately 7.0%.  Operating profit margin in the U.S. is expected to be 2% to 3%. Operating profit margin in Mexico is expected to be approximately 10%.

	2015 GAAP	2015 Non-GAAP(a)	2016 Non-GAAP Outlook(a)	% Change
Revenues	$3,061	2,977	~2,900
Operating profit (loss)	57	157	190 – 210
Nonoperating expense	(16)	(15)	(16)
Provision for income taxes	(67)	(52)	(68) – (76)
Noncontrolling interests	16	(5)	(5) – (7)
Income (loss) from continuing operations attributable to Brink's	(9)	84	101 – 111
EPS from continuing operations attributable to Brink's	$(0.19)	1.69	2.00 – 2.20

Key Metrics
Revenues Change
Organic			150	5%
Currency			(227)	(8%)
Total			(77)	(3%)

Operating profit margin	1.8%	5.3%	~7%

Effective income tax rate	161.8%	37.0%	39.0%

Fixed assets acquired(b)
Capital expenditures	$101	97	100 – 110
Capital leases(c)	19	19	20
Total	$120	116	120 – 130

Depreciation and amortization of fixed assets(b)	$136	132	120 – 130
Amounts may not add due to rounding

(a)	See pages 34 and 35 for information about reconciliations to GAAP.

(b)
2015 non-GAAP amounts exclude Venezuela capital expenditures of $4.3 million and Venezuela depreciation and amortization of fixed assets of $3.9 million. Depreciation and amortization of fixed assets does not include intangible asset amortization.

(c)	Includes capital leases for newly acquired assets only.

Revenues and Operating Profit by Segment: First Quarter 2016 versus First Quarter 2015

		Organic	Acquisitions /			% Change
	1Q'15	Change	Dispositions(a)	Currency(b)	1Q'16	Total	Organic
Revenues:
U.S.	$183.6	(4.8)	—	—	178.8	(3)	(3)
France	105.7	1.3	—	(2.2)	104.8	(1)	1
Mexico	85.7	4.6	—	(15.4)	74.9	(13)	5
Brazil	73.8	8.5	—	(22.3)	60.0	(19)	12
Canada	38.8	1.0	—	(3.9)	35.9	(7)	3
Largest 5 Markets	487.6	10.6	—	(43.8)	454.4	(7)	2
Latin America	90.8	17.6	—	(29.2)	79.2	(13)	19
EMEA	115.7	(9.3)	(7.1)	(3.9)	95.4	(18)	(8)
Asia	38.7	1.8	—	(1.5)	39.0	1	5
Global Markets	245.2	10.1	(7.1)	(34.6)	213.6	(13)	4
Payment Services	22.8	4.0	—	(5.9)	20.9	(8)	18
Revenues - non-GAAP	755.6	24.7	(7.1)	(84.3)	688.9	(9)	3

Other items not allocated to segments(d)	20.5	59.1	0.8	(47.5)	32.9	60	fav
Revenues - GAAP	$776.1	83.8	(6.3)	(131.8)	721.8	(7)	11

Operating profit:
U.S.	$8.3	(10.5)	—	—	(2.2)	unfav	unfav
France	4.1	0.4	—	—	4.5	10	10
Mexico	7.9	(4.0)	—	(0.7)	3.2	(59)	(51)
Brazil	6.1	2.1	—	(2.1)	6.1	—	34
Canada	1.7	0.3	—	(0.2)	1.8	6	18
Largest 5 Markets	28.1	(11.7)	—	(3.0)	13.4	(52)	(42)
Latin America	16.5	8.6	—	(7.6)	17.5	6	52
EMEA	8.2	(1.6)	0.5	(0.2)	6.9	(16)	(20)
Asia	6.5	0.1	—	(0.2)	6.4	(2)	2
Global Markets	31.2	7.1	0.5	(8.0)	30.8	(1)	23
Payment Services	0.5	(0.4)	—	(0.1)	—	(100)	(80)
Corporate expenses(c)	(19.2)	—	—	6.1	(13.1)	(32)	—
Operating profit - non-GAAP	40.6	(5.0)	0.5	(5.0)	31.1	(23)	(12)

Other items not allocated to segments(d)	(27.7)	18.1	(5.8)	(1.9)	(17.3)	(38)	(65)
Operating profit (loss) - GAAP	$12.9	13.1	(5.3)	(6.9)	13.8	7	fav
Amounts may not add due to rounding.

(a)	Includes operating results and gains/losses on acquisitions, sales and exits of businesses.

(b)
The amounts in the “Currency” column consist of the amortization of Venezuela non-monetary assets not devalued under highly inflationary accounting rules and the sum of monthly currency changes. Monthly currency changes represent the accumulation throughout the year of the impact on current period results of changes in foreign currency rates from the prior year period.

(c)	Corporate expenses are not allocated to segment results. Corporate expenses include salaries and other costs to manage the global business and to perform activities required by public companies.

(d)	See page 28 for more information.

Analysis of Segment Results: First Quarter 2016 versus First Quarter 2015

Largest 5 Markets

U.S. Revenues decreased 3% ($4.8 million) due to organic revenue decline as a result of lower fuel surcharges and volume decreases.  Operating profit decreased $10.5 million to a loss of $2.2 million due to higher labor costs and maintenance costs, as well as the negative outcome of prior year litigation.

France  Revenues decreased 1% ($0.9 million) due to unfavorable currency impact ($2.2 million).  Revenues were flat on an organic basis due to volume and pricing pressure.  Operating profit increased 10% ($0.4 million).

Mexico  Revenues decreased 13% ($10.8 million) due to unfavorable currency impact ($15.4 million), partially offset by a 5% organic increase ($4.6 million) from volume growth.  Operating profit decreased 59% ($4.7 million) due to the 2015 benefit of a change in employee benefit structure and unfavorable currency impact ($0.7 million).

Brazil  Revenues decreased 19% ($13.8 million) primarily due to the negative impact of currency exchange rates ($22.3 million), partially offset by 12% organic growth ($8.5 million) driven by price increases.  Operating profit remained flat at $6.1 million as unfavorable currency ($2.1 million) was offset by organic growth ($2.1 million) on productivity improvements.

Canada  Revenues decreased 7% ($2.9 million) primarily due to the negative impact of currency exchange rates ($3.9 million).  Operating profit increased 6% ($0.1 million) as unfavorable currency ($0.2 million) was more than offset by organic growth ($0.3 million).

Global Markets

Latin America  Revenues decreased 13% ($11.6 million) as the negative impact of currency exchange rates ($29.2 million) was partially offset by organic growth of 19% ($17.6 million) driven by inflation-based price increases in Argentina.  Operating profit increased 6% ($1.0 million) driven by higher organic results in Argentina and Chile, partially offset by unfavorable currency impact ($7.6 million). Argentina accounted for over half of Latin America profit in the first quarter of 2016.

EMEA  Revenues decreased 18% ($20.3 million) primarily due to organic revenue decreases in Ireland, Switzerland and the United Kingdom, as well as the impacts of dispositions ($7.1 million) and unfavorable currency ($3.9 million).   Operating profit decreased 16% ($1.3 million) due to lower profits in Ireland, Switzerland and Turkey.

Asia  Revenues increased 1% ($0.3 million) due mainly to organic growth across the region.  Operating profit decreased 2% ($0.1 million) primarily due to unfavorable currency ($0.2 million).

Payment Services

Payment Services  Revenues decreased 8% ($1.9 million) as negative currency ($5.9 million) was partially offset by 18% organic growth ($4.0 million).  Operating profit decreased $0.5 million, driven by a decline in the Brazil payments business.

Income and Expense Not Allocated to Segments

Corporate Expenses

	Three Months Ended March 31,		%
(In millions)	2016	2015	change
General, administrative and other expenses	$(17.6)	(17.6)	—
Foreign currency transaction gains (losses)	1.3	(4.8)	fav
Reconciliation of segment policies to GAAP	3.2	3.2	—
Corporate expenses	$(13.1)	(19.2)	(32)

First quarter 2016 corporate expenses were down $6.1 million versus the prior year quarter as we recognized foreign currency transaction gains in the current year period as compared to foreign currency transaction losses in the prior year period. Corporate expenses include former non-segment and regional management costs, currency transaction gains and losses, and costs related to global initiatives.

Other Items Not Allocated to Segments

Other items not allocated to segments refers to a $17.3 million loss in the first quarter of 2016 versus the prior year period loss of $27.7 million. The change was primarily due to lower remeasurement losses related to Venezuela operations partially offset by charges related to the impending shutdown of operations in Ireland along with higher reorganization and restructuring costs.

	Three Months Ended March 31,		%
(In millions)	2016	2015	change
Revenues:
Venezuela operations	$32.1	20.5	57
Acquisitions and dispositions	0.8	—	fav
Revenues	$32.9	20.5	60

Operating profit:
Venezuela operations	$1.8	(17.9)	fav
Reorganization and Restructuring	(6.0)	(1.5)	unfav
U.S. and Mexican retirement plans	(7.3)	(8.3)	(12)
Acquisitions and dispositions	(5.8)	—	unfav
Operating profit	$(17.3)	(27.7)	(38)

Venezuela operations We have excluded from our segment results all of our Venezuela operating results, including expenses related to currency devaluations ($3.8 million in 2016 and $20.6 million in the first quarter of 2015), due to management’s inability to allocate, generate or redeploy resources in-country or globally. In light of these unique circumstances, our operations in Venezuela are largely independent of the rest of our global operations. As a result, the Chief Executive Officer, the Company's Chief Operating Decision Maker ("CODM"), assesses segment performance and makes resource decisions by segment excluding Venezuela operating results. Additionally, management believes excluding Venezuela from segment results makes it possible to more effectively evaluate the company’s performance between periods.

Factors considered by management in excluding Venezuela results include:

•	Continued inability to repatriate cash to redeploy to other operations or dividend to shareholders

•	Highly inflationary environment

•	Fixed exchange rate policy

•	Continued currency devaluations and

•	Difficulty raising prices and controlling costs

Reorganization and Restructuring Brink’s reorganized and restructured its business in December 2014, eliminating the management roles and structures in its former Latin America and EMEA regions and implementing a plan to reduce the cost structure of various country operations by eliminating approximately 1,700 positions across its global workforce.  Severance costs of $21.8 million associated with these actions were recognized in 2014. An additional $1.5 million was recognized in the first quarter of 2015 related to the 2014 restructuring. The restructuring saved annual direct costs of approximately $50 million in 2015 compared to 2014, excluding charges for severance, lease termination and accelerated depreciation.

Brink's initiated an additional restructuring of its business in the third quarter of 2015. We recognized $2.8 million of costs in the first three months of 2016 related to employee severance and contract terminations associated with the 2015 restructuring, which is expected to reduce the global workforce by approximately 1,200 to 1,300 positions and is projected to result in $20 to $30 million in 2016 cost savings.

In the fourth quarter of 2015, we recognized $1.8 million in charges related to Executive Leadership and Board of Directors restructuring actions, which were announced in January 2016. We recognized $3.2 million in charges in the first quarter of 2016 related to these restructuring actions.

We expect to recognize between $2 and $4 million of additional restructuring costs.

U.S. and Mexican retirement plans Costs related to our frozen U.S. retirement plans have not been allocated to segment results. Employee termination costs in Mexico are accounted for as retirement benefits under FASB ASC Topic 715, Compensation — Retirement Benefits. Settlement charges related to these termination benefits have not been allocated to segment results.

Acquisitions and dispositions Effective March 1, 2016, results from Ireland are excluded from the non-GAAP results due to the company's decision to exit the majority of its operations in the country, which had revenue of approximately $15 million in 2015. Charges excluded from non-GAAP results include $4.2 million in severance costs and an additional $1.7 million in operating and other exit costs. Brink's expects to recognize additional operating and disposition-related costs of approximately $5 million to $10 million later this year. International shipments to and from Ireland will continue to be provided through Brink’s Global Services.

2016 Outlook
See page 42 for a 5-year projection of expenses based on current assumptions for our significant U.S. retirement plans.  We are not able to estimate the amount of settlement losses of our Mexican subsidiaries.

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

Our international operations conduct a majority of their business in local currencies.  Because our financial results are reported in U.S. dollars, they are affected by changes in the value of various local currencies in relation to the U.S. dollar.  The strengthening of the U.S. dollar has reduced our reported dollar revenues and operating profit as compared to the 2015 period.  Our operations in Venezuela are subject to local laws and regulatory interpretations that determine the exchange rate at which repatriating dividends may be converted.

Changes in exchange rates may also affect transactions which are denominated in currencies other than the functional currency.  From time to time, we use foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At March 31, 2016, the notional value of our shorter term outstanding foreign currency forward and swap contracts was $54.6 million with average contract maturities of approximately one month.  These shorter term foreign currency forward and swap contracts primarily offset exposures in the British pound, the euro and the Mexican peso.  Additionally, these shorter term contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings.  We recognized losses of $1.4 million on these contracts in the first three months of 2016.  At March 31, 2016, the fair value of these shorter term foreign currency contracts was not significant.

We also have a longer term cross currency swap contract to hedge exposure in Brazilian real which is designated as a cash flow hedge for accounting purposes.  At March 31, 2016, the notional value of this longer term contract was $12.7 million with a weighted average maturity of 1.0 years.  We recognized net losses of $0.7 million on this contract, of which losses of $0.6 million were included in other operating income (expense) to offset transaction gains of $0.6 million and expenses of $0.1 million were included in interest and other income (expense) in the first three months of 2016.  At March 31, 2016, the fair value of the longer term cross currency swap contract was $5.7 million, of which $2.6 million is included in prepaid expenses and other and $3.1 million is included in other assets on the consolidated balance sheet.

See note 1 to the consolidated financial statements for a description of government currency processes and restrictions in Venezuela and Argentina, their effect on our operations, and how we account for currency remeasurement for our Venezuelan subsidiaries.

We have been monitoring the economic instability existing in Greece. Greece continues to remain in the European Union and we currently believe that our net assets in this country are fairly stated. We will continue to closely monitor the economic, operating and political environment in Greece. Our revenues in Greece accounted for 1% of total Brink's revenues in the three months ended March 31, 2016 and 1% of total Brink's revenues in the three months ended March 31, 2015.

Other Operating Income (Expense)

Other operating income (expense) includes amounts included in segment as well as income and expense not allocated to segments.

	Three Months Ended March 31,		%
(In millions)	2016	2015	change
Foreign currency items:
Transaction losses	$(0.2)	(22.8)	(99)
Hedge gains (losses)	(1.4)	1.2	unfav
Gains on sale of property and other assets	—	0.2	(100)
Argentina conversion losses	(0.1)	—	unfav
Impairment losses	(0.5)	(1.1)	(55)
Share in earnings of equity affiliates	0.1	0.1	—
Royalty income	0.7	0.4	75
Gains on business acquisitions and dispositions	0.1	—	fav
Other gains (losses)	0.6	0.2	fav
Other operating income (expense)	$(0.7)	(21.8)	(97)
Other operating expense was $0.7 million in the first quarter of 2016 versus $21.8 million in the prior year period due primarily to the first quarter of 2015 remeasurement losses of $18.0 million associated with the currency devaluation in Venezuela as compared to $2.8 million in Venezuela-related remeasurement losses in the current year period. See note 1 to the consolidated financial statements for a description of the change in currency exchange processes and rates in Venezuela.

Nonoperating Income and Expense

Interest expense

	Three Months Ended March 31,		%
(In millions)	2016	2015	change
Interest expense	$4.9	4.9	—

Interest and other income

	Three Months Ended March 31,		%
(In millions)	2016	2015	change
Interest income	$0.6	0.7	(14)
Foreign currency hedge losses	(0.1)	(0.2)	(50)
Other	(0.5)	(0.1)	unfav
Interest and other income	$—	0.4	(100)

Outlook for 2016
We expect nonoperating expense on a non-GAAP basis of $16 million in 2016 versus $15 million in 2015.  See page 25 for a summary of our 2016 outlook.

Income Taxes

	Three Months Ended March 31,
	2016	2015
Continuing operations
Provision for income taxes (in millions)	$9.4	15.5
Effective tax rate	105.6%	184.5%

2016 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first three months of 2016 was greater than the 35% U.S. statutory tax rate primarily due to the significant costs related to the winding down of operations in the Republic of Ireland, for which no tax benefit can be recorded, and the nondeductible expenses resulting from the currency devaluation in Venezuela in the first quarter.

Excluding those items, our effective tax rate on continuing operations in the first three months of 2016 is 54%.  The rate is higher than 35% primarily due to the seasonality of book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on undistributed earnings and the characterization of a French business tax as an income tax, partially offset by the geographical mix of earnings.

2015 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first three months of 2015 was higher than the 35% U.S. statutory tax rate, primarily due to the significant nondeductible expenses resulting from the currency devaluation in Venezuela in the first quarter.

Excluding the Venezuela nondeductible expenses and the associated tax implications, our effective tax rate on continuing operations in the first three months of 2015 was 54%. The rate was higher than 35% primarily due to higher tax expense resulting from cross border payments, nondeductible expenses in Mexico and the characterization of a French business tax as an income tax, partially offset by lower taxes resulting from the geographical mix of earnings.

Outlook for 2016
Due to the significant costs related to winding down operations in the Republic of Ireland, for which no tax benefit can be recorded, and the nondeductible Venezuela remeasurement charges, the GAAP effective income tax rate for 2016 is expected to be in excess of 40%.  On a non-GAAP basis, the effective income tax rate for 2016 is expected to be approximately 39%.  Our effective tax rate may fluctuate materially from these estimates due to changes in permanent book-tax differences, changes in the expected amount and geographical mix of earnings, changes in current or deferred taxes due to legislative changes, changes in valuation allowances or accruals for contingencies and other factors.  See page 25 for a summary of our 2016 outlook.

Noncontrolling Interests

	Three Months Ended March 31,		%
(In millions)	2016	2015	change
Net income (loss) attributable to noncontrolling interests	$2.6	(6.5)	unfav

The change from a $6.5 million net loss attributable to noncontrolling interest in the first three months of 2015 to $2.6 million of net income attributable to noncontrolling interest in the first three months of 2016 was primarily due to the difference in the impact of currency devaluations in Venezuela. We recognized an $18.0 million currency remeasurement charge in the prior year period which resulted in an after-tax loss attributable to noncontrolling interest of $5.6 million. In the first three months of 2016, we also recognized remeasurement losses related to currency devaluation in Venezuela. However, the after-tax effect in the current year period was $0.5 million in income attributable to noncontrolling interest.  See note 1 to the consolidated financial statements for more information about the currency remeasurement of our Venezuelan subsidiaries.

Outlook for 2016
We expect the net income attributable to noncontrolling interests to be between $5 and $7 million on a non-GAAP basis in 2016 as compared to $5 million in 2015.  See page 25 for a summary of our 2016 Outlook and pages 34–35 for information about reconciliation to GAAP.

Loss from Discontinued Operations

	Three Months Ended March 31,
(In millions)	2016	2015
Loss from operations(a)(b)	$—	(2.4)
Loss on sale(a)	—	(0.7)
Adjustments to contingencies of former operations(c):
Other	—	(0.1)
Loss from discontinued operations before income taxes	—	(3.2)
Provision (benefit) for income taxes	—	(0.8)
Loss from discontinued operations, net of tax	$—	(2.4)

(a)	Discontinued operations include gains and losses related to businesses that we recently sold. No interest expense was included in discontinued operations in the first three months of 2015.

(b)	The loss from operations in the first three months of 2015 included $1.0 million in pension settlement charges related to the Mexican parcel delivery service sold in February 2015.

(c)	Primarily related to former businesses previously exited.

Operations sold classified as discontinued operations:

•	In February 2015, we sold a small Mexican parcel delivery business which met the criteria for classification as a discontinued operation as of December 31, 2014.

Other divestitures not classified as discontinued operations:

•	We sold an Irish guarding operation in November 2015.

•
We sold our 70% ownership interest in a Russian cash management business in November 2015 and recognized a $5.9 million loss on the disposition in the fourth quarter of 2015. A significant part of the loss ($5.0 million) represented the reclassification of foreign currency adjustments from accumulated other comprehensive loss into earnings.

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

The consolidated Non-GAAP outlook amounts for 2016 on page 25 are not reconciled to GAAP because we are unable to quantify certain amounts that would be required to be included in the GAAP measures without unreasonable effort.

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

Non-GAAP Results Reconciled to GAAP

	1Q'15			1Q'16
	Pre-tax	Tax	Effective tax rate	Pre-tax	Tax	Effective tax rate
Effective Income Tax Rate(a)
Non-GAAP	$36.1	13.4	37.1%	$26.2	10.2	38.9%
Other items not allocated to segments(b)	(27.7)	2.1	147.4%	(17.3)	(0.8)	66.7%
GAAP	$8.4	15.5	184.5%	$8.9	9.4	105.6%

2016
1Q
EPS:
Constant currency basis - Non-GAAP	$0.36
Effect of changes in currency exchange rates(c)	(0.06)
Non-GAAP	0.30
Other items not allocated to segments(b)	(0.33)
Income tax rate adjustment(d)	(0.03)
GAAP	$(0.06)

Amounts may not add due to rounding.

(a)	From continuing operations.

(b)
See “Other Items Not Allocated To Segments” on pages 28–29 for pre-tax amounts and details.  Other Items Not Allocated To Segments for noncontrolling interests, income from continuing operations attributable to Brink's and EPS are the effects of the same items at their respective line items of the consolidated statements of operations.

(c)
See footnote (b) on page 26 for currency definition and calculation between periods. For Non-GAAP EPS on a constant currency basis, EPS is calculated for the most recent period at the prior period's foreign currency rates to eliminate the currency impact on EPS.

(d)
Non-GAAP income from continuing operations and non-GAAP EPS have been adjusted to reflect an effective income tax rate in each interim period equal to the full-year non-GAAP effective income tax rate. The full-year non-GAAP effective tax rate is estimated at 39.0% for 2016 and was 37.0% for 2015.

Non-GAAP Results Reconciled to GAAP

	Three Months Ended March 31,
(In millions, except for percentages)	2016	2015
Revenues:
Non-GAAP	$688.9	755.6
Other items not allocated to segments(b)	32.9	20.5
GAAP	$721.8	776.1

Operating profit (loss):
Non-GAAP	$31.1	40.6
Other items not allocated to segments(b)	(17.3)	(27.7)
GAAP	$13.8	12.9

Provision for income taxes:
Non-GAAP	$10.2	13.4
Other items not allocated to segments(b)	(2.0)	(3.9)
Income tax rate adjustment(d)	1.2	6.0
GAAP	$9.4	15.5

Net income (loss) attributable to noncontrolling interests:
Non-GAAP	$1.1	0.8
Other items not allocated to segments(b)	1.1	(6.2)
Income tax rate adjustment(d)	0.4	(1.1)
GAAP	$2.6	(6.5)

Income (loss) from continuing operations attributable to Brink's:
Non-GAAP	$14.9	21.9
Other items not allocated to segments(b)	(16.4)	(17.6)
Income tax rate adjustment(d)	(1.6)	(4.9)
GAAP	$(3.1)	(0.6)

Diluted EPS:
Non-GAAP	$0.30	0.44
Other items not allocated to segments(b)	(0.33)	(0.36)
Income tax rate adjustment(d)	(0.03)	(0.10)
GAAP	$(0.06)	(0.01)

Non-GAAP margin	4.5%	5.4%

Amounts may not add due to rounding.

See page 34 for footnote explanations.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash outflows from operating activities increased by $14.4 million in the first three months of 2016 as compared to the first three months of 2015.  Cash used for investing activities increased by $16.7 million in the first three months of 2016 compared to the first three months of 2015 as a result of an increase in capital expenditures and the purchase of available-for-sale securities during the first three months of 2016. We financed our liquidity needs in the first three months of 2016 with cash flows from short-term and long-term debt.

Operating Activities

	Three Months Ended March 31,		$
(In millions)	2016	2015	change
Cash flows from operating activities
Operating activities - non-GAAP	$(31.0)	(22.8)	(8.2)
Venezuela operations	11.7	(0.1)	11.8
Increase (decrease) in certain customer obligations(a)	(18.5)	1.5	(20.0)
Discontinued operations	—	(2.0)	2.0
Operating activities - GAAP	$(37.8)	(23.4)	(14.4)

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

Non-GAAP cash flows from operating activities is a supplemental financial measure that is not required by, or presented in accordance with GAAP. The purpose of this Non-GAAP measure is to report financial information excluding cash flows from Venezuela operations, the impact of cash received and processed in certain of our Cash Management Services operations and without cash flows from discontinued operations. We believe this measure is helpful in assessing cash flows from operations, enables period-to-period comparability and is useful in predicting future operating cash flows. This Non-GAAP measure should not be considered as an alternative to cash flows from operating activities determined in accordance with GAAP and should be read in conjunction with our consolidated statements of cash flows.

GAAP
Operating cash outflows increased by $14.4 million in the first three months of 2016 compared to the same period in 2015.  The increase was primarily due to a decrease in operating profit (excluding the effect of Venezuela remeasurement losses) and changes in customer obligations related to certain of our secure Cash Management Services operations (cash held for customers decreased by $18.5 million in the first three months of 2016 compared to an increase of $1.5 million in the same period in 2015), offset by an increase in operating cash provided by Venezuela operations of $11.8 million and lower severance payments in the current year.

Non-GAAP
Non-GAAP cash outflows increased by $8.2 million in the first three months of 2016 as compared to the same period in 2015.  The increase was primarily due to a decrease in operating profit (excluding the effect of Venezuela remeasurement losses) offset by lower severance payments in the current year.

Investing Activities

	Three Months Ended March 31,		$
(In millions)	2016	2015	change
Cash flows from investing activities
Capital expenditures	$(20.8)	(14.3)	(6.5)
Available-for-sale securities:
Purchases	(5.8)	(0.1)	(5.7)
Sales	2.3	3.5	(1.2)
Proceeds from sale of property, equipment and investments	0.2	0.2	—
Other	—	1.4	(1.4)
Discontinued operations	—	1.9	(1.9)
Investing activities	$(24.1)	(7.4)	(16.7)

Cash used by investing activities increased by $16.7 million in the first three months of 2016 versus the first three months of 2015.  The increase was primarily due to an increase in capital expenditures of $6.5 million and higher purchases of available-for-sale securities ($5.7 million) during the first three months of 2016.

Capital expenditures and depreciation and amortization were as follows:

	Three Months Ended March 31,		$	Full Year	Outlook
(In millions)	2016	2015	change	2015	2016
Property and equipment acquired during the period
Capital expenditures:(b)
Largest 5 Markets	$14.5	7.5	7.0	59.3	(a)
Global Markets	4.0	3.1	0.9	28.8	(a)
Payment Services	0.3	0.2	0.1	1.7	(a)
Corporate	1.8	2.9	(1.1)	7.0	(a)
Capital expenditures - non-GAAP	20.6	13.7	6.9	96.8	100 – 110
Venezuela	0.2	0.6	(0.4)	4.3	(a)
Capital expenditures - GAAP	$20.8	14.3	6.5	101.1	(a)

Capital leases:(c)
Largest 5 Markets	$3.9	1.1	2.8	18.8	(a)
Payment Services	—	—	—	0.1	(a)
Capital leases - GAAP and non-GAAP	$3.9	1.1	2.8	18.9	20

Total:
Largest 5 Markets	$18.4	8.6	9.8	78.1	(a)
Global Markets	4.0	3.1	0.9	28.8	(a)
Payment Services	0.3	0.2	0.1	1.8	(a)
Corporate	1.8	2.9	(1.1)	7.0	(a)
Total - non-GAAP	24.5	14.8	9.7	115.7	120 – 130
Venezuela	0.2	0.6	(0.4)	4.3	(a)
Total - GAAP	$24.7	15.4	9.3	120.0	(a)

Depreciation and amortization(b)
Largest 5 Markets	$22.4	24.3	(1.9)	94.6	(a)
Global Markets	6.3	7.3	(1.0)	27.2	(a)
Payment Services	0.6	0.8	(0.2)	2.9	(a)
Corporate	2.8	2.5	0.3	11.3	(a)
Depreciation and amortization - non-GAAP	32.1	34.9	(2.8)	136.0	120 – 130
Venezuela	0.1	1.8	(1.7)	3.9	(a)
Depreciation and amortization - GAAP	$32.2	36.7	(4.5)	139.9	(a)

(a)	Not provided

(b)	Capital expenditures as well as depreciation and amortization related to Venezuela have been excluded from Global Markets

(c)
Represents the amount of property and equipment acquired using capital leases.  Because the assets are acquired without using cash, the acquisitions are not reflected in the consolidated cash flow statement.  Amounts are provided here to assist in the comparison of assets acquired in the current year versus prior years. Sale leaseback transactions are excluded from "Capital leases" in this table.

We continue to focus on maximizing asset utilization which has enabled us to reduce our annual spend to a level more in line with depreciation.  Our reinvestment ratio, which we define as the annual amount of property and equipment acquired during the period divided by the annual amount of depreciation, was 1.0 for the twelve months ending March 31, 2016 compared to 0.9 for the twelve months ending March 31, 2015.

Capital expenditures in the first three months of 2016 were primarily for armored vehicles, information technology and machinery and equipment.

Financing Activities

Summary of financing activities

	Three Months Ended March 31,		$
(In millions)	2016	2015	change
Cash provided by (used in) financing activities
Borrowings and repayments:
Short-term debt	$20.5	(6.6)	27.1
Long-term revolving credit facilities	50.8	(9.8)	60.6
Other long-term debt	(14.4)	64.1	(78.5)
Borrowings (repayments)	56.9	47.7	9.2

Debt financing costs	—	(1.9)	1.9
Dividends attributable to:
Shareholders of Brink’s	(4.9)	(4.9)	—
Noncontrolling interests in subsidiaries	(0.2)	(0.2)	—
Other	(3.3)	(0.1)	(3.2)
Cash flows from financing activities	$48.5	40.6	7.9

Debt borrowings and repayments
Cash flows from financing activities increased by $7.9 million in the first three months of 2016 compared to the first three months of 2015 as net borrowing on our revolving credit facilities and short-term debt exceeded net repayments of other long-term debt.

Dividends
We paid dividends to Brink’s shareholders of $0.10 per share or $4.9 million in the first three months of 2016, similar to the prior year.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, cash flow, business requirements and other factors, as determined by the board of directors.

Reconciliation of Net Debt to U.S. GAAP Measures

	March 31,	December 31,
(In millions)	2016	2015
Debt:
Short-term debt	$50.7	29.1
Long-term debt	443.9	401.4
Total Debt	494.6	430.5

Less:
Cash and cash equivalents	186.8	198.3
Amounts held by Cash Management Services operations(a)	(19.2)	(37.1)
Cash and cash equivalents available for general corporate purposes	167.6	161.2

Net Debt	$327.0	269.3

(a)
Title to cash received and processed in certain of our secure Cash Management Services operations transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources and in our computation of Net Debt.

Net Debt is a supplemental non-GAAP financial measure that is not required by, or presented in accordance with GAAP.  We use Net Debt as a measure of our financial leverage.  We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage.  Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our consolidated balance sheets.  Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP.   Net Debt excluding cash and debt in Venezuelan operations was $337 million at March 31, 2016, and $275 million at December 31, 2015.

Net Debt increased by $58 million primarily due to negative operating cash flows during the first quarter of 2016 primarily to fund working capital needs.

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

Limitations on dividends from foreign subsidiaries.   A significant portion of our operations are outside the U.S. which may make it difficult to repatriate cash for use in the U.S.  See “Risk Factors” in Item 1A of our 2015 Form 10-K, for more information on the risks associated with having businesses outside the U.S.

Incremental taxes.  Of the $186.8 million of cash and cash equivalents at March 31, 2016, $164.4 million is held by subsidiaries that we consider to be permanently invested and for which we do not expect to repatriate to the U.S.  If we were to decide to repatriate this cash to the U.S., we may have to accrue and pay additional income taxes.  Given the number of foreign operations and the complexities of the tax law, it is not practical to estimate the potential tax liability, but the amount of taxes owed could be material depending on how and when the repatriation were to occur.

Venezuela.  We have $10.1 million of cash and cash equivalents denominated in Venezuelan bolivars (as remeasured at the published DICOM rate of 273 bolivars to the U.S. dollar) at March 31, 2016.  We believe that the DICOM process to convert bolivars (as described in note 1 to the consolidated financial statements) is the only method for which we could receive U.S. dollars that we need to operate our business and to repatriate earnings. The Venezuelan government has restricted conversions of bolivars into U.S. dollars in the past and may do so in the future. We did not repatriate any U.S. dollars from Venezuela in 2015 and have not done so to date in 2016.

Argentina.  At March 31, 2016, we had cash and short term investments denominated in Argentine pesos of $9.7 million. The government in Argentina had previously imposed limits on the exchange of Argentine pesos into U.S. dollars. As a result, we elected in the past and may continue in the future to repatriate cash from Argentina using markets to convert Argentine pesos into U.S. dollars if U.S. dollars are not readily available. Prior to the December 2015 devaluation of the Argentine peso, we converted Argentine pesos into U.S. dollars at rates less favorable than the rates at which we translated the financial statements of our subsidiary in Argentina. However, after the December 2015 devaluation of the Argentine peso, the market rates used to convert Argentine pesos into U.S. dollars have been similar to the rates at which we translate the financial statements of our subsidiary in Argentina.

Debt
We have a $525 million unsecured revolving bank credit facility (the “Revolving Facility”) that matures in March 2020.  The Revolving Facility’s interest rate is based on LIBOR plus a margin or an alternate base rate plus a margin.  The Revolving Facility allows us to borrow or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility.  As of March 31, 2016, $305 million was available under the Revolving Facility.  Amounts outstanding under the Revolving Facility as of March 31, 2016, were denominated primarily in U.S. dollars and to a lesser extent in euros.

The margin on LIBOR borrowings under the Revolving Facility, which ranges from 1.00% to 1.70% depending on either our credit rating or leverage ratio as defined within the Revolving Facility, was 1.30% at March 31, 2016.  The margin on alternate base rate borrowings under the Revolving Facility ranges from 0.0% to 0.70%.  We also pay an annual facility fee on the Revolving Facility based on either our credit rating or the leverage ratio.  The facility fee, which ranges from 0.125% to 0.30%, was 0.20% at March 31, 2016.

We have principal of $86 million in unsecured notes issued through a 2011 private placement debt transaction (the “Notes”).  At March 31, 2016, the Notes were comprised of $36 million in series A notes with a fixed interest rate of 4.57% and $50 million in series B notes with a fixed interest rate of 5.20%.  Annual principal payments under the series A notes began in January 2015 and continue through maturity.  The series B notes are due in January 2021.

As of March 31, 2016, we had two unsecured multi-currency revolving bank credit facilities totaling $40 million, of which $34 million was available at March 31, 2016.  A $20 million facility expires in February 2017 and a $20 million facility expires in March 2019.   Interest on these facilities is based on LIBOR plus a margin.  The margin ranges from 1.0% to 2.0%.  We also have the ability to borrow from other banks, at the banks’ discretion, under short-term uncommitted agreements.  Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

As of March 31, 2016, we had a $25 million unsecured committed credit facility and $25 million was available under the facility. Interest on this facility was based on LIBOR plus a margin, which ranged from 1.20% to 1.575%. This facility expired in April 2016.

In March 2015, we entered into a $75 million unsecured term loan facility. Interest on this facility is based on LIBOR plus a margin of 1.75%. The facility is due in March 2022. As of March 31, 2016, the principal amount outstanding is $70 million.

In June 2015, we entered into a $40 million uncommitted letter of credit facility that expires in May 2016. As of March 31, 2016, $6 million was utilized.

In February 2016, we entered into a $24 million uncommitted credit facility that expires in February 2017. As of March 31, 2016, $13 million was utilized.

We have two unsecured letter of credit facilities totaling $94 million, of which $28 million was available at March 31, 2016.  A $54 million facility expires in December 2019, and a $40 million facility expires in December 2018.  The Revolving Facility and the multi-currency revolving credit facilities are also used for issuance of letters of credit and bank guarantees.

The Revolving Facility, the Notes, the unsecured multi-currency revolving bank credit facilities, the unsecured committed credit facility, the letter of credit facilities, the uncommitted credit facility and the unsecured term loan contain certain subsidiary guarantees and various financial and other covenants. The financial covenants, among other things, limit our total indebtedness, restrict certain payments to shareholders, limit priority debt, limit asset sales, limit the use of proceeds from asset sales, provide for a maximum leverage ratio and provide for minimum coverage of interest costs. The credit agreements do not provide for the acceleration of payments should our credit rating be reduced. If we were not to comply with the terms of our various credit agreements, the repayment terms could be accelerated and the commitments could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  We were in compliance with all financial covenants at March 31, 2016.

Equity
At March 31, 2016, we had 100 million shares of common stock authorized and 49.2 million shares issued and outstanding.

U.S. Retirement Liabilities

Funded Status of U.S. Retirement Plans
	Actual	Actual	Projected
(In millions)	2015	1Q 2016	2-4Q 2016	2017	2018	2019	2020

U.S. pension plans
Beginning funded status	$(117.8)	(123.4)	(118.7)	(107.4)	(90.3)	(72.7)	(53.4)
Net periodic pension credit(a)	18.6	4.5	13.2	18.6	18.9	19.0	19.0
Payment from Brink’s:
Primary U.S. pension plan	—	—	—	—	—	—	8.8
Other U.S. pension plan	0.3	0.2	0.4	0.9	0.6	1.3	0.7
Benefit plan experience gain	(24.5)	—	(2.3)	(2.4)	(1.9)	(1.0)	—
Ending funded status	$(123.4)	(118.7)	(107.4)	(90.3)	(72.7)	(53.4)	(24.9)

UMWA plans
Beginning funded status	$(197.2)	(205.7)	(205.5)	(206.6)	(208.0)	(210.0)	(212.7)
Net periodic postretirement credit(a)	3.5	(0.2)	(0.7)	(1.4)	(2.0)	(2.7)	(3.6)
Benefit plan experience gain	(11.7)	—	—	—	—	—	—
Other	(0.3)	0.4	(0.4)	—	—	—	—
Ending funded status	$(205.7)	(205.5)	(206.6)	(208.0)	(210.0)	(212.7)	(216.3)

Black lung and other plans
Beginning funded status	$(58.3)	(56.6)	(55.8)	(52.5)	(48.6)	(44.9)	(41.6)
Net periodic postretirement cost(a)	(2.2)	(0.6)	(1.6)	(2.0)	(1.9)	(1.8)	(1.6)
Payment from Brink’s	6.2	1.4	4.9	5.9	5.6	5.1	4.8
Other	(2.3)	—	—	—	—	—	—
Ending funded status	$(56.6)	(55.8)	(52.5)	(48.6)	(44.9)	(41.6)	(38.4)

(a)	Excludes amounts reclassified from accumulated other comprehensive income (loss).

U.S. Pension Plans
Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement.  We did not make cash contributions to the primary U.S. pension plan in 2015.  There are approximately 15,000 beneficiaries in the plans.

Based on current assumptions, we do not expect to make any additional contributions until 2020.

UMWA Plans
Retirement benefits related to former coal operations include medical benefits provided by the Pittston Coal Group Companies Employee Benefit Plan for UMWA Represented Employees.  There are approximately 3,700 beneficiaries in the UMWA plans.  The company does not expect to make additional contributions to these plans until 2027 based on actuarial assumptions.

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

Assumptions for U.S. Retirement Obligations
We have made various assumptions to estimate the amount of payments to be made in the future.  The most significant assumptions include:

•	Discount rates and other assumptions in effect at measurement dates (normally December 31)

•	Investment returns of plan assets

•	Addition of new participants (historically immaterial due to freezing of pension benefits and exit from coal business)

•	Mortality rates

•	Change in laws

The assumptions used to estimate our U.S. retirement obligations can be found in our Annual Report on Form 10-K for the year ended December 31, 2015.

Summary of Expenses Related to All U.S. Retirement Liabilities through 2020

This table summarizes actual and projected expense (income) related to U.S. retirement liabilities.

	Actual	Actual	Projected
(In millions)	2015	1Q 2016	2-4Q 2016	FY2016	2017	2018	2019	2020
U.S. pension plans	$12.6	1.6	4.7	6.3	3.3	1.9	1.5	1.2
UMWA plans	7.4	3.4	10.1	13.5	13.3	13.2	13.2	13.3
Black lung and other plans	6.7	1.6	4.8	6.4	6.1	5.3	3.3	3.0
Total	$26.7	6.6	19.6	26.2	22.7	20.4	18.0	17.5

Summary of Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants through 2020

This table summarizes actual and projected payments:

•	from Brink’s to U.S. retirement plans, and

•	from the plans to participants.

	Actual	Actual	Projected
(In millions)	2015	1Q 2016	2-4Q 2016	FY2016	2017	2018	2019	2020
Payments from Brink’s to U.S. Plans
Primary U.S. pension plan	$—	—	—	—	—	—	—	8.8
Other U.S. pension plan	0.3	0.2	0.4	0.6	0.9	0.6	1.3	0.7
Black lung and other plans	6.2	1.4	4.9	6.3	5.9	5.6	5.1	4.8
Total	$6.5	1.6	5.3	6.9	6.8	6.2	6.4	14.3

Payments from U.S. Plans to participants
U.S. pension plans	$51.0	12.0	37.7	49.7	50.5	50.7	51.7	51.5
UMWA plans	36.0	6.7	24.2	30.9	31.2	31.1	30.8	31.7
Black lung and other plans	6.2	1.4	4.9	6.3	5.9	5.6	5.1	4.8
Total	$93.2	20.1	66.8	86.9	87.6	87.4	87.6	88.0

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of the most recent measurement date.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

Contingent Matters
See note 11 to the consolidated financial statements for information about contingent matters at March 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We serve customers in more than 100 countries, including 41 countries where we operate subsidiaries.  These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates.  In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program.  Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the three months ended March 31, 2016.

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
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information
This document contains both historical and forward-looking information.  Words such as “anticipates,” “assumes,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “potential,” “believes,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, statements regarding future performance of The Brink’s Company and its global operations, including: the scope, anticipated savings, costs and other impacts of our Reorganization and Restructuring activities; 2016 revenues, organic revenue growth, projected currency impact on revenues, operating profit and operating profit margin, income from continuing operations, non-operating expense and earnings per share, capital expenditures, capital leases and depreciation and amortization; 2016 operating profit margin in the U.S. and Mexico; the repatriation of cash from our Venezuelan and Argentinean operations; costs related to our operations in Ireland; compensation costs related to equity awards; the anticipated financial effect of pending litigation; our anticipated effective tax rate for 2016 and our tax position; net income (loss) attributable to noncontrolling interests; future pension obligations; the ability to meet liquidity needs; expenses and payouts for the U.S. retirement plans and the non-U.S. pension plans and the expected long-term rate of return and funded status of the primary U.S. pension plan; expected liability for and future contributions to the UMWA plans; liability for black lung obligations; our ability to obtain U.S. dollars in Venezuela; and future impairments related to our operations in Venezuela.  Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which are difficult to quantify and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

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

This list of risks, uncertainties and contingencies is not intended to be exhaustive.  Additional factors that could cause our results to differ materially from those described in the forward-looking statements can be found under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2015 and in our other public filings with the Securities and Exchange Commission.  The forward looking information included in this document is representative only as of the date of this document, and The Brink’s Company undertakes no obligation to update any information contained in this document.

Part II - Other Information
Item 1.  Legal Proceedings

For a discussion of legal proceedings, see note 11 to the consolidated financial statements, “Contingent Matters,” in Part I, Item 1 of this Form 10-Q.

Item 6.  Exhibits

Exhibit
Number

10.1	Form of Internal Metric Performance Share Units Award Agreement, effective February 24, 2016.

10.2	Form of Total Shareholder Return Performance Share Units Award Agreement, effective February 24, 2016.

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

101
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2016, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Consolidated Balance Sheets at March 31, 2016, and December 31, 2015, (ii)  the Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) the Consolidated Statement of Equity for the three months ended March 31, 2016, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (vi) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

May 3, 2016	By: /s/ Joseph W. Dziedzic
Joseph W. Dziedzic
(Executive Vice President and
Chief Financial Officer)
(principal financial officer)