Form 10-Q
period 2016-06-30
BRINKS CO
filed 2016-07-28
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
Yes  ☐  No  ☒
As of July 26, 2016, 49,535,599 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements
THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets
(Unaudited)

(In millions)	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$169.6	181.9
Restricted cash	50.7	16.4
Accounts receivable, net	490.0	478.1
Prepaid expenses and other	119.3	101.3
Total current assets	829.6	777.7

Property and equipment, net	539.0	549.0
Goodwill	192.8	185.3
Other intangibles	28.7	28.5
Deferred income taxes	324.7	329.8
Other	74.3	76.4

Total assets	$1,989.1	1,946.7

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$77.2	32.6
Current maturities of long-term debt	32.3	39.8
Accounts payable	126.6	155.3
Accrued liabilities	377.9	401.2
Restricted cash held for customers	41.5	12.9
Total current liabilities	655.5	641.8

Long-term debt	373.0	358.1
Accrued pension costs	208.2	219.4
Retirement benefits other than pensions	258.5	259.2
Deferred income taxes	8.0	8.1
Other	127.8	129.5
Total liabilities	1,631.0	1,616.1

Contingent liabilities (notes 3, 4, 11 and 12)

Equity:
The Brink's Company ("Brink's") shareholders:
Common stock	49.5	48.9
Capital in excess of par value	606.4	599.6
Retained earnings	548.6	561.3
Accumulated other comprehensive loss	(863.7)	(891.9)
Brink’s shareholders	340.8	317.9

Noncontrolling interests	17.3	12.7

Total equity	358.1	330.6

Total liabilities and equity	$1,989.1	1,946.7
See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for per share amounts)	2016	2015	2016	2015

Revenues	$739.5	760.3	$1,461.3	1,536.4

Costs and expenses:
Cost of revenues	604.5	620.9	1,201.5	1,250.0
Selling, general and administrative expenses	106.7	120.0	217.0	232.3
Total costs and expenses	711.2	740.9	1,418.5	1,482.3
Other operating expense	6.2	34.0	6.9	55.8

Operating profit (loss)	22.1	(14.6)	35.9	(1.7)

Interest expense	(4.9)	(4.7)	(9.8)	(9.6)
Interest and other income	0.7	0.4	0.7	0.8
Income (loss) from continuing operations before tax	17.9	(18.9)	26.8	(10.5)
Provision for income taxes	14.5	7.6	23.9	23.1

Income (loss) from continuing operations	3.4	(26.5)	2.9	(33.6)

Income (loss) from discontinued operations, net of tax	—	0.1	—	(2.3)

Net income (loss)	3.4	(26.4)	2.9	(35.9)
Less net income (loss) attributable to noncontrolling interests	3.1	(13.5)	5.7	(20.0)

Net income (loss) attributable to Brink’s	0.3	(12.9)	(2.8)	(15.9)

Amounts attributable to Brink’s
Continuing operations	0.3	(13.0)	(2.8)	(13.6)
Discontinued operations	—	0.1	—	(2.3)

Net income (loss) attributable to Brink’s	$0.3	(12.9)	$(2.8)	(15.9)

Income (loss) per share attributable to Brink’s common shareholders(a):
Basic:
Continuing operations	$0.01	(0.26)	$(0.06)	(0.28)
Discontinued operations	—	—	—	(0.05)
Net income (loss)	$0.01	(0.26)	$(0.06)	(0.32)

Diluted:
Continuing operations	$0.01	(0.26)	$(0.06)	(0.28)
Discontinued operations	—	—	—	(0.05)
Net income (loss)	$0.01	(0.26)	$(0.06)	(0.32)

Weighted-average shares
Basic	49.9	49.3	49.7	49.2
Diluted	50.3	49.3	49.7	49.2

Cash dividends paid per common share	$0.10	0.10	$0.20	0.20
(a)   Amounts may not add due to rounding.
See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015

Net income (loss)	$3.4	(26.4)	$2.9	(35.9)

Benefit plan adjustments:
Benefit plan experience gains	12.6	13.4	24.3	27.6
Benefit plan prior service cost	(0.6)	(0.5)	(1.0)	(3.5)
Deferred profit sharing	—	0.2	—	0.2
Total benefit plan adjustments	12.0	13.1	23.3	24.3

Foreign currency translation adjustments	(3.5)	6.9	14.3	(43.5)
Unrealized net losses on available-for-sale securities	(0.2)	(0.1)	—	(0.1)
Gains (losses) on cash flow hedges	(0.1)	0.4	(0.4)	0.4
Other comprehensive income (loss) before tax	8.2	20.3	37.2	(18.9)
Provision for income taxes	4.2	4.5	8.0	8.5

Other comprehensive income (loss)	4.0	15.8	29.2	(27.4)

Comprehensive income (loss)	7.4	(10.6)	32.1	(63.3)
Less comprehensive income (loss) attributable to noncontrolling interests	3.3	(13.0)	6.7	(20.9)

Comprehensive income (loss) attributable to Brink's	$4.1	2.4	$25.4	(42.4)
See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statement of Equity

Six Months ended June 30, 2016
(Unaudited)

	Attributable to Brink’s
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Attributable to Noncontrolling Interests	Total

Balance as of December 31, 2015	48.9	$48.9	599.6	561.3	(891.9)	12.7	330.6

Net income (loss)	—	—	—	(2.8)	—	5.7	2.9
Other comprehensive income	—	—	—	—	28.2	1.0	29.2
Common stock issued	0.1	0.1	2.4	—	—	—	2.5
Dividends to:
Brink’s common shareholders ($0.20 per share)	—	—	—	(9.8)	—	—	(9.8)
Noncontrolling interests	—	—	—	—	—	(2.1)	(2.1)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	4.9	—	—	—	4.9
Consideration from exercise of stock options	0.1	0.1	3.4	—	—	—	3.5
Other share-based benefit programs	0.4	0.4	(3.9)	(0.1)	—	—	(3.6)

Balance as of June 30, 2016	49.5	$49.5	606.4	548.6	(863.7)	17.3	358.1
See accompanying notes to consolidated financial statements

THE BRINK’S COMPANY
and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2016	2015
Cash flows from operating activities:
Net income (loss)	$2.9	(35.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	2.3
Depreciation and amortization	65.1	73.2
Share-based compensation expense	4.9	8.5
Deferred income taxes	(2.5)	(4.1)
Gains and losses:
Marketable securities	(0.5)	(0.1)
Property and other assets	1.7	(0.5)
Business acquisitions and dispositions	(0.1)	—
Venezuela impairment	—	34.5
Other impairment losses	5.4	1.3
Retirement benefit funding (more) less than expense:
Pension	6.5	2.9
Other than pension	7.3	5.1
Remeasurement losses due to Venezuela currency devaluation	4.6	18.2
Other operating	1.9	3.4
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and income taxes receivable	(31.3)	(35.4)
Accounts payable, income taxes payable and accrued liabilities	(33.9)	(15.4)
Customer obligations	(14.7)	6.7
Prepaid and other current assets	(6.2)	(19.3)
Other	2.3	(0.8)
Discontinued operations	—	(2.0)
Net cash provided by operating activities	13.4	42.6
Cash flows from investing activities:
Capital expenditures	(45.0)	(35.2)
Marketable securities:
Purchases	(8.7)	—
Sales	8.6	0.4
Cash proceeds from sale of property, equipment and investments	2.9	0.6
Other	(0.7)	(0.5)
Discontinued operations	—	1.9
Net cash used by investing activities	(42.9)	(32.8)
Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term debt	39.1	(12.4)
Long-term revolving credit facilities:
Borrowings	294.9	295.7
Repayments	(278.1)	(315.7)
Other long-term debt:
Borrowings	1.3	82.1
Repayments	(25.1)	(25.8)
Debt financing costs	—	(2.0)
Common stock issued	2.5	—
Dividends to:
Shareholders of Brink’s	(9.8)	(9.7)
Noncontrolling interests in subsidiaries	(2.1)	(4.1)
Proceeds from exercise of stock options	3.5	3.6
Minimum tax withholdings associated with share-based compensation	(4.8)	(0.8)
Other	1.3	0.4
Net cash provided by financing activities	22.7	11.3
Effect of exchange rate changes on cash	(5.5)	(16.2)
Cash and cash equivalents:
Increase (decrease)	(12.3)	4.9
Balance at beginning of period	181.9	176.2
Balance at end of period	$169.6	181.1
See accompanying notes to consolidated financial statements

THE BRINK’S COMPANY
and subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of presentation

The Brink’s Company (along with its subsidiaries, “Brink’s” or “we”) has nine operating segments:

•	Each of the five countries within Largest 5 Markets (U.S., France, Mexico, Brazil and Canada)

•	Each of the three regions within Global Markets (Latin America; Europe, Middle East and Africa ("EMEA") and Asia)

•	Payment Services

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

Remeasurement rates during 2015. In March 2014, the government initiated an exchange mechanism known as SICAD II with conversions subject to specific eligibility requirements.  Transactions were reported in a range of 49 to 52 bolivars to the U.S. dollar.  From March 2014 through December 31, 2014, we received approval to obtain a total of $1.2 million (at a weighted average exchange rate of 51 bolivars to the dollar) through the SICAD II mechanism. Through February 11, 2015, we used the SICAD II rates to remeasure our bolivar-denominated monetary assets and liabilities into U.S. dollars and to translate our revenue and expenses.  Effective February 12, 2015, the government replaced the SICAD II process with a new process, known locally as SIMADI and we began to use the SIMADI rate to remeasure bolivar-denominated monetary assets and liabilities and to translate our revenue and expenses. As a result, we recognized an $18.2 million net remeasurement loss in the first half of 2015. The after-tax effect of this loss attributable to noncontrolling interests was $5.6 million for the first half of 2015. The SIMADI rates published from mid-February 2015 through the end of 2015 ranged from 170 to 200 bolivars to the U.S. dollar. We received only minimal U.S. dollars through this exchange mechanism.

Remeasurement rates during 2016.   In the first quarter of 2016, the Venezuelan government announced that they would replace the SIMADI exchange mechanism with the DICOM exchange mechanism and would allow the DICOM exchange mechanism rate to float freely. At March 31, 2016, the DICOM rate was approximately 273 bolivars to the dollar. During the second quarter of 2016, the rate declined 57% to close at approximately 628 bolivars to the dollar at June 30, 2016. We have received only minimal U.S. dollars through this exchange mechanism. We recognized a $4.6 million net remeasurement loss in the first six months of 2016.  However, the after-tax effect in the current period attributable to noncontrolling interest was income of $2.6 million.

Remeasuring our Venezuelan results using the respective DICOM or SIMADI rates has had the following effects on our reported results:

•	Brink’s Venezuela became a much smaller component of Brink’s consolidated revenues and operating profit.

•
Brink’s Venezuela’s profit margin percentage declined as the historical U.S. dollar non-monetary assets were not remeasured to a lower U.S. dollar basis but instead retained a historical higher basis which was used for depreciation and other expense attribution. Our non-monetary assets were $16.4 million at June 30, 2016, and $13.5 million at December 31, 2015.

•
Our investment in our Venezuelan operations on an equity-method basis declined.  Our investment was $20.4 million at June 30, 2016, which included $8.8 million in net payables to other Brink's affiliates and $26.0 million at December 31, 2015, which included $18.7 million in net payables to other Brink's affiliates.

•
Our bolivar-denominated monetary net assets included in our consolidated balance sheets declined.  Our bolivar-denominated net monetary assets were $2.8 million (including $6.8 million of cash and cash equivalents) at June 30, 2016 versus $9.5 million (including $6.2 million of cash and cash equivalents) at December 31, 2015.

•	Accumulated other comprehensive losses attributable to Brink’s shareholders related to Brink’s Venezuela were $112.7 million at June 30, 2016 and $113.0 million at December 31, 2015.

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

As a result of our impairment analysis, we recognized a $34.5 million impairment charge in the second quarter of 2015. We recognized an additional $0.8 million in impairment charges in the third quarter of 2015. The current carrying value of the long-lived assets of our Venezuelan operations is $8.6 million at June 30, 2016.  We have not reclassified any of the $112.7 million of accumulated other comprehensive losses attributable to Brink’s shareholders related to Brink’s Venezuela into earnings.

Ireland
Due to management's decision in the first quarter of 2016 to exit the Republic of Ireland, the prospective impacts of shutting down this operation are included in items not allocated to segments and are excluded from the operating segments effective March 1, 2016. This activity is also excluded from the consolidated non-GAAP results. Beginning May 1, 2016, due to management's decision to also exit Northern Ireland, the results of shutting down these operations are treated similarly to the Republic of Ireland. Revenues from both Ireland operations to be shut down in 2016 were approximately $20 million in 2015. In the first half of 2016, charges excluded from non-GAAP results include $4.6 million in severance costs, $1.8 million in property impairment charges and an additional $4.0 million in operating and other exit costs. Brink's expects it could recognize additional operating and disposition-related costs of up to approximately $5 million later this year. International shipments to and from Ireland will continue to be provided through Brink’s Global Services.

Restricted Cash
In France, we offer services to certain of our customers where we manage some or all of their cash supply chains. In connection with this offering, we take temporary title to certain customers' cash, which is included as restricted cash in our financial statements due to customer agreement or regulation (see Note 10). During the second quarter of 2016, we identified a misclassification in our December 31, 2015 consolidated balance sheet included in our 2015 Annual Report on Form 10-K. This misclassification, which was corrected on our December 31, 2015 condensed consolidated balance sheet included on our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, decreased our December 31, 2015 cash and cash equivalents balance and increased restricted cash by $16.4 million, increased restricted cash held for customers and decreased accrued liabilities by $12.9 million, increased short term borrowings and decreased current maturities of long-term debt by $3.5 million. This misclassification had no impact on our December 31, 2015 current assets and current liabilities and it did not impact our consolidated statement of operations, but will impact the December 31, 2015 consolidated statement of cash flows by reducing net cash provided by operating activities from $208.8 million to $195.9 million and increasing net cash used by financing activities from $49.0 million to $52.5 million. Neither of these changes affect comparability to the previous period. Accordingly, we do not consider this correction to be material to our consolidated balance sheet or statement of cash flows.

Argentina
We use the official exchange rate to translate the Brink's Argentina balance sheet and income statement. At June 30, 2016, the official exchange rate was approximately 15.0 local pesos to the U.S. dollar.

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

In the first six months of 2016, we recognized $0.1 million in losses from converting Argentine pesos into U.S. dollars. We did not convert any Argentine pesos to dollars in the first six months of 2015. These conversion losses are classified in the income statement as other operating income (expense). At June 30, 2016, we had cash denominated in Argentine pesos of $7.0 million.

New Accounting Standards
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue From Contracts with Customers, a new standard related to revenue recognition which requires an entity to recognize an amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of this new standard to January 1, 2018. Subsequently, the FASB has continued to refine the standard and has issued several amendments. The new standard can be applied retrospectively to each reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application in retained earnings. We are assessing the potential impact of this new standard on financial reporting and have not yet selected a transition method.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require the recognition of assets and liabilities by lessees for certain leases classified as operating leases under current accounting guidance. The new standard also requires expanded disclosures regarding leasing activities. ASU 2016-02 will be effective January 1, 2019 and we are assessing the potential impact of the standard on financial reporting.

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which significantly changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. ASU 2016-13 is effective January 1, 2020, with early adoption permitted January 1, 2019. We are assessing the potential impact of this new standard on financial reporting.

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

We have nine operating segments:

•	Each of the five countries within Largest 5 Markets (U.S., France, Mexico, Brazil and Canada)

•	Each of the three regions within Global Markets (Latin America, EMEA and Asia)

•	Payment Services

The following table summarizes our revenues and operating profit for each of our reportable segments:

	Revenues		Operating Profit
	Three Months Ended June 30,		Three Months Ended June 30,
(In millions)	2016	2015	2016	2015
Reportable Segments:
U.S.	$182.5	184.1	$(1.5)	6.4
France	107.9	107.4	10.1	6.7
Mexico	77.3	85.1	3.1	4.5
Brazil	66.9	67.7	2.5	2.1
Canada	38.2	39.6	1.4	2.4
Largest 5 Markets	472.8	483.9	15.6	22.1
Latin America	85.0	91.2	20.8	19.2
EMEA	96.2	112.3	9.9	9.1
Asia	41.5	38.6	7.0	5.9
Global Markets	222.7	242.1	37.7	34.2
Payment Services	21.0	22.1	(2.0)	(3.7)
Total reportable segments	716.5	748.1	51.3	52.6

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	—	—	(16.1)	(25.3)
Foreign currency transaction gains (losses)	—	—	1.4	1.1
Reconciliation of segment policies to GAAP	—	—	1.3	2.2
Other items not allocated to segments:
Venezuela operations	21.5	12.2	0.9	(39.1)
Reorganization and Restructuring	—	—	(2.1)	1.2
U.S. and Mexican retirement plans	—	—	(8.1)	(7.6)
Acquisitions and dispositions	1.5	—	(6.5)	0.3
Total	$739.5	760.3	$22.1	(14.6)

	Revenues		Operating Profit
	Six Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Reportable Segments:
U.S.	$361.3	367.7	$(3.7)	14.7
France	212.7	213.1	14.6	10.8
Mexico	152.2	170.8	6.3	12.4
Brazil	126.9	141.5	8.6	8.2
Canada	74.1	78.4	3.2	4.1
Largest 5 Markets	927.2	971.5	29.0	50.2
Latin America	164.2	182.0	38.3	35.7
EMEA	191.6	228.0	16.8	17.3
Asia	80.5	77.3	13.4	12.4
Global Markets	436.3	487.3	68.5	65.4
Payment Services	41.9	44.9	(2.0)	(3.2)
Total reportable segments	1,405.4	1,503.7	95.5	112.4

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	—	—	(33.7)	(42.9)
Foreign currency transaction gains (losses)	—	—	2.7	(3.7)
Reconciliation of segment policies to GAAP	—	—	4.5	5.4
Other items not allocated to segments:
Venezuela operations	53.6	32.7	2.7	(57.0)
Reorganization and Restructuring	—	—	(8.1)	(0.3)
U.S. and Mexican retirement plans	—	—	(15.4)	(15.9)
Acquisitions and dispositions	2.3	—	(12.3)	0.3
Total	$1,461.3	1,536.4	$35.9	(1.7)

See "Other Items Not Allocated to Segment" on pages 33–34 to the consolidated financial statements for explanations of each of the other items not allocated to segments.

Note 3 - Retirement benefits

Pension plans

We have various defined-benefit pension plans covering eligible current and former employees.  Benefits under most plans are based on salary and years of service.

The components of net periodic pension cost for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2016	2015	2016	2015	2016	2015

Three months ended June 30,

Service cost	$—	—	2.7	2.6	2.7	2.6
Interest cost on projected benefit obligation	9.3	9.0	3.1	3.0	12.4	12.0
Return on assets – expected	(13.6)	(13.6)	(2.5)	(2.4)	(16.1)	(16.0)
Amortization of losses	6.2	7.7	1.2	1.2	7.4	8.9
Amortization of prior service cost	—	—	0.2	0.2	0.2	0.2
Settlement loss	—	—	0.6	1.1	0.6	1.1
Net periodic pension cost	$1.9	3.1	5.3	5.7	7.2	8.8

Included in:
Continuing operations	$1.9	3.1	5.3	5.7	7.2	8.8
Discontinued operations	—	—	—	—	—	—
Net periodic pension cost	$1.9	3.1	5.3	5.7	7.2	8.8

Six months ended June 30,

Service cost	$—	—	5.5	5.5	5.5	5.5
Interest cost on projected benefit obligation	18.5	18.0	6.5	6.2	25.0	24.2
Return on assets – expected	(27.3)	(27.3)	(4.8)	(4.8)	(32.1)	(32.1)
Amortization of losses	12.3	15.5	2.4	2.5	14.7	18.0
Amortization of prior service cost	—	—	0.2	0.2	0.2	0.2
Settlement loss	—	—	1.4	3.4	1.4	3.4
Net periodic pension cost	$3.5	6.2	11.2	13.0	14.7	19.2

Included in:
Continuing operations	$3.5	6.2	11.2	11.9	14.7	18.1
Discontinued operations	—	—	—	1.1	—	1.1
Net periodic pension cost	$3.5	6.2	11.2	13.0	14.7	19.2
We did not make cash contributions to the primary U.S. pension plan in 2015 or the first half of 2016.  Based on current assumptions, as described in our Annual Report on Form 10-K for the year ended December 31, 2015, we do not expect to make any additional contributions to the primary U.S. pension plan until 2020.

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

The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

	UMWA Plans		Black Lung and Other Plans		Total
(In millions)	2016	2015	2016	2015	2016	2015

Three months ended June 30,

Service cost	$—	—	—	0.1	—	0.1
Interest cost on accumulated postretirement benefit obligations	4.8	4.2	0.7	0.7	5.5	4.9
Return on assets – expected	(4.3)	(5.1)	—	—	(4.3)	(5.1)
Amortization of losses	4.5	3.7	0.7	0.8	5.2	4.5
Amortization of prior service (credit) cost	(1.2)	(1.1)	0.4	0.4	(0.8)	(0.7)
Net periodic postretirement cost	$3.8	1.7	1.8	2.0	5.6	3.7

Six months ended June 30,

Service cost	$—	—	—	0.1	—	0.1
Interest cost on accumulated postretirement benefit obligations	9.4	8.7	1.3	1.4	10.7	10.1
Return on assets – expected	(8.7)	(10.3)	—	—	(8.7)	(10.3)
Amortization of losses	8.8	8.0	1.2	1.5	10.0	9.5
Amortization of prior service (credit) cost	(2.3)	(2.3)	0.9	0.9	(1.4)	(1.4)
Net periodic postretirement cost	$7.2	4.1	3.4	3.9	10.6	8.0

Note 4 - Income taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Continuing operations
Provision for income taxes (in millions)	$14.5	7.6	$23.9	23.1
Effective tax rate	81.0%	(40.2)%	89.2%	(220.0%)

2016 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first six months of 2016 was greater than the 35% U.S. statutory tax rate primarily due to the significant losses related to operations in the Republic of Ireland, for which no tax benefit can be recorded, and the nondeductible expenses resulting from the currency devaluation in Venezuela in the first six months.

Excluding those items, our effective tax rate on continuing operations in the first six months of 2016 is 56%.  The rate is higher than 35% primarily due to the seasonality of book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on undistributed earnings and the characterization of a French business tax as an income tax, partially offset by the geographical mix of earnings and a French income tax credit.

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

Excluding these nondeductible expenses, our effective tax rate on continuing operations in the first six months is 46%. The rate was higher than 35% primarily due to cross border payments, nondeductible expenses in Mexico and the characterization of a French business tax as an income tax, partially offset by the geographical mix of earnings and a French income tax credit.

Note 5 - Accumulated other comprehensive income (loss)

Other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive loss into earnings, was as follows:

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Three months ended June 30, 2016

Amounts attributable to Brink's:
Benefit plan adjustments	$(0.8)	0.2	12.6	(4.5)	7.5
Foreign currency translation adjustments	(3.5)	—	—	—	(3.5)
Unrealized gains (losses) on available-for-sale securities	0.3	(0.2)	(0.5)	0.2	(0.2)
Gains (losses) on cash flow hedges	(1.2)	0.4	1.1	(0.3)	—
	(5.2)	0.4	13.2	(4.6)	3.8

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	—	—	0.2	—	0.2
Foreign currency translation adjustments	—	—	—	—	—
	—	—	0.2	—	0.2

Total
Benefit plan adjustments(a)	(0.8)	0.2	12.8	(4.5)	7.7
Foreign currency translation adjustments	(3.5)	—	—	—	(3.5)
Unrealized gains (losses) on available-for-sale securities(b)	0.3	(0.2)	(0.5)	0.2	(0.2)
Gains (losses) on cash flow hedges(c)	(1.2)	0.4	1.1	(0.3)	—
	$(5.2)	0.4	13.4	(4.6)	4.0

Three months ended June 30, 2015

Amounts attributable to Brink's:
Benefit plan adjustments	$(1.1)	0.3	14.1	(4.8)	8.5
Foreign currency translation adjustments	6.5	—	—	—	6.5
Unrealized losses on available-for-sale securities	—	—	(0.1)	—	(0.1)
Gains (losses) on cash flow hedges	(0.2)	—	0.6	—	0.4
	5.2	0.3	14.6	(4.8)	15.3

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	—	—	0.1	—	0.1
Foreign currency translation adjustments	0.4	—	—	—	0.4
	0.4	—	0.1	—	0.5

Total
Benefit plan adjustments(a)	(1.1)	0.3	14.2	(4.8)	8.6
Foreign currency translation adjustments	6.9	—	—	—	6.9
Unrealized losses on available-for-sale securities(b)	—	—	(0.1)	—	(0.1)
Gains (losses) on cash flow hedges(c)	(0.2)	—	0.6	—	0.4
	$5.6	0.3	14.7	(4.8)	15.8

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Six months ended June 30, 2016

Amounts attributable to Brink's:
Benefit plan adjustments	$(1.9)	0.5	24.9	(8.7)	14.8
Foreign currency translation adjustments	13.6	—	—	—	13.6
Unrealized gains (losses) on available-for-sale securities	0.5	(0.2)	(0.5)	0.2	—
Gains (losses) on cash flow hedges	(2.2)	0.5	1.8	(0.3)	(0.2)
	10.0	0.8	26.2	(8.8)	28.2

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	—	—	0.3	—	0.3
Foreign currency translation adjustments	0.7	—	—	—	0.7
	0.7	—	0.3	—	1.0

Total
Benefit plan adjustments(a)	(1.9)	0.5	25.2	(8.7)	15.1
Foreign currency translation adjustments	14.3	—	—	—	14.3
Unrealized gains (losses) on available-for-sale securities(b)	0.5	(0.2)	(0.5)	0.2	—
Gains (losses) on cash flow hedges(c)	(2.2)	0.5	1.8	(0.3)	(0.2)
	$10.7	0.8	26.5	(8.8)	29.2

Six months ended June 30, 2015

Amounts attributable to Brink's:
Benefit plan adjustments	$(5.7)	1.5	29.8	(10.0)	15.6
Foreign currency translation adjustments	(42.4)	—	—	—	(42.4)
Unrealized losses on available-for-sale securities	—	—	(0.1)	—	(0.1)
Gains (losses) on cash flow hedges	1.9	—	(1.5)	—	0.4
	(46.2)	1.5	28.2	(10.0)	(26.5)

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	—	—	0.2	—	0.2
Foreign currency translation adjustments	(1.1)	—	—	—	(1.1)
	(1.1)	—	0.2	—	(0.9)

Total
Benefit plan adjustments(a)	(5.7)	1.5	30.0	(10.0)	15.8
Foreign currency translation adjustments	(43.5)	—	—	—	(43.5)
Unrealized losses on available-for-sale securities(b)	—	—	(0.1)	—	(0.1)
Gains (losses) on cash flow hedges(c)	1.9	—	(1.5)	—	0.4
	$(47.3)	1.5	28.4	(10.0)	(27.4)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Total net periodic retirement benefit cost included in:
Cost of revenues	$10.5	8.8	20.9	18.7
Selling, general and administrative expenses	2.3	3.7	4.4	7.4

(b)
Gains and losses on sales of available-for-sale securities are reclassified from accumulated other comprehensive loss to the income statement when the gains or losses are realized.  Pretax amounts are classified in the income statement as interest and other income (expense).

(c)	Pretax gains and losses on cash flow hedges are classified in the income statement as:

•
other operating income (expense) ($0.8 million of losses in the three months ended June 30, 2016 and $0.4 million of losses in the three months ended June 30, 2015; as well as $1.4 million of losses in the six months ended June 30, 2016 and $1.9 million of gains in the six months ended June 30, 2015)

•
interest and other income (expense) ($0.1 million of losses in the three months ended June 30, 2016 and $0.1 million of losses in the three months ended June 30, 2015; as well as $0.2 million of losses in the six months ended June 30, 2016 and $0.3 million of losses in the six months ended June 30, 2015).

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

(In millions)	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2015	$(570.5)	(322.6)	1.1	0.1	(891.9)
Other comprehensive income (loss) before reclassifications	(1.4)	13.6	0.3	(1.7)	10.8
Amounts reclassified from accumulated other comprehensive loss	16.2	—	(0.3)	1.5	17.4
Other comprehensive income (loss) attributable to Brink's	14.8	13.6	—	(0.2)	28.2
Balance as of June 30, 2016	$(555.7)	(309.0)	1.1	(0.1)	(863.7)

Note 6 - Fair value of financial instruments

Fixed-Rate Debt
The fair value and carrying value of our fixed-rate debt are as follows:

(In millions)	June 30, 2016	December 31, 2015

Unsecured notes issued in a private placement
Carrying value	$85.7	92.9
Fair value	90.1	95.7

The fair value estimate of our unsecured private-placement notes is based on the present value of future cash flows, discounted at rates for similar instruments at the respective measurement dates, which we have categorized as a Level 3 valuation.

There were no transfers in or out of any of the levels of the valuation hierarchy in the first six months of 2016.

Other Financial Instruments
Other financial instruments include cash and cash equivalents, accounts receivable, floating rate debt, accounts payable and accrued liabilities.  The financial statement carrying amounts of these items approximate the fair value.

We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At June 30, 2016, the notional value of our shorter term outstanding foreign currency forward and swap contracts was $57.0 million, with average maturities of approximately one month.  These shorter term foreign currency forward and swap contracts primarily offset exposures in the British pound, the euro and the Mexican peso and are not designated as hedges for accounting purposes. The fair values of these currency contracts are determined using Level 2 valuation techniques and are based on the present value of net future cash payments and receipts.  At June 30, 2016, the fair value of these shorter term foreign currency contracts was not significant.

In 2013, we entered into a longer term cross-currency swap to hedge against the change in value of a long-term intercompany loan denominated in Brazilian real.  This longer term contract is designated as a cash flow hedge for accounting purposes. At June 30, 2016, the notional value of this contract was $11.1 million with a weighted average maturity of 0.8 years. The fair value of the cross-currency swap is determined using Level 2 valuation techniques and is based on the present value of net future cash payments and receipts.  At June 30, 2016, the fair value of this longer term contract was a net asset of $4.3 million, of which $2.3 million is included in prepaid expenses and other and $2.0 million is included in other assets on the consolidated balances sheet.

In the first quarter of 2016, we entered into two interest rate swaps with a total notional value of $40 million. These swaps were entered into to hedge cash flow risk associated with changes in variable interest rates and are designated as cash flow hedges for accounting purposes. At June 30, 2016, the fair value of these swaps was a net liability of $0.8 million.

There were no transfers in or out of any of the levels of the valuation hierarchy in the first six months of 2016.

Note 7 - Share-based compensation plans

We have share-based compensation plans to attract and retain employees and nonemployee directors and to more closely align their interests with those of our shareholders.

We have granted share-based awards to employees under the 2005 Equity Incentive Plan ("2005 Plan") and the 2013 Equity Incentive Plan ("2013 Plan").  These plans permit grants of restricted stock, restricted stock units, performance stock, performance units, stock appreciation rights, stock options, as well as other share-based awards to eligible employees.  The 2013 Plan also permits cash awards to eligible employees.  The 2005 Plan was replaced by the 2013 Plan effective February 2013.  No further grants of awards will be made under the 2005 Plan.

We have granted deferred stock units to directors through the Non-Employee Directors’ Equity Plan.  Share-based awards were granted to directors and remain outstanding under the Non-Employee Directors’ Stock Option Plan and the Directors’ Stock Accumulation Plan, both of which have expired.

Outstanding awards at June 30, 2016 include performance share units, market share units, restricted stock units, deferred stock units and stock options.

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

Compensation expense is classified as selling, general and administrative expenses in the consolidated statements of operations. Compensation expenses for the share-based awards were as follows:

	Compensation Expense		Compensation Expense
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015

Performance Share Units	$1.0	2.0	2.3	4.5
Market Share Units	—	0.3	0.2	1.9
Restricted Stock Units	0.9	0.9	2.0	1.9
Deferred Stock Units	0.1	0.1	0.3	0.2
Stock Options	0.1	—	0.1	—
Share-based payment expense	2.1	3.3	4.9	8.5
Income tax benefit	(0.7)	(1.1)	(1.7)	(2.9)
Share-based payment expense, net of tax	$1.4	2.2	3.2	5.6
Stock Options
In 2016, we granted performance-based stock options. In addition to a service condition, these awards also contain a performance condition as well as a market condition. We measure the fair value of these options at the grant date using a Monte Carlo simulation model.

The following table summarizes performance-based stock option activity during the first six months of 2016:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2015	—	$—
Granted	400.0	5.92
Forfeited	—	—
Exercised	—	—
Outstanding balance as of June 30, 2016	400.0	$5.92

Restricted Stock Units (“RSUs”)
We granted RSUs that contain only a service condition. We measure the fair value of RSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period.

The following table summarizes RSU activity during the first six months of 2016:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2015	273.0	$26.16
Granted	169.7	28.59
Forfeited	(15.6)	26.15
Vested	(90.5)	26.53
Nonvested balance as of June 30, 2016	336.6	$27.29
Performance Share Units ("PSUs”)
Prior to 2016, we granted PSUs which contained a performance condition, a market condition and a service condition. In 2016, we granted Internal Metric PSUs ("IM PSUs") and Total Shareholder Return PSUs ("TSR PSUs").

IM PSUs contain a performance condition as well as a service condition. We measure the fair value of these PSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period. For the majority of the IM PSUs granted in 2016, the performance period is from January 1, 2016 to December 31, 2017, with an additional year of service required.
Other IM PSUs granted in 2016 have a performance period from July 1, 2016 to June 30, 2017, with an additional two years of service required.

TSR PSUs contain a market condition as well as a service condition. We measure the fair value of PSUs containing a market condition at the grant date using a Monte Carlo simulation model.  For the TSR PSUs granted in 2016, the performance period is from January 1, 2016 to December 1, 2018.

The following table summarizes all PSU activity during the first six months of 2016:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2015	503.4	$25.93
Granted	315.9	29.06
Forfeited	(18.8)	26.95
Vested(a)	(162.9)	23.73
Nonvested balance as of June 30, 2016	637.6	$28.01

(a)
The vested PSUs presented are based on the target amount of the award. Pursuant to the actual performance for the period ended December 31, 2015, the actual shares earned and distributed were 277.1, representing 171% of target or, for a smaller award, 125% of target.

Market Share Units ("MSUs”)
Prior to 2016, we granted MSUs which contain a market condition as well as a service condition. We measure the fair value of MSUs using a Monte Carlo simulation model.

The following table summarizes all MSU activity during the first six months of 2016:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2015	258.8	$27.40
Granted	—	—
Forfeited	(1.2)	23.34
Vested(a)	(84.3)	27.30
Nonvested balance as of June 30, 2016	173.3	$27.48

(a)
The vested MSUs presented are based on the target amount of the award. Pursuant to the actual performance for the period ended December 31, 2015, the actual shares earned and distributed were 91.1, or 108% of target. No additional compensation expense was required, as the market condition was included in the $27.30 grant date fair value.

Deferred Stock Units ("DSUs")
We granted DSUs to our independent directors. We measure the fair value of DSUs at the grant date, based on the price of Brink's stock.

In 2015 and 2016, our independent directors received grants of DSUs that vest and will be paid out in shares of Brink's stock on the first anniversary of the grant date, provided that the director has not elected to defer the distribution of shares until a later date. DSUs are forfeited if a director leaves before the vesting date. However, in connection with the retirement of two directors in January 2016, our board of directors waived the one-year vesting provision for those DSUs granted in 2015. The impact of this modification was recorded in the first quarter of 2016 and was not significant.

DSUs granted prior to 2015, in general, will be paid out in shares of stock following separation from service.

The following table summarizes all DSU activity during the first six months of 2016:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2015	21.4	$32.79
Granted	26.0	29.35
Forfeited	—	—
Vested	(21.4)	31.72
Nonvested balance as of June 30, 2016	26.0	$29.35

Note 8 - Shares used to calculate earnings per share

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015

Weighted-average shares:
Basic(a)	49.9	49.3	49.7	49.2
Effect of dilutive stock awards and options	0.4	—	—	—
Diluted	50.3	49.3	49.7	49.2

Antidilutive stock awards and options excluded from denominator	0.2	1.5	1.3	1.5

(a)
We have deferred compensation plans for directors and certain of our employees.  For participants electing to defer compensation into common stock units, amounts owed to participants will be paid out in shares of Brink's common stock.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average units credited to employees and directors under the deferred compensation plans.  Accordingly, included in basic shares are 0.5 million in the three months and 0.5 million in the six months ended June 30, 2016, and 0.6 million in the three months and 0.5 million in the six months ended June 30, 2015.

Note 9 - Loss from discontinued operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Loss from operations(a)(b)	$—	—	$—	(2.4)
Loss on sale(a)	—	(0.1)	—	(0.8)
Adjustments to contingencies of former operations(c):
Other	0.1	—	0.1	(0.1)
(Income) loss from discontinued operations before income taxes	0.1	(0.1)	0.1	(3.3)
Provision (benefit) for income taxes	0.1	(0.2)	0.1	(1.0)
(Income) loss from discontinued operations, net of tax	$—	0.1	$—	(2.3)

(a)	Discontinued operations include gains and losses related to businesses that we recently sold. No interest expense was included in discontinued operations in the first six months of 2015.

(b)	The loss from operations in the first six months of 2015 included $1.0 million in pension settlement charges related to the Mexican parcel delivery service sold in February 2015.

(c)	Primarily related to former businesses previously exited.

Operations sold classified as discontinued operations:

•	In February 2015, we sold a small Mexican parcel delivery business which met the criteria for classification as a discontinued operation as of December 31, 2014.

Other divestitures not classified as discontinued operations:

•	We sold an Irish guarding operation in November 2015.

•
We sold our 70% ownership interest in a Russian cash management business in November 2015 and recognized a $5.9 million loss on the disposition in the fourth quarter of 2015. A significant part of the loss ($5.0 million) represented the reclassification of foreign currency adjustments from accumulated other comprehensive loss into earnings.

Revenues and income (loss) from operations before tax were not significant for the Irish guarding business or the Russian cash management business.

Note 10 - Supplemental cash flow information

	Six Months Ended June 30,
(In millions)	2016	2015
Cash paid for:
Interest	9.6	9.5
Income taxes, net	37.8	26.5

Argentina Debt Security Transactions
We have elected in the past and could continue in the future to repatriate cash from Brink’s Argentina using different means to convert Argentine pesos into U.S. dollars. In the first six months of 2016, cash outflows from the purchase of debt securities totaled $2.1 million and cash inflows from the sale of these securities totaled $2.0 million. In the first six months of 2015, we did not convert any Argentine pesos to U.S. dollars using these debt security transactions. The net cash flows from these transactions are treated as operating cash flows as the debt securities are purchased specifically for resale and are generally sold within a short period of time from the date of purchase.

Non-cash Investing and Financing Activities
We acquired $12.7 million in armored vehicles and other equipment under capital lease arrangements in the first six months of 2016 compared to $6.2 million in armored vehicles and point of sale equipment acquired under capital lease arrangements in the first six months of 2015.

Cash Supply Chain Services
In France, we offer services to certain of our customers where we manage some or all of their cash supply chains. Providing this service requires our French subsidiary to take temporary title to the cash received from the management of our customers' cash supply chains until the cash is returned to the customers. As part of this service offering, we have entered into lending arrangements with some of our customers. Cash borrowed under these lending arrangements is used in the process of managing these customers' cash supply chains. The cash for which we have temporary title and the cash borrowed under these customer lending arrangements is restricted and cannot be used for any other purpose other than to service our customers who participate in this service offering.

At June 30, 2016, we held $50.7 million of restricted cash ($9.2 million represented short-term borrowings and $41.5 million represented restricted cash held for customers). At December 31, 2015, we held $16.4 million of restricted cash ($3.5 million represented short-term borrowings and $12.9 million represented restricted cash held for customers).

Note 11 - Contingent matters

On June 19, 2008, a lawsuit captioned Del Valle Gurria S.C. v. Servicio Pan Americano de Protección, S.A. de C.V. was filed with the Twenty-third Civil Judge in the Federal District in Mexico (the “Court”) against Servicio Pan American de Proteccion, S.A. de C.V. (SERPAPROSA), the Mexico subsidiary that we acquired in November 2010. The plaintiff claims it is owed legal fees and corresponding value-added tax (VAT), interest and expenses related to its legal representation of SERPAPROSA in connection with tax audits covering the 1991, 1992 and 1994 fiscal years.  On October 28, 2010, the Court issued a decision in favor of SERPAPROSA in part and the plaintiff in part, ordering SERPAPROSA to pay the plaintiff less than $1 million for its previous representation of SERPAPROSA. Between November 2010 and October 2013, the judgment was subject to multiple appeals by both parties to the Fifth Civil Court of Appeal of the Federal District in Mexico (the “Fifth Civil Court of Appeal”) and to the First Civil Collegiate Tribunal of the First Circuit in Mexico (the “First Civil Collegiate Tribunal”), and was remanded twice to the Court for determination of the fees to be paid to the plaintiff. On December 6, 2013, the Fifth Civil Court of Appeal issued a decision in favor of the plaintiff, modifying the lower court’s ruling and ordering SERPAPROSA to pay the plaintiff approximately $7 million plus VAT and interest for its previous representation of SERPAPROSA. SERPAPROSA filed a constitutional injunction on January 20, 2014 with the First Civil Collegiate Tribunal. The appeal was granted in favor of SERPAPROSA on September 17, 2014, ordering SERPAPROSA to pay approximately $2 million plus VAT and interest. The plaintiff filed an appeal on October 7, 2014, with the Mexico Supreme Court, which was rejected by the court on October 22, 2014. The plaintiff filed two subsequent actions appealing the Supreme Court’s October 22, 2014 decision, one before the First Appellate Court in Civil Matters of the First Circuit (the “Appellate Court”) and one with the Mexico Supreme Court. The action filed before the Appellate Court was rejected on February 16, 2015; the action filed with the Mexico Supreme Court is pending. The Company has accrued $2 million, reflecting the Company’s best estimate of exposure, although additional reasonably possible losses could be up to $10 million, based on currency exchange rates at June 30, 2016. The ultimate resolution of this matter is unknown and the estimated liability may change in the future. The Company denies the allegations asserted by the plaintiff and is vigorously defending itself in this matter.

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

Note 12 - Reorganization and Restructuring

2015 Reorganization and Restructuring
Brink's initiated a global restructuring of its business in the third quarter of 2015 and recognized $11.6 million in related 2015 costs. We recognized an additional $4.4 million in costs in the first half of 2016 related to employee severance, contract terminations, and lease terminations associated with the restructuring. The 2015 Reorganization and Restructuring is expected to reduce the global workforce by approximately 1,000 positions and is projected to result in $20 to $25 million in 2016 cost savings. At June 30, 2016, the actions under this program were substantially completed, with cumulative pretax charges of approximately $16 million.

The following table summarizes the costs incurred, payments and utilization, and foreign currency exchange effects of the 2015 Reorganization and Restructuring:

(In millions)	Severance Costs	Contract Terminations	Lease Terminations	Total
Balance as of January 1, 2016	$6.3	—	—	6.3
Expense	2.7	0.2	1.5	4.4
Payments and utilization	(6.2)	(0.2)	(0.7)	(7.1)
Foreign currency exchange effects	0.1	—	(0.1)	—
Balance as of June 30, 2016	$2.9	—	0.7	3.6

Executive Leadership and Board of Directors Restructuring
In the fourth quarter of 2015, we recognized $1.8 million in costs related to the restructuring of executive leadership and Board of Directors, which was announced in January 2016. We also recognized an additional $3.8 million in charges, primarily severance costs, in the first half of 2016. At June 30, 2016, all expenses related to these restructuring actions had been paid out in cash, including the departure of our former CEO in May 2016 and the retirement of two Board members in January 2016.

2014 Reorganization and Restructuring
In the fourth quarter of 2014, we announced a reorganization and restructuring of Brink’s global organization to accelerate the execution of our strategy by reducing costs and providing for a more streamlined and centralized organization. As part of this program, we reduced our total workforce by approximately 1,700 positions. The restructuring saved annual direct costs of approximately $50 million in 2015 compared to 2014, excluding charges for severance, lease termination and accelerated depreciation. We recorded total pretax charges of $21.8 million in 2014 and an additional $0.3 million of pretax charges in the first six months of 2015 related to the 2014 Reorganization and Restructuring. The actions under this program were substantially completed by the end of 2015 with cumulative pretax charges of approximately $24 million, primarily severance costs.

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

RESULTS OF OPERATIONS

Consolidated Review

GAAP and Non-GAAP Financial Measures
We provide an analysis of our operations below on both a generally accepted accounting principles (“GAAP”) and non-GAAP basis.  The purpose of the non-GAAP information is to report our operating profit, income from continuing operations and earnings per share without certain income and expense items that do not reflect the ordinary earnings of our operations and to reflect a constant tax rate for quarterly results equal to the full-year non-GAAP tax rate.  The non-GAAP financial measures are intended to provide information to assist comparability and estimates of future performance.  The non-GAAP adjustments used to reconcile our GAAP results are described on pages 39–41.

Definition of Organic Growth
Organic growth represents the change in revenues or operating profit between the current and prior period, excluding the effect of acquisitions and dispositions, changes in currency exchange rates (as described on page 29) and the accounting effects of reporting Venezuela under highly inflationary accounting.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions, except for per share amounts)	2016	2015	Change	2016	2015	Change
GAAP
Revenues	739.5	760.3	(3)	1,461.3	1,536.4	(5)
Cost of revenues	604.5	620.9	(3)	1,201.5	1,250.0	(4)
Selling, general and administrative expenses	106.7	120.0	(11)	217.0	232.3	(7)
Operating profit (loss)	22.1	(14.6)	fav	35.9	(1.7)	fav
Income (loss) from continuing operations(a)	0.3	(13.0)	fav	(2.8)	(13.6)	(79)
Diluted EPS from continuing operations(a)	0.01	(0.26)	fav	(0.06)	(0.28)	(79)

Non-GAAP(b)
Non-GAAP revenues	716.5	748.1	(4)	1,405.4	1,503.7	(7)
Non-GAAP operating profit	37.9	30.6	24	69.0	71.2	(3)
Non-GAAP income from continuing operations(a)	19.0	14.8	28	33.9	36.7	(8)
Non-GAAP diluted EPS from continuing operations(a)	0.38	0.30	27	0.68	0.74	(8)

(a)	Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.

(b)	Non-GAAP results are reconciled to the applicable GAAP results on pages 39–41.

GAAP Basis
Analysis of Consolidated Results: Second Quarter 2016 versus Second Quarter 2015
Consolidated Revenues  Revenues decreased $20.8 million or 3% due to unfavorable changes in currency exchange rates ($80.7 million) and the impact of dispositions ($9.4 million), partially offset by organic growth in Venezuela ($34.5 million), Latin America ($21.2 million), Brazil ($8.8 million), and Mexico ($6.2 million).  A significant portion of the reduction in revenues from currency exchange rates relates to the strengthening of the U.S. dollar against the Venezuela bolivar, Brazilian real, Mexican peso and most currencies in Latin America.  Revenues increased 9% on an organic basis due mainly to higher average selling prices in Venezuela and Latin America (including the effects of inflation). See above for our definition of “organic.”

Consolidated Costs and Expenses Cost of revenues decreased 3% to $604.5 million as inflation-based cost increases, including labor costs were more than offset by changes in currency rates.  Selling, general and administrative costs decreased 11% to $106.7 million due primarily to changes in currency exchange rates and lower incentive-based compensation.

Consolidated Operating Profit Operating profit increased $36.7 million due mainly to:

•	a $34.5 million charge in 2015 related to impairment of fixed assets in Venezuela which did not reoccur in 2016,

•	organic increases in Venezuela ($12.1 million), Latin America ($10.0 million), and France ($3.2 million), and

•	lower corporate expenses ($8.2 million on an organic basis), partially offset by:

•	unfavorable changes in currency exchange rates ($13.7 million)

•	an organic decrease in the U.S. ($7.9 million) and

•	operating losses recorded in association with the exit of operations in Ireland ($4.5 million).

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Income from continuing operations attributable to Brink’s shareholders in 2016 increased $13.3 million to $0.3 million primarily due to the operating profit increase mentioned above, partially offset by higher income attributable to noncontrolling interests ($16.6 million) and higher income tax expense ($6.9 million).  Earnings per share from continuing operations was $0.01, up from negative $0.26 in 2015.

Analysis of Consolidated Results: First Half 2016 versus First Half 2015
Consolidated Revenues  Revenues decreased $75.1 million or 5% due to unfavorable changes in currency exchange rates ($212.5 million), the impact of dispositions ($15.7 million), and an organic decrease in EMEA ($13.0 million), partially offset by organic growth in Venezuela ($93.6 million), Latin America ($38.8 million), Brazil ($17.3 million), and Mexico ($10.8 million).  A significant portion of the reduction in revenues from currency exchange rates relates to a devaluation of the Venezuelan bolivar in February 2015.  The U.S. dollar also strengthened against the Brazilian real, Mexican peso and most currencies in Latin America.  Revenues increased 10% on an organic basis due mainly to higher average selling prices in Venezuela and Latin America (including the effects of inflation). See page 25 for our definition of “organic.”

Consolidated Costs and Expenses Cost of revenues decreased 4% to $1,201.5 million as higher labor costs from inflation-based increases, including labor costs, were more than offset by changes in currency rates.  Selling, general and administrative costs decreased 7% to $217.0 million due primarily to changes in currency exchange rates, and lower incentive-based compensation.

Consolidated Operating Profit Operating profit increased $37.6 million due mainly to:

•	a $34.5 million charge in 2015 related to impairment of fixed assets in Venezuela, which did not reoccur in 2016,

•	an organic increase in Venezuela ($34.4 million), Latin America ($18.6 million), France ($3.6 million), and Brazil ($2.8 million),

•
a lower remeasurement loss of net monetary assets ($13.6 million) as a result of the devaluation of the Venezuelan currency (an $18.2 million charge in 2015 compared to a $4.6 million charge in 2016) and

•	lower corporate expenses ($8.2 million on an organic basis), partially offset by:

•	unfavorable changes in currency exchange rates ($34.2 million), excluding the effects of Venezuela devaluations,

•	organic decreases in the U.S. ($18.4 million) and Mexico ($4.9 million) and

•	costs recorded in association with the exit of operations in Ireland ($10.4 million).

Consolidated Loss from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Loss from continuing operations attributable to Brink’s shareholders in 2016 decreased $10.8 million to negative $2.8 million primarily due to the operating profit increase mentioned above, partially offset by higher income attributable to noncontrolling interests ($25.7 million). Earnings per share from continuing operations was negative $0.06, up from negative $0.28 in 2015.

Non-GAAP Basis
Analysis of Consolidated Results: Second Quarter 2016 versus Second Quarter 2015
Non-GAAP Consolidated Revenues   Non-GAAP revenues decreased $31.6 million or 4% due to unfavorable changes in currency exchange rates ($55.5 million) and the impact of dispositions ($10.9 million), partially offset by organic growth in Latin America ($21.2 million), Brazil ($8.8 million), and Mexico ($6.2 million).  The reduction in non-GAAP revenues from currency exchange rates relates to a strengthening of the U.S. dollar against Brazilian real and Mexican peso and most currencies in Latin America.  Non-GAAP revenues increased 5% on an organic basis due mainly to higher average selling prices in Latin America (including the effects of inflation).  See page 25 for our definition of “organic.”

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit increased $7.3 million in 2016 primarily due to:

•	organic increases in Latin America ($10.0 million), and France ($3.2 million), and

•	lower corporate expenses ($8.2 million on an organic basis), partially offset by:

•	unfavorable changes in currency exchange rates ($8.6 million) and

•	an organic decrease in the U.S. ($7.9 million)

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders in 2016 increased $4.2 million to $19.0 million primarily due to the non-GAAP operating profit increase mentioned above, partially offset by a higher non-GAAP tax expense ($3.4 million). Non-GAAP earnings per share from continuing operations was $0.38, up from $0.30 in 2015.

Analysis of Consolidated Results: First Half 2016 versus First Half 2015
Non-GAAP Consolidated Revenues   Non-GAAP revenues decreased $98.3 million or 7% due to unfavorable changes in currency exchange rates ($139.8 million), the impact of dispositions ($18.0 million), and an organic decrease in EMEA ($13.0 million), partially offset by organic growth in Latin America ($38.8 million), Brazil ($17.3 million), and Mexico ($10.8 million).  The reduction in non-GAAP revenues from currency exchange rates relates to a strengthening of the U.S. dollar against Brazilian real and Mexican peso and most currencies in Latin America.  Non-GAAP revenues increased 4% on an organic basis due mainly to higher average selling prices in Latin America (including the effects of inflation).  See page 25 for our definition of “organic.”

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit decreased $2.2 million in 2016 primarily due to:

•	unfavorable changes in currency exchange rates ($13.6 million) and

•	organic decreases in the U.S. ($18.4 million) and Mexico ($4.9 million), partially offset by:

•	an organic increase in Latin America ($18.6 million), France ($3.6 million), and Brazil ($2.8 million) and

•	lower corporate expenses ($8.2 million on an organic basis).

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders in 2016 decreased $2.8 million to $33.9 million primarily due to the non-GAAP operating profit decrease mentioned above. Non-GAAP earnings per share from continuing operations was $0.68, down from $0.74 in 2015.

Outlook

Outlook for 2016
On a GAAP basis, our organic revenue growth rate for 2016 compared to our 2015 GAAP results is expected to be approximately 6% or $175 million, and our estimate of the negative impact of changes in currency exchange rates on revenues is approximately 8% or $254 million.  Our operating profit margin on a GAAP basis is expected to be in the range of 4.6% to 5.1%.

Our organic revenue growth rate for 2016 compared to our 2015 Non-GAAP results is expected to be approximately 5% or $140 million, and our estimate of the negative impact of changes in currency exchange rates on revenues is approximately 6% or $182 million.  Our operating profit margin on a non-GAAP basis is expected to be in the range of 6.4% to 6.9%.  Operating profit margin in the U.S. is expected to be 0.7% to 2%. Operating profit margin in Mexico is expected to be approximately 7%.

(In millions except as noted)	2015 GAAP	2015 Non-GAAP(a)	2016 GAAP Outlook(b)	2016 Non-GAAP Outlook(a)
Revenues	$3,061	2,977	~2,950	~2,900
Operating profit (loss)	57	157	135 – 150	185 – 200
Nonoperating expense	(16)	(15)	(17)	(17)
Provision for income taxes	(67)	(52)	—	(66) – (71)
Noncontrolling interests	16	(5)	(8) – (10)	(5) – (7)
Income (loss) from continuing operations attributable to Brink's	(9)	84	—	97 – 107
EPS from continuing operations attributable to Brink's	$(0.19)	1.69	—	1.95 – 2.10

Operating profit margin	1.8%	5.3%	4.6% – 5.1%	6.4% – 6.9%

Effective income tax rate	161.8%	37.0%	—	39.0%

Fixed assets acquired(c)
Capital expenditures	$101	97	100 – 110	95 – 105
Capital leases(d)	19	19	35	35
Total	$120	116	135 – 145	130 – 140

Depreciation and amortization of fixed assets(c)	$136	132	125 – 135	125 – 135

Adjusted EBITDA(e)		291		305 – 330

Key Metrics	Revenues Change				Operating Profit Change		EPS Change
	2016 GAAP Outlook(b)	% Change vs. 2015	2016 Non-GAAP Outlook(a)	% Change vs. 2015	2016 GAAP Outlook(b)	2016 Non-GAAP Outlook(a)	2016 Non-GAAP Outlook(a)
Organic	175	6	140	5	97 – 112	43 – 58	0.40 – 0.55
Dispositions	(32)	(1)	(35)	(1)	—	5	0.10
Currency	(254)	(8)	(182)	(6)	(19)	(20)	(0.24)
Total	(111)	(4)	(77)	(3)	78 – 93	28 – 43	0.26 – 0.41

Amounts may not add due to rounding

(a)
See pages 39-41 for information about reconciliations to GAAP. The 2016 Non-GAAP outlook amounts for provision for income taxes, income (loss) from continuing operations, EPS from continuing operations, effective income tax rate and Adjusted EBITDA cannot be reconciled to GAAP without unreasonable effort. We cannot reconcile these amounts to GAAP because we are unable to accurately forecast the tax impact of Venezuela operations and the related exchange rates used to measure those operations. The impact of Venezuela operations and related exchange rates during the remainder of 2016 could be significant to our full-year GAAP provision for income taxes, and, therefore, to income (loss) from continuing operations, EPS from continuing operations, effective income tax rate and Adjusted EBITDA.

(b)	2016 GAAP outlook includes the actual impact of Venezuela operations through June, 30, 2016, but does not include any forecasted amounts from Venezuela operations for the second half of 2016.

(c)
2015 non-GAAP amounts exclude Venezuela capital expenditures of $4.3 million and Venezuela depreciation and amortization of fixed assets of $3.9 million. Depreciation and amortization of fixed assets does not include intangible asset amortization.

(d)	Includes capital leases for newly acquired assets only.

(e)	Adjusted EBITDA is defined as non-GAAP income from continuing operations excluding the impact of non-GAAP interest expense, non-GAAP income tax provision and non-GAAP depreciation and amortization.

Revenues and Operating Profit by Segment: Second Quarter 2016 versus Second Quarter 2015

		Organic	Acquisitions /			% Change
(In millions)	2Q'15	Change	Dispositions(a)	Currency(b)	2Q'16	Total	Organic
Revenues:
U.S.	$184.1	(1.6)	—	—	182.5	(1)	(1)
France	107.4	(1.6)	—	2.1	107.9	—	(1)
Mexico	85.1	6.2	—	(14.0)	77.3	(9)	7
Brazil	67.7	8.8	—	(9.6)	66.9	(1)	13
Canada	39.6	0.4	—	(1.8)	38.2	(4)	1
Largest 5 Markets	483.9	12.2	—	(23.3)	472.8	(2)	3
Latin America	91.2	21.2	—	(27.4)	85.0	(7)	23
EMEA	112.3	(3.7)	(10.9)	(1.5)	96.2	(14)	(3)
Asia	38.6	3.6	—	(0.7)	41.5	8	9
Global Markets	242.1	21.1	(10.9)	(29.6)	222.7	(8)	9
Payment Services	22.1	1.5	—	(2.6)	21.0	(5)	7
Revenues - non-GAAP	748.1	34.8	(10.9)	(55.5)	716.5	(4)	5

Other items not allocated to segments(d)	12.2	34.5	1.5	(25.2)	23.0	89	fav
Revenues - GAAP	$760.3	69.3	(9.4)	(80.7)	739.5	(3)	9

Operating profit:
U.S.	$6.4	(7.9)	—	—	(1.5)	unfav	unfav
France	6.7	3.2	—	0.2	10.1	51	48
Mexico	4.5	(0.9)	—	(0.5)	3.1	(31)	(20)
Brazil	2.1	0.7	—	(0.3)	2.5	19	33
Canada	2.4	(0.9)	—	(0.1)	1.4	(42)	(38)
Largest 5 Markets	22.1	(5.8)	—	(0.7)	15.6	(29)	(26)
Latin America	19.2	10.0	—	(8.4)	20.8	8	52
EMEA	9.1	(0.1)	1.0	(0.1)	9.9	9	(1)
Asia	5.9	1.1	—	—	7.0	19	19
Global Markets	34.2	11.0	1.0	(8.5)	37.7	10	32
Payment Services	(3.7)	1.5	—	0.2	(2.0)	(46)	(41)
Corporate expenses(c)	(22.0)	8.2	—	0.4	(13.4)	(39)	(37)
Operating profit - non-GAAP	30.6	14.9	1.0	(8.6)	37.9	24	49

Other items not allocated to segments(d)	(45.2)	39.3	(4.8)	(5.1)	(15.8)	(65)	(87)
Operating profit (loss) - GAAP	$(14.6)	54.2	(3.8)	(13.7)	22.1	fav	fav
Amounts may not add due to rounding.

(a)	Includes operating results and gains/losses on acquisitions and dispositions of assets and of businesses.

(b)
The amounts in the “Currency” column consist of the amortization of Venezuela non-monetary assets not devalued under highly inflationary accounting rules and the sum of monthly currency changes. Monthly currency changes represent the accumulation throughout the year of the impact on current period results of changes in foreign currency rates from the prior year period.

(c)	Corporate expenses are not allocated to segment results. Corporate expenses include salaries and other costs to manage the global business and to perform activities required by public companies.

(d)	See pages 33–34 for more information.

Analysis of Segment Results: Second Quarter 2016 versus Second Quarter 2015

Largest 5 Markets

U.S. Revenues decreased 1% ($1.6 million) due to organic revenue decline as a result of lower volume.  Operating profit decreased $7.9 million to a loss of $1.5 million due to higher fleet and insurance costs, as well as an asset write-off.

France  Revenues remained flat due to a favorable currency impact ($2.1 million), offset by a 1% organic decrease ($1.6 million) driven by a decline in guarding activities. Operating profit increased 51% ($3.4 million) due to growth in cash management and a benefit recognized related to social charges.

Mexico  Revenues decreased 9% ($7.8 million) due to unfavorable currency impact ($14.0 million), partially offset by a 7% organic increase ($6.2 million) from volume growth.  Operating profit decreased 31% ($1.4 million) due to an organic decrease ($0.9 million) due to new business costs, and unfavorable currency impact ($0.5 million).

Brazil  Revenues decreased 1% ($0.8 million) primarily due to the negative impact of currency exchange rates ($9.6 million), partially offset by 13% organic growth ($8.8 million) driven by price and volume increases.  Operating profit increased 19% ($0.4 million) as unfavorable currency ($0.3 million) was offset by organic growth ($0.7 million) on productivity improvements.

Canada  Revenues decreased 4% ($1.4 million) primarily due to the negative impact of currency exchange rates ($1.8 million).  Operating profit decreased 42% ($1.0 million) driven primarily by inflationary cost increases and low revenue growth.

Global Markets

Latin America  Revenues decreased 7% ($6.2 million) as the negative impact of currency exchange rates ($27.4 million) was partially offset by organic growth of 23% ($21.2 million) driven by inflation-based price increases in Argentina.  Operating profit increased 8% ($1.6 million) driven by higher organic results in Argentina and Chile, partially offset by unfavorable currency impact ($8.4 million). Argentina accounted for over half of Latin America profit in the second quarter of 2016.

EMEA  Revenues decreased 14% ($16.1 million) primarily due to the impact of dispositions ($10.9 million), as well as organic revenue decreases throughout the region on lower BGS volumes.  Operating profit increased 9% ($0.8 million) due primarily to the favorable impact of dispositions ($1.0 million) and higher profits in Israel, partially offset by lower profits in the United Kingdom and Switzerland.

Asia  Revenues increased 8% ($2.9 million) due mainly to organic growth across the region. Operating profit increased 19% ($1.1 million) primarily due to the revenue growth.

Payment Services

Payment Services  Revenues decreased 5% ($1.1 million) as negative currency ($2.6 million) was partially offset by 7% organic growth ($1.5 million).  Operating profit increased 46% ($1.7 million) driven by revenue growth and lower marketing expenditures related to increasing cardholders in the U.S. Payments business, partially offset by a decline in Brazil.

Revenues and Operating Profit by Segment: First Half 2016 versus First Half 2015

		Organic	Acquisitions /			% Change
(In millions)	YTD '15	Change	Dispositions(a)	Currency(b)	YTD '16	Total	Organic
Revenues:
U.S.	$367.7	(6.4)	—	—	361.3	(2)	(2)
France	213.1	(0.3)	—	(0.1)	212.7	—	—
Mexico	170.8	10.8	—	(29.4)	152.2	(11)	6
Brazil	141.5	17.3	—	(31.9)	126.9	(10)	12
Canada	78.4	1.4	—	(5.7)	74.1	(5)	2
Largest 5 Markets	971.5	22.8	—	(67.1)	927.2	(5)	2
Latin America	182.0	38.8	—	(56.6)	164.2	(10)	21
EMEA	228.0	(13.0)	(18.0)	(5.4)	191.6	(16)	(6)
Asia	77.3	5.4	—	(2.2)	80.5	4	7
Global Markets	487.3	31.2	(18.0)	(64.2)	436.3	(10)	6
Payment Services	44.9	5.5	—	(8.5)	41.9	(7)	12
Revenues - non-GAAP	1,503.7	59.5	(18.0)	(139.8)	1,405.4	(7)	4

Other items not allocated to segments(d)	32.7	93.6	2.3	(72.7)	55.9	71	fav
Revenues - GAAP	$1,536.4	153.1	(15.7)	(212.5)	1,461.3	(5)	10

Operating profit:
U.S.	$14.7	(18.4)	—	—	(3.7)	unfav	unfav
France	10.8	3.6	—	0.2	14.6	35	33
Mexico	12.4	(4.9)	—	(1.2)	6.3	(49)	(40)
Brazil	8.2	2.8	—	(2.4)	8.6	5	34
Canada	4.1	(0.6)	—	(0.3)	3.2	(22)	(15)
Largest 5 Markets	50.2	(17.5)	—	(3.7)	29.0	(42)	(35)
Latin America	35.7	18.6	—	(16.0)	38.3	7	52
EMEA	17.3	(1.7)	1.5	(0.3)	16.8	(3)	(10)
Asia	12.4	1.2	—	(0.2)	13.4	8	10
Global Markets	65.4	18.1	1.5	(16.5)	68.5	5	28
Payment Services	(3.2)	1.1	—	0.1	(2.0)	(38)	(34)
Corporate expenses(c)	(41.2)	8.2	—	6.5	(26.5)	(36)	(20)
Operating profit - non-GAAP	71.2	9.9	1.5	(13.6)	69.0	(3)	14

Other items not allocated to segments(d)	(72.9)	57.4	(10.6)	(7.0)	(33.1)	(55)	(79)
Operating profit (loss) - GAAP	$(1.7)	67.3	(9.1)	(20.6)	35.9	fav	fav
Amounts may not add due to rounding.

See page 29 for footnote explanations.

Analysis of Segment Results: First Half 2016 versus First Half 2015

Largest 5 Markets

U.S. Revenues decreased 2% ($6.4 million) due to organic revenue decline as a result of lower fuel surcharges and volume decreases.  Operating profit decreased $18.4 million to a loss of $3.7 million due to higher fleet, insurance, and security costs.

France  Revenues remained flat due to volume and pricing pressure, as well as a decline in guarding activities. Operating profit increased 35% ($3.8 million) due to growth in cash management and a benefit recognized related to social charges.

Mexico  Revenues decreased 11% ($18.6 million) due to unfavorable currency impact ($29.4 million), partially offset by a 6% organic increase ($10.8 million) from volume growth.  Operating profit decreased 49% ($6.1 million) due to an organic decrease ($4.9 million) driven by the 2015 benefit of a change in employee benefit structure and higher labor costs, new business costs and the timing of profit sharing in 2015.

Brazil  Revenues decreased 10% ($14.6 million) primarily due to the negative impact of currency exchange rates ($31.9 million), partially offset by 12% organic growth ($17.3 million) driven by price increases.  Operating profit increased 5% ($0.4 million) as unfavorable currency ($2.4 million) was offset by organic growth ($2.8 million) on productivity improvements.

Canada  Revenues decreased 5% ($4.3 million) primarily due to the negative impact of currency exchange rates ($5.7 million).  Operating profit decreased 22% ($0.9 million) driven primarily by inflationary cost increases and low revenue growth.

Global Markets

Latin America  Revenues decreased 10% ($17.8 million) as the negative impact of currency exchange rates ($56.6 million) was partially offset by organic growth of 21% ($38.8 million) driven by inflation-based price increases in Argentina.  Operating profit increased 7% ($2.6 million) due to higher organic results in Argentina and Chile, partially offset by unfavorable currency impact ($16.0 million). Argentina accounted for over half of Latin America profit in the first half of 2016.

EMEA  Revenues decreased 16% ($36.4 million) primarily due to the impact of dispositions ($18.0 million), organic revenue decreases throughout the region on lower BGS volumes ($13.0 million), and unfavorable currency ($5.4 million).  Operating profit decreased 3% ($0.5 million) due to lower organic profits in Ireland, Switzerland, and the United Kingdom, partially offset by the favorable impact of dispositions ($1.5 million) and higher profits in Israel.

Asia  Revenues increased 4% ($3.2 million) due mainly to organic growth across the region. Operating profit increased 8% ($1.0 million) primarily due to revenue growth.

Payment Services

Payment Services  Revenues decreased 7% ($3.0 million) as negative currency ($8.5 million) was partially offset by 12% organic growth ($5.5 million).  Operating profit increased $1.2 million driven by revenue growth and lower marketing expenditures related to increasing cardholders in the U.S. Payments business, partially offset by a decline in Brazil.

Income and Expense Not Allocated to Segments

Corporate Expenses

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2016	2015	change	2016	2015	change
General, administrative and other expenses	$(16.1)	(25.3)	(36)	(33.7)	(42.9)	(21)
Foreign currency transaction gains (losses)	1.4	1.1	27	2.7	(3.7)	fav
Reconciliation of segment policies to GAAP	1.3	2.2	(41)	4.5	5.4	(17)
Corporate expenses	$(13.4)	(22.0)	(39)	(26.5)	(41.2)	(36)

Second quarter 2016 corporate expenses were down $8.6 million versus the prior year quarter primarily due to lower compensation-related expenses. Corporate expenses in the first six months of 2016 were down $14.7 million, also due to lower compensation-related expenses, along with the recognition of foreign currency transaction gains in the current year period compared to foreign currency transaction losses in the prior year period. Corporate expenses include former non-segment and regional management costs, currency transaction gains and losses, and costs related to global initiatives.

Other Items Not Allocated to Segments

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2016	2015	change	2016	2015	change
Revenues:
Venezuela operations	$21.5	12.2	76	53.6	32.7	64
Acquisitions and dispositions	1.5	—	fav	2.3	—	fav
Revenues	$23.0	12.2	89	55.9	32.7	71

Operating profit:
Venezuela operations	$0.9	(39.1)	fav	2.7	(57.0)	fav
Reorganization and Restructuring	(2.1)	1.2	unfav	(8.1)	(0.3)	unfav
U.S. and Mexican retirement plans	(8.1)	(7.6)	7	(15.4)	(15.9)	(3)
Acquisitions and dispositions	(6.5)	0.3	unfav	(12.3)	0.3	unfav
Operating profit	$(15.8)	(45.2)	(65)	(33.1)	(72.9)	(55)

The impact of other items not allocated to segments on operating profit was a loss of $15.8 million in the second quarter of 2016 versus the prior year period loss of $45.2 million. The change was primarily due to the $34.5 million Venezuela impairment charge recognized in the prior year quarter and lower losses related to currency devaluation in Venezuela in the current year quarter, partially offset by charges related to the impending shutdown of operations in Ireland, a loss on the sale of corporate assets and higher reorganization and restructuring costs. Driven by the same factors, the impact of other items not allocated to segments on operating profit was a loss of $33.1 million in the first six months of 2016 versus a loss of $72.9 million in the prior year period.
Venezuela operations We have excluded from our segment results all of our Venezuela operating results, including expenses related to currency devaluations of $7.4 million and $26.6 million in the first half of 2016 and 2015, respectively, due to management’s inability to allocate, generate or redeploy resources in-country or globally. In light of these unique circumstances, our operations in Venezuela are largely independent of the rest of our global operations. As a result, the Chief Executive Officer, the Company's Chief Operating Decision Maker ("CODM"), assesses segment performance and makes resource decisions by segment excluding Venezuela operating results. Additionally, management believes excluding Venezuela from segment results makes it possible to more effectively evaluate the company’s performance between periods.

Factors considered by management in excluding Venezuela results include:

•	Continued inability to repatriate cash to redeploy to other operations or dividend to shareholders

•	Highly inflationary environment

•	Fixed exchange rate policy

•	Continued currency devaluations and

•	Difficulty raising prices and controlling costs

Reorganization and Restructuring Brink’s reorganized and restructured its business in December 2014, eliminating the management roles and structures in its former Latin America and EMEA regions and implementing a plan to reduce the cost structure of various country operations by eliminating approximately 1,700 positions across its global workforce.  Severance costs of $21.8 million associated with these actions were recognized in 2014. An additional $0.3 million was recognized in the first half of 2015 related to the 2014 restructuring. The restructuring saved annual direct costs of approximately $50 million in 2015 compared to 2014, excluding charges for severance, lease termination and accelerated depreciation.

Brink's initiated an additional restructuring of its business in the third quarter of 2015. We recognized $4.4 million of costs in the first six months of 2016 related to employee severance, contract terminations and lease terminations associated with the 2015 restructuring, which is expected to reduce the global workforce by approximately 1,000 positions and is projected to result in $20 to $25 million in 2016 cost savings.

In the fourth quarter of 2015, we recognized $1.8 million in charges related to Executive Leadership and Board of Directors restructuring actions, which were announced in January 2016. We recognized $3.8 million in charges in the first six months of 2016 related to these restructuring actions. All expenses related to the Executive Leadership and Board of Directors restructuring actions have been paid in cash as of June 30, 2016.

U.S. and Mexican retirement plans  Because our U.S. retirement plans are frozen, costs related to these plans have not been allocated to segment results. Mexico is the only operating segment in which employee termination benefits are accounted for as retirement benefits under FASB ASC Topic 715, Compensation — Retirement Benefits. As a result, settlement charges related to these termination benefits have not been allocated to segment results.

Acquisitions and dispositions Certain acquisition and disposition items that are not considered part of the ongoing activities of the business and are special in nature are consistently excluded from non-GAAP results. Due to management's decision in the first quarter of 2016 to exit the Republic of Ireland, the prospective impacts of shutting down this operation are included in items not allocated to segments and are excluded from the operating segments effective March 1, 2016. This activity is also excluded from the consolidated non-GAAP results. Beginning May 1, 2016, due to management's decision to also exit Northern Ireland, the results of shutting down these operations are treated similarly to the Republic of Ireland. Revenues from both Ireland operations to be shut down in 2016 were approximately $20 million in 2015. Charges included in our GAAP results include $4.6 million in severance costs, $1.8 million in property impairment charges and an additional $4.0 million in operating and other exit costs. These costs have been excluded from our segment and our consolidated non-GAAP results. Brink's expects it could recognize additional operating and disposition-related costs of up to approximately $5 million later this year. International shipments to and from Ireland will continue to be provided through Brink’s Global Services. We also recognized a $2.0 million loss related to the sale of corporate assets in the second quarter of 2016.

2016 Outlook
See page 48 for a 5-year projection of expenses based on current assumptions for our significant U.S. retirement plans.

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

Changes in exchange rates may also affect transactions which are denominated in currencies other than the functional currency.  From time to time, we use foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At June 30, 2016, the notional value of our shorter term outstanding foreign currency forward and swap contracts was $57.0 million with average contract maturities of approximately one month.  These shorter term foreign currency forward and swap contracts primarily offset exposures in the British pound, the euro and the Mexican peso.  Additionally, these shorter term contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings.  We recognized losses of $3.1 million on these contracts in the first six months of 2016.  At June 30, 2016, the fair value of these shorter term foreign currency contracts was not significant.

We also have a longer term cross currency swap contract to hedge exposure in Brazilian real which is designated as a cash flow hedge for accounting purposes.  At June 30, 2016, the notional value of this longer term contract was $11.1 million with a weighted average maturity of 0.8 years.  We recognized net losses of $1.6 million on this contract, of which losses of $1.4 million were included in other operating income (expense) to offset transaction gains of $1.4 million, and expenses of $0.2 million, which were included in interest and other income (expense) in the first six months of 2016.  At June 30, 2016, the fair value of the longer term cross currency swap contract was $4.3 million, of which $2.3 million is included in prepaid expenses and other and $2.0 million is included in other assets on the consolidated balance sheet.

See Note 1 to the consolidated financial statements for a description of government currency processes and restrictions in Venezuela and Argentina, their effect on our operations, and how we account for currency remeasurement for our Venezuelan subsidiaries.

We have been monitoring the economic instability existing in Greece. Greece continues to remain in the European Union and we currently believe that our net assets in this country are fairly stated. We will continue to closely monitor the economic, operating and political environment in Greece. Our revenues in Greece accounted for 1% of total Brink's revenues in the six months ended June 30, 2016 and 1% of total Brink's revenues in the six months ended June 30, 2015.

Other Operating Income (Expense)

Other operating income (expense) includes amounts included in segment results as well as income and expense not allocated to segments.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2016	2015	change	2016	2015	change
Foreign currency items:
Transaction gains (losses)	$1.4	(2.6)	fav	1.2	(25.4)	fav
Hedge gains (losses)	(1.7)	2.3	unfav	(3.1)	3.5	unfav
Gains (loss) on sale of property and other assets	(1.7)	0.3	unfav	(1.7)	0.5	unfav
Argentina conversion losses	—	—	—	(0.1)	—	unfav
Impairment losses	(4.9)	(34.7)	(86)	(5.4)	(35.8)	(85)
Share in earnings of equity affiliates	—	0.1	(100)	0.1	0.2	(50)
Royalty income	0.5	0.4	25	1.2	0.8	50
Gains on business acquisitions and dispositions	—	0.3	(100)	0.1	0.3	(67)
Other gains (losses)	0.2	(0.1)	fav	0.8	0.1	fav
Other operating income (expense)	$(6.2)	(34.0)	(82)	(6.9)	(55.8)	(88)
Other operating expense was $6.2 million in the second quarter of 2016 versus $34.0 million in the prior year period. The lower expenses in the current year quarter resulted primarily from the $34.5 million Venezuela property impairment charge recognized in the second quarter of 2015. Second quarter 2016 charges include a loss on the sale of corporate assets ($2.0 million) and a property impairment charge related to the impending shutdown of Ireland operations ($1.8 million). Other operating expense was down in the first half of 2016 compared to the first half of 2015 primarily as a result of the prior year Venezuela impairment charge as well as lower remeasurement losses related to Venezuela currency devaluation in the current year period. See Note 1 to the consolidated financial statements for a description of the change in currency exchange processes and rates in Venezuela.

Nonoperating Income and Expense

Interest expense

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2016	2015	change	2016	2015	change
Interest expense	$4.9	4.7	4	9.8	9.6	2

Interest and other income

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2016	2015	change	2016	2015	change
Interest income	$0.6	0.9	(33)	1.2	1.6	(25)
Gain on sale of available-for-sale securities	0.5	0.1	fav	0.5	0.1	fav
Foreign currency hedge losses	(0.4)	(0.1)	unfav	(0.5)	(0.3)	67
Other	—	(0.5)	(100)	(0.5)	(0.6)	(17)
Interest and other income	$0.7	0.4	75	0.7	0.8	(13)

Outlook for 2016
We expect nonoperating expense on a GAAP basis of $17 million in 2016 versus $16 million in 2015. We expect nonoperating expense on a non-GAAP basis of $17 million in 2016 versus $15 million in 2015.  See page 28 for a summary of our 2016 outlook.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Continuing operations
Provision for income taxes (in millions)	$14.5	7.6	$23.9	23.1
Effective tax rate	81.0%	(40.2)%	89.2%	(220.0%)

2016 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first six months of 2016 was greater than the 35% U.S. statutory tax rate primarily due to the significant losses related to operations in the Republic of Ireland, for which no tax benefit can be recorded, and the nondeductible expenses resulting from the currency devaluation in Venezuela in the first six months.

Excluding those items, our effective tax rate on continuing operations in the first six months of 2016 is 56%.  The rate is higher than 35% primarily due to the seasonality of book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on undistributed earnings and the characterization of a French business tax as an income tax, partially offset by the geographical mix of earnings and a French income tax credit.

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

Excluding these nondeductible expenses, our effective tax rate on continuing operations in the first six months is 46%. The rate was higher than 35% primarily due to cross border payments, nondeductible expenses in Mexico and the characterization of a French business tax as an income tax, partially offset by the geographical mix of earnings and a French income tax credit.

Deferred Tax Assets
Deferred tax assets are future tax deductions that result primarily from the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes.  At December 31, 2015, we had $273 million of U.S. deferred tax assets, net of valuation allowances, primarily related to our post-retirement benefit plan obligations with a limited amount of deferred tax assets having an expiration date.  As previously disclosed, these future tax deductions may not be realized if tax rules change or if projected future taxable income is insufficient.  Although management has lowered the 2016 guidance for the U.S. operations, we continue to believe that the Company is more-likely-than-not to realize the U.S. deferred tax assets, but we will continue to monitor each quarter.  Not realizing our U.S. deferred tax assets could significantly and materially affect our financial condition, results of operations and cash flows.

Outlook for 2016
Due to the significant costs related to winding down operations in the Republic of Ireland, for which no tax benefit can be recorded, and the nondeductible Venezuela remeasurement charges, the GAAP effective income tax rate for 2016 is expected to be approximately 50%.  This rate does not consider Venezuela activity for the second half of the year due to the inability to accurately forecast the operations and the related exchange rates used to measure those operations.  On a non-GAAP basis, the effective income tax rate for 2016 is expected to be approximately 39%.  Our effective tax rate may fluctuate materially from these estimates due to changes in permanent book-tax differences, changes in the expected amount and geographical mix of earnings, changes in current or deferred taxes due to legislative changes, changes in valuation allowances or accruals for contingencies and other factors. See page 28 for a summary of our 2016 outlook.

Noncontrolling Interests

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2016	2015	change	2016	2015	change
Net income (loss) attributable to noncontrolling interests	$3.1	(13.5)	unfav	$5.7	(20.0)	unfav

The change from a $13.5 million net loss attributable to noncontrolling interests in the second quarter of 2015 to $3.1 million of net income attributable to noncontrolling interests in the second quarter of 2016 was primarily due to the $34.5 million impairment charge related to Venezuela property, plant and equipment in the prior year quarter. The change from a $20.0 million net loss attributable to noncontrolling interests in the first half of 2015 to $5.7 million of net income attributable to noncontrolling interests in the first half of 2016 was primarily due to the difference in the impact of currency devaluations in Venezuela as well as the 2015 Venezuela impairment charge. We recognized an $18.2 million net remeasurement loss in the prior year period which resulted in an after-tax loss attributable to noncontrolling interests of $5.6 million. In the first half of 2016, we also recognized remeasurement losses related to currency devaluation in Venezuela. However, the after-tax effect in the current year period attributable to noncontrolling interests was income of $2.6 million.  See Note 1 to the consolidated financial statements for more information about the currency remeasurement of our Venezuelan subsidiaries.

Outlook for 2016
We expect the net income attributable to noncontrolling interests to be between $8 and $10 million on a GAAP basis in 2016 as compared to net loss of $16 million in 2015. We expect the net income attributable to noncontrolling interests to be between $5 and $7 million on a non-GAAP basis in 2016 as compared to $5 million in 2015.  See page 28 for a summary of our 2016 Outlook and pages 39–41 for information about reconciliation to GAAP.

Loss from Discontinued Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Loss from operations(a)(b)	$—	—	$—	(2.4)
Loss on sale(a)	—	(0.1)	—	(0.8)
Adjustments to contingencies of former operations(c):
Other	0.1	—	0.1	(0.1)
(Income) loss from discontinued operations before income taxes	0.1	(0.1)	0.1	(3.3)
Provision (benefit) for income taxes	0.1	(0.2)	0.1	(1.0)
(Income) loss from discontinued operations, net of tax	$—	0.1	$—	(2.3)

(a)	Discontinued operations include gains and losses related to businesses that we recently sold. No interest expense was included in discontinued operations in the first six months of 2015.

(b)	The loss from operations in the first six months of 2015 included $1.0 million in pension settlement charges related to the Mexican parcel delivery service sold in February 2015.

(c)	Primarily related to former businesses previously exited.

Operations sold classified as discontinued operations:

•	In February 2015, we sold a small Mexican parcel delivery business which met the criteria for classification as a discontinued operation as of December 31, 2014.

Other divestitures not classified as discontinued operations:

•	We sold an Irish guarding operation in November 2015.

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

Non-GAAP Results Reconciled to GAAP

Non-GAAP results described in this filing are financial measures that are not required by or presented in accordance with GAAP. The purpose of the non-GAAP results is to report financial information from the primary operations of our business by excluding the effects of certain income and expenses that do not reflect the ordinary earnings of our operations. The specific items excluded have not been allocated to segments, are described in detail on pages 33–34, and are reconciled to comparable GAAP measures below.

Non-GAAP results adjust the quarterly non-GAAP tax rates so that the non-GAAP tax rate in each of the quarters is equal to the full-year estimated non-GAAP tax rate. The full-year non-GAAP tax rate in both years excludes certain pretax and income tax amounts. Amounts reported for prior periods have been updated in this report to present information consistently for all periods presented.

The 2016 Non-GAAP outlook amounts for provision for income taxes, income (loss) from continuing operations, EPS from continuing operations, effective income tax rate and Adjusted EBITDA cannot be reconciled to GAAP without unreasonable effort. We cannot reconcile these amounts to GAAP because we are unable to accurately forecast the tax impact of Venezuela operations and the related exchange rates used to measure those operations. The impact of Venezuela operations and related exchange rates during the remainder of 2016 could be significant to our full-year GAAP provision for income taxes, and, therefore, to income (loss) from continuing operations, EPS from continuing operations, effective income tax rate and Adjusted EBITDA.
The Non-GAAP information is intended to provide information to assist analysts and investors with comparability and estimates of future performance. Brink’s believes these measures are helpful in assessing operations and estimating future results and enable period-to-period comparability of financial performance. In addition, Brink’s believes the measures will help analysts and investors assess the ongoing operations of both our consolidated business and individual segments. Management uses non-GAAP results to evaluate our period-over-period operating performance because our management believes this provides a more comparable measure of our continuing business after adjusting for special items that are not reflective of the normal earnings of our business. Additionally, non-GAAP results are utilized as performance measures in certain management incentive compensation plans.

Non-GAAP results should not be considered as an alternative to revenue, income or earnings per share amounts determined in accordance with GAAP and should be read in conjunction with their GAAP counterparts.

	YTD '15			YTD '16
(In millions, except for percentages)	Pre-tax	Tax	Effective tax rate	Pre-tax	Tax	Effective tax rate
Effective Income Tax Rate(a)
Non-GAAP	$62.4	23.1	37.0%	$59.9	23.3	38.9%
Other items not allocated to segments(b)	(72.9)	(3.9)		(33.1)	(1.4)
Income tax rate adjustment(d)	—	3.9		—	2.0
GAAP	$(10.5)	23.1	(220.0)%	$26.8	23.9	89.2%

2016
2Q
EPS:
Constant currency basis - Non-GAAP	$0.48
Effect of changes in currency exchange rates(c)	(0.10)
Non-GAAP	0.38
Other items not allocated to segments(b)	(0.34)
Income tax rate adjustment(d)	(0.02)
GAAP	$0.01

Amounts may not add due to rounding.

(a)	From continuing operations.

(b)
See “Other Items Not Allocated To Segments” on pages 33–34 for pre-tax amounts and details.  Other Items Not Allocated To Segments for noncontrolling interests, income from continuing operations attributable to Brink's and EPS are the effects of the same items at their respective line items of the consolidated statements of operations.

(c)
See footnote (b) on page 29 for currency definition and calculation between periods. For non-GAAP EPS on a constant currency basis, EPS is calculated for the most recent period at the prior period's foreign currency rates to eliminate the currency impact on EPS.

(d)
Non-GAAP income from continuing operations and non-GAAP EPS have been adjusted to reflect an effective income tax rate in each interim period equal to the full-year non-GAAP effective income tax rate. The full-year non-GAAP effective tax rate is estimated at 39.0% for 2016 and was 37.0% for 2015.

(e)	Non-GAAP amounts exclude the impact of "Other Items Not Allocated to Segments" on the respective line items on the consolidated statements of operations.

Non-GAAP Results Reconciled to GAAP

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for percentages and per share amounts)	2016	2015	2016	2015
Revenues:
Non-GAAP	$716.5	748.1	1,405.4	1,503.7
Other items not allocated to segments(b)	23.0	12.2	55.9	32.7
GAAP	$739.5	760.3	1,461.3	1,536.4

Operating profit (loss):
Non-GAAP	$37.9	30.6	69.0	71.2
Other items not allocated to segments(b)	(15.8)	(45.2)	(33.1)	(72.9)
GAAP	$22.1	(14.6)	35.9	(1.7)

Provision for income taxes:
Non-GAAP	$13.1	9.7	23.3	23.1
Other items not allocated to segments(b)	0.6	—	(1.4)	(3.9)
Income tax rate adjustment(d)	0.8	(2.1)	2.0	3.9
GAAP	$14.5	7.6	23.9	23.1

Net income (loss) attributable to noncontrolling interests:
Non-GAAP	$1.6	1.8	2.7	2.6
Other items not allocated to segments(b)	1.2	(16.5)	2.3	(22.7)
Income tax rate adjustment(d)	0.3	1.2	0.7	0.1
GAAP	$3.1	(13.5)	5.7	(20.0)

Income (loss) from continuing operations attributable to Brink's:
Non-GAAP	$19.0	14.8	33.9	36.7
Other items not allocated to segments(b)	(17.6)	(28.7)	(34.0)	(46.3)
Income tax rate adjustment(d)	(1.1)	0.9	(2.7)	(4.0)
GAAP	$0.3	(13.0)	(2.8)	(13.6)

Diluted EPS:
Non-GAAP	$0.38	0.30	0.68	0.74
Other items not allocated to segments(b)	(0.34)	(0.58)	(0.68)	(0.92)
Income tax rate adjustment(d)	(0.02)	0.02	(0.05)	(0.09)
GAAP	$0.01	(0.26)	(0.06)	(0.28)

Non-GAAP margin	5.3%	4.1%	4.9%	4.7%

2015
(In millions)	Full Year
Net income (loss) attributable to Brink's	$(11.9)
Discontinued operations	2.8
Income (loss) from continuing operations attributable to Brink's - GAAP	(9.1)
Other items not allocated to segments(b)	93.3
Income (loss) from continuing operations attributable to Brink's - Non-GAAP	84.2
Interest expense - Non-GAAP(e)	18.9
Income tax provision - Non-GAAP(e)	52.3
Depreciation and amortization - Non-GAAP(e)	136.0
Adjusted EBITDA	$291.4

Amounts may not add due to rounding.

See page 39 for footnote explanations.

Non-GAAP Results Reconciled to GAAP

(In millions, except for percentages and per share amounts)	2016 Non-GAAP Outlook	Other Items Not Allocated to Segments	2016 GAAP Outlook

Revenues(a)	~2,900	50	~2,950
Operating profit (loss)(b)	185 – 200	(50)	135 – 150
Nonoperating expense(a)	(17)	—	(17)
Provision for income taxes(b)(d)	(66) – (71)	—	—
Noncontrolling interests(c)	(5) – (7)	(3)	(8) – (10)
Income (loss) from continuing operations(b)(d)	97 – 107	—	—
EPS from continuing operations(b)(d)	1.95 – 2.10	—	—

Operating profit margin(b)	6.4% – 6.9%	(1.8)%	4.6% – 5.1%

Effective income tax rate(b)(d)	39.0%	—	—%

Fixed asset acquired
Capital expenditures(a)	95 – 105	5	100 – 110
Capital leases	35	—	35
Total	130 – 140	5	135 – 145

Depreciation and amortization of fixed assets	125 – 135	—	125 – 135

Amounts may not add due to rounding.

(a)	Non-GAAP outlook excludes the impacts of Venezuela operations and acquisitions and dispositions.

(b)	Non-GAAP outlook excludes the impacts of Venezuela operations, reorganization and restructuring, U.S. and Mexican retirement plans, and acquisitions and dispositions.

(c)	Non-GAAP outlook excludes the impacts of Venezuela operations.

(d)
The 2016 Non-GAAP outlook amounts for provision for income taxes, income (loss) from continuing operations, EPS from continuing operations, and the effective income tax rate cannot be reconciled to GAAP without unreasonable effort. We cannot reconcile these amounts to GAAP because we are unable to accurately forecast the tax impact of Venezuela operations and the related exchange rates used to measure those operations. The impact of Venezuela operations and related exchange rates during the remainder of 2016 could be significant to our full-year GAAP provision for income taxes, and, therefore, to income (loss) from continuing operations, EPS from continuing operations, and the effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows from operating activities decreased by $29.2 million in the first six months of 2016 as compared to the first six months of 2015.  Cash used for investing activities increased by $10.1 million in the first six months of 2016 compared to the first six months of 2015 as a result of an increase in capital expenditures during the first six months of 2016. We financed our liquidity needs in the first six months of 2016 with cash flows from short-term and long-term debt.

Operating Activities

	Six Months Ended June 30,		$
(In millions)	2016	2015	change
Cash flows from operating activities
Operating activities - non-GAAP	$14.1	37.2	(23.1)
Venezuela operations	14.0	0.7	13.3
Increase (decrease) in certain customer obligations(a)	(14.7)	6.7	(21.4)
Discontinued operations	—	(2.0)	2.0
Operating activities - GAAP	$13.4	42.6	(29.2)

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

GAAP
Operating cash flows decreased by $29.2 million in the first six months of 2016 compared to the same period in 2015.  The decrease was primarily due to increases in cash used for working capital and increases in cash paid for taxes in the first six months of 2016 compared to the same period in 2015. The decrease was also attributed to changes in customer obligations related to the secure Cash Management Services operations (cash held for customers decreased by $14.7 million in the first six months of 2016 compared to an increase of $6.7 million in the same period in 2015) offset by an increase in operating cash provided by Venezuela operations of $13.3 million.

Non-GAAP
Non-GAAP cash flows from operating activities decreased by $23.1 million in the first six months of 2016 as compared to the same period in 2015.  The decrease was primarily due to increases in cash used for working capital and increases in cash paid for taxes in the first six months of 2016 compared to the same period in 2015.

Investing Activities

	Six Months Ended June 30,		$
(In millions)	2016	2015	change
Cash flows from investing activities
Capital expenditures	$(45.0)	(35.2)	(9.8)
Marketable securities:
Purchases	(8.7)	—	(8.7)
Sales	8.6	0.4	8.2
Proceeds from sale of property, equipment and investments	2.9	0.6	2.3
Other	(0.7)	(0.5)	(0.2)
Discontinued operations	—	1.9	(1.9)
Investing activities	$(42.9)	(32.8)	(10.1)

Cash used by investing activities increased by $10.1 million in the first six months of 2016 versus the first six months of 2015.  The increase was primarily due to an increase in capital expenditures of $9.8 million during the first six months of 2016.

Capital expenditures and depreciation and amortization were as follows:

	Six Months Ended June 30,		$	Full Year	Outlook
(In millions)	2016	2015	change	2015	2016
Property and equipment acquired during the period
Capital expenditures:(b)
Largest 5 Markets	$29.6	22.0	7.6	59.3	(a)
Global Markets	9.6	7.3	2.3	28.8	(a)
Payment Services	0.6	0.7	(0.1)	1.7	(a)
Corporate	2.7	4.3	(1.6)	7.0	(a)
Capital expenditures - non-GAAP	42.5	34.3	8.2	96.8	95 – 105
Venezuela	2.5	0.9	1.6	4.3	(a)
Capital expenditures - GAAP	$45.0	35.2	9.8	101.1	(a)

Capital leases:(c)
Largest 5 Markets	$12.7	6.2	6.5	18.8	(a)
Payment Services	—	—	—	0.1	(a)
Capital leases - GAAP and non-GAAP	$12.7	6.2	6.5	18.9	35

Total:
Largest 5 Markets	$42.3	28.2	14.1	78.1	(a)
Global Markets	9.6	7.3	2.3	28.8	(a)
Payment Services	0.6	0.7	(0.1)	1.8	(a)
Corporate	2.7	4.3	(1.6)	7.0	(a)
Total - non-GAAP	55.2	40.5	14.7	115.7	130 – 140
Venezuela	2.5	0.9	1.6	4.3	(a)
Total - GAAP	$57.7	41.4	16.3	120.0	(a)

Depreciation and amortization(b)
Largest 5 Markets	$45.5	48.5	(3.0)	94.6	(a)
Global Markets	12.6	14.0	(1.4)	27.2	(a)
Payment Services	1.3	1.6	(0.3)	2.9	(a)
Corporate	5.4	5.3	0.1	11.3	(a)
Depreciation and amortization - non-GAAP	64.8	69.4	(4.6)	136.0	125 – 135
Venezuela	0.3	3.8	(3.5)	3.9	(a)
Depreciation and amortization - GAAP	$65.1	73.2	(8.1)	139.9	(a)

(a)	Not provided

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

We continue to focus on maximizing asset utilization which has enabled us to reduce our annual spend to a level more in line with depreciation.  Our reinvestment ratio, which we define as the annual amount of property and equipment acquired during the period divided by the annual amount of depreciation, was 1.1 for the twelve months ending June 30, 2016 compared to 0.9 for the twelve months ending June 30, 2015.

Capital expenditures in the first six months of 2016 were primarily for armored vehicles, information technology and machinery and equipment.

Financing Activities

Summary of financing activities

	Six Months Ended June 30,		$
(In millions)	2016	2015	change
Cash provided by (used in) financing activities
Borrowings and repayments:
Short-term debt	$39.1	(12.4)	51.5
Long-term revolving credit facilities	16.8	(20.0)	36.8
Other long-term debt	(23.8)	56.3	(80.1)
Borrowings (repayments)	32.1	23.9	8.2

Debt financing costs	—	(2.0)	2.0
Common stock issued	2.5	—	2.5
Dividends attributable to:
Shareholders of Brink’s	(9.8)	(9.7)	(0.1)
Noncontrolling interests in subsidiaries	(2.1)	(4.1)	2.0
Other	—	3.2	(3.2)
Cash flows from financing activities	$22.7	11.3	11.4

Debt borrowings and repayments
Cash flows from financing activities increased by $11.4 million in the first six months of 2016 compared to the first six months of 2015 as net borrowing on our revolving credit facilities and short-term debt exceeded net repayments of other long-term debt.

Common stock issued
We received $2.5 million in the first six months of 2016 when our new CEO purchased 83,696 shares of our common stock.

Dividends
We paid dividends to Brink’s shareholders of $0.20 per share or $9.8 million in the first six months of 2016, similar to the prior year.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, cash flow, business requirements and other factors, as determined by the board of directors.

Reconciliation of Net Debt to U.S. GAAP Measures

	June 30,	December 31,
(In millions)	2016	2015
Debt:
Short-term debt	$77.2	32.6
Long-term debt	405.3	397.9
Total Debt	482.5	430.5

Less:
Cash and cash equivalents	169.6	181.9
Amounts held by Cash Management Services operations(a)	(9.6)	(24.2)
Cash and cash equivalents available for general corporate purposes	160.0	157.7

Net Debt	$322.5	272.8

(a)
Title to cash received and processed in certain of our secure Cash Management Services operations transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources and in our computation of Net Debt.

Net Debt is a supplemental non-GAAP financial measure that is not required by, or presented in accordance with GAAP.  We use Net Debt as a measure of our financial leverage.  We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage.  Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our consolidated balance sheets.  Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP.   Net Debt excluding cash and debt in Venezuelan operations was $330 million at June 30, 2016, and $279 million at December 31, 2015.

Net Debt increased by $50 million primarily to fund capital expenditures during the period.

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

Incremental taxes.  Of the $169.6 million of cash and cash equivalents at June 30, 2016, $149.7 million is held by subsidiaries that we consider to be permanently invested and for which we do not expect to repatriate to the U.S.  If we were to decide to repatriate this cash to the U.S., we may have to accrue and pay additional income taxes.  Given the number of foreign operations and the complexities of the tax law, it is not practical to estimate the potential tax liability, but the amount of taxes owed could be material depending on how and when the repatriation were to occur.

Venezuela.  We have $6.8 million of cash and cash equivalents denominated in Venezuelan bolivars (as remeasured at the published DICOM rate of 628 bolivars to the U.S. dollar) at June 30, 2016.  We believe that the DICOM process to convert bolivars (as described in note 1 to the consolidated financial statements) is the only method for which we could receive U.S. dollars that we need to operate our business and to repatriate earnings. The Venezuelan government has restricted conversions of bolivars into U.S. dollars in the past and may do so in the future. We did not repatriate any U.S. dollars from Venezuela in 2015 and have not done so to date in 2016.

Argentina.  At June 30, 2016, we had cash denominated in Argentine pesos of $7.0 million. The government in Argentina had previously imposed limits on the exchange of Argentine pesos into U.S. dollars. As a result, we elected in the past and may continue in the future to repatriate cash from Argentina using markets to convert Argentine pesos into U.S. dollars if U.S. dollars are not readily available. Prior to the December 2015 devaluation of the Argentine peso, we converted Argentine pesos into U.S. dollars at rates less favorable than the rates at which we translated the financial statements of our subsidiary in Argentina. However, after the December 2015 devaluation of the Argentine peso, the market rates used to convert Argentine pesos into U.S. dollars have been similar to the rates at which we translate the financial statements of our subsidiary in Argentina.

Debt
We have a $525 million unsecured revolving bank credit facility (the “Revolving Facility”) that matures in March 2020.  The Revolving Facility’s interest rate is based on LIBOR plus a margin or an alternate base rate plus a margin.  The Revolving Facility allows us to borrow or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility.  As of June 30, 2016, $339 million was available under the Revolving Facility.  Amounts outstanding under the Revolving Facility as of June 30, 2016, were denominated primarily in U.S. dollars and to a lesser extent in euros.

The margin on LIBOR borrowings under the Revolving Facility, which ranges from 1.00% to 1.70% depending on either our credit rating or leverage ratio as defined within the Revolving Facility, was 1.30% at June 30, 2016.  The margin on alternate base rate borrowings under the Revolving Facility ranges from 0.0% to 0.70%.  We also pay an annual facility fee on the Revolving Facility based on either our credit rating or the leverage ratio.  The facility fee, which ranges from 0.125% to 0.30%, was 0.20% at June 30, 2016.

We have principal of $86 million in unsecured notes issued through a 2011 private placement debt transaction (the “Notes”).  At June 30, 2016, the Notes were comprised of $36 million in series A notes with a fixed interest rate of 4.57% and $50 million in series B notes with a fixed interest rate of 5.20%.  Annual principal payments under the series A notes began in January 2015 and continue through maturity.  The series B notes are due in January 2021.

As of June 30, 2016, we had two unsecured multi-currency revolving bank credit facilities totaling $40 million, of which $31 million was available at June 30, 2016.  A $20 million facility expires in February 2017 and a $20 million facility expires in March 2019.   Interest on these facilities is based on LIBOR plus a margin.  The margin ranges from 1.0% to 2.0%.  We also have the ability to borrow from other banks, at the banks’ discretion, under short-term uncommitted agreements.  Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

In April 2016, our $25 million unsecured committed credit facility expired. Interest on this facility was based on LIBOR plus a margin, which ranged from 1.20% to 1.575%.   At the date of expiration, $25 million was available under the facility.

We have a $75 million unsecured term loan facility. Interest on this facility is based on LIBOR plus a margin of 1.75%. The facility is due in March 2022. As of June 30, 2016, the principal amount outstanding is $68 million.

We have a $40 million uncommitted letter of credit facility that expires in May 2017. As of June 30, 2016, $5 million was utilized.

In February 2016, we entered into a $24 million uncommitted credit facility that expires in February 2017. As of June 30, 2016, $22 million was outstanding and included in short-term borrowings.

We have two unsecured letter of credit facilities totaling $94 million, of which $25 million was available at June 30, 2016.  A $40 million facility expires in December 2018 and a $54 million facility expires in December 2019.  The Revolving Facility and the multi-currency revolving credit facilities are also used for issuance of letters of credit and bank guarantees.

The Revolving Facility, the Notes, the unsecured multi-currency revolving bank credit facilities, the letter of credit facilities, the uncommitted credit facility and the unsecured term loan contain certain subsidiary guarantees and various financial and other covenants. The financial covenants, among other things, limit our total indebtedness, restrict certain payments to shareholders, limit priority debt, limit asset sales, limit the use of proceeds from asset sales, provide for a maximum leverage ratio and provide for minimum coverage of interest costs. The credit agreements do not provide for the acceleration of payments should our credit rating be reduced. If we were not to comply with the terms of our various credit agreements, the repayment terms could be accelerated and the commitments could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  We were in compliance with all financial covenants at June 30, 2016.

Equity
At June 30, 2016, we had 100 million shares of common stock authorized and 49.5 million shares issued and outstanding.

U.S. Retirement Liabilities

Funded Status of U.S. Retirement Plans
	Actual	Actual	Projected
(In millions)	2015	1st Half 2016	2nd Half 2016	2017	2018	2019	2020

U.S. pension plans
Beginning funded status	$(117.8)	(123.4)	(114.3)	(107.6)	(90.5)	(72.9)	(53.6)
Net periodic pension credit(a)	18.6	8.8	8.7	18.6	18.9	19.0	19.0
Payment from Brink’s:
Primary U.S. pension plan	—	—	—	—	—	—	8.8
Other U.S. pension plan	0.3	0.3	0.3	0.9	0.6	1.3	0.7
Benefit plan experience gain	(24.5)	—	(2.3)	(2.4)	(1.9)	(1.0)	—
Ending funded status	$(123.4)	(114.3)	(107.6)	(90.5)	(72.9)	(53.6)	(25.1)

UMWA plans
Beginning funded status	$(197.2)	(205.7)	(206.7)	(207.1)	(208.5)	(210.5)	(213.2)
Net periodic postretirement credit (cost)(a)	3.5	(0.7)	(0.7)	(1.4)	(2.0)	(2.7)	(3.6)
Benefit plan experience gain	(11.7)	—	—	—	—	—	—
Other	(0.3)	(0.3)	0.3	—	—	—	—
Ending funded status	$(205.7)	(206.7)	(207.1)	(208.5)	(210.5)	(213.2)	(216.8)

Black lung and other plans
Beginning funded status	$(58.3)	(56.6)	(54.2)	(52.7)	(48.8)	(45.1)	(41.8)
Net periodic postretirement cost(a)	(2.2)	(1.2)	(1.2)	(2.0)	(1.9)	(1.8)	(1.6)
Payment from Brink’s	6.2	3.6	2.7	5.9	5.6	5.1	4.8
Other	(2.3)	—	—	—	—	—	—
Ending funded status	$(56.6)	(54.2)	(52.7)	(48.8)	(45.1)	(41.8)	(38.6)

(a)	Excludes amounts reclassified from accumulated other comprehensive income (loss).

U.S. Pension Plans
Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement.  We did not make cash contributions to the primary U.S. pension plan in 2015 or the first half of 2016.  There are approximately 15,000 beneficiaries in the plans.

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

Assumptions for U.S. Retirement Obligations
We have made various assumptions to estimate the amount of payments to be made in the future.  The most significant assumptions include:

•	Discount rates and other assumptions in effect at measurement dates (normally December 31)

•	Investment returns of plan assets

•	Addition of new participants (historically immaterial due to freezing of pension benefits and exit from coal business)

•	Mortality rates

•	Change in laws

The assumptions used to estimate our U.S. retirement obligations can be found in our Annual Report on Form 10-K for the year ended December 31, 2015.

Summary of Expenses Related to All U.S. Retirement Liabilities through 2020

This table summarizes actual and projected expense related to U.S. retirement liabilities.

	Actual	Actual	Projected
(In millions)	2015	1st Half 2016	2nd Half 2016	FY2016	2017	2018	2019	2020
U.S. pension plans	$12.6	3.5	3.9	7.4	3.3	1.9	1.5	1.2
UMWA plans	7.4	7.2	7.6	14.8	13.3	13.2	13.2	13.3
Black lung and other plans	6.7	3.3	3.5	6.8	6.1	5.3	3.3	3.0
Total	$26.7	14.0	15.0	29.0	22.7	20.4	18.0	17.5

Summary of Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants through 2020

This table summarizes actual and projected payments:

•	from Brink’s to U.S. retirement plans, and

•	from the plans to participants.

	Actual	Actual	Projected
(In millions)	2015	1st Half 2016	2nd Half 2016	FY2016	2017	2018	2019	2020
Payments from Brink’s to U.S. Plans
Primary U.S. pension plan	$—	—	—	—	—	—	—	8.8
Other U.S. pension plan	0.3	0.3	0.3	0.6	0.9	0.6	1.3	0.7
Black lung and other plans	6.2	3.6	2.7	6.3	5.9	5.6	5.1	4.8
Total	$6.5	3.9	3.0	6.9	6.8	6.2	6.4	14.3

Payments from U.S. Plans to participants
U.S. pension plans	$51.0	23.9	25.8	49.7	50.5	50.7	51.7	51.5
UMWA plans	36.0	15.1	15.8	30.9	31.2	31.1	30.8	31.7
Black lung and other plans	6.2	3.6	2.7	6.3	5.9	5.6	5.1	4.8
Total	$93.2	42.6	44.3	86.9	87.6	87.4	87.6	88.0

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of the most recent measurement date.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

Contingent Matters
See Note 11 to the consolidated financial statements for information about contingent matters at June 30, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We serve customers in more than 100 countries, including 41 countries where we operate subsidiaries.  These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates.  In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program.  Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the six months ended June 30, 2016.

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
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information
This document contains both historical and forward-looking information.  Words such as “anticipates,” “assumes,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “potential,” “believes,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, statements regarding future performance of The Brink’s Company and its global operations, including: the scope, anticipated savings, costs and other impacts of our Reorganization and Restructuring activities; 2016 revenues, organic revenue growth, projected currency impact on revenues, operating profit and operating profit margin, income from continuing operations, non-operating expense and earnings per share, adjusted EBITDA, net income, capital expenditures, capital leases and depreciation and amortization; 2016 operating profit margin in the U.S. and Mexico; the repatriation of cash from our Venezuelan and Argentinean operations; costs related to our operations in Ireland; compensation costs related to equity awards; the anticipated financial effect of pending litigation; our anticipated effective tax rate for 2016 and our tax position; realization of deferred tax assets; net income (loss) attributable to noncontrolling interests; future pension obligations; the ability to meet liquidity needs; expenses and payouts for the U.S. retirement plans and the non-U.S. pension plans and the expected long-term rate of return and funded status of the primary U.S. pension plan; expected liability for and future contributions to the UMWA plans; liability for black lung obligations; our ability to obtain U.S. dollars in Venezuela; and future impairments related to our operations in Venezuela.  Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which are difficult to quantify and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond our control, include, but are not limited to:

•	our ability to improve profitability in our largest five markets;

•	our ability to identify and execute further cost and operational improvements and efficiencies in our core businesses;

•	our ability to improve service levels and quality in our core business;

•	continuing market volatility and commodity price fluctuations and their impact on the demand for our services;

•	our ability to maintain or improve volumes at favorable pricing levels and increase cost and productivity efficiencies, particularly in the United States and Mexico;

•	investments in information technology and adjacent businesses and their impact on revenues and profit growth;

•	our ability to develop and implement solutions for our customers and gain market acceptance of those solutions;

•	our ability to maintain an effective IT infrastructure and safeguard confidential information;

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

Item 6.  Exhibits

Exhibit
Number

10.1	Inducement Restricted Stock Unit Award Agreement with Douglas A. Pertz, effective June 9, 2016.

10.2	Inducement Stock Option Award Agreement with Douglas A. Pertz, effective June 9, 2016.

31.1
Certification of Douglas A. Pertz, President and Chief Executive Officer (Principal Executive Officer) of The Brink’s Company, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Ronald J. Domanico, Executive Vice President and Chief Financial Officer (Principal Financial Officer) of The Brink’s Company, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Douglas A. Pertz, President and Chief Executive Officer (Principal Executive Officer) of The Brink’s Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Ronald J. Domanico, Executive Vice President and Chief Financial Officer (Principal Financial Officer) of The Brink’s Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2016, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Consolidated Balance Sheets at June 30, 2016, and December 31, 2015, (ii)  the Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) the Consolidated Statement of Equity for the six months ended June 30, 2016, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (vi) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

July 28, 2016	By: /s/ Ronald J. Domanico
Ronald J. Domanico
(Executive Vice President and
Chief Financial Officer)
(principal financial officer)