Form 10-Q
period 2016-09-30
BRINKS CO
filed 2016-10-26
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
Yes  ☐  No  ☒
As of October 24, 2016, 49,887,141 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements
THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets
(Unaudited)

(In millions)	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$191.5	181.9
Restricted cash	46.8	16.4
Accounts receivable, net	512.7	478.1
Prepaid expenses and other	115.1	101.3
Total current assets	866.1	777.7

Property and equipment, net	534.6	549.0
Goodwill	193.5	185.3
Other intangibles	27.3	28.5
Deferred income taxes	318.9	329.8
Other	82.1	76.4

Total assets	$2,022.5	1,946.7

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$80.5	32.6
Current maturities of long-term debt	31.6	39.8
Accounts payable	119.5	155.3
Accrued liabilities	382.2	401.2
Restricted cash held for customers	33.3	12.9
Total current liabilities	647.1	641.8

Long-term debt	380.5	358.1
Accrued pension costs	203.3	219.4
Retirement benefits other than pensions	256.3	259.2
Deferred income taxes	7.7	8.1
Other	135.6	129.5
Total liabilities	1,630.5	1,616.1

Contingent liabilities (notes 3, 4, 11 and 12)

Equity:
The Brink's Company ("Brink's") shareholders:
Common stock	49.9	48.9
Capital in excess of par value	615.3	599.6
Retained earnings	568.1	561.3
Accumulated other comprehensive loss	(859.2)	(891.9)
Brink’s shareholders	374.1	317.9

Noncontrolling interests	17.9	12.7

Total equity	392.0	330.6

Total liabilities and equity	$2,022.5	1,946.7
See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for per share amounts)	2016	2015	2016	2015

Revenues	$755.8	759.2	$2,217.1	2,295.6

Costs and expenses:
Cost of revenues	602.4	616.4	1,803.9	1,866.4
Selling, general and administrative expenses	103.9	111.1	320.9	343.4
Total costs and expenses	706.3	727.5	2,124.8	2,209.8
Other operating income (expense)	0.5	(6.4)	(6.4)	(62.2)

Operating profit	50.0	25.3	85.9	23.6

Interest expense	(5.1)	(4.8)	(14.9)	(14.4)
Interest and other income	0.5	0.9	1.2	1.7
Income from continuing operations before tax	45.4	21.4	72.2	10.9
Provision for income taxes	19.5	14.1	43.4	37.2

Income (loss) from continuing operations	25.9	7.3	28.8	(26.3)

Loss from discontinued operations, net of tax	—	(0.1)	—	(2.4)

Net income (loss)	25.9	7.2	28.8	(28.7)
Less net income (loss) attributable to noncontrolling interests	1.4	(0.4)	7.1	(20.4)

Net income (loss) attributable to Brink’s	24.5	7.6	21.7	(8.3)

Amounts attributable to Brink’s
Continuing operations	24.5	7.7	21.7	(5.9)
Discontinued operations	—	(0.1)	—	(2.4)

Net income (loss) attributable to Brink’s	$24.5	7.6	$21.7	(8.3)

Income (loss) per share attributable to Brink’s common shareholders(a):
Basic:
Continuing operations	$0.49	0.16	$0.44	(0.12)
Discontinued operations	—	—	—	(0.05)
Net income (loss)	$0.49	0.16	$0.44	(0.17)

Diluted:
Continuing operations	$0.48	0.16	$0.43	(0.12)
Discontinued operations	—	—	—	(0.05)
Net income (loss)	$0.48	0.15	$0.43	(0.17)

Weighted-average shares
Basic	50.1	49.4	49.8	49.3
Diluted	50.7	49.9	50.4	49.3

Cash dividends paid per common share	$0.10	0.10	$0.30	0.30
(a)   Amounts may not add due to rounding.
See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015

Net income (loss)	$25.9	7.2	$28.8	(28.7)

Benefit plan adjustments:
Benefit plan experience gains	12.4	14.0	36.7	41.6
Benefit plan prior service cost	(0.5)	(0.4)	(1.5)	(3.9)
Deferred profit sharing	—	(0.1)	—	0.1
Total benefit plan adjustments	11.9	13.5	35.2	37.8

Foreign currency translation adjustments	(3.0)	(39.8)	11.3	(83.3)
Unrealized net losses on available-for-sale securities	—	(0.4)	—	(0.5)
Gains (losses) on cash flow hedges	0.2	(0.4)	(0.2)	—
Other comprehensive income (loss) before tax	9.1	(27.1)	46.3	(46.0)
Provision for income taxes	4.1	4.5	12.1	13.0

Other comprehensive income (loss)	5.0	(31.6)	34.2	(59.0)

Comprehensive income (loss)	30.9	(24.4)	63.0	(87.7)
Less comprehensive income (loss) attributable to noncontrolling interests	1.9	(2.7)	8.6	(23.6)

Comprehensive income (loss) attributable to Brink's	$29.0	(21.7)	$54.4	(64.1)
See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statement of Equity

Nine Months ended September 30, 2016
(Unaudited)

	Attributable to Brink’s
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Attributable to Noncontrolling Interests	Total

Balance as of December 31, 2015	48.9	$48.9	599.6	561.3	(891.9)	12.7	330.6

Net income	—	—	—	21.7	—	7.1	28.8
Other comprehensive income	—	—	—	—	32.7	1.5	34.2
Common stock issued	0.1	0.1	2.9	—	—	—	3.0
Dividends to:
Brink’s common shareholders ($0.30 per share)	—	—	—	(14.8)	—	—	(14.8)
Noncontrolling interests	—	—	—	—	—	(3.4)	(3.4)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	6.7	—	—	—	6.7
Consideration from exercise of stock options	0.4	0.4	10.5	—	—	—	10.9
Other share-based benefit programs	0.5	0.5	(4.4)	(0.1)	—	—	(4.0)

Balance as of September 30, 2016	49.9	$49.9	615.3	568.1	(859.2)	17.9	392.0
See accompanying notes to consolidated financial statements

THE BRINK’S COMPANY
and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2016	2015
Cash flows from operating activities:
Net income (loss)	$28.8	(28.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	2.4
Depreciation and amortization	97.5	106.3
Share-based compensation expense	6.7	11.0
Deferred income taxes	(2.7)	(6.7)
Gains and losses:
Marketable securities	(0.5)	(0.3)
Property and other assets	1.2	(0.6)
Business acquisitions and dispositions	(0.1)	—
Venezuela impairment	—	35.3
Other impairment losses	5.7	1.5
Retirement benefit funding (more) less than expense:
Pension	10.2	6.3
Other than pension	9.5	7.2
Remeasurement losses due to Venezuela currency devaluation	4.7	18.1
Other operating	1.3	3.3
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and income taxes receivable	(59.2)	(58.9)
Accounts payable, income taxes payable and accrued liabilities	(23.7)	1.0
Customer obligations	(14.9)	5.1
Prepaid and other current assets	(4.7)	(8.3)
Other	(2.8)	(1.2)
Discontinued operations	—	(2.0)
Net cash provided by operating activities	57.0	90.8
Cash flows from investing activities:
Capital expenditures	(72.4)	(61.2)
Marketable securities:
Purchases	(8.9)	(19.0)
Sales	8.8	13.3
Cash proceeds from sale of property, equipment and investments	4.4	0.8
Other	(0.8)	0.4
Discontinued operations	—	1.9
Net cash used by investing activities	(68.9)	(63.8)
Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term debt	39.9	(1.2)
Long-term revolving credit facilities:
Borrowings	406.9	407.2
Repayments	(381.9)	(436.5)
Other long-term debt:
Borrowings	1.2	82.4
Repayments	(31.8)	(33.3)
Debt financing costs	—	(2.0)
Common stock issued	3.0	—
Dividends to:
Shareholders of Brink’s	(14.8)	(14.6)
Noncontrolling interests in subsidiaries	(3.4)	(5.1)
Proceeds from exercise of stock options	10.9	3.7
Minimum tax withholdings associated with share-based compensation	(5.2)	(1.7)
Other	1.8	0.7
Net cash provided (used) by financing activities	26.6	(0.4)
Effect of exchange rate changes on cash	(5.1)	(26.7)
Cash and cash equivalents:
Increase (decrease)	9.6	(0.1)
Balance at beginning of period	181.9	176.2
Balance at end of period	$191.5	176.1
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

Remeasurement rates during 2015. In March 2014, the government initiated an exchange mechanism known as SICAD II with conversions subject to specific eligibility requirements.  Transactions were reported in a range of 49 to 52 bolivars to the U.S. dollar.  From March 2014 through December 31, 2014, we received approval to obtain a total of $1.2 million (at a weighted average exchange rate of 51 bolivars to the dollar) through the SICAD II mechanism. Through February 11, 2015, we used the SICAD II rates to remeasure our bolivar-denominated monetary assets and liabilities into U.S. dollars and to translate our revenue and expenses.  Effective February 12, 2015, the government replaced the SICAD II process with a new process, known locally as SIMADI and we began to use the SIMADI rate to remeasure bolivar-denominated monetary assets and liabilities and to translate our revenue and expenses. As a result, we recognized an $18.1 million net remeasurement loss in the first nine months of 2015. The after-tax effect of this loss attributable to noncontrolling interests was $5.7 million for the first nine months of 2015. The SIMADI rates published from mid-February 2015 through the end of 2015 ranged from 170 to 200 bolivars to the U.S. dollar. We received only minimal U.S. dollars through this exchange mechanism.

Remeasurement rates during 2016.   In the first quarter of 2016, the Venezuelan government announced that they would replace the SIMADI exchange mechanism with the DICOM exchange mechanism and would allow the DICOM exchange mechanism rate to float freely. At March 31, 2016, the DICOM rate was approximately 273 bolivars to the dollar. Since March 31, 2016, the rate has declined 59% to close at approximately 659 bolivars to the dollar at September 30, 2016. We have received only minimal U.S. dollars through this exchange mechanism. We recognized a $4.7 million pretax remeasurement loss in the first nine months of 2016.  However, the after-tax effect in the current period attributable to noncontrolling interest was income of $2.7 million.

Items related to our Venezuelan operations are as follows:

•	Our investment in our Venezuelan operations on an equity-method basis was $20.6 million at September 30, 2016 and $26.0 million at December 31, 2015.

•	Our Venezuelan operations had net payables to other Brink's affiliates of $9.3 million at September 30, 2016 and $18.7 million at December 31, 2015.

•	Our Venezuelan operations had net non-monetary assets of $16.7 million at September 30, 2016 and $13.5 million at December 31, 2015.

•
Our bolivar-denominated net monetary net assets were $2.4 million (including $5.8 million of cash and cash equivalents) at September 30, 2016 and $9.5 million (including $6.2 million of cash and cash equivalents) at December 31, 2015.

•	Accumulated other comprehensive losses attributable to Brink’s shareholders related to our Venezuelan operations were $112.5 million at September 30, 2016 and $113.0 million at December 31, 2015.

Impairment of Long-lived Assets in Venezuela
During the second quarter of 2015, Brink's elected to evaluate and pursue strategic options for the Venezuelan business, which required us to perform an impairment review of the carrying values of our Venezuelan long-lived assets in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 360, Property, Plant and Equipment. Our asset impairment analysis included management's best estimate of associated cash flows relating to the long-lived assets and included fair value assumptions that reflect conditions that exist in a volatile economic environment. Future events or actions relative to our Venezuelan business may result in further adjustments.

As a result of our impairment analysis, we recognized a $34.5 million impairment charge in the second quarter of 2015. We recognized an additional $0.8 million in impairment charges in the third quarter of 2015. The current carrying value of the long-lived assets of our Venezuelan operations is $9.7 million at September 30, 2016.  We have not reclassified any of the $112.5 million of accumulated other comprehensive losses attributable to Brink’s shareholders related to Brink’s Venezuela into earnings.

Ireland
Due to management's decision in the first quarter of 2016 to exit the Republic of Ireland, the prospective impacts of shutting down this operation are included in items not allocated to segments and are excluded from the operating segments effective March 1, 2016. This activity is also excluded from the consolidated non-GAAP results. Beginning May 1, 2016, due to management's decision to also exit Northern Ireland, the results of shutting down these operations are treated similarly to the Republic of Ireland. Revenues from both Ireland operations to be shut down in 2016 were approximately $20 million in 2015. In the first nine months of 2016, charges excluded from non-GAAP results include $4.8 million in severance costs, $2.0 million in property impairment charges, lease restructuring charges of $0.5 million and an additional $5.3 million in operating and other exit costs. International shipments to and from Ireland will continue to be provided through Brink’s Global Services ("BGS").

Restricted Cash
In France, we offer services to certain of our customers where we manage some or all of their cash supply chains. In connection with this offering, we take temporary title to certain customers' cash, which is included as restricted cash in our financial statements due to customer agreement or regulation (see Note 10). During the second quarter of 2016, we identified a misclassification in our December 31, 2015 consolidated balance sheet included in our 2015 Annual Report on Form 10-K. This misclassification, which was corrected on our December 31, 2015 condensed consolidated balance sheet included on our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, decreased our December 31, 2015 cash and cash equivalents balance and increased restricted cash by $16.4 million, increased restricted cash held for customers and decreased accrued liabilities by $12.9 million, increased short term borrowings and decreased current maturities of long-term debt by $3.5 million. This misclassification had no impact on our December 31, 2015 current assets and current liabilities and it did not impact our consolidated statement of operations, but impacts the December 31, 2015 consolidated statement of cash flows by reducing net cash provided by operating activities from $208.8 million to $195.9 million and increasing net cash used by financing activities from $49.0 million to $52.5 million. Neither of these changes affect comparability to the previous period. Accordingly, we do not consider this correction to be material to our consolidated balance sheet or statement of cash flows.

Argentina
We use the official exchange rate to translate the Brink's Argentina balance sheet and income statement. At September 30, 2016, the official exchange rate was approximately 15.4 Argentine pesos to the U.S. dollar.

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

In the first nine months of 2016, we recognized $0.1 million in losses from converting Argentine pesos into U.S. dollars. In the third quarter of 2015 and in the first nine months of 2015, we recognized $2.3 million in losses from converting Argentine pesos into U.S. dollars. These conversion losses are classified in the income statement as other operating income (expense). At September 30, 2016, we had cash denominated in Argentine pesos of $11.2 million.

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

We have nine operating segments:

•	Each of the five countries within Largest 5 Markets (U.S., France, Mexico, Brazil and Canada)

•	Each of the three regions within Global Markets (Latin America, EMEA and Asia)

•	Payment Services

The following table summarizes our revenues and operating profit for each of our reportable segments:

	Revenues		Operating Profit
	Three Months Ended September 30,		Three Months Ended September 30,
(In millions)	2016	2015	2016	2015
Reportable Segments:
U.S.	$184.2	182.6	$2.2	1.4
France	108.9	110.8	12.7	13.7
Mexico	71.0	80.4	3.1	3.4
Brazil	76.4	63.6	11.1	3.7
Canada	38.7	37.9	2.4	3.6
Largest 5 Markets	479.2	475.3	31.5	25.8
Latin America	90.3	91.7	22.9	17.6
EMEA	99.4	111.5	11.5	9.4
Asia	42.9	39.7	7.6	7.1
Global Markets	232.6	242.9	42.0	34.1
Payment Services	23.1	21.7	1.1	(2.0)
Total reportable segments	734.9	739.9	74.6	57.9

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	—	—	(12.9)	(15.5)
Foreign currency transaction losses	—	—	(0.2)	(5.1)
Reconciliation of segment policies to GAAP	—	—	(0.8)	(0.3)
Other items not allocated to segments:
Venezuela operations	20.4	19.3	1.7	(0.8)
Reorganization and Restructuring	—	—	(2.3)	(2.9)
U.S. and Mexican retirement plans	—	—	(7.9)	(8.0)
Acquisitions and dispositions	0.5	—	(2.2)	—
Total	$755.8	759.2	$50.0	25.3

	Revenues		Operating Profit
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Reportable Segments:
U.S.	$545.5	550.3	$(1.5)	16.1
France	321.6	323.9	27.3	24.5
Mexico	223.2	251.2	9.4	15.8
Brazil	203.3	205.1	19.7	11.9
Canada	112.8	116.3	5.6	7.7
Largest 5 Markets	1,406.4	1,446.8	60.5	76.0
Latin America	254.5	273.7	61.2	53.3
EMEA	291.0	339.5	28.3	26.7
Asia	123.4	117.0	21.0	19.5
Global Markets	668.9	730.2	110.5	99.5
Payment Services	65.0	66.6	(0.9)	(5.2)
Total reportable segments	2,140.3	2,243.6	170.1	170.3

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	—	—	(46.6)	(58.4)
Foreign currency transaction gains (losses)	—	—	2.5	(8.8)
Reconciliation of segment policies to GAAP	—	—	3.7	5.1
Other items not allocated to segments:
Venezuela operations	74.0	52.0	4.4	(57.8)
Reorganization and Restructuring	—	—	(10.4)	(3.2)
U.S. and Mexican retirement plans	—	—	(23.3)	(23.9)
Acquisitions and dispositions	2.8	—	(14.5)	0.3
Total	$2,217.1	2,295.6	$85.9	23.6
See "Other Items Not Allocated to Segment" on pages 33–34 to the consolidated financial statements for explanations of each of the other items not allocated to segments.

Note 3 - Retirement benefits

Pension plans

We have various defined-benefit pension plans covering eligible current and former employees.  Benefits under most plans are based on salary and years of service.

The components of net periodic pension cost for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2016	2015	2016	2015	2016	2015

Three months ended September 30,

Service cost	$—	—	2.6	2.6	2.6	2.6
Interest cost on projected benefit obligation	9.3	9.0	3.0	2.9	12.3	11.9
Return on assets – expected	(13.7)	(13.6)	(2.4)	(2.4)	(16.1)	(16.0)
Amortization of losses	6.4	7.7	1.2	1.1	7.6	8.8
Settlement loss	—	—	0.4	1.5	0.4	1.5
Net periodic pension cost	$2.0	3.1	4.8	5.7	6.8	8.8

Nine months ended September 30,

Service cost	$—	—	8.1	8.1	8.1	8.1
Interest cost on projected benefit obligation	27.8	27.0	9.5	9.1	37.3	36.1
Return on assets – expected	(41.0)	(40.9)	(7.2)	(7.2)	(48.2)	(48.1)
Amortization of losses	18.7	23.2	3.6	3.6	22.3	26.8
Amortization of prior service cost	—	—	0.2	0.2	0.2	0.2
Settlement loss	—	—	1.8	4.9	1.8	4.9
Net periodic pension cost	$5.5	9.3	16.0	18.7	21.5	28.0

Included in:
Continuing operations	$5.5	9.3	16.0	17.6	21.5	26.9
Discontinued operations	—	—	—	1.1	—	1.1
Net periodic pension cost	$5.5	9.3	16.0	18.7	21.5	28.0
We did not make cash contributions to the primary U.S. pension plan in 2015 or the first nine months of 2016.  Based on current assumptions, as described in our Annual Report on Form 10-K for the year ended December 31, 2015, we do not expect to make any additional contributions to the primary U.S. pension plan until 2020.

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

The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

	UMWA Plans		Black Lung and Other Plans		Total
(In millions)	2016	2015	2016	2015	2016	2015

Three months ended September 30,

Interest cost on accumulated postretirement benefit obligations	$4.7	4.2	0.7	0.7	5.4	4.9
Return on assets – expected	(4.4)	(5.1)	—	—	(4.4)	(5.1)
Amortization of losses	4.7	3.7	0.6	0.8	5.3	4.5
Amortization of prior service (credit) cost	(1.2)	(1.1)	0.4	0.5	(0.8)	(0.6)
Net periodic postretirement cost	$3.8	1.7	1.7	2.0	5.5	3.7

Nine months ended September 30,

Service cost	$—	—	—	0.1	—	0.1
Interest cost on accumulated postretirement benefit obligations	14.1	12.9	2.0	2.1	16.1	15.0
Return on assets – expected	(13.1)	(15.4)	—	—	(13.1)	(15.4)
Amortization of losses	13.5	11.7	1.8	2.3	15.3	14.0
Amortization of prior service (credit) cost	(3.5)	(3.4)	1.3	1.4	(2.2)	(2.0)
Net periodic postretirement cost	$11.0	5.8	5.1	5.9	16.1	11.7

Note 4 - Income taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Continuing operations
Provision for income taxes (in millions)	$19.5	14.1	$43.4	37.2
Effective tax rate	43.0%	65.9%	60.1%	341.3%

2016 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first nine months of 2016 was greater than the 35% U.S. statutory tax rate primarily due to the significant losses related to operations in the Republic of Ireland, for which no tax benefit can be recorded, and the nondeductible expenses resulting from the currency devaluation in Venezuela in the first nine months.

Excluding those items, our effective tax rate on continuing operations in the first nine months of 2016 is 48%.  The rate is higher than 35% primarily due to book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on undistributed earnings and the characterization of a French business tax as an income tax, partially offset by the geographical mix of earnings and a French income tax credit.

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

Note 5 - Accumulated other comprehensive income (loss)

Other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive loss into earnings, was as follows:

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Three months ended September 30, 2016

Amounts attributable to Brink's:
Benefit plan adjustments	$(0.7)	0.1	12.5	(4.1)	7.8
Foreign currency translation adjustments	(3.4)	—	—	—	(3.4)
Gains (losses) on cash flow hedges	0.1	—	0.1	(0.1)	0.1
	(4.0)	0.1	12.6	(4.2)	4.5

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	—	—	0.1	—	0.1
Foreign currency translation adjustments	0.4	—	—	—	0.4
	0.4	—	0.1	—	0.5

Total
Benefit plan adjustments(a)	(0.7)	0.1	12.6	(4.1)	7.9
Foreign currency translation adjustments	(3.0)	—	—	—	(3.0)
Gains (losses) on cash flow hedges(c)	0.1	—	0.1	(0.1)	0.1
	$(3.6)	0.1	12.7	(4.2)	5.0

Three months ended September 30, 2015

Amounts attributable to Brink's:
Benefit plan adjustments	$(1.1)	0.2	14.4	(4.9)	8.6
Foreign currency translation adjustments	(37.3)	—	—	—	(37.3)
Unrealized losses on available-for-sale securities	(0.2)	0.1	(0.2)	0.1	(0.2)
Gains (losses) on cash flow hedges	1.8	—	(2.2)	—	(0.4)
	(36.8)	0.3	12.0	(4.8)	(29.3)

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	—	—	0.2	—	0.2
Foreign currency translation adjustments	(2.5)	—	—	—	(2.5)
	(2.5)	—	0.2	—	(2.3)

Total
Benefit plan adjustments(a)	(1.1)	0.2	14.6	(4.9)	8.8
Foreign currency translation adjustments	(39.8)	—	—	—	(39.8)
Unrealized losses on available-for-sale securities(b)	(0.2)	0.1	(0.2)	0.1	(0.2)
Gains (losses) on cash flow hedges(c)	1.8	—	(2.2)	—	(0.4)
	$(39.3)	0.3	12.2	(4.8)	(31.6)

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Nine months ended September 30, 2016

Amounts attributable to Brink's:
Benefit plan adjustments	$(2.6)	0.6	37.4	(12.8)	22.6
Foreign currency translation adjustments	10.2	—	—	—	10.2
Unrealized gains (losses) on available-for-sale securities	0.5	(0.2)	(0.5)	0.2	—
Gains (losses) on cash flow hedges	(2.1)	0.5	1.9	(0.4)	(0.1)
	6.0	0.9	38.8	(13.0)	32.7

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	—	—	0.4	—	0.4
Foreign currency translation adjustments	1.1	—	—	—	1.1
	1.1	—	0.4	—	1.5

Total
Benefit plan adjustments(a)	(2.6)	0.6	37.8	(12.8)	23.0
Foreign currency translation adjustments	11.3	—	—	—	11.3
Unrealized gains (losses) on available-for-sale securities(b)	0.5	(0.2)	(0.5)	0.2	—
Gains (losses) on cash flow hedges(c)	(2.1)	0.5	1.9	(0.4)	(0.1)
	$7.1	0.9	39.2	(13.0)	34.2

Nine months ended September 30, 2015

Amounts attributable to Brink's:
Benefit plan adjustments	$(6.8)	1.7	44.2	(14.9)	24.2
Foreign currency translation adjustments	(79.7)	—	—	—	(79.7)
Unrealized losses on available-for-sale securities	(0.2)	0.1	(0.3)	0.1	(0.3)
Gains (losses) on cash flow hedges	3.7	—	(3.7)	—	—
	(83.0)	1.8	40.2	(14.8)	(55.8)

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	—	—	0.4	—	0.4
Foreign currency translation adjustments	(3.6)	—	—	—	(3.6)
	(3.6)	—	0.4	—	(3.2)

Total
Benefit plan adjustments(a)	(6.8)	1.7	44.6	(14.9)	24.6
Foreign currency translation adjustments	(83.3)	—	—	—	(83.3)
Unrealized losses on available-for-sale securities(b)	(0.2)	0.1	(0.3)	0.1	(0.3)
Gains (losses) on cash flow hedges(c)	3.7	—	(3.7)	—	—
	$(86.6)	1.8	40.6	(14.8)	(59.0)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Total net periodic retirement benefit cost included in:
Cost of revenues	$10.1	9.0	31.0	27.7
Selling, general and administrative expenses	2.2	3.5	6.6	10.9

(b)
Gains and losses on sales of available-for-sale securities are reclassified from accumulated other comprehensive loss to the income statement when the gains or losses are realized.  Pretax amounts are classified in the income statement as interest and other income (expense).

(c)	Pretax gains and losses on cash flow hedges are classified in the income statement as:

•
other operating income (expense) ($0.1 million of gains in the three months ended September 30, 2016 and $2.2 million of gains in the three months ended September 30, 2015; as well as $1.3 million of losses in the nine months ended September 30, 2016 and $4.1 million of gains in the nine months ended September 30, 2015)

•
interest and other income (expense) (no gains or losses in the three months ended September 30, 2016 and $0.1 million of losses in the three months ended September 30, 2015; as well as $0.2 million of losses in the nine months ended September 30, 2016 and $0.4 million of losses in the nine months ended September 30, 2015).

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

(In millions)	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2015	$(570.5)	(322.6)	1.1	0.1	(891.9)
Other comprehensive income (loss) before reclassifications	(2.0)	10.2	0.3	(1.6)	6.9
Amounts reclassified from accumulated other comprehensive loss	24.6	—	(0.3)	1.5	25.8
Other comprehensive income (loss) attributable to Brink's	22.6	10.2	—	(0.1)	32.7
Balance as of September 30, 2016	$(547.9)	(312.4)	1.1	—	(859.2)

Note 6 - Fair value of financial instruments

Fixed-Rate Debt
The fair value and carrying value of our fixed-rate debt are as follows:

(In millions)	September 30, 2016	December 31, 2015

Unsecured notes issued in a private placement
Carrying value	$85.7	92.9
Fair value	88.8	95.7

The fair value estimate of our unsecured private-placement notes is based on the present value of future cash flows, discounted at rates for similar instruments at the respective measurement dates, which we have categorized as a Level 3 valuation.

There were no transfers in or out of any of the levels of the valuation hierarchy in the first nine months of 2016.

Other Financial Instruments
Other financial instruments include cash and cash equivalents, accounts receivable, floating rate debt, accounts payable and accrued liabilities.  The financial statement carrying amounts of these items approximate the fair value.

We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At September 30, 2016, the notional value of our shorter term outstanding foreign currency forward and swap contracts was $51.9 million, with average maturities of approximately one month.  These shorter term foreign currency forward and swap contracts primarily offset exposures in the British pound and the Mexican peso and are not designated as hedges for accounting purposes. The fair values of these currency contracts are determined using Level 2 valuation techniques and are based on the present value of net future cash payments and receipts.  At September 30, 2016, the fair value of these shorter term foreign currency contracts was not significant.

In 2013, we entered into a longer term cross-currency swap to hedge against the change in value of a long-term intercompany loan denominated in Brazilian real.  This longer term contract is designated as a cash flow hedge for accounting purposes. At September 30, 2016, the notional value of this contract was $9.5 million with a weighted average maturity of 0.7 years. The fair value of the cross-currency swap is determined using Level 2 valuation techniques and is based on the present value of net future cash payments and receipts.  At September 30, 2016, the fair value of this longer term contract was a net asset of $3.8 million, of which $2.4 million is included in prepaid expenses and other and $1.4 million is included in other assets on the consolidated balance sheet.

In the first quarter of 2016, we entered into two interest rate swaps with a total notional value of $40 million. These swaps were entered into to hedge cash flow risk associated with changes in variable interest rates and are designated as cash flow hedges for accounting purposes. At September 30, 2016, the fair value of these swaps was a net liability of $0.5 million. The fair values of these interest rate swaps are determined using Level 2 valuation techniques and are based on the present value of net future cash payments and receipts.

There were no transfers in or out of any of the levels of the valuation hierarchy in the first nine months of 2016.

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

Outstanding awards at September 30, 2016 include performance share units, market share units, restricted stock units, deferred stock units and stock options.

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

Compensation expense is classified as selling, general and administrative expenses in the consolidated statements of operations. Compensation expenses for the share-based awards were as follows:

	Compensation Expense		Compensation Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015

Performance Share Units	$0.6	1.6	2.9	6.1
Market Share Units	(0.2)	0.2	—	2.1
Restricted Stock Units	0.9	0.6	2.9	2.5
Deferred Stock Units	0.3	0.1	0.6	0.3
Stock Options	0.2	—	0.3	—
Share-based payment expense	1.8	2.5	6.7	11.0
Income tax benefit	(0.6)	(0.8)	(2.3)	(3.7)
Share-based payment expense, net of tax	$1.2	1.7	4.4	7.3
Stock Options
In 2016, we granted performance-based stock options. In addition to a service condition, these awards also contain a performance condition as well as a market condition. We measure the fair value of these options at the grant date using a Monte Carlo simulation model.

The following table summarizes performance-based stock option activity during the first nine months of 2016:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2015	—	$—
Granted	580.9	6.01
Forfeited	—	—
Exercised	—	—
Outstanding balance as of September 30, 2016	580.9	$6.01

Restricted Stock Units (“RSUs”)
We granted RSUs that contain only a service condition. We measure the fair value of RSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period.

The following table summarizes RSU activity during the first nine months of 2016:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2015	273.0	$26.16
Granted	205.6	28.76
Forfeited	(45.2)	26.86
Vested	(109.0)	26.49
Nonvested balance as of September 30, 2016	324.4	$27.60
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

The following table summarizes all PSU activity during the first nine months of 2016:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2015	503.4	$25.93
Granted	375.0	29.18
Forfeited	(103.7)	28.78
Vested(a)	(162.9)	23.73
Nonvested balance as of September 30, 2016	611.8	$28.03

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

The following table summarizes all MSU activity during the first nine months of 2016:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2015	258.8	$27.40
Granted	—	—
Forfeited	(32.8)	29.30
Vested(a)	(84.3)	27.30
Nonvested balance as of September 30, 2016	141.7	$27.02

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

DSUs granted prior to 2015, in general, will be paid out in shares of stock following separation from service.

The following table summarizes all DSU activity during the first nine months of 2016:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2015	21.4	$32.79
Granted	29.7	29.41
Forfeited	—	—
Vested	(21.4)	31.72
Nonvested balance as of September 30, 2016	29.7	$29.41

Note 8 - Shares used to calculate earnings per share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015

Weighted-average shares:
Basic(a)	50.1	49.4	49.8	49.3
Effect of dilutive stock awards and options	0.6	0.5	0.6	—
Diluted	50.7	49.9	50.4	49.3

Antidilutive stock awards and options excluded from denominator	—	0.3	0.2	1.5

(a)
We have deferred compensation plans for directors and certain of our employees.  For participants electing to defer compensation into common stock units, amounts owed to participants will be paid out in shares of Brink's common stock.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average units credited to employees and directors under the deferred compensation plans.  Accordingly, included in basic shares are 0.5 million in the three months and 0.5 million in the nine months ended September 30, 2016, and 0.5 million in the three months and 0.5 million in the nine months ended September 30, 2015.

Note 9 - Loss from discontinued operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Loss from operations(a)(b)	$—	—	$—	(2.4)
Loss on sale(a)	—	—	—	(0.8)
Adjustments to contingencies of former operations(c):
Other	(0.2)	(0.3)	(0.1)	(0.4)
Income (loss) from discontinued operations before income taxes	(0.2)	(0.3)	(0.1)	(3.6)
Provision (benefit) for income taxes	(0.2)	(0.2)	(0.1)	(1.2)
Income (loss) from discontinued operations, net of tax	$—	(0.1)	$—	(2.4)

(a)	Discontinued operations include gains and losses related to businesses that we recently sold. No interest expense was included in discontinued operations in the first nine months of 2015.

(b)	The loss from operations in the first nine months of 2015 included $1.0 million in pension settlement charges related to the Mexican parcel delivery service sold in February 2015.

(c)	Primarily related to former businesses previously exited.

Operations sold classified as discontinued operations:

•	In February 2015, we sold a small Mexican parcel delivery business which met the criteria for classification as a discontinued operation as of December 31, 2014.

Other divestitures not classified as discontinued operations:

•	We sold an Irish guarding operation in November 2015.

•
We sold our 70% ownership interest in a Russian cash management business in November 2015 and recognized a $5.9 million loss on the disposition in the fourth quarter of 2015. A significant part of the loss ($5.0 million) represented the reclassification of foreign currency adjustments from accumulated other comprehensive loss into earnings.

Revenues and income (loss) from operations before tax were not significant for the Irish guarding business or the Russian cash management business.

Note 10 - Supplemental cash flow information

	Nine Months Ended September 30,
(In millions)	2016	2015
Cash paid for:
Interest	15.8	15.3
Income taxes, net	55.3	34.8

Argentina Debt Security Transactions
We have elected in the past and could continue in the future to repatriate cash from Brink’s Argentina using different means to convert Argentine pesos into U.S. dollars. In the first nine months of 2016, cash outflows from the purchase of debt securities totaled $2.1 million and cash inflows from the sale of these securities totaled $2.0 million. In the first nine months of 2015, cash outflows from the purchase of these securities totaled $6.9 million and cash inflows from the sale of these securities totaled $4.6 million. The net cash flows from these transactions are treated as operating cash flows as the debt securities are purchased specifically for resale and are generally sold within a short period of time from the date of purchase.

Non-cash Investing and Financing Activities
We acquired $18.9 million in armored vehicles and other equipment under capital lease arrangements in the first nine months of 2016 compared to $8.5 million in armored vehicles and point of sale equipment acquired under capital lease arrangements in the first nine months of 2015.

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

At September 30, 2016, we held $46.8 million of restricted cash ($13.5 million represented short-term borrowings and $33.3 million represented restricted cash held for customers). At December 31, 2015, we held $16.4 million of restricted cash ($3.5 million represented short-term borrowings and $12.9 million represented restricted cash held for customers).

Note 11 - Contingent matters

On June 19, 2008, a lawsuit captioned Del Valle Gurria S.C. v. Servicio Pan Americano de Protección, S.A. de C.V. was filed with the Twenty-third Civil Judge in the Federal District in Mexico (the “Court”) against Servicio Pan American de Proteccion, S.A. de C.V. (SERPAPROSA), the Mexico subsidiary that we acquired in November 2010. The plaintiff claims it is owed legal fees and corresponding value-added tax (VAT), interest and expenses related to its legal representation of SERPAPROSA in connection with tax audits covering the 1991, 1992 and 1994 fiscal years.  On October 28, 2010, the Court issued a decision in favor of SERPAPROSA in part and the plaintiff in part, ordering SERPAPROSA to pay the plaintiff less than $1 million for its previous representation of SERPAPROSA. Between November 2010 and October 2013, the judgment was subject to multiple appeals by both parties to the Fifth Civil Court of Appeal of the Federal District in Mexico (the “Fifth Civil Court of Appeal”) and to the First Civil Collegiate Tribunal of the First Circuit in Mexico (the “First Civil Collegiate Tribunal”), and was remanded twice to the Court for determination of the fees to be paid to the plaintiff. On December 6, 2013, the Fifth Civil Court of Appeal issued a decision in favor of the plaintiff, modifying the lower court’s ruling and ordering SERPAPROSA to pay the plaintiff approximately $7 million plus VAT and interest for its previous representation of SERPAPROSA. SERPAPROSA filed a constitutional injunction on January 20, 2014 with the First Civil Collegiate Tribunal. The appeal was granted in favor of SERPAPROSA on September 17, 2014, ordering SERPAPROSA to pay approximately $2 million plus VAT and interest. The plaintiff filed an appeal on October 7, 2014, with the Mexico Supreme Court, which was rejected by the court on October 22, 2014. The plaintiff filed two subsequent actions appealing the Supreme Court’s October 22, 2014 decision, one before the First Appellate Court in Civil Matters of the First Circuit (the “Appellate Court”) and one with the Mexico Supreme Court. The action filed before the Appellate Court was rejected on February 16, 2015. The action filed with the Mexico Supreme Court was rejected on October 15, 2016.

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

Note 12 - Reorganization and Restructuring

2015 Reorganization and Restructuring
Brink's initiated a global restructuring of its business in the third quarter of 2015 and recognized $11.6 million in related 2015 costs. We recognized an additional $5.3 million in costs in the first nine months of 2016 related to employee severance, contract terminations, and lease terminations associated with the restructuring. The 2015 Reorganization and Restructuring is expected to reduce the global workforce by approximately 1,100 positions and is projected to result in $20 to $25 million in 2016 cost savings. At September 30, 2016, the actions under this program were substantially completed, with cumulative pretax charges of approximately $17 million.

The following table summarizes the costs incurred, payments and utilization, and foreign currency exchange effects of the 2015 Reorganization and Restructuring:

(In millions)	Severance Costs	Contract Terminations	Lease Terminations	Total
Balance as of January 1, 2016	$6.3	—	—	6.3
Expense	3.0	0.8	1.5	5.3
Payments and utilization	(7.5)	(0.2)	(1.2)	(8.9)
Foreign currency exchange effects	0.1	—	—	0.1
Balance as of September 30, 2016	$1.9	0.6	0.3	2.8

Executive Leadership and Board of Directors Restructuring
In the fourth quarter of 2015, we recognized $1.8 million in costs related to the restructuring of executive leadership and Board of Directors, which was announced in January 2016. We also recognized an additional $4.3 million in charges, primarily severance costs, in the first nine months of 2016. At September 30, 2016, $1.4 million was recorded in accrued liabilities related to these restructuring actions, which include the departure of our former CFO in September 2016, our former CEO in May 2016 and the retirement of two Board members in January 2016.

2014 Reorganization and Restructuring
In the fourth quarter of 2014, we announced a reorganization and restructuring of Brink’s global organization to accelerate the execution of our strategy by reducing costs and providing for a more streamlined and centralized organization. As part of this program, we reduced our total workforce by approximately 1,700 positions. The restructuring saved annual direct costs of approximately $50 million in 2015 compared to 2014, excluding charges for severance, lease termination and accelerated depreciation. We recorded total pretax charges of $21.8 million in 2014 and an additional $1.2 million of pretax charges in the first nine months of 2015 related to the 2014 Reorganization and Restructuring. The actions under this program were substantially completed by the end of 2015 with cumulative pretax charges of approximately $24 million, primarily severance costs.

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

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions, except for per share amounts)	2016	2015	Change	2016	2015	Change
GAAP
Revenues	755.8	759.2	—	2,217.1	2,295.6	(3)
Cost of revenues	602.4	616.4	(2)	1,803.9	1,866.4	(3)
Selling, general and administrative expenses	103.9	111.1	(6)	320.9	343.4	(7)
Operating profit (loss)	50.0	25.3	98	85.9	23.6	fav
Income (loss) from continuing operations(a)	24.5	7.7	fav	21.7	(5.9)	fav
Diluted EPS from continuing operations(a)	0.48	0.16	fav	0.43	(0.12)	fav

Non-GAAP(b)
Non-GAAP revenues	734.9	739.9	(1)	2,140.3	2,243.6	(5)
Non-GAAP operating profit	60.7	37.0	64	129.7	108.2	20
Non-GAAP income from continuing operations(a)	32.5	20.1	62	66.4	56.8	17
Non-GAAP diluted EPS from continuing operations(a)	0.64	0.40	60	1.32	1.14	16

(a)	Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.

(b)	Non-GAAP results are reconciled to the applicable GAAP results on pages 39–41.

GAAP Basis
Analysis of Consolidated Results: Third Quarter 2016 versus Third Quarter 2015
Consolidated Revenues  Revenues decreased $3.4 million as unfavorable changes in currency exchange rates ($75.4 million) and the impact of dispositions ($9.3 million) were mostly offset by organic growth in Venezuela ($47.3 million), Latin America ($23.5 million), and Brazil ($6.5 million). A significant portion of the reduction in revenues from currency exchange rates relates to the strengthening of the U.S. dollar against the Venezuela bolivar, Argentinian peso, and Mexican peso.  Revenues increased 11% on an organic basis due mainly to higher average selling prices in Venezuela and Latin America (including the effects of inflation). See above for our definition of “organic.”

Consolidated Costs and Expenses  Cost of revenues decreased 2% to $602.4 million as inflation-based cost increases, including labor costs, were more than offset by changes in currency rates.  Selling, general and administrative costs decreased 6% to $103.9 million due primarily to changes in currency exchange rates.

Consolidated Operating Profit Operating profit increased $24.7 million due mainly to:

•	organic increases in Venezuela ($14.2 million), Latin America ($11.8 million), Brazil ($6.5 million), and Payment Services ($3.0 million) and

•	lower corporate expenses ($2.0 million on an organic basis), partially offset by:

•	unfavorable changes in currency exchange rates ($13.1 million).

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Income from continuing operations attributable to Brink’s shareholders in 2016 increased $16.8 million to $24.5 million primarily due to the operating profit increase mentioned above, partially offset by higher income tax expense ($5.4 million) and higher income attributable to noncontrolling interests ($1.8 million). Earnings per share from continuing operations was $0.48, up from $0.16 in 2015.

Analysis of Consolidated Results: Nine Months 2016 versus Nine Months 2015
Consolidated Revenues  Revenues decreased $78.5 million or 3% due to unfavorable changes in currency exchange rates ($287.9 million), the impact of dispositions ($25.0 million), and an organic decrease in EMEA ($12.9 million), partially offset by organic growth in Venezuela ($140.9 million), Latin America ($62.3 million), Brazil ($23.8 million), and Mexico ($11.9 million).  A significant portion of the reduction in revenues from currency exchange rates relates to a devaluation of the Venezuelan bolivar.  The U.S. dollar also strengthened against the Mexican peso, Brazilian real, and most currencies in Latin America.  Revenues increased 10% on an organic basis due mainly to higher average selling prices in Venezuela and Latin America (including the effects of inflation). See page 25 for our definition of “organic.”

Consolidated Costs and Expenses  Cost of revenues decreased 3% to $1,803.9 million as higher costs from inflation-based increases, including labor costs, were more than offset by changes in currency rates.  Selling, general and administrative costs decreased 7% to $320.9 million due primarily to changes in currency exchange rates.

Consolidated Operating Profit Operating profit increased $62.3 million due mainly to:

•	a $35.3 million charge in 2015 related to impairment of fixed assets in Venezuela, which did not reoccur in 2016

•	organic increases in Venezuela ($48.6 million), Latin America ($30.4 million), and Brazil ($9.3 million)

•
a lower remeasurement loss of net monetary assets ($13.4 million) as a result of the devaluation of the Venezuelan currency (an $18.1 million charge in 2015 compared to a $4.7 million charge in 2016) and

•	lower corporate expenses ($10.2 million on an organic basis), partially offset by:

•	unfavorable changes in currency exchange rates ($47.1 million), excluding the effects of Venezuela devaluations

•	organic decreases in the U.S. ($17.6 million) and Mexico ($4.8 million) and

•	costs recorded in association with the exit of operations in Ireland ($12.6 million).

Consolidated Loss from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Income from continuing operations attributable to Brink’s shareholders in 2016 increased $27.6 million to $21.7 million primarily due to the operating profit increase mentioned above, partially offset by higher income attributable to noncontrolling interests ($27.5 million) and higher income tax expense ($6.2 million). Earnings per share from continuing operations was $0.43, up from negative $0.12 in 2015.

Non-GAAP Basis
Analysis of Consolidated Results: Third Quarter 2016 versus Third Quarter 2015
Non-GAAP Consolidated Revenues  Non-GAAP revenues decreased $5.0 million or 1% as unfavorable changes in currency exchange rates ($29.2 million) and the impact of dispositions ($9.8 million) were mostly offset by organic growth in Latin America ($23.5 million), and Brazil ($6.5 million). The reduction in non-GAAP revenues from currency exchange rates relates to a strengthening of the U.S. dollar against the Mexican peso and Argentinian peso.  Non-GAAP revenues increased 5% on an organic basis due mainly to higher average selling prices in Latin America (including the effects of inflation).  See page 25 for our definition of “organic.”

Non-GAAP Consolidated Operating Profit  Non-GAAP operating profit increased $23.7 million in 2016 primarily due to organic increases in Latin America ($11.8 million), Brazil ($6.5 million), and Payment Services ($3.0 million), as well as lower corporate expenses ($2.0 million on an organic basis).

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders in 2016 increased $12.4 million to $32.5 million primarily due to the non-GAAP operating profit increase mentioned above, partially offset by a higher non-GAAP tax expense ($9.7 million). Non-GAAP earnings per share from continuing operations was $0.64, up from $0.40 in 2015.

Analysis of Consolidated Results: Nine Months 2016 versus Nine Months 2015
Non-GAAP Consolidated Revenues   Non-GAAP revenues decreased $103.3 million or 5% due to unfavorable changes in currency exchange rates ($169.0 million), the impact of dispositions ($27.8 million), and an organic decrease in EMEA ($12.9 million), partially offset by organic growth in Latin America ($62.3 million), Brazil ($23.8 million), and Mexico ($11.9 million).  The reduction in non-GAAP revenues from currency exchange rates relates to a strengthening of the U.S. dollar against the Mexican peso, Brazilian real, and most currencies in Latin America.  Non-GAAP revenues increased 4% on an organic basis due mainly to higher average selling prices in Latin America (including the effects of inflation).  See page 25 for our definition of “organic.”

Non-GAAP Consolidated Operating Profit  Non-GAAP operating profit increased $21.5 million in 2016 primarily due to:

•	organic increases in Latin America ($30.4 million) and Brazil ($9.3 million) and

•	lower corporate expenses ($10.2 million on an organic basis), partially offset by:

•	unfavorable changes in currency exchange rates ($14.6 million) and

•	organic decreases in the U.S. ($17.6 million) and Mexico ($4.8 million).

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders in 2016 increased $9.6 million to $66.4 million primarily due to the non-GAAP operating profit decrease mentioned above, partially offset by a higher Non-GAAP tax expense ($9.9 million). Non-GAAP earnings per share from continuing operations was $1.32, up from $1.14 in 2015.

Outlook

Outlook for 2016
On a GAAP basis, our organic revenue growth rate for 2016 compared to our 2015 GAAP results is expected to be approximately 8% or $249 million, and our estimate of the negative impact of changes in currency exchange rates on revenues is approximately 10% or $304 million.  Our operating profit margin on a GAAP basis is expected to be in the range of 4.5% to 5.0%.

Our organic revenue growth rate for 2016 compared to our 2015 Non-GAAP results is expected to be approximately 5% or $142 million, and our estimate of the negative impact of changes in currency exchange rates on revenues is approximately 6% or $185 million.  Our operating profit margin on a non-GAAP basis is expected to be in the range of 6.4% to 6.9%.  Operating profit margin in the U.S. is expected to be 0.7% to 2%. Operating profit margin in Mexico is expected to be approximately 6%.

(In millions except as noted)	2015 GAAP	2015 Non-GAAP(a)	2016 GAAP Outlook(b)	2016 Non-GAAP Outlook(a)
Revenues	$3,061	2,977	2,975	~2,900
Operating profit (loss)	57	157	135 – 150	185 – 200
Nonoperating expense	(16)	(15)	(17)	(17)
Provision for income taxes	(67)	(52)	—	(66) – (71)
Noncontrolling interests	16	(5)	(8) – (10)	(5) – (7)
Income (loss) from continuing operations attributable to Brink's	(9)	84	—	97 – 107
EPS from continuing operations attributable to Brink's	$(0.19)	1.69	—	1.95 – 2.10

Operating profit margin	1.8%	5.3%	4.5% – 5.0%	6.4% – 6.9%

Effective income tax rate	161.8%	37.0%	—	39.0%

Fixed assets acquired(c)
Capital expenditures	$101	97	100 – 110	95 – 105
Capital leases(d)	19	19	35	35
Total	$120	116	135 – 145	130 – 140

Depreciation and amortization of fixed assets(c)	$136	132	125 – 135	125 – 135

Adjusted EBITDA(e)		291		305 – 330

Key Metrics	Revenue Change				Operating Profit Change		EPS Change
	2016 GAAP Outlook(b)	% Change vs. 2015	2016 Non-GAAP Outlook(a)	% Change vs. 2015	2016 GAAP Outlook(b)	2016 Non-GAAP Outlook(a)	2016 Non-GAAP Outlook(a)
Organic	249	8	142	5	120 – 135	44 – 59	0.41 – 0.56
Dispositions	(31)	(1)	(34)	(1)	(2)	5	0.10
Currency	(304)	(10)	(185)	(6)	(40)	(21)	(0.25)
Total	(86)	(3)	(77)	(3)	78 – 93	28 – 43	0.26 – 0.41

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

(b)	2016 GAAP outlook includes the actual impact of Venezuela operations through September 30, 2016, but does not include any forecasted amounts from Venezuela operations for the fourth quarter of 2016.

(c)
2015 non-GAAP amounts exclude Venezuela capital expenditures of $4.3 million and Venezuela depreciation and amortization of fixed assets of $3.9 million. Depreciation and amortization of fixed assets does not include intangible asset amortization.

(d)	Includes capital leases for newly acquired assets only.

(e)	Adjusted EBITDA is defined as non-GAAP income from continuing operations excluding the impact of non-GAAP interest expense, non-GAAP income tax provision and non-GAAP depreciation and amortization.

Revenues and Operating Profit by Segment: Third Quarter 2016 versus Third Quarter 2015

		Organic	Acquisitions /			% Change
(In millions)	3Q'15	Change	Dispositions(a)	Currency(b)	3Q'16	Total	Organic
Revenues:
U.S.	$182.6	1.6	—	—	184.2	1	1
France	110.8	(2.3)	—	0.4	108.9	(2)	(2)
Mexico	80.4	1.1	—	(10.5)	71.0	(12)	1
Brazil	63.6	6.5	—	6.3	76.4	20	10
Canada	37.9	0.7	—	0.1	38.7	2	2
Largest 5 Markets	475.3	7.6	—	(3.7)	479.2	1	2
Latin America	91.7	23.5	—	(24.9)	90.3	(2)	26
EMEA	111.5	0.1	(9.8)	(2.4)	99.4	(11)	—
Asia	39.7	2.5	—	0.7	42.9	8	6
Global Markets	242.9	26.1	(9.8)	(26.6)	232.6	(4)	11
Payment Services	21.7	0.3	—	1.1	23.1	6	1
Revenues - non-GAAP	739.9	34.0	(9.8)	(29.2)	734.9	(1)	5

Other items not allocated to segments(d)	19.3	47.3	0.5	(46.2)	20.9	8	fav
Revenues - GAAP	$759.2	81.3	(9.3)	(75.4)	755.8	—	11

Operating profit:
U.S.	$1.4	0.8	—	—	2.2	57	57
France	13.7	(1.0)	—	—	12.7	(7)	(7)
Mexico	3.4	0.1	—	(0.4)	3.1	(9)	3
Brazil	3.7	6.5	—	0.9	11.1	fav	fav
Canada	3.6	(1.2)	—	—	2.4	(33)	(33)
Largest 5 Markets	25.8	5.2	—	0.5	31.5	22	20
Latin America	17.6	11.8	—	(6.5)	22.9	30	67
EMEA	9.4	1.2	1.2	(0.3)	11.5	22	13
Asia	7.1	0.3	—	0.2	7.6	7	4
Global Markets	34.1	13.3	1.2	(6.6)	42.0	23	39
Payment Services	(2.0)	3.0	—	0.1	1.1	fav	fav
Corporate expenses(c)	(20.9)	2.0	—	5.0	(13.9)	(33)	(10)
Operating profit - non-GAAP	37.0	23.5	1.2	(1.0)	60.7	64	64

Other items not allocated to segments(d)	(11.7)	15.3	(2.2)	(12.1)	(10.7)	(9)	fav
Operating profit (loss) - GAAP	$25.3	38.8	(1.0)	(13.1)	50.0	98	fav
Amounts may not add due to rounding.

(a)	Includes operating results and gains/losses on acquisitions and dispositions of assets and of businesses.

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

Analysis of Segment Results: Third Quarter 2016 versus Third Quarter 2015

Largest 5 Markets

U.S. Revenues increased 1% ($1.6 million) due to organic revenue growth as a result of volume increases.  Operating profit increased $0.8 million to $2.2 million driven by productivity improvements and lower security costs, partially offset by higher vehicle insurance costs.

France  Revenues decreased 2% due to an organic decrease ($2.3 million) driven by a decline in guarding activities. Operating profit decreased 7% ($1.0 million) due to labor costs.

Mexico  Revenues decreased 12% ($9.4 million) due to unfavorable currency impact ($10.5 million), partially offset by a 1% organic increase ($1.1 million) from volume growth.  Operating profit decreased 9% ($0.3 million) due to unfavorable currency impact ($0.4 million).

Brazil  Revenues increased 20% ($12.8 million) primarily due to organic growth ($6.5 million) driven by price and volume increases, and the favorable impact of currency exchange rates ($6.3 million). Operating profit increased $7.4 million due to organic growth ($6.5 million) on a social tax credit, productivity improvements, and price and volume increases.

Canada  Revenues increased 2% ($0.8 million) primarily due to organic growth ($0.7 million) driven by growth in ATM activities. Operating profit decreased 33% ($1.2 million) driven primarily by inflationary cost increases and low revenue growth.

Global Markets

Latin America  Revenues decreased 2% ($1.4 million) as the negative impact of currency exchange rates ($24.9 million) was partially offset by organic growth of 26% ($23.5 million) driven by inflation-based price increases in Argentina.  Operating profit increased 30% ($5.3 million) driven by higher organic results in Argentina, Colombia, and Chile, partially offset by unfavorable currency impact ($6.5 million). Argentina accounted for over half of Latin America profit in the third quarter of 2016.

EMEA  Revenues decreased 11% ($12.1 million) primarily due to the impact of dispositions ($9.8 million), as well as unfavorable currency ($2.4 million). Operating profit increased 22% ($2.1 million) due primarily to the favorable impact of dispositions ($1.2 million) and higher profits in Morocco and Israel.

Asia  Revenues increased 8% ($3.2 million) due mainly to organic growth in Singapore and Hong Kong. Operating profit increased 7% ($0.5 million) primarily due to revenue growth.

Payment Services

Payment Services  Revenues increased 6% ($1.4 million) primarily due to the favorable impact of currency exchange rates ($1.1 million). Operating profit increased $3.1 million, driven by revenue growth and lower marketing expenditures related to increasing cardholders in the U.S. Payments business, partially offset by a decline in Brazil.

Revenues and Operating Profit by Segment: Nine Months 2016 versus Nine Months 2015

		Organic	Acquisitions /			% Change
(In millions)	YTD '15	Change	Dispositions(a)	Currency(b)	YTD '16	Total	Organic
Revenues:
U.S.	$550.3	(4.8)	—	—	545.5	(1)	(1)
France	323.9	(2.6)	—	0.3	321.6	(1)	(1)
Mexico	251.2	11.9	—	(39.9)	223.2	(11)	5
Brazil	205.1	23.8	—	(25.6)	203.3	(1)	12
Canada	116.3	2.1	—	(5.6)	112.8	(3)	2
Largest 5 Markets	1,446.8	30.4	—	(70.8)	1,406.4	(3)	2
Latin America	273.7	62.3	—	(81.5)	254.5	(7)	23
EMEA	339.5	(12.9)	(27.8)	(7.8)	291.0	(14)	(4)
Asia	117.0	7.9	—	(1.5)	123.4	5	7
Global Markets	730.2	57.3	(27.8)	(90.8)	668.9	(8)	8
Payment Services	66.6	5.8	—	(7.4)	65.0	(2)	9
Revenues - non-GAAP	2,243.6	93.5	(27.8)	(169.0)	2,140.3	(5)	4

Other items not allocated to segments(d)	52.0	140.9	2.8	(118.9)	76.8	48	fav
Revenues - GAAP	$2,295.6	234.4	(25.0)	(287.9)	2,217.1	(3)	10

Operating profit:
U.S.	$16.1	(17.6)	—	—	(1.5)	unfav	unfav
France	24.5	2.6	—	0.2	27.3	11	11
Mexico	15.8	(4.8)	—	(1.6)	9.4	(41)	(30)
Brazil	11.9	9.3	—	(1.5)	19.7	66	78
Canada	7.7	(1.8)	—	(0.3)	5.6	(27)	(23)
Largest 5 Markets	76.0	(12.3)	—	(3.2)	60.5	(20)	(16)
Latin America	53.3	30.4	—	(22.5)	61.2	15	57
EMEA	26.7	(0.5)	2.7	(0.6)	28.3	6	(2)
Asia	19.5	1.5	—	—	21.0	8	8
Global Markets	99.5	31.4	2.7	(23.1)	110.5	11	32
Payment Services	(5.2)	4.1	—	0.2	(0.9)	(83)	(79)
Corporate expenses(c)	(62.1)	10.2	—	11.5	(40.4)	(35)	(16)
Operating profit - non-GAAP	108.2	33.4	2.7	(14.6)	129.7	20	31

Other items not allocated to segments(d)	(84.6)	72.7	(12.8)	(19.1)	(43.8)	(48)	(86)
Operating profit (loss) - GAAP	$23.6	106.1	(10.1)	(33.7)	85.9	fav	fav
Amounts may not add due to rounding.

See page 29 for footnote explanations.

Analysis of Segment Results: Nine Months 2016 versus Nine Months 2015

Largest 5 Markets

U.S. Revenues decreased 1% ($4.8 million) due to organic revenue decline as a result of lower fuel surcharges and volume decreases.  Operating profit decreased $17.6 million to a loss of $1.5 million due to higher fleet and insurance costs.

France  Revenues decreased 1% ($2.3 million) due to volume and pricing pressure, as well as a decline in guarding activities. Operating profit increased 11% ($2.8 million) due to growth in cash management and a benefit recognized related to social charges.

Mexico  Revenues decreased 11% ($28.0 million) due to unfavorable currency impact ($39.9 million), partially offset by a 5% organic increase ($11.9 million) from volume growth.  Operating profit decreased 41% ($6.4 million) due to an organic decrease ($4.8 million) driven by the 2015 benefit of a change in employee benefit structure and higher labor costs, new business costs and the timing of profit sharing in 2015.

Brazil  Revenues decreased 1% ($1.8 million) primarily due to the negative impact of currency exchange rates ($25.6 million), partially offset by 12% organic growth ($23.8 million) driven by price increases.  Operating profit increased 66% ($7.8 million), driven by organic growth ($9.3 million) on a social tax credit and productivity improvements.

Canada  Revenues decreased 3% ($3.5 million) primarily due to the negative impact of currency exchange rates ($5.6 million).  Operating profit decreased 27% ($2.1 million) driven primarily by inflationary cost increases and low revenue growth.

Global Markets

Latin America  Revenues decreased 7% ($19.2 million) as the negative impact of currency exchange rates ($81.5 million) was partially offset by organic growth of 23% ($62.3 million) driven by inflation-based price increases in Argentina.  Operating profit increased 15% ($7.9 million) due to higher organic results in Argentina and Chile, partially offset by unfavorable currency impact ($22.5 million). Argentina accounted for over half of Latin America profit in the first nine months of 2016.

EMEA  Revenues decreased 14% ($48.5 million) due to the impact of dispositions ($27.8 million), organic revenue decreases throughout the region on lower BGS volumes ($12.9 million), and unfavorable currency ($7.8 million).  Operating profit increased 6% ($1.6 million) due to the favorable impact of dispositions ($2.7 million), partially offset by the impact of lower BGS volumes.

Asia  Revenues increased 5% ($6.4 million) due mainly to organic growth in Singapore and Hong Kong. Operating profit increased 8% ($1.5 million) primarily due to revenue growth.

Payment Services

Payment Services  Revenues decreased 2% ($1.6 million) as negative currency ($7.4 million) was partially offset by 9% organic growth ($5.8 million).  Operating profit increased $4.3 million, driven by revenue growth and lower marketing expenditures related to increasing cardholders in the U.S. Payments business, partially offset by a decline in Brazil.

Income and Expense Not Allocated to Segments

Corporate Expenses

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2016	2015	change	2016	2015	change
General, administrative and other expenses	$(12.9)	(15.5)	(17)	(46.6)	(58.4)	(20)
Foreign currency transaction gains (losses)	(0.2)	(5.1)	(96)	2.5	(8.8)	fav
Reconciliation of segment policies to GAAP	(0.8)	(0.3)	unfav	3.7	5.1	(27)
Corporate expenses	$(13.9)	(20.9)	(33)	(40.4)	(62.1)	(35)

Third quarter 2016 corporate expenses were down $7.0 million versus the prior year quarter due to lower foreign currency transaction losses and the benefit of 2015 restructuring activities. Corporate expenses in the first nine months of 2016 were down $21.7 million, also due to lower compensation-related expenses, along with the recognition of foreign currency transaction gains in the current year period compared to foreign currency transaction losses in the prior year period. Corporate expenses include former non-segment and regional management costs, currency transaction gains and losses, and costs related to global initiatives.

Other Items Not Allocated to Segments

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2016	2015	change	2016	2015	change
Revenues:
Venezuela operations	$20.4	19.3	6	74.0	52.0	42
Acquisitions and dispositions	0.5	—	fav	2.8	—	fav
Revenues	$20.9	19.3	8	76.8	52.0	48

Operating profit:
Venezuela operations	$1.7	(0.8)	fav	4.4	(57.8)	fav
Reorganization and Restructuring	(2.3)	(2.9)	(21)	(10.4)	(3.2)	unfav
U.S. and Mexican retirement plans	(7.9)	(8.0)	(1)	(23.3)	(23.9)	(3)
Acquisitions and dispositions	(2.2)	—	unfav	(14.5)	0.3	unfav
Operating profit	$(10.7)	(11.7)	(9)	(43.8)	(84.6)	(48)

The impact of other items not allocated to segments on operating profit was a loss of $10.7 million in the third quarter of 2016 versus the prior year period loss of $11.7 million. The change was primarily due to losses related to the shutdown of Ireland operations in 2016 partially offset by profits earned by Venezuela operations in the current year quarter. The impact of other items not allocated to segments on operating profit was a loss of $43.8 million in the first nine months of 2016 versus a loss of $84.6 million in the prior year period. The reduction was primarily due to the $35.3 million of Venezuela impairment charges recognized in the prior year period as well as lower losses related to currency devaluation in Venezuela in the current year period. The Venezuela-related items were partially offset by charges related to the shutdown of operations in Ireland, a loss on the sale of corporate assets and higher reorganization and restructuring costs in 2016.
Venezuela operations We have excluded from our segment results all of our Venezuela operating results, including expenses related to currency devaluations of $11.2 million and $30.4 million in the first nine months of 2016 and 2015, respectively, due to management’s inability to allocate, generate or redeploy resources in-country or globally. In light of these unique circumstances, our operations in Venezuela are largely independent of the rest of our global operations. As a result, the Chief Executive Officer, the Company's Chief Operating Decision Maker ("CODM"), assesses segment performance and makes resource decisions by segment excluding Venezuela operating results. Additionally, management believes excluding Venezuela from segment results makes it possible to more effectively evaluate the company’s performance between periods.

Factors considered by management in excluding Venezuela results include:

•	Continued inability to repatriate cash to redeploy to other operations or dividend to shareholders

•	Highly inflationary environment

•	Fixed exchange rate policy

•	Continued currency devaluations and

•	Difficulty raising prices and controlling costs

Reorganization and Restructuring Brink’s reorganized and restructured its business in December 2014, eliminating the management roles and structures in its former Latin America and EMEA regions and implementing a plan to reduce the cost structure of various country operations by eliminating approximately 1,700 positions across its global workforce.  Severance costs of $21.8 million associated with these actions were recognized in 2014. An additional $1.2 million was recognized in the first nine months of 2015 related to the 2014 restructuring. The restructuring saved annual direct costs of approximately $50 million in 2015 compared to 2014, excluding charges for severance, lease termination and accelerated depreciation.

Brink's initiated an additional restructuring of its business in the third quarter of 2015. We recognized $5.3 million of costs in the first nine months of 2016 related to employee severance, contract terminations and lease terminations associated with the 2015 restructuring, which is expected to reduce the global workforce by approximately 1,100 positions and is projected to result in $20 to $25 million in 2016 cost savings.

In the fourth quarter of 2015, we recognized $1.8 million in charges related to Executive Leadership and Board of Directors restructuring actions, which were announced in January 2016. We recognized $4.3 million in charges in the first nine months of 2016 related to the Executive Leadership and Board of Directors restructuring actions.

Due to the unique circumstances around these charges, they have not been allocated to segment results and are excluded from non-GAAP results.

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

Acquisitions and dispositions Certain acquisition and disposition items that are not considered part of the ongoing activities of the business and are special in nature are consistently excluded from non-GAAP results. Due to management's decision in the first quarter of 2016 to exit the Republic of Ireland, the prospective impacts of shutting down this operation are included in items not allocated to segments and are excluded from the operating segments effective March 1, 2016. This activity is also excluded from the consolidated non-GAAP results. Beginning May 1, 2016, due to management's decision to also exit Northern Ireland, the results of shutting down these operations are treated similarly to the Republic of Ireland. Revenues from both Ireland operations to be shut down in 2016 were approximately $20 million in 2015. Charges included in our GAAP results include $4.8 million in severance costs, $2.0 million in property impairment charges, lease restructuring charges of $0.5 million and an additional $5.3 million in operating and other exit costs. These costs have been excluded from our segment and our consolidated non-GAAP results. International shipments to and from Ireland will continue to be provided through BGS. We also recognized a $2.0 million loss related to the sale of corporate assets in the second quarter of 2016.

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

Changes in exchange rates may also affect transactions which are denominated in currencies other than the functional currency.  From time to time, we use foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At September 30, 2016, the notional value of our shorter term outstanding foreign currency forward and swap contracts was $51.9 million with average contract maturities of approximately one month.  These shorter term foreign currency forward and swap contracts primarily offset exposures in the British pound and the Mexican peso.  Additionally, these shorter term contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings.  We recognized losses of $2.0 million on these contracts in the first nine months of 2016.  At September 30, 2016, the fair value of these shorter term foreign currency contracts was not significant.

We also have a longer term cross currency swap contract to hedge exposure in Brazilian real which is designated as a cash flow hedge for accounting purposes.  At September 30, 2016, the notional value of this longer term contract was $9.5 million with a weighted average maturity of 0.7 years.  We recognized net losses of $1.5 million on this contract, of which losses of $1.3 million were included in other operating income (expense) to offset transaction gains of $1.3 million, and expenses of $0.2 million, which were included in interest and other income (expense) in the first nine months of 2016.  At September 30, 2016, the fair value of the longer term cross currency swap contract was $3.8 million, of which $2.4 million is included in prepaid expenses and other and $1.4 million is included in other assets on the consolidated balance sheet.

See Note 1 to the consolidated financial statements for a description of government currency processes and restrictions in Venezuela and Argentina, their effect on our operations, and how we account for currency remeasurement for our Venezuelan subsidiaries.

Other Operating Income (Expense)

Other operating income (expense) includes amounts included in segment results as well as income and expense not allocated to segments.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2016	2015	change	2016	2015	change
Foreign currency items:
Transaction gains (losses)	$(1.4)	(4.7)	(70)	(0.2)	(30.1)	(99)
Hedge gains (losses)	1.1	(0.3)	fav	(2.0)	3.2	unfav
Gains (loss) on sale of property and other assets	0.5	0.1	fav	(1.2)	0.6	unfav
Argentina conversion losses	—	(2.3)	(100)	(0.1)	(2.3)	(96)
Impairment losses	(0.3)	(1.0)	(70)	(5.7)	(36.8)	(85)
Share in earnings of equity affiliates	—	0.2	(100)	0.1	0.4	(75)
Royalty income	0.7	0.4	75	1.9	1.2	58
Gains on business acquisitions and dispositions	—	—	—	0.1	0.3	(67)
Other gains (losses)	(0.1)	1.2	unfav	0.7	1.3	(46)
Other operating income (expense)	$0.5	(6.4)	fav	(6.4)	(62.2)	(90)
Other operating income was $0.5 million in the third quarter of 2016 versus $6.4 million of expense in the prior year period. The higher expense in the prior year quarter resulted primarily from higher foreign currency transaction losses ($3.3 million) as well as higher losses from converting Argentine pesos to U.S. dollars ($2.3 million). Other operating expense was down in the first nine months of 2016 compared to the first nine months of 2015 primarily as a result of the prior year Venezuela impairment charge as well as lower remeasurement losses related to Venezuela currency devaluation in the current year period. See Note 1 to the consolidated financial statements for a description of the change in currency exchange processes and rates in Venezuela.

Nonoperating Income and Expense

Interest expense

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2016	2015	change	2016	2015	change
Interest expense	$5.1	4.8	6	14.9	14.4	3

Interest and other income

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2016	2015	change	2016	2015	change
Interest income	$0.6	1.0	(40)	1.8	2.6	(31)
Gain on sale of available-for-sale securities	—	0.2	(100)	0.5	0.3	67
Foreign currency hedge losses	(0.1)	(0.1)	—	(0.6)	(0.4)	50
Other	—	(0.2)	(100)	(0.5)	(0.8)	(38)
Interest and other income	$0.5	0.9	(44)	1.2	1.7	(29)

Outlook for 2016
We expect nonoperating expense on a GAAP basis of $17 million in 2016 versus $16 million in 2015. We expect nonoperating expense on a non-GAAP basis of $17 million in 2016 versus $15 million in 2015.  See page 28 for a summary of our 2016 outlook.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Continuing operations
Provision for income taxes (in millions)	$19.5	14.1	$43.4	37.2
Effective tax rate	43.0%	65.9%	60.1%	341.3%

2016 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first nine months of 2016 was greater than the 35% U.S. statutory tax rate primarily due to the significant losses related to operations in the Republic of Ireland, for which no tax benefit can be recorded, and the nondeductible expenses resulting from the currency devaluation in Venezuela in the first nine months.

Excluding those items, our effective tax rate on continuing operations in the first nine months of 2016 is 48%.  The rate is higher than 35% primarily due to book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on undistributed earnings and the characterization of a French business tax as an income tax, partially offset by the geographical mix of earnings and a French income tax credit.

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

Deferred Tax Assets
Deferred tax assets are future tax deductions that result primarily from the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes.  At December 31, 2015, we had $273 million of U.S. deferred tax assets, net of valuation allowances, primarily related to our post-retirement benefit plan obligations with a limited amount of deferred tax assets having an expiration date.  As previously disclosed, these future tax deductions may not be realized if tax rules change or if projected future taxable income is insufficient.  Although management lowered the 2016 guidance for the U.S. operations in the second quarter of 2016, we continue to believe that the Company is more-likely-than-not to realize the U.S. deferred tax assets, but we will continue to monitor each quarter.  Not realizing our U.S. deferred tax assets could significantly and materially affect our financial condition, results of operations and cash flows.
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

Noncontrolling Interests

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2016	2015	change	2016	2015	change
Net income (loss) attributable to noncontrolling interests	$1.4	(0.4)	fav	$7.1	(20.4)	fav

The change from a $0.4 million net loss attributable to noncontrolling interests in the third quarter of 2015 to $1.4 million of net income attributable to noncontrolling interests in the third quarter of 2016 was primarily due to improved results in Venezuela.

The change from a $20.4 million net loss attributable to noncontrolling interests in the first nine months of 2015 to $7.1 million of net income attributable to noncontrolling interests in the first nine months of 2016 was primarily due to lower impacts of currency devaluations in Venezuela as well as an impairment charge related to Venezuelan property, plant and equipment in the prior year period.

See Note 1 to the consolidated financial statements for more information about the currency devaluations of our Venezuelan subsidiaries and the impairment charges related to these operations.

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

Loss from Discontinued Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Loss from operations(a)(b)	$—	—	$—	(2.4)
Loss on sale(a)	—	—	—	(0.8)
Adjustments to contingencies of former operations(c):
Other	(0.2)	(0.3)	(0.1)	(0.4)
Income (loss) from discontinued operations before income taxes	(0.2)	(0.3)	(0.1)	(3.6)
Provision (benefit) for income taxes	(0.2)	(0.2)	(0.1)	(1.2)
Income (loss) from discontinued operations, net of tax	$—	(0.1)	$—	(2.4)

(a)	Discontinued operations include gains and losses related to businesses that we recently sold. No interest expense was included in discontinued operations in the first nine months of 2015.

(b)	The loss from operations in the first nine months of 2015 included $1.0 million in pension settlement charges related to the Mexican parcel delivery service sold in February 2015.

(c)	Primarily related to former businesses previously exited.

Operations sold classified as discontinued operations:

•	In February 2015, we sold a small Mexican parcel delivery business which met the criteria for classification as a discontinued operation as of December 31, 2014.

Other divestitures not classified as discontinued operations:

•	We sold an Irish guarding operation in November 2015.

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
The Non-GAAP information is intended to provide information to assist analysts and investors with comparability and estimates of future performance. Brink’s believes these measures are helpful in assessing operations and estimating future results and enable period-to-period comparability of financial performance. In addition, Brink’s believes the measures will help analysts and investors assess the ongoing operations of both our consolidated business and individual segments. Management uses non-GAAP results to evaluate our period-over-period operating performance because our management believes this provides a more comparable measure of our continuing business. Additionally, non-GAAP results are utilized as performance measures in certain management incentive compensation plans.

Non-GAAP results should not be considered as an alternative to revenue, income or earnings per share amounts determined in accordance with GAAP and should be read in conjunction with their GAAP counterparts.

	YTD '15			YTD '16
(In millions, except for percentages)	Pre-tax	Tax	Effective tax rate	Pre-tax	Tax	Effective tax rate
Effective Income Tax Rate(a)
Non-GAAP	$95.5	35.3	37.0%	$116.0	45.2	39.0%
Other items not allocated to segments(b)	(84.6)	(5.4)		(43.8)	(2.5)
Income tax rate adjustment(d)	—	7.3		—	0.7
GAAP	$10.9	37.2	341.3%	$72.2	43.4	60.1%

2016
3Q
EPS:
Constant currency basis - Non-GAAP	$0.65
Effect of changes in currency exchange rates(c)	(0.01)
Non-GAAP	0.64
Other items not allocated to segments(b)	(0.20)
Income tax rate adjustment(d)	0.03
GAAP	$0.48

Amounts may not add due to rounding.

(a)	From continuing operations.

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

(e)	Non-GAAP amounts exclude the impact of "Other Items Not Allocated to Segments" on the respective line items on the consolidated statements of operations.

Non-GAAP Results Reconciled to GAAP

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for percentages and per share amounts)	2016	2015	2016	2015
Revenues:
Non-GAAP	$734.9	739.9	2,140.3	2,243.6
Other items not allocated to segments(b)	20.9	19.3	76.8	52.0
GAAP	$755.8	759.2	2,217.1	2,295.6

Operating profit (loss):
Non-GAAP	$60.7	37.0	129.7	108.2
Other items not allocated to segments(b)	(10.7)	(11.7)	(43.8)	(84.6)
GAAP	$50.0	25.3	85.9	23.6

Provision for income taxes:
Non-GAAP	$21.9	12.2	45.2	35.3
Other items not allocated to segments(b)	(1.1)	(1.5)	(2.5)	(5.4)
Income tax rate adjustment(d)	(1.3)	3.4	0.7	7.3
GAAP	$19.5	14.1	43.4	37.2

Net income (loss) attributable to noncontrolling interests:
Non-GAAP	$1.7	0.8	4.4	3.4
Other items not allocated to segments(b)	(0.2)	(1.4)	2.1	(24.1)
Income tax rate adjustment(d)	(0.1)	0.2	0.6	0.3
GAAP	$1.4	(0.4)	7.1	(20.4)

Income (loss) from continuing operations attributable to Brink's:
Non-GAAP	$32.5	20.1	66.4	56.8
Other items not allocated to segments(b)	(9.4)	(8.8)	(43.4)	(55.1)
Income tax rate adjustment(d)	1.4	(3.6)	(1.3)	(7.6)
GAAP	$24.5	7.7	21.7	(5.9)

Diluted EPS:
Non-GAAP	$0.64	0.40	1.32	1.14
Other items not allocated to segments(b)	(0.20)	(0.18)	(0.87)	(1.10)
Income tax rate adjustment(d)	0.03	(0.07)	(0.03)	(0.15)
GAAP	$0.48	0.16	0.43	(0.12)

Non-GAAP margin	8.3%	5.0%	6.1%	4.8%

2015
(In millions)	Full Year
Net income (loss) attributable to Brink's	$(11.9)
Discontinued operations	2.8
Income (loss) from continuing operations attributable to Brink's - GAAP	(9.1)
Other items not allocated to segments(b)	93.3
Income (loss) from continuing operations attributable to Brink's - Non-GAAP	84.2
Interest expense - Non-GAAP(e)	18.9
Income tax provision - Non-GAAP(e)	52.3
Depreciation and amortization - Non-GAAP(e)	136.0
Adjusted EBITDA	$291.4

Amounts may not add due to rounding.

See page 39 for footnote explanations.

Non-GAAP Results Reconciled to GAAP

(In millions, except for percentages and per share amounts)	2016 Non-GAAP Outlook	Other Items Not Allocated to Segments	2016 GAAP Outlook

Revenues(a)	~2,900	75	2,975
Operating profit (loss)(b)	185 – 200	(50)	135 – 150
Nonoperating expense(a)	(17)	—	(17)
Provision for income taxes(b)(d)	(66) – (71)	—	—
Noncontrolling interests(c)	(5) – (7)	(3)	(8) – (10)
Income (loss) from continuing operations(b)(d)	97 – 107	—	—
EPS from continuing operations(b)(d)	1.95 – 2.10	—	—

Operating profit margin(b)	6.4% – 6.9%	(1.9)%	4.5% – 5.0%

Effective income tax rate(b)(d)	39.0%	—	—

Fixed asset acquired
Capital expenditures(a)	95 – 105	5	100 – 110
Capital leases	35	—	35
Total	130 – 140	5	135 – 145

Depreciation and amortization of fixed assets	125 – 135	—	125 – 135

Amounts may not add due to rounding.

(a)	Non-GAAP outlook excludes the impacts of Venezuela operations and acquisitions and dispositions.

(b)	Non-GAAP outlook excludes the impacts of Venezuela operations, reorganization and restructuring, U.S. and Mexican retirement plans, and acquisitions and dispositions.

(c)	Non-GAAP outlook excludes the impacts of Venezuela operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows from operating activities decreased by $33.8 million in the first nine months of 2016 as compared to the first nine months of 2015.  Cash used for investing activities increased by $5.1 million in the first nine months of 2016 compared to the first nine months of 2015 as a result of an increase in capital expenditures offset by lower marketable security purchase and sale activity during the first nine months of 2016. We financed our liquidity needs in the first nine months of 2016 with cash flows from short-term and long-term debt.

Operating Activities

	Nine Months Ended September 30,		$
(In millions)	2016	2015	change
Cash flows from operating activities
Operating activities - non-GAAP	$57.9	86.3	(28.4)
Venezuela operations	14.0	1.4	12.6
Increase (decrease) in certain customer obligations(a)	(14.9)	5.1	(20.0)
Discontinued operations	—	(2.0)	2.0
Operating activities - GAAP	$57.0	90.8	(33.8)

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

GAAP
Operating cash flows decreased by $33.8 million in the first nine months of 2016 compared to the same period in 2015.  The decrease was primarily due to increases in cash used for working capital and increases in cash paid for taxes in the first nine months of 2016 compared to the same period in 2015. The decrease was also attributed to changes in customer obligations related to the secure Cash Management Services operations (cash held for customers decreased by $14.9 million in the first nine months of 2016 compared to an increase of $5.1 million in the same period in 2015) offset by an increase in operating cash provided by Venezuela operations of $12.6 million.

Non-GAAP
Non-GAAP cash flows from operating activities decreased by $28.4 million in the first nine months of 2016 as compared to the same period in 2015.  The decrease was primarily due to increases in cash used for working capital and increases in cash paid for taxes in the first nine months of 2016 compared to the same period in 2015.

Investing Activities

	Nine Months Ended September 30,		$
(In millions)	2016	2015	change
Cash flows from investing activities
Capital expenditures	$(72.4)	(61.2)	(11.2)
Marketable securities:
Purchases	(8.9)	(19.0)	10.1
Sales	8.8	13.3	(4.5)
Proceeds from sale of property, equipment and investments	4.4	0.8	3.6
Other	(0.8)	0.4	(1.2)
Discontinued operations	—	1.9	(1.9)
Investing activities	$(68.9)	(63.8)	(5.1)

Cash used by investing activities increased by $5.1 million in the first nine months of 2016 versus the first nine months of 2015.  The increase was primarily due to an increase in capital expenditures of $11.2 million offset by lower marketable security purchase and sale activity ($5.6 million) during the first nine months of 2016.

Capital expenditures and depreciation and amortization were as follows:

	Nine Months Ended September 30,		$	Full Year	Outlook
(In millions)	2016	2015	change	2015	2016
Property and equipment acquired during the period
Capital expenditures:(b)
Largest 5 Markets	$46.5	36.0	10.5	59.3	(a)
Global Markets	17.7	16.7	1.0	28.8	(a)
Payment Services	0.7	1.1	(0.4)	1.7	(a)
Corporate	3.8	6.5	(2.7)	7.0	(a)
Capital expenditures - non-GAAP	68.7	60.3	8.4	96.8	95 – 105
Venezuela	3.7	0.9	2.8	4.3	(a)
Capital expenditures - GAAP	$72.4	61.2	11.2	101.1	(a)

Capital leases:(c)
Largest 5 Markets	$18.2	8.4	9.8	18.8	(a)
Global Markets	0.7	—	0.7	—	(a)
Payment Services	—	0.1	(0.1)	0.1	(a)
Capital leases - GAAP and non-GAAP	$18.9	8.5	10.4	18.9	35

Total:
Largest 5 Markets	$64.7	44.4	20.3	78.1	(a)
Global Markets	18.4	16.7	1.7	28.8	(a)
Payment Services	0.7	1.2	(0.5)	1.8	(a)
Corporate	3.8	6.5	(2.7)	7.0	(a)
Total - non-GAAP	87.6	68.8	18.8	115.7	130 – 140
Venezuela	3.7	0.9	2.8	4.3	(a)
Total - GAAP	$91.3	69.7	21.6	120.0	(a)

Depreciation and amortization(b)
Largest 5 Markets	$67.9	71.6	(3.7)	94.6	(a)
Global Markets	19.1	20.6	(1.5)	27.2	(a)
Payment Services	1.9	2.2	(0.3)	2.9	(a)
Corporate	8.2	8.1	0.1	11.3	(a)
Depreciation and amortization - non-GAAP	97.1	102.5	(5.4)	136.0	125 – 135
Venezuela	0.4	3.8	(3.4)	3.9	(a)
Depreciation and amortization - GAAP	$97.5	106.3	(8.8)	139.9	(a)

(a)	Not provided

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

We continue to focus on maximizing asset utilization which has enabled us to reduce our annual spend to a level more in line with depreciation.  Our reinvestment ratio, which we define as the annual amount of property and equipment acquired during the period divided by the annual amount of depreciation, was 1.1 for the twelve months ending September 30, 2016 compared to 0.9 for the twelve months ending September 30, 2015.

Capital expenditures in the first nine months of 2016 were primarily for armored vehicles, information technology and machinery and equipment.

Financing Activities

Summary of financing activities

	Nine Months Ended September 30,		$
(In millions)	2016	2015	change
Cash flows from financing activities
Borrowings and repayments:
Short-term debt	$39.9	(1.2)	41.1
Long-term revolving credit facilities	25.0	(29.3)	54.3
Other long-term debt	(30.6)	49.1	(79.7)
Borrowings (repayments)	34.3	18.6	15.7

Debt financing costs	—	(2.0)	2.0
Common stock issued	3.0	—	3.0
Dividends attributable to:
Shareholders of Brink’s	(14.8)	(14.6)	(0.2)
Noncontrolling interests in subsidiaries	(3.4)	(5.1)	1.7
Proceeds from exercise of stock options	10.9	3.7	7.2
Other	(3.4)	(1.0)	(2.4)
Cash flows from financing activities	$26.6	(0.4)	27.0

Debt borrowings and repayments
Cash flows from financing activities increased by $27.0 million in the first nine months of 2016 compared to the first nine months of 2015 as net borrowing on our revolving credit facilities and short-term debt exceeded net repayments of other long-term debt.

Common stock issued
We received $3.0 million in the first nine months of 2016 when our CEO and CFO purchased a combined 100,440 shares of our common stock.

Dividends
We paid dividends to Brink’s shareholders of $0.30 per share or $14.8 million in the first nine months of 2016, similar to the prior year.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, cash flow, business requirements and other factors, as determined by the board of directors.

Reconciliation of Net Debt to U.S. GAAP Measures

	September 30,	December 31,
(In millions)	2016	2015
Debt:
Short-term debt(a)	$67.0	32.6
Long-term debt	412.1	397.9
Total Debt	479.1	430.5

Less:
Cash and cash equivalents	191.5	181.9
Amounts held by Cash Management Services operations(b)	(8.7)	(24.2)
Cash and cash equivalents available for general corporate purposes	182.8	157.7

Net Debt	$296.3	272.8

(a)
Amount as of September 30, 2016 excludes $13.5 million related to cash borrowed under lending arrangements used in the process of managing customer cash supply chains, which is currently classified as restricted cash and not available for general corporate purposes.

(b)
Title to cash received and processed in certain of our secure Cash Management Services operations transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources and in our computation of Net Debt.

Net Debt is a supplemental non-GAAP financial measure that is not required by, or presented in accordance with GAAP.  We use Net Debt as a measure of our financial leverage.  We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage.  Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our consolidated balance sheets.  Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP.   Net Debt excluding cash and debt in Venezuelan operations was $303 million at September 30, 2016, and $279 million at December 31, 2015.

Net Debt increased by $24 million primarily to fund capital expenditures during the period.

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

Incremental taxes.  Of the $191.5 million of cash and cash equivalents at September 30, 2016, $157.3 million is held by subsidiaries that we consider to be permanently invested and for which we do not expect to repatriate to the U.S.  If we were to decide to repatriate this cash to the U.S., we may have to accrue and pay additional income taxes.  Given the number of foreign operations and the complexities of the tax law, it is not practical to estimate the potential tax liability, but the amount of taxes owed could be material depending on how and when the repatriation were to occur.

Venezuela.  We have $5.8 million of cash and cash equivalents denominated in Venezuelan bolivars (as remeasured at the published DICOM rate of 659 bolivars to the U.S. dollar) at September 30, 2016.  We believe that the DICOM process to convert bolivars (as described in note 1 to the consolidated financial statements) is the only method for which we could receive U.S. dollars that we need to operate our business and to repatriate earnings. The Venezuelan government has restricted conversions of bolivars into U.S. dollars in the past and may do so in the future. We did not repatriate any U.S. dollars from Venezuela in 2015 and have not done so to date in 2016.

Argentina.  At September 30, 2016, we had cash denominated in Argentine pesos of $11.2 million. The government in Argentina had previously imposed limits on the exchange of Argentine pesos into U.S. dollars. As a result, we elected in the past and may continue in the future to repatriate cash from Argentina using markets to convert Argentine pesos into U.S. dollars if U.S. dollars are not readily available. Prior to the December 2015 devaluation of the Argentine peso, we converted Argentine pesos into U.S. dollars at rates less favorable than the rates at which we translated the financial statements of our subsidiary in Argentina. However, after the December 2015 devaluation of the Argentine peso, the market rates used to convert Argentine pesos into U.S. dollars have been similar to the rates at which we translate the financial statements of our subsidiary in Argentina.

Debt

	September 30,	December 31,
(In millions)	2016	2015

Bank credit facilities:
Revolving Facility	$194.1	163.3
Private Placement Notes, due 2021, less unamortized debt costs of $0.1 in 2016 and 2015	85.6	92.8
Term loan, less unamortized debt costs of $0.2 million in 2016 and 2015	66.9	70.9
Other primarily non-U.S. dollar-denominated facilities	3.8	11.4
Capital leases	61.7	59.5
Total long-term debt	$412.1	397.9

Included in:
Current liabilities	$31.6	39.8
Noncurrent liabilities	380.5	358.1
Total long-term debt	$412.1	397.9

Revolving Facility
We have a $525 million unsecured revolving bank credit facility (the “Revolving Facility”) that matures in March 2020.  The Revolving Facility’s interest rate is based on LIBOR plus a margin or an alternate base rate plus a margin.  The Revolving Facility allows us to borrow or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility.  As of September 30, 2016, $331 million was available under the Revolving Facility.  Amounts outstanding under the Revolving Facility as of September 30, 2016, were denominated primarily in U.S. dollars and to a lesser extent in euros.

The margin on LIBOR borrowings under the Revolving Facility, which ranges from 1.00% to 1.70% depending on either our credit rating or leverage ratio as defined within the Revolving Facility, was 1.30% at September 30, 2016.  The margin on alternate base rate borrowings under the Revolving Facility ranges from 0.0% to 0.70%.  We also pay an annual facility fee on the Revolving Facility based on either our credit rating or the leverage ratio.  The facility fee, which ranges from 0.125% to 0.30%, was 0.20% at September 30, 2016.

Private Placement Notes
We have principal of $86 million in unsecured notes issued through a 2011 private placement debt transaction (the “Notes”).  At September 30, 2016, the Notes were comprised of $36 million in series A notes with a fixed interest rate of 4.57% and $50 million in series B notes with a fixed interest rate of 5.20%.  Annual principal payments under the series A notes began in January 2015 and continue through maturity.  The series B notes are due in January 2021.

Term Loan
We entered into a $75 million unsecured term loan in March 2015. Interest on this loan is based on LIBOR plus a margin of 1.75%. The loan is due in March 2022. As of September 30, 2016, the principal amount outstanding was $67 million.

Other Facilities
As of September 30, 2016, we had two unsecured multi-currency revolving bank credit facilities totaling $21 million, of which $12 million was available at September 30, 2016.  In August 2016, we amended our previous $20 million facility, reducing the principal amount available to $1 million. This $1 million facility expires in February 2017 and a $20 million facility expires in March 2019.   Interest on these facilities is based on LIBOR plus a margin.  The margin ranges from 1.0% to 2.0%.  We also have the ability to borrow from other banks, at the banks’ discretion, under short-term uncommitted agreements.  Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

We have a $40 million uncommitted letter of credit facility that expires in May 2017. As of September 30, 2016, $5 million was utilized.

In February 2016, we entered into a $24 million uncommitted credit facility that expires in February 2017. As of September 30, 2016, $24 million was outstanding and included in short-term borrowings.

We have two unsecured letter of credit facilities totaling $94 million, of which $28 million was available at September 30, 2016.  A $40 million facility expires in December 2018 and a $54 million facility expires in December 2019.  The Revolving Facility and the multi-currency revolving credit facilities are also used for issuance of letters of credit and bank guarantees.

The Revolving Facility, the Notes, the unsecured multi-currency revolving bank credit facilities, the letter of credit facilities, the uncommitted credit facility and the unsecured term loan contain certain subsidiary guarantees and various financial and other covenants. The financial covenants, among other things, limit our total indebtedness, restrict certain payments to shareholders, limit priority debt, limit asset sales, limit the use of proceeds from asset sales, provide for a maximum leverage ratio and provide for minimum coverage of interest costs. The credit agreements do not provide for the acceleration of payments should our credit rating be reduced. If we were not to comply with the terms of our various credit agreements, the repayment terms could be accelerated and the commitments could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other loan agreements.  We were in compliance with all financial covenants at September 30, 2016.

Equity
At September 30, 2016, we had 100 million shares of common stock authorized and 49.9 million shares issued and outstanding.

U.S. Retirement Liabilities

Funded Status of U.S. Retirement Plans
	Actual	Actual	Projected
(In millions)	2015	Nine Months 2016	4th Quarter 2016	2017	2018	2019	2020

U.S. pension plans
Beginning funded status	$(117.8)	(123.4)	(109.7)	(107.6)	(90.5)	(72.9)	(53.6)
Net periodic pension credit(a)	18.6	13.2	4.3	18.6	18.9	19.0	19.0
Payment from Brink’s:
Primary U.S. pension plan	—	—	—	—	—	—	8.8
Other U.S. pension plan	0.3	0.5	0.1	0.9	0.6	1.3	0.7
Benefit plan experience gain (loss)	(24.5)	—	(2.3)	(2.4)	(1.9)	(1.0)	—
Ending funded status	$(123.4)	(109.7)	(107.6)	(90.5)	(72.9)	(53.6)	(25.1)

UMWA plans
Beginning funded status	$(197.2)	(205.7)	(206.0)	(207.1)	(208.5)	(210.5)	(213.2)
Net periodic postretirement credit (cost)(a)	3.5	(1.0)	(0.4)	(1.4)	(2.0)	(2.7)	(3.6)
Benefit plan experience gain (loss)	(11.7)	—	—	—	—	—	—
Other	(0.3)	0.7	(0.7)	—	—	—	—
Ending funded status	$(205.7)	(206.0)	(207.1)	(208.5)	(210.5)	(213.2)	(216.8)

Black lung and other plans
Beginning funded status	$(58.3)	(56.6)	(52.5)	(52.7)	(48.8)	(45.1)	(41.8)
Net periodic postretirement cost(a)	(2.2)	(1.8)	(0.6)	(2.0)	(1.9)	(1.8)	(1.6)
Payment from Brink’s	6.2	5.9	0.4	5.9	5.6	5.1	4.8
Other	(2.3)	—	—	—	—	—	—
Ending funded status	$(56.6)	(52.5)	(52.7)	(48.8)	(45.1)	(41.8)	(38.6)

(a)	Excludes amounts reclassified from accumulated other comprehensive income (loss).

U.S. Pension Plans
Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement.  We did not make cash contributions to the primary U.S. pension plan in 2015 or the first nine months of 2016.  There are approximately 15,000 beneficiaries in the plans.

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

Assumptions for U.S. Retirement Obligations
We have made various assumptions to estimate the amount of payments to be made in the future.  The most significant assumptions include:

•	Discount rates and other assumptions in effect at measurement dates (normally December 31)

•	Investment returns of plan assets

•	Addition of new participants (historically immaterial due to freezing of pension benefits and exit from coal business)

•	Mortality rates

•	Change in laws

The assumptions used to estimate our U.S. retirement obligations can be found in our Annual Report on Form 10-K for the year ended December 31, 2015.

Summary of Expenses Related to All U.S. Retirement Liabilities through 2020

This table summarizes actual and projected expense related to U.S. retirement liabilities.

	Actual	Actual	Projected
(In millions)	2015	Nine Months 2016	4th Quarter 2016	FY2016	2017	2018	2019	2020
U.S. pension plans	$12.6	5.5	1.9	7.4	3.3	1.9	1.5	1.2
UMWA plans	7.4	11.0	3.8	14.8	13.3	13.2	13.2	13.3
Black lung and other plans	6.7	5.0	1.8	6.8	6.1	5.3	3.3	3.0
Total	$26.7	21.5	7.5	29.0	22.7	20.4	18.0	17.5

Summary of Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants through 2020

This table summarizes actual and projected payments:

•	from Brink’s to U.S. retirement plans, and

•	from the plans to participants.

	Actual	Actual	Projected
(In millions)	2015	Nine Months 2016	4th Quarter 2016	FY2016	2017	2018	2019	2020
Payments from Brink’s to U.S. Plans
Primary U.S. pension plan	$—	—	—	—	—	—	—	8.8
Other U.S. pension plan	0.3	0.5	0.1	0.6	0.9	0.6	1.3	0.7
Black lung and other plans	6.2	5.9	0.4	6.3	5.9	5.6	5.1	4.8
Total	$6.5	6.4	0.5	6.9	6.8	6.2	6.4	14.3

Payments from U.S. Plans to participants
U.S. pension plans	$51.0	35.8	13.9	49.7	50.5	50.7	51.7	51.5
UMWA plans	36.0	23.1	7.8	30.9	31.2	31.1	30.8	31.7
Black lung and other plans	6.2	5.9	0.4	6.3	5.9	5.6	5.1	4.8
Total	$93.2	64.8	22.1	86.9	87.6	87.4	87.6	88.0

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of the most recent measurement date.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

Contingent Matters
See Note 11 to the consolidated financial statements for information about contingent matters at September 30, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We serve customers in more than 100 countries, including 41 countries where we operate subsidiaries.  These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates.  In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program.  Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the nine months ended September 30, 2016.

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
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits

Exhibit
Number

10.1	Form of Inducement Restricted Stock Unit Award Agreement, effective July 14, 2016.

10.2	Form of Inducement Stock Option Award Agreement, effective July 14, 2016.

10.3	Form of Promotion Restricted Stock Unit Award Agreement, effective July 28, 2016.

10.4	Form of Promotion Stock Option Award Agreement, effective July 28, 2016.

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

101
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2016, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Consolidated Balance Sheets at September 30, 2016, and December 31, 2015, (ii)  the Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) the Consolidated Statement of Equity for the nine months ended September 30, 2016, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (vi) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

October 26, 2016	By: /s/ Ronald J. Domanico
Ronald J. Domanico
(Executive Vice President and
Chief Financial Officer)
(principal financial officer)