Form 10-Q
period 2017-03-31
BRINKS CO
filed 2017-04-26
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
(Check one):  Large Accelerated Filer  ☒  Accelerated Filer  ☐  Non-Accelerated Filer  ☐  Smaller Reporting Company  ☐ Emerging Growth Company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒
As of April 24, 2017, 50,387,494 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements
THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)

(In millions)	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$218.7	183.5
Restricted cash	70.2	55.5
Accounts receivable, net	544.7	501.1
Prepaid expenses and other	135.2	103.6
Total current assets	968.8	843.7

Property and equipment, net	556.5	531.0
Goodwill	194.9	186.2
Other intangibles	24.2	19.1
Deferred income taxes	328.8	327.9
Other	89.7	86.9

Total assets	$2,162.9	1,994.8

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$156.4	162.8
Current maturities of long-term debt	33.7	32.8
Accounts payable	139.7	139.3
Accrued liabilities	386.8	385.7
Restricted cash held for customers	42.9	33.2
Total current liabilities	759.5	753.8

Long-term debt	338.3	247.6
Accrued pension costs	210.3	208.8
Retirement benefits other than pensions	285.3	286.1
Deferred income taxes	7.6	7.6
Other	140.7	136.1
Total liabilities	1,741.7	1,640.0

Contingent liabilities (notes 4 and 11)

Equity:
The Brink's Company ("Brink's") shareholders:
Common stock	50.4	50.0
Capital in excess of par value	614.5	618.1
Retained earnings	605.7	576.0
Accumulated other comprehensive loss	(873.8)	(907.0)
Brink’s shareholders	396.8	337.1

Noncontrolling interests	24.4	17.7

Total equity	421.2	354.8

Total liabilities and equity	$2,162.9	1,994.8
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In millions, except for per share amounts)	2017	2016

Revenues	$788.4	721.8

Costs and expenses:
Cost of revenues	610.3	588.9
Selling, general and administrative expenses	107.1	108.7
Total costs and expenses	717.4	697.6
Other operating income (expense)	(0.1)	(0.7)

Operating profit	70.9	23.5

Interest expense	(4.8)	(4.9)
Interest and other income (expense)	(11.2)	(9.7)
Income from continuing operations before tax	54.9	8.9
Provision for income taxes	14.4	9.4

Income (loss) from continuing operations	40.5	(0.5)

Loss from discontinued operations, net of tax	—	—

Net income (loss)	40.5	(0.5)
Less net income attributable to noncontrolling interests	5.8	2.6

Net income (loss) attributable to Brink’s	34.7	(3.1)

Amounts attributable to Brink’s
Continuing operations	34.7	(3.1)
Discontinued operations	—	—

Net income (loss) attributable to Brink’s	$34.7	(3.1)

Income (loss) per share attributable to Brink’s common shareholders(a):
Basic:
Continuing operations	$0.69	(0.06)
Discontinued operations	—	—
Net income (loss)	$0.69	(0.06)

Diluted:
Continuing operations	$0.67	(0.06)
Discontinued operations	—	—
Net income (loss)	$0.67	(0.06)

Weighted-average shares
Basic	50.5	49.5
Diluted	51.5	49.5

Cash dividends paid per common share	$0.10	0.10
(a)   Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2017	2016

Net income (loss)	$40.5	(0.5)

Benefit plan adjustments:
Benefit plan experience gains	11.8	11.7
Benefit plan prior service cost	(0.5)	(0.4)
Total benefit plan adjustments	11.3	11.3

Foreign currency translation adjustments	27.2	17.8
Unrealized net gains on available-for-sale securities	0.2	0.2
Loss on cash flow hedges	—	(0.3)
Other comprehensive income before tax	38.7	29.0
Provision for income taxes	4.4	3.8

Other comprehensive income	34.3	25.2

Comprehensive income	74.8	24.7
Less comprehensive income attributable to noncontrolling interests	6.9	3.4

Comprehensive income attributable to Brink's	$67.9	21.3
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Equity

Three Months ended March 31, 2017 and 2016
(Unaudited)

	Attributable to Brink’s
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Attributable to Noncontrolling Interests	Total

Balance as of December 31, 2015	48.9	$48.9	599.6	561.3	(891.9)	12.7	330.6

Cumulative effect of change in accounting principle(a)				0.2			0.2
Net income	—	—	—	(3.1)	—	2.6	(0.5)
Other comprehensive income	—	—	—	—	24.4	0.8	25.2
Dividends to:
Brink’s common shareholders ($0.10 per share)	—	—	—	(4.9)	—	—	(4.9)
Noncontrolling interests	—	—	—	—	—	(0.2)	(0.2)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	2.8	—	—	—	2.8
Consideration from exercise of stock options	—	—	0.1	—	—	—	0.1
Other share-based benefit transactions	0.3	0.3	(3.5)	0.1	—	—	(3.1)

Balance as of March 31, 2016	49.2	$49.2	599.0	553.6	(867.5)	15.9	350.2

	Attributable to Brink’s
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Attributable to Noncontrolling Interests	Total

Balance as of December 31, 2016	50.0	$50.0	618.1	576.0	(907.0)	17.7	354.8

Net income	—	—	—	34.7	—	5.8	40.5
Other comprehensive income	—	—	—	—	33.2	1.1	34.3
Dividends to:
Brink’s common shareholders ($0.10 per share)	—	—	—	(5.0)	—	—	(5.0)
Noncontrolling interests	—	—	—	—	—	(0.2)	(0.2)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	4.5	—	—	—	4.5
Consideration from exercise of stock options	—	—	0.7	—	—	—	0.7
Other share-based benefit transactions	0.4	0.4	(8.8)	—	—	—	(8.4)

Balance as of March 31, 2017	50.4	$50.4	614.5	605.7	(873.8)	24.4	421.2

(a)
We elected to early adopt the provisions of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, in the fourth quarter of 2016 resulting in a cumulative effect adjustment to Retained Earnings for previously unrecognized excess tax benefits. See Note 1 for further discussion of the impacts of this standard.

See accompanying notes to condensed consolidated financial statements

THE BRINK’S COMPANY
and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2017	2016
Cash flows from operating activities:
Net income (loss)	$40.5	(0.5)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	33.9	32.2
Share-based compensation expense	4.5	2.8
Deferred income taxes	(2.1)	—
Gains and losses:
Property and other assets	(0.2)	—
Business acquisitions and dispositions	(0.8)	(0.1)
Impairment losses	0.4	0.5
Retirement benefit funding (more) less than expense:
Pension	5.2	3.2
Other than pension	3.3	3.2
Remeasurement losses due to Venezuela currency devaluation	0.3	2.8
Other operating	2.5	(0.6)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and income taxes receivable	(37.8)	(24.2)
Accounts payable, income taxes payable and accrued liabilities	(12.6)	(27.5)
Customer obligations	4.2	(18.5)
Prepaid and other current assets	(14.4)	(13.3)
Other	—	2.2
Net cash provided (used) by operating activities	26.9	(37.8)
Cash flows from investing activities:
Capital expenditures	(27.8)	(20.8)
Acquisitions	(14.2)	—
Dispositions	1.1	—
Marketable securities:
Purchases	(9.3)	(5.8)
Sales	0.4	2.3
Cash proceeds from sale of property and equipment	0.6	0.2
Net cash used by investing activities	(49.2)	(24.1)
Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term borrowings	(11.3)	20.5
Long-term revolving credit facilities:
Borrowings	231.5	187.6
Repayments	(141.5)	(136.8)
Other long-term debt:
Borrowings	—	1.6
Repayments	(14.6)	(16.0)
Dividends to:
Shareholders of Brink’s	(5.0)	(4.9)
Noncontrolling interests in subsidiaries	(0.2)	(0.2)
Proceeds from exercise of stock options	0.7	0.1
Minimum tax withholdings associated with share-based compensation	(8.8)	(4.2)
Other	0.5	0.8
Net cash provided by financing activities	51.3	48.5
Effect of exchange rate changes on cash	6.2	1.9
Cash and cash equivalents:
Increase (decrease)	35.2	(11.5)
Balance at beginning of period	183.5	198.3
Balance at end of period	$218.7	186.8

See accompanying notes to condensed consolidated financial statements

THE BRINK’S COMPANY
and subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of presentation

Effective February 2017, The Brink’s Company (along with its subsidiaries, “Brink’s” or “we”) implemented changes to its organizational and management structure. As a result of these changes, we now have three operating segments:

•	North America

•	South America

•	Rest of World

Our unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2016.

We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements. Actual results could differ materially from these estimates.  The most significant estimates are related to goodwill and other long-lived assets, pension and other retirement benefit obligations, legal contingencies and deferred tax assets.

Consolidation
The method of accounting applied to investments in businesses, whether consolidated, equity or cost, involves an evaluation of all significant terms of the investments that explicitly grant or suggest evidence of control or influence over the operations of the investee. The condensed consolidated financial statements include our controlled subsidiaries.  Control is determined based on ownership rights or, when applicable, based on whether we are considered to be the primary beneficiary of a variable interest entity.  For controlled subsidiaries that are not wholly-owned, the noncontrolling interests are included in net income and in total equity.

Investments in businesses that we do not control, but for which we have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method and our proportionate share of income or loss is recorded in other operating income (expense).  Investments in businesses for which we do not have the ability to exercise significant influence over operating and financial policies are accounted for under the cost method or, if applicable, as available-for-sale securities.  All intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation
Our condensed consolidated financial statements are reported in U.S. dollars.  Our foreign subsidiaries maintain their records primarily in the currency of the country in which they operate.

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

Remeasurement rates during 2017 and 2016.  In the first quarter of 2016, the Venezuelan government replaced the SIMADI exchange mechanism with the DICOM exchange mechanism and announced that it would allow the DICOM exchange mechanism rate to float freely. At March 31, 2016, the DICOM rate was approximately 273 bolivars to the dollar. Since then, the rate has declined 62% to close at approximately 710 bolivars to the dollar at March 31, 2017. We have received only minimal U.S. dollars through this exchange mechanism. In the first three months of 2017, we recognized a $0.3 million pretax remeasurement loss.  The after-tax effect of this loss attributable to noncontrolling interest was $0.1 million. In the first three months of 2016, we recognized a $2.8 million pretax remeasurement loss. However, the after-tax effect of this loss attributable to noncontrolling interest was income of $0.5 million.

Items related to our Venezuelan operations are as follows:

•	Our investment in our Venezuelan operations on an equity-method basis was $28.5 million at March 31, 2017 and $19.2 million at December 31, 2016.

•	Our Venezuelan operations had net payables to other Brink's affiliates of $7.5 million at March 31, 2017 and $6.1 million at December 31, 2016.

•	Our Venezuelan operations had net non-monetary assets of $20.6 million at March 31, 2017 and $17.6 million at December 31, 2016.

•
Our bolivar-denominated net monetary net assets were $12.9 million (including $15.0 million of cash and cash equivalents) at March 31, 2017 and $1.4 million (including $6.8 million of cash and cash equivalents) at December 31, 2016.

•	Accumulated other comprehensive losses attributable to Brink’s shareholders related to our Venezuelan operations were $114.4 million at March 31, 2017 and $114.7 million at December 31, 2016.

Argentina
The economy in Argentina has had significant inflation in recent years. As of March 31, 2017, Argentina was not designated as a highly inflationary economy for accounting purposes. We will continue to monitor developments in Argentina at each reporting date to determine whether we should consolidate Brink's Argentina results using our accounting policy for subsidiaries operating in highly inflationary economies. We use the official exchange rate to translate the Brink's Argentina balance sheet and income statement. At March 31, 2017, the official exchange rate was approximately 15.4 Argentine pesos to the U.S. dollar. At March 31, 2017, we had cash and short term investments denominated in Argentine pesos of $25.4 million.

Ireland
Due to management's decision in the first quarter of 2016 to exit the Republic of Ireland, the prospective impacts of shutting down this operation were included in items not allocated to segments and were excluded from the operating segments effective March 1, 2016. Beginning May 1, 2016, due to management's decision to also exit Northern Ireland, the results of shutting down these operations were treated similarly to the Republic of Ireland. International shipments to and from Ireland will continue to be provided through Brink’s Global Services ("BGS").

New Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts with Customers, a new standard related to revenue recognition, which requires an entity to recognize an amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of this new standard to January 1, 2018. Subsequently, the FASB has continued to refine the standard and has issued several amendments. We have not yet completed our final review of the impact of this guidance but we believe that the most likely effects will be related to variable consideration and capitalization of costs to obtain contracts. We are also continuing to review potential disclosures and our method of adoption in order to complete our evaluation. Based on our preliminary assessment, we do not expect a material impact on our financial reporting.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies how certain features related to share-based payments are accounted for and presented in the financial statements. We elected to early adopt this ASU in the fourth quarter of 2016 and, per the requirements of the pronouncement, we applied the amendments to the beginning of 2016. Under ASU 2016-09, accounting changes adopted using the modified retrospective method must be calculated as of the beginning of 2016 and reported as a cumulative-effect adjustment. As a result, we recognized a $0.2 million cumulative-effect adjustment to January 1, 2016 retained earnings for previously unrecognized excess tax benefits. We have elected to continue our previous accounting policy of estimating forfeitures and, therefore, we did not recognize any cumulative-effect adjustment related to forfeitures. ASU 2016-09 requires that accounting changes adopted using the prospective method should be reported in the applicable interim periods of 2016. We did not have any material changes to previously reported interim financial information in 2016 as it relates to the recognition of excess tax benefits in the statement of operations or the classification of excess tax benefits in the statement of cash flows. In the first three months of 2017, the accounting under this ASU resulted in the recognition of $4.6 million in excess tax benefits.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, which requires entities to include restricted cash and restricted cash equivalent balances with cash and cash equivalent balances in the statement of cash flows. ASU 2016-18 will be effective January 1, 2018 and will impact the presentation of our statement of cash flows.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an entity to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. We elected to early adopt this ASU in the first quarter of 2017 using the retrospective transition method for the periods presented. As a result, the condensed consolidated statements of operations have been updated to reflect this guidance.

The adoption of this ASU resulted in a change in certain previously reported amounts in the first quarter of 2016 condensed consolidated statement of operations. Cost of revenues decreased $8.1 million, selling, general and administrative expenses decreased $1.6 million and operating profit as well as interest and other income (expense) increased $9.7 million compared to previously reported first quarter 2016 amounts. The early adoption of this ASU had no impact on the previously reported loss from continuing operations or net loss for the prior year quarter.

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

During the first quarter of 2017, we implemented changes to our organizational and management structure that resulted in changes to our operating segments for financial reporting purposes. Through the fiscal year ended December 31, 2016, our business was reported in nine operating segments: U.S., France, Mexico, Brazil, Canada, Latin America, EMEA, Asia and Payment Services. Changes in our management reporting structure during the first quarter of 2017 required us to conduct an assessment in accordance with ASC Topic 280, Segment Reporting, to determine our operating segments.

As a result of this assessment, we now have the following operating segments:

•	North America

•	South America

•	Rest of World (ROW).

Prior period information has been revised to reflect our new segment structure.

The following table summarizes our revenues and operating profit for each of our reportable segments:

	Revenues		Operating Profit
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2017	2016	2017	2016
Reportable Segments:
North America	$304.6	292.7	$10.2	3.7
South America	202.2	157.0	38.7	23.7
Rest of World	233.5	239.2	25.3	18.4
Total reportable segments	740.3	688.9	74.2	45.8

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	—	—	(19.2)	(17.6)
Foreign currency transaction gains (losses)	—	—	(1.2)	1.3
Reconciliation of segment policies to GAAP	—	—	(0.9)	3.2
Other items not allocated to segments:
Venezuela operations	48.1	32.1	21.1	2.7
Reorganization and Restructuring	—	—	(4.1)	(6.0)
Acquisitions and dispositions	—	0.8	1.0	(5.9)
Total	$788.4	721.8	$70.9	23.5
See "Other Items Not Allocated to Segment" on pages 27–28 for explanations of each of the other items not allocated to segments.

	Three Months Ended March 31,
(In millions)	2017	2016

Capital Expenditures by Business Segment
North America	$13.2	10.3
South America	5.0	2.6
Rest of World	4.8	5.9
Total reportable segments	23.0	18.8
Corporate items	4.3	1.8
Venezuela	0.5	0.2
Total	$27.8	20.8

Depreciation and Amortization by Business Segment
Depreciation and amortization of property and equipment:
North America	$16.7	16.5
South America	5.2	4.4
Rest of World	7.3	7.5
Total reportable segments	29.2	28.4
Corporate items	2.8	2.8
Venezuela	0.4	0.1
Reorganization and Restructuring	0.9	—
Depreciation and amortization of property and equipment	33.3	31.3

Amortization of intangible assets:
South America	0.5	0.5
Rest of World	0.1	0.4
Amortization of intangible assets	0.6	0.9
Total	$33.9	32.2

	March 31,	December 31,
(In millions)	2017	2016

Assets held by Segment
North America	$705.4	629.4
South America	398.2	371.4
Rest of World	660.1	621.8
Total reportable segments	1,763.7	1,622.6
Corporate items	325.0	321.3
Venezuela	74.2	50.9
Total	$2,162.9	1,994.8

Note 3 - Retirement benefits

Pension plans

We have various defined-benefit pension plans covering eligible current and former employees.  Benefits under most plans are based on salary and years of service.

The components of net periodic pension cost for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2017	2016	2017	2016	2017	2016

Three months ended March 31,

Service cost	$—	—	2.9	2.8	2.9	2.8
Interest cost on projected benefit obligation	8.8	9.2	4.8	3.4	13.6	12.6
Return on assets – expected	(13.3)	(13.7)	(2.4)	(2.3)	(15.7)	(16.0)
Amortization of losses	6.3	6.1	1.3	1.2	7.6	7.3
Amortization of prior service cost	—	—	0.2	—	0.2	—
Settlement loss	—	—	0.3	0.8	0.3	0.8
Net periodic pension cost	$1.8	1.6	7.1	5.9	8.9	7.5
We did not make cash contributions to the primary U.S. pension plan in 2016 or the first three months of 2017.  Based on current assumptions, as described in our Annual Report on Form 10-K for the year ended December 31, 2016, we do not expect to make any additional contributions to the primary U.S. pension plan until 2021.

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

The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

	UMWA Plans		Black Lung and Other Plans		Total
(In millions)	2017	2016	2017	2016	2017	2016

Three months ended March 31,

Interest cost on accumulated postretirement benefit obligations	$4.4	4.6	0.7	0.6	5.1	5.2
Return on assets – expected	(4.2)	(4.4)	—	—	(4.2)	(4.4)
Amortization of losses	4.4	4.3	0.9	0.5	5.3	4.8
Amortization of prior service (credit) cost	(1.1)	(1.1)	0.5	0.5	(0.6)	(0.6)
Net periodic postretirement cost	$3.5	3.4	2.1	1.6	5.6	5.0
The components of net periodic pension cost and net periodic postretirement cost other than the service cost component are included in interest and other income (expense) in the condensed consolidated statements of operations.

Note 4 - Income taxes

	Three Months Ended March 31,
	2017	2016
Continuing operations
Provision for income taxes (in millions)	$14.4	9.4
Effective tax rate	26.2%	105.6%

2017 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first three months of 2017 was less than the 35% U.S. statutory tax rate primarily due to the significant tax benefits related to the distribution of share-based payments partially offset by the impact of Venezuela’s earnings and related tax expense.
Excluding those items, our effective tax rate on continuing operations in the first three months of 2017 is 37%.  The rate is higher than 35% primarily due to the seasonality of book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on cross border payments and the characterization of a French business tax as an income tax, partially offset by the geographical mix of earnings and a French income tax credit.

2016 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first three months of 2016 was greater than the 35% U.S. statutory tax rate primarily due to the significant costs related to the winding down of operations in the Republic of Ireland, for which no tax benefit can be recorded, and the nondeductible expenses resulting from the currency devaluation in Venezuela.

Excluding those items, our effective tax rate on continuing operations in the first three months is 54%. The rate was higher than 35% primarily due to the seasonality of book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on undistributed earnings and the characterization of a French business tax as an income tax, partially offset by the geographical mix of earnings and a French income tax credit.

Note 5 - Accumulated other comprehensive income (loss)

Other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive loss into earnings, was as follows:

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Three months ended March 31, 2017

Amounts attributable to Brink's:
Benefit plan adjustments	$(1.5)	0.2	12.6	(4.5)	6.8
Foreign currency translation adjustments	26.3	—	—	—	26.3
Unrealized gains (losses) on available-for-sale securities	0.2	(0.1)	—	—	0.1
Gains (losses) on cash flow hedges	(0.2)	—	0.2	—	—
	24.8	0.1	12.8	(4.5)	33.2

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	—	—	0.2	—	0.2
Foreign currency translation adjustments	0.9	—	—	—	0.9
	0.9	—	0.2	—	1.1

Total
Benefit plan adjustments(a)	(1.5)	0.2	12.8	(4.5)	7.0
Foreign currency translation adjustments	27.2	—	—	—	27.2
Unrealized gains (losses) on available-for-sale securities(b)	0.2	(0.1)	—	—	0.1
Gains (losses) on cash flow hedges(c)	(0.2)	—	0.2	—	—
	$25.7	0.1	13.0	(4.5)	34.3

Three months ended March 31, 2016

Amounts attributable to Brink's:
Benefit plan adjustments	$(1.1)	0.3	12.3	(4.2)	7.3
Foreign currency translation adjustments	17.1	—	—	—	17.1
Unrealized gains on available-for-sale securities	0.2	—	—	—	0.2
Gains (losses) on cash flow hedges	(1.0)	0.1	0.7	—	(0.2)
	15.2	0.4	13.0	(4.2)	24.4

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	—	—	0.1	—	0.1
Foreign currency translation adjustments	0.7	—	—	—	0.7
	0.7	—	0.1	—	0.8

Total
Benefit plan adjustments(a)	(1.1)	0.3	12.4	(4.2)	7.4
Foreign currency translation adjustments	17.8	—	—	—	17.8
Unrealized losses on available-for-sale securities(b)	0.2	—	—	—	0.2
Gains (losses) on cash flow hedges(c)	(1.0)	0.1	0.7	—	(0.2)
	$15.9	0.4	13.1	(4.2)	25.2

(a)
The amortization of prior experience losses and prior service cost is part of total net periodic retirement benefit cost when reclassified to net income.  Net periodic retirement benefit cost also includes service cost, interest cost, expected return on assets, and settlement losses.  Due to the adoption of ASU 2017-07 (see Note 1), total service cost is allocated between cost of revenues and selling, general and administrative expenses on a plan-by-plan basis and the remaining net periodic retirement benefit cost items are allocated to interest and other income (expense):

	Three Months Ended March 31,
(In millions)	2017	2016
Total net periodic retirement benefit cost included in:
Cost of revenues	$2.3	2.3
Selling, general and administrative expenses	0.6	0.5
Interest and other income (expense)	11.6	9.7

(b)
Gains and losses on sales of available-for-sale securities are reclassified from accumulated other comprehensive loss to the income statement when the gains or losses are realized.  Pretax amounts are classified in the income statement as interest and other income (expense).

(c)	Pretax gains and losses on cash flow hedges are classified in the income statement as:

•	other operating income (expense) ($0.2 million of losses in the three months ended March 31, 2017 and $0.6 million of losses in the three months ended March 31, 2016)

•	interest and other income (expense) (no gains or losses in the three months ended March 31, 2017 and $0.1 million of losses in the three months ended March 31, 2016).

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

(In millions)	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2016	$(559.6)	(349.1)	1.0	0.7	(907.0)
Other comprehensive income (loss) before reclassifications	(1.3)	26.3	0.1	(0.2)	24.9
Amounts reclassified from accumulated other comprehensive loss	8.1	—	—	0.2	8.3
Other comprehensive income (loss) attributable to Brink's	6.8	26.3	0.1	—	33.2
Balance as of March 31, 2017	$(552.8)	(322.8)	1.1	0.7	(873.8)

Note 6 - Fair value of financial instruments

Investments in Trading Securities and Available-for-sale Securities
We have investments in mutual funds designated as trading securities and as available-for-sale securities that are carried at fair value in the financial statements. For these investments, fair value was estimated based on quoted market prices categorized as a Level 1 valuation.

Fixed-Rate Debt
The fair value and carrying value of our fixed-rate debt are as follows:

(In millions)	March 31, 2017	December 31, 2016

Unsecured notes issued in a private placement
Carrying value	$78.6	85.7
Fair value	79.9	88.2

The fair value estimate of our unsecured private-placement notes is based on the present value of future cash flows, discounted at rates for similar instruments at the respective measurement dates, which we have categorized as a Level 3 valuation.

Forward and Swap Contracts
We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At March 31, 2017, the notional value of our shorter term outstanding foreign currency forward and swap contracts was $28.6 million, with average maturities of approximately one month.  These shorter term foreign currency forward and swap contracts primarily offset exposures in the British pound and the euro and are not designated as hedges for accounting purposes. At March 31, 2017, the fair value of these shorter term foreign currency contracts was not significant.

In 2013, we entered into a longer term cross-currency swap to hedge against the change in value of a long-term intercompany loan denominated in Brazilian real.  This longer term contract is designated as a cash flow hedge for accounting purposes. At March 31, 2017, the notional value of this contract was $6.3 million with a remaining weighted-average maturity of 0.5 years.  At March 31, 2017, the fair value of this longer term swap contract was an asset of $2.3 million, which is included in prepaid expenses and other on the condensed consolidated balance sheet.

In the first quarter of 2016, we entered into two interest rate swaps with a total notional value of $40 million with a remaining weighted-average maturity of 2.0 years. These swaps were entered into to hedge cash flow risk associated with changes in variable interest rates and are designated as cash flow hedges for accounting purposes. At March 31, 2017, the fair value of these interest rates swaps was a net asset of $0.9 million, which is included in other assets on the condensed consolidated balance sheet.

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

There were no transfers in or out of any of the levels of the valuation hierarchy in the first three months of 2017.

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

Outstanding awards at March 31, 2017, include performance share units, market share units, restricted stock units, deferred stock units, performance-based stock options, time-based stock options and certain awards that will be settled in cash.

Compensation Expense
Compensation expense is measured using the fair-value-based method.  For employee and director awards considered equity grants, compensation expense is recognized from the award or grant date to the earlier of the retirement-eligible date or the vesting date.

In February 2016, the Compensation and Benefits Committee of the Board of Directors modified the terms of performance share units originally awarded or granted in 2013, 2014 and 2015 to reflect the impact of removing Venezuela operations from the Company’s segment results beginning in 2015. For each of the affected performance share units, consolidated results for 2015 and each subsequent year within the respective performance period was or will be adjusted to reflect Venezuela results at the amount originally projected in the applicable performance target. No incremental compensation cost associated with the modification has been recognized as the modified goal is expected to be more difficult to achieve and, in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, we continue to recognize expense as calculated using the original performance goal.

Compensation expenses are classified as selling, general and administrative expenses in the condensed consolidated statements of operations. Compensation expenses for the share-based awards were as follows:

	Compensation Expense
	Three Months Ended March 31,
(in millions)	2017	2016

Performance Share Units	$2.6	1.3
Market Share Units	0.1	0.2
Restricted Stock Units	1.2	1.1
Deferred Stock Units	0.2	0.2
Stock Options	0.4	—
Share-based payment expense	4.5	2.8
Income tax benefit	(1.6)	(1.0)
Share-based payment expense, net of tax	$2.9	1.8
Performance-Based Stock Options
In 2017 and 2016, we granted performance-based stock options that have a service condition as well as a market condition. In addition, some of the awards granted in 2016 contain a non-financial performance condition. We measure the fair value of these performance-based options at the grant date using a Monte Carlo simulation model.

The following table summarizes performance-based stock option activity during the first three months of 2017:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2016	580.9	$6.01
Granted	298.9	11.97
Forfeited	—	—
Exercised	—	—
Outstanding balance as of March 31, 2017	879.8	$8.04

Restricted Stock Units (“RSUs”)
We granted RSUs that contain only a service condition. We measure the fair value of RSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period.

The following table summarizes RSU activity during the first three months of 2017:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2016	296.5	$27.84
Granted	91.7	51.96
Forfeited	(10.8)	27.31
Vested	(88.6)	27.47
Nonvested balance as of March 31, 2017	288.8	$35.63
Performance Share Units ("PSUs”)
Prior to 2016, we granted PSUs that contained a performance condition, a market condition and a service condition. In 2017 and 2016, we granted Internal Metric PSUs ("IM PSUs") and Total Shareholder Return PSUs ("TSR PSUs").

IM PSUs contain a performance condition as well as a service condition. We measure the fair value of these PSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period. For the IM PSUs granted in 2017, the performance period is from January 1, 2017 to December 31, 2019.

TSR PSUs contain a market condition as well as a service condition. We measure the fair value of PSUs containing a market condition at the grant date using a Monte Carlo simulation model.  For the TSR PSUs granted in 2017, the performance period is from January 1, 2017 to December 31, 2019.

The following table summarizes all PSU activity during the first three months of 2017:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2016	603.2	$28.02
Granted	214.1	53.66
Forfeited	(12.1)	27.53
Vested(a)	(134.3)	24.39
Nonvested balance as of March 31, 2017	670.9	$36.94

(a)
The vested PSUs presented are based on the target amount of the award. In accordance with the terms of the underlying award agreements or plan provisions, the actual shares earned and distributed for the performance period ended December 31, 2016 were 252.0.

Market Share Units ("MSUs”)
Prior to 2016, we granted MSUs that contain a market condition as well as a service condition. We measure the fair value of MSUs using a Monte Carlo simulation model.

The following table summarizes all MSU activity during the first three months of 2017:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2016	141.7	$27.02
Granted	—	—
Forfeited	—	—
Vested(a)	(67.5)	23.34
Nonvested balance as of March 31, 2017	74.2	$30.37

(a)
The vested MSUs presented are based on the target amount of the award. In accordance with the terms of the underlying award agreements or plan provisions, the actual shares earned and distributed for the performance period ended December 31, 2016 were 81.8. No additional compensation expense was required to be recognized for the additional shares distributed, as the market condition was included in the $23.34 grant date fair value.

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

The following table summarizes all DSU activity during the first three months of 2017:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2016	29.7	$29.41
Granted	—	—
Forfeited	(3.7)	29.35
Vested	—	—
Nonvested balance as of March 31, 2017	26.0	$29.42

Note 8 - Shares used to calculate earnings per share

	Three Months Ended March 31,
(In millions)	2017	2016

Weighted-average shares:
Basic(a)	50.5	49.5
Effect of dilutive stock awards and options	1.0	—
Diluted	51.5	49.5

Antidilutive stock awards and options excluded from denominator	—	1.4

(a)
We have deferred compensation plans for directors and certain of our employees.  For participants electing to defer compensation into common stock units, amounts owed to participants will be paid out in shares of Brink's common stock.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average units credited to employees and directors under the deferred compensation plans.  Accordingly, included in basic shares are 0.4 million in the three months ended March 31, 2017, and 0.5 million in the three months ended March 31, 2016.

Note 9 - Loss from discontinued operations

	Three Months Ended March 31,
(In millions)	2017	2016
Adjustments to contingencies of former operations(a):
Other	$(0.1)	—
Income (loss) from discontinued operations before income taxes	(0.1)	—
Provision (benefit) for income taxes	(0.1)	—
Income (loss) from discontinued operations, net of tax	$—	—

(a)	Primarily related to former businesses previously exited.

Divestitures not classified as discontinued operations:

•	We shut down our Irish domestic operations in September 2016. In the first quarter of 2016, these operations generated revenues of $3.6 million and losses from operations before tax of $7.9 million.

•	We sold our German guarding operations in October 2016. Revenues and income (loss) from operations before tax were not significant for this business in the first quarter of 2016.

Note 10 - Supplemental cash flow information

	Three Months Ended March 31,
(In millions)	2017	2016
Cash paid for:
Interest	$5.8	5.6
Income taxes, net	17.9	14.4

Non-cash Investing and Financing Activities
We acquired $14.8 million in armored vehicles under capital lease arrangements in the first three months of 2017 compared to $3.9 million in armored vehicles and other equipment acquired under capital lease arrangements in the first three months of 2016.

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

At March 31, 2017, we held $70.2 million of restricted cash ($24.0 million represented short-term borrowings, $42.9 million represented restricted cash held for customers, and $3.3 million represented deposit liabilities). At December 31, 2016, we held $55.5 million of restricted cash ($22.3 million represented short-term borrowings and $33.2 million represented restricted cash held for customers).

Note 11 - Contingent matters

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

Note 12 - Reorganization and Restructuring

2016 Reorganization and Restructuring
In the fourth quarter of 2016, management implemented restructuring actions across our global business operations and our corporate functions. As a result of these actions, we recognized $18.1 million in related 2016 costs. We recognized an additional $2.8 million in the first three months of 2017 related to this restructuring for additional asset-related adjustments and severance costs. Severance actions are expected to reduce our global workforce by 800 to 900 positions. We expect that the 2016 restructuring will result in $8 to $12 million in 2017 cost savings. We expect to incur additional costs between $15 and $20 million in future periods, primarily severance costs.

The following table summarizes the costs incurred, payments and utilization, and foreign currency exchange effects of the 2016 Reorganization and Restructuring:

(In millions)	Asset Related Adjustments	Severance Costs	Lease Terminations	Total

Balance as of January 1, 2017	$—	7.0	0.6	7.6
Expense (benefit)	1.0	1.8	—	2.8
Payments and utilization	(1.0)	(4.5)	0.2	(5.3)
Balance as of March 31, 2017	$—	4.3	0.8	5.1

Executive Leadership and Board of Directors Restructuring
In the fourth quarter of 2015, we recognized $1.8 million in costs related to the restructuring of executive leadership and the Board of Directors, which was announced in January 2016. We also recognized an additional $3.2 million in charges, primarily severance costs, in the first quarter of 2016.

2015 Reorganization and Restructuring
Brink's initiated a global restructuring of its business in the third quarter of 2015. We recognized $11.6 million in related 2015 costs related to employee severance, contract terminations, and property impairment. We recognized an additional $2.8 million in the first quarter of 2016 related to this restructuring for additional severance costs and contract terminations. The 2015 Reorganization and Restructuring reduced the global workforce by approximately 1,100 positions and resulted in approximately $20 million in 2016 savings. The actions under this program were substantially completed by the end of 2016, with cumulative pretax charges of approximately $18 million.

Note 13 - Subsequent Events

In April 2017, we acquired 100% of the capital stock of Muitofacil Holding Ltda., a Brazil-based holding company, and its subsidiary, Muitofacil Arrecadacao e Recebimento Ltda. (together "Pag Facil"). Pag Facil offers bank correspondent services, bill payment processing and mobile phone top-up services in Brazil and is expected to supplement our existing Brazilian payment services businesses. Annual revenues for Pag Facil in 2016 were approximately $30 million.

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

During the first quarter of 2017, we implemented changes to our organizational and management structure that resulted in changes to our operating segments for financial reporting purposes. Through the fiscal year ended December 31, 2016, our business was reported in nine operating segments: U.S., France, Mexico, Brazil, Canada, Latin America, EMEA, Asia and Payment Services. Changes in our management reporting structure during the first quarter of 2017 required us to conduct an assessment in accordance with ASC Topic 280, Segment Reporting, to determine our operating segments.

As a result of this assessment, we now have the following operating segments:

•	North America

•	South America

•	Rest of World (ROW).

Prior period information has been revised to reflect our new segment structure.

RESULTS OF OPERATIONS

Consolidated Review

GAAP and Non-GAAP Financial Measures
We provide an analysis of our operations below on both a generally accepted accounting principles (“GAAP”) and non-GAAP basis.  The purpose of the non-GAAP information is to report our operating profit, income from continuing operations and earnings per share without certain income and expense items that do not reflect the ordinary earnings of our operations.  The non-GAAP financial measures are intended to provide information to assist comparability and estimates of future performance.  The non-GAAP adjustments used to reconcile our GAAP results are described on pages 27–28 and are reconciled to comparable GAAP measures on pages 33–34.

Definition of Organic Growth
Organic growth represents the change in revenues or operating profit between the current and prior period, excluding the effect of acquisitions and dispositions, changes in currency exchange rates (as described on page 26) and the accounting effects of reporting Venezuela under highly inflationary accounting.

	Three Months Ended March 31,		%
(In millions, except for per share amounts)	2017	2016	Change
GAAP
Revenues	$788.4	721.8	9
Cost of revenues	610.3	588.9	4
Selling, general and administrative expenses	107.1	108.7	(1)
Operating profit	70.9	23.5	fav
Income (loss) from continuing operations(a)	34.7	(3.1)	fav
Diluted EPS from continuing operations(a)	$0.67	(0.06)	fav

Non-GAAP(b)
Non-GAAP revenues	$740.3	688.9	7
Non-GAAP operating profit	52.9	32.7	62
Non-GAAP income from continuing operations(a)	29.2	15.4	90
Non-GAAP diluted EPS from continuing operations(a)	$0.57	0.31	84

(a)	Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.

(b)	Non-GAAP results are reconciled to the applicable GAAP results on pages 33–34.

GAAP Basis
Analysis of Consolidated Results: First Quarter 2017 versus First Quarter 2016
Consolidated Revenues  Revenues increased $66.6 million as organic growth in Venezuela ($126.6 million), South America ($26.1 million), North America ($19.0 million), and Rest of World ($4.8 million) was partially offset by unfavorable changes in currency exchange rates ($103.9 million) and the impact of acquisitions and dispositions ($6.0 million). A significant portion of the reduction in revenues from currency exchange rates relates to the strengthening of the U.S. dollar against the Venezuela bolivar ($110.6 million).  Revenues increased 24% on an organic basis due mainly to higher average selling prices in Venezuela and Argentina (including the effects of inflation) and organic revenue growth in the U.S., primarily from the sale of onsite cash recyclers. See above for our definition of “organic.”

Consolidated Costs and Expenses  Cost of revenues increased 4% to $610.3 million due to inflation-based increases on labor and other operational costs as well as higher equipment costs from recycler sales. Selling, general and administrative costs decreased 1% to $107.1 million.

Consolidated Operating Profit Operating profit increased $47.4 million due mainly to:

•	organic increases in Venezuela ($64.8 million), South America ($14.8 million), North America ($6.9 million), and Rest of World ($6.0 million) and

•	the exit of operations in Ireland ($7.5 million)
partially offset by:

•	unfavorable changes in currency exchange rates ($50.2 million), including the effects of Venezuela devaluations and

•	higher corporate expenses ($5.7 million on an organic basis)

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Income from continuing operations attributable to Brink’s shareholders in 2017 increased $37.8 million to $34.7 million primarily due to the operating profit increase mentioned above, partially offset by higher income tax expense ($5.0 million) and higher income attributable to noncontrolling interests ($3.2 million). Earnings per share from continuing operations was $0.67, up from negative $0.06 in 2016.

Non-GAAP Basis
Analysis of Consolidated Results: First Quarter 2017 versus First Quarter 2016
Non-GAAP Consolidated Revenues  Non-GAAP revenues increased $51.4 million primarily due to organic growth in South America ($26.1 million), North America ($19.0 million), and Rest of World ($4.8 million), as well as favorable changes in currency exchange rates ($6.7 million). The increase was partially offset by the unfavorable impact of acquisitions and dispositions ($5.2 million). The favorable currency impact was driven by the Brazilian real which was slightly offset by the unfavorable impact of the Argentine peso and Mexican peso. Non-GAAP revenues increased 7% on an organic basis due mainly to higher average selling prices in Argentina (including the effects of inflation) and organic revenue growth in the U.S., primarily from the sale of onsite cash recyclers. See page 24 for our definition of “organic.”

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit increased $20.2 million due mainly to:

•	organic increases in South America ($14.8 million), North America ($6.9 million), and Rest of World ($6.0 million)
partially offset by:

•	higher corporate expenses ($5.7 million on an organic basis) and

•	unfavorable impact of changes in currency exchange rates ($3.1 million).

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders in 2017 increased $13.8 million to $29.2 million primarily due to the non-GAAP operating profit increase mentioned above, partially offset by the corresponding higher non-GAAP income tax expense ($6.8 million). Non-GAAP earnings per share from continuing operations was $0.57, up from $0.31 in 2016.

Revenues and Operating Profit by Segment: First Quarter 2017 versus First Quarter 2016

		Organic	Acquisitions /			% Change
(In millions)	1Q'16	Change	Dispositions(a)	Currency(b)	1Q'17	Total	Organic
Revenues:
North America	$292.7	19.0	0.7	(7.8)	304.6	4	6
South America	157.0	26.1	—	19.1	202.2	29	17
Rest of World	239.2	4.8	(5.9)	(4.6)	233.5	(2)	2
Segment revenues - GAAP and non-GAAP	688.9	49.9	(5.2)	6.7	740.3	7	7

Other items not allocated to segments(d)	32.9	126.6	(0.8)	(110.6)	48.1	46	fav
Revenues - GAAP	$721.8	176.5	(6.0)	(103.9)	788.4	9	24

Operating profit:
North America	$3.7	6.9	0.1	(0.5)	10.2	fav	fav
South America	23.7	14.8	—	0.2	38.7	63	62
Rest of World	18.4	6.0	1.2	(0.3)	25.3	38	33
Corporate(c)	(13.1)	(5.7)	—	(2.5)	(21.3)	63	44
Operating profit - non-GAAP	32.7	22.0	1.3	(3.1)	52.9	62	67

Other items not allocated to segments(d)	(9.2)	67.4	6.9	(47.1)	18.0	fav	fav
Operating profit (loss) - GAAP	$23.5	89.4	8.2	(50.2)	70.9	fav	fav
Amounts may not add due to rounding.

(a)	Includes operating results and gains/losses on acquisitions and dispositions of assets and of businesses.

(b)
The amounts in the “Currency” column consist of the effects of Venezuela devaluations and the sum of monthly currency changes. Monthly currency changes represent the accumulation throughout the year of the impact on current period results of changes in foreign currency rates from the prior year period.

(c)	Corporate expenses are not allocated to segment results. Corporate expenses include salaries and other costs to manage the global business and to perform activities required by public companies.

(d)	See pages 27–28 for more information.

Analysis of Segment Results: First Quarter 2017 versus First Quarter 2016

North America
Revenues increased 4% ($11.9 million) as organic growth of 6% ($19.0 million) was partially offset by the negative impact of currency exchange rates ($7.8 million) primarily from the Mexican peso. Volume growth was driven by the U.S. and Mexico, with the U.S. increasing mainly due to sales of onsite cash recycler services and increased BGS volume. Operating profit increased $6.5 million primarily due to organic growth in the U.S. driven by productivity improvements, lower security losses and vehicle costs, price increases and sales of onsite cash recyclers.

South America
Revenues increased 29% ($45.2 million) primarily due to 17% organic growth ($26.1 million) driven by inflation-based price increases in Argentina, price and volume increases in Brazil and the favorable impact of currency exchange rates ($19.1 million) mostly from the Brazilian real. Operating profit increased 63% ($15.0 million) driven by organic growth in Argentina.

Rest of World
Revenues decreased 2% ($5.7 million) due to the impact of dispositions ($5.9 million) and unfavorable currency impact ($4.6 million) primarily from the euro, partially offset by 2% organic growth ($4.8 million). The organic growth was driven by Asia partially offset by an organic decrease in France due to a decline in guarding activities. Operating profit increased 38% ($6.9 million) due primarily to organic growth in Asia in both the core services and Global Services businesses, as well as the favorable impact of dispositions ($1.2 million).

Income and Expense Not Allocated to Segments

Corporate Expenses

	Three Months Ended March 31,		%
(In millions)	2017	2016	change
General, administrative and other expenses	$(19.2)	(17.6)	9
Foreign currency transaction gains (losses)	(1.2)	1.3	unfav
Reconciliation of segment policies to GAAP	(0.9)	3.2	unfav
Corporate expenses	$(21.3)	(13.1)	63

First quarter 2017 corporate expenses were up $8.2 million versus the prior year quarter and the increase was primarily due to higher bad debt expense recognized in corporate expenses. In addition, foreign currency transaction losses, security losses and share-based compensation expense increased as compared to the prior year quarter. Corporate expenses include former non-segment and regional management costs, currency transaction gains and losses, and costs related to global initiatives.

Other Items Not Allocated to Segments

	Three Months Ended March 31,		%
(In millions)	2017	2016	change
Revenues:
Venezuela operations	$48.1	32.1	50
Acquisitions and dispositions	—	0.8	(100)
Revenues	$48.1	32.9	46

Operating profit:
Venezuela operations	$21.1	2.7	fav
Reorganization and Restructuring	(4.1)	(6.0)	(32)
Acquisitions and dispositions	1.0	(5.9)	fav
Operating profit	$18.0	(9.2)	fav

The impact of other items not allocated to segments was profit of $18.0 million in the first quarter of 2017 versus the prior year period loss of $9.2 million. The change was primarily due to higher profits from our Venezuela operations in the current year quarter and prior period losses related to Ireland operations which were shut down in 2016.
Venezuela operations We have excluded from our segment results all of our Venezuela operating results, including remeasurement losses on net monetary assets related to currency devaluations of $0.3 million and $2.8 million in the first three months of 2017 and 2016, respectively, due to management’s inability to allocate, generate or redeploy resources in-country or globally. In light of these unique circumstances, our operations in Venezuela are largely independent of the rest of our global operations. As a result, the Chief Executive Officer, the Company's Chief Operating Decision maker ("CODM"), assesses segment performance and makes resource decisions by segment excluding Venezuela operating results. Additionally, management believes excluding Venezuela from segment results makes it possible to more effectively evaluate the company’s performance between periods.

Factors considered by management in excluding Venezuela results include:

•	Continued inability to repatriate cash to redeploy to other operations or dividend to shareholders

•	Highly inflationary environment

•	Fixed exchange rate policy

•	Continued currency devaluations and

•	Difficulty raising prices and controlling costs

Reorganization and Restructuring
2016 Restructuring
In the fourth quarter of 2016, management implemented restructuring actions across our global business operations and our corporate functions. As a result of these actions, we recognized $18.1 million in related 2016 costs related to asset-related adjustments, severance costs, and lease restructuring charges. We recognized an additional $2.8 million in the first three months of 2017 related to this restructuring for additional asset-related adjustments and severance costs. Severance actions are expected to reduce our global workforce by 800 to 900 positions. We expect that the 2016 restructuring will result in $8 to $12 million in 2017 cost savings. We expect to incur additional costs between $15 and $20 million in 2017, primarily severance costs.

Executive Leadership and Board of Directors
In 2015, we recognized $1.8 million in charges related to Executive Leadership and Board of Directors restructuring actions, which were announced in January 2016. We recognized $3.2 million in charges in the first quarter of 2016 related to the Executive Leadership and Board of Directors restructuring actions.

2015 Restructuring
Brink's initiated a restructuring of its business in the third quarter of 2015. We recognized $11.6 million in related 2015 costs related to employee severance, contract terminations, and property impairment. We recognized an additional $2.8 million in the first quarter of 2016 related to this restructuring for additional severance costs, contract terminations and lease terminations. The 2015 Reorganization and Restructuring reduced the global workforce by approximately 1,100 positions and resulted in approximately $20 million in 2016 savings. The actions under this program were substantially completed by the end of 2016, with cumulative pretax charges of approximately $18 million.

Due to the unique circumstances around these charges, they have not been allocated to segment results and are excluded from non-GAAP results.

Acquisitions and dispositions Certain acquisition and disposition items that are not considered part of the ongoing activities of the business and are special in nature are consistently excluded from non-GAAP results. These items are described below:
2017 Acquisitions and Dispositions

•	Gains in the first quarter of 2017 relate primarily to the liquidation of our former cash-in-transit operation in Puerto Rico.

2016 Acquisitions and Dispositions

•
Due to management's decision in the first quarter of 2016 to exit the Republic of Ireland, the prospective impacts of shutting down this operation were included in items not allocated to segments and were excluded from the operating segments effective March 1, 2016. This activity is also excluded from the consolidated non-GAAP results. Beginning May 1, 2016, due to management's decision to also exit Northern Ireland, the results of shutting down these operations were treated similarly to the Republic of Ireland. 2015 revenues from both Ireland operations were approximately $20 million. Charges included in our full-year 2016 GAAP results include $4.9 million in severance costs, $1.8 million in property impairment charges, lease restructuring charges of $0.5 million and an additional $7.0 million in operating and other exit costs. These costs have been excluded from our segment and our consolidated non-GAAP results. International shipments to and from Ireland will continue to be provided through Brink’s Global Services ("BGS").

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

Changes in exchange rates may also affect transactions which are denominated in currencies other than the functional currency.  From time to time, we use foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At March 31, 2017, the notional value of our shorter term outstanding foreign currency forward and swap contracts was $28.6 million with average contract maturities of approximately one month.  These shorter term foreign currency forward and swap contracts primarily offset exposures in the British pound and the euro.  Additionally, these shorter term contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings.  We recognized gains of $0.7 million on these contracts in the first three months of 2017.  At March 31, 2017, the fair value of these shorter term foreign currency contracts was not significant.

We also have a longer term cross currency swap contract to hedge exposure in Brazilian real, which is designated as a cash flow hedge for accounting purposes.  At March 31, 2017, the notional value of this longer term contract was $6.3 million with a weighted-average maturity of 0.5 years.  We recognized net losses of $0.3 million on this contract, of which losses of $0.2 million were included in other operating income (expense) to offset transaction gains of $0.2 million and expenses of $0.1 million were included in interest and other income (expense) in the first three months of 2017.  At March 31, 2017, the fair value of the longer term cross currency swap contract was $2.3 million, which is included in prepaid expenses and other on the condensed consolidated balance sheet.

See Note 1 to the condensed consolidated financial statements for a description of government currency processes and restrictions in Venezuela and Argentina, their effect on our operations, and how we account for currency remeasurement for our Venezuelan subsidiaries.

Other Operating Income (Expense)

Other operating income (expense) includes amounts included in segment results as well as income and expense not allocated to segments.

	Three Months Ended March 31,		%
(In millions)	2017	2016	change
Foreign currency items:
Transaction losses	$(2.2)	(0.2)	unfav
Hedge gains (losses)	0.7	(1.4)	fav
Gains on sale of property and other assets	0.2	—	fav
Argentina conversion losses	—	(0.1)	(100)
Impairment losses	(0.4)	(0.5)	(20)
Share in earnings of equity affiliates	0.1	0.1	—
Royalty income	0.6	0.7	(14)
Gains on business acquisitions and dispositions	0.8	0.1	fav
Other gains (losses)	0.1	0.6	(83)
Other operating income (expense)	$(0.1)	(0.7)	(86)
Other operating expense was $0.1 million in the first quarter of 2017 versus $0.7 million of expense in the prior year period. We recognized foreign currency hedge gains in the current year quarter ($0.7 million) versus foreign currency hedge losses ($1.4 million) in the prior year quarter. The favorable change in foreign currency hedges was partially offset by higher foreign currency transaction losses ($2.0 million) in the 2017 quarter. See Note 1 to the condensed consolidated financial statements for a description of the change in currency exchange processes and rates in Venezuela.

Nonoperating Income and Expense

Interest expense

	Three Months Ended March 31,		%
(In millions)	2017	2016	change
Interest expense	$(4.8)	(4.9)	(2)

Interest and other income (expense)

	Three Months Ended March 31,		%
(In millions)	2017	2016	change
Interest income	$0.7	0.6	17
Foreign currency hedge losses	—	(0.1)	(100)
Retirement benefit cost other than service cost	(11.6)	(9.7)	20
Other	(0.3)	(0.5)	(40)
Interest and other income	$(11.2)	(9.7)	15

Income Taxes

	Three Months Ended March 31,
	2017	2016
Continuing operations
Provision for income taxes (in millions)	$14.4	9.4
Effective tax rate	26.2%	105.6%

2017 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first three months of 2017 was less than the 35% U.S. statutory tax rate primarily due to the significant tax benefits related to the distribution of share-based payments partially offset by the impact of Venezuela’s earnings and related tax expense.
Excluding those items, our effective tax rate on continuing operations in the first three months of 2017 is 37%.  The rate is higher than 35% primarily due to the seasonality of book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on cross border payments and the characterization of a French business tax as an income tax, partially offset by the geographical mix of earnings and a French income tax credit.

2016 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first three months of 2016 was greater than the 35% U.S. statutory tax rate primarily due to the significant costs related to the winding down of operations in the Republic of Ireland, for which no tax benefit can be recorded, and the nondeductible expenses resulting from the currency devaluation in Venezuela.

Excluding those items, our effective tax rate on continuing operations in the first three months is 54%. The rate was higher than 35% primarily due to the seasonality of book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on undistributed earnings and the characterization of a French business tax as an income tax, partially offset by the geographical mix of earnings and a French income tax credit.

Deferred Tax Assets
Deferred tax assets are future tax deductions that result primarily from the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes.  At December 31, 2016, we had $271 million of U.S. deferred tax assets, net of valuation allowances, primarily related to our retirement plan obligations.  These future tax deductions may not be realized if tax rules change, if forecasted U.S. operational results are not realized or if any other U.S. projected future taxable income is insufficient. Consequently, not realizing our U.S. deferred tax assets may significantly and materially affect our financial condition, results of operations and cash flows.  Further, the recent proposals to lower the U.S. corporate income tax rate would require us to recognize a significant income tax expense to reduce the U.S. deferred tax asset, if such a proposal is enacted into law.

Effective Tax Rate
Our effective tax rate may fluctuate materially from these estimates due to changes in permanent book-tax differences, changes in the expected amount and geographical mix of earnings, changes in current or deferred taxes due to legislative changes, changes in valuation allowances or accruals for contingencies, changes in distributions of share-based payments and other factors.

Noncontrolling Interests

	Three Months Ended March 31,		%
(In millions)	2017	2016	change
Net income (loss) attributable to noncontrolling interests	$5.8	2.6	fav

The change from $2.6 million net income attributable to noncontrolling interests in the first quarter of 2016 to $5.8 million of net income attributable to noncontrolling interests in the first quarter of 2017 was primarily due to improved results in our Venezuelan subsidiaries.

See Note 1 to the condensed consolidated financial statements for more information about the currency devaluations of our Venezuelan subsidiaries and lower currency remeasurement charges from devaluation of Venezuelan currency.

Loss from Discontinued Operations

	Three Months Ended March 31,
(In millions)	2017	2016
Adjustments to contingencies of former operations(a):
Other	$(0.1)	—
Income (loss) from discontinued operations before income taxes	(0.1)	—
Provision (benefit) for income taxes	(0.1)	—
Income (loss) from discontinued operations, net of tax	$—	—

(a)	Primarily related to former businesses previously exited.

Divestitures not classified as discontinued operations:

•	We shut down our Irish domestic operations in September 2016. In the first quarter of 2016, these operations generated revenues of $3.6 million and losses from operations before tax of $7.9 million.

•	We sold our German guarding operations in October 2016. Revenues and income (loss) from operations before tax were not significant for this business in the first quarter of 2016.

Non-GAAP Results Reconciled to GAAP

Non-GAAP results described in this filing are financial measures that are not required by or presented in accordance with GAAP. The purpose of the non-GAAP results is to report financial information from the primary operations of our business by excluding the effects of certain income and expenses that do not reflect the ordinary earnings of our operations. The specific items excluded have not been allocated to segments, are described in detail on pages 27–28, and are reconciled to comparable GAAP measures below.

Non-GAAP results adjust the quarterly non-GAAP tax rates so that the non-GAAP tax rate in each of the quarters is equal to the full-year estimated non-GAAP tax rate. The full-year non-GAAP tax rate in both years excludes certain pretax and income tax amounts. Amounts reported for prior periods have been updated in this report to present information consistently for all periods presented.

The Non-GAAP information is intended to provide information to assist analysts and investors with comparability of financial performance and estimates of future performance. Brink’s believes these measures are helpful in assessing operations and estimating future results. Management uses non-GAAP results to evaluate our period-over-period operating performance because our management believes this provides a more comparable measure of our continuing business. Additionally, non-GAAP results are utilized as performance measures in certain management incentive compensation plans.

Non-GAAP results should not be considered as an alternative to revenue, income or earnings per share amounts determined in accordance with GAAP and should be read in conjunction with their GAAP counterparts.

	YTD '16			YTD '17
(In millions, except for percentages)	Pre-tax	Tax	Effective tax rate	Pre-tax	Tax	Effective tax rate
Effective Income Tax Rate(a)
GAAP	$8.9	9.4	105.6%	$54.9	14.4	26.2%
Retirement plans(d)	7.3	2.6		7.3	2.7
Other items not allocated to segments(b)	10.0	(0.6)		(15.1)	(3.5)
Income tax rate adjustment(c)	—	(1.7)		—	2.9
Non-GAAP	$26.2	9.7	36.9%	$47.1	16.5	35.0%

Amounts may not add due to rounding.

(a)	From continuing operations.

(b)
See “Other Items Not Allocated To Segments” on pages 27–28 for pre-tax amounts and details.  Other Items Not Allocated To Segments for noncontrolling interests, income from continuing operations attributable to Brink's and EPS are the effects of the same items at their respective line items of the condensed consolidated statements of operations.

(c)
Non-GAAP income from continuing operations and non-GAAP EPS have been adjusted to reflect an effective income tax rate in each interim period equal to the full-year non-GAAP effective income tax rate. The full-year non-GAAP effective tax rate is estimated at ~35.0% for 2017 and was 36.9% for 2016.

(d)
Our U.S. Retirement plans are frozen and costs related to these plans are excluded from non-GAAP results. Certain non-U.S. operations also have retirement plans. Settlement charges related to these non-U.S. plans are also excluded from non-GAAP results.

Non-GAAP Results Reconciled to GAAP

	Three Months Ended March 31,
(In millions, except for percentages and per share amounts)	2017	2016
Revenues:
GAAP	$788.4	721.8
Other items not allocated to segments(b)	(48.1)	(32.9)
Non-GAAP	$740.3	688.9

Operating profit:
GAAP	$70.9	23.5
Other items not allocated to segments(b)	(18.0)	9.2
Non-GAAP	$52.9	32.7

Interest expense:
GAAP	$(4.8)	(4.9)
Other items not allocated to segments(b)	—	0.1
Non-GAAP	$(4.8)	(4.8)

Interest and other income (expense):
GAAP	$(11.2)	(9.7)
Retirement plans(d)	7.3	7.3
Other items not allocated to segments(b)	2.9	0.7
Non-GAAP	$(1.0)	(1.7)

Provision for income taxes:
GAAP	$14.4	9.4
Retirement plans(d)	2.7	2.6
Other items not allocated to segments(b)	(3.5)	(0.6)
Income tax rate adjustment(c)	2.9	(1.7)
Non-GAAP	$16.5	9.7

Net income (loss) attributable to noncontrolling interests:
GAAP	$5.8	2.6
Other items not allocated to segments(b)	(4.6)	(1.1)
Income tax rate adjustment(c)	0.2	(0.4)
Non-GAAP	$1.4	1.1

Income (loss) from continuing operations attributable to Brink's:
GAAP	$34.7	(3.1)
Retirement plans(d)	4.6	4.7
Other items not allocated to segments(b)	(7.0)	11.7
Income tax rate adjustment(c)	(3.1)	2.1
Non-GAAP	$29.2	15.4

Diluted EPS:
GAAP	$0.67	(0.06)
Retirement plans(d)	0.09	0.09
Other items not allocated to segments(b)	(0.14)	0.24
Income tax rate adjustment(c)	(0.06)	0.04
Non-GAAP	$0.57	0.31

Non-GAAP margin	7.1%	4.7%

Amounts may not add due to rounding.

See page 33 for footnote explanations.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows from operating activities increased by $64.7 million in the first three months of 2017 as compared to the first three months of 2016.  Cash used for investing activities increased by $25.1 million in the first three months of 2017 compared to the first three months of 2016 as a result of a business acquisition, an increase in capital expenditures and higher marketable security purchase activity. We financed our liquidity needs in the first three months of 2017 with cash flows from long-term debt.

Operating Activities

	Three Months Ended March 31,		$
(In millions)	2017	2016	change
Cash flows from operating activities
Operating activities - GAAP	$26.9	(37.8)	64.7
Venezuela operations	(9.1)	(11.7)	2.6
(Increase) decrease in certain customer obligations(a)	(4.2)	18.5	(22.7)
Operating activities - non-GAAP	$13.6	(31.0)	44.6

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

Non-GAAP cash flows from operating activities is a supplemental financial measure that is not required by, or presented in accordance with GAAP. The purpose of this non-GAAP measure is to report financial information excluding cash flows from Venezuela operations and the impact of cash received and processed in certain of our Cash Management Services operations. We believe this measure is helpful in assessing cash flows from operations, enables period-to-period comparability and is useful in predicting future operating cash flows. This non-GAAP measure should not be considered as an alternative to cash flows from operating activities determined in accordance with GAAP and should be read in conjunction with our condensed consolidated statements of cash flows.

GAAP
Cash flows from operating activities increased by $64.7 million in the first three months of 2017 compared to the same period in 2016.  The increase was primarily due to higher operating profit and changes in customer obligations of certain of our secure Cash Management Services operations (cash held for customers increased by $4.2 million in the first three months of 2017 compared to a decrease of $18.5 million in the same period in 2016). These favorable changes were partially offset by a decrease in operating cash provided by Venezuela operations of $2.6 million.

Non-GAAP
Non-GAAP cash flows from operating activities increased by $44.6 million in the first three months of 2017 as compared to the same period in 2016.  The increase was primarily due to higher operating profit.

Investing Activities

	Three Months Ended March 31,		$
(In millions)	2017	2016	change
Cash flows from investing activities
Capital expenditures	$(27.8)	(20.8)	(7.0)
Acquisitions	(14.2)	—	(14.2)
Dispositions	1.1	—	1.1
Marketable securities:
Purchases	(9.3)	(5.8)	(3.5)
Sales	0.4	2.3	(1.9)
Proceeds from sale of property, equipment and investments	0.6	0.2	0.4
Investing activities	$(49.2)	(24.1)	(25.1)

Cash used by investing activities increased by $25.1 million in the first three months of 2017 versus the first three months of 2016.  The increase was primarily due to a business acquisition for $14.2 million, an increase in capital expenditures of $7.0 million and higher purchase activity of marketable securities ($3.5 million) during the first three months of 2017.

Capital expenditures and depreciation and amortization were as follows:

	Three Months Ended March 31,		$	Full Year
(In millions)	2017	2016	change	2016
Property and equipment acquired during the period
Capital expenditures:(a)
North America	$13.2	10.3	2.9	42.0
South America	5.0	2.6	2.4	24.0
Rest of World	4.8	5.9	(1.1)	32.2
Corporate	4.3	1.8	2.5	9.0
Capital expenditures - non-GAAP	27.3	20.6	6.7	107.2
Venezuela	0.5	0.2	0.3	5.0
Capital expenditures - GAAP	$27.8	20.8	7.0	112.2

Capital leases:(b)
North America	$14.7	3.9	10.8	23.2
South America	0.1	—	0.1	6.2
Rest of World	—	—	—	—
Corporate	—	—	—	—
Capital leases - GAAP and non-GAAP	$14.8	3.9	10.9	29.4

Total:
North America	$27.9	14.2	13.7	65.2
South America	5.1	2.6	2.5	30.2
Rest of World	4.8	5.9	(1.1)	32.2
Corporate	4.3	1.8	2.5	9.0
Total property and equipment acquired excluding Venezuela	42.1	24.5	17.6	136.6
Venezuela	0.5	0.2	0.3	5.0
Total property and equipment acquired	$42.6	24.7	17.9	141.6

Depreciation and amortization(a)
North America	$16.7	16.5	0.2	66.8
South America	5.7	4.9	0.8	21.2
Rest of World	7.4	7.9	(0.5)	31.2
Corporate	2.8	2.8	—	10.9
Depreciation and amortization - non-GAAP	32.6	32.1	0.5	130.1
Venezuela	0.4	0.1	0.3	0.7
Reorganization and Restructuring	0.9	—	0.9	0.8
Depreciation and amortization - GAAP	$33.9	32.2	1.7	131.6

(a)
Capital expenditures as well as depreciation and amortization related to Venezuela have been excluded from South America. In addition, accelerated depreciation related to Reorganization and Restructuring activities has been excluded from non-GAAP amounts.

(b)
Represents the amount of property and equipment acquired using capital leases.  Because the assets are acquired without using cash, the acquisitions are not reflected in the condensed consolidated cash flow statement.  Amounts are provided here to assist in the comparison of assets acquired in the current year versus prior years. Sale leaseback transactions are excluded from "Capital leases" in this table.

Our reinvestment ratio, which we define as the annual amount of property and equipment acquired during the period divided by the annual amount of depreciation, was 1.2 for the twelve months ending March 31, 2017 compared to 1.0 for the twelve months ending March 31, 2016.

Capital expenditures in the first three months of 2017 were primarily for armored vehicles, CompuSafes®, information technology and machinery and equipment.

Financing Activities

	Three Months Ended March 31,		$
(In millions)	2017	2016	change
Cash flows from financing activities
Borrowings and repayments:
Short-term borrowings	$(11.3)	20.5	(31.8)
Long-term revolving credit facilities, net	90.0	50.8	39.2
Other long-term debt, net	(14.6)	(14.4)	(0.2)
Borrowings (repayments)	64.1	56.9	7.2

Dividends to:
Shareholders of Brink’s	(5.0)	(4.9)	(0.1)
Noncontrolling interests in subsidiaries	(0.2)	(0.2)	—
Minimum tax withholdings associated with share-based compensation	(8.8)	(4.2)	(4.6)
Other	1.2	0.9	0.3
Financing activities	$51.3	48.5	2.8

Debt borrowings and repayments
Cash flows from financing activities increased by $2.8 million in the first three months of 2017 compared to the first three months of 2016 as net borrowing on our revolving credit facilities exceeded net repayments of short-term borrowings and other long-term debt.

Dividends
We paid dividends to Brink’s shareholders of $0.10 per share or $5.0 million in the first three months of 2017, similar to the prior year.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the Board of Directors.

Reconciliation of Net Debt to U.S. GAAP Measures

	March 31,	December 31,
(In millions)	2017	2016
Debt:
Short-term borrowings	$156.4	162.8
Long-term debt	372.0	280.4
Total Debt	528.4	443.2
Restricted cash borrowings(a)	(24.0)	(22.3)
Total Debt without restricted cash borrowings	504.4	420.9

Less:
Cash and cash equivalents	218.7	183.5
Amounts held by Cash Management Services operations(b)	(15.1)	(9.8)
Cash and cash equivalents available for general corporate purposes	203.6	173.7

Net Debt	$300.8	247.2

(a)
Restricted cash borrowings are related to cash borrowed under lending arrangements used in the process of managing customer cash supply chains, which is currently classified as restricted cash and not available for general corporate purposes.

(b)
Title to cash received and processed in certain of our secure Cash Management Services operations transfers to us for a short period of time. The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources and in our computation of Net Debt.

Net Debt is a supplemental non-GAAP financial measure that is not required by, or presented in accordance with GAAP. We use Net Debt as a measure of our financial leverage. We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage. Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our condensed consolidated balance sheets. Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP, as of March 31, 2017, and December 31, 2016.  Net Debt excluding cash and debt in Venezuelan operations was $316 million at March 31, 2017, and $255 million at December 31, 2016.

Net Debt increased by $54 million primarily to fund business acquisitions and working capital needs during the period including insurance and bonus payments.

Liquidity Needs
Our operating liquidity needs are typically financed by cash from operations, short-term debt and the Revolving Facility (our debt facilities are described below). We have certain limitations and considerations related to the cash and borrowing capacity that are reported in our condensed consolidated financial statements.  Based on our current cash on hand, amounts available under our credit facilities and current projections of cash flows from operations, we believe that we will be able to meet our liquidity needs for more than the next twelve months.

Limitations on dividends from foreign subsidiaries.   A significant portion of our operations are outside the U.S. which may make it difficult to repatriate cash for use in the U.S.  See “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2016, for more information on the risks associated with having businesses outside the U.S.

Incremental taxes.  Of the $218.7 million of cash and cash equivalents at March 31, 2017, $186.4 million is held by subsidiaries that we consider to be permanently invested and for which we do not expect to repatriate to the U.S.  If we were to decide to repatriate this cash to the U.S., we may have to accrue and pay additional income taxes.  Given the number of foreign operations and the complexities of the tax law, it is not practical to estimate the potential tax liability, but the amount of taxes owed could be material depending on how and when the repatriation occurred.

Venezuela.  We have $15.0 million of cash and cash equivalents denominated in Venezuelan bolivars (as remeasured at the published DICOM rate of 710 bolivars to the U.S. dollar) at March 31, 2017.  We believe that the DICOM process to convert bolivars (as described in Note 1 to the condensed consolidated financial statements) is the only method for which we could receive U.S. dollars that we need to operate our business and to repatriate earnings. The Venezuelan government has restricted conversions of bolivars into U.S. dollars in the past and may do so in the future. We did not repatriate any U.S. dollars from Venezuela in 2016 and have not done so to date in 2017.

Debt

	March 31,	December 31,
(In millions)	2017	2016
Debt:
Short-term borrowings
Uncommitted credit facilities	$89.2	108.3
Restricted cash borrowings(a)	24.0	22.3
Other	43.2	32.2
Total short-term borrowings	$156.4	162.8

Long-term debt
Bank credit facilities:
Revolving Facility	$146.0	55.8
Private Placement Notes (b)	78.5	85.6
Term loan (c)	64.3	65.6
Multi-currency revolving facilities	4.0	3.6
Other	3.3	2.8
Capital leases	75.9	67.0
Total long-term debt	$372.0	280.4

Total debt	$528.4	443.2

Included in:
Current liabilities	$190.1	195.6
Noncurrent liabilities	338.3	247.6
Total debt	$528.4	443.2

(a)
These amounts are for short-term borrowings related to cash borrowed under lending arrangements used in the process of managing customer cash supply chains, which is currently classified as restricted cash and not available for general corporate purposes.

(b)	Amounts outstanding are net of unamortized debt costs of $0.1 million as of March 31, 2017 and $0.1 million as of December 31, 2016.

(c)	Amounts outstanding are net of unamortized debt costs of $0.2 million as of March 31, 2017 and $0.2 million as of December 31, 2016.

Short-Term Borrowings

Uncommitted Credit Facilities
In October 2016, we entered into a $100 million uncommitted credit facility. Borrowings under this facility have a maximum maturity of not more than thirty days. Interest on this facility is generally based on LIBOR plus a margin of 1.00%. As of March 31, 2017, $85 million was outstanding.

In February 2016, we entered into a $24 million uncommitted credit facility with an initial expiration date in February 2017. The facility was amended in February 2017, which extended the expiration date to February 2018. Interest on this facility is based on LIBOR plus a margin of 1.00%. As of March 31, 2017, $4 million was outstanding.

Long-Term Debt

Revolving Facility
We have a $525 million unsecured multi-currency revolving bank credit facility (the “Revolving Facility”) that matures in March 2020. The Revolving Facility’s interest rate is based on LIBOR plus a margin or an alternate base rate plus a margin. The Revolving Facility allows us to borrow loans or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of March 31, 2017, $369 million was available under the Revolving Facility. Amounts outstanding under the Revolving Facility, as of March 31, 2017, were denominated primarily in U.S. dollars and to a lesser extent in euros.

The margin on LIBOR borrowings under the Revolving Facility, which can range from 1.0% to 1.70% depending on either our credit rating or leverage ratio as defined within the Revolving Facility, was 1.30% at March 31, 2017. The margin on alternate base rate borrowings under the Revolving Facility ranges from 0.0% to 0.70%. We also pay an annual facility fee on the Revolving Facility based on our credit rating or the leverage ratio. The facility fee can range from 0.125% to 0.30% and was 0.20% at March 31, 2017.

Private Placement Notes
As of March 31, 2017, we had $79 million principal amount of unsecured notes outstanding, which were issued through a private placement debt transaction (the “Notes”). The Notes comprise $29 million in series A notes with a fixed interest rate of 4.57% and $50 million in series B notes with a fixed interest rate of 5.20%. Annual principal payments under the series A notes began in January 2015 and continue through maturity. The series B notes are due in January 2021.

Term Loan
We entered into a $75 million unsecured term loan in March 2015. Interest on this loan is based on LIBOR plus a margin of 1.75%. Monthly principal payments began April 2015 and continue through to maturity, with the remaining balance of $34 million due in March 2022. As of March 31, 2017, the principal amount outstanding was $65 million.

Other Facilities
As of March 31, 2017, we had one $20 million unsecured multi-currency revolving bank credit facility, of which $12 million was available. As of March 31, 2017, we had funded debt of $4 million and undrawn letters of credit and guarantees of $4 million issued under the multi-currency revolving bank credit facility, which expires in March 2019. Interest on this facility is based on LIBOR plus a margin, which ranges from 1.0% to 1.7%. We also have the ability to borrow from other banks, at the banks' discretion, under short-term uncommitted agreements. Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

Letter of Credit Facilities
We have a $40 million uncommitted letter of credit facility that expires in May 2017. As of March 31, 2017, $5 million was utilized. We have two unsecured letter of credit facilities totaling $94 million, of which approximately $38 million was available at March 31, 2017. At March 31, 2017, we had undrawn letters of credit and guarantees of $56 million issued under these letter of credit facilities. A $40 million facility expires in December 2018 and a $54 million facility expires in December 2019. The Revolving Facility and the multi-currency revolving credit facilities are also used for issuance of letters of credit and bank guarantees.

The Revolving Facility, the Notes, the unsecured multi-currency revolving bank credit facilities, the unsecured committed credit facility, the letter of credit facilities and the unsecured term loan contain certain subsidiary guarantees and various financial and other covenants. The financial covenants, among other things, limit our total indebtedness, restrict certain payments to shareholders, limit priority debt, limit asset sales, limit the use of proceeds from asset sales, provide for a maximum leverage ratio and provide for minimum coverage of interest costs. These agreements do not provide for the acceleration of payments should our credit rating be reduced. If we were not to comply with the terms of our various financing agreements, the repayment terms could be accelerated and the commitments could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other financing agreements. We were in compliance with all financial covenants at March 31, 2017.

Equity
At March 31, 2017, we had 100 million shares of common stock authorized and 50.4 million shares issued and outstanding.

U.S. Retirement Liabilities

Funded Status of U.S. Retirement Plans
	Actual	Actual	Projected
(In millions)	2016	1Q 2017	2-4Q 2017	2018	2019	2020	2021

Primary U.S. pension plan
Beginning funded status	$(113.7)	(107.8)	(103.2)	(91.6)	(74.8)	(57.2)	(38.9)
Net periodic pension credit(a)	17.9	4.6	13.7	18.7	18.6	18.3	19.6
Payment from Brink’s	—	—	—	—	—	—	13.1
Benefit plan experience loss	(12.0)	—	(2.1)	(1.9)	(1.0)	—	—
Ending funded status	$(107.8)	(103.2)	(91.6)	(74.8)	(57.2)	(38.9)	(6.2)

UMWA plans
Beginning funded status	$(205.7)	(226.6)	(226.5)	(227.5)	(229.1)	(231.5)	(234.7)
Net periodic postretirement cost(a)	(1.4)	(0.2)	(0.7)	(1.6)	(2.4)	(3.2)	(4.1)
Benefit plan experience loss	(19.2)	—	—	—	—	—	—
Other	(0.3)	0.3	(0.3)	—	—	—	—
Ending funded status	$(226.6)	(226.5)	(227.5)	(229.1)	(231.5)	(234.7)	(238.8)

Black lung plans
Beginning funded status	$(55.4)	(57.2)	(55.9)	(53.0)	(49.1)	(45.4)	(42.0)
Net periodic postretirement cost(a)	(2.3)	(0.5)	(1.6)	(2.0)	(1.8)	(1.7)	(1.5)
Payment from Brink’s	8.1	1.8	4.5	5.9	5.5	5.1	4.7
Benefit plan experience loss	(7.6)	—	—	—	—	—	—
Ending funded status	$(57.2)	(55.9)	(53.0)	(49.1)	(45.4)	(42.0)	(38.8)

(a)	Excludes amounts reclassified from accumulated other comprehensive income (loss).

Primary U.S. Pension Plan
Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement.  We did not make cash contributions to the primary U.S. pension plan in 2016 or the first three months of 2017.  There are approximately 14,800 beneficiaries in the plans.

Based on current assumptions, we do not expect to make any additional contributions until 2021.

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

Assumptions for U.S. Retirement Obligations
We have made various assumptions to estimate the amount of payments to be made in the future.  The most significant assumptions include:

•	Discount rates and other assumptions in effect at measurement dates (normally December 31)

•	Investment returns of plan assets

•	Addition of new participants (historically immaterial due to freezing of pension benefits and exit from coal business)

•	Mortality rates

•	Change in laws

The assumptions used to estimate our U.S. retirement obligations can be found in our Annual Report on Form 10-K for the year ended December 31, 2016.

Summary of Expenses Related to All U.S. Retirement Liabilities through 2021

This table summarizes actual and projected expense related to U.S. retirement liabilities.

	Actual	Actual	Projected
(In millions)	2016	1Q 2017	2-4Q 2017	FY2017	2018	2019	2020	2021
Primary U.S. pension plan	$6.8	1.7	5.0	6.7	4.8	4.0	3.8	0.1
UMWA plans	14.8	3.5	10.4	13.9	13.8	13.8	13.9	14.2
Black lung plans	7.3	1.9	5.6	7.5	6.6	4.6	4.2	3.9
Total	$28.9	7.1	21.0	28.1	25.2	22.4	21.9	18.2

Summary of Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants through 2021

This table summarizes actual and projected payments:

•	from Brink’s to U.S. retirement plans, and

•	from the plans to participants.

	Actual	Actual	Projected
(In millions)	2016	1Q 2017	2-4Q 2017	FY2017	2018	2019	2020	2021
Payments from Brink’s to U.S. Plans
Primary U.S. pension plan	$—	—	—	—	—	—	—	13.1
Black lung plans	8.1	1.8	4.5	6.3	5.9	5.5	5.1	4.7
Total	$8.1	1.8	4.5	6.3	5.9	5.5	5.1	17.8

Payments from U.S. Plans to participants
Primary U.S. pension plan	$47.1	11.8	38.1	49.9	50.2	50.5	50.7	50.8
UMWA plans	31.7	8.6	23.3	31.9	31.9	31.7	32.7	31.9
Black lung plans	8.1	1.8	4.5	6.3	5.9	5.5	5.1	4.7
Total	$86.9	22.2	65.9	88.1	88.0	87.7	88.5	87.4

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of the most recent measurement date.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

Contingent Matters
See Note 11 to the condensed consolidated financial statements for information about contingent matters at March 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We serve customers in more than 100 countries, including 40 countries where we operate subsidiaries.  These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates.  In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program.  Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the three months ended March 31, 2017.

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
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information
This document contains both historical and forward-looking information.  Words such as “anticipates,” “assumes,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “potential,” “believes,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, statements concerning: the scope, anticipated savings, costs and other impacts of our Reorganization and Restructuring activities; the repatriation of cash from our Venezuelan operations; compensation costs related to equity awards; the anticipated financial effect of pending litigation; the effect of new accounting standards; realization of deferred tax assets; future pension obligations; the ability to meet liquidity needs; expenses and payouts for the U.S. retirement plans and the non-U.S. pension plans and the expected long-term rate of return and funded status of the primary pension plan; expected liability for and future contributions to the UMWA plans; liability for black lung obligations; and our ability to obtain U.S. dollars in Venezuela.  Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which are difficult to quantify and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond our control, include, but are not limited to:

•	our ability to improve profitability and execute further cost and operational improvements and efficiencies in our core businesses;

•	our ability to improve service levels and quality in our core businesses;

•	market volatility and commodity price fluctuations;

•	seasonality, pricing and other competitive industry factors;

•	investment in information technology and its impact on revenue and profit growth;

•	our ability to maintain an effective IT infrastructure and safeguard confidential information;

•	our ability to effectively develop and implement solutions for our customers;

•
risks associated with operating in foreign countries, including changing political, labor and economic conditions, regulatory issues, currency restrictions and devaluations, restrictions on and cost of repatriating earnings and capital, and restrictive government actions, including nationalization;

•	labor issues, including negotiations with organized labor and work stoppages;

•	the strength of the U.S. dollar relative to foreign currencies and foreign currency exchange rates;

•	our ability to identify, evaluate and complete acquisitions and other strategic transactions (including those in the home security industry) and to successfully integrate acquired companies;

•	costs related to dispositions and market exits;

•	our ability to obtain appropriate insurance coverage, positions taken by insurers relative to claims and the financial condition of insurers;

•	safety and security performance and loss experience;

•	employee and environmental liabilities in connection with former coal operations, including black lung claims;

•
the impact of the Patient Protection and Affordable Care Act on legacy liabilities and ongoing operations; funding requirements, accounting treatment, and investment performance of our pension plans, the VEBA and other employee benefits;

•	changes to estimated liabilities and assets in actuarial assumptions;

•	the nature of hedging relationships and counterparty risk;

•	access to the capital and credit markets;

•	our ability to realize deferred tax assets;

•	the outcome of pending and future claims, litigation, and administrative proceedings;

•	public perception of our business and reputation;

•	changes in estimates and assumptions underlying our critical accounting policies; and

•	the promulgation and adoption of new accounting standards, new government regulations and interpretation of existing standards and regulations.

This list of risks, uncertainties and contingencies is not intended to be exhaustive.  Additional factors that could cause our results to differ materially from those described in the forward-looking statements can be found under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2016 and in our other public filings with the Securities and Exchange Commission.  The forward looking information included in this document is representative only as of the date of this document, and The Brink’s Company undertakes no obligation to update any information contained in this document.

Part II - Other Information
Item 1.  Legal Proceedings

For a discussion of legal proceedings, see Note 11 to the condensed consolidated financial statements, “Contingent Matters,” in Part I, Item 1 of this Form 10-Q.

Item 6.  Exhibits

Exhibit
Number

10.1	Form of Stock Option Award Agreement, effective February 17, 2017.

10.2	Brink's Incentive Plan effective as of February 17, 2017.

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

101
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2017, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Condensed Consolidated Balance Sheets at March 31, 2017, and December 31, 2016, (ii)  the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) the Condensed Consolidated Statements of Equity for the three months ended March 31, 2017 and 2016, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 and (vi) the Notes to the Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

April 26, 2017	By: /s/ Ronald J. Domanico
Ronald J. Domanico
(Executive Vice President and
Chief Financial Officer)
(principal financial officer)