Form 10-Q
period 2017-06-30
BRINKS CO
filed 2017-07-26
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Yes  ☐  No  ☒
As of July 24, 2017, 50,481,059 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements
THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)

(In millions)	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$207.1	183.5
Restricted cash	87.7	55.5
Accounts receivable, net	570.4	501.1
Prepaid expenses and other	150.1	103.6
Total current assets	1,015.3	843.7

Property and equipment, net	583.6	531.0
Goodwill	227.4	186.2
Other intangibles	45.8	19.1
Deferred income taxes	326.0	327.9
Other	90.9	86.9

Total assets	$2,289.0	1,994.8

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$175.7	162.8
Current maturities of long-term debt	36.6	32.8
Accounts payable	144.9	139.3
Accrued liabilities	427.7	385.7
Restricted cash held for customers	58.2	33.2
Total current liabilities	843.1	753.8

Long-term debt	362.8	247.6
Accrued pension costs	206.3	208.8
Retirement benefits other than pensions	285.1	286.1
Deferred income taxes	7.6	7.6
Other	141.3	136.1
Total liabilities	1,846.2	1,640.0

Contingent liabilities (notes 4 and 11)

Equity:
The Brink's Company ("Brink's") shareholders:
Common stock, par value $1 per share:
Shares authorized: 100.0
Shares issued and outstanding: 2017 - 50.4; 2016 - 50.0	50.4	50.0
Capital in excess of par value	620.4	618.1
Retained earnings	612.3	576.0
Accumulated other comprehensive loss	(859.8)	(907.0)
Brink’s shareholders	423.3	337.1

Noncontrolling interests	19.5	17.7

Total equity	442.8	354.8

Total liabilities and equity	$2,289.0	1,994.8
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for per share amounts)	2017	2016	2017	2016

Revenues	$805.9	739.5	$1,594.3	1,461.3

Costs and expenses:
Cost of revenues	628.9	596.1	1,239.2	1,185.0
Selling, general and administrative expenses	122.8	105.0	229.9	213.7
Total costs and expenses	751.7	701.1	1,469.1	1,398.7
Other operating income (expense)	(5.9)	(6.2)	(6.0)	(6.9)

Operating profit	48.3	32.2	119.2	55.7

Interest expense	(6.0)	(4.9)	(10.8)	(9.8)
Interest and other income (expense)	(11.4)	(9.4)	(22.6)	(19.1)
Income from continuing operations before tax	30.9	17.9	85.8	26.8
Provision for income taxes	17.3	14.5	31.7	23.9

Income from continuing operations	13.6	3.4	54.1	2.9

Loss from discontinued operations, net of tax	(0.1)	—	(0.1)	—

Net income	13.5	3.4	54.0	2.9
Less net income (loss) attributable to noncontrolling interests	(0.7)	3.1	5.1	5.7

Net income (loss) attributable to Brink’s	14.2	0.3	48.9	(2.8)

Amounts attributable to Brink’s
Continuing operations	14.3	0.3	49.0	(2.8)
Discontinued operations	(0.1)	—	(0.1)	—

Net income (loss) attributable to Brink’s	$14.2	0.3	$48.9	(2.8)

Income (loss) per share attributable to Brink’s common shareholders(a):
Basic:
Continuing operations	$0.28	0.01	$0.97	(0.06)
Discontinued operations	—	—	—	—
Net income (loss)	$0.28	0.01	$0.97	(0.06)

Diluted:
Continuing operations	$0.28	0.01	$0.95	(0.06)
Discontinued operations	—	—	—	—
Net income (loss)	$0.28	0.01	$0.95	(0.06)

Weighted-average shares
Basic	50.7	49.9	50.6	49.7
Diluted	51.6	50.3	51.5	49.7

Cash dividends paid per common share	$0.15	0.10	$0.25	0.20
(a)   Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016

Net income	$13.5	3.4	$54.0	2.9

Benefit plan adjustments:
Benefit plan experience gains	11.1	12.6	22.9	24.3
Benefit plan prior service cost	(0.7)	(0.6)	(1.2)	(1.0)
Deferred profit sharing	0.1	—	0.1	—
Total benefit plan adjustments	10.5	12.0	21.8	23.3

Foreign currency translation adjustments	5.7	(3.5)	32.9	14.3
Unrealized net gains (losses) on available-for-sale securities	0.5	(0.2)	0.7	—
Loss on cash flow hedges	(0.1)	(0.1)	(0.1)	(0.4)
Other comprehensive income before tax	16.6	8.2	55.3	37.2
Provision for income taxes	4.4	4.2	8.8	8.0

Other comprehensive income	12.2	4.0	46.5	29.2

Comprehensive income	25.7	7.4	100.5	32.1
Less comprehensive income (loss) attributable to noncontrolling interests	(2.5)	3.3	4.4	6.7

Comprehensive income attributable to Brink's	$28.2	4.1	$96.1	25.4
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Equity

Six Months ended June 30, 2017 and 2016
(Unaudited)

	Attributable to Brink’s
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Attributable to Noncontrolling Interests	Total

Balance as of December 31, 2015	48.9	$48.9	599.6	561.3	(891.9)	12.7	330.6

Cumulative effect of change in accounting principle(a)	—	—	—	0.2	—	—	0.2
Net income (loss)	—	—	—	(2.8)	—	5.7	2.9
Other comprehensive income	—	—	—	—	28.2	1.0	29.2
Common stock issued	0.1	0.1	2.4	—	—	—	2.5
Dividends to:
Brink’s common shareholders ($0.20 per share)	—	—	—	(9.8)	—	—	(9.8)
Noncontrolling interests	—	—	—	—	—	(2.1)	(2.1)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	4.9	—	—	—	4.9
Consideration from exercise of stock options	0.1	0.1	3.4	—	—	—	3.5
Other share-based benefit transactions	0.4	0.4	(3.9)	(0.1)	—	—	(3.6)

Balance as of June 30, 2016	49.5	$49.5	606.4	548.8	(863.7)	17.3	358.3

	Attributable to Brink’s
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Attributable to Noncontrolling Interests	Total

Balance as of December 31, 2016	50.0	$50.0	618.1	576.0	(907.0)	17.7	354.8

Net income	—	—	—	48.9	—	5.1	54.0
Other comprehensive income	—	—	—	—	47.2	(0.7)	46.5
Dividends to:
Brink’s common shareholders ($0.25 per share)	—	—	—	(12.6)	—	—	(12.6)
Noncontrolling interests	—	—	—	—	—	(2.6)	(2.6)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	8.5	—	—	—	8.5
Consideration from exercise of stock options	—	—	2.6	—	—	—	2.6
Other share-based benefit transactions	0.4	0.4	(8.8)	—	—	—	(8.4)

Balance as of June 30, 2017	50.4	$50.4	620.4	612.3	(859.8)	19.5	442.8

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

See accompanying notes to condensed consolidated financial statements

THE BRINK’S COMPANY
and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2017	2016
Cash flows from operating activities:
Net income	$54.0	2.9
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	0.1	—
Depreciation and amortization	68.5	65.1
Share-based compensation expense	8.5	4.9
Deferred income taxes	(7.7)	(2.5)
Gains and losses:
Marketable securities	(0.2)	(0.5)
Property and other assets	(0.8)	1.7
Business acquisitions and dispositions	(0.6)	(0.1)
Impairment losses	1.0	5.4
Retirement benefit funding (more) less than expense:
Pension	9.8	6.5
Other than pension	9.0	7.3
Remeasurement losses due to Venezuela currency devaluation	8.4	4.6
Other operating	3.1	1.9
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and income taxes receivable	(83.0)	(31.3)
Accounts payable, income taxes payable and accrued liabilities	41.8	(33.9)
Customer obligations	7.1	(14.7)
Prepaid and other current assets	(17.6)	(6.2)
Other	(0.7)	2.3
Discontinued operations	0.6	—
Net cash provided by operating activities	101.3	13.4
Cash flows from investing activities:
Capital expenditures	(71.1)	(45.0)
Acquisitions	(65.0)	—
Dispositions	1.1	—
Marketable securities:
Purchases	(19.3)	(8.7)
Sales	5.4	8.6
Cash proceeds from sale of property and equipment	1.4	2.9
Other	—	(0.7)
Net cash used by investing activities	(147.5)	(42.9)
Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term borrowings	5.5	39.1
Long-term revolving credit facilities:
Borrowings	398.1	294.9
Repayments	(290.7)	(278.1)
Other long-term debt:
Borrowings	6.8	1.3
Repayments	(22.0)	(25.1)
Common stock issued	—	2.5
Dividends to:
Shareholders of Brink’s	(12.6)	(9.8)
Noncontrolling interests in subsidiaries	(2.6)	(2.1)
Proceeds from exercise of stock options	2.6	3.5
Minimum tax withholdings associated with share-based compensation	(8.9)	(4.8)
Other	1.0	1.3
Net cash provided by financing activities	77.2	22.7
Effect of exchange rate changes on cash	(7.4)	(5.5)
Cash and cash equivalents:
Increase (decrease)	23.6	(12.3)
Balance at beginning of period	183.5	181.9
Balance at end of period	$207.1	169.6
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

Remeasurement rates during 2017 and 2016.  At December 31, 2015, the SIMADI exchange rate used for remeasurement purposes was approximately 199 bolivars to the dollar. In the first quarter of 2016, the Venezuelan government replaced the SIMADI exchange mechanism with the DICOM exchange mechanism and announced that it would allow the DICOM exchange mechanism rate to float freely. At June 30, 2016, the DICOM rate was approximately 628 bolivars to the dollar. Since then, the rate has declined 76% to close at approximately 2,640 bolivars to the dollar at June 30, 2017. We have received only minimal U.S. dollars through this exchange mechanism. In the first six months of 2017, we recognized a $8.4 million pretax remeasurement loss.  The after-tax effect of this loss attributable to noncontrolling interest was $0.9 million. In the first six months of 2016, we recognized a $4.6 million pretax remeasurement loss. However, the after-tax effect of this loss attributable to noncontrolling interest was income of $2.6 million.

Items related to our Venezuelan operations are as follows:

•	Our investment in our Venezuelan operations on an equity-method basis was $20.1 million at June 30, 2017 and $19.2 million at December 31, 2016.

•	Our Venezuelan operations had net payables to other Brink's affiliates of $2.5 million at June 30, 2017 and $6.1 million at December 31, 2016.

•	Our Venezuelan operations had net non-monetary assets of $20.1 million at June 30, 2017 and $17.6 million at December 31, 2016.

•
Our bolivar-denominated net monetary net assets were $2.7 million (including $5.2 million of cash and cash equivalents) at June 30, 2017 and $1.4 million (including $6.8 million of cash and cash equivalents) at December 31, 2016.

•	Accumulated other comprehensive losses attributable to Brink’s shareholders related to our Venezuelan operations were $114.2 million at June 30, 2017 and $114.7 million at December 31, 2016.

Argentina
The economy in Argentina has had significant inflation in recent years. Through June 30, 2017, Argentina was not designated as a highly inflationary economy for accounting purposes. We will continue to monitor developments in Argentina at each reporting date to determine whether we should consolidate Brink's Argentina results using our accounting policy for subsidiaries operating in highly inflationary economies. We use the official exchange rate to translate the Brink's Argentina balance sheet and income statement. At June 30, 2017, the official exchange rate was approximately 16.6 Argentine pesos to the U.S. dollar. At June 30, 2017, we had cash and short-term investments denominated in Argentine pesos of $28.7 million. We expect to use a significant portion of the cash and short-term investments to fund a business acquisition in Argentina (see Note 13).

Ireland
Due to management's decision in the first quarter of 2016 to exit the Republic of Ireland, the prospective impacts of shutting down this operation were included in items not allocated to segments and were excluded from the operating segments effective March 1, 2016. Beginning May 1, 2016, due to management's decision to also exit Northern Ireland, the results of shutting down these operations were treated similarly to the Republic of Ireland. International shipments to and from Ireland continue to be provided through Brink’s Global Services ("BGS").

Acquisitions
In the first six months of 2017, we completed three business acquisitions in Brazil, Chile and the U.S. which are not material to our consolidated financial statements. The aggregate purchase price, net of cash acquired, for these three acquisitions was approximately $65 million.

New Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts with Customers, a new standard related to revenue recognition, which requires an entity to recognize an amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of this new standard to January 1, 2018. Subsequently, the FASB has continued to refine the standard and has issued several amendments. The most likely effects of the new standard for us will be associated with variable consideration and capitalization of costs to obtain contracts, such as sales commissions. However, we do not expect a material impact on our future consolidated statements of operations or consolidated balance sheets. The new guidance will result in expanded disclosures regarding our various performance obligations, revenue disaggregation and contractual rights. We plan to use the modified retrospective method to adopt the new standard.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, which requires entities to include restricted cash and restricted cash equivalent balances with cash and cash equivalent balances in the statement of cash flows. ASU 2016-18 will impact the presentation of our statement of cash flows, will be effective January 1, 2018, and requires using a retrospective transition method to adopt the standard.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require the recognition of assets and liabilities by lessees for certain leases classified as operating leases under current accounting guidance and also requires expanded disclosures regarding leasing activities. ASU 2016-02 will be effective January 1, 2019 and we are required to use the modified retrospective method to adopt the new standard. We are assessing the potential impact of the standard on financial reporting.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies how certain features related to share-based payments are accounted for and presented in the financial statements. We elected to early adopt this ASU in the fourth quarter of 2016 and, per the requirements of the pronouncement, we applied the amendments to the beginning of 2016. Under ASU 2016-09, accounting changes adopted using the modified retrospective method must be calculated as of the beginning of 2016 and reported as a cumulative-effect adjustment. As a result, we recognized a $0.2 million cumulative-effect adjustment to January 1, 2016 retained earnings for previously unrecognized excess tax benefits. We have elected to continue our previous accounting policy of estimating forfeitures and, therefore, we did not recognize any cumulative-effect adjustment related to forfeitures. ASU 2016-09 requires that accounting changes adopted using the prospective method should be reported in the applicable interim periods of 2016. We did not have any material changes to previously reported interim financial information in 2016 as it relates to the recognition of excess tax benefits in the statement of operations or the classification of excess tax benefits in the statement of cash flows. In the first six months of 2017, the accounting under this ASU resulted in the recognition of $5.5 million in excess tax benefits.

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

The adoption of this ASU resulted in a change in certain previously reported amounts in the first half of 2016 condensed consolidated statement of operations. Cost of revenues decreased $16.5 million, selling, general and administrative expenses decreased $3.3 million and operating profit as well as interest and other income (expense) increased $19.8 million compared to previously reported first half of 2016 amounts. The early adoption of this ASU had no impact on the previously reported loss from continuing operations or net loss for the prior year periods.

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

•
Guarding Services – protection of airports, offices, and certain other locations in Europe and Brazil with or without electronic surveillance, access control, fire prevention and highly trained patrolling personnel

We identify our operating segments based on how our chief operating decision maker (“CODM”) allocates resources, assesses performance and makes decisions.  Our CODM is our President and Chief Executive Officer.  Our CODM evaluates performance and allocates resources to our operating segments based on a profit or loss measure which, at the reportable segment level, excludes the following:

•
Corporate expenses - former non-segment and regional management costs, currency transaction gains and losses, adjustments to reconcile segment accounting policies to U.S. GAAP, and costs related to global initiatives

•
Other items not allocated to segments - certain significant items such as reorganization and restructuring actions that are evaluated on an individual basis by management and are not considered part of the ongoing activities of the business. Results from Venezuela operations are also excluded from our segment results due to management’s inability to allocate, generate or redeploy resources in-country or globally. We also exclude certain costs, gains and losses related to acquisitions and dispositions that are special in nature. For additional information about these reconciling items see "Other Items Not Allocated to Segment" on pages 32-33.

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

The following table summarizes our revenues and segment profit for each of our reportable segments and reconciles these amounts to consolidated revenues and operating profit:

	Revenues		Operating Profit
	Three Months Ended June 30,		Three Months Ended June 30,
(In millions)	2017	2016	2017	2016
Reportable Segments:
North America	$311.0	300.8	$16.7	3.8
South America	204.6	170.1	35.7	21.3
Rest of World	244.0	245.6	25.1	27.5
Total reportable segments	759.6	716.5	77.5	52.6

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	—	—	(18.3)	(16.1)
Foreign currency transaction gains (losses)	—	—	1.4	1.4
Reconciliation of segment policies to GAAP	—	—	(0.9)	1.3
Other items not allocated to segments:
Venezuela operations	46.3	21.5	(4.5)	1.6
Reorganization and Restructuring	—	—	(5.6)	(2.1)
Acquisitions and dispositions	—	1.5	(1.3)	(6.5)
Total	$805.9	739.5	$48.3	32.2

	Revenues		Operating Profit
	Six Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Reportable Segments:
North America	$615.6	593.5	$26.9	7.5
South America	406.8	327.1	74.4	45.0
Rest of World	477.5	484.8	50.4	45.9
Total reportable segments	1,499.9	1,405.4	151.7	98.4

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	—	—	(37.5)	(33.7)
Foreign currency transaction gains (losses)	—	—	0.2	2.7
Reconciliation of segment policies to GAAP	—	—	(1.8)	4.5
Other items not allocated to segments:
Venezuela operations	94.4	53.6	16.6	4.3
Reorganization and Restructuring	—	—	(9.7)	(8.1)
Acquisitions and dispositions	—	2.3	(0.3)	(12.4)
Total	$1,594.3	1,461.3	$119.2	55.7
See "Other Items Not Allocated to Segment" on pages 32–33 for explanations of each of the other items not allocated to segments.

	Six Months Ended June 30,
(In millions)	2017	2016

Capital Expenditures by Reportable Segment
North America	$39.0	20.1
South America	15.3	7.3
Rest of World	10.1	12.4
Total reportable segments	64.4	39.8
Corporate items	5.5	2.7
Venezuela	1.2	2.5
Total	$71.1	45.0

Depreciation and Amortization by Reportable Segment
Depreciation and amortization of property and equipment:
North America	$33.6	33.6
South America	10.6	9.0
Rest of World	14.6	15.0
Total reportable segments	58.8	57.6
Corporate items	5.7	5.4
Venezuela	0.8	0.3
Reorganization and Restructuring	1.5	—
Depreciation and amortization of property and equipment	66.8	63.3

Amortization of intangible assets:
North America	0.1	—
South America	1.2	1.1
Rest of World	0.4	0.7
Amortization of intangible assets	1.7	1.8
Total	$68.5	65.1

	June 30,	December 31,
(In millions)	2017	2016

Assets held by Reportable Segment
North America	$726.1	629.4
South America	462.3	371.4
Rest of World	721.4	621.8
Total reportable segments	1,909.8	1,622.6
Corporate items	335.7	321.3
Venezuela	43.5	50.9
Total	$2,289.0	1,994.8

Note 3 - Retirement benefits

Pension plans

We have various defined-benefit pension plans covering eligible current and former employees.  Benefits under most plans are based on salary and years of service.

The components of net periodic pension cost for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2017	2016	2017	2016	2017	2016

Three months ended June 30,

Service cost	$—	—	2.8	2.7	2.8	2.7
Interest cost on projected benefit obligation	8.8	9.3	4.3	3.1	13.1	12.4
Return on assets – expected	(13.3)	(13.6)	(2.4)	(2.5)	(15.7)	(16.1)
Amortization of losses	6.1	6.2	1.3	1.2	7.4	7.4
Amortization of prior service cost	—	—	0.2	0.2	0.2	0.2
Settlement loss	—	—	0.5	0.6	0.5	0.6
Net periodic pension cost	$1.6	1.9	6.7	5.3	8.3	7.2

Six months ended June 30,

Service cost	$—	—	5.7	5.5	5.7	5.5
Interest cost on projected benefit obligation	17.6	18.5	9.1	6.5	26.7	25.0
Return on assets – expected	(26.6)	(27.3)	(4.8)	(4.8)	(31.4)	(32.1)
Amortization of losses	12.4	12.3	2.6	2.4	15.0	14.7
Amortization of prior service cost	—	—	0.4	0.2	0.4	0.2
Settlement loss	—	—	0.8	1.4	0.8	1.4
Net periodic pension cost	$3.4	3.5	13.8	11.2	17.2	14.7
We did not make cash contributions to the primary U.S. pension plan in 2016 or the first six months of 2017.  Based on current assumptions, as described in our Annual Report on Form 10-K for the year ended December 31, 2016, we do not expect to make any additional contributions to the primary U.S. pension plan until 2021.

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

The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

	UMWA Plans		Black Lung and Other Plans		Total
(In millions)	2017	2016	2017	2016	2017	2016

Three months ended June 30,

Service cost	$—	—	0.1	—	0.1	—
Interest cost on accumulated postretirement benefit obligations	4.7	4.8	0.8	0.7	5.5	5.5
Return on assets – expected	(4.1)	(4.3)	—	—	(4.1)	(4.3)
Amortization of losses	5.0	4.5	1.1	0.7	6.1	5.2
Amortization of prior service (credit) cost	(1.2)	(1.2)	0.3	0.4	(0.9)	(0.8)
Net periodic postretirement cost	$4.4	3.8	2.3	1.8	6.7	5.6

Six months ended June 30,

Service cost	$—	—	0.1	—	0.1	—
Interest cost on accumulated postretirement benefit obligations	9.1	9.4	1.5	1.3	10.6	10.7
Return on assets – expected	(8.3)	(8.7)	—	—	(8.3)	(8.7)
Amortization of losses	9.4	8.8	2.0	1.2	11.4	10.0
Amortization of prior service (credit) cost	(2.3)	(2.3)	0.8	0.9	(1.5)	(1.4)
Net periodic postretirement cost	$7.9	7.2	4.4	3.4	12.3	10.6
The components of net periodic pension cost and net periodic postretirement cost other than the service cost component are included in interest and other income (expense) in the condensed consolidated statements of operations.

Note 4 - Income taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Continuing operations
Provision for income taxes (in millions)	$17.3	14.5	$31.7	23.9
Effective tax rate	56.0%	81.0%	36.9%	89.2%

2017 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first six months of 2017 was greater than the 35% U.S. statutory tax rate primarily due to the impact of Venezuela’s earnings and related tax expense, including the nondeductible expenses resulting from the currency devaluation, partially offset by the significant tax benefits related to the distribution of share-based payments.  The other items that cause the rate to be higher than the U.S. statutory rate include the seasonality of book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on cross border payments and the characterization of a French business tax as an income tax, partially offset by the geographical mix of earnings and a French income tax credit.
2016 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first six months of 2016 was greater than the 35% U.S. statutory tax rate primarily due to the significant losses related to operations in the Republic of Ireland, for which no tax benefit can be recorded, and the nondeductible expenses resulting from the currency devaluation in Venezuela in the first six months.  The other items that cause the rate to be higher than the U.S. statutory rate include the seasonality of book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on undistributed earnings and the characterization of a French business tax as an income tax, partially offset by the geographical mix of earnings and a French income tax credit.

Note 5 - Accumulated other comprehensive income (loss)

Other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive loss into earnings, was as follows:

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Three months ended June 30, 2017

Amounts attributable to Brink's:
Benefit plan adjustments	$(2.8)	0.2	13.2	(4.5)	6.1
Foreign currency translation adjustments	7.6	—	—	—	7.6
Unrealized gains (losses) on available-for-sale securities	0.7	(0.2)	(0.2)	0.1	0.4
Gains (losses) on cash flow hedges	—	—	(0.1)	—	(0.1)
	5.5	—	12.9	(4.4)	14.0

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	—	—	0.1	—	0.1
Foreign currency translation adjustments	(1.9)	—	—	—	(1.9)
	(1.9)	—	0.1	—	(1.8)

Total
Benefit plan adjustments(a)	(2.8)	0.2	13.3	(4.5)	6.2
Foreign currency translation adjustments	5.7	—	—	—	5.7
Unrealized gains (losses) on available-for-sale securities(b)	0.7	(0.2)	(0.2)	0.1	0.4
Gains (losses) on cash flow hedges(c)	—	—	(0.1)	—	(0.1)
	$3.6	—	13.0	(4.4)	12.2

Three months ended June 30, 2016

Amounts attributable to Brink's:
Benefit plan adjustments	$(0.8)	0.2	12.6	(4.5)	7.5
Foreign currency translation adjustments	(3.5)	—	—	—	(3.5)
Unrealized gains (losses) on available-for-sale securities	0.3	(0.2)	(0.5)	0.2	(0.2)
Gains (losses) on cash flow hedges	(1.2)	0.4	1.1	(0.3)	—
	(5.2)	0.4	13.2	(4.6)	3.8

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	—	—	0.2	—	0.2
Foreign currency translation adjustments	—	—	—	—	—
	—	—	0.2	—	0.2

Total
Benefit plan adjustments(a)	(0.8)	0.2	12.8	(4.5)	7.7
Foreign currency translation adjustments	(3.5)	—	—	—	(3.5)
Unrealized gains (losses) on available-for-sale securities(b)	0.3	(0.2)	(0.5)	0.2	(0.2)
Gains (losses) on cash flow hedges(c)	(1.2)	0.4	1.1	(0.3)	—
	$(5.2)	0.4	13.4	(4.6)	4.0

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Six months ended June 30, 2017

Amounts attributable to Brink's:
Benefit plan adjustments	$(4.3)	0.4	25.8	(9.0)	12.9
Foreign currency translation adjustments	33.9	—	—	—	33.9
Unrealized gains (losses) on available-for-sale securities	0.9	(0.3)	(0.2)	0.1	0.5
Gains (losses) on cash flow hedges	(0.2)	—	0.1	—	(0.1)
	30.3	0.1	25.7	(8.9)	47.2

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	—	—	0.3	—	0.3
Foreign currency translation adjustments	(1.0)	—	—	—	(1.0)
	(1.0)	—	0.3	—	(0.7)

Total
Benefit plan adjustments(a)	(4.3)	0.4	26.1	(9.0)	13.2
Foreign currency translation adjustments	32.9	—	—	—	32.9
Unrealized gains (losses) on available-for-sale securities(b)	0.9	(0.3)	(0.2)	0.1	0.5
Gains (losses) on cash flow hedges(c)	(0.2)	—	0.1	—	(0.1)
	$29.3	0.1	26.0	(8.9)	46.5

Six months ended June 30, 2016

Amounts attributable to Brink's:
Benefit plan adjustments	$(1.9)	0.5	24.9	(8.7)	14.8
Foreign currency translation adjustments	13.6	—	—	—	13.6
Unrealized gains (losses) on available-for-sale securities	0.5	(0.2)	(0.5)	0.2	—
Gains (losses) on cash flow hedges	(2.2)	0.5	1.8	(0.3)	(0.2)
	10.0	0.8	26.2	(8.8)	28.2

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	—	—	0.3	—	0.3
Foreign currency translation adjustments	0.7	—	—	—	0.7
	0.7	—	0.3	—	1.0

Total
Benefit plan adjustments(a)	(1.9)	0.5	25.2	(8.7)	15.1
Foreign currency translation adjustments	14.3	—	—	—	14.3
Unrealized gains (losses) on available-for-sale securities(b)	0.5	(0.2)	(0.5)	0.2	—
Gains (losses) on cash flow hedges(c)	(2.2)	0.5	1.8	(0.3)	(0.2)
	$10.7	0.8	26.5	(8.8)	29.2

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Total net periodic retirement benefit cost included in:
Cost of revenues	$2.4	2.1	$4.7	4.4
Selling, general and administrative expenses	0.5	0.6	1.1	1.1
Interest and other income (expense)	12.1	10.1	23.7	19.8

(b)
Gains and losses on sales of available-for-sale securities are reclassified from accumulated other comprehensive loss to the income statement when the gains or losses are realized.  Pretax amounts are classified in the income statement as interest and other income (expense).

(c)	Pretax gains and losses on cash flow hedges are classified in the income statement as:

•
other operating income (expense) ($0.2 million of gains in the three months ended June 30, 2017 and $0.8 million of losses in the three months ended June 30, 2016; as well as no gains or losses in the six months ended June 30, 2017 and $1.4 million of losses in the six months ended June 30, 2016)

•
interest and other income (expense) ($0.1 million of losses in the three months ended June 30, 2017 and $0.1 million of losses in the three months ended June 30, 2016; as well as $0.1 million of losses in the six months ended June 30, 2017 and $0.2 million of losses in the six months ended June 30, 2016).

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

(In millions)	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2016	$(559.6)	(349.1)	1.0	0.7	(907.0)
Other comprehensive income (loss) before reclassifications	(3.9)	33.9	0.6	(0.2)	30.4
Amounts reclassified from accumulated other comprehensive loss	16.8	—	(0.1)	0.1	16.8
Other comprehensive income (loss) attributable to Brink's	12.9	33.9	0.5	(0.1)	47.2
Balance as of June 30, 2017	$(546.7)	(315.2)	1.5	0.6	(859.8)

Note 6 - Fair value of financial instruments

Investments in Trading Securities and Available-for-sale Securities
We have investments in mutual funds designated as trading securities and as available-for-sale securities that are carried at fair value in the financial statements. For these investments, fair value was estimated based on quoted market prices categorized as a Level 1 valuation.

Fixed-Rate Debt
The fair value and carrying value of our fixed-rate debt are as follows:

(In millions)	June 30, 2017	December 31, 2016

Unsecured notes issued in a private placement
Carrying value	$78.6	85.7
Fair value	80.9	88.2

The fair value estimate of our unsecured private-placement notes is based on the present value of future cash flows, discounted at rates for similar instruments at the respective measurement dates, which we have categorized as a Level 3 valuation.

Forward and Swap Contracts
We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At June 30, 2017, the notional value of our shorter term outstanding foreign currency forward and swap contracts was $32.4 million, with average maturities of approximately one month.  These shorter term foreign currency forward and swap contracts primarily offset exposures in the British pound, the euro and the new Taiwan dollar and are not designated as hedges for accounting purposes. At June 30, 2017, the fair value of these shorter term foreign currency contracts was not significant.

In 2013, we entered into a longer term cross-currency swap to hedge against the change in value of a long-term intercompany loan denominated in Brazilian real.  This longer term contract is designated as a cash flow hedge for accounting purposes. At June 30, 2017, the notional value of this contract was $4.7 million with a remaining weighted-average maturity of 0.3 years.  At June 30, 2017, the fair value of this longer term swap contract was an asset of $1.9 million, which is included in prepaid expenses and other on the condensed consolidated balance sheet.

In the first quarter of 2016, we entered into two interest rate swaps with a total notional value of $40 million with a remaining weighted-average maturity of 2.0 years. These swaps were entered into to hedge cash flow risk associated with changes in variable interest rates and are designated as cash flow hedges for accounting purposes. At June 30, 2017, the fair value of these interest rates swaps was a net asset of $0.7 million, which is included in other assets on the condensed consolidated balance sheet.

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

There were no transfers in or out of any of the levels of the valuation hierarchy in the first six months of 2017.

Note 7 - Debt

	June 30,	December 31,
(In millions)	2017	2016
Debt:
Short-term borrowings
Uncommitted credit facilities	$124.0	108.3
Restricted cash borrowings(a)	26.1	22.3
Other	25.6	32.2
Total short-term borrowings	$175.7	162.8

Long-term debt
Bank credit facilities:
Revolving Facility	$164.5	55.8
Private Placement Notes (b)	78.5	85.6
Term loan (c)	63.1	65.6
Multi-currency revolving facility	4.1	3.6
Other	10.2	2.8
Capital leases	79.0	67.0
Total long-term debt	$399.4	280.4

Total debt	$575.1	443.2

Included in:
Current liabilities	$212.3	195.6
Noncurrent liabilities	362.8	247.6
Total debt	$575.1	443.2

(a)
These amounts are for short-term borrowings related to cash borrowed under lending arrangements used in the process of managing customer cash supply chains, which is currently classified as restricted cash and not available for general corporate purposes. See Note 10 for more details.

(b)	Amounts outstanding are net of unamortized debt costs of $0.1 million as of June 30, 2017 and $0.1 million as of December 31, 2016.

(c)	Amounts outstanding are net of unamortized debt costs of $0.1 million as of June 30, 2017 and $0.2 million as of December 31, 2016.

Short-Term Borrowings

Uncommitted Credit Facilities
In October 2016, we entered into a $100 million uncommitted credit facility. Borrowings under this facility have a maximum maturity of not more than 30 days. Interest on this facility is generally based on LIBOR plus a margin of 1.00%. As of June 30, 2017, $100 million was outstanding.

In February 2016, we entered into a $24 million uncommitted credit facility with an initial expiration date in February 2017. The facility was amended in February 2017, which extended the expiration date to February 2018. Interest on this facility is based on LIBOR plus a margin of 1.00%. As of June 30, 2017, $24 million was outstanding.

Long-Term Debt

Revolving Facility
We have a $525 million unsecured multi-currency revolving bank credit facility (the “Revolving Facility”) that matures in March 2020. The Revolving Facility’s interest rate is based on LIBOR plus a margin or an alternate base rate plus a margin. The Revolving Facility allows us to borrow funds or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of June 30, 2017, $361 million was available under the Revolving Facility. Amounts outstanding under the Revolving Facility, as of June 30, 2017, were denominated primarily in U.S. dollars and to a lesser extent in euros.

The margin on LIBOR borrowings under the Revolving Facility, which can range from 1.0% to 1.70% depending on either our credit rating or leverage ratio as defined within the Revolving Facility, was 1.30% at June 30, 2017. The margin on alternate base rate borrowings under the Revolving Facility ranges from 0.0% to 0.70%. We also pay an annual facility fee on the Revolving Facility based on our credit rating or the leverage ratio. The facility fee can range from 0.125% to 0.30% and was 0.20% at June 30, 2017.

Private Placement Notes
As of June 30, 2017, we had $79 million principal amount of unsecured notes outstanding, which were issued through a private placement debt transaction (the “Notes”). The Notes comprise $29 million in series A notes with a fixed interest rate of 4.57% and $50 million in series

B notes with a fixed interest rate of 5.20%. Annual principal payments under the series A notes began in January 2015 and continue through maturity. The series B notes are due in January 2021.

Term Loan
We entered into a $75 million unsecured term loan in March 2015. Interest on this loan is based on LIBOR plus a margin of 1.75%. Monthly principal payments began April 2015 and continue through to maturity, with the remaining balance of $34 million due in March 2022. As of June 30, 2017, the principal amount outstanding was $63 million.

Multi-currency Revolving and Other Facilities
As of June 30, 2017, we had one $20 million unsecured multi-currency revolving bank credit facility, of which $11 million was available. As of June 30, 2017, we had funded debt of $4 million and undrawn letters of credit and guarantees of $5 million issued under the multi-currency revolving bank credit facility, which expires in March 2019. Interest on this facility is based on LIBOR plus a margin, which ranges from 1.0% to 1.7%. We also have the ability to borrow from other banks, at the banks' discretion, under short-term uncommitted agreements. Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

Letter of Credit Facilities
We have a $40 million uncommitted letter of credit facility that expires in May 2018. As of June 30, 2017, $5 million was utilized. We have two unsecured letter of credit facilities totaling $94 million, of which approximately $39 million was available at June 30, 2017. At June 30, 2017, we had undrawn letters of credit and guarantees of $55 million issued under these letter of credit facilities. A $40 million facility expires in December 2018 and a $54 million facility expires in December 2019. The Revolving Facility and the multi-currency revolving credit facilities are also used for issuance of letters of credit and bank guarantees.

The Revolving Facility, the Notes, the unsecured multi-currency revolving bank credit facility, the uncommitted credit facilities, the letter of credit facilities and the unsecured term loan contain certain subsidiary guarantees and various financial and other covenants. The financial covenants, among other things, limit our total indebtedness, restrict certain payments to shareholders, limit priority debt, limit asset sales, limit the use of proceeds from asset sales, provide for a maximum leverage ratio and provide for minimum coverage of interest costs. These agreements do not provide for the acceleration of payments should our credit rating be reduced. If we were not to comply with the terms of our various financing agreements, the repayment terms could be accelerated and the commitments could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other financing agreements. We were in compliance with all financial covenants at June 30, 2017.

Note 8 - Share-based compensation plans

We have share-based compensation plans to attract and retain employees and nonemployee directors and to more closely align their interests with those of our shareholders.

We have granted share-based awards to employees under the 2005 Equity Incentive Plan ("2005 Plan"), the 2013 Equity Incentive Plan ("2013 Plan") and the 2017 Equity Incentive Plan (the "2017 Plan).  These plans permit grants of restricted stock, restricted stock units, performance stock, performance units, stock appreciation rights, stock options, as well as other share-based awards to eligible employees.  The 2013 Plan and the 2017 Plan also permit cash awards to eligible employees.  The 2017 Plan became effective May 2017.  No further grants of awards will be made under the 2013 Plan, although awards under the 2013 Plan and under the 2005 Plan remain outstanding.

We have granted deferred stock units to directors under the 2017 Plan. Share-based awards were previously granted to directors and remain outstanding under the Non-Employee Director's Equity Plan and the Directors’ Stock Accumulation Plan, which has expired.

Outstanding awards at June 30, 2017, include performance share units, market share units, restricted stock units, deferred stock units, performance-based stock options, time-based stock options and certain awards that will be settled in cash.

Compensation Expense
Compensation expense is measured using the fair-value-based method.  For employee and director awards considered equity grants, compensation expense is recognized from the award or grant date to the earlier of the retirement-eligible date or the vesting date.

In February 2016, the Compensation and Benefits Committee of the Board of Directors modified the terms of performance share units originally awarded or granted in 2013, 2014 and 2015 to reflect the impact of removing Venezuela operations from the Company’s segment results beginning in 2015. For each of the affected performance share units, consolidated results for 2015 and each subsequent year within the respective performance period was or will be adjusted to reflect Venezuela results at the amount originally projected in the applicable performance target. No incremental compensation cost associated with the modification has been recognized as the modified goal was and is expected to be more difficult to achieve and, in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, we continue to recognize expense as calculated using the original performance goal.

Compensation expenses are classified as selling, general and administrative expenses in the condensed consolidated statements of operations. Compensation expenses for the share-based awards were as follows:

	Compensation Expense		Compensation Expense
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016

Performance Share Units	$1.9	1.0	$4.5	2.3
Market Share Units	—	—	0.1	0.2
Restricted Stock Units	1.2	0.9	2.4	2.0
Deferred Stock Units and fees paid in stock	0.3	0.1	0.5	0.3
Stock Options	0.6	0.1	1.0	0.1
Share-based payment expense	4.0	2.1	8.5	4.9
Income tax benefit	(1.5)	(0.7)	(3.1)	(1.7)
Share-based payment expense, net of tax	$2.5	1.4	$5.4	3.2
Performance-Based Stock Options
In 2017 and 2016, we granted performance-based stock options that have a service condition as well as a market condition. In addition, some of the awards granted in 2016 contain a non-financial performance condition. We measure the fair value of these performance-based options at the grant date using a Monte Carlo simulation model.

The following table summarizes performance-based stock option activity during the first six months of 2017:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2016	580.9	$6.01
Granted	298.9	11.97
Forfeited	—	—
Exercised	—	—
Outstanding balance as of June 30, 2017	879.8	$8.04

Restricted Stock Units (“RSUs”)
We granted RSUs that contain only a service condition. We measure the fair value of RSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period.

The following table summarizes RSU activity during the first six months of 2017:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2016	296.5	$27.84
Granted	98.8	52.56
Forfeited	(12.6)	28.49
Vested	(93.2)	27.62
Nonvested balance as of June 30, 2017	289.5	$36.32
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

The following table summarizes all PSU activity during the first six months of 2017:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2016	603.2	$28.02
Granted	217.1	53.75
Forfeited	(14.0)	29.14
Vested(a)	(134.3)	24.39
Nonvested balance as of June 30, 2017	672.0	$37.04

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

The following table summarizes all MSU activity during the first six months of 2017:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2016	141.7	$27.02
Granted	—	—
Forfeited	—	—
Vested(a)	(67.5)	23.34
Nonvested balance as of June 30, 2017	74.2	$30.37

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

Deferred Stock Units ("DSUs")
We granted DSUs to our independent directors. We measure the fair value of DSUs at the grant date, based on the price of Brink's stock, adjusted for a discount for dividends not received or accrued during the vesting period.

Grants of DSUs vest and will be paid out in shares of Brink's stock on the first anniversary of the grant date, provided that the director has not elected to defer the distribution of shares until a later date.

The following table summarizes all DSU activity during the first six months of 2017:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2016	29.7	$29.41
Granted	12.7	60.80
Forfeited	(3.7)	29.35
Vested	(26.0)	29.42
Nonvested balance as of June 30, 2017	12.7	$60.80

Note 9 - Shares used to calculate earnings per share

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016

Weighted-average shares:
Basic(a)	50.7	49.9	50.6	49.7
Effect of dilutive stock awards and options	0.9	0.4	0.9	—
Diluted	51.6	50.3	51.5	49.7

Antidilutive stock awards and options excluded from denominator	0.3	0.3	0.2	1.3

(a)
We have deferred compensation plans for directors and certain of our employees.  For participants electing to defer compensation into common stock units, amounts owed to participants will be paid out in shares of Brink's common stock.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average units credited to employees and directors under the deferred compensation plans.  Accordingly, included in basic shares are 0.3 million in the three months and 0.3 million in the six months ended June 30, 2017, and 0.5 million in the three months and 0.5 million in the six months ended June 30, 2016.

Note 10 - Supplemental cash flow information

	Six Months Ended June 30,
(In millions)	2017	2016
Cash paid for:
Interest	$10.7	9.6
Income taxes, net	50.4	37.8

Non-cash Investing and Financing Activities
We acquired $23.0 million in armored vehicles under capital lease arrangements in the first six months of 2017 compared to $12.7 million in armored vehicles and other equipment acquired under capital lease arrangements in the first six months of 2016.

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

At June 30, 2017, we held $87.7 million of restricted cash ($26.1 million represented short-term borrowings, $58.2 million represented restricted cash held for customers, and $3.4 million represented deposit liabilities). At December 31, 2016, we held $55.5 million of restricted cash ($22.3 million represented short-term borrowings and $33.2 million represented restricted cash held for customers).

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

Note 12 - Reorganization and Restructuring

2016 Reorganization and Restructuring
In the fourth quarter of 2016, management implemented restructuring actions across our global business operations and our corporate functions. As a result of these actions, we recognized $18.1 million in related 2016 costs. We recognized an additional $8.0 million in the first six months of 2017 under this restructuring for additional costs related to severance, a benefit program termination and asset-related adjustments. Severance actions are expected to reduce our global workforce by 800 to 900 positions. We expect that the 2016 restructuring will result in $8 to $12 million in 2017 cost savings. We expect to incur additional costs between $14 and $18 million in future periods, primarily severance costs.

The following table summarizes the costs incurred, payments and utilization, and foreign currency exchange effects of the 2016 Reorganization and Restructuring:

(In millions)	Asset Related Adjustments	Severance Costs	Lease Terminations	Benefit Program Termination	Total

Balance as of January 1, 2017	$—	7.0	0.6	—	7.6
Expense (benefit)	2.1	3.7	—	2.2	8.0
Payments and utilization	(2.1)	(6.9)	0.1	(1.9)	(10.8)
Foreign currency exchange effects	—	0.1	—	—	0.1
Balance as of June 30, 2017	$—	3.9	0.7	0.3	4.9

Executive Leadership and Board of Directors Restructuring
In the fourth quarter of 2015, we recognized $1.8 million in costs related to the restructuring of executive leadership and the Board of Directors, which was announced in January 2016. We also recognized an additional $3.8 million in charges, primarily severance costs, in the first half of 2016.

2015 Reorganization and Restructuring
Brink's initiated a global restructuring of its business in the third quarter of 2015. We recognized $11.6 million in related 2015 costs related to employee severance, contract terminations, and property impairment. We recognized an additional $4.4 million in the first six months of 2016 related to this restructuring for additional severance costs and contract terminations. The 2015 Reorganization and Restructuring reduced the global workforce by approximately 1,100 positions and resulted in approximately $20 million in 2016 savings. The actions under this program were substantially completed by the end of 2016, with cumulative pretax charges of approximately $18 million.

Note 13 - Subsequent Events

In July 2017, we acquired 100% of the capital stock of Maco Transportadora de Caudales S.A. ("Maco") for approximately $209 million, with the final purchase price subject to post-closing adjustments and foreign exchange translation. Maco offers cash-in-transit and money processing operations in Argentina and will be integrated with our existing Argentina business. Over the last 12 months, Maco generated revenue of approximately $90 million. The provisional purchase accounting for this acquisition has not yet been completed.

We also announced in July 2017 that we have signed an exclusive agreement to negotiate the purchase of the Temis group of companies ("Temis") in France for approximately $71 million, subject to post-closing adjustments and foreign exchange translation. Temis provides cash-in-transit, money processing and ATM services and has generated revenue of approximately $50 million over the last 12 months. The acquisition is subject to customary closing conditions and is expected to close in the fourth quarter of 2017.

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

•
Guarding Services – protection of airports, offices, and certain other locations in Europe and Brazil with or without electronic surveillance, access control, fire prevention and highly trained patrolling personnel

We identify our operating segments based on how our chief operating decision maker (“CODM”) allocates resources, assesses performance and makes decisions.  Our CODM is our President and Chief Executive Officer.  Our CODM evaluates performance and allocates resources to each operating segment based on an operating profit or loss measure, excluding income and expenses not allocated to segments.

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

RESULTS OF OPERATIONS

Consolidated Review

GAAP and Non-GAAP Financial Measures
We provide an analysis of our operations below on both a generally accepted accounting principles (“GAAP”) and non-GAAP basis.  The purpose of the non-GAAP information is to report our operating profit, income from continuing operations and earnings per share without certain income and expense items that do not reflect the ordinary earnings of our operations.  The non-GAAP financial measures are intended to provide investors with a supplemental comparison of our operating results and trends for the periods presented. Our management believes these measures are also useful to investors as such measures allow investors to evaluate our performance using the same metrics that our management uses to evaluate past performance and prospects for future performance. We do not consider these items to be reflective of our core operating performance due to the variability of such items from period-to-period in terms of size, nature and significance.  The non-GAAP adjustments used to reconcile our GAAP results are described on pages 32–33 and are reconciled to comparable GAAP measures on pages 37–38.

Definition of Organic Growth
Organic growth represents the change in revenues or operating profit between the current and prior period, excluding the effect of acquisitions and dispositions, changes in currency exchange rates (as described on page 30) and the accounting effects of reporting Venezuela under highly inflationary accounting.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions, except for per share amounts)	2017	2016	Change	2017	2016	Change
GAAP
Revenues	$805.9	739.5	9	1,594.3	1,461.3	9
Cost of revenues	628.9	596.1	6	1,239.2	1,185.0	5
Selling, general and administrative expenses	122.8	105.0	17	229.9	213.7	8
Operating profit	48.3	32.2	50	119.2	55.7	fav
Income (loss) from continuing operations(a)	14.3	0.3	fav	49.0	(2.8)	fav
Diluted EPS from continuing operations(a)	$0.28	0.01	fav	0.95	(0.06)	fav

Non-GAAP(b)
Non-GAAP revenues	$759.6	716.5	6	1,499.9	1,405.4	7
Non-GAAP operating profit	59.7	39.2	52	112.6	71.9	57
Non-GAAP income from continuing operations(a)	32.9	19.7	67	62.1	35.1	77
Non-GAAP diluted EPS from continuing operations(a)	$0.64	0.39	64	1.21	0.70	73

(a)	Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.

(b)	Non-GAAP results are reconciled to the applicable GAAP results on pages 37–38.

GAAP Basis
Analysis of Consolidated Results: Second Quarter 2017 versus Second Quarter 2016
Consolidated Revenues  Revenues increased $66.4 million as organic growth in Venezuela ($81.8 million), South America ($27.0 million), North America ($11.2 million) and Rest of World ($5.1 million), and the favorable impact of acquisitions and dispositions ($1.5 million) was partially offset by unfavorable changes in currency exchange rates ($60.2 million). A significant portion of the reduction in revenues from currency exchange rates relates to the strengthening of the U.S. dollar against the Venezuela bolivar ($57.0 million).  Revenues increased 17% on an organic basis due mainly to higher average selling prices in Venezuela and Argentina (including the effects of inflation) and organic revenue growth in Mexico, primarily driven by retail volume growth in cash-in-transit services. See above for our definition of “organic.”

Consolidated Costs and Expenses  Cost of revenues increased 6% to $628.9 million due to inflation-based increases on labor and other operational costs. Selling, general and administrative costs increased 17% to $122.8 million due primarily to higher incentive-based compensation.

Consolidated Operating Profit Operating profit increased $16.1 million due mainly to:

•	organic increases in South America ($15.4 million), North America ($12.9 million), and Venezuela ($5.8 million) and

•	the exit of operations in Ireland ($4.0 million),
partially offset by:

•	unfavorable changes in currency exchange rates ($15.7 million), including the effects of Venezuela devaluations,

•	higher corporate expenses ($4.5 million on an organic basis) due to higher incentive-based compensation and

•	organic decreases in Rest of World ($2.1 million).

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Income from continuing operations attributable to Brink’s shareholders in 2017 increased $14.0 million to $14.3 million primarily due to the operating profit increase mentioned above and lower income attributable to noncontrolling interests ($3.8 million), partially offset by higher income tax expense ($2.8 million). Earnings per share from continuing operations was $0.28, up from $0.01 in 2016.

Analysis of Consolidated Results: First Half 2017 versus First Half 2016
Consolidated Revenues  Revenues increased $133.0 million as organic growth in Venezuela ($208.4 million), South America ($53.1 million), North America ($30.2 million), and Rest of World ($9.9 million) was partially offset by unfavorable changes in currency exchange rates ($164.1 million) and the impact of acquisitions and dispositions ($4.5 million). A significant portion of the reduction in revenues from currency exchange rates relates to the strengthening of the U.S. dollar against the Venezuela bolivar ($167.6 million).  Revenues increased 21% on an organic basis due mainly to higher average selling prices in Venezuela and Argentina (including the effects of inflation) and organic revenue growth in the U.S. and Mexico. Organic growth in the U.S. was primarily from the sale of onsite cash recyclers in the first quarter of 2017 and organic growth in Mexico was due to retail volume growth in cash-in-transit services. See page 27 for our definition of “organic.”

Consolidated Costs and Expenses  Cost of revenues increased 5% to $1,239.2 million due to inflation-based increases on labor and other operational costs, as well as higher equipment costs from recycler sales. Selling, general and administrative costs increased 8% to $229.9 million due primarily to higher incentive-based compensation, partially offset by changes in currency exchange rates.

Consolidated Operating Profit Operating profit increased $63.5 million due mainly to:

•	organic increases in Venezuela ($70.6 million), South America ($30.2 million), North America ($19.8 million), and Rest of World ($3.9 million) and

•	the exit of operations in Ireland ($11.5 million),
partially offset by:

•	unfavorable changes in currency exchange rates ($65.9 million), including the effects of Venezuela devaluations and

•	higher corporate expenses ($10.2 million on an organic basis) due to higher incentive-based compensation.

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Income from continuing operations attributable to Brink’s shareholders in 2017 increased $51.8 million to $49.0 million primarily due to the operating profit increase mentioned above, partially offset by higher income tax expense ($7.8 million). Earnings per share from continuing operations was $0.95, up from negative $0.06 in 2016.

Non-GAAP Basis
Analysis of Consolidated Results: Second Quarter 2017 versus Second Quarter 2016
Non-GAAP Consolidated Revenues  Non-GAAP revenues increased $43.1 million primarily due to organic growth in South America ($27.0 million), North America ($11.2 million) and Rest of World ($5.1 million) as well as the impact of acquisitions and dispositions ($3.0 million), partially offset by the unfavorable impact of currency exchange rates ($3.2 million). The unfavorable currency impact was driven by the Argentine peso, euro, and Mexican peso, which was partially offset by the favorable impact of the Brazilian real. Non-GAAP revenues increased 6% on an organic basis due mainly to higher average selling prices in Argentina (including the effects of inflation) and organic revenue growth in Mexico, primarily driven by retail volume growth in cash-in-transit services. See page 27 for our definition of “organic.”

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit increased $20.5 million due mainly to:

•	organic increases in South America ($15.4 million), and North America ($12.9 million), partially offset by:

•	higher corporate expenses ($4.5 million on an organic basis) due to higher incentive-based compensation,

•	organic decreases in Rest of World ($2.1 million) and

•	unfavorable changes in currency exchange rates ($1.7 million).

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders in 2017 increased $13.2 million to $32.9 million primarily due to the non-GAAP operating profit increase mentioned above, partially offset by the corresponding higher non-GAAP income tax expense ($6.2 million). Non-GAAP earnings per share from continuing operations was $0.64, up from $0.39 in 2016.

Analysis of Consolidated Results: First Half 2017 versus First Half 2016
Non-GAAP Consolidated Revenues  Non-GAAP revenues increased $94.5 million primarily due to organic growth in South America ($53.1 million), North America ($30.2 million), and Rest of World ($9.9 million), as well as favorable changes in currency exchange rates ($3.5 million). The increase was partially offset by the unfavorable impact of acquisitions and dispositions ($2.2 million). The favorable currency impact was driven by the Brazilian real, which was mostly offset by the unfavorable impact of the Mexican peso, Argentine peso, and euro. Non-GAAP revenues increased 7% on an organic basis due mainly to higher average selling prices in Argentina (including the effects of inflation) and organic revenue growth in the U.S. and Mexico. Organic growth in the U.S. was primarily from the sale of onsite cash recyclers in the first quarter of 2017 and organic growth in Mexico was due to retail volume growth in cash-in-transit services. See page 27 for our definition of “organic.”

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit increased $40.7 million due mainly to:

•	organic increases in South America ($30.2 million), North America ($19.8 million), and Rest of World ($3.9 million) and

•	the favorable impact of acquisitions and dispositions ($1.8 million), partially offset by:

•	higher corporate expenses ($10.2 million on an organic basis) due to higher incentive-based compensation and

•	unfavorable changes in currency exchange rates ($4.8 million).

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders in 2017 increased $27.0 million to $62.1 million primarily due to the non-GAAP operating profit increase mentioned above, partially offset by the corresponding higher non-GAAP income tax expense ($13.0 million). Non-GAAP earnings per share from continuing operations was $1.21, up from $0.70 in 2016.

Revenues and Operating Profit by Segment: Second Quarter 2017 versus Second Quarter 2016

		Organic	Acquisitions /			% Change
(In millions)	2Q'16	Change	Dispositions(a)	Currency(b)	2Q'17	Total	Organic
Revenues:
North America	$300.8	11.2	2.7	(3.7)	311.0	3	4
South America	170.1	27.0	3.6	3.9	204.6	20	16
Rest of World	245.6	5.1	(3.3)	(3.4)	244.0	(1)	2
Segment revenues - GAAP and non-GAAP	716.5	43.3	3.0	(3.2)	759.6	6	6

Other items not allocated to segments(d)	23.0	81.8	(1.5)	(57.0)	46.3	fav	fav
Revenues - GAAP	$739.5	125.1	1.5	(60.2)	805.9	9	17

Operating profit:
North America	$3.8	12.9	0.3	(0.3)	16.7	fav	fav
South America	21.3	15.4	0.3	(1.3)	35.7	68	72
Rest of World	27.5	(2.1)	(0.1)	(0.2)	25.1	(9)	(8)
Segment operating profit	52.6	26.2	0.5	(1.8)	77.5	47	50
Corporate(c)	(13.4)	(4.5)	—	0.1	(17.8)	33	34
Operating profit - non-GAAP	39.2	21.7	0.5	(1.7)	59.7	52	55

Other items not allocated to segments(d)	(7.0)	6.4	3.2	(14.0)	(11.4)	63	(91)
Operating profit (loss) - GAAP	$32.2	28.1	3.7	(15.7)	48.3	50	87
Amounts may not add due to rounding.

(a)	Includes operating results and gains/losses on acquisitions and dispositions of assets and of businesses.

(b)
The amounts in the “Currency” column consist of the effects of Venezuela devaluations and the sum of monthly currency changes. Monthly currency changes represent the accumulation throughout the year of the impact on current period results of changes in foreign currency rates from the prior year period.

(c)	Corporate expenses are not allocated to segment results. Corporate expenses include salaries and other costs to manage the global business and to perform activities required by public companies.

(d)	See pages 32–33 for more information.

Analysis of Segment Results: Second Quarter 2017 versus Second Quarter 2016

North America
Revenues increased 3% ($10.2 million) as organic growth of 4% ($11.2 million) and the favorable impact of acquisitions ($2.7 million) was partially offset by the negative impact of currency exchange rates ($3.7 million) primarily from the Mexican peso and Canadian dollar. Organic growth was driven by Mexico, mainly due to retail volume in cash-in-transit services. Operating profit increased $12.9 million primarily due to organic growth in the U.S. from productivity improvement and lower vehicle costs and in Mexico from productivity improvement and price increases.

South America
Revenues increased 20% ($34.5 million) primarily due to 16% organic growth ($27.0 million) driven by inflation-based price increases in Argentina, increased Global Services volume in Brazil, the favorable impact of currency exchange rates ($3.9 million) and acquisitions ($3.6 million). The favorable currency impact was driven by the Brazilian real. Operating profit increased 68% ($14.4 million) driven by organic growth in Argentina and Brazil.

Rest of World
Revenues decreased 1% ($1.6 million) due to the impact of dispositions ($3.3 million) and unfavorable currency impact ($3.4 million) primarily from the euro, partially offset by 2% organic growth ($5.1 million). The organic growth was driven by Asia partially offset by an organic decrease in France due to pricing pressure in cash management and cash-in-transit services. Operating profit decreased 9% ($2.4 million) due primarily to an organic decrease in France in cash management and cash-in-transit services, partially offset by organic growth in Asia in both the core services and Global Services businesses.

Revenues and Operating Profit by Segment: First Half 2017 versus First Half 2016

		Organic	Acquisitions /			% Change
(In millions)	YTD '16	Change	Dispositions(a)	Currency(b)	YTD '17	Total	Organic
Revenues:
North America	$593.5	30.2	3.4	(11.5)	615.6	4	5
South America	327.1	53.1	3.6	23.0	406.8	24	16
Rest of World	484.8	9.9	(9.2)	(8.0)	477.5	(2)	2
Revenues - non-GAAP	1,405.4	93.2	(2.2)	3.5	1,499.9	7	7

Other items not allocated to segments(d)	55.9	208.4	(2.3)	(167.6)	94.4	69	fav
Revenues - GAAP	$1,461.3	301.6	(4.5)	(164.1)	1,594.3	9	21

Operating profit:
North America	$7.5	19.8	0.4	(0.8)	26.9	fav	fav
South America	45.0	30.2	0.3	(1.1)	74.4	65	67
Rest of World	45.9	3.9	1.1	(0.5)	50.4	10	8
Segment operating profit	98.4	53.9	1.8	(2.4)	151.7	54	55
Corporate(c)	(26.5)	(10.2)	—	(2.4)	(39.1)	48	38
Operating profit - non-GAAP	71.9	43.7	1.8	(4.8)	112.6	57	61

Other items not allocated to segments(d)	(16.2)	73.8	10.1	(61.1)	6.6	fav	fav
Operating profit (loss) - GAAP	$55.7	117.5	11.9	(65.9)	119.2	fav	fav
Amounts may not add due to rounding.

See page 30 for footnote explanations.

Analysis of Segment Results: First Half 2017 versus First Half 2016

North America
Revenues increased 4% ($22.1 million) as organic growth of 5% ($30.2 million) was partially offset by the negative impact of currency exchange rates ($11.5 million) primarily from the Mexican peso. Organic revenue growth was driven by the U.S. and Mexico, with the U.S. increasing mainly due to sales of onsite cash recycler services in the first quarter of 2017 and increased Global Services volume. Organic revenue growth in Mexico was primarily due to retail volume growth in cash-in-transit services. Operating profit increased $19.4 million primarily due to organic growth in the U.S. and Mexico. Organic profit growth in the U.S. was driven by productivity improvements, lower security losses and vehicle costs and sales of onsite cash recyclers in the first quarter of 2017. Organic profit growth in Mexico was driven by productivity improvements.

South America
Revenues increased 24% ($79.7 million) primarily due to 16% organic growth ($53.1 million) driven by inflation-based price increases in Argentina, increased Global Services volume in Brazil and the favorable impact of currency exchange rates ($23.0 million) mostly from the Brazilian real. Operating profit increased 65% ($29.4 million) driven by organic growth in Argentina.

Rest of World
Revenues decreased 2% ($7.3 million) due to the impact of dispositions ($9.2 million) and unfavorable currency impact ($8.0 million) primarily from the euro, partially offset by 2% organic growth ($9.9 million). The organic growth was driven by Asia, partially offset by an organic decrease in France due to pricing pressure in cash management and cash-in-transit services and a decline in guarding activities. Operating profit increased 10% ($4.5 million) due primarily to organic growth in Asia in both the core services and Global Services businesses, as well as the favorable impact of dispositions ($1.1 million).

Income and Expense Not Allocated to Segments

Corporate Expenses

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2017	2016	change	2017	2016	change
General, administrative and other expenses	$(18.3)	(16.1)	14	$(37.5)	(33.7)	11
Foreign currency transaction gains (losses)	1.4	1.4	—	0.2	2.7	(93)
Reconciliation of segment policies to GAAP	(0.9)	1.3	unfav	(1.8)	4.5	unfav
Corporate expenses	$(17.8)	(13.4)	33	$(39.1)	(26.5)	48

Second quarter of 2017 corporate expenses were up $4.4 million and first half of 2017 corporate expenses increased $12.6 million compared to prior year periods. The increases in both the second quarter and first half of 2017 were primarily driven by higher incentive compensation expense recognized in corporate expenses. Corporate expenses include former non-segment and regional management costs, currency transaction gains and losses, and costs related to global initiatives.

Other Items Not Allocated to Segments

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2017	2016	change	2017	2016	change
Revenues:
Venezuela operations	$46.3	21.5	fav	$94.4	53.6	76
Acquisitions and dispositions	—	1.5	(100)	—	2.3	(100)
Revenues	$46.3	23.0	fav	94.4	55.9	69

Operating profit:
Venezuela operations	$(4.5)	1.6	unfav	16.6	4.3	fav
Reorganization and Restructuring	(5.6)	(2.1)	unfav	(9.7)	(8.1)	20
Acquisitions and dispositions	(1.3)	(6.5)	(80)	(0.3)	(12.4)	(98)
Operating profit	$(11.4)	(7.0)	63	$6.6	(16.2)	fav

The impact of other items not allocated to segments was a loss of $11.4 million in the second quarter of 2017 versus the prior year period loss of $7.0 million. The change was primarily due to losses from our Venezuela operations, which included an $8.4 million remeasurement loss from the devaluation of the Venezuelan currency, as well as higher restructuring charges in the current year quarter. These amounts were partially offset by lower costs in the current year quarter related to acquisitions and dispositions as the prior year period included losses from Ireland operations shut down in 2016 as well as a loss on the sale of corporate assets.
The impact of other items not allocated to segments was a profit of $6.6 million in the first six months of 2017 versus a loss of $16.2 million in the prior year period. The change was primarily due to higher profits from Venezuela operations along with lower charges from acquisitions and dispositions in the first half of 2017 as the prior year period included losses from Ireland operations shut down in 2016 as well as a loss on the sale of corporate assets.
Venezuela operations We have excluded from our segment results all of our Venezuela operating results, including remeasurement losses on net monetary assets related to currency devaluations of $8.4 million and $4.6 million in the first six months of 2017 and 2016, respectively, due to management’s inability to allocate, generate or redeploy resources in-country or globally. In light of these unique circumstances, our operations in Venezuela are largely independent of the rest of our global operations. As a result, the Chief Executive Officer, the Company's Chief Operating Decision maker ("CODM"), assesses segment performance and makes resource decisions by segment excluding Venezuela operating results. Additionally, management believes excluding Venezuela from segment results makes it possible to more effectively evaluate the company’s performance between periods.

Factors considered by management in excluding Venezuela results include:

•	Continued inability to repatriate cash to redeploy to other operations or dividend to shareholders

•	Highly inflationary environment

•	Fixed exchange rate policy

•	Continued currency devaluations and

•	Difficulty raising prices and controlling costs

Reorganization and Restructuring
2016 Restructuring
In the fourth quarter of 2016, management implemented restructuring actions across our global business operations and our corporate functions. As a result of these actions, we recognized $18.1 million in related 2016 costs related to asset-related adjustments, severance costs, and lease restructuring charges. We recognized an additional $8.0 million in the first six months of 2017 from this restructuring for additional costs related to severance, a benefit program termination and asset-related adjustments. Severance actions are expected to reduce our global workforce by 800 to 900 positions. We expect that the 2016 restructuring will result in $8 to $12 million in 2017 cost savings. We expect to incur additional reorganization and restructuring costs between $14 and $18 million in future periods, primarily severance costs.

Executive Leadership and Board of Directors
In 2015, we recognized $1.8 million in charges related to Executive Leadership and Board of Directors restructuring actions, which were announced in January 2016. We recognized $3.8 million in charges in the first six months of 2016 related to the Executive Leadership and Board of Directors restructuring actions.

2015 Restructuring
Brink's initiated a restructuring of its business in the third quarter of 2015. We recognized $11.6 million in related 2015 costs related to employee severance, contract terminations, and property impairment. We recognized an additional $4.4 million in the first six months of 2016 related to this restructuring for additional severance costs, contract terminations and lease terminations. The 2015 Reorganization and Restructuring reduced the global workforce by approximately 1,100 positions and resulted in approximately $20 million in 2016 savings. The actions under this program were substantially completed by the end of 2016, with cumulative pretax charges of approximately $18 million.

Due to the unique circumstances around these charges, they have not been allocated to segment results and are excluded from non-GAAP results. Charges related to the employees, assets, leases and contracts impacted by these restructuring actions were excluded from the segments and corporate expenses as shown in the table below.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2017	2016	change	2017	2016	change
Reportable Segments:
North America	$(1.6)	(0.1)	unfav	$(2.7)	—	unfav
South America	(0.4)	—	unfav	(2.8)	(0.2)	unfav
Rest of World	(1.1)	—	unfav	(1.6)	(2.0)	(20)
Total reportable segments	(3.1)	(0.1)	unfav	(7.1)	(2.2)	unfav
Corporate items	(2.5)	(2.0)	25	(2.6)	(5.9)	(56)
Total	$(5.6)	(2.1)	unfav	$(9.7)	(8.1)	20

Acquisitions and dispositions Certain acquisition and disposition items that are not considered part of the ongoing activities of the business and are special in nature are consistently excluded from non-GAAP results. These items are described below:
2017 Acquisitions and Dispositions

•	Transaction costs of $0.7 million related to acquisitions of new businesses in 2017.

•	Gains in the first quarter of 2017 related to the liquidation of our former cash-in-transit operation in Puerto Rico.

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

•	We recognized a $2.0 million loss related to the sale of corporate assets in the second quarter of 2016.

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

Changes in exchange rates may also affect transactions which are denominated in currencies other than the functional currency.  From time to time, we use foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At June 30, 2017, the notional value of our shorter term outstanding foreign currency forward and swap contracts was $32.4 million with average contract maturities of approximately one month.  These shorter term foreign currency forward and swap contracts primarily offset exposures in the British pound, the euro and the new Taiwan dollar.  Additionally, these shorter term contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings.  We recognized gains of $1.9 million on these contracts in the first six months of 2017.  At June 30, 2017, the fair value of these shorter term foreign currency contracts was not significant.

We also have a longer term cross currency swap contract to hedge exposure in Brazilian real, which is designated as a cash flow hedge for accounting purposes.  At June 30, 2017, the notional value of this longer term contract was $4.7 million with a weighted-average maturity of 0.3 years.  We recognized net losses of $0.1 million on this contract in the first six months of 2017.  At June 30, 2017, the fair value of the longer term cross currency swap contract was $1.9 million, which is included in prepaid expenses and other on the condensed consolidated balance sheet.

See Note 1 to the condensed consolidated financial statements for a description of government currency processes and restrictions in Venezuela, the effect on our operations, and how we account for currency remeasurement for our Venezuelan subsidiaries.

Other Operating Income (Expense)

Other operating income (expense) includes amounts included in segment results as well as income and expense not allocated to segments.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2017	2016	change	2017	2016	change
Foreign currency items:
Transaction losses	$(7.8)	1.4	unfav	$(10.0)	1.2	unfav
Foreign currency derivative instrument gains (losses)	1.2	(1.7)	fav	1.9	(3.1)	fav
Gains (losses) on sale of property and other assets	0.6	(1.7)	fav	0.8	(1.7)	fav
Argentina conversion losses	—	—	—	—	(0.1)	(100)
Impairment losses	(0.6)	(4.9)	(88)	(1.0)	(5.4)	(81)
Share in earnings of equity affiliates	—	—	—	0.1	0.1	—
Royalty income	0.4	0.5	(20)	1.0	1.2	(17)
Gains (losses) on business acquisitions and dispositions	(0.2)	—	unfav	0.6	0.1	fav
Other gains	0.5	0.2	fav	0.6	0.8	(25)
Other operating income (expense)	$(5.9)	(6.2)	(5)	$(6.0)	(6.9)	(13)
Other operating expense was $5.9 million in the second quarter of 2017 versus $6.2 million of expense in the prior year period. The second quarter of 2016 included higher impairment losses, including impairment charges related to Ireland operations shut down in 2016, as well as a $2.0 million loss on the sale of corporate assets. In the current year quarter, we recognized foreign currency derivative instrument gains compared to foreign currency derivative instrument losses in the prior year quarter. These favorable changes in property and impairment losses and foreign currency derivative instruments were mostly offset by higher foreign currency transaction losses. These currency losses relate primarily to the currency devaluation in Venezuela in the second quarter of 2017.

Other operating expense was lower in the first half of 2017 compared to the first half of 2016. This change resulted primarily from foreign currency derivative instrument gains in the 2017 period, higher impairment charges in the first half of 2016 plus the prior year loss on sale of corporate assets. These favorable changes were partially offset by the foreign currency transaction losses related to Venezuela currency devaluation in the current year period. See Note 1 to the condensed consolidated financial statements for a description of the change in currency exchange processes and rates in Venezuela.

Nonoperating Income and Expense

Interest expense

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2017	2016	change	2017	2016	change
Interest expense	$6.0	4.9	22	$10.8	9.8	10

Interest and other income (expense)

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2017	2016	change	2017	2016	change
Interest income	$0.9	0.6	50	$1.6	1.2	33
Gains on sales of available-for-sale securities	0.2	0.5	(60)	0.2	0.5	(60)
Derivative instrument losses	(0.1)	(0.4)	(75)	(0.1)	(0.5)	(80)
Retirement benefit cost other than service cost	(12.1)	(10.1)	20	(23.7)	(19.8)	20
Other	(0.3)	—	unfav	(0.6)	(0.5)	20
Interest and other income (expense)	$(11.4)	(9.4)	21	$(22.6)	(19.1)	18

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Continuing operations
Provision for income taxes (in millions)	$17.3	14.5	$31.7	23.9
Effective tax rate	56.0%	81.0%	36.9%	89.2%

2017 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first six months of 2017 was greater than the 35% U.S. statutory tax rate primarily primarily due to the impact of Venezuela’s earnings and related tax expense, including the nondeductible expenses resulting from the currency devaluation, partially offset by the significant tax benefits related to the distribution of share-based payments.  The other items that cause the rate to be higher than the U.S. statutory rate include the seasonality of book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on cross border payments and the characterization of a French business tax as an income tax, partially offset by the geographical mix of earnings and a French income tax credit.

2016 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first six months of 2016 was greater than the 35% U.S. statutory tax rate primarily due to the significant losses related to operations in the Republic of Ireland, for which no tax benefit can be recorded, and the nondeductible expenses resulting from the currency devaluation in Venezuela in the first six months.  The other items that cause the rate to be higher than the U.S. statutory rate include the seasonality of book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on undistributed earnings and the characterization of a French business tax as an income tax, partially offset by the geographical mix of earnings and a French income tax credit.

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

Noncontrolling Interests

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2017	2016	change	2017	2016	change
Net income (loss) attributable to noncontrolling interests	$(0.7)	3.1	fav	$5.1	5.7	(11)

The change from $3.1 million net income attributable to noncontrolling interests in the second quarter of 2016 to $0.7 million of net loss attributable to noncontrolling interests in the second quarter of 2017 was primarily due to lower results from our Venezuelan subsidiaries. The change from a $5.7 million net income attributable to noncontrolling interests in the first half of 2016 to $5.1 million of net income attributable to noncontrolling interests in the first half of 2017 was primarily due to lower results from our Colombian subsidiaries.

See Note 1 to the condensed consolidated financial statements for more information about the currency devaluations of our Venezuelan subsidiaries and lower currency remeasurement charges from devaluation of Venezuelan currency.

Non-GAAP Results Reconciled to GAAP

Non-GAAP results described in this filing are financial measures that are not required by or presented in accordance with GAAP. The purpose of the non-GAAP results is to report financial information from the primary operations of our business by excluding the effects of certain income and expenses that do not reflect the ordinary earnings of our operations. The specific items excluded have not been allocated to segments, are described in detail on pages 32–33, and are reconciled to comparable GAAP measures below.

Non-GAAP results adjust the quarterly non-GAAP tax rates so that the non-GAAP tax rate in each of the quarters is equal to the full-year estimated non-GAAP tax rate. The full-year non-GAAP tax rate in both years excludes certain pretax and income tax amounts. Amounts reported for prior periods have been updated in this report to present information consistently for all periods presented.

The Non-GAAP financial measures are intended to provide investors with a supplemental comparison of our operating results and trends for the periods presented. Our management believes these measures are also useful to investors as such measures allow investors to evaluate our performance using the same metrics that our management uses to evaluate past performance and prospects for future performance. We do not consider these items to be reflective of our core operating performance due to the variability of such items from period-to-period in terms of size, nature and significance. Additionally, non-GAAP results are utilized as performance measures in certain management incentive compensation plans.

Non-GAAP results should not be considered as an alternative to revenue, income or earnings per share amounts determined in accordance with GAAP and should be read in conjunction with their GAAP counterparts.

	YTD '17			YTD '16
(In millions, except for percentages)	Pre-tax	Tax	Effective tax rate	Pre-tax	Tax	Effective tax rate
Effective Income Tax Rate(a)
GAAP	$85.8	31.7	36.9%	$26.8	23.9	89.2%
Retirement plans(d)	15.9	5.8		15.4	5.5
Other items not allocated to segments(b)	(1.5)	(5.4)		17.7	(4.1)
Income tax rate adjustment(c)	—	3.0		—	(3.2)
Non-GAAP	$100.2	35.1	35.0%	$59.9	22.1	36.9%

Amounts may not add due to rounding.

(a)	From continuing operations.

(b)
See “Other Items Not Allocated To Segments” on pages 32–33 for pre-tax amounts and details.  Other Items Not Allocated To Segments for noncontrolling interests, income from continuing operations attributable to Brink's and EPS are the effects of the same items at their respective line items of the condensed consolidated statements of operations.

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

Non-GAAP Results Reconciled to GAAP

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for percentages and per share amounts)	2017	2016	2017	2016
Revenues:
GAAP	$805.9	739.5	1,594.3	1,461.3
Other items not allocated to segments(b)	(46.3)	(23.0)	(94.4)	(55.9)
Non-GAAP	$759.6	716.5	1,499.9	1,405.4

Operating profit:
GAAP	$48.3	32.2	119.2	55.7
Other items not allocated to segments(b)	11.4	7.0	(6.6)	16.2
Non-GAAP	$59.7	39.2	112.6	71.9

Interest expense:
GAAP	$(6.0)	(4.9)	(10.8)	(9.8)
Other items not allocated to segments(b)	—	—	—	0.1
Non-GAAP	$(6.0)	(4.9)	(10.8)	(9.7)

Interest and other income (expense):
GAAP	$(11.4)	(9.4)	(22.6)	(19.1)
Retirement plans(d)	8.6	8.1	15.9	15.4
Other items not allocated to segments(b)	2.2	0.7	5.1	1.4
Non-GAAP	$(0.6)	(0.6)	(1.6)	(2.3)

Provision for income taxes:
GAAP	$17.3	14.5	31.7	23.9
Retirement plans(d)	3.1	2.9	5.8	5.5
Other items not allocated to segments(b)	(1.9)	(3.5)	(5.4)	(4.1)
Income tax rate adjustment(c)	0.1	(1.5)	3.0	(3.2)
Non-GAAP	$18.6	12.4	35.1	22.1

Net income (loss) attributable to noncontrolling interests:
GAAP	$(0.7)	3.1	5.1	5.7
Other items not allocated to segments(b)	2.3	(1.2)	(2.3)	(2.3)
Income tax rate adjustment(c)	—	(0.3)	0.2	(0.7)
Non-GAAP	$1.6	1.6	3.0	2.7

Income (loss) from continuing operations attributable to Brink's:
GAAP	$14.3	0.3	49.0	(2.8)
Retirement plans(d)	5.5	5.2	10.1	9.9
Other items not allocated to segments(b)	13.2	12.4	6.2	24.1
Income tax rate adjustment(c)	(0.1)	1.8	(3.2)	3.9
Non-GAAP	$32.9	19.7	62.1	35.1

Diluted EPS:
GAAP	$0.28	0.01	0.95	(0.06)
Retirement plans(d)	0.11	0.10	0.19	0.20
Other items not allocated to segments(b)	0.24	0.24	0.12	0.48
Income tax rate adjustment(c)	—	0.04	(0.06)	0.08
Non-GAAP	$0.64	0.39	1.21	0.70

Non-GAAP margin	7.9%	5.5%	7.5%	5.1%

Amounts may not add due to rounding.

See page 37 for footnote explanations.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows from operating activities increased by $87.9 million in the first six months of 2017 as compared to the first six months of 2016.  Cash used for investing activities increased by $104.6 million in the first six months of 2017 compared to the first six months of 2016 as a result of business acquisitions, an increase in capital expenditures and higher marketable security purchase activity. We financed our liquidity needs in the first six months of 2017 with cash flows from long-term debt.

Operating Activities

	Six Months Ended June 30,		$
(In millions)	2017	2016	change
Cash flows from operating activities
Operating activities - GAAP	$101.3	13.4	87.9
Venezuela operations	(15.1)	(14.0)	(1.1)
(Increase) decrease in certain customer obligations(a)	(7.1)	14.7	(21.8)
Discontinued operations	(0.6)	—	(0.6)
Operating activities - non-GAAP	$78.5	14.1	64.4

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

GAAP
Cash flows from operating activities increased by $87.9 million in the first six months of 2017 compared to the same period in 2016.  The increase was primarily due to higher operating profit and changes in customer obligations of certain of our secure Cash Management Services operations (cash held for customers increased by $7.1 million in the first six months of 2017 compared to a decrease of $14.7 million in the same period in 2016).

Non-GAAP
Non-GAAP cash flows from operating activities increased by $64.4 million in the first six months of 2017 as compared to the same period in 2016.  The increase was primarily due to higher operating profit.

Investing Activities

	Six Months Ended June 30,		$
(In millions)	2017	2016	change
Cash flows from investing activities
Capital expenditures	$(71.1)	(45.0)	(26.1)
Acquisitions	(65.0)	—	(65.0)
Dispositions	1.1	—	1.1
Marketable securities:
Purchases	(19.3)	(8.7)	(10.6)
Sales	5.4	8.6	(3.2)
Proceeds from sale of property, equipment and investments	1.4	2.9	(1.5)
Other	—	(0.7)	0.7
Investing activities	$(147.5)	(42.9)	(104.6)

Cash used by investing activities increased by $104.6 million in the first six months of 2017 versus the first six months of 2016.  The increase was primarily due to three business acquisitions in Brazil, Chile and the U.S. for an aggregate purchase price, net of cash acquired, of $65 million, an increase in capital expenditures of $26.1 million and higher purchase activity of marketable securities ($10.6 million) during the first six months of 2017.

Cash used by investing activities is expected to increase significantly in the second half of 2017 as cash payments are made for the recently announced business acquisitions in Argentina and France (see Note 13). We expect to fund these acquisition payments largely through increased debt borrowings and, to a lesser extent, with the use of available cash and short-term marketable securities investments.

Capital expenditures and depreciation and amortization were as follows:

	Six Months Ended June 30,		$	Full Year
(In millions)	2017	2016	change	2016
Property and equipment acquired during the period
Capital expenditures:(a)
North America	$39.0	20.1	18.9	42.0
South America	15.3	7.3	8.0	24.0
Rest of World	10.1	12.4	(2.3)	32.2
Corporate	5.5	2.7	2.8	9.0
Capital expenditures - non-GAAP	69.9	42.5	27.4	107.2
Venezuela	1.2	2.5	(1.3)	5.0
Capital expenditures - GAAP	$71.1	45.0	26.1	112.2

Capital leases:(b)
North America	$19.7	12.7	7.0	23.2
South America	3.3	—	3.3	6.2
Capital leases - GAAP and non-GAAP	$23.0	12.7	10.3	29.4

Total:
North America	$58.7	32.8	25.9	65.2
South America	18.6	7.3	11.3	30.2
Rest of World	10.1	12.4	(2.3)	32.2
Corporate	5.5	2.7	2.8	9.0
Total property and equipment acquired excluding Venezuela	92.9	55.2	37.7	136.6
Venezuela	1.2	2.5	(1.3)	5.0
Total property and equipment acquired	$94.1	57.7	36.4	141.6

Depreciation and amortization(a)
North America	$33.7	33.6	0.1	66.8
South America	11.8	10.1	1.7	21.2
Rest of World	15.0	15.7	(0.7)	31.2
Corporate	5.7	5.4	0.3	10.9
Depreciation and amortization - non-GAAP	66.2	64.8	1.4	130.1
Venezuela	0.8	0.3	0.5	0.7
Reorganization and Restructuring	1.5	—	1.5	0.8
Depreciation and amortization - GAAP	$68.5	65.1	3.4	131.6

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

Our reinvestment ratio, which we define as the annual amount of property and equipment acquired during the period divided by the annual amount of depreciation, was 1.4 for the twelve months ending June 30, 2017 compared to 1.1 for the twelve months ending June 30, 2016.

Capital expenditures in the first six months of 2017 were primarily for armored vehicles, CompuSafes®, information technology and machinery and equipment.

Financing Activities

	Six Months Ended June 30,		$
(In millions)	2017	2016	change
Cash flows from financing activities
Borrowings and repayments:
Short-term borrowings	$5.5	39.1	(33.6)
Long-term revolving credit facilities, net	107.4	16.8	90.6
Other long-term debt, net	(15.2)	(23.8)	8.6
Borrowings (repayments)	97.7	32.1	65.6

Common stock issued	—	2.5	(2.5)
Dividends to:
Shareholders of Brink’s	(12.6)	(9.8)	(2.8)
Noncontrolling interests in subsidiaries	(2.6)	(2.1)	(0.5)
Proceeds from exercise of stock options	2.6	3.5	(0.9)
Minimum tax withholdings associated with share-based compensation	(8.9)	(4.8)	(4.1)
Other	1.0	1.3	(0.3)
Financing activities	$77.2	22.7	54.5

Debt borrowings and repayments
Cash flows from financing activities increased by $54.5 million in the first six months of 2017 compared to the first six months of 2016 as net borrowing on our revolving credit facilities exceeded net repayments of short-term borrowings.

Dividends
We paid dividends to Brink’s shareholders of $0.25 per share or $12.6 million in the first six months of 2017 compared to $0.20 per share or $9.8 million in the first six months of 2016.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the Board of Directors.

Reconciliation of Net Debt to U.S. GAAP Measures

	June 30,	December 31,
(In millions)	2017	2016
Debt:
Short-term borrowings	$175.7	162.8
Long-term debt	399.4	280.4
Total Debt	575.1	443.2
Restricted cash borrowings(a)	(26.1)	(22.3)
Total Debt without restricted cash borrowings	549.0	420.9

Less:
Cash and cash equivalents	207.1	183.5
Amounts held by Cash Management Services operations(b)	(18.4)	(9.8)
Cash and cash equivalents available for general corporate purposes	188.7	173.7

Net Debt	$360.3	247.2

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

Net Debt is a supplemental non-GAAP financial measure that is not required by, or presented in accordance with GAAP. We use Net Debt as a measure of our financial leverage. We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage. Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our condensed consolidated balance sheets. Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP, as of June 30, 2017, and December 31, 2016.  Net Debt excluding cash and debt in Venezuelan operations was $366 million at June 30, 2017, and $255 million at December 31, 2016.

Net Debt increased by $113 million primarily to fund business acquisitions and other working capital needs including insurance and bonus payments.

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

Limitations on dividends from foreign subsidiaries.   A significant portion of our operations are outside the U.S. which may make it difficult or costly to repatriate cash for use in the U.S.  See “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2016, for more information on the risks associated with having businesses outside the U.S.

Incremental taxes.  Of the $207.1 million of cash and cash equivalents at June 30, 2017, $169.7 million (inclusive of $18.4 million of amounts held by Cash Management Services operations) is held by subsidiaries that we consider to be permanently invested and for which we do not expect to repatriate to the U.S.  If we were to decide to repatriate this cash to the U.S., we may have to accrue and pay additional income taxes.  Given the number of foreign operations and the complexities of the tax law, it is not practical to estimate the potential tax liability, but the amount of taxes owed could be material depending on how and when the repatriation occurred.

Venezuela.  We have $5.2 million of cash and cash equivalents denominated in Venezuelan bolivars (as remeasured at the published DICOM rate of 2,640 bolivars to the U.S. dollar) at June 30, 2017.  We believe that the DICOM process to convert bolivars (as described in Note 1 to the condensed consolidated financial statements) is the only method for which we could repatriate U.S. dollars. The Venezuelan government has restricted conversions of bolivars into U.S. dollars in the past and may do so in the future. We did not repatriate any U.S. dollars from Venezuela in 2016 and have not done so to date in 2017.

Debt

	June 30,	December 31,
(In millions)	2017	2016
Debt:
Short-term borrowings
Uncommitted credit facilities	$124.0	108.3
Restricted cash borrowings(a)	26.1	22.3
Other	25.6	32.2
Total short-term borrowings	$175.7	162.8

Long-term debt
Bank credit facilities:
Revolving Facility	$164.5	55.8
Private Placement Notes (b)	78.5	85.6
Term loan (c)	63.1	65.6
Multi-currency revolving facility	4.1	3.6
Other	10.2	2.8
Capital leases	79.0	67.0
Total long-term debt	$399.4	280.4

Total debt	$575.1	443.2

Included in:
Current liabilities	$212.3	195.6
Noncurrent liabilities	362.8	247.6
Total debt	$575.1	443.2

(a)
These amounts are for short-term borrowings related to cash borrowed under lending arrangements used in the process of managing customer cash supply chains, which is currently classified as restricted cash and not available for general corporate purposes.

(b)	Amounts outstanding are net of unamortized debt costs of $0.1 million as of June 30, 2017 and $0.1 million as of December 31, 2016.

(c)	Amounts outstanding are net of unamortized debt costs of $0.1 million as of June 30, 2017 and $0.2 million as of December 31, 2016.

Short-Term Borrowings

Uncommitted Credit Facilities
In October 2016, we entered into a $100 million uncommitted credit facility. Borrowings under this facility have a maximum maturity of not more than 30 days. Interest on this facility is generally based on LIBOR plus a margin of 1.00%. As of June 30, 2017, $100 million was outstanding.

In February 2016, we entered into a $24 million uncommitted credit facility with an initial expiration date in February 2017. The facility was amended in February 2017, which extended the expiration date to February 2018. Interest on this facility is based on LIBOR plus a margin of 1.00%. As of June 30, 2017, $24 million was outstanding.

Long-Term Debt

Revolving Facility
We have a $525 million unsecured multi-currency revolving bank credit facility (the “Revolving Facility”) that matures in March 2020. The Revolving Facility’s interest rate is based on LIBOR plus a margin or an alternate base rate plus a margin. The Revolving Facility allows us to borrow funds or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of June 30, 2017, $361 million was available under the Revolving Facility. Amounts outstanding under the Revolving Facility, as of June 30, 2017, were denominated primarily in U.S. dollars and to a lesser extent in euros.

The margin on LIBOR borrowings under the Revolving Facility, which can range from 1.0% to 1.70% depending on either our credit rating or leverage ratio as defined within the Revolving Facility, was 1.30% at June 30, 2017. The margin on alternate base rate borrowings under the Revolving Facility ranges from 0.0% to 0.70%. We also pay an annual facility fee on the Revolving Facility based on our credit rating or the leverage ratio. The facility fee can range from 0.125% to 0.30% and was 0.20% at June 30, 2017.

Private Placement Notes
As of June 30, 2017, we had $79 million principal amount of unsecured notes outstanding, which were issued through a private placement debt transaction (the “Notes”). The Notes comprise $29 million in series A notes with a fixed interest rate of 4.57% and $50 million in series B notes with a fixed interest rate of 5.20%. Annual principal payments under the series A notes began in January 2015 and continue through maturity. The series B notes are due in January 2021.

Term Loan
We entered into a $75 million unsecured term loan in March 2015. Interest on this loan is based on LIBOR plus a margin of 1.75%. Monthly principal payments began April 2015 and continue through to maturity, with the remaining balance of $34 million due in March 2022. As of June 30, 2017, the principal amount outstanding was $63 million.

Multi-currency Revolving and Other Facilities
As of June 30, 2017, we had one $20 million unsecured multi-currency revolving bank credit facility, of which $11 million was available. As of June 30, 2017, we had funded debt of $4 million and undrawn letters of credit and guarantees of $5 million issued under the multi-currency revolving bank credit facility, which expires in March 2019. Interest on this facility is based on LIBOR plus a margin, which ranges from 1.0% to 1.7%. We also have the ability to borrow from other banks, at the banks' discretion, under short-term uncommitted agreements. Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

Letter of Credit Facilities
We have a $40 million uncommitted letter of credit facility that expires in May 2018. As of June 30, 2017, $5 million was utilized. We have two unsecured letter of credit facilities totaling $94 million, of which approximately $39 million was available at June 30, 2017. At June 30, 2017, we had undrawn letters of credit and guarantees of $55 million issued under these letter of credit facilities. A $40 million facility expires in December 2018 and a $54 million facility expires in December 2019. The Revolving Facility and the multi-currency revolving credit facilities are also used for issuance of letters of credit and bank guarantees.

The Revolving Facility, the Notes, the unsecured multi-currency revolving bank credit facility, the uncommitted credit facilities, the letter of credit facilities and the unsecured term loan contain certain subsidiary guarantees and various financial and other covenants. The financial covenants, among other things, limit our total indebtedness, restrict certain payments to shareholders, limit priority debt, limit asset sales, limit the use of proceeds from asset sales, provide for a maximum leverage ratio and provide for minimum coverage of interest costs. These agreements do not provide for the acceleration of payments should our credit rating be reduced. If we were not to comply with the terms of our various financing agreements, the repayment terms could be accelerated and the commitments could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other financing agreements. We were in compliance with all financial covenants at June 30, 2017.

Equity
At June 30, 2017, we had 100 million shares of common stock authorized and approximately 50.4 million shares issued and outstanding.

In May 2017, our board of directors authorized a $200 million share repurchase program, which expires on December 31, 2019.  We are not obligated to repurchase any specific dollar amount or number of shares and, at June 30, 2017, $200 million remains available under this program. The timing and volume of share repurchases may be executed at the discretion of management on an opportunistic basis, or pursuant to trading plans or other arrangements. Share repurchases under the program may be made in the open market, in privately negotiated transactions, or otherwise.

U.S. Retirement Liabilities

Funded Status of U.S. Retirement Plans
	Actual	Actual	Projected
(In millions)	2016	1st Half 2017	2nd Half 2017	2018	2019	2020	2021

Primary U.S. pension plan
Beginning funded status	$(113.7)	(107.8)	(98.6)	(91.4)	(74.6)	(57.0)	(38.7)
Net periodic pension credit(a)	17.9	9.2	9.3	18.7	18.6	18.3	19.6
Payment from Brink’s	—	—	—	—	—	—	13.1
Benefit plan experience loss	(12.0)	—	(2.1)	(1.9)	(1.0)	—	—
Ending funded status	$(107.8)	(98.6)	(91.4)	(74.6)	(57.0)	(38.7)	(6.0)

UMWA plans
Beginning funded status	$(205.7)	(226.6)	(228.2)	(228.4)	(230.0)	(232.4)	(235.6)
Net periodic postretirement cost(a)	(1.4)	(0.8)	(1.0)	(1.6)	(2.4)	(3.2)	(4.1)
Benefit plan experience loss	(19.2)	—	—	—	—	—	—
Other	(0.3)	(0.8)	0.8	—	—	—	—
Ending funded status	$(226.6)	(228.2)	(228.4)	(230.0)	(232.4)	(235.6)	(239.7)

Black lung plans
Beginning funded status	$(55.4)	(57.2)	(54.2)	(53.3)	(49.4)	(45.7)	(42.3)
Net periodic postretirement cost(a)	(2.3)	(1.1)	(1.3)	(2.0)	(1.8)	(1.7)	(1.5)
Payment from Brink’s	8.1	4.1	2.2	5.9	5.5	5.1	4.7
Benefit plan experience loss	(7.6)	—	—	—	—	—	—
Ending funded status	$(57.2)	(54.2)	(53.3)	(49.4)	(45.7)	(42.3)	(39.1)

(a)	Excludes amounts reclassified from accumulated other comprehensive income (loss).

Primary U.S. Pension Plan
Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement.  We did not make cash contributions to the primary U.S. pension plan in 2016 or the first six months of 2017.  There are approximately 14,800 beneficiaries in the plans.

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

Assumptions for U.S. Retirement Obligations
We have made various assumptions to estimate the amount of payments to be made in the future.  The most significant assumptions include:

•	Discount rates and other assumptions in effect at measurement dates (normally December 31)

•	Investment returns of plan assets

•	Addition of new participants (historically immaterial due to freezing of pension benefits and exit from coal business)

•	Mortality rates

•	Change in laws

The assumptions used to estimate our U.S. retirement obligations can be found in our Annual Report on Form 10-K for the year ended December 31, 2016.

Summary of Expenses Related to All U.S. Retirement Liabilities through 2021

This table summarizes actual and projected expense related to U.S. retirement liabilities.

	Actual	Actual	Projected
(In millions)	2016	1st Half 2017	2nd Half 2017	FY2017	2018	2019	2020	2021
Primary U.S. pension plan	$6.8	3.1	2.7	5.8	4.8	4.0	3.8	0.1
UMWA plans	14.8	7.9	8.9	16.8	13.8	13.8	13.9	14.2
Black lung plans	7.3	4.0	4.4	8.4	6.6	4.6	4.2	3.9
Total	$28.9	15.0	16.0	31.0	25.2	22.4	21.9	18.2

Summary of Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants through 2021

This table summarizes actual and projected payments:

•	from Brink’s to U.S. retirement plans, and

•	from the plans to participants.

	Actual	Actual	Projected
(In millions)	2016	1st Half 2017	2nd Half 2017	FY2017	2018	2019	2020	2021
Payments from Brink’s to U.S. Plans
Primary U.S. pension plan	$—	—	—	—	—	—	—	13.1
Black lung plans	8.1	4.1	2.2	6.3	5.9	5.5	5.1	4.7
Total	$8.1	4.1	2.2	6.3	5.9	5.5	5.1	17.8

Payments from U.S. Plans to participants
Primary U.S. pension plan	$47.1	23.7	26.2	49.9	50.2	50.5	50.7	50.8
UMWA plans	31.7	16.3	15.6	31.9	31.9	31.7	32.7	31.9
Black lung plans	8.1	4.1	2.2	6.3	5.9	5.5	5.1	4.7
Total	$86.9	44.1	44.0	88.1	88.0	87.7	88.5	87.4

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of the most recent measurement date.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

Contingent Matters
See Note 11 to the condensed consolidated financial statements for information about contingent matters at June 30, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We serve customers in more than 100 countries, including 40 countries where we operate subsidiaries.  These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates.  In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program.  Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the six months ended June 30, 2017.

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
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information
This document contains both historical and forward-looking information.  Words such as “anticipates,” “assumes,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “potential,” “believes,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, statements concerning: the scope, anticipated savings, costs and other impacts of our Reorganization and Restructuring activities; the repatriation of cash from our Venezuelan operations; compensation costs related to equity awards; the anticipated financial effect of pending litigation; the effect of new accounting standards; realization of deferred tax assets; future pension obligations; the ability to meet liquidity needs; the use of cash and short-term investments to fund business acquisitions; expectations regarding the closing of our acquisition of Temis; expenses and payouts for the U.S. retirement plans and the non-U.S. pension plans and the expected long-term rate of return and funded status of the primary pension plan; expected liability for and future contributions to the UMWA plans; liability for black lung obligations; and our ability to obtain U.S. dollars in Venezuela.  Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which are difficult to quantify and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

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

Item 5.  Other Information

The following information is provided in accordance with Item 5.02(e) of Form 8-K (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers):

As previously reported on May 9, 2017, at the 2017 Annual Meeting of Shareholders of The Brink’s Company (the “Company”) held on May 5, 2017, the Company’s shareholders approved each of the Company’s Executive Incentive Plan (the “Executive Plan”) and the Company’s 2017 Equity Incentive Plan (the “Equity Incentive Plan”). A description of the material terms of each of the Executive Plan and the Equity Incentive Plan are set forth on pages 79 through 80 and 81 to 89, respectively, of the Company’s Definitive Proxy Statement on Schedule 14A, which was filed with the Securities and Exchange Commission on March 20, 2017 and is incorporated herein by reference. The descriptions of each of the Executive Plan and the Equity Incentive Plan are qualified in their entirety by reference to the Executive Plan and the Equity Incentive Plan, respectively, which are attached to this Quarterly Report on Form 10-Q as Exhibit 10.1 and 10.2, respectively, and incorporated herein by reference.

Item 6.  Exhibits

Exhibit
Number

10.1	Executive Incentive Plan, effective as of January 1, 2017.

10.2	2017 Equity Incentive Plan, effective as of May 5, 2017.

10.3	Form of 2017 Award Agreement for deferred stock units granted under the 2017 Equity Incentive Plan.

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

101
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2017, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Condensed Consolidated Balance Sheets at June 30, 2017, and December 31, 2016, (ii)  the Condensed Consolidated Statements of Operations for the three months ended June 30, 2017 and 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2017 and 2016, (iv) the Condensed Consolidated Statements of Equity for the three months ended June 30, 2017 and 2016, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2017 and 2016 and (vi) the Notes to the Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

July 26, 2017	By: /s/ Ronald J. Domanico
Ronald J. Domanico
(Executive Vice President and
Chief Financial Officer)
(principal financial officer)