Form 10-Q
period 2017-09-30
BRINKS CO
filed 2017-10-25
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
Yes  ☐  No  ☒
As of October 23, 2017, 50,483,354 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements
THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)

(In millions)	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$241.8	183.5
Restricted cash	85.7	55.5
Accounts receivable, net	605.2	501.1
Prepaid expenses and other	208.6	103.6
Total current assets	1,141.3	843.7

Property and equipment, net	613.9	531.0
Goodwill	407.0	186.2
Other intangibles	100.6	19.1
Deferred income taxes	334.8	327.9
Other	100.8	86.9

Total assets	$2,698.4	1,994.8

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$144.0	162.8
Current maturities of long-term debt	31.6	32.8
Accounts payable	156.5	139.3
Accrued liabilities	556.2	385.7
Restricted cash held for customers	52.6	33.2
Total current liabilities	940.9	753.8

Long-term debt	574.4	247.6
Accrued pension costs	205.3	208.8
Retirement benefits other than pensions	284.3	286.1
Deferred income taxes	31.0	7.6
Other	182.2	136.1
Total liabilities	2,218.1	1,640.0

Contingent liabilities (notes 4 and 12)

Equity:
The Brink's Company ("Brink's") shareholders:
Common stock, par value $1 per share:
Shares authorized: 100.0
Shares issued and outstanding: 2017 - 50.5; 2016 - 50.0	50.5	50.0
Capital in excess of par value	623.5	618.1
Retained earnings	624.6	576.0
Accumulated other comprehensive loss	(840.2)	(907.0)
Brink’s shareholders	458.4	337.1

Noncontrolling interests	21.9	17.7

Total equity	480.3	354.8

Total liabilities and equity	$2,698.4	1,994.8
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for per share amounts)	2017	2016	2017	2016

Revenues	$849.5	755.8	$2,443.8	2,217.1

Costs and expenses:
Cost of revenues	666.4	594.4	1,905.6	1,779.4
Selling, general and administrative expenses	116.6	102.2	346.5	315.9
Total costs and expenses	783.0	696.6	2,252.1	2,095.3
Other operating income (expense)	(0.1)	0.5	(6.1)	(6.4)

Operating profit	66.4	59.7	185.6	115.4

Interest expense	(7.7)	(5.1)	(18.5)	(14.9)
Interest and other expense	(21.2)	(9.2)	(43.8)	(28.3)
Income from continuing operations before tax	37.5	45.4	123.3	72.2
Provision for income taxes	16.4	19.5	48.1	43.4

Income from continuing operations	21.1	25.9	75.2	28.8

Loss from discontinued operations, net of tax	—	—	(0.1)	—

Net income	21.1	25.9	75.1	28.8
Less net income attributable to noncontrolling interests	1.2	1.4	6.3	7.1

Net income attributable to Brink’s	19.9	24.5	68.8	21.7

Amounts attributable to Brink’s
Continuing operations	19.9	24.5	68.9	21.7
Discontinued operations	—	—	(0.1)	—

Net income attributable to Brink’s	$19.9	24.5	$68.8	21.7

Income per share attributable to Brink’s common shareholders(a):
Basic:
Continuing operations	$0.39	0.49	$1.36	0.44
Discontinued operations	—	—	—	—
Net income	$0.39	0.49	$1.36	0.44

Diluted:
Continuing operations	$0.38	0.48	$1.33	0.43
Discontinued operations	—	—	—	—
Net income	$0.38	0.48	$1.33	0.43

Weighted-average shares
Basic	50.7	50.1	50.7	49.8
Diluted	51.9	50.7	51.6	50.4

Cash dividends paid per common share	$0.15	0.10	$0.40	0.30
(a)   Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016

Net income	$21.1	25.9	$75.1	28.8

Benefit plan adjustments:
Benefit plan experience gains	9.6	12.4	32.5	36.7
Benefit plan prior service cost	(0.4)	(0.5)	(1.6)	(1.5)
Deferred profit sharing	—	—	0.1	—
Total benefit plan adjustments	9.2	11.9	31.0	35.2

Foreign currency translation adjustments	16.5	(3.0)	49.4	11.3
Unrealized net gains (losses) on available-for-sale securities	(0.3)	—	0.4	—
Gains (losses) on cash flow hedges	—	0.2	(0.1)	(0.2)
Other comprehensive income before tax	25.4	9.1	80.7	46.3
Provision for income taxes	3.7	4.1	12.5	12.1

Other comprehensive income	21.7	5.0	68.2	34.2

Comprehensive income	42.8	30.9	143.3	63.0
Less comprehensive income attributable to noncontrolling interests	3.3	1.9	7.7	8.6

Comprehensive income attributable to Brink's	$39.5	29.0	$135.6	54.4
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Equity

Nine Months ended September 30, 2017 and 2016
(Unaudited)

	Attributable to Brink’s
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Attributable to Noncontrolling Interests	Total

Balance as of December 31, 2015	48.9	$48.9	599.6	561.3	(891.9)	12.7	330.6

Cumulative effect of change in accounting principle(a)	—	—	—	0.2	—	—	0.2
Net income	—	—	—	21.7	—	7.1	28.8
Other comprehensive income	—	—	—	—	32.7	1.5	34.2
Common stock issued	0.1	0.1	2.9	—	—	—	3.0
Dividends to:
Brink’s common shareholders ($0.30 per share)	—	—	—	(14.8)	—	—	(14.8)
Noncontrolling interests	—	—	—	—	—	(3.4)	(3.4)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	6.7	—	—	—	6.7
Consideration from exercise of stock options	0.4	0.4	10.5	—	—	—	10.9
Other share-based benefit transactions	0.5	0.5	(4.4)	(0.1)	—	—	(4.0)

Balance as of September 30, 2016	49.9	$49.9	615.3	568.3	(859.2)	17.9	392.2

	Attributable to Brink’s
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Attributable to Noncontrolling Interests	Total

Balance as of December 31, 2016	50.0	$50.0	618.1	576.0	(907.0)	17.7	354.8

Net income	—	—	—	68.8	—	6.3	75.1
Other comprehensive income	—	—	—	—	66.8	1.4	68.2
Dividends to:
Brink’s common shareholders ($0.40 per share)	—	—	—	(20.1)	—	—	(20.1)
Noncontrolling interests	—	—	—	—	—	(3.5)	(3.5)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	12.5	—	—	—	12.5
Consideration from exercise of stock options	0.1	0.1	2.6	—	—	—	2.7
Other share-based benefit transactions	0.4	0.4	(9.7)	(0.1)	—	—	(9.4)

Balance as of September 30, 2017	50.5	$50.5	623.5	624.6	(840.2)	21.9	480.3

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

See accompanying notes to condensed consolidated financial statements

THE BRINK’S COMPANY
and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2017	2016
Cash flows from operating activities:
Net income	$75.1	28.8
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	0.1	—
Depreciation and amortization	106.4	97.5
Share-based compensation expense	12.5	6.7
Deferred income taxes	(18.0)	(2.7)
Gains and losses:
Prepayment penalty	6.5	—
Other	(2.6)	0.6
Impairment losses	2.6	5.7
Retirement benefit funding (more) less than expense:
Pension	12.8	10.2
Other than pension	13.1	9.5
Remeasurement losses due to Venezuela currency devaluation	9.1	4.7
Other operating	3.8	1.3
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and income taxes receivable	(98.6)	(59.2)
Accounts payable, income taxes payable and accrued liabilities	58.5	(23.7)
Customer obligations	9.8	(14.9)
Prepaid and other current assets	(80.5)	(4.7)
Other	5.6	(2.8)
Net cash provided by operating activities	116.2	57.0
Cash flows from investing activities:
Capital expenditures	(117.4)	(72.4)
Acquisitions	(147.7)	—
Marketable securities:
Purchases	(35.0)	(8.9)
Sales	21.2	8.8
Cash proceeds from sale of property and equipment	1.4	4.4
Other	1.1	(0.8)
Net cash used by investing activities	(276.4)	(68.9)
Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term borrowings	(25.6)	39.9
Long-term revolving credit facilities:
Borrowings	799.2	406.9
Repayments	(411.2)	(381.9)
Other long-term debt:
Borrowings	6.8	1.2
Repayments	(107.4)	(31.8)
Prepayment penalty	(6.5)	—
Common stock issued	—	3.0
Dividends to:
Shareholders of Brink’s	(20.1)	(14.8)
Noncontrolling interests in subsidiaries	(3.5)	(3.4)
Proceeds from exercise of stock options	2.7	10.9
Minimum tax withholdings associated with share-based compensation	(10.0)	(5.2)
Other	1.0	1.8
Net cash provided by financing activities	225.4	26.6
Effect of exchange rate changes on cash	(6.9)	(5.1)
Cash and cash equivalents:
Increase	58.3	9.6
Balance at beginning of period	183.5	181.9
Balance at end of period	$241.8	191.5
See accompanying notes to condensed consolidated financial statements

THE BRINK’S COMPANY
and subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of presentation

Effective February 2017, The Brink’s Company (along with its subsidiaries, “Brink’s” or “we”) implemented changes to its organizational and management structure. As a result of these changes, we have three operating segments:

•	North America

•	South America

•	Rest of World

Our unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Consolidation
The condensed consolidated financial statements include our controlled subsidiaries.  Control is determined based on ownership rights or, when applicable, based on whether we are considered to be the primary beneficiary of a variable interest entity.  See "Venezuela" section below for further information. For controlled subsidiaries that are not wholly-owned, the noncontrolling interests are included in net income and in total equity.

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

We confirm that we control our Venezuela business for purposes of consolidation of financial statements. Specifically, while the Venezuela government has imposed restrictions that prevent the repatriation of funds, management continues to provide guidance and strategic oversight, including budgeting and forecasting. In addition, in this highly inflationary economy, the Venezuela business has negotiated price increases with certain customers to help offset cost inflation. We will continue to carefully monitor the situation in Venezuela and the impact that the economic and political environment in that country has on our ability to control our Venezuela operations.
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

Due to the Venezuelan government's restrictions that have prevented us from repatriating funds, results from our Venezuelan operations are included in items not allocated to segments and are excluded from the operating segments.
Remeasurement rates during 2017 and 2016.  At December 31, 2015, the SIMADI exchange rate used for remeasurement purposes was approximately 199 bolivars to the dollar. In the first quarter of 2016, the Venezuelan government replaced the SIMADI exchange mechanism with the DICOM exchange mechanism and announced that it would allow the DICOM exchange mechanism rate to float freely. At June 30, 2016, the DICOM rate was approximately 628 bolivars to the dollar. Since then, the rate has declined 81% to close at approximately 3,345 bolivars to the dollar at September 30, 2017. We have received only minimal U.S. dollars through this exchange mechanism. In the first nine months of 2017, we recognized a $9.1 million pretax remeasurement loss.  The after-tax effect of this loss attributable to noncontrolling interest was $1.0 million. In the first nine months of 2016, we recognized a $4.7 million pretax remeasurement loss. However, the after-tax effect of this loss attributable to noncontrolling interest was income of $2.7 million.

Items related to our Venezuelan operations are as follows:

•	Our investment in our Venezuelan operations on an equity-method basis was $23.6 million at September 30, 2017 and $19.2 million at December 31, 2016.

•	Our Venezuelan operations had net payables to other Brink's affiliates of $2.7 million at September 30, 2017 and $6.1 million at December 31, 2016.

•	Our Venezuelan operations had net non-monetary assets of $22.2 million at September 30, 2017 and $17.6 million at December 31, 2016.

•
Our bolivar-denominated net monetary assets were $3.6 million (including $6.0 million of cash and cash equivalents) at September 30, 2017 and $1.4 million (including $6.8 million of cash and cash equivalents) at December 31, 2016.

•	Accumulated other comprehensive losses attributable to Brink’s shareholders related to our Venezuelan operations were $113.9 million at September 30, 2017 and $114.7 million at December 31, 2016.

Argentina
Although the economy in Argentina has had significant inflation in recent years, Argentina has not been designated as a highly inflationary economy for accounting purposes. We will continue to monitor developments in Argentina at each reporting date to determine whether we should consolidate Brink's Argentina results using our accounting policy for subsidiaries operating in highly inflationary economies. We use the official exchange rate to translate the Brink's Argentina balance sheet and income statement. At September 30, 2017, the official exchange rate was approximately 17.3 Argentine pesos to the U.S. dollar. At September 30, 2017, we had cash and short-term investments denominated in Argentine pesos of $38.8 million.

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

New Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts with Customers, a new standard related to revenue recognition, which requires an entity to recognize an amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of this new standard to January 1, 2018. Subsequently, the FASB has continued to refine the standard and has issued several amendments. The significant effects of the new standard for us will be associated with variable consideration and capitalization of costs to obtain contracts, such as sales commissions. Currently, we recognize the impact of pricing changes in the period they become fixed and determinable and we expense sales commissions and other costs to obtain contracts as they are incurred. We do not expect a material impact on our future consolidated statements of operations or consolidated balance sheets. However, the new guidance will result in expanded disclosures regarding our various performance obligations, revenue disaggregation and contractual rights. We intend to use the modified retrospective method to adopt the new standard.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies how certain features related to share-based payments are accounted for and presented in the financial statements. We elected to early adopt this ASU in the fourth quarter of 2016 and, per the requirements of the pronouncement, we applied the amendments to the beginning of 2016. Under ASU 2016-09, accounting changes adopted using the modified retrospective method must be calculated as of the beginning of 2016 and reported as a cumulative-effect adjustment. As a result, we recognized a $0.2 million cumulative-effect adjustment to January 1, 2016 retained earnings for previously unrecognized excess tax benefits. We have elected to continue our previous accounting policy of estimating forfeitures and, therefore, we did not recognize any cumulative-effect adjustment related to forfeitures. ASU 2016-09 requires that accounting changes adopted using the prospective method should be reported in the applicable interim periods of 2016. We did not have any material changes to previously reported interim financial information in 2016 as it relates to the recognition of excess tax benefits in the statement of operations or the classification of excess tax benefits in the statement of cash flows. In the first nine months of 2017, the accounting under this ASU resulted in the recognition of $6.4 million in excess tax benefits.

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

The adoption of this ASU resulted in a change in certain previously reported amounts in the first nine months of 2016 condensed consolidated statement of operations. Cost of revenues decreased $24.5 million, selling, general and administrative expenses decreased $5.0 million and operating profit as well as interest and other income (expense) increased $29.5 million compared to previously reported first nine months of 2016 amounts. The early adoption of this ASU had no impact on the previously reported income from continuing operations or net income for the prior year periods.

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

•	Commercial Security Systems – design and installation of security systems in designated markets in Europe

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

•
Corporate expenses - former non-segment and regional management costs, currency transaction gains and losses, adjustments to reconcile segment accounting policies to U.S. GAAP, and costs related to global initiatives

•
Other items not allocated to segments - certain significant items such as reorganization and restructuring actions that are evaluated on an individual basis by management and are not considered part of the ongoing activities of the business. Results from Venezuela operations are also excluded from our segment results due to the Venezuelan government's restrictions that have prevented us from repatriating funds. We also exclude certain costs, gains and losses related to acquisitions and dispositions.

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

As a result of this assessment, we have the following operating segments:

•	North America

•	South America

•	Rest of World.

The following table summarizes our revenues and segment profit for each of our reportable segments and reconciles these amounts to consolidated revenues and operating profit:

	Revenues		Operating Profit
	Three Months Ended September 30,		Three Months Ended September 30,
(In millions)	2017	2016	2017	2016
Reportable Segments:
North America	$316.5	297.0	$16.9	8.9
South America	247.4	186.7	47.7	35.0
Rest of World	264.8	251.2	33.3	33.0
Total reportable segments	828.7	734.9	97.9	76.9

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	—	—	(22.4)	(12.9)
Foreign currency transaction gains (losses)	—	—	0.5	(0.2)
Reconciliation of segment policies to GAAP	—	—	0.4	(0.8)
Other items not allocated to segments:
Venezuela operations	20.8	20.4	2.5	2.2
Reorganization and Restructuring	—	—	(6.4)	(2.3)
Acquisitions and dispositions(a)	—	0.5	(6.1)	(3.2)
Total	$849.5	755.8	$66.4	59.7

	Revenues		Operating Profit
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Reportable Segments:
North America	$932.1	890.5	$43.9	16.4
South America	654.2	513.8	123.3	81.1
Rest of World	742.3	736.0	84.1	79.6
Total reportable segments	2,328.6	2,140.3	251.3	177.1

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	—	—	(59.9)	(46.6)
Foreign currency transaction gains	—	—	0.7	2.5
Reconciliation of segment policies to GAAP	—	—	(1.4)	3.7
Other items not allocated to segments:
Venezuela operations	115.2	74.0	19.1	6.5
Reorganization and Restructuring	—	—	(16.1)	(10.4)
Acquisitions and dispositions(a)	—	2.8	(8.1)	(17.4)
Total	$2,443.8	2,217.1	$185.6	115.4

(a)
In the third quarter of 2017, our CODM elected to view the performance of the segments without certain costs that relate to the Company’s previously announced acquisition strategy. As a result, amortization of acquisition-related intangible assets is excluded from segment results and is included in "Acquisitions and dispositions." Prior period information has been revised to reflect this change.

	Nine Months Ended September 30,
(In millions)	2017	2016

Capital Expenditures by Reportable Segment
North America	$64.4	30.6
South America	23.3	13.1
Rest of World	20.7	21.2
Total reportable segments	108.4	64.9
Corporate items	6.6	3.8
Venezuela	2.4	3.7
Total	$117.4	72.4

Depreciation and Amortization by Reportable Segment
Depreciation and amortization of property and equipment:
North America	$50.7	49.7
South America	16.9	14.1
Rest of World	22.5	22.4
Total reportable segments	90.1	86.2
Corporate items	8.7	8.2
Venezuela	1.2	0.4
Reorganization and Restructuring	2.0	—
Depreciation and amortization of property and equipment	102.0	94.8

Amortization of intangible assets(a)	4.4	2.7
Total	$106.4	97.5

(a)	As previously stated, amortization of acquisition-related intangible assets has been excluded from reportable segment amounts.

	September 30,	December 31,
(In millions)	2017	2016

Assets held by Reportable Segment
North America	$761.4	629.4
South America	738.1	371.4
Rest of World	744.0	621.8
Total reportable segments	2,243.5	1,622.6
Corporate items	410.5	321.3
Venezuela	44.4	50.9
Total	$2,698.4	1,994.8

Note 3 - Retirement benefits

Pension plans

We have various defined-benefit pension plans covering eligible current and former employees.  Benefits under most plans are based on salary and years of service.

The components of net periodic pension cost for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2017	2016	2017	2016	2017	2016

Three months ended September 30,

Service cost	$—	—	2.8	2.6	2.8	2.6
Interest cost on projected benefit obligation	8.8	9.3	3.2	3.0	12.0	12.3
Return on assets – expected	(13.3)	(13.7)	(2.6)	(2.4)	(15.9)	(16.1)
Amortization of losses	6.3	6.4	1.4	1.2	7.7	7.6
Amortization of prior service cost	—	—	0.4	—	0.4	—
Settlement loss	—	—	0.6	0.4	0.6	0.4
Net periodic pension cost	$1.8	2.0	5.8	4.8	7.6	6.8

Nine months ended September 30,

Service cost	$—	—	8.5	8.1	8.5	8.1
Interest cost on projected benefit obligation	26.4	27.8	12.3	9.5	38.7	37.3
Return on assets – expected	(39.9)	(41.0)	(7.4)	(7.2)	(47.3)	(48.2)
Amortization of losses	18.7	18.7	4.0	3.6	22.7	22.3
Amortization of prior service cost	—	—	0.8	0.2	0.8	0.2
Settlement loss	—	—	1.4	1.8	1.4	1.8
Net periodic pension cost	$5.2	5.5	19.6	16.0	24.8	21.5
We did not make cash contributions to the primary U.S. pension plan in 2016 or the first nine months of 2017.  Based on current assumptions, as described in our Annual Report on Form 10-K for the year ended December 31, 2016, we do not expect to make any additional contributions to the primary U.S. pension plan until 2021.

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

The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

	UMWA Plans		Black Lung and Other Plans		Total
(In millions)	2017	2016	2017	2016	2017	2016

Three months ended September 30,

Interest cost on accumulated postretirement benefit obligations	$4.6	4.7	0.9	0.7	5.5	5.4
Return on assets – expected	(4.1)	(4.4)	—	—	(4.1)	(4.4)
Amortization of losses	5.2	4.7	1.0	0.6	6.2	5.3
Amortization of prior service (credit) cost	(1.2)	(1.2)	0.5	0.4	(0.7)	(0.8)
Net periodic postretirement cost	$4.5	3.8	2.4	1.7	6.9	5.5

Nine months ended September 30,

Service cost	$—	—	0.1	—	0.1	—
Interest cost on accumulated postretirement benefit obligations	13.7	14.1	2.4	2.0	16.1	16.1
Return on assets – expected	(12.4)	(13.1)	—	—	(12.4)	(13.1)
Amortization of losses	14.6	13.5	3.0	1.8	17.6	15.3
Amortization of prior service (credit) cost	(3.5)	(3.5)	1.3	1.3	(2.2)	(2.2)
Net periodic postretirement cost	$12.4	11.0	6.8	5.1	19.2	16.1
The components of net periodic pension cost and net periodic postretirement cost other than the service cost component are included in interest and other income (expense) in the condensed consolidated statements of operations.

Note 4 - Income taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Continuing operations
Provision for income taxes (in millions)	$16.4	19.5	$48.1	43.4
Effective tax rate	43.7%	43.0%	39.0%	60.1%

2017 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first nine months of 2017 was greater than the 35% U.S. statutory tax rate primarily due to the impact of our Venezuelan operation’s earnings and related tax expense, including the nondeductible expenses resulting from the currency devaluation, partially offset by the significant tax benefits related to the distribution of share-based payments and an income tax benefit related to an Illinois legislative change.  The other items that cause the rate to be higher than the U.S. statutory rate include the seasonality of book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on cross border payments and the characterization of a French business tax as an income tax, partially offset by the geographical mix of earnings and a French income tax credit.
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

Note 5 - Acquisitions

We acquired operations in various countries in the first nine months of 2017. We accounted for these acquisitions as business combinations using the acquisition method. Under the acquisition method of accounting, assets acquired and liabilities assumed from these operations are recorded at fair value on the date of acquisition. The condensed consolidated statements of operations include the results of operations for each acquired entity from the date of acquisition.

Maco Transportadora de Caudales S.A. (“Maco Transportadora”)
Argentine Cash in Transit (“CIT”) and Money Processing business

On July 18, 2017, we acquired 100% of the shares of Maco Transportadora for approximately $205 million. The total purchase price will be paid in cash and approximately $83 million was paid to the sellers through September 30, 2017. The remaining amounts will be paid in scheduled installments over the next two years with the final amount based partially on the retention of customer revenue versus a target revenue amount. This contingent consideration arrangement requires us to pay a potential undiscounted amount between $0 to $30 million based on retaining the revenue levels of existing customers at the acquisition date. If there is a shortfall in revenues, a multiple of 2.5 is applied to the revenue shortfall and the contingent consideration to be paid to the former owners is reduced.  We are using a probability-weighted approach to estimate the fair value of the contingent consideration and expect to finalize this estimate in the fourth quarter of 2017. The fair value of the contingent consideration reflected in the table below is the present value of the full $30 million potentially payable as of September 30, 2017.

The Maco Transportadora business will be integrated into our existing Brink’s Argentina operations. Maco Transportadora has approximately 1,450 employees, 4 branches and over 150 armored vehicles across its operations.

We have provisionally estimated fair values for the assets purchased, liabilities assumed and purchase consideration as of the date of the acquisition in the following table. The determination of estimated fair value required management to make significant estimates and assumptions. The amounts reported are considered provisional as we are completing the valuations that are required to allocate the purchase price. As a result, the allocation of the provisional purchase price may change in the future.

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration

Cash paid through September 30, 2017	$82.8
Fair value of future payments to sellers	93.2
Contingent consideration	28.7
Fair value of purchase consideration	$204.7

Fair value of net assets acquired

Cash	$10.3
Accounts receivable	16.2
Other current assets	0.5
Property and equipment, net	2.4
Intangible assets(a)	60.2
Goodwill(b)	147.6
Other noncurrent assets	0.1
Current liabilities	(11.3)
Noncurrent liabilities	(21.3)
Fair value of net assets acquired	$204.7

(a)	Intangible assets are comprised of customer relationships, trade name and non-competition agreements. Final allocation will be determined once the valuation is complete.

(b)
Consists of intangible assets that do not qualify for separate recognition, combined with synergies expected from integrating Maco Transportadora’s operations into our existing Brink’s Argentina operations. All of the goodwill has been assigned to the South America reporting unit and is not expected to be deductible for tax purposes.

Other acquisitions in 2017

On March 14, 2017, we acquired 100% of the capital stock of American Armored Transport, Inc. ("AATI"). AATI provides secured trucking transportation of high-value cargo throughout the continental United States and is expected to complement our existing tractor trailer division in the United States.

On April 19, 2017, we acquired 100% of the capital stock of Muitofacil Holding Ltda., a Brazil-based holding company, and its subsidiary, Muitofacil Arrecadacao e Recebimento Ltda. (together "Pag Facil"). Pag Facil offers bank correspondent services, bill payment processing and mobile phone top-up services in Brazil and is expected to supplement our existing Brazilian payment services businesses.

On June 29, 2017, we acquired 100% of the capital stock of Global Security S.A. (“LGS”). LGS is a Chilean security company specializing in CIT and ATM services and will be integrated into our existing Brink’s Chile operations.

On August 14, 2017, we acquired 100% of the capital stock of Maco Litoral, S.A., (“Maco Litoral”) an Argentina-based company which provides CIT and ATM services.

The aggregate purchase price of these four business acquisitions (AATI, Pag Facil, LGS and Maco Litoral) was approximately $93 million. These four acquired operations employ approximately 1,200 people in the aggregate.

For these four business acquisitions (AATI, Pag Facil, LGS and Maco Litoral), we have provisionally estimated fair values for the assets purchased and liabilities assumed as of the date of the acquisitions. These estimated amounts are aggregated in the following table. The determination of estimated fair value required management to make significant estimates and assumptions. The amounts reported are considered provisional as we are completing the valuations that are required to allocate the purchase price, as a result, the allocation of the purchase price and the amount of goodwill and intangibles may change in the future. Our fair value estimates of acquisition date goodwill increased approximately $9 million and acquisition date intangible assets decreased approximately $11 million as compared to our estimates at the end of the previous quarter. There have been no other significant changes to our fair value estimates of the net assets acquired for these acquisitions.

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration

Cash paid through September 30, 2017	$77.5
Fair value of future payments to sellers	15.6
Fair value of purchase consideration	$93.1

Fair value of net assets acquired

Cash	$2.3
Accounts receivable	7.2
Property and equipment, net	8.2
Intangible assets (a)	25.5
Goodwill (b)	62.0
Other current and noncurrent assets	3.5
Current liabilities	(7.6)
Noncurrent liabilities	(8.0)
Fair value of net assets acquired	$93.1

(a)	Intangible assets are comprised of customer relationships, trade names and non-competition agreements. Final allocation will be determined once all valuations have been completed.

(b)
Consists of intangible assets that do not qualify for separate recognition, combined with synergies expected from integrating these acquired operations into our existing operations. The goodwill from these acquisitions have been assigned to the following reporting units: AATI (U.S.), Pag Facil (Brazil), LGS and Maco Litoral (South America). We do not expect goodwill related to AATI, LGS or Maco Litoral to be deductible for tax purposes. If certain conditions are met in the future, goodwill related to Pag Facil will be deductible for tax purposes.

Pro Forma disclosures

The pro forma consolidated results of Brink’s presented below reflect a hypothetical ownership as of January 1, 2016 of the businesses we acquired during 2017.

(In millions)	Revenue	Net income attributable to Brink's

Actual results included in Brink's consolidated 2017 results for businesses acquired in 2017 from the date of acquisition

Three months ended September 30, 2017
Maco Transportadora	$21.5	3.5
Other acquisitions(a)	18.0	0.7
Total	$39.5	4.2

Nine months ended September 30, 2017
Maco Transportadora	$21.5	3.5
Other acquisitions(a)	25.0	1.3
Total	$46.5	4.8

Pro forma results of Brink's for the three months ended September 30, 2017
2017
Brink's as reported	$849.5	19.9
Maco Transportadora(b)	4.6	0.6
Other acquisitions(b)	1.0	0.2
Total	$855.1	20.7

2016
Brink's as reported	$755.8	24.5
Maco Transportadora(b)	20.9	1.9
Other acquisitions(b)	13.6	1.5
Total	$790.3	27.9

Pro forma results of Brink's for the nine months ended September 30
2017
Brink's as reported	$2,443.8	68.8
Maco Transportadora(b)	56.9	6.2
Other acquisitions(b)	23.9	1.5
Total	$2,524.6	76.5

2016
Brink's as reported	$2,217.1	21.7
Maco Transportadora(b)	57.1	4.0
Other acquisitions(b)	35.2	3.2
Total	$2,309.4	28.9

(a)	Includes the actual results of AATI, Pag Facil, LGS and Maco Litoral.

(b)	Represents amounts prior to acquisition by Brink's.

Acquisition costs

We have incurred $1.5 million in transaction costs related to business acquisitions in the first nine months of 2017. These costs are classified in the condensed consolidated statement of operations as selling, general and administrative expenses.

Note 6 - Accumulated other comprehensive income (loss)

Other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive loss into earnings, was as follows:

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Three months ended September 30, 2017

Amounts attributable to Brink's:
Benefit plan adjustments	$(5.0)	1.1	14.0	(4.9)	5.2
Foreign currency translation adjustments	14.6	—	—	—	14.6
Unrealized gains (losses) on available-for-sale securities	0.4	(0.1)	(0.7)	0.2	(0.2)
Gains (losses) on cash flow hedges	(0.1)	—	0.1	—	—
	9.9	1.0	13.4	(4.7)	19.6

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	—	—	0.2	—	0.2
Foreign currency translation adjustments	1.9	—	—	—	1.9
	1.9	—	0.2	—	2.1

Total
Benefit plan adjustments(a)	(5.0)	1.1	14.2	(4.9)	5.4
Foreign currency translation adjustments	16.5	—	—	—	16.5
Unrealized gains (losses) on available-for-sale securities(b)	0.4	(0.1)	(0.7)	0.2	(0.2)
Gains (losses) on cash flow hedges(c)	(0.1)	—	0.1	—	—
	$11.8	1.0	13.6	(4.7)	21.7

Three months ended September 30, 2016

Amounts attributable to Brink's:
Benefit plan adjustments	$(0.7)	0.1	12.5	(4.1)	7.8
Foreign currency translation adjustments	(3.4)	—	—	—	(3.4)
Gains (losses) on cash flow hedges	0.1	—	0.1	(0.1)	0.1
	(4.0)	0.1	12.6	(4.2)	4.5

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	—	—	0.1	—	0.1
Foreign currency translation adjustments	0.4	—	—	—	0.4
	0.4	—	0.1	—	0.5

Total
Benefit plan adjustments(a)	(0.7)	0.1	12.6	(4.1)	7.9
Foreign currency translation adjustments	(3.0)	—	—	—	(3.0)
Gains (losses) on cash flow hedges(c)	0.1	—	0.1	(0.1)	0.1
	$(3.6)	0.1	12.7	(4.2)	5.0

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Nine months ended September 30, 2017

Amounts attributable to Brink's:
Benefit plan adjustments	$(9.3)	1.5	39.8	(13.9)	18.1
Foreign currency translation adjustments	48.5	—	—	—	48.5
Unrealized gains (losses) on available-for-sale securities	1.3	(0.4)	(0.9)	0.3	0.3
Gains (losses) on cash flow hedges	(0.3)	—	0.2	—	(0.1)
	40.2	1.1	39.1	(13.6)	66.8

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	—	—	0.5	—	0.5
Foreign currency translation adjustments	0.9	—	—	—	0.9
	0.9	—	0.5	—	1.4

Total
Benefit plan adjustments(a)	(9.3)	1.5	40.3	(13.9)	18.6
Foreign currency translation adjustments	49.4	—	—	—	49.4
Unrealized gains (losses) on available-for-sale securities(b)	1.3	(0.4)	(0.9)	0.3	0.3
Gains (losses) on cash flow hedges(c)	(0.3)	—	0.2	—	(0.1)
	$41.1	1.1	39.6	(13.6)	68.2

Nine months ended September 30, 2016

Amounts attributable to Brink's:
Benefit plan adjustments	$(2.6)	0.6	37.4	(12.8)	22.6
Foreign currency translation adjustments	10.2	—	—	—	10.2
Unrealized gains (losses) on available-for-sale securities	0.5	(0.2)	(0.5)	0.2	—
Gains (losses) on cash flow hedges	(2.1)	0.5	1.9	(0.4)	(0.1)
	6.0	0.9	38.8	(13.0)	32.7

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	—	—	0.4	—	0.4
Foreign currency translation adjustments	1.1	—	—	—	1.1
	1.1	—	0.4	—	1.5

Total
Benefit plan adjustments(a)	(2.6)	0.6	37.8	(12.8)	23.0
Foreign currency translation adjustments	11.3	—	—	—	11.3
Unrealized gains (losses) on available-for-sale securities(b)	0.5	(0.2)	(0.5)	0.2	—
Gains (losses) on cash flow hedges(c)	(2.1)	0.5	1.9	(0.4)	(0.1)
	$7.1	0.9	39.2	(13.0)	34.2

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Total net periodic retirement benefit cost included in:
Cost of revenues	$2.2	2.1	$6.9	6.5
Selling, general and administrative expenses	0.6	0.5	1.7	1.6
Interest and other income (expense)	11.7	9.7	35.4	29.5

(b)
Gains and losses on sales of available-for-sale securities are reclassified from accumulated other comprehensive loss to the condensed consolidated statements of operations when the gains or losses are realized.  Pretax amounts are classified in the condensed consolidated statements of operations as interest and other income (expense).

(c)	Pretax gains and losses on cash flow hedges are classified in the condensed consolidated statements of operations as:

•
other operating income (expense) ($0.1 million of losses in the three months ended September 30, 2017 and $0.1 million of gains in the three months ended September 30, 2016; as well as $0.1 million of losses in the nine months ended September 30, 2017 and $1.3 million of losses in the nine months ended September 30, 2016)

•
interest and other income (expense) (no gains or losses in the three months ended September 30, 2017 and no gains or losses in the three months ended September 30, 2016; as well as $0.1 million of losses in the nine months ended September 30, 2017 and $0.2 million of losses in the nine months ended September 30, 2016).

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

(In millions)	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2016	$(559.6)	(349.1)	1.0	0.7	(907.0)
Other comprehensive income (loss) before reclassifications	(7.8)	48.5	0.9	(0.3)	41.3
Amounts reclassified from accumulated other comprehensive loss	25.9	—	(0.6)	0.2	25.5
Other comprehensive income (loss) attributable to Brink's	18.1	48.5	0.3	(0.1)	66.8
Balance as of September 30, 2017	$(541.5)	(300.6)	1.3	0.6	(840.2)

Note 7 - Fair value of financial instruments

Investments in Trading Securities and Available-for-sale Securities
We have investments in mutual funds designated as trading securities and as available-for-sale securities that are carried at fair value in the financial statements. For these investments, fair value was estimated based on quoted market prices categorized as a Level 1 valuation.

Fixed-Rate Debt
The fair value and carrying value of our fixed-rate debt are as follows:

(In millions)	September 30, 2017	December 31, 2016

Unsecured notes issued in a private placement(a)
Carrying value	$—	85.7
Fair value	—	88.2

(a)	Prepaid in September 2017.

The fair value estimate of our unsecured private placement notes was based on the present value of future cash flows, discounted at rates for similar instruments at the measurement date, which we have categorized as a Level 3 valuation.

Forward and Swap Contracts
We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At September 30, 2017, the notional value of our shorter term outstanding foreign currency forward and swap contracts was $117.2 million, with average maturities of approximately one month.  These shorter term foreign currency forward and swap contracts primarily offset exposures in the euro and the British pound and are not designated as hedges for accounting purposes. At September 30, 2017, the fair value of these shorter term foreign currency contracts was not significant.

In 2013, we entered into a longer term cross-currency swap to hedge against the change in value of a long-term intercompany loan denominated in Brazilian real.  This longer term contract is designated as a cash flow hedge for accounting purposes. At September 30, 2017, the notional value of this contract was $3.1 million with a remaining weighted-average maturity of 0.2 years.  At September 30, 2017, the fair value of this longer term swap contract was an asset of $1.1 million, which is included in prepaid expenses and other on the condensed consolidated balance sheet.

In the first quarter of 2016, we entered into two interest rate swaps with a total notional value of $40 million with a remaining weighted-average maturity of 1.8 years. These swaps were entered into to hedge cash flow risk associated with changes in variable interest rates and are designated as cash flow hedges for accounting purposes. At September 30, 2017, the fair value of these interest rates swaps was a net asset of $0.7 million, which is included in other assets on the condensed consolidated balance sheet.

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

There were no transfers in or out of any of the levels of the valuation hierarchy in the first nine months of 2017.

Note 8 - Debt

	September 30,	December 31,
(In millions)	2017	2016
Debt:
Short-term borrowings
Uncommitted credit facility	$10.3	108.3
Unsecured term loan facility	85.0	—
Restricted cash borrowings(a)	24.8	22.3
Other	23.9	32.2
Total short-term borrowings	$144.0	162.8

Long-term debt
Bank credit facilities:
Revolving Facility	$445.7	55.8
Private Placement Notes (b)	—	85.6
Term loan (c)	61.7	65.6
Multi-currency revolving facility	4.1	3.6
Other	9.7	2.8
Capital leases	84.8	67.0
Total long-term debt	$606.0	280.4

Total debt	$750.0	443.2

Included in:
Current liabilities	$175.6	195.6
Noncurrent liabilities	574.4	247.6
Total debt	$750.0	443.2

(a)
These amounts are for short-term borrowings related to cash borrowed under lending arrangements used in the process of managing customer cash supply chains, which is currently classified as restricted cash and not available for general corporate purposes. See Note 11 for more details.

(b)	Amounts outstanding are net of unamortized debt costs of $0.1 million as of December 31, 2016.

(c)	Amounts outstanding are net of unamortized debt costs of $0.1 million as of September 30, 2017 and $0.2 million as of December 31, 2016.

Short-Term Borrowings

Uncommitted Credit Facility
In February 2016, we entered into a $24 million uncommitted credit facility with an initial expiration date in February 2017. The facility was amended in February 2017, which extended the expiration date to February 2018. Interest on this facility is based on LIBOR plus a margin of 1.00%. As of September 30, 2017, $10 million was outstanding.

Unsecured Term Loan Facility
In August 2017, we entered into a 364-day senior unsecured delayed draw term loan facility in an aggregate principal amount of up to $100 million. Interest on this facility is based on LIBOR plus a margin which ranges from 1.000% to 1.875% depending on either our credit rating or leverage ratio as defined within this facility. The margin was 1.375% at September 30, 2017. As of September 30, 2017, $85 million was outstanding.

Long-Term Debt

Revolving Facility
As of September 30, 2017, we had a $525 million unsecured multi-currency revolving bank credit facility (the “Revolving Facility”) that matures in March 2020. The Revolving Facility’s interest rate is based on LIBOR plus a margin or an alternate base rate plus a margin. The Revolving Facility allows us to borrow funds or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of September 30, 2017, $79 million was available under the Revolving Facility. Amounts outstanding under the Revolving Facility, as of September 30, 2017, were denominated primarily in U.S. dollars and to a lesser extent in euros.

The margin on LIBOR borrowings under the Revolving Facility, which can range from 1.0% to 1.70% depending on either our credit rating or leverage ratio as defined within the Revolving Facility, was 1.30% at September 30, 2017. The margin on alternate base rate borrowings under the Revolving Facility ranges from 0.0% to 0.70%. We also pay an annual facility fee on the Revolving Facility based on our credit rating or the leverage ratio. The facility fee can range from 0.125% to 0.30% and was 0.20% at September 30, 2017.

Private Placement Notes
In September 2017, we paid off our private placement notes for $86 million, which included $7 million in prepayment penalties.
Term Loan
We entered into a $75 million unsecured term loan in March 2015. Interest on this loan is based on LIBOR plus a margin of 1.75%. Monthly principal payments began April 2015 and continue through to maturity, with the remaining balance of $34 million due in March 2022. As of September 30, 2017, the principal amount outstanding was $62 million.

Multi-currency Revolving and Other Facilities
As of September 30, 2017, we had a $20 million unsecured multi-currency revolving bank credit facility, of which $11 million was available. As of September 30, 2017, we had funded debt of $4 million and undrawn letters of credit and guarantees of $5 million issued under the multi-currency revolving bank credit facility, which expires in March 2019. Interest on this facility is based on LIBOR plus a margin, which ranges from 1.0% to 1.7%. We also have the ability to borrow from other banks, at the banks' discretion, under short-term uncommitted agreements. Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

Letter of Credit Facilities
We have a $40 million uncommitted letter of credit facility that expires in May 2018. As of September 30, 2017, $11 million was utilized. We have two unsecured letter of credit facilities totaling $94 million, of which approximately $39 million was available at September 30, 2017. At September 30, 2017, we had undrawn letters of credit and guarantees of $55 million issued under these letter of credit facilities. A $40 million facility expires in December 2018 and a $54 million facility expires in December 2019. The Revolving Facility and the multi-currency revolving credit facilities are also used for issuance of letters of credit and bank guarantees.

The Revolving Facility, the Notes, the unsecured multi-currency revolving bank credit facility, the uncommitted credit facilities, the letter of credit facilities and the unsecured term loan contain certain subsidiary guarantees and various financial and other covenants. The financial covenants, among other things, limit our total indebtedness, restrict certain payments to shareholders, limit priority debt, limit asset sales, limit the use of proceeds from asset sales, provide for a maximum leverage ratio and provide for minimum coverage of interest costs. These agreements do not provide for the acceleration of payments should our credit rating be reduced. If we were not to comply with the terms of our various financing agreements, the repayment terms could be accelerated and the commitments could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other financing agreements. We were in compliance with all financial covenants at September 30, 2017.

In October 2017, we entered into a senior secured credit facility and issued senior notes. See Note 14 for details.

Note 9 - Share-based compensation plans

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

Outstanding awards at September 30, 2017, include performance share units, market share units, restricted stock units, deferred stock units, performance-based stock options, time-based stock options and certain awards that will be settled in cash.

Compensation Expense
Compensation expense is measured using the fair-value-based method.  For employee and director awards considered equity grants, compensation expense is recognized from the award or grant date to the earlier of the retirement-eligible date or the vesting date.

In February 2016, the Compensation and Benefits Committee of the Board of Directors modified the terms of performance share units originally awarded or granted in 2013, 2014 and 2015 to reflect the impact of removing our Venezuelan operation's results from the Company’s segment results beginning in 2015. For each of the affected performance share units, consolidated results for 2015 and each subsequent year within the respective performance period was or will be adjusted to reflect our Venezuelan operation's results at the amount originally projected in the applicable performance target. No incremental compensation cost associated with the modification has been recognized as the modified goal was and is expected to be more difficult to achieve and, in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, we continue to recognize expense as calculated using the original performance goal.

Compensation expenses are classified as selling, general and administrative expenses in the condensed consolidated statements of operations. Compensation expenses for the share-based awards were as follows:

	Compensation Expense		Compensation Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016

Performance Share Units	$1.9	0.6	$6.4	2.9
Market Share Units	0.1	(0.2)	0.2	—
Restricted Stock Units	1.1	0.9	3.5	2.9
Deferred Stock Units and fees paid in stock	0.3	0.3	0.8	0.6
Stock Options	0.6	0.2	1.6	0.3
Share-based payment expense	4.0	1.8	12.5	6.7
Income tax benefit	(1.5)	(0.6)	(4.6)	(2.3)
Share-based payment expense, net of tax	$2.5	1.2	$7.9	4.4
Performance-Based Stock Options
In 2017 and 2016, we granted performance-based stock options that have a service condition as well as a market condition. In addition, some of the awards granted in 2016 contain a non-financial performance condition. We measure the fair value of these performance-based options at the grant date using a Monte Carlo simulation model.

The following table summarizes performance-based stock option activity during the first nine months of 2017:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2016	580.9	$6.01
Granted	298.9	11.97
Forfeited	—	—
Exercised	—	—
Outstanding balance as of September 30, 2017	879.8	$8.04

Restricted Stock Units (“RSUs”)
We granted RSUs that contain only a service condition. We measure the fair value of RSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period.

The following table summarizes RSU activity during the first nine months of 2017:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2016	296.5	$27.84
Granted	100.6	52.85
Forfeited	(13.6)	28.91
Vested	(97.0)	27.57
Nonvested balance as of September 30, 2017	286.5	$36.66
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

The following table summarizes all PSU activity during the first nine months of 2017:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2016	603.2	$28.02
Granted	217.9	53.80
Forfeited	(15.1)	29.52
Vested(a)	(134.3)	24.39
Nonvested balance as of September 30, 2017	671.7	$37.08

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

The following table summarizes all MSU activity during the first nine months of 2017:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2016	141.7	$27.02
Granted	—	—
Forfeited	—	—
Vested(a)	(67.5)	23.34
Nonvested balance as of September 30, 2017	74.2	$30.37

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

The following table summarizes all DSU activity during the first nine months of 2017:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2016	29.7	$29.41
Granted	12.7	60.80
Forfeited	(3.7)	29.35
Vested	(26.0)	29.42
Nonvested balance as of September 30, 2017	12.7	$60.80

Note 10 - Shares used to calculate earnings per share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016

Weighted-average shares:
Basic(a)	50.7	50.1	50.7	49.8
Effect of dilutive stock awards and options	1.2	0.6	0.9	0.6
Diluted	51.9	50.7	51.6	50.4

Antidilutive stock awards and options excluded from denominator	—	—	0.1	0.2

(a)
We have deferred compensation plans for directors and certain of our employees.  For participants electing to defer compensation into common stock units, amounts owed to participants will be paid out in shares of Brink's common stock.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average units credited to employees and directors under the deferred compensation plans.  Accordingly, included in basic shares are 0.3 million in the three months and 0.3 million in the nine months ended September 30, 2017, and 0.5 million in the three months and 0.5 million in the nine months ended September 30, 2016.

Note 11 - Supplemental cash flow information

	Nine Months Ended September 30,
(In millions)	2017	2016
Cash paid for:
Interest	$19.8	15.8
Income taxes, net	64.9	55.3

Non-cash Investing and Financing Activities
We acquired $33.4 million in armored vehicles and other equipment under capital lease arrangements in the first nine months of 2017 compared to $18.9 million in armored vehicles and other equipment acquired under capital lease arrangements in the first nine months of 2016.

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

At September 30, 2017, we held $85.7 million of restricted cash ($24.8 million represented short-term borrowings, $52.6 million represented restricted cash held for customers, and $8.3 million represented deposit liabilities). At December 31, 2016, we held $55.5 million of restricted cash ($22.3 million represented short-term borrowings and $33.2 million represented restricted cash held for customers).

Note 12 - Contingent matters

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

On March 21, 2016, The Bruce McDonald Holding Company, et al., filed a lawsuit in Circuit Court of Logan County, West Virginia against Addington, Inc. (“Addington”) and The Brink’s Company related to an Agreement of Lease dated September 19, 1978, between the Plaintiffs and Addington. The Plaintiffs seek declaratory judgment and unspecified damages related to allegations that Addington failed to mine coal on the property leased from the Plaintiffs and failed to pay correct minimum royalties to the Plaintiffs. The Company filed a counterclaim against the Plaintiffs related to the Plaintiffs’ failure to consent to the assignment and subleasing the leasehold to others. In August 2017, the Circuit Court of Logan County granted certain of our motions for summary judgment and denied the Plaintiff's motions for summary judgment, which substantially resolved all matters in the Company's favor. The Plaintiff filed a notice of appeal on September 22, 2017.

In addition, we are involved in various other lawsuits and claims in the ordinary course of business. We are not able to estimate the loss or range of losses for some of these matters. We have recorded accruals for losses that are considered probable and reasonably estimable. Except as otherwise noted, we do not believe that it is reasonably possible the ultimate disposition of any of the lawsuits currently pending against the Company could have a material adverse effect on our liquidity, financial position or results of operations.

Note 13 - Reorganization and Restructuring

2016 Reorganization and Restructuring
In the fourth quarter of 2016, management implemented restructuring actions across our global business operations and our corporate functions. As a result of these actions, we recognized $18.1 million in related 2016 costs. We recognized an additional $13.5 million in the first nine months of 2017 under this restructuring for additional costs related to severance, a benefit program termination, asset-related adjustments and lease terminations. Severance actions are expected to reduce our global workforce by 800 to 900 positions. We expect that the 2016 restructuring will result in $8 to $12 million in 2017 cost savings. We expect to incur additional costs between $10 and $14 million in future periods, primarily severance costs.

The following table summarizes the costs incurred, payments and utilization, and foreign currency exchange effects of the 2016 Reorganization and Restructuring:

(In millions)	Asset Related Adjustments	Severance Costs	Lease Terminations	Benefit Program Termination	Total

Balance as of January 1, 2017	$—	7.0	0.6	—	7.6
Expense (benefit)	3.4	7.5	0.4	2.2	13.5
Payments and utilization	(3.4)	(11.9)	(0.4)	(2.2)	(17.9)
Foreign currency exchange effects	—	0.2	—	—	0.2
Balance as of September 30, 2017	$—	2.8	0.6	—	3.4

Executive Leadership and Board of Directors Restructuring
In the fourth quarter of 2015, we recognized $1.8 million in costs related to the restructuring of executive leadership and the Board of Directors, which was announced in January 2016. We also recognized an additional $4.3 million in charges, primarily severance costs, in the first nine months of 2016.

2015 Reorganization and Restructuring
Brink's initiated a global restructuring of its business in the third quarter of 2015. We recognized $11.6 million in related 2015 costs related to employee severance, contract terminations, and property impairment. We recognized an additional $5.3 million in the first nine months of 2016 related to this restructuring for additional severance costs, contract terminations and lease terminations. The 2015 Reorganization and Restructuring reduced the global workforce by approximately 1,100 positions and resulted in approximately $20 million in 2016 savings. The actions under this program were substantially completed by the end of 2016, with cumulative pretax charges of approximately $18 million.

Other Restructurings
Management continuously implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized related severance costs of $0.8 million in the third quarter of 2017 and $1.9 million in the first nine months of 2017. These restructuring actions are expected to reduce our workforce by 200 to 300 positions and result in $3 to $4 million in annualized cost savings. We expect to incur additional costs between $1 and $2 million in future periods, primarily severance costs. These estimates will be updated as management targets additional sections of our business.

Note 14 - Subsequent Events

New Credit Facilities

Senior Secured Credit Facility
In October 2017, we entered into a new senior secured credit facility (the “Senior Secured Credit Facility”) with Wells Fargo Bank, National Association, as administrative agent, consisting of a $1 billion revolving credit facility and a $500 million term loan facility.

Loans under the Senior Secured Credit Facility mature five years after the closing date (October 17, 2022) and interest rates float based on the Company's consolidated net leverage levels. The obligations under the Senior Secured Credit Facility are secured by a first-priority lien on all or substantially all of the assets of the Company and certain of its domestic subsidiaries, including a first-priority lien on equity interests of certain of the Company’s direct and indirect subsidiaries. The Company and certain of its domestic subsidiaries also guarantee the obligations under the Senior Secured Credit Facility.

Senior Notes
In October 2017, we issued at par ten-year senior unsecured notes (the "Senior Notes") in the aggregate principal amount of $600 million. The Senior Notes will mature on October 15, 2027, bearing an annual interest rate of 4.625%. The Senior Notes are general unsecured obligations guaranteed by certain of the Company’s existing and future U.S. subsidiaries, which are also guarantors under the Senior Secured Credit Facility.

The Senior Notes have not been and will not be registered under the Securities Act of 1933 (the “Securities Act”) or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The notes were offered in the United States only to persons reasonably believed to be qualified institutional buyers in reliance on the exception from registration set forth in Rule 144A under the Securities Act and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act.
The aggregate proceeds from the Senior Secured Credit Facility and the Senior Notes were used in part to repay the existing Revolving Facility, the existing term loan, certain other existing indebtedness and certain fees and expenses related to the closing of the transactions. Remaining net proceeds are expected to be used for working capital needs, capital expenditures, acquisitions and other general corporate purposes.

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

•	Commercial Security Systems – design and installation of security systems in designated markets in Europe

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

As a result of this assessment, we have the following operating segments:

•	North America

•	South America

•	Rest of World.

Prior period information has been revised to reflect our new segment structure.

RESULTS OF OPERATIONS

Consolidated Review

GAAP and Non-GAAP Financial Measures
We provide an analysis of our operations below on both a generally accepted accounting principles (“GAAP”) and non-GAAP basis.  The purpose of the non-GAAP information is to report our operating profit, income from continuing operations and earnings per share without certain income and expense items that do not reflect the ordinary earnings of our operations.  The non-GAAP financial measures are intended to provide investors with a supplemental comparison of our operating results and trends for the periods presented. Our management believes these measures are also useful to investors as such measures allow investors to evaluate our performance using the same metrics that our management uses to evaluate past performance and prospects for future performance. We do not consider these items to be reflective of our core operating performance due to the variability of such items from period-to-period in terms of size, nature and significance.  The non-GAAP adjustments used to reconcile our GAAP results are described on pages 36–37 and are reconciled to comparable GAAP measures on pages 41–43.

Definition of Organic Growth
Organic growth represents the change in revenues or operating profit between the current and prior period, excluding the effect of acquisitions and dispositions, changes in currency exchange rates (as described on page 34) and the accounting effects of reporting Venezuela under highly inflationary accounting.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions, except for per share amounts)	2017	2016	Change	2017	2016	Change
GAAP
Revenues	$849.5	755.8	12	2,443.8	2,217.1	10
Cost of revenues	666.4	594.4	12	1,905.6	1,779.4	7
Selling, general and administrative expenses	116.6	102.2	14	346.5	315.9	10
Operating profit	66.4	59.7	11	185.6	115.4	61
Income (loss) from continuing operations(a)	19.9	24.5	(19)	68.9	21.7	fav
Diluted EPS from continuing operations(a)	$0.38	0.48	(21)	1.33	0.43	fav

Non-GAAP(b)
Non-GAAP revenues	$828.7	734.9	13	2,328.6	2,140.3	9
Non-GAAP operating profit	76.4	63.0	21	190.7	136.7	40
Non-GAAP income from continuing operations(a)	42.9	34.3	25	106.1	70.6	50
Non-GAAP diluted EPS from continuing operations(a)	$0.83	0.68	22	2.06	1.40	47

(a)	Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.

(b)	Non-GAAP results are reconciled to the applicable GAAP results on pages 41–43.

GAAP Basis
Analysis of Consolidated Results: Third Quarter 2017 versus Third Quarter 2016
Consolidated Revenues  Revenues increased $93.7 million as organic growth in Venezuela ($76.7 million), South America ($28.5 million), North America ($10.6 million) and Rest of World ($6.1 million), and the favorable impact of acquisitions and dispositions ($36.2 million) was partially offset by unfavorable changes in currency exchange rates ($64.4 million). A significant portion of the reduction in revenues from currency exchange rates relates to the strengthening of the U.S. dollar against the Venezuela bolivar ($76.3 million).  Revenues increased 16% on an organic basis due mainly to higher average selling prices in Venezuela and Argentina (including the effects of inflation) and organic revenue growth in Brazil and Mexico due to volume growth and price increases. See above for our definition of “organic.”

Consolidated Costs and Expenses  Cost of revenues increased 12% to $666.4 million due to inflation-based increases on labor and other operational costs. Selling, general and administrative costs increased 14% to $116.6 million due primarily to higher incentive-based compensation, partially offset by changes in currency exchange rates.

Consolidated Operating Profit Operating profit increased $6.7 million due mainly to:

•	organic increases in Venezuela ($25.5 million), South America ($8.8 million), and North America ($6.8 million) and

•	the favorable impact of acquisitions and dispositions ($5.8 million), partially offset by:

•	unfavorable changes in currency exchange rates ($27.5 million), including the effects of Venezuela devaluations,

•	higher corporate expenses ($8.2 million on an organic basis) due to higher incentive-based compensation and

•	organic decreases in Rest of World ($0.6 million).

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Income from continuing operations attributable to Brink’s shareholders in 2017 decreased $4.6 million to $19.9 million primarily due to higher interest and other expense ($12.0 million), partially offset by the operating profit increase mentioned above and lower income tax expense ($3.1 million). Earnings per share from continuing operations was $0.38, down from $0.48 in 2016.

Analysis of Consolidated Results: Nine Months 2017 versus Nine Months 2016
Consolidated Revenues  Revenues increased $226.7 million as organic growth in Venezuela ($285.1 million), South America ($81.6 million), North America ($40.8 million) and Rest of World ($16.0 million), and the favorable impact of acquisitions and dispositions ($31.7 million) was partially offset by unfavorable changes in currency exchange rates ($228.5 million). A significant portion of the reduction in revenues from currency exchange rates relates to the strengthening of the U.S. dollar against the Venezuela bolivar ($243.9 million).  Revenues increased 19% on an organic basis due mainly to higher average selling prices in Venezuela and Argentina (including the effects of inflation) and organic revenue growth in Brazil, Mexico, and the U.S. Organic growth in Brazil and Mexico was due to volume growth and price increases, while organic growth in the U.S. was primarily due to onsite cash recycler services and increased Global Services volume. See page 31 for our definition of “organic.”

Consolidated Costs and Expenses  Cost of revenues increased 7% to $1,905.6 million due to inflation-based increases on labor and other operational costs, as well as higher equipment costs from recycler sales. Selling, general and administrative costs increased 10% to $346.5 million due primarily to higher incentive-based compensation, partially offset by changes in currency exchange rates.

Consolidated Operating Profit Operating profit increased $70.2 million due mainly to:

•	organic increases in Venezuela ($96.1 million), South America ($38.7 million), North America ($26.6 million), and Rest of World ($3.0 million) and

•	the favorable impact of acquisitions and dispositions ($17.7 million), partially offset by:

•	unfavorable changes in currency exchange rates ($93.6 million), including the effects of Venezuela devaluations and

•	higher corporate expenses ($18.4 million on an organic basis) due to higher incentive-based compensation.

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Income from continuing operations attributable to Brink’s shareholders in 2017 increased $47.2 million to $68.9 million primarily due to the operating profit increase mentioned above, partially offset by higher interest and other expense ($15.5 million). Earnings per share from continuing operations was $1.33, up from $0.43 in 2016.

Non-GAAP Basis
Analysis of Consolidated Results: Third Quarter 2017 versus Third Quarter 2016
Non-GAAP Consolidated Revenues  Non-GAAP revenues increased $93.8 million primarily due to organic growth in South America ($28.5 million), North America ($10.6 million) and Rest of World ($6.1 million) as well as the favorable impact of acquisitions and dispositions ($36.7 million) and currency exchange rates ($11.9 million). The favorable currency impact was driven by the euro and Mexican peso, which was partially offset by the unfavorable impact of the Argentine peso. Non-GAAP revenues increased 6% on an organic basis due mainly to higher average selling prices in Argentina (including the effects of inflation) and organic revenue growth in Brazil and Mexico due to volume growth and price increases. See page 31 for our definition of “organic.”

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit increased $13.4 million due mainly to:

•	organic increases in South America ($8.8 million) and North America ($6.8 million) and

•	the favorable impact of acquisitions and dispositions ($7.1 million), partially offset by:

•	higher corporate expenses ($8.2 million on an organic basis) due to higher incentive-based compensation,

•	organic decreases in Rest of World ($0.6 million) and

•	unfavorable changes in currency exchange rates ($0.5 million).

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders in 2017 increased $8.6 million to $42.9 million primarily due to the non-GAAP operating profit increase mentioned above, partially offset by the corresponding higher non-GAAP income tax expense ($3.1 million). Non-GAAP earnings per share from continuing operations was $0.83, up from $0.68 in 2016.

Analysis of Consolidated Results: Nine Months 2017 versus Nine Months 2016
Non-GAAP Consolidated Revenues  Non-GAAP revenues increased $188.3 million primarily due to organic growth in South America ($81.6 million), North America ($40.8 million), and Rest of World ($16.0 million), as well as the favorable impact of acquisitions and dispositions ($34.5 million) and currency exchange rates ($15.4 million). The favorable currency impact was driven by the Brazilian real, which was partially offset by the unfavorable impact of the Argentine peso and Mexican peso. Non-GAAP revenues increased 6% on an organic basis due mainly to higher average selling prices in Argentina (including the effects of inflation) and organic revenue growth in Brazil, Mexico, and the U.S. Organic growth in Brazil and Mexico was due to volume growth and price increases, while organic growth in the U.S. was primarily due to onsite cash recycler services and increased Global Services volume. See page 31 for our definition of “organic.”

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit increased $54.0 million due mainly to:

•	organic increases in South America ($38.7 million), North America ($26.6 million), and Rest of World ($3.0 million) and

•	the favorable impact of acquisitions and dispositions ($9.3 million), partially offset by:

•	higher corporate expenses ($18.4 million on an organic basis) due to higher incentive-based compensation and

•	unfavorable changes in currency exchange rates ($5.2 million).

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders in 2017 increased $35.5 million to $106.1 million primarily due to the non-GAAP operating profit increase mentioned above, partially offset by the corresponding higher non-GAAP income tax expense ($16.1 million). Non-GAAP earnings per share from continuing operations was $2.06, up from $1.40 in 2016.

Revenues and Operating Profit by Segment: Third Quarter 2017 versus Third Quarter 2016

		Organic	Acquisitions /			% Change
(In millions)	3Q'16	Change	Dispositions(a)	Currency(b)	3Q'17	Total	Organic
Revenues:
North America	$297.0	10.6	3.0	5.9	316.5	7	4
South America	186.7	28.5	36.5	(4.3)	247.4	33	15
Rest of World	251.2	6.1	(2.8)	10.3	264.8	5	2
Segment revenues - GAAP and non-GAAP	734.9	45.2	36.7	11.9	828.7	13	6

Other items not allocated to segments(d)	20.9	76.7	(0.5)	(76.3)	20.8	—	fav
Revenues - GAAP	$755.8	121.9	36.2	(64.4)	849.5	12	16

Operating profit:
North America	$8.9	6.8	0.5	0.7	16.9	90	76
South America	35.0	8.8	6.7	(2.8)	47.7	36	25
Rest of World	33.0	(0.6)	(0.1)	1.0	33.3	1	(2)
Segment operating profit	76.9	15.0	7.1	(1.1)	97.9	27	20
Corporate(c)	(13.9)	(8.2)	—	0.6	(21.5)	55	59
Operating profit - non-GAAP	63.0	6.8	7.1	(0.5)	76.4	21	11

Other items not allocated to segments(d)	(3.3)	21.6	(1.3)	(27.0)	(10.0)	unfav	fav
Operating profit (loss) - GAAP	$59.7	28.4	5.8	(27.5)	66.4	11	48
Amounts may not add due to rounding.

(a)	Includes operating results and gains/losses on acquisitions and dispositions of assets and of businesses.

(b)
The amounts in the “Currency” column consist of the effects of Venezuela devaluations and the sum of monthly currency changes. Monthly currency changes represent the accumulation throughout the year of the impact on current period results of changes in foreign currency rates from the prior year period.

(c)	Corporate expenses are not allocated to segment results. Corporate expenses include salaries and other costs to manage the global business and to perform activities required by public companies.

(d)	See pages 36–37 for more information.

Analysis of Segment Results: Third Quarter 2017 versus Third Quarter 2016

North America
Revenues increased 7% ($19.5 million), driven by organic growth of 4% ($10.6 million) and the favorable impact of acquisitions ($3.0 million) and currency exchange rates ($5.9 million) primarily from the Mexican peso. Organic growth was driven by Mexico, mainly due to price and volume growth. Operating profit increased $8.0 million primarily due to organic growth in Mexico from productivity improvement and price increases.

South America
Revenues increased 33% ($60.7 million) primarily due to the favorable impact of acquisitions ($36.5 million) and 15% organic growth ($28.5 million) driven by inflation-based price increases in Argentina and increased price and volume growth in Brazil, partially offset by the unfavorable impact of currency exchange rates ($4.3 million). Operating profit increased 36% ($12.7 million) driven by organic growth in Argentina and the favorable impact of acquisitions ($6.7 million), partially offset by unfavorable currency ($2.8 million). Operating profit in Brazil was up slightly despite the impact of a favorable social tax credit that occurred in the third quarter of 2016 and a negative ruling from a 1994 Brazilian tax case that occurred in the third quarter of 2017. The unfavorable currency impact on revenue and operating profit was driven by the Argentine peso.

Rest of World
Revenues increased 5% ($13.6 million) due to the favorable impact of currency exchange rates ($10.3 million), primarily from the euro, and 2% organic growth, partially offset by the unfavorable impact of dispositions ($2.8 million). The organic growth was driven by Greece and Asia, partially offset by an organic decrease in France due to pricing pressure. Operating profit increased 1% ($0.3 million) due primarily to a favorable currency impact ($1.0 million), partially offset by an organic decrease ($0.6 million). The organic decrease was driven by a decline in France due to pricing pressure, partially offset by organic growth in Asia.

Revenues and Operating Profit by Segment: Nine Months 2017 versus Nine Months 2016

		Organic	Acquisitions /			% Change
(In millions)	YTD '16	Change	Dispositions(a)	Currency(b)	YTD '17	Total	Organic
Revenues:
North America	$890.5	40.8	6.4	(5.6)	932.1	5	5
South America	513.8	81.6	40.1	18.7	654.2	27	16
Rest of World	736.0	16.0	(12.0)	2.3	742.3	1	2
Segment revenues - GAAP and non-GAAP	2,140.3	138.4	34.5	15.4	2,328.6	9	6

Other items not allocated to segments(d)	76.8	285.1	(2.8)	(243.9)	115.2	50	fav
Revenues - GAAP	$2,217.1	423.5	31.7	(228.5)	2,443.8	10	19

Operating profit:
North America	$16.4	26.6	1.0	(0.1)	43.9	fav	fav
South America	81.1	38.7	7.3	(3.8)	123.3	52	48
Rest of World	79.6	3.0	1.0	0.5	84.1	6	4
Segment operating profit	177.1	68.3	9.3	(3.4)	251.3	42	39
Corporate(c)	(40.4)	(18.4)	—	(1.8)	(60.6)	50	46
Operating profit - non-GAAP	136.7	49.9	9.3	(5.2)	190.7	40	37

Other items not allocated to segments(d)	(21.3)	96.2	8.4	(88.4)	(5.1)	(76)	fav
Operating profit (loss) - GAAP	$115.4	146.1	17.7	(93.6)	185.6	61	fav
Amounts may not add due to rounding.

See page 34 for footnote explanations.

Analysis of Segment Results: Nine Months 2017 versus Nine Months 2016

North America
Revenues increased 5% ($41.6 million) as organic growth of 5% ($40.8 million) was partially offset by the negative impact of currency exchange rates ($5.6 million) primarily from the Mexican peso. Organic revenue growth was driven by the U.S. and Mexico, with the U.S. increasing mainly due to onsite cash recycler services and increased Global Services volume. Organic revenue growth in Mexico was primarily due to price and volume growth. Operating profit increased $27.5 million primarily due to organic growth in Mexico and the U.S. Organic profit growth in Mexico was driven by productivity improvements and price increases. Organic profit growth in the U.S. was driven by productivity improvements, lower security losses and vehicle costs, and the impact of onsite cash recyclers.

South America
Revenues increased 27% ($140.4 million) primarily due to 16% organic growth ($81.6 million), the favorable impact of acquisitions ($40.1 million) and currency exchange rates ($18.7 million) mostly from the Brazilian real, slightly offset by a decline in the Argentine peso. The organic growth was driven by inflation-based price increases in Argentina and increased volume growth and price increases in Brazil. Operating profit increased 52% ($42.2 million) driven by organic growth in Argentina and the favorable impact of acquisitions ($7.3 million), partially offset by unfavorable currency ($3.8 million) driven by the Argentine peso. Operating profit in Brazil was also up despite the impact of a favorable social tax credit that occurred in the third quarter of 2016 and a negative ruling from a 1994 Brazilian tax case that occurred in the third quarter of 2017.

Rest of World
Revenues increased 1% ($6.3 million) due to 2% organic growth ($16.0 million) and the favorable impact of currency exchange rates ($2.3 million), partially offset by the unfavorable impact of dispositions ($12.0 million). The organic growth was driven by Greece and Asia, partially offset by an organic decrease in France due to pricing pressure. Operating profit increased 6% ($4.5 million) due primarily to organic growth in Asia, as well as the favorable impact of dispositions ($1.0 million).

Income and Expense Not Allocated to Segments

Corporate Expenses

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2017	2016	change	2017	2016	change
General, administrative and other expenses	$(22.4)	(12.9)	74	$(59.9)	(46.6)	29
Foreign currency transaction gains (losses)	0.5	(0.2)	fav	0.7	2.5	(72)
Reconciliation of segment policies to GAAP	0.4	(0.8)	fav	(1.4)	3.7	unfav
Corporate expenses	$(21.5)	(13.9)	55	$(60.6)	(40.4)	50

Third quarter of 2017 corporate expenses were up $7.6 million and first nine months of 2017 corporate expenses increased $20.2 million compared to prior year periods. The increases in both the third quarter and first nine months of 2017 were primarily driven by higher incentive compensation expense recognized in corporate expenses. Corporate expenses include former non-segment and regional management costs, currency transaction gains and losses, and costs related to global initiatives.

Other Items Not Allocated to Segments

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2017	2016	change	2017	2016	change
Revenues:
Venezuela operations	$20.8	20.4	2	$115.2	74.0	56
Acquisitions and dispositions	—	0.5	(100)	—	2.8	(100)
Revenues	$20.8	20.9	—	115.2	76.8	50

Operating profit:
Venezuela operations	$2.5	2.2	14	19.1	6.5	fav
Reorganization and Restructuring	(6.4)	(2.3)	unfav	(16.1)	(10.4)	55
Acquisitions and dispositions	(6.1)	(3.2)	91	(8.1)	(17.4)	(53)
Operating profit	$(10.0)	(3.3)	unfav	$(5.1)	(21.3)	(76)

The impact of other items not allocated to segments was a loss of $10.0 million in the third quarter of 2017 versus the prior year period loss of $3.3 million. The change was primarily due to higher restructuring charges and an increase in amortization of acquisition-related intangible assets in the current year quarter.
The impact of other items not allocated to segments was a loss of $5.1 million in the first nine months of 2017 versus a loss of $21.3 million in the prior year period. The change was primarily due to higher profits from Venezuela operations along with lower charges from acquisitions and dispositions in the first nine months of 2017 as the prior year period included losses from Ireland operations shut down in 2016 as well as a loss on the sale of corporate assets.
Venezuela operations We have excluded from our segment results all of our Venezuela operating results, including remeasurement losses on net monetary assets related to currency devaluations of $9.1 million and $4.7 million in the first nine months of 2017 and 2016, respectively, due to the Venezuelan government's restrictions that have prevented us from repatriating funds. In light of these unique circumstances, our operations in Venezuela are largely independent of the rest of our global operations. As a result, the Chief Executive Officer, the Company's Chief Operating Decision maker ("CODM"), assesses segment performance and makes resource decisions by segment excluding Venezuela operating results. Additionally, management believes excluding Venezuela from segment results makes it possible to more effectively evaluate the company’s performance between periods.

Factors considered by management in excluding Venezuela results include:

•	Continued inability to repatriate cash to redeploy to other operations or dividend to shareholders

•	Highly inflationary environment

•	Fixed exchange rate policy

•	Continued currency devaluations and

•	Difficulty raising prices and controlling costs

Reorganization and Restructuring
2016 Restructuring
In the fourth quarter of 2016, management implemented restructuring actions across our global business operations and our corporate functions. As a result of these actions, we recognized $18.1 million in related 2016 costs related to asset-related adjustments, severance costs, and lease restructuring charges. We recognized an additional $13.5 million in the first nine months of 2017 from this restructuring for additional costs related to severance, a benefit program termination and asset-related adjustments. Severance actions are expected to reduce our global workforce by 800 to 900 positions. We expect that the 2016 restructuring will result in $8 to $12 million in 2017 cost savings. We expect to incur additional reorganization and restructuring costs between $10 and $14 million in future periods, primarily severance costs.

Executive Leadership and Board of Directors
In 2015, we recognized $1.8 million in charges related to Executive Leadership and Board of Directors restructuring actions, which were announced in January 2016. We recognized $4.3 million in charges in the first nine months of 2016 related to the Executive Leadership and Board of Directors restructuring actions.

2015 Restructuring
Brink's initiated a restructuring of its business in the third quarter of 2015. We recognized $11.6 million in related 2015 costs related to employee severance, contract terminations, and property impairment. We recognized an additional $5.3 million in the first nine months of 2016 related to this restructuring for additional severance costs, contract terminations and lease terminations. The 2015 Reorganization and Restructuring reduced the global workforce by approximately 1,100 positions and resulted in approximately $20 million in 2016 savings. The actions under this program were substantially completed by the end of 2016, with cumulative pretax charges of approximately $18 million.

Other Restructurings
Management continuously implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized related severance costs of $0.8 million in the third quarter of 2017 and $1.9 million in the first nine months of 2017. These restructuring actions are expected to reduce our workforce by 200 to 300 positions and in $3 to $4 million in annualized cost savings. We expect to incur additional costs between $1 and $2 million in future periods, primarily severance costs. These estimates will be updated as management targets additional sections of our business.

Due to the unique circumstances around these charges, they have not been allocated to segment results and are excluded from non-GAAP results. Charges related to the employees, assets, leases and contracts impacted by these restructuring actions were excluded from the segments and corporate expenses as shown in the table below.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2017	2016	change	2017	2016	change
Reportable Segments:
North America	$1.7	—	unfav	$4.4	—	unfav
South America	0.7	0.3	unfav	3.5	0.5	unfav
Rest of World	4.0	0.5	unfav	5.6	2.5	unfav
Total reportable segments	6.4	0.8	unfav	13.5	3.0	unfav
Corporate items	—	1.5	(100)	2.6	7.4	(65)
Total	$6.4	2.3	unfav	$16.1	10.4	55

Acquisitions and dispositions Certain acquisition and disposition items that are not considered part of the ongoing activities of the business and are special in nature are consistently excluded from non-GAAP results. These items are described below:
2017 Acquisitions and Dispositions

•	Transaction costs of $1.5 million related to acquisitions of new businesses in 2017.

•	Gains in the first quarter of 2017 related to the liquidation of our former cash-in-transit operation in Puerto Rico.

•	Amortization expense for acquisition-related intangible assets was $4.4 million in the first nine months of 2017.

•	Severance costs of $1.0 million related to our recent acquisitions in Argentina and Brazil.

•	Currency transaction losses of $1.9 million related to acquisition activity.

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

•	Amortization expense for acquisition-related intangible assets was $2.7 million in the first nine months of 2016.

•	We recognized a $2.0 million loss related to the sale of corporate assets in the second quarter of 2016.

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

Changes in exchange rates may also affect transactions which are denominated in currencies other than the functional currency.  From time to time, we use foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At September 30, 2017, the notional value of our shorter term outstanding foreign currency forward and swap contracts was $117.2 million with average contract maturities of approximately one month.  These shorter term foreign currency forward and swap contracts primarily offset exposures in the euro and the British pound.  Additionally, these shorter term contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings.  We recognized gains of $3.0 million on these contracts in the first nine months of 2017.  At September 30, 2017, the fair value of these shorter term foreign currency contracts was not significant.

We also have a longer term cross currency swap contract to hedge exposure in Brazilian real, which is designated as a cash flow hedge for accounting purposes.  At September 30, 2017, the notional value of this longer term contract was $3.1 million with a weighted-average maturity of 0.2 years.  We recognized net losses of $0.2 million on this contract, of which losses of $0.1 million were included in other operating income (expense) to offset transactions gains of $0.1 million and expenses of $0.1 million were included in interest and other income (expense) in the first nine months of 2017.  At September 30, 2017, the fair value of the longer term cross currency swap contract was $1.1 million, which is included in prepaid expenses and other on the condensed consolidated balance sheet.

See Note 1 to the condensed consolidated financial statements for a description of government currency processes and restrictions in Venezuela, the effect on our operations, and how we account for currency remeasurement for our Venezuelan subsidiaries.

Other Operating Income (Expense)

Other operating income (expense) includes amounts included in segment results as well as income and expense not allocated to segments.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2017	2016	change	2017	2016	change
Foreign currency items:
Transaction losses	$(3.3)	(1.4)	unfav	$(13.3)	(0.2)	unfav
Foreign currency derivative instrument gains (losses)	1.1	1.1	—	3.0	(2.0)	fav
Gains (losses) on sale of property and other assets	0.3	0.5	(40)	1.1	(1.2)	fav
Argentina conversion losses	—	—	—	—	(0.1)	(100)
Impairment losses	(1.6)	(0.3)	unfav	(2.6)	(5.7)	(54)
Share in earnings of equity affiliates	0.1	—	fav	0.2	0.1	100
Royalty income	0.5	0.7	(29)	1.5	1.9	(21)
Gains (losses) on business acquisitions and dispositions	—	—	—	0.6	0.1	fav
Other gains (losses)	2.8	(0.1)	fav	3.4	0.7	fav
Other operating income (expense)	$(0.1)	0.5	unfav	$(6.1)	(6.4)	(5)
Other operating expense was $0.1 million in the third quarter of 2017 versus $0.5 million of income in the prior year period. The third quarter of 2017 included higher foreign currency transaction losses and higher impairment losses that were mostly offset by other miscellaneous gains in the current year quarter. The currency losses in the third quarter of 2017 relate primarily to the remeasurement of the payable to sellers of Maco Transportadora.

Other operating expense was lower in the first nine months of 2017 compared to the first nine months of 2016. This change resulted primarily from foreign currency derivative instrument gains in the 2017 period, higher impairment charges in the first nine months of 2016, other miscellaneous gains in 2017 and the prior year loss on sale of corporate assets. These favorable changes were partially offset by higher foreign currency transaction losses, primarily related to Venezuela currency devaluation in the current year period. See Note 1 to the condensed consolidated financial statements for a description of the change in currency exchange processes and rates in Venezuela.

Nonoperating Income and Expense

Interest expense

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2017	2016	change	2017	2016	change
Interest expense	$7.7	5.1	51	$18.5	14.9	24

Interest expense was higher in both the third quarter and the first nine months of 2017 compared to the same periods of 2016 primarily due to higher borrowing levels due to business acquisitions.

Interest and other income (expense)

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2017	2016	change	2017	2016	change
Interest income	$0.8	0.6	33	$2.4	1.8	33
Gains on sales of available-for-sale securities	0.7	—	fav	0.9	0.5	80
Derivative instrument losses	—	(0.1)	(100)	(0.1)	(0.6)	(83)
Retirement benefit cost other than service cost	(11.7)	(9.7)	21	(35.4)	(29.5)	20
Prepayment penalty(a)	(6.5)	—	unfav	(6.5)	—	unfav
Interest on Brazil tax claim(b)	(4.1)	—	unfav	(4.1)	—	unfav
Other	(0.4)	—	unfav	(1.0)	(0.5)	100
Interest and other income (expense)	$(21.2)	(9.2)	unfav	$(43.8)	(28.3)	55

(a)	Penalty upon prepayment of Private Placement notes in September 2017.

(b)
Related to an unfavorable court ruling in the third quarter of 2017 on a non-income tax claim in Brazil. The court ruled that Brink's must pay interest accruing from the initial claim filing in 1994 to the current date. The principal amount of the claim was approximately $1 million and was recognized in selling, general and administrative expenses in the third quarter of 2017.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Continuing operations
Provision for income taxes (in millions)	$16.4	19.5	$48.1	43.4
Effective tax rate	43.7%	43.0%	39.0%	60.1%

2017 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first nine months of 2017 was greater than the 35% U.S. statutory tax rate primarily due to the impact of our Venezuelan operation’s earnings and related tax expense, including the nondeductible expenses resulting from the currency devaluation, partially offset by the significant tax benefits related to the distribution of share-based payments and an income tax benefit related to an Illinois legislative change.  The other items that cause the rate to be higher than the U.S. statutory rate include the seasonality of book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on cross border payments and the characterization of a French business tax as an income tax, partially offset by the geographical mix of earnings and a French income tax credit.

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

Noncontrolling Interests

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2017	2016	change	2017	2016	change
Net income (loss) attributable to noncontrolling interests	$1.2	1.4	(14)	$6.3	7.1	(11)

The change from $1.4 million net income attributable to noncontrolling interests in the third quarter of 2016 to $1.2 million of net income attributable to noncontrolling interests in the third quarter of 2017 was primarily due to lower results from our Venezuelan subsidiaries. The change from a $7.1 million net income attributable to noncontrolling interests in the first nine months of 2016 to $6.3 million of net income attributable to noncontrolling interests in the first nine months of 2017 was primarily due to lower results from our Colombian subsidiaries.

See Note 1 to the condensed consolidated financial statements for more information about the currency devaluations of our Venezuelan subsidiaries and lower currency remeasurement charges from devaluation of Venezuelan currency.

Non-GAAP Results Reconciled to GAAP

Non-GAAP results described in this filing are financial measures that are not required by or presented in accordance with GAAP. The purpose of the non-GAAP results is to report financial information from the primary operations of our business by excluding the effects of certain income and expenses that do not reflect the ordinary earnings of our operations. The specific items excluded have not been allocated to segments, are described in detail on pages 36–37, and are reconciled to comparable GAAP measures below.

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

	YTD '17			YTD '16
(In millions, except for percentages)	Pre-tax	Tax	Effective tax rate	Pre-tax	Tax	Effective tax rate
Effective Income Tax Rate(a)
GAAP	$123.3	48.1	39.0%	$72.2	43.4	60.1%
Retirement plans(d)	24.9	9.0		23.3	8.4
Venezuela operations(b)	(13.1)	(11.8)		(4.5)	(9.6)
Reorganization and Restructuring(b)	16.1	5.5		10.4	3.2
Acquisitions and dispositions(b)	8.9	3.0		17.3	1.4
Prepayment penalty(e)	6.5	2.4		—	—
Interest on Brazil tax claim(f)	4.1	1.4		—	—
Income tax rate adjustment(c)	—	2.2		—	(3.1)
Non-GAAP	$170.7	59.8	35.0%	$118.7	43.7	36.8%

Amounts may not add due to rounding.

(a)	From continuing operations.

(b)
See “Other Items Not Allocated To Segments” on pages 36–37 for details.  We do not consider these items to be reflective of our core operating performance due to the variability of such items from period-to-period in terms of size, nature and significance.

(c)
Non-GAAP income from continuing operations and non-GAAP EPS have been adjusted to reflect an effective income tax rate in each interim period equal to the full-year non-GAAP effective income tax rate. The full-year non-GAAP effective tax rate is estimated at ~35.0% for 2017 and was 36.8% for 2016.

(d)
Our U.S. Retirement plans are frozen and costs related to these plans are excluded from non-GAAP results. Certain non-U.S. operations also have retirement plans. Settlement charges related to these non-U.S. plans are also excluded from non-GAAP results.

(e)	Penalty upon prepayment of Private Placement notes in September 2017.

(f)
Related to an unfavorable court ruling in the third quarter of 2017 on a non-income tax claim in Brazil. The court ruled that Brink's must pay interest accruing from the initial claim filing in 1994 to the current date. The principal amount of the claim was approximately $1 million and was recognized in selling, general and administrative expenses in the third quarter of 2017.

Non-GAAP Results Reconciled to GAAP

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for percentages and per share amounts)	2017	2016	2017	2016
Revenues:
GAAP	$849.5	755.8	2,443.8	2,217.1
Venezuela operations(b)	(20.8)	(20.4)	(115.2)	(74.0)
Acquisitions and dispositions(b)	—	(0.5)	—	(2.8)
Non-GAAP	$828.7	734.9	2,328.6	2,140.3

Operating profit:
GAAP	$66.4	59.7	185.6	115.4
Venezuela operations(b)	(2.5)	(2.2)	(19.1)	(6.5)
Reorganization and Restructuring(b)	6.4	2.3	16.1	10.4
Acquisitions and dispositions(b)	6.1	3.2	8.1	17.4
Non-GAAP	$76.4	63.0	190.7	136.7

Interest expense:
GAAP	$(7.7)	(5.1)	(18.5)	(14.9)
Venezuela operations(b)	—	—	—	0.1
Acquisitions and dispositions(b)	0.8	—	0.8	—
Non-GAAP	$(6.9)	(5.1)	(17.7)	(14.8)

Interest and other income (expense):
GAAP	$(21.2)	(9.2)	(43.8)	(28.3)
Retirement plans(d)	9.0	7.9	24.9	23.3
Venezuela operations(b)	0.9	0.5	6.0	1.9
Acquisitions and dispositions(b)	—	(0.1)	—	(0.1)
Prepayment penalty(e)	6.5	—	6.5	—
Interest on Brazil tax claim(f)	4.1	—	4.1	—
Non-GAAP	$(0.7)	(0.9)	(2.3)	(3.2)

Provision for income taxes:
GAAP	$16.4	19.5	48.1	43.4
Retirement plans(d)	3.2	2.9	9.0	8.4
Venezuela operations(b)	(3.1)	(2.4)	(11.8)	(9.6)
Reorganization and Restructuring(b)	2.2	0.7	5.5	3.2
Acquisitions and dispositions(b)	2.5	0.2	3.0	1.4
Prepayment penalty(e)	2.4	—	2.4	—
Interest on Brazil tax claim(f)	1.4	—	1.4	—
Income tax rate adjustment(c)	(0.9)	0.1	2.2	(3.1)
Non-GAAP	$24.1	21.0	59.8	43.7

Net income (loss) attributable to noncontrolling interests:
GAAP	$1.2	1.4	6.3	7.1
Venezuela operations(b)	0.6	0.3	(2.1)	(2.0)
Reorganization and Restructuring(b)	0.2	(0.1)	0.6	(0.1)
Income tax rate adjustment(c)	(0.2)	0.1	—	(0.6)
Non-GAAP	$1.8	1.7	4.8	4.4

Non-GAAP margin	9.2%	8.6%	8.2%	6.4%

Amounts may not add due to rounding.

See page 41 for footnote explanations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for percentages and per share amounts)	2017	2016	2017	2016
Income (loss) from continuing operations attributable to Brink's:
GAAP	$19.9	24.5	68.9	21.7
Retirement plans(d)	5.8	5.0	15.9	14.9
Venezuela operations(b)	0.9	0.4	0.8	7.1
Reorganization and Restructuring(b)	4.0	1.7	10.0	7.3
Acquisitions and dispositions(b)	4.4	2.9	5.9	15.9
Prepayment penalty(e)	4.1	—	4.1	—
Interest on Brazil tax claim(f)	2.7	—	2.7	—
Income tax rate adjustment(c)	1.1	(0.2)	(2.2)	3.7
Non-GAAP	$42.9	34.3	106.1	70.6

Diluted EPS:
GAAP	$0.38	0.48	1.33	0.43
Retirement plans(d)	0.11	0.10	0.31	0.30
Venezuela operations(b)	0.02	0.01	0.02	0.14
Reorganization and Restructuring(b)	0.08	0.04	0.19	0.14
Acquisitions and dispositions(b)	0.09	0.06	0.12	0.33
Prepayment penalty(e)	0.08	—	0.08	—
Interest on Brazil tax claim(f)	0.05	—	0.05	—
Income tax rate adjustment(c)	0.02	(0.01)	(0.04)	0.07
Non-GAAP	$0.83	0.68	2.06	1.40

Amounts may not add due to rounding.

See page 41 for footnote explanations.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows from operating activities increased by $59.2 million in the first nine months of 2017 as compared to the first nine months of 2016.  Cash used for investing activities increased by $207.5 million in the first nine months of 2017 compared to the first nine months of 2016 as a result of business acquisitions, an increase in capital expenditures and higher marketable security purchase activity. We financed our liquidity needs in the first nine months of 2017 with cash flows from long-term debt.

Operating Activities

	Nine Months Ended September 30,		$
(In millions)	2017	2016	change
Cash flows from operating activities
Operating activities - GAAP	$116.2	57.0	59.2
Venezuela operations	(18.2)	(14.0)	(4.2)
(Increase) decrease in certain customer obligations(a)	(9.8)	14.9	(24.7)
Operating activities - non-GAAP	$88.2	57.9	30.3

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

GAAP
Cash flows from operating activities increased by $59.2 million in the first nine months of 2017 compared to the same period in 2016.  The increase was primarily due to higher operating profit and changes in customer obligations of certain of our secure Cash Management Services operations (cash held for customers increased by $9.8 million in the first nine months of 2017 compared to a decrease of $14.9 million in the same period in 2016), offset by increases in cash used for working capital.

Non-GAAP
Non-GAAP cash flows from operating activities increased by $30.3 million in the first nine months of 2017 as compared to the same period in 2016.  The increase was primarily due to higher operating profit offset by increases in cash used for working capital.

Investing Activities

	Nine Months Ended September 30,		$
(In millions)	2017	2016	change
Cash flows from investing activities
Capital expenditures	$(117.4)	(72.4)	(45.0)
Acquisitions	(147.7)	—	(147.7)
Marketable securities:
Purchases	(35.0)	(8.9)	(26.1)
Sales	21.2	8.8	12.4
Proceeds from sale of property and equipment	1.4	4.4	(3.0)
Other	1.1	(0.8)	1.9
Investing activities	$(276.4)	(68.9)	(207.5)

Cash used by investing activities increased by $207.5 million in the first nine months of 2017 versus the first nine months of 2016.  The increase was primarily due to business acquisitions in Argentina, Brazil, Chile and the U.S. for an aggregate purchase price, net of cash acquired, of $147.7 million, an increase in capital expenditures of $45.0 million and higher purchase activity of marketable securities ($26.1 million) during the first nine months of 2017.

Cash used by investing activities is expected to increase in the fourth quarter of 2017 as cash payments are made for the recently announced business acquisitions in Argentina and France. We expect to fund these acquisition payments largely through increased debt borrowings and, to a lesser extent, with the use of available cash and short-term marketable securities investments.

Capital expenditures and depreciation and amortization were as follows:

	Nine Months Ended September 30,		$	Full Year
(In millions)	2017	2016	change	2016
Property and equipment acquired during the period
Capital expenditures:(a)
North America	$64.4	30.6	33.8	42.0
South America	23.3	13.1	10.2	24.0
Rest of World	20.7	21.2	(0.5)	32.2
Corporate	6.6	3.8	2.8	9.0
Capital expenditures - non-GAAP	115.0	68.7	46.3	107.2
Venezuela	2.4	3.7	(1.3)	5.0
Capital expenditures - GAAP	$117.4	72.4	45.0	112.2

Capital leases:(b)
North America	$29.1	14.1	15.0	23.2
South America	4.3	4.8	(0.5)	6.2
Capital leases - GAAP and non-GAAP	$33.4	18.9	14.5	29.4

Total:
North America	$93.5	44.7	48.8	65.2
South America	27.6	17.9	9.7	30.2
Rest of World	20.7	21.2	(0.5)	32.2
Corporate	6.6	3.8	2.8	9.0
Total property and equipment acquired excluding Venezuela	148.4	87.6	60.8	136.6
Venezuela	2.4	3.7	(1.3)	5.0
Total property and equipment acquired	$150.8	91.3	59.5	141.6

Depreciation and amortization(a)
North America	$50.7	49.7	1.0	66.8
South America	16.9	14.1	2.8	19.0
Rest of World	22.5	22.4	0.1	29.8
Corporate	8.7	8.2	0.5	10.9
Depreciation and amortization - non-GAAP	98.8	94.4	4.4	126.5
Venezuela	1.2	0.4	0.8	0.7
Reorganization and Restructuring	2.0	—	2.0	0.8
Amortization of intangible assets	4.4	2.7	1.7	3.6
Depreciation and amortization - GAAP	$106.4	97.5	8.9	131.6

(a)
Capital expenditures as well as depreciation and amortization related to Venezuela have been excluded from South America. In addition, accelerated depreciation related to Reorganization and Restructuring activities has been excluded from non-GAAP amounts. Amortization of acquisition-related intangible assets has also been excluded from non-GAAP amounts.

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

Our reinvestment ratio, which we define as the annual amount of property and equipment acquired during the period divided by the annual amount of depreciation, was 1.5 for the twelve months ending September 30, 2017 compared to 1.1 for the twelve months ending September 30, 2016.

Capital expenditures in the first nine months of 2017 were primarily for armored vehicles, CompuSafes®, information technology and machinery and equipment.

Financing Activities

	Nine Months Ended September 30,		$
(In millions)	2017	2016	change
Cash flows from financing activities
Borrowings and repayments:
Short-term borrowings	$(25.6)	39.9	(65.5)
Long-term revolving credit facilities, net	388.0	25.0	363.0
Other long-term debt, net	(100.6)	(30.6)	(70.0)
Borrowings (repayments)	261.8	34.3	227.5

Prepayment penalty	(6.5)	—	(6.5)
Common stock issued	—	3.0	(3.0)
Dividends to:
Shareholders of Brink’s	(20.1)	(14.8)	(5.3)
Noncontrolling interests in subsidiaries	(3.5)	(3.4)	(0.1)
Proceeds from exercise of stock options	2.7	10.9	(8.2)
Minimum tax withholdings associated with share-based compensation	(10.0)	(5.2)	(4.8)
Other	1.0	1.8	(0.8)
Financing activities	$225.4	26.6	198.8

Debt borrowings and repayments
Cash flows from financing activities increased by $198.8 million in the first nine months of 2017 compared to the first nine months of 2016 as net borrowing on our revolving credit facilities exceeded net repayments of other long-term debt and short-term borrowings.

Dividends
We paid dividends to Brink’s shareholders of $0.40 per share or $20.1 million in the first nine months of 2017 compared to $0.30 per share or $14.8 million in the first nine months of 2016.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the Board of Directors.

Reconciliation of Net Debt to U.S. GAAP Measures

	September 30,	December 31,
(In millions)	2017	2016
Debt:
Short-term borrowings	$144.0	162.8
Long-term debt	606.0	280.4
Total Debt	750.0	443.2
Restricted cash borrowings(a)	(24.8)	(22.3)
Acquisition cash in escrow(b)	(72.1)	—
Payable to sellers(c)	138.3	—
Total Debt without restricted cash borrowings	791.4	420.9

Less:
Cash and cash equivalents	241.8	183.5
Amounts held by Cash Management Services operations(d)	(20.8)	(9.8)
Cash and cash equivalents available for general corporate purposes	221.0	173.7

Net Debt	$570.4	247.2

(a)
Restricted cash borrowings are related to cash borrowed under lending arrangements used in the process of managing customer cash supply chains, which is currently classified as restricted cash and not available for general corporate purposes.

(b)
Related to cash being held in escrow for the purchase of the Temis group of companies in France. This cash is currently classified in prepaid expenses and other on the condensed consolidated balance sheet as it is due back to Brink's if the transaction is not executed. As such, we are reducing Net Debt for this amount until the transaction closes.

(c)
The acquisitions of Maco Transportadora and Maco Litoral include future payments payable to the sellers, of which $103.6 million is included in accrued liabilities and $34.7 million is included in other long term liabilities as of September 30, 2017. See Note 5 for additional information. These amounts impact our future debt capacity and have therefore been adjusted in Net Debt.

(d)
Title to cash received and processed in certain of our secure Cash Management Services operations transfers to us for a short period of time. The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources and in our computation of Net Debt.

Net Debt is a supplemental non-GAAP financial measure that is not required by, or presented in accordance with GAAP. We use Net Debt as a measure of our financial leverage. We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage. Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our condensed consolidated balance sheets. Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP, as of September 30, 2017, and December 31, 2016.  Net Debt excluding cash and debt in Venezuelan operations was $577 million at September 30, 2017, and $255 million at December 31, 2016.

Net Debt increased by $323 million primarily to fund business acquisitions and other working capital needs including insurance and bonus payments.

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

Incremental taxes.  Of the $241.8 million of cash and cash equivalents at September 30, 2017, $210.8 million (inclusive of $20.8 million of amounts held by Cash Management Services operations) is held by subsidiaries that we consider to be permanently invested and for which we do not expect to repatriate to the U.S.  If we were to decide to repatriate this cash to the U.S., we may have to accrue and pay additional income taxes.  Given the number of foreign operations and the complexities of the tax law, it is not practical to estimate the potential tax liability, but the amount of taxes owed could be material depending on how and when the repatriation occurred.

Venezuela.  We have $6.0 million of cash and cash equivalents denominated in Venezuelan bolivars (as remeasured at the published DICOM rate of 3,345 bolivars to the U.S. dollar) at September 30, 2017.  We believe that the DICOM process to convert bolivars (as described in Note 1 to the condensed consolidated financial statements) is the only method for which we could repatriate U.S. dollars. The Venezuelan government has restricted conversions of bolivars into U.S. dollars in the past and may do so in the future. We did not repatriate any U.S. dollars from Venezuela in 2016 and have not done so to date in 2017.

Debt

	September 30,	December 31,
(In millions)	2017	2016
Debt:
Short-term borrowings
Uncommitted credit facilities	10.3	108.3
Unsecured term loan facility	85.0	—
Restricted cash borrowings(a)	24.8	22.3
Other	23.9	32.2
Total short-term borrowings	$144.0	162.8

Long-term debt
Bank credit facilities:
Revolving Facility	$445.7	55.8
Private Placement Notes (b)	—	85.6
Term loan (c)	61.7	65.6
Multi-currency revolving facility	4.1	3.6
Other	9.7	2.8
Capital leases	84.8	67.0
Total long-term debt	$606.0	280.4

Total debt	$750.0	443.2

Included in:
Current liabilities	$175.6	195.6
Noncurrent liabilities	574.4	247.6
Total debt	$750.0	443.2

(a)
These amounts are for short-term borrowings related to cash borrowed under lending arrangements used in the process of managing customer cash supply chains, which is currently classified as restricted cash and not available for general corporate purposes.

(b)	Amounts outstanding are net of unamortized debt costs of $0.1 million as of December 31, 2016.

(c)	Amounts outstanding are net of unamortized debt costs of $0.1 million as of September 30, 2017 and $0.2 million as of December 31, 2016.

Short-Term Borrowings

Uncommitted Credit Facility
In February 2016, we entered into a $24 million uncommitted credit facility with an initial expiration date in February 2017. The facility was amended in February 2017, which extended the expiration date to February 2018. Interest on this facility is based on LIBOR plus a margin of 1.00%. As of September 30, 2017, $10 million was outstanding.

Unsecured Term Loan Facility
In August 2017, we entered into a 364-day senior unsecured delayed draw term loan facility in an aggregate principal amount of up to $100 million. Interest on this facility is based on LIBOR plus a margin, which ranges from 1.00% to 1.875% depending on either our credit rating or leverage ratio as defined within this facility. The margin was 1.375% at September 30, 2017. As of September 30, 2017, $85 million was outstanding.

Long-Term Debt

Revolving Facility
As of September 30, 2017, we had a $525 million unsecured multi-currency revolving bank credit facility (the “Revolving Facility”) that matures in March 2020. The Revolving Facility’s interest rate is based on LIBOR plus a margin or an alternate base rate plus a margin. The Revolving Facility allows us to borrow funds or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of September 30, 2017, $79 million was available under the Revolving Facility. Amounts outstanding under the Revolving Facility, as of September 30, 2017, were denominated primarily in U.S. dollars and to a lesser extent in euros.

The margin on LIBOR borrowings under the Revolving Facility, which can range from 1.0% to 1.70% depending on either our credit rating or leverage ratio as defined within the Revolving Facility, was 1.30% at September 30, 2017. The margin on alternate base rate borrowings under the Revolving Facility ranges from 0.0% to 0.70%. We also pay an annual facility fee on the Revolving Facility based on our credit rating or the leverage ratio. The facility fee can range from 0.125% to 0.30% and was 0.20% at September 30, 2017.

Private Placement Notes
In September 2017, we paid off our private placement notes for $86 million, which included $7 million in prepayment penalties.
Term Loan
We entered into a $75 million unsecured term loan in March 2015. Interest on this loan is based on LIBOR plus a margin of 1.75%. Monthly principal payments began April 2015 and continue through to maturity, with the remaining balance of $34 million due in March 2022. As of September 30, 2017, the principal amount outstanding was $62 million.

Multi-currency Revolving and Other Facilities
As of September 30, 2017, we had a $20 million unsecured multi-currency revolving bank credit facility, of which $11 million was available. As of September 30, 2017, we had funded debt of $4 million and undrawn letters of credit and guarantees of $5 million issued under the multi-currency revolving bank credit facility, which expires in March 2019. Interest on this facility is based on LIBOR plus a margin, which ranges from 1.0% to 1.7%. We also have the ability to borrow from other banks, at the banks' discretion, under short-term uncommitted agreements. Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

Letter of Credit Facilities
We have a $40 million uncommitted letter of credit facility that expires in May 2018. As of September 30, 2017, $11 million was utilized. We have two unsecured letter of credit facilities totaling $94 million, of which approximately $39 million was available at September 30, 2017. At September 30, 2017, we had undrawn letters of credit and guarantees of $55 million issued under these letter of credit facilities. A $40 million facility expires in December 2018 and a $54 million facility expires in December 2019. The Revolving Facility and the multi-currency revolving credit facilities are also used for issuance of letters of credit and bank guarantees.

The Revolving Facility, the Notes, the unsecured multi-currency revolving bank credit facility, the uncommitted credit facilities, the letter of credit facilities and the unsecured term loan contain certain subsidiary guarantees and various financial and other covenants. The financial covenants, among other things, limit our total indebtedness, restrict certain payments to shareholders, limit priority debt, limit asset sales, limit the use of proceeds from asset sales, provide for a maximum leverage ratio and provide for minimum coverage of interest costs. These agreements do not provide for the acceleration of payments should our credit rating be reduced. If we were not to comply with the terms of our various financing agreements, the repayment terms could be accelerated and the commitments could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other financing agreements. We were in compliance with all financial covenants at September 30, 2017.

New Credit Facilities - Subsequent Event

Senior Secured Credit Facility
In October 2017, we entered into a new senior secured credit facility (the “Senior Secured Credit Facility”) with Wells Fargo Bank, National Association, as administrative agent, consisting of a $1 billion revolving credit facility and a $500 million term loan facility.

Loans under the Senior Secured Credit Facility mature five years after the closing date (October 17, 2022) and interest rates float based on the Company's consolidated net leverage levels. The obligations under the Senior Secured Credit Facility are secured by a first-priority lien on all or substantially all of the assets of the Company and certain of its domestic subsidiaries, including a first-priority lien on equity interests of certain of the Company’s direct and indirect subsidiaries. The Company and certain of its domestic subsidiaries also guarantee the obligations under the Senior Secured Credit Facility.

Senior Notes
In October 2017, we issued at par ten-year senior unsecured notes (the "Senior Notes") in the aggregate principal amount of $600 million. The Senior Notes will mature on October 15, 2027, bearing an annual interest rate of 4.625%. The Senior Notes are general unsecured obligations guaranteed by certain of the Company’s existing and future U.S. subsidiaries, which are also guarantors under the Senior Secured Credit Facility.

The Senior Notes have not been and will not be registered under the Securities Act of 1933 (the “Securities Act”) or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The notes were offered in the United States only to persons reasonably believed to be qualified institutional buyers in reliance on the exception from registration set forth in Rule 144A under the Securities Act and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act.
The aggregate proceeds from the Senior Secured Credit Facility and the Senior Notes were used in part to repay the existing Revolving Facility, the existing term loan, certain other existing indebtedness and certain fees and expenses related to the closing of the transactions. Remaining net proceeds are expected to be used for working capital needs, capital expenditures, acquisitions and other general corporate purposes.

Equity
At September 30, 2017, we had 100 million shares of common stock authorized and approximately 50.5 million shares issued and outstanding.

In May 2017, our board of directors authorized a $200 million share repurchase program, which expires on December 31, 2019.  We are not obligated to repurchase any specific dollar amount or number of shares and, at September 30, 2017, $200 million remains available under this program. The timing and volume of share repurchases may be executed at the discretion of management on an opportunistic basis, or pursuant to trading plans or other arrangements. Share repurchases under the program may be made in the open market, in privately negotiated transactions, or otherwise.

U.S. Retirement Liabilities

Funded Status of U.S. Retirement Plans
	Actual	Actual	Projected
(In millions)	2016	Nine Months 2017	4th Quarter 2017	2018	2019	2020	2021

Primary U.S. pension plan
Beginning funded status	$(113.7)	(107.8)	(96.0)	(93.5)	(76.7)	(59.1)	(40.8)
Net periodic pension credit(a)	17.9	13.8	4.6	18.7	18.6	18.3	19.6
Payment from Brink’s	—	—	—	—	—	—	13.1
Benefit plan experience loss	(12.0)	(2.0)	(2.1)	(1.9)	(1.0)	—	—
Ending funded status	$(107.8)	(96.0)	(93.5)	(76.7)	(59.1)	(40.8)	(8.1)

UMWA plans
Beginning funded status	$(205.7)	(226.6)	(227.7)	(228.4)	(230.0)	(232.4)	(235.6)
Net periodic postretirement cost(a)	(1.4)	(1.3)	(0.5)	(1.6)	(2.4)	(3.2)	(4.1)
Benefit plan experience loss	(19.2)	—	—	—	—	—	—
Other	(0.3)	0.2	(0.2)	—	—	—	—
Ending funded status	$(226.6)	(227.7)	(228.4)	(230.0)	(232.4)	(235.6)	(239.7)

Black lung plans
Beginning funded status	$(55.4)	(57.2)	(53.2)	(53.3)	(49.4)	(45.7)	(42.3)
Net periodic postretirement cost(a)	(2.3)	(1.8)	(0.6)	(2.0)	(1.8)	(1.7)	(1.5)
Payment from Brink’s	8.1	5.8	0.5	5.9	5.5	5.1	4.7
Benefit plan experience loss	(7.6)	—	—	—	—	—	—
Ending funded status	$(57.2)	(53.2)	(53.3)	(49.4)	(45.7)	(42.3)	(39.1)

(a)	Excludes amounts reclassified from accumulated other comprehensive income (loss).

Primary U.S. Pension Plan
Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement.  We did not make cash contributions to the primary U.S. pension plan in 2016 or the first nine months of 2017.  There are approximately 14,800 beneficiaries in the plans.

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

Assumptions for U.S. Retirement Obligations
We have made various assumptions to estimate the amount of payments to be made in the future.  The most significant assumptions include:

•	Discount rates and other assumptions in effect at measurement dates (normally December 31)

•	Investment returns of plan assets

•	Addition of new participants (historically immaterial due to freezing of pension benefits and exit from coal business)

•	Mortality rates

•	Change in laws

The assumptions used to estimate our U.S. retirement obligations can be found in our Annual Report on Form 10-K for the year ended December 31, 2016.

Summary of Expenses Related to All U.S. Retirement Liabilities through 2021

This table summarizes actual and projected expense related to U.S. retirement liabilities.

	Actual	Actual	Projected
(In millions)	2016	Nine Months 2017	4th Quarter 2017	FY2017	2018	2019	2020	2021
Primary U.S. pension plan	$6.8	4.7	1.4	6.1	4.8	4.0	3.8	0.1
UMWA plans	14.8	12.4	4.4	16.8	13.8	13.8	13.9	14.2
Black lung plans	7.3	6.2	2.2	8.4	6.6	4.6	4.2	3.9
Total	$28.9	23.3	8.0	31.3	25.2	22.4	21.9	18.2

Summary of Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants through 2021

This table summarizes actual and projected payments:

•	from Brink’s to U.S. retirement plans, and

•	from the plans to participants.

	Actual	Actual	Projected
(In millions)	2016	Nine Months 2017	4th Quarter 2017	FY2017	2018	2019	2020	2021
Payments from Brink’s to U.S. Plans
Primary U.S. pension plan	$—	—	—	—	—	—	—	13.1
Black lung plans	8.1	5.8	0.5	6.3	5.9	5.5	5.1	4.7
Total	$8.1	5.8	0.5	6.3	5.9	5.5	5.1	17.8

Payments from U.S. Plans to participants
Primary U.S. pension plan	$47.1	35.6	14.3	49.9	50.2	50.5	50.7	50.8
UMWA plans	31.7	24.4	7.5	31.9	31.9	31.7	32.7	31.9
Black lung plans	8.1	5.8	0.5	6.3	5.9	5.5	5.1	4.7
Total	$86.9	65.8	22.3	88.1	88.0	87.7	88.5	87.4

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of the most recent measurement date.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

Contingent Matters
See Note 12 to the condensed consolidated financial statements for information about contingent matters at September 30, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We serve customers in more than 100 countries, including 41 countries where we operate subsidiaries.  These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates.  In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program.  Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the nine months ended September 30, 2017.

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), who is our principal executive officer, and our Executive Vice President and Chief Financial Officer (“CFO”), who is our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, as of the end of the period covered by this report, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information
This document contains both historical and forward-looking information.  Words such as “anticipates,” “assumes,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “potential,” “believes,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, statements concerning: the scope, anticipated savings, costs and other impacts of our Reorganization and Restructuring activities; the repatriation of cash from our Venezuelan operations; the anticipated financial effect of pending litigation; the use of cash and short-term investments to fund business acquisitions; realization of deferred tax assets; our effective tax rate; taxes on repatriated earnings; future pension obligations; the ability to meet liquidity needs; expenses and payouts for the U.S. retirement plans and the non-U.S. pension plans and the expected long-term rate of return and funded status of the primary pension plan; expected liability for and future contributions to the UMWA plans; liability for black lung obligations; and our ability to obtain U.S. dollars in Venezuela.  Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which are difficult to quantify and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

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

•
risks associated with operating in foreign countries, including changing political, labor and economic conditions, regulatory issues, currency restrictions and devaluations, restrictions on and cost of repatriating earnings and capital, impact on the Company's financial results as a result of jurisdictions determined to be highly inflationary, and restrictive government actions, including nationalization;

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

Part II - Other Information
Item 1.  Legal Proceedings

For a discussion of legal proceedings, see Note 12 to the condensed consolidated financial statements, “Contingent Matters,” in Part I, Item 1 of this Form 10-Q.

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

101
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2017, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Condensed Consolidated Balance Sheets at September 30, 2017, and December 31, 2016, (ii)  the Condensed Consolidated Statements of Operations for the three months ended September 30, 2017 and 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2017 and 2016, (iv) the Condensed Consolidated Statements of Equity for the three months ended September 30, 2017 and 2016, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2017 and 2016 and (vi) the Notes to the Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

October 25, 2017	By: /s/ Ronald J. Domanico
Ronald J. Domanico
(Executive Vice President and
Chief Financial Officer)
(principal financial officer)