Form 10-K
period 2017-12-31
BRINKS CO
filed 2018-03-01
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Yes ☐                      No ☒
As of February 26, 2018, there were issued and outstanding 50,575,403 shares of common stock.  The aggregate market value of shares of common stock held by non-affiliates as of June 30, 2017, was $3,357,715,184.
Documents incorporated by reference:  Part III incorporates information by reference from portions of the Registrant’s definitive 2018 Proxy Statement to be filed pursuant to Regulation 14A.

THE BRINK’S COMPANY
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

PART I
ITEM 1.  BUSINESS

Overview
The Brink’s Company is the global leader in secure logistics, cash management(a) and security solutions including cash-in-transit, ATM replenishment and maintenance, cash management services, including vault outsourcing, money processing, and intelligent safe services, international transportation of valuables, and payment services. Our customers include financial institutions, retailers, government agencies (including central banks), mints, jewelers and other commercial operations around the world.  Our global network serves customers in more than 100 countries. We have ownership interests in companies in 41 countries and agency relationships with companies in additional countries.  We employ approximately 62,300 people and our operations include approximately 1,100 facilities and 12,600 vehicles.

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

Brink’s operations are located throughout the world with 77% of our revenues earned outside the U.S. during 2017.  Revenues earned in the U.S., Brazil, France, Mexico, Argentina, Venezuela and Canada represent 75% of consolidated revenues.  The following table presents a summary of revenues by segment in 2015, 2016 and 2017.

(In millions)	2017	% total	% change	2016	% total	% change	2015	% total

Revenues by segment:

North America	$1,254.2	37	4	$1,210.3	40	(1)	$1,224.0	40
South America	924.6	28	29	718.7	24	—	719.3	23
Rest of World	1,014.1	30	4	979.4	32	(5)	1,033.6	34
Total reportable segments	3,192.9	95	10	2,908.4	96	(2)	2,976.9	97

Other items not allocated to segments	154.1	5	37	112.2	4	33	84.5	3

Total Revenues	$3,347.0	100	11	$3,020.6	100	(1)	$3,061.4	100

Amounts may not add due to rounding.

Geographic financial information related to revenues and long-lived assets is included in the consolidated financial statements on page 76.

(a)	Based on publicly available company data for cash services businesses.

Vision, Mission and Strategy

Our Vision

We provide a motivated, high performance team environment that drives customer focus and industry success. We are the global leader in cash management and security services.

Our Strategy

Our strategy is to:

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

We have opportunities to grow revenue in higher-margin lines of business such as money processing outsourcing, CompuSafe® services and recyclers, and Brink’s Global Services. Our plan calls for growing revenue with both large and small financial institutions, and increasing penetration of the large and underserved retail market. We also have the financial flexibility to pursue accretive acquisitions in both core and adjacent markets.

Close the gap with operational excellence by:

•	leading our industry in safety and security

•	exceeding customer expectations

•	increasing operational productivity

•	achieving industry-leading margins

We have already begun an aggressive drive to improve internal productivity, optimize cost and achieve industry-leading margins.

Introduce differentiated services through:

•	leveraging uniform, best-in-class global technology base for logistics and operating systems

•	offering end-to-end cash supply chain managed services

•	launching a customer portal and value-added, fee-based services

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

Core Services (51% of total revenues in 2017)
Cash-in-transit and ATM Services are core services we provide to customers throughout the world. We charge customers per service performed or based on the value of goods transported.  Revenues are affected by the level of economic activity in various markets as well as the volume of business for specific customers.  Core Services generated approximately $1.7 billion of revenues in 2017 ($1.6 billion in 2016 and 2015).

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

ATM Services – We manage 98,200 ATMs worldwide.  We provide customers who own and operate ATMs a variety of service options.  Basic ATM management services include cash replenishment and first and second line maintenance.  We also provide comprehensive services for ATM management including cash replenishment, replenishment forecasting, cash optimization, ATM remote monitoring, service call dispatching, transaction processing, installation services, and first and second line maintenance.

High-Value Services (42% of total revenues in 2017)
Our Core Services, combined with our brand and global infrastructure, provide a broad platform from which we offer additional high-value services, which generated approximately $1.4 billion of revenues in 2017 ($1.2 billion in 2016 and 2015).

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

Brink's offers a fully integrated approach to managing customers' supply chain of cash.  These services include logistical support from point-of-sale through transport, vaulting, bank deposit and related credit reporting.  We also offer a variety of technology applications including online cash tracking, cash inventory management, check imaging for real-time deposit processing, and a variety of other web-based tools that enable banks and other customers to reduce costs while improving service to their customers. We believe the quality and scope of our money processing and information systems differentiate our Cash Management Services from competitive offerings.

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

Vaulting Services.  Vaulting services combine Cash-in-Transit Services, Cash Management Services, vaulting and electronic reporting technologies to help banks expand into new markets while minimizing investment in vaults and branch facilities.  In addition to providing secure storage, we process deposits, provide check imaging and reconciliation services, perform currency inventory management, process ATM replenishment orders and electronically transmit banking transactions.

Payment Services – We provide convenient payment services, including bill payment processing, mobile phone top-up, and Brink’s Money™ prepaid cards.

Bill payment processing services include bill payment acceptance and processing services on behalf of utility companies and other billers. Consumers can pay bills, top-up prepaid mobile phones and manage accounts at retail agent locations that we operate on behalf of utility companies, banks and a small number of leased payment locations. This service is offered at over 32,000 locations in Brazil, Colombia, Panama and Mexico.

We offer Brink’s Money™ general purpose reloadable prepaid cards and payroll cards to consumers and employers in the U.S. Our general purpose reloadable cards are sold to consumers through our direct-to-consumer marketing efforts while our payroll cards are sold to employers who use them to pay employees electronically. Brink’s Money™ cards can be used at stores, restaurants, online retailers, and at ATMs worldwide. This product is targeted to the millions of unbanked and under-banked Americans looking for alternative financial products.

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

Other Security Services (7% of total revenues in 2017)
Guarding – We protect airports, offices, warehouses, stores, and public venues with or without electronic surveillance, access control, fire prevention and trained patrolling personnel. Other security services generated approximately $0.2 billion of revenues in 2017 ($0.2 billion in 2016 and 2015).

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

We believe the primary factors in attracting and retaining customers are security expertise, service quality, and price.  Our competitive advantages include:

•	brand name recognition

•	reputation for a high level of service and security

•	risk management and logistics expertise

•	global network and customer base

•	proven operational excellence, and

•	high-quality insurance coverage and financial strength

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

Service Mark and Patents
BRINKS is a registered service mark in the U.S. and certain foreign countries.  The BRINKS mark, name and related marks are of material significance to our business.  We own patents for safes and related services, iDeposit and Daily Credit processes, including our integrated CompuSafe® service, which expire between 2018 and 2032.  These patents provide us with important advantages; however, we are not dependent on the existence of these patents.

We have licensed the Brink’s name to a limited number of companies, including a company that provides residential smart home and home security services and a distributor of security products (padlocks, door hardware, etc.) to customers through major retail chains.

Government Regulation
Our U.S. operations are subject to regulation by the U.S. Department of Transportation with respect to safety of operations, equipment and financial responsibility.  Intrastate operations in the U.S. are subject to state regulation.  Operations outside of the United States are regulated to varying degrees by the countries in which we operate.

Employee Relations
At December 31, 2017, our company had approximately 62,300 full-time and contract employees, including approximately 7,000 employees in the United States (of whom approximately 300 were classified as part-time employees) and approximately 55,300 employees outside the United States.  At December 31, 2017, Brink’s was a party to eleven collective bargaining agreements in the United States and Canada with various local unions covering approximately 1,400 employees.  The agreements have various expiration dates from 2018 to 2021.  Outside of the United States and Canada, approximately 61% of employees are represented by trade union organizations.  We believe our employee relations are satisfactory.

Business Divestitures
Below is a summary of the significant businesses we exited in the last three years.  These divestitures did not meet the criteria for classification as discontinued operations. Operating results for these businesses are included in continuing operations for the current and prior periods. We continue to operate our Global Services business in each of these countries.

•
We sold our 70% ownership interest in a Russian cash management business in November 2015 and recognized a $5.9 million loss on the disposition. A significant part of the loss ($5.0 million) represented the reclassification of foreign currency translation adjustments from accumulated other comprehensive income (loss) into earnings.

•	We sold an Irish guarding operation in November 2015.

•
In September 2016, we shut down the remaining operations in the Republic of Ireland and Northern Ireland. During 2016, we incurred approximately $16 million in losses as we exited these operations. These losses included $5 million in severance costs and $2 million in property impairment charges. During 2017, additional losses incurred related to the Ireland operations were not significant.

•	We sold a German guarding operation in October 2016.

Business Acquisitions
In 2017, we acquired six business operations in five countries for an aggregate purchase price of approximately $365 million. See Note 6 to the consolidated financial statements for more detailed information on the acquired assets and liabilities from these acquisitions. Below is a brief description of each of the six business acquisitions:

•
In March 2017, we acquired 100% of the capital stock of American Armored Transport, Inc. ("AATI"). AATI provides secured trucking transportation of high-value cargo within the continental United States.

•
We acquired 100% of the capital stock of Muitofacil Holding Ltda., a Brazil-based holding company, and its subsidiary, Muitofacil Arrecadacao e Recebimento Ltda. (together "Pag Facil") in April 2017. Pag Facil offers bank correspondent services, bill payment processing and mobile phone top-up services in Brazil.

•	In June 2017, we acquired 100% of the capital stock of Global Security S.A. (“LGS”). LGS is a Chilean security company specializing in CIT and ATM services.

•	We acquired 100% of the shares of Maco Transportadora de Caudales S.A. ("Maco Transportadora") in July 2017. Maco Transportadora is a CIT and Money Processing business based in Argentina.

•	In August 2017, we acquired 100% of the capital stock of Maco Litoral, S.A., an Argentina-based company which provides CIT and ATM services.

•
We acquired 100% of the shares of Temis S.A.S. and its wholly-owned subsidiaries, Les Goelands S.A.S. and Temis Conseil et Formation S.A.R.L (together "Temis") in October 2017. Temis provides CIT and Money Processing services in France.

In January 2018, we announced an agreement to purchase Rodoban Transportes Aereos e Terrestres Ltda., Rodoban Servicos e Sistemas de Seguranca Ltda., and Rodoban Seguranca e Transporte de Valores Ltda. (together "Rodoban"). Rodoban provides CIT, Money Processing and ATM services primarily in southeastern Brazil.

Reorganization and Restructuring
In the fourth quarter of 2016, management implemented restructuring actions across our global business operations and our corporate functions. As a result of these actions, we recognized $18.1 million in related 2016 costs. We recognized an additional $17.3 million in 2017 under this restructuring for additional costs related to severance, a benefit program termination, asset-related adjustments, and lease terminations. Severance actions are expected to reduce our global workforce by 800 to 900 positions and result in annualized cost savings of $20 million when this restructuring is finalized. We expect to incur additional costs between $10 and $12 million in the aggregate in future periods, primarily severance costs.

Management initiated a global restructuring of our business in the third quarter of 2015 (“2015 Reorganization and Restructuring”), which included the recognition in 2015 of $11.6 million in costs related to employee severance, contract terminations and lease terminations. We recognized an additional $6.5 million in charges in 2016 related to this restructuring. The 2015 Reorganization and Restructuring reduced the global workforce by approximately 1,100 positions and resulted in approximately $20 million in 2016 cost savings. The actions under this program were substantially completed by the end of 2016, with cumulative pretax charges of approximately $18 million.

In the fourth quarter of 2014, we announced a reorganization and restructuring of Brink’s global organization (“2014 Reorganization and Restructuring”) to provide for a more streamlined and centralized organization. As part of this program, we reduced our total workforce by approximately 1,700 positions. Severance costs of $21.8 million associated with these actions were recognized in 2014, with an additional $1.9 million in restructuring charges recognized in 2015. The restructuring saved annual direct costs of approximately $50 million in 2015 compared to 2014, excluding severance, lease termination and accelerated depreciation. The actions under this program were substantially completed by the end of 2015.

Executive Leadership and Board of Directors Restructuring
In January 2016, Brink’s entered into an agreement (the "Starboard Agreement") with Starboard Value LP and its affiliates ("Starboard"). As a result, our former Chief Executive Officer ("CEO"), Thomas C. Schievelbein, stepped down in May 2016, and two of the Company’s directors (including the Company’s independent lead director at that time) retired from the Board. Pursuant to the Starboard Agreement, among other things, the Board appointed three new independent directors and delegated to the Board’s Corporate Governance and Nominating Committee the responsibility to oversee the Board's process to search for a new CEO. In June 2016, the Board appointed Douglas A. Pertz as the Company’s president and CEO and as a member of the Board. In July 2016, Ronald J. Domanico replaced Joseph W. Dziedzic as Chief Financial Officer. In the fourth quarter of 2015, we recognized $1.8 million in costs related to the Executive Leadership and Board of Directors restructuring. We recognized an additional $4.3 million in charges, primarily severance costs, in 2016.

Other Restructurings
Management routinely implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized related severance costs of $4.6 million in 2017. The majority of these restructuring actions were completed in 2017. The completed restructuring actions reduced our workforce by approximately 300 positions, which will result in $4 million in annualized cost savings. For the remaining restructuring actions, we expect to incur additional costs less than $1 million in future periods. These estimates will be updated as management targets additional sections of our business.

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

We currently serve customers in more than 100 countries, including 41 countries where we operate subsidiaries.  Seventy-seven percent (77%) of our revenues in 2017 came from operations outside the U.S.  We expect revenues outside the U.S. to continue to represent a significant portion of total revenues.  Business operations outside the U.S. are subject to political, economic and other risks inherent in operating in foreign countries, such as:

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

Our future success depends, in part, on the continuing services and contributions of our leadership team to execute on our strategic plan and to identify and pursue new opportunities. Our future success also depends, in part, on our continued ability to attract and retain highly skilled and qualified personnel. Any turnover in senior management or inability to attract and retain qualified personnel could have a negative effect on our results of operations.  Turnover in key leadership positions within the Company may adversely affect our ability to manage the company efficiently and effectively, could be disruptive and distracting to management and may lead to additional departures of current personnel, any of which could have a material adverse effect on our business and results of operations.

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

While we may identify opportunities for acquisitions and investments to support our growth strategy, as well as divestiture opportunities, our due diligence examinations and positions that we may take with respect to appropriate valuations for acquisitions and divestitures and other transaction terms and conditions may hinder our ability to successfully complete business transactions to achieve our strategic goals.  Our ability to realize the anticipated benefits from acquisitions will depend, in part, on successfully integrating each business with our company as well as improving operating performance and profitability through our management efforts and capital investments.  The risks to a successful integration and improvement of operating performance and profitability include, among others, failure to implement our business plan, unanticipated issues in integrating operations with ours, unanticipated changes in laws and regulations, labor unrest resulting from union operations, regulatory, environmental and permitting issues, the effect on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002, and difficulties in fully identifying and evaluating potential liabilities, risks and operating issues.  The occurrence of any of these events may adversely affect our expected benefits of any acquisitions and may have a material adverse effect on our financial condition, results of operations or cash flows.

We have significant deferred tax assets in the United States that may not be realized.

Deferred tax assets are future tax deductions that result primarily from the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes.  At December 31, 2017, we had $173 million of U.S. deferred tax assets, net of valuation allowances, primarily related to our retirement plan obligations.  These future tax deductions may not be realized if tax rules change in the future, if forecasted U.S. operational results are not realized or if any other U.S. projected future taxable income is insufficient.  Consequently, not realizing our U.S. deferred tax assets may significantly and materially affect our financial condition, results of operations and cash flows.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Reform Act”) was enacted into law. The Tax Reform Act reduced the federal tax rate for corporations from 35% to 21%, beginning January 1, 2018 and the Company recorded a provisional one-time non-cash charge in 2017 for the new rate and other legislative changes.  We expect the recently enacted U.S. tax reform to have an unfavorable impact related to the broadening of the Company’s U.S. tax base that will more than offset the favorable impact of the new 21% rate.  We will continue to analyze the full impact of enacted legislation as additional guidance is provided which could result in a change to our estimated non-cash charge and future results of operations.

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

We have substantial pension and retiree medical obligations, a portion of which have been funded.  The amount of these obligations is significantly affected by factors that are not in our control, including interest rates used to determine the present value of future payment streams, investment returns, medical inflation rates, participation rates and changes in laws and regulations.  The funded status of the primary U.S. pension plan was approximately 88% as of December 31, 2017.  Based on actuarial assumptions at the end of 2017, we do not expect to make any future contributions.  A change in assumptions could result in funding obligations that could adversely affect our liquidity and our ability to use our resources to make acquisitions and to otherwise grow our business.

We have $745 million of actuarial losses recorded in accumulated other comprehensive income (loss) at the end of 2017.  These losses relate to changes in actuarial assumptions that have increased the net liability for benefit plans.  These losses have not been recognized in earnings.  These losses will be recognized in earnings in future periods to the extent they are not offset by future actuarial gains.  Our projections of future cash requirements and expenses for these plans could be adversely affected if our retirement plans have additional actuarial losses.

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

We are in the security business and our success and longevity are based to a large extent on our reputation for trust and integrity.  Our reputation or brand, particularly the trust placed in us by our customers, could be negatively impacted in the event of perceived or actual breaches in our ability to conduct our business ethically, securely and responsibly.  In addition, we have licensing arrangements that permit certain entities to use Brink’s name and/or other intellectual property in connection with their businesses. If any of these entities experienced an actual or perceived breach in its ability to conduct its business ethically, securely or responsibly, it could have a negative effect on our name and/or brand. Any damage to our brand could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We are subject to covenants for our credit facilities and our unsecured notes.

Our senior secured credit facility, the senior notes, the unsecured multi-currency bank credit facility and our letter of credit facilities contain various financial and other covenants. The financial covenants include a limit on the ratio of net debt to earnings before interest, taxes, depreciation and amortization and a limit on the ratio of earnings before interest, taxes, depreciation and amortization to interest expense. Other covenants, among other things, limit our ability to provide liens, restrict fundamental changes, limit transactions with affiliates and unrestricted subsidiaries, restrict changes to our fiscal year and to organization documents, limit asset dispositions, limit the use of proceeds from asset sales, limit sale and leaseback transactions, limit investments, limit the ability to incur debt, restrict certain payments to shareholders, limit negative pledges and limit the ability to change the nature of our business. Although we believe none of these covenants are presently restrictive to operations, the ability to meet financial and other covenants can be affected by changes in our results of operations or financial condition. We cannot provide assurance that we will meet these covenants. A breach of these covenants could result in a default under existing credit facilities. Upon the occurrence of an event of default under any of our credit facilities, the lenders could cause amounts outstanding to be immediately payable and terminate all commitments to extend further credit. The occurrence of these events would have a significant effect on our liquidity and cash flows.

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

The Company could be negatively affected as a result of the actions of activist or hostile stockholders.

Shareholder activism, which could take many forms and arise in a variety of situations, has been increasing among publicly traded companies. Shareholder activism, including potential proxy contests, requires significant time and attention by management and the Board of Directors, potentially hindering the Company’s ability to execute its strategic plan and negatively affecting the trading value of our common stock. Additionally, shareholder activism could give rise to perceived uncertainties as to the Company’s future direction, adversely affect its relationships with key executives, customers and other business partners, or make it more difficult to attract and retain qualified personnel. Also, the Company has been, and may in the future be, required to incur significant legal fees and other expenses related to activist shareholder matters. Any of these impacts could materially and adversely affect the Company and operating results.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, investor confidence in our company, and the value of our common stock.

Pursuant to the Sarbanes-Oxley Act of 2002, we are required to document and test our internal control procedures and to provide a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. The Company had material weaknesses in its internal control over financial reporting identified during 2017 and can give no assurances that materials weaknesses will not arise in the future.  Although we are working to remedy the material weaknesses identified in 2017, there can be no assurance as to when the remediation plan will be fully developed or implemented. Deficiencies, including any material weakness, in our internal control over financial reporting that have not been remediated or that may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operations, financial condition, or liquidity.

Forward-Looking Statements
This document contains both historical and forward-looking information. Words such as “anticipates,” “assumes,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “potential,” “believes,” “may,” “should” and similar expressions may identify forward-looking information. Forward-looking information in this document includes, but is not limited to, statements regarding future performance of The Brink’s Company and its global operations, including: anticipated savings from reorganization and restructuring activities; the impact of U.S. tax reform and future tax liability ; the repatriation of cash from operations outside the U.S.; restrictions on foreign currency conversion, the anticipated financial effect of pending litigation; the ability to meet liquidity needs; expenses and payouts for the U.S. retirement plans and the non-U.S. pension and benefit plans and the expected long-term rate of return and funded status of the primary U.S. pension plan; compensation cost related to certain equity awards; expected liability for and future contributions to the UMWA plans, liability for black lung obligations; the projected impact of future excise tax on the UMWA plans; use of proceeds from financing activity; our ability to obtain U.S. dollars to operate our business in Venezuela and ; expected future payments under contractual obligations, and the impact of recent accounting pronouncements. Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which are difficult to quantify and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond our control, include, but are not limited to:

•	our ability to improve profitability and execute further cost and operational improvement and efficiencies in our core businesses;

•	our ability to improve service levels and quality in our core businesses;

•	market volatility and commodity price fluctuations;

•	seasonality, pricing and other competitive industry factors;

•	investment in information technology and its impact on revenue and profit growth;

•	our ability to maintain an effective IT infrastructure and safeguard confidential information;

•	our ability to effectively develop and implement solutions for our customers;

•
risks associated with operating in foreign countries, including changing political, labor and economic conditions, regulatory issues, currency restrictions and devaluations, restrictions on and cost of repatriating earnings and capital, impact on the Company’s financial results as a result of jurisdictions determined to be highly inflationary, and restrictive government actions, including nationalization;

•	labor issues, including negotiations with organized labor and work stoppages;

•	the strength of the U.S. dollar relative to foreign currencies and foreign currency exchange rates;

•	our ability to identify, evaluate and complete acquisitions and other strategic transactions, and to successfully integrate acquired companies;

•	costs related to dispositions and market exits;

•	our ability to obtain appropriate insurance coverage, positions taken by insurers relative to claims and the financial condition of insurers;

•	safety and security performance and loss experience;

•	employee, environmental and other liabilities in connection with former coal operations, including black lung claims;

•	the impact of the Patient Protection and Affordable Care Act on legacy liabilities and ongoing operations;

•	funding requirements, accounting treatment, and investment performance of our pension plans, the VEBA and other employee benefits;

•	changes to estimated liabilities and assets in actuarial assumptions;

•	the nature of hedging relationships and counterparty risk;

•	access to the capital and credit markets;

•	our ability to realize deferred tax assets;

•	the outcome of pending and future claims, litigation, and administrative proceedings;

•	public perception of our business, reputation and brand;

•	changes in estimates and assumptions underlying critical accounting policies;

•	the promulgation and adoption of new accounting standards, new government regulations and interpretation of existing standards and regulations.

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

The following table discloses leased and owned facilities and vehicles for Brink’s most significant operations as of December 31, 2017.

	Facilities			Vehicles
	Leased	Owned	Total	Leased	Owned	Total

North America	236	98	334	2,921	2,107	5,028
South America	225	32	257	523	2,304	2,827
Rest of World	396	37	433	1,646	2,058	3,704
Corporate Items	5	—	5	—	—	—
Venezuela	36	28	64	—	995	995
Total	898	195	1,093	5,090	7,464	12,554

ITEM 3.  LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 22 to the consolidated financial statements, “Other Commitments and Contingencies,” in Part II, Item 8 of this 10-K.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant

The following is a list as of March 1, 2018, of the names and ages of the executive officers of The Company indicating the principal positions and offices held by each.  There are no family relationships among any of the officers named.

Name	Age	Positions and Offices Held	Held Since
Douglas A. Pertz	63	Director, President and Chief Executive Officer	2016
Ronald J. Domanico	59	Executive Vice President, Chief Financial Officer	2016
Michael F. Beech	56	Executive Vice President	2014
McAlister C. Marshall, II	48	Senior Vice President, General Counsel and Chief Administrative Officer	2008
Rohan Pal	52	Senior Vice President, Chief Information Officer and Chief Digital Officer	2016
Amit Zukerman	46	Executive Vice President	2014

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

Mr. Domanico was appointed Executive Vice President and Chief Financial Officer of the Company in July 2016. Mr. Domanico also served as Treasurer from January through April 2017. Before joining Brink’s, Mr. Domanico served as senior vice president, strategic initiatives and capital markets at Recall Holdings Limited, a global provider of digital and physical information management and security services. From 2010 to 2014, he was senior vice president and CFO for HD Supply, one of the largest industrial distributors in North America. From 2002 to 2009 Mr. Domanico served as Senior Vice President, Chief Financial Officer and a member of the Board of Directors of Caraustar Industries. Caraustar and certain of its direct and indirect subsidiaries filed voluntary petitions on May 31, 2009 in the United States Bankruptcy Court for the Northern District of Georgia seeking relief under the provisions of chapter 11 of title 11 of the United States Bankruptcy Code. Caraustar’s plan of reorganization was confirmed by the Bankruptcy Court in early August 2009, and the company successfully emerged on August 20, 2009.

Mr. Beech was appointed Executive Vice President of the Company in December 2014.  He has oversight responsibility for the Company's Brazil and Mexico operations as well as global safety and security. From December 2014 to July 2016, Mr. Beech had oversight responsibility for the Company's operations in the countries that composed the Company's former Largest 5 Markets segments.  He served as President, Europe, Middle East and Africa for the Company’s operating subsidiary, Brink’s, Incorporated, from 2011 to December 2014, as President, Asia Pacific from 2011 to 2012 and as Vice President, Global Security from 2009 to 2011.

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

Mr. Zukerman was appointed as the Company’s Executive Vice President in December 2014.  He has oversight responsibility for the Company's operations in the 38 countries that comprise the Company's South America and Rest of World segments and its Brink's Global Services Business. He served as President, Brink’s Global Services and Asia Pacific for the Company’s operating subsidiary, Brink’s, Incorporated, from 2012 to December 2014 and as President, Brink’s Global Services from 2008 to 2012.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the symbol “BCO.”  As of February 22, 2018, there were 1,367 shareholders of record of common stock.

In May 2017, our board of directors authorized a $200 million share repurchase program which will expire on December 31, 2019. We are not obligated to repurchase any specific dollar amount or number of shares and, at December 31, 2017, $200 million remains available under this program. The timing and volume of share repurchases may be executed at the discretion of management on an opportunistic basis, or pursuant to trading plans or other arrangements. Share repurchases under the program may be made in the open market, in privately negotiated transactions, or otherwise.

The dividends declared and the high and low prices of our common stock for each full quarterly period within the last two years are as follows:

	2016 Quarters				2017 Quarters
	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Dividends declared per common share	$0.1000	0.1000	0.1000	0.1000	$0.1000	0.1500	0.1500	0.1500
Stock prices:
High	$34.13	35.35	37.92	45.10	$54.98	67.85	84.40	87.30
Low	25.87	26.86	26.96	36.24	40.95	52.70	66.10	74.15

See Note 18 to the consolidated financial statements for a description of limitations of our ability to pay dividends in the future.

The following graph compares the cumulative 5-year total return provided to shareholders of The Brink’s Company’s common stock compared to the cumulative total returns of the S&P SmallCap 600 Index and the S&P 600 Commercial & Professional Services Index.  The graph tracks the performance of a $100 investment in our common stock and in each index from December 31, 2012, through December 31, 2017.  The performance of The Brink’s Company’s common stock assumes that the shareholder reinvested all dividends received during the period.

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends
Fiscal Year ending December 31.

Source: Zacks Investment Research, Inc.

Comparison of Five-Year Cumulative Total Return(a)

	Years Ended December 31,
	2012	2013	2014	2015	2016	2017

The Brink's Company	$100.00	121.32	88.07	105.59	152.80	294.09
S&P SmallCap 600 Index	100.00	141.31	149.45	146.50	185.40	209.94
S&P 600 Commercial & Professional Services Index	100.00	147.74	146.37	148.26	183.77	205.57

(a)
For the line designated as “The Brink’s Company” the graph depicts the cumulative return on $100 invested in The Brink’s Company’s common stock at December 31, 2012.  The cumulative return for each index is measured on an annual basis for the periods from December 31, 2012, through December 31, 2017, with the value of each index set to $100 on December 31, 2012.  Total return assumes reinvestment of dividends. We chose the S&P SmallCap 600 Index and the S&P 600 Commercial & Professional Services Index as appropriate comparisons. We believe that these indices broadly measure the performance of small-cap companies in the United States market and for a smaller subset of small-cap companies in the commercial services industry, respectively.

ITEM 6. SELECTED FINANCIAL DATA

Five Years in Review

GAAP Basis
(In millions, except for per share amounts)	2017(a)	2016	2015	2014	2013

Revenues	$3,347.0	3,020.6	3,061.4	3,562.3	3,778.6
Operating profit	273.9	184.5	96.4	59.4	232.1

Income (loss) attributable to Brink’s
Continuing operations	$16.9	36.2	(9.1)	(54.8)	66.0
Discontinued operations	(0.2)	(1.7)	(2.8)	(29.1)	(9.2)
Net income (loss) attributable to Brink’s	$16.7	34.5	(11.9)	(83.9)	56.8

Financial Position
Property and equipment, net	$640.9	531.0	549.0	669.5	758.7
Total assets	3,059.6	1,994.8	1,946.7	2,192.0	2,497.4
Long-term debt, less current maturities	1,139.6	247.6	358.1	373.1	329.9
Brink’s shareholders’ equity	317.4	337.1	317.9	434.0	693.9

Supplemental Information
Depreciation and amortization	$146.6	131.6	139.9	161.9	165.8
Capital expenditures	174.5	112.2	101.1	136.1	172.9

Earnings (loss) per share attributable to Brink’s common shareholders
Basic:
Continuing operations	$0.33	0.72	(0.19)	(1.12)	1.36
Discontinued operations	(0.01)	(0.03)	(0.06)	(0.59)	(0.19)
Net income (loss)	0.33	0.69	(0.24)	(1.71)	1.17

Diluted:
Continuing operations	$0.33	0.72	(0.19)	(1.12)	1.35
Discontinued operations	(0.01)	(0.03)	(0.06)	(0.59)	(0.19)
Net income (loss)	0.32	0.68	(0.24)	(1.71)	1.16
Cash dividends	$0.55	0.40	0.40	0.40	0.40

Weighted-average Shares
Basic	50.7	50.0	49.3	49.0	48.7
Diluted	51.8	50.6	49.3	49.0	49.0

Non-GAAP Basis*
(In millions, except for per share amounts)	2017	2016	2015	2014	2013

Non-GAAP revenues	$3,192.9	2,908.4	2,976.9	3,350.5	3,331.5
Non-GAAP operating profit	281.4	215.8	167.5	134.5	163.0

Amounts attributable to Brink’s
Non-GAAP income from continuing operations	$157.2	115.6	87.1	53.3	65.6
Non-GAAP diluted EPS – continuing operations	$3.03	2.28	1.75	1.09	1.34

(a)
In 2017, we acquired six business operations in five countries for an aggregate purchase price of approximately $365 million. We also entered into a new $1.5 billion senior secured credit facility and issued $600 million in senior unsecured notes in 2017. See Note 6 and Note 14 to the consolidated financial statements for more detailed information on the business acquisitions and debt.

*Reconciliations to GAAP results begin on page 35.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE BRINK’S COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
AS OF DECEMBER 31, 2017 AND 2016
AND FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2017

OPERATIONS

The Brink’s Company offers transportation and logistics management services for cash and valuables throughout the world.  These services include:

•	Cash-in-Transit (“CIT”) Services – armored vehicle transportation of valuables

•	ATM Services – replenishing and maintaining customers’ automated teller machines; providing network infrastructure services

•	Global Services – secure international transportation of valuables

•	Cash Management Services

◦	Currency and coin counting and sorting; deposit preparation and reconciliations; other cash management services

◦	Safe and safe control device installation and servicing (including our patented CompuSafe® service)

◦	Vaulting services

◦	Check imaging services

•
Payment Services – bill payment and processing services on behalf of utility companies and other billers at any of our Brink’s or Brink’s – operated payment locations in Brazil, Colombia, Panama and Mexico and Brink’s Money™ general purpose reloadable prepaid cards and payroll cards in the U.S.

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

As a result of this assessment, we now have the following operating segments:

•	North America

•	South America

•	Rest of World.

Prior period information has been revised to reflect our current segment structure.

We believe that Brink’s has significant competitive advantages including:

•	track record of refining our business portfolio to deliver shareholder value

•	medium-term growth drivers from high-value services

•	global footprint in a world with increasing security needs

•	brand name recognition

•	reputation for a high level of service and security

•	risk management and logistics expertise

•	value-based solutions expertise

•	operational excellence

•	high-quality insurance coverage and financial strength

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

RESULTS OF OPERATIONS
Analysis of Results: 2017 versus 2016

Consolidated Results

GAAP and Non-GAAP Financial Measures  We provide an analysis of our operations below on both a generally accepted accounting principles (“GAAP”) and non-GAAP basis.  The purpose of the non-GAAP information is to report our operating profit, income from continuing operations and earnings per share without certain income and expense items that do not reflect the regular earnings of our operations.  The non-GAAP financial measures are intended to provide investors with a supplemental comparison of our operating results and trends for the periods presented. Our management believes these measures are also useful to investors as such measures allow investors to evaluate our performance using the same metrics that our management uses to evaluate past performance and prospects for future performance. We do not consider these items to be reflective of our core operating performance due to the variability of such items from period-to-period in terms of size, nature and significance.  The non-GAAP adjustments used to reconcile our GAAP results are described in detail on pages 28-30 and are reconciled to comparable GAAP measures on pages 35-37.

Definition of Organic Growth Organic growth represents the change in revenues or operating profit between the current and prior period excluding the effect of: acquisitions and dispositions and changes in currency exchange rates. See definitions on page 24.

Years Ended December 31,	2017	2016	% Change
(In millions, except for per share amounts)

GAAP
Revenues	$3,347.0	3,020.6	11
Cost of revenues	2,608.2	2,391.7	9
Selling, general and administrative expenses	468.2	424.3	10
Operating profit	273.9	184.5	48
Income from continuing operations(a)	16.9	36.2	(53)
Diluted EPS from continuing operations(a)	$0.33	0.72	(54)

Non-GAAP(b)
Non-GAAP revenues	$3,192.9	2,908.4	10
Non-GAAP operating profit	281.4	215.8	30
Non-GAAP income from continuing operations(a)	157.2	115.6	36
Non-GAAP diluted EPS from continuing operations(a)	$3.03	2.28	33

(a)	Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.

(b)	Non-GAAP results are reconciled to the applicable GAAP results on pages 35–37.

GAAP Basis
Analysis of Consolidated Results: 2017 versus 2016
Consolidated Revenues  Revenues increased $326.4 million as organic growth in Venezuela ($445.5 million), South America ($134.7 million), North America ($33.2 million), and Rest of World ($18.1 million), and the favorable impact of acquisitions and dispositions ($67.6 million) was partially offset by unfavorable changes in currency exchange rates ($372.7 million). A significant portion of the reduction in revenues from currency exchange rates relates to the devaluation of the Venezuela bolivar ($400.8 million). Revenues increased 21% on an organic basis due mainly to higher average selling prices in Venezuela and Argentina (including the effects of inflation) and organic revenue growth in Brazil and Mexico driven by volume growth and price increases. See above for our definition of “organic.”

Consolidated Costs and Expenses  Cost of revenues increased 9% to $2,608.2 million due the impact of acquisitions and inflation-based increases on labor and other operational costs, partially offset by productivity improvements. Selling, general and administrative costs increased 10% to $468.2 million due primarily to the impact of acquisitions and higher compensation costs driven by incentive-based compensation, partially offset by changes in currency exchange rates.

Consolidated Operating Profit Operating profit increased $89.4 million due mainly to:

•	organic increases in Venezuela ($115.8 million), South America ($52.6 million) and North America ($31.3 million), and

•	the favorable impact of acquisitions and dispositions ($21.0 million),

•	lower organic impact of costs from reorganization and restructuring actions and acquisition and disposition activities ($18.8 million) included in "Other items not allocated to segments", partially offset by:

•	unfavorable changes in currency exchange rates ($122.2 million), including the effects of Venezuela devaluations, and

•	higher corporate expenses ($27.6 million on an organic basis) due to higher incentive-based compensation and security losses

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Income from continuing operations attributable to Brink’s shareholders in 2017 decreased $19.3 million to $16.9 million primarily due to higher income tax expense ($79.2 million) driven by U.S. tax reform, higher interest expense ($11.8 million), and higher interest and other income (expense) ($21.1 million). These items were partially offset by the operating profit increase mentioned above. Earnings per share from continuing operations was $0.33, down from $0.72 in 2016.

Non-GAAP Basis
Analysis of Consolidated Results: 2017 versus 2016
Non-GAAP Consolidated Revenues  Non-GAAP revenues increased $284.5 million primarily due to organic growth in South America ($134.7 million), North America ($33.2 million), and Rest of World ($18.1 million), as well as the favorable impact of acquisitions and dispositions ($70.4 million) and currency exchange rates ($28.1 million). The favorable currency impact was driven by the Brazilian real and the euro, which was partially offset by the unfavorable impact of the Argentine peso. Non-GAAP revenues increased 6% on an organic basis due mainly to higher average selling prices in Argentina (including the effects of inflation) and organic revenue growth in Brazil and Mexico driven by volume growth and price increases. See page 22 for our definition of “organic.”

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit increased $65.6 million due mainly to:

•	organic increases in South America ($52.6 million) and North America ($31.3 million), and

•	the favorable impact of acquisitions and dispositions ($19.9 million), partially offset by:

•	higher corporate expenses ($27.6 million on an organic basis) due to higher incentive-based compensation and security losses, and

•	unfavorable changes in currency exchange rates ($10.3 million).

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders in 2017 increased $41.6 million to $157.2 million primarily due to the non-GAAP operating profit increase mentioned above, partially offset by the corresponding higher non-GAAP income tax expense ($14.6 million) and higher interest expense ($10.7 million). Non-GAAP earnings per share from continuing operations was $3.03, up from $2.28 in 2016.

Revenues and Operating Profit by Segment: 2017 versus 2016

		Organic	Acquisitions /			% Change
(In millions)	2016	Change	Dispositions(a)	Currency(b)	2017	Total	Organic
Revenues:
North America	$1,210.3	33.2	10.7	—	1,254.2	4	3
South America	718.7	134.7	63.7	7.5	924.6	29	19
Rest of World	979.4	18.1	(4.0)	20.6	1,014.1	4	2
Revenues - non-GAAP	2,908.4	186.0	70.4	28.1	3,192.9	10	6

Other items not allocated to segments(d)	112.2	445.5	(2.8)	(400.8)	154.1	37	fav
Revenues - GAAP	$3,020.6	631.5	67.6	(372.7)	3,347.0	11	21

Operating profit:
North America	$40.1	31.3	1.9	0.7	74.0	85	78
South America	122.6	52.6	16.0	(8.4)	182.8	49	43
Rest of World	111.3	(0.3)	2.0	2.2	115.2	4	—
Segment operating profit	274.0	83.6	19.9	(5.5)	372.0	36	31
Corporate expenses(c)	(58.2)	(27.6)	—	(4.8)	(90.6)	56	47
Operating profit - non-GAAP	215.8	56.0	19.9	(10.3)	281.4	30	26

Other items not allocated to segments(d)	(31.3)	134.6	1.1	(111.9)	(7.5)	(76)	fav
Operating profit (loss) - GAAP	$184.5	190.6	21.0	(122.2)	273.9	48	fav

Amounts may not add due to rounding.

(a)
Non-GAAP amounts include the impact of prior year comparable period results for acquired and disposed businesses. GAAP results also include the impact of acquisition-related intangible amortization, restructuring and other charges, and disposition related gains/losses.

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

Analysis of Segment Results: 2017 versus 2016

North America

Revenues increased 4% ($43.9 million) driven by organic growth of 3% ($33.2 million) and the favorable impact of acquisitions ($10.7 million). Organic revenue growth was primarily driven by price and volume growth in Mexico. Operating profit increased $33.9 million primarily due to organic growth in the U.S. and Mexico. Organic profit growth in the U.S. was driven by lower vehicle costs, labor and other productivity improvements, and lower security losses. Organic profit growth in Mexico was driven by productivity improvements.

South America

Revenues increased 29% ($205.9 million) primarily due to 19% organic growth ($134.7 million), the favorable impact of acquisitions ($63.7 million) and currency exchange rates ($7.5 million) mostly from the Brazilian real, partially offset by a decline in the Argentine peso. The organic growth was driven by inflation-based price increases in Argentina and increased volume growth and price increases in Brazil. Operating profit increased 49% ($60.2 million) driven by organic growth in Argentina and Brazil and the favorable impact of acquisitions ($16.0 million), partially offset by unfavorable currency ($8.4 million) driven by the Argentine peso.

Rest of World

Revenues increased 4% ($34.7 million) due to the favorable impact of currency exchange rates ($20.6 million), primarily from the euro, and 2% organic growth ($18.1 million). The organic revenue growth was driven by Greece and Asia, partially offset by a decrease in France due to pricing pressure. Operating profit increased 4% ($3.9 million) due to the favorable impact of currency ($2.2 million) and acquisitions and dispositions ($2.0 million). Organic growth was down slightly ($0.3 million) due to a decrease in France related to pricing pressure which was partially offset by growth in Asia.

Analysis of Results: 2016 versus 2015

Consolidated Results

Years Ended December 31,	2016	2015	% Change
(In millions, except for per share amounts)

GAAP
Revenues	$3,020.6	3,061.4	(1)
Cost of revenues	2,391.7	2,443.7	(2)
Selling, general and administrative expenses	424.3	451.9	(6)
Operating profit	184.5	96.4	91
Income (loss) from continuing operations(a)	36.2	(9.1)	fav
Diluted EPS from continuing operations(a)	$0.72	(0.19)	fav

Non-GAAP(b)
Non-GAAP revenues	$2,908.4	2,976.9	(2)
Non-GAAP operating profit	215.8	167.5	29
Non-GAAP income from continuing operations(a)	115.6	87.1	33
Non-GAAP diluted EPS from continuing operations(a)	$2.28	1.75	30

(a)	Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.

(b)	Non-GAAP results are reconciled to the applicable GAAP results on pages 35–37.

GAAP Basis
Analysis of Consolidated Results: 2016 versus 2015
Consolidated Revenues  Revenues decreased $40.8 million or 1% due to unfavorable changes in currency exchange rates ($399.6 million), the impact of dispositions ($34.3 million), and an organic decrease in Rest of World ($3.4 million), partially offset by organic growth in Venezuela ($226.4 million), South America ($124.7 million), and North America ($45.4 million). A significant portion of the reduction in revenues from currency exchange rates relates to a devaluation of the Venezuelan bolivar after February 2016.  The U.S. dollar also strengthened against the Mexican peso and most currencies in South America. Revenues increased 13% on an organic basis due mainly to higher average selling prices in Venezuela and South America (including the effects of inflation). See page 22 for our definition of “organic.”

Consolidated Costs and Expenses  Cost of revenues decreased 2% to $2,391.7 million as changes in currency rates more than offset higher labor costs from inflation-based increases. Selling, general and administrative costs decreased 6% to $424.3 million due primarily to changes in currency exchange rates.

Consolidated Operating Profit Operating profit increased $88.1 million due mainly to:

•	a $35.3 million charge in 2015 related to impairment of fixed assets in Venezuela, which did not reoccur in 2016,

•	organic increases in Venezuela ($84.8 million), South America ($49.3 million), and Rest of World ($5.5 million), and

•	lower corporate expenses ($13.4 million on an organic basis), partially offset by:

•	unfavorable changes in currency exchange rates ($76.1 million), including the effects of Venezuela devaluations,

•	higher reorganization and restructuring costs in 2016 ($15.0 million),

•	negative impact of exiting operations in Ireland ($10.0 million), and

•	organic decreases in North America ($1.1 million).

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Income from continuing operations attributable to Brink’s shareholders in 2016 increased $45.3 million from the prior year primarily due to the operating profit increase mentioned above, partially offset by higher income attributable to noncontrolling interests ($26.6 million) and higher income tax expense ($12.0 million). Earnings per share from continuing operations was $0.72, up from negative $0.19 in 2015.

Non-GAAP Basis
Analysis of Consolidated Results: 2016 versus 2015
Non-GAAP Consolidated Revenues  Non-GAAP revenues decreased $68.5 million or 2% due to unfavorable changes in currency exchange rates ($198.1 million), the impact of dispositions ($37.1 million), and an organic decrease in Rest of World ($3.4 million), partially offset by organic growth in South America ($124.7 million), and North America ($45.4 million). The reduction in Non-GAAP revenues from currency exchange rates relates to a strengthening of the U.S. dollar against the Mexican peso, and most currencies in South America. Non-GAAP revenues increased 6% on an organic basis due mainly to higher average selling prices in South America (including the effects of inflation). See page 22 for our definition of “organic.”

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit increased $48.3 million due mainly to:

•	organic increases in South America ($49.3 million) and Rest of World ($5.5 million), and

•	lower corporate expenses ($13.4 million on an organic basis), partially offset by:

•	unfavorable changes in currency exchange rates ($23.0 million), and

•	organic decreases in North America ($1.1 million).

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders in 2016 increased $28.5 million to $115.6 million primarily due to the non-GAAP operating profit increase mentioned above, partially offset by corresponding higher non-GAAP income tax expense ($16.6 million). Non-GAAP earnings per share from continuing operations was $2.28, up from $1.75 in 2015.

Revenues and Operating Profit by Segment: 2016 versus 2015

		Organic	Acquisitions /			% Change
(In millions)	2015	Change	Dispositions(a)	Currency(b)	2016	Total	Organic
Revenues:
North America	$1,224.0	45.4	—	(59.1)	1,210.3	(1)	4
South America	719.3	124.7	—	(125.3)	718.7	—	17
Rest of World	1,033.6	(3.4)	(37.1)	(13.7)	979.4	(5)	—
Revenues - non-GAAP	2,976.9	166.7	(37.1)	(198.1)	2,908.4	(2)	6

Other items not allocated to segments(d)	84.5	226.4	2.8	(201.5)	112.2	33	fav
Revenues - GAAP	$3,061.4	393.1	(34.3)	(399.6)	3,020.6	(1)	13

Operating profit:
North America	$45.6	(1.1)	—	(4.4)	40.1	(12)	(2)
South America	104.6	49.3	—	(31.3)	122.6	17	47
Rest of World	102.5	5.5	4.2	(0.9)	111.3	9	5
Segment operating profit	252.7	53.7	4.2	(36.6)	274.0	8	21
Corporate expenses(c)	(85.2)	13.4	—	13.6	(58.2)	(32)	(16)
Operating profit - non-GAAP	167.5	67.1	4.2	(23.0)	215.8	29	40

Other items not allocated to segments(d)	(71.1)	100.3	(7.4)	(53.1)	(31.3)	(56)	fav
Operating profit (loss) - GAAP	$96.4	167.4	(3.2)	(76.1)	184.5	91	fav

Amounts may not add due to rounding.

See page 24 for footnotes.

Analysis of Segment Results: 2016 versus 2015

North America

Revenues decreased 1% ($13.7 million) due to the unfavorable impact of currency exchange rates ($59.1 million) primarily from the Mexican peso, partially offset by organic growth of 4% ($45.4 million). Organic growth was driven by volume increases in the U.S. and price and volume increases in Mexico, with U.S. volume growth driven by the increased sales of cash recyclers to a large retailer. Operating profit decreased $5.5 million due to unfavorable currency ($4.4 million) primarily from the Mexican peso and organic decreases in the U.S. and Canada. The U.S. organic decline was due to higher fleet and insurance costs and the Canada decline was due to inflationary cost increases and lower organic revenue growth. These declines were partially offset by organic growth in the U.S. Payments business driven by revenue growth and lower marketing expenditures related to increasing cardholders.

South America

Revenues decreased $0.6 million as the unfavorable impact of currency exchange rates ($125.3 million) was mostly offset by 17% organic growth ($124.7 million) driven by inflation-based revenue increases in Argentina and price increases in Brazil. Operating profit increased 17% ($18.0 million) primarily due to organic growth in Argentina, Chile, and Brazil, partially offset by unfavorable currency ($31.3 million). The organic growth in Brazil was driven by a favorable tax ruling and productivity improvements.

Rest of World

Revenues decreased 5% ($54.2 million) due to the impact of dispositions ($37.1 million), unfavorable currency ($13.7 million), and organic decreases ($3.4 million). Organic revenue decreases were driven by lower BGS volumes, and lower revenue in France due to volume and pricing pressure and the loss of an airport guarding contract, partially offset by organic growth in Asia driven by Hong Kong and Singapore. Operating profit increased 9% ($8.8 million) due to organic growth ($5.5 million) and the favorable impact of dispositions ($4.2 million). The organic growth was driven by higher organic results in France due to growth in cash management services and a benefit recognized related to social charges, as well as organic growth in Asia due to revenue growth.

Income and Expense Not Allocated to Segments

Corporate Expenses

Corporate expenses include former non-segment and regional management costs, currency transaction gains and losses, and costs related to global initiatives.

	Years Ended December 31,			% change
(In millions)	2017	2016	2015	2017	2016

General, administrative and other expenses	$(84.3)	(59.8)	(81.0)	41	(26)
Foreign currency transaction gains (losses)	(1.1)	3.8	(8.8)	unfav	fav
Reconciliation of segment policies to GAAP	(5.2)	(2.2)	4.6	unfav	unfav
Corporate items	$(90.6)	(58.2)	(85.2)	56	(32)

Corporate expenses in 2017 were $32.4 million higher than the prior year primarily due to higher incentive compensation expense and security losses recognized in corporate expenses. Corporate expenses include costs to manage the global business and to perform activities required of public companies, as well as currency transaction gains and losses.

Corporate expenses in 2016 were $27.0 million lower than the prior year due to lower compensation-related expenses, along with the recognition of foreign currency transaction gains in 2016 compared to foreign currency transaction losses in 2015.

Other Items Not Allocated to Segments

	Years Ended December 31,			% change
(In millions)	2017	2016	2015	2017	2016
Revenues:
Venezuela operations	$154.1	109.4	84.5	41	29
Acquisitions and dispositions	—	2.8	—	(100)	fav
Revenues	$154.1	112.2	84.5	37	33

Operating profit:
Venezuela operations	$20.4	18.5	(45.6)	10	fav
Reorganization and Restructuring	(22.6)	(30.3)	(15.3)	(25)	98
Acquisitions and dispositions	(5.3)	(19.5)	(10.2)	(73)	91
Operating profit	$(7.5)	(31.3)	(71.1)	(76)	(56)

2017 versus 2016
The impact of other items not allocated to segments on operating profit was a smaller loss ($7.5 million in 2017 versus $31.3 million in the prior year). The change was primarily due to lower charges from acquisitions and dispositions in 2017 as the prior year included losses from Ireland operations exited in 2016 as well as a loss on the sale of corporate assets. In addition, the current year includes a gain on the sale of real estate in Mexico. These favorable items were partially offset by higher amortization expense for acquisition-related intangible assets, severance costs related to recent business acquisitions in Argentina and Brazil and transaction costs related to 2017 business acquisitions. Charges from reorganization and restructuring activities were lower in the current year and profit from Venezuela operations was higher in 2017.

2016 versus 2015
The impact of other items not allocated to segments on operating profit was a smaller loss ($31.3 million in 2016 versus $71.1 million in the prior year period). The reduction was primarily due to the $35.3 million of Venezuela impairment charges recognized in the prior year period as well as lower losses related to currency devaluation in Venezuela in the current year period. The Venezuela-related items were partially offset by charges related to the shutdown of operations in Ireland, a loss on the sale of corporate assets and higher reorganization and restructuring costs in 2016.

Venezuela operations We have excluded from our segment results all of our Venezuela operating results, including remeasurement losses on net monetary assets related to currency devaluations ($9.1 million in 2017, $4.8 million in 2016 and $18.1 million in 2015) and charges related to the impairment of property and equipment ($35.3 million in 2015), due to the Venezuelan government's restrictions that have prevented us from repatriating funds. In light of these unique circumstances, our operations in Venezuela are largely independent of the rest of our global operations. As a result, the Chief Executive Officer, the Company's Chief Operating Decision maker ("CODM"), assesses segment performance and makes resource decisions by segment excluding Venezuela operating results. Additionally, management believes excluding Venezuela from segment results makes it possible to more effectively evaluate the company’s performance between periods.
Factors considered by management in excluding Venezuela results include:

•	Continued inability to repatriate cash to redeploy to other operations or dividend to shareholders

•	Highly inflationary environment

•	Fixed exchange rate policy

•	Continued currency devaluations and

•	Difficulty raising prices and controlling costs

Reorganization and Restructuring
2016 Restructuring
In the fourth quarter of 2016, management implemented restructuring actions across our global business operations and our corporate functions. As a result of these actions, we recognized $18.1 million in related 2016 costs. We recognized an additional $17.3 million in 2017 under this restructuring for additional costs related to severance, asset-related adjustments, a benefit program termination and lease terminations. Severance actions are expected to reduce our global workforce by 800 to 900 positions and result in approximately $20 million in annualized cost savings when this restructuring is finalized. We expect to incur additional costs between $10 and $12 million in future periods, primarily severance costs.

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

Other Restructurings
Management routinely implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized related severance costs of $4.6 million in 2017. The majority of these restructuring actions were completed in 2017. The completed restructuring actions reduced our workforce by approximately 300 positions, which will result in $4 million in annualized cost savings. For the remaining restructuring actions, we expect to incur additional costs less than $1 million in future periods. These estimates will be updated as management targets additional sections of our business.

Due to the unique circumstances around these charges, they have not been allocated to segment results and are excluded from non-GAAP results. Charges related to the employees, assets, leases and contracts impacted by these restructuring actions were excluded from the segments and corporate expenses as shown in the table below.

	Years Ended December 31,			% change
(In millions)	2017	2016	2015	2017	2016
Reportable Segments:
North America	$(5.3)	(6.0)	(1.7)	(12)	unfav
South America	(4.6)	(4.6)	(1.2)	—	unfav
Rest of World	(10.1)	(13.2)	(6.7)	(23)	97
Total reportable segments	(20.0)	(23.8)	(9.6)	(16)	unfav
Corporate items	(2.6)	(6.5)	(5.7)	(60)	14
Total	$(22.6)	(30.3)	(15.3)	(25)	98

Acquisitions and dispositions  Part of our strategy is the pursuit of accretive business acquisitions. We completed six acquisitions in 2017 for a combined purchase price of approximately $365 million. In January 2018, we announced an agreement to acquire another business in Brazil for approximately $145 million. Certain acquisition and disposition items that are not considered part of the ongoing activities of the business and are special in nature are consistently excluded from non-GAAP results. These items are described below:
2017 Acquisitions and Dispositions

•	Amortization expense for acquisition-related intangible assets was $8.4 million in 2017.

•	Fourth quarter 2017 net gain related to the sale of real estate in Mexico ($7.8 million, net of statutory employee benefit).

•	Severance costs of $4.0 million related to our recent acquisitions in Argentina and Brazil.

•	Transaction costs of $2.6 million related to acquisitions of new businesses in 2017.

•	Currency transaction gains of $1.8 million related to acquisition activity.

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

•	Amortization expense for acquisition-related intangible assets was $3.6 million in 2016.

•	Brink's recognized a $2.0 million loss related to the sale of corporate assets in the second quarter of 2016.

2015 Acquisitions and Dispositions

•	These items related primarily to Brink's sale of its 70% interest in a cash management business in Russia in the fourth quarter of 2015 from which we recognized a $5.9 million loss on the sale.

•	Amortization expense for acquisition-related intangible assets of $4.2 million in 2015.

Other Operating Income and Expense

Amounts below represent consolidated other operating income and expense.

	Years Ended December 31,			% change
(In millions)	2017	2016	2015	2017	2016

Foreign currency items:
Transaction gains (losses)	$(9.2)	1.4	(26.8)	unfav	fav
Foreign currency derivative instrument gains (losses)	0.8	(2.4)	2.9	fav	unfav
Gains (losses) on sale of property	9.2	(1.3)	0.9	fav	unfav
Argentina conversion losses	—	(0.1)	(7.1)	(100)	(99)
Impairment losses	(3.4)	(20.6)	(37.2)	(83)	(45)
Share in earnings (losses) of equity affiliates	0.4	(1.5)	0.5	fav	unfav
Royalty income	1.9	2.6	2.1	(27)	24
Gains (losses) on business acquisitions and dispositions	0.6	0.1	(6.3)	fav	fav
Other	3.0	1.7	1.6	76	6
Other operating income (expense)	$3.3	(20.1)	(69.4)	fav	(71)

2017 versus 2016
We reported other operating income of $3.3 million in 2017 versus other operating expense of $20.1 million in the prior year. The change was primarily due to lower property impairment losses as the prior year included impairment charges resulting from the 2016 restructuring actions. In addition, we recognized an $8.4 million gain in 2017 related to the sale of real estate in Mexico. These positive factors were partially offset by higher foreign currency transaction losses in 2017, primarily from remeasurement losses associated with Venezuela currency devaluation ($9.1 million in 2017 versus $4.8 million in 2016) .

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

Nonoperating Income and Expense

Interest Expense

	Years Ended December 31,			% change
(In millions)	2017	2016	2015	2017	2016

Interest expense	$32.2	20.4	18.9	58	8

Interest expense was higher in 2017 due to higher borrowing levels used to finance 2017 and future business acquisitions.

Interest expense was higher in 2016 due to interest recognized on a non-recourse financing liability in Mexico (see Note 19) and the impact of higher weighted-average interest rates in 2016 versus the prior year.

Interest and Other Income (Expense)

	Years Ended December 31,			% change
(In millions)	2017	2016	2015	2017	2016

Interest income	$4.1	2.6	3.3	58	(21)
Gain on available-for-sale securities	1.5	0.5	1.1	fav	(55)
Foreign currency transaction losses	(7.6)	—	—	unfav	—
Derivative instruments	1.1	(0.6)	(0.5)	fav	20
Retirement benefit cost other than service cost	(47.8)	(40.3)	(39.8)	19	1
Prepayment penalties(a)	(8.3)	—	—	unfav	—
Interest on Brazil tax claim(b)	(1.6)	—	—	unfav	—
Other	(1.6)	(1.3)	(0.5)	23	unfav
Interest and other income (expense)	$(60.2)	(39.1)	(36.4)	54	7

(a)	Penalties upon prepayment of Private Placement notes in September 2017 and a term loan in October 2017.

(b)
Related to an unfavorable court ruling in 2017 on a non-income tax claim in Brazil. The court ruled that Brink's must pay interest accruing from the initial claim filing in 1994 to the current date. The principal amount of the claim was approximately $1 million and was recognized in selling, general and administrative expenses in 2017.

Interest and other income (expense) was a higher expense in 2017 compared to 2016 primarily due to prepayment penalties, currency transaction losses related to 2017 business acquisitions, higher retirement benefit costs and interest on a Brazil tax claim.

Interest and other income (expense) was a higher expense in 2016 compared to 2015 primarily due to lower interest income and a decrease in gains on available-for-sale securities.

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Reform Act”) was enacted into law.  The Tax Reform Act includes a reduction in the federal tax rate for corporations from 35% to 21% as of January 1, 2018, a one-time transition tax on the cumulative undistributed earnings of foreign subsidiaries as of December 31, 2017, a repeal of the corporate alternative minimum tax, and more extensive limitations on deductibility of performance-based compensation for named executive officers.  Other provisions effective as of January 1, 2018, which could materially impact the Company in the near-term, include the creation of a new U.S. minimum tax on foreign earnings called the Global Intangible Low-Taxed Income (“GILTI”) and limitations on the deductibility of interest expense.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Reform Act, the Company has recorded provisional amounts as of December 31, 2017, in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”).  We recorded a provisional one-time non-cash charge of $92 million in the fourth quarter of 2017 to remeasure the deferred tax assets for the new rate and for other legislative changes.  We do not expect a U.S. federal current tax liability for the transition tax due to our high-tax foreign income, but we have recorded a provisional $31.1 million foreign tax credit offset with a full valuation allowance related to the transition tax. We did not record a current state tax liability related to the transition tax in accordance with the interpretation of existing state laws and the provisional estimates. The Company has not yet adopted an accounting policy related to the provision of deferred taxes related to GILTI.  We did not change our assertion on the determination of which subsidiaries that we consider to be permanently invested and for which we do not expect to repatriate to the U.S. as a result of the Tax Reform Act.  We will continue to collect and analyze data, including the undistributed earnings of foreign subsidiaries and related taxes, interpret the Tax Reform Act and apply the additional guidance and legislative changes to be issued by the U.S. federal and state authorities and may be required to make adjustments to these provisional amounts.  The accounting for the Tax Reform Act will be completed by the end of 2018 in accordance with SAB 118.

Summary Rate Reconciliation – GAAP

(In percentages)	2017	2016	2015

U.S. federal tax rate	35.0%	35.0%	35.0%
Increases (reductions) in taxes due to:
Venezuela devaluation	—	2.9	61.3
Tax on accelerated U.S. income(a)	(0.2)	—	57.3
Adjustments to valuation allowances	3.4	18.2	18.9
Foreign income taxes	1.8	4.2	(18.2)
Tax reform	47.4	—	—
French business tax	2.0	3.0	8.9
Taxes on undistributed earnings of foreign affiliates	0.9	0.7	(1.2)
State income taxes, net	(1.3)	(1.0)	(4.1)
Share-based compensation	(3.5)	(1.4)	—
Other	1.4	1.2	3.9
Income tax rate on continuing operations	86.9%	62.8%	161.8%

(a)
In the fourth quarter of 2015, we recognized a $23.5 million increase to current tax expense related to a transaction that accelerated U.S. taxable income. In 2017, we recognized a $0.4 million decrease to non-U.S. tax expense related to the 2015 transaction.

Summary Rate Reconciliation – Non-GAAP(a)

(In percentages)	2017	2016	2015

U.S. federal tax rate	35.0%	35.0%	35.0%
Increases (reductions) in taxes due to:
Adjustments to valuation allowances	1.2	1.2	1.9
French business tax	1.5	2.0	2.5
Other	(3.5)	(1.4)	(2.6)
Income tax rate on Non-GAAP continuing operations	34.2%	36.8%	36.8%

(a)	See pages 35–37 for a reconciliation of non-GAAP results to GAAP.

Overview

Our effective tax rate has varied in the past three years from the statutory U.S. federal rate due to various factors, including

•	changes in judgment about the need for valuation allowances

•	changes in the geographical mix of earnings

•	nontaxable acquisition gains and losses

•	changes in laws in the U.S., France, Mexico, and Argentina

•	U.S. tax on accelerated taxable income

•	changes in the foreign currency rate used to measure Venezuela’s tax results

•	timing of benefit recognition for uncertain tax positions

•	state income taxes

•	tax benefit for distributions of share-based payments

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

Continuing Operations
2017 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in 2017 was greater than the 35% U.S. statutory tax rate primarily due to the one-time non-cash tax charge for the remeasurement of the deferred tax assets as a result of U.S. tax reform.  The other items that cause the rate to be higher than the U.S. statutory rate include book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on cross border payments and the characterization of a French business tax as an income tax, partially offset by the geographical mix of earnings, significant tax benefits related to the distribution of share-based payments and a French income tax credit.

2016 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in 2016 was greater than the 35% U.S. statutory tax rate primarily due to the significant losses related to operations in the Republic of Ireland, for which no tax benefit can be recorded, a change in judgment resulting in a valuation allowance against certain U.S. tax attributes with a limited statutory carryforward period that are no longer more-likely-than-not to be realized, and the non-deductible expenses resulting from the currency devaluation in Venezuela. The other items that cause the rate to be higher than the U.S. statutory rate include book losses for which no tax benefit can be recorded, non-deductible expenses in Mexico, taxes on undistributed earnings and the characterization of a French business tax as an income tax, partially offset by the geographical mix of earnings and a French income tax credit.

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

Noncontrolling Interests

	Years Ended December 31,			% change
(In millions)	2017	2016	2015	2017	2016

Net income (loss) attributable to noncontrolling interests	$6.9	10.3	(16.3)	(33)	fav

The decrease in net income attributable to noncontrolling interests to $6.9 million in 2017 was primarily due to higher currency remeasurement charges from the devaluation of Venezuelan currency.

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

	2017			2016
	Pre-tax	Tax	Effective tax rate	Pre-tax	Tax	Effective tax rate
Effective Income Tax Rate(a)
GAAP	$181.5	157.7	86.9%	$125.0	78.5	62.8%
Retirement plans(e)	34.9	12.6		31.5	11.3
Venezuela operations(b)	(13.5)	(12.7)		(15.9)	(14.1)
Reorganization and Restructuring(b)	22.6	7.6		30.3	7.4
Acquisitions and dispositions(b)	12.7	4.5		20.0	1.8
Prepayment penalties(f)	8.3	0.2		—	—
Deferred tax valuation allowance(c)	—	—		—	(14.7)
Interest on Brazil tax claim(g)	1.6	0.5		—	—
Tax reform(h)	—	(86.0)		—	—
Tax on accelerated income(d)	—	0.4		—	—
Non-GAAP	$248.1	84.8	34.2%	$190.9	70.2	36.8%

				2015
				Pre-tax	Tax	Effective tax rate
Effective Income Tax Rate(a)
GAAP				$41.1	66.5	161.8%
Retirement plans(e)				31.2	10.8
Venezuela operations(b)				47.8	(5.5)
Reorganization and Restructuring(b)				15.3	3.9
Acquisitions and dispositions(b)				10.2	1.4
Tax on accelerated income(d)				—	(23.5)
Non-GAAP				$145.6	53.6	36.8%
Amounts may not add due to rounding.

(a)	From continuing operations.

(b)
See “Other Items Not Allocated To Segments” on pages 28–30 for details.  We do not consider these items to be reflective of our core operating performance due to the variability of such items from period-to-period in terms of size, nature and significance.

(c)
There was a change in judgment resulting in a valuation allowance against certain tax attributes with a limited statutory carryforward period that are no longer more-likely-than-not to be realized due to lower than expected U.S. operating results, certain non-GAAP pre-tax items, and the timing of tax deductions related to executive leadership transition.

(d)	The non-GAAP tax rate excludes the 2017 foreign tax benefit that resulted from the transaction that accelerated U.S. tax in 2015.

(e)
Our U.S. retirement plans are frozen and costs related to these plans are excluded from non-GAAP results. Certain non-U.S. operations also have retirement plans. Settlement charges related to these non-U.S. plans are also excluded from non-GAAP results.

(f)	Penalties upon prepayment of Private Placement notes in September 2017 and a term loan in October 2017.

(g)
Related to an unfavorable court ruling in the third quarter of 2017 on a non-income tax claim in Brazil. The court ruled that Brink's must pay interest accruing from the initial claim filing in 1994 to the current date. The principal amount of the claim was approximately $1 million and was recognized in selling, general and administrative expenses in the third quarter of 2017.

(h)
Represents the estimated impact of tax legislation enacted into law in the fourth quarter of 2017.  This primarily relates to the U.S. Tax Reform expense from the remeasurement of our net deferred tax assets.

Non-GAAP reconciled to GAAP

	Years Ended December 31,
(In millions)	2017	2016	2015

Revenues:
GAAP	$3,347.0	3,020.6	3,061.4
Venezuela operations(b)	(154.1)	(109.4)	(84.5)
Acquisitions and dispositions(b)	—	(2.8)	—
Non-GAAP	$3,192.9	2,908.4	2,976.9

Operating profit:
GAAP	$273.9	184.5	96.4
Venezuela operations(b)	(20.4)	(18.5)	45.6
Reorganization and Restructuring(b)	22.6	30.3	15.3
Acquisitions and dispositions(b)	5.3	19.5	10.2
Non-GAAP	$281.4	215.8	167.5

Interest expense:
GAAP	$(32.2)	(20.4)	(18.9)
Venezuela operations(b)	0.1	0.1	—
Acquisitions and dispositions(b)	1.1	—	—
Non-GAAP	$(31.0)	(20.3)	(18.9)

Interest and other income (expense):
GAAP	$(60.2)	(39.1)	(36.4)
Retirement plans(e)	34.9	31.5	31.2
Venezuela operations(b)	6.8	2.5	2.2
Acquisitions and dispositions(b)	6.3	0.5	—
Prepayment penalties(f)	8.3	—	—
Interest on Brazil tax claim(g)	1.6	—	—
Non-GAAP	$(2.3)	(4.6)	(3.0)

Provision for income taxes:
GAAP	$157.7	78.5	66.5
Retirement plans(e)	12.6	11.3	10.8
Venezuela operations(b)	(12.7)	(14.1)	(5.5)
Reorganization and Restructuring(b)	7.6	7.4	3.9
Acquisitions and dispositions(b)	4.5	1.8	1.4
Prepayment penalties(f)	0.2	—	—
Deferred tax valuation allowance(c)	—	(14.7)	—
Interest on Brazil tax claim(g)	0.5	—	—
Tax reform(h)	(86.0)	—	—
Tax on accelerated income(d)	0.4	—	(23.5)
Non-GAAP	$84.8	70.2	53.6

Net income (loss) attributable to noncontrolling interests:
GAAP	$6.9	10.3	(16.3)
Venezuela operations(b)	(1.6)	(4.4)	21.2
Reorganization and Restructuring(b)	0.8	(0.8)	—
Non-GAAP	$6.1	5.1	4.9

Non-GAAP margin	8.8%	7.4%	5.6%

Amounts may not add due to rounding.

See page 35 for footnote explanations.

	Years Ended December 31,
(In millions, except for per share amounts)	2017	2016	2015

Income (loss) from continuing operations attributable to Brink's:
GAAP	$16.9	36.2	(9.1)
Retirement plans(e)	22.3	20.2	20.4
Venezuela operations(b)	0.8	2.6	32.1
Reorganization and Restructuring(b)	14.2	23.7	11.4
Acquisitions and dispositions(b)	8.2	18.2	8.8
Prepayment penalties(f)	8.1	—	—
Deferred tax valuation allowance(c)	—	14.7	—
Interest on Brazil tax claim(g)	1.1	—	—
Tax reform(h)	86.0	—	—
Tax on accelerated income(d)	(0.4)	—	23.5
Non-GAAP	$157.2	115.6	87.1

Diluted EPS
GAAP	$0.33	0.72	(0.19)
Retirement plans(e)	0.43	0.39	0.41
Venezuela operations(b)	0.02	0.05	0.64
Reorganization and Restructuring(b)	0.27	0.47	0.23
Acquisitions and dispositions(b)	0.16	0.37	0.18
Prepayment penalties(f)	0.16	—	—
Deferred tax valuation allowance(c)	—	0.29	—
Interest on Brazil tax claim(g)	0.02	—	—
Tax reform(h)	1.66	—	—
Tax on accelerated income(d)	(0.01)	—	0.47
Non-GAAP	$3.03	2.28	1.75

Amounts may not add due to rounding.

See page 35 for footnote explanations.

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

Our international operations conduct a majority of their business in local currencies. Because our financial results are reported in U.S. dollars, they are affected by changes in the value of various local currencies in relation to the U.S. dollar.  Recent strengthening of the U.S. dollar has reduced our reported dollar revenues and operating profit, which may continue in 2018.  Our operations in Venezuela are subject to local laws and regulatory interpretations that determine the exchange rate at which repatriating dividends may be converted.  See Application of Critical Accounting Policies—Foreign Currency Translation on pages 56–57 for a description of our accounting methods and assumptions used to include our Venezuelan operations in our consolidated financial statements, and a description of the accounting for subsidiaries operating in highly inflationary economies.

Changes in exchange rates may also affect transactions which are denominated in currencies other than the functional currency.  From time to time, we use foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies, as discussed in Item 7A on page 59.  At December 31, 2017, the notional value of our shorter term outstanding foreign currency forward and swap contracts was $145.5 million with average contract maturities of approximately one month.  These shorter term foreign currency forward and swap contracts primarily offset exposures in the euro, British pound and the Mexican peso. Additionally, these shorter term contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings.  We recognized gains of $0.8 million on these contracts in 2017.  At December 31, 2017, the fair value of these outstanding foreign currency forward and swap contracts was not significant.

We also have a longer term cross currency swap contract to hedge exposure in Brazilian real which is designated as a cash flow hedge for accounting purposes. At December 31, 2017, the notional value of this longer term contract was $1.6 million with a weighted-average maturity of 0.1 years. We recognized net losses of $0.2 million on this contract, of which losses of $0.1 million were included in other operating income (expense) to offset transaction gains of $0.1 million and expenses of $0.1 million were included in interest and other income (expense) in 2017.  At December 31, 2017 the fair value of the longer term cross currency swap contract was $0.6 million, which is included in prepaid expenses and other on the consolidated balance sheet.

See Note 1 to the consolidated financial statements for a description of government currency processes and restrictions in Venezuela and Argentina, their effect on our operations, and how we account for currency remeasurement for our Venezuelan subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES
Overview

Over the last three years, we used cash generated from our operations and borrowings to

•
invest in the infrastructure of our business (new facilities, cash sorting and other equipment for our Cash Management Services operations, armored trucks,  CompuSafe® units, and information technology) ($388 million),

•	acquire new business operations ($317 million), and

•	pay dividends to Brink’s shareholders ($67 million).

Cash flows from operating activities increased by $84.6 million in 2017 as compared to the prior year primarily due to higher operating profit. Cash used for investing activities increased by $286.0 million in 2017 due to business acquisitions and higher capital expenditures. Cash also decreased $12.2 million in 2017 as a result of the strengthening of the U.S. dollar, primarily against currencies in Latin America including the Venezuelan bolivar and the Argentine peso.  We financed our liquidity needs in 2017 with debt and cash flows from operations.

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

Operating Activities

	Years Ended December 31,			$ change
(In millions)	2017	2016	2015	2017	2016

Cash flows from operating activities
Operating activities - GAAP	$252.1	167.5	195.9	$84.6	(28.4)
Venezuela operations	(17.3)	(16.4)	(2.3)	(0.9)	(14.1)
(Increase) decrease in certain customer obligations(a)	(6.1)	13.2	(12.5)	(19.3)	25.7
Discontinued operations	—	—	2.0	—	(2.0)
Operating activities - non-GAAP	$228.7	164.3	183.1	$64.4	(18.8)

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

2017 versus 2016

GAAP
Operating cash flows increased by $84.6 million in 2017 compared to 2016. The increase was primarily due to higher operating profit and changes in customer obligations of certain of our secure Cash Management Services operations (cash held for customers increased by $6.1 million in 2017 compared to a decrease of $13.2 million in 2016), partially offset by changes in working capital and increases in cash paid for income taxes in the current year.

Non-GAAP
Non-GAAP cash flows from operating activities increased by $64.4 million in 2017 as compared to 2016. The increase was primarily due to higher operating profit, partially offset by changes in working capital and increases in cash paid for income taxes in the current year.

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

Investing Activities

	Years Ended December 31,			$ change
(In millions)	2017	2016	2015	2017	2016

Cash flows from investing activities
Capital expenditures	$(174.5)	(112.2)	(101.1)	$(62.3)	(11.1)
Acquisitions, net of cash acquired	(225.1)	(0.7)	—	(224.4)	(0.7)
Dispositions, net of cash disposed	1.4	(0.6)	(14.6)	2.0	14.0
Marketable securities:
Purchases	(38.0)	(9.2)	(27.3)	(28.8)	18.1
Sales	38.3	9.1	33.9	29.2	(24.8)
Proceeds from sale of property, equipment and investments	1.9	4.7	1.9	(2.8)	2.8
Other	1.1	—	3.5	1.1	(3.5)
Investing activities	$(394.9)	(108.9)	(103.7)	$(286.0)	(5.2)

Cash used by investing activities increased by $286.0 million in 2017 versus 2016. The increase was primarily due to business acquisitions in Argentina, France, Brazil, Chile and the U.S. The aggregate purchase price paid, net of cash acquired and excluding payments of acquisition-related obligations reported as financing activities, was $225.1 million in 2017. Capital expenditures also increased $62.3 million.

Cash used by investing activities increased by $5.2 million in 2016 versus 2015. The increase was due to higher capital expenditures of $11.1 million and lower net cash inflows from purchases and sales of marketable securities. These amounts were partially offset by a reduction in cash outflows related to business divestitures.

Capital expenditures and depreciation and amortization were as follows:

	Years Ended December 31,			$ change
(In millions)	2017	2016	2015	2017	2016

Property and Equipment Acquired during the year
Capital expenditures(a):
North America	$86.3	42.0	37.1	$44.3	4.9
South America	39.2	24.0	21.4	15.2	2.6
Rest of World	35.9	32.2	31.3	3.7	0.9
Corporate items	8.9	9.0	7.0	(0.1)	2.0
Capital expenditures - non-GAAP	170.3	107.2	96.8	63.1	10.4
Venezuela	4.2	5.0	4.3	(0.8)	0.7
Capital expenditures - GAAP	$174.5	112.2	101.1	$62.3	11.1

Capital leases(b):
North America	$47.3	23.2	16.3	$24.1	6.9
South America	4.4	6.2	2.6	(1.8)	3.6
Capital leases - GAAP and non-GAAP	$51.7	29.4	18.9	$22.3	10.5

Total:
North America	$133.6	65.2	53.4	$68.4	11.8
South America	43.6	30.2	24.0	13.4	6.2
Rest of World	35.9	32.2	31.3	3.7	0.9
Corporate items	8.9	9.0	7.0	(0.1)	2.0
Total property and equipment acquired excluding Venezuela	222.0	136.6	115.7	85.4	20.9
Venezuela	4.2	5.0	4.3	(0.8)	0.7
Total property and equipment acquired	$226.2	141.6	120.0	$84.6	21.6

Depreciation and amortization(a)
North America	$68.4	66.8	70.1	$1.6	(3.3)
South America	23.5	19.0	19.5	4.5	(0.5)
Rest of World	30.4	29.8	30.9	0.6	(1.1)
Corporate items	12.0	10.9	11.3	1.1	(0.4)
Depreciation and amortization - non-GAAP	134.3	126.5	131.8	7.8	(5.3)
Venezuela	1.7	0.7	3.9	1.0	(3.2)
Reorganization and Restructuring	2.2	0.8	—	1.4	0.8
Amortization of intangible assets	8.4	3.6	4.2	4.8	(0.6)
Depreciation and amortization - GAAP	$146.6	131.6	139.9	$15.0	(8.3)

(a)
Capital expenditures as well as depreciation and amortization related to Venezuela have been excluded from South America and accelerated depreciation related to 2016 Restructuring activities has been excluded from non-GAAP amounts. Amortization of acquisition-related intangible assets has also been excluded from non-GAAP amounts.

(b)
Represents the amount of property and equipment acquired using capital leases.  Because the assets are acquired without using cash, the acquisitions are not reflected in the consolidated cash flow statement.  Amounts are provided here to assist in the comparison of assets acquired in the current year versus prior years.

Non-GAAP capital expenditures and non-GAAP depreciation and amortization are supplemental financial measures that are not required by, or presented in accordance with GAAP. The purpose of these non-GAAP measures is to report financial information excluding capital expenditures and depreciation and amortization from our Venezuela operations, accelerated depreciation from restructuring activities and amortization of acquisition-related intangible assets. We believe these measures are helpful in assessing capital expenditures and depreciation and amortization, enable period-to-period comparability and are useful in predicting future investing cash flows. These non-GAAP measures should not be considered as alternatives to capital expenditures and depreciation and amortization determined in accordance with GAAP and should be read in conjunction with our consolidated statements of cash flows.

Our reinvestment ratio, which we define as the annual amount of property and equipment acquired during the year divided by the annual amount of depreciation, was 1.7 in 2017, 1.1 in 2016, and 0.9 in 2015.

Capital expenditures in 2017 for our operating units were primarily for machinery and equipment, armored vehicles, and information technology.  Capital expenditures in 2017 were $62.3 million higher compared to 2016.  Total property and equipment acquired in 2017 was $84.6 million higher than the prior year.

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

Financing Activities

	Years Ended December 31,			$ change
(In millions)	2017	2016	2015	2017	2016

Cash flows from financing activities
Borrowings and repayments:
Short-term borrowings	$(125.2)	115.0	(22.7)	$(240.2)	137.7
Long-term revolving credit facilities, net	(58.1)	(112.2)	(64.4)	54.1	(47.8)
Other long-term debt, net	922.5	(34.2)	44.1	956.7	(78.3)
Borrowings (repayments)	739.2	(31.4)	(43.0)	770.6	11.6

Debt financing costs	(16.3)	—	(2.0)	(16.3)	2.0
Payment of acquisition-related obligation	(90.9)	—	—	(90.9)	—
Nonrecourse financing of real estate transaction	—	—	14.5	—	(14.5)
Prepayment penalties	(8.3)	—	—	(8.3)	—
Common stock issued	—	3.0	—	(3.0)	3.0
Dividends to:
Shareholders of Brink’s	(27.7)	(19.8)	(19.5)	(7.9)	(0.3)
Noncontrolling interests in subsidiaries	(4.6)	(4.6)	(5.3)	—	0.7
Proceeds from exercise of stock options	2.7	12.2	3.8	(9.5)	8.4
Other	(8.3)	(4.3)	(1.0)	(4.0)	(3.3)
Financing activities	$585.8	(44.9)	(52.5)	$630.7	7.6

2017 versus 2016
Cash provided by financing activities increased by $630.7 million in 2017 compared to 2016 due to increased borrowing under our new senior secured credit facility and our senior unsecured notes, which were issued in October 2017. The increased borrowings were used to fund acquisition activity in Argentina, France, Brazil, Chile and the U.S. during the year. The increase in borrowings was partially offset by repayments of short-term borrowings.

2016 versus 2015
Cash used by financing activities decreased by $7.6 million in 2016 compared to 2015 due to higher short-term borrowings and increased proceeds from stock option exercises. These financing cash inflow increases were partially offset by higher net repayments of our revolving credit facilities and other long-term debt as well as cash receipts in 2015 from a Mexico real estate transaction which did not reoccur in 2016.

Common stock issued
We received $3.0 million in 2016 when our CEO and CFO purchased a combined 100,440 shares of our common stock.

Dividends
We paid dividends to Brink’s shareholders of $0.15 per share in each of the last three quarters. In each of the nine previous quarters, we paid dividends of $0.10 per share to Brink's shareholders.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the Board of Directors.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

Changes in currency exchange rates reduced the amount of cash and cash equivalents by $12.2 million during 2017, compared to a reduction of $12.1 million in 2016 and $34.0 million in 2015.  The decrease in 2017 was due to the strengthening of the U.S. dollar, primarily against the Venezuelan bolivar and Argentine peso. The decrease in 2016 was caused by strengthening of the U.S. dollar, primarily against currencies in Latin America including the Venezuelan bolivar and the Argentine peso. The decrease in 2015 was caused by the strengthening of the U.S. dollar, primarily against most currencies in Latin America including the Venezuelan bolivar, Argentine peso and Brazilian real. See Note 1 to the consolidated financial statements for more information.

Capitalization

We use a combination of debt, leases and equity to capitalize our operations.

As of December 31, 2017, debt as a percentage of capitalization (defined as total debt and equity) was 79% compared to 56% at December 31, 2016.  The ratio increased in 2017 because our debt increased and our equity decreased versus the prior year.  Our debt in 2017 increased primarily from the borrowings under the senior secured credit facility and senior unsecured notes. These debt proceeds were used in part to repay the Revolving Facility, the Term Loan, certain other indebtedness and certain fees and expenses from closing the transactions.  Our equity decreased in 2017 primarily due to other comprehensive losses.

Summary of Debt, Equity and Other Liquidity Information

	Amount available under credit facilities	Outstanding balance
	December 31,	December 31,
(In millions)	2017	2017	2016	$ change(a)
Debt:
Short-term borrowings
Uncommitted credit facilities	$—	$—	108.3	(108.3)
Restricted cash borrowings(b)	—	27.0	22.3	4.7
Other	—	18.2	32.2	(14.0)
Total Short-term borrowings	$—	$45.2	162.8	(117.6)

Long-term debt
Revolving Facility	$—	$—	55.8	$(55.8)
Private Placement Notes	—	—	85.6	(85.6)
Term Loan	—	—	65.6	(65.6)
Multi-currency revolving facilities	—	—	3.6	(3.6)
Senior Secured - Revolving Facility	1,000.0	—	—	—
Senior Secured - Term Loan A	—	491.4	—	491.4
Senior Unsecured Notes	—	591.2	—	591.2
Letter of Credit Facilities	37.6	—	—	—
Other	—	12.0	2.8	9.2
Capital leases	—	96.9	67.0	29.9
Total Long-term debt	$1,037.6	$1,191.5	280.4	$911.1

Total Debt	$1,037.6	$1,236.7	443.2	$793.5

Total equity		$338.2	354.8	$(16.6)

(a)	In addition to cash borrowings and repayments, the change in the debt balance also includes changes in currency exchange rates.

(b)
These 2017 and 2016 amounts are for short-term borrowings related to cash borrowed under lending arrangements used in the process of managing customer cash supply chains, which is currently classified as restricted cash and not available for general corporate purposes. See Note 19 for more details.

Reconciliation of Net Debt to U.S. GAAP Measures

	December 31,
(In millions)	2017	2016	$ change

Debt:
Short-term borrowings	$45.2	162.8	$(117.6)
Long-term debt	1,191.5	280.4	911.1
Total Debt	1,236.7	443.2	793.5
Restricted cash borrowings(a)	(27.0)	(22.3)	(4.7)
Total Debt without restricted cash borrowings	1,209.7	420.9	788.8

Less:
Cash and cash equivalents	614.3	183.5	430.8
Amounts held by Cash Management Services operations(b)	(16.1)	(9.8)	(6.3)
Cash and cash equivalents available for general corporate purposes	598.2	173.7	424.5

Net Debt	$611.5	247.2	$364.3

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

Net Debt is a supplemental non-GAAP financial measure that is not required by, or presented in accordance with GAAP.  We use Net Debt as a measure of our financial leverage.  We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage.  Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our consolidated balance sheets.  Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP, as of December 31, 2017, and December 31, 2016.  Net Debt excluding cash and debt in Venezuelan operations was $615 million at December 31, 2017, and $255 million at December 31, 2016.

Net Debt at the end of 2017 increased by $364 million when compared to Net Debt at the end of 2016 primarily due to the funding of business acquisitions.

Liquidity Needs
Our operating liquidity needs are typically financed by cash from operations, short-term borrowings and the Revolving Credit Facility (our debt facilities are described below).  We have certain limitations and considerations related to the cash and borrowing capacity that are reported in our consolidated financial statements.  Based on our current cash on hand, amounts available under our credit facilities and current projections of cash flows from operations, we believe that we will be able to meet our liquidity needs for more than the next twelve months.

Limitations on dividends from foreign subsidiaries.  A significant portion of our operations are outside the U.S. which may make it difficult to repatriate additional cash for use in the U.S.  See Item 1A., Risk Factors, for more information on the risks associated with having businesses outside the U.S.

Venezuela
We have $3.4 million of cash and cash equivalents denominated in Venezuelan bolivars (as remeasured at the published DICOM rate of 3,345 bolivars to the U.S. dollar) at December 31, 2017. We believe that the DICOM process to convert bolivars (as described in Note 1 to the consolidated financial statements) is the only method for which we could receive U.S. dollars that we need to operate our business and to repatriate earnings. The Venezuelan government has restricted conversions of bolivars into U.S. dollars in the past and may do so in the future. We did not repatriate any U.S. dollars from Venezuela in 2017 or 2016.

In Note 3, we are required to present projected benefit payments of our Venezuela benefit plan for the next 10 years. Because the economy in Venezuela has had significant inflation in the last several years, we applied highly inflationary assumptions when calculating the projected benefit payments. Due to the uncertainties associated with the significant inflation in Venezuela, there can be no assurances that these assumptions provide an accurate reflection of future payments. We assumed an inflation rate of 900% in 2018 with a gradual decline to 4% in 2033, as we expect the economy of Venezuela over time to return to inflation rates more typical for the region. When these undiscounted bolivar-denominated projected benefit payments are translated into U.S. dollars at the December 31, 2017 DICOM exchange rate, the calculation results in projected benefit payments of $38.7 trillion over the next 10 years. If we applied the same inflation rate assumption to the December 31, 2017 DICOM exchange rate over the next 10 years, the projected benefit payments would be less than our December 31, 2017 liability of $4.3 million. In 2017, we made payments in bolivars related to this benefit plan which translated to approximately $1.4 million. In future years, we expect to continue to make these payments in bolivars with cash generated from our Venezuelan operations.

Argentina.  At December 31, 2017, we had cash denominated in Argentine pesos of $33.2 million. The government in Argentina had previously imposed limits on the exchange of Argentine pesos into U.S. dollars. As a result, we elected in the past and may continue in the future to repatriate cash from Argentina using different markets to convert Argentine pesos into U.S. dollars if U.S. dollars are not readily available. Prior to the December 2015 devaluation of the Argentine peso, we converted Argentine pesos into U.S. dollars at rates less favorable than the rates at which we translated the financial statements of our subsidiary in Argentina. However, after the December 2015 devaluation of the Argentine peso, the market rates used to convert Argentine pesos into U.S. dollars have been similar to the rates at which we translate the financial statements of our subsidiary in Argentina.

Cash and Cash Equivalents
At December 31, 2017, we had $614.3 million in cash and cash equivalents, compared to $183.5 million at December 31, 2016. The $430.8 million increase in cash and cash equivalents is primarily attributable to the proceeds received from our new senior secured credit facility and our senior unsecured notes, net of repayments of short-term borrowings and other long-term debt. We plan to use the incremental cash and cash equivalents for working capital needs, capital expenditures, acquisitions and other general corporate purposes. At December 31, 2017, the incremental cash and cash equivalents were invested in money market accounts.

Debt
Short-Term Borrowings
Uncommitted Credit Facilities
In October 2016, we entered into a $100 million uncommitted credit facility. Borrowings under this facility had a maximum maturity of not more than thirty days. Interest on this facility was generally based on LIBOR plus a margin of 1.00%. In September 2017, we paid off the outstanding balance and the facility was terminated.

In February 2016, we entered into a $24 million uncommitted credit facility with an initial expiration date in February 2017. The facility was amended in February 2017, which extended the expiration date to February 2018. Interest on this facility was based on LIBOR plus a margin of 1.00%. In October 2017, we paid off the outstanding balance and the facility was terminated.

Unsecured Term Loan Facility
In August 2017, we entered into a 364-day senior unsecured delayed draw term loan facility in an aggregate principal amount of up to $100 million. Interest on this facility was based on LIBOR plus a margin which ranges from 1.000% to 1.875% depending on either our credit rating or leverage ratio as defined within this facility. In October 2017, we paid off the outstanding balance of $85 million and the facility was terminated.

Long-Term Debt

Senior Secured Credit Facility
In October 2017, we entered into a new senior secured credit facility (the “Senior Secured Credit Facility”) with Wells Fargo Bank, National Association, as administrative agent, consisting of a $1 billion Revolving Credit Facility and a $500 million Term Loan Facility. Loans under the Revolving Credit Facility mature five years after the closing date (October 17, 2022) and loans under the Term Loan Facility amortize five percent annually and mature five years after the closing date. Interest rates for the Senior Secured Credit Facility are based on LIBOR plus a margin or an alternate base rate plus a margin. The Revolving Credit Facility allows us to borrow money or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of December 31, 2017, $1 billion was available under the Revolving Credit Facility. The obligations under the Senior Secured Credit Facility are secured by a first-priority lien on all or substantially all of the assets of the Company and certain of its domestic subsidiaries, including a first-priority lien on equity interests of certain of the Company’s direct and indirect subsidiaries. The Company and certain of its domestic subsidiaries also guarantee the obligations under the Senior Secured Credit Facility.

The margin on both LIBOR and alternate base rate borrowings under the Senior Secured Credit Facility is based on the Company’s consolidated net leverage ratio. The margin on LIBOR borrowings, which can range from 1.25% to 2.50%, was 1.75% at December 31, 2017. The margin on alternate base rate borrowings, which can range from 0.25% to 1.50%, was 0.75% as of December 31, 2017. We also pay an annual commitment fee on the unused portion the Revolving Credit Facility based on the Company’s consolidated net leverage ratio. The commitment fee, which can range from 0.15% to 0.40%, was 0.25% as of December 31, 2017.

Senior Unsecured Notes
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

The aggregate proceeds from the Senior Secured Credit Facility and the Senior Notes were used in part to repay the prior Revolving Facility (described below), the prior term loan, certain other indebtedness and certain fees and expenses related to the closing of the transactions. Remaining net proceeds are expected to be used for working capital needs, capital expenditures, acquisitions and other general corporate purposes.

Revolving Facility
We had a $525 million unsecured multi-currency revolving bank credit facility (the “Revolving Facility”) that was scheduled to mature in March 2020.  The Revolving Facility’s interest rate was based on LIBOR plus a margin or an alternate base rate plus a margin.  The Revolving Facility allowed us to borrow loans or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. In October 2017, we paid off the outstanding balance and the facility was terminated.

Private Placement Notes
In September 2017, we paid off our private placement notes for $86 million, which included $7 million in prepayment penalties.

Term Loan
We entered into a $75 million unsecured term loan in March 2015. Interest on this loan was based on LIBOR plus a margin of 1.75%. In October 2017, we paid off the term loan for $64 million, which included $2 million in prepayment penalties.

Other Facilities
Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

Letter of Credit Facilities
We have one $10 million unsecured multi-currency revolving bank credit facility, which can be used solely for the issuance of letters of credit and bank guarantees. As of December 31, 2017, we had undrawn letters of credit and guarantees of $5 million issued under this facility. This $10 million facility expires in March 2019.

We have a $40 million uncommitted letter of credit facility that expires in May 2018. As of December 31, 2017, $11 million was utilized.
We have two unsecured letter of credit facilities totaling $94 million, of which approximately $38 million was available at December 31, 2017.  At December 31, 2017, we had undrawn letters of credit and guarantees of $56 million issued under these letter of credit facilities. A $40 million facility expires in December 2018 and a $54 million facility expires in December 2019.  The Senior Secured Credit Facility is also available for issuance of letters of credit and bank guarantees.

The Senior Secured Credit facility, Senior Notes, the unsecured multi-currency revolving bank credit facility, and the letter of credit facilities contain various financial and other covenants. The financial covenants, among other things, limit our ability to provide liens, restrict fundamental changes, limit transactions with affiliates and unrestricted subsidiaries, restrict changes to our fiscal year and to organizational documents, limit asset dispositions, limit the use of proceeds from asset sales, limit sale and leaseback transactions, limit investments, limit the ability to incur debt, restrict certain payments to shareholders, limit negative pledges, limit the ability to change the nature of our business, provide for a maximum consolidated net leverage ratio and provide for minimum coverage of interest costs. If we were not to comply with the terms of our various financing agreements, the repayment terms could be accelerated and the commitments could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other financing agreements. We were in compliance with all financial covenants at December 31, 2017.

Equity
Common Stock
At December 31, 2017, we had 100 million shares of common stock authorized and 50.5 million shares issued and outstanding.

Preferred Stock
At December 31, 2017, we had the authority to issue up to 2 million shares of preferred stock, par value $10 per share.

Share Repurchase Program
In May 2017, our board of directors authorized a $200 million share repurchase program which will expire on December 31, 2019. We are not obligated to repurchase any specific dollar amount or number of shares and, at December 31, 2017, $200 million remains available under this program. The timing and volume of share repurchases may be executed at the discretion of management on an opportunistic basis, or pursuant to trading plans or other arrangements. Share repurchases under the program may be made in the open market, in privately negotiated transactions, or otherwise.

Off Balance Sheet Arrangements

We have operating leases that are described in the notes to the consolidated financial statements. We use operating leases to lower our cost of financings.  We believe that operating leases are an important component of our capital structure.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2017.

	Estimated Payments Due by Period
(In millions)	2018	2019	2020	2021	2022	Later Years	Total

Contractual obligations:
Long-term debt obligations	$29.3	27.7	26.5	25.2	393.9	603.1	1,105.7
Interest payments on long-term debt(a)	41.5	43.0	42.2	41.3	37.4	132.9	338.3
Capital lease obligations	22.6	18.4	16.7	15.0	12.8	11.4	96.9
Operating lease obligations	91.8	84.8	69.8	44.8	36.7	93.5	421.4
Acquisition-related payments(b)	18.4	18.8	—	—	—	—	37.2
Purchase obligations	19.3	2.6	2.0	2.0	2.0	1.3	29.2
Other long-term liabilities reflected on the
Company’s balance sheet under GAAP:
Primary U.S. pension plan	—	—	—	—	—	—	—
Other retirement obligations:
UMWA plans	—	—	—	—	—	501.9	501.9
Black lung and other plans	8.0	8.2	7.3	6.7	6.3	73.8	110.3
Workers compensation and other claims	16.8	13.3	8.6	5.7	4.6	25.5	74.5
Uncertain tax positions	1.4	—	—	—	—	—	1.4
Other	1.8	0.8	0.8	0.8	0.8	7.1	12.1
Total	$250.9	217.6	173.9	141.5	494.5	1,450.5	2,728.9

(a)
Estimated future interest payments on our long term debt are based on the outstanding borrowings as of December 31, 2017, the respective maturity dates of the debt agreements and the interest rates in effect at December 31, 2017.

(b)	Remaining undiscounted amounts due under the contract, assuming no reduction for any potential seller's indemnified losses.

U.S. primary pension plan.  Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and benefits are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement.  We did not make cash contributions to the primary U.S. pension plan in 2017.  There are approximately 14,200 beneficiaries in the plans.

Based on current assumptions, we do not expect to make additional contributions.

UMWA plans.  Retirement benefits related to former coal operations include medical benefits provided by the Pittston Coal Group Companies Employee Benefit Plan for UMWA Represented Employees.  There are approximately 3,300 beneficiaries in the UMWA plans.  The company does not expect to make additional contributions to these plans until 2027, based on actuarial assumptions.

Black Lung plans. Under the Federal Black Lung Benefits Act of 1972, Brink’s is responsible for paying lifetime black lung benefits to miners and their dependents for claims filed and approved after June 30, 1973.  There are approximately 760 black lung beneficiaries.

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

Funded Status of U.S. Retirement Plans

	Actual	Projected
(In millions)	2017	2018	2019	2020	2021	2022

Primary U.S. pension plan
Beginning funded status	$(107.8)	(102.3)	(79.3)	(55.4)	(30.5)	(4.5)
Net periodic pension credit(a)	18.5	22.0	22.9	23.5	25.4	27.2
Payment from Brink’s	—	—	—	—	—	—
Benefit plan actuarial gain (loss)	(13.0)	1.0	1.0	1.4	0.6	—
Ending funded status	$(102.3)	(79.3)	(55.4)	(30.5)	(4.5)	22.7

UMWA plans
Beginning funded status	$(226.6)	(294.3)	(295.5)	(297.6)	(300.6)	(304.6)
Net periodic postretirement cost(a)	(1.9)	(1.2)	(2.1)	(3.0)	(4.0)	(5.2)
Benefit plan actuarial gain (loss)	(66.3)	—	—	—	—	—
Other	0.5	—	—	—	—	—
Ending funded status	$(294.3)	(295.5)	(297.6)	(300.6)	(304.6)	(309.8)

Black lung plans
Beginning funded status	$(57.2)	(67.0)	(62.1)	(57.5)	(53.2)	(49.2)
Net periodic postretirement cost(a)	(2.4)	(2.2)	(2.0)	(1.9)	(1.8)	(1.6)
Payment from Brink’s	7.3	7.1	6.6	6.2	5.8	5.4
Benefit plan actuarial gain (loss)	(14.7)	—	—	—	—	—
Ending funded status	$(67.0)	(62.1)	(57.5)	(53.2)	(49.2)	(45.4)

(a)	Excludes amounts reclassified from accumulated other comprehensive income (loss).

Summary of Total Expenses Related to All U.S. Retirement Liabilities

This table summarizes actual and projected expense (income) related to U.S. retirement liabilities.  These expenses are not allocated to segment results.

	Actual	Projected
(In millions)	2017	2018	2019	2020	2021	2022

Primary U.S. pension plan	$7.7	6.3	2.6	(0.3)	(5.9)	(10.9)
UMWA plans	16.8	18.6	18.3	18.3	18.4	18.6
Black lung plans	8.4	8.4	6.2	5.8	5.4	4.9
Total	$32.9	33.3	27.1	23.8	17.9	12.6

Summary of Total Payments from U.S. Plans to Participants

This table summarizes actual and estimated payments from the plans to participants.

	Actual	Projected
(In millions)	2017	2018	2019	2020	2021	2022

Payments from U.S. Plans to participants
Primary U.S. pension plan	$49.1	50.3	50.6	50.8	50.9	50.8
UMWA plans	33.5	34.2	34.0	34.4	34.3	33.6
Black lung plans	7.3	7.1	6.6	6.2	5.8	5.4
Total	$89.9	91.6	91.2	91.4	91.0	89.8

Summary of Projected Payments from Brink’s to U.S. Plans

This table summarizes estimated payments from Brink’s to U.S. retirement plans.

	Projected Payments to Plans from Brink's
(In millions)	Primary U.S. Pension Plan	UMWA Plans	Black Lung Plans	Total

Projected payments
2018	$—	—	7.1	7.1
2019	—	—	6.6	6.6
2020	—	—	6.2	6.2
2021	—	—	5.8	5.8
2022	—	—	5.4	5.4
2023	—	—	5.0	5.0
2024	—	—	4.6	4.6
2025	—	—	4.2	4.2
2026	—	—	3.9	3.9
2027	—	18.9	3.7	22.6
2028	—	28.9	3.4	32.3
2029	—	28.1	3.2	31.3
2030	—	27.3	3.0	30.3
2031	—	26.4	2.8	29.2
2032 and thereafter	—	372.3	27.8	400.1
Total projected payments	$—	501.9	92.7	594.6

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of December 31, 2017.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

Contingent Matters

During the fourth quarter of 2015, we became aware of an investigation initiated by COFECE (the Mexican antitrust agency) related to potential anti-competitive practices among competitors in the cash logistics industry in Mexico (the industry in which Brink’s Mexican subsidiary, SERPAPROSA, is active).  The investigation was completed during the fourth quarter of 2017 and we no longer believe that an administrative claim or proceeding arising from this investigation could result in a material loss to the Company.

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

Deferred Tax Asset Valuation Allowance

Deferred tax assets result primarily from net operating losses, tax credit carryforwards, and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The new U.S. tax reform law had a significant impact on the deferred tax asset.

Accounting Policy
We establish valuation allowances, in accordance with the Financial Accounting Standards Board ("FASB") ASC Topic 740, Income Taxes, when we estimate it is not more likely than not that a deferred tax asset will be realized.  We decide to record valuation allowances primarily based on an assessment of positive and negative evidence including historical earnings and future taxable income that incorporates prudent, feasible tax-planning strategies.  We assess deferred tax assets on an individual jurisdiction basis.  Changes in tax statutes, the timing of deductibility of expenses or expectations for future performance could result in material adjustments to our valuation allowances, which would increase or decrease tax expense.  Our valuation allowances are as follows.

Valuation Allowances

	December 31,
(In millions)	2017	2016

U.S.	$80.0	38.1
Non-U.S.	18.9	24.7
Total	$98.9	62.8

Application of Accounting Policy

U.S. Deferred Tax Assets
We had $201 million of net deferred tax assets at December 31, 2017, of which $173 million related to U.S. jurisdictions. The Tax Reform Act reduced the federal tax rate for corporations from 35% to 21%, beginning January 1, 2018. As a result, we remeasured our deferred tax assets considering the new rate and recognized a provisional $88 million reduction to net deferred tax assets through income from continuing operations in the fourth quarter of 2017.  We recorded an estimated $31 million foreign tax credit carryforward related to the transition tax included in the Tax Reform Act, which was offset by a full valuation allowance.  Excluding the effects of the Tax Reform Act, we also concluded that we were not more-likely-than-not to realize assets related to certain attributes with a limited statutory carryforward and recorded a $7 million valuation allowance through income from continuing operations.

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

We used various estimates and assumptions to evaluate the need for the valuation allowance in the U.S.  These included

•	projected revenues and operating income for our U.S. entities,

•	projected royalties and management fees paid to U.S. entities from subsidiaries outside the U.S.,

•	estimated required contributions to our U.S. retirement plans,

•	the estimated impact of U.S. tax reform, and

•	interest rates on projected U.S. borrowings.

Our projections assumed continued growth of our revenues and operating profit both in the U.S. and outside the U.S.  Had we used different assumptions, we might have made different conclusions about the need for valuation allowances.  For example, using different assumptions we might have concluded that we require a full valuation allowance offsetting our U.S. deferred tax assets.

Non-U.S. Deferred Tax Assets
In 2017, we changed our judgment about the need for valuation allowances for deferred tax assets in certain non-U.S. jurisdictions as a result of changes in operating results and the outlook about the future operating performance in those jurisdictions.  As a result, we recognized a tax benefit of $1.8 million in 2017 through income from continuing operations.

Goodwill, Other Intangible Assets and Property and Equipment Valuations

Accounting Policy

At December 31, 2017, we had property and equipment of $640.9 million, goodwill of $453.7 million and other intangible assets of $105.7 million, net of accumulated depreciation and amortization.  We review these assets for possible impairment using the guidance in FASB ASC Topic 350, Intangibles - Goodwill and Other, for goodwill and other intangible assets and FASB ASC Topic 360, Property, Plant and Equipment, for property and equipment.  Our review for impairment requires the use of significant judgments about the future performance of our operating subsidiaries. Due to the many variables inherent in the estimates of the fair value of these assets, differences in assumptions could have a material effect on the impairment analyses.

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

For 2017, we elected to forego the optional qualitative assessment and we performed a quantitative goodwill impairment test instead. We estimated the fair value of each reporting unit using projections of cash flows and compared to its carrying value. We completed the annual goodwill impairment test as of October 1, 2017 and concluded that the fair value of each reporting unit substantially exceeded its carrying value by a range of 22% to 278%.

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

Non-U.S. Plans
We use the same cash flow matching method to derive the discount rates for our major non-U.S. retirement plans.  Where the cash flow matching method is not possible, rates of local high-quality long-term government bonds are used to estimate the discount rate.

The discount rates for the primary U.S. pension plan, UMWA retiree medical plans and black lung obligations were:

	Primary U.S. Plan			UMWA Plans			Black Lung
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Discount rate:
Retirement cost	4.3%	4.5%	4.1%	4.1%	4.4%	4.0%	3.9%	4.2%	3.7%
Benefit obligation at year end	3.7%	4.3%	4.5%	3.6%	4.1%	4.4%	3.5%	3.9%	4.2%

Sensitivity Analysis
The discount rate we select at year end materially affects the valuations of plan obligations at year end and the calculations of net periodic expenses for the following year.  The tables below compare hypothetical plan obligation valuations for our largest plans as of December 31, 2017, actual expenses for 2017 and projected expenses for 2018 assuming we had used discount rates that were one percentage point lower or higher.

Plan Obligations at December 31, 2017

(In millions)	Hypothetical 1% lower	Actual	Hypothetical 1% higher

Primary U.S. pension plan	$996.2	879.5	784.3
UMWA plans	575.0	513.5	462.6

Actual 2017 and Projected 2018 Expense (Income)

(In millions, except for percentages)		Hypothetical sensitivity analysis for discount rate assumption			Hypothetical sensitivity analysis for discount rate assumption
	Actual	1% lower	1% higher	Projected	1% lower	1% higher
Years Ending December 31,	2017	2017	2017	2018	2018	2018

Primary U.S. pension plan
Discount rate assumption	4.3%	3.3%	5.3%	3.7%	2.7%	4.7%
Retirement cost	$7.7	16.1	0.4	$6.3	13.8	(0.2)

UMWA plans
Discount rate assumption	4.1%	3.1%	5.1%	3.6%	2.6%	4.6%
Retirement cost	$16.8	17.9	15.7	$18.6	19.9	17.3

Expected-Return-on-Assets Assumption
Our expected-return-on-assets assumption, which materially affects our net periodic benefit cost, reflects the long-term average rate of return we expect the plan assets to earn.  We select the expected-return-on-assets assumption using advice from our investment advisor considering each plan’s asset allocation targets and expected overall investment manager performance and a review of the most recent long-term historical average compounded rates of return, as applicable.  We selected 7.25% as the expected-return-on-assets assumption for our primary U.S. plan and 8.25% for our UMWA retiree medical plans for actual 2017 and 2018 expense.

The twenty to thirty year compound annual return of our primary U.S. pension plan has averaged from 7.0% to 9.2%.

Sensitivity Analysis
Effect of using different expected-rate-of-return assumptions.  Our 2017 and projected 2018 expense would have been different if we had used different expected-rate-of-return assumptions.  For every hypothetical change of one percentage point in the assumed long-term rate of return on plan assets (and holding other assumptions constant), our actual 2017 and projected 2018 expense would be as follows:

(In millions, except for percentages)		Hypothetical sensitivity analysis for expected-return-on asset assumption			Hypothetical sensitivity analysis for expected-return-on asset assumption
	Actual	1% lower	1% higher	Projected	1% lower	1% higher
Years Ending December 31,	2017	2017	2017	2018	2018	2018

Expected-return-on-asset assumption
Primary U.S. pension plan	7.25%	6.25%	8.25%	7.25%	6.25%	8.25%
UMWA plans	8.25%	7.25%	9.25%	8.25%	7.25%	9.25%

Primary U.S. pension plan	$7.7	15.1	0.5	$6.3	13.7	(1.1)
UMWA plans	16.8	18.8	14.8	18.6	20.6	16.6

Effect of improving or deteriorating actual future market returns.  Our funded status at December 31, 2018, and our 2019 expense will be different from currently projected amounts if our projected 2018 returns are better or worse than the returns we have assumed for each plan.

(In millions, except for percentages)		Hypothetical sensitivity analysis of 2018 asset return better or worse than expected
Years Ending December 31,	Projected	Better return	Worse return

Return on investments in 2018
Primary U.S. pension plan	7.25%	14.50%	—%
UMWA plans	8.25%	16.50%	—%

Projected Funded Status at December 31, 2018
Primary U.S. pension plan	$(79)	(25)	(134)
UMWA plans	(295)	(280)	(312)

2019 Expense(a)
Primary U.S. pension plan	$3	—	5
UMWA plans	18	16	21

(a)	Actual future returns on investments will not affect our earnings until 2019 since the earnings in 2018 will be based on the "expected return on assets" assumption.

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

(In millions)	Based on market-related value of assets			Hypothetical(a)
	Actual	Projected	Projected
Years Ending December 31,	2017	2018	2019	2017	2018	2019

Primary U.S. pension plan expense	$7.7	6.3	2.6	$13.7	3.1	(0.5)

(a)	Assumes that our accounting policy was to use the fair market value of assets instead of the market-related value of assets to determine our expense related to our primary U.S. pension plan.

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

For the UMWA plans, our largest retiree medical plans, we have assumed a medical inflation rate of 6.5% for 2018, and we project this rate to decline to 5% in 2024 and hold at 5% thereafter.  Our overall medical inflation rate assumption, including the assumption that medical inflation rates will gradually decline over the next seven years and hold at 5%, is based on macroeconomic assumptions of gross domestic growth rates, the excess of national health expenditures over other goods and services, and population growth. Our assumption of a medical inflation rate of 6.5% for 2018 is based on our recent actual experience. The average annual medical inflation rate of the Company over the last five to eleven years ranged from 5.8% to 6.3%.

If we had assumed that medical inflation rates were one percentage point higher in each future year, the plan obligation for these plans at December 31, 2017, would have been approximately $76.0 million higher and the expense for 2017 would have been $2.0 million higher.  If we had assumed that the medical inflation rates were one percentage point lower, the plan obligation at December 31, 2017, would have been approximately $64.2 million lower and the related 2017 expenses would have been $1.7 million lower.

If we had projected medical inflation rates to decline from 6.6% to 4.5% by 2028, instead of our projected decline from 6.5% to 5% by 2024, the plan obligation for the UMWA retiree medical benefit plan would have been $4.6 million lower for 2017 and our expense would be $0.5 million lower for 2018.

Excise Tax on Administrators by Patient Protection and Affordable Care Act
A 40% excise tax is expected to be imposed on high-cost health plans (“Cadillac plans”). The new Tax Reform Act delayed the effective date of the excise tax on Cadillac plans to 2022.  The tax will apply to plan costs that exceed a certain threshold level for individuals and for families, which will be indexed to inflation.  Even though the tax is not assessed directly to an employer but rather to the benefits plan administrator, the cost is expected to be passed through to plan sponsors as higher premiums or higher claims administration fees, increasing the plan sponsor’s obligations.  Our plan obligations at December 31, 2017, include $34.5 million related to this tax.  We are currently unable to reduce the benefit levels of our UMWA medical plans to avoid this excise tax because these benefit levels are required by the Coal Industry Retiree Health Benefit Act of 1992.

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

Numbers of Participants
Mortality tables.  We use the Mercer modified RP-2014 base table and the Mercer modified MP-2016 projection scale, with a Blue Collar adjustment factor for the majority of our U.S. retirement plans and a White Collar adjustment factor for our nonqualified U.S. pension plan.

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

Number of participants. The number of participants by major plan in the past five years is as follows:

	Number of participants
Plan	2017	2016	2015	2014	2013
UMWA plans	3,300	3,600	3,700	3,900	4,100
Black Lung	760	750	700	700	710
U.S. pension	14,200	14,800	15,000	15,200	19,800

Because we are no longer operating in the coal industry, we anticipate that the number of participants in the UMWA retirement medical plan will decline over time due to mortality.  Because the U.S. pension plan has been frozen, the number of its participants will also decline over time.
Venezuela - Projected Benefit Payments of Our Venezuela Benefit Plan Impacted by Currency Devaluation
Our non-U.S. net pension liability includes projected benefit obligations related to Venezuela of $4.3 million, $5.6 million, and $4.1 million at December 31, 2017, 2016 and 2015, respectively. The net periodic pension cost related to these benefit obligations was $7.5 million, $2.9 million, and $2.5 million in 2017, 2016 and 2015, respectively.

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

The assumption for inflation in Venezuela was made considering the current economic situation in Venezuela and an analysis of regional economic performances during hyperinflationary cycles. Over the long term, we expect the economy of Venezuela will return to inflation rates more typical for the region. Based on these considerations, we assumed an inflation rate of 900% in 2018 with a gradual decline to 4% in 2033. For 2017, this inflation adjustment has been excluded from the non-U.S. assumptions table in Note 3.

As the projected salary increases and discount rate are both adjusted for inflation, there is not a significant impact to our current year projected benefit obligation as a result of increasing expected inflation. Our real net discount rate for Venezuela was 4% and was determined using government bonds within the region. There are no salary increases expected other than inflationary increases.

The inflation adjustment for Venezuela results in significant expected bolivar-denominated cash outflows in the next 10 years as these amounts are increased for inflationary growth but are not discounted back to present value. As we expect to make these benefit payments in bolivars with cash generated from our Venezuelan operations, these amounts have been excluded from the estimated future non-U.S. projected benefit payments table in Note 3.

When these undiscounted bolivar-denominated cash outflows are translated into U.S. dollars at the December 31, 2017 DICOM exchange rate of approximately 3,345 bolivars to the dollar, for purposes of U.S. GAAP reporting, the results are projected cash outflows of $38.7 trillion. In addition to being undiscounted, these U.S. dollar translated projected cash outflows also do not reflect future inflation-driven devaluation of the Venezuelan currency. The devaluation of the Venezuelan bolivar has been significant over the last three years. The exchange rate was 674 bolivars to the dollar at December 31, 2016, which is a 70% decline from the December 31, 2015 rate of 199 bolivars to the dollar. Further, the December 31, 2017 DICOM exchange rate of approximately 3,345 bolivars to the dollar reflects an additional 80% decline from the end of 2016.

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

Highly Inflationary Economies
Foreign subsidiaries that operate in highly inflationary countries must use the reporting currency (the U.S. dollar) as the functional currency.  Local-currency monetary assets and liabilities are remeasured into dollars each balance sheet date, with remeasurement adjustments and other transaction gains and losses recognized in earnings.  Nonmonetary assets and liabilities do not fluctuate with changes in local currency exchange rates to the dollar.

Application of Accounting Policy

Venezuela
The economy in Venezuela has had significant inflation in the last several years.  We consolidate our Venezuelan results using our accounting policy for subsidiaries operating in highly inflationary economies.

We control our Venezuela business for purposes of consolidation of financial statements. Specifically, while the Venezuela government has imposed restrictions that prevent the repatriation of funds, management continues to provide guidance and strategic oversight, including budgeting and forecasting for the Venezuela business. In addition, in this highly inflationary economy, the Venezuela business has negotiated price increases with certain customers to help offset cost inflation. We will continue to monitor the situation in Venezuela and the impact that the economic and political environment in that country has on our ability to control our Venezuela operations.

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

As a result of the restrictions on currency exchange, we have in the past been unable to obtain sufficient U.S. dollars to purchase certain imported supplies and fixed assets.  Consequently, our Venezuela operations have occasionally purchased more expensive, bolivar-denominated supplies and fixed assets.  There is a risk that official currency exchange mechanisms will be discontinued or will not be accessible when needed in the future, which may prevent us from repatriating dividends or obtaining dollars to operate our Venezuelan operations.

Due to the Venezuelan government's restrictions that have prevented us from repatriating funds, results from our Venezuelan operations are included in items not allocated to segments and are excluded from the operating segments.

Remeasurement rates during 2015. In 2014, the Venezuelan government initiated an exchange mechanism known as SICAD II. Through February 11, 2015, we used rates from an exchange mechanism known as SICAD II to remeasure our bolivar-denominated monetary assets and liabilities into U.S. dollars and to translate our revenue and expenses. Effective February 12, 2015, the SICAD II exchange mechanism was disbanded and we began to use the rate under the new exchange mechanism, known as SIMADI, to remeasure bolivar-denominated monetary assets and liabilities and to translate our revenue and expenses. The SIMADI rate ranged from 170 to 200 bolivars to the dollar since it was first published through the end of 2015. At December 31, 2015, it was 199 bolivars to the dollar. We recognized an $18.1 million net remeasurement loss in 2015. The after-tax effect of this loss attributable to noncontrolling interests was $5.6 million. We received minimal U.S. dollars using the SIMADI process.

Remeasurement rates during 2016.   In the first quarter of 2016, the Venezuelan government announced that it would replace the SIMADI exchange mechanism with the DICOM exchange mechanism and would allow the DICOM exchange mechanism rate to float freely. At March 31, 2016, the DICOM rate was approximately 273 bolivars to the dollar. From March 31, 2016 through the end of 2016, the rate declined 59% to close at approximately 674 bolivars to the dollar at December 31, 2016. We recognized a $4.8 million pretax remeasurement loss in 2016.  However, the after-tax effect in the current period attributable to noncontrolling interest was income of $2.7 million.

Remeasurement rates during 2017.  Since the end of 2016, the DICOM rate has declined 80% to close at approximately 3,345 bolivars to the dollar at December 31, 2017. We have received only minimal U.S. dollars through this exchange mechanism. In 2017, we recognized a $9.1 million pretax remeasurement loss.  The after-tax effect of this loss attributable to noncontrolling interest was $1.0 million.
Items related to our Venezuelan operations are as follows:

•	Our investment in our Venezuelan operations on an equity-method basis was $23.1 million at December 31, 2017, and $19.2 million at December 31, 2016.

•	Our Venezuelan operations had net payables to other Brink's affiliates of $2.7 million at December 31, 2017 and $6.1 million at December 31, 2016.

•	Our Venezuelan operations had net nonmonetary assets of $23.0 million at December 31, 2017, and $17.6 million at December 31, 2016.

•
Our bolivar-denominated net monetary net liabilities were $2.3 million (including $3.4 million of cash and cash equivalents) at December 31, 2017, and $1.4 million net monetary assets (including $6.8 million of cash and cash equivalents) at December 31, 2016.

•
Accumulated other comprehensive losses attributable to Brink’s shareholders related to our operations in Venezuela were approximately $114.9 million at December 31, 2017 and $114.7 million at December 31, 2016.

Argentina
We operate in Argentina through wholly owned subsidiaries and a smaller controlled subsidiary ("Brink's Argentina"). Revenues from Brink's Argentina represented approximately 7% of our consolidated revenues for the year ended December 31, 2017 and 5% of our consolidated revenues for the years ended December 31, 2016 and 2015. The operating environment in Argentina continues to present business challenges, including continuing devaluation of the Argentine peso and high inflation.

During 2015, the exchange rate ranged from 8.5 to 9.8 local pesos to the U.S. dollar until December 17, 2015 when the currency was devalued. For years ended December 31, 2017 and December 31, 2016, the value of the Argentine peso declined by approximately 15% and 19% respectively. At December 31, 2017, the exchange rate was 18.6 Argentine pesos to the U.S. dollar.

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

We recognized losses from converting Argentine pesos into U.S. dollars of $0.1 million in 2016 and $7.1 million in 2015. These conversion losses are classified in the consolidated statements of operations as other operating income (expense). At December 31, 2017, we had cash denominated in Argentine pesos of $33.2 million.

Although Argentina is not currently designated as a highly inflationary economy for accounting purposes, sustained volatility in inflation rates as well as continued deterioration in the exchange rate could have an adverse impact on Brink's Argentina's revenues, net earnings and net monetary asset position. We continue to closely monitor the situation in Argentina to determine whether we should consolidate Brink's Argentina results using our accounting policy for subsidiaries operating in highly inflationary economies.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies how certain features related to share-based payments are accounted for and presented in the financial statements. We elected to early adopt this ASU in the fourth quarter of 2016 and, per the requirements of the pronouncement, we applied the amendments to the beginning of 2016. Under ASU 2016-09, accounting changes adopted using the modified retrospective method must be calculated as of the beginning of 2016 and reported as a cumulative-effect adjustment. As a result, we recognized a $0.2 million cumulative-effect adjustment to January 1, 2016 retained earnings for previously unrecognized excess tax benefits. We have elected to continue our previous accounting policy of estimating forfeitures and, therefore, we did not recognize any cumulative-effect adjustment related to forfeitures. ASU 2016-09 requires that accounting changes adopted using the prospective method should be reported in the applicable interim periods of 2016. We did not have any material changes to previously reported interim financial information in 2016 as it relates to the recognition of excess tax benefits in the statement of operations or the classification of excess tax benefits in the statement of cash flows. In 2017, the accounting under this ASU resulted in the recognition of $6.7 million in excess tax benefits.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, which requires entities to include restricted cash and restricted cash equivalent balances with cash and cash equivalent balances in the statement of cash flows. We will adopt ASU 2016-18 in the first quarter of 2018 using the retrospective transition method. The adoption of this ASU effective January 1, 2018 will result in a change to previously reported amounts in the consolidated statements of cash flows. Net cash provided by operating activities will increase $44.3 million, net cash provided by financing activities will increase $1.5 million and the negative effect of exchange rate changes on cash will decrease $11.3 million as compared to previously reported 2017 amounts. For 2016, net cash provided by operating activities will increase $22.8 million, net cash used by financing activities will decrease $19.9 million and the negative effect of exchange rate changes on cash will increase $3.6 million.

In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts with Customers, a new standard related to revenue recognition, which requires an entity to recognize an amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of this new standard to January 1, 2018. Subsequently, the FASB has continued to refine the standard and has issued several amendments. The significant effects of the new standard for us will be associated with variable consideration and capitalization of costs to obtain contracts, such as sales commissions. Currently, we recognize the impact of pricing changes in the period they become fixed and determinable and we expense sales commissions and other costs to obtain contracts as they are incurred. We do not expect a material impact on our future consolidated statements of operations or consolidated balance sheets. However, the new guidance will result in expanded disclosures regarding our various performance obligations, revenue disaggregation and contractual rights. We intend to use the modified retrospective method to adopt the new standard. We expect to recognize a cumulative-effect adjustment to January 1, 2018 retained earnings of approximately $2 million, primarily from the capitalization of costs to obtain contracts.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment, which requires an entity to no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. The guidance is effective January 1, 2020 with early adoption permitted. We are currently evaluating the impact of this guidance, including transition elections and required disclosures, on our financial statements and the timing of adoption.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an entity to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. We elected to early adopt this ASU in the first quarter of 2017 using the retrospective transition method for the periods presented. As a result, the consolidated statements of operations have been updated to reflect this guidance.

The adoption of this ASU resulted in a change in certain previously reported amounts in the consolidated statements of operations. Cost of revenues decreased $33.1 million, selling, general and administrative expenses decreased $7.2 million and operating profit as well as interest and other income (expense) increased $40.3 million compared to previously reported 2016 amounts. In 2015, cost of revenues decreased $27.9 million, selling, general and administrative expenses decreased $11.9 million and operating profit as well as interest and other income (expense) increased $39.8 million compared to previously reported amounts. The early adoption of this ASU had no impact on the previously reported income from continuing operations or net income for the prior year periods.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies the application of hedge accounting guidance to better portray the economic results of risk management activities in the financial statements. The guidance expands the ability to hedge nonfinancial and financial risk components, reduces complexity in fair value hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, and eases certain hedge effectiveness assessment requirements. The guidance is effective January 1, 2019 with early adoption permitted. We are currently evaluating the impact of this guidance, including transition elections and required disclosures, on our financial statements and the timing of adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently serve customers in more than 100 countries, including 41 countries where we operate subsidiaries.  These operations expose us to a variety of market risks, including the effects of changes in interest rates, foreign currency exchange rates and commodity prices.  These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program.

We may periodically use various derivative and non-derivative financial instruments, as discussed below, to hedge our interest rate, foreign currency and commodity prices exposures when appropriate.  The risk that counterparties to these instruments may be unable to perform is minimized by limiting the counterparties used to major financial institutions with investment grade credit ratings.  We do not expect to incur a loss from the failure of any counterparty to perform under the agreements.  We do not use derivative financial instruments for purposes other than hedging underlying financial or commercial exposures.

The sensitivity analyses discussed below for the market risk exposures were based on the facts and circumstances in effect at December 31, 2017.  Actual results will be determined by a number of factors that are not under management’s control and could vary materially from those disclosed.

Interest Rate Risk

We use both fixed and floating rate debt and leases to finance our operations. Floating rate obligations, including the term loan facility under our senior secured credit facility, expose us to fluctuations in cash flows due to changes in the general level of interest rates.  Fixed rate obligations, including our senior unsecured notes, are subject to fluctuations in fair values as a result of changes in interest rates.

Our floating rate debt typically is based on an underlying floating rate component as well as a fixed rate margin component. Based on the contractual interest rates on our floating rate debt at December 31, 2017, a hypothetical 10% increase in rates would increase cash outflows by approximately $1.0 million over a twelve-month period.  In other words, the weighted-average interest rate on our floating rate instruments (including any fixed rate margin component) was 3.5% per annum at December 31, 2017.  If the underlying floating rate component were to increase by 10%, our average rate on this debt would increase by 0.2 percentage points to 3.7%.  The effect on the fair values on our unsecured senior notes for a hypothetical 10% decrease in the yield curve from year-end 2017 levels would result in a $23.0 million increase in the fair value of our unsecured senior notes.

Foreign Currency Risk

We have exposure to the effects of foreign currency exchange rate fluctuations on the results of all of our foreign operations.  Our foreign operations generally use local currencies to conduct business, but their results are reported in U.S. dollars.

We are also exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of our domestic and foreign operations.  To mitigate these exposures, we enter into foreign currency forward and swap contracts from time to time.  At December 31, 2017, the notional value of our shorter term outstanding foreign currency forward and swap contracts was $145.5 million with average contract maturities of approximately one month.  These shorter term contracts primarily offset exposures in the euro, the British pound and the Mexican peso.  Additionally, these shorter term contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings. We also have a longer term cross currency swap contract to hedge exposure in the Brazilian real which is designated as a cash flow hedge for accounting purposes. At December 31, 2017, the notional value of this longer term contract, which matures in January 2018, was $1.6 million with a weighted-average maturity of 0.1 years. We do not use derivative financial instruments to hedge investments in foreign subsidiaries since such investments are long-term in nature.

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from the 2017 levels against all other currencies of countries in which we have continuing operations are as follows:

(In millions)	Hypothetical Effects Increase/ (decrease)

Effect on Earnings:
Translation of 2017 earnings into U.S. dollars	$(21.3)
Transaction gains (losses)(a)	(3.6)
Effect on Other Comprehensive Income (Loss):
Translation of net assets of foreign subsidiaries	(101.4)

(a) Net of outstanding foreign currency swap and forward contracts.

The hypothetical foreign currency effects above detail the consolidated effect attributable to Brink’s of a simultaneous change in the value of a large number of foreign currencies relative to the U. S. dollar.  The foreign currency exposure effect related to a change in an individual currency could be significantly different.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
THE BRINK’S COMPANY
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2017 AND 2016
AND FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of The Brink’s Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The Brink’s Company and subsidiaries (the "Company") as of December 31, 2017, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for the year ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2018, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia
March 1, 2018

We have served as the Company’s auditor since 2017.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The Brink’s Company:

We have audited the accompanying consolidated balance sheet of The Brink’s Company and subsidiaries as of December 31, 2016, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the two-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Brink’s Company and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Richmond, Virginia
February 23, 2017, except for Notes 2 and 3,
as to which the date is September 29, 2017

THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets

	December 31,
(In millions, except for per share amounts)	2017	2016

ASSETS

Current assets:
Cash and cash equivalents	$614.3	183.5
Restricted cash	112.6	55.5
Accounts receivable (net of allowance: 2017 - $11.2; 2016 - $8.3)	642.3	501.1
Prepaid expenses and other	119.0	103.6
Total current assets	1,488.2	843.7

Property and equipment, net	640.9	531.0
Goodwill	453.7	186.2
Other intangibles	105.7	19.1
Deferred income taxes	226.2	327.9
Other	144.9	86.9

Total assets	$3,059.6	1,994.8

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$45.2	162.8
Current maturities of long-term debt	51.9	32.8
Accounts payable	174.6	139.3
Accrued liabilities	488.5	385.7
Restricted cash held for customers	74.7	33.2
Total current liabilities	834.9	753.8

Long-term debt	1,139.6	247.6
Accrued pension costs	208.8	208.8
Retirement benefits other than pensions	362.8	286.1
Deferred income taxes	25.1	7.6
Other	150.2	136.1
Total liabilities	2,721.4	1,640.0

Commitments and contingent liabilities (notes 3, 4, 14, 16, 22 and 23)

Equity:
The Brink’s Company (“Brink’s”) shareholders:
Common stock, par value $1 per share:
Shares authorized: 100.0
Shares issued and outstanding: 2017 - 50.5; 2016 - 50.0	50.5	50.0
Capital in excess of par value	628.6	618.1
Retained earnings	564.9	576.0
Accumulated other comprehensive income (loss):
Benefit plan adjustments	(601.0)	(559.6)
Foreign currency translation	(327.4)	(349.1)
Unrealized gains on available-for-sale securities	1.1	1.0
Gains on cash flow hedges	0.7	0.7
Accumulated other comprehensive loss	(926.6)	(907.0)

Brink’s shareholders	317.4	337.1

Noncontrolling interests	20.8	17.7

Total equity	338.2	354.8

Total liabilities and equity	$3,059.6	1,994.8
See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
(In millions, except for per share amounts)	2017	2016	2015

Revenues	$3,347.0	3,020.6	3,061.4

Costs and expenses:
Cost of revenues	2,608.2	2,391.7	2,443.7
Selling, general and administrative expenses	468.2	424.3	451.9
Total costs and expenses	3,076.4	2,816.0	2,895.6
Other operating income (expense)	3.3	(20.1)	(69.4)

Operating profit	273.9	184.5	96.4

Interest expense	(32.2)	(20.4)	(18.9)
Interest and other expense	(60.2)	(39.1)	(36.4)
Income from continuing operations before tax	181.5	125.0	41.1
Provision for income taxes	157.7	78.5	66.5

Income (loss) from continuing operations	23.8	46.5	(25.4)

Loss from discontinued operations, net of tax	(0.2)	(1.7)	(2.8)

Net income (loss)	23.6	44.8	(28.2)
Less net income (loss) attributable to noncontrolling interests	6.9	10.3	(16.3)

Net income (loss) attributable to Brink’s	$16.7	34.5	(11.9)

Amounts attributable to Brink’s:
Continuing operations	$16.9	36.2	(9.1)
Discontinued operations	(0.2)	(1.7)	(2.8)

Net income (loss) attributable to Brink’s	$16.7	34.5	(11.9)

Earnings (loss) per share attributable to Brink’s common shareholders(a):
Basic:
Continuing operations	$0.33	0.72	(0.19)
Discontinued operations	(0.01)	(0.03)	(0.06)
Net income (loss)	0.33	0.69	(0.24)

Diluted:
Continuing operations	$0.33	0.72	(0.19)
Discontinued operations	(0.01)	(0.03)	(0.06)
Net income (loss)	0.32	0.68	(0.24)

Weighted-average shares
Basic	50.7	50.0	49.3
Diluted	51.8	50.6	49.3

(a) Amounts may not add due to rounding.

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(In millions)	2017	2016	2015

Net income (loss)	$23.6	44.8	(28.2)

Benefit plan adjustments:
Benefit plan actuarial gains (losses)	(43.6)	12.6	4.4
Benefit plan prior service costs	(0.9)	(1.6)	(3.6)
Deferred profit sharing	—	(0.3)	—
Total benefit plan adjustments	(44.5)	10.7	0.8

Foreign currency translation adjustments	23.6	(26.3)	(104.1)
Unrealized net gains (losses) on available-for-sale securities	0.2	(0.1)	(0.5)
Gains (loss) on cash flow hedges	0.1	0.8	(0.3)
Other comprehensive loss before tax	(20.6)	(14.9)	(104.1)
Provision (benefit) for income taxes	(1.8)	0.9	(0.7)

Other comprehensive loss	(18.8)	(15.8)	(103.4)

Comprehensive income (loss)	4.8	29.0	(131.6)
Less comprehensive income (loss) attributable to noncontrolling interests	7.7	9.6	(20.1)

Comprehensive income (loss) attributable to Brink’s	$(2.9)	19.4	(111.5)

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Equity

Years Ended December 31, 2017, 2016 and 2015

(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Attributable to Noncontrolling Interests	Total
Balance as of December 31, 2014	48.6	$48.6	584.5	592.9	(792.0)	39.8	473.8
Net loss	—	—	—	(11.9)	—	(16.3)	(28.2)
Other comprehensive loss	—	—	—	—	(99.6)	(3.8)	(103.4)
Dividends to:
Brink’s common shareholders ($0.40 per share)	—	—	—	(19.5)	—	—	(19.5)
Noncontrolling interests	—	—	—	—	—	(5.3)	(5.3)
Share-based compensation:
Stock options and awards:
Compensation expense	—	—	14.1	—	—	—	14.1
Consideration from exercise of stock options	0.2	0.2	3.6	—	—	—	3.8
Reduction in excess tax benefit of stock compensation	—	—	(1.8)	—	—	—	(1.8)
Other share-based benefit transactions	0.1	0.1	0.6	(0.2)	—	—	0.5
Business dispositions	—	—	—	—	—	(1.9)	(1.9)
Acquisitions of noncontrolling interests	—	—	(1.4)	—	(0.3)	0.2	(1.5)
Balance as of December 31, 2015	48.9	48.9	599.6	561.3	(891.9)	12.7	330.6
Cumulative effect of change in accounting principle(a)	—	—	—	0.2	—	—	0.2
Net income	—	—	—	34.5	—	10.3	44.8
Other comprehensive loss	—	—	—	—	(15.1)	(0.7)	(15.8)
Common stock issued	0.1	0.1	2.9	—	—	—	3.0
Dividends to:
Brink’s common shareholders ($0.40 per share)	—	—	—	(19.8)	—	—	(19.8)
Noncontrolling interests	—	—	—	—	—	(4.6)	(4.6)
Share-based compensation:
Stock options and awards:
Compensation expense	—	—	9.5	—	—	—	9.5
Consideration from exercise of stock options	0.5	0.5	11.7	—	—	—	12.2
Other share-based benefit transactions	0.5	0.5	(5.6)	(0.2)	—	—	(5.3)
Balance as of December 31, 2016	50.0	50.0	618.1	576.0	(907.0)	17.7	354.8
Net income	—	—	—	16.7	—	6.9	23.6
Other comprehensive income (loss)	—	—	—	—	(19.6)	0.8	(18.8)
Dividends to:
Brink’s common shareholders ($0.55 per share)	—	—	—	(27.7)	—	—	(27.7)
Noncontrolling interests	—	—	—	—	—	(4.6)	(4.6)
Share-based compensation:
Stock options and awards:
Compensation expense	—	—	17.7	—	—	—	17.7
Consideration from exercise of stock options	0.1	0.1	2.6	—	—	—	2.7
Other share-based benefit transactions	0.4	0.4	(9.8)	(0.1)	—	—	(9.5)
Balance as of December 31, 2017	50.5	$50.5	628.6	564.9	(926.6)	20.8	338.2

(a)
We elected to early adopt the provisions of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, in the fourth quarter of 2016 resulting in a cumulative effect adjustment to Retained Earnings for previously unrecognized excess tax benefits. See Note 1 for further discussion of the impacts of this standard.

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(In millions)	2017	2016	2015

Cash flows from operating activities:
Net income (loss)	$23.6	44.8	(28.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net of tax	0.2	1.7	2.8
Depreciation and amortization	146.6	131.6	139.9
Share-based compensation expense	17.7	9.5	14.1
Deferred income taxes	94.2	(2.9)	7.1
Gains and losses:
Prepayment penalties	8.3	—	—
Property and other assets	(9.2)	1.3	(0.9)
Other gains and losses	(2.8)	(0.6)	5.2
Venezuela impairment	—	—	35.3
Other impairment losses	3.4	20.6	1.9
Retirement benefit funding (more) less than expense:
Pension	15.9	13.6	10.8
Other than pension	17.9	13.7	9.2
Remeasurement losses due to Venezuela currency devaluations	9.1	4.8	18.1
Other operating	6.0	3.7	2.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and income taxes receivable	(164.9)	(53.2)	(44.8)
Accounts payable, income taxes payable and accrued liabilities	100.9	13.9	20.1
Customer obligations	6.1	(13.2)	12.5
Prepaid and other current assets	(11.4)	(10.0)	(3.4)
Other	(9.5)	(11.8)	(4.4)
Discontinued operations	—	—	(2.0)
Net cash provided by operating activities	252.1	167.5	195.9

Cash flows from investing activities:
Capital expenditures	(174.5)	(112.2)	(101.1)
Acquisitions, net of cash acquired	(225.1)	(0.7)	—
Dispositions, net of cash disposed	1.4	(0.6)	(14.6)
Marketable securities:
Purchases	(38.0)	(9.2)	(27.3)
Sales	38.3	9.1	33.9
Cash proceeds from sale of property, equipment and investments	1.9	4.7	1.9
Other	1.1	—	3.5
Net cash used by investing activities	(394.9)	(108.9)	(103.7)

Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term borrowings	(125.2)	115.0	(22.7)
Long-term revolving credit facilities:
Borrowings	941.8	494.0	569.5
Repayments	(999.9)	(606.2)	(633.9)
Other long-term debt:
Borrowings	1,109.9	4.8	86.1
Repayments	(187.4)	(39.0)	(42.0)
Debt financing costs	(16.3)	—	(2.0)
Payment of acquisition-related obligation	(90.9)	—	—
Nonrecourse financing of real estate transaction	—	—	14.5
Prepayment penalties	(8.3)	—	—
Common stock issued	—	3.0	—
Dividends to:
Shareholders of Brink’s	(27.7)	(19.8)	(19.5)
Noncontrolling interests in subsidiaries	(4.6)	(4.6)	(5.3)
Proceeds from exercise of stock options	2.7	12.2	3.8
Minimum tax withholdings associated with share-based compensation	(10.2)	(6.6)	(2.0)
Other	1.9	2.3	1.0
Net cash provided (used) by financing activities	585.8	(44.9)	(52.5)
Effect of exchange rate changes on cash and cash equivalents	(12.2)	(12.1)	(34.0)
Cash and cash equivalents:
Increase	430.8	1.6	5.7
Balance at beginning of period	183.5	181.9	176.2
Balance at end of period	$614.3	183.5	181.9

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

Principles of Consolidation
The consolidated financial statements include our controlled subsidiaries. Control is determined based on ownership rights or, when applicable, based on whether we are considered to be the primary beneficiary of a variable interest entity. See "Venezuela" section below for further information. For controlled subsidiaries that are not wholly-owned, the noncontrolling interests are included in net income and in total equity.

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

Goodwill and Other Intangible Assets
Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired.  Intangible assets arising from business acquisitions include customer lists, customer relationships, covenants not to compete, trademarks and other identifiable intangibles.  At December 31, 2017, finite-lived intangible assets have remaining useful lives ranging from 1 to 10 years and are amortized based on the pattern in which the economic benefits are used or on a straight-line basis.

Impairment of Goodwill and Long-Lived Assets
Goodwill is not amortized but is tested at least annually for impairment at the reporting unit level, which is one level below an operating segment. Goodwill is assigned to one or more reporting units at the date of acquisition. Effective February 2017, we implemented changes to our organization and management structure.

After the February 2017 reorganization, we have eight reporting units:

•	U.S.

•	Mexico

•	Canada

•	France

•	Brazil

•	Global Markets - South America

•	Global Markets - EMEA

•	Global Markets - Asia

We performed goodwill impairment tests on the reporting units that had goodwill as of October 1, 2017. We performed a quantitative analysis to determine whether reporting unit fair values exceeded their carrying amounts. We based our estimates of fair value on projected future cash flows and completed these impairment tests, as well as the tests in the previous two years, with no impairment charges required.

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

Benefit plan actuarial gains and losses are recognized in other comprehensive income (loss).  Accumulated net benefit plan actuarial gains and losses that exceed 10% of the greater of a plan’s benefit obligation or plan assets at the beginning of the year are amortized into earnings from other comprehensive income (loss) on a straight-line basis.  The amortization period for pension plans is the average remaining service period of employees expected to receive benefits under the plans.  The amortization period for other retirement plans is primarily the average remaining life expectancy of inactive participants.

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

Foreign subsidiaries that operate in highly inflationary countries use the U.S. dollar as their functional currency.  Local currency monetary assets and liabilities are remeasured into U.S. dollars using rates of exchange as of each balance sheet date, with remeasurement adjustments and other transaction gains and losses recognized in earnings.  Nonmonetary assets and liabilities do not fluctuate with changes in local currency exchange rates to the dollar.

Venezuela
The economy in Venezuela has had significant inflation in the last several years.  We consolidate our Venezuelan results using our accounting policy for subsidiaries operating in highly inflationary economies.

We control our Venezuela business for purposes of consolidation of financial statements. Specifically, while the Venezuela government has imposed restrictions that prevent the repatriation of funds, management continues to provide guidance and strategic oversight, including budgeting and forecasting for the Venezuela business. In addition, in this highly inflationary economy, the Venezuela business has negotiated price increases with certain customers to help offset cost inflation. We will continue to monitor the situation in Venezuela and the impact that the economic and political environment in that country has on our ability to control our Venezuela operations.

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

Remeasurement rates during 2015. In 2014, the Venezuelan government initiated an exchange mechanism known as SICAD II. Through February 11, 2015, we used the SICAD II rates to remeasure our bolivar-denominated monetary assets and liabilities into U.S. dollars and to translate our revenue and expenses. Effective February 12, 2015, the SICAD II exchange mechanism was disbanded and we began to use the rate under the new exchange mechanism, known as SIMADI, to remeasure bolivar-denominated monetary assets and liabilities and to translate our revenue and expenses. The SIMADI rate ranged from 170 to 200 bolivars to the dollar and, at December 31, 2015, it was 199 bolivars to the dollar. We recognized an $18.1 million net remeasurement loss in 2015. The after-tax effect of this loss attributable to noncontrolling interests was $5.6 million. We received only minimal U.S. dollars using the SIMADI process.

Remeasurement rates during 2016.   In the first quarter of 2016, the Venezuelan government announced that it would replace the SIMADI exchange mechanism with the DICOM exchange mechanism and would allow the DICOM exchange mechanism rate to float freely. At March 31, 2016, the DICOM rate was approximately 273 bolivars to the dollar. From March 31, 2016 through the end of 2016, the rate declined 59% to close at approximately 674 bolivars to the dollar at December 31, 2016. We received only minimal U.S. dollars through this exchange mechanism. We recognized a $4.8 million pretax remeasurement loss in 2016.  However, the after-tax effect in the current period attributable to noncontrolling interest was income of $2.7 million.

Remeasurement rates during 2017.
Since the end of 2016, the rate has declined 80% to close at 3,345 bolivars to the dollar at December 31, 2017. We received only minimal U.S. dollars through this exchange mechanism. In 2017, we recognized a $9.1 million pretax remeasurement loss.  The after-tax effect of this loss attributable to noncontrolling interest was $1.0 million.

Items related to our Venezuelan operations are as follows:

•	Our investment in our Venezuelan operations on an equity-method basis was $23.1 million at December 31, 2017, and $19.2 million at December 31, 2016.

•	Our Venezuelan operations had net payables to other Brink's affiliates of $2.7 million at December 31, 2017 and $6.1 million at December 31, 2016.

•	Our Venezuelan operations had net nonmonetary assets of $23.0 million at December 31, 2017, and $17.6 million at December 31, 2016.

•
Our bolivar-denominated net monetary liabilities were $2.3 million (including $3.4 million of cash and cash equivalents) at December 31, 2017, and $1.4 million net monetary assets (including $6.8 million of cash and cash equivalents) at December 31, 2016.

•
Accumulated other comprehensive losses attributable to Brink’s shareholders related to our operations in Venezuela were approximately $114.9 million at December 31, 2017 and $114.7 million at December 31, 2016.

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

As of December 31, 2017, we were not evaluating or pursuing strategic options for our Venezuelan business. The current carrying value of the long-lived assets of our Venezuelan operations is $14.6 million at December 31, 2017. We have not reclassified any of the $114.9 million of accumulated other comprehensive losses attributable to Brink’s shareholders related to our operations in Venezuela into earnings.

Argentina
We operate in Argentina through wholly owned subsidiaries and a smaller controlled subsidiary ("Brink's Argentina"). Revenues from Brink's Argentina represented approximately 7% of our consolidated revenues from the year ended December 31, 2017 and 5% of our consolidated revenues for the years ended December 31, 2016 and 2015. The operating environment in Argentina continues to present business challenges, including continuing devaluation of the Argentine peso and high inflation.

During 2015, the exchange rate ranged from 8.5 to 9.8 local pesos to the U.S. dollar until December 17, 2015 when the currency was devalued. For years ended December 31, 2017 and December 31, 2016, the value of the Argentine peso declined by approximately 15% and 19% respectively. At December 31, 2017, the exchange rate was 18.6 Argentine pesos to the U.S. dollar.

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

We recognized losses from converting Argentine pesos into U.S. dollars of $0.1 million in 2016 and $7.1 million in 2015. These conversion losses are classified in the consolidated statements of operations as other operating income (expense). At December 31, 2017, we had cash denominated in Argentine pesos of $33.2 million.

Although Argentina is not currently designated as a highly inflationary economy for accounting purposes, sustained volatility in inflation rates as well as continued deterioration in the exchange rate could have an adverse impact on Brink's Argentina's revenues, net earnings and net monetary asset position. We continue to closely monitor the situation in Argentina.

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

Level 1:  Quoted prices for identical assets or liabilities in active markets.
Level 2:  Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are directly or indirectly observable, or inputs that are derived principally from, or corroborated by, observable market data by correlation or other means.
Level 3:  Unobservable inputs that reflect estimates and assumptions.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies how certain features related to share-based payments are accounted for and presented in the financial statements. We elected to early adopt this ASU in the fourth quarter of 2016 and, per the requirements of the pronouncement, we applied the amendments to the beginning of 2016. Under ASU 2016-09, accounting changes adopted using the modified retrospective method must be calculated as of the beginning of 2016 and reported as a cumulative-effect adjustment. As a result, we recognized a $0.2 million cumulative-effect adjustment to January 1, 2016 retained earnings for previously unrecognized excess tax benefits. We have elected to continue our previous accounting policy of estimating forfeitures and, therefore, we did not recognize any cumulative-effect adjustment related to forfeitures. ASU 2016-09 requires that accounting changes adopted using the prospective method should be reported in the applicable interim periods of 2016. We did not have any material changes to previously reported interim financial information in 2016 as it relates to the recognition of excess tax benefits in the statement of operations or the classification of excess tax benefits in the statement of cash flows. In 2017, the accounting under this ASU resulted in the recognition of $6.7 million in excess tax benefits.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, which requires entities to include restricted cash and restricted cash equivalent balances with cash and cash equivalent balances in the statement of cash flows. As such, inclusion of restricted cash impacts operating activities, financing activities and effect of exchange rate changes on cash. We will adopt ASU 2016-18 in the first quarter of 2018 using the retrospective transition method. The adoption of this ASU effective January 1, 2018 will result in a change to previously reported amounts in the consolidated statements of cash flows. Net cash provided by operating activities will increase $44.3 million, net cash provided by financing activities will increase $1.5 million and the negative effect of exchange rate changes on cash will decrease $11.3 million as compared to previously reported 2017 amounts. For 2016, net cash provided by operating activities will increase

$22.8 million, net cash used by financing activities will decrease by $19.9 million and the negative effect of exchange rate changes on cash will increase by $3.6 million.

In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts with Customers, a new standard related to revenue recognition, which requires an entity to recognize an amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of this new standard to January 1, 2018. Subsequently, the FASB continued to refine the standard and issued several amendments. The significant effects of the new standard for us will be associated with variable consideration and capitalization of costs to obtain contracts, such as sales commissions. Currently, we recognize the impact of pricing changes in the period they become fixed and determinable and we expense sales commissions and other costs to obtain contracts as they are incurred. We do not expect a material impact on our future consolidated statements of operations or consolidated balance sheets. However, the new guidance will result in expanded disclosures regarding our various performance obligations, revenue disaggregation and contractual rights. We intend to use the modified retrospective method to adopt the new standard. We expect to recognize a cumulative-effect adjustment to January 1, 2018 retained earnings of less than $2 million, primarily from the capitalization of costs to obtain contracts.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment, which requires an entity to no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. The guidance is effective January 1, 2020 with early adoption permitted. We are currently evaluating the impact of this guidance, including transition elections and required disclosures, on our financial statements and the timing of adoption.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an entity to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. We elected to early adopt this ASU in the first quarter of 2017 using the retrospective transition method for the periods presented. As a result, the consolidated statements of operations have been updated to reflect this guidance.

The adoption of this ASU resulted in a change in certain previously reported amounts in the consolidated statements of operations. Cost of revenues decreased $33.1 million, selling, general and administrative expenses decreased $7.2 million and operating profit as well as interest and other income (expense) increased $40.3 million compared to previously reported 2016 amounts. In 2015, cost of revenues decreased $27.9 million, selling, general and administrative expenses decreased $11.9 million and operating profit as well as interest and other income (expense) increased $39.8 million compared to previously reported amounts. The early adoption of this ASU had no impact on the previously reported income from continuing operations or net income for the prior year periods.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies the application of hedge accounting guidance to better portray the economic results of risk management activities in the financial statements. The guidance expands the ability to hedge nonfinancial and financial risk components, reduces complexity in fair value hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, and eases certain hedge effectiveness assessment requirements. The guidance is effective January 1, 2019 with early adoption permitted. We are currently evaluating the impact of this guidance, including transition elections and required disclosures, on our financial statements and the timing of adoption.

Note 2 - Segment Information

The Brink’s Company offers transportation and logistics management services for cash and valuables throughout the world.

Core services include:

•	CIT Services – armored vehicle transportation of valuables

•	ATM Services – replenishing and maintaining customers’ automated teller machines; providing network infrastructure services

High-value services include:

•	Global Services – secure international transportation of valuables

•	Cash Management Services

◦	Currency and coin counting and sorting; deposit preparation and reconciliations; other cash management services

◦	Safe and safe control device installation and servicing (including our patented CompuSafe® service)

◦	Vaulting services

◦	Check imaging services for banking customers

•
Payment Services – bill payment and processing services on behalf of utility companies and other billers at any of our Brink’s or Brink’s-operated payment locations in Brazil, Colombia, Panama and Mexico and Brink’s Money™ general purpose reloadable prepaid cards and payroll cards in the U.S.

Other security services include:

•	Commercial Security Systems Services – design and installation of security systems in designated markets in Europe.

•
Guarding Services – protection of airports, offices, and certain other locations in Europe and Brazil with or without electronic surveillance, access control, fire prevention and highly trained patrolling personnel

We identify our operating segments based on how our chief operating decision maker (“CODM”) allocates resources, assesses performance and makes decisions.  Our CODM is our President and Chief Executive Officer.  Our CODM evaluates performance and allocates resources to each operating segment based on a profit or loss measure which, at the reportable segment level, excludes the following:

•	Corporate expenses - former non-segment and regional management costs, currency transaction gains and losses, adjustments to reconcile segment accounting policies to U.S. GAAP, and costs related to global initiatives

•	Other items not allocated to segments - certain significant items such as reorganization and restructuring actions that are evaluated on an individual basis by management and are not considered part of the ongoing activities of the business. Results from Venezuela operations are also excluded from our segment results due to the Venezuelan government's restrictions that have prevented us from repatriating funds. We also exclude certain costs, gains and losses related to acquisitions and dispositions of assets and of businesses.

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

As a result of this assessment, we now have the following operating segments:

•	North America

•	South America

•	Rest of World.

Previously disclosed information for all periods presented has been revised to reflect our current segment structure.

	Revenues			Operating Profit
	Years Ended December 31,			Years Ended December 31,
(In millions)	2017	2016	2015	2017	2016	2015
Reportable Segments:
North America	$1,254.2	1,210.3	1,224.0	$74.0	40.1	45.6
South America	924.6	718.7	719.3	182.8	122.6	104.6
Rest of World	1,014.1	979.4	1,033.6	115.2	111.3	102.5
Total reportable segments	3,192.9	2,908.4	2,976.9	372.0	274.0	252.7
Reconciling Items:
Corporate items:
General, administrative and other expenses	—	—	—	(84.3)	(59.8)	(81.0)
Foreign currency transaction losses	—	—	—	(1.1)	3.8	(8.8)
Reconciliation of segment policies to GAAP	—	—	—	(5.2)	(2.2)	4.6
Other items not allocated to segments:
Venezuela operations	154.1	109.4	84.5	20.4	18.5	(45.6)
Reorganization and Restructuring	—	—	—	(22.6)	(30.3)	(15.3)
Acquisitions and dispositions	—	2.8	—	(5.3)	(19.5)	(10.2)
Total	$3,347.0	3,020.6	3,061.4	$273.9	184.5	96.4

	Years Ended December 31,
(In millions)	2017	2016	2015

Capital Expenditures by Reportable Segment
North America	$86.3	42.0	37.1
South America	39.2	24.0	21.4
Rest of World	35.9	32.2	31.3
Total reportable segments	161.4	98.2	89.8
Corporate items	8.9	9.0	7.0
Venezuela	4.2	5.0	4.3
Total	$174.5	112.2	101.1

Depreciation and Amortization by Reportable Segment
Depreciation and amortization of property and equipment:
North America	$68.4	66.8	70.1
South America	23.5	19.0	19.5
Rest of World	30.4	29.8	30.9
Total reportable segments	122.3	115.6	120.5
Corporate items	12.0	10.9	11.3
Venezuela	1.7	0.7	3.9
Reorganization and Restructuring	2.2	0.8	—
Depreciation and amortization of property and equipment	138.2	128.0	135.7

Amortization of intangible assets(a)	8.4	3.6	4.2
Total	$146.6	131.6	139.9

(a)	Amortization of acquisition-related intangible assets has been excluded from reportable segment amounts.

	December 31,
(In millions)	2017	2016	2015

Assets held by Reportable Segment
North America	$733.5	629.4	638.4
South America	740.5	371.4	315.0
Rest of World	883.3	621.8	614.0
Total reportable segments	2,357.3	1,622.6	1,567.4
Corporate items	643.6	321.3	332.4
Venezuela	58.7	50.9	46.9
Total	$3,059.6	1,994.8	1,946.7

Long-Lived Assets by Geographic Area(a)
Non-U.S.:
Mexico	$99.6	78.1	93.2
France	84.1	67.5	68.1
Brazil	57.2	45.3	34.0
Canada	46.7	42.4	38.9
Other	146.5	127.2	122.7
Subtotal	434.1	360.5	356.9
U.S.	206.8	170.5	192.1
Total	$640.9	531.0	549.0

(a)	Long-lived assets include only property and equipment.

	Years Ended December 31,
(In millions)	2017	2016	2015

Revenues by Geographic Area(a)
Outside the U.S.:
Brazil	$434.6	344.9	336.4
France	429.4	424.5	431.5
Mexico	327.2	296.3	333.7
Argentina	250.3	156.4	158.4
Venezuela	154.1	109.4	84.5
Canada	151.2	150.2	153.7
Other	824.4	775.1	826.7
Subtotal	2,571.2	2,256.8	2,324.9
U.S.	775.8	763.8	736.5
Total	$3,347.0	3,020.6	3,061.4

(a)	Revenues are recorded in the country where service is initiated or performed. No single customer represents more than 10% of total revenue.

	Years Ended December 31,
(In millions)	2017	2016	2015

Revenues by Service Type:
Core services	$1,719.5	1,597.6	1,615.7
High-value services	1,409.8	1,209.3	1,208.8
Other security services	217.7	213.7	236.9
Total	$3,347.0	3,020.6	3,061.4

	December 31,
(In millions)	2017	2016	2015

Net assets outside the U.S.
France	$219.4	102.1	87.1
Other Rest of World countries	273.1	205.0	221.2
Mexico	133.7	86.1	86.1
Argentina	234.0	28.6	28.3
Brazil	151.3	106.3	87.9
Other South American countries	116.2	98.4	86.9
Canada	63.3	57.6	50.3
Total	$1,191.0	684.1	647.8

(In millions)	2017	2016	2015

Information about Unconsolidated Equity Affiliates held by Rest of World:
Carrying value of investments and advances at December 31	$4.0	3.5	4.9
Undistributed earnings at December 31	2.6	2.5	2.2
Share of equity earnings (loss)	0.4	(1.5)	0.5

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

Components of Net Periodic Pension Cost

(In millions)	U.S. Plans			Non-U.S. Plans			Total
Years Ended December 31,	2017	2016	2015	2017	2016	2015	2017	2016	2015

Service cost	$—	—	—	$11.3	10.5	10.4	$11.3	10.5	10.4
Interest cost on projected benefit obligation	35.1	37.1	36.0	15.2	11.5	11.2	50.3	48.6	47.2
Return on assets – expected	(53.3)	(54.6)	(54.6)	(9.9)	(9.5)	(9.5)	(63.2)	(64.1)	(64.1)
Amortization of losses	26.6	24.9	31.2	5.3	5.1	5.0	31.9	30.0	36.2
Amortization of prior service cost	—	—	—	1.1	1.0	0.9	1.1	1.0	0.9
Settlement loss	—	—	—	2.0	3.1	5.7	2.0	3.1	5.7
Net periodic pension cost	$8.4	7.4	12.6	$25.0	21.7	23.7	$33.4	29.1	36.3

Included in:
Continuing operations	$8.4	7.4	12.6	$25.0	21.7	22.6	$33.4	29.1	35.2
Discontinued operations	—	—	—	—	—	1.1	—	—	1.1
Net periodic pension cost	$8.4	7.4	12.6	$25.0	21.7	23.7	$33.4	29.1	36.3

The components of net periodic pension cost other than the service cost component are included in interest and other income (expense) in the consolidated statements of operations.

Obligations and Funded Status
Changes in the projected benefit obligation (“PBO”) and plan assets for our pension plans are as follows:

(In millions)	U.S. Plans		Non-U.S. Plans		Total
Years Ended December 31,	2017	2016	2017	2016	2017	2016

Benefit obligation at beginning of year	$845.9	844.8	267.3	262.8	1,113.2	1,107.6
Service cost	—	—	11.3	10.5	11.3	10.5
Interest cost	35.1	37.1	15.2	11.5	50.3	48.6
Participant contributions	—	—	0.4	0.2	0.4	0.2
Plan amendments	—	—	—	(0.2)	—	(0.2)
Plan combinations	—	—	0.6	0.4	0.6	0.4
Acquisition	—	—	2.5	—	2.5	—
Settlements	—	—	(1.0)	(9.3)	(1.0)	(9.3)
Benefits paid	(49.1)	(47.8)	(16.6)	(12.7)	(65.7)	(60.5)
Actuarial (gains) losses	58.4	11.8	7.4	17.7	65.8	29.5
Foreign currency exchange effects	—	—	14.4	(13.6)	14.4	(13.6)
Benefit obligation at end of year	$890.3	845.9	301.5	267.3	1,191.8	1,113.2

Fair value of plan assets at beginning of year	$728.5	721.4	173.4	164.8	901.9	886.2
Return on assets – actual	97.1	54.3	16.1	18.2	113.2	72.5
Participant contributions	—	—	0.4	0.2	0.4	0.2
Plan combinations	—	—	0.6	0.4	0.6	0.4
Employer contributions	0.7	0.6	16.8	14.9	17.5	15.5
Settlements	—	—	(1.0)	(9.3)	(1.0)	(9.3)
Benefits paid	(49.1)	(47.8)	(16.6)	(12.7)	(65.7)	(60.5)
Foreign currency exchange effects	—	—	13.2	(3.1)	13.2	(3.1)
Fair value of plan assets at end of year	$777.2	728.5	202.9	173.4	980.1	901.9

Funded status	$(113.1)	(117.4)	(98.6)	(93.9)	(211.7)	(211.3)

Included in:
Current liability, included in accrued liabilities	$0.7	0.9	2.2	1.6	2.9	2.5
Noncurrent liability	112.4	116.5	96.4	92.3	208.8	208.8
Net pension liability	$113.1	117.4	98.6	93.9	211.7	211.3

Other Changes in Plan Assets and Benefit Recognized in Other Comprehensive Income (Loss)

(In millions)	U.S. Plans		Non-U.S. Plans		Total
Years Ended December 31,	2017	2016	2017	2016	2017	2016

Benefit plan net actuarial losses recognized in accumulated other comprehensive income (loss):
Beginning of year	$(320.9)	(333.7)	(82.9)	(95.0)	(403.8)	(428.7)
Net actuarial gains (losses) arising during the year	(14.6)	(12.1)	(1.2)	(9.0)	(15.8)	(21.1)
Reclassification adjustment for amortization of prior actuarial losses included in net income (loss)	26.6	24.9	7.3	8.2	33.9	33.1
Foreign currency exchange effects	—	—	(6.1)	12.9	(6.1)	12.9
End of year	$(308.9)	(320.9)	(82.9)	(82.9)	(391.8)	(403.8)

Benefit plan prior service cost recognized in accumulated other comprehensive income (loss):
Beginning of year	$—	—	(9.2)	(10.8)	(9.2)	(10.8)
Prior service credit (cost) from plan amendments during the year	—	—	—	0.2	—	0.2
Reclassification adjustment for amortization of prior service cost included in net income (loss)	—	—	1.1	1.0	1.1	1.0
Foreign currency exchange effects	—	—	(0.2)	0.4	(0.2)	0.4
End of year	$—	—	(8.3)	(9.2)	(8.3)	(9.2)

Approximately $33.0 million of actuarial loss and $0.1 million of prior service cost are expected to be amortized from accumulated other comprehensive income (loss) into net periodic pension cost during 2018.

The net actuarial losses in 2017 were primarily due to the lower discount rates at the end of the year compared to the prior year, largely offset by actual return on assets being higher than expected. The net actuarial losses in 2016 were primarily due to the lower discount rates at the end of the year compared to the prior year, partially offset by actual return on assets being higher than expected.

Information Comparing Plan Assets to Plan Obligations
Information comparing plan assets to plan obligations as of December 31, 2017 and 2016 are aggregated below.  The accumulated benefit obligation (“ABO”) differs from the PBO in that the ABO is based on the benefit earned through the date noted.  The PBO includes assumptions about future compensation levels for plans that have not been frozen.  The total ABO for our U.S. pension plans was $890.3 million in 2017 and $845.9 million in 2016.  The total ABO for our Non-U.S. pension plans was $264.8 million in 2017 and $232.3 million in 2016.

(In millions)	U.S. Plans		Non-U.S. Plans		Total
December 31,	2017	2016	2017	2016	2017	2016

Information for pension plans with an ABO in excess of plan assets:
Fair value of plan assets	$777.2	728.5	47.6	41.3	824.8	769.8
Accumulated benefit obligation	890.3	845.9	120.2	107.3	1,010.5	953.2
Projected benefit obligation	890.3	845.9	139.8	127.9	1,030.1	973.8

Assumptions
The weighted-average assumptions used to determine the net pension cost and benefit obligations for our pension plans were as follows:

	U.S. Plans			Non-U.S. Plans(b)
	2017	2016	2015	2017	2016	2015

Discount rate:
Pension cost	4.3%	4.5%	4.1%	3.7%	5.1%	5.1%
Benefit obligation at year end	3.7%	4.3%	4.5%	3.5%	3.7%	5.1%

Expected return on assets – pension cost	7.25%	7.50%	7.50%	5.50%	5.65%	5.58%

Average rate of increase in salaries(a):
Pension cost	N/A	N/A	N/A	2.7%	3.8%	3.9%
Benefit obligation at year end	N/A	N/A	N/A	2.6%	2.7%	3.8%

(a)	Salary scale assumptions are determined through historical experience and vary by age and industry. The U.S. plan benefits are frozen and will not increase due to future salary increases.

(b)	The discount and salary increase rates of our Venezuela benefit plan are not adjusted for inflation. See the separate section below for more details.

Mortality Tables for our U.S. Retirement Benefits
We use the Mercer modified RP-2014 base table and the Mercer modified MP-2016 projection scale, with a Blue Collar adjustment factor for the majority of our U.S. retirement plans and a White Collar adjustment factor for our nonqualified U.S. pension plan.

Estimated Future Cash Flows
Estimated Future Contributions from the Company into Plan Assets
Our policy is to fund at least the minimum actuarially determined amounts required by applicable regulations.  We do not expect to make contributions to our primary U.S. pension plan in 2018.  We expect to contribute $14.2 million to our non-U.S. pension plans and $0.7 million to our nonqualified U.S. pension plan in 2018.

Estimated Future Benefit Payments from Plan Assets to Beneficiaries
Projected benefit payments of the plans in the next 10 years using assumptions in effect at December 31, 2017, are as follows:

(In millions)	U.S. Plans	Non-U.S. Plans(a)	Total

2018	$51.1	11.5	62.6
2019	52.0	11.3	63.3
2020	51.6	11.7	63.3
2021	51.5	13.0	64.5
2022	51.5	13.3	64.8
2023 through 2027	256.7	86.8	343.5

(a)	Excludes projected benefit payments related to our Venezuela benefit plan, which are presented separately in the section below.

Venezuela
Our non-U.S. net pension liability includes projected benefit obligations related to Venezuela of $4.3 million, $5.6 million, and $4.1 million at December 31, 2017, 2016 and 2015, respectively. The net periodic pension cost related to these benefit obligations was $7.5 million, $2.9 million, and $2.5 million in 2017, 2016 and 2015, respectively.

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

The assumption for inflation in Venezuela was made considering the current economic situation in Venezuela and an analysis of regional economic performances during hyperinflationary cycles. Over the long term, we expect the economy of Venezuela will return to inflation rates more typical for the region. Based on these considerations, we assumed an inflation rate of 900% in 2018 with a gradual decline to 4% in 2033. For 2017, this inflation adjustment has been excluded from the non-U.S. assumptions table above.

As the projected salary increases and discount rate are both adjusted for inflation, there is not a significant impact to our current year projected benefit obligation as a result of increasing expected inflation. Our real net discount rate for Venezuela was 4% and was determined using government bonds within the region. There are no salary increases expected other than inflationary increases.

The inflation adjustment for Venezuela results in significant expected bolivar-denominated cash outflows in the next 10 years as these amounts are increased for inflationary growth but are not discounted back to present value. As we expect to make these benefit payments in bolivars with cash generated from our Venezuelan operations, these amounts have been excluded from the estimated future non-U.S. projected benefit payments table above.

When these undiscounted bolivar-denominated cash outflows are translated into U.S. dollars at the December 31, 2017 DICOM exchange rate of approximately 3,345 bolivars to the dollar, for purposes of U.S. GAAP reporting, the results are projected cash outflows of $38.7 trillion as presented in the table below. In addition to being undiscounted, these U.S. dollar translated projected cash outflows also do not reflect future inflation-driven devaluation of the Venezuelan currency. The devaluation of the Venezuelan bolivar has been significant over the last three years. The exchange rate was 674 bolivars to the dollar at December 31, 2016, which is a 70% decline from the December 31, 2015 rate of 199 bolivars to the dollar. Further, the December 31, 2017 DICOM exchange rate of approximately 3,345 bolivars to the dollar reflects an additional 80% decline from the end of 2016.

Venezuela Estimated Future Benefit Payments to Beneficiaries - Undiscounted and not Reflecting Future Currency Devaluation

Projected benefit payments of our Venezuela benefit plan in the next 10 years using assumptions in effect at December 31, 2017, are as follows:

(In millions)	Venezuela

2018	0.8
2019	4.7
2020	40.5
2021	354.6
2022	3,243.4
2023 through 2027	38,740,810.4

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

Components of Net Periodic Postretirement Cost
The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

(In millions)	UMWA Plans			Black Lung and Other Plans			Total
Years Ended December 31,	2017	2016	2015	2017	2016	2015	2017	2016	2015

Service cost	$—	—	—	$0.1	—	0.2	$0.1	—	0.2
Interest cost on APBO	18.4	18.9	17.1	3.2	2.7	2.8	21.6	21.6	19.9
Return on assets – expected	(16.5)	(17.5)	(20.6)	—	—	—	(16.5)	(17.5)	(20.6)
Amortization of losses	19.5	18.0	15.5	4.1	2.5	3.1	23.6	20.5	18.6
Amortization of prior service cost (credit)	(4.6)	(4.6)	(4.6)	1.7	1.7	1.8	(2.9)	(2.9)	(2.8)
Curtailment (gain)	—	—	—	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Net periodic postretirement cost	$16.8	14.8	7.4	$9.0	6.9	7.8	$25.8	21.7	15.2

The components of net periodic postretirement cost other than the service cost component are included in interest and other income (expense) in the consolidated statements of operations.

Obligations and Funded Status
Changes in the accumulated postretirement benefit obligation (“APBO’) and plan assets related to retirement healthcare benefits are as follows:

(In millions)	UMWA Plans		Black Lung and Other Plans		Total
Years Ended December 31,	2017	2016	2017	2016	2017	2016

APBO at beginning of year	$444.2	433.1	66.1	59.8	510.3	492.9
Service cost	—	—	0.1	—	0.1	—
Interest cost	18.4	18.9	3.2	2.7	21.6	21.6
Plan amendments	—	—	(1.1)	—	(1.1)	—
Curtailment	—	—	(2.4)	—	(2.4)	—
Benefits paid	(33.5)	(31.7)	(7.4)	(8.3)	(40.9)	(40.0)
Actuarial (gains) losses, net	84.4	23.9	17.3	11.2	101.7	35.1
Foreign currency exchange effects	—	—	—	0.7	—	0.7
APBO at end of year	$513.5	444.2	75.8	66.1	589.3	510.3

Fair value of plan assets at beginning of year	$217.6	227.4	—	—	217.6	227.4
Return on assets – actual	34.6	22.2	—	—	34.6	22.2
Employer contributions	0.5	(0.3)	7.4	8.3	7.9	8.0
Benefits paid	(33.5)	(31.7)	(7.4)	(8.3)	(40.9)	(40.0)
Fair value of plan assets at end of year	$219.2	217.6	—	—	219.2	217.6

Funded status	$(294.3)	(226.6)	(75.8)	(66.1)	(370.1)	(292.7)

Included in:
Current, included in accrued liabilities	$—	—	7.3	6.6	7.3	6.6
Noncurrent	294.3	226.6	68.5	59.5	362.8	286.1
Retirement benefits other than pension liability	$294.3	226.6	75.8	66.1	370.1	292.7

Other Changes in Plan Assets and Benefit Recognized in Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) of our retirement benefit plans other than pensions are as follows:

(In millions)	UMWA Plans		Black Lung and Other Plans		Total
Years Ended December 31,	2017	2016	2017	2016	2017	2016

Benefit plan net actuarial gain (loss) recognized in accumulated other comprehensive income (loss):
Beginning of year	$(263.0)	(261.8)	(32.2)	(25.8)	(295.2)	(287.6)
Net actuarial gains (losses) arising during the year	(66.3)	(19.2)	(14.9)	(11.2)	(81.2)	(30.4)
Reclassification adjustment for amortization of prior actuarial losses included in net income (loss)	19.5	18.0	4.1	2.5	23.6	20.5
Foreign currency exchange effects	—	—	—	2.3	—	2.3
End of year	$(309.8)	(263.0)	(43.0)	(32.2)	(352.8)	(295.2)

Benefit plan prior service (cost) credit recognized in accumulated other comprehensive income (loss):
Beginning of year	$41.9	46.5	(2.1)	(3.5)	39.8	43.0
Prior service credit from plan amendments during the year	—	—	1.1	—	1.1	—
Reclassification adjustment for amortization or curtailment of prior service cost included in net income (loss)	(4.6)	(4.6)	1.6	1.7	(3.0)	(2.9)
Foreign currency exchange effects	—	—	0.1	(0.3)	0.1	(0.3)
End of year	$37.3	41.9	0.7	(2.1)	38.0	39.8

We estimate that $26.7 million of actuarial loss and $3.5 million of prior service credit will be amortized from accumulated other comprehensive income (loss) into net periodic postretirement cost during 2018.

We recognized net actuarial losses in 2017 associated with the UMWA obligations primarily due to a lower discount rate, partially offset by return on assets being higher than expected.  We recognized net actuarial losses in 2017 associated with the black lung and other plans primarily related to a lower discount rate.

We recognized net actuarial losses in 2016 associated with the UMWA obligations primarily due to a lower discount rate, partially offset by return on assets being higher than expected.  We recognized net actuarial losses in 2016 associated with the black lung and other plans primarily related to a lower discount rate.

Assumptions
See Mortality Tables for our U.S. Retirement Benefits on page 81 for a description of the mortality assumptions.

The APBO for each of the plans was determined using the unit credit method and assumed rates as follows:

	2017	2016	2015

Weighted-average discount rate:
Postretirement cost:
UMWA plans	4.1%	4.4%	4.0%
Black lung	3.9%	4.2%	3.7%
Weighted-average	4.2%	4.4%	4.1%
Benefit obligation at year end:
UMWA plans	3.6%	4.1%	4.4%
Black lung	3.5%	3.9%	4.2%
Weighted-average	3.7%	4.2%	4.4%
Expected return on assets	8.25%	8.25%	8.25%

Healthcare Cost Trend Rates
For UMWA plans, the assumed healthcare cost trend rate used to compute the 2017 APBO is 6.5% for 2018, declining to 5.0% in 2024 and thereafter (in 2016: 7.0% for 2017 declining to 5.0% in 2023 and thereafter).  For the black lung obligation, the assumed healthcare cost trend rate used to compute the 2017 APBO was 5.0%.  Other plans in the U.S. provide for fixed-dollar value coverage for eligible participants and, accordingly, are not adjusted for inflation.

For the Canadian plan, the assumed healthcare cost trend rate used to compute the 2017 APBO is 6.5% for 2018, declining to 5.0% in 2024.  For the Brazilian plan, the assumed healthcare cost trend rate used to compute the 2017 APBO is 3.3%.

The table below shows the estimated effects of a one percentage-point change in the assumed healthcare cost trend rates for each future year.

	Effect of Change in Assumed Healthcare Trend Rates
(In millions)	Increase 1%	Decrease 1%

Higher (lower):
Service and interest cost in 2018	$2.3	(1.9)
APBO at December 31, 2018	79.4	(67.0)

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

Excise Tax on Administrators by Patient Protection and Affordable Care Act of 2010
A 40% excise tax on third-party benefit plan administrators by the Patient Protection and Affordable Care Act will be imposed on high-cost health plans (“Cadillac plans”). The new Tax Reform Act delayed the effective date of the excise tax on Cadillac plans to 2022.  We are currently unable to reduce the benefit levels of our UMWA medical plans to avoid this excise tax because these benefit levels are required by the Coal Industry Retiree Health Benefit Act of 1992.  We have assumed that the cost of the excise tax paid by administrators will be passed through to us in the form of higher premiums or higher claims administration fees, increasing our obligations.  Our plan obligations at December 31, 2017, include $34.5 million related to this tax ($19.4 million at December 31, 2016).

Cash Flows
Estimated Contributions from the Company to Plan Assets
Based on the funded status and assumptions at December 31, 2017, we expect the Company to contribute $7.3 million in cash to the plans to pay 2018 beneficiary payments for black lung and other plans.  We do not expect to contribute cash to our UMWA plans in 2018 since we believe these plans have sufficient amounts held in trust to pay for beneficiary payments until 2027 based on actuarial assumptions.  Our UMWA plans are not covered by ERISA or other funding laws or regulations that require these plans to meet funding ratios.

Estimated Future Benefit Payments from Plan Assets to Beneficiaries
Projected benefit payments of the plans in the next 10 years using assumptions in effect at December 31, 2017, are as follows:

(In millions)	UMWA Plans	Black Lung and Other Plans	Total

2018	$34.2	7.3	41.5
2019	34.0	6.9	40.9
2020	34.4	6.4	40.8
2021	34.3	6.0	40.3
2022	33.6	5.6	39.2
2023 through 2027	156.3	22.9	179.2

Retirement Plan Assets
U.S. Plans

		December 31, 2017			December 31, 2016
(In millions, except for percentages)	Fair Value Level	Total Fair Value	% Actual Allocation	% Target Allocation	Total Fair Value	% Actual Allocation	% Target Allocation

U.S. Pension Plans
Cash, cash equivalents and receivables		$4.6	1	—	4.0	—	—
Equity securities:
U.S. large-cap(a)	1	88.1	11	12	94.1	13	14
U.S. small/mid-cap(a)	1	36.4	5	5	40.6	6	6
International(a)	1	111.5	14	15	80.1	11	12
Emerging markets(b)	1	15.0	2	2	9.9	1	2
Dynamic asset allocation(c)	1	29.8	4	4	26.6	4	4
Fixed-income securities:
Long duration - mutual fund(d)	1	304.2	49	48	282.6	48	48
Long duration - Treasury strips(d)	2	74.5			65.3
High yield(e)	1	14.8	2	2	10.5	1	2
Emerging markets(f)	1	15.2	2	2	9.7	1	2
Other types of investments:
Core property(g) (l)		41.0	5	5	56.9	8	5
Structured credit(h) (l)		42.1	5	5	48.2	7	5
Total		$777.2	100	100	728.5	100	100

UMWA Plans
Equity securities:
U.S. large-cap(a)	1	$40.3	18	19	45.5	21	22
U.S. small/mid-cap(a)	1	16.8	8	8	19.9	9	10
International(a)	1	50.6	23	24	40.1	19	19
Emerging markets(b)	1	8.6	4	4	8.2	4	4
Dynamic asset allocation(c)	1	15.2	7	7	14.9	7	7
Fixed-income securities:
High yield(e)	1	4.3	2	2	4.4	2	2
Emerging markets(f)	1	8.7	4	4	8.1	4	4
Multi asset real return(i)	1	10.8	5	5	10.6	5	5
Other types of investments:
Core property(g) (l)		23.1	11	10	24.9	11	10
Structured credit(h) (l)		12.4	6	5	16.1	7	5
Global private equity(j) (l)		11.8	5	7	8.6	4	7
Energy debt(k) (l)		16.6	7	5	16.3	7	5
Total		$219.2	100	100	217.6	100	100

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

(d)
This category represents actively managed mutual funds that seek to duplicate the risk and return characteristics of a long-term fixed-income security portfolio with approximate duration of 25 years and longer by using a long duration bond portfolio.  This category also includes Treasury future contracts and zero-coupon securities created by the U.S. Treasury.

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

(h)	This category invests primarily in a diversified portfolio comprised primarily of collateralized loan obligations and other structured credit investments backed primarily by bank loans.

(i)
This category represents an actively managed mutual fund that invests primarily in fixed income and equity securities and commodity linked instruments. The category seeks total returns that exceed the rate of inflation over a full market cycle regardless of market conditions.

(j)
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

(k)
This category invests in credit securities of commodity oriented companies affected by the dislocation in the commodity markets with the investment objective of producing an equity like return with less downside risk than equity or commodity investments.

(l)
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

The UMWA plans acquired the structured credit investment in 2014.  The investment is subject to a two-year lockup provision, which expired in 2016. The UMWA plans also acquired the energy debt investment in 2015, which is subject to a three-year lockup provision, which will expire in 2018.

The global private equity investment cannot be redeemed due to the nature of the underlying investments. As the global private equity investment matures and becomes fully invested, liquidating distributions will be provided back to investors.  We expect to receive liquidating distributions over the stated life of the underlying investments.  We have $11 million in unfunded commitments related to the global private equity investment.

Most of the investments of our U.S. retirement plans can be redeemed daily. The structured credit investments can be redeemed quarterly with 65 days’ notice. The core property fund investment can be redeemed quarterly with 95 days’ notice. The energy debt investment can be redeemed semi-annually with 95 days' notice.

We believe all plans have sufficient liquidity to meet the needs of the plans' beneficiaries in all market scenarios.

Non-U.S. Plans

	December 31, 2017			December 31, 2016
(In millions, except for percentages)	Total Fair Value	% Actual Allocation	% Target Allocation	Total Fair Value	% Actual Allocation	% Target Allocation
Non-U.S. Pension Plans
Cash and cash equivalents	$0.3	—	—	0.9	—	—
Equity securities:
U.S. equity funds(a)	28.3			25.5
Canadian equity funds(a)	39.0			33.9
European equity funds(a)	4.8			4.5
Emerging markets(a)	5.6			4.6
Other non-U.S. equity funds(a)	24.8			22.7
Total equity securities	102.5	51	52	91.2	53	53
Fixed-income securities:
European fixed-income funds(b)	18.4			14.1
High-yield(c)	1.3			1.2
Emerging markets(d)	1.6			1.4
Long-duration(e)	77.1			63.1
Total fixed-income securities	98.4	49	47	79.8	46	46
Other types of investments:
Other	1.7			1.5
Total other types of investments	1.7	—	1	1.5	1	1
Total	$202.9	100	100	173.4	100	100

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

(c)	This category consists of global high-yield bonds. This category invests in lower rated and unrated fixed income, floating rate and other debt securities issued by European and American companies.

(d)	This category consists of a diversified portfolio of debt securities issued by governments, financial institutions, companies or other entities domiciled in emerging market countries.

(e)
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

Non-U.S. Plans - Fair Value Measurements

(In millions)	December 31, 2017	December 31, 2016

Quoted prices in active markets for identical assets (Level 1)	$182.6	156.0
Net asset value per share practical expedient(a)	20.3	17.4
Total fair value	$202.9	173.4

(a)
In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

Savings Plans
We sponsor various defined contribution plans to help eligible employees provide for retirement.  We record expense for amounts that we contribute on behalf of employees, usually in the form of matching contributions. Prior to April 1, 2017, we matched the first 1.5% of employees’ eligible contributions to our U.S. 401(k) plan. In April 2017, we increased the matching contribution to the first 2% of employees' eligible contributions. Our matching contribution expense is as follows:

(In millions)
Years Ended December 31,	2017	2016	2015

U.S. 401(K)	$4.4	3.4	3.6
Other plans	4.6	4.5	0.3
Total	$9.0	7.9	3.9

Note 4 - Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Reform Act”) was enacted into law.  The Tax Reform Act includes a reduction in the federal tax rate for corporations from 35% to 21% as of January 1, 2018, a one-time transition tax on the cumulative undistributed earnings of foreign subsidiaries as of December 31, 2017, a repeal of the corporate alternative minimum tax, and more extensive limitations on deductibility of performance-based compensation for named executive officers.  Other provisions effective as of January 1, 2018, which could materially impact the Company in the near-term, include the creation of a new U.S. minimum tax on foreign earnings called the Global Intangible Low-Taxed Income (“GILTI”) and limitations on the deductibility of interest expense.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Reform Act, the Company has recorded provisional amounts as of December 31, 2017, in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”).  We recorded a provisional one-time non-cash charge of $92 million in the fourth quarter of 2017 to remeasure the deferred tax assets for the new rate and for other legislative changes.  We do not expect a U.S. federal current tax liability for the transition tax due to our high-tax foreign income, but we have recorded a provisional $31.1 million foreign tax credit offset with a full valuation allowance related to the transition tax. We did not record a current state tax liability related to the transition tax in accordance with the interpretation of existing state laws and the provisional estimates. The Company has not yet adopted an accounting policy related to the provision of deferred taxes related to GILTI.  We did not change our assertion on the determination of which subsidiaries that we consider to be permanently invested and for which we do not expect to repatriate to the U.S. as a result of the Tax Reform Act.  We will continue to collect and analyze data, including the undistributed earnings of foreign subsidiaries and related taxes, interpret the Tax Reform Act and apply the additional guidance and legislative changes to be issued by the U.S. federal and state authorities and may be required to make adjustments to these provisional amounts.  The accounting for the Tax Reform Act will be completed by the end of 2018 in accordance with SAB 118.

	Years Ended December 31,
(In millions)	2017	2016	2015

Income (loss) from continuing operations before income taxes
U.S.	$(41.6)	(28.3)	(23.2)
Foreign	223.1	153.3	64.3
Income from continuing operations before income taxes	$181.5	125.0	41.1

Provision (benefit) for income taxes from continuing operations
Current tax expense (benefit)
U.S. federal	$(33.7)	(3.3)	(1.0)
State	0.4	0.5	(0.2)
Foreign	96.8	84.2	60.6
Current tax expense	63.5	81.4	59.4

Deferred tax expense (benefit)
U.S. federal	106.2	0.6	7.7
State	(4.9)	(0.1)	—
Foreign	(7.1)	(3.4)	(0.6)
Deferred tax expense (benefit)	94.2	(2.9)	7.1
Provision for income taxes of continuing operations	$157.7	78.5	66.5

	Years Ended December 31,
(In millions)	2017	2016	2015

Comprehensive provision (benefit) for income taxes allocable to
Continuing operations	$157.7	78.5	66.5
Discontinued operations	(0.1)	(1.1)	(1.0)
Other comprehensive income (loss)	(1.8)	0.9	(0.7)
Equity	—	(0.2)	1.8
Comprehensive provision for income taxes	$155.8	78.1	66.6

Rate Reconciliation
The following table reconciles the difference between the actual tax rate on continuing operations and the statutory U.S. federal income tax rate of 35%.

	Years Ended December 31,
(In percentages)	2017	2016	2015

U.S. federal tax rate	35.0%	35.0%	35.0%
Increases (reductions) in taxes due to:
Venezuela devaluation	—	2.9	61.3
Tax on accelerated U.S. income(a)	(0.2)	—	57.3
Adjustments to valuation allowances	3.4	18.2	18.9
Foreign income taxes	1.8	4.2	(18.2)
Tax reform	47.4	—	—
French business tax	2.0	3.0	8.9
Taxes on undistributed earnings of foreign affiliates	0.9	0.7	(1.2)
State income taxes, net	(1.3)	(1.0)	(4.1)
Share-based compensation	(3.5)	(1.4)	—
Other	1.4	1.2	3.9
Actual income tax rate on continuing operations	86.9%	62.8%	161.8%

(a)
In the fourth quarter of 2015, we recognized a $23.5 million increase to current tax expense related to a transaction that accelerated U.S. taxable income. In 2017, we recognized a benefit of $0.4 million related to that transaction.

Components of Deferred Tax Assets and Liabilities

	December 31,
(In millions)	2017	2016

Deferred tax assets
Pension liabilities	$56.2	74.5
Retirement benefits other than pensions	71.3	87.2
Workers’ compensation and other claims	29.1	41.7
Property and equipment, net	5.2	6.6
Other assets and liabilities	88.6	107.3
Net operating loss carryforwards	41.1	42.4
Alternative minimum and other tax credits(a)	68.2	62.0
Subtotal	359.7	421.7
Valuation allowances	(98.9)	(62.8)
Total deferred tax assets	260.8	358.9

Deferred tax liabilities
Property and equipment, net	3.7	—
Retirement benefits other than pensions	2.0	2.1
Other assets and miscellaneous	54.0	36.5
Deferred tax liabilities	59.7	38.6
Net deferred tax asset	$201.1	320.3

Included in:
Noncurrent assets	226.2	327.9
Noncurrent liabilities	(25.1)	(7.6)
Net deferred tax asset	$201.1	320.3

(a)
U.S. foreign tax credits of $64.2 million have a 10 year carryforward period and the remaining credits of $4.0 million have various carryforward periods.  The foreign tax credits include an estimated $31.1 million related to the Tax Reform Act. The U.S. foreign tax credits and other U.S. tax credits have a full valuation allowance.

Valuation Allowances
Valuation allowances relate to deferred tax assets for certain federal credit carryforwards, certain state and non-U.S. jurisdictions.  Based on our analysis of positive and negative evidence including historical and expected future taxable earnings, and a consideration of available tax-planning strategies, we believe it is more-likely-than-not that we will realize the benefit of the existing deferred tax assets, net of valuation allowances, at December 31, 2017.

	Years Ended December 31,
(In millions)	2017	2016	2015

Valuation allowances:
Beginning of year	$62.8	45.7	40.1
Expiring tax credits	(0.4)	(0.4)	(0.3)
Acquisitions and dispositions	(3.4)	(0.3)	—
Changes in judgment about deferred tax assets(a)	(1.8)	2.6	1.5
Other changes in deferred tax assets, charged to:
Income from continuing operations	43.9	20.5	8.4
Other comprehensive income (loss)	0.2	0.7	0.3
Retained earnings(b)	—	2.5	—
Foreign currency exchange effects	(2.4)	(8.5)	(4.3)
End of year	$98.9	62.8	45.7

(a)
Changes in judgment about valuation allowances are based on a recognition threshold of “more-likely-than-not” of realizing beginning-of-year balances of deferred tax assets. Amounts are recognized in income from continuing operations.

(b)	In 2016, we recognized $2.5 million in retained earnings as a result of the early adoption of ASU 2016-09.

Net Operating Losses
The gross amount of the net operating loss carryforwards as of December 31, 2017, was $372.2 million.  The tax benefit of net operating loss carryforwards, before valuation allowances, as of December 31, 2017, was $41.1 million, and expires as follows:

(In millions)	Federal	State	Foreign	Total

Years of expiration
2018-2022	$—	0.1	6.1	6.2
2023-2027	—	0.6	4.3	4.9
2028 and thereafter	—	15.8	1.1	16.9
Unlimited	—	—	13.1	13.1
	$—	16.5	24.6	41.1

Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
(In millions)	2017	2016	2015

Uncertain tax positions:
Beginning of year	$6.4	6.9	7.2
Increases related to prior-year tax positions	0.1	0.6	—
Decreases related to prior-year tax positions	(0.5)	(0.4)	(0.3)
Increases related to current-year tax positions	1.4	1.2	1.1
Increases related to acquisitions	4.2	—	—
Settlements	(0.1)	(0.8)	—
Effect of the expiration of statutes of limitation	(0.8)	(0.8)	(0.7)
Foreign currency exchange effects	(0.3)	(0.3)	(0.4)
End of year	$10.4	6.4	6.9

Included in the balance of unrecognized tax benefits at December 31, 2017, are potential benefits of approximately $9.7 million that, if recognized, will reduce the effective tax rate on income from continuing operations.

We recognize accrued interest and penalties related to unrecognized tax benefits in provision (benefit) for income taxes. We reverse interest and penalties accruals when a statute of limitation lapses or when we otherwise conclude the amounts should not be accrued.  Net increase (reversal) included in provision (benefit) for income taxes amounted to ($0.3) million in 2017, $0.1 million in 2016, and ($0.1) million in 2015. We had accrued interest and penalties of $0.8 million at December 31, 2017, and $0.9 million at December 31, 2016.

We file income tax returns in the U.S. federal and various state and foreign jurisdictions. With a few exceptions, as of December 31, 2017, we were no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2014.

Additionally, due to statute of limitations expirations and audit settlements, it is reasonably possible that approximately $1.4 million of currently remaining unrecognized tax positions may be recognized by the end of 2018.

Note 5 - Property and Equipment

The following table presents our property and equipment that is classified as held and used:

	December 31,
(In millions)	2017	2016

Land	$56.7	51.4
Buildings	220.5	196.4
Leasehold improvements	205.5	187.5
Vehicles	490.9	394.5
Capitalized software(a)	199.3	179.1
Other machinery and equipment	634.0	549.6
	1,806.9	1,558.5
Accumulated depreciation and amortization	(1,166.0)	(1,027.5)
Property and equipment, net	$640.9	531.0

(a)	Amortization of capitalized software costs included in continuing operations was $20.5 million in 2017, $19.6 million in 2016 and $20.7 million in 2015.

Note 6 - Acquisitions

We acquired operations in various countries in 2017. We accounted for these acquisitions as business combinations using the acquisition method. Under the acquisition method of accounting, assets acquired and liabilities assumed from these operations are recorded at fair value on the date of acquisition. The consolidated statements of operations include the results of operations for each acquired entity from the date of acquisition.

Maco Transportadora de Caudales S.A. (“Maco Transportadora”)
Argentine Cash in Transit (“CIT”) and Money Processing business

On July 18, 2017, we acquired 100% of the shares of Maco Transportadora for approximately $205 million. The total purchase price will be paid in cash and approximately $173 million of the purchase consideration was paid to the sellers through December 31, 2017. The remaining amounts will be paid in scheduled installments over the next two years with the final amount based partially on the retention of customer revenue versus a target revenue amount. This contingent consideration arrangement requires us to pay a potential undiscounted amount between $0 to $30 million based on retaining the revenue levels of existing customers at the acquisition date. If there is a shortfall in revenues, a multiple of 2.5 is applied to the revenue shortfall and the contingent consideration to be paid to the former owners is reduced.  We used a probability-weighted approach to estimate the fair value of the contingent consideration. The fair value of the contingent consideration reflected in the table below is the present value of the full $30 million potentially payable as of December 31, 2017 as we believe it is unlikely that the contingent consideration payments will be reduced for a revenue shortfall.

The Maco Transportadora business will be integrated into our existing Brink’s Argentina operations. Maco Transportadora has approximately 1,450 employees, 4 branches and over 150 armored vehicles across its operations.

We have provisionally estimated fair values for the assets purchased, liabilities assumed and purchase consideration as of the date of the acquisition in the following table. The determination of estimated fair value required management to make significant estimates and assumptions. The amounts reported are considered provisional as we are completing the valuations that are required to allocate the purchase price. As a result, the allocation of the provisional purchase price may change in the future. There have been no significant changes to our fair value estimates of the net assets acquired for Maco Transportadora.

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration

Cash paid through December 31, 2017	$173.3
Fair value of future payments to sellers	2.5
Contingent consideration	28.7
Fair value of purchase consideration	$204.5

Fair value of net assets acquired

Cash	$10.3
Accounts receivable	16.6
Other current assets	0.6
Property and equipment, net	2.4
Intangible assets(a)	60.2
Goodwill(b)	147.6
Other noncurrent assets	0.1
Current liabilities	(11.8)
Noncurrent liabilities	(21.5)
Fair value of net assets acquired	$204.5

(a)	Intangible assets are comprised of customer relationships, trade name and non-competition agreements. Final allocation will be determined once the valuation is complete.

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

On October 31, 2017, we acquired 100% of the shares of Temis S.A.S. and its wholly-owned subsidiaries, Les Goelands S.A.S. and Temis Conseil et Formation S.A.R.L (together "Temis"). The Temis business provides CIT and Money Processing services in France and will be integrated into our existing Brink's France operations.

The aggregate purchase price of these five business acquisitions (AATI, Pag Facil, LGS, Maco Litoral and Temis) was approximately $160 million. These five acquired operations employ approximately 1,700 people in the aggregate.

For these five business acquisitions (AATI, Pag Facil, LGS, Maco Litoral and Temis), we have provisionally estimated fair values for the assets purchased and liabilities assumed as of the date of the acquisitions. These estimated amounts are aggregated in the following table. The determination of estimated fair value required management to make significant estimates and assumptions. The amounts reported are considered provisional as we are completing the valuations that are required to allocate the purchase price, as a result, the allocation of the purchase price and the amount of goodwill and intangibles may change in the future. Our fair value estimates of acquisition date goodwill increased approximately $14 million, acquisition date intangible assets decreased approximately $11 million, and acquisition date noncurrent liabilities increased approximately $6 million as compared to our initial estimates in the period of acquisition. There have been no other significant changes to our fair value estimates of the net assets acquired for these acquisitions.

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration

Cash paid through December 31, 2017	$160.4
Indemnification asset	(4.0)
Fair value of future payments to sellers	3.9
Fair value of purchase consideration	$160.3

Fair value of net assets acquired

Cash	$7.4
Accounts receivable	20.1
Property and equipment, net	13.2
Intangible assets (a)	39.6
Goodwill (b)	118.9
Other current and noncurrent assets	5.0
Current liabilities	(24.2)
Noncurrent liabilities	(19.7)
Fair value of net assets acquired	$160.3

(a)	Intangible assets are comprised of customer relationships, trade names and non-competition agreements. Final allocation will be determined once all valuations have been completed.

(b)
Consists of intangible assets that do not qualify for separate recognition, combined with synergies expected from integrating these acquired operations into our existing operations. The goodwill from these acquisitions has been assigned to the following reporting units: AATI (U.S.), Pag Facil (Brazil), LGS and Maco Litoral (South America), and Temis (France). We do not expect goodwill related to AATI, LGS, Maco Litoral or Temis to be deductible for tax purposes. If certain conditions are met in the future, goodwill related to Pag Facil will be deductible for tax purposes.

Pro Forma disclosures (unaudited)

The pro forma consolidated results of Brink’s presented below reflect a hypothetical ownership on January 1, 2016 of the businesses we acquired during 2017.

(In millions)	Revenue	Net income attributable to Brink's

Actual results included in Brink's consolidated 2017 results for businesses acquired in 2017 from the date of acquisition

Twelve months ended December 31, 2017
Maco Transportadora	$49.3	7.8
Other acquisitions(a)	50.8	2.2
Total	$100.1	10.0

Pro forma results of Brink's for the twelve months ended December 31,
2017
Brink's as reported	$3,347.0	16.7
Maco Transportadora(b)	56.9	6.2
Other acquisitions(b)	65.7	2.6
Total	$3,469.6	25.5

2016
Brink's as reported	$3,020.6	34.5
Maco Transportadora(b)	79.5	6.2
Other acquisitions(b)	98.0	5.2
Total	$3,198.1	45.9

(a)	Includes the actual results of AATI, Pag Facil, LGS, Maco Litoral and Temis.

(b)	Represents amounts prior to acquisition by Brink's.

Acquisition costs

We have incurred $2.6 million in transaction costs related to business acquisitions in 2017. These costs are classified in the consolidated statement of operations as selling, general and administrative expenses.

Note 7 - Goodwill and Other Intangible Assets

Goodwill
Effective February 2017, we implemented changes to our organization and management structure that resulted in changes to our operating segments for financial reporting purposes. We now have three operating segments. The changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2017 and 2016 are as follows:

	December 31, 2017
(In millions)	Beginning Balance	Acquisitions/ Dispositions	Currency	Ending Balance

Goodwill:
North America	$23.9	7.8	0.3	32.0
South America	27.1	203.7	(15.9)	214.9
Rest of World	135.2	55.0	16.6	206.8
Total Goodwill	$186.2	266.5	1.0	453.7

	December 31, 2016
(In millions)	Beginning Balance	Acquisitions/ Dispositions	Currency	Ending Balance

Goodwill:
North America	$22.3	—	1.6	23.9
South America	23.0	—	4.1	27.1
Rest of World	140.0	(0.2)	(4.6)	135.2
Total Goodwill	$185.3	(0.2)	1.1	186.2

Intangible Assets
The following table summarizes our other intangible assets by category:

	December 31, 2017			December 31, 2016
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average amortization period

Customer relationships	137.5	(51.9)	85.6	50.2	(43.5)	6.7	8.9
Indefinite-lived trade names	7.9	—	7.9	7.5	—	7.5	—
Finite-lived trade names	8.4	(2.3)	6.1	1.3	(1.2)	0.1	3.8
Other contract-related assets	6.6	(3.0)	3.6	6.7	(2.4)	4.3	6.6
Other	6.5	(4.0)	2.5	3.7	(3.2)	0.5	2.1
Total	$166.9	(61.2)	105.7	$69.4	(50.3)	19.1

In 2016, we recognized a $6.5 million impairment charge related to a customer relationship intangible asset in our Brink's India operations, which is included in other operating expense. Total amortization expense for our finite-lived intangible assets was $8.4 million in 2017.  Our estimated aggregate amortization expense for finite-lived intangibles recorded at December 31, 2017, for the next five years is as follows:

(In millions)	2018	2019	2020	2021	2022

Amortization expense	$14.7	13.3	11.5	11.1	9.7

Note 8 - Prepaid Expenses and Other

	December 31,
(In millions)	2017	2016

Prepaid expenses	$72.5	60.3
Mobile airtime inventory	4.8	10.9
Income tax receivable	21.1	16.5
Other	20.6	15.9
Prepaid expenses and other	$119.0	103.6

Note 9 - Other Assets

	December 31,
(In millions)	2017	2016

Deposits	$11.4	12.4
Deferred profit sharing asset	11.3	11.3
Income tax receivable	75.4	31.9
Derivative instruments	0.8	1.6
Equity method investment in unconsolidated entities	4.0	3.5
Marketable securities	4.1	4.1
Other	37.9	22.1
Other assets	$144.9	86.9

Note 10 - Accumulated Other Comprehensive Income (Loss)

The following tables provide the components of other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive income (loss) into earnings:

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)

2017

Amounts attributable to Brink's:
Benefit plan adjustments	$(99.3)	21.2	54.9	(18.2)	(41.4)
Foreign currency translation adjustments	22.7	(1.0)	—	—	21.7
Unrealized gains (losses) on available-for-sale securities	1.7	(0.6)	(1.5)	0.5	0.1
Gains (losses) on cash flow hedges	(0.1)	(0.1)	0.2	—	—
	(75.0)	19.5	53.6	(17.7)	(19.6)

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	(0.8)	—	0.7	—	(0.1)
Foreign currency translation adjustments	0.9	—	—	—	0.9
	0.1	—	0.7	—	0.8

Total
Benefit plan adjustments(a)	(100.1)	21.2	55.6	(18.2)	(41.5)
Foreign currency translation adjustments(b)	23.6	(1.0)	—	—	22.6
Unrealized gains (losses) on available-for-sale securities(c)	1.7	(0.6)	(1.5)	0.5	0.1
Gains (losses) on cash flow hedges(d)	(0.1)	(0.1)	0.2	—	—
	$(74.9)	19.5	54.3	(17.7)	(18.8)

2016

Amounts attributable to Brink's:
Benefit plan adjustments	$(39.5)	16.7	51.3	(17.6)	10.9
Foreign currency translation adjustments	(26.6)	0.2	(0.1)	—	(26.5)
Unrealized gains (losses) on available-for-sale securities	0.4	(0.2)	(0.5)	0.2	(0.1)
Gains (losses) on cash flow hedges	(1.2)	—	2.0	(0.2)	0.6
	(66.9)	16.7	52.7	(17.6)	(15.1)

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	(1.5)	—	0.4	—	(1.1)
Foreign currency translation adjustments	0.4	—	—	—	0.4
	(1.1)	—	0.4	—	(0.7)

Total
Benefit plan adjustments(a)	(41.0)	16.7	51.7	(17.6)	9.8
Foreign currency translation adjustments(b)	(26.2)	0.2	(0.1)	—	(26.1)
Unrealized gains (losses) on available-for-sale securities(c)	0.4	(0.2)	(0.5)	0.2	(0.1)
Gains (losses) on cash flow hedges(d)	(1.2)	—	2.0	(0.2)	0.6
	$(68.0)	16.7	53.1	(17.6)	(15.8)

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)

2015

Amounts attributable to Brink's:
Benefit plan adjustments	$(57.1)	20.4	58.1	(20.2)	1.2
Foreign currency translation adjustments	(106.2)	0.3	5.7	—	(100.2)
Unrealized gains (losses) on available-for-sale securities	0.6	(0.2)	(1.1)	0.4	(0.3)
Gains (losses) on cash flow hedges	3.3	—	(3.6)	—	(0.3)
	(159.4)	20.5	59.1	(19.8)	(99.6)

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	(0.7)	—	0.5	—	(0.2)
Foreign currency translation adjustments	(3.6)	—	—	—	(3.6)
	(4.3)	—	0.5	—	(3.8)

Total
Benefit plan adjustments(a)	(57.8)	20.4	58.6	(20.2)	1.0
Foreign currency translation adjustments(b)	(109.8)	0.3	5.7	—	(103.8)
Unrealized gains (losses) on available-for-sale securities(c)	0.6	(0.2)	(1.1)	0.4	(0.3)
Gains (losses) on cash flow hedges(d)	3.3	—	(3.6)	—	(0.3)
	$(163.7)	20.5	59.6	(19.8)	(103.4)

(a)
The amortization of prior actuarial losses and prior service cost is part of total net periodic retirement benefit cost when reclassified to net income (loss).  Net periodic retirement benefit cost also includes service cost, interest cost, expected returns on assets, and settlement costs.  Due to the adoption of ASU 2017-07 (see Note 1), total service cost is allocated between cost of revenues and selling, general and administrative expenses on a plan-by-plan basis and the remaining net periodic retirement benefit cost items are allocated to interest and other income (expense):

	December 31,
(In millions)	2017	2016	2015

Total net periodic retirement benefit cost included in:
Cost of revenues	$9.0	8.9	8.2
Selling, general and administrative expenses	2.4	1.6	2.4
Interest and other income (expense)	47.8	40.3	39.8

(b)	Reclassification of foreign currency translation amounts in 2015 relate primarily to the sale of our Russian cash management operations. These amounts are included in other operating income (expense).

(c)
Gains and losses on sales of available-for-sale securities are reclassified from accumulated other comprehensive loss to the consolidated statements of operations when the gains or losses are realized.  Pretax amounts are classified in the consolidated statements of operations as interest and other income (expense).

(d)	Pretax gains and losses on cash flow hedges are classified in the consolidated statements of operations as

•	other operating income (expense) ($0.1 million losses in 2017, $1.3 million losses in 2016 and $4.1 million gains in 2015)

•	interest and other income (expense) ($0.1 million losses in 2017, $0.3 million losses in 2016 and $0.5 million losses in 2015.)

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

(In millions)	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2014	$(571.7)	(222.1)	1.4	0.4	(792.0)
Other comprehensive income (loss) before reclassifications	(36.7)	(105.9)	0.4	3.3	(138.9)
Amounts reclassified from accumulated other comprehensive loss	37.9	5.7	(0.7)	(3.6)	39.3
Other comprehensive income (loss) attributable to Brink's	1.2	(100.2)	(0.3)	(0.3)	(99.6)
Acquisitions of noncontrolling interests	—	(0.3)	—	—	(0.3)
Balance as of December 31, 2015	(570.5)	(322.6)	1.1	0.1	(891.9)
Other comprehensive income (loss) before reclassifications	(22.8)	(26.4)	0.2	(1.2)	(50.2)
Amounts reclassified from accumulated other comprehensive loss	33.7	(0.1)	(0.3)	1.8	35.1
Other comprehensive income (loss) attributable to Brink's	10.9	(26.5)	(0.1)	0.6	(15.1)
Balance as of December 31, 2016	(559.6)	(349.1)	1.0	0.7	(907.0)
Other comprehensive income (loss) before reclassifications	(78.1)	21.7	1.1	(0.2)	(55.5)
Amounts reclassified from accumulated other comprehensive loss	36.7	—	(1.0)	0.2	35.9
Other comprehensive income (loss) attributable to Brink's	(41.4)	21.7	0.1	—	(19.6)
Balance as of December 31, 2017	$(601.0)	(327.4)	1.1	0.7	(926.6)

Note 11 - Fair Value of Financial Instruments

Investments in Trading Securities and Available-for-sale Securities
We have investments in mutual funds designated as trading securities and as available-for-sale securities that are carried at fair value in the financial statements.  For these investments, fair value was estimated based on quoted prices categorized as a Level 1 valuation.

Fixed-Rate Debt
The fair values and carrying values of our significant fixed-rate debt, excluding any unamortized issuance costs, was as follows:

	December 31,
(In millions)	2017	2016

Unsecured notes issued in a private placement(a)
Carrying value	$—	85.7
Fair value	—	88.2

Senior unsecured notes
Carrying value	600.0	—
Fair value	590.6	—

(a)	Prepaid in September 2017.

The fair value estimates of our unsecured notes issued in a private-placement and our senior unsecured notes were based on the present value of future cash flows, discounted at rates for similar instruments at the respective measurement dates, which we have categorized as a Level 3 valuation.

Forward and Swap Contracts
We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At December 31, 2017, the notional value of our shorter term outstanding foreign currency forward and swap contracts was $145.5 million, with average maturities of approximately one month.  These shorter term foreign currency forward and swap contracts primarily offset exposures in the euro, the British pound and the Mexican peso and are not designated as hedges for accounting purposes.  At December 31, 2017, the fair value of these shorter term foreign currency contracts was not significant.

In 2013, we entered into a longer term cross-currency swap to hedge against the change in value of a long-term intercompany loan denominated in Brazilian real.  This longer term swap contract, which matures in January 2018, is designated as a cash flow hedge for accounting purposes. At December 31, 2017, the notional value of this contract was $1.6 million with a weighted-average maturity of 0.1 years.  At December 31, 2017, the fair value of this swap contract was an asset of $0.6 million, which is included in prepaid expenses and other on the consolidated balance sheet.

In the first quarter of 2016, we entered into two interest rate swaps to hedge cash flow risk associated with changes in variable interest rates and are designated as cash flow hedges for accounting purposes. At December 31, 2017, the notional value of this contract was $40 million with a weighted-average maturity of 1.7 years. At December 31, 2017, the fair value of these interest rate swaps was a net asset of $1.0 million, of which $0.2 million was included in prepaid expenses and other and $0.8 million was included in other assets on the consolidated balance sheet.

The fair values of these forward and swap contracts are determined using Level 2 valuation techniques and are based on the present value of net future cash payments and receipts.

Contingent Consideration
The estimated fair value of our liabilities for contingent consideration represents the fair value of the potential amounts payable for our acquisition of Maco Transportadora.  These contingent amounts will be paid in scheduled installments over the next two years with the final amounts based partially on the retention of customer revenue versus a target revenue amount. The contingent consideration arrangement requires us to pay potential undiscounted amounts between $0 to $30.3 million based on retaining the revenue levels of existing customers at the acquisition dates.  If there is a shortfall in revenues, a multiple of 2.5 is applied to the revenue shortfall and the contingent consideration to be paid to the former owners is reduced.
We used a probability-weighted approach to estimate the fair value of these contingent consideration payments.  The fair value of the contingent consideration is the present value of the full $30.3 million potentially payable as of December 31, 2017 as we believe it is unlikely that the contingent consideration payments will be reduced for a revenue shortfall.
At December 31, 2017, we had recognized contingent consideration liabilities of $29.1 million of which $14.8 million was included in accrued liabilities and $14.3 million in other.  The fair value of these liabilities was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represent a Level 3 valuation.  The significant inputs in the Level 3 valuation not supported by market activity included our probability assessments of expected future cash flows related to our acquisition of this entity during the period from acquisition to the estimated settlement date of the remaining payments.  Subsequent to the respective acquisition dates to each measurement date, changes in these liabilities due to the passage of time and the corresponding impact of discounting as well as the impact of changes in exchange rates between the Argentine peso and the U.S. dollar, were and will be recognized in earnings.
The contingent consideration payments may differ from the amounts that are ultimately paid, with any changes in the liabilities recorded in interest and other expense in our consolidated statements of operations until the liabilities are settled.
Other Financial Instruments
Other financial instruments include cash and cash equivalents, accounts receivable, floating rate debt, accounts payable and accrued liabilities.  The financial statement carrying amounts of these items approximate the fair value.

There were no transfers in or out of any of the levels of the valuation hierarchy in 2017.

Note 12 - Accrued Liabilities

	December 31,
(In millions)	2017	2016

Payroll and other employee liabilities	$157.6	123.2
Taxes, except income taxes	95.7	80.8
Income taxes payable	26.0	23.2
Acquisition-related obligations	18.0	—
Workers’ compensation and other claims	16.8	19.2
Cash held by Cash Management Services operations(a)	16.1	9.8
Cash supply chain deposit liability	10.9	—
Retirement benefits (see Note 3)	10.2	9.1
Other	137.2	120.4
Accrued liabilities	$488.5	385.7

(a)
Title to cash received and processed in certain of our secure Cash Management Services operations transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we record a liability while the cash is in our possession.

Note 13 - Other Liabilities

	December 31,
(In millions)	2017	2016

Workers’ compensation and other claims	$57.7	56.5
Non-recourse financing liability(a)	—	12.6
Post-employment benefits	10.9	11.5
Asset retirement and remediation obligations	12.6	14.3
Acquisition-related obligations	17.8	—
Noncurrent tax liabilities	9.1	5.3
Other	42.1	35.9
Other liabilities	$150.2	136.1

(a)
Brink's Mexico entered into a transaction in 2015 to sell its headquarters building in Mexico City and lease the property back for two years. The transaction did not qualify for sale-leaseback accounting due to continuing involvement with the property. Therefore, proceeds received were recorded as a financing liability. The transaction qualified for sale recognition in the fourth quarter of 2017 and, as a result, the non-recourse financing liability was removed.

Note 14 - Debt

	December 31,
(In millions)	2017	2016

Debt:
Short-term borrowings
Uncommitted credit facilities (year-end weighted-average interest rate of 1.7% in 2016)	$—	108.3
Restricted cash borrowings (year-end weighted-average interest rate of 0.0% in 2017 and 0.5% in 2016)(a)	27.0	22.3
Other (year-end weighted-average interest rate of 8.9% in 2017 and 8.1% in 2016)	18.2	32.2
Total short-term borrowings	$45.2	162.8

Long-term debt
Bank credit facilities:
Term loan A (year-end effective interest rate of 3.3% in 2017 )
less unamortized issuance cost of $2.3 million in 2017	$491.4	—
Senior unsecured notes (year-end effective interest rate of 4.6% in 2017 )
less unamortized issuance cost of $8.8 million in 2017	591.2	—
Revolving Facility (year-end weighted average interest rate of 1.8% in 2016)	—	55.8
Private Placement Notes (Series A effective interest rate of 4.6%, Series B effective interest
rate of 5.2%), less unamortized debt costs of $0.1 million in 2016	—	85.6
Term loan (year-end effective interest rate of 2.5% in 2016)
less unamortized debt costs of $0.2 million in 2016	—	65.6
Other primarily non-U.S. dollar-denominated facilities (year-end weighted-
average interest rate of 4.4% in 2017 and 6.9% in 2016)	12.0	6.4
Capital leases (year-end weighted-average interest rate of 5.0% in 2017 and 4.2% in 2016)	96.9	67.0
Total long-term debt	$1,191.5	280.4

Total Debt	$1,236.7	443.2

Included in:
Current liabilities	$97.1	195.6
Noncurrent liabilities	1,139.6	247.6
Total debt	$1,236.7	443.2

(a)
These 2017 and 2016 amounts are for short-term borrowings related to cash borrowed under lending arrangements used in the process of managing customer cash supply chains, which is currently classified as restricted cash and not available for general corporate purposes. See Note 19 for more details.

Short-Term Borrowings
Uncommitted Credit Facilities
In October 2016, we entered into a $100 million uncommitted credit facility. Borrowings under this facility had a maximum maturity of not more than thirty days. Interest on this facility was generally based on LIBOR plus a margin of 1.00%. In September 2017, we paid off the outstanding balance and the facility was terminated.

In February 2016, we entered into a $24 million uncommitted credit facility with an initial expiration date in February 2017. The facility was amended in February 2017, which extended the expiration date to February 2018. Interest on this facility was based on LIBOR plus a margin of 1.00%. In October 2017, we paid off the outstanding balance and the facility was terminated.

Unsecured Term Loan Facility
In August 2017, we entered into a 364-day senior unsecured delayed draw term loan facility in an aggregate principal amount of up to $100 million. Interest on this facility was based on LIBOR plus a margin which ranges from 1.000% to 1.875% depending on either our credit rating or leverage ratio as defined within this facility. In October 2017, we paid off the outstanding balance of $85 million and the facility was terminated.

Long-Term Debt

Senior Secured Credit Facility
In October 2017, we entered into a new senior secured credit facility (the “Senior Secured Credit Facility”) with Wells Fargo Bank, National Association, as administrative agent, consisting of a $1 billion Revolving Credit Facility and a $500 million Term Loan Facility. Loans under the Revolving Credit Facility mature five years after the closing date (October 17, 2022) and loans under the Term Loan Facility amortize five percent annually and mature five years after the closing date. Interest rates for the Senior Secured Credit Facility are based on LIBOR plus a margin or an alternate base rate plus a margin. The Revolving Credit Facility allows us to borrow money or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of December 31, 2017, $1 billion was available under the Revolving Credit Facility. The obligations under the Senior Secured Credit Facility are secured by a first-priority lien on all or substantially all of the assets of the Company and certain of its domestic subsidiaries, including a first-priority lien on equity interests of certain of the Company’s direct and indirect subsidiaries. The Company and certain of its domestic subsidiaries also guarantee the obligations under the Senior Secured Credit Facility.

The margin on both LIBOR and alternate base rate borrowings under the Senior Secured Credit Facility is based on the Company’s consolidated net leverage ratio. The margin on LIBOR borrowings, which can range from 1.25% to 2.50%, was 1.75% at December 31, 2017. The margin on alternate base rate borrowings, which can range from 0.25% to 1.50%, was 0.75% as of December 31, 2017. We also pay an annual commitment fee on unused portion the Revolving Credit Facility based on the Company’s consolidated net leverage ratio. The commitment fee, which can range from 0.15% to 0.40%, was 0.25% as of December 31, 2017.

Senior Unsecured Notes
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

The aggregate proceeds from the Senior Secured Credit Facility and the Senior Notes were used in part to repay the prior Revolving Facility (described below), the prior term loan, certain other indebtedness and certain fees and expenses related to the closing of the transactions. Remaining net proceeds are expected to be used for working capital needs, capital expenditures, acquisitions and other general corporate purposes.

Revolving Facility
We had a $525 million unsecured multi-currency revolving bank credit facility (the “Revolving Facility”) that was scheduled to mature in March 2020.  The Revolving Facility’s interest rate was based on LIBOR plus a margin or an alternate base rate plus a margin.  The Revolving Facility allowed us to borrow loans or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. In October 2017, we paid off the outstanding balance and the facility was terminated.

Private Placement Notes
In September 2017, we paid off our private placement notes for $86 million, which included $7 million in prepayment penalties.

Term Loan
We entered into a $75 million unsecured term loan in March 2015. Interest on this loan was based on LIBOR plus a margin of 1.75%. In October 2017, we paid off the term loan for $64 million, which included $2 million in prepayment penalties.

Other Facilities
Various foreign subsidiaries maintain other lines of credit and overdraft facilities with a number of banks.

Letter of Credit Facilities
We have a $10 million unsecured multi-currency revolving bank credit facility, which can be used solely for the issuance of letters of credit and bank guarantees. As of December 31, 2017, we had undrawn letters of credit and guarantees of $5 million issued under this facility. This $10 million facility expires in March 2019.

We have a $40 million uncommitted letter of credit facility that expires in May 2018. As of December 31, 2017, $11 million was utilized. We have two unsecured letter of credit facilities totaling $94 million, of which approximately $38 million was available at December 31, 2017.  At December 31, 2017, we had undrawn letters of credit and guarantees of $56 million issued under these letter of credit facilities. The $40 million facility expires in December 2018 and a $54 million facility expires in December 2019.  The Senior Secured Credit Facility is also available for issuance of letters of credit and bank guarantees.

Minimum repayments of long-term debt are as follows:

(In millions)	Capital leases	Other long-term debt	Total

2018	$22.6	29.3	51.9
2019	18.4	27.7	46.1
2020	16.7	26.5	43.2
2021	15.0	25.2	40.2
2022	12.8	393.9	406.7
Later years	11.4	603.1	614.5
Total	$96.9	1,105.7	1,202.6

The Senior Secured Credit facility, Senior Unsecured Notes, the unsecured multi-currency revolving bank credit facilities, the letter of credit facilities contain various financial and other covenants. The financial covenants, among other things, limit our ability to provide liens, restrict fundamental changes, limit transactions with affiliates and unrestricted subsidiaries, restrict changes to our fiscal year and to organizational documents, limit asset dispositions, limit the use of proceeds from asset sales, limit sale and leaseback transactions, limit investments, limit the ability to incur debt, restrict certain payments to shareholders, limit negative pledges, limit the ability to change the nature of our business, provide for a maximum consolidated net leverage ratio and provide for minimum coverage of interest costs. If we were not to comply with the terms of our various financing agreements, the repayment terms could be accelerated and the commitments could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other financing agreements. We were in compliance with all financial covenants at December 31, 2017.

Capital Leases
Property and equipment acquired under capital leases are included in property and equipment as follows:

	December 31,
(In millions)	2017	2016

Asset class:
Buildings	$2.2	2.0
Vehicles	175.7	131.8
Machinery and equipment	1.5	1.4
	179.4	135.2
Less: accumulated amortization	(76.4)	(63.5)
Total	$103.0	71.7

Note 15 - Accounts Receivable

	December 31,
(In millions)	2017	2016

Trade	$605.7	485.9
Other	47.8	23.5
Total accounts receivable	653.5	509.4
Allowance for doubtful accounts	(11.2)	(8.3)
Accounts receivable, net	$642.3	501.1

	Years Ended December 31,
(In millions)	2017	2016	2015

Allowance for doubtful accounts:
Beginning of year	$8.3	9.1	10.0
Provision for uncollectible accounts receivable:
Continuing operations	5.0	2.8	2.9
Discontinued operations	—	—	(0.2)
Write offs less recoveries	(1.0)	(3.0)	(0.9)
Foreign currency exchange effects	(1.1)	(0.6)	(2.7)
End of year	$11.2	8.3	9.1

Note 16 - Operating Leases

We lease facilities, vehicles, computers and other equipment under long-term operating and capital leases with varying terms.  Most of the operating leases contain renewal and/or purchase options.  We expect that in the normal course of business, the majority of operating leases will be renewed or replaced by other leases.

As of December 31, 2017, future minimum lease payments under noncancellable operating leases with initial or remaining lease terms in excess of one year are included below.

(In millions)	Facilities	Vehicles	Other	Total

2018	$55.6	17.6	18.6	91.8
2019	48.0	17.3	19.5	84.8
2020	40.3	16.7	12.8	69.8
2021	28.9	12.1	3.8	44.8
2022	25.0	11.1	0.6	36.7
Later years	93.4	0.1	—	93.5
	$291.2	74.9	55.3	421.4

The cost related to operating leases is recognized as rental expense.  Net rent expense included in continuing operations amounted to $106.0 million in 2017, $96.0 million in 2016 and $92.5 million in 2015.

Note 17 - Share-Based Compensation Plans

We have share-based compensation plans to attract and retain employees and nonemployee directors and to more closely align their interests with those of our shareholders.

We have granted share-based awards to employees under the 2005 Equity Incentive Plan ("2005 Plan"), the 2013 Equity Incentive Plan ("2013 Plan") and the 2017 Equity Incentive Plan (the "2017 Plan").  These plans permit grants of restricted stock, restricted stock units, performance stock, performance units, stock appreciation rights, stock options, as well as other share-based awards to eligible employees.  The 2013 Plan and the 2017 Plan also permit cash awards to eligible employees.  The 2017 Plan became effective May 2017.  No further grants of awards will be made under the 2005 Plan or the 2013 Plan, although awards under these prior plans remain outstanding.

We have granted deferred stock units to directors under the 2017 Plan. Share-based awards were previously granted to directors and remain outstanding under the Non-Employee Director's Equity Plan and the Directors’ Stock Accumulation Plan, which has expired.

There are 6.5 million shares underlying share-based plans that are authorized, but not yet granted.  Outstanding awards at December 31, 2017, include performance share units, market share units, restricted stock units, deferred stock units, performance-based stock options, time-based stock options and certain awards that will be settled in cash.

Compensation Expense
Compensation expense is measured using the fair-value-based method. For awards considered equity grants, compensation expense is recognized from the grant date to the earlier of the retirement-eligible date or the vesting date. For awards considered liability awards, compensation cost is based on the change in the fair value of the instrument for each reporting period and the percentage of the requisite service that has been rendered. Compensation cost associated with liability awards was not significant in the last three years.

Compensation expenses are classified as selling, general and administrative expenses in the consolidated statements of operations.

Compensation expenses for the last three years and the amount of unrecognized expense for awards outstanding at December 31, 2017, were as follows:

	Compensation Expense			Unrecognized Expense for Nonvested Awards at	Weighted-average No. of Years Unrecognized Expense to be Recognized
	Years Ended December 31,			Dec 31, 2017
(in millions except years)	2017	2016	2015

Performance Share Units	$9.5	4.1	8.1	$14.2	1.9
Market Share Units	0.3	0.1	2.3	—	0.2
Restricted Stock Units	4.7	3.8	3.2	4.5	1.5
Deferred Stock Units and fees paid in stock	1.0	0.9	0.5	0.2	0.3
Performance-based Options	2.2	0.6	—	4.3	1.9
Options	—	—	—	0.1	2.8
Share-based payment expense	17.7	9.5	14.1
Income tax benefit	(3.4)	(3.0)	(4.6)
Share-based payment expense, net of tax	$14.3	6.5	9.5

Fair Value of Distributed or Exercised Awards
The fair value of shares distributed or options exercised in the last three years is as follows:

	Fair Value of Shares Distributed or Exercised(a)
	Years Ended December 31,
(in millions)	2017	2016	2015

Performance Share Units(b)	$13.3	8.2	—
Market Share Units(b)	4.3	2.7	—
Restricted Stock Units	7.3	4.1	5.3
Deferred Stock Units and fees paid in stock	2.7	1.9	0.2
Options(a)	2.0	5.3	1.1
Total	$29.6	22.2	6.6

(a)	Intrinsic value for Options.

(b)	No Performance Share Units or Market Share Units had vested as of December 31, 2015.

Restricted Stock Units (“RSUs”)
We granted RSUs to senior executives and select employees in the last three years that contain only a service condition.  RSUs are paid out in shares of Brink’s stock when the awards vest.  For RSUs granted during the last three years, the units generally vest ratably in three equal annual installments.  We measure the fair value of RSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period. The weighted-average fair value per share at grant date was $55.85 in 2017, $29.06 in 2016 and $27.09 in 2015.  The weighted-average discount was approximately 2% in 2017 and 3% in 2016 and 2015.

The following table summarizes RSU activity during 2017:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share

Nonvested balance as of December 31, 2016	296.5	$27.84
Activity from January 1 to December 31, 2017:
Granted	111.4	55.85
Forfeited	(23.3)	29.96
Vested	(118.8)	26.92
Nonvested balance as of December 31, 2017	265.8	$39.80

Performance Share Units (“PSUs”)
Prior to 2016, we granted PSUs which contained a performance condition, a market condition and a service condition ("Prior PSUs"). In 2016 and in 2017, we granted Internal Metric PSUs ("IM PSUs") and Total Shareholder Return PSUs ("TSR PSUs").

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

TSR PSUs contain a market condition as well as a service condition. We measure the fair value of TSR PSUs as well as Prior PSUs at the grant date using a Monte Carlo simulation model.

Prior PSUs and IM PSUs granted to senior executives and select employees in 2017, 2016 and 2015 typically vest at the end of three years and are paid out in shares of Brink’s stock.  For Prior PSUs and IM PSUs with a performance period greater than one year, the number of shares paid out ranges from 0% to 200% of an employee’s award, depending on the achievement of pre-established financial goals over the performance period, which can be three years or two years depending on the underlying award. Shares are not paid out if the financial results do not meet a pre-established threshold level of performance. For the IM PSUs granted in 2016 that have a one year performance period, the number of shares that will be paid out is either 0% or 100%, depending on the achievement of the specified performance goal.

For Prior PSUs, the number of shares paid out is also affected by Brink’s total shareholder return relative to the total return of a pre-established stock index over the performance period.  The number of shares paid out is increased by 25% if Brink’s total shareholder return is at or above the 75th percentile of the index’s total return.  The number of shares paid out is reduced by 25% if Brink’s performance is at or below the 25th percentile. The number of shares is not adjusted if Brink’s performance is between the 25th and 75th percentile.

TSR PSUs granted to senior executives typically vest at the end of three years and are paid out in shares of Brink’s stock. The number of shares paid out ranges from 0% to 150% of an employee’s award, depending on Brink's relative TSR rank among a selected peer group.

Changes to Performance Goals for the 2013, 2014 and 2015 Prior PSU Grants.  The performance goals for the 2013, 2014 and 2015 Prior PSU grants were based on consolidated operating profit over the performance period, which were adjusted for various items including corporate items, acquisition and dispositions, unusual or infrequently occurring events and foreign currency.  In 2014, the Compensation and Benefits Committee of the Board of Directors approved a second performance goal for the Prior PSU awards granted in 2013 and 2014 to reflect the change in currency exchange rate used to report the results of Venezuela because the rate had changed significantly.  Additionally, in February 2016, the Compensation and Benefits Committee of the Board of Directors modified the terms of performance share units originally awarded or granted in 2013, 2014 and 2015 to reflect the impact of removing Venezuela operations from the Company’s segment results beginning in 2015. For each of the affected performance share units, consolidated results for 2015 and each subsequent year within the respective performance period was adjusted to reflect Venezuela results at the amount originally projected in the applicable performance target. After the conclusion of each performance period, the payout will be equal to the lower of the calculated payout under the adjusted performance goals and the original performance goals. Approximately 100 employees who received Prior PSUs in 2013, 2014 and 2015 were affected by the change.  No incremental compensation cost associated with the modifications was recognized as the additional goals were expected to be more difficult to achieve and, in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, we continued to recognize expense as calculated using the original performance goals.
The following table summarizes all PSU activity during 2017:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share

Nonvested balance as of December 31, 2016	603.2	$28.02
Activity from January 1 to December 31, 2017:
Granted	220.9	54.31
Forfeited	(18.7)	33.08
Vested(a)	(134.2)	24.39
Nonvested balance as of December 31, 2017	671.2	$37.26

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

The following table summarizes all MSU activity during 2017:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share

Nonvested balance as of December 31, 2016	141.7	$27.02
Activity from January 1 to December 31, 2017:
Granted	—	—
Forfeited	—	—
Vested(a)	(67.5)	23.34
Nonvested balance as of December 31, 2017	74.2	$30.37

(a)
The vested MSUs presented are based on the target amount of the award. In accordance with the terms of the underlying award agreements of plan provisions, the actual shares earned and distributed for the performance period ended December 31, 2016 were 81.8. No additional compensation expense was required to be recognized for the additional shares distributed, as the market condition was included in the $23.34 grant date fair value.

The following table provides the terms and weighted-average assumptions used in the Monte Carlo simulation model for those PSUs containing a market condition and for the MSU's:

Terms and Assumptions Used to Estimate Fair Value	2017 TSR PSUs	2016 TSR PSUs	2015 Prior PSUs	2015 MSUs

Terms of awards:
Performance period	Jan. 1, 2017 to	Jan. 1, 2016 to	Jan. 1, 2015 to	Jan. 1, 2015 to
	Dec. 31, 2019	Dec. 31, 2018	Dec. 31, 2017	Dec. 31, 2017

Weighted-average assumptions used to estimate fair value:
Expected dividend yield(a)	0.8%	1.4%	1.5%	1.5%
Expected stock price volatility(b)	30.6%	29.1%	30.0%	30.0%
Risk-free interest rate(c)	1.4%	0.8%	1.0%	1.0%
Contractual term in years	2.9	2.7	2.8	2.8

Weighted-average fair value estimates at grant date:
In millions	$2.0	2.3	5.8	3.3
Fair value per share	$67.81	31.64	29.10	30.37

(a)
TSR is determined assuming that dividends are reinvested. The stock price projection in the Monte Carlo simulation model assumed a 0% dividend yield, which is mathematically equivalent to reinvesting dividends over the performance period. For the valuation of the TSR PSU and the TSR component of the Prior PSU awards, because the holders of the awards have no rights to any dividend paid during the vesting period, we applied a dividend yield in the Monte Carlo simulation model to reduce the projected stock price as of the grant date. Similar methodology was applied to the valuation of the MSU awards because the holders of the awards have no rights to any dividend during the vesting period.

(b)	The expected stock price volatility was calculated on the grant date for the most recent term equivalent to the contractual term in years.

(c)	The risk-free interest rate on each date of grant is the rate for a zero-coupon U.S. Treasury bill that was commensurate with the grant date contractual term.

Options
In 2017 and 2016, we granted performance-based stock options that have a service condition as well as a market condition. In addition, some of the awards granted in 2016 contain a non-financial performance condition. We measure the fair value of these awards at the grant date using a Monte Carlo simulation model. No performance-based options were granted prior to 2016.

In 2017 and prior to 2013, we granted time-based vesting stock options to select senior executives and employees and to directors. We measure the fair value of these awards at the grant date using the Black-Scholes-Merton option pricing model.

When vested, options entitle the holder to purchase a specified number of shares of Brink’s stock at a price set at the date the options were granted.  The option price for Brink’s options was equal to the market price of Brink’s stock on the award date.  All options granted to employees have a maximum term of six years and options previously granted to directors had a maximum term of ten years.

Performance-Based Option Activity
The table below summarizes the activity associated with grants of performance-based options:

	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted-Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(a) (in millions)

Outstanding at December 31, 2016	580.9	$30.33	$6.01
Granted	298.9	52.75	11.97
Forfeited or expired	—	—	—
Exercised	—	—	—
Outstanding at December 31, 2017	879.8	$37.95	$8.04	4.7	$35.9

Of the above, as of December 31, 2017:
Exercisable	—	$—		0	$—
Expected to vest in future periods(b)	879.7	$37.95		4.7	$35.9

(a)
The intrinsic value of a stock option is the difference between the market price of the shares underlying the option and the exercise price of the option.  The market price at December 29, 2017 was $78.70.

(b)	The number of options expected to vest takes into account an estimate of expected forfeitures. We currently have applied a 0% expected forfeiture rate to these options.

The following table provides the term of the performance period and the weighted-average assumptions used in the Monte Carlo simulation model for the performance-based options:

Terms and Assumptions Used to Estimate Fair Value of Performance-Based Options Granted	2017	2016

Terms of awards:
Performance period for achieving stock price hurdles	Three years from	Three years from
	grant date	grant date

Assumptions used to estimate fair value:
Expected dividend yield(a)	0.8%	1.3%
Expected stock price volatility(b)	29.3%	30.9%
Risk-free interest rate(c)	1.8%	1.1%
Expected term in years(d)	4.5	4.5

Weighted-average fair value estimates at grant date:
In millions	$3.6	$3.5
Fair value per share	$11.97	$6.01

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

Time-based Vesting Option Activity
The table below summarizes the activity associated with grants of time-based vesting options:

	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted-Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(a) (in millions)

Outstanding at December 31, 2016	121.5	$28.80	$5.90
Granted	2.7	84.65	21.09
Forfeited or expired	—	—	—
Exercised	(83.6)	31.62	5.06
Outstanding at December 31, 2017(b)	40.6	$26.74	$8.66	0.9	$2.1

Of the above, as of December 31, 2017:
Exercisable	37.9	$22.57		0.5	$1.5
Expected to vest in future periods(c)	1.9	$84.65		5.8	$—

(a)
The intrinsic value of a stock option is the difference between the market price of the shares underlying the option and the exercise price of the option.  The market price at December 29, 2017 was $78.70.

(b)
There were 0.1 million shares of exercisable options with a weighted-average exercise price of $28.80 per share at December 31, 2016 and 0.7 million shares of exercisable options with a weighted-average exercise price of $26.01 per share at December 31, 2015.

(c)	The number of options expected to vest takes into account an estimate of expected forfeitures.

The following table provides the weighted-average assumptions used in the Black-Scholes-Merton option pricing model for the time-based vesting options granted in 2017:

Assumptions Used to Estimate Fair Value of Time-Based Options	2017

Assumptions used to estimate fair value:
Expected dividend yield(a)	0.7%
Expected stock price volatility(b)	28.9%
Risk-free interest rate(c)	1.7%
Expected term in years(d)	4.5

Weighted-average fair value estimates at grant date:
In millions	$0.1
Fair value per share	$21.09

(a)	The expected dividend yield is the calculated annual yield on Brink's stock at the time of the grant.

(b)	The expected stock price volatility was calculated at time of the grant after reviewing the historic volatility of our stock using daily close prices.

(c)	The risk-free interest rate the grant date was the rate for a zero-coupon U.S. Treasury bill that was commensurate with the expected life of 4.5 years.

(d)	The expected term of the options was based on historical exercise, expiration and post-cancellation behavior.

Deferred Stock Units (“DSUs”)
We granted DSUs to our independent directors in 2017 and prior years. We measure the fair value of DSUs at the grant date, based on the price of Brink's stock, and, if applicable, adjusted for a discount for dividends not received or accrued during the vesting period.

In 2017, 2016 and 2015, our independent directors received grants of DSUs that vest and will be paid out in shares of Brink's stock on the first anniversary of the grant date, provided that the director has not elected to defer the distribution of shares until a later date. DSUs are forfeited if a director leaves before the vesting date. However, in connection with the retirement of two directors in January 2016, our Board of Directors waived the one-year vesting provision for those DSUs granted in 2015. The impact of this modification was recorded in the first quarter of 2016 and was not significant.

DSUs granted prior to 2015, in general, will be paid out in shares of stock following separation from service.

The following table summarizes all DSU activity during 2017:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value

Nonvested balance as of December 31, 2016	29.7	$29.41
Activity from January 1 to December 31, 2017:
Granted	12.7	60.80
Forfeited	(5.5)	39.65
Vested	(26.0)	29.42
Nonvested balance as of December 31, 2017	10.9	$60.80

The weighted-average grant-date fair value estimate per share for DSUs granted was $60.80 in 2017, $29.41 in 2016 and $32.79 in 2015.

Other Share-Based Compensation
We have a deferred compensation plan that allows participants to defer a portion of their compensation into stock units.  Units may be redeemed by employees for an equal number of shares of Brink’s stock.  Employee accounts held 145,720 units at December 31, 2017, and 234,426 units at December 31, 2016.

We have a stock accumulation plan for our non-employee directors that, prior to 2014, provided for awards of stock units. Additionally, some fees paid to our directors are in the form of stock and may be deferred for distribution to a later date. Directors’ accounts held 15,895 units at December 31, 2017, and 34,200 units at December 31, 2016.

Note 18 - Capital Stock

Common Stock
At December 31, 2017, we had 100 million shares of common stock authorized and 50.5 million shares issued and outstanding.

Dividends
We paid regular quarterly dividends on our common stock during the last three years.  On January 15, 2018, the Board declared a regular quarterly dividend of 15 cents per share payable on March 1, 2018.  The payment of future dividends is at the discretion of the Board of Directors and is dependent on our future earnings, financial condition, shareholder equity levels, cash flow, business requirements and other factors.

Preferred Stock
At December 31, 2017, we had the authority to issue up to 2.0 million shares of preferred stock with a par value of $10 per share.

Share Repurchase Program
In May 2017, our board of directors authorized a $200 million share repurchase program which will expire on December 31, 2019. We are not obligated to repurchase any specific dollar amount or number of shares and, at December 31, 2017, $200 million remains available under this program. The timing and volume of share repurchases may be executed at the discretion of management on an opportunistic basis, or pursuant to trading plans or other arrangements. Share repurchases under the program may be made in the open market, in privately negotiated transactions, or otherwise.

Shares Used to Calculate Earnings per Share

	Years Ended December 31,
(In millions)	2017	2016	2015

Weighted-average shares

Basic(a)	50.7	50.0	49.3
Effect of dilutive stock awards	1.1	0.6	—
Diluted(a)	51.8	50.6	49.3

Antidilutive stock awards excluded from denominator	0.1	0.1	1.7

(a)
We have deferred compensation plans for directors and certain of our employees.  Some amounts owed to participants are denominated in common stock units.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average common stock units credited to employees and directors under the deferred compensation plans.  Additionally, nonvested units are also included in the computation of basic weighted-average shares when the requisite service period has been completed.  Accordingly, basic and diluted shares include weighted-average units of 0.3 million in 2017, 0.5 million in 2016 and 0.5 million in 2015.

Note 19 - Supplemental Cash Flow Information

	Years Ended December 31,
(In millions)	2017	2016	2015

Cash paid for:
Interest	$27.1	20.1	18.6
Income taxes, net	83.8	64.3	45.4

Argentina Debt Security Transactions
We have elected in the past and could continue in the future to repatriate cash from Brink's Argentina using different means to convert Argentine pesos into U.S. dollars. In 2017, cash outflows from the purchase of debt securities totaled $37.1 million and cash inflows from the sale of these securities totaled $36.9 million. In 2016, cash outflows from the purchase of debt securities totaled $2.1 million and cash inflows from the sale of these securities totaled $2.0 million. In 2015, cash outflows from the purchase of debt securities totaled $25.8 million and cash inflows from the sale of these securities totaled $18.7 million. The net cash flows from these transactions are treated as operating cash flows as the debt securities are purchased specifically for resale and are generally sold within a short period of time from the date of purchase.

Mexico Real Estate Transaction
Brink's Mexico entered into a transaction in 2015 to sell its headquarters building in Mexico City and lease the property back for two years. The transaction did not qualify for sale-leaseback accounting in 2015 due to continuing involvement with the property and the transaction proceeds of $14.5 million were reported as cash inflows from financing activities in 2015.

Non-cash Investing and Financing Activities
We acquired armored vehicles, CompuSafe® units and other equipment under capital lease arrangements in the last three years including $51.7 million in 2017, $29.4 million in 2016 and $18.9 million in 2015. In the fourth quarter of 2017, we paid $90.9 million in scheduled installments on the Maco Transportadora acquisition that was completed in the third quarter of 2017. These payments are reported as cash outflows from financing activities as the payments were made more than three months after the acquisition date.

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

At December 31, 2017, we held $112.6 million of restricted cash ($27.0 million represented short-term borrowings, $74.7 million represented restricted cash held for customers and $10.9 million represented accrued liabilities). At December 31, 2016, we held $55.5 million of restricted cash ($22.3 million represented short-term borrowings and $33.2 million represented restricted cash held for customers).

Note 20 - Other Operating Income (Expense)

	Years Ended December 31,
(In millions)	2017	2016	2015

Foreign currency items:
Transaction gains (losses)(a)	$(9.2)	1.4	(26.8)
Foreign currency derivative instrument gains (losses)	0.8	(2.4)	2.9
Gains (losses) on sale of property and equity investment(b)	9.2	(1.3)	0.9
Argentina conversion losses	—	(0.1)	(7.1)
Impairment losses(c)	(3.4)	(20.6)	(37.2)
Share in earnings (losses) of equity affiliates	0.4	(1.5)	0.5
Royalty income	1.9	2.6	2.1
Gains (losses) on business acquisitions and dispositions	0.6	0.1	(6.3)
Other	3.0	1.7	1.6
Other operating income (expense)	$3.3	(20.1)	(69.4)

(a)	Includes losses from devaluations in Venezuela of $9.1 million in 2017, $4.8 million in 2016, and $18.1 million in 2015.

(b)	Includes an $8.4 million gain in 2017 related to the sale of real estate in Mexico.

(c)	Includes $13.6 million of impairment losses in 2016 related to the 2016 Reorganization and Restructuring and $35.3 million of impairment losses in 2015 related to property and equipment in Venezuela.

Note 21 - Interest and Other Nonoperating Income (Expense)

	Years Ended December 31,
(In millions)	2017	2016	2015

Interest income	$4.1	2.6	3.3
Gain on available-for-sale securities	1.5	0.5	1.1
Foreign currency transaction losses	(7.6)	—	—
Derivative instruments	1.1	(0.6)	(0.5)
Retirement benefit cost other than service cost	(47.8)	(40.3)	(39.8)
Prepayment penalties(a)	(8.3)	—	—
Interest on Brazil tax claim(b)	(1.6)	—	—
Other	(1.6)	(1.3)	(0.5)
Total	$(60.2)	(39.1)	(36.4)

(a)	Penalties upon prepayment of Private Placement notes in September 2017 and a term loan in October 2017.

(b)
Related to an unfavorable court ruling in 2017 on a non-income tax claim in Brazil. The court ruled that Brink's must pay interest accruing from the initial claim filing in 1994 to the current date. The principal amount of the claim was approximately $1 million and was recognized in selling, general and administrative expenses in 2017.

Note 22 - Other Commitments and Contingencies

During the fourth quarter of 2015, we became aware of an investigation initiated by COFECE (the Mexican antitrust agency) related to potential anti-competitive practices among competitors in the cash logistics industry in Mexico (the industry in which Brink’s Mexican subsidiary, SERPAPROSA, is active).  The investigation was completed during the fourth quarter of 2017 and we no longer believe that an administrative claim or proceeding arising from this investigation could result in a material loss to the Company.

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

At December 31, 2017, we had noncancellable commitments for $32.1 million in equipment purchases, and information technology and other services.

Note 23 - Reorganization and Restructuring

2016 Reorganization and Restructuring
In the fourth quarter of 2016, management implemented restructuring actions across our global business operations and our corporate functions. As a result of these actions, we recognized $18.1 million in related 2016 costs. We recognized an additional $17.3 million in 2017 under this restructuring for additional costs related to severance, asset-related adjustments, a benefit program termination and lease terminations. Severance actions are expected to reduce our global workforce by 800 to 900 positions and result in approximately $20 million in annualized cost savings when this restructuring is finalized. We expect to incur additional costs between $10 and $12 million in future periods, primarily severance costs.

The following table summarizes the costs incurred, payments and utilization, and foreign currency exchange effects of the 2016 Reorganization and Restructuring:

(In millions)	Asset Related Adjustments	Severance Costs	Lease Terminations	Benefit Program Termination	Total

Balance as of January 1, 2016	$—	—	—	—	—
Expense (benefit)	16.3	7.2	0.7	(6.1)	18.1
Payments and utilization	(16.3)	(0.2)	(0.1)	6.1	(10.5)
Balance as of December 31, 2016	$—	7.0	0.6	—	7.6
Expense (benefit)	4.1	10.4	0.6	2.2	17.3
Payments and utilization	(4.1)	(16.0)	(0.8)	(2.2)	(23.1)
Foreign currency exchange effects	—	0.2	—	—	0.2
Balance as of December 31, 2017	$—	1.6	0.4	—	2.0

Executive Leadership and Board of Directors Restructuring
In the fourth quarter of 2015, we recognized $1.8 million in costs related to Executive Leadership and Board of Directors restructuring actions, which were announced in January 2016. We also recognized an additional $4.3 million in charges, primarily severance costs, in 2016.

2015 Reorganization and Restructuring
Brink's initiated a global restructuring of its business in the third quarter of 2015. We recognized $11.6 million in 2015 costs related to employee severance, contract terminations and property impairment. We recognized an additional $6.5 million in 2016 related to this restructuring for additional severance costs, contract terminations and lease terminations. The 2015 Reorganization and Restructuring reduced the global workforce by approximately 1,100 positions and resulted in approximately $20 million in 2016 savings. The actions under this program were substantially completed by the end of 2016, with cumulative pretax charges of approximately $18 million.

2014 Reorganization and Restructuring
In the fourth quarter of 2014, we announced a reorganization and restructuring of Brink’s global organization to provide for a more streamlined and centralized organization. As part of this program, we reduced our total workforce by approximately 1,700 positions. The restructuring saved annual direct costs of approximately $50 million in 2015 compared to 2014, excluding charges for severance, lease termination and accelerated depreciation. We recorded total pretax charges of $21.8 million in 2014 and an additional $1.9 million of pretax charges in 2015 related to the 2014 Reorganization and Restructuring. The actions under this program were substantially completed by the end of 2015 with cumulative pretax charges of approximately $24 million, primarily severance costs.

Other Restructurings
Management routinely implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized related severance costs of $4.6 million in 2017. The majority of these restructuring actions were completed in 2017. The completed restructuring actions reduced our workforce by approximately 300 positions, which will result in $4 million in annualized cost savings. For the remaining restructuring actions, we expect to incur additional costs less than $1 million in future periods. These estimates will be updated as management targets additional sections of our business.

Note 24 - Selected Quarterly Financial Data (unaudited)

	2017 Quarters				2016 Quarters
(In millions, except for per share amounts)	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Revenues	$788.4	805.9	849.5	903.2	$721.8	739.5	755.8	803.5
Operating profit	70.9	48.3	66.4	88.3	23.5	32.2	59.7	69.1
Amounts attributable to Brink’s:
Income (loss) from:
Continuing operations	$34.7	14.3	19.9	(52.0)	$(3.1)	0.3	24.5	14.5
Discontinued operations	—	(0.1)	—	(0.1)	—	—	—	(1.7)
Net income (loss) attributable to Brink’s	$34.7	14.2	19.9	(52.1)	$(3.1)	0.3	24.5	12.8

Depreciation and amortization	$33.9	34.6	37.9	40.2	$32.2	32.9	32.4	34.1
Capital expenditures	27.8	43.3	46.3	57.1	20.8	24.2	27.4	39.8

Earnings (loss) per share attributable to Brink’s common shareholders:
Basic
Continuing operations	$0.69	0.28	0.39	(1.02)	$(0.06)	0.01	0.49	0.29
Discontinued operations	—	—	—	—	—	—	—	(0.03)
Net income (loss)	$0.69	0.28	0.39	(1.03)	$(0.06)	0.01	0.49	0.25

Diluted
Continuing operations	$0.67	0.28	0.38	(1.02)	$(0.06)	0.01	0.48	0.28
Discontinued operations	—	—	—	—	—	—	—	(0.03)
Net income (loss)	$0.67	0.28	0.38	(1.03)	$(0.06)	0.01	0.48	0.25

Earnings per share.  Earnings per share amounts for each quarter are required to be computed independently.  As a result, their sum may not equal the annual earnings per share.

Significant pretax items in a quarter.
Second quarter of 2017 We recognized an $8.1 million remeasurement loss due to the significant Venezuela currency devaluation that occurred in that quarter.
Third quarter of 2017 The Private Placement notes were paid off early in September 2017 resulting in a $6.5 million prepayment penalty.
Fourth quarter of 2017 We incurred an $11.1 million loss related to the theft of an international gold shipment in December 2017. We also recognized a net gain on the sale of real estate in Mexico ($7.8 million, net of statutory employee benefit).

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

Significant aftertax items in a quarter. In the fourth quarter of 2017, we recognized $92 million in tax expense as a result of the U.S. Tax Cuts and Jobs Act, which was enacted into law in December 2017. In the fourth quarter of 2016, we recognized a $14.7 million valuation allowance on U.S. deferred tax assets.

Note 25 - Subsequent Event

In January 2018, we announced an agreement to purchase Rodoban Transportes Aereos e Terrestres Ltda., Rodoban Servicos e Sistemas de Seguranca Ltda., and Rodoban Seguranca e Transporte de Valores Ltda. (together "Rodoban") in Brazil for approximately $145 million, subject to post-closing adjustments and foreign exchange translation. Rodoban provides cash-in-transit, money processing and ATM services and generates annual revenues of approximately $80 million. The acquisition is subject to customary closing conditions including approval by the Brazilian antitrust authority and is expected to close in the second quarter of 2018.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are intended to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017 based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO framework”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017 due to the material weaknesses in internal control over financial reporting, as described below.

Notwithstanding the material weaknesses in our internal control over financial reporting, we have concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America. Additionally, the material weaknesses did not result in any restatements of our consolidated financial statements or disclosures for any prior period.

(b) Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act as a process, designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures are made only in accordance with management and Board authorizations; and providing reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

Management, with the participation of the Company’s principal executive and principal financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on the foregoing, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2017 due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Discussion of Material Weaknesses
Management has identified material weaknesses in its internal control over financial reporting related to the areas described below.

Control Activities

We have identified design and operating effectiveness deficiencies in the principles associated with the control activities component of the COSO framework in our U.S. business operations unit. Specifically, these control deficiencies constitute a material weakness in the aggregate, relating to: (i) deploying control activities through policies that establish what is expected and procedures that put policies into action and (ii) selecting and developing control activities and information technology that contribute to the mitigation of risks and support achievement of objectives. The U.S. business operations unit’s internal controls over information technology systems were not adequately designed and did not operate effectively. Specifically: (i) user access controls did not restrict users’ access privileges commensurate with their assigned authority and responsibility and (ii) terminated employees’ access privileges were not removed in a timely manner. As a result of these deficiencies, the related process-level manual and automated application controls that rely on information from the affected information technology systems were also ineffective.

Monitoring Activities

We have identified design and operating effectiveness deficiencies in the principles associated with the monitoring component of the COSO framework. Specifically, these control deficiencies constitute a material weakness relating to selecting, developing, and performing ongoing evaluation to ascertain whether the components of internal controls are present and functioning.

Our internal control over financial reporting as of December 31, 2017, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which follows below.

(c) Changes in Internal Controls over Financial Reporting

Except for the identification of the material weaknesses described above, there were no changes during the quarter ended December 31, 2017 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Remediation Activities

Our remediation efforts are ongoing and we will continue our initiatives to implement and document policies, procedures, and internal controls. Remediation of the identified material weaknesses and strengthening our internal control environment will require a substantial effort throughout 2018 and beyond, as necessary. We will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

As we remediate the material weaknesses and continue to monitor the effectiveness of our internal control over financial reporting in the affected areas, we have and will continue to perform additional procedures prescribed by management, including the use of manual mitigating control procedures and employing any additional tools and resources deemed necessary, to ensure that our consolidated financial statements are fairly stated in all material respects. The following remediation activities highlight our commitment to remediating our identified material weaknesses.

Control Activities

The U.S. business operations unit has identified and begun to implement several enhancements to its internal controls including (i) identification of each deficiency and related remediation actions to ensure that only properly approved common access permissions are documented and granted; (ii) elimination of application segregation of duty deficiencies; (iii) development of documented procedures for managers to use in the periodic review of their employees access permissions; and (iv) evaluation of the common process for timely notification of terminated employees for access removal. U.S. business operations unit management will also redesign controls related to analytics to emphasize document precision and retention. This is an incremental improvement to other remediation activity related to internal controls over information technology systems. In addition, the U.S. business operations unit management will redesign the reconciliation control of data between the originating application and the updated application.

Monitoring Activities

We are in the process of hiring a manager whose primary responsibility will be to design and test controls for the U.S. business operation unit. In addition, the manager of each control owner will be trained on the specific performance requirements of the control and will monitor each control owner’s performance.

Management believes that these efforts will effectively remediate the material weaknesses identified in the 2017 audit. However, the material weaknesses in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, and tested and concluded by management to be designed and operating effectively. In addition, as the Company continues to evaluate and work to improve its internal control over financial reporting within the area of general information technology controls, management may take additional measures to address control deficiencies or modify the remediation plan described above. Management will test, evaluate, and audit the implementation of these new processes and internal controls during 2018 to determine whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in the Company’s financial statements. The management team will perform validation procedures similar to those performed at year end to obtain assurance that the financial statement balances are accurate and complete.

Management is working towards having these remediation efforts completed by the time we issue our December 31, 2018 financial statements. Management is committed to continuous improvement of our internal control over financial reporting and will continue to diligently review our financial reporting controls and procedures to ensure that our financial position, results of operations and cash flows continue to be accurately stated.

The management team was able to obtain assurance that the financial statement balances were accurate and complete through validation procedures. As a result of these procedures, we believe that the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2017 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. Additionally, these material weaknesses did not result in any adjustments or restatements of the Company's audited and unaudited consolidated financial statements or disclosures for any prior period previously reported by the Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Brink’s Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Brink’s Company and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated March 1, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

Control activities: design and operating effectiveness control deficiencies constituting a material weaknesses in the aggregate, relating to: (i) deploying control activities through policies that establish what is expected and procedures that put policies into action and (ii) selecting and developing control activities and information technology that contribute to the mitigation of risks and support achievement of objectives. The U.S. business operations unit’s internal controls over information technology systems were not adequately designed and did not operate effectively. Specifically: (i) user access controls did not restrict users’ access privileges commensurate with their assigned authority and responsibility and (ii) terminated employees’ access privileges were not removed in a timely manner. As a result of these deficiencies, the related process-level manual and automated application controls that rely on information from the affected information technology systems were also ineffective. These deficiencies also affected the corporate accounts and Canadian business operations unit as they share a common enterprise performance management software platform with the U.S. business operations unit.

Monitoring activities: design and operating effectiveness control deficiencies constituting a material weakness in the aggregate, relating to selecting, developing, and performing ongoing evaluation to ascertain whether the components of internal controls are present and functioning.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2017, of the Company, and this report does not affect our report on such financial statements.

/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia
March 1, 2018

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

Our Chief Executive Officer is required to make, and he has made, an annual certification to the New York Stock Exchange (“NYSE”) stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE.  Our Chief Executive Officer made his annual certification to that effect to the NYSE as of May 11, 2017.  In addition, we are filing, as exhibits to this Annual Report on Form 10-K, the certification of our principal executive officer and principal financial officer required under sections 906 and 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

The information regarding executive officers is included in this report following Item 4, under the caption “Executive Officers of the Registrant.”  Other information required by Item 10 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2017.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2017.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2017.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	All financial statements – see pages 60–118.

	2.	Financial statement schedules – not applicable.

	3.	Exhibits – see exhibit index.

ITEM 16. FORM 10-K SUMMARY

None.

Exhibit Index

Each exhibit listed as a previously filed document is hereby incorporated by reference to such document.

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Incorporation of the Registrant. Exhibit 3(i) to the Registrant's Quarterly Report on Form 10-Q filed July 31, 2015.

3.2	Bylaws of the Registrant. Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed November 15, 2017.

4.1
Senior Notes Indenture dated as of October 20, 2017 among The Brink's Company, the Subsidiary Guarantors named therein, and U.S. Bank national Association, as trustee, relating to the Senior Notes due 2027. Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed October 20, 2017.

10.1*	Amended and Restated Key Employees Incentive Plan, amended and restated as of May 6, 2011. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 10, 2011.

10.2*	Brink's Incentive Plan, effective as of February 17, 2017. Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

10.3*	Executive Incentive Plan, effective as of May 5, 2017. Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended June 30, 2017 (the "Second Quarter 2017 Form 10-Q")

10.4*	Key Employees’ Deferred Compensation Program, as amended and restated as of July 10, 2014. Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

10.5*
Pension Equalization Plan, as amended and restated as of July 23, 2012.  Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Second Quarter 2012 Form 10-Q”).

10.6*	Amended and Restated Executive Salary Continuation Plan, effective as of October 20, 2017.

10.7*	2005 Equity Incentive Plan, as amended and restated as of February 19, 2010. Exhibit 10(f) to the Registrant’s Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).

10.8*	2013 Equity Incentive Plan, effective as of February 22, 2013. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 9, 2013.

10.9*	2017 Equity Incentive Plan, effective as of May 5, 2017. Exhibit 10.1 to the Registrant's Second Quarter 2017 Form 10-Q.

10.10*	Form of Option Agreement for options granted under 2005 Equity Incentive Plan, effective July 8, 2010. Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 12, 2010.

10.11*
Terms and Conditions for options granted under 2005 Equity Incentive Plan, effective July 7, 2011.  Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Second Quarter 2011 Form 10-Q”).

10.12*	Terms and Conditions for options granted under 2005 Equity Incentive Plan, effective July 11, 2012. Exhibit 10.3 to the Registrant’s Second Quarter 2012 Form 10-Q.

10.13*	Form of Inducement Stock Option Award Agreement, effective July 14, 2016. Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

10.14*	Form of Promotion Stock Option Award Agreement, effective July 28, 2016. Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

10.15*	Form of Restricted Stock Units Award Agreement, effective November 13, 2014. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 25, 2015.

10.16*	Form of Inducement Restricted Stock Unit Award Agreement, effective July 14, 2016. Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

10.17*	Form of Promotion Restricted Stock Unit Award Agreement, effective July 28, 2016. Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

10.18*	Form of Stock Option Award Agreement, effective February 17, 2017. Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

10.19*	Form of 2017 Award Agreement for deferred stock units granted under the 2017 Equity Incentive Plan. Exhibit 10.3 to the Registrant's Second Quarter 2017 Form 10-Q.

10.20*	Form of Market Share Units Award Agreement, effective November 13, 2014. Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 25, 2015.

10.21*	Form of Performance Share Units Award Agreement, effective November 13, 2014. Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed February 25, 2015.

10.22*	Form of Internal Metric Performance Share Units Award Agreement, effective February 24, 2016. Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

10.23*
Form of Relative Total Shareholder Return Performance Share Units Award Agreement, effective February 24, 2016. Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

10.24*	Form of Restricted Stock Units Award Agreement, effective February 22, 2018. Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed February 26, 2018.

10.25*	Form of Internal Metric Performance Share Units Award Agreement, effective February 22, 2018. Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed February 26, 2018.

10.26*	Form of Relative Total Shareholder Return Performance Share Units Award Agreement, effective February 22, 2018. Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed February 26, 2018.

10.27*	Form of Stock Option Award Agreement, effective February 22, 2018. Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed February 26, 2018.

10.28*	Form of Change in Control Agreement. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 26, 2018.

10.29*	Form of Indemnification Agreement entered into by the Registrant with its directors and officers. Exhibit 10(l) to the 1991 Form 10-K.

10.30*	Offer Letter, dated June 9, 2016, between The Brink’s Company and Douglas A. Pertz. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 10, 2016.

10.31*	Change in Control Agreement, dated February 23, 2018, between The Brink’s Company and Douglas A. Pertz. Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 26, 2018.

10.32*	Inducement Restricted Stock Unit Award Agreement with Douglas A. Pertz, effective June 9, 2016. Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

10.33*	Inducement Stock Option Award Agreement with Douglas A. Pertz, effective June 9, 2016. Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

10.34*	Offer Letter, dated July 14, 2016, between The Brink’s Company and Ronald J. Domanico. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 15, 2016.

10.35*	Offer Letter, dated July 28, 2016, between The Brink’s Company and Amit Zukerman. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 29, 2016.

10.36*	Non-Employee Directors’ Equity Plan, as amended and restated as of July 12, 2012. Exhibit 10.9 to the Registrant’s Second Quarter 2012 Form 10-Q.

10.37*
Form of Award Agreement for deferred stock units granted in 2008 under the Non-Employee Directors’ Equity Plan.  Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.38*
Form of Award Agreement for deferred stock units granted in 2009, 2010, 2011, 2012, 2013 and 2014 under the Non-Employee Directors’ Equity Plan.  Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

10.39*
Form of Award Agreement for deferred stock units granted in 2014 and 2015 to be distributed upon vesting under the Non-Employee Directors’ Equity Plan.  Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (the “Second Quarter 2014 Form 10-Q”).

10.40*	Plan for Deferral of Directors’ Fees, as amended and restated as of November 11, 2016. Exhibit 10(v) to the Registrant’s Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).

10.41	Amendment and Restatement of The Brink’s Company Employee Welfare Benefit Trust. Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

10.42
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

10.43
Stock Purchase Agreement, dated as of November 15, 2005, by and among BAX Holding Company, BAX Global Inc., The Brink’s Company and Deutsche Bahn AG.  Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed November 16, 2005.

10.44
Separation and Distribution Agreement between the Registrant and Brink’s Home Security Holdings, Inc. dated as of October 31, 2008.  Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 5, 2008.

10.45
Employee Matters Agreement between the Registrant and Brink’s Home Security Holdings, Inc. dated as of October 31, 2008.  Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed November 5, 2008.

10.46	Severance Pay Plan of The Brink's Company effective November 13, 2015. Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed November 16, 2015.

10.47	Succession Agreement by and between the Registrant and Thomas C. Schievelbein dated January 3, 2016. Exhibit 10.2 to the Registrant's Current Report on form 8-K filed January 5, 2016.

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer of the Brink's Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of the Brink's Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer of the Brink's Company pursuant to Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer of the Brink's Company pursuant to Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.

99.1*
Excerpt from Pension-Retirement Plan relating to preservation of assets of the Pension-Retirement Plan upon a change in control.  Exhibit 99(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

99.2*	Subscription Agreement, dated June 9, 2016, between The Brink’s Company and Douglas A. Pertz. Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed June 10, 2016.

99.3*	Subscription Agreement, dated July 14, 2016, between The Brink’s Company and Ronald J. Domanico. Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed July 15, 2016.

101
Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2017, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Consolidated Balance Sheets at December 31, 2017, and December 31, 2016, (ii)  the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2014, (iv) the Consolidated Statements of Equity for the years ended December 31, 2017, 2016 and 2015, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2018.

The Brink’s Company
(Registrant)

By	/s/ Douglas A. Pertz
Douglas A. Pertz
(President and
Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 1, 2018.

Signature	Title

/s/ Douglas A. Pertz	Director, President and Chief Executive Officer (Principal Executive Officer)
Douglas A. Pertz
/s/ Ronald J. Domanico	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Ronald J. Domanico
/s/ Thomas R. Colan	Controller (Principal Accounting Officer)
Thomas R. Colan

*	Director
Paul G. Boynton

*	Director
Ian D. Clough

*	Director
Susan E. Docherty

*	Director
Reginald D. Hedgebeth

*	Director
Dan R. Henry

*	Director
Michael J. Herling

*	Director
George I. Stoeckert

* By:	/s/ Douglas A. Pertz
Douglas A. Pertz, Attorney-in-Fact