Form 10-Q
period 2018-03-31
BRINKS CO
filed 2018-04-25
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
Yes  ☐  No  ☒
As of April 23, 2018, 50,904,939 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements
THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)

(In millions)	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$562.2	614.3
Restricted cash	159.4	112.6
Accounts receivable, net	633.9	642.3
Prepaid expenses and other	151.8	119.0
Total current assets	1,507.3	1,488.2

Property and equipment, net	659.7	640.9
Goodwill	444.7	453.7
Other intangibles	98.7	105.7
Deferred income taxes	233.3	226.2
Other	155.4	144.9

Total assets	$3,099.1	3,059.6

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$64.8	45.2
Current maturities of long-term debt	53.2	51.9
Accounts payable	162.8	174.6
Accrued liabilities	453.2	488.5
Restricted cash held for customers	118.6	74.7
Total current liabilities	852.6	834.9

Long-term debt	1,137.7	1,139.6
Accrued pension costs	203.7	208.8
Retirement benefits other than pensions	362.2	362.8
Deferred income taxes	27.9	25.1
Other	148.5	150.2
Total liabilities	2,732.6	2,721.4

Commitments and contingent liabilities (notes 4, 8 and 13)

Equity:
The Brink's Company ("Brink's") shareholders:
Common stock, par value $1 per share:
Shares authorized: 100.0
Shares issued and outstanding: 2018 - 50.9; 2017 - 50.5	50.9	50.5
Capital in excess of par value	624.9	628.6
Retained earnings	582.9	564.9
Accumulated other comprehensive loss	(916.6)	(926.6)
Brink’s shareholders	342.1	317.4

Noncontrolling interests	24.4	20.8

Total equity	366.5	338.2

Total liabilities and equity	$3,099.1	3,059.6
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In millions, except for per share amounts)	2018	2017

Revenues	$879.1	788.4

Costs and expenses:
Cost of revenues	693.6	610.3
Selling, general and administrative expenses	123.1	107.1
Total costs and expenses	816.7	717.4
Other operating income (expense)	2.4	(0.1)

Operating profit	64.8	70.9

Interest expense	(15.0)	(4.8)
Interest and other income (expense)	(13.1)	(11.2)
Income from continuing operations before tax	36.7	54.9
Provision for income taxes	11.4	14.4

Income from continuing operations	25.3	40.5

Income from discontinued operations, net of tax	0.2	—

Net income	25.5	40.5
Less net income attributable to noncontrolling interests	3.2	5.8

Net income attributable to Brink’s	22.3	34.7

Amounts attributable to Brink’s
Continuing operations	22.1	34.7
Discontinued operations	0.2	—

Net income attributable to Brink’s	$22.3	34.7

Income per share attributable to Brink’s common shareholders(a):
Basic:
Continuing operations	$0.43	0.69
Discontinued operations	—	—
Net income	$0.44	0.69

Diluted:
Continuing operations	$0.42	0.67
Discontinued operations	—	—
Net income	$0.43	0.67

Weighted-average shares
Basic	50.9	50.5
Diluted	52.1	51.5

Cash dividends paid per common share	$0.15	0.10
(a)   Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2018	2017

Net income	$25.5	40.5

Benefit plan adjustments:
Benefit plan actuarial gains	14.8	11.8
Benefit plan prior service cost	(0.8)	(0.5)
Total benefit plan adjustments	14.0	11.3

Foreign currency translation adjustments	1.0	27.2
Unrealized net gains on available-for-sale securities	—	0.2
Gains on cash flow hedges	0.4	—
Other comprehensive income before tax	15.4	38.7
Provision for income taxes	3.2	4.4

Other comprehensive income	12.2	34.3

Comprehensive income	37.7	74.8
Less comprehensive income attributable to noncontrolling interests	4.3	6.9

Comprehensive income attributable to Brink's	$33.4	67.9
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Equity

Three Months ended March 31, 2018 and 2017
(Unaudited)

	Attributable to Brink’s
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Attributable to Noncontrolling Interests	Total

Balance as of December 31, 2016	50.0	$50.0	618.1	576.0	(907.0)	17.7	354.8

Net income	—	—	—	34.7	—	5.8	40.5
Other comprehensive income	—	—	—	—	33.2	1.1	34.3
Dividends to:
Brink’s common shareholders ($0.10 per share)	—	—	—	(5.0)	—	—	(5.0)
Noncontrolling interests	—	—	—	—	—	(0.2)	(0.2)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	4.5	—	—	—	4.5
Consideration from exercise of stock options	—	—	0.7	—	—	—	0.7
Other share-based benefit transactions	0.4	0.4	(8.8)	—	—	—	(8.4)

Balance as of March 31, 2017	50.4	$50.4	614.5	605.7	(873.8)	24.4	421.2

	Attributable to Brink’s
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Attributable to Noncontrolling Interests	Total

Balance as of December 31, 2017	50.5	$50.5	628.6	564.9	(926.6)	20.8	338.2

Cumulative effect of change in accounting principle(a)	—	—	—	3.3	(1.1)	—	2.2
Net income	—	—	—	22.3	—	3.2	25.5
Other comprehensive income	—	—	—	—	11.1	1.1	12.2
Dividends to:
Brink’s common shareholders ($0.15 per share)	—	—	—	(7.6)	—	—	(7.6)
Noncontrolling interests	—	—	—	—	—	(0.7)	(0.7)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	6.8	—	—	—	6.8
Other share-based benefit transactions	0.4	0.4	(10.5)	—	—	—	(10.1)

Balance as of March 31, 2018	50.9	$50.9	624.9	582.9	(916.6)	24.4	366.5

(a)
Effective January 1, 2018, we adopted the provisions of ASU 2014-09, Revenue From Contracts with Customers, ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, and ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. We recognized a cumulative effect adjustment to January 1, 2018 retained earnings as a result of adopting each of these standards. See Note 1 for further details of the impact of each standard.

See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2018	2017
Cash flows from operating activities:
Net income	$25.5	40.5
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(0.2)	—
Depreciation and amortization	38.8	33.9
Share-based compensation expense	6.8	4.5
Deferred income taxes	(4.1)	(2.1)
Gains on sale of property, equipment and marketable securities	(0.5)	(0.2)
Gain on business dispositions	—	(0.8)
Impairment losses	1.8	0.4
Retirement benefit funding (more) less than expense:
Pension	2.8	5.2
Other than pension	5.2	3.3
Remeasurement (gains) losses due to Venezuela currency devaluation	(2.8)	0.3
Other operating	3.1	2.5
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and income taxes receivable	(32.7)	(37.8)
Accounts payable, income taxes payable and accrued liabilities	(13.6)	(12.6)
Restricted cash held for customers	44.0	12.5
Customer obligations	(0.5)	4.2
Prepaid and other current assets	(15.7)	(14.4)
Other	(1.1)	—
Net cash provided by operating activities	56.8	39.4
Cash flows from investing activities:
Capital expenditures	(36.7)	(27.8)
Acquisitions, net of cash acquired	—	(14.2)
Dispositions, net of cash disposed	—	1.1
Marketable securities:
Purchases	(13.5)	(9.3)
Sales	0.5	0.4
Cash proceeds from sale of property and equipment	1.1	0.6
Net cash used by investing activities	(48.6)	(49.2)
Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term borrowings	16.1	(11.3)
Cash supply chain customer debt	0.9	1.5
Long-term revolving credit facilities:
Borrowings	—	231.5
Repayments	—	(141.5)
Other long-term debt:
Borrowings	1.6	—
Repayments	(13.3)	(14.6)
Payment of acquisition-related obligation	(0.1)	—
Dividends to:
Shareholders of Brink’s	(7.6)	(5.0)
Noncontrolling interests in subsidiaries	(0.7)	(0.2)
Proceeds from exercise of stock options	—	0.7
Tax withholdings associated with share-based compensation	(11.2)	(8.8)
Other	0.5	0.5
Net cash (used) provided by financing activities	(13.8)	52.8
Effect of exchange rate changes on cash	0.3	6.9
Cash, cash equivalents and restricted cash:
Increase (decrease)	(5.3)	49.9
Balance at beginning of period	726.9	239.0
Balance at end of period	$721.6	288.9

See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of presentation

The Brink’s Company (along with its subsidiaries, “Brink’s” or “we”) has three operating segments:

•	North America

•	South America

•	Rest of World

Our unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Investments in businesses that we do not control, but for which we have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method and our proportionate share of income or loss is recorded in other operating income (expense).  Investments in businesses for which we do not have the ability to exercise significant influence over operating and financial policies are accounted for at fair value, if readily determinable, with changes in fair value recognized in net income. For equity investments that do not have a readily determinable fair value, we measure these investments at cost minus impairment, if any, plus or minus changes from observable price changes. See "New Accounting Standards" section below for further information. All intercompany accounts and transactions have been eliminated in consolidation.

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
Since 2003, the Venezuelan government has controlled the exchange of local currency into other currencies, including the U.S. dollar, and has required that currency exchanges be made at rates established by the government instead of allowing open markets to determine currency rates.  Different rates exist for different industries and purposes and the government does not approve all requests to convert bolivars to other currencies.

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
Remeasurement rates during 2018 and 2017.  In the first quarter of 2016, the Venezuelan government implemented the DICOM exchange mechanism and announced that it would allow this exchange mechanism rate to float freely. In the first three months of 2017, the DICOM rate declined approximately 5% (from 674 to 710 bolivars to the U.S. dollar). In the first three months of 2018, the rate declined approximately 93% (from 3,345 to 49,478 bolivars to the U.S. dollar). We have received only minimal U.S. dollars through this exchange mechanism. In the first three months of 2018, we recognized a $2.8 million pretax remeasurement gain.  The after-tax effect of this gain attributable to noncontrolling interest was $2.0 million. In the first three months of 2017, we recognized a $0.3 million pretax remeasurement loss. The after-tax effect of this loss attributable to noncontrolling interest was $0.1 million.

Items related to our Venezuelan operations are as follows:

•	Our investment in our Venezuelan operations on an equity-method basis was $22.8 million at March 31, 2018 and $23.1 million at December 31, 2017.

•	Our Venezuelan operations had net payables to other Brink's affiliates of $1.4 million at March 31, 2018 and $2.7 million at December 31, 2017.

•	Our Venezuelan operations had net nonmonetary assets of $25.8 million at March 31, 2018 and $23.0 million at December 31, 2017.

•
Our bolivar-denominated net monetary liabilities were $1.0 million (including $0.5 million of cash and cash equivalents) at March 31, 2018 and $2.3 million (including $3.4 million of cash and cash equivalents) at December 31, 2017.

•	Accumulated other comprehensive losses attributable to Brink’s shareholders related to our Venezuelan operations were $114.6 million at March 31, 2018 and $114.9 million at December 31, 2017.

Argentina
We operate in Argentina through wholly owned subsidiaries and a smaller controlled subsidiary ("Brink's Argentina"). Revenues from
Brink's Argentina represented approximately 8% of our consolidated revenues for the first three months of 2018. The operating environment in Argentina continues to present business challenges, including ongoing devaluation of the Argentine peso and significant inflation. For the year ended December 31, 2017, the Argentine peso declined approximately 15% (from 15.9 to 18.6 pesos to the U.S. dollar). In the first three months of 2018, the Argentine peso declined approximately 8% (from 18.6 to 20.2 pesos to the U.S. dollar).

Although Argentina is not currently designated as a highly inflationary economy for accounting purposes, sustained volatility in inflation rates as well as continued deterioration in the exchange rate could have an adverse impact on Brink's Argentina's revenues, net earnings and net monetary asset position. Additionally, it is possible that Argentina could be designated as a highly inflationary economy for accounting purposes at some time during 2018. We continue to monitor the situation in Argentina.
At March 31, 2018, we had net monetary assets denominated in Argentine pesos of $31.5 million, including cash of $27.4 million. At March 31, 2018, we had net nonmonetary assets of $226.7 million, including $141.8 million of goodwill and $13.5 million of equity securities.

New Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts with Customers. Under the new standard, an entity recognizes an amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The standard also requires expanded disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We adopted this standard effective January 1, 2018 using the modified retrospective method and recognized a cumulative-effect adjustment increasing retained earnings by $1.5 million. The most significant effects of the new standard for us are associated with variable consideration and capitalization of costs to obtain contracts, such as sales commissions. Previously, we recognized the impact of pricing changes in the period they became fixed and determinable and we expensed sales commissions and other costs to obtain contracts as they were incurred. We do not expect a material impact on our future consolidated statements of operations or consolidated balance sheets. However, adoption of the new standard resulted in expanded disclosures related to revenue (see Note 2).

The FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, in January 2016. This new guidance changes the accounting related to the classification and measurement of certain equity investments. In general, equity investments must be measured at fair value and all changes in fair value will be recognized in net income as opposed to other comprehensive income. We adopted ASU 2016-01 effective January 1, 2018 and recognized a cumulative-effect adjustment increasing retained earnings by $1.1 million.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which changes the timing of when certain intercompany transactions are recognized within the provision for income taxes. We adopted ASU 2016-16 effective January 1, 2018 using the modified retrospective method. As a result, we recognized a cumulative-effect adjustment increasing retained earnings attributable to Brink's by $0.7 million.

The FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, in November 2016. This new guidance requires entities to include restricted cash and restricted cash equivalent balances with cash and cash equivalent balances in the statement of cash flows. As such, inclusion of restricted cash impacts our operating activities, financing activities and the effect of exchange rate changes on cash. We adopted ASU 2016-18 effective January 1, 2018 using the retrospective transition method. The adoption of this ASU changed previously reported amounts in the condensed consolidated statement of cash flows for the three months ended March 31, 2017. Net cash provided by operating activities increased $12.5 million, net cash provided by financing activities increased $1.5 million and the effect of exchange rate changes on cash increased $0.7 million as compared to previously reported amounts for the prior year period.

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (“Tax Reform Act”). The guidance is effective January 1, 2019 with early adoption permitted. We are currently evaluating the potential impact of the standard on financial reporting and the timing of adoption.

Note 2 - Revenue from Contracts with Customers

Performance Obligations
We provide various services to meet the needs of our customers and we group these service offerings into three broad categories: Core Services, High-Value Services and Other Security Services.

Core Services
Cash-in-transit and ATM services are core services we provide to customers throughout the world. We charge customers per service performed or based on the value of goods transported. Cash-in-transit services generally involve the secure transportation of cash, securities and other valuables between businesses, financial institutions and central banks. ATM services are generally composed of management services, including cash replenishment and forecasting, remote monitoring, transaction processing, installation and maintenance.

High-Value Services
Our high-value services leverage our brand, global infrastructure and core services and include cash management services, global services and payment services. We offer a variety of cash management services such as currency and coin counting and sorting, deposit preparation and reconciliation, and safe device installation and servicing (including our CompuSafe® service). Our global services business provides secure ground, sea and air transportation and storage of highly-valued commodities including diamonds, jewelry, precious metals and other valuables. We also provide payment services which include bill payment and processing services on behalf of utility companies and other billers plus general purpose reloadable prepaid cards and payroll cards.

Other Security Services
Our other security services feature the protection of airports, offices, warehouses, stores, and public venues in Europe and Brazil.

For performance obligations related to the services described above, we generally satisfy our obligations as each action to provide the service to the customer occurs. Because the customers simultaneously receive and consume the benefits from our services, these performance obligations are deemed to be satisfied over time. We use an output method, units of service provided, to recognize revenue because that is the best method to represent the transfer of our services to the customer at the agreed upon rate for each action.

Although not as significant as our service offerings, we also sell goods to customers from time to time, such as safe devices. In those transactions, we satisfy our performance obligation at a point in time. We recognize revenue when the goods are delivered to the customer as that is the point in time that best represents when control has transferred to the customer.

Our contracts with customers describe the services we can provide along with the fees for each action to provide the service. We typically send invoices to customers for all of the services we have provided within a monthly period and payments are generally due within 30 to 60 days of the invoice date.

Although our customer contracts specify the fees for each action to provide service, the majority of the services stated in our contracts do not have a defined quantity over the contract term. Accordingly, the transaction price is considered variable as there is an unknown volume of services that will be rendered over the course of the contract. We recognize revenue for these services in the period in which they are provided to the customer based on the contractual rate at which we have the right to invoice the customer for each action.

Some of our contracts with customers contain clauses that define the level of service that the customer will receive. The service level agreements (“SLA”) within those contracts contain specific calculations to determine whether the appropriate level of service has been met within a specific period, which is typically a month. We estimate SLA penalties and recognize the amounts as a reduction to revenue.

Revenue Disaggregated by Reportable Segment and Type of Service

(In millions)	Core Services	High-Value Services	Other Security Services	Total
Three months ended March 31, 2018

Reportable Segments:
North America	$190.0	130.1	—	320.1
South America	125.4	126.5	2.9	254.8
Rest of World	93.6	130.4	54.4	278.4
Total reportable segments	409.0	387.0	57.3	853.3

Not Allocated to Segments:
Venezuela	10.7	15.1	—	25.8
Total	$419.7	402.1	57.3	879.1

Three months ended March 31, 2017

Reportable Segments:
North America	$172.3	132.3	—	304.6
South America	96.8	101.4	4.0	202.2
Rest of World	78.7	111.0	43.8	233.5
Total reportable segments	347.8	344.7	47.8	740.3

Not Allocated to Segments:
Venezuela	24.1	24.0	—	48.1
Total	$371.9	368.7	47.8	788.4

The majority of our revenues from contracts with customers are earned by providing services and these performance obligations are satisfied over time. Smaller amounts of revenues are earned from selling goods, such as safes, to customers where the performance obligations are satisfied at a point in time.

Certain of our high-value services involve the leasing of assets, such as safes, to our customers along with the regular servicing of those safe devices. Revenues related to the leasing of these assets are recognized in accordance with ASC 840, Leases, but are included in the above table as the amounts are a small percentage of overall revenues.

Contract Balances
Contract Asset
Although payment terms and conditions can vary, for the majority of our customer contracts, we invoice for all of the services provided to the customer within a monthly period. For certain customer contracts, the timing of our performance may precede our right to invoice the customer for the total transaction price. For example, Brink's affiliates in certain countries, primarily in South America, negotiate annual price adjustments with certain customers and, once the price increases are finalized, the pricing changes are made retroactive to services provided in earlier periods. These retroactive pricing adjustments are estimated and recognized as revenue with a corresponding contract asset in the same period in which the related services are performed. As the estimates of the ultimate transaction price changes, we recognize a cumulative catch-up adjustment for the change in estimate.

Contract Liability
For other customer contracts, we may obtain the right to payment or receive customer payments prior to performing the related services under the contract. When the right to customer payments or receipt of payments precedes our performance, we recognize a contract liability.

The opening and closing balances of receivables, contract assets and contract liabilities related to contracts with customers are as follows:

(In millions)	Receivables	Contract Asset	Contract Liability

Opening (January 1, 2018)	642.3	0.4	5.6
Closing (March 31, 2018)	633.9	1.5	6.9
Increase (decrease)	(8.4)	1.1	1.3

The amount of revenue recognized in the three months ended March 31, 2018 that was included in the January 1, 2018 contract liability balance was $3.1 million. This revenue consists of services provided to customers who had prepaid for those services prior to the current quarter.

We also recognized revenue of $0.3 million in the three months ended March 31, 2018 from performance obligations satisfied in prior periods. This amount is a result of changes in the transaction price of our contracts with customers.

Contract Costs
Sales commissions directly related to obtaining new contracts with customers qualify for capitalization. These capitalized costs are amortized to expense ratably over the term of the contracts. At March 31, 2018, the net capitalized costs to obtain contracts was $1.7 million, which is included in other assets on the condensed consolidated balance sheet. Amortization expense was not significant and there were no impairment losses recognized related to these contract costs in the first three months of 2018.

Practical Expedients
For the majority of our contracts with customers, we invoice a fixed amount for each unit of service we have provided. These contracts provide us with the right to invoice for an amount or rate that corresponds to the value we have delivered to our customers. The volume of services that will be provided to customers over the term is not known at inception of these contracts. Therefore, while the rate per unit of service is known, the transaction price itself is variable. For this reason, we recognize revenue from these contracts equal to the amount for which we have the contractual right to invoice the customers. Because we are not required to estimate variable consideration related to the transaction price in order to recognize revenue, we are also not required to estimate the variable consideration to provide certain disclosures. As a result, we have elected to use the optional exemption related to the disclosure of transaction prices, amounts allocated to remaining performance obligations and the future periods in which revenue will be recognized, sometimes referred to as backlog.

We have also elected to use the practical expedient for financing components related to our contract liabilities. We do not recognize interest expense on contracts for which the period between our receipt of customer payments and our service to the customer is one year or less.

Impact on Reported Amounts
We adopted ASU 2014-09, Revenue From Contracts with Customers, effective January 1, 2018 using the modified retrospective method. As a result, we recognized a cumulative-effect adjustment to January 1, 2018 retained earnings. Comparative prior year period amounts are reported in accordance with previous accounting standards. The adoption of the new revenue recognition standard impacted our reported amounts in 2018 as follows:

(In millions)	As reported	Impact of New Revenue Recognition Standard	Pro Forma under Old Revenue Recognition Standard
Three months ended March 31, 2018

Statement of Operations
Revenues	$879.1	3.0	876.1
Operating profit	64.8	1.0	63.8
Net income attributable to Brink's	22.3	0.6	21.7

As of March 31, 2018
Balance Sheet
Prepaid expenses and other assets	$151.8	1.5	150.3
Other assets	155.4	1.7	153.7
Retained earnings	582.9	2.1	580.8

Note 3 - Segment information

The Brink’s Company offers transportation and logistics management services for cash and valuables throughout the world.

Core services include:

•	Cash-in-Transit (“CIT”) Services – armored vehicle transportation of valuables

•	ATM Services – replenishing and maintaining customers’ automated teller machines; providing network infrastructure services

High-value services include:

•	Global Services – secure international transportation of valuables

•	Cash Management Services

◦	Currency and coin counting and sorting; deposit preparation and reconciliations; other cash management services

◦	Safe and safe control device installation and servicing (including our patented CompuSafe® service)

◦	Vaulting services

◦	Check imaging services for banking customers

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

The following table summarizes our revenues and segment profit for each of our reportable segments and reconciles these amounts to consolidated revenues and operating profit:

	Revenues		Operating Profit
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2018	2017	2018	2017
Reportable Segments:
North America	$320.1	304.6	$20.6	10.2
South America	254.8	202.2	55.6	39.2
Rest of World	278.4	233.5	25.6	25.4
Total reportable segments	853.3	740.3	101.8	74.8

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	—	—	(31.1)	(19.2)
Foreign currency transaction gains	—	—	(0.5)	(1.2)
Reconciliation of segment policies to GAAP	—	—	1.3	(0.9)
Other items not allocated to segments:
Venezuela operations	25.8	48.1	3.5	21.1
Reorganization and Restructuring	—	—	(3.7)	(4.1)
Acquisitions and dispositions	—	—	(6.5)	0.4
Total	$879.1	788.4	$64.8	70.9

Note 4 - Retirement benefits

Pension plans

We have various defined-benefit pension plans covering eligible current and former employees.  Benefits under most plans are based on salary and years of service.

The components of net periodic pension cost for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2018	2017	2018	2017	2018	2017

Three months ended March 31,

Service cost	$—	—	3.0	2.9	3.0	2.9
Interest cost on projected benefit obligation	8.0	8.8	4.0	4.8	12.0	13.6
Return on assets – expected	(13.4)	(13.3)	(2.9)	(2.4)	(16.3)	(15.7)
Amortization of losses	7.1	6.3	1.3	1.3	8.4	7.6
Amortization of prior service cost	—	—	0.2	0.2	0.2	0.2
Settlement loss	—	—	0.5	0.3	0.5	0.3
Net periodic pension cost	$1.7	1.8	6.1	7.1	7.8	8.9
We did not make cash contributions to the primary U.S. pension plan in 2017 or the first three months of 2018.  Based on assumptions described in our Annual Report on Form 10-K for the year ended December 31, 2017, we do not expect to make any additional contributions to the primary U.S. pension plan.

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

The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

	UMWA Plans		Black Lung and Other Plans		Total
(In millions)	2018	2017	2018	2017	2018	2017

Three months ended March 31,

Interest cost on accumulated postretirement benefit obligations	$4.5	4.4	0.7	0.7	5.2	5.1
Return on assets – expected	(4.2)	(4.2)	—	—	(4.2)	(4.2)
Amortization of losses	5.5	4.4	1.2	0.9	6.7	5.3
Amortization of prior service (credit) cost	(1.1)	(1.1)	0.3	0.5	(0.8)	(0.6)
Net periodic postretirement cost	$4.7	3.5	2.2	2.1	6.9	5.6
The components of net periodic pension cost and net periodic postretirement cost other than the service cost component are included in interest and other income (expense) in the condensed consolidated statements of operations.

Note 5 - Income taxes

	Three Months Ended March 31,
	2018	2017
Continuing operations
Provision for income taxes (in millions)	$11.4	14.4
Effective tax rate	31.1%	26.2%

Tax Reform
On December 22, 2017, the Tax Reform Act was enacted into law.  The Tax Reform Act included a reduction in the federal tax rate for corporations from 35% to 21% as of January 1, 2018, a one-time transition tax on the cumulative undistributed earnings of foreign subsidiaries as of December 31, 2017, a repeal of the corporate alternative minimum tax, and more extensive limitations on deductibility of performance-based compensation for named executive officers.  Other provisions effective as of January 1, 2018, which could materially impact the Company in the near-term, included the creation of a new U.S. minimum tax on foreign earnings called the Global Intangible Low-Taxed Income (“GILTI”) and limitations on the deductibility of interest expense.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Reform Act, the Company recorded provisional amounts as of December 31, 2017, in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”).  We recorded a provisional one-time non-cash charge of $92 million in the fourth quarter of 2017 to remeasure the deferred tax assets for the new rate and for other legislative changes.  We do not expect a U.S. federal current tax liability for the transition tax due to our high-tax foreign income, but we recorded a provisional $31.1 million foreign tax credit offset with a full valuation allowance related to the transition tax. We did not record a current state tax liability related to the transition tax in accordance with the interpretation of existing state laws and the provisional estimates. The Company has not yet adopted an accounting policy related to the provision of deferred taxes related to GILTI.  We did not change our assertion on the determination of which subsidiaries that we consider to be permanently invested and for which we do not expect to repatriate to the U.S. as a result of the Tax Reform Act.  We will continue to collect and analyze data, including the undistributed earnings of foreign subsidiaries and related taxes, interpret the Tax Reform Act and apply the additional guidance and legislative changes to be issued by the U.S. federal and state authorities and may be required to make adjustments to these provisional amounts.  We have not recorded any changes to the 2017 provisional amount in the first three months of 2018 and will complete the 2017 accounting for the Tax Reform Act by the end of 2018 in accordance with SAB 118.

2018 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first three months of 2018 was greater than the 21% U.S. statutory tax rate primarily due to the geographical mix of earnings, the seasonality of book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on cross border payments and the characterization of a French business tax as an income tax, partially offset by the significant tax benefits related to the distribution of share-based payments and a French income tax credit.

2017 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first three months of 2017 was less than the 35% U.S. statutory tax rate primarily due to the significant tax benefits related to the distribution of share-based payments partially offset by the impact of Venezuela’s earnings and related tax expense.  The other items that cause the rate to be higher include the seasonality of book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on cross border payments and the characterization of a French business tax as an income tax, partially offset by the geographical mix of earnings and a French income tax credit.

Note 6 - Acquisitions

We did not acquire any business operations in the first three months of 2018. In 2017, we acquired six business operations in various countries. We accounted for these acquisitions as business combinations using the acquisition method. Under the acquisition method of accounting, assets acquired and liabilities assumed from these operations are recorded at fair value on the date of acquisition. The condensed consolidated statements of operations include the results of operations for each acquired entity from the date of acquisition.

Maco Transportadora de Caudales S.A. (“Maco Transportadora”)
Argentine Cash in Transit (“CIT”) and Money Processing business

On July 18, 2017, we acquired 100% of the shares of Maco Transportadora for approximately $205 million. The total purchase price will be paid in cash and approximately $174 million was paid to the sellers through March 31, 2018. The remaining amount will be paid in scheduled installments over the next two years with the final amount based partially on the retention of customer revenue versus a target revenue amount. This contingent consideration arrangement requires us to pay a potential undiscounted amount between $0 to $30 million based on retaining the revenue levels of existing customers at the acquisition date. If there is a shortfall in revenues, a multiple of 2.5 is applied to the revenue shortfall and the contingent consideration to be paid to the former owners is reduced.  We are using a probability-weighted approach to estimate the fair value of the contingent consideration and expect to finalize this estimate in the fourth quarter of 2017. The fair value of the contingent consideration reflected in the table below is the present value of the full $30 million potentially payable as of March 31, 2018.

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

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration

Cash paid through March 31, 2018	$173.6
Fair value of future payments to sellers	2.2
Contingent consideration	28.7
Fair value of purchase consideration	$204.5

Fair value of net assets acquired

Cash	$10.3
Accounts receivable	16.6
Other current assets	0.6
Property and equipment, net	2.4
Intangible assets(a)	60.2
Goodwill(b)	147.6
Other noncurrent assets	0.1
Current liabilities	(11.8)
Noncurrent liabilities	(21.5)
Fair value of net assets acquired	$204.5

(a)	Intangible assets are composed of customer relationships, trade name and non-competition agreements. Final allocation will be determined once the valuation is complete.

(b)
Consists of intangible assets that do not qualify for separate recognition, combined with synergies expected from integrating Maco Transportadora’s operations into our existing Brink’s Argentina operations. All of the goodwill has been assigned to the South America reporting unit and is not expected to be deductible for tax purposes.

Other acquisitions in 2017

On March 14, 2017, we acquired 100% of the capital stock of American Armored Transport, Inc. ("AATI"). AATI provides secured trucking transportation of high-value cargo throughout the continental United States and is expected to complement our existing tractor trailer business in the United States.

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
The aggregate purchase price of these five business acquisitions (AATI, Pag Facil, LGS, Maco Litoral and Temis) was approximately $159 million. These five acquired operations employ approximately 1,700 people in the aggregate.

For these five business acquisitions (AATI, Pag Facil, LGS, Maco Litoral and Temis), we have provisionally estimated fair values for the assets purchased and liabilities assumed as of the date of the acquisitions. These estimated amounts are aggregated in the following table. The determination of estimated fair value required management to make significant estimates and assumptions. The amounts reported are considered provisional as we are completing the valuations that are required to allocate the purchase price, as a result, the allocation of the purchase price and the amount of goodwill and intangibles may change in the future. Our fair value estimates of acquisition date goodwill increased approximately $12 million, acquisition date intangible assets decreased approximately $11 million, and acquisition date noncurrent liabilities increased approximately $8 million as compared to our initial estimates in the period of acquisition. There have been no other significant changes to our fair value estimates of the net assets acquired for these acquisitions.

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration

Cash paid through March 31, 2018	$160.4
Indemnification asset	(5.6)
Fair value of future payments to sellers	3.9
Fair value of purchase consideration	$158.7

Fair value of net assets acquired

Cash	$7.4
Accounts receivable	20.1
Property and equipment, net	14.0
Intangible assets (a)	39.6
Goodwill (b)	117.4
Other current and noncurrent assets	5.5
Current liabilities	(23.5)
Noncurrent liabilities	(21.8)
Fair value of net assets acquired	$158.7

(a)	Intangible assets are composed of customer relationships, trade names and non-competition agreements. Final allocation will be determined after all valuations have been completed.

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

Pro Forma disclosures

The pro forma consolidated results of Brink’s presented below reflect a hypothetical ownership as of January 1, 2016 of the businesses we acquired during 2017. We did not acquire any business operations in the first three months of 2018.

(In millions)	Revenue	Net income attributable to Brink's

Actual results included in Brink's consolidated results for businesses acquired in 2017 from the date of acquisition

Three months ended March 31, 2018
Maco Transportadora	$24.3	3.4
Other acquisitions(a)	29.8	0.1
Total	$54.1	3.5

Three months ended March 31, 2017
Maco Transportadora	$—	—
Other acquisitions(a)	0.6	0.1
Total	$0.6	0.1

Pro forma results of Brink's for the three months ended March 31,
2018
Brink's as reported	$879.1	22.3
Maco Transportadora(b)	—	—
Other acquisitions(b)	—	—
Total	$879.1	22.3

2017
Brink's as reported	$788.4	34.7
Maco Transportadora(b)	24.9	2.6
Other acquisitions(b)	28.0	0.5
Total	$841.3	37.8

(a)	Includes the actual results of AATI, Pag Facil, LGS, Maco Litoral and Temis.

(b)	Represents amounts prior to acquisition by Brink's in 2017. We did not acquire any business operations in the first three months of 2018.

Acquisition costs

We have incurred $0.5 million in transaction costs related to business acquisitions in the first three months of 2018 ($0.2 million in the first three months of 2017). These costs are classified in the condensed consolidated statement of operations as selling, general and administrative expenses.

Note 7 - Accumulated other comprehensive income (loss)

Other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive loss into earnings, was as follows:

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Three months ended March 31, 2018

Amounts attributable to Brink's:
Benefit plan adjustments	$(1.0)	0.3	14.8	(3.4)	10.7
Foreign currency translation adjustments	0.1	—	—	—	0.1
Gains (losses) on cash flow hedges	0.4	(0.1)	—	—	0.3
	(0.5)	0.2	14.8	(3.4)	11.1

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	—	—	0.2	—	0.2
Foreign currency translation adjustments	0.9	—	—	—	0.9
	0.9	—	0.2	—	1.1

Total
Benefit plan adjustments(a)	(1.0)	0.3	15.0	(3.4)	10.9
Foreign currency translation adjustments	1.0	—	—	—	1.0
Gains (losses) on cash flow hedges(c)	0.4	(0.1)	—	—	0.3
	$0.4	0.2	15.0	(3.4)	12.2

Three months ended March 31, 2017

Amounts attributable to Brink's:
Benefit plan adjustments	$(1.5)	0.2	12.6	(4.5)	6.8
Foreign currency translation adjustments	26.3	—	—	—	26.3
Unrealized gains (losses) on available-for-sale securities	0.2	(0.1)	—	—	0.1
Gains (losses) on cash flow hedges	(0.2)	—	0.2	—	—
	24.8	0.1	12.8	(4.5)	33.2

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	—	—	0.2	—	0.2
Foreign currency translation adjustments	0.9	—	—	—	0.9
	0.9	—	0.2	—	1.1

Total
Benefit plan adjustments(a)	(1.5)	0.2	12.8	(4.5)	7.0
Foreign currency translation adjustments	27.2	—	—	—	27.2
Unrealized gains (losses) on available-for-sale securities(b)	0.2	(0.1)	—	—	0.1
Gains (losses) on cash flow hedges(c)	(0.2)	—	0.2	—	—
	$25.7	0.1	13.0	(4.5)	34.3

(a)
The amortization of actuarial losses and prior service cost is part of total net periodic retirement benefit cost when reclassified to net income.  Net periodic retirement benefit cost also includes service cost, interest cost, expected return on assets, and settlement losses.  Total service cost is allocated between cost of revenues and selling, general and administrative expenses on a plan-by-plan basis and the remaining net periodic retirement benefit cost items are allocated to interest and other income (expense):

	Three Months Ended March 31,
(In millions)	2018	2017
Total net periodic retirement benefit cost included in:
Cost of revenues	$2.4	2.3
Selling, general and administrative expenses	0.6	0.6
Interest and other income (expense)	11.7	11.6

(b)
Prior to adoption of ASU 2016-01 (see Note 1) in the first quarter of 2018, gains and losses on sales of available-for-sale securities were reclassified from accumulated other comprehensive loss to the condensed consolidated statements of operations when the gains or losses were realized.  Pretax amounts were classified in the condensed consolidated statements of operations as interest and other income (expense).

(c)	Pretax gains and losses on cash flow hedges are classified in the condensed consolidated statements of operations as:

•	other operating income (expense) (no gains or losses in the three months ended March 31, 2018 and $0.2 million of losses in the three months ended March 31, 2017)

•	interest and other income (expense) (no gains or losses in the three months ended March 31, 2018 and no gains or losses in the three months ended March 31, 2017).

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

(In millions)	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2017	$(601.0)	(327.4)	1.1	0.7	(926.6)
Other comprehensive income (loss) before reclassifications	(0.7)	0.1	—	0.3	(0.3)
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	11.4	—	—	—	11.4
Other comprehensive income (loss) attributable to Brink's	10.7	0.1	—	0.3	11.1
Cumulative effect of change in accounting principle(a)	—	—	(1.1)	—	(1.1)
Balance as of March 31, 2018	$(590.3)	(327.3)	—	1.0	(916.6)

(a)	We adopted ASU 2016-01 (see Note 1) effective January 1, 2018 and recognized a cumulative-effect adjustment to retained earnings.

Note 8 - Fair value of financial instruments

Investments in Mutual Funds
We have investments in mutual funds that are carried at fair value in the financial statements. For these investments, fair value was based on quoted market prices, which we have categorized as a Level 1 valuation.

Fixed-Rate Debt
The fair value and carrying value of our fixed-rate debt are as follows:

(In millions)	March 31, 2018	December 31, 2017

Senior unsecured notes
Carrying value	$600.0	600.0
Fair value	558.9	590.6

The fair value estimate of our senior unsecured notes was based on the present value of future cash flows, discounted at rates for similar instruments at the measurement date, which we have categorized as a Level 3 valuation.

Forward and Swap Contracts
We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At March 31, 2018, the notional value of our shorter term outstanding foreign currency forward and swap contracts was $170.5 million, with average maturities of approximately one month.  These shorter term foreign currency forward and swap contracts primarily offset exposures in the euro and the British pound and are not designated as hedges for accounting purposes. At March 31, 2018, the fair value of these shorter term foreign currency contracts was not significant.

In the first quarter of 2016, we entered into two interest rate swaps which hedge cash flow risk associated with changes in variable interest rates and which are designated as cash flow hedges accounting purposes. At March 31, 2018, the notional value of these contracts was $40 million with a remaining weighted-average maturity of 1.5 years. At March 31, 2018, the fair value of these interest rates swaps was a net asset of $1.4 million, of which $0.3 million was included in prepaid expenses and other and $1.1 million was included in other assets on the condensed consolidated balance sheet.

The fair values of these forward and swap contracts are based on the present value of net future cash payments and receipts, which we have categorized as a Level 2 valuation.

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

We used a probability-weighted approach to estimate the fair value of these contingent consideration payments. The fair value of the contingent consideration is the present value of the full $30.3 million potentially payable as of March 31, 2018 as we believe it is unlikely that the contingent consideration payments will be reduced for a revenue shortfall.

At March 31, 2018, we had recognized contingent consideration liabilities of $29.3 million of which $14.9 million was included in accrued liabilities and $14.4 million in other. The fair value of these liabilities was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represent a Level 3 valuation. The significant inputs in the Level 3 valuation not supported by market activity included our probability assessments of expected future cash flows related to our acquisition of this entity during the period from acquisition to the estimated settlement date of the remaining payments. Subsequent to the respective acquisition dates to each measurement date, changes in these liabilities due to the passage of time and the corresponding impact of discounting as well as the impact of changes in exchange rates between the Argentine peso and the U.S. dollar, were and will be recognized in earnings.

The contingent consideration payments may differ from the amounts that are ultimately paid, with any changes in the liabilities recorded in interest and other expense in our condensed consolidated statements of operations until the liabilities are settled.

Other Financial Instruments
Other financial instruments include cash and cash equivalents, accounts receivable, floating rate debt, accounts payable and accrued liabilities.  The financial statement carrying amounts of these items approximate the fair value.

There were no transfers in or out of any of the levels of the valuation hierarchy in the first three months of 2018.

Note 9 - Debt

	March 31,	December 31,
(In millions)	2018	2017
Debt:
Short-term borrowings
Restricted cash borrowings(a)	$28.6	27.0
Other	36.2	18.2
Total short-term borrowings	$64.8	45.2

Long-term debt
Bank credit facilities:
Term loan A(b)	$485.3	491.4
Senior unsecured notes(c)	591.4	591.2
Other	12.6	12.0
Capital leases	101.6	96.9
Total long-term debt	$1,190.9	1,191.5

Total debt	$1,255.7	1,236.7

Included in:
Current liabilities	$118.0	97.1
Noncurrent liabilities	1,137.7	1,139.6
Total debt	$1,255.7	1,236.7

(a)
These amounts are for short-term borrowings related to cash borrowed under lending arrangements used in the process of managing customer cash supply chains, which is currently classified as restricted cash and not available for general corporate purposes. See Note 12 for more details.

(b)	Amounts outstanding are net of unamortized debt costs of $2.2 million as of March 31, 2018 and $2.3 million as of December 31, 2017.

(c)	Amounts outstanding are net of unamortized debt costs of $8.6 million as of March 31, 2018 and $8.8 million as of December 31, 2017.

Long-Term Debt

Senior Secured Credit Facility
In October 2017, we entered into a senior secured credit facility (the “Senior Secured Credit Facility”) with Wells Fargo Bank, National Association, as administrative agent, consisting of a $1 billion Revolving Credit Facility and a $500 million Term Loan Facility. Loans under the Revolving Credit Facility mature five years after the closing date (October 17, 2022) and loans under the Term Loan Facility amortize five percent annually and mature five years after the closing date. Interest rates for the Senior Secured Credit Facility are based on LIBOR plus a margin or an alternate base rate plus a margin. The Revolving Credit Facility allows us to borrow money or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of March 31, 2018, $1 billion was available under the Revolving Credit Facility. The obligations under the Senior Secured Credit Facility are secured by a first-priority lien on all or substantially all of the assets of the Company and certain of its domestic subsidiaries, including a first-priority lien on equity interests of certain of the Company’s direct and indirect subsidiaries. The Company and certain of its domestic subsidiaries also guarantee the obligations under the Senior Secured Credit Facility.

The margin on both LIBOR and alternate base rate borrowings under the Senior Secured Credit Facility is based on the Company’s consolidated net leverage ratio. The margin on LIBOR borrowings, which can range from 1.25% to 2.50%, was 1.75% at March 31, 2018. The margin on alternate base rate borrowings, which can range from 0.25% to 1.50%, was 0.75% as of March 31, 2018. We also pay an annual commitment fee on unused portion the Revolving Credit Facility based on the Company’s consolidated net leverage ratio. The commitment fee, which can range from 0.15% to 0.40%, was 0.25% as of March 31, 2018.

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

The aggregate proceeds from the Senior Secured Credit Facility and the Senior Notes were used in part to repay certain prior indebtedness and certain fees and expenses related to the closing of the transactions. Remaining net proceeds are expected to be used for working capital needs, capital expenditures, acquisitions and other general corporate purposes.

Letter of Credit Facilities
As of March 31, 2018, we had one $10 million unsecured multi-currency revolving bank credit facility, of which $5 million was available. This facility can be used solely for the issuance of letters of credit and bank guarantees. As of March 31, 2018, we had undrawn letters of credit and guarantees of $5 million issued under this facility, which expires in March 2019.

We have a $40 million uncommitted letter of credit facility that expires in May 2018. As of March 31, 2018, $11 million was utilized. We have two unsecured letter of credit facilities totaling $94 million, of which approximately $40 million was available at March 31, 2018. At March 31, 2018, we had undrawn letters of credit and guarantees of $54 million issued under these letter of credit facilities. The $40 million facility expires in December 2018 and the $54 million facility expires in December 2019. The Senior Secured Credit Facility is also available for issuance of letters of credit and bank guarantees.

The Senior Secured Credit Facility, Senior Unsecured Notes, the unsecured multi-currency revolving bank credit facilities and the letter of credit facilities contain various financial and other covenants. The financial covenants, among other things, limit our ability to provide liens, restrict fundamental changes, limit transactions with affiliates and unrestricted subsidiaries, restrict changes to our fiscal year and to organizational documents, limit asset dispositions, limit the use of proceeds from asset sales, limit sale and leaseback transactions, limit investments, limit the ability to incur debt, restrict certain payments to shareholders, limit negative pledges, limit the ability to change the nature of our business, provide for a maximum consolidated net leverage ratio and provide for minimum coverage of interest costs. If we were not to comply with the terms of our various financing agreements, the repayment terms could be accelerated and the commitments could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other financing agreements. We were in compliance with all financial covenants at March 31, 2018.

Note 10 - Share-based compensation plans

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

Outstanding awards at March 31, 2018, include performance share units, restricted stock units, deferred stock units, performance-based stock options, time-based stock options and certain awards that will be settled in cash.

Compensation Expense
Compensation expense is measured using the fair-value-based method.  For employee and director awards considered equity grants, compensation expense is recognized from the award or grant date to the earlier of the retirement-eligible date or the vesting date. For awards considered liability awards, compensation cost is based on the change in the fair value of the instrument for each reporting period and the percentage of the requisite service that has been rendered. Compensation cost associated with liability awards was not significant in the three months ended March 31, 2018 or the prior year period.

Compensation expenses are classified as selling, general and administrative expenses in the condensed consolidated statements of operations. Compensation expenses for the share-based awards were as follows:

	Compensation Expense
	Three Months Ended March 31,
(in millions)	2018	2017

Performance Share Units	$3.9	2.6
Market Share Units	0.1	0.1
Restricted Stock Units	1.8	1.2
Deferred Stock Units and fees paid in stock	0.2	0.2
Stock Options	0.8	0.4
Share-based payment expense	6.8	4.5
Income tax benefit	(1.6)	(1.6)
Share-based payment expense, net of tax	$5.2	2.9
Performance-Based Stock Options
In 2018, 2017 and 2016, we granted performance-based stock options that have a service condition as well as a market condition. In addition, some of the awards granted in 2016 contain a non-financial performance condition. We measure the fair value of these performance-based options at the grant date using a Monte Carlo simulation model.

The following table summarizes performance-based stock option activity during the first three months of 2018:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2017	879.8	$8.04
Granted	417.6	16.73
Forfeited	—	—
Exercised	—	—
Outstanding balance as of March 31, 2018	1,297.4	$10.83

Time-Based Stock Options
Prior to 2018, we granted time-based stock options that contain only a service condition. We measured the fair value of these time-based options at the grant date using a Black-Scholes-Merton option pricing model.

The following table summarizes time-based stock option activity during the first three months of 2018:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2017	40.6	$8.66
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding balance as of March 31, 2018	40.6	$8.66
Restricted Stock Units (“RSUs”)
We granted RSUs that contain only a service condition. We measure the fair value of RSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period.

The following table summarizes RSU activity during the first three months of 2018:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2017	265.8	$39.80
Granted	79.0	72.28
Forfeited	(0.5)	51.96
Vested	(90.1)	36.11
Nonvested balance as of March 31, 2018	254.2	$51.18
Performance Share Units ("PSUs”)
Prior to 2016, we granted PSUs that contained a performance condition, a market condition and a service condition ("Prior PSUs"). After 2015, we granted Internal Metric PSUs ("IM PSUs") and Total Shareholder Return PSUs ("TSR PSUs").

IM PSUs contain a performance condition as well as a service condition. We measure the fair value of these PSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period. For the IM PSUs granted in 2018, the performance period is from January 1, 2018 to December 31, 2020.

TSR PSUs contain a market condition as well as a service condition. We measure the fair value of PSUs containing a market condition at the grant date using a Monte Carlo simulation model.  For the TSR PSUs granted in 2018, the performance period is from January 1, 2018 to December 31, 2020.

The following table summarizes all PSU activity during the first three months of 2018:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2017	671.2	$37.26
Granted	169.7	73.48
Forfeited	—	—
Vested(a)	(137.7)	29.17
Nonvested balance as of March 31, 2018	703.2	$47.57

(a)
The vested Prior PSUs presented are based on the target amount of the award. In accordance with the terms of the underlying award agreements, the actual shares earned and distributed for the performance period ended December 31, 2017 were 344.3.

Market Share Units ("MSUs”)
Prior to 2016, we granted MSUs that contained a market condition as well as a service condition. We measured the fair value of MSUs using a Monte Carlo simulation model.

The following table summarizes all MSU activity during the first three months of 2018:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2017	74.2	$30.37
Granted	—	—
Forfeited	—	—
Vested(a)	(74.2)	30.37
Nonvested balance as of March 31, 2018	—	$—

(a)
The vested MSUs presented are based on the target amount of the award. In accordance with the terms of the underlying award agreements, the actual shares earned and distributed for the performance period ended December 31, 2017 were 111.3. No additional compensation expense was required to be recognized for the additional shares distributed, as the market condition was included in the $30.37 grant date fair value.

Deferred Stock Units ("DSUs")
We granted DSUs to our independent directors. We measure the fair value of DSUs at the grant date, based on the price of Brink's stock, adjusted for a discount for dividends not received or accrued during the vesting period.

Since 2015, our independent directors received grants of DSUs that vest and will be paid out in shares of Brink's stock on the first anniversary of the grant date, provided that the director has not elected to defer the distribution of shares until a later date. DSUs granted prior to 2015, in general, will be paid out in shares of stock following separation from service.
The following table summarizes all DSU activity during the first three months of 2018:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2017	10.9	$60.80
Granted	0.7	74.81
Forfeited	—	—
Vested	—	—
Nonvested balance as of March 31, 2018	11.6	$61.74

Note 11 - Shares used to calculate earnings per share

	Three Months Ended March 31,
(In millions)	2018	2017

Weighted-average shares:
Basic(a)	50.9	50.5
Effect of dilutive stock awards and options	1.2	1.0
Diluted	52.1	51.5

Antidilutive stock awards and options excluded from denominator	—	—

(a)
We have deferred compensation plans for directors and certain of our employees.  For participants electing to defer compensation into common stock units, amounts owed to participants will be paid out in shares of Brink's common stock.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average units credited to employees and directors under the deferred compensation plans.  Accordingly, included in basic shares are 0.3 million in the three months ended March 31, 2018, and 0.4 million in the three months ended March 31, 2017.

Note 12 - Supplemental cash flow information

	Three Months Ended March 31,
(In millions)	2018	2017
Cash paid for:
Interest	$7.5	5.8
Income taxes, net	20.5	17.9

Non-cash Investing and Financing Activities
We acquired $9.5 million in armored vehicles and other equipment under capital lease arrangements in the first three months of 2018 compared to $14.8 million in armored vehicles and other equipment acquired under capital lease arrangements in the first three months of 2017.

Restricted Cash (Cash Supply Chain Services)
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

At March 31, 2018, we held $159.4 million of restricted cash ($28.6 million represented short-term borrowings, $118.6 million represented restricted cash held for customers, and $12.2 million represented accrued liabilities). At December 31, 2017, we held $112.6 million of restricted cash ($27.0 million represented short-term borrowings, $74.7 million represented restricted cash held for customers and $10.9 million represented accrued liabilities).

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

	March 31,	December 31,
(In millions)	2018	2017
Cash and cash equivalents	$562.2	614.3
Restricted cash	159.4	112.6
Total, cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$721.6	726.9

Note 13 - Contingent matters

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

Note 14 - Reorganization and Restructuring

2016 Reorganization and Restructuring
In the fourth quarter of 2016, management implemented restructuring actions across our global business operations and our corporate functions. As a result of these actions, we recognized $18.1 million in related 2016 costs. We recognized an additional $17.3 million in 2017 under this restructuring for additional costs related to severance, asset-related adjustments, a benefit program termination and lease terminations. We recognized an additional $2.7 million in the first three months of 2018 under this restructuring for severance costs and asset-related adjustments. Severance actions are expected to reduce our global workforce by 800 to 900 positions and result in approximately $20 million in annualized cost savings when this restructuring is finalized. We expect to incur additional costs between $7 and $9 million in future periods, primarily severance costs.

The following table summarizes the costs incurred, payments and utilization, and foreign currency exchange effects of the 2016 Reorganization and Restructuring:

(In millions)	Asset Related Adjustments	Severance Costs	Lease Terminations	Total

Balance as of January 1, 2017	$—	7.0	0.6	7.6
Expense (benefit)	1.0	1.8	—	2.8
Payments and utilization	(1.0)	(4.5)	0.2	(5.3)
Balance as of March 31, 2017	$—	4.3	0.8	5.1

Balance as of January 1, 2018	$—	1.6	0.4	2.0
Expense (benefit)	1.2	1.5	—	2.7
Payments and utilization	(1.2)	(1.9)	(0.1)	(3.2)
Foreign currency exchange effects	—	0.1	—	0.1
Balance as of March 31, 2018	$—	1.3	0.3	1.6

Other Restructurings
Management routinely implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized $1.0 million in the first three months of 2018, primarily severance costs. When completed, the current routine restructuring actions will reduce our workforce by 200 to 300 positions and result in approximately $4 million in annualized cost savings. For the current restructuring actions, we expect to incur additional costs between $1 and $3 million in future periods.

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

•
Payment Services – bill payment and processing services on behalf of utility companies and other billers at any of our Brink’s or Brink’s-operated  payment locations in Brazil, Colombia, Panama, and Mexico and Brink’s Money™ general purpose reloadable prepaid cards and payroll cards in the U.S.

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

We have three operating segments:

•	North America

•	South America

•	Rest of World.

RESULTS OF OPERATIONS

Consolidated Review

GAAP and Non-GAAP Financial Measures
We provide an analysis of our operations below on both a generally accepted accounting principles (“GAAP”) and non-GAAP basis.  The purpose of the non-GAAP information is to report our operating profit, income from continuing operations and earnings per share without certain income and expense items that do not reflect the regular earnings of our operations.  The non-GAAP financial measures are intended to provide investors with a supplemental comparison of our operating results and trends for the periods presented. Our management believes these measures are also useful to investors as such measures allow investors to evaluate our performance using the same metrics that our management uses to evaluate past performance and prospects for future performance. We do not consider these items to be reflective of our core operating performance due to the variability of such items from period-to-period in terms of size, nature and significance.  The non-GAAP adjustments used to reconcile our GAAP results are described on pages 34–35 and are reconciled to comparable GAAP measures on pages 40–42.

Definition of Organic Growth
Organic growth represents the change in revenues or operating profit between the current and prior period, excluding the effect of acquisitions and dispositions and changes in currency exchange rates. See definitions on page 33.

	Three Months Ended March 31,		%
(In millions, except for per share amounts)	2018	2017	Change
GAAP
Revenues	879.1	788.4	12
Cost of revenues	693.6	610.3	14
Selling, general and administrative expenses	123.1	107.1	15
Operating profit	64.8	70.9	(9)
Income from continuing operations(a)	22.1	34.7	(36)
Diluted EPS from continuing operations(a)	0.42	0.67	(37)

Non-GAAP(b)
Non-GAAP revenues	853.3	740.3	15
Non-GAAP operating profit	71.5	53.5	34
Non-GAAP income from continuing operations(a)	33.8	30.0	13
Non-GAAP diluted EPS from continuing operations(a)	0.65	0.58	12

(a)	Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.

(b)	Non-GAAP results are reconciled to the applicable GAAP results on pages 40–42.

GAAP Basis
Analysis of Consolidated Results: First Quarter 2018 versus First Quarter 2017
Consolidated Revenues  Revenues increased $90.7 million as organic growth in Venezuela ($338.1 million), South America ($35.7 million), North America ($5.2 million), and Rest of World ($3.8 million) and the favorable impact of acquisitions ($50.9 million) were partially offset by unfavorable changes in currency exchange rates ($343.0 million). A significant portion of the reduction in revenues from currency exchange rates relates to the strengthening of the U.S. dollar against the Venezuela bolivar ($360.4 million).  Revenues increased 49% on an organic basis due mainly to higher average selling prices in Venezuela and Argentina (including the effects of inflation) and organic revenue growth in Brazil and Mexico from volume growth and price increases. See above for our definition of “organic.”

Consolidated Costs and Expenses  Cost of revenues increased 14% to $693.6 million primarily due to the impact of acquisitions and inflation-based organic increases in labor and other operational costs, partially offset by changes in currency exchange rates. Selling, general and administrative costs increased 15% to $123.1 million due primarily to organic increases in compensation costs and the impact of acquisitions, partially offset by changes in currency exchange rates.

Consolidated Operating Profit  We believe our current operating profit margin in our North America segment is lower than our other segments and our competitors as our vehicle and labor expenses are too high.  We are working to increase our operating profit margin by implementing productivity improvements aimed at reducing vehicle and labor expenses and by selling higher valued services.  We expect our North America segment operating profit margin will be more comparable to our Rest of World segment in the future, but will not achieve the same level as our South America segment, where profit margins are higher for us and our competitors due to market conditions.

Operating profit decreased $6.1 million due mainly to:

•	unfavorable changes in currency exchange rates ($12.7 million), including the effects of Venezuela devaluations,

•	higher corporate expenses ($9.9 million on an organic basis) due to higher security-related costs and incentive-based compensation,

•	an organic decrease in Venezuela ($8.7 million)

•
higher costs related to business acquisitions and dispositions ($6.9 million), primarily from the impact of intangible asset amortization and acquisition-related severance charges in the first quarter of 2018, partially offset by:

•	organic increases in South America ($16.3 million) and North America ($9.2 million), and

•	the favorable operating impact of recent business acquisitions ($9.0 million), excluding intangible asset amortization and acquisition-related severance charges.

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Income from continuing operations attributable to Brink’s shareholders in 2018 decreased $12.6 million to $22.1 million due to higher interest expense ($10.2 million) and the operating profit decrease mentioned above, partially offset by the corresponding lower income tax expense ($3.0 million) and lower income attributable to noncontrolling interests ($2.6 million). Earnings per share from continuing operations was $0.42, down from $0.67 in the first quarter of 2017.

Non-GAAP Basis
Analysis of Consolidated Results: First Quarter 2018 versus First Quarter 2017
Non-GAAP Consolidated Revenues  Non-GAAP revenues increased $113.0 million primarily due to the favorable impact of acquisitions ($50.9 million), organic growth in South America ($35.7 million), North America ($5.2 million), and Rest of World ($3.8 million), as well as the favorable impact of currency exchange rates ($17.4 million). The favorable currency impact was driven by the euro and Mexican peso and was partially offset by the unfavorable impact of the Argentine peso and Brazilian real. Non-GAAP revenues increased 6% on an organic basis due mainly to higher average selling prices in Argentina (including the effects of inflation) and organic revenue growth in Brazil and Mexico from volume growth and price increases. See page 31 for our definition of “organic.”

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit increased $18.0 million due mainly to:

•	organic increases in South America ($16.3 million) and North America ($9.2 million), and

•	the favorable operating impact of business acquisitions ($9.0 million), partially offset by:

•	higher corporate expenses ($9.9 million on an organic basis) due to higher security-related costs and incentive-based compensation, and

•	unfavorable changes in currency exchange rates ($3.7 million).

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders in 2018 increased $3.8 million to $33.8 million primarily due to the non-GAAP operating profit increase mentioned above, partially offset by higher interest expense ($10.0 million) and higher non-GAAP income tax expense ($4.9 million). Non-GAAP earnings per share from continuing operations was $0.65, up from $0.58 in the first quarter of 2017.

Revenues and Operating Profit by Segment: First Quarter 2018 versus First Quarter 2017

		Organic	Acquisitions /			% Change
(In millions)	1Q'17	Change	Dispositions(a)	Currency(b)	1Q'18	Total	Organic
Revenues:
North America	$304.6	5.2	1.9	8.4	320.1	5	2
South America	202.2	35.7	36.6	(19.7)	254.8	26	18
Rest of World	233.5	3.8	12.4	28.7	278.4	19	2
Revenues - non-GAAP	740.3	44.7	50.9	17.4	853.3	15	6

Other items not allocated to segments(d)	48.1	338.1	—	(360.4)	25.8	(46)	fav
Revenues - GAAP	$788.4	382.8	50.9	(343.0)	879.1	12	49

Operating profit:
North America	$10.2	9.2	0.3	0.9	20.6	fav	90
South America	39.2	16.3	7.3	(7.2)	55.6	42	42
Rest of World	25.4	(2.9)	1.4	1.7	25.6	1	(11)
Segment operating profit	74.8	22.6	9.0	(4.6)	101.8	36	30
Corporate(c)	(21.3)	(9.9)	—	0.9	(30.3)	42	46
Operating profit - non-GAAP	53.5	12.7	9.0	(3.7)	71.5	34	24

Other items not allocated to segments(d)	17.4	(8.5)	(6.6)	(9.0)	(6.7)	unfav	(49)
Operating profit (loss) - GAAP	$70.9	4.2	2.4	(12.7)	64.8	(9)	6
Amounts may not add due to rounding.

(a)
Non-GAAP amounts include the impact of prior year comparable period results for acquired and disposed businesses. GAAP results also include the impact of acquisition-related intangible amortization, restructuring and other charges, and disposition-related gains/losses.

(b)
The amounts in the “Currency” column consist of the effects of Venezuela devaluations and the sum of monthly currency changes. Monthly currency changes represent the accumulation throughout the year of the impact on current period results of changes in foreign currency rates from the prior year period.

(c)	Corporate expenses are not allocated to segment results. Corporate expenses include salaries and other costs to manage the global business and to perform activities required by public companies.

(d)	See pages 34–35 for more information.

Analysis of Segment Results: First Quarter 2018 versus First Quarter 2017

North America
Revenues increased 5% ($15.5 million) driven by the favorable impact of currency exchange rates ($8.4 million) primarily from the Mexican peso, organic growth of 2% ($5.2 million) and the favorable impact of acquisitions ($1.9 million). Organic revenue increased from price and volume growth in Mexico, partially offset by a decline in the U.S. mainly due to sales of onsite cash recycler services in the first quarter of 2017. Operating profit increased $10.4 million primarily due to organic growth in Mexico and the U.S. Organic profit growth in Mexico was driven by higher volumes and labor-related productivity improvements. Organic profit growth in the U.S. was driven by lower labor costs and other productivity improvements.

South America
Revenues increased 26% ($52.6 million) primarily due to the favorable impact of acquisitions ($36.6 million) and 18% organic growth ($35.7 million), partially offset by the unfavorable impact of currency exchange rates ($19.7 million) mostly from the Argentine peso and Brazilian real. The organic growth was driven by inflation-based price increases in Argentina and price and volume growth in Brazil. Operating profit increased 42% ($16.4 million) driven by organic revenue growth in Argentina and Brazil and the favorable impact of acquisitions ($7.3 million), partially offset by unfavorable currency ($7.2 million) driven by the Argentine peso.

Rest of World
Revenues increased 19% ($44.9 million) due to the favorable impact of currency exchange rates ($28.7 million), primarily from the euro, the favorable impact of acquisitions ($12.4 million) and 2% organic growth ($3.8 million). The organic revenue growth was driven by Greece and Israel, partially offset by a decrease in France due to pricing and volume pressure. Operating profit increased 1% ($0.2 million) due to the favorable impact of currency ($1.7 million) and acquisitions ($1.4 million), mostly offset by an organic decrease ($2.9 million) due to the revenue decline in France.

Income and Expense Not Allocated to Segments

Corporate Expenses

	Three Months Ended March 31,		%
(In millions)	2018	2017	change
General, administrative and other expenses	$(31.1)	(19.2)	62
Foreign currency transaction losses	(0.5)	(1.2)	(58)
Reconciliation of segment policies to GAAP	1.3	(0.9)	fav
Corporate expenses	$(30.3)	(21.3)	42

First quarter 2018 corporate expenses were up $9.0 million versus the prior year quarter and the increase was primarily driven by higher security losses and higher incentive compensation recognized in corporate expenses. Corporate expenses include former non-segment and regional management costs, currency transaction gains and losses, and costs related to global initiatives.

Other Items Not Allocated to Segments

	Three Months Ended March 31,		%
(In millions)	2018	2017	change
Revenues:
Venezuela operations	$25.8	48.1	(46)
Revenues	25.8	48.1	(46)

Operating profit:
Venezuela operations	3.5	21.1	(83)
Reorganization and Restructuring	(3.7)	(4.1)	(10)
Acquisitions and dispositions	(6.5)	0.4	unfav
Operating profit	$(6.7)	17.4	unfav

The impact of other items not allocated to segments was a loss of $6.7 million in the first quarter of 2018 versus the prior year period profit of $17.4 million. The change was primarily due to lower profits from our Venezuela operations and higher acquisition-related charges in the current year quarter.
Venezuela operations We have excluded from our segment results all of our Venezuela operating results due to the Venezuelan government's restrictions that have prevented us from repatriating funds. In light of these unique circumstances, our operations in Venezuela are largely independent of the rest of our global operations. As a result, the Chief Executive Officer, the Company's Chief Operating Decision maker ("CODM"), assesses segment performance and makes resource decisions by segment excluding Venezuela operating results. Additionally, management believes excluding Venezuela from segment results makes it possible to more effectively evaluate the company’s performance between periods. Venezuela operating results include remeasurement gains and losses on monetary assets and liabilities related to currency devaluations. We recognized remeasurement gains of $2.8 million in the first three months of 2018 versus remeasurement losses of $0.3 million in the first three months of 2017.

Factors considered by management in excluding Venezuela results include:

•	Continued inability to repatriate cash to redeploy to other operations or dividend to shareholders

•	Highly inflationary environment

•	Previous fixed exchange rate policy

•	Continued currency devaluations and

•	Difficulty raising prices and controlling costs

Reorganization and Restructuring
2016 Restructuring
In the fourth quarter of 2016, management implemented restructuring actions across our global business operations and our corporate functions. As a result of these actions, we recognized $18.1 million in related 2016 costs. We recognized an additional $17.3 million in 2017 under this restructuring for additional costs related to severance, asset-related adjustments, a benefit program termination and lease terminations. We recognized an additional $2.7 million in the first three months of 2018 under this program for additional asset related and severance costs. Severance actions are expected to reduce our global workforce by 800 to 900 positions and result in approximately $20 million in annualized cost savings when this restructuring is finalized. We expect to incur additional costs between $7 and $9 million in future periods, primarily severance costs.

Other Restructurings
Management routinely implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized $1.0 million in the first three months of 2018, primarily severance costs. When completed, the current restructuring actions will reduce our workforce by 200 to 300 positions and result in approximately $4 million in annualized cost savings. For the current restructuring actions, we expect to incur additional costs between $1 and $3 million in future periods. These estimates will be updated as management targets additional sections of our business.
Due to the unique circumstances around these charges, they have not been allocated to segment results and are excluded from non-GAAP results. Charges related to the employees, assets, leases and contracts impacted by these restructuring actions were excluded from the segments and corporate expenses as shown in the table below.

	Three Months Ended March 31,		%
(In millions)	2018	2017	change
Reportable Segments:
North America	$(0.5)	(1.1)	(55)
South America	(0.8)	(2.4)	(67)
Rest of World	(2.4)	(0.5)	unfav
Total reportable segments	(3.7)	(4.0)	(8)
Corporate items	—	(0.1)	fav
Total	$(3.7)	(4.1)	(10)

Acquisitions and dispositions Certain acquisition and disposition items that are not considered part of the ongoing activities of the business and are special in nature are consistently excluded from non-GAAP results. These items are described below:
2018 Acquisitions and Dispositions

•	Amortization expense for acquisition-related intangible assets was $3.8 million in the first three months of 2018.

•	Severance costs related to our 2017 acquisitions in Argentina, France and Brazil were $2.1 million in the first three months of 2018.

•	Transaction costs related to business acquisitions was $0.5 million in the first three months of 2018.

2017 Acquisitions and Dispositions

•	We recognized $0.8 million in gains in the first quarter of 2017 related to the liquidation of our former cash-in-transit operation in Puerto Rico.

•	Amortization expense for acquisition-related intangible assets was $0.6 million in the first three months of 2017.

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

Changes in exchange rates may also affect transactions that are denominated in currencies other than the functional currency.  From time to time, we use foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At March 31, 2018, the notional value of our shorter term outstanding foreign currency forward and swap contracts was $170.5 million with average contract maturities of approximately one month.  These shorter term foreign currency forward and swap contracts primarily offset exposures in the euro and the British pound.  Additionally, these shorter term contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings.  We recognized losses of $2.1 million on these contracts in the first three months of 2018.  At March 31, 2018, the fair value of these shorter term foreign currency contracts was not significant.

See Note 1 to the condensed consolidated financial statements for a description of government currency processes and restrictions in Venezuela, the effect on our operations, and how we account for currency remeasurement for our Venezuelan subsidiaries.

Other Operating Income (Expense)

Other operating income (expense) includes amounts included in segment results as well as income and expense not allocated to segments.

	Three Months Ended March 31,		%
(In millions)	2018	2017	change
Foreign currency items:
Transaction gains (losses)	$4.4	(2.2)	fav
Foreign currency derivative instrument gains (losses)	(2.1)	0.7	unfav
Gains on sale of property and other assets	0.4	0.2	100
Impairment losses	(1.8)	(0.4)	unfav
Share in earnings of equity affiliates	1.1	0.1	fav
Royalty income	0.5	0.6	(17)
Gains on business acquisitions and dispositions	—	0.8	(100)
Other gains (losses)	(0.1)	0.1	unfav
Other operating income (expense)	$2.4	(0.1)	fav
Other operating income was $2.4 million in the first quarter of 2018 versus $0.1 million of expense in the prior year period. The currency gains in the first quarter of 2018 relate primarily to the remeasurement of bolivar-denominated net monetary payables resulting from Venezuela currency devaluation.

Nonoperating Income and Expense

Interest expense

	Three Months Ended March 31,		%
(In millions)	2018	2017	change
Interest expense	$15.0	4.8	unfav

Interest expense was higher in the first quarter of 2018 compared to the prior year period primarily due to higher borrowing levels due to business acquisitions.

Interest and other income (expense)

	Three Months Ended March 31,		%
(In millions)	2018	2017	change
Interest income	$2.0	0.7	fav
Foreign currency transaction losses	(2.9)	—	unfav
Retirement benefit cost other than service cost	(11.7)	(11.6)	1
Other	(0.5)	(0.3)	67
Interest and other income (expense)	$(13.1)	(11.2)	17

Income Taxes

	Three Months Ended March 31,
	2018	2017
Continuing operations
Provision for income taxes (in millions)	$11.4	14.4
Effective tax rate	31.1%	26.2%

Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Reform Act”) was enacted into law.  The Tax Reform Act included a reduction in the federal tax rate for corporations from 35% to 21% as of January 1, 2018, a one-time transition tax on the cumulative undistributed earnings of foreign subsidiaries as of December 31, 2017, a repeal of the corporate alternative minimum tax, and more extensive limitations on deductibility of performance-based compensation for named executive officers.  Other provisions effective as of January 1, 2018, which could materially impact the Company in the near-term, included the creation of a new U.S. minimum tax on foreign earnings called the Global Intangible Low-Taxed Income (“GILTI”) and limitations on the deductibility of interest expense.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Reform Act, the Company recorded provisional amounts as of December 31, 2017, in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”).  We recorded a provisional one-time non-cash charge of $92 million in the fourth quarter of 2017 to remeasure the deferred tax assets for the new rate and for other legislative changes.  We do not expect a U.S. federal current tax liability for the transition tax due to our high-tax foreign income, but we recorded a provisional $31.1 million foreign tax credit offset with a full valuation allowance related to the transition tax. We did not record a current state tax liability related to the transition tax in accordance with the interpretation of existing state laws and the provisional estimates. The Company has not yet adopted an accounting policy related to the provision of deferred taxes related to GILTI.  We did not change our assertion on the determination of which subsidiaries that we consider to be permanently invested and for which we do not expect to repatriate to the U.S. as a result of the Tax Reform Act.  We will continue to collect and analyze data, including the undistributed earnings of foreign subsidiaries and related taxes, interpret the Tax Reform Act and apply the additional guidance and legislative changes to be issued by the U.S. federal and state authorities and may be required to make adjustments to these provisional amounts.  We have not recorded any changes to the 2017 provisional amount in the first three months of 2018 and will complete the 2017 accounting for the Tax Reform Act by the end of 2018 in accordance with SAB 118.

2018 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first three months of 2018 was greater than the 21% U.S. statutory tax rate primarily due to the geographical mix of earnings, the seasonality of book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on cross border payments and the characterization of a French business tax as an income tax, partially offset by the significant tax benefits related to the distribution of share-based payments and a French income tax credit.

2017 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first three months of 2017 was less than the 35% U.S. statutory tax rate primarily due to the significant tax benefits related to the distribution of share-based payments partially offset by the impact of Venezuela’s earnings and related tax expense.  The other items that cause the rate to be higher include the seasonality of book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on cross border payments and the characterization of a French business tax as an income tax, partially offset by the geographical mix of earnings and a French income tax credit.

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

Effective Tax Rate
Our effective tax rate may fluctuate materially from these estimates due to changes in permanent book-tax differences, changes in the expected amount and geographical mix of earnings, changes in current or deferred taxes due to legislative changes, changes in valuation allowances or accruals for contingencies, changes in distributions of share-based payments, changes in guidance and additional legislative changes related to the Tax Reform Act, and other factors.

Noncontrolling Interests

	Three Months Ended March 31,		%
(In millions)	2018	2017	change
Net income (loss) attributable to noncontrolling interests	$3.2	5.8	(45)

The change from $5.8 million net income attributable to noncontrolling interests in the first quarter of 2017 to $3.2 million of net income attributable to noncontrolling interests in the first quarter of 2018 was primarily due to lower results from our Venezuelan subsidiaries.

See Note 1 to the condensed consolidated financial statements for more information about the currency devaluations of our Venezuelan subsidiaries and lower currency remeasurement charges from devaluation of Venezuelan currency.

Non-GAAP Results Reconciled to GAAP

Non-GAAP results described in this filing are financial measures that are not required by or presented in accordance with GAAP. The purpose of the non-GAAP results is to report financial information from the primary operations of our business by excluding the effects of certain income and expenses that do not reflect the ordinary earnings of our operations. The specific items excluded have not been allocated to segments, are described in detail on pages 34–35, and are reconciled to comparable GAAP measures below.

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

	YTD '18			YTD '17
(In millions, except for percentages)	Pre-tax	Tax	Effective tax rate	Pre-tax	Tax	Effective tax rate
Effective Income Tax Rate(a)
GAAP	$36.7	11.4	31.1%	$54.9	14.4	26.2%
Retirement plans(d)	8.8	1.9		7.3	2.7
Venezuela operations(b)	(1.6)	(1.5)		(18.2)	(4.9)
Reorganization and Restructuring(b)	3.7	1.2		4.1	1.4
Acquisitions and dispositions(b)	9.6	3.1		(0.4)	0.2
Tax on accelerated income(e)	—	0.5		—	—
Income tax rate adjustment(c)	—	4.6		—	2.5
Non-GAAP	$57.2	21.2	37.0%	$47.7	16.3	34.2%

Amounts may not add due to rounding.

(a)	From continuing operations.

(b)
See “Other Items Not Allocated To Segments” on pages 34–35 for details.  We do not consider these items to be reflective of our core operating performance due to the variability of such items from period-to-period in terms of size, nature and significance.

(c)
Non-GAAP income from continuing operations and non-GAAP EPS have been adjusted to reflect an effective income tax rate in each interim period equal to the full-year non-GAAP effective income tax rate. The full-year non-GAAP effective tax rate is estimated at 37.0% for 2018 and was 34.2% for 2017.

(d)
Our U.S. retirement plans are frozen and costs related to these plans are excluded from non-GAAP results. Certain non-U.S. operations also have retirement plans. Settlement charges related to these non-U.S. plans are also excluded from non-GAAP results.

(e)	The non-GAAP tax rate excludes the 2018 foreign tax benefit that resulted from the transaction that accelerated U.S. tax in 2015.

Non-GAAP Results Reconciled to GAAP

	Three Months Ended March 31,
(In millions, except for percentages and per share amounts)	2018	2017
Revenues:
GAAP	879.1	788.4
Venezuela operations(b)	(25.8)	(48.1)
Non-GAAP	853.3	740.3

Operating profit:
GAAP	64.8	70.9
Venezuela operations(b)	(3.5)	(21.1)
Reorganization and Restructuring(b)	3.7	4.1
Acquisitions and dispositions(b)	6.5	(0.4)
Non-GAAP	71.5	53.5

Operating margin:
GAAP margin	7.4%	9.0%
Non-GAAP margin	8.4%	7.2%

Interest expense:
GAAP	(15.0)	(4.8)
Acquisitions and dispositions(b)	0.2	—
Non-GAAP	(14.8)	(4.8)

Interest and other income (expense):
GAAP	(13.1)	(11.2)
Retirement plans(d)	8.8	7.3
Venezuela operations(b)	1.9	2.9
Acquisitions and dispositions(b)	2.9	—
Non-GAAP	0.5	(1.0)

Provision for income taxes:
GAAP	11.4	14.4
Retirement plans(d)	1.9	2.7
Venezuela operations(b)	(1.5)	(4.9)
Reorganization and Restructuring(b)	1.2	1.4
Acquisitions and dispositions(b)	3.1	0.2
Tax on accelerated income(e)	0.5	—
Income tax rate adjustment(c)	4.6	2.5
Non-GAAP	21.2	16.3

Net income (loss) attributable to noncontrolling interests:
GAAP	3.2	5.8
Venezuela operations(b)	(0.6)	(4.9)
Reorganization and Restructuring(b)	—	0.3
Income tax rate adjustment(c)	(0.4)	0.2
Non-GAAP	2.2	1.4

Amounts may not add due to rounding.

See page 40 for footnote explanations.

	Three Months Ended March 31,
(In millions, except for percentages and per share amounts)	2018	2017
Income (loss) from continuing operations attributable to Brink's:
GAAP	22.1	34.7
Retirement plans(d)	6.9	4.6
Venezuela operations(b)	0.5	(8.4)
Reorganization and Restructuring(b)	2.5	2.4
Acquisitions and dispositions(b)	6.5	(0.6)
Tax on accelerated income(e)	(0.5)	—
Income tax rate adjustment(c)	(4.2)	(2.7)
Non-GAAP	33.8	30.0

Diluted EPS:
GAAP	0.42	0.67
Retirement plans(d)	0.13	0.09
Venezuela operations(b)	0.01	(0.16)
Reorganization and Restructuring(b)	0.05	0.04
Acquisitions and dispositions(b)	0.12	(0.01)
Tax on accelerated income(e)	(0.01)	—
Income tax rate adjustment(c)	(0.08)	(0.05)
Non-GAAP	0.65	0.58

Amounts may not add due to rounding.

See page 40 for footnote explanations.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows from operating activities increased by $17.4 million in the first three months of 2018 as compared to the first three months of 2017.  Cash used for investing activities decreased by $0.6 million in the first three months of 2018 compared to the first three months of 2017. We financed our liquidity needs in the first three months of 2018 with cash flows from short term borrowings.

Operating Activities

	Three Months Ended March 31,		$
(In millions)	2018	2017	change
Cash flows from operating activities
Operating activities - GAAP	$56.8	39.4	17.4
Venezuela operations	0.4	(9.1)	9.5
(Increase) decrease in restricted cash held for customers	(44.0)	(12.5)	(31.5)
(Increase) decrease in certain customer obligations(a)	0.5	(4.2)	4.7
Operating activities - non-GAAP	$13.7	13.6	0.1

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

Non-GAAP cash flows from operating activities is a supplemental financial measure that is not required by, or presented in accordance with, GAAP. The purpose of this non-GAAP measure is to report financial information excluding cash flows from Venezuela operations, restricted cash held for customers, and the impact of cash received and processed in certain of our Cash Management Services operations. We believe this measure is helpful in assessing cash flows from operations, enables period-to-period comparability and is useful in predicting future operating cash flows. This non-GAAP measure should not be considered as an alternative to cash flows from operating activities determined in accordance with GAAP and should be read in conjunction with our condensed consolidated statements of cash flows.

GAAP
Cash flows from operating activities increased by $17.4 million in the first three months of 2018 compared to the same period in 2017.  The increase was primarily due to the $31.5 million increase in restricted cash held for customers, offset by a decrease in operating cash provided by Venezuela operations of $9.5 million.

Non-GAAP
Non-GAAP cash flows from operating activities increased by $0.1 million in the first three months of 2018 as compared to the same period in 2017.

Investing Activities

	Three Months Ended March 31,		$
(In millions)	2018	2017	change
Cash flows from investing activities
Capital expenditures	$(36.7)	(27.8)	(8.9)
Acquisitions, net of cash acquired	—	(14.2)	14.2
Dispositions, net of cash disposed	—	1.1	(1.1)
Marketable securities:
Purchases	(13.5)	(9.3)	(4.2)
Sales	0.5	0.4	0.1
Proceeds from sale of property and equipment	1.1	0.6	0.5
Investing activities	$(48.6)	(49.2)	0.6

Cash used by investing activities decreased by $0.6 million in the first three months of 2018 versus the first three months of 2017.  The decrease was primarily due to the business acquisition in the U.S. in the prior year quarter, partially offset by higher capital expenditures of $8.9 million and higher purchases of marketable securities ($4.2 million) during the first three months of 2018.

Cash used by investing activities is expected to increase in the future quarters of 2018 as cash payments are made for the recently announced business acquisition in Brazil. We expect to fund this acquisition largely through the use of available cash and cash equivalents.

Capital expenditures and depreciation and amortization were as follows:

	Three Months Ended March 31,		$	Full Year
(In millions)	2018	2017	change	2017
Property and equipment acquired during the period
Capital expenditures:(a)
North America	$12.0	13.2	(1.2)	86.3
South America	8.1	5.0	3.1	39.2
Rest of World	6.7	4.8	1.9	35.9
Corporate	9.9	4.3	5.6	8.9
Capital expenditures - non-GAAP	36.7	27.3	9.4	170.3
Venezuela	—	0.5	(0.5)	4.2
Capital expenditures - GAAP	$36.7	27.8	8.9	174.5

Capital leases:(b)
North America	$9.5	14.7	(5.2)	47.3
South America	—	0.1	(0.1)	4.4
Capital leases - GAAP and non-GAAP	$9.5	14.8	(5.3)	51.7

Total:
North America	$21.5	27.9	(6.4)	133.6
South America	8.1	5.1	3.0	43.6
Rest of World	6.7	4.8	1.9	35.9
Corporate	9.9	4.3	5.6	8.9
Total property and equipment acquired excluding Venezuela	46.2	42.1	4.1	222.0
Venezuela	—	0.5	(0.5)	4.2
Total property and equipment acquired	$46.2	42.6	3.6	226.2

Depreciation and amortization(a)
North America	$15.3	16.7	(1.4)	68.4
South America	6.9	5.2	1.7	23.5
Rest of World	8.1	7.3	0.8	30.4
Corporate	3.0	2.8	0.2	12.0
Depreciation and amortization - non-GAAP	33.3	32.0	1.3	134.3
Venezuela	0.5	0.4	0.1	1.7
Reorganization and Restructuring	1.2	0.9	0.3	2.2
Amortization of intangible assets	3.8	0.6	3.2	8.4
Depreciation and amortization - GAAP	$38.8	33.9	4.9	146.6

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

Our reinvestment ratio, which we define as the annual amount of property and equipment acquired during the period divided by the annual amount of depreciation, was 1.7 for the twelve months ending March 31, 2018 compared to 1.2 for the twelve months ending March 31, 2017.

Capital expenditures in the first three months of 2018 were primarily for armored vehicles, information technology and machinery and equipment.

Financing Activities

	Three Months Ended March 31,		$
(In millions)	2018	2017	change
Cash flows from financing activities
Borrowings and repayments:
Short-term borrowings	$16.1	(11.3)	27.4
Cash supply chain customer debt	0.9	1.5	(0.6)
Long-term revolving credit facilities, net	—	90.0	(90.0)
Other long-term debt, net	(11.7)	(14.6)	2.9
Borrowings (repayments)	5.3	65.6	(60.3)

Dividends to:
Shareholders of Brink’s	(7.6)	(5.0)	(2.6)
Noncontrolling interests in subsidiaries	(0.7)	(0.2)	(0.5)
Tax withholdings associated with share-based compensation	(11.2)	(8.8)	(2.4)
Other	0.4	1.2	(0.8)
Financing activities	$(13.8)	52.8	(66.6)

Debt borrowings and repayments
Cash flows from financing activities decreased by $66.6 million in the first three months of 2018 compared to the first three months of 2017 as net borrowings decreased compared to the prior year period.

Dividends
We paid dividends to Brink’s shareholders of $0.15 per share or $7.6 million in the first three months of 2018 compared to $0.10 per share or $5.0 million in the first three months of 2017.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the Board of Directors.

Reconciliation of Net Debt to U.S. GAAP Measures

	March 31,	December 31,
(In millions)	2018	2017
Debt:
Short-term borrowings	$64.8	45.2
Long-term debt	1,190.9	1,191.5
Total Debt	1,255.7	1,236.7
Restricted cash borrowings(a)	(28.6)	(27.0)
Total Debt without restricted cash borrowings	1,227.1	1,209.7

Less:
Cash and cash equivalents	562.2	614.3
Amounts held by Cash Management Services operations(b)	(16.3)	(16.1)
Cash and cash equivalents available for general corporate purposes	545.9	598.2

Net Debt	$681.2	611.5

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

Net Debt is a supplemental non-GAAP financial measure that is not required by, or presented in accordance with GAAP. We use Net Debt as a measure of our financial leverage. We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage. Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our condensed consolidated balance sheets. Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP, as of March 31, 2018, and December 31, 2017.  Net Debt excluding cash and debt in Venezuelan operations was $681 million at March 31, 2018, and $615 million at December 31, 2017.

Net Debt increased by $70 million primarily to fund business acquisitions and other working capital needs including insurance and bonus payments.

Liquidity Needs
Our operating liquidity needs are typically financed by cash from operations, short-term debt and the available borrowing capacity under our Revolving Credit Facility (our debt facilities are described in more detail in Note 9 to the condensed consolidated financial statements, including certain limitations and considerations related to the cash and borrowing capacity). As of March 31, 2018, $1 billion was available under the Revolving Credit Facility. Based on our current cash on hand, amounts available under our credit facilities and current projections of cash flows from operations, we believe that we will be able to meet our liquidity needs for more than the next twelve months.

Limitations on dividends from foreign subsidiaries.   A significant portion of our operations are outside the U.S. which may make it difficult or costly to repatriate cash for use in the U.S.  See “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2017, for more information on the risks associated with having businesses outside the U.S.

Venezuela.  We have $0.5 million of cash and cash equivalents denominated in Venezuelan bolivars (as remeasured at the published DICOM rate of 49,478 bolivars to the U.S. dollar) at March 31, 2018.  We believe that the DICOM process to convert bolivars (as described in Note 1 to the condensed consolidated financial statements) is the only method for which we could repatriate U.S. dollars. The Venezuelan government has restricted conversions of bolivars into U.S. dollars in the past and may do so in the future. We did not repatriate any U.S. dollars from Venezuela in 2017 and have not done so to date in 2018.

Equity
At March 31, 2018, we had 100 million shares of common stock authorized and approximately 50.9 million shares issued and outstanding.

In May 2017, our board of directors authorized a $200 million share repurchase program, which expires on December 31, 2019.  We are not obligated to repurchase any specific dollar amount or number of shares and, at March 31, 2018, $200 million remains available under this program. The timing and volume of share repurchases may be executed at the discretion of management on an opportunistic basis, or pursuant to trading plans or other arrangements. Share repurchases under the program may be made in the open market, in privately negotiated transactions, or otherwise.

U.S. Retirement Liabilities

Funded Status of U.S. Retirement Plans
	Actual	Actual	Projected
(In millions)	2017	1Q 2018	2-4Q 2018	2019	2020	2021	2022

Primary U.S. pension plan
Beginning funded status	$(107.8)	(102.3)	(96.9)	(79.3)	(55.4)	(30.5)	(4.5)
Net periodic pension credit(a)	18.5	5.4	16.6	22.9	23.5	25.4	27.2
Payment from Brink’s	—	—	—	—	—	—	—
Benefit plan experience loss	(13.0)	—	1.0	1.0	1.4	0.6	—
Ending funded status	$(102.3)	(96.9)	(79.3)	(55.4)	(30.5)	(4.5)	22.7

UMWA plans
Beginning funded status	$(226.6)	(294.3)	(294.9)	(295.5)	(297.6)	(300.6)	(304.6)
Net periodic postretirement cost(a)	(1.9)	(0.3)	(0.9)	(2.1)	(3.0)	(4.0)	(5.2)
Benefit plan experience loss	(66.3)	—	—	—	—	—	—
Other	0.5	(0.3)	0.3	—	—	—	—
Ending funded status	$(294.3)	(294.9)	(295.5)	(297.6)	(300.6)	(304.6)	(309.8)

Black lung plans
Beginning funded status	$(57.2)	(67.0)	(65.7)	(62.1)	(57.5)	(53.2)	(49.2)
Net periodic postretirement cost(a)	(2.4)	(0.6)	(1.6)	(2.0)	(1.9)	(1.8)	(1.6)
Payment from Brink’s	7.3	1.9	5.2	6.6	6.2	5.8	5.4
Benefit plan experience loss	(14.7)	—	—	—	—	—	—
Ending funded status	$(67.0)	(65.7)	(62.1)	(57.5)	(53.2)	(49.2)	(45.4)

(a)	Excludes amounts reclassified from accumulated other comprehensive income (loss).

Primary U.S. Pension Plan
Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement.  We did not make cash contributions to the primary U.S. pension plan in 2017 or the first three months of 2018.  There are approximately 14,200 beneficiaries in the plans.

Based on assumptions found in our Annual Report on Form 10-K for the year ended December 31, 2017, we do not expect to make any additional contributions.

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

Assumptions for U.S. Retirement Obligations
We have made various assumptions to estimate the amount of payments to be made in the future.  The most significant assumptions include:

•	Discount rates and other assumptions in effect at measurement dates (normally December 31)

•	Investment returns of plan assets

•	Addition of new participants (historically immaterial due to freezing of pension benefits and exit from coal business)

•	Mortality rates

•	Change in laws

The assumptions used to estimate our U.S. retirement obligations can be found in our Annual Report on Form 10-K for the year ended December 31, 2017.

Summary of Expenses Related to All U.S. Retirement Liabilities through 2022

This table summarizes actual and projected expense related to U.S. retirement liabilities.

	Actual	Actual	Projected
(In millions)	2017	1Q 2018	2-4Q 2018	FY2018	2019	2020	2021	2022
Primary U.S. pension plan	$7.7	1.6	4.7	6.3	2.6	(0.3)	(5.9)	(10.9)
UMWA plans	16.8	4.7	13.9	18.6	18.3	18.3	18.4	18.6
Black lung plans	8.4	2.1	6.3	8.4	6.2	5.8	5.4	4.9
Total	$32.9	8.4	24.9	33.3	27.1	23.8	17.9	12.6

Summary of Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants through 2022

This table summarizes actual and projected payments:

•	from Brink’s to U.S. retirement plans, and

•	from the plans to participants.

	Actual	Actual	Projected
(In millions)	2017	1Q 2018	2-4Q 2018	FY2018	2019	2020	2021	2022
Payments from Brink’s to U.S. Plans
Black lung plans	$7.3	1.9	5.2	7.1	6.6	6.2	5.8	5.4
Total	$7.3	1.9	5.2	7.1	6.6	6.2	5.8	5.4

Payments from U.S. Plans to participants
Primary U.S. pension plan	$49.1	12.1	38.2	50.3	50.6	50.8	50.9	50.8
UMWA plans	33.5	5.2	29.0	34.2	34.0	34.4	34.3	33.6
Black lung plans	7.3	1.9	5.2	7.1	6.6	6.2	5.8	5.4
Total	$89.9	19.2	72.4	91.6	91.2	91.4	91.0	89.8

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of the most recent measurement date.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

Contingent Matters
See Note 13 to the condensed consolidated financial statements for information about contingent matters at March 31, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We serve customers in more than 100 countries, including 41 countries where we operate subsidiaries.  These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates.  In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program.  Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the three months ended March 31, 2018.

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), who is our principal executive officer, and our Executive Vice President and Chief Financial Officer (“CFO”), who is our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  As a result of this evaluation, our CEO and CFO concluded that the material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2017 were still present as of March 31, 2018. Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2018.

Notwithstanding the material weaknesses in our internal control over financial reporting, we have concluded that the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information
This document contains both historical and forward-looking information.  Words such as “anticipates,” “assumes,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “potential,” “believes,” “could,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, statements concerning: the scope, anticipated savings, costs and other impacts of our Reorganization and Restructuring activities; the repatriation of cash from our Venezuelan operations; the anticipated financial effect of pending litigation; the use of cash to fund business acquisitions; realization of deferred tax assets; our effective tax rate; difficulty and expense related to repatriated earnings; future pension obligations; the ability to meet liquidity needs; expenses and payouts for the U.S. retirement plans and the non-U.S. pension plans and the expected long-term rate of return and funded status of the primary pension plan; expected liability for and future contributions to the UMWA plans; and liability for black lung obligations.  Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which are difficult to quantify and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

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

•	labor issues, including negotiations with organized labor and work stoppages;

•	the strength of the U.S. dollar relative to foreign currencies and foreign currency exchange rates;

•	our ability to identify, evaluate and complete acquisitions and other strategic transactions and to successfully integrate acquired companies;

•	costs related to dispositions and market exits;

•	our ability to obtain appropriate insurance coverage, positions taken by insurers relative to claims and the financial condition of insurers;

•	safety and security performance and loss experience;

•	employee, environmental and other liabilities in connection with former coal operations, including black lung claims;

•	the impact of the Patient Protection and Affordable Care Act on legacy liabilities and ongoing operations;

•	funding requirements, accounting treatment, and investment performance of our pension plans, the VEBA and other employee benefits;

•	changes to estimated liabilities and assets in actuarial assumptions;

•	the nature of hedging relationships and counterparty risk;

•	access to the capital and credit markets;

•	our ability to realize deferred tax assets;

•	the outcome of pending and future claims, litigation, and administrative proceedings;

•	public perception of our business, reputation and brand;

•	changes in estimates and assumptions underlying our critical accounting policies; and

•	the promulgation and adoption of new accounting standards, new government regulations and interpretation of existing standards and regulations.

This list of risks, uncertainties and contingencies is not intended to be exhaustive.  Additional factors that could cause our results to differ materially from those described in the forward-looking statements can be found under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2017 and in our other public filings with the Securities and Exchange Commission.  The forward looking information included in this document is representative only as of the date of this document, and The Brink’s Company undertakes no obligation to update any information contained in this document.

Part II - Other Information
Item 1.  Legal Proceedings

For a discussion of legal proceedings, see Note 13 to the condensed consolidated financial statements, “Contingent Matters,” in Part I, Item 1 of this Form 10-Q.

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

THE BRINK’S COMPANY

April 25, 2018	By: /s/ Ronald J. Domanico
Ronald J. Domanico
(Executive Vice President and
Chief Financial Officer)
(principal financial officer)