Form 10-Q
period 2018-06-30
BRINKS CO
filed 2018-07-25
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
Yes  ☐  No  ☒
As of July 23, 2018, 50,951,815 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements
THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)

(In millions)	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$548.5	614.3
Restricted cash	101.6	112.6
Accounts receivable, net	595.7	642.3
Prepaid expenses and other	151.6	119.0
Total current assets	1,397.4	1,488.2

Property and equipment, net	627.4	640.9
Goodwill	375.0	453.7
Other intangibles	77.0	105.7
Deferred income taxes	227.2	226.2
Other	166.4	144.9

Total assets	$2,870.4	3,059.6

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$41.4	45.2
Current maturities of long-term debt	53.3	51.9
Accounts payable	157.4	174.6
Accrued liabilities	470.4	488.5
Restricted cash held for customers	57.0	74.7
Total current liabilities	779.5	834.9

Long-term debt	1,133.9	1,139.6
Accrued pension costs	188.6	208.8
Retirement benefits other than pensions	359.0	362.8
Deferred income taxes	20.2	25.1
Other	144.1	150.2
Total liabilities	2,625.3	2,721.4

Commitments and contingent liabilities (notes 4, 8 and 13)

Equity:
The Brink's Company ("Brink's") shareholders:
Common stock, par value $1 per share:
Shares authorized: 100.0
Shares issued and outstanding: 2018 - 51.0; 2017 - 50.5	51.0	50.5
Capital in excess of par value	631.6	628.6
Retained earnings	467.4	564.9
Accumulated other comprehensive loss	(927.0)	(926.6)
Brink’s shareholders	223.0	317.4

Noncontrolling interests	22.1	20.8

Total equity	245.1	338.2

Total liabilities and equity	$2,870.4	3,059.6
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for per share amounts)	2018	2017	2018	2017

Revenues	$849.7	805.9	$1,728.8	1,594.3

Costs and expenses:
Cost of revenues	666.8	628.9	1,360.4	1,239.2
Selling, general and administrative expenses	119.9	122.8	243.0	229.9
Total costs and expenses	786.7	751.7	1,603.4	1,469.1
Other operating income (expense)	(1.3)	(5.9)	1.1	(6.0)

Operating profit	61.7	48.3	126.5	119.2

Interest expense	(15.8)	(6.0)	(30.8)	(10.8)
Loss on deconsolidation of Venezuela operations	(126.7)	—	(126.7)	—
Interest and other income (expense)	(8.1)	(11.4)	(21.2)	(22.6)
Income (loss) from continuing operations before tax	(88.9)	30.9	(52.2)	85.8
Provision for income taxes	18.6	17.3	30.0	31.7

Income (loss) from continuing operations	(107.5)	13.6	(82.2)	54.1

Income (loss) from discontinued operations, net of tax	(0.1)	(0.1)	0.1	(0.1)

Net income (loss)	(107.6)	13.5	(82.1)	54.0
Less net income (loss) attributable to noncontrolling interests	0.3	(0.7)	3.5	5.1

Net income (loss) attributable to Brink’s	(107.9)	14.2	(85.6)	48.9

Amounts attributable to Brink’s
Continuing operations	(107.8)	14.3	(85.7)	49.0
Discontinued operations	(0.1)	(0.1)	0.1	(0.1)

Net income (loss) attributable to Brink’s	$(107.9)	14.2	$(85.6)	48.9

Income (loss) per share attributable to Brink’s common shareholders(a):
Basic:
Continuing operations	$(2.11)	0.28	$(1.68)	0.97
Discontinued operations	—	—	—	—
Net income	$(2.11)	0.28	$(1.68)	0.97

Diluted:
Continuing operations	$(2.11)	0.28	$(1.68)	0.95
Discontinued operations	—	—	—	—
Net income	$(2.11)	0.28	$(1.68)	0.95

Weighted-average shares
Basic	51.2	50.7	51.0	50.6
Diluted	51.2	51.6	51.0	51.5

Cash dividends paid per common share	$0.15	0.15	$0.30	0.25
(a)   Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017

Net income (loss)	$(107.6)	13.5	$(82.1)	54.0

Benefit plan adjustments:
Benefit plan actuarial gains	22.9	11.1	37.7	22.9
Benefit plan prior service credits (costs)	1.1	(0.7)	0.3	(1.2)
Deferred profit sharing	—	0.1	—	0.1
Total benefit plan adjustments	24.0	10.5	38.0	21.8

Foreign currency translation adjustments	(31.8)	5.7	(30.8)	32.9
Unrealized net gains on available-for-sale securities	—	0.5	—	0.7
Gains (losses) on cash flow hedges	0.2	(0.1)	0.6	(0.1)
Other comprehensive income (loss) before tax	(7.6)	16.6	7.8	55.3
Provision for income taxes	3.8	4.4	7.0	8.8

Other comprehensive income (loss)	(11.4)	12.2	0.8	46.5

Comprehensive income (loss)	(119.0)	25.7	(81.3)	100.5
Less comprehensive income (loss) attributable to noncontrolling interests	(0.7)	(2.5)	3.6	4.4

Comprehensive income (loss) attributable to Brink's	$(118.3)	28.2	$(84.9)	96.1
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Equity

Six Months ended June 30, 2018 and 2017
(Unaudited)

	Attributable to Brink’s
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Attributable to Noncontrolling Interests	Total

Balance as of December 31, 2016	50.0	$50.0	618.1	576.0	(907.0)	17.7	354.8

Net income	—	—	—	48.9	—	5.1	54.0
Other comprehensive income	—	—	—	—	47.2	(0.7)	46.5
Dividends to:
Brink’s common shareholders ($0.25 per share)	—	—	—	(12.6)	—	—	(12.6)
Noncontrolling interests	—	—	—	—	—	(2.6)	(2.6)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	8.5	—	—	—	8.5
Consideration from exercise of stock options	—	—	2.6	—	—	—	2.6
Other share-based benefit transactions	0.4	0.4	(8.8)	—	—	—	(8.4)

Balance as of June 30, 2017	50.4	$50.4	620.4	612.3	(859.8)	19.5	442.8

	Attributable to Brink’s
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Attributable to Noncontrolling Interests	Total

Balance as of December 31, 2017	50.5	$50.5	628.6	564.9	(926.6)	20.8	338.2

Cumulative effect of change in accounting principle(a)	—	—	—	3.3	(1.1)	—	2.2
Net income (loss)	—	—	—	(85.6)	—	3.5	(82.1)
Other comprehensive income	—	—	—	—	0.7	0.1	0.8
Dividends to:
Brink’s common shareholders ($0.30 per share)	—	—	—	(15.2)	—	—	(15.2)
Noncontrolling interests	—	—	—	—	—	(1.9)	(1.9)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	12.5	—	—	—	12.5
Consideration from exercise of stock options	—	—	0.8	—	—	—	0.8
Other share-based benefit transactions	0.5	0.5	(10.3)	—	—	—	(9.8)
Dispositions of noncontrolling interests	—	—	—	—	—	(0.4)	(0.4)

Balance as of June 30, 2018	51.0	$51.0	631.6	467.4	(927.0)	22.1	245.1

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

THE BRINK’S COMPANY
and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2018	2017
Cash flows from operating activities:
Net income (loss)	$(82.1)	54.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(0.1)	0.1
Depreciation and amortization	77.9	68.5
Share-based compensation expense	12.5	8.5
Deferred income taxes	(9.5)	(7.7)
Gains on sale of property, equipment and marketable securities	(2.0)	(1.0)
Gain on business dispositions	(10.3)	(0.6)
Loss on deconsolidation of Venezuela operations	126.7	—
Impairment losses	2.7	1.0
Retirement benefit funding (more) less than expense:
Pension	5.1	9.8
Other than pension	8.5	9.0
Remeasurement (gains) losses due to Venezuela currency devaluation	(2.2)	8.4
Other operating	4.8	3.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and income taxes receivable	(66.7)	(83.0)
Accounts payable, income taxes payable and accrued liabilities	42.0	41.8
Restricted cash held for customers	4.4	23.4
Customer obligations	5.7	7.1
Prepaid and other current assets	(15.8)	(17.6)
Other	7.5	(0.1)
Net cash provided by operating activities	109.1	124.7
Cash flows from investing activities:
Capital expenditures	(73.3)	(71.1)
Acquisitions, net of cash acquired	—	(65.0)
Dispositions, net of cash disposed	9.6	1.1
Marketable securities:
Purchases	(50.1)	(19.3)
Sales	5.5	5.4
Cash proceeds from sale of property and equipment	1.8	1.4
Other	(0.9)	—
Net cash used by investing activities	(107.4)	(147.5)
Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term borrowings	10.5	5.5
Cash supply chain customer debt	(11.7)	1.8
Long-term revolving credit facilities:
Borrowings	—	398.1
Repayments	—	(290.7)
Other long-term debt:
Borrowings	1.8	6.8
Repayments	(27.7)	(22.0)
Dividends to:
Shareholders of Brink’s	(15.2)	(12.6)
Noncontrolling interests in subsidiaries	(1.9)	(2.6)
Proceeds from exercise of stock options	0.8	2.6
Tax withholdings associated with share-based compensation	(11.3)	(8.9)
Other	0.2	1.0
Net cash (used) provided by financing activities	(54.5)	79.0
Effect of exchange rate changes on cash	(24.0)	(0.4)
Cash, cash equivalents and restricted cash:
Increase (decrease)	(76.8)	55.8
Balance at beginning of period	726.9	239.0
Balance at end of period	$650.1	294.8

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

Foreign subsidiaries that operate in highly inflationary countries use the U.S. dollar as their functional currency.  Local currency monetary assets and liabilities are remeasured into U.S. dollars using rates of exchange as of each balance sheet date, with remeasurement adjustments and other transaction gains and losses recognized in earnings.  Other than nonmonetary equity securities, nonmonetary assets and liabilities do not fluctuate with changes in local currency exchange rates to the dollar. For nonmonetary equity securities traded in highly inflationary economies, the fair market value of the equity securities are remeasured at the current exchange rates to determine gain or loss to be recorded in net income. Revenues and expenses are translated at rates of exchange in effect during the year.

Venezuela
Deconsolidation.  Our Venezuelan operations offer transportation and logistics management services for cash and valuables throughout Venezuela.  Political and economic conditions in Venezuela, the impact of local laws on our business as well as the currency exchange control regulations and continued reductions in access to U.S. dollars through official currency exchange mechanisms, have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and the U.S. dollar. These conditions have restricted the ability of our

Venezuelan operations to pay dividends and royalties. It has also restricted the ability for our Venezuela business to settle other operating liabilities which has significantly increased the risk that this business will no longer be self-sustaining.

Our Venezuela operations experienced negative operating cash flows in the first quarter of 2018. As a result, our Venezuela business obtained local currency borrowings in the first and second quarters of 2018 for the first time since the second quarter of 2016. Our Venezuela business is currently seeking additional local financing to support ongoing needs for more bolivars in an environment with significant inflation. It is uncertain as to whether our Venezuela business will be able to obtain the incremental financing in order to operate the business.

Banks provide a vast majority of the business for our Venezuela operations and these banks are limited by law as to how much they can charge their customers in interest. The maximum increase to interest allowable under the law is significantly lower than current and projected inflation rates. Therefore, we do not believe that bank customers will accept increases in our prices that will cover our increase in vendor and labor costs resulting from inflation. Through its restriction by law of interest increases for banks, the Venezuelan government has implemented a defacto price control that affects our business.

The currency exchange regulations, combined with other government regulations, such as price controls and strict labor laws, have significantly limited our ability to make and execute operational decisions at our Venezuelan subsidiaries. With the May 2018 re-election of the President in Venezuela for an additional six-year term, we expect these conditions to continue for the foreseeable future.

As a result of the conditions described above, we have concluded that, effective June 30, 2018, we did not meet the accounting criteria for control over our Venezuelan operations and, as a result, we began reporting the results of our investment in our Venezuelan subsidiaries using the cost method of accounting. This change resulted in a pretax charge of $127 million in the second quarter of 2018. The pretax charge included $106 million of foreign currency translation losses and benefit plan adjustments previously included in accumulated other comprehensive loss. It also included the derecognition of the carrying amounts of our Venezuelan operations’ assets and liabilities, including $32 million of assets and $11 million of liabilities, that are no longer reported in our condensed consolidated balance sheet as of June 30, 2018. We have determined the fair value of our investment in, and receivables from, our Venezuelan subsidiaries to be insignificant based on our expectations of dividend payments and settlements of such receivables in future periods.  It is anticipated that reporting periods beginning after June 30, 2018 will not include the operating results of our Venezuela operations. In the first six months of 2018 and 2017, we provided immaterial amounts of financial support to our Venezuela operations. Our exposure to future losses resulting from our Venezuelan business is limited to the extent to which we decide to provide U.S. dollars or make future investments in our Venezuelan subsidiaries.

Highly Inflationary Accounting.  The economy in Venezuela has had significant inflation in the last several years.  Prior to deconsolidation as of June 30, 2018, we reported our Venezuelan results using our accounting policy for subsidiaries operating in highly inflationary economies. Due to the Venezuelan government's restrictions that have prevented us from repatriating funds, results from our Venezuelan operations prior to the June 30, 2018 deconsolidation are included in items not allocated to segments and are excluded from the operating segments.

Remeasurement rates during 2018 and 2017.  In the first quarter of 2016, the Venezuelan government implemented the DICOM exchange mechanism and announced that it would allow this exchange mechanism rate to float freely. In the first six months of 2017, the DICOM rate declined approximately 74% (from 674 to 2,640 bolivars to the U.S. dollar). In the first six months of 2018, the rate declined approximately 97% (from 3,345 to 115,000 bolivars to the U.S. dollar). We have received only minimal U.S. dollars through this exchange mechanism. In the first six months of 2018, we recognized a $2.2 million pretax remeasurement gain.  The after-tax effect of this gain attributable to noncontrolling interest was $2.0 million. In the first six months of 2017, we recognized a $8.4 million pretax remeasurement loss. The after-tax effect of this loss attributable to noncontrolling interest was $0.9 million.

Items related to our Venezuelan operations were as follows:

•	Our investment in our Venezuelan operations on an equity-method basis was $23.1 million at December 31, 2017.

•	Our Venezuelan operations had net payables to other Brink's affiliates of $2.7 million at December 31, 2017.

•	Our Venezuelan operations had net nonmonetary assets of $23.0 million at December 31, 2017.

•	Our bolivar-denominated net monetary liabilities were $2.3 million (including $3.4 million of cash and cash equivalents) at December 31, 2017.

•	Accumulated other comprehensive losses attributable to Brink’s shareholders related to our Venezuelan operations were $114.9 million at December 31, 2017.

Argentina
We operate in Argentina through wholly owned subsidiaries and a smaller controlled subsidiary (together "Brink's Argentina"). Revenues from Brink's Argentina represented approximately 8% of our consolidated revenues for the first six months of 2018. The operating environment in Argentina continues to present business challenges, including ongoing devaluation of the Argentine peso and significant inflation. For the year ended December 31, 2017, the Argentine peso declined approximately 15% (from 15.9 to 18.6 pesos to the U.S. dollar). In the first six months of 2018, the Argentine peso declined approximately 36% (from 18.6 to 28.9 pesos to the U.S. dollar).

Beginning July 1, 2018, we have designated Argentina's economy as highly inflationary for accounting purposes. As a result, we will consolidate Brink's Argentina using our accounting policy for subsidiaries operating in highly inflationary economies beginning in the third quarter of 2018. Argentine peso-denominated monetary assets and liabilities will be remeasured at each balance sheet date to the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings.

At June 30, 2018, we had net monetary assets denominated in Argentine pesos of $18.2 million, including cash of $5.2 million. At June 30, 2018, we had net nonmonetary assets of $181.5 million, including $98.6 million of goodwill and $34.4 million of equity securities. In highly inflationary economies, the fair market value of equity securities are remeasured at current exchange rates to determine gain or loss to be recorded in net income.

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

The FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, in January 2016. This new guidance changes the accounting related to the classification and measurement of certain equity investments. Equity investments with readily determinable fair values must be measured at fair value. All changes in fair value will be recognized in net income as opposed to other comprehensive income. We adopted ASU 2016-01 effective January 1, 2018 and recognized a cumulative-effect adjustment increasing retained earnings by $1.1 million.

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

The FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, in November 2016. This new guidance requires entities to include restricted cash and restricted cash equivalent balances with cash and cash equivalent balances in the statement of cash flows. As such, inclusion of restricted cash impacts our operating activities, financing activities and the effect of exchange rate changes on cash. We adopted ASU 2016-18 effective January 1, 2018 using the retrospective transition method. The adoption of this ASU changed previously reported amounts in the condensed consolidated statement of cash flows for the six months ended June 30, 2017. Net cash provided by operating activities increased $23.4 million, net cash provided by financing activities increased $1.8 million and the negative effect of exchange rate changes on cash decreased $7.0 million as compared to previously reported amounts for the prior year period.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require the recognition of assets and liabilities by lessees for certain leases classified as operating leases under current accounting guidance and also requires expanded disclosures regarding leasing activities. ASU 2016-02 will be effective January 1, 2019 and we are required to use the modified retrospective method to adopt the new standard. We completed the initial assessment phase of the project at the end of 2017 and are currently in progress with our completeness assessment, data extraction, process redesign and system implementation related to the lease tool that has recently been selected. As such, we are not yet in a position to quantify the impact although we expect that adoption will result in a significant increase in total assets and total liabilities.

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

Revenue Disaggregated by Reportable Segment and Type of Service

(In millions)	Core Services	High-Value Services	Other Security Services	Total
Three months ended June 30, 2018

Reportable Segments:
North America	$189.8	134.2	—	324.0
South America	113.9	116.2	3.2	233.3
Rest of World	88.3	128.9	49.6	266.8
Total reportable segments	392.0	379.3	52.8	824.1

Not Allocated to Segments:
Venezuela	7.7	17.9	—	25.6
Total	$399.7	397.2	52.8	849.7

Three months ended June 30, 2017

Reportable Segments:
North America	$182.9	128.1	—	311.0
South America	97.0	104.6	3.0	204.6
Rest of World	77.1	117.0	49.9	244.0
Total reportable segments	357.0	349.7	52.9	759.6

Not Allocated to Segments:
Venezuela	24.3	22.0	—	46.3
Total	$381.3	371.7	52.9	805.9

Six months ended June 30, 2018

Reportable Segments:
North America	$379.8	264.3	—	644.1
South America	239.3	242.7	6.1	488.1
Rest of World	181.9	259.3	104.0	545.2
Total reportable segments	801.0	766.3	110.1	1,677.4

Not Allocated to Segments:
Venezuela	18.4	33.0	—	51.4
Total	$819.4	799.3	110.1	1,728.8

Six months ended June 30, 2017

Reportable Segments:
North America	$355.2	260.4	—	615.6
South America	193.8	206.0	7.0	406.8
Rest of World	155.8	228.0	93.7	477.5
Total reportable segments	704.8	694.4	100.7	1,499.9

Not Allocated to Segments:
Venezuela	48.4	46.0	—	94.4
Total	$753.2	740.4	100.7	1,594.3

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

Contract Balances
Contract Asset
Although payment terms and conditions can vary, for the majority of our customer contracts, we invoice for all of the services provided to the customer within a monthly period. For certain customer contracts, the timing of our performance may precede our right to invoice the customer for the total transaction price. For example, Brink's affiliates in certain countries, primarily in South America, negotiate annual price adjustments with certain customers and, once the price increases are finalized, the pricing changes are made retroactive to services provided in earlier periods. These retroactive pricing adjustments are estimated and recognized as revenue with a corresponding contract asset in the same period in which the related services are performed. As the estimate of the ultimate transaction price changes, we recognize a cumulative catch-up adjustment for the change in estimate.

Contract Liability
For other customer contracts, we may obtain the right to payment or receive customer payments prior to performing the related services under the contract. When the right to customer payments or receipt of payments precedes our performance, we recognize a contract liability.

The opening and closing balances of receivables, contract assets and contract liabilities related to contracts with customers are as follows:

(In millions)	Receivables	Contract Asset	Contract Liability

Opening (January 1, 2018)	$642.3	0.4	5.6
Closing (June 30, 2018)	595.7	0.8	4.4
Increase (decrease)	$(46.6)	0.4	(1.2)

The amount of revenue recognized in the six months ended June 30, 2018 that was included in the January 1, 2018 contract liability balance was $4.9 million. This revenue consists of services provided to customers who had prepaid for those services prior to the current year.

We also recognized revenue of $0.6 million in the six months ended June 30, 2018 from performance obligations satisfied in the prior year. This amount is a result of changes in the transaction price of our contracts with customers.

Contract Costs
Sales commissions directly related to obtaining new contracts with customers qualify for capitalization. These capitalized costs are amortized to expense ratably over the term of the contracts. At June 30, 2018, the net capitalized costs to obtain contracts was $1.6 million, which is included in other assets on the condensed consolidated balance sheet. Amortization expense was not significant and there were no impairment losses recognized related to these contract costs in the first six months of 2018.

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

(In millions)	As reported	Impact of New Revenue Recognition Standard	Pro Forma under Old Revenue Recognition Standard
Three months ended June 30, 2018

Statement of Operations
Revenues	$849.7	(0.3)	850.0
Operating profit	61.7	(0.7)	62.4
Net income (loss) attributable to Brink's	(107.9)	(0.4)	(107.5)

Six months ended June 30, 2018

Statement of Operations
Revenues	$1,728.8	2.7	1,726.1
Operating profit	126.5	0.4	126.1
Net income (loss) attributable to Brink's	(85.6)	0.2	(85.8)

As of June 30, 2018
Balance Sheet
Prepaid expenses and other assets	$151.6	0.8	150.8
Other assets	166.4	1.6	164.8
Retained earnings	467.4	1.7	465.7

Note 3 - Segment information

The Brink’s Company offers transportation and logistics management services for cash and valuables throughout the world.

Core services include:

•	Cash-in-Transit (“CIT”) Services – armored vehicle transportation of valuables

•	ATM Services – replenishing and maintaining customers’ automated teller machines; providing network infrastructure services

High-value services include:

•	Global Services – secure international transportation of valuables

•	Cash Management Services

◦	Currency and coin counting and sorting; deposit preparation and reconciliations; other cash management services

◦	Safe and safe control device installation and servicing (including our patented CompuSafe® service)

◦	Vaulting services

◦	Check imaging services for banking customers

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

•
Corporate expenses - former non-segment and regional management costs, currency transaction gains and losses, adjustments to reconcile segment accounting policies to U.S. GAAP, and costs related to global initiatives

•
Other items not allocated to segments - certain significant items such as reorganization and restructuring actions that are evaluated on an individual basis by management and are not considered part of the ongoing activities of the business are excluded from segment results. Prior to deconsolidation (see Note 1), results from Venezuela operations were also excluded from our segment results due to the Venezuelan government's restrictions that have prevented us from repatriating funds. We also exclude certain costs, gains and losses related to acquisitions and dispositions of assets and of businesses. Incremental third party costs incurred related to the mitigation of material weaknesses and the implementation and adoption of ASU 2016-02, the new lease accounting standard effective for us January 1, 2019, are also excluded from segment results.

We have three operating segments:

•	North America

•	South America

•	Rest of World.

The following table summarizes our revenues and segment profit for each of our reportable segments and reconciles these amounts to consolidated revenues and operating profit:

	Revenues		Operating Profit
	Three Months Ended June 30,		Three Months Ended June 30,
(In millions)	2018	2017	2018	2017
Reportable Segments:
North America	$324.0	311.0	$26.1	16.8
South America	233.3	204.6	46.1	36.4
Rest of World	266.8	244.0	26.2	25.4
Total reportable segments	824.1	759.6	98.4	78.6

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	—	—	(20.9)	(18.3)
Foreign currency transaction gains (losses)	—	—	(1.7)	1.4
Reconciliation of segment policies to GAAP	—	—	0.4	(0.9)
Other items not allocated to segments:
Venezuela operations	25.6	46.3	(1.2)	(4.5)
Reorganization and Restructuring	—	—	(4.5)	(5.6)
Acquisitions and dispositions	—	—	(7.4)	(2.4)
Reporting compliance(a)	—	—	(1.4)	—
Total	$849.7	805.9	$61.7	48.3

(a)	Accounting standard implementation and material weakness mitigation. Additional information provided at page 41.

	Revenues		Operating Profit
	Six Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Reportable Segments:
North America	$644.1	615.6	$46.7	27.0
South America	488.1	406.8	101.7	75.6
Rest of World	545.2	477.5	51.8	50.8
Total reportable segments	1,677.4	1,499.9	200.2	153.4

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	—	—	(52.0)	(37.5)
Foreign currency transaction gains (losses)	—	—	(2.2)	0.2
Reconciliation of segment policies to GAAP	—	—	1.7	(1.8)
Other items not allocated to segments:
Venezuela operations	51.4	94.4	2.3	16.6
Reorganization and Restructuring	—	—	(8.2)	(9.7)
Acquisitions and dispositions	—	—	(13.9)	(2.0)
Reporting compliance(a)	—	—	(1.4)	—
Total	$1,728.8	1,594.3	$126.5	119.2

(a)	Accounting standard implementation and material weakness mitigation. Additional information provided at page 41.

Note 4 - Retirement benefits

Pension plans

We have various defined-benefit pension plans covering eligible current and former employees.  Benefits under most plans are based on salary and years of service.

The components of net periodic pension cost for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2018	2017	2018	2017	2018	2017

Three months ended June 30,

Service cost	$—	—	2.6	2.8	2.6	2.8
Interest cost on projected benefit obligation	8.0	8.8	3.3	4.3	11.3	13.1
Return on assets – expected	(13.4)	(13.3)	(2.8)	(2.4)	(16.2)	(15.7)
Amortization of losses	6.9	6.1	1.0	1.3	7.9	7.4
Amortization of prior service cost	—	—	—	0.2	—	0.2
Settlement loss	—	—	0.5	0.5	0.5	0.5
Net periodic pension cost	$1.5	1.6	4.6	6.7	6.1	8.3

Six months ended June 30,

Service cost	$—	—	5.6	5.7	5.6	5.7
Interest cost on projected benefit obligation	16.0	17.6	7.3	9.1	23.3	26.7
Return on assets – expected	(26.8)	(26.6)	(5.7)	(4.8)	(32.5)	(31.4)
Amortization of losses	14.0	12.4	2.3	2.6	16.3	15.0
Amortization of prior service cost	—	—	0.2	0.4	0.2	0.4
Settlement loss	—	—	1.0	0.8	1.0	0.8
Net periodic pension cost	$3.2	3.4	10.7	13.8	13.9	17.2
We did not make cash contributions to the primary U.S. pension plan in 2017 or the first six months of 2018.  Based on assumptions described in our Annual Report on Form 10-K for the year ended December 31, 2017, we do not expect to make any additional contributions to the primary U.S. pension plan.

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

The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

	UMWA Plans		Black Lung and Other Plans		Total
(In millions)	2018	2017	2018	2017	2018	2017

Three months ended June 30,

Service cost	$—	—	0.1	0.1	0.1	0.1
Interest cost on accumulated postretirement benefit obligations	4.2	4.7	0.9	0.8	5.1	5.5
Return on assets – expected	(4.2)	(4.1)	—	—	(4.2)	(4.1)
Amortization of losses	5.0	5.0	1.5	1.1	6.5	6.1
Amortization of prior service (credit) cost	(1.2)	(1.2)	0.3	0.3	(0.9)	(0.9)
Net periodic postretirement cost	$3.8	4.4	2.8	2.3	6.6	6.7

Six months ended June 30,

Service cost	$—	—	0.1	0.1	0.1	0.1
Interest cost on accumulated postretirement benefit obligations	8.7	9.1	1.6	1.5	10.3	10.6
Return on assets – expected	(8.4)	(8.3)	—	—	(8.4)	(8.3)
Amortization of losses	10.5	9.4	2.7	2.0	13.2	11.4
Amortization of prior service (credit) cost	(2.3)	(2.3)	0.6	0.8	(1.7)	(1.5)
Net periodic postretirement cost	$8.5	7.9	5.0	4.4	13.5	12.3
The components of net periodic pension cost and net periodic postretirement cost other than the service cost component are included in interest and other income (expense) in the condensed consolidated statements of operations.

Note 5 - Income taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Continuing operations
Provision for income taxes (in millions)	$18.6	17.3	$30.0	31.7
Effective tax rate	(20.9%)	56.0%	(57.5%)	36.9%

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

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Reform Act, the Company recorded provisional amounts as of December 31, 2017, in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”).  We recorded a provisional one-time non-cash charge of $92 million in the fourth quarter of 2017 to remeasure the deferred tax assets for the new rate and for other legislative changes.  We do not expect a U.S. federal current tax liability for the transition tax due to our high-tax foreign income, but we recorded a provisional $31.1 million foreign tax credit offset with a full valuation allowance related to the transition tax. We did not record a current state tax liability related to the transition tax in accordance with the interpretation of existing state laws and the provisional estimates. The Company has not yet adopted an accounting policy related to the provision of deferred taxes related to GILTI.  We did not change our assertion on the determination of which subsidiaries that we consider to be permanently invested and for which we do not expect to repatriate to the U.S. as a result of the Tax Reform Act.  We will continue to collect and analyze data, including the undistributed earnings of foreign subsidiaries and related taxes, interpret the Tax Reform Act and apply the additional guidance and legislative changes to be issued by the U.S. federal and state authorities and may be required to make adjustments to these provisional amounts.  We have not recorded any changes to the 2017 provisional amount in the first six months of 2018 and will complete the 2017 accounting for the Tax Reform Act by the end of 2018 in accordance with SAB 118.

2018 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first six months of 2018 was negative primarily due to the impact of Venezuela’s earnings and the related tax expense, including the largely nondeductible loss on the deconsolidation of the Venezuela operations.  The items that cause the rate to be higher than the U.S. statutory rate include the geographical mix of earnings, the seasonality of book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on cross border payments and the characterization of a French business tax as an income tax, partially offset by the significant tax benefits related to the distribution of share-based payments and a French income tax credit.
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

Note 6 - Acquisitions and Dispositions

Acquisitions

We did not acquire any business operations in the first six months of 2018. In 2017, we acquired six business operations in various countries. We accounted for these acquisitions as business combinations using the acquisition method. Under the acquisition method of accounting, assets acquired and liabilities assumed from these operations are recorded at fair value on the date of acquisition. The condensed consolidated statements of operations include the results of operations for each acquired entity from the date of acquisition.

Maco Transportadora de Caudales S.A. (“Maco Transportadora”)
Argentine Cash in Transit (“CIT”) and Money Processing business

On July 18, 2017, we acquired 100% of the shares of Maco Transportadora for approximately $205 million. The total purchase price will be paid in cash and approximately $174 million was paid to the sellers through June 30, 2018. The remaining amount will be paid in scheduled installments over the next two years with the final amount based partially on the retention of customer revenue versus a target revenue amount. This contingent consideration arrangement requires us to pay a potential undiscounted amount between $0 to $30 million based on retaining the revenue levels of existing customers at the acquisition date. If there is a shortfall in revenues, a multiple of 2.5 is applied to the revenue shortfall and the contingent consideration to be paid to the former owners is reduced.  We used a probability-weighted approach to estimate the fair value of the contingent consideration. The fair value of the contingent consideration reflected in the table below is the present value of the full $30 million potentially payable as of June 30, 2018 as we believe it is unlikely that the contingent consideration payments will be reduced for a revenue shortfall.

The Maco Transportadora business is being integrated into our existing Brink’s Argentina operations. Maco Transportadora has approximately 1,450 employees, 4 branches and over 150 armored vehicles across its operations.

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

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration

Cash paid through June 30, 2018	$173.9
Fair value of future payments to sellers	1.9
Contingent consideration	28.7
Fair value of purchase consideration	$204.5

Fair value of net assets acquired

Cash	$10.3
Accounts receivable	16.6
Other current assets	0.6
Property and equipment, net	2.4
Intangible assets(a)	60.2
Goodwill(b)	147.6
Other noncurrent assets	0.1
Current liabilities	(11.8)
Noncurrent liabilities	(21.5)
Fair value of net assets acquired	$204.5

(a)	Intangible assets are composed of customer relationships, trade name and non-competition agreements. Final allocation will be determined once the valuation is complete.

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

The aggregate purchase price of these five business acquisitions (AATI, Pag Facil, LGS, Maco Litoral and Temis) was approximately $155 million. These five acquired operations employ approximately 1,700 people in the aggregate.

For these five business acquisitions (AATI, Pag Facil, LGS, Maco Litoral and Temis), we have provisionally estimated fair values for the assets purchased and liabilities assumed as of the date of the acquisitions. These estimated amounts are aggregated in the following table. The determination of estimated fair value required management to make significant estimates and assumptions. The amounts reported are considered provisional as we are completing the valuations that are required to allocate the purchase price, as a result, the allocation of the purchase price and the amount of goodwill and intangibles may change in the future. Our fair value estimates of acquisition date goodwill increased approximately $9 million, acquisition date intangible assets decreased approximately $10 million, and acquisition date noncurrent liabilities increased approximately $11 million as compared to our initial estimates in the period of acquisition. There have been no other significant changes to our fair value estimates of the net assets acquired for these acquisitions.

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration

Cash paid through June 30, 2018	$160.4
Indemnification asset	(9.6)
Fair value of future payments to sellers	3.9
Fair value of purchase consideration	$154.7

Fair value of net assets acquired

Cash	$7.4
Accounts receivable	20.1
Property and equipment, net	14.0
Intangible assets (a)	40.6
Goodwill (b)	114.2
Other current and noncurrent assets	7.3
Current liabilities	(23.5)
Noncurrent liabilities	(25.4)
Fair value of net assets acquired	$154.7

(a)	Intangible assets are composed of customer relationships, trade names and non-competition agreements. Final allocation will be determined after all valuations have been completed.

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

Pro Forma disclosures

The pro forma consolidated results of Brink’s presented below reflect a hypothetical ownership as of January 1, 2016 of the businesses we acquired during 2017. We did not acquire any business operations in the first six months of 2018.

(In millions)	Revenue	Net income (loss) attributable to Brink's

Actual results included in Brink's consolidated results for businesses acquired in 2017 from the date of acquisition

Three months ended June 30, 2018
Maco Transportadora	$20.3	0.7
Other acquisitions(a)	26.4	0.2
Total	$46.7	0.9

Three months ended June 30, 2017
Maco Transportadora	$—	—
Other acquisitions(a)	6.4	0.5
Total	$6.4	0.5

Six months ended June 30, 2018
Maco Transportadora	$44.6	4.1
Other acquisitions(a)	56.2	0.7
Total	$100.8	4.8

Six months ended June 30, 2017
Maco Transportadora	$—	—
Other acquisitions(a)	7.0	0.6
Total	$7.0	0.6

Pro forma results of Brink's for the three months ended June 30,
2018
Brink's as reported	$849.7	(107.9)
Maco Transportadora(b)	—	—
Other acquisitions(b)	—	—
Total	$849.7	(107.9)

2017
Brink's as reported	$805.9	14.2
Maco Transportadora(b)	26.9	2.9
Other acquisitions(b)	19.1	1.7
Total	$851.9	18.8

Pro forma results of Brink's for the six months ended June 30
2018
Brink's as reported	$1,728.8	(85.6)
Maco Transportadora(b)	—	—
Other acquisitions(b)	—	—
Total	$1,728.8	(85.6)

2017
Brink's as reported	$1,594.3	48.9
Maco Transportadora(b)	51.8	5.5
Other acquisitions(b)	47.1	2.2
Total	$1,693.2	56.6

(a)	Includes the actual results of AATI, Pag Facil, LGS, Maco Litoral and Temis.

(b)	Represents amounts prior to acquisition by Brink's in 2017. We did not acquire any business operations in the first six months of 2018.

Acquisition costs

We have incurred $2.1 million in transaction costs related to business acquisitions in the first six months of 2018 ($0.7 million in the first six months of 2017). These costs are classified in the condensed consolidated statements of operations as selling, general and administrative expenses.

Pending Acquisitions

In January 2018, we announced an agreement to purchase Rodoban Transportes Aereos e Terrestres Ltda., Rodoban Servicos e Sistemas de Seguranca Ltda., and Rodoban Seguranca e Transporte de Valores Ltda. (together "Rodoban") in Brazil for approximately $145 million. Rodoban provides cash-in-transit, money processing and ATM services and generates annual revenues of approximately $80 million.
In May 2018, we announced an agreement to purchase Dunbar Armored, Inc. ("Dunbar") for approximately $520 million. Dunbar is the fourth largest cash management company in the United States and generates annual revenues of approximately $390 million.

These acquisitions are subject to customary closing conditions and regulatory approval and are both expected to close by the end of 2018.

Dispositions

On June 1, 2018, we sold 100% of our ownership interest in a French airport security services company for a net sales price of approximately $14 million. We recognized a $10.3 million gain on the sale of this business, which is reported in interest and other income (expense) in the condensed consolidated statements of operations. The French airport security services company was part of the Rest of World reportable segment and reported revenues of $79 million in 2017.

Note 7 - Accumulated other comprehensive income (loss)

Other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive loss into earnings, was as follows:

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Three months ended June 30, 2018

Amounts attributable to Brink's:
Benefit plan adjustments	$1.3	0.2	22.9	(3.4)	21.0
Foreign currency translation adjustments(d)	(138.2)	—	107.2	(0.5)	(31.5)
Gains (losses) on cash flow hedges	0.2	(0.1)	—	—	0.1
	(136.7)	0.1	130.1	(3.9)	(10.4)

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	—	—	(0.2)	—	(0.2)
Foreign currency translation adjustments	(0.8)	—	—	—	(0.8)
	(0.8)	—	(0.2)	—	(1.0)

Total
Benefit plan adjustments(a)	1.3	0.2	22.7	(3.4)	20.8
Foreign currency translation adjustments(d)	(139.0)	—	107.2	(0.5)	(32.3)
Gains (losses) on cash flow hedges(c)	0.2	(0.1)	—	—	0.1
	$(137.5)	0.1	129.9	(3.9)	(11.4)

Three months ended June 30, 2017

Amounts attributable to Brink's:
Benefit plan adjustments	$(2.8)	0.2	13.2	(4.5)	6.1
Foreign currency translation adjustments	7.6	—	—	—	7.6
Unrealized gains (losses) on available-for-sale securities	0.7	(0.2)	(0.2)	0.1	0.4
Gains (losses) on cash flow hedges	—	—	(0.1)	—	(0.1)
	5.5	—	12.9	(4.4)	14.0

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	—	—	0.1	—	0.1
Foreign currency translation adjustments	(1.9)	—	—	—	(1.9)
	(1.9)	—	0.1	—	(1.8)

Total
Benefit plan adjustments(a)	(2.8)	0.2	13.3	(4.5)	6.2
Foreign currency translation adjustments	5.7	—	—	—	5.7
Unrealized gains (losses) on available-for-sale securities(b)	0.7	(0.2)	(0.2)	0.1	0.4
Gains (losses) on cash flow hedges(c)	—	—	(0.1)	—	(0.1)
	$3.6	—	13.0	(4.4)	12.2

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Six months ended June 30, 2018

Amounts attributable to Brink's:
Benefit plan adjustments	$0.3	0.5	37.7	(6.8)	31.7
Foreign currency translation adjustments(d)	(138.1)	—	107.2	(0.5)	(31.4)
Gains (losses) on cash flow hedges	0.6	(0.2)	—	—	0.4
	(137.2)	0.3	144.9	(7.3)	0.7

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	—	—	—	—	—
Foreign currency translation adjustments	0.1	—	—	—	0.1
	0.1	—	—	—	0.1

Total
Benefit plan adjustments(a)	0.3	0.5	37.7	(6.8)	31.7
Foreign currency translation adjustments(d)	(138.0)	—	107.2	(0.5)	(31.3)
Gains (losses) on cash flow hedges(c)	0.6	(0.2)	—	—	0.4
	$(137.1)	0.3	144.9	(7.3)	0.8

Six months ended June 30, 2017

Amounts attributable to Brink's:
Benefit plan adjustments	$(4.3)	0.4	25.8	(9.0)	12.9
Foreign currency translation adjustments	33.9	—	—	—	33.9
Unrealized gains (losses) on available-for-sale securities	0.9	(0.3)	(0.2)	0.1	0.5
Gains (losses) on cash flow hedges	(0.2)	—	0.1	—	(0.1)
	30.3	0.1	25.7	(8.9)	47.2

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	—	—	0.3	—	0.3
Foreign currency translation adjustments	(1.0)	—	—	—	(1.0)
	(1.0)	—	0.3	—	(0.7)

Total
Benefit plan adjustments(a)	(4.3)	0.4	26.1	(9.0)	13.2
Foreign currency translation adjustments	32.9	—	—	—	32.9
Unrealized gains (losses) on available-for-sale securities(b)	0.9	(0.3)	(0.2)	0.1	0.5
Gains (losses) on cash flow hedges(c)	(0.2)	—	0.1	—	(0.1)
	$29.3	0.1	26.0	(8.9)	46.5

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Total net periodic retirement benefit cost included in:
Cost of revenues	$2.1	2.4	$4.5	4.7
Selling, general and administrative expenses	0.6	0.5	1.2	1.1
Interest and other income (expense)	10.0	12.1	21.7	23.7

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

•
other operating income (expense) (no gains or losses in the three months ended June 30, 2018 and $0.2 million of gains in the three months ended June 30, 2017; as well as no gains or losses in the six months ended June 30, 2018 and no gains or losses in the six months ended June 30, 2017)

•
interest and other income (expense) (no gains or losses in the three months ended June 30, 2018 and $0.1 million of losses in the three months ended June 30, 2017; as well as no gains or losses in the six months ended June 30, 2018 and $0.1 million of losses in the six months ended June 30, 2017).

(d)
2018 foreign currency translation adjustment amounts reclassified to net income are due to the deconsolidation of Venezuela (see Note 1). 2018 foreign currency translation adjustment amounts arising during the current period reflect primarily the devaluation of the Argentine peso and Brazilian real.

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

(In millions)	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2017	$(601.0)	(327.4)	1.1	0.7	(926.6)
Other comprehensive income (loss) before reclassifications	0.8	(138.1)	—	0.4	(136.9)
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	30.9	106.7	—	—	137.6
Other comprehensive income (loss) attributable to Brink's	31.7	(31.4)	—	0.4	0.7
Cumulative effect of change in accounting principle(a)	—	—	(1.1)	—	(1.1)
Balance as of June 30, 2018	$(569.3)	(358.8)	—	1.1	(927.0)

(a)	We adopted ASU 2016-01 (see Note 1) effective January 1, 2018 and recognized a cumulative-effect adjustment to retained earnings.

Note 8 - Fair value of financial instruments

Investments in Mutual Funds
We have investments in mutual funds that are carried at fair value in the financial statements. For these investments, fair value was based on quoted market prices, which we have categorized as a Level 1 valuation.

Fixed-Rate Debt
The fair value and carrying value of our fixed-rate debt are as follows:

(In millions)	June 30, 2018	December 31, 2017

Senior unsecured notes
Carrying value	$600.0	600.0
Fair value	548.3	590.6

The fair value estimate of our senior unsecured notes was based on the present value of future cash flows, discounted at rates for similar instruments at the measurement date, which we have categorized as a Level 3 valuation.

Forward and Swap Contracts
We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At June 30, 2018, the notional value of our shorter term outstanding foreign currency forward and swap contracts was $156.5 million, with average maturities of approximately one month.  These shorter term foreign currency forward and swap contracts primarily offset exposures in the euro and the British pound and are not designated as hedges for accounting purposes. At June 30, 2018, the fair value of these shorter term foreign currency contracts was a net liability of $1.2 million, of which $0.3 million was included in prepaid expenses and other and $1.5 million was included in accrued liabilities on the condensed consolidated balance sheet.

In the first quarter of 2016, we entered into two interest rate swaps that hedge cash flow risk associated with changes in variable interest rates and that are designated as cash flow hedges for accounting purposes. At June 30, 2018, the notional value of these contracts was $40 million with a remaining weighted-average maturity of 1.4 years. At June 30, 2018, the fair value of these interest rates swaps was a net asset of $1.5 million, of which $0.4 million was included in prepaid expenses and other and $1.1 million was included in other assets on the condensed consolidated balance sheet.

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

We used a probability-weighted approach to estimate the fair value of these contingent consideration payments. The fair value of the contingent consideration is the present value of the full $30.3 million potentially payable as of June 30, 2018 as we believe it is unlikely that the contingent consideration payments will be reduced for a revenue shortfall.

At June 30, 2018, we had recognized contingent consideration liabilities of $29.5 million of which $15.0 million was included in accrued liabilities and $14.5 million in other on the condensed consolidated balance sheet. The fair value of these liabilities was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represent a Level 3 valuation. The significant inputs in the Level 3 valuation not supported by market activity included our probability assessments of expected future cash flows related to our acquisition of this entity during the period from acquisition to the estimated settlement date of the remaining payments. Subsequent to the respective acquisition dates to each measurement date, changes in these liabilities due to the passage of time and the corresponding impact of discounting as well as the impact of changes in exchange rates between the Argentine peso and the U.S. dollar, were recognized in earnings.

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

There were no transfers in or out of any of the levels of the valuation hierarchy in the first six months of 2018.

Note 9 - Debt

	June 30,	December 31,
(In millions)	2018	2017
Debt:
Short-term borrowings
Restricted cash borrowings(a)	$14.6	27.0
Other	26.8	18.2
Total short-term borrowings	$41.4	45.2

Long-term debt
Bank credit facilities:
Term loan A(b)	$479.2	491.4
Senior unsecured notes(c)	591.6	591.2
Other	8.8	12.0
Capital leases	107.6	96.9
Total long-term debt	$1,187.2	1,191.5

Total debt	$1,228.6	1,236.7

Included in:
Current liabilities	$94.7	97.1
Noncurrent liabilities	1,133.9	1,139.6
Total debt	$1,228.6	1,236.7

(a)
These amounts are for short-term borrowings related to cash borrowed under lending arrangements used in the process of managing customer cash supply chains, which is currently classified as restricted cash and not available for general corporate purposes. See Note 12 for more details.

(b)	Amounts outstanding are net of unamortized debt costs of $2.1 million as of June 30, 2018 and $2.3 million as of December 31, 2017.

(c)	Amounts outstanding are net of unamortized debt costs of $8.4 million as of June 30, 2018 and $8.8 million as of December 31, 2017.

Long-Term Debt

Senior Secured Credit Facility
In October 2017, we entered into a senior secured credit facility (the “Senior Secured Credit Facility”) with Wells Fargo Bank, National Association, as administrative agent, consisting of a $1 billion Revolving Credit Facility and a $500 million Term Loan Facility. Loans under the Revolving Credit Facility mature five years after the closing date (October 17, 2022) and loans under the Term Loan Facility amortize five percent annually and mature five years after the closing date. Interest rates for the Senior Secured Credit Facility are based on LIBOR plus a margin or an alternate base rate plus a margin. The Revolving Credit Facility allows us to borrow money or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of June 30, 2018, $1 billion was available under the Revolving Credit Facility. The obligations under the Senior Secured Credit Facility are secured by a first-priority lien on all or substantially all of the assets of the Company and certain of its domestic subsidiaries, including a first-priority lien on equity interests of certain of the Company’s direct and indirect subsidiaries. The Company and certain of its domestic subsidiaries also guarantee the obligations under the Senior Secured Credit Facility.

The margin on both LIBOR and alternate base rate borrowings under the Senior Secured Credit Facility is based on the Company’s consolidated net leverage ratio. The margin on LIBOR borrowings, which can range from 1.25% to 2.50%, was 1.75% at June 30, 2018. The margin on alternate base rate borrowings, which can range from 0.25% to 1.50%, was 0.75% as of June 30, 2018. We also pay an annual commitment fee on unused portion the Revolving Credit Facility based on the Company’s consolidated net leverage ratio. The commitment fee, which can range from 0.15% to 0.40%, was 0.25% as of June 30, 2018.

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

Letter of Credit Facilities and Bank Guarantee Facilities
We have three committed letter of credit facilities totaling $104 million, of which approximately $44 million was available at June 30, 2018. At June 30, 2018, we had undrawn letters of credit and guarantees of $60 million issued under these letter of credit facilities. The $40 million facility expires in December 2018, the $10 million facility expires March 2019 and the $54 million facility expires in December 2019.

We have a $40 million uncommitted letter of credit facility that expires in September 2019. As of June 30, 2018, $11 million was utilized.

The Senior Secured Credit Facility is also available for issuance of letters of credit and bank guarantees.

The Senior Secured Credit Facility, Senior Unsecured Notes, the unsecured multi-currency revolving bank credit facilities and the letter of credit facilities contain various financial and other covenants. The financial covenants, among other things, limit our ability to provide liens, restrict fundamental changes, limit transactions with affiliates and unrestricted subsidiaries, restrict changes to our fiscal year and to organizational documents, limit asset dispositions, limit the use of proceeds from asset sales, limit sale and leaseback transactions, limit investments, limit the ability to incur debt, restrict certain payments to shareholders, limit negative pledges, limit the ability to change the nature of our business, provide for a maximum consolidated net leverage ratio and provide for minimum coverage of interest costs. If we were not to comply with the terms of our various financing agreements, the repayment terms could be accelerated and the commitments could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other financing agreements. We were in compliance with all financial covenants at June 30, 2018.

Note 10 - Share-based compensation plans

We have share-based compensation plans to attract and retain employees and nonemployee directors and to more closely align their interests with those of our shareholders.

We have outstanding share-based awards granted to employees under the 2013 Equity Incentive Plan ("2013 Plan") and the 2017 Equity Incentive Plan (the "2017 Plan).  These plans permit grants of restricted stock, restricted stock units, performance stock, performance units, stock appreciation rights, stock options, as well as other share-based awards to eligible employees.  The 2013 Plan and the 2017 Plan also permit cash awards to eligible employees.  The 2017 Plan became effective May 2017.  No further grants of awards will be made under the the 2013 Plan, although awards under this prior plan remain outstanding.

We also have outstanding deferred stock units granted to directors under the 2017 Plan. Share-based awards were previously granted to directors and remain outstanding under the Non-Employee Director's Equity Plan and the Directors’ Stock Accumulation Plan, which has expired.

Outstanding awards at June 30, 2018, include performance share units, restricted stock units, deferred stock units, performance-based stock options, time-based stock options and certain awards that will be settled in cash.

Compensation Expense
Compensation expense is measured using the fair-value-based method.  For employee and director awards considered equity grants, compensation expense is recognized from the award or grant date to the earlier of the retirement-eligible date or the vesting date. For awards considered liability awards, compensation cost is based on the change in the fair value of the instrument for each reporting period and the percentage of the requisite service that has been rendered. Compensation cost associated with liability awards was not significant in the six months ended June 30, 2018 or the prior year period.

Compensation expenses are classified as selling, general and administrative expenses in the condensed consolidated statements of operations. Compensation expenses for the share-based awards were as follows:

	Compensation Expense		Compensation Expense
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017

Performance Share Units	$2.7	1.9	$6.6	4.5
Market Share Units	—	—	0.1	0.1
Restricted Stock Units	1.5	1.2	3.3	2.4
Deferred Stock Units and fees paid in stock	0.3	0.3	0.5	0.5
Stock Options	1.2	0.6	2.0	1.0
Share-based payment expense	5.7	4.0	12.5	8.5
Income tax benefit	(1.3)	(1.5)	(2.9)	(3.1)
Share-based payment expense, net of tax	$4.4	2.5	$9.6	5.4
Performance-Based Stock Options
In 2018, 2017 and 2016, we granted performance-based stock options that have a service condition as well as a market condition. In addition, some of the awards granted in 2016 contain a non-financial performance condition. We measure the fair value of these performance-based options at the grant date using a Monte Carlo simulation model.

The following table summarizes performance-based stock option activity during the first six months of 2018:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2017	879.8	$8.04
Granted	417.6	16.73
Forfeited	—	—
Exercised	—	—
Outstanding balance as of June 30, 2018	1,297.4	$10.83

Time-Based Stock Options
Prior to 2018, we granted time-based stock options that contain only a service condition. We measured the fair value of these time-based options at the grant date using a Black-Scholes-Merton option pricing model.

The following table summarizes time-based stock option activity during the first six months of 2018:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2017	40.6	$8.66
Granted	—	—
Forfeited	—	—
Exercised	(37.9)	7.77
Outstanding balance as of June 30, 2018	2.7	$21.09
Restricted Stock Units (“RSUs”)
We granted RSUs that contain only a service condition. We measure the fair value of RSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period.

The following table summarizes RSU activity during the first six months of 2018:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2017	265.8	$39.80
Granted	81.8	72.33
Forfeited	(3.2)	54.85
Vested	(94.6)	35.83
Nonvested balance as of June 30, 2018	249.8	$51.77
Performance Share Units ("PSUs”)
Prior to 2016, we granted PSUs that contained a performance condition, a market condition and a service condition ("Prior PSUs"). After 2015, we granted Internal Metric PSUs ("IM PSUs") and Total Shareholder Return PSUs ("TSR PSUs").

IM PSUs contain a performance condition as well as a service condition. We measure the fair value of these PSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period. For the majority of the IM PSUs granted in 2018, the performance period is from January 1, 2018 to December 31, 2020.

TSR PSUs contain a market condition as well as a service condition. We measure the fair value of PSUs containing a market condition at the grant date using a Monte Carlo simulation model.  For the TSR PSUs granted in 2018, the performance period is from January 1, 2018 to December 31, 2020.

The following table summarizes all PSU activity during the first six months of 2018:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2017	671.2	$37.26
Granted	171.7	73.49
Forfeited	(5.4)	49.00
Vested(a)	(137.7)	29.17
Nonvested balance as of June 30, 2018	699.8	$47.64

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

The following table summarizes all MSU activity during the first six months of 2018:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2017	74.2	$30.37
Granted	—	—
Forfeited	—	—
Vested(a)	(74.2)	30.37
Nonvested balance as of June 30, 2018	—	$—

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

The following table summarizes all DSU activity during the first six months of 2018:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2017	10.9	$60.80
Granted	12.5	74.43
Forfeited	—	—
Vested	(10.9)	60.80
Nonvested balance as of June 30, 2018	12.5	$74.43

Note 11 - Shares used to calculate earnings per share

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017

Weighted-average shares:
Basic(a)	51.2	50.7	51.0	50.6
Effect of dilutive stock awards and options	—	0.9	—	0.9
Diluted	51.2	51.6	51.0	51.5

Antidilutive stock awards and options excluded from denominator	1.6	0.3	1.7	0.2

(a)
We have deferred compensation plans for directors and certain of our employees.  For participants electing to defer compensation into common stock units, amounts owed to participants will be paid out in shares of Brink's common stock.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average units credited to employees and directors under the deferred compensation plans.  Accordingly, included in basic shares are 0.3 million in the three months and 0.3 million in the six months ended June 30, 2018, and 0.3 million in the three months and 0.3 million in the six months ended June 30, 2017.

Note 12 - Supplemental cash flow information

	Six Months Ended June 30,
(In millions)	2018	2017
Cash paid for:
Interest	$29.3	10.7
Income taxes, net	48.6	50.4

Non-cash Investing and Financing Activities
We acquired $27.5 million in armored vehicles and other equipment under capital lease arrangements in the first six months of 2018 compared to $23.0 million in armored vehicles and other equipment acquired under capital lease arrangements in the first six months of 2017.

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

At June 30, 2018, we held $101.6 million of restricted cash ($14.6 million represented short-term borrowings, $57.0 million represented restricted cash held for customers, and $30.0 million represented accrued liabilities). At December 31, 2017, we held $112.6 million of restricted cash ($27.0 million represented short-term borrowings, $74.7 million represented restricted cash held for customers and $10.9 million represented accrued liabilities).

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

	June 30,	December 31,
(In millions)	2018	2017
Cash and cash equivalents	$548.5	614.3
Restricted cash	101.6	112.6
Total, cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$650.1	726.9

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

Note 14 - Reorganization and Restructuring

2016 Reorganization and Restructuring
In the fourth quarter of 2016, management implemented restructuring actions across our global business operations and our corporate functions. As a result of these actions, we recognized $18.1 million in related 2016 costs. We recognized an additional $17.3 million in 2017 under this restructuring for additional costs related to severance, asset-related adjustments, a benefit program termination and lease terminations. We recognized an additional $6.0 million in the first six months of 2018 under this restructuring for severance costs and asset-related adjustments. We expect to incur additional costs between $2 and $4 million in future periods, primarily severance costs.

The following table summarizes the costs incurred, payments and utilization, and foreign currency exchange effects of the 2016 Reorganization and Restructuring:

(In millions)	Asset Related Adjustments	Severance Costs	Lease Terminations	Benefit Program Termination	Total

Balance as of January 1, 2017	$—	7.0	0.6	—	7.6
Expense (benefit)	2.1	3.7	—	2.2	8.0
Payments and utilization	(2.1)	(6.9)	0.1	(1.9)	(10.8)
Foreign currency exchange effects	—	0.1	—	—	0.1
Balance as of June 30, 2017	$—	3.9	0.7	0.3	4.9

Balance as of January 1, 2018	$—	1.6	0.4	—	2.0
Expense (benefit)	1.5	4.5	—	—	6.0
Payments and utilization	(1.5)	(5.4)	(0.2)	—	(7.1)
Foreign currency exchange effects	—	—	—	—	—
Balance as of June 30, 2018	$—	0.7	0.2	—	0.9

Other Restructurings
Management routinely implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized $2.2 million in the first six months of 2018, primarily severance costs. For the current restructuring actions, we expect to incur additional costs between $2 and $4 million in future periods.

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

RESULTS OF OPERATIONS

Consolidated Review

GAAP and Non-GAAP Financial Measures
We provide an analysis of our operations below on both a generally accepted accounting principles (“GAAP”) and non-GAAP basis.  The purpose of the non-GAAP information is to report our operating profit, income from continuing operations and earnings per share without certain income and expense items that do not reflect the regular earnings of our operations.  The non-GAAP financial measures are intended to provide investors with a supplemental comparison of our operating results and trends for the periods presented. Our management believes these measures are also useful to investors as such measures allow investors to evaluate our performance using the same metrics that our management uses to evaluate past performance and prospects for future performance. We do not consider these items to be reflective of our core operating performance due to the variability of such items from period-to-period in terms of size, nature and significance.  The non-GAAP adjustments used to reconcile our GAAP results are described on pages 40–41 and are reconciled to comparable GAAP measures on pages 47–49.

Definition of Organic Growth
Organic growth represents the change in revenues or operating profit between the current and prior period, excluding the effect of acquisitions and dispositions and changes in currency exchange rates. See definitions on page 38.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions, except for per share amounts)	2018	2017	Change	2018	2017	Change
GAAP
Revenues	$849.7	805.9	5	1,728.8	1,594.3	8
Cost of revenues	666.8	628.9	6	1,360.4	1,239.2	10
Selling, general and administrative expenses	119.9	122.8	(2)	243.0	229.9	6
Operating profit	61.7	48.3	28	126.5	119.2	6
Income (loss) from continuing operations(a)	(107.8)	14.3	unfav	(85.7)	49.0	unfav
Diluted EPS from continuing operations(a)	$(2.11)	0.28	unfav	(1.68)	0.95	unfav

Non-GAAP(b)
Non-GAAP revenues	$824.1	759.6	8	1,677.4	1,499.9	12
Non-GAAP operating profit	76.2	60.8	25	147.7	114.3	29
Non-GAAP income from continuing operations(a)	38.6	34.1	13	72.4	64.1	13
Non-GAAP diluted EPS from continuing operations(a)	$0.74	0.66	12	1.39	1.24	12

(a)	Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.

(b)	Non-GAAP results are reconciled to the applicable GAAP results on pages 47–49.

Deconsolidation of Venezuela
Due to political and economic conditions in Venezuela, in the second quarter of 2018, we determined that we no longer met the accounting criteria for control over our Venezuelan operations. We expect these conditions to continue for the foreseeable future. Consequently, we began reporting the results of our investment in our Venezuelan subsidiaries using the cost method of accounting. We determined the fair value of our cost method investment in, and receivables from, our Venezuelan subsidiaries to be insignificant based on our expectations of dividend payments and settlements of such receivables in future periods. As a result, we deconsolidated our Venezuela subsidiaries and recognized a pretax loss of $126.7 million in the second quarter of 2018. This loss is excluded from our non-GAAP results.

GAAP Basis
Analysis of Consolidated Results: Second Quarter 2018 versus Second Quarter 2017
Consolidated Revenues  Revenues increased $43.8 million as organic growth in Venezuela ($1,657.6 million), South America ($40.5 million), North America ($15.7 million), and Rest of World ($3.3 million) and the favorable impact of acquisitions ($36.2 million) were partially offset by unfavorable changes in currency exchange rates ($1,709.5 million). A significant portion of the reduction in revenues from currency exchange rates relates to the strengthening of the U.S. dollar against the Venezuela bolivar ($1,678.3 million).  Revenues increased on an organic basis due mainly to higher average selling prices in Venezuela and Argentina (including the effects of inflation) and organic revenue growth in Brazil and Mexico from volume growth and price increases. See above for our definition of “organic.”

Consolidated Costs and Expenses  Cost of revenues increased 6% to $666.8 million primarily due to the impact of acquisitions and inflation-based organic increases in labor and other operational costs, partially offset by changes in currency exchange rates. Selling, general and administrative costs decreased 2% to $119.9 million due primarily to changes in currency exchange rates, partially offset by organic increases in compensation costs and the impact of acquisitions.

Consolidated Operating Profit  We believe our current operating profit margin in our North America segment is lower than our other segments and our competitors as our vehicle and labor expenses are too high.  We are working to increase our operating profit margin by implementing productivity improvements aimed at reducing vehicle and labor expenses and by selling higher valued services.  We expect our North America segment operating profit margin will be more comparable to our Rest of World segment in the future, but will not achieve the same level as our South America segment, where profit margins are higher for us and our competitors due to market conditions. Operating profit increased $13.4 million due mainly to:

•	organic increases in Venezuela ($590.1 million), South America ($15.8 million) and North America ($10.0 million), and

•	the favorable operating impact of business acquisitions ($8.3 million), excluding intangible asset amortization and acquisition-related severance charges, partially offset by:

•	unfavorable changes in currency exchange rates ($602.7 million), including the effects of Venezuela and South America devaluations, and

•	higher costs related to business acquisitions and dispositions ($5.0 million), primarily from the impact of intangible asset amortization and acquisition-related severance charges.

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Income from continuing operations attributable to Brink’s shareholders in 2018 decreased $122.1 million to negative $107.8 million primarily due to the loss on deconsolidation of Venezuela operations ($126.7 million), higher interest expense ($9.8 million), and slightly higher income tax expense ($1.3 million) and income attributable to noncontrolling interests ($1.0 million), partially offset by the operating profit increase mentioned above and lower interest and other expense ($3.3 million). Earnings per share from continuing operations was negative $2.11, down from $0.28 in the second quarter of 2017.

Analysis of Consolidated Results: First Half 2018 versus First Half 2017
Consolidated Revenues  Revenues increased $134.5 million as organic growth in Venezuela ($1,995.7 million), South America ($76.2 million), North America ($20.9 million), and Rest of World ($7.1 million) and the favorable impact of acquisitions ($87.1 million) were partially offset by unfavorable changes in currency exchange rates ($2,052.5 million). A significant portion of the reduction in revenues from currency exchange rates relates to the strengthening of the U.S. dollar against the Venezuela bolivar ($2,038.7 million).  Revenues increased on an organic basis due mainly to higher average selling prices in Venezuela and Argentina (including the effects of inflation) and organic revenue growth in Brazil and Mexico from volume growth and price increases. See page 35 for our definition of “organic.”

Consolidated Costs and Expenses  Cost of revenues increased 10% to $1,360.4 million primarily due to the impact of acquisitions and inflation-based organic increases in labor and other operational costs, partially offset by changes in currency exchange rates. Selling, general and administrative costs increased 6% to $243.0 million due primarily to organic increases in compensation costs and the impact of acquisitions, partially offset by changes in currency exchange rates.

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
Operating profit increased $7.3 million due mainly to:

•	organic increases in Venezuela ($581.4 million), South America ($32.1 million) and North America ($19.2 million), and

•	the favorable operating impact of business acquisitions ($17.3 million), excluding intangible asset amortization and acquisition-related severance charges, partially offset by:

•	unfavorable changes in currency exchange rates ($615.4 million), including the effects of Venezuela and South America devaluations,

•	higher costs related to business acquisitions and dispositions ($11.9 million), primarily from the impact of intangible asset amortization and acquisition-related severance charges, and

•	higher corporate expenses ($11.1 million on an organic basis) primarily due to higher security-related costs.

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Income from continuing operations attributable to Brink’s shareholders in 2018 decreased $134.7 million to negative $85.7 million primarily due to the loss on deconsolidation of Venezuela operations ($126.7 million), and higher interest expense ($20.0 million), partially offset by the operating profit increase mentioned above, lower interest and other expense ($1.4 million), lower income tax expense ($1.7 million) and lower income attributable to noncontrolling interests ($1.6 million). Earnings per share from continuing operations was negative $1.68, down from $0.95 in the first half of 2017.

Non-GAAP Basis
Analysis of Consolidated Results: Second Quarter 2018 versus Second Quarter 2017
Non-GAAP Consolidated Revenues  Non-GAAP revenues increased $64.5 million as the favorable impact of acquisitions ($36.2 million) and organic growth in South America ($40.5 million), North America ($15.7 million), and Rest of World ($3.3 million) were offset by the unfavorable impact of currency exchange rates ($31.2 million). Non-GAAP revenues increased 8% on an organic basis due mainly to higher average selling prices in Argentina (including the effects of inflation) and organic revenue growth in Brazil and Mexico from volume growth and price increases. The unfavorable currency impact was driven by the Argentine peso and Brazilian real and was partially offset by the favorable impact of the euro. See page 35 for our definition of “organic.”

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit increased $15.4 million due mainly to:

•	organic increases in South America ($15.8 million) and North America ($10.0 million), and

•	the favorable operating impact of business acquisitions ($8.3 million), partially offset by:

•	unfavorable changes in currency exchange rates ($16.1 million).

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders in 2018 increased $4.5 million to $38.6 million due to the operating profit increase mentioned above and higher interest and other income ($3.9 million), partially offset by higher interest expense ($9.5 million) and higher income tax expense ($5.2 million). Earnings per share from continuing operations was $0.74, up from $0.66 in the second quarter of 2017.

Analysis of Consolidated Results: First Half 2018 versus First Half 2017
Non-GAAP Consolidated Revenues  Non-GAAP revenues increased $177.5 million as the favorable impact of acquisitions ($87.1 million) and organic growth in South America ($76.2 million), North America ($20.9 million), and Rest of World ($7.1 million) were offset by the unfavorable impact of currency exchange rates ($13.8 million). Non-GAAP revenues increased 7% on an organic basis due mainly to higher average selling prices in Argentina (including the effects of inflation) and organic revenue growth in Brazil and Mexico from volume growth and price increases. The unfavorable currency impact was driven by the Argentine peso and Brazilian real and was partially offset by the favorable impact of the euro. See page 35 for our definition of “organic.”

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit increased $33.4 million due mainly to:

•	organic increases in South America ($32.1 million) and North America ($19.2 million), and

•	the favorable operating impact of business acquisitions ($17.3 million), partially offset by:

•	unfavorable changes in currency exchange rates ($19.8 million), and

•	higher corporate expenses ($11.1 million on an organic basis) due to higher security-related costs.

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders in 2018 increased $8.3 million to $72.4 million due to the operating profit increase mentioned above and higher interest and other income ($5.4 million), partially offset by higher interest expense ($19.5 million) and higher income tax expense ($10.1 million). Earnings per share from continuing operations was $1.39, up from $1.24 in the first half of 2017.

Revenues and Operating Profit by Segment: Second Quarter 2018 versus Second Quarter 2017

		Organic	Acquisitions /			% Change
(In millions)	2Q'17	Change	Dispositions(a)	Currency(b)	2Q'18	Total	Organic
Revenues:
North America	$311.0	15.7	—	(2.7)	324.0	4	5
South America	204.6	40.5	30.3	(42.1)	233.3	14	20
Rest of World	244.0	3.3	5.9	13.6	266.8	9	1
Segment revenues(e)	759.6	59.5	36.2	(31.2)	824.1	8	8

Other items not allocated to segments(d)	46.3	1,657.6	—	(1,678.3)	25.6	(45)	fav
Revenues - GAAP	$805.9	1,717.1	36.2	(1,709.5)	849.7	5	fav

Operating profit:
North America	$16.8	10.0	—	(0.7)	26.1	55	60
South America	36.4	15.8	6.9	(13.0)	46.1	27	43
Rest of World	25.4	(1.4)	1.4	0.8	26.2	3	(6)
Segment operating profit	78.6	24.4	8.3	(12.9)	98.4	25	31
Corporate(c)	(17.8)	(1.2)	—	(3.2)	(22.2)	25	7
Operating profit - non-GAAP	60.8	23.2	8.3	(16.1)	76.2	25	38

Other items not allocated to segments(d)	(12.5)	589.3	(4.7)	(586.6)	(14.5)	16	fav
Operating profit - GAAP	$48.3	612.5	3.6	(602.7)	61.7	28	fav
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

(c)	Corporate expenses are not allocated to segment results. Corporate expenses include salaries and other costs to manage the global business and to perform activities required by public companies.

(d)	See pages 40–41 for more information.

(e)	Segment revenues equal our total reported non-GAAP revenues.

Analysis of Segment Results: Second Quarter 2018 versus Second Quarter 2017

North America
Revenues increased 4% ($13.0 million) primarily due to 5% organic growth ($15.7 million) driven by price and volume growth in Mexico and price increases in the U.S. Operating profit increased $9.3 million primarily due to organic growth in Mexico and the U.S. Organic profit growth in Mexico was driven by price increases, higher volumes and labor-related productivity improvements. Organic profit growth in the U.S. was driven by price increases and lower labor costs and other productivity improvements.

South America
Revenues increased 14% ($28.7 million) primarily due to the favorable impact of acquisitions ($30.3 million) and 20% organic growth ($40.5 million), partially offset by the unfavorable impact of currency exchange rates ($42.1 million) mostly from the Argentine peso and Brazilian real. The organic growth was driven by inflation-based price increases in Argentina and price and volume growth in Brazil. Operating profit increased 27% ($9.7 million) driven by organic revenue growth in Argentina and Brazil and the favorable impact of acquisitions ($6.9 million), partially offset by unfavorable currency ($13.0 million) driven by the Argentine peso.

Rest of World
Revenues increased 9% ($22.8 million) due to the favorable impact of currency exchange rates ($13.6 million), primarily from the euro, the favorable impact of acquisitions and dispositions ($5.9 million) and organic growth ($3.3 million). The organic revenue growth was driven by Israel and Greece, partially offset by a decrease in France due to pricing and volume pressure. Operating profit increased 3% ($0.8 million) due to the favorable impact of acquisitions and dispositions ($1.4 million) and currency ($0.8 million), partially offset by an organic decrease ($1.4 million) due primarily to France.

Revenues and Operating Profit by Segment: First Half 2018 versus First Half 2017

		Organic	Acquisitions /			% Change
(In millions)	YTD '17	Change	Dispositions(a)	Currency(b)	YTD '18	Total	Organic
Revenues:
North America	$615.6	20.9	1.9	5.7	644.1	5	3
South America	406.8	76.2	66.9	(61.8)	488.1	20	19
Rest of World	477.5	7.1	18.3	42.3	545.2	14	1
Segment revenues(e)	1,499.9	104.2	87.1	(13.8)	1,677.4	12	7

Other items not allocated to segments(d)	94.4	1,995.7	—	(2,038.7)	51.4	(46)	fav
Revenues - GAAP	$1,594.3	2,099.9	87.1	(2,052.5)	1,728.8	8	fav

Operating profit:
North America	$27.0	19.2	0.3	0.2	46.7	73	71
South America	75.6	32.1	14.2	(20.2)	101.7	35	42
Rest of World	50.8	(4.3)	2.8	2.5	51.8	2	(8)
Segment operating profit	153.4	47.0	17.3	(17.5)	200.2	31	31
Corporate(c)	(39.1)	(11.1)	—	(2.3)	(52.5)	34	28
Operating profit - non-GAAP	114.3	35.9	17.3	(19.8)	147.7	29	31

Other items not allocated to segments(d)	4.9	580.8	(11.3)	(595.6)	(21.2)	unfav	fav
Operating profit - GAAP	$119.2	616.7	6.0	(615.4)	126.5	6	fav
Amounts may not add due to rounding.

See page 38 for footnote explanations.

Analysis of Segment Results: First Half 2018 versus First Half 2017

North America
Revenues increased 5% ($28.5 million) driven by organic growth of 3% ($20.9 million), the favorable impact of currency exchange rates ($5.7 million) primarily from the Canadian dollar and Mexican peso, and the favorable impact of acquisitions ($1.9 million). Organic revenue growth increased from price and volume growth in Mexico. Operating profit increased $19.7 million primarily due to organic growth in Mexico and the U.S. Organic profit growth in Mexico was driven by price increases, higher volumes and labor-related productivity improvements. Organic profit growth in the U.S. was driven by price increases and lower labor costs and other productivity improvements.

South America
Revenues increased 20% ($81.3 million) primarily due to 19% organic growth ($76.2 million), the favorable impact of acquisitions ($66.9 million), partially offset by the unfavorable impact of currency exchange rates ($61.8 million) mostly from the Argentine peso and Brazilian real. The organic growth was driven by inflation-based price increases in Argentina and price and volume growth in Brazil. Operating profit increased 35% ($26.1 million) driven by organic revenue growth in Argentina and Brazil and the favorable impact of acquisitions ($14.2 million), partially offset by unfavorable currency ($20.2 million) driven by the Argentine peso.

Rest of World
Revenues increased 14% ($67.7 million) due to the favorable impact of currency exchange rates ($42.3 million), primarily from the euro, the favorable impact of acquisitions and dispositions ($18.3 million) and organic growth ($7.1 million). The organic revenue growth was driven by Israel and Greece, partially offset by a decrease in France due to pricing and volume pressure. Operating profit increased 2% ($1.0 million) due to the favorable impact of acquisitions and dispositions ($2.8 million) and currency ($2.5 million), partially offset by an organic decrease ($4.3 million) due primarily to France.

Income and Expense Not Allocated to Segments

Corporate Expenses

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2018	2017	change	2018	2017	change
General, administrative and other expenses	$(20.9)	(18.3)	14	$(52.0)	(37.5)	39
Foreign currency transaction gains (losses)	(1.7)	1.4	unfav	(2.2)	0.2	unfav
Reconciliation of segment policies to GAAP	0.4	(0.9)	fav	1.7	(1.8)	fav
Corporate expenses	$(22.2)	(17.8)	25	$(52.5)	(39.1)	34

Second quarter 2018 corporate expenses were up $4.4 million versus the prior year quarter and first half 2018 corporate expenses were up $13.4 million versus the prior year period. The increase in both periods was primarily driven by currency transaction losses in the current year period versus gains in the prior year period as well as higher security losses. Corporate expenses include former non-segment and regional management costs, currency transaction gains and losses, and costs related to global initiatives.

Other Items Not Allocated to Segments

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2018	2017	change	2018	2017	change
Revenues:
Venezuela operations	$25.6	46.3	(45)	$51.4	94.4	(46)
Revenues	$25.6	46.3	(45)	51.4	94.4	(46)

Operating profit:
Venezuela operations	$(1.2)	(4.5)	(73)	2.3	16.6	(86)
Reorganization and Restructuring	(4.5)	(5.6)	(20)	(8.2)	(9.7)	(15)
Acquisitions and dispositions	(7.4)	(2.4)	unfav	(13.9)	(2.0)	unfav
Reporting compliance	(1.4)	—	unfav	(1.4)	—	unfav
Operating profit	$(14.5)	(12.5)	16	$(21.2)	4.9	unfav

The impact of other items not allocated to segments was a loss of $14.5 million in the second quarter of 2018 versus the prior year period loss of $12.5 million. The change was primarily due to higher acquisition-related charges in the current year quarter partially offset by a reduction in losses from Venezuela operations.
The impact of other items not allocated to segments was a loss of $21.2 million in the first half of 2018 versus the prior year period profit of $4.9 million. The change was primarily due to lower profits from our Venezuela operations and higher acquisition-related charges in the current year period.
Venezuela operations Prior to the deconsolidation of our Venezuelan subsidiaries effective June 30, 2018 (see Note 1 of the condensed consolidated financial statements), we excluded from our segment results all of our Venezuela operating results due to the Venezuelan government's restrictions that have prevented us from repatriating funds. In light of these unique circumstances, our operations in Venezuela are largely independent of the rest of our global operations. As a result, the Chief Executive Officer, the Company's Chief Operating Decision maker ("CODM"), has assessed segment performance and has made resource decisions by segment excluding Venezuela operating results. Additionally, management believes excluding Venezuela from segment results has made it possible to more effectively evaluate the company’s performance between periods. Prior to deconsolidation,Venezuela operating results include remeasurement gains and losses on monetary assets and liabilities related to currency devaluations. We recognized remeasurement gains of $2.2 million in the first six months of 2018 versus remeasurement losses of $8.4 million in the first six months of 2017.

Factors considered by management in excluding Venezuela results include:

•	Continued inability to repatriate cash to redeploy to other operations or dividend to shareholders

•	Highly inflationary environment

•	Previous fixed exchange rate policy

•	Continued currency devaluations and

•	Difficulty raising prices and controlling costs

Reorganization and Restructuring
2016 Restructuring
In the fourth quarter of 2016, management implemented restructuring actions across our global business operations and our corporate functions. As a result of these actions, we recognized $18.1 million in related 2016 costs. We recognized an additional $17.3 million in 2017 under this restructuring for additional costs related to severance, asset-related adjustments, a benefit program termination and lease terminations. We recognized an additional $6.0 million in the first six months of 2018 under this program for additional asset related and severance costs. Severance actions are expected to reduce our global workforce by 800 to 900 positions and result in approximately $20 million in annualized cost savings when this restructuring is finalized. We expect to incur additional costs between $2 and $4 million in future periods, primarily severance costs.

Other Restructurings
Management routinely implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized $2.2 million in the first six months of 2018, primarily severance costs. When completed, the current restructuring actions will reduce our workforce by 400 to 500 positions and result in approximately $7 million in annualized cost savings. For the current restructuring actions, we expect to incur additional costs between $2 and $4 million in future periods. These estimates will be updated as management targets additional sections of our business.
Due to the unique circumstances around these charges, they have not been allocated to segment results and are excluded from non-GAAP results. Charges related to the employees, assets, leases and contracts impacted by these restructuring actions were excluded from the segments and corporate expenses as shown in the table below.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2018	2017	change	2018	2017	change
Reportable Segments:
North America	$(0.1)	(1.6)	(94)	$(0.6)	(2.7)	(78)
South America	(0.2)	(0.4)	(50)	(1.0)	(2.8)	(64)
Rest of World	(4.2)	(1.1)	unfav	(6.6)	(1.6)	unfav
Total reportable segments	(4.5)	(3.1)	45	(8.2)	(7.1)	15
Corporate items	—	(2.5)	(100)	—	(2.6)	(100)
Total	$(4.5)	(5.6)	(20)	$(8.2)	(9.7)	(15)

Acquisitions and dispositions Certain acquisition and disposition items that are not considered part of the ongoing activities of the business and are special in nature are consistently excluded from non-GAAP results. These items are described below:
2018 Acquisitions and Dispositions

•	Amortization expense for acquisition-related intangible assets was $7.2 million in the first six months of 2018.

•	Severance costs related to our 2017 acquisitions in Argentina, France and Brazil were $3.3 million in the first six months of 2018.

•	Transaction costs related to business acquisitions were $2.1 million in the first six months of 2018.

2017 Acquisitions and Dispositions

•	We recognized $0.8 million in gains in the first quarter of 2017 related to the liquidation of our former cash-in-transit operation in Puerto Rico.

•	Amortization expense for acquisition-related intangible assets was $1.7 million in the first six months of 2017.

•	Transaction costs related to business acquisitions were $0.7 million in the first six months of 2017.

Reporting compliance Certain third party costs incurred related to the mitigation of material weaknesses ($0.5 million in the second quarter of 2018) and the implementation and adoption of ASU 2016-02, the new lease accounting standard effective for us January 1, 2019 ($0.9 million in the second quarter of 2018), are excluded from non-GAAP results.

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

Changes in exchange rates may also affect transactions that are denominated in currencies other than the functional currency.  From time to time, we use foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At June 30, 2018, the notional value of our shorter term outstanding foreign currency forward and swap contracts was $156.5 million with average contract maturities of approximately one month.  These shorter term foreign currency forward and swap contracts primarily offset exposures in the euro and the British pound.  Additionally, these shorter term contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings.  We recognized gains of $3.4 million on these contracts in the first six months of 2018.  At June 30, 2018, the fair value of these shorter term foreign currency contracts was a net liability of $1.2 million.

See Note 1 to the condensed consolidated financial statements for a description of government currency processes and restrictions in Venezuela, the effect on our operations, and how we account for currency remeasurement for our Venezuelan and Argentine subsidiaries.

Other Operating Income (Expense)

Other operating income (expense) includes amounts included in segment results as well as income and expense not allocated to segments.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2018	2017	change	2018	2017	change
Foreign currency items:
Transaction gains (losses)	$(7.7)	(7.8)	(1)	$(3.3)	(10.0)	(67)
Foreign currency derivative instrument gains (losses)	5.5	1.2	fav	3.4	1.9	79
Gains on sale of property and other assets	0.1	0.6	(83)	0.5	0.8	(38)
Impairment losses	(0.9)	(0.6)	50	(2.7)	(1.0)	unfav
Share in earnings of equity affiliates	0.3	—	fav	1.4	0.1	fav
Royalty income	1.3	0.4	fav	1.8	1.0	80
Other	0.1	0.3	(67)	—	1.2	(100)
Other operating income (expense)	$(1.3)	(5.9)	(78)	$1.1	(6.0)	fav
Other operating expense was $1.3 million in the second quarter of 2018 versus $5.9 million in the prior year period. The decrease from the prior year quarter was primarily due to higher gains from foreign currency derivative instruments in the second quarter of 2018.

Other operating income was $1.1 million in the first half of 2018 versus $6.0 million of expense in the prior year period. The change was primarily related to lower foreign currency transaction losses in the first half of 2018 as compared to the prior year period.

Nonoperating Income and Expense

Interest expense

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2018	2017	change	2018	2017	change
Interest expense	$15.8	6.0	unfav	$30.8	10.8	unfav

Interest expense was higher in the second quarter of 2018 compared to the prior year period primarily due to higher borrowing levels due to business acquisitions.

Interest expense was higher in the first half of 2018 compared to the prior year period primarily due to higher borrowing levels due to business acquisitions.

Loss on deconsolidation of Venezuela operations

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2018	2017	change	2018	2017	change
Loss on deconsolidation of Venezuela operations	$126.7	—	unfav	$126.7	—	unfav

See Note 1 to the condensed consolidated financial statements for more information about the loss on deconsolidation of our Venezuelan operations.

Interest and other income (expense)

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2018	2017	change	2018	2017	change
Interest income	$2.1	0.9	fav	$4.1	1.6	fav
Gain on equity securities	1.5	0.2	fav	1.5	0.2	fav
Foreign currency transaction losses(a)	(12.6)	—	unfav	(15.5)	—	unfav
Derivative instruments	—	(0.1)	(100)	—	(0.1)	(100)
Retirement benefit cost other than service cost	(10.0)	(12.1)	(17)	(21.7)	(23.7)	(8)
Gain on a disposition of a subsidiary(b)	10.3	—	fav	10.3	—	fav
Other	0.6	(0.3)	fav	0.1	(0.6)	fav
Interest and other income (expense)	$(8.1)	(11.4)	(29)	$(21.2)	(22.6)	(6)

(a)	Currency transaction losses incurred by Brink's Argentina related to its U.S. dollar-denominated payables to the sellers of Maco Transporatadora and Maco Litoral.

(b)	Gain on the sale of our former French airport security services subsidiary in the second quarter of 2018.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Continuing operations
Provision for income taxes (in millions)	$18.6	17.3	$30.0	31.7
Effective tax rate	(20.9%)	56.0%	(57.5%)	36.9%

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

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Reform Act, the Company recorded provisional amounts as of December 31, 2017, in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”).  We recorded a provisional one-time non-cash charge of $92 million in the fourth quarter of 2017 to remeasure the deferred tax assets for the new rate and for other legislative changes.  We do not expect a U.S. federal current tax liability for the transition tax due to our high-tax foreign income, but we recorded a provisional $31.1 million foreign tax credit offset with a full valuation allowance related to the transition tax. We did not record a current state tax liability related to the transition tax in accordance with the interpretation of existing state laws and the provisional estimates. The Company has not yet adopted an accounting policy related to the provision of deferred taxes related to GILTI.  We did not change our assertion on the determination of which subsidiaries that we consider to be permanently invested and for which we do not expect to repatriate to the U.S. as a result of the Tax Reform Act.  We will continue to collect and analyze data, including the undistributed earnings of foreign subsidiaries and related taxes, interpret the Tax Reform Act and apply the additional guidance and legislative changes to be issued by the U.S. federal and state authorities and may be required to make adjustments to these provisional amounts.  We have not recorded any changes to the 2017 provisional amount in the first six months of 2018 and will complete the 2017 accounting for the Tax Reform Act by the end of 2018 in accordance with SAB 118.

2018 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first six months of 2018 was negative primarily due to the impact of Venezuela’s earnings and the related tax expense, including the largely nondeductible loss on the deconsolidation of the Venezuela operations.  The items that cause the rate to be higher than the U.S. statutory rate include the geographical mix of earnings, the seasonality of book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on cross border payments and the characterization of a French business tax as an income tax, partially offset by the significant tax benefits related to the distribution of share-based payments and a French income tax credit.

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

Noncontrolling Interests

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2018	2017	change	2018	2017	change
Net income (loss) attributable to noncontrolling interests	$0.3	(0.7)	unfav	$3.5	5.1	(31)

The change from $0.7 million net loss attributable to noncontrolling interests in the second quarter of 2017 to $0.3 million of net income attributable to noncontrolling interests in the second quarter of 2018 was primarily due to higher operating results from our Venezuelan subsidiaries. The change from $5.1 million net income attributable to noncontrolling interests in the first half of 2017 to $3.5 million of net income attributable to noncontrolling interests in the first half of 2018 was primarily due to lower operating results from our Venezuelan subsidiaries.

See Note 1 to the condensed consolidated financial statements for more information about the currency devaluations of our Venezuelan subsidiaries and lower currency remeasurement charges from devaluation of Venezuelan currency.

Non-GAAP Results Reconciled to GAAP

Non-GAAP results described in this filing are financial measures that are not required by or presented in accordance with GAAP. The purpose of the non-GAAP results is to report financial information from the primary operations of our business by excluding the effects of certain income and expenses that do not reflect the ordinary earnings of our operations. The specific items excluded have not been allocated to segments, are described in detail on pages 40–41, and are reconciled to comparable GAAP measures below.

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

	YTD '18			YTD '17
(In millions, except for percentages)	Pre-tax	Tax	Effective tax rate	Pre-tax	Tax	Effective tax rate
Effective Income Tax Rate(a)
GAAP	$(52.2)	30.0	(57.5)%	$85.8	31.7	36.9%
Retirement plans(d)	16.9	3.9		15.9	5.8
Venezuela operations(b)	0.6	(3.9)		(11.5)	(8.7)
Reorganization and Restructuring(b)	8.2	2.7		9.7	3.3
Acquisitions and dispositions(b)	19.6	9.3		2.0	0.5
Tax on accelerated income(e)	—	0.3		—	—
Reporting compliance(b)	1.4	0.3		—	—
Loss on deconsolidation of Venezuela operations(f)	126.7	—		—	—
Income tax rate adjustment(c)	—	2.3		—	2.2
Non-GAAP	$121.2	44.9	37.0%	$101.9	34.8	34.2%

Amounts may not add due to rounding.

(a)	From continuing operations.

(b)
See “Other Items Not Allocated To Segments” on pages 40–41 for details.  We do not consider these items to be reflective of our core operating performance due to the variability of such items from period-to-period in terms of size, nature and significance.

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

(e)	The non-GAAP tax rate excludes the 2018 foreign tax benefit that resulted from the transaction that accelerated U.S. tax in 2015.

(f)	Effective June 30, 2018, we deconsolidated our investment in Venezuelan subsidiaries and recognized a pretax charge of $126.7 million.

(g)
Because we reported a loss from continuing operations on a GAAP basis in the second quarter of 2017, GAAP EPS was calculated using basic shares. However, as we reported income from continuing operations on a non-GAAP basis in the second quarter of 2017, non-GAAP EPS was calculated using diluted shares.

Non-GAAP Results Reconciled to GAAP

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for percentages and per share amounts)	2018	2017	2018	2017
Revenues:
GAAP	$849.7	805.9	1,728.8	1,594.3
Venezuela operations(b)	(25.6)	(46.3)	(51.4)	(94.4)
Non-GAAP	$824.1	759.6	1,677.4	1,499.9

Operating profit:
GAAP	$61.7	48.3	126.5	119.2
Venezuela operations(b)	1.2	4.5	(2.3)	(16.6)
Reorganization and Restructuring(b)	4.5	5.6	8.2	9.7
Acquisitions and dispositions(b)	7.4	2.4	13.9	2.0
Reporting compliance(b)	1.4	—	1.4	—
Non-GAAP	$76.2	60.8	147.7	114.3

Operating margin:
GAAP margin	7.3%	6.0%	7.3%	7.5%
Non-GAAP margin	9.2%	8.0%	8.8%	7.6%

Interest expense:
GAAP	$(15.8)	(6.0)	(30.8)	(10.8)
Venezuela operations(b)	0.1	—	0.1	—
Acquisitions and dispositions(b)	0.2	—	0.4	—
Non-GAAP	$(15.5)	(6.0)	(30.3)	(10.8)

Loss on deconsolidation of Venezuela operations:
GAAP	$(126.7)	—	(126.7)	—
Loss on deconsolidation of Venezuela operations(f)	126.7	—	126.7	—
Non-GAAP	$—	—	—	—

Interest and other income (expense):
GAAP	$(8.1)	(11.4)	(21.2)	(22.6)
Retirement plans(d)	8.1	8.6	16.9	15.9
Venezuela operations(b)	0.9	2.2	2.8	5.1
Acquisitions and dispositions(b)	2.4	—	5.3	—
Non-GAAP	$3.3	(0.6)	3.8	(1.6)

Provision for income taxes:
GAAP	$18.6	17.3	30.0	31.7
Retirement plans(d)	2.0	3.1	3.9	5.8
Venezuela operations(b)	(2.4)	(3.8)	(3.9)	(8.7)
Reorganization and Restructuring(b)	1.5	1.9	2.7	3.3
Acquisitions and dispositions(b)	6.2	0.3	9.3	0.5
Tax on accelerated income(e)	(0.2)	—	0.3	—
Reporting compliance(b)	0.3	—	0.3	—
Income tax rate adjustment(c)	(2.3)	(0.3)	2.3	2.2
Non-GAAP	$23.7	18.5	44.9	34.8

Net income (loss) attributable to noncontrolling interests:
GAAP	$0.3	(0.7)	3.5	5.1
Venezuela operations(b)	1.6	2.2	1.0	(2.7)
Reorganization and Restructuring(b)	(0.1)	0.1	(0.1)	0.4
Income tax rate adjustment(c)	(0.1)	—	(0.5)	0.2
Non-GAAP	$1.7	1.6	3.9	3.0

Amounts may not add due to rounding.

See page 47 for footnote explanations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for percentages and per share amounts)	2018	2017	2018	2017
Income (loss) from continuing operations attributable to Brink's:
GAAP	$(107.8)	14.3	(85.7)	49.0
Retirement plans(d)	6.1	5.5	13.0	10.1
Venezuela operations(b)	3.0	8.3	3.5	(0.1)
Reorganization and Restructuring(b)	3.1	3.6	5.6	6.0
Acquisitions and dispositions(b)	3.8	2.1	10.3	1.5
Tax on accelerated income(e)	0.2	—	(0.3)	—
Reporting compliance(b)	1.1	—	1.1	—
Loss on deconsolidation of Venezuela operations(f)	126.7	—	126.7	—
Income tax rate adjustment(c)	2.4	0.3	(1.8)	(2.4)
Non-GAAP	$38.6	34.1	72.4	64.1

Diluted EPS:
GAAP	$(2.11)	0.28	(1.68)	0.95
Retirement plans(d)	0.12	0.11	0.25	0.19
Venezuela operations(b)	0.06	0.15	0.07	—
Reorganization and Restructuring(b)	0.06	0.07	0.11	0.12
Acquisitions and dispositions(b)	0.07	0.04	0.20	0.02
Tax on accelerated income(e)	—	—	(0.01)	—
Reporting compliance(b)	0.02	—	0.02	—
Loss on deconsolidation of Venezuela operations(f)	2.43	—	2.43	—
Income tax rate adjustment(c)	0.05	0.01	(0.04)	(0.05)
Share adjustment(g)	0.04	—	0.04	—
Non-GAAP	$0.74	0.66	1.39	1.24

Amounts may not add due to rounding.

See page 47 for footnote explanations.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows from operating activities decreased by $15.6 million in the first six months of 2018 as compared to the first six months of 2017.  Cash used for investing activities decreased by $40.1 million in the first six months of 2018 compared to the first six months of 2017. We financed our liquidity needs in the first six months of 2018 with cash flows from short term borrowings.

Operating Activities

	Six Months Ended June 30,		$
(In millions)	2018	2017	change
Cash flows from operating activities
Operating activities - GAAP	$109.1	124.7	(15.6)
Venezuela operations	(0.4)	(15.1)	14.7
(Increase) decrease in restricted cash held for customers	(4.4)	(23.4)	19.0
(Increase) decrease in certain customer obligations(a)	(5.7)	(7.1)	1.4
Discontinued operations	—	(0.6)	0.6
Operating activities - non-GAAP	$98.6	78.5	20.1

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

Non-GAAP cash flows from operating activities is a supplemental financial measure that is not required by, or presented in accordance with, GAAP. The purpose of this non-GAAP measure is to report financial information excluding cash flows from Venezuela operations, restricted cash held for customers, the impact of cash received and processed in certain of our Cash Management Services operations, and without cash flows from discontinued operations. We believe this measure is helpful in assessing cash flows from operations, enables period-to-period comparability and is useful in predicting future operating cash flows. This non-GAAP measure should not be considered as an alternative to cash flows from operating activities determined in accordance with GAAP and should be read in conjunction with our condensed consolidated statements of cash flows.

GAAP
Cash flows from operating activities decreased by $15.6 million in the first six months of 2018 compared to the same period in 2017.  The decrease was primarily due to the $19.0 million decrease in restricted cash held for customers, decrease in operating cash provided by Venezuela operations of $14.7 million and higher amounts paid for interest, partially offset by changes in working capital.

Non-GAAP
Non-GAAP cash flows from operating activities increased by $20.1 million in the first six months of 2018 as compared to the same period in 2017.  The increase was primarily due to changes in working capital.

Investing Activities

	Six Months Ended June 30,		$
(In millions)	2018	2017	change
Cash flows from investing activities
Capital expenditures	$(73.3)	(71.1)	(2.2)
Acquisitions, net of cash acquired	—	(65.0)	65.0
Dispositions, net of cash disposed	9.6	1.1	8.5
Marketable securities:
Purchases	(50.1)	(19.3)	(30.8)
Sales	5.5	5.4	0.1
Proceeds from sale of property and equipment	1.8	1.4	0.4
Other	(0.9)	—	(0.9)
Investing activities	$(107.4)	(147.5)	40.1

Cash used by investing activities decreased by $40.1 million in the first six months of 2018 versus the first six months of 2017.  The decrease was primarily due to the $65 million in cash paid, net of cash acquired, for the three business acquisitions in Brazil, Chile and the U.S. in the first six months of 2017 along with the cash received from the disposition of our former French airport security services subsidiary in 2018, partially offset by higher purchases of marketable securities ($30.8 million) during the first six months of 2018.

Cash used by investing activities is expected to increase in the future quarters of 2018 as cash payments are made for pending business acquisitions in the U.S. and Brazil. We expect to fund these acquisitions largely through the use of available cash and cash equivalents.

Capital expenditures and depreciation and amortization were as follows:

	Six Months Ended June 30,		$	Full Year
(In millions)	2018	2017	change	2017
Property and equipment acquired during the period
Capital expenditures:(a)
North America	$30.3	39.0	(8.7)	86.3
South America	22.4	15.3	7.1	39.2
Rest of World	13.4	10.1	3.3	35.9
Corporate	7.2	5.5	1.7	8.9
Capital expenditures - non-GAAP	73.3	69.9	3.4	170.3
Venezuela	—	1.2	(1.2)	4.2
Capital expenditures - GAAP	$73.3	71.1	2.2	174.5

Capital leases:(b)
North America	$21.9	19.7	2.2	47.3
South America	5.6	3.3	2.3	4.4
Capital leases - GAAP and non-GAAP	$27.5	23.0	4.5	51.7

Total:
North America	$52.2	58.7	(6.5)	133.6
South America	28.0	18.6	9.4	43.6
Rest of World	13.4	10.1	3.3	35.9
Corporate	7.2	5.5	1.7	8.9
Total property and equipment acquired excluding Venezuela	100.8	92.9	7.9	222.0
Venezuela	—	1.2	(1.2)	4.2
Total property and equipment acquired	$100.8	94.1	6.7	226.2

Depreciation and amortization(a)
North America	$32.3	33.6	(1.3)	68.4
South America	13.5	10.6	2.9	23.5
Rest of World	16.1	14.6	1.5	30.4
Corporate	6.3	5.7	0.6	12.0
Depreciation and amortization - non-GAAP	68.2	64.5	3.7	134.3
Venezuela	1.1	0.8	0.3	1.7
Reorganization and Restructuring	1.4	1.5	(0.1)	2.2
Amortization of intangible assets	7.2	1.7	5.5	8.4
Depreciation and amortization - GAAP	$77.9	68.5	9.4	146.6

(a)
Capital expenditures as well as depreciation and amortization related to Venezuela have been excluded from South America. In addition, accelerated depreciation related to Reorganization and Restructuring activities and amortization of acquisition-related intangible assets have also been excluded from non-GAAP amounts.

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

Our reinvestment ratio, which we define as the annual amount of property and equipment acquired during the period divided by the annual amount of depreciation, was 1.7 for the twelve months ending June 30, 2018 compared to 1.4 for the twelve months ending June 30, 2017.

Capital expenditures in the first six months of 2018 were primarily for machinery and equipment, armored vehicles and information technology.

Financing Activities

	Six Months Ended June 30,		$
(In millions)	2018	2017	change
Cash flows from financing activities
Borrowings and repayments:
Short-term borrowings	$10.5	5.5	5.0
Cash supply chain customer debt	(11.7)	1.8	(13.5)
Long-term revolving credit facilities, net	—	107.4	(107.4)
Other long-term debt, net	(25.9)	(15.2)	(10.7)
Borrowings (repayments)	(27.1)	99.5	(126.6)

Dividends to:
Shareholders of Brink’s	(15.2)	(12.6)	(2.6)
Noncontrolling interests in subsidiaries	(1.9)	(2.6)	0.7
Proceeds from exercise of stock options	0.8	2.6	(1.8)
Tax withholdings associated with share-based compensation	(11.3)	(8.9)	(2.4)
Other	0.2	1.0	(0.8)
Financing activities	$(54.5)	79.0	(133.5)

Debt borrowings and repayments
Cash flows from financing activities decreased by $133.5 million in the first six months of 2018 compared to the first six months of 2017 as net borrowings decreased compared to the prior year period.

Dividends
We paid dividends to Brink’s shareholders of $0.30 per share or $15.2 million in the first six months of 2018 compared to $0.25 per share or $12.6 million in the first six months of 2017.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the Board of Directors.

Reconciliation of Net Debt to U.S. GAAP Measures

	June 30,	December 31,
(In millions)	2018	2017
Debt:
Short-term borrowings	$41.4	45.2
Long-term debt	1,187.2	1,191.5
Total Debt	1,228.6	1,236.7
Restricted cash borrowings(a)	(14.6)	(27.0)
Total Debt without restricted cash borrowings	1,214.0	1,209.7

Less:
Cash and cash equivalents	548.5	614.3
Amounts held by Cash Management Services operations(b)	(21.3)	(16.1)
Cash and cash equivalents available for general corporate purposes	527.2	598.2

Net Debt	$686.8	611.5

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

Net Debt is a supplemental non-GAAP financial measure that is not required by, or presented in accordance with GAAP. We use Net Debt as a measure of our financial leverage. We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage. Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our condensed consolidated balance sheets. Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP, as of June 30, 2018, and December 31, 2017.  Net Debt excluding cash and debt in Venezuelan operations was $615 million at December 31, 2017.

Net Debt increased by $75 million primarily to fund business acquisitions and other working capital needs including insurance and bonus payments.

Liquidity Needs
Our operating liquidity needs are typically financed by cash from operations, short-term debt and the available borrowing capacity under our Revolving Credit Facility (our debt facilities are described in more detail in Note 9 to the condensed consolidated financial statements, including certain limitations and considerations related to the cash and borrowing capacity). As of June 30, 2018, $1 billion was available under the Revolving Credit Facility. Based on our current cash on hand, amounts available under our credit facilities and current projections of cash flows from operations, we believe that we will be able to meet our liquidity needs for more than the next twelve months.

Limitations on dividends from foreign subsidiaries.   A significant portion of our operations are outside the U.S. which may make it difficult or costly to repatriate cash for use in the U.S.  See “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2017, for more information on the risks associated with having businesses outside the U.S.

Equity
At June 30, 2018, we had 100 million shares of common stock authorized and approximately 51.0 million shares issued and outstanding.

In May 2017, our board of directors authorized a $200 million share repurchase program, which expires on December 31, 2019.  We are not obligated to repurchase any specific dollar amount or number of shares and, at June 30, 2018, $200 million remains available under this program. The timing and volume of share repurchases may be executed at the discretion of management on an opportunistic basis, or pursuant to trading plans or other arrangements. Share repurchases under the program may be made in the open market, in privately negotiated transactions, or otherwise.

U.S. Retirement Liabilities

Funded Status of U.S. Retirement Plans
	Actual	Actual	Projected
(In millions)	2017	First Half 2018	2nd Half 2018	2019	2020	2021	2022

Primary U.S. pension plan
Beginning funded status	$(107.8)	(102.3)	(91.3)	(79.3)	(55.4)	(30.5)	(4.5)
Net periodic pension credit(a)	18.5	11.0	11.0	22.9	23.5	25.4	27.2
Payment from Brink’s	—	—	—	—	—	—	—
Benefit plan experience loss	(13.0)	—	1.0	1.0	1.4	0.6	—
Ending funded status	$(102.3)	(91.3)	(79.3)	(55.4)	(30.5)	(4.5)	22.7

UMWA plans
Beginning funded status	$(226.6)	(294.3)	(294.1)	(294.7)	(296.8)	(299.8)	(303.8)
Net periodic postretirement cost(a)	(1.9)	(0.3)	(0.1)	(2.1)	(3.0)	(4.0)	(5.2)
Benefit plan experience loss	(66.3)	—	—	—	—	—	—
Other	0.5	0.5	(0.5)	—	—	—	—
Ending funded status	$(294.3)	(294.1)	(294.7)	(296.8)	(299.8)	(303.8)	(309.0)

Black lung plans
Beginning funded status	$(57.2)	(67.0)	(63.9)	(62.4)	(57.8)	(53.5)	(49.5)
Net periodic postretirement cost(a)	(2.4)	(1.2)	(1.3)	(2.0)	(1.9)	(1.8)	(1.6)
Payment from Brink’s	7.3	4.3	2.8	6.6	6.2	5.8	5.4
Benefit plan experience loss	(14.7)	—	—	—	—	—	—
Ending funded status	$(67.0)	(63.9)	(62.4)	(57.8)	(53.5)	(49.5)	(45.7)

(a)	Excludes amounts reclassified from accumulated other comprehensive income (loss).

Primary U.S. Pension Plan
Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement.  We did not make cash contributions to the primary U.S. pension plan in 2017 or the first six months of 2018.  There are approximately 14,200 beneficiaries in the plans.

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

Assumptions for U.S. Retirement Obligations
We have made various assumptions to estimate the amount of payments to be made in the future.  The most significant assumptions include:

•	Discount rates and other assumptions in effect at measurement dates (normally December 31)

•	Investment returns of plan assets

•	Addition of new participants (historically immaterial due to freezing of pension benefits and exit from coal business)

•	Mortality rates

•	Change in laws

The assumptions used to estimate our U.S. retirement obligations can be found in our Annual Report on Form 10-K for the year ended December 31, 2017.

Summary of Expenses Related to All U.S. Retirement Liabilities through 2022

This table summarizes actual and projected expense related to U.S. retirement liabilities.

	Actual	Actual	Projected
(In millions)	2017	First Half 2018	2nd Half 2018	FY2018	2019	2020	2021	2022
Primary U.S. pension plan	$7.7	2.9	2.6	5.5	2.6	(0.3)	(5.9)	(10.9)
UMWA plans	16.8	8.5	7.6	16.1	18.3	18.3	18.4	18.6
Black lung plans	8.4	4.7	5.1	9.8	6.2	5.8	5.4	4.9
Total	$32.9	16.1	15.3	31.4	27.1	23.8	17.9	12.6

Summary of Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants through 2022

This table summarizes actual and projected payments:

•	from Brink’s to U.S. retirement plans, and

•	from the plans to participants.

	Actual	Actual	Projected
(In millions)	2017	First Half 2018	2nd Half 2018	FY2018	2019	2020	2021	2022
Payments from Brink’s to U.S. Plans
Black lung plans	$7.3	4.3	2.8	7.1	6.6	6.2	5.8	5.4
Total	$7.3	4.3	2.8	7.1	6.6	6.2	5.8	5.4

Payments from U.S. Plans to participants
Primary U.S. pension plan	$49.1	24.3	26.0	50.3	50.6	50.8	50.9	50.8
UMWA plans	33.5	13.1	21.1	34.2	34.0	34.4	34.3	33.6
Black lung plans	7.3	4.3	2.8	7.1	6.6	6.2	5.8	5.4
Total	$89.9	41.7	49.9	91.6	91.2	91.4	91.0	89.8

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of the most recent measurement date.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

Contingent Matters
See Note 13 to the condensed consolidated financial statements for information about contingent matters at June 30, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We serve customers in more than 100 countries, including 41 countries where we operate subsidiaries.  These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates.  In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program.  Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the six months ended June 30, 2018.

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), who is our principal executive officer, and our Executive Vice President and Chief Financial Officer (“CFO”), who is our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  As a result of this evaluation, our CEO and CFO concluded that the material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2017 were still present as of June 30, 2018. Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2018.

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
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information
This document contains both historical and forward-looking information.  Words such as “anticipates,” “assumes,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “potential,” “believes,” “could,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, statements concerning: segment operating profit margin outlook; potential effects of currency rate changes; anticipated costs of our Reorganization and Restructuring activities; the use of cash to fund business acquisitions; realization of deferred tax assets; our effective tax rate and future tax payments; the ability to meet liquidity needs; expenses and payouts for the U.S. retirement plans and the non-U.S. pension plans and the funded status of the primary pension plan; expected liability for and future contributions to the UMWA plans; and liability for black lung obligations.  Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which are difficult to quantify and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

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

101
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2018, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Condensed Consolidated Balance Sheets at June 30, 2018, and December 31, 2017, (ii)  the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iv) the Condensed Consolidated Statements of Equity for the six months ended June 30, 2018 and 2017, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 and (vi) the Notes to the Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

July 25, 2018	By: /s/ Ronald J. Domanico
Ronald J. Domanico
(Executive Vice President and
Chief Financial Officer)
(principal financial officer)