Form 10-Q
period 2018-09-30
BRINKS CO
filed 2018-10-24
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes  ☐  No  ☒
As of October 22, 2018, 50,616,323 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements
THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)

(In millions, except for per share amounts)	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$314.2	614.3
Restricted cash	92.7	112.6
Accounts receivable, net	630.7	642.3
Prepaid expenses and other	136.6	119.0
Total current assets	1,174.2	1,488.2

Property and equipment, net	694.2	640.9
Goodwill	651.9	453.7
Other intangibles	254.2	105.7
Deferred income taxes	231.0	226.2
Other	179.8	144.9

Total assets	$3,185.3	3,059.6

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$23.6	45.2
Current maturities of long-term debt	54.2	51.9
Accounts payable	147.8	174.6
Accrued liabilities	495.7	488.5
Restricted cash held for customers	46.9	74.7
Total current liabilities	768.2	834.9

Long-term debt	1,441.3	1,139.6
Accrued pension costs	184.0	208.8
Retirement benefits other than pensions	358.3	362.8
Deferred income taxes	17.3	25.1
Other	171.4	150.2
Total liabilities	2,940.5	2,721.4

Commitments and contingent liabilities (notes 4, 8 and 13)

Equity:
The Brink's Company ("Brink's") shareholders:
Common stock, par value $1 per share:
Shares authorized: 100.0
Shares issued and outstanding: 2018 - 50.6; 2017 - 50.5	50.6	50.5
Capital in excess of par value	633.9	628.6
Retained earnings	456.7	564.9
Accumulated other comprehensive loss	(918.0)	(926.6)
Brink’s shareholders	223.2	317.4

Noncontrolling interests	21.6	20.8

Total equity	244.8	338.2

Total liabilities and equity	$3,185.3	3,059.6
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for per share amounts)	2018	2017	2018	2017

Revenues	$852.4	849.5	$2,581.2	2,443.8

Costs and expenses:
Cost of revenues	652.6	666.4	2,013.0	1,905.6
Selling, general and administrative expenses	125.4	116.6	368.4	346.5
Total costs and expenses	778.0	783.0	2,381.4	2,252.1
Other operating expense	(7.4)	(0.1)	(6.3)	(6.1)

Operating profit	67.0	66.4	193.5	185.6

Interest expense	(17.0)	(7.7)	(47.8)	(18.5)
Loss on deconsolidation of Venezuela operations	—	—	(126.7)	—
Interest and other income (expense)	(8.1)	(21.2)	(29.3)	(43.8)
Income (loss) from continuing operations before tax	41.9	37.5	(10.3)	123.3
Provision for income taxes	23.0	16.4	53.0	48.1

Income (loss) from continuing operations	18.9	21.1	(63.3)	75.2

Loss from discontinued operations, net of tax	(0.1)	—	—	(0.1)

Net income (loss)	18.8	21.1	(63.3)	75.1
Less net income attributable to noncontrolling interests	1.4	1.2	4.9	6.3

Net income (loss) attributable to Brink’s	17.4	19.9	(68.2)	68.8

Amounts attributable to Brink’s
Continuing operations	17.5	19.9	(68.2)	68.9
Discontinued operations	(0.1)	—	—	(0.1)

Net income (loss) attributable to Brink’s	$17.4	19.9	$(68.2)	68.8

Income (loss) per share attributable to Brink’s common shareholders(a):
Basic:
Continuing operations	$0.34	0.39	$(1.34)	1.36
Discontinued operations	—	—	—	—
Net income	$0.34	0.39	$(1.34)	1.36

Diluted:
Continuing operations	$0.34	0.38	$(1.34)	1.33
Discontinued operations	—	—	—	—
Net income	$0.34	0.38	$(1.34)	1.33

Weighted-average shares
Basic	51.1	50.7	51.0	50.7
Diluted	52.0	51.9	51.0	51.6

Cash dividends paid per common share	$0.15	0.15	$0.45	0.40
(a)   Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017

Net income (loss)	$18.8	21.1	$(63.3)	75.1

Benefit plan adjustments:
Benefit plan actuarial gains	13.5	9.6	51.2	32.5
Benefit plan prior service credits (costs)	(0.9)	(0.4)	(0.6)	(1.6)
Deferred profit sharing	0.1	—	0.1	0.1
Total benefit plan adjustments	12.7	9.2	50.7	31.0

Foreign currency translation adjustments	(0.6)	16.5	(31.4)	49.4
Unrealized net gains (losses) on available-for-sale securities	—	(0.3)	—	0.4
Gains (losses) on cash flow hedges	—	—	0.6	(0.1)
Other comprehensive income before tax	12.1	25.4	19.9	80.7
Provision for income taxes	3.1	3.7	10.1	12.5

Other comprehensive income	9.0	21.7	9.8	68.2

Comprehensive income (loss)	27.8	42.8	(53.5)	143.3
Less comprehensive income attributable to noncontrolling interests	1.4	3.3	5.0	7.7

Comprehensive income (loss) attributable to Brink's	$26.4	39.5	$(58.5)	135.6
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Equity
(Unaudited)

	Nine-Months ended September 30, 2018
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCI*	Noncontrolling Interests	Total
Balance as of December 31, 2017	50.5	$50.5	628.6	564.9	(926.6)	20.8	338.2
Cumulative effect of change in accounting principle(a)	—	—	—	3.3	(1.1)	—	2.2
Net income	—	—	—	22.3	—	3.2	25.5
Other comprehensive income	—	—	—	—	11.1	1.1	12.2
Dividends to:
Brink’s common shareholders ($0.15 per share)	—	—	—	(7.6)	—	—	(7.6)
Noncontrolling interests	—	—	—	—	—	(0.7)	(0.7)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	6.8	—	—	—	6.8
Other share-based benefit transactions	0.4	0.4	(10.5)	—	—	—	(10.1)
Balance as of March 31, 2018	50.9	$50.9	624.9	582.9	(916.6)	24.4	366.5
Net income (loss)	—	—	—	(107.9)	—	0.3	(107.6)
Other comprehensive loss	—	—	—	—	(10.4)	(1.0)	(11.4)
Dividends to:
Brink’s common shareholders ($0.15 per share)	—	—	—	(7.6)	—	—	(7.6)
Noncontrolling interests	—	—	—	—	—	(1.2)	(1.2)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	5.7	—	—	—	5.7
Consideration from exercise of stock options	—	—	0.8	—	—	—	0.8
Other share-based benefit transactions	0.1	0.1	0.2	—	—	—	0.3
Dispositions of noncontrolling interests	—	—	—	—	—	(0.4)	(0.4)
Balance as of June 30, 2018	51.0	$51.0	631.6	467.4	(927.0)	22.1	245.1
Net income	—	—	—	17.4	—	1.4	18.8
Other comprehensive income	—	—	—	—	9.0	—	9.0
Shares repurchased	(0.4)	(0.4)	(4.3)	(20.4)	—	—	(25.1)
Dividends to:
Brink’s common shareholders ($0.15 per share)	—	—	—	(7.7)	—	—	(7.7)
Noncontrolling interests	—	—	—	—	—	(1.9)	(1.9)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	6.3	—	—	—	6.3
Other share-based benefit transactions	—	—	0.3	—	—	—	0.3
Balance as of September 30, 2018	50.6	$50.6	633.9	456.7	(918.0)	21.6	244.8

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

* Accumulated other comprehensive income (loss)

See accompanying notes to condensed consolidated financial statements.

	Nine-Months ended September 30, 2017
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCI*	Noncontrolling Interests	Total
Balance as of December 31, 2016	50.0	$50.0	618.1	576.0	(907.0)	17.7	354.8
Net income	—	—	—	34.7	—	5.8	40.5
Other comprehensive income	—	—	—	—	33.2	1.1	34.3
Dividends to:
Brink’s common shareholders ($0.10 per share)	—	—	—	(5.0)	—	—	(5.0)
Noncontrolling interests	—	—	—	—	—	(0.2)	(0.2)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	4.5	—	—	—	4.5
Consideration from exercise of stock options	—	—	0.7	—	—	—	0.7
Other share-based benefit transactions	0.4	0.4	(8.8)	—	—	—	(8.4)
Balance as of March 31, 2017	50.4	$50.4	614.5	605.7	(873.8)	24.4	421.2
Net income (loss)	—	—	—	14.2	—	(0.7)	13.5
Other comprehensive income (loss)	—	—	—	—	14.0	(1.8)	12.2
Dividends to:
Brink’s common shareholders ($0.15 per share)	—	—	—	(7.6)	—	—	(7.6)
Noncontrolling interests	—	—	—	—	—	(2.4)	(2.4)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	4.0	—	—	—	4.0
Consideration from exercise of stock options	—	—	1.9	—	—	—	1.9
Balance as of June 30, 2017	50.4	$50.4	620.4	612.3	(859.8)	19.5	442.8
Net income	—	—	—	19.9	—	1.2	21.1
Other comprehensive income	—	—	—	—	19.6	2.1	21.7
Dividends to:
Brink’s common shareholders ($0.15 per share)	—	—	—	(7.5)	—	—	(7.5)
Noncontrolling interests	—	—	—	—	—	(0.9)	(0.9)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	4.0	—	—	—	4.0
Consideration from exercise of stock options	0.1	0.1	—	—	—	—	0.1
Other share-based benefit transactions	—	—	(0.9)	(0.1)	—	—	(1.0)
Balance as of September 30, 2017	50.5	$50.5	623.5	624.6	(840.2)	21.9	480.3

* Accumulated other comprehensive income (loss)

See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2018	2017
Cash flows from operating activities:
Net income (loss)	$(63.3)	75.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	0.1
Depreciation and amortization	119.5	106.4
Share-based compensation expense	18.8	12.5
Deferred income taxes	(18.2)	(18.0)
Prepayment penalties	—	6.5
Gains on sale of property, equipment and marketable securities	(4.2)	(2.0)
Gain on business dispositions	(10.1)	(0.6)
Loss on deconsolidation of Venezuela operations	126.7	—
Impairment losses	4.3	2.6
Retirement benefit funding (more) less than expense:
Pension	6.8	12.8
Other than pension	13.6	13.1
Remeasurement losses due to Argentina and Venezuela currency devaluations	5.9	9.1
Other operating	6.6	3.8
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and income taxes receivable	(80.0)	(98.6)
Accounts payable, income taxes payable and accrued liabilities	53.2	58.5
Restricted cash held for customers	(0.7)	20.8
Customer obligations	(4.9)	9.8
Prepaid and other current assets	(20.6)	(80.5)
Other	(4.8)	5.6
Net cash provided by operating activities	148.6	137.0
Cash flows from investing activities:
Capital expenditures	(104.0)	(117.4)
Acquisitions, net of cash acquired	(521.0)	(147.7)
Dispositions, net of cash disposed	8.4	—
Marketable securities:
Purchases	(55.9)	(35.0)
Sales	47.3	21.2
Cash proceeds from sale of property and equipment	2.8	1.4
Other	(0.9)	1.1
Net cash used by investing activities	(623.3)	(276.4)
Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term borrowings	(5.2)	(25.6)
Cash supply chain customer debt	(15.0)	(0.3)
Long-term revolving credit facilities:
Borrowings	350.4	799.2
Repayments	(44.2)	(411.2)
Other long-term debt:
Borrowings	1.2	6.8
Repayments	(40.9)	(107.4)
Prepayment penalty	—	(6.5)
Payment of acquisition-related obligation	(0.3)	—
Repurchase shares of Brink's common stock	(25.1)	—
Dividends to:
Shareholders of Brink’s	(22.9)	(20.1)
Noncontrolling interests in subsidiaries	(3.8)	(3.5)
Proceeds from exercise of stock options	0.8	2.7
Tax withholdings associated with share-based compensation	(11.3)	(10.0)
Other	0.6	1.0
Net cash provided by financing activities	184.3	225.1
Effect of exchange rate changes on cash	(29.6)	2.8
Cash, cash equivalents and restricted cash:
Increase (decrease)	(320.0)	88.5
Balance at beginning of period	726.9	239.0
Balance at end of period	$406.9	327.5

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

Banks provide a majority of the business for our Venezuela operations and these banks are limited by law as to how much they can charge their customers in interest. The maximum increase to interest allowable under the law is significantly lower than current and projected inflation rates. Therefore, we do not believe that bank customers will accept increases in our prices that will cover our increase in vendor and labor costs resulting from inflation. Through its restriction by law of interest increases for banks, the Venezuelan government has implemented a defacto price control that affects our business.

The currency exchange regulations, combined with other government regulations, such as price controls and strict labor laws, have significantly limited our ability to make and execute operational decisions at our Venezuelan subsidiaries. With the May 2018 re-election of the President in Venezuela for an additional six-year term, we expect these conditions to continue for the foreseeable future.

As a result of the conditions described above, we concluded that, effective June 30, 2018, we did not meet the accounting criteria for control over our Venezuelan operations and, as a result, we began reporting the results of our investment in our Venezuelan subsidiaries using the cost method of accounting. This change resulted in a pretax charge of $127 million in the second quarter of 2018. The pretax charge included $106 million of foreign currency translation losses and benefit plan adjustments previously included in accumulated other comprehensive loss. It also included the derecognition of the carrying amounts of our Venezuelan operations’ assets and liabilities, including $32 million of assets and $11 million of liabilities, that are no longer reported in our condensed consolidated balance sheet as of September 30, 2018. We have determined the fair value of our investment in, and receivables from, our Venezuelan subsidiaries to be insignificant based on our expectations of dividend payments and settlements of such receivables in future periods.  For reporting periods beginning after June 30, 2018, we have not included the operating results of our Venezuela operations. In the first nine months of 2018 and 2017, we provided immaterial amounts of financial support to our Venezuela operations. Our exposure to future losses resulting from our Venezuelan business is limited to the extent to which we decide to provide U.S. dollars or make future investments in our Venezuelan subsidiaries.

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

Remeasurement rates during 2018 and 2017.  In the first quarter of 2016, the Venezuelan government implemented the DICOM exchange mechanism and announced that it would allow this exchange mechanism rate to float freely. In the first nine months of 2017, the DICOM rate declined approximately 80%. Prior to deconsolidation as of June 30, 2018, in the first six months of 2018, the rate declined approximately 97%. We received only minimal U.S. dollars through this exchange mechanism. Prior to deconsolidation as of June 30, 2018, we recognized a $2.2 million pretax remeasurement gain.  The after-tax effect of this gain attributable to noncontrolling interest was $2.0 million. In the first nine months of 2017, we recognized a $9.1 million pretax remeasurement loss. The after-tax effect of this loss attributable to noncontrolling interest was $1 million.

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

Argentina
We operate in Argentina through wholly owned subsidiaries and a smaller controlled subsidiary (together "Brink's Argentina"). Revenues from Brink's Argentina represented approximately 8% of our consolidated revenues for the first nine months of 2018. The operating environment in Argentina continues to present business challenges, including ongoing devaluation of the Argentine peso and significant inflation. For the year ended December 31, 2017, the Argentine peso declined approximately 15% (from 15.9 to 18.6 pesos to the U.S. dollar). In the first nine months of 2018, the Argentine peso declined approximately 55% (from 18.6 to 41.3 pesos to the U.S. dollar).

Beginning July 1, 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, we consolidate Brink's Argentina using our accounting policy for subsidiaries operating in highly inflationary economies beginning with the third quarter of 2018. Argentine peso-denominated monetary assets and liabilities are now remeasured at each balance sheet date using the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In the third quarter of 2018, we recognized an $8.1 million pretax remeasurement loss.

At September 30, 2018, we had net monetary assets denominated in Argentine pesos of $19.3 million, including cash of $11.1 million. At September 30, 2018, we had net nonmonetary assets of $147.6 million, including $98.7 million of goodwill.

At September 30, 2018, we had no equity securities denominated in Argentine pesos. In highly inflationary economies, the fair market value of equity securities are remeasured at current exchange rates to determine gain or loss to be recorded in net income.

New Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts with Customers. Under the new standard, an entity recognizes an amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The standard also requires expanded disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We adopted this standard effective January 1, 2018 using the modified retrospective method and recognized a cumulative-effect adjustment increasing retained earnings by $1.5 million. The most significant effects of the new standard for us are associated with variable consideration and capitalization of costs to obtain contracts, such as sales commissions. Previously, we recognized the impact of pricing changes in the period they became fixed and determinable and we expensed sales commissions and other costs to obtain contracts as they were incurred. We do not expect a material impact on our future consolidated statements of operations or consolidated balance sheets as a result of implementing this standard. However, adoption of the new standard resulted in expanded disclosures related to revenue (see Note 2).

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

The FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, in November 2016. This new guidance requires entities to include restricted cash and restricted cash equivalent balances with cash and cash equivalent balances in the statement of cash flows. Inclusion of restricted cash impacts our operating activities, financing activities and the effect of exchange rate changes on cash. We adopted ASU 2016-18 effective January 1, 2018 using the retrospective transition method. The adoption of this ASU changed previously reported amounts in the condensed consolidated statement of cash flows for the nine months ended September 30, 2017. Net cash provided by operating activities increased $20.8 million, net cash provided by financing activities decreased $0.3 million and the effect of exchange rate changes on cash increased favorably by $9.7 million as compared to previously reported amounts for the prior year period.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require the recognition of assets and liabilities by lessees for certain leases classified as operating leases under current accounting guidance and will also require expanded disclosures regarding leasing activities. ASU 2016-02 will be effective January 1, 2019 and we have elected to adopt the new standard at the adoption date through a cumulative-effect adjustment to the opening balance of retained earnings. Under this approach, we will continue to report comparative periods presented in the period of adoption under ASC 840. We completed the initial assessment phase of the project at the end of 2017 and are currently in progress with our completeness assessment, data extraction, process redesign and system implementation. While we have made progress on all work streams indicated above, we are not yet in a position to quantify the impact. We expect that adoption will result in a significant increase in total assets and total liabilities as well as expanded disclosures.

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

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value measurement disclosure requirements. The guidance is effective January 1, 2020 with early adoption permitted. We are currently evaluating the potential impact of the standard on financial reporting and the timing of adoption.

In August 2018, the FASB issued ASU 2018-14, Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The guidance is effective January 1, 2021 with early adoption permitted. We are currently evaluating the potential impact of the standard on financial reporting and the timing of adoption.

In September 2018, the SEC issued a final rule that amends certain of the Commission’s disclosure requirements. In most cases, this final rule's amendments reduce or eliminate some of registrants' disclosure requirements. However, for interim reporting, the amendments expand the financial reporting requirements for changes in shareholders' equity. We adopted this guidance early and as a result our condensed consolidated statements of equity include a reconciliation for the current quarter and year-to-date interim periods as well as the comparative periods of the prior year (i.e., a reconciliation covering each period for which an income statement is presented).

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

Revenue Disaggregated by Reportable Segment and Type of Service

(In millions)	Core Services	High-Value Services	Other Security Services	Total
Three months ended September 30, 2018

Reportable Segments:
North America	$236.9	146.5	—	383.4
South America	104.3	107.9	3.3	215.5
Rest of World	88.9	128.6	36.0	253.5
Total reportable segments	430.1	383.0	39.3	852.4

Not Allocated to Segments:
Venezuela	—	—	—	—
Total	$430.1	383.0	39.3	852.4

Three months ended September 30, 2017

Reportable Segments:
North America	$186.5	130.0	—	316.5
South America	121.1	123.1	3.2	247.4
Rest of World	81.9	127.6	55.3	264.8
Total reportable segments	389.5	380.7	58.5	828.7

Not Allocated to Segments:
Venezuela	11.6	9.2	—	20.8
Total	$401.1	389.9	58.5	849.5

Nine months ended September 30, 2018

Reportable Segments:
North America	$616.7	410.8	—	1,027.5
South America	343.6	350.6	9.4	703.6
Rest of World	270.8	387.9	140.0	798.7
Total reportable segments	1,231.1	1,149.3	149.4	2,529.8

Not Allocated to Segments:
Venezuela	18.4	33.0	—	51.4
Total	$1,249.5	1,182.3	149.4	2,581.2

Nine months ended September 30, 2017

Reportable Segments:
North America	$541.7	390.4	—	932.1
South America	314.9	329.1	10.2	654.2
Rest of World	237.7	355.6	149.0	742.3
Total reportable segments	1,094.3	1,075.1	159.2	2,328.6

Not Allocated to Segments:
Venezuela	60.0	55.2	—	115.2
Total	$1,154.3	1,130.3	159.2	2,443.8

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

The opening and closing balances of receivables, contract assets and contract liabilities related to contracts with customers are as follows:

(In millions)	Receivables	Contract Asset	Contract Liability

Opening (January 1, 2018)	$642.3	0.4	5.6
Closing (September 30, 2018)	630.7	2.5	3.2
Increase (decrease)	$(11.6)	2.1	(2.4)

The amount of revenue recognized in the nine months ended September 30, 2018 that was included in the January 1, 2018 contract liability balance was $5.1 million. This revenue consists of services provided to customers who had prepaid for those services prior to the current year.

We also recognized revenue of $0.6 million in the nine months ended September 30, 2018 from performance obligations satisfied in the prior year. This amount is a result of changes in the transaction price of our contracts with customers.

Contract Costs
Sales commissions directly related to obtaining new contracts with customers qualify for capitalization. These capitalized costs are amortized to expense ratably over the term of the contracts. At September 30, 2018, the net capitalized costs to obtain contracts was $1.7 million, which is included in other assets on the condensed consolidated balance sheet. Amortization expense was not significant and there were no impairment losses recognized related to these contract costs in the first nine months of 2018.

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

(In millions)	As reported	Impact of New Revenue Recognition Standard	Pro Forma under Old Revenue Recognition Standard
Three months ended September 30, 2018

Statement of Operations
Revenues	$852.4	2.1	850.3
Operating profit	67.0	2.3	64.7
Net income (loss) attributable to Brink's	17.4	1.6	15.8

Nine months ended September 30, 2018

Statement of Operations
Revenues	$2,581.2	4.8	2,576.4
Operating profit	193.5	2.7	190.8
Net income (loss) attributable to Brink's	(68.2)	1.8	(70.0)

As of September 30, 2018
Balance Sheet
Prepaid expenses and other assets	$136.6	2.5	134.1
Other assets	179.8	1.7	178.1
Retained earnings	456.7	3.3	453.4

Note 3 - Segment information

The Brink’s Company offers transportation and logistics management services for cash and valuables throughout the world.

Core services include:

•	Cash-in-Transit (“CIT”) Services – armored vehicle transportation of valuables

•	ATM Services – replenishing and maintaining customers’ automated teller machines; providing network infrastructure services

High-value services include:

•	Global Services – secure international transportation of valuables

•	Cash Management Services

◦	Currency and coin counting and sorting; deposit preparation and reconciliations; other cash management services

◦	Safe and safe control device installation and servicing (including our patented CompuSafe® service)

◦	Vaulting services

◦	Check imaging services for banking customers

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

•
Corporate expenses - former non-segment and regional management costs, currency transaction gains and losses, adjustments to reconcile segment accounting policies to U.S. GAAP, and costs related to global initiatives

•
Other items not allocated to segments - certain significant items such as reorganization and restructuring actions that are evaluated on an individual basis by management and are not considered part of the ongoing activities of the business are excluded from segment results. Prior to deconsolidation (see Note 1), results from Venezuela operations were also excluded from our segment results due to the Venezuelan government's restrictions that have prevented us from repatriating funds. We also exclude certain costs, gains and losses related to acquisitions and dispositions of assets and of businesses. Beginning in the third quarter of 2018, we began to consolidate Brink's Argentina using our accounting policy for subsidiaries operating in highly inflationary economies. We have excluded from our segment results the impact of highly inflationary accounting in Argentina, including currency remeasurement losses. Incremental third party costs incurred related to the mitigation of material weaknesses and the implementation and adoption of ASU 2016-02, the new lease accounting standard effective for us January 1, 2019, are also excluded from segment results.

The following table summarizes our revenues and segment profit for each of our reportable segments and reconciles these amounts to consolidated revenues and operating profit:

	Revenues		Operating Profit
	Three Months Ended September 30,		Three Months Ended September 30,
(In millions)	2018	2017	2018	2017
Reportable Segments:
North America	$383.4	316.5	$33.6	16.9
South America	215.5	247.4	46.3	47.7
Rest of World	253.5	264.8	30.8	33.3
Total reportable segments	852.4	828.7	110.7	97.9

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	—	—	(20.6)	(22.4)
Foreign currency transaction gains (losses)	—	—	0.4	0.5
Reconciliation of segment policies to GAAP	—	—	4.8	0.4
Other items not allocated to segments:
Venezuela operations	—	20.8	—	2.5
Reorganization and Restructuring	—	—	(7.3)	(6.4)
Acquisitions and dispositions	—	—	(10.7)	(6.1)
Argentina highly inflationary impact	—	—	(8.3)	—
Reporting compliance(a)	—	—	(2.0)	—
Total	$852.4	849.5	$67.0	66.4

(a)	Accounting standard implementation and material weakness mitigation. Additional information provided at page 45.

	Revenues		Operating Profit
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Reportable Segments:
North America	$1,027.5	932.1	$80.3	43.9
South America	703.6	654.2	148.0	123.3
Rest of World	798.7	742.3	82.6	84.1
Total reportable segments	2,529.8	2,328.6	310.9	251.3

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	—	—	(72.6)	(59.9)
Foreign currency transaction gains (losses)	—	—	(1.8)	0.7
Reconciliation of segment policies to GAAP	—	—	6.5	(1.4)
Other items not allocated to segments:
Venezuela operations	51.4	115.2	2.3	19.1
Reorganization and Restructuring	—	—	(15.5)	(16.1)
Acquisitions and dispositions	—	—	(24.6)	(8.1)
Argentina highly inflationary impact	—	—	(8.3)	—
Reporting compliance(a)	—	—	(3.4)	—
Total	$2,581.2	2,443.8	$193.5	185.6

(a)	Accounting standard implementation and material weakness mitigation. Additional information provided at page 45.

Note 4 - Retirement benefits

Pension plans

We have various defined-benefit pension plans covering eligible current and former employees.  Benefits under most plans are based on salary and years of service.

The components of net periodic pension cost for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2018	2017	2018	2017	2018	2017

Three months ended September 30,

Service cost	$—	—	2.6	2.8	2.6	2.8
Interest cost on projected benefit obligation	8.0	8.8	2.5	3.2	10.5	12.0
Return on assets – expected	(13.4)	(13.3)	(2.7)	(2.6)	(16.1)	(15.9)
Amortization of losses	6.8	6.3	1.0	1.4	7.8	7.7
Amortization of prior service cost	—	—	—	0.4	—	0.4
Settlement loss	—	—	0.4	0.6	0.4	0.6
Net periodic pension cost	$1.4	1.8	3.8	5.8	5.2	7.6

Nine months ended September 30,

Service cost	$—	—	8.2	8.5	8.2	8.5
Interest cost on projected benefit obligation	24.0	26.4	9.8	12.3	33.8	38.7
Return on assets – expected	(40.2)	(39.9)	(8.4)	(7.4)	(48.6)	(47.3)
Amortization of losses	20.8	18.7	3.3	4.0	24.1	22.7
Amortization of prior service cost	—	—	0.2	0.8	0.2	0.8
Settlement loss	—	—	1.4	1.4	1.4	1.4
Net periodic pension cost	$4.6	5.2	14.5	19.6	19.1	24.8
We did not make cash contributions to the primary U.S. pension plan in 2017 or the first nine months of 2018.  Based on assumptions described in our Annual Report on Form 10-K for the year ended December 31, 2017, we do not expect to make any additional contributions to the primary U.S. pension plan.

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

The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

	UMWA Plans		Black Lung and Other Plans		Total
(In millions)	2018	2017	2018	2017	2018	2017

Three months ended September 30,

Interest cost on accumulated postretirement benefit obligations	$4.2	4.6	0.7	0.9	4.9	5.5
Return on assets – expected	(4.1)	(4.1)	—	—	(4.1)	(4.1)
Amortization of losses	4.9	5.2	1.6	1.0	6.5	6.2
Amortization of prior service (credit) cost	(1.2)	(1.2)	0.2	0.5	(1.0)	(0.7)
Net periodic postretirement cost	$3.8	4.5	2.5	2.4	6.3	6.9

Nine months ended September 30,

Service cost	$—	—	0.1	0.1	0.1	0.1
Interest cost on accumulated postretirement benefit obligations	12.9	13.7	2.3	2.4	15.2	16.1
Return on assets – expected	(12.5)	(12.4)	—	—	(12.5)	(12.4)
Amortization of losses	15.4	14.6	4.3	3.0	19.7	17.6
Amortization of prior service (credit) cost	(3.5)	(3.5)	0.8	1.3	(2.7)	(2.2)
Net periodic postretirement cost	$12.3	12.4	7.5	6.8	19.8	19.2
The components of net periodic pension cost and net periodic postretirement cost other than the service cost component are included in interest and other income (expense) in the condensed consolidated statements of operations.

Note 5 - Income taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Continuing operations
Provision for income taxes (in millions)	$23.0	16.4	$53.0	48.1
Effective tax rate	54.9%	43.7%	(514.6%)	39.0%

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

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Reform Act, the Company recorded provisional amounts as of December 31, 2017, in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”).  We recorded a provisional one-time non-cash charge of $92 million in the fourth quarter of 2017 to remeasure the deferred tax assets for the new rate and for other legislative changes.  We filed our 2017 U.S. federal income tax return in October 2018, which did not reflect a U.S. federal current tax liability for the transition tax due to our high-tax foreign income, but we expect to record an incremental $1.3 million of foreign tax credits offset with a full valuation allowance in addition to the provisional $31.1 million foreign tax credit offset with a full valuation allowance related to the transition tax recorded in the fourth quarter of 2017. We did not record a current state tax liability related to the transition tax in accordance with the interpretation of existing state laws and the provisional estimates and continue to expect this amount to be immaterial. The Company has not yet adopted an accounting policy related to the provision of deferred taxes related to GILTI.  We did not change our assertion on the determination of which subsidiaries that we consider to be permanently invested and for which we do not expect to repatriate to the U.S. as a result of the Tax Reform Act.  We will continue to collect and analyze data, including the undistributed earnings of foreign subsidiaries and related taxes, interpret the Tax Reform Act and apply the additional guidance and legislative changes to be issued by the U.S. federal and state authorities and may be required to make adjustments to these provisional amounts.  We will complete the 2017 accounting for the Tax Reform Act by the end of 2018 in accordance with SAB 118.
2018 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first nine months of 2018 was negative primarily due to the impact of Venezuela’s earnings and the related tax expense, including the largely nondeductible loss on the deconsolidation of the Venezuela operations.  The items that cause the rate to be higher than the U.S. statutory rate include the geographical mix of earnings, the seasonality of book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on cross border payments and the characterization of a French business tax as an income tax, partially offset by the significant tax benefits related to the distribution of share-based payments and a French income tax credit.
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

Note 6 - Acquisitions and Dispositions

Acquisitions

We acquired one business operation in the first nine months of 2018. In 2017, we acquired six business operations in various countries. We accounted for these acquisitions as business combinations using the acquisition method. Under the acquisition method of accounting, assets acquired and liabilities assumed from these operations are recorded at fair value on the date of acquisition. The condensed consolidated statements of operations include the results of operations for each acquired entity from the date of acquisition.

Dunbar Armored, Inc. ("Dunbar")
U.S. Cash Management business

On August 13, 2018, we acquired 100% of the shares of Dunbar for approximately $547 million, subject to a working capital adjustment. The Dunbar business is being integrated with our existing Brink's U.S. operations. This acquisition is expected to expand our customer base in the U.S. as a result of Dunbar's focus on small-to-medium sized retailers and financial institutions. Dunbar has approximately 5,400 employees, 78 branches and over 1,600 armored vehicles across its operations.

We have provisionally estimated fair values for the assets purchased, liabilities assumed and purchase consideration as of the date of the acquisition in the following table. The determination of estimated fair value required management to make significant estimates and assumptions. The amounts reported are considered provisional as we are completing the valuations that are required to allocate the purchase price. As a result, the allocation of the provisional purchase price will change in the future.

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration

Cash paid through September 30, 2018	$546.8
Fair value of purchase consideration	$546.8

Fair value of net assets acquired

Cash	$25.8
Accounts receivable	31.9
Other current assets	11.3
Property and equipment, net	56.8
Intangible assets(a)	182.0
Goodwill(b)	282.7
Other noncurrent assets	9.7
Current liabilities	(26.1)
Noncurrent liabilities	(27.3)
Fair value of net assets acquired	$546.8

(a)	Intangible assets are composed of customer relationships, rights related to the trade name and non-competition agreements. Final allocation will be determined once the valuation is complete.

(b)
Consists of intangible assets that do not qualify for separate recognition, combined with synergies expected from integrating Dunbar’s operations with our existing Brink’s U.S. operations. All of the goodwill has been assigned to the U.S. reporting unit and is expected to be deductible for tax purposes.

Maco Transportadora de Caudales S.A. (“Maco Transportadora”)
Argentine Cash in Transit (“CIT”) and Money Processing business

On July 18, 2017, we acquired 100% of the shares of Maco Transportadora for approximately $204 million. The total purchase price will be paid in cash and approximately $174 million was paid to the sellers through September 30, 2018. The remaining amount will be paid in scheduled installments ending in the fourth quarter of 2019 with the final amount based partially on the retention of customer revenue versus a target revenue amount. This contingent consideration arrangement requires us to pay a potential undiscounted amount between $0 to $30 million based on retaining the revenue levels of existing customers at the acquisition date. If there is a shortfall in revenues, a multiple of 2.5 is applied to the revenue shortfall and the contingent consideration to be paid to the former owners is reduced.  We used a probability-weighted approach to estimate the fair value of the contingent consideration. The fair value of the contingent consideration reflected in the table below is the present value of the full $30 million potentially payable as of September 30, 2018 as we believe it is unlikely that the contingent consideration payments will be reduced for a revenue shortfall.

The Maco Transportadora business is being integrated into our existing Brink’s Argentina operations. Maco Transportadora has approximately 1,450 employees, 4 branches and over 150 armored vehicles across its operations.

We have estimated fair values for the assets purchased, liabilities assumed and purchase consideration as of the date of the acquisition in the following table. The determination of estimated fair value required management to make significant estimates and assumptions. There have been no significant changes to our fair value estimates of the net assets acquired for Maco Transportadora.

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration

Cash paid through September 30, 2018	$174.2
Indemnification asset	(0.3)
Fair value of future payments to sellers	1.8
Contingent consideration	28.7
Fair value of purchase consideration	$204.4

Fair value of net assets acquired

Cash	$10.3
Accounts receivable	16.6
Other current assets	0.6
Property and equipment, net	2.4
Intangible assets(a)	60.2
Goodwill(b)	147.3
Other noncurrent assets	0.1
Current liabilities	(11.8)
Noncurrent liabilities	(21.3)
Fair value of net assets acquired	$204.4

(a)	Intangible assets are composed of customer relationships, trade name and non-competition agreements.

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

For these five business acquisitions (AATI, Pag Facil, LGS, Maco Litoral and Temis), we have estimated fair values for the assets purchased and liabilities assumed as of the date of the acquisitions. These estimated amounts are aggregated in the following table. The determination of estimated fair value required management to make significant estimates and assumptions. The amounts reported are considered provisional for Temis as we are completing the valuation that is required to allocate the purchase price, as a result, the allocation of the purchase price and the amount of goodwill and intangibles may change in the future. Our fair value estimates of acquisition date goodwill increased approximately $9 million, acquisition date intangible assets decreased approximately $10 million, and acquisition date noncurrent liabilities increased approximately $12 million as compared to our initial estimates in the period of acquisition. There have been no other significant changes to our fair value estimates of the net assets acquired for these acquisitions.

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration

Cash paid through September 30, 2018	$160.4
Indemnification asset	(9.8)
Fair value of future payments to sellers	3.9
Fair value of purchase consideration	$154.5

Fair value of net assets acquired

Cash	$7.4
Accounts receivable	20.0
Property and equipment, net	14.0
Intangible assets (a)	40.6
Goodwill (b)	114.2
Other current and noncurrent assets	7.3
Current liabilities	(23.4)
Noncurrent liabilities	(25.6)
Fair value of net assets acquired	$154.5

(a)	Intangible assets are composed of customer relationships, trade names and non-competition agreements. Final allocation will be determined after all valuations have been completed.

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

Pro Forma disclosures

The pro forma consolidated results of Brink’s presented below reflect a hypothetical ownership as of January 1, 2016 for the businesses we acquired during 2017 and a hypothetical ownership as of January 1, 2017 for the business we acquired in the first nine months of 2018.

(In millions)	Revenue	Net income (loss) attributable to Brink's

Actual results included in Brink's consolidated results for businesses acquired in 2017 and 2018 from the date of acquisition

Three months ended September 30, 2018
Dunbar	$51.3	0.5
Maco Transportadora	16.4	5.0
Other acquisitions(a)	24.8	(0.5)
Total	$92.5	5.0

Three months ended September 30, 2017
Dunbar	$—	—
Maco Transportadora	21.5	3.5
Other acquisitions(a)	18.0	0.7
Total	$39.5	4.2

Nine months ended September 30, 2018
Dunbar	$51.3	0.5
Maco Transportadora	61.0	9.1
Other acquisitions(a)	81.0	0.3
Total	$193.3	9.9

Nine months ended September 30, 2017
Dunbar	$—	—
Maco Transportadora	21.5	3.5
Other acquisitions(a)	25.0	1.3
Total	$46.5	4.8

(a)	Includes the actual results of AATI, Pag Facil, LGS, Maco Litoral and Temis.

(In millions)	Revenue	Net income (loss) attributable to Brink's

Pro forma results of Brink's for the three months ended September 30,
2018
Brink's as reported	$852.4	17.4
Dunbar(a)	46.3	1.1
Maco Transportadora(a)	—	—
Other acquisitions(a)	—	—
Total	$898.7	18.5

2017
Brink's as reported	$849.5	19.9
Dunbar(a)	97.9	1.6
Maco Transportadora(a)	4.6	0.6
Other acquisitions(a)	14.0	0.6
Total	$966.0	22.7

Pro forma results of Brink's for the nine months ended September 30
2018
Brink's as reported	$2,581.2	(68.2)
Dunbar(a)	244.0	5.4
Maco Transportadora(a)	—	—
Other acquisitions(a)	—	—
Total	$2,825.2	(62.8)

2017
Brink's as reported	$2,443.8	68.8
Dunbar(a)	287.9	1.0
Maco Transportadora(a)	56.9	6.2
Other acquisitions(a)	61.1	2.8
Total	$2,849.7	78.8

(a)	Represents amounts prior to acquisition by Brink's. We acquired Dunbar in the first nine months of 2018 and the remaining businesses in 2017.

Acquisition costs

We have incurred $5.9 million in transaction costs related to business acquisitions in the first nine months of 2018 ($1.5 million in the first nine months of 2017). These costs are classified in the condensed consolidated statements of operations as selling, general and administrative expenses.

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

This acquisition is subject to customary closing conditions and regulatory approval and is expected to close by the end of 2018.

Dispositions

On June 1, 2018, we sold 100% of our ownership interest in a French airport security services company for a net sales price of approximately $19 million. We recognized a $10.1 million gain on the sale of this business, which is reported in interest and other income (expense) in the condensed consolidated statements of operations. The French airport security services company was part of the Rest of World reportable segment and reported revenues of $79 million in 2017.

Note 7 - Accumulated other comprehensive income (loss)

Other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive loss into earnings, was as follows:

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Three months ended September 30, 2018

Amounts attributable to Brink's:
Benefit plan adjustments	$(1.1)	0.2	13.8	(3.3)	9.6
Foreign currency translation adjustments(d)	(0.6)	—	—	—	(0.6)
Gains (losses) on cash flow hedges	0.1	—	(0.1)	—	—
	(1.6)	0.2	13.7	(3.3)	9.0

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	—	—	—	—	—
Foreign currency translation adjustments	(0.6)	—	0.6	—	—
	(0.6)	—	0.6	—	—

Total
Benefit plan adjustments(a)	(1.1)	0.2	13.8	(3.3)	9.6
Foreign currency translation adjustments(d)	(1.2)	—	0.6	—	(0.6)
Gains (losses) on cash flow hedges(c)	0.1	—	(0.1)	—	—
	$(2.2)	0.2	14.3	(3.3)	9.0

Three months ended September 30, 2017

Amounts attributable to Brink's:
Benefit plan adjustments	$(5.0)	1.1	14.0	(4.9)	5.2
Foreign currency translation adjustments	14.6	—	—	—	14.6
Unrealized gains (losses) on available-for-sale securities	0.4	(0.1)	(0.7)	0.2	(0.2)
Gains (losses) on cash flow hedges	(0.1)	—	0.1	—	—
	9.9	1.0	13.4	(4.7)	19.6

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	—	—	0.2	—	0.2
Foreign currency translation adjustments	1.9	—	—	—	1.9
	1.9	—	0.2	—	2.1

Total
Benefit plan adjustments(a)	(5.0)	1.1	14.2	(4.9)	5.4
Foreign currency translation adjustments	16.5	—	—	—	16.5
Unrealized gains (losses) on available-for-sale securities(b)	0.4	(0.1)	(0.7)	0.2	(0.2)
Gains (losses) on cash flow hedges(c)	(0.1)	—	0.1	—	—
	$11.8	1.0	13.6	(4.7)	21.7

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Nine months ended September 30, 2018

Amounts attributable to Brink's:
Benefit plan adjustments	$(0.8)	0.7	51.5	(10.1)	41.3
Foreign currency translation adjustments(d)	(138.7)	—	107.2	(0.5)	(32.0)
Gains (losses) on cash flow hedges	0.7	(0.2)	(0.1)	—	0.4
	(138.8)	0.5	158.6	(10.6)	9.7

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	—	—	—	—	—
Foreign currency translation adjustments	(0.5)	—	0.6	—	0.1
	(0.5)	—	0.6	—	0.1

Total
Benefit plan adjustments(a)	(0.8)	0.7	51.5	(10.1)	41.3
Foreign currency translation adjustments(d)	(139.2)	—	107.8	(0.5)	(31.9)
Gains (losses) on cash flow hedges(c)	0.7	(0.2)	(0.1)	—	0.4
	$(139.3)	0.5	159.2	(10.6)	9.8

Nine months ended September 30, 2017

Amounts attributable to Brink's:
Benefit plan adjustments	$(9.3)	1.5	39.8	(13.9)	18.1
Foreign currency translation adjustments	48.5	—	—	—	48.5
Unrealized gains (losses) on available-for-sale securities	1.3	(0.4)	(0.9)	0.3	0.3
Gains (losses) on cash flow hedges	(0.3)	—	0.2	—	(0.1)
	40.2	1.1	39.1	(13.6)	66.8

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	—	—	0.5	—	0.5
Foreign currency translation adjustments	0.9	—	—	—	0.9
	0.9	—	0.5	—	1.4

Total
Benefit plan adjustments(a)	(9.3)	1.5	40.3	(13.9)	18.6
Foreign currency translation adjustments	49.4	—	—	—	49.4
Unrealized gains (losses) on available-for-sale securities(b)	1.3	(0.4)	(0.9)	0.3	0.3
Gains (losses) on cash flow hedges(c)	(0.3)	—	0.2	—	(0.1)
	$41.1	1.1	39.6	(13.6)	68.2

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Total net periodic retirement benefit cost included in:
Cost of revenues	$1.9	2.2	$6.4	6.9
Selling, general and administrative expenses	0.7	0.6	1.9	1.7
Interest and other income (expense)	8.9	11.7	30.6	35.4

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

•
other operating income (expense) (no gains or losses in the three months ended September 30, 2018 and $0.1 million of losses in the three months ended September 30, 2017; as well as no gains or losses in the nine months ended September 30, 2018 and $0.1 million of losses in the nine months ended September 30, 2017)

•
interest and other income (expense) (no gains or losses in the three months ended September 30, 2018 and no gains or losses in the three months ended September 30, 2017; as well as no gains or losses in the nine months ended September 30, 2018 and $0.1 million of losses in the nine months ended September 30, 2017).

(d)
2018 foreign currency translation adjustment amounts reclassified to net income are due to the deconsolidation of Venezuela (see Note 1). 2018 foreign currency translation adjustment amounts arising during the current period reflect primarily the devaluation of the Argentine peso (prior to the July 1, 2018 highly inflationary designation) and Brazilian real.

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

(In millions)	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2017	$(601.0)	(327.4)	1.1	0.7	(926.6)
Other comprehensive income (loss) before reclassifications	(0.1)	(138.7)	—	0.5	(138.3)
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	41.4	106.7	—	(0.1)	148.0
Other comprehensive income (loss) attributable to Brink's	41.3	(32.0)	—	0.4	9.7
Cumulative effect of change in accounting principle(a)	—	—	(1.1)	—	(1.1)
Balance as of September 30, 2018	$(559.7)	(359.4)	—	1.1	(918.0)

(a)	We adopted ASU 2016-01 (see Note 1) effective January 1, 2018 and recognized a cumulative-effect adjustment to retained earnings.

Note 8 - Fair value of financial instruments

Investments in Mutual Funds
We have investments in mutual funds that are carried at fair value in the financial statements. For these investments, fair value was based on quoted market prices, which we have categorized as a Level 1 valuation.

Fixed-Rate Debt
The fair value and carrying value of our fixed-rate debt are as follows:

(In millions)	September 30, 2018	December 31, 2017

Senior unsecured notes
Carrying value	$600.0	600.0
Fair value	552.4	590.6

The fair value estimate of our senior unsecured notes was based on the present value of future cash flows, discounted at rates for similar instruments at the measurement date, which we have categorized as a Level 3 valuation.

Forward and Swap Contracts
We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At September 30, 2018, the notional value of our shorter term outstanding foreign currency forward and swap contracts was $153.4 million, with average maturities of approximately two months.  These shorter term foreign currency forward and swap contracts primarily offset exposures in the euro and the British pound and are not designated as hedges for accounting purposes. At September 30, 2018, the fair value of these shorter term foreign currency contracts was a net asset of $1.4 million, and was included in prepaid expenses and other on the condensed consolidated balance sheet.

In the first quarter of 2016, we entered into two interest rate swaps that hedge cash flow risk associated with changes in variable interest rates and that are designated as cash flow hedges for accounting purposes. At September 30, 2018, the notional value of these contracts was $40 million with a remaining weighted-average maturity of 1.3 years. At September 30, 2018, the fair value of these interest rates swaps was a net asset of $1.6 million, of which $0.6 million was included in prepaid expenses and other and $1.0 million was included in other assets on the condensed consolidated balance sheet.

The fair values of these forward and swap contracts are based on the present value of net future cash payments and receipts, which we have categorized as a Level 2 valuation.

Contingent Consideration
The estimated fair value of our liabilities for contingent consideration represents the fair value of the potential amounts payable for our acquisition of Maco Transportadora. These contingent amounts will be paid in scheduled installments ending in the fourth quarter of 2019 with the final amounts based partially on the retention of customer revenue versus a target revenue amount. The contingent consideration arrangement requires us to pay potential undiscounted amounts between $0 to $30.3 million based on retaining the revenue levels of existing customers at the acquisition dates. If there is a shortfall in revenues, a multiple of 2.5 is applied to the revenue shortfall and the contingent consideration to be paid to the former owners is reduced.

We used a probability-weighted approach to estimate the fair value of these contingent consideration payments. The fair value of the contingent consideration is the present value of the full $30.3 million potentially payable as of September 30, 2018 as we believe it is unlikely that the contingent consideration payments will be reduced for a revenue shortfall.

At September 30, 2018, we had recognized contingent consideration liabilities of $29.7 million of which $15.1 million was included in accrued liabilities and $14.6 million in other on the condensed consolidated balance sheet. The fair value of these liabilities was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represent a Level 3 valuation. The significant inputs in the Level 3 valuation not supported by market activity included our probability assessments of expected future cash flows related to our acquisition of this entity during the period from acquisition to the estimated settlement date of the remaining payments. Subsequent to the respective acquisition dates to each measurement date, changes in these liabilities due to the passage of time and the corresponding impact of discounting as well as the impact of changes in exchange rates between the Argentine peso and the U.S. dollar, are recognized in earnings.

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

There were no transfers in or out of any of the levels of the valuation hierarchy in the first nine months of 2018.

Note 9 - Debt

	September 30,	December 31,
(In millions)	2018	2017
Debt:
Short-term borrowings
Restricted cash borrowings(a)	$11.3	27.0
Other	12.3	18.2
Total short-term borrowings	$23.6	45.2

Long-term debt
Bank credit facilities:
Term Loan Facility(b)	$473.0	491.4
Senior Unsecured Notes(c)	591.8	591.2
Revolving Credit Facility	305.7	—
Other	8.1	12.0
Capital leases	116.9	96.9
Total long-term debt	$1,495.5	1,191.5

Total debt	$1,519.1	1,236.7

Included in:
Current liabilities	$77.8	97.1
Noncurrent liabilities	1,441.3	1,139.6
Total debt	$1,519.1	1,236.7

(a)
These amounts are for short-term borrowings related to cash borrowed under lending arrangements used in the process of managing customer cash supply chains, which is currently classified as restricted cash and not available for general corporate purposes. See Note 12 for more details.

(b)	Amounts outstanding are net of unamortized debt costs of $2.0 million as of September 30, 2018 and $2.3 million as of December 31, 2017.

(c)	Amounts outstanding are net of unamortized debt costs of $8.2 million as of September 30, 2018 and $8.8 million as of December 31, 2017.

Long-Term Debt

Senior Secured Credit Facility
In October 2017, we entered into a senior secured credit facility (the “Senior Secured Credit Facility”) with Wells Fargo Bank, National Association, as administrative agent, consisting of a $1 billion Revolving Credit Facility and a $500 million Term Loan Facility. Loans under the Revolving Credit Facility mature five years after the closing date (October 17, 2022) and loans under the Term Loan Facility amortize five percent annually and mature five years after the closing date. Interest rates for the Senior Secured Credit Facility are based on LIBOR plus a margin or an alternate base rate plus a margin. The Revolving Credit Facility allows us to borrow money or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of September 30, 2018, $694 million was available under the Revolving Credit Facility. The obligations under the Senior Secured Credit Facility are secured by a first-priority lien on all or substantially all of the assets of the Company and certain of its domestic subsidiaries, including a first-priority lien on equity interests of certain of the Company’s direct and indirect subsidiaries. The Company and certain of its domestic subsidiaries also guarantee the obligations under the Senior Secured Credit Facility.

The margin on both LIBOR and alternate base rate borrowings under the Senior Secured Credit Facility is based on the Company’s consolidated net leverage ratio. The margin on LIBOR borrowings, which can range from 1.25% to 2.50%, was 1.75% at September 30, 2018. The margin on alternate base rate borrowings, which can range from 0.25% to 1.50%, was 0.75% as of September 30, 2018. We also pay an annual commitment fee on the unused portion the Revolving Credit Facility based on the Company’s consolidated net leverage ratio. The commitment fee, which can range from 0.15% to 0.40%, was 0.25% as of September 30, 2018.

Senior Unsecured Notes
In October 2017, we issued at par ten-year senior unsecured notes (the "Senior Notes") in the aggregate principal amount of $600 million. The Senior Notes will mature on October 15, 2027 and bear an annual interest rate of 4.625%. The Senior Notes are general unsecured obligations guaranteed by certain of the Company’s existing and future U.S. subsidiaries, which are also guarantors under the Senior Secured Credit Facility.

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

Letter of Credit Facilities and Bank Guarantee Facilities
We have three committed letter of credit facilities totaling $104 million, of which approximately $44 million was available at September 30, 2018. At September 30, 2018, we had undrawn letters of credit and guarantees of $60 million issued under these facilities. The $40 million facility expires in December 2018, the $10 million facility expires in March 2019 and the $54 million facility expires in December 2019.

We have two uncommitted letter of credit facilities totaling $57 million, of which approximately $15 million was available at September 30, 2018. At September 30, 2018, we had undrawn letters of credit of $42 million issued under these facilities. The $17 million facility expires in August 2019 and the $40 million facility expires in September 2019.

The Senior Secured Credit Facility is also available for issuance of letters of credit and bank guarantees.

The Senior Secured Credit Facility, Senior Unsecured Notes, the Letter of Credit Facilities and Bank Guarantee Facilities contain various financial and other covenants. The financial covenants, among other things, limit our ability to provide liens, restrict fundamental changes, limit transactions with affiliates and unrestricted subsidiaries, restrict changes to our fiscal year and to organizational documents, limit asset dispositions, limit the use of proceeds from asset sales, limit sale and leaseback transactions, limit investments, limit the ability to incur debt, restrict certain payments to shareholders, limit negative pledges, limit the ability to change the nature of our business, provide for a maximum consolidated net leverage ratio and provide for minimum coverage of interest costs. If we were not to comply with the terms of our various financing agreements, the repayment terms could be accelerated and the commitments could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other financing agreements. We were in compliance with all financial covenants at September 30, 2018.

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

Outstanding awards at September 30, 2018, include performance share units, restricted stock units, deferred stock units, performance-based stock options, time-based stock options and certain awards that will be settled in cash.

Compensation Expense
Compensation expense is measured using the fair-value-based method.  For employee and director awards considered equity grants, compensation expense is recognized from the award or grant date to the earlier of the retirement-eligible date or the vesting date. For awards considered liability awards, compensation cost is based on the change in the fair value of the instrument for each reporting period and the percentage of the requisite service that has been rendered. Compensation cost associated with liability awards was not significant in the nine months ended September 30, 2018 or the prior year period.

Compensation expenses are classified as selling, general and administrative expenses in the condensed consolidated statements of operations. Compensation expenses for the share-based awards were as follows:

	Compensation Expense		Compensation Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017

Performance Share Units	$3.1	1.9	$9.7	6.4
Market Share Units	—	0.1	0.1	0.2
Restricted Stock Units	1.6	1.1	4.9	3.5
Deferred Stock Units and fees paid in stock	0.4	0.3	0.9	0.8
Stock Options	1.2	0.6	3.2	1.6
Share-based payment expense	6.3	4.0	18.8	12.5
Income tax benefit	(1.5)	(1.5)	(4.4)	(4.6)
Share-based payment expense, net of tax	$4.8	2.5	$14.4	7.9
Performance-Based Stock Options
In 2018, 2017 and 2016, we granted performance-based stock options that have a service condition as well as a market condition. In addition, some of the awards granted in 2016 contain a non-financial performance condition. We measure the fair value of these performance-based options at the grant date using a Monte Carlo simulation model.

The following table summarizes performance-based stock option activity during the first nine months of 2018:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2017	879.8	$8.04
Granted	417.6	16.73
Forfeited	—	—
Exercised	—	—
Outstanding balance as of September 30, 2018	1,297.4	$10.83

Time-Based Stock Options
Prior to 2018, we granted time-based stock options that contain only a service condition. We measured the fair value of these time-based options at the grant date using a Black-Scholes-Merton option pricing model.

The following table summarizes time-based stock option activity during the first nine months of 2018:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2017	40.6	$8.66
Granted	—	—
Forfeited	—	—
Exercised	(37.9)	7.77
Outstanding balance as of September 30, 2018	2.7	$21.09
Restricted Stock Units (“RSUs”)
We granted RSUs that contain only a service condition. We measure the fair value of RSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period.

The following table summarizes RSU activity during the first nine months of 2018:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2017	265.8	$39.80
Granted	83.5	72.51
Forfeited	(3.8)	56.52
Vested	(95.8)	35.71
Nonvested balance as of September 30, 2018	249.7	$52.06
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

The following table summarizes all PSU activity during the first nine months of 2018:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2017	671.2	$37.26
Granted	174.4	73.61
Forfeited	(5.8)	50.63
Vested(a)	(137.7)	29.17
Nonvested balance as of September 30, 2018	702.1	$47.75

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

The following table summarizes all MSU activity during the first nine months of 2018:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2017	74.2	$30.37
Granted	—	—
Forfeited	—	—
Vested(a)	(74.2)	30.37
Nonvested balance as of September 30, 2018	—	$—

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

The following table summarizes all DSU activity during the first nine months of 2018:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2017	10.9	$60.80
Granted	12.5	74.43
Forfeited	—	—
Vested	(10.9)	60.80
Nonvested balance as of September 30, 2018	12.5	$74.43

Note 11 - Capital Stock

Common Stock
At September 30, 2018, we had 100 million shares of common stock authorized and 50.6 million shares issued and outstanding.

Dividends
We paid regular quarterly dividends on our common stock during the last three years.  On October 4, 2018, the Board declared a regular quarterly dividend of 15 cents per share payable on December 3, 2018.  The payment of future dividends is at the discretion of the Board of Directors and is dependent on our future earnings, financial condition, shareholder equity levels, cash flow, business requirements and other factors.

Preferred Stock
At September 30, 2018, we had the authority to issue up to 2.0 million shares of preferred stock with a par value of $10 per share.

Share Repurchase Program
In May 2017, our board of directors authorized a $200 million share repurchase program, which will expire on December 31, 2019. Under this program, in the quarter ended September 30, 2018, we used $25.1 million to repurchase 336,829 shares at an average price of $74.37 per share.  We are not obligated to repurchase any specific dollar amount or number of shares, and, at September 30, 2018, approximately $175 million remains available under this program.  The timing and volume of share repurchases may be executed at the discretion of management on an opportunistic basis, or pursuant to trading plans or other arrangements.  Share repurchases under this program may be made in the open market, in privately negotiated transactions, or otherwise.

Shares Used to Calculate Earnings per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017

Weighted-average shares:
Basic(a)	51.1	50.7	51.0	50.7
Effect of dilutive stock awards and options	0.9	1.2	—	0.9
Diluted	52.0	51.9	51.0	51.6

Antidilutive stock awards and options excluded from denominator	—	—	1.6	0.1

(a)
We have deferred compensation plans for directors and certain of our employees.  For participants electing to defer compensation into common stock units, amounts owed to participants will be paid out in shares of Brink's common stock.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average units credited to employees and directors under the deferred compensation plans.  Accordingly, included in basic shares are 0.3 million in the three months and 0.3 million in the nine months ended September 30, 2018, and 0.3 million in the three months and 0.3 million in the nine months ended September 30, 2017.

Note 12 - Supplemental cash flow information

	Nine Months Ended September 30,
(In millions)	2018	2017
Cash paid for:
Interest	$38.5	19.8
Income taxes, net	72.8	64.9

Non-cash Investing and Financing Activities
We acquired $42.0 million in armored vehicles and other equipment under capital lease arrangements in the first nine months of 2018 compared to $33.4 million in armored vehicles and other equipment acquired under capital lease arrangements in the first nine months of 2017.

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

At September 30, 2018, we held $92.7 million of restricted cash ($11.3 million represented short-term borrowings, $46.9 million represented restricted cash held for customers, and $34.5 million represented accrued liabilities). At December 31, 2017, we held $112.6 million of restricted cash ($27.0 million represented short-term borrowings, $74.7 million represented restricted cash held for customers and $10.9 million represented accrued liabilities).

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

	September 30,	December 31,
(In millions)	2018	2017
Cash and cash equivalents	$314.2	614.3
Restricted cash	92.7	112.6
Total, cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$406.9	726.9

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

Note 14 - Reorganization and Restructuring

2016 Reorganization and Restructuring
In the fourth quarter of 2016, management implemented restructuring actions across our global business operations and our corporate functions. As a result of these actions, we recognized $18.1 million in 2016 costs and an additional $17.3 million in 2017 under this restructuring for additional costs related to severance, asset-related adjustments, a benefit program termination and lease terminations. We recognized an additional $11.3 million in the first nine months of 2018 under this restructuring for severance costs and asset-related adjustments. The actions under this program were substantially completed in the third quarter of 2018, with cumulative pretax charges of approximately $46.7 million. Severance actions reduced our global workforce by approximately 800 positions.

The following table summarizes the costs incurred, payments and utilization, and foreign currency exchange effects of the 2016 Reorganization and Restructuring:

(In millions)	Asset Related Adjustments	Severance Costs	Lease Terminations	Benefit Program Termination	Total

Balance as of January 1, 2017	$—	7.0	0.6	—	7.6
Expense (benefit)	3.4	7.5	0.4	2.2	13.5
Payments and utilization	(3.4)	(11.9)	(0.4)	(2.2)	(17.9)
Foreign currency exchange effects	—	0.2	—	—	0.2
Balance as of September 30, 2017	$—	2.8	0.6	—	3.4

Balance as of January 1, 2018	$—	1.6	0.4	—	2.0
Expense (benefit)	1.7	9.6	—	—	11.3
Payments and utilization	(1.7)	(10.5)	(0.2)	—	(12.4)
Foreign currency exchange effects	—	—	—	—	—
Balance as of September 30, 2018	$—	0.7	0.2	—	0.9

Other Restructurings
Management routinely implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized $4.2 million in the first nine months of 2018 under these other restructurings, primarily severance costs. For the current restructuring actions, we expect to incur additional costs between $2 and $4 million in future periods.

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

RESULTS OF OPERATIONS

Consolidated Review

GAAP and Non-GAAP Financial Measures
We provide an analysis of our operations below on both a generally accepted accounting principles (“GAAP”) and non-GAAP basis.  The purpose of the non-GAAP information is to report our operating profit, income from continuing operations and earnings per share without certain income and expense items that do not reflect the regular earnings of our operations.  The non-GAAP financial measures are intended to provide investors with a supplemental comparison of our operating results and trends for the periods presented. Our management believes these measures are also useful to investors as such measures allow investors to evaluate our performance using the same metrics that our management uses to evaluate past performance and prospects for future performance. We do not consider these items to be reflective of our core operating performance due to the variability of such items from period-to-period in terms of size, nature and significance.  The non-GAAP adjustments used to reconcile our GAAP results are described on pages 44–45 and are reconciled to comparable GAAP measures on pages 51–53.

Definition of Organic Growth
Organic growth represents the change in revenues or operating profit between the current and prior period, excluding the effect of acquisitions and dispositions and changes in currency exchange rates. See definitions on page 42.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions, except for per share amounts)	2018	2017	Change	2018	2017	Change
GAAP
Revenues	$852.4	849.5	—	2,581.2	2,443.8	6
Cost of revenues	652.6	666.4	(2)	2,013.0	1,905.6	6
Selling, general and administrative expenses	125.4	116.6	8	368.4	346.5	6
Operating profit	67.0	66.4	1	193.5	185.6	4
Income (loss) from continuing operations(a)	17.5	19.9	(12)	(68.2)	68.9	unfav
Diluted EPS from continuing operations(a)	$0.34	0.38	(11)	(1.34)	1.33	unfav

Non-GAAP(b)
Non-GAAP revenues	$852.4	828.7	3	2,529.8	2,328.6	9
Non-GAAP operating profit	95.3	76.4	25	243.0	190.7	27
Non-GAAP income from continuing operations(a)	47.4	43.5	9	119.8	107.6	11
Non-GAAP diluted EPS from continuing operations(a)	$0.91	0.84	8	2.30	2.09	10

(a)	Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.

(b)	Non-GAAP results are reconciled to the applicable GAAP results on pages 51–53.

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

GAAP Basis
Analysis of Consolidated Results: Third Quarter 2018 versus Third Quarter 2017
Consolidated Revenues  Revenues increased $2.9 million as the favorable impact of acquisitions ($46.2 million) and organic growth in South America ($34.8 million), North America ($22.2 million), and Rest of World ($2.9 million) were partially offset by the unfavorable impact of currency exchange rates ($82.4 million). The unfavorable currency impact was driven by the Argentine peso and Brazilian real. Revenues increased 5% on an organic basis due mainly to higher average selling prices in Argentina (including the effects of inflation) and organic revenue growth in Mexico and the U.S. from volume growth and price increases. See above for our definition of “organic.”

Consolidated Costs and Expenses  Cost of revenues decreased 2% to $652.6 million primarily due to changes in currency exchange rates, the impact of the Venezuela deconsolidation and organic decreases in labor and other operational costs, partially offset by the impact of acquisitions. Selling, general and administrative costs increased 8% to $125.4 million due primarily to the impact of acquisitions, partially offset by changes in currency exchange rates.

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

Operating profit remained relatively flat due mainly to:

•	organic increases in South America ($18.6 million) and North America ($14.2 million),

•	lower corporate expenses ($6.4 million on an organic basis), and

•	the favorable operating impact of business acquisitions and dispositions ($4.4 million), excluding intangible asset amortization and acquisition-related charges, mostly offset by:

•	unfavorable changes in currency exchange rates ($24.4 million), and

•	higher costs related to business acquisitions and dispositions ($4.6 million), primarily from the impact of intangible asset amortization and acquisition-related charges in the third quarter of 2018.

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Income from continuing operations attributable to Brink’s shareholders in 2018 decreased $2.4 million to $17.5 million due to higher interest expense ($9.3 million), higher income tax expense ($6.6 million), and slightly higher income attributable to noncontrolling interests ($0.2 million), partially offset by lower interest and other expense ($13.1 million). Earnings per share from continuing operations was $0.34, down from $0.38 in the third quarter of 2017.

Analysis of Consolidated Results: Nine Months 2018 versus Nine Months 2017
Consolidated Revenues  Revenues increased $137.4 million as organic growth in Venezuela in the first half of 2018 prior to the deconsolidation of Venezuela operations ($1,995.7 million), South America ($111.0 million), North America ($43.1 million), and Rest of World ($10.0 million) and the favorable impact of acquisitions ($133.3 million) were partially offset by unfavorable changes in currency exchange rates ($2,134.9 million). A significant portion of the reduction in revenues from currency exchange rates relates to the strengthening of the U.S. dollar against the Venezuela bolivar in the first half of 2018 prior to the deconsolidation of Venezuela operations ($2,038.7 million).  Revenues increased on an organic basis due mainly to higher average selling prices in Venezuela and Argentina (including the effects of inflation) and organic revenue growth in Mexico and Brazil from volume growth and price increases. See page 39 for our definition of “organic.”

Consolidated Costs and Expenses  Cost of revenues increased 6% to $2,013.0 million primarily due to the impact of acquisitions and inflation-based organic increases in labor and other operational costs, partially offset by changes in currency exchange rates. Selling, general and administrative costs increased 6% to $368.4 million due primarily to organic increases in compensation costs and the impact of acquisitions, partially offset by changes in currency exchange rates.

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
Operating profit increased $7.9 million due mainly to:

•	organic increases in Venezuela in the first half of 2018 prior to the deconsolidation of Venezuela operations ($581.4 million), South America ($50.7 million) and North America ($33.4 million), and

•	the favorable operating impact of business acquisitions and dispositions ($21.7 million), excluding intangible asset amortization and acquisition-related charges, partially offset by:

•	unfavorable changes in currency exchange rates ($639.8 million), including the effects of Venezuela devaluations in the first half of 2018 prior to the deconsolidation of Venezuela operations,

•	higher costs related to business acquisitions and dispositions ($16.5 million), primarily from the impact of intangible asset amortization and acquisition-related charges in 2018,

•	the organic decrease in Rest of World ($5.5 million), and

•	higher corporate expenses ($4.7 million on an organic basis).

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Income from continuing operations attributable to Brink’s shareholders in 2018 decreased $137.1 million to negative $68.2 million primarily due to the loss on deconsolidation of Venezuela operations ($126.7 million), and higher interest expense ($29.3 million) and income tax expense ($4.9 million), partially offset by the operating profit increase mentioned above, lower interest and other expense ($14.5 million), and slightly lower income attributable to noncontrolling interests ($1.4 million). Earnings per share from continuing operations was negative $1.34, down from $1.33 in 2017.

Non-GAAP Basis
Analysis of Consolidated Results: Third Quarter 2018 versus Third Quarter 2017
Non-GAAP Consolidated Revenues  Non-GAAP revenues increased $23.7 million as the favorable impact of acquisitions ($46.2 million) and organic growth in South America ($34.8 million), North America ($22.2 million), and Rest of World ($2.9 million) were partially offset by the unfavorable impact of currency exchange rates ($82.4 million). The unfavorable currency impact was driven by the Argentine peso and Brazilian real. Non-GAAP revenues increased 7% on an organic basis due mainly to higher average selling prices in Argentina (including the effects of inflation) and organic revenue growth in Mexico and the U.S. from volume growth and price increases. See page 39 for our definition of “organic.”

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit increased $18.9 million due mainly to:

•	organic increases in South America ($18.6 million) and North America ($14.2 million),

•	lower corporate expenses ($6.4 million on an organic basis), and

•	the favorable operating impact of business acquisitions and dispositions ($4.4 million), partially offset by:

•	unfavorable changes in currency exchange rates ($23.5 million).

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders in 2018 increased $3.9 million to $47.4 million due to the operating profit increase mentioned above and lower interest and other expense ($0.7 million), partially offset by higher interest expense ($10.0 million) and higher income tax expense ($5.5 million). Earnings per share from continuing operations was $0.91, up from $0.84 in the third quarter of 2017.

Analysis of Consolidated Results: Nine Months 2018 versus Nine Months 2017
Non-GAAP Consolidated Revenues  Non-GAAP revenues increased $201.2 million as the organic growth in South America ($111.0 million), North America ($43.1 million), and Rest of World ($10.0 million) and the favorable impact of acquisitions ($133.3 million) were offset by the unfavorable impact of currency exchange rates ($96.2 million). The unfavorable currency impact was driven by the Argentine peso and Brazilian real and was partially offset by the favorable impact of the euro. Non-GAAP revenues increased 7% on an organic basis due mainly to higher average selling prices in Argentina (including the effects of inflation) and organic revenue growth in Mexico and Brazil from volume growth and price increases. See page 39 for our definition of “organic.”

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit increased $52.3 million due mainly to:

•	organic increases in South America ($50.7 million) and North America ($33.4 million), and

•	the favorable operating impact of business acquisitions ($21.7 million), partially offset by:

•	unfavorable changes in currency exchange rates ($43.3 million),

•	the organic decrease in Rest of World ($5.5 million), and

•	higher corporate expenses ($4.7 million on an organic basis).

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders in 2018 increased $12.2 million to $119.8 million due to the operating profit increase mentioned above and higher interest and other income ($6.1 million), partially offset by higher interest expense ($29.5 million) and higher income tax expense ($15.6 million). Earnings per share from continuing operations was $2.30, up from $2.09 in 2017.

Revenues and Operating Profit by Segment: Third Quarter 2018 versus Third Quarter 2017

		Organic	Acquisitions /			% Change
(In millions)	3Q'17	Change	Dispositions(a)	Currency(b)	3Q'18	Total	Organic
Revenues:
North America	$316.5	22.2	52.4	(7.7)	383.4	21	7
South America	247.4	34.8	3.2	(69.9)	215.5	(13)	14
Rest of World	264.8	2.9	(9.4)	(4.8)	253.5	(4)	1
Segment revenues(e)	828.7	59.9	46.2	(82.4)	852.4	3	7

Other items not allocated to segments(d)	20.8	(20.8)	—	—	—	(100)	(100)
Revenues - GAAP	$849.5	39.1	46.2	(82.4)	852.4	—	5

Operating profit:
North America	$16.9	14.2	3.5	(1.0)	33.6	99	84
South America	47.7	18.6	1.6	(21.6)	46.3	(3)	39
Rest of World	33.3	(1.2)	(0.7)	(0.6)	30.8	(8)	(4)
Segment operating profit	97.9	31.6	4.4	(23.2)	110.7	13	32
Corporate(c)	(21.5)	6.4	—	(0.3)	(15.4)	(28)	(30)
Operating profit - non-GAAP	76.4	38.0	4.4	(23.5)	95.3	25	50

Other items not allocated to segments(d)	(10.0)	(12.4)	(5.0)	(0.9)	(28.3)	unfav	unfav
Operating profit - GAAP	$66.4	25.6	(0.6)	(24.4)	67.0	1	39
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

(c)	Corporate expenses are not allocated to segment results. Corporate expenses include salaries and other costs to manage the global business and to perform activities required by public companies.

(d)	See pages 44–45 for more information.

(e)	Segment revenues equal our total reported non-GAAP revenues.

Analysis of Segment Results: Third Quarter 2018 versus Third Quarter 2017

North America
Revenues increased 21% ($66.9 million) primarily due to the favorable impact of the Dunbar acquisition ($52.4 million) and 7% organic growth ($22.2 million) driven by price and volume growth in Mexico and the U.S. Operating profit increased $16.7 million primarily due to organic growth in Mexico and the U.S. and the favorable impact of the Dunbar acquisition ($3.5 million). Organic profit growth in Mexico was driven by price increases and higher volumes. Organic profit growth in the U.S. was driven by price increases and lower labor costs and other productivity improvements.

South America
Revenues decreased 13% ($31.9 million) primarily due to the unfavorable impact of currency exchange rates ($69.9 million) mostly from the Argentine peso and Brazilian real, partially offset by 14% organic growth ($34.8 million). The organic growth was driven by inflation-based price increases in Argentina. Operating profit decreased 3% ($1.4 million) due to unfavorable currency ($21.6 million) driven by the Argentine peso, partially offset by organic growth ($18.6 million) and the favorable impact of acquisitions ($1.6 million). The organic profit growth was driven by organic revenue growth in Argentina.

Rest of World
Revenues decreased 4% ($11.3 million) due to the unfavorable impact of acquisitions and dispositions ($9.4 million), primarily related to the disposition of the French airport security services company, and the unfavorable impact of currency exchange rates ($4.8 million), slightly offset by 1% organic growth ($2.9 million). The organic revenue growth was driven by Greece, Israel, and India, partially offset by a decrease in France due to pricing and volume pressure. Operating profit decreased 8% ($2.5 million) due to an organic decrease ($1.2 million) primarily related to France, the unfavorable impact of acquisitions and dispositions ($0.7 million) and unfavorable currency ($0.6 million).

Revenues and Operating Profit by Segment: Nine Months 2018 versus Nine Months 2017

		Organic	Acquisitions /			% Change
(In millions)	YTD '17	Change	Dispositions(a)	Currency(b)	YTD '18	Total	Organic
Revenues:
North America	$932.1	43.1	54.3	(2.0)	1,027.5	10	5
South America	654.2	111.0	70.1	(131.7)	703.6	8	17
Rest of World	742.3	10.0	8.9	37.5	798.7	8	1
Segment revenues(e)	2,328.6	164.1	133.3	(96.2)	2,529.8	9	7

Other items not allocated to segments(d)	115.2	1,974.9	—	(2,038.7)	51.4	(55)	fav
Revenues - GAAP	$2,443.8	2,139.0	133.3	(2,134.9)	2,581.2	6	88

Operating profit:
North America	$43.9	33.4	3.8	(0.8)	80.3	83	76
South America	123.3	50.7	15.8	(41.8)	148.0	20	41
Rest of World	84.1	(5.5)	2.1	1.9	82.6	(2)	(7)
Segment operating profit	251.3	78.6	21.7	(40.7)	310.9	24	31
Corporate(c)	(60.6)	(4.7)	—	(2.6)	(67.9)	12	8
Operating profit - non-GAAP	190.7	73.9	21.7	(43.3)	243.0	27	39

Other items not allocated to segments(d)	(5.1)	568.4	(16.3)	(596.5)	(49.5)	unfav	fav
Operating profit - GAAP	$185.6	642.3	5.4	(639.8)	193.5	4	fav
Amounts may not add due to rounding.

See page 42 for footnote explanations.

Analysis of Segment Results: Nine Months 2018 versus Nine Months 2017

North America
Revenues increased 10% ($95.4 million) primarily due to the favorable impact of the Dunbar acquisition ($52.4 million) and 5% organic growth ($43.1 million), slightly offset by the unfavorable impact of currency exchange rates ($2.0 million) from the Mexican peso. Organic revenue growth increased from price and volume growth in Mexico and price increases in the U.S.. Operating profit increased $36.4 million primarily due to organic growth in Mexico and the U.S. and the favorable impact of the Dunbar acquisition ($3.5 million). Organic profit growth in Mexico was driven by higher volumes, price increases, and labor-related productivity improvements. Organic profit growth in the U.S. was driven by price increases and lower labor costs and other productivity improvements.

South America
Revenues increased 8% ($49.4 million) primarily due to 17% organic growth ($111.0 million) and the favorable impact of acquisitions ($70.1 million), partially offset by the unfavorable impact of currency exchange rates ($131.7 million) mostly from the Argentine peso and Brazilian real. The organic growth was driven by inflation-based price increases in Argentina and price and volume growth in Brazil. Operating profit increased 20% ($24.7 million) driven by organic revenue growth in Argentina and Brazil and the favorable impact of acquisitions ($15.8 million), partially offset by unfavorable currency ($41.8 million) primarily driven by the Argentine peso.

Rest of World
Revenues increased 8% ($56.4 million) due to the favorable impact of currency exchange rates ($37.5 million), primarily from the euro, 1% organic growth ($10.0 million) and the favorable impact of acquisitions and dispositions ($8.9 million). The organic revenue growth was driven by Israel and Greece, partially offset by a decrease in France due to pricing and volume pressure. Operating profit decreased 2% ($1.5 million) due to an organic decrease ($5.5 million) in France, partially offset by the favorable impact of acquisitions and dispositions ($2.1 million) and currency ($1.9 million).

Income and Expense Not Allocated to Segments

Corporate Expenses

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2018	2017	change	2018	2017	change
General, administrative and other expenses	$(20.6)	(22.4)	(8)	$(72.6)	(59.9)	21
Foreign currency transaction gains (losses)	0.4	0.5	(20)	(1.8)	0.7	unfav
Reconciliation of segment policies to GAAP	4.8	0.4	fav	6.5	(1.4)	fav
Corporate expenses	$(15.4)	(21.5)	(28)	$(67.9)	(60.6)	12

Corporate expenses for the third quarter of 2018 decreased $6.1 million compared to the third quarter of 2017. The reduction is primarily related to a favorable bad debt variance and higher royalty income in the current year quarter.

Corporate expenses for the first nine months of 2018 were up $7.3 million versus the prior year period primarily driven by higher security losses and higher information technology costs in the current year period. These costs were partially offset by a favorable bad debt variance. Corporate expenses include former non-segment and regional management costs, currency transaction gains and losses, costs related to global initiatives and adjustments to reconcile segment accounting policies to U.S. GAAP.

Other Items Not Allocated to Segments

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2018	2017	change	2018	2017	change
Revenues:
Venezuela operations	$—	20.8	(100)	$51.4	115.2	(55)
Revenues	$—	20.8	(100)	$51.4	115.2	(55)

Operating profit:
Venezuela operations	$—	2.5	(100)	2.3	19.1	(88)
Reorganization and Restructuring	(7.3)	(6.4)	14	(15.5)	(16.1)	(4)
Acquisitions and dispositions	(10.7)	(6.1)	75	(24.6)	(8.1)	unfav
Argentina highly inflationary impact	(8.3)	—	unfav	(8.3)	—	unfav
Reporting compliance	(2.0)	—	unfav	(3.4)	—	unfav
Operating profit	$(28.3)	(10.0)	unfav	$(49.5)	(5.1)	unfav

The impact of other items not allocated to segments was a loss of $28.3 million in the third quarter of 2018 versus the prior year period loss of $10.0 million. The change was primarily due to the impact of highly inflationary accounting in Argentina, higher acquisition-related charges, profit from Venezuela operations in the prior year quarter and certain reporting compliance costs in the current year quarter.
The impact of other items not allocated to segments was a loss of $49.5 million in the first nine months of 2018 versus the prior year period loss of $5.1 million. The change was primarily due to higher acquisition-related charges, lower profits from our Venezuela operations, the impact of highly inflationary accounting in Argentina and certain reporting compliance costs in the current year period.
Venezuela operations Prior to the deconsolidation of our Venezuelan subsidiaries effective June 30, 2018 (see Note 1 of the condensed consolidated financial statements), we excluded from our segment results all of our Venezuela operating results due to the Venezuelan government's restrictions that have prevented us from repatriating funds. In light of these unique circumstances, our operations in Venezuela are largely independent of the rest of our global operations. As a result, the Chief Executive Officer, the Company's Chief Operating Decision maker ("CODM"), has assessed segment performance and has made resource decisions by segment excluding Venezuela operating results. Additionally, management believes excluding Venezuela from segment results has made it possible to more effectively evaluate the company’s performance between periods. Prior to deconsolidation,Venezuela operating results include remeasurement gains and losses on monetary assets and liabilities related to currency devaluations. We recognized remeasurement gains of $2.2 million in the first nine months of 2018 versus remeasurement losses of $9.1 million in the first nine months of 2017.

Factors considered by management in excluding Venezuela results include:

•	Continued inability to repatriate cash to redeploy to other operations or dividend to shareholders

•	Highly inflationary environment

•	Previous fixed exchange rate policy

•	Continued currency devaluations and

•	Difficulty raising prices and controlling costs

Reorganization and Restructuring
2016 Restructuring
In the fourth quarter of 2016, management implemented restructuring actions across our global business operations and our corporate functions. As a result of these actions, we recognized $18.1 million in 2016 costs and an additional $17.3 million in 2017 under this restructuring for additional costs related to severance, asset-related adjustments, a benefit program termination and lease terminations. We recognized an additional $11.3 million in the first nine months of 2018 under this program for additional asset-related and severance costs. The actions under this program were substantially completed in the third quarter of 2018, with cumulative pretax charges of approximately $46.7 million. Severance actions reduced our global workforce by approximately 800 positions and will result in approximately $20 million in annualized cost savings.

Other Restructurings
Management routinely implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized $4.2 million in the first nine months of 2018, primarily severance costs. When completed, the current restructuring actions will reduce our workforce by 400 to 500 positions and result in approximately $6 million in annualized cost savings. For the current restructuring actions, we expect to incur additional costs between $2 and $4 million in future periods. These estimates will be updated as management targets additional sections of our business.
Due to the unique circumstances around these charges, they have not been allocated to segment results and are excluded from non-GAAP results. Charges related to the employees, assets, leases and contracts impacted by these restructuring actions were excluded from the segments and corporate expenses as shown in the table below.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2018	2017	change	2018	2017	change
Reportable Segments:
North America	$—	1.7	(100)	$0.6	4.4	(86)
South America	0.9	0.7	29	1.9	3.5	(46)
Rest of World	6.4	4.0	60	13.0	5.6	unfav
Total reportable segments	7.3	6.4	14	15.5	13.5	15
Corporate items	—	—	—	—	2.6	(100)
Total	$7.3	6.4	14	$15.5	16.1	(4)

Acquisitions and dispositions Certain acquisition and disposition items that are not considered part of the ongoing activities of the business and are special in nature are consistently excluded from non-GAAP results. These items are described below:
2018 Acquisitions and Dispositions

•	Amortization expense for acquisition-related intangible assets was $11.7 million in the first nine months of 2018.

•	Severance costs related to our 2017 acquisitions in Argentina, France and Brazil were $3.7 million in the first nine months of 2018.

•	Transaction costs related to business acquisitions were $5.9 million in the first nine months of 2018.

•	Compensation expense related to the retention of key Dunbar employees was $1.3 million in the third quarter of 2018.

2017 Acquisitions and Dispositions

•	We recognized $0.8 million in gains in the first quarter of 2017 related to the liquidation of our former cash-in-transit operation in Puerto Rico.

•	Amortization expense for acquisition-related intangible assets was $4.4 million in the first nine months of 2017.

•	Transaction costs related to business acquisitions were $1.5 million in the first nine months of 2017.

•	Severance costs of $1.0 million were incurred related to our 2017 acquisitions in Argentina and Brazil.

•	Currency transaction losses of $1.9 million were recognized related to acquisition activity.

Argentina highly inflationary impact Beginning in the third quarter of 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, Argentine peso-denominated monetary assets and liabilities are now remeasured at each balance sheet date to the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In addition, nonmonetary assets retain a higher historical basis when the currency is devalued. The higher historical basis results in incremental expense being recognized when the nonmonetary assets are consumed. Currency remeasurement losses were $8.1 million and incremental expense related to nonmonetary assets was $0.2 million in the third quarter of 2018.

Reporting compliance Certain third party costs incurred related to the mitigation of material weaknesses ($1.2 million in the first nine months of 2018) and the implementation and adoption of ASU 2016-02, the new lease accounting standard effective for us January 1, 2019 ($2.2 million in the first nine months of 2018), are excluded from non-GAAP results.

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

Our international operations conduct a majority of their business in local currencies. Because our financial results are reported in U.S. dollars, they are affected by changes in the value of various local currencies in relation to the U.S. dollar. The recent strengthening of the U.S. dollar has reduced our reported U.S. dollar revenues and operating profit and is likely to continue for the remainder of 2018.

Changes in exchange rates may also affect transactions that are denominated in currencies other than the functional currency.  From time to time, we use foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At September 30, 2018, the notional value of our shorter term outstanding foreign currency forward and swap contracts was $153.4 million with average contract maturities of approximately two months.  These shorter term foreign currency forward and swap contracts primarily offset exposures in the euro and the British pound.  Additionally, these shorter term contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings.  We recognized gains of $5.2 million on these contracts in the first nine months of 2018.  At September 30, 2018, the fair value of these shorter term foreign currency contracts was a net asset of $1.4 million.

See Note 1 to the condensed consolidated financial statements for a description of government currency processes and restrictions in Venezuela, the effect on our operations, and how we account for currency remeasurement for Venezuelan subsidiaries, prior to deconsolidation effective June 30, 2018 under the heading, "Venezuela". See Note 1 to the condensed consolidated financial statements for a description of how we account for currency remeasurement for Argentine subsidiaries, beginning July 1, 2018 under the heading, "Argentina".

Other Operating Income (Expense)

Other operating income (expense) includes amounts included in segment results as well as income and expense not allocated to segments.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2018	2017	change	2018	2017	change
Foreign currency items:
Transaction losses	$(9.6)	(3.3)	unfav	$(12.9)	(13.3)	(3)
Derivative instrument gains	1.8	1.1	64	5.2	3.0	73
Gains on sale of property and other assets	0.6	0.3	100	1.1	1.1	—
Impairment losses	(1.6)	(1.6)	—	(4.3)	(2.6)	65
Share in earnings of equity affiliates	0.3	0.1	fav	1.7	0.2	fav
Royalty income	1.4	0.5	fav	3.2	1.5	fav
Other	(0.3)	2.8	unfav	(0.3)	4.0	unfav
Other operating expense	$(7.4)	(0.1)	unfav	$(6.3)	(6.1)	3
Other operating expense was $7.4 million in the third quarter of 2018 versus $0.1 million in the prior year period. The increase from the prior year quarter was primarily due to higher foreign currency transaction losses in the third quarter of 2018.

Other operating expense was $6.3 million in the first nine months of 2018 versus $6.1 million of expense in the prior year period.

Nonoperating Income and Expense

Interest expense

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2018	2017	change	2018	2017	change
Interest expense	$17.0	7.7	unfav	$47.8	18.5	unfav

Interest expense was higher in the third quarter of 2018 compared to the prior year period primarily due to higher borrowing levels due to business acquisitions.

Interest expense was higher in the first nine months of 2018 compared to the prior year period primarily due to higher borrowing levels due to business acquisitions.

Loss on deconsolidation of Venezuela operations

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2018	2017	change	2018	2017	change
Loss on deconsolidation of Venezuela operations	$—	—	—	$126.7	—	100

See Note 1 to the condensed consolidated financial statements for more information about the loss on deconsolidation of our Venezuelan operations.

Interest and other income (expense)

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2018	2017	change	2018	2017	change
Interest income	$1.6	0.8	100	$5.7	2.4	fav
Gain on equity securities	1.6	0.7	fav	3.1	0.9	fav
Foreign currency transaction losses(a)	—	—	—	(15.5)	—	unfav
Derivative instrument losses	—	—	—	—	(0.1)	(100)
Retirement benefit cost other than service cost	(8.9)	(11.7)	(24)	(30.6)	(35.4)	(14)
Prepayment penalty(b)	—	(6.5)	(100)	—	(6.5)	(100)
Interest on Brazil tax claim(c)	—	(4.1)	(100)	—	(4.1)	(100)
Gain on a disposition of a subsidiary(d)	(0.2)	—	unfav	10.1	—	fav
Other	(2.2)	(0.4)	unfav	(2.1)	(1.0)	unfav
Interest and other income (expense)	$(8.1)	(21.2)	(62)	$(29.3)	(43.8)	(33)

(a)
Prior to the July 1, 2018 highly inflationary designation for accounting purposes, currency transaction losses incurred by Brink's Argentina related to its U.S. dollar-denominated payables to the sellers of Maco Transporatadora and Maco Litoral.

(b)	Penalty upon prepayment of Private Placement notes in September 2017.

(c)
Related to an unfavorable court ruling in the third quarter of 2017 on a non-income tax claim in Brazil. The court ruled that Brink's must pay interest accruing from the initial claim filing in 1994 to the current date. The principal amount of the claim was approximately $1 million and was recognized in selling, general and administrative expenses in the third quarter of 2017.

(d)	Gain on the sale of our former French airport security services subsidiary in the second quarter of 2018. The estimate of the gain was revised in the third quarter of 2018.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Continuing operations
Provision for income taxes (in millions)	$23.0	16.4	$53.0	48.1
Effective tax rate	54.9%	43.7%	(514.6%)	39.0%

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

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Reform Act, the Company recorded provisional amounts as of December 31, 2017, in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”).  We recorded a provisional one-time non-cash charge of $92 million in the fourth quarter of 2017 to remeasure the deferred tax assets for the new rate and for other legislative changes.  We filed our 2017 U.S. federal income tax return in October 2018, which did not reflect a U.S. federal current tax liability for the transition tax due to our high-tax foreign income, but we expect to record an incremental $1.3 million of foreign tax credits offset with a full valuation allowance in addition to the provisional $31.1 million foreign tax credit offset with a full valuation allowance related to the transition tax recorded in the fourth quarter of 2017. We did not record a current state tax liability related to the transition tax in accordance with the interpretation of existing state laws and the provisional estimates and continue to expect this amount to be immaterial. The Company has not yet adopted an accounting policy related to the provision of deferred taxes related to GILTI.  We did not change our assertion on the determination of which subsidiaries that we consider to be permanently invested and for which we do not expect to repatriate to the U.S. as a result of the Tax Reform Act.  We will continue to collect and analyze data, including the undistributed earnings of foreign subsidiaries and related taxes, interpret the Tax Reform Act and apply the additional guidance and legislative changes to be issued by the U.S. federal and state authorities and may be required to make adjustments to these provisional amounts.  We will complete the 2017 accounting for the Tax Reform Act by the end of 2018 in accordance with SAB 118.
2018 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first nine months of 2018 was negative primarily due to the impact of Venezuela’s earnings and the related tax expense, including the largely nondeductible loss on the deconsolidation of the Venezuela operations.  The items that cause the rate to be higher than the U.S. statutory rate include the geographical mix of earnings, the seasonality of book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on cross border payments and the characterization of a French business tax as an income tax, partially offset by the significant tax benefits related to the distribution of share-based payments and a French income tax credit.
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

Noncontrolling Interests

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2018	2017	change	2018	2017	change
Net income attributable to noncontrolling interests	$1.4	1.2	17	$4.9	6.3	(22)

The change from $6.3 million net income attributable to noncontrolling interests in the first nine months of 2017 to $4.9 million of net income attributable to noncontrolling interests in the first nine months of 2018 was primarily due to lower results from our Venezuelan subsidiaries prior to the deconsolidation of those subsidiaries, effective June 30, 2018.

See Note 1 to the condensed consolidated financial statements for more information about the deconsolidation of our Venezuelan subsidiaries.

Non-GAAP Results Reconciled to GAAP

Non-GAAP results described in this filing are financial measures that are not required by or presented in accordance with GAAP. The purpose of the non-GAAP results is to report financial information from the primary operations of our business by excluding the effects of certain income and expenses that do not reflect the ordinary earnings of our operations. The specific items excluded have not been allocated to segments, are described in detail on pages 44–45, and are reconciled to comparable GAAP measures below.

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

	YTD '18			YTD '17
(In millions, except for percentages)	Pre-tax	Tax	Effective tax rate	Pre-tax	Tax	Effective tax rate
Effective Income Tax Rate(a)
GAAP	$(10.3)	53.0	(514.6)%	$123.3	48.1	39.0%
Retirement plans(d)	25.0	5.9		24.9	9.0
Venezuela operations(b)	0.9	(3.9)		(13.1)	(11.8)
Reorganization and Restructuring(b)	15.5	5.1		16.1	5.5
Acquisitions and dispositions(b)	30.6	12.1		8.9	3.0
Prepayment penalty(e)	—	—		6.5	2.4
Interest on Brazil tax claim(f)	—	—		4.1	1.4
Tax on accelerated income(g)	—	0.3		—	—
Argentina highly inflationary impact(b)	7.8	0.6		—	—
Reporting compliance(b)	3.4	0.8		—	—
Loss on deconsolidation of Venezuela operations(h)	126.7	0.1		—	—
Income tax rate adjustment(c)	—	(0.1)		—	0.7
Non-GAAP	$199.6	73.9	37.0%	$170.7	58.3	34.2%

Amounts may not add due to rounding.

(a)	From continuing operations.

(b)
See “Other Items Not Allocated To Segments” on pages 44–45 for details.  We do not consider these items to be reflective of our core operating performance due to the variability of such items from period-to-period in terms of size, nature and significance.

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

(g)	The non-GAAP tax rate excludes the 2018 foreign tax benefit that resulted from the transaction that accelerated U.S. tax in 2015.

(h)
Effective June 30, 2018, we deconsolidated our investment in Venezuelan subsidiaries and recognized a pretax charge of $126.7 million. Post-deconsolidation funding of ongoing costs related to our Venezuelan operations are expensed as incurred and reported in interest and other income (expense).  Third quarter 2018 amounts were $0.3 million. We do not expect future amounts to be material.

(i)
Because we reported a loss from continuing operations on a GAAP basis in the first nine months of 2018, GAAP EPS was calculated using basic shares. However, as we reported income from continuing operations on a non-GAAP basis in the first nine months of 2018, non-GAAP EPS was calculated using diluted shares.

Non-GAAP Results Reconciled to GAAP

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for percentages and per share amounts)	2018	2017	2018	2017
Revenues:
GAAP	$852.4	849.5	2,581.2	2,443.8
Venezuela operations(b)	—	(20.8)	(51.4)	(115.2)
Non-GAAP	$852.4	828.7	2,529.8	2,328.6

Operating profit:
GAAP	$67.0	66.4	193.5	185.6
Venezuela operations(b)	—	(2.5)	(2.3)	(19.1)
Reorganization and Restructuring(b)	7.3	6.4	15.5	16.1
Acquisitions and dispositions(b)	10.7	6.1	24.6	8.1
Argentina highly inflationary impact(b)	8.3	—	8.3	—
Reporting compliance(b)	2.0	—	3.4	—
Non-GAAP	$95.3	76.4	243.0	190.7

Operating margin:
GAAP margin	7.9%	7.8%	7.5%	7.6%
Non-GAAP margin	11.2%	9.2%	9.6%	8.2%

Interest expense:
GAAP	$(17.0)	(7.7)	(47.8)	(18.5)
Venezuela operations(b)	—	—	0.1	—
Acquisitions and dispositions(b)	0.1	0.8	0.5	0.8
Non-GAAP	$(16.9)	(6.9)	(47.2)	(17.7)

Loss on deconsolidation of Venezuela operations:
GAAP	$—	—	(126.7)	—
Loss on deconsolidation of Venezuela operations(h)	—	—	126.7	—
Non-GAAP	$—	—	—	—

Interest and other income (expense):
GAAP	$(8.1)	(21.2)	(29.3)	(43.8)
Retirement plans(d)	8.1	9.0	25.0	24.9
Venezuela operations(b) (h)	0.3	0.9	3.1	6.0
Acquisitions and dispositions(b)	0.2	—	5.5	—
Prepayment penalty(e)	—	6.5	—	6.5
Interest on Brazil tax claim(f)	—	4.1	—	4.1
Argentina highly inflationary impact(b)	(0.5)	—	(0.5)	—
Non-GAAP	$—	(0.7)	3.8	(2.3)

Provision for income taxes:
GAAP	$23.0	16.4	53.0	48.1
Retirement plans(d)	2.0	3.2	5.9	9.0
Venezuela operations(b)	—	(3.1)	(3.9)	(11.8)
Reorganization and Restructuring(b)	2.4	2.2	5.1	5.5
Acquisitions and dispositions(b)	2.8	2.5	12.1	3.0
Prepayment penalty(e)	—	2.4	—	2.4
Interest on Brazil tax claim(f)	—	1.4	—	1.4
Tax on accelerated income(g)	—	—	0.3	—
Argentina highly inflationary impact(b)	0.6	—	0.6	—
Reporting compliance(b)	0.5	—	0.8	—
Loss on deconsolidation of Venezuela operations(h)	0.1	—	0.1	—
Income tax rate adjustment(c)	(2.4)	(1.5)	(0.1)	0.7
Non-GAAP	$29.0	23.5	73.9	58.3

Amounts may not add due to rounding.

See page 51 for footnote explanations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for percentages and per share amounts)	2018	2017	2018	2017
Net income (loss) attributable to noncontrolling interests:
GAAP	$1.4	1.2	4.9	6.3
Venezuela operations(b)	—	0.6	1.0	(2.1)
Reorganization and Restructuring(b)	—	0.2	(0.1)	0.6
Income tax rate adjustment(c)	0.6	(0.2)	0.1	—
Non-GAAP	$2.0	1.8	5.9	4.8

Income (loss) from continuing operations attributable to Brink's:
GAAP	$17.5	19.9	(68.2)	68.9
Retirement plans(d)	6.1	5.8	19.1	15.9
Venezuela operations(b)	0.3	0.9	3.8	0.8
Reorganization and Restructuring(b)	4.9	4.0	10.5	10.0
Acquisitions and dispositions(b)	8.2	4.4	18.5	5.9
Prepayment penalty(e)	—	4.1	—	4.1
Interest on Brazil tax claim(f)	—	2.7	—	2.7
Tax on accelerated income(g)	—	—	(0.3)	—
Argentina highly inflationary impact(b)	7.2	—	7.2	—
Reporting compliance(b)	1.5	—	2.6	—
Loss on deconsolidation of Venezuela operations(h)	(0.1)	—	126.6	—
Income tax rate adjustment(c)	1.8	1.7	—	(0.7)
Non-GAAP	$47.4	43.5	119.8	107.6

Diluted EPS:
GAAP	$0.34	0.38	(1.34)	1.33
Retirement plans(d)	0.12	0.11	0.37	0.31
Venezuela operations(b)	0.01	0.02	0.07	0.02
Reorganization and Restructuring(b)	0.09	0.08	0.20	0.19
Acquisitions and dispositions(b)	0.16	0.09	0.36	0.12
Prepayment penalty(e)	—	0.08	—	0.08
Interest on Brazil tax claim(f)	—	0.05	—	0.05
Tax on accelerated income(g)	—	—	(0.01)	—
Argentina highly inflationary impact(b)	0.14	—	0.14	—
Reporting compliance(b)	0.03	—	0.05	—
Loss on deconsolidation of Venezuela operations(h)	—	—	2.43	—
Income tax rate adjustment(c)	0.03	0.03	—	(0.01)
Share adjustment(i)	—	—	0.03	—
Non-GAAP	$0.91	0.84	2.30	2.09

Amounts may not add due to rounding.

See page 51 for footnote explanations.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows from operating activities increased by $11.6 million in the first nine months of 2018 as compared to the first nine months of 2017.  Cash used for investing activities increased by $346.9 million in the first nine months of 2018 compared to the first nine months of 2017. We financed our liquidity needs in the first nine months of 2018 with cash flows from long term debt.

Operating Activities

	Nine Months Ended September 30,		$
(In millions)	2018	2017	change
Cash flows from operating activities
Operating activities - GAAP	$148.6	137.0	11.6
Venezuela operations	(0.4)	(18.2)	17.8
(Increase) decrease in restricted cash held for customers	0.7	(20.8)	21.5
(Increase) decrease in certain customer obligations(a)	4.9	(9.8)	14.7
Operating activities - non-GAAP	$153.8	88.2	65.6

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

Non-GAAP cash flows from operating activities is a supplemental financial measure that is not required by, or presented in accordance with, GAAP. The purpose of this non-GAAP measure is to report financial information excluding cash flows from Venezuela operations, restricted cash held for customers and the impact of cash received and processed in certain of our Cash Management Services operations. We believe this measure is helpful in assessing cash flows from operations, enables period-to-period comparability and is useful in predicting future operating cash flows. This non-GAAP measure should not be considered as an alternative to cash flows from operating activities determined in accordance with GAAP and should be read in conjunction with our condensed consolidated statements of cash flows.

GAAP
Cash flows from operating activities increased by $11.6 million in the first nine months of 2018 compared to the same period in 2017.  The increase was due to higher operating profit and changes in working capital, offset by the $21.5 million decrease in restricted cash held for customers, the decrease in operating cash provided by Venezuela operations of $17.8 million, the changes in certain customer obligations of certain of our secure Cash Management Services operations (cash held for customers decreased by $4.9 million in 2018 compared to an increase of $9.8 million in 2017), and higher amounts paid for interest.

Non-GAAP
Non-GAAP cash flows from operating activities increased by $65.6 million in the first nine months of 2018 as compared to the same period in 2017.  The increase was primarily due to higher operating profit and changes in working capital, offset by higher amounts paid for interest.

Investing Activities

	Nine Months Ended September 30,		$
(In millions)	2018	2017	change
Cash flows from investing activities
Capital expenditures	$(104.0)	(117.4)	13.4
Acquisitions, net of cash acquired	(521.0)	(147.7)	(373.3)
Dispositions, net of cash disposed	8.4	—	8.4
Marketable securities:
Purchases	(55.9)	(35.0)	(20.9)
Sales	47.3	21.2	26.1
Proceeds from sale of property and equipment	2.8	1.4	1.4
Other	(0.9)	1.1	(2.0)
Investing activities	$(623.3)	(276.4)	(346.9)

Cash used by investing activities increased by $346.9 million in the first nine months of 2018 versus the first nine months of 2017.  The increase was primarily due to the $521 million in cash paid, net of cash acquired, for the Dunbar acquisition in 2018, offset by the five business acquisitions in Argentina, Brazil, Chile and the U.S. in the first nine months of 2017.

Cash used by investing activities is expected to increase in the fourth quarter of 2018 as cash payments are made for the pending business acquisition in Brazil. We expect to fund this acquisition largely through borrowings.

Capital expenditures and depreciation and amortization were as follows:

	Nine Months Ended September 30,		$	Full Year
(In millions)	2018	2017	change	2017
Property and equipment acquired during the period
Capital expenditures:(a)
North America	$35.4	64.4	(29.0)	86.3
South America	31.4	23.3	8.1	39.2
Rest of World	24.6	20.7	3.9	35.9
Corporate	12.6	6.6	6.0	8.9
Capital expenditures - non-GAAP	104.0	115.0	(11.0)	170.3
Venezuela	—	2.4	(2.4)	4.2
Capital expenditures - GAAP	$104.0	117.4	(13.4)	174.5

Capital leases:(b)
North America	$34.2	29.1	5.1	47.3
South America	7.8	4.3	3.5	4.4
Capital leases - GAAP and non-GAAP	$42.0	33.4	8.6	51.7

Total:
North America	$69.6	93.5	(23.9)	133.6
South America	39.2	27.6	11.6	43.6
Rest of World	24.6	20.7	3.9	35.9
Corporate	12.6	6.6	6.0	8.9
Total property and equipment acquired excluding Venezuela	146.0	148.4	(2.4)	222.0
Venezuela	—	2.4	(2.4)	4.2
Total property and equipment acquired	$146.0	150.8	(4.8)	226.2

Depreciation and amortization(a)
North America	$51.9	50.7	1.2	68.4
South America	19.9	16.9	3.0	23.5
Rest of World	23.7	22.5	1.2	30.4
Corporate	9.4	8.7	0.7	12.0
Depreciation and amortization - non-GAAP	104.9	98.8	6.1	134.3
Venezuela	1.1	1.2	(0.1)	1.7
Reorganization and Restructuring	1.8	2.0	(0.2)	2.2
Amortization of intangible assets	11.7	4.4	7.3	8.4
Depreciation and amortization - GAAP	$119.5	106.4	13.1	146.6

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

Our reinvestment ratio, which we define as the annual amount of property and equipment acquired during the period divided by the annual amount of depreciation, was 1.6 for the twelve months ending September 30, 2018 compared to 1.5 for the twelve months ending September 30, 2017.

Capital expenditures in the first nine months of 2018 were primarily for machinery and equipment, information technology and armored vehicles.

Financing Activities

	Nine Months Ended September 30,		$
(In millions)	2018	2017	change
Cash flows from financing activities
Borrowings and repayments:
Short-term borrowings	$(5.2)	(25.6)	20.4
Cash supply chain customer debt	(15.0)	(0.3)	(14.7)
Long-term revolving credit facilities, net	306.2	388.0	(81.8)
Other long-term debt, net	(39.7)	(100.6)	60.9
Borrowings (repayments)	246.3	261.5	(15.2)

Prepayment penalty	—	(6.5)	6.5
Repurchase shares of Brink's common stock	(25.1)	—	(25.1)
Dividends to:
Shareholders of Brink’s	(22.9)	(20.1)	(2.8)
Noncontrolling interests in subsidiaries	(3.8)	(3.5)	(0.3)
Proceeds from exercise of stock options	0.8	2.7	(1.9)
Tax withholdings associated with share-based compensation	(11.3)	(10.0)	(1.3)
Other	0.3	1.0	(0.7)
Financing activities	$184.3	225.1	(40.8)

Debt borrowings and repayments
Cash flows from financing activities decreased by $40.8 million in the first nine months of 2018 compared to the first nine months of 2017 as net borrowings decreased compared to the prior year period. Additionally, we used $25.1 million to repurchase 336,829 shares under our share repurchase program during the quarter ended September 30, 2018.

Dividends
We paid dividends to Brink’s shareholders of $0.45 per share or $22.9 million in the first nine months of 2018 compared to $0.40 per share or $20.1 million in the first nine months of 2017.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the Board of Directors.

Reconciliation of Net Debt to U.S. GAAP Measures

	September 30,	December 31,
(In millions)	2018	2017
Debt:
Short-term borrowings	$23.6	45.2
Long-term debt	1,495.5	1,191.5
Total Debt	1,519.1	1,236.7
Restricted cash borrowings(a)	(11.3)	(27.0)
Total Debt without restricted cash borrowings	1,507.8	1,209.7

Less:
Cash and cash equivalents	314.2	614.3
Amounts held by Cash Management Services operations(b)	(11.2)	(16.1)
Cash and cash equivalents available for general corporate purposes	303.0	598.2

Net Debt	$1,204.8	611.5

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

Net Debt is a supplemental non-GAAP financial measure that is not required by, or presented in accordance with GAAP. We use Net Debt as a measure of our financial leverage. We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage. Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our condensed consolidated balance sheets. Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP, as of September 30, 2018, and December 31, 2017.  Net Debt excluding cash and debt in Venezuelan operations was $615 million at December 31, 2017.

Net Debt increased by $593 million primarily to fund business acquisitions and other working capital needs including insurance and bonus payments.

Liquidity Needs
Our liquidity needs include not only the working capital requirements of our operations but also investments in our operations, business development activities, payments on outstanding debt, dividend payments and share repurchases.

Our liquidity needs are typically financed by cash from operations, short-term debt and the available borrowing capacity under our Revolving Credit Facility (our debt facilities are described in more detail in Note 9 to the condensed consolidated financial statements, including certain limitations and considerations related to the cash and borrowing capacity). As of September 30, 2018, $694 million was available under the Revolving Credit Facility. Based on our current cash on hand and amounts available under our credit facilities, we believe that we will be able to meet our liquidity needs for the foreseeable future.

Limitations on dividends from foreign subsidiaries.   A significant portion of our operations are outside the U.S. which may make it difficult or costly to repatriate cash for use in the U.S.  See “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2017, for more information on the risks associated with having businesses outside the U.S.

Equity
At September 30, 2018, we had 100 million shares of common stock authorized and approximately 50.6 million shares issued and outstanding.

In May 2017, our board of directors authorized a $200 million share repurchase program, which will expire on December 31, 2019. Under this program, in the quarter ended September 30, 2018, we used $25.1 million to repurchase 336,829 shares at an average price of $74.37 per share.  We are not obligated to repurchase any specific dollar amount or number of shares, and, at September 30, 2018, approximately $175 million remains available under this program.  The timing and volume of share repurchases may be executed at the discretion of management at the discretion of management on an opportunistic basis, or pursuant to trading plans or other arrangements.  Share repurchases under this program may be made in the open market, in privately negotiated transactions, or otherwise.

U.S. Retirement Liabilities

Funded Status of U.S. Retirement Plans
	Actual	Actual	Projected
(In millions)	2017	Nine Months 2018	4th Quarter 2018	2019	2020	2021	2022

Primary U.S. pension plan
Beginning funded status	$(107.8)	(102.3)	(85.8)	(79.3)	(55.4)	(30.5)	(4.5)
Net periodic pension credit(a)	18.5	16.5	5.5	22.9	23.5	25.4	27.2
Payment from Brink’s	—	—	—	—	—	—	—
Benefit plan experience loss	(13.0)	—	1.0	1.0	1.4	0.6	—
Ending funded status	$(102.3)	(85.8)	(79.3)	(55.4)	(30.5)	(4.5)	22.7

UMWA plans
Beginning funded status	$(226.6)	(294.3)	(294.7)	(294.7)	(296.8)	(299.8)	(303.8)
Net periodic postretirement cost(a)	(1.9)	(0.4)	—	(2.1)	(3.0)	(4.0)	(5.2)
Benefit plan experience loss	(66.3)	—	—	—	—	—	—
Other	0.5	—	—	—	—	—	—
Ending funded status	$(294.3)	(294.7)	(294.7)	(296.8)	(299.8)	(303.8)	(309.0)

Black lung plans
Beginning funded status	$(57.2)	(67.0)	(62.7)	(62.4)	(57.8)	(53.5)	(49.5)
Net periodic postretirement cost(a)	(2.4)	(1.9)	(0.6)	(2.0)	(1.9)	(1.8)	(1.6)
Payment from Brink’s	7.3	6.2	0.9	6.6	6.2	5.8	5.4
Benefit plan experience loss	(14.7)	—	—	—	—	—	—
Ending funded status	$(67.0)	(62.7)	(62.4)	(57.8)	(53.5)	(49.5)	(45.7)

(a)	Excludes amounts reclassified from accumulated other comprehensive income (loss).

Primary U.S. Pension Plan
Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement.  We did not make cash contributions to the primary U.S. pension plan in 2017 or the first nine months of 2018.  There are approximately 14,200 beneficiaries in the plan.

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

Assumptions for U.S. Retirement Obligations
We have made various assumptions to estimate the amount of payments to be made in the future.  The most significant assumptions include:

•	Discount rates and other assumptions in effect at measurement dates (normally December 31)

•	Investment returns of plan assets

•	Addition of new participants (historically immaterial due to freezing of pension benefits and exit from coal business)

•	Mortality rates

•	Change in laws

The assumptions used to estimate our U.S. retirement obligations can be found in our Annual Report on Form 10-K for the year ended December 31, 2017.

Summary of Expenses Related to All U.S. Retirement Liabilities through 2022

This table summarizes actual and projected expense related to U.S. retirement liabilities.

	Actual	Actual	Projected
(In millions)	2017	Nine Months 2018	4th Quarter 2018	FY2018	2019	2020	2021	2022
Primary U.S. pension plan	$7.7	4.2	1.3	5.5	2.6	(0.3)	(5.9)	(10.9)
UMWA plans	16.8	12.3	3.8	16.1	18.3	18.3	18.4	18.6
Black lung plans	8.4	7.2	2.6	9.8	6.2	5.8	5.4	4.9
Total	$32.9	23.7	7.7	31.4	27.1	23.8	17.9	12.6

Summary of Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants through 2022

This table summarizes actual and projected payments:

•	from Brink’s to U.S. retirement plans, and

•	from the plans to participants.

	Actual	Actual	Projected
(In millions)	2017	Nine Months 2018	4th Quarter 2018	FY2018	2019	2020	2021	2022
Payments from Brink’s to U.S. Plans
Black lung plans	$7.3	6.2	0.9	7.1	6.6	6.2	5.8	5.4
Total	$7.3	6.2	0.9	7.1	6.6	6.2	5.8	5.4

Payments from U.S. Plans to participants
Primary U.S. pension plan	$49.1	36.3	14.0	50.3	50.6	50.8	50.9	50.8
UMWA plans	33.5	20.7	13.5	34.2	34.0	34.4	34.3	33.6
Black lung plans	7.3	6.2	0.9	7.1	6.6	6.2	5.8	5.4
Total	$89.9	63.2	28.4	91.6	91.2	91.4	91.0	89.8

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of the most recent measurement date.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

Contingent Matters
See Note 13 to the condensed consolidated financial statements for information about contingent matters at September 30, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We serve customers in more than 100 countries, including 41 countries where we operate subsidiaries.  These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates.  In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program.  Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the nine months ended September 30, 2018.

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), who is our principal executive officer, and our Executive Vice President and Chief Financial Officer (“CFO”), who is our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  As a result of this evaluation, our CEO and CFO concluded that the material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2017 were still present as of September 30, 2018. Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2018.

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
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information
This document contains both historical and forward-looking information.  Words such as “anticipates,” “assumes,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “potential,” “believes,” “could,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, statements concerning: segment operating profit margin outlook; effects of currency rate changes; anticipated costs of our Reorganization and Restructuring activities; funding of business acquisitions; the impact of the Tax Reform Act; realization of deferred tax assets; our effective tax rate and future tax payments; costs related to our Venezuela operations; the ability to meet liquidity needs; expenses and payouts for the U.S. retirement plans and the non-U.S. pension plans and the funded status of the primary pension plan; expected liability for and future contributions to the UMWA plans; and liability for black lung obligations.  Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which are difficult to quantify and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

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

Item 1A.  Risk Factors

We provide cash transportation and money processing services in the United States to financial institutions that serve clients in the legalized cannabis industry and the enforcement of federal laws regarding cannabis and cannabis proceeds could result in legal action against us by the United States federal government.

We provide cash transportation and money processing services to certain financial institutions that provide banking services to clients in the cannabis industry in certain states that have legalized the use and distribution of marijuana.   Marijuana is a Schedule-I controlled substance under the Controlled Substance Act (“CSA”) and remains illegal under federal law. Even in those states in which the use of marijuana has been legalized, its cultivation, use, distribution and possession remains a violation of federal law.

In January 2018, the U.S. Department of Justice (“DOJ”) rescinded the “Cole Memo” and related memoranda which characterized the enforcement of the CSA against persons and entities complying with state regulatory systems permitting the use, manufacture and sale of medical marijuana as an inefficient use of their prosecutorial resources and discretion. The impact of the DOJ’s rescission of the Cole Memo and related memoranda is unclear, but may result in the DOJ increasing its enforcement actions against the regulated cannabis industry generally.

The U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) published guidelines in 2014 for financial institutions servicing state legal cannabis businesses.  Although we have an audit program to ensure our financial institution clients’ due diligence and federal anti-money laundering programs comply with applicable state laws and FinCEN guidance, any change in FinCEN guidance, any new regulations or legislation, any change in existing regulations or oversight (whether a change in regulatory policy or a change in a regulator’s interpretation of a law or regulation), or any change in enforcement priorities could result in legal action against our financial institution customers or their service providers, including Brink’s, by the federal government, which could adversely affect our results of operations and/or financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about common stock repurchases by the Company during the quarter ended September 30, 2018.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1 through
July 31, 2018	—	$—	—	$—

August 1 through
August 31, 2018	174,495	77.36	174,495	186,500,833

September 1 through
September 30, 2018	162,334	71.15	162,334	174,951,270

(1)
On May 8, 2017, the Company’s board of directors authorized the Company to repurchase up to $200 million of common stock from time to time as market conditions warrant and as covenants under existing agreements permit. The program does not require the Company to acquire any specific numbers of shares and may be modified or discontinued at any time. The program will expire on December 31, 2019.

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

101
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2018, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Condensed Consolidated Balance Sheets at September 30, 2018, and December 31, 2017, (ii)  the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iv) the Condensed Consolidated Statements of Equity for the nine months ended September 30, 2018 and 2017, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 and (vi) the Notes to the Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

October 24, 2018	By: /s/ Ronald J. Domanico
Ronald J. Domanico
(Executive Vice President and
Chief Financial Officer)
(principal financial officer)