Form 10-K
period 2018-12-31
BRINKS CO
filed 2019-02-26
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Yes ☒                      No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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
Yes ☐                      No ☒
As of February 21, 2019, there were issued and outstanding 49,645,065 shares of common stock.  The aggregate market value of shares of common stock held by non-affiliates as of June 30, 2018, was $4,026,184,093.
Documents incorporated by reference:  Part III incorporates information by reference from portions of the Registrant’s definitive 2019 Proxy Statement to be filed pursuant to Regulation 14A.

THE BRINK’S COMPANY
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2018

PART I
ITEM 1.  BUSINESS

Overview
The Brink’s Company is the global leader in total cash management(a), route-based logistics and payment solutions including cash-in-transit, ATM services, cash management services, including vault outsourcing, money processing, and intelligent safe services, and international transportation of valuables. Our customers include financial institutions, retailers, government agencies (including central banks), mints, jewelers and other commercial operations around the world.  Our global network serves customers in more than 100 countries. We have controlling ownership interests in companies in 41 countries and agency relationships with companies in additional countries.  We employ approximately 62,400 people and our operations include approximately 1,200 facilities and 13,500 vehicles.

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

Vision, Mission and Strategy

Our Vision

To be the global leader in total cash management, route-based logistics and payment services.

Our Strategy

Our strategy is to:

•	Accelerate profitable growth ("APG")

•	Close the gap with operational excellence ("CTG")

•	Introduce differentiated services ("IDS")

We will accelerate profitable growth by:

•	growing high-value services

•	growing account share with existing customers

•	increasing our focus on smaller financial institutions

•	penetrating the large, unvended retail market

•	exploring core and adjacent acquisition opportunities

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

Close the gap with operational excellence by:

•	exceeding customer expectations

•	leading our industry in safety and security

•	increasing operational productivity to achieve operational excellence

We are on track in our efforts to improve internal productivity, optimize cost and achieve industry-leading margins.

Introduce differentiated services through:

•	leveraging uniform, best-in-class global technology base for logistics and operating systems

•	offering end-to-end cash supply chain managed services

•	launching a customer portal and app to support value-added, fee-based services

The third component of our strategy is to introduce differentiated services to our customers by strengthening and leveraging our IT capabilities. Our IT strategy and systems will also drive improved service levels and operational efficiencies.

The actions taken to execute the components of our strategy include internal breakthrough initiatives such as more efficient vehicles, one-person crews and more effective IT processes leading to lower operating costs. We have also completed eight acquisitions in our core markets.

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

Core Services (49% of total revenues in 2018)
Cash-in-transit ("CIT") and ATM services are core services we provide to customers throughout the world. We charge customers per service performed or based on the value of goods transported.  Revenues are affected by the level of economic activity in various markets as well as the volume of business for specific customers.  Core services generated approximately $1.7 billion of revenues in 2018 ($1.6 billion in 2017 and $1.5 billion in 2016).

Cash-in-transit services – Serving customers since 1859, our success in CIT is driven by a combination of rigorous security practices, high-quality customer service, risk management and logistics expertise.  Cash-in-transit services generally include the secure transportation of:

•	cash between businesses and financial institutions, such as banks and credit unions

•	cash, securities and other valuables between commercial banks, central banks and investment banking and brokerage firms

•	new currency, coins, bullion and precious metals for central banks and other customers

ATM services – We manage 128,400 ATMs worldwide.  We provide customers who own and operate ATMs a variety of service options.  Basic ATM management services include cash replenishment and first and second line maintenance.  We also provide comprehensive services for ATM management including cash replenishment, replenishment forecasting, cash optimization, ATM remote monitoring, service call dispatching, transaction processing, installation services, and first and second line maintenance.

High-Value Services (45% of total revenues in 2018)
Our Core Services, combined with our brand and global infrastructure, provide a broad platform from which we offer additional high-value services, which generated approximately $1.6 billion of revenues in 2018 ($1.5 billion in 2017 and $1.3 billion in 2016).

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

Brink’s CompuSafe® service –We manage 34,500 installed Compusafes devices worldwide. Brink’s CompuSafe® service provides an integrated, closed-loop system for minimizing theft and managing cash.  We market CompuSafe® services to a variety of cash-intensive customers including convenience stores, gas stations, restaurants, retail chains and entertainment venues.  In a majority of instances, once the specialized safe is installed, the customer’s employees deposit currency into the safe’s cassettes, which can only be officially removed by Brink’s personnel or in some instances, securely by customer employees.  Upon removal, the cassettes are securely transported to a vault for processing where contents are verified and transferred for deposit.  Our CompuSafe® service features currency-recognition and counterfeit-detection technology, multi-language touch screens and in some instances, an electronic interface between the point-of-sale, back-office systems and external banks.  Our electronic reporting interface with external banks enables customers to receive same-day credit on their cash balances, even if the cash remains on the customer’s premises.

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

Bill payment processing services include bill payment acceptance and processing services on behalf of utility companies and other billers. Consumers can pay bills, top-up prepaid mobile phones and manage accounts at retail agent locations that we operate on behalf of utility companies, banks and a small number of leased payment locations. This service is offered at over 24,300 locations in Brazil, Colombia, Panama and Mexico.

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

Other Security Services (6% of total revenues in 2018)
Guarding – We protect airports, offices, warehouses, stores, and public venues with or without electronic surveillance, access control, fire prevention and trained patrolling personnel. Other security services generated approximately $0.2 billion of revenues in 2018 ($0.2 billion in 2017 and 2016).

We offer security and guarding services in Luxembourg, Greece and Brazil.  A portion of this business involves long-term contracts related primarily to security services at airports and embassies.  Generally, guarding contracts are for a one-year period, and the majority of contracts are extended.

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

Service Mark and Patents
BRINKS is a registered service mark in the U.S. and certain foreign countries.  The BRINKS mark, name and related marks are of material significance to our business.  We own patents for safes and related services, iDeposit and Daily Credit processes, including our integrated CompuSafe® service, which expire between 2022 and 2033.  These patents provide us with important advantages. However, we are not dependent on the existence of these patents.

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

Employee Relations
At December 31, 2018, our company had approximately 62,400 full-time and contract employees, including approximately 11,700 employees in the United States (of whom approximately 3,000 were classified as part-time employees) and approximately 50,700 employees outside the United States.  At December 31, 2018, Brink’s was a party to nine collective bargaining agreements in Canada with various local unions covering approximately 1,400 employees.  The agreements have various expiration dates from 2019 to 2022.  Outside of Canada, approximately 49% of employees are represented by trade union organizations.  We believe our employee relations are satisfactory.

Business Divestitures
Below is a summary of the significant businesses we exited in the last three years.  These divestitures did not meet the criteria for classification as discontinued operations. Operating results for these businesses are included in continuing operations for all periods presented, as applicable. We continue to operate our global services business in each of these countries.

•
In September 2016, we shut down the remaining operations in the Republic of Ireland and Northern Ireland. During 2016, we incurred approximately $16 million in losses as we exited these operations. These losses included $5 million in severance costs and $2 million in property impairment charges. During 2017, additional losses incurred related to the Ireland operations were not significant.

•	We sold a German guarding operation in October 2016.

•	We sold a French airport security services business in June 2018 and recognized a gain of approximately $11 million.

•	In August 2018, we shut down an operation based in the Netherlands that provided security solutions for domestic and international cargo transportation.

Business Acquisitions
In August 2018, we acquired 100% of the capital stock of Dunbar Armored, Inc. ("Dunbar") for approximately $547 million. Dunbar is a U.S. cash management business. In December 2018, we acquired 60% of the shares of Worldbridge Secure Logistics Co., Ltd. ("Worldbridge"), a Cambodian company that provides CIT and money processing services. In 2017, we acquired six business operations in five countries for an aggregate purchase price of approximately $361 million. Below is a brief description of each of the six business acquisitions completed in 2017:

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

See Note 7 to the consolidated financial statements for more detailed information on the acquired assets and liabilities from these acquisitions.

In November 2018, we completed the acquisition of the 42% noncontrolling interest in our consolidated subsidiary, Brink's de Colombia, S.A. We now own 100% of the shares of this subsidiary, and we accounted for this increase in ownership interest as an equity transaction.

In January 2019, we acquired 100% of the capital stock of Rodoban Transportes Aereos e Terrestres Ltda., Rodoban Servicos e Sistemas de Seguranca Ltda., and Rodoban Seguranca e Transporte de Valores Ltda. (together "Rodoban") for approximately $130 million. Rodoban provides CIT, money processing and ATM services primarily in southeastern Brazil.

Reorganization and Restructuring
In the fourth quarter of 2016, management implemented restructuring actions across our global business operations and our corporate functions (“2016 Reorganization and Restructuring”). As a result of these actions, we recognized $18.1 million in related 2016 costs and an additional $17.3 million in 2017 under this restructuring related to severance, asset-related adjustments, a benefit program termination and lease terminations. We recognized an additional $13.0 million of costs in 2018 under this restructuring for severance costs and asset-related adjustments. The actions under the 2016 Reorganization and Restructuring were substantially completed in 2018, with cumulative pretax charges of approximately $48 million. Severance actions reduced our global workforce by approximately 800 positions.

Management initiated a global restructuring of our business in the third quarter of 2015 (“2015 Reorganization and Restructuring”). We recognized $6.5 million of costs in 2016 related to this restructuring for severance costs, contract terminations and lease terminations. The 2015 Reorganization and Restructuring reduced the global workforce by approximately 1,100 positions and resulted in approximately $20 million in 2016 cost savings. The actions under this program were substantially completed by the end of 2016, with cumulative pretax charges of approximately $18 million.

Executive Leadership and Board of Directors Restructuring
In January 2016, Brink’s entered into an agreement (the "Starboard Agreement") with Starboard Value LP and its affiliates ("Starboard"). As a result, our former Chief Executive Officer ("CEO"), Thomas C. Schievelbein, stepped down in May 2016, and two of the Company’s directors (including the Company’s independent lead director at that time) retired from the Board. Pursuant to the Starboard Agreement, among other things, the Board appointed three new independent directors and delegated to the Board’s Corporate Governance and Nominating Committee the responsibility to oversee the Board's process to search for a new CEO. In June 2016, the Board appointed Douglas A. Pertz as the Company’s president and CEO and as a member of the Board. In July 2016, Ronald J. Domanico replaced Joseph W. Dziedzic as Chief Financial Officer. In 2016, we recognized $4.3 million in costs related to the Executive Leadership and Board of Directors restructuring, primarily severance costs.

Other Restructurings
Management periodically implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized costs of $4.6 million in 2017 and $7.6 million in 2018, primarily severance costs. For the current restructuring actions, we expect to incur additional costs between $5 million and $7 million in future periods. These estimates will be updated as management targets additional sections of our business.

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

Additional information about the Company may be found elsewhere in this report and the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

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

While cash remains the most popular form of consumer payment in the U.S. and globally, the growth of payment options other than cash could reduce the need for services related to cash, thereby affecting our financial results.  We are developing new services that offer current and prospective customers with opportunities to streamline their cash processing costs, making cash more competitive with other forms of payment. There is a risk that these initiatives may not offset the risks associated with our traditional cash-based business and that our business, financial condition, results of operations and cash flows could be negatively impacted.

Our strategy may not be successful.

Our strategy has three pillars: accelerate profitable growth, close the gap with competitors and introduce differentiated services.  We may not be successful in growing revenue in high-margin lines of business, increasing our market share with existing customers or winning new business with smaller financial institutions and the retail market. Although we are improving productivity and optimizing costs, we may not be able to achieve industry-leading margins. We also may not be successful in strengthening and leveraging our IT capabilities to improve service levels and drive efficiencies. If we are unable to achieve our strategic objectives and anticipated operating profit improvements, our results of operations and cash flows may be adversely affected.

We have significant operations outside the United States.

We currently serve customers in more than 100 countries, including 41 countries where we operate subsidiaries.  Seventy-three percent (73%) of our revenues in 2018 came from operations outside the U.S.  We expect revenues outside the U.S. to continue to represent a significant portion of total revenues.  Business operations outside the U.S. are subject to political, economic and other risks inherent in operating in foreign countries, such as:

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

While we may identify opportunities for acquisitions and investments to support our growth strategy, as well as divestiture opportunities, our due diligence examinations and positions that we may take with respect to appropriate valuations for acquisitions and divestitures and other transaction terms and conditions may hinder our ability to successfully complete business transactions to achieve our strategic goals.  Our ability to realize the anticipated benefits from acquisitions will depend, in part, on successfully integrating each business with our company as well as improving operating performance and profitability through our management efforts and capital investments.  The risks to a successful integration and improvement of operating performance and profitability include, among others, failure to implement our business plan, unanticipated issues in integrating operations with ours, unanticipated changes in laws and regulations, labor unrest resulting from union operations, regulatory, environmental and permitting issues, unfavorable customer reactions, the effect on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002, and difficulties in fully identifying and evaluating potential liabilities, risks and operating issues.  The occurrence of any of these events may adversely affect our expected benefits of any acquisitions and may have a material adverse effect on our financial condition, results of operations or cash flows.

We have significant deferred tax assets in the United States that may not be realized.

Deferred tax assets are future tax deductions that result primarily from the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes.  At December 31, 2018, we had $178 million of U.S. deferred tax assets, net of valuation allowances, primarily related to our retirement plan obligations.  These future tax deductions may not be realized if tax rules change in the future, or if forecasted U.S. operational results or any other U.S. projected future taxable income is insufficient.  Consequently, not realizing our U.S. deferred tax assets may significantly and materially affect our financial condition, results of operations and cash flows.

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

We have substantial pension and retiree medical obligations, a portion of which have been funded.  The amount of these obligations is significantly affected by factors that are not in our control, including interest rates used to determine the present value of future payment streams, investment returns, medical inflation rates, participation rates and changes in laws and regulations.  The funded status of the primary U.S. pension plan was approximately 87% as of December 31, 2018.  Based on our actuarial assumptions at the end of 2018, we do not expect to make contributions until 2022.  A change in assumptions could result in funding obligations that could adversely affect our liquidity and our ability to use our resources to make acquisitions and to otherwise grow our business.

We have $702 million of actuarial losses recorded in accumulated other comprehensive income (loss) at the end of 2018.  These losses relate to changes in actuarial assumptions that have increased the net liability for benefit plans.  These losses have not been recognized in earnings.  These losses will be recognized in earnings in future periods to the extent they are not offset by future actuarial gains.  Our projections of future cash requirements and expenses for these plans could be adversely affected if our retirement plans have additional actuarial losses.

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

Risks associated with information technology can expose Brink’s to business disruptions, cybersecurity breaches and regulatory violations.

We rely on our information technology ("IT") infrastructure.  If there were to be significant problems with our infrastructure, such as IT datacenter or system failure, or failure to develop new technology platforms to support new initiatives and product and service offerings, it could halt or delay our ability to service our customers, hinder our ability to conduct and expand our business and require significant remediation costs.  Our data security risks will increase as we employ emerging technologies, mobile applications, third-party service providers and cloud-based services.  If any of these risks were to materialize, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, in the normal course of business, we collect, process and retain sensitive and confidential information. Hacking, phishing attacks, ransomware, insider threats, physical breaches or other actions may cause confidential information belonging to Brink’s, its employees or customers to be misused. If risks such as these materialize, we may incur significant challenges and costs related to coordination with third-party service providers in order to resolve related issues. If our third-party providers do not respond in a timely manner to our needs, disaster recovery, business continuity and crisis management activities could be negatively impacted.  We have programs in place that are intended to detect, contain and respond to cybersecurity breaches and that provide employee awareness training regarding cyber risks; however, due to evolving and advanced sophisticated attack vectors, cyber attacks remain increasingly difficult to detect and we may not be able to successfully defend against them.  Any cybersecurity breach, whether by us or by third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

As a global company we must adhere to applicable laws and regulations in numerous regions regarding data privacy, data protection, and data security. Privacy and data protection laws vary between countries and are subject to interpretation, which may create inconsistent or conflicting requirements. The European Union’s General Data Protection Regulation (“GDPR”) greatly increases the jurisdictional reach of European Union law and became effective in May 2018. GDPR imposes requirements related to the handling of personal data, mandates public disclosure of significant data breaches, and provides for substantial penalties for non-compliance. Our efforts to comply with GDPR and other privacy and data protection laws may impose significant costs that are likely to increase over time, and we could incur substantial penalties or litigation related to violation of existing or future data privacy laws, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our senior secured credit facility, senior unsecured notes, letter of credit facilities and bank guarantee facilities contain various financial and other covenants. The financial covenants include a limit on the ratio of net debt to earnings before interest, taxes, depreciation and amortization and a limit on the ratio of earnings before interest, taxes, depreciation and amortization to interest expense. Other covenants, among other things, limit our ability to provide liens, restrict fundamental changes, limit transactions with affiliates and unrestricted subsidiaries, restrict changes to our fiscal year and to organization documents, limit asset dispositions, limit the use of proceeds from asset sales, limit sale and leaseback transactions, limit investments, limit the ability to incur debt, restrict certain payments to shareholders, limit negative pledges and limit the ability to change the nature of our business. Although we believe none of these covenants are presently restrictive to operations, the ability to meet financial and other covenants can be affected by changes in our results of operations or financial condition. We cannot provide assurance that we will meet these covenants. A breach of these covenants could result in a default under existing credit facilities. Upon the occurrence of an event of default under any of our credit facilities, the lenders could cause amounts outstanding to be immediately payable and terminate all commitments to extend further credit. The occurrence of these events would have a significant effect on our liquidity and cash flows.

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

Forward-Looking Statements
This document contains both historical and forward-looking information. Words such as “anticipates,” “assumes,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “potential,” “believes,” “may,” “should” and similar expressions may identify forward-looking information. Forward-looking information in this document includes, but is not limited to, statements regarding future performance of The Brink’s Company and its global operations, including: anticipated savings from reorganization and restructuring activities; the repatriation of cash from operations outside the U.S.; realization of deferred tax assets; the anticipated financial effect of pending litigation; the ability to meet liquidity needs; expenses and payouts for the U.S. retirement plans and the non-U.S. pension and benefit plans and the expected long-term rate of return and funded status of the primary U.S. pension plan; expected liability for and future contributions to the UMWA plans; liability for black lung obligations; the projected impact of future excise tax on the UMWA plans; expected future payments under contractual obligations; and the impact of recent accounting pronouncements. Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which are difficult to quantify and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

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

The following table discloses leased and owned facilities and vehicles for Brink’s most significant operations as of December 31, 2018.

	Facilities			Vehicles
	Leased	Owned	Total	Leased	Owned	Total

North America	337	97	434	2,917	3,954	6,871
South America	278	34	312	521	2,333	2,854
Rest of World	402	38	440	1,633	2,121	3,754
Corporate Items	5	—	5	—	—	—
Total	1,022	169	1,191	5,071	8,408	13,479

ITEM 3.  LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 23 to the consolidated financial statements, “Other Commitments and Contingencies,” in Part II, Item 8 of this 10-K.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant

The following is a list as of February 26, 2019, of the names and ages of the executive officers of The Company indicating the principal positions and offices held by each.  There are no family relationships among any of the officers named.

Name	Age	Positions and Offices Held	Held Since
Douglas A. Pertz	64	Director, President and Chief Executive Officer	2016
Ronald J. Domanico	60	Executive Vice President, Chief Financial Officer	2016
Michael F. Beech	57	Executive Vice President	2014
Rohan Pal	53	Senior Vice President, Chief Information Officer and Chief Digital Officer	2016
Amit Zukerman	47	Executive Vice President	2014
Simon J. Davis	54	Senior Vice President and Chief Human Resources Officer	2019

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

Mr. Beech was appointed Executive Vice President of the Company in December 2014.  He has oversight responsibility for the Company's Brazil and Mexico operations as well as global safety and security. From December 2014 to July 2016, Mr. Beech had oversight responsibility for the Company's operations in the countries that composed the Company's former Largest 5 Markets segments.  He served as President, Europe, Middle East and Africa for the Company’s operating subsidiary, Brink’s, Incorporated, from 2011 to December 2014 and as President, Asia Pacific from 2011 to 2012.

Mr. Pal was appointed Senior Vice President, Chief Information Officer and Chief Digital Officer of the Company in July 2016. Before joining Brink’s, Mr. Pal served as senior vice president and chief information officer/chief digital officer at Recall Holdings Limited, a global provider of digital and physical information management and security services, from June 2013 to June 2016.

Mr. Zukerman was appointed as the Company’s Executive Vice President in December 2014.  He has oversight responsibility for the Company's operations in the 38 countries that comprise the Company's South America and Rest of World segments and its Brink's Global Services business. He served as President, Brink’s Global Services and Asia Pacific for the Company’s operating subsidiary, Brink’s, Incorporated, from 2012 to December 2014.

Mr. Davis was appointed as the Company’s Senior Vice President and Chief Human Resources Officer in January 2019.  From July 2018 to January 2019, he served as Senior Vice President of Human Resources for Brink’s U.S. business. Prior to joining Brink’s, Mr. Davis served as Chief Human Resources Officer for Johnson Controls International, a diversified technology company, from 2015 to October 2017.   He was Assistant Chief Human Resources Officer at Johnson Controls International from 2014 to 2015 and VP Talent Strategy and Organizational Excellence at Johnson Controls International from 2011 to 2014.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the symbol “BCO.”  As of February 21, 2019, there were 1,305 shareholders of record of common stock.

Share Repurchase Program
In May 2017, our board of directors authorized a $200 million share repurchase program, which will expire on December 31, 2019. We are not obligated to repurchase any specific dollar amount or number of shares. At December 31, 2018, approximately $106 million remains available under this program.  The timing and volume of share repurchases may be executed at the discretion of management on an opportunistic basis, or pursuant to trading plans or other arrangements.  Share repurchases under this program may be made in the open market, in privately negotiated transactions, or otherwise.

In December 2018, we entered into an accelerated share repurchase arrangement ("ASR") with a financial institution. In exchange for a $50 million up-front payment at the beginning of the purchase period, the financial institution delivered to us 700,000 shares of our common stock for an average repurchase price of $71.43 per share. The shares received were retired in the period they were delivered to us, and the up-front payment was accounted for as a reduction to shareholders' equity in the consolidated balance sheet. For purposes of calculating earnings per share, we reported the ASR as a repurchase of our common stock in December 2018 and as a forward contract indexed to our common stock. The ASR met all of the applicable criteria for equity classification, and, as a result, was not being accounted for as a derivative instrument.

The ASR purchase period subsequently ended in February 2019 and we received and retired an additional 37,387 shares under the ASR, resulting in an overall average repurchase price of $67.81 per share.

Additionally, during the year ended December 31, 2018, we used $43.5 million to repurchase 610,177 shares at an average repurchase price of $71.22 per share.  The shares were retired upon repurchase.

The following table provides information about common stock repurchases by the Company during the quarter then ended December 31, 2018.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1 through
October 31, 2018	186,514	$66.56	186,514	$162,536,745

November 1 through
November 30, 2018	86,834	69.03	86,834	156,542,999

December 1 through
December 31, 2018	700,000	71.43	700,000	106,542,999

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

The following graph compares the cumulative 5-year total return provided to shareholders of The Brink’s Company’s common stock compared to the cumulative total returns of the S&P SmallCap 600 Index and the S&P 600 Commercial & Professional Services Index, as well as the S&P Midcap 400 index and the common stocks of a selected peer group of companies. Given our unique service offerings, we do not believe that any single published industry index is appropriate for comparing shareholder return. Therefore, the peer group used in the performance graph combines publicly traded companies in the logistics services industry that have similar operational characteristics, such as route-based delivery of services. The companies included in the peer group are Cintas Corporation, Iron Mountain, Inc., ServiceMaster Global Holdings, Inc., Stericycle, Inc., UniFirst Corporation and Waste Management, Inc.

The graph tracks the performance of a $100 investment in our common stock and in each index from December 31, 2013, through December 31, 2018.  The performance of The Brink’s Company’s common stock assumes that the shareholder reinvested all dividends received during the period.

*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends
Fiscal Year ending December 31.

Source: Zacks Investment Research, Inc.

Comparison of Five-Year Cumulative Total Return(a)

	Years Ended December 31,
	2013	2014	2015	2016	2017	2018

The Brink's Company	$100.00	72.59	87.03	125.95	242.41	200.76
S&P SmallCap 600 Index	100.00	105.76	103.67	131.20	148.56	135.96
S&P 600 Commercial & Professional Services Index	100.00	99.07	100.35	124.39	139.14	135.51
S&P MidCap 400 Index	100.00	109.77	107.38	129.65	150.71	134.01
Peer Group	100.00	123.33	126.81	148.88	183.74	183.86

(a)
For the line designated as “The Brink’s Company” the graph depicts the cumulative return on $100 invested in The Brink’s Company’s common stock at December 31, 2013.  The cumulative return for each index is measured on an annual basis for the periods from December 31, 2013, through December 31, 2018, with the value of each index set to $100 on December 31, 2013.  Total return assumes reinvestment of dividends. In 2015, we chose the S&P SmallCap 600 Index and the S&P 600 Commercial & Professional Services Index because we believed that these indices broadly measured the performance of small-cap companies in the United States market and for a smaller subset of small-cap companies in the commercial services industry, respectively. In 2018, we changed the indices we provide as appropriate comparisons to the S&P Midcap 400 Index and our custom peer group as we are now included in the S&P Midcap 400 Index and we believe the custom peer group has more similar characteristics to our company for the factors noted above.

ITEM 6. SELECTED FINANCIAL DATA

Five Years in Review

GAAP Basis
(In millions, except for per share amounts)	2018(a)	2017(a)	2016	2015	2014

Revenues	$3,488.9	3,347.0	3,020.6	3,061.4	3,562.3
Operating profit	274.7	273.9	184.5	96.4	59.4

Income (loss) attributable to Brink’s
Continuing operations	$(33.3)	16.9	36.2	(9.1)	(54.8)
Discontinued operations	—	(0.2)	(1.7)	(2.8)	(29.1)
Net income (loss) attributable to Brink’s	$(33.3)	16.7	34.5	(11.9)	(83.9)

Financial Position
Property and equipment, net	$699.4	640.9	531.0	549.0	669.5
Total assets	3,236.0	3,059.6	1,994.8	1,946.7	2,192.0
Long-term debt, less current maturities	1,471.6	1,139.6	247.6	358.1	373.1
Brink’s shareholders’ equity	153.7	317.4	337.1	317.9	434.0

Supplemental Information
Depreciation and amortization	$162.3	146.6	131.6	139.9	161.9
Capital expenditures	155.1	174.5	112.2	101.1	136.1

Earnings (loss) per share attributable to Brink’s common shareholders
Basic:
Continuing operations	$(0.65)	0.33	0.72	(0.19)	(1.12)
Discontinued operations	—	(0.01)	(0.03)	(0.06)	(0.59)
Net income (loss)	(0.65)	0.33	0.69	(0.24)	(1.71)

Diluted:
Continuing operations	$(0.65)	0.33	0.72	(0.19)	(1.12)
Discontinued operations	—	(0.01)	(0.03)	(0.06)	(0.59)
Net income (loss)	(0.65)	0.32	0.68	(0.24)	(1.71)
Cash dividends	$0.60	0.55	0.40	0.40	0.40

Weighted-average Shares
Basic	50.9	50.7	50.0	49.3	49.0
Diluted	50.9	51.8	50.6	49.3	49.0

Non-GAAP Basis*
(In millions, except for per share amounts)	2018	2017	2016	2015	2014

Non-GAAP revenues	$3,437.5	3,192.9	2,908.4	2,976.9	3,350.5
Non-GAAP operating profit	346.9	281.4	215.8	167.5	134.5

Amounts attributable to Brink’s
Non-GAAP income from continuing operations	$179.4	157.2	115.6	87.1	53.3
Non-GAAP diluted EPS – continuing operations	$3.46	3.03	2.28	1.75	1.09

(a)
In 2018, we acquired two business operations for an aggregate purchase price of approximately $548 million. In 2017, we acquired six business operations in five countries for an aggregate purchase price of approximately $361 million. We also entered into a new $1.5 billion senior secured credit facility and issued $600 million in senior unsecured notes in 2017. See Note 7 and Note 15 to the consolidated financial statements for more detailed information on the business acquisitions and debt.

*Reconciliations to GAAP results begin on page 34.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE BRINK’S COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
AS OF DECEMBER 31, 2018 AND 2017
AND FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2018

OPERATIONS

The Brink’s Company offers secure transportation and route-based logistics management services for cash and valuables throughout the world.  These services include:

•	Cash-in-transit services – armored vehicle transportation of valuables

•	ATM services – replenishing and maintaining customers’ automated teller machines; providing network infrastructure services

•	Global services – secure international transportation of valuables

•	Cash management services

◦	Currency and coin counting and sorting; deposit preparation and reconciliations; other cash management services

◦	Safe and safe control device installation and servicing (including our patented CompuSafe® service)

◦	Vaulting services

◦	Check imaging services

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

We have the following three reportable segments:

•	North America

•	South America

•	Rest of World.

We believe that Brink’s has significant competitive advantages including:

•	track record of refining our business portfolio to deliver shareholder value

•	medium-term growth drivers from high-value services

•	global footprint in a world with increasing security needs

•	brand name recognition

•	reputation for a high level of service and security

•	risk management and logistics expertise

•	value-based solutions expertise

•	operational excellence

•	high-quality insurance coverage and financial strength

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

RESULTS OF OPERATIONS
Analysis of Results: 2018 versus 2017

Consolidated Results

GAAP and Non-GAAP Financial Measures  We provide an analysis of our operations below on both a generally accepted accounting principles (“GAAP”) and non-GAAP basis.  The purpose of the non-GAAP information is to report our operating profit, income from continuing operations and earnings per share without certain income and expense items that do not reflect the regular earnings of our operations.  The non-GAAP financial measures are intended to provide investors with a supplemental comparison of our operating results and trends for the periods presented. Our management believes these measures are also useful to investors as such measures allow investors to evaluate our performance using the same metrics that our management uses to evaluate past performance and prospects for future performance. We do not consider these items to be reflective of our core operating performance due to the variability of such items from period-to-period in terms of size, nature and significance.  The non-GAAP adjustments used to reconcile our GAAP results are described in detail on pages 27-29 and are reconciled to comparable GAAP measures on pages 34-36.

Definition of Organic Growth Organic growth represents the change in revenues or operating profit between the current and prior period excluding the effect of acquisitions and dispositions and changes in currency exchange rates. See definitions on page 23.

Years Ended December 31,	2018	2017	% Change
(In millions, except for per share amounts)

GAAP
Revenues	$3,488.9	3,347.0	4
Cost of revenues	2,703.3	2,608.2	4
Selling, general and administrative expenses	509.2	468.2	9
Operating profit	274.7	273.9	—
Income (loss) from continuing operations(a)	(33.3)	16.9	unfav
Diluted EPS from continuing operations(a)	$(0.65)	0.33	unfav

Non-GAAP(b)
Non-GAAP revenues	$3,437.5	3,192.9	8
Non-GAAP operating profit	346.9	281.4	23
Non-GAAP income from continuing operations(a)	179.4	157.2	14
Non-GAAP diluted EPS from continuing operations(a)	$3.46	3.03	14

(a)	Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.

(b)	Non-GAAP results are reconciled to the applicable GAAP results on pages 34–36.

Deconsolidation of Venezuela
Due to political and economic conditions in Venezuela, in the second quarter of 2018 we determined that we no longer met the accounting criteria for control over our Venezuelan operations. We expect these conditions to continue for the foreseeable future. Consequently, we began reporting the results of our investment in our Venezuelan subsidiaries using the cost method of accounting. We determined the fair value of our cost method investment in, and receivables from, our Venezuelan subsidiaries to be insignificant based on our expectations of dividend payments and settlements of such receivables in future periods. As a result, we deconsolidated our Venezuela subsidiaries and recognized a pretax loss of $126.7 million in the second quarter of 2018. This loss is excluded from our non-GAAP results.

GAAP Basis
Analysis of Consolidated Results: 2018 versus 2017
Consolidated Revenues  Revenues increased $141.9 million as organic growth in Venezuela ($1,936.0 million), South America ($145.0 million), North America ($67.1 million), and Rest of World ($11.3 million), and the favorable impact of acquisitions and dispositions ($213.4 million) was partially offset by unfavorable changes in currency exchange rates ($2,230.9 million). A significant portion of the reduction in revenues from currency exchange rates relates to the strengthening of the U.S. dollar against the Venezuela bolivar ($2,038.7 million). Revenues increased on an organic basis due mainly to higher average selling prices in Venezuela and Argentina (including the effects of inflation), organic revenue growth from volume growth and price increases in Mexico and Brazil, and price increases in the U.S. See above for our definition of “organic growth.”

Consolidated Costs and Expenses  Cost of revenues increased 4% to $2,703.3 million primarily due to the impact of acquisitions and inflation-based organic increases in labor and other operational costs, partially offset by changes in currency exchange rates. Selling, general and administrative costs increased 9% to $509.2 million due primarily to organic increases in compensation costs and the impact of acquisitions, partially offset by changes in currency exchange rates.

Consolidated Operating Profit Operating profit increased $0.8 million due mainly to:

•	organic increases in Venezuela ($569.3 million), South America ($68.1 million) and North America ($48.2 million), and

•	the favorable operating impact of business acquisitions and dispositions ($28.1 million), excluding intangible asset amortization and acquisition-related charges, partially offset by:

•	unfavorable changes in currency exchange rates ($664.6 million), including the effects of Venezuela devaluations,

•	higher costs related to business acquisitions and dispositions ($36.1 million), primarily from the impact of acquisition-related charges and intangible asset amortization in 2018,

•	the organic decrease in Rest of World ($4.6 million), and

•	higher corporate expenses ($4.4 million on an organic basis).

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Income from continuing operations attributable to Brink’s shareholders in 2018 decreased $50.2 million to negative $33.3 million primarily due to the loss on deconsolidation of Venezuela operations ($126.7 million) and higher interest expense ($34.5 million), partially offset by lower income tax expense ($87.7 million), lower interest and other nonoperating income (expense) ($21.4 million), lower income attributable to noncontrolling interests ($1.1 million) and the operating profit increase mentioned above. The lower income tax expense was primarily driven by the U.S. tax reform charge recognized in the fourth quarter of 2017. Earnings per share from continuing operations was negative $0.65, down from $0.33 in 2017.

Non-GAAP Basis
Analysis of Consolidated Results: 2018 versus 2017
Non-GAAP Consolidated Revenues  Non-GAAP revenues increased $244.6 million as organic growth in South America ($145.0 million), North America ($67.1 million), and Rest of World ($11.3 million), and the favorable impact of acquisitions and dispositions ($213.4 million) was partially offset by unfavorable changes in currency exchange rates ($192.2 million). The unfavorable currency impact was driven by the Argentine peso and Brazilian real and was partially offset by the favorable impact of the euro. Non-GAAP revenues increased 7% on an organic basis due mainly to higher average selling prices in Argentina (including the effects of inflation), organic revenue growth from volume growth and price increases in Mexico and Brazil, and price increases in the U.S.

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit increased $65.5 million due mainly to:

•	organic increases in South America ($68.1 million) and North America ($48.2 million), and

•	the favorable operating impact of business acquisitions and dispositions ($28.1 million), partially offset by:

•	unfavorable changes in currency exchange rates ($69.9 million),

•	the organic decrease in Rest of World ($4.6 million), and

•	higher corporate expenses ($4.4 million on an organic basis).

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders in 2018 increased $22.2 million to $179.4 million primarily due to the non-GAAP operating profit increase mentioned above and higher interest and other nonoperating income (expense) ($4.0 million), partially offset by higher interest expense ($34.6 million) and higher income tax expense ($12.0 million). Earnings per share from continuing operations was $3.46, up from $3.03 in 2017.

Revenues and Operating Profit by Segment: 2018 versus 2017

		Organic	Acquisitions /			% Change
(In millions)	2017	Change	Dispositions(a)	Currency(b)	2018	Total	Organic
Revenues:
North America	$1,254.2	67.1	152.9	(7.9)	1,466.3	17	5
South America	924.6	145.0	70.1	(212.8)	926.9	—	16
Rest of World	1,014.1	11.3	(9.6)	28.5	1,044.3	3	1
Segment revenues(e)	3,192.9	223.4	213.4	(192.2)	3,437.5	8	7

Other items not allocated to segments(d)	154.1	1,936.0	—	(2,038.7)	51.4	(67)	fav
Revenues - GAAP	$3,347.0	2,159.4	213.4	(2,230.9)	3,488.9	4	65

Operating profit:
North America	$74.0	48.2	9.3	(1.7)	129.8	75	65
South America	182.8	68.1	15.8	(68.0)	198.7	9	37
Rest of World	115.2	(4.6)	3.0	0.8	114.4	(1)	(4)
Segment operating profit	372.0	111.7	28.1	(68.9)	442.9	19	30
Corporate(c)	(90.6)	(4.4)	—	(1.0)	(96.0)	6	5
Operating profit - non-GAAP	281.4	107.3	28.1	(69.9)	346.9	23	38

Other items not allocated to segments(d)	(7.5)	554.7	(24.7)	(594.7)	(72.2)	unfav	fav
Operating profit (loss) - GAAP	$273.9	662.0	3.4	(664.6)	274.7	—	fav

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

(c)	Corporate expenses are not allocated to segment results. Corporate expenses include salaries and other costs to manage the global business and to perform activities required by public companies.

(d)	See pages 27–29 for more information.

(e)	Segment revenues equal our total reported non-GAAP revenues.

Analysis of Segment Results: 2018 versus 2017

North America

Revenues increased 17% ($212.1 million) primarily due to the favorable impact of acquisitions ($152.9 million), primarily related to the Dunbar acquisition, and 5% organic growth ($67.1 million), slightly offset by the unfavorable impact of currency exchange rates ($7.9 million) from the Mexican peso. Organic revenue growth increased from price and volume growth in Mexico and price increases in the U.S. Operating profit increased $55.8 million primarily due to organic growth in the U.S. and Mexico and the favorable impact of acquisitions ($9.3 million), primarily related to the Dunbar acquisition. Organic profit growth in the U.S. was driven by price increases and lower labor costs and other productivity improvements. Organic profit growth in Mexico was driven by higher volumes, price increases and labor-related productivity improvements.

South America

Revenues increased $2.3 million due to 16% organic growth ($145.0 million) and the favorable impact of acquisitions ($70.1 million), mostly offset by the unfavorable impact of currency exchange rates ($212.8 million) primarily from the Argentine peso and Brazilian real. The organic growth was driven by inflation-based price increases in Argentina and price and volume growth in Brazil, Chile, and Colombia. Operating profit increased 9% ($15.9 million) driven by organic revenue growth in Argentina, Brazil, Chile, and Colombia and the favorable impact of acquisitions ($15.8 million), partially offset by unfavorable currency exchange rates ($68.0 million) primarily driven by the Argentine peso.

Rest of World

Revenues increased 3% ($30.2 million) due to the favorable impact of currency exchange rates ($28.5 million) primarily from the euro, and 1% organic growth ($11.3 million), partially offset by the unfavorable impact of acquisitions and dispositions ($9.6 million). The organic revenue growth was driven by Israel and Greece, partially offset by a decrease in France due to pricing and volume pressure. Operating profit decreased 1% ($0.8 million) due to an organic decrease ($4.6 million), partially offset by the favorable impact of acquisitions and dispositions ($3.0 million) and currency exchange rates ($0.8 million). The organic decline was primarily related to France, partially offset by growth in the rest of Europe and Asia Pacific.

Analysis of Results: 2017 versus 2016

Consolidated Results

Years Ended December 31,	2017	2016	% Change
(In millions, except for per share amounts)

GAAP
Revenues	$3,347.0	3,020.6	11
Cost of revenues	2,608.2	2,391.7	9
Selling, general and administrative expenses	468.2	424.3	10
Operating profit	273.9	184.5	48
Income (loss) from continuing operations(a)	16.9	36.2	(53)
Diluted EPS from continuing operations(a)	$0.33	0.72	(54)

Non-GAAP(b)
Non-GAAP revenues	$3,192.9	2,908.4	10
Non-GAAP operating profit	281.4	215.8	30
Non-GAAP income from continuing operations(a)	157.2	115.6	36
Non-GAAP diluted EPS from continuing operations(a)	$3.03	2.28	33

(a)	Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.

(b)	Non-GAAP results are reconciled to the applicable GAAP results on pages 34–36.

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

Consolidated Operating Profit Operating profit increased $89.4 million due mainly to:

•	organic increases in Venezuela ($115.8 million), South America ($52.6 million) and North America ($31.3 million),

•	the favorable impact of acquisitions and dispositions ($21.0 million), and

•	lower organic impact of costs from reorganization and restructuring actions and acquisition and disposition activities ($18.8 million) included in "Other items not allocated to segments", partially offset by:

•	unfavorable changes in currency exchange rates ($122.2 million), including the effects of Venezuela devaluations, and

•	higher corporate expenses ($27.6 million on an organic basis) due to higher incentive-based compensation and security losses

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Income from continuing operations attributable to Brink’s shareholders in 2017 decreased $19.3 million to $16.9 million primarily due to higher income tax expense ($79.2 million) driven by U.S. tax reform, higher interest expense ($11.8 million), and higher interest and other nonoperating income (expense) ($21.1 million). These items were partially offset by the operating profit increase mentioned above. Earnings per share from continuing operations was $0.33, down from $0.72 in 2016.

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

Revenues and Operating Profit by Segment: 2017 versus 2016

		Organic	Acquisitions /			% Change
(In millions)	2016	Change	Dispositions(a)	Currency(b)	2017	Total	Organic
Revenues:
North America	$1,210.3	33.2	10.7	—	1,254.2	4	3
South America	718.7	134.7	63.7	7.5	924.6	29	19
Rest of World	979.4	18.1	(4.0)	20.6	1,014.1	4	2
Segment revenues(e)	2,908.4	186.0	70.4	28.1	3,192.9	10	6

Other items not allocated to segments(d)	112.2	445.5	(2.8)	(400.8)	154.1	37	fav
Revenues - GAAP	$3,020.6	631.5	67.6	(372.7)	3,347.0	11	21

Operating profit:
North America	$40.1	31.3	1.9	0.7	74.0	85	78
South America	122.6	52.6	16.0	(8.4)	182.8	49	43
Rest of World	111.3	(0.3)	2.0	2.2	115.2	4	—
Segment operating profit	274.0	83.6	19.9	(5.5)	372.0	36	31
Corporate(c)	(58.2)	(27.6)	—	(4.8)	(90.6)	56	47
Operating profit - non-GAAP	215.8	56.0	19.9	(10.3)	281.4	30	26

Other items not allocated to segments(d)	(31.3)	134.6	1.1	(111.9)	(7.5)	(76)	fav
Operating profit (loss) - GAAP	$184.5	190.6	21.0	(122.2)	273.9	48	fav

Amounts may not add due to rounding.

See page 23 for footnotes.

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

Income and Expense Not Allocated to Segments

Corporate Expenses

Corporate expenses include costs to manage the global business and to perform activities required of public companies, as well as currency transaction gains and losses.

	Years Ended December 31,			% change
(In millions)	2018	2017	2016	2018	2017

General, administrative and other expenses	$(99.4)	(84.3)	(59.8)	18	41
Foreign currency transaction gains (losses)	(2.2)	(1.1)	3.8	100	unfav
Reconciliation of segment policies to GAAP	5.6	(5.2)	(2.2)	fav	unfav
Corporate items	$(96.0)	(90.6)	(58.2)	6	56

Corporate expenses in 2018 were $5.4 million higher than the prior year primarily due to higher share-based compensation expense and information technology costs. These increased costs were partially offset by lower bad debt expense, resulting from the reconciliation of segment policies to GAAP, and higher royalty income from our brand licensing agreement related to our trademark "Brink's Home Security."

Corporate expenses in 2017 were $32.4 million higher than the prior year primarily due to higher incentive compensation expense and security losses recognized in corporate expenses.

Other Items Not Allocated to Segments

	Years Ended December 31,			% change
(In millions)	2018	2017	2016	2018	2017
Revenues:
Venezuela operations	$51.4	154.1	109.4	(67)	41
Acquisitions and dispositions	—	—	2.8	—	(100)
Revenues	$51.4	154.1	112.2	(67)	37

Operating profit:
Venezuela operations	$2.3	20.4	18.5	(89)	10
Reorganization and Restructuring	(20.6)	(22.6)	(30.3)	(9)	(25)
Acquisitions and dispositions	(41.4)	(5.3)	(19.5)	unfav	(73)
Argentina highly inflationary impact	(8.0)	—	—	unfav	—
Reporting compliance	(4.5)	—	—	unfav	—
Operating profit	$(72.2)	(7.5)	(31.3)	unfav	(76)

2018 versus 2017
The impact of other items not allocated to segments on operating profit was a larger loss ($72.2 million in 2018 versus $7.5 million in the prior year). The change was primarily due to higher charges from acquisitions and dispositions in the current year as 2018 included increases in intangible asset amortization, acquisition-related restructuring charges and transaction costs. We also incurred costs in 2018 related to the integration of our Temis and Dunbar acquisitions into existing Brink's operations. These acquisition-related costs were partially offset by a gain on the sale of real estate in Mexico in 2018. Profits from Venezuela operations decreased significantly in 2018 versus 2017 as political and economic conditions in that country negatively affected our operations and ultimately led to the deconsolidation of our Venezuelan subsidiaries effective June 30, 2018 (see Note 1 of the consolidated financial statements). In the current year, we also incurred charges related to the impact of highly inflationary accounting in Argentina as well as certain reporting compliance costs that we did not incur in the prior year.

2017 versus 2016
The impact of other items not allocated to segments on operating profit was a smaller loss ($7.5 million in 2017 versus $31.3 million in the prior year). The change was primarily due to lower charges from acquisitions and dispositions in 2017 as the prior year included losses from Ireland operations exited in 2016 as well as a loss on the sale of corporate assets. In addition, 2017 includes a gain on the sale of real estate in Mexico. These favorable items were partially offset by higher amortization expense for acquisition-related intangible assets, severance costs related to recent business acquisitions in Argentina and Brazil and transaction costs related to 2017 business acquisitions. Charges from reorganization and restructuring activities were lower in 2017 and profit from Venezuela operations was higher in 2017.

Venezuela operations Prior to the deconsolidation of our Venezuelan subsidiaries effective June 30, 2018, we excluded from our segment results all of our Venezuela operating results due to the Venezuelan government's restrictions that prevented us from repatriating funds. In light of these unique circumstances, our operations in Venezuela have been largely independent of the rest of our global operations. As a result, the Chief Executive Officer, the Company's Chief Operating Decision maker ("CODM"), assessed segment performance and made resource decisions by segment excluding Venezuela operating results. Additionally, management believed excluding Venezuela from segment results made it possible to more effectively evaluate the company’s performance between periods. Prior to the deconsolidation, Venezuela operating results included remeasurement gains and losses on monetary assets and liabilities related to currency devaluations. We recognized remeasurement gains of $2.2 million in 2018 versus remeasurement losses of $9.1 million in 2017 and $4.8 million in 2016.
Factors considered by management in excluding Venezuela results included:

•	Continued inability to repatriate cash to redeploy to other operations or dividend to shareholders

•	Highly inflationary environment

•	Fixed exchange rate policy

•	Continued currency devaluations and

•	Difficulty raising prices and controlling costs

Reorganization and Restructuring
2016 Restructuring
In the fourth quarter of 2016, management implemented restructuring actions across our global business operations and our corporate functions. As a result of these actions, we recognized $18.1 million in related 2016 costs and an additional $17.3 million in 2017 under this restructuring for costs related to severance, asset-related adjustments, a benefit program termination and lease terminations. We recognized an additional $13.0 million in 2018 under this restructuring for severance costs and asset-related adjustments. The actions under this program were substantially completed in 2018, with cumulative pretax charges of approximately $48 million. Severance actions reduced our global workforce by approximately 800 positions.

Executive Leadership and Board of Directors
In January 2016, we announced Executive Leadership and Board of Directors restructuring actions, and we recognized $4.3 million in charges in 2016 related to these actions.

2015 Restructuring
Brink's initiated a global restructuring of its business in the third quarter of 2015. We recognized $6.5 million in 2016 related to this restructuring for severance costs, contract terminations and lease terminations. The 2015 Reorganization and Restructuring reduced the global workforce by approximately 1,100 positions and resulted in approximately $20 million in 2016 savings. The actions under this program were substantially completed by the end of 2016, with cumulative pretax charges of approximately $18 million.

Other Restructurings
Management periodically implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized costs of $4.6 million in 2017 and $7.6 million in 2018, primarily severance costs. When completed, the current restructuring actions will reduce our workforce by 300 to 400 positions and result in approximately $9 million in annualized cost savings. For the current restructuring actions, we expect to incur additional costs between $5 million and $7 million in future periods. These estimates will be updated as management targets additional sections of our business.

Due to the unique circumstances around these charges, they have not been allocated to segment results and are excluded from non-GAAP results. Charges related to the employees, assets, leases and contracts impacted by these restructuring actions were excluded from the segments and corporate expenses as shown in the table below.

	Years Ended December 31,			% change
(In millions)	2018	2017	2016	2018	2017
Reportable Segments:
North America	$(0.7)	(5.3)	(6.0)	(87)	(12)
South America	(3.9)	(4.6)	(4.6)	(15)	—
Rest of World	(14.9)	(10.1)	(13.2)	48	(23)
Total reportable segments	(19.5)	(20.0)	(23.8)	(3)	(16)
Corporate items	(1.1)	(2.6)	(6.5)	(58)	(60)
Total	$(20.6)	(22.6)	(30.3)	(9)	(25)

Acquisitions and dispositions  Part of our strategy is the pursuit of accretive business acquisitions. In 2018, we completed one business acquisition in the U.S. and acquired a controlling interest in a business in Cambodia. We additionally completed the acquisition of the noncontrolling interest in our Colombian subsidiary. In 2017, we completed six business acquisitions in the U.S., Brazil, Chile, Argentina and France. In January 2019, we completed the acquisition of another business in Brazil. Certain acquisition and disposition items that are not considered part of the ongoing activities of the business and are special in nature are consistently excluded from non-GAAP results. These items are described below:

2018 Acquisitions and Dispositions

•	Amortization expense for acquisition-related intangible assets was $17.7 million in 2018.

•	Integration costs in 2018 related to acquisitions in France and the U.S. were $8.1 million.

•	2018 transaction costs related to business acquisitions were $6.7 million.

•	We incurred 2018 severance charges related to our acquisitions in Argentina, France, U.S. and Brazil of $5.0 million.

•	Compensation expense related to the retention of key Dunbar employees was $4.1 million in 2018.

•	We recognized a net gain in 2018 ($2.6 million, net of statutory employee benefit) on the sale of real estate in Mexico.

2017 Acquisitions and Dispositions

•	Amortization expense for acquisition-related intangible assets was $8.4 million in 2017.

•	We recognized a net gain in 2017 related to the sale of real estate in Mexico ($7.8 million, net of statutory employee benefit).

•	2017 severance costs were $4.0 million related to our recent acquisitions in Argentina and Brazil.

•	Transaction costs were $2.6 million related to acquisitions of new businesses in 2017.

•	Currency transaction gains of $1.8 million were recognized in 2017 related to acquisition activity.

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

•	Amortization expense for acquisition-related intangible assets was $3.6 million in 2016.

•	We recognized a $2.0 million loss related to the sale of corporate assets in 2016.

Argentina highly inflationary impact Beginning in the third quarter of 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, Argentine peso-denominated monetary assets and liabilities are now remeasured at each balance sheet date to the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In addition, nonmonetary assets retain a higher historical basis when the currency is devalued. The higher historical basis results in incremental expense being recognized when the nonmonetary assets are consumed. In the second half of 2018, we recognized $8.0 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $6.2 million.

Reporting compliance Certain third party compliance costs incurred are excluded from 2018 non-GAAP results. The costs excluded relate to the implementation and January 1, 2019 adoption of the new lease accounting standard ($2.7 million) and the mitigation of material weaknesses ($1.8 million).

Other Operating Income and Expense

Amounts below represent consolidated other operating income and expense.

	Years Ended December 31,			% change
(In millions)	2018	2017	2016	2018	2017

Foreign currency items:
Transaction gains (losses)	$(13.9)	(9.2)	1.4	51	unfav
Foreign currency derivative instrument gains (losses)	7.7	0.8	(2.4)	fav	fav
Gains (losses) on sale of property	4.0	9.2	(1.3)	(57)	fav
Impairment losses	(6.5)	(3.4)	(20.6)	91	(83)
Share in earnings (losses) of equity affiliates	1.9	0.4	(1.5)	fav	fav
Royalty income	4.5	1.9	2.6	fav	(27)
Gains on business acquisitions and dispositions	—	0.6	0.1	(100)	fav
Other	0.6	3.0	1.6	(80)	88
Other operating income (expense)	$(1.7)	3.3	(20.1)	unfav	fav

2018 versus 2017
We reported other operating expense of $1.7 million in 2018 versus other operating income of $3.3 million in the prior year. The change was primarily due to higher foreign currency transaction losses in 2018, mainly from remeasurement losses associated with Argentina's highly inflationary accounting. We also recognized lower gains on sale of property as we recognized an $8.4 million gain in Mexico in 2017. Finally, we incurred higher property impairment losses in 2018. These negative factors were partially offset by higher gains on forward currency contracts entered into to hedge currency exposure on intercompany loans. We also recognized additional royalty income in 2018 due to our brand licensing agreement related to our trademark "Brink's Home Security."

2017 versus 2016
We reported other operating income of $3.3 million in 2017 versus other operating expense of $20.1 million in the prior year. The change was primarily due to lower property impairment losses as the prior year included impairment charges resulting from the 2016 restructuring actions. In addition, we recognized an $8.4 million gain in 2017 related to the sale of real estate in Mexico. These positive factors were partially offset by higher foreign currency transaction losses in 2017, primarily from remeasurement losses associated with Venezuela currency devaluation ($9.1 million in 2017 versus $4.8 million in 2016).

Nonoperating Income and Expense

Interest Expense

	Years Ended December 31,			% change
(In millions)	2018	2017	2016	2018	2017

Interest expense	$66.7	32.2	20.4	unfav	58

Interest expense was higher in 2018 due to higher borrowing levels used to finance the Dunbar acquisition.

Interest expense was higher in 2017 due to higher borrowing levels used to finance the 2017 business acquisitions and business acquisitions completed in 2018.

Loss on deconsolidation of Venezuela operations

	Years Ended December 31,			% change
(In millions)	2018	2017	2016	2018	2017

Loss on deconsolidation of Venezuela operations	$126.7	—	—	100	—

See Note 1 to the consolidated financial statements for more information about the loss on deconsolidation of our Venezuelan operations.

Interest and Other Nonoperating Income (Expense)

	Years Ended December 31,			% change
(In millions)	2018	2017	2016	2018	2017

Interest income	$6.9	4.1	2.6	68	58
Gain on equity securities	3.2	1.5	0.5	fav	fav
Foreign currency transaction losses(a)	(15.5)	(7.6)	—	unfav	unfav
Derivative instruments	—	1.1	(0.6)	(100)	fav
Retirement benefit cost other than service cost	(39.7)	(47.8)	(40.3)	(17)	19
Prepayment penalties(b)	—	(8.3)	—	(100)	unfav
Interest on Brazil tax claim(c)	—	(1.6)	—	(100)	unfav
Non-income taxes on intercompany billings(d)	(2.6)	(1.3)	(1.0)	100	30
Gain on a disposition of a subsidiary(e)	11.2	—	—	fav	—
Other	(2.3)	(0.3)	(0.3)	unfav	—
Interest and other nonoperating income (expense)	$(38.8)	(60.2)	(39.1)	(36)	54

(a)
Prior to the July 1, 2018 highly inflationary designation for accounting purposes, currency transaction losses incurred by Brink's Argentina related to its U.S. dollar-denominated payables to the sellers of Maco Transporatadora and Maco Litoral.

(b)	Penalties upon prepayment of Private Placement notes in September 2017 and a term loan in October 2017.

(c)
Related to an unfavorable court ruling in 2017 on a non-income tax claim in Brazil. The court ruled that Brink's must pay interest accruing from the initial claim filing in 1994 to the current date. The principal amount of the claim was approximately $1 million and was recognized in selling, general and administrative expenses in 2017.

(d)
Certain of our South American subsidiaries incur non-income taxes related to the billing of intercompany charges. These intercompany charges do not impact South America segment results and are eliminated in our consolidation.

(e)	Gain on the sale of our former French airport security services subsidiary in the second quarter of 2018.

Interest and other nonoperating income (expense) was lower in 2018 compared to 2017 primarily due to the gain on disposition of a subsidiary, lower retirement benefit costs and the absence of prepayment penalties and interest on a Brazil tax claim incurred in 2017.

Interest and other nonoperating income (expense) was a higher expense in 2017 compared to 2016 primarily due to prepayment penalties, currency transaction losses related to 2017 business acquisitions, higher retirement benefit costs and interest on a Brazil tax claim.

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

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Reform Act, the Company recorded provisional amounts as of December 31, 2017, in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”).  We recorded a provisional one-time non-cash charge of $92 million in the fourth quarter of 2017 to remeasure the deferred tax assets for the new rate and for other legislative changes. In the fourth quarter of 2018, we recorded a benefit of $2.3 million to reverse a component of the provisional one-time non-cash charge as a result of guidance issued by the U.S. authorities.

We filed our 2017 U.S. federal income tax return in October 2018, which did not reflect a U.S. federal current tax liability for the transition tax due to our high-tax foreign income, but we recorded an incremental $1.3 million of foreign tax credits, offset with a full valuation allowance in the fourth quarter of 2018 which was in addition to the provisional $31.1 million foreign tax credit offset with a full valuation allowance related to the transition tax recorded in the fourth quarter of 2017. We did not record a current state tax liability related to the transition tax in accordance with the interpretation of existing state laws and the provisional estimates in the fourth quarter of 2017, but we recorded the state impact of the transition tax of $0.2 million when we filed our tax returns in the fourth quarter of 2018.
We adopted an accounting policy related to the provision of deferred taxes related to GILTI and determined that we would not record deferred taxes with respect to GILTI, but would instead treat GILTI as a current period cost.  We did not change our assertion on the determination of which subsidiaries that we consider to be permanently invested and for which we do not expect to repatriate to the U.S. as a result of the Tax Reform Act.  The accounting for the Tax Reform Act was completed in the fourth quarter of 2018 in accordance with SAB 118.
Summary Rate Reconciliation – GAAP

(In percentages)	2018	2017	2016

U.S. federal tax rate	21.0%	35.0%	35.0%
Increases (reductions) in taxes due to:
Venezuela deconsolidation and devaluations	62.4	—	2.9
Foreign rate differential	39.3	(3.7)	(1.6)
Taxes on cross border income, net of credits	22.6	2.6	2.2
Tax on accelerated U.S. income(a)	—	(0.2)	—
Adjustments to valuation allowances	13.1	3.4	18.2
Foreign income taxes	18.9	5.1	5.1
Tax reform	(4.9)	47.4	—
French business tax	8.0	2.0	3.0
State income taxes, net	(1.3)	(1.3)	(1.0)
Share-based compensation	(14.4)	(3.5)	(1.4)
Other	—	0.1	0.4
Income tax rate on continuing operations	164.7%	86.9%	62.8%

(a)
In the fourth quarter of 2015, we recognized a $23.5 million increase to current tax expense related to a transaction that accelerated U.S. taxable income. In 2017, we recognized a benefit of $0.4 million related to that transaction.

Summary Rate Reconciliation – Non-GAAP(a)

(In percentages)	2018	2017	2016

U.S. federal tax rate	21.0%	35.0%	35.0%
Increases (reductions) in taxes due to:
Foreign rate differential	7.6	(3.0)	(3.4)
Adjustments to valuation allowances	2.0	1.3	1.2
French business tax	1.2	1.4	2.0
Other	2.4	(0.5)	2.0
Income tax rate on Non-GAAP continuing operations	34.2%	34.2%	36.8%

(a)	See pages 34–36 for a reconciliation of non-GAAP results to GAAP.

Overview

Our effective tax rate has varied in the past three years from the statutory U.S. federal rate due to various factors, including

•	changes in judgment about the need for valuation allowances

•	changes in the geographical mix of earnings

•	nontaxable acquisition gains and losses

•	changes in laws in the U.S., France, Mexico, and Argentina

•	U.S. tax on accelerated taxable income

•	changes in the foreign currency rate used to measure Venezuela’s tax results

•	the deconsolidation of our Venezuela operations

•	timing of benefit recognition for uncertain tax positions

•	state income taxes

•	tax benefit for distributions of share-based payments

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

Continuing Operations
2018 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in 2018 was greater than the 21% U.S. statutory tax rate primarily due to the impact of Venezuela's earnings and the related tax expense, including the largely nondeductible loss on the deconsolidation of the Venezuela operations.  The other items that cause the rate to be higher than the U.S. statutory rate include the geographical mix of earnings, book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on cross border payments and the characterization of a French business tax as an income tax, partially offset by the significant tax benefits related to the distribution of share-based payments and a French income tax credit.

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

Noncontrolling Interests

	Years Ended December 31,			% change
(In millions)	2018	2017	2016	2018	2017

Net income attributable to noncontrolling interests	$5.8	6.9	10.3	(16)	(33)

The decrease in net income attributable to noncontrolling interests to $5.8 million in 2018 was primarily due to lower results from our Venezuelan subsidiaries prior to the deconsolidation of those subsidiaries, effective June 30, 2018. Additionally, after the acquisition of the Colombian noncontrolling interests in the fourth quarter of 2018, we were no longer required to record noncontrolling interest expense for our operations in Colombia.

The decrease in net income attributable to noncontrolling interests to $6.9 million in 2017 was primarily due to higher currency remeasurement charges from the devaluation of Venezuelan currency.

See Note 1 to the consolidated financial statements for more information about the deconsolidation of our Venezuelan subsidiaries.

Non-GAAP Results Reconciled to GAAP

Non-GAAP results described in this filing are financial measures that are not required by or presented in accordance with GAAP. The purpose of the Non-GAAP results is to report financial information from the primary operations of our business by excluding the effects of certain income and expenses that do not reflect the ordinary earnings of our operations. The specific items excluded have not been allocated to segments, are described in detail on pages 27–29, and are reconciled to comparable GAAP measures below. The full-year Non-GAAP tax rate in each year excludes certain pretax and income tax amounts. Amounts reported for prior periods have been updated in this report to present information consistently for all periods presented.

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

	2018			2017
	Pre-tax	Tax	Effective tax rate	Pre-tax	Tax	Effective tax rate
Effective Income Tax Rate(a)
GAAP	$42.5	70.0	164.7%	$181.5	157.7	86.9%
Retirement plans(e)	33.2	7.9		34.9	12.6
Venezuela operations(b)	1.2	(3.9)		(13.5)	(12.7)
Reorganization and Restructuring(b)	20.6	6.7		22.6	7.6
Acquisitions and dispositions(b)	47.0	13.8		12.7	4.5
Prepayment penalties(f)	—	—		8.3	0.2
Interest on Brazil tax claim(g)	—	—		1.6	0.5
Tax reform(h)	—	2.1		—	(86.0)
Tax on accelerated income(d)	—	—		—	0.4
Argentina highly inflationary impact(b)	7.3	—		—	—
Reporting compliance(b)	4.5	0.1		—	—
Loss on deconsolidation of Venezuela operations(i)	126.7	0.1		—	—
Non-GAAP	$283.0	96.8	34.2%	$248.1	84.8	34.2%

				2016
				Pre-tax	Tax	Effective tax rate
Effective Income Tax Rate(a)
GAAP				$125.0	78.5	62.8%
Retirement plans(e)				31.5	11.3
Venezuela operations(b)				(15.9)	(14.1)
Reorganization and Restructuring(b)				30.3	7.4
Acquisitions and dispositions(b)				20.0	1.8
Deferred tax valuation allowance(c)				—	(14.7)
Non-GAAP				$190.9	70.2	36.8%
Amounts may not add due to rounding.

(a)	From continuing operations.

(b)
See “Other Items Not Allocated To Segments” on pages 27–29 for details.  We do not consider these items to be reflective of our core operating performance due to the variability of such items from period-to-period in terms of size, nature and significance.

(c)
There was a change in judgment resulting in a valuation allowance against certain tax attributes with a limited statutory carryforward period that are no longer more-likely-than-not to be realized due to lower than expected U.S. operating results, certain non-GAAP pre-tax items, and the timing of tax deductions related to executive leadership transition.

(d)	The 2017 non-GAAP tax rate excludes the foreign tax benefit that resulted from a transaction that accelerated U.S. tax in 2015.

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

(h)
Represents the estimated impact of tax legislation enacted into law in the fourth quarter of 2017.  This primarily relates to the U.S. tax reform expense from the remeasurement of our net deferred tax assets. The 2018 amount represents a benefit associated with reversing a portion of the 2017 estimated impact as a result of guidance issued by U.S. authorities.

(i)
Effective June 30, 2018, we deconsolidated our investment in Venezuelan subsidiaries and recognized a pretax charge of $126.7 million. Post-deconsolidation funding of ongoing costs related to our Venezuelan operations was $0.6 million and was expensed as incurred and reported in interest and other nonoperating income (expense). We do not expect future amounts to be material.

(j)
Because we reported a loss from continuing operations on a GAAP basis in 2018, GAAP EPS was calculated using basic shares. However, as we reported income from continuing operations on a non-GAAP basis in 2018, non-GAAP EPS was calculated using diluted shares.

(k)	Represents interest accretion on the future payments to the sellers of our Maco Transportadora and Maco Litoral acquisitions.

(l)
In addition to the items discussed in “Other Items Not Allocated To Segments” on pages 27–29, includes an $11.2 million pretax gain on the sale of our French airport security business in 2018, acquisition- related pretax currency transaction losses of $15.5 million in 2018 and $7.6 million in 2017, and a $1.3 million acquisition-related pretax gain on a forward currency derivative instrument in 2017.

Non-GAAP reconciled to GAAP

	Years Ended December 31,
(In millions)	2018	2017	2016

Revenues:
GAAP	$3,488.9	3,347.0	3,020.6
Venezuela operations(b)	(51.4)	(154.1)	(109.4)
Acquisitions and dispositions(b)	—	—	(2.8)
Non-GAAP	$3,437.5	3,192.9	2,908.4

Operating profit:
GAAP	$274.7	273.9	184.5
Venezuela operations(b)	(2.3)	(20.4)	(18.5)
Reorganization and Restructuring(b)	20.6	22.6	30.3
Acquisitions and dispositions(b)	41.4	5.3	19.5
Argentina highly inflationary impact(b)	8.0	—	—
Reporting compliance(b)	4.5	—	—
Non-GAAP	$346.9	281.4	215.8

Interest expense:
GAAP	$(66.7)	(32.2)	(20.4)
Venezuela operations(b)	0.1	0.1	0.1
Acquisitions and dispositions(b)(k)	1.2	1.1	—
Argentina highly inflationary impact(b)	(0.2)	—	—
Non-GAAP	$(65.6)	(31.0)	(20.3)

Loss on deconsolidation of Venezuela operations:
GAAP	$(126.7)	—	—
Loss on deconsolidation of Venezuela operations(i)	126.7	—	—
Non-GAAP	$—	—	—

Interest and other nonoperating income (expense):
GAAP	$(38.8)	(60.2)	(39.1)
Retirement plans(e)	33.2	34.9	31.5
Venezuela operations(b)	3.4	6.8	2.5
Acquisitions and dispositions(b)(l)	4.4	6.3	0.5
Prepayment penalties(f)	—	8.3	—
Interest on Brazil tax claim(g)	—	1.6	—
Argentina highly inflationary impact(b)	(0.5)	—	—
Non-GAAP	$1.7	(2.3)	(4.6)

Provision for income taxes:
GAAP	$70.0	157.7	78.5
Retirement plans(e)	7.9	12.6	11.3
Venezuela operations(b)	(3.9)	(12.7)	(14.1)
Reorganization and Restructuring(b)	6.7	7.6	7.4
Acquisitions and dispositions(b)(k)(l)	13.8	4.5	1.8
Prepayment penalties(f)	—	0.2	—
Deferred tax valuation allowance(c)	—	—	(14.7)
Interest on Brazil tax claim(g)	—	0.5	—
Tax reform(h)	2.1	(86.0)	—
Tax on accelerated income(d)	—	0.4	—
Reporting compliance(b)	0.1	—	—
Loss on deconsolidation of Venezuela operations(i)	0.1	—	—
Non-GAAP	$96.8	84.8	70.2

Non-GAAP margin	10.1%	8.8%	7.4%
Amounts may not add due to rounding.

See page 34 for footnote explanations.

Non-GAAP reconciled to GAAP

	Years Ended December 31,
(In millions, except for per share amounts)	2018	2017	2016

Net income (loss) attributable to noncontrolling interests:
GAAP	$5.8	6.9	10.3
Venezuela operations(b)	1.0	(1.6)	(4.4)
Reorganization and Restructuring(b)	—	0.8	(0.8)
Non-GAAP	$6.8	6.1	5.1

Income (loss) from continuing operations attributable to Brink's:
GAAP	$(33.3)	16.9	36.2
Retirement plans(e)	25.3	22.3	20.2
Venezuela operations(b)	4.1	0.8	2.6
Reorganization and Restructuring(b)	13.9	14.2	23.7
Acquisitions and dispositions(b)	33.2	8.2	18.2
Prepayment penalties(f)	—	8.1	—
Deferred tax valuation allowance(c)	—	—	14.7
Interest on Brazil tax claim(g)	—	1.1	—
Tax reform(h)	(2.1)	86.0	—
Tax on accelerated income(d)	—	(0.4)	—
Argentina highly inflationary impact(b)	7.3	—	—
Reporting compliance(b)	4.4	—	—
Loss on deconsolidation of Venezuela operations(i)	126.6	—	—
Non-GAAP	$179.4	157.2	115.6

Diluted EPS
GAAP	$(0.65)	0.33	0.72
Retirement plans(e)	0.49	0.43	0.39
Venezuela operations(b)	0.08	0.02	0.05
Reorganization and Restructuring(b)	0.27	0.27	0.47
Acquisitions and dispositions(b)	0.64	0.16	0.37
Prepayment penalties(f)	—	0.16	—
Deferred tax valuation allowance(c)	—	—	0.29
Interest on Brazil tax claim(g)	—	0.02	—
Tax reform(h)	(0.04)	1.66	—
Tax on accelerated income(d)	—	(0.01)	—
Argentina highly inflationary impact(b)	0.14	—	—
Reporting compliance(b)	0.09	—	—
Loss on deconsolidation of Venezuela operations(i)	2.44	—	—
Share adjustment(j)	0.01	—	—
Non-GAAP	$3.46	3.03	2.28

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

Our international operations conduct a majority of their business in local currencies. Because our financial results are reported in U.S. dollars, they are affected by changes in the value of various local currencies in relation to the U.S. dollar.  Recent strengthening of the U.S. dollar has reduced our reported dollar revenues and operating profit, which may continue in 2019.  See Application of Critical Accounting Policies—Foreign Currency Translation on pages 55–56 for a description of our accounting methods and assumptions used to include our Argentina operations in our consolidated financial statements, and a description of the accounting for subsidiaries operating in highly inflationary economies.

Changes in exchange rates may also affect transactions which are denominated in currencies other than the functional currency.  From time to time, we use foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies, as discussed in Item 7A on page 57.  At December 31, 2018, the notional value of our outstanding foreign currency forward and swap contracts was $168.0 million with average contract maturities of approximately two months.  These foreign currency forward and swap contracts primarily offset exposures in the euro and the British pound. Additionally, these contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings.  We recognized gains of $7.7 million on these contracts in 2018.  At December 31, 2018, the fair value of these outstanding foreign currency forward and swap contracts was not significant.

See Note 1 to the consolidated financial statements for a description of the deconsolidation of Venezuela and of government currency processes and restrictions, the effect on our operations, and how we accounted for currency remeasurement for Venezuelan subsidiaries, prior to the deconsolidation effective June 30, 2018, under the heading, "Venezuela". See Note 1 to the consolidated financial statements for a description of how we account for currency remeasurement for our Argentine subsidiaries, beginning July 1, 2018 under the heading, "Argentina".

LIQUIDITY AND CAPITAL RESOURCES
Overview

Over the last three years, we used cash generated from our operations and borrowings to

•	acquire new business operations ($855 million),

•
invest in the infrastructure of our business (new facilities, cash sorting and other equipment for our cash management services operations, armored trucks, CompuSafe® units, and information technology) ($442 million),

•	repurchase shares of Brink's common stock ($94 million), and

•	pay dividends to Brink’s shareholders ($78 million).

Cash flows from operating activities increased by $67.7 million in 2018 as compared to the prior year primarily due to changes in working capital. Cash used for investing activities increased by $277.8 million in 2018 due to amounts paid for business acquisitions. Cash also decreased $32.2 million in 2018 as a result of the strengthening of the U.S. dollar, primarily against currencies including the Argentine peso and the euro.  We financed our liquidity needs in 2018 with debt and cash flows from operations.

Cash flows from operating activities increased by $106.1 million in 2017 as compared to the prior year primarily due to higher operating profit. Cash used for investing activities increased by $286.0 million in 2017 due to business acquisitions and higher capital expenditures. Cash also decreased $0.9 million in 2017 as a result of the strengthening of the U.S. dollar, primarily against currencies in Latin America including the Venezuelan bolivar and the Argentine peso.  We financed our liquidity needs in 2017 with debt and cash flows from operations.

Operating Activities

	Years Ended December 31,			$ change
(In millions)	2018	2017	2016	2018	2017

Cash flows from operating activities
Operating activities - GAAP	$364.1	296.4	190.3	$67.7	106.1
Venezuela operations	(0.4)	(17.3)	(16.4)	16.9	(0.9)
(Increase) decrease in restricted cash held for customers	(44.4)	(44.3)	(22.8)	(0.1)	(21.5)
(Increase) decrease in certain customer obligations(a)	1.7	(6.1)	13.2	7.8	(19.3)
Operating activities - non-GAAP	$321.0	228.7	164.3	$92.3	64.4

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

Non-GAAP cash flows from operating activities is a supplemental financial measure that is not required by, or presented in accordance with, GAAP. The purpose of this non-GAAP measure is to report financial information excluding cash flows from Venezuela operations, restricted cash held for customers and the impact of cash received and processed in certain of our secure cash management services operations. We believe this measure is helpful in assessing cash flows from operations, enables period-to-period comparability and is useful in predicting future operating cash flows. This non-GAAP measure should not be considered as an alternative to cash flows from operating activities determined in accordance with GAAP and should be read in conjunction with our consolidated statements of cash flows.

2018 versus 2017

GAAP
Operating cash flows increased by $67.7 million in 2018 compared to 2017. The increase was primarily due to changes in working capital, partially offset by higher amounts paid for interest, a decrease in operating cash provided by Venezuela operations of $16.9 million and changes in customer obligations of certain of our secure cash management services operations (cash held for customers decreased by $1.7 million in 2018 compared to an increase of $6.1 million in 2017).

Non-GAAP
Non-GAAP cash flows from operating activities increased by $92.3 million in 2018 as compared to 2017. The increase was primarily due to changes in working capital, partially offset by higher amounts paid for interest.

2017 versus 2016

GAAP
Operating cash flows increased by $106.1 million in 2017 compared to 2016.The increase was primarily due to higher operating profit and changes in customer obligations of certain of our secure cash management services operations (cash held for customers increased by $6.1 million in 2017 compared to a decrease of $13.2 million in 2016), partially offset by changes in working capital and increases in cash paid for income taxes in 2017.

Non-GAAP
Non-GAAP cash flows from operating activities increased by $64.4 million in 2017 as compared to 2016. The increase was primarily due to higher operating profit, partially offset by changes in working capital and increases in cash paid for income taxes in 2017.

Investing Activities

	Years Ended December 31,			$ change
(In millions)	2018	2017	2016	2018	2017

Cash flows from investing activities
Capital expenditures	$(155.1)	(174.5)	(112.2)	$19.4	(62.3)
Acquisitions, net of cash acquired	(520.9)	(225.1)	(0.7)	(295.8)	(224.4)
Dispositions, net of cash disposed	8.4	1.4	(0.6)	7.0	2.0
Marketable securities:
Purchases	(62.4)	(38.0)	(9.2)	(24.4)	(28.8)
Sales	54.2	38.3	9.1	15.9	29.2
Proceeds from sale of property, equipment and investments	4.0	1.9	4.7	2.1	(2.8)
Other	(0.9)	1.1	—	(2.0)	1.1
Investing activities	$(672.7)	(394.9)	(108.9)	$(277.8)	(286.0)

Cash used by investing activities increased by $277.8 million in 2018 versus 2017. The increase was primarily due to the $521 million in cash paid, net of cash acquired, for the Dunbar acquisition in 2018, versus the six business acquisitions in Argentina, Brazil, Chile, France and the U.S in 2017.

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

Capital expenditures and depreciation and amortization were as follows:

	Years Ended December 31,			$ change
(In millions)	2018	2017	2016	2018	2017

Property and Equipment Acquired during the year
Capital expenditures(a):
North America	$59.1	86.3	42.0	$(27.2)	44.3
South America	43.3	39.2	24.0	4.1	15.2
Rest of World	37.9	35.9	32.2	2.0	3.7
Corporate items	14.8	8.9	9.0	5.9	(0.1)
Capital expenditures - non-GAAP	155.1	170.3	107.2	(15.2)	63.1
Venezuela	—	4.2	5.0	(4.2)	(0.8)
Capital expenditures - GAAP	$155.1	174.5	112.2	$(19.4)	62.3

Capital leases(b):
North America	$42.3	47.3	23.2	$(5.0)	24.1
South America	9.6	4.4	6.2	5.2	(1.8)
Capital leases - GAAP and non-GAAP	$51.9	51.7	29.4	$0.2	22.3

Total:
North America	$101.4	133.6	65.2	$(32.2)	68.4
South America	52.9	43.6	30.2	9.3	13.4
Rest of World	37.9	35.9	32.2	2.0	3.7
Corporate items	14.8	8.9	9.0	5.9	(0.1)
Total property and equipment acquired excluding Venezuela	207.0	222.0	136.6	(15.0)	85.4
Venezuela	—	4.2	5.0	(4.2)	(0.8)
Total property and equipment acquired	$207.0	226.2	141.6	$(19.2)	84.6

Depreciation and amortization(a)
North America	$72.1	68.4	66.8	$3.7	1.6
South America	26.3	23.5	19.0	2.8	4.5
Rest of World	31.3	30.4	29.8	0.9	0.6
Corporate items	11.9	12.0	10.9	(0.1)	1.1
Depreciation and amortization - non-GAAP	141.6	134.3	126.5	7.3	7.8
Venezuela	1.1	1.7	0.7	(0.6)	1.0
Reorganization and Restructuring	1.9	2.2	0.8	(0.3)	1.4
Amortization of intangible assets	17.7	8.4	3.6	9.3	4.8
Depreciation and amortization - GAAP	$162.3	146.6	131.6	$15.7	15.0

(a)
Capital expenditures as well as depreciation and amortization related to Venezuela have been excluded from South America and accelerated depreciation related to restructuring activities has been excluded from non-GAAP amounts. Amortization of acquisition-related intangible assets has also been excluded from non-GAAP amounts.

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

Our reinvestment ratio, which we define as the annual amount of property and equipment acquired during the year divided by the annual amount of depreciation, was 1.5 in 2018, 1.7 in 2017, and 1.1 in 2016.

Capital expenditures in 2018 for our operating units were primarily for machinery and equipment, armored vehicles, and information technology.  Capital expenditures in 2018 were $19.4 million lower compared to 2017.  Total property and equipment acquired in 2018 was $19.2 million lower than the prior year.

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

Financing Activities

	Years Ended December 31,			$ change
(In millions)	2018	2017	2016	2018	2017

Cash flows from financing activities
Borrowings and repayments:
Short-term borrowings	$1.3	(125.2)	115.0	$126.5	(240.2)
Cash supply chain customer debt	(15.6)	1.5	19.9	(17.1)	(18.4)
Long-term revolving credit facilities, net	340.0	(58.1)	(112.2)	398.1	54.1
Other long-term debt, net	(54.5)	922.5	(34.2)	(977.0)	956.7
Borrowings (repayments)	271.2	740.7	(11.5)	(469.5)	752.2

Debt financing costs	—	(16.3)	—	16.3	(16.3)
Acquisitions of noncontrolling interests	(21.0)	—	—	(21.0)	—
Payment of acquisition-related obligation	(17.6)	(90.9)	—	73.3	(90.9)
Prepayment penalties	—	(8.3)	—	8.3	(8.3)
Common stock issued	—	—	3.0	—	(3.0)
Repurchase shares of Brink's common stock	(93.5)	—	—	(93.5)	—
Dividends to:
Shareholders of Brink’s	(30.4)	(27.7)	(19.8)	(2.7)	(7.9)
Noncontrolling interests in subsidiaries	(5.2)	(4.6)	(4.6)	(0.6)	—
Proceeds from exercise of stock options	0.8	2.7	12.2	(1.9)	(9.5)
Tax withholdings associated with share-based compensation	(11.5)	(10.2)	(6.6)	(1.3)	(3.6)
Other	0.6	1.9	2.3	(1.3)	(0.4)
Financing activities	$93.4	587.3	(25.0)	$(493.9)	612.3

2018 versus 2017
Cash provided by financing activities decreased by $493.9 million in 2018 compared to 2017 as net borrowings decreased compared to the prior year period. Additionally, we used $93.5 million to repurchase shares of our common stock in 2018. See "Capitalization" section below.

2017 versus 2016
Cash provided by financing activities increased by $612.3 million in 2017 compared to 2016 due to increased borrowing under our senior secured credit facility and our senior unsecured notes, which were issued in October 2017. The increased borrowings were used to fund acquisition activity in Argentina, France, Brazil, Chile and the U.S. during 2017. The increase in borrowings was partially offset by repayments of short-term borrowings.

Common stock issued
We received $3.0 million in 2016 when our CEO and CFO purchased a combined 100,440 shares of our common stock.

Dividends
We paid dividends to Brink’s shareholders of $0.15 per share in each of the last seven quarters. In each of the five previous quarters, we paid dividends of $0.10 per share to Brink's shareholders. Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the Board of Directors.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

Changes in currency exchange rates reduced the amount of cash and cash equivalents by $32.2 million during 2018, compared to a reduction of $0.9 million in 2017 and $15.7 million in 2016.  The decrease in 2018 was due to further strengthening of the U.S. dollar, primarily against the Argentine peso, the Venezuelan bolivar and the euro. The decrease in 2017 was due to the strengthening of the U.S. dollar, primarily against currencies in Latin America including the Venezuelan bolivar and the Argentine peso. The decrease in 2016 was caused by strengthening of the U.S. dollar, primarily against currencies in Latin America including the Venezuelan bolivar and the Argentine peso. See Note 1 of the consolidated financial statements for more information.

Capitalization

We use a combination of debt, leases and equity to capitalize our operations.

As of December 31, 2018, debt as a percentage of capitalization (defined as total debt and equity) was 90% compared to 79% at December 31, 2017.  The ratio increased in 2018 because our debt increased and our equity decreased versus the prior year.  Our debt in 2018 increased primarily from the borrowings under the senior secured revolving facility. These debt proceeds were used in part to pay for the Dunbar acquisition.  Our equity decreased in 2018 primarily due to share repurchases, a reported net loss and dividend payments.

Summary of Debt, Equity and Other Liquidity Information

	Amount available under credit facilities	Outstanding balance
	December 31,	December 31,
(In millions)	2018	2018	2017	$ change(a)
Debt:
Short-term borrowings
Restricted cash borrowings(b)	—	10.5	27.0	(16.5)
Other	—	18.4	18.2	0.2
Total Short-term borrowings	$—	$28.9	45.2	(16.3)

Long-term debt
Senior Secured - Revolving Facility	660.0	340.0	—	340.0
Senior Secured - Term Loan A	—	466.9	491.4	(24.5)
Senior Unsecured Notes	—	592.0	591.2	0.8
Letter of Credit Facilities	39.3	—	—	—
Other	—	5.7	12.0	(6.3)
Capital leases	—	120.5	96.9	23.6
Total Long-term debt	$699.3	$1,525.1	1,191.5	$333.6

Total Debt	$699.3	$1,554.0	1,236.7	$317.3

Total equity		$166.6	338.2	$(171.6)

(a)	In addition to cash borrowings and repayments, the change in the debt balance also includes changes in currency exchange rates.

(b)
These 2018 and 2017 amounts are for short-term borrowings related to cash borrowed under lending arrangements used in the process of managing customer cash supply chains, which is currently classified as restricted cash and not available for general corporate purposes. See Note 20 for more details.

Reconciliation of Net Debt to U.S. GAAP Measures

	December 31,
(In millions)	2018	2017	$ change

Debt:
Short-term borrowings	$28.9	45.2	$(16.3)
Long-term debt	1,525.1	1,191.5	333.6
Total Debt	1,554.0	1,236.7	317.3
Restricted cash borrowings(a)	(10.5)	(27.0)	16.5
Total Debt without restricted cash borrowings	1,543.5	1,209.7	333.8

Less:
Cash and cash equivalents	343.4	614.3	(270.9)
Amounts held by cash management services operations(b)	(14.1)	(16.1)	2.0
Cash and cash equivalents available for general corporate purposes	329.3	598.2	(268.9)

Net Debt	$1,214.2	611.5	$602.7

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

Net Debt is a supplemental non-GAAP financial measure that is not required by, or presented in accordance with GAAP.  We use Net Debt as a measure of our financial leverage.  We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage.  Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our consolidated balance sheets.  Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP, as of December 31, 2018, and December 31, 2017.  Net Debt excluding cash and debt in Venezuelan operations was $615 million at December 31, 2017.

Net Debt at the end of 2018 increased by $603 million when compared to Net Debt at the end of 2017 primarily due to the funding of business acquisitions and share repurchases.

Liquidity Needs
Our operating liquidity needs are typically financed by cash from operations, short-term borrowings and the revolving credit facility (our debt facilities are described below).  We have certain limitations and considerations related to the cash and borrowing capacity that are reported in our consolidated financial statements.  As of December 31, 2018, $660 million was available under the revolving credit facility. Based on our current cash on hand, amounts available under our credit facilities and current projections of cash flows from operations, we believe that we will be able to meet our liquidity needs for more than the next twelve months.

Limitations on dividends from foreign subsidiaries.  A significant portion of our operations are outside the U.S. which may make it difficult to or costly to repatriate additional cash for use in the U.S.  See Item 1A., Risk Factors, for more information on the risks associated with having businesses outside the U.S.

Cash and Cash Equivalents
At December 31, 2018, we had $343.4 million in cash and cash equivalents, compared to $614.3 million at December 31, 2017. The $270.9 million decrease in cash is primarily attributed to the $521 million in cash paid, net of cash acquired, for the Dunbar acquisition in 2018, offset by additional proceeds received from our senior secured revolving facility. We plan to use the current cash and cash equivalents for working capital needs, capital expenditures, acquisitions and other general corporate purposes. At December 31, 2018, the cash and cash equivalents were invested in money market accounts.

Equity
Common Stock
At December 31, 2018, we had 100 million shares of common stock authorized and 49.7 million shares issued and outstanding.

Preferred Stock
At December 31, 2018, we had the authority to issue up to 2 million shares of preferred stock, par value $10 per share.

Share Repurchase Program
In May 2017, our board of directors authorized a $200 million share repurchase program, which will expire on December 31, 2019. We are not obligated to repurchase any specific dollar amount or number of shares, and, at December 31, 2018, approximately $106 million remains available under this program.  The timing and volume of share repurchases may be executed at the discretion of management on an opportunistic basis, or pursuant to trading plans or other arrangements.  Share repurchases under this program may be made in the open market, in privately negotiated transactions, or otherwise.

In December 2018, we entered into an ASR with a financial institution. In exchange for a $50 million up-front payment at the beginning of the purchase period, the financial institution delivered to us 700,000 shares of our common stock for an average repurchase price of $71.43 per share. The shares received were retired in the period they were delivered to us, and the up-front payment was accounted for as a reduction to shareholders' equity in the consolidated balance sheet. For purposes of calculating earnings per share, we reported the ASR as a repurchase of our common stock in December 2018 and as a forward contract indexed to our common stock. The ASR met all of the applicable criteria for equity classification, and, as a result, was not being accounted for as a derivative instrument.

The ASR purchase period subsequently ended in February 2019 and we received and retired an additional 37,387 shares under the ASR, resulting in an overall average repurchase price of $67.81 per share.

Additionally, during the year ended December 31, 2018, we used $43.5 million to repurchase, in the open market, 610,177 shares at an average repurchase price of $71.22 per share. These shares were retired upon repurchase.

Off Balance Sheet Arrangements

We have operating leases that are described in the notes to the consolidated financial statements. We use operating leases to lower our cost of financings.  We believe that operating leases are an important component of our capital structure.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2018.

	Estimated Payments Due by Period
(In millions)	2019	2020	2021	2022	2023	Later Years	Total

Contractual obligations:
Long-term debt obligations	$28.4	26.3	25.0	733.7	—	601.0	1,414.4
Capital lease obligations	25.1	23.5	21.7	19.7	16.2	14.3	120.5
Interest payments on debt and capital leases(a)	70.0	68.1	67.0	61.4	31.9	105.5	403.9
Operating lease obligations	103.4	79.9	57.5	41.0	32.0	130.3	444.1
Acquisition-related payments(b)	20.4	—	—	—	—	—	20.4
Purchase obligations	20.3	5.7	3.4	1.9	1.9	1.2	34.4
Other long-term liabilities reflected on the
Company’s balance sheet under GAAP:
Primary U.S. pension plan	—	—	—	17.3	28.3	48.5	94.1
Other retirement obligations:
UMWA plans	—	—	—	—	—	568.5	568.5
Black lung and other plans	9.1	8.1	7.4	7.0	6.6	76.4	114.6
Workers compensation and other claims	22.3	16.4	16.5	16.9	17.5	22.1	111.7
Other	2.3	0.8	0.8	0.8	0.8	6.4	11.9
Total	$301.3	228.8	199.3	899.7	135.2	1,574.2	3,338.5

(a)
Estimated future interest payments on our long term debt are based on the outstanding borrowings as of December 31, 2018, the respective maturity dates of the debt agreements and the interest rates in effect at December 31, 2018. We use interest rate swaps to modify the characteristics of certain of our debt obligations. The net effect of these swaps may be to increase or decrease the actual amount of our cash interest payment obligations.

(b)	Remaining undiscounted amounts due under the contracts, assuming no reduction for any potential seller's indemnified losses.

U.S. primary pension plan.  Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and benefits are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement.  We did not make cash contributions to the primary U.S. pension plan in 2018.  There are approximately 14,000 beneficiaries in the plan.

Based on our current assumptions, we do not expect to make contributions until 2022.

UMWA plans.  Retirement benefits related to former coal operations include medical benefits provided by the Pittston Coal Group Companies Employee Benefit Plan for UMWA Represented Employees.  There are approximately 3,200 beneficiaries in the UMWA plans.  The company does not expect to make contributions to these plans until 2025, based on our actuarial assumptions.

Black Lung plans. Under the Federal Black Lung Benefits Act of 1972, Brink’s is responsible for paying lifetime black lung benefits to miners and their dependents for claims filed and approved after June 30, 1973.  There are approximately 800 black lung beneficiaries.

Non-U.S. defined-benefit pension plans. We have various defined-benefit pension plans covering eligible current and former employees of some of our international operations. See Note 4 for information about these non-U.S. plans' benefit obligation and estimated future benefit payments over the next 10 years.

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

Funded Status of U.S. Retirement Plans

	Actual	Projected
(In millions)	2018	2019	2020	2021	2022	2023

Primary U.S. pension plan
Beginning funded status	$(102.3)	(106.8)	(94.3)	(81.4)	(68.0)	(36.4)
Net periodic pension credit(a)	22.0	16.9	15.7	15.4	15.7	16.6
Payment from Brink’s	—	—	—	—	17.3	28.3
Benefit plan actuarial gain (loss)	(26.5)	(4.4)	(2.8)	(2.0)	(1.4)	(0.1)
Ending funded status	$(106.8)	(94.3)	(81.4)	(68.0)	(36.4)	8.4

UMWA plans
Beginning funded status	$(294.3)	(297.4)	(304.1)	(311.8)	(320.7)	(330.8)
Net periodic postretirement cost(a)	(0.4)	(6.7)	(7.7)	(8.9)	(10.1)	(11.5)
Benefit plan actuarial gain (loss)	(1.4)	—	—	—	—	—
Other	(1.3)	—	—	—	—	—
Ending funded status	$(297.4)	(304.1)	(311.8)	(320.7)	(330.8)	(342.3)

Black lung plans
Beginning funded status	$(67.0)	(67.9)	(63.0)	(58.3)	(54.0)	(50.0)
Net periodic postretirement cost(a)	(2.5)	(2.7)	(2.4)	(2.3)	(2.2)	(1.9)
Payment from Brink’s	8.1	7.6	7.1	6.6	6.2	5.7
Benefit plan actuarial gain (loss)	(6.5)	—	—	—	—	—
Ending funded status	$(67.9)	(63.0)	(58.3)	(54.0)	(50.0)	(46.2)

(a)	Excludes amounts reclassified from accumulated other comprehensive income (loss).

Summary of Total Expenses Related to All U.S. Retirement Liabilities

This table summarizes actual and projected expense (income) related to U.S. retirement liabilities.  These expenses are not allocated to segment results.

	Actual	Projected
(In millions)	2018	2019	2020	2021	2022	2023

Primary U.S. pension plan	$5.5	2.7	5.5	5.2	4.3	4.0
UMWA plans	16.1	22.6	22.6	22.9	23.2	23.7
Black lung plans	9.8	7.0	6.6	6.2	5.7	5.3
Total	$31.4	32.3	34.7	34.3	33.2	33.0

Summary of Total Payments from U.S. Plans to Participants

This table summarizes actual and estimated payments from the plans to participants.

	Actual	Projected
(In millions)	2018	2019	2020	2021	2022	2023

Payments from U.S. Plans to participants
Primary U.S. pension plan	$48.3	51.0	51.1	51.1	51.0	51.0
UMWA plans	28.6	33.5	33.6	33.6	34.2	34.0
Black lung plans	8.1	7.6	7.1	6.6	6.2	5.7
Total	$85.0	92.1	91.8	91.3	91.4	90.7

Summary of Projected Payments from Brink’s to U.S. Plans

This table summarizes estimated payments from Brink’s to U.S. retirement plans.

	Projected Payments to Plans from Brink's
(In millions)	Primary U.S. Pension Plan	UMWA Plans	Black Lung Plans	Total

Projected payments
2019	$—	—	7.6	7.6
2020	—	—	7.1	7.1
2021	—	—	6.6	6.6
2022	17.3	—	6.2	23.5
2023	28.3	—	5.7	34.0
2024	23.8	—	5.3	29.1
2025	18.6	1.0	4.9	24.5
2026	6.1	32.3	4.6	43.0
2027	—	31.6	4.3	35.9
2028	—	31.1	4.0	35.1
2029	—	30.3	3.8	34.1
2030	—	29.4	3.5	32.9
2031	—	28.5	3.3	31.8
2032	—	27.7	3.0	30.7
2033 and thereafter	—	356.6	29.1	385.7
Total projected payments	$94.1	568.5	99.0	761.6

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of December 31, 2018.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

Contingent Matters

During the fourth quarter of 2018, we became aware of an investigation initiated by the Chilean Fiscalía Nacional Económica (the Chilean antitrust agency) related to potential anti-competitive practices among competitors in the cash logistics industry in Chile.  Because no legal proceedings have been initiated against Brink’s Chile, we cannot estimate the probability of loss or any range of possible loss at this time.  It is possible, however, that Brink’s Chile could become the subject of legal or administrative claims or proceedings that could result in a loss in a future period.

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

Deferred Tax Asset Valuation Allowance

Deferred tax assets result primarily from net operating losses, tax credit carryforwards, and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The 2017 U.S. tax reform law had a significant impact on the deferred tax asset.

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

Valuation Allowances

	December 31,
(In millions)	2018	2017

U.S.	$84.1	80.0
Non-U.S.	16.6	18.9
Total	$100.7	98.9

Application of Accounting Policy

U.S. Deferred Tax Assets
We had $220 million of net deferred tax assets at December 31, 2018, of which $178 million related to U.S. jurisdictions.

In 2018, excluding the effects of the Tax Reform Act, we concluded that we were not more-likely-than-not to realize assets related to certain attributes with a limited statutory carryforward and we recorded a $4 million valuation allowance through income from continuing operations.

In 2017, the Tax Reform Act reduced the federal tax rate for corporations from 35% to 21%, beginning January 1, 2018. As a result, we remeasured our deferred tax assets considering the new rate and recognized a provisional $88 million reduction to net deferred tax assets through income from continuing operations in the fourth quarter of 2017.  We recorded an estimated $31 million foreign tax credit carryforward related to the transition tax included in the Tax Reform Act, which was offset by a full valuation allowance.  Excluding the effects of the Tax Reform Act, we also concluded that we were not more-likely-than-not to realize assets related to certain attributes with a limited statutory carryforward and recorded a $7 million valuation allowance through income from continuing operations. In the fourth quarter of 2018, when we filed our U.S. tax returns, we recorded an incremental $1.3 million foreign tax credit carryforward related to the transition tax included in the Tax Reform Act, which was offset by a full valuation allowance.

We used various estimates and assumptions to evaluate the need for the valuation allowance in the U.S.  These included

•	projected revenues and operating income for our U.S. entities,

•	projected royalties and management fees paid to U.S. entities from subsidiaries outside the U.S.,

•	projected GILTI inclusion in our U.S. taxable income

•	estimated required contributions to our U.S. retirement plans,

•	the estimated impact of U.S. tax reform, and

•	interest rates on projected U.S. borrowings.

Our projections assumed continued growth of our revenues and operating profit both in the U.S. and outside the U.S.  Had we used different assumptions, we might have made different conclusions about the need for valuation allowances.  For example, if we did not have growth in either the U.S. or non-U.S. jurisdictions with respect to the GILTI inclusions or using different assumptions, we might have concluded that we require a full valuation allowance offsetting our U.S. deferred tax assets.

Non-U.S. Deferred Tax Assets
In 2018, we did not change our judgment about the need for valuation allowances for deferred tax assets in certain non-U.S. jurisdictions as a result of changes in operating results and the outlook about the future operating performance in those jurisdictions.  In 2017, we recognized a tax benefit of $1.8 million through income from continuing operations from a change in judgment about the need for valuation allowances for deferred tax assets in certain non-U.S. jurisdictions.

Business Acquisitions

Accounting Policy
In the years ended December 31, 2018 and 2017, we completed a total of eight business acquisitions. When we acquire a controlling interest in an entity that is determined to meet the definition of a business, we apply the acquisition method described in FASB ASC Topic 805, Business Combinations.  Using the acquisition method, we allocate the total purchase price to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date. Any excess purchase price over the fair value of the assets acquired and the liabilities assumed is recognized as goodwill.

Application of Accounting Policy

The purchase price allocation process requires us to make significant estimates and assumptions, primarily related to intangible assets. The allocation of the purchase consideration transferred may be subject to revision based on the final determination of fair values during the measurement period. We use all available information to make these fair value determinations and, for material business acquisitions, we engage an outside valuation specialist to assist in the fair value determination of the acquired intangible assets.

We typically use an income method to estimate the fair value of intangible assets, which is based primarily on future cash flow projections. The forecasted cash flows also reflect significant assumptions related to expected customer attrition rates, revenue growth rates, market participant synergies and discount rates applied to the cash flows. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions. The estimated fair values assigned to assets acquired and liabilities assumed in a purchase price allocation can have a significant effect on future results of operations. For example, a higher fair value assigned to intangible assets results in higher amortization expense, which results in lower net income.

Goodwill, Other Intangible Assets and Property and Equipment Valuations

Accounting Policy

At December 31, 2018, we had property and equipment of $699.4 million, goodwill of $678.6 million and other intangible assets of $228.9 million, net of accumulated depreciation and amortization.  We review these assets for possible impairment using the guidance in FASB ASC Topic 350, Intangibles - Goodwill and Other, for goodwill and other intangible assets and FASB ASC Topic 360, Property, Plant and Equipment, for property and equipment.  Our review for impairment requires the use of significant judgments about the future performance of our operating subsidiaries. Due to the many variables inherent in the estimates of the fair value of these assets, differences in assumptions could have a material effect on the impairment analyses.

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

For 2018, we elected to forego the optional qualitative assessment and we performed a quantitative goodwill impairment test instead. We estimated the fair value of each reporting unit using projections of cash flows and compared to its carrying value. We completed the annual goodwill impairment test as of October 1, 2018. With one exception, we concluded that the fair value of each reporting unit substantially exceeded its carrying value by a range of 57% to 236%. For the France reporting unit, which has $91.2 million of goodwill at December 31, 2018, fair value exceeded carrying value by approximately 9%.

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

The discount rates for the primary U.S. pension plan, UMWA retiree medical plans and black lung obligations were:

	Primary U.S. Plan			UMWA Plans			Black Lung
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Discount rate:
Retirement cost	3.7%	4.3%	4.5%	3.6%	4.1%	4.4%	3.5%	3.9%	4.2%
Benefit obligation at year end	4.4%	3.7%	4.3%	4.3%	3.6%	4.1%	4.2%	3.5%	3.9%

Sensitivity Analysis
The discount rate we select at year end materially affects the valuations of plan obligations at year end and the calculations of net periodic expenses for the following year.  The tables below compare hypothetical plan obligation valuations for our largest plans as of December 31, 2018, actual expenses for 2018 and projected expenses for 2019 assuming we had used discount rates that were one percentage point lower or higher.

Plan Obligations at December 31, 2018

(In millions)	Hypothetical 1% lower	Actual	Hypothetical 1% higher

Primary U.S. pension plan	$889.6	793.4	713.8
UMWA plans	532.1	479.1	434.6

Actual 2018 and Projected 2019 Expense (Income)

(In millions, except for percentages)		Hypothetical sensitivity analysis for discount rate assumption			Hypothetical sensitivity analysis for discount rate assumption
	Actual	1% lower	1% higher	Projected	1% lower	1% higher
Years Ending December 31,	2018	2018	2018	2019	2019	2019

Primary U.S. pension plan
Discount rate assumption	3.7%	2.7%	4.7%	4.4%	3.4%	5.4%
Retirement cost	$5.5	11.7	0.1	$2.7	8.8	(3.1)

UMWA plans
Discount rate assumption	3.6%	2.6%	4.6%	4.3%	3.3%	5.3%
Retirement cost	$16.1	17.4	14.9	$22.6	23.8	21.4

Expected-Return-on-Assets Assumption
Our expected-return-on-assets assumption, which materially affects our net periodic benefit cost, reflects the long-term average rate of return we expect the plan assets to earn.  We select the expected-return-on-assets assumption using advice from our investment advisor considering each plan’s asset allocation targets and expected overall investment manager performance and a review of the most recent long-term historical average compounded rates of return, as applicable.  We selected 7.25% as the expected-return-on-assets assumption for our primary U.S. pension plan and 8.25% for our UMWA retiree medical plans for actual 2018 expense. We selected 7.00% as the expected-return-on-assets assumption for our primary U.S. pension plan and 8.00% for our UMWA retiree medical plans for projected 2019 expense.

The twenty to thirty year compound annual return of our primary U.S. pension plan has averaged from 6.0% to 8.5%.

Sensitivity Analysis
Effect of using different expected-rate-of-return assumptions.  Our 2018 and projected 2019 expense would have been different if we had used different expected-rate-of-return assumptions.  For every hypothetical change of one percentage point in the assumed long-term rate of return on plan assets (and holding other assumptions constant), our actual 2018 and projected 2019 expense would be as follows:

(In millions, except for percentages)		Hypothetical sensitivity analysis for expected-return-on asset assumption			Hypothetical sensitivity analysis for expected-return-on asset assumption
	Actual	1% lower	1% higher	Projected	1% lower	1% higher
Years Ending December 31,	2018	2018	2018	2019	2019	2019

Expected-return-on-asset assumption
Primary U.S. pension plan	7.25%	6.25%	8.25%	7.00%	6.00%	8.00%
UMWA plans	8.25%	7.25%	9.25%	8.00%	7.00%	9.00%

Primary U.S. pension plan	$5.5	12.9	(1.9)	$2.7	9.9	(4.5)
UMWA plans	16.1	18.1	14.1	22.6	24.3	21.0

Effect of improving or deteriorating actual future market returns.  Our funded status at December 31, 2019, and our 2020 expense will be different from currently projected amounts if our projected 2019 returns are better or worse than the returns we have assumed for each plan.

(In millions, except for percentages)		Hypothetical sensitivity analysis of 2019 asset return better or worse than expected
Years Ending December 31,	Projected	Better return	Worse return

Return on investments in 2019
Primary U.S. pension plan	7.00%	14.00%	—%
UMWA plans	8.00%	16.00%	—%

Projected Funded Status at December 31, 2019
Primary U.S. pension plan	$(94)	(48)	(141)
UMWA plans	(304)	(291)	(317)

2020 Expense(a)
Primary U.S. pension plan	$6	4	7
UMWA plans	23	20	25

(a)	Actual future returns on investments will not affect our earnings until 2020 since the earnings in 2019 will be based on the "expected return on assets" assumption.

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

(In millions)	Based on market-related value of assets			Hypothetical(a)
	Actual	Projected	Projected
Years Ending December 31,	2018	2019	2020	2018	2019	2020

Primary U.S. pension plan expense	$5.5	2.7	5.5	$3.2	15.1	11.8

(a)	Assumes that our accounting policy was to use the fair market value of assets instead of the market-related value of assets to determine our expense related to our primary U.S. pension plan.

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

For the UMWA plans, our largest retiree medical plans, we have assumed a medical inflation rate of 6.5% for 2019, and we project this rate to decline to 5% in 2026 and hold at 5% thereafter.  Our overall medical inflation rate assumption, including the assumption that medical inflation rates will gradually decline over the next seven years and hold at 5%, is based on macroeconomic assumptions of gross domestic growth rates, the excess of national health expenditures over other goods and services, and population growth. Our assumption of a medical inflation rate of 6.5% for 2019 is based on our recent actual experience. The average annual medical inflation rate of the Company over the last five to eleven years ranged from 5.6% to 6.7%.

If we had assumed that medical inflation rates were one percentage point higher in each future year, the plan obligation for these plans at December 31, 2018, would have been approximately $65.8 million higher and the expense for 2018 would have been $2.4 million higher.  If we had assumed that the medical inflation rates were one percentage point lower, the plan obligation at December 31, 2018, would have been approximately $56.3 million lower and the related 2018 expenses would have been $2.0 million lower.

If we had projected medical inflation rates to decline from 6.4% to 4.5% by 2028, instead of our projected decline from 6.5% to 5% by 2026, the plan obligation for the UMWA retiree medical benefit plan would have been $12.8 million lower for 2018 and our expense would be $1.5 million lower for 2019.

Excise Tax on Administrators by Patient Protection and Affordable Care Act
A 40% excise tax will be imposed on high-cost health plans (“Cadillac plans”). The Tax Reform Act delayed the effective date of the excise tax on Cadillac plans to 2022.  The tax will apply to plan costs that exceed a certain threshold level for individuals and for families, which will be indexed to inflation.  Even though the tax is not assessed directly to an employer but rather to the benefits plan administrator, the cost is expected to be passed through to plan sponsors as higher premiums or higher claims administration fees, increasing the plan sponsor’s obligations.  Our plan obligations at December 31, 2018, include $30.5 million related to this tax.  We are currently unable to reduce the benefit levels of our UMWA medical plans to avoid this excise tax because these benefit levels are required by the Coal Industry Retiree Health Benefit Act of 1992.

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

Numbers of Participants
Mortality tables.  We use the Mercer modified RP-2014 base table and the Mercer modified MP-2018 projection scale, with a Blue Collar adjustment factor for the majority of our U.S. retirement plans and a White Collar adjustment factor for our nonqualified U.S. pension plan.

Number of participants. The number of participants by major plan in the past five years is as follows:

	Number of participants
Plan	2018	2017	2016	2015	2014
UMWA plans	3,200	3,300	3,600	3,700	3,900
Black Lung	800	760	750	700	700
U.S. pension	14,000	14,200	14,800	15,000	15,200

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

Application of Accounting Policy

Venezuela

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

Remeasurement rates during 2016.  In the first quarter of 2016, the Venezuelan government announced that it would replace the SIMADI exchange mechanism with the DICOM exchange mechanism and would allow the DICOM exchange mechanism rate to float freely. From March 31, 2016 through the end of 2016, the rate declined 59%. We received only minimal U.S. dollars through this exchange mechanism. We recognized a $4.8 million pretax remeasurement loss in 2016.  However, the after-tax effect in 2016 attributable to noncontrolling interest was income of $2.7 million.

Remeasurement rates during 2017. During 2017, the DICOM exchange rate declined 80%. We received only minimal U.S. dollars through this exchange mechanism. In 2017, we recognized a $9.1 million pretax remeasurement loss.  The after-tax effect of this loss attributable to noncontrolling interest was $1.0 million.

Remeasurement rates during 2018. Prior to deconsolidation as of June 30, 2018, in the first six months of 2018, the DICOM rate declined approximately 97%. We received only minimal U.S. dollars through this exchange mechanism. Prior to deconsolidation as of June 30, 2018, we recognized a $2.2 million pretax remeasurement gain.  The after-tax effect of this gain attributable to noncontrolling interest was $2.0 million.

Items related to our Venezuelan operations were as follows:

•	Our investment in our Venezuelan operations on an equity-method basis was $23.1 million at December 31, 2017.

•	Our Venezuelan operations had net payables to other Brink's affiliates of $2.7 million at December 31, 2017.

•	Our Venezuelan operations had net nonmonetary assets of $23.0 million at December 31, 2017.

•	Our bolivar-denominated net monetary liabilities were $2.3 million (including $3.4 million of cash and cash equivalents) at December 31, 2017.

•	Accumulated other comprehensive losses attributable to Brink’s shareholders related to our operations in Venezuela were approximately $114.9 million at December 31, 2017.

Argentina
We operate in Argentina through wholly owned subsidiaries and a smaller controlled subsidiary (together "Brink's Argentina"). Revenues from Brink's Argentina represented approximately 7% of our consolidated revenues for the year ended December 31, 2018 and 7% and 5% of our consolidated revenues for the years ended December 31, 2017 and 2016, respectively. The operating environment in Argentina continues to present business challenges, including ongoing devaluation of the Argentine peso and significant inflation. For the year ended

December 31, 2017, the Argentine peso declined by approximately 15% (from 15.9 to 18.6 pesos to the U.S. dollar). For the year ended December 31, 2018, the Argentine peso declined approximately 50% (from 18.6 to 37.6 pesos to the U.S. dollar).

Beginning July 1, 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, we consolidated Brink's Argentina using our accounting policy for subsidiaries operating in highly inflationary economies beginning with the third quarter of 2018. Argentine peso-denominated monetary assets and liabilities are now remeasured at each balance sheet date using the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In the second half of 2018, we recognized a $6.2 million pretax remeasurement loss. At December 31, 2018, Argentina's economy remains highly inflationary for accounting purposes.

At December 31, 2018, we had net monetary assets denominated in Argentine pesos of $24.4 million, including cash of $19.2 million. At December 31, 2018, we had net nonmonetary assets of $148.2 million, including $99.8 million of goodwill. At December 31, 2018, we had no equity securities denominated in Argentine pesos.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently serve customers in more than 100 countries, including 41 countries where we operate subsidiaries.  These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates.  These financial exposures are monitored and managed by us as an integral part of our overall risk management program.

We may periodically use various derivative and non-derivative financial instruments, as discussed below, to hedge our interest rate and foreign currency exposures when appropriate.  The risk that counterparties to these instruments may be unable to perform is minimized by limiting the counterparties used to major financial institutions with investment grade credit ratings.  We do not expect to incur a loss from the failure of any counterparty to perform under the agreements.  We do not use derivative financial instruments for purposes other than hedging underlying financial exposures.

The sensitivity analyses discussed below for the market risk exposures were based on the facts and circumstances in effect at December 31, 2018.  Actual results will be determined by a number of factors that are not under management’s control and could vary materially from those disclosed.

Interest Rate Risk

We use both fixed and floating rate debt and leases to finance our operations. Floating rate obligations, including both the term loan facility and the revolving credit facility under our senior secured credit facility, expose us to fluctuations in cash flows due to changes in the general level of interest rates.  Fixed rate obligations, including our senior unsecured notes, are subject to fluctuations in fair values as a result of changes in interest rates.

Our floating rate debt typically is based on an underlying floating rate component as well as a fixed rate margin component. Based on the contractual interest rates on our floating rate debt at December 31, 2018, a hypothetical 10% increase in rates would increase cash outflows by approximately $2.4 million over a twelve-month period.  In other words, the weighted-average interest rate on our floating rate instruments (including any fixed rate margin component) was 4.5% per annum at December 31, 2018.  If the underlying floating rate component were to increase by 10%, our average rate on this debt would increase by 0.3 percentage points to 4.8%.  The effect on the fair values of our unsecured senior notes of a hypothetical 10% decrease in the yield curve from year-end 2018 levels would result in a $25.0 million increase in the fair value of our unsecured senior notes.

Foreign Currency Risk

We have exposure to the effects of foreign currency exchange rate fluctuations on the results of all of our foreign operations.  Our foreign operations generally use local currencies to conduct business, but their results are reported in U.S. dollars.

We are also exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of our domestic and foreign operations.  To mitigate these exposures, we enter into foreign currency forward and swap contracts from time to time.  At December 31, 2018, the notional value of our outstanding foreign currency forward and swap contracts was $168.0 million with average contract maturities of approximately two months.  These contracts primarily offset exposures in the euro and the British pound.  Additionally, these contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings. We do not use derivative financial instruments to hedge investments in foreign subsidiaries since such investments are long-term in nature.

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from the 2018 levels against all other currencies of countries in which we have continuing operations are as follows:

(In millions)	Hypothetical Effects Increase/ (decrease)

Effect on Earnings:
Translation of 2018 earnings into U.S. dollars (a)	$(25.2)
Transaction gains (losses)(b)	(3.3)
Effect on Other Comprehensive Income (Loss):
Translation of net assets of foreign subsidiaries	(86.5)

(a) Excludes our Venezuela operations which we deconsolidated effective June 30, 2018. See Note 1 to the consolidated financial statements.
(b) Net of outstanding foreign currency swap and forward contracts.

The hypothetical foreign currency effects above detail the consolidated effect attributable to Brink’s of a simultaneous change in the value of a large number of foreign currencies relative to the U. S. dollar.  The foreign currency exposure effect related to a change in an individual currency could be significantly different.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
THE BRINK’S COMPANY
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2018 AND 2017
AND FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2018

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013).”

Management excluded from its assessment the internal control over financial reporting at Dunbar Armored Inc. (“Dunbar”), which was acquired on August 13, 2018 and whose financial statements constitute 5% of total assets and 4% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2018.

Based on this assessment, our management believes that, as of December 31, 2018, our internal control over financial reporting is effective based on the COSO criteria.

Deloitte & Touche LLP, the independent registered public accounting firm which audits our consolidated financial statements, has issued an attestation report on our internal control over financial reporting.  Deloitte’s attestation report appears on page 60.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Brink's Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Brink's Company and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 26, 2019, expressed an unqualified opinion on those financial statements.
As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Dunbar Armored Inc. ("Dunbar"), which was acquired on August 13, 2018 and whose financial statements constitute 5% of total assets and 4% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at Dunbar.
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
/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia
February 26, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of The Brink’s Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Brink's Company and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia
February 26, 2019

We have served as the Company’s auditor since 2017.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The Brink’s Company:

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), equity, and cash flows of The Brink’s Company and subsidiaries (the Company) for the year ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Richmond, Virginia
February 23, 2017, except for Notes 3 and 4,
as to which the date is September 29, 2017, and the fifth
paragraph under New Accounting Standards in Note 1,
as to which the date is February 26, 2019

THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets

	December 31,
(In millions, except for per share amounts)	2018	2017

ASSETS

Current assets:
Cash and cash equivalents	$343.4	614.3
Restricted cash	136.1	112.6
Accounts receivable (net of allowance: 2018 - $10.1; 2017 - $11.2)	599.5	642.3
Prepaid expenses and other	127.5	119.0
Total current assets	1,206.5	1,488.2

Property and equipment, net	699.4	640.9
Goodwill	678.6	453.7
Other intangibles	228.9	105.7
Deferred income taxes	236.5	226.2
Other	186.1	144.9

Total assets	$3,236.0	3,059.6

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$28.9	45.2
Current maturities of long-term debt	53.5	51.9
Accounts payable	174.6	174.6
Accrued liabilities	502.1	488.5
Restricted cash held for customers	90.3	74.7
Total current liabilities	849.4	834.9

Long-term debt	1,471.6	1,139.6
Accrued pension costs	196.9	208.8
Retirement benefits other than pensions	366.1	362.8
Deferred income taxes	16.7	25.1
Other	168.7	150.2
Total liabilities	3,069.4	2,721.4

Commitments and contingent liabilities (notes 4, 5, 15, 17, 23 and 24)

Equity:
The Brink’s Company (“Brink’s”) shareholders:
Common stock, par value $1 per share:
Shares authorized: 100.0
Shares issued and outstanding: 2018 - 49.7; 2017 - 50.5	49.7	50.5
Capital in excess of par value	628.2	628.6
Retained earnings	429.1	564.9
Accumulated other comprehensive income (loss):
Benefit plan adjustments	(572.1)	(601.0)
Foreign currency translation	(382.0)	(327.4)
Unrealized gains on available-for-sale securities	—	1.1
Gains on cash flow hedges	0.8	0.7
Accumulated other comprehensive loss	(953.3)	(926.6)

Brink’s shareholders	153.7	317.4

Noncontrolling interests	12.9	20.8

Total equity	166.6	338.2

Total liabilities and equity	$3,236.0	3,059.6
See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
(In millions, except for per share amounts)	2018	2017	2016

Revenues	$3,488.9	3,347.0	3,020.6

Costs and expenses:
Cost of revenues	2,703.3	2,608.2	2,391.7
Selling, general and administrative expenses	509.2	468.2	424.3
Total costs and expenses	3,212.5	3,076.4	2,816.0
Other operating income (expense)	(1.7)	3.3	(20.1)

Operating profit	274.7	273.9	184.5

Interest expense	(66.7)	(32.2)	(20.4)
Loss on deconsolidation of Venezuela operations	(126.7)	—	—
Interest and other nonoperating income (expense)	(38.8)	(60.2)	(39.1)
Income from continuing operations before tax	42.5	181.5	125.0
Provision for income taxes	70.0	157.7	78.5

Income (loss) from continuing operations	(27.5)	23.8	46.5

Loss from discontinued operations, net of tax	—	(0.2)	(1.7)

Net income (loss)	(27.5)	23.6	44.8
Less net income attributable to noncontrolling interests	5.8	6.9	10.3

Net income (loss) attributable to Brink’s	$(33.3)	16.7	34.5

Amounts attributable to Brink’s:
Continuing operations	$(33.3)	16.9	36.2
Discontinued operations	—	(0.2)	(1.7)

Net income (loss) attributable to Brink’s	$(33.3)	16.7	34.5

Earnings (loss) per share attributable to Brink’s common shareholders(a):
Basic:
Continuing operations	$(0.65)	0.33	0.72
Discontinued operations	—	(0.01)	(0.03)
Net income (loss)	(0.65)	0.33	0.69

Diluted:
Continuing operations	$(0.65)	0.33	0.72
Discontinued operations	—	(0.01)	(0.03)
Net income (loss)	(0.65)	0.32	0.68

Weighted-average shares
Basic	50.9	50.7	50.0
Diluted	50.9	51.8	50.6

(a) Amounts may not add due to rounding.

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(In millions)	2018	2017	2016

Net income (loss)	$(27.5)	23.6	44.8

Benefit plan adjustments:
Benefit plan actuarial gains (losses)	35.4	(43.6)	12.6
Benefit plan prior service costs	(1.6)	(0.9)	(1.6)
Deferred profit sharing	(0.2)	—	(0.3)
Total benefit plan adjustments	33.6	(44.5)	10.7

Foreign currency translation adjustments	(45.2)	23.6	(26.3)
Unrealized net gains (losses) on available-for-sale securities	—	0.2	(0.1)
Gains on cash flow hedges	0.1	0.1	0.8
Other comprehensive loss before tax	(11.5)	(20.6)	(14.9)
Provision (benefit) for income taxes	5.0	(1.8)	0.9

Other comprehensive loss	(16.5)	(18.8)	(15.8)

Comprehensive income (loss)	(44.0)	4.8	29.0
Less comprehensive income attributable to noncontrolling interests	5.0	7.7	9.6

Comprehensive income (loss) attributable to Brink’s	$(49.0)	(2.9)	19.4

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Equity

Years Ended December 31, 2018, 2017 and 2016

(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCI*	Noncontrolling Interests	Total
Balance as of December 31, 2015	48.9	$48.9	599.6	561.3	(891.9)	12.7	330.6
Cumulative effect of change in accounting principle(a)	—	—	—	0.2	—	—	0.2
Net income	—	—	—	34.5	—	10.3	44.8
Other comprehensive loss	—	—	—	—	(15.1)	(0.7)	(15.8)
Common stock issued	0.1	0.1	2.9	—	—	—	3.0
Dividends to:
Brink’s common shareholders ($0.40 per share)	—	—	—	(19.8)	—	—	(19.8)
Noncontrolling interests	—	—	—	—	—	(4.6)	(4.6)
Share-based compensation:
Stock options and awards:
Compensation expense	—	—	9.5	—	—	—	9.5
Consideration from exercise of stock options	0.5	0.5	11.7	—	—	—	12.2
Other share-based benefit transactions	0.5	0.5	(5.6)	(0.2)	—	—	(5.3)
Balance as of December 31, 2016	50.0	50.0	618.1	576.0	(907.0)	17.7	354.8
Net income	—	—	—	16.7	—	6.9	23.6
Other comprehensive income (loss)	—	—	—	—	(19.6)	0.8	(18.8)
Dividends to:
Brink’s common shareholders ($0.55 per share)	—	—	—	(27.7)	—	—	(27.7)
Noncontrolling interests	—	—	—	—	—	(4.6)	(4.6)
Share-based compensation:
Stock options and awards:
Compensation expense	—	—	17.7	—	—	—	17.7
Consideration from exercise of stock options	0.1	0.1	2.6	—	—	—	2.7
Other share-based benefit transactions	0.4	0.4	(9.8)	(0.1)	—	—	(9.5)
Balance as of December 31, 2017	50.5	50.5	628.6	564.9	(926.6)	20.8	338.2
Cumulative effect of change in accounting principle(b)	—	—	—	3.3	(1.1)	—	2.2
Net income (loss)	—	—	—	(33.3)	—	5.8	(27.5)
Other comprehensive loss	—	—	—	—	(15.7)	(0.8)	(16.5)
Shares repurchased	(1.3)	(1.3)	(16.9)	(75.3)	—	—	(93.5)
Dividends to:
Brink’s common shareholders ($0.60 per share)	—	—	—	(30.4)	—	—	(30.4)
Noncontrolling interests	—	—	—	—	—	(5.2)	(5.2)
Share-based compensation:
Stock options and awards:
Compensation expense	—	—	28.2	—	—	—	28.2
Consideration from exercise of stock options	—	—	0.8	—	—	—	0.8
Other share-based benefit transactions	0.5	0.5	(9.8)	(0.1)	—	—	(9.4)
Dispositions of noncontrolling interests	—	—	—	—	—	(0.4)	(0.4)
Acquisitions of noncontrolling interests	—	—	(2.7)	—	(9.9)	(8.4)	(21.0)
Acquisitions with noncontrolling interests	—	—	—	—	—	1.1	1.1
Balance as of December 31, 2018	49.7	$49.7	628.2	429.1	(953.3)	12.9	166.6

(a)
We elected to early adopt the provisions of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, in the fourth quarter of 2016 resulting in a cumulative effect adjustment to Retained Earnings for previously unrecognized excess tax benefits. See Note 1 for further discussion of the impacts of this standard.

(b)
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

THE BRINK’S COMPANY
and subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(In millions)	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$(27.5)	23.6	44.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	0.2	1.7
Depreciation and amortization	162.3	146.6	131.6
Share-based compensation expense	28.2	17.7	9.5
Deferred income taxes	(20.5)	94.2	(2.9)
Prepayment penalties	—	8.3	—
(Gains) losses on sale of property, equipment and marketable securities	(7.2)	(10.7)	0.8
Gain on business dispositions	(11.2)	(0.6)	(0.1)
Loss on deconsolidation of Venezuela operations	126.7	—	—
Impairment losses	6.5	3.4	20.6
Retirement benefit funding (more) less than expense:
Pension	6.6	15.9	13.6
Other than pension	19.5	17.9	13.7
Remeasurement losses due to Argentina and Venezuela currency devaluations	4.0	9.1	4.8
Other operating	8.2	5.3	3.7
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and income taxes receivable	(49.7)	(164.9)	(53.2)
Accounts payable, income taxes payable and accrued liabilities	69.0	100.9	13.9
Restricted cash held for customers	44.4	44.3	22.8
Customer obligations	(1.7)	6.1	(13.2)
Prepaid and other current assets	0.3	(11.4)	(10.0)
Other	6.2	(9.5)	(11.8)
Net cash provided by operating activities	364.1	296.4	190.3

Cash flows from investing activities:
Capital expenditures	(155.1)	(174.5)	(112.2)
Acquisitions, net of cash acquired	(520.9)	(225.1)	(0.7)
Dispositions, net of cash disposed	8.4	1.4	(0.6)
Marketable securities:
Purchases	(62.4)	(38.0)	(9.2)
Sales	54.2	38.3	9.1
Cash proceeds from sale of property, equipment and investments	4.0	1.9	4.7
Other	(0.9)	1.1	—
Net cash used by investing activities	(672.7)	(394.9)	(108.9)

Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term borrowings	1.3	(125.2)	115.0
Cash supply chain customer debt	(15.6)	1.5	19.9
Long-term revolving credit facilities:
Borrowings	982.8	941.8	494.0
Repayments	(642.8)	(999.9)	(606.2)
Other long-term debt:
Borrowings	2.2	1,109.9	4.8
Repayments	(56.7)	(187.4)	(39.0)
Debt financing costs	—	(16.3)	—
Acquisitions of noncontrolling interests	(21.0)	—	—
Payment of acquisition-related obligation	(17.6)	(90.9)	—
Prepayment penalties	—	(8.3)	—
Common stock issued	—	—	3.0
Repurchase shares of Brink's common stock	(93.5)	—	—
Dividends to:
Shareholders of Brink’s	(30.4)	(27.7)	(19.8)
Noncontrolling interests in subsidiaries	(5.2)	(4.6)	(4.6)
Proceeds from exercise of stock options	0.8	2.7	12.2
Tax withholdings associated with share-based compensation	(11.5)	(10.2)	(6.6)
Other	0.6	1.9	2.3
Net cash provided (used) by financing activities	93.4	587.3	(25.0)
Effect of exchange rate changes on cash and cash equivalents	(32.2)	(0.9)	(15.7)
Cash, cash equivalents and restricted cash:
Increase (decrease)	(247.4)	487.9	40.7
Balance at beginning of period	726.9	239.0	198.3
Balance at end of period	$479.5	726.9	239.0
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

Revenue Recognition
Revenue is recognized when services related to armored vehicle transportation, ATM services, cash management services, payment services, guarding and the secure international transportation of valuables are performed. We assess our customers' ability to meet contractual terms, including payment terms, before entering into contracts.  Taxes collected from customers and remitted to governmental authorities are not included in revenues in the consolidated statements of operations.

On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, and applied the standard to all contracts using the modified retrospective method. Prior period amounts are not adjusted and continue to be reported in accordance with ASC 605, Revenue Recognition. See Note 2 for further information.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits and investments with original maturities of three months or less.  Cash and cash equivalents include amounts held by certain of our secure cash management services operations for customers for which, under local regulations, the title transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources.  We record a liability for the amounts owed to customers (see Note 13).

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

Leased property and equipment meeting capital lease criteria are capitalized at the lower of the present value of the related lease payments or the fair value of the leased asset at the inception of the lease.  Amortization is calculated on the straight-line method based on the lease term. See "New Accounting Standards" section below for further information.

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

Goodwill and Other Intangible Assets
Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired.  Intangible assets arising from business acquisitions include customer lists, customer relationships, covenants not to compete, trademarks and other identifiable intangibles.  At December 31, 2018, finite-lived intangible assets have remaining useful lives ranging from 1 to 15 years and are amortized based on the pattern in which the economic benefits are used or on a straight-line basis.

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

We performed goodwill impairment tests on the reporting units that had goodwill as of October 1, 2018. We performed a quantitative analysis to determine whether reporting unit fair values exceeded their carrying amounts. We based our estimates of fair value on projected future cash flows. With one exception, we concluded that the fair value of each reporting unit substantially exceeded its carrying value by a range of 57% to 236%. For the France reporting unit, which has $91.2 million of goodwill at December 31, 2018, fair value exceeded carrying value by approximately 9%. We completed these impairment tests, as well as the tests in the previous two years, with no impairment charges required.

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

Retirement Benefit Plans
We account for retirement benefit obligations under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 715, Compensation – Retirement Benefits.  For U.S. and certain non-U.S. retirement plans, we derive the discount rates used to measure the present value of benefit obligations using the cash flow matching method.  Under this method, we compare the plan’s projected payment obligations by year with the corresponding yields on a Mercer yield curve.  Each year’s projected cash flows are then discounted back to their present value at the measurement date and an overall discount rate is determined.  The overall discount rate is then rounded to the nearest tenth of a percentage point. We used Mercer’s Above-Mean Curve to determine the discount rates for the year-end benefit obligations and retirement cost of our U.S. retirement plans. We use a local or regional version of the Mercer yield curve in the majority of our non-U.S. locations. In non-U.S. locations where the cash flow matching method is not possible, rates of local high-quality long-term government bonds are used to select the discount rate.

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

Foreign subsidiaries that operate in highly inflationary countries use the U.S. dollar as their functional currency.  Local currency monetary assets and liabilities are remeasured into U.S. dollars using rates of exchange as of each balance sheet date, with remeasurement adjustments and other transaction gains and losses recognized in earnings.  Other than nonmonetary equity securities, nonmonetary assets and liabilities do not fluctuate with changes in local currency exchange rates to the dollar. For nonmonetary equity securities traded in highly inflationary economies, the fair market value of the equity securities are remeasured at the current exchange rates to determine gain or loss to be recorded in net income. Revenues and expenses are translated at rates of exchange in effect during the year. See "Venezuela" and "Argentina" sections below for further information.

Venezuela
Deconsolidation.  Our Venezuelan operations offer transportation and route-based logistics management services for cash and valuables throughout Venezuela.  Political and economic conditions in Venezuela, the impact of local laws on our business as well as the currency exchange control regulations and continued reductions in access to U.S. dollars through official currency exchange mechanisms, resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and the U.S. dollar. These conditions restricted the ability of our Venezuelan operations to pay dividends and royalties. It also restricted the ability for our Venezuela business to settle other operating liabilities which significantly increased the risk that this business will no longer be self-sustaining.

Our Venezuela operations experienced negative operating cash flows in the first quarter of 2018. As a result, our Venezuela business obtained local currency borrowings in the first and second quarters of 2018 for the first time since the second quarter of 2016. Our Venezuela business will seek additional local financing to support ongoing needs for more bolivars in an environment with significant inflation. It is uncertain as to whether our Venezuela business will be able to obtain the incremental financing in order to operate the business.

Banks provide a majority of the business for our Venezuela operations and these banks are limited by law as to how much they can charge their customers in interest. The maximum increase to interest allowable under the law is significantly lower than current and projected inflation rates. Therefore, we do not believe that bank customers will accept increases in our prices that will cover our increase in vendor and labor costs resulting from inflation. Through its restriction by law of interest increases for banks, the Venezuelan government has implemented a defacto price control that affected our business.

The currency exchange regulations, combined with other government regulations, such as price controls and strict labor laws, significantly limited our ability to make and execute operational decisions at our Venezuelan subsidiaries. With the May 2018 re-election of the President in Venezuela for an additional six-year term, we expect these conditions to continue for the foreseeable future.

As a result of the conditions described above, we concluded that, effective June 30, 2018, we did not meet the accounting criteria for control over our Venezuelan operations and, as a result, we began reporting the results of our investment in our Venezuelan subsidiaries using the cost method of accounting. This change resulted in a pretax charge of $127 million in the second quarter of 2018. The pretax charge included $106 million of foreign currency translation losses and benefit plan adjustments previously included in accumulated other comprehensive loss. It also included the derecognition of the carrying amounts of our Venezuelan operations’ assets and liabilities, including $32 million of assets and $11 million of liabilities, that were no longer reported in our consolidated balance sheet as of June 30, 2018. We determined the fair value of our investment in, and receivables from, our Venezuelan subsidiaries to be insignificant based on our expectations of dividend payments and settlements of such receivables in future periods.  For reporting periods beginning after June 30, 2018, we have not included the operating results of our Venezuela operations. In 2018 and 2017, we provided immaterial amounts of financial support to our Venezuela operations. Our exposure to future losses resulting from our Venezuelan business is limited to the extent to which we decide to provide U.S. dollars or make future investments in our Venezuelan subsidiaries.

We continue to monitor the situation in Venezuela.

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

Remeasurement rates during 2016.  In the first quarter of 2016, the Venezuelan government announced that it would replace the SIMADI exchange mechanism with the DICOM exchange mechanism and would allow the DICOM exchange mechanism rate to float freely. From March 31, 2016 through the end of 2016, the rate declined 59%. We received only minimal U.S. dollars through this exchange mechanism. We recognized a $4.8 million pretax remeasurement loss in 2016.  However, the after-tax effect in 2016 attributable to noncontrolling interest was income of $2.7 million.

Remeasurement rates during 2017. During 2017, the DICOM exchange rate declined 80%. We received only minimal U.S. dollars through this exchange mechanism. In 2017, we recognized a $9.1 million pretax remeasurement loss.  The after-tax effect of this loss attributable to noncontrolling interest was $1.0 million.

Remeasurement rates during 2018. Prior to deconsolidation as of June 30, 2018, in the first six months of 2018, the DICOM rate declined approximately 97%. We received only minimal U.S. dollars through this exchange mechanism. Prior to deconsolidation as of June 30, 2018, we recognized a $2.2 million pretax remeasurement gain.  The after-tax effect of this gain attributable to noncontrolling interest was $2.0 million.

Items related to our Venezuelan operations were as follows:

•	Our investment in our Venezuelan operations on an equity-method basis was $23.1 million at December 31, 2017.

•	Our Venezuelan operations had net payables to other Brink's affiliates of $2.7 million at December 31, 2017.

•	Our Venezuelan operations had net nonmonetary assets of $23.0 million at December 31, 2017.

•	Our bolivar-denominated net monetary liabilities were $2.3 million (including $3.4 million of cash and cash equivalents) at December 31, 2017.

•	Accumulated other comprehensive losses attributable to Brink’s shareholders related to our operations in Venezuela were approximately $114.9 million at December 31, 2017.

Argentina
We operate in Argentina through wholly owned subsidiaries and a smaller controlled subsidiary (together "Brink's Argentina"). Revenues from Brink's Argentina represented approximately 7% of our consolidated revenues for the year ended December 31, 2018 and 7% and 5% of our consolidated revenues for the years ended December 31, 2017 and 2016, respectively. The operating environment in Argentina continues to present business challenges, including ongoing devaluation of the Argentine peso and significant inflation. For the year ended December 31, 2017, the Argentine peso declined by approximately 15% (from 15.9 to 18.6 pesos to the U.S. dollar). For the year ended December 31, 2018, the Argetine peso declined approximately 50% (from 18.6 to 37.6 pesos to the U.S. dollar).

Beginning July 1, 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, we consolidated Brink's Argentina using our accounting policy for subsidiaries operating in highly inflationary economies beginning with the third quarter of 2018. Argentine peso-denominated monetary assets and liabilities are now remeasured at each balance sheet date using the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In the second half of 2018, we recognized a $6.2 million pretax remeasurement loss. At December 31, 2018, Argentina's economy remains highly inflationary for accounting purposes.

At December 31, 2018, we had net monetary assets denominated in Argentine pesos of $24.4 million (including cash of $19.2 million) and net nonmonetary assets of $148.2 million (including $99.8 million of goodwill). At December 31, 2018, we had no equity securities denominated in Argentine pesos.

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

Restricted Cash
In France, we offer services to certain of our customers where we manage some or all of their cash supply chains. In connection with this offering, we take temporary title to certain customers' cash, which is included as restricted cash in our financial statements due to customer agreement or regulation (see Note 20).

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

New Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts with Customers. Under this standard, an entity recognizes an amount of revenue to which it expects to be entitled when the transfer of goods or services to customers occurs. The standard requires expanded disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We adopted this standard effective January 1, 2018 using the modified retrospective method and recognized a cumulative-effect adjustment increasing retained earnings by $1.5 million. The most significant effects of the standard for us are associated with variable consideration and capitalization of costs to obtain contracts, such as sales commissions. Previously, we recognized the impact of pricing changes in the period they became fixed and determinable, and we expensed sales commissions and other costs to obtain contracts as they were incurred. We do not expect a material impact on our future consolidated statements of operations or consolidated balance sheets as a result of implementing this standard. However, adoption of the standard resulted in expanded disclosures related to revenue (see Note 2).

The FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, in January 2016. This standard changes the accounting related to the classification and measurement of certain equity investments. Equity investments with readily determinable fair values must be measured at fair value. All changes in fair value will be recognized in net income as opposed to other comprehensive income. We adopted ASU 2016-01 effective January 1, 2018 and recognized a cumulative-effect adjustment increasing retained earnings by $1.1 million.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies how certain features related to share-based payments are accounted for and presented in the financial statements. We elected to early adopt this ASU in the fourth quarter of 2016 and, per the requirements of the pronouncement, we applied the amendments to the beginning of 2016. Under ASU 2016-09, accounting changes adopted using the modified retrospective method were calculated as of the beginning of 2016 and reported as a cumulative-effect adjustment. As a result, we recognized a $0.2 million cumulative-effect adjustment to January 1, 2016 retained earnings for previously unrecognized excess tax benefits. We elected to continue our previous accounting policy of estimating forfeitures and, therefore, we did not recognize any cumulative-effect adjustment related to forfeitures. ASU 2016-09 requires that accounting changes adopted using the prospective method should be reported in the applicable interim periods of 2016. We did not have any material changes to previously reported interim financial information in 2016 as it relates to the recognition of excess tax benefits in the statements of operations or the classification of excess tax benefits in the statements of cash flows.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which changes the timing of when certain intercompany transactions are recognized within the provision for income taxes. We adopted ASU 2016-16 effective January 1, 2018 using the modified retrospective method and we recognized a cumulative-effect adjustment increasing retained earnings by $0.7 million.

The FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, in November 2016. This standard requires entities to include restricted cash and restricted cash equivalent balances with cash and cash equivalent balances in the statements of cash flows. Inclusion of restricted cash impacts our operating activities, financing activities and the effect of exchange rate changes on cash. We adopted ASU 2016-18 effective January 1, 2018 using the retrospective transition method. The adoption of this ASU changed previously reported amounts in the consolidated statements of cash flows. Net cash provided by operating activities increased $44.3 million, net cash provided by financing activities increased $1.5 million and the effect of exchange rate changes on cash decreased favorably by $11.3 million as compared to previously reported amounts for the year ended December 31, 2017. Net cash provided by operating activities increased $22.8 million, net cash used by financing activities decreased $19.9 million and the effect of exchange rate changes on cash increased unfavorably by $3.6 million as compared to previously reported amounts for the year ended December 31, 2016.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an entity to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. We elected to early adopt this ASU in the first quarter of 2017 using the retrospective transition method for the periods presented. As a result, the consolidated statements of operations were updated to reflect this guidance. The early adoption of this ASU had no impact on the previously reported income from continuing operations or net income for the prior year periods.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require the recognition of right-of-use assets and lease liabilities by lessees for certain leases classified as operating leases under current accounting guidance and will also require expanded disclosures regarding leasing activities. The accounting for capital leases remains substantially unchanged. ASU 2016-02 will be effective January 1, 2019 and we have elected to adopt the new standard at the adoption date through a cumulative-effect adjustment to the opening balance of retained earnings. Under this approach, we will continue to report comparative periods presented in the period of adoption under ASC 840.

We have elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical lease classification. We also made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. We will recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. In preparation for adoption of the standard, we are implementing internal controls and key system functionality to enable the preparation of financial information.

We are still in the process of finalizing our opening balance sheet adjustment, but we estimate adoption of the standard will result in recognition of additional lease assets and lease liabilities in the range of $260 million and $360 million as of January 1, 2019. We do not believe the standard will materially affect our consolidated statements of operations or our consolidated statements of cash flows. The standard will have no impact on our debt-covenant compliance under our current agreements.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies the application of hedge accounting guidance to better portray the economic results of risk management activities in the financial statements. The guidance expands the ability to hedge nonfinancial and financial risk components, reduces complexity in fair value hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, and eases certain hedge effectiveness assessment requirements. The guidance is effective January 1, 2019 and we do not expect any significant impact on our consolidated financial statements upon adoption.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (“Tax Reform Act”). The guidance is effective January 1, 2019. We are evaluating the potential impact of the standard on financial reporting and we will determine whether we will reclassify amounts before the end of the first quarter of 2019.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value measurement disclosure requirements. The guidance is effective January 1, 2020 with early adoption permitted. We are currently evaluating the potential impact of the standard on financial reporting and the timing of adoption.

In August 2018, the FASB issued ASU 2018-14, Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The guidance is effective January 1, 2021 with early adoption permitted. We adopted this guidance in the fourth quarter of 2018 and, as a result, our retirement benefits note no longer includes disclosures related to amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in the next fiscal year. Our retirement benefits note also no longer includes disclosures regarding the effects of a one-percentage-point change in assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic benefit costs and the benefit obligation for retirement benefits other than pensions. All other provisions of this ASU were either not applicable to us or we were already disclosing the information required.

Note 2 - Revenue from Contracts with Customers

Performance Obligations
We provide various services to meet the needs of our customers and we group these service offerings into three broad categories: Core Services, High-Value Services and Other Security Services.

Core Services
CIT and ATM services are core services we provide to customers throughout the world. We charge customers per service performed or based on the value of goods transported. CIT services generally involve the secure transportation of cash, securities and other valuables between businesses, financial institutions and central banks. ATM services are generally composed of management services, including cash replenishment and forecasting, remote monitoring, transaction processing, installation and maintenance.

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

Other Security Services
Our other security services feature the protection of airports, offices, warehouses, stores and public venues in Europe and Brazil.

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

Taxes collected from customers and remitted to governmental authorities are not included in revenues in the consolidated statements of operations.

Revenue Disaggregated by Reportable Segment and Type of Service

(In millions)	Core Services	High-Value Services	Other Security Services	Total
Twelve months ended December 31, 2018

Reportable Segments:
North America	$895.1	571.2	—	1,466.3
South America	449.8	465.1	12.0	926.9
Rest of World	357.3	512.0	175.0	1,044.3
Total reportable segments	1,702.2	1,548.3	187.0	3,437.5

Not Allocated to Segments:
Venezuela(a)	18.4	33.0	—	51.4
Total	$1,720.6	1,581.3	187.0	3,488.9

(a)	Represents revenues from our Venezuela operations prior to June 30, 2018 deconsolidation. See Note 1 for details.

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

The opening and closing balances of receivables, contract assets and contract liabilities related to contracts with customers are as follows:

(In millions)	Receivables	Contract Asset	Contract Liability

Opening (January 1, 2018)	$642.3	0.4	5.6
Closing (December 31, 2018)	599.5	1.8	2.5
Increase (decrease)	$(42.8)	1.4	(3.1)

The amount of revenue recognized in 2018 that was included in the January 1, 2018 contract liability balance was $5.6 million. This revenue consists of services provided to customers who had prepaid for those services prior to the current year.

We also recognized revenue of $0.6 million in 2018 from performance obligations satisfied in the prior year. This amount is a result of changes in the transaction price of our contracts with customers.

Contract Costs
Sales commissions directly related to obtaining new contracts with customers qualify for capitalization. These capitalized costs are amortized to expense ratably over the term of the contracts. At December 31, 2018, the net capitalized costs to obtain contracts was $1.8 million, which is included in other assets on the consolidated balance sheet. Amortization expense in 2018 was not significant and there were no impairment losses recognized related to these contract costs in 2018.

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

(In millions)	As reported	Impact of New Revenue Recognition Standard	Pro Forma under Old Revenue Recognition Standard
Twelve months ended December 31, 2018

Statement of Operations
Revenues	$3,488.9	4.0	3,484.9
Operating profit	274.7	2.0	272.7
Net income (loss) attributable to Brink's	(33.3)	1.4	(34.7)

As of December 31, 2018
Balance Sheet
Prepaid expenses and other assets	$127.5	1.8	125.7
Other assets	186.1	1.8	184.3
Retained earnings	429.1	2.9	426.2

Note 3 - Segment Information

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

We currently serve customers in more than 100 countries, including 41 countries where we operate subsidiaries.

We have the following three reportable segments:

•	North America

•	South America

•	Rest of World.

	Revenues			Operating Profit
	Years Ended December 31,			Years Ended December 31,
(In millions)	2018	2017	2016	2018	2017	2016
Reportable Segments:
North America	$1,466.3	1,254.2	1,210.3	$129.8	74.0	40.1
South America	926.9	924.6	718.7	198.7	182.8	122.6
Rest of World	1,044.3	1,014.1	979.4	114.4	115.2	111.3
Total reportable segments	3,437.5	3,192.9	2,908.4	442.9	372.0	274.0
Reconciling Items:
Corporate items:
General, administrative and other expenses	—	—	—	(99.4)	(84.3)	(59.8)
Foreign currency transaction losses	—	—	—	(2.2)	(1.1)	3.8
Reconciliation of segment policies to GAAP	—	—	—	5.6	(5.2)	(2.2)
Other items not allocated to segments:
Venezuela operations(a)	51.4	154.1	109.4	2.3	20.4	18.5
Reorganization and Restructuring	—	—	—	(20.6)	(22.6)	(30.3)
Acquisitions and dispositions	—	—	2.8	(41.4)	(5.3)	(19.5)
Argentina highly inflationary impact	—	—	—	(8.0)	—	—
Reporting compliance(b)	—	—	—	(4.5)	—	—
Total	$3,488.9	3,347.0	3,020.6	$274.7	273.9	184.5

(a)	Amounts in 2018 represent revenues and operating profit from our Venezuela operations prior to the June 30, 2018 deconsolidation. See Note 1 for details.

(b)	Accounting standard implementation and material weakness remediation. Additional information provided at page 29.

	Years Ended December 31,
(In millions)	2018	2017	2016

Capital Expenditures by Reportable Segment
North America	$59.1	86.3	42.0
South America	43.3	39.2	24.0
Rest of World	37.9	35.9	32.2
Total reportable segments	140.3	161.4	98.2
Corporate items	14.8	8.9	9.0
Venezuela	—	4.2	5.0
Total	$155.1	174.5	112.2

Depreciation and Amortization by Reportable Segment
Depreciation and amortization of property and equipment:
North America	$72.1	68.4	66.8
South America	26.3	23.5	19.0
Rest of World	31.3	30.4	29.8
Total reportable segments	129.7	122.3	115.6
Corporate items	11.9	12.0	10.9
Venezuela	1.1	1.7	0.7
Reorganization and Restructuring	1.9	2.2	0.8
Depreciation and amortization of property and equipment	144.6	138.2	128.0

Amortization of intangible assets(a)	17.7	8.4	3.6
Total	$162.3	146.6	131.6

(a)	Amortization of acquisition-related intangible assets has been excluded from reportable segment amounts.

	December 31,
(In millions)	2018	2017	2016

Assets held by Reportable Segment
North America	$1,404.5	733.5	629.4
South America	602.5	740.5	371.4
Rest of World	940.7	883.3	621.8
Total reportable segments	2,947.7	2,357.3	1,622.6
Corporate items	288.3	643.6	321.3
Venezuela	—	58.7	50.9
Total	$3,236.0	3,059.6	1,994.8

	December 31,
(In millions)	2018	2017	2016

Long-Lived Assets by Geographic Area(a)
Non-U.S.:
Mexico	$107.0	99.6	78.1
France	79.0	84.1	67.5
Brazil	62.5	57.2	45.3
Canada	47.6	46.7	42.4
Other	135.4	146.5	127.2
Subtotal	431.5	434.1	360.5
U.S.	267.9	206.8	170.5
Total	$699.4	640.9	531.0

(a)	Long-lived assets include only property and equipment.

	Years Ended December 31,
(In millions)	2018	2017	2016

Revenues by Geographic Area(a)
Outside the U.S.:
Brazil	$405.4	434.6	344.9
France	428.5	429.4	424.5
Mexico	365.3	327.2	296.3
Argentina	247.2	250.3	156.4
Venezuela	51.4	154.1	109.4
Canada	151.7	151.2	150.2
Other	890.1	824.4	775.1
Subtotal	2,539.6	2,571.2	2,256.8
U.S.	949.3	775.8	763.8
Total	$3,488.9	3,347.0	3,020.6

(a)	Revenues are recorded in the country where service is initiated or performed. No single customer represents more than 10% of total revenue.

	December 31,
(In millions)	2018	2017	2016

Net assets outside the U.S.
France	$213.4	219.4	102.1
Other Rest of World countries	309.2	273.1	205.0
Mexico	154.8	133.7	86.1
Argentina	154.6	234.0	28.6
Brazil	147.9	151.3	106.3
Other South American countries	109.6	116.2	98.4
Canada	52.0	63.3	57.6
Total	$1,141.5	1,191.0	684.1

(In millions)	2018	2017	2016

Information about Unconsolidated Equity Affiliates:
Carrying value of investments and advances at December 31	$4.9	4.0	3.5
Undistributed earnings at December 31	3.5	2.6	2.5
Share of equity earnings (loss)	1.9	0.4	(1.5)

In 2018, the Rest of World segment reported equity earnings of $0.9 million related to an equity method investment with a carrying value of $4.2 million and undistributed earnings of $2.8 million as of December 31, 2018. In 2018, the South America segment reported equity earnings of $1.0 million related to an equity method investment with a carrying value of $0.7 million and undistributed earnings of $0.7 million as of December 31, 2018. Prior to 2018, the investment in South America was not accounted for as an equity method investment. In 2016, Brink's recorded an impairment charge of $1.8 million related to an equity investment in a BGS business in Belgium.

Note 4 - Retirement Benefits

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

Components of Net Periodic Pension Cost

(In millions)	U.S. Plans			Non-U.S. Plans			Total
Years Ended December 31,	2018	2017	2016	2018	2017	2016	2018	2017	2016

Service cost	$—	—	—	$10.5	11.3	10.5	$10.5	11.3	10.5
Interest cost on projected benefit obligation	31.9	35.1	37.1	11.8	15.2	11.5	43.7	50.3	48.6
Return on assets – expected	(53.6)	(53.3)	(54.6)	(11.1)	(9.9)	(9.5)	(64.7)	(63.2)	(64.1)
Amortization of losses	27.7	26.6	24.9	4.6	5.3	5.1	32.3	31.9	30.0
Amortization of prior service cost	—	—	—	0.5	1.1	1.0	0.5	1.1	1.0
Settlement loss	—	—	—	1.7	2.0	3.1	1.7	2.0	3.1
Net periodic pension cost	$6.0	8.4	7.4	$18.0	25.0	21.7	$24.0	33.4	29.1

The components of net periodic pension cost other than the service cost component are included in interest and other nonoperating income (expense) in the consolidated statements of operations.

Obligations and Funded Status
Changes in the projected benefit obligation (“PBO”) and plan assets for our pension plans are as follows:

(In millions)	U.S. Plans		Non-U.S. Plans		Total
Years Ended December 31,	2018	2017	2018	2017	2018	2017

Benefit obligation at beginning of year	$890.3	845.9	301.5	267.3	1,191.8	1,113.2
Service cost	—	—	10.5	11.3	10.5	11.3
Interest cost	31.9	35.1	11.8	15.2	43.7	50.3
Participant contributions	—	—	0.3	0.4	0.3	0.4
Plan combinations	—	—	0.7	0.6	0.7	0.6
Acquisition	—	—	—	2.5	—	2.5
Settlements	—	—	—	(1.0)	—	(1.0)
Benefits paid	(49.3)	(49.1)	(16.8)	(16.6)	(66.1)	(65.7)
Divestitures(a)	—	—	(3.9)	—	(3.9)	—
Actuarial (gains) losses	(71.0)	58.4	(17.7)	7.4	(88.7)	65.8
Foreign currency exchange effects	—	—	(22.2)	14.4	(22.2)	14.4
Benefit obligation at end of year	$801.9	890.3	264.2	301.5	1,066.1	1,191.8

Fair value of plan assets at beginning of year	$777.2	728.5	202.9	173.4	980.1	901.9
Return on assets – actual	(42.2)	97.1	(9.0)	16.1	(51.2)	113.2
Participant contributions	—	—	0.3	0.4	0.3	0.4
Plan combinations	—	—	0.7	0.6	0.7	0.6
Employer contributions	0.9	0.7	16.5	16.8	17.4	17.5
Settlements	—	—	—	(1.0)	—	(1.0)
Benefits paid	(49.3)	(49.1)	(16.8)	(16.6)	(66.1)	(65.7)
Foreign currency exchange effects	—	—	(14.0)	13.2	(14.0)	13.2
Fair value of plan assets at end of year	$686.6	777.2	180.6	202.9	867.2	980.1

Funded status	$(115.3)	(113.1)	(83.6)	(98.6)	(198.9)	(211.7)

Included in:
Current liability, included in accrued liabilities	$1.2	0.7	0.8	2.2	2.0	2.9
Noncurrent liability	114.1	112.4	82.8	96.4	196.9	208.8
Net pension liability	$115.3	113.1	83.6	98.6	198.9	211.7

(a)	Includes amounts related to the sale of our French airport security services company and the deconsolidation of Venezuelan operations.

Other Changes in Plan Assets and Benefit Recognized in Other Comprehensive Income (Loss)

(In millions)	U.S. Plans		Non-U.S. Plans		Total
Years Ended December 31,	2018	2017	2018	2017	2018	2017

Benefit plan net actuarial losses recognized in accumulated other comprehensive income (loss):
Beginning of year	$(308.9)	(320.9)	(82.9)	(82.9)	(391.8)	(403.8)
Net actuarial gains (losses) arising during the year	(24.8)	(14.6)	(2.4)	(1.2)	(27.2)	(15.8)
Reclassification adjustment for amortization of prior actuarial losses included in net income (loss)	27.7	26.6	18.7	7.3	46.4	33.9
Foreign currency exchange effects	—	—	4.6	(6.1)	4.6	(6.1)
End of year	$(306.0)	(308.9)	(62.0)	(82.9)	(368.0)	(391.8)

Benefit plan prior service cost recognized in accumulated other comprehensive income (loss):
Beginning of year	$—	—	(8.3)	(9.2)	(8.3)	(9.2)
Reclassification adjustment for amortization of prior service cost included in net income (loss)	—	—	7.1	1.1	7.1	1.1
Foreign currency exchange effects	—	—	—	(0.2)	—	(0.2)
End of year	$—	—	(1.2)	(8.3)	(1.2)	(8.3)

U.S. Plans
The net actuarial losses of $24.8 million in 2018 and $14.6 million in 2017 were mainly driven by changes in the primary U.S. pension plan. The 2018 primary U.S. pension plan's net actuarial losses arose from lower actual return on assets than expected ($96 million), largely offset by a higher discount rate at the end of the year ($65 million) and the impact from updating the mortality projection table ($4 million). The 2017 primary U.S. pension plan's net actuarial losses arose from lower discount rates at the end of the year ($60 million), largely offset by actual return on assets being higher than expected ($44 million) and census data updates ($3 million).

Non-U.S. Plans
The net actuarial losses of $2.4 million in 2018 were primarily due to actual return on assets being lower than expected, partially offset by higher discount rates at the end of the year. The net actuarial losses of $1.2 million in 2017 were primarily due to the lower discount rates at the end of the year, largely offset by actual return on assets being higher than expected.

Information Comparing Plan Assets to Plan Obligations
Information comparing plan assets to plan obligations as of December 31, 2018 and 2017 are aggregated below.  The accumulated benefit obligation (“ABO”) differs from the PBO in that the ABO is based on the benefit earned through the date noted.  The PBO includes assumptions about future compensation levels for plans that have not been frozen.  The total ABO for our U.S. pension plans was $801.9 million in 2018 and $890.3 million in 2017.  The total ABO for our Non-U.S. pension plans was $233.9 million in 2018 and $264.8 million in 2017.

(In millions)	U.S. Plans		Non-U.S. Plans		Total
December 31,	2018	2017	2018	2017	2018	2017

Information for pension plans with an ABO in excess of plan assets:
Fair value of plan assets	$686.6	777.2	44.9	47.6	731.5	824.8
Accumulated benefit obligation	801.9	890.3	104.6	120.2	906.5	1,010.5
Projected benefit obligation	801.9	890.3	119.7	139.8	921.6	1,030.1

Assumptions
The weighted-average assumptions used to determine the net pension cost and benefit obligations for our pension plans were as follows:

	U.S. Plans			Non-U.S. Plans
	2018	2017	2016	2018	2017	2016

Discount rate:
Pension cost	3.7%	4.3%	4.5%	3.5%	3.7%	5.1%
Benefit obligation at year end	4.4%	3.7%	4.3%	4.0%	3.5%	3.7%

Expected return on assets – pension cost	7.25%	7.25%	7.50%	5.62%	5.50%	5.65%

Average rate of increase in salaries(a):
Pension cost	N/A	N/A	N/A	2.6%	2.7%	3.8%
Benefit obligation at year end	N/A	N/A	N/A	2.6%	2.6%	2.7%

(a)	Salary scale assumptions are determined through historical experience and vary by age and industry. The U.S. plan benefits are frozen and will not increase due to future salary increases.

Mortality Tables for our U.S. Retirement Benefits
We use the Mercer modified RP-2014 base table and the Mercer modified MP-2018 projection scale, with a Blue Collar adjustment factor for the majority of our U.S. retirement plans and a White Collar adjustment factor for our nonqualified U.S. pension plan.

Estimated Future Cash Flows
Estimated Future Contributions from the Company into Plan Assets
Our policy is to fund at least the minimum actuarially determined amounts required by applicable regulations.  We do not expect to make contributions to our primary U.S. pension plan in 2019.  We expect to contribute $10.4 million to our non-U.S. pension plans and $1.3 million to our nonqualified U.S. pension plan in 2019.

Estimated Future Benefit Payments from Plan Assets to Beneficiaries
Projected benefit payments of the plans in the next 10 years using assumptions in effect at December 31, 2018, are as follows:

(In millions)	U.S. Plans	Non-U.S. Plans	Total

2019	$52.3	10.4	62.7
2020	51.9	10.4	62.3
2021	51.7	11.3	63.0
2022	51.6	11.9	63.5
2023	51.7	12.8	64.5
2024 through 2028	255.4	101.4	356.8

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

Components of Net Periodic Postretirement Cost
The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

(In millions)	UMWA Plans			Black Lung and Other Plans			Total
Years Ended December 31,	2018	2017	2016	2018	2017	2016	2018	2017	2016

Service cost	$—	—	—	$0.2	0.1	—	$0.2	0.1	—
Interest cost on APBO	17.1	18.4	18.9	3.2	3.2	2.7	20.3	21.6	21.6
Return on assets – expected	(16.7)	(16.5)	(17.5)	—	—	—	(16.7)	(16.5)	(17.5)
Amortization of losses	20.3	19.5	18.0	5.8	4.1	2.5	26.1	23.6	20.5
Amortization of prior service cost (credit)	(4.6)	(4.6)	(4.6)	1.1	1.7	1.7	(3.5)	(2.9)	(2.9)
Curtailment (gain)	—	—	—	—	(0.1)	—	—	(0.1)	—
Net periodic postretirement cost	$16.1	16.8	14.8	$10.3	9.0	6.9	$26.4	25.8	21.7
The components of net periodic postretirement cost other than the service cost component are included in interest and other nonoperating income (expense) in the consolidated statements of operations.

Obligations and Funded Status
Changes in the accumulated postretirement benefit obligation (“APBO’) and plan assets related to retirement healthcare benefits are as follows:

(In millions)	UMWA Plans		Black Lung and Other Plans		Total
Years Ended December 31,	2018	2017	2018	2017	2018	2017

APBO at beginning of year	$513.5	444.2	75.8	66.1	589.3	510.3
Service cost	—	—	0.2	0.1	0.2	0.1
Interest cost	17.1	18.4	3.2	3.2	20.3	21.6
Plan amendments	—	—	—	(1.1)	—	(1.1)
Acquisition	—	—	0.2	—	0.2	—
Curtailment	—	—	—	(2.4)	—	(2.4)
Benefits paid	(28.6)	(33.5)	(8.2)	(7.4)	(36.8)	(40.9)
Actuarial (gains) losses, net	(22.9)	84.4	6.4	17.3	(16.5)	101.7
Foreign currency exchange effects	—	—	(1.1)	—	(1.1)	—
APBO at end of year	$479.1	513.5	76.5	75.8	555.6	589.3

Fair value of plan assets at beginning of year	$219.2	217.6	—	—	219.2	217.6
Return on assets – actual	(7.6)	34.6	—	—	(7.6)	34.6
Employer contributions	(1.3)	0.5	8.2	7.4	6.9	7.9
Benefits paid	(28.6)	(33.5)	(8.2)	(7.4)	(36.8)	(40.9)
Fair value of plan assets at end of year	$181.7	219.2	—	—	181.7	219.2

Funded status	$(297.4)	(294.3)	(76.5)	(75.8)	(373.9)	(370.1)

Included in:
Current, included in accrued liabilities	$—	—	7.8	7.3	7.8	7.3
Noncurrent	297.4	294.3	68.7	68.5	366.1	362.8
Retirement benefits other than pension liability	$297.4	294.3	76.5	75.8	373.9	370.1

Other Changes in Plan Assets and Benefit Recognized in Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) of our retirement benefit plans other than pensions are as follows:

(In millions)	UMWA Plans		Black Lung and Other Plans		Total
Years Ended December 31,	2018	2017	2018	2017	2018	2017

Benefit plan net actuarial gain (loss) recognized in accumulated other comprehensive income (loss):
Beginning of year	$(309.8)	(263.0)	(43.0)	(32.2)	(352.8)	(295.2)
Net actuarial gains (losses) arising during the year	(1.4)	(66.3)	(6.4)	(14.9)	(7.8)	(81.2)
Reclassification adjustment for amortization of prior actuarial losses included in net income (loss)	20.3	19.5	5.8	4.1	26.1	23.6
Foreign currency exchange effects	—	—	0.7	—	0.7	—
End of year	$(290.9)	(309.8)	(42.9)	(43.0)	(333.8)	(352.8)

Benefit plan prior service (cost) credit recognized in accumulated other comprehensive income (loss):
Beginning of year	$37.3	41.9	0.7	(2.1)	38.0	39.8
Prior service credit from plan amendments during the year	—	—	—	1.1	—	1.1
Reclassification adjustment for amortization or curtailment of prior service cost included in net income (loss)	(4.6)	(4.6)	1.1	1.6	(3.5)	(3.0)
Foreign currency exchange effects	—	—	(0.3)	0.1	(0.3)	0.1
End of year	$32.7	37.3	1.5	0.7	34.2	38.0

UMWA Plans
The net actuarial losses of $1.4 million in 2018 arose primarily as a result of the return on assets being lower than expected ($24 million) and mortality and trend tables update ($32 million), largely offset by a higher discount rate at the end of the year ($33 million) and claims assumptions updates ($16 million). The net actuarial losses of $66.3 million in 2017 arose primarily as a result of claims experience impact ($38 million), a lower discount rate impact ($25 million) and excise tax update impact ($17 million), partially offset by return on assets being higher than expected ($18 million).

Black Lung and Other Plans
We recognized net actuarial losses of $6.4 million in 2018. This was primarily due to updates to the black lung census data that increased the obligation by $9 million, partially offset by a higher discount rate compared to the prior period of $4 million. We recognized net actuarial losses of $14.9 million in 2017. This was primarily related to the black lung census data and claims experience updates.

Assumptions
See Mortality Tables for our U.S. Retirement Benefits on page 84 for a description of the mortality assumptions.

The APBO for each of the plans was determined using the unit credit method and assumed rates as follows:

	2018	2017	2016

Weighted-average discount rate:
Postretirement cost:
UMWA plans	3.6%	4.1%	4.4%
Black lung	3.5%	3.9%	4.2%
Weighted-average	3.7%	4.2%	4.4%
Benefit obligation at year end:
UMWA plans	4.3%	3.6%	4.1%
Black lung	4.2%	3.5%	3.9%
Weighted-average	4.4%	3.7%	4.2%
Expected return on assets	8.00%	8.25%	8.25%

Healthcare Cost Trend Rates
For UMWA plans, the assumed healthcare cost trend rate used to compute the 2018 APBO is 6.5% for 2019, declining to 5.0% in 2026 and thereafter (in 2017: 6.5% for 2018 declining to 5.0% in 2024 and thereafter).  For the black lung obligation, the assumed healthcare cost trend rate used to compute the 2018 APBO was 5.0%.  Other plans in the U.S. provide for fixed-dollar value coverage for eligible participants and, accordingly, are not adjusted for inflation.

For the Canadian plan, the assumed healthcare cost trend rate used to compute the 2018 APBO is 6.5% for 2019, declining to 5.0% in 2026.  For the Brazilian plan, the assumed healthcare cost trend rate used to compute the 2018 APBO is 3.3%.

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

Excise Tax on Administrators by Patient Protection and Affordable Care Act of 2010
A 40% excise tax on third-party benefit plan administrators by the Patient Protection and Affordable Care Act will be imposed on high-cost health plans (“Cadillac plans”). The Tax Reform Act delayed the effective date of the excise tax on Cadillac plans to 2022.  We are currently unable to reduce the benefit levels of our UMWA medical plans to avoid this excise tax because these benefit levels are required by the Coal Industry Retiree Health Benefit Act of 1992.  We have assumed that the cost of the excise tax paid by administrators will be passed through to us in the form of higher premiums or higher claims administration fees, increasing our obligations.  Our plan obligations at December 31, 2018, include $30.5 million related to this tax ($34.5 million at December 31, 2017).

Cash Flows
Estimated Contributions from the Company to Plan Assets
Based on the funded status and assumptions at December 31, 2018, we expect the Company to contribute $7.8 million in cash to the plans to pay 2019 beneficiary payments for black lung and other plans.  We do not expect to contribute cash to our UMWA plans in 2019 since we believe these plans have sufficient amounts held in trust to pay for beneficiary payments until 2025 based on actuarial assumptions.  Our UMWA plans are not covered by ERISA or other funding laws or regulations that require these plans to meet funding ratios.

Estimated Future Benefit Payments from Plan Assets to Beneficiaries
Projected benefit payments of the plans in the next 10 years using assumptions in effect at December 31, 2018, are as follows:

(In millions)	UMWA Plans	Black Lung and Other Plans	Total

2019	$33.5	7.8	41.3
2020	33.6	7.3	40.9
2021	33.6	6.8	40.4
2022	34.2	6.4	40.6
2023	34.0	5.9	39.9
2024 through 2028	161.8	24.4	186.2

Retirement Plan Assets
U.S. Plans

		December 31, 2018			December 31, 2017
(In millions, except for percentages)	Fair Value Level	Total Fair Value	% Actual Allocation	% Target Allocation	Total Fair Value	% Actual Allocation	% Target Allocation

U.S. Pension Plans
Cash, cash equivalents and receivables		$4.1	—	—	4.6	1	—
Equity securities:
U.S. large-cap(a)	1	79.1	12	12	88.1	11	12
U.S. small/mid-cap(a)	1	28.5	4	5	36.4	5	5
International(a)	1	102.3	15	15	111.5	14	15
Emerging markets(b)	1	9.9	1	2	15.0	2	2
Dynamic asset allocation(c)	1	22.4	3	4	29.8	4	4
Fixed-income securities:
Long duration - mutual fund(d)	1	260.3	48	48	304.2	49	48
Long duration - Treasury strips(d)	2	68.6			74.5
High yield(e)	1	10.9	2	2	14.8	2	2
Emerging markets(f)	1	10.4	1	2	15.2	2	2
Other types of investments:
Core property(g) (l)		44.7	7	5	41.0	5	5
Structured credit(h) (l)		45.4	7	5	42.1	5	5
Total		$686.6	100	100	777.2	100	100

UMWA Plans
Equity securities:
U.S. large-cap(a)	1	$29.1	16	19	40.3	18	19
U.S. small/mid-cap(a)	1	12.0	7	8	16.8	8	8
International(a)	1	35.8	20	24	50.6	23	24
Emerging markets(b)	1	6.2	3	4	8.6	4	4
Dynamic asset allocation(c)	1	10.8	6	7	15.2	7	7
Fixed-income securities:
High yield(e)	1	3.3	2	2	4.3	2	2
Emerging markets(f)	1	6.1	3	4	8.7	4	4
Multi asset real return(i)	1	7.6	4	5	10.8	5	5
Other types of investments:
Core property(g) (l)		25.2	14	10	23.1	11	10
Structured credit(h) (l)		13.4	7	5	12.4	6	5
Global private equity(j) (l)		15.5	9	7	11.8	5	7
Energy debt(k) (l)		16.7	9	5	16.6	7	5
Total		$181.7	100	100	219.2	100	100

(a)
These categories include a passively managed U.S. large-cap equity mutual fund and actively managed U.S. small/mid-cap equity and Non-U.S. mutual funds that track various indices such as the S&P 500 Index, the Russell 2500 Index and the MSCI All Country World Ex-U.S. Index.

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

(d)
This category represents actively managed mutual funds that seek to duplicate the risk and return characteristics of a long-term fixed-income security portfolio with approximate duration of 10 to15 years and longer by using a long duration bond portfolio.  This category also includes Treasury future contracts and zero-coupon securities created by the U.S. Treasury.

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

The UMWA plans re-locked their energy debt investment for another three years, which now expires in 2022.

The global private equity investment cannot be redeemed due to the nature of the underlying investments. As the global private equity investment matures and becomes fully invested, liquidating distributions will be provided back to investors.  We expect to receive liquidating distributions over the stated life of the underlying investments.  We have $8 million in unfunded commitments related to the global private equity investment.

Most of the investments of our U.S. retirement plans can be redeemed daily. The structured credit investments can be redeemed quarterly with 65 days’ notice. The core property fund investment can be redeemed quarterly with 95 days’ notice. The energy debt investment can be redeemed semi-annually with 95 days' notice.

We believe all plans have sufficient liquidity to meet the needs of the plans' beneficiaries in all market scenarios.

Non-U.S. Plans

	December 31, 2018			December 31, 2017
(In millions, except for percentages)	Total Fair Value	% Actual Allocation	% Target Allocation	Total Fair Value	% Actual Allocation	% Target Allocation
Non-U.S. Pension Plans
Cash and cash equivalents	$0.8	—	—	0.3	—	—
Equity securities:
U.S. equity funds(a)	23.8			28.3
Canadian equity funds(a)	32.5			39.0
European equity funds(a)	4.0			4.8
Emerging markets(a)	4.8			5.6
Other non-U.S. equity funds(a)	21.2			24.8
Total equity securities	86.3	48	52	102.5	51	52
Fixed-income securities:
European fixed-income funds(b)	18.7			18.4
High-yield(c)	1.2			1.3
Emerging markets(d)	1.5			1.6
Long-duration(e)	70.4			77.1
Total fixed-income securities	91.8	51	47	98.4	49	47
Other types of investments:
Other	1.7			1.7
Total other types of investments	1.7	1	1	1.7	—	1
Total	$180.6	100	100	202.9	100	100

(a)
These categories are comprised of equity index actively and passively managed funds that track various indices such as S&P 500 Composite Total Return Index, Russell 2500 Index, MSCI World Index, S&P/TSX Total Return Index and others.  Some of these funds use a dynamic asset allocation investment strategy seeking to generate total return over time by selecting investments from among a broad range of asset classes, investing primarily through the use of derivatives.

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

Non-U.S. Plans - Fair Value Measurements

(In millions)	December 31, 2018	December 31, 2017

Quoted prices in active markets for identical assets (Level 1)	$163.4	182.6
Net asset value per share practical expedient(a)	17.2	20.3
Total fair value	$180.6	202.9

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

(In millions)
Years Ended December 31,	2018	2017	2016

U.S. 401(K)	$5.0	4.4	3.4
Other plans	4.9	4.6	4.5
Total	$9.9	9.0	7.9

Note 5 - Income Taxes

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

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Reform Act, the Company recorded provisional amounts as of December 31, 2017, in accordance with Staff Accounting Bulletin No. 118 ("SAB 118").  We recorded a provisional one-time non-cash charge of $92 million in the fourth quarter of 2017 to remeasure the deferred tax assets for the new rate and for other legislative changes.  In the fourth quarter of 2018, we recorded a benefit of $2.3 million to reverse a component of the provisional one-time non-cash charge as a result of guidance issued by the U.S. authorities.

We filed our 2017 U.S. federal income tax return in October 2018, which did not reflect a U.S. federal current tax liability for the transition tax due to our high-tax foreign income, but we recorded an incremental $1.3 million of foreign tax credits, offset with a full valuation allowance in the fourth quarter of 2018 which was in addition to the provisional $31.1 million foreign tax credit offset with a full valuation allowance related to the transition tax recorded in the fourth quarter of 2017. We did not record a current state tax liability related to the transition tax in accordance with the interpretation of existing state laws and the provisional estimates in the fourth quarter of 2017, but we recorded the state impact of the transition tax of $0.2 million when we filed our tax returns in the fourth quarter of 2018.
We adopted an accounting policy related to the provision of deferred taxes related to GILTI and determined that we would not record deferred taxes with respect to GILTI, but would instead treat GILTI as a current period cost.  We did not change our assertion on the determination of which subsidiaries that we consider to be permanently invested and for which we do not expect to repatriate to the U.S. as a result of the Tax Reform Act.  The accounting for the Tax Reform Act was completed in the fourth quarter of 2018 in accordance with SAB 118.

	Years Ended December 31,
(In millions)	2018	2017	2016

Income (loss) from continuing operations before income taxes
U.S.	$(32.9)	(41.6)	(28.3)
Foreign	75.4	223.1	153.3
Income from continuing operations before income taxes	$42.5	181.5	125.0

Provision (benefit) for income taxes from continuing operations
Current tax expense (benefit)
U.S. federal	$(2.3)	(33.7)	(3.3)
State	0.7	0.4	0.5
Foreign	92.1	96.8	84.2
Current tax expense	90.5	63.5	81.4

Deferred tax expense (benefit)
U.S. federal	(7.5)	106.2	0.6
State	(2.9)	(4.9)	(0.1)
Foreign	(10.1)	(7.1)	(3.4)
Deferred tax expense (benefit)	(20.5)	94.2	(2.9)
Provision for income taxes of continuing operations	$70.0	157.7	78.5

	Years Ended December 31,
(In millions)	2018	2017	2016

Comprehensive provision (benefit) for income taxes allocable to
Continuing operations	$70.0	157.7	78.5
Discontinued operations	—	(0.1)	(1.1)
Other comprehensive income (loss)	5.0	(1.8)	0.9
Equity	—	—	(0.2)
Comprehensive provision for income taxes	$75.0	155.8	78.1

Rate Reconciliation
The following table reconciles the difference between the actual tax rate on continuing operations and the statutory U.S. federal income tax rate of 21% for 2018 and 35% for 2017 and 2016.

	Years Ended December 31,
(In percentages)	2018	2017	2016

U.S. federal tax rate	21.0%	35.0%	35.0%
Increases (reductions) in taxes due to:
Venezuela deconsolidation and devaluations	62.4	—	2.9
Foreign rate differential	39.3	(3.7)	(1.6)
Taxes on cross border income, net of credits	22.6	2.6	2.2
Tax on accelerated U.S. income(a)	—	(0.2)	—
Adjustments to valuation allowances	13.1	3.4	18.2
Foreign income taxes	18.9	5.1	5.1
Tax reform	(4.9)	47.4	—
French business tax	8.0	2.0	3.0
State income taxes, net	(1.3)	(1.3)	(1.0)
Share-based compensation	(14.4)	(3.5)	(1.4)
Other	—	0.1	0.4
Actual income tax rate on continuing operations	164.7%	86.9%	62.8%

(a)
In the fourth quarter of 2015, we recognized a $23.5 million increase to current tax expense related to a transaction that accelerated U.S. taxable income. In 2017, we recognized a benefit of $0.4 million related to that transaction.

Components of Deferred Tax Assets and Liabilities

	December 31,
(In millions)	2018	2017

Deferred tax assets
Pension liabilities	$55.4	56.2
Retirement benefits other than pensions	73.8	71.8
Workers’ compensation and other claims	30.6	29.1
Property and equipment, net	7.1	5.2
Other assets and liabilities	88.5	88.6
Net operating loss carryforwards	42.0	41.1
Alternative minimum and other tax credits(a)	73.4	68.2
Subtotal	370.8	360.2
Valuation allowances	(100.7)	(98.9)
Total deferred tax assets	270.1	261.3

Deferred tax liabilities
Property and equipment, net	—	3.7
Goodwill and other intangibles	22.0	32.2
Other assets and miscellaneous	28.3	24.3
Deferred tax liabilities	50.3	60.2
Net deferred tax asset	$219.8	201.1

Included in:
Noncurrent assets	236.5	226.2
Noncurrent liabilities	(16.7)	(25.1)
Net deferred tax asset	$219.8	201.1

(a)
U.S. foreign tax credits of $69.6 million have a 10 year carryforward period and the remaining credits of $3.8 million have various carryforward periods. The U.S. foreign tax credits and other U.S. tax credits have a valuation allowance.

Valuation Allowances
Valuation allowances relate to deferred tax assets for certain federal credit carryforwards, certain state and non-U.S. jurisdictions.  Based on our analysis of positive and negative evidence including historical and expected future taxable earnings, and a consideration of available tax-planning strategies, we believe it is more-likely-than-not that we will realize the benefit of the existing deferred tax assets, net of valuation allowances, at December 31, 2018.

	Years Ended December 31,
(In millions)	2018	2017	2016

Valuation allowances:
Beginning of year	$98.9	62.8	45.7
Expiring tax credits	(0.6)	(0.4)	(0.4)
Acquisitions and dispositions	(0.7)	(3.4)	(0.3)
Changes in judgment about deferred tax assets(a)	—	(1.8)	2.6
Other changes in deferred tax assets, charged to:
Income from continuing operations	6.1	43.9	20.5
Other comprehensive income (loss)	(0.3)	0.2	0.7
Retained earnings(b)	—	—	2.5
Foreign currency exchange effects	(2.7)	(2.4)	(8.5)
End of year	$100.7	98.9	62.8

(a)
Changes in judgment about valuation allowances are based on a recognition threshold of “more-likely-than-not” of realizing beginning-of-year balances of deferred tax assets. Amounts are recognized in income from continuing operations.

(b)	In 2016, we recognized $2.5 million in retained earnings as a result of the early adoption of ASU 2016-09.

Net Operating Losses
The gross amount of the net operating loss carryforwards as of December 31, 2018, was $362.7 million.  The tax benefit of net operating loss carryforwards, before valuation allowances, as of December 31, 2018, was $42.0 million, and expires as follows:

(In millions)	Federal	State	Foreign	Total

Years of expiration
2019-2023	$—	—	5.5	5.5
2024-2028	—	0.6	3.2	3.8
2029 and thereafter	—	13.9	0.4	14.3
Unlimited	—	—	18.4	18.4
	$—	14.5	27.5	42.0

Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
(In millions)	2018	2017	2016

Uncertain tax positions:
Beginning of year	$10.4	6.4	6.9
Increases related to prior-year tax positions	0.3	0.1	0.6
Decreases related to prior-year tax positions	—	(0.5)	(0.4)
Increases related to current-year tax positions	1.3	1.4	1.2
Increases related to acquisitions	—	4.2	—
Decreases related to acquisitions	(0.2)	—	—
Settlements	(0.4)	(0.1)	(0.8)
Effect of the expiration of statutes of limitation	(1.1)	(0.8)	(0.8)
Foreign currency exchange effects	(0.8)	(0.3)	(0.3)
End of year	$9.5	10.4	6.4

Included in the balance of unrecognized tax benefits at December 31, 2018, are potential benefits of approximately $9.0 million that, if recognized, will reduce the effective tax rate on income from continuing operations.

We recognize accrued interest and penalties related to unrecognized tax benefits in provision (benefit) for income taxes. We reverse interest and penalties accruals when a statute of limitation lapses or when we otherwise conclude the amounts should not be accrued.  The impact of interest and penalties on the 2018 tax provision was not significant compared to the net increase (reversal) included in provision (benefit) for income taxes of ($0.3) million in 2017 and $0.1 million in 2016. We had accrued interest and penalties of $1.8 million at December 31, 2018, and $0.8 million at December 31, 2017.

We file income tax returns in the U.S. federal and various state and foreign jurisdictions. With a few exceptions, as of December 31, 2018, we were no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2015. Additionally, due to statute of limitations expirations and audit settlements, it is reasonably possible that approximately $1.4 million of currently remaining unrecognized tax positions may be recognized by the end of 2019.

Note 6 - Property and Equipment

The following table presents our property and equipment that is classified as held and used:

	December 31,
(In millions)	2018	2017

Land	$51.7	56.7
Buildings	199.9	220.5
Leasehold improvements	219.7	205.5
Vehicles	568.4	490.9
Capitalized software(a)	203.4	199.3
Other machinery and equipment	625.5	634.0
	1,868.6	1,806.9
Accumulated depreciation and amortization	(1,169.2)	(1,166.0)
Property and equipment, net	$699.4	640.9

(a)	Amortization of capitalized software costs included in continuing operations was $16.5 million in 2018, $20.5 million in 2017 and $19.6 million in 2016.

Note 7 - Acquisitions and Dispositions

In 2018, we acquired one business operation and additionally acquired a controlling interest in a second business operation. In 2017, we acquired six business operations. We accounted for these acquisitions as business combinations using the acquisition method. Under the acquisition method of accounting, assets acquired and liabilities assumed from these operations are recorded at fair value on the date of acquisition. The consolidated statements of operations include the results of operations for each acquired entity from the date of acquisition.

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

We have provisionally estimated fair values for the assets purchased, liabilities assumed and purchase consideration as of the date of the acquisition in the following table. The determination of estimated fair value required management to make significant estimates and assumptions. The amounts reported are considered provisional as we are completing the valuations that are required to allocate the purchase price. As a result, the allocation of the provisional purchase price may change in the future. Our fair value estimates of acquisition date intangible assets decreased approximately $20 million, acquisition date goodwill increased approximately $24 million, acquisition date other noncurrent assets increased approximately $11 million and acquisition date noncurrent liabilities increased approximately $13 million as compared to our initial estimates in the period of acquisition. There have been no other significant changes to our fair value estimates of the net assets acquired for the Dunbar acquisition.

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration

Cash paid through December 31, 2018	$546.8
Fair value of purchase consideration	$546.8

Fair value of net assets acquired

Cash	$25.8
Accounts receivable	31.9
Other current assets	11.7
Property and equipment, net	57.0
Intangible assets(a)	162.0
Goodwill(b)	307.1
Other noncurrent assets	21.1
Current liabilities	(29.7)
Noncurrent liabilities	(40.1)
Fair value of net assets acquired	$546.8

(a)
Intangible assets are composed of customer relationships ($148 million fair value and 15 year amortization period) and rights related to the trade name ($14 million fair value and 8 year amortization period). Final allocation will be determined once the valuation is complete.

(b)
Consists of intangible assets that do not qualify for separate recognition, combined with synergies expected from integrating Dunbar’s operations with our existing Brink’s U.S. operations. All of the goodwill has been assigned to the U.S. reporting unit and is expected to be deductible for tax purposes.

Maco Transportadora de Caudales S.A. (“Maco Transportadora”)
Argentine CIT and money processing business

On July 18, 2017, we acquired 100% of the shares of Maco Transportadora for approximately $206 million. The total purchase price will be paid in cash and approximately $190 million of the purchase consideration was paid to the sellers through December 31, 2018. The remaining amount will be paid in scheduled installments ending in the fourth quarter of 2019 with the final amount based partially on the retention of customer revenue versus a target revenue amount. This contingent consideration arrangement required us to pay a potential amount between $0 to $30 million based on retaining the revenue levels of existing customers at the acquisition date. If there is a shortfall in revenues, a multiple of 2.5 is applied to the revenue shortfall and the contingent consideration to be paid to the former owners is reduced.  We used a probability-weighted approach to estimate the fair value of the contingent consideration. The fair value of the contingent consideration reflected in the table below is the present value of the full $15 million which remains potentially payable as of December 31, 2018 as we believe it is unlikely that the contingent consideration payments will be reduced for a revenue shortfall.

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

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration

Cash paid through December 31, 2018	$189.6
Indemnification asset	(0.3)
Fair value of future payments to sellers	1.5
Contingent consideration	15.1
Fair value of purchase consideration	$205.9

Fair value of net assets acquired

Cash	$10.3
Accounts receivable	16.6
Other current assets	0.6
Property and equipment, net	2.4
Intangible assets(a)	60.2
Goodwill(b)	148.8
Other noncurrent assets	0.1
Current liabilities	(11.8)
Noncurrent liabilities	(21.3)
Fair value of net assets acquired	$205.9

(a)	Intangible assets are comprised of customer relationships, trade name and non-competition agreements.

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

On December 4, 2018, we acquired 60% of the shares of Worldbridge Secure Logistics Co., Ltd. ("Worldbridge"), a Cambodian company that provides CIT and money processing services.

The aggregate purchase price of these six business acquisitions (AATI, Pag Facil, LGS, Maco Litoral, Temis and Worldbridge) was approximately $156 million. These six acquired operations employ approximately 1,800 people in the aggregate.

For these six business acquisitions (AATI, Pag Facil, LGS, Maco Litoral, Temis and Worldbridge), we have estimated fair values for the assets purchased and liabilities assumed as of the date of the acquisitions. These estimated amounts are aggregated in the following table. The determination of estimated fair value required management to make significant estimates and assumptions. The amounts included in the table below for the Worldbridge acquisition are considered provisional as we are completing the valuation that is required to allocate the purchase price, as a result, the allocation of the purchase price and the amount of goodwill and intangibles may change in the future. Our fair value estimates of acquisition date goodwill increased approximately $9 million, acquisition date intangible assets decreased approximately $10 million and acquisition date noncurrent liabilities increased approximately $12 million as compared to our initial estimates in the period of acquisition. There have been no other significant changes to our fair value estimates of the net assets acquired for these acquisitions.

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration and noncontrolling interests

Cash paid through December 31, 2018	$162.5
Indemnification asset	(9.8)
Fair value of future payments to sellers	3.7
Fair value of purchase consideration	$156.4
Fair value of noncontrolling interests	1.1
Fair value of purchase consideration and noncontrolling interests	157.5

Fair value of net assets acquired

Cash	$7.6
Accounts receivable	20.3
Property and equipment, net	14.1
Intangible assets (a)	41.6
Goodwill (b)	115.8
Other current and noncurrent assets	7.4
Current liabilities	(23.7)
Noncurrent liabilities	(25.6)
Fair value of net assets acquired	$157.5

(a)	Intangible assets are comprised of customer relationships, trade names and non-competition agreements. Final allocation will be determined once all valuations have been completed.

(b)
Consists of intangible assets that do not qualify for separate recognition, combined with synergies expected from integrating these acquired operations into our existing operations. The goodwill from these acquisitions has been assigned to the following reporting units: AATI (U.S.), Pag Facil (Brazil), LGS and Maco Litoral (South America), Temis (France) and Worldbridge (Asia). We do not expect goodwill related to AATI, LGS, Maco Litoral, Temis or Worldbridge to be deductible for tax purposes. Goodwill related to Pag Facil will be deductible for tax purposes.

Actual and Pro Forma (unaudited) disclosures

The pro forma consolidated results of Brink’s presented below are unaudited and reflect a hypothetical ownership on January 1, 2016 of the businesses we acquired during 2017 and a hypothetical ownership as of January 1, 2017 for the businesses we acquired in 2018.

(In millions)	Revenue	Net income attributable to Brink's

Actual results included in Brink's consolidated 2018 and 2017 results for businesses acquired in 2018 and 2017 from the date of acquisition

Twelve months ended December 31, 2018
Dunbar	$148.7	2.4
Maco Transportadora	77.2	13.1
Other acquisitions(a)	104.8	2.9
Total	$330.7	18.4

Twelve months ended December 31, 2017
Dunbar	$—	—
Maco Transportadora	49.3	7.8
Other acquisitions(a)	50.8	2.2
Total	$100.1	10.0

Pro forma results of Brink's for the twelve months ended December 31,
2018
Brink's as reported	$3,488.9	(33.3)
Dunbar	244.0	5.4
Maco Transportadora(b)	—	—
Other acquisitions(b)	1.4	0.3
Total	$3,734.3	(27.6)

2017
Brink's as reported	$3,347.0	16.7
Dunbar	386.6	2.4
Maco Transportadora(b)	56.9	6.2
Other acquisitions(b)	66.7	2.8
Total	$3,857.2	28.1

(a)	Includes the actual results of AATI, Pag Facil, LGS, Maco Litoral, Temis and Worldbridge.

(b)	Represents amounts prior to acquisition by Brink's.

Acquisition costs

We have incurred $6.7 million in transaction costs related to business acquisitions in 2018 ($2.6 million in 2017). These costs are classified in the consolidated statement of operations as selling, general and administrative expenses.

Acquisition of noncontrolling interest

In November 2018, we completed the acquisition of the 42% noncontrolling interest in our consolidated subsidiary, Brink's de Colombia, S.A. We now own 100% of the shares of this subsidiary and we accounted for this increase in ownership interest as an equity transaction.

Dispositions

On June 1, 2018, we sold 100% of our ownership interest in a French airport security services company for a net sales price of approximately $19 million. We recognized an $11.2 million gain on the sale of this business, which is reported in interest and other nonoperating income (expense) in the consolidated statements of operations. The French airport security services company was part of the Rest of World reportable segment and reported revenues of $79 million in 2017.

Note 8 - Goodwill and Other Intangible Assets

Goodwill
The changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2018 and 2017 are as follows:

	December 31, 2018
(In millions)	Beginning Balance	Acquisitions/ Dispositions(a)	Currency	Ending Balance

Goodwill:
North America	$32.0	307.0	(2.0)	337.0
South America	214.9	(3.0)	(61.8)	150.1
Rest of World	206.8	(5.5)	(9.8)	191.5
Total Goodwill	$453.7	298.5	(73.6)	678.6

(a)
Includes adjustments related to prior year acquisitions of $0.1 million in North America, $3.0 million in South America and $0.8 million in Rest of World. Also includes derecognition of $6.2 million related to the disposition of our French airport security services company in Rest of World.

	December 31, 2017
(In millions)	Beginning Balance	Acquisitions/ Dispositions	Currency	Ending Balance

Goodwill:
North America	$23.9	7.8	0.3	32.0
South America	27.1	203.7	(15.9)	214.9
Rest of World	135.2	55.0	16.6	206.8
Total Goodwill	$186.2	266.5	1.0	453.7

Intangible Assets
The following table summarizes our other intangible assets by category:

	December 31, 2018			December 31, 2017
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average amortization period

Customer relationships	259.9	(58.9)	201.0	137.5	(51.9)	85.6	12.7
Indefinite-lived trade names	7.9	—	7.9	7.9	—	7.9	—
Finite-lived trade names	20.3	(3.8)	16.5	8.4	(2.3)	6.1	7.0
Other contract-related assets	5.7	(3.1)	2.6	6.6	(3.0)	3.6	5.7
Other	5.9	(5.0)	0.9	6.5	(4.0)	2.5	1.6
Total	$299.7	(70.8)	228.9	$166.9	(61.2)	105.7

Total amortization expense for our finite-lived intangible assets was $17.7 million in 2018 and $8.4 million in 2017.  Our estimated aggregate amortization expense for finite-lived intangibles recorded at December 31, 2018, for the next five years is as follows:

(In millions)	2019	2020	2021	2022	2023

Amortization expense	$20.5	19.9	19.5	18.2	17.5

Note 9 - Prepaid Expenses and Other

	December 31,
(In millions)	2018	2017

Prepaid expenses	$64.0	72.5
Mobile airtime inventory	5.8	4.8
Income tax receivable	37.6	21.1
Other	20.1	20.6
Prepaid expenses and other	$127.5	119.0

Note 10 - Other Assets

	December 31,
(In millions)	2018	2017

Deposits	$15.7	11.4
Deferred profit sharing asset	10.2	11.3
Income tax receivable	67.1	75.4
Equity method investment in unconsolidated entities	4.9	4.0
Stop loss insurance receivable(a)	19.0	—
Cash surrender value of life insurance policies	7.4	0.9
Indemnification asset	6.6	—
Debt issue costs	4.7	6.0
Marketable securities	3.8	4.1
Other	46.7	31.8
Other assets	$186.1	144.9

(a)	Represents stop loss insurance receivables in our Dunbar and Brink's U.S. operations.

Note 11 - Accumulated Other Comprehensive Income (Loss)

The following tables provide the components of other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive income (loss) into earnings:

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)

2018

Amounts attributable to Brink's:
Benefit plan adjustments	$(31.4)	8.6	65.0	(13.3)	28.9
Foreign currency translation adjustments(b)	(151.6)	—	107.2	(0.3)	(44.7)
Gains (losses) on cash flow hedges	0.3	—	(0.2)	—	0.1
	(182.7)	8.6	172.0	(13.6)	(15.7)

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	(0.8)	—	—	—	(0.8)
	(0.8)	—	—	—	(0.8)

Total
Benefit plan adjustments(a)	(31.4)	8.6	65.0	(13.3)	28.9
Foreign currency translation adjustments(b)	(152.4)	—	107.2	(0.3)	(45.5)
Gains (losses) on cash flow hedges(d)	0.3	—	(0.2)	—	0.1
	$(183.5)	8.6	172.0	(13.6)	(16.5)

2017

Amounts attributable to Brink's:
Benefit plan adjustments	$(99.3)	21.2	54.9	(18.2)	(41.4)
Foreign currency translation adjustments	22.7	(1.0)	—	—	21.7
Unrealized gains (losses) on available-for-sale securities	1.7	(0.6)	(1.5)	0.5	0.1
Gains (losses) on cash flow hedges	(0.1)	(0.1)	0.2	—	—
	(75.0)	19.5	53.6	(17.7)	(19.6)

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	(0.8)	—	0.7	—	(0.1)
Foreign currency translation adjustments	0.9	—	—	—	0.9
	0.1	—	0.7	—	0.8

Total
Benefit plan adjustments(a)	(100.1)	21.2	55.6	(18.2)	(41.5)
Foreign currency translation adjustments(b)	23.6	(1.0)	—	—	22.6
Unrealized gains (losses) on available-for-sale securities(c)	1.7	(0.6)	(1.5)	0.5	0.1
Gains (losses) on cash flow hedges(d)	(0.1)	(0.1)	0.2	—	—
	$(74.9)	19.5	54.3	(17.7)	(18.8)

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)

2016

Amounts attributable to Brink's:
Benefit plan adjustments	$(39.5)	16.7	51.3	(17.6)	10.9
Foreign currency translation adjustments	(26.6)	0.2	(0.1)	—	(26.5)
Unrealized gains (losses) on available-for-sale securities	0.4	(0.2)	(0.5)	0.2	(0.1)
Gains (losses) on cash flow hedges	(1.2)	—	2.0	(0.2)	0.6
	(66.9)	16.7	52.7	(17.6)	(15.1)

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	(1.5)	—	0.4	—	(1.1)
Foreign currency translation adjustments	0.4	—	—	—	0.4
	(1.1)	—	0.4	—	(0.7)

Total
Benefit plan adjustments(a)	(41.0)	16.7	51.7	(17.6)	9.8
Foreign currency translation adjustments(b)	(26.2)	0.2	(0.1)	—	(26.1)
Unrealized gains (losses) on available-for-sale securities(c)	0.4	(0.2)	(0.5)	0.2	(0.1)
Gains (losses) on cash flow hedges(d)	(1.2)	—	2.0	(0.2)	0.6
	$(68.0)	16.7	53.1	(17.6)	(15.8)

(a)
The amortization of actuarial losses and prior service cost is part of total net periodic retirement benefit cost when reclassified to net income (loss).  Net periodic retirement benefit cost also includes service cost, interest cost, expected returns on assets, and settlement costs. Total service cost is allocated between cost of revenues and selling, general and administrative expenses on a plan-by-plan basis and the remaining net periodic retirement benefit cost items are allocated to interest and other nonoperating income (expense):

	December 31,
(In millions)	2018	2017	2016

Total net periodic retirement benefit cost included in:
Cost of revenues	$8.4	9.0	8.9
Selling, general and administrative expenses	2.3	2.4	1.6
Interest and other nonoperating income (expense)	39.7	47.8	40.3

(b)
2018 foreign currency translation adjustment amounts reclassified to net income are due to the deconsolidation of Venezuela (see Note 1). 2018 foreign currency translation adjustment amounts arising during the current period reflect primarily the devaluation of the Argentine peso (prior to the July 1, 2018 highly inflationary designation) and Brazilian real.

(c)
Prior to adoption of ASU 2016-01 (see Note 1) in the first quarter of 2018, gains and losses on sales of available-for-sale securities were reclassified from accumulated other comprehensive loss to the consolidated statements of operations when the gains or losses were realized.  Pretax amounts were classified in the consolidated statements of operations as interest and other nonoperating income (expense).

(d)	Pretax gains and losses on cash flow hedges are classified in the consolidated statements of operations as

•	other operating income (expense) (no gains or losses in 2018, $0.1 million losses in 2017 and $1.3 million losses in 2016)

•	interest and other nonoperating income (expense) (no gains or losses in 2018, $0.1 million losses in 2017 and $0.3 million losses in 2016.)

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

(In millions)	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2015	$(570.5)	(322.6)	1.1	0.1	(891.9)
Other comprehensive income (loss) before reclassifications	(22.8)	(26.4)	0.2	(1.2)	(50.2)
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	33.7	(0.1)	(0.3)	1.8	35.1
Other comprehensive income (loss) attributable to Brink's	10.9	(26.5)	(0.1)	0.6	(15.1)
Balance as of December 31, 2016	(559.6)	(349.1)	1.0	0.7	(907.0)
Other comprehensive income (loss) before reclassifications	(78.1)	21.7	1.1	(0.2)	(55.5)
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	36.7	—	(1.0)	0.2	35.9
Other comprehensive income (loss) attributable to Brink's	(41.4)	21.7	0.1	—	(19.6)
Balance as of December 31, 2017	(601.0)	(327.4)	1.1	0.7	(926.6)
Other comprehensive income (loss) before reclassifications	(22.8)	(151.6)	—	0.3	(174.1)
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	51.7	106.9	—	(0.2)	158.4
Other comprehensive income (loss) attributable to Brink's	28.9	(44.7)	—	0.1	(15.7)
Cumulative effect of change in accounting principle(a)	—	—	(1.1)	—	(1.1)
Acquisitions of noncontrolling interests	—	(9.9)	—	—	(9.9)
Balance as of December 31, 2018	$(572.1)	(382.0)	—	0.8	(953.3)

(a)	We adopted ASU 2016-01 (see Note 1) effective January 1, 2018 and recognized a cumulative-effect adjustment to retained earnings.

Note 12 - Fair Value of Financial Instruments

Investments in Marketable Securities
We have investments in mutual funds that are carried at fair value in the financial statements. For these investments, fair value was based on quoted market prices, which we have categorized as a Level 1 valuation.

Fixed-Rate Debt
The fair value and carrying value of our fixed-rate debt, excluding any unamortized debt issuance costs, are as follows:

	December 31,
(In millions)	2018	2017

Senior unsecured notes
Carrying value	$600.0	600.0
Fair value	519.9	590.6

The fair value estimate of our senior unsecured notes was based on the present value of future cash flows, discounted at rates for similar instruments at the measurement date, which we have categorized as a Level 3 valuation.

Forward and Swap Contracts
We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At December 31, 2018, the notional value of our outstanding foreign currency forward and swap contracts was $168.0 million, with average maturities of approximately two months.  These foreign currency forward and swap contracts primarily offset exposures in the euro and the British pound and they are not designated as hedges for accounting purposes.  At December 31, 2018, the fair value of these foreign currency contracts was a net liability of $0.4 million, of which $0.1 million was included in prepaid expenses and other and $0.5 million was included in accrued liabilities on the consolidated balance sheet.

In the first quarter of 2016, we entered into two interest rate swaps to hedge cash flow risk associated with changes in variable interest rates and are designated as cash flow hedges for accounting purposes. At December 31, 2018, the notional value of these contracts was $40 million with a weighted-average maturity of 1.2 years. At December 31, 2018, the fair value of these interest rate swaps was a net asset of $1.1 million, of which $0.5 million was included in prepaid expenses and other and $0.6 million was included in other assets on the consolidated balance sheet.

The fair values of these forward and swap contracts are based on the present value of net future cash payments and receipts, which we have categorized as a Level 2 valuation.

Contingent Consideration
The estimated fair value of our liability for contingent consideration represents the fair value of the remaining potential amount payable for our acquisition of Maco Transportadora.  The remaining contingent amount is expected to be paid in a scheduled second installment in the fourth quarter of 2019, with the final amount paid based partially on the retention of customer revenue versus a target revenue amount. The remaining contingent consideration arrangement requires us to pay potential undiscounted amounts between $0 to $15.1 million based on retaining the revenue levels of existing customers at the acquisition dates.  If there is a shortfall in revenues, a multiple of 2.5 is applied to the revenue shortfall and the contingent consideration to be paid to the former owners is reduced.
We used a probability-weighted approach to estimate the fair value of this contingent consideration payment.  The fair value of the contingent consideration is the full $15.1 million potentially payable as of December 31, 2018 as we believe it is unlikely that the contingent consideration payment will be reduced for a revenue shortfall.
At December 31, 2018, this $15.1 million was included in accrued liabilities on the consolidated balance sheet.  The fair value of this liability was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 valuation.  The significant inputs in the Level 3 valuation not supported by market activity included our probability assessments of expected future cash flows related to our acquisition of this entity during the period from acquisition to the estimated settlement date of the remaining payment.

The contingent consideration payment may differ from the amount that is ultimately paid, with any changes in the liability recorded in interest and other nonoperating income (expense) in our consolidated statements of operations until the liability is settled.
Other Financial Instruments
Other financial instruments include cash and cash equivalents, accounts receivable, floating rate debt, accounts payable and accrued liabilities.  The financial statement carrying amounts of these items approximate the fair value.

There were no transfers in or out of any of the levels of the valuation hierarchy in 2018.

Note 13 - Accrued Liabilities

	December 31,
(In millions)	2018	2017

Payroll and other employee liabilities	$146.3	157.6
Taxes, except income taxes	93.4	95.7
Income taxes payable	17.8	26.0
Acquisition-related obligations	20.4	18.0
Workers’ compensation and other claims	22.3	16.8
Cash held by cash management services operations(a)	14.1	16.1
Cash supply chain deposit liability	35.3	10.9
Retirement benefits (see Note 4)	9.8	10.2
Other	142.7	137.2
Accrued liabilities	$502.1	488.5

(a)
Title to cash received and processed in certain of our secure cash management services operations transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we record a liability while the cash is in our possession.

Note 14 - Other Liabilities

	December 31,
(In millions)	2018	2017

Workers’ compensation and other claims	$89.4	57.7
Post-employment benefits	7.6	10.9
Asset retirement and remediation obligations	19.1	12.6
Acquisition-related obligations	—	17.8
Noncurrent tax liabilities	9.2	9.1
Other	43.4	42.1
Other liabilities	$168.7	150.2

Note 15 - Debt

	December 31,
(In millions)	2018	2017

Debt:
Short-term borrowings
Restricted cash borrowings (year-end weighted-average interest rate of 0.0% in 2018 and 0.0% in 2017(a)	$10.5	27.0
Other (year-end weighted-average interest rate of 10.1% in 2018 and 8.9% in 2017)	18.4	18.2
Total short-term borrowings	$28.9	45.2

Long-term debt
Bank credit facilities:
Term loan A (year-end effective interest rate of 4.3% in 2018 and 3.3% in 2017 )
less unamortized issuance cost of $1.8 million in 2018 and $2.3 million in 2017	$466.9	491.4
Senior unsecured notes (year-end effective interest rate of 4.6% in 2018 and 4.6% in 2017 )
less unamortized issuance cost of $8.0 million in 2018 and $8.8 million in 2017	592.0	591.2
Revolving Credit Facility (year-end weighted average interest rate of 4.2% in 2018)	340.0	—
Other primarily non-U.S. dollar-denominated facilities (year-end weighted-
average interest rate of 4.8% in 2018 and 4.4% in 2017)	5.7	12.0
Capital leases (year-end weighted-average interest rate of 4.4% in 2018 and 5.0% in 2017)	120.5	96.9
Total long-term debt	$1,525.1	1,191.5

Total Debt	$1,554.0	1,236.7

Included in:
Current liabilities	$82.4	97.1
Noncurrent liabilities	1,471.6	1,139.6
Total debt	$1,554.0	1,236.7

(a)
These 2018 and 2017 amounts are for short-term borrowings related to cash borrowed under lending arrangements used in the process of managing customer cash supply chains, which is currently classified as restricted cash and not available for general corporate purposes. See Note 20 for more details.

Long-Term Debt

Senior Secured Credit Facility
In October 2017, we entered into a new senior secured credit facility (the “Senior Secured Credit Facility”) with Wells Fargo Bank, National Association, as administrative agent, consisting of a $1 billion revolving credit facility (the "Revolving Credit Facility") and a $500 million term loan facility (the "Term Loan Facility"). Loans under the Revolving Credit Facility mature five years after the closing date (October 17, 2022) and loans under the Term Loan Facility amortize five percent annually and mature five years after the closing date. Interest rates for the Senior Secured Credit Facility are based on LIBOR plus a margin or an alternate base rate plus a margin. The Revolving Credit Facility allows us to borrow money or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of December 31, 2018, $660 million was available under the Revolving Credit Facility. The obligations under the Senior Secured Credit Facility are secured by a first-priority lien on all or substantially all of the assets of the Company and certain of its domestic subsidiaries, including a first-priority lien on equity interests of certain of the Company’s direct and indirect subsidiaries. The Company and certain of its domestic subsidiaries also guarantee the obligations under the Senior Secured Credit Facility.

The margin on both LIBOR and alternate base rate borrowings under the Senior Secured Credit Facility is based on the Company’s consolidated net leverage ratio. The margin on LIBOR borrowings, which can range from 1.25% to 2.50%, was 1.75% at December 31, 2018. The margin on alternate base rate borrowings, which can range from 0.25% to 1.50%, was 0.75% as of December 31, 2018. We also pay an annual commitment fee on unused portion the Revolving Credit Facility based on the Company’s consolidated net leverage ratio. The commitment fee, which can range from 0.15% to 0.40%, was 0.25% as of December 31, 2018.

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

The aggregate proceeds from the Senior Secured Credit Facility and the Senior Notes were used in part to repay certain prior indebtedness and certain fees and expenses related to the closing of the transactions. Borrowings were used for working capital needs, capital expenditures, acquisitions and other general corporate purposes.

Letter of Credit and Bank Guarantee Facilities
We have three committed letter of credit facilities totaling $104 million, of which approximately $44 million was available at December 31, 2018. At December 31, 2018, we had undrawn letters of credit and guarantees of $60 million issued under these facilities. The $40 million facility expires in January 2019, the $10 million facility expires in March 2019 and the $54 million facility expires in December 2019.

We have two uncommitted letter of credit facilities totaling $57 million, of which approximately $29 million was available at December 31, 2018. At December 31, 2018, we had undrawn letters of credit of $28 million issued under these facilities. The $17 million facility expires in August 2019 and the $40 million facility expires in September 2019.

The Senior Secured Credit Facility is also available for issuance of letters of credit and bank guarantees.

Minimum repayments of long-term debt are as follows:

(In millions)	Capital leases	Other long-term debt	Total

2019	$25.1	28.4	53.5
2020	23.5	26.3	49.8
2021	21.7	25.0	46.7
2022	19.7	733.7	753.4
2023	16.2	—	16.2
Later years	14.3	601.0	615.3
Total	$120.5	1,414.4	1,534.9

The Senior Secured Credit Facility, Senior Notes, the letter of credit facilities and bank guarantee facilities contain various financial and other covenants. The financial covenants, among other things, limit our ability to provide liens, restrict fundamental changes, limit transactions with affiliates and unrestricted subsidiaries, restrict changes to our fiscal year and to organizational documents, limit asset dispositions, limit the use of proceeds from asset sales, limit sale and leaseback transactions, limit investments, limit the ability to incur debt, restrict certain payments to shareholders, limit negative pledges, limit the ability to change the nature of our business, provide for a maximum consolidated net leverage ratio and provide for minimum coverage of interest costs. If we were not to comply with the terms of our various financing agreements, the repayment terms could be accelerated and the commitments could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other financing agreements. We were in compliance with all financial covenants at December 31, 2018.

Capital Leases
Property and equipment acquired under capital leases are included in property and equipment as follows:

	December 31,
(In millions)	2018	2017

Asset class:
Buildings	$2.2	2.2
Vehicles	212.4	175.7
Machinery and equipment	0.7	1.5
	215.3	179.4
Less: accumulated amortization	(91.3)	(76.4)
Total	$124.0	103.0

Note 16 - Accounts Receivable

	December 31,
(In millions)	2018	2017

Trade	$555.7	605.7
Other	53.9	47.8
Total accounts receivable	609.6	653.5
Allowance for doubtful accounts	(10.1)	(11.2)
Accounts receivable, net	$599.5	642.3

	Years Ended December 31,
(In millions)	2018	2017	2016

Allowance for doubtful accounts:
Beginning of year	$11.2	8.3	9.1
Provision for uncollectible accounts receivable	1.4	5.0	2.8
Write offs less recoveries	(0.9)	(1.0)	(3.0)
Foreign currency exchange effects	(1.6)	(1.1)	(0.6)
End of year	$10.1	11.2	8.3

Note 17 - Operating Leases

We lease facilities, vehicles, computers and other equipment under long-term operating and capital leases with varying terms.  Most of the operating leases contain renewal and/or purchase options.  We expect that in the normal course of business, the majority of operating leases will be renewed or replaced by other leases.

As of December 31, 2018, future minimum lease payments under noncancellable operating leases with initial or remaining lease terms in excess of one year are included below.

(In millions)	Facilities	Vehicles	Other	Total

2019	$51.7	18.3	33.4	103.4
2020	46.2	11.6	22.1	79.9
2021	39.5	7.6	10.4	57.5
2022	33.8	5.3	1.9	41.0
2023	29.4	2.3	0.3	32.0
Later years	130.3	—	—	130.3
	$330.9	45.1	68.1	444.1

The cost related to operating leases is recognized as rental expense.  Net rent expense included in continuing operations amounted to $121.9 million in 2018, $106.0 million in 2017 and $96.0 million in 2016.

Note 18 - Share-Based Compensation Plans

We have share-based compensation plans to attract and retain employees and nonemployee directors and to more closely align their interests with those of our shareholders.

We have outstanding share-based awards granted to employees under the 2013 Equity Incentive Plan (the "2013 Plan") and the 2017 Equity Incentive Plan (the "2017 Plan").  These plans permit grants of restricted stock, restricted stock units, performance stock, performance units, stock appreciation rights, stock options, as well as other share-based awards to eligible employees.  The 2013 Plan and the 2017 Plan also permit cash awards to eligible employees.  The 2017 Plan became effective May 2017.  No further grants of awards will be made under the 2013 Plan, although awards previously granted remain outstanding.

We also have outstanding deferred stock units granted to directors under the 2017 Plan. Share-based awards were previously granted to directors and remain outstanding under the Non-Employee Director's Equity Plan and the Directors’ Stock Accumulation Plan, which has expired.

There are 5.8 million shares underlying share-based plans that are authorized, but not yet granted.  Outstanding awards at December 31, 2018, include performance share units, restricted stock units, deferred stock units, performance-based stock options, time-based stock options and certain awards that will be settled in cash.

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

Compensation expenses are classified as selling, general and administrative expenses in the consolidated statements of operations.

Compensation expenses for the last three years and the amount of unrecognized expense for awards outstanding at December 31, 2018, were as follows:

	Compensation Expense			Unrecognized Expense for Nonvested Awards at	Weighted-average No. of Years Unrecognized Expense to be Recognized
	Years Ended December 31,			Dec 31, 2018
(in millions except years)	2018	2017	2016

Performance Share Units	$15.8	9.5	4.1	$16.6	1.7
Market Share Units	0.1	0.3	0.1	—	—
Restricted Stock Units	6.6	4.7	3.8	3.8	1.3
Deferred Stock Units and fees paid in stock	1.2	1.0	0.9	0.3	0.3
Performance-based Options	4.5	2.2	0.6	6.6	1.8
Time-based Vesting Options	—	—	—	—	1.8
Share-based payment expense	28.2	17.7	9.5
Income tax benefit	(6.5)	(3.4)	(3.0)
Share-based payment expense, net of tax	$21.7	14.3	6.5

Fair Value of Distributed or Exercised Awards
The fair value of shares distributed or options exercised in the last three years is as follows:

	Fair Value of Shares Distributed or Exercised(a)
	Years Ended December 31,
(in millions)	2018	2017	2016

Performance Share Units	$25.3	13.3	8.2
Market Share Units	8.2	4.3	2.7
Restricted Stock Units	8.0	7.3	4.1
Deferred Stock Units and fees paid in stock	0.7	2.7	1.9
Time-based Vesting Options(a)	2.2	2.0	5.3
Total	$44.4	29.6	22.2

Income tax benefit realized	$9.9	9.2	7.1

(a)	Intrinsic value for options.

Restricted Stock Units (“RSUs”)
We granted RSUs to select senior executives and employees in the last three years that contain only a service condition.  RSUs are paid out in shares of Brink’s stock when the awards vest.  For RSUs granted during the last three years, the units generally vest ratably in three equal annual installments.  We measure the fair value of RSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period. The weighted-average fair value per share at grant date was $72.31 in 2018, $55.85 in 2017 and $29.06 in 2016.  The weighted-average discount was approximately 2% in 2018, 2% in 2017 and 3% in 2016.

The following table summarizes RSU activity during 2018:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share

Nonvested balance as of December 31, 2017	265.8	$39.80
Activity from January 1 to December 31, 2018:
Granted	86.3	72.31
Forfeited	(7.6)	58.27
Vested	(108.7)	37.64
Nonvested balance as of December 31, 2018(a)	235.8	$52.63

(a)
Certain RSUs were modified in the fourth quarter of 2018 and the resulting impact was not material.  The weighted-average grant date fair value per share at December 31, 2018 reflects the inclusion of the modified fair value per share for the modified awards.

Performance Share Units (“PSUs”)
We granted Internal Metric PSUs ("IM PSUs") and Total Shareholder Return PSUs ("TSR PSUs") to select senior executives and employees in the last three years.

IM PSUs contain a performance condition as well as a service condition. We measure the fair value of these PSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period. IM PSUs granted in 2018 and 2017 have a three year performance period. For the majority of the IM PSUs granted in 2016, the performance period is two years, with an additional year of service required. Other IM PSUs granted in 2016 have a performance period of one year, with an additional two years of service required.

IM PSUs will be paid out in shares of Brink’s stock when the awards vest. For IM PSUs with a performance period greater than one year, the number of shares paid out ranges from 0% to 200% of an employee’s award, depending on the achievement of pre-established financial goals over the performance period, which can be three years or two years depending on the underlying award. Shares are not paid out if the financial results do not meet a pre-established threshold level of performance. For the IM PSUs granted in 2016 that have a one year performance period, the number of shares that will be paid out is either 0% or 100%, depending on the achievement of the specified performance goal.

TSR PSUs contain a market condition as well as a service condition. We measure the fair value of TSR PSUs at the grant date using a Monte Carlo simulation model. TSR PSUs granted have a three year performance period and typically vest at the end of three years. TSR PSUs are paid out in shares of Brink’s stock when the awards vest. The number of shares paid out ranges from 0% to 200% of an employee's award for the 2018 TSR PSU grants and from 0% to 150% of an employee’s award for the 2017 and 2016 TSR PSU grants, depending on Brink's relative TSR rank among a selected peer group.

The following table summarizes all PSU activity during 2018:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share

Nonvested balance as of December 31, 2017	671.2	$37.26
Activity from January 1 to December 31, 2018:
Granted	177.0	73.49
Forfeited	(13.2)	60.31
Vested(a)	(137.7)	29.17
Nonvested balance as of December 31, 2018(b)	697.3	$47.74

(a)
The vested PSUs presented are based on the target amount of the award. In accordance with the terms of the underlying award agreements, the actual shares earned and distributed for the performance period ended December 31, 2017 were 344.3.

(b)
Certain PSUs were modified in the fourth quarter of 2018 and the resulting impact was not material.  The weighted-average grant date fair value per share at December 31, 2018 reflects the inclusion of the modified fair value per share for the modified awards.

Market Share Units (“MSUs”)
Prior to 2016, we granted MSUs, which contained a market condition as well as a service condition. We measured the fair value of MSUs using a Monte Carlo simulation model.

MSUs were paid out in shares of Brink’s stock when the award vested.  MSUs reward the achievement of the appreciation of Brink’s stock over the performance period (generally three years) at a rate of 0% to 150% of the initial target number of shares awarded.  The multiplier to the initial target number of MSUs awarded is calculated as the ratio of the price of Brink’s stock at the end of the performance period divided by the price of Brink’s stock at the beginning of the performance period.  If the price of Brink’s stock at the end of the performance period was less than 50% of the initial price, no payout for MSUs would occur.

The following table summarizes all MSU activity during 2018:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share

Nonvested balance as of December 31, 2017	74.2	$30.37
Activity from January 1 to December 31, 2018:
Vested(a)	(74.2)	30.37
Nonvested balance as of December 31, 2018	—	$—

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

The following table provides the terms and weighted-average assumptions used in the Monte Carlo simulation model for the TSR PSUs granted in 2018, 2017 and 2016:

Terms and Assumptions Used to Estimate Fair Value	2018 TSR PSUs	2017 TSR PSUs	2016 TSR PSUs

Terms of awards:
Performance period	Jan. 1, 2018 to	Jan. 1, 2017 to	Jan. 1, 2016 to
	Dec. 31, 2020	Dec. 31, 2019	Dec. 31, 2018

Weighted-average assumptions used to estimate fair value:
Expected dividend yield(a)	0.8%	0.8%	1.4%
Expected stock price volatility(b)	29.9%	30.6%	29.1%
Risk-free interest rate(c)	2.4%	1.4%	0.8%
Contractual term in years	2.9	2.9	2.7

Weighted-average fair value estimates at grant date:
In millions	$3.2	$2.0	2.3
Fair value per share	$79.05	$67.81	31.64

(a)
TSR is determined assuming that dividends are reinvested. The stock price projection in the Monte Carlo simulation model assumed a 0% dividend yield, which is mathematically equivalent to reinvesting dividends over the performance period. For the valuation of the TSR PSU, because the holders of the awards have no rights to any dividend paid during the vesting period, we applied a dividend yield in the Monte Carlo simulation model to reduce the projected stock price as of the grant date.

(b)	The expected stock price volatility was calculated on the grant date for the most recent term equivalent to the contractual term in years.

(c)	The risk-free interest rate on each date of grant is the rate for a zero-coupon U.S. Treasury bill that was commensurate with the grant date contractual term.

Options
In 2018, 2017 and 2016, we granted performance-based stock options to select senior executives. These performance-based awards have a service condition as well as a market condition. In addition, some of the awards granted in 2016 contain a non-financial performance condition. We measure the fair value of these awards at the grant date using a Monte Carlo simulation model. No performance-based options were granted prior to 2016.

In 2017 and prior to 2013, we granted time-based vesting stock options to select senior executives and employees and to directors. We measure the fair value of these awards at the grant date using the Black-Scholes-Merton option pricing model.

When vested, options entitle the holder to purchase a specified number of shares of Brink’s stock at a price set at the date the options were granted.  The option price for Brink’s options was equal to the market price of Brink’s stock on the award date.  All options granted to employees have a maximum term of six years.

Performance-Based Option Activity
The table below summarizes the activity associated with grants of performance-based options:

	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted-Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(a) (in millions)

Outstanding at December 31, 2017	879.8	$37.95	$8.04
Granted	417.6	73.45	16.73
Forfeited or expired	(10.4)	73.45	17.92
Outstanding at December 31, 2018(b)	1,287.0	$49.18	$10.88	4.2	$23.5

Of the above, as of December 31, 2018:
Exercisable	—	$—		—	$—
Expected to vest in future periods(c)	1,271.2	$49.10		4.2	$23.3

(a)
The intrinsic value of a stock option is the difference between the market price of the shares underlying the option and the exercise price of the option.  The market price at December 31, 2018 was $64.65.

(b)
Certain performance options were modified in the fourth quarter of 2018 and the resulting impact was not material.  The weighted-average grant date fair value per share at December 31, 2018 reflects the inclusion of the modified fair value per share for the modified options.

(c)	The number of options expected to vest takes into account an estimate of expected forfeitures. We currently have applied a 0% expected forfeiture rate to the majority of the performance-based options.

The following table provides the term of the performance period and the weighted-average assumptions used in the Monte Carlo simulation model for the performance-based options:

Terms and Assumptions Used to Estimate Fair Value of Performance-Based Options Granted	2018	2017	2016

Terms of awards:
Performance period for achieving stock price hurdles	Three years from	Three years from	Three years from
	grant date	grant date	grant date

Assumptions used to estimate fair value:
Expected dividend yield(a)	0.8%	0.8%	1.3%
Expected stock price volatility(b)	29.3%	29.3%	30.9%
Risk-free interest rate(c)	2.6%	1.8%	1.1%
Expected term in years(d)	4.5	4.5	4.5

Weighted-average fair value estimates at grant date:
In millions	$7.0	$3.6	$3.5
Fair value per share	$16.73	$11.97	$6.01

(a)
Since the holders of the awards have no rights to any dividend paid during the vesting period, we applied a dividend yield in the Monte Carlo simulation model. At each grant date, the dividend yield was calculated based on the most recent annualized dividend payment and Brink's stock price at the date of grant.

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

Time-based Vesting Option Activity
The table below summarizes the activity associated with grants of time-based vesting options:

	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted-Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(a) (in millions)

Outstanding at December 31, 2017	40.6	$26.74	$8.66
Exercised	(37.9)	22.57	7.77
Outstanding at December 31, 2018(b)	2.7	$84.65	$21.09	4.8	$—

Of the above, as of December 31, 2018:
Exercisable	—	$—		—	$—
Expected to vest in future periods(c)	2.4	$84.65		4.8	$—

(a)
The intrinsic value of a stock option is the difference between the market price of the shares underlying the option and the exercise price of the option.  The market price at December 31, 2018 was $64.65 and, as a result, there was no intrinsic value associated with any of the options outstanding at December 31, 2018.

(b)
There were less than 0.1 million shares of exercisable options with a weighted-average exercise price of $22.57 per share at December 31, 2017 and 0.1 million shares of exercisable options with a weighted-average exercise price of $28.80 per share at December 31, 2016.

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

Deferred Stock Units (“DSUs”)
We granted DSUs to our nonemployee directors in 2018 and in prior years. We measure the fair value of DSUs at the grant date, based on the price of Brink's stock, and, if applicable, adjusted for a discount for dividends not received or accrued during the vesting period.

DSUs granted after 2014 will be paid out in shares of Brink's stock on the first anniversary of the grant date, provided that the director has not elected to defer the distribution of shares until a later date. DSUs granted prior to 2015, in general, will be paid out in shares of stock following separation from service.

The following table summarizes all DSU activity during 2018:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value

Nonvested balance as of December 31, 2017	10.9	$60.80
Activity from January 1 to December 31, 2018:
Granted	12.5	74.43
Vested	(10.9)	60.80
Nonvested balance as of December 31, 2018	12.5	$74.43

The weighted-average grant-date fair value estimate per share for DSUs granted was $74.43 in 2018, $60.80 in 2017 and $29.41 in 2016.

Other Share-Based Compensation
We have a deferred compensation plan that allows participants to defer a portion of their compensation into stock units.  Units will be redeemed by employees for an equal number of shares of Brink’s stock.  Employee accounts held 170,672 units at December 31, 2018, and 145,720 units at December 31, 2017.

We have a stock accumulation plan for our non-employee directors that, prior to 2014, provided for awards of stock units. Additionally, some fees paid to our directors are in the form of stock and may be deferred for distribution to a later date. Directors’ accounts held 18,159 units at December 31, 2018, and 15,895 units at December 31, 2017.

Note 19 - Capital Stock

Common Stock
At December 31, 2018, we had 100 million shares of common stock authorized and 49.7 million shares issued and outstanding.

Dividends
We paid regular quarterly dividends on our common stock during the last three years.  On January 17, 2019, the Board declared a regular quarterly dividend of 15 cents per share payable on March 1, 2019.  The payment of future dividends is at the discretion of the Board of Directors and is dependent on our future earnings, financial condition, shareholder equity levels, cash flow, business requirements and other factors.

Preferred Stock
At December 31, 2018, we had the authority to issue up to 2.0 million shares of preferred stock with a par value of $10 per share.

Share Repurchase Program
In May 2017, our board of directors authorized a $200 million share repurchase program, which will expire on December 31, 2019. We are not obligated to repurchase any specific dollar amount or number of shares, and, at December 31, 2018, approximately $106 million remains available under this program.  The timing and volume of share repurchases may be executed at the discretion of management on an opportunistic basis, or pursuant to trading plans or other arrangements.  Share repurchases under this program may be made in the open market, in privately negotiated transactions, or otherwise.

In December 2018, we entered into an ASR with a financial institution. In exchange for a $50 million up-front payment at the beginning of the purchase period, the financial institution delivered to us 700,000 shares of our common stock for an average repurchase price of $71.43 per share. The shares received were retired in the period they were delivered to us, and the up-front payment was accounted for as a reduction to shareholders' equity in the consolidated balance sheet. For purposes of calculating earnings per share, we reported the ASR as a repurchase of our common stock in December 2018 and as a forward contract indexed to our common stock. The ASR met all of the applicable criteria for equity classification, and, as a result, was not being accounted for as a derivative instrument.

The ASR purchase period subsequently ended in February 2019 and we received and retired an additional 37,387 shares under the ASR, resulting in an overall average repurchase price of $67.81 per share.

Additionally, during the year ended December 31, 2018, we used $43.5 million to repurchase, in the open market, 610,177 shares at an average repurchase price of $71.22 per share. These shares were retired upon repurchase.

Shares Used to Calculate Earnings per Share

	Years Ended December 31,
(In millions)	2018	2017	2016

Weighted-average shares

Basic(a)	50.9	50.7	50.0
Effect of dilutive stock awards	—	1.1	0.6
Diluted(a)	50.9	51.8	50.6

Antidilutive stock awards excluded from denominator	1.6	0.1	0.1

(a)
We have deferred compensation plans for directors and certain of our employees.  Some amounts owed to participants are denominated in common stock units.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average common stock units credited to employees and directors under the deferred compensation plans.  Additionally, nonvested units are also included in the computation of basic weighted-average shares when the requisite service period has been completed.  Accordingly, basic and diluted shares include weighted-average units of 0.3 million in 2018, 0.3 million in 2017 and 0.5 million in 2016.

Note 20 - Supplemental Cash Flow Information

	Years Ended December 31,
(In millions)	2018	2017	2016

Cash paid for:
Interest	$63.7	27.1	20.1
Income taxes, net	90.6	83.8	64.3

Non-cash Investing and Financing Activities
We acquired armored vehicles, CompuSafe® units and other equipment under capital lease arrangements in the last three years including $51.9 million in 2018, $51.7 million in 2017 and $29.4 million in 2016. Through the fourth quarter of 2018, we paid $16.3 million in scheduled installments on the Maco Transportadora acquisition that was completed in the third quarter of 2017. In 2017, we paid $90.9 million in scheduled installments related to the Maco Transportadora acquisition. These payments are reported as cash outflows from financing activities as the payments were made more than three months after the acquisition date.

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

At December 31, 2018, we held $136.1 million of restricted cash ($10.5 million represented short-term borrowings, $90.3 million represented restricted cash held for customers and $35.3 million represented accrued liabilities). At December 31, 2017, we held $112.6 million of restricted cash ($27.0 million represented short-term borrowings, $74.7 million represented restricted cash held for customers and $10.9 million represented accrued liabilities).

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31,
(In millions)	2018	2017
Cash and cash equivalents	$343.4	614.3
Restricted cash	136.1	112.6
Total, cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$479.5	726.9

Note 21 - Other Operating Income (Expense)

	Years Ended December 31,
(In millions)	2018	2017	2016

Foreign currency items:
Transaction gains (losses)(a)	$(13.9)	(9.2)	1.4
Foreign currency derivative instrument gains (losses)	7.7	0.8	(2.4)
Gains (losses) on sale of property and equity investment(b)	4.0	9.2	(1.3)
Impairment losses(c)	(6.5)	(3.4)	(20.6)
Share in earnings (losses) of equity affiliates	1.9	0.4	(1.5)
Royalty income	4.5	1.9	2.6
Gains on business acquisitions and dispositions	—	0.6	0.1
Other	0.6	3.0	1.6
Other operating income (expense)	$(1.7)	3.3	(20.1)

(a)
Includes losses from currency remeasurement in Argentina of $6.2 million in 2018 related to highly inflationary accounting. Prior to the June 30, 2018 deconsolidation, Venezuela reported remeasurement gains of $2.2 million in 2018 and remeasurement losses of $9.1 million in 2017 and $4.8 million in 2016 under highly inflationary accounting.

(b)	Includes a $3.0 million gain in 2018 and an $8.4 million gain in 2017 related to the sale of real estate in Mexico.

(c)	Includes $13.6 million of impairment losses in 2016 related to the 2016 reorganization and restructuring.

Note 22 - Interest and Other Nonoperating Income (Expense)

	Years Ended December 31,
(In millions)	2018	2017	2016

Interest income	$6.9	4.1	2.6
Gain on equity securities	3.2	1.5	0.5
Foreign currency transaction losses(a)	(15.5)	(7.6)	—
Derivative instruments	—	1.1	(0.6)
Retirement benefit cost other than service cost	(39.7)	(47.8)	(40.3)
Prepayment penalties(b)	—	(8.3)	—
Interest on Brazil tax claim(c)	—	(1.6)	—
Non-income taxes on intercompany billings(d)	(2.6)	(1.3)	(1.0)
Gain on a disposition of a subsidiary(e)	11.2	—	—
Other	(2.3)	(0.3)	(0.3)
Total	$(38.8)	(60.2)	(39.1)

(a)
Prior to the July 1, 2018 highly inflationary designation for accounting purposes, currency transaction losses incurred by Brink's Argentina related to its U.S. dollar-denominated payables to the sellers of Maco Transporatadora and Maco Litoral.

(b)	Penalties upon prepayment of Private Placement notes in September 2017 and a term loan in October 2017.

(c)
Related to an unfavorable court ruling in 2017 on a non-income tax claim in Brazil. The court ruled that Brink's must pay interest accruing from the initial claim filing in 1994 to the current date. The principal amount of the claim was approximately $1 million and was recognized in selling, general and administrative expenses in 2017.

(d)
Certain of our South American subsidiaries incur non-income taxes related to the billing of intercompany charges. These intercompany charges do not impact South America segment results and are eliminated in our consolidation.

(e)	Gain on the sale of our former French airport security services subsidiary in the second quarter of 2018.

Note 23 - Other Commitments and Contingencies

During the fourth quarter of 2018, we became aware of an investigation initiated by the Chilean Fiscalía Nacional Económica (the Chilean antitrust agency) related to potential anti-competitive practices among competitors in the cash logistics industry in Chile.  Because no legal proceedings have been initiated against Brink’s Chile, we cannot estimate the probability of loss or any range of possible loss at this time.  It is possible, however, that Brink’s Chile could become the subject of legal or administrative claims or proceedings that could result in a loss in a future period.

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

At December 31, 2018, we had noncancellable commitments for $34.4 million in equipment purchases, and information technology and other services.

Note 24 - Reorganization and Restructuring

2016 Reorganization and Restructuring
In the fourth quarter of 2016, management implemented restructuring actions across our global business operations and our corporate functions. As a result of these actions, we recognized $18.1 million in related 2016 costs and an additional $17.3 million in 2017 under this restructuring related to severance, asset-related adjustments, a benefit program termination and lease terminations. We recognized an additional $13.0 million in 2018 under this restructuring for severance costs and asset-related adjustments. The actions under this program were substantially completed in 2018, with cumulative pretax charges of approximately $48 million. Severance actions reduced our global workforce by approximately 800 positions.

The following table summarizes the costs incurred, payments and utilization, and foreign currency exchange effects of the 2016 reorganization and restructuring:

(In millions)	Asset Related Adjustments	Severance Costs	Lease Terminations	Benefit Program Termination	Total

Balance as of January 1, 2016	$—	—	—	—	—
Expense (benefit)	16.3	7.2	0.7	(6.1)	18.1
Payments and utilization	(16.3)	(0.2)	(0.1)	6.1	(10.5)
Balance as of December 31, 2016	$—	7.0	0.6	—	7.6
Expense (benefit)	4.1	10.4	0.6	2.2	17.3
Payments and utilization	(4.1)	(16.0)	(0.8)	(2.2)	(23.1)
Foreign currency exchange effects	—	0.2	—	—	0.2
Balance as of December 31, 2017	$—	1.6	0.4	—	2.0
Expense (benefit)	1.7	11.3	—	—	13.0
Payments and utilization	(1.7)	(12.4)	(0.2)	—	(14.3)
Foreign currency exchange effects	—	—	—	—	—
Balance as of December 31, 2018	$—	0.5	0.2	—	0.7

Executive Leadership and Board of Directors Restructuring
In January 2016, we announced Executive Leadership and Board of Directors restructuring actions and we recognized $4.3 million in charges in 2016 related to these actions.

2015 Reorganization and Restructuring
Brink's initiated a global restructuring of its business in the third quarter of 2015. We recognized $6.5 million in 2016 related to this restructuring for severance costs, contract terminations and lease terminations. The 2015 reorganization and restructuring reduced the global workforce by approximately 1,100 positions and resulted in approximately $20 million in 2016 savings. The actions under this program were substantially completed by the end of 2016, with cumulative pretax charges of approximately $18 million.

Other Restructurings
Management periodically implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized costs of $4.6 million in 2017 and $7.6 million in 2018, primarily severance costs. For the current restructuring actions, we expect to incur additional costs between $5 million and $7 million in future periods.

Note 25 - Selected Quarterly Financial Data (unaudited)

	2018 Quarters				2017 Quarters
(In millions, except for per share amounts)	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Revenues	$879.1	849.7	852.4	907.7	$788.4	805.9	849.5	903.2
Operating profit	64.8	61.7	67.0	81.2	70.9	48.3	66.4	88.3
Amounts attributable to Brink’s:
Income (loss) from:
Continuing operations	$22.1	(107.8)	17.5	34.9	$34.7	14.3	19.9	(52.0)
Discontinued operations	0.2	(0.1)	(0.1)	—	—	(0.1)	—	(0.1)
Net income (loss) attributable to Brink’s	$22.3	(107.9)	17.4	34.9	$34.7	14.2	19.9	(52.1)

Depreciation and amortization	$38.8	39.1	41.6	42.8	$33.9	34.6	37.9	40.2
Capital expenditures	36.7	36.6	30.7	51.1	27.8	43.3	46.3	57.1

Earnings (loss) per share attributable to Brink’s common shareholders:
Basic
Continuing operations	$0.43	(2.11)	0.34	0.69	$0.69	0.28	0.39	(1.02)
Discontinued operations	—	—	—	—	—	—	—	—
Net income (loss)	$0.44	(2.11)	0.34	0.69	$0.69	0.28	0.39	(1.03)

Diluted
Continuing operations	$0.42	(2.11)	0.34	0.68	$0.67	0.28	0.38	(1.02)
Discontinued operations	—	—	—	—	—	—	—	—
Net income (loss)	$0.43	(2.11)	0.34	0.68	$0.67	0.28	0.38	(1.03)

Earnings per share.  Earnings per share amounts for each quarter are required to be computed independently.  As a result, their sum may not equal the annual earnings per share.

Significant pretax items in a quarter.
Second quarter of 2018 Effective June 30, 2018, we deconsolidated our investment in Venezuela subsidiaries and recognized a pretax charge of $126.7 million. We also recognized currency transaction losses of $12.6 million related to Brink's Argentina's U.S. dollar-denominated payables to the sellers of Maco Transporatadora and Maco Litoral. In the second quarter, we sold our French airport security services subsidiary. We recognized a pretax gain on the sale of $11.2 million.

Third quarter of 2018 Effective July 1, 2018, we designated Argentina as highly inflationary and recognized an $8.1 million pretax remeasurement loss due to the significant Argentina currency devaluation that occurred in that quarter.

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

Note 26 - Subsequent Events

Business Acquisition
In January 2019, we acquired 100% of the capital stock of Rodoban Transportes Aereos e Terrestres Ltda., Rodoban Servicos e Sistemas de Seguranca Ltda., and Rodoban Seguranca e Transporte de Valores Ltda. (together "Rodoban") in Brazil for approximately $130 million. Rodoban provides cash-in-transit, money processing and ATM services and generates annual revenues of approximately $80 million. We are in the process of completing our initial accounting for this business combination.

Senior Secured Credit Facility Amendment
In February 2019, we amended our Senior Secured Credit Facility, which includes a $1 billion Revolving Credit Facility and a Term Loan Facility. Under the amendment, we increased our Term Loan Facility principal outstanding from approximately $469 million to $800 million. The proceeds from the amendment were used to repay outstanding principal under the Revolving Credit Facility as well as certain fees related to the closing of the transaction. Principal payments are due quarterly for the amended Term Loan Facility equal to 1.25% of the initial loan amount with a final payment due in February 2024. The maturity date for the Revolving Credit Facility was also extended from October 2022 to February 2024.

Interest Rate Swaps
In February 2019, we entered into a series of interest rate swaps with a total notional value of $400 million. These interest rate swaps are intended to hedge cash flow risk associated with our variable interest rate debt as we have locked into a fixed interest rate over the term of these contracts. We have designated these interest rate swaps as cash flow hedges for accounting purposes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that the company’s disclosure controls and procedures were effective as of December 31, 2018.

(b) Internal Controls over Financial Reporting

See pages 59 and 60 for Management’s Annual Report on Internal Control over Financial Reporting and the Attestation Report of the Registered Public Accounting Firm.

(c) Changes in Internal Controls over Financial Reporting

Other than the remediation of previously reported material weaknesses as described below, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Remediation of the 2017 Material Weaknesses

In 2017, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017 due to the material weaknesses in internal control over financial reporting. During 2018, our management, with the oversight of the Audit Committee of our Board of Directors, has been engaged in efforts to remediate the material weaknesses identified and disclosed in Item 9A of the annual report on Form 10-K for the year ended December 31, 2017. We have designed, implemented and tested enhancements to our internal control for operational effectiveness. Based on the results of our testing, management has concluded that the controls are adequately designed and have operated effectively for a sufficient period of time during 2018. Accordingly, the material weaknesses are considered to be remediated.

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

Our Chief Executive Officer is required to make, and he has made, an annual certification to the New York Stock Exchange (“NYSE”) stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE.  Our Chief Executive Officer made his annual certification to that effect to the NYSE as of May 29, 2018.  In addition, we are filing, as exhibits to this Annual Report on Form 10-K, the certification of our principal executive officer and principal financial officer required under sections 906 and 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

The information regarding executive officers is included in this report following Item 4, under the caption “Executive Officers of the Registrant.”  Other information required by Item 10 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2018.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2018.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2018.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	All financial statements – see pages 58–121.

	2.	Financial statement schedules – not applicable.

	3.	Exhibits – see exhibit index.

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

10.6*	Amended and Restated Executive Salary Continuation Plan, effective as of October 20, 2017. Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).

10.7*	2005 Equity Incentive Plan, as amended and restated as of February 19, 2010. Exhibit 10(f) to the Registrant’s Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).

10.8*	2013 Equity Incentive Plan, effective as of February 22, 2013. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 9, 2013.

10.9*	2017 Equity Incentive Plan, effective as of May 5, 2017. Exhibit 10.1 to the Registrant's Second Quarter 2017 Form 10-Q.

10.10*	Form of Option Agreement for options granted under 2005 Equity Incentive Plan, effective July 8, 2010. Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 12, 2010.

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

10.24*	Form of Restricted Stock Units Award Agreement, effective February 22, 2018. Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed February 26, 2018.

10.25*	Form of Internal Metric Performance Share Units Award Agreement, effective February 22, 2018. Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed February 26, 2018.

10.26*	Form of Relative Total Shareholder Return Performance Share Units Award Agreement, effective February 22, 2018. Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed February 26, 2018.

10.27*	Form of Stock Option Award Agreement, effective February 22, 2018. Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed February 26, 2018.

10.28*	Form of Restricted Stock Unit (RSU) Award Agreement, effective October 4, 2018.

10.29*	Form of Performance Share Units Award Agreement (Internal Metric), effective October 4, 2018.

10.30*	Form of Change in Control Agreement. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 26, 2018.

10.31*	Form of Indemnification Agreement entered into by the Registrant with its directors and officers. Exhibit 10(l) to the 1991 Form 10-K.

10.32*	Offer Letter, dated June 9, 2016, between The Brink’s Company and Douglas A. Pertz. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 10, 2016.

10.33*	Change in Control Agreement, dated February 23, 2018, between The Brink’s Company and Douglas A. Pertz. Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 26, 2018.

10.34*	Inducement Restricted Stock Unit Award Agreement with Douglas A. Pertz, effective June 9, 2016. Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

10.35*	Inducement Stock Option Award Agreement with Douglas A. Pertz, effective June 9, 2016. Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

10.36*	Offer Letter, dated July 14, 2016, between The Brink’s Company and Ronald J. Domanico. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 15, 2016.

10.37*	Offer Letter, dated July 28, 2016, between The Brink’s Company and Amit Zukerman. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 29, 2016.

10.38*	Non-Employee Directors’ Equity Plan, as amended and restated as of July 12, 2012. Exhibit 10.9 to the Registrant’s Second Quarter 2012 Form 10-Q.

10.39*
Form of Award Agreement for deferred stock units granted in 2008 under the Non-Employee Directors’ Equity Plan.  Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.40*
Form of Award Agreement for deferred stock units granted in 2009, 2010, 2011, 2012, 2013 and 2014 under the Non-Employee Directors’ Equity Plan.  Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

10.41*
Form of Award Agreement for deferred stock units granted in 2014 and 2015 to be distributed upon vesting under the Non-Employee Directors’ Equity Plan.  Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (the “Second Quarter 2014 Form 10-Q”).

10.42*	Plan for Deferral of Directors’ Fees, as amended and restated as of November 11, 2016. Exhibit 10(v) to the Registrant’s Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).

10.43	Amendment and Restatement of The Brink’s Company Employee Welfare Benefit Trust. Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

10.44
$1,500,000,000 Senior Secured Credit Facility, dated as of October 17, 2017, among The Brink’s Company, as Parent Borrower and as a Guarantor, the subsidiary borrowers referred to therein, as Subsidiary Borrowers, certain of Parent Borrower’s subsidiaries, as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, an Issuing Lender and Swingline Lender, and various other Lenders named therein. Exhibit 10.1 to the Registrant's Current Report on form 8-K filed on October 20, 2017.

10.45
First Amendment to Loan Documents, dated as of February 8, 2019, with Wells Fargo Bank, National Association, as existing administrative agent, Bank of America, N.A., as successor administrative agent, and the lenders party thereto. Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 13, 2019.

10.46
Stock Purchase Agreement, dated as of November 15, 2005, by and among BAX Holding Company, BAX Global Inc., The Brink’s Company and Deutsche Bahn AG.  Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed November 16, 2005.

10.47
Separation and Distribution Agreement between the Registrant and Brink’s Home Security Holdings, Inc. dated as of October 31, 2008.  Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 5, 2008.

10.48
Employee Matters Agreement between the Registrant and Brink’s Home Security Holdings, Inc. dated as of October 31, 2008.  Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed November 5, 2008.

10.49*	Severance Pay Plan of The Brink's Company effective November 13, 2015, as amended October 2018.

10.50	Succession Agreement by and between the Registrant and Thomas C. Schievelbein dated January 3, 2016. Exhibit 10.2 to the Registrant's Current Report on form 8-K filed January 5, 2016.

10.51*	Consulting Agreement dated December 31, 2018, by and between The Brink's Company and McAlister C. Marshall, II.

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer of the Brink's Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of the Brink's Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer of the Brink's Company pursuant to Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer of the Brink's Company pursuant to Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.

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

101
Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2018, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Consolidated Balance Sheets at December 31, 2018, and December 31, 2017, (ii)  the Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016, (iv) the Consolidated Statements of Equity for the years ended December 31, 2018, 2017 and 2016, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2019.

The Brink’s Company
(Registrant)

By	/s/ Douglas A. Pertz
Douglas A. Pertz
(President and
Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 26, 2019.

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