Form 10-Q
period 2019-03-31
BRINKS CO
filed 2019-04-24
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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
Yes  ☐  No  ☒
As of April 22, 2019, 49,868,974 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements
THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)

(In millions, except for per share amounts)	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$283.2	343.4
Restricted cash	97.1	136.1
Accounts receivable, net	641.0	599.5
Prepaid expenses and other	133.0	127.5
Total current assets	1,154.3	1,206.5

Right-of-use assets, net	292.2	—
Property and equipment, net	698.1	699.4
Goodwill	751.7	678.6
Other intangibles	266.6	228.9
Deferred income taxes	235.6	236.5
Other	203.5	186.1

Total assets	$3,602.0	3,236.0

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$23.4	28.9
Current maturities of long-term debt	69.5	53.5
Accounts payable	147.0	174.6
Accrued liabilities	553.6	502.1
Restricted cash held for customers	51.9	90.3
Total current liabilities	845.4	849.4

Long-term debt	1,596.5	1,471.6
Accrued pension costs	191.9	196.9
Retirement benefits other than pensions	365.7	366.1
Lease liabilities	237.6	—
Deferred income taxes	16.5	16.7
Other	169.1	168.7
Total liabilities	3,422.7	3,069.4

Commitments and contingent liabilities (notes 4, 8 and 14)

Equity:
The Brink's Company ("Brink's") shareholders:
Common stock, par value $1 per share:
Shares authorized: 100.0
Shares issued and outstanding: 2019 - 49.9; 2018 - 49.7	49.9	49.7
Capital in excess of par value	630.9	628.2
Retained earnings	464.7	429.1
Accumulated other comprehensive loss	(980.2)	(953.3)
Brink’s shareholders	165.3	153.7

Noncontrolling interests	14.0	12.9

Total equity	179.3	166.6

Total liabilities and equity	$3,602.0	3,236.0
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In millions, except for per share amounts)	2019	2018

Revenues	$905.0	879.1

Costs and expenses:
Cost of revenues	702.7	693.6
Selling, general and administrative expenses	141.7	123.1
Total costs and expenses	844.4	816.7
Other operating income (expense)	(2.2)	2.4

Operating profit	58.4	64.8

Interest expense	(23.0)	(15.0)
Interest and other nonoperating income (expense)	(11.2)	(13.1)
Income from continuing operations before tax	24.2	36.7
Provision for income taxes	9.7	11.4

Income from continuing operations	14.5	25.3

Income from discontinued operations, net of tax	—	0.2

Net income	14.5	25.5
Less net income attributable to noncontrolling interests	0.8	3.2

Net income attributable to Brink’s	13.7	22.3

Amounts attributable to Brink’s
Continuing operations	13.7	22.1
Discontinued operations	—	0.2

Net income attributable to Brink’s	$13.7	22.3

Income per share attributable to Brink’s common shareholders(a):
Basic:
Continuing operations	$0.27	0.43
Discontinued operations	—	—
Net income	$0.27	0.44

Diluted:
Continuing operations	$0.27	0.42
Discontinued operations	—	—
Net income	$0.27	0.43

Weighted-average shares
Basic	50.0	50.9
Diluted	50.9	52.1

Cash dividends paid per common share	$0.15	0.15
(a)   Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2019	2018

Net income	$14.5	25.5

Benefit plan adjustments:
Benefit plan actuarial gains	11.3	14.8
Benefit plan prior service costs	(1.3)	(0.8)
Total benefit plan adjustments	10.0	14.0

Foreign currency translation adjustments	0.6	1.0
Gains (losses) on cash flow hedges	(7.9)	0.4
Other comprehensive income before tax	2.7	15.4
Provision for income taxes	0.5	3.2

Other comprehensive income	2.2	12.2

Comprehensive income	16.7	37.7
Less comprehensive income attributable to noncontrolling interests	1.1	4.3

Comprehensive income attributable to Brink's	$15.6	33.4
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Equity
(Unaudited)

	Three-Months ended March 31, 2019
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCI*	Noncontrolling Interests	Total
Balance as of December 31, 2018	49.7	$49.7	628.2	429.1	(953.3)	12.9	166.6
Cumulative effect of change in accounting principle(a)	—	—	—	28.8	(28.8)	—	—
Net income	—	—	—	13.7	—	0.8	14.5
Other comprehensive income	—	—	—	—	1.9	0.3	2.2
Shares repurchased	—	—	(0.5)	0.5	—	—	—
Dividends to:
Brink’s common shareholders ($0.15 per share)	—	—	—	(7.4)	—	—	(7.4)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	9.4	—	—	—	9.4
Other share-based benefit transactions	0.2	0.2	(6.2)	—	—	—	(6.0)
Balance as of March 31, 2019	49.9	$49.9	630.9	464.7	(980.2)	14.0	179.3

	Three-Months ended March 31, 2018
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCI*	Noncontrolling Interests	Total
Balance as of December 31, 2017	50.5	$50.5	628.6	564.9	(926.6)	20.8	338.2
Cumulative effect of change in accounting principle(b)	—	—	—	3.3	(1.1)	—	2.2
Net income	—	—	—	22.3	—	3.2	25.5
Other comprehensive income	—	—	—	—	11.1	1.1	12.2
Dividends to:
Brink’s common shareholders ($0.15 per share)	—	—	—	(7.6)	—	—	(7.6)
Noncontrolling interests	—	—	—	—	—	(0.7)	(0.7)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	6.8	—	—	—	6.8
Other share-based benefit transactions	0.4	0.4	(10.5)	—	—	—	(10.1)
Balance as of March 31, 2018	50.9	$50.9	624.9	582.9	(916.6)	24.4	366.5

(a)
Effective January 1, 2019, we adopted the provisions of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. We recognized a cumulative effect adjustment to January 1, 2019 retained earnings as a result of adopting this standard. See Note 1 for further details.

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

THE BRINK’S COMPANY
and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2019	2018
Cash flows from operating activities:
Net income	$14.5	25.5
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(0.2)
Depreciation and amortization	47.8	38.8
Share-based compensation expense	9.4	6.8
Deferred income taxes	1.1	(4.1)
Gains on sale of property, equipment and marketable securities	(0.2)	(0.5)
Impairment losses	1.2	1.8
Retirement benefit funding (more) less than expense:
Pension	0.3	2.8
Other than pension	4.5	5.2
Remeasurement losses (gains) due to Argentina and Venezuela currency devaluations	3.9	(2.8)
Other operating	3.2	3.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and income taxes receivable	(36.8)	(32.7)
Accounts payable, income taxes payable and accrued liabilities	(47.9)	(13.6)
Restricted cash held for customers	(36.8)	44.0
Customer obligations	11.3	(0.5)
Prepaid and other current assets	(10.2)	(15.7)
Other	(3.3)	(1.1)
Net cash (used) provided by operating activities	(38.0)	56.8
Cash flows from investing activities:
Capital expenditures	(35.2)	(36.7)
Acquisitions, net of cash acquired	(129.9)	—
Marketable securities:
Purchases	(1.1)	(13.5)
Sales	0.4	0.5
Cash proceeds from sale of property and equipment	1.6	1.1
Net cash used by investing activities	(164.2)	(48.6)
Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term borrowings	(5.5)	16.1
Cash supply chain customer debt	—	0.9
Long-term revolving credit facilities:
Borrowings	310.2	—
Repayments	(502.9)	—
Other long-term debt:
Borrowings	333.2	1.6
Repayments	(8.0)	(13.3)
Payment of acquisition-related obligation	(1.5)	(0.1)
Debt financing costs	(3.9)	—
Dividends to:
Shareholders of Brink’s	(7.4)	(7.6)
Noncontrolling interests in subsidiaries	—	(0.7)
Tax withholdings associated with share-based compensation	(7.3)	(11.2)
Other	(0.3)	0.5
Net cash provided (used) by financing activities	106.6	(13.8)
Effect of exchange rate changes on cash	(3.6)	0.3
Cash, cash equivalents and restricted cash:
Increase (decrease)	(99.2)	(5.3)
Balance at beginning of period	479.5	726.9
Balance at end of period	$380.3	721.6

See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of presentation

The Brink’s Company (along with its subsidiaries, “Brink’s” or “we”) has three operating segments:

•	North America

•	South America

•	Rest of World

Our unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Argentina
We operate in Argentina through wholly owned subsidiaries and a smaller controlled subsidiary (together "Brink's Argentina"). Revenues from Brink's Argentina represented approximately 6% of our consolidated revenues for the first three months of 2019 and 8% of our consolidated revenues for the first three months of 2018. The operating environment in Argentina continues to present business challenges, including ongoing devaluation of the Argentine peso and significant inflation. In the first three months of 2019 and 2018, the Argentine peso declined approximately 13% (from 37.6 to 43.3 pesos to the U.S. dollar) and approximately 8% (from 18.6 to 20.2 pesos to the U.S. dollar), respectively. For the year ended December 31, 2018, the Argentine peso declined approximately 50% (from 18.6 to 37.6 pesos to the U.S. dollar).

Beginning July 1, 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, we consolidated Brink's Argentina using our accounting policy for subsidiaries operating in highly inflationary economies beginning with the third quarter of 2018. Argentine peso-denominated monetary assets and liabilities are remeasured at each balance sheet date using the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In the second half of 2018, we recognized a $6.2 million pretax remeasurement loss. In the first three months of 2019, we recognized a $3.9 million pretax remeasurement loss. At March 31, 2019, Argentina's economy remains highly inflationary for accounting purposes.

At March 31, 2019, we had net monetary assets denominated in Argentine pesos of $28.4 million (including cash of $17.2 million). At March 31, 2019, we had net nonmonetary assets of $149.7 million (including $99.8 million of goodwill). At March 31, 2019, we had no equity securities denominated in Argentine pesos.

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

As a result of the conditions described above, we concluded that, effective June 30, 2018, we did not meet the accounting criteria for control over our Venezuelan operations and, as a result, we began reporting the results of our investment in our Venezuelan subsidiaries using the cost method of accounting. This change resulted in a pretax charge of $127 million in the second quarter of 2018. The pretax charge included $106 million of foreign currency translation losses and benefit plan adjustments previously included in accumulated other comprehensive loss. It also included the derecognition of the carrying amounts of our Venezuelan operations’ assets and liabilities, including $32 million of assets and $11 million of liabilities, that were no longer reported in our condensed consolidated balance sheet as of June 30, 2018. We determined the fair value of our investment in, and receivables from, our Venezuelan subsidiaries to be insignificant based on our expectations of dividend payments and settlements of such receivables in future periods.  For reporting periods beginning after June 30, 2018, we have not included the operating results of our Venezuela operations. In 2019 and 2018, we provided immaterial amounts of financial support to our Venezuela operations. We may incur losses resulting from our Venezuelan business to the extent that we provide U.S. dollars or make future investments in our Venezuelan subsidiaries, including any additional investments made directly in our Venezuelan subsidiaries or additional costs incurred by us to address compliance with recent sanctions and other regulatory requirements imposed by the U.S. government that restrict our ability to conduct business in Venezuela.

We continue to monitor the situation in Venezuela, including the imposition of sanctions by the U.S. government targeting Venezuela.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of right-of-use assets and lease liabilities by lessees for certain leases classified as operating leases and also requires expanded disclosures regarding leasing activities. The accounting for capital leases remains substantially unchanged. We have adopted the standard effective January 1, 2019 and have elected to adopt the new standard at the adoption date through a cumulative-effect adjustment to the opening balance of retained earnings. Under this approach, we will continue to report comparative periods under ASC 840.

We have elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical lease classification. We also made an accounting policy election to exclude leases with an initial term of 12 months or less from the condensed consolidated balance sheet. We will recognize those lease payments in the condensed consolidated statements of operations on a straight-line basis over the lease term. As part of this adoption, we have implemented internal controls and key system functionality to enable the preparation of financial information.

The adoption of the standard resulted in recording right-of-use assets of $310.1 million and lease liabilities of $320.3 million as of January 1, 2019. The right-of-use assets are lower than the lease liabilities as existing deferred rent and lease incentive liabilities were recorded against the right-of-use assets at adoption in accordance with the standard. The standard did not affect our condensed consolidated statements of operations or our condensed consolidated statements of cash flows. The standard had no impact on our debt-covenant compliance under our current agreements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment, which eliminates the requirement that an entity perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. We early adopted this ASU effective January 1, 2019. The early adoption did not have any impact on our condensed consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies the application of hedge accounting guidance to better portray the economic results of risk management activities in the financial statements. The guidance expands the ability to hedge nonfinancial and financial risk components, reduces complexity in fair value hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, and eases certain hedge effectiveness assessment requirements. We adopted the standard effective January 1, 2019 with no significant impact on our condensed consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (“Tax Reform Act”). We adopted ASU 2018-02 effective January 1, 2019 and elected to recognize a cumulative-effect adjustment increasing retained earnings by $28.8 million related to the change in the U.S. federal corporate tax rate.

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

Taxes collected from customers and remitted to governmental authorities are not included in revenues in the condensed consolidated statements of operations.

Revenue Disaggregated by Reportable Segment and Type of Service

(In millions)	Core Services	High-Value Services	Other Security Services	Total
Three months ended March 31, 2019

Reportable Segments:
North America	$277.2	157.3	—	434.5
South America	119.2	108.1	3.0	230.3
Rest of World	88.0	119.3	32.9	240.2
Total	$484.4	384.7	35.9	905.0

Three months ended March 31, 2018

Reportable Segments:
North America	$190.0	130.1	—	320.1
South America	125.4	126.5	2.9	254.8
Rest of World	93.6	130.4	54.4	278.4
Total reportable segments	409.0	387.0	57.3	853.3

Not Allocated to Segments:
Venezuela	10.7	15.1	—	25.8
Total	$419.7	402.1	57.3	879.1

The majority of our revenues from contracts with customers are earned by providing services and these performance obligations are satisfied over time. Smaller amounts of revenues are earned from selling goods, such as safes, to customers where the performance obligations are satisfied at a point in time.

Certain of our high-value services involve the leasing of assets, such as safes, to our customers along with the regular servicing of those safe devices. Revenues related to the leasing of these assets are recognized in accordance with applicable lease guidance (ASC 842 beginning in 2019 and ASC 840 prior to 2019), but are included in the above table as the amounts are a small percentage of overall revenues.

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

The opening and closing balances of receivables, contract assets and contract liabilities related to contracts with customers are as follows:

(In millions)	Receivables	Contract Asset	Contract Liability

Opening (January 1, 2019)	$599.5	1.8	2.5
Closing (March 31, 2019)	641.0	1.2	5.4
Increase (decrease)	$41.5	(0.6)	2.9

The amount of revenue recognized in the three months ended March 31, 2019 that was included in the January 1, 2019 contract liability balance was $1.9 million. This revenue consists of services provided to customers who had prepaid for those services prior to the current year.

We also recognized revenue of $0.4 million in the three months ended March 31, 2019 from performance obligations satisfied in the prior year. This amount is a result of changes in the transaction price of our contracts with customers.

Contract Costs
Sales commissions directly related to obtaining new contracts with customers qualify for capitalization. These capitalized costs are amortized to expense ratably over the term of the contracts. At March 31, 2019, the net capitalized costs to obtain contracts was $1.9 million, which is included in other assets on the condensed consolidated balance sheet. Amortization expense was not significant and there were no impairment losses recognized related to these contract costs in the first three months of 2019.

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

Note 3 - Segment information

We identify our operating segments based on how our chief operating decision maker (“CODM”) allocates resources, assesses performance and makes decisions.  Our CODM is our President and Chief Executive Officer.  Our CODM evaluates performance and allocates resources to each operating segment based on a profit or loss measure which, at the reportable segment level, excludes the following:

•
Corporate expenses - former non-segment and regional management costs, currency transaction gains and losses, adjustments to reconcile segment accounting policies to U.S. GAAP, and costs related to global initiatives are excluded from segment results.

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

The following table summarizes our revenues and segment profit for each of our reportable segments and reconciles these amounts to consolidated revenues and operating profit:

	Revenues		Operating Profit
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2019	2018	2019	2018
Reportable Segments:
North America	$434.5	320.1	$44.0	20.6
South America	230.3	254.8	43.0	55.6
Rest of World	240.2	278.4	23.8	25.6
Total reportable segments	905.0	853.3	110.8	101.8

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	—	—	(27.1)	(31.1)
Foreign currency transaction gains (losses)	—	—	0.9	(0.5)
Reconciliation of segment policies to GAAP	—	—	0.2	1.3
Other items not allocated to segments:
Venezuela operations	—	25.8	—	3.5
Reorganization and Restructuring	—	—	(3.5)	(3.7)
Acquisitions and dispositions	—	—	(17.2)	(6.5)
Argentina highly inflationary impact	—	—	(4.3)	—
Reporting compliance(a)	—	—	(1.4)	—
Total	$905.0	879.1	$58.4	64.8

(a)	Costs related to accounting standard implementation and material weakness mitigation. Additional information provided at page 37.

Note 4 - Retirement benefits

Pension plans

We have various defined-benefit pension plans covering eligible current and former employees.  Benefits under most plans are based on salary and years of service.

The components of net periodic pension cost for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2019	2018	2019	2018	2019	2018

Three months ended March 31,

Service cost	$—	—	2.5	3.0	2.5	3.0
Interest cost on projected benefit obligation	8.5	8.0	2.6	4.0	11.1	12.0
Return on assets – expected	(12.7)	(13.4)	(2.6)	(2.9)	(15.3)	(16.3)
Amortization of losses	5.0	7.1	1.0	1.3	6.0	8.4
Amortization of prior service cost	—	—	—	0.2	—	0.2
Settlement loss	—	—	0.3	0.5	0.3	0.5
Net periodic pension cost	$0.8	1.7	3.8	6.1	4.6	7.8
We did not make cash contributions to the primary U.S. pension plan in 2018 or the first three months of 2019.  Based on assumptions described in our Annual Report on Form 10-K for the year ended December 31, 2018, we do not expect to make any additional contributions to the primary U.S. pension plan until 2022.

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

The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

	UMWA Plans		Black Lung and Other Plans		Total
(In millions)	2019	2018	2019	2018	2019	2018

Three months ended March 31,

Interest cost on accumulated postretirement benefit obligations	$5.0	4.5	0.9	0.7	5.9	5.2
Return on assets – expected	(3.3)	(4.2)	—	—	(3.3)	(4.2)
Amortization of losses	5.1	5.5	1.1	1.2	6.2	6.7
Amortization of prior service (credit) cost	(1.1)	(1.1)	(0.1)	0.3	(1.2)	(0.8)
Net periodic postretirement cost	$5.7	4.7	1.9	2.2	7.6	6.9
The components of net periodic pension cost and net periodic postretirement cost other than the service cost component are included in interest and other nonoperating income (expense) in the condensed consolidated statements of operations.

Note 5 - Income taxes

	Three Months Ended March 31,
	2019	2018
Continuing operations
Provision for income taxes (in millions)	$9.7	11.4
Effective tax rate	40.1%	31.1%

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

2019 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first three months of 2019 was greater than the 21% U.S. statutory tax rate primarily due to the geographical mix of earnings, the seasonality of book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on cross border payments and the characterization of a French business tax as an income tax, partially offset by the tax benefits related to the distribution of share-based payments.

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

Note 6 - Acquisitions and Dispositions

Acquisitions

We account for business combinations using the acquisition method. Under the acquisition method of accounting, assets acquired and liabilities assumed from these operations are recorded at fair value on the date of acquisition. The condensed consolidated statements of operations include the results of operations for each acquired entity from the date of acquisition.

Rodoban Transportes Aereos e Terrestres Ltda., Rodoban Servicos e Sistemas de Seguranca Ltda., and Rodoban Seguranca e Transporte de Valores Ltda ("Rodoban")
On January 4, 2019, we acquired 100% of the capital stock of Rodoban in Brazil for $131 million. Rodoban provides cash-in-transit, money processing and ATM services and generates annual revenues of approximately $80 million. The Rodoban business is expected to expand our operations in southeastern Brazil and will be integrated with our existing Brink's Brazil operations. Rodoban has approximately 2,900 employees, 13 branches and about 190 armored vehicles across its operations.

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

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration

Cash paid through March 31, 2019	$133.1
Indemnification asset	(1.9)
Fair value of purchase consideration	$131.2

Fair value of net assets acquired(a)

Cash	$1.4
Accounts receivable	8.2
Other current assets	0.4
Property and equipment, net	3.7
Intangible assets(b)	47.9
Goodwill(c)	80.4
Other noncurrent assets	5.1
Current liabilities	(9.6)
Noncurrent liabilities	(6.3)
Fair value of net assets acquired	$131.2

(a)	Final allocation will be determined once the valuation is complete.

(b)
Intangible assets are composed of customer relationships ($46 million fair value and 11 year amortization period), trade name ($1 million fair value and 1 year amortization period), and non-compete agreement ($1 million fair value and 5 year amortization period).

(c)
Consists of intangible assets that do not qualify for separate recognition, combined with synergies expected from integrating Rodoban’s operations with our existing Brink’s Brazil operations. All of the goodwill has been assigned to the Brazil reporting unit and is expected to be deductible for tax purposes.

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

We have provisionally estimated fair values for the assets purchased, liabilities assumed and purchase consideration as of the date of the acquisition in the following table. The determination of estimated fair value required management to make significant estimates and assumptions. The amounts reported are considered provisional as we are completing the valuations that are required to allocate the purchase price. As a result, the allocation of the provisional purchase price will change in the future. In the fourth quarter of 2018, our fair value estimates of acquisition date intangible assets decreased approximately $20 million, acquisition date goodwill increased approximately $24 million, acquisition date other noncurrent assets increased approximately $11 million and acquisition date noncurrent liabilities increased approximately $13 million as compared to our initial estimates in the period of acquisition. There have been no other significant changes to our fair value estimates of the net assets acquired for the Dunbar acquisition.

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration

Cash paid through March 31, 2019	$546.8
Fair value of purchase consideration	$546.8

Fair value of net assets acquired(a)

Cash	$25.8
Accounts receivable	31.9
Other current assets	11.7
Property and equipment, net	57.0
Intangible assets(b)	162.0
Goodwill(c)	307.1
Other noncurrent assets	21.1
Current liabilities	(29.7)
Noncurrent liabilities	(40.1)
Fair value of net assets acquired	$546.8

(a)	Final allocation will be determined once the valuation is complete.

(b)
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

Pro forma disclosures

The pro forma consolidated results of Brink’s presented below reflect a hypothetical ownership as of January 1, 2017 for the businesses we acquired during 2018 and a hypothetical ownership as of January 1, 2018 for the business we acquired in the first three months of 2019.

(In millions)	Revenue	Net income (loss) attributable to Brink's

Actual results included in Brink's consolidated results for businesses acquired in 2018 and 2019 from the date of acquisition

Three months ended March 31, 2019
Rodoban	$18.6	0.6
Dunbar	93.6	2.9
Total	$112.2	3.5

Three months ended March 31, 2018
Rodoban	$—	—
Dunbar	—	—
Total	$—	—

(In millions)	Revenue	Net income (loss) attributable to Brink's

Pro forma results of Brink's for the three months ended March 31
2019
Brink's as reported	$905.0	13.7
Rodoban(a)	0.6	—
Dunbar(a)	—	—
Total	$905.6	13.7

2018
Brink's as reported	$879.1	22.3
Rodoban(a)	20.6	(0.7)
Dunbar(a)	99.7	2.2
Total	$999.4	23.8

(a)	Represents amounts prior to acquisition by Brink's.

Acquisition costs

We have incurred $0.4 million in transaction costs related to business acquisitions in the first three months of 2019 ($0.5 million in the first three months of 2018). These costs are classified in the condensed consolidated statements of operations as selling, general and administrative expenses.

Note 7 - Accumulated other comprehensive income (loss)

Other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive loss into earnings, was as follows:

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Three months ended March 31, 2019

Amounts attributable to Brink's:
Benefit plan adjustments	$(1.3)	0.2	11.3	(2.7)	7.5
Foreign currency translation adjustments	0.3	—	—	—	0.3
Gains (losses) on cash flow hedges	(5.3)	1.1	(2.6)	0.9	(5.9)
	(6.3)	1.3	8.7	(1.8)	1.9

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	0.3	—	—	—	0.3
	0.3	—	—	—	0.3

Total
Benefit plan adjustments(a)	(1.3)	0.2	11.3	(2.7)	7.5
Foreign currency translation adjustments	0.6	—	—	—	0.6
Gains (losses) on cash flow hedges(b)	(5.3)	1.1	(2.6)	0.9	(5.9)
	$(6.0)	1.3	8.7	(1.8)	2.2

Three months ended March 31, 2018

Amounts attributable to Brink's:
Benefit plan adjustments	$(1.0)	0.3	14.8	(3.4)	10.7
Foreign currency translation adjustments	0.1	—	—	—	0.1
Gains (losses) on cash flow hedges	0.4	(0.1)	—	—	0.3
	(0.5)	0.2	14.8	(3.4)	11.1

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	—	—	0.2	—	0.2
Foreign currency translation adjustments	0.9	—	—	—	0.9
	0.9	—	0.2	—	1.1

Total
Benefit plan adjustments(a)	(1.0)	0.3	15.0	(3.4)	10.9
Foreign currency translation adjustments	1.0	—	—	—	1.0
Gains (losses) on cash flow hedges(b)	0.4	(0.1)	—	—	0.3
	$0.4	0.2	15.0	(3.4)	12.2

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

	Three Months Ended March 31,
(In millions)	2019	2018
Total net periodic retirement benefit cost included in:
Cost of revenues	$1.9	2.4
Selling, general and administrative expenses	0.6	0.6
Interest and other nonoperating income (expense)	9.7	11.7

(b)	Pretax gains and losses on cash flow hedges are classified in the condensed consolidated statements of operations as:

•	other operating income (expense) ($3.8 million gain in the three months ended March 31, 2019 and no gains or losses in the three months ended March 31, 2018)

•	interest expense ($1.2 million of expense in the three months ended March 31, 2019).

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

(In millions)	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2018	$(572.1)	(382.0)	0.8	(953.3)
Other comprehensive income (loss) before reclassifications	(1.1)	0.3	(4.2)	(5.0)
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	8.6	—	(1.7)	6.9
Other comprehensive income (loss) attributable to Brink's	7.5	0.3	(5.9)	1.9
Cumulative effect of change in accounting principle(a)	(28.8)	—	—	(28.8)
Balance as of March 31, 2019	$(593.4)	(381.7)	(5.1)	(980.2)

(a)	We adopted ASU 2018-02 (see Note 1) effective January 1, 2019 and recognized a cumulative-effect adjustment to retained earnings.

Note 8 - Fair value of financial instruments

Investments in Mutual Funds
We have investments in mutual funds that are carried at fair value in the financial statements. For these investments, fair value was based on quoted market prices, which we have categorized as a Level 1 valuation.

Fixed-Rate Debt
The fair value and carrying value of our fixed-rate debt are as follows:

(In millions)	March 31, 2019	December 31, 2018

Senior unsecured notes
Carrying value	$600.0	600.0
Fair value	574.7	519.9

The fair value estimate of our senior unsecured notes was based on the present value of future cash flows, discounted at rates for similar instruments at the measurement date, which we have categorized as a Level 3 valuation.

Forward and Swap Contracts
We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At March 31, 2019, the notional value of our shorter term outstanding foreign currency forward and swap contracts was $146 million, with average maturities of approximately one month.  These shorter term foreign currency forward and swap contracts primarily offset exposures in the euro and the British pound and are not designated as hedges for accounting purposes and, accordingly, changes in their fair value are recorded immediately in earnings. At March 31, 2019, the fair value of these shorter term foreign currency contracts was not significant.

In the first quarter of 2019, we entered into a longer term cross currency swap contract to hedge exposure in Brazilian real, which is designated as a cash flow hedge for accounting purposes. At March 31, 2019, the notional value of this longer term contract was $143 million with a weighted-average maturity of 2.7 years. We recognized net gains of $2.4 million on this contract, of which gains of $3.8 million were included in other operating income (expense) to offset transaction losses of $3.8 million and expenses of $1.4 million were included in interest expense in the first three months of 2019. At March 31, 2019, the fair value of the longer term cross currency swap contract was a $1.9 million net asset, of which a $6.1 million asset is included in other assets and a $4.2 million liability is included in accrued liabilities on the condensed consolidated balance sheet.

In the first quarter of 2016, we entered into two interest rate swaps that hedge cash flow risk associated with changes in variable interest rates and that are designated as cash flow hedges for accounting purposes. At March 31, 2019, the notional value of these contracts was $40 million with a remaining weighted-average maturity of 1.0 years. At March 31, 2019, the fair value of these interest rates swaps was a net asset of $0.8 million, of which $0.5 million was included in prepaid expenses and other and $0.3 million was included in other assets on the condensed consolidated balance sheet. The effect of these swaps are included in interest expense and were not significant in the first three months of 2019.

In the first quarter of 2019, we entered into ten interest rate swaps that hedge cash flow risk associated with changes in variable interest rates and that are designated as cash flow hedges for accounting purposes. At March 31, 2019, the notional value of these contracts was $400 million with a remaining weighted-average maturity of 2.5 years. At March 31, 2019, the fair value of these interest rate swaps was a net liability of $6.7 million, of which $0.5 million was included in accrued liabilities and $6.2 million was included in other liabilities on the condensed consolidated balance sheet. The effect of these swaps are included in interest expense and were not significant in the first three months of 2019.

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

We used a probability-weighted approach to estimate the fair value of these contingent consideration payments. The fair value of the contingent consideration is the full $15.1 million potentially payable as of March 31, 2019 as we believe it is unlikely that the contingent consideration payments will be reduced for a revenue shortfall.

At March 31, 2019, this $15.1 million was included in accrued liabilities on the condensed consolidated balance sheet. The fair value of this liability was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 valuation.  The significant inputs in the Level 3 valuation not supported by market activity included our probability assessments of expected future cash flows related to our acquisition of this entity during the period from acquisition to the estimated settlement date of the remaining payment.

The contingent consideration payments may differ from the amounts that are ultimately paid, with any changes in the liabilities recorded in interest and other nonoperating expense in our condensed consolidated statements of operations until the liabilities are settled.

Other Financial Instruments
Other financial instruments include cash and cash equivalents, accounts receivable, floating rate debt, accounts payable and accrued liabilities.  The financial statement carrying amounts of these items approximate the fair value.

There were no transfers in or out of any of the levels of the valuation hierarchy in the first three months of 2019.

Note 9 - Debt

	March 31,	December 31,
(In millions)	2019	2018
Debt:
Short-term borrowings
Restricted cash borrowings(a)	$10.3	10.5
Other	13.1	18.4
Total short-term borrowings	$23.4	28.9

Long-term debt
Bank credit facilities:
Term loan A(b)	$796.5	466.9
Senior unsecured notes(c)	592.2	592.0
Revolving Credit Facility	147.3	340.0
Other	6.7	5.7
Financing leases	123.3	120.5
Total long-term debt	$1,666.0	1,525.1

Total debt	$1,689.4	1,554.0

Included in:
Current liabilities	$92.9	82.4
Noncurrent liabilities	1,596.5	1,471.6
Total debt	$1,689.4	1,554.0

(a)
These amounts are for short-term borrowings related to cash borrowed under lending arrangements used in the process of managing customer cash supply chains, which is currently classified as restricted cash and not available for general corporate purposes. See Note 12 for more details.

(b)	Amounts outstanding are net of unamortized debt costs of $3.5 million as of March 31, 2019 and $1.8 million as of December 31, 2018.

(c)	Amounts outstanding are net of unamortized debt costs of $7.8 million as of March 31, 2019 and $8.0 million as of December 31, 2018.

Long-Term Debt

Senior Secured Credit Facility
In February 2019, we amended our senior secured credit facility (the “Senior Secured Credit Facility”) with Wells Fargo Bank, National Association, as administrative agent. After the amendment, the Senior Credit Facility consists of a $1 billion revolving credit facility (the "Revolving Credit Facility") and an $800 million term loan facility (the "Term Loan Facility"). Prior to the amendment, the Term Loan Facility had an outstanding balance of approximately $469 million. The proceeds from the amendment were used to repay outstanding principal under the Revolving Credit Facility as well as certain fees related to the closing of the transaction.

Loans under the Revolving Credit Facility mature five years after the amendment date (February 8, 2024). Principal payments are due quarterly for the amended Term Loan Facility equal to 1.25% of the initial loan amount with a final payment due on February 8, 2024. Interest rates for the Senior Secured Credit Facility are based on LIBOR plus a margin or an alternate base rate plus a margin. The Revolving Credit Facility allows us to borrow money or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of March 31, 2019, $853 million was available under the Revolving Credit Facility. The obligations under the Senior Secured Credit Facility are secured by a first-priority lien on all or substantially all of the assets of the Company and certain of its domestic subsidiaries, including a first-priority lien on equity interests of certain of the Company’s direct and indirect subsidiaries. The Company and certain of its domestic subsidiaries also guarantee the obligations under the Senior Secured Credit Facility.

The margin on both LIBOR and alternate base rate borrowings under the Senior Secured Credit Facility is based on the Company’s consolidated net leverage ratio. The margin on LIBOR borrowings, which can range from 1.25% to 2.00%, was 1.75% at March 31, 2019. The margin on alternate base rate borrowings, which can range from 0.25% to 1.00%, was 0.75% as of March 31, 2019. We also pay an annual commitment fee on the unused portion the Revolving Credit Facility based on the Company’s consolidated net leverage ratio. The commitment fee, which can range from 0.15% to 0.30%, was 0.25% as of March 31, 2019.

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

Letter of Credit Facilities and Bank Guarantee Facilities
We have two committed letter of credit facilities totaling $64 million, of which approximately $30 million was available at March 31, 2019. At March 31, 2019, we had undrawn letters of credit and guarantees of $34 million issued under these facilities. A $10 million facility expires in April 2022 and a $54 million facility expires in December 2019.

We have three uncommitted letter of credit facilities totaling $97 million, of which approximately $55 million was available at March 31, 2019. At March 31, 2019, we had undrawn letters of credit of $42 million issued under these facilities. A $17 million facility expires in August 2019, a $40 million facility expires in September 2019 and another $40 million facility expires in January 2020.

The Senior Secured Credit Facility is also available for issuance of letters of credit and bank guarantees.

The Senior Secured Credit Facility, Senior Unsecured Notes, the Letter of Credit Facilities and Bank Guarantee Facilities contain various financial and other covenants. The financial covenants, among other things, limit our ability to provide liens, restrict fundamental changes, limit transactions with affiliates and unrestricted subsidiaries, restrict changes to our fiscal year and to organizational documents, limit asset dispositions, limit the use of proceeds from asset sales, limit sale and leaseback transactions, limit investments, limit the ability to incur debt, restrict certain payments to shareholders, limit negative pledges, limit the ability to change the nature of our business, provide for a maximum consolidated net leverage ratio and provide for minimum coverage of interest costs. If we were not to comply with the terms of our various financing agreements, the repayment terms could be accelerated and the commitments could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other financing agreements. We were in compliance with all financial covenants at March 31, 2019.

Note 10 - Leases

We lease facilities, vehicles, CompuSafe® units, computers and other equipment under long-term operating and financing leases with varying terms.  Most of the operating leases contain renewal and/or purchase options at our sole discretion.  The renewal periods differ by asset class and by country and are included in our determination of lease term if we determine we are reasonably certain to exercise the option.

We have taken the component election for all material asset categories, except CompuSafe units and armored vehicles. This election allows us to account for lease components (e.g., fixed payments or variable payments that depend on a rate that can be determined at commencement, including rent for the right to use the asset) together with nonlease components (e.g., other fixed payments that deliver a good or service including common-area maintenance costs) in the calculation of the right-of-use asset and corresponding liability. Variable costs, such as inflation adjusted payments for facilities, or nonlease components that vary periodically (included as part of the component election), are expensed as incurred.

Our leases do not contain any material residual value guarantees or material restrictive covenants.

The components of lease assets and liabilities were as follows:

(In millions)	Balance sheet classification	March 31, 2019
Assets:
Operating lease assets	Right-of-use assets, net	$292.2
Finance lease assets	Property and equipment, net	130.9
Total leased assets		$423.1

Liabilities:
Current:
Operating	Accrued liabilities	$65.1
Financing	Current maturities of long-term debt	25.6
Noncurrent:
Operating	Lease liabilities	237.6
Financing	Long-term debt	97.7
Total lease liabilities		$426.0

The components of lease expense were as follows:

(In millions)	2019
Three Months Ended March 31,

Operating lease cost(a)	$24.8
Short-term lease cost	3.5
Financial lease cost:
Amortization of right-of-use assets	7.7
Interest on lease liabilities	1.7
Total lease cost	$37.7

(a)	Includes variable lease costs, which are immaterial.

Net rent expense and amortization expense and interest on financing leases included in continuing operations was $36.6 million for the three months ended March 31, 2018.

Other information related to leases was as follows:

(In millions, except for lease term and discount rate)	2019
Three Months Ended March 31,

Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22.4
Operating cash flows from finance leases	1.7
Financing cash flows from finance leases	6.9
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	27.1
Finance leases	12.1

Weighted Average Remaining Lease Term

Operating leases	7.5 years
Finance leases	5.2 years

Weighted Average Discount Rate

Operating leases	6.8%
Finance leases	5.7%

As of December 31, 2018, future minimum lease payments under noncancellable operating leases with initial or remaining lease terms in excess of one year were as follows:

(In millions)	Facilities	Vehicles	Other	Total

2019	$51.7	9.7	21.6	83.0
2020	46.2	5.5	15.5	67.2
2021	39.5	2.3	9.5	51.3
2022	33.8	0.6	5.3	39.7
2023	29.4	0.1	2.3	31.8
Later years	130.3	—	—	130.3
	$330.9	18.2	54.2	403.3

As of December 31, 2018, minimum repayments of long-term debt under financing leases were as follows:

(In millions)

2019	$25.1
2020	23.5
2021	21.7
2022	19.7
2023	16.2
Later years	14.3
Total	$120.5

Note 11 - Share-based compensation plans

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

Outstanding awards at March 31, 2019 include performance share units, restricted stock units, deferred stock units, performance-based stock options, time-based stock options and certain awards that will be settled in cash.

Compensation Expense
Compensation expense is measured using the fair-value-based method.  For employee and director awards considered equity grants, compensation expense is recognized from the award or grant date to the earlier of the retirement-eligible date or the vesting date. For awards considered liability awards, compensation cost is based on the change in the fair value of the instrument for each reporting period and the percentage of the requisite service that has been rendered. Compensation cost associated with liability awards was not significant in the three months ended March 31, 2019 or the prior year period.

Compensation expenses are classified as selling, general and administrative expenses in the condensed consolidated statements of operations. Compensation expenses for the share-based awards were as follows:

	Compensation Expense
	Three Months Ended March 31,
(in millions)	2019	2018

Performance Share Units	$5.8	3.9
Market Share Units	—	0.1
Restricted Stock Units	2.0	1.8
Deferred Stock Units and fees paid in stock	0.3	0.2
Stock Options	1.3	0.8
Share-based payment expense	9.4	6.8
Income tax benefit	(2.2)	(1.6)
Share-based payment expense, net of tax	$7.2	5.2

Performance-Based Stock Options
In 2018, 2017 and 2016, we granted performance-based stock options that have a service condition as well as a market condition. In addition, some of the awards granted in 2016 contain a non-financial performance condition. We measure the fair value of these performance-based options at the grant date using a Monte Carlo simulation model.

The following table summarizes performance-based stock option activity during the first three months of 2019:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2018	1,287.0	$10.88
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding balance as of March 31, 2019	1,287.0	$10.88

Time-Based Stock Options
We granted time-based stock options that contain only a service condition. We measure the fair value of these time-based options at the grant date using a Black-Scholes-Merton option pricing model.

The following table summarizes time-based stock option activity during the first three months of 2019:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2018	2.7	$21.09
Granted	129.9	21.60
Forfeited	—	—
Exercised	—	—
Outstanding balance as of March 31, 2019	132.6	$21.59

Restricted Stock Units (“RSUs”)
We granted RSUs that contain only a service condition. We measure the fair value of RSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period.

The following table summarizes RSU activity during the first three months of 2019:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2018	235.8	$52.63
Granted	80.4	77.99
Forfeited	(2.9)	64.37
Vested	(108.0)	45.24
Nonvested balance as of March 31, 2019	205.3	$66.28

Performance Share Units ("PSUs”)
We granted Internal Metric PSUs ("IM PSUs") and Total Shareholder Return PSUs ("TSR PSUs").

IM PSUs contain a performance condition as well as a service condition. We measure the fair value of these PSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period. For the IM PSUs granted in 2019, the performance period is from January 1, 2019 to December 31, 2021.

TSR PSUs contain a market condition as well as a service condition. We measure the fair value of PSUs containing a market condition at the grant date using a Monte Carlo simulation model.  For the TSR PSUs granted in 2019, the performance period is from January 1, 2019 to December 31, 2021.

The following table summarizes all PSU activity during the first three months of 2019:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2018	697.3	$47.74
Granted	191.0	81.43
Forfeited	(4.0)	63.18
Vested(a)(b)	(187.0)	29.76
Nonvested balance as of March 31, 2019	697.3	$61.76

(a)
The vested PSUs presented are based on the target amount of the award. In accordance with the terms of the underlying award agreements, the actual shares earned and distributed for the performance period ended December 31, 2018 were 225.9.

(b)	Certain PSUs were modified and distributed in the first quarter of 2019 and the resulting impact was not material.

Deferred Stock Units ("DSUs")
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

The following table summarizes all DSU activity during the first three months of 2019:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2018	12.5	$74.43
Granted	—	—
Forfeited	—	—
Vested	(0.7)	74.81
Nonvested balance as of March 31, 2019	11.8	$74.41

Note 12 - Capital Stock

Common Stock
At March 31, 2019, we had 100 million shares of common stock authorized and 49.9 million shares issued and outstanding.

Dividends
We paid regular quarterly dividends on our common stock during the last two years.  The payment of future dividends is at the discretion of the Board of Directors and is dependent on our future earnings, financial condition, shareholder equity levels, cash flow, business requirements and other factors.

Preferred Stock
At March 31, 2019, we had the authority to issue up to 2.0 million shares of preferred stock with a par value of $10 per share.

Share Repurchase Program
In May 2017, our board of directors authorized a $200 million share repurchase program, which will expire on December 31, 2019. We are not obligated to repurchase any specific dollar amount or number of shares, and, at March 31, 2019, approximately $106 million remains available under this program.  The timing and volume of share repurchases may be executed at the discretion of management on an opportunistic basis, or pursuant to trading plans or other arrangements.  Share repurchases under this program may be made in the open market, in privately negotiated transactions, or otherwise.

In December 2018, we entered into an accelerated share repurchase arrangement ("ASR") with a financial institution. In exchange for a $50 million up-front payment at the beginning of the purchase period, the financial institution delivered to us 700,000 shares of our common stock for an average repurchase price of $71.43 per share. The shares received were retired in the period they were delivered to us, and the up-front payment was accounted for as a reduction to shareholders' equity in the condensed consolidated balance sheet. For purposes of calculating earnings per share, we reported the ASR as a repurchase of our common stock in December 2018 and as a forward contract indexed to our common stock. The ASR met all of the applicable criteria for equity classification, and, as a result, was not accounted for as a derivative instrument.

The ASR purchase period subsequently ended in February 2019 and we received and retired an additional 37,387 shares under the ASR, resulting in an overall average repurchase price of $67.81 per share.

Additionally, during the year ended December 31, 2018, we used $43.5 million to repurchase 610,177 shares at an average price of $71.22 per share.  These shares were retired upon repurchase. No additional shares were repurchased in the the quarter ended March 31, 2019.

Shares Used to Calculate Earnings per Share

	Three Months Ended March 31,
(In millions)	2019	2018

Weighted-average shares:
Basic(a)	50.0	50.9
Effect of dilutive stock awards and options	0.9	1.2
Diluted	50.9	52.1

Antidilutive stock awards and options excluded from denominator	0.1	—

(a)
We have deferred compensation plans for directors and certain of our employees.  Some amounts owed to participants are denominated in common stock units.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average common stock units credited to employees and directors under the deferred compensation plans.  Additionally, nonvested units are also included in the computation of basic weighted-average shares when the requisite service period has been completed. Accordingly, included in basic shares are 0.3 million in the three months ended March 31, 2019, and 0.3 million in the three months ended March 31, 2018.

Note 13 - Supplemental cash flow information

	Three Months Ended March 31,
(In millions)	2019	2018
Cash paid for:
Interest	$15.3	7.5
Income taxes, net	11.4	20.5

Non-cash Investing and Financing Activities
We acquired $12.1 million in armored vehicles and other equipment under financing lease arrangements in the first three months of 2019 compared to $9.5 million in armored vehicles and other equipment acquired under financing lease arrangements in the first three months of 2018.

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

At March 31, 2019, we held $97.1 million of restricted cash ($10.3 million represented short-term borrowings, $51.9 million represented restricted cash held for customers, and $34.9 million represented accrued liabilities). At December 31, 2018, we held $136.1 million of restricted cash ($10.5 million represented short-term borrowings, $90.3 million represented restricted cash held for customers and $35.3 million represented accrued liabilities).

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

	March 31,	December 31,
(In millions)	2019	2018
Cash and cash equivalents	$283.2	343.4
Restricted cash	97.1	136.1
Total, cash, cash equivalents, and restricted cash in the condensed consolidated statements of cash flows	$380.3	479.5

Note 14 - Contingent matters

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

Note 15 - Reorganization and Restructuring

2016 Reorganization and Restructuring
In the fourth quarter of 2016, management implemented restructuring actions across our global business operations and our corporate functions. As a result of these actions, we recognized $18.1 million in 2016 costs and an additional $17.3 million in 2017 under this restructuring for additional costs related to severance, asset-related adjustments, a benefit program termination and lease terminations. We recognized additional charges of $2.7 million in the first three months of 2018 under this restructuring for severance costs and asset-related adjustments. The actions under this program were substantially completed in 2018.

Other Restructurings
Management periodically implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized charges of $1.0 million in the first three months of 2018 and $3.5 million in the first three months of 2019, primarily severance costs. For the current restructuring actions, we expect to incur additional costs between $4 million and $6 million in future periods.

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

RESULTS OF OPERATIONS

Consolidated Review

GAAP and Non-GAAP Financial Measures
We provide an analysis of our operations below on both a generally accepted accounting principles (“GAAP”) and non-GAAP basis.  The purpose of the non-GAAP information is to report our operating profit, income from continuing operations and earnings per share without certain income and expense items that do not reflect the regular earnings of our operations.  The non-GAAP financial measures are intended to provide investors with a supplemental comparison of our operating results and trends for the periods presented. Our management believes these measures are also useful to investors as they allow investors to evaluate our performance using the same metrics that our management uses to evaluate past performance and prospects for future performance. We do not consider these items to be reflective of our core operating performance due to the variability of these items from period-to-period in terms of size, nature and significance.  The non-GAAP adjustments used to reconcile our GAAP results are described on pages 36–37 and are reconciled to comparable GAAP measures on pages 41–43.

Definition of Organic Growth
Organic growth represents the change in revenues or operating profit between the current and prior period, excluding the effect of acquisitions and dispositions and changes in currency exchange rates. See definitions on page 35.

	Three Months Ended March 31,		%
(In millions, except for per share amounts)	2019	2018	Change
GAAP
Revenues	905.0	879.1	3
Cost of revenues	702.7	693.6	1
Selling, general and administrative expenses	141.7	123.1	15
Operating profit	58.4	64.8	(10)
Income (loss) from continuing operations(a)	13.7	22.1	(38)
Diluted EPS from continuing operations(a)	0.27	0.42	(36)

Non-GAAP(b)
Non-GAAP revenues	905.0	853.3	6
Non-GAAP operating profit	84.8	71.5	19
Non-GAAP income from continuing operations(a)	40.1	35.4	13
Non-GAAP diluted EPS from continuing operations(a)	0.79	0.68	16

(a)	Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.

(b)	Non-GAAP results are reconciled to the applicable GAAP results on pages 41–43.

Deconsolidation of Venezuela
Due to political and economic conditions in Venezuela, in the second quarter of 2018, we determined that we no longer met the accounting criteria for control over our Venezuelan operations. We expect these conditions to continue for the foreseeable future. Consequently, we began reporting the results of our investment in our Venezuelan subsidiaries using the cost method of accounting. We determined the fair value of our cost method investment in, and receivables from, our Venezuelan subsidiaries to be insignificant based on our expectations of dividend payments and settlements of such receivables in future periods. As a result, we deconsolidated our Venezuela subsidiaries and recognized a pretax loss of $126.7 million in the second quarter of 2018. This loss was excluded from our non-GAAP results.

GAAP Basis
Analysis of Consolidated Results: First Quarter 2019 versus First Quarter 2018
Consolidated Revenues  Revenues increased $25.9 million as the favorable impact of acquisitions ($100.0 million) and organic growth in South America ($30.1 million) and North America ($19.1 million) were partially offset by impact of unfavorable impact of currency exchange rates ($96.7 million) and the deconsolidation of Venezuela operations ($25.8 million) in the second quarter of 2018. The unfavorable currency impact was driven by the Argentine peso, Brazilian real and the euro. Revenues increased 3% on an organic basis due mainly to higher average selling prices in Argentina (including the effects of inflation) and organic revenue growth in Mexico due to volume growth and price increases. See above for our definition of “organic.”

Consolidated Costs and Expenses  Cost of revenues increased 1% to $702.7 million primarily due to the impact of acquisitions and inflation-based organic increases in labor and other operational costs, partially offset by changes in currency exchange rates and the deconsolidation of Venezuela operations in the second quarter of 2018. Selling, general and administrative costs increased 15% to $141.7 million due primarily to the impact of acquisitions, including integration costs, and inflation-based organic increases in labor and other administrative costs, partially offset by changes in currency exchange rates.

Consolidated Operating Profit  We believe our current operating profit margin in our North America segment is lower than our competitors as our vehicle and labor expenses are too high.  We are working to increase our operating profit margin by implementing productivity improvements aimed at reducing vehicle and labor expenses and by selling higher valued services.  We expect our North America segment operating profit margin will be comparable to our Rest of World segment in the future, but will not achieve the same level as our South America segment, where profit margins are higher for us and our competitors due to market conditions.
Operating profit decreased $6.4 million due mainly to:

•	unfavorable changes in currency exchange rates ($24.0 million) driven by the Argentine peso and Brazilian real,

•
higher costs related to business acquisitions and dispositions ($11.7 million) included in “Other items not allocated to segments”, primarily from the impact of intangible asset amortization and acquisition-related charges in the first quarter of 2019, and

•	deconsolidation of Venezuela in the second quarter of 2018 ($4.7 million), partially offset by:

•	organic increases in North America ($16.1 million) and South America ($5.2 million),

•	the favorable operating impact of business acquisitions and dispositions ($12.9 million), excluding intangible asset amortization and acquisition-related charges, and

•	lower corporate expenses ($2.8 million on an organic basis).

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Income from continuing operations attributable to Brink’s shareholders decreased $8.4 million to $13.7 million due to the operating profit decrease mentioned above and higher interest expense ($8.0 million), partially offset by lower income attributable to noncontrolling interests ($2.4 million), lower interest and other expense ($1.9 million), and lower income tax expense ($1.7 million). Earnings per share from continuing operations was $0.27, down from $0.42 in the first quarter of 2018.

Non-GAAP Basis
Analysis of Consolidated Results: First Quarter 2019 versus First Quarter 2018
Non-GAAP Consolidated Revenues  Non-GAAP revenues increased $51.7 million as the favorable impact of acquisitions ($100.0 million) and organic growth in South America ($30.1 million) and North America ($19.1 million) were partially offset by the unfavorable impact of currency exchange rates ($96.7 million). The unfavorable currency impact was driven by the Argentine peso, Brazilian real and the euro. Non-GAAP revenues increased 6% on an organic basis due mainly to higher average selling prices in Argentina (including the effects of inflation) and organic revenue growth in Mexico from volume growth and price increases. See above for our definition of “organic.”

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit increased $13.3 million due mainly to:

•	organic increases in North America ($16.1 million) and South America ($5.2 million),

•	the favorable operating impact of business acquisitions and dispositions ($12.9 million), and

•	lower corporate expenses ($2.8 million on an organic basis), partially offset by:

•	unfavorable changes in currency exchange rates ($22.2 million) driven by the Argentine peso and Brazilian real.

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders increased $4.7 million to $40.1 million due to the operating profit increase mentioned above, partially offset by higher interest expense ($6.7 million), higher interest and other expense ($2.8 million) and higher income tax expense ($0.5 million). Earnings per share from continuing operations was $0.79, up from $0.68 in the first quarter of 2018.

Revenues and Operating Profit by Segment: First Quarter 2019 versus First Quarter 2018

		Organic	Acquisitions /			% Change
(In millions)	1Q'18	Change	Dispositions(a)	Currency(b)	1Q'19	Total	Organic
Revenues:
North America	$320.1	19.1	99.8	(4.5)	434.5	36	6
South America	254.8	30.1	20.6	(75.2)	230.3	(10)	12
Rest of World	278.4	(0.8)	(20.4)	(17.0)	240.2	(14)	—
Segment revenues(e)	853.3	48.4	100.0	(96.7)	905.0	6	6

Other items not allocated to segments(d)	25.8	(25.8)	—	—	—	(100)	(100)
Revenues - GAAP	$879.1	22.6	100.0	(96.7)	905.0	3	3

Operating profit:
North America	$20.6	16.1	7.8	(0.5)	44.0	fav	78
South America	55.6	5.2	4.1	(21.9)	43.0	(23)	9
Rest of World	25.6	(1.5)	1.0	(1.3)	23.8	(7)	(6)
Segment operating profit	101.8	19.8	12.9	(23.7)	110.8	9	19
Corporate(c)	(30.3)	2.8	—	1.5	(26.0)	(14)	(9)
Operating profit - non-GAAP	71.5	22.6	12.9	(22.2)	84.8	19	32

Other items not allocated to segments(d)	(6.7)	(6.2)	(11.7)	(1.8)	(26.4)	unfav	93
Operating profit - GAAP	$64.8	16.4	1.2	(24.0)	58.4	(10)	25
Amounts may not add due to rounding.

(a)
Non-GAAP amounts include the impact of prior year comparable period results for acquired and disposed businesses. GAAP results also include the impact of acquisition-related intangible amortization, restructuring and other charges, and disposition-related gains/losses.

(b)
The amounts in the “Currency” column consist of the effects of Venezuela devaluations prior to deconsolidation, the effects of Argentina devaluations under highly inflationary accounting and the sum of monthly currency changes. Monthly currency changes represent the accumulation throughout the year of the impact on current period results of changes in foreign currency rates from the prior year period.

(c)	Corporate expenses are not allocated to segment results. Corporate expenses include salaries and other costs to manage the global business and to perform activities required by public companies.

(d)	See pages 36–37 for more information.

(e)	Segment revenues equal our total reported non-GAAP revenues.

Analysis of Segment Results: First Quarter 2019 versus First Quarter 2018

North America
Revenues increased 36% ($114.4 million) primarily due to the favorable impact of the Dunbar acquisition ($99.8 million) and 6% organic growth ($19.1 million) driven by volume growth and price increases in Mexico. Operating profit increased $23.4 million primarily due to organic growth in Mexico and the U.S. and the favorable impact of the Dunbar acquisition ($7.8 million). Organic profit growth in the U.S. was driven by price increases and lower labor costs and other productivity improvements, related to breakthrough initiatives and Dunbar acquisition synergies. Organic profit growth in Mexico was driven by higher volumes, price increases and labor-related productivity improvements.

South America
Revenues decreased 10% ($24.5 million) primarily due to the unfavorable impact of currency exchange rates ($75.2 million) mostly from the Argentine peso and Brazilian real, partially offset by 12% organic growth ($30.1 million) and the favorable impact of the Rodoban acquisition ($20.6 million). The organic growth was driven by inflation-based price increases in Argentina. Operating profit decreased 23% ($12.6 million) due to unfavorable currency ($21.9 million) driven by the Argentine peso and the Brazilian real, partially offset by organic growth ($5.2 million) and the favorable impact of the Rodoban acquisition ($4.1 million). The organic profit growth was driven by organic revenue growth in Argentina.

Rest of World
Revenues decreased 14% ($38.2 million) due to the unfavorable impact of dispositions ($20.4 million), primarily related to the disposition of the French airport security services company in the second quarter of 2018, the unfavorable impact of currency exchange rates ($17.0 million) and an organic decrease ($0.8 million). The organic decrease was due to continued pricing and volume pressure in France, slightly offset by growth in Greece, Israel and Asia Pacific. Operating profit decreased 7% ($1.8 million) due to an organic decrease ($1.5 million) and unfavorable currency ($1.3 million), partially offset by the favorable impact of dispositions ($1.0 million). The organic decrease was primarily related to Greece and Asia Pacific, slightly offset by organic growth in France.

Income and Expense Not Allocated to Segments

Corporate Expenses

	Three Months Ended March 31,		%
(In millions)	2019	2018	change
General, administrative and other expenses	$(27.1)	(31.1)	(13)
Foreign currency transaction gains (losses)	0.9	(0.5)	fav
Reconciliation of segment policies to GAAP	0.2	1.3	(85)
Corporate expenses	$(26.0)	(30.3)	(14)

Corporate expenses for the first three months of 2019 were down $4.3 million versus the prior year quarter primarily driven by lower security costs and currency transaction gains in the current year period. Corporate expenses include former non-segment and regional management costs, currency transaction gains and losses, costs related to global initiatives and adjustments to reconcile segment accounting policies to U.S. GAAP.

Other Items Not Allocated to Segments

	Three Months Ended March 31,		%
(In millions)	2019	2018	change
Revenues:
Venezuela operations	$—	25.8	(100)
Revenues	$—	25.8	(100)

Operating profit:
Venezuela operations	—	3.5	(100)
Reorganization and Restructuring	(3.5)	(3.7)	(5)
Acquisitions and dispositions	(17.2)	(6.5)	unfav
Argentina highly inflationary impact	(4.3)	—	unfav
Reporting compliance	(1.4)	—	unfav
Operating profit	$(26.4)	(6.7)	unfav

The impact of other items not allocated to segments was a loss of $26.4 million in the first three months of 2019 versus the prior year period loss of $6.7 million. The change was primarily due to higher acquisition-related charges, the impact of highly inflationary accounting in Argentina, profits from our Venezuela operations in the prior year quarter and certain reporting compliance costs in the current year period.
Venezuela operations Prior to the deconsolidation of our Venezuelan subsidiaries effective June 30, 2018, we excluded from our segment results all of our Venezuela operating results due to the Venezuelan government's restrictions that prevented us from repatriating funds. In light of these unique circumstances, our operations in Venezuela have been largely independent of the rest of our global operations. As a result, the Chief Executive Officer, the Company's Chief Operating Decision maker ("CODM"), assessed segment performance and made resource decisions by segment excluding Venezuela operating results. Additionally, management believed excluding Venezuela from segment results made it possible to more effectively evaluate the company’s performance between periods. Prior to deconsolidation,Venezuela operating results included remeasurement gains and losses on monetary assets and liabilities related to currency devaluations. We recognized remeasurement gains of $2.8 million in the first three months of 2018.

Factors considered by management in excluding Venezuela results included:

•	Continued inability to repatriate cash to redeploy to other operations or dividend to shareholders,

•	Highly inflationary environment,

•	Previous fixed exchange rate policy,

•	Continued currency devaluations, and

•	Difficulty raising prices and controlling costs.

Reorganization and Restructuring
2016 Restructuring
In the fourth quarter of 2016, management implemented restructuring actions across our global business operations and our corporate functions. As a result of these actions, we recognized $18.1 million in 2016 costs and an additional $17.3 million in 2017 under this restructuring for additional costs related to severance, asset-related adjustments, a benefit program termination and lease terminations. We recognized additional charges of $2.7 million in the first three months of 2018 under this restructuring for severance costs and asset-related adjustments. The actions under this program were substantially completed in 2018.

Other Restructurings
Management periodically implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized charges of $1.0 million in the first three months of 2018 and $3.5 million in the first three months of 2019, primarily severance costs. When completed, the current restructuring actions will reduce our workforce by 150 to 250 positions and result in approximately $8 million in annualized cost savings. For the current restructuring actions, we expect to incur additional costs between $4 million and $6 million in future periods. These estimates will be updated as management targets additional sections of our business.
Due to the unique circumstances around these charges, they have not been allocated to segment results and are excluded from non-GAAP results. Charges related to the employees, assets, leases and contracts impacted by these restructuring actions were excluded from the segments and corporate expenses as shown in the table below.

	Three Months Ended March 31,		%
(In millions)	2019	2018	change
Reportable Segments:
North America	$(1.0)	(0.5)	100
South America	(0.6)	(0.8)	(25)
Rest of World	(1.4)	(2.4)	(42)
Total reportable segments	(3.0)	(3.7)	(19)
Corporate items	(0.5)	—	unfav
Total	$(3.5)	(3.7)	(5)

Acquisitions and dispositions Certain acquisition and disposition items that are not considered part of the ongoing activities of the business and are special in nature are consistently excluded from non-GAAP results. These items are described below:
2019 Acquisitions and Dispositions

•	Amortization expense for acquisition-related intangible assets was $6.4 million in the first three months of 2019.

•	We incurred $4.6 million in integration costs related to Dunbar in the first three months of 2019.

•	Restructuring costs related to our Dunbar and Rodoban acquisitions were $2.5 million in the first three months of 2019.

•	In the first three months of 2019, we recognized $1.7 million in asset impairment charges and severance costs related to the planned exit from our top-up prepaid mobile phone business in Brazil.

•	Compensation expense related to the retention of key Dunbar employees was $1.5 million in the first three months of 2019.

•	Transaction costs related to business acquisitions were $0.4 million in the first three months of 2019.

2018 Acquisitions and Dispositions

•	Amortization expense for acquisition-related intangible assets was $3.8 million in the first three months of 2018.

•	Severance costs related to our 2017 acquisitions in Argentina, France and Brazil were $2.1 million in the first three months of 2018.

•	Transaction costs related to business acquisitions were $0.5 million in the first three months of 2018.

Argentina highly inflationary impact Beginning in the third quarter of 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, Argentine peso-denominated monetary assets and liabilities are now remeasured at each balance sheet date to the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In addition, nonmonetary assets retain a higher historical basis when the currency is devalued. The higher historical basis results in incremental expense being recognized when the nonmonetary assets are consumed. In the first quarter of 2019, we recognized $4.3 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $3.9 million.

Reporting compliance Certain third party compliance costs incurred are excluded from first quarter 2019 non-GAAP results. The costs excluded relate to the implementation and January 1, 2019 adoption of the new lease accounting standard ($1.0 million) and the mitigation of material weaknesses ($0.4 million).

Foreign Operations

We currently serve customers in more than 100 countries, including 41 countries where we operate subsidiaries.

We are subject to risks customarily associated with doing business in foreign countries, including labor and economic conditions, the imposition of international sanctions, including by the U.S. government, political instability, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. Changes in the political or economic environments in the countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. The future effects, if any, of these risks are unknown.

Our international operations conduct a majority of their business in local currencies. Because our financial results are reported in U.S. dollars, they are affected by changes in the value of various local currencies in relation to the U.S. dollar. The recent strengthening of the U.S. dollar has reduced our reported U.S. dollar revenues and operating profit and may continue for the remainder of 2019.

Changes in exchange rates may also affect transactions that are denominated in currencies other than the functional currency.  From time to time, we use shorter term foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At March 31, 2019, the notional value of our shorter term outstanding foreign currency forward and swap contracts was $146 million with average contract maturities of approximately one month.  These shorter term foreign currency forward and swap contracts primarily offset exposures in the euro and the British pound.  Additionally, these shorter term contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings.  We recognized gains of $3.9 million on these contracts in the first three months of 2019.  At March 31, 2019, the fair value of these shorter term foreign currency contracts was not significant.

We also have a longer term cross currency swap contract to hedge exposure in Brazilian real, which is designated as a cash flow hedge for accounting purposes. At March 31, 2019, the notional value of this longer term contract was $143 million with a weighted-average maturity of approximately 2.7 years. We recognized net gains of $2.4 million on this contract, of which gains of $3.8 million were included in other operating income (expense) to offset transaction losses of $3.8 million and expenses of $1.4 million were included in interest expense in the first three months of 2019. At March 31, 2019, the fair value of the longer term cross currency swap contract was a $1.9 million net asset, of which a $6.1 million asset is included in other assets and a $4.2 million liability is included in accrued liabilities on the condensed consolidated balance sheet.

See Note 1 to the condensed consolidated financial statements for a description of government currency processes and restrictions in Venezuela, the effect on our operations, and how we accounted for currency remeasurement for Venezuelan subsidiaries, prior to deconsolidation effective June 30, 2018 under the heading, "Venezuela". See Note 1 to the condensed consolidated financial statements for a description of how we account for currency remeasurement for Argentine subsidiaries, beginning July 1, 2018 under the heading, "Argentina".

Other Operating Income (Expense)

Other operating income (expense) includes amounts included in segment results as well as income and expense not allocated to segments.

	Three Months Ended March 31,		%
(In millions)	2019	2018	change
Foreign currency items:
Transaction gains (losses)	$(6.9)	4.4	unfav
Derivative instrument gains (losses)	3.9	(2.1)	fav
Gains on sale of property and other assets	0.1	0.4	(75)
Impairment losses	(1.2)	(1.8)	(33)
Share in earnings of equity affiliates	0.2	1.1	(82)
Royalty income	1.2	0.5	fav
Other gains (losses)	0.5	(0.1)	fav
Other operating income (expense)	$(2.2)	2.4	unfav
Other operating income (expense) was $2.2 million of expense in the first three months of 2019 versus $2.4 million of income in the prior year period. The change from the prior year quarter was primarily due to higher foreign currency transaction losses in the first quarter of 2019, primarily as a result of currency remeasurement in Argentina under highly inflationary accounting.

Nonoperating Income and Expense

Interest expense

	Three Months Ended March 31,		%
(In millions)	2019	2018	change
Interest expense	$23.0	15.0	53

Interest expense was higher in the first quarter of 2019 compared to the prior year period primarily due to higher borrowing levels due to business acquisitions.

Interest and other nonoperating income (expense)

	Three Months Ended March 31,		%
(In millions)	2019	2018	change
Interest income	$1.2	2.0	(40)
Loss on equity securities	(0.1)	—	unfav
Foreign currency transaction losses(a)	—	(2.9)	(100)
Retirement benefit cost other than service cost	(9.7)	(11.7)	(17)
Non-income taxes on intercompany billings (b)	(1.0)	(0.3)	unfav
Venezuela operations (c)	(0.5)	—	unfav
Other	(1.1)	(0.2)	unfav
Interest and other nonoperating income (expense)	$(11.2)	(13.1)	(15)

(a)
Prior to the July 1, 2018 highly inflationary designation for accounting purposes, currency transaction losses incurred by Brink's Argentina related to its U.S. dollar-denominated payables to the sellers of Maco Transporatadora and Maco Litoral.

(b)
Certain of our Latin American subsidiaries incur non-income taxes relate to the billing of intercompany charges. These intercompany charges do not impact Latin American segment results and are eliminated in our consolidation.

(c)	Charges incurred providing financial support to Brink's Venezuelan subsidiaries after the June 30, 2018 deconsolidation.

Income Taxes

	Three Months Ended March 31,
	2019	2018
Continuing operations
Provision for income taxes (in millions)	$9.7	11.4
Effective tax rate	40.1%	31.1%

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

Noncontrolling Interests

	Three Months Ended March 31,		%
(In millions)	2019	2018	change
Net income attributable to noncontrolling interests	$0.8	3.2	(75)

The change from $3.2 million net income attributable to noncontrolling interests in the first three months of 2018 to $0.8 million of net income attributable to noncontrolling interests in the first three months of 2019 was primarily due to the deconsolidation of our Venezuelan subsidiaries effective June 30, 2018, and the acquisition of the Colombian noncontrolling interests in the fourth quarter of 2018.

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

The Non-GAAP financial measures are intended to provide investors with a supplemental comparison of our operating results and trends for the periods presented. Our management believes these measures are also useful to investors as they allow investors to evaluate our performance using the same metrics that our management uses to evaluate past performance and prospects for future performance. We do not consider these items to be reflective of our core operating performance due to the variability of such items from period-to-period in terms of size, nature and significance. Additionally, non-GAAP results are utilized as performance measures in certain management incentive compensation plans.

Non-GAAP results should not be considered as an alternative to revenue, income or earnings per share amounts determined in accordance with GAAP and should be read in conjunction with their GAAP counterparts.

	YTD '19			YTD '18
(In millions, except for percentages)	Pre-tax	Tax	Effective tax rate	Pre-tax	Tax	Effective tax rate
Effective Income Tax Rate(a)
GAAP	$24.2	9.7	40.1%	$36.7	11.4	31.1%
Retirement plans(d)	8.4	1.9		8.8	1.9
Venezuela operations(b)(f)	0.5	—		(1.6)	(1.5)
Reorganization and Restructuring(b)	3.5	1.0		3.7	1.2
Acquisitions and dispositions(b)	18.7	1.7		9.6	3.1
Tax on accelerated income(e)	—	—		—	0.5
Argentina highly inflationary impact(b)	4.3	—		—	—
Reporting compliance(b)	1.4	—		—	—
Income tax rate adjustment(c)	—	5.8		—	3.0
Non-GAAP	$61.0	20.1	33.0%	$57.2	19.6	34.2%

Amounts may not add due to rounding.

(a)	From continuing operations.

(b)
See “Other Items Not Allocated To Segments” on pages 36–37 for details.  We do not consider these items to be reflective of our core operating performance due to the variability of such items from period-to-period in terms of size, nature and significance.

(c)
Non-GAAP income from continuing operations and non-GAAP EPS have been adjusted to reflect an effective income tax rate in each interim period equal to the full-year non-GAAP effective income tax rate. The full-year non-GAAP effective tax rate is estimated at 33.0% for 2019 and was 34.2% for 2018.

(d)
Our U.S. retirement plans are frozen and costs related to these plans are excluded from non-GAAP results. Certain non-U.S. operations also have retirement plans. Settlement charges related to these non-U.S. plans are also excluded from non-GAAP results.

(e)	The non-GAAP tax rate excludes the 2018 foreign tax benefit that resulted from the transaction that accelerated U.S. tax in 2015.

(f)
Post-deconsolidation funding of ongoing costs related to our Venezuelan operations was $0.5 million in the first three months of 2019 and was expensed as incurred and reported in interest and other nonoperating income (expense). We do not expect future amounts to be material.

Non-GAAP Results Reconciled to GAAP

	Three Months Ended March 31,
(In millions, except for percentages and per share amounts)	2019	2018
Revenues:
GAAP	905.0	879.1
Venezuela operations(b)	—	(25.8)
Non-GAAP	905.0	853.3

Operating profit:
GAAP	58.4	64.8
Venezuela operations(b)	—	(3.5)
Reorganization and Restructuring(b)	3.5	3.7
Acquisitions and dispositions(b)	17.2	6.5
Argentina highly inflationary impact(b)	4.3	—
Reporting compliance(b)	1.4	—
Non-GAAP	84.8	71.5

Operating margin:
GAAP margin	6.5%	7.4%
Non-GAAP margin	9.4%	8.4%

Interest expense:
GAAP	(23.0)	(15.0)
Acquisitions and dispositions(b)	1.5	0.2
Non-GAAP	(21.5)	(14.8)

Interest and other nonoperating income (expense):
GAAP	(11.2)	(13.1)
Retirement plans(d)	8.4	8.8
Venezuela operations(b)(f)	0.5	1.9
Acquisitions and dispositions(b)	—	2.9
Non-GAAP	(2.3)	0.5

Provision for income taxes:
GAAP	9.7	11.4
Retirement plans(d)	1.9	1.9
Venezuela operations(b)	—	(1.5)
Reorganization and Restructuring(b)	1.0	1.2
Acquisitions and dispositions(b)	1.7	3.1
Tax on accelerated income(e)	—	0.5
Income tax rate adjustment(c)	5.8	3.0
Non-GAAP	20.1	19.6

Amounts may not add due to rounding.

See page 41 for footnote explanations.

	Three Months Ended March 31,
(In millions, except for percentages and per share amounts)	2019	2018
Net income (loss) attributable to noncontrolling interests:
GAAP	0.8	3.2
Venezuela operations(b)	—	(0.6)
Income tax rate adjustment(c)	—	(0.4)
Non-GAAP	0.8	2.2

Income (loss) from continuing operations attributable to Brink's:
GAAP	13.7	22.1
Retirement plans(d)	6.5	6.9
Venezuela operations(b)(f)	0.5	0.5
Reorganization and Restructuring(b)	2.5	2.5
Acquisitions and dispositions(b)	17.0	6.5
Tax on accelerated income(e)	—	(0.5)
Argentina highly inflationary impact(b)	4.3	—
Reporting compliance(b)	1.4	—
Income tax rate adjustment(c)	(5.8)	(2.6)
Non-GAAP	40.1	35.4

Diluted EPS:
GAAP	0.27	0.42
Retirement plans(d)	0.13	0.13
Venezuela operations(b)(f)	0.01	0.01
Reorganization and Restructuring(b)	0.05	0.05
Acquisitions and dispositions(b)	0.33	0.12
Tax on accelerated income(e)	—	(0.01)
Argentina highly inflationary impact(b)	0.09	—
Reporting compliance(b)	0.03	—
Income tax rate adjustment(c)	(0.11)	(0.05)
Non-GAAP	0.79	0.68

Amounts may not add due to rounding.

See page 41 for footnote explanations.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows from operating activities decreased by $94.8 million in the first three months of 2019 as compared to the first three months of 2018.  Cash used for investing activities increased by $115.6 million in the first three months of 2019 compared to the first three months of 2018. We financed our liquidity needs in the first three months of 2019 with cash flows from long term debt.

Operating Activities

	Three Months Ended March 31,		$
(In millions)	2019	2018	change
Cash flows from operating activities
Operating activities - GAAP	$(38.0)	56.8	(94.8)
Venezuela operations	—	0.4	(0.4)
(Increase) decrease in restricted cash held for customers	36.8	(44.0)	80.8
(Increase) decrease in certain customer obligations(a)	(11.3)	0.5	(11.8)
Operating activities - non-GAAP	$(12.5)	13.7	(26.2)

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

GAAP
Cash flows from operating activities decreased by $94.8 million in the first three months of 2019 compared to the same period in 2018.  The decrease was attributed to the $80.8 million decrease in restricted cash held for customers, higher amounts paid for interest, and changes in working capital, partially offset by the changes in customer obligations of certain of our secure cash management services operations (cash held for customers increased by $11.3 million in 2019 compared to a decrease of $0.5 million in 2018).

Non-GAAP
Non-GAAP cash flows from operating activities decreased by $26.2 million in the first three months of 2019 as compared to the same period in 2018.  The decrease was primarily due to higher amounts paid for interest and changes in working capital.

Investing Activities

	Three Months Ended March 31,		$
(In millions)	2019	2018	change
Cash flows from investing activities
Capital expenditures	$(35.2)	(36.7)	1.5
Acquisitions, net of cash acquired	(129.9)	—	(129.9)
Marketable securities:
Purchases	(1.1)	(13.5)	12.4
Sales	0.4	0.5	(0.1)
Proceeds from sale of property and equipment	1.6	1.1	0.5
Investing activities	$(164.2)	(48.6)	(115.6)

Cash used by investing activities increased by $115.6 million in the first three months of 2019 versus the first three months of 2018.  The increase was primarily due to the $130 million in cash paid, net of cash acquired, for the Rodoban acquisition in the first three months of 2019.

Capital expenditures and depreciation and amortization were as follows:

	Three Months Ended March 31,		$	Full Year
(In millions)	2019	2018	change	2018
Property and equipment acquired during the period
Capital expenditures:(a)
North America	$16.4	12.0	4.4	59.1
South America	9.7	8.1	1.6	43.3
Rest of World	6.8	6.7	0.1	37.9
Corporate	2.3	9.9	(7.6)	14.8
Capital expenditures - GAAP and non-GAAP	35.2	36.7	(1.5)	155.1

Financing leases:(b)
North America	$9.6	9.5	0.1	42.3
South America	0.3	—	0.3	9.6
Rest of World	2.2	—	2.2	—
Financing leases - GAAP and non-GAAP	$12.1	9.5	2.6	51.9

Total:
North America	$26.0	21.5	4.5	101.4
South America	10.0	8.1	1.9	52.9
Rest of World	9.0	6.7	2.3	37.9
Corporate	2.3	9.9	(7.6)	14.8
Total property and equipment acquired	47.3	46.2	1.1	207.0

Depreciation and amortization(a)
North America	$22.1	15.3	6.8	72.1
South America	7.1	6.9	0.2	26.3
Rest of World	9.2	8.1	1.1	31.3
Corporate	2.8	3.0	(0.2)	11.9
Depreciation and amortization - non-GAAP	41.2	33.3	7.9	141.6
Venezuela	—	0.5	(0.5)	1.1
Argentina highly inflationary impact	0.2	—	0.2	—
Reorganization and Restructuring	0.1	1.2	(1.1)	1.9
Amortization of intangible assets	6.4	3.8	2.6	17.7
Depreciation and amortization - GAAP	$47.9	38.8	9.1	162.3

(a)
Capital expenditures as well as depreciation and amortization related to Venezuela have been excluded from South America. In addition, incremental depreciation related to highly inflationary accounting in Argentina, accelerated depreciation related to Reorganization and Restructuring activities and amortization of acquisition-related intangible assets have also been excluded from non-GAAP amounts.

(b)
Represents the amount of property and equipment acquired using financing leases.  Because the assets are acquired without using cash, the acquisitions are not reflected in the condensed consolidated cash flow statement.  Amounts are provided here to assist in the comparison of assets acquired in the current year versus prior years.

Non-GAAP capital expenditures and non-GAAP depreciation and amortization are supplemental financial measures that are not required by, or presented in accordance with GAAP. The purpose of these non-GAAP measures is to report financial information excluding capital expenditures and depreciation and amortization from our Venezuela operations, incremental depreciation related to highly inflationary accounting in Argentina, accelerated depreciation from restructuring activities and amortization of acquisition-related intangible assets. We believe these measures are helpful in assessing capital expenditures and depreciation and amortization, enable period-to-period comparability and are useful in predicting future investing cash flows. These non-GAAP measures should not be considered as alternatives to capital expenditures and depreciation and amortization determined in accordance with GAAP and should be read in conjunction with our condensed consolidated statements of cash flows.

Our reinvestment ratio, which we define as the annual amount of property and equipment acquired during the period divided by the annual amount of depreciation, was 1.4 for the twelve months ending March 31, 2019 compared to 1.7 for the twelve months ending March 31, 2018.

Capital expenditures in the first three months of 2019 were primarily for machinery and equipment, information technology and armored vehicles.

Financing Activities

	Three Months Ended March 31,		$
(In millions)	2019	2018	change
Cash flows from financing activities
Borrowings and repayments:
Short-term borrowings	$(5.5)	16.1	(21.6)
Cash supply chain customer debt	—	0.9	(0.9)
Long-term revolving credit facilities, net	(192.7)	—	(192.7)
Other long-term debt, net	325.2	(11.7)	336.9
Borrowings (repayments)	127.0	5.3	121.7

Dividends to:
Shareholders of Brink’s	(7.4)	(7.6)	0.2
Noncontrolling interests in subsidiaries	—	(0.7)	0.7
Tax withholdings associated with share-based compensation	(7.3)	(11.2)	3.9
Other	(5.7)	0.4	(6.1)
Financing activities	$106.6	(13.8)	120.4

Debt borrowings and repayments
Cash flows from financing activities increased by $120.4 million in the first three months of 2019 compared to the first three months of 2018 as net borrowings increased compared to the prior year period.

Dividends
We paid dividends to Brink’s shareholders of $0.15 per share or $7.4 million in the first three months of 2019 compared to $0.15 per share or $7.6 million in the first three months of 2018.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the Board of Directors.

Reconciliation of Net Debt to U.S. GAAP Measures

	March 31,	December 31,
(In millions)	2019	2018
Debt:
Short-term borrowings	$23.4	28.9
Long-term debt	1,666.0	1,525.1
Total Debt	1,689.4	1,554.0
Restricted cash borrowings(a)	(10.3)	(10.5)
Total Debt without restricted cash borrowings	1,679.1	1,543.5

Less:
Cash and cash equivalents	283.2	343.4
Amounts held by Cash Management Services operations(b)	(25.5)	(14.1)
Cash and cash equivalents available for general corporate purposes	257.7	329.3

Net Debt	$1,421.4	1,214.2

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

Net Debt is a supplemental non-GAAP financial measure that is not required by, or presented in accordance with GAAP. We use Net Debt as a measure of our financial leverage. We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage. Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our condensed consolidated balance sheets. Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP, as of March 31, 2019, and December 31, 2018.

Net Debt increased by $207 million primarily to fund business acquisitions and other working capital needs including insurance and bonus payments.

Liquidity Needs
Our liquidity needs include not only the working capital requirements of our operations but also investments in our operations, business development activities, payments on outstanding debt, dividend payments and share repurchases.

Our liquidity needs are typically financed by cash from operations, short-term debt and the available borrowing capacity under our Revolving Credit Facility (our debt facilities are described in more detail in Note 9 to the condensed consolidated financial statements, including certain limitations and considerations related to the cash and borrowing capacity). As of March 31, 2019, $853 million was available under the Revolving Credit Facility. Based on our current cash on hand and amounts available under our credit facilities, we believe that we will be able to meet our liquidity needs for the foreseeable future.

Limitations on dividends from foreign subsidiaries.   A significant portion of our operations are outside the U.S. which may make it difficult or costly to repatriate cash for use in the U.S.  See “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2018, for more information on the risks associated with having businesses outside the U.S.

Equity
In May 2017, our board of directors authorized a $200 million share repurchase program, which will expire on December 31, 2019. We are not obligated to repurchase any specific dollar amount or number of shares, and, at March 31, 2019, approximately $106 million remains available under this program.  The timing and volume of share repurchases may be executed at the discretion of management on an opportunistic basis, or pursuant to trading plans or other arrangements.  Share repurchases under this program may be made in the open market, in privately negotiated transactions, or otherwise.

In December 2018, we entered into an accelerated share repurchase arrangement ("ASR") with a financial institution. In exchange for a $50 million up-front payment at the beginning of the purchase period, the financial institution delivered to us 700,000 shares of our common stock for an average repurchase price of $71.43 per share. The shares received were retired in the period they were delivered to us, and the up-front payment was accounted for as a reduction to shareholders' equity in the condensed consolidated balance sheet. For purposes of calculating earnings per share, we reported the ASR as a repurchase of our common stock in December 2018 and as a forward contract indexed to our common stock. The ASR met all of the applicable criteria for equity classification, and, as a result, was not accounted for as a derivative instrument.

The ASR purchase period subsequently ended in February 2019 and we received and retired an additional 37,387 shares under the ASR, resulting in an overall average repurchase price of $67.81 per share.

During the quarter ended March 31, 2019, no additional shares were repurchased.

U.S. Retirement Liabilities

Funded Status of U.S. Retirement Plans
	Actual	Actual	Projected
(In millions)	2018	1Q 2019	2-4Q 2019	2020	2021	2022	2023

Primary U.S. pension plan
Beginning funded status	$(102.3)	(106.8)	(102.6)	(94.3)	(81.4)	(68.0)	(36.4)
Net periodic pension credit(a)	22.0	4.2	12.7	15.7	15.4	15.7	16.6
Payment from Brink’s	—	—	—	—	—	17.3	28.3
Benefit plan experience loss	(26.5)	—	(4.4)	(2.8)	(2.0)	(1.4)	(0.1)
Ending funded status	$(106.8)	(102.6)	(94.3)	(81.4)	(68.0)	(36.4)	8.4

UMWA plans
Beginning funded status	$(294.3)	(297.4)	(298.3)	(304.1)	(311.8)	(320.7)	(330.8)
Net periodic postretirement cost(a)	(0.4)	(1.7)	(5.0)	(7.7)	(8.9)	(10.1)	(11.5)
Benefit plan experience loss	(1.4)	—	—	—	—	—	—
Other	(1.3)	0.8	(0.8)	—	—	—	—
Ending funded status	$(297.4)	(298.3)	(304.1)	(311.8)	(320.7)	(330.8)	(342.3)

Black lung plans
Beginning funded status	$(67.0)	(67.9)	(66.4)	(63.0)	(58.3)	(54.0)	(50.0)
Net periodic postretirement cost(a)	(2.5)	(0.7)	(2.0)	(2.4)	(2.3)	(2.2)	(1.9)
Payment from Brink’s	8.1	2.2	5.4	7.1	6.6	6.2	5.7
Benefit plan experience loss	(6.5)	—	—	—	—	—	—
Ending funded status	$(67.9)	(66.4)	(63.0)	(58.3)	(54.0)	(50.0)	(46.2)

(a)	Excludes amounts reclassified from accumulated other comprehensive income (loss).

Primary U.S. Pension Plan
Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement.  We did not make cash contributions to the primary U.S. pension plan in 2018 or the first three months of 2019.  There are approximately 14,000 beneficiaries in the plan.

Based on assumptions found in our Annual Report on Form 10-K for the year ended December 31, 2018, we do not expect to make contributions until 2022.

UMWA Plans
Retirement benefits related to former coal operations include medical benefits provided by the Pittston Coal Group Companies Employee Benefit Plan for UMWA Represented Employees.  There are approximately 3,200 beneficiaries in the UMWA plans.  The company does not expect to make additional contributions to these plans until 2025 based on actuarial assumptions.

Black Lung
Under the Federal Black Lung Benefits Act of 1972, Brink’s is responsible for paying lifetime black lung benefits to miners and their dependents for claims filed and approved after June 30, 1973.  There are approximately 800 black lung beneficiaries.

Assumptions for U.S. Retirement Obligations
We have made various assumptions to estimate the amount of payments to be made in the future.  The most significant assumptions include:

•	Discount rates and other assumptions in effect at measurement dates (normally December 31)

•	Investment returns of plan assets

•	Addition of new participants (historically immaterial due to freezing of pension benefits and exit from coal business)

•	Mortality rates

•	Change in laws

The assumptions used to estimate our U.S. retirement obligations can be found in our Annual Report on Form 10-K for the year ended December 31, 2018.

Summary of Expenses Related to All U.S. Retirement Liabilities through 2023

This table summarizes actual and projected expense related to U.S. retirement liabilities.

	Actual	Actual	Projected
(In millions)	2018	1Q 2019	2-4Q 2019	FY2019	2020	2021	2022	2023
Primary U.S. pension plan	$5.5	0.7	2.0	2.7	5.5	5.2	4.3	4.0
UMWA plans	16.1	5.7	16.9	22.6	22.6	22.9	23.2	23.7
Black lung plans	9.8	1.8	5.2	7.0	6.6	6.2	5.7	5.3
Total	$31.4	8.2	24.1	32.3	34.7	34.3	33.2	33.0

Summary of Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants through 2023

This table summarizes actual and projected payments:

•	from Brink’s to U.S. retirement plans, and

•	from the plans to participants.

	Actual	Actual	Projected
(In millions)	2018	1Q 2019	2-4Q 2019	FY2019	2020	2021	2022	2023
Payments from Brink’s to U.S. Plans
Primary U.S. pension plan	$—	—	—	—	—	—	17.3	28.3
Black lung plans	8.1	2.2	5.4	7.6	7.1	6.6	6.2	5.7
Total	$8.1	2.2	5.4	7.6	7.1	6.6	23.5	34.0

Payments from U.S. Plans to participants
Primary U.S. pension plan	$48.3	12.0	39.0	51.0	51.1	51.1	51.0	51.0
UMWA plans	28.6	6.5	27.0	33.5	33.6	33.6	34.2	34.0
Black lung plans	8.1	2.2	5.4	7.6	7.1	6.6	6.2	5.7
Total	$85.0	20.7	71.4	92.1	91.8	91.3	91.4	90.7

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of the most recent measurement date.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

Contingent Matters
See Note 14 to the condensed consolidated financial statements for information about contingent matters at March 31, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We serve customers in more than 100 countries, including 41 countries where we operate subsidiaries.  These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates.  In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program.  Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the three months ended March 31, 2019.

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
During the quarter ended March 31, 2019, we implemented a lease accounting system and related controls to facilitate adoption of the new lease accounting standard effective January 1, 2019. Other than this change, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information
This document contains both historical and forward-looking information.  Words such as “anticipates,” “assumes,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “potential,” “believes,” “could,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, statements concerning: segment operating profit margin outlook; difficulty in repatriating cash; continued strengthening of the U.S. dollar; effects of currency rate changes; anticipated costs of our Reorganization and Restructuring activities; expected impact of acquisitions; our effective tax rate; costs related to and continued limitation in our ability to make and execute operational decisions with respect to our Venezuela operations; the ability to meet liquidity needs; expenses and payouts for the U.S. retirement plans and the funded status of the primary pension plan; expected liability for and future contributions to the UMWA plans; and liability for black lung obligations.  Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which are difficult to quantify and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

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

•
risks associated with operating in foreign countries, including changing political, labor and economic conditions, regulatory issues (including the imposition of international sanctions, including by the U.S. government), currency restrictions and devaluations, restrictions on and cost of repatriating earnings and capital, impact on the Company's financial results as a result of jurisdictions determined to be highly inflationary, and restrictive government actions, including nationalization;

•	labor issues, including negotiations with organized labor and work stoppages;

•	the strength of the U.S. dollar relative to foreign currencies and foreign currency exchange rates;

•	our ability to identify, evaluate and complete acquisitions and other strategic transactions and to successfully integrate acquired companies;

•	costs related to dispositions and product or market exits;

•	our ability to obtain appropriate insurance coverage, positions taken by insurers relative to claims and the financial condition of insurers;

•	safety and security performance and loss experience;

•	employee, environmental and other liabilities in connection with former coal operations, including black lung claims;

•	the impact of the Patient Protection and Affordable Care Act on legacy liabilities and ongoing operations;

•	funding requirements, accounting treatment, and investment performance of our pension plans, the VEBA and other employee benefits;

•	changes to estimated liabilities and assets in actuarial assumptions;

•	the nature of hedging relationships and counterparty risk;

•	access to the capital and credit markets;

•	our ability to realize deferred tax assets;

•	the outcome of pending and future claims, litigation, and administrative proceedings;

•	public perception of our business, reputation and brand;

•	changes in estimates and assumptions underlying our critical accounting policies; and

•	the promulgation and adoption of new accounting standards, new government regulations and interpretation of existing standards and regulations.

This list of risks, uncertainties and contingencies is not intended to be exhaustive.  Additional factors that could cause our results to differ materially from those described in the forward-looking statements can be found under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2018 and in our other public filings with the Securities and Exchange Commission.  The forward looking information included in this document is representative only as of the date of this document, and The Brink’s Company undertakes no obligation to update any information contained in this document.

Part II - Other Information
Item 1.  Legal Proceedings

For a discussion of legal proceedings, see Note 14 to the condensed consolidated financial statements, “Contingent Matters,” in Part I, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about common stock repurchases by the Company during the quarter ended March 31, 2019.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 through
January 31, 2019	—	$—	—	$—

February 1 through
February 28, 2019	37,387	(2)	37,387	—

March 1 through
March 31, 2019	—	—	—	—

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

(2)
In December 2018, the Company entered into an accelerated share repurchase arrangement ("ARS") to purchase $50 million of the Company's common stock. In February 2019, the purchase period for this ASR ended and an additional 37,387 shares were delivered and retired. In total, 737,387 shares were delivered and retired under this ASR at an average repurchase price of $67.81 per share.

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

101
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2019, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Condensed Consolidated Balance Sheets at March 31, 2019, and December 31, 2018, (ii)  the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iv) the Condensed Consolidated Statements of Equity for the three months ended March 31, 2019 and 2018, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 and (vi) the Notes to the Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

April 24, 2019	By: /s/ Ronald J. Domanico
Ronald J. Domanico
(Executive Vice President and
Chief Financial Officer)
(principal financial officer)