Form 10-Q
period 2019-06-30
BRINKS CO
filed 2019-07-24
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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
(804) 289-9600
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	BCO	New York Stock Exchange
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
Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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
Yes  ☐ No  ☒
As of July 22, 2019, 49,999,493 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements
THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)

(In millions, except for per share amounts)	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$304.9	343.4
Restricted cash	105.8	136.1
Accounts receivable, net	678.3	599.5
Prepaid expenses and other	155.6	127.5
Total current assets	1,244.6	1,206.5

Right-of-use assets, net	280.8	—
Property and equipment, net	712.7	699.4
Goodwill	782.5	678.6
Other intangibles	279.5	228.9
Deferred income taxes	239.0	236.5
Other	193.3	186.1

Total assets	$3,732.4	3,236.0

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$29.2	28.9
Current maturities of long-term debt	72.6	53.5
Accounts payable	165.7	174.6
Accrued liabilities	561.4	502.1
Restricted cash held for customers	59.9	90.3
Total current liabilities	888.8	849.4

Long-term debt	1,657.7	1,471.6
Accrued pension costs	189.7	196.9
Retirement benefits other than pensions	365.5	366.1
Lease liabilities	229.9	—
Deferred income taxes	16.5	16.7
Other	174.6	168.7
Total liabilities	3,522.7	3,069.4

Commitments and contingent liabilities (notes 4, 8 and 14)

Equity:
The Brink's Company ("Brink's") shareholders:
Common stock, par value $1 per share:
Shares authorized: 100.0
Shares issued and outstanding: 2019 - 50.0; 2018 - 49.7	50.0	49.7
Capital in excess of par value	647.7	628.2
Retained earnings	469.7	429.1
Accumulated other comprehensive loss	(973.2)	(953.3)
Brink’s shareholders	194.2	153.7

Noncontrolling interests	15.5	12.9

Total equity	209.7	166.6

Total liabilities and equity	$3,732.4	3,236.0
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for per share amounts)	2019	2018	2019	2018

Revenues	$914.0	849.7	$1,819.0	1,728.8

Costs and expenses:
Cost of revenues	708.5	666.8	1,411.2	1,360.4
Selling, general and administrative expenses	154.6	119.9	296.3	243.0
Total costs and expenses	863.1	786.7	1,707.5	1,603.4
Other operating income (expense)	1.7	(1.3)	(0.5)	1.1

Operating profit	52.6	61.7	111.0	126.5

Interest expense	(22.7)	(15.8)	(45.7)	(30.8)
Loss on deconsolidation of Venezuela operations	—	(126.7)	—	(126.7)
Interest and other nonoperating income (expense)	(3.1)	(8.1)	(14.3)	(21.2)
Income (loss) from continuing operations before tax	26.8	(88.9)	51.0	(52.2)
Provision for income taxes	12.7	18.6	22.4	30.0

Income (loss) from continuing operations	14.1	(107.5)	28.6	(82.2)

Income (loss) from discontinued operations, net of tax	(0.1)	(0.1)	(0.1)	0.1

Net income (loss)	14.0	(107.6)	28.5	(82.1)
Less net income attributable to noncontrolling interests	1.5	0.3	2.3	3.5

Net income (loss) attributable to Brink’s	12.5	(107.9)	26.2	(85.6)

Amounts attributable to Brink’s
Continuing operations	12.6	(107.8)	26.3	(85.7)
Discontinued operations	(0.1)	(0.1)	(0.1)	0.1

Net income (loss) attributable to Brink’s	$12.5	(107.9)	$26.2	(85.6)

Income (loss) per share attributable to Brink’s common shareholders(a):
Basic:
Continuing operations	$0.25	(2.11)	$0.53	(1.68)
Discontinued operations	—	—	—	—
Net income (loss)	$0.25	(2.11)	$0.52	(1.68)

Diluted:
Continuing operations	$0.25	(2.11)	$0.52	(1.68)
Discontinued operations	—	—	—	—
Net income (loss)	$0.25	(2.11)	$0.51	(1.68)

Weighted-average shares
Basic	50.2	51.2	50.1	51.0
Diluted	50.9	51.2	50.9	51.0

Cash dividends paid per common share	$0.15	0.15	$0.30	0.30
(a)   Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018

Net income (loss)	$14.0	(107.6)	$28.5	(82.1)

Benefit plan adjustments:
Benefit plan actuarial gains	9.0	22.9	20.3	37.7
Benefit plan prior service credits (costs)	(1.2)	1.1	(2.5)	0.3
Deferred profit sharing	0.1	—	0.1	—
Total benefit plan adjustments	7.9	24.0	17.9	38.0

Foreign currency translation adjustments	9.1	(31.8)	9.7	(30.8)
Gains (losses) on cash flow hedges	(10.6)	0.2	(18.5)	0.6
Other comprehensive income (loss) before tax	6.4	(7.6)	9.1	7.8
Provision (benefit) for income taxes	(0.7)	3.8	(0.2)	7.0

Other comprehensive income (loss)	7.1	(11.4)	9.3	0.8

Comprehensive income (loss)	21.1	(119.0)	37.8	(81.3)
Less comprehensive income (loss) attributable to noncontrolling interests	1.6	(0.7)	2.7	3.6

Comprehensive income (loss) attributable to Brink's	$19.5	(118.3)	$35.1	(84.9)
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Equity
(Unaudited)

	Six Months ended June 30, 2019
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCI*	Noncontrolling Interests	Total
Balance as of December 31, 2018	49.7	$49.7	628.2	429.1	(953.3)	12.9	166.6
Cumulative effect of change in accounting principle(a)	—	—	—	28.8	(28.8)	—	—
Net income	—	—	—	13.7	—	0.8	14.5
Other comprehensive income	—	—	—	—	1.9	0.3	2.2
Shares repurchased	—	—	(0.5)	0.5	—	—	—
Dividends to:
Brink’s common shareholders ($0.15 per share)	—	—	—	(7.4)	—	—	(7.4)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	9.4	—	—	—	9.4
Other share-based benefit transactions	0.2	0.2	(6.2)	—	—	—	(6.0)
Balance as of March 31, 2019	49.9	$49.9	630.9	464.7	(980.2)	14.0	179.3
Net income	—	—	—	12.5	—	1.5	14.0
Other comprehensive income	—	—	—	—	7.0	0.1	7.1
Dividends to:
Brink’s common shareholders ($0.15 per share)	—	—	—	(7.5)	—	—	(7.5)
Noncontrolling interests	—	—	—	—	—	(0.2)	(0.2)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	16.7	—	—	—	16.7
Other share-based benefit transactions	0.1	0.1	0.1	—	—	—	0.2
Capital contributions from noncontrolling interest	—	—	—	—	—	0.1	0.1
Balance as of June 30, 2019	50.0	$50.0	647.7	469.7	(973.2)	15.5	209.7

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

	Six Months ended June 30, 2018
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

THE BRINK’S COMPANY
and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2019	2018
Cash flows from operating activities:
Net income (loss)	$28.5	(82.1)
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	0.1	(0.1)
Depreciation and amortization	96.6	77.9
Share-based compensation expense	26.1	12.5
Deferred income taxes	(1.0)	(9.5)
Gains on sale of property, equipment and marketable securities	(1.1)	(2.0)
Gain on business dispositions	—	(10.3)
Loss on deconsolidation of Venezuela operations	—	126.7
Impairment losses	1.6	2.7
Retirement benefit funding less than expense:
Pension	1.9	5.1
Other than pension	7.1	8.5
Remeasurement losses (gains) due to Argentina and Venezuela currency devaluations	3.4	(2.2)
Other operating	(4.7)	4.8
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and income taxes receivable	(56.3)	(66.7)
Accounts payable, income taxes payable and accrued liabilities	(29.8)	42.0
Restricted cash held for customers	(29.5)	4.4
Customer obligations	7.0	5.7
Prepaid and other current assets	(16.3)	(15.8)
Other	(9.7)	7.5
Net cash provided by operating activities	23.9	109.1
Cash flows from investing activities:
Capital expenditures	(73.1)	(73.3)
Acquisitions, net of cash acquired	(167.0)	—
Dispositions, net of cash disposed	—	9.6
Marketable securities:
Purchases	(2.2)	(50.1)
Sales	0.8	5.5
Cash proceeds from sale of property and equipment	1.9	1.8
Other	(3.1)	(0.9)
Net cash used by investing activities	(242.7)	(107.4)
Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term borrowings	0.1	10.5
Cash supply chain customer debt	—	(11.7)
Long-term revolving credit facilities:
Borrowings	525.9	—
Repayments	(656.5)	—
Other long-term debt:
Borrowings	334.9	1.8
Repayments	(25.4)	(27.7)
Payment of acquisition-related obligation	(1.5)	—
Debt financing costs	(4.0)	—
Dividends to:
Shareholders of Brink’s	(14.9)	(15.2)
Noncontrolling interests in subsidiaries	(0.2)	(1.9)
Proceeds from exercise of stock options	—	0.8
Tax withholdings associated with share-based compensation	(7.2)	(11.3)
Other	(1.7)	0.2
Net cash provided (used) by financing activities	149.5	(54.5)
Effect of exchange rate changes on cash	0.5	(24.0)
Cash, cash equivalents and restricted cash:
Decrease	(68.8)	(76.8)
Balance at beginning of period	479.5	726.9
Balance at end of period	$410.7	650.1
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

Argentina
We operate in Argentina through wholly owned subsidiaries and a smaller controlled subsidiary (together "Brink's Argentina"). Revenues from Brink's Argentina represented approximately 6% of our consolidated revenues for the first six months of 2019 and 8% of our consolidated revenues for the first six months of 2018. The operating environment in Argentina continues to present business challenges, including ongoing devaluation of the Argentine peso and significant inflation. In the first six months of 2019 and 2018, the Argentine peso declined approximately 12% (from 37.6 to 42.6 pesos to the U.S. dollar) and approximately 36% (from 18.6 to 28.9 pesos to the U.S. dollar), respectively. For the year ended December 31, 2018, the Argentine peso declined approximately 50% (from 18.6 to 37.6 pesos to the U.S. dollar).

Beginning July 1, 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, we consolidated Brink's Argentina using our accounting policy for subsidiaries operating in highly inflationary economies beginning with the third quarter of 2018. Argentine peso-denominated monetary assets and liabilities are remeasured at each balance sheet date using the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In the second half of 2018, we recognized a $6.2 million pretax remeasurement loss. In the first six months of 2019, we recognized a $3.4 million pretax remeasurement loss. At June 30, 2019, Argentina's economy remains highly inflationary for accounting purposes.

At June 30, 2019, we had net monetary assets denominated in Argentine pesos of $28.7 million (including cash of $18.6 million). At June 30, 2019, we had net nonmonetary assets of $149.5 million (including $99.8 million of goodwill). At June 30, 2019, we had no equity securities denominated in Argentine pesos.

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

Revenue Disaggregated by Reportable Segment and Type of Service

(In millions)	Core Services	High-Value Services	Other Security Services	Total
Three months ended June 30, 2019

Reportable Segments:
North America	$279.8	162.7	—	442.5
South America	118.8	104.0	2.4	225.2
Rest of World	88.1	124.4	34.1	246.6
Total reportable segments	486.7	391.1	36.5	914.3

Not Allocated to Segments:
Acquisitions and dispositions	—	(0.3)	—	(0.3)
Total	$486.7	390.8	36.5	914.0

Three months ended June 30, 2018

Reportable Segments:
North America	$189.8	134.2	—	324.0
South America	113.9	116.2	3.2	233.3
Rest of World	88.3	128.9	49.6	266.8
Total reportable segments	392.0	379.3	52.8	824.1

Not Allocated to Segments:
Venezuela	7.7	17.9	—	25.6
Total	$399.7	397.2	52.8	849.7

Six months ended June 30, 2019

Reportable Segments:
North America	$557.0	320.0	—	877.0
South America	238.0	212.1	5.4	455.5
Rest of World	176.1	243.7	67.0	486.8
Total reportable segments	971.1	775.8	72.4	1,819.3

Not Allocated to Segments:
Acquisitions and dispositions	—	(0.3)	—	(0.3)
Total	$971.1	775.5	72.4	1,819.0

Six months ended June 30, 2018

Reportable Segments:
North America	$379.8	264.3	—	644.1
South America	239.3	242.7	6.1	488.1
Rest of World	181.9	259.3	104.0	545.2
Total reportable segments	801.0	766.3	110.1	1,677.4

Not Allocated to Segments:
Venezuela	18.4	33.0	—	51.4
Total	$819.4	799.3	110.1	1,728.8

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

The opening and closing balances of receivables, contract assets and contract liabilities related to contracts with customers are as follows:

(In millions)	Receivables	Contract Asset	Contract Liability

Opening (January 1, 2019)	$599.5	1.8	2.5
Closing (June 30, 2019)	678.3	0.9	8.5
Increase (decrease)	$78.8	(0.9)	6.0

The amount of revenue recognized in the six months ended June 30, 2019 that was included in the January 1, 2019 contract liability balance was $2.5 million. This revenue consists of services provided to customers who had prepaid for those services prior to the current year. The majority of the increase in the contract liability balance resulted from the acquisition of Balance Innovations, LLC in the second quarter of 2019 (see Note 6).

We also recognized revenue of $0.4 million in the six months ended June 30, 2019 from performance obligations satisfied in the prior year. This amount is a result of changes in the transaction price of our contracts with customers.

Contract Costs
Sales commissions directly related to obtaining new contracts with customers qualify for capitalization. These capitalized costs are amortized to expense ratably over the term of the contracts. At June 30, 2019, the net capitalized costs to obtain contracts was $1.9 million, which is included in other assets on the condensed consolidated balance sheet. Amortization expense was not significant and there were no impairment losses recognized related to these contract costs in the first six months of 2019.

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

•
Other items not allocated to segments - certain significant items such as reorganization and restructuring actions that are evaluated on an individual basis by management and are not considered part of the ongoing activities of the business are excluded from segment results. Prior to deconsolidation (see Note 1), results from Venezuela operations were also excluded from our segment results due to the Venezuelan government's restrictions that have prevented us from repatriating funds. We also exclude certain costs, gains and losses related to acquisitions and dispositions of assets and of businesses. Beginning in the third quarter of 2018, we began to consolidate Brink's Argentina using our accounting policy for subsidiaries operating in highly inflationary economies. We have excluded from our segment results the impact of highly inflationary accounting in Argentina, including currency remeasurement losses. Incremental costs (primarily third party expenses) incurred related to the reconstruction of the accounts receivable subledger in the U.S. global services operations, mitigation of material weaknesses and the implementation and adoption of ASU 2016-02, the new lease accounting standard effective for us January 1, 2019, are also excluded from segment results.

The following table summarizes our revenues and segment profit for each of our reportable segments and reconciles these amounts to consolidated revenues and operating profit:

	Revenues		Operating Profit
	Three Months Ended June 30,		Three Months Ended June 30,
(In millions)	2019	2018	2019	2018
Reportable Segments:
North America	$442.5	324.0	$46.4	26.1
South America	225.2	233.3	45.0	46.1
Rest of World	246.6	266.8	26.2	26.2
Total reportable segments	914.3	824.1	117.6	98.4

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	—	—	(32.5)	(20.9)
Foreign currency transaction gains (losses)	—	—	(0.3)	(1.7)
Reconciliation of segment policies to GAAP	—	—	4.0	0.4
Other items not allocated to segments:
Venezuela operations	—	25.6	—	(1.2)
Reorganization and Restructuring	—	—	(10.6)	(4.5)
Acquisitions and dispositions	(0.3)	—	(22.6)	(7.4)
Argentina highly inflationary impact	—	—	(0.1)	—
Reporting compliance(a)	—	—	(2.9)	(1.4)
Total	$914.0	849.7	$52.6	61.7

(a)
Costs (primarily third party expenses) related to reconstruction of an accounts receivable subledger, accounting standard implementation and material weakness mitigation. Additional information provided at page 44.

	Revenues		Operating Profit
	Six Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Reportable Segments:
North America	$877.0	644.1	$90.4	46.7
South America	455.5	488.1	88.0	101.7
Rest of World	486.8	545.2	50.0	51.8
Total reportable segments	1,819.3	1,677.4	228.4	200.2

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	—	—	(59.6)	(52.0)
Foreign currency transaction gains (losses)	—	—	0.6	(2.2)
Reconciliation of segment policies to GAAP	—	—	4.2	1.7
Other items not allocated to segments:
Venezuela operations	—	51.4	—	2.3
Reorganization and Restructuring	—	—	(14.1)	(8.2)
Acquisitions and dispositions	(0.3)	—	(39.8)	(13.9)
Argentina highly inflationary impact	—	—	(4.4)	—
Reporting compliance(a)	—	—	(4.3)	(1.4)
Total	$1,819.0	1,728.8	$111.0	126.5

(a)
Costs (primarily third party expenses) related to reconstruction of an accounts receivable subledger, accounting standard implementation and material weakness mitigation. Additional information provided at page 44.

Note 4 - Retirement benefits

Pension plans

We have various defined-benefit pension plans covering eligible current and former employees.  Benefits under most plans are based on salary and years of service.

The components of net periodic pension cost for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2019	2018	2019	2018	2019	2018

Three months ended June 30,

Service cost	$—	—	2.4	2.6	2.4	2.6
Interest cost on projected benefit obligation	8.6	8.0	2.6	3.3	11.2	11.3
Return on assets – expected	(12.7)	(13.4)	(2.6)	(2.8)	(15.3)	(16.2)
Amortization of losses	4.8	6.9	1.0	1.0	5.8	7.9
Amortization of prior service cost	—	—	0.1	—	0.1	—
Settlement loss	—	—	0.6	0.5	0.6	0.5
Net periodic pension cost	$0.7	1.5	4.1	4.6	4.8	6.1

Six months ended June 30,

Service cost	$—	—	4.9	5.6	4.9	5.6
Interest cost on projected benefit obligation	17.1	16.0	5.2	7.3	22.3	23.3
Return on assets – expected	(25.4)	(26.8)	(5.2)	(5.7)	(30.6)	(32.5)
Amortization of losses	9.8	14.0	2.0	2.3	11.8	16.3
Amortization of prior service cost	—	—	0.1	0.2	0.1	0.2
Settlement loss	—	—	0.9	1.0	0.9	1.0
Net periodic pension cost	$1.5	3.2	7.9	10.7	9.4	13.9

We did not make cash contributions to the primary U.S. pension plan in 2018 or the first six months of 2019.  Based on assumptions described in our Annual Report on Form 10-K for the year ended December 31, 2018, we do not expect to make any additional contributions to the primary U.S. pension plan until 2022.

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

The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

	UMWA Plans		Black Lung and Other Plans		Total
(In millions)	2019	2018	2019	2018	2019	2018

Three months ended June 30,

Service cost	$—	—	0.1	0.1	0.1	0.1
Interest cost on accumulated postretirement benefit obligations	4.1	4.2	0.9	0.9	5.0	5.1
Return on assets – expected	(3.3)	(4.2)	—	—	(3.3)	(4.2)
Amortization of losses	3.8	5.0	1.2	1.5	5.0	6.5
Amortization of prior service (credit) cost	(1.2)	(1.2)	(0.1)	0.3	(1.3)	(0.9)
Net periodic postretirement cost	$3.4	3.8	2.1	2.8	5.5	6.6

Six months ended June 30,

Service cost	$—	—	0.1	0.1	0.1	0.1
Interest cost on accumulated postretirement benefit obligations	9.1	8.7	1.8	1.6	10.9	10.3
Return on assets – expected	(6.6)	(8.4)	—	—	(6.6)	(8.4)
Amortization of losses	8.9	10.5	2.3	2.7	11.2	13.2
Amortization of prior service (credit) cost	(2.3)	(2.3)	(0.2)	0.6	(2.5)	(1.7)
Net periodic postretirement cost	$9.1	8.5	4.0	5.0	13.1	13.5

The components of net periodic pension cost and net periodic postretirement cost other than the service cost component are included in interest and other nonoperating income (expense) in the condensed consolidated statements of operations.

Note 5 - Income taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Continuing operations
Provision for income taxes (in millions)	$12.7	18.6	$22.4	30.0
Effective tax rate	47.4%	(20.9)%	43.9%	(57.5%)

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

2019 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first six months of 2019 was greater than the 21% U.S. statutory tax rate primarily due to the geographical mix of earnings, the seasonality of book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on cross border payments and the characterization of a French business tax as an income tax, partially offset by the tax benefits related to the distribution of share-based payments.

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

Rodoban Transportes Aereos e Terrestres Ltda., Rodoban Servicos e Sistemas de Seguranca Ltda., and Rodoban Seguranca e Transporte de Valores Ltda ("Rodoban")
On January 4, 2019, we acquired 100% of the capital stock of Rodoban in Brazil for $134 million. Rodoban provides cash-in-transit, money processing and ATM services and generates annual revenues of approximately $80 million. The Rodoban business is expected to expand our operations in southeastern Brazil and will be integrated with our existing Brink's Brazil operations. Rodoban has approximately 2,900 employees, 13 branches and about 190 armored vehicles across its operations.

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

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration

Cash paid through June 30, 2019	$133.1
Fair value of future payments to sellers	2.6
Indemnification asset	(1.9)
Fair value of purchase consideration	$133.8

Fair value of net assets acquired(a)

Cash	$1.4
Accounts receivable	8.2
Other current assets	0.5
Property and equipment, net	3.7
Intangible assets(b)	47.9
Goodwill(c)	84.1
Other noncurrent assets	5.3
Current liabilities	(9.6)
Noncurrent liabilities	(7.7)
Fair value of net assets acquired	$133.8

(a)	Final allocation will be determined once the valuation is complete.

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

Dunbar Armored, Inc. ("Dunbar")
U.S. Cash Management business

On August 13, 2018, we acquired 100% of the shares of Dunbar for approximately $547 million, subject to a working capital adjustment. The Dunbar business is being integrated with our existing Brink's U.S. operations. This acquisition has expanded our customer base in the U.S. as a result of Dunbar's focus on small-to-medium sized retailers and financial institutions. At the time of the acquisition, Dunbar had approximately 5,400 employees, 78 branches and over 1,600 armored vehicles across its operations.

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

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration

Cash paid through June 30, 2019	$546.8
Fair value of purchase consideration	$546.8

Fair value of net assets acquired(a)

Cash	$25.8
Accounts receivable	31.9
Other current assets	11.7
Property and equipment, net	57.4
Intangible assets(b)	162.0
Goodwill(c)	306.7
Other noncurrent assets	21.1
Current liabilities	(29.7)
Noncurrent liabilities	(40.1)
Fair value of net assets acquired	$546.8

(a)	Final allocation will be determined once the valuation is complete.

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

Other acquisitions in 2019

On June 12, 2019, we acquired 100% of the capital stock of Balance Innovations, LLC and its wholly owned subsidiary, Balance Innovations Services, Inc. (together "BI"). BI develops and licenses software that provides real-time data to optimize operations for general retail and convenience store industries throughout the United States and Canada. This acquisition enhances our ability to deliver technology-enabled, end-to-end retail cash management services.

On June 14, 2019, we acquired 100% of the capital stock of Comercio Eletronico Facil Ltda. ("COMEF"), a Brazil-based company. COMEF offers bank correspondent services and bill payment processing and is expected to supplement our existing Brazilian payment services businesses.

The aggregate purchase price of these two business acquisitions (BI and COMEF) was approximately $40 million. Together, these two acquired operations have approximately 400 employees.

For these two business acquisitions (BI and COMEF), we have provisionally estimated fair values for the assets purchased and liabilities assumed as of the date of the acquisitions. These estimated amounts are aggregated in the following table. The determination of estimated fair value required management to make significant estimates and assumptions. The amounts reported are considered provisional as we are completing the valuations that are required to allocate the purchase price. As a result, the allocation of the purchase price may change in the future.

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration

Cash paid through June 30, 2019	$39.0
Contingent consideration	1.6
Indemnification asset	(0.3)
Fair value of purchase consideration	$40.3

Fair value of net assets acquired(a)

Cash	$5.3
Accounts receivable	1.9
Property and equipment, net	2.3
Intangible assets(a)	15.9
Goodwill(b)	23.3
Other current and noncurrent assets	1.0
Current liabilities	(7.6)
Noncurrent liabilities	(1.8)
Fair value of net assets acquired	$40.3

(a)	Intangible assets are composed of developed technology, customer relationships and trade names. Final allocation will be determined after all valuations have been completed.

(b)
Consists of intangible assets that do not qualify for separate recognition, combined with synergies expected from integrating these acquired operations into our existing operations. The goodwill from these acquisitions have been assigned to the following reporting units: BI (U.S.) and COMEF (Brazil). We expect goodwill related to BI to be deductible for tax purposes. We do not expect goodwill related to COMEF to be deductible for tax purposes.

Pro forma disclosures

The pro forma consolidated results of Brink’s presented below reflect a hypothetical ownership as of January 1, 2017 for the businesses we acquired during 2018 and a hypothetical ownership as of January 1, 2018 for the business we acquired in the first six months of 2019.

(In millions)	Revenue	Net income (loss) attributable to Brink's

Actual results included in Brink's consolidated results for businesses acquired in 2019 from the date of acquisition

Three months ended June 30, 2019
Rodoban	$17.3	0.4
Other acquisitions(a)	1.1	0.1
Total	$18.4	0.5

Six months ended June 30, 2019
Rodoban	$36.0	1.1
Other acquisitions(a)	1.1	0.1
Total	$37.1	1.2

(a)	Includes the actual results of BI and COMEF.

(In millions)	Revenue	Net income (loss) attributable to Brink's

Pro forma results of Brink's for the three months ended June 30,
2019
Brink's as reported	$914.0	12.5
Other acquisitions(a)	4.2	0.2
Total	$918.2	12.7

2018
Brink's as reported	$849.7	(107.9)
Rodoban(a)	18.4	(1.2)
Dunbar(a)	98.0	2.1
Other acquisitions(a)	5.5	(0.2)
Total	$971.6	(107.2)

Pro forma results of Brink's for the six months ended June 30
2019
Brink's as reported	$1,819.0	26.2
Rodoban(a)	0.6	—
Other acquisitions(a)	12.2	0.5
Total	$1,831.8	26.7

2018
Brink's as reported	$1,728.8	(85.6)
Rodoban(a)	39.0	(1.9)
Dunbar(a)	197.7	4.3
Other acquisitions(a)	11.2	(0.4)
Total	$1,976.7	(83.6)

(a)	Represents amounts prior to acquisition by Brink's.

Acquisition costs

We have incurred $1.9 million in transaction costs related to business acquisitions in the first six months of 2019 ($2.1 million in the first six months of 2018). These costs are classified in the condensed consolidated statements of operations as selling, general and administrative expenses.

Note 7 - Accumulated other comprehensive income (loss)

Other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive loss into earnings, was as follows:

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Three months ended June 30, 2019

Amounts attributable to Brink's:
Benefit plan adjustments	$(2.3)	0.4	10.2	(2.4)	5.9
Foreign currency translation adjustments	9.0	—	—	—	9.0
Gains (losses) on cash flow hedges	(14.2)	3.9	3.6	(1.2)	(7.9)
	(7.5)	4.3	13.8	(3.6)	7.0

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	0.1	—	—	—	0.1
	0.1	—	—	—	0.1

Total
Benefit plan adjustments(a)	(2.3)	0.4	10.2	(2.4)	5.9
Foreign currency translation adjustments	9.1	—	—	—	9.1
Gains (losses) on cash flow hedges(b)	(14.2)	3.9	3.6	(1.2)	(7.9)
	$(7.4)	4.3	13.8	(3.6)	7.1

Three months ended June 30, 2018

Amounts attributable to Brink's:
Benefit plan adjustments	$1.3	0.2	22.9	(3.4)	21.0
Foreign currency translation adjustments	(138.2)	—	107.2	(0.5)	(31.5)
Gains (losses) on cash flow hedges	0.2	(0.1)	—	—	0.1
	(136.7)	0.1	130.1	(3.9)	(10.4)

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	—	—	(0.2)	—	(0.2)
Foreign currency translation adjustments	(0.8)	—	—	—	(0.8)
	(0.8)	—	(0.2)	—	(1.0)

Total
Benefit plan adjustments(a)	1.3	0.2	22.7	(3.4)	20.8
Foreign currency translation adjustments	(139.0)	—	107.2	(0.5)	(32.3)
Gains (losses) on cash flow hedges(b)	0.2	(0.1)	—	—	0.1
	$(137.5)	0.1	129.9	(3.9)	(11.4)

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Six months ended June 30, 2019

Amounts attributable to Brink's:
Benefit plan adjustments	$(3.6)	0.6	21.5	(5.1)	13.4
Foreign currency translation adjustments	9.3	—	—	—	9.3
Gains (losses) on cash flow hedges	(19.5)	5.0	1.0	(0.3)	(13.8)
	(13.8)	5.6	22.5	(5.4)	8.9

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	0.4	—	—	—	0.4
	0.4	—	—	—	0.4

Total
Benefit plan adjustments(a)	(3.6)	0.6	21.5	(5.1)	13.4
Foreign currency translation adjustments	9.7	—	—	—	9.7
Gains (losses) on cash flow hedges(b)	(19.5)	5.0	1.0	(0.3)	(13.8)
	$(13.4)	5.6	22.5	(5.4)	9.3

Six months ended June 30, 2018

Amounts attributable to Brink's:
Benefit plan adjustments	$0.3	0.5	37.7	(6.8)	31.7
Foreign currency translation adjustments	(138.1)	—	107.2	(0.5)	(31.4)
Gains (losses) on cash flow hedges	0.6	(0.2)	—	—	0.4
	(137.2)	0.3	144.9	(7.3)	0.7

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	0.1	—	—	—	0.1
	0.1	—	—	—	0.1

Total
Benefit plan adjustments(a)	0.3	0.5	37.7	(6.8)	31.7
Foreign currency translation adjustments	(138.0)	—	107.2	(0.5)	(31.3)
Gains (losses) on cash flow hedges(b)	0.6	(0.2)	—	—	0.4
	$(137.1)	0.3	144.9	(7.3)	0.8

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Total net periodic retirement benefit cost included in:
Cost of revenues	$1.9	2.1	$3.8	4.5
Selling, general and administrative expenses	0.6	0.6	1.2	1.2
Interest and other nonoperating income (expense)	7.8	10.0	17.5	21.7

(b)	Pretax gains and losses on cash flow hedges are classified in the condensed consolidated statements of operations as:

•
other operating income (expense) ($2.4 million of losses in the three months ended June 30, 2019 and no gains or losses in the three months ended June 30, 2018; as well as $1.4 million gain in the six months ended June 30, 2019 and no gains or losses in the six months ended June 30, 2018)

•	interest expense ($1.3 million of expense in the three months ended June 30, 2019; as well as $2.5 million of expense in the six months ended June 30, 2019).

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

(In millions)	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2018	$(572.1)	(382.0)	0.8	(953.3)
Other comprehensive income (loss) before reclassifications	(3.0)	9.3	(14.5)	(8.2)
Amounts reclassified from accumulated other comprehensive loss to net income	16.4	—	0.7	17.1
Other comprehensive income (loss) attributable to Brink's	13.4	9.3	(13.8)	8.9
Cumulative effect of change in accounting principle(a)	(28.8)	—	—	(28.8)
Balance as of June 30, 2019	$(587.5)	(372.7)	(13.0)	(973.2)

(a)	We adopted ASU 2018-02 (see Note 1) effective January 1, 2019 and recognized a cumulative-effect adjustment to retained earnings.

Note 8 - Fair value of financial instruments

Investments in Mutual Funds
We have investments in mutual funds that are carried at fair value in the financial statements. For these investments, fair value was based on quoted market prices, which we have categorized as a Level 1 valuation.

Fixed-Rate Debt
The fair value and carrying value of our fixed-rate debt are as follows:

(In millions)	June 30, 2019	December 31, 2018

Senior unsecured notes
Carrying value	$600.0	600.0
Fair value	596.1	519.9

The fair value estimate of our senior unsecured notes was based on the present value of future cash flows, discounted at rates for similar instruments at the measurement date, which we have categorized as a Level 3 valuation.

Forward and Swap Contracts
We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At June 30, 2019, the notional value of our shorter term outstanding foreign currency forward and swap contracts was $146 million, with average maturities of approximately one month.  These shorter term foreign currency forward and swap contracts primarily offset exposures in the euro and the British pound and are not designated as hedges for accounting purposes and, accordingly, changes in their fair value are recorded immediately in earnings. At June 30, 2019, the fair value of these shorter term foreign currency contracts was not significant.

In the first quarter of 2019, we entered into a longer term cross currency swap contract to hedge exposure in Brazilian real, which is designated as a cash flow hedge for accounting purposes. At June 30, 2019, the notional value of this longer term contract was $142 million with a weighted-average maturity of 2.5 years. We recognized net losses of $1.3 million on this contract, of which gains of $1.4 million were included in other operating income (expense) to offset transaction losses of $1.4 million and expenses of $2.7 million were included in interest expense in the first six months of 2019. At June 30, 2019, the fair value of the longer term cross currency swap contract was a $1.3 million net liability, of which a $3.2 million asset is included in other assets and a $4.5 million liability is included in accrued liabilities on the condensed consolidated balance sheet.

In the first quarter of 2016, we entered into two interest rate swaps that hedge cash flow risk associated with changes in variable interest rates and that are designated as cash flow hedges for accounting purposes. At June 30, 2019, the notional value of these contracts was $40 million with a remaining weighted-average maturity of 0.9 years. At June 30, 2019, the fair value of these interest rates swaps was a net asset of $0.3 million, of which $0.2 million was included in prepaid expenses and other and $0.1 million was included in other assets on the condensed consolidated balance sheet. The effect of these swaps are included in interest expense and were not significant in the first six months of 2019.

In the first quarter of 2019, we entered into ten interest rate swaps that hedge cash flow risk associated with changes in variable interest rates and that are designated as cash flow hedges for accounting purposes. At June 30, 2019, the notional value of these contracts was $400 million with a remaining weighted-average maturity of 2.3 years. At June 30, 2019, the fair value of these interest rate swaps was a net liability of $15.9 million, of which $2.7 million was included in accrued liabilities and $13.2 million was included in other liabilities on the condensed consolidated balance sheet. The effect of these swaps are included in interest expense and were not significant in the first six months of 2019.

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

We used a probability-weighted approach to estimate the fair value of these contingent consideration payments. The fair value of the contingent consideration is the full $15.1 million potentially payable as of June 30, 2019 as we believe it is unlikely that the contingent consideration payments will be reduced for a revenue shortfall.

At June 30, 2019, this $15.1 million was included in accrued liabilities on the condensed consolidated balance sheet. The fair value of this liability was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 valuation.  The significant inputs in the Level 3 valuation not supported by market activity included our probability assessments of expected future cash flows related to our acquisition of this entity during the period from acquisition to the estimated settlement date of the remaining payment.

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

There were no transfers in or out of any of the levels of the valuation hierarchy in the first six months of 2019.

Note 9 - Debt

	June 30,	December 31,
(In millions)	2019	2018
Debt:
Short-term borrowings
Restricted cash borrowings(a)	$10.4	10.5
Other	18.8	18.4
Total short-term borrowings	$29.2	28.9

Long-term debt
Bank credit facilities:
Term loan A(b)	$786.7	466.9
Senior unsecured notes(c)	592.5	592.0
Revolving Credit Facility	209.4	340.0
Other	8.0	5.7
Financing leases	133.7	120.5
Total long-term debt	$1,730.3	1,525.1

Total debt	$1,759.5	1,554.0

Included in:
Current liabilities	$101.8	82.4
Noncurrent liabilities	1,657.7	1,471.6
Total debt	$1,759.5	1,554.0

(a)
These amounts are for short-term borrowings related to cash borrowed under lending arrangements used in the process of managing customer cash supply chains, which is currently classified as restricted cash and not available for general corporate purposes. See Note 12 for more details.

(b)	Amounts outstanding are net of unamortized debt costs of $3.3 million as of June 30, 2019 and $1.8 million as of December 31, 2018.

(c)	Amounts outstanding are net of unamortized debt costs of $7.5 million as of June 30, 2019 and $8.0 million as of December 31, 2018.

Long-Term Debt

Senior Secured Credit Facility
In February 2019, we amended our senior secured credit facility (the “Senior Secured Credit Facility”) with Wells Fargo Bank, National Association, as administrative agent. After the amendment, the Senior Secured Credit Facility consisted of a $1 billion revolving credit facility (the "Revolving Credit Facility") and an $800 million term loan facility (the "Term Loan Facility"). Prior to the amendment, the Term Loan Facility had an outstanding balance of approximately $469 million. The proceeds from the amendment were used to repay outstanding principal under the Revolving Credit Facility as well as certain fees related to the closing of the transaction.

Loans under the Revolving Credit Facility mature five years after the amendment date (February 8, 2024). Principal payments are due quarterly for the amended Term Loan Facility equal to 1.25% of the initial loan amount with a final payment due on February 8, 2024. Interest rates for the Senior Secured Credit Facility are based on LIBOR plus a margin or an alternate base rate plus a margin. The Revolving Credit Facility allows us to borrow money or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of June 30, 2019, $791 million was available under the Revolving Credit Facility. The obligations under the Senior Secured Credit Facility are secured by a first-priority lien on all or substantially all of the assets of the Company and certain of its domestic subsidiaries, including a first-priority lien on equity interests of certain of the Company’s direct and indirect subsidiaries. The Company and certain of its domestic subsidiaries also guarantee the obligations under the Senior Secured Credit Facility.

The margin on both LIBOR and alternate base rate borrowings under the Senior Secured Credit Facility is based on the Company’s consolidated net leverage ratio. The margin on LIBOR borrowings, which can range from 1.25% to 2.00%, was 1.75% at June 30, 2019. The margin on alternate base rate borrowings, which can range from 0.25% to 1.00%, was 0.75% as of June 30, 2019. We also pay an annual commitment fee on the unused portion the Revolving Credit Facility based on the Company’s consolidated net leverage ratio. The commitment fee, which can range from 0.15% to 0.30%, was 0.25% as of June 30, 2019.

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

Letter of Credit Facilities and Bank Guarantee Facilities
We have three committed letter of credit facilities totaling $80 million, of which approximately $27 million was available at June 30, 2019. At June 30, 2019, we had undrawn letters of credit and guarantees of $53 million issued under these facilities. A $10 million facility expires in April 2022, a $54 million facility expires in December 2019 and a $16 million facility expires in January 2024.

We have a $40 million uncommitted letter of credit facility, of which approximately $18 million was available and $22 million was issued under this facility at June 30, 2019. This $40 million facility expires in January 2020.

The Senior Secured Credit Facility is also available for issuance of letters of credit and bank guarantees.

The Senior Secured Credit Facility, Senior Unsecured Notes, the Letter of Credit Facilities and Bank Guarantee Facilities contain various financial and other covenants. The financial covenants, among other things, limit our ability to provide liens, restrict fundamental changes, limit transactions with affiliates and unrestricted subsidiaries, restrict changes to our fiscal year and to organizational documents, limit asset dispositions, limit the use of proceeds from asset sales, limit sale and leaseback transactions, limit investments, limit the ability to incur debt, restrict certain payments to shareholders, limit negative pledges, limit the ability to change the nature of our business, provide for a maximum consolidated net leverage ratio and provide for minimum coverage of interest costs. If we were not to comply with the terms of our various financing agreements, the repayment terms could be accelerated and the commitments could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other financing agreements. We were in compliance with all financial covenants at June 30, 2019.

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

We have taken the component election for all material asset categories, except CompuSafe units. This election allows us to account for lease components (e.g., fixed payments or variable payments that depend on a rate that can be determined at commencement, including rent for the right to use the asset) together with nonlease components (e.g., other fixed payments that deliver a good or service including common-area maintenance costs) in the calculation of the right-of-use asset and corresponding liability. Variable costs, such as inflation adjusted payments for facilities, or nonlease components that vary periodically (included as part of the component election), are expensed as incurred.

Our leases do not contain any material residual value guarantees or material restrictive covenants.

The components of lease assets and liabilities were as follows:

(In millions)	Balance sheet classification	June 30, 2019
Assets:
Operating lease assets	Right-of-use assets, net	$280.8
Finance lease assets	Property and equipment, net	145.9
Total leased assets		$426.7

Liabilities:
Current:
Operating	Accrued liabilities	$61.7
Financing	Current maturities of long-term debt	29.0
Noncurrent:
Operating	Lease liabilities	229.9
Financing	Long-term debt	104.7
Total lease liabilities		$425.3

The components of lease expense were as follows:

(In millions)	2019
Six Months Ended June 30,

Operating lease cost(a)	$49.7
Short-term lease cost	8.9
Financial lease cost:
Amortization of right-of-use assets	14.0
Interest on lease liabilities	3.5
Total lease cost	$76.1

(a)	Includes variable lease costs, which are immaterial.

Net rent expense and amortization expense and interest on financing leases included in continuing operations was $72.7 million for the six months ended June 30, 2018.

Other information related to leases was as follows:

(In millions, except for lease term and discount rate)	2019
Six Months Ended June 30,

Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$48.6
Operating cash flows from finance leases	3.5
Financing cash flows from finance leases	13.7
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	26.6
Finance leases	28.6

Weighted Average Remaining Lease Term

Operating leases	7.8 years
Finance leases	5.2 years

Weighted Average Discount Rate

Operating leases	6.7%
Finance leases	5.5%

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

Outstanding awards at June 30, 2019 include performance share units, restricted stock units, deferred stock units, performance-based stock options, time-based stock options and certain awards that will be settled in cash.

Compensation Expense
Compensation expense is measured using the fair-value-based method.  For employee and director awards considered equity grants, compensation expense is recognized from the award or grant date to the earlier of the retirement-eligible date or the vesting date. For awards considered liability awards, compensation cost is based on the change in the fair value of the instrument for each reporting period and the percentage of the requisite service that has been rendered. Compensation cost associated with liability awards was not significant in the three and six months ended June 30, 2019 or the prior year periods.

Compensation expenses are classified as selling, general and administrative expenses in the condensed consolidated statements of operations. Compensation expenses for the share-based awards were as follows:

	Compensation Expense		Compensation Expense
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018

Performance Share Units	$8.8	2.7	$14.6	6.6
Market Share Units	—	—	—	0.1
Restricted Stock Units	1.9	1.5	3.9	3.3
Deferred Stock Units and fees paid in stock	0.3	0.3	0.6	0.5
Stock Options	5.7	1.2	7.0	2.0
Share-based payment expense	16.7	5.7	26.1	12.5
Income tax benefit	(3.8)	(1.3)	(6.0)	(2.9)
Share-based payment expense, net of tax	$12.9	4.4	$20.1	9.6

Performance-Based Stock Options
In 2018, 2017 and 2016, we granted performance-based stock options that have a service condition as well as a market condition. In addition, some of the awards granted in 2016 contain a non-financial performance condition. We measure the fair value of these performance-based options at the grant date using a Monte Carlo simulation model.

The following table summarizes performance-based stock option activity during the first six months of 2019:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2018	1,287.0	$10.88
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding balance as of June 30, 2019(a)	1,287.0	$14.00

(a)
Certain performance-based stock options were modified in the second quarter of 2019. The weighted-average grant date fair value per share at June 30, 2019 reflects the inclusion of the modified fair value per share for the modified awards.

Time-Based Stock Options
We granted time-based stock options that contain only a service condition. We measure the fair value of these time-based options at the grant date using a Black-Scholes-Merton option pricing model.

The following table summarizes time-based stock option activity during the first six months of 2019:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2018	2.7	$21.09
Granted	138.7	21.58
Forfeited	(14.4)	21.60
Exercised	—	—
Outstanding balance as of June 30, 2019	127.0	$21.56

Restricted Stock Units (“RSUs”)
We granted RSUs that contain only a service condition. We measure the fair value of RSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period.

The following table summarizes RSU activity during the first six months of 2019:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2018	235.8	$52.63
Granted	91.1	78.03
Forfeited	(6.6)	71.70
Vested	(117.4)	44.73
Nonvested balance as of June 30, 2019(a)	202.9	$68.29

(a)
Certain RSUs were modified in the second quarter of 2019. The weighted-average grant date fair value per share at June 30, 2019 reflects the inclusion of the modified fair value per share for the modified awards.

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

The following table summarizes all PSU activity during the first six months of 2019:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2018	697.3	$47.74
Granted	202.9	81.42
Forfeited	(12.8)	77.06
Vested(a)(b)	(278.8)	29.40
Nonvested balance as of June 30, 2019(c)	608.6	$68.99

(a)
The vested PSUs presented are based on the target amount of the award. In accordance with the terms of the underlying award agreements, the actual shares earned and distributed for the performance period ended December 31, 2018 were 225.9 compared to target shares of 187.0. Additionally, in accordance with the terms of the underlying award agreements, the actual shares earned and distributed for the performance period ended June 30, 2017 were 91.8 compared to target shares of 91.8.

(b)	Certain PSUs were modified and distributed in the first quarter of 2019 and the resulting impact was not material.

(c)
Certain PSUs were modified in the second quarter of 2019. The weighted-average grant date fair value per share at June 30, 2019 reflects the inclusion of the modified fair value per share for the modified awards.

Deferred Stock Units ("DSUs")
We granted DSUs to our nonemployee directors in 2019 and in prior years. We measure the fair value of DSUs at the grant date, based on the price of Brink's stock, and, if applicable, adjusted for a discount for dividends not received or accrued during the vesting period.

DSUs granted after 2014 will be paid out in shares of Brink's stock on the first anniversary of the grant date, provided that the director has not elected to defer the distribution of shares until a later date. DSUs granted prior to 2015, in general, will be paid out in shares of stock following separation from service.

The following table summarizes all DSU activity during the first six months of 2019:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2018	12.5	$74.43
Granted	11.1	78.70
Vested	(12.5)	74.43
Nonvested balance as of June 30, 2019	11.1	$78.70

Note 12 - Capital Stock

Common Stock
At June 30, 2019, we had 100 million shares of common stock authorized and 50.0 million shares issued and outstanding.

Dividends
We paid regular quarterly dividends on our common stock during the last two years.  On July 12, 2019, the Board declared a regular quarterly dividend of 15 cents per share payable on September 3, 2019.  The payment of future dividends is at the discretion of the Board of Directors and is dependent on our future earnings, financial condition, shareholder equity levels, cash flow, business requirements and other factors.

Preferred Stock
At June 30, 2019, we had the authority to issue up to 2.0 million shares of preferred stock with a par value of $10 per share.

Share Repurchase Program
In May 2017, our board of directors authorized a $200 million share repurchase program, which will expire on December 31, 2019. We are not obligated to repurchase any specific dollar amount or number of shares, and, at June 30, 2019, approximately $106 million remains available under this program.  The timing and volume of share repurchases may be executed at the discretion of management on an opportunistic basis, or pursuant to trading plans or other arrangements.  Share repurchases under this program may be made in the open market, in privately negotiated transactions, or otherwise.

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

Additionally, during the year ended December 31, 2018, we used $43.5 million to repurchase 610,177 shares at an average price of $71.22 per share.  These shares were retired upon repurchase. No additional shares were repurchased in the six months ended June 30, 2019.

Shares Used to Calculate Earnings per Share

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018

Weighted-average shares:
Basic(a)	50.2	51.2	50.1	51.0
Effect of dilutive stock awards and options	0.7	—	0.8	—
Diluted	50.9	51.2	50.9	51.0

Antidilutive stock awards and options excluded from denominator	0.1	1.6	0.1	1.7

(a)
We have deferred compensation plans for directors and certain of our employees.  Some amounts owed to participants are denominated in common stock units.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average common stock units credited to employees and directors under the deferred compensation plans.  Additionally, nonvested units are also included in the computation of basic weighted-average shares when the requisite service period has been completed. Accordingly, included in basic shares are 0.3 million in the three months and 0.3 million in the six months ended June 30, 2019, and 0.3 million in the three months and 0.3 million in the six months ended June 30, 2018.

Note 13 - Supplemental cash flow information

	Six Months Ended June 30,
(In millions)	2019	2018
Cash paid for:
Interest	$40.9	29.3
Income taxes, net	31.9	48.6

Non-cash Investing and Financing Activities
We acquired $30.5 million in armored vehicles and other equipment under financing lease arrangements in the first six months of 2019 compared to $27.5 million in armored vehicles and other equipment acquired under financing lease arrangements in the first six months of 2018.

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

At June 30, 2019, we held $105.8 million of restricted cash ($10.4 million represented short-term borrowings, $59.9 million represented restricted cash held for customers, and $35.5 million represented accrued liabilities). At December 31, 2018, we held $136.1 million of restricted cash ($10.5 million represented short-term borrowings, $90.3 million represented restricted cash held for customers and $35.3 million represented accrued liabilities).

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

	June 30,	December 31,
(In millions)	2019	2018
Cash and cash equivalents	$304.9	343.4
Restricted cash	105.8	136.1
Total, cash, cash equivalents, and restricted cash in the condensed consolidated statements of cash flows	$410.7	479.5

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

Note 15 - Reorganization and Restructuring

2016 Reorganization and Restructuring
In the fourth quarter of 2016, management implemented restructuring actions across our global business operations and our corporate functions. As a result of these actions, we recognized $18.1 million in 2016 costs and an additional $17.3 million in 2017 under this restructuring for additional costs related to severance, asset-related adjustments, a benefit program termination and lease terminations. We recognized additional charges of $6.0 million in the first six months of 2018 under this restructuring for severance costs and asset-related adjustments. The actions under this program were substantially completed in 2018.

Other Restructurings
Management periodically implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized charges of $2.2 million in the first six months of 2018 and $14.1 million in the first six months of 2019, primarily severance costs and charges related to the modification of share-based compensation awards. For the current restructuring actions, we expect to incur additional costs between $2 million and $4 million in future periods.

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

RESULTS OF OPERATIONS

Consolidated Review

GAAP and Non-GAAP Financial Measures
We provide an analysis of our operations below on both a generally accepted accounting principles (“GAAP”) and non-GAAP basis.  The purpose of the non-GAAP information is to report our operating profit, income from continuing operations and earnings per share without certain income and expense items that do not reflect the regular earnings of our operations.  The non-GAAP financial measures are intended to provide investors with a supplemental comparison of our operating results and trends for the periods presented. Our management believes these measures are also useful to investors as they allow investors to evaluate our performance using the same metrics that our management uses to evaluate past performance and prospects for future performance. We do not consider these items to be reflective of our core operating performance due to the variability of these items from period-to-period in terms of size, nature and significance.  The non-GAAP adjustments used to reconcile our GAAP results are described on pages 43–44 and are reconciled to comparable GAAP measures on pages 48–50.

Definition of Organic Growth
Organic growth represents the change in revenues or operating profit between the current and prior period, excluding the effect of acquisitions and dispositions and changes in currency exchange rates. See definitions on page 41.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions, except for per share amounts)	2019	2018	Change	2019	2018	Change
GAAP
Revenues	$914.0	849.7	8	1,819.0	1,728.8	5
Cost of revenues	708.5	666.8	6	1,411.2	1,360.4	4
Selling, general and administrative expenses	154.6	119.9	29	296.3	243.0	22
Operating profit	52.6	61.7	(15)	111.0	126.5	(12)
Income (loss) from continuing operations(a)	12.6	(107.8)	fav	26.3	(85.7)	fav
Diluted EPS from continuing operations(a)	$0.25	(2.11)	fav	0.52	(1.68)	fav

Non-GAAP(b)
Non-GAAP revenues	$914.3	824.1	11	1,819.3	1,677.4	8
Non-GAAP operating profit	88.8	76.2	17	173.6	147.7	18
Non-GAAP income from continuing operations(a)	42.8	40.4	6	82.9	75.8	9
Non-GAAP diluted EPS from continuing operations(a)	$0.84	0.78	8	1.63	1.45	12

(a)	Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.

(b)	Non-GAAP results are reconciled to the applicable GAAP results on pages 48–50.

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

GAAP Basis
Analysis of Consolidated Results: Second Quarter 2019 versus Second Quarter 2018
Consolidated Revenues  Revenues increased $64.3 million as the favorable impact of acquisitions ($100.3 million) and organic growth in South America ($37.7 million), North America ($19.7 million) and Rest of World ($6.3 million) were partially offset by the unfavorable impact of currency exchange rates ($74.1 million) and the deconsolidation of Venezuela operations ($25.6 million) in the second quarter of 2018. The unfavorable currency impact was driven by the Argentine peso, Brazilian real and the euro. Revenues increased 4% on an organic basis due mainly to higher average selling prices in Argentina (including the effects of inflation) and organic revenue growth in Mexico due to price increases and volume growth. See above for our definition of “organic.”

Consolidated Costs and Expenses  Cost of revenues increased 6% to $708.5 million primarily due to the impact of acquisitions, including integration costs, and inflation-based organic increases in labor and other operational costs, partially offset by changes in currency exchange rates and the deconsolidation of Venezuela operations in the second quarter of 2018. Selling, general and administrative costs increased 29% to $154.6 million due primarily to the impact of acquisitions, including integration costs, higher corporate expenses, and inflation-based organic increases in labor and other administrative costs, partially offset by changes in currency exchange rates.

Consolidated Operating Profit  We believe our current operating profit margin in our North America segment is lower than our competitors as our vehicle and labor expenses are too high.  We are working to increase our operating profit margin by implementing productivity improvements aimed at reducing vehicle and labor expenses and by selling higher valued services.  We expect our North America segment operating profit margin will continue to be comparable to our Rest of World segment in the future, but will not achieve the same level as our South America segment, where profit margins are higher for us and our competitors due to market conditions.
Operating profit decreased $9.1 million due mainly to:

•
higher costs related to business acquisitions and dispositions ($16.0 million) included in “Other items not allocated to segments”, primarily from the impact of intangible asset amortization and acquisition-related charges in the second quarter of 2019,

•	unfavorable changes in currency exchange rates ($8.9 million) driven by the Argentine peso, slightly offset by the effect of Venezuela devaluations prior to deconsolidation,

•	higher corporate expenses ($8.0 million on an organic basis),

•	deconsolidation of Venezuela in the second quarter of 2018 ($7.8 million), and

•	higher costs related to reorganization and restructuring ($6.1 million) included in “Other items not allocated to segments”, partially offset by:

•	organic increases in South America ($15.0 million), North America ($13.0 million) and Rest of World ($1.0 million), and

•	the favorable operating impact of business acquisitions and dispositions ($10.4 million), excluding intangible asset amortization and acquisition-related charges.

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Income from continuing operations attributable to Brink’s shareholders increased $120.4 million to $12.6 million primarily due to the second quarter of 2018 loss on deconsolidation of Venezuela operations ($126.7 million), lower interest and other expense ($5.0 million), and lower income tax expense ($5.9 million), partially offset by the operating profit decrease mentioned above, higher interest expense ($6.9 million), and higher income attributable to noncontrolling interests ($1.2 million). Earnings per share from continuing operations was $0.25, up from negative $2.11 in the second quarter of 2018.

Analysis of Consolidated Results: First Half 2019 versus First Half 2018
Consolidated Revenues  Revenues increased $90.2 million as the favorable impact of acquisitions ($200.3 million) and organic growth in South America ($67.8 million), North America ($38.8 million), and Rest of World ($5.5 million) were partially offset by the unfavorable impact of currency exchange rates ($170.8 million) and the deconsolidation of Venezuela operations ($51.4 million) in the second quarter of 2018. The unfavorable currency impact was driven by the Argentine peso, Brazilian real and the euro. Revenues increased 4% on an organic basis due mainly to higher average selling prices in Argentina (including the effects of inflation) and organic revenue growth in Mexico due to price increases and volume growth. See above for our definition of “organic.”

Consolidated Costs and Expenses  Cost of revenues increased 4% to $1,411.2 million primarily due to the impact of acquisitions, including integration costs, and inflation-based organic increases in labor and other operational costs, partially offset by changes in currency exchange rates and the deconsolidation of Venezuela operations in the second quarter of 2018. Selling, general and administrative costs increased 22% to $296.3 million due primarily to the impact of acquisitions, including integration costs, corporate expenses, and inflation-based organic increases in labor and other administrative costs, partially offset by changes in currency exchange rates.

Consolidated Operating Profit  We believe our current operating profit margin in our North America segment is lower than our competitors as our vehicle and labor expenses are too high.  We are working to increase our operating profit margin by implementing productivity improvements aimed at reducing vehicle and labor expenses and by selling higher valued services.  We expect our North America segment operating profit margin will continue to be comparable to our Rest of World segment in the future, but will not achieve the same level as our South America segment, where profit margins are higher for us and our competitors due to market conditions.
Operating profit decreased $15.5 million due mainly to:

•	unfavorable changes in currency exchange rates ($32.9 million) driven by the Argentine peso and Brazilian real, slightly offset by the effect of Venezuela devaluations prior to deconsolidation,

•
higher costs related to business acquisitions and dispositions ($27.7 million) included in “Other items not allocated to segments”, primarily from the impact of intangible asset amortization and acquisition-related charges in the first half of 2019,

•	deconsolidation of Venezuela in the second quarter of 2018 ($12.5 million),

•	higher costs related to reorganization and restructuring ($5.9 million) included in “Other items not allocated to segments”, and

•	higher corporate expenses ($5.2 million on an organic basis), partially offset by:

•	organic increases in North America ($29.1 million) and South America ($20.2 million), and

•	the favorable operating impact of business acquisitions and dispositions ($23.3 million), excluding intangible asset amortization and acquisition-related charges.

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Income from continuing operations attributable to Brink’s shareholders increased $112.0 million to $26.3 million primarily due to the second quarter of 2018 loss on deconsolidation of Venezuela operations ($126.7 million), lower interest and other expense ($6.9 million), lower income tax expense ($7.6 million), and lower income attributable to noncontrolling interests ($1.2 million), partially offset by the operating profit decrease mentioned above and higher interest expense ($14.9 million). Earnings per share from continuing operations was $0.52, up from negative $1.68 in the first half of 2018.

Non-GAAP Basis
Analysis of Consolidated Results: Second Quarter 2019 versus Second Quarter 2018
Non-GAAP Consolidated Revenues  Non-GAAP revenues increased $90.2 million as the favorable impact of acquisitions ($100.6 million) and organic growth in South America ($37.7 million), North America ($19.7 million) and Rest of World ($6.3 million) were partially offset by the unfavorable impact of currency exchange rates ($74.1 million). The unfavorable currency impact was driven by the Argentine peso, Brazilian real and the euro. Non-GAAP revenues increased 8% on an organic basis due mainly to higher average selling prices in Argentina (including the effects of inflation) and organic revenue growth in Mexico from price increases and volume growth. See above for our definition of “organic.”

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit increased $12.6 million due mainly to:

•	organic increases in South America ($15.0 million), North America ($13.0 million) and Rest of World ($1.0 million), and

•	the favorable operating impact of business acquisitions and dispositions ($10.4 million), partially offset by:

•	unfavorable changes in currency exchange rates ($18.8 million) driven by the Argentine peso, and

•	higher corporate expenses ($8.0 million on an organic basis).

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders increased $2.4 million to $42.8 million due to the operating profit increase mentioned above, partially offset by higher interest expense ($5.7 million) and higher interest and other expense ($4.7 million). Earnings per share from continuing operations was $0.84, up from $0.78 in the second quarter of 2018.

Analysis of Consolidated Results: First Half 2019 versus First Half 2018
Non-GAAP Consolidated Revenues  Non-GAAP revenues increased $141.9 million as the favorable impact of acquisitions ($200.6 million) and organic growth in South America ($67.8 million), North America ($38.8 million), and Rest of World ($5.5 million) were partially offset by the unfavorable impact of currency exchange rates ($170.8 million). The unfavorable currency impact was driven by the Argentine peso, Brazilian real and the euro. Non-GAAP revenues increased 7% on an organic basis due mainly to higher average selling prices in Argentina (including the effects of inflation) and organic revenue growth in Mexico from price increases and volume growth. See above for our definition of “organic.”

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit increased $25.9 million due mainly to:

•	organic increases in North America ($29.1 million) and South America ($20.2 million), and

•	the favorable operating impact of business acquisitions and dispositions ($23.3 million), partially offset by:

•	unfavorable changes in currency exchange rates ($41.0 million) driven by the Argentine peso and Brazilian real, and

•	higher corporate expenses ($5.2 million on an organic basis).

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders increased $7.1 million to $82.9 million due to the operating profit increase mentioned above and lower income attributable to noncontrolling interests ($1.6 million), partially offset by higher interest expense ($12.4 million) and higher interest and other expense ($7.5 million). Earnings per share from continuing operations was $1.63, up from $1.45 in the first half of 2018.

Revenues and Operating Profit by Segment: Second Quarter 2019 versus Second Quarter 2018

		Organic	Acquisitions /			% Change
(In millions)	2Q'18	Change	Dispositions(a)	Currency(b)	2Q'19	Total	Organic
Revenues:
North America	$324.0	19.7	98.7	0.1	442.5	37	6
South America	233.3	37.7	16.6	(62.4)	225.2	(3)	16
Rest of World	266.8	6.3	(14.7)	(11.8)	246.6	(8)	2
Segment revenues(e)	824.1	63.7	100.6	(74.1)	914.3	11	8

Other items not allocated to segments(d)	25.6	(25.6)	(0.3)	—	(0.3)	unfav	unfav
Revenues - GAAP	$849.7	38.1	100.3	(74.1)	914.0	8	4

Operating profit:
North America	$26.1	13.0	6.9	0.4	46.4	78	50
South America	46.1	15.0	3.5	(19.6)	45.0	(2)	33
Rest of World	26.2	1.0	—	(1.0)	26.2	—	4
Segment operating profit	98.4	29.0	10.4	(20.2)	117.6	20	29
Corporate(c)	(22.2)	(8.0)	—	1.4	(28.8)	30	36
Operating profit - non-GAAP	76.2	21.0	10.4	(18.8)	88.8	17	28

Other items not allocated to segments(d)	(14.5)	(15.6)	(16.0)	9.9	(36.2)	unfav	unfav
Operating profit - GAAP	$61.7	5.4	(5.6)	(8.9)	52.6	(15)	9
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

(c)	Corporate expenses are not allocated to segment results. Corporate expenses include salaries and other costs to manage the global business and to perform activities required by public companies.

(d)	See pages 43–44 for more information.

(e)	Segment revenues equal our total reported non-GAAP revenues.

Analysis of Segment Results: Second Quarter 2019 versus Second Quarter 2018

North America
Revenues increased 37% ($118.5 million) primarily due to the favorable impact of acquisitions ($98.7 million), including the August 2018 Dunbar acquisition, and 6% organic growth ($19.7 million) driven by price increases and volume growth in Mexico and price increases in the U.S. Operating profit increased $20.3 million primarily due to organic growth in Mexico and the U.S. and the favorable impact of acquisitions ($6.9 million), primarily from the Dunbar acquisition. Organic profit growth in Mexico was driven by price increases, higher volumes, and labor-related productivity improvements. Organic profit growth in the U.S. was driven by price increases and lower labor costs and other productivity improvements, related to breakthrough initiatives and Dunbar acquisition synergies.

South America
Revenues decreased 3% ($8.1 million) primarily due to the unfavorable impact of currency exchange rates ($62.4 million) mostly from the Argentine peso and Brazilian real, partially offset by 16% organic growth ($37.7 million) and the favorable impact of acquisitions and dispositions ($16.6 million), primarily from the January 2019 Rodoban acquisition. The organic growth was driven by inflation-based price increases in Argentina and price increases in Brazil. Operating profit decreased 2% ($1.1 million) due to unfavorable currency ($19.6 million) driven by the Argentine peso, partially offset by organic growth ($15.0 million) and the favorable impact of acquisitions and dispositions ($3.5 million), primarily from the Rodoban acquisition. The organic profit increase was driven by growth in Argentina and Brazil.

Rest of World
Revenues decreased 8% ($20.2 million) due to the unfavorable impact of acquisitions and dispositions ($14.7 million), primarily related to the disposition of the French airport security services company in the second quarter of 2018, and the unfavorable impact of currency exchange rates ($11.8 million), partially offset by an organic increase ($6.3 million). The organic increase was due to growth in Israel and the United Kingdom. Operating profit was flat due to unfavorable currency ($1.0 million), offset by an organic increase ($1.0 million). The organic increase was primarily related to Israel, the United Kingdom and France, partially offset by a decrease in Asia Pacific.

Revenues and Operating Profit by Segment: First Half 2019 versus First Half 2018

		Organic	Acquisitions /			% Change
(In millions)	YTD '18	Change	Dispositions(a)	Currency(b)	YTD '19	Total	Organic
Revenues:
North America	$644.1	38.8	198.5	(4.4)	877.0	36	6
South America	488.1	67.8	37.2	(137.6)	455.5	(7)	14
Rest of World	545.2	5.5	(35.1)	(28.8)	486.8	(11)	1
Segment revenues(e)	1,677.4	112.1	200.6	(170.8)	1,819.3	8	7

Other items not allocated to segments(d)	51.4	(51.4)	(0.3)	—	(0.3)	unfav	unfav
Revenues - GAAP	$1,728.8	60.7	200.3	(170.8)	1,819.0	5	4

Operating profit:
North America	$46.7	29.1	14.7	(0.1)	90.4	94	62
South America	101.7	20.2	7.6	(41.5)	88.0	(13)	20
Rest of World	51.8	(0.5)	1.0	(2.3)	50.0	(3)	(1)
Segment operating profit	200.2	48.8	23.3	(43.9)	228.4	14	24
Corporate(c)	(52.5)	(5.2)	—	2.9	(54.8)	4	10
Operating profit - non-GAAP	147.7	43.6	23.3	(41.0)	173.6	18	30

Other items not allocated to segments(d)	(21.2)	(21.8)	(27.7)	8.1	(62.6)	unfav	unfav
Operating profit - GAAP	$126.5	21.8	(4.4)	(32.9)	111.0	(12)	17
Amounts may not add due to rounding.

See page 41 for footnote explanations.

Analysis of Segment Results: First Half 2019 versus First Half 2018

North America
Revenues increased 36% ($232.9 million) primarily due to the favorable impact of the acquisitions ($198.5 million), primarily from the Dunbar acquisition, and 6% organic growth ($38.8 million), slightly offset by the unfavorable impact of currency exchange rates ($4.4 million) primarily from the Canadian dollar. Organic revenue growth increased from price and volume growth in Mexico and price increases in the U.S. Operating profit increased $43.7 million primarily due to organic growth in the U.S. and Mexico and the favorable impact of acquisitions ($14.7 million), primarily from the Dunbar acquisition. Organic profit growth in the U.S. was driven by price increases and lower labor costs and other productivity improvements, related to breakthrough initiatives and Dunbar acquisition synergies. Organic profit growth in Mexico was driven by price increases, higher volumes, and labor-related productivity improvements.

South America
Revenues decreased 7% ($32.6 million) primarily due to the unfavorable impact of currency exchange rates ($137.6 million) mostly from the Argentine peso and Brazilian real, partially offset by 14% organic growth ($67.8 million) and the favorable impact of acquisitions and dispositions ($37.2 million), primarily from the Rodoban acquisition. The organic growth was driven by inflation-based price increases in Argentina and price increases in Brazil. Operating profit decreased 13% ($13.7 million) due to unfavorable currency ($41.5 million) driven by the Argentine peso and Brazilian real, partially offset by organic growth ($20.2 million) and the favorable impact of acquisitions and dispositions ($7.6 million), primarily from the Rodoban acquisition. The organic profit increase was driven by growth in Argentina.

Rest of World
Revenues decreased 11% ($58.4 million) due to the unfavorable impact of acquisitions and dispositions ($35.1 million), primarily related to the disposition of the French airport security services company in the second quarter of 2018, and the unfavorable impact of currency exchange rates ($28.8 million), partially offset by an organic increase ($5.5 million). The organic increase was due to growth in Israel, Greece, and Asia Pacific. Operating profit decreased 3% ($1.8 million) due to unfavorable currency ($2.3 million) and a slight organic decrease ($0.5 million), partially offset by the favorable impact of acquisitions and dispositions ($1.0 million).

Income and Expense Not Allocated to Segments

Corporate Expenses

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2019	2018	change	2019	2018	change
General, administrative and other expenses	$(32.5)	(20.9)	56	$(59.6)	(52.0)	15
Foreign currency transaction gains (losses)	(0.3)	(1.7)	(82)	0.6	(2.2)	fav
Reconciliation of segment policies to GAAP	4.0	0.4	fav	4.2	1.7	fav
Corporate expenses	$(28.8)	(22.2)	30	$(54.8)	(52.5)	4

Corporate expenses for the first six months of 2019 increased $2.3 million versus the prior year period primarily driven by higher share-based compensation expense and increased strategic marketing costs, partially offset by lower security costs, currency transaction gains and a reduction in bad debt expense in the current year period. Corporate expenses include former non-segment and regional management costs, currency transaction gains and losses, costs related to global initiatives and adjustments to reconcile segment accounting policies to U.S. GAAP.

Other Items Not Allocated to Segments

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2019	2018	change	2019	2018	change
Revenues:
Venezuela operations	$—	25.6	(100)	$—	51.4	(100)
Acquisitions and dispositions	(0.3)	—	unfav	(0.3)	—	unfav
Revenues	$(0.3)	25.6	unfav	$(0.3)	51.4	unfav

Operating profit:
Venezuela operations	$—	(1.2)	(100)	—	2.3	(100)
Reorganization and Restructuring	(10.6)	(4.5)	unfav	(14.1)	(8.2)	72
Acquisitions and dispositions	(22.6)	(7.4)	unfav	(39.8)	(13.9)	unfav
Argentina highly inflationary impact	(0.1)	—	unfav	(4.4)	—	unfav
Reporting compliance	(2.9)	(1.4)	unfav	(4.3)	(1.4)	unfav
Operating profit	$(36.2)	(14.5)	unfav	$(62.6)	(21.2)	unfav

The impact of other items not allocated to segments was a loss of $36.2 million in the second quarter of 2019 versus the prior year period loss of $14.5 million. The change was primarily due to higher acquisition-related charges, increased reorganization and restructuring expenses and costs associated with the creation of a new accounts receivable subledger in the U.S. These costs were partially offset by losses from our Venezuela operations in the prior year quarter and a reduction in reporting compliance costs in the current year period.
The impact of other items not allocated to segments was a loss of $62.6 million in the first six months of 2019 versus the prior year period loss of $21.2 million. The change was primarily due to higher acquisition-related charges, increased reorganization and restructuring expenses, the impact of highly inflationary accounting in Argentina, costs associated with the creation of a new accounts receivable subledger in the U.S. and profits from our Venezuela operations in the prior year period.
Venezuela operations Prior to the deconsolidation of our Venezuelan subsidiaries effective June 30, 2018, we excluded from our segment results all of our Venezuela operating results due to the Venezuelan government's restrictions that prevented us from repatriating funds. In light of these unique circumstances, our operations in Venezuela have been largely independent of the rest of our global operations. As a result, the Chief Executive Officer, the Company's Chief Operating Decision maker ("CODM"), assessed segment performance and made resource decisions by segment excluding Venezuela operating results. Additionally, management believed excluding Venezuela from segment results made it possible to more effectively evaluate the company’s performance between periods. These amounts were also excluded from non-GAAP results. Prior to deconsolidation,Venezuela operating results included remeasurement gains and losses on monetary assets and liabilities related to currency devaluations. We recognized remeasurement gains of $2.2 million in the first six months of 2018.

Factors considered by management in excluding Venezuela results included:

•	Continued inability to repatriate cash to redeploy to other operations or dividend to shareholders,

•	Highly inflationary environment,

•	Previous fixed exchange rate policy,

•	Continued currency devaluations, and

•	Difficulty raising prices and controlling costs.

Reorganization and Restructuring
2016 Restructuring
In the fourth quarter of 2016, management implemented restructuring actions across our global business operations and our corporate functions. As a result of these actions, we recognized $18.1 million in 2016 costs and an additional $17.3 million in 2017 under this restructuring for additional costs related to severance, asset-related adjustments, a benefit program termination and lease terminations. We recognized additional charges of $6.0 million in the first six months of 2018 under this restructuring for severance costs and asset-related adjustments. The actions under this program were substantially completed in 2018.

Other Restructurings
Management periodically implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized charges of $2.2 million in the first six months of 2018 and $14.1 million in the first six months of 2019, primarily severance costs and charges related to the modification of share-based compensation awards. When completed, the current restructuring actions will reduce our workforce by 100 to 200 positions and result in approximately $8 million in annualized cost savings. For the current restructuring actions, we expect to incur additional costs between $2 million and $4 million in future periods. These estimates will be updated as management targets additional sections of our business.
Due to the unique circumstances around these charges, they have not been allocated to segment results and are excluded from non-GAAP results. Charges related to the employees, assets, leases and contracts impacted by these restructuring actions were excluded from the segments and corporate expenses as shown in the table below.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2019	2018	change	2019	2018	change
Reportable Segments:
North America	$(0.5)	(0.1)	unfav	$(1.5)	(0.6)	unfav
South America	(0.3)	(0.2)	50	(0.9)	(1.0)	(10)
Rest of World	(1.9)	(4.2)	(55)	(3.3)	(6.6)	(50)
Total reportable segments	(2.7)	(4.5)	(40)	(5.7)	(8.2)	(30)
Corporate items	(7.9)	—	unfav	(8.4)	—	unfav
Total	$(10.6)	(4.5)	unfav	$(14.1)	(8.2)	72

Acquisitions and dispositions Certain acquisition and disposition items that are not considered part of the ongoing activities of the business and are special in nature are consistently excluded from segment and non-GAAP results. These items are described below:
2019 Acquisitions and Dispositions

•	We incurred $17.6 million in integration costs related to Dunbar in the first six months of 2019.

•	Amortization expense for acquisition-related intangible assets was $13.5 million in the first six months of 2019.

•	Restructuring costs related to our Dunbar and Rodoban acquisitions were $3.8 million in the first six months of 2019.

•	Transaction costs related to business acquisitions were $1.9 million in the first six months of 2019.

•	Compensation expense related to the retention of key Dunbar employees was $1.6 million in the first six months of 2019.

•	In the first six months of 2019, we recognized $1.3 million in asset impairment charges and severance costs related to the exit from our top-up prepaid mobile phone business in Brazil.

2018 Acquisitions and Dispositions

•	Amortization expense for acquisition-related intangible assets was $7.2 million in the first six months of 2018.

•	Severance costs related to our 2017 acquisitions in Argentina, France and Brazil were $3.3 million in the first six months of 2018.

•	Transaction costs related to business acquisitions were $2.1 million in the first six months of 2018.

Argentina highly inflationary impact Beginning in the third quarter of 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, Argentine peso-denominated monetary assets and liabilities are now remeasured at each balance sheet date to the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In addition, nonmonetary assets retain a higher historical basis when the currency is devalued. The higher historical basis results in incremental expense being recognized when the nonmonetary assets are consumed. In the first half of 2019, we recognized $4.4 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $3.4 million. These amounts are excluded from segment and non-GAAP results.

Reporting compliance Certain compliance costs (primarily third party expenses) are excluded from the first six months of 2019 segment and non-GAAP results. These costs relate to the reconstruction of the accounts receivable subledger in the U.S. global services operations ($2.6 million), the implementation and January 1, 2019 adoption of the new lease accounting standard ($1.4 million), and the mitigation of material weaknesses ($0.3 million).

Foreign Operations

We currently serve customers in more than 100 countries, including 41 countries where we operate subsidiaries.

We are subject to risks customarily associated with doing business in foreign countries, including labor and economic conditions, the imposition of international sanctions, including by the U.S. government, political instability, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. Changes in the political or economic environments in the countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. The future effects, if any, of these risks are unknown. In April 2019, the U.S. government sanctioned the Venezuela central bank and, as a result, the Company has ceased support of the Venezuela business.

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

Changes in exchange rates may also affect transactions that are denominated in currencies other than the functional currency.  From time to time, we use shorter term foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At June 30, 2019, the notional value of our shorter term outstanding foreign currency forward and swap contracts was $146 million with average contract maturities of approximately one month.  These shorter term foreign currency forward and swap contracts primarily offset exposures in the euro and the British pound.  Additionally, these shorter term contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings.  We recognized gains of $2.5 million on these contracts in the first six months of 2019.  At June 30, 2019, the fair value of these shorter term foreign currency contracts was not significant.

We also have a longer term cross currency swap contract to hedge exposure in Brazilian real, which is designated as a cash flow hedge for accounting purposes. At June 30, 2019, the notional value of this longer term contract was $142 million with a weighted-average maturity of approximately 2.5 years. We recognized net losses of $1.3 million on this contract, of which gains of $1.4 million were included in other operating income (expense) to offset transaction losses of $1.4 million and expenses of $2.7 million were included in interest expense in the first six months of 2019. At June 30, 2019, the fair value of the longer term cross currency swap contract was a $1.3 million net liability, of which a $3.2 million asset is included in other assets and a $4.5 million liability is included in accrued liabilities on the condensed consolidated balance sheet.

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

Other Operating Income (Expense)

Other operating income (expense) includes amounts included in segment results as well as income and expense not allocated to segments.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2019	2018	change	2019	2018	change
Foreign currency items:
Transaction gains (losses)	$1.7	(7.7)	fav	$(5.2)	(3.3)	58
Derivative instrument gains (losses)	(1.4)	5.5	unfav	2.5	3.4	(26)
Gains on sale of property and other assets	1.1	0.1	fav	1.2	0.5	fav
Impairment losses	(0.4)	(0.9)	(56)	(1.6)	(2.7)	(41)
Share in earnings of equity affiliates	0.3	0.3	—	0.5	1.4	(64)
Royalty income	1.3	1.3	—	2.5	1.8	39
Other gains (losses)	(0.9)	0.1	unfav	(0.4)	—	unfav
Other operating income (expense)	$1.7	(1.3)	fav	$(0.5)	1.1	unfav
Other operating income (expense) was $1.7 million of income in the second quarter of 2019 versus $1.3 million of expense in the prior year period. The change from the prior year quarter was primarily due to higher net foreign currency item gains in the second quarter of 2019.

Other operating income (expense) was $0.5 million of expense in the first six months of 2019 versus $1.1 million of income in the prior year period. The change from the prior year quarter was primarily due to higher net foreign currency item losses in the first half of 2019, primarily as a result of currency remeasurement in Argentina under highly inflationary accounting, partially offset by lower impairment losses.

Nonoperating Income and Expense

Interest expense

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2019	2018	change	2019	2018	change
Interest expense	$22.7	15.8	44	$45.7	30.8	48

Interest expense was higher in the second quarter of 2019 compared to the prior year period primarily due to higher borrowing levels due to business acquisitions.

Interest expense was higher in the first half of 2019 compared to the prior year period primarily due to higher borrowing levels due to business acquisitions.

Loss on deconsolidation of Venezuela operations

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2019	2018	change	2019	2018	change
Loss on deconsolidation of Venezuela operations	$—	126.7	(100)	$—	126.7	(100)

See Note 1 to the condensed consolidated financial statements for more information about the loss on deconsolidation of our Venezuelan operations.

Interest and other nonoperating income (expense)

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2019	2018	change	2019	2018	change
Interest income	$1.1	2.1	(48)	$2.3	4.1	(44)
Gain on equity securities	—	1.5	(100)	—	1.5	(100)
Foreign currency transaction losses(a)	—	(12.6)	(100)	—	(15.5)	(100)
Retirement benefit cost other than service cost	(7.8)	(10.0)	(22)	(17.5)	(21.7)	(19)
Non-income taxes on intercompany billings(b)	(0.8)	(0.3)	unfav	(1.8)	(0.6)	unfav
Venezuela operations(c)	(0.4)	—	unfav	(0.9)	—	unfav
Gain on lease termination(d)	5.2	—	fav	5.2	—	fav
Gain on a disposition of a subsidiary(e)	—	10.3	(100)	—	10.3	(100)
Other	(0.4)	0.9	unfav	(1.6)	0.7	unfav
Interest and other nonoperating income (expense)	$(3.1)	(8.1)	(62)	$(14.3)	(21.2)	(33)

(a)
Prior to the July 1, 2018 highly inflationary designation for accounting purposes, currency transaction losses incurred by Brink's Argentina related to its U.S. dollar-denominated payables to the sellers of Maco Transporatadora and Maco Litoral.

(b)
Certain of our Latin American subsidiaries incur non-income taxes related to the billing of intercompany charges. These intercompany charges do not impact South American segment results and are eliminated in our consolidation.

(c)
Charges incurred for providing financial support to Brink's Venezuelan subsidiaries after the June 30, 2018 deconsolidation. We do not expect any future funding of the Venezuela business, as long as current U.S. sanctions remain in effect.

(d)	Gain on termination of a mining lease obligation related to former coal operations. We have no remaining mining leases.

(e)	Gain on the sale of our former French airport security services subsidiary in the second quarter of 2018.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Continuing operations
Provision for income taxes (in millions)	$12.7	18.6	$22.4	30.0
Effective tax rate	47.4%	(20.9)%	43.9%	(57.5%)

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

Noncontrolling Interests

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2019	2018	change	2019	2018	change
Net income attributable to noncontrolling interests	$1.5	0.3	unfav	$2.3	3.5	(34)

The change from $0.3 million net income attributable to noncontrolling interests in the second quarter of 2018 to $1.5 million of net income attributable to noncontrolling interests in the second quarter of 2019 was primarily due to the deconsolidation of our Venezuelan subsidiaries effective June 30, 2018, and the acquisition of the Colombian noncontrolling interests in the fourth quarter of 2018.

The change from $3.5 million net income attributable to noncontrolling interests in the first six months of 2018 to $2.3 million of net income attributable to noncontrolling interests in the first six months of 2019 was primarily due to the deconsolidation of our Venezuelan subsidiaries effective June 30, 2018, and the acquisition of the Colombian noncontrolling interests in the fourth quarter of 2018.

See Note 1 to the condensed consolidated financial statements for more information about the deconsolidation of our Venezuelan subsidiaries.

Non-GAAP Results Reconciled to GAAP

Non-GAAP results described in this filing are financial measures that are not required by or presented in accordance with GAAP. The purpose of the non-GAAP results is to report financial information from the primary operations of our business by excluding the effects of certain income and expenses that do not reflect the ordinary earnings of our operations. The specific items excluded have not been allocated to segments, are described in detail on pages 43–44, and are reconciled to comparable GAAP measures below.

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

	YTD '19			YTD '18
(In millions, except for percentages)	Pre-tax	Tax	Effective tax rate	Pre-tax	Tax	Effective tax rate
Effective Income Tax Rate(a)
GAAP	$51.0	22.4	43.9%	$(52.2)	30.0	(57.5)%
Retirement plans(d)	14.9	3.5		16.9	3.9
Venezuela operations(b)(f)	0.9	—		0.6	(3.9)
Reorganization and Restructuring(b)	14.1	3.6		8.2	2.7
Acquisitions and dispositions(b)	42.8	2.8		19.6	9.3
Tax on accelerated income(e)	—	—		—	0.3
Argentina highly inflationary impact(b)	4.4	—		—	—
Reporting compliance(b)	4.3	0.1		1.4	0.3
Gain on lease termination(g)	(5.2)	—		—	—
Loss on deconsolidation of Venezuela operations(f)	—	—		126.7	—
Income tax rate adjustment(c)	—	9.6		—	(1.1)
Non-GAAP	$127.2	42.0	33.0%	$121.2	41.5	34.2%

Amounts may not add due to rounding.

(a)	From continuing operations.

(b)
See “Other Items Not Allocated To Segments” on pages 43–44 for details.  We do not consider these items to be reflective of our core operating performance due to the variability of such items from period-to-period in terms of size, nature and significance.

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

(f)
Effective June 30, 2018, we deconsolidated our investment in Venezuelan subsidiaries and recognized a pretax charge of $126.7 million. Post-deconsolidation funding of ongoing costs related to our Venezuelan operations was $0.9 million in the first six months of 2019 and was expensed as incurred and reported in interest and other nonoperating income (expense). We do not expect any future funding of the Venezuela business, as long as current U.S. sanctions remain in effect.

(g)	Gain on settlement of a mining lease obligation related to former coal operations. We have no remaining mining leases.

(h)
Because we reported a loss from continuing operations on a GAAP basis in the second quarter of 2018, GAAP EPS was calculated using basic shares. However, as we reported income from continuing operations on a non-GAAP basis in the second quarter of 2018, non-GAAP EPS was calculated using diluted shares.

Non-GAAP Results Reconciled to GAAP

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for percentages and per share amounts)	2019	2018	2019	2018
Revenues:
GAAP	$914.0	849.7	1,819.0	1,728.8
Venezuela operations(b)	—	(25.6)	—	(51.4)
Acquisitions and dispositions(b)	0.3	—	0.3	—
Non-GAAP	$914.3	824.1	1,819.3	1,677.4

Operating profit:
GAAP	$52.6	61.7	111.0	126.5
Venezuela operations(b)	—	1.2	—	(2.3)
Reorganization and Restructuring(b)	10.6	4.5	14.1	8.2
Acquisitions and dispositions(b)	22.6	7.4	39.8	13.9
Argentina highly inflationary impact(b)	0.1	—	4.4	—
Reporting compliance(b)	2.9	1.4	4.3	1.4
Non-GAAP	$88.8	76.2	173.6	147.7

Operating margin:
GAAP margin	5.8%	7.3%	6.1%	7.3%
Non-GAAP margin	9.7%	9.2%	9.5%	8.8%

Interest expense:
GAAP	$(22.7)	(15.8)	(45.7)	(30.8)
Venezuela operations(b)	—	0.1	—	0.1
Acquisitions and dispositions(b)	1.5	0.2	3.0	0.4
Non-GAAP	$(21.2)	(15.5)	(42.7)	(30.3)

Loss on deconsolidation of Venezuela operations:
GAAP	$—	(126.7)	—	(126.7)
Loss on deconsolidation of Venezuela operations(f)	—	126.7	—	126.7
Non-GAAP	$—	—	—	—

Interest and other nonoperating income (expense):
GAAP	$(3.1)	(8.1)	(14.3)	(21.2)
Retirement plans(d)	6.5	8.1	14.9	16.9
Venezuela operations(b)(f)	0.4	0.9	0.9	2.8
Acquisitions and dispositions(b)	—	2.4	—	5.3
Gain on lease termination(g)	(5.2)	—	(5.2)	—
Non-GAAP	$(1.4)	3.3	(3.7)	3.8

Provision for income taxes:
GAAP	$12.7	18.6	22.4	30.0
Retirement plans(d)	1.6	2.0	3.5	3.9
Venezuela operations(b)	—	(2.4)	—	(3.9)
Reorganization and Restructuring(b)	2.6	1.5	3.6	2.7
Acquisitions and dispositions(b)	1.1	6.2	2.8	9.3
Tax on accelerated income(e)	—	(0.2)	—	0.3
Reporting compliance(b)	0.1	0.3	0.1	0.3
Income tax rate adjustment(c)	3.8	(4.1)	9.6	(1.1)
Non-GAAP	$21.9	21.9	42.0	41.5

Amounts may not add due to rounding.

See page 48 for footnote explanations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for percentages and per share amounts)	2019	2018	2019	2018
Net income (loss) attributable to noncontrolling interests:
GAAP	$1.5	0.3	2.3	3.5
Venezuela operations(b)	—	1.6	—	1.0
Reorganization and Restructuring(b)	—	(0.1)	—	(0.1)
Income tax rate adjustment(c)	—	(0.1)	—	(0.5)
Non-GAAP	$1.5	1.7	2.3	3.9

Income (loss) from continuing operations attributable to Brink's:
GAAP	$12.6	(107.8)	26.3	(85.7)
Retirement plans(d)	4.9	6.1	11.4	13.0
Venezuela operations(b)(f)	0.4	3.0	0.9	3.5
Reorganization and Restructuring(b)	8.0	3.1	10.5	5.6
Acquisitions and dispositions(b)	23.0	3.8	40.0	10.3
Tax on accelerated income(e)	—	0.2	—	(0.3)
Argentina highly inflationary impact(b)	0.1	—	4.4	—
Reporting compliance(b)	2.8	1.1	4.2	1.1
Gain on lease termination(g)	(5.2)	—	(5.2)	—
Loss on deconsolidation of Venezuela operations(f)	—	126.7	—	126.7
Income tax rate adjustment(c)	(3.8)	4.2	(9.6)	1.6
Non-GAAP	$42.8	40.4	82.9	75.8

Diluted EPS:
GAAP	$0.25	(2.11)	0.52	(1.68)
Retirement plans(d)	0.10	0.12	0.22	0.25
Venezuela operations(b)(f)	0.01	0.06	0.02	0.07
Reorganization and Restructuring(b)	0.16	0.06	0.21	0.11
Acquisitions and dispositions(b)	0.45	0.07	0.79	0.20
Tax on accelerated income(e)	—	—	—	(0.01)
Argentina highly inflationary impact(b)	—	—	0.09	—
Reporting compliance(b)	0.06	0.02	0.08	0.02
Gain on lease termination(g)	(0.10)	—	(0.10)	—
Loss on deconsolidation of Venezuela operations(f)	—	2.43	—	2.43
Income tax rate adjustment(c)	(0.07)	0.08	(0.19)	0.03
Share adjustment(h)	—	0.04	—	0.04
Non-GAAP	$0.84	0.78	1.63	1.45

Amounts may not add due to rounding.

See page 48 for footnote explanations.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows from operating activities decreased by $85.2 million in the first six months of 2019 as compared to the first six months of 2018.  Cash used for investing activities increased by $135.3 million in the first six months of 2019 compared to the first six months of 2018. We financed our liquidity needs in the first six months of 2019 with cash flows from long term debt.

Operating Activities

	Six Months Ended June 30,		$
(In millions)	2019	2018	change
Cash flows from operating activities
Operating activities - GAAP	$23.9	109.1	(85.2)
Venezuela operations	—	(0.4)	0.4
(Increase) decrease in restricted cash held for customers	29.5	(4.4)	33.9
(Increase) decrease in certain customer obligations(a)	(7.0)	(5.7)	(1.3)
Operating activities - non-GAAP	$46.4	98.6	(52.2)

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

Non-GAAP cash flows from operating activities is a supplemental financial measure that is not required by, or presented in accordance with, GAAP. The purpose of this non-GAAP measure is to report financial information excluding cash flows from Venezuela operations prior to the deconsolidation, restricted cash held for customers and the impact of cash received and processed in certain of our secure cash management services operations. We believe this measure is helpful in assessing cash flows from operations, enables period-to-period comparability and is useful in predicting future operating cash flows. This non-GAAP measure should not be considered as an alternative to cash flows from operating activities determined in accordance with GAAP and should be read in conjunction with our condensed consolidated statements of cash flows.

GAAP
Cash flows from operating activities decreased by $85.2 million in the first six months of 2019 compared to the same period in 2018.  The decrease was attributed to the $33.9 million decrease in restricted cash held for customers, higher amounts paid for interest, and changes in working capital, partially offset by lower amounts paid for taxes.

Non-GAAP
Non-GAAP cash flows from operating activities decreased by $52.2 million in the first six months of 2019 as compared to the same period in 2018.  The decrease was primarily due to higher amounts paid for interest and changes in working capital, partially offset by lower amounts paid for taxes.

Investing Activities

	Six Months Ended June 30,		$
(In millions)	2019	2018	change
Cash flows from investing activities
Capital expenditures	$(73.1)	(73.3)	0.2
Acquisitions, net of cash acquired	(167.0)	—	(167.0)
Dispositions, net of cash disposed	—	9.6	(9.6)
Marketable securities:
Purchases	(2.2)	(50.1)	47.9
Sales	0.8	5.5	(4.7)
Proceeds from sale of property and equipment	1.9	1.8	0.1
Other	(3.1)	(0.9)	(2.2)
Investing activities	$(242.7)	(107.4)	(135.3)

Cash used by investing activities increased by $135.3 million in the first six months of 2019 versus the first six months of 2018.  The increase was primarily due to the $167 million in cash paid, net of cash acquired, for the acquisitions in Brazil and the U.S., partially offset by lower purchases of marketable securities during the first six months of 2019.

Capital expenditures and depreciation and amortization were as follows:

	Six Months Ended June 30,		$	Full Year
(In millions)	2019	2018	change	2018
Property and equipment acquired during the period
Capital expenditures:(a)
North America	$33.6	30.3	3.3	59.1
South America	19.8	22.4	(2.6)	43.3
Rest of World	13.8	13.4	0.4	37.9
Corporate	5.9	7.2	(1.3)	14.8
Capital expenditures - GAAP and non-GAAP	$73.1	73.3	(0.2)	155.1

Financing leases:(b)
North America	$26.3	21.9	4.4	42.3
South America	0.9	5.6	(4.7)	9.6
Rest of World	3.3	—	3.3	—
Financing leases - GAAP and non-GAAP	$30.5	27.5	3.0	51.9

Total:
North America	$59.9	52.2	7.7	101.4
South America	20.7	28.0	(7.3)	52.9
Rest of World	17.1	13.4	3.7	37.9
Corporate	5.9	7.2	(1.3)	14.8
Total property and equipment acquired	$103.6	100.8	2.8	207.0

Depreciation and amortization(a)
North America	$42.3	32.3	10.0	72.1
South America	14.0	13.5	0.5	26.3
Rest of World	17.3	16.1	1.2	31.3
Corporate	5.6	6.3	(0.7)	11.9
Depreciation and amortization - non-GAAP	$79.2	68.2	11.0	141.6
Venezuela	—	1.1	(1.1)	1.1
Argentina highly inflationary impact	0.5	—	0.5	—
Reorganization and Restructuring	0.1	1.4	(1.3)	1.9
Acquisitions and dispositions	3.3	—	3.3	—
Amortization of intangible assets	13.5	7.2	6.3	17.7
Depreciation and amortization - GAAP	$96.6	77.9	18.7	162.3

(a)
Capital expenditures as well as depreciation and amortization related to Venezuela have been excluded from South America. In addition, incremental depreciation related to highly inflationary accounting in Argentina, accelerated depreciation related to restructuring activities and amortization of acquisition-related intangible assets have also been excluded from non-GAAP amounts.

(b)
Represents the amount of property and equipment acquired using financing leases.  Because the assets are acquired without using cash, the acquisitions are not reflected in the condensed consolidated cash flow statement.  Amounts are provided here to assist in the comparison of assets acquired in the current year versus prior years.

Non-GAAP capital expenditures and non-GAAP depreciation and amortization are supplemental financial measures that are not required by, or presented in accordance with GAAP. The purpose of these non-GAAP measures is to report financial information excluding capital expenditures and depreciation and amortization from our Venezuela operations prior to the deconsolidation, incremental depreciation related to highly inflationary accounting in Argentina, accelerated depreciation from restructuring activities and amortization of acquisition-related intangible assets. We believe these measures are helpful in assessing capital expenditures and depreciation and amortization, enable period-to-period comparability and are useful in predicting future investing cash flows. These non-GAAP measures should not be considered as alternatives to capital expenditures and depreciation and amortization determined in accordance with GAAP and should be read in conjunction with our condensed consolidated statements of cash flows.

Our reinvestment ratio, which we define as the annual amount of property and equipment acquired during the period divided by the annual amount of depreciation, was 1.4 for the twelve months ending June 30, 2019 compared to 1.7 for the twelve months ending June 30, 2018.

Capital expenditures in the first six months of 2019 were primarily for machinery and equipment, information technology and armored vehicles.

Financing Activities

	Six Months Ended June 30,		$
(In millions)	2019	2018	change
Cash flows from financing activities
Borrowings and repayments:
Short-term borrowings	$0.1	10.5	(10.4)
Cash supply chain customer debt	—	(11.7)	11.7
Long-term revolving credit facilities, net	(130.6)	—	(130.6)
Other long-term debt, net	309.5	(25.9)	335.4
Borrowings (repayments)	179.0	(27.1)	206.1

Debt financing costs	(4.0)	—	(4.0)
Dividends to:
Shareholders of Brink’s	(14.9)	(15.2)	0.3
Noncontrolling interests in subsidiaries	(0.2)	(1.9)	1.7
Acquisition-related financing activities:
Payment of acquisition-related obligation	(1.5)	—	(1.5)
Proceeds from exercise of stock options	—	0.8	(0.8)
Tax withholdings associated with share-based compensation	(7.2)	(11.3)	4.1
Other	(1.7)	0.2	(1.9)
Financing activities	$149.5	(54.5)	204.0

Debt borrowings and repayments
Cash flows from financing activities increased by $204.0 million in the first six months of 2019 compared to the first six months of 2018 as net borrowings increased compared to the prior year period.

Dividends
We paid dividends to Brink’s shareholders of $0.30 per share or $14.9 million in the first six months of 2019 compared to $0.30 per share or $15.2 million in the first six months of 2018.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the Board of Directors.

Reconciliation of Net Debt to U.S. GAAP Measures

	June 30,	December 31,
(In millions)	2019	2018
Debt:
Short-term borrowings	$29.2	28.9
Long-term debt	1,730.3	1,525.1
Total Debt	1,759.5	1,554.0
Restricted cash borrowings(a)	(10.4)	(10.5)
Total Debt without restricted cash borrowings	1,749.1	1,543.5

Less:
Cash and cash equivalents	304.9	343.4
Amounts held by Cash Management Services operations(b)	(21.6)	(14.1)
Cash and cash equivalents available for general corporate purposes	283.3	329.3

Net Debt	$1,465.8	1,214.2

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

Net Debt is a supplemental non-GAAP financial measure that is not required by, or presented in accordance with GAAP. We use Net Debt as a measure of our financial leverage. We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage. Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our condensed consolidated balance sheets. Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP, as of June 30, 2019, and December 31, 2018.

Net Debt increased by $252 million primarily to fund business acquisitions and other working capital needs including insurance and bonus payments.

Liquidity Needs
Our liquidity needs include not only the working capital requirements of our operations but also investments in our operations, business development activities, payments on outstanding debt, dividend payments and share repurchases.

Our liquidity needs are typically financed by cash from operations, short-term debt and the available borrowing capacity under our Revolving Credit Facility (our debt facilities are described in more detail in Note 9 to the condensed consolidated financial statements, including certain limitations and considerations related to the cash and borrowing capacity). As of June 30, 2019, $791 million was available under the Revolving Credit Facility. Based on our current cash on hand and amounts available under our credit facilities, we believe that we will be able to meet our liquidity needs for the foreseeable future.

Limitations on dividends from foreign subsidiaries.   A significant portion of our operations are outside the U.S. which may make it difficult or costly to repatriate cash for use in the U.S.  See “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2018, for more information on the risks associated with having businesses outside the U.S.

Equity
In May 2017, our board of directors authorized a $200 million share repurchase program, which will expire on December 31, 2019. We are not obligated to repurchase any specific dollar amount or number of shares, and, at June 30, 2019, approximately $106 million remains available under this program.  The timing and volume of share repurchases may be executed at the discretion of management on an opportunistic basis, or pursuant to trading plans or other arrangements.  Share repurchases under this program may be made in the open market, in privately negotiated transactions, or otherwise.

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

During the quarter ended June 30, 2019, no additional shares were repurchased.

U.S. Retirement Liabilities

Funded Status of U.S. Retirement Plans
	Actual	Actual	Projected
(In millions)	2018	First Half 2019	2nd Half 2019	2020	2021	2022	2023

Primary U.S. pension plan
Beginning funded status	$(102.3)	(106.8)	(98.3)	(94.3)	(81.4)	(68.0)	(36.4)
Net periodic pension credit(a)	22.0	8.5	8.4	15.7	15.4	15.7	16.6
Payment from Brink’s	—	—	—	—	—	17.3	28.3
Benefit plan experience loss	(26.5)	—	(4.4)	(2.8)	(2.0)	(1.4)	(0.1)
Ending funded status	$(106.8)	(98.3)	(94.3)	(81.4)	(68.0)	(36.4)	8.4

UMWA plans
Beginning funded status	$(294.3)	(297.4)	(297.8)	(301.4)	(309.1)	(318.0)	(328.1)
Net periodic postretirement cost(a)	(0.4)	(2.5)	(1.5)	(7.7)	(8.9)	(10.1)	(11.5)
Benefit plan experience loss	(1.4)	—	—	—	—	—	—
Other	(1.3)	2.1	(2.1)	—	—	—	—
Ending funded status	$(297.4)	(297.8)	(301.4)	(309.1)	(318.0)	(328.1)	(339.6)

Black lung plans
Beginning funded status	$(67.0)	(67.9)	(65.5)	(63.3)	(58.6)	(54.3)	(50.3)
Net periodic postretirement cost(a)	(2.5)	(1.5)	(1.5)	(2.4)	(2.3)	(2.2)	(1.9)
Payment from Brink’s	8.1	3.9	3.7	7.1	6.6	6.2	5.7
Benefit plan experience loss	(6.5)	—	—	—	—	—	—
Ending funded status	$(67.9)	(65.5)	(63.3)	(58.6)	(54.3)	(50.3)	(46.5)

(a)	Excludes amounts reclassified from accumulated other comprehensive income (loss).

Primary U.S. Pension Plan
Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement.  We did not make cash contributions to the primary U.S. pension plan in 2018 or the first six months of 2019.  There are approximately 14,000 beneficiaries in the plan.

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

Assumptions for U.S. Retirement Obligations
We have made various assumptions to estimate the amount of payments to be made in the future.  The most significant assumptions include:

•	Discount rates and other assumptions in effect at measurement dates (normally December 31)

•	Investment returns of plan assets

•	Addition of new participants (historically immaterial due to freezing of pension benefits and exit from coal business)

•	Mortality rates

•	Change in laws

The assumptions used to estimate our U.S. retirement obligations can be found in our Annual Report on Form 10-K for the year ended December 31, 2018.

Summary of Expenses Related to All U.S. Retirement Liabilities through 2023

This table summarizes actual and projected expense related to U.S. retirement liabilities.

	Actual	Actual	Projected
(In millions)	2018	First Half 2019	2nd Half 2019	FY2019	2020	2021	2022	2023
Primary U.S. pension plan	$5.5	1.3	1.3	2.6	5.5	5.2	4.3	4.0
UMWA plans	16.1	9.1	6.8	15.9	22.6	22.9	23.2	23.7
Black lung plans	9.8	3.6	3.8	7.4	6.6	6.2	5.7	5.3
Total	$31.4	14.0	11.9	25.9	34.7	34.3	33.2	33.0

Summary of Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants through 2023

This table summarizes actual and projected payments:

•	from Brink’s to U.S. retirement plans, and

•	from the plans to participants.

	Actual	Actual	Projected
(In millions)	2018	First Half 2019	2nd Half 2019	FY2019	2020	2021	2022	2023
Payments from Brink’s to U.S. Plans
Primary U.S. pension plan	$—	—	—	—	—	—	17.3	28.3
Black lung plans	8.1	3.9	3.7	7.6	7.1	6.6	6.2	5.7
Total	$8.1	3.9	3.7	7.6	7.1	6.6	23.5	34.0

Payments from U.S. Plans to participants
Primary U.S. pension plan	$48.3	24.1	26.9	51.0	51.1	51.1	51.0	51.0
UMWA plans	28.6	15.6	17.9	33.5	33.6	33.6	34.2	34.0
Black lung plans	8.1	3.9	3.7	7.6	7.1	6.6	6.2	5.7
Total	$85.0	43.6	48.5	92.1	91.8	91.3	91.4	90.7

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of the most recent measurement date.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

Contingent Matters
See Note 14 to the condensed consolidated financial statements for information about contingent matters at June 30, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We serve customers in more than 100 countries, including 41 countries where we operate subsidiaries.  These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates.  In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program.  Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the six months ended June 30, 2019.

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
During the quarter ended June 30, 2019, we moved our U.S. operations into the Shared Service Center ("SSC") as part of a multi-year implementation schedule in which several countries have and will be moved to the SSC using the same accounting platform. This implementation is being performed to consolidate accounting systems, gain efficiencies of scale, and harmonize internal control over financial reporting across our various entities. Other than this change, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information
This document contains both historical and forward-looking information.  Words such as “anticipates,” “assumes,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “potential,” “believes,” “could,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, statements concerning: segment operating profit margin outlook; difficulty in repatriating cash; continued strengthening of the U.S. dollar; effects of currency rate changes; anticipated costs of our Reorganization and Restructuring activities; support for the Company's Venezuela business, expected impact of acquisitions; our effective tax rate; costs related to and continued limitation in our ability to make and execute operational decisions with respect to our Venezuela operations; the ability to meet liquidity needs; expenses and payouts for the U.S. retirement plans and the funded status of the primary pension plan; expected liability for and future contributions to the UMWA plans; liability for black lung obligations; and the effect of pending legal matters.  Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which are difficult to quantify and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about common stock repurchases by the Company during the quarter ended June 30, 2019.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1 through
April 30, 2019	—	$—	—	$—

May 1 through
May 31, 2019	—	—	—	—

June 1 through
June 30, 2019	—	—	—	—

(1)
On May 8, 2017, the Company’s board of directors authorized the Company to repurchase up to $200,000,000 of common stock from time to time as market conditions warrant and as covenants under existing agreements permit. The program does not require the Company to acquire any specific numbers of shares and may be modified or discontinued at any time. At June 30, 2019, $106,542,999 remains available under this program. The program will expire on December 31, 2019.

Item 6.  Exhibits

Exhibit
Number

10.1	2013 Equity Incentive Plan, effective as of February 22, 2013, as amended and restated effective May 2, 2019

10.2	2017 Equity Incentive Plan, effective as of May 5, 2017, as amended and restated effective May 2, 2019

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

101
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2019, furnished in Inline eXtensible Business Reporting Language (iXBRL)). The instance document does not appear in the interactive data file because its iXBRL tags are embedded within the iXBRL document.

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL:  (i) the Condensed Consolidated Balance Sheets at June 30, 2019, and December 31, 2018, (ii)  the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018, (iv) the Condensed Consolidated Statements of Equity for the six months ended June 30, 2019 and 2018, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 and (vi) the Notes to the Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

July 24, 2019	By: /s/ Ronald J. Domanico
Ronald J. Domanico
(Executive Vice President and
Chief Financial Officer)
(principal financial officer)