Form 10-K
period 2019-12-31
BRINKS CO
filed 2020-02-28
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission file number 001-09148
THE BRINK’S COMPANY
(Exact name of registrant as specified in its charter)

Virginia	54-1317776
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

P.O. Box 18100, 1801 Bayberry Court, Richmond, Virginia 23226-8100

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
Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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
Yes ☐                      No ☒
As of February 24, 2020, there were issued and outstanding 50,165,320 shares of common stock.  The aggregate market value of shares of common stock held by non-affiliates as of June 28, 2019, was $4,016,051,640 based on the closing sale price as reported on the New York Stock Exchange.
Documents incorporated by reference:  Part III of this annual report incorporates by reference portions of the Registrant’s definitive 2020 Proxy Statement to be filed pursuant to Regulation 14A.

THE BRINK’S COMPANY
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2019

PART I
ITEM 1.  BUSINESS

Overview
The Brink’s Company is the global leader in total cash management(a), route-based logistics and payment solutions including cash-in-transit, ATM services, cash management services, including vault outsourcing, money processing, and intelligent safe services, and international transportation of valuables. Our customers include financial institutions, retailers, government agencies (including central banks), mints, jewelers and other commercial operations around the world.  Our global network serves customers in more than 100 countries. We have controlling ownership interests in companies in 41 countries and agency relationships with companies in additional countries.  We employ approximately 64,600 people and our operations include approximately 1,200 facilities and 13,600 vehicles.

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

(a)	Based on publicly available company data for cash services businesses.

Mission and Strategy

Our Mission

•	Keep the use of cash as easy, secure and affordable as other payment methods for retailers.

•	Streamline cash management for financial institutions.

•	Provide consumers safe, private and convenient payment options in the digital age.

•	Protect, store and transport high-value assets in a changing world.

Our Strategy

Our strategy has three components: Accelerate Profitable Growth, Close the Gap, and Introduce Differentiated Services. It focuses on: delivering efficiency initiatives, implementing operational excellence, and increasing sales of existing services; continuing to grow by acquiring businesses in our core markets and in adjacent geographies and services; and, creating more value for current and new customers by providing a broader array of high-margin, cost-effective, technology-driven services.

We will Accelerate Profitable Growth by:

•	Growing high-value services

•	Growing account share with existing customers

•	Increasing our focus on smaller financial institutions

•	Penetrating the large, unvended retail market

•	Exploring core and adjacent acquisition opportunities

We have opportunities to grow revenue in higher-margin lines of business such as money processing outsourcing, CompuSafe® services and recyclers, end-to-end ATM service and Brink’s Global Services. Our plan calls for growing revenue and account share with both large and small financial institutions, and increasing penetration of the large and underserved retail market through a strong technology and marketing foundation. We also have the financial flexibility to pursue accretive acquisitions in both core and adjacent markets.

We will Close the Gap with operational excellence by:

•	Exceeding customer expectations

•	Leading our industry in safety and security

•	Continuing to improve productivity in fleet, money processing and sales

We are on track in our efforts to improve internal productivity, optimize cost and achieve industry-leading margins.

We will Introduce Differentiated Services through:

•	Leveraging uniform, best-in-class global technology base for logistics and operating systems

•	Offering end-to-end cash supply chain managed services

•	Launching a customer portal and app to support value-added, fee-based services

The third component of our strategy – to Introduce Differentiated Services – is achieved by strengthening and leveraging our IT capabilities. Our IT strategy and systems will drive improved service levels and operational efficiencies.

The actions taken to execute the components of our strategy include internal breakthrough initiatives such as more efficient vehicles, one-person crews, route optimization, telematics, device monitoring and management, and more effective IT processes leading to lower operating costs. We also have completed twelve business acquisitions in the last three years.

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

Core Services (53% of total revenues in 2019)
Cash-in-transit ("CIT") and ATM services are core services we provide to customers throughout the world. We charge customers per service performed or based on the value of goods transported.  Revenues are affected by the level of economic activity in various markets as well as the volume of business for specific customers.  Core services generated approximately $2.0 billion of revenues in 2019 ($1.7 billion in 2018 and $1.6 billion in 2017).

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

ATM services – We manage approximately 113,100 ATMs worldwide.  We provide customers who own and operate ATMs a variety of service options.  Basic ATM management services include cash replenishment and first and second line maintenance.  We also provide comprehensive services for ATM management including cash replenishment, replenishment forecasting, cash optimization, ATM remote monitoring, service call dispatching, transaction processing, installation services, and first and second line maintenance.

High-Value Services (43% of total revenues in 2019)
Our Core Services, combined with our brand and global infrastructure, provide a broad platform from which we offer additional high-value services, which generated approximately $1.6 billion of revenues in 2019 ($1.6 billion in 2018 and $1.5 billion in 2017).

Global services - Brink’s Global Services ("BGS") is the leading global provider of secure transport of highly-valued commodities including diamonds, jewelry, precious metals, securities, banknotes, currency, high-tech devices, electronics and pharmaceuticals.  Our specialized diamond and jewelry operations have offices in the world’s major diamond and jewelry centers. Serving customers in more than 100 countries, BGS provides secure transportation services including pick-up, packaging, customs clearance, secure vault storage and inventory management. BGS uses a combination of armored vehicles and secure air and sea transportation.

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

Brink’s CompuSafe® service –We manage approximately 38,700 installed Compusafes devices worldwide. Brink’s CompuSafe® service provides an integrated, closed-loop system for minimizing theft and managing cash.  We market CompuSafe® services to a variety of cash-intensive customers including convenience stores, gas stations, restaurants, retail chains and entertainment venues.  In a majority of instances, once the specialized safe is installed, the customer’s employees deposit currency into the safe’s cassettes, which can only be officially removed by Brink’s personnel or in some instances, securely by customer employees.  Upon removal, the cassettes are securely transported to a vault for processing where contents are verified and transferred for deposit.  Our CompuSafe® service features currency-recognition and counterfeit-detection technology, multi-language touch screens and in some instances, an electronic interface between the point-of-sale, back-office systems and external banks.  Our electronic reporting interface with external banks enables customers to receive same-day credit on their cash balances, even if the cash remains on the customer’s premises.

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

Payment services – We provide convenient payment services, including bill payment and collection services, and Brink’s Money™ prepaid cards and corporate debit cards.

Bill payment and collection services include bill payment acceptance and processing services on behalf of utility companies and other billers. Consumers can pay bills and manage accounts at retail agent locations that we operate on behalf of utility companies, banks and a small number of leased payment locations. This service is offered at over 8,600 locations in Brazil, Colombia, Panama and Mexico.

We offer Brink’s Money™ general purpose reloadable prepaid cards and corporate debit cards to consumers, employers and small and medium size businesses in the U.S. Our general purpose reloadable cards are sold to consumers through our direct-to-consumer marketing efforts, and our payroll cards are sold to employers who use them to pay employees electronically, while our business expense cards are sold to small businesses that set controls on employee spending. Brink’s Money™ cards can be used at stores, restaurants, online retailers, and at ATMs worldwide. These products are targeted toward the millions of unbanked and under-banked Americans and small businesses looking for alternative financial products.

Other Security Services (4% of total revenues in 2019)
Guarding – We protect airports, offices, warehouses, stores, and public venues with or without electronic surveillance, access control, fire prevention and trained patrolling personnel. Other security services generated approximately $0.1 billion of revenues in 2019 ($0.2 billion in 2018 and 2017).

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

Seasonality
Our revenues and earnings are typically higher in the second half of the year, particularly in the fourth quarter, due to generally increased activity associated with the holiday season.

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

Government Regulation
Our business is subject to regulation by various federal, state and foreign governmental agencies. Various federal, state and local agencies in the U.S. and other countries in which we operate regulate certain aspects of our business, including safety of operations, equipment and financial responsibility. Movement of valuable shipments are generally subject to import/export regulations. We are also subject to certain firearm regulations in connection with our armored logistics operations. We must comply with licensing, permits and registration requirements imposed by various federal, state and local governmental agencies in the U.S. and other countries in which we operate. Our permits and licensing requirements vary by jurisdictions based on the scope of business conducted and applicable laws and regulations.

Employee Relations
At December 31, 2019, our company had approximately 64,600 full-time and contract employees, including approximately 11,600 employees in the United States (of whom approximately 600 were classified as part-time employees) and approximately 53,000 employees outside the United States.  At December 31, 2019, Brink’s was a party to nine collective bargaining agreements in Canada with various local unions covering approximately 1,300 employees.  The agreements have various expiration dates from 2020 to 2023.  Outside of Canada, approximately 51% of employees are represented by trade union organizations.  We believe our employee relations are satisfactory.

Business Divestitures
Below is a summary of the significant businesses we exited in the last three years.  These divestitures did not meet the criteria for classification as discontinued operations. Operating results for these businesses are included in continuing operations for all periods presented, as applicable. We continue to operate our global services business in each of these countries.

•	We sold a French airport security services business in June 2018 and recognized a gain of approximately $11 million.

•	In August 2018, we shut down an operation based in the Netherlands that provided security solutions for domestic and international cargo transportation.

•	In the second quarter of 2019, we exited a top-up prepaid mobile phone business in Brazil.

Business Acquisitions
In January 2019, we acquired 100% of the capital stock of Rodoban Transportes Aereos e Terrestres Ltda., Rodoban Servicos e Sistemas de Seguranca Ltda., and Rodoban Seguranca e Transporte de Valores Ltda. (together "Rodoban") for $134 million. Rodoban provides CIT, money processing and ATM services primarily in southeastern Brazil. Also in 2019, we acquired three business operations in three countries for an aggregate purchase price of approximately $50 million. Below is a brief description of each of these additional three business acquisitions completed in 2019:

•
In June 2019, we acquired 100% of the capital stock of Balance Innovations, LLC and its wholly owned subsidiary, Balance Innovations Services, Inc. (together "BI"). BI develops and licenses software that provides real-time data to optimize operations for general retail and convenience store industries throughout the United States and Canada.

•
In June 2019, we acquired 100% of the capital stock of Comercio Eletronico Facil Ltda. ("COMEF"), a Brazil-based company. COMEF offers bank correspondent services and bill payment processing to consumers.

•
In September 2019, we acquired 100% of the capital stock of Transportadora de Valores del Sur Limitada and its wholly owned subsidiary, TVS Pagos, Recaudos y Procesos S.A.S. (together "TVS"). TVS provides CIT and money processing services in Colombia.

In August 2018, we acquired 100% of the capital stock of Dunbar Armored, Inc. ("Dunbar") for approximately $541 million. Dunbar is a U.S. cash management business. In December 2018, we acquired 60% of the shares of Worldbridge Secure Logistics Co., Ltd. ("Worldbridge"), a Cambodian company that provides CIT and money processing services.

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

•
We acquired 100% of the capital stock of Muitofacil Holding Ltda., a Brazil-based holding company, and its subsidiary, Muitofacil Arrecadacao e Recebimento Ltda. (together "Pag Facil") in April 2017. Pag Facil offers bank correspondent services and bill payment processing services in Brazil.

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

Reorganization and Restructuring
In the fourth quarter of 2016, management implemented restructuring actions across our global business operations and our corporate functions (“2016 Reorganization and Restructuring”). As a result of these actions, we recognized $18.1 million in related 2016 costs and an additional $17.3 million in 2017 under this restructuring related to severance, asset-related adjustments, a benefit program termination and lease terminations. We recognized an additional $13.0 million of costs in 2018 under this restructuring for severance and asset-related adjustments. The actions under the 2016 Reorganization and Restructuring were substantially completed in 2018, with cumulative pretax charges of approximately $48 million. Severance actions from this restructuring reduced our global workforce by approximately 800 positions.

Other Restructurings
Management periodically implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized net costs of $4.6 million in 2017, $7.6 million in 2018 and $28.8 million in 2019, primarily severance costs. For the current restructuring actions, we expect to incur additional costs between $1 million and $3 million in future periods.

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

We currently serve customers in more than 100 countries, including 41 countries where we operate subsidiaries.  Sixty-seven percent (67%) of our revenues in 2019 came from operations outside the U.S.  We expect revenues outside the U.S. to continue to represent a significant portion of total revenues.  Business operations outside the U.S. are subject to political, economic and other risks inherent in operating in foreign countries, such as:

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

While we may identify opportunities for acquisitions and investments to support our growth strategy, as well as divestiture opportunities, our due diligence examinations and positions that we may take with respect to appropriate valuations for acquisitions and divestitures and other transaction terms and conditions may hinder our ability to successfully complete business transactions to achieve our strategic goals. We compete with others within our industry for suitable acquisition candidates. This competition may increase the price for acquisitions and reduce the number of acquisition candidates available to us. As a result, our ability to acquire businesses in the future, and to acquire such businesses on favorable terms, may be limited. Our ability to realize the anticipated benefits from acquisitions will depend, in part, on successfully integrating each business with our company as well as improving operating performance and profitability through our management efforts and capital investments.  The risks to a successful integration and improvement of operating performance and profitability include, among others, failure to implement our business plan, unanticipated issues in integrating operations with ours, unanticipated changes in laws and regulations, labor unrest resulting from union operations, regulatory, environmental and permitting issues, unfavorable customer reactions, the effect on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002, and difficulties in fully identifying and evaluating potential liabilities, risks and operating issues.  In order to finance such acquisitions, we may need to obtain additional funds either through public or private financings, including bank and other secured and unsecured borrowings and the issuance of debt or equity securities. There can be no assurance that such financings would be available to us on reasonable terms or that any future issuances of securities in connection with acquisitions will not be dilutive to our shareholders. The occurrence of any of these events may adversely affect our expected benefits of any acquisitions and may have a material adverse effect on our financial condition, results of operations or cash flows.

We have significant deferred tax assets in the United States that may not be realized.

Deferred tax assets are future tax deductions that result primarily from the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes.  At December 31, 2019, we had $209 million of U.S. deferred tax assets, net of valuation allowances, primarily related to our retirement plan obligations.  These future tax deductions may not be realized if tax rules change in the future, or if forecasted U.S. operational results or any other U.S. projected future taxable income is insufficient.  Consequently, not realizing our U.S. deferred tax assets may significantly and materially affect our financial condition, results of operations and cash flows.

It is possible that we will incur restructuring charges in the future.

It is possible that we will take restructuring actions, including in connection with acquisitions, in one or more of our markets in the future to reduce expenses.  These actions could result in significant restructuring charges at these subsidiaries, including recognizing impairment charges to write down assets and recording accruals for employee severance.  These charges, if required, could significantly and materially affect results of operations and cash flows.

We have significant retirement obligations. Poor investment performance of retirement plan holdings and / or lower interest rates used to discount the obligations could unfavorably affect our liquidity and results of operations.

We have substantial pension and retiree medical obligations, a portion of which have been funded.  The amount of these obligations is significantly affected by factors that are not in our control, including interest rates used to determine the present value of future payment streams, investment returns, medical inflation rates, participation rates and changes in laws and regulations.  The funded status of the primary U.S. pension plan was approximately 86% as of December 31, 2019.  Based on our actuarial assumptions at the end of 2019, we do not expect to make contributions until 2022.  A change in assumptions could result in funding obligations that could adversely affect our liquidity and our ability to use our resources to make acquisitions and to otherwise grow our business.

We have $676 million of actuarial losses recorded in accumulated other comprehensive income (loss) at the end of 2019.  These losses relate to changes in actuarial assumptions that have increased the net liability for benefit plans.  These losses have not been recognized in earnings.  These losses will be recognized in earnings in future periods to the extent they are not offset by future actuarial gains.  Our projections of future cash requirements and expenses for these plans could be adversely affected if our retirement plans have additional actuarial losses.

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

Forward-Looking Statements
This document contains both historical and forward-looking information. Words such as “anticipates,” “assumes,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “potential,” “believes,” “may,” “should” and similar expressions may identify forward-looking information. Forward-looking information in this document includes, but is not limited to, statements regarding future performance of The Brink’s Company and its global operations, including: anticipated savings from reorganization and restructuring activities; collection of receivables related to the internal loss in the U.S. Global Services U.S. business; support for the Venezuela business; realization of deferred tax assets; the anticipated financial effect of pending litigation; the ability to meet liquidity needs; expenses and payouts for the U.S. retirement plans and the non-U.S. pension and benefit plans and the expected long-term rate of return and funded status of the primary U.S. pension plan; expected liability for and future contributions to the UMWA plans; liability for black lung obligations; and expected future payments under contractual obligations. Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which are difficult to quantify and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

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

•
risks associated with operating in foreign countries, including changing political, labor and economic conditions, regulatory issues (including the imposition of internal sanctions, including by the U.S. government), currency restrictions and devaluations, restrictions on and cost of repatriating earnings and capital, impact on the Company’s financial results as a result of jurisdictions determined to be highly inflationary, and restrictive government actions, including nationalization;

•	impact of pandemics, terrorism, strikes, or other events that negatively affect global or regional cash commerce;

•	labor issues, including negotiations with organized labor and work stoppages;

•	the strength of the U.S. dollar relative to foreign currencies and foreign currency exchange rates;

•	our ability to identify, evaluate and complete acquisitions and other strategic transactions, and to successfully integrate acquired companies;

•	costs related to dispositions and market exits;

•	our ability to obtain appropriate insurance coverage, positions taken by insurers relative to claims and the financial condition of insurers;

•	safety and security performance and loss experience;

•	employee, environmental and other liabilities in connection with former coal operations, including black lung claims;

•	the impact of the Patient Protection and Affordable Care Act on legacy liabilities and ongoing operations;

•	funding requirements, accounting treatment, and investment performance of our pension plans, the VEBA and other employee benefits;

•	changes to estimated liabilities and assets in actuarial assumptions;

•	the nature of hedging relationships and counterparty risk;

•	access to the capital and credit markets;

•	our ability to realize deferred tax assets;

•	the outcome of pending and future claims, litigation, and administrative proceedings;

•	public perception of our business, reputation and brand;

•	changes in estimates and assumptions underlying critical accounting policies;

•	the promulgation and adoption of new accounting standards, new government regulations and interpretation of existing standards and regulations.

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

The following table discloses leased and owned facilities and vehicles for Brink’s most significant operations as of December 31, 2019.

	Facilities			Vehicles
	Leased	Owned	Total	Leased	Owned	Total

North America	309	98	407	3,528	3,023	6,551
South America	274	37	311	601	2,660	3,261
Rest of World	441	38	479	1,754	2,053	3,807
Corporate Items	6	—	6	—	—	—
Total	1,030	173	1,203	5,883	7,736	13,619

ITEM 3.  LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 23 to the consolidated financial statements, “Other Commitments and Contingencies,” in Part II, Item 8 of this 10-K, which is incorporated herein by reference.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant

The following is a list as of February 28, 2020, of the names and ages of the executive officers of The Company indicating the principal positions and offices held by each.  There are no family relationships among any of the officers named.

Name	Age	Positions and Offices Held	Held Since
Douglas A. Pertz	65	Director, President and Chief Executive Officer	2016
Ronald J. Domanico	61	Executive Vice President, Chief Financial Officer	2016
Michael F. Beech	58	Executive Vice President	2014
Rohan Pal	54	Executive Vice President, Chief Information Officer and Chief Digital Officer	2016
Dominik Bossart	45	Senior Vice President	2019
Simon J. Davis	55	Senior Vice President and Chief Human Resources Officer	2019
Dana C. O'Brien	52	Senior Vice President, General Counsel and Assistant Secretary	2019
Raphael J. Shemanski	57	Senior Vice President	2019

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

Mr. Pal has served as Executive Vice President, Chief Information Officer and Chief Digital Officer of the Company since July 2019 and was Senior Vice President, Chief Information Officer and Chief Digital Officer of the Company from July 2016 to July 2019. Before joining Brink’s, Mr. Pal served as Senior Vice President and Chief Information Officer/Chief Digital Officer at Recall Holdings Limited, a global provider of digital and physical information management and security services, from June 2013 to June 2016.

Mr. Bossart was appointed as the Company’s Senior Vice President and EMEA & Asia President in July 2019. He has oversight responsibility for the Company's operations in the countries that comprise the Company's Rest of World segment and its Brink's Global Services business. Since 2014 he led the Brink’s Global Services business in the Americas and the Company’s cash-in-transit business in South America. Mr. Bossart has served in various leadership roles of increasing responsibility since joining Brink’s in 1999.

Mr. Davis was appointed as the Company’s Senior Vice President and Chief Human Resources Officer in January 2019.  From July 2018 to January 2019, he served as Senior Vice President of Human Resources for the Brink’s U.S. business. Prior to joining Brink’s, Mr. Davis served as Chief Human Resources Officer for Johnson Controls International, a diversified technology company, from 2015 to October 2017.   He was Assistant Chief Human Resources Officer at Johnson Controls International from 2014 to 2015 and VP Talent Strategy and Organizational Excellence at Johnson Controls International from 2011 to 2014.

Ms. O’Brien was appointed Senior Vice President and General Counsel of Brink’s in March 2019. Prior to joining Brink’s, she served as Senior Vice President and General Counsel of Centerpoint Energy from May 2014 to April 2019 and served as Centerpoint’s Corporate Secretary from May 2014 to October 2017. She was Chief Legal Officer and Chief Compliance Officer and a member of the executive board at CEVA Logistics, from August 2007 to April 2014.

Mr. Shemanski was appointed Senior Vice President and President of Brink’s U.S. and Canada in July 2019. He joined Brink’s as Senior Vice President and President of Brink’s U.S. in 2017.  Prior to joining Brink’s, he served in various leadership roles at Johnson Controls International. From 2014 through 2017 he served as group Vice President and General Manager of Johnson Controls International's global automotive aftermarket business group.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the symbol “BCO.”  As of February 24, 2020, there were 1,237 shareholders of record of common stock.

Share Repurchase Program
On February 6, 2020, we announced that the board of directors authorized a $250 million share repurchase authorization that expires on December 31, 2021. The authorization replaces our previous $200 million repurchase program, authorized by the board of directors in May 2017, which expired December 31, 2019. Under the $200 million repurchase program, we repurchased 1.3 million shares for approximately $94 million, or an average cost of $69.35 per share. There was approximately $106 million remaining available under the $200 million repurchase program when it expired. Under the $250 million repurchase program, we are not obligated to repurchase any specific dollar amount or number of shares.  The timing and volume of share repurchases may be executed at the discretion of management on an opportunistic basis, or pursuant to trading plans or other arrangements.  Share repurchases under this program may be made in the open market, in privately negotiated transactions, or otherwise.

Pursuant to the $200 million share repurchase authorization described above, in December 2018, we entered into an accelerated share repurchase arrangement ("ASR") with a financial institution. In exchange for a $50 million up-front payment at the beginning of the purchase period, the financial institution delivered to us 700,000 shares of our common stock for an average repurchase price of $71.43 per share. The shares received were retired in the period they were delivered to us, and the up-front payment was accounted for as a reduction to shareholders' equity in the consolidated balance sheet. For purposes of calculating earnings per share, we reported the ASR as a repurchase of our common stock in December 2018 and as a forward contract indexed to our common stock. The ASR met all of the applicable criteria for equity classification, and, as a result, was not being accounted for as a derivative instrument.

The ASR purchase period subsequently ended in February 2019 and we received and retired an additional 37,387 shares under the ASR, resulting in an overall average repurchase price of $67.81 per share.

Additionally, during the year ended December 31, 2018, we used $43.5 million to repurchase 610,177 shares at an average repurchase price of $71.22 per share.  The shares were retired upon repurchase.  No additional shares were repurchased in the year ended December 31, 2019.

The following table provides information about common stock repurchases by the Company during the quarter then ended December 31, 2019.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1 through
October 31, 2019	—	$—	—	$—

November 1 through
November 30, 2019	—	—	—	—

December 1 through
December 31, 2019	—	—	—	—

(1)
On May 8, 2017, the Company’s board of directors authorized the Company to repurchase up to $200 million of common stock from time to time as market conditions warrant and as covenants under existing agreements permit. The program did not require the Company to acquire any specific numbers of shares and could have been modified or discontinued at any time. The program expired on December 31, 2019.

The following graph compares the cumulative 5-year total return provided to shareholders of The Brink’s Company’s common stock compared to the cumulative total returns of the S&P Midcap 400 index and the common stocks of a selected peer group of companies. Given our unique service offerings, we do not believe that any single published industry index is appropriate for comparing shareholder return. Therefore, the peer group used in the performance graph combines publicly traded companies in the logistics services industry that have similar operational characteristics, such as route-based delivery of services. The companies included in the peer group are Cintas Corporation, Iron Mountain, Inc., ServiceMaster Global Holdings, Inc., Stericycle, Inc., UniFirst Corporation and Waste Management, Inc.

The graph tracks the performance of a $100 investment in our common stock and in each index from December 31, 2014, through December 31, 2019.  The performance of The Brink’s Company’s common stock assumes that the shareholder reinvested all dividends received during the period.

*$100 invested on 12/31/14 in stock or index, including reinvestment of dividends
Fiscal Year ending December 31.

Source: Zacks Investment Research, Inc.

Comparison of Five-Year Cumulative Total Return(a)

	Years Ended December 31,
	2014	2015	2016	2017	2018	2019

The Brink's Company	$100.00	119.89	173.50	333.93	276.56	390.71
S&P MidCap 400 Index	100.00	97.82	118.11	137.30	122.08	154.07
Peer Group	100.00	102.82	120.72	148.98	149.08	201.73

(a)
For the line designated as “The Brink’s Company” the graph depicts the cumulative return on $100 invested in The Brink’s Company’s common stock at December 31, 2014.  The cumulative return for each index is measured on an annual basis for the periods from December 31, 2014, through December 31, 2019, with the value of each index set to $100 on December 31, 2014.  Total return assumes reinvestment of dividends. We chose the S&P Midcap 400 Index and our custom peer group as we are included in the S&P Midcap 400 Index and we believe the custom peer group has more similar characteristics to our company for the factors noted above.

ITEM 6. SELECTED FINANCIAL DATA

Five Years in Review

GAAP Basis
(In millions, except for per share amounts)	2019(a)	2018(a)	2017(a)	2016	2015

Revenues	$3,683.2	3,488.9	3,347.0	3,020.6	3,061.4
Operating profit	236.8	274.7	273.9	184.5	96.4

Income (loss) attributable to Brink’s
Continuing operations	$28.3	(33.3)	16.9	36.2	(9.1)
Discontinued operations	0.7	—	(0.2)	(1.7)	(2.8)
Net income (loss) attributable to Brink’s	$29.0	(33.3)	16.7	34.5	(11.9)

Financial Position
Property and equipment, net	$763.3	699.4	640.9	531.0	549.0
Total assets	3,763.8	3,236.0	3,059.6	1,994.8	1,946.7
Long-term debt, less current maturities	1,554.8	1,471.6	1,139.6	247.6	358.1
Brink’s shareholders’ equity	191.8	153.7	317.4	337.1	317.9

Supplemental Information
Depreciation and amortization	$185.0	162.3	146.6	131.6	139.9
Capital expenditures	164.8	155.1	174.5	112.2	101.1

Earnings (loss) per share attributable to Brink’s common shareholders
Basic:
Continuing operations	$0.56	(0.65)	0.33	0.72	(0.19)
Discontinued operations	0.01	—	(0.01)	(0.03)	(0.06)
Net income (loss)	0.58	(0.65)	0.33	0.69	(0.24)

Diluted:
Continuing operations	$0.55	(0.65)	0.33	0.72	(0.19)
Discontinued operations	0.01	—	(0.01)	(0.03)	(0.06)
Net income (loss)	0.57	(0.65)	0.32	0.68	(0.24)
Cash dividends	$0.60	0.60	0.55	0.40	0.40

Weighted-average Shares
Basic	50.2	50.9	50.7	50.0	49.3
Diluted	51.1	50.9	51.8	50.6	49.3

Non-GAAP Basis*
(In millions, except for per share amounts)	2019	2018	2017	2016	2015

Non-GAAP revenues	$3,679.7	3,437.5	3,192.9	2,908.4	2,976.9
Non-GAAP operating profit	391.6	346.9	281.4	215.8	167.5

Amounts attributable to Brink’s
Non-GAAP income from continuing operations	$199.0	179.4	157.2	115.6	87.1
Non-GAAP diluted EPS – continuing operations	$3.89	3.46	3.03	2.28	1.75

(a)
In 2019, we acquired four business operations for an aggregate purchase price of approximately $184 million. In 2018, we acquired two business operations for an aggregate purchase price of approximately $542 million. In 2017, we acquired six business operations in five countries for an aggregate purchase price of approximately $361 million. We also entered into a new $1.5 billion senior secured credit facility and issued $600 million in senior unsecured notes in 2017. The senior secured credit facility was amended in 2019 and increased to $1.8 billion. See Note 7 and Note 15 to the consolidated financial statements for more detailed information on the business acquisitions and debt.

*Reconciliations to GAAP results begin on page 33.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE BRINK’S COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
AS OF DECEMBER 31, 2019 AND 2018
AND FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2019

The discussion of operating results and financial condition comparing 2018 versus 2017 can be found in Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations of our 2018 Annual Report on Form 10-K, starting on page 19.

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

•
Payment services – bill payment and collection services on behalf of utility companies and other billers at any of our Brink’s or Brink’s – operated payment locations in Brazil, Colombia, Panama and Mexico and Brink’s Money™ general purpose reloadable prepaid cards and corporate debit cards in the U.S.

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

RESULTS OF OPERATIONS
Analysis of Results

Consolidated Results

GAAP and Non-GAAP Financial Measures  We provide an analysis of our operations below on both a generally accepted accounting principles (“GAAP”) and non-GAAP basis.  The purpose of the non-GAAP information is to report our operating profit, income from continuing operations and earnings per share without certain income and expense items that do not reflect the regular earnings of our operations.  The non-GAAP financial measures are intended to provide investors with a supplemental comparison of our operating results and trends for the periods presented. Our management believes these measures are also useful to investors as such measures allow investors to evaluate our performance using the same metrics that our management uses to evaluate past performance and prospects for future performance. We do not consider these items to be reflective of our core operating performance due to the variability of such items from period-to-period in terms of size, nature and significance.  The non-GAAP adjustments used to reconcile our GAAP results are described in detail on pages 26-28 and are reconciled to comparable GAAP measures on pages 33-36.

Definition of Organic Growth Organic growth represents the change in revenues or operating profit between the current and prior period excluding the effect of acquisitions and dispositions and changes in currency exchange rates. See definitions on page 24.

	Years Ended December 31,			% change
(In millions, except for per share amounts)	2019	2018	2017	2019	2018

GAAP
Revenues	$3,683.2	3,488.9	3,347.0	6	4
Cost of revenues	2,832.1	2,703.3	2,608.2	5	4
Selling, general and administrative expenses	604.9	509.2	468.2	19	9
Operating profit	236.8	274.7	273.9	(14)	—
Income (loss) from continuing operations(a)	28.3	(33.3)	16.9	fav	unfav
Diluted EPS from continuing operations(a)	$0.55	(0.65)	0.33	fav	unfav

Non-GAAP(b)
Non-GAAP revenues	$3,679.7	3,437.5	3,192.9	7	8
Non-GAAP operating profit	391.6	346.9	281.4	13	23
Non-GAAP income from continuing operations(a)	199.0	179.4	157.2	11	14
Non-GAAP diluted EPS from continuing operations(a)	$3.89	3.46	3.03	12	14

(a)	Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.

(b)	Non-GAAP results are reconciled to the applicable GAAP results on pages 33–36.

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

GAAP Basis
Analysis of Consolidated Results: 2019 versus 2018
Consolidated Revenues  Revenues increased $194.3 million as the favorable impact of acquisitions ($287.9 million) and organic growth in South America ($143.8 million), North America ($67.4 million), and Rest of World ($10.4 million) were partially offset by the unfavorable impact of currency exchange rates ($267.8 million) and the deconsolidation of Venezuela operations ($51.4 million) in the second quarter of 2018. The unfavorable currency impact was driven by the Argentine peso, Brazilian real and the euro. Revenues increased 5% on an organic basis due mainly to higher average selling prices in Argentina (including the effects of inflation) and organic revenue growth in Mexico due to price increases and volume growth. See above for our definition of “organic.”

Consolidated Costs and Expenses  Cost of revenues increased 5% to $2,832.1 million primarily due to the impact of acquisitions, including integration costs, and inflation-based organic increases in labor and other operational costs, partially offset by changes in currency exchange rates and the deconsolidation of Venezuela operations in the second quarter of 2018. Selling, general and administrative costs increased 19% to $604.9 million due primarily to the impact of acquisitions, including integration costs, corporate expenses, charges related to internal loss in the U.S. global services operations, and inflation-based organic increases in labor and other administrative costs, partially offset by changes in currency exchange rates.

Consolidated Operating Profit Operating profit decreased $37.9 million due mainly to:

•	the following items included in "Other items not allocated to segments":

◦	higher costs related to business acquisitions and dispositions ($47.6 million), primarily from the impact of acquisition-related charges and intangible asset amortization in 2019,

◦	net charges incurred, primarily bad debt and third party costs, related to an internal loss in the U.S. global services operations ($20.9 million),

◦	deconsolidation of Venezuela in the second quarter of 2018 ($12.5 million), and

◦	higher costs related to reorganization and restructuring ($8.2 million)

•	unfavorable changes in currency exchange rates ($72.6 million) driven by the Argentine peso and Brazilian real, slightly offset by the effect of Venezuela devaluations prior to deconsolidation, and

•	higher corporate expenses ($29.1 million on an organic basis), partially offset by:

•	organic increases in South America ($78.1 million), North America ($39.2 million) and Rest of World ($3.2 million), and

•	the favorable operating impact of business acquisitions and dispositions ($34.7 million), excluding intangible asset amortization and acquisition-related charges.

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Income from continuing operations attributable to Brink’s shareholders increased $61.6 million to $28.3 million primarily due to the second quarter of 2018 loss on deconsolidation of Venezuela operations ($126.7 million), lower income tax expense ($9.0 million), and lower income attributable to noncontrolling interests ($1.6 million), partially offset by the operating profit decrease mentioned above, higher interest expense ($23.9 million), and higher interest and other nonoperating expense ($13.9 million). Earnings per share from continuing operations was $0.55, up from negative $0.65 in 2018.

Non-GAAP Basis
Analysis of Consolidated Results: 2019 versus 2018
Non-GAAP Consolidated Revenues  Non-GAAP revenues increased $242.2 million as the favorable impact of acquisitions ($288.4 million) and organic growth in South America ($143.8 million), North America ($67.4 million), and Rest of World ($10.4 million) were partially offset by the unfavorable impact of currency exchange rates ($267.8 million). The unfavorable currency impact was driven by the Argentine peso, Brazilian real and the euro. Non-GAAP revenues increased 6% on an organic basis due mainly to higher average selling prices in Argentina (including the effects of inflation) and organic revenue growth in Mexico from price increases and volume growth. See above for our definition of “organic.”

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit increased $44.7 million due mainly to:

•	organic increases in South America ($78.1 million), North America ($39.2 million) and Rest of World ($3.2 million), and

•	the favorable operating impact of business acquisitions and dispositions ($34.7 million), partially offset by:

•	unfavorable changes in currency exchange rates ($81.4 million) driven by the Argentine peso and Brazilian real, and

•	higher corporate expenses ($29.1 million on an organic basis).

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders increased $19.6 million to $199.0 million due to the operating profit increase mentioned above, lower income tax expense ($3.7 million) and lower income attributable to noncontrolling interests ($2.5 million), partially offset by higher interest expense ($19.2 million) and higher interest and other nonoperating expense ($12.1 million). Earnings per share from continuing operations was $3.89, up from $3.46 in 2018.

Revenues and Operating Profit by Segment

		Organic	Acquisitions /			% Change
(In millions)	2018	Change	Dispositions(a)	Currency(b)	2019	Total	Organic
Revenues:
North America	$1,466.3	67.4	253.2	(4.1)	1,782.8	22	5
South America	926.9	143.8	69.7	(223.9)	916.5	(1)	16
Rest of World	1,044.3	10.4	(34.5)	(39.8)	980.4	(6)	1
Segment revenues(e)	3,437.5	221.6	288.4	(267.8)	3,679.7	7	6

Other items not allocated to segments(d)	51.4	(47.4)	(0.5)	—	3.5	(93)	(92)
Revenues - GAAP	$3,488.9	174.2	287.9	(267.8)	3,683.2	6	5

Operating profit:
North America	$129.8	39.2	17.2	0.2	186.4	44	30
South America	198.7	78.1	16.1	(75.8)	217.1	9	39
Rest of World	114.4	3.2	1.4	(3.2)	115.8	1	3
Segment operating profit	442.9	120.5	34.7	(78.8)	519.3	17	27
Corporate(c)	(96.0)	(29.1)	—	(2.6)	(127.7)	33	30
Operating profit - non-GAAP	346.9	91.4	34.7	(81.4)	391.6	13	26

Other items not allocated to segments(d)	(72.2)	(43.8)	(47.6)	8.8	(154.8)	unfav	61
Operating profit (loss) - GAAP	$274.7	47.6	(12.9)	(72.6)	236.8	(14)	17

		Organic	Acquisitions /			% Change
	2017	Change	Dispositions(a)	Currency(b)	2018	Total	Organic
Revenues:
North America	$1,254.2	67.1	152.9	(7.9)	1,466.3	17	5
South America	924.6	145.0	70.1	(212.8)	926.9	—	16
Rest of World	1,014.1	11.3	(9.6)	28.5	1,044.3	3	1
Segment revenues(e)	3,192.9	223.4	213.4	(192.2)	3,437.5	8	7

Other items not allocated to segments(d)	154.1	1,936.0	—	(2,038.7)	51.4	(67)	fav
Revenues - GAAP	$3,347.0	2,159.4	213.4	(2,230.9)	3,488.9	4	65

Operating profit:
North America	$74.0	48.2	9.3	(1.7)	129.8	75	65
South America	182.8	68.1	15.8	(68.0)	198.7	9	37
Rest of World	115.2	(4.6)	3.0	0.8	114.4	(1)	(4)
Segment operating profit	372.0	111.7	28.1	(68.9)	442.9	19	30
Corporate(c)	(90.6)	(4.4)	—	(1.0)	(96.0)	6	5
Operating profit - non-GAAP	281.4	107.3	28.1	(69.9)	346.9	23	38

Other items not allocated to segments(d)	(7.5)	554.7	(24.7)	(594.7)	(72.2)	unfav	fav
Operating profit (loss) - GAAP	$273.9	662.0	3.4	(664.6)	274.7	—	fav

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

(c)	Corporate expenses are not allocated to segment results. Corporate expenses include salaries and other costs to manage the global business and to perform activities required by public companies.

(d)	See pages 26–28 for more information.

(e)	Segment revenues equal our total reported non-GAAP revenues.

Analysis of Segment Results: 2019 versus 2018

North America

Revenues increased 22% ($316.5 million) primarily due to the favorable impact of acquisitions ($253.2 million), primarily from the Dunbar acquisition, and 5% organic growth ($67.4 million), slightly offset by the unfavorable impact of currency exchange rates ($4.1 million) from the Canadian dollar. Organic revenue growth increased from price and volume growth in Mexico and price increases in the U.S. Operating profit increased $56.6 million primarily due to organic growth in Mexico and the U.S. and the favorable impact of acquisitions ($17.2 million), primarily from the Dunbar acquisition. Organic profit growth in Mexico was driven by higher volumes, price increases, and labor-related productivity improvements. Organic profit growth in the U.S. was driven by price increases and productivity improvements related to breakthrough initiatives and Dunbar acquisition synergies.

South America

Revenues decreased 1% ($10.4 million) primarily due to the unfavorable impact of currency exchange rates ($223.9 million), primarily from the Argentine peso and Brazilian real, partially offset by 16% organic growth ($143.8 million) and the favorable impact of acquisitions and dispositions ($69.7 million), primarily from the Rodoban acquisition. The organic growth was driven by inflation-based price increases and volume growth in Argentina and volume growth and price increases in Brazil. Operating profit was up $18.4 million due to organic growth ($78.1 million) and the favorable impact of acquisitions and dispositions ($16.1 million), primarily from the Rodoban acquisition, partially offset by unfavorable currency ($75.8 million) driven by the Argentine peso and Brazilian real. The organic profit increase was driven by organic revenue growth in Argentina and growth in Brazil. The growth in Brazil was driven primarily by $12 million in lower social taxes due to recovery of overpayments and a lower rate, along with volume growth and productivity improvements.

Rest of World

Revenues decreased 6% ($63.9 million) due to the unfavorable impact of acquisitions and dispositions ($34.5 million), primarily related to the disposition of the French airport security services company in the second quarter of 2018, and the unfavorable impact of currency exchange rates ($39.8 million), partially offset by an organic increase ($10.4 million). Operating profit was relatively flat as organic growth ($3.2 million) and the favorable impact of acquisitions and dispositions ($1.4 million) were mostly offset by unfavorable currency ($3.2 million). The organic increase was primarily related to France and Israel, partially offset by a decrease in Asia Pacific.

Income and Expense Not Allocated to Segments

Corporate Expenses

Corporate expenses include costs to manage the global business and to perform activities required of public companies, as well as currency transaction gains and losses.

	Years Ended December 31,			% change
(In millions)	2019	2018	2017	2019	2018

General, administrative and other expenses	$(123.2)	(99.4)	(84.3)	24	18
Foreign currency transaction gains (losses)	(4.8)	(2.2)	(1.1)	unfav	100
Reconciliation of segment policies to GAAP	0.3	5.6	(5.2)	(95)	fav
Corporate items	$(127.7)	(96.0)	(90.6)	33	6

Corporate expenses in 2019 were $31.7 million higher than the prior year primarily due to increased strategic marketing expenses, higher information technology costs, an increase in bad debt expense resulting from the reconciliation of segment policies to GAAP, and higher foreign currency transaction losses.

Other Items Not Allocated to Segments

	Years Ended December 31,			% change
(In millions)	2019	2018	2017	2019	2018
Revenues:
Venezuela operations	$—	51.4	154.1	(100)	(67)
Acquisitions and dispositions	(0.5)	—	—	unfav	—
Internal loss	4.0	—	—	fav	—
Revenues	$3.5	51.4	154.1	(93)	(67)

Operating profit:
Venezuela operations	$—	2.3	20.4	(100)	(89)
Reorganization and Restructuring	(28.8)	(20.6)	(22.6)	40	(9)
Acquisitions and dispositions	(88.5)	(41.4)	(5.3)	unfav	unfav
Argentina highly inflationary impact	(14.5)	(8.0)	—	81	unfav
Internal loss	(20.9)	—	—	unfav	—
Reporting compliance	(2.1)	(4.5)	—	(53)	unfav
Operating profit	$(154.8)	(72.2)	(7.5)	unfav	unfav

2019 versus 2018
The impact of other items not allocated to segments on operating profit was a larger loss ($154.8 million in 2019 versus $72.2 million in the prior year). The change was primarily due to higher charges from acquisitions and dispositions in the current year, including increased costs to integrate acquired businesses into existing Brink's operations as well as higher costs related to intangible asset amortization, acquisition-related restructuring charges and the exit from our top-up prepaid mobile phone business in Brazil. We also recognized net charges in 2019 related to internal loss in the U.S. global services operations along with higher reorganization and restructuring expenses and increased costs related to the impact of highly inflationary accounting in Argentina.

Venezuela operations Prior to the deconsolidation of our Venezuelan subsidiaries effective June 30, 2018, we excluded from our segment results all of our Venezuela operating results due to the Venezuelan government's restrictions that prevented us from repatriating funds. In light of these unique circumstances, our operations in Venezuela have been largely independent of the rest of our global operations. As a result, the Chief Executive Officer, the Company's Chief Operating Decision maker ("CODM"), assessed segment performance and made resource decisions by segment excluding Venezuela operating results. Additionally, management believed excluding Venezuela from segment results made it possible to more effectively evaluate the company’s performance between periods. Prior to the deconsolidation, Venezuela operating results included remeasurement gains and losses on monetary assets and liabilities related to currency devaluations. We recognized remeasurement gains of $2.2 million in 2018 versus remeasurement losses of $9.1 million in 2017.
Factors considered by management in excluding Venezuela results included:

•	Continued inability to repatriate cash to redeploy to other operations or dividend to shareholders

•	Highly inflationary environment

•	Fixed exchange rate policy

•	Continued currency devaluations and

•	Difficulty raising prices and controlling costs

Reorganization and Restructuring
2016 Restructuring
In the fourth quarter of 2016, management implemented restructuring actions across our global business operations and our corporate functions. As a result of these actions, we recognized $18.1 million in related 2016 costs and an additional $17.3 million in 2017 under this restructuring for costs related to severance, asset-related adjustments, a benefit program termination and lease terminations. We recognized an additional $13.0 million in 2018 under this restructuring for severance costs and asset-related adjustments. The actions under this program were substantially completed in 2018, with cumulative pretax charges of approximately $48 million. Severance actions from this restructuring reduced our global workforce by approximately 800 positions.

Other Restructurings
Management periodically implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized net costs of $4.6 million in 2017, $7.6 million in 2018 and $28.8 million in 2019, primarily severance costs. When completed, the current restructuring actions will reduce our workforce by 600 to 700 positions and result in approximately $12 million in annualized cost savings. For the current restructuring actions, we expect to incur additional costs between $1 million and $3 million in future periods.

Due to the unique circumstances around these charges, they have not been allocated to segment results and are excluded from non-GAAP results. Charges related to the employees, assets, leases and contracts impacted by these restructuring actions were excluded from the segments and corporate expenses as shown in the table below.

	Years Ended December 31,			% change
(In millions)	2019	2018	2017	2019	2018
Reportable Segments:
North America	$(3.1)	(0.7)	(5.3)	unfav	(87)
South America	(9.5)	(3.9)	(4.6)	unfav	(15)
Rest of World	(7.0)	(14.9)	(10.1)	(53)	48
Total reportable segments	(19.6)	(19.5)	(20.0)	1	(3)
Corporate items	(9.2)	(1.1)	(2.6)	unfav	(58)
Total	$(28.8)	(20.6)	(22.6)	40	(9)

Acquisitions and dispositions  Part of our strategy is the pursuit of accretive business acquisitions. In 2019, we completed four business acquisitions in the U.S., Brazil and Colombia. In 2018, we completed one business acquisition in the U.S. and acquired a controlling interest in a business in Cambodia. We also completed the acquisition of the noncontrolling interest in our Colombian subsidiary. In 2017, we completed six business acquisitions in the U.S., Brazil, Chile, Argentina and France. Certain acquisition and disposition items that are not considered part of the ongoing activities of the business and are special in nature are consistently excluded from non-GAAP results. These items are described below:

2019 Acquisitions and Dispositions Items

•	We incurred $43.1 million in integration costs related to Dunbar, Rodoban, TVS and COMEF in 2019.

•	Amortization expense for acquisition-related intangible assets was $27.8 million in 2019.

•	Restructuring costs related to acquisitions, primarily Rodoban and Dunbar, were $5.6 million in 2019.

•	Transaction costs related to business acquisitions were $7.9 million in 2019.

•	Compensation expense related to the retention of key Dunbar employees was $1.5 million in 2019.

•	In 2019, we recognized $2.2 million in net charges, primarily asset impairment and severance costs, related to the exit from our top-up prepaid mobile phone business in Brazil.

2018 Acquisitions and Dispositions Items

•	Amortization expense for acquisition-related intangible assets was $17.7 million in 2018.

•	Integration costs in 2018 related to acquisitions in France and the U.S. were $8.1 million.

•	2018 transaction costs related to business acquisitions were $6.7 million.

•	We incurred 2018 severance charges related to our acquisitions in Argentina, France, U.S. and Brazil of $5.0 million.

•	Compensation expense related to the retention of key Dunbar employees was $4.1 million in 2018.

•	We recognized a net gain in 2018 ($2.6 million, net of statutory employee benefit) on the sale of real estate in Mexico.

Argentina highly inflationary impact Beginning in the third quarter of 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, Argentine peso-denominated monetary assets and liabilities are now remeasured at each balance sheet date to the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In addition, nonmonetary assets retain a higher historical basis when the currency is devalued. The higher historical basis results in incremental expense being recognized when the nonmonetary assets are consumed. In the second half of 2018, we recognized $8.0 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $6.2 million. In 2019, we recognized $14.5 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $11.3 million. These amounts are excluded from segment and non-GAAP results.

Internal loss A former non-management employee in our U.S. global services operations embezzled funds from Brink's in prior years. Except for a small deductible amount, the amount of the internal loss related to the embezzlement was covered by our insurance. In an effort to cover up the embezzlement, the former employee intentionally misstated the underlying accounts receivable subledger data. In 2019, we incurred $4.5 million in costs (primarily third party expenses) to reconstruct the accounts receivables subledger.

In the third quarter of 2019, we were able to identify $4.0 million of revenues billed and collected in prior periods which had never been recorded in the general ledger. We also identified and recorded $0.3 million in bank fees, which had been incurred in prior periods. The rebuild of the subledger was completed during the third quarter of 2019. Based on the reconstructed subledger, we were able to analyze and quantify the uncollected receivables from prior periods. Although we plan to attempt to collect these receivables, we estimated an increase to bad debt expense of $13.7 million in the third quarter of 2019.

The estimate of the allowance for doubtful accounts was adjusted in the fourth quarter of 2019 for an additional $6.4 million and will be adjusted in future periods, if needed, as assumptions related to the collectability of these accounts receivable change.  Out of the total $20.1 million in bad debt expense recorded in the second half of 2019, $19.2 million represented an allowance on $34.0 million of accounts receivable, or 56%. Due to the unusual nature of this internal loss and the related errors in the subledger data, along with the fact that management has excluded these amounts when evaluating internal performance, we have excluded these net charges from segment and non-GAAP results.

Reporting compliance Certain compliance costs (primarily third party expenses) are excluded from segment and non-GAAP results. These costs relate to the implementation and January 1, 2019 adoption of the new lease accounting standard ($1.8 million in 2019 and $2.7 million in 2018), and the mitigation of material weaknesses ($0.3 million in 2019 and $1.8 million in 2018).

Other Operating Income and Expense

Amounts below represent consolidated other operating income and expense.

	Years Ended December 31,			% change
(In millions)	2019	2018	2017	2019	2018

Foreign currency items:
Transaction losses	$(22.9)	(13.9)	(9.2)	65	51
Foreign currency derivative instrument gains	6.9	7.7	0.8	(10)	fav
Gains on sale of property and other assets	5.8	4.0	9.2	45	(57)
Impairment losses	(7.7)	(6.5)	(3.4)	18	91
Share in earnings of equity affiliates	0.9	1.9	0.4	(53)	fav
Royalty income	5.1	4.5	1.9	13	fav
Gains on business acquisitions and dispositions	—	—	0.6	—	(100)
Other	2.5	0.6	3.0	fav	(80)
Other operating income (expense)	$(9.4)	(1.7)	3.3	unfav	unfav

2019 versus 2018
We reported other operating expense of $9.4 million in 2019 versus other operating expense of $1.7 million in the prior year. The change was primarily due to higher foreign currency transaction losses in 2019, mainly from remeasurement losses associated with Argentina's highly inflationary accounting and losses from converting Argentine pesos to U.S. dollars.

Nonoperating Income and Expense

Interest Expense

	Years Ended December 31,			% change
(In millions)	2019	2018	2017	2019	2018

Interest expense	$90.6	66.7	32.2	36	unfav

Interest expense was higher in 2019 primarily due to higher borrowing levels due to business acquisitions.

Loss on deconsolidation of Venezuela operations

	Years Ended December 31,			% change
(In millions)	2019	2018	2017	2019	2018

Loss on deconsolidation of Venezuela operations	$—	126.7	—	(100)	unfav

See Note 1 to the consolidated financial statements for more information about the loss on deconsolidation of our Venezuelan operations.

Interest and Other Nonoperating Income (Expense)

	Years Ended December 31,			% change
(In millions)	2019	2018	2017	2019	2018

Interest income	$5.6	6.9	4.1	(19)	68
Gain (loss) on equity securities	(2.9)	3.2	1.5	unfav	fav
Foreign currency transaction losses(a)	—	(15.5)	(7.6)	(100)	unfav
Derivative instruments	—	—	1.1	—	(100)
Retirement benefit cost other than service cost	(52.7)	(39.7)	(47.8)	33	(17)
Prepayment penalties(b)	—	—	(8.3)	—	(100)
Interest on Colombia tax claim(h)	(1.1)	—	—	unfav	—
Interest on Brazil tax claim(c)	—	—	(1.6)	—	(100)
Non-income taxes on intercompany billings(d)	(4.2)	(2.6)	(1.3)	62	100
Venezuela operations(e)	(0.9)	(0.6)	—	50	unfav
Gain on lease termination(f)	5.2	—	—	fav	—
Gain on a disposition of a subsidiary(g)	—	11.2	—	(100)	fav
Other	(1.7)	(1.7)	(0.3)	—	unfav
Interest and other nonoperating income (expense)	$(52.7)	(38.8)	(60.2)	36	(36)

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

(f)	Gain on termination of a mining lease obligation related to former coal operations. We have no remaining mining leases.

(g)	Gain on the sale of our former French airport security services subsidiary in the second quarter of 2018.

(h)
Related to an unfavorable court ruling in 2019 on a non-income tax claim in Colombia. The court ruled that Brink's must pay interest accruing from 2009 to the current date. The principal amount of the claim was less than $1 million and was recognized in selling, general and administrative expenses in 2019.

Interest and other nonoperating income (expense) was higher in 2019 compared to 2018 primarily due to higher retirement benefit costs in 2019, mainly due to settlement charges in the U.S. frozen pension plan. We also realized a gain on disposition of a subsidiary in 2018 and recognized losses on equity securities in 2019 versus gains in 2018. These unfavorable changes were partially offset by lower foreign currency transaction losses related to acquisition-related payables and the recognition of a 2019 gain upon termination of a mining lease obligation.

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
Summary Rate Reconciliation – GAAP

(In percentages)	2019	2018	2017

U.S. federal tax rate	21.0%	21.0%	35.0%
Increases (reductions) in taxes due to:
Venezuela deconsolidation and devaluations	—	62.4	—
Foreign rate differential	17.3	39.3	(3.7)
Taxes on cross border income, net of credits	9.3	22.6	2.6
Tax on accelerated U.S. income(a)	(7.9)	—	(0.2)
Adjustments to valuation allowances	16.0	13.1	3.4
Foreign income taxes	13.7	18.9	5.1
Tax reform	—	(4.9)	47.4
French business tax	3.0	8.0	2.0
State income taxes, net	(2.2)	(1.3)	(1.3)
Share-based compensation	(4.8)	(14.4)	(3.5)
Other	(0.2)	—	0.1
Income tax rate on continuing operations	65.2%	164.7%	86.9%

(a)	In 2019, we recognized a benefit of $7.3 million ($0.4 million benefit in 2017) related to a previously recognized $23.5 million current tax expense that accelerated U.S. taxable income in 2015.

Summary Rate Reconciliation – Non-GAAP(a)

(In percentages)	2019	2018	2017

U.S. federal tax rate	21.0%	21.0%	35.0%
Increases (reductions) in taxes due to:
Foreign rate differential	7.4	7.6	(3.0)
Adjustments to valuation allowances	4.0	2.0	1.3
French business tax	1.0	1.2	1.4
Other	(2.0)	2.4	(0.5)
Income tax rate on Non-GAAP continuing operations	31.4%	34.2%	34.2%

(a)	See pages 33–36 for a reconciliation of non-GAAP results to GAAP.

Overview

Our effective tax rate has varied in the past three years from the statutory U.S. federal rate due to various factors, including

•	changes in judgment about the need for valuation allowances

•	changes in the geographical mix of earnings

•	nontaxable acquisition gains and losses

•	changes in laws in the U.S., France, Mexico, and Argentina

•	U.S. tax on accelerated taxable income

•	changes in the foreign currency rate used to measure Venezuela’s tax results

•	the deconsolidation of our Venezuela operations

•	timing of benefit recognition for uncertain tax positions

•	state income taxes

•	tax benefit for distributions of share-based payments

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

Continuing Operations
2019 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in 2019 was greater than the 21% U.S. statutory tax rate primarily due to the geographical mix of earnings, book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on cross border payments and the characterization of a French business tax as an income tax, partially offset by the significant tax benefits related to the distribution of share-based payments and a U.S. tax benefit recorded on deferred deductions.

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

Noncontrolling Interests

	Years Ended December 31,			% change
(In millions)	2019	2018	2017	2019	2018

Net income attributable to noncontrolling interests	$4.2	5.8	6.9	(28)	(16)

The decrease in net income attributable to noncontrolling interests to $4.2 million in 2019 was primarily due to the deconsolidation of our Venezuelan subsidiaries effective June 30, 2018, and the acquisition of the Colombian noncontrolling interests in the fourth quarter of 2018.

See Note 1 to the consolidated financial statements for more information about the deconsolidation of our Venezuelan subsidiaries.

Non-GAAP Results Reconciled to GAAP

Non-GAAP results described in this filing are financial measures that are not required by or presented in accordance with GAAP. The purpose of the Non-GAAP results is to report financial information from the primary operations of our business by excluding the effects of certain income and expenses that do not reflect the ordinary earnings of our operations. The specific items excluded have not been allocated to segments, are described in detail on pages 26–28, and are reconciled to comparable GAAP measures below. The full-year Non-GAAP tax rate in each year excludes certain pretax and income tax amounts. Amounts reported for prior periods have been updated in this report to present information consistently for all periods presented.

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

	2019			2018			2017
	Pre-tax	Tax	Effective tax rate	Pre-tax	Tax	Effective tax rate	Pre-tax	Tax	Effective tax rate
Effective Income Tax Rate(a)
GAAP	$93.5	61.0	65.2%	$42.5	70.0	164.7%	$181.5	157.7	86.9%
Retirement plans(c)	47.3	11.1		33.2	7.9		34.9	12.6
Venezuela operations(b)(m)	0.9	—		1.2	(3.9)		(13.5)	(12.7)
Reorganization and Restructuring(b)	28.8	7.1		20.6	6.7		22.6	7.6
Acquisitions and dispositions(b)	93.6	5.1		47.0	13.8		12.7	4.5
Prepayment penalties(d)	—	—		—	—		8.3	0.2
Interest on Brazil tax claim(e)	—	—		—	—		1.6	0.5
Tax reform(f)	—	—		—	2.1		—	(86.0)
Tax on accelerated income(g)	—	7.3		—	—		—	0.4
Argentina highly inflationary impact(b)	14.5	(1.4)		7.3	—		—	—
Internal loss(b)	20.9	4.0		—	—		—	—
Reporting compliance(b)	2.1	0.1		4.5	0.1		—	—
Gain on lease termination(h)	(5.2)	(1.2)		—	—		—	—
Loss on deconsolidation of Venezuela operations(i)	—	—		126.7	0.1		—	—
Non-GAAP	$296.4	93.1	31.4%	$283.0	96.8	34.2%	$248.1	84.8	34.2%
Amounts may not add due to rounding.

(a)	From continuing operations.

(b)
See “Other Items Not Allocated To Segments” on pages 26–28 for details.  We do not consider these items to be reflective of our core operating performance due to the variability of such items from period-to-period in terms of size, nature and significance.

(c)
Our U.S. retirement plans are frozen and costs related to these plans are excluded from non-GAAP results. Certain non-U.S. operations also have retirement plans. Settlement charges related to these non-U.S. plans are also excluded from non-GAAP results.

(d)	Penalties upon prepayment of Private Placement notes in September 2017 and a term loan in October 2017.

(e)
Related to an unfavorable court ruling in the third quarter of 2017 on a non-income tax claim in Brazil. The court ruled that Brink's must pay interest accruing from the initial claim filing in 1994 to the current date. The principal amount of the claim was approximately $1 million and was recognized in selling, general and administrative expenses in the third quarter of 2017.

(f)
Represents the estimated impact of tax legislation enacted into law in the fourth quarter of 2017.  This primarily relates to the U.S. tax reform expense from the remeasurement of our net deferred tax assets. The 2018 amount represents a benefit associated with reversing a portion of the 2017 estimated impact as a result of guidance issued by U.S. authorities.

(g)	The non-GAAP tax rate excludes the 2019 and 2017 foreign tax benefits that resulted from the transaction that accelerated U.S. tax in 2015.

(h)	Gain on termination of a mining lease obligation related to former coal operations. We have no remaining mining leases.

(i)	Effective June 30, 2018, we deconsolidated our investment in Venezuelan subsidiaries and recognized a pretax charge of $126.7 million.

(j)
Because we reported a loss from continuing operations on a GAAP basis in 2018, GAAP EPS was calculated using basic shares. However, as we reported income from continuing operations on a non-GAAP basis in 2018, non-GAAP EPS was calculated using diluted shares.

(k)
Amount in 2019 primarily relates to interest incurred on a cross currency swap hedging foreign currency risk on the intercompany financing of the Rodoban acquisition. 2018 and 2017 amounts represent interest accretion on the installment payments to the sellers of our Maco Transportadora and Maco Litoral acquisitions.

(l)
In addition to the items discussed in “Other Items Not Allocated To Segments” on pages 26–28, includes an $11.2 million pretax gain on the sale of our French airport security business in 2018, acquisition- related pretax currency transaction losses of $15.5 million in 2018 and $7.6 million in 2017, and a $1.3 million acquisition-related pretax gain on a forward currency derivative instrument in 2017.

(m)
Post-deconsolidation funding of ongoing costs related to our Venezuelan operations was $0.9 million in 2019 ($0.6 million in the second half of 2018) and was expensed as incurred and reported in interest and other nonoperating income (expense). We do not expect any future funding of the Venezuela business, as long as current U.S. sanctions remain in effect.

Non-GAAP reconciled to GAAP

	Years Ended December 31,
(In millions)	2019	2018	2017

Revenues:
GAAP	$3,683.2	3,488.9	3,347.0
Venezuela operations(b)	—	(51.4)	(154.1)
Acquisitions and dispositions(b)	0.5	—	—
Internal loss(b)	(4.0)	—	—
Non-GAAP	$3,679.7	3,437.5	3,192.9

Operating profit:
GAAP	$236.8	274.7	273.9
Venezuela operations(b)	—	(2.3)	(20.4)
Reorganization and Restructuring(b)	28.8	20.6	22.6
Acquisitions and dispositions(b)	88.5	41.4	5.3
Argentina highly inflationary impact(b)	14.5	8.0	—
Internal loss(b)	20.9	—	—
Reporting compliance(b)	2.1	4.5	—
Non-GAAP	$391.6	346.9	281.4

Interest expense:
GAAP	$(90.6)	(66.7)	(32.2)
Venezuela operations(b)	—	0.1	0.1
Acquisitions and dispositions(b)(k)	5.8	1.2	1.1
Argentina highly inflationary impact(b)	—	(0.2)	—
Non-GAAP	$(84.8)	(65.6)	(31.0)

Loss on deconsolidation of Venezuela operations:
GAAP	$—	(126.7)	—
Loss on deconsolidation of Venezuela operations(i)	—	126.7	—
Non-GAAP	$—	—	—

Interest and other nonoperating income (expense):
GAAP	$(52.7)	(38.8)	(60.2)
Retirement plans(c)	47.3	33.2	34.9
Venezuela operations(b)(m)	0.9	3.4	6.8
Acquisitions and dispositions(b)(l)	(0.7)	4.4	6.3
Prepayment penalties(d)	—	—	8.3
Interest on Brazil tax claim(e)	—	—	1.6
Argentina highly inflationary impact(b)	—	(0.5)	—
Gain on lease termination(h)	(5.2)	—	—
Non-GAAP	$(10.4)	1.7	(2.3)

Non-GAAP margin	10.6%	10.1%	8.8%

Amounts may not add due to rounding.

See page 33 for footnote explanations.

Non-GAAP reconciled to GAAP

	Years Ended December 31,
(In millions, except for per share amounts)	2019	2018	2017

Provision for income taxes:
GAAP	$61.0	70.0	157.7
Retirement plans(c)	11.1	7.9	12.6
Venezuela operations(b)	—	(3.9)	(12.7)
Reorganization and Restructuring(b)	7.1	6.7	7.6
Acquisitions and dispositions(b)(k)(l)	5.1	13.8	4.5
Prepayment penalties(d)	—	—	0.2
Interest on Brazil tax claim(e)	—	—	0.5
Tax reform(f)	—	2.1	(86.0)
Tax on accelerated income(g)	7.3	—	0.4
Argentina highly inflationary impact(b)	(1.4)	—	—
Internal loss(b)	4.0	—	—
Reporting compliance(b)	0.1	0.1	—
Gain on lease termination(h)	(1.2)	—	—
Loss on deconsolidation of Venezuela operations(i)	—	0.1	—
Non-GAAP	$93.1	96.8	84.8

Net income (loss) attributable to noncontrolling interests:
GAAP	$4.2	5.8	6.9
Venezuela operations(b)	—	1.0	(1.6)
Reorganization and Restructuring(b)	—	—	0.8
Acquisitions and dispositions(b)	0.1	—	—
Non-GAAP	$4.3	6.8	6.1

Income (loss) from continuing operations attributable to Brink's:
GAAP	$28.3	(33.3)	16.9
Retirement plans(c)	36.2	25.3	22.3
Venezuela operations(b)(m)	0.9	4.1	0.8
Reorganization and Restructuring(b)	21.7	13.9	14.2
Acquisitions and dispositions(b)	88.4	33.2	8.2
Prepayment penalties(d)	—	—	8.1
Interest on Brazil tax claim(e)	—	—	1.1
Tax reform(f)	—	(2.1)	86.0
Tax on accelerated income(g)	(7.3)	—	(0.4)
Argentina highly inflationary impact(b)	15.9	7.3	—
Internal loss(b)	16.9	—	—
Reporting compliance(b)	2.0	4.4	—
Gain on lease termination(h)	(4.0)	—	—
Loss on deconsolidation of Venezuela operations(i)	—	126.6	—
Non-GAAP	$199.0	179.4	157.2

Amounts may not add due to rounding.

See page 33 for footnote explanations.

Non-GAAP reconciled to GAAP

	Years Ended December 31,
(In millions, except for per share amounts)	2019	2018	2017

Diluted EPS
GAAP	$0.55	(0.65)	0.33
Retirement plans(c)	0.71	0.49	0.43
Venezuela operations(b)(m)	0.02	0.08	0.02
Reorganization and Restructuring(b)	0.43	0.27	0.27
Acquisitions and dispositions(b)	1.73	0.64	0.16
Prepayment penalties(d)	—	—	0.16
Interest on Brazil tax claim(e)	—	—	0.02
Tax reform(f)	—	(0.04)	1.66
Tax on accelerated income(g)	(0.14)	—	(0.01)
Argentina highly inflationary impact(b)	0.31	0.14	—
Internal loss(b)	0.33	—	—
Reporting compliance(b)	0.04	0.09	—
Gain on lease termination(h)	(0.08)	—	—
Loss on deconsolidation of Venezuela operations(i)	—	2.44	—
Share adjustment(j)	—	0.01	—
Non-GAAP	$3.89	3.46	3.03

Amounts may not add due to rounding.

See page 33 for footnote explanations.

Foreign Operations

We currently serve customers in more than 100 countries, including 41 countries where we operate subsidiaries.

We are subject to risks customarily associated with doing business in foreign countries, including labor and economic conditions, the imposition of international sanctions, including by the U.S. government, political instability, controls on repatriation of earnings and capital, nationalization, expropriation and other forms of restrictive action by local governments. Changes in the political or economic environments in the countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. The future effects, if any, of these risks are unknown. In April 2019, the U.S. government sanctioned the Venezuela central bank and, as a result, we have ceased support of our Venezuela business.

Our international operations conduct a majority of their business in local currencies. Because our financial results are reported in U.S. dollars, they are affected by changes in the value of various local currencies in relation to the U.S. dollar. Recent strengthening of the U.S. dollar has reduced our reported dollar revenues and operating profit, which may continue in 2020. See Application of Critical Accounting Policies—Foreign Currency Translation on pages 55–56 for a description of our accounting methods and assumptions used to include our Argentina operations in our consolidated financial statements, and a description of the accounting for subsidiaries operating in highly inflationary economies.

At December 31, 2019, Argentina's economy remains highly inflationary for accounting purposes. At December 31, 2019, we had net monetary assets denominated in Argentine pesos of $16.3 million (including cash of $16.2 million) and net nonmonetary assets of $150.5 million (including $99.8 million of goodwill). At December 31, 2019, we had minimal equity securities denominated in Argentine pesos.

During September 2019, the Argentine government announced currency controls on both companies and individuals. Under the exchange procedures implemented by the central bank, approval is required for many transactions, including dividend repatriation abroad.

During the fourth quarter of 2019, we elected to utilize other market mechanisms to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms settled at rates that were approximately 25% less favorable than the rates at which we remeasured the financial statements of Brink's Argentina. In 2019, we recognized $4.7 million of such conversion losses. These conversion losses are classified in the consolidated statements of operations as other operating income (expense).

Although the Argentine government has implemented currency controls, Brink’s management continues to provide guidance and strategic oversight, including budgeting and forecasting for Brink’s Argentina. We continue to control our Argentina business for purposes of consolidation of our financial statements and continue to monitor the situation in Argentina.

Changes in exchange rates may also affect transactions which are denominated in currencies other than the functional currency. From time to time, we use short term foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies, as discussed in Item 7A on page 57. At December 31, 2019, the notional value of our short term outstanding foreign currency forward and swap contracts was $155.0 million with average contract maturities of approximately one month. These short term foreign currency forward and swap contracts primarily offset exposures in the euro and the Brazilian real. Additionally, these short term contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings. We recognized gains of $6.9 million on these contracts in 2019.  At December 31, 2019, the fair value of these outstanding foreign currency forward and swap contracts was not significant.

We also have a long term cross currency swap to hedge exposure in Brazilian real, which is designated as a cash flow hedge for accounting purposes. At December 31, 2019, the notional value of this long term contract was $125 million with a weighted-average maturity of 2.3 years. We recognized net gains of $0.7 million on this contract, of which gains of $5.8 million were included in other operating income (expense) to offset transaction losses of $5.8 million and expenses of $5.1 million were included in interest expense in 2019. At December 31, 2019, the fair value of the long term cross currency swap contract was a $2.1 million net asset, of which a $4.9 million asset is included in other assets and a $2.8 million liability is included in accrued liabilities on the consolidated balance sheet.

See Note 1 to the consolidated financial statements for a description of the deconsolidation of our Venezuelan subsidiaries effective June 30, 2018, under the heading, "Venezuela". See Note 1 to the consolidated financial statements for a description of how we account for currency remeasurement for our Argentine subsidiaries, beginning July 1, 2018 under the heading, "Argentina".

LIQUIDITY AND CAPITAL RESOURCES
Overview

Over the last three years, we used cash generated from our operations and borrowings to

•	acquire new business operations ($1.1 billion),

•
invest in the infrastructure of our business (new facilities, cash sorting and other equipment for our cash management services operations, armored trucks, CompuSafe® units, and information technology) ($494 million),

•	repurchase shares of Brink's common stock ($94 million), and

•	pay dividends to Brink’s shareholders ($88 million).

Cash flows from operating activities increased by $4.5 million in 2019 as compared to the prior year primarily due to lower amounts paid for taxes, partially offset by higher amounts paid for interest and additional changes in working capital. Cash used for investing activities decreased by $339.7 million in 2019 due to lower amounts paid for business acquisitions. Cash also decreased $8.1 million in 2019 as a result of the strengthening of the U.S. dollar, primarily against currencies including the Argentine peso and the euro. We financed our liquidity needs in 2019 with debt and cash flows from operations.

Operating Activities

	Years Ended December 31,			$ change
(In millions)	2019	2018	2017	2019	2018

Cash flows from operating activities
Operating activities - GAAP	$368.6	364.1	296.4	$4.5	67.7
Venezuela operations	—	(0.4)	(17.3)	0.4	16.9
(Increase) decrease in restricted cash held for customers	(23.7)	(44.4)	(44.3)	20.7	(0.1)
(Increase) decrease in certain customer obligations(a)	(11.4)	1.7	(6.1)	(13.1)	7.8
Operating activities - non-GAAP	$333.5	321.0	228.7	$12.5	92.3

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

2019 versus 2018

GAAP
Operating cash flows increased by $4.5 million in 2019 compared to 2018. The increase was primarily due to lower amounts paid for taxes, the sale of certain tax receivables to a third party, and the changes in customer obligations of certain of our secure cash management services operations (cash held for customers increased by $11.4 million in 2019 compared to a decrease of $1.7 million in 2018), partially offset by a $20.7 million decrease in restricted cash held for customers, higher amounts paid for interest and changes in working capital.

Non-GAAP
Non-GAAP cash flows from operating activities increased by $12.5 million in 2019 as compared to 2018. The increase was primarily due to lower amounts paid for taxes and the sale of certain tax receivables to a third party, partially offset by higher amounts paid for interest and changes in working capital.

Investing Activities

	Years Ended December 31,			$ change
(In millions)	2019	2018	2017	2019	2018

Cash flows from investing activities
Capital expenditures	$(164.8)	(155.1)	(174.5)	$(9.7)	19.4
Acquisitions, net of cash acquired	(183.9)	(520.9)	(225.1)	337.0	(295.8)
Dispositions, net of cash disposed	11.2	8.4	1.4	2.8	7.0
Marketable securities:
Purchases	(11.8)	(62.4)	(38.0)	50.6	(24.4)
Sales	1.3	54.2	38.3	(52.9)	15.9
Proceeds from sale of property, equipment and investments	10.3	4.0	1.9	6.3	2.1
Redemption of cash-surrender value of life insurance policies	7.8	—	—	7.8	—
Other	(3.1)	(0.9)	1.1	(2.2)	(2.0)
Investing activities	$(333.0)	(672.7)	(394.9)	$339.7	(277.8)

Cash used by investing activities decreased by $339.7 million in 2019 versus 2018. The decrease was primarily due to lower amounts paid for acquisitions in 2019.

Capital expenditures and depreciation and amortization were as follows:

	Years Ended December 31,			$ change
(In millions)	2019	2018	2017	2019	2018

Property and Equipment Acquired during the year
Capital expenditures(a):
North America	$76.6	59.1	86.3	$17.5	(27.2)
South America	44.4	43.3	39.2	1.1	4.1
Rest of World	33.5	37.9	35.9	(4.4)	2.0
Corporate items	10.3	14.8	8.9	(4.5)	5.9
Capital expenditures - non-GAAP	164.8	155.1	170.3	9.7	(15.2)
Venezuela	—	—	4.2	—	(4.2)
Capital expenditures - GAAP	$164.8	155.1	174.5	$9.7	(19.4)

Financing leases(b):
North America	$51.8	42.3	47.3	$9.5	(5.0)
South America	3.7	9.6	4.4	(5.9)	5.2
Rest of World	4.2	—	—	4.2	—
Financing leases - GAAP and non-GAAP	$59.7	51.9	51.7	$7.8	0.2

Total:
North America	$128.4	101.4	133.6	$27.0	(32.2)
South America	48.1	52.9	43.6	(4.8)	9.3
Rest of World	37.7	37.9	35.9	(0.2)	2.0
Corporate items	10.3	14.8	8.9	(4.5)	5.9
Total property and equipment acquired excluding Venezuela	224.5	207.0	222.0	17.5	(15.0)
Venezuela	—	—	4.2	—	(4.2)
Total property and equipment acquired	$224.5	207.0	226.2	$17.5	(19.2)

Depreciation and amortization(a)
North America	$81.1	72.1	68.4	$9.0	3.7
South America	27.9	26.3	23.5	1.6	2.8
Rest of World	32.3	31.3	30.4	1.0	0.9
Corporate items	10.8	11.9	12.0	(1.1)	(0.1)
Depreciation and amortization - non-GAAP	152.1	141.6	134.3	10.5	7.3
Venezuela	—	1.1	1.7	(1.1)	(0.6)
Argentina highly inflationary impact	1.8	—	—	1.8	—
Reorganization and Restructuring	0.2	1.9	2.2	(1.7)	(0.3)
Acquisitions and dispositions	3.1	—	—	3.1	—
Amortization of intangible assets	27.8	17.7	8.4	10.1	9.3
Depreciation and amortization - GAAP	$185.0	162.3	146.6	$22.7	15.7

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

Non-GAAP capital expenditures and non-GAAP depreciation and amortization are supplemental financial measures that are not required by, or presented in accordance with GAAP. The purpose of these non-GAAP measures is to report financial information excluding capital expenditures and depreciation and amortization from our Venezuela operations, incremental depreciation resulting from highly inflationary accounting in Argentina, accelerated depreciation from restructuring activities and amortization of acquisition-related intangible assets. We believe these measures are helpful in assessing capital expenditures and depreciation and amortization, enable period-to-period comparability and are useful in predicting future investing cash flows. These non-GAAP measures should not be considered as alternatives to capital expenditures and depreciation and amortization determined in accordance with GAAP and should be read in conjunction with our consolidated statements of cash flows.

Our reinvestment ratio, which we define as the annual amount of property and equipment acquired during the year divided by the annual amount of depreciation, was 1.5 in 2019, 1.5 in 2018, and 1.7 in 2017.

Capital expenditures in 2019 for our operating units were primarily for machinery and equipment, armored vehicles, buildings and information technology.  Capital expenditures in 2019 were $9.7 million higher compared to 2018.  Total property and equipment acquired in 2019 was $17.5 million higher than the prior year.

Corporate capital expenditures in the last three years were primarily for implementing a new finance shared service center and investing in information technology.

Financing Activities

	Years Ended December 31,			$ change
(In millions)	2019	2018	2017	2019	2018

Cash flows from financing activities
Borrowings and repayments:
Short-term borrowings	$(14.8)	1.3	(125.2)	$(16.1)	126.5
Cash supply chain customer debt	—	(15.6)	1.5	15.6	(17.1)
Long-term revolving credit facilities, net	(225.1)	340.0	(58.1)	(565.1)	398.1
Other long-term debt, net	271.2	(54.5)	922.5	325.7	(977.0)
Borrowings (repayments)	31.3	271.2	740.7	(239.9)	(469.5)

Debt financing costs	(4.0)	—	(16.3)	(4.0)	16.3
Acquisitions of noncontrolling interests	—	(21.0)	—	21.0	(21.0)
Payment of acquisition-related obligation	(20.3)	(17.6)	(90.9)	(2.7)	73.3
Prepayment penalties	—	—	(8.3)	—	8.3
Repurchase shares of Brink's common stock	—	(93.5)	—	93.5	(93.5)
Dividends to:
Shareholders of Brink’s	(29.9)	(30.4)	(27.7)	0.5	(2.7)
Noncontrolling interests in subsidiaries	(2.3)	(5.2)	(4.6)	2.9	(0.6)
Proceeds from exercise of stock options	—	0.8	2.7	(0.8)	(1.9)
Tax withholdings associated with share-based compensation	(8.9)	(11.5)	(10.2)	2.6	(1.3)
Cross currency swap contract	(3.9)	0.6	1.9	(4.5)	(1.3)
Financing activities	$(38.0)	93.4	587.3	$(131.4)	(493.9)

2019 versus 2018
Cash provided by financing activities decreased by $131.4 million in 2019 compared to 2018 as net borrowings decreased compared to the prior year period. This was partially offset by a reduction in cash used to repurchase shares of our common stock.

Dividends
We paid dividends to Brink’s shareholders of $0.15 per share in each of the last eleven quarters. In the first quarter of 2017, we paid dividends of $0.10 per share to Brink's shareholders. Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the Board of Directors.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

Changes in currency exchange rates reduced the amount of cash and cash equivalents by $8.1 million during 2019, compared to a reduction of $32.2 million in 2018 and $0.9 million in 2017.  The decrease in 2019 was due to further strengthening of the U.S. dollar, primarily against the Argentine peso and the euro.

Capitalization

We use a combination of debt, leases and equity to capitalize our operations.

As of December 31, 2019, debt as a percentage of capitalization (defined as total debt and equity) was 89%, which is consistent with 90% at December 31, 2018. Our debt in 2019 increased primarily from the borrowings under the senior secured term loan A partially offset by repayment of the senior secured revolving credit facility. Our equity increased in 2019 primarily due to reported net income, adjusted for stock-based compensation, which exceeded dividends to Brink's shareholders.

Summary of Debt, Equity and Other Liquidity Information

	Amount available under credit facilities	Outstanding balance
	December 31,	December 31,
(In millions)	2019	2019	2018	$ change(a)
Debt:
Short-term borrowings
Restricted cash borrowings(b)	$—	$10.3	10.5	(0.2)
Other	—	4.0	18.4	(14.4)
Total Short-term borrowings	$—	$14.3	28.9	(14.6)

Long-term debt
Senior Secured - Revolving Facility	$885.0	$115.0	340.0	(225.0)
Senior Secured - Term Loan A	—	767.0	466.9	300.1
Senior Unsecured Notes	—	592.9	592.0	0.9
Letter of Credit Facilities	56.3	—	—	—
Other	—	4.9	5.7	(0.8)
Financing leases	—	149.5	120.5	29.0
Total Long-term debt	$941.3	$1,629.3	1,525.1	$104.2

Total Debt	$941.3	$1,643.6	1,554.0	$89.6

Total equity		$207.6	166.6	$41.0

(a)	In addition to cash borrowings and repayments, the change in the debt balance also includes changes in currency exchange rates.

(b)
These 2019 and 2018 amounts are for short-term borrowings related to cash borrowed under lending arrangements used in the process of managing customer cash supply chains, which is currently classified as restricted cash and not available for general corporate purposes. See Note 20 for more details.

Reconciliation of Net Debt to U.S. GAAP Measures

	December 31,
(In millions)	2019	2018	$ change

Debt:
Short-term borrowings	$14.3	28.9	$(14.6)
Long-term debt	1,629.3	1,525.1	104.2
Total Debt	1,643.6	1,554.0	89.6
Restricted cash borrowings(a)	(10.3)	(10.5)	0.2
Total Debt without restricted cash borrowings	1,633.3	1,543.5	89.8

Less:
Cash and cash equivalents	311.0	343.4	(32.4)
Amounts held by cash management services operations(b)	(26.3)	(14.1)	(12.2)
Cash and cash equivalents available for general corporate purposes	284.7	329.3	(44.6)

Net Debt(c)	$1,348.6	1,214.2	$134.4

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

(c)
Included within Net Debt is net cash of $17 million at December 31, 2019 and net cash of $19 million at December 31, 2018 from our Argentina operations (see Note 1 to the consolidated financial statements for a discussion of currency controls in Argentina).

Net Debt is a supplemental non-GAAP financial measure that is not required by, or presented in accordance with GAAP. We use Net Debt as a measure of our financial leverage. We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage.  Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our consolidated balance sheets. Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP, as of December 31, 2019, and December 31, 2018.

Net Debt at the end of 2019 increased by $134 million when compared to Net Debt at the end of 2018 primarily due to the funding of business acquisitions and other working capital needs including insurance and bonus payments.

Liquidity Needs
Our operating liquidity needs are typically financed by cash from operations, short-term borrowings and the available borrowing capacity under our revolving credit facility (our debt facilities are described in more detail in Note 15 to the consolidated financial statements, including certain limitations and considerations related to the cash and borrowing capacity). As of December 31, 2019, $885 million was available under the revolving credit facility. Based on our current cash on hand, amounts available under our credit facilities and current projections of cash flows from operations, we believe that we will be able to meet our liquidity needs for more than the next twelve months.

Limitations on dividends from foreign subsidiaries.  A significant portion of our operations are outside the U.S. which may make it difficult to or costly to repatriate additional cash for use in the U.S.  See Item 1A., Risk Factors, for more information on the risks associated with having businesses outside the U.S.

Cash and Cash Equivalents
At December 31, 2019, we had $311.0 million in cash and cash equivalents, compared to $343.4 million at December 31, 2018. The $32.4 million decrease in cash is primarily attributed to reduced borrowing activity in 2019 compared to 2018. We plan to use the current cash and cash equivalents for working capital needs, capital expenditures, acquisitions and other general corporate purposes. At December 31, 2019, the cash and cash equivalents were invested in money market accounts.

Equity
Common Stock
At December 31, 2019, we had 100 million shares of common stock authorized and 50.1 million shares issued and outstanding.

Preferred Stock
At December 31, 2019, we had the authority to issue up to 2 million shares of preferred stock, par value $10 per share.

Share Repurchase Program
On February 6, 2020, we announced that the board of directors authorized a $250 million share repurchase authorization that expires on December 31, 2021. The authorization replaces our previous $200 million repurchase program, authorized by the board of directors in May 2017, which expired December 31, 2019. Under the $200 million repurchase program, we repurchased 1.3 million shares for approximately $94 million, or an average cost of $69.35 per share. There was approximately $106 million remaining available under the $200 million repurchase program when it expired. Under the $250 million repurchase program, we are not obligated to repurchase any specific dollar amount or number of shares.  The timing and volume of share repurchases may be executed at the discretion of management on an opportunistic basis, or pursuant to trading plans or other arrangements.  Share repurchases under this program may be made in the open market, in privately negotiated transactions, or otherwise.

Pursuant to the $200 million share repurchase authorization described above, in December 2018, we entered into an ASR with a financial institution. In exchange for a $50 million up-front payment at the beginning of the purchase period, the financial institution delivered to us 700,000 shares of our common stock for an average repurchase price of $71.43 per share. The shares received were retired in the period they were delivered to us, and the up-front payment was accounted for as a reduction to shareholders' equity in the consolidated balance sheet. For purposes of calculating earnings per share, we reported the ASR as a repurchase of our common stock in December 2018 and as a forward contract indexed to our common stock. The ASR met all of the applicable criteria for equity classification, and, as a result, was not being accounted for as a derivative instrument.

The ASR purchase period subsequently ended in February 2019 and we received and retired an additional 37,387 shares under the ASR, resulting in an overall average repurchase price of $67.81 per share.

Additionally, during the year ended December 31, 2018, we used $43.5 million to repurchase, in the open market, 610,177 shares at an average repurchase price of $71.22 per share. These shares were retired upon repurchase. No additional shares were repurchased in the year ended December 31, 2019.

Off Balance Sheet Arrangements

As described in Note 17 to the consolidated financial statements, we have certain operating leases that are considered short term and are not capitalized to the balance sheet. We use operating leases both on and off balance sheet to lower our cost of financings.  We believe that operating leases are an important component of our capital structure.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under contractual obligations and other contingent liabilities and commitments. Changes in our business needs, cancellation provisions and changes in interest rates, as well as actions by third parties and other factors, may cause these estimates to change. As a result, our actual payments in future periods may vary from those presented in the table. The following table summarizes our contractual obligations as of December 31, 2019.

	Estimated Payments Due by Period
(In millions)	2020	2021	2022	2023	2024	Later Years	Total

Contractual obligations:
Long-term debt obligations	$42.0	40.9	41.0	40.8	725.2	600.0	1,489.9
Financing lease obligations	32.5	31.8	28.2	24.0	17.4	15.6	149.5
Interest payments on debt and financing leases(a)	73.3	63.5	60.9	52.7	29.4	79.5	359.3
Operating lease obligations	85.7	67.3	51.8	41.4	30.5	117.1	393.8
Acquisition-related payments	7.8	—	—	—	—	—	7.8
Purchase obligations	21.8	5.3	2.2	1.4	1.4	0.1	32.2
Other long-term liabilities reflected on the
Company’s balance sheet under GAAP:
Primary U.S. pension plan	—	—	14.1	17.6	16.3	12.4	60.4
Other retirement obligations:
UMWA plans	—	—	—	—	—	374.6	374.6
Black lung and other plans	11.6	10.9	10.2	9.6	9.0	94.1	145.4
Workers compensation and other claims	26.1	12.4	12.1	12.2	12.4	32.2	107.4
Other	0.2	0.2	0.2	0.2	0.2	1.2	2.2
Total	$301.0	232.3	220.7	199.9	841.8	1,326.8	3,122.5

(a)
Estimated future interest payments on our long term debt are based on the outstanding borrowings as of December 31, 2019, the respective maturity dates of the debt agreements and the interest rates in effect at December 31, 2019. We use interest rate swaps to modify the characteristics of certain of our debt obligations, effectively converting the floating interest rates to fixed interest rates.

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

Funded Status of U.S. Retirement Plans

	Actual	Projected
(In millions)	2019	2020	2021	2022	2023	2024

Primary U.S. pension plan
Beginning funded status	$(106.8)	(118.3)	(97.2)	(75.4)	(38.4)	4.2
Net periodic pension credit(a)	16.9	20.0	21.0	22.4	24.0	27.1
Payment from Brink’s	—	—	—	14.1	17.6	16.3
Benefit plan actuarial gain (loss)	(28.4)	1.1	0.8	0.5	1.0	—
Ending funded status	$(118.3)	(97.2)	(75.4)	(38.4)	4.2	47.6

UMWA plans
Beginning funded status	$(297.4)	(246.7)	(246.8)	(247.7)	(249.5)	(252.3)
Net periodic postretirement cost(a)	(4.0)	(0.1)	(0.9)	(1.8)	(2.8)	(3.9)
Benefit plan actuarial gain (loss)	55.1	—	—	—	—	—
Other	(0.4)	—	—	—	—	—
Ending funded status	$(246.7)	(246.8)	(247.7)	(249.5)	(252.3)	(256.2)

Black lung plans
Beginning funded status	$(67.9)	(99.2)	(91.4)	(83.9)	(77.0)	(70.5)
Net periodic postretirement cost(a)	(3.0)	(3.0)	(2.6)	(2.5)	(2.2)	(2.1)
Payment from Brink’s	8.4	10.8	10.1	9.4	8.7	8.1
Benefit plan actuarial gain (loss)	(36.7)	—	—	—	—	—
Ending funded status	$(99.2)	(91.4)	(83.9)	(77.0)	(70.5)	(64.5)

(a)	Excludes amounts reclassified from accumulated other comprehensive income (loss).

Primary U.S. Pension Plan
Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and benefits are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement.  We did not make cash contributions to the primary U.S. pension plan in 2019.  There are approximately 11,200 beneficiaries in the plan.

Based on our current assumptions, we do not expect to make contributions until 2022.

UMWA Plan
Retirement benefits related to former coal operations include medical benefits provided by the Pittston Coal Group Companies Employee Benefit Plan for UMWA Represented Employees.  There are approximately 3,000 beneficiaries in the UMWA plans.  The company does not expect to make contributions to these plans until 2028, based on our actuarial assumptions.

Black Lung
Under the Federal Black Lung Benefits Act of 1972, Brink’s is responsible for paying lifetime black lung benefits to miners and their dependents for claims filed and approved after June 30, 1973.  There are approximately 800 black lung beneficiaries.

Non-U.S. defined-benefit pension plans. We have various defined-benefit pension plans covering eligible current and former employees of some of our international operations. See Note 4 to the consolidated financial statements for information about these non-U.S. plans' benefit obligation and estimated future benefit payments over the next 10 years.

Summary of Total Expenses Related to All U.S. Retirement Liabilities

This table summarizes actual and projected expense (income) related to U.S. retirement liabilities.  These expenses are not allocated to segment results.

	Actual	Projected
(In millions)	2019	2020	2021	2022	2023	2024

Primary U.S. pension plan(a)	$21.8	7.4	3.1	(1.3)	(4.4)	(11.3)
UMWA plans	15.9	11.3	11.4	11.6	11.9	12.3
Black lung plans	7.4	10.5	9.8	9.1	8.5	7.9
Total	$45.1	29.2	24.3	19.4	16.0	8.9

(a)	Includes $19.3 million settlement loss recognized in 2019 related to an annuity contract buy-out of approximately 2,600 participants. See "2019 Annuity Contract Buy-out"
on page 54.

Summary of Total Payments from U.S. Plans to Participants

This table summarizes actual and estimated payments from the plans to participants.

	Actual	Projected
(In millions)	2019	2020	2021	2022	2023	2024

Payments from U.S. Plans to participants
Primary U.S. pension plan	$48.5	47.0	47.0	47.0	47.0	46.9
UMWA plans	29.3	30.2	30.2	29.7	29.3	28.7
Black lung plans	8.4	10.8	10.1	9.4	8.7	8.1
Total	$86.2	88.0	87.3	86.1	85.0	83.7

Summary of Projected Payments from Brink’s to U.S. Plans

This table summarizes estimated payments from Brink’s to U.S. retirement plans.

	Projected Payments to Plans from Brink's
(In millions)	Primary U.S. Pension Plan	UMWA Plans	Black Lung Plans	Total

Projected payments
2020	$—	—	10.8	10.8
2021	—	—	10.1	10.1
2022	14.1	—	9.4	23.5
2023	17.6	—	8.7	26.3
2024	16.3	—	8.1	24.4
2025	10.0	—	7.4	17.4
2026	2.4	—	6.8	9.2
2027	—	—	6.2	6.2
2028	—	16.3	5.7	22.0
2029	—	24.9	5.2	30.1
2030	—	23.9	4.8	28.7
2031	—	23.0	4.4	27.4
2032	—	22.1	4.1	26.2
2033	—	21.1	3.8	24.9
2034 and thereafter	—	243.3	34.8	278.1
Total projected payments	$60.4	374.6	130.3	565.3

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of December 31, 2019.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The application of accounting principles requires the use of assumptions, estimates and judgments.  We make assumptions, estimates and judgments based on, among other things, knowledge of operations, markets, historical trends and likely future changes, similarly situated businesses and, when appropriate, the opinions of advisers with relevant knowledge and experience.  Reported results could have been materially different had we used a different set of assumptions, estimates and judgments.

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

Valuation Allowances

	December 31,
(In millions)	2019	2018

U.S.	$90.7	84.1
Non-U.S.	27.6	16.6
Total	$118.3	100.7

Application of Accounting Policy

U.S. Deferred Tax Assets
We had $252 million of net deferred tax assets at December 31, 2019, of which $209 million related to U.S. jurisdictions.

In 2019, we concluded that we were not more-likely-than-not to realize assets related to certain attributes with a limited statutory carryforward and we recorded a $7 million valuation allowance through income from continuing operations.

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

Non-U.S. Deferred Tax Assets
In 2019, we recognized a tax expense of $5 million through income from continuing operations from a change in judgment about the need for valuation allowances for deferred tax assets in certain non-U.S. jurisdictions.  In 2018, we did not change our judgment about the need for valuation allowances for deferred tax assets in certain non-U.S. jurisdictions as a result of changes in operating results and the outlook about the future operating performance in those jurisdictions

Business Acquisitions

Accounting Policy
In the three years ended December 31, 2019, we completed a total of twelve business acquisitions. When we acquire a controlling interest in an entity that is determined to meet the definition of a business, we apply the acquisition method described in FASB ASC Topic 805, Business Combinations.  Using the acquisition method, we allocate the total purchase price to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date. Any excess purchase price over the fair value of the assets acquired and the liabilities assumed is recognized as goodwill.

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

Goodwill, Other Intangible Assets and Property and Equipment Valuations

Accounting Policy

At December 31, 2019, we had property and equipment of $763.3 million, goodwill of $784.6 million and other intangible assets of $272.5 million, net of accumulated depreciation and amortization.  We review these assets for possible impairment using the guidance in FASB ASC Topic 350, Intangibles - Goodwill and Other, for goodwill and other intangible assets and FASB ASC Topic 360, Property, Plant and Equipment, for property and equipment.  Our review for impairment requires the use of significant judgments about the future performance of our operating subsidiaries. Due to the many variables inherent in the estimates of the fair value of these assets, differences in assumptions could have a material effect on the impairment analyses.

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

We performed an interim goodwill impairment test for the France reporting unit as of July 1, 2019 because France operating profit was lower than budget through the first six months of the year and the October 1, 2018 annual impairment test resulted in France reporting unit fair value exceeding carrying value by only 9%. As a result of the July 1, 2019 interim impairment test, we concluded that the fair value of the France reporting unit exceeded its carrying value by 20%. Therefore, goodwill related to the France reporting unit ($90.4 million at July 1, 2019) was not impaired. We used a qualitative approach to roll forward the interim test to the annual testing date of October 1, 2019 and determined there was no impairment at that date. The France reporting unit had $89.2 million of goodwill at December 31, 2019.

We performed our annual goodwill impairment tests as of October 1, 2019 for all the remaining reporting units. For the interim impairment test and the annual tests in 2019, we elected to forego the optional qualitative assessment and performed a quantitative goodwill impairment test instead. We estimated the fair value of each reporting unit using a weighting of three valuation methodologies: the Income Approach, the Public Company Market Multiple Method, and the Similar Transactions Method. The resulting reporting unit fair values were compared to each reporting unit's carrying value. For the other seven reporting units, we concluded that the fair value of each reporting unit substantially exceeded its carrying value by a range of 36% to 234% as of October 1, 2019. The Canada reporting unit had the lowest percentage excess of fair value over carrying value at 36%. The Canada reporting unit had $3.4 million of goodwill at December 31, 2019.

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

The discount rates for the primary U.S. pension plan, UMWA retiree medical plans and black lung obligations were:

	Primary U.S. Plan			UMWA Plans			Black Lung
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Discount rate:
Retirement cost	4.4%	3.7%	4.3%	4.3%	3.6%	4.1%	4.2%	3.5%	3.9%
Benefit obligation at year end	3.3%	4.4%	3.7%	3.2%	4.3%	3.6%	3.1%	4.2%	3.5%

Sensitivity Analysis
The discount rate we select at year end materially affects the valuations of plan obligations at year end and the calculations of net periodic expenses for the following year.  The tables below compare hypothetical plan obligation valuations for our largest plans as of December 31, 2019, actual expenses for 2019 and projected expenses for 2020 assuming we had used discount rates that were one percentage point lower or higher.

Plan Obligations at December 31, 2019

(In millions)	Hypothetical 1% lower	Actual	Hypothetical 1% higher

Primary U.S. pension plan	$926.0	817.6	729.0
UMWA plans	471.8	424.7	385.2

Actual 2019 and Projected 2020 Expense (Income)

(In millions, except for percentages)		Hypothetical sensitivity analysis for discount rate assumption			Hypothetical sensitivity analysis for discount rate assumption
	Actual	1% lower	1% higher	Projected	1% lower	1% higher
Years Ending December 31,	2019	2019	2019	2020	2020	2020

Primary U.S. pension plan
Discount rate assumption	4.4%	3.4%	5.4%	3.3%	2.3%	4.3%
Retirement cost(a)	$2.6	10.2	(4.6)	$7.4	13.7	2.0

UMWA plans
Discount rate assumption	4.3%	3.3%	5.3%	3.2%	2.2%	4.2%
Retirement cost	$15.9	17.1	14.8	$11.3	12.0	10.5

(a)	Excludes $19.3 million settlement loss recognized in 2019 related to an annuity contract buy-out of approximately 2,600 participants. See "2019 Annuity Contract Buy-out" below.

Expected-Return-on-Assets Assumption
Our expected-return-on-assets assumption, which materially affects our net periodic benefit cost, reflects the long-term average rate of return we expect the plan assets to earn.  We select the expected-return-on-assets assumption using advice from our investment advisor considering each plan’s asset allocation targets and expected overall investment manager performance and a review of the most recent long-term historical average compounded rates of return, as applicable.  We selected 7.00% as the expected-return-on-assets assumption for our primary U.S. pension plan and 8.00% for our UMWA retiree medical plans for actual 2019 expense. We selected 7.00% as the expected-return-on-assets assumption for our primary U.S. pension plan and 8.00% for our UMWA retiree medical plans for projected 2020 expense.

The twenty to thirty year compound annual return of our primary U.S. pension plan has averaged from 5.9% to 8.4%.

Sensitivity Analysis
Effect of using different expected-rate-of-return assumptions.  Our 2019 and projected 2020 expense would have been different if we had used different expected-rate-of-return assumptions.  For every hypothetical change of one percentage point in the assumed long-term rate of return on plan assets (and holding other assumptions constant), our actual 2019 and projected 2020 expense would be as follows:

(In millions, except for percentages)		Hypothetical sensitivity analysis for expected-return-on asset assumption			Hypothetical sensitivity analysis for expected-return-on asset assumption
	Actual	1% lower	1% higher	Projected	1% lower	1% higher
Years Ending December 31,	2019	2019	2019	2020	2020	2020

Expected-return-on-asset assumption
Primary U.S. pension plan	7.00%	6.00%	8.00%	7.00%	6.00%	8.00%
UMWA plans	8.00%	7.00%	9.00%	8.00%	7.00%	9.00%

Primary U.S. pension plan(a)	$2.6	9.8	(4.6)	$7.4	14.0	0.8
UMWA plans	15.9	17.6	14.2	11.3	12.9	9.7

(a)	Excludes $19.3 million settlement loss recognized in 2019 related to an annuity contract buy-out of approximately 2,600 participants. See "2019 Annuity Contract Buy-out" below.

Effect of improving or deteriorating actual future market returns.  Our funded status at December 31, 2020, and our 2021 expense will be different from currently projected amounts if our projected 2020 returns are better or worse than the returns we have assumed for each plan.

(In millions, except for percentages)		Hypothetical sensitivity analysis of 2020 asset return better or worse than expected
Years Ending December 31,	Projected	Better return	Worse return

Return on investments in 2020
Primary U.S. pension plan	7.00%	14.00%	—%
UMWA plans	8.00%	16.00%	—%

Projected Funded Status at December 31, 2020
Primary U.S. pension plan	$(97)	(50)	(145)
UMWA plans	(247)	(234)	(260)

2021 Expense(a)
Primary U.S. pension plan	$3	1	5
UMWA plans	11	10	14

(a)	Actual future returns on investments will not affect our earnings until 2021 since the earnings in 2020 will be based on the "expected return on assets" assumption.

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

(In millions)	Based on market-related value of assets			Hypothetical(a)
	Actual	Projected	Projected
Years Ending December 31,	2019	2020	2021	2019	2020	2021

Primary U.S. pension plan expense(b)	$2.6	7.4	3.1	$14.7	3.0	(0.1)

(a)	Assumes that our accounting policy was to use the fair market value of assets instead of the market-related value of assets to determine our expense related to our primary U.S. pension plan.

(b)	Excludes $19.3 million settlement loss recognized in 2019 related to an annuity contract buy-out of approximately 2,600 participants. See "2019 Annuity Contract Buy-out" below.

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

For the UMWA plans, our largest retiree medical plans, we have assumed a medical inflation rate of 6.3% for 2020, and we project this rate to decline to 5% in 2027 and hold at 5% thereafter.  Our overall medical inflation rate assumption, including the assumption that medical inflation rates will gradually decline over the next seven years and hold at 5%, is based on macroeconomic assumptions of gross domestic growth rates, the excess of national health expenditures over other goods and services, and population growth. Our assumption of a medical inflation rate of 6.3% for 2020 is based on our recent actual experience. The average annual medical inflation rate of the Company over the last five to eleven years ranged from 4.5% to 5.4%.

If we had assumed that medical inflation rates were one percentage point higher in each future year, the plan obligation for these plans at December 31, 2019, would have been approximately $47.8 million higher and the expense for 2019 would have been $2.4 million higher.  If we had assumed that the medical inflation rates were one percentage point lower, the plan obligation at December 31, 2019, would have been approximately $40.8 million lower and the related 2019 expenses would have been $2.0 million lower.

If we had projected medical inflation rates to decline from 6.4% to 4.5% by 2028, instead of our projected decline from 6.3% to 5% by 2027, the plan obligation for the UMWA retiree medical benefit plan would have been $12.6 million lower for 2019 and our expense would be $1.5 million lower for 2020.

Excise Tax on High-Cost Health Plans
The Patient Protection and Affordable Care Act included a 40% excise tax on third-party benefit plan administrators for high-cost health plans (“Cadillac plans”), the effects of which were delayed to 2022 by the Tax Reform Act. As of December 31, 2018, our plan obligations included $30.5 million related to this tax.

In December 2019, the excise tax provision was repealed by the Setting Every Community Up for Retirement Enhancement Act (the "SECURE Act").  The repeal of the excise tax provision reduced our plan obligations by $29 million as of December 31, 2019.

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

Numbers of Participants
Mortality tables.  We use the Society of Actuaries base mortality tables for private sector plans, Pri-2012, and the Mercer modified MP-2019 projection scale, with a Blue Collar adjustment factor for the majority of our U.S. retirement plans and a White Collar adjustment factor for our nonqualified U.S. pension plan.

2019 Annuity Contract Buy-out
On October 8, 2019, we purchased a single premium group annuity contract from an insurance company to provide for the payment of pension benefits to approximately 2,600 primary U.S. pension plan participants. We purchased the contract with $53 million of plan assets. The insurance company took over the payments of these benefits starting January 1, 2020. This transaction settled $54 million of our primary U.S. pension plan obligation. As a result, we recognized a settlement charge of $19.3 million in the fourth quarter of 2019.

Number of participants. The number of participants by major plan in the past five years is as follows:

	Number of participants
Plan	2019	2018	2017	2016	2015
UMWA plans	3,000	3,200	3,300	3,600	3,700
Black Lung	800	800	760	750	700
U.S. pension	11,200	14,000	14,200	14,800	15,000

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

Application of Accounting Policy

Argentina

We operate in Argentina through wholly owned subsidiaries and a smaller controlled subsidiary (together "Brink's Argentina"). Revenues from Brink's Argentina represented approximately 6% of our consolidated revenues for the year ended December 31, 2019 and 7% of our consolidated revenues for the years ended December 31, 2018 and 2017, respectively.

The operating environment in Argentina continues to present business challenges, including ongoing devaluation of the Argentine peso and significant inflation. For the year ended December 31, 2017. the Argentine peso declined by approximately 15% (from 15.9 to 18.6 pesos to the U.S. dollar). For the year ended December 31, 2018, the Argentine peso declined by approximately 50% (from 18.6 to 37.6 pesos to the U.S. dollar). For the year ended December 31, 2019, the Argentine peso declined approximately 37% (from 37.6 to 59.9 pesos to the U.S. dollar).

Beginning July 1, 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, we consolidated Brink's Argentina using our accounting policy for subsidiaries operating in highly inflationary economies beginning with the third quarter of 2018. Argentine peso-denominated monetary assets and liabilities are remeasured at each balance sheet date using the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In the second half of 2018, we recognized a $6.2 million pretax remeasurement loss. In 2019, we recognized an $11.3 million pretax remeasurement loss.

At December 31, 2019, Argentina's economy remains highly inflationary for accounting purposes. At December 31, 2019, we had net monetary assets denominated in Argentine pesos of $16.3 million, including cash of $16.2 million. At December 31, 2019, we had net nonmonetary assets of $150.5 million, including $99.8 million of goodwill. At December 31, 2019, we had minimal equity securities denominated in Argentine pesos.

During September 2019, the Argentine government announced currency controls on both companies and individuals. The Argentine central bank issued details as to how the exchange control procedures would operate in practice. Under these procedures, central bank approval is required for many transactions, including dividend repatriation abroad.

During the fourth quarter of 2019, we elected to utilize other market mechanisms to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms settled at rates that were approximately 25% less favorable than the rates at which we remeasured the financial statements of Brink's Argentina. In 2019, we recognized $4.7 million of such conversion losses. These conversion losses are classified in the consolidated statements of operations as other operating income (expense).

Although the Argentine government has implemented currency controls, Brink’s management continues to provide guidance and strategic oversight, including budgeting and forecasting for Brink’s Argentina. We continue to control our Argentina business for purposes of consolidation of our financial statements and continue to monitor the situation in Argentina.

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

The sensitivity analyses discussed below for the market risk exposures were based on the facts and circumstances in effect at December 31, 2019.  Actual results will be determined by a number of factors that are not under management’s control and could vary materially from those disclosed.

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

Our floating rate debt typically is based on an underlying floating rate component as well as a fixed rate margin component. Based on the contractual interest rates on our floating rate debt at December 31, 2019, a hypothetical 10% increase in rates would increase cash outflows by approximately $1.1 million over a twelve-month period.  In other words, the weighted-average interest rate on our floating rate instruments (including any fixed rate margin component) was 3.8% per annum at December 31, 2019.  If the underlying floating rate component were to increase by 10%, our average rate on this debt would increase by 0.2 percentage points to 4.0%.  The effect on the fair values of our unsecured senior notes of a hypothetical 10% decrease in the yield curve from year-end 2019 levels would result in a $17.0 million increase in the fair value of our unsecured senior notes.

Foreign Currency Risk

We have exposure to the effects of foreign currency exchange rate fluctuations on the results of all of our foreign operations.  Our foreign operations generally use local currencies to conduct business, but their results are reported in U.S. dollars.

We are also exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of our domestic and foreign operations.  To mitigate these exposures, we enter into foreign currency forward and swap contracts from time to time.  At December 31, 2019, the notional value of our outstanding foreign currency forward and swap contracts was $155.0 million with average contract maturities of approximately one month.  These contracts primarily offset exposures in the euro and the Brazilian real.  Additionally, these contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings. We do not use derivative financial instruments to hedge investments in foreign subsidiaries since such investments are long-term in nature.

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from the 2019 levels against all other currencies of countries in which we have continuing operations are as follows:

(In millions)	Hypothetical Effects Increase/ (decrease)

Effect on Earnings:
Translation of 2019 earnings into U.S. dollars (a)	$(24.7)
Transaction gains (losses)(b)	3.4
Effect on Other Comprehensive Income (Loss):
Translation of net assets of foreign subsidiaries	(95.2)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
THE BRINK’S COMPANY
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2019 AND 2018
AND FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2019

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013).”

Based on this assessment, our management believes that, as of December 31, 2019, our internal control over financial reporting is effective based on the COSO criteria.

Deloitte & Touche LLP, the independent registered public accounting firm which audits our consolidated financial statements, has issued an attestation report on our internal control over financial reporting.  Deloitte’s attestation report appears on page 60.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Brink's Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Brink's Company and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 28, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the adoption of FASB Accounting Standards Update 2016-02, Leases.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia
February 28, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of The Brink’s Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Brink's Company and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, effective January 1, 2019, adopted FASB Accounting Standards Update 2016-02, Leases, using the modified retrospective approach.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Goodwill - France Reporting Unit - Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company performed an interim goodwill impairment test on the France reporting unit as of July 1, 2019 as a result of operating profit falling short of budget through the first six months of the year and since the excess of the fair value of the France reporting unit exceeded its carrying value by 9% as of its annual impairment test performed as of October 1, 2018. The Company performed a quantitative analysis to determine whether the reporting unit fair value exceeded its carrying amount. The Company concluded that the fair value of the France reporting unit exceeded its carrying value by 20% and therefore, goodwill related to the France reporting unit of $86.7 million was not impaired.

The Company’s use of the Income Approach methodology to estimate fair value required management to make significant estimates and judgments related to discount rates and the future results of operations. Changes in these assumptions could have a significant impact on the fair value of the reporting unit and the conclusion that the associated goodwill was not impaired.

We identified our auditing of the interim goodwill impairment test for the Company as a critical audit matter because of the significant judgments made by management to estimate the fair value of the France reporting unit. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rates and the future results of operations.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the future results of operations and the selected discount rates used in the valuation of the France reporting unit included the following, among others:

•
We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the France Reporting Unit, such as controls related to management’s selection of the discount rates and forecasts of future results of operations.

•	We evaluated management’s ability to accurately forecast future results of operations by comparing actual results to management’s historical forecasts.

•	We evaluated the reasonableness of management’s forecasts of future results of operations by considering:

◦	Historical results of operations.

◦	Internal communications to management and the Board of Directors.

◦	Forecasted information included in Company press releases as well as in analyst and industry reports for the Company.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rates by:

◦	Testing the source information underlying the determination of the discount rates and the mathematical accuracy of the calculation.

◦	Developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia
February 28, 2020

We have served as the Company’s auditor since 2017.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets

	December 31,
(In millions, except for per share amounts)	2019	2018

ASSETS

Current assets:
Cash and cash equivalents	$311.0	343.4
Restricted cash	158.0	136.1
Accounts receivable (net of allowance: 2019 - $30.2; 2018 - $10.1)	635.6	599.5
Prepaid expenses and other	128.0	127.5
Total current assets	1,232.6	1,206.5

Right-of-use assets, net	270.3	—
Property and equipment, net	763.3	699.4
Goodwill	784.6	678.6
Other intangibles	272.5	228.9
Deferred income taxes	273.5	236.5
Other	167.0	186.1

Total assets	$3,763.8	3,236.0

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$14.3	28.9
Current maturities of long-term debt	74.5	53.5
Accounts payable	184.5	174.6
Accrued liabilities	628.4	502.1
Restricted cash held for customers	100.3	90.3
Total current liabilities	1,002.0	849.4

Long-term debt	1,554.8	1,471.6
Accrued pension costs	228.9	196.9
Retirement benefits other than pensions	347.8	366.1
Lease liabilities	218.4	—
Deferred income taxes	21.2	16.7
Other	183.1	168.7
Total liabilities	3,556.2	3,069.4

Commitments and contingent liabilities (notes 4, 5, 15, 17, 23 and 24)

Equity:
The Brink’s Company (“Brink’s”) shareholders:
Common stock, par value $1 per share:
Shares authorized: 100.0
Shares issued and outstanding: 2019 - 50.1; 2018 - 49.7	50.1	49.7
Capital in excess of par value	663.3	628.2
Retained earnings	457.4	429.1
Accumulated other comprehensive income (loss):
Benefit plan adjustments	(583.0)	(572.1)
Foreign currency translation	(382.8)	(382.0)
Gains (losses) on cash flow hedges	(13.2)	0.8
Accumulated other comprehensive loss	(979.0)	(953.3)

Brink’s shareholders	191.8	153.7

Noncontrolling interests	15.8	12.9

Total equity	207.6	166.6

Total liabilities and equity	$3,763.8	3,236.0
See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
(In millions, except for per share amounts)	2019	2018	2017

Revenues	$3,683.2	3,488.9	3,347.0

Costs and expenses:
Cost of revenues	2,832.1	2,703.3	2,608.2
Selling, general and administrative expenses	604.9	509.2	468.2
Total costs and expenses	3,437.0	3,212.5	3,076.4
Other operating income (expense)	(9.4)	(1.7)	3.3

Operating profit	236.8	274.7	273.9

Interest expense	(90.6)	(66.7)	(32.2)
Loss on deconsolidation of Venezuela operations	—	(126.7)	—
Interest and other nonoperating expense	(52.7)	(38.8)	(60.2)
Income from continuing operations before tax	93.5	42.5	181.5
Provision for income taxes	61.0	70.0	157.7

Income (loss) from continuing operations	32.5	(27.5)	23.8

Income (loss) from discontinued operations, net of tax	0.7	—	(0.2)

Net income (loss)	33.2	(27.5)	23.6
Less net income attributable to noncontrolling interests	4.2	5.8	6.9

Net income (loss) attributable to Brink’s	$29.0	(33.3)	16.7

Amounts attributable to Brink’s:
Continuing operations	$28.3	(33.3)	16.9
Discontinued operations	0.7	—	(0.2)

Net income (loss) attributable to Brink’s	$29.0	(33.3)	16.7

Earnings (loss) per share attributable to Brink’s common shareholders(a):
Basic:
Continuing operations	$0.56	(0.65)	0.33
Discontinued operations	0.01	—	(0.01)
Net income (loss)	0.58	(0.65)	0.33

Diluted:
Continuing operations	$0.55	(0.65)	0.33
Discontinued operations	0.01	—	(0.01)
Net income (loss)	0.57	(0.65)	0.32

Weighted-average shares
Basic	50.2	50.9	50.7
Diluted	51.1	50.9	51.8

(a) Amounts may not add due to rounding.

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(In millions)	2019	2018	2017

Net income (loss)	$33.2	(27.5)	23.6

Benefit plan adjustments:
Benefit plan actuarial gains (losses)	27.1	35.4	(43.6)
Benefit plan prior service costs	(4.1)	(1.6)	(0.9)
Deferred profit sharing	0.4	(0.2)	—
Total benefit plan adjustments	23.4	33.6	(44.5)

Foreign currency translation adjustments	(0.1)	(45.2)	23.6
Unrealized net gains on available-for-sale securities	—	—	0.2
Gains (losses) on cash flow hedges	(19.0)	0.1	0.1
Other comprehensive income (loss) before tax	4.3	(11.5)	(20.6)
Provision (benefit) for income taxes	0.4	5.0	(1.8)

Other comprehensive income (loss)	3.9	(16.5)	(18.8)

Comprehensive income (loss)	37.1	(44.0)	4.8
Less comprehensive income attributable to noncontrolling interests	5.0	5.0	7.7

Comprehensive income (loss) attributable to Brink’s	$32.1	(49.0)	(2.9)

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Equity

Years Ended December 31, 2019, 2018 and 2017

(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCI*	Noncontrolling Interests	Total
Balance as of December 31, 2016	50.0	$50.0	618.1	576.0	(907.0)	17.7	354.8
Net income	—	—	—	16.7	—	6.9	23.6
Other comprehensive income (loss)	—	—	—	—	(19.6)	0.8	(18.8)
Dividends to:
Brink’s common shareholders ($0.55 per share)	—	—	—	(27.7)	—	—	(27.7)
Noncontrolling interests	—	—	—	—	—	(4.6)	(4.6)
Share-based compensation:
Stock options and awards:
Compensation expense	—	—	17.7	—	—	—	17.7
Consideration from exercise of stock options	0.1	0.1	2.6	—	—	—	2.7
Other share-based benefit transactions	0.4	0.4	(9.8)	(0.1)	—	—	(9.5)
Balance as of December 31, 2017	50.5	50.5	628.6	564.9	(926.6)	20.8	338.2
Cumulative effect of change in accounting principle(a)	—	—	—	3.3	(1.1)	—	2.2
Net income (loss)	—	—	—	(33.3)	—	5.8	(27.5)
Other comprehensive loss	—	—	—	—	(15.7)	(0.8)	(16.5)
Shares repurchased	(1.3)	(1.3)	(16.9)	(75.3)	—	—	(93.5)
Dividends to:
Brink’s common shareholders ($0.60 per share)	—	—	—	(30.4)	—	—	(30.4)
Noncontrolling interests	—	—	—	—	—	(5.2)	(5.2)
Share-based compensation:
Stock options and awards:
Compensation expense	—	—	28.2	—	—	—	28.2
Consideration from exercise of stock options	—	—	0.8	—	—	—	0.8
Other share-based benefit transactions	0.5	0.5	(9.8)	(0.1)	—	—	(9.4)
Dispositions of noncontrolling interests	—	—	—	—	—	(0.4)	(0.4)
Acquisitions of noncontrolling interests	—	—	(2.7)	—	(9.9)	(8.4)	(21.0)
Acquisitions with noncontrolling interests	—	—	—	—	—	1.1	1.1
Balance as of December 31, 2018	49.7	49.7	628.2	429.1	(953.3)	12.9	166.6
Cumulative effect of change in accounting principle(b)	—	—	—	28.8	(28.8)	—	—
Net income	—	—	—	29.0	—	4.2	33.2
Other comprehensive income	—	—	—	—	3.1	0.8	3.9
Shares repurchased	—	—	(0.5)	0.5	—	—	—
Dividends to:
Brink’s common shareholders ($0.60 per share)	—	—	—	(29.9)	—	—	(29.9)
Noncontrolling interests	—	—	—	—	—	(2.3)	(2.3)
Share-based compensation:
Stock options and awards:
Compensation expense	—	—	42.7	—	—	—	42.7
Other share-based benefit transactions	0.4	0.4	(7.1)	(0.1)	—	—	(6.8)
Capital contributions from noncontrolling interest	—	—	—	—	—	0.2	0.2
Balance as of December 31, 2019	50.1	$50.1	663.3	457.4	(979.0)	15.8	207.6

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

(b)
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

THE BRINK’S COMPANY
and subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(In millions)	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$33.2	(27.5)	23.6
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(0.7)	—	0.2
Depreciation and amortization	185.0	162.3	146.6
Share-based compensation expense	42.7	28.2	17.7
Deferred income taxes	(33.3)	(20.5)	94.2
Prepayment penalties	—	—	8.3
(Gains) losses on sale of property, equipment and marketable securities	(2.9)	(7.2)	(10.7)
Gain on business dispositions	—	(11.2)	(0.6)
Loss on deconsolidation of Venezuela operations	—	126.7	—
Impairment losses	7.7	6.5	3.4
Retirement benefit funding (more) less than expense:
Pension	24.1	6.6	15.9
Other than pension	16.0	19.5	17.9
Remeasurement losses due to Argentina and Venezuela currency devaluations	11.3	4.0	9.1
Other operating	18.1	8.2	5.3
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and income taxes receivable	15.8	(49.7)	(164.9)
Accounts payable, income taxes payable and accrued liabilities	35.0	69.0	100.9
Restricted cash held for customers	23.7	44.4	44.3
Customer obligations	11.4	(1.7)	6.1
Prepaid and other current assets	(11.3)	0.3	(11.4)
Other	(7.2)	6.2	(9.5)
Net cash provided by operating activities	368.6	364.1	296.4

Cash flows from investing activities:
Capital expenditures	(164.8)	(155.1)	(174.5)
Acquisitions, net of cash acquired	(183.9)	(520.9)	(225.1)
Dispositions, net of cash disposed	11.2	8.4	1.4
Marketable securities:
Purchases	(11.8)	(62.4)	(38.0)
Sales	1.3	54.2	38.3
Cash proceeds from sale of property, equipment and investments	10.3	4.0	1.9
Redemption of cash-surrender value of life insurance policies	7.8	—	—
Other	(3.1)	(0.9)	1.1
Net cash used by investing activities	(333.0)	(672.7)	(394.9)

Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term borrowings	(14.8)	1.3	(125.2)
Cash supply chain customer debt	—	(15.6)	1.5
Long-term revolving credit facilities:
Borrowings	892.7	982.8	941.8
Repayments	(1,117.8)	(642.8)	(999.9)
Other long-term debt:
Borrowings	335.0	2.2	1,109.9
Repayments	(63.8)	(56.7)	(187.4)
Debt financing costs	(4.0)	—	(16.3)
Acquisitions of noncontrolling interests	—	(21.0)	—
Payment of acquisition-related obligation	(20.3)	(17.6)	(90.9)
Prepayment penalties	—	—	(8.3)
Repurchase shares of Brink's common stock	—	(93.5)	—
Dividends to:
Shareholders of Brink’s	(29.9)	(30.4)	(27.7)
Noncontrolling interests in subsidiaries	(2.3)	(5.2)	(4.6)
Proceeds from exercise of stock options	—	0.8	2.7
Tax withholdings associated with share-based compensation	(8.9)	(11.5)	(10.2)
Cross currency swap contract	(3.9)	0.6	1.9
Net cash provided (used) by financing activities	(38.0)	93.4	587.3
Effect of exchange rate changes on cash and cash equivalents	(8.1)	(32.2)	(0.9)
Cash, cash equivalents and restricted cash:
Increase (decrease)	(10.5)	(247.4)	487.9
Balance at beginning of period	479.5	726.9	239.0
Balance at end of period	$469.0	479.5	726.9
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

Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is our best estimate of the amount of probable credit losses on our existing accounts receivable.  We determine the allowance based on historical write-off experience.  We review our allowance for doubtful accounts quarterly.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. See "Internal Loss" section below for further information.

Property and Equipment
Property and equipment are recorded at cost.  Depreciation is calculated principally on the straight-line method based on the estimated useful lives of individual assets or classes of assets.

Leased property and equipment meeting financing lease criteria are capitalized at the lower of the present value of the related lease payments or the fair value of the leased asset at the inception of the lease.  Amortization is calculated on the straight-line method based on the lease term. See "New Accounting Standards" section below for further information.

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

Goodwill and Other Intangible Assets
Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired.  Intangible assets arising from business acquisitions include customer lists, customer relationships, covenants not to compete, trademarks and other identifiable intangibles.  At December 31, 2019, finite-lived intangible assets have remaining useful lives ranging from 1 to 14 years and are amortized based on the pattern in which the economic benefits are used or on a straight-line basis.

Impairment of Goodwill and Long-Lived Assets
Goodwill is not amortized but is tested for impairment at least annually and whenever events or circumstances in interim periods indicated that it is more likely than not that an impairment may have occurred. We perform these test of goodwill impairment at the reporting unit level, which is one level below an operating segment. Goodwill is assigned to one or more reporting units at the date of acquisition. We have eight reporting units:

•	U.S.

•	Mexico

•	Canada

•	France

•	Brazil

•	Global Markets - South America

•	Global Markets - EMEA

•	Global Markets - Asia

We performed an interim goodwill impairment test of our France reporting unit as of July 1, 2019 because France operating profit was lower than budget through the first six months of the year and the October 1, 2018 annual impairment test resulted in France reporting unit fair value exceeding carrying value by only 9%. As a result of the July 1, 2019 interim impairment test, we concluded that the fair value of the France reporting unit exceeded its carrying value by 20%. Therefore, goodwill related to the France reporting unit ($90.4 million at July 1, 2019) was not impaired. We used a qualitative approach to roll forward the interim test to the annual testing date of October 1, 2019 and determined there was no impairment at that date. The France reporting unit had $89.2 million of goodwill at December 31, 2019.

We performed our annual goodwill impairment tests as of October 1, 2019 for all the remaining reporting units. For the interim impairment test and the annual tests in 2019, we elected to forego the optional qualitative assessment and performed a quantitative goodwill impairment test instead. We estimated the fair value of each reporting unit using a weighting of three valuation methodologies: the Income Approach, the Public Company Market Multiple Method, and the Similar Transactions Method. The resulting reporting unit fair values were compared to each reporting unit's carrying value. For the other seven reporting units, we concluded that the fair value of each reporting unit substantially exceeded its carrying value by a range of 36% to 234% as of October 1, 2019. The Canada reporting unit had the lowest percentage excess of fair value over carrying value of 36%. The Canada reporting unit had $3.4 million of goodwill at December 31, 2019.

We completed these goodwill impairment tests, as well as the tests in the previous two years, with no impairment charges required.

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

Argentina
We operate in Argentina through wholly owned subsidiaries and a smaller controlled subsidiary (together "Brink's Argentina"). Revenues from Brink's Argentina represented approximately 6% of our consolidated revenues for the year ended December 31, 2019 and 7% of our consolidated revenues for the years ended December 31, 2018 and 2017, respectively.

The operating environment in Argentina continues to present business challenges, including ongoing devaluation of the Argentine peso and significant inflation. For the year ended December 31, 2017. the Argentine peso declined by approximately 15% (from 15.9 to 18.6 pesos to the U.S. dollar). For the year ended December 31, 2018, the Argentine peso declined by approximately 50% (from 18.6 to 37.6 pesos to the U.S. dollar). For the year ended December 31, 2019, the Argentine peso declined approximately 37% (from 37.6 to 59.9 pesos to the U.S. dollar).

Beginning July 1, 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, we consolidated Brink's Argentina using our accounting policy for subsidiaries operating in highly inflationary economies beginning with the third quarter of 2018. Argentine peso-denominated monetary assets and liabilities are now remeasured at each balance sheet date using the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In the second half of 2018, we recognized a $6.2 million pretax remeasurement loss. In 2019, we recognized a $11.3 million pretax remeasurement loss.

At December 31, 2019, Argentina's economy remains highly inflationary for accounting purposes. At December 31, 2019, we had net monetary assets denominated in Argentine pesos of $16.3 million (including cash of $16.2 million) and net nonmonetary assets of $150.5 million (including $99.8 million of goodwill). At December 31, 2019, we had minimal equity securities denominated in Argentine pesos.

During September 2019, the Argentine government announced currency controls on both companies and individuals. The Argentine central bank issued details as to how the exchange control procedures would operate in practice. Under these procedures, central bank approval is required for many transactions, including dividend repatriation abroad.

During the fourth quarter of 2019, we elected to utilize other market mechanisms to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms settled at rates that were approximately 25% less favorable than the rates at which we remeasured the financial statements of Brink's Argentina. In 2019, we recognized $4.7 million of such conversion losses. These conversion losses are classified in the consolidated statements of operations as other operating income (expense).

Although the Argentine government has implemented currency controls, Brink’s management continues to provide guidance and strategic oversight, including budgeting and forecasting for Brink’s Argentina. We continue to control our Argentina business for purposes of consolidation of our financial statements and continue to monitor the situation in Argentina.

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

Internal loss
A former non-management employee in our U.S. global services operations embezzled funds from Brink's in prior years. Except for a small deductible amount, the amount of the internal loss related to the embezzlement was covered by our insurance. In an effort to cover up the embezzlement, the former employee intentionally misstated the underlying accounts receivable subledger data. In 2019, we incurred $4.5 million in costs (primarily third party expenses) to reconstruct the accounts receivables subledger.

In the third quarter of 2019, we were able to identify $4.0 million of revenues billed and collected in prior periods which had never been recorded in the general ledger.  We also identified and recorded $0.3 million in bank fees, which had been incurred in prior periods. The rebuild of the subledger was completed during the third quarter of 2019. Based on the reconstructed subledger, we were able to analyze and quantify the uncollected receivables from prior periods. Although we plan to attempt to collect these receivables, we estimated an increase to bad debt expense of $13.7 million in the third quarter of 2019. The impact of the bad debt expense ($13.7 million) and bank fees ($0.3 million), partially offset by the revenue adjustment ($4.0 million), net to a $10.0 million cumulative accounting error which was corrected in the third quarter of 2019. We have concluded that the impact of this accounting error was not material to the current or any prior period financial statements.

The estimate of the allowance for doubtful accounts was adjusted in the fourth quarter of 2019 for an additional $6.4 million and will be adjusted in future periods, if needed, as assumptions related to the collectability of these accounts receivable change.  Out of the total $20.1 million in bad debt expense recorded in the second half of 2019, $19.2 million represented an allowance on $34.0 million of accounts receivable or 56%. Due to the unusual nature of this internal loss and the related errors in the subledger data, along with the fact that management has excluded these amounts when evaluating internal performance, we have excluded these net charges from segment results.

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

Use of Estimates
In accordance with U.S. generally accepted accounting principles (“GAAP”), we have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements.  Actual results could differ materially from those estimates.  The most significant estimates are related to goodwill, intangibles and other long-lived assets, pension and other retirement benefit assets and obligations, legal contingencies, allowance for doubtful accounts, deferred tax assets, purchase price allocations and foreign currency translation.

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

We have elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical lease classification. We also made an accounting policy election to exclude leases with an initial term of 12 months or less from the consolidated balance sheet. We will recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. As part of this adoption, we have implemented internal controls and key system functionality to enable the preparation of financial information.

The adoption of the standard resulted in recording right-of-use assets of $310.1 million and lease liabilities of $320.3 million as of January 1, 2019. The right-of-use assets are lower than the lease liabilities as existing deferred rent and lease incentive liabilities were recorded as a reduction of the right-of-use assets at adoption in accordance with the standard. The standard did not affect our consolidated statements of operations or our consolidated statements of cash flows and did not result in a cumulative-effect adjustment to the opening balance of retained earnings. The standard had no impact on our debt-covenant compliance under our current agreements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which changes the way entities recognize impairment of many financial assets. This new guidance requires immediate recognition of estimated credit losses expected to occur over the life of the asset and incorporates estimated, forward-looking data when measuring lifetime Estimated Credit Losses (ECL). The standard was designed to provide greater transparency and understanding of credit risk by requiring enhanced financial statement disclosures which fall into three general categories: ECL estimate methodology and assumptions, quantitative information and metrics, and policy and process explanations. This standard will be adopted using the modified retrospective method through a cumulative-effect adjustment to the opening balance of retained earnings as of January 1, 2020. While we are still finalizing our analysis, we do not believe there will be a material impact on our consolidated financial statements as a result of the adoption.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment, which eliminates the requirement that an entity perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. We early adopted this ASU effective January 1, 2019. The early adoption did not have any impact on our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies the application of hedge accounting guidance to better portray the economic results of risk management activities in the financial statements. The guidance expands the ability to hedge nonfinancial and financial risk components, reduces complexity in fair value hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, and eases certain hedge effectiveness assessment requirements. We adopted the standard effective January 1, 2019 with no significant impact on our consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value measurement disclosure requirements. The amendments in this ASU eliminate some disclosures that are no longer considered cost beneficial, modify/clarify the specific requirements of certain disclosures and add disclosure requirements for Level 3 fair value measurements. ASU 2018-13, effective for us on January 1, 2020, is not expected to have a significant impact on our financial statements.

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

High-Value Services
Our high-value services leverage our brand, global infrastructure and core services and include cash management services, global services and payment services. We offer a variety of cash management services such as currency and coin counting and sorting, deposit preparation and reconciliation, and safe device installation and servicing (including our CompuSafe® service). Our global services business provides secure ground, sea and air transportation and storage of highly-valued commodities including diamonds, jewelry, precious metals and other valuables. We also provide payment services which include bill payment and collection services on behalf of utility companies and other billers plus general purpose reloadable prepaid cards and corporate debit cards.

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

Taxes collected from customers and remitted to governmental authorities are not included in revenues in the consolidated statements of operations.

Revenue Disaggregated by Reportable Segment and Type of Service

(In millions)	Core Services	High-Value Services	Other Security Services	Total
Twelve months ended December 31, 2019

Reportable Segments:
North America	$1,115.1	667.7	—	1,782.8
South America	486.4	418.8	11.3	916.5
Rest of World	351.8	494.4	134.2	980.4
Total reportable segments	1,953.3	1,580.9	145.5	3,679.7

Not Allocated to Segments:
Acquisitions and dispositions	—	(0.5)	—	(0.5)
Internal loss(a)	—	4.0	—	4.0
Total	$1,953.3	1,584.4	145.5	3,683.2

Twelve months ended December 31, 2018

Reportable Segments:
North America	$895.1	571.2	—	1,466.3
South America	449.8	465.1	12.0	926.9
Rest of World	357.3	512.0	175.0	1,044.3
Total reportable segments	1,702.2	1,548.3	187.0	3,437.5

Not Allocated to Segments:
Venezuela(b)	18.4	33.0	—	51.4
Total	$1,720.6	1,581.3	187.0	3,488.9

(a)	See details regarding the Internal loss and the impact on revenues in Note 1.

(b)	Represents revenues from our Venezuela operations prior to June 30, 2018 deconsolidation. See Note 1 for details.

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

The opening and closing balances of receivables, contract assets and contract liabilities related to contracts with customers are as follows:

(In millions)	Receivables	Contract Asset	Contract Liability

Opening (January 1, 2019)	$599.5	1.8	2.5
Closing (December 31, 2019)	635.6	1.9	12.8
Increase	$36.1	0.1	10.3

The amount of revenue recognized in 2019 that was included in the January 1, 2019 contract liability balance was $2.5 million. This revenue consists of services provided to customers who had prepaid for those services prior to the current year. The increase in the contract liability balance resulted primarily from the acquisition of Balance Innovations, LLC in the second quarter of 2019 (see Note 7).

The amount of revenue recognized in 2019 from performance obligations satisfied in the prior year as a result of changes in the transaction price of our customer contracts was not significant.

Contract Costs
Sales commissions directly related to obtaining new contracts with customers qualify for capitalization. These capitalized costs are amortized to expense ratably over the term of the contracts. At December 31, 2019, the net capitalized costs to obtain contracts was $1.9 million, which is included in other assets on the consolidated balance sheet. Amortization expense in 2019 was not significant and there were no impairment losses recognized related to these contract costs in 2019.

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

Note 3 - Segment Information

We identify our operating segments based on how our chief operating decision maker (“CODM”) allocates resources, assesses performance and makes decisions.  Our CODM is our President and Chief Executive Officer.  Our CODM evaluates performance and allocates resources to each operating segment based on a profit or loss measure which, at the reportable segment level, excludes the following:

•
Corporate expenses -  former non-segment and regional management costs, currency transaction gains and losses, adjustments to reconcile segment accounting policies to U.S. GAAP, and costs related to global initiatives

•
Other items not allocated to segments - certain significant items such as reorganization and restructuring actions that are evaluated on an individual basis by management and are not considered part of the ongoing activities of the business are excluded from segment results. Prior to deconsolidation (see Note 1), results from Venezuela operations were also excluded from our segment results due to the Venezuelan government's restrictions that have prevented us from repatriating funds. We also exclude certain costs, gains and losses related to acquisitions and dispositions of assets and of businesses. Beginning in the third quarter of 2018, we began to consolidate Brink's Argentina using our accounting policy for subsidiaries operating in highly inflationary economies. We have excluded from our segment results the impact of highly inflationary accounting in Argentina, including currency remeasurement losses. Incremental costs (primarily third party expenses) incurred related to the mitigation of material weaknesses and the implementation and adoption of ASU 2016-02, the new lease accounting standard effective for us as of January 1, 2019, are excluded from segment results. We have also excluded from our segment results net charges related to an internal loss in our U.S. global services operations. The net impact includes costs incurred to reconstruct an accounts receivable subledger as well as estimated bad debt expense for uncollectible receivables, partially offset by revenue billed and collected, but not previously recorded as a result of the former non-management employee's embezzlement activities.

We currently serve customers in more than 100 countries, including 41 countries where we operate subsidiaries.

We have the following three reportable segments:

•	North America

•	South America

•	Rest of World.

	Revenues			Operating Profit
	Years Ended December 31,			Years Ended December 31,
(In millions)	2019	2018	2017	2019	2018	2017
Reportable Segments:
North America	$1,782.8	1,466.3	1,254.2	$186.4	129.8	74.0
South America	916.5	926.9	924.6	217.1	198.7	182.8
Rest of World	980.4	1,044.3	1,014.1	115.8	114.4	115.2
Total reportable segments	3,679.7	3,437.5	3,192.9	519.3	442.9	372.0
Reconciling Items:
Corporate items:
General, administrative and other expenses	—	—	—	(123.2)	(99.4)	(84.3)
Foreign currency transaction losses	—	—	—	(4.8)	(2.2)	(1.1)
Reconciliation of segment policies to GAAP	—	—	—	0.3	5.6	(5.2)
Other items not allocated to segments:
Venezuela operations(a)	—	51.4	154.1	—	2.3	20.4
Reorganization and Restructuring	—	—	—	(28.8)	(20.6)	(22.6)
Acquisitions and dispositions	(0.5)	—	—	(88.5)	(41.4)	(5.3)
Argentina highly inflationary impact	—	—	—	(14.5)	(8.0)	—
Internal loss(b)	4.0	—	—	(20.9)	—	—
Reporting compliance(c)	—	—	—	(2.1)	(4.5)	—
Total	$3,683.2	3,488.9	3,347.0	$236.8	274.7	273.9

(a)	Amounts in 2018 represent revenues and operating profit from our Venezuela operations prior to the June 30, 2018 deconsolidation. See Note 1 for details.

(b)	See details regarding the impact of the Internal loss at Note 1.

(c)	Accounting standard implementation and material weakness remediation. Additional information provided at page 28.

	Years Ended December 31,
(In millions)	2019	2018	2017

Capital Expenditures by Reportable Segment
North America	$76.6	59.1	86.3
South America	44.4	43.3	39.2
Rest of World	33.5	37.9	35.9
Total reportable segments	154.5	140.3	161.4
Corporate items	10.3	14.8	8.9
Venezuela	—	—	4.2
Total	$164.8	155.1	174.5

Depreciation and Amortization by Reportable Segment
Depreciation and amortization of property and equipment:
North America	$81.1	72.1	68.4
South America	27.9	26.3	23.5
Rest of World	32.3	31.3	30.4
Total reportable segments	141.3	129.7	122.3
Corporate items	10.8	11.9	12.0
Venezuela	—	1.1	1.7
Argentina highly inflationary impact	1.8	—	—
Acquisitions and dispositions	3.1	—	—
Reorganization and Restructuring	0.2	1.9	2.2
Depreciation and amortization of property and equipment	157.2	144.6	138.2

Amortization of intangible assets(a)	27.8	17.7	8.4
Total	$185.0	162.3	146.6

(a)	Amortization of acquisition-related intangible assets has been excluded from reportable segment amounts.

	December 31,
(In millions)	2019	2018	2017

Assets held by Reportable Segment
North America	$1,683.0	1,404.5	733.5
South America	806.1	602.5	740.5
Rest of World	1,006.8	940.7	883.3
Total reportable segments	3,495.9	2,947.7	2,357.3
Corporate items	267.9	288.3	643.6
Venezuela	—	—	58.7
Total	$3,763.8	3,236.0	3,059.6

	December 31,
(In millions)	2019	2018	2017

Long-Lived Assets by Geographic Area(a)
Non-U.S.:
Mexico	$129.4	107.0	99.6
France	74.1	79.0	84.1
Brazil	72.2	62.5	57.2
Canada	54.1	47.6	46.7
Other	150.0	135.4	146.5
Subtotal	479.8	431.5	434.1
U.S.	283.5	267.9	206.8
Total	$763.3	699.4	640.9

(a)	Long-lived assets include only property and equipment.

	Years Ended December 31,
(In millions)	2019	2018	2017

Revenues by Geographic Area(a)
Outside the U.S.:
Brazil	$440.4	405.4	434.6
France	373.2	428.5	429.4
Mexico	412.4	365.3	327.2
Argentina	214.4	247.2	250.3
Venezuela	—	51.4	154.1
Canada	149.8	151.7	151.2
Other	868.4	890.1	824.4
Subtotal	2,458.6	2,539.6	2,571.2
U.S.	1,224.6	949.3	775.8
Total	$3,683.2	3,488.9	3,347.0

(a)	Revenues are recorded in the country where service is initiated or performed. No single customer represents more than 10% of total revenue.

	December 31,
(In millions)	2019	2018	2017

Net assets outside the U.S.
France	$155.4	213.4	219.4
Other Rest of World countries	313.6	309.2	273.1
Mexico	181.3	154.8	133.7
Argentina	166.1	154.6	234.0
Brazil	274.1	147.9	151.3
Other South American countries	123.7	109.6	116.2
Canada	45.9	52.0	63.3
Total	$1,260.1	1,141.5	1,191.0

(In millions)	2019	2018	2017

Information about Unconsolidated Equity Affiliates:
Carrying value of investments and advances at December 31	$5.0	4.9	4.0
Undistributed earnings at December 31	3.2	3.5	2.6
Share of equity earnings (loss)	0.9	1.9	0.4

In 2019, the Rest of World segment reported equity earnings of $0.6 million related to an equity investment with a carrying value of $4.4 million as of December 31, 2019 and undistributed earnings of $2.6 million as of December 31, 2019. In 2019, the South America segment reported equity earnings of $0.3 million related to an equity investment with a carrying value of $0.6 million as of December 31, 2019 and undistributed earnings of $0.6 million as of December 31, 2019.

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

Components of Net Periodic Pension Cost

(In millions)	U.S. Plans			Non-U.S. Plans			Total
Years Ended December 31,	2019	2018	2017	2019	2018	2017	2019	2018	2017

Service cost	$—	—	—	$9.9	10.5	11.3	$9.9	10.5	11.3
Interest cost on projected benefit obligation	34.1	31.9	35.1	10.4	11.8	15.2	44.5	43.7	50.3
Return on assets – expected	(50.7)	(53.6)	(53.3)	(10.3)	(11.1)	(9.9)	(61.0)	(64.7)	(63.2)
Amortization of losses	19.6	27.7	26.6	4.2	4.6	5.3	23.8	32.3	31.9
Amortization of prior service cost	—	—	—	0.1	0.5	1.1	0.1	0.5	1.1
Settlement loss(a)	19.3	—	—	2.1	1.7	2.0	21.4	1.7	2.0
Net periodic pension cost	$22.3	6.0	8.4	$16.4	18.0	25.0	$38.7	24.0	33.4

(a)
Settlement losses recognized in the U.S. in 2019 are related to an annuity contract buy-out of approximately 2,600 participants. See "2019 Annuity Contract Buy-out" below. Settlement losses outside the U.S. relate primarily to terminated employees that participate in a Mexican severance indemnity program that is accounted for as a defined benefit plan.

The components of net periodic pension cost other than the service cost component are included in interest and other nonoperating income (expense) in the consolidated statements of operations.

Obligations and Funded Status
Changes in the projected benefit obligation (“PBO”) and plan assets for our pension plans are as follows:

(In millions)	U.S. Plans		Non-U.S. Plans		Total
Years Ended December 31,	2019	2018	2019	2018	2019	2018

Benefit obligation at beginning of year	$801.9	890.3	264.2	301.5	1,066.1	1,191.8
Service cost	—	—	9.9	10.5	9.9	10.5
Interest cost	34.1	31.9	10.4	11.8	44.5	43.7
Participant contributions	—	—	0.1	0.3	0.1	0.3
Plan amendments	—	—	(0.6)	—	(0.6)	—
Plan combinations	—	—	1.4	0.7	1.4	0.7
Curtailments	—	—	(0.8)	—	(0.8)	—
Settlements	(53.6)	—	(0.9)	—	(54.5)	—
Benefits paid	(49.1)	(49.3)	(18.2)	(16.8)	(67.3)	(66.1)
Divestitures(a)	—	—	—	(3.9)	—	(3.9)
Actuarial (gains) losses	93.5	(71.0)	43.2	(17.7)	136.7	(88.7)
Foreign currency exchange effects	—	—	9.7	(22.2)	9.7	(22.2)
Benefit obligation at end of year	$826.8	801.9	318.4	264.2	1,145.2	1,066.1

Fair value of plan assets at beginning of year	$686.6	777.2	180.6	202.9	867.2	980.1
Return on assets – actual	114.1	(42.2)	29.2	(9.0)	143.3	(51.2)
Participant contributions	—	—	0.1	0.3	0.1	0.3
Plan combinations	—	—	1.4	0.7	1.4	0.7
Employer contributions	0.7	0.9	13.9	16.5	14.6	17.4
Settlements	(53.0)	—	(0.9)	—	(53.9)	—
Benefits paid	(49.1)	(49.3)	(18.2)	(16.8)	(67.3)	(66.1)
Foreign currency exchange effects	—	—	9.0	(14.0)	9.0	(14.0)
Fair value of plan assets at end of year	$699.3	686.6	215.1	180.6	914.4	867.2

Funded status	$(127.5)	(115.3)	(103.3)	(83.6)	(230.8)	(198.9)

Included in:
Current liability, included in accrued liabilities	$0.6	1.2	1.3	0.8	1.9	2.0
Noncurrent liability	126.9	114.1	102.0	82.8	228.9	196.9
Net pension liability	$127.5	115.3	103.3	83.6	230.8	198.9

(a)	Includes amounts related to the sale of our French airport security services company and the deconsolidation of Venezuelan operations.

Other Changes in Plan Assets and Benefit Recognized in Other Comprehensive Income (Loss)

(In millions)	U.S. Plans		Non-U.S. Plans		Total
Years Ended December 31,	2019	2018	2019	2018	2019	2018

Benefit plan net actuarial losses recognized in accumulated other comprehensive income (loss):
Beginning of year	$(306.0)	(308.9)	(62.0)	(82.9)	(368.0)	(391.8)
Net actuarial gains (losses) arising during the year	(29.5)	(24.8)	(23.5)	(2.4)	(53.0)	(27.2)
Reclassification adjustment for amortization of prior actuarial losses included in net income (loss)	38.9	27.7	6.3	18.7	45.2	46.4
Foreign currency exchange effects	—	—	(2.3)	4.6	(2.3)	4.6
End of year	$(296.6)	(306.0)	(81.5)	(62.0)	(378.1)	(368.0)

Benefit plan prior service cost recognized in accumulated other comprehensive income (loss):
Beginning of year	$—	—	(1.2)	(8.3)	(1.2)	(8.3)
Prior service credit (cost) from plan amendments during the year	—	—	0.6	—	0.6	—
Reclassification adjustment for amortization of prior service cost included in net income (loss)	—	—	0.1	7.1	0.1	7.1
Foreign currency exchange effects	—	—	—	—	—	—
End of year	$—	—	(0.5)	(1.2)	(0.5)	(1.2)

U.S. Plans
The net actuarial losses of $29.5 million in 2019 and $24.8 million in 2018 were mainly driven by changes in the primary U.S. pension plan. The 2019 primary U.S. pension plan's net actuarial losses arose from a lower discount rate at the end of the year ($96 million), largely offset by higher actual return on assets than expected ($63 million) and the impact from updating the mortality projection table ($5 million). The 2018 primary U.S. pension plan's net actuarial losses arose from lower actual return on assets than expected ($96 million), largely offset by higher discount rate at the end of the year ($65 million) and the impact from updating the mortality projection table ($4 million).

Non-U.S. Plans
The net actuarial losses of $23.5 million in 2019 were primarily due to lower discount rates at the end of the year ($37 million), partially offset by actual return on assets being higher than expected ($19 million). The net actuarial losses of $2.4 million in 2018 were primarily due to actual return on assets being lower than expected, partially offset by higher discount rates at the end of the year.

Information Comparing Plan Assets to Plan Obligations
Information comparing plan assets to plan obligations as of December 31, 2019 and 2018 are aggregated below.  The accumulated benefit obligation (“ABO”) differs from the PBO in that the ABO is based on the benefit earned through the date noted.  The PBO includes assumptions about future compensation levels for plans that have not been frozen.  The total ABO for our U.S. pension plans was $826.8 million in 2019 and $801.9 million in 2018.  The total ABO for our Non-U.S. pension plans was $280.9 million in 2019 and $233.9 million in 2018.

(In millions)	U.S. Plans		Non-U.S. Plans		Total
December 31,	2019	2018	2019	2018	2019	2018

Information for pension plans with an ABO in excess of plan assets:
Fair value of plan assets	$699.3	686.6	50.8	44.9	750.1	731.5
Accumulated benefit obligation	826.8	801.9	124.2	104.6	951.0	906.5
Projected benefit obligation	826.8	801.9	142.1	119.7	968.9	921.6

2019 Annuity Contract Buy-out
On October 8, 2019, we purchased a single premium group annuity contract from an insurance company to provide for the payment of pension benefits to approximately 2,600 primary U.S. pension plan participants. We purchased the contract with $53 million of plan assets. The insurance company took over the payments of these benefits starting January 1, 2020. This transaction settled $54 million of our primary U.S. pension plan obligation. As a result, we recognized a settlement charge of $19.3 million in the fourth quarter of 2019.

Assumptions
The weighted-average assumptions used to determine the net pension cost and benefit obligations for our pension plans were as follows:

	U.S. Plans			Non-U.S. Plans
	2019	2018	2017	2019	2018	2017

Discount rate:
Pension cost	4.4%	3.7%	4.3%	4.0%	3.5%	3.7%
Benefit obligation at year end	3.3%	4.4%	3.7%	3.2%	4.0%	3.5%

Expected return on assets – pension cost	7.00%	7.25%	7.25%	5.64%	5.62%	5.50%

Average rate of increase in salaries(a):
Pension cost	N/A	N/A	N/A	2.6%	2.6%	2.7%
Benefit obligation at year end	N/A	N/A	N/A	2.6%	2.6%	2.6%

(a)	Salary scale assumptions are determined through historical experience and vary by age and industry. The U.S. plan benefits are frozen and will not increase due to future salary increases.

Mortality Tables for our U.S. Retirement Benefits
We use the Society of Actuaries base mortality tables for private sector plans, Pri-2012, and the Mercer modified MP-2019 projection scale, with a Blue Collar adjustment factor for the majority of our U.S. retirement plans and a White Collar adjustment factor for our nonqualified U.S. pension plan.

Estimated Future Cash Flows
Estimated Future Contributions from the Company into Plan Assets
Our policy is to fund at least the minimum actuarially determined amounts required by applicable regulations.  We do not expect to make contributions to our primary U.S. pension plan in 2020.  We expect to contribute $10.2 million to our non-U.S. pension plans and $0.6 million to our nonqualified U.S. pension plan in 2020.

Estimated Future Benefit Payments from Plan Assets to Beneficiaries
Projected benefit payments of the plans in the next 10 years using assumptions in effect at December 31, 2019, are as follows:

(In millions)	U.S. Plans	Non-U.S. Plans	Total

2020	$47.6	12.1	59.7
2021	47.6	12.3	59.9
2022	47.6	12.7	60.3
2023	47.7	13.7	61.4
2024	47.5	14.9	62.4
2025 through 2029	235.5	94.0	329.5

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

Components of Net Periodic Postretirement Cost
The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

(In millions)	UMWA Plans			Black Lung and Other Plans			Total
Years Ended December 31,	2019	2018	2017	2019	2018	2017	2019	2018	2017

Service cost	$—	—	—	$0.2	0.2	0.1	$0.2	0.2	0.1
Interest cost on APBO	17.3	17.1	18.4	3.8	3.2	3.2	21.1	20.3	21.6
Return on assets – expected	(13.3)	(16.7)	(16.5)	—	—	—	(13.3)	(16.7)	(16.5)
Amortization of losses	16.6	20.3	19.5	4.6	5.8	4.1	21.2	26.1	23.6
Amortization of prior service cost (credit)	(4.7)	(4.6)	(4.6)	(0.3)	1.1	1.7	(5.0)	(3.5)	(2.9)
Curtailment (gain)	—	—	—	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Net periodic postretirement cost	$15.9	16.1	16.8	$8.2	10.3	9.0	$24.1	26.4	25.8

The components of net periodic postretirement cost other than the service cost component are included in interest and other nonoperating income (expense) in the consolidated statements of operations.

Obligations and Funded Status
Changes in the accumulated postretirement benefit obligation (“APBO’) and plan assets related to retirement healthcare benefits are as follows:

(In millions)	UMWA Plans		Black Lung and Other Plans		Total
Years Ended December 31,	2019	2018	2019	2018	2019	2018

APBO at beginning of year	$479.1	513.5	76.5	75.8	555.6	589.3
Service cost	—	—	0.2	0.2	0.2	0.2
Interest cost	17.3	17.1	3.8	3.2	21.1	20.3
Plan amendments	—	—	(0.3)	—	(0.3)	—
Acquisition	—	—	0.9	0.2	0.9	0.2
Curtailment	—	—	(0.2)	—	(0.2)	—
Benefits paid	(29.3)	(28.6)	(8.5)	(8.2)	(37.8)	(36.8)
Actuarial (gains) losses, net	(42.5)	(22.9)	39.9	6.4	(2.6)	(16.5)
Foreign currency exchange effects	—	—	(0.2)	(1.1)	(0.2)	(1.1)
APBO at end of year	$424.6	479.1	112.1	76.5	536.7	555.6

Fair value of plan assets at beginning of year	$181.7	219.2	—	—	181.7	219.2
Return on assets – actual	25.9	(7.6)	—	—	25.9	(7.6)
Employer contributions	—	—	8.5	8.2	8.5	8.2
Net transfers to (from) plan assets	(0.4)	(1.3)	—	—	(0.4)	(1.3)
Benefits paid	(29.3)	(28.6)	(8.5)	(8.2)	(37.8)	(36.8)
Fair value of plan assets at end of year	$177.9	181.7	—	—	177.9	181.7

Funded status	$(246.7)	(297.4)	(112.1)	(76.5)	(358.8)	(373.9)

Included in:
Current, included in accrued liabilities	$—	—	11.0	7.8	11.0	7.8
Noncurrent	246.7	297.4	101.1	68.7	347.8	366.1
Retirement benefits other than pension liability	$246.7	297.4	112.1	76.5	358.8	373.9

Other Changes in Plan Assets and Benefit Recognized in Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) of our retirement benefit plans other than pensions are as follows:

(In millions)	UMWA Plans		Black Lung and Other Plans		Total
Years Ended December 31,	2019	2018	2019	2018	2019	2018

Benefit plan net actuarial gain (loss) recognized in accumulated other comprehensive income (loss):
Beginning of year	$(290.9)	(309.8)	(42.9)	(43.0)	(333.8)	(352.8)
Net actuarial gains (losses) arising during the year	55.1	(1.4)	(39.9)	(6.4)	15.2	(7.8)
Reclassification adjustment for amortization of prior actuarial losses included in net income (loss)	16.6	20.3	4.6	5.8	21.2	26.1
Foreign currency exchange effects	—	—	0.1	0.7	0.1	0.7
End of year	$(219.2)	(290.9)	(78.1)	(42.9)	(297.3)	(333.8)

Benefit plan prior service (cost) credit recognized in accumulated other comprehensive income (loss):
Beginning of year	$32.7	37.3	1.5	0.7	34.2	38.0
Prior service credit from plan amendments during the year	—	—	0.3	—	0.3	—
Reclassification adjustment for amortization or curtailment of prior service cost included in net income (loss)	(4.7)	(4.6)	(0.4)	1.1	(5.1)	(3.5)
Foreign currency exchange effects	—	—	—	(0.3)	—	(0.3)
End of year	$28.0	32.7	1.4	1.5	29.4	34.2

UMWA Plans
The net actuarial gains of $55.1 million in 2019 arose primarily as a result of favorable medical claims experience ($53 million), the removal of the excise tax liability due as noted in "Excise Tax on High-Cost Health Plans" below ($29 million), the return on assets being higher than expected ($13 million), the mortality and trend tables updates ($6 million) and updates to the UMWA census data ($4 million). These were largely offset by a lower discount rate at the end of the year ($50 million). The net actuarial losses of $1.4 million in 2018 arose primarily as a result of return on assets being lower than expected ($24 million) and mortality and trend tables update ($32 million), largely offset by a higher discount rate at the end of the year ($33 million) and claims assumptions updates ($16 million).

Black Lung and Other Plans
We recognized net actuarial losses of $39.9 million in 2019. This was primarily due to assumption changes for the claims approval ratings and legal and administrative expenses ($27 million), updates to the black lung census data ($8 million) and a lower discount rate compared to the prior period ($5 million), partially offset by mortality table updates ($3 million). We recognized net actuarial losses of $6.4 million in 2018. This was primarily due to updates to the black lung census data that increased the obligation ($9 million), partially offset by a higher discount rate compared to the prior period ($4 million).

Assumptions
See Mortality Tables for our U.S. Retirement Benefits on page 84 for a description of the mortality assumptions.

The APBO for each of the plans was determined using the unit credit method and assumed rates as follows:

	2019	2018	2017

Weighted-average discount rate:
Postretirement cost:
UMWA plans	4.3%	3.6%	4.1%
Black lung	4.2%	3.5%	3.9%
Weighted-average	4.4%	3.7%	4.2%
Benefit obligation at year end:
UMWA plans	3.2%	4.3%	3.6%
Black lung	3.1%	4.2%	3.5%
Weighted-average	3.3%	4.4%	3.7%
Expected return on assets	8.00%	8.00%	8.25%

Healthcare Cost Trend Rates
For UMWA plans, the assumed healthcare cost trend rate used to compute the 2019 APBO is 6.3% for 2020, declining to 5.0% in 2027 and thereafter (in 2018: 6.5% for 2019 declining to 5.0% in 2026 and thereafter).  For the black lung obligation, the assumed healthcare cost trend rate used to compute the 2019 APBO was 5.0%.  Other plans in the U.S. provide for fixed-dollar value coverage for eligible participants and, accordingly, are not adjusted for inflation.

For the Canadian plan, the assumed healthcare cost trend rate used to compute the 2019 APBO is 6.3% for 2020, declining to 5.0% in 2027.  For the Brazilian plan, the assumed healthcare cost trend rate used to compute the 2019 APBO is 3.3%.

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

Excise Tax on High-Cost Health Plans
The Patient Protection and Affordable Care Act included a 40% excise tax on third-party benefit plan administrators for high-cost health plans (“Cadillac plans”), the effects of which were delayed to 2022 by the Tax Reform Act. As of December 31, 2018, our plan obligations include $30.5 million related to this tax.

In December 2019, the excise tax provision was repealed by the Setting Every Community Up for Retirement Enhancement Act (the "SECURE Act").  The repeal of the excise tax provision reduced our plan obligations by $29 million as of December 31, 2019.

Cash Flows
Estimated Contributions from the Company to Plan Assets
Based on the funded status and assumptions at December 31, 2019, we expect the Company to contribute $11.0 million in cash to the plans to pay 2020 beneficiary payments for black lung and other plans.  We do not expect to contribute cash to our UMWA plans in 2020 since we believe these plans have sufficient amounts held in trust to pay for beneficiary payments until 2028 based on actuarial assumptions.  Our UMWA plans are not covered by ERISA or other funding laws or regulations that require these plans to meet funding ratios.

Estimated Future Benefit Payments from Plan Assets to Beneficiaries
Projected benefit payments of the plans in the next 10 years using assumptions in effect at December 31, 2019, are as follows:

(In millions)	UMWA Plans	Black Lung and Other Plans	Total

2020	$30.2	11.0	41.2
2021	30.2	10.3	40.5
2022	29.7	9.6	39.3
2023	29.3	9.0	38.3
2024	28.7	8.3	37.0
2025 through 2029	132.2	33.4	165.6

Retirement Plan Assets
U.S. Plans

		December 31, 2019			December 31, 2018
(In millions, except for percentages)	Fair Value Level	Total Fair Value	% Actual Allocation	% Target Allocation	Total Fair Value	% Actual Allocation	% Target Allocation

U.S. Pension Plans
Cash, cash equivalents and receivables		$3.8	—	—	4.1	—	—
Equity securities:
U.S. large-cap(a)	1	83.6	12	12	79.1	12	12
U.S. small/mid-cap(a)	1	34.7	5	5	28.5	4	5
International(a)	1	106.2	15	15	102.3	15	15
Emerging markets(b)	1	14.0	2	2	9.9	1	2
Dynamic asset allocation(c)	1	28.3	4	4	22.4	3	4
Fixed-income securities:
Long duration - mutual fund(d)	1	277.3	48	48	260.3	48	48
Long duration - Treasury strips(d)	2	53.9			68.6
High yield(e)	1	13.9	2	2	10.9	2	2
Emerging markets(f)	1	14.0	2	2	10.4	1	2
Other types of investments:
Core property(g) (l)		36.3	5	5	44.7	7	5
Structured credit(h) (l)		33.3	5	5	45.4	7	5
Total		$699.3	100	100	686.6	100	100

UMWA Plans
Cash, cash equivalents and receivables		$0.8	—	—	—	—	—
Equity securities:
U.S. large-cap(a)	1	32.8	19	19	29.1	16	19
U.S. small/mid-cap(a)	1	13.8	8	8	12.0	7	8
International(a)	1	40.4	23	24	35.8	20	24
Emerging markets(b)	1	6.9	4	4	6.2	3	4
Dynamic asset allocation(c)	1	12.1	7	7	10.8	6	7
Fixed-income securities:
High yield(e)	1	3.5	2	2	3.3	2	2
Emerging markets(f)	1	6.9	4	4	6.1	3	4
Multi asset real return(i)	1	8.6	5	5	7.6	4	5
Other types of investments:
Core property(g) (l)		20.3	11	10	25.2	14	10
Structured credit(h) (l)		9.6	5	5	13.4	7	5
Global private equity(j) (l)		14.8	8	7	15.5	9	7
Energy debt(k) (l)		7.4	4	5	16.7	9	5
Total		$177.9	100	100	181.7	100	100

(a)
These categories include a passively managed U.S. large-cap equity mutual fund, an actively managed U.S. small/mid-cap equity and a Non-U.S. equity mutual fund that track various indices such as the S&P 500 Index, the Russell 2500 Index and the MSCI All Country World Ex-U.S. Index.

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

(c)
This category represents an actively managed mutual fund that seeks to generate, over time, a total return in excess of the broad U.S. equity market by selecting investments from among a broad range of asset classes based upon the manager's expectations of risk and return.  The fund’s allocations among asset classes may be adjusted over short periods and can vary from multiple to a single asset class.

(d)
This category represents actively managed mutual funds that seek to duplicate the risk and return characteristics of an intermediate to a long-term fixed-income security portfolio with an approximate duration of 10 to15 years and longer. This is achieved by using an intermediate duration credit bond fund and a long duration credit bond mutual fund.  This category also includes Treasury future contracts and zero-coupon securities created by the U.S. Treasury.

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

In 2018, the UMWA plans re-locked their energy debt investment for another three years, which will expire in 2022.

The global private equity investment cannot be redeemed due to the nature of the underlying investments. As the global private equity investment matures and becomes fully invested, liquidating distributions will be provided back to investors.  We expect to receive liquidating distributions over the stated life of the underlying investments.  We have $7 million in unfunded commitments related to the global private equity investment.

Most of the investments of our U.S. retirement plans can be redeemed daily. The structured credit investments can be redeemed quarterly with 65 days’ notice. The core property fund investment can be redeemed quarterly with 95 days’ notice. The energy debt investment can be redeemed semi-annually with 95 days' notice after the three year lock up expires.

We believe all plans have sufficient liquidity to meet the needs of the plans' beneficiaries in all market scenarios.

Non-U.S. Plans

	December 31, 2019			December 31, 2018
(In millions, except for percentages)	Total Fair Value	% Actual Allocation	% Target Allocation	Total Fair Value	% Actual Allocation	% Target Allocation
Non-U.S. Pension Plans
Cash and cash equivalents	$0.5	—	—	0.8	—	—
Equity securities:
U.S. equity funds(a)	30.2			23.8
Canadian equity funds(a)	41.4			32.5
European equity funds(a)	3.6			4.0
Emerging markets(a)	5.0			4.8
Other global equity funds(a)	25.0			21.2
Total equity securities	105.2	49	50	86.3	48	52
Fixed-income securities:
European fixed-income funds(b)	9.1			18.7
High-yield(c)	1.6			1.2
Emerging markets(d)	1.8			1.5
Long-duration(e)	79.5			70.4
Total fixed-income securities	92.0	43	41	91.8	51	47
Other types of investments:
Property funds(f)	8.1			—
Global infrastructure fund(g)	7.5			—
Other	1.8			1.7
Total other types of investments	17.4	8	9	1.7	1	1
Total	$215.1	100	100	180.6	100	100

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

(f)	This category offers exposure to limited partnerships invested in diversified real estate, participating mortgages, and property for development and resale.

(g)
This category is a limited partnership invested in fund of funds designed to acquire and maintain a diversified portfolio of global infrastructure investments (within targeted sub-sectors with varied maturities) that realizes a minimum of 10% annual return over a three-year rolling period.

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

Non-U.S. Plans - Fair Value Measurements

(In millions)	December 31, 2019	December 31, 2018

Quoted prices in active markets for identical assets (Level 1)	$177.9	163.4
Net asset value per share practical expedient(a)	37.2	17.2
Total fair value	$215.1	180.6

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

(In millions)
Years Ended December 31,	2019	2018	2017

U.S. 401(K)	$6.5	5.0	4.4
Other plans	4.9	4.9	4.6
Total	$11.4	9.9	9.0

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

	Years Ended December 31,
(In millions)	2019	2018	2017

Income (loss) from continuing operations before income taxes
U.S.	$(90.2)	(32.9)	(41.6)
Foreign	183.7	75.4	223.1
Income from continuing operations before income taxes	$93.5	42.5	181.5

Provision (benefit) for income taxes from continuing operations
Current tax expense (benefit)
U.S. federal	$(0.8)	(2.3)	(33.7)
State	4.3	0.7	0.4
Foreign	90.8	92.1	96.8
Current tax expense	94.3	90.5	63.5

Deferred tax expense (benefit)
U.S. federal	(30.4)	(7.5)	106.2
State	(4.8)	(2.9)	(4.9)
Foreign	1.9	(10.1)	(7.1)
Deferred tax expense (benefit)	(33.3)	(20.5)	94.2
Provision for income taxes of continuing operations	$61.0	70.0	157.7

	Years Ended December 31,
(In millions)	2019	2018	2017

Comprehensive provision (benefit) for income taxes allocable to
Continuing operations	$61.0	70.0	157.7
Discontinued operations	0.2	—	(0.1)
Other comprehensive income (loss)	0.4	5.0	(1.8)
Comprehensive provision for income taxes	$61.6	75.0	155.8

Rate Reconciliation
The following table reconciles the difference between the actual tax rate on continuing operations and the statutory U.S. federal income tax rate of 21% for 2019 and 2018 and 35% for 2017.

	Years Ended December 31,
(In percentages)	2019	2018	2017

U.S. federal tax rate	21.0%	21.0%	35.0%
Increases (reductions) in taxes due to:
Venezuela deconsolidation and devaluations	—	62.4	—
Foreign rate differential	17.3	39.3	(3.7)
Taxes on cross border income, net of credits	9.3	22.6	2.6
Tax on accelerated U.S. income(a)	(7.9)	—	(0.2)
Adjustments to valuation allowances	16.0	13.1	3.4
Foreign income taxes	13.7	18.9	5.1
Tax reform	—	(4.9)	47.4
French business tax	3.0	8.0	2.0
State income taxes, net	(2.2)	(1.3)	(1.3)
Share-based compensation	(4.8)	(14.4)	(3.5)
Other	(0.2)	—	0.1
Actual income tax rate on continuing operations	65.2%	164.7%	86.9%

(a)	In 2019, we recognized a benefit of $7.3 million ($0.4 million benefit in 2017) related to a previously recognized $23.5 million current tax expense that accelerated U.S. taxable income in 2015.

Components of Deferred Tax Assets and Liabilities

	December 31,
(In millions)	2019	2018

Deferred tax assets
Pension liabilities	$62.1	55.4
Retirement benefits other than pensions	61.2	73.8
Lease liabilities	62.8	—
Workers’ compensation and other claims	37.0	30.6
Property and equipment, net	31.0	7.1
Other assets and liabilities	93.6	88.5
Net operating loss carryforwards	51.7	42.0
Alternative minimum and other tax credits(a)	76.8	73.4
Subtotal	476.2	370.8
Valuation allowances	(118.3)	(100.7)
Total deferred tax assets	357.9	270.1

Deferred tax liabilities
Right-of-use assets, net	59.3	—
Goodwill and other intangibles	17.4	22.0
Other assets and miscellaneous	28.9	28.3
Deferred tax liabilities	105.6	50.3
Net deferred tax asset	$252.3	219.8

Included in:
Noncurrent assets	273.5	236.5
Noncurrent liabilities	(21.2)	(16.7)
Net deferred tax asset	$252.3	219.8

(a)
U.S. foreign tax credits of $72.6 million have a 10 year carryforward period and the remaining credits of $4.2 million have various carryforward periods. The U.S. foreign tax credits and other U.S. tax credits have a valuation allowance.

Valuation Allowances
Valuation allowances relate to deferred tax assets for certain federal credit carryforwards, certain state and non-U.S. jurisdictions.  Based on our analysis of positive and negative evidence including historical and expected future taxable earnings, and a consideration of available tax-planning strategies, we believe it is more-likely-than-not that we will realize the benefit of the existing deferred tax assets, net of valuation allowances, at December 31, 2019.

	Years Ended December 31,
(In millions)	2019	2018	2017

Valuation allowances:
Beginning of year	$100.7	98.9	62.8
Expiring tax credits	(0.3)	(0.6)	(0.4)
Acquisitions and dispositions	3.1	(0.7)	(3.4)
Changes in judgment about deferred tax assets(a)	5.3	—	(1.8)
Other changes in deferred tax assets, charged to:
Income from continuing operations	10.0	6.1	43.9
Other comprehensive income (loss)	—	(0.3)	0.2
Foreign currency exchange effects	(0.5)	(2.7)	(2.4)
End of year	$118.3	100.7	98.9

(a)
Changes in judgment about valuation allowances are based on a recognition threshold of “more-likely-than-not” of realizing beginning-of-year balances of deferred tax assets. Amounts are recognized in income from continuing operations.

Net Operating Losses
The gross amount of the net operating loss carryforwards as of December 31, 2019, was $414.2 million.  The tax benefit of net operating loss carryforwards, before valuation allowances, as of December 31, 2019, was $51.7 million, and expires as follows:

(In millions)	Federal	State	Foreign	Total

Years of expiration
2020-2024	$—	0.1	7.6	7.7
2025-2029	—	0.7	3.7	4.4
2030 and thereafter	—	15.6	0.6	16.2
Unlimited	—	—	23.4	23.4
	$—	16.4	35.3	51.7

Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
(In millions)	2019	2018	2017

Uncertain tax positions:
Beginning of year	$9.5	10.4	6.4
Increases related to prior-year tax positions	0.2	0.3	0.1
Decreases related to prior-year tax positions	(0.8)	—	(0.5)
Increases related to current-year tax positions	1.4	1.3	1.4
Increases related to acquisitions	3.1	—	4.2
Decreases related to acquisitions	—	(0.2)	—
Settlements	(0.1)	(0.4)	(0.1)
Effect of the expiration of statutes of limitation	(1.3)	(1.1)	(0.8)
Foreign currency exchange effects	—	(0.8)	(0.3)
End of year	$12.0	9.5	10.4

Included in the balance of unrecognized tax benefits at December 31, 2019, are potential benefits of approximately $11.5 million that, if recognized, will reduce the effective tax rate on income from continuing operations.

We recognize accrued interest and penalties related to unrecognized tax benefits in provision (benefit) for income taxes. We reverse interest and penalty accruals when a statute of limitation lapses or when we otherwise conclude the amounts should not be accrued.  The impact of interest and penalties on the 2019 and 2018 tax provisions was not significant. The net increase (reversal) included in provision (benefit) for income taxes was ($0.3) million in 2017. We had accrued interest and penalties of $5.4 million at December 31, 2019, and $1.8 million at December 31, 2018.

We file income tax returns in the U.S. federal and various state and foreign jurisdictions. With a few exceptions, as of December 31, 2019, we were no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2016.

Additionally, due to statute of limitations expirations and audit settlements, it is reasonably possible that approximately $1.6 million of currently remaining unrecognized tax positions may be recognized by the end of 2020.

Note 6 - Property and Equipment

The following table presents our property and equipment that is classified as held and used:

	December 31,
(In millions)	2019	2018

Land	$51.9	51.7
Buildings	211.0	199.9
Leasehold improvements	236.0	219.7
Vehicles	646.3	568.4
Capitalized software(a)	213.4	203.4
Other machinery and equipment	667.3	625.5
	2,025.9	1,868.6
Accumulated depreciation and amortization	(1,262.6)	(1,169.2)
Property and equipment, net	$763.3	699.4

(a)	Amortization of capitalized software costs included in continuing operations was $15.7 million in 2019, $16.5 million in 2018 and $20.5 million in 2017.

Note 7 - Acquisitions and Dispositions

In 2019, we acquired four business operations. In 2018, we acquired one business operation and additionally acquired a controlling interest in a second business operation. In 2017, we acquired six business operations. We accounted for these acquisitions as business combinations using the acquisition method. Under the acquisition method of accounting, assets acquired and liabilities assumed from these operations are recorded at fair value on the date of acquisition. The consolidated statements of operations include the results of operations for each acquired entity from the date of acquisition.

Rodoban Transportes Aereos e Terrestres Ltda., Rodoban Servicos e Sistemas de Seguranca Ltda., and Rodoban Seguranca e Transporte de Valores Ltda ("Rodoban")
Brazilian cash management business

On January 4, 2019, we acquired 100% of the capital stock of Rodoban in Brazil for $134 million. The Rodoban business is expected to expand our operations in southeastern Brazil and will be integrated with our existing Brink's Brazil operations. Rodoban has approximately 2,900 employees, 13 branches and about 190 armored vehicles across its operations.

We estimated fair values for the assets purchased, liabilities assumed and purchase consideration as of the date of the acquisition in the following table. The determination of estimated fair value required management to make significant estimates and assumptions. We finalized our purchase price accounting in the fourth quarter of 2019. There have been no significant changes to our fair value estimates of the net assets acquired of Rodoban.

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration

Cash paid through December 31, 2019	$135.7
Indemnification asset	(1.9)
Fair value of purchase consideration	$133.8

Fair value of net assets acquired

Cash	$1.4
Accounts receivable	8.9
Other current assets	0.5
Property and equipment, net	2.4
Intangible assets(a)	49.0
Goodwill(b)	85.1
Other noncurrent assets	5.8
Current liabilities	(11.4)
Noncurrent liabilities	(7.9)
Fair value of net assets acquired	$133.8

(a)
Intangible assets are composed of customer relationships ($47 million fair value and 11 year amortization period), trade name ($1 million fair value and 1 year amortization period), and non-compete agreement ($1 million fair value and 5 year amortization period).

(b)
Consists of intangible assets that do not qualify for separate recognition, combined with synergies expected from integrating Rodoban’s operations with our existing Brink’s Brazil operations. All of the goodwill has been assigned to the Brazil reporting unit and is expected to be deductible for tax purposes.

Dunbar Armored, Inc. ("Dunbar")
U.S. cash management business

On August 13, 2018, we acquired 100% of the shares of Dunbar for approximately $541 million. We paid cash of approximately $547 million and have a receivable from the seller of approximately $6 million related to a working capital adjustment. The Dunbar business is being integrated with our existing Brink's U.S. operations. This acquisition has expanded our customer base in the U.S. as a result of Dunbar's focus on small-to-medium sized retailers and financial institutions. Dunbar has approximately 5,400 employees, 78 branches and over 1,600 armored vehicles across its operations.

We estimated fair values for the assets purchased, liabilities assumed and purchase consideration as of the date of the acquisition in the following table. The determination of estimated fair value required management to make significant estimates and assumptions. We finalized our purchase price accounting in the third quarter of 2019. As compared to our initial estimates in the period of acquisition, our fair value estimates of acquisition date intangible assets decreased approximately $20 million, acquisition date goodwill increased approximately $21 million, acquisition date other noncurrent assets increased approximately $11 million and acquisition date noncurrent liabilities increased approximately $16 million and total purchase consideration decreased approximately $6 million. There have been no other significant changes to our fair value estimates of the net assets acquired for the Dunbar acquisition.

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration

Cash paid through December 31, 2019	$546.8
Receivable from seller	(6.3)
Fair value of purchase consideration	$540.5

Fair value of net assets acquired

Cash	$25.8
Accounts receivable	31.9
Other current assets	11.7
Property and equipment, net	56.6
Intangible assets(a)	162.0
Goodwill(b)	304.1
Other noncurrent assets	21.1
Current liabilities	(29.5)
Noncurrent liabilities	(43.2)
Fair value of net assets acquired	$540.5

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

Maco Transportadora de Caudales S.A. (“Maco Transportadora”)
Argentine CIT and money processing business

On July 18, 2017, we acquired 100% of the shares of Maco Transportadora for approximately $206 million. The total purchase price was paid in cash with the final installment paid in the fourth quarter of 2019. The Maco Transportadora business is being integrated into our existing Brink’s Argentina operations. Maco Transportadora has approximately 1,450 employees, 4 branches and over 150 armored vehicles across its operations.

We estimated fair values for the assets purchased, liabilities assumed and purchase consideration as of the date of the acquisition in the following table. The determination of estimated fair value required management to make significant estimates and assumptions. We finalized our purchase price accounting in the third quarter of 2018. There have been no significant changes to our fair value estimates of the net assets acquired for Maco Transportadora.

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration

Cash paid through December 31, 2019	$205.9
Fair value of purchase consideration	$205.9

Fair value of net assets acquired

Cash	$10.3
Accounts receivable	16.6
Other current assets	0.6
Property and equipment, net	2.4
Intangible assets(a)	60.2
Goodwill(b)	148.8
Other noncurrent assets	0.1
Current liabilities	(11.8)
Noncurrent liabilities	(21.3)
Fair value of net assets acquired	$205.9

(a)
Intangible assets are composed of customer relationships ($56 million fair value and 10 year amortization period), trade name ($4 million and 2 year amortization period) and non-competition agreements (less than $1 million and 3 year amortization period).

(b)
Consists of intangible assets that do not qualify for separate recognition, combined with synergies expected from integrating Maco Transportadora’s operations into our existing Brink’s Argentina operations. All of the goodwill has been assigned to the Global Markets-South America reporting unit and is not expected to be deductible for tax purposes.

Other 2019 acquisitions

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

On September 30, 2019, we acquired 100% of the capital stock of Transportadora de Valores del Sur Limitada and its wholly owned subsidiary, TVS Pagos, Recaudos y Procesos S.A.S. (together "TVS"). TVS provides CIT and money processing services in Colombia. This acquisition is expected to provide opportunities for branch consolidation and route efficiencies and position our existing Colombian business as well as TVS to more effectively service our customers.

The aggregate purchase price of these three business acquisitions (BI, COMEF, and TVS) was approximately $50 million. These three acquired operations employ approximately 1,300 people in the aggregate.

For these three business acquisitions (BI, COMEF and TVS), we estimated fair values for the assets purchased and liabilities assumed as of the date of the acquisitions. These estimated amounts are aggregated in the following table. The determination of estimated fair value required management to make significant estimates and assumptions. The amounts are considered provisional as we are completing the valuation that is required to allocate the purchase price. As a result, the allocation of the purchase price and the amount of goodwill and intangibles may change in the future.

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration

Cash paid through December 31, 2019	$53.4
Fair value of future payments to sellers	7.8
Contingent consideration	1.6
Indemnification asset	(12.9)
Fair value of purchase consideration	$49.9

Fair value of net assets acquired

Cash	$5.1
Accounts receivable	4.4
Property and equipment, net	7.1
Intangible assets(a)	24.4
Goodwill(b)	35.2
Other current and noncurrent assets	1.9
Current liabilities	(14.6)
Noncurrent liabilities	(13.6)
Fair value of net assets acquired	$49.9

(a)	Intangible assets are composed of developed technology, customer relationships and trade names. Final allocation will be determined once all valuations have been completed.

(b)
Consists of intangible assets that do not qualify for separate recognition, combined with synergies expected from integrating these acquired operations into our existing operations. The goodwill from these acquisitions has been assigned to the following reporting units: BI (U.S.), COMEF (Brazil) and TVS (Global Markets - South America). We do not expect goodwill related to COMEF or TVS to be deductible for tax purposes. We expect goodwill related to BI to be deductible for tax purposes.

Other 2018 acquisition

On December 4, 2018, we acquired 60% of the shares of Worldbridge Secure Logistics Co., Ltd. ("Worldbridge"), a Cambodian company that provides CIT and money processing services. The total purchase consideration for Worldbridge was less than $2 million.

Other 2017 acquisitions

On March 14, 2017, we acquired 100% of the capital stock of American Armored Transport, Inc. ("AATI"). AATI provides secured trucking transportation of high-value cargo throughout the continental United States and is expected to complement our existing tractor trailer division in the United States.

On April 19, 2017, we acquired 100% of the capital stock of Muitofacil Holding Ltda., a Brazil-based holding company, and its subsidiary, Muitofacil Arrecadacao e Recebimento Ltda. (together "Pag Facil"). Pag Facil offers bank correspondent services and bill payment processing services in Brazil and is expected to supplement our existing Brazilian payment services businesses.

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

The aggregate purchase price of these five business acquisitions (AATI, Pag Facil, LGS, Maco Litoral, and Temis) was approximately $155 million. These five acquired operations employ approximately 1,700 people in the aggregate.

For these five business acquisitions (AATI, Pag Facil, LGS, Maco Litoral, and Temis), we estimated fair values for the assets purchased and liabilities assumed as of the date of the acquisitions. These estimated amounts are aggregated in the following table. The determination of estimated fair value required management to make significant estimates and assumptions. Our fair value estimates of acquisition date goodwill increased approximately $9 million, acquisition date intangible assets decreased approximately $10 million and acquisition date noncurrent liabilities increased approximately $12 million as compared to our initial estimates in the period of acquisition. There have been no other significant changes to our fair value estimates of the net assets acquired for these acquisitions.

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration

Cash paid through December 31, 2019	$164.6
Indemnification asset	(9.8)
Fair value of purchase consideration	$154.8

Fair value of net assets acquired

Cash	$7.4
Accounts receivable	20.1
Property and equipment, net	13.9
Intangible assets(a)	40.6
Goodwill(b)	114.4
Other current and noncurrent assets	7.4
Current liabilities	(23.4)
Noncurrent liabilities	(25.6)
Fair value of net assets acquired	$154.8

(a)	Intangible assets are composed of customer relationships, trade names and non-competition agreements.

(b)
Consists of intangible assets that do not qualify for separate recognition, combined with synergies expected from integrating these acquired operations into our existing operations. The goodwill from these acquisitions has been assigned to the following reporting units: AATI (U.S.), Pag Facil (Brazil), LGS and Maco Litoral (Global Markets-South America), and Temis (France). We do not expect goodwill related to AATI, LGS, Maco Litoral, and Temis to be deductible for tax purposes. Goodwill related to Pag Facil will be deductible for tax purposes.

Actual and Pro Forma (unaudited) disclosures

The pro forma consolidated results of Brink’s presented below are unaudited and reflect a hypothetical ownership on January 1, 2018 of the businesses we acquired during 2019 and a hypothetical ownership on January 1, 2017 for the businesses we acquired in 2018.

(In millions)	Revenue	Net income attributable to Brink's

Actual results included in Brink's consolidated 2019 results for businesses acquired in 2019 from the date of acquisition

Twelve months ended December 31, 2019
Rodoban	$66.0	4.6
Other acquisitions(a)	16.1	0.2
Total	$82.1	4.8

(a)	Includes the actual results of Balance Innovations, COMEF and TVS.

(In millions)	Revenue	Net income attributable to Brink's

Pro forma results of Brink's for the twelve months ended December 31,
2019
Brink's as reported	$3,683.2	29.0
Rodoban(a)	0.6	—
Other acquisitions(a)	26.8	1.6
Total	$3,710.6	30.6

2018
Brink's as reported	$3,488.9	(33.3)
Rodoban(a)	76.0	(3.9)
Dunbar(a)	244.0	5.4
Other acquisitions(a)	45.4	1.9
Total	$3,854.3	(29.9)

(a)	Represents amounts prior to acquisition by Brink's.

Acquisition costs

We have incurred $7.9 million in transaction costs related to business acquisitions in 2019 ($6.7 million in 2018 and $2.6 million in 2017). These costs are classified in the consolidated statement of operations as selling, general and administrative expenses.

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

Note 8 - Goodwill and Other Intangible Assets

Goodwill
The changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2019 and 2018 are as follows:

	December 31, 2019
(In millions)	Beginning Balance	Acquisitions/ Dispositions(a)	Currency	Ending Balance

Goodwill:
North America	$337.0	17.6	0.1	354.7
South America	150.1	99.6	(8.1)	241.6
Rest of World	191.5	0.2	(3.4)	188.3
Total Goodwill	$678.6	117.4	(11.4)	784.6

(a)	Includes adjustments related to prior year acquisitions ($3.1 million decrease in North America and $0.2 million increase in Rest of World).

	December 31, 2018
(In millions)	Beginning Balance	Acquisitions/ Dispositions(a)	Currency	Ending Balance

Goodwill:
North America	$32.0	307.0	(2.0)	337.0
South America	214.9	(3.0)	(61.8)	150.1
Rest of World	206.8	(5.5)	(9.8)	191.5
Total Goodwill	$453.7	298.5	(73.6)	678.6

(a)
Includes adjustments related to prior year acquisitions ($0.1 million in North America, $3.0 million in South America and $0.8 million in Rest of World). Also includes derecognition of $6.2 million related to the disposition of our French airport security services company in Rest of World.

Intangible Assets
The following table summarizes our other intangible assets by category:

	December 31, 2019			December 31, 2018
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average amortization period

Customer relationships	$322.3	(80.3)	242.0	$259.9	(58.9)	201.0	11.4
Indefinite-lived trade names	8.2	—	8.2	7.9	—	7.9	—
Finite-lived trade names	20.7	(7.1)	13.6	20.3	(3.8)	16.5	6.2
Developed technology	8.7	(0.8)	7.9	0.4	(0.4)	—	10.5
Other contract-related assets	—	—	—	5.7	(3.1)	2.6	—
Other	6.1	(5.3)	0.8	5.5	(4.6)	0.9	0.9
Total	$366.0	(93.5)	272.5	$299.7	(70.8)	228.9

Total amortization expense for our finite-lived intangible assets was $27.8 million in 2019 and $17.7 million in 2018.  Our estimated aggregate amortization expense for finite-lived intangibles recorded at December 31, 2019, for the next five years is as follows:

(In millions)	2020	2021	2022	2023	2024

Amortization expense	$24.8	24.4	23.1	22.6	22.2

Note 9 - Prepaid Expenses and Other

	December 31,
(In millions)	2019	2018

Prepaid expenses	$81.6	64.0
Mobile airtime inventory	—	5.8
Income tax receivable	25.7	37.6
Other	20.7	20.1
Prepaid expenses and other	$128.0	127.5

Note 10 - Other Assets

	December 31,
(In millions)	2019	2018

Deposits	$23.6	15.7
Deferred profit sharing asset	10.9	10.2
Income tax receivable	17.1	67.1
Derivative instruments	5.0	0.6
Equity method investment in unconsolidated entities	5.0	4.9
Stop loss insurance receivable	17.0	19.0
Cash surrender value of life insurance policies	0.9	7.4
Indemnification asset	20.6	6.6
Debt issue costs	5.5	4.7
Marketable securities	12.0	3.8
Other	49.4	46.1
Other assets	$167.0	186.1

Note 11 - Accumulated Other Comprehensive Income (Loss)

The following tables provide the components of other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive income (loss) into earnings:

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)

2019

Amounts attributable to Brink's:
Benefit plan adjustments	$(38.0)	4.4	61.4	(9.9)	17.9
Foreign currency translation adjustments(b)	(0.9)	—	—	0.1	(0.8)
Gains (losses) on cash flow hedges	(18.8)	4.8	(0.2)	0.2	(14.0)
	(57.7)	9.2	61.2	(9.6)	3.1

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	0.8	—	—	—	0.8
	0.8	—	—	—	0.8

Total
Benefit plan adjustments(a)	(38.0)	4.4	61.4	(9.9)	17.9
Foreign currency translation adjustments(b)	(0.1)	—	—	0.1	—
Gains (losses) on cash flow hedges(d)	(18.8)	4.8	(0.2)	0.2	(14.0)
	$(56.9)	9.2	61.2	(9.6)	3.9

2018

Amounts attributable to Brink's:
Benefit plan adjustments	$(31.4)	8.6	65.0	(13.3)	28.9
Foreign currency translation adjustments	(151.6)	—	107.2	(0.3)	(44.7)
Gains (losses) on cash flow hedges	0.3	—	(0.2)	—	0.1
	(182.7)	8.6	172.0	(13.6)	(15.7)

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	(0.8)	—	—	—	(0.8)
	(0.8)	—	—	—	(0.8)

Total
Benefit plan adjustments(a)	(31.4)	8.6	65.0	(13.3)	28.9
Foreign currency translation adjustments(b)	(152.4)	—	107.2	(0.3)	(45.5)
Gains (losses) on cash flow hedges(d)	0.3	—	(0.2)	—	0.1
	$(183.5)	8.6	172.0	(13.6)	(16.5)

See page 104 for footnote explanations.

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)

2017

Amounts attributable to Brink's:
Benefit plan adjustments	$(99.3)	21.2	54.9	(18.2)	(41.4)
Foreign currency translation adjustments	22.7	(1.0)	—	—	21.7
Unrealized gains (losses) on available-for-sale securities	1.7	(0.6)	(1.5)	0.5	0.1
Gains (losses) on cash flow hedges	(0.1)	(0.1)	0.2	—	—
	(75.0)	19.5	53.6	(17.7)	(19.6)

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	(0.8)	—	0.7	—	(0.1)
Foreign currency translation adjustments	0.9	—	—	—	0.9
	0.1	—	0.7	—	0.8

Total
Benefit plan adjustments(a)	(100.1)	21.2	55.6	(18.2)	(41.5)
Foreign currency translation adjustments(b)	23.6	(1.0)	—	—	22.6
Unrealized gains (losses) on available-for-sale securities(c)	1.7	(0.6)	(1.5)	0.5	0.1
Gains (losses) on cash flow hedges(d)	(0.1)	(0.1)	0.2	—	—
	$(74.9)	19.5	54.3	(17.7)	(18.8)

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

	December 31,
(In millions)	2019	2018	2017

Total net periodic retirement benefit cost included in:
Cost of revenues	$7.8	8.4	9.0
Selling, general and administrative expenses	2.3	2.3	2.4
Interest and other nonoperating income (expense)	52.7	39.7	47.8

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

(d)	Pretax gains and losses on cash flow hedges are classified in the consolidated statements of operations as

•	other operating income (expense) ($5.8 million gain in 2019, no gains or losses in 2018 and $0.1 million losses in 2017.)

•	interest expense ($5.7 million of expense in 2019.)

•	interest and other nonoperating income (expense) (no gains or losses in 2019, no gains or losses in 2018 and $0.1 million losses in 2017.)

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

(In millions)	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2016	$(559.6)	(349.1)	1.0	0.7	(907.0)
Other comprehensive income (loss) before reclassifications	(78.1)	21.7	1.1	(0.2)	(55.5)
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	36.7	—	(1.0)	0.2	35.9
Other comprehensive income (loss) attributable to Brink's	(41.4)	21.7	0.1	—	(19.6)
Balance as of December 31, 2017	(601.0)	(327.4)	1.1	0.7	(926.6)
Other comprehensive income (loss) before reclassifications	(22.8)	(151.6)	—	0.3	(174.1)
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	51.7	106.9	—	(0.2)	158.4
Other comprehensive income (loss) attributable to Brink's	28.9	(44.7)	—	0.1	(15.7)
Cumulative effect of change in accounting principle(a)	—	—	(1.1)	—	(1.1)
Acquisitions of noncontrolling interests	—	(9.9)	—	—	(9.9)
Balance as of December 31, 2018	(572.1)	(382.0)	—	0.8	(953.3)
Other comprehensive income (loss) before reclassifications	(33.6)	(0.9)	—	(14.0)	(48.5)
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	51.5	0.1	—	—	51.6
Other comprehensive income (loss) attributable to Brink's	17.9	(0.8)	—	(14.0)	3.1
Cumulative effect of change in accounting principle(b)	(28.8)	—	—	—	(28.8)
Balance as of December 31, 2019	$(583.0)	(382.8)	—	(13.2)	(979.0)

(a)	We adopted ASU 2016-01 (see Note 1) effective January 1, 2018 and recognized a cumulative-effect adjustment to retained earnings.

(b)	We adopted ASU 2018-02 (see Note 1) effective January 1, 2019 and recognized a cumulative-effect adjustment to retained earnings.

Note 12 - Fair Value of Financial Instruments

Investments in Marketable Securities
We have investments in mutual funds and equity securities that are carried at fair value in the financial statements. For these investments, fair value was based on quoted market prices, which we have categorized as a Level 1 valuation.

Fixed-Rate Debt
The fair value and carrying value of our fixed-rate debt, excluding any unamortized debt issuance costs, are as follows:

	December 31,
(In millions)	2019	2018

Senior unsecured notes
Carrying value	$600.0	600.0
Fair value	624.7	519.9

The fair value estimate of our senior unsecured notes was based on the present value of future cash flows, discounted at rates for similar instruments at the measurement date, which we have categorized as a Level 3 valuation.

Forward and Swap Contracts
We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At December 31, 2019, the notional value of our outstanding foreign currency forward and swap contracts was $155 million, with average maturities of approximately one month.  These foreign currency forward and swap contracts primarily offset exposures in the euro and the Brazilian real and are not designated as hedges for accounting purposes and, accordingly, changes in their fair value are recorded immediately in earnings. At December 31, 2019, the fair value of these foreign currency contracts was a net asset of approximately $0.6 million, of which $0.8 million was included in prepaid expenses and other and $0.2 million was included in accrued liabilities on the consolidated balance sheet. We recognized gains of $6.9 million on our short term foreign currency contracts in 2019, gains of $7.7 million in 2018 and gains of $0.8 million in 2017.

In the first quarter of 2019, we entered into a long term cross currency swap contract to hedge exposure in Brazilian real, which is designated as a cash flow hedge for accounting purposes. At December 31, 2019, the notional value of this long term contract was $125 million with a weighted-average maturity of 2.3 years. We recognized net gains of $0.7 million on this contract, of which gains of $5.8 million were included in other operating income (expense) to offset transaction losses of $5.8 million and expenses of $5.1 million were included in interest expense in 2019. At December 31, 2019, the fair value of the long term cross currency swap contract was a $2.1 million net asset, of which a $4.9 million asset is included in other assets and a $2.8 million liability is included in accrued liabilities on the consolidated balance sheet.

In the first quarter of 2016, we entered into two interest rate swaps to hedge cash flow risk associated with changes in variable interest rates and are designated as cash flow hedges for accounting purposes. At December 31, 2019, the notional value of these contracts was $40 million with a weighted-average maturity of 0.7 years. At December 31, 2019, the fair value of these interest rate swaps was an asset of $0.2 million and was included in prepaid expenses and other on the consolidated balance sheet. The effect of these swaps is included in interest expense and was not significant in 2019.

In the first quarter of 2019, we entered into ten interest rate swaps that hedge cash flow risk associated with changes in variable interest rates and that are designated as cash flow hedges for accounting purposes. At December 31, 2019, the notional value of these contracts was $400 million with a remaining weighted-average maturity of 2.1 years. At December 31, 2019, the fair value of these interest rate swaps was a net liability of $15.0 million, of which $3.6 million was included in accrued liabilities and $11.4 million was included in other liabilities on the consolidated balance sheet. The effect of these swaps is included in interest expense and was approximately $1.0 million in 2019.

The fair values of these forward and swap contracts are based on the present value of net future cash payments and receipts, which we have categorized as a Level 2 valuation.

Contingent Consideration
In the fourth quarter of 2019, we paid the remaining contingent consideration payable for our acquisition of Maco Transportadora. This remaining contingent consideration paid was a scheduled second installment, with the amount to be paid in the fourth quarter of 2019 based partially on the retention of customer revenue versus a target revenue amount. If there was a shortfall in revenues, a multiple of 2.5 would have been applied to the revenue shortfall and the contingent consideration to be paid to the former owners would have been reduced. Because there was no shortfall in revenues, no reduction occurred. We paid an additional $15.1 million and settled the outstanding contingent consideration.
Other Financial Instruments
Other financial instruments include cash and cash equivalents, accounts receivable, floating rate debt, accounts payable and accrued liabilities.  The financial statement carrying amounts of these items approximate the fair value.

There were no transfers in or out of any of the levels of the valuation hierarchy in 2019.

Note 13 - Accrued Liabilities

	December 31,
(In millions)	2019	2018

Payroll and other employee liabilities	$140.8	146.3
Taxes, except income taxes	98.1	93.4
Income taxes payable	26.7	17.8
Acquisition-related obligations	7.8	20.4
Workers’ compensation and other claims	26.1	22.3
Cash held by cash management services operations(a)	26.3	14.1
Cash supply chain deposit liability	47.4	35.3
Retirement benefits (see Note 4)	12.9	9.8
Operating lease liabilities	65.9	—
Other	176.4	142.7
Accrued liabilities	$628.4	502.1

(a)
Title to cash received and processed in certain of our secure cash management services operations transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we record a liability while the cash is in our possession.

Note 14 - Other Liabilities

	December 31,
(In millions)	2019	2018

Workers’ compensation and other claims	$81.3	89.4
Post-employment benefits	7.2	7.6
Asset retirement and remediation obligations	18.6	19.1
Acquisition-related obligations	1.5	—
Noncurrent tax liabilities	15.3	9.2
Other	59.2	43.4
Other liabilities	$183.1	168.7

Note 15 - Debt

	December 31,
(In millions)	2019	2018

Debt:
Short-term borrowings
Restricted cash borrowings (year-end weighted-average interest rate of 0.0% in 2019 and 0.0% in 2018(a)	$10.3	10.5
Other (year-end weighted-average interest rate of 8.8% in 2019 and 10.1% in 2018)	4.0	18.4
Total short-term borrowings	$14.3	28.9

Long-term debt
Bank credit facilities:
Term loan A (year-end effective interest rate of 3.5% in 2019 and 4.3% in 2018)
less unamortized issuance cost of $3.0 million in 2019 and $1.8 million in 2018	$767.0	466.9
Senior unsecured notes (year-end effective interest rate of 4.6% in 2019 and 4.6% in 2018)
less unamortized issuance cost of $7.1 million in 2019 and $8.0 million in 2018	592.9	592.0
Revolving Credit Facility (year-end weighted average interest rate of 3.5% in 2019 and 4.2% in 2018)	115.0	340.0
Other primarily non-U.S. dollar-denominated facilities (year-end weighted-
average interest rate of 7.0% in 2019 and 4.8% in 2018)	4.9	5.7
Financing leases (year-end weighted-average interest rate of 4.9% in 2019 and 4.4% in 2018)	149.5	120.5
Total long-term debt	$1,629.3	1,525.1

Total Debt	$1,643.6	1,554.0

Included in:
Current liabilities	$88.8	82.4
Noncurrent liabilities	1,554.8	1,471.6
Total debt	$1,643.6	1,554.0

(a)
These 2019 and 2018 amounts are for short-term borrowings related to cash borrowed under lending arrangements used in the process of managing customer cash supply chains, which is currently classified as restricted cash and not available for general corporate purposes. See Note 20 for more details.

Long-Term Debt

Senior Secured Credit Facility
In February 2019, we amended our senior secured credit facility (the “Senior Secured Credit Facility”) with Wells Fargo Bank, National Association, as former administrative agent and Bank of America, N.A. as successor administrative agent. After the amendment, the Senior Secured Credit Facility consisted of a $1 billion revolving credit facility (the "Revolving Credit Facility") and a $800 million term loan facility (the "Term Loan Facility"). Prior to the amendment, the Term Loan Facility had an outstanding balance of approximately $469 million. The proceeds from the amendment were used to repay outstanding principal under the Revolving Credit Facility as well as certain fees related to the closing of the transaction.

Loans under the Revolving Credit Facility mature five years after the amendment date (February 8, 2024). Principal payments are due quarterly for the amended Term Loan Facility equal to 1.25% of the initial loan amount with a final lump sum payment due on February 8, 2024. Interest rates for the Senior Secured Credit Facility are based on LIBOR plus a margin or an alternate base rate plus a margin. The Revolving Credit Facility allows us to borrow money or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of December 31, 2019, $885 million was available under the Revolving Credit Facility. The obligations under the Senior Secured Credit Facility are secured by a first-priority lien on all or substantially all of the assets of the Company and certain of its domestic subsidiaries, including a first-priority lien on equity interests of certain of the Company’s direct and indirect subsidiaries. The Company and certain of its domestic subsidiaries also guarantee the obligations under the Senior Secured Credit Facility.

The margin on both LIBOR and alternate base rate borrowings under the Senior Secured Credit Facility is based on the Company’s consolidated net leverage ratio. The margin on LIBOR borrowings, which can range from 1.25% to 2.00%, was 1.75% at December 31, 2019. The margin on alternate base rate borrowings, which can range from 0.25% to 1.00%, was 0.75% as of December 31, 2019. We also pay an annual commitment fee on unused portion the Revolving Credit Facility based on the Company’s consolidated net leverage ratio. The commitment fee, which can range from 0.15% to 0.30%, was 0.25% as of December 31, 2019.

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

Letter of Credit and Bank Guarantee Facilities
We have three committed letter of credit facilities totaling $80 million, of which approximately $29 million was available at December 31, 2019. At December 31, 2019, we had undrawn letters of credit and guarantees of $51 million issued under these facilities. The $10 million facility expires in April 2022, the $54 million facility expires in December 2022 and the $16 million facility expires in January 2024.

We have two uncommitted letter of credit facilities totaling $55 million, of which approximately $33 million was available at December 31, 2019. At December 31, 2019, we had undrawn letters of credit of $22 million issued under these facilities. The $40 million facility expires in July 2020 and the $15 million facility has no expiration date.

The Senior Secured Credit Facility is also available for issuance of letters of credit and bank guarantees.

Minimum repayments of long-term debt are as follows:

(In millions)	Financing leases	Other long-term debt	Total

2020	$32.5	42.0	74.5
2021	31.8	40.9	72.7
2022	28.2	41.0	69.2
2023	24.0	40.8	64.8
2024	17.4	725.2	742.6
Later years	15.6	600.0	615.6
Total	$149.5	1,489.9	1,639.4

The Senior Secured Credit Facility, Senior Unsecured Notes, the letter of credit facilities and bank guarantee facilities contain various financial and other covenants. The financial covenants, among other things, limit our ability to provide liens, restrict fundamental changes, limit transactions with affiliates and unrestricted subsidiaries, restrict changes to our fiscal year and to organizational documents, limit asset dispositions, limit the use of proceeds from asset sales, limit sale and leaseback transactions, limit investments, limit the ability to incur debt, restrict certain payments to shareholders, limit negative pledges, limit the ability to change the nature of our business, provide for a maximum consolidated net leverage ratio and provide for minimum coverage of interest costs. If we were not to comply with the terms of our various financing agreements, the repayment terms could be accelerated and the commitments could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other financing agreements. We were in compliance with all financial covenants at December 31, 2019.

Financing Leases
Property and equipment acquired under financing leases are included in property and equipment as follows:

	December 31,
(In millions)	2019	2018

Asset class:
Buildings	$4.1	2.2
Vehicles	267.5	212.4
Machinery and equipment	5.1	0.7
	276.7	215.3
Less: accumulated amortization	(114.2)	(91.3)
Total	$162.5	124.0

Note 16 - Accounts Receivable

	December 31,
(In millions)	2019	2018

Trade	$595.4	555.7
Other	70.4	53.9
Total accounts receivable	665.8	609.6
Allowance for doubtful accounts	(30.2)	(10.1)
Accounts receivable, net	$635.6	599.5

	Years Ended December 31,
(In millions)	2019	2018	2017

Allowance for doubtful accounts:
Beginning of year	$10.1	11.2	8.3
Provision for uncollectible accounts receivable(a)	22.8	1.4	5.0
Write offs less recoveries	(2.2)	(0.9)	(1.0)
Foreign currency exchange effects	(0.5)	(1.6)	(1.1)
End of year	$30.2	10.1	11.2

(a)	The provision in 2019 includes a $19.2 million allowance related to the internal loss in our U.S. global services operations. See Note 1 for details.

Note 17 - Leases

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

Our leases do not contain any material residual value guarantees or material restrictive covenants.

The components of lease assets and liabilities were as follows:

(In millions)	Balance sheet classification	December 31, 2019
Assets:
Operating lease assets	Right-of-use assets, net	$270.3
Finance lease assets	Property and equipment, net	162.5
Total leased assets		$432.8

Liabilities:
Current:
Operating	Accrued liabilities	$65.9
Financing	Current maturities of long-term debt	32.5
Noncurrent:
Operating	Lease liabilities	218.4
Financing	Long-term debt	117.0
Total lease liabilities		$433.8

The components of lease expense were as follows:

(In millions)	2019
Twelve Months Ended December 31,

Operating lease cost(a)	$97.2
Short-term lease cost	27.2
Finance lease cost:
Amortization of related assets	27.4
Interest on related liabilities	7.4
Total lease cost	$159.2

(a)	Includes variable lease costs, which are immaterial.

Net rent expense and amortization expense and interest on finance leases included in continuing operations was $151.3 million for the twelve months ended December 31, 2018.

Other information related to leases was as follows:

(In millions, except for lease term and discount rate)	2019
Twelve Months Ended December 31,

Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$96.0
Operating cash flows from finance leases	7.4
Financing cash flows from finance leases	29.4
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	56.3
Finance leases	59.7

Weighted Average Remaining Lease Term

Operating leases	7.2 years
Finance leases	5.2 years

Weighted Average Discount Rate

Operating leases	6.9%
Finance leases	4.9%

As of December 31, 2019, future minimum lease payments under noncancellable operating leases with initial or remaining lease terms in excess of one year were as follows:

(In millions)	Facilities	Vehicles	Other	Total

2020	$57.1	7.8	20.8	85.7
2021	50.5	4.2	12.6	67.3
2022	42.9	1.4	7.5	51.8
2023	36.4	0.2	4.8	41.4
2024	29.1	—	1.4	30.5
Later years	117.1	—	—	117.1
Total Lease Payments	$333.1	13.6	47.1	393.8
Less: Interest	104.4	0.6	4.5	109.5
Present value of lease liabilities	$228.7	$13.0	42.6	284.3

As of December 31, 2019, minimum repayments of long-term debt under financing leases were as follows:

(In millions)

2020	$32.5
2021	31.8
2022	28.2
2023	24.0
2024	17.4
Later years	15.6
Total	$149.5

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

There are 5.7 million shares underlying the 2017 Plan that are authorized, but not yet granted.  Outstanding awards at December 31, 2019, include performance share units, restricted stock units, deferred stock units, performance-based stock options, time-based stock options and certain awards that will be settled in cash.

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

Compensation expenses are classified as selling, general and administrative expenses in the consolidated statements of operations.

Compensation expenses for the last three years and the amount of unrecognized expense for awards outstanding at December 31, 2019, were as follows:

	Compensation Expense			Unrecognized Expense for Nonvested Awards at	Weighted-average No. of Years Unrecognized Expense to be Recognized
	Years Ended December 31,			Dec 31, 2019
(in millions except years)	2019	2018	2017

Performance Share Units	$25.8	15.8	9.5	$16.8	1.5
Market Share Units	—	0.1	0.3	—	—
Restricted Stock Units	6.6	6.6	4.7	3.8	1.4
Deferred Stock Units and fees paid in stock	1.2	1.2	1.0	0.3	0.4
Performance-based Options	8.1	4.5	2.2	2.6	1.1
Time-based vesting Options	1.0	—	—	1.7	1.8
Share-based payment expense	42.7	28.2	17.7
Income tax benefit	(9.2)	(6.5)	(3.4)
Share-based payment expense, net of tax	$33.5	21.7	14.3

Fair Value of Distributed or Exercised Awards
The fair value of shares distributed or options exercised in the last three years is as follows:

	Fair Value of Shares Distributed or Exercised(a)
	Years Ended December 31,
(in millions)	2019	2018	2017

Performance Share Units	$28.7	25.3	13.3
Market Share Units	—	8.2	4.3
Restricted Stock Units	11.8	8.0	7.3
Deferred Stock Units and fees paid in stock	0.9	0.7	2.7
Performance-based Options(a)	5.4	—	—
Time-based vesting Options(a)	—	2.2	2.0
Total	$46.8	44.4	29.6

Income tax benefit realized	$10.2	9.9	9.2

(a)	Intrinsic value for options.

Restricted Stock Units (“RSUs”)
We granted RSUs to select senior executives and employees in the last three years that contain only a service condition.  RSUs are paid out in shares of Brink’s stock when the awards vest.  For RSUs granted during the last three years, the units generally vest ratably in three equal annual installments.  We measure the fair value of RSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period. The weighted-average fair value per share at grant date was $78.28 in 2019, $72.31 in 2018 and $55.85 in 2017.  The weighted-average discount was approximately 2% in 2019, 2% in 2018 and 2% in 2017.

The following table summarizes RSU activity during 2019:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share

Nonvested balance as of December 31, 2018	235.8	$52.63
Activity from January 1 to December 31, 2019:
Granted	93.9	78.28
Forfeited	(11.1)	71.75
Vested	(145.9)	45.34
Nonvested balance as of December 31, 2019(a)	172.7	$71.87

(a)
Certain RSUs were modified in the second quarter of 2019. The weighted-average grant date fair value per share at December 31, 2019 reflects the inclusion of the modified fair value per share for the modified awards.

Performance Share Units (“PSUs”)
We granted Internal Metric PSUs ("IM PSUs") and Total Shareholder Return PSUs ("TSR PSUs") to select senior executives and employees in the last three years.

IM PSUs contain a performance condition as well as a service condition. We measure the fair value of these PSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period. IM PSUs granted in 2019, 2018 and 2017 have a three year performance period.

IM PSUs will be paid out in shares of Brink’s stock when the awards vest. For the IM PSUs granted in 2019, 2018 and 2017, the number of shares paid out ranges from 0% to 200% of an employee’s award, depending on the achievement of pre-established financial goals over the performance period. Shares are not paid out if the financial results do not meet a pre-established threshold level of performance.

TSR PSUs contain a market condition as well as a service condition. We measure the fair value of TSR PSUs at the grant date using a Monte Carlo simulation model. TSR PSUs granted have a three year performance period and typically vest at the end of three years. TSR PSUs are paid out in shares of Brink’s stock when the awards vest. The number of shares paid out ranges from 0% to 200% of an employee's award for the 2019 and 2018 TSR PSU grants and from 0% to 150% of an employee’s award for the 2017 TSR PSU grants, depending on Brink's relative TSR rank among a selected peer group.

The following table summarizes all PSU activity during 2019:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share

Nonvested balance as of December 31, 2018	697.3	$47.74
Activity from January 1 to December 31, 2019:
Granted	204.6	81.48
Forfeited	(21.6)	71.70
Vested(a)(b)(c)	(316.1)	32.35
Nonvested balance as of December 31, 2019(c)	564.2	$70.10

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

(c)
Certain PSUs were modified in the second quarter of 2019. A portion of these modified PSUs were distributed in the third quarter of 2019. The weighted-average grant date fair value per share at December 31, 2019 reflects the inclusion of the modified fair value per share for the remaining modified awards.

The following table provides the terms and weighted-average assumptions used in the Monte Carlo simulation model for the TSR PSUs granted in 2019, 2018 and 2017:

Terms and Assumptions Used to Estimate Grant Date Fair Value	2019 TSR PSUs	2018 TSR PSUs	2017 TSR PSUs

Terms of awards:
Performance period	Jan. 1, 2019 to	Jan. 1, 2018 to	Jan. 1, 2017 to
	Dec. 31, 2021	Dec. 31, 2020	Dec. 31, 2019

Weighted-average assumptions used to estimate fair value:
Expected dividend yield(a)	0.8%	0.8%	0.8%
Expected stock price volatility(b)	30.8%	29.9%	30.6%
Risk-free interest rate(c)	2.5%	2.4%	1.4%
Contractual term in years	2.8	2.9	2.9

Weighted-average fair value estimates at grant date:
In millions	$3.0	$3.2	2.0
Fair value per share	$105.16	$79.05	67.81

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

Market Share Units (“MSUs”)
We previously granted MSUs but, at December 31, 2019, there were no remaining outstanding MSUs.

Options
In 2018 and 2017, we granted performance-based stock options to select senior executives. These performance-based awards have a service condition as well as a market condition. We measure the fair value of these awards at the grant date using a Monte Carlo simulation model. No performance-based options were granted in 2019.

In 2019 and 2017, we granted time-based vesting stock options to select senior executives. We measure the fair value of these awards at the grant date using the Black-Scholes-Merton option pricing model.

When vested, options entitle the holder to purchase a specified number of shares of Brink’s stock at a price set at the date the options were granted.  The option price for Brink’s options was equal to the market price of Brink’s stock on the award date.  All options granted to employees have a maximum term of six years.

Performance-Based Option Activity
The table below summarizes the activity associated with grants of performance-based options:

	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted-Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(a) (in millions)

Outstanding at December 31, 2018	1,287.0	$49.18	$10.88
Granted	—	—	—
Forfeited or expired	—	—	—
Exercised(b)	(95.9)	32.69	44.74
Outstanding at December 31, 2019(b)(c)	1,191.1	$50.51	$11.52	3.1	$47.8

Of the above, as of December 31, 2019:
Exercisable	485.0	$29.87		2.5	$29.5
Expected to vest in future periods(d)	690.9	$64.90		3.6	$17.8

(a)
The intrinsic value of a stock option is the difference between the market price of the shares underlying the option and the exercise price of the option.  The market price at December 31, 2019 was $90.68.

(b)
Certain performance-based stock options were modified in the second quarter of 2019. The weighted-average grant date fair value per share for the options exercised in 2019 and for the outstanding options December 31, 2019 reflects the inclusion of the modified fair value per share.

(c)	There were no exercisable performance-based options at December 31, 2018 or at December 31, 2017.

(d)	The number of options expected to vest takes into account an estimate of expected forfeitures. We currently have applied a 0% expected forfeiture rate to the majority of the performance-based options.

The following table provides the term of the performance period and the weighted-average assumptions used in the Monte Carlo simulation model for the performance-based options granted in 2018 and 2017:

Terms and Assumptions Used to Estimate Grant Date Fair Value of Performance-Based Options Granted	2018	2017

Terms of awards:
Performance period for achieving stock price hurdles	Three years from	Three years from
	grant date	grant date

Assumptions used to estimate fair value:
Expected dividend yield(a)	0.8%	0.8%
Expected stock price volatility(b)	29.3%	29.3%
Risk-free interest rate(c)	2.6%	1.8%
Expected term in years(d)	4.5	4.5

Weighted-average fair value estimates at grant date:
In millions	$7.0	$3.6
Fair value per share	$16.73	$11.97

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

Time-based Vesting Option Activity
The table below summarizes the activity associated with grants of time-based vesting options:

	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted-Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(a) (in millions)

Outstanding at December 31, 2018	2.7	$84.65	$21.09
Granted	138.7	79.21	21.58
Forfeited or expired	(14.4)	79.26	21.60
Outstanding at December 31, 2019(b)	127.0	$79.32	$21.56	5.1	$1.4

Of the above, as of December 31, 2019:
Exercisable	—	$—		—	$—
Expected to vest in future periods(c)	125.5	$79.32		5.1	$1.4

(a)
The intrinsic value of a stock option is the difference between the market price of the shares underlying the option and the exercise price of the option.  The market price at December 31, 2019 was $90.68.

(b)
There were no shares of exercisable options at December 31, 2018 and less than 0.1 million shares of exercisable options with a weighted-average exercise price of $22.57 per share at December 31, 2017.

(c)
The number of options expected to vest takes into account an estimate of expected forfeitures. We currently have applied a 0% expected forfeiture rate to the majority of the time-based vesting options.

The following table provides the weighted-average assumptions used in the Black-Scholes-Merton option pricing model for the time-based vesting options granted in 2019 and 2017:

Assumptions Used to Estimate Grant Date Fair Value of Time-Based Options	2019	2017

Assumptions used to estimate fair value:
Expected dividend yield(a)	0.8%	0.7%
Expected stock price volatility(b)	30.3%	28.9%
Risk-free interest rate(c)	2.5%	1.7%
Expected term in years(d)	4.5	4.5

Weighted-average fair value estimates at grant date:
In millions	$3.0	$0.1
Fair value per share	$21.58	$21.09

(a)	The expected dividend yield is the calculated annual yield on Brink's stock at the time of the grant.

(b)	The expected stock price volatility was calculated at time of the grant after reviewing the historic volatility of our stock using daily close prices.

(c)	The risk-free interest rate at each grant date was the rate for a zero-coupon U.S. Treasury bill that was commensurate with the expected life of 4.5 years.

(d)	The expected term of the options was based on historical exercise, expiration and post-cancellation behavior.

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

The following table summarizes all DSU activity during 2019:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value

Nonvested balance as of December 31, 2018	12.5	$74.43
Activity from January 1 to December 31, 2019:
Granted	12.1	79.69
Vested	(12.5)	74.43
Nonvested balance as of December 31, 2019	12.1	$76.69

The weighted-average grant-date fair value estimate per share for DSUs granted was $79.69 in 2019, $74.43 in 2018 and $60.80 in 2017.

Other Share-Based Compensation
We have a deferred compensation plan that allows participants to defer a portion of their compensation into stock units.  Units will be redeemed by employees for an equal number of shares of Brink’s stock.  Employee accounts held 198,198 units at December 31, 2019, and 170,672 units at December 31, 2018.

We have a stock accumulation plan for our non-employee directors that, prior to 2014, provided for awards of stock units. Additionally, some fees paid to our directors are in the form of stock and may be deferred for distribution to a later date. Directors’ accounts held 19,951 units at December 31, 2019, and 18,159 units at December 31, 2018.

Note 19 - Capital Stock

Common Stock
At December 31, 2019, we had 100 million shares of common stock authorized and 50.1 million shares issued and outstanding.

Dividends
We paid regular quarterly dividends on our common stock during the last three years.  On January 16, 2020, the Board declared a regular quarterly dividend of 15 cents per share payable on March 2, 2020.  The payment of future dividends is at the discretion of the Board of Directors and is dependent on our future earnings, financial condition, shareholder equity levels, cash flow, business requirements and other factors.

Preferred Stock
At December 31, 2019, we had the authority to issue up to 2.0 million shares of preferred stock with a par value of $10 per share.

Share Repurchase Program
In May 2017, our board of directors authorized a $200 million share repurchase program. We were not obligated to repurchase any specific dollar amount or number of shares, and, at December 31, 2019, the share repurchase program expired with approximately $106 million remaining available under that program.  The timing and volume of share repurchases that could have been executed under this program was at the discretion of management on an opportunistic basis, or pursuant to trading plans or other arrangements.  Share repurchases under this program were made in the open market, in privately negotiated transactions, or otherwise.

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

Additionally, during the year ended December 31, 2018, we used $43.5 million to repurchase, in the open market, 610,177 shares at an average repurchase price of $71.22 per share. These shares were retired upon repurchase. No additional shares were repurchased in the year ended December 31, 2019.

Shares Used to Calculate Earnings per Share

	Years Ended December 31,
(In millions)	2019	2018	2017

Weighted-average shares

Basic(a)	50.2	50.9	50.7
Effect of dilutive stock awards	0.9	—	1.1
Diluted(a)	51.1	50.9	51.8

Antidilutive stock awards excluded from denominator	0.1	1.6	0.1

(a)
We have deferred compensation plans for directors and certain of our employees.  Some amounts owed to participants are denominated in common stock units.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average common stock units credited to employees and directors under the deferred compensation plans.  Additionally, nonvested units containing only a service requirement are also included in the computation of basic weighted-average shares when the requisite service period has been completed.  Accordingly, basic and diluted shares include weighted-average units of 0.3 million in 2019, 0.3 million in 2018 and 0.3 million in 2017.

Note 20 - Supplemental Cash Flow Information

	Years Ended December 31,
(In millions)	2019	2018	2017

Cash paid for:
Interest	$84.2	63.7	27.1
Income taxes, net	23.9	90.6	83.8

Argentina Currency Conversions
We have elected in the past and could continue in the future to repatriate cash from Brink's Argentina using different means to convert Argentine pesos into U.S. dollars. In 2019, cash outflows from the purchase of these financial instruments totaled $23.6 million and cash inflows from the sale of these financial instruments totaled $18.9 million. In 2018 and 2017, cash flows related to these transactions were not significant. The net cash flows from these transactions are treated as operating cash flows as the financial instruments are purchased specifically for resale and are generally sold within a short period of time from the date of purchase.

Non-cash Investing and Financing Activities
We acquired armored vehicles, CompuSafe® units and other equipment under financing lease arrangements in the last three years including $59.7 million in 2019, $51.9 million in 2018 and $51.7 million in 2017.

Cash Paid for Acquisitions Included in Financing Activities
In 2019, we paid $15.6 million in scheduled installments on the Maco Transportadora acquisition that was completed in the third quarter of 2017. In 2019, we also paid $2.6 million in scheduled installments on the Rodoban acquisition that was completed in first quarter of 2019. We paid $16.3 million during 2018 and $90.9 million during 2017 in scheduled installments related to the Maco Transportadora acquisition. These payments are reported as cash outflows from financing activities as the payments were made more than three months after the acquisition date.

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

At December 31, 2019, we held $158.0 million of restricted cash ($10.3 million represented short-term borrowings, $100.3 million represented restricted cash held for customers and $47.4 million represented accrued liabilities). At December 31, 2018, we held $136.1 million of restricted cash ($10.5 million represented short-term borrowings, $90.3 million represented restricted cash held for customers and $35.3 million represented accrued liabilities).

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31,
(In millions)	2019	2018
Cash and cash equivalents	$311.0	343.4
Restricted cash	158.0	136.1
Total, cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$469.0	479.5

Note 21 - Other Operating Income (Expense)

	Years Ended December 31,
(In millions)	2019	2018	2017

Foreign currency items:
Transaction losses(a)	$(22.9)	(13.9)	(9.2)
Foreign currency derivative instrument gains	6.9	7.7	0.8
Gains on sale of property and equity investment(b)	5.8	4.0	9.2
Impairment losses	(7.7)	(6.5)	(3.4)
Share in earnings of equity affiliates	0.9	1.9	0.4
Royalty income	5.1	4.5	1.9
Gains on business acquisitions and dispositions	—	—	0.6
Other	2.5	0.6	3.0
Other operating income (expense)	$(9.4)	(1.7)	3.3

(a)
Includes remeasurement losses in Argentina of $11.3 million in 2019 and $6.2 million in 2018 related to highly inflationary accounting. Prior to the June 30, 2018 deconsolidation, Venezuela reported remeasurement gains of $2.2 million in 2018 and remeasurement losses of $9.1 million in 2017 under highly inflationary accounting.

(b)	Includes a $3.0 million gain in 2018 and an $8.4 million gain in 2017 related to the sale of real estate in Mexico.

Note 22 - Interest and Other Nonoperating Income (Expense)

	Years Ended December 31,
(In millions)	2019	2018	2017

Interest income	$5.6	6.9	4.1
Gain (loss) on equity securities	(2.9)	3.2	1.5
Foreign currency transaction losses(a)	—	(15.5)	(7.6)
Derivative instruments	—	—	1.1
Retirement benefit cost other than service cost	(52.7)	(39.7)	(47.8)
Prepayment penalties(b)	—	—	(8.3)
Interest on Colombia tax claim(h)	(1.1)	—	—
Interest on Brazil tax claim(c)	—	—	(1.6)
Non-income taxes on intercompany billings(d)	(4.2)	(2.6)	(1.3)
Venezuela operations(e)	(0.9)	(0.6)	—
Gain on lease termination(f)	5.2	—	—
Gain on a disposition of a subsidiary(g)	—	11.2	—
Other	(1.7)	(1.7)	(0.3)
Interest and other nonoperating income (expense)	$(52.7)	(38.8)	(60.2)

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

(f)	Gain on termination of a mining lease obligation related to former coal operations. We have no remaining mining leases.

(g)	Gain on the sale of our former French airport security services subsidiary in the second quarter of 2018.

(h)
Related to an unfavorable court ruling in 2019 on a non-income tax claim in Colombia. The court ruled that Brink's must pay interest accruing from 2009 to the current date. The principal amount of the claim was less than $1 million and was recognized in selling, general and administrative expenses in 2019.

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

At December 31, 2019, we had noncancellable commitments for $32.2 million in equipment purchases, and information technology and other services.

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

Other Restructurings
Management periodically implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized net costs of $4.6 million in 2017, $7.6 million in 2018 and $28.8 million in 2019, primarily severance costs. For the current restructuring actions, we expect to incur additional costs between $1 million and $3 million in future periods.

The following table summarizes the costs incurred, payments and utilization, and foreign currency exchange effects of other restructurings:

(In millions)	Severance Costs	Modification of Shared-based Awards	Other	Total

Balance as of December 31, 2018	$3.3	—	—	3.3
Expense (benefit)	19.7	7.7	1.8	29.2
Payments and utilization	(15.6)	(7.7)	(1.8)	(25.1)
Accrual adjustment	(0.4)	—	—	(0.4)
Foreign currency exchange effects	—	—	—	—
Balance as of December 31, 2019	$7.0	—	—	7.0

Note 25 - Selected Quarterly Financial Data (unaudited)

	2019 Quarters				2018 Quarters
(In millions, except for per share amounts)	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Revenues	$905.0	914.0	928.4	935.8	$879.1	849.7	852.4	907.7
Operating profit	58.4	52.6	52.5	73.3	64.8	61.7	67.0	81.2
Amounts attributable to Brink’s:
Income (loss) from:
Continuing operations	$13.7	12.6	5.8	(3.8)	$22.1	(107.8)	17.5	34.9
Discontinued operations	—	(0.1)	(0.4)	1.2	0.2	(0.1)	(0.1)	—
Net income (loss) attributable to Brink’s	$13.7	12.5	5.4	(2.6)	$22.3	(107.9)	17.4	34.9

Depreciation and amortization	$47.9	48.7	42.9	45.5	$38.8	39.1	41.6	42.8
Capital expenditures	35.2	37.9	42.9	48.8	36.7	36.6	30.7	51.1

Earnings (loss) per share attributable to Brink’s common shareholders:
Basic
Continuing operations	$0.27	0.25	0.11	(0.08)	$0.43	(2.11)	0.34	0.69
Discontinued operations	—	—	(0.01)	0.02	—	—	—	—
Net income (loss)	$0.27	0.25	0.11	(0.05)	$0.44	(2.11)	0.34	0.69

Diluted
Continuing operations	$0.27	0.25	0.11	(0.08)	$0.42	(2.11)	0.34	0.68
Discontinued operations	—	—	(0.01)	0.02	—	—	—	—
Net income (loss)	$0.27	0.25	0.10	(0.05)	$0.43	(2.11)	0.34	0.68

Earnings per share.  Earnings per share amounts for each quarter are required to be computed independently.  As a result, their sum may not equal the annual earnings per share.

Significant pretax items in a quarter.

2019
Second quarter of 2019 We recognized a $6.9 million pretax charge related to the modification of share-based awards granted to a former senior executive. We also recognized a $5.2 million pretax gain on the termination of a mining lease obligation.

Third quarter of 2019 We completed the rebuild of an accounts receivable subledger in our U.S. global services business in the third quarter of 2019. As a result, we identified $4.0 million of revenues billed and collected in prior periods, which had never been recorded in the general ledger. We also identified and recorded $0.3 million in bank fees, which had been incurred in prior periods. Finally, based on the reconstructed subledger, we estimated an increase to bad debt expense of $13.7 million. The net impact of these adjustments was a $10.0 million cumulative pretax accounting correction.

Fourth quarter of 2019 We recognized a pretax settlement charge of $19.3 million related to the October 2019 purchase of a single premium group annuity contract from an insurance company to provide for the payment of pension benefits to certain primary U.S. pension plan participants. We also recognized a pretax $8.2 million credit related to lower social taxes in Brazil, primarily from the recovery of overpayments.

2018
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

Note 26 - Subsequent Events

Share Repurchase Program
On February 6, 2020, we announced that the board of directors authorized a $250 million share repurchase authorization that expires on December 31, 2021. The authorization replaces our previous repurchase program, which expired December 31, 2019.

Acquisition of Cash Management Operations
On February 26, 2020, we announced that we agreed to purchase the majority of the cash management operations from U.K.-based G4S plc for approximately $860 million. The acquisition will be completed in multiple phases. The acquired operations, located primarily in Europe and Asia, generate approximately $800 million in annual revenues.

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

(c) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information regarding executive officers is included in this report following Item 4, under the caption “Executive Officers of the Registrant.”  Other information required by Item 10 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2019.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2019.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2019.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	All financial statements – see pages 58–125.

	2.	Financial statement schedules – not applicable.

	3.	Exhibits – see exhibit index.

ITEM 16. FORM 10-K SUMMARY

None.

Exhibit Index

Each exhibit listed as a previously filed document is hereby incorporated by reference to such document.

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Incorporation of the Registrant. Exhibit 3(i) to the Registrant's Quarterly Report on Form 10-Q filed July 31, 2015.

3.2	Bylaws of the Registrant. Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed August 12, 2019.

4.1	Description of Registrant's Securities Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

4.2
Senior Notes Indenture dated as of October 20, 2017 among The Brink's Company, the Subsidiary Guarantors named therein, and U.S. Bank national Association, as trustee, relating to the Senior Notes due 2027. Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed October 20, 2017.

10.1*	Amended and Restated Key Employees Incentive Plan, amended and restated as of May 6, 2011. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 10, 2011.

10.2*	Brink's Incentive Plan, effective as of February 17, 2017. Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

10.3*	Executive Incentive Plan, effective as of May 5, 2017. Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended June 30, 2017 (the "Second Quarter 2017 Form 10-Q")

10.4*	Key Employees’ Deferred Compensation Program, as amended and restated as of September 26, 2019. Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

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

10.8*
2013 Equity Incentive Plan, effective as of February 22, 2013 and amended and restated effective May 2, 2019.  Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

10.9*
2017 Equity Incentive Plan, effective as of May 5, 2017 and amended and restated effective May 2, 2019. Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019

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

10.45
First Amendment to Loan Documents, dated as of February 8, 2019, with Wells Fargo Bank, National Association, as existing administrative agent, Bank of America, N.A., as successor administrative agent, and the lenders party thereto. Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 14, 2019.

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

10.49*	Severance Pay Plan of The Brink's Company effective November 13, 2015, as amended October 2018.

10.50	Succession Agreement by and between the Registrant and Thomas C. Schievelbein dated January 3, 2016. Exhibit 10.2 to the Registrant's Current Report on form 8-K filed January 5, 2016.

10.51*	Consulting Agreement dated December 31, 2018, by and between The Brink's Company and McAlister C. Marshall, II.

10.52	Consulting Agreement dated May 8, 2019, by and between The Brink's Company and Amit Zukerman.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer of the Brink's Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of the Brink's Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer of the Brink's Company pursuant to Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer of the Brink's Company pursuant to Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.

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

101
Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2019, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL:  (i) the Consolidated Balance Sheets at December 31, 2019, and December 31, 2018, (ii)  the Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017, (iv) the Consolidated Statements of Equity for the years ended December 31, 2019, 2018 and 2017, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2020.

The Brink’s Company
(Registrant)

By	/s/ Douglas A. Pertz
Douglas A. Pertz
(President and
Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 28, 2020.

Signature	Title

/s/ Douglas A. Pertz	Director, President and Chief Executive Officer (Principal Executive Officer)
Douglas A. Pertz
/s/ Ronald J. Domanico	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Ronald J. Domanico
/s/ Thomas R. Colan	Controller (Principal Accounting Officer)
Thomas R. Colan

*	Director
Kathie J. Andrade

*	Director
Paul G. Boynton

*	Director
Ian D. Clough

*	Director
Susan E. Docherty

*	Director
Reginald D. Hedgebeth

*	Director
Dan R. Henry

*	Director
Michael J. Herling

*	Director
George I. Stoeckert

* By:	/s/ Douglas A. Pertz
Douglas A. Pertz, Attorney-in-Fact