Form 10-Q
period 2020-03-31
BRINKS CO
filed 2020-05-08
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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
Yes  ☐ No  ☒
As of May 6, 2020, 50,485,936 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements
THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)

(In millions, except for per share amounts)	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$274.4	311.0
Restricted cash	237.7	158.0
Accounts receivable, net	643.3	635.6
Prepaid expenses and other	183.6	128.0
Total current assets	1,339.0	1,232.6

Right-of-use assets, net	261.1	270.3
Property and equipment, net	704.1	763.3
Goodwill	794.4	784.6
Other intangibles	275.7	272.5
Deferred income taxes	255.4	273.5
Other	171.2	167.0

Total assets	$3,800.9	3,763.8

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$14.1	14.3
Current maturities of long-term debt	74.0	74.5
Accounts payable	151.6	184.5
Accrued liabilities	564.5	628.4
Restricted cash held for customers	176.4	100.3
Total current liabilities	980.6	1,002.0

Long-term debt	1,756.8	1,554.8
Accrued pension costs	215.6	228.9
Retirement benefits other than pensions	343.1	347.8
Lease liabilities	212.5	218.4
Deferred income taxes	24.8	21.2
Other	185.5	183.1
Total liabilities	3,718.9	3,556.2

Commitments and contingent liabilities (notes 4, 8 and 14)

Equity:
The Brink's Company ("Brink's") shareholders:
Common stock, par value $1 per share:
Shares authorized: 100.0
Shares issued and outstanding: 2020 - 50.5; 2019 - 50.1	50.5	50.1
Capital in excess of par value	661.9	663.3
Retained earnings	449.9	457.4
Accumulated other comprehensive loss	(1,096.0)	(979.0)
Brink’s shareholders	66.3	191.8

Noncontrolling interests	15.7	15.8

Total equity	82.0	207.6

Total liabilities and equity	$3,800.9	3,763.8
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In millions, except for per share amounts)	2020	2019

Revenues	$872.8	905.0

Costs and expenses:
Cost of revenues	693.4	702.7
Selling, general and administrative expenses	148.1	141.7
Total costs and expenses	841.5	844.4
Other operating income (expense)	(5.1)	(2.2)

Operating profit	26.2	58.4

Interest expense	(20.0)	(23.0)
Interest and other nonoperating expense	(15.6)	(11.2)
Income (loss) from continuing operations before tax	(9.4)	24.2
Provision (benefit) for income taxes	(12.2)	9.7

Income from continuing operations	2.8	14.5

Net income	2.8	14.5
Less net income attributable to noncontrolling interests	1.0	0.8

Net income attributable to Brink’s	1.8	13.7

Income per share attributable to Brink’s common shareholders(a):
Basic:
Continuing operations	$0.04	0.27
Net income	$0.03	0.27

Diluted:
Continuing operations	$0.03	0.27
Net income	$0.03	0.27

Weighted-average shares
Basic	50.6	50.0
Diluted	51.3	50.9

Cash dividends paid per common share	$0.15	0.15
(a)   Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019

Net income	$2.8	14.5

Benefit plan adjustments:
Benefit plan actuarial gains	18.6	11.3
Benefit plan prior service costs	(1.1)	(1.3)
Total benefit plan adjustments	17.5	10.0

Foreign currency translation adjustments	(120.3)	0.6
Losses on cash flow hedges	(14.7)	(7.9)
Other comprehensive income (loss) before tax	(117.5)	2.7
Provision (benefit) for income taxes	(0.1)	0.5

Other comprehensive income (loss)	(117.4)	2.2

Comprehensive income (loss)	(114.6)	16.7
Less comprehensive income attributable to noncontrolling interests	0.6	1.1

Comprehensive income (loss) attributable to Brink's	$(115.2)	15.6
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Equity
(Unaudited)

	Three Months ended March 31, 2020
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCI*	Noncontrolling Interests	Total
Balance as of December 31, 2019	50.1	$50.1	663.3	457.4	(979.0)	15.8	207.6
Cumulative effect of change in accounting principle(a)	—	—	—	(1.7)	—	—	(1.7)
Net income	—	—	—	1.8	—	1.0	2.8
Other comprehensive income	—	—	—	—	(117.0)	(0.4)	(117.4)
Dividends to:
Brink’s common shareholders ($0.15 per share)	—	—	—	(7.5)	—	—	(7.5)
Noncontrolling interests	—	—	—	—	—	(0.7)	(0.7)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	7.2	—	—	—	7.2
Other share-based benefit transactions	0.4	0.4	(8.6)	(0.1)	—	—	(8.3)
Balance as of March 31, 2020	50.5	$50.5	661.9	449.9	(1,096.0)	15.7	82.0

	Three Months ended March 31, 2019
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCI*	Noncontrolling Interests	Total
Balance as of December 31, 2018	49.7	$49.7	628.2	429.1	(953.3)	12.9	166.6
Cumulative effect of change in accounting principle(b)	—	—	—	28.8	(28.8)	—	—
Net income	—	—	—	13.7	—	0.8	14.5
Other comprehensive income	—	—	—	—	1.9	0.3	2.2
Shares repurchased	—	—	(0.5)	0.5	—	—	—
Dividends to:
Brink’s common shareholders ($0.15 per share)	—	—	—	(7.4)	—	—	(7.4)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	9.4	—	—	—	9.4
Other share-based benefit transactions	0.2	0.2	(6.2)	—	—	—	(6.0)
Balance as of March 31, 2019	49.9	$49.9	630.9	464.7	(980.2)	14.0	179.3

(a)
Effective January 1, 2020, we adopted the provisions of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. We recognized a cumulative effect adjustment to January 1, 2020 retained earnings as a result of adopting this standard. See Note 1 for further details.

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

THE BRINK’S COMPANY
and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019
Cash flows from operating activities:
Net income	$2.8	14.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45.0	47.8
Share-based compensation expense	7.2	9.4
Deferred income taxes	9.7	1.1
(Gains) losses on sale of property, equipment and marketable securities	2.7	(0.2)
Gains on business dispositions	(4.7)	—
Loss on derivative instruments	7.7	—
Impairment losses	2.0	1.2
Retirement benefit funding less than expense:
Pension	2.7	0.3
Other than pension	2.6	4.5
Remeasurement losses due to Argentina currency devaluations	1.6	3.9
Other operating	14.2	3.2
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and income taxes receivable	(82.3)	(36.8)
Accounts payable, income taxes payable and accrued liabilities	(42.9)	(47.9)
Restricted cash held for customers	81.2	(36.8)
Customer obligations	(6.2)	11.3
Prepaid and other current assets	(20.7)	(10.2)
Other	(9.2)	(3.3)
Net cash provided (used) by operating activities	13.4	(38.0)
Cash flows from investing activities:
Capital expenditures	(30.2)	(35.2)
Acquisitions, net of cash acquired	(73.3)	(129.9)
Dispositions, net of cash disposed	(3.0)	—
Marketable securities:
Purchases	(0.1)	(1.1)
Sales	0.4	0.4
Cash proceeds from sale of property and equipment	1.0	1.6
Acquisition of customer contracts	(5.2)	—
Net cash used by investing activities	(110.4)	(164.2)
Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term borrowings	0.6	(5.5)
Long-term revolving credit facilities:
Borrowings	361.2	310.2
Repayments	(149.8)	(502.9)
Other long-term debt:
Borrowings	—	333.2
Repayments	(18.5)	(8.0)
Payment of acquisition-related obligation	(6.8)	(1.5)
Debt financing costs	(0.7)	(3.9)
Dividends to:
Shareholders of Brink’s	(7.5)	(7.4)
Noncontrolling interests in subsidiaries	(0.7)	—
Tax withholdings associated with share-based compensation	(9.2)	(7.3)
Other	(0.5)	(0.3)
Net cash provided by financing activities	168.1	106.6
Effect of exchange rate changes on cash	(28.0)	(3.6)
Cash, cash equivalents and restricted cash:
Increase (decrease)	43.1	(99.2)
Balance at beginning of period	469.0	479.5
Balance at end of period	$512.1	380.3
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of presentation

The Brink’s Company (along with its subsidiaries, “Brink’s” or “we”) has three operating segments:

•	North America

•	South America

•	Rest of World

Our unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2019.

We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements. Actual results could differ materially from these estimates.  The most significant estimates are related to goodwill and other long-lived assets, pension and other retirement benefit obligations, legal contingencies, allowance for doubtful accounts, deferred tax assets, purchase price allocations and foreign currency translation. Each of these estimates could be materially adversely affected in future periods by the coronavirus (COVID-19) pandemic, which began to have an adverse impact on our results of operations in the quarter ended March 31, 2020 through a reduction in global commerce, reducing the demand for our services and lowering volumes. As a result, we have experienced reduced revenues as some of our customers canceled or suspended service and we have begun to align our cost structure to the reduced demand for our services.

We expect a negative impact on volumes, revenues and operating results while the COVID-19 pandemic continues. Because of the significant uncertainty with respect to the magnitude of the impact and duration of the COVID-19 pandemic, future developments associated with the COVID-19 pandemic could materially adversely affect our financial position, results of operations, cash flows or our long-term liquidity position. We will continue to monitor developments affecting our condensed consolidated financial statements, including indicators that goodwill or other long-lived assets may be impaired, increases in valuation allowances for doubtful accounts or deferred tax assets may be necessary or other accruals that may increase or be necessary resulting from actions taken to reduce our cost structure or conserve our liquidity.

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

Argentina
We operate in Argentina through wholly owned subsidiaries and a smaller controlled subsidiary (together "Brink's Argentina"). Revenues from Brink's Argentina represented approximately 5% of our consolidated revenues for the first three months of 2020 and 6% of our consolidated revenues for the first three months of 2019.

The operating environment in Argentina continues to present business challenges, including ongoing devaluation of the Argentine peso and significant inflation. In the first three months of 2020 and 2019, the Argentine peso declined approximately 7% (from 59.9 to 64.5 pesos to the U.S. dollar) and approximately 13% (from 37.6 to 43.3 pesos to the U.S. dollar), respectively. For the year ended December 31, 2019, the Argentine peso declined approximately 37% (from 37.6 to 59.9 pesos to the U.S. dollar).

Beginning July 1, 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, we consolidated Brink's Argentina using our accounting policy for subsidiaries operating in highly inflationary economies beginning with the third quarter of 2018. Argentine peso-denominated monetary assets and liabilities are remeasured at each balance sheet date using the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In the first three months of 2020, we recognized a $1.6 million pretax remeasurement loss. In the first three months of 2019, we recognized a $3.9 million pretax remeasurement loss.

At March 31, 2020, Argentina's economy remains highly inflationary for accounting purposes. At March 31, 2020, we had net monetary assets denominated in Argentine pesos of $22.8 million (including cash of $19.7 million). At March 31, 2020, we had net nonmonetary assets of $151.0 million (including $99.8 million of goodwill). At March 31, 2020, we had no equity securities denominated in Argentine pesos.

During September 2019, the Argentine government announced currency controls on both companies and individuals. The Argentine central bank issued details as to how the exchange control procedures would operate in practice. Under these procedures, central bank approval is required for many transactions, including dividend repatriation abroad.

We have in the past and may elect in the future to utilize other market mechanisms to convert Argentine pesos into U.S. dollars.  Conversions under these other market mechanisms have settled at rates that are generally less favorable than the rates at which we remeasured the financial statements of Brink's Argentina.  We did not have any such conversions losses in the three months ended March 31, 2020.

Although the Argentine government has implemented currency controls, Brink’s management continues to provide guidance and strategic oversight, including budgeting and forecasting for Brink’s Argentina. We continue to control our Argentina business for purposes of consolidation of our financial statements and continue to monitor the situation in Argentina.

Venezuela
Our Venezuelan operations offer transportation and route-based logistics management services for cash and valuables throughout Venezuela. Currency exchange regulations, combined with other government regulations, such as price controls and strict labor laws, significantly limit our ability to make and execute operational decisions at our Venezuelan subsidiaries. As a result of these conditions, we do not meet the accounting criteria for control over our Venezuelan operations and, as a result, we report the results of our investment in our Venezuelan subsidiaries using the cost method of accounting, the basis of which approximates zero. Prior to the imposition of the U.S. government sanctions in 2019, we provided immaterial amounts of financial support to our Venezuela operations. We continue to monitor the situation in Venezuela, including the imposition of sanctions by the U.S. government targeting Venezuela.

Internal loss
A former non-management employee in our U.S. global services operations embezzled funds from Brink's in prior years. Except for a small deductible amount, the amount of the internal loss related to the embezzlement was covered by our insurance. In an effort to cover up the embezzlement, the former employee intentionally misstated the underlying accounts receivable subledger data. In 2019, we incurred $4.5 million in costs (primarily third party expenses) to reconstruct the accounts receivables subledger. In the first quarter of 2020, we incurred an additional $0.2 million in costs related to this activity.

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

The estimate of the allowance for doubtful accounts was adjusted in the fourth quarter of 2019 for an additional $6.4 million and again in the first quarter of 2020 for an additional $9.4 million. This estimate will be adjusted in future periods, if needed, as assumptions related to the collectability of these accounts receivable change. At March 31, 2020, we have recorded a $23.0 million allowance on $30.2 million of accounts receivable, or 76%. Due to the unusual nature of this internal loss and the related errors in the subledger data, along with the fact that management has excluded these amounts when evaluating internal performance, we have excluded these net charges from segment results.

Goodwill
Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. We review goodwill for impairment annually, as of October 1, and whenever events or circumstances in interim periods indicate that it is more likely than not that an impairment may have occurred. Given the COVID-19 pandemic, impairment indicators were reviewed as of March 31, 2020 and we concluded that there were no indicators that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We will continue to monitor results in future periods to determine whether any indicators of impairment exist that would cause us to perform an impairment review.

New Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of right-of-use assets and lease liabilities by lessees for certain leases classified as operating leases and also requires expanded disclosures regarding leasing activities. The accounting for financing leases (previously "capital leases") remains substantially unchanged. We adopted the standard effective January 1, 2019 and elected to adopt the new standard at the adoption date through a cumulative-effect adjustment to the opening balance of retained earnings. Under this approach, we will continue to report comparative periods under ASC 840.

We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. We also made an accounting policy election to exclude leases with an initial term of 12 months or less from the condensed consolidated balance sheet. We recognize those lease payments in the condensed consolidated statements of operations on a straight-line basis over the lease term. As part of this adoption, we implemented internal controls and key system functionality to enable the preparation of financial information.

The adoption of the standard resulted in recording right-of-use assets of $310.1 million and lease liabilities of $320.3 million as of January 1, 2019. The right-of-use assets are lower than the lease liabilities as existing deferred rent and lease incentive liabilities were recorded as a reduction of the right-of-use assets at adoption in accordance with the standard. The standard did not affect our condensed consolidated statements of operations or our condensed consolidated statements of cash flows and did not result in a cumulative-effect adjustment to the opening balance of retained earnings. The standard had no impact on our debt-covenant compliance under our current agreements.

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

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value measurement disclosure requirements. The amendments in this ASU eliminate some disclosures that are no longer considered cost beneficial, modify/clarify the specific requirements of certain disclosures and add disclosure requirements for Level 3 fair value measurements. We adopted ASU 2018-13 effective January 1, 2020 and the standard did not have a significant impact on our financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the way entities recognize impairment of many financial assets. This new guidance requires immediate recognition of estimated credit losses expected to occur over the life of the asset and incorporates estimated, forward-looking data when measuring lifetime Estimated Credit Losses (ECL). The standard was designed to provide greater transparency and understanding of credit risk by requiring enhanced financial statement disclosures which fall into three general categories: ECL estimate methodology and assumptions, quantitative information and metrics, and policy and process explanations. We adopted the standard using the modified retrospective transition method. Results for the reporting period beginning January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. We recognized a cumulative-effect adjustment decreasing retained earnings by $1.7 million on January 1, 2020. The adoption of the standard also resulted in expanded disclosures related to credit losses (see Note 10).

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod tax allocations and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 will be effective for us on January 1, 2021. We are currently evaluating the impact it will have on our financial statements.

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

Revenue Disaggregated by Reportable Segment and Type of Service

(In millions)	Core Services	High-Value Services	Other Security Services	Total
Three months ended March 31, 2020

Reportable Segments:
North America	$274.2	170.1	—	444.3
South America	100.4	93.8	3.7	197.9
Rest of World	82.0	117.9	30.7	230.6
Total reportable segments	456.6	381.8	34.4	872.8

Three months ended March 31, 2019

Reportable Segments:
North America	$277.2	157.3	—	434.5
South America	119.2	108.1	3.0	230.3
Rest of World	88.0	119.3	32.9	240.2
Total reportable segments	484.4	384.7	35.9	905.0

The majority of our revenues from contracts with customers are earned by providing services and these performance obligations are satisfied over time. Smaller amounts of revenues are earned from selling goods, such as safes, to customers where the performance obligations are satisfied at a point in time.

Certain of our high-value services involve the leasing of assets, such as safes, to our customers along with the regular servicing of those safe devices. Revenues related to the leasing of these assets are recognized in accordance with applicable lease guidance, but are included in the above table as the amounts are a small percentage of overall revenues.

Contract Balances
Contract Asset
Although payment terms and conditions can vary, for the majority of our customer contracts, we invoice for all of the services provided to the customer within a monthly period. For certain customer contracts, the timing of our performance may precede our right to invoice the customer for the total transaction price. For example, Brink's affiliates in certain countries, primarily in South America, negotiate annual price adjustments with certain customers and, once the price increases are finalized, the pricing changes are made retroactive to services provided in earlier periods. These retroactive pricing adjustments are estimated and recognized as revenue with a corresponding contract asset in the same period in which the related services are performed. As the estimate of the ultimate transaction price changes, we recognize a cumulative catch-up adjustment for the change in estimate. Contract assets are included in prepaid expenses and other on the condensed consolidated balance sheet.

Contract Liability
For other customer contracts, we may obtain the right to payment or receive customer payments prior to performing the related services under the contract. When the right to customer payments or receipt of payments precedes our performance, we recognize a contract liability, which is included in accrued liabilities on the condensed consolidated balance sheet.

The opening and closing balances of receivables, contract assets and contract liabilities related to contracts with customers are as follows:

(In millions)	Receivables	Contract Asset	Contract Liability

Opening (January 1, 2020)	$635.6	1.9	12.8
Closing (March 31, 2020)	643.3	1.9	14.5
Increase (decrease)	$7.7	—	1.7

The amount of revenue recognized in the three months ended March 31, 2020 that was included in the January 1, 2020 contract liability balance was $4.9 million. This revenue consists of services provided to customers who had prepaid for those services prior to the current year.

We also recognized revenue of $0.2 million in the three months ended March 31, 2020 from performance obligations satisfied in the prior year. This amount is a result of changes in the transaction price of our contracts with customers.

Contract Costs
Sales commissions directly related to obtaining new contracts with customers qualify for capitalization. These capitalized costs are amortized to expense ratably over the term of the contracts. At March 31, 2020, the net capitalized costs to obtain contracts was $1.7 million, which is included in other assets on the condensed consolidated balance sheet. Amortization expense was not significant and there were no impairment losses recognized related to these contract costs in the first three months of 2020.

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

•
Other items not allocated to segments - certain significant items such as reorganization and restructuring actions that are evaluated on an individual basis by management and are not considered part of the ongoing activities of the business are excluded from segment results. We also exclude certain costs, gains and losses related to acquisitions and dispositions of assets and of businesses. Brink's Argentina is consolidated using our accounting policy for subsidiaries operating in highly inflationary economies. We have excluded from our segment results the impact of highly inflationary accounting in Argentina, including currency remeasurement losses. Incremental costs (primarily third party expenses) incurred related to the mitigation of material weaknesses and the implementation and adoption of ASU 2016-02, the new lease accounting standard effective for us January 1, 2019, are excluded from segment results. We have also excluded from our segment results net charges related to an internal loss in our U.S. global services operations. The net impact of the internal loss includes costs incurred to reconstruct an accounts receivable subledger as well as estimated bad debt expense for uncollectible receivables, partially offset by revenue billed and collected, but not previously recorded as a result of the former non-management employee's embezzlement activities.

The following table summarizes our revenues and segment profit for each of our reportable segments and reconciles these amounts to consolidated revenues and operating profit:

	Revenues		Operating Profit
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2020	2019	2020	2019
Reportable Segments:
North America	$444.3	434.5	$33.0	44.0
South America	197.9	230.3	41.6	43.0
Rest of World	230.6	240.2	15.0	23.8
Total reportable segments	872.8	905.0	89.6	110.8

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	—	—	(27.3)	(27.1)
Foreign currency transaction gains (losses)	—	—	(2.7)	0.9
Reconciliation of segment policies to GAAP	—	—	3.5	0.2
Other items not allocated to segments:
Reorganization and Restructuring	—	—	(5.6)	(3.5)
Acquisitions and dispositions	—	—	(19.1)	(17.2)
Argentina highly inflationary impact	—	—	(2.4)	(4.3)
Internal loss(a)	—	—	(9.6)	—
Reporting compliance(b)	—	—	(0.2)	(1.4)
Total	$872.8	905.0	$26.2	58.4

(a)	See details regarding the impact of the Internal Loss at Note 1.

(b)	Costs (primarily third party expenses) related to accounting standard implementation. Additional information provided at page 38.

Note 4 - Retirement benefits

Pension plans

We have various defined-benefit pension plans covering eligible current and former employees.  Benefits under most plans are based on salary and years of service.

The components of net periodic pension cost for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2020	2019	2020	2019	2020	2019

Three months ended March 31,

Service cost	$—	—	2.9	2.5	2.9	2.5
Interest cost on projected benefit obligation	6.6	8.5	2.4	2.6	9.0	11.1
Return on assets – expected	(11.5)	(12.7)	(2.6)	(2.6)	(14.1)	(15.3)
Amortization of losses	6.9	5.0	1.2	1.0	8.1	6.0
Settlement loss	—	—	0.4	0.3	0.4	0.3
Net periodic pension cost	$2.0	0.8	4.3	3.8	6.3	4.6

We did not make cash contributions to the primary U.S. pension plan in 2019 or the first three months of 2020.  Based on assumptions described in our Annual Report on Form 10-K for the year ended December 31, 2019, we do not expect to make any additional contributions to the primary U.S. pension plan until 2022.

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

The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

	UMWA Plans		Black Lung and Other Plans		Total
(In millions)	2020	2019	2020	2019	2020	2019

Three months ended March 31,

Interest cost on accumulated postretirement benefit obligations	$3.3	5.0	0.9	0.9	4.2	5.9
Return on assets – expected	(3.3)	(3.3)	—	—	(3.3)	(3.3)
Amortization of losses	4.0	5.1	2.0	1.1	6.0	6.2
Amortization of prior service credit	(1.2)	(1.1)	—	(0.1)	(1.2)	(1.2)
Net periodic postretirement cost	$2.8	5.7	2.9	1.9	5.7	7.6

The components of net periodic pension cost and net periodic postretirement cost other than the service cost component are included in interest and other nonoperating income (expense) in the condensed consolidated statements of operations.

Note 5 - Income taxes

	Three Months Ended March 31,
	2020	2019
Continuing operations
Provision (benefit) for income taxes (in millions)	$(12.2)	9.7
Effective tax rate	129.8%	40.1%

2020 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first three months of 2020 was greater than the 21% U.S. statutory tax rate primarily due to the geographical mix of earnings, the seasonality of book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on cross border payments and U.S. taxable income limitations,  and the characterization of a French business tax as an income tax, partially offset by the tax benefits related to the distribution of share-based payments.

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

G4S International Logistics Group Limited
On March 9, 2020, we acquired 100% of the capital stock of G4S International Logistics Group Limited, a UK-based company that directly or indirectly owns controlling interests in multiple business operations in ten other markets (together "G4Si") for $90.1 million. The G4Si business specializes in secure logistics and storage of highly valuable commodities including banknotes, precious metals, diamonds and jewelry. G4Si operations generate approximately $90 million in annual revenues and are expected to supplement our existing global services business.

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

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration

Cash paid through March 31, 2020	$88.8
Liabilities assumed from seller	1.6
Receivable from seller	(0.3)
Fair value of purchase consideration	$90.1

Fair value of net assets acquired(a)

Cash	$17.1
Accounts receivable	12.1
Other current assets	3.0
Property and equipment, net	1.8
Intangible assets(b)	20.7
Goodwill(c)	55.5
Other noncurrent assets	4.4
Current liabilities	(16.4)
Noncurrent liabilities	(8.1)
Fair value of net assets acquired	$90.1

(a)	Final allocation will be determined once the valuation is complete.

(b)	Intangible assets are composed of customer relationships ($21 million fair value and 10 year amortization period).

(c)
Consists of intangible assets that do not qualify for separate recognition, combined with synergies expected from integrating G4Si’s operations with our existing global services operations. Goodwill has been provisionally assigned to the Global Markets-EMEA reporting unit ($47.4 million) and the Global Markets-Asia reporting unit ($8.1 million). We do not currently expect goodwill in these reporting units to be deductible for tax purposes.

Rodoban Transportes Aereos e Terrestres Ltda., Rodoban Servicos e Sistemas de Seguranca Ltda., and Rodoban Seguranca e Transporte de Valores Ltda ("Rodoban")
On January 4, 2019, we acquired 100% of the capital stock of Rodoban in Brazil for $134 million. Rodoban provides cash-in-transit, money processing and ATM services and generates annual revenues of approximately $80 million. The Rodoban business expanded our operations in southeastern Brazil and is integrated with our existing Brink's Brazil operations. Rodoban has approximately 2,900 employees, 13 branches and about 190 armored vehicles across its operations.

We estimated fair values for the assets purchased, liabilities assumed and purchase consideration as of the date of the acquisition in the following table. The determination of estimated fair value required management to make significant estimates and assumptions. We finalized our purchase price accounting in the fourth quarter of 2019. There were no significant changes to our fair value estimates of the net assets acquired of Rodoban.

(In millions)	Fair Value at Acquisition Date

Fair value of purchase consideration

Cash paid through March 31, 2020	$135.7
Indemnification asset	(1.9)
Fair value of purchase consideration	$133.8

Fair value of net assets acquired

Cash	$1.4
Accounts receivable	8.9
Other current assets	0.5
Property and equipment, net	2.4
Intangible assets(a)	49.0
Goodwill(b)	85.1
Other noncurrent assets	5.8
Current liabilities	(11.4)
Noncurrent liabilities	(7.9)
Fair value of net assets acquired	$133.8

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

The aggregate purchase price of these three business acquisitions (BI, COMEF and TVS) was approximately $49 million. Together, these three acquired operations have approximately 1,300 employees.

For these three business acquisitions (BI, COMEF and TVS), we estimated fair values for the assets purchased and liabilities assumed as of the date of the acquisitions. These estimated amounts are aggregated in the following table. The determination of estimated fair value required management to make significant estimates and assumptions. The amounts reported are considered provisional as we are completing the valuation that is required to allocate the purchase price. As a result, the allocation of the purchase price and the amount of goodwill and intangibles may change in the future.

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration

Cash paid through March 31, 2020	$60.2
Contingent consideration	1.6
Indemnification asset	(12.9)
Fair value of purchase consideration	$48.9

Fair value of net assets acquired(a)

Cash	$6.5
Accounts receivable	4.5
Property and equipment, net	7.1
Intangible assets(a)	24.4
Goodwill(b)	33.8
Other current and noncurrent assets	1.9
Current liabilities	(15.2)
Noncurrent liabilities	(14.1)
Fair value of net assets acquired	$48.9

(a)	Intangible assets are composed of developed technology, customer relationships and trade names. Final allocation will be determined after all valuations have been completed.

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

Actual and Pro forma disclosures

Below are the actual results included in Brink's consolidated results for the businesses we acquired in the first three months of 2020.

(In millions)	Revenue	Net income (loss) attributable to Brink's

Three months ended March 31, 2020
G4Si	$5.4	0.4
Total	$5.4	0.4

The pro forma consolidated results of Brink’s presented below reflect a hypothetical ownership as of January 1, 2018 for the businesses we acquired during 2019 and a hypothetical ownership as of January 1, 2019 for the businesses we acquired in the first three months of 2020.

(In millions)	Revenue	Net income (loss) attributable to Brink's

Pro forma results of Brink's for the three months ended March 31,
2020
Brink's as reported	$872.8	1.8
G4Si(a)	16.0	0.5
Total	$888.8	2.3

2019
Brink's as reported	$905.0	13.7
G4Si(a)	20.9	0.7
Rodoban(a)	0.6	—
Other 2019 acquisitions(a)	12.9	0.5
Total	$939.4	14.9

(a)	Represents amounts prior to acquisition by Brink's.

Acquisition costs

We have incurred $5.5 million in transaction costs related to business acquisitions in the first three months of 2020 (compared to $0.4 million in the first three months of 2019). These costs are classified in the condensed consolidated statements of operations as selling, general and administrative expenses.

Dispositions
On January 1, 2020, we sold 100% of our ownership interest in a French security services company for a net sales price of approximately
$11 million. We recognized a $4.7 million gain on the sale of this business, which is reported in interest and other nonoperating income (expense) in the condensed consolidated statements of operations. The French security services company was part of the Rest of World reportable segment and reported revenues of $3 million in 2019.

Note 7 - Accumulated other comprehensive income (loss)

Other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive loss into earnings, was as follows:

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Three months ended March 31, 2020

Amounts attributable to Brink's:
Benefit plan adjustments	$4.2	0.1	13.3	(3.1)	14.5
Foreign currency translation adjustments(b)	(119.9)	—	—	—	(119.9)
Gains (losses) on cash flow hedges	10.0	(5.3)	(24.7)	8.4	(11.6)
	(105.7)	(5.2)	(11.4)	5.3	(117.0)

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	(0.4)	—	—	—	(0.4)
	(0.4)	—	—	—	(0.4)

Total
Benefit plan adjustments(a)	4.2	0.1	13.3	(3.1)	14.5
Foreign currency translation adjustments(b)	(120.3)	—	—	—	(120.3)
Gains (losses) on cash flow hedges(c)	10.0	(5.3)	(24.7)	8.4	(11.6)
	$(106.1)	(5.2)	(11.4)	5.3	(117.4)

Three months ended March 31, 2019

Amounts attributable to Brink's:
Benefit plan adjustments	$(1.3)	0.2	11.3	(2.7)	7.5
Foreign currency translation adjustments	0.3	—	—	—	0.3
Gains (losses) on cash flow hedges	(5.3)	1.1	(2.6)	0.9	(5.9)
	(6.3)	1.3	8.7	(1.8)	1.9

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	0.3	—	—	—	0.3
	0.3	—	—	—	0.3

Total
Benefit plan adjustments(a)	(1.3)	0.2	11.3	(2.7)	7.5
Foreign currency translation adjustments	0.6	—	—	—	0.6
Gains (losses) on cash flow hedges(c)	(5.3)	1.1	(2.6)	0.9	(5.9)
	$(6.0)	1.3	8.7	(1.8)	2.2

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

	Three Months Ended March 31,
(In millions)	2020	2019
Total net periodic retirement benefit cost included in:
Cost of revenues	$2.4	1.9
Selling, general and administrative expenses	0.5	0.6
Interest and other nonoperating income (expense)	9.1	9.7

(b)	2020 foreign currency translation adjustment amounts arising during the current period reflect primarily the Mexican peso and Brazilian real.

(c)	Pretax gains and losses on cash flow hedges are classified in the condensed consolidated statements of operations as:

•	other operating income (expense) ($26.1 million gain in the three months ended March 31, 2020 and $3.8 million gain in the three months ended March 31, 2019)

•	interest expense ($1.5 million of expense in the three months ended March 31, 2020 and $1.2 million of expense in the three months ended March 31, 2019).

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

(In millions)	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2019	$(583.0)	(382.8)	(13.2)	(979.0)
Other comprehensive income (loss) before reclassifications	4.3	(119.9)	4.7	(110.9)
Amounts reclassified from accumulated other comprehensive loss to net income	10.2	—	(16.3)	(6.1)
Other comprehensive income (loss) attributable to Brink's	14.5	(119.9)	(11.6)	(117.0)
Balance as of March 31, 2020	$(568.5)	(502.7)	(24.8)	(1,096.0)

Note 8 - Fair value of financial instruments

Investments in Marketable Securities
We have investments in mutual funds and equity securities that are carried at fair value in the financial statements. For these investments, fair value was based on quoted market prices, which we have categorized as a Level 1 valuation.

Fixed-Rate Debt
The fair value and carrying value of our fixed-rate debt are as follows:

(In millions)	March 31, 2020	December 31, 2019

Senior unsecured notes
Carrying value	$600.0	600.0
Fair value	540.4	624.7

The fair value estimate of our senior unsecured notes was based on the present value of future cash flows, discounted at rates for similar instruments at the measurement date, which we have categorized as a Level 3 valuation.

Forward and Swap Contracts
We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At March 31, 2020, the notional value of our short term outstanding foreign currency forward and swap contracts was $722 million, with average maturities of approximately one month.  These foreign currency forward and swap contracts primarily offset exposures in the British pound and the Brazilian real and are not designated as hedges for accounting purposes and, accordingly, changes in their fair value are recorded immediately in earnings. At March 31, 2020, the fair value of our short term foreign currency contracts was a net liability of approximately $5.4 million, of which $3.5 million was included in prepaid expenses and other and $8.9 million was included in accrued liabilities on the condensed consolidated balance sheet. At December 31, 2019, the fair value of these foreign currency contracts was a net asset of approximately $0.6 million, of which $0.8 million was included in prepaid expenses and other and $0.2 million was included in accrued liabilities on the condensed consolidated balance sheet.

We recognized gains of $1.3 million on our short term foreign currency contracts in the first three months of 2020 and gains of $3.9 million in the first three months of 2019 which are included in other operating income (expense). We additionally recognized losses of $7.7 million in the first three months of 2020 which are included in interest and other nonoperating income and expense since these contracts related to our business acquisitions.

In the first quarter of 2019, we entered into a long term cross currency swap contract to hedge exposure in Brazilian real, which is designated as a cash flow hedge for accounting purposes. At March 31, 2020, the notional value of this long term contract was $116 million with a weighted-average maturity of 2.3 years. At March 31, 2020, the fair value of the long term cross currency swap contract was a $28.4 million net asset, of which $3.0 million is included in prepaid expenses and other and $25.4 million is included in other assets on the condensed consolidated balance sheet. At December 31, 2019, the fair value of the long term cross currency swap contract was a $2.1 million net asset, of which a $4.9 million asset is included in other assets and a $2.8 million liability is included in accrued liabilities on the condensed consolidated balance sheet.

In the first three months of 2020, we recognized net gains of $25.4 million on this contract, of which gains of $26.1 million were included in other operating income (expense) to offset transaction losses of $26.1 million and expenses of $0.7 million were included in interest expense. In the first three months of 2019, we recognized net gains of $2.4 million on this contract, of which gains of $3.8 million were included in other operating income (expense) to offset transaction losses of $3.8 million and expenses of $1.4 million were included in interest expense.

In the first quarter of 2016, we entered into two interest rate swaps to hedge cash flow risk associated with changes in variable interest rates and that are designated as cash flow hedges for accounting purposes. At March 31, 2020, the notional value of these contracts was $40 million with a remaining weighted-average maturity of 0.5 years. At March 31, 2020, the fair value of these interest rates swaps was a liability of $0.4 million and was included in accrued liabilities on the condensed consolidated balance sheet. At December 31, 2019, the fair value of these interest rate swaps was an asset of $0.2 million and was included in prepaid expenses and other on the condensed consolidated balance sheet. The effect of these swaps is included in interest expense and was not significant in the first three months of 2020 or 2019.

In the first quarter of 2019, we entered into ten interest rate swaps that hedge cash flow risk associated with changes in variable interest rates and that are designated as cash flow hedges for accounting purposes. At March 31, 2020, the notional value of these contracts was $400 million with a remaining weighted-average maturity of 2.0 years. At March 31, 2020, the fair value of these interest rate swaps was a net liability of $33.0 million, of which $8.8 million was included in accrued liabilities and $24.2 million was included in other liabilities on the condensed consolidated balance sheet. At December 31, 2019, the fair value of these interest rate swaps was a net liability of $15.0 million, of which $3.6 million was included in accrued liabilities and $11.4 million was included in other liabilities on the condensed consolidated balance sheet. The effect of these swaps is included in interest expense. Accordingly, $0.8 million was included in interest expense in the first quarter of 2020. The amount included in interest expense in the first quarter of 2019 was not significant.

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

There were no transfers in or out of any of the levels of the valuation hierarchy in the first three months of 2020.

Note 9 - Debt

	March 31,	December 31,
	2020	2019
Debt:
Short-term borrowings
Restricted cash borrowings(a)	$10.1	10.3
Other	4.0	4.0
Total short-term borrowings	$14.1	14.3

Long-term debt
Bank credit facilities:
Term loan A(b)	$757.2	767.0
Senior unsecured notes(c)	593.1	592.9
Revolving Credit Facility	326.0	115.0
Other	4.2	4.9
Financing leases	150.3	149.5
Total long-term debt	$1,830.8	1,629.3

Total debt	$1,844.9	1,643.6

Included in:
Current liabilities	$88.1	88.8
Noncurrent liabilities	1,756.8	1,554.8
Total debt	$1,844.9	1,643.6

(a)
These amounts are for short-term borrowings related to cash borrowed under lending arrangements used in the process of managing customer cash supply chains, which is currently classified as restricted cash and not available for general corporate purposes. See Note 13 for more details.

(b)	Amounts outstanding are net of unamortized debt costs of $2.8 million as of March 31, 2020 and $3.0 million as of December 31, 2019.

(c)	Amounts outstanding are net of unamortized debt costs of $6.9 million as of March 31, 2020 and $7.1 million as of December 31, 2019.

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

Loans under the Revolving Credit Facility mature five years after the amendment date (February 8, 2024). Principal payments are due quarterly for the amended Term Loan Facility equal to 1.25% of the initial loan amount with a final lump sum payment due on February 8, 2024. Interest rates for the Senior Secured Credit Facility are based on LIBOR plus a margin or an alternate base rate plus a margin. The Revolving Credit Facility allows us to borrow money or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of March 31, 2020, $674 million was available under the Revolving Credit Facility. The obligations under the Senior Secured Credit Facility are secured by a first-priority lien on all or substantially all of the assets of the Company and certain of its domestic subsidiaries, including a first-priority lien on equity interests of certain of the Company’s direct and indirect subsidiaries. The Company and certain of its domestic subsidiaries also guarantee the obligations under the Senior Secured Credit Facility.

The margin on both LIBOR and alternate base rate borrowings under the Senior Secured Credit Facility is based on the Company’s consolidated net leverage ratio. The margin on LIBOR borrowings, which can range from 1.25% to 2.00%, was 1.75% at March 31, 2020. The margin on alternate base rate borrowings, which can range from 0.25% to 1.00%, was 0.75% as of March 31, 2020. We also pay an annual commitment fee on the unused portion of the Revolving Credit Facility based on the Company’s consolidated net leverage ratio. The commitment fee, which can range from 0.15% to 0.30%, was 0.25% as of March 31, 2020.

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

Letter of Credit Facilities and Bank Guarantee Facilities
We have three committed letter of credit facilities totaling $80 million, of which approximately $31 million was available at March 31, 2020. At March 31, 2020, we had undrawn letters of credit and guarantees of $49 million issued under these facilities. A $10 million facility expires in April 2022, a $54 million facility expires in December 2022 and a $16 million facility expires in January 2024.

We have two uncommitted letter of credit facilities totaling $55 million, of which approximately $33 million was available at March 31, 2020. At March 31, 2020, we had undrawn letters of credit and guarantees of $22 million issued under these facilities. A $40 million facility expires in July 2020 and a $15 million facility has no expiration date.

The Senior Secured Credit Facility is also available for issuance of letters of credit and bank guarantees.

The Senior Secured Credit Facility, Senior Unsecured Notes, the Letter of Credit Facilities and Bank Guarantee Facilities contain various financial and other covenants. The financial covenants, among other things, limit our ability to provide liens, restrict fundamental changes, limit transactions with affiliates and unrestricted subsidiaries, restrict changes to our fiscal year and to organizational documents, limit asset dispositions, limit the use of proceeds from asset sales, limit sale and leaseback transactions, limit investments, limit the ability to incur debt, restrict certain payments to shareholders, limit negative pledges, limit the ability to change the nature of our business, provide for a maximum consolidated net leverage ratio and provide for minimum coverage of interest costs. If we were not to comply with the terms of our various financing agreements, the repayment terms could be accelerated and the commitments could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other financing agreements. We were in compliance with all covenants at March 31, 2020.

Note 10 - Credit losses

We are exposed to credit losses primarily through sales of our Core and High-Value services to customers with operations in the U.S. as well as customers in more than 100 countries outside the U.S. We typically invoice our customers on a monthly basis and payment terms are generally between 30 and 60 days.

We assess our financial assets on a pool basis by aggregating financial assets with similar risk characteristics. We have pooled the financial assets by geographical location, specifically by country, because of the similarities within each country such as customers, payment terms, and services offered. Loss experience is monitored for each pool and we determine historical loss rates for each pool. These historical loss rates are the main assumption used in estimating expected credit losses over the life of the financial assets.

We monitor the aging of accounts receivables by country and write off any accounts that are deemed uncollectible. We also monitor any significant economic events to identify any current or expected trends and risks within a pool that could impact the collectability of outstanding accounts receivables balances that were not contemplated or relevant during a previous period.

The following table is a rollforward of the allowance for bad debts for the three month period ending March 31, 2020.

Allowance for doubtful accounts:

(In millions)

December 31, 2019	$30.2
Cumulative effect of change in accounting principle	2.3
Provision for uncollectible accounts receivable(a)	12.3
Write-offs less recoveries	(6.6)
Foreign currency exchange effects	(0.9)
March 31, 2020	$37.3

(a)	The provision in 2020 includes a $9.4 million allowance related to the internal loss in our U.S global services operations. See Note 1 for details.

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

Outstanding awards at March 31, 2020 include performance share units, restricted stock units, deferred stock units, performance-based stock options, time-based stock options and certain awards that will be settled in cash.

Compensation Expense
Compensation expense is measured using the fair-value-based method.  Prior to 2020, for employee and director awards considered equity grants, compensation expense is recognized from the award or grant date to the earlier of the retirement-eligible date or the vesting date. In 2020, the retirement eligibility provisions for many employee awards were changed on a go-forward basis to require a six month notification period prior to actual retirement.  For these awards, we recognize expense from the grant date to the vesting date until notification of retirement is provided.  When notification is provided, we recognize the remaining expense over the six month notification period. For awards considered liability awards, compensation cost is based on the change in the fair value of the instrument for each reporting period and the percentage of the requisite service that has been rendered. Compensation cost associated with liability awards was not significant in the three months ended March 31, 2020 or the prior year periods.

Compensation expenses are classified as selling, general and administrative expenses in the condensed consolidated statements of operations. Compensation expenses for the share-based awards were as follows:

	Compensation Expense
	Three Months Ended March 31,
(in millions)	2020	2019

Performance share units	$4.6	5.8
Restricted stock units	1.3	2.0
Deferred stock units and fees paid in stock	0.3	0.3
Performance-based stock options	0.7	1.1
Time-based vesting stock options	0.3	0.2
Share-based payment expense	7.2	9.4
Income tax benefit	(1.6)	(2.2)
Share-based payment expense, net of tax	$5.6	7.2

Performance-Based Stock Options
In 2018, 2017 and 2016, we granted performance-based stock options that have a service condition as well as a market condition. In addition, some of the awards granted in 2016 contained a non-financial performance condition. We measure the fair value of these performance-based options at the grant date using a Monte Carlo simulation model.

The following table summarizes performance-based stock option activity during the first three months of 2020:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2019	1,191.1	$11.52
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding balance as of March 31, 2020	1,191.1	$11.52

Time-Based Stock Options
We granted time-based stock options that contain only a service condition. We measure the fair value of these time-based options at the grant date using a Black-Scholes-Merton option pricing model.

The following table summarizes time-based stock option activity during the first three months of 2020:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2019	127.0	$21.56
Granted	80.8	21.10
Forfeited	—	—
Exercised	—	—
Outstanding balance as of March 31, 2020	207.8	$21.38

Restricted Stock Units (“RSUs”)
We granted RSUs that contain only a service condition. We measure the fair value of RSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period.

The following table summarizes RSU activity during the first three months of 2020:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2019	172.7	$71.87
Granted	68.1	83.15
Forfeited	(5.4)	78.39
Conversion to cash settled awards(a)	(1.3)	72.80
Vested	(76.6)	67.14
Nonvested balance as of March 31, 2020	157.5	$78.83

(a)
Certain RSUs were modified in the first quarter of 2020 to change the awards' classification from share-settled to cash-settled. The weighted-average grant date fair value per share shown above is the removal of the original fair value.

Performance Share Units ("PSUs”)
We granted Internal Metric PSUs ("IM PSUs") and Total Shareholder Return PSUs ("TSR PSUs").

IM PSUs contain a performance condition as well as a service condition. We measure the fair value of these PSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period. For the IM PSUs granted in 2020, the performance period is from January 1, 2020 to December 31, 2022.

TSR PSUs contain a market condition as well as a service condition. We measure the fair value of PSUs containing a market condition at the grant date using a Monte Carlo simulation model.  For the TSR PSUs granted in 2020, the performance period is from January 1, 2020 to December 31, 2022.

The following table summarizes all PSU activity during the first three months of 2020:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2019	564.2	$70.10
Granted	242.7	84.60
Forfeited	(6.4)	76.12
Conversion to cash settled awards(a)	(4.6)	65.42
Vested(b)	(204.3)	56.72
Nonvested balance as of March 31, 2020	591.6	$80.64

(a)
Certain IM PSUs were modified in the first quarter of 2020 to change the awards' classification from share-settled to cash-settled. The weighted-average grant date fair value per share shown above is the removal of the original fair value.

(b)
The vested PSUs presented are based on the target amount of the award. In accordance with the terms of the underlying award agreements, the actual shares earned and distributed for the performance period ended December 31, 2019 were 394.0 thousand, compared to target shares of 204.3 thousand.

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

The following table summarizes all DSU activity during the first three months of 2020:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2019	12.1	$79.69
Granted	—	—
Vested	—	—
Nonvested balance as of March 31, 2020	12.1	$79.69

Note 12 - Capital Stock

Common Stock
At March 31, 2020, we had 100 million shares of common stock authorized and 50.5 million shares issued and outstanding.

Dividends
We paid regular quarterly dividends on our common stock during the last two years.  The payment of future dividends is at the discretion of the Board of Directors and is dependent on our future earnings, financial condition, shareholder equity levels, cash flow, business requirements and other factors.

Preferred Stock
At March 31, 2020, we had the authority to issue up to 2.0 million shares of preferred stock with a par value of $10 per share.

Share Repurchase Program
On February 6, 2020, our board of directors authorized a $250 million share repurchase authorization that expires on December 31, 2021. The authorization replaces our previous $200 million repurchase program, authorized by the board of directors in May 2017, which expired December 31, 2019. Under the $200 million repurchase program, we repurchased 1.3 million shares for approximately $94 million, or an average cost of $69.35 per share. There was approximately $106 million remaining available under the $200 million repurchase program when it expired. Under the $250 million repurchase program, we are not obligated to repurchase any specific dollar amount or number of shares.  The timing and volume of share repurchases may be executed at the discretion of management on an opportunistic basis, or pursuant to trading plans or other arrangements.  Share repurchases under this program may be made in the open market, in privately negotiated transactions, or otherwise. No shares have been repurchased under the $250 million share repurchase program.

Shares Used to Calculate Earnings per Share

	Three Months Ended March 31,
(In millions)	2020	2019

Weighted-average shares:
Basic(a)	50.6	50.0
Effect of dilutive stock awards and options	0.7	0.9
Diluted	51.3	50.9

Antidilutive stock awards and options excluded from denominator	0.4	0.1

(a)
We have deferred compensation plans for directors and certain of our employees.  Some amounts owed to participants are denominated in common stock units.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average common stock units credited to employees and directors under the deferred compensation plans.  Additionally, nonvested units containing only a service requirement are also included in the computation of basic weighted-average shares when the requisite service period has been completed. Accordingly, included in basic shares are 0.3 million in the three months ended March 31, 2020, and 0.3 million in the three months ended March 31, 2019.

Note 13 - Supplemental cash flow information

	Three Months Ended March 31,
(In millions)	2020	2019
Cash paid for:
Interest	$12.1	15.3
Income taxes, net	20.4	11.4

Argentina Currency Conversions
We have elected in the past and could continue in the future to repatriate cash from Brink's Argentina using different means to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms have settled at rates that are generally less favorable than the rates at which we remeasured the financial statements of Brink's Argentina. The net cash flows from these transactions are treated as operating cash flows as the financial instruments are purchased specifically for resale and are generally sold within a short period of time from the date of purchase. We did not have any such conversions in the first three months of 2020 or 2019.

Non-cash Investing and Financing Activities
We acquired $13.2 million in armored vehicles and other equipment under financing lease arrangements in the first three months of 2020 compared to $12.1 million in armored vehicles and other equipment acquired under financing lease arrangements in the first three months of 2019.

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

At March 31, 2020, we held $237.7 million of restricted cash ($10.1 million represented short-term borrowings, $176.4 million represented restricted cash held for customers, and $51.2 million represented accrued liabilities). At December 31, 2019, we held $158.0 million of restricted cash ($10.3 million represented short-term borrowings, $100.3 million represented restricted cash held for customers and $47.4 million represented accrued liabilities).

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

	March 31,	December 31,
(In millions)	2020	2019
Cash and cash equivalents	$274.4	311.0
Restricted cash	237.7	158.0
Total, cash, cash equivalents, and restricted cash in the condensed consolidated statements of cash flows	$512.1	469.0

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

Note 15 - Reorganization and Restructuring

Other Restructurings
Management periodically implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized net costs of $3.5 million in the first three months of 2019 and $5.6 million in the first three months of 2020, primarily severance costs. For the current restructuring actions, we expect to incur additional costs between $1 million and $2 million in future periods.

The following table summarizes the costs incurred, payments and utilization, and foreign currency exchange effects of other restructurings:

(In millions)	Severance Costs	Other	Total

Balance as of January 1, 2020	$7.0	—	7.0
Expense	5.1	0.5	5.6
Payments and utilization	(7.3)	(0.5)	(7.8)
Foreign currency exchange effects	(0.3)	—	(0.3)
Balance as of March 31, 2020	$4.5	—	4.5

Note 16 - Subsequent Events

Incremental Amendment to Term Loan Facility
On April 1, 2020, we entered into an incremental amendment (the “Incremental Amendment”) with Bank of America, N.A., as administrative agent and the lenders party thereto. The Incremental Amendment relates to the senior secured credit facility, dated as of October 17, 2017, as previously amended on February 8, 2019 (the “Senior Secured Credit Facility”).

The execution of the Incremental Amendment, among other things, increases the term loan commitments under the Senior Secured Credit Facility by $590 million (the “Incremental Term Loans”). The proceeds of the Incremental Term Loans will be used to (i) pay fees, costs and expenses incurred in connection with the transactions contemplated by the Incremental Amendment and (ii) finance working capital needs, capital expenditures, permitted acquisitions (including the acquisition of the majority of the cash business of U.K.-based G4S plc) and other general corporate purposes.

The Incremental Term Loans have the same maturity date, February 8, 2024, and pricing terms as the existing loans under the Senior Secured Credit Facility.

Acquisition of Cash Management Operations
On February 26, 2020, we announced that we agreed to purchase the majority of the cash management operations from U.K.-based G4S plc, with closings planned in multiple phases in 2020. As discussed in Note 6, on March 9, 2020 we acquired the G4Si business, which specializes in secure logistics and storage services. On April 6, 2020 we acquired cash management operations in the Netherlands, Belgium, Ireland and Hong Kong. On April 20, 2020 we acquired additional operations in Cyprus, the Czech Republic and Romania. Additionally, on April 28, 2020 we acquired cash management and secure solutions operations in Malaysia and the Dominican Republic. The G4S businesses acquired and to be acquired, which are located primarily in Europe and Asia, generate approximately $800 million in annual revenues.

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

RESULTS OF OPERATIONS

COVID-19 Pandemic Impact
We are closely monitoring developments related to the ongoing coronavirus (COVID-19) pandemic, which has created global volatility, uncertainty and economic disruption.  We have taken and continue to take steps to mitigate the potential risks to our employees, our customers and our business around the world.  We are focused on three priorities:

•	Protecting our people and providing essential services to our customers;

•	Preserving cash and optimizing profitability; and

•	Positioning Brink’s to be stronger on the other side of the crisis.

The COVID-19 pandemic began to have a material adverse impact on our results of operations in the quarter ended March 31, 2020. It first affected our operations in Asia, and then in early March moved sequentially through Europe, North America and South America. Government-imposed mandatory closures and other restrictions across our key global markets have contributed to a reduction in global commerce, reducing the demand for our services and lowering volumes. As a result, we have experienced reduced revenues as some of our customers canceled or suspended service. Consequently, we began to align our cost structure to the reduced demand for our services, including through employee lay-offs, furloughs and pay reductions across our global operations.
As of the date of this filing, significant uncertainty exists with respect to the magnitude of the impact and duration of the COVID-19 pandemic. However, we expect that the COVID-19 pandemic will impact each of our businesses and segments differently. As health and economic conditions around the world have continued to worsen, this has impacted, and may continue to impact, how we do business and the services that we provide.  We expect a negative impact on volumes, revenues and operating results while the COVID-19 pandemic continues. To address this negative impact, during the quarter ended March 31, 2020, we began taking steps to reduce expenses including reducing headcount, managing overtime, reducing salaries and benefits, limiting non-safety-related fleet maintenance, eliminating non-essential travel and other expenses, as well as pursuing government assistance (where available). The extent of the impact will depend on future developments, including the duration and spread of the pandemic and related government restrictions, all of which are uncertain and cannot be predicted.
In addition, we cannot predict whether future developments associated with the COVID-19 pandemic will have a materially adverse effect on our long-term liquidity position. During the quarter ended March 31, 2020, in addition to the steps we began taking to reduce expenses, we also began taking steps to reduce capital expenditures, including suspending our fleet replacement program, and optimizing our working capital in order to conserve our liquidity.  We believe we continue to have sufficient liquidity to meet our current obligations.  This is, however, a rapidly evolving situation, and we cannot predict the extent or duration of the ongoing COVID-19 pandemic, the effects of it on the global, national or local economy, including the impacts on our ability to access capital, or its effects on our business, financial position, results of operations, and cash flows.
We will continue to monitor developments affecting our employees, customers and operations and take additional steps to address the spread of COVID-19 and its impacts, as necessary.
Refer to the “Liquidity and Capital Resources” section below, as well as Part II. Item 1A, “Risk Factors” for further discussion.

Consolidated Review

GAAP and Non-GAAP Financial Measures
We provide an analysis of our operations below on both a generally accepted accounting principles (“GAAP”) and non-GAAP basis.  The purpose of the non-GAAP information is to report our operating profit, income from continuing operations and earnings per share without certain income and expense items that do not reflect the regular earnings of our operations.  The non-GAAP financial measures are intended to provide investors with a supplemental comparison of our operating results and trends for the periods presented. Our management believes these measures are also useful to investors as they allow investors to evaluate our performance using the same metrics that our management uses to evaluate past performance and prospects for future performance. We do not consider these items to be reflective of our core operating performance due to the variability of these items from period-to-period in terms of size, nature and significance.  The non-GAAP adjustments used to reconcile our GAAP results are described on pages 37–38 and are reconciled to comparable GAAP measures on pages 42–44.

Definition of Organic Growth
Organic growth represents the change in revenues or operating profit between the current and prior period, excluding the effect of acquisitions and dispositions and changes in currency exchange rates. See definitions on page 36.

	Three Months Ended March 31,		%
(In millions, except for per share amounts)	2020	2019	Change
GAAP
Revenues	872.8	905.0	(4)
Cost of revenues	693.4	702.7	(1)
Selling, general and administrative expenses	148.1	141.7	5
Operating profit	26.2	58.4	(55)
Income (loss) from continuing operations(a)	1.8	13.7	(87)
Diluted EPS from continuing operations(a)	0.03	0.27	(89)

Non-GAAP(b)
Non-GAAP revenues	872.8	905.0	(4)
Non-GAAP operating profit	63.1	84.8	(26)
Non-GAAP income from continuing operations(a)	18.4	41.0	(55)
Non-GAAP diluted EPS from continuing operations(a)	0.36	0.81	(56)

(a)	Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.

(b)	Non-GAAP results are reconciled to the applicable GAAP results on pages 42–44.

GAAP Basis
Analysis of Consolidated Results: First Quarter 2020 versus First Quarter 2019
Consolidated Revenues  Revenues decreased $32.2 million due to the unfavorable impact of currency exchange rates ($59.5) and an organic decrease in Rest of World ($8.2 million), partially offset by organic growth in South America ($17.4 million) and North America ($8.5 million), and the favorable impact of acquisitions ($9.6 million). The unfavorable currency impact was driven by the Argentine peso and Brazilian real. Revenues increased 2% on an organic basis due mainly to higher average selling prices in Argentina (including the effects of inflation), and organic revenue growth in Mexico and the U.S. due to volume growth and price increases. See above for our definition of “organic.”

Consolidated Costs and Expenses  Cost of revenues decreased 1% to $693.4 million primarily due to changes in currency exchange rates, partially offset by organic increases in labor and other operational costs. Selling, general and administrative costs increased 5% to $148.1 million due to charges related to the internal loss in the U.S. global services operations and the impact of acquisitions, including integration costs, partially offset by changes in currency exchange rates and corporate expenses.

Consolidated Operating Profit  Operating profit decreased $32.2 million due mainly to:

•
unfavorable changes in currency exchange rates ($15.1 million) driven by the Argentine peso and Brazilian real and higher foreign currency transaction losses, partially offset by lower costs related to the impact of highly inflationary accounting in Argentina,

•	the following items included in “Other items not allocated to segments”:

◦	higher charges incurred, primarily bad debt expense, related to an internal loss in the U.S. global services operations ($9.6 million),

◦	higher costs related to business acquisitions and dispositions ($1.7 million), primarily from the impact of acquisition-related charges and intangible asset amortization in the first quarter of 2020

•	organic decreases in North America ($10.6 million) and Rest of World ($8.5 million), partially offset by:

•	an organic increase in South America ($11.6 million),

•	lower corporate expenses ($3.2 million on an organic basis), and

•	the favorable operating impact of business acquisitions and dispositions ($0.7 million), excluding intangible amortization and acquisition-related charges.

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Income from continuing operations attributable to Brink’s shareholders decreased $11.9 million to $1.8 million primarily due to the operating profit decrease mentioned above and higher interest and other nonoperating expense ($4.4 million), partially offset by lower income tax expense ($21.9 million) and interest expense ($3.0 million). Earnings per share from continuing operations was $0.03, down from $0.27 in the first quarter of 2019.

Non-GAAP Basis
Analysis of Consolidated Results: First Quarter 2020 versus First Quarter 2019
Non-GAAP Consolidated Revenues  Non-GAAP revenues decreased $32.2 million due to the unfavorable impact of currency exchange rates ($59.5) and an organic decrease in Rest of World ($8.2 million), partially offset by organic growth in South America ($17.4 million) and North America ($8.5 million), and the favorable impact of acquisitions ($9.6 million). The unfavorable currency impact was driven by the Argentine peso and Brazilian real. Non-GAAP revenues increased 2% on an organic basis due mainly to higher average selling prices in Argentina (including the effects of inflation) and organic revenue growth in Mexico and the U.S. due to volume growth and price increases. See above for our definition of “organic.”

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit decreased $21.7 million due mainly to:

•	unfavorable changes in currency exchange rates ($18.1 million) driven by the Argentine peso and Brazilian real and higher foreign currency transaction losses, and

•	organic decreases in North America ($10.6 million) and Rest of World ($8.5 million), partially offset by:

•	an organic increase in South America ($11.6 million),

•	lower corporate expenses ($3.2 million on an organic basis), and

•	the favorable operating impact of business acquisitions and dispositions ($0.7 million), excluding intangible amortization and acquisition-related charges.

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders decreased $22.6 million to $18.4 million due to the operating profit decrease mentioned above and higher interest and other nonoperating expense ($2.6 million), partially offset by lower interest expense ($2.2 million). Earnings per share from continuing operations was $0.36, down from $0.81 in the first quarter of 2019.

Revenues and Operating Profit by Segment: First Quarter 2020 versus First Quarter 2019

		Organic	Acquisitions /			% Change
(In millions)	1Q'19	Change	Dispositions(a)	Currency(b)	1Q'20	Total	Organic
Revenues:
North America	$434.5	8.5	5.0	(3.7)	444.3	2	2
South America	230.3	17.4	0.7	(50.5)	197.9	(14)	8
Rest of World	240.2	(8.2)	3.9	(5.3)	230.6	(4)	(3)
Segment revenues(e)	905.0	17.7	9.6	(59.5)	872.8	(4)	2

Revenues - GAAP	$905.0	17.7	9.6	(59.5)	872.8	(4)	2

Operating profit:
North America	$44.0	(10.6)	0.2	(0.6)	33.0	(25)	(24)
South America	43.0	11.6	0.5	(13.5)	41.6	(3)	27
Rest of World	23.8	(8.5)	—	(0.3)	15.0	(37)	(36)
Segment operating profit	110.8	(7.5)	0.7	(14.4)	89.6	(19)	(7)
Corporate(c)	(26.0)	3.2	—	(3.7)	(26.5)	2	(12)
Operating profit - non-GAAP	84.8	(4.3)	0.7	(18.1)	63.1	(26)	(5)

Other items not allocated to segments(d)	(26.4)	(11.8)	(1.7)	3.0	(36.9)	40	45
Operating profit - GAAP	$58.4	(16.1)	(1.0)	(15.1)	26.2	(55)	(28)
Amounts may not add due to rounding.

(a)
Non-GAAP amounts include the impact of prior year comparable period results for acquired and disposed businesses. GAAP results also include the impact of acquisition-related intangible amortization, restructuring and other charges, and disposition-related gains/losses.

(b)
The amounts in the “Currency” column consist of the effects of Argentina devaluations under highly inflationary accounting and the sum of monthly currency changes. Monthly currency changes represent the accumulation throughout the year of the impact on current period results of changes in foreign currency rates from the prior year period.

(c)	Corporate expenses are not allocated to segment results. Corporate expenses include salaries and other costs to manage the global business and to perform activities required by public companies.

(d)	See pages 37–38 for more information.

(e)	Segment revenues equal our total reported non-GAAP revenues.

Analysis of Segment Results: First Quarter 2020 versus First Quarter 2019

North America
Revenues increased 2% ($9.8 million) primarily due to 2% organic growth ($8.5 million) and the favorable impact of acquisitions ($5.0 million), partially offset by the unfavorable impact of currency exchange rates ($3.7 million) mostly from the Mexican peso. Organic revenue increased from volume and price growth in Mexico and the U.S. Operating profit decreased 25% ($11.0 million) driven by organic decreases in the U.S. and Canada due to higher labor costs relative to volumes, partially due to the impact of the COVID-19 pandemic, as well as unfavorable currency ($0.6 million).

South America
Revenues decreased 14% ($32.4 million) primarily due to the unfavorable impact of currency exchange rates ($50.5 million), primarily from the Argentine peso and Brazilian real, partially offset by 8% organic growth ($17.4 million), driven by inflation based price increases in Argentina, and the favorable impact of acquisitions and dispositions ($0.7 million). Operating profit was down 3% ($1.4 million) due to unfavorable currency ($13.5 million), mostly offset by organic growth ($11.6 million) and the favorable impact of acquisitions and dispositions ($0.5 million). The organic profit increase was driven by organic revenue growth in Argentina, and slightly offset by the impact of the COVID-19 pandemic.

Rest of World
Revenues decreased 4% ($9.6 million) due to a 3% organic decrease ($8.2 million) and the unfavorable impact of currency exchange rates ($5.3 million), partially offset by the favorable impact of acquisitions and dispositions ($3.9 million). The organic decrease was primarily due to lower volumes in France, Hong Kong and India, largely driven by the impact of the COVID-19 pandemic. Operating profit decreased 37% ($8.8 million) due to an organic decrease ($8.5 million) and unfavorable currency ($0.3 million). The organic decrease was primarily related to revenue declines in France, Hong Kong and India.

Income and Expense Not Allocated to Segments

Corporate Expenses

	Three Months Ended March 31,		%
(In millions)	2020	2019	change
General, administrative and other expenses	$(27.3)	(27.1)	1
Foreign currency transaction gains (losses)	(2.7)	0.9	unfav
Reconciliation of segment policies to GAAP	3.5	0.2	fav
Corporate expenses	$(26.5)	(26.0)	2

Corporate expenses for the first three months of 2020 increased $0.5 million versus the prior year period primarily driven by foreign currency transaction losses in the current year quarter versus transaction gains in the prior year period. These factors were partially offset by a reduction in bad debt expense as part of the reconciliation of segment accounting policies to U.S. GAAP. This bad debt expense decrease excludes the impact of the internal loss in our U.S. global services operations described on the next page. Corporate expenses include former non-segment and regional management costs, currency transaction gains and losses, costs related to global initiatives and adjustments to reconcile segment accounting policies to U.S. GAAP.

Other Items Not Allocated to Segments

	Three Months Ended March 31,		%
(In millions)	2020	2019	change

Operating profit:
Reorganization and Restructuring	(5.6)	(3.5)	60
Acquisitions and dispositions	(19.1)	(17.2)	11
Argentina highly inflationary impact	(2.4)	(4.3)	(44)
Internal loss	(9.6)	—	unfav
Reporting compliance	(0.2)	(1.4)	(86)
Operating profit	$(36.9)	(26.4)	40

The impact of other items not allocated to segments was a loss of $36.9 million in the first three months of 2020 versus the prior year period loss of $26.4 million. The change was primarily due to net charges recognized in the current year period related to an internal loss in the U.S. global services operations. We also reported an increase in reorganization and restructuring expenses and higher costs related to acquisitions and dispositions. These factors were partially offset by the reduced impact of highly inflationary accounting in Argentina and a decrease in costs related to reporting compliance.
Reorganization and Restructuring
Other Restructurings
Management periodically implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized charges of $3.5 million in the first three months of 2019 and $5.6 million in the first three months of 2020, primarily severance costs. When completed, the current restructuring actions will reduce our workforce by 600 to 700 positions and result in approximately $6 million in annualized cost savings. For the current restructuring actions, we expect to incur additional costs between $1 million and $2 million in future periods. These estimates will be updated as management targets additional sections of our business.
Due to the unique circumstances around these charges, they have not been allocated to segment results and are excluded from non-GAAP results. Charges related to the employees, assets, leases and contracts impacted by these restructuring actions were excluded from the segments and corporate expenses as shown in the table below.

	Three Months Ended March 31,		%
(In millions)	2020	2019	change
Reportable Segments:
North America	$—	(1.0)	(100)
South America	(1.9)	(0.6)	unfav
Rest of World	(3.5)	(1.4)	unfav
Total reportable segments	(5.4)	(3.0)	80
Corporate items	(0.2)	(0.5)	(60)
Total	$(5.6)	(3.5)	60

Acquisitions and dispositions Certain acquisition and disposition items that are not considered part of the ongoing activities of the business and are special in nature are consistently excluded from segment and non-GAAP results. These items are described below:
2020 Acquisitions and Dispositions

•	Amortization expense for acquisition-related intangible assets was $7.2 million in the first three months of 2020.

•	We incurred $5.5 million in integration costs, primarily related to Dunbar and TVS, in the first three months of 2020.

•	Transaction costs related to business acquisitions were $5.5 million in the first three months of 2020.

•	Restructuring costs related to acquisitions, primarily Dunbar, were $0.4 million in the first three months of 2020.

2019 Acquisitions and Dispositions

•	We incurred $4.6 million in integration costs related to Dunbar in the first three months of 2019.

•	Amortization expense for acquisition-related intangible assets was $6.4 million in the first three months of 2019.

•	Restructuring costs related to our Dunbar and Rodoban acquisitions were $2.5 million in the first three months of 2019.

•	Transaction costs related to business acquisitions were $0.4 million in the first three months of 2019.

•	Compensation expense related to the retention of key Dunbar employees was $1.5 million in the first three months of 2019.

•
In the first three months of 2019, we recognized $1.7 million in net charges, primarily asset impairment and severance costs, related to the exit from our top-up prepaid mobile phone business in Brazil.

Argentina highly inflationary impact Beginning in the third quarter of 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, Argentine peso-denominated monetary assets and liabilities are now remeasured at each balance sheet date to the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In addition, nonmonetary assets retain a higher historical basis when the currency is devalued. The higher historical basis results in incremental expense being recognized when the nonmonetary assets are consumed. In the first three months of 2020, we recognized $2.4 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $1.6 million. In the first three months of 2019, we recognized $4.3 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $3.9 million. These amounts are excluded from segment and non-GAAP results.

Internal loss A former non-management employee in our U.S. global services operations embezzled funds from Brink's in prior years. Except for a small deductible amount, the amount of the internal loss related to the embezzlement was covered by our insurance. In an effort to cover up the embezzlement, the former employee intentionally misstated the underlying accounts receivable subledger data. In 2019, we incurred $4.5 million in costs (primarily third party expenses) to reconstruct the accounts receivables subledger. In the first quarter of 2020, we incurred an additional $0.2 million in costs related to this activity.

In the third quarter of 2019, we were able to identify $4.0 million of revenues billed and collected in prior periods which had never been recorded in the general ledger. We also identified and recorded $0.3 million in bank fees, which had been incurred in prior periods. The rebuild of the subledger was substantially completed during the third quarter of 2019. Based on the reconstructed subledger, we were able to analyze and quantify the uncollected receivables from prior periods. Although we plan to attempt to collect these receivables, we estimated an increase to bad debt expense of $13.7 million in the third quarter of 2019.

The estimate of the allowance for doubtful accounts was adjusted in the fourth quarter of 2019 for an additional $6.4 million and again in the first quarter of 2020 for an additional $9.4 million. This estimate will be adjusted in future periods, if needed, as assumptions related to the collectability of these accounts receivable change.  At March 31, 2020, we have recorded a $23.0 million allowance on $30.2 million of accounts receivable, or 76%. Due to the unusual nature of this internal loss and the related errors in the subledger data, along with the fact that management has excluded these amounts when evaluating internal performance, we have excluded these net charges from segment and non-GAAP results.

Reporting compliance Certain compliance costs (primarily third party expenses) are excluded from segment and non-GAAP results. These costs relate to the implementation and January 1, 2019 adoption of the new lease accounting standard ($0.2 million in the first three months of 2020 and $1.0 million in the first three months of 2019). We also incurred $0.4 million in costs related to mitigation of material weaknesses in the first three months of 2019. We did not incur any such costs in the first three months of 2020.

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

Our international operations conduct a majority of their business in local currencies. Because our financial results are reported in U.S. dollars, they are affected by changes in the value of various local currencies in relation to the U.S. dollar. Recent strengthening of the U.S. dollar has reduced our reported U.S. dollar revenues and operating profit and may continue in 2020.

At March 31, 2020, Argentina's economy remains highly inflationary for accounting purposes. At March 31, 2020, we had net monetary assets denominated in Argentine pesos of $22.8 million (including cash of $19.7 million) and net nonmonetary assets of $151.0 million (including $99.8 million of goodwill). At March 31, 2020, we had no equity securities denominated in Argentine pesos.

During September 2019, the Argentine government announced currency controls on both companies and individuals. Under the exchange procedures implemented by the central bank, approval is required for many transactions, including dividend repatriation abroad.

We have in the past and may elect in the future to utilize other market mechanisms to convert Argentine pesos into U.S. dollars.  Conversions under these other market mechanisms have settled at rates that are generally less favorable than the rates at which we remeasured the financial statements of Brink's Argentina.  We did not have any such conversions losses in the three months ended March 31, 2020.

Although the Argentine government has implemented currency controls, Brink’s management continues to provide guidance and strategic oversight, including budgeting and forecasting for Brink’s Argentina. We continue to control our Argentina business for purposes of consolidation of our financial statements and continue to monitor the situation in Argentina.

Changes in exchange rates may also affect transactions that are denominated in currencies other than the functional currency.  From time to time, we use short term foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At March 31, 2020, the notional value of our short term outstanding foreign currency forward and swap contracts was $722 million with average contract maturities of approximately one month.  These short term foreign currency forward and swap contracts primarily offset exposures in the British pound and the Brazilian real.  Additionally, these short term contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings. At March 31, 2020, the fair value of our short term foreign currency contracts was a net liability of approximately $5.4 million, of which $3.5 million was included in prepaid expenses and other and $8.9 million was included in accrued liabilities on the condensed consolidated balance sheet. At December 31, 2019, the fair value of these foreign currency contracts was a net asset of approximately $0.6 million, of which $0.8 million was included in prepaid expenses and other and $0.2 million was included in accrued liabilities on the condensed consolidated balance sheet.

We recognized gains of $1.3 million on our short term foreign currency contracts in the first three months of 2020 and gains of $3.9 million in the first three months of 2019 which are included in other operating income and expense. We additionally recognized losses of $7.7 million in the first three months of 2020 which are included in interest and other nonoperating income and expense since these contracts related to our business acquisitions.

We also have a long term cross currency swap contract to hedge exposure in Brazilian real, which is designated as a cash flow hedge for accounting purposes. At March 31, 2020, the notional value of this long term contract was $116 million with a weighted-average maturity of approximately 2.3 years. At March 31, 2020, the fair value of the long term cross currency swap contract was a $28.4 million net asset, of which a $3.0 million asset is included in prepaid expenses and other and a $25.4 million asset is included in other assets on the condensed consolidated balance sheet. At December 31, 2019, the fair value of the long term cross currency swap contract was a $2.1 million net asset, of which a $4.9 million asset is included in other assets and a $2.8 million liability is included in accrued liabilities on the condensed consolidated balance sheet.

We recognized net gains of $25.4 million on this contract, of which gains of $26.1 million were included in other operating income (expense) to offset transaction losses of $26.1 million and expenses of $0.7 million were included in interest expense in the first three months of 2020. In the first three months of 2019, we recognized net gains of $2.4 million on this contract, of which gains of $3.8 million were included in other operating income (expense) to offset transaction losses of $3.8 million and expenses of $1.4 million were included in interest expense.

See Note 1 to the condensed consolidated financial statements for a description of how we account for currency remeasurement for Argentine subsidiaries, beginning July 1, 2018 under the heading, "Argentina".

Other Operating Income (Expense)

Other operating income (expense) includes amounts included in segment results as well as income and expense not allocated to segments.

	Three Months Ended March 31,		%
(In millions)	2020	2019	change
Foreign currency items:
Transaction losses	$(5.6)	(6.9)	(19)
Derivative instrument gains	1.3	3.9	(67)
Gains (losses) on sale of property and other assets	(0.2)	0.1	unfav
Impairment losses	(2.0)	(1.2)	67
Share in earnings of equity affiliates	—	0.2	(100)
Royalty income	1.1	1.2	(8)
Other gains (losses)	0.3	0.5	(40)
Other operating income (expense)	$(5.1)	(2.2)	unfav
Other operating income (expense) was $5.1 million of expense in the first three months of 2020 versus $2.2 million of expense in the prior year period. The change from the prior year quarter was primarily due to higher derivative instrument gains in the first three months of 2019.

Nonoperating Income and Expense

Interest expense

	Three Months Ended March 31,		%
(In millions)	2020	2019	change
Interest expense	$20.0	23.0	(13)

Interest expense was lower in the first three months of 2020 compared to the prior year period primarily due to lower short-term borrowings as well as lower interest rate levels on variable rate long-term debt.

Interest and other nonoperating income (expense)

	Three Months Ended March 31,		%
(In millions)	2020	2019	change
Interest income	$1.1	1.2	(8)
Loss on equity securities	(2.5)	(0.1)	unfav
Foreign currency transaction losses	(0.2)	—	unfav
Derivative instrument losses(a)	(7.7)	—	unfav
Retirement benefit cost other than service cost	(9.0)	(9.7)	(7)
Non-income taxes on intercompany billings(b)	(0.9)	(1.0)	(10)
Venezuela operations(c)	—	(0.5)	(100)
Gain on disposition of subsidiary(d)	4.7	—	fav
Other	(1.1)	(1.1)	—
Interest and other nonoperating income (expense)	$(15.6)	(11.2)	39

(a)	Represents loss on foreign currency forward contracts related to acquisition of business operations from G4S.

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

(d)	Gain on the sale of our former French security services subsidiary in the first quarter of 2020.

Income Taxes

	Three Months Ended March 31,
	2020	2019
Continuing operations
Provision (benefit) for income taxes (in millions)	$(12.2)	9.7
Effective tax rate	129.8%	40.1%

Effective Tax Rate
Our effective tax rate may fluctuate materially from these estimates due to changes in pre-tax earnings, permanent book-tax differences, changes in the expected amount and geographical mix of earnings, changes in current or deferred taxes due to legislative changes, changes in valuation allowances or accruals for contingencies, changes in distributions of share-based payments, changes in U.S. taxable income, changes in guidance and additional legislative changes related to the Tax Reform Act, and other factors.

Noncontrolling Interests

	Three Months Ended March 31,		%
(In millions)	2020	2019	change
Net income attributable to noncontrolling interests	$1.0	0.8	25

The $1.0 million of net income attributable to noncontrolling interests in the first three months of 2020 is consistent with the $0.8 million net income attributable to noncontrolling interests in the first three months of 2019.

Non-GAAP Results Reconciled to GAAP

Non-GAAP results described in this filing are financial measures that are not required by or presented in accordance with GAAP. The purpose of the non-GAAP results is to report financial information from the primary operations of our business by excluding the effects of certain income and expenses that do not reflect the ordinary earnings of our operations. The specific items excluded have not been allocated to segments, are described in detail on pages 37–38, and are reconciled to comparable GAAP measures below.

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

	YTD '20			YTD '19
(In millions, except for percentages)	Pre-tax	Tax	Effective tax rate	Pre-tax	Tax	Effective tax rate
Effective Income Tax Rate(a)
GAAP	$(9.4)	(12.2)	129.8%	$24.2	9.7	40.1%
Retirement plans(d)	7.7	1.8		8.4	1.9
Venezuela operations(e)	—	—		0.5	—
Reorganization and Restructuring(b)	5.6	1.3		3.5	1.0
Acquisitions and dispositions(b)	22.8	2.1		18.7	1.7
Argentina highly inflationary impact(b)	2.4	(0.2)		4.3	—
Internal loss(b)	9.6	2.2		—	—
Reporting compliance(b)	0.2	—		1.4	—
Income tax rate adjustment(c)	—	24.4		—	4.9
Non-GAAP	$38.9	19.4	49.8%	$61.0	19.2	31.4%

Amounts may not add due to rounding.

(a)	From continuing operations.

(b)
See “Other Items Not Allocated To Segments” on pages 37–38 for details.  We do not consider these items to be reflective of our core operating performance due to the variability of such items from period-to-period in terms of size, nature and significance.

(c)
Non-GAAP income from continuing operations and non-GAAP EPS have been adjusted to reflect an effective income tax rate in each interim period equal to the full-year non-GAAP effective income tax rate. The full-year non-GAAP effective tax rate is estimated at 49.8% for 2020 and was 31.4% for 2019.

(d)
Our U.S. retirement plans are frozen and costs related to these plans are excluded from non-GAAP results. Certain non-U.S. operations also have retirement plans. Settlement charges related to these non-U.S. plans are also excluded from non-GAAP results.

(e)
Post-deconsolidation funding of ongoing costs related to our Venezuelan operations was $0.9 million in 2019 and was expensed as incurred and reported in interest and other nonoperating income (expense). We do not expect any future funding of the Venezuela business, as long as current U.S. sanctions remain in effect.

Non-GAAP Results Reconciled to GAAP

	Three Months Ended March 31,
(In millions, except for percentages and per share amounts)	2020	2019
Revenues:
GAAP	$872.8	905.0
Non-GAAP	$872.8	905.0

Operating profit:
GAAP	$26.2	58.4
Reorganization and Restructuring(b)	5.6	3.5
Acquisitions and dispositions(b)	19.1	17.2
Argentina highly inflationary impact(b)	2.4	4.3
Internal loss(b)	9.6	—
Reporting compliance(b)	0.2	1.4
Non-GAAP	$63.1	84.8

Operating margin:
GAAP margin	3.0%	6.5%
Non-GAAP margin	7.2%	9.4%

Interest expense:
GAAP	$(20.0)	(23.0)
Acquisitions and dispositions(b)	0.7	1.5
Non-GAAP	$(19.3)	(21.5)

Interest and other nonoperating income (expense):
GAAP	$(15.6)	(11.2)
Retirement plans(d)	7.7	8.4
Venezuela operations(e)	—	0.5
Acquisitions and dispositions(b)	3.0	—
Non-GAAP	$(4.9)	(2.3)

Provision for income taxes:
GAAP	$(12.2)	9.7
Retirement plans(d)	1.8	1.9
Reorganization and Restructuring(b)	1.3	1.0
Acquisitions and dispositions(b)	2.1	1.7
Argentina highly inflationary impact(b)	(0.2)	—
Internal loss(b)	2.2	—
Income tax rate adjustment(c)	24.4	4.9
Non-GAAP	$19.4	19.2

Amounts may not add due to rounding.
See page 42 for footnote explanations.

	Three Months Ended March 31,
(In millions, except for percentages and per share amounts)	2020	2019
Net income (loss) attributable to noncontrolling interests:
GAAP	$1.0	0.8
Reorganization and Restructuring(b)	0.1	—
Non-GAAP	$1.1	0.8

Income (loss) from continuing operations attributable to Brink's:
GAAP	$1.8	13.7
Retirement plans(d)	5.9	6.5
Venezuela operations(e)	—	0.5
Reorganization and Restructuring(b)	4.2	2.5
Acquisitions and dispositions(b)	20.7	17.0
Argentina highly inflationary impact(b)	2.6	4.3
Internal loss(b)	7.4	—
Reporting compliance(b)	0.2	1.4
Income tax rate adjustment(c)	(24.4)	(4.9)
Non-GAAP	$18.4	41.0

Diluted EPS:
GAAP	$0.03	0.27
Retirement plans(d)	0.12	0.13
Venezuela operations(e)	—	0.01
Reorganization and Restructuring(b)	0.08	0.05
Acquisitions and dispositions(b)	0.40	0.33
Argentina highly inflationary impact(b)	0.05	0.09
Internal loss(b)	0.14	—
Reporting compliance(b)	—	0.03
Income tax rate adjustment(c)	(0.48)	(0.10)
Non-GAAP	$0.36	0.81

Amounts may not add due to rounding.

See page 42 for footnote explanations.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows from operating activities increased by $51.4 million in the first three months of 2020 as compared to the first three months of 2019.  Cash used for investing activities decreased by $53.8 million in the first three months of 2020 compared to the first three months of 2019. We financed our liquidity needs in the first three months of 2020 with cash flows from long-term debt.

Operating Activities

	Three Months Ended March 31,		$
(In millions)	2020	2019	change
Cash flows from operating activities
Operating activities - GAAP	$13.4	(38.0)	51.4
(Increase) decrease in restricted cash held for customers	(81.2)	36.8	(118.0)
(Increase) decrease in certain customer obligations(a)	6.2	(11.3)	17.5
Operating activities - non-GAAP	$(61.6)	(12.5)	(49.1)

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

Non-GAAP cash flows from operating activities is a supplemental financial measure that is not required by, or presented in accordance with, GAAP. The purpose of this non-GAAP measure is to report financial information excluding restricted cash held for customers and the impact of cash received and processed in certain of our secure cash management services operations. We believe this measure is helpful in assessing cash flows from operations, enables period-to-period comparability and is useful in predicting future operating cash flows. This non-GAAP measure should not be considered as an alternative to cash flows from operating activities determined in accordance with GAAP and should be read in conjunction with our condensed consolidated statements of cash flows.

GAAP
Cash flows from operating activities increased by $51.4 million in the first three months of 2020 compared to the same period in 2019.  The increase was attributed to the $118.0 million increase in restricted cash held for customers, partially offset by changes in customer obligations related to certain of our secure cash management services operations (cash held for customers decreased by $6.2 million in 2020 compared to an increase of $11.3 million in 2019) and changes in working capital.

Non-GAAP
Non-GAAP cash flows from operating activities decreased by $49.1 million in the first three months of 2020 as compared to the same period in 2019.  The decrease was attributed to changes in working capital.

Investing Activities

	Three Months Ended March 31,		$
(In millions)	2020	2019	change
Cash flows from investing activities
Capital expenditures	$(30.2)	(35.2)	5.0
Acquisitions, net of cash acquired	(73.3)	(129.9)	56.6
Dispositions, net of cash disposed	(3.0)	—	(3.0)
Marketable securities:
Purchases	(0.1)	(1.1)	1.0
Sales	0.4	0.4	—
Proceeds from sale of property and equipment	1.0	1.6	(0.6)
Acquisition of customer contracts	(5.2)	—	(5.2)
Investing activities	$(110.4)	(164.2)	53.8

Cash used by investing activities decreased by $53.8 million in the first three months of 2020 versus the first three months of 2019.  The decrease was primarily due to lower amounts paid for acquisitions.

Capital expenditures and depreciation and amortization were as follows:

	Three Months Ended March 31,		$	Full Year
(In millions)	2020	2019	change	2019
Property and equipment acquired during the period
Capital expenditures:(a)
North America	$12.3	16.4	(4.1)	76.6
South America	6.9	9.7	(2.8)	44.4
Rest of World	7.6	6.8	0.8	33.5
Corporate	3.4	2.3	1.1	10.3
Capital expenditures - GAAP and non-GAAP	$30.2	35.2	(5.0)	164.8

Financing leases:(b)
North America	$12.4	9.6	2.8	51.8
South America	0.3	0.3	—	3.7
Rest of World	0.5	2.2	(1.7)	4.2
Financing leases - GAAP and non-GAAP	$13.2	12.1	1.1	59.7

Total:
North America	$24.7	26.0	(1.3)	128.4
South America	7.2	10.0	(2.8)	48.1
Rest of World	8.1	9.0	(0.9)	37.7
Corporate	3.4	2.3	1.1	10.3
Total property and equipment acquired	$43.4	47.3	(3.9)	224.5

Depreciation and amortization(a)
North America	$20.5	22.1	(1.6)	81.1
South America	6.7	7.1	(0.4)	27.9
Rest of World	7.6	9.2	(1.6)	32.3
Corporate	2.1	2.8	(0.7)	10.8
Depreciation and amortization - non-GAAP	$36.9	41.2	(4.3)	152.1
Argentina highly inflationary impact	0.7	0.2	0.5	1.8
Reorganization and Restructuring	—	0.1	(0.1)	0.2
Acquisitions and dispositions	0.2	—	0.2	3.1
Amortization of intangible assets	7.2	6.4	0.8	27.8
Depreciation and amortization - GAAP	$45.0	47.9	(2.9)	185.0

(a)
Incremental depreciation related to highly inflationary accounting in Argentina, accelerated depreciation related to restructuring and acquisition-related integration activities, and amortization of acquisition-related intangible assets have been excluded from non-GAAP amounts.

(b)
Represents the amount of property and equipment acquired using financing leases.  Because the assets are acquired without using cash, the acquisitions are not reflected in the condensed consolidated cash flow statement.  Amounts are provided here to assist in the comparison of assets acquired in the current year versus prior years.

Non-GAAP capital expenditures and non-GAAP depreciation and amortization are supplemental financial measures that are not required by, or presented in accordance with GAAP. The purpose of these non-GAAP measures is to report financial information excluding incremental depreciation related to highly inflationary accounting in Argentina, accelerated depreciation from restructuring and acquisition-related integration activities, and amortization of acquisition-related intangible assets. We believe these measures are helpful in assessing capital expenditures and depreciation and amortization, enable period-to-period comparability and are useful in predicting future investing cash flows. These non-GAAP measures should not be considered as alternatives to capital expenditures and depreciation and amortization determined in accordance with GAAP and should be read in conjunction with our condensed consolidated statements of cash flows.

Our reinvestment ratio, which we define as the annual amount of property and equipment acquired during the period divided by the annual amount of depreciation, was 1.5 for the twelve months ending March 31, 2020 compared to 1.4 for the twelve months ending March 31, 2019.

Capital expenditures in the first three months of 2020 were primarily for machinery and equipment, information technology and armored vehicles.

Financing Activities

	Three Months Ended March 31,		$
(In millions)	2020	2019	change
Cash flows from financing activities
Borrowings and repayments:
Short-term borrowings	$0.6	(5.5)	6.1
Long-term revolving credit facilities, net	211.4	(192.7)	404.1
Other long-term debt, net	(18.5)	325.2	(343.7)
Borrowings (repayments)	193.5	127.0	66.5

Debt financing costs	(0.7)	(3.9)	3.2
Dividends to:
Shareholders of Brink’s	(7.5)	(7.4)	(0.1)
Noncontrolling interests in subsidiaries	(0.7)	—	(0.7)
Payment of acquisition-related obligation	(6.8)	(1.5)	(5.3)
Tax withholdings associated with share-based compensation	(9.2)	(7.3)	(1.9)
Other	(0.5)	(0.3)	(0.2)
Financing activities	$168.1	106.6	61.5

Debt borrowings and repayments
Cash flows from financing activities increased by $61.5 million in the first three months of 2020 compared to the first three months of 2019 as net borrowings increased compared to the prior year period.

Dividends
We paid dividends to Brink’s shareholders of $0.15 per share or $7.5 million in the first three months of 2020 compared to $0.15 per share or $7.4 million in the first three months of 2019.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the Board of Directors.

Reconciliation of Net Debt to U.S. GAAP Measures

	March 31,	December 31,
(In millions)	2020	2019
Debt:
Short-term borrowings	$14.1	14.3
Long-term debt	1,830.8	1,629.3
Total Debt	1,844.9	1,643.6
Restricted cash borrowings(a)	(10.1)	(10.3)
Total Debt without restricted cash borrowings	1,834.8	1,633.3

Less:
Cash and cash equivalents	274.4	311.0
Amounts held by Cash Management Services operations(b)	(16.5)	(26.3)
Cash and cash equivalents available for general corporate purposes	257.9	284.7

Net Debt(c)	$1,576.9	1,348.6

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

(c)
Included within Net Debt is net cash from our Argentina operations of $22 million at March 31, 2020 and $17 million at December 31, 2019 (see Note 1 to the condensed consolidated financial statements for a discussion of currency controls in Argentina).

Net Debt is a supplemental non-GAAP financial measure that is not required by, or presented in accordance with GAAP. We use Net Debt as a measure of our financial leverage. We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage. Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our condensed consolidated balance sheets. Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP, as of March 31, 2020, and December 31, 2019.

Net Debt increased by $228 million primarily to fund business acquisitions and other working capital needs including insurance and bonus payments.

Liquidity Needs
Our liquidity needs include not only the working capital requirements of our operations but also investments in our operations, business development activities, payments on outstanding debt, dividend payments and share repurchases.

Our liquidity needs are typically financed by cash from operations, short-term debt and the available borrowing capacity under our Revolving Credit Facility (our debt facilities are described in more detail in Note 9 to the condensed consolidated financial statements, including certain limitations and considerations related to the cash and borrowing capacity). As of March 31, 2020, $674 million was available under the Revolving Credit Facility. Based on our current cash on hand, cash generated from operations, and amounts available under our credit facilities, we believe that we will be able to meet our liquidity needs for the next twelve months.

Limitations on dividends from foreign subsidiaries.   A significant portion of our operations are outside the U.S. which may make it difficult or costly to repatriate cash for use in the U.S.  See “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2019, for more information on the risks associated with having businesses outside the U.S.

Our conclusion that we will be able to fund our cash requirements for the next 12 months by using existing capital resources, cash on hand, and cash generated from operations does not take into account any potential material worsening of economic conditions as a result of the ongoing COVID-19 pandemic that would adversely affect our business. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if events, including economic disruptions, arising from the ongoing COVID-19 pandemic worsen, or if other economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business, including material negative changes in the health and welfare of our employees or changes in the condition of our customers or suppliers, and the operating performance or financial results of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:

•	our future profitability;

•	the quality of our accounts receivable;

•	our relative levels of debt and equity;

•	the volatility and overall condition of the capital markets; and

•	the market prices of our securities.

Equity
On February 6, 2020, our board of directors authorized a $250 million share repurchase authorization that expires on December 31, 2021. The authorization replaces our previous $200 million repurchase program, authorized by the board of directors in May 2017, which expired December 31, 2019. Under the $200 million repurchase program, we repurchased 1.3 million shares for approximately $94 million, or an average cost of $69.35 per share. There was approximately $106 million remaining available under the $200 million repurchase program when it expired. Under the $250 million repurchase program, we are not obligated to repurchase any specific dollar amount or number of shares.  The timing and volume of share repurchases may be executed at the discretion of management on an opportunistic basis, or pursuant to trading plans or other arrangements.  Share repurchases under this program may be made in the open market, in privately negotiated transactions, or otherwise. No shares have been repurchased under the $250 million share repurchase program and, as of the date of this filing, we have suspended share repurchases under the program.

U.S. Retirement Liabilities

Assumptions for U.S. Retirement Obligations
The amounts in the tables below are based on a variety of estimates, including actuarial assumptions as of the most recent measurement date. The assumptions used to estimate our U.S. retirement obligations can be found in our Annual Report on Form 10-K for the year ended December 31, 2019.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts and will be updated at December 31, 2020.

Our most significant actuarial assumptions include:

•	Changing discount rates and other assumptions in effect at measurement dates (normally December 31)

•	Investment returns of plan assets

•	Addition of new participants (historically immaterial due to freezing of pension benefits and exit from coal business)

•	Mortality rates

•	Change in laws

Funded Status of U.S. Retirement Plans
	Actual	Actual	Projected
(In millions)	2019	1Q 2020	2-4Q 2020	2021	2022	2023	2024

Primary U.S. pension plan
Beginning funded status	$(106.8)	(118.3)	(113.3)	(97.2)	(75.4)	(38.4)	4.2
Net periodic pension credit(a)	16.9	5.0	15.0	21.0	22.4	24.0	27.1
Payment from Brink’s	—	—	—	—	14.1	17.6	16.3
Benefit plan experience gain (loss)	(28.4)	—	1.1	0.8	0.5	1.0	—
Ending funded status	$(118.3)	(113.3)	(97.2)	(75.4)	(38.4)	4.2	47.6

UMWA plans
Beginning funded status	$(297.4)	(246.7)	(245.8)	(246.8)	(247.7)	(249.5)	(252.3)
Net periodic postretirement cost(a)	(4.0)	—	(0.1)	(0.9)	(1.8)	(2.8)	(3.9)
Benefit plan experience gain (loss)	55.1	—	—	—	—	—	—
Other	(0.4)	0.9	(0.9)	—	—	—	—
Ending funded status	$(246.7)	(245.8)	(246.8)	(247.7)	(249.5)	(252.3)	(256.2)

Black lung plans
Beginning funded status	$(67.9)	(99.2)	(97.7)	(91.4)	(83.9)	(77.0)	(70.5)
Net periodic postretirement cost(a)	(3.0)	(0.7)	(2.3)	(2.6)	(2.5)	(2.2)	(2.1)
Payment from Brink’s	8.4	2.2	8.6	10.1	9.4	8.7	8.1
Benefit plan experience gain (loss)	(36.7)	—	—	—	—	—	—
Ending funded status	$(99.2)	(97.7)	(91.4)	(83.9)	(77.0)	(70.5)	(64.5)

(a)	Excludes amounts reclassified from accumulated other comprehensive income (loss).

Primary U.S. Pension Plan
Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement.  We did not make cash contributions to the primary U.S. pension plan in 2019 or the first three months of 2020.  There are approximately 11,200 beneficiaries in the plan.

We do not expect to make contributions until 2022.

UMWA Plans
Retirement benefits related to former coal operations include medical benefits provided by the Pittston Coal Group Companies Employee Benefit Plan for UMWA Represented Employees.  There were approximately 3,000 beneficiaries in the UMWA plans as of December 31, 2019.  The company does not expect to make additional contributions to these plans until 2028 based on actuarial assumptions.

Black Lung
Under the Federal Black Lung Benefits Act of 1972, Brink’s is responsible for paying lifetime black lung benefits to miners and their dependents for claims filed and approved after June 30, 1973.  There were approximately 800 black lung beneficiaries as of December 31, 2019.

Summary of Expenses Related to All U.S. Retirement Liabilities through 2024

This table summarizes actual and projected expense related to U.S. retirement liabilities.

	Actual	Actual	Projected
(In millions)	2019	1Q 2020	2-4Q 2020	FY2020	2021	2022	2023	2024
Primary U.S. pension plan	$21.8	1.9	5.5	7.4	3.1	(1.3)	(4.4)	(11.3)
UMWA plans	15.9	2.8	8.5	11.3	11.4	11.6	11.9	12.3
Black lung plans	7.4	2.6	7.9	10.5	9.8	9.1	8.5	7.9
Total	$45.1	7.3	21.9	29.2	24.3	19.4	16.0	8.9

Summary of Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants through 2024

This table summarizes actual and projected payments:

•	from Brink’s to U.S. retirement plans, and

•	from the plans to participants.

	Actual	Actual	Projected
(In millions)	2019	1Q 2020	2-4Q 2020	FY2020	2021	2022	2023	2024
Payments from Brink’s to U.S. Plans
Primary U.S. pension plan	$—	—	—	—	—	14.1	17.6	16.3
Black lung plans	8.4	2.2	8.6	10.8	10.1	9.4	8.7	8.1
Total	$8.4	2.2	8.6	10.8	10.1	23.5	26.3	24.4

Payments from U.S. Plans to participants
Primary U.S. pension plan	$48.5	10.9	36.1	47.0	47.0	47.0	47.0	46.9
UMWA plans	29.3	6.6	23.6	30.2	30.2	29.7	29.3	28.7
Black lung plans	8.4	2.2	8.6	10.8	10.1	9.4	8.7	8.1
Total	$86.2	19.7	68.3	88.0	87.3	86.1	85.0	83.7

Contingent Matters
See Note 14 to the condensed consolidated financial statements for information about contingent matters at March 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We serve customers in more than 100 countries, including 41 countries where we operate subsidiaries.  These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates.  In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program.  Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the three months ended March 31, 2020.

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
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information
This document contains both historical and forward-looking information.  Words such as “anticipates,” “assumes,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “potential,” “believes,” “could,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, statements concerning: the impact of the ongoing COVID-19 pandemic on our business, employees, customers and operating results; difficulty in repatriating cash; continued strengthening of the U.S. dollar; effects of currency rate changes; anticipated costs of our Reorganization and Restructuring activities; collection of receivables related to the internal loss in the U.S. global services operations; support for the Company's Venezuela business, expected impact of acquisitions; our effective tax rate; costs related to and continued limitation in our ability to make and execute operational decisions with respect to our Venezuela operations; the ability to meet liquidity needs; expenses and payouts for the U.S. retirement plans and the funded status of the primary pension plan; expected liability for and future contributions to the UMWA plans; liability for black lung obligations; and the effect of pending legal matters.  Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which are difficult to quantify and which could cause actual results, performance or achievements to differ materially from those that are anticipated.
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

•
pandemics (including the ongoing COVID-19 pandemic and related impacts and restrictions on the actions of businesses and consumers, including suppliers and customers), acts of terrorism, strikes or other extraordinary events that negatively affect global or regional cash commerce;

•	anticipated cash needs in light of our current liquidity position and the impact of COVID-19 on our liquidity;

•	the strength of the U.S. dollar relative to foreign currencies and foreign currency exchange rates;

•	our ability to identify, evaluate and complete acquisitions and other strategic transactions and to successfully integrate acquired companies;

•	costs related to dispositions and product or market exits;

•	our ability to obtain appropriate insurance coverage, positions taken by insurers relative to claims and the financial condition of insurers;

•	safety and security performance and loss experience;

•	employee, environmental and other liabilities in connection with former coal operations, including black lung claims;

•	the impact of the Patient Protection and Affordable Care Act on legacy liabilities and ongoing operations;

•	funding requirements, accounting treatment, and investment performance of our pension plans, the VEBA and other employee benefits;

•	changes to estimated liabilities and assets in actuarial assumptions;

•	the nature of hedging relationships and counterparty risk;

•	access to the capital and credit markets;

•	our ability to realize deferred tax assets;

•	the outcome of pending and future claims, litigation, and administrative proceedings;

•	public perception of our business, reputation and brand;

•	changes in estimates and assumptions underlying our critical accounting policies; and

•	the promulgation and adoption of new accounting standards, new government regulations and interpretation of existing standards and regulations.

This list of risks, uncertainties and contingencies is not intended to be exhaustive.  Additional factors that could cause our results to differ materially from those described in the forward-looking statements can be found under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2019 and in our other public filings with the Securities and Exchange Commission.  The forward looking information included in this document is representative only as of the date of this document, and The Brink’s Company undertakes no obligation to update any information contained in this document.

Part II - Other Information
Item 1.  Legal Proceedings

For a discussion of legal proceedings, see Note 14 to the condensed consolidated financial statements, “Contingent Matters,” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors
The following risk factors are in addition to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2020. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC.

Risks Related to Coronavirus Disease 2019 ("COVID-19")

The COVID-19 pandemic is expected to adversely affect our business, financial condition and results of operations, the extent of which is not now known or predictable.

The COVID-19 pandemic has created volatility, uncertainty and economic disruption for Brink’s, our customers and vendors, and the markets in which we do business. During the first quarter of 2020, health and economic conditions in the vast majority of the countries in which we operate rapidly worsened. As a result, government and customer actions and related events have impacted, and we expect will continue to impact, how we do business and the services that we provide, for a sustained period. It continues to be too early to assess the full impact that the COVID-19 pandemic, and the actions taken in response to it, will have on our employees, our businesses and segments, our customers and vendors, the industries that we serve, our financial condition and/or our results of operations. The full impact depends on many factors that are uncertain or not yet identifiable, and in many cases are out of our control. Those factors could include, among other things, (i) the duration of the COVID-19 pandemic and the types and magnitude of adverse impacts on regional economies, individually, and the global economy, as a whole; (ii) the health and welfare of our employees and that of our customers, vendors and suppliers; (iii) evolving business and government actions in response to the pandemic, including moratoriums by governments and regulators on rule making and regulatory and legal proceedings, limitations on employee actions by regulators and unions, and stay at home, social distancing measures and travel bans; (iv) the impact on the development and implementation of strategic initiatives and the integration of acquired businesses; (v) the response of our customers or prospective customers to the pandemic, including suspensions or terminations of existing contracts; (vi) the varying demand for the types of services we offer in the countries in which we offer them; (vii) our ability to continue to effectively market our services; (viii) our ability to resume services when needed; (ix) the type, size, profitability and geographic locations of our operations; (x) the ability of our customers to pay, to make timely payments or to pay in full; and (xi) the timing of finding effective treatments or a cure. Such events would result in reduced revenues and operating profit. Any of these events and others we have not yet identified could cause or contribute to the risks and uncertainties facing the Company and our customers and could materially adversely affect our business or portions thereof, and our financial condition, results of operations and/or stock price.
The COVID-19 pandemic could adversely impact the health and welfare of our employees, including our executive officers , which could have a material adverse effect on our ability to serve our customers and our results of operations.

Our customer-facing employees are necessary to conduct many of our services. If the health and welfare of customer-facing employees or employees providing critical corporate functions (including our executive officers) deteriorates, the number of employees so afflicted becomes significant, or an employee with skills and knowledge that cannot be replicated in our organization is impaired due to the COVID-19 pandemic, our ability to win business and provide services, as well as employee morale, customer relationships, business prospects, and results of operations of one or more of our segments, or the Company as a whole, could be materially adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about common stock repurchases by the Company during the quarter ended March 31, 2020.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 through
January 31, 2020	—	$—	—	$—

February 1 through
February 29, 2020	—	—	—	—

March 1 through
March 31, 2020	—	—	—	—

(1)
On February 6, 2020, the Company’s board of directors authorized the Company to repurchase up to $250,000,000 of common stock from time to time as market conditions warrant and as covenants under existing agreements permit. The program does not require the Company to acquire any specific numbers of shares and may be modified or discontinued at any time. At March 31, 2020, $250,000,000 remains available under this program. The program will expire on December 31, 2021.

Item 6.  Exhibits

Exhibit
Number

2.1	First Amendment dated as of March 30, 2020 to the Stock Purchase Agreements dated as of February 26, 2020 between The Brink's Company and G4S.*

2.2	Second Amendment dated as of April 27, 2020 to the Stock Purchase Agreements dated as of February 26, 2020 between The Brink's Company and G4S.

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

101
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2020, furnished in Inline eXtensible Business Reporting Language (iXBRL)). The instance document does not appear in the interactive data file because its iXBRL tags are embedded within the iXBRL document.

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL:  (i) the Condensed Consolidated Balance Sheets at March 31, 2020, and December 31, 2019, (ii)  the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019, (iv) the Condensed Consolidated Statements of Equity for the three months ended March 31, 2020 and 2019, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 and (vi) the Notes to the Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*Certain schedules attached to the Stock Purchase Agreement Amendment have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish the omitted schedules to the Securities and Exchange Commission upon request by the Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

May 8, 2020	By: /s/ Ronald J. Domanico
Ronald J. Domanico
(Executive Vice President and
Chief Financial Officer)
(principal financial officer)