Form 10-Q
period 2020-06-30
BRINKS CO
filed 2020-07-29
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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
Yes  ☐ No  ☒
As of July 24, 2020, 50,520,662 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements
THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)

(In millions, except for per share amounts)	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$531.3	311.0
Restricted cash	171.5	158.0
Accounts receivable, net	695.0	635.6
Prepaid expenses and other	277.3	128.0
Total current assets	1,675.1	1,232.6

Right-of-use assets, net	329.8	270.3
Property and equipment, net	813.6	763.3
Goodwill	1,114.0	784.6
Other intangibles	406.7	272.5
Deferred income taxes	244.1	273.5
Other	187.9	167.0

Total assets	$4,771.2	3,763.8

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$12.1	14.3
Current maturities of long-term debt	108.7	74.5
Accounts payable	174.4	184.5
Accrued liabilities	690.1	628.4
Restricted cash held for customers	87.4	100.3
Total current liabilities	1,072.7	1,002.0

Long-term debt	2,362.6	1,554.8
Accrued pension costs	259.7	228.9
Retirement benefits other than pensions	339.8	347.8
Lease liabilities	268.9	218.4
Deferred income taxes	44.8	21.2
Other	231.8	183.1
Total liabilities	4,580.3	3,556.2

Commitments and contingent liabilities (notes 4, 8 and 14)

Equity:
The Brink's Company ("Brink's") shareholders:
Common stock, par value $1 per share:
Shares authorized: 100.0
Shares issued and outstanding: 2020 - 50.5; 2019 - 50.1	50.5	50.1
Capital in excess of par value	667.4	663.3
Retained earnings	455.2	457.4
Accumulated other comprehensive loss	(1,061.8)	(979.0)
Brink’s shareholders	111.3	191.8

Noncontrolling interests	79.6	15.8

Total equity	190.9	207.6

Total liabilities and equity	$4,771.2	3,763.8
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for per share amounts)	2020	2019	2020	2019

Revenues	$826.0	914.0	$1,698.8	1,819.0

Costs and expenses:
Cost of revenues	683.9	708.5	1,377.3	1,411.2
Selling, general and administrative expenses	139.6	154.6	287.7	296.3
Total costs and expenses	823.5	863.1	1,665.0	1,707.5
Other operating income (expense)	(3.5)	1.7	(8.6)	(0.5)

Operating profit (loss)	(1.0)	52.6	25.2	111.0

Interest expense	(23.2)	(22.7)	(43.2)	(45.7)
Interest and other nonoperating income (expense)	(3.0)	(3.1)	(18.6)	(14.3)
Income (loss) from continuing operations before tax	(27.2)	26.8	(36.6)	51.0
Provision (benefit) for income taxes	(43.2)	12.7	(55.4)	22.4

Income from continuing operations	16.0	14.1	18.8	28.6

Loss from discontinued operations, net of tax	(0.8)	(0.1)	(0.8)	(0.1)

Net income	15.2	14.0	18.0	28.5
Less net income attributable to noncontrolling interests	2.3	1.5	3.3	2.3

Net income attributable to Brink’s	12.9	12.5	14.7	26.2

Amounts attributable to Brink’s
Continuing operations	13.7	12.6	15.5	26.3
Discontinued operations	(0.8)	(0.1)	(0.8)	(0.1)

Net income attributable to Brink’s	$12.9	12.5	$14.7	26.2

Income (loss) per share attributable to Brink’s common shareholders(a):
Basic:
Continuing operations	$0.27	0.25	$0.31	0.53
Discontinued operations	(0.02)	—	(0.02)	—
Net income	$0.25	0.25	$0.29	0.52

Diluted:
Continuing operations	$0.27	0.25	$0.30	0.52
Discontinued operations	(0.01)	—	(0.02)	—
Net income	$0.25	0.25	$0.29	0.51

Weighted-average shares
Basic	50.8	50.2	50.7	50.1
Diluted	51.0	50.9	51.2	50.9

Cash dividends paid per common share	$0.15	0.15	$0.30	0.30
(a)   Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019

Net income	$15.2	14.0	$18.0	28.5

Benefit plan adjustments:
Benefit plan actuarial gains	13.2	9.0	31.8	20.3
Benefit plan prior service costs	(1.3)	(1.2)	(2.4)	(2.5)
Deferred profit sharing	—	0.1	—	0.1
Total benefit plan adjustments	11.9	7.9	29.4	17.9

Foreign currency translation adjustments	28.2	9.1	(92.1)	9.7
Losses on cash flow hedges	(2.6)	(10.6)	(17.3)	(18.5)
Other comprehensive income (loss) before tax	37.5	6.4	(80.0)	9.1
Provision (benefit) for income taxes	2.3	(0.7)	2.2	(0.2)

Other comprehensive income (loss)	35.2	7.1	(82.2)	9.3

Comprehensive income (loss)	50.4	21.1	(64.2)	37.8
Less comprehensive income attributable to noncontrolling interests	3.3	1.6	3.9	2.7

Comprehensive income (loss) attributable to Brink's	$47.1	19.5	$(68.1)	35.1
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Equity
(Unaudited)

	Six Months ended June 30, 2020
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCI*	Noncontrolling Interests	Total
Balance as of December 31, 2019	50.1	$50.1	663.3	457.4	(979.0)	15.8	207.6
Cumulative effect of change in accounting principle(a)	—	—	—	(1.7)	—	—	(1.7)
Net income	—	—	—	1.8	—	1.0	2.8
Other comprehensive loss	—	—	—	—	(117.0)	(0.4)	(117.4)
Dividends to:
Brink’s common shareholders ($0.15 per share)	—	—	—	(7.5)	—	—	(7.5)
Noncontrolling interests	—	—	—	—	—	(0.7)	(0.7)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	7.2	—	—	—	7.2
Other share-based benefit transactions	0.4	0.4	(8.6)	(0.1)	—	—	(8.3)
Balance as of March 31, 2020	50.5	$50.5	661.9	449.9	(1,096.0)	15.7	82.0
Net income	—	—	—	12.9	—	2.3	15.2
Other comprehensive income	—	—	—	—	34.2	1.0	35.2
Dividends to:
Brink’s common shareholders ($0.15 per share)	—	—	—	(7.6)	—	—	(7.6)
Noncontrolling interests	—	—	—	—	—	(7.2)	(7.2)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	5.4	—	—	—	5.4
Other share-based benefit transactions	—	—	0.1	—	—	—	0.1
Acquisitions with noncontrolling interests	—	—	—	—	—	67.8	67.8
Balance as of June 30, 2020	50.5	$50.5	667.4	455.2	(1,061.8)	79.6	190.9

(a)
Effective January 1, 2020, we adopted the provisions of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. We recognized a cumulative effect adjustment to January 1, 2020 retained earnings as a result of adopting this standard. See Note 1 for further details.

	Six Months ended June 30, 2019
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCI*	Noncontrolling Interests	Total
Balance as of December 31, 2018	49.7	$49.7	628.2	429.1	(953.3)	12.9	166.6
Cumulative effect of change in accounting principle(a)	—	—	—	28.8	(28.8)	—	—
Net income	—	—	—	13.7	—	0.8	14.5
Other comprehensive income	—	—	—	—	1.9	0.3	2.2
Shares repurchased	—	—	(0.5)	0.5	—	—	—
Dividends to:
Brink’s common shareholders ($0.15 per share)	—	—	—	(7.4)	—	—	(7.4)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	9.4	—	—	—	9.4
Other share-based benefit transactions	0.2	0.2	(6.2)	—	—	—	(6.0)
Balance as of March 31, 2019	49.9	$49.9	630.9	464.7	(980.2)	14.0	179.3
Net income (loss)	—	—	—	12.5	—	1.5	14.0
Other comprehensive loss	—	—	—	—	7.0	0.1	7.1
Dividends to:
Brink’s common shareholders ($0.15 per share)	—	—	—	(7.5)	—	—	(7.5)
Noncontrolling interests	—	—	—	—	—	(0.2)	(0.2)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	16.7	—	—	—	16.7
Other share-based benefit transactions	0.1	0.1	0.1	—	—	—	0.2
Capital contributions from noncontrolling interest	—	—	—	—	—	0.1	0.1
Balance as of June 30, 2019	50.0	$50.0	647.7	469.7	(973.2)	15.5	209.7

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

THE BRINK’S COMPANY
and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2020	2019
Cash flows from operating activities:
Net income	$18.0	28.5
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	0.8	0.1
Depreciation and amortization	97.1	96.6
Share-based compensation expense	12.6	26.1
Deferred income taxes	21.9	(1.0)
Gains on sale of property, equipment and marketable securities	(3.3)	(1.1)
Gains on business dispositions	(4.7)	—
Impairment losses	4.9	1.6
Retirement benefit funding less than expense:
Pension	6.1	1.9
Other than pension	4.7	7.1
Remeasurement losses due to Argentina currency devaluations	3.5	3.4
Other operating	16.2	(4.7)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and income taxes receivable	(87.1)	(56.3)
Accounts payable, income taxes payable and accrued liabilities	(91.3)	(29.8)
Restricted cash held for customers	5.3	(29.5)
Customer obligations	(11.3)	7.0
Prepaid and other current assets	(12.6)	(16.3)
Other	(40.8)	(9.7)
Net cash provided (used) by operating activities	(60.0)	23.9
Cash flows from investing activities:
Capital expenditures	(53.9)	(73.1)
Acquisitions, net of cash acquired	(408.4)	(167.0)
Dispositions, net of cash disposed	(3.1)	—
Marketable securities:
Purchases	(1.2)	(2.2)
Sales	0.6	0.8
Cash proceeds from sale of property and equipment	1.4	1.9
Acquisition of customer contracts	(5.2)	(3.1)
Net cash used by investing activities	(469.8)	(242.7)
Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term borrowings	(1.6)	0.1
Long-term revolving credit facilities:
Borrowings	736.7	525.9
Repayments	(855.6)	(656.5)
Other long-term debt:
Borrowings	994.3	334.9
Repayments	(44.6)	(25.4)
Payment of acquisition-related obligation	(6.8)	(1.5)
Debt financing costs	(11.5)	(4.0)
Dividends to:
Shareholders of Brink’s	(15.1)	(14.9)
Noncontrolling interests in subsidiaries	(7.9)	(0.2)
Tax withholdings associated with share-based compensation	(9.3)	(7.2)
Other	0.8	(1.7)
Net cash provided by financing activities	779.4	149.5
Effect of exchange rate changes on cash	(15.8)	0.5
Cash, cash equivalents and restricted cash:
Increase (decrease)	233.8	(68.8)
Balance at beginning of period	469.0	479.5
Balance at end of period	$702.8	410.7
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

We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements. Actual results could differ materially from these estimates.  The most significant estimates are related to goodwill and other long-lived assets, pension and other retirement benefit obligations, legal contingencies, allowance for doubtful accounts, deferred tax assets, purchase price allocations and foreign currency translation. Our estimates could be materially adversely affected in future periods by the coronavirus (COVID-19) pandemic, which began to have an adverse impact on our results of operations in the quarter ended March 31, 2020 through a reduction in global commerce, reducing the demand for our services and lowering volumes. As a result, we have experienced reduced revenues as some of our customers canceled or suspended service. Consequently we began to align our cost structure to the reduced demand for our services.

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

Argentina
We operate in Argentina through wholly owned subsidiaries and a smaller controlled subsidiary (together "Brink's Argentina"). Revenues from Brink's Argentina represented approximately 5% of our consolidated revenues for the first six months of 2020 and 6% of our consolidated revenues for the first six months of 2019.

The operating environment in Argentina continues to present business challenges, including ongoing devaluation of the Argentine peso and significant inflation. In the first six months of 2020 and 2019, the Argentine peso declined approximately 15% (from 59.9 to 70.4 pesos to the U.S. dollar) and approximately 12% (from 37.6 to 42.6 pesos to the U.S. dollar), respectively. For the year ended December 31, 2019, the Argentine peso declined approximately 37% (from 37.6 to 59.9 pesos to the U.S. dollar).

Beginning July 1, 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, we consolidated Brink's Argentina using our accounting policy for subsidiaries operating in highly inflationary economies beginning with the third quarter of 2018. Argentine peso-denominated monetary assets and liabilities are remeasured at each balance sheet date using the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In the first six months of 2020, we recognized a $3.5 million pretax remeasurement loss. In the first six months of 2019, we recognized a $3.4 million pretax remeasurement loss.

At June 30, 2020, Argentina's economy remains highly inflationary for accounting purposes. At June 30, 2020, we had net monetary assets denominated in Argentine pesos of $25.0 million (including cash of $21.1 million). At June 30, 2020, we had net nonmonetary assets of $149.2 million (including $99.8 million of goodwill). At June 30, 2020, we had no equity securities denominated in Argentine pesos.

During September 2019, the Argentine government announced currency controls on both companies and individuals. The Argentine central bank issued details as to how the exchange control procedures would operate in practice. Under these procedures, central bank approval is required for many transactions, including dividend repatriation abroad.

We have in the past and may elect in the future to utilize other market mechanisms to convert Argentine pesos into U.S. dollars.  Conversions under these other market mechanisms have settled at rates that are generally less favorable than the rates at which we remeasured the financial statements of Brink's Argentina.  We did not have any such conversions losses in the six months ended June 30, 2020.

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

Internal loss
A former non-management employee in our U.S. global services operations embezzled funds from Brink's in prior years. Except for a small deductible amount, the amount of the internal loss related to the embezzlement was covered by our insurance. In an effort to cover up the embezzlement, the former employee intentionally misstated the underlying accounts receivable subledger data. In 2019, we incurred $4.5 million in costs (primarily third party expenses) to reconstruct the accounts receivables subledger. In the first six months of 2020, we incurred an additional $0.2 million in costs related to this activity. In the third quarter of 2019, we were able to identify $4.0 million of revenues billed and collected in prior periods which had never been recorded in the general ledger. We also identified and recorded $0.3 million in bank fees, which had been incurred in prior periods. The rebuild of the subledger was completed during the third quarter of 2019. Based on the reconstructed subledger, we were able to analyze and quantify the uncollected receivables from prior periods. Although we plan to attempt to collect these receivables, we estimated an increase to bad debt expense of $13.7 million in the third quarter of 2019.

The estimate of the allowance for doubtful accounts was adjusted in the fourth quarter of 2019 for an additional $6.4 million and again in the first six months of 2020 for an additional $10.6 million. This estimate will be adjusted in future periods, if needed, as assumptions related to the collectability of these accounts receivable change. At June 30, 2020, we have recorded a $21.6 million allowance on $25.0 million of accounts receivable, or 86%. We have defined accounts receivable impacted by the embezzlement as accounts receivable recorded as of and prior to the third quarter of 2019. Due to the unusual nature of this internal loss and the related errors in the subledger data, along with the fact that management has excluded these amounts when evaluating internal performance, we have excluded these net charges from segment results.

Goodwill
Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. We review goodwill for impairment annually, as of October 1, and whenever events or circumstances in interim periods indicate that it is more likely than not that an impairment may have occurred. Given the COVID-19 pandemic, impairment indicators were reviewed as of June 30, 2020 and we concluded that, due to decreases in our forecasted results, an impairment evaluation for all reporting units was necessary. We performed the interim impairment test as of April 30, 2020 and elected to forego the optional qualitative assessment and performed a quantitative goodwill impairment test instead. We estimated the fair value of each reporting unit using a weighting of three valuation methodologies: the Income Approach, the Public Company Market Multiple Method, and the Similar Transactions Method with greatest weight placed on the Income Approach. The resulting reporting unit fair values were compared to each reporting unit's carrying value. As a result of the evaluation, we concluded that the fair value of each reporting unit exceeded its carrying value for all reporting units, other than France, by a range of 21% to 199%. For the France reporting unit, although fair value exceeded carrying value by only 8%, goodwill related to the France reporting unit was not impaired. We assessed whether there were new events or circumstances as of the quarter end date of June 30, 2020 to roll forward the interim test conclusion and determined there was no impairment at that date. The France reporting unit had $86.7 million of goodwill at June 30, 2020.

Restricted Cash
In France and Malaysia, we offer services to certain of our customers where we manage some or all of their cash supply chains. In connection with these offerings, we take temporary title to certain customers' cash, which is included as restricted cash in our financial statements due to customer agreement or regulation. In addition, in accordance with a revolving credit facility, we are required to maintain a restricted cash reserve of $5.0 million and, due to this contractual restriction, we have classified this amount as restricted cash.

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

Revenue Disaggregated by Reportable Segment and Type of Service

(In millions)	Core Services	High-Value Services	Other Security Services	Total
Three months ended June 30, 2020

Reportable Segments:
North America	$204.0	145.1	—	349.1
South America	87.1	67.7	4.1	158.9
Rest of World	129.0	152.6	36.4	318.0
Total reportable segments	420.1	365.4	40.5	826.0

Three months ended June 30, 2019

Reportable Segments:
North America	$279.8	162.7	—	442.5
South America	118.8	104.0	2.4	225.2
Rest of World	88.1	124.4	34.1	246.6
Total reportable segments	486.7	391.1	36.5	914.3

Not Allocated to Segments:
Acquisitions and dispositions	—	(0.3)	—	(0.3)
Total	$486.7	390.8	36.5	914.0

Six months ended June 30, 2020

Reportable Segments:
North America	$478.2	315.2	—	793.4
South America	187.5	161.5	7.8	356.8
Rest of World	211.0	270.5	67.1	548.6
Total reportable segments	876.7	747.2	74.9	1,698.8

Six months ended June 30, 2019

Reportable Segments:
North America	$557.0	320.0	—	877.0
South America	238.0	212.1	5.4	455.5
Rest of World	176.1	243.7	67.0	486.8
Total reportable segments	971.1	775.8	72.4	1,819.3

Not Allocated to Segments:
Acquisitions and dispositions	—	(0.3)	—	(0.3)
Total	$971.1	775.5	72.4	1,819.0

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

The opening and closing balances of receivables, contract assets and contract liabilities related to contracts with customers are as follows:

(In millions)	Receivables	Contract Asset	Contract Liability

Opening (January 1, 2020)	$635.6	1.9	12.8
Closing (June 30, 2020)	695.0	1.4	11.9
Increase (decrease)	$59.4	(0.5)	(0.9)

The amount of revenue recognized in the six months ended June 30, 2020 that was included in the January 1, 2020 contract liability balance was $9.4 million. This revenue consists of services provided to customers who had prepaid for those services prior to the current year.

We also recognized revenue of $0.6 million in the six months ended June 30, 2020 from performance obligations satisfied in the prior year. This amount is a result of changes in the transaction price of our contracts with customers.

Contract Costs
Sales commissions directly related to obtaining new contracts with customers qualify for capitalization. These capitalized costs are amortized to expense ratably over the term of the contracts. At June 30, 2020, the net capitalized costs to obtain contracts was $1.6 million, which is included in other assets on the condensed consolidated balance sheet. Amortization expense was not significant and there were no impairment losses recognized related to these contract costs in the first six months of 2020.

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

The following table summarizes our revenues and segment profit for each of our reportable segments and reconciles these amounts to consolidated revenues and operating profit:

	Revenues		Operating Profit
	Three Months Ended June 30,		Three Months Ended June 30,
(In millions)	2020	2019	2020	2019
Reportable Segments:
North America	$349.1	442.5	$17.9	46.4
South America	158.9	225.2	33.1	45.0
Rest of World	318.0	246.6	31.4	26.2
Total reportable segments	826.0	914.3	82.4	117.6

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	—	—	(24.6)	(32.5)
Foreign currency transaction gains (losses)	—	—	(0.9)	(0.3)
Reconciliation of segment policies to GAAP(a)	—	—	16.3	4.0
Other items not allocated to segments:
Reorganization and Restructuring	—	—	(39.0)	(10.6)
Acquisitions and dispositions	—	(0.3)	(30.9)	(22.6)
Argentina highly inflationary impact	—	—	(2.8)	(0.1)
Internal loss(b)	—	—	(1.2)	(2.6)
Reporting compliance(c)	—	—	(0.3)	(0.3)
Total	$826.0	914.0	$(1.0)	52.6

(a)
This line item includes an adjustment to bad debt expense reported by the segments to the estimated consolidated amount required by U.S. GAAP. This line item also includes an adjustment to expense recognized by our Mexican subsidiaries for an annual profit sharing incentive based on local taxable income. U.S. GAAP requires that this plan should be accounted for similar to income tax expense on an interim reporting basis.

(b)	See details regarding the impact of the Internal Loss at Note 1.

(c)	Costs (primarily third party expenses) related to accounting standard implementation. Additional information provided at page 45.

	Revenues		Operating Profit
	Six Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Reportable Segments:
North America	$793.4	877.0	$50.9	90.4
South America	356.8	455.5	74.7	88.0
Rest of World	548.6	486.8	46.4	50.0
Total reportable segments	1,698.8	1,819.3	172.0	228.4

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	—	—	(51.9)	(59.6)
Foreign currency transaction gains (losses)	—	—	(3.6)	0.6
Reconciliation of segment policies to GAAP(a)	—	—	19.8	4.2
Other items not allocated to segments:
Reorganization and Restructuring	—	—	(44.6)	(14.1)
Acquisitions and dispositions	—	(0.3)	(50.0)	(39.8)
Argentina highly inflationary impact	—	—	(5.2)	(4.4)
Internal loss(b)	—	—	(10.8)	(2.6)
Reporting compliance(c)	—	—	(0.5)	(1.7)
Total	$1,698.8	1,819.0	$25.2	111.0

(a)
This line item includes an adjustment to bad debt expense reported by the segments to the estimated consolidated amount required by U.S. GAAP. This line item also includes an adjustment to expense recognized by our Mexican subsidiaries for an annual profit sharing incentive based on local taxable income. U.S. GAAP requires that this plan should be accounted for similar to income tax expense on an interim reporting basis.

(b)	See details regarding the impact of the Internal Loss at Note 1.

(c)	Costs (primarily third party expenses) related to accounting standard implementation. Additional information provided at page 45.

	June 30,	December 31,
(in millions)	2020	2019
Assets held by Reportable Segment
North America	$1,598.4	1,683.0
South America	730.7	806.1
Rest of World	1,999.6	1,006.8
Total reportable segments	4,328.7	3,495.9
Corporate items	442.5	267.9
Total	$4,771.2	3,763.8

Note 4 - Retirement benefits

Pension plans

We have various defined-benefit pension plans covering eligible current and former employees.  Benefits under most plans are based on salary and years of service.

The components of net periodic pension cost for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2020	2019	2020	2019	2020	2019

Three months ended June 30,

Service cost	$—	—	3.0	2.4	3.0	2.4
Interest cost on projected benefit obligation	6.7	8.6	2.9	2.6	9.6	11.2
Return on assets – expected	(11.6)	(12.7)	(3.1)	(2.6)	(14.7)	(15.3)
Amortization of losses	7.2	4.8	1.2	1.0	8.4	5.8
Amortization of prior service credit	—	—	—	0.1	—	0.1
Settlement loss	—	—	0.1	0.6	0.1	0.6
Net periodic pension cost	$2.3	0.7	4.1	4.1	6.4	4.8

Six months ended June 30,

Service cost	$—	—	5.9	4.9	5.9	4.9
Interest cost on projected benefit obligation	13.3	17.1	5.3	5.2	18.6	22.3
Return on assets – expected	(23.1)	(25.4)	(5.7)	(5.2)	(28.8)	(30.6)
Amortization of losses	14.1	9.8	2.4	2.0	16.5	11.8
Amortization of prior service cost	—	—	—	0.1	—	0.1
Settlement loss	—	—	0.5	0.9	0.5	0.9
Net periodic pension cost	$4.3	1.5	8.4	7.9	12.7	9.4

We did not make cash contributions to the primary U.S. pension plan in 2019 or the first six months of 2020.  Based on assumptions described in our Annual Report on Form 10-K for the year ended December 31, 2019, we do not expect to make any additional contributions to the primary U.S. pension plan until 2022.

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

The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

	UMWA Plans		Black Lung and Other Plans		Total
(In millions)	2020	2019	2020	2019	2020	2019

Three months ended June 30,

Service cost	$—	—	0.1	0.1	0.1	0.1
Interest cost on accumulated postretirement benefit obligations	3.1	4.1	1.0	0.9	4.1	5.0
Return on assets – expected	(3.2)	(3.3)	—	—	(3.2)	(3.3)
Amortization of losses	4.1	3.8	2.1	1.2	6.2	5.0
Amortization of prior service (credit) cost	(1.1)	(1.2)	(0.2)	(0.1)	(1.3)	(1.3)
Net periodic postretirement cost	$2.9	3.4	3.0	2.1	5.9	5.5

Six months ended June 30,

Service cost	$—	—	0.1	0.1	0.1	0.1
Interest cost on accumulated postretirement benefit obligations	6.4	9.1	1.9	1.8	8.3	10.9
Return on assets – expected	(6.5)	(6.6)	—	—	(6.5)	(6.6)
Amortization of losses	8.1	8.9	4.1	2.3	12.2	11.2
Amortization of prior service credit	(2.3)	(2.3)	(0.2)	(0.2)	(2.5)	(2.5)
Net periodic postretirement cost	$5.7	9.1	5.9	4.0	11.6	13.1

The components of net periodic pension cost and net periodic postretirement cost other than the service cost component are included in interest and other nonoperating income (expense) in the condensed consolidated statements of operations.

Note 5 - Income taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Continuing operations
Provision (benefit) for income taxes (in millions)	$(43.2)	12.7	$(55.4)	22.4
Effective tax rate	158.8%	47.4%	151.4%	43.9%

2020 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first six months of 2020 was greater than the 21% U.S. statutory tax rate primarily due to the geographical mix of earnings, the seasonality of book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on cross border payments and U.S. taxable income limitations,  and the characterization of a French business tax as an income tax, partially offset by the tax benefits related to the distribution of share-based payments.

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

G4S plc ("G4S") Acquisitions
On February 26, 2020, we announced that we agreed to acquire the majority of the cash management operations of U.K.-based G4S, with closings planned in multiple phases in 2020. In March 2020, we acquired 100% of the capital stock of G4S International Logistics Group Limited, a company which directly or indirectly owns controlling interests in multiple businesses providing secure international transportation of valuables. In April 2020, we acquired cash management operations from G4S located in the Netherlands, Belgium, Ireland, Hong Kong, Cyprus, Romania, the Czech Republic, Malaysia and the Dominican Republic. In June 2020, we acquired G4S' cash management operations in the Philippines. For the majority of the acquisitions in the second quarter of 2020, we acquired 100% of the ownership interests. In Malaysia, the Dominican Republic and the Philippines, we acquired ownership interests of less than 100%. We believe that we meet the accounting criteria for consolidating these subsidiaries. In the aggregate, the purchase consideration for the G4S acquisitions in the first half of 2020 is $694.7 million. The operations we have acquired through June 30, 2020, which represent approximately 80% of the total estimated purchase price, generate approximately $690 million in annual revenues.

The contingent consideration noted in the following table below is related to the acquisition of the Malaysia operations. The consideration will be paid when minimum dividend distributions are received by Brink's relating to cash on the balance sheets of the Malaysia subsidiaries as of the acquisition date. We used a probability-weighted approach to estimate the fair value of the contingent consideration. The fair value of the contingent consideration reflected in the table below is the full $38 million that remains potentially payable as of June 30, 2020 as we believe it is unlikely that the contingent consideration payments will be reduced.

We have provisionally estimated fair values for the assets purchased, liabilities assumed and purchase consideration as of the date of the acquisition in the following table. The determination of estimated fair value required management to make significant estimates and assumptions. The amounts reported are considered provisional as we are completing the valuations that are required to allocate the purchase price in areas such as property and equipment, intangible assets, lease-related assets and liabilities, deferred taxes and goodwill. As a result, the allocation of the provisional purchase price may change in the future.

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration

Cash paid through June 30, 2020	$651.2
Contingent consideration	38.0
Liabilities assumed from seller	9.4
Receivable from seller	(3.9)
Fair value of purchase consideration	$694.7

Fair value of net assets acquired

Cash	$214.3
Restricted cash	30.1
Accounts receivable	129.5
Other current assets	22.6
Property and equipment, net	123.1
Right-of-use assets, net	72.0
Intangible assets(a)	157.7
Goodwill(b)	370.3
Other noncurrent assets	19.3
Current liabilities	(229.8)
Lease liabilities	(58.2)
Other noncurrent liabilities	(88.4)
Fair value of net assets acquired	$762.5
Less: Fair value of noncontrolling interest	(67.8)
Fair value of purchase consideration	$694.7

(a)	Intangible assets are composed of customer relationships ($158 million fair value and 15 year amortization period).

(b)
Consists of intangible assets that do not qualify for separate recognition, combined with synergies expected from integrating G4S operations with our existing operations. Goodwill has been provisionally assigned to the Global Markets-EMEA reporting unit ($257 million), the Global Markets-Asia reporting unit ($97 million) and the Global Markets-South America reporting unit ($5 million). Approximately $12 million of goodwill has not been assigned to a reporting unit as of June 30, 2020. We do not currently expect goodwill in these reporting units to be deductible for tax purposes.

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

(In millions)	Fair Value at Acquisition Date

Fair value of purchase consideration

Cash paid through June 30, 2020	$135.7
Indemnification asset	(1.9)
Fair value of purchase consideration	$133.8

Fair value of net assets acquired

Cash	$1.4
Accounts receivable	8.9
Other current assets	0.5
Property and equipment, net	2.4
Intangible assets(a)	49.0
Goodwill(b)	85.1
Other noncurrent assets	5.8
Current liabilities	(11.4)
Noncurrent liabilities	(7.9)
Fair value of net assets acquired	$133.8

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

For these three business acquisitions (BI, COMEF and TVS), we estimated fair values for the assets purchased and liabilities assumed as of the date of the acquisitions. These estimated amounts are aggregated in the following table. The determination of estimated fair value required management to make significant estimates and assumptions. We finalized our purchase price accounting in the second quarter of 2020 for BI and COMEF and there were no significant changes to our fair value estimates of the net assets acquired for these acquisitions. The amounts reported for TVS are considered provisional as we continue to finalize our purchase price allocation for that acquisition.

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration

Cash paid through June 30, 2020	$60.2
Contingent consideration	1.6
Indemnification asset	(12.9)
Fair value of purchase consideration	$48.9

Fair value of net assets acquired

Cash	$6.5
Accounts receivable	4.5
Property and equipment, net	7.1
Intangible assets(a)	24.4
Goodwill(b)	33.8
Other current and noncurrent assets	1.9
Current liabilities	(15.2)
Noncurrent liabilities	(14.1)
Fair value of net assets acquired	$48.9

(a)	Intangible assets are composed of developed technology, customer relationships and trade names.

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

Actual and Pro forma disclosures

Below are the actual results included in Brink's consolidated results for the businesses we acquired in the first six months of 2020.

(In millions)	Revenue	Net income (loss) attributable to Brink's

Three months ended June 30, 2020
G4S	$123.5	2.6
Total	$123.5	2.6

Six months ended June 30, 2020
G4S	$128.9	3.0
Total	$128.9	3.0

The pro forma consolidated results of Brink’s presented below reflect a hypothetical ownership as of January 1, 2018 for the businesses we acquired during 2019 and a hypothetical ownership as of January 1, 2019 for the businesses we acquired in the first six months of 2020.

(In millions)	Revenue	Net income (loss) attributable to Brink's

Pro forma results of Brink's for the three months ended June 30,
2020
Brink's as reported	$826.0	12.9
G4S(a)	19.5	(0.2)
Total	$845.5	12.7

2019
Brink's as reported	$914.0	12.5
G4S(a)	172.5	2.3
Other acquisitions(a)	9.0	0.5
Total	$1,095.5	15.3

Pro forma results of Brink's for the six months ended June 30,
2020
Brink's as reported	$1,698.8	14.7
G4S(a)	166.5	(1.4)
Total	$1,865.3	13.3

2019
Brink's as reported	$1,819.0	26.2
G4S(a)	345.0	4.6
Rodoban(a)	0.6	—
Other 2019 acquisitions(a)	21.9	1.0
Total	$2,186.5	31.8

(a)	Represents amounts prior to acquisition by Brink's.

Acquisition costs

We have incurred $16.1 million in transaction costs related to business acquisitions in the first six months of 2020 (compared to $1.9 million in the first six months of 2019). These costs are classified in the condensed consolidated statements of operations as selling, general and administrative expenses.

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

Note 7 - Accumulated other comprehensive income (loss)

Other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive loss into earnings, was as follows:

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Three months ended June 30, 2020

Amounts attributable to Brink's:
Benefit plan adjustments	$(1.5)	0.2	13.4	(3.3)	8.8
Foreign currency translation adjustments(b)	27.2	—	—	—	27.2
Gains (losses) on cash flow hedges	(1.4)	0.1	(1.2)	0.7	(1.8)
	24.3	0.3	12.2	(2.6)	34.2

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	1.0	—	—	—	1.0
	1.0	—	—	—	1.0

Total
Benefit plan adjustments(a)	(1.5)	0.2	13.4	(3.3)	8.8
Foreign currency translation adjustments(b)	28.2	—	—	—	28.2
Gains (losses) on cash flow hedges(c)	(1.4)	0.1	(1.2)	0.7	(1.8)
	$25.3	0.3	12.2	(2.6)	35.2

Three months ended June 30, 2019

Amounts attributable to Brink's:
Benefit plan adjustments	$(2.3)	0.4	10.2	(2.4)	5.9
Foreign currency translation adjustments	9.0	—	—	—	9.0
Gains (losses) on cash flow hedges	(14.2)	3.9	3.6	(1.2)	(7.9)
	(7.5)	4.3	13.8	(3.6)	7.0

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	0.1	—	—	—	0.1
	0.1	—	—	—	0.1

Total
Benefit plan adjustments(a)	(2.3)	0.4	10.2	(2.4)	5.9
Foreign currency translation adjustments	9.1	—	—	—	9.1
Gains (losses) on cash flow hedges(c)	(14.2)	3.9	3.6	(1.2)	(7.9)
	$(7.4)	4.3	13.8	(3.6)	7.1

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Six months ended June 30, 2020

Amounts attributable to Brink's:
Benefit plan adjustments	$2.7	0.3	26.7	(6.4)	23.3
Foreign currency translation adjustments(b)	(92.7)	—	—	—	(92.7)
Gains (losses) on cash flow hedges	8.6	(5.2)	(25.9)	9.1	(13.4)
	(81.4)	(4.9)	0.8	2.7	(82.8)

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	0.6	—	—	—	0.6
	0.6	—	—	—	0.6

Total
Benefit plan adjustments(a)	2.7	0.3	26.7	(6.4)	23.3
Foreign currency translation adjustments(b)	(92.1)	—	—	—	(92.1)
Gains (losses) on cash flow hedges(c)	8.6	(5.2)	(25.9)	9.1	(13.4)
	$(80.8)	(4.9)	0.8	2.7	(82.2)

Six months ended June 30, 2019

Amounts attributable to Brink's:
Benefit plan adjustments	$(3.6)	0.6	21.5	(5.1)	13.4
Foreign currency translation adjustments	9.3	—	—	—	9.3
Gains (losses) on cash flow hedges	(19.5)	5.0	1.0	(0.3)	(13.8)
	(13.8)	5.6	22.5	(5.4)	8.9

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	0.4	—	—	—	0.4
	0.4	—	—	—	0.4

Total
Benefit plan adjustments(a)	(3.6)	0.6	21.5	(5.1)	13.4
Foreign currency translation adjustments	9.7	—	—	—	9.7
Gains (losses) on cash flow hedges(c)	(19.5)	5.0	1.0	(0.3)	(13.8)
	$(13.4)	5.6	22.5	(5.4)	9.3

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Total net periodic retirement benefit cost included in:
Cost of revenues	$2.6	1.9	$5.0	3.8
Selling, general and administrative expenses	0.5	0.6	1.0	1.2
Interest and other nonoperating income (expense)	9.2	7.8	18.3	17.5

(b)	2020 foreign currency translation adjustment amounts arising during the current period reflect primarily the Mexican peso, Brazilian real and the Argentine peso.

(c)	Pretax gains and losses on cash flow hedges are classified in the condensed consolidated statements of operations as:

•
other operating income (expense) ($3.7 million gain in the three months ended June 30, 2020 and $2.4 million of losses in the three months ended June 30, 2019; as well as $29.8 million gain in the six months ended June 30, 2020 and $1.4 million gain in the six months ended June 30, 2019)

•
interest expense ($2.4 million of expense in the three months ended June 30, 2020 and $1.3 million of expense in the three months ended June 30, 2019; as well as $3.9 million of expense in the six months ended June 30, 2020 and $2.5 million of expense in the six months ended June 30, 2019).

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

(In millions)	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2019	$(583.0)	(382.8)	(13.2)	(979.0)
Other comprehensive income (loss) before reclassifications	3.0	(92.7)	3.4	(86.3)
Amounts reclassified from accumulated other comprehensive loss to net income	20.3	—	(16.8)	3.5
Other comprehensive income (loss) attributable to Brink's	23.3	(92.7)	(13.4)	(82.8)
Balance as of June 30, 2020	$(559.7)	(475.5)	(26.6)	(1,061.8)

Note 8 - Fair value of financial instruments

Investments in Marketable Securities
We have investments in mutual funds and equity securities that are carried at fair value in the financial statements. For these investments, fair value was based on quoted market prices, which we have categorized as a Level 1 valuation.

Fixed-Rate Debt
The fair value and carrying value of our material fixed-rate debt are as follows:

(In millions)	June 30, 2020	December 31, 2019

$600 million Senior unsecured notes
Carrying value	$600.0	600.0
Fair value	581.7	624.7

$400 million Senior unsecured notes
Carrying value	400.0	—
Fair value	394.9	—

The fair value estimate of our senior unsecured notes was based on the present value of future cash flows, discounted at rates for similar instruments at the measurement date, which we have categorized as a Level 3 valuation.

Forward and Swap Contracts
We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At June 30, 2020, the notional value of our short term outstanding foreign currency forward and swap contracts was $142 million, with average maturities of approximately one month.  These foreign currency forward and swap contracts primarily offset exposures in the euro, the British pound and the Brazilian real and are not designated as hedges for accounting purposes. Accordingly, changes in their fair value are recorded immediately in earnings. At June 30, 2020, the fair value of our short term foreign currency contracts was an asset of approximately $3.9 million and was included in prepaid expenses and other on the condensed consolidated balance sheet. At December 31, 2019, the fair value of these foreign currency contracts was a net asset of approximately $0.6 million, of which $0.8 million was included in prepaid expenses and other and $0.2 million was included in accrued liabilities on the condensed consolidated balance sheet.

Amounts under these contracts were recognized in other operating income (expense) and in interest and other nonoperating income and expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019

Derivative instrument gains (losses) included in other operating income (expense)	$2.6	(1.4)	$3.9	2.5

Derivative instrument gains (losses) included in other nonoperating income (expense)(a)	(0.4)	—	(8.1)	—

(a)	Represents loss on foreign currency forward contracts related to 2020 acquisition of business operations from G4S.

In the first quarter of 2019, we entered into a long term cross currency swap contract to hedge exposure in Brazilian real, which is designated as a cash flow hedge for accounting purposes. At June 30, 2020, the notional value of this long term contract was $110 million with a weighted-average maturity of 2.1 years. At June 30, 2020, the fair value of the long term cross currency swap contract was a $29.2 million net asset, of which $3.9 million is included in prepaid expenses and other and $25.3 million is included in other assets on the condensed consolidated balance sheet. At December 31, 2019, the fair value of the long term cross currency swap contract was a $2.1 million net asset, of which a $4.9 million asset is included in other assets and a $2.8 million liability is included in accrued liabilities on the condensed consolidated balance sheet.

Amounts under this contract were recognized in other operating income (expense) to offset transaction gains or losses and in interest expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019

Derivative instrument gains (losses) included in other operating income (expense)	$3.7	(2.4)	$29.8	1.4

Offsetting transaction gains (losses)	(3.7)	2.4	(29.8)	(1.4)

Derivative instrument gains (losses) included in interest expense	(0.3)	(1.3)	(1.0)	(2.7)

Net gain (loss) on derivative instrument	3.4	(3.7)	28.8	(1.3)

In the first quarter of 2016, we entered into two interest rate swaps to hedge cash flow risk associated with changes in variable interest rates and that are designated as cash flow hedges for accounting purposes. At June 30, 2020, the notional value of these contracts was $40 million with a remaining weighted-average maturity of 0.4 years. At June 30, 2020, the fair value of these interest rates swaps was a liability of $0.3 million and was included in accrued liabilities on the condensed consolidated balance sheet. At December 31, 2019, the fair value of these interest rate swaps was an asset of $0.2 million and was included in prepaid expenses and other on the condensed consolidated balance sheet. The effect of these swaps is included in interest expense and was not significant in the first six months of 2020 or 2019.

In the first quarter of 2019, we entered into ten interest rate swaps that hedge cash flow risk associated with changes in variable interest rates and that are designated as cash flow hedges for accounting purposes. At June 30, 2020, the notional value of these contracts was $400 million with a remaining weighted-average maturity of 1.8 years. At June 30, 2020, the fair value of these interest rate swaps was a net liability of $34.2 million, of which $9.6 million was included in accrued liabilities and $24.6 million was included in other liabilities on the condensed consolidated balance sheet. At December 31, 2019, the fair value of these interest rate swaps was a net liability of $15.0 million, of which $3.6 million was included in accrued liabilities and $11.4 million was included in other liabilities on the condensed consolidated balance sheet.

The effect of these swaps is included in interest expense. The amounts recognized in the 2019 periods were not significant.

(In millions)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020

Derivative instrument losses included in interest expense	$2.1	2.9

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

There were no transfers in or out of any of the levels of the valuation hierarchy in the first six months of 2020.

Note 9 - Debt

	June 30,	December 31,
(In millions)	2020	2019
Debt:
Short-term borrowings
Restricted cash borrowings(a)	$10.3	10.3
Other	1.8	4.0
Total short-term borrowings	$12.1	14.3

Long-term debt
Bank credit facilities:
Term loan A(b)	$1,326.3	767.0
Senior unsecured notes(c)	986.6	592.9
Revolving Credit Facility	—	115.0
Other	8.2	4.9
Financing leases	150.2	149.5
Total long-term debt	$2,471.3	1,629.3

Total debt	$2,483.4	1,643.6

Included in:
Current liabilities	$120.8	88.8
Noncurrent liabilities	2,362.6	1,554.8
Total debt	$2,483.4	1,643.6

(a)
These amounts are for short-term borrowings related to cash borrowed under lending arrangements used in the process of managing customer cash supply chains, which is currently classified as restricted cash and not available for general corporate purposes. See Note 13 for more details.

(b)	Amounts outstanding are net of unamortized debt costs of $6.3 million as of June 30, 2020 and $3.0 million as of December 31, 2019.

(c)	Amounts outstanding are net of unamortized debt costs of $13.4 million as of June 30, 2020 and $7.1 million as of December 31, 2019.

Long-Term Debt

Senior Secured Credit Facility
In April 2020, we amended our senior secured credit facility (the “Senior Secured Credit Facility”) with Bank of America, N.A. as administrative agent to increase the term loan borrowing by $590 million. After the amendment, the Senior Secured Credit Facility consisted of a $1 billion revolving credit facility (the "Revolving Credit Facility") and we had borrowed a total of $1,390 million of term loans thereunder (the "Term Loans"). Prior to the amendment, the balance of outstanding Term Loans was approximately $760 million. The proceeds of the incremental term loan borrowings were used to repay outstanding principal under the Revolving Credit Facility as well as certain fees, costs and expenses related to the closing of the G4S acquisition.

In June 2020, we amended our Revolving Credit Facility to, among other things, change the methodology for calculating the company’s leverage ratio by using a net first lien leverage ratio (net secured debt leverage ratio) instead of a total net debt leverage ratio. Under the amended agreement, the maximum net first lien leverage ratio for the remainder of 2020 is 4.25x. The pricing grid in the Senior Secured Facility remains unchanged, except for the addition of a fifth tier if the total net debt leverage ratio equals or exceeds 4.0x.
All Loans under the Revolving Credit Facility and the Term Loans will mature five years after the first amendment date (on February 8, 2024). Principal payments for the Term Loans are due quarterly in an amount equal to 1.25% of the initial loan amount with a final lump sum payment due on February 8, 2024. Interest rates for the Senior Secured Credit Facility are based on LIBOR plus a margin or an alternate base rate plus a margin. The Revolving Credit Facility allows us to borrow money or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of June 30, 2020, $1,000 million was available under the Revolving Credit Facility. The obligations under the Senior Secured Credit Facility are secured by a first-priority lien on all or substantially all of the assets of the Company and certain of its domestic subsidiaries, including a first-priority lien on equity interests of certain of the Company’s direct and indirect subsidiaries. The Company and certain of its domestic subsidiaries also guarantee the obligations under the Senior Secured Credit Facility.
The margin on both LIBOR and alternate base rate borrowings under the Senior Secured Credit Facility is based on the Company’s total net debt leverage ratio. The margin on LIBOR borrowings, which can range from 1.25% to 2.50%, was 1.75% at June 30, 2020. The margin on alternate base rate borrowings, which can range from 0.25% to 1.50%, was 0.75% as of June 30, 2020. We also pay an annual commitment fee on the unused portion of the Revolving Credit Facility based on the Company’s total net leverage ratio. The commitment fee, which can range from 0.15% to 0.35%, was 0.25% as of June 30, 2020.

Senior Unsecured Notes
In June 2020, we issued at par five-year senior unsecured notes (the "2020 Senior Notes") in the aggregate principal amount of $400 million. The 2020 Senior Notes will mature on July 15, 2025 and bear an annual interest rate of 5.5%. The 2020 Senior Notes are general unsecured obligations guaranteed by certain of the Company’s existing and future U.S. subsidiaries, which are also guarantors under the Senior Secured Credit Facility.

In October 2017, we issued at par ten-year senior unsecured notes (the "2017 Senior Notes" and together with the 2020 Senior Notes, the "Senior Notes") in the aggregate principal amount of $600 million. The 2017 Senior Notes will mature on October 15, 2027 and bear an annual interest rate of 4.625%. The 2017 Senior Notes are general unsecured obligations guaranteed by certain of the Company’s existing and future U.S. subsidiaries, which are also guarantors under the Senior Secured Credit Facility.

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

Letter of Credit Facilities and Bank Guarantee Facilities
We have three committed letter of credit facilities totaling $58 million, of which approximately $12 million was available at June 30, 2020. At June 30, 2020, we had undrawn letters of credit and guarantees of $46 million issued under these facilities. A $10 million facility expires in April 2022, a $32 million facility expires in December 2022 and a $16 million facility expires in January 2024.

We have two uncommitted letter of credit facilities totaling $55 million, of which approximately $33 million was available at June 30, 2020. At June 30, 2020, we had undrawn letters of credit and guarantees of $22 million issued under these facilities. A $40 million facility expires in December 2020 and a $15 million facility has no expiration date.

The Senior Secured Credit Facility is also available for issuance of letters of credit and bank guarantees.

The Senior Secured Credit Facility, Senior Unsecured Notes, the Letter of Credit Facilities and Bank Guarantee Facilities contain various financial and other covenants. The financial covenants, among other things, limit our ability to provide liens, restrict fundamental changes, limit transactions with affiliates and unrestricted subsidiaries, restrict changes to our fiscal year and to organizational documents, limit asset dispositions, limit the use of proceeds from asset sales, limit sale and leaseback transactions, limit investments, limit the ability to incur debt, restrict certain payments to shareholders, limit negative pledges, limit the ability to change the nature of our business, provide for a maximum consolidated net leverage ratio and provide for minimum coverage of interest costs. If we were not to comply with the terms of our various financing agreements, the repayment terms could be accelerated and the commitments could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other financing agreements. We were in compliance with all covenants at June 30, 2020.

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

The following table is a rollforward of the allowance for bad debts for the six month period ending June 30, 2020.

Allowance for doubtful accounts:

(In millions)

December 31, 2019	$30.2
Cumulative effect of change in accounting principle	2.3
Provision for uncollectible accounts receivable(a)	13.1
Write-offs less recoveries	(1.4)
Foreign currency exchange effects	(0.7)
June 30, 2020	$43.5

(a)	The provision in 2020 includes a $10.6 million allowance related to the internal loss in our U.S global services operations. See Note 1 for details.

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

Outstanding awards at June 30, 2020 include performance share units, restricted stock units, deferred stock units, performance-based stock options, time-based stock options and certain awards that will be settled in cash.

Compensation Expense
Compensation expense is measured using the fair-value-based method.  Prior to 2020, for employee and director awards considered equity grants, compensation expense is recognized from the award or grant date to the earlier of the retirement-eligible date or the vesting date. In 2020, the retirement eligibility provisions for many employee awards were changed on a go-forward basis to require a six month notification period prior to actual retirement.  For these awards, we recognize expense from the grant date to six months after the participant's retirement eligible date. For awards considered liability awards, compensation cost is based on the change in the fair value of the instrument for each reporting period and the percentage of the requisite service that has been rendered. Compensation cost associated with liability awards was not significant in the prior year periods.

Compensation expenses are classified as selling, general and administrative expenses in the condensed consolidated statements of operations. Compensation expenses for the share-based awards were as follows:

	Compensation Expense		Compensation Expense
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019

Performance share units	$2.4	8.8	$7.0	14.6
Restricted stock units	1.7	1.9	3.0	3.9
Deferred stock units and fees paid in stock	0.3	0.3	0.6	0.6
Performance-based stock options	0.5	5.4	1.2	6.5
Time-based vesting stock options	0.5	0.3	0.8	0.5
Cash based awards	0.4	—	0.4	—
Share-based payment expense	5.8	16.7	13.0	26.1
Income tax benefit	(1.2)	(3.8)	(2.8)	(6.0)
Share-based payment expense, net of tax	$4.6	12.9	$10.2	20.1

Performance-Based Stock Options
In 2018, 2017 and 2016, we granted performance-based stock options that have a service condition as well as a market condition. In addition, some of the awards granted in 2016 contained a non-financial performance condition. We measure the fair value of these performance-based options at the grant date using a Monte Carlo simulation model.

The following table summarizes performance-based stock option activity during the first six months of 2020:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2019	1,191.1	$11.52
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding balance as of June 30, 2020	1,191.1	$11.52

Time-Based Stock Options
We granted time-based stock options that contain only a service condition. We measure the fair value of these time-based options at the grant date using a Black-Scholes-Merton option pricing model.

The following table summarizes time-based stock option activity during the first six months of 2020:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2019	127.0	$21.56
Granted	80.8	21.10
Forfeited	—	—
Exercised	—	—
Outstanding balance as of June 30, 2020	207.8	$21.38

Restricted Stock Units (“RSUs”)
We granted RSUs that contain only a service condition. We measure the fair value of RSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period.

The following table summarizes RSU activity during the first six months of 2020:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2019	172.7	$71.87
Granted	83.1	75.41
Forfeited	(10.0)	78.68
Conversion to cash settled awards(a)	(1.3)	72.80
Vested	(83.3)	67.31
Nonvested balance as of June 30, 2020	161.2	$75.63

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

The following table summarizes all PSU activity during the first six months of 2020:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2019	564.2	$70.10
Granted	242.7	84.60
Forfeited	(16.9)	75.92
Conversion to cash settled awards(a)	(4.6)	65.42
Vested(b)	(204.3)	56.72
Nonvested balance as of June 30, 2020	581.1	$80.73

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

The following table summarizes all DSU activity during the first six months of 2020:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2019	12.1	$79.69
Granted	21.6	40.46
Vested	(11.1)	78.70
Nonvested balance as of June 30, 2020	22.6	$42.70

Note 12 - Capital Stock

Common Stock
At June 30, 2020, we had 100 million shares of common stock authorized and 50.5 million shares issued and outstanding.

Dividends
We paid regular quarterly dividends on our common stock during the last two years.  On July 17, 2020, the Board declared a regular quarterly dividend of 15 cents per share payable on September 1, 2020.  The payment of future dividends is at the discretion of the Board of Directors and is dependent on our future earnings, financial condition, shareholder equity levels, cash flow, business requirements and other factors.

Preferred Stock
At June 30, 2020, we had the authority to issue up to 2.0 million shares of preferred stock with a par value of $10 per share.

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

Shares Used to Calculate Earnings per Share

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019

Weighted-average shares:
Basic(a)	50.8	50.2	50.7	50.1
Effect of dilutive stock awards and options	0.2	0.7	0.5	0.8
Diluted	51.0	50.9	51.2	50.9

Antidilutive stock awards and options excluded from denominator	0.8	0.1	0.6	0.1

(a)
We have deferred compensation plans for directors and certain of our employees.  Some amounts owed to participants are denominated in common stock units.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average common stock units credited to employees and directors under the deferred compensation plans.  Additionally, nonvested units containing only a service requirement are also included in the computation of basic weighted-average shares when the requisite service period has been completed. Accordingly, included in basic shares are 0.3 million in the three months and 0.3 million in the six months ended June 30, 2020, and 0.3 million in the three months and 0.3 million in the six months ended June 30, 2019.

Note 13 - Supplemental cash flow information

	Six Months Ended June 30,
(In millions)	2020	2019
Cash paid for:
Interest	$40.9	40.9
Income taxes, net	42.8	31.9

Argentina Currency Conversions
We have elected in the past and could continue in the future to repatriate cash from Brink's Argentina using different means to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms have settled at rates that are generally less favorable than the rates at which we remeasured the financial statements of Brink's Argentina. The net cash flows from these transactions are treated as operating cash flows as the financial instruments are purchased specifically for resale and are generally sold within a short period of time from the date of purchase. We did not have any such conversions in the first six months of 2020 or 2019.

Non-cash Investing and Financing Activities
We acquired $19.4 million in armored vehicles and other equipment under financing lease arrangements in the first six months of 2020 compared to $30.5 million in armored vehicles and other equipment acquired under financing lease arrangements in the first six months of 2019.

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

In Malaysia, we offer ATM replenishment services to certain of our financial institution customers. Providing this service requires our Malaysia subsidiary to take temporary title to the cash received in advance of ATM replenishment. The cash for which we have temporary title is restricted and cannot be used for any other purpose other than to service our customers who participate in this service offering.

In accordance with a revolving credit facility, we are required to maintain a restricted cash reserve of $5.0 million and, due to this contractual restriction, we have classified this amount as restricted cash.

At June 30, 2020, we held $171.5 million of restricted cash ($10.3 million represented short-term borrowings, $87.4 million represented restricted cash held for customers, and $67.8 million represented accrued liabilities). At December 31, 2019, we held $158.0 million of restricted cash ($10.3 million represented short-term borrowings, $100.3 million represented restricted cash held for customers and $47.4 million represented accrued liabilities).

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

	June 30,	December 31,
(In millions)	2020	2019
Cash and cash equivalents	$531.3	311.0
Restricted cash	171.5	158.0
Total, cash, cash equivalents, and restricted cash in the condensed consolidated statements of cash flows	$702.8	469.0

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

Note 15 - Reorganization and Restructuring

Other Restructurings
Management periodically implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized net costs of $14.1 million in the first six months of 2019 and $44.6 million in the first six months of 2020, primarily severance costs. For the restructuring actions that have not yet been completed, we expect to incur additional costs between $5 million and $7 million in future periods.

The following table summarizes the costs incurred, payments and utilization, and foreign currency exchange effects of other restructurings:

(In millions)	Severance Costs	Other	Total

Balance as of January 1, 2020	$7.0	—	7.0
Expense	41.8	2.8	44.6
Payments and utilization	(28.3)	(2.8)	(31.1)
Foreign currency exchange effects	(0.7)	—	(0.7)
Balance as of June 30, 2020	$19.8	—	19.8

Note 16 - Subsequent Events

Acquisition of Cash Management Operations
As discussed in Note 6, on February 26, 2020, we announced that we agreed to purchase the majority of the cash management operations from U.K.-based G4S plc, with closings planned in multiple phases in 2020. On July 6, 2020, we completed the acquisition of G4S cash operations in Indonesia.

We filed an amended form 8-K on July 13, 2020, which provides the historical financial statements of the G4S operations we have agreed to purchase and the unaudited pro forma financial information required by Items 9.01(a) and 9.01(b) of Form 8-K.

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

The COVID-19 pandemic began to have a material adverse impact on our results of operations in the quarter ended March 31, 2020. It first affected our operations in Asia, and then beginning in early March moved sequentially through Europe, North America and South America. Government-imposed mandatory closures and other restrictions across our key global markets have contributed to a reduction in global commerce, reducing the demand for our services and lowering volumes. As a result, we have experienced reduced revenues as some of our customers canceled or suspended service. Consequently, we began to align our cost structure to the reduced demand for our services, including through employee lay-offs, furloughs and pay reductions across our global operations.
As of the date of this filing, significant uncertainty remains with respect to the magnitude of the impact and duration of the COVID-19 pandemic. However, we expect that the COVID-19 pandemic will impact each of our businesses and segments differently. As health and economic conditions around the world have continued to worsen, this has impacted, and may continue to impact, how we do business and the services that we provide.  We expect a negative impact on volumes, revenues and operating results while the COVID-19 pandemic continues. To address this negative impact, during the quarter ended March 31, 2020, we began taking steps to reduce expenses including reducing headcount, managing overtime, reducing salaries and benefits, limiting non-safety-related fleet maintenance, eliminating non-essential travel and other expenses, as well as pursuing government assistance (where available). The extent of the impact will depend on future developments, including the duration and spread of the pandemic and related government restrictions, all of which are uncertain and cannot be predicted.
In addition, we cannot predict whether future developments associated with the COVID-19 pandemic will have a materially adverse effect on our long-term liquidity position. During the quarter ended March 31, 2020, in addition to the steps we began taking to reduce expenses, we also began taking steps to reduce capital expenditures, including suspending our fleet replacement program, and optimizing our working capital to conserve our liquidity.  We believe we continue to have sufficient liquidity to meet our current obligations.  This is, however, a rapidly evolving situation, and we cannot predict the extent or duration of the ongoing COVID-19 pandemic, the effects of it on the global, national or local economy, including the impacts on our ability to access capital, or its effects on our business, financial position, results of operations, and cash flows.
We will continue to monitor developments affecting our employees, customers and operations and take additional steps to address the spread of COVID-19 and its impacts, as necessary.
Refer to the “Liquidity and Capital Resources” section below, as well as Part II. Item 1A, “Risk Factors” for further discussion.

Consolidated Review

GAAP and Non-GAAP Financial Measures
We provide an analysis of our operations below on both a generally accepted accounting principles (“GAAP”) and non-GAAP basis.  The purpose of the non-GAAP information is to report our operating profit, income from continuing operations and earnings per share without certain income and expense items that do not reflect the regular earnings of our operations.  The non-GAAP financial measures are intended to provide investors with a supplemental comparison of our operating results and trends for the periods presented. Our management believes these measures are also useful to investors as they allow investors to evaluate our performance using the same metrics that our management uses to evaluate past performance and prospects for future performance. We do not consider these items to be reflective of our core operating performance due to the variability of these items from period-to-period in terms of size, nature and significance.  The non-GAAP adjustments used to reconcile our GAAP results are described on pages 44–45 and are reconciled to comparable GAAP measures on pages 50–52.

Definition of Organic Growth
Organic growth represents the change in revenues or operating profit between the current and prior period, excluding the effect of acquisitions and dispositions and changes in currency exchange rates. See definitions on page 42.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions, except for per share amounts)	2020	2019	Change	2020	2019	Change
GAAP
Revenues	$826.0	914.0	(10)	1,698.8	1,819.0	(7)
Cost of revenues	683.9	708.5	(3)	1,377.3	1,411.2	(2)
Selling, general and administrative expenses	139.6	154.6	(10)	287.7	296.3	(3)
Operating profit (loss)	(1.0)	52.6	unfav	25.2	111.0	(77)
Income from continuing operations(a)	13.7	12.6	9	15.5	26.3	(41)
Diluted EPS from continuing operations(a)	$0.27	0.25	8	0.30	0.52	(42)

Non-GAAP(b)
Non-GAAP revenues	$826.0	914.3	(10)	1,698.8	1,819.3	(7)
Non-GAAP operating profit	73.2	88.8	(18)	136.3	173.6	(21)
Non-GAAP income from continuing operations(a)	34.1	43.9	(22)	57.7	84.9	(32)
Non-GAAP diluted EPS from continuing operations(a)	$0.67	0.86	(22)	1.13	1.67	(32)

(a)	Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.

(b)	Non-GAAP results are reconciled to the applicable GAAP results on pages 50–52.

GAAP Basis
Analysis of Consolidated Results: Second Quarter 2020 versus Second Quarter 2019
Consolidated Revenues  Revenues decreased $88.0 million due to an organic decrease in North America ($82.1 million), Rest of World ($52.6 million), and South America ($17.1 million), and the unfavorable impact of currency exchange rates ($85.7 million), partially offset by the favorable impact of acquisitions ($149.5 million). The unfavorable currency impact was driven by the Brazilian real, Argentine peso and Mexican peso. Revenues decreased 17% on an organic basis primarily due to the impact of the COVID-19 pandemic. See above for our definition of “organic.”

Consolidated Costs and Expenses  Cost of revenues decreased 3% to $683.9 million primarily due to organic decreases in labor and other operational costs, including cost saving actions related to COVID-19, and changes in currency exchange rates, partially offset by the impact of acquisitions and higher costs related to restructuring actions. Selling, general and administrative costs decreased 10% to $139.6 million due to organic decreases in labor and other operational costs, including cost saving actions related to COVID-19, and changes in currency exchange rates, partially offset by the impact of acquisitions, including integration costs.

Consolidated Operating Profit  Operating profit decreased $53.6 million due mainly to:

•	unfavorable changes in currency exchange rates ($13.2 million) driven by the Argentine peso and Brazilian real

•	the following items included in “Other items not allocated to segments”:

◦	higher charges incurred, primarily related to an increase in reorganization and restructuring charges ($28.4 million),

◦	higher costs related to business acquisitions and dispositions ($9.5 million), primarily from the impact of acquisition-related charges and intangible asset amortization in the second quarter of 2020

•	organic decreases in North America ($26.9 million) and Rest of World ($9.6 million), partially offset by:

•	lower corporate expenses ($20.1 million on an organic basis), and

•	the favorable operating impact of business acquisitions and dispositions ($18.6 million), excluding intangible amortization and acquisition-related charges.

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Income from continuing operations attributable to Brink’s shareholders increased $1.1 million to $13.7 million primarily due to an income tax benefit ($55.9 million), partially offset by the operating profit decrease mentioned above, higher interest expense ($0.5 million) and higher noncontrolling interest ($0.8 million). Earnings per share from continuing operations was $0.27, up from $0.25 in the second quarter of 2019.

Analysis of Consolidated Results: First Half 2020 versus First Half 2019
Consolidated Revenues  Revenues decreased $120.2 million due to an organic decrease in North America ($73.6 million) and Rest of World ($60.8 million), and the unfavorable impact of currency exchange rates ($145.2 million), partially offset by the favorable impact of acquisitions ($159.1 million). The unfavorable currency impact was driven by the Argentine peso, Brazilian real, and Mexican peso. Revenues decreased 7% on an organic basis primarily due to the impact of the COVID-19 pandemic in the second quarter of 2020. See above for our definition of “organic.”

Consolidated Costs and Expenses  Cost of revenues decreased 2% to $1,377.3 million primarily due to changes in currency exchange rates and organic decreases in labor and other operational costs, including cost saving actions related to COVID-19, partially offset by the impact of acquisitions, and higher costs related to restructuring actions in the second quarter of 2020. Selling, general and administrative costs decreased 3% to $287.7 million due to organic decreases in labor and other operational costs, including cost saving actions related to COVID-19, and changes in currency exchange rates, partially offset by the impact of acquisitions, including integration costs, and charges related to the internal loss in the U.S. global services operations.

Consolidated Operating Profit  Operating profit decreased $85.8 million due mainly to:

•	unfavorable changes in currency exchange rates ($28.3 million) driven by the Argentine peso and Brazilian real and higher foreign currency transaction losses,

•	the following items included in “Other items not allocated to segments”:

◦
higher charges incurred related to an increase in reorganization and restructuring charges ($30.5 million), and higher charges incurred, primarily bad debt expense, related to an internal loss in the U.S. global services operations ($8.2 million),

◦	higher costs related to business acquisitions and dispositions ($11.2 million), primarily from the impact of acquisition-related charges and intangible asset amortization in the first half of 2020

•	organic decreases in North America ($37.5 million) and Rest of World ($18.1 million), partially offset by:

•	lower corporate expenses ($23.3 million on an organic basis),

•	the favorable operating impact of business acquisitions and dispositions ($19.3 million), excluding intangible amortization and acquisition-related charges, and

•	an organic increase in South America ($11.9 million).

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Income from continuing operations attributable to Brink’s shareholders decreased $10.8 million to $15.5 million primarily due to the operating profit decrease mentioned above, higher interest and other nonoperating expense ($4.3 million), and higher noncontrolling interest ($1.0 million), partially offset by an income tax benefit ($77.8 million) and lower interest expense ($2.5 million). Earnings per share from continuing operations was $0.30, down from $0.52 in the first half of 2019.

Non-GAAP Basis
Analysis of Consolidated Results: Second Quarter 2020 versus Second Quarter 2019
Non-GAAP Consolidated Revenues  Non-GAAP revenues decreased $88.3 million due to an organic decrease in North America ($82.1 million), Rest of World ($52.6 million), and South America ($17.1 million), and the unfavorable impact of currency exchange rates ($85.7 million), partially offset by the favorable impact of acquisitions ($149.2 million). The unfavorable currency impact was driven by the Brazilian real, Argentine peso and Mexican peso. Revenues decreased 17% on an organic basis primarily due to the impact of the COVID-19 pandemic. See above for our definition of “organic.”

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit decreased $15.6 million due mainly to:

•	unfavorable changes in currency exchange rates ($18.1 million) driven by the Argentine peso and Brazilian real, and

•	organic decreases in North America ($26.9 million) and Rest of World ($9.6 million), partially offset by:

•	lower corporate expenses ($20.1 million on an organic basis), and

•	the favorable operating impact of business acquisitions and dispositions ($18.6 million), excluding intangible amortization and acquisition-related charges.

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders decreased $9.8 million to $34.1 million due to the operating profit decrease mentioned above, higher interest expense ($1.7 million) and slightly higher income tax expense ($0.2 million), partially offset by higher interest and other nonoperating income ($7.0 million) and slightly lower noncontrolling interest ($0.7 million). Earnings per share from continuing operations was $0.67, down from $0.86 in the second quarter of 2019.

Analysis of Consolidated Results: First Half 2020 versus First Half 2019
Non-GAAP Consolidated Revenues  Non-GAAP revenues decreased $120.5 million due to an organic decrease in North America ($73.6 million) and Rest of World ($60.8 million), and the unfavorable impact of currency exchange rates ($145.2 million), partially offset by the favorable impact of acquisitions ($158.8 million). The unfavorable currency impact was driven by the Argentine peso, Brazilian real, and Mexican peso. Revenues decreased 7% on an organic basis primarily due to the impact of the COVID-19 pandemic in the second quarter of 2020. See above for our definition of “organic.”

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit decreased $37.3 million due mainly to:

•	unfavorable changes in currency exchange rates ($36.2 million) driven by the Argentine peso and Brazilian real and higher foreign currency transaction losses, and

•	organic decreases in North America ($37.5 million) and Rest of World ($18.1 million), partially offset by:

•	lower corporate expenses ($23.3 million on an organic basis),

•	the favorable operating impact of business acquisitions and dispositions ($19.3 million), excluding intangible amortization and acquisition-related charges, and

•	an organic increase in South America ($11.9 million).

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders decreased $27.2 million to $57.7 million due to the operating profit decrease mentioned above, partially offset by higher interest and other nonoperating income ($4.4 million), lower income tax expense ($4.4 million), lower noncontrolling interest ($0.8 million), and lower interest expense ($0.5 million). Earnings per share from continuing operations was $1.13, down from $1.67 in the first half of 2019.

Revenues and Operating Profit by Segment: Second Quarter 2020 versus Second Quarter 2019

		Organic	Acquisitions /			% Change
(In millions)	2Q'19	Change	Dispositions(a)	Currency(b)	2Q'20	Total	Organic
Revenues:
North America	$442.5	(82.1)	6.0	(17.3)	349.1	(21)	(19)
South America	225.2	(17.1)	6.5	(55.7)	158.9	(29)	(8)
Rest of World	246.6	(52.6)	136.7	(12.7)	318.0	29	(21)
Segment revenues(e)	914.3	(151.8)	149.2	(85.7)	826.0	(10)	(17)

Other items not allocated to segments(d)	(0.3)	—	0.3	—	—	(100)	—
Revenues - GAAP	$914.0	(151.8)	149.5	(85.7)	826.0	(10)	(17)

Operating profit:
North America	$46.4	(26.9)	0.4	(2.0)	17.9	(61)	(58)
South America	45.0	0.3	1.1	(13.3)	33.1	(26)	1
Rest of World	26.2	(9.6)	17.1	(2.3)	31.4	20	(37)
Segment operating profit	117.6	(36.2)	18.6	(17.6)	82.4	(30)	(31)
Corporate(c)	(28.8)	20.1	—	(0.5)	(9.2)	(68)	(70)
Operating profit - non-GAAP	88.8	(16.1)	18.6	(18.1)	73.2	(18)	(18)

Other items not allocated to segments(d)	(36.2)	(33.4)	(9.5)	4.9	(74.2)	unfav	92
Operating profit - GAAP	$52.6	(49.5)	9.1	(13.2)	(1.0)	unfav	(94)
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

Analysis of Segment Results: Second Quarter 2020 versus Second Quarter 2019

North America
Revenues decreased 21% ($93.4 million) primarily due to a 19% organic decrease ($82.1 million) and the unfavorable impact of currency exchange rates ($17.3 million) mostly from the Mexican peso, partially offset by the favorable impact of acquisitions ($6.0 million). Organic revenue decreased primarily from lower volumes due to the COVID-19 pandemic in the United States, Mexico and Canada. Operating profit decreased 61% ($28.5 million) driven by an organic decrease ($26.9 million) and unfavorable currency ($2.0 million). The organic decrease was due to the impact of the COVID-19 pandemic, partially offset by labor and other operational cost saving actions, as well as government COVID-19 assistance in Canada that offset the impact of revenue declines and delays in executing cost reduction actions.

South America
Revenues decreased 29% ($66.3 million) primarily due to the unfavorable impact of currency exchange rates ($55.7 million) primarily from the Brazilian real and Argentine peso, and an 8% organic decrease ($17.1 million), partially offset by the favorable impact of acquisitions and dispositions ($6.5 million). Organic revenue decreased across the region due to lower volumes due to the COVID-19 pandemic, partially offset by organic growth in Argentina driven by inflation-based price increases. Operating profit was down 26% ($11.9 million) primarily due to unfavorable currency ($13.3 million), partially offset by the favorable impact of acquisitions and dispositions ($1.1 million) and 1% organic growth ($0.3 million). Throughout the segment, labor and other operational cost saving actions helped to offset the impact of lower revenue due to the COVID-19 pandemic, with organic growth in Argentina and Brazil partially offset by organic decreases in Colombia and Chile.

Rest of World
Revenues increased 29% ($71.4 million) due to the favorable impact of acquisitions and dispositions ($136.7 million), partially offset by a 21% organic decrease ($52.6 million) and the unfavorable impact of currency exchange rates ($12.7 million). The organic decrease was primarily due to lower volumes throughout the region, especially in France, driven by the impact of the COVID-19 pandemic. Operating profit increased 20% ($5.2 million) due to the favorable impact of acquisitions and dispositions ($17.1 million), partially offset by an organic decrease ($9.6 million) and unfavorable currency ($2.3 million). The organic decrease was primarily due to the impact of the COVID-19 pandemic, partially offset by labor and other operational cost saving actions. Results were also helped by government COVID-19 assistance in several countries that offset the impact of revenue declines and delays in executing cost reduction actions.

Revenues and Operating Profit by Segment: First Half 2020 versus First Half 2019

		Organic	Acquisitions /			% Change
(In millions)	YTD '19	Change	Dispositions(a)	Currency(b)	YTD '20	Total	Organic
Revenues:
North America	$877.0	(73.6)	11.0	(21.0)	793.4	(10)	(8)
South America	455.5	0.3	7.2	(106.2)	356.8	(22)	—
Rest of World	486.8	(60.8)	140.6	(18.0)	548.6	13	(12)
Segment revenues(e)	1,819.3	(134.1)	158.8	(145.2)	1,698.8	(7)	(7)

Other items not allocated to segments(d)	(0.3)	—	0.3	—	—	(100)	—
Revenues - GAAP	$1,819.0	(134.1)	159.1	(145.2)	1,698.8	(7)	(7)

Operating profit:
North America	$90.4	(37.5)	0.6	(2.6)	50.9	(44)	(41)
South America	88.0	11.9	1.6	(26.8)	74.7	(15)	14
Rest of World	50.0	(18.1)	17.1	(2.6)	46.4	(7)	(36)
Segment operating profit	228.4	(43.7)	19.3	(32.0)	172.0	(25)	(19)
Corporate(c)	(54.8)	23.3	—	(4.2)	(35.7)	(35)	(43)
Operating profit - non-GAAP	173.6	(20.4)	19.3	(36.2)	136.3	(21)	(12)

Other items not allocated to segments(d)	(62.6)	(45.2)	(11.2)	7.9	(111.1)	77	72
Operating profit - GAAP	$111.0	(65.6)	8.1	(28.3)	25.2	(77)	(59)
Amounts may not add due to rounding.

See page 42 for footnote explanations.

Analysis of Segment Results: First Half 2020 versus First Half 2019

North America
Revenues decreased 10% ($83.6 million) primarily due to an 8% organic decrease ($73.6 million) and the unfavorable impact of currency exchange rates ($21.0 million) mostly from the Mexican peso, partially offset by the favorable impact of acquisitions ($11.0 million). Organic revenue decreased primarily from lower volumes due to the second-quarter impact of the COVID-19 pandemic in the United States, Mexico and Canada. Operating profit decreased 44% ($39.5 million) driven by an organic decrease ($37.5 million) and unfavorable currency ($2.6 million). The organic decrease was due to the impact of the COVID-19 pandemic, partially offset by labor and other operational cost saving actions, as well as government COVID-19 assistance in Canada in the second-quarter that offset the impact of revenue declines and delays in executing cost reduction actions.

South America
Revenues decreased 22% ($98.7 million) primarily due to the unfavorable impact of currency exchange rates ($106.2 million) primarily from the Argentine peso and Brazilian real, partially offset by the favorable impact of acquisitions and dispositions ($7.2 million). Organic revenue growth was flat due to organic growth in Argentina driven by inflation-based price increases, offset by lower volumes across the region due to the COVID-19 pandemic. Operating profit was down 15% ($13.3 million) primarily due to unfavorable currency ($26.8 million), partially offset by 14% organic growth ($11.9 million), including the benefit of labor and other operational cost saving actions, and the favorable impact of acquisitions and dispositions ($1.6 million). The organic growth was driven by Argentina and Brazil.

Rest of World
Revenues increased 13% ($61.8 million) due to the favorable impact of acquisitions and dispositions ($140.6 million), partially offset by a 12% organic decrease ($60.8 million) and the unfavorable impact of currency exchange rates ($18.0 million). The organic decrease was primarily due to lower volumes throughout the region, especially in France, driven by the impact of the COVID-19 pandemic. Operating profit decreased 7% ($3.6 million) due to an organic decrease ($18.1 million) and unfavorable currency ($2.6 million), partially offset by the favorable impact of acquisitions and dispositions ($17.1 million). The organic decrease was primarily due to the impact of the COVID-19 pandemic, partially offset by labor and other operational cost saving actions. Results were also helped by government COVID-19 assistance in several countries in the second-quarter, which offset the impact of revenue declines and delays in executing cost reduction actions.

Income and Expense Not Allocated to Segments

Corporate Expenses

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2020	2019	change	2020	2019	change
General, administrative and other expenses	$(24.6)	(32.5)	(24)	$(51.9)	(59.6)	(13)
Foreign currency transaction gains (losses)	(0.9)	(0.3)	unfav	(3.6)	0.6	unfav
Reconciliation of segment policies to GAAP	16.3	4.0	fav	19.8	4.2	fav
Corporate expenses	$(9.2)	(28.8)	(68)	$(35.7)	(54.8)	(35)

Corporate expenses for the first six months of 2020 decreased $19.1 million versus the prior year period primarily driven by a reduction in bad debt expense and Mexico profit sharing plan expense as part of the reconciliation of segment accounting policies to U.S. GAAP, cost savings initiated as a result of the COVID crisis, including lower IT expenses, and lower stock compensation expense. The bad debt expense decrease excludes the impact of the internal loss in our U.S. global services operations described on the next page. These factors were partially offset by foreign currency transaction losses in the current year period versus transaction gains in the prior year period. Corporate expenses include former non-segment and regional management costs, currency transaction gains and losses, costs related to global initiatives and adjustments to reconcile segment accounting policies to U.S. GAAP.

Other Items Not Allocated to Segments

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2020	2019	change	2020	2019	change
Revenues:
Acquisitions and dispositions	—	(0.3)	(100)	—	(0.3)	(100)
Revenues	$—	(0.3)	(100)	$—	(0.3)	(100)

Operating profit:
Reorganization and Restructuring	(39.0)	(10.6)	unfav	(44.6)	(14.1)	unfav
Acquisitions and dispositions	(30.9)	(22.6)	37	(50.0)	(39.8)	26
Argentina highly inflationary impact	(2.8)	(0.1)	unfav	(5.2)	(4.4)	18
Internal loss	(1.2)	(2.6)	(54)	(10.8)	(2.6)	unfav
Reporting compliance	(0.3)	(0.3)	—	(0.5)	(1.7)	(71)
Operating profit	$(74.2)	(36.2)	unfav	$(111.1)	(62.6)	77

The impact of other items not allocated to segments was a loss of $74.2 million in the second quarter of 2020 versus the prior year period loss of $36.2 million. The change was primarily due to higher reorganization and restructuring expenses and an increase in costs related to acquisitions and dispositions.

The impact of other items not allocated to segments was a loss of $111.1 million in the first six months of 2020 versus the prior year period loss of $62.6 million. The change was primarily due to higher reorganization and restructuring expenses, an increase in costs related to acquisitions and dispositions and net charges recognized in the current year period related to an internal loss in the U.S. global services operations.

Reorganization and Restructuring
Other Restructurings
Management periodically implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized charges of $14.1 million in the first six months of 2019 and $44.6 million in the first six months of 2020, primarily severance costs. When completed, the current restructuring actions will reduce our workforce by 2,300 to 2,500 positions and result in annualized cost savings of $35 million to $40 million. For the restructuring actions that have not yet been completed, we expect to incur additional costs between $5 million and $7 million in future periods. These estimates will be updated as management targets additional sections of our business.

Due to the unique circumstances around these charges, they have not been allocated to segment results and are excluded from non-GAAP results. Charges related to the employees, assets, leases and contracts impacted by these restructuring actions were excluded from the segments and corporate expenses as shown in the table below.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2020	2019	change	2020	2019	change
Reportable Segments:
North America	$(11.5)	(0.5)	unfav	$(11.5)	(1.5)	unfav
South America	(15.1)	(0.3)	unfav	(17.0)	(0.9)	unfav
Rest of World	(11.9)	(1.9)	unfav	(15.4)	(3.3)	unfav
Total reportable segments	(38.5)	(2.7)	unfav	(43.9)	(5.7)	unfav
Corporate items	(0.5)	(7.9)	(94)	(0.7)	(8.4)	(92)
Total	$(39.0)	(10.6)	unfav	$(44.6)	(14.1)	unfav

Acquisitions and dispositions Certain acquisition and disposition items that are not considered part of the ongoing activities of the business and are special in nature are consistently excluded from segment and non-GAAP results. These items are described below:
2020 Acquisitions and Dispositions

•	Transaction costs related to business acquisitions were $16.1 million in the first six months of 2020.

•	Amortization expense for acquisition-related intangible assets was $16.0 million in the first six months of 2020.

•	We incurred $13.6 million in integration costs, primarily related to Dunbar and G4S, in the first six months of 2020.

•	Restructuring costs related to acquisitions were $3.8 million in the first six months of 2020.

2019 Acquisitions and Dispositions

•	We incurred $17.6 million in integration costs related to Dunbar in the first six months of 2019.

•	Amortization expense for acquisition-related intangible assets was $13.5 million in the first six months of 2019.

•	Restructuring costs related to our Dunbar and Rodoban acquisitions were $3.8 million in the first six months of 2019.

•	Transaction costs related to business acquisitions were $1.9 million in the first six months of 2019.

•	Compensation expense related to the retention of key Dunbar employees was $1.6 million in the first six months of 2019.

•	In the first six months of 2019, we recognized $1.3 million in net charges, primarily asset impairment and severance costs, related to the exit from our top-up prepaid mobile phone business in Brazil.

Argentina highly inflationary impact Beginning in the third quarter of 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, Argentine peso-denominated monetary assets and liabilities are now remeasured at each balance sheet date to the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In addition, nonmonetary assets retain a higher historical basis when the currency is devalued. The higher historical basis results in incremental expense being recognized when the nonmonetary assets are consumed. In the first six months of 2020, we recognized $5.2 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $3.5 million. In the first six months of 2019, we recognized $4.4 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $3.4 million. These amounts are excluded from segment and non-GAAP results.

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

The estimate of the allowance for doubtful accounts was adjusted in the fourth quarter of 2019 for an additional $6.4 million and again in the first six months of 2020 for an additional $10.6 million. This estimate will be adjusted in future periods, if needed, as assumptions related to the collectability of these accounts receivable change.  At June 30, 2020, we have recorded a $21.6 million allowance on $25.0 million of accounts receivable, or 86%. We have defined accounts receivable impacted by the embezzlement as accounts receivable recorded as of and prior to the third quarter of 2019. Due to the unusual nature of this internal loss and the related errors in the subledger data, along with the fact that management has excluded these amounts when evaluating internal performance, we have excluded these net charges from segment and non-GAAP results.

Reporting compliance Certain compliance costs (primarily third party expenses) are excluded from segment and non-GAAP results. These costs relate to the implementation and January 1, 2019 adoption of the new lease accounting standard ($0.5 million in the first six months of 2020 and $1.4 million in the first six months of 2019). We also incurred $0.3 million in costs related to mitigation of material weaknesses in the first six months of 2019. We did not incur any such costs in the first six months of 2020.

Foreign Operations

We currently serve customers in more than 100 countries, including 48 countries where we operate subsidiaries.

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

At June 30, 2020, Argentina's economy remains highly inflationary for accounting purposes. At June 30, 2020, we had net monetary assets denominated in Argentine pesos of $25.0 million (including cash of $21.1 million) and net nonmonetary assets of $149.2 million (including $99.8 million of goodwill). At June 30, 2020, we had no equity securities denominated in Argentine pesos.

During September 2019, the Argentine government announced currency controls on both companies and individuals. Under the exchange procedures implemented by the central bank, approval is required for many transactions, including dividend repatriation abroad.

We have in the past and may elect in the future to utilize other market mechanisms to convert Argentine pesos into U.S. dollars.  Conversions under these other market mechanisms have settled at rates that are generally less favorable than the rates at which we remeasured the financial statements of Brink's Argentina.  We did not have any such conversions losses in the six months ended June 30, 2020.

Although the Argentine government has implemented currency controls, Brink’s management continues to provide guidance and strategic oversight, including budgeting and forecasting for Brink’s Argentina. We continue to control our Argentina business for purposes of consolidation of our financial statements and continue to monitor the situation in Argentina.

Changes in exchange rates may also affect transactions that are denominated in currencies other than the functional currency.  From time to time, we use short term foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At June 30, 2020, the notional value of our short term outstanding foreign currency forward and swap contracts was $142 million with average contract maturities of approximately one month.  These short term foreign currency forward and swap contracts primarily offset exposures in the euro, the British pound and the Brazilian real.  Additionally, these short term contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings. At June 30, 2020, the fair value of our short term foreign currency contracts was an asset of approximately $3.9 million and was included in prepaid expenses and other on the condensed consolidated balance sheet. At December 31, 2019, the fair value of these foreign currency contracts was a net asset of approximately $0.6 million, of which $0.8 million was included in prepaid expenses and other and $0.2 million was included in accrued liabilities on the condensed consolidated balance sheet.

Amounts under these contracts were recognized in other operating income (expense) and in interest and other nonoperating income and expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019

Derivative instrument gains (losses) included in other operating income (expense)	$2.6	(1.4)	$3.9	2.5

Derivative instrument gains (losses) included in other nonoperating income (expense)(a)	(0.4)	—	(8.1)	—

(a)	Represents loss on foreign currency forward contracts related to 2020 acquisition of business operations from G4S.

We also have a long term cross currency swap contract to hedge exposure in Brazilian real, which is designated as a cash flow hedge for accounting purposes. At June 30, 2020, the notional value of this long term contract was $110 million with a weighted-average maturity of approximately 2.1 years. At June 30, 2020, the fair value of the long term cross currency swap contract was a $29.2 million net asset, of which $3.9 million is included in prepaid expenses and other and $25.3 million is included in other assets on the condensed consolidated balance sheet. At December 31, 2019, the fair value of the long term cross currency swap contract was a $2.1 million net asset, of which a $4.9 million asset is included in other assets and a $2.8 million liability is included in accrued liabilities on the condensed consolidated balance sheet.

Amounts under this contract were recognized in other operating income (expense) to offset transaction gains or losses and in interest expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019

Derivative instrument gains (losses) included in other operating income (expense)	$3.7	(2.4)	$29.8	1.4

Offsetting transaction gains (losses)	(3.7)	2.4	(29.8)	(1.4)

Derivative instrument gains (losses) included in interest expense	(0.3)	(1.3)	(1.0)	(2.7)

Net gain (loss) on derivative instrument	3.4	(3.7)	28.8	(1.3)

See Note 1 to the condensed consolidated financial statements for a description of how we account for currency remeasurement for Argentine subsidiaries, beginning July 1, 2018 under the heading, "Argentina".

Other Operating Income (Expense)

Other operating income (expense) includes amounts included in segment results as well as income and expense not allocated to segments.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2020	2019	change	2020	2019	change
Foreign currency items:
Transaction gains (losses)	$(5.3)	1.7	unfav	$(10.9)	(5.2)	unfav
Derivative instrument gains (losses)	2.6	(1.4)	fav	3.9	2.5	56
Gains (losses) on sale of property and other assets	0.1	1.1	(91)	(0.2)	1.2	unfav
Impairment losses	(2.9)	(0.4)	unfav	(4.9)	(1.6)	unfav
Share in earnings of equity affiliates	0.2	0.3	(33)	0.2	0.5	(60)
Royalty income	1.1	1.3	(15)	2.3	2.5	(8)
Other gains (losses)	0.7	(0.9)	fav	1.0	(0.4)	fav
Other operating income (expense)	$(3.5)	1.7	unfav	$(8.6)	(0.5)	unfav
Other operating income (expense) was $(3.5) million of expense in the second quarter of 2020 versus 1.7 million of income in the prior year period. The change from the prior year quarter was primarily due to foreign currency losses in the second quarter of 2020 and higher impairment losses in the current year period.

Other operating income (expense) was $8.6 million of expense in the first six months of 2020 versus $0.5 million of expense in the prior year period. The change from the prior year period was primarily due to higher foreign currency losses in the first six months of 2020 and higher impairment losses in the current year period.

Nonoperating Income and Expense

Interest expense

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2020	2019	change	2020	2019	change
Interest expense	$23.2	22.7	2	$43.2	45.7	(5)

Interest expense was higher in the second quarter of 2020 compared to the prior year period primarily due to higher borrowing levels due to business acquisitions.

Interest expense was lower in the first six months of 2020 compared to the prior year period primarily due to lower short-term borrowings as well as lower interest rate levels on variable rate long-term debt.

Interest and other nonoperating income (expense)

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2020	2019	change	2020	2019	change
Interest income	$1.6	1.1	45	$2.7	2.3	17
Gain on equity securities	5.9	—	fav	3.4	—	fav
Foreign currency transaction gains (losses)	0.1	—	fav	(0.1)	—	unfav
Derivative instrument losses(a)	(0.4)	—	unfav	(8.1)	—	unfav
Retirement benefit cost other than service cost	(9.2)	(7.8)	18	(18.3)	(17.5)	5
Non-income taxes on intercompany billings(b)	(0.7)	(0.8)	(13)	(1.6)	(1.8)	(11)
Venezuela operations(c)	—	(0.4)	(100)	—	(0.9)	(100)
Gain on lease termination(d)	—	5.2	(100)	—	5.2	(100)
Gain on disposition of subsidiary(e)	—	—	—	4.7	—	fav
Other	(0.3)	(0.4)	(25)	(1.3)	(1.6)	(19)
Interest and other nonoperating income (expense)	$(3.0)	(3.1)	(3)	$(18.6)	(14.3)	30

(a)	Represents loss on foreign currency forward contracts related to acquisition of business operations from G4S.

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

(d)	Gain on termination of a mining lease obligation related to former coal operations. We have no remaining mining leases.

(e)	Gain on the sale of our former French security services subsidiary in the first quarter of 2020.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Continuing operations
Provision (benefit) for income taxes (in millions)	$(43.2)	12.7	$(55.4)	22.4
Effective tax rate	158.8%	47.4%	151.4%	43.9%

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

Noncontrolling Interests

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2020	2019	change	2020	2019	change
Net income attributable to noncontrolling interests	$2.3	1.5	53	$3.3	2.3	43

The change in net income attributable to noncontrolling interests in the three months and six months ended June 30, 2020 from prior periods is primarily attributable to the G4S acquisitions that closed in the second quarter of 2020.

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

	YTD '20			YTD '19
(In millions, except for percentages)	Pre-tax	Tax	Effective tax rate	Pre-tax	Tax	Effective tax rate
Effective Income Tax Rate(a)
GAAP	$(36.6)	(55.4)	151.4%	$51.0	22.4	43.9%
Retirement plans(d)	15.8	3.7		14.9	3.5
Venezuela operations(e)	—	—		0.9	—
Reorganization and Restructuring(b)	44.6	10.3		14.1	3.6
Acquisitions and dispositions(b)	54.5	5.7		42.8	2.8
Argentina highly inflationary impact(b)	5.2	(0.5)		4.4	—
Internal loss(b)	10.8	2.5		2.6	0.1
Reporting compliance(b)	0.5	—		1.7	—
Gain on lease termination(f)	—	—		(5.2)	—
Income tax rate adjustment(c)	—	69.3		—	7.6
Non-GAAP	$94.8	35.6	37.5%	$127.2	40.0	31.4%

Amounts may not add due to rounding.

(a)	From continuing operations.

(b)
See “Other Items Not Allocated To Segments” on pages 44–45 for details.  We do not consider these items to be reflective of our core operating performance due to the variability of such items from period-to-period in terms of size, nature and significance.

(c)
Non-GAAP income from continuing operations and non-GAAP EPS have been adjusted to reflect an effective income tax rate in each interim period equal to the full-year non-GAAP effective income tax rate. The full-year non-GAAP effective tax rate is estimated at 37.5% for 2020 and was 31.4% for 2019.

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

(f)	Gain on settlement of a mining lease obligation related to former coal operations. We have no remaining mining leases.

Non-GAAP Results Reconciled to GAAP

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for percentages and per share amounts)	2020	2019	2020	2019
Revenues:
GAAP	$826.0	914.0	$1,698.8	1,819.0
Acquisitions and dispositions(b)	—	0.3	—	0.3
Non-GAAP	$826.0	914.3	$1,698.8	1,819.3

Operating profit:
GAAP	$(1.0)	52.6	$25.2	111.0
Reorganization and Restructuring(b)	39.0	10.6	44.6	14.1
Acquisitions and dispositions(b)	30.9	22.6	50.0	39.8
Argentina highly inflationary impact(b)	2.8	0.1	5.2	4.4
Internal loss(b)	1.2	2.6	10.8	2.6
Reporting compliance(b)	0.3	0.3	0.5	1.7
Non-GAAP	$73.2	88.8	$136.3	173.6

Operating margin:
GAAP margin	(0.1)%	5.8%	1.5%	6.1%
Non-GAAP margin	8.9%	9.7%	8.0%	9.5%

Interest expense:
GAAP	$(23.2)	(22.7)	$(43.2)	(45.7)
Acquisitions and dispositions(b)	0.3	1.5	1.0	3.0
Non-GAAP	$(22.9)	(21.2)	$(42.2)	(42.7)

Interest and other nonoperating income (expense):
GAAP	$(3.0)	(3.1)	$(18.6)	(14.3)
Retirement plans(d)	8.1	6.5	15.8	14.9
Venezuela operations(e)	—	0.4	—	0.9
Acquisitions and dispositions(b)	0.5	—	3.5	—
Gain on lease termination(g)	—	(5.2)	—	(5.2)
Non-GAAP	$5.6	(1.4)	$0.7	(3.7)

Provision for income taxes:
GAAP	$(43.2)	12.7	$(55.4)	22.4
Retirement plans(d)	1.9	1.6	3.7	3.5
Reorganization and Restructuring(b)	9.0	2.6	10.3	3.6
Acquisitions and dispositions(b)	3.6	1.1	5.7	2.8
Argentina highly inflationary impact(b)	(0.3)	—	(0.5)	—
Internal loss(b)	0.3	0.1	2.5	0.1
Income tax rate adjustment(c)	49.7	2.7	69.3	7.6
Non-GAAP	$21.0	20.8	$35.6	40.0

Amounts may not add due to rounding.
See page 50 for footnote explanations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for percentages and per share amounts)	2020	2019	2020	2019
Net income (loss) attributable to noncontrolling interests:
GAAP	$2.3	1.5	$3.3	2.3
Reorganization and Restructuring(b)	—	—	0.1	—
Acquisitions and dispositions(b)	0.1	—	0.1	—
Income tax rate adjustment(c)	(1.6)	—	(2.0)	—
Non-GAAP	$0.8	1.5	$1.5	2.3

Income (loss) from continuing operations attributable to Brink's:
GAAP	$13.7	12.6	$15.5	26.3
Retirement plans(d)	6.2	4.9	12.1	11.4
Venezuela operations(e)	—	0.4	—	0.9
Reorganization and Restructuring(b)	30.0	8.0	34.2	10.5
Acquisitions and dispositions(b)	28.0	23.0	48.7	40.0
Argentina highly inflationary impact(b)	3.1	0.1	5.7	4.4
Internal loss(b)	0.9	2.5	8.3	2.5
Reporting compliance(b)	0.3	0.3	0.5	1.7
Gain on lease termination(g)	—	(5.2)	—	(5.2)
Income tax rate adjustment(c)	(48.1)	(2.7)	(67.3)	(7.6)
Non-GAAP	$34.1	43.9	$57.7	84.9

Diluted EPS:
GAAP	$0.27	0.25	$0.30	0.52
Retirement plans(d)	0.12	0.10	0.24	0.22
Venezuela operations(e)	—	0.01	—	0.02
Reorganization and Restructuring(b)	0.59	0.16	0.67	0.21
Acquisitions and dispositions(b)	0.55	0.45	0.95	0.79
Argentina highly inflationary impact(b)	0.06	—	0.11	0.09
Internal loss(b)	0.02	0.05	0.16	0.05
Reporting compliance(b)	0.01	0.01	0.01	0.03
Gain on lease termination(g)	—	(0.10)	—	(0.10)
Income tax rate adjustment(c)	(0.94)	(0.05)	(1.31)	(0.15)
Non-GAAP	$0.67	0.86	$1.13	1.67

Amounts may not add due to rounding.

See page 50 for footnote explanations.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows from operating activities decreased by $83.9 million in the first six months of 2020 as compared to the first six months of 2019.  Cash used for investing activities increased by $227.1 million in the first six months of 2020 compared to the first six months of 2019. We financed our liquidity needs in the first six months of 2020 with cash flows from long-term debt.

Operating Activities

	Six Months Ended June 30,		$
(In millions)	2020	2019	change
Cash flows from operating activities
Operating activities - GAAP	$(60.0)	23.9	(83.9)
(Increase) decrease in restricted cash held for customers	(5.3)	29.5	(34.8)
(Increase) decrease in certain customer obligations(a)	11.3	(7.0)	18.3
Operating activities - non-GAAP	$(54.0)	46.4	(100.4)

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

GAAP
Cash flows from operating activities decreased by $83.9 million in the first six months of 2020 compared to the same period in 2019.  The decrease was attributed to the decrease in operating profit, changes in working capital, and changes in customer obligations related to certain of our secure cash management services operations (cash held for customers decreased by $11.3 million in 2020 compared to an increase of $7 million in 2019), offset by the $34.8 million increase in restricted cash held for customers.

Non-GAAP
Non-GAAP cash flows from operating activities decreased by $100.4 million in the first six months of 2020 as compared to the same period in 2019.  The decrease was attributed to the decrease in operating profit and changes in working capital.

Investing Activities

	Six Months Ended June 30,		$
(In millions)	2020	2019	change
Cash flows from investing activities
Capital expenditures	$(53.9)	(73.1)	19.2
Acquisitions, net of cash acquired	(408.4)	(167.0)	(241.4)
Dispositions, net of cash disposed	(3.1)	—	(3.1)
Marketable securities:
Purchases	(1.2)	(2.2)	1.0
Sales	0.6	0.8	(0.2)
Proceeds from sale of property and equipment	1.4	1.9	(0.5)
Acquisition of customer contracts	(5.2)	(3.1)	(2.1)
Investing activities	$(469.8)	(242.7)	(227.1)

Cash used by investing activities increased by $227.1 million in the first six months of 2020 versus the first six months of 2019.  The increase was primarily due to the G4S acquisition in 2020.

Capital expenditures and depreciation and amortization were as follows:

	Six Months Ended June 30,		$	Full Year
(In millions)	2020	2019	change	2019
Property and equipment acquired during the period
Capital expenditures:(a)
North America	$21.7	33.6	(11.9)	76.6
South America	10.6	19.8	(9.2)	44.4
Rest of World	18.5	13.8	4.7	33.5
Corporate	3.1	5.9	(2.8)	10.3
Capital expenditures - GAAP and non-GAAP	$53.9	73.1	(19.2)	164.8

Financing leases:(b)
North America	$18.4	26.3	(7.9)	51.8
South America	0.5	0.9	(0.4)	3.7
Rest of World	0.5	3.3	(2.8)	4.2
Financing leases - GAAP and non-GAAP	$19.4	30.5	(11.1)	59.7

Total:
North America	$40.1	59.9	(19.8)	128.4
South America	11.1	20.7	(9.6)	48.1
Rest of World	19.0	17.1	1.9	37.7
Corporate	3.1	5.9	(2.8)	10.3
Total property and equipment acquired	$73.3	103.6	(30.3)	224.5

Depreciation and amortization(a)
North America	$40.2	42.3	(2.1)	81.1
South America	13.1	14.0	(0.9)	27.9
Rest of World	21.2	17.3	3.9	32.3
Corporate	4.4	5.6	(1.2)	10.8
Depreciation and amortization - non-GAAP	$78.9	79.2	(0.3)	152.1
Argentina highly inflationary impact	1.4	0.5	0.9	1.8
Reorganization and Restructuring	0.3	0.1	0.2	0.2
Acquisitions and dispositions	0.5	3.3	(2.8)	3.1
Amortization of intangible assets	16.0	13.5	2.5	27.8
Depreciation and amortization - GAAP	$97.1	96.6	0.5	185.0

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

Our reinvestment ratio, which we define as the annual amount of property and equipment acquired during the period divided by the annual amount of depreciation, was 1.3 for the twelve months ending June 30, 2020 compared to 1.4 for the twelve months ending June 30, 2019.

Capital expenditures in the first six months of 2020 were primarily for machinery and equipment, information technology and armored vehicles.

Financing Activities

	Six Months Ended June 30,		$
(In millions)	2020	2019	change
Cash flows from financing activities
Borrowings and repayments:
Short-term borrowings	$(1.6)	0.1	(1.7)
Long-term revolving credit facilities, net	(118.9)	(130.6)	11.7
Other long-term debt, net	949.7	309.5	640.2
Borrowings (repayments)	829.2	179.0	650.2

Debt financing costs	(11.5)	(4.0)	(7.5)
Dividends to:
Shareholders of Brink’s	(15.1)	(14.9)	(0.2)
Noncontrolling interests in subsidiaries	(7.9)	(0.2)	(7.7)
Payment of acquisition-related obligation	(6.8)	(1.5)	(5.3)
Tax withholdings associated with share-based compensation	(9.3)	(7.2)	(2.1)
Other	0.8	(1.7)	2.5
Financing activities	$779.4	149.5	629.9

Debt borrowings and repayments
Cash flows from financing activities increased by $629.9 million in the first six months of 2020 compared to the first six months of 2019 as net borrowings increased compared to the prior six month period.

Dividends
We paid dividends to Brink’s shareholders of $0.30 per share or $15.1 million in the first six months of 2020 compared to $0.30 per share or $14.9 million in the first six months of 2019.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the Board of Directors.

Reconciliation of Net Debt to U.S. GAAP Measures

	June 30,	December 31,
(In millions)	2020	2019
Debt:
Short-term borrowings	$12.1	14.3
Long-term debt	2,471.3	1,629.3
Total Debt	2,483.4	1,643.6
Restricted cash borrowings(a)	(10.3)	(10.3)
Total Debt without restricted cash borrowings	2,473.1	1,633.3

Less:
Cash and cash equivalents	531.3	311.0
Amounts held by Cash Management Services operations(b)	(11.6)	(26.3)
Cash and cash equivalents available for general corporate purposes	519.7	284.7

Net Debt(c)	$1,953.4	1,348.6

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

(c)
Included within Net Debt is net cash from our Argentina operations of $22 million at June 30, 2020 and $17 million at December 31, 2019 (see Note 1 to the condensed consolidated financial statements for a discussion of currency controls in Argentina).

Net Debt is a supplemental non-GAAP financial measure that is not required by, or presented in accordance with GAAP. We use Net Debt as a measure of our financial leverage. We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage. Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our condensed consolidated balance sheets. Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP, as of June 30, 2020, and December 31, 2019.

Net Debt increased by $605 million primarily to fund business acquisitions and other working capital needs including insurance and bonus payments.

Liquidity Needs
Our liquidity needs include not only the working capital requirements of our operations but also investments in our operations, business development activities, payments on outstanding debt, dividend payments and share repurchases.

Our liquidity needs are typically financed by cash from operations, short-term debt and the available borrowing capacity under our Revolving Credit Facility (our debt facilities are described in more detail in Note 9 to the condensed consolidated financial statements, including certain limitations and considerations related to the cash and borrowing capacity). As of June 30, 2020, $1,000 million was available under the Revolving Credit Facility. Based on our current cash on hand, cash generated from operations, and amounts available under our credit facilities, we believe that we will be able to meet our liquidity needs for the next twelve months.

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

Our most significant actuarial assumptions include:

•	Changing discount rates and other assumptions in effect at measurement dates (normally December 31)

•	Investment returns of plan assets

•	Addition of new participants (historically immaterial due to freezing of pension benefits and exit from coal business)

•	Mortality rates

•	Change in laws

Funded Status of U.S. Retirement Plans
	Actual	Actual	Projected
(In millions)	2019	First Half 2020	2nd Half 2020	2021	2022	2023	2024

Primary U.S. pension plan
Beginning funded status	$(106.8)	(118.3)	(108.4)	(97.4)	(75.6)	(38.6)	4.0
Net periodic pension credit(a)	16.9	9.9	9.9	21.0	22.4	24.0	27.1
Payment from Brink’s	—	—	—	—	14.1	17.6	16.3
Benefit plan experience gain (loss)	(28.4)	—	1.1	0.8	0.5	1.0	—
Ending funded status	$(118.3)	(108.4)	(97.4)	(75.6)	(38.6)	4.0	47.4

UMWA plans
Beginning funded status	$(297.4)	(246.7)	(243.8)	(246.3)	(247.2)	(249.0)	(251.8)
Net periodic postretirement cost(a)	(4.0)	0.1	0.3	(0.9)	(1.8)	(2.8)	(3.9)
Benefit plan experience gain (loss)	55.1	—	—	—	—	—	—
Other	(0.4)	2.8	(2.8)	—	—	—	—
Ending funded status	$(246.7)	(243.8)	(246.3)	(247.2)	(249.0)	(251.8)	(255.7)

Black lung plans
Beginning funded status	$(67.9)	(99.2)	(96.6)	(91.5)	(84.0)	(77.1)	(70.6)
Net periodic postretirement cost(a)	(3.0)	(1.5)	(1.6)	(2.6)	(2.5)	(2.2)	(2.1)
Payment from Brink’s	8.4	4.1	6.7	10.1	9.4	8.7	8.1
Benefit plan experience gain (loss)	(36.7)	—	—	—	—	—	—
Ending funded status	$(99.2)	(96.6)	(91.5)	(84.0)	(77.1)	(70.6)	(64.6)

(a)	Excludes amounts reclassified from accumulated other comprehensive income (loss).

Primary U.S. Pension Plan
Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement.  We did not make cash contributions to the primary U.S. pension plan in 2019 or the first six months of 2020.  There are approximately 11,200 beneficiaries in the plan.

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

Summary of Expenses Related to All U.S. Retirement Liabilities through 2024

This table summarizes actual and projected expense related to U.S. retirement liabilities.

	Actual	Actual	Projected
(In millions)	2019	First Half 2020	2nd Half 2020	FY2020	2021	2022	2023	2024
Primary U.S. pension plan	$21.8	4.1	4.6	8.7	3.1	(1.3)	(4.4)	(11.3)
UMWA plans	15.9	5.7	5.8	11.5	11.4	11.6	11.9	12.3
Black lung plans	7.4	5.5	5.6	11.1	9.8	9.1	8.5	7.9
Total	$45.1	15.3	16.0	31.3	24.3	19.4	16.0	8.9

Summary of Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants through 2024

This table summarizes actual and projected payments:

•	from Brink’s to U.S. retirement plans, and

•	from the plans to participants.

	Actual	Actual	Projected
(In millions)	2019	First Half 2020	2nd Half 2020	FY2020	2021	2022	2023	2024
Payments from Brink’s to U.S. Plans
Primary U.S. pension plan	$—	—	—	—	—	14.1	17.6	16.3
Black lung plans	8.4	4.1	6.7	10.8	10.1	9.4	8.7	8.1
Total	$8.4	4.1	6.7	10.8	10.1	23.5	26.3	24.4

Payments from U.S. Plans to participants
Primary U.S. pension plan	$48.5	21.1	25.9	47.0	47.0	47.0	47.0	46.9
UMWA plans	29.3	13.2	17.0	30.2	30.2	29.7	29.3	28.7
Black lung plans	8.4	4.1	6.7	10.8	10.1	9.4	8.7	8.1
Total	$86.2	38.4	49.6	88.0	87.3	86.1	85.0	83.7

Contingent Matters
See Note 14 to the condensed consolidated financial statements for information about contingent matters at June 30, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We serve customers in more than 100 countries, including 48 countries where we operate subsidiaries.  These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates.  In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program.  Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the six months ended June 30, 2020.

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
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information
This document contains both historical and forward-looking information.  Words such as “anticipates,” “assumes,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “potential,” “believes,” “could,” “may,” “should” and similar expressions may identify forward-looking information.  Forward-looking information in this document includes, but is not limited to, statements concerning: the impact of the ongoing COVID-19 pandemic on our business, employees, customers, operating results and financial position; difficulty in repatriating cash; continued strengthening of the U.S. dollar; effects of currency rate changes; anticipated costs of our Reorganization and Restructuring activities; collection of receivables related to the internal loss in the U.S. global services operations; support for the Company's Venezuela business; our effective tax rate; the ability to meet liquidity needs; expenses and payouts for the U.S. retirement plans and the funded status of the primary pension plan; expected liability for and future contributions to the UMWA plans; liability for black lung obligations; and the effect of pending legal matters.  Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which are difficult to quantify and which could cause actual results, performance or achievements to differ materially from those that are anticipated.
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

While cash remains the most popular form of consumer payment in the world, the growth of other payment options, the increase of on-line transactions, and the influence of governments to increase tracking of payments could reduce the need for services related to cash, thereby affecting our financial results.  We are developing new services that offer current and prospective customers opportunities to streamline their cash processing costs, making cash more competitive with other forms of payment. There is a risk that these initiatives may not offset the risks associated with our traditional cash-based business and that our business, financial condition, results of operations and cash flows could be negatively impacted.

The ongoing COVID-19 pandemic is expected to adversely affect our business, financial condition and results of operations, the extent of which is not now known or predictable.

The ongoing COVID-19 pandemic has created volatility, uncertainty and economic disruption for Brink’s, our customers and vendors, and the markets in which we do business. Beginning in the first quarter of 2020, health and economic conditions in the vast majority of the countries in which we operate rapidly worsened. As a result, government and customer actions and related events have impacted, and we expect will continue to impact, how we do business and the services that we provide, for a sustained period. It continues to be too early to assess the full impact that the COVID-19 pandemic, and the actions taken in response to it, will have on our employees, our businesses and segments, our customers and vendors, the industries that we serve, our financial condition and/or our results of operations as well as those of the businesses we are acquiring as part of the acquisition of the cash management operations of U.K.-based G4S plc. The full impact depends on many factors that are uncertain or not yet identifiable, and in many cases are out of our control. Those factors could include, among other things, (i) the duration of the COVID-19 pandemic and the types and magnitude of adverse impacts on regional economies, individually, and the global economy, as a whole; (ii) the health and welfare of our employees and that of our customers, vendors and suppliers; (iii) evolving business and government actions in response to the pandemic, including moratoriums by governments and regulators on rule making and regulatory and legal proceedings, limitations on employee actions by regulators and unions, and stay at home, social distancing measures and travel bans; (iv) the impact on the development and implementation of strategic initiatives and the integration of acquired businesses, including those acquired from G4S; (v) the response of our customers or prospective customers to the pandemic, including suspensions or terminations of existing contracts; (vi) the varying demand for the types of services we offer in the countries in which we offer them; (vii) our ability to continue to effectively market our services; (viii) our ability to resume services as needed; (ix) the type, size, profitability and geographic locations of our operations; (x) the ability of our customers to pay, to make timely payments or to pay in full; and (xi) the timing of finding effective treatments or a cure. Such events would result in reduced revenues and operating profit. Any of these events and others we have not yet identified could cause or contribute to the risks and uncertainties facing the Company and our customers and could materially adversely affect our business or portions thereof, and our financial condition, results of operations and/or stock price.
The ongoing COVID-19 pandemic could adversely impact the health and welfare of our employees, including our executive officers , which could have a material adverse effect on our ability to serve our customers and our results of operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about common stock repurchases by the Company during the quarter ended June 30, 2020.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1 through
April 30, 2020	—	$—	—	$—

May 1 through
May 31, 2020	—	—	—	—

June 1 through
June 30, 2020	—	—	—	—

(1)
On February 6, 2020, the Company’s board of directors authorized the Company to repurchase up to $250,000,000 of common stock from time to time as market conditions warrant and as covenants under existing agreements permit. The program does not require the Company to acquire any specific numbers of shares and may be modified or discontinued at any time. At June 30, 2020, $250,000,000 remains available under this program. The program will expire on December 31, 2021.

Item 6.  Exhibits

Exhibit
Number

10.1	Key Employees' Deferred Compensation Program, as amended and restated effective April 1, 2020.

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

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL:  (i) the Condensed Consolidated Balance Sheets at June 30, 2020, and December 31, 2019, (ii)  the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019, (iv) the Condensed Consolidated Statements of Equity for the six months ended June 30, 2020 and 2019, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 and (vi) the Notes to the Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

THE BRINK’S COMPANY

July 28, 2020	By: /s/ Ronald J. Domanico
Ronald J. Domanico
(Executive Vice President and
Chief Financial Officer)
(principal financial officer)