Form 10-Q
period 2020-09-30
BRINKS CO
filed 2020-10-29
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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
Yes  ☐ No  ☒
As of October 26, 2020, 49,433,095 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements
THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)

(In millions, except for per share amounts)	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$592.4	311.0
Restricted cash	203.0	158.0
Accounts receivable, net	708.0	635.6
Prepaid expenses and other	201.5	128.0
Total current assets	1,704.9	1,232.6

Right-of-use assets, net	325.9	270.3
Property and equipment, net	812.1	763.3
Goodwill	1,184.4	784.6
Other intangibles	419.8	272.5
Deferred income taxes	271.1	273.5
Other	184.9	167.0

Total assets	$4,903.1	3,763.8

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$13.3	14.3
Current maturities of long-term debt	107.3	74.5
Accounts payable	173.8	184.5
Accrued liabilities	778.7	628.4
Restricted cash held for customers	93.3	100.3
Total current liabilities	1,166.4	1,002.0

Long-term debt	2,407.0	1,554.8
Accrued pension costs	264.6	228.9
Retirement benefits other than pensions	332.6	347.8
Lease liabilities	269.1	218.4
Deferred income taxes	45.9	21.2
Other	245.6	183.1
Total liabilities	4,731.2	3,556.2

Commitments and contingent liabilities (notes 4, 8 and 14)

Equity:
The Brink's Company ("Brink's") shareholders:
Common stock, par value $1 per share:
Shares authorized: 100.0
Shares issued and outstanding: 2020 - 49.4; 2019 - 50.1	49.4	50.1
Capital in excess of par value	660.0	663.3
Retained earnings	389.7	457.4
Accumulated other comprehensive loss	(1,009.1)	(979.0)
Brink’s shareholders	90.0	191.8

Noncontrolling interests	81.9	15.8

Total equity	171.9	207.6

Total liabilities and equity	$4,903.1	3,763.8
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for per share amounts)	2020	2019	2020	2019

Revenues	$970.5	928.4	$2,669.3	2,747.4

Costs and expenses:
Cost of revenues	742.9	714.4	2,120.2	2,125.6
Selling, general and administrative expenses	141.4	155.0	429.1	451.3
Total costs and expenses	884.3	869.4	2,549.3	2,576.9
Other operating income (expense)	(9.8)	(6.5)	(18.4)	(7.0)

Operating profit	76.4	52.5	101.6	163.5

Interest expense	(27.1)	(22.9)	(70.3)	(68.6)
Interest and other nonoperating income (expense)	(12.8)	(7.8)	(31.4)	(22.1)
Income (loss) from continuing operations before tax	36.5	21.8	(0.1)	72.8
Provision for income taxes	58.9	14.7	3.5	37.1

Income (loss) from continuing operations	(22.4)	7.1	(3.6)	35.7

Loss from discontinued operations, net of tax	(0.1)	(0.4)	(0.9)	(0.5)

Net income (loss)	(22.5)	6.7	(4.5)	35.2
Less net income attributable to noncontrolling interests	1.4	1.3	4.7	3.6

Net income (loss) attributable to Brink’s	(23.9)	5.4	(9.2)	31.6

Amounts attributable to Brink’s
Continuing operations	(23.8)	5.8	(8.3)	32.1
Discontinued operations	(0.1)	(0.4)	(0.9)	(0.5)

Net income (loss) attributable to Brink’s	$(23.9)	5.4	$(9.2)	31.6

Income (loss) per share attributable to Brink’s common shareholders(a):
Basic:
Continuing operations	$(0.47)	0.11	$(0.17)	0.64
Discontinued operations	—	(0.01)	(0.02)	(0.01)
Net income (loss)	$(0.48)	0.11	$(0.18)	0.63

Diluted:
Continuing operations	$(0.47)	0.11	$(0.17)	0.63
Discontinued operations	—	(0.01)	(0.02)	(0.01)
Net income (loss)	$(0.48)	0.10	$(0.18)	0.62

Weighted-average shares
Basic	50.4	50.3	50.6	50.2
Diluted	50.4	51.1	50.6	51.0

Cash dividends paid per common share	$0.15	0.15	$0.45	0.45
(a)   Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019

Net income (loss)	$(22.5)	6.7	$(4.5)	35.2

Benefit plan adjustments:
Benefit plan actuarial gains	12.4	9.2	44.2	29.5
Benefit plan prior service costs	(1.3)	(1.2)	(3.7)	(3.7)
Deferred profit sharing	—	0.1	—	0.2
Total benefit plan adjustments	11.1	8.1	40.5	26.0

Foreign currency translation adjustments	43.6	(34.9)	(48.5)	(25.2)
Gains (losses) on cash flow hedges	4.1	(3.9)	(13.2)	(22.4)
Other comprehensive income (loss) before tax	58.8	(30.7)	(21.2)	(21.6)
Provision for income taxes	4.1	0.7	6.3	0.5

Other comprehensive income (loss)	54.7	(31.4)	(27.5)	(22.1)

Comprehensive income (loss)	32.2	(24.7)	(32.0)	13.1
Less comprehensive income attributable to noncontrolling interests	3.4	1.6	7.3	4.3

Comprehensive income (loss) attributable to Brink's	$28.8	(26.3)	$(39.3)	8.8
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Equity
(Unaudited)

	Nine Months ended September 30, 2020
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCI*	Noncontrolling Interests	Total
Balance as of December 31, 2019	50.1	$50.1	663.3	457.4	(979.0)	15.8	207.6
Cumulative effect of change in accounting principle(a)	—	—	—	(1.7)	—	—	(1.7)
Net income	—	—	—	1.8	—	1.0	2.8
Other comprehensive loss	—	—	—	—	(117.0)	(0.4)	(117.4)
Dividends to:
Brink’s common shareholders ($0.15 per share)	—	—	—	(7.5)	—	—	(7.5)
Noncontrolling interests	—	—	—	—	—	(0.7)	(0.7)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	7.2	—	—	—	7.2
Other share-based benefit transactions	0.4	0.4	(8.6)	(0.1)	—	—	(8.3)
Balance as of March 31, 2020	50.5	$50.5	661.9	449.9	(1,096.0)	15.7	82.0
Net income	—	—	—	12.9	—	2.3	15.2
Other comprehensive income	—	—	—	—	34.2	1.0	35.2
Dividends to:
Brink’s common shareholders ($0.15 per share)	—	—	—	(7.6)	—	—	(7.6)
Noncontrolling interests	—	—	—	—	—	(7.2)	(7.2)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	5.4	—	—	—	5.4
Other share-based benefit transactions	—	—	0.1	—	—	—	0.1
Acquisitions with noncontrolling interests	—	—	—	—	—	67.8	67.8
Balance as of June 30, 2020	50.5	$50.5	667.4	455.2	(1,061.8)	79.6	190.9
Net income (loss)	—	—	—	(23.9)	—	1.4	(22.5)
Other comprehensive income	—	—	—	—	52.7	2.0	54.7
Shares repurchased	(1.1)	(1.1)	(14.9)	(34.0)	—	—	(50.0)
Dividends to:
Brink’s common shareholders ($0.15 per share)	—	—	—	(7.6)	—	—	(7.6)
Noncontrolling interests	—	—	—	—	—	(1.0)	(1.0)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	8.3	—	—	—	8.3
Other share-based benefit transactions	—	—	(0.8)	—	—	—	(0.8)
Acquisitions with noncontrolling interests	—	—	—	—	—	(0.1)	(0.1)
Balance as of September 30, 2020	49.4	$49.4	660.0	389.7	(1,009.1)	81.9	171.9

(a)Effective January 1, 2020, we adopted the provisions of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. We recognized a cumulative effect adjustment to January 1, 2020 retained earnings as a result of adopting this standard. See Note 1 for further details.

	Nine Months ended September 30, 2019
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCI*	Noncontrolling Interests	Total
Balance as of December 31, 2018	49.7	$49.7	628.2	429.1	(953.3)	12.9	166.6
Cumulative effect of change in accounting principle(a)	—	—	—	28.8	(28.8)	—	—
Net income	—	—	—	13.7	—	0.8	14.5
Other comprehensive income	—	—	—	—	1.9	0.3	2.2
Shares repurchased	—	—	(0.5)	0.5	—	—	—
Dividends to:
Brink’s common shareholders ($0.15 per share)	—	—	—	(7.4)	—	—	(7.4)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	9.4	—	—	—	9.4
Other share-based benefit transactions	0.2	0.2	(6.2)	—	—	—	(6.0)
Balance as of March 31, 2019	49.9	$49.9	630.9	464.7	(980.2)	14.0	179.3
Net income	—	—	—	12.5	—	1.5	14.0
Other comprehensive income	—	—	—	—	7.0	0.1	7.1
Dividends to:
Brink’s common shareholders ($0.15 per share)	—	—	—	(7.5)	—	—	(7.5)
Noncontrolling interests	—	—	—	—	—	(0.2)	(0.2)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	16.7	—	—	—	16.7
Other share-based benefit transactions	0.1	0.1	0.1	—	—	—	0.2
Capital contributions from noncontrolling interest	—	—	—	—	—	0.1	0.1
Balance as of June 30, 2019	50.0	$50.0	647.7	469.7	(973.2)	15.5	209.7
Net income	—	—	—	5.4	—	1.3	6.7
Other comprehensive income (loss)	—	—	—	—	(31.7)	0.3	(31.4)
Dividends to:
Brink’s common shareholders ($0.15 per share)	—	—	—	(7.5)	—	—	(7.5)
Noncontrolling interests	—	—	—	—	—	(1.2)	(1.2)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	9.8	—	—	—	9.8
Other share-based benefit transactions	—	—	(0.9)	(0.1)	—	—	(1.0)
Capital contributions from noncontrolling interest	—	—	—	—	—	0.1	0.1
Balance as of September 30, 2019	50.0	$50.0	656.6	467.5	(1,004.9)	16.0	185.2

(a)Effective January 1, 2019, we adopted the provisions of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. We recognized a cumulative effect adjustment to January 1, 2019 retained earnings as a result of adopting this standard. See Note 1 for further details.

* Accumulated other comprehensive income (loss)

See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2020	2019
Cash flows from operating activities:
Net income (loss)	$(4.5)	35.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net of tax	0.9	0.5
Depreciation and amortization	152.2	139.5
Share-based compensation expense	20.9	35.9
Deferred income taxes	(6.2)	(3.6)
Gains on sale of property, equipment and marketable securities	(2.9)	(2.0)
Gains on business dispositions	(4.7)	—
Impairment losses	8.3	3.3
Retirement benefit funding less than expense:
Pension	7.3	2.6
Other than pension	2.7	11.5
Remeasurement losses due to Argentina currency devaluations	5.3	10.4
Other operating	14.1	11.8
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and income taxes receivable	(2.7)	(36.5)
Accounts payable, income taxes payable and accrued liabilities	(134.2)	(15.4)
Restricted cash held for customers	37.3	(41.8)
Customer obligations	(0.7)	15.4
Prepaid and other current assets	(20.0)	(0.8)
Other	14.3	(14.2)
Net cash provided by operating activities	87.4	151.8
Cash flows from investing activities:
Capital expenditures	(79.1)	(116.0)
Acquisitions, net of cash acquired	(427.1)	(183.9)
Dispositions, net of cash disposed	(3.1)	—
Marketable securities:
Purchases	(1.5)	(2.6)
Sales	1.7	1.1
Cash proceeds from sale of property and equipment	2.3	3.0
Acquisition of customer contracts	(6.7)	(3.1)
Net cash used by investing activities	(513.5)	(301.5)
Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term borrowings	(3.3)	(13.1)
Cash supply chain customer debt	(10.5)	—
Long-term revolving credit facilities:
Borrowings	815.4	714.3
Repayments	(866.7)	(836.5)
Other long-term debt:
Borrowings	995.2	334.9
Repayments	(70.8)	(43.7)
Payment of acquisition-related obligation	(6.8)	(4.1)
Debt financing costs	(13.1)	(4.0)
Repurchase shares of Brink's common stock	(50.0)	—
Dividends to:
Shareholders of Brink’s	(22.7)	(22.4)
Noncontrolling interests in subsidiaries	(8.9)	(1.4)
Tax withholdings associated with share-based compensation	(10.3)	(8.4)
Other	1.7	(2.9)
Net cash provided by financing activities	749.2	112.7
Effect of exchange rate changes on cash	3.3	(16.3)
Cash, cash equivalents and restricted cash:
Increase (decrease)	326.4	(53.3)
Balance at beginning of period	469.0	479.5
Balance at end of period	$795.4	426.2
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of presentation

The Brink’s Company (along with its subsidiaries, “Brink’s” or “we”) has three operating segments:
•North America
•South America
•Rest of World

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

We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements. Actual results could differ materially from these estimates.  The most significant estimates are related to goodwill and other long-lived assets, pension and other retirement benefit obligations, legal contingencies, allowance for doubtful accounts, deferred tax assets, purchase price allocations and foreign currency translation. While some of our locations noted improved economics in the third quarter, our current estimates could be materially adversely affected in future periods by the coronavirus (COVID-19) pandemic, which began to have an adverse impact on our results of operations in the quarter ended March 31, 2020 through a reduction in global commerce, reducing the demand for our services and lowering volumes. As a result, we have experienced reduced revenues as some of our customers canceled or suspended service. Consequently we have aligned our cost structure to the reduced demand for our services.

We expect a negative impact on volumes, revenues and operating results while the COVID-19 pandemic continues. Because of the uncertainty with respect to the impact and duration of the COVID-19 pandemic, future developments associated with the COVID-19 pandemic could materially adversely affect our financial position, results of operations, cash flows or our long-term liquidity position. We will continue to monitor developments affecting our condensed consolidated financial statements, including indicators that goodwill or other long-lived assets may be impaired, increases in valuation allowances for doubtful accounts or deferred tax assets may be necessary or other accruals that may increase or be necessary resulting from actions taken to reduce our cost structure or conserve our liquidity.

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

Argentina
We operate in Argentina through wholly owned subsidiaries and a smaller controlled subsidiary (together "Brink's Argentina"). Revenues from Brink's Argentina represented approximately 5% of our consolidated revenues for the first nine months of 2020 and 6% of our consolidated revenues for the first nine months of 2019.

The operating environment in Argentina continues to present business challenges, including ongoing devaluation of the Argentine peso and significant inflation. In the first nine months of 2020 and 2019, the Argentine peso declined approximately 22% (from 59.9 to 76.3 pesos to the U.S. dollar) and approximately 35% (from 37.6 to 57.5 pesos to the U.S. dollar), respectively. For the year ended December 31, 2019, the Argentine peso declined approximately 37% (from 37.6 to 59.9 pesos to the U.S. dollar).

Beginning July 1, 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, we consolidated Brink's Argentina using our accounting policy for subsidiaries operating in highly inflationary economies beginning with the third quarter of 2018. Argentine peso-denominated monetary assets and liabilities are remeasured at each balance sheet date using the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In the first nine months of 2020, we recognized a $5.3 million pretax remeasurement loss. In the first nine months of 2019, we recognized a $10.4 million pretax remeasurement loss.

At September 30, 2020, Argentina's economy remains highly inflationary for accounting purposes. At September 30, 2020, we had net monetary assets denominated in Argentine pesos of $19.6 million (including cash of $9.3 million). At September 30, 2020, we had net nonmonetary assets of $147.0 million (including $99.8 million of goodwill). At September 30, 2020, we had no equity securities denominated in Argentine pesos.

During September 2019, the Argentine government announced currency controls on both companies and individuals. The Argentine central bank issued details as to how the exchange control procedures would operate in practice. Under these procedures, central bank approval is required for many transactions, including dividend repatriation abroad.

During the third quarter of 2020, we elected to use other market mechanisms to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms generally settle at rates that are less favorable than the rates at which we remeasure the financial statements of Brink’s Argentina. As a result, in the three months ended September 30, 2020, we recognized $10.4 million of such conversion losses when we converted Argentine pesos into U.S. dollars at rates that were approximately 100% less favorable than the rates at which we remeasured the financial statements of Brink’s Argentina. These conversion losses are classified in the condensed consolidated statements of operations as other operating income (expense).

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

Internal loss
A former non-management employee in our U.S. global services operations embezzled funds from Brink's in prior years. Except for a small deductible amount, the amount of the internal loss related to the embezzlement was covered by our insurance. In an effort to cover up the embezzlement, the former employee intentionally misstated the underlying accounts receivable subledger data. In 2019, we incurred $4.5 million in costs (primarily third party expenses) to reconstruct the accounts receivables subledger. In the first nine months of 2020, we incurred an additional $0.3 million in costs related to this activity. In the third quarter of 2019, we were able to identify $4.0 million of revenues billed and collected in prior periods which had never been recorded in the general ledger. We also identified and recorded $0.3 million in bank fees, which had been incurred in prior periods. The rebuild of the subledger was completed during the third quarter of 2019. Based on the reconstructed subledger, we were able to analyze and quantify the uncollected receivables from prior periods. Although we plan to attempt to collect these receivables, we estimated an increase to bad debt expense of $13.7 million in the third quarter of 2019.

The estimate of the allowance for doubtful accounts was adjusted in the fourth quarter of 2019 for an additional $6.4 million and again in the first nine months of 2020 for an additional $9.6 million. This estimate will be adjusted in future periods, if needed, as assumptions related to the collectability of these accounts receivable change. At September 30, 2020, we have recorded an $18.2 million allowance on $18.8 million of accounts receivable, or 97%. We have defined accounts receivable impacted by the embezzlement as accounts receivable recorded as of and prior to the third quarter of 2019. Due to the unusual nature of this internal loss and the related errors in the subledger data, along with the fact that management has excluded these amounts when evaluating internal performance, we have excluded these net charges from segment results.

Goodwill
Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. We review goodwill for impairment annually, as of October 1, and whenever events or circumstances in interim periods indicate that it is more likely than not that an impairment may have occurred. Given the COVID-19 pandemic, impairment indicators were reviewed as of June 30, 2020 and we concluded that, due to decreases in our forecasted results, an impairment evaluation for all reporting units was necessary. We performed the interim impairment test as of April 30, 2020 and elected to forego the optional qualitative assessment and performed a quantitative goodwill impairment test instead. We estimated the fair value of each reporting unit using a weighting of three valuation methodologies: the Income Approach, the Public Company Market Multiple Method, and the Similar Transactions Method with greatest weight placed on the Income Approach. The resulting reporting unit fair values were compared to each reporting unit's carrying value. As a result of the evaluation, we concluded that the fair value of each reporting unit exceeded its carrying value for all reporting units, other than France, by a range of 21% to 199%. For the France reporting unit, although the fair value exceeded carrying value by only 8%, goodwill related to the France reporting unit was not impaired as of June 30, 2020.

Given the COVID-19 pandemic, impairment indicators were reviewed as of September 30, 2020. We concluded that there were no events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We will continue to monitor results in future periods to determine whether any indicators of impairment exist that would cause us to perform an impairment review.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the way entities recognize impairment of many financial assets. This new guidance requires immediate recognition of estimated credit losses expected to occur over the life of the asset and incorporates estimated, forward-looking data when measuring lifetime Expected Credit Losses (ECL). The standard was designed to provide greater transparency and understanding of credit risk by requiring enhanced financial statement disclosures which fall into three general categories: ECL estimate methodology and assumptions, quantitative information and metrics, and policy and process explanations. We adopted the standard using the modified retrospective transition method. Results for the reporting period beginning January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. We recognized a cumulative-effect adjustment decreasing retained earnings by $1.7 million on January 1, 2020. The adoption of the standard also resulted in expanded disclosures related to credit losses (see Note 10).

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

Revenue Disaggregated by Reportable Segment and Type of Service

(In millions)	Core Services	High-Value Services	Other Security Services	Total
Three months ended September 30, 2020

Reportable Segments:
North America	$243.7	160.4	—	404.1
South America	87.4	80.0	4.6	172.0
Rest of World	168.9	182.2	43.3	394.4
Total reportable segments	500.0	422.6	47.9	970.5

Three months ended September 30, 2019

Reportable Segments:
North America	$275.7	171.0	—	446.7
South America	125.6	101.1	2.3	229.0
Rest of World	87.6	126.8	34.5	248.9
Total reportable segments	488.9	398.9	36.8	924.6

Not Allocated to Segments:
Acquisitions and dispositions	—	(0.2)	—	(0.2)
Internal loss(a)	—	4.0	—	4.0
Total	$488.9	402.7	36.8	928.4

Nine months ended September 30, 2020

Reportable Segments:
North America	$721.9	475.6	—	1,197.5
South America	274.9	241.5	12.4	528.8
Rest of World	379.9	452.7	110.4	943.0
Total reportable segments	1,376.7	1,169.8	122.8	2,669.3

Nine months ended September 30, 2019

Reportable Segments:
North America	$832.7	491.0	—	1,323.7
South America	363.6	313.2	7.7	684.5
Rest of World	263.7	370.5	101.5	735.7
Total reportable segments	1,460.0	1,174.7	109.2	2,743.9

Not Allocated to Segments:
Acquisitions and dispositions	—	(0.5)	—	(0.5)
Internal loss(a)	—	4.0	—	4.0
Total	$1,460.0	1,178.2	109.2	2,747.4

(a)See details regarding the Internal loss and the impact on revenues in Note 1.

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

The opening and closing balances of receivables, contract assets and contract liabilities related to contracts with customers are as follows:

(In millions)	Receivables	Contract Asset	Contract Liability

Opening (January 1, 2020)	$635.6	1.9	12.8
Closing (September 30, 2020)	708.0	1.3	9.4
Increase (decrease)	$72.4	(0.6)	(3.4)

The amount of revenue recognized in the nine months ended September 30, 2020 that was included in the January 1, 2020 contract liability balance was $10.7 million. This revenue consists of services provided to customers who had prepaid for those services prior to the current year.

We also recognized revenue of $1.3 million in the nine months ended September 30, 2020 from performance obligations satisfied in the prior year. This amount is a result of changes in the transaction price of our contracts with customers.

Contract Costs
Sales commissions directly related to obtaining new contracts with customers qualify for capitalization. These capitalized costs are amortized to expense ratably over the term of the contracts. At September 30, 2020, net capitalized costs to obtain contracts was included in other assets on the condensed consolidated balance sheet. The capitalized amount at September 30, 2020 and amortization expense in the first nine months of 2020 were not significant.

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

Note 3 - Segment information

We identify our operating segments based on how our chief operating decision maker (“CODM”) allocates resources, assesses performance and makes decisions.  Our CODM is our President and Chief Executive Officer.  Our CODM evaluates performance and allocates resources to each operating segment based on a profit or loss measure which, at the reportable segment level, excludes the following:
•Corporate expenses - former non-segment and regional management costs, currency transaction gains and losses, adjustments to reconcile segment accounting policies to U.S. GAAP, and costs related to global initiatives are excluded from segment results.
•Other items not allocated to segments - certain significant items such as reorganization and restructuring actions that are evaluated on an individual basis by management and are not considered part of the ongoing activities of the business are excluded from segment results. We also exclude certain costs, gains and losses related to acquisitions and dispositions of assets and of businesses. Brink's Argentina is consolidated using our accounting policy for subsidiaries operating in highly inflationary economies. We have excluded from our segment results the impact of highly inflationary accounting in Argentina, including currency remeasurement losses. Incremental costs (primarily third party expenses) incurred related to the mitigation of material weaknesses and the implementation and adoption of ASU 2016-02, the new lease accounting standard effective for us January 1, 2019, are excluded from segment results. We have also excluded from our segment results net charges related to an internal loss in our U.S. global services operations. The net impact of the internal loss includes costs incurred to reconstruct an accounts receivable subledger as well as estimated bad debt expense for uncollectible receivables, partially offset by revenue billed and collected, but not previously recorded as a result of the former non-management employee's embezzlement activities.

The following table summarizes our revenues and segment profit for each of our reportable segments and reconciles these amounts to consolidated revenues and operating profit:

	Revenues		Operating Profit
	Three Months Ended September 30,		Three Months Ended September 30,
(In millions)	2020	2019	2020	2019
Reportable Segments:
North America	$404.1	446.7	$36.9	38.7
South America	172.0	229.0	38.9	59.4
Rest of World	394.4	248.9	54.3	32.2
Total reportable segments	970.5	924.6	130.1	130.3

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	—	—	(26.6)	(26.2)
Foreign currency transaction gains (losses)	—	—	(7.9)	(0.4)
Reconciliation of segment policies to GAAP(a)	—	—	4.3	(1.3)
Other items not allocated to segments:
Reorganization and Restructuring	—	—	(5.1)	(6.4)
Acquisitions and dispositions	—	(0.2)	(16.2)	(24.0)
Argentina highly inflationary impact	—	—	(3.2)	(7.9)
Internal loss(b)	—	4.0	0.9	(11.3)
Reporting compliance(c)	—	—	0.1	(0.3)
Total	$970.5	928.4	$76.4	52.5

(a)This line item includes an adjustment to bad debt expense reported by the segments to the estimated consolidated amount required by U.S. GAAP. This line item also includes an adjustment to expense recognized by our Mexican subsidiaries for an annual profit sharing incentive based on local taxable income. U.S. GAAP requires that this plan should be accounted for similar to income tax expense on an interim reporting basis.
(b)See details regarding the impact of the Internal Loss at Note 1.
(c)Costs (primarily third party expenses) related to accounting standard implementation. Additional information provided at page 46.

	Revenues		Operating Profit
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Reportable Segments:
North America	$1,197.5	1,323.7	$87.8	129.1
South America	528.8	684.5	113.6	147.4
Rest of World	943.0	735.7	100.7	82.2
Total reportable segments	2,669.3	2,743.9	302.1	358.7

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	—	—	(78.5)	(85.8)
Foreign currency transaction gains (losses)	—	—	(11.5)	0.2
Reconciliation of segment policies to GAAP(a)	—	—	24.1	2.9
Other items not allocated to segments:
Reorganization and Restructuring	—	—	(49.7)	(20.5)
Acquisitions and dispositions	—	(0.5)	(66.2)	(63.8)
Argentina highly inflationary impact	—	—	(8.4)	(12.3)
Internal loss(b)	—	4.0	(9.9)	(13.9)
Reporting compliance(c)	—	—	(0.4)	(2.0)
Total	$2,669.3	2,747.4	$101.6	163.5

(a)This line item includes an adjustment to bad debt expense reported by the segments to the estimated consolidated amount required by U.S. GAAP. This line item also includes an adjustment to expense recognized by our Mexican subsidiaries for an annual profit sharing incentive based on local taxable income. U.S. GAAP requires that this plan should be accounted for similar to income tax expense on an interim reporting basis.
(b)See details regarding the impact of the Internal Loss at Note 1.
(c)Costs (primarily third party expenses) related to accounting standard implementation. Additional information provided at page 46.

	September 30,	December 31,
(in millions)	2020	2019
Assets held by Reportable Segment
North America	$1,614.1	1,683.0
South America	707.5	806.1
Rest of World	2,173.8	1,006.8
Total reportable segments	4,495.4	3,495.9
Corporate items	407.7	267.9
Total	$4,903.1	3,763.8

Note 4 - Retirement benefits

Pension plans

We have various defined-benefit pension plans covering eligible current and former employees.  Benefits under most plans are based on salary and years of service.

The components of net periodic pension cost for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2020	2019	2020	2019	2020	2019

Three months ended September 30,

Service cost	$—	—	1.8	2.5	1.8	2.5
Interest cost on projected benefit obligation	6.7	8.5	3.1	2.6	9.8	11.1
Return on assets – expected	(11.6)	(12.6)	(3.1)	(2.5)	(14.7)	(15.1)
Amortization of losses	7.3	4.9	1.4	1.1	8.7	6.0
Amortization of prior service credit	—	—	—	(0.1)	—	(0.1)
Settlement loss	—	—	0.6	0.6	0.6	0.6
Net periodic pension cost	$2.4	0.8	3.8	4.2	6.2	5.0

Nine months ended September 30,

Service cost	$—	—	7.7	7.4	7.7	7.4
Interest cost on projected benefit obligation	20.0	25.6	8.4	7.8	28.4	33.4
Return on assets – expected	(34.7)	(38.0)	(8.8)	(7.7)	(43.5)	(45.7)
Amortization of losses	21.4	14.7	3.8	3.1	25.2	17.8
Settlement loss	—	—	1.1	1.5	1.1	1.5
Net periodic pension cost	$6.7	2.3	12.2	12.1	18.9	14.4
We did not make cash contributions to the primary U.S. pension plan in 2019 or the first nine months of 2020.  Based on assumptions described in our Annual Report on Form 10-K for the year ended December 31, 2019, we do not expect to make any additional contributions to the primary U.S. pension plan until 2022.

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

The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

	UMWA Plans		Black Lung and Other Plans		Total
(In millions)	2020	2019	2020	2019	2020	2019

Three months ended September 30,

Interest cost on accumulated postretirement benefit obligations	$3.2	4.1	0.9	0.9	4.1	5.0
Return on assets – expected	(3.3)	(3.4)	—	—	(3.3)	(3.4)
Amortization of losses	4.2	3.9	2.1	1.2	6.3	5.1
Amortization of prior service (credit) cost	(1.2)	(1.2)	—	(0.1)	(1.2)	(1.3)
Net periodic postretirement cost	$2.9	3.4	3.0	2.0	5.9	5.4

Nine months ended September 30,

Service cost	$—	—	0.1	0.1	0.1	0.1
Interest cost on accumulated postretirement benefit obligations	9.6	13.2	2.8	2.7	12.4	15.9
Return on assets – expected	(9.8)	(10.0)	—	—	(9.8)	(10.0)
Amortization of losses	12.3	12.8	6.2	3.5	18.5	16.3
Amortization of prior service credit	(3.5)	(3.5)	(0.2)	(0.3)	(3.7)	(3.8)
Net periodic postretirement cost	$8.6	12.5	8.9	6.0	17.5	18.5
The components of net periodic pension cost and net periodic postretirement cost other than the service cost component are included in interest and other nonoperating income (expense) in the condensed consolidated statements of operations.

Note 5 - Income taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Continuing operations
Provision for income taxes (in millions)	$58.9	14.7	$3.5	37.1
Effective tax rate	161.4%	67.4%	(3,500.0%)	51.0%

2020 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first nine months of 2020 was negative and not meaningful primarily due to the level of pre-tax earnings. The items that cause the rate to be higher than the 21% U.S. statutory tax rate include the geographical mix of earnings, the seasonality of book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on cross border payments and U.S. taxable income limitations, and the characterization of a French business tax as an income tax, partially offset by the tax benefits related to the distribution of share-based payments.

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

G4S plc ("G4S") Acquisitions
On February 26, 2020, we announced that we agreed to acquire the majority of the cash management operations of U.K.-based G4S, with closings planned in multiple phases in 2020. In March 2020, we acquired 100% of the capital stock of G4S International Logistics Group Limited, a company which directly or indirectly owns controlling interests in multiple businesses providing secure international transportation of valuables. In the second quarter of 2020, we acquired cash management operations from G4S located in the Netherlands, Belgium, Ireland, Hong Kong, Cyprus, Romania, the Czech Republic, Malaysia, the Dominican Republic and the Philippines. In the third quarter of 2020, we acquired operations in Indonesia, Estonia, Latvia and Lithuania. For the majority of the acquisitions in the second and third quarters of 2020, we acquired 100% of the ownership interests. In Malaysia, the Dominican Republic, the Philippines and Indonesia, we acquired ownership interests of less than 100%. We believe that we meet the accounting criteria for consolidating these subsidiaries. In the aggregate, the purchase consideration for the G4S acquisitions in the first nine months of 2020 is $719.7 million. The operations we have acquired through September 30, 2020, which represent approximately 90% of the total estimated purchase price, generate approximately $740 million in annual revenues.

The contingent consideration noted in the following table below is related to the acquisition of the Malaysia operations. The consideration will be paid when minimum dividend distributions are received by Brink's relating to cash on the balance sheets of the Malaysia subsidiaries as of the acquisition date. We used a probability-weighted approach to estimate the fair value of the contingent consideration. The fair value of the contingent consideration reflected in the table below is the full $38 million that remains potentially payable as of September 30, 2020 as we believe it is unlikely that the contingent consideration payments will be reduced.

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

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration

Cash paid through September 30, 2020	$672.3
Contingent consideration	38.0
Liabilities assumed from seller	12.2
Receivable from seller	(2.8)
Fair value of purchase consideration	$719.7

Fair value of net assets acquired

Cash	$218.8
Restricted cash	30.1
Accounts receivable	136.8
Other current assets	25.5
Property and equipment, net	123.4
Right-of-use assets, net	73.7
Intangible assets(a)	175.0
Goodwill(b)	424.0
Other noncurrent assets	19.3
Current liabilities	(286.3)
Lease liabilities	(59.5)
Other noncurrent liabilities	(93.4)
Fair value of net assets acquired	$787.4
Less: Fair value of noncontrolling interest	(67.7)
Fair value of purchase consideration	$719.7
(a)Intangible assets are composed of customer relationships ($175 million fair value and 15 year amortization period).
(b)Consists of intangible assets that do not qualify for separate recognition, combined with synergies expected from integrating G4S operations with our existing operations. Goodwill has been provisionally assigned to the Global Markets-EMEA reporting unit ($255 million), the Global Markets-Asia reporting unit ($165 million) and the Global Markets-South America reporting unit ($4 million). We do not currently expect goodwill in these reporting units to be deductible for tax purposes.

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

(In millions)	Fair Value at Acquisition Date

Fair value of purchase consideration

Cash paid through September 30, 2020	$135.7
Indemnification asset	(1.9)
Fair value of purchase consideration	$133.8

Fair value of net assets acquired

Cash	$1.4
Accounts receivable	8.9
Other current assets	0.5
Property and equipment, net	2.4
Intangible assets(a)	49.0
Goodwill(b)	85.1
Other noncurrent assets	5.8
Current liabilities	(11.4)
Noncurrent liabilities	(7.9)
Fair value of net assets acquired	$133.8

(a)Intangible assets are composed of customer relationships ($47 million fair value and 11 year amortization period), trade name ($1 million fair value and 1 year amortization period), and non-compete agreement ($1 million fair value and 5 year amortization period).
(b)Consists of intangible assets that do not qualify for separate recognition, combined with synergies expected from integrating Rodoban’s operations with our existing Brink’s Brazil operations. All of the goodwill has been assigned to the Brazil reporting unit and is expected to be deductible for tax purposes.

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

For these three business acquisitions (BI, COMEF and TVS), we estimated fair values for the assets purchased and liabilities assumed as of the date of the acquisitions. These estimated amounts are aggregated in the following table. The determination of estimated fair value required management to make significant estimates and assumptions. We finalized our purchase price accounting in the second quarter of 2020 for BI and COMEF and in the third quarter of 2020 for TVS. There were no significant changes to our fair value estimates of the net assets acquired for these acquisitions.

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration

Cash paid through September 30, 2020	$60.6
Contingent consideration	1.6
Indemnification asset	(13.3)
Fair value of purchase consideration	$48.9

Fair value of net assets acquired

Cash	$6.5
Accounts receivable	4.5
Property and equipment, net	7.1
Intangible assets(a)	24.3
Goodwill(b)	34.3
Other current and noncurrent assets	2.0
Current liabilities	(15.2)
Noncurrent liabilities	(14.6)
Fair value of net assets acquired	$48.9

(a)Intangible assets are composed of developed technology, customer relationships and trade names.
(b)Consists of intangible assets that do not qualify for separate recognition, combined with synergies expected from integrating these acquired operations into our existing operations. The goodwill from these acquisitions have been assigned to the following reporting units: BI (U.S.), COMEF (Brazil) and TVS (Global Markets - South America). We expect goodwill related to BI to be deductible for tax purposes. We do not expect goodwill related to COMEF or TVS to be deductible for tax purposes.

Actual and Pro forma disclosures

Below are the actual results included in Brink's consolidated results for the businesses we acquired in the first nine months of 2020.

(In millions)	Revenue	Net income (loss) attributable to Brink's

Three months ended September 30, 2020
G4S	$156.1	5.2
Total	$156.1	5.2

Nine months ended September 30, 2020
G4S	$285.0	8.2
Total	$285.0	8.2

The pro forma consolidated results of Brink’s presented below reflect a hypothetical ownership as of January 1, 2018 for the businesses we acquired during 2019 and a hypothetical ownership as of January 1, 2019 for the businesses we acquired in the first nine months of 2020.

(In millions)	Revenue	Net income (loss) attributable to Brink's

Pro forma results of Brink's for the three months ended September 30,
2020
Brink's as reported	$970.5	(23.9)
G4S(a)	5.3	(0.1)
Total	$975.8	(24.0)

2019
Brink's as reported	$928.4	5.4
G4S(a)	185.0	2.7
Other acquisitions(a)	5.0	0.7
Total	$1,118.4	8.8

Pro forma results of Brink's for the nine months ended September 30,
2020
Brink's as reported	$2,669.3	(9.2)
G4S(a)	192.0	(4.2)
Total	$2,861.3	(13.4)

2019
Brink's as reported	$2,747.4	31.6
G4S(a)	555.0	8.0
Rodoban(a)	0.6	—
Other 2019 acquisitions(a)	26.8	1.7
Total	$3,329.8	41.3

(a)Represents amounts prior to acquisition by Brink's.

Acquisition costs

We have incurred $17.7 million in transaction costs related to business acquisitions in the first nine months of 2020 (compared to $5.6 million in the first nine months of 2019). These costs are classified in the condensed consolidated statements of operations as selling, general and administrative expenses.

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

Note 7 - Accumulated other comprehensive income (loss)

Other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive loss into earnings, was as follows:

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Three months ended September 30, 2020

Amounts attributable to Brink's:
Benefit plan adjustments	$(3.3)	0.4	14.4	(3.4)	8.1
Foreign currency translation adjustments(b)	41.6	—	—	—	41.6
Gains (losses) on cash flow hedges	2.0	(0.6)	2.1	(0.5)	3.0
	40.3	(0.2)	16.5	(3.9)	52.7

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	2.0	—	—	—	2.0
	2.0	—	—	—	2.0

Total
Benefit plan adjustments(a)	(3.3)	0.4	14.4	(3.4)	8.1
Foreign currency translation adjustments(b)	43.6	—	—	—	43.6
Gains (losses) on cash flow hedges(c)	2.0	(0.6)	2.1	(0.5)	3.0
	$42.3	(0.2)	16.5	(3.9)	54.7

Three months ended September 30, 2019

Amounts attributable to Brink's:
Benefit plan adjustments	$(2.2)	0.8	10.3	(2.5)	6.4
Foreign currency translation adjustments	(35.2)	—	—	—	(35.2)
Gains (losses) on cash flow hedges	3.5	(1.5)	(7.4)	2.5	(2.9)
	(33.9)	(0.7)	2.9	—	(31.7)

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	0.3	—	—	—	0.3
	0.3	—	—	—	0.3

Total
Benefit plan adjustments(a)	(2.2)	0.8	10.3	(2.5)	6.4
Foreign currency translation adjustments	(34.9)	—	—	—	(34.9)
Gains (losses) on cash flow hedges(c)	3.5	(1.5)	(7.4)	2.5	(2.9)
	$(33.6)	(0.7)	2.9	—	(31.4)

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Nine months ended September 30, 2020

Amounts attributable to Brink's:
Benefit plan adjustments	$(0.6)	0.7	41.1	(9.8)	31.4
Foreign currency translation adjustments(b)	(51.1)	—	—	—	(51.1)
Gains (losses) on cash flow hedges	10.6	(5.8)	(23.8)	8.6	(10.4)
	(41.1)	(5.1)	17.3	(1.2)	(30.1)

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	2.6	—	—	—	2.6
	2.6	—	—	—	2.6

Total
Benefit plan adjustments(a)	(0.6)	0.7	41.1	(9.8)	31.4
Foreign currency translation adjustments(b)	(48.5)	—	—	—	(48.5)
Gains (losses) on cash flow hedges(c)	10.6	(5.8)	(23.8)	8.6	(10.4)
	$(38.5)	(5.1)	17.3	(1.2)	(27.5)

Nine months ended September 30, 2019

Amounts attributable to Brink's:
Benefit plan adjustments	$(5.8)	1.4	31.8	(7.6)	19.8
Foreign currency translation adjustments	(25.9)	—	—	—	(25.9)
Gains (losses) on cash flow hedges	(16.0)	3.5	(6.4)	2.2	(16.7)
	(47.7)	4.9	25.4	(5.4)	(22.8)

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	0.7	—	—	—	0.7
	0.7	—	—	—	0.7

Total
Benefit plan adjustments(a)	(5.8)	1.4	31.8	(7.6)	19.8
Foreign currency translation adjustments	(25.2)	—	—	—	(25.2)
Gains (losses) on cash flow hedges(c)	(16.0)	3.5	(6.4)	2.2	(16.7)
	$(47.0)	4.9	25.4	(5.4)	(22.1)

(a)The amortization of actuarial losses and prior service cost is part of total net periodic retirement benefit cost when reclassified to net income.  Net periodic retirement benefit cost also includes service cost, interest cost, expected return on assets, and settlement losses.  Total service cost is allocated between cost of revenues and selling, general and administrative expenses on a plan-by-plan basis and the remaining net periodic retirement benefit cost items are allocated to interest and other nonoperating income (expense):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Total net periodic retirement benefit cost included in:
Cost of revenues	$1.3	1.9	$6.3	5.7
Selling, general and administrative expenses	0.5	0.6	1.5	1.8
Interest and other nonoperating income (expense)	10.3	7.9	28.6	25.4

(b)2020 foreign currency translation adjustment amounts arising during the current period reflect primarily the Mexican peso and Brazilian real, partially offset by the euro and various currencies related to the G4S acquisition.
(c)Pretax gains and losses on cash flow hedges are classified in the condensed consolidated statements of operations as:
•other operating income (expense) ($0.8 million gain in the three months ended September 30, 2020 and $8.9 million gain in the three months ended September 30, 2019; as well as $30.6 million gain in the nine months ended September 30, 2020 and $10.3 million gain in the nine months ended September 30, 2019)
•interest expense ($2.9 million of expense in the three months ended September 30, 2020 and $1.4 million of expense in the three months ended September 30, 2019; as well as $6.8 million of expense in the nine months ended September 30, 2020 and $3.9 million of expense in the nine months ended September 30, 2019).

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

(In millions)	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2019	$(583.0)	(382.8)	(13.2)	(979.0)
Other comprehensive income (loss) before reclassifications	0.1	(51.1)	4.8	(46.2)
Amounts reclassified from accumulated other comprehensive loss to net income	31.3	—	(15.2)	16.1
Other comprehensive income (loss) attributable to Brink's	31.4	(51.1)	(10.4)	(30.1)
Balance as of September 30, 2020	$(551.6)	(433.9)	(23.6)	(1,009.1)

Note 8 - Fair value of financial instruments

Investments in Marketable Securities
We have investments in mutual funds and equity securities that are carried at fair value in the financial statements. For these investments, fair value was based on quoted market prices, which we have categorized as a Level 1 valuation.

Fixed-Rate Debt
The fair value and carrying value of our material fixed-rate debt is as follows:

(In millions)	September 30, 2020	December 31, 2019

$600 million Senior unsecured notes
Carrying value	$600.0	600.0
Fair value	611.7	624.7

$400 million Senior unsecured notes
Carrying value	400.0	—
Fair value	410.5	—

The fair value estimates of our senior unsecured notes was based on the present value of future cash flows, discounted at rates for similar instruments at the measurement date, which we have categorized as a Level 3 valuation.

Forward and Swap Contracts
We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At September 30, 2020, the notional value of our short term outstanding foreign currency forward and swap contracts was $282 million, with average maturities of approximately one month.  These foreign currency forward and swap contracts primarily offset exposures in the euro and the British pound and are not designated as hedges for accounting purposes. Accordingly, changes in their fair value are recorded immediately in earnings. At September 30, 2020, the fair value of our short term foreign currency contracts was a net liability of approximately $0.7 million, of which $0.2 million was included in prepaid expenses and other and $0.9 million was included in accrued liabilities on the condensed consolidated balance sheet. At December 31, 2019, the fair value of these foreign currency contracts was a net asset of approximately $0.6 million, of which $0.8 million was included in prepaid expenses and other and $0.2 million was included in accrued liabilities on the condensed consolidated balance sheet.

Amounts under these contracts were recognized in other operating income (expense) and in interest and other nonoperating income and expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019

Derivative instrument gains (losses) included in other operating income (expense)	$(3.4)	5.8	$0.5	8.3

Derivative instrument losses included in other nonoperating income (expense)(a)	(0.5)	—	(8.6)	—

(a)Represents losses on foreign currency forward contracts related to 2020 acquisition of business operations from G4S.

In the first quarter of 2019, we entered into a long term cross currency swap contract to hedge exposure in Brazilian real, which is designated as a cash flow hedge for accounting purposes. At September 30, 2020, the notional value of this long term contract was $104 million with a weighted-average maturity of 2.0 years. At September 30, 2020, the fair value of the long term cross currency swap contract was a $30.9 million net asset, of which $4.6 million is included in prepaid expenses and other and $26.3 million is included in other assets on the condensed consolidated balance sheet. At December 31, 2019, the fair value of the long term cross currency swap contract was a $2.1 million net asset, of which a $4.9 million asset is included in other assets and a $2.8 million liability is included in accrued liabilities on the condensed consolidated balance sheet.

Amounts under this contract were recognized in other operating income (expense) to offset transaction gains or losses and in interest expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019

Derivative instrument gains included in other operating income (expense)	$0.8	8.9	$30.6	10.3

Offsetting transaction losses	(0.8)	(8.9)	(30.6)	(10.3)

Derivative instrument losses included in interest expense	(0.5)	(1.3)	(1.5)	(4.0)

Net derivative instrument gains	0.3	7.6	29.1	6.3

In the first quarter of 2016, we entered into two interest rate swaps to hedge cash flow risk associated with changes in variable interest rates and that are designated as cash flow hedges for accounting purposes. At September 30, 2020, the notional value of these contracts was $40 million with a remaining weighted-average maturity of 0.3 years. At September 30, 2020, the fair value of these interest rates swaps was a liability of $0.2 million and was included in accrued liabilities on the condensed consolidated balance sheet. At December 31, 2019, the fair value of these interest rate swaps was an asset of $0.2 million and was included in prepaid expenses and other on the condensed consolidated balance sheet. The effect of these swaps is included in interest expense and was not significant in the first nine months of 2020 or 2019.

In the first quarter of 2019, we entered into ten interest rate swaps that hedge cash flow risk associated with changes in variable interest rates and that are designated as cash flow hedges for accounting purposes. At September 30, 2020, the notional value of these contracts was $400 million with a remaining weighted-average maturity of 1.7 years. At September 30, 2020, the fair value of these interest rate swaps was a net liability of $31.8 million, of which $9.6 million was included in accrued liabilities and $22.2 million was included in other liabilities on the condensed consolidated balance sheet. At December 31, 2019, the fair value of these interest rate swaps was a net liability of $15.0 million, of which $3.6 million was included in accrued liabilities and $11.4 million was included in other liabilities on the condensed consolidated balance sheet.

The effect of these swaps is included in interest expense. The amounts recognized in the 2019 periods were not significant.

(In millions)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020

Derivative instrument losses included in interest expense	$2.3	5.2

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

There were no transfers in or out of any of the levels of the valuation hierarchy in the first nine months of 2020.

Note 9 - Debt

	September 30,	December 31,
(In millions)	2020	2019
Debt:
Short-term borrowings
Restricted cash borrowings(a)	$—	10.3
Other	13.3	4.0
Total short-term borrowings	$13.3	14.3

Long-term debt
Bank credit facilities:
Term loan A(b)	$1,309.4	767.0
Senior unsecured notes(c)	986.9	592.9
Revolving Credit Facility	62.1	115.0
Other	9.7	4.9
Financing leases	146.2	149.5
Total long-term debt	$2,514.3	1,629.3

Total debt	$2,527.6	1,643.6

Included in:
Current liabilities	$120.6	88.8
Noncurrent liabilities	2,407.0	1,554.8
Total debt	$2,527.6	1,643.6

(a)These amounts were for short-term borrowings related to cash borrowed under lending arrangements used in the process of managing customer cash supply chains, which was classified as restricted cash and not available for general corporate purposes. See Note 13 for more details. Due to the change of contractual arrangements in the third quarter of 2020, these funds no longer fall under the definition of restricted cash borrowings.
(b)Amounts outstanding are net of unamortized debt costs of $5.9 million as of September 30, 2020 and $3.0 million as of December 31, 2019.
(c)Amounts outstanding are net of unamortized debt costs of $13.1 million as of September 30, 2020 and $7.1 million as of December 31, 2019.

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
All Loans under the Revolving Credit Facility and the Term Loans will mature five years after the first amendment date (on February 8, 2024). Principal payments for the Term Loans are due quarterly in an amount equal to 1.25% of the initial loan amount with a final lump sum payment due on February 8, 2024. Interest rates for the Senior Secured Credit Facility are based on LIBOR plus a margin or an alternate base rate plus a margin. The Revolving Credit Facility allows us to borrow money or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of September 30, 2020, $938 million was available under the Revolving Credit Facility. The obligations under the Senior Secured Credit Facility are secured by a first-priority lien on all or substantially all of the assets of the Company and certain of its domestic subsidiaries, including a first-priority lien on equity interests of certain of the Company’s direct and indirect subsidiaries. The Company and certain of its domestic subsidiaries also guarantee the obligations under the Senior Secured Credit Facility.
The margin on both LIBOR and alternate base rate borrowings under the Senior Secured Credit Facility is based on the Company’s total net debt leverage ratio. The margin on LIBOR borrowings, which can range from 1.25% to 2.50%, was 2% at September 30, 2020. The margin on alternate base rate borrowings, which can range from 0.25% to 1.50%, was 1% as of September 30, 2020. We also pay an annual commitment fee on the unused portion of the Revolving Credit Facility based on the Company’s total net leverage ratio. The commitment fee, which can range from 0.15% to 0.35%, was 0.3% as of September 30, 2020.

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

Letter of Credit Facilities and Bank Guarantee Facilities
We have three committed letter of credit facilities totaling $58 million, of which approximately $11 million was available at September 30, 2020. At September 30, 2020, we had undrawn letters of credit and guarantees of $47 million issued under these facilities. A $10 million facility expires in April 2022, a $32 million facility expires in December 2022 and a $16 million facility expires in January 2024.

We have two uncommitted letter of credit facilities totaling $55 million, of which approximately $33 million was available at September 30, 2020. At September 30, 2020, we had undrawn letters of credit and guarantees of $22 million issued under these facilities. A $40 million facility expires in December 2020 and a $15 million facility has no expiration date.

The Senior Secured Credit Facility is also available for issuance of letters of credit and bank guarantees.

The Senior Secured Credit Facility, Senior Unsecured Notes, the Letter of Credit Facilities and Bank Guarantee Facilities contain various financial and other covenants. The financial covenants, among other things, limit our ability to provide liens, restrict fundamental changes, limit transactions with affiliates and unrestricted subsidiaries, restrict changes to our fiscal year and to organizational documents, limit asset dispositions, limit the use of proceeds from asset sales, limit sale and leaseback transactions, limit investments, limit the ability to incur debt, restrict certain payments to shareholders, limit negative pledges, limit the ability to change the nature of our business, provide for a maximum consolidated net leverage ratio and provide for minimum coverage of interest costs. If we were not to comply with the terms of our various financing agreements, the repayment terms could be accelerated and the commitments could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other financing agreements. We were in compliance with all covenants at September 30, 2020.

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

The following table is a rollforward of the allowance for bad debts for the nine month period ending September 30, 2020.

Allowance for doubtful accounts:

(In millions)

December 31, 2019	$30.2
Cumulative effect of change in accounting principle	2.3
Provision for uncollectible accounts receivable(a)	11.2
Write-offs less recoveries	(3.9)
Foreign currency exchange effects	(0.3)
September 30, 2020	$39.5

(a)The provision in 2020 includes a $9.6 million allowance related to the internal loss in our U.S global services operations. See Note 1 for details.

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

Outstanding awards at September 30, 2020 include performance share units, restricted stock units, deferred stock units, performance-based stock options, time-based stock options and certain awards that will be settled in cash.

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

Compensation expenses are classified as selling, general and administrative expenses in the condensed consolidated statements of operations. Compensation expenses for the share-based awards were as follows:

	Compensation Expense		Compensation Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019

Performance share units	$5.5	7.0	$12.5	21.6
Restricted stock units	1.5	1.4	4.5	5.3
Deferred stock units and fees paid in stock	0.3	0.3	0.9	0.9
Performance-based stock options	0.5	0.8	1.7	7.3
Time-based vesting stock options	0.5	0.3	1.3	0.8
Cash based awards	0.4	—	0.8	—
Share-based payment expense	8.7	9.8	21.7	35.9
Income tax benefit	(1.9)	(2.3)	(4.7)	(8.3)
Share-based payment expense, net of tax	$6.8	7.5	$17.0	27.6

Performance-Based Stock Options
In 2018, 2017 and 2016, we granted performance-based stock options that have a service condition as well as a market condition. In addition, some of the awards granted in 2016 contained a non-financial performance condition. We measure the fair value of these performance-based options at the grant date using a Monte Carlo simulation model.

The following table summarizes performance-based stock option activity during the first nine months of 2020:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2019	1,191.1	$11.52
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding balance as of September 30, 2020	1,191.1	$11.52

Time-Based Stock Options
We granted time-based stock options that contain only a service condition. We measure the fair value of these time-based options at the grant date using a Black-Scholes-Merton option pricing model.

The following table summarizes time-based stock option activity during the first nine months of 2020:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2019	127.0	$21.56
Granted	80.8	21.10
Forfeited	—	—
Exercised	—	—
Outstanding balance as of September 30, 2020	207.8	$21.38

Restricted Stock Units (“RSUs”)
We granted RSUs that contain only a service condition. We measure the fair value of RSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period.

The following table summarizes RSU activity during the first nine months of 2020:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2019	172.7	$71.87
Granted	93.2	71.78
Forfeited	(11.3)	78.81
Conversion to cash settled awards(a)	(1.3)	72.80
Vested	(84.9)	67.41
Nonvested balance as of September 30, 2020	168.4	$73.60

(a)Certain RSUs were modified in the first quarter of 2020 to change the awards' classification from share-settled to cash-settled. The weighted-average grant date fair value per share shown above is the removal of the original fair value.

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

The following table summarizes all PSU activity during the first nine months of 2020:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2019	564.2	$70.10
Granted	248.4	83.68
Forfeited	(22.0)	76.23
Conversion to cash settled awards(a)	(4.6)	65.42
Vested(b)	(204.3)	56.72
Nonvested balance as of September 30, 2020	581.7	$80.40

(a)Certain IM PSUs were modified in the first quarter of 2020 to change the awards' classification from share-settled to cash-settled. The weighted-average grant date fair value per share shown above is the removal of the original fair value.
(b)The vested PSUs presented are based on the target amount of the award. In accordance with the terms of the underlying award agreements, the actual shares earned and distributed for the performance period ended December 31, 2019 were 394.0 thousand, compared to target shares of 204.3 thousand.

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

The following table summarizes all DSU activity during the first nine months of 2020:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2019	12.1	$79.69
Granted	21.6	40.46
Vested	(12.1)	79.69
Nonvested balance as of September 30, 2020	21.6	$40.46

Note 12 - Capital Stock

Common Stock
At September 30, 2020, we had 100 million shares of common stock authorized and 49.4 million shares issued and outstanding.

Dividends
We paid regular quarterly dividends on our common stock during the last two years.  On October 19, 2020, the Board declared a regular quarterly dividend of 15 cents per share payable on December 1, 2020.  The payment of future dividends is at the discretion of the Board of Directors and is dependent on our future earnings, financial condition, shareholder equity levels, cash flow, business requirements and other factors.

Preferred Stock
At September 30, 2020, we had the authority to issue up to 2.0 million shares of preferred stock with a par value of $10 per share.

Share Repurchase Program
On February 6, 2020, our board of directors authorized a $250 million share repurchase program that expires on December 31, 2021. The authorization replaces our previous $200 million share repurchase program, authorized by the board of directors in May 2017, which expired December 31, 2019.

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

In August 2020, we entered into an accelerated share repurchase arrangement ("ASR") with a financial institution. In exchange for a $50 million up-front payment at the beginning of the purchase period, the financial institution delivered to us 849,978 shares of our common stock for an average repurchase price of $58.83 per share. The shares received were retired in the period they were delivered to us, and the up-front payment was accounted for as a reduction to shareholders' equity in the condensed consolidated balance sheet. For purposes of calculating earnings per share, we reported the ASR as a repurchase of our common stock in August 2020 and as a forward contract indexed to our common stock. The ASR met all of the applicable criteria for equity classification, and, as a result, was not accounted for as a derivative instrument. In September 2020, the ASR purchase period was subsequently terminated early and we received and retired an additional 246,676 shares under the ASR, resulting in an overall average repurchase price of $45.59 per share.

At September 30, 2020, $200 million remains available under the $250 million repurchase program.

Shares Used to Calculate Earnings per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019

Weighted-average shares:
Basic(a)	50.4	50.3	50.6	50.2
Effect of dilutive stock awards and options	—	0.8	—	0.8
Diluted	50.4	51.1	50.6	51.0

Antidilutive stock awards and options excluded from denominator	1.5	0.1	1.5	0.1

(a)We have deferred compensation plans for directors and certain of our employees.  Some amounts owed to participants are denominated in common stock units.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average common stock units credited to employees and directors under the deferred compensation plans.  Additionally, nonvested units containing only a service requirement are also included in the computation of basic weighted-average shares when the requisite service period has been completed. Accordingly, included in basic shares are 0.3 million in the three months and 0.3 million in the nine months ended September 30, 2020, and 0.3 million in the three months and 0.3 million in the nine months ended September 30, 2019.

Note 13 - Supplemental cash flow information

	Nine Months Ended September 30,
(In millions)	2020	2019
Cash paid for:
Interest	$54.1	56.0
Income taxes, net	42.9	33.4

Argentina Currency Conversions
We have elected in the past and could continue in the future to repatriate cash from Brink's Argentina using different means to convert Argentine pesos into U.S. dollars. During the third quarter of 2020, we elected to use other market mechanisms to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms generally settle at rates that are less favorable than the rates at which we remeasure the financial statements of Brink’s Argentina. As a result, in the three months ended September 30, 2020, we recognized $10.4 million of such conversion losses when we converted Argentine pesos into U.S. dollars at rates that were approximately 100% less favorable than the rates at which we remeasured the financial statements of Brink’s Argentina. The net cash flows from these transactions are treated as operating cash flows as the financial instruments are purchased specifically for resale and are generally sold within a short period of time from the date of purchase.

Non-cash Investing and Financing Activities
We acquired $24.3 million in armored vehicles and other equipment under financing lease arrangements in the first nine months of 2020 compared to $46.2 million in armored vehicles and other equipment acquired under financing lease arrangements in the first nine months of 2019.

Restricted Cash (Cash Supply Chain Services)
In France, we offer services to certain of our customers where we manage some or all of their cash supply chains. Providing this service requires our French subsidiary to take temporary title to the cash received from the management of our customers' cash supply chains until the cash is returned to the customers. The cash for which we have temporary title is restricted and cannot be used for any other purpose other than to service our customers who participate in this service offering. Prior to the third quarter of 2020, as part of this service offering, we entered into lending arrangements with some of our customers. Cash borrowed under these lending arrangements was used in the process of managing these customers' cash supply chains, was restricted and could not be used for any other purpose other than to service these customers.

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

At September 30, 2020, we held $203.0 million of restricted cash ($93.3 million represented restricted cash held for customers and $102.3 million represented accrued liabilities). At December 31, 2019, we held $158.0 million of restricted cash ($10.3 million represented short-term borrowings, $100.3 million represented restricted cash held for customers and $47.4 million represented accrued liabilities).

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

	September 30,	December 31,
(In millions)	2020	2019
Cash and cash equivalents	$592.4	311.0
Restricted cash	203.0	158.0
Total, cash, cash equivalents, and restricted cash in the condensed consolidated statements of cash flows	$795.4	469.0

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

Note 15 - Reorganization and Restructuring

Other Restructurings
Management periodically implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized net costs of $20.5 million in the first nine months of 2019, primarily severance costs and charges related to the modification of share-based compensation awards. We recognized $49.7 million net costs in operating profit and $0.6 million costs in interest and other nonoperating income (expense) in the first nine months of 2020, primarily severance costs. For the restructuring actions that have not yet been completed, we expect to incur additional costs between $9 million and $11 million in future periods.

The following table summarizes the changes in the accrued liability for costs incurred, payments and utilization, and foreign currency exchange effects of other restructurings:

(In millions)	Severance Costs	Other	Total

Balance as of January 1, 2020	$7.0	—	7.0
Expense	51.7	4.7	56.4
Payments and utilization	(44.9)	(4.7)	(49.6)
Accrual adjustment	(6.1)	—	(6.1)
Foreign currency exchange effects	(0.6)	—	(0.6)
Balance as of September 30, 2020	$7.1	—	7.1

THE BRINK’S COMPANY
and subsidiaries

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Brink’s Company offers transportation and logistics management services for cash and valuables throughout the world.  These services include:
•Cash-in-transit (“CIT”) services – armored vehicle transportation of valuables
•ATM services – replenishing and maintaining customers’ automated teller machines; providing network infrastructure services
•Global services – secure international transportation of valuables
•Cash management services
◦Currency and coin counting and sorting; deposit preparation and reconciliations; other cash management services
◦Safe and safe control device installation and servicing (including our patented CompuSafe® service)
◦Vaulting services
◦Check imaging services
•Payment services – bill payment and processing services on behalf of utility companies and other billers at any of our Brink’s or Brink’s-operated  payment locations in Brazil, Colombia, Panama, and Mexico and Brink’s Money™ general purpose reloadable prepaid cards and payroll cards in the U.S.
•Commercial security systems services – design and installation of security systems in designated markets in Europe
•Guarding services – protection of airports, offices, and certain other locations in Europe and Brazil with or without electronic surveillance, access control, fire prevention and highly trained patrolling personnel

We identify our operating segments based on how our chief operating decision maker (“CODM”) allocates resources, assesses performance and makes decisions.  Our CODM is our President and Chief Executive Officer.  Our CODM evaluates performance and allocates resources to each operating segment based on an operating profit or loss measure, excluding income and expenses not allocated to segments.

We have three operating segments:
•North America
•South America
•Rest of World

RESULTS OF OPERATIONS

COVID-19 Pandemic Impact
We are closely monitoring developments related to the ongoing coronavirus (COVID-19) pandemic, which has created global volatility, uncertainty and economic disruption.  We have taken and continue to take steps to mitigate the potential risks to our employees, our customers and our business around the world.  We are focused on three priorities:

•Protecting our people and providing essential services to our customers;
•Preserving cash and optimizing profitability; and
•Positioning Brink’s to be stronger on the other side of the crisis.
The COVID-19 pandemic began to have a material adverse impact on our results of operations in the quarter ended March 31, 2020. It first affected our operations in Asia, and then beginning in early March moved sequentially through Europe, North America and South America. Government-imposed mandatory closures and other restrictions across our key global markets have contributed to a reduction in global commerce, reducing the demand for our services and lowering volumes. As a result, we have experienced reduced revenues as some of our customers canceled or suspended service. Consequently, we have aligned our cost structure to the reduced demand for our services, including through employee lay-offs, furloughs, freezing merit increases and temporary benefit reductions across our global operations.
As of the date of this filing, uncertainty remains with respect to the continued impact and duration of the COVID-19 pandemic. However, we expect that the COVID-19 pandemic will continue to impact each of our businesses and segments differently. We expect a negative impact on volumes, revenues and operating results while the COVID-19 pandemic continues. To address this negative impact, during the quarter ended March 31, 2020, we began taking steps to reduce expenses including reducing headcount, managing overtime, reducing salaries and benefits, limiting non-safety-related fleet maintenance, eliminating non-essential travel and other expenses, as well as pursuing government assistance (where available). The extent of the impact will depend on future developments, including the duration and spread of the pandemic and related government restrictions, all of which are uncertain and cannot be predicted.
In addition, we cannot predict whether future developments associated with the COVID-19 pandemic will have a materially adverse effect on our long-term liquidity position. During the quarter ended March 31, 2020, in addition to the steps we began taking to reduce expenses, we also began taking steps to reduce capital expenditures, including suspending our fleet replacement program, and optimizing our working capital to conserve our liquidity.  We believe we continue to have sufficient liquidity to meet our current obligations.  This is, however, an evolving situation, and we cannot predict the extent or duration of the ongoing COVID-19 pandemic, the effects of it on the global, national or local economy, including the impacts on our ability to access capital, or its effects on our business, financial position, results of operations, and cash flows.
We will continue to monitor developments affecting our employees, customers and operations and take additional steps to address the spread of COVID-19 and its impacts, as necessary.
Refer to the “Liquidity and Capital Resources” section below, as well as Part II. Item 1A, “Risk Factors” for further discussion.

Consolidated Review

GAAP and Non-GAAP Financial Measures
We provide an analysis of our operations below on both a generally accepted accounting principles (“GAAP”) and non-GAAP basis.  The purpose of the non-GAAP information is to report our operating profit, income from continuing operations and earnings per share without certain income and expense items that do not reflect the regular earnings of our operations.  The non-GAAP financial measures are intended to provide investors with a supplemental comparison of our operating results and trends for the periods presented. Our management believes these measures are also useful to investors as they allow investors to evaluate our performance using the same metrics that our management uses to evaluate past performance and prospects for future performance. We do not consider these items to be reflective of our core operating performance due to the variability of these items from period-to-period in terms of size, nature and significance.  The non-GAAP adjustments used to reconcile our GAAP results are described on pages 45–46 and are reconciled to comparable GAAP measures on pages 51–53.

Definition of Organic Growth
Organic growth represents the change in revenues or operating profit between the current and prior period, excluding the effect of acquisitions and dispositions and changes in currency exchange rates. See definitions on page 43.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions, except for per share amounts)	2020	2019	Change	2020	2019	Change
GAAP
Revenues	$970.5	928.4	5	2,669.3	2,747.4	(3)
Cost of revenues	742.9	714.4	4	2,120.2	2,125.6	—
Selling, general and administrative expenses	141.4	155.0	(9)	429.1	451.3	(5)
Operating profit (loss)	76.4	52.5	46	101.6	163.5	(38)
Income from continuing operations(a)	(23.8)	5.8	unfav	(8.3)	32.1	unfav
Diluted EPS from continuing operations(a)	$(0.47)	0.11	unfav	(0.17)	0.63	unfav

Non-GAAP(b)
Non-GAAP revenues	$970.5	924.6	5	2,669.3	2,743.9	(3)
Non-GAAP operating profit	99.9	102.4	(2)	236.2	276.0	(14)
Non-GAAP income from continuing operations(a)	43.4	53.6	(19)	104.3	138.5	(25)
Non-GAAP diluted EPS from continuing operations(a)	$0.86	1.05	(18)	2.05	2.72	(25)

(a)Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.
(b)Non-GAAP results are reconciled to the applicable GAAP results on pages 51–53.

GAAP Basis
Analysis of Consolidated Results: Third Quarter 2020 versus Third Quarter 2019
Consolidated Revenues  Revenues increased $42.1 million due to the favorable impact of acquisitions and dispositions ($181.1 million), partially offset by organic decreases in North America ($32.7 million), Rest of World ($30.9 million), and South America ($15.7 million) and the unfavorable impact of currency exchange rates ($55.7 million). The unfavorable currency impact was driven by the Brazilian real, Argentine peso and Mexican peso. Revenues decreased 9% on an organic basis primarily due to the impact of the COVID-19 pandemic. See above for our definition of “organic.”

Consolidated Costs and Expenses  Cost of revenues increased 4% to $742.9 million primarily due to the impact of acquisitions, partially offset by organic decreases in labor and other operational costs, including cost saving actions related to COVID-19, and changes in currency exchange rates. Selling, general and administrative costs decreased 9% to $141.4 million due to lower charges incurred related to an internal loss in the U.S. global services operations, organic decreases in labor and other operational costs, including cost saving actions related to COVID-19, and changes in currency exchange rates, partially offset by the impact of acquisitions.

Consolidated Operating Profit  Operating profit increased $23.9 million due mainly to:
•the favorable operating impact of business acquisitions and dispositions ($20.8 million), excluding intangible amortization and acquisition-related charges,
•the following items included in “Other items not allocated to segments”:
◦lower charges incurred, primarily bad debt expense, related to an internal loss in the U.S. global services operations ($12.2 million),
◦lower costs related to business acquisitions and dispositions ($6.8 million), including the impact of acquisition-related charges and intangible asset amortization in the third quarter of 2020,
•lower corporate expenses on an organic basis ($5.3 million), and
•an organic increase in Rest of World ($2.2 million),

partially offset by:
•unfavorable changes in currency exchange rates ($18.6 million) driven by the Argentine peso and Brazilian real and higher foreign currency transaction losses, including a loss of $10.4 million converting Argentine pesos into U.S. dollars during the third quarter of 2020, partially offset by lower costs related to the impact of highly inflationary accounting in Argentina, and
•organic decreases in South America ($8.3 million) and North America ($0.1 million).

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Income from continuing operations attributable to Brink’s shareholders decreased $29.6 million to negative $23.8 million due to higher income tax expense ($44.2 million), higher interest and other non-operating expense ($5.0 million), higher interest expense ($4.2 million), and higher non-controlling interest ($0.1 million), partially offset by the increase in operating profit mentioned above. Earnings per share from continuing operations was negative $0.47, down from $0.11 in the third quarter of 2019.

Analysis of Consolidated Results: Nine Months 2020 versus Nine Months 2019
Consolidated Revenues  Revenues decreased $78.1 million due to organic decreases in North America ($106.3 million), Rest of World ($91.7 million) and South America ($15.4 million), and the unfavorable impact of currency exchange rates ($200.9 million), partially offset by the favorable impact of acquisitions and dispositions ($340.2 million). The unfavorable currency impact was driven by the Brazilian real, Argentine peso, and Mexican peso. Revenues decreased 8% on an organic basis primarily due to the impact of the COVID-19 pandemic in the second and third quarter of 2020. See above for our definition of “organic.”

Consolidated Costs and Expenses  Cost of revenues decreased slightly ($5.4 million) to $2,120.2 million primarily due to changes in currency exchange rates and organic decreases in labor and other operational costs, including cost saving actions related to COVID-19, partially offset by the impact of acquisitions, and higher costs related to restructuring actions in the second quarter of 2020. Selling, general and administrative costs decreased 5% to $429.1 million due to organic decreases in labor and other operational costs, including cost saving actions related to COVID-19, and changes in currency exchange rates, partially offset by the impact of acquisitions, including integration costs.

Consolidated Operating Profit  Operating profit decreased $61.9 million due mainly to:
•unfavorable changes in currency exchange rates ($46.9 million) driven by the Argentine peso and Brazilian real and higher foreign currency transaction losses, including a loss of $10.4 million converting Argentine pesos into U.S. dollars during the third quarter of 2020, partially offset by lower costs related to the impact of highly inflationary accounting in Argentina,
•organic decreases in North America ($37.6 million) and Rest of World ($15.9 million),
•the following items included in “Other items not allocated to segments”:
•higher charges incurred related to an increase in reorganization and restructuring charges ($29.2 million),
•higher costs related to business acquisitions and dispositions ($4.4 million), including the impact of acquisition-related charges and intangible asset amortization in the first nine months of 2020, partially offset by:
•the favorable operating impact of business acquisitions and dispositions ($40.1 million), excluding intangible amortization and acquisition-related charges,
•lower corporate expenses on an organic basis ($28.6 million), and
•an organic increase in South America ($3.6 million).

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Income from continuing operations attributable to Brink’s shareholders decreased $40.4 million to negative $8.3 million primarily due to the operating profit decrease mentioned above, higher interest and other non-operating expense ($9.3 million), higher interest expense ($1.7 million), and higher non-controlling interest ($1.1 million), partially offset by lower income tax expense ($33.6 million). Earnings per share from continuing operations was negative $0.17, down from $0.63 in the first nine months of 2019.

Non-GAAP Basis
Analysis of Consolidated Results: Third Quarter 2020 versus Third Quarter 2019
Non-GAAP Consolidated Revenues  Non-GAAP revenues increased $45.9 million due to the favorable impact of acquisitions and dispositions ($180.9 million), partially offset by organic decreases in North America ($32.7 million), Rest of World ($30.9 million), and South America ($15.7 million) and the unfavorable impact of currency exchange rates ($55.7 million). The unfavorable currency impact was driven by the Brazilian real, Argentine peso and Mexican peso. Revenues decreased 9% on an organic basis primarily due to the impact of the COVID-19 pandemic. See above for our definition of “organic.”

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit decreased $2.5 million due mainly to:
•the favorable operating impact of business acquisitions and dispositions ($20.8 million), excluding intangible amortization and acquisition-related charges,
•lower corporate expenses on an organic basis ($5.3 million),
•an organic increase in Rest of World ($2.2 million),
partially offset by:
•unfavorable changes in currency exchange rates ($22.4 million) driven by the Argentine peso and Brazilian real and higher foreign currency transaction losses, including a loss of $10.4 million converting Argentine pesos into U.S. dollars during the third quarter of 2020, and
•organic decreases in South America ($8.3 million) and North America ($0.1 million).

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders decreased $10.2 million to $43.4 million due to higher interest expense ($5.2 million), the operating profit decrease mentioned above, higher interest and other non-operating expense ($2.2 million), and higher non-controlling interest ($1.5 million), partially offset by lower income tax expense ($1.2 million). Earnings per share from continuing operations was $0.86, down from $1.05 in the third quarter of 2019.

Analysis of Consolidated Results: Nine Months 2020 versus Nine Months 2019
Non-GAAP Consolidated Revenues  Non-GAAP revenues decreased $74.6 million due to organic decreases in North America ($106.3 million), Rest of World ($91.7 million) and South America ($15.4 million), and the unfavorable impact of currency exchange rates ($200.9 million), partially offset by the favorable impact of acquisitions and dispositions ($339.7 million). The unfavorable currency impact was driven by the Brazilian real, Argentine peso, and Mexican peso. Revenues decreased 8% on an organic basis primarily due to the impact of the COVID-19 pandemic in the second and third quarter of 2020. See above for our definition of “organic.”

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit decreased $39.8 million due mainly to:
•unfavorable changes in currency exchange rates ($58.6 million) driven by the Argentine peso and Brazilian real and higher foreign currency transaction losses, including a loss of $10.4 million converting Argentine pesos into U.S. dollars during the third quarter of 2020,
•organic decreases in North America ($37.6 million) and Rest of World ($15.9 million), partially offset by:
•the favorable operating impact of business acquisitions and dispositions ($40.1 million), excluding intangible amortization and acquisition-related charges,
•lower corporate expenses on an organic basis ($28.6 million), and
•an organic increase in South America ($3.6 million).

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders decreased $34.2 million to $104.3 million due to the operating profit decrease mentioned above, higher interest expense ($4.7 million), and higher non-controlling interest ($0.7 million), partially offset by lower income tax expense ($8.8 million) and lower interest and other non-operating expense ($2.2 million). Earnings per share from continuing operations was $2.05, down from $2.72 in the first nine months of 2019.

Revenues and Operating Profit by Segment: Third Quarter 2020 versus Third Quarter 2019

		Organic	Acquisitions /			% Change
(In millions)	3Q'19	Change	Dispositions(a)	Currency(b)	3Q'20	Total	Organic
Revenues:
North America	$446.7	(32.7)	2.3	(12.2)	404.1	(10)	(7)
South America	229.0	(15.7)	10.8	(52.1)	172.0	(25)	(7)
Rest of World	248.9	(30.9)	167.8	8.6	394.4	58	(12)
Segment revenues(e)	924.6	(79.3)	180.9	(55.7)	970.5	5	(9)

Other items not allocated to segments(d)	3.8	(4.0)	0.2	—	—	(100)	unfav
Revenues - GAAP	$928.4	(83.3)	181.1	(55.7)	970.5	5	(9)

Operating profit:
North America	$38.7	(0.1)	0.1	(1.8)	36.9	(5)	—
South America	59.4	(8.3)	1.2	(13.4)	38.9	(35)	(14)
Rest of World	32.2	2.2	19.5	0.4	54.3	69	7
Segment operating profit	130.3	(6.2)	20.8	(14.8)	130.1	—	(5)
Corporate(c)	(27.9)	5.3	—	(7.6)	(30.2)	8	(19)
Operating profit - non-GAAP	102.4	(0.9)	20.8	(22.4)	99.9	(2)	(1)

Other items not allocated to segments(d)	(49.9)	15.8	6.8	3.8	(23.5)	(53)	(32)
Operating profit - GAAP	$52.5	14.9	27.6	(18.6)	76.4	46	28
Amounts may not add due to rounding.

(a)Non-GAAP amounts include the impact of prior year comparable period results for acquired and disposed businesses. GAAP results also include the impact of acquisition-related intangible amortization, restructuring and other charges, and disposition-related gains/losses.
(b)The amounts in the “Currency” column consist of the effects of Argentina devaluations under highly inflationary accounting and the sum of monthly currency changes. Monthly currency changes represent the accumulation throughout the year of the impact on current period results of changes in foreign currency rates from the prior year period.
(c)Corporate expenses are not allocated to segment results. Corporate expenses include salaries and other costs to manage the global business and to perform activities required by public companies.
(d)See pages 45–46 for more information.
(e)Segment revenues equal our total reported non-GAAP revenues.

Analysis of Segment Results: Third Quarter 2020 versus Third Quarter 2019

North America
Revenues decreased 10% ($42.6 million) primarily due to a 7% organic decrease ($32.7 million) and the unfavorable impact of currency exchange rates ($12.2 million) mostly from the Mexican peso, partially offset by the favorable impact of acquisitions ($2.3 million). Organic revenue decreased primarily from lower volumes due to the COVID-19 pandemic in the U.S., Canada and Mexico. Operating profit decreased 5% ($1.8 million) driven by the unfavorable impact of currency exchange rates ($1.8 million). Operating profit decreased on an organic basis by $0.1 million. Mexico and Canada had organic decreases driven by revenue declines, partially offset by labor and other operational cost management and saving actions. The U.S. improved, with labor and other operational cost management and saving actions more than offsetting the impact of lower revenue.

South America
Revenues decreased 25% ($57.0 million) primarily due to the unfavorable impact of currency exchange rates ($52.1 million) primarily from the Brazilian real and Argentine peso, and a 7% organic decrease ($15.7 million), partially offset by the favorable impact of acquisitions ($10.8 million). Organic revenue decreased across the region due to lower volumes due to the COVID-19 pandemic. Operating profit was down 35% ($20.5 million) primarily due to unfavorable currency ($13.4 million) and a 14% organic decrease ($8.3 million), partially offset by the favorable impact of acquisitions and dispositions ($1.2 million). The organic decrease was driven by the impact of lower revenue throughout the segment due to the COVID-19 pandemic.

Rest of World
Revenues increased 58% ($145.5 million) due to the favorable impact of acquisitions and dispositions ($167.8 million) and currency exchange rates ($8.6 million), partially offset by a 12% organic decrease ($30.9 million). The organic decrease was primarily due to lower volumes throughout the region driven by the impact of the COVID-19 pandemic. Operating profit increased 69% ($22.1 million) primarily due to the favorable impact of acquisitions and dispositions ($19.5 million) and an organic increase of 7% ($2.2 million). The organic increase was primarily due to increased global services volume and the impact of labor and other operational cost saving actions helping to offset the impact of the COVID-19 pandemic. Results were also helped by government COVID-19 assistance in several countries that offset the impact of revenue declines and delays in executing cost reduction actions.

Revenues and Operating Profit by Segment: Nine Months 2020 versus Nine Months 2019

		Organic	Acquisitions /			% Change
(In millions)	YTD '19	Change	Dispositions(a)	Currency(b)	YTD '20	Total	Organic
Revenues:
North America	$1,323.7	(106.3)	13.3	(33.2)	1,197.5	(10)	(8)
South America	684.5	(15.4)	18.0	(158.3)	528.8	(23)	(2)
Rest of World	735.7	(91.7)	308.4	(9.4)	943.0	28	(12)
Segment revenues(e)	2,743.9	(213.4)	339.7	(200.9)	2,669.3	(3)	(8)

Other items not allocated to segments(d)	3.5	(4.0)	0.5	—	—	(100)	unfav
Revenues - GAAP	$2,747.4	(217.4)	340.2	(200.9)	2,669.3	(3)	(8)

Operating profit:
North America	$129.1	(37.6)	0.7	(4.4)	87.8	(32)	(29)
South America	147.4	3.6	2.8	(40.2)	113.6	(23)	2
Rest of World	82.2	(15.9)	36.6	(2.2)	100.7	23	(19)
Segment operating profit	358.7	(49.9)	40.1	(46.8)	302.1	(16)	(14)
Corporate(c)	(82.7)	28.6	—	(11.8)	(65.9)	(20)	(35)
Operating profit - non-GAAP	276.0	(21.3)	40.1	(58.6)	236.2	(14)	(8)

Other items not allocated to segments(d)	(112.5)	(29.4)	(4.4)	11.7	(134.6)	20	26
Operating profit - GAAP	$163.5	(50.7)	35.7	(46.9)	101.6	(38)	(31)
Amounts may not add due to rounding.

See page 43 for footnote explanations.

Analysis of Segment Results: Nine Months 2020 versus Nine Months 2019

North America
Revenues decreased 10% ($126.2 million) primarily due to an 8% organic decrease ($106.3 million) and the unfavorable impact of currency exchange rates ($33.2 million) mostly from the Mexican peso, partially offset by the favorable impact of acquisitions ($13.3 million). Organic revenue decreased primarily from lower volumes due to the second and third quarter impact of the COVID-19 pandemic in the U.S., Canada and Mexico. Operating profit decreased 32% ($41.3 million) driven by an organic decrease ($37.6 million) and unfavorable currency ($4.4 million), partially offset by the favorable impact of acquisitions ($0.7 million). The organic decrease was due to the impact of the COVID-19 pandemic, partially offset by labor and other operational cost saving actions throughout the segment and government COVID-19 assistance in Canada.

South America
Revenues decreased 23% ($155.7 million) primarily due to the unfavorable impact of currency exchange rates ($158.3 million) primarily from the Brazilian real and Argentine peso and an organic decrease of 2% ($15.4 million), partially offset by the favorable impact of acquisitions and dispositions ($18.0 million). The organic decrease was due to lower volumes across the region due to the COVID-19 pandemic, partially offset by organic growth in Argentina driven by inflation-based price increases. Operating profit was down 23% ($33.8 million) primarily due to unfavorable currency ($40.2 million), partially offset by 2% organic growth ($3.6 million), including the benefit of labor and other operational cost saving actions, and the favorable impact of acquisitions and dispositions ($2.8 million). The organic growth was driven by Argentina and Brazil, partially offset by an organic decrease in Chile.

Rest of World
Revenues increased 28% ($207.3 million) due to the favorable impact of acquisitions and dispositions ($308.4 million), partially offset by a 12% organic decrease ($91.7 million) and the unfavorable impact of currency exchange rates ($9.4 million). The organic decrease was primarily due to lower volumes throughout the region, especially in France, driven by the impact of the COVID-19 pandemic. Operating profit increased 23% ($18.5 million) due to favorable impact of acquisitions and dispositions ($36.6 million), offset by an organic decrease ($15.9 million) and the unfavorable impact of currency exchange rates ($2.2 million). The organic decrease was primarily due to the impact of the COVID-19 pandemic, partially offset by labor and other operational cost saving actions. Results were also helped by government COVID-19 assistance in several countries in the second and third quarter, which offset the impact of revenue declines and delays in executing cost reduction actions.

Income and Expense Not Allocated to Segments

Corporate Expenses

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2020	2019	change	2020	2019	change
General, administrative and other expenses	$(26.6)	(26.2)	2	$(78.5)	(85.8)	(9)
Foreign currency transaction gains (losses)	(7.9)	(0.4)	unfav	(11.5)	0.2	unfav
Reconciliation of segment policies to GAAP	4.3	(1.3)	fav	24.1	2.9	fav
Corporate expenses	$(30.2)	(27.9)	8	$(65.9)	(82.7)	(20)

Corporate expenses for the first nine months of 2020 decreased $16.8 million versus the prior year period primarily driven by a reduction in bad debt expense as part of the reconciliation of segment accounting policies to U.S. GAAP, cost savings initiated as a result of the COVID crisis, including lower IT expenses, and lower stock compensation expense. The bad debt expense decrease excludes the impact of the internal loss in our U.S. global services operations described on the next page. These factors were partially offset by higher foreign currency transaction losses in the current year period, including a loss of $10.4 million converting Argentine pesos into U.S. dollars. Corporate expenses include former non-segment and regional management costs, currency transaction gains and losses, costs related to global initiatives and adjustments to reconcile segment accounting policies to U.S. GAAP.

Other Items Not Allocated to Segments

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2020	2019	change	2020	2019	change
Revenues:
Acquisitions and dispositions	$—	(0.2)	(100)	$—	(0.5)	(100)
Internal loss	—	4.0	(100)	—	4.0	(100)
Revenues	$—	3.8	(100)	$—	3.5	(100)

Operating profit:
Reorganization and Restructuring	$(5.1)	(6.4)	(20)	$(49.7)	(20.5)	unfav
Acquisitions and dispositions	(16.2)	(24.0)	(33)	(66.2)	(63.8)	4
Argentina highly inflationary impact	(3.2)	(7.9)	(59)	(8.4)	(12.3)	(32)
Internal loss	0.9	(11.3)	fav	(9.9)	(13.9)	(29)
Reporting compliance	0.1	(0.3)	fav	(0.4)	(2.0)	(80)
Operating profit	$(23.5)	(49.9)	(53)	$(134.6)	(112.5)	20

The impact of other items not allocated to segments was a loss of $23.5 million in the third quarter of 2020 versus the prior year period loss of $49.9 million. The change was primarily due to a reduction in charges related to an internal loss in the U.S. global services operations, lower costs related to acquisitions and dispositions and a decrease in the impact of highly inflationary accounting in Argentina.

The impact of other items not allocated to segments was a loss of $134.6 million in the first nine months of 2020 versus the prior year period loss of $112.5 million. The change was primarily due to higher reorganization and restructuring expenses and an increase in costs related to acquisitions and dispositions. These unfavorable changes were partially offset by a reduction in net charges recognized in the current year period related to an internal loss in the U.S. global services operations and a decrease in the impact of highly inflationary accounting in Argentina.

Reorganization and Restructuring
Other Restructurings
Management periodically implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized charges of $20.5 million in the first nine months of 2019 primarily severance costs and charges related to the modification of share-based compensation awards. We recognized $49.7 million net costs in operating profit and $0.6 million costs in interest and other nonoperating income (expense) in the first nine months of 2020, primarily severance costs. When completed, the current restructuring actions will reduce our workforce by 1,100 to 1,300 positions and result in annualized cost savings of $20 million to $25 million. For the restructuring actions that have not yet been completed, we expect to incur additional costs between $9 million and $11 million in future periods. These estimates will be updated as management targets additional sections of our business.

Due to the unique circumstances around these charges, they have not been allocated to segment results and are excluded from non-GAAP results. Charges related to the employees, assets, leases and contracts impacted by these restructuring actions were excluded from the segments and corporate expenses as shown in the table below.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2020	2019	change	2020	2019	change
Reportable Segments:
North America	$(1.6)	—	unfav	$(13.1)	(1.5)	unfav
South America	0.8	(4.4)	fav	(16.2)	(5.3)	unfav
Rest of World	(4.3)	(1.8)	unfav	(19.7)	(5.1)	unfav
Total reportable segments	(5.1)	(6.2)	(18)	(49.0)	(11.9)	unfav
Corporate items	—	(0.2)	(100)	(0.7)	(8.6)	(92)
Total	$(5.1)	(6.4)	(20)	$(49.7)	(20.5)	unfav

Acquisitions and dispositions Certain acquisition and disposition items that are not considered part of the ongoing activities of the business and are special in nature are consistently excluded from segment and non-GAAP results. These items are described below:
2020 Acquisitions and Dispositions
•Transaction costs related to business acquisitions were $17.7 million in the first nine months of 2020.
•Amortization expense for acquisition-related intangible assets was $25.2 million in the first nine months of 2020.
•We incurred $18.9 million in integration costs, primarily related to Dunbar and G4S, in the first nine months of 2020.
•Restructuring costs related to acquisitions were $4.1 million in the first nine months of 2020.

2019 Acquisitions and Dispositions
•We incurred $27.8 million in integration costs related to Dunbar in the first nine months of 2019.
•Amortization expense for acquisition-related intangible assets was $20.7 million in the first nine months of 2019.
•Restructuring costs related to our Dunbar and Rodoban acquisitions were $5.7 million in the first nine months of 2019.
•Transaction costs related to business acquisitions were $5.6 million in the first nine months of 2019.
•Compensation expense related to the retention of key Dunbar employees was $1.6 million in the first nine months of 2019.
•In the first nine months of 2019, we recognized $2.1 million in net charges, primarily asset impairment and severance costs, related to the exit from our top-up prepaid mobile phone business in Brazil.

Argentina highly inflationary impact Beginning in the third quarter of 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, Argentine peso-denominated monetary assets and liabilities are now remeasured at each balance sheet date to the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In addition, nonmonetary assets retain a higher historical basis when the currency is devalued. The higher historical basis results in incremental expense being recognized when the nonmonetary assets are consumed. In the first nine months of 2020, we recognized $8.4 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $5.3 million. In the first nine months of 2019, we recognized $12.3 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $10.4 million. These amounts are excluded from segment and non-GAAP results.

Internal loss A former non-management employee in our U.S. global services operations embezzled funds from Brink's in prior years. Except for a small deductible amount, the amount of the internal loss related to the embezzlement was covered by our insurance. In an effort to cover up the embezzlement, the former employee intentionally misstated the underlying accounts receivable subledger data. In 2019, we incurred $4.5 million in costs (primarily third party expenses) to reconstruct the accounts receivables subledger. In the first nine months of 2020, we incurred an additional $0.3 million in costs related to this activity.

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

The estimate of the allowance for doubtful accounts was adjusted in the fourth quarter of 2019 for an additional $6.4 million and again in the first nine months of 2020 for an additional $9.6 million. This estimate will be adjusted in future periods, if needed, as assumptions related to the collectability of these accounts receivable change.  At September 30, 2020, we have recorded an $18.2 million allowance on $18.8 million of accounts receivable, or 97%. We have defined accounts receivable impacted by the embezzlement as accounts receivable recorded as of and prior to the third quarter of 2019. Due to the unusual nature of this internal loss and the related errors in the subledger data, along with the fact that management has excluded these amounts when evaluating internal performance, we have excluded these net charges from segment and non-GAAP results.

Reporting compliance Certain compliance costs (primarily third party expenses) are excluded from segment and non-GAAP results. These costs relate to the implementation and January 1, 2019 adoption of the new lease accounting standard ($0.4 million in the first nine months of 2020 and $1.7 million in the first nine months of 2019). We also incurred $0.3 million in costs related to mitigation of material weaknesses in the first nine months of 2019. We did not incur any such costs in the first nine months of 2020.

Foreign Operations

We currently serve customers in more than 100 countries, including 52 countries where we operate subsidiaries.

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

At September 30, 2020, Argentina's economy remains highly inflationary for accounting purposes. At September 30, 2020, we had net monetary assets denominated in Argentine pesos of $19.6 million (including cash of $9.3 million) and net nonmonetary assets of $147.0 million (including $99.8 million of goodwill). At September 30, 2020, we had no equity securities denominated in Argentine pesos.

During September 2019, the Argentine government announced currency controls on both companies and individuals. Under the exchange procedures implemented by the central bank, approval is required for many transactions, including dividend repatriation abroad.

During the third quarter of 2020, we elected to use other market mechanisms to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms generally settle at rates that are less favorable than the rates at which we remeasure the financial statements of Brink’s Argentina. As a result, in the three months ended September 30, 2020, we recognized $10.4 million of such conversion losses when we converted Argentine pesos into U.S. dollars at rates that were approximately 100% less favorable than the rates at which we remeasured the financial statements of Brink’s Argentina. These conversion losses are classified in the condensed consolidated statements of operations as other operating income (expense).

Although the Argentine government has implemented currency controls, Brink’s management continues to provide guidance and strategic oversight, including budgeting and forecasting for Brink’s Argentina. We continue to control our Argentina business for purposes of consolidation of our financial statements and continue to monitor the situation in Argentina.

Changes in exchange rates may also affect transactions that are denominated in currencies other than the functional currency.  From time to time, we use short term foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At September 30, 2020, the notional value of our short term outstanding foreign currency forward and swap contracts was $282 million with average contract maturities of approximately one month.  These short term foreign currency forward and swap contracts primarily offset exposures in the euro and the British pound.  Additionally, these short term contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings. At September 30, 2020, the fair value of our short term foreign currency contracts was a net liability of approximately $0.7 million, of which $0.2 million was included in prepaid expenses and other and $0.9 million was included in accrued liabilities on the condensed consolidated balance sheet. At December 31, 2019, the fair value of these foreign currency contracts was a net asset of approximately $0.6 million, of which $0.8 million was included in prepaid expenses and other and $0.2 million was included in accrued liabilities on the condensed consolidated balance sheet.
Amounts under these contracts were recognized in other operating income (expense) and in interest and other nonoperating income and expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019

Derivative instrument gains (losses) included in other operating income (expense)	$(3.4)	5.8	$0.5	8.3

Derivative instrument losses included in other nonoperating income (expense)(a)	(0.5)	—	(8.6)	—

(a)Represents loss on foreign currency forward contracts related to 2020 acquisition of business operations from G4S.

We also have a long term cross currency swap contract to hedge exposure in Brazilian real, which is designated as a cash flow hedge for accounting purposes. At September 30, 2020, the notional value of this long term contract was $104 million with a weighted-average maturity of approximately 2.0 years. At September 30, 2020, the fair value of the long term cross currency swap contract was a $30.9 million net asset, of which $4.6 million is included in prepaid expenses and other and $26.3 million is included in other assets on the condensed consolidated balance sheet. At December 31, 2019, the fair value of the long term cross currency swap contract was a $2.1 million net asset, of which a $4.9 million asset is included in other assets and a $2.8 million liability is included in accrued liabilities on the condensed consolidated balance sheet.

Amounts under this contract were recognized in other operating income (expense) to offset transaction gains or losses and in interest expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019

Derivative instrument gains included in other operating income (expense)	$0.8	8.9	$30.6	10.3

Offsetting transaction losses	(0.8)	(8.9)	(30.6)	(10.3)

Derivative instrument losses included in interest expense	(0.5)	(1.3)	(1.5)	(4.0)

Net derivative instrument gains	0.3	7.6	29.1	6.3

See Note 1 to the condensed consolidated financial statements for a description of how we account for currency remeasurement for Argentine subsidiaries, beginning July 1, 2018 under the heading, "Argentina".

Other Operating Income (Expense)

Other operating income (expense) includes amounts included in segment results as well as income and expense not allocated to segments.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2020	2019	change	2020	2019	change
Foreign currency items:
Transaction gains (losses)	$(6.4)	(13.3)	(52)	$(17.3)	(18.5)	(6)
Derivative instrument gains (losses)	(3.4)	5.8	unfav	0.5	8.3	(94)
Gains (losses) on sale of property and other assets	0.6	0.4	50	0.4	1.6	(75)
Impairment losses	(3.4)	(1.7)	unfav	(8.3)	(3.3)	unfav
Share in earnings of equity affiliates	0.4	0.2	100	0.6	0.7	(14)
Royalty income	1.2	1.4	(14)	3.5	3.9	(10)
Other gains (losses)	1.2	0.7	71	2.2	0.3	fav
Other operating income (expense)	$(9.8)	(6.5)	51	$(18.4)	(7.0)	unfav
Other operating income (expense) was a $9.8 million expense in the third quarter of 2020 versus a $6.5 million expense in the prior year period. The change from the prior year quarter was primarily due to higher derivative losses in the third quarter of 2020 which was partially offset by lower foreign currency losses in the current year period

Other operating income (expense) was a $18.4 million expense in the first nine months of 2020 versus a $7.0 million expense in the prior year period. The change from the prior year period was primarily due to higher impairment losses in the first nine months of 2020 and lower derivative gains in the current period.

Nonoperating Income and Expense

Interest expense

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2020	2019	change	2020	2019	change
Interest expense	$27.1	22.9	18	$70.3	68.6	2

Interest expense was higher in the third quarter of 2020 compared to the prior year period primarily due to higher borrowing levels due to business acquisitions.

Interest expense was higher in the first nine months of 2020 compared to the prior year period primarily due higher borrowing levels due to business acquisitions.

Interest and other nonoperating income (expense)

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2020	2019	change	2020	2019	change
Interest income	$2.3	2.0	15	$5.0	4.3	16
Gain (loss) on equity securities	(1.1)	—	unfav	2.3	—	fav
Foreign currency transaction gains (losses)	—	—	—	(0.1)	—	unfav
Derivative instrument losses(a)	(0.5)	—	unfav	(8.6)	—	unfav
Retirement benefit cost other than service cost	(10.3)	(7.9)	30	(28.6)	(25.4)	13
Non-income taxes on intercompany billings(b)	(1.9)	(0.1)	unfav	(3.5)	(1.9)	84
Venezuela operations(c)	—	—	—	—	(0.9)	(100)
Gain on lease termination(d)	—	—	—	—	5.2	(100)
Gain on disposition of subsidiary(e)	—	—	—	4.7	—	fav
Other	(1.3)	(1.8)	(28)	(2.6)	(3.4)	(24)
Interest and other nonoperating income (expense)	$(12.8)	(7.8)	64	$(31.4)	(22.1)	42

(a)Represents loss on foreign currency forward contracts related to acquisition of business operations from G4S.
(b)Certain of our Latin American subsidiaries incur non-income taxes related to the billing of intercompany charges. These intercompany charges do not impact South American segment results and are eliminated in our consolidation.
(c)Charges incurred for providing financial support to Brink's Venezuelan subsidiaries after the June 30, 2018 deconsolidation. We do not expect any future funding of the Venezuela business, as long as current U.S. sanctions remain in effect.
(d)Gain on termination of a mining lease obligation related to former coal operations. We have no remaining mining leases.
(e)Gain on the sale of our former French security services subsidiary in the first quarter of 2020.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Continuing operations
Provision for income taxes (in millions)	$58.9	14.7	$3.5	37.1
Effective tax rate	161.4%	67.4%	(3,500.0%)	51.0%

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

Noncontrolling Interests

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2020	2019	change	2020	2019	change
Net income attributable to noncontrolling interests	$1.4	1.3	8	$4.7	3.6	31

The change in net income attributable to noncontrolling interests in the three months and nine months ended September 30, 2020 from prior periods is primarily attributable to the G4S acquisitions that closed in the second quarter of 2020.

Non-GAAP Results Reconciled to GAAP

Non-GAAP results described in this filing are financial measures that are not required by or presented in accordance with GAAP. The purpose of the non-GAAP results is to report financial information from the primary operations of our business by excluding the effects of certain income and expenses that do not reflect the ordinary earnings of our operations. The specific items excluded have not been allocated to segments, are described in detail on pages 45–46, and are reconciled to comparable GAAP measures below.

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

	YTD '20			YTD '19
(In millions, except for percentages)	Pre-tax	Tax	Effective tax rate	Pre-tax	Tax	Effective tax rate
Effective Income Tax Rate(a)
GAAP	$(0.1)	3.5	(3,500.0)%	$72.8	37.1	51.0%
Retirement plans(d)	24.5	5.8		21.5	5.1
Venezuela operations(e)	—	—		0.9	—
Reorganization and Restructuring(b)	50.2	11.6		20.5	5.6
Acquisitions and dispositions(b)	71.6	9.7		68.5	3.7
Argentina highly inflationary impact(b)	8.4	(0.7)		12.3	(1.4)
Internal loss(b)	9.9	2.3		13.9	2.5
Reporting compliance(b)	0.4	—		2.0	—
Gain on lease termination(f)	—	—		(5.2)	(1.2)
Income tax rate adjustment(c)	—	24.1		—	13.7
Non-GAAP	$164.9	56.3	34.1%	$207.2	65.1	31.4%

Amounts may not add due to rounding.

(a)From continuing operations.
(b)See “Other Items Not Allocated To Segments” on pages 45–46 for details.  We do not consider these items to be reflective of our core operating performance due to the variability of such items from period-to-period in terms of size, nature and significance.
(c)Non-GAAP income from continuing operations and non-GAAP EPS have been adjusted to reflect an effective income tax rate in each interim period equal to the full-year non-GAAP effective income tax rate. The full-year non-GAAP effective tax rate is estimated at 34.1% for 2020 and was 31.4% for 2019.
(d)Our U.S. retirement plans are frozen and costs related to these plans are excluded from non-GAAP results. Certain non-U.S. operations also have retirement plans. Settlement charges related to these non-U.S. plans are also excluded from non-GAAP results.
(e)Post-deconsolidation funding of ongoing costs related to our Venezuelan operations was $0.9 million in 2019 and was expensed as incurred and reported in interest and other nonoperating income (expense). We do not expect any future funding of the Venezuela business, as long as current U.S. sanctions remain in effect.
(f)Gain on settlement of a mining lease obligation related to former coal operations. We have no remaining mining leases.
(g)Because we reported a loss from continuing operations on a GAAP basis in the third quarter of 2020 and the nine months ended September 30, 2020, GAAP EPS was calculated using basic shares. However, as we reported income from continuing operations on a non-GAAP basis in the third quarter of 2020 and the nine months ended September 30, 2020, non-GAAP EPS was calculated using diluted shares.

Non-GAAP Results Reconciled to GAAP

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for percentages and per share amounts)	2020	2019	2020	2019
Revenues:
GAAP	$970.5	928.4	$2,669.3	2,747.4
Acquisitions and dispositions(b)	—	0.2	—	0.5
Internal loss(b)	—	(4.0)	—	(4.0)
Non-GAAP	$970.5	924.6	$2,669.3	2,743.9

Operating profit:
GAAP	$76.4	52.5	$101.6	163.5
Reorganization and Restructuring(b)	5.1	6.4	49.7	20.5
Acquisitions and dispositions(b)	16.2	24.0	66.2	63.8
Argentina highly inflationary impact(b)	3.2	7.9	8.4	12.3
Internal loss(b)	(0.9)	11.3	9.9	13.9
Reporting compliance(b)	(0.1)	0.3	0.4	2.0
Non-GAAP	$99.9	102.4	$236.2	276.0

Operating margin:
GAAP margin	7.9%	5.7%	3.8%	6.0%
Non-GAAP margin	10.3%	11.1%	8.8%	10.1%

Interest expense:
GAAP	$(27.1)	(22.9)	$(70.3)	(68.6)
Acquisitions and dispositions(b)	0.5	1.5	1.5	4.5
Non-GAAP	$(26.6)	(21.4)	$(68.8)	(64.1)

Interest and other nonoperating income (expense):
GAAP	$(12.8)	(7.8)	$(31.4)	(22.1)
Retirement plans(d)	8.7	6.6	24.5	21.5
Venezuela operations(e)	—	—	—	0.9
Reorganization and Restructuring(b)	0.5	—	0.5	—
Acquisitions and dispositions(b)	0.4	0.2	3.9	0.2
Gain on lease termination(f)	—	—	—	(5.2)
Non-GAAP	$(3.2)	(1.0)	$(2.5)	(4.7)

Provision for income taxes:
GAAP	$58.9	14.7	$3.5	37.1
Retirement plans(d)	2.1	1.6	5.8	5.1
Reorganization and Restructuring(b)	1.3	2.0	11.6	5.6
Acquisitions and dispositions(b)	4.0	0.9	9.7	3.7
Argentina highly inflationary impact(b)	(0.2)	(1.4)	(0.7)	(1.4)
Internal loss(b)	(0.2)	2.4	2.3	2.5
Gain on lease termination(f)	—	(1.2)	—	(1.2)
Income tax rate adjustment(c)	(42.0)	6.1	24.1	13.7
Non-GAAP	$23.9	25.1	$56.3	65.1

Amounts may not add due to rounding.
See page 51 for footnote explanations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for percentages and per share amounts)	2020	2019	2020	2019
Net income (loss) attributable to noncontrolling interests:
GAAP	$1.4	1.3	$4.7	3.6
Reorganization and Restructuring(b)	0.2	—	0.3	—
Acquisitions and dispositions(b)	0.2	—	0.3	—
Income tax rate adjustment(c)	1.0	—	(1.0)	—
Non-GAAP	$2.8	1.3	$4.3	3.6

Income (loss) from continuing operations attributable to Brink's:
GAAP	$(23.8)	5.8	$(8.3)	32.1
Retirement plans(d)	6.6	5.0	18.7	16.4
Venezuela operations(e)	—	—	—	0.9
Reorganization and Restructuring(b)	4.1	4.4	38.3	14.9
Acquisitions and dispositions(b)	12.9	24.8	61.6	64.8
Argentina highly inflationary impact(b)	3.4	9.3	9.1	13.7
Internal loss(b)	(0.7)	8.9	7.6	11.4
Reporting compliance(b)	(0.1)	0.3	0.4	2.0
Gain on lease termination(f)	—	1.2	—	(4.0)
Income tax rate adjustment(c)	41.0	(6.1)	(23.1)	(13.7)
Non-GAAP	$43.4	53.6	$104.3	138.5

Diluted EPS:
GAAP	$(0.47)	0.11	$(0.17)	0.63
Retirement plans(d)	0.13	0.10	0.37	0.32
Venezuela operations(e)	—	—	—	0.02
Reorganization and Restructuring(b)	0.08	0.09	0.75	0.29
Acquisitions and dispositions(b)	0.26	0.49	1.21	1.27
Argentina highly inflationary impact(b)	0.07	0.18	0.18	0.27
Internal loss(b)	(0.01)	0.17	0.15	0.22
Reporting compliance(b)	—	0.01	0.01	0.04
Gain on lease termination(f)	—	0.02	—	(0.08)
Income tax rate adjustment(c)	0.81	(0.12)	(0.45)	(0.27)
Share adjustment(g)	—	—	—	—
Non-GAAP	$0.86	1.05	$2.05	2.72

Amounts may not add due to rounding.

See page 51 for footnote explanations.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows from operating activities decreased by $64.4 million in the first nine months of 2020 as compared to the first nine months of 2019.  Cash used for investing activities increased by $212.0 million in the first nine months of 2020 compared to the first nine months of 2019. We financed our liquidity needs in the first nine months of 2020 with cash flows from long-term debt.

Operating Activities

	Nine Months Ended September 30,		$
(In millions)	2020	2019	change
Cash flows from operating activities
Operating activities - GAAP	$87.4	151.8	(64.4)
(Increase) decrease in restricted cash held for customers	(37.3)	41.8	(79.1)
(Increase) decrease in certain customer obligations(a)	0.7	(15.4)	16.1
Operating activities - non-GAAP	$50.8	178.2	(127.4)

(a)To adjust for the change in the balance of customer obligations related to cash received and processed in certain of our secure cash management services operations.  The title to this cash transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources.

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

GAAP
Cash flows from operating activities decreased by $64.4 million in the first nine months of 2020 compared to the same period in 2019.  The decrease was attributed to the decrease in operating profit, changes in working capital, and changes in customer obligations related to certain of our secure cash management services operations (certain customer obligations decreased by $0.7 million in 2020 compared to an increase of $15.4 million in 2019), offset by the $79.1 million increase in restricted cash held for customers.

Non-GAAP
Non-GAAP cash flows from operating activities decreased by $127.4 million in the first nine months of 2020 as compared to the same period in 2019.  The decrease was attributed to the decrease in operating profit and changes in working capital.

Investing Activities

	Nine Months Ended September 30,		$
(In millions)	2020	2019	change
Cash flows from investing activities
Capital expenditures	$(79.1)	(116.0)	36.9
Acquisitions, net of cash acquired	(427.1)	(183.9)	(243.2)
Dispositions, net of cash disposed	(3.1)	—	(3.1)
Marketable securities:
Purchases	(1.5)	(2.6)	1.1
Sales	1.7	1.1	0.6
Proceeds from sale of property and equipment	2.3	3.0	(0.7)
Acquisition of customer contracts	(6.7)	(3.1)	(3.6)
Investing activities	$(513.5)	(301.5)	(212.0)

Cash used by investing activities increased by $212.0 million in the first nine months of 2020 versus the first nine months of 2019.  The increase was primarily due to the G4S acquisition in 2020.

Capital expenditures and depreciation and amortization were as follows:

	Nine Months Ended September 30,		$	Full Year
(In millions)	2020	2019	change	2019
Property and equipment acquired during the period
Capital expenditures:(a)
North America	$28.5	52.2	(23.7)	76.6
South America	15.0	32.0	(17.0)	44.4
Rest of World	31.3	23.8	7.5	33.5
Corporate	4.3	8.0	(3.7)	10.3
Capital expenditures - GAAP and non-GAAP	$79.1	116.0	(36.9)	164.8

Financing leases:(b)
North America	$23.0	39.3	(16.3)	51.8
South America	0.8	3.0	(2.2)	3.7
Rest of World	0.5	3.9	(3.4)	4.2
Financing leases - GAAP and non-GAAP	$24.3	46.2	(21.9)	59.7

Total:
North America	$51.5	91.5	(40.0)	128.4
South America	15.8	35.0	(19.2)	48.1
Rest of World	31.8	27.7	4.1	37.7
Corporate	4.3	8.0	(3.7)	10.3
Total property and equipment acquired	$103.4	162.2	(58.8)	224.5

Depreciation and amortization(a)
North America	$60.4	60.7	(0.3)	81.1
South America	19.3	21.0	(1.7)	27.9
Rest of World	36.7	24.9	11.8	32.3
Corporate	6.8	8.2	(1.4)	10.8
Depreciation and amortization - non-GAAP	$123.2	114.8	8.4	152.1
Argentina highly inflationary impact	2.2	0.8	1.4	1.8
Reorganization and Restructuring	0.9	0.1	0.8	0.2
Acquisitions and dispositions	0.7	3.1	(2.4)	3.1
Amortization of intangible assets	25.2	20.7	4.5	27.8
Depreciation and amortization - GAAP	$152.2	139.5	12.7	185.0

(a)Incremental depreciation related to highly inflationary accounting in Argentina, accelerated depreciation related to restructuring and acquisition-related integration activities, and amortization of acquisition-related intangible assets have been excluded from non-GAAP amounts.
(b)Represents the amount of property and equipment acquired using financing leases.  Because the assets are acquired without using cash, the acquisitions are not reflected in the condensed consolidated cash flow statement.  Amounts are provided here to assist in the comparison of assets acquired in the current year versus prior years.

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

Our reinvestment ratio, which we define as the annual amount of property and equipment acquired during the period divided by the annual amount of depreciation, was 1.0 for the twelve months ending September 30, 2020 compared to 1.5 for the twelve months ending September 30, 2019.

Capital expenditures in the first nine months of 2020 were primarily for machinery and equipment, information technology and armored vehicles.

Financing Activities

	Nine Months Ended September 30,		$
(In millions)	2020	2019	change
Cash flows from financing activities
Borrowings and repayments:
Short-term borrowings	$(3.3)	(13.1)	9.8
Cash supply chain customer debt	(10.5)	—	(10.5)
Long-term revolving credit facilities, net	(51.3)	(122.2)	70.9
Other long-term debt, net	924.4	291.2	633.2
Borrowings (repayments)	859.3	155.9	703.4

Debt financing costs	(13.1)	(4.0)	(9.1)
Repurchase shares of Brink's common stock	(50.0)	—	(50.0)
Dividends to:
Shareholders of Brink’s	(22.7)	(22.4)	(0.3)
Noncontrolling interests in subsidiaries	(8.9)	(1.4)	(7.5)
Payment of acquisition-related obligation	(6.8)	(4.1)	(2.7)
Tax withholdings associated with share-based compensation	(10.3)	(8.4)	(1.9)
Other	1.7	(2.9)	4.6
Financing activities	$749.2	112.7	636.5

Debt borrowings and repayments
Cash flows from financing activities increased by $636.5 million in the first nine months of 2020 compared to the first nine months of 2019 as net borrowings increased compared to the prior nine month period, partially offset by cash used to purchase Brink's common stock.

Dividends
We paid dividends to Brink’s shareholders of $0.45 per share or $22.7 million in the first nine months of 2020 compared to $0.45 per share or $22.4 million in the first nine months of 2019.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the Board of Directors.

Reconciliation of Net Debt to U.S. GAAP Measures

	September 30,	December 31,
(In millions)	2020	2019
Debt:
Short-term borrowings	$13.3	14.3
Long-term debt	2,514.3	1,629.3
Total Debt	2,527.6	1,643.6
Restricted cash borrowings(a)	—	(10.3)
Total Debt without restricted cash borrowings	2,527.6	1,633.3

Less:
Cash and cash equivalents	592.4	311.0
Amounts held by Cash Management Services operations(b)	(22.7)	(26.3)
Cash and cash equivalents available for general corporate purposes	569.7	284.7

Net Debt(c)	$1,957.9	1,348.6
(a)Restricted cash borrowings are related to cash borrowed under lending arrangements used in the process of managing customer cash supply chains, which is currently classified as restricted cash and not available for general corporate purposes. Due to the change of contractual arrangements with banks in the third quarter of 2020, these funds no longer fall under the definition of restricted cash borrowings.
(b)Title to cash received and processed in certain of our secure Cash Management Services operations transfers to us for a short period of time. The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources and in our computation of Net Debt.
(c)Included within Net Debt is net cash from our Argentina operations of $20 million at September 30, 2020 and $17 million at December 31, 2019 (see Note 1 to the condensed consolidated financial statements for a discussion of currency controls in Argentina).

Net Debt is a supplemental non-GAAP financial measure that is not required by, or presented in accordance with GAAP. We use Net Debt as a measure of our financial leverage. We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage. Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our condensed consolidated balance sheets. Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP, as of September 30, 2020, and December 31, 2019.

Net Debt increased by $609 million primarily to fund business acquisitions and other working capital needs including insurance and bonus payments.

Liquidity Needs
Our liquidity needs include not only the working capital requirements of our operations but also investments in our operations, business development activities, payments on outstanding debt, dividend payments and share repurchases.

Our liquidity needs are typically financed by cash from operations, short-term debt and the available borrowing capacity under our Revolving Credit Facility (our debt facilities are described in more detail in Note 9 to the condensed consolidated financial statements, including certain limitations and considerations related to the cash and borrowing capacity). As of September 30, 2020, $938 million was available under the Revolving Credit Facility. Based on our current cash on hand, cash generated from operations, and amounts available under our credit facilities, we believe that we will be able to meet our liquidity needs for the next twelve months.

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

Our conclusion that we will be able to fund our cash requirements for the next 12 months by using existing capital resources, cash on hand, and cash generated from operations does not take into account any potential material worsening of economic conditions as a result of the ongoing COVID-19 pandemic that would adversely affect our business. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if events, including economic disruptions, arising from the ongoing COVID-19 pandemic worsen, or if other economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business, including material negative changes in the health and welfare of our employees or changes in the condition of our customers or suppliers, and the operating performance or financial results of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:
•our future profitability;
•the quality of our accounts receivable;
•our relative levels of debt and equity;
•the volatility and overall condition of the capital markets; and

•the market prices of our securities.

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

In August 2020, we entered into an accelerated share repurchase arrangement ("ASR") with a financial institution. In exchange for a $50 million up-front payment at the beginning of the purchase period, the financial institution delivered to us 849,978 shares of our common stock for an average repurchase price of $58.83 per share. The shares received were retired in the period they were delivered to us, and the up-front payment was accounted for as a reduction to shareholders' equity in the condensed consolidated balance sheet. For purposes of calculating earnings per share, we reported the ASR as a repurchase of our common stock in August 2020 and as a forward contract indexed to our common stock. The ASR met all of the applicable criteria for equity classification, and, as a result, was not accounted for as a derivative instrument. In September 2020, the ASR purchase period was subsequently terminated early and we received and retired an additional 246,676 shares under the ASR, resulting in an overall average repurchase price of $45.59 per share.

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

Our most significant actuarial assumptions include:
•Changing discount rates and other assumptions in effect at measurement dates (normally December 31)
•Investment returns of plan assets
•Addition of new participants (historically immaterial due to freezing of pension benefits and exit from coal business)
•Mortality rates
•Change in laws

Funded Status of U.S. Retirement Plans
	Actual	Actual	Projected
(In millions)	2019	Nine Months 2020	4th Quarter 2020	2021	2022	2023	2024

Primary U.S. pension plan
Beginning funded status	$(106.8)	(118.3)	(103.4)	(97.4)	(75.6)	(38.6)	4.0
Net periodic pension credit(a)	16.9	14.9	4.9	21.0	22.4	24.0	27.1
Payment from Brink’s	—	—	—	—	14.1	17.6	16.3
Benefit plan experience gain (loss)	(28.4)	—	1.1	0.8	0.5	1.0	—
Ending funded status	$(118.3)	(103.4)	(97.4)	(75.6)	(38.6)	4.0	47.4

UMWA plans
Beginning funded status	$(297.4)	(246.7)	(237.5)	(237.3)	(238.2)	(240.0)	(242.8)
Net periodic postretirement cost(a)	(4.0)	0.2	0.2	(0.9)	(1.8)	(2.8)	(3.9)
Benefit plan experience gain (loss)	55.1	—	—	—	—	—	—
Other(b)	(0.4)	9.0	—	—	—	—	—
Ending funded status	$(246.7)	(237.5)	(237.3)	(238.2)	(240.0)	(242.8)	(246.7)

Black lung plans
Beginning funded status	$(67.9)	(99.2)	(95.8)	(91.5)	(84.0)	(77.1)	(70.6)
Net periodic postretirement cost(a)	(3.0)	(2.3)	(0.8)	(2.6)	(2.5)	(2.2)	(2.1)
Payment from Brink’s	8.4	5.7	5.1	10.1	9.4	8.7	8.1
Benefit plan experience gain (loss)	(36.7)	—	—	—	—	—	—
Ending funded status	$(99.2)	(95.8)	(91.5)	(84.0)	(77.1)	(70.6)	(64.6)

(a)Excludes amounts reclassified from accumulated other comprehensive income (loss).
(b)In the third quarter of 2020, we decided it was more economically beneficial to use available company funds to make UMWA benefit payments. We continue to monitor the situation and the related assessment of the best use of available funds.

Primary U.S. Pension Plan
Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement.  We did not make cash contributions to the primary U.S. pension plan in 2019 or the first nine months of 2020.  There are approximately 11,200 beneficiaries in the plan.

We do not expect to make contributions until 2022.

UMWA Plans
Retirement benefits related to former coal operations include medical benefits provided by the Pittston Coal Group Companies Employee Benefit Plan for UMWA Represented Employees.  There were approximately 3,000 beneficiaries in the UMWA plans as of December 31, 2019.  The Company does not need to make additional contributions to these plans until 2028 based on actuarial assumptions.

Black Lung
Under the Federal Black Lung Benefits Act of 1972, Brink’s is responsible for paying lifetime black lung benefits to miners and their dependents for claims filed and approved after June 30, 1973.  There were approximately 800 black lung beneficiaries as of December 31, 2019.

Summary of Expenses Related to All U.S. Retirement Liabilities through 2024

This table summarizes actual and projected expense related to U.S. retirement liabilities.

	Actual	Actual	Projected
(In millions)	2019	Nine Months 2020	4th Quarter 2020	FY2020	2021	2022	2023	2024
Primary U.S. pension plan	$21.8	6.4	2.3	8.7	3.1	(1.3)	(4.4)	(11.3)
UMWA plans	15.9	8.6	2.9	11.5	11.4	11.6	11.9	12.3
Black lung plans	7.4	8.3	2.8	11.1	9.8	9.1	8.5	7.9
Total	$45.1	23.3	8.0	31.3	24.3	19.4	16.0	8.9

Summary of Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants through 2024

This table summarizes actual and projected payments:
•from Brink’s to U.S. retirement plans, and
•from the plans to participants.

	Actual	Actual	Projected
(In millions)	2019	Nine Months 2020	4th Quarter 2020	FY2020	2021	2022	2023	2024
Payments from Brink’s to U.S. Plans
Primary U.S. pension plan	$—	—	—	—	—	14.1	17.6	16.3
Black lung plans	8.4	5.7	5.1	10.8	10.1	9.4	8.7	8.1
Total	$8.4	5.7	5.1	10.8	10.1	23.5	26.3	24.4

Payments from U.S. Plans to participants
Primary U.S. pension plan	$48.5	32.3	14.7	47.0	47.0	47.0	47.0	46.9
UMWA plans	29.3	19.4	10.8	30.2	30.2	29.7	29.3	28.7
Black lung plans	8.4	5.7	5.1	10.8	10.1	9.4	8.7	8.1
Total	$86.2	57.4	30.6	88.0	87.3	86.1	85.0	83.7

Contingent Matters
See Note 14 to the condensed consolidated financial statements for information about contingent matters at September 30, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We serve customers in more than 100 countries, including 52 countries where we operate subsidiaries.  These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates.  In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program.  Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the nine months ended September 30, 2020.

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
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information
This document contains both historical and forward-looking information. Words such as “anticipates,” “assumes,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “potential,” “believes,” “could,” “may,” “should” and similar expressions may identify forward looking information. Forward-looking information in this document includes, but is not limited to, statements concerning: the impact of the ongoing COVID-19 pandemic on our business, employees, customers, operating results and financial position; difficulty in repatriating cash; continued strengthening of the U.S. dollar; anticipated costs of our Reorganization and Restructuring activities; collection of receivables related to the internal loss in the U.S. global services operations; support for the Company's Venezuela business; our effective tax rate; the ability to meet liquidity needs; expenses and payouts for the U.S. retirement plans and the funded status of the primary pension plan; expected liability for and future contributions to the UMWA plans; liability for black lung obligations; and the effect of pending legal matters. Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which are difficult to quantify and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond our control, include, but are not limited to:

•our ability to improve profitability and execute further cost and operational improvements and efficiencies in our core businesses;
•our ability to improve service levels and quality in our core businesses;
•market volatility and commodity price fluctuations;
•seasonality, pricing and other competitive industry factors;
•investment in information technology and its impact on revenue and profit growth;
•our ability to maintain an effective IT infrastructure and safeguard confidential information;
•our ability to effectively develop and implement solutions for our customers;
•risks associated with operating in foreign countries, including changing political, labor and economic conditions, regulatory issues (including the imposition of international sanctions, including by the U.S. government), currency restrictions and devaluations, restrictions on and cost of repatriating earnings and capital, impact on the Company's financial results as a result of jurisdictions determined to be highly inflationary, and restrictive government actions, including nationalization;
•labor issues, including negotiations with organized labor and work stoppages;
•pandemics (including the ongoing COVID-19 pandemic and related impacts and restrictions on the actions of businesses and consumers, including suppliers and customers), acts of terrorism, strikes or other extraordinary events that negatively affect global or regional cash commerce;
•anticipated cash needs in light of our current liquidity position and the impact of COVID-19 on our liquidity;
•the strength of the U.S. dollar relative to foreign currencies and foreign currency exchange rates;
•our ability to identify, evaluate and complete acquisitions and other strategic transactions and to successfully integrate acquired companies;
•costs related to dispositions and product or market exits;
•our ability to obtain appropriate insurance coverage, positions taken by insurers relative to claims and the financial condition of insurers;
•safety and security performance and loss experience;
•employee, environmental and other liabilities in connection with former coal operations, including black lung claims;
•the impact of the Patient Protection and Affordable Care Act on legacy liabilities and ongoing operations;
•funding requirements, accounting treatment, and investment performance of our pension plans, the VEBA and other employee benefits;

•changes to estimated liabilities and assets in actuarial assumptions;
•the nature of hedging relationships and counterparty risk;
•access to the capital and credit markets;
•our ability to realize deferred tax assets;
•the outcome of pending and future claims, litigation, and administrative proceedings;
•public perception of our business, reputation and brand;
•changes in estimates and assumptions underlying our critical accounting policies; and
•the promulgation and adoption of new accounting standards, new government regulations and interpretation of existing standards and regulations.

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

The ongoing COVID-19 pandemic has created volatility, uncertainty and economic disruption for Brink’s, our customers and vendors, and the markets in which we do business. Beginning in the first quarter of 2020, health and economic conditions in the vast majority of the countries in which we operate rapidly worsened. As a result, government and customer actions and related events have impacted, and we expect will continue to impact, how we do business and the services that we provide, for a sustained period. It continues to be too early to assess the full impact that the COVID-19 pandemic, and the actions taken in response to it, will have on our employees, our businesses and segments, our customers and vendors, the industries that we serve, our financial condition and/or our results of operations as well as those of the businesses we are acquiring as part of the acquisition of the cash management operations of U.K.-based G4S plc. The full impact depends on many factors that are uncertain or not yet identifiable, and in many cases are out of our control. Those factors could include, among other things, (i) the duration of the COVID-19 pandemic and the types and magnitude of adverse impacts on regional economies, individually, and the global economy, as a whole; (ii) the health and welfare of our employees and that of our customers, vendors and suppliers; (iii) business and government actions in response to the pandemic, including moratoriums by governments and regulators on rule making and regulatory and legal proceedings, limitations on employee actions by regulators and unions, and stay at home, social distancing measures and travel bans; (iv) the impact on the development and implementation of strategic initiatives and the integration of acquired businesses, including those acquired from G4S; (v) the response of our customers or prospective customers to the pandemic, including suspensions or terminations of existing contracts; (vi) the varying demand for the types of services we offer in the countries in which we offer them; (vii) our ability to continue to effectively market our services; (viii) our ability to resume services as needed; (ix) the type, size, profitability and geographic locations of our operations; (x) the ability of our customers to pay, to make timely payments or to pay in full; and (xi) the timing of finding effective treatments or a cure. Such events would result in reduced revenues and operating profit. Any of these events and others we have not yet identified could cause or contribute to the risks and uncertainties facing the Company and our customers and could materially adversely affect our business or portions thereof, and our financial condition, results of operations and/or stock price.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about common stock repurchases by the Company during the quarter ended September 30, 2020.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1 through
July 31, 2020	—	$—	—	$—

August 1 through
August 31, 2020	849,978	58.83	849,978	200,000,000

September 1 through
September 30, 2020	246,676	(2)	246,676	200,000,000

(1)On February 6, 2020, the Company’s board of directors authorized the Company to repurchase up to $250,000,000 of common stock from time to time as market conditions warrant and as covenants under existing agreements permit. The program does not require the Company to acquire any specific numbers of shares and may be modified or discontinued at any time. At September 30, 2020, $200,000,000 remains available under this program. The program will expire on December 31, 2021.
(2)In August 2020, the Company entered into an accelerated share repurchase arrangement ("ASR") to purchase $50 million of the Company's common stock. In September 2020, the purchase period for this ASR was subsequently terminated early and an additional 246,676 shares were delivered and retired. In total, 1,096,654 shares were delivered and retired under this ASR at an average repurchase price of $45.59 per share.

Item 6.  Exhibits

Exhibit
Number

10.1	Key Employees' Deferred Compensation Program, as amended and restated effective September 24, 2020.

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

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2020, furnished in Inline eXtensible Business Reporting Language (iXBRL)). The instance document does not appear in the interactive data file because its iXBRL tags are embedded within the iXBRL document.

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets at September 30, 2020, and December 31, 2019, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019, (iv) the Condensed Consolidated Statements of Equity for the nine months ended September 30, 2020 and 2019, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 and (vi) the Notes to the Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

October 29, 2020	By: /s/ Ronald J. Domanico
Ronald J. Domanico
(Executive Vice President and
Chief Financial Officer)
(principal financial officer)