Form 10-K
period 2020-12-31
BRINKS CO
filed 2021-03-01
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Large accelerated filer ☒           Accelerated filer ☐           Non-accelerated filer ☐           Smaller reporting company ☐ Emerging Growth Company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☒
As of February 23, 2021, there were issued and outstanding 49,511,653 shares of common stock.  The aggregate market value of shares of common stock held by non-affiliates as of June 30, 2020, was $2,264,674,991 based on the closing sale price as reported on the New York Stock Exchange.
Documents incorporated by reference:  Part III of this annual report incorporates by reference portions of the Registrant’s definitive 2021 Proxy Statement to be filed pursuant to Regulation 14A.

THE BRINK’S COMPANY
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

PART I
ITEM 1.  BUSINESS

Overview
The Brink’s Company is the global leader in total cash management, route-based logistics and payment solutions including cash-in-transit, ATM services, cash management services, including vault outsourcing, money processing, and intelligent safe services, and international transportation of valuables. Our customers include financial institutions, retailers, government agencies (including central banks), mints, jewelers and other commercial operations around the world.  Our global network serves customers in more than 100 countries. We have controlling ownership interests in companies in 52 countries and agency relationships with companies in additional countries.  We employ approximately 76,500 people and our operations include approximately 1,300 facilities and 16,300 vehicles.

During the fourth quarter of 2020, we implemented changes to our organizational and management structure primarily related to our acquisition of the majority of the cash operations of U.K.-based G4S plc ("G4S") that resulted in changes to our operating segments. Previously, our business was managed and reported in three operating segments: North America, South America and Rest of World. We now mange our business in four segments, and segment results are reported by these four segments. The four segments are as follows:
•North America – operations in the U.S. and Canada, including the Brink’s Global Services ("BGS") line of business,
•Latin America – operations in Latin American countries where we have an ownership interest, including the BGS line of business. This segment includes operations in Mexico, which was previously reported in the North America segment,
•Europe – operations in European countries that primarily provide services outside of the BGS line of business. This segment includes the BGS line of business within these country operations, and
•Rest of World – operations in European countries that primarily provide BGS services. This segment includes other lines of business within these country operations. This segment also includes operations in the Middle East, Africa and Asia as well as BGS activity in Latin American countries where we do not have an ownership interest.

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

Mission and Strategy

Our Mission

Introduced in 2019, our mission defines what we want to achieve. It reads:
•Keep the use of cash as easy, secure and affordable as other payment methods for retailers.
•Streamline cash management for financial institutions.
•Provide consumers safe, private and convenient payment options in the digital age.
•Protect, store and transport high-value assets in a changing world.

Our Strategy

Our strategy has three components: Accelerate Profitable Growth, Close the Gap, and Introduce Differentiated Services.

We will Accelerate Profitable Growth by expanding high-value services, growing revenue and account share with both large and small financial institutions, penetrating unvended retail markets and exploring core and adjacent acquisition opportunities.

We will Close the Gap with operational excellence by exceeding customer expectations, leading our industry in safety and security, and continuing to improve productivity in fleet, money processing and sales. We are on track in our efforts to improve internal productivity, optimize cost and achieve industry-leading margins.

We will Introduce Differentiated Services by strengthening and leveraging our IT capabilities and operating systems and offering end-to-end cash supply chain managed services. Our IT initiatives will drive improved service levels and operational efficiencies.

To execute our strategy, we manage the business with 3-year plans. Strategic Plan 1 (or SP1) guided us through 2019 and focused on performance and culture. Actions taken in SP1 include internal breakthrough initiatives, such as more efficient vehicles, one-person crews, route optimization, telematics, device monitoring and management, and more effective IT processes leading to lower operating costs. We also completed multiple business acquisitions.

We are currently executing Strategic Plan 2 (or SP2), which goes through 2022 and is designed to expand our role in the cash ecosystem. It focuses on delivering efficiency initiatives, implementing operational excellence and increasing sales of existing services (Strategy 1.0), growing through acquisitions (Strategy 1.5) and creating more value for current and new customers by providing a broader array of high-margin, technology-driven services (Strategy 2.0).

Strategy 2.0 includes the development and implementation of solutions that integrate technology and managed services, such as cloud-based applications, track and trace, customer portals, cash forecasting, and subscription-based pricing, with Brink’s cash-in-transit and money processing services, to deliver complete cash management solutions that are intended to: (1) be competitive with debit and credit payment alternatives and provide retail customers with faster access to working capital, or (2) provide critical device management and managed services that offer financial institutions an attractive outsourcing option.

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

Core Services (52% of total revenues in 2020)
Cash-in-transit ("CIT") and ATM services are core services we provide to customers throughout the world. We charge customers per service performed or based on the value of goods transported.  Revenues are affected by the level of economic activity in various markets as well as the volume of business for specific customers.  Core services generated approximately $1.9 billion of revenues in 2020 ($2.0 billion in 2019 and $1.7 billion in 2018).

Cash-in-transit services – Serving customers since 1859, our success in CIT is driven by a combination of rigorous security practices, high-quality customer service, risk management and logistics expertise.  Cash-in-transit services generally include the secure transportation of:
•cash between businesses and financial institutions, such as banks and credit unions
•cash, securities and other valuables between commercial banks, central banks and investment banking and brokerage firms
•new currency, coins, bullion and precious metals for central banks and other customers

ATM services – We manage approximately 130,000 ATMs worldwide.  We provide customers who own and operate ATMs a variety of service options.  Basic ATM management services include cash replenishment and first and second line maintenance.  We also provide comprehensive services for ATM management including cash replenishment, replenishment forecasting, cash optimization, ATM remote monitoring, service call dispatching, transaction processing, installation services, and first and second line maintenance.

High-Value Services (44% of total revenues in 2020)
Our Core Services, combined with our brand and global infrastructure, provide a broad platform from which we offer additional high-value services, which generated approximately $1.6 billion of revenues in 2020 ($1.6 billion in 2019 and $1.6 billion in 2018).

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

Cash management services - We offer a variety of cash management services, depending on customers’ unique needs. These include:
•money processing (e.g., counting, sorting, wrapping, checking condition of bills, etc.) and other cash management services
•services related to deploying and servicing “intelligent” safes and safe control devices, including our patented CompuSafe®  service
•check imaging services

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

Brink’s CompuSafe® service –We manage approximately 49,900 installed Compusafe devices worldwide. Brink’s CompuSafe service provides an integrated, closed-loop system for minimizing theft and managing cash.  We market CompuSafe services to a variety of cash-intensive customers including convenience stores, gas stations, restaurants, retail chains and entertainment venues.  In a majority of instances, once the specialized safe is installed, the customer’s employees deposit currency into the safe’s cassettes, which can only be removed by Brink’s personnel or in some instances, securely by customer employees.  Upon removal, the cassettes are securely transported to a vault for processing where contents are verified and transferred for deposit.  Our CompuSafe service features currency-recognition and counterfeit-detection technology, multi-language touch screens and in some instances, an electronic interface between the point-of-sale, back-office systems and external banks.  Our electronic reporting interface with external banks enables customers to receive same-day credit on their cash balances, even if the cash remains on the customer’s premises.

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

Bill payment and collection services include bill payment acceptance and processing services on behalf of utility companies and other billers. Consumers can pay bills and manage accounts at retail agent locations that we operate on behalf of utility companies, banks and a small number of leased payment locations. This service is offered at over 8,500 locations in Brazil, Colombia, Panama and Mexico.

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

Other Security Services (4% of total revenues in 2020)
Guarding – We protect airports, offices, warehouses, stores, and public venues with or without electronic surveillance, access control, fire prevention and trained patrolling personnel. Other security services generated approximately $0.2 billion of revenues in 2020 ($0.1 billion in 2019 and $0.2 billion in 2018).

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

Industry and Competition
Brink’s competes with large multinational, regional and smaller companies throughout the world.  Our largest multinational competitors are Loomis AB (Sweden); Prosegur, Compania de Seguridad, S.A. (Spain); and Garda World Security Corporation (Canada).

We believe the primary factors in attracting and retaining customers are security expertise, service quality, and price.  Our competitive advantages include:
•brand name recognition
•reputation for a high level of service and security
•risk management and logistics expertise
•global network and customer base
•proven operational excellence, and
•high-quality insurance coverage and financial strength

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

Human Capital Management

Culture and Values
At Brink’s, the following values underpin our company culture: Safety, Integrity, Engagement, Continuous Improvement, Customer Focus, and, our newest value, Diversity and Inclusion. Our values guide the way we work and are the cornerstone of our winning culture. They ensure that we work safely to protect ourselves and others, consider the customer first in all we do, display the highest standards of ethics, engage and empower employees, continually find new ways to improve the way we work, and foster a diverse and inclusive workplace.

Workforce Demographics
We have a culturally and geographically diverse workforce that serves customers in more than 100 countries. Based upon business demand, we have a need for a flexible workforce. In certain geographic regions, statutory employee protections may limit our ability to increase or decrease our workforce without significant expense.

At December 31, 2020, our company had approximately 73,700 full-time and 2,800 part-time employees. Approximately 86% of our employees, approximately 65,500, are outside the United States. Of our approximately 11,000 employees in the United States, approximately 700 were classified as part-time employees. Certain employees in the United States provide corporate services throughout the various regions in which we operate.

A part of our second three-year Strategic Plan, or SP2, includes strategic acquisitions. We previously announced the acquisition of the majority of the cash operations of G4S. As of December 31, 2020, we had completed substantially all of this transaction, including acquiring a number of employees, which at year-end remained at approximately 18,700 employees. These employees consist of full time and contract employees. In general, these employees were added to our local compensation and benefit programs, except where existing contractual and statutory obligations required continuation of other programs. All management employees have successfully completed an induction program to ensure that they are aligned with the Company’s compensation, performance management, talent management and compliance policies.

Employee Safety and Wellness
Employee safety is of paramount importance as we strive to bring every employee home safe every night. During 2020, we shifted Company priorities to adapt to the immediate needs of the COVID-19 pandemic by, among other things, prioritizing the health and safety of our employees, their families and our customers, while maintaining our essential services to our customers. This included investing in additional personal protective equipment, enhanced cleaning protocols, and work protocols aimed at minimizing unnecessary social contact both in our workplaces and while serving our customers.

Diversity, Equity and Inclusion
With the significant focus on racial injustice in the U.S., and the ripple effects around the world in 2020, we reflected on how best to demonstrate and reinforce our commitment to diversity, equity and inclusion (“DE&I”) to our employees and stakeholders. With input from our Board and internal and external stakeholders, we increased the emphasis on DE&I in our Values, which underpin all that we stand for and guide how we work together. We hired our first DE&I leader and welcomed him in early 2021 to continue to evolve our DE&I strategy, define our goals, evaluate our progress, and guide our communications. In 2020, we joined the CEO Action for Diversity and Inclusion, an organization that works to advance diversity and inclusion in the workplace. We continued to expand the scope and programs of our Women’s Leadership Forum, established in 2018 to promote women’s leadership in the Company’s U.S., Canada and Mexico businesses. We established UNITY as a new Business Resource Group for Black employees in the U.S. Our Business Resource Groups are supported with an executive sponsor, and we are thoughtfully considering expanding them in both scope and reach in the future.

In early 2021, we signed the UN Global Compact, affirming our commitment to meet fundamental responsibilities in the areas of human rights, labor and the environment. More information on our Environmental, Social and Governance Priorities can be found on our Sustainability page on our brinks.com website.

Labor Relations
North America – At December 31, 2020 we employed approximately 12,700 employees. We have no union employees in the U.S. At December 31, 2020, Brink’s was a party to nine collective bargaining agreements in Canada with various local unions covering approximately 1,300 employees. The agreements have various expiration dates from 2021 to 2024.

Outside of North America, approximately 53% of our employees are represented by trade union organizations and/or covered by collective bargaining agreements.

Latin America – At December 31, 2020, we employed approximately 31,500 employees, 71% of whom are covered by various collective bargaining agreements with expiration dates from 2021-2023.

Europe – At December 31, 2020, we employed approximately 16,500 employees, 49% of whom are covered by various collective bargaining agreements with expiration dates from 2021-2023.

Rest of World – At December 31, 2020, we employed approximately 15,800 employees, 20% of whom are covered by various collective bargaining agreements with expiration dates from 2021-2023.

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

•In the first quarter of 2020, we sold 100% of our ownership interest in a French security services company.
•In the second quarter of 2019, we exited a top-up prepaid mobile phone business in Brazil.
•In the second quarter of 2018, we sold 100% of our ownership interest in a French airport security services company.

Business Acquisitions
On February 26, 2020, we announced that we agreed to acquire the majority of the cash management operations of G4S, with closings planned in multiple phases in 2020. In March 2020, we acquired 100% of the capital stock of G4S International Logistics Group Limited, a company that directly or indirectly owns controlling interests in multiple businesses providing secure international transportation of valuables. In the second quarter of 2020, we acquired cash management operations from G4S located in the Netherlands, Belgium, Ireland, Hong Kong, Cyprus, Romania, the Czech Republic, Malaysia, the Dominican Republic and the Philippines. In the third quarter of 2020, we acquired operations in Indonesia, Estonia, Latvia and Lithuania. For the majority of the acquisitions in the second and third quarters of 2020, we acquired 100% of the ownership interests. In Malaysia, the Dominican Republic, the Philippines and Indonesia, we acquired ownership interests of less than 100%. We believe that we meet the accounting criteria for consolidating these subsidiaries. In the aggregate, the purchase consideration for the G4S acquisitions in 2020 is $709.7 million. The operations we have acquired in 2020, which represent approximately 90% of the total estimated purchase price, generate approximately $740 million in annual revenues.

In January 2019, we acquired 100% of the capital stock of Rodoban Transportes Aereos e Terrestres Ltda., Rodoban Servicos e Sistemas de Seguranca Ltda., and Rodoban Seguranca e Transporte de Valores Ltda. (together "Rodoban") for $134 million. Rodoban provides CIT, money processing and ATM services primarily in southeastern Brazil. Also in 2019, we acquired three business operations in three countries for an aggregate purchase price of approximately $50 million. Below is a brief description of each of these additional three business acquisitions completed in 2019:

•In June 2019, we acquired 100% of the capital stock of Balance Innovations, LLC and its wholly owned subsidiary, Balance Innovations Services, Inc. (together "BI"). BI develops and licenses software that provides real-time data to optimize operations for general retail and convenience store industries throughout the United States and Canada.
•In June 2019, we acquired 100% of the capital stock of Comercio Eletronico Facil Ltda. ("COMEF"), a Brazil-based company. COMEF offers bank correspondent services and bill payment processing to consumers.
•In September 2019, we acquired 100% of the capital stock of Transportadora de Valores del Sur Limitada and its wholly owned subsidiary, TVS Pagos, Recaudos y Procesos S.A.S. (together "TVS"). TVS provides CIT and money processing services in Colombia.

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

Other Restructurings
Management periodically implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized net costs of $7.6 million in 2018 and $28.8 million in 2019, primarily severance costs and charges related to the modification of share-based compensation awards in 2019. We recognized $66.6 million net costs in operating profit and $0.6 million costs in interest and other nonoperating income (expense) in 2020, primarily severance costs. For the current restructuring actions, we expect to incur additional costs between $4 million and $6 million in future periods.

Available Information and Corporate Governance Documents
The following items are available free of charge on our website (www.brinks.com) as soon as reasonably possible after filing or furnishing them with the Securities and Exchange Commission (the “SEC”):
•Annual reports on Form 10-K
•Quarterly reports on Form 10-Q
•Current reports on Form 8-K, and amendments to those reports

The following documents are also available free of charge on our website:
•Corporate Governance Policies
•Code of Ethics
•The charters of the following committees of our Board of Directors (the “Board”):  Audit and Ethics, Compensation and Benefits, Corporate Governance and Nominating, and Finance and Strategy

Printed versions of these items will be mailed free of charge to shareholders upon request.  Such requests can be made by contacting the Corporate Secretary at 1801 Bayberry Court, P. O. Box 18100, Richmond, Virginia 23226-8100.

Additional information about the Company may be found elsewhere in this report and in the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

ITEM 1A.  RISK FACTORS

Business Risks

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

While cash remains one of the most popular form of consumer payment in the U.S. and globally, the growth of payment options other than cash could reduce the need for services related to cash, thereby affecting our financial results.  We are developing new services that offer current and prospective customers with opportunities to streamline their cash processing costs, making cash more competitive with other forms of payment. There is a risk that these initiatives may not offset the risks associated with our traditional cash-based business and that our business, financial condition, results of operations and cash flows could be negatively impacted.

We may not be successful in pursuing strategic investments or acquisitions or realize the expected benefits of those transactions because of integration difficulties and other challenges.

While we may identify opportunities for acquisitions and investments to support our growth strategy, our due diligence examinations and positions that we may take with respect to appropriate valuations for acquisitions and divestitures and other transaction terms and conditions may hinder our ability to successfully complete business transactions to achieve our strategic goals. We compete with others within and outside our industry for suitable acquisition candidates. This competition may increase the price for acquisitions and reduce the number of acquisition candidates available to us. As a result, our ability to acquire businesses in the future, and to acquire such businesses on favorable terms, may be limited. Our ability to realize the anticipated benefits from acquisitions will depend, in part, on successfully integrating each business with our company as well as improving operating performance and profitability through our management efforts and capital investments.  The risks to a successful integration and improvement of operating performance and profitability include, among others, failure to implement our business plan, unanticipated issues in integrating operations with ours, unanticipated changes in laws and regulations, labor unrest resulting from union operations, regulatory, environmental and permitting issues, unfavorable customer reactions, the effect on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002, and difficulties in fully identifying and evaluating potential liabilities, risks and operating issues.  In order to finance such acquisitions, we may need to obtain additional funds either through public or private financings, including bank and other secured and unsecured borrowings and the issuance of debt or equity securities. There can be no assurance that such financings would be available to us on reasonable terms or that any future issuances of securities in connection with acquisitions will not be dilutive to our shareholders. The occurrence of any of these events may adversely affect our expected benefits of any acquisitions and may have a material adverse effect on our financial condition, results of operations or cash flows.

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

The ongoing COVID-19 pandemic is expected to adversely affect our business, financial condition and results of operations, the extent of which depends on many factors that are uncertain or not yet identifiable.

The ongoing COVID-19 pandemic has created volatility, uncertainty and economic disruption for Brink’s, our customers and vendors, and the markets in which we do business. During 2020 and continuing into 2021, our operational performance and economic activity in the countries in which we operate have been significantly impacted by pandemic-related health conditions and the associated government, customer and consumer actions. These actions have led to reduced customer volumes, changes to our operating procedures and increases to our costs to provide services. We have taken and continue to take actions to adjust the way we operate and reduce our costs through restructuring activities and operational changes to address these impacts and align to future anticipated revenue levels. We are continually assessing the impact that the COVID-19 pandemic, and the actions taken in response to it, will have on our employees, businesses and segments, customers and vendors and the industries that we serve. The full impact depends on many factors that are uncertain or not yet identifiable. We expect these factors will continue to impact our financial condition and our results of operations for a duration that is currently unknown.

The factors that have affected us and may continue to affect us could include, among other things, (i) the duration of the COVID-19 pandemic and the types and magnitude of adverse impacts on regional economies, individually, and the global economy, as a whole; (ii) the health and welfare of our employees and that of our customers, vendors and suppliers; (iii) business and government actions in response to the pandemic, including moratoriums by governments and regulators on rule making and regulatory and legal proceedings, limitations on employee actions by regulators and unions, and stay at home, social distancing measures and travel bans; (iv) the impact on the development and implementation of strategic initiatives and the integration of acquired businesses, including those acquired from G4S; (v) the response of our customers or prospective customers to the pandemic, including suspensions or terminations of existing contracts; (vi) the varying demand for the types of services we offer in the countries in which we offer them; (vii) our ability to continue to effectively market our services; (viii) our ability to resume services as needed; (ix) the type, size, profitability and geographic locations of our operations; (x) the ability of our customers to pay, to make timely payments or to pay in full; and (xi) the timing of developing and distributing effective vaccines, treatments or cures. Any of these events, and others we have not yet identified, could cause or contribute to the risks and uncertainties facing the Company and our customers and could materially adversely affect our business or portions thereof, and our financial condition, results of operations and/or stock price.

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

Operational Risks

We have significant operations outside the United States.

We currently serve customers in more than 100 countries, including 52 countries where we operate subsidiaries.  Sixty-nine percent (69%) of our revenues in 2020 came from operations outside the U.S.  We expect revenues outside the U.S. to continue to represent a significant portion of total revenues.  Business operations outside the U.S. are subject to political, economic and other risks inherent in operating in foreign countries, such as:

•the difficulty of enforcing agreements, collecting receivables and protecting assets through foreign legal systems;
•trade protection measures and import or export licensing requirements;
•difficulty in staffing and managing widespread operations;
•required compliance with a variety of foreign laws and regulations;
•enforcement of our global compliance program in foreign countries with a variety of laws, cultures and customs;
•varying permitting and licensing requirements in different jurisdictions;
•foreign ownership laws;
•changes in the general political and economic conditions in the countries where we operate, particularly in emerging markets;
•threat of nationalization and expropriation;
•higher costs and risks of doing business in a number of foreign jurisdictions;
•laws or other requirements and restrictions associated with organized labor;
•limitations on the repatriation of earnings;
•fluctuations in equity, revenues and profits due to changes in foreign currency exchange rates, including measures taken by governments to devalue official currency exchange rates;
•inflation levels exceeding that of the U.S; and
•inability to collect for services provided to government entities.

We are exposed to certain risks when we operate in countries that have high levels of inflation, including the risk that:

•the rate of price increases for services will not keep pace with the cost of inflation;
•adverse economic conditions may discourage business growth which could affect demand for our services;
•the devaluation of the currency may exceed the rate of inflation and reported U.S. dollar revenues and profits may decline; and
•these countries may be deemed “highly inflationary” for U.S. generally accepted accounting principles (“GAAP”) purposes.

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

We have launched a number of initiatives, including the reorganization and restructuring actions described on page 7, to improve efficiencies and reduce operating costs.  Although we have achieved annual cost savings associated with these initiatives, we may be unable to sustain the cost savings that we have achieved.  In addition, if we are unable to achieve, or have any unexpected delays in achieving additional cost savings, our results of operations and cash flow may be adversely affected.  Even if we meet our goals as a result of these initiatives, we may not receive the expected financial benefits of these initiatives.

Financial Risks

We have significant retirement obligations. Poor investment performance of retirement plan holdings and / or lower interest rates used to discount the obligations could unfavorably affect our liquidity and results of operations.

We have substantial pension and retiree medical obligations, a portion of which have been funded.  The amount of these obligations is significantly affected by factors that are not in our control, including interest rates used to determine the present value of future payment streams, investment returns, medical inflation rates, participation rates and changes in laws and regulations.  The funded status of the primary U.S. pension plan was approximately 83% as of December 31, 2020.  Based on our actuarial assumptions at the end of 2020, we do not expect to make contributions until 2022.  A change in assumptions could result in funding obligations that could adversely affect our liquidity and our ability to use our resources to make acquisitions and to otherwise grow our business.

We have $714 million of actuarial losses recorded in accumulated other comprehensive income (loss) at the end of 2020.  These losses relate to changes in actuarial assumptions that have increased the net liability for benefit plans.  These losses have not been recognized in earnings.  These losses will be recognized in earnings in future periods to the extent they are not offset by future actuarial gains.  Our projections of future cash requirements and expenses for these plans could be adversely affected if our retirement plans have additional actuarial losses.

We have significant deferred tax assets in the United States that may not be realized.

Deferred tax assets are future tax deductions that result primarily from the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes.  At December 31, 2020, we had $234 million of U.S. deferred tax assets, net of valuation allowances, primarily related to our retirement plan obligations.  These future tax deductions may not be realized if tax rules change in the future, or if forecasted U.S. operational results or any other U.S. projected future taxable income is insufficient.  Consequently, not realizing our U.S. deferred tax assets may significantly and materially affect our financial condition, results of operations and cash flows.

Our effective income tax rate could change.

We operate subsidiaries in 52 countries, all of which have different income tax laws and associated income tax rates.  Our effective income tax rate can be significantly affected by changes in the mix of pretax earnings by country and the related income tax rates in those countries.  In addition, our effective income tax rate is significantly affected by the ability to realize deferred tax assets, including those associated with net operating losses.  Changes in income tax laws, income apportionment, or estimates of the ability to realize deferred tax assets, could significantly affect our effective income tax rate, financial position and results of operations.  We are subject to the regular examination of our income tax returns by various tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these examinations will not have a material adverse effect on our business.

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

Information Technology Risks

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

General Risks

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

Forward-Looking Statements
This document contains both historical and forward-looking information. Words such as “anticipates,” “assumes,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “potential,” “believes,” “may,” “should” and similar expressions may identify forward-looking information. Forward-looking information in this document includes, but is not limited to, statements regarding future performance of The Brink’s Company and its global operations, including: anticipated savings from reorganization and restructuring activities; completion of integration of acquisitions, impacts of the COVID pandemic, collection of receivables related to the internal loss in the U.S. Global Services business; support for the Venezuela business; realization of deferred tax assets; the anticipated financial effect of pending litigation; the ability to meet liquidity needs; expenses and payouts for the U.S. retirement plans and the non-U.S. pension and benefit plans and the expected long-term rate of return and funded status of the primary U.S. pension plan; expected liability for and future contributions to the UMWA plans; liability for black lung obligations; and expected future payments under contractual obligations. Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which are difficult to quantify and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

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

The following table discloses leased and owned facilities and vehicles for Brink’s most significant operations as of December 31, 2020.

	Facilities			Vehicles
Segments	Leased	Owned	Total	Leased	Owned	Total

North America	227	39	266	3,398	823	4,221
Latin America	331	93	424	564	4,796	5,360
Europe	195	37	232	2,006	1,980	3,986
Rest of World	362	12	374	509	2,212	2,721
Corporate Items	7	—	7	—	—	—
Total	1,122	181	1,303	6,477	9,811	16,288

ITEM 3.  LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 23 to the consolidated financial statements, “Other Commitments and Contingencies,” in Part II, Item 8 of this 10-K, which is incorporated herein by reference.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant

The following is a list as of March 1, 2021, of the names and ages of the executive officers of The Company indicating the principal positions and offices held by each.  There are no family relationships among any of the officers named.

Name	Age	Positions and Offices Held	Held Since
Douglas A. Pertz	66	Director, President and Chief Executive Officer	2016
Ronald J. Domanico	62	Executive Vice President, Chief Financial Officer	2016
Michael F. Beech	59	Executive Vice President	2014
Rohan Pal	55	Executive Vice President, Chief Information Officer and Chief Digital Officer	2019
Dominik Bossart	46	Senior Vice President	2019
Simon J. Davis	56	Senior Vice President and Chief Human Resources Officer	2019
Dana C. O'Brien	53	Senior Vice President, General Counsel and Assistant Secretary	2019
James K. Parks	52	Senior Vice President	2020
Raphael J. Shemanski	58	Senior Vice President	2019

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

Mr. Beech was appointed Executive Vice President of the Company in December 2014.  Since 2019, he has had oversight responsibility for the Company's Latin America segment (including Mexico) and has led the Company's global safety and security since 2016. From 2016 to 2019, he had oversight responsibility for the Company's operations in Brazil and Mexico. From December 2014 to July 2016, Mr. Beech had oversight responsibility for the operations in the countries that composed the Company's former Largest 5 Markets segment.

Mr. Pal has served as Executive Vice President, Chief Information Officer and Chief Digital Officer of the Company since July 2019 and was Senior Vice President, Chief Information Officer and Chief Digital Officer of the Company from July 2016 to July 2019. Before joining Brink’s, Mr. Pal served as Senior Vice President and Chief Information Officer/Chief Technology Officer at Recall Holdings Limited, a global provider of digital and physical information management and security services, from June 2013 to June 2016.

Mr. Bossart was appointed as Senior Vice President in July 2019. He has oversight responsibility for the Company's operations in the countries that comprise the Company's Rest of World segment and its Brink's Global Services business. From 2014 to 2019, he led the Brink’s Global Services business in the Americas and the Company’s cash-in-transit business in South America (with the exception of Mexico and Brazil).

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

Ms. O’Brien was appointed as the Company's Senior Vice President and General Counsel in March 2019. Prior to joining Brink’s, she served as Senior Vice President and General Counsel of Centerpoint Energy, an electric and natural gas utility company, from May 2014 to April 2019 and served as Centerpoint’s Corporate Secretary from May 2014 to October 2017.

Mr. Parks was appointed as the Company’s Senior Vice President in December 2020. He has oversight responsibility for the Company's operations in Europe. From January to December 2020 Mr. Parks was Senior Vice President, Strategy Deployment & Execution. From 2018 to January 2020, he was Senior Vice President, Integration. From 2015 to 2018 he served as the President and General Manager of Brink’s Canada.

Mr. Shemanski was appointed Senior Vice President in July 2019. He has oversight responsibility for the Company's North America operations. He joined Brink’s as Senior Vice President and President of Brink’s U.S. in 2017 and had responsibility for the Company's U.S. operations from 2017 to 2019.  Prior to joining Brink’s, he served in various leadership roles at Johnson Controls International, a diversified technology company. From 2014 through 2017 he served as group Vice President and General Manager of Johnson Controls International's global automotive aftermarket business group.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the symbol “BCO.”  As of February 23, 2021, there were 1,179 shareholders of record of common stock. The number of record holders does not include beneficial owners of our securities who shares are held in the names of various security brokers dealers and registered clearing agencies.

Share Repurchase Program
On February 6, 2020, we announced that the Board authorized a $250 million share repurchase authorization that expires on December 31, 2021. The authorization replaces our previous $200 million repurchase program, authorized by the board of directors in May 2017, which expired December 31, 2019. Under the $200 million repurchase program, we repurchased 1.3 million shares for approximately $94 million, or an average cost of $69.35 per share. There was approximately $106 million remaining available under the $200 million repurchase program when it expired. Under the $250 million repurchase program, we are not obligated to repurchase any specific dollar amount or number of shares.  The timing and volume of share repurchases may be executed at the discretion of management on an opportunistic basis, or pursuant to trading plans or other arrangements.  Share repurchases under this program may be made in the open market, in privately negotiated transactions, or otherwise.

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

At December 31, 2020, $200 million remains available under the $250 million repurchase program.

The following table provides information about common stock repurchases by the Company during the quarter then ended December 31, 2020.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1 through
October 31, 2020	—	$—	—	$—

November 1 through
November 30, 2020	—	—	—	—

December 1 through
December 31, 2020	—	—	—	—

(1)On February 6, 2020, the Company’s board of directors authorized the Company to repurchase up to $250,000,000 of common stock from time to time as market conditions warrant and as covenants under existing agreements permit. The program does not require the Company to acquire any specific numbers of shares and may be modified or discontinued at any time. At December 31, 2020, $200,000,000 remains available under this program. The program will expire on December 31, 2021.

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

The graph tracks the performance of a $100 investment in our common stock and in each index from December 31, 2015, through December 31, 2020.  The performance of The Brink’s Company’s common stock assumes that the shareholder reinvested all dividends received during the period.

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends
Fiscal Year ending December 31.

Source: Zacks Investment Research, Inc.

Comparison of Five-Year Cumulative Total Return(a)

	Years Ended December 31,
	2015	2016	2017	2018	2019	2020

The Brink's Company	$100.00	144.72	278.53	230.68	325.89	262.08
S&P MidCap 400 Index	100.00	120.74	140.35	124.80	157.49	179.00
Peer Group	100.00	117.41	144.89	144.99	196.20	224.05
(a)For the line designated as “The Brink’s Company” the graph depicts the cumulative return on $100 invested in The Brink’s Company’s common stock at December 31, 2015.  The cumulative return for each index is measured on an annual basis for the periods from December 31, 2015, through December 31, 2020, with the value of each index set to $100 on December 31, 2015.  Total return assumes reinvestment of dividends. We chose the S&P Midcap 400 Index and our custom peer group as we are included in the S&P Midcap 400 Index and we believe the custom peer group has more similar characteristics to our company for the factors noted above.

ITEM 6. SELECTED FINANCIAL DATA

Five Years in Review

GAAP Basis
(In millions, except for per share amounts)	2020(a)	2019(a)	2018(a)	2017(a)	2016

Revenues	$3,690.9	3,683.2	3,488.9	3,347.0	3,020.6
Operating profit	213.5	236.8	274.7	273.9	184.5

Income (loss) attributable to Brink’s
Continuing operations	$16.8	28.3	(33.3)	16.9	36.2
Discontinued operations	(0.8)	0.7	—	(0.2)	(1.7)
Net income (loss) attributable to Brink’s	$16.0	29.0	(33.3)	16.7	34.5

Financial Position
Property and equipment, net	$838.2	763.3	699.4	640.9	531.0
Total assets	5,135.6	3,763.8	3,236.0	3,059.6	1,994.8
Long-term debt, less current maturities	2,334.2	1,554.8	1,471.6	1,139.6	247.6
Brink’s shareholders’ equity	128.8	191.8	153.7	317.4	337.1

Supplemental Information
Depreciation and amortization	$206.8	185.0	162.3	146.6	131.6
Capital expenditures	118.5	164.8	155.1	174.5	112.2

Earnings (loss) per share attributable to Brink’s common shareholders
Basic:
Continuing operations	$0.33	0.56	(0.65)	0.33	0.72
Discontinued operations	(0.02)	0.01	—	(0.01)	(0.03)
Net income (loss)	0.32	0.58	(0.65)	0.33	0.69

Diluted:
Continuing operations	$0.33	0.55	(0.65)	0.33	0.72
Discontinued operations	(0.02)	0.01	—	(0.01)	(0.03)
Net income (loss)	0.31	0.57	(0.65)	0.32	0.68
Cash dividends	$0.60	0.60	0.60	0.55	0.40

Weighted-average Shares
Basic	50.4	50.2	50.9	50.7	50.0
Diluted	50.8	51.1	50.9	51.8	50.6

Non-GAAP Basis*
(In millions, except for per share amounts)	2020	2019	2018	2017	2016

Non-GAAP revenues	$3,690.9	3,679.7	3,437.5	3,192.9	2,908.4
Non-GAAP operating profit	381.3	391.6	346.9	281.4	215.8

Amounts attributable to Brink’s
Non-GAAP income from continuing operations	$190.8	199.0	179.4	157.2	115.6
Non-GAAP diluted EPS – continuing operations	$3.76	3.89	3.46	3.03	2.28

(a)In 2020, we acquired multiple business operations from G4S for an aggregate purchase price of approximately $710 million. In 2019, we acquired four business operations for an aggregate purchase price of approximately $184 million. In 2018, we acquired two business operations for an aggregate purchase price of approximately $542 million. In 2017, we acquired six business operations in five countries for an aggregate purchase price of approximately $361 million. We also entered into a new $1.5 billion senior secured credit facility and issued $600 million in senior unsecured notes in 2017. The senior secured credit facility was amended in 2019 and increased to $1.8 billion. In 2020, the senior secured credit facility was amended further and increased to $2.39 billion. See Note 7 and Note 15 to the consolidated financial statements for more detailed information on the business acquisitions and debt.

*Reconciliations to GAAP results begin on page 37.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE BRINK’S COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
AS OF DECEMBER 31, 2020 AND 2019
AND FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2020

OPERATIONS

The Brink’s Company offers secure transportation and route-based logistics management services for cash and valuables throughout the world.  These services include:
•Cash-in-transit services – armored vehicle transportation of valuables
•ATM services – replenishing and maintaining customers’ automated teller machines; providing network infrastructure services
•Global services – secure international transportation of valuables
•Cash management services
◦Currency and coin counting and sorting; deposit preparation and reconciliations; other cash management services
◦Safe and safe control device installation and servicing (including our patented CompuSafe® service)
◦Vaulting services
◦Check imaging services
•Payment services – bill payment and collection services on behalf of utility companies and other billers at any of our Brink’s or Brink’s – operated payment locations in Brazil, Colombia, Panama and Mexico, and Brink’s Money™ general purpose reloadable prepaid cards and corporate debit cards in the U.S.
•Commercial security systems services – design and installation of security systems in designated markets in Europe
•Guarding services – protection of airports, offices, and certain other locations in Europe and Brazil with or without electronic surveillance, access control, fire prevention and highly trained patrolling personnel

During the fourth quarter of 2020, we implemented changes to our organizational and management structure primarily related to our acquisition of the majority of the cash operations of G4S that resulted in changes to our operating segments. Previously, our business was managed and reported in three operating segments: North America, South America and Rest of World. We now mange our business in four segments, and segment results are reported by these four segments. The four segments are as follows:
•North America – operations in the U.S. and Canada, including the Brink’s Global Services ("BGS") line of business,
•Latin America – operations in Latin American countries where we have an ownership interest, including the BGS line of business. This segment includes operations in Mexico, which was previously reported in the North America segment,
•Europe – operations in European countries that primarily provide services outside of the BGS line of business. This segment includes the BGS line of business within these country operations, and
•Rest of World – operations in European countries that primarily provide BGS services. This segment includes other lines of business within these country operations. This segment also includes operations in the Middle East, Africa and Asia as well as BGS activity in Latin American countries where we do not have an ownership interest.

Prior period information has been revised to reflect our current segment structure.

We believe that Brink’s has significant competitive advantages including:
•brand name recognition
•reputation for a high level of service and security
•risk management and logistics expertise
•global network and customer base
•proven operational excellence, and
•high-quality insurance coverage and financial strength

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

RESULTS OF OPERATIONS
Analysis of Results

Consolidated Results

GAAP and Non-GAAP Financial Measures We provide an analysis of our operations below on both a generally accepted accounting principles (“GAAP”) and non-GAAP basis.  The purpose of the non-GAAP information is to report our operating profit, income from continuing operations and earnings per share without certain income and expense items that do not reflect the regular earnings of our operations.  The non-GAAP financial measures are intended to provide investors with a supplemental comparison of our operating results and trends for the periods presented. Our management believes these measures are also useful to investors as such measures allow investors to evaluate our performance using the same metrics that our management uses to evaluate past performance and prospects for future performance. We do not consider these items to be reflective of our core operating performance due to the variability of such items from period-to-period in terms of size, nature and significance.  The non-GAAP adjustments used to reconcile our GAAP results are described in detail on pages 30-32 and are reconciled to comparable GAAP measures on pages 37-40.

Definition of Organic Growth Organic growth represents the change in revenues or operating profit between the current and prior period excluding the effect of acquisitions and dispositions and changes in currency exchange rates. See definitions on page 25.

	Years Ended December 31,		% change
(In millions, except for per share amounts)	2020	2019	2020

GAAP
Revenues	$3,690.9	3,683.2	—
Cost of revenues	2,877.3	2,832.1	2
Selling, general and administrative expenses	584.5	604.9	(3)
Operating profit	213.5	236.8	(10)
Income (loss) from continuing operations(a)	16.8	28.3	(41)
Diluted EPS from continuing operations(a)	$0.33	0.55	(40)

Non-GAAP(b)
Non-GAAP revenues	$3,690.9	3,679.7	—
Non-GAAP operating profit	381.3	391.6	(3)
Non-GAAP income from continuing operations(a)	190.8	199.0	(4)
Non-GAAP diluted EPS from continuing operations(a)	$3.76	3.89	(3)
(a)Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.
(b)Non-GAAP results are reconciled to the applicable GAAP results on pages 37–40.

GAAP Basis
Analysis of Consolidated Results: 2020 versus 2019
Consolidated Revenues  Revenues increased $7.7 million primarily due to the favorable impact of acquisitions and dispositions ($520.2 million), partially offset by the unfavorable impact of currency exchange rates ($233.2 million) and organic decreases in North America ($123.8 million), Europe ($102.8 million), Latin America ($31.2 million), and Rest of World ($17.5 million). The unfavorable currency impact was driven by the Brazilian real, Argentine peso, and Mexican peso. Revenues decreased 8% on an organic basis due the impact of the COVID-19 pandemic in the second, third, and fourth quarter of 2020. See above for our definition of “organic.”

Consolidated Costs and Expenses  Cost of revenues increased 2% to $2,877.3 million primarily due to the impact of acquisitions and higher costs related to restructuring actions, primarily in the second quarter of 2020, partially offset by organic decreases in labor and other operational costs, including cost saving actions taken in response to COVID-19, and changes in currency exchange rates. Selling, general and administrative costs decreased 3% to $584.5 million due to organic decreases in labor and other operational costs, including cost saving actions taken in response to COVID-19, changes in currency exchange rates, and lower charges incurred related to an internal loss in the U.S. global services operations, partially offset by the impact of acquisitions.

Consolidated Operating Profit Operating profit decreased $23.3 million due mainly to:
•unfavorable changes in currency exchange rates ($49.9 million) driven by the Argentine peso, Brazilian real, and Mexican peso, partially offset by lower costs related to the impact of highly inflationary accounting in Argentina,
•organic decreases in Europe ($31.5 million), North America ($13.6 million), and Latin America ($5.7 million), and
•higher charges incurred related to an increase in reorganization and restructuring charges ($37.8 million), included in “Other items not allocated to segments”, partially offset by:
•the favorable impact of business acquisitions and dispositions ($64.5 million), excluding intangible amortization and acquisition-related charges,
•an organic increase in Rest of World ($21.2 million),

•lower corporate expenses on an organic basis ($17.2 million), and
•the following items included in "Other items not allocated to segments":
◦lower charges incurred, primarily bad debt expense, related to an internal loss in the U.S. global services operations ($14.0 million),
◦lower costs related to business acquisitions and dispositions ($3.0 million), including the impact of acquisition-related charges and intangible asset amortization in 2020.

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts Income from continuing operations attributable to Brink’s shareholders decreased $11.5 million to $16.8 million primarily due to the operating profit decrease mentioned above, higher interest expense ($5.9 million), and higher income attributable to noncontrolling interests ($1.7 million), partially offset by lower interest and other non-operating expense ($15.0 million) and lower income tax expense ($4.4 million). Diluted earnings per share from continuing operations was $0.33, down from $0.55 in 2019.

Non-GAAP Basis
Analysis of Consolidated Results: 2020 versus 2019
Non-GAAP Consolidated Revenues  Non-GAAP revenues increased $11.2 million primarily due to the favorable impact of acquisitions ($519.7 million), partially offset by the unfavorable impact of currency exchange rates ($233.2 million) and organic decreases in North America ($123.8 million), Europe ($102.8 million), Latin America ($31.2 million), and Rest of World ($17.5 million). The unfavorable currency impact was driven by the Brazilian real, Argentine peso, and Mexican peso. Revenues decreased 7% on an organic basis due the impact of the COVID-19 pandemic in the second, third, and fourth quarter of 2020. See above for our definition of “organic.”

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit decreased $10.3 million due mainly to:
•unfavorable changes in currency exchange rates ($62.4 million) driven by the Argentine peso, Brazilian real, and Mexican peso, and
•organic decreases in Europe ($31.5 million), North America ($13.6 million), and Latin America ($5.7 million), partially offset by:
•the favorable impact of business acquisitions and dispositions ($64.5 million), excluding intangible amortization and acquisition-related charges,
•an organic increase in Rest of World ($21.2 million), and
•lower corporate expenses on an organic basis ($17.2 million)

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders decreased $8.2 million to $190.8 million due to the operating profit decrease mentioned above, higher interest expense ($9.8 million), higher non-controlling interest ($2.4 million), partially offset by lower interest and other non-operating expense ($13.4 million) and lower income tax expense ($0.9 million). Diluted earnings per share from continuing operations was $3.76, down from $3.89 in 2019.

Revenues and Operating Profit by Segment

		Organic	Acquisitions /			% Change
(In millions)	2019	Change	Dispositions(a)	Currency(b)	2020	Total	Organic
Revenues:
North America	$1,370.4	(123.8)	15.9	(1.1)	1,261.4	(8)	(9)
Latin America	1,319.8	(31.2)	23.9	(240.6)	1,071.9	(19)	(2)
Europe	549.6	(102.8)	291.2	15.8	753.8	37	(19)
Rest of World	439.9	(17.5)	188.7	(7.3)	603.8	37	(4)
Segment revenues(e)	3,679.7	(275.3)	519.7	(233.2)	3,690.9	—	(7)

Other items not allocated to segments(d)	3.5	(4.0)	0.5	—	—	(100)	unfav
Revenues - GAAP	$3,683.2	(279.3)	520.2	(233.2)	3,690.9	—	(8)

Operating profit:
North America	$104.1	(13.6)	1.1	0.1	91.7	(12)	(13)
Latin America	296.9	(5.7)	3.3	(60.9)	233.6	(21)	(2)
Europe	42.6	(31.5)	37.7	2.4	51.2	20	(74)
Rest of World	75.7	21.2	22.4	(2.2)	117.1	55	28
Segment operating profit	519.3	(29.6)	64.5	(60.6)	493.6	(5)	(6)
Corporate(c)	(127.7)	17.2	—	(1.8)	(112.3)	(12)	(13)
Operating profit - non-GAAP	391.6	(12.4)	64.5	(62.4)	381.3	(3)	(3)

Other items not allocated to segments(d)	(154.8)	(28.5)	3.0	12.5	(167.8)	8	18
Operating profit (loss) - GAAP	$236.8	(40.9)	67.5	(49.9)	213.5	(10)	(17)

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
(d)See pages 30–32 for more information.
(e)Segment revenues equal our total reported non-GAAP revenues.

Analysis of Segment Results: 2020 versus 2019

North America
Revenues decreased 8% ($109.0 million) primarily due to a 9% organic decrease ($123.8 million) and the unfavorable impact of currency exchange rates ($1.1 million) related to the Canadian dollar, partially offset by the favorable impact of acquisitions ($15.9 million). Organic revenue decreased primarily from lower volumes due to the second, third, and fourth quarter impact of the COVID-19 pandemic throughout the segment. Operating profit decreased 12% ($12.4 million) driven by an organic decrease ($13.6 million), partially offset by the favorable impact of acquisitions ($1.1 million) and currency exchange rates ($0.1 million). The organic decrease was due to the impact of the COVID-19 pandemic, partially offset by labor and other operational cost saving actions, including those taken in response to COVID-19 and government COVID-19 assistance in Canada.

Latin America
Revenues decreased 19% ($247.9 million) primarily due to the unfavorable impact of currency exchange rates ($240.6 million) primarily from the Brazilian real, Argentine peso, and Mexican peso, and an organic decrease of 2% ($31.2 million), partially offset by the favorable impact of acquisitions and dispositions ($23.9 million). The organic decrease was due to lower volumes across the region due to the COVID-19 pandemic, partially offset by organic growth in Argentina driven by inflation-based price increases. Operating profit was down 21% ($63.3 million) driven by unfavorable currency ($60.9 million) and an organic decrease of 2% ($5.7 million), offset by the favorable impact of acquisitions and dispositions ($3.3 million). The organic decrease was driven by Mexico and Chile, primarily due to the impact of the COVID-19 pandemic, partially offset by organic growth in Argentina.

Europe
Revenues increased 37% ($204.2 million) due to the favorable impact of acquisitions and dispositions ($291.2 million) and currency exchange rates ($15.8 million), partially offset by a 19% organic decrease ($102.8 million). The organic decrease was primarily due to lower volumes throughout the region, especially in France, driven by the impact of the COVID-19 pandemic. Operating profit increased 20% ($8.6 million) due to the favorable impact of acquisitions and dispositions ($37.7 million) and currency exchange rates ($2.4 million), partially offset by an organic decrease ($31.5 million). The organic decrease was primarily due to the impact of the COVID-19 pandemic, partially offset by labor and other operational cost saving actions, including those taken in response to COVID-19. Results were also helped by government COVID-19 assistance in several countries in the second, third, and fourth quarters, which offset the impact of revenue declines and delays in executing cost reduction actions.

Rest of World
Revenues increased 37% ($163.9 million) due to the favorable impact of acquisitions and dispositions ($188.7 million), partially offset by a 4% organic decrease ($17.5 million) and the unfavorable impact of currency exchange rates ($7.3 million). The organic decrease was primarily due to lower volumes throughout the region driven by the impact of the COVID-19 pandemic, partially offset by higher global services revenue. Operating profit increased 55% ($41.4 million) due to the favorable impact of acquisitions and dispositions ($22.4 million) and an organic increase ($21.2 million), partially offset by the unfavorable impact of currency exchange rates ($2.2 million). The organic increase was primarily due to global services growth and the impact of labor and other operational cost saving actions, including those taken in response to COVID-19. Results were also helped by government COVID-19 assistance in several countries in the second, third, and fourth quarters, which offset the impact of revenue declines and delays in executing cost reduction actions.

Analysis of Results: 2019 versus 2018

Consolidated Results

	Years Ended December 31,		% change
(In millions, except for per share amounts)	2019	2018	2019

GAAP
Revenues	$3,683.2	3,488.9	6
Cost of revenues	2,832.1	2,703.3	5
Selling, general and administrative expenses	604.9	509.2	19
Operating profit	236.8	274.7	(14)
Income (loss) from continuing operations(a)	28.3	(33.3)	fav
Diluted EPS from continuing operations(a)	$0.55	(0.65)	fav

Non-GAAP(b)
Non-GAAP revenues	$3,679.7	3,437.5	7
Non-GAAP operating profit	391.6	346.9	13
Non-GAAP income from continuing operations(a)	199.0	179.4	11
Non-GAAP diluted EPS from continuing operations(a)	$3.89	3.46	12
(a)Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.
(b)Non-GAAP results are reconciled to the applicable GAAP results on pages 37–40.

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

GAAP Basis
Analysis of Consolidated Results: 2019 versus 2018
Consolidated Revenues  Revenues increased $194.3 million as the favorable impact of acquisitions ($287.9 million) and organic growth in Latin America ($192.9 million), North America ($19.8 million), Rest of World ($6.6 million), and Europe ($2.3 million) were partially offset by the unfavorable impact of currency exchange rates ($267.8 million) and the deconsolidation of Venezuela operations ($51.4 million) in the second quarter of 2018. The unfavorable currency impact was driven by the Argentine peso, Brazilian real and the euro. Revenues increased 5% on an organic basis due mainly to higher average selling prices in Argentina (including the effects of inflation) and organic revenue growth in Mexico due to price increases and volume growth. See above for our definition of “organic.”

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

Consolidated Operating Profit Operating profit decreased $37.9 million due mainly to:
•the following items included in "Other items not allocated to segments":
◦higher costs related to business acquisitions and dispositions ($47.6 million), primarily from the impact of acquisition-related charges and intangible asset amortization in 2019,
◦net charges incurred, primarily bad debt and third party costs, related to an internal loss in the U.S. global services operations ($20.9 million),
◦deconsolidation of Venezuela in the second quarter of 2018 ($12.5 million), and
◦higher costs related to reorganization and restructuring ($8.2 million)
•unfavorable changes in currency exchange rates ($72.6 million) driven by the Argentine peso and Brazilian real, slightly offset by the effect of Venezuela devaluations prior to deconsolidation, and
•higher corporate expenses ($29.1 million on an organic basis), partially offset by:
•organic increases in Latin America ($101.4 million), North America ($16.1 million), Rest of World ($1.6 million), and Europe ($1.4 million), and
•the favorable operating impact of business acquisitions and dispositions ($34.7 million), excluding intangible asset amortization and acquisition-related charges.

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Income from continuing operations attributable to Brink’s shareholders increased $61.6 million to $28.3 million primarily due to the second quarter of 2018 loss on deconsolidation of Venezuela operations ($126.7 million), lower income tax expense ($9.0 million), and lower income attributable to noncontrolling interests ($1.6 million), partially offset by the operating profit decrease mentioned above, higher interest expense ($23.9 million), and higher interest and other nonoperating expense ($13.9 million). Diluted earnings per share from continuing operations was $0.55, up from negative $0.65 in 2018.

Non-GAAP Basis
Analysis of Consolidated Results: 2019 versus 2018
Non-GAAP Consolidated Revenues  Non-GAAP revenues increased $242.2 million as the favorable impact of acquisitions ($288.4 million) and organic growth in Latin America ($192.9 million), North America ($19.8 million), Rest of World ($6.6 million), and Europe ($2.3 million) were partially offset by the unfavorable impact of currency exchange rates ($267.8 million). The unfavorable currency impact was driven by the Argentine peso, Brazilian real and the euro. Non-GAAP revenues increased 6% on an organic basis due mainly to higher average selling prices in Argentina (including the effects of inflation) and organic revenue growth in Mexico from price increases and volume growth. See above for our definition of “organic.”

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit increased $44.7 million due mainly to:
•organic increases in Latin America ($101.4 million), North America ($16.1 million), Rest of World ($1.6 million), and Europe ($1.4 million), and
•the favorable operating impact of business acquisitions and dispositions ($34.7 million), partially offset by:
•unfavorable changes in currency exchange rates ($81.4 million) driven by the Argentine peso and Brazilian real, and
•higher corporate expenses ($29.1 million on an organic basis).

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders increased $19.6 million to $199.0 million due to the operating profit increase mentioned above, lower income tax expense ($3.7 million) and lower income attributable to noncontrolling interests ($2.5 million), partially offset by higher interest expense ($19.2 million) and higher interest and other nonoperating expense ($12.1 million). Diluted earnings per share from continuing operations was $3.89, up from $3.46 in 2018.

Revenues and Operating Profit by Segment: 2019 versus 2018

		Organic	Acquisitions /			% Change
(In millions)	2018	Change	Dispositions(a)	Currency(b)	2019	Total	Organic
Revenues:
North America	$1,101.0	19.8	253.2	(3.6)	1,370.4	24	2
Latin America	1,281.6	192.9	69.7	(224.4)	1,319.8	3	15
Europe	612.6	2.3	(35.1)	(30.2)	549.6	(10)	—
Rest of World	442.3	6.6	0.6	(9.6)	439.9	(1)	1
Segment revenues(e)	3,437.5	221.6	288.4	(267.8)	3,679.7	7	6

Other items not allocated to segments(d)	51.4	(47.4)	(0.5)	—	3.5	(93)	(92)
Revenues - GAAP	$3,488.9	174.2	287.9	(267.8)	3,683.2	6	5

Operating profit:
North America	$70.9	16.1	17.2	(0.1)	104.1	47	23
Latin America	254.9	101.4	16.1	(75.5)	296.9	16	40
Europe	43.0	1.4	0.5	(2.3)	42.6	(1)	3
Rest of World	74.1	1.6	0.9	(0.9)	75.7	2	2
Segment operating profit	442.9	120.5	34.7	(78.8)	519.3	17	27
Corporate(c)	(96.0)	(29.1)	—	(2.6)	(127.7)	33	30
Operating profit - non-GAAP	346.9	91.4	34.7	(81.4)	391.6	13	26

Other items not allocated to segments(d)	(72.2)	(43.8)	(47.6)	8.8	(154.8)	unfav	61
Operating profit (loss) - GAAP	$274.7	47.6	(12.9)	(72.6)	236.8	(14)	17

Amounts may not add due to rounding.
See page 25 for footnotes.
Analysis of Segment Results: 2019 versus 2018

North America

Revenues increased 24% ($269.4 million) primarily due to the favorable impact of acquisitions ($253.2 million), primarily from the Dunbar acquisition, and 2% organic growth ($19.8 million), slightly offset by the unfavorable impact of currency exchange rates ($3.6 million) from the Canadian dollar. Organic revenue growth increased primarily from price increases in the U.S. Operating profit increased $33.2 million primarily due to organic growth in the U.S. and the favorable impact of acquisitions ($17.2 million), primarily from the Dunbar acquisition. Organic profit growth in the U.S. was driven by price increases and productivity improvements related to breakthrough initiatives and Dunbar acquisition synergies.

Latin America

Revenues increased 3% ($38.2 million) due to 15% organic growth ($192.9 million) and the favorable impact of acquisitions ($69.7 million), primarily from the Rodoban acquisition, mostly offset by the unfavorable impact of currency exchange rates ($224.4 million) primarily from the Argentine peso and Brazilian real. The organic growth was driven by inflation-based price increases and volume growth in Argentina and volume growth and price increases in Mexico and Brazil. Operating profit was up $42.0 million due to organic growth ($101.4 million), and the favorable impact of acquisitions and dispositions ($16.1 million), primarily from the Rodoban acquisition, partially offset by unfavorable currency ($75.5 million) driven by the Argentine peso and Brazilian real. The organic profit increase was driven by organic revenue growth in Argentina and growth in Mexico and Brazil. Organic profit growth in Mexico was driven by higher volumes, price increases, and labor related productivity improvements. The growth in Brazil was driven primarily by $12 million in lower social taxes due to recovery of overpayments and a lower rate, along with volume growth and productivity improvements.

Europe

Revenues decreased 10% ($63.0 million) due to the unfavorable impact of acquisitions and dispositions ($35.1 million), primarily related to the disposition of the French airport security services company in the second quarter of 2018, and the unfavorable impact of currency exchange rates ($30.2 million), partially offset by an organic increase ($2.3 million). Operating profit decreased 1% ($0.4 million) due to the unfavorable impact of currency exchange rates ($2.3 million), mostly offset by organic growth ($1.4 million), primarily related to France, and the favorable impact of acquisitions and dispositions ($0.5 million).

Rest of World

Revenues decreased 1% ($2.4 million) due to the unfavorable impact of currency exchange rates ($9.6 million), mostly offset by an organic increase ($6.6 million) and the favorable impact of acquisitions and dispositions ($0.6 million). Operating profit increased 2% ($1.6 million) due to organic growth ($1.6 million) and the favorable impact of acquisitions and dispositions ($0.9 million), partially offset by unfavorable currency ($0.9 million). The organic increase was primarily related to Israel, partially offset by a decrease in Asia Pacific.

Income and Expense Not Allocated to Segments

Corporate Expenses

Corporate expenses include costs to manage the global business and to perform activities required of public companies, as well as currency transaction gains and losses.

	Years Ended December 31,			% change
(In millions)	2020	2019	2018	2020	2019

General, administrative and other expenses	$(116.3)	(123.2)	(99.4)	(6)	24
Foreign currency transaction gains (losses)	(6.5)	(4.8)	(2.2)	35	unfav
Reconciliation of segment policies to GAAP	10.5	0.3	5.6	fav	(95)
Corporate items	$(112.3)	(127.7)	(96.0)	(12)	33

Corporate expenses in 2020 were $15.4 million lower than the prior year primarily due to a reduction in bad debt expense resulting from the reconciliation of segment policies to U.S. GAAP, cost savings initiated as a result of the COVID crisis, including lower IT expenses, and lower stock and other incentive compensation expense. The bad debt expense decrease excludes the impact of the internal loss in our U.S. global services operations presented separately in Other Items Not Allocated to Segments in the table below. Corporate expenses include corporate headquarters costs, regional management costs, currency transaction gains and losses, costs related to global initiatives and adjustments to reconcile segment accounting policies to U.S. GAAP. The reconciliation of segment policies to U.S. GAAP represents adjustments to bad debt expense reported within the segments to bad debt expense required on a consolidated basis under U.S. GAAP.

Other Items Not Allocated to Segments

	Years Ended December 31,			% change
(In millions)	2020	2019	2018	2020	2019
Revenues:
Venezuela operations	$—	—	51.4	—	(100)
Acquisitions and dispositions	—	(0.5)	—	(100)	unfav
Internal loss	—	4.0	—	(100)	fav
Revenues	$—	3.5	51.4	(100)	(93)

Operating profit:
Venezuela operations	$—	—	2.3	—	(100)
Reorganization and Restructuring	(66.6)	(28.8)	(20.6)	unfav	40
Acquisitions and dispositions	(83.1)	(88.5)	(41.4)	(6)	unfav
Argentina highly inflationary impact	(10.7)	(14.5)	(8.0)	(26)	81
Internal loss	(6.9)	(20.9)	—	(67)	unfav
Reporting compliance	(0.5)	(2.1)	(4.5)	(76)	(53)
Operating profit	$(167.8)	(154.8)	(72.2)	8	unfav

2020 versus 2019
The impact of other items not allocated to segments on operating profit was a larger loss ($167.8 million in 2020 versus $154.8 million in the prior year). The change was primarily due to higher charges from reorganization and restructuring activities in the current year, partially offset by a reduction in net charges in 2020 related to the internal loss in the U.S. global services operations, lower net costs related to acquisitions and dispositions activities and a decline in costs related to the impact of highly inflationary accounting in Argentina.

Venezuela operations Prior to the deconsolidation of our Venezuelan subsidiaries effective June 30, 2018, we excluded from our segment results all of our Venezuela operating results due to the Venezuelan government's restrictions that prevented us from repatriating funds. In light of these unique circumstances, our operations in Venezuela have been largely independent of the rest of our global operations. As a result, the Chief Executive Officer, the Company's Chief Operating Decision maker ("CODM"), assessed segment performance and made resource decisions by segment excluding Venezuela operating results. Additionally, management believed excluding Venezuela from segment results made it possible to more effectively evaluate the company’s performance between periods. Prior to the deconsolidation, Venezuela operating results included remeasurement gains and losses on monetary assets and liabilities related to currency devaluations. We recognized remeasurement gains of $2.2 million in 2018.
Factors considered by management in excluding Venezuela results included:
•Continued inability to repatriate cash to redeploy to other operations or dividend to shareholders
•Highly inflationary environment
•Fixed exchange rate policy
•Continued currency devaluations and
•Difficulty raising prices and controlling costs

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

Other Restructurings
Management periodically implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized net costs of $7.6 million in 2018 and $28.8 million in 2019, primarily severance costs and charges related to the modification of share-based compensations awards in 2019. We recognized $66.6 million net costs in operating profit and $0.6 million costs in interest and other nonoperating income (expense) in 2020, primarily severance costs. When completed, the current restructuring actions will reduce our workforce by 1,000 to 1,200 positions and result in in annualized cost savings of $22 million to $27 million. For the current restructuring actions, we expect to incur additional costs between $4 million and $6 million in future periods.

Due to the unique circumstances around these charges, they have not been allocated to segment results and are excluded from non-GAAP results. Charges related to the employees, assets, leases and contracts impacted by these restructuring actions were excluded from the segments and corporate expenses as shown in the table below.

	Years Ended December 31,			% change
(In millions)	2020	2019	2018	2020	2019
Reportable Segments:
North America	$(13.7)	(3.1)	(0.7)	unfav	unfav
Latin America	(20.4)	(9.5)	(3.9)	unfav	unfav
Europe	(23.6)	(5.1)	(14.4)	unfav	(65)
Rest of World	(7.1)	(1.9)	(0.5)	unfav	unfav
Total reportable segments	(64.8)	(19.6)	(19.5)	unfav	1
Corporate items	(1.8)	(9.2)	(1.1)	(80)	unfav
Total	$(66.6)	(28.8)	(20.6)	unfav	40

Acquisitions and dispositions  Part of our strategy is the pursuit of accretive business acquisitions. In 2020, we acquired multiple business operations from G4S at different times during the year. In 2019, we completed four business acquisitions in the U.S., Brazil and Colombia. In 2018, we completed one business acquisition in the U.S. and acquired a controlling interest in a business in Cambodia. We also completed the acquisition of the noncontrolling interest in our Colombian subsidiary. Certain acquisition and disposition items that are not considered part of the ongoing activities of the business and are special in nature are consistently excluded from non-GAAP results. These items are described below:

2020 Acquisitions and Dispositions Items
•Amortization expense for acquisition-related intangible assets was $35.1 million in 2020.
•We incurred $23.5 million in integration costs related primarily to Dunbar and G4S in 2020.
•Transaction costs related to business acquisitions were $19.3 million in 2020.
•Restructuring costs related to acquisitions were $4.7 million in 2020.

2019 Acquisitions and Dispositions Items
•We incurred $43.1 million in integration costs related to Dunbar, Rodoban, TVS and COMEF in 2019.
•Amortization expense for acquisition-related intangible assets was $27.8 million in 2019.
•Transaction costs related to business acquisitions were $7.9 million in 2019.
•Restructuring costs related to acquisitions, primarily Rodoban and Dunbar, were $5.6 million in 2019.
•In 2019, we recognized $2.2 million in net charges, primarily asset impairment and severance costs, related to the exit from our top-up prepaid mobile phone business in Brazil.
•Compensation expense related to the retention of key Dunbar employees was $1.5 million in 2019.

2018 Acquisitions and Dispositions Items
•Amortization expense for acquisition-related intangible assets was $17.7 million in 2018.
•Integration costs in 2018 related to acquisitions in France and the U.S. were $8.1 million.
•2018 transaction costs related to business acquisitions were $6.7 million.
•We incurred 2018 severance charges related to our acquisitions in Argentina, France, U.S. and Brazil of $5.0 million.
•Compensation expense related to the retention of key Dunbar employees was $4.1 million in 2018.
•We recognized a net gain in 2018 ($2.6 million, net of statutory employee benefit) on the sale of real estate in Mexico.

Argentina highly inflationary impact Beginning in the third quarter of 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, Argentine peso-denominated monetary assets and liabilities are now remeasured at each balance sheet date to the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In addition, nonmonetary assets retain a higher historical basis when the currency is devalued. The higher historical basis results in incremental expense being recognized when the nonmonetary assets are consumed. In the second half of 2018, we recognized $8.0 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $6.2 million. In 2019, we recognized $14.5 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $11.3 million. In 2020, we recognized $10.7 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $7.7 million. These amounts are excluded from segment and non-GAAP results.

Internal loss A former non-management employee in our U.S. global services operations embezzled funds from Brink's in prior years. Except for a small deductible amount, the amount of the internal loss related to the embezzlement was covered by our insurance. In an effort to cover up the embezzlement, the former employee intentionally misstated the underlying accounts receivable subledger data. In 2019, we incurred $4.5 million in costs (primarily third party expenses) to reconstruct the accounts receivables subledger. In 2020, we incurred an additional $0.3 million in costs related to this activity.

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

The estimate of the allowance for doubtful accounts was adjusted in the fourth quarter of 2019 for an additional $6.4 million and again in 2020 for an additional $6.6 million. This estimate will be adjusted in future periods, if needed, as assumptions related to the collectability of these accounts receivable change.  As of December 31, 2020, we had recorded an allowance of $13.1 million on $14.2 million of accounts receivable, or 92%. We have defined accounts receivable impacted by the embezzlement as accounts receivable recorded as of and prior to the third quarter of 2019. Due to the unusual nature of this internal loss and the related errors in the subledger data, along with the fact that management has excluded these amounts when evaluating internal performance, we have excluded these net charges from segment and non-GAAP results.

Reporting compliance Certain compliance costs (primarily third party expenses) are excluded from segment and non-GAAP results. These costs relate to the implementation and January 1, 2019 adoption of the new lease accounting standard ($0.5 million in 2020, $1.8 million in 2019 and $2.7 million in 2018). We also incurred $0.3 million in 2019 and $1.8 million in 2018 in costs related to mitigation of material weaknesses. We did not incur any such costs in 2020.

Other Operating Income and Expense

Amounts below represent consolidated other operating income and expense.

	Years Ended December 31,			% change
(In millions)	2020	2019	2018	2020	2019

Foreign currency items:
Transaction losses	$(11.2)	(22.9)	(13.9)	(51)	65
Derivative instrument gains (losses)	(3.0)	6.9	7.7	unfav	(10)
Gains on sale of property and other assets	0.9	5.8	4.0	(84)	45
Impairment losses	(11.6)	(7.7)	(6.5)	51	18
Share in earnings of equity method affiliates	0.8	0.9	1.9	(11)	(53)
Royalty income	4.8	5.1	4.5	(6)	13
Other	3.7	2.5	0.6	48	fav
Other operating income (expense)	$(15.6)	(9.4)	(1.7)	66	unfav

2020 versus 2019
We reported other operating expense of $15.6 million in 2020 versus other operating expense of $9.4 million in the prior year. The change was primarily due to lower gains on the sales of property and other assets and higher impairment losses in 2020 partially offset by lower net losses on foreign currency items in 2020 as compared to 2019. The foreign currency items above do not include business acquisition-related currency items which are reported in Interest and Other Nonoperating Income (Expense).

Nonoperating Income and Expense

Interest Expense

	Years Ended December 31,			% change
(In millions)	2020	2019	2018	2020	2019

Interest expense	$96.5	90.6	66.7	7	36

Interest expense was higher in 2020 primarily due to higher borrowing levels due to business acquisitions. See Note 15 for further information.

Loss on deconsolidation of Venezuela operations

	Years Ended December 31,			% change
(In millions)	2020	2019	2018	2020	2019

Loss on deconsolidation of Venezuela operations	$—	—	126.7	—	(100)

See Note 1 to the consolidated financial statements for more information about the loss on deconsolidation of our Venezuelan operations.

Interest and Other Nonoperating Income (Expense)

	Years Ended December 31,			% change
(In millions)	2020	2019	2018	2020	2019

Interest income	$5.6	5.6	6.9	—	(19)
Gain (loss) on equity securities(a)	10.6	(2.9)	3.2	fav	unfav
Foreign currency transaction losses(b)	(3.6)	—	(15.5)	—	(100)
Derivative instrument losses(c)	(7.0)	—	—	—	—
Retirement benefit cost other than service cost	(37.9)	(52.7)	(39.7)	(28)	33
Interest on Colombia tax claim(d)	—	(1.1)	—	fav	unfav
Non-income taxes on intercompany billings(e)	(4.6)	(4.2)	(2.6)	10	62
Venezuela operations(f)	—	(0.9)	(0.6)	fav	50
Gain on lease termination(g)	—	5.2	—	fav	fav
Gain on a disposition of a subsidiary(h)	4.1	—	11.2	fav	(100)
Other	(4.9)	(1.7)	(1.7)	188	—
Interest and other nonoperating income (expense)	$(37.7)	(52.7)	(38.8)	(28)	36

(a)The gain in 2020 is primarily related to the market value increase of our investment in MoneyGram International, Inc.
(b)Amounts in 2020 represent currency transaction losses on contingent consideration payable related to G4S business acquisitions. Prior to the July 1, 2018 highly inflationary designation for accounting purposes, currency transaction losses incurred by Brink's Argentina related to its U.S. dollar-denominated payables to the sellers of Maco Transporatadora and Maco Litoral.
(c)Represents loss on foreign currency forward contracts related to acquisition of business operations from G4S.
(d)Related to an unfavorable court ruling in 2019 on a non-income tax claim in Colombia. The court ruled that Brink's must pay interest accruing from 2009 to the current date. The principal amount of the claim was less than $1 million and was recognized in selling, general and administrative expenses in 2019.
(e)Certain of our Latin American subsidiaries incur non-income taxes related to the billing of intercompany charges. These intercompany charges do not impact Latin America segment results and are eliminated in our consolidation.
(f)Charges incurred for providing financial support to Brink's Venezuelan subsidiaries after the June 30, 2018 deconsolidation. We do not expect any future funding of the Venezuela business, as long as current U.S. sanctions remain in effect.
(g)Gain on termination of a mining lease obligation related to former coal operations. We have no remaining mining leases.
(h)Gains on the sale of our former French airport security services subsidiary in the second quarter of 2018 (adjusted downward by $0.4 million in the fourth quarter of 2020) and on our former French security services subsidiary in the first quarter of 2020 (adjusted downward by $0.2 million in the fourth quarter of 2020).

Interest and other nonoperating income (expense) was higher in 2020 compared to 2019 primarily due to higher retirement benefit costs in 2019, mainly due to settlement charges in the U.S. frozen pension plan.

Income Taxes

Summary Rate Reconciliation – GAAP

(In percentages)	2020	2019	2018

U.S. federal tax rate	21.0%	21.0%	21.0%
Increases (reductions) in taxes due to:
Venezuela deconsolidation and devaluations	—	—	62.4
Foreign rate differential	12.9	17.3	39.3
Taxes on cross border income, net of credits	11.0	9.3	22.6
Tax on accelerated U.S. income(a)	—	(7.9)	—
Adjustments to valuation allowances	6.6	16.0	13.1
Foreign income taxes	10.6	13.7	18.9
Tax reform	—	—	(4.9)
French business tax	3.7	3.0	8.0
State income taxes, net	(1.6)	(2.2)	(1.3)
Share-based compensation	(3.1)	(4.8)	(14.4)
Acquisition costs	6.0	—	—
Other	4.3	(0.2)	—
Income tax rate on continuing operations	71.4%	65.2%	164.7%

(a)In 2019, we recognized a benefit of $7.3 million related to a previously recognized $23.5 million current tax expense that accelerated U.S. taxable income in 2015.

Summary Rate Reconciliation – Non-GAAP(a)

(In percentages)	2020	2019	2018

U.S. federal tax rate	21.0%	21.0%	21.0%
Increases (reductions) in taxes due to:
Foreign rate differential	5.2	7.4	7.6
Adjustments to valuation allowances	(0.2)	4.0	2.0
French business tax	1.0	1.0	1.2
Other	4.8	(2.0)	2.4
Income tax rate on Non-GAAP continuing operations	31.8%	31.4%	34.2%

(a)See pages 37–40 for a reconciliation of non-GAAP results to GAAP.

Overview

Our effective tax rate has varied in the past three years from the statutory U.S. federal rate due to various factors, including
•changes in judgment about the need for valuation allowances
•changes in the geographical mix of earnings
•changes in laws in the U.S., France, Mexico, and Argentina
•U.S. tax on accelerated taxable income
•timing of benefit recognition for uncertain tax positions
•state income taxes
•tax benefit for distributions of share-based payments

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

Continuing Operations
2020 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in 2020 was greater than the 21% U.S. statutory tax rate primarily due to the geographical mix of earnings, book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on cross border payments and the characterization of a French business tax as an income tax, partially offset by the significant tax benefits related to the distribution of share-based payments.

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

Noncontrolling Interests

	Years Ended December 31,			% change
(In millions)	2020	2019	2018	2020	2019

Net income attributable to noncontrolling interests	$5.9	4.2	5.8	40	(28)

Compared to 2019, the increase in net income attributable to noncontrolling interests to $5.9 million in 2020 is primarily due to the G4S acquisitions that closed in the second and third quarters of 2020. Compared to 2018, the decrease in net income attributable to noncontrolling interests to $4.2 million in 2019 was primarily due to the deconsolidation of our Venezuelan subsidiaries effective June 30, 2018, and the acquisition of the Colombian noncontrolling interests in the fourth quarter of 2018

See Note 1 to the consolidated financial statements for more information about the deconsolidation of our Venezuelan subsidiaries.

Non-GAAP Results Reconciled to GAAP

Non-GAAP results described in this filing are financial measures that are not required by or presented in accordance with GAAP. The purpose of the Non-GAAP results is to report financial information from the primary operations of our business by excluding the effects of certain income and expenses that do not reflect the ordinary earnings of our operations. The specific items excluded have not been allocated to segments, are described in detail on pages 30–32, and are reconciled to comparable GAAP measures below. The full-year Non-GAAP tax rate in each year excludes certain pretax and income tax amounts. Amounts reported for prior periods have been updated in this report to present information consistently for all periods presented.

The Non-GAAP financial measures are intended to provide investors with a supplemental comparison of our operating results and trends for the periods presented. Our management believes these measures are also useful to investors as such measures allow investors to evaluate our performance using the same metrics that our management uses to evaluate past performance and prospects for future performance. We do not consider these items to be reflective of our operating performance as they result from events and circumstances that are not a part of our core business. Additionally, non-GAAP results are utilized as performance measures in certain management incentive compensation plans.

Non-GAAP results should not be considered as an alternative to revenue, income or earnings per share amounts determined in accordance with GAAP and should be read in conjunction with their GAAP counterparts.

	2020			2019			2018
	Pre-tax income	Income tax	Effective tax rate	Pre-tax income	Income tax	Effective tax rate	Pre-tax income	Income tax	Effective tax rate
Effective Income Tax Rate(a)
GAAP	$79.3	56.6	71.4%	$93.5	61.0	65.2%	$42.5	70.0	164.7%
Retirement plans(c)	33.8	7.9		47.3	11.1		33.2	7.9
Venezuela operations(b)(k)	—	—		0.9	—		1.2	(3.9)
Reorganization and Restructuring(b)	67.1	15.8		28.8	7.1		20.6	6.7
Acquisitions and dispositions(b)	91.5	11.6		93.6	5.1		47.0	13.8
Tax reform(d)	—	—		—	—		—	2.1
Tax on accelerated income(e)	—	—		—	7.3		—	—
Argentina highly inflationary impact(b)	10.6	(1.3)		14.5	(1.4)		7.3	—
Internal loss(b)	6.9	1.6		20.9	4.0		—	—
Reporting compliance(b)	0.5	—		2.1	0.1		4.5	0.1
Gain on lease termination(f)	—	—		(5.2)	(1.2)		—	—
Loss on deconsolidation of Venezuela operations(g)	—	—		—	—		126.7	0.1
Non-GAAP	$289.7	92.2	31.8%	$296.4	93.1	31.4%	$283.0	96.8	34.2%

Amounts may not add due to rounding.
(a)From continuing operations.
(b)See “Other Items Not Allocated To Segments” on pages 30–32 for details.  We do not consider these items to be reflective of our operating performance as they result from events and circumstances that are not a part of our core business.
(c)Our U.S. retirement plans are frozen and costs related to these plans are excluded from non-GAAP results. Certain non-U.S. operations also have retirement plans. Settlement charges related to these non-U.S. plans are also excluded from non-GAAP results.
(d)Represents the estimated impact of tax legislation enacted into law in the fourth quarter of 2017.  This primarily relates to the U.S. tax reform expense from the remeasurement of our net deferred tax assets. The 2018 amount represents a benefit associated with reversing a portion of the 2017 estimated impact as a result of guidance issued by U.S. authorities.
(e)The non-GAAP tax rate excludes the 2019 foreign tax benefits that resulted from the transaction that accelerated U.S. tax in 2015.
(f)Gain on termination of a mining lease obligation related to former coal operations. We have no remaining mining leases.
(g)Effective June 30, 2018, we deconsolidated our investment in Venezuelan subsidiaries and recognized a pretax charge of $126.7 million.
(h)Because we reported a loss from continuing operations on a GAAP basis in 2018, GAAP EPS was calculated using basic shares. However, as we reported income from continuing operations on a non-GAAP basis in 2018, non-GAAP EPS was calculated using diluted shares.
(i)Amounts in 2020 and 2019 primarily relate to interest incurred on a cross currency swap hedging foreign currency risk on the intercompany financing of the Rodoban acquisition. The 2018 amount represents interest accretion on the installment payments to the sellers of our Maco Transportadora and Maco Litoral acquisitions.
(j)In addition to the items discussed in “Other Items Not Allocated To Segments” on pages 30–32, includes a $4.5 million gain on the sale of a French security services business in 2020, a cumulative $10.8 million pretax gain on the sale of our French airport security business in 2018, acquisition-related pretax currency transaction losses of $3.6 million in 2020 and $15.5 million in 2018, and acquisition-related pretax losses on foreign currency forward contracts of $7.0 million in 2020.
(k)Post-deconsolidation funding of ongoing costs related to our Venezuelan operations was $0.9 million in 2019 ($0.6 million in the second half of 2018) and was expensed as incurred and reported in interest and other nonoperating income (expense). We do not expect any future funding of the Venezuela business, as long as current U.S. sanctions remain in effect.

Non-GAAP reconciled to GAAP

	Years Ended December 31,
(In millions)	2020	2019	2018

Revenues:
GAAP	$3,690.9	3,683.2	3,488.9
Venezuela operations(b)	—	—	(51.4)
Acquisitions and dispositions(b)	—	0.5	—
Internal loss(b)	—	(4.0)	—
Non-GAAP	$3,690.9	3,679.7	3,437.5

Operating profit:
GAAP	$213.5	236.8	274.7
Venezuela operations(b)	—	—	(2.3)
Reorganization and Restructuring(b)	66.6	28.8	20.6
Acquisitions and dispositions(b)	83.1	88.5	41.4
Argentina highly inflationary impact(b)	10.7	14.5	8.0
Internal loss(b)	6.9	20.9	—
Reporting compliance(b)	0.5	2.1	4.5
Non-GAAP	$381.3	391.6	346.9

Interest expense:
GAAP	$(96.5)	(90.6)	(66.7)
Venezuela operations(b)	—	—	0.1
Acquisitions and dispositions(b)(i)	1.9	5.8	1.2
Argentina highly inflationary impact(b)	—	—	(0.2)
Non-GAAP	$(94.6)	(84.8)	(65.6)

Loss on deconsolidation of Venezuela operations:
GAAP	$—	—	(126.7)
Loss on deconsolidation of Venezuela operations(g)	—	—	126.7
Non-GAAP	$—	—	—

Interest and other nonoperating income (expense):
GAAP	$(37.7)	(52.7)	(38.8)
Retirement plans(c)	33.8	47.3	33.2
Venezuela operations(b)(k)	—	0.9	3.4
Reorganization and Restructuring(b)	0.5	—	—
Acquisitions and dispositions(b)(j)	6.5	(0.7)	4.4
Argentina highly inflationary impact(b)	(0.1)	—	(0.5)
Gain on lease termination(f)	—	(5.2)	—
Non-GAAP	$3.0	(10.4)	1.7

Non-GAAP margin	10.3%	10.6%	10.1%
Amounts may not add due to rounding.

See page 37 for footnote explanations.

Non-GAAP reconciled to GAAP

	Years Ended December 31,
(In millions)	2020	2019	2018

Provision for income taxes:
GAAP	$56.6	61.0	70.0
Retirement plans(c)	7.9	11.1	7.9
Venezuela operations(b)	—	—	(3.9)
Reorganization and Restructuring(b)	15.8	7.1	6.7
Acquisitions and dispositions(b)(i)(j)	11.6	5.1	13.8
Tax reform(d)	—	—	2.1
Tax on accelerated income(e)	—	7.3	—
Argentina highly inflationary impact(b)	(1.3)	(1.4)	—
Internal loss(b)	1.6	4.0	—
Reporting compliance(b)	—	0.1	0.1
Gain on lease termination(f)	—	(1.2)	—
Loss on deconsolidation of Venezuela operations(g)	—	—	0.1
Non-GAAP	$92.2	93.1	96.8

Net income (loss) attributable to noncontrolling interests:
GAAP	$5.9	4.2	5.8
Venezuela operations(b)	—	—	1.0
Reorganization and Restructuring(b)	0.3	—	—
Acquisitions and dispositions(b)	0.5	0.1	—
Non-GAAP	$6.7	4.3	6.8

Income (loss) from continuing operations attributable to Brink's:
GAAP	$16.8	28.3	(33.3)
Retirement plans(c)	25.9	36.2	25.3
Venezuela operations(b)(k)	—	0.9	4.1
Reorganization and Restructuring(b)	51.0	21.7	13.9
Acquisitions and dispositions(b)	79.4	88.4	33.2
Tax reform(d)	—	—	(2.1)
Tax on accelerated income(e)	—	(7.3)	—
Argentina highly inflationary impact(b)	11.9	15.9	7.3
Internal loss(b)	5.3	16.9	—
Reporting compliance(b)	0.5	2.0	4.4
Gain on lease termination(f)	—	(4.0)	—
Loss on deconsolidation of Venezuela operations(g)	—	—	126.6
Non-GAAP	$190.8	199.0	179.4

Amounts may not add due to rounding.

See page 37 for footnote explanations.

Non-GAAP reconciled to GAAP

	Years Ended December 31,
(In millions, except for per share amounts)	2020	2019	2018

Diluted EPS
GAAP	$0.33	0.55	(0.65)
Retirement plans(c)	0.51	0.71	0.49
Venezuela operations(b)(k)	—	0.02	0.08
Reorganization and Restructuring(b)	1.00	0.43	0.27
Acquisitions and dispositions(b)	1.56	1.73	0.64
Tax reform(d)	—	—	(0.04)
Tax on accelerated income(e)	—	(0.14)	—
Argentina highly inflationary impact(b)	0.23	0.31	0.14
Internal loss(b)	0.10	0.33	—
Reporting compliance(b)	0.01	0.04	0.09
Gain on lease termination(f)	—	(0.08)	—
Loss on deconsolidation of Venezuela operations(g)	—	—	2.44
Share adjustment(h)	—	—	0.01
Non-GAAP	$3.76	3.89	3.46

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

Our international operations conduct a majority of their business in local currencies. Because our financial results are reported in U.S. dollars, they are affected by changes in the value of various local currencies in relation to the U.S. dollar. Recent strengthening of the U.S. dollar relative to certain currencies has reduced our reported dollar revenues and operating profit, which may continue in 2021. See Application of Critical Accounting Policies—Foreign Currency Translation on pages 60–61 for a description of our accounting methods and assumptions used to include our Argentina operations in our consolidated financial statements, and a description of the accounting for subsidiaries operating in highly inflationary economies.

At December 31, 2020, Argentina's economy remains highly inflationary for accounting purposes. At December 31, 2020, we had net monetary assets denominated in Argentine pesos of $31.3 million (including cash of $24.4 million) and nonmonetary net assets of $146.2 million (including $99.8 million of goodwill). At December 31, 2020, we had minimal equity securities denominated in Argentine pesos.

During September 2019, the Argentine government announced currency controls on both companies and individuals. Under the exchange procedures implemented by the central bank, approval is required for many transactions, including dividend repatriation abroad.

During the third quarter of 2020 and during the fourth quarter of 2019, we elected to use other market mechanisms to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms generally settle at rates that are less favorable than the rates at which we remeasure the financial statements of Brink’s Argentina. As a result, we recognized $10.4 million in 2020 and $4.7 million in 2019 of such conversion losses when we converted Argentine pesos into U.S. dollars at rates that were approximately 100% and 25% less favorable than the rates at which we remeasured the financial statements of Brink’s Argentina. These conversion losses are classified in the consolidated statements of operations as other operating income (expense).

Although the Argentine government has implemented currency controls, Brink’s management continues to provide guidance and strategic oversight, including budgeting and forecasting for Brink’s Argentina. We continue to control our Argentina business for purposes of consolidation of our financial statements and continue to monitor the situation in Argentina.

Changes in exchange rates may also affect transactions which are denominated in currencies other than the functional currency of a given foreign entity. From time to time, we use short term foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies, as discussed in Item 7A on page 62. At December 31, 2020, the notional value of our short term outstanding foreign currency forward and swap contracts was $427 million with average contract maturities of approximately one month. These short term foreign currency forward and swap contracts primarily offset exposures in the euro, the British pound and the Mexican peso. Additionally, these short term contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings.  At December 31, 2020, the fair value of our short term foreign currency contracts was a net asset of approximately $2.4 million, of which $3.5 million was included in prepaid expenses and other and $1.1 million was included in accrued liabilities on the consolidated balance sheet. At December 31, 2019, the fair value of these foreign currency contracts was a net asset of approximately $0.6 million, of which $0.8 million was included in prepaid expenses and other and $0.2 million was included in accrued liabilities on the consolidated balance sheet.

Amounts under these contracts were recognized in other operating income (expense) and in interest and other nonoperating income and expense as follows:

	Twelve Months Ended December 31,
(In millions)	2020	2019	2018

Derivative instrument gains (losses) included in other operating income (expense)	$(3.0)	6.9	7.7

Derivative instrument losses included in other nonoperating income (expense)(a)	(7.0)	—	—

(a)Represents losses on foreign currency forward contracts related to 2020 acquisition of business operations from G4S.

We also have a long term cross currency swap to hedge exposure in Brazilian real, which is designated as a cash flow hedge for accounting purposes. At December 31, 2020, the notional value of this long term contract was $97 million with a weighted-average maturity of 1.9 years. At December 31, 2020, the fair value of the long term cross currency swap contract was a $23.6 million net asset, of which a $3.2 million asset is included in prepaid and other assets and $20.4 million is included in other assets on the consolidated balance sheet. At

December 31, 2019, the fair value of the long term cross currency swap contract was a $2.1 million net asset, of which a $4.9 million asset is included in other assets and a $2.8 million liability is included in accrued liabilities on the consolidated balance sheet.

Amounts under this contract were recognized in other operating income (expense) to offset transaction gains or losses and in interest expense as follows:

	Twelve Months Ended December 31,
(In millions)	2020	2019

Derivative instrument gains included in other operating income (expense)	$22.1	5.8

Offsetting transaction losses	(22.1)	(5.8)

Derivative instrument losses included in interest expense	(1.9)	(5.1)

Net derivative instrument gains	20.2	0.7

See Note 1 to the consolidated financial statements for a description of the deconsolidation of our Venezuelan subsidiaries effective June 30, 2018, under the heading, "Venezuela". See Note 1 to the consolidated financial statements for a description of how we account for currency remeasurement for our Argentine subsidiaries, beginning July 1, 2018 under the heading, "Argentina".

LIQUIDITY AND CAPITAL RESOURCES
Overview

The discussion of liquidity and capital resources comparing 2019 versus 2018 can be found in Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations of our 2019 Annual Report on Form 10-K, starting on page 38.

Over the last three years, we used cash generated from our operations and borrowings to
•acquire new business operations ($1.2 billion),
•invest in the infrastructure of our business (new facilities, cash sorting and other equipment for our cash management services operations, armored trucks, CompuSafe® units, and information technology) ($438 million),
•repurchase shares of Brink's common stock ($144 million), and
•pay dividends to Brink’s shareholders ($90 million).

Cash flows from operating activities decreased by $50.9 million in 2020 as compared to the prior year primarily due to the decrease in operating profit, higher amounts paid for taxes (we had $76.8 million in cash payments for income taxes in 2020 as compared to $23.9 million in 2019), and $111.1 million in payments made to G4S for intercompany receivables from the acquired subsidiaries, offset by increases in restricted cash held for customers. Cash used for investing activities increased by $232.4 million in 2020 due to higher amounts paid for business acquisitions. Cash also increased $37.9 million in 2020 as a result of the weakening of the U.S. dollar in 2020, primarily against the euro. We financed our liquidity needs in 2020 with debt and cash flows from operations.

Operating Activities

	Years Ended December 31,			$ change
(In millions)	2020	2019	2018	2020	2019

Cash flows from operating activities
Operating activities - GAAP	$317.7	368.6	364.1	$(50.9)	4.5
Venezuela operations	—	—	(0.4)	—	0.4
(Increase) decrease in restricted cash held for customers	(116.3)	(23.7)	(44.4)	(92.6)	20.7
(Increase) decrease in certain customer obligations(a)	6.5	(11.4)	1.7	17.9	(13.1)
G4S intercompany payments	111.1	—	—	111.1	—
Operating activities - non-GAAP	$319.0	333.5	321.0	$(14.5)	12.5

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

Non-GAAP cash flows from operating activities is a supplemental financial measure that is not required by, or presented in accordance with, GAAP. The purpose of this non-GAAP measure is to report financial information excluding cash flows from Venezuela operations, restricted cash held for customers, the impact of cash received and processed in certain of our secure cash management services operations and the impact of payments made to G4S for net intercompany receivables from the acquired subsidiaries. We believe this measure is helpful in assessing cash flows from operations, enables period-to-period comparability and is useful in predicting future operating cash flows. This non-GAAP measure should not be considered as an alternative to cash flows from operating activities determined in accordance with GAAP and should be read in conjunction with our consolidated statements of cash flows.

2020 versus 2019

GAAP
Operating cash flows decreased by $50.9 million in 2020 compared to 2019. The decrease was primarily due to the decrease in operating profit, higher amounts paid for taxes (we had $76.8 million in cash payments for income taxes in 2020 as compared to $23.9 million in 2019), $111.1 million in payments made to G4S for intercompany receivables from the acquired subsidiaries, and changes in customer obligations related to certain of our secure cash management services operations (certain customer obligations decreased by $6.5 million in 2020 compared to an increase of $11.4 million in 2019), partially offset by a $92.6 million increase in restricted cash held for customers and other changes in working capital.

Non-GAAP
Non-GAAP cash flows from operating activities decreased by $14.5 million in 2020 as compared to 2019. The decrease was primarily due to the decrease in operating profit, higher amounts paid for taxes (we had $76.8 million in cash payments for income taxes in 2020 as compared to $23.9 million in 2019), partially offset by other changes in working capital.

Investing Activities

	Years Ended December 31,			$ change
(In millions)	2020	2019	2018	2020	2019

Cash flows from investing activities
Capital expenditures	$(118.5)	(164.8)	(155.1)	$46.3	(9.7)
Acquisitions, net of cash acquired	(439.7)	(183.9)	(520.9)	(255.8)	337.0
Dispositions, net of cash disposed	(2.6)	11.2	8.4	(13.8)	2.8
Marketable securities:
Purchases	(2.9)	(11.8)	(62.4)	8.9	50.6
Sales	2.0	1.3	54.2	0.7	(52.9)
Proceeds from sale of property, equipment and investments	5.3	10.3	4.0	(5.0)	6.3
Redemption of cash-surrender value of life insurance policies	—	7.8	—	(7.8)	7.8
Other	(9.0)	(3.1)	(0.9)	(5.9)	(2.2)
Investing activities	$(565.4)	(333.0)	(672.7)	$(232.4)	339.7

Cash used by investing activities increased by $232.4 million in 2020 as compared to 2019. The increase was primarily due to the G4S acquisition in 2020 offset by decreased capital expenditures in 2020.

Capital expenditures and depreciation and amortization were as follows:

	Years Ended December 31,			$ change
(In millions)	2020	2019	2018	2020	2019

Property and Equipment Acquired during the year
Capital expenditures(a):
North America	$27.4	40.7	34.6	$(13.3)	6.1
Latin America	35.1	80.3	67.8	(45.2)	12.5
Europe	33.4	16.2	22.2	17.2	(6.0)
Rest of World	16.6	17.3	15.7	(0.7)	1.6
Corporate items	6.0	10.3	14.8	(4.3)	(4.5)
Capital expenditures - GAAP and non-GAAP	118.5	164.8	155.1	(46.3)	9.7

Financing leases(b):
North America	$24.1	51.8	42.3	$(27.7)	9.5
Latin America	3.9	3.7	9.6	0.2	(5.9)
Europe	3.3	4.2	—	(0.9)	4.2
Rest of World	0.1	—	—	0.1	—
Financing leases - GAAP and non-GAAP	$31.4	59.7	51.9	$(28.3)	7.8

Total:
North America	$51.5	92.5	76.9	$(41.0)	15.6
Latin America	39.0	84.0	77.4	(45.0)	6.6
Europe	36.7	20.4	22.2	16.3	(1.8)
Rest of World	16.7	17.3	15.7	(0.6)	1.6
Corporate items	6.0	10.3	14.8	(4.3)	(4.5)
Total property and equipment acquired	$149.9	224.5	207.0	$(74.6)	17.5

Depreciation and amortization(a)
North America	$62.3	64.2	58.2	$(1.9)	6.0
Latin America	44.0	44.8	40.2	(0.8)	4.6
Europe	32.2	21.3	20.2	10.9	1.1
Rest of World	20.0	11.0	11.1	9.0	(0.1)
Corporate items	9.1	10.8	11.9	(1.7)	(1.1)
Depreciation and amortization - non-GAAP	167.6	152.1	141.6	15.5	10.5
Venezuela	—	—	1.1	—	(1.1)
Argentina highly inflationary impact	1.8	1.8	—	—	1.8
Reorganization and Restructuring	1.3	0.2	1.9	1.1	(1.7)
Acquisitions and dispositions	1.0	3.1	—	(2.1)	3.1
Amortization of intangible assets	35.1	27.8	17.7	7.3	10.1
Depreciation and amortization - GAAP	$206.8	185.0	162.3	$21.8	22.7

(a)Capital expenditures as well as depreciation and amortization related to Venezuela have been excluded from Latin America. In addition, incremental depreciation related to highly inflationary accounting in Argentina, accelerated depreciation related to restructuring activities and amortization of acquisition-related intangible assets have also been excluded from non-GAAP amounts.
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

Our reinvestment ratio, which we define as the annual amount of property and equipment acquired during the year divided by the annual amount of depreciation, was 0.9 in 2020, 1.5 in 2019, and 1.5 in 2018.

Capital expenditures in 2020 for our operating units were primarily for machinery and equipment, armored vehicles, buildings and information technology.  Capital expenditures in 2020 were $46.3 million lower compared to 2019.  Total property and equipment acquired in 2020 was $74.6 million lower than the prior year.

Corporate capital expenditures in the last three years were primarily for investing in information technology.

Financing Activities

	Years Ended December 31,			$ change
(In millions)	2020	2019	2018	2020	2019

Cash flows from financing activities
Borrowings and repayments:
Short-term borrowings	$(3.9)	(14.8)	1.3	$10.9	(16.1)
Cash supply chain customer debt	(10.5)	—	(15.6)	(10.5)	15.6
Long-term revolving credit facilities, net	(111.1)	(225.1)	340.0	114.0	(565.1)
Other long-term debt, net	924.1	271.2	(54.5)	652.9	325.7
Borrowings (repayments)	798.6	31.3	271.2	767.3	(239.9)

Debt financing costs	(13.2)	(4.0)	—	(9.2)	(4.0)
Acquisitions of noncontrolling interests	—	—	(21.0)	—	21.0
Payment of acquisition-related obligation	(7.3)	(20.3)	(17.6)	13.0	(2.7)
Settlement of acquisition-related contingencies	9.7	—	—	9.7	—
Repurchase shares of Brink's common stock	(50.0)	—	(93.5)	(50.0)	93.5
Dividends to:
Shareholders of Brink’s	(30.1)	(29.9)	(30.4)	(0.2)	0.5
Noncontrolling interests in subsidiaries	(16.8)	(2.3)	(5.2)	(14.5)	2.9
Acquisition-related financing activities:
Proceeds from exercise of stock options	—	—	0.8	—	(0.8)
Tax withholdings associated with share-based compensation	(10.3)	(8.9)	(11.5)	(1.4)	2.6
Cross currency swap contract	3.1	(3.9)	0.6	7.0	(4.5)
Financing activities	$683.7	(38.0)	93.4	$721.7	(131.4)

2020 versus 2019
Cash flows from financing activities increased by $721.7 million in 2020 compared to 2019 as net borrowings increased compared to the prior year period, partially offset by cash used to repurchase shares of our common stock.

Dividends
We paid dividends to Brink’s shareholders of $0.15 per share in each of the last twelve quarters.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the Board of Directors.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

Changes in currency exchange rates increased the amount of cash and cash equivalents by $37.9 million during 2020, compared to a reduction of $8.1 million in 2019 and $32.2 million in 2018.  The increase in 2020 was due to the weakening of the U.S. dollar in 2020, primarily against the euro.

Capitalization

We use a combination of debt, leases and equity to capitalize our operations.

As of December 31, 2020, debt as a percentage of capitalization (defined as total debt and equity) was 92%, which is consistent with 89% at December 31, 2019. Our debt in 2020 increased primarily from the borrowings under the senior secured term loan A and additional issuance of five-year senior unsecured notes partially offset by repayment of the senior secured revolving credit facility. Our equity decreased in 2020 primarily due to share repurchases and dividend payments to Brink's shareholders, which was offset by acquired noncontrolling interest related to the G4S acquisition, stock-based compensation and reported net income.

Summary of Debt, Equity and Other Liquidity Information

	Amount available under credit facilities	Outstanding balance
	December 31,	December 31,
(In millions)	2020	2020	2019	$ change(a)
Debt:
Short-term borrowings
Restricted cash borrowings(b)	$—	$—	10.3	(10.3)
Other	—	14.2	4.0	10.2
Total Short-term borrowings	$—	$14.2	14.3	(0.1)

Long-term debt
Senior Secured - Revolving Facility	$1,000.0	$—	115.0	(115.0)
Senior Secured - Term Loan A	—	1,292.4	767.0	525.4
Senior Unsecured Notes	—	987.5	592.9	394.6
Letter of Credit Facilities	53.0	—	—	—
Other	—	40.2	4.9	35.3
Financing leases	—	151.4	149.5	1.9
Total Long-term debt	$1,053.0	$2,471.5	1,629.3	$842.2

Total Debt	$1,053.0	$2,485.7	1,643.6	$842.1

Total equity		$202.5	207.6	$(5.1)

(a)In addition to cash borrowings and repayments, the change in the debt balance also includes changes in currency exchange rates.
(b)The 2019 amount is for short-term borrowings related to cash borrowed under lending arrangements used in the process of managing customer cash supply chains, which is currently classified as restricted cash and not available for general corporate purposes. Due to the change of contractual arrangements with banks in the third quarter of 2020, these funds no longer fall under the definition of restricted cash borrowings. See Note 20 for more details.

Reconciliation of Net Debt to U.S. GAAP Measures

	December 31,
(In millions)	2020	2019	$ change

Debt:
Short-term borrowings	$14.2	14.3	$(0.1)
Long-term debt	2,471.5	1,629.3	842.2
Total Debt	2,485.7	1,643.6	842.1
Restricted cash borrowings(a)	—	(10.3)	10.3
Total Debt without restricted cash borrowings	2,485.7	1,633.3	852.4

Less:
Cash and cash equivalents	620.9	311.0	309.9
Amounts held by cash management services operations(b)	(19.1)	(26.3)	7.2
Cash and cash equivalents available for general corporate purposes	601.8	284.7	317.1

Net Debt(c)	$1,883.9	1,348.6	$535.3

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
(c)Included within Net Debt is net cash from our Argentina operations of $25 million at December 31, 2020 and $17 million at December 31, 2019 (see Note 1 to the consolidated financial statements for a discussion of currency controls in Argentina).

Net Debt is a supplemental non-GAAP financial measure that is not required by, or presented in accordance with GAAP. We use Net Debt as a measure of our financial leverage. We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage.  Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our consolidated balance sheets. Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP, as of December 31, 2020, and December 31, 2019.

Net Debt at the end of 2020 increased by $535 million when compared to Net Debt at the end of 2019 primarily due to the funding of business acquisitions and other working capital needs.

Liquidity Needs
Our operating liquidity needs are typically financed by cash from operations, short-term borrowings and the available borrowing capacity under our revolving credit facility (our debt facilities are described in more detail in Note 15 to the consolidated financial statements, including certain limitations and considerations related to the cash and borrowing capacity). As of December 31, 2020, $1,000 million was available under the revolving credit facility. Based on our current cash on hand, amounts available under our credit facilities and current projections of cash flows from operations, we believe that we will be able to meet our liquidity needs for more than the next twelve months.

Limitations on dividends from foreign subsidiaries.  A significant portion of our operations are outside the U.S. which may make it difficult to or costly to repatriate additional cash for use in the U.S.  See Item 1A., Risk Factors, for more information on the risks associated with having businesses outside the U.S.

Cash and Cash Equivalents
At December 31, 2020, we had $620.9 million in cash and cash equivalents, compared to $311.0 million at December 31, 2019. We plan to use the current cash and cash equivalents for working capital needs, capital expenditures, acquisitions and other general corporate purposes.

Equity
Common Stock
At December 31, 2020, we had 100 million shares of common stock authorized and 49.5 million shares issued and outstanding.

Preferred Stock
At December 31, 2020, we had the authority to issue up to 2 million shares of preferred stock, par value $10 per share.

Share Repurchase Program
On February 6, 2020, our board of directors authorized a $250 million share repurchase program that expires on December 31, 2021. The authorization replaces our previous $200 million share repurchase program, authorized by the board of directors in May 2017, which expired December 31, 2019.

Under the $200 million share repurchase program, we repurchased 1.3 million shares for approximately $94 million, or average cost of $69.35 per share. There were approximately $106 million remaining available under the $200 million program when it expired.

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

At December 31, 2020, $200 million remains available under the $250 million repurchase program.

Off Balance Sheet Arrangements

We have certain operating leases that are considered short term and are not capitalized to the balance sheet. We use operating leases both on and off balance sheet to lower our cost of financings.  We believe that operating leases are an important component of our capital structure.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under contractual obligations and other contingent liabilities and commitments. Changes in our business needs, cancellation provisions and changes in interest rates, as well as actions by third parties and other factors, may cause these estimates to change. As a result, our actual payments in future periods may vary from those presented in the table. The following table summarizes our contractual obligations as of December 31, 2020.

	Estimated Payments Due by Period
(In millions)	2021	2022	2023	2024	2025	Later Years	Total

Contractual obligations:
Long-term debt obligations	$99.8	70.8	71.0	1,090.5	404.6	601.3	2,338.0
Financing lease obligations	37.5	36.2	28.8	22.3	14.4	12.2	151.4
Interest payments on debt and financing leases(a)	94.0	90.7	78.3	52.6	41.0	53.9	410.5
Operating lease obligations	96.0	74.8	59.4	46.7	33.0	133.4	443.3
Purchase obligations	18.9	2.1	1.6	1.3	1.2	—	25.1
Other long-term liabilities reflected on the
Company’s balance sheet under GAAP:
Primary U.S. pension plan	—	0.3	13.8	12.2	7.1	1.7	35.1
Other retirement obligations:
UMWA plans	—	—	—	—	—	351.3	351.3
Black lung and other plans	10.8	10.2	9.6	9.0	8.4	97.5	145.5
Workers compensation and other claims	31.6	10.7	10.7	10.8	11.1	31.7	106.6
Other	0.2	0.2	0.2	0.2	0.2	1.1	2.1
Total	$388.8	296.0	273.4	1,245.6	521.0	1,284.1	4,008.9

(a)Estimated future interest payments on our long term debt are based on the outstanding borrowings as of December 31, 2020, the respective maturity dates of the debt agreements and the interest rates in effect at December 31, 2020. We use interest rate swaps to modify the characteristics of certain of our debt obligations, effectively converting the floating interest rates to fixed interest rates.

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

Funded Status of U.S. Retirement Plans

	Actual	Projected
(In millions)	2020	2021	2022	2023	2024	2025

Primary U.S. pension plan
Beginning funded status	$(118.3)	(151.1)	(126.2)	(103.4)	(66.1)	(26.9)
Net periodic pension credit(a)	19.8	26.4	27.8	28.9	31.7	33.6
Payment from Brink’s	—	—	0.3	13.8	12.2	7.1
Benefit plan actuarial loss	(52.6)	(1.5)	(5.3)	(5.4)	(4.7)	(2.4)
Ending funded status	$(151.1)	(126.2)	(103.4)	(66.1)	(26.9)	11.4

UMWA plans
Beginning funded status	$(246.7)	(272.1)	(269.7)	(268.1)	(267.6)	(268.1)
Net periodic postretirement cost(a)	0.3	2.4	1.6	0.5	(0.5)	(1.7)
Benefit plan actuarial loss	(27.4)	—	—	—	—	—
Other	1.7	—	—	—	—	—
Ending funded status	$(272.1)	(269.7)	(268.1)	(267.6)	(268.1)	(269.8)

Black lung plans
Beginning funded status	$(99.2)	(105.0)	(97.1)	(89.8)	(82.9)	(76.5)
Net periodic postretirement cost(a)	(3.1)	(2.1)	(2.1)	(1.8)	(1.7)	(1.6)
Payment from Brink’s	7.3	10.0	9.4	8.7	8.1	7.5
Benefit plan actuarial loss	(10.0)	—	—	—	—	—
Ending funded status	$(105.0)	(97.1)	(89.8)	(82.9)	(76.5)	(70.6)
(a)Excludes amounts reclassified from accumulated other comprehensive income (loss).

Primary U.S. Pension Plan
Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and benefits are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement.  We did not make cash contributions to the primary U.S. pension plan in 2020.  There are approximately 11,000 beneficiaries in the plan.

Based on our current assumptions, we do not expect to make contributions until 2022.

UMWA Plan
Retirement benefits related to former coal operations include medical benefits provided by the Pittston Coal Group Companies Employee Benefit Plan for UMWA Represented Employees.  There are approximately 2,900 beneficiaries in the UMWA plans.  The company does not expect to make contributions to these plans until 2029, based on our actuarial assumptions.

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

	Actual	Projected
(In millions)	2020	2021	2022	2023	2024	2025

Primary U.S. pension plan	$8.7	7.4	1.2	(2.6)	(10.3)	(14.8)
UMWA plans	11.5	12.3	12.1	12.1	12.1	12.3
Black lung plans	11.1	10.2	9.6	9.0	8.3	7.7
Total	$31.3	29.9	22.9	18.5	10.1	5.2

Summary of Total Payments from U.S. Plans to Participants

This table summarizes actual and estimated payments from the plans to participants.

	Actual	Projected
(In millions)	2020	2021	2022	2023	2024	2025

Payments from U.S. Plans to participants
Primary U.S. pension plan	$43.3	47.1	47.2	47.2	47.2	47.1
UMWA plans	25.7	29.7	29.1	28.8	28.1	27.5
Black lung plans	7.3	10.0	9.4	8.7	8.1	7.5
Total	$76.3	86.8	85.7	84.7	83.4	82.1

Summary of Projected Payments from Brink’s to U.S. Plans

This table summarizes estimated payments from Brink’s to U.S. retirement plans.

	Projected Payments to Plans from Brink's
(In millions)	Primary U.S. Pension Plan	UMWA Plans	Black Lung Plans	Total

Projected payments
2021	$—	—	10.0	10.0
2022	0.3	—	9.4	9.7
2023	13.8	—	8.7	22.5
2024	12.2	—	8.1	20.3
2025	7.1	—	7.5	14.6
2026	1.7	—	7.0	8.7
2027	—	—	6.4	6.4
2028	—	—	5.9	5.9
2029	—	22.8	5.4	28.2
2030	—	23.7	5.0	28.7
2031	—	22.8	4.7	27.5
2032	—	21.9	4.4	26.3
2033	—	20.8	4.1	24.9
2034	—	19.9	3.8	23.7
2035 and thereafter	—	219.4	40.3	259.7
Total projected payments	$35.1	351.3	130.7	517.1

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of December 31, 2020.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

Contingent Matters

In August 2020, the Company received a subpoena issued in connection with an investigation being conducted by the U.S. Department of Justice (the “DOJ”). The Company is fully cooperating with the investigation and responding to requests from the DOJ for documents and other information, primarily related to cross-border shipments of cash and things of value and anti-money laundering compliance. Given that the investigation is still ongoing and that no civil or criminal claims have been brought to date, the Company cannot predict the outcome of the investigation, the timing of the ultimate resolution of the matter, or reasonably estimate the possible range of loss, if any, that may result from this matter. Accordingly, no accruals have been made with respect to this matter.

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

Valuation Allowances

	December 31,
(In millions)	2020	2019

U.S.	$94.9	90.7
Non-U.S.	33.2	27.6
Total	$128.1	118.3

Application of Accounting Policy

U.S. Deferred Tax Assets
We had $272 million of net deferred tax assets at December 31, 2020, of which $234 million related to U.S. jurisdictions.

In 2020, we concluded that we were not more-likely-than-not to realize assets related to certain attributes with a limited statutory carryforward and we recorded a $4 million valuation allowance through income from continuing operations.

In 2019, we concluded that we were not more-likely-than-not to realize assets related to certain attributes with a limited statutory carryforward and we recorded a $7 million valuation allowance through income from continuing operations.

We used various estimates and assumptions to evaluate the need for the valuation allowance in the U.S.  These included
•projected revenues and operating income for our U.S. entities,
•projected royalties and management fees paid to U.S. entities from subsidiaries outside the U.S.,
•projected GILTI inclusion in our U.S. taxable income
•estimated required contributions to our U.S. retirement plans,
•the estimated impact of U.S. tax reform, and
•interest rates on projected U.S. borrowings.

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

Non-U.S. Deferred Tax Assets
In 2020, we recognized a tax benefit of $2 million through income from continuing operations from a change in judgment about the need for valuation allowances for deferred tax assets in certain non-U.S. jurisdictions. In 2019, we recognized a tax expense of $5 million through income from continuing operations from a change in judgment about the need for valuation allowances for deferred tax assets in certain non-U.S. jurisdictions.

Business Acquisitions

Accounting Policy
In the three years ended December 31, 2020, we have completed multiple business acquisitions. When we acquire a controlling interest in an entity that is determined to meet the definition of a business, we apply the acquisition method described in FASB ASC Topic 805, Business Combinations.  Using the acquisition method, we allocate the total purchase price to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date. Any excess purchase price over the fair value of the assets acquired and the liabilities assumed is recognized as goodwill.

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

Goodwill, Other Intangible Assets and Property and Equipment Valuations

Accounting Policy

At December 31, 2020, we had property and equipment of $838.2 million, goodwill of $1,219.2 million and other intangible assets of $426.1 million, net of accumulated depreciation and amortization.  We review these assets for possible impairment using the guidance in FASB ASC Topic 350, Intangibles - Goodwill and Other, for goodwill and other intangible assets and FASB ASC Topic 360, Property, Plant and Equipment, for property and equipment.  Our review for impairment requires the use of significant judgments about the future performance of our operating subsidiaries. Due to the many variables inherent in the estimates of the fair value of these assets, differences in assumptions could have a material effect on the impairment analyses.

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

Given the COVID-19 pandemic, we reviewed impairment indicators during the quarter ended June 30, 2020 and we concluded that, due to decreases in our forecasted results, an interim impairment evaluation for all reporting units was necessary. We performed the interim impairment test as of April 30, 2020 and elected to forego the optional qualitative assessment and performed a quantitative goodwill impairment test instead. We estimated the fair value of each reporting unit using a weighting of three valuation methodologies: the Income Approach, the Public Company Market Multiple Method, and the Similar Transactions Method with greatest weight placed on the Income Approach. The resulting reporting unit fair values were compared to each reporting unit's carrying value. As a result of the evaluation, we concluded that goodwill was not impaired, and the fair value of each reporting unit exceeded its carrying value for all reporting units. Fair value exceeded carrying value by 8% for France, and by a range of 21% to 199% for all other reporting units.

We performed a goodwill impairment test on our reporting units as of our regular, annual testing date of October 1, 2020 and elected to forego the optional qualitative assessment and performed a quantitative goodwill impairment assessment instead. We estimated the fair value of our reporting units consistent with the methodology described above. The resulting reporting unit fair values were compared to each reporting unit's carrying value. As a result of the evaluation, we concluded that goodwill was not impaired, and the fair value of each reporting unit exceeded its carrying value for all reporting units. Fair value exceeded carrying value by 10% for France, and by a range of 20% to 197% for all other reporting units. The France reporting unit had $94.2 million of goodwill at December 31, 2020.

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

Estimates of Future Cash Flows
We made significant assumptions when preparing financial projections of cash flow used in our impairment analyses, including assumptions of future results of operations including revenue growth rate and operating income over the forecast period, capital requirements, income taxes, long-term growth rates for determining terminal value, and discount rates.  Our projections assumed continued growth of our revenues and operating profit both in the U.S. and outside the U.S.  Our conclusions regarding asset impairment may have been different if we had used different assumptions.

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

The discount rates for the primary U.S. pension plan, UMWA retiree medical plans and black lung obligations were:

	Primary U.S. Plan			UMWA Plans			Black Lung
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Discount rate:
Retirement cost	3.3%	4.4%	3.7%	3.2%	4.3%	3.6%	3.1%	4.2%	3.5%
Benefit obligation at year end	2.4%	3.3%	4.4%	2.3%	3.2%	4.3%	2.2%	3.1%	4.2%

Sensitivity Analysis
The discount rate we select at year end materially affects the valuations of plan obligations at year end and the calculations of net periodic expenses for the following year.  The tables below compare hypothetical plan obligation valuations for our largest plans as of December 31, 2020, actual expenses for 2020 and projected expenses for 2021 assuming we had used discount rates that were one percentage point lower or higher.

Plan Obligations at December 31, 2020

(In millions)	Hypothetical 1% lower	Actual	Hypothetical 1% higher

Primary U.S. pension plan	$1,023.1	898.2	796.8
UMWA plans	491.3	440.1	397.5

Actual 2020 and Projected 2021 Expense (Income)

(In millions, except for percentages)		Hypothetical sensitivity analysis for discount rate assumption			Hypothetical sensitivity analysis for discount rate assumption
	Actual	1% lower	1% higher	Projected	1% lower	1% higher
Years Ending December 31,	2020	2020	2020	2021	2021	2021

Primary U.S. pension plan
Discount rate assumption	3.3%	2.3%	4.3%	2.4%	1.4%	3.4%
Retirement cost	$8.7	16.5	2.1	$7.4	14.2	1.5

UMWA plans
Discount rate assumption	3.2%	2.2%	4.2%	2.3%	1.3%	3.3%
Retirement cost	$11.5	12.7	10.5	$12.3	13.5	11.1

Expected-Return-on-Assets Assumption
Our expected-return-on-assets assumption, which materially affects our net periodic benefit cost, reflects the long-term average rate of return we expect the plan assets to earn. We select the expected-return-on-assets assumption using advice from our investment advisor considering each plan’s asset allocation targets and expected overall investment manager performance and a review of the most recent long-term historical average compounded rates of return, as applicable. We selected 7.00% as the expected-return-on-assets assumption for our primary U.S. pension plan and 8.00% for our UMWA retiree medical plans for actual 2020 expense. We selected 7.00% as the expected-return-on-assets assumption for our primary U.S. pension plan and 8.00% for our UMWA retiree medical plans for projected 2021 expense.

The twenty to thirty year compound annual return of our primary U.S. pension plan has averaged from 6.7% to 9.1%.

Sensitivity Analysis
Effect of using different expected-rate-of-return assumptions.  Our 2020 and projected 2021 expense would have been different if we had used different expected-rate-of-return assumptions.  For every hypothetical change of one percentage point in the assumed long-term rate of return on plan assets (and holding other assumptions constant), our actual 2020 and projected 2021 expense would be as follows:

(In millions, except for percentages)		Hypothetical sensitivity analysis for expected-return-on asset assumption			Hypothetical sensitivity analysis for expected-return-on asset assumption
	Actual	1% lower	1% higher	Projected	1% lower	1% higher
Years Ending December 31,	2020	2020	2020	2021	2021	2021

Expected-return-on-asset assumption
Primary U.S. pension plan	7.00%	6.00%	8.00%	7.00%	6.00%	8.00%
UMWA plans	8.00%	7.00%	9.00%	8.00%	7.00%	9.00%

Primary U.S. pension plan	$8.7	15.3	2.1	$7.4	14.2	0.6
UMWA plans	11.5	13.1	9.9	12.3	13.8	10.8

Effect of improving or deteriorating actual future market returns.  Our funded status at December 31, 2021, and our 2022 expense will be different from currently projected amounts if our projected 2021 returns are better or worse than the returns we have assumed for each plan.

(In millions, except for percentages)		Hypothetical sensitivity analysis of 2021 asset return better or worse than expected
Years Ending December 31,	Projected	Better return	Worse return

Return on investments in 2021
Primary U.S. pension plan	7.00%	14.00%	—%
UMWA plans	8.00%	16.00%	—%

Projected Funded Status at December 31, 2021
Primary U.S. pension plan	$(126)	(76)	(177)
UMWA plans	(270)	(257)	(282)

2022 Expense(a)
Primary U.S. pension plan	$1	(1)	3
UMWA plans	12	10	14

(a)Actual future returns on investments will not affect our earnings until 2022 since the earnings in 2021 will be based on the "expected return on assets" assumption.

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

(In millions)	Based on market-related value of assets			Hypothetical(a)
	Actual	Projected	Projected
Years Ending December 31,	2020	2021	2022	2020	2021	2022

Primary U.S. pension plan expense	$8.7	7.4	1.2	$5.7	(1.1)	(3.8)

(a)Assumes that our accounting policy was to use the fair market value of assets instead of the market-related value of assets to determine our expense related to our primary U.S. pension plan.

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

For the UMWA plans, our largest retiree medical plans, we have assumed a medical inflation rate of 5.9% for 2021, and we project this rate to decline to 5% in 2030 and hold at 5% thereafter.  Our overall medical inflation rate assumption, including the assumption that medical inflation rates will gradually decline over the next seven years and hold at 5%, is based on macroeconomic assumptions of gross domestic growth rates, the excess of national health expenditures over other goods and services, and population growth. Our assumption of a medical inflation rate of 5.9% for 2021 is based on our recent actual experience. The average annual medical inflation rate of the Company over the last five to eleven years ranged from 2.6% to 5.1%.

If we had assumed that medical inflation rates were one percentage point higher in each future year, the plan obligation for these plans at December 31, 2020, would have been approximately $51.3 million higher and the expense for 2020 would have been $1.3 million higher.  If we had assumed that the medical inflation rates were one percentage point lower, the plan obligation at December 31, 2020, would have been approximately $43.7 million lower and the related 2020 expenses would have been $1.2 million lower.

Excise Tax on High-Cost Health Plans
The Patient Protection and Affordable Care Act included a 40% excise tax on third-party benefit plan administrators for high-cost health plans (“Cadillac plans”), the effects of which were delayed to 2022 by the Tax Cuts and Jobs Act of 2017 ("Tax Reform Act"). In December 2019, the excise tax provision was repealed by the Setting Every Community Up for Retirement Enhancement Act (the "SECURE Act").  The repeal of the excise tax provision reduced our plan obligations by $29 million as of December 31, 2019.

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

Number of participants. The number of participants by major plan in the past five years is as follows:

	Number of participants
Plan	2020	2019	2018	2017	2016
UMWA plans	2,900	3,000	3,200	3,300	3,600
Black Lung	700	800	800	760	750
U.S. pension	11,000	11,200	14,000	14,200	14,800

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

Application of Accounting Policy

Argentina
We operate in Argentina through wholly owned subsidiaries and a smaller controlled subsidiary (together "Brink's Argentina"). Revenues from Brink's Argentina represented approximately 5% of our consolidated revenues for the year ended December 31, 2020 and 6% and 7% of our consolidated revenues for the years ended December 31, 2019 and 2018, respectively.

The operating environment in Argentina continues to present business challenges, including ongoing devaluation of the Argentine peso and significant inflation. For the year ended December 31, 2018, the Argentine peso declined by approximately 50% (from 18.6 to 37.6 pesos to the U.S. dollar). For the year ended December 31, 2019, the Argentine peso declined by approximately 37% (from 37.6 to 59.9 pesos to the U.S. dollar). For the year ended December 31, 2020, the Argentine peso declined approximately 29% (from 59.9 to 84.0 pesos to the U.S. dollar).

Beginning July 1, 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, we consolidated Brink's Argentina using our accounting policy for subsidiaries operating in highly inflationary economies beginning with the third quarter of 2018. Argentine peso-denominated monetary assets and liabilities are now remeasured at each balance sheet date using the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In 2020 and in 2019, we recognized $7.7 million and $11.3 million pretax remeasurement losses, respectively. In the second half of 2018, we recognized a $6.2 million pretax remeasurement loss.

At December 31, 2020, Argentina's economy remained highly inflationary for accounting purposes. At December 31, 2020, we had net monetary assets denominated in Argentine pesos of $31.3 million, including cash of $24.4 million. At December 31, 2020, we had net nonmonetary assets of $146.2 million, including $99.8 million of goodwill. At December 31, 2020, we had minimal equity securities denominated in Argentine pesos.

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

During the third quarter of 2020 and during the fourth quarter of 2019, we elected to use other market mechanisms to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms generally settle at rates that are less favorable than the rates at which we remeasure the financial statements of Brink’s Argentina. As a result, we recognized $10.4 million in 2020 and $4.7 million in 2019 of such conversion losses when we converted Argentine pesos into U.S. dollars at rates that were approximately 100% and 25% less favorable than the rates at which we remeasured the financial statements of Brink’s Argentina. These conversion losses are classified in the consolidated statements of operations as other operating income (expense).

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

The sensitivity analyses discussed below for the market risk exposures were based on the facts and circumstances in effect at December 31, 2020.  Actual results will be determined by a number of factors that are not under management’s control and could vary materially from those disclosed.

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

Our floating rate debt typically is based on an underlying floating rate component as well as a fixed rate margin component. Based on the contractual interest rates on our floating rate debt at December 31, 2020, a hypothetical 10% increase in rates would increase cash outflows by approximately $0.2 million over a twelve-month period.  In other words, the weighted-average interest rate on our floating rate instruments (including any fixed rate margin component) was 2.1% per annum at December 31, 2020.  If the underlying floating rate component were to increase by 10%, our average rate on this debt would increase by 0.1 percentage points to 2.2%.  The effect on the fair values of our $600 million and $400 million unsecured senior notes of a hypothetical 10% decrease in the yield curve from year-end 2020 levels would result in a $21.3 million increase in the fair value of our unsecured senior notes.

Foreign Currency Risk

We have exposure to the effects of foreign currency exchange rate fluctuations on the results of all of our foreign operations.  Our foreign operations generally use local currencies to conduct business, but their results are reported in U.S. dollars.

We are also exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of our domestic and foreign operations.  To mitigate these exposures, we enter into foreign currency forward and swap contracts from time to time.  At December 31, 2020, the notional value of our shorter outstanding foreign currency forward and swap contracts was $427.0 million with average contract maturities of approximately one month.  These contracts primarily offset exposures in the euro, the British pound and the Mexican peso.  Additionally, these contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings.

In the first quarter of 2019, we entered into a long term cross currency swap contract to hedge exposure in Brazilian real, which is designated as a cash flow hedge for accounting purposes. At December 31, 2020, the notional value of this long term contract was $97 million with a weighted-average maturity of 1.9 years.

We do not use derivative financial instruments to hedge investments in foreign subsidiaries since such investments are long-term in nature.

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from the 2020 levels against all other currencies of countries in which we have continuing operations are as follows:

(In millions)	Hypothetical Effects Increase/ (decrease)

Effect on Earnings:
Translation of 2020 earnings into U.S. dollars (a)	$(19.7)
Transaction gains (losses)(b)	(0.2)
Effect on Other Comprehensive Income (Loss):
Translation of net assets of foreign subsidiaries	(155.2)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
THE BRINK’S COMPANY
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2020 AND 2019
AND FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2020

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013).”

Management excluded from its assessment the internal control over financial reporting of the operations acquired from G4S plc (“G4S”) in multiple phases starting in March 2020 and whose financial statements constitute 23% of total assets and 12% of revenue of the consolidated financial statement amounts as of and for the year ended December 31, 2020.

Based on this assessment, our management believes that, as of December 31, 2020, our internal control over financial reporting is effective based on the COSO criteria.

KPMG LLP, the independent registered public accounting firm which audits our consolidated financial statements, has issued an attestation report on our internal control over financial reporting.  KPMG’s attestation report appears on page 66.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
The Brink's Company:

Opinion on Internal Control Over Financial Reporting

We have audited The Brink's Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2021 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired certain operations from G4S plc (G4S) during 2020, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, G4S’s internal control over financial reporting associated with total assets of 23 percent and total revenues of 12 percent included in the consolidated financial statements of the Company as of and for the year ended December 31, 2020. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of G4S.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ KPMG LLP

Richmond, Virginia
March 1, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
The Brink's Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of The Brink's Company and subsidiaries (the Company) as of December 31, 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of FASB Accounting Standards Update 2016-02, Leases, using the modified retrospective approach.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of goodwill for the France reporting unit

As discussed in Note 8 to the consolidated financial statements, the goodwill balance as of December 31, 2020 was $1,219.2 million, a portion of which related to the France reporting unit. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that it is more likely than not that an impairment may have occurred. The impairment test is performed by comparing the estimated fair value of a reporting unit to the carrying value of the reporting unit. The Company estimates the fair value using a weighting of three valuation methodologies, with greatest weight placed on the Income Approach.

We identified the evaluation of the Company’s assessment of goodwill for impairment for the France reporting unit as a critical audit matter. The estimated fair value of the France reporting unit exceeded its carrying value by ten percent, indicating a higher risk that the goodwill may be impaired and, therefore, involved a high degree of challenging auditor judgment. Specifically, the revenue growth rates, operating margin and the discount rate used to estimate the fair value of the France reporting unit in the Income Approach required management to make significant estimates and judgments related to the future results of operations. In addition, individuals with specialized skills and knowledge were required to assess the fair value model and discount rate used to estimate the fair value of the France reporting unit in the Income Approach.

The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s assessment of goodwill for impairment, including controls related to the:

•assessment of the fair value model used in the Income Approach
•determination of the revenue growth rate and operating margin forecasts
•selection of the discount rate.

We performed sensitivity analyses over the revenue growth rate and operating margin forecasts to assess their impact on the Company’s determination that the fair value of the France reporting unit exceeded its carrying value. We evaluated the forecasted revenue growth rates and operating margin used to value the France reporting unit by comparing them to budgets, supporting documentation, and to historical growth rates. We compared the Company’s historical revenue and operating margin forecasts to actual results to assess the Company’s ability to accurately forecast. In addition, we involved a valuation professional with specialized skills and knowledge, who assisted in:

•evaluating the discount rate used in the fair value model in the Income Approach by comparing it against a discount rate that was independently developed using publicly available market data for comparable entities
•developing an estimate of the France reporting unit’s fair value using the Company’s cash flow forecast and an independently developed discount rate, and comparing the results of our estimate to the Company’s estimate.

Evaluation of the fair value of customer relationship intangible assets acquired in the G4S business combination

As discussed in Note 7 to the consolidated financial statements, on February 26, 2020, the Company agreed to acquire the G4S cash solutions business, with various closing dates throughout the year. As a result of the transaction, the Company acquired customer relationship intangible assets representing the generation of future income from G4S’s existing customers. The acquisition-date preliminary fair value for the customer relationship intangible assets was $176 million.

We identified the evaluation of the fair value of customer relationship intangible assets acquired in the G4S transaction as a critical audit matter due to the high degree of subjectivity in evaluating certain inputs in the discounted cash flow model used to determine the fair value of such assets. The key assumptions used within the valuation model included expected future revenue growth, customer attrition rate, and discount rate applied. Changes in these assumptions could have a significant impact on the fair value of the customer relationship intangible assets.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process, including controls over the development of the expected future revenue growth, customer attrition rate, and discount rate used to value the customer relationship intangible assets. We evaluated the expected future revenue growth used by the Company by comparing the assumptions used to the historical performance of acquired entities, and to the revenue growth rates of peer companies. We involved valuation professionals with specialized skills and knowledge who assisted in:

•evaluating the estimated annual attrition rate by comparing the selected attrition rate against historical customer attrition and attrition rates used in prior company specific acquisitions
•evaluating the Company’s discount rate by comparing the rate against a discount rate range that was independently developed
•developing a fair value estimate of the customer relationship intangible assets using the Company’s cash flow projections and independently developed range of discount rates and comparing it to the Company’s estimate.

/s/ KPMG LLP
We have served as the Company’s auditor since 2020.

Richmond, Virginia
March 1, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Brink’s Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The Brink’s Company and subsidiaries (the "Company") as of December 31, 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the 2019 and 2018 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for each of the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia
February 28, 2020 (March 1, 2021 as to Note 2, 3, and 8)

We began serving as the Company’s auditor in 2017. In 2020 we became the predecessor auditor.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets

	December 31,
(In millions, except for per share amounts)	2020	2019

ASSETS

Current assets:
Cash and cash equivalents	$620.9	311.0
Restricted cash	322.0	158.0
Accounts receivable (net of allowance: 2020 - $30.7; 2019 - $30.2)	679.1	635.6
Prepaid expenses and other	192.8	128.0
Total current assets	1,814.8	1,232.6

Right-of-use assets, net	322.0	270.3
Property and equipment, net	838.2	763.3
Goodwill	1,219.2	784.6
Other intangibles	426.1	272.5
Deferred income taxes	314.9	273.5
Other	200.4	167.0

Total assets	$5,135.6	3,763.8

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$14.2	14.3
Current maturities of long-term debt	137.3	74.5
Accounts payable	206.0	184.5
Accrued liabilities	779.2	628.4
Restricted cash held for customers	199.5	100.3
Total current liabilities	1,336.2	1,002.0

Long-term debt	2,334.2	1,554.8
Accrued pension costs	322.1	228.9
Retirement benefits other than pensions	379.7	347.8
Lease liabilities	267.2	218.4
Deferred income taxes	42.7	21.2
Other	251.0	183.1
Total liabilities	4,933.1	3,556.2

Commitments and contingent liabilities (notes 4, 5, 15, 17, 23 and 24)

Equity:
The Brink’s Company (“Brink’s”) shareholders:
Common stock, par value $1 per share:
Shares authorized: 100.0
Shares issued and outstanding: 2020 - 49.5; 2019 - 50.1	49.5	50.1
Capital in excess of par value	671.8	663.3
Retained earnings	407.5	457.4
Accumulated other comprehensive income (loss):
Benefit plan adjustments	(614.8)	(583.0)
Foreign currency translation	(363.2)	(382.8)
Losses on cash flow hedges	(22.0)	(13.2)
Accumulated other comprehensive loss	(1,000.0)	(979.0)

Brink’s shareholders	128.8	191.8

Noncontrolling interests	73.7	15.8

Total equity	202.5	207.6

Total liabilities and equity	$5,135.6	3,763.8
See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
(In millions, except for per share amounts)	2020	2019	2018

Revenues	$3,690.9	3,683.2	3,488.9

Costs and expenses:
Cost of revenues	2,877.3	2,832.1	2,703.3
Selling, general and administrative expenses	584.5	604.9	509.2
Total costs and expenses	3,461.8	3,437.0	3,212.5
Other operating income (expense)	(15.6)	(9.4)	(1.7)

Operating profit	213.5	236.8	274.7

Interest expense	(96.5)	(90.6)	(66.7)
Loss on deconsolidation of Venezuela operations	—	—	(126.7)
Interest and other nonoperating income (expense)	(37.7)	(52.7)	(38.8)
Income from continuing operations before tax	79.3	93.5	42.5
Provision for income taxes	56.6	61.0	70.0

Income (loss) from continuing operations	22.7	32.5	(27.5)

Income (loss) from discontinued operations, net of tax	(0.8)	0.7	—

Net income (loss)	21.9	33.2	(27.5)
Less net income attributable to noncontrolling interests	5.9	4.2	5.8

Net income (loss) attributable to Brink’s	$16.0	29.0	(33.3)

Amounts attributable to Brink’s:
Continuing operations	$16.8	28.3	(33.3)
Discontinued operations	(0.8)	0.7	—

Net income (loss) attributable to Brink’s	$16.0	29.0	(33.3)

Earnings (loss) per share attributable to Brink’s common shareholders(a):
Basic:
Continuing operations	$0.33	0.56	(0.65)
Discontinued operations	(0.02)	0.01	—
Net income (loss)	0.32	0.58	(0.65)

Diluted:
Continuing operations	$0.33	0.55	(0.65)
Discontinued operations	(0.02)	0.01	—
Net income (loss)	0.31	0.57	(0.65)

Weighted-average shares
Basic	50.4	50.2	50.9
Diluted	50.8	51.1	50.9
(a) Amounts may not add due to rounding.

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(In millions)	2020	2019	2018

Net income (loss)	$21.9	33.2	(27.5)

Benefit plan adjustments:
Benefit plan actuarial gains (losses)	(37.0)	27.1	35.4
Benefit plan prior service costs	(5.3)	(4.1)	(1.6)
Deferred profit sharing	0.7	0.4	(0.2)
Total benefit plan adjustments	(41.6)	23.4	33.6

Foreign currency translation adjustments	24.2	(0.1)	(45.2)
Gains (losses) on cash flow hedges	(11.2)	(19.0)	0.1
Other comprehensive income (loss) before tax	(28.6)	4.3	(11.5)
Provision (benefit) for income taxes	(12.4)	0.4	5.0

Other comprehensive income (loss)	(16.2)	3.9	(16.5)

Comprehensive income (loss)	5.7	37.1	(44.0)
Less comprehensive income attributable to noncontrolling interests	10.7	5.0	5.0

Comprehensive income (loss) attributable to Brink’s	$(5.0)	32.1	(49.0)

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Equity

Years Ended December 31, 2020, 2019 and 2018

(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCI*	Noncontrolling Interests	Total
Balance as of December 31, 2017	50.5	$50.5	628.6	564.9	(926.6)	20.8	338.2
Cumulative effect of change in accounting principle(a)	—	—	—	3.3	(1.1)	—	2.2
Net income (loss)	—	—	—	(33.3)	—	5.8	(27.5)
Other comprehensive loss	—	—	—	—	(15.7)	(0.8)	(16.5)
Shares repurchased	(1.3)	(1.3)	(16.9)	(75.3)	—	—	(93.5)
Dividends to:
Brink’s common shareholders ($0.60 per share)	—	—	—	(30.4)	—	—	(30.4)
Noncontrolling interests	—	—	—	—	—	(5.2)	(5.2)
Share-based compensation:
Stock options and awards:
Compensation expense	—	—	28.2	—	—	—	28.2
Consideration from exercise of stock options	—	—	0.8	—	—	—	0.8
Other share-based benefit transactions	0.5	0.5	(9.8)	(0.1)	—	—	(9.4)
Dispositions of noncontrolling interests	—	—	—	—	—	(0.4)	(0.4)
Acquisitions of noncontrolling interests	—	—	(2.7)	—	(9.9)	(8.4)	(21.0)
Acquisitions with noncontrolling interests	—	—	—	—	—	1.1	1.1
Balance as of December 31, 2018	49.7	49.7	628.2	429.1	(953.3)	12.9	166.6
Cumulative effect of change in accounting principle(b)	—	—	—	28.8	(28.8)	—	—
Net income	—	—	—	29.0	—	4.2	33.2
Other comprehensive income	—	—	—	—	3.1	0.8	3.9
Shares repurchased	—	—	(0.5)	0.5	—	—	—
Dividends to:
Brink’s common shareholders ($0.60 per share)	—	—	—	(29.9)	—	—	(29.9)
Noncontrolling interests	—	—	—	—	—	(2.3)	(2.3)
Share-based compensation:
Stock options and awards:
Compensation expense	—	—	42.7	—	—	—	42.7
Other share-based benefit transactions	0.4	0.4	(7.1)	(0.1)	—	—	(6.8)
Capital contributions from noncontrolling interest	—	—	—	—	—	0.2	0.2
Balance as of December 31, 2019	50.1	50.1	663.3	457.4	(979.0)	15.8	207.6
Cumulative effect of change in accounting principle(c)	—	—	—	(1.7)	—	—	(1.7)
Net income	—	—	—	16.0	—	5.9	21.9
Other comprehensive income (loss)	—	—	—	—	(21.0)	4.8	(16.2)
Shares repurchased	(1.1)	(1.1)	(14.9)	(34.0)	—	—	(50.0)
Dividends to:
Brink’s common shareholders ($0.60 per share)	—	—	—	(30.1)	—	—	(30.1)
Noncontrolling interests	—	—	—	—	—	(16.8)	(16.8)
Share-based compensation:
Stock options and awards:
Compensation expense	—	—	31.3	—	—	—	31.3
Other share-based benefit transactions	0.5	0.5	(7.9)	(0.1)	—	—	(7.5)
Acquisitions with noncontrolling interests	—	—	—	—	—	64.0	64.0
Balance as of December 31, 2020	49.5	$49.5	671.8	407.5	(1,000.0)	73.7	202.5

(a)Effective January 1, 2018, we adopted the provisions of ASU 2014-09, Revenue From Contracts with Customers, ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, and ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. We recognized a cumulative effect adjustment to January 1, 2018 retained earnings as a result of adopting each of these standards. See Note 1 for further details of the impact of each standard.
(b)Effective January 1, 2019, we adopted the provisions of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. We recognized a cumulative effect adjustment to January 1, 2019 retained earnings as a result of adopting this standard. See Note 1 for further details.
(c)Effective January 1, 2020, we adopted the provisions of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. We recognized a cumulative effect adjustment to January 1, 2020 retained earnings as a result of adopting this standard. See Note 1 for further details.

* Accumulated other comprehensive income (loss)

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(In millions)	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$21.9	33.2	(27.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	0.8	(0.7)	—
Depreciation and amortization	206.8	185.0	162.3
Share-based compensation expense	31.3	42.7	28.2
Deferred income taxes	(28.2)	(33.3)	(20.5)
(Gains) on sale of property, equipment and marketable securities	(11.6)	(2.9)	(7.2)
Gain on business dispositions	(4.1)	—	(11.2)
Loss on deconsolidation of Venezuela operations	—	—	126.7
Impairment losses	11.6	7.7	6.5
Retirement benefit funding (more) less than expense:
Pension	9.5	24.1	6.6
Other than pension	14.3	16.0	19.5
Remeasurement losses due to Argentina and Venezuela currency devaluations	7.7	11.3	4.0
Other operating	15.6	18.1	8.2
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and income taxes receivable	45.1	15.8	(49.7)
Accounts payable, income taxes payable and accrued liabilities	(114.5)	35.0	69.0
Restricted cash held for customers	116.3	23.7	44.4
Customer obligations	(6.5)	11.4	(1.7)
Prepaid and other current assets	(24.5)	(11.3)	0.3
Other	26.2	(7.2)	6.2
Net cash provided by operating activities	317.7	368.6	364.1

Cash flows from investing activities:
Capital expenditures	(118.5)	(164.8)	(155.1)
Acquisitions, net of cash acquired	(439.7)	(183.9)	(520.9)
Dispositions, net of cash disposed	(2.6)	11.2	8.4
Marketable securities:
Purchases	(2.9)	(11.8)	(62.4)
Sales	2.0	1.3	54.2
Cash proceeds from sale of property, equipment and investments	5.3	10.3	4.0
Redemption of cash-surrender value of life insurance policies	—	7.8	—
Other	(9.0)	(3.1)	(0.9)
Net cash used by investing activities	(565.4)	(333.0)	(672.7)

Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term borrowings	(3.9)	(14.8)	1.3
Cash supply chain customer debt	(10.5)	—	(15.6)
Long-term revolving credit facilities:
Borrowings	897.8	892.7	982.8
Repayments	(1,008.9)	(1,117.8)	(642.8)
Other long-term debt:
Borrowings	1,022.6	335.0	2.2
Repayments	(98.5)	(63.8)	(56.7)
Debt financing costs	(13.2)	(4.0)	—
Acquisitions of noncontrolling interests	—	—	(21.0)
Payment of acquisition-related obligation	(7.3)	(20.3)	(17.6)
Settlement of acquisition-related contingencies	9.7	—	—
Repurchase shares of Brink's common stock	(50.0)	—	(93.5)
Dividends to:
Shareholders of Brink’s	(30.1)	(29.9)	(30.4)
Noncontrolling interests in subsidiaries	(16.8)	(2.3)	(5.2)
Proceeds from exercise of stock options	—	—	0.8
Tax withholdings associated with share-based compensation	(10.3)	(8.9)	(11.5)
Cross currency swap contract	3.1	(3.9)	0.6
Net cash provided (used) by financing activities	683.7	(38.0)	93.4
Effect of exchange rate changes on cash and cash equivalents	37.9	(8.1)	(32.2)
Cash, cash equivalents and restricted cash:
Increase (decrease)	473.9	(10.5)	(247.4)
Balance at beginning of period	469.0	479.5	726.9
Balance at end of period	$942.9	469.0	479.5
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

Restricted Cash
Cash that is held for a specific purpose and is not available for immediate or general business use due to external restrictions is classified in our consolidated balance sheets as restricted cash. In Malaysia, we offer ATM replenishment services to certain of our financial institution customers. Providing this service requires our Malaysia subsidiary to take temporary title to the cash received in advance of ATM replenishment. The cash for which we have temporary title is restricted and cannot be used for any other purpose other than to service our customers who participate in this service offering. In France, we offer services to certain of our customers where we manage some or all of their cash supply chains. In connection with this offering, we take temporary title to certain customers' cash, which is included as restricted cash in our financial statements due to customer agreement or regulation (see Note 20).

Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  We assess the collectability of our receivables on a pool basis, which we aggregate by country. We determine historical loss rates for each pool and these historical loss rates represent the primary assumption used in estimating the allowance for doubtful accounts. We monitor the aging of accounts receivables by country along with any significant economic events to identify any current or expected trends and risks within a pool that could impact the collectability of receivables that were not contemplated or relevant during a previous period. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. See "Internal Loss" and "New Accounting Standards" sections below as well as Note 16 for further information.

Right-of-Use Assets
For operating leases, right-of-use assets (and related lease liabilities) are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. See "New Accounting Standards" sections below as well as Note 17 for further information.

Property and Equipment
Property and equipment are recorded at cost.  Depreciation is calculated principally on the straight-line method based on the estimated useful lives of individual assets or classes of assets.

Leased property and equipment meeting financing lease criteria are capitalized at the lower of the present value of the related lease payments or the fair value of the leased asset at the inception of the lease.  Amortization is calculated on the straight-line method based on the lease term. See "New Accounting Standards" section below as well as Note 17 for further information.

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

Goodwill and Other Intangible Assets
Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired.  Intangible assets arising from business acquisitions include customer lists, customer relationships, covenants not to compete, trademarks and other identifiable intangibles.  At December 31, 2020, finite-lived intangible assets have remaining useful lives ranging from 1 to 14 years and are amortized based on the pattern in which the economic benefits are used or on a straight-line basis.

Impairment of Goodwill and Long-Lived Assets
Goodwill is not amortized but is tested for impairment at least annually, as of October 1, and whenever events or circumstances in interim periods indicate that it is more likely than not that an impairment may have occurred. We perform the test of goodwill impairment at the reporting unit level, which is one level below an operating segment. Goodwill is assigned to one or more reporting units at the date of acquisition.

Given the COVID-19 pandemic, impairment indicators were reviewed during the quarter ended June 30, 2020 and we concluded that, due to decreases in our forecasted results, an interim impairment evaluation for all reporting units was necessary. We performed the interim impairment test as of April 30, 2020 and elected to forego the optional qualitative assessment and performed a quantitative goodwill impairment test instead. We estimated the fair value of each reporting unit using a weighting of three valuation methodologies: the Income Approach, the Public Company Market Multiple Method, and the Similar Transactions Method with greatest weight placed on the Income Approach. The resulting reporting unit fair values were compared to each reporting unit's carrying value. As a result of the evaluation, we concluded that goodwill was not impaired, and the fair value of each reporting unit exceeded its carrying value for all reporting units. Fair value exceeded carrying value by 8% for France, and by a range of 21% to 199% for all other reporting units.

During the fourth quarter of 2020, we implemented changes to our organization and management structure which resulted in a change from eight reporting units to nine reporting units:
•U.S.
•Mexico
•Canada
•France
•Brazil
•Global Markets - South America
•Global Markets - Europe
•Global Markets - Middle East, Africa and Global Services
•Global Markets - Asia

Markets – Europe and Global Markets – Middle East, Africa and Global Services were previously one reporting unit.We performed a goodwill impairment test on these new reporting units as of October 1, 2020 and elected to forego the optional qualitative assessment and performed a quantitative goodwill impairment assessment instead. We estimated the fair value of these new reporting units consistent with the methodology described above. The resulting reporting unit fair values were compared to each reporting unit's carrying value. As a result of the evaluation, we concluded that goodwill was not impaired, and the fair value of each reporting unit exceeded its carrying value for all reporting units. Fair value exceeded carrying value by 10% for France, and by a range of 20% to 197% for all other reporting units. The France reporting unit had $94.2 million of goodwill at December 31, 2020.

We completed these goodwill impairment tests, as well as the tests in the previous two years, with no impairment charges required.

Indefinite-lived intangibles are also tested for impairment at least annually by comparing their carrying values to their estimated fair values. We have had no significant impairments of indefinite-lived intangibles in the last three years.

Long-lived assets other than goodwill and other indefinite-lived intangibles are reviewed for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. For long-lived assets other than goodwill that are to be held and used in operations, an impairment is indicated when the estimated total undiscounted cash flow associated with the asset or group of assets is less than carrying value.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. See Note 8 for further information.

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

Income Taxes
Deferred tax assets and liabilities are recorded to recognize the expected future tax benefits or costs of events that have been, or will be, reported in different years for financial statement purposes than tax purposes.  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which these items are expected to reverse.  We recognize tax benefits related to uncertain tax positions if we believe it is more likely than not the benefit will be realized.  We review our deferred tax assets to determine if it is more-likely-than-not that they will be realized.  If we determine it is not more-likely-than-not that a deferred tax asset will be realized, we record a valuation allowance to reverse the previously recognized tax benefit. See Note 5 for further information.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Reform Act”) was enacted into law. The Tax Reform Act included the creation of a new U.S. minimum tax on foreign earnings called the Global Intangible Low-Taxed Income (“GILTI”). We adopted an accounting policy related to the provision of deferred taxes related to GILTI and determined that we would not record deferred taxes with respect to GILTI, but would instead treat GILTI as a current period cost.

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

Argentina
We operate in Argentina through wholly owned subsidiaries and a smaller controlled subsidiary (together "Brink's Argentina"). Revenues from Brink's Argentina represented approximately 5% of our consolidated revenues for the year ended December 31, 2020 and 6% and 7% of our consolidated revenues for the years ended December 31, 2019 and 2018, respectively.

The operating environment in Argentina continues to present business challenges, including ongoing devaluation of the Argentine peso and significant inflation. For the year ended December 31, 2018, the Argentine peso declined by approximately 50% (from 18.6 to 37.6 pesos to the U.S. dollar). For the year ended December 31, 2019, the Argentine peso declined by approximately 37% (from 37.6 to 59.9 pesos to the U.S. dollar). For the year ended December 31, 2020, the Argentine peso declined approximately 29% (from 59.9 to 84.0 pesos to the U.S. dollar).

Beginning July 1, 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, we consolidated Brink's Argentina using our accounting policy for subsidiaries operating in highly inflationary economies beginning with the third quarter of 2018. Argentine peso-denominated monetary assets and liabilities are now remeasured at each balance sheet date using the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In 2020 and in 2019, we recognized $7.7 million and $11.3 million pretax remeasurement losses, respectively. In the second half of 2018, we recognized a $6.2 million pretax remeasurement loss.

At December 31, 2020, Argentina's economy remains highly inflationary for accounting purposes. At December 31, 2020, we had net monetary assets denominated in Argentine pesos of $31.3 million (including cash of $24.4 million) and net nonmonetary assets of $146.2 million (including $99.8 million of goodwill). At December 31, 2020, we had minimal equity securities denominated in Argentine pesos.

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

During the third quarter of 2020 and during the fourth quarter of 2019, we elected to use other market mechanisms to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms generally settle at rates that are less favorable than the rates at which we remeasure the financial statements of Brink’s Argentina. As a result, we recognized $10.4 million in 2020 and $4.7 million in 2019 of such conversion losses when we converted Argentine pesos into U.S. dollars at rates that were approximately 100% and 25% less favorable than the rates at which we remeasured the financial statements of Brink’s Argentina. These conversion losses are classified in the consolidated statements of operations as other operating income (expense).

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

Internal loss
A former non-management employee in our U.S. global services operations embezzled funds from Brink's in prior years. Except for a small deductible amount, the amount of the internal loss related to the embezzlement was covered by our insurance. In an effort to cover up the embezzlement, the former employee intentionally misstated the underlying accounts receivable subledger data. In 2019, we incurred $4.5 million in costs (primarily third party expenses) to reconstruct the accounts receivables subledger. In 2020, we incurred an additional $0.3 million in costs related to this activity. In the third quarter of 2019, we were able to identify $4.0 million of revenues billed and collected in prior periods which had never been recorded in the general ledger.  We also identified and recorded $0.3 million in bank fees, which had been incurred in prior periods. The rebuild of the subledger was completed during the third quarter of 2019. Based on the reconstructed subledger, we were able to analyze and quantify the uncollected receivables from prior periods. Although we plan to attempt to collect these receivables, we estimated an increase to bad debt expense of $13.7 million in the third quarter of 2019.

The estimate of the allowance for doubtful accounts was adjusted in the fourth quarter of 2019 for an additional $6.4 million and again in 2020 for an additional $6.6 million. This estimate will be adjusted in future periods, if needed, as assumptions related to the collectability of these accounts receivable change. At December 31, 2020, we have recorded a $13.1 million allowance on $14.2 million of accounts receivable, or 92%. We have defined accounts receivable impacted by the embezzlement as accounts receivable recorded as of and prior to the third quarter of 2019. Due to the unusual nature of this internal loss and the related errors in the subledger data, along with the fact that management has excluded these amounts when evaluating internal performance, we have excluded these net charges from segment results.

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

Use of Estimates
In accordance with U.S. generally accepted accounting principles (“GAAP”), we have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements.  Actual results could differ materially from those estimates.  The most significant estimates are related to goodwill, intangibles and other long-lived assets, pension and other retirement benefit assets and obligations, legal contingencies, allowance for doubtful accounts, deferred tax assets and purchase price allocations.

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

New Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts with Customers. Under this standard, an entity recognizes an amount of revenue to which it expects to be entitled when the transfer of goods or services to customers occurs. The standard requires expanded disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We adopted this standard effective January 1, 2018 using the modified retrospective method and recognized a cumulative-effect adjustment increasing retained earnings by $1.5 million. The most significant effects of the standard for us are associated with variable consideration and capitalization of costs to obtain contracts, such as sales commissions. Previously, we recognized the impact of pricing changes in the period they became fixed and determinable, and we expensed sales commissions and other costs to obtain contracts as they were incurred. The adoption of this standard has not had a material impact on our consolidated statements of operations or consolidated balance sheets. See Note 2 for further information.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of right-of-use assets and lease liabilities by lessees for certain leases classified as operating leases and also requires expanded disclosures regarding leasing activities. The accounting for financing leases (previously "capital leases") remains substantially unchanged. We have adopted the standard effective January 1, 2019 and will continue to report comparative periods under ASC 840.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the way entities recognize impairment of many financial assets. This new guidance requires immediate recognition of estimated credit losses expected to occur over the life of the asset and incorporates estimated, forward-looking data when measuring lifetime Expected Credit Losses (ECL). The standard was designed to provide greater transparency and understanding of credit risk by requiring enhanced financial statement disclosures which fall into three general categories: ECL estimate methodology and assumptions, quantitative information and metrics, and policy and process explanations. We adopted the standard using the modified retrospective transition method. Results for the reporting period beginning January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. We recognized a cumulative-effect adjustment decreasing retained earnings by $1.7 million on January 1, 2020. The adoption of the standard also resulted in expanded disclosures related to credit losses (see Note 16).

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Reform Act. We adopted ASU 2018-02 effective January 1, 2019 and elected to recognize a cumulative-effect adjustment increasing retained earnings by $28.8 million related to the change in the U.S. federal corporate tax rate.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod tax allocations and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 will be effective for us on January 1, 2021. We do not anticipate a significant impact to our financial statements as a result of the adoption of ASU 2019-12.

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

Taxes collected from customers and remitted to governmental authorities are not included in revenues in the consolidated statements of operations.

Revenue Disaggregated by Reportable Segment and Type of Service

(In millions)	Core Services	High-Value Services	Other Security Services	Total
Twelve months ended December 31, 2020

Reportable Segments:
North America	$702.8	558.6	—	1,261.4
Latin America	650.5	404.6	16.8	1,071.9
Europe	382.0	239.0	132.8	753.8
Rest of World	173.8	411.5	18.5	603.8
Total reportable segments	1,909.1	1,613.7	168.1	3,690.9

Twelve months ended December 31, 2019

Reportable Segments:
North America	$794.6	575.8	—	1,370.4
Latin America	806.9	501.6	11.3	1,319.8
Europe	232.1	185.5	132.0	549.6
Rest of World	119.7	318.0	2.2	439.9
Total reportable segments	1,953.3	1,580.9	145.5	3,679.7

Not Allocated to Segments:
Acquisitions and dispositions	—	(0.5)	—	(0.5)
Internal loss(a)	—	4.0	—	4.0
Total	$1,953.3	1,584.4	145.5	3,683.2

Twelve months ended December 31, 2018

Reportable Segments:
North America	$602.6	498.4	—	1,101.0
Latin America	742.4	527.3	11.9	1,281.6
Europe	247.2	192.4	173.0	612.6
Rest of World	110.0	330.2	2.1	442.3
Total reportable segments	1,702.2	1,548.3	187.0	3,437.5

Not Allocated to Segments:
Venezuela(b)	18.4	33.0	—	51.4
Total	$1,720.6	1,581.3	187.0	3,488.9

(a)See details regarding the Internal loss and the impact on revenues in Note 1.
(b)Represents revenues from our Venezuela operations prior to June 30, 2018 deconsolidation. See Note 1 for details.

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

The opening and closing balances of receivables, contract assets and contract liabilities related to contracts with customers are as follows:

(In millions)	Receivables	Contract Asset	Contract Liability

Opening (January 1, 2020)	$635.6	1.9	12.8
Closing (December 31, 2020)	679.1	0.4	15.1
Increase (decrease)	$43.5	(1.5)	2.3

The amount of revenue recognized in 2020 that was included in the January 1, 2020 contract liability balance was $12.8 million. This revenue consists of services provided to customers who had prepaid for those services prior to the current year.

We also recognized revenue of $1.5 million in 2020 from performance obligations satisfied in the prior year. This amount is a result of changes in the transaction price of our contracts with customers.

Contract Costs
Sales commissions directly related to obtaining new contracts with customers are capitalized when incurred and are then amortized to expense ratably over the term of the contracts. At December 31, 2020, the net capitalized costs to obtain contracts was included in other assets on the consolidated balance sheet. The capitalized amounts at December 31, 2020 and December 31, 2019 as well as amortization expense in 2020 and 2019 were not significant.

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

Note 3 - Segment Information

We identify our operating segments based on how our chief operating decision maker (“CODM”) allocates resources, assesses performance and makes decisions.  Our CODM is our President and Chief Executive Officer.  Our CODM evaluates performance and allocates resources to each operating segment based on a profit or loss measure which, at the reportable segment level, excludes the following:
•Corporate expenses -  includes corporate headquarters costs, regional management costs, currency transaction gains and losses, adjustments to reconcile segment accounting policies to U.S. GAAP, and costs related to global initiatives
•Other items not allocated to segments - certain significant items such as reorganization and restructuring actions that are evaluated on an individual basis by management and are not considered part of the ongoing activities of the business are excluded from segment results. Prior to deconsolidation (see Note 1), results from Venezuela operations were also excluded from our segment results due to the Venezuelan government's restrictions that have prevented us from repatriating funds. We also exclude certain costs, gains and losses related to acquisitions and dispositions of assets and of businesses. Beginning in the third quarter of 2018, we began to consolidate Brink's Argentina using our accounting policy for subsidiaries operating in highly inflationary economies. We have excluded from our segment results the impact of highly inflationary accounting in Argentina, including currency remeasurement losses. Incremental costs (primarily third party expenses) incurred related to the mitigation of material weaknesses and the implementation and adoption of ASU 2016-02, the new lease accounting standard effective for us as of January 1, 2019, are excluded from segment results. We have also excluded from our segment results net charges related to an internal loss in our U.S. global services operations. The net impact includes costs incurred to reconstruct an accounts receivable subledger as well as estimated bad debt expense for uncollectible receivables, partially offset by revenue billed and collected, but not previously recorded as a result of the former non-management employee's embezzlement activities.

We currently serve customers in more than 100 countries, including 52 countries where we operate subsidiaries.

During the fourth quarter of 2020, we implemented changes to our organizational and management structure that resulted in changes to our operating segments. Previously, our business was managed and reported in three operating segments: North America, South America and Rest of World. We now manage our business in four segments, and segment results are reported by these four segments. The four segments are as follows:

•North America – operations in the U.S. and Canada, including the Brink’s Global Services ("BGS") line of business,
•Latin America – operations in Latin American countries where we have an ownership interest, including the BGS line of business. This segment includes operations in Mexico, which was previously reported in the North America segment,
•Europe – operations in European countries which primarily provide services outside of the BGS line of business. This segment includes the BGS line of business within these country operations, and
•Rest of World – operations in European countries which primarily provide BGS services. This segment includes other lines of business within these country operations. This segment also includes operations in the Middle East, Africa and Asia as well as BGS activity in Latin American countries where we do not have an ownership interest.

Previously disclosed information for all periods presented has been revised to reflect our current segment structure.

	Revenues			Operating Profit
	Years Ended December 31,			Years Ended December 31,
(In millions)	2020	2019	2018	2020	2019	2018
Reportable Segments:
North America	$1,261.4	1,370.4	1,101.0	$91.7	104.1	70.9
Latin America	1,071.9	1,319.8	1,281.6	233.6	296.9	254.9
Europe	753.8	549.6	612.6	51.2	42.6	43.0
Rest of World	603.8	439.9	442.3	117.1	75.7	74.1
Total reportable segments	3,690.9	3,679.7	3,437.5	493.6	519.3	442.9
Reconciling Items:
Corporate items:
General, administrative and other expenses	—	—	—	(116.3)	(123.2)	(99.4)
Foreign currency transaction losses	—	—	—	(6.5)	(4.8)	(2.2)
Reconciliation of segment policies to GAAP(a)	—	—	—	10.5	0.3	5.6
Other items not allocated to segments:
Venezuela operations(b)	—	—	51.4	—	—	2.3
Reorganization and Restructuring(c)	—	—	—	(66.6)	(28.8)	(20.6)
Acquisitions and dispositions(d)	—	(0.5)	—	(83.1)	(88.5)	(41.4)
Argentina highly inflationary impact(e)	—	—	—	(10.7)	(14.5)	(8.0)
Internal loss(f)	—	4.0	—	(6.9)	(20.9)	—
Reporting compliance(g)	—	—	—	(0.5)	(2.1)	(4.5)
Total	$3,690.9	3,683.2	3,488.9	$213.5	236.8	274.7

(a)Represents adjustments to bad debt expense reported within the segments to bad debt expense required on a consolidated basis under U.S. GAAP.
(b)Amounts in 2018 represent revenues and operating profit from our Venezuela operations prior to the June 30, 2018 deconsolidation. See Note 1 for details.
(c)Management periodically implements restructuring actions in targeted sections of our business. Due to the unique circumstances around the charges related to these actions, they have not been allocated to segment results.
(d)Certain acquisition and disposition items that are not considered part of the ongoing activities of the business and are special in nature are consistently excluded from segment results. These items include amortization expense for acquisition-related intangible assets and integration, transaction and restructuring costs related to business acquisitions.
(e)Beginning in the third quarter of 2018, we designated Argentina's economy as highly inflationary for accounting purposes. Currency remeasurement gains and losses related to peso-denominated monetary assets and liabilities as well as incremental expense related to nonmonetary assets are excluded from segment results.
(f)See details regarding the impact of the Internal loss at Note 1.
(g)Accounting standard implementation and material weakness remediation. Additional information provided at page 32.

	Years Ended December 31,
(In millions)	2020	2019	2018

Capital Expenditures by Reportable Segment
North America	$27.4	40.7	34.6
Latin America	35.1	80.3	67.8
Europe	33.4	16.2	22.2
Rest of World	16.6	17.3	15.7
Total reportable segments	112.5	154.5	140.3
Corporate items	6.0	10.3	14.8
Total	$118.5	164.8	155.1

Depreciation and Amortization by Reportable Segment
Depreciation and amortization of property and equipment:
North America	$62.3	64.2	58.2
Latin America	44.0	44.8	40.2
Europe	32.2	21.3	20.2
Rest of World	20.0	11.0	11.1
Total reportable segments	158.5	141.3	129.7
Corporate items	9.1	10.8	11.9
Venezuela	—	—	1.1
Argentina highly inflationary impact	1.8	1.8	—
Acquisitions and dispositions	1.0	3.1	—
Reorganization and Restructuring	1.3	0.2	1.9
Depreciation and amortization of property and equipment	171.7	157.2	144.6

Amortization of intangible assets(a)	35.1	27.8	17.7
Total	$206.8	185.0	162.3

(a)Amortization of acquisition-related intangible assets has been excluded from reportable segment amounts.

	December 31,
(In millions)	2020	2019

Assets held by Reportable Segment
North America	$1,327.8	1,355.8
Latin America	1,029.3	1,133.3
Europe	1,432.4	636.2
Rest of World	911.1	372.2
Total reportable segments	4,700.6	3,497.5
Corporate items	435.0	266.3
Total	$5,135.6	3,763.8

	December 31,
(In millions)	2020	2019

Long-Lived Assets by Geographic Area(a)
Non-U.S.:
Mexico	$118.9	129.4
France	74.9	74.1
Brazil	57.9	72.2
Canada	46.2	54.1
Other	269.0	150.0
Subtotal	566.9	479.8
U.S.	271.3	283.5
Total	$838.2	763.3

(a)Long-lived assets include only property and equipment, net.

	Years Ended December 31,
(In millions)	2020	2019	2018

Revenues by Geographic Area(a)
Outside the U.S.:
Brazil	$315.0	440.4	405.4
France	336.7	373.2	428.5
Mexico	366.3	412.4	365.3
Argentina	171.2	214.4	247.2
Canada	129.8	149.8	151.7
Other	1,240.3	868.4	941.5
Subtotal	2,559.3	2,458.6	2,539.6
U.S.	1,131.6	1,224.6	949.3
Total	$3,690.9	3,683.2	3,488.9

(a)Revenues are recorded in the country where service is initiated or performed. No single customer represents more than 10% of total revenue.

	December 31,
(In millions)	2020	2019

Net assets outside the U.S.
France	$155.2	155.4
Netherlands	156.0	—
Mexico	154.0	181.3
Argentina	178.9	166.1
Brazil	224.1	274.1
Hong Kong	116.3	32.5
Other non-U.S. markets	991.5	450.7
Total	$1,976.0	1,260.1

(In millions)	2020	2019	2018

Information about Unconsolidated Equity Method Affiliates:
Carrying value of investments and advances at December 31	$4.9	5.0	4.9
Undistributed earnings at December 31	3.1	3.2	3.5
Share of equity earnings (loss)	0.8	0.9	1.9

Investments in businesses that we do not control, but for which we have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method and our proportionate share of income or loss is recorded in other operating income (expense).

In 2020, the Rest of World segment reported equity earnings of $0.7 million related to an equity method investment with a carrying value of $4.5 million as of December 31, 2020 and undistributed earnings of $2.7 million as of December 31, 2020. In 2020, the Latin America segment reported equity earnings of $0.1 million related to an equity method investment with a carrying value of $0.4 million as of December 31, 2020 and undistributed earnings of $0.4 million as of December 31, 2020.

In 2019, the Rest of World segment reported equity earnings of $0.6 million related to an equity method investment with a carrying value of $4.4 million as of December 31, 2019 and undistributed earnings of $2.6 million as of December 31, 2019. In 2019, the Latin America segment reported equity earnings of $0.3 million related to an equity method investment with a carrying value of $0.6 million as of December 31, 2019 and undistributed earnings of $0.6 million as of December 31, 2019.

In 2018, the Rest of World segment reported equity earnings of $0.9 million related to an equity method investment with a carrying value of $4.2 million and undistributed earnings of $2.8 million as of December 31, 2018. In 2018, the Latin America segment reported equity earnings of $1.0 million related to an equity method investment with a carrying value of $0.7 million and undistributed earnings of $0.7 million as of December 31, 2018.

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

Components of Net Periodic Pension Cost

(In millions)	U.S. Plans			Non-U.S. Plans			Total
Years Ended December 31,	2020	2019	2018	2020	2019	2018	2020	2019	2018

Service cost	$—	—	—	$9.7	9.9	10.5	$9.7	9.9	10.5
Interest cost on projected benefit obligation	26.7	34.1	31.9	11.6	10.4	11.8	38.3	44.5	43.7
Return on assets – expected	(46.2)	(50.7)	(53.6)	(12.1)	(10.3)	(11.1)	(58.3)	(61.0)	(64.7)
Amortization of losses	28.6	19.6	27.7	5.1	4.2	4.6	33.7	23.8	32.3
Amortization of prior service cost	—	—	—	—	0.1	0.5	—	0.1	0.5
Curtailment gain	—	—	—	(1.5)	—	—	(1.5)	—	—
Settlement loss(a)	—	19.3	—	2.4	2.1	1.7	2.4	21.4	1.7
Net periodic pension cost	$9.1	22.3	6.0	$15.2	16.4	18.0	$24.3	38.7	24.0

(a)Settlement losses recognized in the U.S. in 2019 are related to an annuity contract buy-out of approximately 2,600 participants. See "2019 Annuity Contract Buy-out" below. Settlement losses outside the U.S. relate primarily to terminated employees that participate in a Mexican severance indemnity program that is accounted for as a defined benefit plan.

The components of net periodic pension cost other than the service cost component are included in interest and other nonoperating income (expense) in the consolidated statements of operations.

Obligations and Funded Status
Changes in the projected benefit obligation (“PBO”) and plan assets for our pension plans are as follows:

(In millions)	U.S. Plans		Non-U.S. Plans		Total
Years Ended December 31,	2020	2019	2020	2019	2020	2019

Benefit obligation at beginning of year	$826.8	801.9	318.4	264.2	1,145.2	1,066.1
Service cost	—	—	9.7	9.9	9.7	9.9
Interest cost	26.7	34.1	11.6	10.4	38.3	44.5
Participant contributions	—	—	0.7	0.1	0.7	0.1
Plan amendments	—	—	0.3	(0.6)	0.3	(0.6)
Plan combinations	—	—	1.0	1.4	1.0	1.4
Acquisitions	—	—	132.5	—	132.5	—
Curtailments	—	—	(1.5)	(0.8)	(1.5)	(0.8)
Settlements	—	(53.6)	(0.7)	(0.9)	(0.7)	(54.5)
Benefits paid	(44.0)	(49.1)	(21.6)	(18.2)	(65.6)	(67.3)
Actuarial losses	98.5	93.5	42.9	43.2	141.4	136.7
Foreign currency exchange effects	—	—	26.5	9.7	26.5	9.7
Benefit obligation at end of year	$908.0	826.8	519.8	318.4	1,427.8	1,145.2

Fair value of plan assets at beginning of year	$699.3	686.6	215.1	180.6	914.4	867.2
Return on assets – actual	91.2	114.1	49.1	29.2	140.3	143.3
Participant contributions	—	—	0.7	0.1	0.7	0.1
Plan combinations	—	—	1.0	1.4	1.0	1.4
Employer contributions	0.6	0.7	14.2	13.9	14.8	14.6
Acquisitions	—	—	80.3	—	80.3	—
Settlements	—	(53.0)	(0.7)	(0.9)	(0.7)	(53.9)
Benefits paid	(44.0)	(49.1)	(21.6)	(18.2)	(65.6)	(67.3)
Foreign currency exchange effects	—	—	17.7	9.0	17.7	9.0
Fair value of plan assets at end of year	$747.1	699.3	355.8	215.1	1,102.9	914.4

Funded status	$(160.9)	(127.5)	(164.0)	(103.3)	(324.9)	(230.8)

Included in:
Current liability, included in accrued liabilities	$0.6	0.6	2.2	1.3	2.8	1.9
Noncurrent liability	160.3	126.9	161.8	102.0	322.1	228.9
Net pension liability	$160.9	127.5	164.0	103.3	324.9	230.8

Other Changes in Plan Assets and Benefit Recognized in Other Comprehensive Income (Loss)

(In millions)	U.S. Plans		Non-U.S. Plans		Total
Years Ended December 31,	2020	2019	2020	2019	2020	2019

Benefit plan net actuarial losses recognized in accumulated other comprehensive income (loss):
Beginning of year	$(296.6)	(306.0)	(81.5)	(62.0)	(378.1)	(368.0)
Net actuarial gains (losses) arising during the year	(53.5)	(29.5)	(5.9)	(23.5)	(59.4)	(53.0)
Reclassification adjustment for amortization of prior actuarial losses included in net income (loss)	28.6	38.9	7.5	6.3	36.1	45.2
Foreign currency exchange effects	—	—	(2.5)	(2.3)	(2.5)	(2.3)
End of year	$(321.5)	(296.6)	(82.4)	(81.5)	(403.9)	(378.1)

Benefit plan prior service cost recognized in accumulated other comprehensive income (loss):
Beginning of year	$—	—	(0.5)	(1.2)	(0.5)	(1.2)
Prior service credit (cost) from plan amendments during the year	—	—	(0.3)	0.6	(0.3)	0.6
Reclassification adjustment for amortization of prior service cost included in net income (loss)	—	—	—	0.1	—	0.1
Foreign currency exchange effects	—	—	0.2	—	0.2	—
End of year	$—	—	(0.6)	(0.5)	(0.6)	(0.5)

U.S. Plans
The net actuarial losses of $53.5 million in 2020 and $29.5 million in 2019 were mainly driven by changes in the primary U.S. pension plan. The 2020 net actuarial losses arose from a lower discount rate at the end of the year ($93 million) and a loss from updates to the census data ($5 million), partially offset by higher actual return on assets than expected ($45 million). The 2019 net actuarial losses arose from a lower discount rate at the end of the year ($96 million), largely offset by higher actual return on assets than expected ($63 million) and a gain from updating the mortality projection table ($5 million).

Non-U.S. Plans
The net actuarial losses of $5.9 million in 2020 were primarily due to lower discount rates at the end of the year ($45 million), largely offset by actual return on assets being higher than expected ($37 million). The net actuarial losses of $23.5 million in 2019 were primarily due to lower discount rates at the end of the year ($37 million), partially offset by actual return on assets being higher than expected ($19 million).

Information Comparing Plan Assets to Plan Obligations
Information comparing plan assets to plan obligations as of December 31, 2020 and 2019 are aggregated below.  The accumulated benefit obligation (“ABO”) differs from the PBO in that the ABO is based on the benefit earned through the date noted.  The PBO includes assumptions about future compensation levels for plans that have not been frozen.  The total ABO for our U.S. pension plans was $908.0 million in 2020 and $826.8 million in 2019.  The total ABO for our Non-U.S. pension plans was $318.6 million in 2020 and $280.9 million in 2019.

(In millions)	U.S. Plans		Non-U.S. Plans		Total
December 31,	2020	2019	2020	2019	2020	2019

Information for pension plans with an ABO in excess of plan assets:
Fair value of plan assets	$747.1	699.3	62.3	50.8	809.4	750.1
Accumulated benefit obligation	908.0	826.8	149.6	124.2	1,057.6	951.0
Projected benefit obligation	908.0	826.8	175.3	142.1	1,083.3	968.9

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

Assumptions
The weighted-average assumptions used to determine the net pension cost and benefit obligations for our pension plans were as follows:

	U.S. Plans			Non-U.S. Plans
	2020	2019	2018	2020	2019	2018

Discount rate:
Pension cost	3.3%	4.4%	3.7%	3.2%	4.0%	3.5%
Benefit obligation at year end	2.4%	3.3%	4.4%	2.3%	3.2%	4.0%

Expected return on assets – pension cost	7.00%	7.00%	7.25%	3.28%	5.64%	5.62%

Average rate of increase in salaries(a):
Pension cost	N/A	N/A	N/A	2.6%	2.6%	2.6%
Benefit obligation at year end	N/A	N/A	N/A	1.9%	2.6%	2.6%

(a)Salary scale assumptions are determined through historical experience and vary by age and industry.  The U.S. plan benefits are frozen and will not increase due to future salary increases.

Mortality Tables for our U.S. Retirement Benefits
We use the Society of Actuaries base mortality tables for private sector plans, Pri-2012, and the Mercer modified MP-2019 projection scale, with a Blue Collar adjustment factor for the majority of our U.S. retirement plans and a White Collar adjustment factor for our nonqualified U.S. pension plan.

Estimated Future Cash Flows
Estimated Future Contributions from the Company into Plan Assets
Our policy is to fund at least the minimum actuarially determined amounts required by applicable regulations.  We do not expect to make contributions to our primary U.S. pension plan in 2021.  We expect to contribute $9.2 million to our non-U.S. pension plans and $0.6 million to our nonqualified U.S. pension plan in 2021.

Estimated Future Benefit Payments from Plan Assets to Beneficiaries
Projected benefit payments of the plans in the next 10 years using assumptions in effect at December 31, 2020, are as follows:

(In millions)	U.S. Plans	Non-U.S. Plans	Total

2021	$47.7	13.7	61.4
2022	47.8	13.8	61.6
2023	47.9	14.5	62.4
2024	47.8	16.0	63.8
2025	47.7	17.6	65.3
2026 through 2029	234.6	107.7	342.3

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

Components of Net Periodic Postretirement Cost
The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

(In millions)	UMWA Plans			Black Lung and Other Plans			Total
Years Ended December 31,	2020	2019	2018	2020	2019	2018	2020	2019	2018

Service cost	$—	—	—	$0.1	0.2	0.2	$0.1	0.2	0.2
Interest cost on APBO	12.7	17.3	17.1	3.8	3.8	3.2	16.5	21.1	20.3
Return on assets – expected	(13.0)	(13.3)	(16.7)	—	—	—	(13.0)	(13.3)	(16.7)
Amortization of losses	16.5	16.6	20.3	8.3	4.6	5.8	24.8	21.2	26.1
Amortization of prior service cost (credit)	(4.7)	(4.7)	(4.6)	(0.3)	(0.3)	1.1	(5.0)	(5.0)	(3.5)
Curtailment gain	—	—	—	—	(0.1)	—	—	(0.1)	—
Net periodic postretirement cost	$11.5	15.9	16.1	$11.9	8.2	10.3	$23.4	24.1	26.4

The components of net periodic postretirement cost other than the service cost component are included in interest and other nonoperating income (expense) in the consolidated statements of operations.

Obligations and Funded Status
Changes in the accumulated postretirement benefit obligation (“APBO’) and plan assets related to retirement healthcare benefits are as follows:

(In millions)	UMWA Plans		Black Lung and Other Plans		Total
Years Ended December 31,	2020	2019	2020	2019	2020	2019

APBO at beginning of year	$424.6	479.1	112.1	76.5	536.7	555.6
Service cost	—	—	0.1	0.2	0.1	0.2
Interest cost	12.7	17.3	3.8	3.8	16.5	21.1
Plan amendments	—	—	—	(0.3)	—	(0.3)
Acquisitions	—	—	—	0.9	—	0.9
Curtailment	—	—	—	(0.2)	—	(0.2)
Benefits paid	(25.7)	(29.3)	(7.4)	(8.5)	(33.1)	(37.8)
Actuarial (gains) losses, net	28.5	(42.5)	11.8	39.9	40.3	(2.6)
Foreign currency exchange effects	—	—	(2.5)	(0.2)	(2.5)	(0.2)
APBO at end of year	$440.1	424.6	117.9	112.1	558.0	536.7

Fair value of plan assets at beginning of year	$177.9	181.7	—	—	177.9	181.7
Return on assets – actual	14.1	25.9	—	—	14.1	25.9
Employer contributions	—	—	7.4	8.5	7.4	8.5
Net transfers to (from) plan assets	1.7	(0.4)	—	—	1.7	(0.4)
Benefits paid	(25.7)	(29.3)	(7.4)	(8.5)	(33.1)	(37.8)
Fair value of plan assets at end of year	$168.0	177.9	—	—	168.0	177.9

Funded status	$(272.1)	(246.7)	(117.9)	(112.1)	(390.0)	(358.8)

Included in:
Current, included in accrued liabilities	$—	—	10.3	11.0	10.3	11.0
Noncurrent	272.1	246.7	107.6	101.1	379.7	347.8
Retirement benefits other than pension liability	$272.1	246.7	117.9	112.1	390.0	358.8

Other Changes in Plan Assets and Benefit Recognized in Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) of our retirement benefit plans other than pensions are as follows:

(In millions)	UMWA Plans		Black Lung and Other Plans		Total
Years Ended December 31,	2020	2019	2020	2019	2020	2019

Benefit plan net actuarial gain (loss) recognized in accumulated other comprehensive income (loss):
Beginning of year	$(219.2)	(290.9)	(78.1)	(42.9)	(297.3)	(333.8)
Net actuarial gains (losses) arising during the year	(27.4)	55.1	(11.8)	(39.9)	(39.2)	15.2
Reclassification adjustment for amortization of prior actuarial losses included in net income (loss)	16.5	16.6	8.3	4.6	24.8	21.2
Foreign currency exchange effects	—	—	1.3	0.1	1.3	0.1
End of year	$(230.1)	(219.2)	(80.3)	(78.1)	(310.4)	(297.3)

Benefit plan prior service (cost) credit recognized in accumulated other comprehensive income (loss):
Beginning of year	$28.0	32.7	1.4	1.5	29.4	34.2
Prior service credit from plan amendments during the year	—	—	—	0.3	—	0.3
Reclassification adjustment for amortization or curtailment of prior service cost included in net income (loss)	(4.7)	(4.7)	(0.3)	(0.4)	(5.0)	(5.1)
Foreign currency exchange effects	—	—	(0.2)	—	(0.2)	—
End of year	$23.3	28.0	0.9	1.4	24.2	29.4

UMWA Plans
The net actuarial losses of $27.4 million in 2020 arose primarily due to a lower discount rate at the end of the year ($37 million). This was partially offset by favorable medical claims experience ($10 million). The net actuarial gains of $55.1 million in 2019 arose primarily as a result of favorable medical claims experience ($53 million), the removal of the excise tax liability due as noted in "Excise Tax on High-Cost Health Plans" below ($29 million), the return on assets being higher than expected ($13 million) and mortality and trend tables update ($6 million) and updates to the UMWA census data ($4 million). These were largely offset by a lower discount rate at the end of the year ($50 million).

Black Lung and Other Plans
We recognized net actuarial losses of $11.8 million in 2020. This was primarily due to a lower discount rate compared to the prior period ($8 million) and updates to the black lung census data ($5 million), partially offset by less than expected claims ($3 million). We recognized net actuarial losses of $39.9 million in 2019. This was primarily due to assumption changes for the claims approval ratings and legal and administrative expenses ($27 million), updates to the black lung census data ($8 million) and a lower discount rate compared to the prior period ($5 million), partial offset by mortality table updates ($3 million).

Assumptions
See Mortality Tables for our U.S. Retirement Benefits on page 91 for a description of the mortality assumptions.

The APBO for each of the plans was determined using the unit credit method and assumed rates as follows:

	2020	2019	2018

Weighted-average discount rate:
Postretirement cost:
UMWA plans	3.2%	4.3%	3.6%
Black lung	3.1%	4.2%	3.5%
Weighted-average	3.3%	4.4%	3.7%
Benefit obligation at year end:
UMWA plans	2.3%	3.2%	4.3%
Black lung	2.2%	3.1%	4.2%
Weighted-average	2.4%	3.3%	4.4%
Expected return on assets	8.00%	8.00%	8.00%

Healthcare Cost Trend Rates
For UMWA plans, the assumed healthcare cost trend rate used to compute the 2020 APBO is 5.9% for 2021, declining to 5.0% in 2030 and thereafter (in 2019: 6.5% for 2020 declining to 5.0% in 2027 and thereafter).  For the black lung obligation, the assumed healthcare cost trend rate used to compute the 2020 APBO was 5.0%.  Other plans in the U.S. provide for fixed-dollar value coverage for eligible participants and, accordingly, are not adjusted for inflation.

For the Canadian plan, the assumed healthcare cost trend rate used to compute the 2020 APBO is 5.9% for 2021, declining to 5.0% in 2030.  For the Brazilian plan, the assumed healthcare cost trend rate used to compute the 2020 APBO is 3.8%.

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

Cash Flows
Estimated Contributions from the Company to Plan Assets
Based on the funded status and assumptions at December 31, 2020, we expect the Company to contribute $10.3 million in cash to the plans to pay 2021 beneficiary payments for black lung and other plans.  We do not expect to contribute cash to our UMWA plans in 2021 since we believe these plans have sufficient amounts held in trust to pay for beneficiary payments until 2029 based on actuarial assumptions.  Our UMWA plans are not covered by ERISA or other funding laws or regulations that require these plans to meet funding ratios.

Estimated Future Benefit Payments from Plan Assets to Beneficiaries
Projected benefit payments of the plans in the next 10 years using assumptions in effect at December 31, 2020, are as follows:

(In millions)	UMWA Plans	Black Lung and Other Plans	Total

2021	$29.7	10.3	40.0
2022	29.1	9.6	38.7
2023	28.8	9.0	37.8
2024	28.1	8.4	36.5
2025	27.5	7.8	35.3
2026 through 2029	126.7	31.7	158.4

Retirement Plan Assets
U.S. Plans

		December 31, 2020			December 31, 2019
(In millions, except for percentages)	Fair Value Level	Total Fair Value	% Actual Allocation	% Target Allocation	Total Fair Value	% Actual Allocation	% Target Allocation

U.S. Pension Plans
Cash, cash equivalents and receivables		$3.7	—	—	3.8	—	—
Equity securities:
U.S. large-cap(a)	1	117.3	16	15	83.6	12	12
U.S. small/mid-cap(a)	1	46.7	6	6	34.7	5	5
International(a)	1	117.8	16	15	106.2	15	15
Emerging markets(b)	1	15.6	2	2	14.0	2	2
Dynamic asset allocation(c)	1	31.4	4	4	28.3	4	4
Fixed-income securities:
Long duration - mutual fund(d)	1	292.8	46	48	277.3	48	48
Long duration - Treasury strips(d)	2	49.6			53.9
High yield(e)	1	—	—	—	13.9	2	2
Emerging markets(f)	1	—	—	—	14.0	2	2
Other types of investments:
Core property(g) (l)		37.0	5	5	36.3	5	5
Structured credit(h) (l)		35.2	5	5	33.3	5	5
Total		$747.1	100	100	699.3	100	100

UMWA Plans
Cash, cash equivalents and receivables		$0.5	—	—	0.8	—	—
Equity securities:
U.S. large-cap(a)	1	32.2	19	19	32.8	19	19
U.S. small/mid-cap(a)	1	13.3	8	8	13.8	8	8
International(a)	1	40.2	24	24	40.4	23	24
Emerging markets(b)	1	7.0	4	4	6.9	4	4
Dynamic asset allocation(c)	1	10.9	7	7	12.1	7	7
Fixed-income securities:
High yield(e)	1	3.4	2	2	3.5	2	2
Emerging markets(f)	1	6.8	4	4	6.9	4	4
Multi asset real return(i)	1	8.3	5	5	8.6	5	5
Other types of investments:
Core property(g) (l)		14.1	9	10	20.3	11	10
Structured credit(h) (l)		10.2	6	5	9.6	5	5
Global private equity(j) (l)		13.9	8	7	14.8	8	7
Energy debt(k) (l)		7.2	4	5	7.4	4	5
Total		$168.0	100	100	177.9	100	100
(a)These categories include a passively managed U.S. large-cap equity mutual fund, an actively managed U.S. small/mid-cap equity and a Non-U.S. equity mutual fund that track various indices such as the S&P 500 Index, the Russell 2500 Index and the MSCI All Country World Ex-U.S. Index.
(b)This category represents an actively managed mutual fund that invests primarily in equity securities of emerging market issuers.  Emerging market countries are those countries that are characterized as developing or emerging by any of the World Bank, the United Nations, the International Finance Corporation, or the European Bank for Reconstruction and Development or included in an emerging markets index by a recognized index provider.
(c)This category represents an actively managed mutual fund that seeks to generate, over time, a total return in excess of the broad U.S. equity market by selecting investments from among a broad range of asset classes based upon the manager's expectations of risk and return.  The fund’s allocations among asset classes may be adjusted over short periods and can vary from multiple to a single asset class.
(d)This category represents actively managed mutual funds that seek to duplicate the risk and return characteristics of an intermediate to a long-term fixed-income security portfolio with an approximate duration of 10 to15 years and longer. This is achieved by using an intermediate duration credit bond fund and a long duration credit bond mutual fund.  This category also includes Treasury future contracts and zero-coupon securities created by the U.S. Treasury.
(e)This category represents an actively managed mutual fund that invests primarily in fixed-income securities rated below investment grade, including corporate bonds and debentures, convertible and preferred securities and zero-coupon obligations. The fund’s average weighted maturity may vary and will generally not exceed ten years.
(f)This category represents an actively managed mutual fund that invests primarily in U.S. dollar-denominated debt securities of government, government-related and corporate issuers in emerging market countries, as well as entities organized to restructure the outstanding debt of such issuers.
(g)This category represents an actively managed real estate fund of funds that seeks both current income and long-term capital appreciation through investing in underlying funds that acquire, manage, and dispose of commercial real estate properties.  These properties are high-quality, low-leveraged, income-generating office, industrial, retail, and multi-family properties, generally fully-leased to creditworthy companies and governmental entities.
(h)This category invests primarily in a diversified portfolio comprised primarily of collateralized loan obligations and other structured credit investments backed primarily by bank loans.
(i)This category represents an actively managed mutual fund that invests primarily in fixed income and equity securities and commodity linked instruments. The category seeks total returns that exceed the rate of inflation over a full market cycle regardless of market conditions.
(j)This category will offer exposure to a diversified pool of global private assets fund investments.  Further, the category will seek to shorten the duration of the typical private assets fund of funds through a dedicated focus on secondary strategies (i.e. funds whose investment strategy is to purchase interests in other private market investments/funds as a way to provide the original investors liquidity prior to the end of those investments’/funds’ contracted end date), income-producing investment strategies (e.g. debt, real estate, and to a lesser extent, real assets), and underlying funds whose stated life is five to seven years, as opposed to the more typical 10-year life of private assets funds.
(k)This category invests in credit securities of commodity oriented companies affected by the dislocation in the commodity markets with the investment objective of producing an equity like return with less downside risk than equity or commodity investments.
(l)In accordance with ASC Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

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

The global private equity investment cannot be redeemed due to the nature of the underlying investments. As the global private equity investment matures and becomes fully invested, liquidating distributions will be provided back to investors.  We expect to receive liquidating distributions over the stated life of the underlying investments.  We have $5 million in unfunded commitments related to the global private equity investment.

Most of the investments of our U.S. retirement plans can be redeemed daily. The structured credit investments can be redeemed quarterly with 65 days’ notice. The core property fund investment can be redeemed quarterly with 95 days’ notice. The energy debt investment can be redeemed semi-annually with 95 days' notice after the three year lock up expires.

We believe all plans have sufficient liquidity to meet the needs of the plans' beneficiaries in all market scenarios.

Non-U.S. Plans

	December 31, 2020			December 31, 2019
(In millions, except for percentages)	Total Fair Value	% Actual Allocation	% Target Allocation	Total Fair Value	% Actual Allocation	% Target Allocation
Non-U.S. Pension Plans
Cash and cash equivalents	$0.5	—	—	0.5	—	—
Equity securities:
U.S. equity funds(a)	32.6			30.2
Canadian equity funds(a)	44.1			41.4
European equity funds(a)	3.7			3.6
Emerging markets(a)	5.6			5.0
Other global equity funds(a)	31.4			25.0
Total equity securities	117.4	33	32	105.2	49	50
Fixed-income securities:
Canadian fixed-income securities(b)	6.2			—
European fixed-income funds(c)	12.4			9.1
High-yield(d)	1.8			1.6
Emerging markets(e)	2.1			1.8
Long-duration(f)	77.3			79.5
Total fixed-income securities	99.8	28	27	92.0	43	41
Other types of investments:
Guaranteed contract value(g)	120.2	34	35	—
Property funds(h)	8.0	5	6	8.1
Global infrastructure fund(i)	7.9			7.5
Other	2.0			1.8
Total other types of investments	138.1			17.4	8	9
Total	$355.8	100	100	215.1	100	100

(a)These categories are comprised of equity index actively and passively managed funds that track various indices such as S&P 500 Composite Total Return Index, Russell 2500 Index, MSCI World Index, S&P/TSX Total Return Index and others.  Some of these funds use a dynamic asset allocation investment strategy seeking to generate total return over time by selecting investments from among a broad range of asset classes, investing primarily through the use of derivatives.
(b)This category represents actively managed mutual funds that seek to duplicate the risk and return characteristics of an intermediate to a long-term fixed-income security portfolio with an approximate duration of 10 to15 years and longer. This is achieved by using an intermediate duration credit bond fund and a long duration credit bond mutual fund. This category also includes Canadian-dollar denominated zero-coupon securities issued by the Canadian Federal and Provincial governments, and agencies thereof.
(c)This category is primarily designed to generate income and exhibit volatility similar to that of the Sterling denominated bond market. This category primarily invests in investment grade or better securities.
(d)This category consists of global high-yield bonds. This category invests in lower rated and unrated fixed income, floating rate and other debt securities issued by European and American companies.
(e)This category consists of a diversified portfolio of debt securities issued by governments, financial institutions, companies or other entities domiciled in emerging market countries.
(f)This category is designed to achieve a return consistent with holding longer term debt instruments. This category invests in interest rate and inflation derivatives, government-issued bonds, real-return bonds, and futures contracts.
(g)This represents the guaranteed contract value of insurance contracts in the Netherlands pension plan.
(h)This category offers exposure to limited partnerships invested in diversified real estate, participating mortgages, and property for development and resale.
(i)This category is a limited partnership invested in fund of funds designed to acquire and maintain a diversified portfolio of global infrastructure investments (within targeted sub-sectors with varied maturities) that realizes a minimum of 10% annual return over a three-year rolling period.

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

Non-U.S. Plans - Fair Value Measurements

(In millions)	December 31, 2020	December 31, 2019

Quoted prices in active markets for identical assets (Level 1)	$186.0	177.9
Significant other observable inputs (Level 2)	10.3	—
Guaranteed contract value (Level 3)(a)	120.2	—
Net asset value per share practical expedient(b)	39.3	37.2
Total fair value	$355.8	215.1

(a)In 2020, we acquired operations in the Netherlands as part of the U.K.-based G4S plc ("G4S") acquisition. As a result, we acquired insurance contract assets related to the Netherlands pension plan. These investments are valued at the highest value available at year end, either the reported cash surrender value of the contract or the vested benefit obligation ("VBO"). The VBO for a defined benefit pension plan is the actuarial present value of the vested benefits to which the employee is currently entitled but based on the employee's expected date of separation or retirement. Both the cash surrender value and the VBO are determined based on unobservable inputs, which are contractually or actuarially determined, regarding returns, fees, the present value of the future cash flows of the contract and benefit obligations. The contract is classified as a Level 3 investment.
(b)In accordance with ASC Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

Savings Plans
We sponsor various defined contribution plans to help eligible employees provide for retirement.  We record expense for amounts that we contribute on behalf of employees, usually in the form of matching contributions. Prior to April 1, 2020, we matched the first 2% of employees’ eligible contributions to our U.S. 401(k) plan. In April 2020, we temporarily suspended matching contributions. Our matching contribution expense is as follows:

(In millions)
Years Ended December 31,	2020	2019	2018

U.S. 401(K)	$2.0	6.5	5.0
Other plans	9.9	4.9	4.9
Total	$11.9	11.4	9.9

Note 5 - Income Taxes

	Years Ended December 31,
(In millions)	2020	2019	2018

Income (loss) from continuing operations before income taxes
U.S.	$(72.9)	(90.2)	(32.9)
Foreign	152.2	183.7	75.4
Income from continuing operations before income taxes	$79.3	93.5	42.5

Provision (benefit) for income taxes from continuing operations
Current tax expense (benefit)
U.S. federal	$(0.8)	(0.8)	(2.3)
State	(0.6)	4.3	0.7
Foreign	86.2	90.8	92.1
Current tax expense	84.8	94.3	90.5

Deferred tax expense (benefit)
U.S. federal	(7.9)	(30.4)	(7.5)
State	(1.6)	(4.8)	(2.9)
Foreign	(18.7)	1.9	(10.1)
Deferred tax expense (benefit)	(28.2)	(33.3)	(20.5)
Provision for income taxes of continuing operations	$56.6	61.0	70.0

	Years Ended December 31,
(In millions)	2020	2019	2018

Comprehensive provision (benefit) for income taxes allocable to
Continuing operations	$56.6	61.0	70.0
Discontinued operations	(0.2)	0.2	—
Other comprehensive income (loss)	(12.4)	0.4	5.0
Equity	(0.6)	—	—
Comprehensive provision for income taxes	$43.4	61.6	75.0

Rate Reconciliation
The following table reconciles the difference between the actual tax rate on continuing operations and the statutory U.S. federal income tax rate of 21% for 2020, 2019 and 2018.

	Years Ended December 31,
(In percentages)	2020	2019	2018

U.S. federal tax rate	21.0%	21.0%	21.0%
Increases (reductions) in taxes due to:
Venezuela deconsolidation and devaluations	—	—	62.4
Foreign rate differential	12.9	17.3	39.3
Taxes on cross border income, net of credits	11.0	9.3	22.6
Tax on accelerated U.S. income(a)	—	(7.9)	—
Adjustments to valuation allowances	6.6	16.0	13.1
Foreign income taxes	10.6	13.7	18.9
Tax reform	—	—	(4.9)
French business tax	3.7	3.0	8.0
State income taxes, net	(1.6)	(2.2)	(1.3)
Share-based compensation	(3.1)	(4.8)	(14.4)
Acquisition costs	6.0	—	—
Other	4.3	(0.2)	—
Actual income tax rate on continuing operations	71.4%	65.2%	164.7%

(a)In 2019, we recognized a benefit of $7.3 million related to a previously recognized $23.5 million current tax expense that accelerated U.S. taxable income in 2015.

Components of Deferred Tax Assets and Liabilities

	December 31,
(In millions)	2020	2019

Deferred tax assets
Pension liabilities	$85.3	62.1
Retirement benefits other than pensions	67.5	61.2
Lease liabilities	72.3	62.8
Workers’ compensation and other claims	35.6	37.0
Property and equipment, net	39.2	31.0
Other assets and liabilities	108.7	93.6
Net operating loss carryforwards	74.8	51.7
Foreign tax and other tax credits(a)	81.6	76.8
Subtotal	565.0	476.2
Valuation allowances	(128.1)	(118.3)
Total deferred tax assets	436.9	357.9

Deferred tax liabilities
Right-of-use assets, net	68.3	59.3
Goodwill and other intangibles	60.0	17.4
Other assets and miscellaneous	36.4	28.9
Deferred tax liabilities	164.7	105.6
Net deferred tax asset	$272.2	252.3

Included in:
Noncurrent assets	314.9	273.5
Noncurrent liabilities	(42.7)	(21.2)
Net deferred tax asset	$272.2	252.3

(a)U.S. foreign tax credits of $77.4 million have a 10 year carryforward period and the remaining credits of $4.2 million have various carryforward periods. The U.S. foreign tax credits and other U.S. tax credits have a valuation allowance.

Valuation Allowances
Valuation allowances relate to deferred tax assets for certain federal credit carryforwards, certain state and non-U.S. jurisdictions.  Based on our analysis of positive and negative evidence including historical and expected future taxable earnings, and a consideration of available tax-planning strategies, we believe it is more-likely-than-not that we will realize the benefit of the existing deferred tax assets, net of valuation allowances, at December 31, 2020.

	Years Ended December 31,
(In millions)	2020	2019	2018

Valuation allowances:
Beginning of year	$118.3	100.7	98.9
Expiring tax credits	(0.4)	(0.3)	(0.6)
Acquisitions and dispositions	4.9	3.1	(0.7)
Changes in judgment about deferred tax assets(a)	(2.4)	5.3	—
Other changes in deferred tax assets, charged to:
Income from continuing operations	8.1	10.0	6.1
Other comprehensive income (loss)	(0.3)	—	(0.3)
Foreign currency exchange effects	(0.1)	(0.5)	(2.7)
End of year	$128.1	118.3	100.7

(a)Changes in judgment about valuation allowances are based on a recognition threshold of “more-likely-than-not” of realizing beginning-of-year balances of deferred tax assets. Amounts are recognized in income from continuing operations.

Net Operating Losses
The gross amount of the net operating loss carryforwards as of December 31, 2020, was $526.8 million.  The tax benefit of net operating loss carryforwards, before valuation allowances, as of December 31, 2020, was $74.8 million, and expires as follows:

(In millions)	Federal	State	Foreign	Total

Years of expiration
2021-2025	$—	—	10.6	10.6
2026-2030	—	0.8	2.5	3.3
2031 and thereafter	—	14.1	2.7	16.8
Unlimited	—	0.7	43.4	44.1
	$—	15.6	59.2	74.8

Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
(In millions)	2020	2019	2018

Uncertain tax positions:
Beginning of year	$12.0	9.5	10.4
Increases related to prior-year tax positions	—	0.2	0.3
Decreases related to prior-year tax positions	(0.2)	(0.8)	—
Increases related to current-year tax positions	2.3	1.4	1.3
Increases related to acquisitions	4.1	3.1	—
Decreases related to acquisitions	—	—	(0.2)
Settlements	(2.1)	(0.1)	(0.4)
Effect of the expiration of statutes of limitation	(1.4)	(1.3)	(1.1)
Foreign currency exchange effects	(0.7)	—	(0.8)
End of year	$14.0	12.0	9.5

Included in the balance of unrecognized tax benefits at December 31, 2020, are potential benefits of approximately $13.5 million that, if recognized, will reduce the effective tax rate on income from continuing operations.

We recognize accrued interest and penalties related to unrecognized tax benefits in provision (benefit) for income taxes. We reverse interest and penalty accruals when a statute of limitation lapses or when we otherwise conclude the amounts should not be accrued.  The impact of interest and penalties on the 2020, 2019 and 2018 tax provisions was not significant. We had accrued interest and penalties of $5.7 million at December 31, 2020, and $5.4 million at December 31, 2019.

We file income tax returns in the U.S. federal and various state and foreign jurisdictions. With a few exceptions, as of December 31, 2020, we were no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2017. Additionally, due to statute of limitations expirations and audit settlements, it is reasonably possible that approximately $2.7 million of currently remaining unrecognized tax positions may be recognized by the end of 2021.

Note 6 - Property and Equipment

The following table presents our property and equipment that is classified as held and used:

	December 31,
(In millions)	2020	2019

Land	$53.1	51.9
Buildings	229.1	211.0
Leasehold improvements	269.2	236.0
Vehicles	686.6	646.3
Capitalized software(a)	233.4	213.4
Other machinery and equipment	742.4	667.3
	2,213.8	2,025.9
Accumulated depreciation and amortization	(1,375.6)	(1,262.6)
Property and equipment, net	$838.2	763.3

(a)Amortization of capitalized software costs included in continuing operations was $14.7 million in 2020, $15.7 million in 2019 and $16.5 million in 2018.

Note 7 - Acquisitions and Dispositions

In 2020, we acquired multiple business operations from G4S plc ("G4S") at different times during the year. In 2019, we acquired four business operations. In 2018, we acquired one business operation and additionally acquired a controlling interest in a second business operation. We accounted for these acquisitions as business combinations using the acquisition method. Under the acquisition method of accounting, assets acquired and liabilities assumed from these operations are recorded at fair value on the date of acquisition. The consolidated statements of operations include the results of operations for each acquired entity from the date of acquisition.

G4S Acquisitions
On February 26, 2020, we announced that we agreed to acquire the majority of the cash management operations of U.K.-based G4S, with closings planned in multiple phases in 2020. In March 2020, we acquired 100% of the capital stock of G4S International Logistics Group Limited, a company which directly or indirectly owns controlling interests in multiple businesses providing secure international transportation of valuables. In the second quarter of 2020, we acquired cash management operations from G4S located in the Netherlands, Belgium, Ireland, Hong Kong, Cyprus, Romania, the Czech Republic, Malaysia, the Dominican Republic and the Philippines. In the third quarter of 2020, we acquired operations in Indonesia, Estonia, Latvia and Lithuania. For the majority of the acquisitions in the second and third quarters of 2020, we acquired 100% of the ownership interests. In Malaysia, the Dominican Republic, the Philippines and Indonesia, we acquired ownership interests of less than 100%. We believe that we meet the accounting criteria for consolidating these subsidiaries. In the aggregate, the purchase consideration for the G4S acquisitions in 2020 is $709.7 million. We also paid G4S approximately $111 million for net intercompany receivables from the acquired subsidiaries (included in accounts payable, income taxes payable and accrued liabilities in the consolidated statement of cash flows). The operations we have acquired through December 31, 2020, which represent approximately 90% of the total estimated purchase price, generated approximately $740 million in revenues in 2019. See Note 26 – Subsequent Events for further discussion.

The contingent consideration noted in the following table below is related to the acquisition of the Malaysia operations. The consideration will be paid when minimum dividend distributions are received by Brink's relating to cash on the balance sheets of the Malaysia subsidiaries as of the acquisition date. We used a probability-weighted approach to estimate the fair value of the contingent consideration. The fair value of the contingent consideration reflected in the table below is the full $22 million that remains potentially payable as of December 31, 2020 as we believe it is unlikely that the contingent consideration payments will be reduced.

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

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration
Cash paid through December 31, 2020	$686.5
Contingent consideration	22.0
Liabilities assumed from seller	1.6
Receivable from seller	(0.4)
Fair value of purchase consideration	$709.7

Fair value of net assets acquired
Cash	$218.2
Restricted cash	30.1
Accounts receivable	135.2
Other current assets	24.9
Property and equipment, net	119.7
Right-of-use assets, net	66.5
Intangible assets(a)	175.9
Goodwill(b)	422.5
Other noncurrent assets	18.2
Current liabilities	(281.0)
Lease liabilities	(61.3)
Other noncurrent liabilities	(95.0)
Fair value of net assets acquired	$773.9
Less: Fair value of noncontrolling interest	(64.2)
Fair value of purchase consideration	$709.7
(a)Intangible assets are composed of customer relationships ($176 million fair value and 15 year amortization period).
(b)Consists of intangible assets that do not qualify for separate recognition, combined with synergies expected from integrating G4S operations with our existing operations. Goodwill has been provisionally assigned to the Global Markets-Europe reporting unit ($190 million), the Global Markets-Asia reporting unit ($160 million), the Global Markets-MEA & GS reporting unit ($70 million) and the Global Markets-South America reporting unit ($3 million). We do not currently expect goodwill in these reporting units to be deductible for tax purposes.

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

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration
Cash paid through December 31, 2020	$135.7
Indemnification asset	(1.9)
Fair value of purchase consideration	$133.8

Fair value of net assets acquired
Cash	$1.4
Accounts receivable	8.9
Other current assets	0.5
Property and equipment, net	2.4
Intangible assets(a)	49.0
Goodwill(b)	85.1
Other noncurrent assets	5.8
Current liabilities	(11.4)
Noncurrent liabilities	(7.9)
Fair value of net assets acquired	$133.8

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

Dunbar Armored, Inc. ("Dunbar")
U.S. cash management business

On August 13, 2018, we acquired 100% of the shares of Dunbar for approximately $541 million. We paid cash of approximately $541 million, which is net of approximately $6 million received from the seller in the fourth quarter of 2020 related to a working capital adjustment. The Dunbar business is being integrated with our existing Brink's U.S. operations. This acquisition has expanded our customer base in the U.S. as a result of Dunbar's focus on small-to-medium sized retailers and financial institutions. Dunbar has approximately 5,400 employees, 78 branches and over 1,600 armored vehicles across its operations.

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

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration
Cash paid through December 31, 2020	$540.5
Fair value of purchase consideration	$540.5

Fair value of net assets acquired
Cash	$25.8
Accounts receivable	31.9
Other current assets	11.7
Property and equipment, net	56.6
Intangible assets(a)	162.0
Goodwill(b)	304.1
Other noncurrent assets	21.1
Current liabilities	(29.5)
Noncurrent liabilities	(43.2)
Fair value of net assets acquired	$540.5

(a)Intangible assets are composed of customer relationships ($148 million fair value and 15 year amortization period) and rights related to the trade name ($14 million fair value and 8 year amortization period).
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

For these three business acquisitions (BI, COMEF and TVS), we estimated fair values for the assets purchased and liabilities assumed as of the date of the acquisitions. These estimated amounts are aggregated in the following table. The determination of estimated fair value required management to make significant estimates and assumptions. We finalized our purchase price accounting for these business acquisitions in 2020.

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration
Cash paid through December 31, 2020	$60.6
Contingent consideration	1.6
Indemnification asset	(13.3)
Fair value of purchase consideration	$48.9

Fair value of net assets acquired
Cash	$6.5
Accounts receivable	4.5
Property and equipment, net	7.1
Intangible assets(a)	24.3
Goodwill(b)	34.3
Other current and noncurrent assets	2.0
Current liabilities	(15.2)
Noncurrent liabilities	(14.6)
Fair value of net assets acquired	$48.9

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

Actual and Pro Forma (unaudited) disclosures

The pro forma consolidated results of Brink’s presented below are unaudited and reflect a hypothetical ownership on January 1, 2019 of the businesses we acquired during 2020 and a hypothetical ownership on January 1, 2018 for the businesses we acquired in 2019.

(In millions)	Revenue	Net income attributable to Brink's

Actual results included in Brink's consolidated 2020 and 2019 results for businesses acquired in 2020 and 2019 from the date of acquisition

Twelve months ended December 31, 2020
G4S	$442.7	10.5
Total	$442.7	10.5

Twelve months ended December 31, 2019
Rodoban	$66.0	4.6
Other acquisitions(a)	16.1	0.2
Total	$82.1	4.8

(a)Includes the actual results of Balance Innovations, COMEF and TVS.

(In millions)	Revenue	Net income attributable to Brink's

Pro forma results of Brink's for the twelve months ended December 31,
2020
Brink's as reported	$3,690.9	16.0
G4S(a)	192.0	(4.2)
Total	$3,882.9	11.8

2019
Brink's as reported	$3,683.2	29.0
G4S(a)	740.0	10.7
Rodoban(a)	0.6	—
Other acquisitions(a)	26.8	1.6
Total	$4,450.6	41.3

(a)Represents amounts prior to acquisition by Brink's.

Acquisition costs

We have incurred $19.3 million in transaction costs related to business acquisitions in 2020 ($7.9 million in 2019 and $6.7 million in 2018). These costs are classified in the consolidated statement of operations as selling, general and administrative expenses.

Acquisition of noncontrolling interest

In November 2018, we completed the acquisition of the 42% noncontrolling interest in our consolidated subsidiary, Brink's de Colombia, S.A. We now own 100% of the shares of this subsidiary and we accounted for this increase in ownership interest as an equity transaction.

Dispositions

On January 1, 2020, we sold 100% of our ownership interest in a French security services company for a net sales price of approximately
$11 million. We recognized a $4.5 million gain on the sale of this business, which is reported in interest and other nonoperating income (expense) in the consolidated statements of operations. The French security services company was part of the Europe reportable segment and reported revenues of $3 million in 2019.

On June 1, 2018, we sold 100% of our ownership interest in a French airport security services company for a net sales price of approximately $19 million. On a cumulative basis, we have recognized a $10.8 million gain on the sale of this business, which is reported in interest and other nonoperating income (expense) in the consolidated statements of operations. The French airport security services company was part of the Europe reportable segment and reported revenues of $79 million in 2017.

Note 8 - Goodwill and Other Intangible Assets

Goodwill
The changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2020 and 2019 are as follows:

	December 31, 2020
(In millions)	Beginning Balance	Acquisitions/ Dispositions(a)	Currency	Ending Balance

Goodwill:
North America	$347.8	—	0.1	347.9
Latin America	248.5	1.8	(28.0)	222.3
Europe	106.5	187.7	30.7	324.9
Rest of World	81.8	229.5	12.8	324.1
Total Goodwill	$784.6	419.0	15.6	1,219.2

(a)Includes adjustments related to prior year acquisitions ($0.9 million in Latin America).

	December 31, 2019
(In millions)	Beginning Balance	Acquisitions/ Dispositions(a)	Currency	Ending Balance

Goodwill:
North America	$329.8	17.6	0.4	347.8
Latin America	157.3	99.6	(8.4)	248.5
Europe	108.7	—	(2.2)	106.5
Rest of World	82.8	0.2	(1.2)	81.8
Total Goodwill	$678.6	117.4	(11.4)	784.6

(a)Includes adjustments related to prior year acquisitions ($3.1 million decrease in North America and $0.2 million increase in Rest of World).

Intangible Assets
The following table summarizes our other intangible assets by category:

	December 31, 2020			December 31, 2019
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average amortization period

Customer relationships	$509.0	(109.2)	399.8	$322.3	(80.3)	242.0	12.2
Indefinite-lived trade names	7.8	—	7.8	8.2	—	8.2	—
Finite-lived trade names	20.1	(9.1)	11.0	20.7	(7.1)	13.6	5.4
Developed technology	8.6	(1.5)	7.1	8.7	(0.8)	7.9	9.5
Other	4.6	(4.2)	0.4	6.1	(5.3)	0.8	2.6
Total	$550.1	(124.0)	426.1	$366.0	(93.5)	272.5

Total amortization expense for our finite-lived intangible assets was $35.1 million in 2020 and $27.8 million in 2019.  Our estimated aggregate amortization expense for finite-lived intangibles recorded at December 31, 2020, for the next five years is as follows:

(In millions)	2021	2022	2023	2024	2025

Amortization expense	$36.4	35.3	34.9	34.5	33.9

Note 9 - Prepaid Expenses and Other

	December 31,
(In millions)	2020	2019

Prepaid expenses	$126.4	81.6
Income tax receivable	23.5	25.7
Other	42.9	20.7
Prepaid expenses and other	$192.8	128.0

Note 10 - Other Assets

	December 31,
(In millions)	2020	2019

Deposits	$30.7	23.6
Deferred profit sharing asset	10.7	10.9
Income tax receivable	7.3	17.1
Derivative instruments	20.4	5.0
Equity method investment in unconsolidated entities	4.9	5.0
Stop loss insurance receivable	14.5	17.0
Cash surrender value of life insurance policies	0.9	0.9
Indemnification asset	17.5	20.6
Debt issue costs	6.0	5.5
Marketable securities	24.8	12.0
Other	62.7	49.4
Other assets	$200.4	167.0

Note 11 - Accumulated Other Comprehensive Income (Loss)

The following tables provide the components of other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive income (loss) into earnings:

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)

2020

Amounts attributable to Brink's:
Benefit plan adjustments	$(98.5)	22.7	56.7	(12.7)	(31.8)
Foreign currency translation adjustments(b)	19.6	—	—	—	19.6
Gains (losses) on cash flow hedges	1.1	(2.5)	(12.3)	4.9	(8.8)
	(77.8)	20.2	44.4	(7.8)	(21.0)

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	0.2	—	—	—	0.2
Foreign currency translation adjustments	4.6	—	—	—	4.6
	4.8	—	—	—	4.8

Total
Benefit plan adjustments(a)	(98.3)	22.7	56.7	(12.7)	(31.6)
Foreign currency translation adjustments(b)	24.2	—	—	—	24.2
Gains (losses) on cash flow hedges(c)	1.1	(2.5)	(12.3)	4.9	(8.8)
	$(73.0)	20.2	44.4	(7.8)	(16.2)

2019

Amounts attributable to Brink's:
Benefit plan adjustments	$(38.0)	4.4	61.4	(9.9)	17.9
Foreign currency translation adjustments	(0.9)	—	—	0.1	(0.8)
Gains (losses) on cash flow hedges	(18.8)	4.8	(0.2)	0.2	(14.0)
	(57.7)	9.2	61.2	(9.6)	3.1

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	0.8	—	—	—	0.8
	0.8	—	—	—	0.8

Total
Benefit plan adjustments(a)	(38.0)	4.4	61.4	(9.9)	17.9
Foreign currency translation adjustments(b)	(0.1)	—	—	0.1	—
Gains (losses) on cash flow hedges(c)	(18.8)	4.8	(0.2)	0.2	(14.0)
	$(56.9)	9.2	61.2	(9.6)	3.9

See page 110 for footnote explanations.

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)

2018

Amounts attributable to Brink's:
Benefit plan adjustments	$(31.4)	8.6	65.0	(13.3)	28.9
Foreign currency translation adjustments	(151.6)	—	107.2	(0.3)	(44.7)
Gains (losses) on cash flow hedges	0.3	—	(0.2)	—	0.1
	(182.7)	8.6	172.0	(13.6)	(15.7)

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	(0.8)	—	—	—	(0.8)
	(0.8)	—	—	—	(0.8)

Total
Benefit plan adjustments(a)	(31.4)	8.6	65.0	(13.3)	28.9
Foreign currency translation adjustments(b)	(152.4)	—	107.2	(0.3)	(45.5)
Gains (losses) on cash flow hedges(c)	0.3	—	(0.2)	—	0.1
	$(183.5)	8.6	172.0	(13.6)	(16.5)

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

	December 31,
(In millions)	2020	2019	2018

Total net periodic retirement benefit cost included in:
Cost of revenues	$7.7	7.8	8.4
Selling, general and administrative expenses	2.1	2.3	2.3
Interest and other nonoperating income (expense)	37.9	52.7	39.7

(b)2020 foreign currency translation adjustment amounts arising during the current period reflect primarily the strengthening of the euro and various currencies related to the G4S acquisition, partially offset by devaluation of the Mexican peso and Brazilian real. 2018 foreign currency translation adjustment amounts reclassified to net income are due to the deconsolidation of Venezuela (see Note 1). 2018 foreign currency translation adjustment amounts arising during the current period reflect primarily the devaluation of the Argentine peso (prior to the July 1, 2018 highly inflationary designation) and Brazilian real.
(c)Pretax gains and losses on cash flow hedges are classified in the consolidated statements of operations as
•other operating income (expense) ($22.1 million gain in 2020, $5.8 million gain in 2019 and no gains or losses in 2018.)
•interest expense ($9.8 million of expense in 2020 and $5.7 million of expense in 2019.)
•interest and other nonoperating income (expense) (no gains or losses in 2020, no gains or losses in 2019 and no gains or losses in 2018.)

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

(In millions)	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2017	$(601.0)	(327.4)	1.1	0.7	(926.6)
Other comprehensive income (loss) before reclassifications	(22.8)	(151.6)	—	0.3	(174.1)
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	51.7	106.9	—	(0.2)	158.4
Other comprehensive income (loss) attributable to Brink's	28.9	(44.7)	—	0.1	(15.7)
Cumulative effect of change in accounting principle(a)	—	—	(1.1)	—	(1.1)
Acquisitions of noncontrolling interests	—	(9.9)	—	—	(9.9)
Balance as of December 31, 2018	(572.1)	(382.0)	—	0.8	(953.3)
Other comprehensive income (loss) before reclassifications	(33.6)	(0.9)	—	(14.0)	(48.5)
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	51.5	0.1	—	—	51.6
Other comprehensive income (loss) attributable to Brink's	17.9	(0.8)	—	(14.0)	3.1
Cumulative effect of change in accounting principle(b)	(28.8)	—	—	—	(28.8)
Balance as of December 31, 2019	(583.0)	(382.8)	—	(13.2)	(979.0)
Other comprehensive income (loss) before reclassifications	(75.8)	19.6	—	(1.4)	(57.6)
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	44.0	—	—	(7.4)	36.6
Other comprehensive income (loss) attributable to Brink's	(31.8)	19.6	—	(8.8)	(21.0)
Balance as of December 31, 2020	$(614.8)	(363.2)	—	(22.0)	(1,000.0)

(a)We adopted ASU 2016-01 (see Note 1) effective January 1, 2018 and recognized a cumulative-effect adjustment to retained earnings.
(b)We adopted ASU 2018-02 (see Note 1) effective January 1, 2019 and recognized a cumulative-effect adjustment to retained earnings.

Note 12 - Fair Value of Financial Instruments

Investments in Marketable Securities
We have investments in mutual funds and equity securities that are carried at fair value in the financial statements and are included in other assets on the consolidated balance sheet. For these investments, fair value was based on quoted market prices, which we have categorized as a Level 1 valuation.

Fixed-Rate Debt
The fair value and carrying value of our fixed-rate debt, excluding any unamortized debt issuance costs, are as follows:

	December 31,
(In millions)	2020	2019

$600 million Senior unsecured notes
Carrying value	$600.0	600.0
Fair value	640.9	624.7

$400 million Senior unsecured notes
Carrying value	$400.0	—
Fair value	426.8	—

The fair value estimate of our senior unsecured notes was based on the present value of future cash flows, discounted at rates for similar instruments at the measurement date, which we have categorized as a Level 3 valuation.

Forward and Swap Contracts
We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At December 31, 2020, the notional value of our outstanding foreign currency forward and swap contracts was $427 million, with average maturities of approximately one month.  These foreign currency forward and swap contracts primarily offset exposures in the euro, the British pound and the Mexican peso and are not designated as hedges for accounting purposes. Accordingly, changes in their fair value are recorded immediately in earnings. At December 31, 2020, the fair value of our short term foreign currency contracts was a net asset of approximately $2.4 million, of which $3.5 million was included in prepaid expenses and other and $1.1 million was included in accrued liabilities on the consolidated balance sheet. At December 31, 2019, the fair value of these foreign currency contracts was a net asset of approximately $0.6 million, of which $0.8 million was included in prepaid expenses and other and $0.2 million was included in accrued liabilities on the consolidated balance sheet.

Amounts under these contracts were recognized in other operating income (expense) and in interest and other nonoperating income and expense as follows:

	Twelve Months Ended December 31,
(In millions)	2020	2019	2018

Derivative instrument gains (losses) included in other operating income (expense)	$(3.0)	6.9	7.7

Derivative instrument losses included in other nonoperating income (expense)(a)	(7.0)	—	—

(a)Represents net losses on foreign currency forward contracts related to 2020 and anticipated 2021 acquisition of business operations from G4S.

In the first quarter of 2019, we entered into a long term cross currency swap contract to hedge exposure in Brazilian real, which is designated as a cash flow hedge for accounting purposes. At December 31, 2020, the notional value of this long term contract was $97 million with a weighted-average maturity of 1.9 years. At December 31, 2020, the fair value of the long term cross currency swap contract was a $23.6 million net asset, of which a $3.2 million asset is included in prepaid expense and other and a $20.4 million asset is included in other assets on the consolidated balance sheet. At December 31, 2019, the fair value of the long term cross currency swap contract was a $2.1 million net asset, of which a $4.9 million asset is included in other assets and a $2.8 million liability is included in accrued liabilities on the consolidated balance sheet.

Amounts under this contract were recognized in other operating income (expense) to offset transaction gains or losses and in interest expense as follows:

	Twelve Months Ended December 31,
(In millions)	2020	2019

Derivative instrument gains included in other operating income (expense)	$22.1	5.8

Offsetting transaction losses	(22.1)	(5.8)

Derivative instrument losses included in interest expense	(1.9)	(5.1)

Net derivative instrument gains	20.2	0.7

In the first quarter of 2016, we entered into two interest rate swaps to hedge cash flow risk associated with changes in variable interest rates and are designated as cash flow hedges for accounting purposes. At December 31, 2020, the notional value of these contracts was $40 million with a weighted-average maturity of 0.2 years. At December 31, 2020, the fair value of these interest rate swaps was a liability of $0.1 million and was included in accrued liabilities on the consolidated balance sheet. At December 31, 2019, the fair value of these interest rate swaps was an asset of $0.2 million and was included in prepaid expenses and other on the consolidated balance sheet. The effect of these swaps is included in interest expense and was not significant in 2020, 2019 or 2018.

In the first quarter of 2019, we entered into ten interest rate swaps that hedge cash flow risk associated with changes in variable interest rates and that are designated as cash flow hedges for accounting purposes. At December 31, 2020, the notional value of these contracts was $400 million with a remaining weighted-average maturity of 1.6 years. At December 31, 2020, the fair value of these interest rate swaps was a net liability of $29.0 million, of which $9.7 million was included in accrued liabilities and $19.3 million was included in other liabilities on the consolidated balance sheet. At December 31, 2019, the fair value of these interest rate swaps was a net liability of $15.0 million, of which $3.6 million was included in accrued liabilities and $11.4 million was included in other liabilities on the consolidated balance sheet.

The effect of these swaps is included in interest expense.

	Twelve Months Ended December 31,
(In millions)	2020	2019

Derivative instrument losses included in interest expense	$7.7	1.0

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

There were no transfers in or out of any of the levels of the valuation hierarchy in 2020.

Note 13 - Accrued Liabilities

	December 31,
(In millions)	2020	2019

Payroll and other employee liabilities	$159.1	140.8
Taxes, except income taxes	112.2	98.1
Income taxes payable	21.6	26.7
Acquisition-related obligations	—	7.8
Workers’ compensation and other claims	31.6	26.1
Cash held by cash management services operations(a)	19.1	26.3
Cash supply chain deposit liability	113.7	47.4
Retirement benefits (see Note 4)	13.1	12.9
Operating lease liabilities	77.2	65.9
Accrued interest	17.5	6.0
Contract liability	15.1	12.8
Derivative instruments	10.9	6.7
Other	188.1	150.9
Accrued liabilities	$779.2	628.4

(a)Title to cash received and processed in certain of our secure cash management services operations transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we record a liability while the cash is in our possession.

Note 14 - Other Liabilities

	December 31,
(In millions)	2020	2019

Workers’ compensation and other claims	$75.0	81.3
Post-employment benefits	7.2	7.2
Asset retirement and remediation obligations	26.8	18.6
Acquisition-related obligations	25.7	1.5
Derivative instruments	19.3	11.3
Noncurrent tax liabilities	16.1	15.3
Deferred compensation	10.6	10.9
Other	70.3	37.0
Other liabilities	$251.0	183.1

Note 15 - Debt

	December 31,
(In millions)	2020	2019

Debt:
Short-term borrowings
Restricted cash borrowings (year-end weighted-average interest rate of 0.0% in 2020 and 0.0% in 2019(a)	$—	10.3
Other (year-end weighted-average interest rate of 5.4% in 2020 and 8.8% in 2019)	14.2	4.0
Total short-term borrowings	$14.2	14.3

Long-term debt
Bank credit facilities:
Term loan A (year-end effective interest rate of 2.1% in 2020 and 3.5% in 2019)
less unamortized issuance cost of $5.4 million in 2020 and $3.0 million in 2019	$1,292.4	767.0
Senior unsecured notes (year-end effective interest rate of 4.6% and 5.5% respectively for "2017 Senior Notes" and "2020 Senior Notes" in 2020 and 4.6% in 2019)
less unamortized issuance cost of $12.5 million in 2020 and $7.1 million in 2019	987.5	592.9
Revolving Credit Facility (year-end weighted average interest rate of 3.5% in 2019)	—	115.0
Other primarily non-U.S. dollar-denominated facilities (year-end weighted-
average interest rate of 1.9% in 2020 and 7.0% in 2019)	40.2	4.9
Financing leases (year-end weighted-average interest rate of 4.0% in 2020 and 4.9% in 2019)	151.4	149.5
Total long-term debt	$2,471.5	1,629.3

Total Debt	$2,485.7	1,643.6

Included in:
Current liabilities	$151.5	88.8
Noncurrent liabilities	2,334.2	1,554.8
Total debt	$2,485.7	1,643.6

(a)The 2019 amount is for a short-term borrowing related to cash borrowed under lending arrangements used in the process of managing customer cash supply chains, which has been classified as restricted cash and not available for general corporate purposes. In the third quarter of 2020, due to the change of contractual agreements, these funds no longer fall under the definition of restricted cash borrowings. See Note 20 for more details.

Long-Term Debt

Senior Secured Credit Facility
In April 2020, we amended our senior secured credit facility (the “Senior Secured Credit Facility”) with Bank of America, N.A. as administrative agent to increase the term loan borrowing by $590 million. After the amendment, the Senior Secured Credit Facility consisted of a $1 billion revolving credit facility (the "Revolving Credit Facility") and $1.39 billion of term loans (the "Term Loans"). The proceeds from the incremental term loan borrowings were used to repay outstanding principal under the Revolving Credit Facility as well as certain fees, costs and expenses related to the closing of the G4S acquisition.

In June 2020, we amended our Revolving Credit Facility to, among other things, change the methodology for calculating the Company’s leverage ratio by using a net first lien leverage ratio (net secured debt leverage ratio) instead of a total net debt leverage ratio. Under the amended agreement, the maximum net first lien leverage ratio for the remainder of 2020 is 4.25x.

All loans under the Revolving Credit Facility and the Term Loans mature five years after the date of the first amendment to the Senior Secured Credit Facility (February 8, 2024). Principal payments for the Term Loans are due quarterly in an amount equal to 1.25% of the initial loan amount with a final lump sum payment due on February 8, 2024. Interest rates for the Senior Secured Credit Facility are based on LIBOR plus a margin or an alternate base rate plus a margin. The Revolving Credit Facility allows us to borrow money or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of December 31, 2020, $1 billion was available under the Revolving Credit Facility. The obligations under the Senior Secured Credit Facility are secured by a first-priority lien on all or substantially all of the assets of the Company and certain of its domestic subsidiaries, including a first-priority lien on equity interests of certain of the Company’s direct and indirect subsidiaries. The Company and certain of its domestic subsidiaries also guarantee the obligations under the Senior Secured Credit Facility.

The margin on both LIBOR and alternate base rate borrowings under the Senior Secured Credit Facility is based on the Company’s total net debt leverage ratio. The margin on LIBOR borrowings, which can range from 1.25% to 2.50%, was 2% at December 31, 2020. The margin on alternate base rate borrowings, which can range from 0.25% to 1.50%, was 1% as of December 31, 2020. We also pay an annual commitment fee on unused portion the Revolving Credit Facility based on the Company’s total net leverage ratio. The commitment fee, which can range from 0.15% to 0.35%, was 0.3% as of December 31, 2020.

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

In October 2017, we issued at par ten-year senior unsecured notes (the "2017 Senior Notes" and together with the 2020 Senior Notes, the "Senior Notes") in the aggregate principal amount of $600 million. The 2017 Senior Notes will mature on October 15, 2027, bearing an annual interest rate of 4.625%. The 2017 Senior Notes are general unsecured obligations guaranteed by certain of the Company’s existing and future U.S. subsidiaries, which are also guarantors under the Senior Secured Credit Facility.

The Senior Notes have not been and will not be registered under the Securities Act of 1933 (the “Securities Act”) or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Senior Notes were offered in the United States only to persons reasonably believed to be qualified institutional buyers in reliance on the exception from registration set forth in Rule 144A under the Securities Act and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act.

The aggregate proceeds from the Senior Secured Credit Facility and the 2017 Senior Notes were used in part to repay certain prior indebtedness and certain fees and expenses related to the closing of the transactions. Borrowings were used for working capital needs, capital expenditures, acquisitions and other general corporate purposes. The aggregate proceeds from the 2020 Senior Notes were used in part to repay certain existing indebtedness incurred in connection with the G4S acquisition, finance the remaining G4S acquisition transactions and pay certain fees and expenses related to the transactions. Remaining net proceeds from the 2020 Senior Notes were used for working capital needs, capital expenditures, acquisitions and other general corporate purposes.

Letter of Credit and Bank Guarantee Facilities
We have four committed letters of credit facilities totaling $68 million, of which approximately $21 million was available at December 31, 2020. At December 31, 2020, we had undrawn letters of credit and guarantees of $47 million issued under these facilities. We have two $10 million facilities. The first $10 million facility expires in April 2022 while the second $10 million facility has no expiration date. The $32 million facility expires in December 2022 and the $16 million facility expires in January 2024.

We have two uncommitted letter of credit facilities totaling $55 million, of which approximately $32 million was available at December 31, 2020. At December 31, 2020, we had undrawn letters of credit of $23 million issued under these facilities. The $40 million facility expires in December 2021 and the $15 million facility has no expiration date.

The Senior Secured Credit Facility is also available for issuance of letters of credit and bank guarantees.

Minimum repayments of long-term debt are as follows:

(In millions)	Financing leases	Other long-term debt	Total

2021	$37.5	99.8	137.3
2022	36.2	70.8	107.0
2023	28.8	71.0	99.8
2024	22.3	1,090.5	1,112.8
2025	14.4	404.6	419.0
Later years	12.2	601.3	613.5
Total	$151.4	2,338.0	2,489.4

The Senior Secured Credit Facility, Senior Unsecured Notes, the letter of credit facilities and bank guarantee facilities contain various financial and other covenants. The financial covenants, among other things, limit our ability to provide liens, restrict fundamental changes, limit transactions with affiliates and unrestricted subsidiaries, restrict changes to our fiscal year and to organizational documents, limit asset dispositions, limit the use of proceeds from asset sales, limit sale and leaseback transactions, limit investments, limit the ability to incur debt, restrict certain payments to shareholders, limit negative pledges, limit the ability to change the nature of our business, provide for a maximum consolidated net leverage ratio and provide for minimum coverage of interest costs. If we were not to comply with the terms of our various financing agreements, the repayment terms could be accelerated and the commitments could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other financing agreements. We were in compliance with all covenants at December 31, 2020.

Financing Leases
Property and equipment acquired under financing leases are included in property and equipment as follows:

	December 31,
(In millions)	2020	2019

Asset class:
Buildings	$4.1	4.1
Vehicles	276.9	267.5
Machinery and equipment	17.4	5.1
	298.4	276.7
Less: accumulated amortization	(128.9)	(114.2)
Total	$169.5	162.5

Note 16 - Accounts Receivable and Credit Losses

Accounts receivable

	December 31,
(In millions)	2020	2019

Trade	$629.1	595.4
Other	80.7	70.4
Total accounts receivable	709.8	665.8
Allowance for doubtful accounts	(30.7)	(30.2)
Accounts receivable, net	$679.1	635.6

Credit losses

We are exposed to credit losses primarily through sales of our Core and High-Value services to customers with operations in the U.S. as well as customers in more than 100 countries outside the U.S. We typically invoice our customers on a monthly basis and payment terms are generally between 30 and 60 days.

We assess currently expected credit losses in our financial assets on a pool basis by aggregating financial assets with similar risk characteristics. We have pooled the financial assets by geographical location, specifically by country, because of the similarities within each country such as customers, payment terms, and services offered. Loss experience is monitored for each pool and we determine historical loss rates for each pool. These historical loss rates are the main assumption used in estimating expected credit losses over the life of the financial assets.

We monitor the aging of accounts receivables by country and write off any accounts that are deemed uncollectible. We also monitor any significant economic events to identify any current or expected trends and risks within a pool that could impact the collectability of outstanding accounts receivables balances that were not contemplated or relevant during a previous period.

The following table is a rollforward of the allowance for doubtful accounts:

	Years Ended December 31,
(In millions)	2020	2019	2018

Allowance for doubtful accounts:
Beginning of year	$30.2	10.1	11.2
Cumulative effect of change in accounting principle	2.3	—	—
Provision for uncollectible accounts receivable(a)	14.6	22.8	1.4
Write offs and recoveries	(17.0)	(2.2)	(0.9)
Foreign currency exchange effects	0.6	(0.5)	(1.6)
End of year	$30.7	30.2	10.1

(a)The provision includes a $13.1 million allowance in 2020 and a $19.2 million allowance in 2019 related to the internal loss in our U.S. global services operations. See Note 1 for details.

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

Our leases do not contain any material residual value guarantees or material restrictive covenants.

The components of lease assets and liabilities were as follows:

		December 31,
(In millions)	Balance sheet classification	2020	2019
Assets:
Operating lease assets	Right-of-use assets, net	$322.0	$270.3
Finance lease assets	Property and equipment, net	169.5	162.5
Total leased assets		$491.5	$432.8

Liabilities:
Current:
Operating	Accrued liabilities	$77.2	$65.9
Financing	Current maturities of long-term debt	37.5	32.5
Noncurrent:
Operating	Lease liabilities	267.2	218.4
Financing	Long-term debt	113.9	117.0
Total lease liabilities		$495.8	$433.8

The components of lease expense were as follows:

	Years Ended December 31,
(In millions)	2020	2019

Operating lease cost(a)	$131.4	$97.2
Short-term lease cost	18.9	27.2
Finance lease cost:
Amortization of related assets	28.2	27.4
Interest on related liabilities	7.1	7.4
Total lease cost	$185.6	$159.2

(a)Includes variable lease costs, which are immaterial.

Net rent expense and amortization expense and interest on finance leases included in continuing operations was $151.3 million for the twelve months ended December 31, 2018.

Other information related to leases was as follows:

	Years Ended December 31,
(In millions, except for lease term and discount rate)	2020	2019

Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$100.4	$96.0
Operating cash flows from finance leases	7.1	7.4
Financing cash flows from finance leases	34.8	29.4
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	123.6	56.3
Finance leases	37.9	59.7

Weighted Average Remaining Lease Term

Operating leases	7.2 years	7.2 years
Finance leases	4.5 years	5.2 years

Weighted Average Discount Rate

Operating leases	6.6%	6.9%
Finance leases	4.9%	4.9%

As of December 31, 2020, future minimum lease payments under noncancellable operating leases with initial or remaining lease terms in excess of one year were as follows:

(In millions)	Facilities	Vehicles	Other	Total

2021	$68.1	9.2	18.7	96.0
2022	56.2	5.7	12.9	74.8
2023	47.5	3.3	8.6	59.4
2024	39.9	1.4	5.4	46.7
2025	31.0	0.7	1.3	33.0
Later years	132.6	0.8	—	133.4
Total Lease Payments	$375.3	21.1	46.9	443.3
Less: Interest	93.8	1.8	3.3	98.9
Present value of lease liabilities	$281.5	$19.3	43.6	344.4

As of December 31, 2020, minimum repayments of long-term debt under financing leases were as follows:

(In millions)

2021	$37.5
2022	36.2
2023	28.8
2024	22.3
2025	14.4
Later years	12.2
Total	$151.4

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

There are 4.6 million shares underlying the 2017 Plan that are authorized, but not yet granted.  Outstanding awards at December 31, 2020, include performance share units, restricted stock units, deferred stock units, performance-based stock options, time-based stock options and certain awards that will be settled in cash.

Compensation Expense
Compensation expense is measured using the fair-value-based method. Prior to 2020, for employee and director awards considered equity grants, compensation expense was recognized from the award or grant date to the earlier of the retirement-eligible date or the vesting date. In 2020, the retirement eligibility provisions for many employee awards were changed on a go-forward basis to require a six month notification period prior to actual retirement. For these awards, we recognize expense from the grant date to six months after the participant's retirement eligible date. For awards considered liability awards, compensation cost is based on the change in the fair value of the instrument for each reporting period and the percentage of the requisite service that has been rendered. Compensation cost associated with liability awards was not significant in 2019 or 2018.

Compensation expenses are classified as selling, general and administrative expenses in the consolidated statements of operations.
Compensation expenses for the last three years and the amount of unrecognized expense for awards outstanding at December 31, 2020, were as follows:

	Compensation Expense			Unrecognized Expense for Nonvested Awards at	Weighted-average No. of Years Unrecognized Expense to be Recognized
	Years Ended December 31,			Dec 31, 2020
(in millions except years)	2020	2019	2018

Performance Share Units	$20.2	25.8	15.8	$17.7	1.5
Market Share Units	—	—	0.1	—	0.0
Restricted Stock Units	6.0	6.6	6.6	9.4	1.7
Deferred Stock Units and fees paid in stock	1.2	1.2	1.2	0.3	0.3
Performance-based Options	2.3	8.1	4.5	0.3	0.1
Time-based Options	1.6	1.0	—	1.8	1.6
Cash based awards	1.4	—	—	1.3	1.9
Share-based payment expense	32.7	42.7	28.2
Income tax benefit	(7.4)	(9.2)	(6.5)
Share-based payment expense, net of tax	$25.3	33.5	21.7

Value of Distributed or Exercised Awards
The value of shares distributed or options exercised in the last three years is as follows:

	Value of Shares Distributed or Exercised(a)
	Years Ended December 31,
(in millions)	2020	2019	2018

Performance Share Units	$33.3	28.7	25.3
Market Share Units	—	—	8.2
Restricted Stock Units	6.9	11.8	8.0
Deferred Stock Units and fees paid in stock	0.6	0.9	0.7
Performance-based Options(a)	0.5	5.4	—
Time-based vesting Options(a)	—	—	2.2
Total	$41.3	46.8	44.4

Income tax benefit realized	$9.0	10.2	9.9

(a)Intrinsic value for options.

Restricted Stock Units (“RSUs”)
We granted RSUs to select senior executives and employees in the last three years that contain only a service condition.  RSUs are paid out in shares of Brink’s stock when the awards vest.  For RSUs granted during the last three years, the units generally vest ratably in three equal annual installments.  In 2020, we additionally granted RSUs that will vest after a stated two year service condition has been met.

We measure the fair value of RSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period. The weighted-average fair value per share at grant date was $70.85 in 2020, $78.28 in 2019 and $72.31 in 2018.  The weighted-average discount was approximately 2% in each of 2020, 2019 and 2018.

The following table summarizes RSU activity during 2020:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share

Nonvested balance as of December 31, 2019	172.7	$71.87
Activity from January 1 to December 31, 2020:
Granted	178.6	70.85
Forfeited	(12.5)	78.86
Conversion to cash settled awards(a)	(1.3)	72.80
Vested	(85.7)	67.44
Nonvested balance as of December 31, 2020	251.8	$72.30

(a)Certain RSUs were modified in the first quarter of 2020 to change the awards' classification from share-settled to cash-settled. The weighted-average grant date fair value per share shown above is the removal of the original fair value.

Performance Share Units (“PSUs”)
We granted Internal Metric PSUs ("IM PSUs") and Total Shareholder Return PSUs ("TSR PSUs") to certain senior executives and employees in the last three years.

IM PSUs contain a performance condition as well as a service condition. We measure the fair value of these PSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period. IM PSUs granted in 2020, 2019 and 2018 have a three year performance period.

IM PSUs will be paid out in shares of Brink’s stock when the awards vest. For the IM PSUs granted in 2020, 2019 and 2018, the number of shares paid out ranges from 0% to 200% of an employee’s award, depending on the achievement of pre-established financial goals over the performance period. Shares are not paid out if the financial results do not meet a pre-established threshold level of performance.

TSR PSUs contain a market condition as well as a service condition. We measure the fair value of TSR PSUs at the grant date using a Monte Carlo simulation model. TSR PSUs granted have a three year performance period and typically vest at the end of three years. TSR PSUs are paid out in shares of Brink’s stock when the awards vest. The number of shares paid out ranges from 0% to 200% of an employee's award for the 2020, 2019 and 2018 TSR PSU grants, depending on Brink's relative TSR rank among a selected peer group.

The following table summarizes all PSU activity during 2020:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share

Nonvested balance as of December 31, 2019	564.2	$70.10
Activity from January 1 to December 31, 2020:
Granted	248.4	83.68
Forfeited	(27.0)	76.32
Conversion to cash settled awards(a)	(4.6)	65.42
Vested(b)	(204.3)	56.72
Nonvested balance as of December 31, 2020	576.7	$80.43

(a)Certain IM PSUs were modified in the first quarter of 2020 to change the awards' classification from share-settled to cash-settled. The weighted-average grant date fair value per share shown above is the removal of the original fair value.
(b)The vested PSUs presented are based on the target amount of the award. In accordance with the terms of the underlying award agreements, the actual shares earned and distributed for the performance period ended December 31, 2019 were 394.0 thousand, compared to target shares of 204.3 thousand,

The following table provides the terms and weighted-average assumptions used in the Monte Carlo simulation model for the TSR PSUs granted in 2020, 2019 and 2018:

Terms and Assumptions Used to Estimate Grant Date Fair Value	2020 TSR PSUs	2019 TSR PSUs	2018 TSR PSUs

Terms of awards:
Performance period	Jan. 1, 2020 to	Jan. 1, 2019 to	Jan. 1, 2018 to
	Dec. 31, 2022	Dec. 31, 2021	Dec. 31, 2020

Weighted-average assumptions used to estimate fair value:
Expected dividend yield(a)	0.7%	0.8%	0.8%
Expected stock price volatility(b)	29.6%	30.8%	29.9%
Risk-free interest rate(c)	1.4%	2.5%	2.4%
Contractual term in years	2.9	2.8	2.9

Weighted-average fair value estimates at grant date:
In millions	$3.6	$3.0	3.2
Fair value per share	$94.53	$105.16	79.05

(a)TSR is determined assuming that dividends are reinvested. The stock price projection in the Monte Carlo simulation model assumed a 0% dividend yield, which is mathematically equivalent to reinvesting dividends over the performance period. For the valuation of the TSR PSU, because the holders of the awards have no rights to any dividend paid during the vesting period, we applied a dividend yield in the Monte Carlo simulation model to reduce the projected stock price as of the grant date.
(b)The expected stock price volatility was calculated on the grant date for the most recent term equivalent to the contractual term in years.
(c)The risk-free interest rate on each date of grant is the rate for a zero-coupon U.S. Treasury bill that was commensurate with the grant date contractual term.

Market Share Units (“MSUs”)
We previously granted MSUs. At December 31, 2020 and December 31, 2019, there were no remaining outstanding MSUs.

Options
Prior to 2019, we granted primarily performance-based stock options to select senior executives. These performance-based awards have a service condition as well as a market condition. We measure the fair value of these awards at the grant date using a Monte Carlo simulation model. No performance-based options were granted after 2018.

In 2020, 2019 and 2017, we granted time-based vesting stock options to certain senior executives. We measure the fair value of these awards at the grant date using the Black-Scholes-Merton option pricing model.

When vested, options entitle the holder to purchase a specified number of shares of Brink’s stock at a price set at the date the options were granted.  The option price for Brink’s options was equal to the market price of Brink’s stock on the award date.  Options granted to employees have a maximum term of six years.

Performance-Based Option Activity
The table below summarizes the activity associated with grants of performance-based options:

	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted-Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(a) (in millions)

Outstanding at December 31, 2019(b)	1,191.1	$50.51	$11.52
Granted	—	—	—
Forfeited or expired	—	—	—
Exercised(b)	(26.1)	52.75	27.14
Outstanding at December 31, 2020(b)(c)	1,165.0	$50.46	$11.17	2.2	$25.7

Of the above, as of December 31, 2020:
Exercisable	757.8	$38.11		1.7	$25.7
Expected to vest in future periods(d)	407.2	$73.45		3.0	$—

(a)The intrinsic value of a stock option is the difference between the market price of the shares underlying the option and the exercise price of the option.  The market price at December 31, 2020 was $72.00.
(b)Certain performance-based stock options were modified in the second quarter of 2019. The weighted-average grant date fair value per share for the outstanding options at December 31, 2019, the options exercised in 2020 and for the outstanding options at December 31, 2020 reflects the inclusion of the modified fair value per share.
(c)There were 485.0 thousand exercisable performance-based options with a weighted average exercise price of $29.87 at December 31, 2019 and no exercisable performance-based options at December 31, 2018.
(d)The number of options expected to vest takes into account an estimate of expected forfeitures. We currently have applied a 0% expected forfeiture rate to the performance-based options.

The following table provides the term of the performance period and the weighted-average assumptions used in the Monte Carlo simulation model for the performance-based options granted in 2018:

Terms and Assumptions Used to Estimate Grant Date Fair Value of Performance-Based Options Granted	2018

Terms of awards:
Performance period for achieving stock price hurdles	Three years from
grant date

Assumptions used to estimate fair value:
Expected dividend yield(a)	0.8%
Expected stock price volatility(b)	29.3%
Risk-free interest rate(c)	2.6%
Expected term in years(d)	4.5

Weighted-average fair value estimates at grant date:
In millions	$7.0
Fair value per share	$16.73

(a)Since the holders of the awards have no rights to any dividend paid during the vesting period, we applied a dividend yield in the Monte Carlo simulation model. At each grant date, the dividend yield was calculated based on the most recent annualized dividend payment and Brink's stock price at the date of grant.
(b)The expected stock price volatility was calculated on each grant date for the most recent 4.5 year term.
(c)The risk-free interest rate on each grant date is the rate for a zero-coupon U.S. Treasury bill that was commensurate with the expected life of 4.5 years.
(d)Because we did not have historical exercise behavior for instruments with premiums, we assumed that the exercise of vested options occurred at the mid-point between the three-year vesting date and the six-year contractual term. In the Monte Carlo simulation, at each iteration of forecasted Brink's stock prices, the option was assumed to be exercised at the mid-point of 4.5 years if the stock price hurdle had been achieved. When the hurdle is achieved, the exercise price was then subtracted from the projected stock price, and discounted back to the grant date. In situations where the projected price had not met the hurdle, no value was attributed.

Time-based Vesting Option Activity
The table below summarizes the activity associated with grants of time-based vesting options:

	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted-Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(a) (in millions)

Outstanding at December 31, 2019	127.0	$79.32	$21.56
Granted	80.8	84.42	21.10
Forfeited or expired	—	—	—
Outstanding at December 31, 2020(b)	207.8	$81.30	$21.38	4.5	$—

Of the above, as of December 31, 2020:
Exercisable	2.7	$84.65		2.8	$—
Expected to vest in future periods(c)	205.1	$81.26		4.5	$—

(a)The intrinsic value of a stock option is the difference between the market price of the shares underlying the option and the exercise price of the option.  The market price at December 31, 2020 was $72.00.
(b)There were no exercisable options at December 31, 2019 and at December 31, 2018.
(c)The number of options expected to vest takes into account an estimate of expected forfeitures. We currently have applied a 0% expected forfeiture rate to the time-based vesting options.

The following table provides the weighted-average assumptions used in the Black-Scholes-Merton option pricing model for the time-based vesting options granted in 2020 and 2019:

Assumptions Used to Estimate Grant Date Fair Value of Time-Based Options	2020	2019

Assumptions used to estimate fair value:
Expected dividend yield(a)	0.7%	0.8%
Expected stock price volatility(b)	29.7%	30.3%
Risk-free interest rate(c)	1.3%	2.5%
Expected term in years(d)	4.5	4.5

Weighted-average fair value estimates at grant date:
In millions	$1.7	$3.0
Fair value per share	$21.10	$21.58

(a)The expected dividend yield is the calculated annual yield on Brink's stock at the time of the grant.
(b)The expected stock price volatility was calculated at time of the grant after reviewing the historic volatility of our stock using daily close prices.
(c)The risk-free interest rate at each grant date was the rate for a zero-coupon U.S. Treasury bill that was commensurate with the expected life of 4.5 years.
(d)The expected term of the options was based on historical exercise, expiration and post-cancellation behavior.

Deferred Stock Units (“DSUs”)
We granted DSUs to our nonemployee directors in 2020 and in prior years. We measure the fair value of DSUs at the grant date, based on the price of Brink's stock, and, if applicable, adjusted for a discount for dividends not received or accrued during the vesting period.

DSUs granted after 2014 will be paid out in shares of Brink's stock on the first anniversary of the grant date, provided that the director has not elected to defer the distribution of shares until a later date. DSUs granted prior to 2015, in general, will be paid out in shares of stock following separation from service.

The following table summarizes all DSU activity during 2020:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value

Nonvested balance as of December 31, 2019	12.1	$79.69
Activity from January 1 to December 31, 2020:
Granted	21.6	40.46
Vested	(12.1)	79.69
Nonvested balance as of December 31, 2020	21.6	$40.46

The weighted-average grant-date fair value estimate per share for DSUs granted was $40.46 in 2020, $79.69 in 2019 and $74.43 in 2018.

Other Share-Based Compensation
We have a deferred compensation plan that allows participants to defer a portion of their compensation into stock units.  Units will be redeemed by employees for an equal number of shares of Brink’s stock.  Employee deferred compensation accounts held 157,489 units at December 31, 2020, and 198,198 units at December 31, 2019.

We have a stock accumulation plan for our non-employee directors that, prior to 2014, provided for awards of stock units. Additionally, some fees paid to our directors are in the form of stock and may be deferred for distribution to a later date. Directors’ deferred compensation accounts held 21,432 units at December 31, 2020, and 19,951 units at December 31, 2019.

Note 19 - Capital Stock

Common Stock
At December 31, 2020, we had 100 million shares of common stock authorized and 49.5 million shares issued and outstanding.

Dividends
We paid regular quarterly dividends on our common stock during the last three years.  On January 21, 2021, the Board declared a regular quarterly dividend of 15 cents per share payable on March 1, 2021.  The payment of future dividends is at the discretion of the Board and is dependent on our future earnings, financial condition, shareholder equity levels, cash flow, business requirements and other factors.

Preferred Stock
At December 31, 2020, we had the authority to issue up to 2.0 million shares of preferred stock with a par value of $10 per share.

Share Repurchase Program
On February 6, 2020, our Board authorized a $250 million share repurchase program that expires on December 31, 2021. The authorization replaces our previous $200 million share repurchase program, authorized by the Board in May 2017, which expired December 31, 2019.

Under the $200 million share repurchase program, we repurchased 1.3 million shares for approximately $94 million, or an average cost of $69.35 per share. There was approximately $106 million remaining available under the $200 million program when it expired.

Under the $250 million share repurchase program, we are not obligated to repurchase any specific dollar amount or number of shares. The timing and volume of share repurchases may be executed at the discretion of management on an opportunistic basis, or pursuant to trading plans or other arrangements. Share repurchases under this program may be made in the open market, in privately negotiated transactions, or otherwise.

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

At December 31, 2020, $200 million remains available under the $250 million share repurchase program.

Shares Used to Calculate Earnings per Share

	Years Ended December 31,
(In millions)	2020	2019	2018

Weighted-average shares

Basic(a)	50.4	50.2	50.9
Effect of dilutive stock awards	0.4	0.9	—
Diluted(a)	50.8	51.1	50.9

Antidilutive stock awards excluded from denominator	0.6	0.1	1.6

(a)We have deferred compensation plans for directors and certain of our employees.  Some amounts owed to participants are denominated in common stock units.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average common stock units credited to employees and directors under the deferred compensation plans.  Additionally, nonvested units containing only a service requirement are also included in the computation of basic weighted-average shares when the requisite service period has been completed.  Accordingly, basic and diluted shares include weighted-average units of 0.3 million in 2020, 0.3 million in 2019 and 0.3 million in 2018.

Note 20 - Supplemental Cash Flow Information

	Years Ended December 31,
(In millions)	2020	2019	2018

Cash paid for:
Interest	$80.4	84.2	63.7
Income taxes, net	76.8	23.9	90.6

Argentina Currency Conversions
We have elected to repatriate cash from Brink's Argentina using different means to convert Argentine pesos into U.S. dollars. In 2020, cash outflows from the purchases of these financial instruments totaled $20.5 million and cash inflows from the sale of these financial instruments totaled $10.1 million, resulting in $10.4 million in conversion losses at rates that were approximately 100% less favorable than rates at which we remeasured the financial statements of Brink's Argentina. In 2019, cash outflows from the purchase of these financial instruments totaled $23.6 million and cash inflows from the sale of these financial instruments totaled $18.9 million. In 2018 cash flows related to these transactions were not significant. The net cash flows from these transactions are treated as operating cash flows as the financial instruments are purchased specifically for resale and are generally sold within a short period of time from the date of purchase.

Non-cash Investing and Financing Activities
We acquired armored vehicles, CompuSafe® units and other equipment under financing lease arrangements in the last three years including $31.4 million in 2020, $59.7 million in 2019 and $51.9 million in 2018.

Cash Paid for Acquisitions Included in Financing Activities
In 2020, we paid $7.3 million related to the TVS acquisition completed in 2019. In 2019, we paid $15.6 million in scheduled installments on the Maco Transportadora acquisition that was completed in the third quarter of 2017. In 2019, we also paid $2.6 million in scheduled installments on the Rodoban acquisition that was completed in first quarter of 2019. We paid $16.3 million during 2018 in scheduled installments related to the Maco Transportadora acquisition. These payments are reported as cash outflows from financing activities as the payments were made more than three months after the acquisition date.

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

At December 31, 2020, we held $322.0 million of restricted cash ($199.5 million represented restricted cash held for customers and $113.7 million represented accrued liabilities). At December 31, 2019, we held $158.0 million of restricted cash ($10.3 million represented short-term borrowings, $100.3 million represented restricted cash held for customers and $47.4 million represented accrued liabilities).

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31,
(In millions)	2020	2019
Cash and cash equivalents	$620.9	311.0
Restricted cash	322.0	158.0
Total, cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$942.9	469.0

Note 21 - Other Operating Income (Expense)

	Years Ended December 31,
(In millions)	2020	2019	2018

Foreign currency items:
Transaction losses(a)	$(11.2)	(22.9)	(13.9)
Derivative instrument gains (losses)	(3.0)	6.9	7.7
Gains on sale of property and other assets(b)	0.9	5.8	4.0
Impairment losses	(11.6)	(7.7)	(6.5)
Share in earnings of equity method affiliates	0.8	0.9	1.9
Royalty income	4.8	5.1	4.5
Other	3.7	2.5	0.6
Other operating income (expense)	$(15.6)	(9.4)	(1.7)

(a)Includes remeasurement losses in Argentina of $7.7 million in 2020, $11.3 million in 2019 and $6.2 million in 2018 related to highly inflationary accounting. Prior to the June 30, 2018 deconsolidation, Venezuela reported remeasurement gains of $2.2 million in 2018 under highly inflationary accounting.
(b)Includes a $3.0 million gain in 2018 related to the sale of real estate in Mexico.

Note 22 - Interest and Other Nonoperating Income (Expense)

	Years Ended December 31,
(In millions)	2020	2019	2018

Interest income	$5.6	5.6	6.9
Gain (loss) on equity securities(a)	10.6	(2.9)	3.2
Foreign currency transaction losses(b)	(3.6)	—	(15.5)
Derivative instrument losses(c)	(7.0)	—	—
Retirement benefit cost other than service cost	(37.9)	(52.7)	(39.7)
Interest on Colombia tax claim(d)	—	(1.1)	—
Non-income taxes on intercompany billings(e)	(4.6)	(4.2)	(2.6)
Venezuela operations(f)	—	(0.9)	(0.6)
Gain on lease termination(g)	—	5.2	—
Gain on a disposition of a subsidiary(h)	4.1	—	11.2
Other	(4.9)	(1.7)	(1.7)
Interest and other nonoperating income (expense)	$(37.7)	(52.7)	(38.8)

(a)The gain in 2020 is primarily related to the market value increase of our investment in MoneyGram International, Inc.
(b)Amounts in 2020 represent currency transaction losses on contingent consideration payable related to G4S business acquisitions. Prior to the July 1, 2018 highly inflationary designation for accounting purposes, currency transaction losses incurred by Brink's Argentina related to its U.S. dollar-denominated payables to the sellers of Maco Transporatadora and Maco Litoral.
(c)Represents loss on foreign currency forward contracts related to acquisition of business operations from G4S.
(d)Related to an unfavorable court ruling in 2019 on a non-income tax claim in Colombia. The court ruled that Brink's must pay interest accruing from 2009 to the current date. The principal amount of the claim was less than $1 million and was recognized in selling, general and administrative expenses in 2019.
(e)Certain of our Latin American subsidiaries incur non-income taxes related to the billing of intercompany charges. These intercompany charges do not impact segment results and are eliminated in our consolidation.
(f)Charges incurred for providing financial support to Brink's Venezuelan subsidiaries after the June 30, 2018 deconsolidation. We do not expect any future funding of the Venezuela business, as long as current U.S. sanctions remain in effect.
(g)Gain on termination of a mining lease obligation related to former coal operations. We have no remaining mining leases.
(h)Gains on the sale of our former French airport security services subsidiary in the second quarter of 2018 (adjusted downward by $0.4 million in the fourth quarter of 2020) and on our former French security services subsidiary in the first quarter of 2020 (adjusted downward by $0.2 million in the fourth quarter of 2020).

Note 23 - Other Commitments and Contingencies

In August 2020, the Company received a subpoena issued in connection with an investigation being conducted by the U.S. Department of Justice (the “DOJ”). The Company is fully cooperating with the investigation and responding to requests from the DOJ for documents and other information, primarily related to cross-border shipments of cash and things of value and anti-money laundering compliance. Given that the investigation is still ongoing and that no civil or criminal claims have been brought to date, the Company cannot predict the outcome of the investigation, the timing of the ultimate resolution of the matter, or reasonably estimate the possible range of loss, if any, that may result from this matter. Accordingly, no accruals have been made with respect to this matter.

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

At December 31, 2020, we had noncancellable commitments for $25.1 million in equipment purchases, and information technology and other services.

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

Other Restructurings
Management periodically implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized net costs of $7.6 million in 2018 and $28.8 million in 2019, primarily severance costs and charges related to the modification of share-based compensations awards in 2019. We recognized $66.6 million net costs in operating profit and $0.6 million costs in interest and other nonoperating income (expense) in 2020, primarily severance costs. For the restructuring actions that have not yet been completed, we expect to incur additional costs between $4 million and $6 million in future periods.

The following table summarizes the costs incurred, payments and utilization, and foreign currency exchange effects of other restructurings:

(In millions)	Severance Costs	Modification of Shared-based Awards	Other	Total

Balance as of December 31, 2018	$3.3	—	—	3.3
Expense (benefit)	19.7	7.7	1.8	29.2
Payments and utilization	(15.6)	(7.7)	(1.8)	(25.1)
Accrual adjustment	(0.4)	—	—	(0.4)
Foreign currency exchange effects	—	—	—	—
Balance as of December 31, 2019	$7.0	—	—	7.0
Expense (benefit)	66.5	—	6.8	73.3
Payments and utilization	(57.7)	—	(6.8)	(64.5)
Accrual adjustment	(6.1)	—	—	(6.1)
Foreign currency exchange effects	(0.4)	—	—	(0.4)
Balance as of December 31, 2020	$9.3	—	—	9.3

Note 25 - Selected Quarterly Financial Data (unaudited)

	2020 Quarters				2019 Quarters
(In millions, except for per share amounts)	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Revenues	$872.8	826.0	970.5	1,021.6	$905.0	914.0	928.4	935.8
Operating profit	26.2	(1.0)	76.4	111.9	58.4	52.6	52.5	73.3
Amounts attributable to Brink’s:
Income (loss) from:
Continuing operations	$1.8	13.7	(23.8)	25.1	$13.7	12.6	5.8	(3.8)
Discontinued operations	—	(0.8)	(0.1)	0.1	—	(0.1)	(0.4)	1.2
Net income (loss) attributable to Brink’s	$1.8	12.9	(23.9)	25.2	$13.7	12.5	5.4	(2.6)

Depreciation and amortization	$45.0	52.1	55.1	54.6	$47.9	48.7	42.9	45.5
Capital expenditures	30.2	23.7	25.2	39.4	35.2	37.9	42.9	48.8

Earnings (loss) per share attributable to Brink’s common shareholders:
Basic
Continuing operations	$0.04	0.27	(0.47)	0.51	$0.27	0.25	0.11	(0.08)
Discontinued operations	—	(0.02)	—	—	—	—	(0.01)	0.02
Net income (loss)	$0.03	0.25	(0.48)	0.51	$0.27	0.25	0.11	(0.05)

Diluted
Continuing operations	$0.03	0.27	(0.47)	0.50	$0.27	0.25	0.11	(0.08)
Discontinued operations	—	(0.01)	—	—	—	—	(0.01)	0.02
Net income (loss)	$0.03	0.25	(0.48)	0.50	$0.27	0.25	0.10	(0.05)

Earnings per share.  Earnings per share amounts for each quarter are required to be computed independently.  As a result, their sum may not equal the annual earnings per share.

Significant pretax items in a quarter.

2020
First quarter of 2020 We recognized $7.7 million of pretax losses on foreign currency forward contracts related to acquisition of business operations from G4S. We also recognized a $4.7 million pretax gain on the sale of a French security services business (adjusted down by $0.2 million in the fourth quarter).

Second quarter of 2020 We recognized $39.0 million in pretax charges related to restructuring actions, primarily severance costs. We also recognized a $5.8 million pretax gain related to the market value increase of our investment in MoneyGram International, Inc.

Third quarter of 2020 We recognized a $10.4 million pretax loss when we elected to use other market mechanisms to convert Argentine pesos into U.S. dollars at rates that were less favorable than the rates at which we remeasured the financial statements of Brink’s Argentina.

Fourth quarter of 2020 We recognized $16.9 million in pretax charges related to restructuring actions, primarily severance costs. We also recognized a $8.1 million pretax gain related to the market value increase of our investment in MoneyGram International, Inc.

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

Note 26 - Subsequent Events

Acquisition of G4S Operations
On February 8, 2021, we acquired cash management operations in Macau as part of the G4S acquisition. On February 15, 2021 we acquired additional operations in Luxembourg and Kuwait, which completes the remaining, planned G4S transactions. The G4S businesses acquired, which are located primarily in Europe and Asia, generated approximately $800 million in revenues in 2019.

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

(b) Internal Controls over Financial Reporting

See pages 65 and 66 for Management’s Annual Report on Internal Control over Financial Reporting and the Attestation Report of the Registered Public Accounting Firm.

(c) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information regarding executive officers is included in this report following Item 4, under the caption “Executive Officers of the Registrant.”  Other information required by Item 10 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2020.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2020.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	All financial statements – see pages 64–133.

	2.	Financial statement schedules – not applicable.

	3.	Exhibits – see exhibit index.

ITEM 16. FORM 10-K SUMMARY

None.

Exhibit Index

Each exhibit listed as a previously filed document is hereby incorporated by reference to such document.

Exhibit Number	Description

2.1†	Stock Purchase Agreement, dated as of February 26, 2020 between the Company and G4S . Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on July 10, 2020.

2.2†	Stock Purchase Agreement, dated as of February 26, 2020 between the Company and G4S . Exhibit 2.2 to Registrant's Current Report on Form 8-K filed on July 10, 2020.

2.3†
First Amendment dated as of March 30, 2020 to the Stock Purchase Agreements dated as of February 26, 2020, between the Company and G4S. Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed on July 10, 2020.

3.1	Second Amended and Restated Articles of Incorporation of the Registrant. Exhibit 3(i) to the Registrant's Quarterly Report on Form 10-Q filed July 31, 2015.

3.2	Bylaws of the Registrant. Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed August 12, 2019.

4.1	Description of Registrant's Securities Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. Exhibit 4.1 to the Registrant's form 10-K for the year ended December 31, 2019.

4.2
Senior Notes Indenture dated as of October 20, 2017 among The Brink's Company, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as trustee, relating to the Senior Notes due 2027. Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed October 20, 2017.

4.3
Senior Notes Indenture dated as of June 22, 2020 among The Brink's Company, the Subsidiary Guarantors named therein, and the U.S. Bank National Association, as trustee, relating to the Senior Notes due 2025.

10.1*	Brink's Incentive Plan, effective as of February 17, 2017. Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

10.2*	Key Employees’ Deferred Compensation Program, as amended and restated as of September 24, 2020. Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

10.3*
Pension Equalization Plan, as amended and restated as of July 23, 2012.  Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Second Quarter 2012 Form 10-Q”).

10.4*	Amended and Restated Executive Salary Continuation Plan, effective as of December 31, 2020.

10.5*	2005 Equity Incentive Plan, as amended and restated as of February 19, 2010. Exhibit 10(f) to the Registrant’s Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).

10.6*
2013 Equity Incentive Plan, effective as of February 22, 2013 and amended and restated effective May 2, 2019.  Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

10.7*
2017 Equity Incentive Plan, effective as of May 5, 2017 and amended and restated effective May 2, 2019. Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019

10.8*	Form of Inducement Stock Option Award Agreement, effective July 14, 2016. Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

10.9*	Form of Promotion Stock Option Award Agreement, effective July 28, 2016. Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

10.10*	Form of Restricted Stock Units Award Agreement, effective November 13, 2014. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 25, 2015.

10.11*	Form of Stock Option Award Agreement, effective February 17, 2017. Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

10.12*	Form of 2017 Award Agreement for deferred stock units granted under the 2017 Equity Incentive Plan. Exhibit 10.3 to the Registrant's Second Quarter 2017 Form 10-Q.

10.13*	Form of Restricted Stock Units Award Agreement, effective February 22, 2018. Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed February 26, 2018.

10.14*	Form of Internal Metric Performance Share Units Award Agreement, effective February 22, 2018. Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed February 26, 2018.

10.15*	Form of Relative Total Shareholder Return Performance Share Units Award Agreement, effective February 22, 2018. Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed February 26, 2018.

10.16*	Form of Stock Option Award Agreement, effective February 22, 2018. Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed February 26, 2018.

10.17*	Form of Restricted Stock Unit (RSU) Award Agreement, effective October 4, 2018.

10.18*	Form of Performance Share Units Award Agreement (Internal Metric), effective October 4, 2018.

10.19*	Form of Change in Control Agreement. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 9, 2020.

10.20*	Form of Indemnification Agreement entered into by the Registrant with its directors and officers. Exhibit 10(l) to the 1991 Form 10-K.

10.21*	Offer Letter, dated June 9, 2016, between The Brink’s Company and Douglas A. Pertz. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 10, 2016.

10.22*	Change in Control Agreement between The Brink’s Company and Douglas A. Pertz. Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 9, 2020.

10.23*	Inducement Stock Option Award Agreement with Douglas A. Pertz, effective June 9, 2016. Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

10.24*	Offer Letter, dated July 14, 2016, between The Brink’s Company and Ronald J. Domanico. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 15, 2016.

10.25*	Non-Employee Directors’ Equity Plan, as amended and restated as of July 12, 2012. Exhibit 10.9 to the Registrant’s Second Quarter 2012 Form 10-Q.

10.26*
Form of Award Agreement for deferred stock units granted in 2008 under the Non-Employee Directors’ Equity Plan.  Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.27*
Form of Award Agreement for deferred stock units granted in 2009, 2010, 2011, 2012, 2013 and 2014 under the Non-Employee Directors’ Equity Plan.  Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

10.28*
Form of Award Agreement for deferred stock units granted in 2014 and 2015 to be distributed upon vesting under the Non-Employee Directors’ Equity Plan.  Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (the “Second Quarter 2014 Form 10-Q”).

10.29*	Plan for Deferral of Directors’ Fees, as amended and restated as of November 11, 2016. Exhibit 10(v) to the Registrant’s Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).

10.30	Amendment and Restatement of The Brink’s Company Employee Welfare Benefit Trust. Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

10.31
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

10.32
First Amendment to Loan Documents, dated as of February 8, 2019, with Wells Fargo Bank, National Association, as existing administrative agent, Bank of America, N.A., as successor administrative agent, and the lenders party thereto. Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 14, 2019.

10.33
Incremental Amendment to Credit Agreement, dated as of April 1, 2020, by and among the Company, the subsidiaries of the Company party thereto, Bank of America, National Association, as administrative agent, and the lenders party thereto. Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 2, 2020.

10.34
Third Amendment to Credit Agreement, dated as of June 9, 2020, by and among the Company, the subsidiaries of the Company party thereto, with Bank of America, N.A. as administrative agent and the lenders party there. Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 12, 2020.

10.36*	Severance Pay Plan of The Brink's Company effective November 13, 2015, as amended October 2018. Exhibit 10.49 to the Registrant's Form 10-K for the year ended December 31, 2018.

10.37*	Consulting Agreement dated May 8, 2019, by and between The Brink's Company and Amit Zukerman. Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 8, 2019.

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer of the Brink's Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of the Brink's Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer of the Brink's Company pursuant to Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer of the Brink's Company pursuant to Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Balance Sheets at December 31, 2020, and December 31, 2019, (ii) the Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018, (iv) the Consolidated Statements of Equity for the years ended December 31, 2020, 2019 and 2018, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

104	Cover Page Interactive Data File (included in Exhibit 101)

*Management contract or compensatory plan or arrangement.
†Certain schedules attached to the Stock Purchase Agreements and Stock Purchase Agreement Amendment have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish the omitted schedules to the Securities and Exchange Commission upon request by the Commission.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2021.

The Brink’s Company
(Registrant)

By	/s/ Douglas A. Pertz
Douglas A. Pertz
(President and
Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 1, 2021.

Signature	Title

/s/ Douglas A. Pertz	Director, President and Chief Executive Officer (Principal Executive Officer)
Douglas A. Pertz
/s/ Ronald J. Domanico	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Ronald J. Domanico
/s/ Michael Sweeney	Controller (Principal Accounting Officer)
Michael Sweeney

*	Director
Kathie J. Andrade

*	Director
Paul G. Boynton

*	Director
Ian D. Clough

*	Director
Susan E. Docherty

*	Director
Reginald D. Hedgebeth

*	Director
Michael J. Herling

*	Director
George I. Stoeckert

* By:	/s/ Douglas A. Pertz
Douglas A. Pertz, Attorney-in-Fact