Form 10-Q
period 2021-03-31
BRINKS CO
filed 2021-04-28
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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
Yes  ☐ No  ☒
As of April 23, 2021, 49,754,226 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements
THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)

(In millions, except for per share amounts)	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$598.1	620.9
Restricted cash	274.2	322.0
Accounts receivable, net	689.3	679.1
Prepaid expenses and other	215.1	192.8
Total current assets	1,776.7	1,814.8

Right-of-use assets, net	338.5	322.0
Property and equipment, net	813.6	838.2
Goodwill	1,301.5	1,219.2
Other intangibles	436.9	426.1
Deferred income taxes	311.4	314.9
Other	211.9	200.4

Total assets	$5,190.5	5,135.6

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$23.8	14.2
Current maturities of long-term debt	135.7	137.3
Accounts payable	179.1	206.0
Accrued liabilities	793.6	779.2
Restricted cash held for customers	134.6	199.5
Total current liabilities	1,266.8	1,336.2

Long-term debt	2,427.6	2,334.2
Accrued pension costs	317.6	322.1
Retirement benefits other than pensions	377.5	379.7
Lease liabilities	281.6	267.2
Deferred income taxes	48.2	42.7
Other	246.1	251.0
Total liabilities	4,965.4	4,933.1

Commitments and contingent liabilities (notes 4, 8 and 14)

Equity:
The Brink's Company ("Brink's") shareholders:
Common stock, par value $1 per share:
Shares authorized: 100.0
Shares issued and outstanding: 2021 - 49.7; 2020 - 49.5	49.7	49.5
Capital in excess of par value	677.5	671.8
Retained earnings	413.3	407.5
Accumulated other comprehensive loss	(1,040.7)	(1,000.0)
Brink’s shareholders	99.8	128.8

Noncontrolling interests	125.3	73.7

Total equity	225.1	202.5

Total liabilities and equity	$5,190.5	5,135.6
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In millions, except for per share amounts)	2021	2020

Revenues	$977.7	872.8

Costs and expenses:
Cost of revenues	758.8	693.4
Selling, general and administrative expenses	154.3	148.1
Total costs and expenses	913.1	841.5
Other operating income (expense)	(2.9)	(5.1)

Operating profit	61.7	26.2

Interest expense	(27.2)	(20.0)
Interest and other nonoperating income (expense)	(5.5)	(15.6)
Income (loss) from continuing operations before tax	29.0	(9.4)
Provision (benefit) for income taxes	13.6	(12.2)

Income from continuing operations	15.4	2.8

Net income	15.4	2.8
Less net income attributable to noncontrolling interests	2.7	1.0

Net income attributable to Brink’s	12.7	1.8

Income per share attributable to Brink’s common shareholders(a):
Basic:
Continuing operations	$0.26	0.04
Net income	$0.26	0.03

Diluted:
Continuing operations	$0.25	0.03
Net income	$0.25	0.03

Weighted-average shares
Basic	49.8	50.6
Diluted	50.5	51.3

Cash dividends paid per common share	$0.15	0.15
(a)   Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020

Net income	$15.4	2.8

Benefit plan adjustments:
Benefit plan actuarial gains (losses)	(0.2)	18.6
Benefit plan prior service costs	(1.3)	(1.1)
Total benefit plan adjustments	(1.5)	17.5

Foreign currency translation adjustments	(46.0)	(120.3)
Gains (losses) on cash flow hedges	7.2	(14.7)
Other comprehensive loss before tax	(40.3)	(117.5)
Provision (benefit) for income taxes	2.5	(0.1)

Other comprehensive loss	(42.8)	(117.4)

Comprehensive loss	(27.4)	(114.6)
Less comprehensive income attributable to noncontrolling interests	0.6	0.6

Comprehensive loss attributable to Brink's	$(28.0)	(115.2)
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Equity
(Unaudited)

	Three Months ended March 31, 2021
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCI*	Noncontrolling Interests	Total
Balance as of December 31, 2020	49.5	$49.5	671.8	407.5	(1,000.0)	73.7	202.5
Cumulative effect of change in accounting principle(a)	—	—	—	0.5	—	—	0.5
Net income	—	—	—	12.7	—	2.7	15.4
Other comprehensive loss	—	—	—	—	(40.7)	(2.1)	(42.8)
Dividends to:
Brink’s common shareholders ($0.15 per share)	—	—	—	(7.4)	—	—	(7.4)
Noncontrolling interests	—	—	—	—	—	(0.4)	(0.4)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	7.6	—	—	—	7.6
Consideration from exercise of stock options	—	—	2.3	—	—	—	2.3
Other share-based benefit transactions	0.2	0.2	(4.2)	—	—	—	(4.0)
Acquisitions with noncontrolling interests	—	—	—	—	—	51.4	51.4
Balance as of March 31, 2021	49.7	$49.7	677.5	413.3	(1,040.7)	125.3	225.1

(a)Effective January 1, 2021, we adopted the provisions of ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. We recognized a cumulative effect adjustment to January 1, 2021 retained earnings as a result of adopting this standard. See Note 1 for further details.

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

THE BRINK’S COMPANY
and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
Cash flows from operating activities:
Net income	$15.4	2.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54.8	45.0
Share-based compensation expense	7.6	7.2
Deferred income taxes	(1.8)	9.7
(Gain) loss on sale of property, equipment and marketable securities	(1.9)	2.7
Gains on business dispositions	—	(4.7)
Loss on derivative instruments	—	7.7
Impairment losses	1.2	2.0
Retirement benefit funding less than expense:
Pension	2.1	2.7
Other than pension	4.2	2.6
Remeasurement losses due to Argentina currency devaluations	3.0	1.6
Other operating	2.7	14.2
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and income taxes receivable	(24.6)	(82.3)
Accounts payable, income taxes payable and accrued liabilities	(0.6)	(42.9)
Restricted cash held for customers	(66.4)	81.2
Customer obligations	18.4	(6.2)
Prepaid and other current assets	(15.2)	(20.7)
Other	(0.4)	(9.2)
Net cash provided (used) by operating activities	(1.5)	13.4
Cash flows from investing activities:
Capital expenditures	(32.2)	(30.2)
Acquisitions, net of cash acquired	(108.1)	(73.3)
Dispositions, net of cash disposed	—	(3.0)
Marketable securities:
Purchases	—	(0.1)
Sales	0.6	0.4
Cash proceeds from sale of property and equipment	1.9	1.0
Acquisition of customer contracts	(0.7)	(5.2)
Net cash used by investing activities	(138.5)	(110.4)
Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term borrowings	10.5	0.6
Long-term revolving credit facilities:
Borrowings	399.5	361.2
Repayments	(283.3)	(149.8)
Other long-term debt:
Borrowings	2.6	—
Repayments	(27.0)	(18.5)
Settlement of acquisition related contingencies	6.1	—
Payment of acquisition-related obligation	(2.9)	(6.8)
Debt financing costs	—	(0.7)
Dividends to:
Shareholders of Brink’s	(7.4)	(7.5)
Noncontrolling interests in subsidiaries	(0.4)	(0.7)
Proceeds from exercise of stock options	2.3	—
Tax withholdings associated with share-based compensation	(5.1)	(9.2)
Other	0.5	(0.5)
Net cash provided by financing activities	95.4	168.1
Effect of exchange rate changes on cash	(26.0)	(28.0)
Cash, cash equivalents and restricted cash:
Increase (decrease)	(70.6)	43.1
Balance at beginning of period	942.9	469.0
Balance at end of period	$872.3	512.1
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of presentation

The Brink’s Company (along with its subsidiaries, “Brink’s”, the “Company,” “we”, “us” or “our”) has four operating segments:
•North America
•Latin America
•Europe
•Rest of World

Our unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2020.

In accordance with GAAP, we have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements. Actual results could differ materially from these estimates.  The most significant estimates are related to goodwill, intangibles and other long-lived assets, pension and other retirement benefit assets and obligations, legal contingencies, allowance for doubtful accounts, deferred tax assets and purchase price allocations. While some of our locations noted improved economics in the first quarter of 2021, our current estimates could be materially adversely affected in future periods by the coronavirus (COVID-19) pandemic, which began to have an adverse impact on our results of operations in the quarter ended March 31, 2020 as a result of reduced customer volumes, changes to our operating procedures and increases in our costs to provide services. We have taken and continue to take actions to adjust the way we operate and reduce our costs through restructuring activities and operational changes to address these impacts and align to future anticipated revenue levels.

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

Argentina
We operate in Argentina through wholly owned subsidiaries and a smaller controlled subsidiary (together "Brink's Argentina"). Revenues from Brink's Argentina represented approximately 4% of our consolidated revenues for the first three months of 2021 and 5% of our consolidated revenues for the first three months of 2020.

The operating environment in Argentina continues to present business challenges, including ongoing devaluation of the Argentine peso and significant inflation. In the first three months of 2021 and 2020, the Argentine peso declined approximately 8% (from 84.0 to 91.7 pesos to the U.S. dollar) and approximately 7% (from 59.9 to 64.5 pesos to the U.S. dollar), respectively. For the year ended December 31, 2020, the Argentine peso declined approximately 29% (from 59.9 to 84.0 pesos to the U.S. dollar).

Beginning July 1, 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, we consolidated Brink's Argentina using our accounting policy for subsidiaries operating in highly inflationary economies beginning with the third quarter of 2018. Argentine peso-denominated monetary assets and liabilities are remeasured at each balance sheet date using the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In the first three months of 2021, we recognized a $3.0 million pretax remeasurement loss. In the first three months of 2020, we recognized a $1.6 million pretax remeasurement loss.

At March 31, 2021, Argentina's economy remains highly inflationary for accounting purposes. At March 31, 2021, we had net monetary assets denominated in Argentine pesos of $37.8 million (including cash of $30.5 million). At March 31, 2021, we had net nonmonetary assets of $146.7 million (including $99.8 million of goodwill). At March 31, 2021, we had minimal equity securities denominated in Argentine pesos.

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

We have previously elected to use other market mechanisms to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms generally settle at rates that are less favorable than the rates at which we remeasure the financial statements of Brink’s Argentina. We did not have any such conversion losses in the three months ended March 31, 2021 or in the three months ended March 31, 2020.

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

Internal loss
A former non-management employee in our U.S. global services operations embezzled funds from Brink's in prior years. Except for a small deductible amount, the amount of the internal loss related to the embezzlement of funds was covered by our insurance. In an effort to cover up the embezzlement, the former employee intentionally misstated the underlying accounts receivable subledger data. In the first three months of 2020, we incurred $0.2 million in costs related to activities to reconstruct the accounts receivables subledger. Based on the reconstructed subledger, we were able to analyze and quantify the uncollected receivables from prior periods. Although we plan to attempt to collect these receivables, we estimated an increase to bad debt expense of $9.4 million in the first three months of 2020. In the first three months of 2021, we recognized a decrease in bad debt expense of $1.6 million, primarily related to collection of these receivables. This estimate will continue to be adjusted in future periods, if needed, as assumptions related to the collectability of these accounts receivable change. We also recognized $0.8 million of legal charges in the first three months of 2021 as we attempt to collect additional insurance recoveries related to these receivable losses. At March 31, 2021, we have recorded an $11.0 million allowance on $11.9 million of accounts receivable, or 92%. We have defined accounts receivable impacted by the embezzlement as accounts receivable recorded as of and prior to the third quarter of

2019. Due to the unusual nature of this internal loss and the related errors in the subledger data, along with the fact that management has excluded these amounts when evaluating internal performance, we have excluded these net charges from segment results.

Goodwill
Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. We review goodwill for impairment annually, as of October 1, and whenever events or circumstances in interim periods indicate that it is more likely than not that an impairment may have occurred. Given the COVID-19 pandemic, impairment indicators were reviewed as of March 31, 2021 and we concluded that there were no indicators that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We will continue to monitor results in future periods to determine whether any indicators of impairment exist that would cause us to perform an impairment review.

We perform the test of goodwill impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Goodwill is assigned to one or more reporting units at the date of acquisition. During the fourth quarter of 2020, we implemented changes to our organization and management structure. Based on our preliminary evaluation for year-end 2020 reporting, we changed our reporting units from eight reporting units to nine reporting units. During the first quarter of 2021, we finalized our evaluation and changed from nine reporting units to four reporting units, which are equal to our operating segments:

•North America
•Latin America
•Europe
•Rest of World

We were not required to reallocate goodwill after the reporting unit change as each of the previously identified nine reporting units is completely included in one of the four new reporting units.

Restricted Cash
In France and Malaysia, we offer services to certain of our customers where we manage some or all of their cash supply chains. In connection with these offerings, we take temporary title to certain customers' cash, which is included as restricted cash in our financial statements due to customer agreement or regulation. In addition, in accordance with a revolving credit facility, we are required to maintain a restricted cash reserve of $6.1 million ($5.0 million at December 31, 2020) and, due to this contractual restriction, we have classified these amounts as restricted cash.

New Accounting Standards
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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod tax allocations and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 was effective for us on January 1, 2021. We recognized a cumulative-effect adjustment increasing retained earnings by $0.5 million on January 1, 2021.

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

Other Security Services
Our other security services feature the protection of airports, offices, warehouses, stores, and public venues in Europe, Rest of World and Latin America.

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

Revenue Disaggregated by Reportable Segment and Type of Service

(In millions)	Core Services	High-Value Services	Other Security Services	Total
Three months ended March 31, 2021

Reportable Segments:
North America	$179.4	137.7	—	317.1
Latin America	160.2	105.5	4.0	269.7
Europe	111.3	71.1	32.0	214.4
Rest of World	54.6	111.7	10.2	176.5
Total reportable segments	505.5	426.0	46.2	977.7

Three months ended March 31, 2020

Reportable Segments:
North America	$194.2	146.7	—	340.9
Latin America	180.4	114.9	3.7	299.0
Europe	54.3	41.8	30.2	126.3
Rest of World	27.7	78.4	0.5	106.6
Total reportable segments	456.6	381.8	34.4	872.8

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

The opening and closing balances of receivables, contract assets and contract liabilities related to contracts with customers are as follows:

(In millions)	Receivables	Contract Asset	Contract Liability

Opening (January 1, 2021)	$679.1	0.4	15.1
Closing (March 31, 2021)	689.3	0.5	16.9
Increase (decrease)	$10.2	0.1	1.8

The amount of revenue recognized in the three months ended March 31, 2021 that was included in the January 1, 2021 contract liability balance was $4.3 million. This revenue consists of services provided to customers who had prepaid for those services prior to the current year.

The amount of revenue recognized in the three months ended March 31, 2021 from performance obligations satisfied in the prior year as a result of changes in the transaction price of our contracts with customers was not significant.

Contract Costs
Sales commissions directly related to obtaining new contracts with customers qualify for capitalization. These capitalized costs are amortized to expense ratably over the term of the contracts. At March 31, 2021, net capitalized costs to obtain contracts was included in other assets on the condensed consolidated balance sheet. The capitalized amount at March 31, 2021 and amortization expense in the first three months of 2021 were not significant.

Practical Expedients
For the majority of our contracts with customers, we invoice a fixed amount for each unit of service we have provided. These contracts provide us with the right to invoice for an amount or rate that corresponds to the value we have delivered to our customers. The volume of services that will be provided to customers over the term is not known at inception of these contracts. Therefore, while the rate per unit of service is known, the transaction price itself is variable. For this reason, we recognize revenue from these contracts equal to the amount for which we have the contractual right to invoice the customers. Because we are not required to estimate variable consideration related to the transaction price in order to recognize revenue, we are also not required to estimate the variable consideration in order to provide certain disclosures. As a result, we have elected to use the optional exemption related to the disclosure of transaction prices, amounts allocated to remaining performance obligations and the future periods in which revenue will be recognized, sometimes referred to as backlog.

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

Note 3 - Segment information

We identify our operating segments based on how our chief operating decision maker (“CODM”) allocates resources, assesses performance and makes decisions.  Our CODM is our President and Chief Executive Officer.  Our CODM evaluates performance and allocates resources to each operating segment based on a profit or loss measure which, at the reportable segment level, excludes the following:
•Corporate expenses - include corporate headquarters costs, regional management costs, currency transaction gains and losses, adjustments to reconcile segment accounting policies to U.S. GAAP, and costs related to global initiatives.
•Other items not allocated to segments - certain significant items such as reorganization and restructuring actions that are evaluated on an individual basis by management and are not considered part of the ongoing activities of the business are excluded from segment results. We also exclude certain costs, gains and losses related to acquisitions and dispositions of assets and of businesses. Brink's Argentina is consolidated using our accounting policy for subsidiaries operating in highly inflationary economies. We have excluded from our segment results the impact of highly inflationary accounting in Argentina, including currency remeasurement losses. Incremental costs (primarily third party expenses) incurred related to the implementation and adoption of ASU 2016-02, the new lease accounting standard which was effective for us January 1, 2019, are excluded from segment results. We have also excluded from our segment results net charges related to an internal loss in our U.S. global services operations. The net impact of the internal loss includes costs incurred to reconstruct an accounts receivable subledger as well as estimated bad debt expense for uncollectible receivables, partially offset by revenue billed and collected, but not previously recorded as a result of the former non-management employee's embezzlement activities.

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

Prior to 2021, all business units within the operating segments followed an internal Brink's accounting policy for determining an allowance for doubtful accounts and recognizing bad debt expense. The allowance amounts reported by the operating segments were then reconciled to the required U.S. GAAP estimated consolidated allowance amount, and any differences were reported as part of Corporate expenses. During the first quarter of 2021, we changed the allowance calculation method of the U.S. business within the North America operating segment, in order to more closely align it with U.S. GAAP requirements. Differences between U.S. GAAP and existing internal policy were not significant for all other business units within the operating segments, and so no other changes were made, and reconciling amounts for those units will continue to be reported as part of Corporate expense. For the North America segment, the impact of this change in reporting was to reduce the segment allowance and to increase segment operating profit by $12.3 million in the first quarter of 2021. There was no net impact to consolidated results, as a corresponding offsetting adjustment occurred on Corporate expenses.

The following table summarizes our revenues and segment profit for each of our reportable segments and reconciles these amounts to consolidated revenues and operating profit:

	Revenues		Operating Profit
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2021	2020	2021	2020
Reportable Segments:
North America	$317.1	340.9	32.3	13.4
Latin America	269.7	299.0	58.7	60.5
Europe	214.4	126.3	10.6	2.1
Rest of World	176.5	106.6	30.4	13.6
Total reportable segments	977.7	872.8	132.0	89.6

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	—	—	(30.1)	(27.3)
Foreign currency transaction gains (losses)	—	—	0.1	(2.7)
Reconciliation of segment policies to GAAP(a)	—	—	(11.9)	3.5
Other items not allocated to segments:
Reorganization and Restructuring(b)	—	—	(6.6)	(5.6)
Acquisitions and dispositions(c)	—	—	(18.7)	(19.1)
Argentina highly inflationary impact(d)	—	—	(3.9)	(2.4)
Internal loss(e)	—	—	0.8	(9.6)
Reporting compliance(f)	—	—	—	(0.2)
Total	$977.7	872.8	$61.7	26.2

(a)This line item includes an adjustment to bad debt expense reported by the segments to the estimated consolidated amount required by U.S. GAAP.
(b)Management periodically implements restructuring actions in targeted sections of our business. Due to the unique circumstances around the charges related to these actions, they have not been allocated to segment results.
(c)Certain acquisition and disposition items that are not considered part of the ongoing activities of the business and are special in nature are consistently excluded from segment results. These items include amortization expense for acquisition-related intangible assets and integration, transaction and restructuring costs related to business acquisitions.
(d)Beginning in the third quarter of 2018, we designated Argentina's economy as highly inflationary for accounting purposes. Currency remeasurement gains and losses related to peso-denominated monetary assets and liabilities as well as incremental expense related to nonmonetary assets are excluded from segment results.
(e)See details regarding the impact of the Internal Loss at Note 1.
(f)Costs (primarily third party expenses) related to the lease accounting standard implementation. Additional information provided at page 38.

Note 4 - Retirement benefits

Pension plans

We have various defined-benefit pension plans covering eligible current and former employees.  Benefits under most plans are based on salary and years of service.

The components of net periodic pension cost for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2021	2020	2021	2020	2021	2020

Three months ended March 31,

Service cost	$—	—	2.2	2.9	2.2	2.9
Interest cost on projected benefit obligation	5.3	6.6	2.9	2.4	8.2	9.0
Return on assets – expected	(11.8)	(11.5)	(3.1)	(2.6)	(14.9)	(14.1)
Amortization of losses	8.4	6.9	1.6	1.2	10.0	8.1
Settlement loss	—	—	0.4	0.4	0.4	0.4
Net periodic pension cost	$1.9	2.0	4.0	4.3	5.9	6.3
We did not make cash contributions to the primary U.S. pension plan in 2020 or the first three months of 2021. Based on current assumptions and funding regulations, we are not required to make a contribution to our primary U.S. plan for the remainder of 2021.

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

The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

	UMWA Plans		Black Lung and Other Plans		Total
(In millions)	2021	2020	2021	2020	2021	2020

Three months ended March 31,

Interest cost on accumulated postretirement benefit obligations	$2.5	3.3	0.8	0.9	3.3	4.2
Return on assets – expected	(3.1)	(3.3)	—	—	(3.1)	(3.3)
Amortization of losses	4.8	4.0	2.1	2.0	6.9	6.0
Amortization of prior service credit	(1.2)	(1.2)	—	—	(1.2)	(1.2)
Net periodic postretirement cost	$3.0	2.8	2.9	2.9	5.9	5.7
The components of net periodic pension cost and net periodic postretirement cost other than the service cost component are included in interest and other nonoperating income (expense) in the condensed consolidated statements of operations.

Note 5 - Income taxes

	Three Months Ended March 31,
	2021	2020
Continuing operations
Provision (benefit) for income taxes (in millions)	$13.6	(12.2)
Effective tax rate	46.9%	129.8%

2021 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first three months of 2021 was greater than the 21% U.S. statutory rate primarily due to the geographical mix of earnings, the seasonality of book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on cross border payments and U.S. taxable income limitations, and the characterization of a French business tax as an income tax.

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

G4S plc ("G4S") Acquisitions
On February 26, 2020, we announced that we agreed to acquire the majority of the cash management operations of U.K.-based G4S, with closings planned in multiple phases in 2020. In March 2020, we acquired 100% of the capital stock of G4S International Logistics Group Limited ("G4Si"), a company which directly or indirectly owns controlling interests in multiple businesses providing secure international transportation of valuables. In the second quarter of 2020, we acquired cash management operations from G4S located in the Netherlands, Belgium, Ireland, Hong Kong, Cyprus, Romania, the Czech Republic, Malaysia, the Dominican Republic and the Philippines. In the third quarter of 2020, we acquired operations in Indonesia, Estonia, Latvia and Lithuania. In the first quarter of 2021, we acquired operations in Macau, Luxembourg and Kuwait, which completed the remaining planned G4S transactions. For the majority of the acquisitions in 2020 and the first quarter of 2021, we acquired 100% of the ownership interests. In Malaysia, the Dominican Republic, the Philippines, Indonesia and Kuwait, we acquired ownership interests of less than 100%. We believe that we meet the accounting criteria for consolidating these subsidiaries. In the aggregate, the purchase consideration for the G4S acquisitions in 2020 and the first three months of 2021 is $836.9 million. We have also paid G4S approximately $114 million for net intercompany receivables from the acquired subsidiaries. The G4S businesses acquired generated approximately $800 million in annual revenues in 2019.

The contingent consideration noted in the following table below is related to the acquisition of the Malaysia operations. The consideration will be paid when minimum dividend distributions are received by Brink's relating to cash on the balance sheets of the Malaysia subsidiaries as of the acquisition date. We used a probability-weighted approach to estimate the fair value of the contingent consideration. The fair value of the contingent consideration reflected in the table below is the full $22 million that remains potentially payable as of March 31, 2021 as we believe it is unlikely that the contingent consideration payments will be reduced.

We finalized our purchase price accounting in the first quarter of 2021 for the businesses we acquired in March 2020. For the remaining businesses acquired from G4S, we have provisionally estimated fair values for the assets purchased, liabilities assumed and purchase consideration as of the date of the acquisition in the following table. The determination of estimated fair value required management to make significant estimates and assumptions. The amounts reported are considered provisional as we are completing the valuations that are required to allocate the purchase price in areas such as property and equipment, intangible assets, lease-related assets and liabilities, deferred taxes and goodwill. As a result, the allocation of the provisional purchase price may change in the future.

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration

Cash paid through March 31, 2021	$817.4
Contingent consideration	22.0
Liabilities assumed from seller	2.8
Indemnification asset	(5.3)
Fair value of purchase consideration	$836.9

Fair value of net assets acquired

Cash	$244.4
Restricted cash	30.1
Accounts receivable	145.7
Other current assets	31.4
Property and equipment, net	123.9
Right-of-use assets, net	77.5
Intangible assets(a)	206.0
Goodwill(b)	533.6
Other noncurrent assets	16.1
Current liabilities	(295.2)
Lease liabilities	(68.1)
Other noncurrent liabilities	(93.1)
Fair value of net assets acquired	$952.3
Less: Fair value of noncontrolling interest	(115.4)
Fair value of purchase consideration	$836.9
(a)Intangible assets are composed of customer relationships ($206 million fair value and 15 year amortization period).
(b)Consists of intangible assets that do not qualify for separate recognition, combined with synergies expected from integrating G4S operations with our existing operations. Goodwill has been provisionally assigned to the Europe reporting unit ($191 million), the Rest of World reporting unit ($340 million) and the South America reporting unit ($3 million). We do not currently expect goodwill in these reporting units to be deductible for tax purposes.

Actual and Pro forma disclosures

Below are the actual results included in Brink's consolidated results for the G4S businesses we acquired in 2020 and the first three months of 2021.

(In millions)	Revenue	Net income (loss) attributable to Brink's

Three months ended March 31, 2021
G4S	$156.4	5.6
Total	$156.4	5.6

Three months ended March 31, 2020
G4Si	$5.4	0.4
Total	$5.4	0.4

The pro forma consolidated results of Brink’s presented below reflect a hypothetical ownership as of January 1, 2019 for the businesses we acquired during 2020 and a hypothetical ownership as of January 1, 2020 for the businesses we acquired in the first three months of 2021.

(In millions)	Revenue	Net income (loss) attributable to Brink's

Pro forma results of Brink's for the three months ended March 31,
2021
Brink's as reported	$977.7	12.7
G4S(a)	7.0	0.7
Total	$984.7	13.4

2020
Brink's as reported	$872.8	1.8
G4S(a)	173.1	2.0
Total	$1,045.9	3.8

(a)Represents amounts prior to acquisition by Brink's.

Acquisition costs

We have incurred $2.4 million in transaction costs related to business acquisitions in the first three months of 2021 (compared to $5.5 million in the first three months of 2020). These costs are classified in the condensed consolidated statements of operations as selling, general and administrative expenses.

Dispositions
On January 1, 2020, we sold 100% of our ownership interest in a French security services company for a net sales price of approximately
$11 million. We recognized a $4.7 million gain in the first three months of 2020 related to the sale of this business, which is reported in interest and other nonoperating income (expense) in the condensed consolidated statements of operations. The French security services company was part of the Europe reportable segment and reported revenues of $3 million in 2019.

Note 7 - Accumulated other comprehensive income (loss)

Other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive loss into earnings, was as follows:

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Three months ended March 31, 2021

Amounts attributable to Brink's:
Benefit plan adjustments	$(17.3)	4.1	16.1	(4.6)	(1.7)
Foreign currency translation adjustments(b)	(44.2)	—	—	—	(44.2)
Gains (losses) on cash flow hedges	10.5	(3.4)	(3.3)	1.4	5.2
	(51.0)	0.7	12.8	(3.2)	(40.7)

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	(0.3)	—	—	—	(0.3)
Foreign currency translation adjustments	(1.8)	—	—	—	(1.8)
	(2.1)	—	—	—	(2.1)

Total
Benefit plan adjustments(a)	(17.6)	4.1	16.1	(4.6)	(2.0)
Foreign currency translation adjustments(b)	(46.0)	—	—	—	(46.0)
Gains (losses) on cash flow hedges(c)	10.5	(3.4)	(3.3)	1.4	5.2
	$(53.1)	0.7	12.8	(3.2)	(42.8)

Three months ended March 31, 2020

Amounts attributable to Brink's:
Benefit plan adjustments	$4.2	0.1	13.3	(3.1)	14.5
Foreign currency translation adjustments(b)	(119.9)	—	—	—	(119.9)
Gains (losses) on cash flow hedges	10.0	(5.3)	(24.7)	8.4	(11.6)
	(105.7)	(5.2)	(11.4)	5.3	(117.0)

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	(0.4)	—	—	—	(0.4)
	(0.4)	—	—	—	(0.4)

Total
Benefit plan adjustments(a)	4.2	0.1	13.3	(3.1)	14.5
Foreign currency translation adjustments(b)	(120.3)	—	—	—	(120.3)
Gains (losses) on cash flow hedges(c)	10.0	(5.3)	(24.7)	8.4	(11.6)
	$(106.1)	(5.2)	(11.4)	5.3	(117.4)

(a)The amortization of actuarial losses and prior service cost is part of total net periodic retirement benefit cost when reclassified to net income.  Net periodic retirement benefit cost also includes service cost, interest cost, expected return on assets, and settlement losses.  Total service cost is allocated between cost of revenues and selling, general and administrative expenses on a plan-by-plan basis and the remaining net periodic retirement benefit cost items are allocated to interest and other nonoperating expense:

	Three Months Ended March 31,
(In millions)	2021	2020
Total net periodic retirement benefit cost included in:
Cost of revenues	$1.7	2.4
Selling, general and administrative expenses	0.5	0.5
Interest and other nonoperating expense	9.6	9.1

(b)2021 foreign currency translation adjustment amounts arising during the current period reflect primarily the devaluation of the euro and Brazilian real. 2020 foreign currency translation adjustment amounts arising during the period reflect primarily the devaluation of the Mexican peso and Brazilian real.
(c)Pretax gains and losses on cash flow hedges are classified in the condensed consolidated statements of operations as:
•other operating income (expense) ($6.1 million gain in the three months ended March 31, 2021 and $26.1 million gain in the three months ended March 31, 2020)
•interest expense ($2.7 million of expense in the three months ended March 31, 2021 and $1.5 million of expense in the three months ended March 31, 2020).

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

(In millions)	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2020	$(614.8)	(363.2)	(22.0)	(1,000.0)
Other comprehensive income (loss) before reclassifications	(13.2)	(44.2)	7.1	(50.3)
Amounts reclassified from accumulated other comprehensive loss to net income	11.5	—	(1.9)	9.6
Other comprehensive income (loss) attributable to Brink's	(1.7)	(44.2)	5.2	(40.7)
Balance as of March 31, 2021	$(616.5)	(407.4)	(16.8)	(1,040.7)

Note 8 - Fair value of financial instruments

Investments in Marketable Securities
We have investments in mutual funds and equity securities that are carried at fair value in the financial statements. For these investments, fair value was based on quoted market prices, which we have categorized as a Level 1 valuation.

Fixed-Rate Debt
The fair value and carrying value of our material fixed-rate debt is as follows:

(In millions)	March 31, 2021	December 31, 2020

$600 million Senior unsecured notes
Carrying value	$600.0	600.0
Fair value	625.7	640.9

$400 million Senior unsecured notes
Carrying value	400.0	400.0
Fair value	418.1	426.8

The fair value estimates of our senior unsecured notes was based on the present value of future cash flows, discounted at rates for similar instruments at the measurement date, which we have categorized as a Level 3 valuation.

Forward and Swap Contracts
We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At March 31, 2021, the notional value of our short term outstanding foreign currency forward and swap contracts was $436 million, with average maturities of approximately one month.  These foreign currency forward and swap contracts primarily offset exposures in the euro and the British pound and are not designated as hedges for accounting purposes. Accordingly, changes in their fair value are recorded immediately in earnings. At March 31, 2021, the fair value of our short term foreign currency contracts was a net asset of approximately $8.0 million, of which $8.2 million was included in prepaid expenses and other and $0.2 million was included in accrued liabilities on the condensed consolidated balance sheet. At December 31, 2020, the fair value of these foreign currency contracts was a net asset of approximately $2.4 million, of which $3.5 million was included in prepaid expenses and other and $1.1 million was included in accrued liabilities on the condensed consolidated balance sheet.

Amounts under these contracts were recognized in other operating income (expense) and in interest and other nonoperating income and expense as follows:

	Three Months Ended March 31,
(In millions)	2021	2020

Derivative instrument gains (losses) included in other operating income (expense)	$10.5	1.3

Derivative instrument losses included in other nonoperating income (expense)(a)	—	(7.7)

(a)Represents losses on foreign currency forward contracts related to 2020 acquisition of business operations from G4S.

In the first quarter of 2019, we entered into a long term cross currency swap contract to hedge exposure in Brazilian real, which is designated as a cash flow hedge for accounting purposes. At March 31, 2021, the notional value of this long term contract was $93 million with a weighted-average maturity of 1.7 years. At March 31, 2021, the fair value of the long term cross currency swap contract was a $30.2 million net asset, of which $5.2 million is included in prepaid expenses and other and $25 million is included in other assets on the condensed consolidated balance sheet. At December 31, 2020, the fair value of the long term cross currency swap contract was a $23.6 million net asset, of which a $3.2 million asset is included in prepaid and other assets and $20.4 million asset is included in other assets on the condensed consolidated balance sheet.

Amounts under this contract were recognized in other operating income (expense) to offset transaction gains or losses and in interest expense as follows:

	Three Months Ended March 31,
(In millions)	2021	2020

Derivative instrument gains included in other operating income (expense)	$6.1	26.1

Offsetting transaction losses	(6.1)	(26.1)

Derivative instrument losses included in interest expense	(0.3)	(0.7)

Net derivative instrument gains	5.8	25.4

In the first quarter of 2019, we entered into ten interest rate swaps that hedge cash flow risk associated with changes in variable interest rates and that are designated as cash flow hedges for accounting purposes. At March 31, 2021, the notional value of these contracts was $400 million with a remaining weighted-average maturity of 1.5 years. At March 31, 2021, the fair value of these interest rate swaps was a net liability of $24.4 million, of which $9.7 million was included in accrued liabilities and $14.7 million was included in other liabilities on the condensed consolidated balance sheet. At December 31, 2020, the fair value of these interest rate swaps was a net liability of $29.0 million, of which $9.7 million was included in accrued liabilities and $19.3 million was included in other liabilities on the condensed consolidated balance sheet.

The effect of these swaps is included in interest expense.

	Three Months Ended March 31,
(In millions)	2021	2020

Derivative instrument losses included in interest expense	2.4	0.8

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

There were no transfers in or out of any of the levels of the valuation hierarchy in the first three months of 2021.

Note 9 - Debt

	March 31,	December 31,
(In millions)	2021	2020
Debt:
Short-term borrowings	$23.8	14.2
Total short-term borrowings	$23.8	14.2

Long-term debt
Bank credit facilities:
Term loan A(a)	$1,275.5	1,292.4
Senior unsecured notes(b)	988.0	987.5
Revolving Credit Facility	104.3	—
Other	47.6	40.2
Financing leases	147.9	151.4
Total long-term debt	$2,563.3	2,471.5

Total debt	$2,587.1	2,485.7

Included in:
Current liabilities	$159.5	151.5
Noncurrent liabilities	2,427.6	2,334.2
Total debt	$2,587.1	2,485.7

(a)Amounts outstanding are net of unamortized debt costs of $5.0 million as of March 31, 2021 and $5.4 million as of December 31, 2020.
(b)Amounts outstanding are net of unamortized debt costs of $12.0 million as of March 31, 2021 and $12.5 million as of December 31, 2020.

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
All Loans under the Revolving Credit Facility and the Term Loans will mature five years after the first amendment date to the Senior Secured Credit Facility on February 8, 2024. Principal payments for the Term Loans are due quarterly in an amount equal to 1.25% of the initial loan amount with a final lump sum payment due on February 8, 2024. Interest rates for the Senior Secured Credit Facility are based on LIBOR plus a margin or an alternate base rate plus a margin. The Revolving Credit Facility allows us to borrow money or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of March 31, 2021, $896 million was available under the Revolving Credit Facility. The obligations under the Senior Secured Credit Facility are secured by a first-priority lien on all or substantially all of the assets of the Company and certain of its domestic subsidiaries, including a first-priority lien on equity interests of certain of the Company’s direct and indirect subsidiaries. The Company and certain of its domestic subsidiaries also guarantee the obligations under the Senior Secured Credit Facility.
The margin on both LIBOR and alternate base rate borrowings under the Senior Secured Credit Facility is based on the Company’s total net debt leverage ratio. The margin on LIBOR borrowings, which can range from 1.25% to 2.50%, was 2% at March 31, 2021. The margin on alternate base rate borrowings, which can range from 0.25% to 1.50%, was 1% as of March 31, 2021. We also pay an annual commitment fee on the unused portion of the Revolving Credit Facility based on the Company’s total net leverage ratio. The commitment fee, which can range from 0.15% to 0.35%, was 0.3% as of March 31, 2021.

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

Letter of Credit Facilities and Bank Guarantee Facilities
We have four committed letter of credit facilities totaling $68 million, of which approximately$18 million was available at March 31, 2021. At March 31, 2021, we had undrawn letters of credit and guarantees of $50 million issued under these facilities. We have two $10 million facilities. The first $10 million facility expires in April 2022 while the second $10 million facility has no expiration date, the $32 million facility expires in December 2022 and the $16 million facility expires in January 2024.

We have two uncommitted letter of credit facilities totaling $55 million, of which approximately $32 million was available at March 31, 2021. At March 31, 2021, we had undrawn letters of credit and guarantees of $23 million issued under these facilities. A $40 million facility expires in December 2021 and a $15 million facility has no expiration date.

The Senior Secured Credit Facility is also available for issuance of letters of credit and bank guarantees.

The Senior Secured Credit Facility, Senior Unsecured Notes, the Letter of Credit Facilities and Bank Guarantee Facilities contain various financial and other covenants. The financial covenants, among other things, limit our ability to provide liens, restrict fundamental changes, limit transactions with affiliates and unrestricted subsidiaries, restrict changes to our fiscal year and to organizational documents, limit asset dispositions, limit the use of proceeds from asset sales, limit sale and leaseback transactions, limit investments, limit the ability to incur debt, restrict certain payments to shareholders, limit negative pledges, limit the ability to change the nature of our business, provide for a maximum consolidated net leverage ratio and provide for minimum coverage of interest costs. If we were not to comply with the terms of our various financing agreements, the repayment terms could be accelerated and the commitments could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other financing agreements. We were in compliance with all covenants at March 31, 2021.

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

The following table is a rollforward of the allowance for doubtful accounts for the three month period ended March 31, 2021.

Allowance for doubtful accounts:

(In millions)

December 31, 2020	$30.7
Provision for uncollectible accounts receivable(a)	7.0
Write-offs and recoveries	(2.1)
Foreign currency exchange effects	(0.6)
March 31, 2021	$35.0

(a)The provision in 2021 includes a $1.6 million reduction in allowance related to the internal loss in our U.S global services operations. See Note 1 for details.

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

Outstanding awards at March 31, 2021 include performance share units, restricted stock units, deferred stock units, performance-based stock options, time-based stock options and certain awards that will be settled in cash.

Compensation Expense
Compensation expense is measured using the fair-value-based method.  Prior to 2020, for employee and director awards considered equity grants, compensation expense is recognized from the award or grant date to the earlier of the retirement-eligible date or the vesting date. In 2020, the retirement eligibility provisions for many employee awards were changed on a go-forward basis to require a six month notification period prior to actual retirement.  For the 2020 awards, we recognize expense from the grant date to six months after the participant's retirement eligible date. In 2021, the retirement eligibility provisions were changed on a go-forward basis to require minimum of a one year service period in order to meet the retirement eligible conditions. For the 2021 awards, we recognize expense from the grant date to the earlier of the retirement-eligible date (provided it is not less than one year from the grant date) or the vesting date.

Compensation expenses are classified as selling, general and administrative expenses in the condensed consolidated statements of operations. Compensation expenses for the share-based awards were as follows:

	Compensation Expense
	Three Months Ended March 31,
(in millions)	2021	2020

Performance share units	$5.1	4.6
Restricted stock units	1.7	1.3
Deferred stock units and fees paid in stock	0.1	0.3
Performance-based stock options	0.3	0.7
Time-based vesting stock options	0.4	0.3
Cash based awards	0.8	—
Share-based payment expense	8.4	7.2
Income tax benefit	(1.9)	(1.6)
Share-based payment expense, net of tax	$6.5	5.6

Performance-Based Stock Options
In 2018, 2017 and 2016, we granted performance-based stock options that have a service condition as well as a market condition. In addition, some of the awards granted in 2016 contained a non-financial performance condition. We measure the fair value of these performance-based options at the grant date using a Monte Carlo simulation model.

The following table summarizes performance-based stock option activity during the first three months of 2021:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2020	1,165.0	$11.17
Granted	—	—
Expired(a)	(184.7)	15.23
Exercised	(33.8)	14.72
Outstanding balance as of March 31, 2021	946.5	$10.25

(a)Although the service condition had been met, these 2018 performance options expired in accordance with the terms of the underlying award agreement.

Time-Based Stock Options
We granted time-based stock options that contain only a service condition. We measure the fair value of these time-based options at the grant date using a Black-Scholes-Merton option pricing model.

The following table summarizes time-based stock option activity during the first three months of 2021:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2020	207.8	$21.38
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding balance as of March 31, 2021	207.8	$21.38

Restricted Stock Units (“RSUs”)
We granted RSUs that contain only a service condition. We measure the fair value of RSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period.

The following table summarizes RSU activity during the first three months of 2021:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2020	251.8	$72.30
Granted	85.6	79.02
Forfeited	(2.4)	78.33
Vested	(65.3)	77.82
Nonvested balance as of March 31, 2021	269.7	$73.05

Performance Share Units ("PSUs”)
We granted Internal Metric PSUs ("IM PSUs") and Total Shareholder Return PSUs ("TSR PSUs").

IM PSUs contain a performance condition as well as a service condition. We measure the fair value of these PSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period. For the IM PSUs granted in 2021, the performance period is from January 1, 2021 to December 31, 2022.

TSR PSUs contain a market condition as well as a service condition. We measure the fair value of PSUs containing a market condition at the grant date using a Monte Carlo simulation model.  For the TSR PSUs granted in 2021, the performance period is from January 1, 2021 to December 31, 2023.

The following table summarizes all PSU activity during the first three months of 2021:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2020	576.7	$80.43
Granted	266.9	81.04
Forfeited	(7.1)	78.05
Vested(a)	(149.5)	74.03
Nonvested balance as of March 31, 2021	687.0	$82.09

(a)The vested PSUs presented are based on the target amount of the award. In accordance with the terms of the underlying award agreements, the actual shares earned and distributed for the performance period ended December 31, 2020 were 246.9 thousand, compared to target shares of 149.5 thousand.

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

The following table summarizes all DSU activity during the first three months of 2021:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2020	21.6	$40.46
Granted	0.2	82.57
Forfeited	(3.0)	40.46
Vested	—	—
Nonvested balance as of March 31, 2021	18.8	$40.95

Note 12 - Capital Stock

Common Stock
At March 31, 2021, we had 100 million shares of common stock authorized and 49.7 million shares issued and outstanding.

Dividends
We paid regular quarterly dividends on our common stock during the last two years.  The payment of future dividends is at the discretion of the Board of Directors and is dependent on our future earnings, financial condition, shareholder equity levels, cash flow, business requirements and other factors.

Preferred Stock
At March 31, 2021, we had the authority to issue up to 2.0 million shares of preferred stock with a par value of $10 per share.

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

At March 31, 2021, $200 million remained available under the $250 million repurchase program.
Shares Used to Calculate Earnings per Share

	Three Months Ended March 31,
(In millions)	2021	2020

Weighted-average shares:
Basic(a)	49.8	50.6
Effect of dilutive stock awards and options	0.7	0.7
Diluted	50.5	51.3

Antidilutive stock awards and options excluded from denominator	0.2	0.4

(a)We have deferred compensation plans for directors and certain of our employees.  Some amounts owed to participants are denominated in common stock units.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average common stock units credited to employees and directors under the deferred compensation plans.  Additionally, nonvested units containing only a service requirement are also included in the computation of basic weighted-average shares when the requisite service period has been completed. Accordingly, included in basic shares are 0.3 million in the three months ended March 31, 2021, and 0.3 million in the three months ended March 31, 2020.

Note 13 - Supplemental cash flow information

	Three Months Ended March 31,
(In millions)	2021	2020
Cash paid for:
Interest	$25.7	12.1
Income taxes, net	14.6	20.4

Argentina Currency Conversions
We have elected in the past and could continue in the future to repatriate cash from Brink's Argentina using different means to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms generally settle at rates that are less favorable than the rates at which we remeasure the financial statements of Brink’s Argentina. The net cash flows from these transactions are treated as operating cash flows as the financial instruments are purchased specifically for resale and are generally sold within a short period of time from the date of purchase. We did not have any such conversions in the first three months of 2021 and 2020.

Non-cash Investing and Financing Activities
We acquired $7.8 million in armored vehicles and other equipment under financing lease arrangements in the first three months of 2021 compared to $13.2 million in armored vehicles and other equipment acquired under financing lease arrangements in the first three months of 2020.

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

In accordance with a revolving credit facility, we are required to maintain a restricted cash reserve of $6.1 million ($5.0 million at December 31, 2020) and, due to this contractual restriction, we have classified these amounts as restricted cash.

At March 31, 2021, we held $274.2 million of restricted cash ($134.6 million represented restricted cash held for customers and $132.2 million represented accrued liabilities). At December 31, 2020, we held $322.0 million of restricted cash ($199.5 million represented restricted cash held for customers and $113.7 million represented accrued liabilities).

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

	March 31,	December 31,
(In millions)	2021	2020
Cash and cash equivalents	$598.1	620.9
Restricted cash	274.2	322.0
Total, cash, cash equivalents, and restricted cash in the condensed consolidated statements of cash flows	$872.3	942.9

Note 14 - Contingent matters

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

Note 15 - Reorganization and Restructuring

Other Restructurings
Management periodically implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized net costs of $5.6 million in the first three months of 2020, primarily severance costs. We recognized $6.6 million net costs in the first three months of 2021, primarily severance costs. For the restructuring actions that have not yet been completed, we expect to incur additional costs between $3 million and $5 million in future periods.

The following table summarizes the changes in the accrued liability for costs incurred, payments and utilization, and foreign currency exchange effects of other restructurings:

(In millions)	Severance Costs	Other	Total

Balance as of January 1, 2021	$9.3	—	9.3
Expense	5.3	1.3	6.6
Payments and utilization	(4.7)	(1.3)	(6.0)
Foreign currency exchange effects	(0.2)	—	(0.2)
Balance as of March 31, 2021	$9.7	—	9.7

Note 16 - Subsequent Events

Acquisition of ATM Services Provider
On April 1, 2021, we acquired PAI, Inc. ("PAI") for approximately $213 million. PAI is the largest privately-held provider of ATM services in the U.S. and is expected to generate approximately $320 million in annual revenues.

Cross Currency Swaps
On April 26, 2021, we entered into a series of cross currency swaps with a combined notional amount of $400 million, to hedge a portion of our net investments in certain subsidiaries with euro as their functional currency. Under these ten-year agreements, we will pay interest of EUR 0.00% and receive interest of USD 1.51%. These interest amounts will be recognized in earnings over the duration of the swaps. The spot-to-spot changes in the fair values of these swaps will be recognized in foreign currency translation, a component of accumulated other comprehensive income (loss), to offset the changes in the values of the net investments being hedged.

THE BRINK’S COMPANY
and subsidiaries

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Brink’s Company (along with its subsidiaries, “Brink’s”, the “Company,” “we”, “us” or “our”) offers transportation and logistics management services for cash and valuables throughout the world.  These services include:
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
•Commercial security systems services – design and installation of security systems in designated markets in Europe
•Guarding services – protection of airports, offices, and certain other locations in Europe, Rest of World and Latin America with or without electronic surveillance, access control, fire prevention and highly trained patrolling personnel

We identify our operating segments based on how our chief operating decision maker (“CODM”) allocates resources, assesses performance and makes decisions.  Our CODM is our President and Chief Executive Officer.  Our CODM evaluates performance and allocates resources to each operating segment based on an operating profit or loss measure, excluding income and expenses not allocated to segments.

During the fourth quarter of 2020, we implemented changes to our organizational and management structure primarily related to our acquisition of the majority of the cash operations of G4S plc ("G4S") that resulted in changes to our operating segments. Previously, our business was managed and reported in three operating segments: North America, South America and Rest of World. We now manage our business in four segments, and segment results are reported by these four segments. The four segments are as follows:
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

The COVID-19 pandemic began to have a material adverse impact on our results of operations in the quarter ended March 31, 2020. The ongoing COVID-19 pandemic has created volatility, uncertainty and economic disruption for Brink’s, our customers and vendors, and the markets in which we do business. During 2020 and continuing into 2021 health conditions and economic activity in the countries in which we operate have been significantly impacted by government, customer and consumer actions in response to the pandemic. These actions have led to reduced customer volumes, changes to our operating procedures and increases to our costs to provide services. We have taken and continue to take actions to adjust the way we operate and reduce our costs through restructuring activities and operational changes to address these impacts and align to future anticipated revenue levels.

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
Refer to the “Liquidity and Capital Resources” section below for further discussion.

Consolidated Review

GAAP and Non-GAAP Financial Measures
We provide an analysis of our operations below on both a generally accepted accounting principles (“GAAP”) and non-GAAP basis.  The purpose of the non-GAAP information is to report our operating profit, income from continuing operations and earnings per share without certain income and expense items that do not reflect the regular earnings of our operations.  The non-GAAP financial measures are intended to provide investors with a supplemental comparison of our operating results and trends for the periods presented. Our management believes these measures are also useful to investors as they allow investors to evaluate our performance using the same metrics that our management uses to evaluate past performance and prospects for future performance. We do not consider these items to be reflective of our core operating performance due to the variability of these items from period-to-period in terms of size, nature and significance.  The non-GAAP adjustments used to reconcile our GAAP results are described on pages 37–38 and are reconciled to comparable GAAP measures on pages 43–45.

Definition of Organic Growth
Organic growth represents the change in revenues or operating profit between the current and prior period, excluding the effect of acquisitions and dispositions and changes in currency exchange rates. See definitions on page 35.

	Three Months Ended March 31,		%
(In millions, except for per share amounts)	2021	2020	Change
GAAP
Revenues	977.7	872.8	12
Cost of revenues	758.8	693.4	9
Selling, general and administrative expenses	154.3	148.1	4
Operating profit (loss)	61.7	26.2	fav
Income from continuing operations(a)	12.7	1.8	fav
Diluted EPS from continuing operations(a)	0.25	0.03	fav

Non-GAAP(b)
Non-GAAP revenues	977.7	872.8	12
Non-GAAP operating profit	90.1	63.1	43
Non-GAAP income from continuing operations(a)	41.3	25.8	60
Non-GAAP diluted EPS from continuing operations(a)	0.82	0.50	64

(a)Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.
(b)Non-GAAP results are reconciled to the applicable GAAP results on pages 43–45.

GAAP Basis
Analysis of Consolidated Results: First Quarter 2021 versus First Quarter 2020
Consolidated Revenues  Revenues increased $104.9 million due to the favorable impact of acquisitions and dispositions ($170.2 million) and an organic increase in Latin America ($0.6 million), partially offset by organic decreases in North America ($27.5 million), Europe ($25.2 million), and Rest of World ($3.9 million), and the unfavorable impact of currency exchange rates ($9.3 million). The unfavorable currency impact was driven primarily by the Argentine peso and Brazilian real, partially offset by the euro. Revenues decreased 6% on an organic basis primarily due to the impact of the COVID-19 pandemic. See above for our definition of “organic.”

Consolidated Costs and Expenses  Cost of revenues increased 9% to $758.8 million primarily due to the impact of acquisitions, partially offset by organic decreases in labor and other operational costs, including cost saving actions related to COVID-19. Selling, general and administrative costs increased 4% to $154.3 million due to the impact of acquisitions and higher corporate expenses, partially offset by lower charges incurred related to an internal loss in the U.S. global services operations.

Consolidated Operating Profit  Operating profit increased $35.5 million due mainly to:
•organic increases in North America ($18.9 million), Rest of World ($10.8 million), Latin America ($7.1 million), and Europe ($0.3 million),
•the favorable operating impact of business acquisitions and dispositions ($12.8 million), excluding intangible amortization and acquisition-related charges, and
•lower charges incurred, primarily bad debt expense, related to an internal loss in the U.S. global services operations ($10.4 million), included in “Other items not allocated to segments”, partially offset by:
•higher corporate expenses on an organic basis ($18.0 million), and
•unfavorable changes in currency exchange rates ($6.2 million) driven by the Argentine peso and Brazilian real and higher costs related to the impact of highly inflationary accounting in Argentina, partially offset by lower foreign currency transaction losses.

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Income from continuing operations attributable to Brink’s shareholders increased $10.9 million to $12.7 million due to the increase in operating profit mentioned above and lower interest and other non-operating expense ($10.1 million), partially offset by higher income tax expense ($25.8 million), higher interest expense ($7.2 million), and higher non-controlling interest ($1.7 million). Earnings per share from continuing operations was $0.25, up from $0.03 in the first quarter of 2020.

Non-GAAP Basis
Analysis of Consolidated Results: First Quarter 2021 versus First Quarter 2020
Non-GAAP Consolidated Revenues  Non-GAAP revenues increased $104.9 million due to the favorable impact of acquisitions and dispositions ($170.2 million) and an organic increase in Latin America ($0.6 million), partially offset by organic decreases in North America ($27.5 million), Europe ($25.2 million), and Rest of World ($3.9 million), and the unfavorable impact of currency exchange rates ($9.3 million). The unfavorable currency impact was driven primarily by the Argentine peso and Brazilian real, partially offset by the euro. Revenues decreased 6% on an organic basis primarily due to the impact of the COVID-19 pandemic. See above for our definition of “organic.”

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit increased $27.0 million due mainly to:
•organic increases in North America ($18.9 million), Rest of World ($10.8 million), Latin America ($7.1 million), and Europe ($0.3 million), and
•the favorable operating impact of business acquisitions and dispositions ($12.8 million), excluding intangible amortization and acquisition-related charges, partially offset by:
•higher corporate expenses on an organic basis ($18.0 million),
•unfavorable changes in currency exchange rates ($4.9 million) driven by the Argentine peso and Brazilian real, partially offset by lower foreign currency transaction losses

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders increased $15.5 million to $41.3 million due to the operating profit increase mentioned above and lower interest and other non-operating expense ($6.0 million), partially offset by higher income tax expense ($8.0 million), higher interest expense ($7.6 million), and higher non-controlling interest ($1.9 million). Earnings per share from continuing operations was $0.82, up from $0.50 in the first quarter of 2020.

Revenues and Operating Profit by Segment: First Quarter 2021 versus First Quarter 2020

		Organic	Acquisitions /			% Change
(In millions)	1Q'20	Change	Dispositions(a)	Currency(b)	1Q'21	Total	Organic
Revenues:
North America	$340.9	(27.5)	1.7	2.0	317.1	(7)	(8)
Latin America	299.0	0.6	5.4	(35.3)	269.7	(10)	—
Europe	126.3	(25.2)	96.3	17.0	214.4	70	(20)
Rest of World	106.6	(3.9)	66.8	7.0	176.5	66	(4)
Segment revenues(e)	872.8	(56.0)	170.2	(9.3)	977.7	12	(6)

Revenues - GAAP	$872.8	(56.0)	170.2	(9.3)	977.7	12	(6)

Operating profit:
North America(f)	$13.4	18.9	—	—	32.3	fav	fav
Latin America	60.5	7.1	0.4	(9.3)	58.7	(3)	12
Europe	2.1	0.3	7.5	0.7	10.6	fav	14
Rest of World	13.6	10.7	4.9	1.2	30.4	fav	79
Segment operating profit	89.6	37.0	12.8	(7.4)	132.0	47	41
Corporate(c)(f)	(26.5)	(18.0)	—	2.6	(41.9)	58	68
Operating profit - non-GAAP	63.1	19.0	12.8	(4.8)	90.1	43	30

Other items not allocated to segments(d)	(36.9)	10.0	(0.2)	(1.3)	(28.4)	(23)	(27)
Operating profit - GAAP	$26.2	29.0	12.6	(6.1)	61.7	fav	fav
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
(d)See pages 37–38 for more information.
(e)Segment revenues equal our total reported non-GAAP revenues.
(f)First quarter 2021 North America operating profit benefited $12.3 million from a change in our method to calculate the allowance for doubtful accounts, with an offsetting higher expense at Corporate. There was no net impact on consolidated operating profit. See further discussion below in Analysis of Segment Results.

Analysis of Segment Results: First Quarter 2021 versus First Quarter 2020

North America
Revenues decreased 7% ($23.8 million) primarily due to an 8% organic decrease ($27.5 million), partially offset by the favorable impact of currency exchange rates ($2.0 million) and the favorable impact of acquisitions ($1.7 million). Organic revenue decreased primarily from lower volumes due to the COVID-19 pandemic throughout the segment. Operating profit increased $18.9 million due to an organic increase. The increase was driven by a change to the allowance for doubtful accounts calculation method of the segment’s U.S. business, which resulted in a $12.3 million operating profit increase, and which was offset by a $12.3 million increase to Corporate expense, resulting in no impact to consolidated operating profit for the quarter. Historically, all Brink’s business units followed an internal Company policy for determining an allowance for doubtful accounts and the allowances were then reconciled to the required U.S. GAAP estimated consolidated allowance, with any differences reported as part of Corporate expense. Other than for the U.S. business, the reconciling differences were not significant. We changed the U.S. calculation of the allowance in order to more closely align it with the U.S. GAAP consolidated calculation and to minimize reconciling differences, resulting in the offsetting $12.3 million adjustments to align the methods. The remaining increase to North America segment profit was driven by labor and other operational cost management and saving actions throughout the segment, including those taken in response to COVID-19 and government COVID-19 assistance in Canada.

Latin America
Revenues decreased 10% ($29.3 million) primarily due to the unfavorable impact of currency exchange rates ($35.3 million) primarily from Argentine peso and Brazilian real, partially offset by the favorable impact of acquisitions ($5.4 million) and an organic increase ($0.6 million). The organic increase was due to organic growth in Argentina driven by inflation-based price increases, mostly offset by lower volumes across the region due to the COVID-19 pandemic. Operating profit was down 3% ($1.8 million) primarily due to unfavorable currency ($9.3 million), partially offset by a 12% organic increase ($7.1 million), including the benefit of labor and other operational cost saving actions, and the favorable impact of acquisitions and dispositions ($0.4 million). The organic increase was driven by Argentina, Brazil and Mexico.

Europe
Revenues increased 70% ($88.1 million) due to the favorable impact of acquisitions and dispositions ($96.3 million) and currency exchange rates ($17.0 million), partially offset by a 20% organic decrease ($25.2 million). The favorable currency impact was driven by the euro. The organic decrease was primarily due to lower volumes throughout the region driven by the impact of the COVID-19 pandemic. Operating profit increased $8.5 million to $10.6 million primarily due to the favorable impact of acquisitions and dispositions ($7.5 million), the favorable impact of currency exchange rates ($0.7 million), and an organic increase of 14% ($0.3 million). The organic increase was primarily due to the impact of labor and other operational cost saving actions, including those taken in response to COVID-19. Results were also helped by government COVID-19 assistance in several countries, which offset the impact of revenue declines.

Rest of World
Revenues increased 66% ($69.9 million) due to the favorable impact of acquisitions and dispositions ($66.8 million) and currency exchange rates ($7.0 million), partially offset by a 4% organic decrease ($3.9 million). The organic decrease was primarily due to lower volumes throughout the region driven by the impact of the COVID-19 pandemic, partially offset by higher global services revenue. Operating profit increased $16.8 million primarily due to a 79% organic increase ($10.7 million), the favorable impact of acquisitions and dispositions ($4.9 million), and the favorable impact of currency exchange rates ($1.2 million). The organic increase was primarily due to global services growth and the impact of labor and other operational cost saving actions, including those taken in response to COVID-19.

Income and Expense Not Allocated to Segments

Corporate Expenses

	Three Months Ended March 31,		%
(In millions)	2021	2020	change
General, administrative and other expenses	$(30.1)	(27.3)	10
Foreign currency transaction gains (losses)	0.1	(2.7)	fav
Reconciliation of segment policies to GAAP	(11.9)	3.5	unfav
Corporate expenses	$(41.9)	(26.5)	58

Corporate expenses for the first three months of 2021 increased $15.4 million versus the prior year period primarily driven by higher bad debt expense reported in Corporate expense as part of the reconciliation of segment accounting policies to U.S. GAAP. The bad debt expense increase excludes the impact of the internal loss in our U.S. global services operations described on the next page. The increase in bad debt expense was partially offset by a reduction in security-related costs and lower foreign currency transaction losses in the current year period. Corporate expenses include corporate headquarters costs, regional management costs, currency transaction gains and losses, costs related to global initiatives and adjustments to reconcile segment accounting policies to U.S. GAAP.

Other Items Not Allocated to Segments

	Three Months Ended March 31,		%
(In millions)	2021	2020	change
Operating profit:
Reorganization and Restructuring	$(6.6)	(5.6)	18
Acquisitions and dispositions	(18.7)	(19.1)	(2)
Argentina highly inflationary impact	(3.9)	(2.4)	63
Internal loss	0.8	(9.6)	fav
Reporting compliance	—	(0.2)	(100)
Operating profit	$(28.4)	(36.9)	(23)

The impact of other items not allocated to segments was a loss of $28.4 million in the first three months of 2021 versus the prior year period loss of $36.9 million. The change was primarily due to a reduction in net charges recognized in the current year period related to an internal loss in the U.S. global services operations. This favorable change was partially offset by an increase in the negative impact of highly inflationary accounting in Argentina and higher reorganization and restructuring expenses.

Reorganization and Restructuring
Other Restructurings
Management periodically implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized charges of $5.6 million in the first three months of 2020, primarily severance costs. We recognized $6.6 million net costs in the first three months of 2021, primarily severance costs. When completed, the current restructuring actions will reduce our workforce by 1,500 to 1,700 positions and result in annualized cost savings of $18 million to $23 million. For the restructuring actions that have not yet been completed, we expect to incur additional costs between $3 million and $5 million in future periods. These estimates will be updated as management targets additional sections of our business.

Due to the unique circumstances around these charges, they have not been allocated to segment results and are excluded from non-GAAP results. Charges related to the employees, assets, leases and contracts impacted by these restructuring actions were excluded from the segments and corporate expenses as shown in the table below.

	Three Months Ended March 31,		%
(In millions)	2021	2020	change
Reportable Segments:
North America	$(0.3)	—	unfav
Latin America	(1.0)	(1.9)	(47)
Europe	(4.9)	(1.0)	unfav
Rest of World	(0.4)	(2.5)	(84)
Total reportable segments	(6.6)	(5.4)	22
Corporate items	—	(0.2)	(100)
Total	$(6.6)	(5.6)	18

Acquisitions and dispositions Certain acquisition and disposition items that are not considered part of the ongoing activities of the business and are special in nature are consistently excluded from segment and non-GAAP results. These items are described below:
2021 Acquisitions and Dispositions
•Amortization expense for acquisition-related intangible assets was $9.9 million in the first three months of 2021.
•We incurred $4.1 million in integration costs, primarily related to G4S, in the first three months of 2021.
•Transaction costs related to business acquisitions were $2.4 million in the first three months of 2021.
•Restructuring costs related to acquisitions were $2.3 million in the first three months of 2021.

2020 Acquisitions and Dispositions
•Amortization expense for acquisition-related intangible assets was $7.2 million in the first three months of 2020.
•We incurred $5.5 million in integration costs primarily related to Dunbar in the first three months of 2020.
•Transaction costs related to business acquisitions were $5.5 million in the first three months of 2020.
•Restructuring costs related to acquisitions, primarily Dunbar, were $0.4 million in the first three months of 2020.

Argentina highly inflationary impact Beginning in the third quarter of 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, Argentine peso-denominated monetary assets and liabilities are now remeasured at each balance sheet date to the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In addition, nonmonetary assets retain a higher historical basis when the currency is devalued. The higher historical basis results in incremental expense being recognized when the nonmonetary assets are consumed. In the first three months of 2021, we recognized $3.9 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $3.0 million. In the first three months of 2020, we recognized $2.4 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $1.6 million. These amounts are excluded from segment and non-GAAP results.

Internal loss A former non-management employee in our U.S. global services operations embezzled funds from Brink's in prior years. Except for a small deductible amount, the amount of the internal loss related to the embezzlement of funds was covered by our insurance. In an effort to cover up the embezzlement, the former employee intentionally misstated the underlying accounts receivable subledger data. In the first three months of 2020, we incurred $0.2 million in costs related to activities to reconstruct the accounts receivables subledger.

Based on the reconstructed subledger, we were able to analyze and quantify the uncollected receivables from prior periods. Although we plan to attempt to collect these receivables, we estimated an increase to bad debt expense of $9.4 million in the first three months of 2020. In the first three months of 2021, we recognized a decrease in bad debt expense of $1.6 million, primarily related to collection of these receivables. This estimate will continue to be adjusted in future periods, if needed, as assumptions related to the collectability of these accounts receivable change.  We also recognized $0.8 million of legal charges in the first three months of 2021 as we attempt to collect additional insurance recoveries related to these receivable losses.

At March 31, 2021, we have recorded an $11.0 million allowance on $11.9 million of accounts receivable, or 92%. We have defined accounts receivable impacted by the embezzlement as accounts receivable recorded as of and prior to the third quarter of 2019. Due to the unusual nature of this internal loss and the related errors in the subledger data, along with the fact that management has excluded these amounts when evaluating internal performance, we have excluded these net charges from segment and non-GAAP results.

Reporting compliance Certain compliance costs (primarily third party expenses) are excluded from segment and non-GAAP results. These costs relate to the implementation and January 1, 2019 adoption of the new lease accounting standard (amounts were not significant in the first three months of 2021 and $0.2 million in the first three months of 2020).

Foreign Operations

We currently serve customers in more than 100 countries, including 53 countries where we operate subsidiaries.

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

Our international operations conduct a majority of their business in local currencies. Because our financial results are reported in U.S. dollars, they are affected by changes in the value of various local currencies in relation to the U.S. dollar. Recent strengthening of the U.S. dollar relative to certain currencies has reduced our reported U.S. dollar revenues and operating profit and may continue in 2021.

At March 31, 2021, Argentina's economy remains highly inflationary for accounting purposes. At March 31, 2021, we had net monetary assets denominated in Argentine pesos of $37.8 million (including cash of $30.5 million) and net nonmonetary assets of $146.7 million (including $99.8 million of goodwill). At March 31, 2021, we had minimal equity securities denominated in Argentine pesos.

During September 2019, the Argentine government announced currency controls on both companies and individuals. Under the exchange procedures implemented by the central bank, approval is required for many transactions, including dividend repatriation abroad.

We have previously elected to use other market mechanisms to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms generally settle at rates that are less favorable than the rates at which we remeasure the financial statements of Brink’s Argentina. We did not have any such conversion losses in the three months ended March 31, 2021 or in the three months ended March 31, 2020.

Although the Argentine government has implemented currency controls, Brink’s management continues to provide guidance and strategic oversight, including budgeting and forecasting for Brink’s Argentina. We continue to control our Argentina business for purposes of consolidation of our financial statements and continue to monitor the situation in Argentina.

Changes in exchange rates may also affect transactions that are denominated in currencies other than the functional currency.  From time to time, we use short term foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At March 31, 2021, the notional value of our short term outstanding foreign currency forward and swap contracts was $436 million with average contract maturities of approximately one month.  These short term foreign currency forward and swap contracts primarily offset exposures in the euro and the British pound.  Additionally, these short term contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings. At March 31, 2021, the fair value of our short term foreign currency contracts was a net asset of approximately $8.0 million, of which $8.2 million was included in prepaid expenses and other and $0.2 million was included in accrued liabilities on the condensed consolidated balance sheet. At December 31, 2020, the fair value of these foreign currency contracts was a net asset of approximately $2.4 million, of which $3.5 million was included in prepaid expenses and other and $1.1 million was included in accrued liabilities on the condensed consolidated balance sheet.
Amounts under these contracts were recognized in other operating income (expense) and in interest and other nonoperating income and expense as follows:

	Three Months Ended March 31,
(In millions)	2021	2020

Derivative instrument gains (losses) included in other operating income (expense)	$10.5	1.3

Derivative instrument losses included in other nonoperating income (expense)(a)	—	(7.7)

(a)Represents loss on foreign currency forward contracts related to 2020 acquisition of business operations from G4S.

We also have a long term cross currency swap contract to hedge exposure in Brazilian real, which is designated as a cash flow hedge for accounting purposes. At March 31, 2021, the notional value of this long term contract was $93 million with a weighted-average maturity of approximately 1.7 years. At March 31, 2021, the fair value of the long term cross currency swap contract was a $30.2 million net asset, of which $5.2 million is included in prepaid expenses and other and $25 million is included in other assets on the condensed consolidated balance sheet. At December 31, 2020, the fair value of the long term cross currency swap contract was a $23.6 million net asset, of which a $3.2 million asset is included in prepaid and other assets and $20.4 million asset is included in other assets on the condensed consolidated balance sheet.

Amounts under this contract were recognized in other operating income (expense) to offset transaction gains or losses and in interest expense as follows:

	Three Months Ended March 31,
(In millions)	2021	2020

Derivative instrument gains included in other operating income (expense)	$6.1	26.1

Offsetting transaction losses	(6.1)	(26.1)

Derivative instrument losses included in interest expense	(0.3)	(0.7)

Net derivative instrument gains	5.8	25.4

See Note 1 to the condensed consolidated financial statements for a description of how we account for currency remeasurement for Argentine subsidiaries, beginning July 1, 2018 under the heading, "Argentina".

Other Operating Income (Expense)

Other operating income (expense) includes amounts included in segment results as well as income and expense not allocated to segments.

	Three Months Ended March 31,		%
(In millions)	2021	2020	change
Foreign currency items:
Transaction gains (losses)	$(13.3)	(5.6)	unfav
Derivative instrument gains (losses)	10.5	1.3	fav
Gains (losses) on sale of property and other assets	(1.7)	(0.2)	unfav
Impairment losses	(1.2)	(2.0)	(40)
Share in earnings of equity affiliates	0.3	—	fav
Royalty income	1.2	1.1	9
Other gains (losses)	1.3	0.3	fav
Other operating income (expense)	$(2.9)	(5.1)	(43)
Other operating income (expense) was a $2.9 million expense in the first three months of 2021 versus a $5.1 million expense in the prior year period. The change from the prior year period was primarily due to lower net losses from foreign currency items in the current period.

Nonoperating Income and Expense

Interest expense

	Three Months Ended March 31,		%
(In millions)	2021	2020	change
Interest expense	$27.2	20.0	36

Interest expense was higher in the first three months of 2021 compared to the prior year period primarily due to higher borrowing levels due to business acquisitions.

Interest and other nonoperating income (expense)

	Three Months Ended March 31,		%
(In millions)	2021	2020	change
Interest income	$2.1	1.1	91
Gain (loss) on equity securities	3.4	(2.5)	fav
Foreign currency transaction gains (losses)	(0.1)	(0.2)	(50)
Derivative instrument losses(a)	—	(7.7)	(100)
Retirement benefit cost other than service cost	(9.6)	(9.0)	7
Non-income taxes on intercompany billings(b)	(0.7)	(0.9)	(22)
Gain on disposition of subsidiary(c)	—	4.7	(100)
Other	(0.6)	(1.1)	(45)
Interest and other nonoperating income (expense)	$(5.5)	(15.6)	(65)

(a)Represents loss on foreign currency forward contracts related to acquisition of business operations from G4S.
(b)Certain of our Latin American subsidiaries incur non-income taxes related to the billing of intercompany charges. These intercompany charges do not impact South American segment results and are eliminated in our consolidation.
(c)Gain on the sale of our former French security services subsidiary in the first quarter of 2020.

Income Taxes

	Three Months Ended March 31,
	2021	2020
Continuing operations
Provision (benefit) for income taxes (in millions)	$13.6	(12.2)
Effective tax rate	46.9%	129.8%

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

Noncontrolling Interests

	Three Months Ended March 31,		%
(In millions)	2021	2020	change
Net income attributable to noncontrolling interests	$2.7	1.0	unfav

The change in net income attributable to noncontrolling interests in the three months and three months ended March 31, 2021 from prior periods is primarily attributable to the G4S acquisitions that closed in the second quarter of 2020 and February 2021.

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

	YTD '21			YTD '20
(In millions, except for percentages)	Pre-tax income	Income taxes	Effective tax rate	Pre-tax income	Income taxes	Effective tax rate
Effective Income Tax Rate(a)
GAAP	$29.0	13.6	46.9%	$(9.4)	(12.2)	129.8%
Retirement plans(d)	6.4	1.9		7.7	1.8
Reorganization and Restructuring(b)	6.6	1.6		5.6	1.3
Acquisitions and dispositions(b)	19.2	0.5		22.8	2.1
Argentina highly inflationary impact(b)	3.9	(0.3)		2.4	(0.2)
Internal loss(b)	(0.8)	(0.4)		9.6	2.2
Reporting compliance(b)	—	—		0.2	—
Income tax rate adjustment(c)	—	3.5		—	17.4
Non-GAAP	$64.3	20.4	31.8%	$38.9	12.4	31.8%

Amounts may not add due to rounding.

(a)From continuing operations.
(b)See “Other Items Not Allocated To Segments” on pages 37–38 for details. We do not consider these items to be reflective of our operating performance as they result from events and circumstances that are not a part of our core business.
(c)Non-GAAP income from continuing operations and non-GAAP EPS have been adjusted to reflect an effective income tax rate in each interim period equal to the full-year non-GAAP effective income tax rate. The full-year non-GAAP effective tax rate is estimated at 31.8% for 2021 and was 31.8% for 2020.
(d)Our U.S. retirement plans are frozen and costs related to these plans are excluded from non-GAAP results. Certain non-U.S. operations also have retirement plans. Settlement charges related to these non-U.S. plans are also excluded from non-GAAP results.

Non-GAAP Results Reconciled to GAAP

	Three Months Ended March 31,
(In millions, except for percentages and per share amounts)	2021	2020
Revenues:
GAAP	$977.7	872.8
Non-GAAP	$977.7	872.8

Operating profit:
GAAP	$61.7	26.2
Reorganization and Restructuring(b)	6.6	5.6
Acquisitions and dispositions(b)	18.7	19.1
Argentina highly inflationary impact(b)	3.9	2.4
Internal loss(b)	(0.8)	9.6
Reporting compliance(b)	—	0.2
Non-GAAP	$90.1	63.1

Operating margin:
GAAP margin	6.3%	3.0%
Non-GAAP margin	9.2%	7.2%

Interest expense:
GAAP	$(27.2)	(20.0)
Acquisitions and dispositions(b)	0.3	0.7
Non-GAAP	$(26.9)	(19.3)

Interest and other nonoperating income (expense):
GAAP	$(5.5)	(15.6)
Retirement plans(d)	6.4	7.7
Acquisitions and dispositions(b)	0.2	3.0
Non-GAAP	$1.1	(4.9)

Provision for income taxes:
GAAP	$13.6	(12.2)
Retirement plans(d)	1.9	1.8
Reorganization and Restructuring(b)	1.6	1.3
Acquisitions and dispositions(b)	0.5	2.1
Argentina highly inflationary impact(b)	(0.3)	(0.2)
Internal loss(b)	(0.4)	2.2
Income tax rate adjustment(c)	3.5	17.4
Non-GAAP	$20.4	12.4

Net income (loss) attributable to noncontrolling interests:
GAAP	$2.7	1.0
Reorganization and Restructuring(b)	0.1	0.1
Acquisitions and dispositions(b)	0.5	—
Income tax rate adjustment(c)	(0.7)	(0.4)
Non-GAAP	$2.6	0.7

Amounts may not add due to rounding.

See page 43 for footnote explanations.

	Three Months Ended March 31,
(In millions, except for percentages and per share amounts)	2021	2020
Income (loss) from continuing operations attributable to Brink's:
GAAP	$12.7	1.8
Retirement plans(d)	4.5	5.9
Reorganization and Restructuring(b)	4.9	4.2
Acquisitions and dispositions(b)	18.2	20.7
Argentina highly inflationary impact(b)	4.2	2.6
Internal loss(b)	(0.4)	7.4
Reporting compliance(b)	—	0.2
Income tax rate adjustment(c)	(2.8)	(17.0)
Non-GAAP	$41.3	25.8

Diluted EPS:
GAAP	$0.25	0.03
Retirement plans(d)	0.09	0.12
Reorganization and Restructuring(b)	0.10	0.08
Acquisitions and dispositions(b)	0.36	0.40
Argentina highly inflationary impact(b)	0.08	0.05
Internal loss(b)	(0.01)	0.14
Income tax rate adjustment(c)	(0.06)	(0.33)
Non-GAAP	$0.82	0.50

Amounts may not add due to rounding.

See page 43 for footnote explanations.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows from operating activities decreased by $14.9 million in the first three months of 2021 as compared to the first three months of 2020.  Cash used for investing activities increased by $28.1 million in the first three months of 2021 compared to the first three months of 2020. We financed our liquidity needs in the first three months of 2021 with existing cash and cash flows from long-term debt.

Operating Activities

	Three Months Ended March 31,		$
(In millions)	2021	2020	change
Cash flows from operating activities
Operating activities - GAAP	$(1.5)	13.4	(14.9)
(Increase) decrease in restricted cash held for customers	66.4	(81.2)	147.6
(Increase) decrease in certain customer obligations(a)	(18.4)	6.2	(24.6)
G4S intercompany payments	2.6	—	2.6
Operating activities - non-GAAP	$49.1	(61.6)	110.7

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

Non-GAAP cash flows from operating activities is a supplemental financial measure that is not required by, or presented in accordance with, GAAP. The purpose of this non-GAAP measure is to report financial information excluding cash flows from restricted cash held for customers, the impact of cash received and processed in certain of our secure cash management services operations and the impact of payments made to G4S for net intercompany receivables from the acquired subsidiaries. We believe this measure is helpful in assessing cash flows from operations, enables period-to-period comparability and is useful in predicting future operating cash flows. This non-GAAP measure should not be considered as an alternative to cash flows from operating activities determined in accordance with GAAP and should be read in conjunction with our consolidated statements of cash flows.

GAAP
Cash flows from operating activities decreased by $14.9 million in the first three months of 2021 compared to the same period in 2020.  The decrease was attributed to restricted cash held for customers (restricted cash held for customers decreased by $66.4 million in 2021 compared to an increase of $81.2 million in 2020) and higher amounts paid for interest (we had $25.7 million in cash payments for interest in 2021 as compared to $12.1 million in 2020), offset by changes in customer obligations related to certain of our secure cash management services operations (certain customer obligations increased by $18.4 million in 2021 compared to a decrease of $6.2 million in 2020) and other changes in working capital.

Non-GAAP
Non-GAAP cash flows from operating activities increased by $110.7 million in the first three months of 2021 as compared to the same period in 2020.  The increase was attributed to other changes in working capital offset by higher amounts paid for interest.

Investing Activities

	Three Months Ended March 31,		$
(In millions)	2021	2020	change
Cash flows from investing activities
Capital expenditures	$(32.2)	(30.2)	(2.0)
Acquisitions, net of cash acquired	(108.1)	(73.3)	(34.8)
Dispositions, net of cash disposed	—	(3.0)	3.0
Marketable securities:
Purchases	—	(0.1)	0.1
Sales	0.6	0.4	0.2
Proceeds from sale of property and equipment	1.9	1.0	0.9
Acquisition of customer contracts	(0.7)	(5.2)	4.5
Investing activities	$(138.5)	(110.4)	(28.1)

Cash used by investing activities increased by $28.1 million in the first three months of 2021 versus the first three months of 2020.  The increase was primarily due to increased payments related to the G4S acquisition in 2021.

Capital expenditures and depreciation and amortization were as follows:

	Three Months Ended March 31,		$	Full Year
(In millions)	2021	2020	change	2020
Property and equipment acquired during the period
Capital expenditures:(a)
North America	$7.6	7.4	0.2	27.4
Latin America	7.5	11.8	(4.3)	35.1
Europe	11.2	5.4	5.8	33.4
Rest of World	4.4	2.2	2.2	16.6
Corporate	1.5	3.4	(1.9)	6.0
Capital expenditures - GAAP and non-GAAP	$32.2	30.2	2.0	118.5

Financing leases:(b)
North America	$5.4	12.3	(6.9)	24.1
Latin America	1.5	0.4	1.1	3.9
Europe	0.9	0.5	0.4	3.3
Rest of World	—	—	—	0.1
Financing leases - GAAP and non-GAAP	$7.8	13.2	(5.4)	31.4

Total:
North America	$13.0	19.7	(6.7)	51.5
Latin America	9.0	12.2	(3.2)	39.0
Europe	12.1	5.9	6.2	36.7
Rest of World	4.4	2.2	2.2	16.7
Corporate	1.5	3.4	(1.9)	6.0
Total property and equipment acquired	$40.0	43.4	(3.4)	149.9

Depreciation and amortization(a)
North America	$15.4	15.8	(0.4)	62.3
Latin America	11.1	11.3	(0.2)	44.0
Europe	9.5	4.6	4.9	32.2
Rest of World	5.9	3.1	2.8	20.0
Corporate	2.4	2.1	0.3	9.1
Depreciation and amortization - non-GAAP	$44.3	36.9	7.4	167.6
Argentina highly inflationary impact	0.5	0.7	(0.2)	1.8
Reorganization and Restructuring	0.1	—	0.1	1.3
Acquisitions and dispositions	—	0.2	(0.2)	1.0
Amortization of intangible assets	9.9	7.2	2.7	35.1
Depreciation and amortization - GAAP	$54.8	45.0	9.8	206.8

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

Our reinvestment ratio, which we define as the annual amount of property and equipment acquired during the period divided by the annual amount of depreciation, was 0.8 for the twelve months ending March 31, 2021 compared to 1.5 for the twelve months ending March 31, 2020.

Capital expenditures in the first three months of 2021 were primarily for machinery and equipment, information technology and armored vehicles.

Financing Activities

	Three Months Ended March 31,		$
(In millions)	2021	2020	change
Cash flows from financing activities
Borrowings and repayments:
Short-term borrowings	$10.5	0.6	9.9
Long-term revolving credit facilities, net	116.2	211.4	(95.2)
Other long-term debt, net	(24.4)	(18.5)	(5.9)
Borrowings (repayments)	102.3	193.5	(91.2)

Debt financing costs	—	(0.7)	0.7
Dividends to:
Shareholders of Brink’s	(7.4)	(7.5)	0.1
Noncontrolling interests in subsidiaries	(0.4)	(0.7)	0.3
Acquisition-related financing activities:
Settlement of acquisition related contingencies	6.1	—	6.1
Payment of acquisition-related obligation	(2.9)	(6.8)	3.9
Proceeds from exercise of stock options	2.3	—	2.3
Tax withholdings associated with share-based compensation	(5.1)	(9.2)	4.1
Other	0.5	(0.5)	1.0
Financing activities	$95.4	168.1	(72.7)

Debt borrowings and repayments
Cash flows from financing activities decreased by $72.7 million in the first three months of 2021 compared to the first three months of 2020 as net borrowings decreased compared to the prior three month period.

Dividends
We paid dividends to Brink’s shareholders of $0.15 per share or $7.4 million in the first three months of 2021 compared to $0.15 per share or $7.5 million in the first three months of 2020.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the Board of Directors.

Reconciliation of Net Debt to U.S. GAAP Measures

	March 31,	December 31,
(In millions)	2021	2020
Debt:
Short-term borrowings	$23.8	14.2
Long-term debt	2,563.3	2,471.5
Total Debt	2,587.1	2,485.7

Less:
Cash and cash equivalents	598.1	620.9
Amounts held by Cash Management Services operations(a)	(37.0)	(19.1)
Cash and cash equivalents available for general corporate purposes	561.1	601.8

Net Debt(b)	$2,026.0	1,883.9
(a)Title to cash received and processed in certain of our secure Cash Management Services operations transfers to us for a short period of time. The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources and in our computation of Net Debt.
(b)Included within Net Debt is net cash from our Argentina operations of $31 million at March 31, 2021 and $25 million at December 31, 2020 (see Note 1 to the condensed consolidated financial statements for a discussion of currency controls in Argentina).

Net Debt is a supplemental non-GAAP financial measure that is not required by, or presented in accordance with GAAP. We use Net Debt as a measure of our financial leverage. We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage. Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our consolidated balance sheets. Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP, as of March 31, 2021, and December 31, 2020.

Net Debt increased by $142 million primarily to fund business acquisitions and other working capital needs.

Liquidity Needs
Our liquidity needs include not only the working capital requirements of our operations but also investments in our operations, business development activities, payments on outstanding debt, dividend payments and share repurchases.

Our liquidity needs are typically financed by cash from operations, short-term debt and the available borrowing capacity under our Revolving Credit Facility (our debt facilities are described in more detail in Note 9 to the condensed consolidated financial statements, including certain limitations and considerations related to the cash and borrowing capacity). As of March 31, 2021, $896 million was available under the Revolving Credit Facility. Based on our current cash on hand, cash generated from operations, and amounts available under our credit facilities, we believe that we will be able to meet our liquidity needs for the next twelve months.

Limitations on dividends from foreign subsidiaries.   A significant portion of our operations are outside the U.S. which may make it difficult or costly to repatriate cash for use in the U.S.  See “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2020, for more information on the risks associated with having businesses outside the U.S.

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

U.S. Retirement Liabilities

Assumptions for U.S. Retirement Obligations
Funding Relief
The American Rescue Plan Act ("ARPA") signed into law in March, 2021, provides funding relief for single-employer defined benefit pension plans. The ARPA provisions result in significant reduction in, and deferral of, minimum funding requirements. Because of the significant impact the ARPA provisions have on our primary U.S. pension plan's estimated future funding requirements, we have updated the assumptions used to calculate the estimated future payments from Brink's and the estimated future expenses in the tables below. Based on these revised assumptions, no cash payments to the plan are needed in the foreseeable future.

Except for the primary U.S. pension plan's estimated future payments from Brink's and estimated future expenses, all other amounts in the tables below are based on a variety of estimates, including actuarial assumptions as of the most recent measurement date. The assumptions used to estimate our U.S. retirement obligations can be found in our Annual Report on Form 10-K for the year ended December 31, 2020.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts and will be updated at December 31, 2021.

Our most significant actuarial assumptions include:
•Changing discount rates and other assumptions in effect at measurement dates (normally December 31)
•Investment returns of plan assets
•Addition of new participants (historically immaterial due to freezing of pension benefits and exit from coal business)
•Mortality rates
•Change in laws

Funded Status of U.S. Retirement Plans
	Actual	Actual	Projected
(In millions)	2020	1Q 2021	2-4Q 2021	2022	2023	2024	2025

Primary U.S. pension plan
Beginning funded status	$(118.3)	(151.1)	(144.5)	(126.2)	(104.0)	(81.7)	(57.4)
Net periodic pension credit(a)	19.8	6.6	19.8	27.8	28.3	30.2	31.2
Payment from Brink’s	—	—	—	—	—	—	—
Benefit plan experience gain (loss)	(52.6)	—	(1.5)	(5.6)	(6.0)	(5.9)	(4.3)
Ending funded status	$(151.1)	(144.5)	(126.2)	(104.0)	(81.7)	(57.4)	(30.5)

UMWA plans
Beginning funded status	$(246.7)	(272.1)	(271.4)	(269.7)	(268.1)	(267.6)	(268.1)
Net periodic postretirement cost(a)	0.3	0.6	1.8	1.6	0.5	(0.5)	(1.7)
Benefit plan experience gain (loss)	(27.4)	—	—	—	—	—	—
Other	1.7	0.1	(0.1)	—	—	—	—
Ending funded status	$(272.1)	(271.4)	(269.7)	(268.1)	(267.6)	(268.1)	(269.8)

Black lung plans
Beginning funded status	$(99.2)	(105.0)	(104.1)	(97.1)	(89.8)	(82.9)	(76.5)
Net periodic postretirement cost(a)	(3.1)	(0.6)	(1.5)	(2.1)	(1.8)	(1.7)	(1.6)
Payment from Brink’s	7.3	1.5	8.5	9.4	8.7	8.1	7.5
Benefit plan experience gain (loss)	(10.0)	—	—	—	—	—	—
Ending funded status	$(105.0)	(104.1)	(97.1)	(89.8)	(82.9)	(76.5)	(70.6)

(a)Excludes amounts reclassified from accumulated other comprehensive income (loss).

Primary U.S. Pension Plan
Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement.  We did not make cash contributions to the primary U.S. pension plan in 2020 or the first three months of 2021.  There are approximately 11,000 beneficiaries in the plan.

UMWA Plans
Retirement benefits related to former coal operations include medical benefits provided by the Pittston Coal Group Companies Employee Benefit Plan for UMWA Represented Employees.  There were approximately 2,900 beneficiaries in the UMWA plans as of December 31, 2020.  The Company does not need to make additional contributions to these plans until 2029 based on actuarial assumptions.

Black Lung
Under the Federal Black Lung Benefits Act of 1972, Brink’s is responsible for paying lifetime black lung benefits to miners and their dependents for claims filed and approved after June 30, 1973.  There were approximately 700 black lung beneficiaries as of December 31, 2020.

Summary of Expenses Related to All U.S. Retirement Liabilities through 2025

This table summarizes actual and projected expense related to U.S. retirement liabilities.

	Actual	Actual	Projected
(In millions)	2020	1Q 2021	2-4Q 2021	FY2021	2022	2023	2024	2025
Primary U.S. pension plan	$8.7	1.8	5.6	7.4	1.2	(2.0)	(8.6)	(12.2)
UMWA plans	11.5	3.0	9.3	12.3	12.1	12.1	12.1	12.3
Black lung plans	11.1	2.6	7.6	10.2	9.6	9.0	8.3	7.7
Total	$31.3	7.4	22.5	29.9	22.9	19.1	11.8	7.8

Summary of Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants through 2025

This table summarizes actual and projected payments:
•from Brink’s to U.S. retirement plans, and
•from the plans to participants.

	Actual	Actual	Projected
(In millions)	2020	1Q 2021	2-4Q 2021	FY2021	2022	2023	2024	2025
Payments from Brink’s to U.S. Plans
Primary U.S. pension plan	$—	—	—	—	—	—	—	—
Black lung plans	7.3	1.5	8.5	10.0	9.4	8.7	8.1	7.5
Total	$7.3	1.5	8.5	10.0	9.4	8.7	8.1	7.5

Payments from U.S. Plans to participants
Primary U.S. pension plan	$43.3	11.0	36.1	47.1	47.2	47.2	47.2	47.1
UMWA plans	25.7	4.5	25.2	29.7	29.1	28.8	28.1	27.5
Black lung plans	7.3	1.5	8.5	10.0	9.4	8.7	8.1	7.5
Total	$76.3	17.0	69.8	86.8	85.7	84.7	83.4	82.1

Contingent Matters
See Note 14 to the condensed consolidated financial statements for information about contingent matters at March 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We serve customers in more than 100 countries, including 53 countries where we operate subsidiaries.  These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates.  In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program.  Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the three months ended March 31, 2021.

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
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information
This document contains both historical and forward-looking information. Words such as “anticipates,” “assumes,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “potential,” “believes,” “could,” “may,” “should” and similar expressions may identify forward looking information. Forward-looking information in this document includes, but is not limited to, statements concerning: the impact of the ongoing COVID-19 pandemic on our business, employees, customers, operating results and financial position; difficulty in repatriating cash; continued strengthening of the U.S. dollar; anticipated costs of our Reorganization and Restructuring activities; our ability to consummate acquisitions and integrate their operations successfully; collection of receivables related to the internal loss in the U.S. global services operations; support for the Company's Venezuela business; changes in allowance calculation methods; the impact of cross currency swaps; our effective tax rate; the ability to meet liquidity needs; expenses and payouts for the U.S. retirement plans and the funded status of the primary pension plan and the impact of the ARPA on our primary U.S. pension plan’s estimated future funding requirements; expected liability for and future contributions to the UMWA plans; liability for black lung obligations; the effect of pending legal matters; and expected future payments under contractual obligations. Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which are difficult to quantify and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

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

This list of risks, uncertainties and contingencies is not intended to be exhaustive.  Additional factors that could cause our results to differ materially from those described in the forward-looking statements can be found under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2020 and in our other public filings with the Securities and Exchange Commission.  The forward looking information included in this document is representative only as of the date of this document, and The Brink’s Company undertakes no obligation to update any information contained in this document.

Part II - Other Information
Item 1.  Legal Proceedings

For a discussion of legal proceedings, see Note 14 to the condensed consolidated financial statements, “Contingent Matters,” in Part I, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about common stock repurchases by the Company during the quarter ended March 31, 2021. As indicated, there were no repurchases by the Company during the quarter.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 through
January 31, 2021	—	$—	—	$—

February 1 through
February 28, 2021	—	—	—	—

March 1 through
March 31, 2021	—	—	—	—

(1)On February 6, 2020, the Company’s Board of Directors authorized the Company to repurchase up to $250,000,000 of common stock from time to time as market conditions warrant and as covenants under existing agreements permit. The program does not require the Company to acquire any specific numbers of shares and may be modified or discontinued at any time. At March 31, 2021, $200,000,000 remained available under this program. The program will expire on December 31, 2021.

Item 6.  Exhibits

Exhibit
Number

3.2	Bylaws of The Brink’s Company, as amended and restated, effective March 31, 2021. Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on April 6, 2021.

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

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2021, furnished in Inline eXtensible Business Reporting Language (iXBRL)). The instance document does not appear in the interactive data file because its iXBRL tags are embedded within the iXBRL document.

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets at March 31, 2021, and December 31, 2020, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020, (iv) the Condensed Consolidated Statements of Equity for the three months ended March 31, 2021 and 2020, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 and (vi) the Notes to the Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

April 27, 2021	By: /s/ Ronald J. Domanico
Ronald J. Domanico
(Executive Vice President and
Chief Financial Officer)
(principal financial officer)