Form 10-Q
period 2021-09-30
BRINKS CO
filed 2021-10-29
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
Yes  ☐ No  ☒
As of October 25, 2021, 49,153,962 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements
THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)

(In millions, except for per share amounts)	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$700.8	620.9
Restricted cash	321.7	322.0
Accounts receivable, net	728.2	679.1
Prepaid expenses and other	212.1	192.8
Total current assets	1,962.8	1,814.8

Right-of-use assets, net	304.1	322.0
Property and equipment, net	844.9	838.2
Goodwill	1,426.6	1,219.2
Other intangibles	506.7	426.1
Deferred income taxes	301.1	314.9
Other	206.7	200.4

Total assets	$5,552.9	5,135.6

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$8.1	14.2
Current maturities of long-term debt	136.4	137.3
Accounts payable	186.8	206.0
Accrued liabilities	905.2	779.2
Restricted cash held for customers	167.5	199.5
Total current liabilities	1,404.0	1,336.2

Long-term debt	2,701.1	2,334.2
Accrued pension costs	296.6	322.1
Retirement benefits other than pensions	372.9	379.7
Lease liabilities	248.5	267.2
Deferred income taxes	49.2	42.7
Other	231.6	251.0
Total liabilities	5,303.9	4,933.1

Commitments and contingent liabilities (notes 4, 8 and 14)

Equity:
The Brink's Company ("Brink's") shareholders:
Common stock, par value $1 per share:
Shares authorized: 100.0
Shares issued and outstanding: 2021 - 49.1; 2020 - 49.5	49.1	49.5
Capital in excess of par value	690.7	671.8
Retained earnings	396.2	407.5
Accumulated other comprehensive loss	(1,014.6)	(1,000.0)
Brink’s shareholders	121.4	128.8

Noncontrolling interests	127.6	73.7

Total equity	249.0	202.5

Total liabilities and equity	$5,552.9	5,135.6
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for per share amounts)	2021	2020	2021	2020

Revenues	$1,075.5	970.5	$3,102.0	2,669.3

Costs and expenses:
Cost of revenues	837.6	742.9	2,415.6	2,120.2
Selling, general and administrative expenses	161.9	141.4	472.0	429.1
Total costs and expenses	999.5	884.3	2,887.6	2,549.3
Other operating income (expense)	(1.8)	(9.8)	(5.2)	(18.4)

Operating profit	74.2	76.4	209.2	101.6

Interest expense	(27.6)	(27.1)	(83.0)	(70.3)
Interest and other nonoperating income (expense)	(0.7)	(12.8)	(1.6)	(31.4)
Income (loss) from continuing operations before tax	45.9	36.5	124.6	(0.1)
Provision for income taxes	22.9	58.9	59.2	3.5

Income (loss) from continuing operations	23.0	(22.4)	65.4	(3.6)

Loss from discontinued operations, net of tax	—	(0.1)	(0.1)	(0.9)

Net income (loss)	23.0	(22.5)	65.3	(4.5)
Less net income attributable to noncontrolling interests	4.0	1.4	9.7	4.7

Net income (loss) attributable to Brink’s	19.0	(23.9)	55.6	(9.2)

Amounts attributable to Brink’s
Continuing operations	19.0	(23.8)	55.7	(8.3)
Discontinued operations	—	(0.1)	(0.1)	(0.9)

Net income (loss) attributable to Brink’s	$19.0	(23.9)	$55.6	(9.2)

Income per share attributable to Brink’s common shareholders(a):
Basic:
Continuing operations	$0.38	(0.47)	$1.12	(0.17)
Discontinued operations	—	—	—	(0.02)
Net income (loss)	$0.38	(0.48)	$1.12	(0.18)

Diluted:
Continuing operations	$0.38	(0.47)	$1.11	(0.17)
Discontinued operations	—	—	—	(0.02)
Net income (loss)	$0.38	(0.48)	$1.10	(0.18)

Weighted-average shares
Basic	49.8	50.4	49.9	50.6
Diluted	50.3	50.4	50.4	50.6

Cash dividends paid per common share	$0.20	0.15	$0.55	0.45
(a)   Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020

Net income (loss)	$23.0	(22.5)	$65.3	(4.5)

Benefit plan adjustments:
Benefit plan actuarial gains	23.0	12.4	37.4	44.2
Benefit plan prior service costs	(1.2)	(1.3)	(3.0)	(3.7)
Deferred profit sharing	(0.5)	—	(0.5)	—
Total benefit plan adjustments	21.3	11.1	33.9	40.5

Foreign currency translation adjustments	(41.2)	43.6	(49.3)	(48.5)
Gains (losses) on cash flow hedges	2.9	4.1	12.8	(13.2)
Other comprehensive income (loss) before tax	(17.0)	58.8	(2.6)	(21.2)
Provision for income taxes	7.4	4.1	15.1	6.3

Other comprehensive income (loss)	(24.4)	54.7	(17.7)	(27.5)

Comprehensive income (loss)	(1.4)	32.2	47.6	(32.0)
Less comprehensive income attributable to noncontrolling interests	2.7	3.4	6.6	7.3

Comprehensive income (loss) attributable to Brink's	$(4.1)	28.8	$41.0	(39.3)
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Equity
(Unaudited)

	Nine Months ended September 30, 2021
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCI*	Noncontrolling Interests	Total
Balance as of December 31, 2020	49.5	$49.5	671.8	407.5	(1,000.0)	73.7	202.5
Cumulative effect of change in accounting principle(a)	—	—	—	0.5	—	—	0.5
Net income	—	—	—	12.7	—	2.7	15.4
Other comprehensive loss	—	—	—	—	(40.7)	(2.1)	(42.8)
Dividends to:
Brink’s common shareholders ($0.15 per share)	—	—	—	(7.4)	—	—	(7.4)
Noncontrolling interests	—	—	—	—	—	(0.4)	(0.4)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	7.6	—	—	—	7.6
Consideration from exercise of stock options	—	—	2.3	—	—	—	2.3
Other share-based benefit transactions	0.2	0.2	(4.2)	—	—	—	(4.0)
Acquisitions with noncontrolling interests	—	—	—	—	—	51.4	51.4
Balance as of March 31, 2021	49.7	$49.7	677.5	413.3	(1,040.7)	125.3	225.1
Net income	—	—	—	23.9	—	3.0	26.9
Other comprehensive income	—	—	—	—	49.2	0.3	49.5
Dividends to:
Brink’s common shareholders ($0.20 per share)	—	—	—	(10.0)	—	—	(10.0)
Noncontrolling interests	—	—	—	—	—	(1.1)	(1.1)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	11.1	—	—	—	11.1
Other share-based benefit transactions	0.1	0.1	(0.1)	—	—	—	—
Acquisitions with noncontrolling interests	—	—	—	—	—	1.1	1.1
Balance as of June 30, 2021	49.8	$49.8	688.5	427.2	(991.5)	128.6	302.6
Net income	—	—	—	19.0	—	4.0	23.0
Other comprehensive loss	—	—	—	—	(23.1)	(1.3)	(24.4)
Shares repurchased	(0.7)	(0.7)	(9.3)	(40.0)	—	—	(50.0)
Dividends to:
Brink’s common shareholders ($0.20 per share)	—	—	—	(9.9)	—	—	(9.9)
Noncontrolling interests	—	—	—	—	—	(3.5)	(3.5)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	9.2	—	—	—	9.2
Other share-based benefit transactions	—	—	2.3	(0.1)	—	—	2.2
Capital contributions from noncontrolling interest	—	—	—	—	—	0.1	0.1
Acquisitions with noncontrolling interests	—	—	—	—	—	(0.3)	(0.3)
Balance as of September 30, 2021	49.1	$49.1	690.7	396.2	(1,014.6)	127.6	249.0

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

THE BRINK’S COMPANY
and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2021	2020
Cash flows from operating activities:
Net income (loss)	$65.3	(4.5)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	0.1	0.9
Depreciation and amortization	178.1	152.2
Share-based compensation expense	27.9	20.9
Deferred income taxes	(6.2)	(6.2)
(Gain) loss on sale of property, equipment and marketable securities	(16.3)	(2.9)
Gains on business dispositions	—	(4.7)
Impairment losses	7.5	8.3
Retirement benefit funding less than expense:
Pension	7.9	7.3
Other than pension	9.9	2.7
Remeasurement losses due to Argentina currency devaluations	6.6	5.3
Other operating	(4.4)	14.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and income taxes receivable	(52.0)	(2.7)
Accounts payable, income taxes payable and accrued liabilities	50.6	(134.2)
Restricted cash held for customers	12.7	37.3
Customer obligations	10.0	(0.7)
Prepaid and other current assets	(13.5)	(20.0)
Other	(10.6)	14.3
Net cash provided by operating activities	273.6	87.4
Cash flows from investing activities:
Capital expenditures	(113.7)	(79.1)
Acquisitions, net of cash acquired	(313.6)	(427.1)
Dispositions, net of cash disposed	—	(3.1)
Marketable securities:
Purchases	(2.7)	(1.5)
Sales	34.8	1.7
Cash proceeds from sale of property and equipment	5.7	2.3
Acquisition of customer contracts	(0.8)	(6.7)
Net cash used by investing activities	(390.3)	(513.5)
Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term borrowings	(5.9)	(3.3)
Cash supply chain customer debt	—	(10.5)
Long-term revolving credit facilities:
Borrowings	1,899.2	815.4
Repayments	(1,493.4)	(866.7)
Other long-term debt:
Borrowings	2.9	995.2
Repayments	(87.3)	(70.8)
Settlement of acquisition related contingencies	6.3	—
Payment of acquisition-related obligation	(3.9)	(6.8)
Debt financing costs	(0.4)	(13.1)
Repurchase shares of Brink's common stock	(50.0)	(50.0)
Dividends to:
Shareholders of Brink’s	(27.3)	(22.7)
Noncontrolling interests in subsidiaries	(5.0)	(8.9)
Proceeds from exercise of stock options	2.3	—
Tax withholdings associated with share-based compensation	(5.5)	(10.3)
Other	2.6	1.7
Net cash provided by financing activities	234.6	749.2
Effect of exchange rate changes on cash	(38.3)	3.3
Cash, cash equivalents and restricted cash:
Increase	79.6	326.4
Balance at beginning of period	942.9	469.0
Balance at end of period	$1,022.5	795.4
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

In accordance with GAAP, we have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements. Actual results could differ materially from these estimates. The most significant estimates are related to goodwill, intangibles and other long-lived assets, pension and other retirement benefit assets and obligations, legal contingencies, allowance for doubtful accounts, deferred tax assets and purchase price allocations. While some of our locations noted improved economics in the first nine months of 2021, our current estimates could be materially adversely affected in future periods by the coronavirus (COVID-19) pandemic, which began to have an adverse impact on our results of operations in the quarter ended March 31, 2020 as a result of reduced customer volumes, changes to our operating procedures and increases in our costs to provide services. We have taken and continue to take actions to adjust the way we operate and reduce our costs through restructuring activities and operational changes to address these impacts and align to future anticipated revenue levels.

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

Argentina
We operate in Argentina through wholly owned subsidiaries and a smaller controlled subsidiary (together "Brink's Argentina"). Revenues from Brink's Argentina represented approximately 4% of our consolidated revenues for the first nine months of 2021 and 5% of our consolidated revenues for the first nine months of 2020.

The operating environment in Argentina continues to present business challenges, including ongoing devaluation of the Argentine peso and significant inflation. In the first nine months of 2021 and 2020, the Argentine peso declined approximately 15% (from 84.0 to 99.0 pesos to the U.S. dollar) and approximately 22% (from 59.9 to 76.3 pesos to the U.S. dollar), respectively. For the year ended December 31, 2020, the Argentine peso declined approximately 29% (from 59.9 to 84.0 pesos to the U.S. dollar).

Beginning July 1, 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, we consolidated Brink's Argentina using our accounting policy for subsidiaries operating in highly inflationary economies beginning with the third quarter of 2018. Argentine peso-denominated monetary assets and liabilities are remeasured at each balance sheet date using the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In the first nine months of 2021, we recognized a $6.6 million pretax remeasurement loss. In the first nine months of 2020, we recognized a $5.3 million pretax remeasurement loss.

At September 30, 2021, Argentina's economy remains highly inflationary for accounting purposes. At September 30, 2021, we had net monetary assets denominated in Argentine pesos of $58.6 million (including cash of $49.1 million). At September 30, 2021, we had net nonmonetary assets of $143.2 million (including $99.8 million of goodwill). At September 30, 2021, we had minimal equity securities denominated in Argentine pesos.

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

During the third quarter of 2020, we elected to use other market mechanisms to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms generally settle at rates that are less favorable than the rates at which we remeasure the financial statements of Brink’s Argentina. As a result, in the three months ended September 30, 2020, we recognized $10.4 million of such conversion losses when we converted Argentine pesos into U.S. dollars at rates that were approximately 100% less favorable than the rates at which we remeasured the financial statements of Brink’s Argentina. These conversion losses are classified in the condensed consolidated statements of operations as other operating income (expense). We did not have any such conversion losses in the nine months ended September 30, 2021.
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

Internal loss
A former non-management employee in our U.S. global services operations embezzled funds from Brink's in prior years. Except for a small deductible amount, the amount of the internal loss related to the embezzlement of funds was covered by our insurance. In an effort to cover up the embezzlement, the former employee intentionally misstated the underlying accounts receivable subledger data. In the first nine months of 2020, we incurred $0.3 million in costs related to activities to reconstruct the accounts receivables subledger. Based on the reconstructed subledger, we were able to analyze and quantify the uncollected receivables from prior periods. Although we plan to attempt to collect these receivables, we estimated an increase to bad debt expense of $9.6 million in the first nine months of 2020. In the first nine months of 2021, we recognized a decrease in bad debt expense of $3.5 million, primarily related to collection of these receivables. This estimate will continue to be adjusted in future periods, if needed, as assumptions related to the collectability of these accounts receivable change. We also recognized $1.1 million of legal charges in the first nine months of 2021 as we attempt to collect additional insurance recoveries related to these receivable losses. At September 30, 2021, we have recorded a $8.2 million allowance on $8.2 million of accounts receivable, or 100%.

We have defined accounts receivable impacted by the embezzlement as accounts receivable recorded as of and prior to the third quarter of 2019. Due to the unusual nature of this internal loss and the related errors in the subledger data, along with the fact that management has excluded these amounts when evaluating internal performance, we have excluded these net charges from segment results.

Goodwill
Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. We review goodwill for impairment annually, as of October 1, and whenever events or circumstances in interim periods indicate that it is more likely than not that an impairment may have occurred. Impairment indicators were reviewed as of September 30, 2021 and we concluded that there were no indicators that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We will continue to monitor results in future periods to determine whether any indicators of impairment exist that would cause us to perform an impairment review.

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

Revenue Disaggregated by Reportable Segment and Type of Service

(In millions)	Core Services	High-Value Services	Other Security Services	Total
Three months ended September 30, 2021

Reportable Segments:
North America	$178.1	182.6	—	360.7
Latin America	171.0	113.3	5.0	289.3
Europe	119.4	81.8	36.8	238.0
Rest of World	56.6	117.6	13.3	187.5
Total reportable segments	$525.1	495.3	55.1	1,075.5

Three months ended September 30, 2020

Reportable Segments:
North America	$176.3	140.5	—	316.8
Latin America	154.9	97.2	4.6	256.7
Europe	115.4	71.7	36.9	224.0
Rest of World	53.4	113.2	6.4	173.0
Total reportable segments	$500.0	422.6	47.9	970.5

Nine months ended September 30, 2021

Reportable Segments:
North America	$534.0	500.6	—	1,034.6
Latin America	495.2	323.3	13.3	831.8
Europe	346.8	230.9	105.5	683.2
Rest of World	166.7	348.1	37.6	552.4
Total reportable segments	$1,542.7	1,402.9	156.4	3,102.0

Nine months ended September 30, 2020

Reportable Segments:
North America	$517.8	414.2	—	932.0
Latin America	479.0	294.7	12.4	786.1
Europe	259.7	159.5	99.0	518.2
Rest of World	120.2	301.4	11.4	433.0
Total reportable segments	$1,376.7	1,169.8	122.8	2,669.3

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

Contract Balances
Contract Asset
Although payment terms and conditions can vary, for the majority of our customer contracts, we invoice for all of the services provided to the customer within a monthly period. For certain customer contracts, the timing of our performance may precede our right to invoice the customer for the total transaction price. For example, Brink's affiliates in certain countries, primarily in Latin America, negotiate annual price adjustments with certain customers and, once the price increases are finalized, the pricing changes are made retroactive to services provided in earlier periods. These retroactive pricing adjustments are estimated and recognized as revenue with a corresponding contract asset in the same period in which the related services are performed. As the estimate of the ultimate transaction price changes, we recognize a cumulative catch-up adjustment for the change in estimate. In our Rest of World segment, certain Brink's affiliates provide services to specific customers and, per contract, a portion of the consideration is retained by the customers until the contract is completed. The retention amounts are reported as contract assets until we have the right to bill the customer for these amounts. Contract assets expected to be collected within one year are included in prepaid expenses and other on the condensed consolidated balance sheet. Amounts not expected to be billed and collected within one year are reported in other assets on the condensed consolidated balance sheet.

Contract Liability
For other customer contracts, we may obtain the right to payment or receive customer payments prior to performing the related services under the contract. When the right to customer payments or receipt of payments precedes our performance, we recognize a contract liability, which is included in accrued liabilities on the condensed consolidated balance sheet.

The opening and closing balances of receivables, contract assets and contract liabilities related to contracts with customers are as follows:

(In millions)	Receivables	Contract Asset	Contract Liability

Opening (January 1, 2021)	$679.1	0.4	15.1
Closing (September 30, 2021)	728.2	6.5	15.1
Increase (decrease)	$49.1	6.1	—

The amount of revenue recognized in the nine months ended September 30, 2021 that was included in the January 1, 2021 contract liability balance was $12.0 million. This revenue consists of services provided to customers who had prepaid for those services prior to the current year.

The amount of revenue recognized in the nine months ended September 30, 2021 from performance obligations satisfied in the prior year as a result of changes in the transaction price of our contracts with customers was not significant.

Contract Costs
Sales commissions directly related to obtaining new contracts with customers qualify for capitalization. These capitalized costs are amortized to expense ratably over the term of the contracts. At September 30, 2021, net capitalized costs to obtain contracts was included in other assets on the condensed consolidated balance sheet. The capitalized amount at September 30, 2021 and amortization expense in the first nine months of 2021 were not significant.

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
•Other items not allocated to segments - certain significant items such as reorganization and restructuring actions that are evaluated on an individual basis by management and are not considered part of the ongoing activities of the business are excluded from segment results. We also exclude certain costs, gains and losses related to acquisitions and dispositions of assets and of businesses. Brink's Argentina is consolidated using our accounting policy for subsidiaries operating in highly inflationary economies. We have excluded from our segment results the impact of highly inflationary accounting in Argentina, including currency remeasurement losses. Incremental costs (primarily third party expenses) incurred related to the implementation and adoption of ASU 2016-02, the lease accounting standard which was effective for us January 1, 2019, are excluded from segment results. We have also excluded from our segment results net charges related to an internal loss in our U.S. global services operations. The net impact of the internal loss includes costs incurred to reconstruct an accounts receivable subledger as well as estimated bad debt expense for uncollectible receivables, partially offset by revenue billed and collected, but not previously recorded as a result of the former non-management employee's embezzlement activities.

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

The following table summarizes our revenues and segment profit for each of our reportable segments and reconciles these amounts to consolidated revenues and operating profit:

	Revenues		Operating Profit
	Three Months Ended September 30,		Three Months Ended September 30,
(In millions)	2021	2020	2021	2020
Reportable Segments:
North America	$360.7	316.8	25.0	24.1
Latin America	289.3	256.7	64.6	51.1
Europe	238.0	224.0	28.1	18.8
Rest of World	187.5	173.0	31.9	36.1
Total reportable segments	1,075.5	970.5	149.6	130.1

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	—	—	(34.8)	(26.6)
Foreign currency transaction gains (losses)	—	—	1.4	(7.9)
Reconciliation of segment policies to GAAP(a)	—	—	(0.3)	4.3
Other items not allocated to segments:
Reorganization and Restructuring(b)	—	—	(14.0)	(5.1)
Acquisitions and dispositions(c)	—	—	(16.6)	(16.2)
Argentina highly inflationary impact(d)	—	—	(2.3)	(3.2)
Chile antitrust matter(e)	—	—	(9.5)	—
Internal loss(f)	—	—	0.7	0.9
Reporting compliance(g)	—	—	—	0.1
Total	$1,075.5	970.5	$74.2	76.4

	Revenues		Operating Profit
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Reportable Segments:
North America	$1,034.6	932.0	98.4	45.9
Latin America	831.8	786.1	180.4	153.4
Europe	683.2	518.2	57.4	22.1
Rest of World	552.4	433.0	94.2	80.7
Total reportable segments	3,102.0	2,669.3	430.4	302.1

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	—	—	(103.4)	(78.5)
Foreign currency transaction gains (losses)	—	—	1.4	(11.5)
Reconciliation of segment policies to GAAP(a)	—	—	(11.8)	24.1
Other items not allocated to segments:
Reorganization and Restructuring(b)	—	—	(35.7)	(49.7)
Acquisitions and dispositions(c)	—	—	(55.8)	(66.2)
Argentina highly inflationary impact(d)	—	—	(8.8)	(8.4)
Chile antitrust matter(e)	—	—	(9.5)	—
Internal loss(f)	—	—	2.4	(9.9)
Reporting compliance(g)	—	—	—	(0.4)
Total	$3,102.0	2,669.3	$209.2	101.6

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
(e)See details regarding the Chile antitrust matter at Note 14.
(f)See details regarding the impact of the Internal Loss at Note 1.
(g)Costs (primarily third party expenses) related to the lease accounting standard implementation. Additional information provided at page 46.

Note 4 - Retirement benefits

Pension plans

We have various defined-benefit pension plans covering eligible current and former employees.  Benefits under most plans are based on salary and years of service.

The components of net periodic pension cost for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2021	2020	2021	2020	2021	2020

Three months ended September 30,

Service cost	$—	—	2.1	1.8	2.1	1.8
Interest cost on projected benefit obligation	5.3	6.7	3.0	3.1	8.3	9.8
Return on assets – expected	(11.8)	(11.6)	(3.1)	(3.1)	(14.9)	(14.7)
Amortization of losses	8.4	7.3	1.7	1.4	10.1	8.7
Settlement loss	—	—	0.3	0.6	0.3	0.6
Net periodic pension cost	$1.9	2.4	4.0	3.8	5.9	6.2

Nine months ended September 30,

Service cost	$—	—	6.8	7.7	6.8	7.7
Interest cost on projected benefit obligation	15.9	20.0	9.0	8.4	24.9	28.4
Return on assets – expected	(35.5)	(34.7)	(9.3)	(8.8)	(44.8)	(43.5)
Amortization of losses	25.4	21.4	5.0	3.8	30.4	25.2
Amortization of prior service cost	—	—	(0.1)	—	(0.1)	—
Curtailment gain	—	—	(0.6)	—	(0.6)	—
Settlement loss	—	—	1.0	1.1	1.0	1.1
Net periodic pension cost	$5.8	6.7	11.8	12.2	17.6	18.9
We did not make cash contributions to the primary U.S. pension plan in 2020 or the first nine months of 2021. Based on current assumptions and funding regulations, as updated in March 2021 for the American Rescue Plan Act, we are not required to make a contribution to our primary U.S. plan for the remainder of 2021.

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

The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

	UMWA Plans		Black Lung and Other Plans		Total
(In millions)	2021	2020	2021	2020	2021	2020

Three months ended September 30,

Interest cost on accumulated postretirement benefit obligations	$2.4	3.2	0.8	0.9	3.2	4.1
Return on assets – expected	(3.1)	(3.3)	—	—	(3.1)	(3.3)
Amortization of losses	4.3	4.2	2.3	2.1	6.6	6.3
Amortization of prior service cost	(1.2)	(1.2)	—	—	(1.2)	(1.2)
Net periodic postretirement cost	$2.4	2.9	3.1	3.0	5.5	5.9

Nine months ended September 30,

Service cost	$—	—	0.1	0.1	0.1	0.1
Interest cost on accumulated postretirement benefit obligations	7.3	9.6	2.4	2.8	9.7	12.4
Return on assets – expected	(9.2)	(9.8)	—	—	(9.2)	(9.8)
Amortization of losses	13.3	12.3	6.7	6.2	20.0	18.5
Amortization of prior service cost	(3.5)	(3.5)	(0.2)	(0.2)	(3.7)	(3.7)
Net periodic postretirement cost	$7.9	8.6	9.0	8.9	16.9	17.5
The components of net periodic pension cost and net periodic postretirement cost other than the service cost component are included in interest and other nonoperating income (expense) in the condensed consolidated statements of operations.

Note 5 - Income taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Continuing operations
Provision for income taxes (in millions)	$22.9	58.9	$59.2	3.5
Effective tax rate	49.9%	161.4%	47.5%	(3,500.0%)

2021 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first nine months of 2021 was greater than the 21% U.S. statutory rate primarily due to the geographical mix of earnings, the seasonality of book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on cross border payments and U.S. taxable income limitations, and the characterization of a French business tax as an income tax.

2020 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first nine months of 2020 was negative and not meaningful primarily due to the level of pre-tax loss. The items that cause the tax and corresponding rate to be negative compared to tax at the 21% U.S. statutory tax rate include the geographical mix of earnings, the seasonality of book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on cross border payments and U.S. taxable income limitations, and the characterization of a French business tax as an income tax, partially offset by the tax benefits related to the distribution of share-based payments.

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

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration

Cash paid through September 30, 2021	$215.5
Fair value of purchase consideration	$215.5

Fair value of net assets acquired

Cash	$12.3
Accounts receivable	7.3
Other current assets	5.1
Property and equipment, net	15.0
Intangible assets(a)	95.0
Goodwill(b)	127.4
Other noncurrent assets	4.5
Current liabilities	(41.2)
Other noncurrent liabilities	(9.9)
Fair value of net assets acquired	$215.5

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

G4S plc ("G4S") Acquisitions
On February 26, 2020, we announced that we agreed to acquire the majority of the cash management operations of U.K.-based G4S, with closings planned in multiple phases in 2020. In March 2020, we acquired 100% of the capital stock of G4S International Logistics Group Limited ("G4Si"), a company which directly or indirectly owns controlling interests in multiple businesses providing secure international transportation of valuables. In the second quarter of 2020, we acquired cash management operations from G4S located in the Netherlands, Belgium, Ireland, Hong Kong, Cyprus, Romania, the Czech Republic, Malaysia, the Dominican Republic and the Philippines. In the third quarter of 2020, we acquired operations in Indonesia, Estonia, Latvia and Lithuania. In the first quarter of 2021, we acquired operations in Macau, Luxembourg and Kuwait, which completed the remaining planned G4S transactions. For the majority of the acquisitions in 2020 and the first quarter of 2021, we acquired 100% of the ownership interests. In Malaysia, the Dominican Republic, the Philippines, Indonesia and Kuwait, we acquired ownership interests of less than 100%. We believe that we meet the accounting criteria for consolidating these subsidiaries. In the aggregate, the purchase consideration for the G4S acquisitions in 2020 and the first nine months of 2021 is $837.1 million. We have also paid G4S approximately $114 million for net intercompany receivables from the acquired subsidiaries. The G4S businesses acquired generated approximately $800 million in annual revenues in 2019.

The contingent consideration noted in the following table below is related to the acquisition of the Malaysia operations. The consideration will be paid when minimum dividend distributions are received by Brink's relating to cash on the balance sheets of the Malaysia subsidiaries as of the acquisition date. We used a probability-weighted approach to estimate the fair value of the contingent consideration. The fair value of the contingent consideration reflected in the table below is the full $22 million that remains potentially payable as of September 30, 2021 as we believe it is unlikely that the contingent consideration payments will be reduced.

We finalized our purchase price accounting in the first nine months of 2021 for the businesses we acquired in the first nine months of 2020. For the remaining businesses acquired from G4S, we have provisionally estimated fair values for the assets purchased, liabilities assumed and purchase consideration as of the date of the acquisition in the following table. The determination of estimated fair value required management to make significant estimates and assumptions. The amounts reported are considered provisional as we are completing the valuations that are required to allocate the purchase price in areas such as property and equipment, intangible assets, lease-related assets and liabilities, deferred taxes and goodwill. As a result, the allocation of the provisional purchase price may change in the future.

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration

Cash paid through September 30, 2021	$817.4
Contingent consideration	22.0
Liabilities assumed from seller	2.9
Indemnification asset	(5.2)
Fair value of purchase consideration	$837.1

Fair value of net assets acquired

Cash	$244.4
Restricted cash	30.1
Accounts receivable	145.8
Other current assets	30.8
Property and equipment, net	123.8
Right-of-use assets, net	77.5
Intangible assets(a)	206.0
Goodwill(b)	535.9
Other noncurrent assets	16.2
Current liabilities	(296.2)
Lease liabilities	(68.1)
Other noncurrent liabilities	(92.7)
Fair value of net assets acquired	$953.5
Less: Fair value of noncontrolling interest	(116.4)
Fair value of purchase consideration	$837.1

(a)Intangible assets are composed of customer relationships ($206 million fair value and 15 year amortization period).
(b)Consists of intangible assets that do not qualify for separate recognition, combined with synergies expected from integrating G4S operations with our existing operations. Goodwill has been provisionally assigned to the Europe reporting unit ($191 million), the Rest of World reporting unit ($342 million) and the Latin America reporting unit ($3 million). We do not currently expect goodwill in these reporting units to be deductible for tax purposes.

Actual and Pro forma disclosures

Below are the actual results included in Brink's consolidated results for the businesses we acquired in 2020 and the first nine months of 2021.

(In millions)	Revenue	Net income (loss) attributable to Brink's

Three months ended September 30, 2021
PAI	$33.5	2.9
G4S	172.6	4.9
Total	$206.1	7.8

Three months ended September 30, 2020
G4S	156.1	5.2
Total	$156.1	5.2

Nine months ended September 30, 2021
PAI	$67.5	5.4
G4S	501.0	9.1
Total	$568.5	14.5

Nine months ended September 30, 2020
G4S	285.0	8.2
Total	$285.0	8.2

The pro forma consolidated results of Brink’s presented below reflect a hypothetical ownership as of January 1, 2019 for the businesses we acquired during 2020 and a hypothetical ownership as of January 1, 2020 for the businesses we acquired in the first nine months of 2021.

(In millions)	Revenue	Net income (loss) attributable to Brink's

Pro forma results of Brink's for the three months ended September 30,
2021
Brink's as reported	$1,075.5	19.0
Total	$1,075.5	19.0

2020
Brink's as reported	$970.5	(23.9)
PAI(a)	25.2	0.5
G4S(a)	19.4	0.2
Total	$1,015.1	(23.2)

Pro forma results of Brink's for the nine months ended September 30,
2021
Brink's as reported	$3,102.0	55.6
PAI(a)	31.4	2.5
G4S(a)	7.0	0.7
Total	$3,140.4	58.8

2020
Brink's as reported	$2,669.3	(9.2)
PAI(a)	69.4	0.9
G4S(a)	233.4	(0.7)
Total	$2,972.1	(9.0)

(a)Represents amounts prior to acquisition by Brink's.

Acquisition costs

We have incurred $5.4 million in transaction costs related to business acquisitions in the first nine months of 2021 (compared to $17.7 million in the first nine months of 2020). These costs are classified in the condensed consolidated statements of operations as selling, general and administrative expenses.

Dispositions

On January 1, 2020, we sold 100% of our ownership interest in a French security services company for a net sales price of approximately $11 million. We recognized a $4.7 million gain in the first nine months of 2020 related to the sale of this business, which is reported in interest and other nonoperating income (expense) in the condensed consolidated statements of operations. The French security services company was part of the Europe reportable segment and reported revenues of $3 million in 2019.

Note 7 - Accumulated other comprehensive income (loss)

Other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive loss into earnings, was as follows:

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Three months ended September 30, 2021

Amounts attributable to Brink's:
Benefit plan adjustments	$6.0	(1.1)	15.3	(3.6)	16.6
Foreign currency translation adjustments(b)	(38.4)	(2.3)	(1.5)	0.4	(41.8)
Gains (losses) on cash flow hedges	5.8	(2.2)	(2.9)	1.4	2.1
	(26.6)	(5.6)	10.9	(1.8)	(23.1)

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	(1.3)	—	—	—	(1.3)
	(1.3)	—	—	—	(1.3)

Total
Benefit plan adjustments(a)	6.0	(1.1)	15.3	(3.6)	16.6
Foreign currency translation adjustments(b)	(39.7)	(2.3)	(1.5)	0.4	(43.1)
Gains (losses) on cash flow hedges(c)	5.8	(2.2)	(2.9)	1.4	2.1
	$(27.9)	(5.6)	10.9	(1.8)	(24.4)

Three months ended September 30, 2020

Amounts attributable to Brink's:
Benefit plan adjustments	$(3.3)	0.4	14.4	(3.4)	8.1
Foreign currency translation adjustments(b)	41.6	—	—	—	41.6
Gains (losses) on cash flow hedges	2.0	(0.6)	2.1	(0.5)	3.0
	40.3	(0.2)	16.5	(3.9)	52.7

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	2.0	—	—	—	2.0
	2.0	—	—	—	2.0

Total
Benefit plan adjustments(a)	(3.3)	0.4	14.4	(3.4)	8.1
Foreign currency translation adjustments(b)	43.6	—	—	—	43.6
Gains (losses) on cash flow hedges(c)	2.0	(0.6)	2.1	(0.5)	3.0
	$42.3	(0.2)	16.5	(3.9)	54.7

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Nine months ended September 30, 2021

Amounts attributable to Brink's:
Benefit plan adjustments	$(12.3)	3.9	46.5	(11.9)	26.2
Foreign currency translation adjustments(b)	(43.9)	(4.3)	(2.6)	0.6	(50.2)
Gains (losses) on cash flow hedges	4.4	(1.4)	8.4	(2.0)	9.4
	(51.8)	(1.8)	52.3	(13.3)	(14.6)

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	(0.3)	—	—	—	(0.3)
Foreign currency translation adjustments	(2.8)	—	—	—	(2.8)
	(3.1)	—	—	—	(3.1)

Total
Benefit plan adjustments(a)	(12.6)	3.9	46.5	(11.9)	25.9
Foreign currency translation adjustments(b)	(46.7)	(4.3)	(2.6)	0.6	(53.0)
Gains (losses) on cash flow hedges(c)	4.4	(1.4)	8.4	(2.0)	9.4
	$(54.9)	(1.8)	52.3	(13.3)	(17.7)

Nine months ended September 30, 2020

Amounts attributable to Brink's:
Benefit plan adjustments	$(0.6)	0.7	41.1	(9.8)	31.4
Foreign currency translation adjustments(b)	(51.1)	—	—	—	(51.1)
Gains (losses) on cash flow hedges	10.6	(5.8)	(23.8)	8.6	(10.4)
	(41.1)	(5.1)	17.3	(1.2)	(30.1)

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	2.6	—	—	—	2.6
	2.6	—	—	—	2.6

Total
Benefit plan adjustments(a)	(0.6)	0.7	41.1	(9.8)	31.4
Foreign currency translation adjustments(b)	(48.5)	—	—	—	(48.5)
Gains (losses) on cash flow hedges(c)	10.6	(5.8)	(23.8)	8.6	(10.4)
	$(38.5)	(5.1)	17.3	(1.2)	(27.5)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Total net periodic retirement benefit cost included in:
Cost of revenues	$1.8	1.3	$5.5	6.3
Selling, general and administrative expenses	0.3	0.5	1.4	1.5
Interest and other nonoperating expense	9.3	10.3	27.6	28.6

(b)2021 foreign currency translation adjustment amounts arising during the three months ended September 30, 2021 reflect primarily the devaluation of the Brazilian real, the Mexican peso and the Chilean peso. 2020 foreign currency translation adjustment amounts arising during the three months ended September 30, 2020 reflect primarily the appreciation of the euro and the Mexican peso. 2021 foreign currency translation adjustment amounts arising during the nine months ended September 30, 2021 reflect primarily the devaluation of the euro, the Chilean peso, the Mexican peso and the Brazilian real. 2020 foreign currency translation adjustment amounts arising during the nine months ended September 30, 2020 reflect primarily the devaluation of the Brazilian real, the Mexican peso and the Colombian peso, partially offset by the appreciation of the euro.
(c)Pretax gains and losses on cash flow hedges are classified in the condensed consolidated statements of operations as:
•other operating income (expense) ($5.6 million gain in the three months ended September 30, 2021 and $0.8 million gain in the three months ended September 30, 2020; as well as no gains or losses in the nine months ended September 30, 2021 and $30.6 million gain in the nine months ended September 30, 2020)
•interest expense ($2.7 million of expense in the three months ended September 30, 2021 and $2.9 million of expense in the three months ended September 30, 2020; as well as $8.4 million of expense in the nine months ended September 30, 2021 and $6.8 million of expense in the nine months ended September 30, 2020).

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

(In millions)	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2020	$(614.8)	(363.2)	(22.0)	(1,000.0)
Other comprehensive income (loss) before reclassifications	(8.4)	(48.2)	3.0	(53.6)
Amounts reclassified from accumulated other comprehensive loss to net income	34.6	(2.0)	6.4	39.0
Other comprehensive income (loss) attributable to Brink's	26.2	(50.2)	9.4	(14.6)
Balance as of September 30, 2021	$(588.6)	(413.4)	(12.6)	(1,014.6)

Note 8 - Fair value of financial instruments

Investments in Marketable Securities
We have investments in mutual funds and equity securities that are carried at fair value in the financial statements. For these investments, fair value was based on quoted market prices, which we have categorized as a Level 1 valuation.

Fixed-Rate Debt
The fair value and carrying value of our material fixed-rate debt is as follows:

(In millions)	September 30, 2021	December 31, 2020

$600 million senior unsecured notes
Carrying value	$600.0	600.0
Fair value	631.1	640.9

$400 million senior unsecured notes
Carrying value	400.0	400.0
Fair value	419.3	426.8

Pricing inputs for nonpublic debt are often not observable. The fair value estimates of our senior notes reflect unobservable estimates and assumptions, which we have categorized as a Level 3 valuation. Our fair value estimates were based on the present value of future cash flows, discounted at rates for public debt at the measurement date. The rates for public debt were additionally adjusted for a factor which represented the change in the interest spreads between the inception rates and the public debt rates at the measurement date.

Forward and Swap Contracts
We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies. At September 30, 2021, the notional value of our short term outstanding foreign currency forward and swap contracts was $544 million, with average maturities of approximately one month. These foreign currency forward and swap contracts primarily offset exposures in the euro, the British pound and the Mexican peso and are not designated as hedges for accounting purposes. Accordingly, changes in their fair value are recorded immediately in earnings.

At September 30, 2021, the fair value of our short term foreign currency contracts was a net asset of approximately $2.8 million, of which $5.4 million was included in prepaid expenses and other and $2.6 million was included in accrued liabilities on the condensed consolidated balance sheet. At December 31, 2020, the fair value of these foreign currency contracts was a net asset of approximately $2.4 million, of which $3.5 million was included in prepaid expenses and other and $1.1 million was included in accrued liabilities on the condensed consolidated balance sheet.

Amounts under these contracts were recognized in other operating income (expense) and in interest and other nonoperating income and expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020

Derivative instrument gains (losses) included in other operating income (expense)	$6.3	(3.4)	$14.5	0.5

Derivative instrument losses included in other nonoperating income (expense)(a)	—	(0.5)	—	(8.6)
(a)Represents losses on foreign currency forward contracts related to 2020 acquisition of business operations from G4S.

In the first quarter of 2019, we entered into a long term cross currency swap contract to hedge exposure in Brazilian real, which is designated as a cash flow hedge for accounting purposes. Accordingly, changes in the fair value of the cash flow hedge are initially recorded in the gains (losses) on cash flow hedges component of accumulated other comprehensive income (loss). We immediately reclassify from accumulated other comprehensive income (loss) to earnings an amount to offset the remeasurement recognized in earnings associated with the respective intercompany loan. Additionally, we reclassify amounts from accumulated other comprehensive income (loss) to interest expense amounts that are associated with the interest rate differential between a U.S. dollar denominated intercompany loan and a Brazilian real denominated intercompany loan.

At September 30, 2021, the notional value of this long term contract was $81 million with a weighted-average maturity of 1.4 years. At September 30, 2021, the fair value of the long term cross currency swap contract was a $26.4 million net asset, of which $5.1 million is included in prepaid expenses and other and $21.3 million is included in other assets on the condensed consolidated balance sheet. At December 31, 2020, the fair value of the long term cross currency swap contract was a $23.6 million net asset, of which a $3.2 million asset was included in prepaid and other assets and $20.4 million asset was included in other assets on the condensed consolidated balance sheet.

Amounts under this contract were recognized in other operating income (expense) to offset transaction gains or losses and in interest expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020

Derivative instrument gains included in other operating income (expense)	$5.7	0.8	$0.1	30.6

Offsetting transaction losses	(5.7)	(0.8)	(0.1)	(30.6)

Derivative instrument losses included in interest expense	(0.3)	(0.5)	(1.1)	(1.5)

Net derivative instrument gains (losses)	5.4	0.3	(1.0)	29.1

In the first quarter of 2019, we entered into ten interest rate swaps that hedge cash flow risk associated with changes in variable interest rates and that are designated as cash flow hedges for accounting purposes. Accordingly, changes in the fair value of these cash flow hedges are initially recorded in the gains (losses) on cash flow hedges component of accumulated other comprehensive income (loss). We reclassify amounts from accumulated other comprehensive income (loss) into earnings in the same periods that the hedged debt affects earnings.

At September 30, 2021, the notional value of these contracts was $400 million with a remaining weighted-average maturity of 1.2 years. At September 30, 2021, the fair value of these interest rate swaps was a net liability of $20.0 million, of which $9.7 million was included in accrued liabilities and $10.3 million was included in other liabilities on the condensed consolidated balance sheet. At December 31, 2020, the fair value of these interest rate swaps was a net liability of $29.0 million, of which $9.7 million was included in accrued liabilities and $19.3 million was included in other liabilities on the condensed consolidated balance sheet.

In the second quarter of 2021, we entered into ten cross currency swaps to hedge a portion of our net investments in certain of our subsidiaries with euro functional currencies. As net investment hedges for accounting purposes, we elected to use the spot method to assess effectiveness for these derivatives that are designated as net investment hedges. Accordingly, changes in fair value attributable to changes in the undiscounted spot rates are recorded in the foreign currency translation adjustments component of accumulated other comprehensive income (loss) and will remain there until the hedged net investments are sold or substantially liquidated. We have elected to exclude the spot-forward difference from the assessment of hedge effectiveness and are amortizing this amount separately on a straight-line basis over the term of these cross currency swaps.

At September 30, 2021, the notional value of these cross currency swap contracts was $400 million with a remaining weighted average maturity of 6.8 years. At September 30, 2021, the fair value of these currency swaps was a net asset of $18.2 million, of which $6.0 million was included in prepaid expenses and other and $12.2 million was included in other assets on the condensed consolidated balance sheet.

The effect of the interest rate swaps and the amortization of the spot-forward difference on the net investment hedges cross currency swaps is included in interest expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020

Interest rate swaps designated as cash flow hedges	$2.4	2.3	7.3	5.2
Cross currency swaps designated as net investment hedges	(1.5)	—	(2.6)	—
Net derivative instrument losses included in interest expense	$0.9	2.3	4.7	5.2

The fair values of these forward and swap contracts are based on the present value of net future cash payments and receipts, as well as inputs related to forward interest rates and forward currency rates that are derived principally from, or corroborated by, observable market data, which we have categorized as a Level 2 valuation.

Other Financial Instruments
Other financial instruments include cash and cash equivalents, accounts receivable, floating rate debt, accounts payable and accrued liabilities. The financial statement carrying amounts of these items approximate the fair value.

There were no transfers in or out of any of the levels of the valuation hierarchy in the first nine months of 2021.

Note 9 - Debt

	September 30,	December 31,
(In millions)	2021	2020
Debt:
Short-term borrowings	$8.1	14.2
Total short-term borrowings	$8.1	14.2

Long-term debt
Bank credit facilities:
Term loan A(a)	$1,241.6	1,292.4
Senior unsecured notes(b)	989.2	987.5
Revolving Credit Facility	381.8	—
Other	58.2	40.2
Financing leases	166.7	151.4
Total long-term debt	$2,837.5	2,471.5

Total debt	$2,845.6	2,485.7

Included in:
Current liabilities	$144.5	151.5
Noncurrent liabilities	2,701.1	2,334.2
Total debt	$2,845.6	2,485.7

(a)Amounts outstanding are net of unamortized debt costs of $4.1 million as of September 30, 2021 and $5.4 million as of December 31, 2020.
(b)Amounts outstanding are net of unamortized debt costs of $10.8 million as of September 30, 2021 and $12.5 million as of December 31, 2020.

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
All Loans under the Revolving Credit Facility and the Term Loans will mature five years after the first amendment date to the Senior Secured Credit Facility on February 8, 2024. Principal payments for the Term Loans are due quarterly in an amount equal to 1.25% of the initial loan amount with a final lump sum payment due on February 8, 2024. Interest rates for the Senior Secured Credit Facility are based on LIBOR plus a margin or an alternate base rate plus a margin. The Revolving Credit Facility allows us to borrow money or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of September 30, 2021, $618 million was available under the Revolving Credit Facility. The obligations under the Senior Secured Credit Facility are secured by a first-priority lien on all or substantially all of the assets of the Company and certain of its domestic subsidiaries, including a first-priority lien on equity interests of certain of the Company’s direct and indirect subsidiaries. The Company and certain of its domestic subsidiaries also guarantee the obligations under the Senior Secured Credit Facility.
The margin on both LIBOR and alternate base rate borrowings under the Senior Secured Credit Facility is based on the Company’s total net debt leverage ratio. The margin on LIBOR borrowings, which can range from 1.25% to 2.50%, was 2% at September 30, 2021. The margin on alternate base rate borrowings, which can range from 0.25% to 1.50%, was 1% as of September 30, 2021. We also pay an annual commitment fee on the unused portion of the Revolving Credit Facility based on the Company’s total net leverage ratio. The commitment fee, which can range from 0.15% to 0.35%, was 0.3% as of September 30, 2021.

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

The aggregate proceeds from the Senior Secured Credit Facility and the 2017 Senior Notes were used in part to repay certain prior indebtedness and certain fees and expenses related to the closing of certain transactions. Borrowings were used for working capital needs, capital expenditures, acquisitions and other general corporate purposes. The aggregate proceeds from the 2020 Senior Notes were used in part to repay certain existing indebtedness incurred in connection with the G4S acquisition, finance the remaining G4S acquisition transactions and pay certain fees and expenses related to the transactions. Remaining net proceeds from the 2020 Senior Notes were used for working capital needs, capital expenditures, acquisitions and other general corporate purposes.

Letter of Credit Facilities and Bank Guarantee Facilities
We have three committed letter of credit facilities totaling $58 million, of which approximately $11 million was available at September 30, 2021. At September 30, 2021, we had undrawn letters of credit and guarantees of $47 million issued under these facilities. The $10 million facility expires in April 2022, the $32 million facility expires in December 2022 and the $16 million facility expires in January 2024.

We have three uncommitted letter of credit facilities totaling $65 million, of which approximately $42 million was available at September 30, 2021. At September 30, 2021, we had undrawn letters of credit and guarantees of $23 million issued under these facilities. The $40 million facility expires in December 2021 while the $10 million and $15 million facilities have no expiration date.

The Senior Secured Credit Facility is also available for issuance of letters of credit and bank guarantees.

The Senior Secured Credit Facility, Senior Unsecured Notes, the Letter of Credit Facilities and Bank Guarantee Facilities contain various financial and other covenants. The financial covenants, among other things, limit our ability to provide liens, restrict fundamental changes, limit transactions with affiliates and unrestricted subsidiaries, restrict changes to our fiscal year and to organizational documents, limit asset dispositions, limit the use of proceeds from asset sales, limit sale and leaseback transactions, limit investments, limit the ability to incur debt, restrict certain payments to shareholders, limit negative pledges, limit the ability to change the nature of our business, provide for a maximum consolidated net leverage ratio and provide for minimum coverage of interest costs. If we were not to comply with the terms of our various financing agreements, the repayment terms could be accelerated and the commitments could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other financing agreements. We were in compliance with all covenants at September 30, 2021.

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

The following table is a rollforward of the allowance for doubtful accounts for the nine month period ended September 30, 2021.

Allowance for doubtful accounts:

(In millions)

December 31, 2020	$30.7
Provision for uncollectible accounts receivable(a)	2.9
Write-offs and recoveries	(6.8)
Foreign currency exchange effects	(0.8)
September 30, 2021	$26.0

(a)The provision in 2021 includes a $3.5 million reduction in allowance related to the internal loss in our U.S global services operations. See Note 1 for details.

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

Outstanding awards at September 30, 2021 include performance share units, restricted stock units, deferred stock units, performance-based stock options, time-based stock options and certain awards that will be settled in cash.

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

Compensation expenses are classified as selling, general and administrative expenses in the condensed consolidated statements of operations. Compensation expenses for the share-based awards were as follows:

	Compensation Expense		Compensation Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020

Performance share units	$6.2	5.5	$18.7	12.5
Restricted stock units	2.4	1.5	7.0	4.5
Deferred stock units and fees paid in stock	0.4	0.3	1.0	0.9
Performance-based stock options	—	0.5	0.3	1.7
Time-based vesting stock options	0.2	0.5	0.9	1.3
Cash based awards	0.2	0.4	0.8	0.8
Share-based payment expense	9.4	8.7	28.7	21.7
Income tax benefit	(2.1)	(1.9)	(6.5)	(4.7)
Share-based payment expense, net of tax	$7.3	6.8	$22.2	17.0

Performance-Based Stock Options
In 2018, 2017 and 2016, we granted performance-based stock options that have a service condition as well as a market condition. In addition, some of the awards granted in 2016 contained a non-financial performance condition. We measure the fair value of these performance-based options at the grant date using a Monte Carlo simulation model.

The following table summarizes performance-based stock option activity during the first nine months of 2021:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2020	1,165.0	$11.17
Granted	—	—
Expired(a)	(184.7)	15.23
Exercised	(33.8)	14.72
Outstanding balance as of September 30, 2021	946.5	$10.25

(a)Although the service condition had been met, these 2018 performance options expired in accordance with the terms of the underlying award agreement.

Time-Based Stock Options
We granted time-based stock options that contain only a service condition. We measure the fair value of these time-based options at the grant date using a Black-Scholes-Merton option pricing model.

The following table summarizes time-based stock option activity during the first nine months of 2021:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2020	207.8	$21.38
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding balance as of September 30, 2021	207.8	$21.38

Restricted Stock Units (“RSUs”)
We granted RSUs that contain only a service condition. We measure the fair value of RSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period.

The following table summarizes RSU activity during the first nine months of 2021:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2020	251.8	$72.30
Granted	110.1	78.35
Forfeited	(8.5)	65.95
Vested	(77.5)	74.07
Nonvested balance as of September 30, 2021	275.9	$74.42

Performance Share Units ("PSUs”)
We granted Internal Metric PSUs ("IM PSUs") and Relative Total Shareholder Return PSUs ("TSR PSUs").

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

The following table summarizes all PSU activity during the first nine months of 2021:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2020	576.7	$80.43
Granted	290.5	80.59
Forfeited	(15.7)	79.03
Vested(a)	(149.5)	74.03
Nonvested balance as of September 30, 2021	702.0	$81.90

(a)The vested PSUs presented are based on the target amount of the award. In accordance with the terms of the underlying award agreements, the actual shares earned and distributed for the performance period ended December 31, 2020 were 246.9 thousand, compared to target shares of 149.5 thousand.

Deferred Stock Units ("DSUs")
We granted DSUs to our nonemployee directors. We measure the fair value of DSUs at the grant date, based on the price of Brink's stock, and, if applicable, adjusted for a discount for dividends not received or accrued during the vesting period.

DSUs granted after 2014 will be paid out in shares of Brink's stock approximately one year after the grant date, provided that the director has not elected to defer the distribution of shares until a later date. DSUs granted prior to 2015, in general, will be paid out in shares of stock following separation from service.

The following table summarizes all DSU activity during the first nine months of 2021:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2020	21.6	$40.46
Granted	17.1	79.04
Forfeited	(3.0)	40.46
Vested	(21.4)	45.68
Nonvested balance as of September 30, 2021	14.3	$78.74

Note 12 - Capital Stock

Common Stock
At September 30, 2021, we had 100 million shares of common stock authorized and 49.1 million shares issued and outstanding.

Dividends
We paid regular quarterly dividends on our common stock during the last two years. On September 24, 2021, the Board of Directors declared a regular quarterly dividend of 20 cents per share on our common stock, payable on December 1, 2021 to shareholders of record on November 8, 2021. The payment of future dividends is at the discretion of the Board of Directors and is dependent on our future earnings, financial condition, shareholder equity levels, cash flow, business requirements and other factors.

Preferred Stock
At September 30, 2021, we had the authority to issue up to 2.0 million shares of preferred stock with a par value of $10 per share.

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

In August 2021, we entered into an accelerated share repurchase arrangement ("ASR") with a financial institution. In exchange for a $50 million up-front payment at the beginning of the purchase period, the financial institution delivered to us 524,315 shares of our common stock for an average repurchase price of $95.36 per share. The shares received were retired in the period they were delivered to us, and the up-front payment was accounted for as a reduction to shareholder's equity in the condensed consolidated balance sheet. For purposes of calculating earnings per share, we reported the ASR as a repurchase of our common stock in August 2021 and as a forward contract indexed to our common stock. The ASR met all of the applicable criteria for equity classification, and, as a result, was not accounted for as a derivative instrument. In September 2021, the ASR purchase period was subsequently terminated early and we received and retired an additional 131,384 shares under the ASR, resulting in an overall repurchase price of $76.25 per share.
At September 30, 2021, $150 million remained available under the $250 million repurchase program. See Note 16 for additional details.
Shares Used to Calculate Earnings per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020

Weighted-average shares:
Basic(a)	49.8	50.4	49.9	50.6
Effect of dilutive stock awards and options	0.5	—	0.5	—
Diluted	50.3	50.4	50.4	50.6

Antidilutive stock awards and options excluded from denominator	0.2	1.5	0.2	1.5

(a)We have deferred compensation plans for directors and certain of our employees. Some amounts owed to participants are denominated in common stock units. Each unit represents one share of common stock. The number of shares used to calculate basic earnings per share includes the weighted-average common stock units credited to employees and directors under the deferred compensation plans. Additionally, nonvested units containing only a service requirement are also included in the computation of basic weighted-average shares when the requisite service period has been completed. Accordingly, included in basic shares are 0.3 million in the three months and 0.3 million in the nine months ended September 30, 2021, and 0.3 million in the three months and 0.3 million in the nine months ended September 30, 2020.

Note 13 - Supplemental cash flow information

	Nine Months Ended September 30,
(In millions)	2021	2020
Cash paid for:
Interest	$78.7	54.1
Income taxes, net	55.9	42.9

Argentina Currency Conversions
We have elected in the past and could continue in the future to repatriate cash from Brink's Argentina using different means to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms generally settle at rates that are less favorable than the rates at which we remeasure the financial statements of Brink’s Argentina. As a result, in the three months ended September 30, 2020, we recognized $10.4 million of such conversion losses when we converted Argentine pesos into U.S. dollars at rates that were approximately 100% less favorable than the rates at which we remeasured the financial statements of Brink’s Argentina. The net cash flows from these transactions are treated as operating cash flows as the financial instruments are purchased specifically for resale and are generally sold within a short period of time from the date of purchase. We did not have any such conversions in the first nine months of 2021.

Non-cash Investing and Financing Activities
We acquired $57.7 million in armored vehicles and other equipment under financing lease arrangements in the first nine months of 2021 compared to $24.3 million in armored vehicles and other equipment acquired under financing lease arrangements in the first nine months of 2020.

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

At September 30, 2021, we held $321.7 million of restricted cash ($167.5 million represented restricted cash held for customers and $144.2 million represented accrued liabilities). At December 31, 2020, we held $322.0 million of restricted cash ($199.5 million represented restricted cash held for customers and $113.7 million represented accrued liabilities).

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

	September 30,	December 31,
(In millions)	2021	2020
Cash and cash equivalents	$700.8	620.9
Restricted cash	321.7	322.0
Total, cash, cash equivalents, and restricted cash in the condensed consolidated statements of cash flows	$1,022.5	942.9

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

At the end of the fourth quarter of 2018, we became aware of an investigation initiated by the Chilean Fiscalía Nacional Económica (the Chilean antitrust agency) (“FNE”) related to potential anti-competitive practices among competitors in the cash logistics industry in Chile. In October 2021, the FNE filed a complaint before the Chilean antitrust court alleging that Brink’s Chile (as well as competitor companies) engaged in collusion in 2017 and 2018 and requested that the court approve a fine of $30.5 million. The Company has not had access to the FNE's investigative file nor to its evidence supporting the allegations. The Company intends to vigorously defend itself against the FNE's complaint. Based on available information to date, the Company has recorded a charge of $9.5 million in connection with this matter.

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

Note 15 - Reorganization and Restructuring

Other Restructurings
Management periodically implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized net costs of $49.7 million in the first nine months of 2020, primarily severance costs. We recognized $35.7 million net costs in the first nine months of 2021, primarily severance costs. Approximately $5 million of the net costs recognized in the first nine months of 2021 relate to restructuring plans approved by management in 2020. The remaining costs incurred in the first nine months of 2021 relate to restructuring plans approved by management in 2021. Substantially all of the costs from 2021 restructuring plans result from management initiatives to address the COVID-19 pandemic. For the restructuring actions that have not yet been completed, we expect to incur additional costs between $5 million and $7 million in future periods.

The following table summarizes the changes in the accrued liability for costs incurred, payments and utilization, and foreign currency exchange effects of other restructurings:

(In millions)	Severance Costs	Other	Total

Balance as of January 1, 2021	$9.3	—	9.3
Expense	30.1	5.6	35.7
Payments and utilization	(19.2)	(5.6)	(24.8)
Foreign currency exchange effects	(0.3)	—	(0.3)
Balance as of September 30, 2021	$19.9	—	19.9

Note 16 - Subsequent Events

On October 27, 2021, Brink’s announced that it intends to enter into an accelerated share repurchase ("ASR") agreement with J.P. Morgan Chase Bank, N.A., to repurchase $150 million of the company’s common stock. Brink's expects to execute the ASR as part of a $250 million share repurchase program authorized by its board of directors on February 6, 2020, which expires December 31, 2021 (see Note 12 for details). Also on October 27, 2021, Brink’s board of directors approved an additional $250 million of share repurchases, which expires December 31, 2023.

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

In addition, we cannot predict whether future developments associated with the COVID-19 pandemic will have a materially adverse effect on our long-term liquidity position. During the quarter ended March 31, 2020, in addition to the steps we began taking to reduce expenses, we also began taking, and continued to take throughout 2020, steps to reduce 2020 capital expenditures, including suspending our fleet replacement program, and optimizing our working capital to conserve our liquidity. We believe we continue to have sufficient liquidity to meet our current obligations. This is, however, an evolving situation, and we cannot predict the extent or duration of the ongoing COVID-19 pandemic, the effects of it on the global, national or local economy, including the impacts on our ability to access capital, or its effects on our business, financial position, results of operations, and cash flows.

We will continue to monitor developments affecting our employees, customers and operations and take additional steps to address the business impact of the COVID-19 pandemic, as necessary.
Refer to the “Liquidity and Capital Resources” section below for further discussion.

Consolidated Review

GAAP and Non-GAAP Financial Measures
We provide an analysis of our operations below on both a U.S. generally accepted accounting principles (“GAAP”) and non-GAAP basis. The purpose of the non-GAAP information is to report our operating profit, income from continuing operations and earnings per share without certain income and expense items that do not reflect the regular earnings of our operations. The non-GAAP financial measures are intended to provide investors with a supplemental comparison of our operating results and trends for the periods presented. Our management believes these measures are also useful to investors as they allow investors to evaluate our performance using the same metrics that our management uses to evaluate past performance and prospects for future performance. We do not consider these items to be reflective of our core operating performance. The non-GAAP adjustments used to reconcile our GAAP results are described on pages 44–46 and are reconciled to comparable GAAP measures on pages 52–54.

Definition of Organic Growth
Organic growth represents the change in revenues or operating profit between the current and prior period, excluding the effect of acquisitions and dispositions and changes in currency exchange rates. See definitions on page 40.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions, except for per share amounts)	2021	2020	Change	2021	2020	Change
GAAP
Revenues	$1,075.5	970.5	11	3,102.0	2,669.3	16
Cost of revenues	837.6	742.9	13	2,415.6	2,120.2	14
Selling, general and administrative expenses	161.9	141.4	14	472.0	429.1	10
Operating profit	74.2	76.4	(3)	209.2	101.6	fav
Income (loss) from continuing operations(a)	19.0	(23.8)	fav	55.7	(8.3)	fav
Diluted EPS from continuing operations(a)	$0.38	(0.47)	fav	1.11	(0.17)	fav

Non-GAAP(b)
Non-GAAP revenues	$1,075.5	970.5	11	3,102.0	2,669.3	16
Non-GAAP operating profit	115.9	99.9	16	316.6	236.2	34
Non-GAAP income from continuing operations(a)	57.4	45.0	28	156.2	108.1	44
Non-GAAP diluted EPS from continuing operations(a)	$1.14	0.89	28	3.10	2.12	46

(a)Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.
(b)Non-GAAP results are reconciled to the applicable GAAP results on pages 52–54.

GAAP Basis
Analysis of Consolidated Results: Third Quarter 2021 versus Third Quarter 2020
Consolidated Revenues  Revenues increased $105.0 million due to organic increases in Latin America ($35.3 million), North America ($16.9 million), and Europe ($5.0 million), the favorable impact of acquisitions ($46.0 million), and the favorable impact of currency exchange rates ($4.7 million), partially offset by an organic decrease in Rest of World ($2.9 million). The favorable currency impact was driven primarily by the Mexican peso and most other currencies globally, partially offset by the Argentine peso. Revenues increased 6% on an organic basis primarily due to volume recovery versus prior year period results which were more impacted by the COVID-19 pandemic, as well as price increases in the U.S. and Argentina. See above for our definition of “organic growth.”

Consolidated Costs and Expenses  Cost of revenues increased 13% to $837.6 million primarily due to higher labor and other operational costs driven by volume recovery including wage increases in the U.S., the impact of acquisitions, higher costs incurred related to restructuring actions, and currency exchange rates. Selling, general and administrative costs increased 14% to $161.9 million primarily due to higher corporate expenses and the impact of acquisitions.

Consolidated Operating Profit  Operating profit decreased $2.2 million due mainly to:
•higher corporate expenses on an organic basis ($12.8 million),
•organic decreases in Rest of World ($6.5 million) and North America ($3.7 million), and
•the following items included in “Other items not allocated to segments”:
◦an estimated loss of $9.5 million in the third quarter of 2021 related to a potential fine for a Chile antitrust matter (see Note 14 for details),
◦higher costs incurred related to reorganization and restructuring ($8.9 million), partially offset by:
•organic increases in Latin America ($17.0 million), and Europe ($7.7 million),
•favorable changes in currency exchange rates ($8.2 million), driven by lower foreign currency transaction losses as third quarter of 2020 included a loss of $10.4 million from converting Argentine pesos into U.S. dollars, as well as a favorable impact from the Mexican peso, partially offset by the Argentine peso, and

•the favorable operating impact of business acquisitions ($7.4 million), excluding intangible amortization and acquisition-related charges.

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts Income from continuing operations attributable to Brink’s shareholders increased $42.8 million to $19.0 million due to the increase in operating profit mentioned above, lower interest and other non-operating expense ($12.1 million), and lower income tax expense ($36.0 million), partially offset by higher non-controlling interest ($2.6 million) and higher interest expense ($0.5 million). Earnings per share from continuing operations was $0.38, up from negative $0.47 in the third quarter of 2020.

Analysis of Consolidated Results: Nine Months 2021 versus Nine Months 2020
Consolidated Revenues  Revenues increased $432.7 million due to the favorable impact of acquisitions ($275.0 million), organic increases in Latin America ($73.2 million), North America ($47.1 million), and Europe ($9.3 million), and the favorable impact of currency exchange rates ($34.4 million), partially offset by an organic decrease in Rest of World ($6.3 million). The currency impact was driven primarily by the euro, the Mexican peso, and most other currencies globally, partially offset by the Argentine peso and Brazilian real. Revenues increased 5% on an organic basis primarily due to volume recovery in the second and third quarter of 2021 versus prior year period results which were more impacted by the COVID-19 pandemic, as well as price increases in the U.S. and Argentina. See above for our definition of “organic growth.”

Consolidated Costs and Expenses  Cost of revenues increased 14% to $2,415.6 million primarily due to the impact of acquisitions, higher labor and other operational costs from volume recovery, and currency exchange rates, partially offset by lower costs incurred related to restructuring actions. Selling, general and administrative costs increased 10% to $472.0 million due to the impact of businesses acquired and higher corporate expenses, partially offset by lower costs incurred versus the prior year period related to acquisitions (including integration) and an internal loss in the U.S. global services operations.

Consolidated Operating Profit  Operating profit increased $107.6 million due mainly to:
•organic increases in North America ($44.1 million), Latin America ($40.9 million), Europe ($23.6 million), and Rest of World ($3.6 million),
•the following items included in “Other items not allocated to segments”:
◦lower charges related to reorganization and restructuring ($14.0 million),
◦lower charges incurred, primarily bad debt expense, related to an internal loss in the U.S. global services operations ($12.3 million), and
◦lower costs related to business acquisitions and dispositions ($10.4 million), including the impact of acquisition-related charges and intangible asset amortization in 2021,
•the favorable operating impact of business acquisitions ($23.9 million), excluding intangible amortization and acquisition-related charges, and
•favorable changes in currency exchange rates ($3.9 million), driven by lower foreign currency transaction losses as third quarter of 2020 included a loss of $10.4 million from converting Argentine pesos into U.S. dollars, as well as a favorable impact from the Mexican peso, euro, and most other currencies globally, partially offset by the Argentine peso and Brazilian real, partially offset by:
•higher corporate expenses on an organic basis ($60.4 million).
•an estimated loss of $9.5 million in the third quarter of 2021 related to a potential fine for a Chile antitrust matter included in “Other items not allocated to segments”. See Note 14 for details.

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Income from continuing operations attributable to Brink’s shareholders increased $64.0 million to $55.7 million due to the increase in operating profit mentioned above and lower interest and other non-operating expense ($29.8 million), partially offset by higher income tax expense ($55.7 million), higher interest expense ($12.7 million), and higher non-controlling interest ($5.0 million). Earnings per share from continuing operations was $1.11, up from negative $0.17 in the first nine months of 2020.

Non-GAAP Basis
Analysis of Consolidated Results: Third Quarter 2021 versus Third Quarter 2020
Non-GAAP Consolidated Revenues  Non-GAAP revenues increased $105.0 million due to organic increases in Latin America ($35.3 million), North America ($16.9 million), and Europe ($5.0 million), the favorable impact of acquisitions ($46.0 million), and the favorable impact of currency exchange rates ($4.7 million), partially offset by an organic decrease in Rest of World ($2.9 million). The favorable currency impact was driven primarily by the Mexican peso and most other currencies globally, partially offset by the Argentine peso. Revenues increased 6% on an organic basis primarily due to volume recovery versus prior year period results which were more impacted by the COVID-19 pandemic, as well as price increases in the U.S. and Argentina. See above for our definition of “organic growth.”

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit increased $16.0 million due mainly to:
•organic increases in Latin America ($17.0 million) and Europe ($7.7 million),
•the favorable operating impact of business acquisitions ($7.4 million), excluding intangible amortization and acquisition-related charges, and
•favorable changes in currency exchange rates ($6.9 million), driven by lower foreign currency transaction losses as third quarter of 2020 included a loss of $10.4 million from converting Argentine pesos into U.S. dollars, as well as a favorable impact from the Mexican peso, partially offset by the Argentine peso, partially offset by:
•higher corporate expenses on an organic basis ($12.8 million), and
•organic decreases in Rest of World ($6.5 million) and North America ($3.7 million).

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders increased $12.4 million to $57.4 million due to the operating profit increase mentioned above and higher interest and other non-operating income ($6.4 million), partially offset by higher income tax expense ($8.2 million), higher non-controlling interest ($1.1 million), and higher interest expense ($0.7 million). Earnings per share from continuing operations was $1.14, up from $0.89 in the third quarter of 2020.

Analysis of Consolidated Results: Nine Months 2021 versus Nine Months 2020
Non-GAAP Consolidated Revenues  Non-GAAP revenues increased $432.7 million due to the favorable impact of acquisitions ($275.0 million), organic increases in Latin America ($73.2 million), North America ($47.1 million), and Europe ($9.3 million), and the favorable impact of currency exchange rates ($34.4 million), partially offset by an organic decrease in Rest of World ($6.3 million). The currency impact was driven primarily by the euro, the Mexican peso, and most other currencies globally, partially offset by the Argentine peso and Brazilian real. Revenues increased 5% on an organic basis due to volume recovery in the second and third quarter of 2021 versus prior year period results which were more impacted by the COVID-19 pandemic, as well as price increases in the U.S. and Argentina. See above for our definition of “organic growth.”

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit increased $80.4 million due mainly to:
•organic increases in North America ($44.1 million), Latin America ($40.9 million), Europe ($23.6 million), and Rest of World ($3.6 million),
•the favorable operating impact of business acquisitions ($23.9 million), excluding intangible amortization and acquisition-related charges, and
•favorable changes in currency exchange rates ($4.7 million) driven by lower foreign currency transaction losses, as third quarter of 2020 included a loss of $10.4 million from converting Argentine pesos into U.S. dollars, as well as a favorable change from the Mexican peso, euro, and most other currencies globally, partially offset by the Argentine peso and Brazilian real, partially offset by:
•higher corporate expenses on an organic basis ($60.4 million).

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders increased $48.1 million to $156.2 million due to the increase in operating profit mentioned above and higher interest and other non-operating income ($16.9 million), partially offset by higher income tax expense ($30.2 million), higher interest expense ($13.1 million), and higher non-controlling interest ($5.9 million). Earnings per share from continuing operations was $3.10, up from $2.12 in the first nine months of 2020.

Revenues and Operating Profit by Segment: Third Quarter 2021 versus Third Quarter 2020

		Organic	Acquisitions /			% Change
(In millions)	3Q'20	Change	Dispositions(a)	Currency(b)	3Q'21	Total	Organic
Revenues:
North America	$316.8	16.9	25.2	1.8	360.7	14	5
Latin America	256.7	35.3	0.6	(3.3)	289.3	13	14
Europe	224.0	5.0	7.7	1.3	238.0	6	2
Rest of World	173.0	(2.9)	12.5	4.9	187.5	8	(2)
Segment revenues(c)	970.5	54.3	46.0	4.7	1,075.5	11	6

Revenues - GAAP	$970.5	54.3	46.0	4.7	1,075.5	11	6

Operating profit:
North America	$24.1	(3.7)	4.5	0.1	25.0	4	(15)
Latin America	51.1	17.0	0.1	(3.6)	64.6	26	33
Europe	18.8	7.7	1.4	0.2	28.1	49	41
Rest of World	36.1	(6.5)	1.4	0.9	31.9	(12)	(18)
Segment operating profit	130.1	14.5	7.4	(2.4)	149.6	15	11
Corporate(d)	(30.2)	(12.8)	—	9.3	(33.7)	12	42
Operating profit - non-GAAP	99.9	1.7	7.4	6.9	115.9	16	2

Other items not allocated to segments(e)	(23.5)	(19.4)	(0.1)	1.3	(41.7)	77	83
Operating profit - GAAP	$76.4	(17.7)	7.3	8.2	74.2	(3)	(23)
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
(c)Segment revenues equal our total reported non-GAAP revenues.
(d)Corporate expenses are not allocated to segment results. Corporate expenses include salaries and other costs to manage the global business and to perform activities required by public companies.
(e)See pages 44–46 for more information.
(f)In the first quarter of 2021, North America operating profit benefited $12.3 million from a change in our method to calculate the allowance for doubtful accounts, with an offsetting higher expense at Corporate. There was no net impact on consolidated operating profit. See further discussion below in Analysis of Segment Results.

Analysis of Segment Results: Third Quarter 2021 versus Third Quarter 2020

North America
Revenues increased 14% ($43.9 million) primarily due to the favorable impact of the PAI acquisition ($25.2 million), a 5% organic increase ($16.9 million), and the favorable impact of currency exchange rates ($1.8 million) from the Canadian dollar. Organic revenue increased primarily due to price increases and global services volume growth in the U.S., as well as organic growth from PAI. Operating profit increased $0.9 million, primarily due to the favorable impact of the PAI acquisition ($4.5 million), partially offset by a 15% organic decrease ($3.7 million). The organic decrease was driven by higher labor costs due to wage increases and security losses in the U.S. The organic decrease was partially offset by revenue growth in the U.S., as well as the impact of bad debt expense versus the prior year period, primarily from the change in accounting methodology to reconcile the U.S. allowance for doubtful accounts and associated expense to U.S. GAAP within the North America operating segment rather than as part of Corporate expense.

Latin America
Revenues increased 13% ($32.6 million) primarily due to a 14% organic increase ($35.3 million) and the favorable impact of acquisitions ($0.6 million), partially offset by the unfavorable impact of currency exchange rates ($3.3 million), primarily from the Argentine peso and partially offset by the Mexican peso. The organic increase was primarily driven by inflation-based price increases in Argentina, as well as organic growth in Mexico from volume growth and price increases versus prior year period results which were more impacted by the COVID-19 pandemic. Operating profit was up 26% ($13.5 million) primarily due to a 33% organic increase ($17.0 million), including the benefit of labor and other operational cost saving actions, which includes those taken in response to the COVID-19 pandemic, partially offset by the unfavorable impact of currency exchange rates. The organic profit increase was driven by growth in Argentina and Mexico, as well as a $4.5 million non-income tax credit in Brazil, partially offset by lower volumes in Brazil. Our Brazil operations received a favorable court decision related to non-income taxes paid in prior years and will be able to recover the overpayments, plus interest, by reducing payments on future tax obligations.

Europe
Revenues increased 6% ($14.0 million) due to a 2% organic increase ($5.0 million), the favorable impact of currency exchange rates ($1.3 million), and the favorable impact of acquisitions ($7.7 million). The favorable currency impact was driven by the euro. The organic increase was primarily due to organic growth in France and Greece driven by increased volumes. Operating profit increased $9.3 million to $28.1 million primarily due to a 41% organic increase ($7.7 million), the favorable impact of acquisitions ($1.4 million), and the favorable impact of currency exchange rates ($0.2 million). The organic increase was driven by higher volumes and the impact of labor and other operational cost saving actions in France and throughout the segment, including those taken in response to the COVID-19 pandemic.

Rest of World
Revenues increased 8% ($14.5 million) due to the favorable impact of acquisitions ($12.5 million), the favorable impact of currency exchange rates ($4.9 million), partially offset by a 2% organic decrease ($2.9 million). The favorable currency impact was driven by most currencies throughout the segment. Operating profit decreased $4.2 million due to an 18% organic decrease ($6.5 million), partially offset by the favorable impact of acquisitions ($1.4 million) and currency exchange rates ($0.9 million). The organic decline was partially driven by lower government COVID-19 assistance in several countries.

Revenues and Operating Profit by Segment: Nine Months 2021 versus Nine Months 2020

		Organic	Acquisitions /			% Change
(In millions)	YTD '20	Change	Dispositions(a)	Currency(b)	YTD '21	Total	Organic
Revenues:
North America	$932.0	47.1	47.8	7.7	1,034.6	11	5
Latin America	786.1	73.2	7.1	(34.6)	831.8	6	9
Europe	518.2	9.3	118.1	37.6	683.2	32	2
Rest of World	433.0	(6.3)	102.0	23.7	552.4	28	(1)
Segment revenues(c)	2,669.3	123.3	275.0	34.4	3,102.0	16	5

Revenues - GAAP	$2,669.3	123.3	275.0	34.4	3,102.0	16	5

Operating profit:
North America(f)	$45.9	44.1	8.2	0.2	98.4	fav	96
Latin America	153.4	40.9	0.5	(14.4)	180.4	18	27
Europe	22.1	23.6	9.4	2.3	57.4	fav	fav
Rest of World	80.7	3.6	5.8	4.1	94.2	17	4
Segment operating profit	302.1	112.2	23.9	(7.8)	430.4	42	37
Corporate(d)(f)	(65.9)	(60.4)	—	12.5	(113.8)	73	92
Operating profit - non-GAAP	236.2	51.8	23.9	4.7	316.6	34	22

Other items not allocated to segments(e)	(134.6)	17.6	10.4	(0.8)	(107.4)	(20)	(13)
Operating profit - GAAP	$101.6	69.4	34.3	3.9	209.2	fav	68
Amounts may not add due to rounding.

See page 40 for footnote explanations.

Analysis of Segment Results: Nine Months 2021 versus Nine Months 2020

North America
Revenues increased 11% ($102.6 million) primarily due to the favorable impact of acquisitions ($47.8 million), a 5% organic increase ($47.1 million), and the favorable impact of currency exchange rates ($7.7 million) from the Canadian dollar. Organic revenue increased primarily due to volume recovery in the U.S. in the second quarter of 2021 versus prior year period results which were more impacted by the COVID-19 pandemic, as well as price increases and global services volume growth in the U.S. and organic growth from PAI. This growth was partially offset by lower volumes in the first quarter of 2021 due to the COVID-19 pandemic. Operating profit increased $52.5 million, primarily due to a 96% organic increase ($44.1 million) and the favorable impact of acquisitions ($8.2 million). The organic profit increase was driven by revenue growth in the U.S. and PAI, labor and other operational cost management and saving actions in Canada, including those taken in response to the COVID-19 pandemic, and the impact of bad debt expense versus the prior year period. The increase was partially offset by lower government assistance in Canada and higher labor costs due to wage increases and security losses in the U.S.

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

Latin America
Revenues increased 6% ($45.7 million) primarily due to a 9% organic increase ($73.2 million) and the favorable impact of acquisitions ($7.1 million), partially offset by the unfavorable impact of currency exchange rates ($34.6 million), primarily from the Argentine peso and Brazilian real and partially offset by the Mexican peso. The organic increase was due to organic growth in Argentina driven by inflation-based price increases and organic growth in Mexico from volume growth and price increases in the second and third quarter of 2021 versus prior period results which were more impacted by the COVID-19 pandemic. Operating profit was up 18% ($27.0 million) primarily due to a 27% organic increase ($40.9 million), including the benefit of labor and other operational cost saving actions, which includes those taken in response to the COVID-19 pandemic, and the favorable impact of acquisitions ($0.5 million), partially offset by unfavorable currency ($14.4 million). The organic increase was driven by Argentina and Mexico.

Europe
Revenues increased 32% ($165.0 million) due to the favorable impact of acquisitions and dispositions ($118.1 million) and currency exchange rates ($37.6 million), and a 2% organic increase ($9.3 million). The favorable currency impact was driven by the euro. The organic increase was primarily due to organic growth in France, driven by volume growth, including recovery in the second quarter of 2021 versus prior year period results which were more impacted by the COVID-19 pandemic. Operating profit increased $35.3 million primarily due to an organic increase ($23.6 million), the favorable impact of acquisitions ($9.4 million), and the favorable impact of currency exchange rates ($2.3 million). The organic increase was primarily driven by France due to higher volumes and the impact of labor and other operational cost saving actions, including those taken in response to the COVID-19 pandemic, partially offset by lower government assistance. Results were also helped by higher government COVID-19 assistance in several other countries.

Rest of World
Revenues increased 28% ($119.4 million) due to the favorable impact of acquisitions and dispositions ($102.0 million) and currency exchange rates ($23.7 million), partially offset by a 1% organic decrease ($6.3 million). The currency impact was driven by most currencies throughout the segment. Operating profit increased $13.5 million primarily due to a 4% organic increase ($3.6 million), the favorable impact of acquisitions and dispositions ($5.8 million), and the favorable impact of currency exchange rates ($4.1 million), driven by most currencies throughout the segment. The organic increase was primarily due to the impact of operational cost saving actions throughout the segment, including those taken in response to the COVID-19 pandemic, partially offset by lower government COVID-19 assistance in several countries.

Income and Expense Not Allocated to Segments

Corporate Expenses

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2021	2020	change	2021	2020	change
General, administrative and other expenses	$(34.8)	(26.6)	31	$(103.4)	(78.5)	32
Foreign currency transaction gains (losses)	1.4	(7.9)	fav	1.4	(11.5)	fav
Reconciliation of segment policies to GAAP	(0.3)	4.3	unfav	(11.8)	24.1	unfav
Corporate expenses	$(33.7)	(30.2)	12	$(113.8)	(65.9)	73

Corporate expenses include corporate headquarters costs, regional management costs, currency transaction gains and losses, costs related to global initiatives and adjustments to reconcile segment accounting policies to U.S. GAAP.

Corporate expenses for the first nine months of 2021 increased $47.9 million versus the prior year period primarily driven by higher bad debt expense ($34.7 million) included in Corporate expense as part of the reconciliation of segment accounting policies to U.S. GAAP, as discussed in more detail in the next paragraph below. Current year expense also increased as a result of higher costs related to development of new service offerings ($11.1 million), higher share-based and other incentive compensation ($8.8 million) and a reduced Mexico profit sharing plan adjustment in the current year period ($1.2 million) as part of the reconciliation of segment policies to U.S. GAAP. These increases were partially offset by lower foreign currency transaction losses in the current year period ($12.9 million). The prior year period included a loss of $10.4 million from converting Argentine pesos into U.S. dollars.

Historically, all Brink’s business units followed an internal accounting policy for determining an allowance for doubtful accounts. The allowances were then reconciled to the required U.S. GAAP estimated consolidated allowance, with any differences reported as part of Corporate expense. In the first nine months of 2020, the Corporate reconciling adjustment was a reduction of Corporate expense of $21.6 million, to offset business unit allowances that were higher than U.S. GAAP required. In the same period in 2021, the adjustment was an increase of Corporate expense of $13.1 million. The 2021 increase was primarily from a change in the first quarter of 2021 to the allowance calculation method of the North America segment’s U.S. business. This change resulted in a $12.3 million increase to Corporate expense offset by a $12.3 million operating profit increase in the North America segment, resulting in no impact to consolidated operating profit for the first quarter of 2021. We changed the U.S. calculation of the allowance in order to more closely align it with the U.S. GAAP consolidated calculation and to minimize reconciling differences. Other than for the U.S. business, the reconciling differences were not significant. The bad debt expense increase excludes the impact of the internal loss in our U.S. global services operations described on the next page.

Other Items Not Allocated to Segments

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2021	2020	change	2021	2020	change
Operating profit:
Reorganization and Restructuring	$(14.0)	(5.1)	unfav	$(35.7)	(49.7)	(28)
Acquisitions and dispositions	(16.6)	(16.2)	2	(55.8)	(66.2)	(16)
Argentina highly inflationary impact	(2.3)	(3.2)	(28)	(8.8)	(8.4)	5
Chile antitrust matter	(9.5)	—	unfav	(9.5)	—	unfav
Internal loss	0.7	0.9	(22)	2.4	(9.9)	fav
Reporting compliance	—	0.1	(100)	—	(0.4)	(100)
Operating profit	$(41.7)	(23.5)	77	$(107.4)	(134.6)	(20)

The impact of other items not allocated to segments was a loss of $41.7 million in the third quarter of 2021 versus the prior year period loss of $23.5 million. The change was primarily due to the Chile antitrust matter charge recognized in the current year period and higher reorganization and restructuring expenses which were partially offset by lower charges from highly inflationary accounting in Argentina.

The impact of other items not allocated to segments was a loss of $107.4 million in the first nine months of 2021 versus the prior year period loss of $134.6 million. The change was primarily due to lower reorganization and restructuring expenses, a reduction in net charges related to the internal loss matter and a decrease in costs related to acquisitions and dispositions. These favorable changes were partially offset by the Chile antitrust matter charge recognized in the current year period.

Reorganization and Restructuring
Other Restructurings
Management periodically implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized charges of $49.7 million in the first nine months of 2020, primarily severance costs. We recognized $35.7 million net costs in the first nine months of 2021, primarily severance costs. Approximately $5 million of the net costs recognized in the first nine months of 2021 relate to restructuring plans approved by management in 2020. The remaining costs incurred in the first nine months of 2021 relate to restructuring plans approved by management in 2021. Substantially all of the costs from 2021 restructuring plans result from management initiatives to address the COVID-19 pandemic. When completed, the current restructuring actions are expected to reduce our workforce by 1,400 to 1,600 positions and result in annualized cost savings of $30 million to $35 million. For the restructuring actions that have not yet been completed, we expect to incur additional costs between $5 million and $7 million in future periods. These estimates are expected to be updated as management targets additional sections of our business.

Due to the unique circumstances around these charges, they have not been allocated to segment results and are excluded from non-GAAP results. Charges related to the employees, assets, leases and contracts impacted by these restructuring actions were excluded from the segments and corporate expenses as shown in the table below.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2021	2020	change	2021	2020	change
Reportable Segments:
North America	$0.4	(1.6)	fav	$0.1	(13.1)	fav
Latin America	(3.3)	0.8	unfav	(6.7)	(16.2)	(59)
Europe	(10.8)	(3.7)	unfav	(26.5)	(13.9)	91
Rest of World	(0.7)	(0.6)	17	(3.0)	(5.8)	(48)
Total reportable segments	(14.4)	(5.1)	unfav	(36.1)	(49.0)	(26)
Corporate items	0.4	—	fav	0.4	(0.7)	fav
Total	$(14.0)	(5.1)	unfav	$(35.7)	(49.7)	(28)

Acquisitions and dispositions Certain acquisition and disposition items that are not considered part of the ongoing activities of the business and are special in nature are consistently excluded from segment and non-GAAP results. These items are described below:

2021 Acquisitions and Dispositions
•Amortization expense for acquisition-related intangible assets was $35.3 million in the first nine months of 2021.
•We incurred $8.8 million in integration costs, primarily related to G4S, in the first nine months of 2021.
•Transaction costs related to business acquisitions were $5.4 million in the first nine months of 2021.
•Restructuring costs related to acquisitions were $5.1 million in the first nine months of 2021.
•Compensation expense related to the retention of key PAI employees was $1.2 million in the first nine months of 2021.

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

Argentina highly inflationary impact Beginning in the third quarter of 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, Argentine peso-denominated monetary assets and liabilities are now remeasured at each balance sheet date to the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In addition, nonmonetary assets retain a higher historical basis when the currency is devalued. The higher historical basis results in incremental expense being recognized when the nonmonetary assets are consumed. In the first nine months of 2021, we recognized $8.8 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $6.6 million. In the first nine months of 2020, we recognized $8.4 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $5.3 million. These amounts are excluded from segment and non-GAAP results.

Chile antitrust matter We recognized an estimated loss of $9.5 million in the third quarter of 2021 related to a potential fine. Due to the special nature of this matter, this charge has not been allocated to segment results and is excluded from non-GAAP results. See Note 14 for details.

Internal loss A former non-management employee in our U.S. global services operations embezzled funds from Brink's in prior years. Except for a small deductible amount, the amount of the internal loss related to the embezzlement of funds was covered by our insurance. In an effort to cover up the embezzlement, the former employee intentionally misstated the underlying accounts receivable subledger data. In the first nine months of 2020, we incurred $0.3 million in costs related to activities to reconstruct the accounts receivables subledger.

Based on the reconstructed subledger, we were able to analyze and quantify the uncollected receivables from prior periods. Although we plan to attempt to collect these receivables, we estimated an increase to bad debt expense of $9.6 million in the first nine months of 2020. In the first nine months of 2021, we recognized a decrease in bad debt expense of $3.5 million, primarily related to collection of these receivables. This estimate will continue to be adjusted in future periods, if needed, as assumptions related to the collectability of these accounts receivable change. We also recognized $1.1 million of legal charges in the first nine months of 2021 as we attempt to collect additional insurance recoveries related to these receivable losses.

At September 30, 2021, we have recorded a $8.2 million allowance on $8.2 million of accounts receivable, or 100%. We have defined accounts receivable impacted by the embezzlement as accounts receivable recorded as of and prior to the third quarter of 2019. Due to the unusual nature of this internal loss and the related errors in the subledger data, along with the fact that management has excluded these amounts when evaluating internal performance, we have excluded these net charges from segment and non-GAAP results.

Reporting compliance Certain compliance costs (primarily third party expenses) are excluded from segment and non-GAAP results. These costs relate to the implementation and January 1, 2019 adoption of the lease accounting standard (amounts were not significant in the first nine months of 2021 and were $0.4 million in the first nine months of 2020).

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

At September 30, 2021, Argentina's economy remains highly inflationary for accounting purposes. At September 30, 2021, we had net monetary assets denominated in Argentine pesos of $58.6 million (including cash of $49.1 million) and net nonmonetary assets of $143.2 million (including $99.8 million of goodwill). At September 30, 2021, we had minimal equity securities denominated in Argentine pesos.

During September 2019, the Argentine government announced currency controls on both companies and individuals. Under the exchange procedures implemented by the central bank, approval is required for many transactions, including dividend repatriation abroad.

During the third quarter of 2020, we elected to use other market mechanisms to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms generally settle at rates that are less favorable than the rates at which we remeasure the financial statements of Brink’s Argentina. As a result, in the three months ended September 30, 2020, we recognized $10.4 million of such conversion losses when we converted Argentine pesos into U.S. dollars at rates that were approximately 100% less favorable than the rates at which we remeasured the financial statements of Brink’s Argentina. These conversion losses are classified in the condensed consolidated statements of operations as other operating income (expense). We did not have any such conversion losses in the nine months ended September 30, 2021.

Although the Argentine government has implemented currency controls, Brink’s management continues to provide guidance and strategic oversight, including budgeting and forecasting for Brink’s Argentina. We continue to control our Argentina business for purposes of consolidation of our financial statements and continue to monitor the situation in Argentina.

Changes in exchange rates may also affect transactions that are denominated in currencies other than the functional currency. From time to time, we use short term foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies. At September 30, 2021, the notional value of our short term outstanding foreign currency forward and swap contracts was $544 million with average contract maturities of approximately one month. These short term foreign currency forward and swap contracts primarily offset exposures in the euro, the British pound and the Mexican peso. Additionally, these short term contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings. At September 30, 2021, the fair value of our short term foreign currency contracts was a net asset of approximately $2.8 million, of which $5.4 million was included in prepaid expenses and other and $2.6 million was included in accrued liabilities on the condensed consolidated balance sheet. At December 31, 2020, the fair value of these foreign currency contracts was a net asset of approximately $2.4 million, of which $3.5 million was included in prepaid expenses and other and $1.1 million was included in accrued liabilities on the condensed consolidated balance sheet.

Amounts under these contracts were recognized in other operating income (expense) and in interest and other nonoperating income and expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020

Derivative instrument gains (losses) included in other operating income (expense)	$6.3	(3.4)	$14.5	0.5

Derivative instrument losses included in other nonoperating income (expense)(a)	—	(0.5)	—	(8.6)

(a)Represents loss on foreign currency forward contracts related to 2020 acquisition of business operations from G4S.

We also have a long term cross currency swap contract to hedge exposure in Brazilian real, which is designated as a cash flow hedge for accounting purposes. Accordingly, changes in the fair value of the cash flow hedge are initially recorded in the gains (losses) on cash flow hedges component of accumulated other comprehensive income (loss). We immediately reclassify from accumulated other comprehensive income (loss) to earnings an amount to offset the remeasurement recognized in earnings associated with the respective intercompany loan. Additionally, we reclassify amounts from accumulated other comprehensive income (loss) to interest expense amounts that are associated with the interest rate differential between a U.S. dollar denominated intercompany loan and a Brazilian real denominated intercompany loan.

At September 30, 2021, the notional value of this long term contract was $81 million with a weighted-average maturity of approximately 1.4 years. At September 30, 2021, the fair value of the long term cross currency swap contract was a $26.4 million net asset, of which $5.1 million is included in prepaid expenses and other and $21.3 million is included in other assets on the condensed consolidated balance sheet. At December 31, 2020, the fair value of the long term cross currency swap contract was a $23.6 million net asset, of which a $3.2 million asset is included in prepaid and other assets and $20.4 million asset is included in other assets on the condensed consolidated balance sheet.

Amounts under this contract were recognized in other operating income (expense) to offset transaction gains or losses and in interest expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020

Derivative instrument gains included in other operating income (expense)	$5.7	0.8	$0.1	30.6

Offsetting transaction losses	(5.7)	(0.8)	(0.1)	(30.6)

Derivative instrument losses included in interest expense	(0.3)	(0.5)	(1.1)	(1.5)

Net derivative instrument gains (losses)	5.4	0.3	(1.0)	29.1

In the second quarter of 2021, we entered into ten cross currency swaps to hedge a portion of our net investments in certain of our subsidiaries with euro functional currencies. As net investment hedges for accounting purposes, we elected to use the spot method to assess effectiveness for these derivatives that are designated as net investment hedges. Accordingly, changes in fair value attributable to changes in the undiscounted spot rates are recorded in the foreign currency translation adjustments component of accumulated other comprehensive income (loss) and will remain there until the hedged net investments are sold or substantially liquidated. We have elected to exclude the spot-forward difference from the assessment of hedge effectiveness and are amortizing this amount separately on a straight-line basis over the term of these cross currency swaps.

At September 30, 2021, the notional value of these cross currency swap contracts was $400 million with a remaining weighted average maturity of 6.8 years. At September 30, 2021, the fair value of these currency swaps was a net asset of $18.2 million, of which $6.0 million was included in prepaid expenses and other and $12.2 million was included in other assets on the condensed consolidated balance sheet.

The effect of the amortization of the spot-forward difference on the net investment hedges cross currency swaps is included in interest expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020

Net derivative instrument gains included in interest expense	$(1.5)	—	(2.6)	—

See Note 1 to the condensed consolidated financial statements for a description of how we account for currency remeasurement for Argentine subsidiaries, beginning July 1, 2018 under the heading, "Argentina".

Other Operating Income (Expense)

Other operating income (expense) includes amounts included in segment results as well as income and expense not allocated to segments.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2021	2020	change	2021	2020	change
Foreign currency items:
Transaction gains (losses)	$(6.5)	(6.4)	2	$(19.8)	(17.3)	14
Derivative instrument gains (losses)	6.3	(3.4)	fav	14.5	0.5	fav
Gains (losses) on sale of property and other assets	—	0.6	(100)	(1.4)	0.4	unfav
Impairment losses	(5.0)	(3.4)	47	(7.5)	(8.3)	(10)
Share in earnings of equity affiliates	0.3	0.4	(25)	0.7	0.6	17
Royalty income	1.5	1.2	25	4.0	3.5	14
Other gains (losses)	1.6	1.2	33	4.3	2.2	95
Other operating income (expense)	$(1.8)	(9.8)	(82)	$(5.2)	(18.4)	(72)
Other operating income (expense) was a $1.8 million expense in the third quarter of 2021 versus a $9.8 million expense in the prior year period. The change from the prior year period was primarily due to lower net losses from foreign currency items in the current period.

Other operating income (expense) was a $5.2 million expense in the first nine months of 2021 versus an $18.4 million expense in the prior year period. The change from the prior year period was primarily due to lower net losses from foreign currency items in the current period.

Nonoperating Income and Expense

Interest expense

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2021	2020	change	2021	2020	change
Interest expense	$27.6	27.1	2	$83.0	70.3	18

Interest expense was higher in the third quarter of 2021 compared to the prior year period primarily due to an increase in interest rates.

Interest expense was higher in the first nine months of 2021 compared to the prior year period primarily due to higher borrowing levels due to business acquisitions.

Interest and other nonoperating income (expense)

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2021	2020	change	2021	2020	change
Interest income	$3.3	2.3	43	$8.0	5.0	60
Gain (loss) on equity securities	2.1	(1.1)	fav	16.3	2.3	fav
Foreign currency transaction gains (losses)	0.6	—	fav	0.5	(0.1)	fav
Derivative instrument losses(a)	—	(0.5)	fav	—	(8.6)	fav
Retirement benefit cost other than service cost	(9.3)	(10.3)	(10)	(27.6)	(28.6)	(3)
G4S indemnification asset adjustment(b)	2.2	—	fav	2.7	—	fav
Acquisition-related gains (losses) (c)	0.4	—	fav	0.4	—	fav
Penalties and interest on non-income taxes(d)	—	—	—	(1.7)	—	unfav
Non-income taxes on intercompany billings(e)	(2.0)	(1.9)	5	(3.3)	(3.5)	(6)
Gain on disposition of subsidiary(f)	—	—	—	—	4.7	unfav
Interest on non-income tax credits (g)	1.2	—	fav	1.2	—	fav
Earn-out liability adjustment (h)	—	—	—	1.3	—	fav
Other	0.8	(1.3)	fav	0.6	(2.6)	fav
Interest and other nonoperating income (expense)	$(0.7)	(12.8)	(95)	$(1.6)	(31.4)	(95)

(a)Represents loss on foreign currency forward contracts related to acquisition of business operations from G4S.
(b)Adjustment to indemnification asset related to business operations acquired from G4S. This adjustment was recognized outside of the measurement period for the related business operations acquired from G4S.
(c)This amount includes a gain on settlement with G4S related to business operations acquired. The gain was partially offset by losses associated with the write off of indemnification assets related to income tax contingency reversals from businesses acquired in Brazil. These adjustments were recognized outside of the measurement periods for the related business operations acquired.
(d)Represents penalties and interest on non-income taxes that have not yet been paid.
(e)Certain of our Latin American subsidiaries incur non-income taxes related to the billing of intercompany charges. These intercompany charges do not impact the Latin America segment results and are eliminated in our consolidation.
(f)Gain on the sale of our former French security services subsidiary in the first quarter of 2020.
(g)Represents interest on non-income tax credits related to our business operations in Brazil. In the third quarter of 2021, our Brazil operations received a favorable court decision related to non-income taxes paid in prior years and will be able to recover the overpayments, plus interest, by reducing payments on future tax obligations.
(h)Adjustment to the liability for contingent consideration pertaining to the 2019 Balance Innovations business acquisition.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Continuing operations
Provision for income taxes (in millions)	$22.9	58.9	$59.2	3.5
Effective tax rate	49.9%	161.4%	47.5%	(3,500.0%)

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

Noncontrolling Interests

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2021	2020	change	2021	2020	change
Net income attributable to noncontrolling interests	$4.0	1.4	unfav	$9.7	4.7	unfav

The change in net income attributable to noncontrolling interests in the three months and nine months ended September 30, 2021 from prior periods is primarily attributable to the G4S acquisitions that closed in the third quarter of 2020 and February 2021.

Non-GAAP Results Reconciled to GAAP

Non-GAAP results described in this filing are financial measures that are not required by or presented in accordance with GAAP. The purpose of the non-GAAP results is to report financial information from the primary operations of our business by excluding the effects of certain income and expenses that do not reflect the ordinary earnings of our operations. The specific items excluded have not been allocated to segments, are described in detail on pages 44–46, and are reconciled to comparable GAAP measures below.

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

Non-GAAP results should not be considered as an alternative to revenue, income or earnings per share amounts determined in accordance with GAAP and should be read in conjunction with their GAAP counterparts. Non-GAAP financial measures may not be comparable to non-GAAP financial measures presented by other companies.

	YTD '21			YTD '20
(In millions, except for percentages)	Pre-tax income	Income taxes	Effective tax rate	Pre-tax income	Income taxes	Effective tax rate
Effective Income Tax Rate(a)
GAAP	$124.6	59.2	47.5%	$(0.1)	3.5	(3,500.0)%
Retirement plans(d)	20.3	4.9		24.5	5.8
Reorganization and Restructuring(b)	35.7	9.2		50.2	11.6
Acquisitions and dispositions(b)	52.6	3.4		71.6	9.7
Argentina highly inflationary impact(b)	8.8	(0.9)		8.4	(0.7)
Chile antitrust matter(b)	9.5	—		—	—
Internal loss(b)	(2.4)	(0.8)		9.9	2.3
Reporting compliance(b)	—	—		0.4	—
Income tax rate adjustment(c)	—	7.7		—	20.3
Non-GAAP	$249.1	82.7	33.2%	$164.9	52.5	31.8%

Amounts may not add due to rounding.

(a)From continuing operations.
(b)See “Other Items Not Allocated To Segments” on pages 44–46 for details. We do not consider these items to be reflective of our operating performance as they result from events and circumstances that are not a part of our core business.
(c)Non-GAAP income from continuing operations and non-GAAP EPS have been adjusted to reflect an effective income tax rate in each interim period equal to the full-year non-GAAP effective income tax rate. The full-year non-GAAP effective tax rate is estimated at 33.2% for 2021 and was 31.8% for 2020.
(d)Our U.S. retirement plans are frozen and costs related to these plans are excluded from non-GAAP results. Certain non-U.S. operations also have retirement plans. Settlement charges and curtailment gains related to these non-U.S. plans are also excluded from non-GAAP results.

Non-GAAP Results Reconciled to GAAP

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for percentages and per share amounts)	2021	2020	2021	2020
Revenues:
GAAP	$1,075.5	970.5	$3,102.0	2,669.3
Non-GAAP	$1,075.5	970.5	$3,102.0	2,669.3

Operating profit:
GAAP	$74.2	76.4	$209.2	101.6
Reorganization and Restructuring(b)	14.0	5.1	35.7	49.7
Acquisitions and dispositions(b)	16.6	16.2	55.8	66.2
Argentina highly inflationary impact(b)	2.3	3.2	8.8	8.4
Chile antitrust matter(b)	9.5	—	9.5	—
Internal loss(b)	(0.7)	(0.9)	(2.4)	9.9
Reporting compliance(b)	—	(0.1)	—	0.4
Non-GAAP	$115.9	99.9	$316.6	236.2

Operating margin:
GAAP margin	6.9%	7.9%	6.7%	3.8%
Non-GAAP margin	10.8%	10.3%	10.2%	8.8%

Interest expense:
GAAP	$(27.6)	(27.1)	$(83.0)	(70.3)
Acquisitions and dispositions(b)	0.3	0.5	1.1	1.5
Non-GAAP	$(27.3)	(26.6)	$(81.9)	(68.8)

Interest and other nonoperating income (expense):
GAAP	$(0.7)	(12.8)	$(1.6)	(31.4)
Retirement plans(d)	7.2	8.7	20.3	24.5
Reorganization and Restructuring(b)	—	0.5	—	0.5
Acquisitions and dispositions(b)	(3.3)	0.4	(4.3)	3.9
Non-GAAP	$3.2	(3.2)	$14.4	(2.5)

Provision (benefit) for income taxes:
GAAP	$22.9	58.9	$59.2	3.5
Retirement plans(d)	1.2	2.1	4.9	5.8
Reorganization and Restructuring(b)	3.9	1.3	9.2	11.6
Acquisitions and dispositions(b)	1.2	4.0	3.4	9.7
Argentina highly inflationary impact(b)	(0.3)	(0.2)	(0.9)	(0.7)
Internal loss(b)	(0.1)	(0.2)	(0.8)	2.3
Income tax rate adjustment(c)	1.7	(43.6)	7.7	20.3
Non-GAAP	$30.5	22.3	$82.7	52.5

Net income (loss) attributable to noncontrolling interests:
GAAP	$4.0	1.4	$9.7	4.7
Reorganization and Restructuring(b)	—	0.2	0.5	0.3
Acquisitions and dispositions(b)	0.2	0.2	0.6	0.3
Income tax rate adjustment(c)	(0.3)	1.0	(0.6)	(1.0)
Non-GAAP	$3.9	2.8	$10.2	4.3

Amounts may not add due to rounding.

See page 52 for footnote explanations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for percentages and per share amounts)	2021	2020	2021	2020
Income (loss) from continuing operations attributable to Brink's:
GAAP	$19.0	(23.8)	$55.7	(8.3)
Retirement plans(d)	6.0	6.6	15.4	18.7
Reorganization and Restructuring(b)	10.1	4.1	26.0	38.3
Acquisitions and dispositions(b)	12.2	12.9	48.6	61.6
Argentina highly inflationary impact(b)	2.6	3.4	9.7	9.1
Chile antitrust matter(b)	9.5	—	9.5	—
Internal loss(b)	(0.6)	(0.7)	(1.6)	7.6
Reporting compliance(b)	—	(0.1)	—	0.4
Income tax rate adjustment(c)	(1.4)	42.6	(7.1)	(19.3)
Non-GAAP	$57.4	45.0	$156.2	108.1

Diluted EPS:
GAAP	$0.38	(0.47)	$1.11	(0.17)
Retirement plans(d)	0.12	0.13	0.31	0.37
Reorganization and Restructuring(b)	0.20	0.08	0.52	0.75
Acquisitions and dispositions(b)	0.24	0.26	0.96	1.21
Argentina highly inflationary impact(b)	0.05	0.07	0.19	0.18
Chile antitrust matter(b)	0.19	—	0.19	—
Internal loss(b)	(0.01)	(0.01)	(0.03)	0.15
Reporting compliance(b)	—	—	—	0.01
Income tax rate adjustment(c)	(0.03)	0.84	(0.14)	(0.38)
Non-GAAP	$1.14	0.89	$3.10	2.12

Amounts may not add due to rounding.

See page 52 for footnote explanations.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows from operating activities increased by $186.2 million in the first nine months of 2021 as compared to the first nine months of 2020. Cash used for investing activities decreased by $123.2 million in the first nine months of 2021 compared to the first nine months of 2020. We financed our liquidity needs in the first nine months of 2021 with existing cash and cash flows from long-term debt.

Operating Activities

	Nine Months Ended September 30,		$
(In millions)	2021	2020	change
Cash flows from operating activities
Operating activities - GAAP	$273.6	87.4	186.2
(Increase) decrease in restricted cash held for customers	(12.7)	(37.3)	24.6
(Increase) decrease in certain customer obligations(a)	(10.0)	0.7	(10.7)
G4S intercompany payments	2.6	71.5	(68.9)
Operating activities - non-GAAP	$253.5	122.3	131.2

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

GAAP
Cash flows from operating activities increased by $186.2 million in the first nine months of 2021 compared to the same period in 2020. The increase was attributed to higher operating profit, working capital changes, lower amounts paid for G4S intercompany payments, and changes in customer obligations related to certain of our secure cash management services operations (certain customer obligations increased by $10.0 million in 2021 compared to a decrease of $0.7 million in 2020), offset by restricted cash held for customers (restricted cash held for customers increased by $12.7 million in 2021 compared to an increase of $37.3 million in 2020) and higher amounts paid for interest (we had $78.7 million in cash payments for interest in 2021 as compared to $54.1 million in 2020).

Non-GAAP
Non-GAAP cash flows from operating activities increased by $131.2 million in the first nine months of 2021 as compared to the same period in 2020. The increase was attributed to higher operating profit and working capital changes, partially offset by higher amounts paid for interest.

Investing Activities

	Nine Months Ended September 30,		$
(In millions)	2021	2020	change
Cash flows from investing activities
Capital expenditures	$(113.7)	(79.1)	(34.6)
Acquisitions, net of cash acquired	(313.6)	(427.1)	113.5
Dispositions, net of cash disposed	—	(3.1)	3.1
Marketable securities:
Purchases	(2.7)	(1.5)	(1.2)
Sales	34.8	1.7	33.1
Proceeds from sale of property and equipment	5.7	2.3	3.4
Acquisition of customer contracts	(0.8)	(6.7)	5.9
Investing activities	$(390.3)	(513.5)	123.2

Cash used by investing activities decreased by $123.2 million in the first nine months of 2021 versus the first nine months of 2020. The decrease was primarily due to decreased payments related to the G4S acquisition in 2021 compared to 2020, offset by an increase in payments related to the PAI acquisition.

Capital expenditures and depreciation and amortization were as follows:

	Nine Months Ended September 30,		$	Full Year
(In millions)	2021	2020	change	2020
Property and equipment acquired during the period
Capital expenditures:(a)
North America	$27.5	19.7	7.8	27.4
Latin America	27.3	23.7	3.6	35.1
Europe	36.7	20.2	16.5	33.4
Rest of World	18.1	11.2	6.9	16.6
Corporate	4.1	4.3	(0.2)	6.0
Capital expenditures - GAAP and non-GAAP	$113.7	79.1	34.6	118.5

Financing leases:(b)
North America	$34.9	20.7	14.2	24.1
Latin America	5.7	3.0	2.7	3.9
Europe	17.0	0.6	16.4	3.3
Rest of World	0.1	—	0.1	0.1
Financing leases - GAAP and non-GAAP	$57.7	24.3	33.4	31.4

Total:
North America	$62.4	40.4	22.0	51.5
Latin America	33.0	26.7	6.3	39.0
Europe	53.7	20.8	32.9	36.7
Rest of World	18.2	11.2	7.0	16.7
Corporate	4.1	4.3	(0.2)	6.0
Total property and equipment acquired	$171.4	103.4	68.0	149.9

Depreciation and amortization(a)
North America	$51.0	47.2	3.8	62.3
Latin America	34.2	32.1	2.1	44.0
Europe	30.7	23.4	7.3	32.2
Rest of World	17.5	13.6	3.9	20.0
Corporate	7.2	6.9	0.3	9.1
Depreciation and amortization - non-GAAP	$140.6	123.2	17.4	167.6
Argentina highly inflationary impact	1.6	2.2	(0.6)	1.8
Reorganization and Restructuring	0.5	0.9	(0.4)	1.3
Acquisitions and dispositions	0.1	0.7	(0.6)	1.0
Amortization of intangible assets	35.3	25.2	10.1	35.1
Depreciation and amortization - GAAP	$178.1	152.2	25.9	206.8

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

Our reinvestment ratio, which we define as the annual amount of property and equipment acquired during the period divided by the annual amount of depreciation, was 1.2 for the 12 months ending September 30, 2021 compared to 1.0 for the 12 months ending September 30, 2020.

Capital expenditures in the first nine months of 2021 were primarily for information technology, cash devices, armored vehicles and machinery and equipment.

Financing Activities

	Nine Months Ended September 30,		$
(In millions)	2021	2020	change
Cash flows from financing activities
Borrowings and repayments:
Short-term borrowings	$(5.9)	(3.3)	(2.6)
Cash supply chain customer debt	—	(10.5)	10.5
Long-term revolving credit facilities, net	405.8	(51.3)	457.1
Other long-term debt, net	(84.4)	924.4	(1,008.8)
Borrowings (repayments)	315.5	859.3	(543.8)

Debt financing costs	(0.4)	(13.1)	12.7
Repurchase shares of Brink's common stock	(50.0)	(50.0)	—
Dividends to:
Shareholders of Brink’s	(27.3)	(22.7)	(4.6)
Noncontrolling interests in subsidiaries	(5.0)	(8.9)	3.9
Acquisition-related financing activities:
Settlement of acquisition related contingencies	6.3	—	6.3
Payment of acquisition-related obligation	(3.9)	(6.8)	2.9
Proceeds from exercise of stock options	2.3	—	2.3
Tax withholdings associated with share-based compensation	(5.5)	(10.3)	4.8
Other	2.6	1.7	0.9
Financing activities	$234.6	749.2	(514.6)

Debt borrowings and repayments
Cash flows from financing activities decreased by $514.6 million in the first nine months of 2021 compared to the first nine months of 2020 as net borrowings decreased compared to the prior nine month period.

Dividends
We paid dividends to Brink’s shareholders of $0.55 per share or $27.3 million in the first nine months of 2021 compared to $0.45 per share or $22.7 million in the first nine months of 2020. Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, cash flow and business requirements, as determined by the Board of Directors.

Reconciliation of Net Debt to U.S. GAAP Measures

	September 30,	December 31,
(In millions)	2021	2020
Debt:
Short-term borrowings	$8.1	14.2
Long-term debt	2,837.5	2,471.5
Total Debt	2,845.6	2,485.7

Less:
Cash and cash equivalents	700.8	620.9
Amounts held by Cash Management Services operations(a)	(28.9)	(19.1)
Cash and cash equivalents available for general corporate purposes	671.9	601.8

Net Debt(b)	$2,173.7	1,883.9
(a)Title to cash received and processed in certain of our secure Cash Management Services operations transfers to us for a short period of time. The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources and in our computation of Net Debt.
(b)Included within Net Debt is net cash from our Argentina operations of $50 million at September 30, 2021 and $25 million at December 31, 2020 (see Note 1 to the condensed consolidated financial statements for a discussion of currency controls in Argentina).

Net Debt is a supplemental non-GAAP financial measure that is not required by, or presented in accordance with GAAP. We use Net Debt as a measure of our financial leverage. We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage. Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our consolidated balance sheets. Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP, as of September 30, 2021, and December 31, 2020.

Net Debt increased by $290 million primarily to fund business acquisitions and other working capital needs.

Liquidity Needs
Our liquidity needs include not only the working capital requirements of our operations but also investments in our operations, business development activities, payments on outstanding debt, dividend payments and share repurchases.

Our liquidity needs are typically financed by cash from operations, short-term debt and the available borrowing capacity under our Revolving Credit Facility (our debt facilities are described in more detail in Note 9 to the condensed consolidated financial statements, including certain limitations and considerations related to the cash and borrowing capacity). As of September 30, 2021, $618 million was available under the Revolving Credit Facility. Based on our current cash on hand, cash generated from operations, and amounts available under our credit facilities, we believe that we will be able to meet our liquidity needs for the next 12 months.

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

In August 2021, we entered into an accelerated share repurchase arrangement ("ASR") with a financial institution. In exchange for a $50 million up-front payment at the beginning of the purchase period, the financial institution delivered to us 524,315 shares of our common stock for an average repurchase price of $95.36 per share. The shares received were retired in the period they were delivered to us, and the up-front payment was accounted for as a reduction to shareholder's equity in the condensed consolidated balance sheet. For purposes of calculating earnings per share, we reported the ASR as a repurchase of our common stock in August 2021 and as a forward contract indexed to our common stock. The ASR met all of the applicable criteria for equity classification, and, as a result, was not accounted for as a derivative instrument. In September 2021, the ASR purchase period was subsequently terminated early and we received and retired an additional 131,384 shares under the ASR, resulting in an overall repurchase price of $76.25 per share.

At September 30, 2021, $150 million remained available under the $250 million repurchase program.

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
•Addition of new participants (historically immaterial due to freezing of pension benefits and exit from coal business)
•Mortality rates
•Change in laws

Funded Status of U.S. Retirement Plans
	Actual	Actual	Projected
(In millions)	2020	Nine Months 2021	4th Quarter 2021	2022	2023	2024	2025

Primary U.S. pension plan
Beginning funded status	$(118.3)	(151.1)	(131.3)	(126.1)	(103.9)	(81.6)	(57.3)
Net periodic pension credit(a)	19.8	19.8	6.7	27.8	28.3	30.2	31.2
Payment from Brink’s	—	—	—	—	—	—	—
Benefit plan experience gain (loss)	(52.6)	—	(1.5)	(5.6)	(6.0)	(5.9)	(4.3)
Ending funded status	$(151.1)	(131.3)	(126.1)	(103.9)	(81.6)	(57.3)	(30.4)

UMWA plans
Beginning funded status	$(246.7)	(272.1)	(268.6)	(269.5)	(267.9)	(267.4)	(267.9)
Net periodic postretirement cost(a)	0.3	1.9	0.7	1.6	0.5	(0.5)	(1.7)
Benefit plan experience gain (loss)	(27.4)	—	—	—	—	—	—
Other	1.7	1.6	(1.6)	—	—	—	—
Ending funded status	$(272.1)	(268.6)	(269.5)	(267.9)	(267.4)	(267.9)	(269.6)

Black lung plans
Beginning funded status	$(99.2)	(105.0)	(101.4)	(97.3)	(90.0)	(83.1)	(76.7)
Net periodic postretirement cost(a)	(3.1)	(1.7)	(0.6)	(2.1)	(1.8)	(1.7)	(1.6)
Payment from Brink’s	7.3	5.3	4.7	9.4	8.7	8.1	7.5
Benefit plan experience gain (loss)	(10.0)	—	—	—	—	—	—
Ending funded status	$(105.0)	(101.4)	(97.3)	(90.0)	(83.1)	(76.7)	(70.8)

(a)Excludes amounts reclassified from accumulated other comprehensive income (loss).

Primary U.S. Pension Plan
Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement. We did not make cash contributions to the primary U.S. pension plan in 2020 or the first nine months of 2021. There are approximately 11,000 beneficiaries in the plan.

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

Summary of Expenses Related to All U.S. Retirement Liabilities through 2025

This table summarizes actual and projected expense related to U.S. retirement liabilities.

	Actual	Actual	Projected
(In millions)	2020	Nine Months 2021	4th Quarter 2021	FY2021	2022	2023	2024	2025
Primary U.S. pension plan	$8.7	5.6	1.8	7.4	1.2	(2.0)	(8.6)	(12.2)
UMWA plans	11.5	7.9	2.4	10.3	12.1	12.1	12.1	12.3
Black lung plans	11.1	8.1	2.8	10.9	9.6	9.0	8.3	7.7
Total	$31.3	21.6	7.0	28.6	22.9	19.1	11.8	7.8

Summary of Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants through 2025

This table summarizes actual and projected payments:
•from Brink’s to U.S. retirement plans, and
•from the plans to participants.

	Actual	Actual	Projected
(In millions)	2020	Nine Months 2021	4th Quarter 2021	FY2021	2022	2023	2024	2025
Payments from Brink’s to U.S. Plans
Primary U.S. pension plan	$—	—	—	—	—	—	—	—
Black lung plans	7.3	5.3	4.7	10.0	9.4	8.7	8.1	7.5
Total	$7.3	5.3	4.7	10.0	9.4	8.7	8.1	7.5

Payments from U.S. Plans to participants
Primary U.S. pension plan	$43.3	35.0	12.1	47.1	47.2	47.2	47.2	47.1
UMWA plans	25.7	17.2	12.5	29.7	29.1	28.8	28.1	27.5
Black lung plans	7.3	5.3	4.7	10.0	9.4	8.7	8.1	7.5
Total	$76.3	57.5	29.3	86.8	85.7	84.7	83.4	82.1

Contingent Matters
See Note 14 to the condensed consolidated financial statements for information about contingent matters at September 30, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We serve customers in more than 100 countries, including 53 countries where we operate subsidiaries. These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program. Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the nine months ended September 30, 2021.

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
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information
This document contains both historical and forward-looking information. Words such as “anticipates,” “assumes,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “potential,” “believes,” “could,” “may,” “should” and similar expressions may identify forward looking information. Forward-looking information in this document includes, but is not limited to, statements concerning: the impact of the ongoing COVID-19 pandemic on our business, employees, customers, operating results and financial position; difficulty in repatriating cash; continued strengthening of the U.S. dollar; anticipated costs of our reorganization and restructuring activities; our ability to consummate acquisitions and integrate their operations successfully; collection of receivables related to the internal loss in the U.S. global services operations; support for our Venezuela business; changes in allowance calculation methods; the impact of cross currency swaps; our effective tax rate; the ability to meet liquidity needs; expenses and payouts for the U.S. retirement plans and the funded status of the primary pension plan and the impact of the ARPA on our primary U.S. pension plan’s estimated future funding requirements; expected liability for and future contributions to the UMWA plans; liability for black lung obligations; the effect of pending legal matters including the Chile antitrust matter; the impacts of the operating environment in Argentina; and expected future payments under contractual obligations. Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which are difficult to quantify and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

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
•risks associated with operating in foreign countries, including changing political, labor and economic conditions, regulatory issues (including the imposition of international sanctions, including by the U.S. government), currency restrictions and devaluations, restrictions on and cost of repatriating earnings and capital, impact on our financial results as a result of jurisdictions' higher-than-expected inflation and those determined to be highly inflationary, and restrictive government actions, including nationalization;
•labor issues, including labor shortages, negotiations with organized labor and work stoppages;
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about common stock repurchases by the Company during the quarter ended September 30, 2021:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1 through
July 31, 2021	—	$—	—	$200,000,000

August 1 through
August 31, 2021(2)	524,315	95.36	524,315	150,000,000

September 1 through
September 30, 2021(2)	131,384	(2)	131,384	150,000,000

(1)On February 6, 2020, the Company’s Board of Directors authorized the Company to repurchase up to $250,000,000 of common stock from time to time as market conditions warrant and as covenants under existing agreements permit. The program does not require the Company to acquire any specific numbers of shares and may be modified or discontinued at any time. At September 30, 2021, $150,000,000 remained available under the program which will expire on December 31, 2021. See Notes 12 and 16 for additional information.
(2)In August 2021, the Company entered into an accelerated share repurchase arrangement ("ASR") to purchase $50 million of the Company's common stock. In September 2021, the purchase period for this ASR was subsequently terminated early and an additional 131,384 shares were delivered and retired. In total, 655,699 shares were delivered and retired under this ASR at an average repurchase price of $76.25.

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

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2021, furnished in Inline eXtensible Business Reporting Language (iXBRL)). The instance document does not appear in the interactive data file because its iXBRL tags are embedded within the iXBRL document.

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets at September 30, 2021, and December 31, 2020, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020, (iv) the Condensed Consolidated Statements of Equity for the nine months ended September 30, 2021 and 2020, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 and (vi) the Notes to the Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

October 29, 2021	By: /s/ Ronald J. Domanico
Ronald J. Domanico
(Executive Vice President and
Chief Financial Officer)
(principal financial officer)