Form 10-K
period 2021-12-31
BRINKS CO
filed 2022-02-28
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Yes ☐                      No ☒
As of February 22, 2022, there were issued and outstanding 47,548,318 shares of common stock.  The aggregate market value of shares of common stock held by non-affiliates as of June 30, 2021, was $3,764,251,905 based on the closing sale price as reported on the New York Stock Exchange.
Documents incorporated by reference:  Part III of this Form 10-K incorporates by reference portions of the Registrant’s definitive 2022 Proxy Statement expected to be filed pursuant to Regulation 14A within 120 days from December 31, 2021.

THE BRINK’S COMPANY
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

PART I
ITEM 1.  BUSINESS

Overview
The Brink’s Company is the global leader in total cash management, route-based logistics and payment solutions including cash-in-transit, ATM services, cash management services, including vault outsourcing, money processing, and intelligent safe services, and international transportation of valuables. Our customers include financial institutions, retailers, government agencies (including central banks), mints, jewelers and other commercial operations around the world.  Our global network serves customers in more than 100 countries. We have controlling ownership interests in companies in 53 countries and agency relationships with companies in additional countries.  We employ approximately 74,500 people and our operations include approximately 1,300 facilities and 16,300 vehicles.

We manage our business in the following four segments:
•North America – operations in the U.S. and Canada, including the Brink’s Global Services ("BGS") line of business,
•Latin America – operations in Latin American countries where we have an ownership interest, including the BGS line of business,
•Europe – total operations in European countries that primarily provide services outside of the BGS line of business, and
•Rest of World – operations in the Middle East, Africa and Asia. This segment also includes total operations in European countries that primarily provide BGS services and BGS activity in Latin American countries where we do not have an ownership interest.

Brink’s was founded in 1859 and The Brink’s Company was first incorporated in 1930 under the laws of the State of Delaware (at that time, the Company was named The Pittston Company).  It succeeded to the business of a Virginia corporation in 1986 and was renamed The Brink’s Company in 2003.  Our headquarters are located in Richmond, Virginia.  The Brink’s Company, along with its subsidiaries, is referred to as “we,” “our,”, “us,” “Brink’s,” or “the Company” throughout this Annual Report on Form 10-K for the period ended December 31, 2021 ("this Form 10-K").

Strategy

We have three long-term strategic objectives: Accelerate Profitable Growth, Deliver Operational Excellence, and Introduce Digital Solutions. We recently modified these long-term strategic objectives to reflect the evolution of our business.

We will Accelerate Profitable Growth by continuing to drive organic revenue growth, expanding high-value services, growing account share with existing and new customers, pursuing accretive acquisitions, and enhancing customer experience.

We will Deliver Operational Excellence by exceeding customer expectations, leading our industry in safety and security, and continuing to improve productivity in fleet, money processing and sales with the Lean Management Methodology and new approach to managing strategy deployment. Operational Excellence applies to every part of our business.

We will Introduce Digital Solutions by strengthening and leveraging our IT capabilities and operating systems to offer new digital solutions that are attractive and valuable to a much larger number of retailers. These solutions are more flexible and cost effective compared to traditional CIT services.

To execute our objectives, we manage the business with multi-year plans. Our current strategic plan covers 2022 – 2024 and is designed to build on our strong performance through 2019, which focused on the fundamentals to drive success. Our plan outlines how we will accelerate revenue growth and margin improvement, and position Brink’s to win across the evolving payments ecosystem, by continuing to deploy two strategies that we refer to as “Strategy 1.0” and “Strategy 2.0.”

Strategy 1.0 is about a focus on organic growth and operational excellence across our business, including our core cash logistics business. Important aspects continue to include cost discipline and driving key initiatives wider and deeper into the organization. This provides a strong foundation for future growth and an excellent platform for introducing our digital solutions.

Strategy 2.0 has two primary components: digital solutions and ATM managed services. They both capitalize on technology.
•Our digital solution for cash payments, also known as Brink’s Complete, enables large and small retail customers to process cash payments in a way that is as easy as card and mobile payments. It positions Brink’s as a provider of payment solutions – an important evolution of our strategy.
•Our ATM managed services include cash logistics, device management, transaction processing, and cash forecasting and analytics. We operate ATMs for retailers and independent ATM deployers and help financial institutions manage their ATM networks so they can focus on their core customer offerings.

Our strategy is supported by:
•Our proven ability to drive growth and profitability,
•Cash usage and demand for our high-value logistics services remains strong throughout the world,
•We are well-positioned to capitalize on the changing payments landscape, and
•We have a winning culture and great people, our most valuable assets.

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

Core Services (50% of total revenues in 2021)
Cash-in-transit ("CIT") and basic ATM services are core services we provide to customers throughout the world. We charge customers per service performed or based on the value of goods transported.  Revenues are affected by the level of economic activity in various markets as well as the volume of business for specific customers.  Core services generated approximately $2.1 billion of revenues in 2021 ($1.9 billion in 2020 and $2.0 billion in 2019).

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

Basic ATM services – We manage approximately 131,500 ATMs worldwide. We provide customers who own and operate ATMs a variety of service options.  Basic ATM management services include cash replenishment, treasury management and first and second line maintenance.

High-Value Services (45% of total revenues in 2021)
Our Core Services, combined with our brand and global infrastructure, provide a broad platform from which we offer additional high-value services, which generated approximately $1.9 billion of revenues in 2021 ($1.6 billion in 2020 and $1.6 billion in 2019).

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

Cash management services - We offer a variety of cash management services, depending on customers’ unique needs. These include:
•money processing (e.g., counting, sorting, wrapping, checking condition of bills, etc.) and other cash management services
•digital cash payment services that provide advance credit for cash deposited in Brink's-provided tech-enabled safe and other services related to deploying and servicing “intelligent” safes and safe control devices, including our patented CompuSafe®  service
•check imaging services

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

Brink’s now offers a digital cash management solution in a number of countries, which enables business customers to access their cash without visiting a bank. Brink’s provides this solution through its Brink’s Complete service offering and its BLUbeemTM by Brink’s brand. In the U.S., these solutions are offered through Brink’s Capital LLC. Customers register their cash using a mobile application, and deposit that cash into a discreet and secure in-store Brink’s device. Brink’s digitally confirms the deposit and provides the customer with advance credit to the customer’s bank account for deposit by the next day, picking up the cash at a later time that is convenient for both parties. Through partnerships with digital payment providers, the BLUbeem digital cash management solution will be offered alongside these payment providers’ offerings, providing an integrated solution for cash, card and digital payment methods.

Brink’s CompuSafe® service –We manage approximately 47,400 installed Compusafe devices worldwide. Brink’s CompuSafe service provides an integrated, closed-loop system for minimizing theft and managing cash.  We market CompuSafe services to a variety of cash-intensive customers including convenience stores, gas stations, restaurants, retail chains and entertainment venues.  In a majority of instances, once the specialized safe is installed, the customer’s employees deposit currency into the safe’s cassettes, which can only be removed by Brink’s personnel or in some instances, securely by customer employees.  Upon removal, the cassettes are securely transported to a vault for processing where contents are verified and transferred for deposit.  Our CompuSafe service features currency-recognition and counterfeit-detection technology, multi-language touch screens and in some instances, an electronic interface between the point-of-sale, back-office systems and external banks.  Our electronic reporting interface with external banks enables customers to receive same-day credit on their cash balances, even if the cash remains on the customer’s premises.

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

ATM managed services – We provide comprehensive services for ATM management including cash replenishment, replenishment forecasting, cash optimization, ATM remote monitoring, service call dispatching, transaction processing, installation services, and first and second line maintenance. These services are primarily offered in the U.S. and Europe. For certain customers, we take ownership of ATM devices as part of our managed services offering.

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

Other Security Services (5% of total revenues in 2021)
Guarding – We protect airports, offices, warehouses, stores, and public venues with or without electronic surveillance, access control, fire prevention and trained patrolling personnel. Other security services generated approximately $0.2 billion of revenues in 2021 ($0.2 billion in 2020 and $0.1 billion in 2019).

We offer security and guarding services in Europe, Rest of World and Latin America. A portion of this business involves long-term contracts related primarily to security services at airports and embassies.  Generally, guarding contracts are for a one-year period, and the majority of contracts are extended.

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

Service Mark and Patents
BRINKS is a registered service mark in the U.S. and certain foreign countries.  Brink's name and marks are of material significance to our business.  We own patents for safes and related devices and services, iDeposit and Daily Credit processes, including our integrated CompuSafe® service, which expire between 2022 and 2039.  These patents provide us with important advantages. However, we are not dependent on the existence of these patents.

We have licensed the Brink’s name to a limited number of companies, including a company that provides residential smart home and home security services and a distributor of security products (padlocks, door hardware, etc.) to customers through major retail chains.

Government Regulation
Aspects of our business are, and anticipated products and services may be, subject to regulation by various federal, state and foreign governmental agencies. Various federal, state and local agencies in the U.S. and other countries in which we operate regulate certain current aspects of our business, including commercial lending, safety of operations, equipment and financial responsibility. Movement of valuable shipments are generally subject to import/export regulations. We are also subject to certain firearm regulations in connection with our armored logistics operations. We must comply with licensing, permits and registration requirements imposed by various federal, state and local governmental agencies in the U.S. and other countries in which we operate. Our permits and licensing requirements vary by jurisdictions based on the scope of business conducted and applicable laws and regulations. In addition, Brink’s Capital LLC has federally registered as a Money Services Business in anticipation of offering money transmission and payment services to customers.

Human Capital Management

Culture and Values
At Brink’s, the following values underpin our company culture: Safety, Integrity, Engagement, Continuous Improvement, Customer Focus and Diversity and Inclusion. Our values guide the way we work and are the cornerstone of our winning culture. They ensure that we work safely to protect ourselves and others, consider the customer first in all we do, display the highest standards of ethics, engage and empower employees, continually find new ways to improve the way we work, and foster a diverse and inclusive workplace.

Workforce Demographics
We have a culturally and geographically diverse workforce that serves customers in more than 100 countries. Based upon business demand, we have a need for a flexible workforce. In certain geographic regions, statutory employee protections may limit our ability to increase or decrease our workforce without significant expense.

At December 31, 2021, our company had approximately 72,200 full-time and 2,300 part-time employees. Approximately 86% or 64,000 of our employees are outside the United States. Of our approximately 10,500 employees in the United States, approximately 400 were classified as part-time employees. Certain employees in the United States provide corporate services for the various regions in which we operate.

The persistence of the COVID-19 pandemic has impacted the stability of our workforce. In the U.S., we have experienced labor shortages and inflationary wage pressures affecting near-term performance. Our inability to offer competitive compensation and benefits may impact our ability to attract and retain employees in certain markets. During 2021, we continued to take steps to develop a talent pool deep enough to absorb employee departures. Specifically, we enhanced workforce planning, updated job descriptions, identified critical role high potential employees and enhanced our brand attractiveness by establishing Brink’s as a company which is relevant, digital, inclusive and growing. We use employee opinion surveys to take the pulse of employees in the U.S., Brazil, Canada and Mexico. Globally, we are sharing our vision of a winning culture with our leadership through country communication plans, and using global leadership training to reinforce Brink’s Values and critical success factors throughout the organization. In 2022, we expect to launch a project that will focus on the employee experience and is designed to reduce employee turnover.

Strategic acquisitions continue to be a part of our broader strategic plan. We previously announced the acquisition of the majority of the international cash operations of U.K.-based G4S plc ("G4S") which was substantially completed as of December 31, 2020. During 2021, we closed on additional G4S acquisitions in Kuwait, Macau and Luxembourg and worked to integrate approximately 2,600 full-time employees into our operations. We either continued existing contractual and statutory obligations covering these employees, or added these employees to our local compensation and benefit programs. We continue to assimilate employees in all G4S locations into our business operations. As of April 1, 2021 we had completed the acquisition of PAI Midco, Inc. and its subsidiaries (“PAI”), including approximately 200 employees across three primary U.S. locations and another twelve field locations. Until December 31, 2021, PAI employees remained under existing benefit plan programs. On January 1, 2022, PAI employees were added to our U.S. compensation and benefit programs. All management employees who came to us from these acquisitions have successfully completed an orientation program to ensure that they are aligned with the Company’s compensation, performance management, talent management and compliance policies.

Employee Safety and Wellness
Employee safety is of paramount importance as we strive to bring every employee home safe every night. In 2021, Company priorities continued to focus on mitigating the impacts of the COVID-19 pandemic by, among other things, prioritizing the health and safety of our employees, their families and our customers, while maintaining our essential services to our customers. This included investing in additional personal protective equipment, enhanced cleaning protocols, and work protocols aimed at minimizing unnecessary social contact both in our workplaces and while serving our customers. We have aligned our vaccine approach with government guidance and provided incentives in various countries to encourage employee immunization.

Diversity and Inclusion
We are committed to providing a diverse and inclusive workplace and culture. Accordingly, we continue to identify opportunities to execute on our commitment to Diversity and Inclusion (“D&I”) to our stakeholders. Sustainability, including environmental, social and governance matters, are overseen by our Board. In February 2021, we welcomed our first D&I leader who began by building programs in the U.S. and will be expanding his work globally in 2022. He developed a global D&I training program retaining PDT Global, a worldwide inclusion and diversity training consultant. The training, which will be rolled out in 2022 to management-level employees, is intended to be continuous and include both digital and live training. Additionally, D&I initiatives are being infused into talent management through unconscious bias training, diverse interviewers and the use of diverse candidate pipelines. In 2021, we established a U.S. Diversity and Inclusion Council (“D&I Council”) made up of the Company’s senior leaders in various functions, and the executive sponsors and chairs of our employee resource groups (“ERGs”). The D&I Council is being piloted in the U.S. to support the development of our D&I initiatives. We expect to expand the D&I Council globally in 2022.

In 2021, the organization undertook an effort to assemble demographic data on workforce diversity, including gender, race and ethnicity. That demographic data is currently being analyzed to identify opportunities and goals, and how best to measure progress against those goals. In 2022, we expect to develop global gender diversity goals for leadership and enhance our succession planning efforts to emphasize diversity.

Our ERGs promote acceptance and inclusion and provide resources to raise awareness. In 2021, we expanded the scope and programs of our ERGs. In the U.S., we now have groups for women, Black, Asian and Pacific Islander, Latin X and military veteran employees. In Brazil we have groups for women, Black and LGBTQ+ employees and for people with disabilities. In Canada and Mexico we have groups for women. In the first half of 2022, we expect to add two new groups for women and LGBTQ+ employees in Europe. Our ERGs are supported with an executive sponsor and chair who also sit on the D&I Council to liaise with leadership and employees.

In early 2021, we signed the UN Global Compact, affirming our commitment to meet fundamental responsibilities in the areas of human rights, labor and the environment. More information on our environmental, social and governance priorities can be found on our Sustainability page on our website.

Labor Relations
North America – At December 31, 2021 we employed approximately 12,100 employees. We have no union employees in the U.S. At December 31, 2021, Brink’s was a party to nine collective bargaining agreements in Canada with various local unions covering approximately 1,200 employees. The agreements have various expiration dates from 2022 to 2025.

Outside of North America, approximately 51% of our employees are represented by trade union organizations and/or covered by collective bargaining agreements.

Latin America – At December 31, 2021, we employed approximately 30,200 employees, 71% of whom are covered by various collective bargaining agreements with expiration dates from 2022 to 2025.

Europe – At December 31, 2021, we employed approximately 15,400 employees, 51% of whom are covered by various collective bargaining agreements with expiration dates from 2022 to 2023.

Rest of World – At December 31, 2021, we employed approximately 16,800 employees, 17% of whom are covered by various collective bargaining agreements with expiration dates from 2022 to 2023.

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

Business Acquisitions
On April 1, 2021, we acquired 100% of the capital stock of PAI Midco, Inc., which directly or indirectly owns 100% of the ownership interests in four additional entities (collectively, "PAI"), for approximately $216 million. PAI was the largest privately-held provider of ATM services in the U.S. and generated approximately $94 million in revenues in 2020.

On February 26, 2020, we announced that we agreed to acquire the majority of the cash management operations of G4S, with closings planned in multiple phases in 2020. In March 2020, we acquired 100% of the capital stock of G4S International Logistics Group Limited, a company that directly or indirectly owns controlling interests in multiple businesses providing secure international transportation of valuables. In the second quarter of 2020, we acquired cash management operations from G4S located in the Netherlands, Belgium, Ireland, Hong Kong, Cyprus, Romania, the Czech Republic, Malaysia, the Dominican Republic and the Philippines. In the third quarter of 2020, we acquired operations in Indonesia, Estonia, Latvia and Lithuania. In the first quarter of 2021, we acquired operations in Macau, Luxembourg and Kuwait, which completed the remaining planned G4S transactions. For the majority of the acquisitions in 2020 and the first quarter of 2021, we acquired 100% of the ownership interests. In Malaysia, the Dominican Republic, the Philippines, Indonesia and Kuwait, we acquired ownership interests of less than 100%. We believe that we meet the accounting criteria for consolidating these subsidiaries. In the aggregate, the purchase consideration for the G4S acquisitions as of December 31, 2021 is $826 million. The G4S businesses acquired generated approximately $800 million in revenues in 2019.

In January 2019, we acquired 100% of the capital stock of Rodoban Transportes Aereos e Terrestres Ltda., Rodoban Servicos e Sistemas de Seguranca Ltda., and Rodoban Seguranca e Transporte de Valores Ltda. (together "Rodoban") for $134 million. Rodoban provides CIT, money processing and ATM services primarily in southeastern Brazil. Also in 2019, we acquired three business operations in three countries for an aggregate purchase price of approximately $49 million. Below is a brief description of each of these additional three business acquisitions completed in 2019:

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

Reorganization and Restructuring
Management periodically implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized net costs of $28.8 million in 2019, primarily severance costs and charges related to the modification of share-based compensation awards. We recognized $66.6 million net costs in operating profit and $0.6 million costs in interest and other nonoperating income (expense) in 2020, primarily severance costs. We recognized $43.6 million net costs in 2021, primarily severance costs. Substantially all of the costs from 2021 restructuring plans result from management initiatives to address the COVID-19 pandemic. For the current restructuring actions, we expect to incur additional costs between $1 million and $3 million in future periods.

See Note 24 to the consolidated financial statements for more detailed information on reorganization and restructuring activities.

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
•Annual reports on Form 10-K
•Quarterly reports on Form 10-Q
•Current reports on Form 8-K, and amendments to those reports

The following documents are also available free of charge on our website:
•Corporate Governance Guidelines
•Code of Ethics
•The charters of the following committees of our Board of Directors (the “Board”):  Audit and Ethics, Compensation and Human Capital, Corporate Governance and Nominating, and Finance and Business Development

Printed versions of these items will be mailed free of charge to shareholders upon request.  Such requests can be made by contacting the Corporate Secretary at 1801 Bayberry Court, P. O. Box 18100, Richmond, Virginia 23226-8100.

Additional information about the Company may be found elsewhere in this report and in the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

ITEM 1A.  RISK FACTORS

Business Risks

Our strategy may not be successful.

Our strategy has three pillars: accelerate profitable growth, deliver operational excellence and introduce digital solutions.  We may not be successful in growing revenue in high-margin lines of business, increasing our market share with existing customers or winning new business with smaller financial institutions and the retail market. We also may not be successful in strengthening and leveraging our IT capabilities to introduce digital solutions. If we are unable to achieve our strategic objectives and anticipated operating profit improvements, our results of operations and cash flows may be adversely affected.

We operate in highly competitive industries.

We compete in industries that are subject to significant competition and pricing pressures in most markets.  In addition, our business model requires significant fixed costs associated with offering many of our services including costs to operate a fleet of armored vehicles and a network of secure branches.  Because we believe we have competitive advantages such as brand name recognition and a reputation for a high level of service and security, we resist competing on price alone.  However, continued pricing pressure from competitors, failure to achieve pricing based on the competitive advantages identified above and/or inability to offset inflationary cost increases through price increases could result in lost volume of business and have an adverse effect on our business, financial condition, results of operations and cash flows.  In addition, given the highly competitive nature of our industries, it is important to develop new solutions and product and service offerings to help retain and expand our customer base.  Failure to develop, sell and execute new solutions and offerings in a timely and efficient manner could also negatively affect our ability to retain our existing customer base or pricing structure and have an adverse effect on our business, financial condition, results of operations and cash flows.

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

The ongoing COVID-19 pandemic has adversely affected our business, financial condition and results of operations, the extent of which depends on many factors that are uncertain or not yet identifiable.

The ongoing COVID-19 pandemic continues to create volatility, uncertainty and economic disruption for Brink’s, our customers and vendors, and the markets in which we do business. Since 2020, our operational performance and economic activity in the countries in which we operate have been significantly impacted by pandemic-related health conditions and the associated government, customer and consumer actions. These actions have led to reduced customer volumes, changes to our operating procedures and increases to our costs to provide services. We have taken and continue to take actions to adjust the way we operate and reduce our costs through restructuring activities and operational changes to address these impacts and align to future anticipated revenue levels. We are continually assessing the impact that the COVID-19 pandemic, and the actions taken in response to it, will have on our employees, businesses and segments, customers and vendors and the industries that we serve. While the immediate impacts of the COVID-19 pandemic have been assessed, the long-term magnitude and duration of the disruption remains uncertain. We expect these factors will continue to impact our financial condition and our results of operations for a duration that is currently unknown.

The factors that have affected us and may continue to affect us could include, among other things, (i) the duration of the COVID-19 pandemic and the types and magnitude of adverse impacts on regional economies, individually, and the global economy, as a whole; (ii) the emergence and spread of new variants of the virus; (iii) the health and welfare of our employees and that of our customers, vendors and suppliers; (iv) business and government actions in response to the pandemic, including moratoriums by governments and regulators on rule making and regulatory and legal proceedings, limitations on employee actions by regulators and unions, and stay at home, social distancing measures and travel bans; (v) the impact on the development and implementation of strategic initiatives and the integration of acquired businesses, including those acquired from G4S; (vi) the response of our customers or prospective customers to the pandemic, including suspensions or terminations of existing contracts; (vii) the varying demand for the types of services we offer in the countries in which we offer them; (viii) our ability to continue to effectively market our services; (ix) our ability to resume services as needed; (x) the type, size, profitability and geographic locations of our operations; (xi) the ability of our customers to pay, to make timely payments or to pay in full; (xii) labor shortages; and (xii) the development and availability of effective vaccines or treatment, the speed at which vaccines are administered, the efficacy of vaccines against the virus and evolving strains or variants of the virus. Any of these events, and others we have not yet identified, could cause or contribute to the risks and uncertainties facing the Company and our customers and could materially adversely affect our business or portions thereof, and our financial condition, results of operations and/or stock price.

The ongoing COVID-19 pandemic could adversely impact the health and welfare of our employees, including our executive officers, which could have a material adverse effect on our ability to serve our customers and our results of operations.

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

We currently serve customers in more than 100 countries, including 53 countries where we operate subsidiaries.  Seventy percent (70%) of our revenues in 2021 came from operations outside the U.S.  We expect revenues outside the U.S. to continue to represent a significant portion of total revenues.  Business operations outside the U.S. are subject to political, economic and other risks inherent in operating in foreign countries, such as:

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

Additionally, Brink’s Capital LLC, a subsidiary of the Company, is federally registered as a “Money Services Business” with the U.S. Department of Treasury’s Financial Crimes Enforcement Network and may in the future be registered and/or licensed as a “money transmitter” or similar designation with various other state or local jurisdictions in the U.S. related to delivering future products and services. Federal registrations subject us to, among other things, having an effective anti-money laundering (AML) compliance program, record-keeping requirements and reporting requirements , and examination by state and federal regulatory agencies, and these and our other regulatory obligations may significantly increase our costs or impact our operations.

Changes in laws or regulations could require a change in the way we operate, which could increase costs or otherwise disrupt operations.  In addition, failure to comply with any applicable laws or regulations could result in substantial fines or revocation of our operating permits and licenses.  If laws and regulations were to change or we failed to comply with any applicable laws or regulations, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

We may be unable to achieve, or may be delayed in achieving, our initiatives to drive efficiency and control costs.

We have launched a number of initiatives to improve efficiencies and reduce operating costs.  Although we have achieved annual cost savings associated with these initiatives, we may be unable to sustain the cost savings that we have achieved.  In addition, if we are unable to achieve, or have any unexpected delays in achieving additional cost savings, our results of operations and cash flows may be adversely affected.  Even if we meet our goals as a result of these initiatives, we may not receive the expected financial benefits of these initiatives.

Labor shortages and increased labor costs could have a material adverse effect on our operations.

Labor costs in the United States are rising, and our industry is experiencing a shortage of workers. Labor is our largest operating cost. If we face labor shortages and increased labor costs as a result of increased competition for employees, higher employee turnover rates, or other employee benefits costs, our operating expenses could increase and our growth and results of operations could be adversely impacted. We may be unable to increase prices in order to pass future increased labor costs onto our customers, in which case our margins would be negatively affected. Additionally, if product prices are increased by us to cover increased labor costs, the higher prices could adversely affect sales volumes.

Financial Risks

We have significant retirement obligations. Poor investment performance of retirement plan holdings and/or lower interest rates used to discount the obligations could unfavorably affect our liquidity and results of operations.

We have substantial pension and retiree medical obligations, a portion of which have been funded.  The amount of these obligations is significantly affected by factors that are not in our control, including interest rates used to determine the present value of future payment streams, investment returns, medical inflation rates, participation rates and changes in laws and regulations.  The funded status of the primary U.S. pension plan was approximately 92% as of December 31, 2021.  Based on our actuarial assumptions at the end of 2021, no cash payments to the plan are needed in the foreseeable future.  A change in assumptions could result in funding obligations that could adversely affect our liquidity and our ability to use our resources to make acquisitions and to otherwise grow our business.

We have $524 million of actuarial losses recorded in accumulated other comprehensive income (loss) at the end of 2021.  These losses relate to changes in actuarial assumptions that have increased the net liability for benefit plans.  These losses have not been recognized in earnings.  These losses will be recognized in earnings in future periods to the extent they are not offset by future actuarial gains.  Our projections of future cash requirements and expenses for these plans could be adversely affected if our retirement plans have additional actuarial losses.

We have significant deferred tax assets in the United States that may not be realized.

Deferred tax assets are future tax deductions that result primarily from the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes.  At December 31, 2021, we had $176 million of U.S. deferred tax assets, net of valuation allowances, primarily related to our retirement plan obligations.  These future tax deductions may not be realized if tax rules change in the future, or if forecasted U.S. operational results or any other U.S. projected future taxable income is insufficient.  Consequently, not realizing our U.S. deferred tax assets may significantly and materially affect our financial condition, results of operations and cash flows.

Our effective income tax rate could change.

We operate subsidiaries in 53 countries, all of which have different income tax laws and associated income tax rates.  Our effective income tax rate can be significantly affected by changes in the mix of pretax earnings by country and the related income tax rates in those countries.  In addition, our effective income tax rate is significantly affected by the ability to realize deferred tax assets, including those associated with net operating losses.  Changes in income tax laws, income apportionment, or estimates of the ability to realize deferred tax assets, could significantly affect our effective income tax rate, financial position and results of operations.  We are subject to the regular examination of our income tax returns by various tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these examinations will not have a material adverse effect on our business.

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

We rely on our information technology ("IT") infrastructure.  If there were to be significant problems with our infrastructure, such as IT datacenter or system failure, or failure to develop new technology platforms to support new initiatives and product and service offerings, it could halt or delay our ability to service our customers, hinder our ability to conduct and expand our business and require significant remediation costs.  Our data security risks will increase as we expand services and employ emerging technologies, mobile applications, third-party service providers and cloud-based services.  Hacking, phishing attacks, ransomware, insider threats, physical breaches or other actions may cause confidential information belonging to Brink’s, its employees or customers to be misused. If any of these risks were to materialize in a system, application or data center that houses sensitive and confidential data, including, but not limited to, personally identifiable information and business sensitive information, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, if these risks were materialize, we may incur significant challenges and costs related to coordination with third-party service providers in order to resolve related issues.

If our third-party providers do not respond in a timely manner to our needs, disaster recovery, business continuity and crisis management activities could be negatively impacted.  We have programs in place that are intended to detect, contain and respond to cybersecurity breaches and that provide employee awareness training regarding cyber risks; however, due to evolving and advanced sophisticated attack vectors, cyber attacks remain increasingly difficult to detect and we may not be able to successfully defend against them.  Any significant cybersecurity incident, involving Brink's or by third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

As a global company we must adhere to applicable laws and regulations in numerous regions regarding data privacy, data protection, and data security. Privacy and data protection laws vary between countries and are subject to interpretation, which may create inconsistent or conflicting requirements. The European Union’s General Data Protection Regulation (“GDPR”) greatly increases the jurisdictional reach of European Union law and became effective in May 2018. GDPR and other privacy and data protection laws impose requirements related to the handling of personal data, mandates public disclosure of certain data breaches, and provides for substantial penalties for non-compliance. Our efforts to comply with GDPR and other privacy and data protection laws may impose significant costs that are likely to increase over time, and we could incur substantial penalties or be subject to litigation related to violation of existing or future data privacy laws, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to the Company’s Securities

We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term shareholder value. Share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.

On October 27, 2021, the Board authorized a new share repurchase program. Under the new program, we are authorized to repurchase shares of common stock for an aggregate purchase price not to exceed $250 million, excluding fees, commissions and other ancillary expenses. The new authorization replaced the prior $250 million program, which was fully utilized.

Although the Board has authorized the share repurchase program, the share repurchase program does not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of the Company’s common stock and the nature of other investment opportunities. A potential tax on share repurchases that would make share repurchases more expensive, may also impact our decision to engage in share repurchases. Also, our ability to repurchase shares of stock may be limited by restrictive covenants in our debt agreements and indentures in our Senior Notes. The repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.

General Risks

The Company could be negatively affected as a result of the actions of activist or hostile stockholders.

Shareholder activism, which could take many forms and arise in a variety of situations, has been increasing among publicly traded companies. Shareholder activism, including potential proxy contests, requires significant time and attention by management and the Board, potentially hindering the Company’s ability to execute its strategic plan and negatively affecting the trading value of our common stock. Additionally, shareholder activism could give rise to perceived uncertainties as to the Company’s future direction, adversely affect its relationships with key executives, customers and other business partners, or make it more difficult to attract and retain qualified personnel. Also, the Company has been, and may in the future be, required to incur significant legal fees and other expenses related to activist shareholder matters. Any of these impacts could materially and adversely affect the Company and operating results.

Negative publicity to our name or brand could lead to a loss of revenues or profitability.

We are in the payments and security business and our success and longevity are based to a large extent on our reputation for trust and integrity. Our reputation or brand, particularly the trust placed in us by our customers, could be negatively impacted in the event of perceived or actual breaches in our ability to conduct our business ethically, securely and responsibly. In addition, we have licensing arrangements that permit certain entities to use Brink’s name and/or other intellectual property in connection with their businesses. If any of these entities experienced an actual or perceived breach in its ability to conduct its business ethically, securely or responsibly, it could have a negative effect on our name and/or brand. Any damage to our brand could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Forward-Looking Statements
This document contains both historical and forward-looking information. Words such as “anticipates,” “assumes,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “potential,” “believes,” "could," “may,” “should” and similar expressions may identify forward-looking information. Forward-looking information in this document includes, but is not limited to, statements regarding future performance of The Brink’s Company and its global operations, including: the impact of the ongoing COVID-19 pandemic on our business, employees, customers, operating results and financial position; difficulty in repatriating cash; continued strengthening of the U.S. dollar; anticipated costs of our reorganization and restructuring activities; our ability to consummate acquisitions and integrate their operations successfully, collection of receivables related to the internal loss in the U.S. Global Services business; support for our Venezuela business; changes in allowance calculation methods; the impact of cross currency swaps; our effective tax rate; realization of deferred tax assets; the ability to meet liquidity needs; expenses and payouts for the U.S. retirement plans and the funded status of the primary U.S. pension plan and the impact of the American Rescue Plan Act on our primary U.S. pension plan's estimated future funding requirements; expected liability for and future contributions to the UMWA plans; liability for black lung obligations; the effect of pending legal matters, including the Chile antitrust matter; the impacts of the operating environment in Argentina; and expected future payments under contractual obligations. Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which are difficult to quantify and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

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
•risks associated with operating in foreign countries, including changing political, labor and economic conditions (including political conflict or unrest), regulatory issues (including the imposition of international sanctions, including by the U.S. government), currency restrictions and devaluations, restrictions on and cost of repatriating earnings and capital, impact on the Company's financial results as a result of jurisdictions' higher-than-expected inflation and those determined to be highly inflationary, and restrictive government actions, including nationalization;
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
•the impact of the American Rescue Plan Act and Patient Protection and Affordable Care Act on legacy liabilities and ongoing operations;
•funding requirements, accounting treatment, and investment performance of our pension plans, the VEBA and other employee benefits;
•changes to estimated liabilities and assets in actuarial assumptions;
•the nature of hedging relationships and counterparty risk;
•access to the capital and credit markets;
•our ability to realize deferred tax assets;
•the impact of foreign tax credit regulations;
•the outcome of pending and future claims, litigation, and administrative proceedings;
•public perception of our business, reputation and brand;
•changes in estimates and assumptions underlying our critical accounting policies; and
•the promulgation and adoption of new accounting standards, new government regulations and interpretation of existing standards and regulations.

This list of risks, uncertainties and contingencies is not intended to be exhaustive. Additional factors that could cause our results to differ materially from those described in the forward-looking statements can be found under “Risk Factors” in Item 1A of this Form 10-K and in our other public filings with the SEC. The information included in this document is representative only as of the date of this document, and The Brink’s Company undertakes no obligation to update any information contained in this document.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

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

The following table discloses leased and owned facilities and vehicles for Brink’s most significant operations as of December 31, 2021.

	Facilities			Vehicles
Segments	Leased	Owned	Total	Leased	Owned	Total

North America	245	39	284	2,668	1,193	3,861
Latin America	330	92	422	710	4,723	5,433
Europe	151	34	185	2,272	1,955	4,227
Rest of World	368	12	380	749	2,045	2,794
Corporate Items	8	—	8	—	—	—
Total	1,102	177	1,279	6,399	9,916	16,315

ITEM 3.  LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 23 to the consolidated financial statements, “Other Commitments and Contingencies,” in Part II, Item 8 of this Form 10-K, which is incorporated herein by reference.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

Information about Our Executive Officers

The following is a list as of February 25, 2022, of the names and ages of the executive officers of the Company indicating the principal positions and offices held by each.  There are no family relationships among any of the officers named.

Name	Age	Positions and Offices Held	Held Since
Douglas A. Pertz	67	Director, President and Chief Executive Officer	2016
Richard M. Eubanks	49	Executive Vice President, Chief Operating Officer	2021
Ronald J. Domanico	63	Executive Vice President, Chief Financial Officer	2016
Michael F. Beech	60	Executive Vice President and President LATAM and Global Security	2014
Rohan Pal	56	Executive Vice President, Chief Information Officer and Chief Digital Officer	2019
Dominik Bossart	47	Executive Vice President and President MEA, Asia and Brink's Global	2019
Simon J. Davis	57	Executive Vice President and Chief Human Resources Officer	2019
Lindsay K. Blackwood	45	Executive Vice President, General Counsel and Corporate Secretary	2021
James K. Parks	53	Executive Vice President and President of Europe	2020

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

Mr. Eubanks was appointed Executive Vice President and Chief Operating Officer of the Company in August 2021. Before joining Brink’s, Mr. Eubanks most recently served as President, Europe, Middle East and Africa for Otis Worldwide Corporation, the leading elevator and escalator manufacturing, installation and service company, from April 2019 to September 2020. Prior to that, he was Group President, Electrical Products, for Eaton Corporation, a global power management company, from 2015 to 2019.

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

Mr. Bossart was appointed as Executive Vice President and President MEA, Asia and Brink’s Global Services in September 2021. Prior to that, he served as Senior Vice President from July 2019 until September 2021. He has oversight responsibility for the Company's operations in the countries that comprise the Company's Rest of World segment and its Brink's Global Services business. From 2014 to 2019, he led the Brink’s Global Services business in the Americas and the Company’s cash-in-transit business in South America (with the exception of Mexico and Brazil).

Mr. Davis was appointed as the Company’s Executive Vice President and Chief Human Resources Officer in September 2021. Prior to that, he serve as Senior Vice President and Chief Human Resources from January 2019 to September 2021.  From July 2018 to January 2019, he served as Senior Vice President of Human Resources for the Brink’s U.S. business. Prior to joining Brink’s, Mr. Davis served as Chief Human Resources Officer for Johnson Controls International, a diversified technology company, from 2015 to October 2017.

Ms. Blackwood was appointed as the Company's Executive Vice President and General Counsel and Corporate Secretary in November 2021. Ms. Blackwood joined the Company in 2012 as assistant general counsel and serve in that role until 2020, when she was named Vice President, Associate General Counsel. She has served as the Company’s Corporate Secretary since 2013. Prior to joining Brink’s, she served as associate chief counsel and corporate secretary for Cigna Corporation.

Mr. Parks was appointed as Executive Vice President and President of Europe in September 2021. Prior to that, Mr. Parks served as Senior Vice President from December 2020 to September 2021. He has oversight responsibility for the Company's operations in Europe. From January to December 2020 Mr. Parks was Senior Vice President, Strategy Deployment & Execution. From 2018 to January 2020, he was Senior Vice President, Integration. From 2015 to 2018 he served as the President and General Manager of Brink’s Canada.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the symbol “BCO.”  As of February 22, 2022, there were 1,165 shareholders of record of common stock. The number of record holders does not include beneficial owners of our securities whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Share Repurchase Program
On October 27, 2021, we announced that the Board authorized a $250 million share repurchase program that expires on December 31, 2023 (the "2021 Repurchase Program"). This authorization replaces our previous $250 million repurchase program, authorized by the Board in February 2020 (the "2020 Repurchase Program"), which expired on December 31, 2021, with no amount remaining available.

Under the 2021 Repurchase Program, we are not obligated to repurchase any specific dollar amount or number of shares. The timing and volume of share repurchases may be executed at the discretion of management on an opportunistic basis, or pursuant to trading plans or other arrangements. Share repurchases under this program may be made in the open market, in privately negotiated transactions, or otherwise. At December 31, 2021, $250 million remains available under the 2021 Repurchase Program.

Under the 2020 Repurchase Program, we entered into three accelerated share repurchase arrangements (each, an "ASR") with a financial institution. In each case, in exchange for an upfront payment at the beginning of each purchase period, the financial institution delivered to us shares of our common stock. The shares received were retired in the period they were delivered to us, and the upfront payment was accounted for as a reduction to shareholders' equity in the consolidated balance sheet. For purposes of calculating earnings per share, we reported each ASR as a repurchase of our common stock and as a forward contract indexed to our common stock. Each ASR met the applicable criteria for equity classification, and, as a result, none were accounted for as a derivative instrument.

Below is a summary of each ASR entered into under the 2020 Repurchase Program:

	Upfront Payment	Shares Received	Average Repurchase Price

August 2020	$50,000,000	849,978	$58.83
September 2020	—	246,676	—
	$50,000,000	1,096,654	$45.59

August 2021	$50,000,000	524,315	$95.36
September 2021	—	131,384	—
	$50,000,000	655,699	$76.25

November 2021	$150,000,000	1,742,160	$86.10
(a)	—	—	—
	$150,000,000	1,742,160	$86.10

	$250,000,000	3,494,513	$71.54

(a)We received 1,742,160 shares in November 2021. Under this ASR, the purchase period has a scheduled termination date of June 1, 2022, although the financial institution is eligible to early terminate the ASR after January 31, 2022. At termination, either additional shares will be delivered to us or we will need to issue new shares of our common stock to the financial institution.

The following table provides information about common stock repurchases by the Company during the quarter then ended December 31, 2021.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1 through
October 31, 2021	—	$—	—	$400,000,000

November 1 through
November 30, 2021	1,742,160	86.10	1,742,160	250,000,000

December 1 through
December 31, 2021	—	—	—	250,000,000

(1)On February 6, 2020, the Board authorized the Company to repurchase up to $250 million of common stock from time to time as market conditions warrant and as covenants under existing agreements permit. On October 27, 2021, we announced that the Board authorized a $250 million share repurchase program that expires on December 31, 2023. The program does not require the Company to acquire any specific numbers of shares and may be modified or discontinued at any time. This authorization replaces our previous $250 million repurchase program, which expired on December 31, 2021, with no amount remaining available.

The following graph compares the cumulative 5-year total return provided to shareholders of The Brink’s Company’s common stock compared to the cumulative total returns of the S&P Midcap 400 index and the common stocks of a selected peer group of companies. Given our unique service offerings, we do not believe that any single published industry index is appropriate for comparing shareholder return. Therefore, the peer group used in the performance graph combines publicly traded companies in the logistics services industry that have similar operational characteristics, such as route-based delivery of services. The companies included in the new peer group are Cintas Corporation, Iron Mountain, Inc., Euronet Worldwide, Inc., Stericycle, Inc., UniFirst Corporation and Waste Management, Inc.

The graph tracks the performance of a $100 investment in our common stock and in each index from December 31, 2016, through December 31, 2021.  The performance of The Brink’s Company’s common stock assumes that the shareholder reinvested all dividends received during the period.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2021
300.00
250.00
200.00
150.00
100.00
50.00
0.00
2016
2017
2018
2019
2020
2021
The Brink's Company
S&P MidCap 400 Index
New Peer Group
Old Peer Group

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends
Fiscal Year ending December 31.

Source: Zacks Investment Research, Inc.

Comparison of Five-Year Cumulative Total Return(a)

	Years Ended December 31,
	2016	2017	2018	2019	2020	2021

The Brink's Company	$100.00	192.47	159.40	225.19	181.10	166.60
S&P MidCap 400 Index	100.00	116.24	103.36	130.44	148.26	184.97
New Peer Group	100.00	122.01	122.76	170.16	189.67	251.34
Old Peer Group	100.00	123.41	123.49	167.11	190.83	254.38
(a)For the line designated as “The Brink’s Company” the graph depicts the cumulative return on $100 invested in The Brink’s Company’s common stock at December 31, 2016.  The cumulative return for each index is measured on an annual basis for the periods from December 31, 2016, through December 31, 2021, with the value of each index set to $100 on December 31, 2016.  Total return assumes reinvestment of dividends. In 2021, we removed ServiceMaster Global Holdings, Inc. from our custom peer group because it privatized in late 2020, and we replaced it with Euronet Worldwide, Inc. We chose the S&P Midcap 400 Index and our new custom peer group as we are included in the S&P Midcap 400 Index and we believe the custom peer group has more similar characteristics to our company for the factors noted above.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE BRINK’S COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
AS OF DECEMBER 31, 2021 AND 2020
AND FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2021

The discussion of operating results and financial condition comparing 2020 versus 2019 can be found in Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 10-K"), starting on page 21.

OPERATIONS

The Brink’s Company offers secure transportation and route-based logistics management services for cash and valuables throughout the world.  These services include:
•Cash-in-transit services – armored vehicle transportation of valuables
•Basic ATM services – replenishing and maintaining customers’ automated teller machines; providing network infrastructure services
•Global services – secure international transportation of valuables
•Cash management services
◦Money processing (e.g., counting, sorting, wrapping, checking condition of bills, etc.) and other cash management services
◦Digital cash payment services that provide advance credit for cash deposited in Brink’s-provided tech-enabled safe devices and other services related to deploying and servicing “intelligent” safes and safe control devices (including our patented CompuSafe® service)
◦Check imaging services
•Vaulting services – combines cash-in-transit services, cash management services, vaulting and electronic reporting technologies for banks
•ATM managed services – services for ATM management, including cash replenishment, replenishment forecasting, cash optimization, ATM remote monitoring, service call dispatching, transaction processing, installation services, and first and second line maintenance.
•Payment services – bill payment and collection services on behalf of utility companies and other billers at any of our Brink’s or Brink’s – operated payment locations in Latin America and Brink’s Money™ general purpose reloadable prepaid cards and corporate debit cards in the U.S.
•Commercial security systems services – design and installation of security systems in designated markets in Europe
•Guarding services – protection of airports, offices, and certain other locations in Europe, Rest of World and Latin America with or without electronic surveillance, access control, fire prevention and highly trained patrolling personnel

We manage our business in the following four segments:
•North America – operations in the U.S. and Canada, including the Brink’s Global Services ("BGS") line of business,
•Latin America – operations in Latin American countries where we have an ownership interest, including the BGS line of business,
•Europe – total operations in European countries that primarily provide services outside of the BGS line of business, and
•Rest of World – operations in the Middle East, Africa and Asia. This segment also includes total operations in European countries that primarily provide BGS services and BGS activity in Latin American countries where we do not have an ownership interest.

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

Definition of Organic Growth Organic growth represents the change in revenues or operating profit between the current and prior period excluding the effect of acquisitions for and dispositions for one year after the transaction and changes in currency exchange rates. See definitions on page 26.

	Years Ended December 31,			% change
(In millions, except for per share amounts)	2021	2020	2019	2021	2020

GAAP
Revenues	$4,200.2	3,690.9	3,683.2	14	—
Cost of revenues	3,235.8	2,877.3	2,832.1	12	2
Selling, general and administrative expenses	629.7	584.5	604.9	8	(3)
Operating profit	354.7	213.5	236.8	66	(10)
Income (loss) from continuing operations(a)	103.1	16.8	28.3	fav	(41)
Diluted EPS from continuing operations(a)	$2.06	0.33	0.55	fav	(40)

Non-GAAP(b)
Non-GAAP revenues	$4,200.2	3,690.9	3,679.7	14	—
Non-GAAP operating profit	470.5	381.3	391.6	23	(3)
Non-GAAP income from continuing operations(a)	237.9	190.8	199.0	25	(4)
Non-GAAP diluted EPS from continuing operations(a)	$4.75	3.76	3.89	26	(3)
(a)Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.
(b)Non-GAAP results are reconciled to the applicable GAAP results on pages 35–37.

GAAP Basis
Analysis of Consolidated Results: 2021 versus 2020
Consolidated Revenues  Revenues increased $509.3 million primarily due to the favorable impact of acquisitions ($315.4 million), organic increases in Latin America ($102.2 million), North America ($64.4 million), Europe ($15.4 million), and Rest of World ($8.6 million), and the favorable impact of currency exchange rates ($3.3 million). The currency impact was driven primarily by the euro, the Mexican peso, and most other currencies globally, partially offset by the Argentine peso and Brazilian real. Revenues increased 5% on an organic basis due to volume recovery versus prior year results which were more impacted by the COVID-19 pandemic, as well as price increases in the U.S. and Argentina. See above for our definition of “organic.”

Consolidated Costs and Expenses  Cost of revenues increased 12% to $3,235.8 million primarily due to the impact of acquisitions, higher labor and other operational costs from volume recovery, and currency exchange rates, partially offset by lower costs incurred related to restructuring actions. Selling, general and administrative costs increased 8% to $629.7 million due to the impact of corporate expenses and the operating impact of acquisitions, partially offset by lower costs incurred versus the prior year related to acquisitions (including integration) and on an internal loss in the U.S. global services operations.

Consolidated Operating Profit Operating profit increased $141.2 million due mainly to:
•organic increases in Latin America ($45.7 million), North America ($44.9 million), Europe ($28.1 million), and Rest of World ($2.5 million)
•the following items included in "Other items not allocated to segments":
◦income and lower charges related to an internal loss in the U.S. global services operations versus charges incurred in the prior year ($28.0 million),
◦lower charges related to reorganization and restructuring ($23.0 million), and
◦lower costs related to business acquisitions and dispositions ($10.6 million), including the impact of acquisition-related charges and intangible asset amortization in 2021,
•the favorable impact of business acquisitions ($29.6 million), excluding intangible amortization and acquisition-related charges,

partially offset by:
•higher corporate expenses on an organic basis ($53.0 million),
•an estimated loss of $9.5 million in the third quarter of 2021 related to a potential fine for a Chile antitrust matter included in "Other items not allocated to segments", and
•unfavorable changes in currency exchange rates ($9.1 million) driven by the Argentine peso and Brazilian real and partially offset by lower foreign currency transaction losses as 2020 included a loss of $10.4 million from converting Argentine pesos into U.S. dollars, as well as a favorable impact from the Mexican peso, euro, and most other currencies globally.

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts Income from continuing operations attributable to Brink’s shareholders increased $86.3 million to $103.1 million primarily due to the operating profit increase mentioned above, lower interest and other non-operating expense ($30.7 million), partially offset by higher income tax expense ($63.7 million), higher interest expense ($15.7 million), and higher income attributable to noncontrolling interests ($6.2 million). Diluted earnings per share from continuing operations was $2.06, up from $0.33 in 2020.

Non-GAAP Basis
Analysis of Consolidated Results: 2021 versus 2020
Non-GAAP Consolidated Revenues  Non-GAAP revenues increased $509.3 million primarily due to the favorable impact of acquisitions ($315.4 million), organic increases in Latin America ($102.2 million), North America ($64.4 million), Europe ($15.4 million), and Rest of World ($8.6 million), and the favorable impact of currency exchange rates ($3.3 million). The currency impact was driven primarily by the euro, the Mexican peso, and most other currencies globally, partially offset by the Argentine peso and Brazilian real. Revenues increased 5% on an organic basis due to volume recovery versus prior year results which were more impacted by the COVID-19 pandemic, as well as price increases in the U.S. and Argentina. See above for our definition of “organic.”

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit increased $89.2 million due mainly to:
•organic increases in Latin America ($45.7 million), North America ($44.9 million), Europe ($28.1 million), and Rest of World ($2.5 million), and
•the favorable impact of business acquisitions ($29.6 million), excluding intangible amortization and acquisition-related charges, partially offset by:
•higher corporate expenses on an organic basis ($53.0 million), and
•unfavorable changes in currency exchange rates ($8.6 million) driven by the Argentine peso and Brazilian real and partially offset by lower foreign currency transaction losses as third quarter of 2020 included a loss of $10.4 million from converting Argentine pesos into U.S. dollars, as well as a favorable impact from the Mexican peso, euro, and most other currencies globally.

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders increased $47.1 million to $237.9 million due to the operating profit increase mentioned above and higher interest and other non-operating income ($15.8 million), partially offset by higher income tax expense ($34.8 million), higher interest expense ($16.3 million), and higher non-controlling interest ($6.8 million). Diluted earnings per share from continuing operations was $4.75, up from $3.76 in 2020.

Revenues and Operating Profit by Segment

		Organic	Acquisitions /			% Change
(In millions)	2020	Change	Dispositions(a)	Currency(b)	2021	Total	Organic
Revenues:
North America	$1,261.4	64.4	72.4	8.9	1,407.1	12	5
Latin America	1,071.9	102.2	8.4	(56.5)	1,126.0	5	10
Europe	753.8	15.4	120.8	27.3	917.3	22	2
Rest of World	603.8	8.6	113.8	23.6	749.8	24	1
Segment revenues(c)	3,690.9	190.6	315.4	3.3	4,200.2	14	5

Revenues - GAAP	$3,690.9	190.6	315.4	3.3	4,200.2	14	5

Operating profit:
North America(d)	$91.7	44.9	11.6	0.2	148.4	62	49
Latin America	233.6	45.7	0.6	(22.6)	257.3	10	20
Europe	51.2	28.1	9.7	0.8	89.8	75	55
Rest of World	117.1	2.5	7.7	4.2	131.5	12	2
Segment operating profit	493.6	121.2	29.6	(17.4)	627.0	27	25
Corporate(d)(e)	(112.3)	(53.0)	—	8.8	(156.5)	39	47
Operating profit - non-GAAP	381.3	68.2	29.6	(8.6)	470.5	23	18

Other items not allocated to segments(f)	(167.8)	41.9	10.6	(0.5)	(115.8)	(31)	(25)
Operating profit (loss) - GAAP	$213.5	110.1	40.2	(9.1)	354.7	66	52

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
(d)In the first quarter of 2021, North America operating profit benefited $12.3 million from a change in our method to calculate the allowance for doubtful accounts, with an offsetting higher expense at Corporate. There was no net impact on consolidated operating profit. See further discussion below in Analysis of Segment Results.
(e)Corporate expenses are not allocated to segment results.  Corporate expenses include salaries and other costs to manage the global business and to perform activities required by public companies.
(f)See pages 28–30 for more information.

Analysis of Segment Results: 2021 versus 2020

North America
Revenues increased 12% ($145.7 million) primarily due to the favorable impact of acquisitions ($72.4 million), a 5% organic increase ($64.4 million), and the favorable impact of currency exchange rates ($8.9 million) from the Canadian dollar. Organic revenue increased primarily due to price increases and global services volume growth in the U.S. and organic growth from PAI. Operating profit increased 62% ($56.7 million) primarily due to an organic increase ($44.9 million), the favorable impact of acquisitions ($11.6 million), and the favorable impact of currency exchange rates ($0.2 million). The organic profit increase was driven by the impact of bad debt expense versus the prior year, productivity initiatives in the U.S. and Canada, and revenue growth from U.S. global services and PAI. The increase was partially offset by higher labor costs due to wage increases in the U.S.

The change in bad debt expense was driven by a first quarter of 2021 change to the allowance for doubtful accounts calculation method for the segment’s U.S. business, which resulted in a $12.3 million operating profit increase, and which was offset by a $12.3 million increase to Corporate expense, resulting in no impact to consolidated operating profit for the first quarter. Historically, all Brink’s business units followed an internal Company policy for determining an allowance for doubtful accounts and the allowances were then reconciled to the required U.S. GAAP estimated consolidated allowance, with any differences reported as part of Corporate expense. Other than for the U.S. business, the reconciling differences were not significant. We changed the U.S. calculation of the allowance in order to more closely align it with the U.S. GAAP consolidated calculation and to minimize reconciling differences, resulting in the offsetting $12.3 million adjustments to align the methods.

Latin America
Revenues increased 5% ($54.1 million) primarily due to an organic increase of 10% ($102.2 million) and the favorable impact of acquisitions ($8.4 million), partially offset by the unfavorable impact of currency exchange rates ($56.5 million), primarily from the Argentine peso and Brazilian real and partially offset by the Mexican peso. The organic increase was due to organic growth in Argentina driven by inflation-based price increases and organic growth in Mexico from volume growth and price increases versus prior year results which were more impacted by the COVID-19 pandemic. Operating profit was up 10% ($23.7 million) primarily due to an organic increase of 20% ($45.7 million), including the benefit of labor and other operational cost saving actions, which includes those taken in response to the COVID-19 pandemic, and the favorable impact of acquisitions ($0.6 million), partially offset by unfavorable currency ($22.6 million). The organic increase was driven by Argentina and Mexico.

Europe
Revenues increased 22% ($163.5 million) due to the favorable impact of acquisitions ($120.8 million) and currency exchange rates ($27.3 million), and a 2% organic increase ($15.4 million). The favorable currency impact was driven by the euro. The organic increase was primarily due to organic volume growth in France. Operating profit increased 75% ($38.6 million) due to an organic increase ($28.1 million), the favorable impact of acquisitions ($9.7 million) and currency exchange rates ($0.8 million). The organic increase was primarily driven by France due to higher volumes and the impact of labor and other operational cost saving actions, including those taken in response to the COVID-19 pandemic, partially offset by lower government assistance. Results were also helped by higher government COVID-19 assistance in several other countries.

Rest of World
Revenues increased 24% ($146.0 million) due to the favorable impact of acquisitions ($113.8 million), the favorable impact of currency exchange rates ($23.6 million), and a 1% organic increase ($8.6 million). The currency impact was driven by most currencies throughout the segment. Operating profit increased 12% ($14.4 million) due to the favorable impact of acquisitions ($7.7 million), the favorable impact of currency exchange rates ($4.2 million), driven by most currencies throughout the segment, and an organic increase ($2.5 million). The organic increase was primarily due to the impact of labor and other operational cost saving actions throughout the segment, including those taken in response to COVID-19, partially offset by lower government COVID-19 assistance in several countries.

Income and Expense Not Allocated to Segments

Corporate Expenses

	Years Ended December 31,			% change
(In millions)	2021	2020	2019	2021	2020

General, administrative and other expenses	$(141.7)	(116.3)	(123.2)	22	(6)
Foreign currency transaction gains (losses)	2.7	(6.5)	(4.8)	fav	35
Reconciliation of segment policies to GAAP	(17.5)	10.5	0.3	unfav	fav
Corporate items	(156.5)	(112.3)	(127.7)	39	(12)

Corporate expenses include corporate headquarters costs, regional management costs, currency transaction gains and losses, costs related to global initiatives and adjustments to reconcile segment accounting policies to U.S. GAAP.

Corporate expenses in 2021 were $44.2 million higher than the prior year primarily driven by higher bad debt expense ($28.5 million) included in Corporate expense as part of the reconciliation of segment policies to U.S. GAAP, as discussed in more detail in the next paragraph below. Current year expense also increased as a result of higher costs related to development of new service offerings ($11.2 million), an increase in employee compensation, including share-based and other incentives ($9.5 million), and higher legal fees ($4.0 million). These increases were partially offset by lower foreign currency transaction losses in the current year period ($9.2 million).

Historically, all Brink’s business units followed an internal accounting policy for determining an allowance for doubtful accounts. The allowances were then reconciled to the required U.S. GAAP estimated consolidated allowance, with any differences reported as part of Corporate expense. In 2020, the Corporate reconciling adjustment was a reduction of Corporate expense of $11.0 million, to offset business unit allowances that were higher than U.S. GAAP required. In 2021, the adjustment was an increase of Corporate expense of $17.5 million. The 2021 increase was primarily from a change in the first quarter of 2021 to the allowance calculation method of the North America segment’s U.S. business. This change resulted in a $12.3 million increase to Corporate expense offset by a $12.3 million operating profit increase in the North America segment, resulting in no impact to consolidated operating profit for the first quarter of 2021. We changed the U.S. calculation of the allowance in order to more closely align it with the U.S. GAAP consolidated calculation and to minimize reconciling differences. Other than for the U.S. business, the reconciling differences were not significant. The bad debt expense increase excludes the impact of the internal loss in our U.S. global services operations described on the next page.

Other Items Not Allocated to Segments

	Years Ended December 31,			% change
(In millions)	2021	2020	2019	2021	2020
Revenues:
Acquisitions and dispositions	$—	—	(0.5)	—	(100)
Internal loss	—	—	4.0	—	(100)
Revenues	$—	—	3.5	—	(100)

Operating profit:
Reorganization and Restructuring	$(43.6)	(66.6)	(28.8)	(35)	unfav
Acquisitions and dispositions	(71.9)	(83.1)	(88.5)	(13)	(6)
Argentina highly inflationary impact	(11.9)	(10.7)	(14.5)	11	(26)
Chile antitrust matter	(9.5)	—	—	unfav	—
Internal loss	21.1	(6.9)	(20.9)	fav	(67)
Reporting compliance	—	(0.5)	(2.1)	(100)	(76)
Operating profit	$(115.8)	(167.8)	(154.8)	(31)	8

2021 versus 2020
The impact of other items not allocated to segments on operating profit was a smaller loss ($115.8 million in 2021 versus $167.8 million in the prior year). The change was primarily due to lower reorganization and restructuring expenses, a reduction in net charges related to the internal loss matter and a decrease in costs related to acquisitions and dispositions. These favorable changes were partially offset by the Chile antitrust matter charge recognized in the current year period.

Reorganization and Restructuring
Other Restructurings
Management periodically implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized net costs of $28.8 million in 2019, primarily severance costs and charges related to the modification of share-based compensations awards in 2019. We recognized $66.6 million of net costs in operating profit and $0.6 million of costs in interest and other nonoperating income (expense) in 2020, primarily severance costs. We recognized $43.6 million of net costs in 2021, primarily severance costs. Substantially all of the costs from 2021 restructuring plans result from management initiatives to address the COVID-19 pandemic. When completed, the current restructuring actions will reduce our workforce by 1,600 to 1,800 positions and result in in annualized cost savings of $35 million to $40 million. For the current restructuring actions, we expect to incur additional costs between $1 million and $3 million in future periods.

Due to the unique circumstances around these charges, they have not been allocated to segment results and are excluded from non-GAAP results. Charges related to the employees, assets, leases and contracts impacted by these restructuring actions were excluded from the segments and corporate expenses as shown in the table below.

	Years Ended December 31,			% change
(In millions)	2021	2020	2019	2021	2020
Reportable Segments:
North America	$0.1	(13.7)	(3.1)	fav	unfav
Latin America	(13.0)	(20.4)	(9.5)	(36)	unfav
Europe	(27.6)	(23.6)	(5.1)	17	unfav
Rest of World	(3.2)	(7.1)	(1.9)	(55)	unfav
Total reportable segments	(43.7)	(64.8)	(19.6)	(33)	unfav
Corporate items	0.1	(1.8)	(9.2)	fav	(80)
Total	$(43.6)	(66.6)	(28.8)	(35)	unfav

Acquisitions and dispositions  Part of our strategy is the pursuit of accretive business acquisitions. In 2021, we acquired business operations in the U.S. and we completed the remaining planned acquisitions from G4S. In 2020, we acquired multiple business operations from G4S at different times during the year. In 2019, we completed four business acquisitions in the U.S., Brazil and Colombia. Certain acquisition and disposition items that are not considered part of the ongoing activities of the business and are special in nature are consistently excluded from non-GAAP results. These items are described below:

2021 Acquisitions and Dispositions Items
•Amortization expense for acquisition-related intangible assets was $47.7 million in 2021.
•We incurred $10.5 million in integration costs, primarily related to G4S, in 2021.
•Transaction costs related to business acquisitions were $6.5 million in 2021.
•Restructuring costs related to acquisitions were $5.3 million in 2021.
•Compensation expense related to the retention of key PAI employees was $1.8 million in 2021.

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

Argentina highly inflationary impact Beginning in the third quarter of 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, Argentine peso-denominated monetary assets and liabilities are now remeasured at each balance sheet date to the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In addition, nonmonetary assets retain a higher historical basis when the currency is devalued. The higher historical basis results in incremental expense being recognized when the nonmonetary assets are consumed. In 2019, we recognized $14.5 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $11.3 million. In 2020, we recognized $10.7 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $7.7 million. In 2021, we recognized $11.9 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $9.0 million. These amounts are excluded from segment and non-GAAP results.

Chile antitrust matter We recognized an estimated loss of $9.5 million in the third quarter of 2021 related to a potential fine. Due to the special nature of this matter, this charge has not been allocated to segment results and is excluded from non-GAAP results. See Note 23 for details.

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

In the third quarter of 2019, we were able to identify $4.0 million of revenues billed and collected in prior periods which had never been recorded in the general ledger. We also identified and recorded $0.3 million in bank fees, which had been incurred in prior periods. Based on the reconstructed subledger, we were able to analyze and quantify the uncollected receivables from prior periods. Although we planned to attempt to collect these receivables, we estimated an increase to bad debt expense of $13.7 million in the third quarter of 2019. The estimate of the allowance for doubtful accounts was adjusted in the fourth quarter of 2019 for an additional $6.4 million and again in 2020 for an additional $6.6 million. In 2021, we recognized a decrease in bad debt expense of $3.7 million, primarily related to collection of these receivables.  We also recognized $1.3 million of legal charges in 2021 as we attempted to collect additional insurance recoveries related to these receivables losses. In the fourth quarter of 2021, we successfully collected $18.8 million of insurance recoveries related to these internal losses.

We have defined accounts receivable impacted by the embezzlement as accounts receivable recorded as of and prior to the third quarter of 2019. In the fourth quarter of 2021, we wrote off the remaining accounts receivable of $8.1 million which had previously been fully reserved. Due to the unusual nature of this internal loss and the related errors in the subledger data, along with the fact that management has excluded these amounts when evaluating internal performance, we have excluded these amounts from segment and non-GAAP results.

Reporting compliance Certain compliance costs (primarily third party expenses) are excluded from segment and non-GAAP results. These costs relate to the implementation and January 1, 2019 adoption of the new lease accounting standard (amounts were not significant in 2021, $0.5 million in 2020 and $1.8 million in 2019). We also incurred $0.3 million in 2019 in costs related to mitigation of material weaknesses. We did not incur any such costs in 2020 or 2021.

Other Operating Income and Expense

Amounts below represent consolidated other operating income and expense.

	Years Ended December 31,			% change
(In millions)	2021	2020	2019	2021	2020

Foreign currency items:
Transaction losses	$(30.5)	(11.2)	(22.9)	unfav	(51)
Derivative instrument gains (losses)	24.2	(3.0)	6.9	fav	unfav
Gains on sale of property and other assets	—	0.9	5.8	(100)	(84)
Impairment losses	(9.5)	(11.6)	(7.7)	(18)	51
Share in earnings of equity method affiliates	1.1	0.8	0.9	38	(11)
Royalty income	5.6	4.8	5.1	17	(6)
Insurance recoveries - Internal Loss	18.8	—	—	100	—
Gains related to litigation	4.4	—	—	100	—
Indemnity for forced relocation	1.7	—	—	100	—
Other	4.2	3.7	2.5	14	48
Other operating income (expense)	$20.0	(15.6)	(9.4)	fav	66

2021 versus 2020
We reported other operating income of $20.0 million in 2021 versus other operating expense of $15.6 million in the prior year. The change was primarily due to $18.8 million in insurance recoveries related to the internal loss in our U.S. global services operations. In addition, we recognized gains related to litigation in our Romania business and lower losses from foreign currency items in 2021 as compared to 2020. The foreign currency items above do not include business acquisition-related currency items which are reported in interest and other nonoperating income (expense).

Nonoperating Income and Expense

Interest Expense

	Years Ended December 31,			% change
(In millions)	2021	2020	2019	2021	2020

Interest expense	$112.2	96.5	90.6	16	7

Interest expense was higher in 2021 primarily due to higher borrowing levels due to business acquisitions. See Note 15 for further information.

Interest and Other Nonoperating Income (Expense)

	Years Ended December 31,			% change
(In millions)	2021	2020	2019	2021	2020

Interest income	$12.1	5.6	5.6	fav	—
Gain (loss) on equity securities(a)	16.0	10.6	(2.9)	51	fav
Foreign currency transaction gains (losses)(b)	0.4	(3.6)	—	fav	—
Derivative instrument losses(c)	—	(7.0)	—	fav	—
Retirement benefit cost other than service cost	(38.7)	(37.9)	(52.7)	2	(28)
G4S indemnification asset adjustment(d)	2.7	—	—	fav	—
Acquisition-related gains (losses)(e)	0.4	—	—	fav	—
Penalties and interest on non-income taxes(f)	(1.8)	—	—	unfav	—
Interest on Colombia tax claim(g)	—	—	(1.1)	—	fav
Non-income taxes on intercompany billings(h)	(3.9)	(4.6)	(4.2)	(15)	10
Venezuela operations(i)	—	—	(0.9)	—	fav
Gain on lease termination(j)	—	—	5.2	—	fav
Gain on a disposition of a subsidiary(k)	—	4.1	—	unfav	fav
Interest on non-income tax credits(l)	1.2	—	—	fav	—
Earn-out liability adjustment(m)	1.3	—	—	fav	—
Gains related to litigation(n)	1.7	—	—	fav	—
Other	1.6	(4.9)	(1.7)	fav	unfav
Interest and other nonoperating income (expense)	$(7.0)	(37.7)	(52.7)	(81)	(28)

(a)The gain is primarily related to the market value increase of an investment in MoneyGram International, Inc. The investment was sold in 2021 and the gain was fully realized.
(b)Amounts in 2021 and 2020 primarily represent currency transaction gains and losses on contingent consideration payable related to G4S business acquisitions.
(c)Represents loss on foreign currency forward contracts related to acquisition of business operations from G4S.
(d)Adjustments to indemnification asset related to business operations acquired from G4S. This adjustment was recognized outside of the measurement period for the related business operations acquired from G4S.
(e)This amount includes a gain on settlement with G4S related to business operations acquired. The gain was partially offset by losses associated with the write off of indemnification assets related to income tax contingency reversals from businesses acquired in Brazil. These adjustments were recognized outside of the measurement periods for the related business operations acquired.
(f)Represents penalties and interest on non-income taxes that have not yet been paid.
(g)Related to an unfavorable court ruling in 2019 on a non-income tax claim in Colombia. The court ruled that Brink's must pay interest accruing from 2009 to the current date. The principal amount of the claim was less than $1 million and was recognized in selling, general and administrative expenses in 2019.
(h)Certain of our Latin American subsidiaries incur non-income taxes related to the billing of intercompany charges. These intercompany charges do not impact Latin America segment results and are eliminated in our consolidation.
(i)Charges incurred for providing financial support to Brink's Venezuelan subsidiaries after the June 30, 2018 deconsolidation. We do not expect any future funding of the Venezuela business, as long as current U.S. sanctions remain in effect.
(j)Gain on termination of a mining lease obligation related to former coal operations. We have no remaining mining leases.
(k)This gain is primarily related to the sale of our former French security services subsidiary in the first quarter of 2020.
(l)Represents interest on non-income tax credits related to our business operations in Brazil. In the third quarter of 2021, our Brazil operations received a favorable court decision related to non-income taxes paid in prior years and will be able to recover the overpayments, plus interest, by reducing payments on future tax obligations.
(m)Adjustment to the liability for contingent consideration pertaining to the 2019 Balance Innovations business acquisition.
(n)Related to a favorable court ruling in litigation with a customer of our Romania business. The court ruled that the customer must pay our subsidiary in Romania for services provided many years ago. The principal amount of the settlement is reported in operating income (expense). The penalties for years of non-payment are reported in interest and other nonoperating income (expense).

Interest and other nonoperating income (expense) was higher in 2021 compared to 2020 primarily due to higher interest income and gain on equity securities. Interest and other nonoperating income (expense) was higher in 2020 compared to 2019 primarily due to higher retirement benefit costs in 2019, mainly due to settlement charges in the U.S. frozen pension plan.

Income Taxes

Summary Rate Reconciliation – GAAP

(In percentages)	2021	2020	2019

U.S. federal tax rate	21.0%	21.0%	21.0%
Increases (reductions) in taxes due to:
Foreign rate differential	7.6	12.9	17.3
Taxes on cross border income, net of credits	4.6	11.0	9.3
Tax on accelerated U.S. income(a)	—	—	(7.9)
Adjustments to valuation allowances	6.7	6.6	16.0
Foreign income taxes	6.1	10.6	13.7
French business tax	0.7	3.7	3.0
State income taxes, net	0.9	(1.6)	(2.2)
Share-based compensation	0.2	(3.1)	(4.8)
Acquisition costs	0.5	6.0	—
Other	2.8	4.3	(0.2)
Income tax rate on continuing operations	51.1%	71.4%	65.2%

(a)In 2019, we recognized a benefit of $7.3 million related to a previously recognized $23.5 million current tax expense that accelerated U.S. taxable income in 2015.

Summary Rate Reconciliation – Non-GAAP(a)

(In percentages)	2021	2020	2019

U.S. federal tax rate	21.0%	21.0%	21.0%
Increases (reductions) in taxes due to:
Foreign rate differential	6.1	5.2	7.4
Adjustments to valuation allowances	1.4	(0.2)	4.0
French business tax	0.4	1.0	1.0
Other	4.7	4.8	(2.0)
Income tax rate on Non-GAAP continuing operations	33.6%	31.8%	31.4%

(a)See pages 35–37 for a reconciliation of non-GAAP results to GAAP.

Overview

Our effective tax rate has varied in the past three years from the statutory U.S. federal rate due to various factors, including
•changes in judgment about the need for valuation allowances,
•changes in the geographical mix of earnings,
•changes in laws in the U.S., France, Mexico, and Argentina,
•U.S. tax on accelerated taxable income,
•timing of benefit recognition for uncertain tax positions,
•state income taxes, and
•tax benefit for distributions of share-based payments.

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

Continuing Operations
2021 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in 2021 was greater than the 21% U.S. statutory tax rate primarily due to the geographical mix of earnings, book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on cross border payments and the characterization of a French business tax as an income tax.

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

Noncontrolling Interests

	Years Ended December 31,			% change
(In millions)	2021	2020	2019	2021	2020

Net income attributable to noncontrolling interests	$12.1	5.9	4.2	unfav	40

Compared to 2020, the increase in net income attributable to noncontrolling interests to $12.1 million in 2021 is primarily due to the G4S acquisitions which closed in the first quarter of 2021 and higher operating results reported by some of our subsidiaries in 2021. Compared to 2019, the increase in net income attributable to noncontrolling interests to $5.9 million in 2020 is primarily due to the G4S acquisitions that closed in the second and third quarters of 2020.

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

	2021			2020			2019
	Pre-tax income	Income tax	Effective tax rate	Pre-tax income	Income tax	Effective tax rate	Pre-tax income	Income tax	Effective tax rate
Effective Income Tax Rate(a)
GAAP	$235.5	120.3	51.1%	$79.3	56.6	71.4%	$93.5	61.0	65.2%
Retirement plans(c)	29.8	7.7		33.8	7.9		47.3	11.1
Venezuela operations(b)(i)	—	—		—	—		0.9	—
Reorganization and restructuring(b)	43.6	11.7		67.1	15.8		28.8	7.1
Acquisitions and dispositions(b)	68.8	2.5		91.5	11.6		93.6	5.1
Chile antitrust matter(b)	9.5	—		—	—		—	—
Tax on accelerated income(d)	—	—		—	—		—	7.3
Argentina highly inflationary impact(b)	12.3	(1.1)		10.6	(1.3)		14.5	(1.4)
Internal loss(b)	(21.1)	(1.3)		6.9	1.6		20.9	4.0
Reporting compliance(b)	—	—		0.5	—		2.1	0.1
Deferred tax valuation allowance(e)	—	(12.8)		—	—		—	—
Gain on lease termination(f)	—	—		—	—		(5.2)	(1.2)
Non-GAAP	$378.4	127.0	33.6%	$289.7	92.2	31.8%	$296.4	93.1	31.4%

Amounts may not add due to rounding.

(a)From continuing operations.
(b)See “Other Items Not Allocated To Segments” on pages 28–30 for details.  We do not consider these items to be reflective of our operating performance as they result from events and circumstances that are not a part of our core business.
(c)Our U.S. retirement plans are frozen and costs related to these plans are excluded from non-GAAP results. Certain non-U.S. operations also have retirement plans. Settlement charges related to these non-U.S. plans are also excluded from non-GAAP results.
(d)The non-GAAP tax rate excludes the 2019 foreign tax benefits that resulted from the transaction that accelerated U.S. tax in 2015.
(e)There was a change in judgement resulting in a valuation allowance against certain tax attributes with a limited statutory carryforward period that are no longer more-likely-than-not to be realized due to lower than expected Canada operating results.
(f)Gain on termination of a mining lease obligation related to former coal operations. We have no remaining mining leases.
(g)Amounts in 2020 and 2019 primarily relate to interest incurred on a cross currency swap hedging foreign currency risk on the intercompany financing of the Rodoban acquisition.
(h)In addition to the items discussed in “Other Items Not Allocated To Segments” on pages 28–30, includes a $4.5 million gain on the sale of a French security services business in 2020, acquisition-related pretax currency transaction losses of $3.6 million in 2020 and acquisition-related pretax losses on foreign currency forward contracts of $7.0 million in 2020.
(i)Post-deconsolidation funding of ongoing costs related to our Venezuelan operations was $0.9 million in 2019 and was expensed as incurred and reported in interest and other nonoperating income (expense). We do not expect any future funding of the Venezuela business, as long as current U.S. sanctions remain in effect.

Non-GAAP reconciled to GAAP

	Years Ended December 31,
(In millions)	2021	2020	2019

Revenues:
GAAP	$4,200.2	3,690.9	3,683.2
Acquisitions and dispositions(b)	—	—	0.5
Internal loss(b)	—	—	(4.0)
Non-GAAP	$4,200.2	3,690.9	3,679.7

Operating profit:
GAAP	$354.7	213.5	236.8
Reorganization and Restructuring(b)	43.6	66.6	28.8
Acquisitions and dispositions(b)	71.9	83.1	88.5
Argentina highly inflationary impact(b)	11.9	10.7	14.5
Chile antitrust matter(b)	9.5	—	—
Internal loss(b)	(21.1)	6.9	20.9
Reporting compliance(b)	—	0.5	2.1
Non-GAAP	$470.5	381.3	391.6

Interest expense:
GAAP	$(112.2)	(96.5)	(90.6)
Acquisitions and dispositions(b)(g)	1.3	1.9	5.8
Non-GAAP	$(110.9)	(94.6)	(84.8)

Interest and other nonoperating income (expense):
GAAP	$(7.0)	(37.7)	(52.7)
Retirement plans(c)	29.8	33.8	47.3
Venezuela operations(b)(i)	—	—	0.9
Reorganization and Restructuring(b)	—	0.5	—
Acquisitions and dispositions(b)(h)	(4.4)	6.5	(0.7)
Argentina highly inflationary impact(b)	0.4	(0.1)	—
Gain on lease termination(f)	—	—	(5.2)
Non-GAAP	$18.8	3.0	(10.4)

Non-GAAP margin	11.2%	10.3%	10.6%

Provision for income taxes:
GAAP	$120.3	56.6	61.0
Retirement plans(c)	7.7	7.9	11.1
Reorganization and Restructuring(b)	11.7	15.8	7.1
Acquisitions and dispositions(b)(g)(h)	2.5	11.6	5.1
Tax on accelerated income(d)	—	—	7.3
Argentina highly inflationary impact(b)	(1.1)	(1.3)	(1.4)
Internal loss(b)	(1.3)	1.6	4.0
Reporting compliance(b)	—	—	0.1
Deferred tax valuation allowance(e)	(12.8)	—	—
Gain on lease termination(f)	—	—	(1.2)
Non-GAAP	$127.0	92.2	93.1

Net income (loss) attributable to noncontrolling interests:
GAAP	$12.1	5.9	4.2
Reorganization and Restructuring(b)	0.5	0.3	—
Acquisitions and dispositions(b)	0.9	0.5	0.1
Non-GAAP	$13.5	6.7	4.3
Amounts may not add due to rounding.

See page 35 for footnote explanations.

Non-GAAP reconciled to GAAP

	Years Ended December 31,
(In millions, except for per share amounts)	2021	2020	2019

Income (loss) from continuing operations attributable to Brink's:
GAAP	$103.1	16.8	28.3
Retirement plans(c)	22.1	25.9	36.2
Venezuela operations(b)(i)	—	—	0.9
Reorganization and Restructuring(b)	31.4	51.0	21.7
Acquisitions and dispositions(b)	65.4	79.4	88.4
Tax on accelerated income(d)	—	—	(7.3)
Argentina highly inflationary impact(b)	13.4	11.9	15.9
Chile antitrust matter(b)	9.5	—	—
Internal loss(b)	(19.8)	5.3	16.9
Reporting compliance(b)	—	0.5	2.0
Deferred tax valuation allowance(e)	12.8	—	—
Gain on lease termination(f)	—	—	(4.0)
Non-GAAP	$237.9	190.8	199.0

Diluted EPS
GAAP	$2.06	0.33	0.55
Retirement plans(c)	0.44	0.51	0.71
Venezuela operations(b)(i)	—	—	0.02
Reorganization and Restructuring(b)	0.63	1.00	0.43
Acquisitions and dispositions(b)	1.31	1.56	1.73
Tax on accelerated income(d)	—	—	(0.14)
Argentina highly inflationary impact(b)	0.27	0.23	0.31
Chile antitrust matter(b)	0.19	—	—
Internal loss(b)	(0.40)	0.10	0.33
Reporting compliance(b)	—	0.01	0.04
Deferred tax valuation allowance(e)	0.26	—	—
Gain on lease termination(f)	—	—	(0.08)
Non-GAAP	$4.75	3.76	3.89

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

Our international operations conduct a majority of their business in local currencies. Because our financial results are reported in U.S. dollars, they are affected by changes in the value of various local currencies in relation to the U.S. dollar. Recent strengthening of the U.S. dollar relative to certain currencies has reduced our reported dollar revenues and operating profit, which may continue in 2022. See Application of Critical Accounting Policies—Foreign Currency Translation on pages 57–58 for a description of our accounting methods and assumptions used to include our Argentina operations in our consolidated financial statements, and a description of the accounting for subsidiaries operating in highly inflationary economies. See also Note 1 to the consolidated financial statements for a description of how we account for currency remeasurement for our Argentine subsidiaries, beginning July 1, 2018 under the heading, "Argentina".

At December 31, 2021, Argentina's economy remains highly inflationary for accounting purposes. At December 31, 2021, we had net monetary assets denominated in Argentine pesos of $60.1 million (including cash of $52.9 million) and nonmonetary net assets of $155.3 million (including $99.8 million of goodwill, $8.2 million in equity securities denominated in Argentine pesos and $4.3 million in debt securities denominated in pesos).

During September 2019, the Argentine government announced currency controls on both companies and individuals. Under the exchange procedures implemented by the central bank, approval is required for many transactions, including dividend repatriation abroad.

During the third quarter of 2020 and during the fourth quarter of 2019, we elected to use other market mechanisms to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms generally settle at rates that are less favorable than the rates at which we remeasure the financial statements of Brink’s Argentina. As a result, we recognized $10.4 million in 2020 and $4.7 million in 2019 of such conversion losses when we converted Argentine pesos into U.S. dollars at rates that were approximately 100% and 25%, respectively, less favorable than the rates at which we remeasured the financial statements of Brink’s Argentina. These conversion losses are classified in the consolidated statements of operations as other operating income (expense). We did not have any such conversion losses in 2021.

Although the Argentine government has implemented currency controls, Brink’s management continues to provide guidance and strategic oversight, including budgeting and forecasting for Brink’s Argentina. We continue to control our Argentina business for purposes of consolidation of our financial statements and continue to monitor the situation in Argentina.

Changes in exchange rates may also affect transactions which are denominated in currencies other than the functional currency of a given foreign entity. From time to time, we use short term foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies, as discussed in Item 7A on pages 59-60. At December 31, 2021, the notional value of our short term outstanding foreign currency forward and swap contracts was $614 million with average contract maturities of approximately one month. These short term foreign currency forward and swap contracts primarily offset exposures in the euro, the British pound and the Mexican peso. Additionally, these short term contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings.  At December 31, 2021, the fair value of our short term foreign currency contracts was a net asset of approximately $1.9 million, of which $3.4 million was included in prepaid expenses and other and $1.5 million was included in accrued liabilities on the consolidated balance sheet. At December 31, 2020, the fair value of these foreign currency contracts was a net asset of approximately $2.4 million, of which $3.5 million was included in prepaid expenses and other and $1.1 million was included in accrued liabilities on the consolidated balance sheet.

Amounts under these contracts were recognized in other operating income (expense) and in interest and other nonoperating income and expense as follows:

	Twelve Months Ended December 31,
(In millions)	2021	2020	2019

Derivative instrument gains (losses) included in other operating income (expense)	$24.2	(3.0)	6.9

Derivative instrument losses included in other nonoperating income (expense)(a)	—	(7.0)	—

(a)Represents losses on foreign currency forward contracts related to acquisitions of business operations from G4S.

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

At December 31, 2021, the notional value of this long term contract was $75 million with a weighted-average maturity of 1.3 years. At December 31, 2021, the fair value of the long term cross currency swap contract was a $26.3 million net asset, of which a $5.8 million asset is included in prepaid expenses and other assets and $20.5 million is included in other assets on the consolidated balance sheet. At December 31, 2020, the fair value of the long term cross currency swap contract was a $23.6 million net asset, of which a $3.2 million asset is included in prepaid expenses and other assets and a $20.4 million asset is included in other assets on the consolidated balance sheet.

Amounts under this contract were recognized in other operating income (expense) to offset transaction gains or losses and in interest expense as follows:

	Twelve Months Ended December 31,
(In millions)	2021	2020	2019

Derivative instrument gains included in other operating income (expense)	$0.2	22.1	5.8

Offsetting transaction losses	(0.2)	(22.1)	(5.8)

Derivative instrument losses included in interest expense	(1.3)	(1.9)	(5.1)

Net derivative instrument gains (losses)	(1.1)	20.2	0.7

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

At December 31, 2021, the notional value of these cross currency swap contracts was $400 million with a remaining weighted average maturity of 6.2 years. At December 31, 2021, the fair value of these currency swaps was a net asset of $28.5 million, of which $6.0 million was included in prepaid expenses and other and $22.5 million was included in other assets on the consolidated balance sheet. The effect of the amortization of the spot-forward difference on the net investment hedges cross currency swaps is included in interest expense as follows:

	Twelve Months Ended December 31,
(In millions)	2021	2020	2019

Net derivative instrument gains included in interest expense	$(4.1)	—	—

LIQUIDITY AND CAPITAL RESOURCES
Overview

The discussion of liquidity and capital resources comparing 2020 versus 2019 can be found in Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations of our 2020 10-K, starting on page 43.

Over the last three years, we used cash generated from our operations and borrowings to
•acquire new business operations ($952 million),
•invest in the infrastructure of our business (new facilities, cash sorting and other equipment for our cash management services operations, armored trucks, CompuSafe® units, and information technology) ($451 million),
•repurchase shares of Brink's common stock ($250 million), and
•pay dividends to Brink’s shareholders ($97 million).

Cash flows from operating activities increased by $160.3 million in 2021 as compared to the prior year primarily due to higher operating profit, working capital changes, lower amounts paid for G4S intercompany payments, and changes in customer obligations related to certain of our secure cash management services operations (certain customer obligations increased by $15.7 million in 2021 compared to a decrease of $6.5 million in 2020), partially offset by $56.1 million decrease in restricted cash held for customers and higher amounts paid for interest. Cash used for investing activities decreased by $110.7 million in 2021 due to higher amounts paid for business acquisitions in 2020. Cash also decreased $50.8 million in 2021 as a result of the strengthening of the U.S. dollar in 2021, primarily against the euro. We financed our liquidity needs in 2021 with debt and cash flows from operations.

Operating Activities

	Years Ended December 31,			$ change
(In millions)	2021	2020	2019	2021	2020

Cash flows from operating activities
Operating activities - GAAP	$478.0	317.7	368.6	$160.3	(50.9)
(Increase) decrease in restricted cash held for customers	(60.2)	(116.3)	(23.7)	56.1	(92.6)
(Increase) decrease in certain customer obligations(a)	(15.7)	6.5	(11.4)	(22.2)	17.9
G4S intercompany payments	2.6	111.1	—	(108.5)	111.1
Operating activities - non-GAAP	$404.7	319.0	333.5	$85.7	(14.5)

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

2021 versus 2020

GAAP
Operating cash flows increased by $160.3 million in 2021 compared to 2020. The increase was primarily due to higher operating profit, working capital changes, lower amounts paid for G4S intercompany payments, and changes in customer obligations related to certain of our secure cash management services operations (certain customer obligations increased by $15.7 million in 2021 compared to a decrease of $6.5 million in 2020), partially offset by $56.1 million decrease in restricted cash held for customers and higher amounts paid for interest (we had $107.7 million in cash payments for interest in 2021 as compared to $80.4 million in 2020).

Non-GAAP
Non-GAAP cash flows from operating activities increased by $85.7 million in 2021 as compared to 2020. The increase was primarily due to higher operating profit and working capital changes, partially offset by higher amounts paid for interest.

Investing Activities

	Years Ended December 31,			$ change
(In millions)	2021	2020	2019	2021	2020

Cash flows from investing activities
Capital expenditures	$(167.9)	(118.5)	(164.8)	$(49.4)	46.3
Acquisitions, net of cash acquired	(313.2)	(439.7)	(183.9)	126.5	(255.8)
Dispositions, net of cash disposed	—	(2.6)	11.2	2.6	(13.8)
Marketable securities:
Purchases	(15.6)	(2.9)	(11.8)	(12.7)	8.9
Sales	35.1	2.0	1.3	33.1	0.7
Proceeds from sale of property, equipment and investments	7.7	5.3	10.3	2.4	(5.0)
Redemption of cash-surrender value of life insurance policies	—	—	7.8	—	(7.8)
Other	(0.8)	(9.0)	(3.1)	8.2	(5.9)
Investing activities	$(454.7)	(565.4)	(333.0)	$110.7	(232.4)
Cash used by investing activities decreased by $110.7 million in 2021 as compared to 2020. The decrease was primarily due to decreased payments related to the G4S acquisition in 2021 compared to 2020, offset by an increase in payments related to the PAI acquisition.

Capital expenditures and depreciation and amortization were as follows:

	Years Ended December 31,			$ change
(In millions)	2021	2020	2019	2021	2020

Property and Equipment Acquired during the year
Capital expenditures(a):
North America	$40.4	27.4	40.7	$13.0	(13.3)
Latin America	45.0	35.1	80.3	9.9	(45.2)
Europe	50.6	33.4	16.2	17.2	17.2
Rest of World	26.0	16.6	17.3	9.4	(0.7)
Corporate items	5.9	6.0	10.3	(0.1)	(4.3)
Capital expenditures - GAAP and non-GAAP	$167.9	118.5	164.8	$49.4	(46.3)

Financing leases(b):
North America	$50.6	24.1	51.8	$26.5	(27.7)
Latin America	14.2	3.9	3.7	10.3	0.2
Europe	20.6	3.3	4.2	17.3	(0.9)
Rest of World	0.5	0.1	—	0.4	0.1
Financing leases - GAAP and non-GAAP	$85.9	31.4	59.7	$54.5	(28.3)

Total:
North America	$91.0	51.5	92.5	$39.5	(41.0)
Latin America	59.2	39.0	84.0	20.2	(45.0)
Europe	71.2	36.7	20.4	34.5	16.3
Rest of World	26.5	16.7	17.3	9.8	(0.6)
Corporate items	5.9	6.0	10.3	(0.1)	(4.3)
Total property and equipment acquired	$253.8	149.9	224.5	$103.9	(74.6)

Depreciation and amortization(a)
North America	$68.7	62.3	64.2	$6.4	(1.9)
Latin America	46.2	44.0	44.8	2.2	(0.8)
Europe	41.4	32.2	21.3	9.2	10.9
Rest of World	23.2	20.0	11.0	3.2	9.0
Corporate items	9.7	9.1	10.8	0.6	(1.7)
Depreciation and amortization - non-GAAP	189.2	167.6	152.1	21.6	15.5
Argentina highly inflationary impact	2.2	1.8	1.8	0.4	—
Reorganization and Restructuring	0.3	1.3	0.2	(1.0)	1.1
Acquisitions and dispositions	0.1	1.0	3.1	(0.9)	(2.1)
Amortization of intangible assets	47.7	35.1	27.8	12.6	7.3
Depreciation and amortization - GAAP	$239.5	206.8	185.0	$32.7	21.8

(a)Incremental depreciation related to highly inflationary accounting in Argentina, accelerated depreciation related to restructuring activities and acquisition-related integration activities, and amortization of acquisition-related intangible assets have also been excluded from non-GAAP amounts.
(b)Represents the amount of property and equipment acquired using financing leases. Because the assets are acquired without using cash, the acquisitions are not reflected in the consolidated statements of cash flows. Amounts are provided here to assist in the comparison of assets acquired in the current year versus prior years.

Non-GAAP capital expenditures and non-GAAP depreciation and amortization are supplemental financial measures that are not required by, or presented in accordance with GAAP. The purpose of these non-GAAP measures is to report financial information excluding incremental depreciation resulting from highly inflationary accounting in Argentina, accelerated depreciation from restructuring activities and acquisition-related integration activities, and amortization of acquisition-related intangible assets. We believe these measures are helpful in assessing capital expenditures and depreciation and amortization, enable period-to-period comparability and are useful in predicting future investing cash flows. These non-GAAP measures should not be considered as alternatives to capital expenditures and depreciation and amortization determined in accordance with GAAP and should be read in conjunction with our consolidated statements of cash flows.

Our reinvestment ratio, which we define as the annual amount of property and equipment acquired during the year divided by the annual amount of depreciation, was 1.3 in 2021, 0.9 in 2020, and 1.5 in 2019.

Capital expenditures in 2021 for our operating units were primarily for machinery and equipment, armored vehicles, buildings and information technology.  Capital expenditures in 2021 were $49.4 million higher compared to 2020.  Total property and equipment acquired in 2021 was $103.9 million higher than the prior year. These increases were primarily due to the impacts of the G4S acquisition, investments in cash devices and lower spending in 2020 due to the COVID-19 pandemic.

Corporate capital expenditures in the last three years were primarily for investing in information technology.

Financing Activities

	Years Ended December 31,			$ change
(In millions)	2021	2020	2019	2021	2020

Cash flows from financing activities
Borrowings and repayments:
Short-term borrowings	$(4.3)	(3.9)	(14.8)	$(0.4)	10.9
Cash supply chain customer debt	—	(10.5)	—	10.5	(10.5)
Long-term revolving credit facilities, net	548.7	(111.1)	(225.1)	659.8	114.0
Other long-term debt, net	(133.0)	924.1	271.2	(1,057.1)	652.9
Borrowings (repayments)	411.4	798.6	31.3	(387.2)	767.3

Debt financing costs	(0.8)	(13.2)	(4.0)	12.4	(9.2)
Repurchase shares of Brink's common stock	(200.0)	(50.0)	—	(150.0)	(50.0)
Dividends to:
Shareholders of Brink’s	(37.2)	(30.1)	(29.9)	(7.1)	(0.2)
Noncontrolling interests in subsidiaries	(5.1)	(16.8)	(2.3)	11.7	(14.5)
Acquisition-related financing activities:
Settlement of acquisition-related contingencies	6.2	9.7	—	(3.5)	9.7
Payment of acquisition-related obligation	(4.0)	(7.3)	(20.3)	3.3	13.0
Proceeds from exercise of stock options	2.3	—	—	2.3	—
Tax withholdings associated with share-based compensation	(5.5)	(10.3)	(8.9)	4.8	(1.4)
Cross currency swap contract	4.0	3.1	(3.9)	0.9	7.0
Financing activities	$171.3	683.7	(38.0)	$(512.4)	721.7

2021 versus 2020
Cash flows from financing activities decreased by $512.4 million in 2021 compared to 2020 as net borrowings decreased compared to the prior year period. There was also a $150 million increase in cash used to repurchase shares of our common stock in 2021, compared to the prior period.

Dividends
We paid dividends to Brink’s shareholders of $0.20 per share in each of the last three quarters in 2021 and paid $0.15 per share in each of the nine quarters prior.  Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the Board.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

Changes in currency exchange rates decreased the amount of cash and cash equivalents by $50.8 million during 2021, compared to an increase of $37.9 million in 2020 and a reduction of $8.1 million in 2019.  The decrease in 2021 was due to the strengthening of the U.S. dollar in 2021, primarily against the euro.

Capitalization

We use a combination of debt, leases and equity to capitalize our operations.

As of December 31, 2021, debt as a percentage of capitalization (defined as total debt and equity) was 92%, which is consistent with 92% at December 31, 2020. Our debt in 2021 increased primarily from the borrowings under the senior secured revolving credit facility partially offset by repayment of the senior secured term loan A. Our equity increased in 2021 primarily due to the increase in reported net income, acquired noncontrolling interest related to the G4S acquisition and stock-based compensation, partially offset by share repurchases and dividends payments to Brink's shareholders.

Summary of Debt, Equity and Other Liquidity Information

	Amount available under credit facilities	Outstanding balance
	December 31,	December 31,
(In millions)	2021	2021	2020	$ change(a)
Debt:
Short-term borrowings
Other	$—	$9.8	14.2	(4.4)
Total Short-term borrowings	$—	$9.8	14.2	(4.4)

Long-term debt
Revolving Facility	$505.0	$495.0	—	495.0
Term Loan A	—	1,224.7	1,292.4	(67.7)
Senior Unsecured Notes	—	989.8	987.5	2.3
Letter of Credit Facilities	57.0	—	—	—
Other facilities	—	68.9	40.2	28.7
Financing leases	—	178.5	151.4	27.1
Total Long-term debt	$562.0	$2,956.9	2,471.5	$485.4

Total Debt	$562.0	$2,966.7	2,485.7	$481.0

Total equity		$252.6	202.5	$50.1

(a)In addition to cash borrowings and repayments, the change in the debt balance also includes changes in currency exchange rates.

Reconciliation of Net Debt to U.S. GAAP Measures

	December 31,
(In millions)	2021	2020	$ change

Debt:
Short-term borrowings	$9.8	14.2	$(4.4)
Long-term debt	2,956.9	2,471.5	485.4
Total Debt	2,966.7	2,485.7	481.0

Less:
Cash and cash equivalents	710.3	620.9	89.4
Amounts held by cash management services operations(a)	(34.7)	(19.1)	(15.6)
Cash and cash equivalents available for general corporate purposes	675.6	601.8	73.8

Net Debt(b)	$2,291.1	1,883.9	$407.2

(a)Title to cash received and processed in certain of our secure Cash Management Services operations transfers to us for a short period of time. The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources and in our computation of Net Debt.
(b)Included within Net Debt is net cash from our Argentina operations of $54 million at December 31, 2021 and $25 million at December 31, 2020 (see Note 1 to the consolidated financial statements for a discussion of currency controls in Argentina).

Net Debt is a supplemental non-GAAP financial measure that is not required by, or presented in accordance with GAAP. We use Net Debt as a measure of our financial leverage. We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage.  Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our consolidated balance sheets. Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP, as of December 31, 2021, and December 31, 2020.

Net Debt at the end of 2021 increased by $407 million when compared to Net Debt at the end of 2020 primarily due to the funding of business acquisitions and other working capital needs.

Liquidity Needs
Our operating liquidity needs are typically financed by cash from operations, short-term borrowings and the available borrowing capacity under our revolving credit facility (our debt facilities are described in more detail in Note 15 to the consolidated financial statements, including certain limitations and considerations related to the cash and borrowing capacity). As of December 31, 2021, $505 million was available under the revolving credit facility. Based on our current cash on hand, amounts available under our credit facilities and current projections of cash flows from operations, we believe that we will be able to meet our liquidity needs for more than the next twelve months.

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

Cash and Cash Equivalents
At December 31, 2021, we had $710.3 million in cash and cash equivalents, compared to $620.9 million at December 31, 2020. We plan to use the current cash and cash equivalents for working capital needs, capital expenditures, acquisitions and other general corporate purposes.

Equity
Common Stock
At December 31, 2021, we had 100 million shares of common stock authorized and 47.4 million shares issued and outstanding.

Preferred Stock
At December 31, 2021, we had the authority to issue up to 2 million shares of preferred stock, par value $10 per share.

Share Repurchase Program
On October 27, 2021, we announced that the Board authorized a $250 million share repurchase program that expires on December 31, 2023 (the "2021 Repurchase Program"). This authorization replaces our previous $250 million repurchase program, authorized by the Board in February 2020 (the "2020 Repurchase Program"), which expired on December 31, 2021, with no amount remaining available.

Under the 2021 Repurchase Program, we are not obligated to repurchase any specific dollar amount or number of shares. The timing and volume of share repurchases may be executed at the discretion of management on an opportunistic basis, or pursuant to trading plans or other arrangements. Share repurchases under this program may be made in the open market, in privately negotiated transactions, or otherwise. At December 31, 2021, $250 million remains available under the 2021 Repurchase Program.

Under the 2020 Repurchase Program, we entered into three accelerated share repurchase arrangements ("ASR") with a financial institution. In each case, in exchange for an upfront payment at the beginning of each purchase period, the financial institution delivered to us shares of our common stock. The shares received were retired in the period they were delivered to us, and the upfront payment was accounted for as a reduction to shareholders' equity in the consolidated balance sheet. For purposes of calculating earnings per share, we reported each ASR as a repurchase of our common stock and as a forward contract indexed to our common stock. Each ASR met the applicable criteria for equity classification, and, as a result, none were accounted for as a derivative instrument.

Below is a summary of each ASR entered into under the 2020 Repurchase Program:

	Upfront Payment	Shares Received	Average Repurchase Price

August 2020	$50,000,000	849,978	$58.83
September 2020	—	246,676	—
	$50,000,000	1,096,654	$45.59

August 2021	$50,000,000	524,315	$95.36
September 2021	—	131,384	—
	$50,000,000	655,699	$76.25

November 2021	$150,000,000	1,742,160	$86.10
(a)	—	—	—
	$150,000,000	1,742,160	$86.10

	$250,000,000	3,494,513	$71.54

(a)We received 1,742,160 shares in early November 2021. Under this ASR, the purchase period has a scheduled termination date of June 1, 2022, although the financial institution is eligible to early terminate the ASR after January 31, 2022. At termination, either additional shares will be delivered to us or we will need to issue new shares of our common stock to the financial institution.

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

We have made various assumptions to estimate the amount of payments to be made in the future.  The most significant assumptions include:
•Changing discount rates and other assumptions in effect at measurement dates (normally December 31)
•Investment returns on plan assets
•Addition of new claimants (historically immaterial due to freezing of pension benefits and exit from coal business)
•Mortality rates
•Change in laws

Funded Status of U.S. Retirement Plans

	Actual	Projected
(In millions)	2021	2022	2023	2024	2025	2026

Primary U.S. pension plan
Beginning funded status	$(151.1)	(65.8)	(42.5)	(18.1)	8.9	38.7
Net periodic pension credit(a)	26.5	26.1	27.1	29.5	31.1	32.3
Payment from Brink’s	—	—	—	—	—	—
Benefit plan actuarial gain (loss)	58.8	(2.8)	(2.7)	(2.5)	(1.3)	(1.6)
Ending funded status	$(65.8)	(42.5)	(18.1)	8.9	38.7	69.4

UMWA plans
Beginning funded status	$(272.1)	(219.4)	(217.0)	(215.2)	(214.1)	(213.8)
Net periodic postretirement cost(a)	2.5	2.4	1.8	1.1	0.3	(0.4)
Benefit plan actuarial gain	50.2	—	—	—	—	—
Ending funded status	$(219.4)	(217.0)	(215.2)	(214.1)	(213.8)	(214.2)

Black Lung plans
Beginning funded status	$(105.0)	(101.3)	(94.0)	(87.2)	(80.8)	(74.9)
Net periodic postretirement cost(a)	(2.3)	(2.6)	(2.4)	(2.2)	(2.1)	(1.9)
Payment from Brink’s	7.9	9.9	9.2	8.6	8.0	7.4
Benefit plan actuarial loss	(1.9)	—	—	—	—	—
Ending funded status	$(101.3)	(94.0)	(87.2)	(80.8)	(74.9)	(69.4)
(a)Excludes amounts reclassified from accumulated other comprehensive income (loss).

Primary U.S. Pension Plan
Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and benefits are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement.  We did not make cash contributions to the primary U.S. pension plan in 2021. There are approximately 10,800 beneficiaries in the plan.

Based on our current assumptions, we do not expect to make contributions in the foreseeable future.

UMWA Plan
Retirement benefits related to former coal operations include medical benefits provided by the Pittston Coal Group Companies Employee Benefit Plan for UMWA Represented Employees.  There are approximately 2,700 beneficiaries in the UMWA plans. The company does not expect to make contributions to these plans until 2032, based on our actuarial assumptions.

Black Lung
Under the Federal Black Lung Benefits Act of 1972, Brink’s is responsible for paying lifetime black lung benefits to miners and their dependents for claims filed and approved after June 30, 1973.  There are approximately 800 black lung beneficiaries as of December 31, 2021.

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

	Actual	Projected
(In millions)	2021	2022	2023	2024	2025	2026

Primary U.S. pension plan	$7.4	(2.8)	(6.5)	(13.8)	(18.1)	(21.1)
UMWA plans	10.3	5.2	5.1	5.2	5.4	10.4
Black Lung plans	10.9	10.1	9.4	8.8	8.1	7.5
Total	$28.6	12.5	8.0	0.2	(4.6)	(3.2)
Summary of Total Payments from U.S. Plans to Participants

This table summarizes actual and estimated payments from the plans to participants.

	Actual	Projected
(In millions)	2021	2022	2023	2024	2025	2026

Payments from U.S. Plans to participants
Primary U.S. pension plan	$46.3	47.4	47.4	47.3	47.2	47.2
UMWA plans	22.9	26.6	26.5	26.2	26.0	25.6
Black Lung plans	7.9	9.9	9.2	8.6	8.0	7.4
Total	$77.1	83.9	83.1	82.1	81.2	80.2

Summary of Projected Payments from Brink’s to U.S. Plans

This table summarizes estimated payments from Brink’s to U.S. retirement plans.

	Projected Payments to Plans from Brink's
(In millions)	Primary U.S. Pension Plan	UMWA Plans	Black Lung Plans	Total

Projected payments
2022	$—	—	9.9	9.9
2023	—	—	9.2	9.2
2024	—	—	8.6	8.6
2025	—	—	8.0	8.0
2026	—	—	7.4	7.4
2027	—	—	6.8	6.8
2028	—	—	6.3	6.3
2029	—	—	5.8	5.8
2030	—	—	5.3	5.3
2031	—	—	5.0	5.0
2032	—	21.7	4.7	26.4
2033	—	21.5	4.4	25.9
2034	—	20.7	4.1	24.8
2035	—	19.8	3.8	23.6
2036 and thereafter	—	211.4	40.4	251.8
Total projected payments	$—	295.1	129.7	424.8

The amounts in the tables above are based on a variety of estimates, including actuarial assumptions as of December 31, 2021.  The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts.

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

At the end of the fourth quarter of 2018, we became aware of an investigation initiated by the Chilean Fiscalía Nacional Económica (the Chilean antitrust agency) (“FNE”) related to potential anti-competitive practices among competitors in the cash logistics industry in Chile. In October 2021, the FNE filed a complaint before the Chilean antitrust court alleging that Brink’s Chile (as well as competitor companies) engaged in collusion in 2017 and 2018 and requested that the court approve a fine of $30.5 million. The Company is seeking access to the FNE’s investigative file and the evidence supporting the allegations against it, and intends to vigorously defend itself against the FNE’s complaint. Based on available information to date, the Company has recorded a charge of $9.5 million in connection with this matter.

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

Valuation Allowances

	December 31,
(In millions)	2021	2020

U.S.	$95.8	94.9
Non-U.S.	45.7	33.2
Total	$141.5	128.1

Application of Accounting Policy

U.S. Deferred Tax Assets
We had $190 million of net deferred tax assets at December 31, 2021, of which $176 million related to U.S. jurisdictions.

In 2021, we concluded that we were not more-likely-than-not to realize assets related to certain attributes with a limited statutory carryforward and we recorded a $1 million valuation allowance through income from continuing operations.

In 2020, we concluded that we were not more-likely-than-not to realize assets related to certain attributes with a limited statutory carryforward and we recorded a $4 million valuation allowance through income from continuing operations.

We used various estimates and assumptions to evaluate the need for the valuation allowance in the U.S.  These included
•projected revenues and operating income for our U.S. entities,
•projected royalties and management fees paid to U.S. entities from subsidiaries outside the U.S.,
•projected Global Intangible Low-Taxed Income ("GILTI") inclusion in our U.S. taxable income,
•estimated required contributions to our U.S. retirement plans,
•the estimated impact of U.S. tax reform, and
•interest rates on projected U.S. borrowings.

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

Non-U.S. Deferred Tax Assets
In 2021, we recognized a tax expense of $9 million through income from continuing operations from a change in judgment about the need for valuation allowances for deferred tax assets related mainly to Canada and in certain other non-U.S. jurisdictions. In 2020, we recognized a tax benefit of $2 million through income from continuing operations from a change in judgment about the need for valuation allowances for deferred tax assets in certain non-U.S. jurisdictions.

Business Acquisitions

Accounting Policy
In the three years ended December 31, 2021, we have completed multiple business acquisitions. When we acquire a controlling interest in an entity that is determined to meet the definition of a business, we apply the acquisition method described in FASB ASC Topic 805, Business Combinations.  Using the acquisition method, we allocate the total purchase price to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date. Any excess purchase price over the fair value of the assets acquired and the liabilities assumed is recognized as goodwill.

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

Goodwill, Other Intangible Assets and Property and Equipment Valuations

Accounting Policy

At December 31, 2021, we had property and equipment of $865.6 million, goodwill of $1,411.7 million and other intangible assets of $491.2 million, net of accumulated depreciation and amortization.  We review these assets for possible impairment using the guidance in FASB ASC Topic 350, Intangibles - Goodwill and Other, for goodwill and other intangible assets and FASB ASC Topic 360, Property, Plant and Equipment, for property and equipment.  Our review for impairment requires the use of significant judgments about the future performance of our operating subsidiaries. Due to the many variables inherent in the estimates of the fair value of these assets, differences in assumptions could have a material effect on the impairment analyses.

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

We performed a goodwill impairment test on these reporting units as of October 1, 2021 and elected to forego the optional qualitative assessment and performed a quantitative goodwill impairment assessment instead. We estimated the fair value of each reporting unit using a weighting of two valuation methodologies: the Income Approach and the Public Company Market Multiple Method, with greatest weight placed on the Income Approach. The resulting reporting unit fair values were compared to each reporting unit's carrying value. As a result of the evaluation, we concluded that goodwill was not impaired, and the fair value of each reporting unit exceeded its carrying value for all reporting units.

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

Retirement and Post employment Benefit Obligations

We provide benefits through defined benefit pension plans and retiree medical benefit plans and under statutory requirements.

Accounting Policy

We account for pension and other retirement benefit obligations under FASB ASC Topic 715, Compensation – Retirement Benefits.  We account for post employment benefit obligations, including workers’ compensation obligations, under FASB ASC Topic 712, Compensation – Non retirement Post employment Benefits.

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

The discount rates for the primary U.S. pension plan, UMWA retiree medical plans and Black Lung obligations were:

	Primary U.S. Plan			UMWA Plans			Black Lung
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Discount rate:
Retirement cost	2.4%	3.3%	4.4%	2.3%	3.2%	4.3%	2.2%	3.1%	4.2%
Benefit obligation at year end	2.8%	2.4%	3.3%	2.8%	2.3%	3.2%	2.7%	2.2%	3.1%

Sensitivity Analysis
The discount rate we select at year end materially affects the valuations of plan obligations at year end and the calculations of net periodic expenses for the following year.  The tables below compare hypothetical plan obligation valuations for our largest plans as of December 31, 2021, actual expenses for 2021 and projected expenses for 2022 assuming we had used discount rates that were one percentage point lower or higher.

Plan Obligations at December 31, 2021

(In millions)	Hypothetical 1% lower	Actual	Hypothetical 1% higher

Primary U.S. pension plan	$939.6	830.6	741.4
UMWA plans	442.2	397.4	359.9

Actual 2021 and Projected 2022 Expense (Income)

(In millions, except for percentages)		Hypothetical sensitivity analysis for discount rate assumption			Hypothetical sensitivity analysis for discount rate assumption
	Actual	1% lower	1% higher	Projected	1% lower	1% higher
Years Ending December 31,	2021	2021	2021	2022	2022	2022

Primary U.S. pension plan
Discount rate assumption	2.4%	1.4%	3.4%	2.8%	1.8%	3.8%
Retirement cost	$7.4	13.9	1.8	$(2.8)	3.2	(8.1)

UMWA plans
Discount rate assumption	2.3%	1.3%	3.3%	2.8%	1.8%	3.8%
Retirement cost	$10.3	11.2	9.3	$5.2	6.1	4.2

Expected-Return-on-Assets Assumption
Our expected-return-on-assets assumption, which materially affects our net periodic benefit cost, reflects the long-term average rate of return we expect the plan assets to earn. We select the expected-return-on-assets assumption using advice from our investment advisor considering each plan’s asset allocation targets and expected overall investment manager performance and a review of the most recent long-term historical average compounded rates of return, as applicable. We selected 7.00% as the expected-return-on-assets assumption for our primary U.S. pension plan and 8.00% for our UMWA retiree medical plans for actual 2021 expense. We selected 7.00% as the expected-return-on-assets assumption for our primary U.S. pension plan and 8.00% for our UMWA retiree medical plans for projected 2022 expense.

The twenty to thirty year compound annual return of our primary U.S. pension plan has averaged from 7.5% to 8.7%.

Sensitivity Analysis
Effect of using different expected-rate-of-return assumptions. Our 2021 and projected 2022 expense would have been different if we had used different expected-rate-of-return assumptions. For every hypothetical change of one percentage point in the assumed long-term rate of return on plan assets (and holding other assumptions constant), our actual 2021 and projected 2022 expense would be as follows:

(In millions, except for percentages)		Hypothetical sensitivity analysis for expected-return-on asset assumption			Hypothetical sensitivity analysis for expected-return-on asset assumption
	Actual	1% lower	1% higher	Projected	1% lower	1% higher
Years Ending December 31,	2021	2021	2021	2022	2022	2022

Expected-return-on-asset assumption
Primary U.S. pension plan	7.00%	6.00%	8.00%	7.00%	6.00%	8.00%
UMWA plans	8.00%	7.00%	9.00%	8.00%	7.00%	9.00%

Primary U.S. pension plan	$7.4	14.2	0.6	$(2.8)	4.2	(9.8)
UMWA plans	10.3	11.8	8.8	5.2	6.9	3.6

Effect of improving or deteriorating actual future market returns.  Our funded status at December 31, 2022, and our 2023 expense will be different from currently projected amounts if our projected 2022 returns are better or worse than the returns we have assumed for each plan.

(In millions, except for percentages)		Hypothetical sensitivity analysis of 2022 asset return better or worse than expected
Years Ending December 31,	Projected	Better return	Worse return

Return on investments in 2022
Primary U.S. pension plan	7.00%	14.00%	—%
UMWA plans	8.00%	16.00%	—%

Projected Funded Status at December 31, 2022
Primary U.S. pension plan	$(42)	9	(94)
UMWA plans	(217)	(203)	(230)

2023 Expense(a)
Primary U.S. pension plan	$(7)	(9)	(5)
UMWA plans	5	3	8

(a)Actual future returns on investments will not affect our earnings until 2023 since the earnings in 2022 will be based on the "expected return on assets" assumption.

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

(In millions)	Based on market-related value of assets			Hypothetical(a)
	Actual	Projected	Projected
Years Ending December 31,	2021	2022	2023	2021	2022	2023

Primary U.S. pension plan expense	$7.4	(2.8)	(6.5)	$(1.7)	(10.3)	(11.9)

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

For the UMWA plans, our largest retiree medical plans, we have assumed a medical inflation rate of 5.8% for 2022, and we project this rate to decline to 5% in 2030 and hold at 5% thereafter.  Our overall medical inflation rate assumption, including the assumption that medical inflation rates will gradually decline over the next nine years and hold at 5%, is based on macroeconomic assumptions of gross domestic growth rates, the excess of national health expenditures over other goods and services, and population growth. Our assumption of a medical inflation rate of 5.8% for 2022 is based on our recent actual experience. The average annual medical inflation rate of the Company over the last five to eleven years ranged from 0.3% to 4.3%.

If we had assumed that medical inflation rates were one percentage point higher in each future year, the plan obligation for these plans at December 31, 2021, would have been approximately $45.3 million higher and the expense for 2021 would have been $1.1 million higher.  If we had assumed that the medical inflation rates were one percentage point lower, the plan obligation at December 31, 2021, would have been approximately $38.8 million lower and the related 2021 expenses would have been $0.9 million lower.

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

Numbers of Participants
Mortality tables.  We use the Society of Actuaries base mortality tables for private sector plans, Pri-2012, and the Mercer modified MP-2021 projection scale, with a Blue Collar adjustment factor for the majority of our U.S. retirement plans and a White Collar adjustment factor for our nonqualified U.S. pension plan.

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

Number of participants. The number of participants by major plan in the past five years is as follows:

	Number of participants
Plan	2021	2020	2019	2018	2017
UMWA plans	2,700	2,900	3,000	3,200	3,300
Black Lung	800	700	800	800	760
U.S. pension	10,800	11,000	11,200	14,000	14,200

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

Highly Inflationary Economies
Foreign subsidiaries that operate in highly inflationary countries must use the reporting currency (the U.S. dollar) as the functional currency.  Local-currency monetary assets and liabilities are remeasured into dollars each balance sheet date, with remeasurement adjustments and other transaction gains and losses recognized in earnings.  Other than nonmonetary equity and available for sale debt securities, nonmonetary assets and liabilities do not fluctuate with changes in local currency exchange rates to the dollar. For nonmonetary equity securities traded in highly inflationary economies, the fair market value of the equity securities are remeasured at the current exchange rates to determine gain or loss to be recorded in net income. For nonmonetary available for sale debt securities traded in highly inflationary economies, the fair market value of these debt securities are remeasured at the current exchange rates, with changes recorded in the gains (losses) on marketable securities component of accumulated other comprehensive income (loss). We reclassify amounts from accumulated other comprehensive income (loss) into earnings when these debt securities are sold.

Application of Accounting Policy

Argentina
We operate in Argentina through wholly owned subsidiaries and a smaller controlled subsidiary (together "Brink's Argentina"). Revenues from Brink's Argentina represented approximately 4% of our consolidated revenues for the year ended December 31, 2021 and 5% and 6% of our consolidated revenues for the years ended December 31, 2020 and 2019, respectively.

The operating environment in Argentina continues to present business challenges, including ongoing devaluation of the Argentine peso and significant inflation. For the year ended December 31, 2019, the Argentine peso declined by approximately 37% (from 37.6 to 59.9 pesos to the U.S. dollar). For the year ended December 31, 2020, the Argentine peso declined by approximately 29% (from 59.9 to 84.0 pesos to the U.S. dollar). For the year ended December 31, 2021, the Argentine peso declined approximately 19% (from 84.0 to 103.1 pesos to the U.S. dollar).

Beginning July 1, 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, we consolidated Brink's Argentina using our accounting policy for subsidiaries operating in highly inflationary economies beginning with the third quarter of 2018. Argentine peso-denominated monetary assets and liabilities are now remeasured at each balance sheet date using the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In 2021, we recognized $9.0 million pretax remeasurement losses. In 2020 and in 2019, we recognized $7.7 million and $11.3 million pretax remeasurement losses, respectively.

At December 31, 2021, Argentina's economy remained highly inflationary for accounting purposes. At December 31, 2021, we had net monetary assets denominated in Argentine pesos of $60.1 million, including cash of $52.9 million. At December 31, 2021, we had net nonmonetary assets of $155.3 million, including $99.8 million of goodwill, $8.2 million in equity securities denominated in Argentine pesos and $4.3 million in debt securities denominated in Argentine pesos.

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

During the third quarter of 2020 and during the fourth quarter of 2019, we elected to use other market mechanisms to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms generally settle at rates that are less favorable than the rates at which we remeasure the financial statements of Brink’s Argentina. As a result, we recognized $10.4 million in 2020 and $4.7 million in 2019 of such conversion losses when we converted Argentine pesos into U.S. dollars at rates that were approximately 100% and 25% less favorable than the rates at which we remeasured the financial statements of Brink’s Argentina. These conversion losses are classified in the consolidated statements of operations as other operating income (expense). We did not have any such conversion losses in 2021.

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

The sensitivity analyses discussed below for the market risk exposures were based on the facts and circumstances in effect at December 31, 2021. Actual results will be determined by a number of factors that are not under management’s control and could vary materially from those disclosed.

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

Our floating rate debt typically is based on an underlying floating rate component as well as a fixed rate margin component. Based on the contractual interest rates on our floating rate debt at December 31, 2021, a hypothetical 10% increase in rates would increase cash outflows by approximately $0.5 million over a twelve-month period.  In other words, the weighted-average interest rate on our floating rate instruments (including any fixed rate margin component) was 2.56% per annum at December 31, 2021.  If the underlying floating rate component were to increase by 10%, our average rate on this debt would increase by 0.03 percentage points to 2.59%.  The effect on the fair values of our $600 million and $400 million unsecured senior notes of a hypothetical 10% decrease in the yield curve from year-end 2021 levels would result in a $19.4 million increase in the fair value of our unsecured senior notes.

Foreign Currency Risk

We have exposure to the effects of foreign currency exchange rate fluctuations on the results of all of our foreign operations.  Our foreign operations generally use local currencies to conduct business, but their results are reported in U.S. dollars.

We are also exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of our domestic and foreign operations. To mitigate these exposures, we enter into foreign currency forward and swap contracts from time to time. At December 31, 2021, the notional value of our shorter outstanding foreign currency forward and swap contracts was $614.0 million with average contract maturities of approximately one month. These contracts primarily offset exposures in the euro, the British pound and the Mexican peso. Additionally, these contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings.

In the first quarter of 2019, we entered into a long term cross currency swap contract to hedge exposure in Brazilian real, which is designated as a cash flow hedge for accounting purposes. At December 31, 2021, the notional value of this long term contract was $75 million with a weighted-average remaining maturity of 1.3 years. The effect on the fair value of these cross currency swaps of a hypothetical 10% appreciation in the forward Brazilian real exchange rates from year-end 2021 levels would result in a $7.5 million change in fair values, changing the December 31, 2021 net asset of $26.3 million to a net asset of $18.8 million.

In the second quarter of 2021, we entered into ten cross currency swaps to hedge a portion of our net investments in certain of our subsidiaries with euro functional currencies. At December 31, 2021, the notional value of this long term contract was $400 million with a weighted-average remaining maturity of 6.2 years. The effect on the fair value of these cross currency swaps of a hypothetical 10% appreciation in the forward April 2031 euro exchange rate from year-end 2021 levels would result in a $37.2 million change in fair values, changing the December 31, 2021 net asset of $28.5 million to a net liability of $8.7 million.

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from the 2021 levels against all other currencies of countries in which we have continuing operations are as follows:

(In millions)	Hypothetical Effects Increase/ (decrease)

Effect on Earnings:
Translation of 2021 earnings into U.S. dollars(a)	$(18.9)
Transaction gains (losses)(b)	(5.8)
Effect on Other Comprehensive Income (Loss):
Translation of net assets of foreign subsidiaries (b)	(132.7)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
THE BRINK’S COMPANY
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2021 AND 2020
AND FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2021

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013).”

Management excluded from its assessment of the effectiveness of internal control over financial reporting, the Kuwait operations acquired from G4S in February 2021 and the PAI operations acquired in April 2021. The financial statements of these operations constitute 7% of total assets and 3% of revenue of the consolidated financial statement amounts as of and for the year ended December 31, 2021.

Based on this assessment, our management believes that, as of December 31, 2021, our internal control over financial reporting is effective based on the COSO criteria.

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

Opinion on Internal Control Over Financial Reporting

We have audited The Brink's Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Kuwait operations from G4S plc (G4S) in February 2021 and PAI Midco, Inc. (PAI) in April 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, Kuwait operations from G4S and PAI’s internal control over financial reporting associated with total assets of 7 percent and total revenues of 3 percent included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Kuwait operations from G4S and PAI.

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
February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
The Brink's Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Brink's Company and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Valuation of goodwill for the Europe reporting unit

As discussed in Note 8 to the consolidated financial statements, the goodwill balance as of December 31, 2021 was $1,411.7 million, a portion of which related to the Europe reporting unit. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that it is more likely than not that an impairment may have occurred. The impairment test is performed by comparing the estimated fair value of a reporting unit to the carrying value of the reporting unit. The Company estimates the fair value using a weighting of two valuation methodologies, with greater weight placed on the income approach.

We identified the evaluation of the Company’s assessment of goodwill for impairment for the Europe reporting unit as a critical audit matter. The revenue growth rates, forecasted operating margin and the discount rate used to estimate the fair value of the Europe reporting unit in the income approach are inherently uncertain and required management to make significant estimates and judgments related to the future results of operations. In addition, individuals with specialized skills and knowledge were required to assess the discount rate used to estimate the fair value of the Europe reporting unit in the income approach.

The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s assessment of goodwill for impairment, including controls related to the:

•determination of the revenue growth rates and forecasted operating margin
•selection of the discount rate.

We performed sensitivity analyses over the revenue growth rate and forecasted operating margin to assess their impact on the Company’s determination that the fair value of the Europe reporting unit exceeded its carrying value. We evaluated the forecasted revenue growth rates and operating margin used to value the Europe reporting unit by comparing them to budgets, supporting documentation, and to historical growth rates. We compared the Company’s historical revenue and operating margin forecasts for the Europe reporting unit to actual results to assess the Company’s ability to accurately forecast. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•evaluating the discount rate used in the fair value model in the income approach by comparing it against a discount rate that was independently developed using publicly available market data for comparable entities
•developing an estimate of the Europe reporting unit’s fair value using the Company’s cash flow forecast and an independently developed discount rate, and comparing the results of our estimate to the Company’s estimate.

Fair value of acquired customer relationship intangible asset

As discussed in Note 7 to the consolidated financial statements, the Company accounts for business combinations under the acquisition method of accounting by recording assets acquired and liabilities assumed at fair value. On April 1, 2021, the Company acquired PAI, Midco Inc. (PAI) for $215.5 million and the Company recorded an intangible asset representing the generation of future income from PAI’s existing customers. The preliminary fair value for the customer relationship intangible asset was $60 million.

We identified the evaluation of the fair value of a customer relationship intangible asset acquired in the PAI transaction as a critical audit matter due to the high degree of subjectivity in evaluating certain inputs in the discounted cash flow model used to determine the fair value of the asset. The key assumptions used within the valuation model included expected future revenue growth, forecasted earnings before interest, taxes, depreciation, and amortization (EBITDA) margin, customer attrition rate, and the discount rate applied. Changes in these assumptions could have a meaningful impact on the fair value of the customer relationship intangible asset.

The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process, including controls related to the:

•development of the expected future revenue growth
•determination of the forecasted EBITDA margin
•determination of the customer attrition rate, and
•selection of the discount rate.

We evaluated the expected future revenue growth and forecasted EBITDA margin by comparing these amounts to the historical revenue growth and EBITDA margin of the acquired entity, and to the forecasted revenue growth of peer companies. We evaluated the customer attrition rate against the Company’s historical customer attrition rate. We involved valuation professionals with specialized skills and knowledge who assisted in:

•performing sensitivity analyses over future revenue growth, forecasted EBITDA margin, attrition rate, and discount rate to assess the impact of changes in those assumptions on the Company’s determination of the fair value estimate of the customer relationship intangible asset
•evaluating the Company’s discount rate by comparing it against a discount rate that was independently developed using publicly available market data for comparable entities
•developing a fair value estimate of the customer relationship intangible asset using the Company’s cash flow projections and independently developed discount rate and comparing it to the Company’s estimate.

/s/ KPMG LLP
We have served as the Company’s auditor since 2020.

Richmond, Virginia
February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Brink’s Company

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), equity, and cash flows, of The Brink’s Company and subsidiaries (the "Company") for the year ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the 2019 financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America..

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

THE BRINK’S COMPANY
and subsidiaries

Consolidated Balance Sheets

	December 31,
(In millions, except for per share amounts)	2021	2020

ASSETS

Current assets:
Cash and cash equivalents	$710.3	620.9
Restricted cash	376.4	322.0
Accounts receivable (net of allowance: 2021 - $16.9; 2020 - $30.7)	701.8	679.1
Prepaid expenses and other	211.0	192.8
Total current assets	1,999.5	1,814.8

Right-of-use assets, net	299.1	322.0
Property and equipment, net	865.6	838.2
Goodwill	1,411.7	1,219.2
Other intangibles	491.2	426.1
Deferred income taxes	239.4	314.9
Other	260.2	200.4

Total assets	$5,566.7	5,135.6

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$9.8	14.2
Current maturities of long-term debt	115.2	137.3
Accounts payable	211.2	206.0
Accrued liabilities	877.3	779.2
Restricted cash held for customers	215.5	199.5
Total current liabilities	1,429.0	1,336.2

Long-term debt	2,841.7	2,334.2
Accrued pension costs	219.3	322.1
Retirement benefits other than pensions	322.2	379.7
Lease liabilities	241.8	267.2
Deferred income taxes	49.2	42.7
Other	210.9	251.0
Total liabilities	5,314.1	4,933.1

Commitments and contingent liabilities (notes 4, 5, 15, 17, 23 and 24)

Equity:
The Brink’s Company (“Brink’s”) shareholders:
Common stock, par value $1 per share:
Shares authorized: 100.0
Shares issued and outstanding: 2021 - 47.4; 2020 - 49.5	47.4	49.5
Capital in excess of par value	670.6	671.8
Retained earnings	312.9	407.5
Accumulated other comprehensive income (loss):
Benefit plan adjustments	(474.0)	(614.8)
Foreign currency translation	(425.7)	(363.2)
Unrealized losses on available-for-sale securities	(0.1)	—
Losses on cash flow hedges	(8.1)	(22.0)
Accumulated other comprehensive loss	(907.9)	(1,000.0)

Brink’s shareholders	123.0	128.8

Noncontrolling interests	129.6	73.7

Total equity	252.6	202.5

Total liabilities and equity	$5,566.7	5,135.6
See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
(In millions, except for per share amounts)	2021	2020	2019

Revenues	$4,200.2	3,690.9	3,683.2

Costs and expenses:
Cost of revenues	3,235.8	2,877.3	2,832.1
Selling, general and administrative expenses	629.7	584.5	604.9
Total costs and expenses	3,865.5	3,461.8	3,437.0
Other operating income (expense)	20.0	(15.6)	(9.4)

Operating profit	354.7	213.5	236.8

Interest expense	(112.2)	(96.5)	(90.6)
Interest and other nonoperating income (expense)	(7.0)	(37.7)	(52.7)
Income from continuing operations before tax	235.5	79.3	93.5
Provision for income taxes	120.3	56.6	61.0

Income from continuing operations	115.2	22.7	32.5

Income (loss) from discontinued operations, net of tax	2.1	(0.8)	0.7

Net income	117.3	21.9	33.2
Less net income attributable to noncontrolling interests	12.1	5.9	4.2

Net income attributable to Brink’s	$105.2	16.0	29.0

Amounts attributable to Brink’s:
Continuing operations	$103.1	16.8	28.3
Discontinued operations	2.1	(0.8)	0.7

Net income attributable to Brink’s	$105.2	16.0	29.0

Earnings (loss) per share attributable to Brink’s common shareholders(a):
Basic:
Continuing operations	$2.08	0.33	0.56
Discontinued operations	0.04	(0.02)	0.01
Net income	2.12	0.32	0.58

Diluted:
Continuing operations	$2.06	0.33	0.55
Discontinued operations	0.04	(0.02)	0.01
Net income	2.10	0.31	0.57

Weighted-average shares
Basic	49.5	50.4	50.2
Diluted	50.1	50.8	51.1

(a) Amounts may not add due to rounding.

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(In millions)	2021	2020	2019

Net income	$117.3	21.9	33.2

Benefit plan adjustments:
Benefit plan actuarial gains (losses)	189.4	(37.0)	27.1
Benefit plan prior service costs	(4.3)	(5.3)	(4.1)
Deferred profit sharing	(0.4)	0.7	0.4
Total benefit plan adjustments	184.7	(41.6)	23.4

Foreign currency translation adjustments	(58.9)	24.2	(0.1)
Unrealized net losses on available-for-sale securities	(0.1)	—	—
Gains (losses) on cash flow hedges	19.1	(11.2)	(19.0)
Other comprehensive income (loss) before tax	144.8	(28.6)	4.3
Provision (benefit) for income taxes	55.3	(12.4)	0.4

Other comprehensive income (loss)	89.5	(16.2)	3.9

Comprehensive income	206.8	5.7	37.1
Less comprehensive income attributable to noncontrolling interests	9.5	10.7	5.0

Comprehensive income (loss) attributable to Brink’s	$197.3	(5.0)	32.1

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Consolidated Statements of Equity

Years Ended December 31, 2021, 2020 and 2019

(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCI*	Noncontrolling Interests	Total
Balance as of December 31, 2018	49.7	$49.7	628.2	429.1	(953.3)	12.9	166.6
Cumulative effect of change in accounting principle(a)	—	—	—	28.8	(28.8)	—	—
Net income	—	—	—	29.0	—	4.2	33.2
Other comprehensive income	—	—	—	—	3.1	0.8	3.9
Shares repurchased	—	—	(0.5)	0.5	—	—	—
Dividends to:
Brink’s common shareholders ($0.60 per share)	—	—	—	(29.9)	—	—	(29.9)
Noncontrolling interests	—	—	—	—	—	(2.3)	(2.3)
Share-based compensation:
Stock options and awards:
Compensation expense	—	—	42.7	—	—	—	42.7
Other share-based benefit transactions	0.4	0.4	(7.1)	(0.1)	—	—	(6.8)
Capital contributions from noncontrolling interest	—	—	—	—	—	0.2	0.2
Balance as of December 31, 2019	50.1	50.1	663.3	457.4	(979.0)	15.8	207.6
Cumulative effect of change in accounting principle(b)	—	—	—	(1.7)	—	—	(1.7)
Net income	—	—	—	16.0	—	5.9	21.9
Other comprehensive income (loss)	—	—	—	—	(21.0)	4.8	(16.2)
Shares repurchased	(1.1)	(1.1)	(14.9)	(34.0)	—	—	(50.0)
Dividends to:
Brink’s common shareholders ($0.60 per share)	—	—	—	(30.1)	—	—	(30.1)
Noncontrolling interests	—	—	—	—	—	(16.8)	(16.8)
Share-based compensation:
Stock options and awards:
Compensation expense	—	—	31.3	—	—	—	31.3
Other share-based benefit transactions	0.5	0.5	(7.9)	(0.1)	—	—	(7.5)
Acquisitions with noncontrolling interests	—	—	—	—	—	64.0	64.0
Balance as of December 31, 2020	49.5	49.5	671.8	407.5	(1,000.0)	73.7	202.5
Cumulative effect of change in accounting principle(c)	—	—	—	0.5	—	—	0.5
Net income	—	—	—	105.2	—	12.1	117.3
Other comprehensive income (loss)	—	—	—	—	92.1	(2.6)	89.5
Shares repurchased	(2.4)	(2.4)	(34.6)	(163.0)	—	—	(200.0)
Dividends to:
Brink’s common shareholders ($0.75 per share)	—	—	—	(37.2)	—	—	(37.2)
Noncontrolling interests	—	—	—	—	—	(5.1)	(5.1)
Share-based compensation:
Stock options and awards:
Compensation expense	—	—	33.1	—	—	—	33.1
Consideration from exercise of stock options	—	—	2.3	—	—	—	2.3
Other share-based benefit transactions	0.3	0.3	(2.0)	(0.1)	—	—	(1.8)
Acquisitions with noncontrolling interests	—	—	—	—	—	51.4	51.4
Capital contributions from noncontrolling interest	—	—	—	—	—	0.1	0.1
Balance as of December 31, 2021	47.4	$47.4	670.6	312.9	(907.9)	129.6	252.6
(a)Effective January 1, 2019, we adopted the provisions of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. We recognized a cumulative effect adjustment to January 1, 2019 retained earnings as a result of adopting this standard. See Note 1 for further details.
(b)Effective January 1, 2020, we adopted the provisions of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. We recognized a cumulative effect adjustment to January 1, 2020 retained earnings as a result of adopting this standard. See Note 1 for further details.
(c)Effective January 1, 2021, we adopted the provisions of ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. We recognized a cumulative effect adjustment to January 1, 2021 retained earnings as a result of adopting this standard. See Note 1 for further details.

* Accumulated other comprehensive income (loss)

See accompanying notes to consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(In millions)	2021	2020	2019
Cash flows from operating activities:
Net income	$117.3	21.9	33.2
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(2.1)	0.8	(0.7)
Depreciation and amortization	239.5	206.8	185.0
Share-based compensation expense	33.1	31.3	42.7
Deferred income taxes	14.6	(28.2)	(33.3)
Gains on sale of property, equipment and marketable securities	(17.7)	(11.6)	(2.9)
Gain on business dispositions	—	(4.1)	—
Impairment losses	9.5	11.6	7.7
Retirement benefit funding (more) less than expense:
Pension	12.4	9.5	24.1
Other than pension	14.2	14.3	16.0
Remeasurement losses due to Argentina currency devaluation	9.0	7.7	11.3
Other operating	(5.8)	15.6	18.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and income taxes receivable	(21.2)	45.1	15.8
Accounts payable, income taxes payable and accrued liabilities	45.1	(114.5)	35.0
Restricted cash held for customers	60.2	116.3	23.7
Customer obligations	15.7	(6.5)	11.4
Prepaid and other current assets	(16.8)	(24.5)	(11.3)
Other	(29.0)	26.2	(7.2)
Net cash provided by operating activities	478.0	317.7	368.6

Cash flows from investing activities:
Capital expenditures	(167.9)	(118.5)	(164.8)
Acquisitions, net of cash acquired	(313.2)	(439.7)	(183.9)
Dispositions, net of cash disposed	—	(2.6)	11.2
Marketable securities:
Purchases	(15.6)	(2.9)	(11.8)
Sales	35.1	2.0	1.3
Cash proceeds from sale of property, equipment and investments	7.7	5.3	10.3
Redemption of cash-surrender value of life insurance policies	—	—	7.8
Other	(0.8)	(9.0)	(3.1)
Net cash used by investing activities	(454.7)	(565.4)	(333.0)

Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term borrowings	(4.3)	(3.9)	(14.8)
Cash supply chain customer debt	—	(10.5)	—
Long-term revolving credit facilities:
Borrowings	3,385.5	897.8	892.7
Repayments	(2,836.8)	(1,008.9)	(1,117.8)
Other long-term debt:
Borrowings	7.7	1,022.6	335.0
Repayments	(140.7)	(98.5)	(63.8)
Settlement of acquisition-related contingencies	6.2	9.7	—
Payment of acquisition-related obligation	(4.0)	(7.3)	(20.3)
Debt financing costs	(0.8)	(13.2)	(4.0)
Repurchase shares of Brink's common stock	(200.0)	(50.0)	—
Dividends to:
Shareholders of Brink’s	(37.2)	(30.1)	(29.9)
Noncontrolling interests in subsidiaries	(5.1)	(16.8)	(2.3)
Proceeds from exercise of stock options	2.3	—	—
Tax withholdings associated with share-based compensation	(5.5)	(10.3)	(8.9)
Cross currency swap contract	4.0	3.1	(3.9)
Net cash provided (used) by financing activities	171.3	683.7	(38.0)
Effect of exchange rate changes on cash and cash equivalents	(50.8)	37.9	(8.1)
Cash, cash equivalents and restricted cash:
Increase (decrease)	143.8	473.9	(10.5)
Balance at beginning of period	942.9	469.0	479.5
Balance at end of period	$1,086.7	942.9	469.0
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

Restricted Cash
Cash that is held for a specific purpose and is not available for immediate or general business use due to external restrictions is classified in our consolidated balance sheets as restricted cash. In Malaysia, we offer ATM replenishment services to certain of our financial institution customers. Providing this service requires our Malaysia subsidiary to take temporary title to the cash received in advance of ATM replenishment. The cash for which we have temporary title is restricted and cannot be used for any other purpose other than to service our customers who participate in this service offering. In France, we offer services to certain of our customers where we manage some or all of their cash supply chains. In connection with this offering, we take temporary title to certain customers' cash, which is included as restricted cash in our financial statements due to customer agreement or regulation. In addition, in accordance with a revolving credit facility, we are required to maintain a restricted cash reserve and, due to this contractual restriction, we have classified these amounts as restricted cash (see Note 20).

Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  We assess the collectability of our receivables on a pool basis, which we aggregate by geographical location. We determine historical loss rates for each pool and these historical loss rates represent the primary assumption used in estimating the allowance for doubtful accounts. We monitor the aging of accounts receivables by country along with any significant economic events to identify any current or expected trends and risks within a pool that could impact the collectability of receivables that were not contemplated or relevant during a previous period. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. See "Internal Loss" and "New Accounting Standards" sections below as well as Note 16 for further information.

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

Leased property and equipment meeting financing lease criteria are capitalized at the lower of the present value of the related lease payments or the fair value of the leased asset at the inception of the lease.  Amortization is calculated on the straight-line method based on the lease term. See Note 17 for further information.

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

Goodwill and Other Intangible Assets
Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired.  Intangible assets arising from business acquisitions include customer lists, customer relationships, developed technology, covenants not to compete, trademarks and other identifiable intangibles.  At December 31, 2021, finite-lived intangible assets have remaining useful lives ranging from 1 to 15 years and are amortized based on the pattern in which the economic benefits are used or on a straight-line basis.

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

During the fourth quarter of 2020, we implemented changes to our organization and management structure. Based on our preliminary evaluation for year-end 2020 reporting, we changed our reporting units from eight reporting units to nine reporting units. During the first quarter of 2021, we finalized our evaluation and changed from nine reporting units to four reporting units, which are equal to our operating segments:

•North America
•Latin America
•Europe
•Rest of World

We were not required to reallocate goodwill after the reporting unit change as each of the previously identified nine reporting units is completely included in one of the four new reporting units. We performed a goodwill impairment test on these reporting units as of October 1, 2021 and elected to forego the optional qualitative assessment and performed a quantitative goodwill impairment assessment instead. We estimated the fair value of each reporting unit using a weighting of two valuation methodologies: the Income Approach and the Public Company Market Multiple Method, with greatest weight placed on the Income Approach. The resulting reporting unit fair values were compared to each reporting unit's carrying value. As a result of the evaluation, we concluded that goodwill was not impaired, and the fair value of each reporting unit exceeded its carrying value for all reporting units.

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

Foreign subsidiaries that operate in highly inflationary countries use the U.S. dollar as their functional currency.  Local currency monetary assets and liabilities are remeasured into U.S. dollars using rates of exchange as of each balance sheet date, with remeasurement adjustments and other transaction gains and losses recognized in earnings.  Other than nonmonetary equity and available for sale debt securities, nonmonetary assets and liabilities do not fluctuate with changes in local currency exchange rates to the dollar. For nonmonetary equity securities traded in highly inflationary economies, the fair market value of the equity securities are remeasured at the current exchange rates to determine gain or loss to be recorded in net income. For nonmonetary available for sale debt securities traded in highly inflationary economies, the fair market value of these debt securities are remeasured at the current exchange rates, with changes recorded in the gains (losses) on marketable securities component of accumulated other comprehensive income (loss). We reclassify amounts from accumulated other comprehensive income (loss) into earnings when these debt securities are sold. Revenues and expenses are translated at rates of exchange in effect during the year. See "Venezuela" and "Argentina" sections below for further information.

Argentina
We operate in Argentina through wholly owned subsidiaries and a smaller controlled subsidiary (together "Brink's Argentina"). Revenues from Brink's Argentina represented approximately 4% of our consolidated revenues for the year ended December 31, 2021 and 5% and 6% of our consolidated revenues for the years ended December 31, 2020 and 2019, respectively.

The operating environment in Argentina continues to present business challenges, including ongoing devaluation of the Argentine peso and significant inflation. For the year ended December 31, 2019, the Argentine peso declined by approximately 37% (from 37.6 to 59.9 pesos to the U.S. dollar). For the year ended December 31, 2020, the Argentine peso declined by approximately 29% (from 59.9 to 84.0 pesos to the U.S. dollar). For the year ended December 31, 2021, the Argentine peso declined approximately 19% (from 84.0 to 103.1 pesos to the U.S. dollar).

Beginning July 1, 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, we consolidated Brink's Argentina using our accounting policy for subsidiaries operating in highly inflationary economies beginning with the third quarter of 2018. Argentine peso-denominated monetary assets and liabilities are now remeasured at each balance sheet date using the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In 2021, we recognized $9.0 million in pretax remeasurement loss. In 2020 and in 2019, we recognized $7.7 million and $11.3 million pretax remeasurement losses, respectively.

At December 31, 2021, Argentina's economy remains highly inflationary for accounting purposes. At December 31, 2021, we had net monetary assets denominated in Argentine pesos of $60.1 million (including cash of $52.9 million) and net nonmonetary assets of $155.3 million (including $99.8 million of goodwill, $8.2 million in equity securities denominated in Argentine pesos and $4.3 million in debt securities denominated in Argentine pesos).

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

During the third quarter of 2020 and during the fourth quarter of 2019, we elected to use other market mechanisms to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms generally settle at rates that are less favorable than the rates at which we remeasure the financial statements of Brink’s Argentina. As a result, we recognized $10.4 million in 2020 and $4.7 million in 2019 of such conversion losses when we converted Argentine pesos into U.S. dollars at rates that were approximately 100% and 25% less favorable than the rates at which we remeasured the financial statements of Brink’s Argentina. These conversion losses are classified in the consolidated statements of operations as other operating income (expense). We did not have any such conversion losses in 2021.

Although the Argentine government has implemented currency controls, Brink’s management continues to provide guidance and strategic oversight, including budgeting and forecasting for Brink’s Argentina. We continue to control our Argentina business for purposes of consolidation of our financial statements and continue to monitor the situation in Argentina.

Venezuela
Our Venezuelan operations offer transportation and route-based logistics management services for cash and valuables throughout Venezuela.  Currency exchange regulations, combined with other government regulations, such as price controls and strict labor laws, significantly limit our ability to make and execute operational decisions at our Venezuelan subsidiaries. As a result of the conditions, we do not meet the accounting criteria for control over our Venezuelan operations and, as a result, we began reporting the results of our investment in our Venezuelan subsidiaries using the cost method of accounting, the basis of which approximates zero. Prior to the imposition of the U.S. government sanctions, we provided immaterial amounts of financial support to our Venezuela operations. We continue to monitor the situation in Venezuela, including the imposition of sanctions by the U.S. government targeting Venezuela.

Internal loss
A former non-management employee in our U.S. global services operations embezzled funds from Brink's in prior years. Except for a small deductible amount, the amount of the internal loss related to the embezzlement was covered by our insurance. In an effort to cover up the embezzlement, the former employee intentionally misstated the underlying accounts receivable subledger data. In 2019, we incurred $4.5 million in costs (primarily third party expenses) to reconstruct the accounts receivables subledger. In 2020, we incurred an additional $0.3 million in costs related to this activity. In the third quarter of 2019, we were able to identify $4.0 million of revenues billed and collected in prior periods which had never been recorded in the general ledger.  We also identified and recorded $0.3 million in bank fees, which had been incurred in prior periods. The rebuild of the subledger was completed during the third quarter of 2019. Based on the reconstructed subledger, we were able to analyze and quantify the uncollected receivables from prior periods. Although we planned to attempt to collect these receivables, we estimated an increase to bad debt expense of $13.7 million in the third quarter of 2019.

The estimate of the allowance for doubtful accounts was adjusted in the fourth quarter of 2019 for an additional $6.4 million and again in 2020 for an additional $6.6 million. In 2021, we recognized a decrease in bad debt expense of $3.7 million, primarily related to collection of these receivables. We also recognized $1.3 million of legal charges in 2021 as we attempted to collect additional insurance recoveries related to these receivable losses. In the fourth quarter of 2021, we successfully collected $18.8 million of insurance recoveries related to these internal losses.

We defined accounts receivable impacted by the embezzlement as accounts receivable recorded as of and prior to the third quarter of 2019. In the fourth quarter of 2021, we wrote off the remaining accounts receivable of $8.1 million which had previously been fully reserved. Due to the unusual nature of this internal loss and the related errors in the subledger data, along with the fact that management has excluded these amounts when evaluating internal performance, we have excluded these amounts from segment results.

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

Core Services
CIT and basic ATM services are core services we provide to customers throughout the world. We charge customers per service performed or based on the value of goods transported. CIT services generally involve the secure transportation of cash, securities and other valuables between businesses, financial institutions and central banks. Basic ATM services are generally composed of management services, including cash replenishment and forecasting, remote monitoring, transaction processing, installation and maintenance.

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

Other Security Services
Our other security services feature the protection of airports, offices, warehouses, stores and public venues in Europe, Rest of World and Latin America.

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

Taxes collected from customers and remitted to governmental authorities are not included in revenues in the consolidated statements of operations.

Revenue Disaggregated by Reportable Segment and Type of Service

(In millions)	Core Services	High-Value Services	Other Security Services	Total
Twelve months ended December 31, 2021

Reportable Segments:
North America	$722.6	684.5	—	1,407.1
Latin America	674.1	433.6	18.3	1,126.0
Europe	459.3	318.6	139.4	917.3
Rest of World	225.1	474.0	50.7	749.8
Total reportable segments	$2,081.1	1,910.7	208.4	4,200.2

Twelve months ended December 31, 2020

Reportable Segments:
North America	$702.8	558.6	—	1,261.4
Latin America	650.5	404.6	16.8	1,071.9
Europe	382.0	239.0	132.8	753.8
Rest of World	173.8	411.5	18.5	603.8
Total reportable segments	$1,909.1	1,613.7	168.1	3,690.9

Twelve months ended December 31, 2019

Reportable Segments:
North America	$794.6	575.8	—	1,370.4
Latin America	806.9	501.6	11.3	1,319.8
Europe	232.1	185.5	132.0	549.6
Rest of World	119.7	318.0	2.2	439.9
Total reportable segments	1,953.3	1,580.9	145.5	3,679.7

Not Allocated to Segments:
Acquisitions and dispositions	—	(0.5)	—	(0.5)
Internal loss(a)	—	4.0	—	4.0
Total	$1,953.3	1,584.4	145.5	3,683.2

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

Contract Balances
Contract Assets
Although payment terms and conditions can vary, for the majority of our customer contracts, we invoice for all of the services provided to the customer within a monthly period. For certain customer contracts, the timing of our performance may precede our right to invoice the customer for the total transaction price. For example, Brink's affiliates in certain countries, primarily in Latin America, negotiate annual price adjustments with certain customers and, once the price increases are finalized, the pricing changes are made retroactive to services provided in earlier periods. These retroactive pricing adjustments are estimated and recognized as revenue with a corresponding contract asset in the same period in which the related services are performed. As the estimate of the ultimate transaction price changes, we recognize a cumulative catch-up adjustment for the change in estimate. In our Rest of World segment, certain Brink's affiliates provide services to specific customers and, per contract, a portion of the consideration is retained by the customers until the contract is completed. The retention amounts are reported as contract assets until we have the right to bill the customer for these amounts. Contract assets expected to be collected within one year ($3.0 million at December 31, 2021) are included in prepaid expenses and other on the consolidated balance sheet. Amounts not expected to be billed and collected within one year ($3.3 million at December 31, 2021) are reported in other noncurrent assets on the consolidated balance sheet.

Contract Liabilities
For other customer contracts, we may obtain the right to payment or receive customer payments prior to performing the related services under the contract. When the right to customer payments or receipt of payments precedes our performance, we recognize a contract liability.

The opening and closing balances of receivables, contract assets and contract liabilities related to contracts with customers are as follows:

(In millions)	Receivables	Contract Assets	Contract Liabilities

Opening (January 1, 2021)	$679.1	0.4	15.1
Closing (December 31, 2021)	701.8	6.3	17.9
Increase (decrease)	$22.7	5.9	2.8

The amount of revenue recognized in 2021 that was included in the January 1, 2021 contract liability balance was $12.5 million. This revenue consists of services provided to customers who had prepaid for those services prior to the current year.

Revenue recognized in 2021 from performance obligations satisfied in the prior year was not significant. This revenue is a result of changes in the transaction price of our contracts with customers.

Contract Costs
Sales commissions directly related to obtaining new contracts with customers are capitalized when incurred and are then amortized to expense ratably over the term of the contracts. At December 31, 2021, the net capitalized costs to obtain contracts was included in other assets on the consolidated balance sheet. The capitalized amounts at December 31, 2021 and December 31, 2020 were $2.0 million and $0.7 million, respectively. The amortization expense in 2021 and 2020 was $0.7 million and $0.5 million, respectfully.

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

Note 3 - Segment Information

We identify our operating segments based on how our chief operating decision maker (“CODM”) allocates resources, assesses performance and makes decisions.  Our CODM is our President and Chief Executive Officer.  Our CODM evaluates performance and allocates resources to each operating segment based on a profit or loss measure which, at the reportable segment level, excludes the following:
•Corporate expenses -  includes corporate headquarters costs, regional management costs, currency transaction gains and losses, adjustments to reconcile segment accounting policies to U.S. GAAP, and costs related to global initiatives
•Other items not allocated to segments - certain significant items such as reorganization and restructuring actions that are evaluated on an individual basis by management and are not considered part of the ongoing activities of the business are excluded from segment results. We also exclude certain costs, gains and losses related to acquisitions and dispositions of assets and of businesses. Brink's Argentina is consolidated using our accounting policy for subsidiaries operating in highly inflationary economies. We have excluded from our segment results the impact of highly inflationary accounting in Argentina, including currency remeasurement losses. Incremental costs (primarily third party expenses) incurred related to the mitigation of material weaknesses and the implementation and adoption of ASU 2016-02, the lease accounting standard which was effective for us as of January 1, 2019, are excluded from segment results. We have also excluded from our segment results amounts related to an internal loss in our U.S. global services operations. The net impact of the internal loss includes costs incurred to reconstruct an accounts receivable subledger, estimated bad debt expense as well as legal costs to recover losses from insurance. The charges related to the internal losses have been partially offset by revenue billed and collected, collections of previously reserved receivables and insurance recoveries. Finally, we have also excluded from our segment results estimated charges related to an antitrust legal matter in our Brink's Chile operations.

We currently serve customers in more than 100 countries, including 53 countries where we operate subsidiaries.

We manage our business in the following four segments:

•North America – operations in the U.S. and Canada, including the Brink’s Global Services ("BGS") line of business,
•Latin America – operations in Latin American countries where we have an ownership interest, including the BGS line of business. This segment includes operations in Mexico, which was previously reported in the North America segment,
•Europe – total operations in European countries that primarily provide services outside of the BGS line of business, and
•Rest of World – operations in the Middle East, Africa and Asia. This segment also includes total operations in European countries that primarily provide BGS services and BGS activity in Latin American countries where we do not have an ownership interest.

Prior to 2021, all business units within the operating segments followed an internal Brink's accounting policy for determining an allowance for doubtful accounts and recognizing bad debt expense. The allowance amounts reported by the operating segments were then reconciled to the required U.S. GAAP estimated consolidated allowance amount, and any differences were reported as part of Corporate expenses. During the first quarter of 2021, we changed the allowance calculation method of the U.S. business within the North America operating segment, in order to more closely align it with U.S. GAAP requirements. Differences between U.S. GAAP and existing internal policy were not significant for all other business units within the operating segments, and so no other changes were made, and reconciling amounts to U.S. GAAP for those units will continue to be reported as part of Corporate expense. For the North America segment, the impact of this change in reporting was to reduce the segment allowance and to increase segment operating profit by $12.3 million in 2021. There was no net impact to consolidated results, as a corresponding offsetting adjustment occurred on Corporate expenses.

	Revenues			Operating Profit
	Years Ended December 31,			Years Ended December 31,
(In millions)	2021	2020	2019	2021	2020	2019
Reportable Segments:
North America	$1,407.1	1,261.4	1,370.4	$148.4	91.7	104.1
Latin America	1,126.0	1,071.9	1,319.8	257.3	233.6	296.9
Europe	917.3	753.8	549.6	89.8	51.2	42.6
Rest of World	749.8	603.8	439.9	131.5	117.1	75.7
Total reportable segments	4,200.2	3,690.9	3,679.7	627.0	493.6	519.3
Reconciling Items:
Corporate items:
General, administrative and other expenses	—	—	—	(141.7)	(116.3)	(123.2)
Foreign currency transaction gains (losses)	—	—	—	2.7	(6.5)	(4.8)
Reconciliation of segment policies to GAAP(a)	—	—	—	(17.5)	10.5	0.3
Other items not allocated to segments:
Reorganization and Restructuring(b)	—	—	—	(43.6)	(66.6)	(28.8)
Acquisitions and dispositions(c)	—	—	(0.5)	(71.9)	(83.1)	(88.5)
Argentina highly inflationary impact(d)	—	—	—	(11.9)	(10.7)	(14.5)
Chile antitrust matter(e)	—	—	—	(9.5)	—	—
Internal loss(f)	—	—	4.0	21.1	(6.9)	(20.9)
Reporting compliance(g)	—	—	—	—	(0.5)	(2.1)
Total	$4,200.2	3,690.9	3,683.2	$354.7	213.5	236.8

(a)Represents adjustments to bad debt expense reported within the segments to bad debt expense required on a consolidated basis under U.S. GAAP.
(b)Management periodically implements restructuring actions targeted sections of our business. Due to the unique circumstances around the charges related to these actions, they have not been allocated to segment results.
(c)Certain acquisition-related and disposition-related items that are not considered part of the ongoing activities of the business and are special in nature are consistently excluded from segment results. These items include amortization expense for acquisition-related intangible assets and integration, transaction and restructuring costs related to business acquisitions.
(d)Beginning in the third quarter of 2018, we designated Argentina's economy as highly inflationary for accounting purposes. Currency remeasurement gains and losses related to peso-denominated monetary assets and liabilities as well as incremental expense related to nonmonetary assets are excluded from segment results.
(e)See details regarding the Chile antitrust matter at Note 23.
(f)See details regarding the impact of the Internal loss at Note 1.
(g)Costs (primarily third party expenses) related to lease accounting standard implementation and material weakness remediation. Additional information provided at page 30.

	Years Ended December 31,
(In millions)	2021	2020	2019

Capital Expenditures by Reportable Segment
North America	$40.4	27.4	40.7
Latin America	45.0	35.1	80.3
Europe	50.6	33.4	16.2
Rest of World	26.0	16.6	17.3
Total reportable segments	162.0	112.5	154.5
Corporate items	5.9	6.0	10.3
Total	$167.9	118.5	164.8

Depreciation and Amortization by Reportable Segment
Depreciation and amortization of property and equipment:
North America	$68.7	62.3	64.2
Latin America	46.2	44.0	44.8
Europe	41.4	32.2	21.3
Rest of World	23.2	20.0	11.0
Total reportable segments	179.5	158.5	141.3
Corporate items	9.7	9.1	10.8
Argentina highly inflationary impact	2.2	1.8	1.8
Acquisitions and dispositions	0.1	1.0	3.1
Reorganization and Restructuring	0.3	1.3	0.2
Depreciation and amortization of property and equipment	191.8	171.7	157.2

Amortization of intangible assets(a)	47.7	35.1	27.8
Total	$239.5	206.8	185.0
(a)Amortization of acquisition-related intangible assets has been excluded from reportable segment amounts.

	December 31,
(In millions)	2021	2020

Assets held by Reportable Segment
North America	$1,674.2	1,327.8
Latin America	1,018.9	1,029.3
Europe	1,437.8	1,432.4
Rest of World	1,070.6	911.1
Total reportable segments	5,201.5	4,700.6
Corporate items	365.2	435.0
Total	$5,566.7	5,135.6

	December 31,
(In millions)	2021	2020

Long-Lived Assets by Geographic Area(a)
Non-U.S.:
Mexico	$116.8	118.9
France	81.6	74.9
Brazil	61.8	57.9
Canada	42.0	46.2
Other	265.8	269.0
Subtotal	568.0	566.9
U.S.	297.6	271.3
Total	$865.6	838.2

(a)Long-lived assets include only property and equipment, net.

	Years Ended December 31,
(In millions)	2021	2020	2019

Revenues by Geographic Area(a)
Outside the U.S.:
Mexico	$416.1	366.3	412.4
France	373.8	336.7	373.2
Brazil	303.9	315.0	440.4
Argentina	177.5	171.2	214.4
Canada	138.3	129.8	149.8
Netherlands	129.3	97.9	—
Other	1,392.6	1,142.4	868.4
Subtotal	2,931.5	2,559.3	2,458.6
U.S.	1,268.7	1,131.6	1,224.6
Total	$4,200.2	3,690.9	3,683.2

(a)Revenues are recorded in the country where service is initiated or performed. No single customer represents more than 10% of total revenue.

	December 31,
(In millions)	2021	2020

Net assets outside the U.S.
France	$195.6	155.2
Netherlands	136.8	156.0
Mexico	131.6	154.0
Argentina	216.4	178.9
Brazil	218.1	224.1
Other non-U.S. markets	1,184.9	1,107.8
Total	$2,083.4	1,976.0

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

Components of Net Periodic Pension Cost

(In millions)	U.S. Plans			Non-U.S. Plans			Total
Years Ended December 31,	2021	2020	2019	2021	2020	2019	2021	2020	2019

Service cost	$—	—	—	$9.1	9.7	9.9	$9.1	9.7	9.9
Interest cost on projected benefit obligation	21.1	26.7	34.1	12.1	11.6	10.4	33.2	38.3	44.5
Return on assets – expected	(47.4)	(46.2)	(50.7)	(12.4)	(12.1)	(10.3)	(59.8)	(58.3)	(61.0)
Amortization of losses	34.0	28.6	19.6	6.6	5.1	4.2	40.6	33.7	23.8
Amortization of prior service cost	—	—	—	—	—	0.1	—	—	0.1
Curtailment gain	—	—	—	(0.8)	(1.5)	—	(0.8)	(1.5)	—
Settlement loss(a)	—	—	19.3	3.3	2.4	2.1	3.3	2.4	21.4
Net periodic pension cost	$7.7	9.1	22.3	$17.9	15.2	16.4	$25.6	24.3	38.7

(a)Settlement losses recognized in the U.S. in 2019 are related to an annuity contract buy-out of approximately 2,600 participants. See "2019 Annuity Contract Buy-out" below. Settlement losses outside the U.S. in 2021 relate primarily to lump-sum payouts in Canada as well as terminated employees that participate in a Mexican severance indemnity program that is accounted for as a defined benefit plan. Settlement losses outside the U.S. in 2020 and 2019 relate primarily to terminated employees that participate in a Mexican severance indemnity program that is accounted for as a defined benefit plan.

The components of net periodic pension cost other than the service cost component are included in interest and other nonoperating income (expense) in the consolidated statements of operations.

Obligations and Funded Status
Changes in the projected benefit obligation (“PBO”) and plan assets for our pension plans are as follows:

(In millions)	U.S. Plans		Non-U.S. Plans		Total
Years Ended December 31,	2021	2020	2021	2020	2021	2020

Benefit obligation at beginning of year	$908.0	826.8	519.8	318.4	1,427.8	1,145.2
Service cost	—	—	9.1	9.7	9.1	9.7
Interest cost	21.1	26.7	12.1	11.6	33.2	38.3
Participant contributions	—	—	0.4	0.7	0.4	0.7
Plan amendments	—	—	(0.7)	0.3	(0.7)	0.3
Plan combinations	—	—	7.6	1.0	7.6	1.0
Acquisitions	—	—	5.9	132.5	5.9	132.5
Curtailments	—	—	(1.1)	(1.5)	(1.1)	(1.5)
Settlements	—	—	(14.0)	(0.7)	(14.0)	(0.7)
Benefits paid	(46.9)	(44.0)	(13.8)	(21.6)	(60.7)	(65.6)
Actuarial (gains) losses	(42.7)	98.5	(16.9)	42.9	(59.6)	141.4
Foreign currency exchange effects	—	—	(16.2)	26.5	(16.2)	26.5
Benefit obligation at end of year	$839.5	908.0	492.2	519.8	1,331.7	1,427.8

Fair value of plan assets at beginning of year	$747.1	699.3	355.8	215.1	1,102.9	914.4
Return on assets – actual	63.9	91.2	22.8	49.1	86.7	140.3
Participant contributions	—	—	0.4	0.7	0.4	0.7
Plan combinations	—	—	5.0	1.0	5.0	1.0
Employer contributions	0.7	0.6	12.5	14.2	13.2	14.8
Acquisitions	—	—	—	80.3	—	80.3
Settlements	—	—	(14.0)	(0.7)	(14.0)	(0.7)
Benefits paid	(46.9)	(44.0)	(13.8)	(21.6)	(60.7)	(65.6)
Foreign currency exchange effects	—	—	(8.4)	17.7	(8.4)	17.7
Fair value of plan assets at end of year	$764.8	747.1	360.3	355.8	1,125.1	1,102.9

Funded status	$(74.7)	(160.9)	(131.9)	(164.0)	(206.6)	(324.9)

Included in:
Noncurrent asset	$—	—	18.4	—	18.4	—
Current liability, included in accrued liabilities	0.6	0.6	5.1	2.2	5.7	2.8
Noncurrent liability	74.1	160.3	145.2	161.8	219.3	322.1
Net pension liability	$74.7	160.9	131.9	164.0	206.6	324.9

Other Changes in Plan Assets and Benefit Recognized in Other Comprehensive Income (Loss)

(In millions)	U.S. Plans		Non-U.S. Plans		Total
Years Ended December 31,	2021	2020	2021	2020	2021	2020

Benefit plan net actuarial losses recognized in accumulated other comprehensive income (loss):
Beginning of year	$(321.5)	(296.6)	(82.4)	(81.5)	(403.9)	(378.1)
Net actuarial gains (losses) arising during the year	59.2	(53.5)	10.5	(5.9)	69.7	(59.4)
Reclassification adjustment for amortization of prior actuarial losses included in net income (loss)	34.0	28.6	9.9	7.5	43.9	36.1
Foreign currency exchange effects	—	—	0.7	(2.5)	0.7	(2.5)
End of year	$(228.3)	(321.5)	(61.3)	(82.4)	(289.6)	(403.9)

Benefit plan prior service cost recognized in accumulated other comprehensive income (loss):
Beginning of year	$—	—	(0.6)	(0.5)	(0.6)	(0.5)
Prior service credit (cost) from plan amendments during the year	—	—	0.7	(0.3)	0.7	(0.3)
Foreign currency exchange effects	—	—	—	0.2	—	0.2
End of year	$—	—	0.1	(0.6)	0.1	(0.6)

U.S. Plans
The net actuarial gains of $59.2 million in 2021 and losses of $53.5 million in 2020 were mainly driven by changes in the primary U.S. pension plan. The 2021 net actuarial gains arose primarily from a higher discount rate at the end of the year ($41 million) and higher actual return on assets than expected ($17 million). The 2020 net actuarial losses arose from a lower discount rate at the end of the year ($93 million) and a loss from updates to the census data ($5 million), partially offset by higher actual return on assets than expected ($45 million).

Non-U.S. Plans
The net actuarial gains of $10.5 million in 2021 were primarily due to actual return on assets being higher than expected ($10 million). The net actuarial losses of $5.9 million in 2020 were primarily due to lower discount rates at the end of the year ($45 million), largely offset by actual return on assets being higher than expected ($37 million).

Information Comparing Plan Assets to Plan Obligations
Information comparing plan assets to plan obligations as of December 31, 2021 and 2020 are aggregated below.  The accumulated benefit obligation (“ABO”) differs from the PBO in that the ABO is based on the benefit earned through the date noted.  The PBO includes assumptions about future compensation levels for plans that have not been frozen.  The total ABO for our U.S. pension plans was $839.5 million in 2021 and $908.0 million in 2020.  The total ABO for our Non-U.S. pension plans was $448.2 million in 2021 and $318.6 million in 2020.

(In millions)	U.S. Plans		Non-U.S. Plans		Total
December 31,	2021	2020	2021	2020	2021	2020

Information for pension plans with an ABO in excess of plan assets:
Fair value of plan assets	$764.8	747.1	125.9	62.3	890.7	809.4
Accumulated benefit obligation	839.5	908.0	249.8	149.6	1,089.3	1,057.6
Projected benefit obligation	839.5	908.0	276.2	175.3	1,115.7	1,083.3

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

Assumptions
The weighted-average assumptions used to determine the net pension cost and benefit obligations for our pension plans were as follows:

	U.S. Plans			Non-U.S. Plans
	2021	2020	2019	2021	2020	2019

Discount rate:
Pension cost	2.4%	3.3%	4.4%	2.3%	3.2%	4.0%
Benefit obligation at year end	2.8%	2.4%	3.3%	2.8%	2.3%	3.2%

Expected return on assets – pension cost	7.00%	7.00%	7.00%	3.55%	3.28%	5.64%

Average rate of increase in salaries(a):
Pension cost	N/A	N/A	N/A	1.9%	2.6%	2.6%
Benefit obligation at year end	N/A	N/A	N/A	1.6%	1.9%	2.6%

(a)Salary scale assumptions are determined through historical experience and vary by age and industry.  The U.S. plan benefits are frozen and will not increase due to future salary increases.

Mortality Tables for our U.S. Retirement Benefits
We use the Society of Actuaries base mortality tables for private sector plans, Pri-2012, and the Mercer modified MP-2021 projection scale, with a Blue Collar adjustment factor for the majority of our U.S. retirement plans and a White Collar adjustment factor for our nonqualified U.S. pension plan.

Estimated Future Cash Flows
Estimated Future Contributions from the Company into Plan Assets
Our policy is to fund at least the minimum actuarially determined amounts required by applicable regulations.  We do not expect to make contributions to our primary U.S. pension plan in 2022.  We expect to contribute $8.1 million to our non-U.S. pension plans and $0.7 million to our nonqualified U.S. pension plan in 2022.

Estimated Future Benefit Payments from Plan Assets to Beneficiaries
Projected benefit payments of the plans in the next 10 years using assumptions in effect at December 31, 2021, are as follows:

(In millions)	U.S. Plans	Non-U.S. Plans	Total

2022	$48.0	16.3	64.3
2023	48.1	16.6	64.7
2024	47.9	17.0	64.9
2025	47.8	17.7	65.5
2026	47.8	19.5	67.3
2027 through 2031	232.2	123.1	355.3

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

Components of Net Periodic Postretirement Cost
The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

(In millions)	UMWA Plans			Black Lung and Other Plans			Total
Years Ended December 31,	2021	2020	2019	2021	2020	2019	2021	2020	2019

Service cost	$—	—	—	$0.1	0.1	0.2	$0.1	0.1	0.2
Interest cost on APBO	9.8	12.7	17.3	3.2	3.8	3.8	13.0	16.5	21.1
Return on assets – expected	(12.3)	(13.0)	(13.3)	—	—	—	(12.3)	(13.0)	(13.3)
Amortization of losses	17.5	16.5	16.6	9.0	8.3	4.6	26.5	24.8	21.2
Amortization of prior service credit	(4.7)	(4.7)	(4.7)	(0.3)	(0.3)	(0.3)	(5.0)	(5.0)	(5.0)
Curtailment gain	—	—	—	—	—	(0.1)	—	—	(0.1)
Net periodic postretirement cost	$10.3	11.5	15.9	$12.0	11.9	8.2	$22.3	23.4	24.1

The components of net periodic postretirement cost other than the service cost component are included in interest and other nonoperating income (expense) in the consolidated statements of operations.

Obligations and Funded Status
Changes in the accumulated postretirement benefit obligation (“APBO’) and plan assets related to retirement healthcare benefits are as follows:

(In millions)	UMWA Plans		Black Lung and Other Plans		Total
Years Ended December 31,	2021	2020	2021	2020	2021	2020

APBO at beginning of year	$440.1	424.6	117.9	112.1	558.0	536.7
Service cost	—	—	0.1	0.1	0.1	0.1
Interest cost	9.8	12.7	3.2	3.8	13.0	16.5
Benefits paid	(22.9)	(25.7)	(8.1)	(7.4)	(31.0)	(33.1)
Actuarial (gains) losses, net	(29.6)	28.5	0.6	11.8	(29.0)	40.3
Foreign currency exchange effects	—	—	(0.7)	(2.5)	(0.7)	(2.5)
APBO at end of year	$397.4	440.1	113.0	117.9	510.4	558.0

Fair value of plan assets at beginning of year	$168.0	177.9	—	—	168.0	177.9
Return on assets – actual	32.9	14.1	—	—	32.9	14.1
Employer contributions	—	—	8.1	7.4	8.1	7.4
Net transfers to plan assets	—	1.7	—	—	—	1.7
Benefits paid	(22.9)	(25.7)	(8.1)	(7.4)	(31.0)	(33.1)
Fair value of plan assets at end of year	$178.0	168.0	—	—	178.0	168.0

Funded status	$(219.4)	(272.1)	(113.0)	(117.9)	(332.4)	(390.0)

Included in:
Current, included in accrued liabilities	$—	—	10.2	10.3	10.2	10.3
Noncurrent	219.4	272.1	102.8	107.6	322.2	379.7
Retirement benefits other than pension liability	$219.4	272.1	113.0	117.9	332.4	390.0

Other Changes in Plan Assets and Benefit Recognized in Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) of our retirement benefit plans other than pensions are as follows:

(In millions)	UMWA Plans		Black Lung and Other Plans		Total
Years Ended December 31,	2021	2020	2021	2020	2021	2020

Benefit plan net actuarial gain (loss) recognized in accumulated other comprehensive income (loss):
Beginning of year	$(230.1)	(219.2)	(80.3)	(78.1)	(310.4)	(297.3)
Net actuarial gains (losses) arising during the year	50.2	(27.4)	(0.6)	(11.8)	49.6	(39.2)
Reclassification adjustment for amortization of prior actuarial losses included in net income (loss)	17.5	16.5	9.0	8.3	26.5	24.8
Foreign currency exchange effects	—	—	0.3	1.3	0.3	1.3
End of year	$(162.4)	(230.1)	(71.6)	(80.3)	(234.0)	(310.4)

Benefit plan prior service (cost) credit recognized in accumulated other comprehensive income (loss):
Beginning of year	$23.3	28.0	0.9	1.4	24.2	29.4
Reclassification adjustment for amortization or curtailment of prior service cost included in net income (loss)	(4.7)	(4.7)	(0.3)	(0.3)	(5.0)	(5.0)
Foreign currency exchange effects	—	—	—	(0.2)	—	(0.2)
End of year	$18.6	23.3	0.6	0.9	19.2	24.2

UMWA Plans
The net actuarial gains of $50.2 million in 2021 arose primarily due to a higher discount rate at the end of the year ($23 million), higher actual return on assets than expected ($21 million) and favorable medical claims experience ($9 million). The net actuarial losses of $27.4 million in 2020 arose primarily due to a lower discount rate at the end of the year ($37 million). This was partially offset by favorable medical claims experience ($10 million).

Black Lung and Other Plans
We recognized net actuarial losses of $0.6 million in 2021. This was primarily due to updates to the black lung census data ($10 million), largely offset by a higher discount rate compared to the prior period ($4 million) and favorable medical claims experience ($4 million). We recognized net actuarial losses of $11.8 million in 2020. This was primarily due to a lower discount rate compared to the prior period ($8 million), and updates to the black lung census data ($5 million) partially offset by less than expected claims ($3 million).

Assumptions
See Mortality Tables for our U.S. Retirement Benefits on page 86 for a description of the mortality assumptions.

The APBO for each of the plans was determined using the unit credit method and assumed rates as follows:

	2021	2020	2019

Weighted-average discount rate:
Postretirement cost:
UMWA plans	2.3%	3.2%	4.3%
Black lung	2.2%	3.1%	4.2%
Weighted-average	2.4%	3.3%	4.4%
Benefit obligation at year end:
UMWA plans	2.8%	2.3%	3.2%
Black lung	2.7%	2.2%	3.1%
Weighted-average	2.9%	2.4%	3.3%
Expected return on assets	8.00%	8.00%	8.00%

Healthcare Cost Trend Rates
For UMWA plans, the assumed healthcare cost trend rate used to compute the 2021 APBO is 5.8% for 2022, declining to 5.0% in 2030 and thereafter (in 2020: 5.9% for 2021 declining to 5.0% in 2030 and thereafter).  For the black lung obligation, the assumed healthcare cost trend rate used to compute the 2021 APBO was 5.0%.  Other plans in the U.S. provide for fixed-dollar value coverage for eligible participants and, accordingly, are not adjusted for inflation.

For the Canadian plan, the assumed healthcare cost trend rate used to compute the 2021 APBO is 5.8% for 2022, declining to 5.0% in 2030.  For the Brazilian plan, the assumed healthcare cost trend rate used to compute the 2021 APBO is 4.3%.

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

Cash Flows
Estimated Contributions from the Company to Plan Assets
Based on the funded status and assumptions at December 31, 2021, we expect the Company to contribute $10.2 million in cash to the plans to pay 2022 beneficiary payments for black lung and other plans.  We do not expect to contribute cash to our UMWA plans in 2022 since we believe these plans have sufficient amounts held in trust to pay for beneficiary payments until 2032 based on actuarial assumptions.  Our UMWA plans are not covered by ERISA or other funding laws or regulations that require these plans to meet funding ratios.

Estimated Future Benefit Payments from Plan Assets to Beneficiaries
Projected benefit payments of the plans in the next 10 years using assumptions in effect at December 31, 2021, are as follows:

(In millions)	UMWA Plans	Black Lung and Other Plans	Total

2022	$26.6	10.2	36.8
2023	26.5	9.5	36.0
2024	26.2	8.9	35.1
2025	26.0	8.3	34.3
2026	25.6	7.7	33.3
2027 through 2031	121.3	31.5	152.8

Retirement Plan Assets
U.S. Plans

		December 31, 2021			December 31, 2020
(In millions, except for percentages)	Fair Value Level	Total Fair Value	% Actual Allocation	% Target Allocation	Total Fair Value	% Actual Allocation	% Target Allocation

U.S. Pension Plans
Cash, cash equivalents and receivables		$3.9	—	—	3.7	—	—
Equity securities:
U.S. large-cap(a)	1	150.4	20	20	117.3	16	15
U.S. small/mid-cap(a)	1	52.4	7	7	46.7	6	6
International(a)	1	162.5	21	22	117.8	16	15
Emerging markets(b)	1	29.0	4	4	15.6	2	2
Dynamic asset allocation(c)	1	52.5	7	7	31.4	4	4
Fixed-income securities:
Long duration - mutual fund(d)	1	186.7	29	30	292.8	46	48
Long duration - Treasury strips(d)	2	38.3			49.6
Other types of investments:
Core property(g) (l)		43.7	6	5	37.0	5	5
Structured credit(h) (l)		45.4	6	5	35.2	5	5
Total		$764.8	100	100	747.1	100	100

UMWA Plans
Cash, cash equivalents and receivables		$—	—	—	0.5	—	—
Equity securities:
U.S. large-cap(a)	1	32.8	18	19	32.2	19	19
U.S. small/mid-cap(a)	1	13.8	8	8	13.3	8	8
International(a)	1	40.4	23	24	40.2	24	24
Emerging markets(b)	1	6.7	4	4	7.0	4	4
Dynamic asset allocation(c)	1	12.1	7	7	10.9	7	7
Fixed-income securities:
High yield(e)	1	3.5	2	2	3.4	2	2
Emerging markets(f)	1	6.7	4	4	6.8	4	4
Multi asset real return(i)	1	8.6	5	5	8.3	5	5
Other types of investments:
Core property(g) (l)		16.6	9	10	14.1	9	10
Structured credit(h) (l)		13.1	7	5	10.2	6	5
Global private equity(j) (l)		13.9	8	7	13.9	8	7
Energy debt(k) (l)		9.8	5	5	7.2	4	5
Total		$178.0	100	100	168.0	100	100
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

We believe all plans have sufficient liquidity to meet the needs of the plans' beneficiaries in all market scenarios.

Non-U.S. Plans

	December 31, 2021			December 31, 2020
(In millions, except for percentages)	Total Fair Value	% Actual Allocation	% Target Allocation	Total Fair Value	% Actual Allocation	% Target Allocation
Non-U.S. Pension Plans
Cash and cash equivalents	$0.8	—	—	0.5	—	—
Equity securities:
U.S. equity funds(a)	22.8			32.6
Canadian equity funds(a)	9.6			44.1
European equity funds(a)	4.5			3.7
Emerging markets(a)	—			5.6
Other global equity funds(a)	38.5			31.4
Total equity securities	75.4	21	18	117.4	33	32
Fixed-income securities:
Canadian fixed-income securities(b)	71.5			6.2
European fixed-income funds(c)	9.8			12.4
High-yield(d)	2.0			1.8
Emerging markets(e)	2.1			2.1
Long-duration(f)	63.9			77.3
Total fixed-income securities	149.3	42	44	99.8	28	27
Other types of investments:
Guaranteed contract value(g)	109.7	30	32	120.2	34	35
Property funds(h)	9.4	7	6	8.0	5	6
Global infrastructure fund(i)	9.7			7.9
Other	6.0			2.0
Total other types of investments	134.8			138.1
Total	$360.3	100	100	355.8	100	100

(a)These categories are comprised of equity index actively and passively managed funds that track various indices such as S&P 500 Composite Total Return Index, Russell 2500 Index, MSCI World Index, S&P/TSX Composite Index and others.  Some of these funds use a dynamic asset allocation investment strategy seeking to generate total return over time by selecting investments from among a broad range of asset classes, investing primarily through the use of derivatives.
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

Non-U.S. Plans - Fair Value Measurements

(In millions)	December 31, 2021	December 31, 2020

Quoted prices in active markets for identical assets (Level 1)	$119.0	186.0
Significant other observable inputs (Level 2)	75.7	10.3
Guaranteed contract value (Level 3)(a)	109.7	120.2
Other insurance contract value (Level 3)(b)	3.0	—
Net asset value per share practical expedient(c)	52.9	39.3
Total fair value	$360.3	355.8

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
(b)In 2021, our Belgium plans invested in a traditional group insurance policy, where assets are invested in the insurers' main fund with a minimum guaranteed rate. The contracts are valued based on the weighted average return of each individual insured contract. The contract value is determined based on unobservable inputs.. The contract is classified as a Level 3 investment.
(c)In accordance with ASC Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets..

Savings Plans
We sponsor various defined contribution plans to help eligible employees provide for retirement. We record expense for amounts that we contribute on behalf of employees, usually in the form of matching contributions. Prior to April 1, 2020, we matched the first 2% of employees’ eligible contributions to our U.S. 401(k) plan. In April 2020, we temporarily suspended matching contributions. Effective January 1, 2021, the plan reinstated the Company-matching contribution to match the first 2% of employees' eligible contributions to our U.S. 401(k) plan. Our matching contribution expense is as follows:

(In millions)
Years Ended December 31,	2021	2020	2019

U.S. 401(K)	$6.5	2.0	6.5
Other plans	12.6	9.9	4.9
Total	$19.1	11.9	11.4

Note 5 - Income Taxes

	Years Ended December 31,
(In millions)	2021	2020	2019

Income (loss) from continuing operations before income taxes
U.S.	$(1.8)	(72.9)	(90.2)
Foreign	237.3	152.2	183.7
Income from continuing operations before income taxes	$235.5	79.3	93.5

Provision (benefit) for income taxes from continuing operations
Current tax expense (benefit)
U.S. federal	$0.5	(0.8)	(0.8)
State	0.9	(0.6)	4.3
Foreign	104.3	86.2	90.8
Current tax expense	105.7	84.8	94.3

Deferred tax expense (benefit)
U.S. federal	6.0	(7.9)	(30.4)
State	2.9	(1.6)	(4.8)
Foreign	5.7	(18.7)	1.9
Deferred tax expense (benefit)	14.6	(28.2)	(33.3)
Provision for income taxes of continuing operations	$120.3	56.6	61.0

	Years Ended December 31,
(In millions)	2021	2020	2019

Comprehensive provision (benefit) for income taxes allocable to
Continuing operations	$120.3	56.6	61.0
Discontinued operations	0.6	(0.2)	0.2
Other comprehensive income (loss)	55.3	(12.4)	0.4
Equity	—	(0.6)	—
Comprehensive provision for income taxes	$176.2	43.4	61.6

Rate Reconciliation
The following table reconciles the difference between the actual tax rate on continuing operations and the statutory U.S. federal income tax rate of 21% for 2021, 2020 and 2019.

	Years Ended December 31,
(In percentages)	2021	2020	2019

U.S. federal tax rate	21.0%	21.0%	21.0%
Increases (reductions) in taxes due to:
Foreign rate differential	7.6	12.9	17.3
Taxes on cross border income, net of credits	4.6	11.0	9.3
Tax on accelerated U.S. income(a)	—	—	(7.9)
Adjustments to valuation allowances	6.7	6.6	16.0
Foreign income taxes	6.1	10.6	13.7
French business tax	0.7	3.7	3.0
State income taxes, net	0.9	(1.6)	(2.2)
Share-based compensation	0.2	(3.1)	(4.8)
Acquisition costs	0.5	6.0	—
Other	2.8	4.3	(0.2)
Actual income tax rate on continuing operations	51.1%	71.4%	65.2%

(a)In 2019, we recognized a benefit of $7.3 million related to a previously recognized $23.5 million current tax expense that accelerated U.S. taxable income in 2015.

Components of Deferred Tax Assets and Liabilities

	December 31,
(In millions)	2021	2020

Deferred tax assets
Pension liabilities	$53.1	85.3
Retirement benefits other than pensions	54.6	67.5
Lease liabilities	85.4	72.3
Workers’ compensation and other claims	35.5	35.6
Property and equipment, net	35.7	39.2
Other assets and liabilities	94.2	108.7
Net operating loss carryforwards	72.8	74.8
Foreign tax and other tax credits(a)	82.8	81.6
Subtotal	514.1	565.0
Valuation allowances	(141.5)	(128.1)
Total deferred tax assets	372.6	436.9

Deferred tax liabilities
Right-of-use assets, net	76.9	68.3
Goodwill and other intangibles	76.7	60.0
Other assets and miscellaneous	28.8	36.4
Deferred tax liabilities	182.4	164.7
Net deferred tax asset	$190.2	272.2

Included in:
Noncurrent assets	239.4	314.9
Noncurrent liabilities	(49.2)	(42.7)
Net deferred tax asset	$190.2	272.2

(a)U.S. foreign tax credits of $78.6 million have a 10 year carryforward period and the remaining credits of $4.2 million have various carryforward periods. The U.S. foreign tax credits and other U.S. tax credits have a valuation allowance.

Valuation Allowances
Valuation allowances relate to deferred tax assets for certain federal credit carryforwards, certain state and non-U.S. jurisdictions.  Based on our analysis of positive and negative evidence including historical and expected future taxable earnings, and a consideration of available tax-planning strategies, we believe it is more-likely-than-not that we will realize the benefit of the existing deferred tax assets, net of valuation allowances, at December 31, 2021.

	Years Ended December 31,
(In millions)	2021	2020	2019

Valuation allowances:
Beginning of year	$128.1	118.3	100.7
Expiring tax credits	(0.7)	(0.4)	(0.3)
Acquisitions and dispositions	(0.8)	4.9	3.1
Changes in judgment about deferred tax assets(a)	8.8	(2.4)	5.3
Other changes in deferred tax assets, charged to:
Income from continuing operations	7.4	8.1	10.0
Other comprehensive income (loss)	(0.2)	(0.3)	—
Foreign currency exchange effects	(1.1)	(0.1)	(0.5)
End of year	$141.5	128.1	118.3

(a)Changes in judgment about valuation allowances are based on a recognition threshold of “more-likely-than-not” of realizing beginning-of-year balances of deferred tax assets. Amounts are recognized in income from continuing operations.

Net Operating Losses
The gross amount of the net operating loss carryforwards as of December 31, 2021, was $529.2 million.  The tax benefit of net operating loss carryforwards, before valuation allowances, as of December 31, 2021, was $72.8 million, and expires as follows:

(In millions)	Federal	State	Foreign	Total

Years of expiration
2022-2026	$—	—	3.7	3.7
2027-2031	—	0.9	1.7	2.6
2032 and thereafter	0.2	14.3	2.9	17.4
Unlimited	6.4	1.2	41.5	49.1
	$6.6	16.4	49.8	72.8

Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
(In millions)	2021	2020	2019

Uncertain tax positions:
Beginning of year	$14.0	12.0	9.5
Increases related to prior-year tax positions	3.0	—	0.2
Decreases related to prior-year tax positions	(0.4)	(0.2)	(0.8)
Increases related to current-year tax positions	5.2	2.3	1.4
Increases related to acquisitions	11.8	4.1	3.1
Decreases related to acquisitions	—	—	—
Settlements	(2.5)	(2.1)	(0.1)
Effect of the expiration of statutes of limitation	(1.6)	(1.4)	(1.3)
Foreign currency exchange effects	(0.6)	(0.7)	—
End of year	$28.9	14.0	12.0

Included in the balance of unrecognized tax benefits at December 31, 2021, are potential benefits of approximately $24.6 million that, if recognized, will reduce the effective tax rate on income from continuing operations.

We recognize accrued interest and penalties related to unrecognized tax benefits in provision (benefit) for income taxes. We reverse interest and penalty accruals when a statute of limitation lapses or when we otherwise conclude the amounts should not be accrued.  The impact of interest and penalties on the 2021, 2020 and 2019 tax provisions was not significant. We had accrued interest and penalties of $7.6 million at December 31, 2021, and $5.7 million at December 31, 2020.

We file income tax returns in the U.S. federal and various state and foreign jurisdictions. With a few exceptions, as of December 31, 2021, we were no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2018. Additionally, due to statute of limitations expirations and audit settlements, it is reasonably possible that approximately $2.6 million of currently remaining unrecognized tax positions may be recognized by the end of 2022.

Note 6 - Property and Equipment

The following table presents our property and equipment that is classified as held and used:

	December 31,
(In millions)	2021	2020

Land	$50.4	53.1
Buildings	224.6	229.1
Leasehold improvements	271.4	269.2
Vehicles	712.7	686.6
Capitalized software(a)	233.2	233.4
Other machinery and equipment	795.0	742.4
	2,287.3	2,213.8
Accumulated depreciation and amortization	(1,421.7)	(1,375.6)
Property and equipment, net	$865.6	838.2

(a)Amortization of capitalized software costs included in continuing operations was $14.5 million in 2021, $14.7 million in 2020 and $15.7 million in 2019.

Note 7 - Acquisitions and Dispositions

In 2021, we completed the acquisition of operations from G4S plc (“G4S”) and acquired PAI Midco, Inc. In 2020, we acquired multiple business operations from G4S at different times during the year. In 2019, we acquired four business operations. We accounted for these acquisitions as business combinations using the acquisition method. Under the acquisition method of accounting, assets acquired and liabilities assumed from these operations are recorded at fair value on the date of acquisition. The consolidated statements of operations include the results of operations for each acquired entity from the date of acquisition.

PAI, Midco Inc.
On April 1, 2021, we acquired 100% of the capital stock of PAI Midco, Inc., which directly or indirectly owns 100% of the ownership interests in four additional entities (collectively, "PAI"), for approximately $216 million. PAI was the largest privately-held provider of ATM services in the U.S. and generated approximately $94 million in revenues in 2020.

We have provisionally estimated fair values for the assets purchased, liabilities assumed and purchase consideration as of the date of the acquisition in the following table. The determination of estimated fair value required management to make significant estimates and assumptions. The amounts reported are considered provisional as we are completing the valuations that are required to allocate the purchase price in areas such as taxes and goodwill. As a result, the allocation of the provisional purchase price may change in the future.

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration

Cash paid through December 31, 2021	$215.5
Fair value of purchase consideration	$215.5

Fair value of net assets acquired

Cash	$12.3
Accounts receivable	7.7
Other current assets	5.5
Property and equipment, net	14.4
Intangible assets(a)	95.0
Goodwill(b)	126.8
Other noncurrent assets	4.5
Current liabilities	(41.2)
Other noncurrent liabilities	(9.5)
Fair value of net assets acquired	$215.5

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

G4S Acquisitions
On February 26, 2020, we announced that we agreed to acquire the majority of the cash management operations of U.K.-based G4S, with closings planned in multiple phases in 2020. In March 2020, we acquired 100% of the capital stock of G4S International Logistics Group Limited, a company which directly or indirectly owns controlling interests in multiple businesses providing secure international transportation of valuables. In the second quarter of 2020, we acquired cash management operations from G4S located in the Netherlands, Belgium, Ireland, Hong Kong, Cyprus, Romania, the Czech Republic, Malaysia, the Dominican Republic and the Philippines. In the third quarter of 2020, we acquired operations in Indonesia, Estonia, Latvia and Lithuania. In the first quarter of 2021, we acquired operations in Macau, Luxembourg and Kuwait, which completed the remaining planned G4S transactions. For the majority of the acquisitions in 2020 and the first quarter of 2021, we acquired 100% of the ownership interests. In Malaysia, the Dominican Republic, the Philippines, Indonesia and Kuwait, we acquired ownership interests of less than 100%. We believe that we meet the accounting criteria for consolidating these subsidiaries. In the aggregate, the purchase consideration for the G4S acquisitions as of December 31, 2021 is $826 million. We also paid G4S approximately $114 million for net intercompany receivables from the acquired subsidiaries. The G4S businesses acquired generated approximately $800 million in revenues in 2019.

The contingent consideration noted in the following table below is related to the acquisition of the Malaysia operations. The consideration will be paid when minimum dividend distributions are received by Brink's relating to cash on the balance sheets of the Malaysia subsidiaries as of the acquisition date. We used a probability-weighted approach to estimate the fair value of the contingent consideration. The fair value of the contingent consideration reflected in the table below is the full $22 million that remains potentially payable as of December 31, 2021 as we believe it is unlikely that the contingent consideration payments will be reduced.

We finalized our purchase price accounting in 2021 for the businesses we acquired in 2020. For the remaining businesses acquired from G4S in 2021, we have provisionally estimated fair values for the assets purchased, liabilities assumed and purchase consideration as of the date of the acquisition in the following table. The determination of estimated fair value required management to make significant estimates and assumptions. The amounts reported are considered provisional as we are completing the valuations that are required to allocate the purchase price, primarily in the areas of taxes and goodwill. As a result, the allocation of the provisional purchase price may change in the future.

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration
Cash paid through December 31, 2021	$816.9
Contingent consideration	22.0
Liabilities assumed from seller	2.9
Indemnification asset	(15.9)
Fair value of purchase consideration	$825.9

Fair value of net assets acquired
Cash	$244.4
Restricted cash	30.1
Accounts receivable	145.8
Other current assets	30.8
Property and equipment, net	123.8
Right-of-use assets, net	77.5
Intangible assets(a)	207.0
Goodwill(b)	534.1
Other noncurrent assets	16.2
Current liabilities	(296.3)
Lease liabilities	(68.1)
Other noncurrent liabilities	(103.9)
Fair value of net assets acquired	$941.4
Less: Fair value of noncontrolling interest	(115.5)
Fair value of purchase consideration	$825.9
(a)Intangible assets are composed of customer relationships ($207 million fair value and 15 year amortization period).
(b)Consists of intangible assets that do not qualify for separate recognition, combined with synergies expected from integrating G4S operations with our existing operations. Goodwill has been provisionally assigned to the Europe reporting unit ($191 million), the Rest of World reporting unit ($340 million) and the Latin America reporting unit ($3 million). We do not currently expect goodwill in these reporting units to be deductible for tax purposes.

Rodoban Transportes Aereos e Terrestres Ltda., Rodoban Servicos e Sistemas de Seguranca Ltda., and Rodoban Seguranca e Transporte de Valores Ltda ("Rodoban")
Brazilian cash management business

On January 4, 2019, we acquired 100% of the capital stock of Rodoban in Brazil for $134 million. The Rodoban business expanded our operations in southeastern Brazil and was integrated into our existing Brink's Brazil operations. Rodoban has approximately 2,900 employees, 13 branches and about 190 armored vehicles across its operations.

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

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration
Cash paid through December 31, 2021	$135.7
Indemnification asset	(1.9)
Fair value of purchase consideration	$133.8

Fair value of net assets acquired
Cash	$1.4
Accounts receivable	8.9
Other current assets	0.5
Property and equipment, net	2.4
Intangible assets(a)	49.0
Goodwill(b)	85.1
Other noncurrent assets	5.8
Current liabilities	(11.4)
Noncurrent liabilities	(7.9)
Fair value of net assets acquired	$133.8

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

On June 14, 2019, we acquired 100% of the capital stock of Comercio Eletronico Facil Ltda. ("COMEF"), a Brazil-based company. COMEF offers bank correspondent services and bill payment processing and supplements our existing Brazilian payment services businesses.

On September 30, 2019, we acquired 100% of the capital stock of Transportadora de Valores del Sur Limitada and its wholly owned subsidiary, TVS Pagos, Recaudos y Procesos S.A.S. (together "TVS"). TVS provides CIT and money processing services in Colombia. This acquisition provides opportunities for branch consolidation and route efficiencies and positions our existing Colombian business as well as TVS to more effectively service our customers.

The aggregate purchase price of these three business acquisitions (BI, COMEF, and TVS) was $49 million. These three acquired operations employ approximately 1,300 people in the aggregate.

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

(In millions)	Estimated Fair Value at Acquisition Date

Fair value of purchase consideration
Cash paid through December 31, 2021	$60.6
Contingent consideration	1.6
Indemnification asset	(13.3)
Fair value of purchase consideration	$48.9

Fair value of net assets acquired
Cash	$6.5
Accounts receivable	4.5
Property and equipment, net	7.1
Intangible assets(a)	24.3
Goodwill(b)	34.3
Other current and noncurrent assets	2.0
Current liabilities	(15.2)
Noncurrent liabilities	(14.6)
Fair value of net assets acquired	$48.9

(a)Intangible assets are composed of developed technology, customer relationships and trade names.
(b)Consists of intangible assets that do not qualify for separate recognition, combined with synergies expected from integrating these acquired operations into our existing operations. The goodwill from these acquisitions has been assigned to the following reporting units: BI (North America), COMEF (Latin America) and TVS (Latin America). We do not expect goodwill related to COMEF or TVS to be deductible for tax purposes. We expect goodwill related to BI to be deductible for tax purposes.

Actual and Pro Forma (unaudited) disclosures

The pro forma consolidated results of Brink’s presented below are unaudited and reflect a hypothetical ownership on January 1, 2019 of the businesses we acquired during 2020 and a hypothetical ownership on January 1, 2020 for the businesses we acquired in 2021.

(In millions)	Revenue	Net income attributable to Brink's

Actual results included in Brink's consolidated 2021 and 2020 results for businesses acquired in 2021 and 2020 from the date of acquisition

Twelve months ended December 31, 2021
PAI	$98.8	6.9
G4S	674.2	25.6
Total	$773.0	32.5

Twelve months ended December 31, 2020
G4S	$442.7	10.5
Total	$442.7	10.5

(In millions)	Revenue	Net income attributable to Brink's

Pro forma results of Brink's for the twelve months ended December 31,
2021
Brink's as reported	$4,200.2	105.2
PAI(a)	31.4	2.5
G4S(a)	7.0	0.7
Total	$4,238.6	108.4

2020
Brink's as reported	$3,690.9	16.0
PAI(a)	93.5	1.0
G4S(a)	247.2	0.1
Total	$4,031.6	17.1

(a)Represents amounts prior to acquisition by Brink's.

Acquisition costs

We have incurred $6.5 million in transaction costs related to business acquisitions in 2021 ($19.3 million in 2020 and $7.9 million in 2019). These costs are classified in the consolidated statement of operations as selling, general and administrative expenses.

Dispositions

On January 1, 2020, we sold 100% of our ownership interest in a French security services company for a net sales price of approximately $11 million. We recognized a $4.5 million gain on the sale of this business in 2020, which is reported in interest and other nonoperating income (expense) in the consolidated statements of operations. The French security services company was part of the Europe reportable segment and reported revenues of $3 million in 2019.

Note 8 - Goodwill and Other Intangible Assets

Goodwill
The changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2021 and 2020 are as follows:

	December 31, 2021
(In millions)	Beginning Balance	Acquisitions/ Dispositions(a)	Currency	Ending Balance

Goodwill:
North America	$347.9	126.9	0.1	474.9
Latin America	222.3	2.2	(10.4)	214.1
Europe	324.9	1.7	(24.1)	302.5
Rest of World	324.1	111.1	(15.0)	420.2
Total Goodwill	$1,219.2	241.9	(49.4)	1,411.7

(a)Includes adjustments related to the finalization of valuations in prior year acquisitions ($0.1 million increase in North America, $9.6 million decrease in Europe and $4.8 million decrease in Rest of World ).

	December 31, 2020
(In millions)	Beginning Balance	Acquisitions/ Dispositions(a)	Currency	Ending Balance

Goodwill:
North America	$347.8	—	0.1	347.9
Latin America	248.5	1.8	(28.0)	222.3
Europe	106.5	187.7	30.7	324.9
Rest of World	81.8	229.5	12.8	324.1
Total Goodwill	$784.6	419.0	15.6	1,219.2

(a)Includes adjustments related to the finalization of valuations in prior year acquisitions ($0.9 million in Latin America).

Intangible Assets
The following table summarizes our other intangible assets by category:

	December 31, 2021			December 31, 2020
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average amortization period

Customer relationships	$581.9	(145.7)	436.2	$509.0	(109.2)	399.8	11.1
Indefinite-lived trade names	7.6	—	7.6	7.8	—	7.8	—
Finite-lived trade names	28.6	(12.2)	16.4	20.1	(9.1)	11.0	4.4
Developed technology	34.7	(3.9)	30.8	8.6	(1.5)	7.1	10.6
Other	4.4	(4.2)	0.2	4.6	(4.2)	0.4	1.8
Total	$657.2	(166.0)	491.2	$550.1	(124.0)	426.1

Total amortization expense for our finite-lived intangible assets was $47.7 million in 2021 and $35.1 million in 2020.  Our estimated aggregate amortization expense for finite-lived intangibles recorded at December 31, 2021, for the next five years is as follows:

(In millions)	2022	2023	2024	2025	2026

Amortization expense	$46.0	45.6	45.3	44.7	42.4

Note 9 - Prepaid Expenses and Other

	December 31,
(In millions)	2021	2020

Prepaid expenses	$134.4	126.4
Derivative instruments	15.2	6.7
Income tax receivable	18.4	23.5
Other	43.0	36.2
Prepaid expenses and other	$211.0	192.8

Note 10 - Other Assets

	December 31,
(In millions)	2021	2020

Deposits	$32.6	30.7
Deferred profit sharing asset	10.6	10.7
Income tax receivable	5.6	7.3
Derivative instruments	43.0	20.4
Prepaid pension assets	18.4	—
Equity method investment in unconsolidated entities	4.8	4.9
Stop loss insurance receivable	12.7	14.5
Cash surrender value of life insurance policies	0.8	0.9
Indemnification asset	22.1	17.5
Debt issue costs	4.7	6.0
Marketable securities	24.1	24.8
Other	80.8	62.7
Other assets	$260.2	200.4

Note 11 - Accumulated Other Comprehensive Income (Loss)

The following tables provide the components of other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive income (loss) into earnings:

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)

2021

Amounts attributable to Brink's:
Benefit plan adjustments	$120.5	(28.0)	64.6	(16.3)	140.8
Foreign currency translation adjustments(b)	(52.6)	(6.8)	(4.1)	1.0	(62.5)
Unrealized losses on available-for-sale securities	(0.1)	—	—	—	(0.1)
Gains (losses) on cash flow hedges	8.1	(2.5)	11.0	(2.7)	13.9
	75.9	(37.3)	71.5	(18.0)	92.1

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	(0.4)	—	—	—	(0.4)
Foreign currency translation adjustments	(2.2)	—	—	—	(2.2)
	(2.6)	—	—	—	(2.6)

Total
Benefit plan adjustments(a)	120.1	(28.0)	64.6	(16.3)	140.4
Foreign currency translation adjustments(b)	(54.8)	(6.8)	(4.1)	1.0	(64.7)
Unrealized losses on available-for-sale securities(c)	(0.1)	—	—	—	(0.1)
Gains (losses) on cash flow hedges(d)	8.1	(2.5)	11.0	(2.7)	13.9
	$73.3	(37.3)	71.5	(18.0)	89.5

2020

Amounts attributable to Brink's:
Benefit plan adjustments	$(98.5)	22.7	56.7	(12.7)	(31.8)
Foreign currency translation adjustments	19.6	—	—	—	19.6
Gains (losses) on cash flow hedges	1.1	(2.5)	(12.3)	4.9	(8.8)
	(77.8)	20.2	44.4	(7.8)	(21.0)

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	0.2	—	—	—	0.2
Foreign currency translation adjustments	4.6	—	—	—	4.6
	4.8	—	—	—	4.8

Total
Benefit plan adjustments(a)	(98.3)	22.7	56.7	(12.7)	(31.6)
Foreign currency translation adjustments(b)	24.2	—	—	—	24.2
Gains (losses) on cash flow hedges(d)	1.1	(2.5)	(12.3)	4.9	(8.8)
	$(73.0)	20.2	44.4	(7.8)	(16.2)

See page 105 for footnote explanations.

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)

2019

Amounts attributable to Brink's:
Benefit plan adjustments	$(38.0)	4.4	61.4	(9.9)	17.9
Foreign currency translation adjustments	(0.9)	—	—	0.1	(0.8)
Gains (losses) on cash flow hedges	(18.8)	4.8	(0.2)	0.2	(14.0)
	(57.7)	9.2	61.2	(9.6)	3.1

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	0.8	—	—	—	0.8
	0.8	—	—	—	0.8

Total
Benefit plan adjustments(a)	(38.0)	4.4	61.4	(9.9)	17.9
Foreign currency translation adjustments(b)	(0.1)	—	—	0.1	—
Gains (losses) on cash flow hedges(d)	(18.8)	4.8	(0.2)	0.2	(14.0)
	$(56.9)	9.2	61.2	(9.6)	3.9

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

	December 31,
(In millions)	2021	2020	2019

Total net periodic retirement benefit cost included in:
Cost of revenues	$7.2	7.7	7.8
Selling, general and administrative expenses	2.0	2.1	2.3
Interest and other nonoperating income (expense)	38.7	37.9	52.7

(b)2021 foreign currency translation adjustment amounts reflect primarily the devaluation of the euro, the Chilean peso, the Brazilian real and the Mexican peso. 2020 foreign currency translation adjustment amounts reflect primarily the appreciation of the euro and various currencies related to the G4S acquisition, partially offset by the devaluation of the Brazilian real, the Mexican peso and the Colombian peso.
(c)Gains and losses on sales of available-for-sale debt securities are reclassified from accumulated other comprehensive income (loss) to the consolidated statements of operations when the gains or losses are realized. Pretax amounts are classified in the consolidated statements of operations as interest and other income (expense).
(d)Pretax gains and losses on cash flow hedges are classified in the consolidated statements of operations as
•other operating income (expense) ($0.1 million gain in 2021, $22.1 million gain in 2020 and $5.8 million gain in 2019.)
•interest expense ($11.1 million of expense in 2021, $9.8 million of expense in 2020 and $5.7 million in 2019.)

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

(In millions)	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2018	$(572.1)	(382.0)	—	0.8	(953.3)
Other comprehensive income (loss) before reclassifications	(33.6)	(0.9)	—	(14.0)	(48.5)
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	51.5	0.1	—	—	51.6
Other comprehensive income (loss) attributable to Brink's	17.9	(0.8)	—	(14.0)	3.1
Cumulative effect of change in accounting principle(a)	(28.8)	—	—	—	(28.8)
Balance as of December 31, 2019	(583.0)	(382.8)	—	(13.2)	(979.0)
Other comprehensive income (loss) before reclassifications	(75.8)	19.6	—	(1.4)	(57.6)
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	44.0	—	—	(7.4)	36.6
Other comprehensive income (loss) attributable to Brink's	(31.8)	19.6	—	(8.8)	(21.0)
Balance as of December 31, 2020	(614.8)	(363.2)	—	(22.0)	(1,000.0)
Other comprehensive income (loss) before reclassifications	92.5	(59.4)	(0.1)	5.6	38.6
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	48.3	(3.1)	—	8.3	53.5
Other comprehensive income (loss) attributable to Brink's	140.8	(62.5)	(0.1)	13.9	92.1
Balance as of December 31, 2021	$(474.0)	(425.7)	(0.1)	(8.1)	(907.9)

(a)We adopted ASU 2018-02 (see Note 1) effective January 1, 2019 and recognized a cumulative-effect adjustment to retained earnings.

Note 12 - Fair Value of Financial Instruments

Investments in Marketable Securities
We have investments in mutual funds, equity securities and available for sale debt securities that are carried at fair value in the financial statements and are included in other assets on the consolidated balance sheet. For these investments, fair value was based on quoted market prices, which we have categorized as a Level 1 valuation.

Fixed-Rate Debt
The fair value and carrying value of our material fixed-rate debt, excluding any unamortized debt issuance costs, are as follows:

	December 31,
(In millions)	2021	2020

$600 million Senior unsecured notes
Carrying value	$600.0	600.0
Fair value	625.7	640.9

$400 million Senior unsecured notes
Carrying value	$400.0	400.0
Fair value	414.8	426.8

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

Forward and Swap Contracts
We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies.  At December 31, 2021, the notional value of our outstanding foreign currency forward and swap contracts was $614 million, with average maturities of approximately one month.  These foreign currency forward and swap contracts primarily offset exposures in the euro, the British pound and the Mexican peso and are not designated as hedges for accounting purposes. Accordingly, changes in their fair value are recorded immediately in earnings.

At December 31, 2021, the fair value of our short term foreign currency contracts was a net asset of approximately $1.9 million, of which $3.4 million was included in prepaid expenses and other and $1.5 million was included in accrued liabilities on the consolidated balance sheet. At December 31, 2020, the fair value of these foreign currency contracts was a net asset of approximately $2.4 million, of which $3.5 million was included in prepaid expenses and other and $1.1 million was included in accrued liabilities on the consolidated balance sheet.

Amounts under these contracts were recognized in other operating income (expense) and in interest and other nonoperating income and expense as follows:

	Twelve Months Ended December 31,
(In millions)	2021	2020	2019

Derivative instrument gains (losses) included in other operating income (expense)	$24.2	(3.0)	6.9

Derivative instrument losses included in other nonoperating income (expense)(a)	—	(7.0)	—

(a)Represents net losses on foreign currency forward contracts related to acquisitions of business operations from G4S.

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

At December 31, 2021, the notional value of this long term contract was $75 million with a weighted-average maturity of 1.3 years. At December 31, 2021, the fair value of the long term cross currency swap contract was a $26.3 million net asset, of which a $5.8 million asset is included in prepaid expenses and other and a $20.5 million asset is included in other assets on the consolidated balance sheet. At December 31, 2020, the fair value of the long term cross currency swap contract was a $23.6 million net asset, of which a $3.2 million asset is included in prepaid expenses and a $20.4 million asset is included in other assets on the consolidated balance sheet.

Amounts under this contract were recognized in other operating income (expense) to offset transaction gains or losses and in interest expense as follows:

	Twelve Months Ended December 31,
(In millions)	2021	2020	2019

Derivative instrument gains included in other operating income (expense)	$0.2	22.1	5.8

Offsetting transaction losses	(0.2)	(22.1)	(5.8)

Derivative instrument losses included in interest expense	(1.3)	(1.9)	(5.1)

Net derivative instrument gains (losses)	(1.1)	20.2	0.7

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

At December 31, 2021, the notional value of these contracts was $400 million with a remaining weighted-average maturity of 1.1 years. At December 31, 2021, the fair value of these interest rate swaps was a net liability of $13.9 million, of which $8.3 million was included in accrued liabilities and $5.6 million was included in other liabilities on the consolidated balance sheet. At December 31, 2020, the fair value of these interest rate swaps was a net liability of $29.0 million, of which $9.7 million was included in accrued liabilities and $19.3 million was included in other liabilities on the consolidated balance sheet.

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

At December 31, 2021, the notional value of these cross currency swap contracts was $400 million with a remaining weighted average maturity of 6.2 years. At December 31, 2021, the fair value of these currency swaps was a net asset of $28.5 million, of which $6.0 million was included in prepaid expenses and other and $22.5 million was included in other assets on the consolidated balance sheet.

The effect of the interest rate swaps and the amortization of the spot-forward difference on the net investment hedges cross currency swaps is included in interest expense as follows:

	Twelve Months Ended December 31,
(In millions)	2021	2020	2019

Interest rate swaps designated as cash flow hedges	$9.8	7.7	1.0
Cross currency swaps designated as net investment hedges	(4.1)	—	—
Net derivative instrument losses included in interest expense	$5.7	7.7	1.0

The fair values of these forward and swap contracts are based on the present value of net future cash payments and receipts, which we have categorized as a Level 2 valuation.

Contingent Consideration
In the second quarter of 2020, we acquired cash management operations in Malaysia from U.K.-based G4S and have recorded a payable for contingent consideration. The contingent consideration will be paid when minimum dividend distributions are received by Brink's relating to cash on the balance sheets of the Malaysia subsidiaries as of the acquisition date. We used a probability-weighted approach to estimate the fair value of the contingent consideration. The fair value of the contingent consideration is the full $22 million that remains potentially payable as of December 31, 2021 as we believe it is unlikely that the contingent consideration payments will be reduced.

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

There were no transfers in or out of any of the levels of the valuation hierarchy in 2021.

Note 13 - Accrued Liabilities

	December 31,
(In millions)	2021	2020

Payroll and other employee liabilities	$159.6	159.1
Taxes, except income taxes	100.4	112.2
Income taxes payable	43.1	21.6
Acquisition and disposition related obligations	12.3	10.0
Workers’ compensation and other claims	28.2	31.6
Cash held by cash management services operations(a)	34.7	19.1
Cash supply chain deposit liability	139.9	113.7
Retirement benefits (see Note 4)	15.9	13.1
Operating lease liabilities	77.3	77.2
Accrued interest	16.3	17.5
Contract liability	17.9	15.1
Derivative instruments	9.8	10.9
Chile Antitrust Fee Accrual(b)	8.8	—
OASDI Tax (CARES Act) Liability	10.7	—
ATM surcharge/interchange payables	27.6	—
Other	174.8	178.1
Accrued liabilities	$877.3	779.2

(a)Title to cash received and processed in certain of our secure cash management services operations transfers to us for a short period of time.  The cash is generally credited to customers’ accounts the following day and we record a liability while the cash is in our possession.
(b)See Note 23 for more information on the Chile antitrust matter.

Note 14 - Other Liabilities

	December 31,
(In millions)	2021	2020

Workers’ compensation and other claims	$74.5	75.0
Post-employment benefits	7.0	7.2
Asset retirement and remediation obligations	27.4	26.8
Acquisition-related obligations	24.3	25.7
Derivative instruments	5.6	19.3
Noncurrent tax liabilities	21.4	16.1
Deferred compensation	13.1	10.6
Other	37.6	70.3
Other liabilities	$210.9	251.0

Note 15 - Debt

	December 31,
(In millions)	2021	2020

Debt:
Short-term borrowings
Other (year-end weighted-average interest rate of 6.7% in 2021 and 5.4% in 2020)	$9.8	14.2
Total short-term borrowings	$9.8	14.2

Long-term debt
Bank credit facilities:
Term loan A (year-end effective interest rate of 1.9% in 2021 and 2.1% in 2020)
less unamortized issuance cost of $3.7 million in 2021 and $5.4 million in 2020	$1,224.7	1,292.4
Senior unsecured notes (year-end effective interest rate of 4.6% and 5.5% respectively for "2017 Senior Notes" and "2020 Senior Notes" in 2021 and 2020)
less unamortized issuance cost of $10.2 million in 2021 and $12.5 million in 2020	989.8	987.5
Revolving Credit Facility (year-end weighted average interest rate of 2.5% in 2021)	495.0	—
Other facilities (year-end weighted-
average interest rate of 1.6% in 2021 and 1.9% in 2020)(a)	68.9	40.2
Financing leases (year-end weighted-average interest rate of 4.4% in 2021 and 4.0% in 2020)	178.5	151.4
Total long-term debt	$2,956.9	2,471.5

Total Debt	$2,966.7	2,485.7

Included in:
Current liabilities	$125.0	151.5
Noncurrent liabilities	2,841.7	2,334.2
Total debt	$2,966.7	2,485.7

(a)Other facilities includes $57.5 million related to the Brink’s Capital credit facility at December 31, 2021, compared to $3.7 million at December 31, 2020. The facility had $1,697.2 million in borrowings and $1,643.4 million in repayments in 2021, which is reflected in the long-term revolving credit facilities movement in the consolidated statements of cash flows.

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

All loans under the Revolving Credit Facility and the Term Loans mature five years after the date of the first amendment to the Senior Secured Credit Facility (February 8, 2024). Principal payments for the Term Loans are due quarterly in an amount equal to 1.25% of the initial loan amount with a final lump sum payment due on February 8, 2024. Interest rates for the Senior Secured Credit Facility are based on LIBOR plus a margin or an alternate base rate plus a margin. The Revolving Credit Facility allows us to borrow money or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of December 31, 2021, $505 million was available under the Revolving Credit Facility. The obligations under the Senior Secured Credit Facility are secured by a first-priority lien on all or substantially all of the assets of the Company and certain of its domestic subsidiaries, including a first-priority lien on equity interests of certain of the Company’s direct and indirect subsidiaries. The Company and certain of its domestic subsidiaries also guarantee the obligations under the Senior Secured Credit Facility.

The margin on both LIBOR and alternate base rate borrowings under the Senior Secured Credit Facility is based on the Company’s total net debt leverage ratio. The margin on LIBOR borrowings, which can range from 1.25% to 2.50%, was 1.75% at December 31, 2021. The margin on alternate base rate borrowings, which can range from 0.25% to 1.50%, was 0.75% as of December 31, 2021. We also pay an annual commitment fee on the unused portion of the Revolving Credit Facility based on the Company’s total net leverage ratio. The commitment fee, which can range from 0.15% to 0.35%, was 0.25% as of December 31, 2021.

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

Letter of Credit and Bank Guarantee Facilities
We have three committed letters of credit facilities totaling $63 million, of which approximately $15 million was available at December 31, 2021. At December 31, 2021, we had undrawn letters of credit and guarantees of $48 million issued under these facilities. The $15 million facility expires in April 2025. The $32 million facility expires in December 2022 and the $16 million facility expires in January 2024.

We have three uncommitted letter of credit facilities totaling $65 million, of which approximately $42 million was available at December 31, 2021. At December 31, 2021, we had undrawn letters of credit of $23 million issued under these facilities. The $40 million facility expires in December 2022. The $15 million facility and the $10 million facility have no expiration date.

The Senior Secured Credit Facility is also available for issuance of letters of credit and bank guarantees.

Minimum repayments of long-term debt are as follows:

(In millions)	Financing leases	Other long-term debt	Total

2022	$43.0	72.2	115.2
2023	41.4	72.1	113.5
2024	34.1	1,586.6	1,620.7
2025	26.0	459.5	485.5
2026	18.1	1.1	19.2
Later years	15.9	600.8	616.7
Total	$178.5	2,792.3	2,970.8

The Senior Secured Credit Facility, Senior Unsecured Notes, the letter of credit facilities and bank guarantee facilities contain various financial and other covenants. The financial covenants, among other things, limit our ability to provide liens, restrict fundamental changes, limit transactions with affiliates and unrestricted subsidiaries, restrict changes to our fiscal year and to organizational documents, limit asset dispositions, limit the use of proceeds from asset sales, limit sale and leaseback transactions, limit investments, limit the ability to incur debt, restrict certain payments to shareholders, limit negative pledges, limit the ability to change the nature of our business, provide for a maximum consolidated net leverage ratio and provide for minimum coverage of interest costs. If we were not to comply with the terms of our various financing agreements, the repayment terms could be accelerated and the commitments could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other financing agreements. We were in compliance with all covenants at December 31, 2021.

Financing Leases
Property and equipment acquired under financing leases are included in property and equipment as follows:

	December 31,
(In millions)	2021	2020

Asset class:
Buildings	$6.5	4.1
Vehicles	300.7	276.9
Machinery and equipment	43.8	17.4
	351.0	298.4
Less: accumulated amortization	(144.5)	(128.9)
Total	$206.5	169.5

Note 16 - Accounts Receivable and Credit Losses

Accounts receivable

	December 31,
(In millions)	2021	2020

Trade	$622.8	629.1
Other	95.9	80.7
Total accounts receivable	718.7	709.8
Allowance for doubtful accounts	(16.9)	(30.7)
Accounts receivable, net	$701.8	679.1

Credit losses

We are exposed to credit losses primarily through sales of our Core and High-Value services to customers with operations in the U.S. as well as customers in more than 100 countries outside the U.S. We typically invoice our customers on a monthly basis and payment terms are generally between 30 and 60 days.

We assess currently expected credit losses in our financial assets on a pool basis by aggregating financial assets with similar risk characteristics. We have pooled the financial assets by geographical location because of the similarities within each location such as customers, payment terms, and services offered. Loss experience is monitored for each pool and we determine historical loss rates for each pool. These historical loss rates are the main assumption used in estimating expected credit losses over the life of the financial assets.

We monitor the aging of accounts receivables by country and write off any accounts that are deemed uncollectible. We also monitor any significant economic events to identify any current or expected trends and risks within a pool that could impact the collectability of outstanding accounts receivables balances that were not contemplated or relevant during a previous period.

The following table is a rollforward of the allowance for doubtful accounts:

	Years Ended December 31,
(In millions)	2021	2020	2019

Allowance for doubtful accounts:
Beginning of year	$30.7	30.2	10.1
Cumulative effect of change in accounting principle	—	2.3	—
Provision for uncollectible accounts receivable(a)	3.4	14.6	22.8
Write offs and recoveries	(16.2)	(17.0)	(2.2)
Foreign currency exchange effects	(1.0)	0.6	(0.5)
End of year	$16.9	30.7	30.2

(a)The provision includes no allowance in 2021, a $13.1 million allowance in 2020 and a $19.2 million allowance in 2019 related to the internal loss in our U.S. global services operations. See Note 1 for details.

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

Our leases do not contain any material residual value guarantees or material restrictive covenants.

The components of lease assets and liabilities were as follows:

		December 31,
(In millions)	Balance sheet classification	2021	2020
Assets:
Operating lease assets	Right-of-use assets, net	$299.1	$322.0
Finance lease assets	Property and equipment, net	206.5	169.5
Total leased assets		$505.6	$491.5

Liabilities:
Current:
Operating	Accrued liabilities	$77.3	$77.2
Financing	Current maturities of long-term debt	43.0	37.5
Noncurrent:
Operating	Lease liabilities	241.8	267.2
Financing	Long-term debt	135.5	113.9
Total lease liabilities		$497.6	$495.8

The components of lease expense were as follows:

	Years Ended December 31,
(In millions)	2021	2020	2019

Operating lease cost(a)	$149.4	$131.4	$97.2
Short-term lease cost	21.2	18.9	27.2
Finance lease cost:
Amortization of related assets	38.3	28.2	27.4
Interest on related liabilities	9.5	7.1	7.4
Total lease cost	$218.4	$185.6	$159.2

(a)Includes variable lease costs, which are immaterial.

Other information related to leases was as follows:

	Years Ended December 31,
(In millions, except for lease term and discount rate)	2021	2020	2019

Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$96.5	$100.4	$96.0
Operating cash flows from finance leases	9.5	7.1	7.4
Financing cash flows from finance leases	43.0	34.8	29.4
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	54.0	123.6	56.3
Finance leases	85.9	37.9	59.7

Weighted Average Remaining Lease Term

Operating leases	6.7 years	7.2 years	7.2 years
Finance leases	4.8 years	4.5 years	5.2 years

Weighted Average Discount Rate

Operating leases	6.4%	6.6%	6.9%
Finance leases	4.4%	4.9%	4.9%

As of December 31, 2021, future minimum lease payments under noncancellable operating leases with initial or remaining lease terms in excess of one year were as follows:

(In millions)	Facilities	Vehicles	Other	Total

2022	$68.9	10.5	14.4	93.8
2023	55.1	6.9	10.4	72.4
2024	46.0	2.8	7.0	55.8
2025	36.7	0.9	2.8	40.4
2026	29.7	0.5	0.5	30.7
Later years	104.7	0.3	—	105.0
Total Lease Payments	$341.1	21.9	35.1	398.1
Less: Interest	75.5	1.2	2.3	79.0
Present value of lease liabilities	$265.6	$20.7	32.8	319.1

As of December 31, 2021, minimum repayments of long-term debt under financing leases were as follows:

(In millions)

2022	$43.0
2023	41.4
2024	34.1
2025	26.0
2026	18.1
Later years	15.9
Total	$178.5

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

There are 4.0 million shares underlying the 2017 Plan that are authorized, but not yet granted.  Outstanding awards at December 31, 2021, include performance share units, restricted stock units, deferred stock units, performance-based stock options, time-based stock options and certain awards that will be settled in cash.

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

For awards considered liability awards, compensation cost is based on the change in the fair value of the instrument for each reporting period and the percentage of the requisite service that has been rendered. Compensation cost associated with liability awards was not significant in 2019.

Compensation expenses are classified as selling, general and administrative expenses in the consolidated statements of operations.
Compensation expenses for the last three years and the amount of unrecognized expense for awards outstanding at December 31, 2021, were as follows:

	Compensation Expense			Unrecognized Expense for Nonvested Awards at	Weighted-average No. of Years Unrecognized Expense to be Recognized
	Years Ended December 31,			Dec 31, 2021
(in millions except years)	2021	2020	2019

Performance Share Units	$22.3	20.2	25.8	$16.5	1.5
Restricted Stock Units	8.5	6.0	6.6	7.2	1.2
Deferred Stock Units and fees paid in stock	1.3	1.2	1.2	0.4	0.4
Performance-based Options	0.3	2.3	8.1	—	0.0
Time-based Options	0.7	1.6	1.0	0.5	1.0
Cash based awards	1.0	1.4	—	1.3	1.6
Share-based payment expense	34.1	32.7	42.7
Income tax benefit	(8.1)	(7.4)	(9.2)
Share-based payment expense, net of tax	$26.0	25.3	33.5

Value of Distributed or Exercised Awards
The value of shares distributed or options exercised in the last three years is as follows:

	Value of Shares Distributed or Exercised(a)
	Years Ended December 31,
(in millions)	2021	2020	2019

Performance Share Units	$17.7	33.3	28.7
Restricted Stock Units	5.8	6.9	11.8
Deferred Stock Units and fees paid in stock	2.8	0.6	0.9
Performance-based Options(a)	0.4	0.5	5.4
Time-based vesting Options(a)	—	—	—
Total	$26.7	41.3	46.8

Income tax benefit realized	$6.1	9.0	10.2

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

We measure the fair value of RSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period. The weighted-average fair value per share at grant date was $78.35 in 2021, $70.85 in 2020 and $78.28 in 2019.  The weighted-average discount was approximately 2% in each of 2021, 2020 and 2019.

The following table summarizes RSU activity during 2021:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share

Nonvested balance as of December 31, 2020	251.8	$72.30
Activity from January 1 to December 31, 2021:
Granted	110.1	78.35
Forfeited	(32.6)	72.78
Vested	(78.2)	73.99
Nonvested balance as of December 31, 2021	251.1	$74.37

Performance Share Units (“PSUs”)
We granted Internal Metric PSUs ("IM PSUs") and Total Shareholder Return PSUs ("TSR PSUs") to certain senior executives and employees in the last three years.

IM PSUs contain a performance condition as well as a service condition. We measure the fair value of these PSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period. IM PSUs granted in 2021 have a two year performance period with an additional one year of service. IM PSUs grants in 2020 and 2019 have a three year performance period.

IM PSUs will be paid out in shares of Brink’s stock when the awards vest. For the IM PSUs granted in 2021, 2020 and 2019, the number of shares paid out ranges from 0% to 200% of an employee’s award, depending on the achievement of pre-established financial goals over the performance period. Shares are not paid out if the financial results do not meet a pre-established threshold level of performance.

TSR PSUs contain a market condition as well as a service condition. We measure the fair value of TSR PSUs at the grant date using a Monte Carlo simulation model. TSR PSUs granted have a three year performance period and typically vest at the end of three years. TSR PSUs are paid out in shares of Brink’s stock when the awards vest. The number of shares paid out ranges from 0% to 200% of an employee's award depending on Brink's relative TSR rank among a selected peer group.

The following table summarizes all PSU activity during 2021:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share

Nonvested balance as of December 31, 2020	576.7	$80.43
Activity from January 1 to December 31, 2021:
Granted	291.5	80.59
Forfeited	(57.7)	82.69
Vested(a)	(149.5)	74.03
Nonvested balance as of December 31, 2021	661.0	$81.75

(a)The vested PSUs presented are based on the target amount of the award. In accordance with the terms of the underlying award agreements, the actual shares earned and distributed for the performance period ended December 31, 2020 were 246.9 thousand, compared to target shares of 149.5 thousand.

The following table provides the terms and weighted-average assumptions used in the Monte Carlo simulation model for the TSR PSUs granted in 2021, 2020 and 2019:

Terms and Assumptions Used to Estimate Grant Date Fair Value	2021 TSR PSUs	2020 TSR PSUs	2019 TSR PSUs

Terms of awards:
Performance period	Jan. 1, 2021 to	Jan. 1, 2020 to	Jan. 1, 2019 to
	Dec. 31, 2023	Dec. 31, 2022	Dec. 31, 2021

Weighted-average assumptions used to estimate fair value:
Expected dividend yield(a)	0.8%	0.7%	0.8%
Expected stock price volatility(b)	48.9%	29.6%	30.8%
Risk-free interest rate(c)	0.2%	1.4%	2.5%
Contractual term in years	2.9	2.9	2.8

Weighted-average fair value estimates at grant date:
In millions	$2.7	$3.6	$3.0
Fair value per share	$103.83	$94.53	105.16

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

Performance-Based Option Activity
The table below summarizes the activity associated with grants of performance-based options:

	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted-Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(a) (in millions)

Outstanding at December 31, 2020(b)	1,165.0	$50.46	$11.17
Forfeited or expired	(184.7)	73.45	15.23
Exercised(b)	(33.8)	67.70	14.72
Outstanding at December 31, 2021(b)(c)	946.5	$45.36	$10.25	1.0	$20.7

Of the above, as of December 31, 2021:
Exercisable	946.5	$45.36		1.0	$20.7
Expected to vest in future periods	—	$—		—	$—

(a)The intrinsic value of a stock option is the difference between the market price of the shares underlying the option and the exercise price of the option.  The market price at December 31, 2021 was $65.57.
(b)There were 757.8 thousand exercisable options with a weighted average exercise price of $38.11 at December 31, 2020 and 485.0 thousand exercisable options with a weighted average exercise price of $29.87 at December 31, 2019.
(c)The number of options expected to vest takes into account an estimate of expected forfeitures. At December 31, 2021, all outstanding performance options were vested.

Time-based Vesting Option Activity
The table below summarizes the activity associated with grants of time-based vesting options:

	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted-Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(a) (in millions)

Outstanding at December 31, 2020	207.8	$81.30	$21.38
Forfeited or expired	(30.7)	82.77	21.18
Outstanding at December 31, 2021(b)	177.1	$81.05	$21.42	3.5	$—

Of the above, as of December 31, 2021:
Exercisable	2.7	$84.65		1.8	$—
Expected to vest in future periods(c)	173.1	$80.97		3.5	$—

(a)The intrinsic value of a stock option is the difference between the market price of the shares underlying the option and the exercise price of the option.  The market price at December 31, 2021 was $65.57.
(b)There were 2.7 thousand exercisable options with a weighted average exercise price of $84.65 at December 31, 2020 and there were no exercisable options at December 31, 2019.
(c)The number of options expected to vest takes into account an estimate of expected forfeitures. We currently have applied a 5% expected forfeiture rate to the time-based vesting options.

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

Deferred Stock Units (“DSUs”)
We granted DSUs to our nonemployee directors in 2021 and in prior years. We measure the fair value of DSUs at the grant date, based on the price of Brink's stock, and, if applicable, adjusted for a discount for dividends not received or accrued during the vesting period.

DSUs granted after 2014 will be paid out in shares of Brink's stock on the first anniversary of the grant date, provided that the director has not elected to defer the distribution of shares until a later date. DSUs granted prior to 2015, in general, will be paid out in shares of stock following separation from service.

The following table summarizes all DSU activity during 2021:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value

Nonvested balance as of December 31, 2020	21.6	$40.46
Activity from January 1 to December 31, 2021:
Granted	17.1	79.04
Forfeited	(3.0)	40.46
Vested	(21.4)	45.68
Nonvested balance as of December 31, 2021	14.3	$78.74

The weighted-average grant-date fair value estimate per share for DSUs granted was $79.04 in 2021, $40.46 in 2020 and $79.69 in 2019.

Other Share-Based Compensation
We have a deferred compensation plan that allows participants to defer a portion of their compensation into stock units.  Units will be redeemed by employees for an equal number of shares of Brink’s stock.  Employee deferred compensation accounts held 173,652 units at December 31, 2021, and 157,489 units at December 31, 2020.

We have a stock accumulation plan for our non-employee directors that, prior to 2014, provided for awards of stock units. Additionally, some fees paid to our directors are in the form of stock and may be deferred for distribution to a later date. Directors’ deferred compensation accounts held 18,148 units at December 31, 2021, and 21,432 units at December 31, 2020.

Note 19 - Capital Stock

Common Stock
At December 31, 2021, we had 100 million shares of common stock authorized and 47.4 million shares issued and outstanding.

Dividends
We paid regular quarterly dividends on our common stock during the last three years.  On January 24, 2022, the Board declared a regular quarterly dividend of 20 cents per share payable on March 1, 2022 to shareholders of record on February 7, 2022.  The payment of future dividends is at the discretion of the Board and is dependent on our future earnings, financial condition, shareholder equity levels, cash flow, business requirements and other factors.

Preferred Stock
At December 31, 2021, we had the authority to issue up to 2.0 million shares of preferred stock with a par value of $10 per share.

Share Repurchase Program
On October 27, 2021, we announced that the Board authorized a $250 million share repurchase program that expires on December 31, 2023 (the "2021 Repurchase Program"). This authorization replaces our previous $250 million repurchase program, authorized by the Board in February 2020 (the "2020 Repurchase Program"), which expired on December 31, 2021, with no amount remaining available.

Under the 2021 Repurchase Program, we are not obligated to repurchase any specific dollar amount or number of shares. The timing and volume of share repurchases may be executed at the discretion of management on an opportunistic basis, or pursuant to trading plans or other arrangements. Share repurchases under this program may be made in the open market, in privately negotiated transactions, or otherwise. At December 31, 2021, $250 million remains available under the 2021 Repurchase Program.

Under the 2020 Repurchase Program, we entered into three accelerated share repurchase arrangements ("ASR") with a financial institution. In each case, in exchange for an upfront payment at the beginning of each purchase period, the financial institution delivered to us shares of our common stock. The shares received were retired in the period they were delivered to us, and the upfront payment was accounted for as a reduction to shareholders' equity in the consolidated balance sheet. For purposes of calculating earnings per share, we reported each ASR as a repurchase of our common stock and as a forward contract indexed to our common stock. Each ASR met the applicable criteria for equity classification, and, as a result, none were accounted for as a derivative instrument.

Below is a summary of each ASR entered into under the 2020 Repurchase Program:

	Upfront Payment	Shares Received	Average Repurchase Price

August 2020	$50,000,000	849,978	$58.83
September 2020	—	246,676	—
	$50,000,000	1,096,654	$45.59

August 2021	$50,000,000	524,315	$95.36
September 2021	—	131,384	—
	$50,000,000	655,699	$76.25

November 2021	$150,000,000	1,742,160	$86.10
(a)	—	—	—
	$150,000,000	1,742,160	$86.10

	$250,000,000	3,494,513	$71.54

(a)We received 1,742,160 shares in November 2021. Under this ASR, the purchase period has a scheduled termination date of June 1, 2022, although the financial institution is eligible to early terminate the ASR after January 31, 2022. At termination, either additional shares will be delivered to us or we will need to issue new shares of our common stock to the financial institution.

Shares Used to Calculate Earnings per Share

	Years Ended December 31,
(In millions)	2021	2020	2019

Weighted-average shares

Basic(a)	49.5	50.4	50.2
Effect of dilutive stock awards	0.6	0.4	0.9
Diluted(a)	50.1	50.8	51.1

Antidilutive stock excluded from denominator (b)	0.4	0.6	0.1

(a)We have deferred compensation plans for directors and certain of our employees.  Some amounts owed to participants are denominated in common stock units.  Each unit represents one share of common stock.  The number of shares used to calculate basic earnings per share includes the weighted-average common stock units credited to employees and directors under the deferred compensation plans.  Additionally, nonvested units containing only a service requirement are also included in the computation of basic weighted-average shares when the requisite service period has been completed.  Accordingly, basic and diluted shares include weighted-average units of 0.3 million in 2021, 0.3 million in 2020 and 0.3 million in 2019.
(b)Under the November 2021 ASR, based on our stock prices from November 1, 2021 to December 31, 2021, we would have received additional shares under the ASR if the settlement date had been December 31, 2021. Because the ASR settlement date will not be until 2022 and because any anticipated receipt of additional shares of our common stock would have be antidilutive, no amounts were included the computation of diluted EPS.

Note 20 - Supplemental Cash Flow Information

	Years Ended December 31,
(In millions)	2021	2020	2019

Cash paid for:
Interest	$107.7	80.4	84.2
Income taxes, net	83.8	76.8	23.9

Argentina Currency Conversions
We have elected in the past and could continue in the future to repatriate cash from Brink's Argentina using different means to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms generally settle at rates that are less favorable than the rates at which we remeasure the financial statements of Brink’s Argentina. In 2020, cash outflows from the purchases of these financial instruments totaled $20.5 million and cash inflows from the sale of these financial instruments totaled $10.1 million, resulting in $10.4 million in conversion losses at rates that were approximately 100% less favorable than rates at which we remeasured the financial statements of Brink's Argentina. In 2019, cash outflows from the purchase of these financial instruments totaled $23.6 million and cash inflows from the sale of these financial instruments totaled $18.9 million. The net cash flows from these transactions are treated as operating cash flows as the financial instruments are purchased specifically for resale and are generally sold within a short period of time from the date of purchase. We did not have any such conversions in 2021.

Argentina Marketable Securities
In 2021, we used available Argentine pesos to purchase equity and available for sale debt securities. Cash outflows for the purchase of these financial instruments totaled $12.9 million and are reported in investing activities. We did not have any cash inflows from the sale of these financial instruments in 2021. At the time of any future sale of these financial instruments, proceeds received will be solely in Argentine pesos.

Non-cash Investing and Financing Activities
We acquired armored vehicles, CompuSafe® units and other equipment under financing lease arrangements in the last three years including $85.9 million in 2021, $31.4 million in 2020 and $59.7 million in 2019.

Cash Paid for Acquisitions Included in Financing Activities
In 2021, we received $3.2 million related to settlements in the G4S acquisition and paid $1.1 million related to PAI settlements. In 2020, we paid $7.3 million related to the TVS acquisition completed in 2019. In 2019, we paid $15.6 million in scheduled installments on the Maco Transportadora acquisition that was completed in the third quarter of 2017. In 2019, we also paid $2.6 million in scheduled installments on the Rodoban acquisition that was completed in first quarter of 2019. These payments are reported as cash outflows from financing activities as the payments were made more than three months after the acquisition date.

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

In accordance with a revolving credit facility, we are required to maintain a restricted cash reserve of $15.0 million ($5.0 million at December 31, 2020) and, due to this contractual restriction, we have classified these amounts as restricted cash.

At December 31, 2021, we held $376.4 million of restricted cash ($215.5 million represented restricted cash held for customers and $139.9 million represented accrued liabilities). At December 31, 2020, we held $322.0 million of restricted cash ($199.5 million represented restricted cash held for customers and $113.7 million represented accrued liabilities).

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31,
(In millions)	2021	2020
Cash and cash equivalents	$710.3	620.9
Restricted cash	376.4	322.0
Total, cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$1,086.7	942.9

Note 21 - Other Operating Income (Expense)

	Years Ended December 31,
(In millions)	2021	2020	2019

Foreign currency items:
Transaction losses(a)	$(30.5)	(11.2)	(22.9)
Derivative instrument gains (losses)	24.2	(3.0)	6.9
Gains (losses) on sale of property and other assets	—	0.9	5.8
Impairment losses	(9.5)	(11.6)	(7.7)
Share in earnings of equity method affiliates	1.1	0.8	0.9
Royalty income	5.6	4.8	5.1
Insurance recoveries - Internal Loss(b)	18.8	—	—
Gains related to litigation(c)	4.4	—	—
Indemnity for forced relocation(d)	1.7	—	—
Other	4.2	3.7	2.5
Other operating income (expense)	$20.0	(15.6)	(9.4)

(a)Includes remeasurement losses in Argentina of $9.0 million in 2021, $7.7 million in 2020 and $11.3 million in 2019 related to highly inflationary accounting.
(b)See details of the Internal Loss at Note 1.
(c)Gains recognized in the fourth quarter of 2021 in our Romanian operations related to favorable outcome of customer-related litigation.
(d)Indemnity received from the city of Paris to compensate for the forced relocation from a branch facility.

Note 22 - Interest and Other Nonoperating Income (Expense)

	Years Ended December 31,
(In millions)	2021	2020	2019

Interest income	$12.1	5.6	5.6
Gain (loss) on equity securities(a)	16.0	10.6	(2.9)
Foreign currency transaction gains (losses)(b)	0.4	(3.6)	—
Derivative instrument losses(c)	—	(7.0)	—
Retirement benefit cost other than service cost	(38.7)	(37.9)	(52.7)
G4S indemnification asset adjustment(d)	2.7	—	—
Acquisition-related gains (losses)(e)	0.4	—	—
Penalties and interest on non-income taxes(f)	(1.8)	—	—
Interest on Colombia tax claim(g)	—	—	(1.1)
Non-income taxes on intercompany billings(h)	(3.9)	(4.6)	(4.2)
Venezuela operations(i)	—	—	(0.9)
Gain on lease termination(j)	—	—	5.2
Gain on a disposition of a subsidiary(k)	—	4.1	—
Interest on non-income tax credits(l)	1.2	—	—
Earn-out liability adjustment(m)	1.3	—	—
Gains related to litigation(n)	1.7	—	—
Other	1.6	(4.9)	(1.7)
Interest and other nonoperating income (expense)	$(7.0)	(37.7)	(52.7)

(a)The gain is primarily related to the market value increase of an investment in MoneyGram International, Inc. The investment was sold in 2021 and the gain was fully realized.
(b)Amounts in 2021 and 2020 primarily represent currency transaction gains and losses on contingent consideration payable related to G4S business acquisitions.
(c)Represents loss on foreign currency forward contracts related to acquisition of business operations from G4S.
(d)Adjustment to indemnification asset related to business operations acquired from G4S. This adjustment was recognized outside of the measurement period for the related business operations acquired from G4S.
(e)This amount includes a gain on settlement with G4S related to business operations acquired. The gain was partially offset by losses associated with the write off of indemnification assets related to income tax contingency reversals from businesses acquired in Brazil. These adjustments were recognized outside of the measurement periods for the related business operations acquired.
(f)Represents penalties and interest on non-income taxes that have not yet been paid.
(g)Related to an unfavorable court ruling in 2019 on a non-income tax claim in Colombia. The court ruled that Brink's must pay interest accruing from 2009 to the current date. The principal amount of the claim was less than $1 million and was recognized in selling, general and administrative expenses in 2019.
(h)Certain of our Latin American subsidiaries incur non-income taxes related to the billing of intercompany charges. These intercompany charges do not impact the Latin America segment results and are eliminated in our consolidation.
(i)Charges incurred for providing financial support to Brink's Venezuelan subsidiaries after the June 30, 2018 deconsolidation. We do not expect any future funding of the Venezuela business, as long as current U.S. sanctions remain in effect.
(j)Gain on termination of a mining lease obligation related to former coal operations. We have no remaining mining leases.
(k)This gain is primarily related to the sale of our former French security services subsidiary in the first quarter of 2020.
(l)Represents interest on non-income tax credits related to our business operations in Brazil. In the third quarter of 2021, our Brazil operations received a favorable court decision related to non-income taxes paid in prior years and will be able to recover the overpayments, plus interest, by reducing payments on future tax obligations.
(m)Adjustment to the liability for contingent consideration pertaining to the 2019 Balance Innovations business acquisition.
(n)Related to a favorable court ruling in litigation with a customer of our Romania business. The court ruled that the customer must pay our subsidiary in Romania for services provided many years ago. The principal amount of the settlement is reported in operating income (expense). The penalties for years of non-payment are reported in interest and other nonoperating income (expense).

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

At the end of the fourth quarter of 2018, we became aware of an investigation initiated by the Chilean Fiscalía Nacional Económica (the Chilean antitrust agency) (“FNE”) related to potential anti-competitive practices among competitors in the cash logistics industry in Chile. In October 2021, the FNE filed a complaint before the Chilean antitrust court alleging that Brink’s Chile (as well as competitor companies) engaged in collusion in 2017 and 2018 and requested that the court approve a fine of $30.5 million. The Company is seeking access to the FNE’s investigative file and the evidence supporting the allegations against it, and intends to vigorously defend itself against the FNE’s complaint. Based on available information to date, the Company has recorded a charge of $9.5 million in connection with this matter.

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

At December 31, 2021, we had noncancellable commitments for $31.6 million in equipment purchases, and information technology and other services.

Note 24 - Reorganization and Restructuring

Other Restructurings
Management periodically implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized net costs of $28.8 million in 2019, primarily severance costs and charges related to the modification of share-based compensations awards in 2019. We recognized $66.6 million net costs in operating profit and $0.6 million costs in interest and other nonoperating income (expense) in 2020, primarily severance costs. We recognized $43.6 million net costs in 2021, primarily severance costs. Approximately $6 million of the net costs recognized in 2021 relate to restructuring plans approved by management in 2020. The remaining costs incurred in 2021 relate to restructuring plans approved by management in 2021. Substantially all of the costs from 2021 restructuring plans result from management initiatives to address the COVID-19 pandemic. For the restructuring actions that have not yet been completed, we expect to incur additional costs between $1 million and $3 million in future periods.

The following table summarizes the costs incurred, payments and utilization, and foreign currency exchange effects of other restructurings:

(In millions)	Severance Costs	Other	Total

Balance as of December 31, 2019	$7.0	—	7.0
Expense (benefit)	66.5	6.8	73.3
Payments and utilization	(57.7)	(6.8)	(64.5)
Accrual adjustment	(6.1)	—	(6.1)
Foreign currency exchange effects	(0.4)	—	(0.4)
Balance as of December 31, 2020	$9.3	—	9.3
Expense (benefit)	37.6	6.0	43.6
Payments and utilization	(35.3)	(6.0)	(41.3)
Accrual adjustment	—	—	—
Foreign currency exchange effects	(0.6)	—	(0.6)
Balance as of December 31, 2021	$11.0	—	11.0

Note 25 - Subsequent Events

On January 4, 2022, the U.S. Treasury published in the Federal Register final foreign tax credit regulations. Among other changes and barring any tax treaty relief, the newly enacted regulations substantially overhaul longstanding foreign tax credit regulations involving the determination of creditable foreign taxes and may reduce the amount of foreign taxes that are likely to be creditable against U.S. income taxes under the U.S. Internal Revenue Code. Based upon a country-by-country analysis of the Company’s foreign withholding taxes, we expect that a portion of the Company’s post-2021 foreign withholding taxes will now be ineligible for U.S. income tax credit treatment under the new regulations. For foreign taxes that are now ineligible for the U.S. income tax credits under the new regulations, we expect that the Company should be able to deduct such foreign taxes on its U.S. income tax return. The Company is mainly impacted by certain withholding taxes levied by Latin American countries for services and royalty payments to Brink’s U.S.

If the Company is unable to receive sufficient foreign tax credits in the U.S. for prospective annual foreign taxes paid, including withholding taxes, the Company may begin to utilize a portion of its foreign tax credit carryforwards, which currently are subject to a valuation allowance. Therefore, the Company is evaluating the possibility of releasing a portion of the valuation allowance on certain U.S. deferred tax assets related to the foreign tax credit carryforward attributes during the first quarter of 2022. We are currently unable to estimate the impact.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

(c) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

The information regarding executive officers is included in this report following Item 4, under the caption “Information about Our Executives Officers.”  Other information required by Item 10 is incorporated by reference to our definitive proxy statement expected to be filed pursuant to Regulation 14A within 120 days after December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our definitive proxy statement expected to be filed pursuant to Regulation 14A within 120 days after December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our definitive proxy statement expected to be filed pursuant to Regulation 14A within 120 days after December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our definitive proxy statement expected to be filed pursuant to Regulation 14A within 120 days after December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive proxy statement expected to be filed pursuant to Regulation 14A within 120 days after December 31, 2021.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	All financial statements – see pages 61–128.

	2.	Financial statement schedules – not applicable.

	3.	Exhibits – see exhibit index.

ITEM 16. FORM 10-K SUMMARY

None.

Exhibit Index

Each exhibit listed as a previously filed document is hereby incorporated by reference to such document.

Exhibit Number	Description

2.1†	Stock Purchase Agreement, dated as of February 26, 2020 between the Company and G4S. Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on July 10, 2020.

2.2†	Stock Purchase Agreement, dated as of February 26, 2020 between the Company and G4S. Exhibit 2.2 to Registrant's Current Report on Form 8-K filed on July 10, 2020.

2.3†
First Amendment dated as of March 30, 2020 to the Stock Purchase Agreements dated as of February 26, 2020, between the Company and G4S. Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed on July 10, 2020.

3.1	Second Amended and Restated Articles of Incorporation of the Registrant. Exhibit 3(i) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

3.2	Bylaws of the Registrant, as amended and restated. Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed April 6, 2021.

4.1
Description of Registrant's Securities Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019.

4.2
Senior Notes Indenture dated as of October 20, 2017 among The Brink's Company, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as trustee, relating to the Senior Notes due 2027. Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed October 20, 2017.

4.3
Senior Notes Indenture dated as of June 22, 2020 among The Brink's Company, the Subsidiary Guarantors named therein, and the U.S. Bank National Association, as trustee, relating to the Senior Notes due 2025. Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 23, 2020.

10.1*	Brink's Incentive Plan, effective as of February 17, 2017. Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

10.2*	Pension Equalization Plan, as amended and restated as of July 23, 2012. Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.3*	Amended and Restated Executive Salary Continuation Plan, effective as of December 31, 2020. Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020.

10.4*
2013 Equity Incentive Plan, effective as of February 22, 2013 and amended and restated effective May 2, 2019.  Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

10.5*
2017 Equity Incentive Plan, effective as of May 5, 2017 and amended and restated effective May 2, 2019. Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

10.6*	Form of Inducement Stock Option Award Agreement, effective July 14, 2016. Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

10.7*	Form of Promotion Stock Option Award Agreement, effective July 28, 2016. Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

10.8*	Form of Stock Option Award Agreement, effective February 17, 2017. Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

10.9*	Form of 2017 Award Agreement for deferred stock units granted under the 2017 Equity Incentive Plan. Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

10.10*	Form of Stock Option Award Agreement, effective February 22, 2018. Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed February 26, 2018.

10.11*	Form of Change in Control Agreement. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 9, 2020.

10.12*	Offer Letter, dated June 9, 2016, between The Brink’s Company and Douglas A. Pertz. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 10, 2016.

10.13*	Change in Control Agreement between The Brink’s Company and Douglas A. Pertz. Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 9, 2020.

10.14*	Inducement Stock Option Award Agreement with Douglas A. Pertz, effective June 9, 2016. Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

10.15*	Offer Letter, dated July 14, 2016, between The Brink’s Company and Ronald J. Domanico. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 15, 2016.

10.16*	Non-Employee Directors’ Equity Plan, as amended and restated as of July 12, 2012. Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.17*
Form of Award Agreement for deferred stock units granted in 2009, 2010, 2011, 2012, 2013 and 2014 under the Non-Employee Directors’ Equity Plan.  Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

10.18*
Form of Award Agreement for deferred stock units granted in 2014 and 2015 to be distributed upon vesting under the Non-Employee Directors’ Equity Plan.  Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

10.19	Amendment and Restatement of The Brink’s Company Employee Welfare Benefit Trust. Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

10.20
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

10.21
First Amendment to Loan Documents, dated as of February 8, 2019, with Wells Fargo Bank, National Association, as existing administrative agent, Bank of America, N.A., as successor administrative agent, and the lenders party thereto. Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 14, 2019.

10.22
Incremental Amendment to Credit Agreement, dated as of April 1, 2020, by and among the Company, the subsidiaries of the Company party thereto, Bank of America, National Association, as administrative agent, and the lenders party thereto. Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 2, 2020.

10.23
Third Amendment to Credit Agreement, dated as of June 9, 2020, by and among the Company, the subsidiaries of the Company party thereto, with Bank of America, N.A. as administrative agent and the lenders party there. Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 12, 2020.

10.24*	Severance Pay Plan of The Brink's Company effective November 13, 2015, as amended October 2018. Exhibit 10.49 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018.

10.25*
Form of 2021 Performance Share Units Award Agreement (Total Shareholder Return), effective for awards made on or after February 24, 2021. Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.26*
Form of 2021 Performance Share Units Award Agreement (Internal Metric), effective for awards made on or after February 24, 2021. Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.27*
Form of 2021 Restricted Stock Unit (RSU) Award Agreement, effective for awards made on or after February 24, 2021. Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.28*	Directors’ Stock Accumulation Plan, as amended and restated effective May 1, 2021. Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.29*	Plan for Deferral of Directors’ Fees, as amended and restated effective May 1, 2021. Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.30*	Form of Indemnification Agreement entered into by The Brink’s Company with each of its directors, officers and certain employees, approved for use on December 9, 2021.

10.31*	Key Employees’ Deferred Compensation Program, as amended and restated as of December 9, 2021.

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer of the Brink's Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of the Brink's Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer of the Brink's Company pursuant to Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer of the Brink's Company pursuant to Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350.

99.1*
Excerpt from Pension-Retirement Plan relating to preservation of assets of the Pension-Retirement Plan upon a change in control.  Exhibit 99(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

99.2*	Subscription Agreement, dated June 9, 2016, between The Brink’s Company and Douglas A. Pertz. Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed June 10, 2016.

99.3*	Subscription Agreement, dated July 14, 2016, between The Brink’s Company and Ronald J. Domanico. Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed July 15, 2016.

101	Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2021, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Balance Sheets at December 31, 2021, and December 31, 2020, (ii) the Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019, (iv) the Consolidated Statements of Equity for the years ended December 31, 2021, 2020 and 2019, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

104	Cover Page Interactive Data File, formatted in iXBRL (Inline Extensible Business Reporting Language) (included with Exhibit 101)

*Management contract or compensatory plan or arrangement.
†Certain schedules attached to the Stock Purchase Agreements and Stock Purchase Agreement Amendment have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish the omitted schedules to the Securities and Exchange Commission upon request by the Commission.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2022.

The Brink’s Company
(Registrant)

By	/s/ Douglas A. Pertz
Douglas A. Pertz
(President and
Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 25, 2022.

Signature	Title

/s/ Douglas A. Pertz	Director, President and Chief Executive Officer (Principal Executive Officer)
Douglas A. Pertz
/s/ Ronald J. Domanico	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Ronald J. Domanico
/s/ Michael Sweeney	Controller (Principal Accounting Officer)
Michael Sweeney

/s/ Kathie J. Andrade	Director
Kathie J. Andrade

/s/ Paul G. Boynton	Director
Paul G. Boynton

/s/ Ian D. Clough	Director
Ian D. Clough

/s/ Susan E. Docherty	Director
Susan E. Docherty

/s/ Michael J. Herling	Director
Michael J. Herling

/s/ A. Louis Parker	Director
A. Louis Parker

/s/ George I. Stoeckert	Director
George I. Stoeckert

/s/ Timothy J. Tynan	Director
Timothy J. Tynan