Form 10-Q
period 2022-03-31
BRINKS CO
filed 2022-05-10
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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
Yes  ☐ No  ☒
As of May 5, 2022, 47,023,128 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements
THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)

(In millions, except for per share amounts)	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$733.0	710.3
Restricted cash	313.2	376.4
Accounts receivable, net	771.1	701.8
Prepaid expenses and other	266.6	211.0
Total current assets	2,083.9	1,999.5

Right-of-use assets, net	323.4	299.1
Property and equipment, net	870.1	865.6
Goodwill	1,423.2	1,411.7
Other intangibles	495.5	491.2
Deferred tax assets, net	292.3	239.4
Other	262.0	260.2

Total assets	$5,750.4	5,566.7

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$13.1	9.8
Current maturities of long-term debt	119.9	115.2
Accounts payable	199.2	211.2
Accrued liabilities	882.0	877.3
Restricted cash held for customers	150.3	215.5
Total current liabilities	1,364.5	1,429.0

Long-term debt	2,961.4	2,841.7
Accrued pension costs	213.0	219.3
Retirement benefits other than pensions	322.2	322.2
Lease liabilities	263.4	241.8
Deferred tax liabilities	48.8	49.2
Other	207.3	210.9
Total liabilities	5,380.6	5,314.1

Commitments and contingent liabilities (notes 4, 8 and 14)

Equity:
The Brink's Company ("Brink's") shareholders:
Common stock, par value $1 per share:
Shares authorized: 100.0
Shares issued and outstanding: 2022 - 47.6; 2021 - 47.4	47.6	47.4
Capital in excess of par value	674.7	670.6
Retained earnings	374.7	312.9
Accumulated other comprehensive loss	(857.0)	(907.9)
Brink’s shareholders	240.0	123.0

Noncontrolling interests	129.8	129.6

Total equity	369.8	252.6

Total liabilities and equity	$5,750.4	5,566.7
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In millions, except for per share amounts)	2022	2021

Revenues	$1,074.0	977.7

Costs and expenses:
Cost of revenues	839.7	758.8
Selling, general and administrative expenses	171.6	154.3
Total costs and expenses	1,011.3	913.1
Other operating income (expense)	(0.3)	(2.9)

Operating profit	62.4	61.7

Interest expense	(27.9)	(27.2)
Interest and other nonoperating income (expense)	(1.3)	(5.5)
Income from continuing operations before tax	33.2	29.0
Provision (benefit) for income taxes	(41.1)	13.6

Income from continuing operations	74.3	15.4

Loss from discontinued operations, net of tax	(0.1)	—

Net income	74.2	15.4
Less net income attributable to noncontrolling interests	2.9	2.7

Net income attributable to Brink’s	71.3	12.7

Amounts attributable to Brink’s
Continuing operations	71.4	12.7
Discontinued operations	(0.1)	—

Net income attributable to Brink’s	$71.3	12.7

Income per share attributable to Brink’s common shareholders(a):
Basic:
Continuing operations	$1.50	0.26
Net income	$1.49	0.26

Diluted:
Continuing operations	$1.48	0.25
Net income	$1.48	0.25

Weighted-average shares
Basic	47.8	49.8
Diluted	48.3	50.5

Cash dividends paid per common share	$0.20	0.15
(a)   Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2022	2021

Net income	$74.2	15.4

Benefit plan adjustments:
Benefit plan actuarial gains (losses)	10.5	(0.2)
Benefit plan prior service costs	(1.3)	(1.3)
Total benefit plan adjustments	9.2	(1.5)

Foreign currency translation adjustments	32.1	(46.0)
Unrealized net losses on available-for-sale securities	(0.4)	—
Gains on cash flow hedges	13.4	7.2
Other comprehensive income (loss) before tax	54.3	(40.3)
Provision for income taxes	4.9	2.5

Other comprehensive income (loss)	49.4	(42.8)

Comprehensive income (loss)	123.6	(27.4)
Less comprehensive income attributable to noncontrolling interests	1.4	0.6

Comprehensive income (loss) attributable to Brink's	$122.2	(28.0)
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Equity
(Unaudited)

	Three Months ended March 31, 2022
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCI*	Noncontrolling Interests	Total
Balance as of December 31, 2021	47.4	$47.4	670.6	312.9	(907.9)	129.6	252.6
Net income	—	—	—	71.3	—	2.9	74.2
Other comprehensive income (loss)	—	—	—	—	50.9	(1.5)	49.4
Dividends to:
Brink’s common shareholders ($0.20 per share)	—	—	—	(9.5)	—	—	(9.5)
Noncontrolling interests	—	—	—	—	—	(1.2)	(1.2)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	7.1	—	—	—	7.1
Other share-based benefit transactions	0.2	0.2	(3.0)	—	—	—	(2.8)
Balance as of March 31, 2022	47.6	$47.6	674.7	374.7	(857.0)	129.8	369.8

	Three Months ended March 31, 2021
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCI*	Noncontrolling Interests	Total
Balance as of December 31, 2020	49.5	$49.5	671.8	407.5	(1,000.0)	73.7	202.5
Cumulative effect of change in accounting principle(a)	—	—	—	0.5	—	—	0.5
Net income	—	—	—	12.7	—	2.7	15.4
Other comprehensive loss	—	—	—	—	(40.7)	(2.1)	(42.8)
Dividends to:
Brink’s common shareholders ($0.15 per share)	—	—	—	(7.4)	—	—	(7.4)
Noncontrolling interests	—	—	—	—	—	(0.4)	(0.4)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	7.6	—	—	—	7.6
Consideration from exercise of stock options	—	—	2.3	—	—	—	2.3
Other share-based benefit transactions	0.2	0.2	(4.2)	—	—	—	(4.0)
Acquisitions with noncontrolling interests	—	—	—	—	—	51.4	51.4
Balance as of March 31, 2021	49.7	$49.7	677.5	413.3	(1,040.7)	125.3	225.1

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

THE BRINK’S COMPANY
and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2022	2021
Cash flows from operating activities:
Net income	$74.2	15.4
Adjustments to reconcile net income to net cash used by operating activities:
Loss from discontinued operations, net of tax	0.1	—
Depreciation and amortization	61.0	54.8
Share-based compensation expense	7.1	7.6
Deferred income taxes	(58.2)	(1.8)
(Gain) loss on sale of property, equipment and marketable securities	0.2	(1.9)
Impairment losses	2.1	1.2
Retirement benefit funding (more) less than expense:
Pension	(0.3)	2.1
Other than pension	2.0	4.2
Remeasurement losses due to Argentina currency devaluations	4.9	3.0
Other operating	18.4	2.7
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and income taxes receivable	(81.1)	(24.6)
Accounts payable, income taxes payable and accrued liabilities	(4.8)	(0.6)
Restricted cash held for customers	(52.5)	(66.4)
Customer obligations	(0.1)	18.4
Prepaid and other current assets	(48.4)	(15.2)
Other	(0.9)	(0.4)
Net cash used by operating activities	(76.3)	(1.5)
Cash flows from investing activities:
Capital expenditures	(37.0)	(32.2)
Acquisitions, net of cash acquired	(11.4)	(108.1)
Marketable securities:
Purchases	(0.5)	—
Sales	0.5	0.6
Cash proceeds from sale of property and equipment	1.2	1.9
Net change in loans held for investment	(4.8)	—
Acquisition of customer contracts	—	(0.7)
Net cash used by investing activities	(52.0)	(138.5)
Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term borrowings	3.4	10.5
Long-term revolving credit facilities:
Borrowings	1,288.7	399.5
Repayments	(1,153.0)	(283.3)
Other long-term debt:
Borrowings	3.9	2.6
Repayments	(30.6)	(27.0)
Settlement of acquisition related contingencies	—	6.1
Payment of acquisition-related obligation	—	(2.9)
Dividends to:
Shareholders of Brink’s	(9.5)	(7.4)
Noncontrolling interests in subsidiaries	(1.2)	(0.4)
Proceeds from exercise of stock options	—	2.3
Tax withholdings associated with share-based compensation	(3.8)	(5.1)
Other	0.9	0.5
Net cash provided by financing activities	98.8	95.4
Effect of exchange rate changes on cash	(11.0)	(26.0)
Cash, cash equivalents and restricted cash:
Decrease	(40.5)	(70.6)
Balance at beginning of period	1,086.7	942.9
Balance at end of period	$1,046.2	872.3

See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of presentation

The Brink’s Company (along with its subsidiaries, “Brink’s”, the “Company”, “we”, “us” or “our”) has four operating segments:
•North America
•Latin America
•Europe
•Rest of World

Our unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2021.

Use of Estimates
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

In the first quarter of 2022, we further refined our global methodology of estimating the allowance for doubtful accounts. Our previous method to estimate currently expected credit losses in receivables (the allowance) was weighted significantly to a review of historical loss rates and specific identification of higher risk customer accounts. It also considered current and expected economic conditions, particularly the effects of the coronavirus (COVID-19) pandemic, in determining an appropriate allowance. As many of our regions begin to recover from the pandemic, we have re-assessed those earlier assumptions and estimates. Our updated method now also includes an estimated allowance for accounts receivable significantly past due in order to adjust for at-risk receivables not captured in our previous method. As part of the analysis under the updated estimation methodology, we noted an increase in accounts receivable significantly past due, particularly in the U.S., and we recorded an additional allowance of $16.7 million. Due to the fact that management has excluded this amount when evaluating internal performance, we have excluded it from segment results.

While some of our locations noted improved economics in 2021 and into the first quarter of 2022, our current estimates could be materially adversely affected in future periods by the COVID-19 pandemic, including as a result of new variants of the COVID-19 virus, such as the Delta and, more recently, Omicron variants. The COVID-19 pandemic began to have an adverse impact on our results of operations in the quarter ended March 31, 2020 as a result of reduced customer volumes, changes to our operating procedures and increases in our costs to provide services. We have taken and continue to take actions to adjust the way we operate and reduce our costs through restructuring activities and operational changes to address these impacts and align to future anticipated revenue levels.

We are continually assessing the impact that the COVID-19 pandemic, and the actions taken in response to it, will have on our employees, businesses and segments, customers and vendors and the industries that we serve. The full impact depends on many factors that are uncertain or not yet identifiable. We expect these factors will continue to impact our financial condition and our results of operations for a duration that is currently unknown. We will continue to monitor developments affecting our condensed consolidated financial statements, including indicators that goodwill or other long-lived assets may be impaired, increases in valuation allowances for doubtful accounts or deferred tax assets may be necessary or other accruals that may increase or be necessary resulting from actions taken to reduce our cost structure or conserve our liquidity. As noted above, we increased our allowance for doubtful accounts based on a re-assessment of our estimate and the aging of receivables in the wake of the pandemic.

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

Argentina
We operate in Argentina through wholly owned subsidiaries and a smaller controlled subsidiary (together "Brink's Argentina"). Revenues from Brink's Argentina represented approximately 5% of our consolidated revenues for the first three months of 2022 and 4% of our consolidated revenues for the first three months of 2021.

The operating environment in Argentina continues to present business challenges, including ongoing devaluation of the Argentine peso and significant inflation. In the first three months of 2022 and 2021, the Argentine peso declined approximately 7% (from 103.1 to 111.1 pesos to the U.S. dollar) and approximately 8% (from 84.0 to 91.7 pesos to the U.S. dollar), respectively. For the year ended December 31, 2021, the Argentine peso declined approximately 19% (from 84.0 to 103.1 pesos to the U.S. dollar).

Beginning July 1, 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, we consolidated Brink's Argentina using our accounting policy for subsidiaries operating in highly inflationary economies beginning with the third quarter of 2018. Argentine peso-denominated monetary assets and liabilities are remeasured at each balance sheet date using the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In the first three months of 2022, we recognized a $4.9 million pretax remeasurement loss. In the first three months of 2021, we recognized a $3.0 million pretax remeasurement loss.

At March 31, 2022, Argentina's economy remains highly inflationary for accounting purposes. At March 31, 2022, we had net monetary assets denominated in Argentine pesos of $69.0 million (including cash of $62.7 million). At March 31, 2022, we had net nonmonetary assets of $154.0 million (including $99.8 million of goodwill, $7.8 million in equity securities denominated in Argentine pesos and $4.1 million in debt securities denominated in Argentine pesos).

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

We have previously elected to use other market mechanisms to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms generally settle at rates that are less favorable than the rates at which we remeasure the financial statements of Brink’s Argentina. We did not have any such conversion losses in the three months ended March 31, 2022 or March 31, 2021.
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

Goodwill
Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. We review goodwill for impairment annually, as of October 1, and whenever events or circumstances in interim periods indicate that it is more likely than not that an impairment may have occurred. Impairment indicators were reviewed as of March 31, 2022 and we concluded that there were no indicators that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We will continue to monitor results in future periods to determine whether any indicators of impairment exist that would cause us to perform an impairment review.

Restricted Cash
In France and Malaysia, we offer services to certain of our customers where we manage some or all of their cash supply chains. In connection with these offerings, we take temporary title to certain customers' cash, which is included as restricted cash in our financial statements due to customer agreement or regulation. In addition, in accordance with a revolving credit facility, as of March 31, 2022, we are required to maintain a restricted cash reserve of $15.0 million (also $15.0 million at December 31, 2021) and, due to this contractual restriction, we have classified these amounts as restricted cash in our condensed consolidated balance sheet.

New Accounting Standards
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

High-Value Services
Our high-value services leverage our brand, global infrastructure and core services and include cash management services, global services, ATM managed services and payment services. We offer a variety of cash management services such as currency and coin counting and sorting, deposit preparation and reconciliation, and safe device installation and servicing (including our CompuSafe® service). Our global services business provides secure ground, sea and air transportation and storage of highly-valued commodities including diamonds, jewelry, precious metals and other valuables. We provide ATM managed services in North America and Europe for customers using Brink's-owned machines as well as machines owned by third parties. We also provide payment services which include bill payment and processing services on behalf of utility companies and other service providers plus general purpose reloadable prepaid cards and payroll cards.

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

Revenue Disaggregated by Reportable Segment and Type of Service

(In millions)	Core Services	High-Value Services	Other Security Services	Total
Three months ended March 31, 2022

Reportable Segments:
North America	$185.6	183.2	—	368.8
Latin America	172.4	113.5	5.4	291.3
Europe	103.9	84.7	33.5	222.1
Rest of World	54.7	124.3	12.8	191.8
Total reportable segments	$516.6	505.7	51.7	1,074.0

Three months ended March 31, 2021

Reportable Segments:
North America	$179.4	137.7	—	317.1
Latin America	160.2	105.5	4.0	269.7
Europe	111.3	71.1	32.0	214.4
Rest of World	54.6	111.7	10.2	176.5
Total reportable segments	$505.5	426.0	46.2	977.7

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

Contract Balances
Contract Assets
Although payment terms and conditions can vary, for the majority of our customer contracts, we invoice for all of the services provided to the customer within a monthly period. For certain customer contracts, the timing of our performance may precede our right to invoice the customer for the total transaction price. For example, Brink's affiliates in certain countries, primarily in Latin America, negotiate annual price adjustments with certain customers and, once the price increases are finalized, the pricing changes are made retroactive to services provided in earlier periods. These retroactive pricing adjustments are estimated and recognized as revenue with a corresponding contract asset in the same period in which the related services are performed. As the estimate of the ultimate transaction price changes, we recognize a cumulative catch-up adjustment for the change in estimate. In our Rest of World segment, certain Brink's affiliates provide services to specific customers and, per contract, a portion of the consideration is retained by the customers until the contract is completed. The retention amounts are reported as contract assets until we have the right to bill the customer for these amounts. Contract assets expected to be collected within one year ($4.0 million at March 31, 2022) are included in prepaid expenses and other on the condensed consolidated balance sheet. Amounts not expected to be billed and collected within one year ($3.7 million at March 31, 2022) are reported in other assets on the condensed consolidated balance sheet.

Contract Liabilities
For other customer contracts, we may obtain the right to payment or receive customer payments prior to performing the related services under the contract. When the right to customer payments or receipt of payments precedes our performance, we recognize a contract liability, which is included in accrued liabilities on the condensed consolidated balance sheet.

The opening and closing balances of receivables, contract assets and contract liabilities related to contracts with customers are as follows:

(In millions)	Receivables	Contract Assets	Contract Liabilities

Opening (January 1, 2022)	$701.8	6.3	17.9
Closing (March 31, 2022)	771.1	7.7	18.2
Increase (decrease)	$69.3	1.4	0.3

The amount of revenue recognized in the three months ended March 31, 2022 that was included in the January 1, 2022 contract liabilities balance was $3.8 million. This revenue consists of services provided to customers who had prepaid for those services prior to the current year.

Revenue recognized in the three months ended March 31, 2022 from performance obligations satisfied in the prior year was not significant. This revenue is a result of changes in the transaction price of our contracts with customers.

Contract Costs
Sales commissions directly related to obtaining new contracts with customers are capitalized when incurred and are then amortized to expense ratably over the term of the contracts. At March 31, 2022, the net capitalized costs to obtain contracts was included in other assets on the condensed consolidated balance sheet. The capitalized amount at March 31, 2022 and December 31, 2021 were $2.1 million and $2.0 million, respectively. The amortization expense in the first three months of 2022 and 2021 was not significant in either period.

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

Note 3 - Segment information

We identify our operating segments based on how our chief operating decision maker (“CODM”) allocates resources, assesses performance and makes decisions. Our CODM is our President and Chief Executive Officer. Our CODM evaluates performance and allocates resources to each operating segment based on a profit or loss measure which, at the reportable segment level, excludes the following:
•Corporate expenses - include corporate headquarters costs, regional management costs, currency transaction gains and losses, adjustments to reconcile segment accounting policies to GAAP, and costs related to global initiatives.
•Other items not allocated to segments - certain significant items such as reorganization and restructuring actions that are evaluated on an individual basis by management and are not considered part of the ongoing activities of the business are excluded from segment results. We also exclude certain costs, gains and losses related to acquisitions and dispositions of assets and of businesses. Brink's Argentina is consolidated using our accounting policy for subsidiaries operating in highly inflationary economies. We have excluded from our segment results the impact of highly inflationary accounting in Argentina, including currency remeasurement losses. Net charges related to a change in the methodology for estimating the allowance for doubtful accounts have been excluded from segment results. We have also excluded from our segment results net charges related to an internal loss in our U.S. global services operations. The net impact of the internal losses has included estimated bad debt expense for uncollectible receivables as well as legal costs to recover losses from insurance. The charges related to the internal losses have been offset by collections of previously reserved receivables and insurance recoveries.

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

Prior to 2021, all business units within the operating segments followed an internal Brink's accounting policy for determining an allowance for doubtful accounts and recognizing bad debt expense. The allowance amounts reported by the operating segments were then reconciled to the required U.S. GAAP estimated consolidated allowance amount, and any differences were reported as part of Corporate expenses. During the first quarter of 2021, we changed the allowance calculation method of the U.S. business within the North America operating segment, in order to more closely align it with U.S. GAAP requirements. Differences between U.S. GAAP and existing internal policy were not significant for all other business units within the operating segments, and so no other changes were made, and reconciling amounts for those units will continue to be reported as part of Corporate expense. For the North America segment, the impact of this change in reporting was to reduce the segment allowance and to increase segment operating profit by $12.3 million in the first quarter of 2021. There was no net impact to condensed consolidated results, as a corresponding offsetting adjustment occurred on Corporate expenses.

The following table summarizes our revenues and segment profit for each of our reportable segments and reconciles these amounts to consolidated revenues and operating profit:

	Revenues		Operating Profit
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2022	2021	2022	2021
Reportable Segments:
North America	$368.8	317.1	24.4	32.3
Latin America	291.3	269.7	63.0	58.7
Europe	222.1	214.4	14.8	10.6
Rest of World	191.8	176.5	33.1	30.4
Total reportable segments	1,074.0	977.7	135.3	132.0

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	—	—	(28.5)	(30.1)
Foreign currency transaction gains (losses)	—	—	2.4	0.1
Reconciliation of segment policies to GAAP(a)	—	—	2.9	(11.9)
Other items not allocated to segments:
Reorganization and Restructuring(b)	—	—	(11.7)	(6.6)
Acquisitions and dispositions(c)	—	—	(15.2)	(18.7)
Argentina highly inflationary impact(d)	—	—	(6.1)	(3.9)
Change in allowance estimate(e)	—	—	(16.7)	—
Internal loss(f)	—	—	—	0.8
Total	$1,074.0	977.7	$62.4	61.7

(a)This line item includes adjustments to bad debt expense and a Mexico profit sharing plan accrual reported by the segments to the estimated consolidated amounts required by U.S. GAAP.
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
(d)We have designated Argentina's economy as highly inflationary for accounting purposes. Currency remeasurement gains and losses related to peso-denominated monetary assets and liabilities as well as incremental expense related to nonmonetary assets are excluded from segment results.
(e)Represents charge related to a change in our methodology to estimate our allowance for doubtful accounts recognized in the first quarter of 2022. See Note 1 for further details.
(f)Represents net credits related to an internal loss in our U.S. global services operations. The credits result from collection of previously reserved accounts receivable.

Note 4 - Retirement benefits

Pension plans

We have various defined-benefit pension plans covering eligible current and former employees.  Benefits under most plans are based on salary and years of service.

The components of net periodic pension cost for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2022	2021	2022	2021	2022	2021

Three months ended March 31,

Service cost	$—	—	2.1	2.2	2.1	2.2
Interest cost on projected benefit obligation	5.7	5.3	3.3	2.9	9.0	8.2
Return on assets – expected	(12.1)	(11.8)	(2.9)	(3.1)	(15.0)	(14.9)
Amortization of losses	5.8	8.4	0.5	1.6	6.3	10.0
Settlement loss	—	—	0.4	0.4	0.4	0.4
Net periodic pension cost	$(0.6)	1.9	3.4	4.0	2.8	5.9
We did not make cash contributions to the primary U.S. pension plan in 2021 or the first three months of 2022. Based on current assumptions described in our Annual Report on Form 10-K for the year ended December 31, 2021, we do not expect to make contributions to the primary U.S. pension plan in the foreseeable future.

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

The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

	UMWA Plans		Black Lung and Other Plans		Total
(In millions)	2022	2021	2022	2021	2022	2021

Three months ended March 31,

Interest cost on accumulated postretirement benefit obligations	$2.7	2.5	0.9	0.8	3.6	3.3
Return on assets – expected	(3.3)	(3.1)	—	—	(3.3)	(3.1)
Amortization of losses	3.1	4.8	1.9	2.1	5.0	6.9
Amortization of prior service cost	(1.2)	(1.2)	—	—	(1.2)	(1.2)
Net periodic postretirement cost	$1.3	3.0	2.8	2.9	4.1	5.9
The components of net periodic pension cost and net periodic postretirement cost other than the service cost component are included in interest and other nonoperating income (expense) in the condensed consolidated statements of operations.

Note 5 - Income taxes

	Three Months Ended March 31,
	2022	2021
Continuing operations
Provision (benefit) for income taxes (in millions)	$(41.1)	13.6
Effective tax rate	(123.8%)	46.9%

Valuation Allowance-Tax Credits
In the first quarter of 2022, we concluded that it is more likely than not that a substantial amount of the U.S. deferred tax assets for U.S. foreign tax credit and general business credit carryforwards that previously required a valuation allowance would be realized. Our conclusion was based upon an analysis of the final foreign tax credit regulations that the U.S. Treasury published in the Federal Register on January 4, 2022. Based upon this analysis, we determined a significant amount of the post-2021 foreign withholding taxes will now be ineligible for U.S. foreign income tax credit treatment and therefore we are forecasting that our U.S. operations will no longer annually be generating new foreign tax credits in excess of its annual foreign tax credit utilization limit. As a result, we expect to be able to utilize a substantial amount of our foreign tax credit and general business tax credit carryforwards to offset future tax prior to their expiration. Accordingly, we reversed a substantial amount of our valuation allowance on our net U.S. deferred tax assets, resulting in a $58.3 million benefit in our provision for income taxes. This benefit was recorded in the first quarter of 2022. Due to the novel approach that the final regulations impose, it is possible that further developments in foreign country or U.S. tax laws could occur and may require us to change our assessment of the ultimate amounts we consider more-likely-than-not to be realized.

2022 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first three months of 2022 was less than the 21% U.S. statutory rate primarily due to the release of valuation allowances on U.S. tax credits deemed realizable as a result of the issuance of U.S. final foreign tax credit regulations, offset by the geographical mix of earnings, the seasonality of book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on cross border payments and U.S. taxable income limitations, and the characterization of a French business tax as an income tax.

2021 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first three months of 2021was greater than the 21% U.S. statutory rate primarily due to the geographical mix of earnings, the seasonality of book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on cross border payments and U.S. taxable income limitations, and the characterization of a French business tax as an income tax.

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

We estimated fair values for the assets purchased, liabilities assumed and purchase consideration as of the date of the acquisition. The determination of estimated fair value required management to make significant estimates and assumptions. We finalized our purchase price accounting for PAI in the first quarter of 2022. There were no material changes in the first quarter of 2022 to the amounts previously disclosed.

G4S ("G4S") Acquisitions
On February 26, 2020, we announced that we agreed to acquire the majority of the cash management operations of U.K.-based G4S, with closings planned in multiple phases in 2020. In March 2020, we acquired 100% of the capital stock of G4S International Logistics Group Limited ("G4Si"), a company which directly or indirectly owns controlling interests in multiple businesses providing secure international transportation of valuables. From the second quarter of 2020 through the first quarter of 2021, we acquired cash management operations from G4S located in the Netherlands, Belgium, Ireland, Hong Kong, Cyprus, Romania, the Czech Republic, Malaysia, the Dominican Republic, the Philippines, Indonesia, Estonia, Latvia, Lithuania, Macau, Luxembourg and Kuwait. For the majority of these acquisitions, we acquired 100% of the ownership interests. In Malaysia, the Dominican Republic, the Philippines, Indonesia and Kuwait, we acquired ownership interests of less than 100%. We believe that we meet the accounting criteria for consolidating these subsidiaries. In the aggregate, the purchase consideration for the G4S acquisitions as of March 31, 2022 is $826 million. We have also paid G4S approximately $114 million for net intercompany receivables from the acquired subsidiaries. The G4S businesses acquired generated approximately $800 million in annual revenues in 2019.

The contingent consideration noted in the following table below is related to the acquisition of the Malaysia operations. The consideration will be paid when minimum dividend distributions are received by Brink's relating to cash on the balance sheets of the Malaysia subsidiaries as of the acquisition date. We used a probability-weighted approach to estimate the fair value of the contingent consideration. The fair value of the contingent consideration reflected in the table below is the full $22 million that remains potentially payable as of March 31, 2022 as we believe it is unlikely that the contingent consideration payments will be reduced.

We estimated fair values for the assets purchased, liabilities assumed and purchase consideration as of the date of the acquisition. The determination of estimated fair value required management to make significant estimates and assumptions. We finalized our purchase price accounting in 2021 for the businesses we acquired in 2020. For the remaining businesses acquired from G4S in 2021, we finalized our purchase accounting in the first quarter of 2022. There were no material changes in the first quarter of 2022 to the amounts previously disclosed.

Other Acquisition in 2022

In January 2022, PAI acquired net assets from Touchpoint 21 LLC, an ATM and cash management solutions company operating in Texas and Oklahoma. We have determined that this acquisition represents a business combination and we have recorded acquired assets and liabilities at estimated fair value. The purchase consideration is approximately $15 million.

Acquisition Costs

We have incurred $0.4 million in transaction costs related to business acquisitions in the first three months of 2022 (compared to $2.4 million in the first three months of 2021). These costs are classified in the condensed consolidated statements of operations as selling, general and administrative expenses.

Note 7 - Accumulated other comprehensive income (loss)

Other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive loss into earnings, was as follows:

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Three months ended March 31, 2022

Amounts attributable to Brink's:
Benefit plan adjustments	$(0.9)	0.2	10.1	(2.4)	7.0
Foreign currency translation adjustments(b)	35.1	(0.4)	(1.5)	0.4	33.6
Unrealized losses on available-for-sale securities	(0.4)	—	—	—	(0.4)
Gains (losses) on cash flow hedges	(1.2)	2.1	14.6	(4.8)	10.7
	32.6	1.9	23.2	(6.8)	50.9

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	(1.5)	—	—	—	(1.5)
	(1.5)	—	—	—	(1.5)

Total
Benefit plan adjustments(a)	(0.9)	0.2	10.1	(2.4)	7.0
Foreign currency translation adjustments(b)	33.6	(0.4)	(1.5)	0.4	32.1
Unrealized losses on available-for-sale securities(c)	(0.4)	—	—	—	(0.4)
Gains (losses) on cash flow hedges(d)	(1.2)	2.1	14.6	(4.8)	10.7
	$31.1	1.9	23.2	(6.8)	49.4

Three months ended March 31, 2021

Amounts attributable to Brink's:
Benefit plan adjustments	$(17.3)	4.1	16.1	(4.6)	(1.7)
Foreign currency translation adjustments(b)	(44.2)	—	—	—	(44.2)
Gains (losses) on cash flow hedges	10.5	(3.4)	(3.3)	1.4	5.2
	(51.0)	0.7	12.8	(3.2)	(40.7)

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	(0.3)	—	—	—	(0.3)
Foreign currency translation adjustments	(1.8)	—	—	—	(1.8)
	(2.1)	—	—	—	(2.1)

Total
Benefit plan adjustments(a)	(17.6)	4.1	16.1	(4.6)	(2.0)
Foreign currency translation adjustments(b)	(46.0)	—	—	—	(46.0)
Gains (losses) on cash flow hedges(d)	10.5	(3.4)	(3.3)	1.4	5.2
	$(53.1)	0.7	12.8	(3.2)	(42.8)

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

	Three Months Ended March 31,
(In millions)	2022	2021
Total net periodic retirement benefit cost included in:
Cost of revenues	$1.6	1.7
Selling, general and administrative expenses	0.5	0.5
Interest and other nonoperating expense	4.8	9.6

(b)2022 foreign currency translation adjustment amounts arising during the three months ended March 31, 2022 reflect primarily the appreciation of the Brazilian real and the Mexican peso, partially offset by the devaluation of the euro and British pound. 2021 foreign currency translation adjustment amounts arising during the three months ended March 31, 2021 reflect primarily the devaluation of the euro and Brazilian real.
(c)Gains and losses on sales of available-for-sale debt securities are reclassified from accumulated other comprehensive income (loss) to the condensed consolidated statements of operations when the gains or losses are realized. Pretax amounts are classified in the condensed consolidated statements of operations as interest and other income (expense).
(d)Pretax gains and losses on cash flow hedges are classified in the condensed consolidated statements of operations as:
•other operating income (expense) ($11.8 million gain in the three months ended March 31, 2022 and $6.1 million gain in the three months ended March 31, 2021)
•interest expense ($2.8 million of expense in the three months ended March 31, 2022 and $2.7 million of expense in the three months ended March 31, 2021).

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

(In millions)	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Unrealized Losses on Available-for-Sale Securities	Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2021	$(474.0)	(425.7)	(0.1)	(8.1)	(907.9)
Other comprehensive income (loss) before reclassifications	(0.7)	34.7	(0.4)	0.9	34.5
Amounts reclassified from accumulated other comprehensive loss to net income	7.7	(1.1)	—	9.8	16.4
Other comprehensive income (loss) attributable to Brink's	7.0	33.6	(0.4)	10.7	50.9
Balance as of March 31, 2022	$(467.0)	(392.1)	(0.5)	2.6	(857.0)

Note 8 - Fair value of financial instruments

Investments in Marketable Securities
We have investments in mutual funds, equity securities and available for sale debt securities that are carried at fair value in the condensed financial statements. For these investments, fair value was based on quoted market prices, which we have categorized as a Level 1 valuation.

Fixed-Rate Debt
The fair value and carrying value of our material fixed-rate debt, excluding any unamortized debt issuance costs, are as follows:

(In millions)	March 31, 2022	December 31, 2021

$600 million senior unsecured notes
Carrying value	$600.0	600.0
Fair value	575.9	625.7

$400 million senior unsecured notes
Carrying value	400.0	400.0
Fair value	392.8	414.8

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

Forward and Swap Contracts
We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies. At March 31, 2022, the notional value of our short term outstanding foreign currency forward and swap contracts was $497 million, with average maturities of approximately one month. These foreign currency forward and swap contracts primarily offset exposures in the euro, the British pound and the Mexican peso and are not designated as hedges for accounting purposes. Accordingly, changes in their fair value are recorded immediately in earnings.

At March 31, 2022, the fair value of our short term foreign currency contracts was a net asset of approximately $9.8 million, of which $9.9 million was included in prepaid expenses and other and $0.1 million was included in accrued liabilities on the condensed consolidated balance sheet. At December 31, 2021, the fair value of these foreign currency contracts was a net asset of approximately $1.9 million, of which $3.4 million was included in prepaid expenses and other and $1.5 million was included in accrued liabilities on the condensed consolidated balance sheet.

Amounts under these contracts were recognized in other operating income (expense) as follows:

	Three Months Ended March 31,
	2022	2021

Derivative instrument gains included in other operating income (expense)	$18.9	10.5
.
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

At March 31, 2022, the notional value of this long term contract was $70 million with a weighted-average maturity of 1.1 years. At March 31, 2022, the fair value of the long term cross currency swap contract was a $15.9 million net asset, of which $3.3 million is included in prepaid expenses and other and $12.6 million is included in other assets on the condensed consolidated balance sheet. At December 31, 2021, the fair value of the long term cross currency swap contract was a $26.3 million net asset, of which a $5.8 million asset was included in prepaid expenses and other and a $20.5 million asset was included in other assets on the condensed consolidated balance sheet.

Amounts under this contract were recognized in other operating income (expense) to offset transaction gains or losses and in interest expense as follows:

	Three Months Ended March 31,
(In millions)	2022	2021

Derivative instrument gains (losses) included in other operating income (expense)	$(11.8)	6.1

Offsetting transaction gains (losses)	11.8	(6.1)

Derivative instrument losses included in interest expense	(0.4)	(0.3)

Net derivative instrument gains (losses)	(12.2)	5.8

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

At March 31, 2022, the notional value of these contracts was $400 million with a remaining weighted-average maturity of 1.0 years. At March 31, 2022, the fair value of these interest rate swaps was a net liability of $1.5 million, of which $1.5 million was included in other assets and $3.0 million was included in accrued liabilities on the condensed consolidated balance sheet. At December 31, 2021, the fair value of these interest rate swaps was a net liability of $13.9 million, of which $8.3 million was included in accrued liabilities and $5.6 million was included in other liabilities on the condensed consolidated balance sheet.

In the first quarter of 2022, we entered into four forward-starting interest rate swaps that hedge cash flow risk associated with changes in variable interest rates and that are designated as cash flow hedges for accounting purposes. Accordingly, changes in the fair value of these cash flow hedges are presently recorded in the gains (losses) on cash flow hedges component of accumulated other comprehensive income (loss). The forward-starting interest rate swaps will become effective in July 2022 and have a maturity date in July 2030, with a mandatory settlement scheduled to occur in July 2022. The amounts from accumulated other comprehensive income (loss) will begin to be released into earnings once the full settlement takes place in the third quarter of 2022.

At March 31, 2022, the notional value of these contracts was $200 million with a remaining weighted-average maturity of 0.3 years. At March 31, 2022, the fair value of these forward-starting interest rate swaps was a net asset of $2.2 million, which was included in prepaid expenses and other on the condensed consolidated balance sheet.

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

At March 31, 2022, the notional value of these cross currency swap contracts was $400 million with a remaining weighted average maturity of 6.1 years. At March 31, 2022, the fair value of these cross currency swaps was a net asset of $26.1 million, of which $6.0 million was included in prepaid expenses and other and $20.1 million was included in other assets on the condensed consolidated balance sheet. At December 31, 2021, the fair value of these cross currency swaps was a net asset of $28.5 million, of which $6.0 million was included in prepaid expenses and other and $22.5 million was included in other assets on the condensed consolidated balance sheet.

The effect of the interest rate swaps and the amortization of the spot-forward difference on the net investment hedges cross currency swaps is included in interest expense as follows:

	Three Months Ended March 31,
(In millions)	2022	2021

Interest rate swaps designated as cash flow hedges	2.4	2.4
Cross currency swaps designated as net investment hedges	(1.5)	—
Net derivative instrument losses included in interest expense	0.9	2.4

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

There were no transfers in or out of any of the levels of the valuation hierarchy in the first three months of 2022.

Note 9 - Debt

	March 31,	December 31,
(In millions)	2022	2021
Debt:
Short-term borrowings	$13.1	9.8
Total short-term borrowings	$13.1	9.8

Long-term debt
Bank credit facilities:
Term loan A(a)	$1,207.7	1,224.7
Senior unsecured notes(b)	990.4	989.8
Revolving Credit Facility	620.1	495.0
Other (c)	76.3	68.9
Financing leases	186.8	178.5
Total long-term debt	$3,081.3	2,956.9

Total debt	$3,094.4	2,966.7

Included in:
Current liabilities	$133.0	125.0
Noncurrent liabilities	2,961.4	2,841.7
Total debt	$3,094.4	2,966.7

(a)Amounts outstanding are net of unamortized debt costs of $3.3 million as of March 31, 2022 and $3.7 million as of December 31, 2021.
(b)Amounts outstanding are net of unamortized debt costs of $9.6 million as of March 31, 2022 and $10.2 million as of December 31, 2021.
(c)Other facilities include $68.1 million related to the Brink's Capital credit facility at March 31, 2022, compared to $57.5 million at December 31, 2021. The facility had $919.5 million in borrowings and $908.9 million in repayments in the first quarter of 2022, which is reflected in the long-term revolving credit facilities movement in the consolidated statements of cash flows.

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
All loans under the Revolving Credit Facility and the Term Loans mature five years after the date of the first amendment date to the Senior Secured Credit Facility on February 8, 2024. Principal payments for the Term Loans are due quarterly in an amount equal to 1.25% of the initial loan amount with a final lump sum payment due on February 8, 2024. Interest rates for the Senior Secured Credit Facility are based on LIBOR plus a margin or an alternate base rate plus a margin. The Revolving Credit Facility allows us to borrow money or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of March 31, 2022, $380 million was available under the Revolving Credit Facility. The obligations under the Senior Secured Credit Facility are secured by a first-priority lien on all or substantially all of the assets of the Company and certain of its domestic subsidiaries, including a first-priority lien on equity interests of certain of the Company’s direct and indirect subsidiaries. The Company and certain of its domestic subsidiaries also guarantee the obligations under the Senior Secured Credit Facility.
The margin on both LIBOR and alternate base rate borrowings under the Senior Secured Credit Facility is based on the Company’s total net debt leverage ratio. The margin on LIBOR borrowings, which can range from 1.25% to 2.50%, was 1.75% at March 31, 2022. The margin on alternate base rate borrowings, which can range from 0.25% to 1.50%, was 0.75% as of March 31, 2022. We also pay an annual commitment fee on the unused portion of the Revolving Credit Facility based on the Company’s total net leverage ratio. The commitment fee, which can range from 0.15% to 0.35%, was 0.25% as of March 31, 2022.

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

The Senior Notes have not been and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The notes were offered in the United States only to persons reasonably believed to be qualified institutional buyers in reliance on the exception from registration set forth in Rule 144A under the Securities Act and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act.

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

Letter of Credit Facilities and Bank Guarantee Facilities
We have three committed letter of credit facilities totaling $63 million, of which approximately $20 million was available at March 31, 2022. At March 31, 2022, we had undrawn letters of credit and guarantees of $43 million issued under these facilities. The $15 million facility expires in April 2025, the $32 million facility expires in December 2022 and the $16 million facility expires in January 2024.

We have three uncommitted letter of credit facilities totaling $65 million, of which approximately $42 million was available at March 31, 2022. At March 31, 2022, we had undrawn letters of credit and guarantees of $23 million issued under these facilities. The $40 million facility expires in December 2022. The $15 million facility and the $10 million facility have no expiration dates

The Senior Secured Credit Facility is also available for issuance of letters of credit and bank guarantees.

The Senior Secured Credit Facility, Senior Unsecured Notes, the Letter of Credit Facilities and Bank Guarantee Facilities contain various financial and other covenants. The financial covenants, among other things, limit our ability to provide liens, restrict fundamental changes, limit transactions with affiliates and unrestricted subsidiaries, restrict changes to our fiscal year and to organizational documents, limit asset dispositions, limit the use of proceeds from asset sales, limit sale and leaseback transactions, limit investments, limit the ability to incur debt, restrict certain payments to shareholders, limit negative pledges, limit the ability to change the nature of our business, provide for a maximum consolidated net leverage ratio and provide for minimum coverage of interest costs. If we were not to comply with the terms of our various financing agreements, the repayment terms could be accelerated and the commitments could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other financing agreements. We were in compliance with all covenants at March 31, 2022.

Note 10 - Credit losses

We are exposed to credit losses primarily through sales of our Core and High-Value services to customers with operations in the U.S. as well as customers in more than 100 countries outside the U.S. We typically invoice our customers on a monthly basis and payment terms are generally between 30 and 60 days.

We assess currently expected credit losses in our financial assets on a pool basis by aggregating financial assets with similar risk characteristics. We have pooled financial assets by geographic location because of the similarities within each location such as customers, payment terms, and services offered. Loss experience is monitored for each pool and we determine historical loss rates for each pool. These historical loss rates are the main assumption used in estimating expected credit losses over the life of the financial assets. We also considered current and expected economic conditions, particularly the effects of the pandemic, in determining an appropriate allowance.

We monitor the aging of accounts receivables by country and write off any accounts that are deemed uncollectible. We also monitor any significant economic events to identify any current or expected trends and risks within a pool that could impact the collectability of outstanding accounts receivables balances that were not contemplated or relevant during a previous period.

In the first quarter of 2022, as many of our regions begin to recover from the ongoing COVID-19 pandemic, we re-assessed earlier assumptions and estimates, and we further refined our methodology of estimating the allowance for doubtful accounts. Our updated method now also includes an estimated allowance for accounts receivables significantly past due in order to adjust for at-risk receivables not captured in our previous method. As part of the analysis under the updated estimation methodology, we noted an increase in accounts receivable significantly past due, particularly in the U.S., and we recorded an additional allowance of $16.7 million.

The following table is a rollforward of the allowance for doubtful accounts for the three month period ended March 31, 2022.

Allowance for doubtful accounts:

(In millions)

December 31, 2021	$16.9
Provision for uncollectible accounts receivable	15.4
Other	3.4
Write-offs and recoveries	(0.6)
Foreign currency exchange effects	(0.1)
March 31, 2022	$35.0
.

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

Outstanding awards at March 31, 2022 include performance share units, restricted stock units, deferred stock units, performance-based stock options, time-based stock options and certain awards that will be settled in cash.

Compensation Expense
Compensation expense is measured using the fair-value-based method. Prior to 2020, for employee and director awards considered equity grants, compensation expense is recognized from the award or grant date to the earlier of the retirement-eligible date or the vesting date. In 2020, the retirement eligibility provisions for many employee awards were changed on a go-forward basis to require a six month notification period prior to actual retirement. For the 2020 awards, we recognized expense from the grant date to six months after the participant's retirement eligible date. In 2021, the retirement eligibility provisions were changed to require a minimum of a one year service period in order to meet the retirement eligible conditions. For the 2021 and 2022 awards, we recognize expense from the grant date to the earlier of the retirement-eligible date (provided it is not less than one year from the grant date) or the vesting date.

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

Compensation expenses are classified as selling, general and administrative expenses in the condensed consolidated statements of operations. Compensation expenses for the share-based awards were as follows:

	Compensation Expense
	Three Months Ended March 31,
(in millions)	2022	2021

Performance share units	$4.9	5.1
Restricted stock units	1.9	1.7
Deferred stock units and fees paid in stock	0.3	0.1
Performance-based stock options	—	0.3
Time-based vesting stock options	0.1	0.4
Cash based awards	0.4	0.8
Share-based payment expense	7.6	8.4
Income tax benefit	(1.8)	(1.9)
Share-based payment expense, net of tax	$5.8	6.5

Performance-Based Stock Options
In 2018, 2017 and 2016, we granted performance-based stock options that have a service condition as well as a market condition. In addition, some of the awards granted in 2016 contained a non-financial performance condition. We measured the fair value of these performance-based options at the grant date using a Monte Carlo simulation model.

The following table summarizes performance-based stock option activity during the first three months of 2022:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2021	946.5	$10.25
Expired(a)	(15.3)	17.92
Outstanding balance as of March 31, 2022	931.2	$10.12

(a)Although the service condition had been met, these 2018 performance options expired in accordance with the terms of the underlying award agreement.

Time-Based Stock Options
We granted time-based stock options that contain only a service condition. We measure the fair value of these time-based options at the grant date using a Black-Scholes-Merton option pricing model.

The following table summarizes time-based stock option activity during the first three months of 2022:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2021	177.1	$21.42
Expired	(15.5)	21.51
Outstanding balance as of March 31, 2022	161.6	$21.41

Restricted Stock Units (“RSUs”)
We granted RSUs that contain only a service condition. We measure the fair value of RSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period.

The following table summarizes RSU activity during the first three months of 2022:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2021	251.1	$74.37
Granted	196.0	66.63
Forfeited	(14.9)	69.10
Vested	(63.6)	79.91
Nonvested balance as of March 31, 2022	368.6	$69.52

Performance Share Units ("PSUs”)
We granted Internal Metric PSUs ("IM PSUs") and Relative Total Shareholder Return PSUs ("TSR PSUs").

IM PSUs contain a performance condition as well as a service condition. We measure the fair value of these PSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period. For the IM PSUs granted in 2021, the performance period is from January 1, 2021 to December 31, 2022. For IM PSUs granted in 2022, the performance period is from January 1, 2022 to December 31, 2024.

TSR PSUs contain a market condition as well as a service condition. We measure the fair value of PSUs containing a market condition at the grant date using a Monte Carlo simulation model. For the TSR PSUs granted in 2020, the service period is from January 1, 2020 to December 31, 2022. For the TSR PSUs granted in 2021, the service period is from January 1, 2021 to December 31, 2023. For the TSR PSUs granted in 2022, the service period is from January 1, 2022 to December 31, 2024.

The following table summarizes all PSU activity during the first three months of 2022:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2021	661.0	$81.75
Granted	233.8	69.27
Forfeited or expired(a)	(45.5)	88.41
Vested(b)	(142.9)	77.61
Nonvested balance as of March 31, 2022	706.4	$78.92

(a)Although the service condition had been met, 23.6 thousand TSR PSUs granted in 2019 expired in accordance with the market condition terms of the underlying award agreement. These units had a weighted average grant-date fair value of $105.57 per share.
(b)The vested PSUs presented are based on the target amount of the award. In accordance with the terms of the underlying award agreements, the actual shares earned and distributed for the performance period ended December 31, 2021 were 144.4 thousand, compared to target shares of 142.9 thousand.

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

The following table summarizes all DSU activity during the first three months of 2022:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2021	14.3	$78.74
Vested	(0.2)	82.57
Nonvested balance as of March 31, 2022	14.1	$78.69

Note 12 - Capital Stock

Common Stock
At March 31, 2022, we had 100 million shares of common stock authorized and 47.6 million shares issued and outstanding.

Dividends
We paid regular quarterly dividends on our common stock during the last two years. The payment of future dividends is at the discretion of the Board of Directors and is dependent on our future earnings, financial condition, shareholder equity levels, cash flow, business requirements and other factors.

Preferred Stock
At March 31, 2022, we had the authority to issue up to 2.0 million shares of preferred stock with a par value of $10 per share.

Share Repurchase Program
On October 27, 2021, we announced that our Board of Directors authorized a $250 million share repurchase program that expires on December 31, 2023 (the "2021 Repurchase Program"). This authorization replaces our previous $250 million repurchase program, authorized by the Board in February 2020 (the "2020 Repurchase Program"), which expired on December 31, 2021, with no amount remaining available.

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

At March 31, 2022, $250 million remained available under the 2021 Repurchase Program.

Under the 2020 Repurchase Program, we entered into an accelerated share repurchase arrangement ("ASR") in the fourth quarter of 2021 and repurchased 1,742,160 shares in November 2021 in exchange for a $150 million upfront payment to a financial institution. Under this ASR, the purchase period had a scheduled termination date of June 1, 2022. In April 2022, the financial institution elected to early terminate this ASR and an additional 546,993 shares were repurchased. In total, 2,289,153 shares were repurchased under this ASR at an average repurchase price of $65.53.

Shares Used to Calculate Earnings per Share

	Three Months Ended March 31,
(In millions)	2022	2021

Weighted-average shares:
Basic(a)	47.8	49.8
Effect of dilutive stock awards and options	0.5	0.7
Diluted	48.3	50.5

Antidilutive stock awards and options excluded from denominator(b)	1.0	0.2

(a)We have deferred compensation plans for directors and certain of our employees. Some amounts owed to participants are denominated in common stock units. Each unit represents one share of common stock. The number of shares used to calculate basic earnings per share includes the weighted-average common stock units credited to employees and directors under the deferred compensation plans. Additionally, nonvested units containing only a service requirement are also included in the computation of basic weighted-average shares when the requisite service period has been completed. Accordingly, included in basic shares are 0.3 million in the three months ended March 31, 2022, and 0.3 million in the three months ended March 31, 2021.
(b)Under the November 2021 ASR, based on our stock prices from November 1,2021 to March 31, 2022, we would have received additional shares under the ASR if the settlement date had been March 31, 2022. Because the ASR settlement date did not occur until April 2022 and because any anticipated receipt of additional shares of our common stock would have been antidilutive, no amounts were included in the computation of diluted EPS.

Note 13 - Supplemental cash flow information

	Three Months Ended March 31,
(In millions)	2022	2021
Cash paid for:
Interest	$25.4	25.7
Income taxes, net	31.3	14.6

Argentina Currency Conversions
We have elected in the past and could continue in the future to repatriate cash from Brink's Argentina using different means to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms generally settle at rates that are less favorable than the rates at which we remeasure the financial statements of Brink’s Argentina. The net cash flows from these transactions are treated as operating cash flows as the financial instruments are purchased specifically for resale and are generally sold within a short period of time from the date of purchase. We did not have any such conversions in the first three months of 2022 or 2021.

Non-cash Investing and Financing Activities
We acquired $14.4 million in armored vehicles and other equipment under financing lease arrangements in the first three months of 2022 compared to $7.8 million in armored vehicles and other equipment acquired under financing lease arrangements in the first three months of 2021.

Loans Held for Investment
In France, as part of an ATM managed services contract for a large customer, we purchase the ATMs at the beginning of the contract. However, since these ATMs are specifically for the benefit of the customer and transfer back to the customer at the end of the contract, this is recorded as a financing transaction. As a result, the loan to the customer, net of payments received, is treated as investing cash flows.

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

In accordance with a revolving credit facility, we are required to maintain a restricted cash reserve of $15.0 million ($15.0 million at December 31, 2021) and, due to this contractual restriction, we have classified these amounts as restricted cash.

At March 31, 2022, we held $313.2 million of restricted cash ($150.3 million represented restricted cash held for customers and $145.5 million represented accrued liabilities). At December 31, 2021, we held $376.4 million of restricted cash ($215.5 million represented restricted cash held for customers and $139.9 million represented accrued liabilities).

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

	March 31,	December 31,
(In millions)	2022	2021
Cash and cash equivalents	$733.0	710.3
Restricted cash	313.2	376.4
Total, cash, cash equivalents, and restricted cash in the condensed consolidated statements of cash flows	$1,046.2	1,086.7

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

At the end of the fourth quarter of 2018, we became aware of an investigation initiated by the Chilean Fiscalía Nacional Económica (the Chilean antitrust agency) (“FNE”) related to potential anti-competitive practices among competitors in the cash logistics industry in Chile. In October 2021, the FNE filed a complaint before the Chilean antitrust court alleging that Brink’s Chile (as well as competitor companies) engaged in collusion in 2017 and 2018 and requested that the court approve a fine of $30.5 million. The Company has not had access to the FNE's investigative file nor to its evidence supporting the allegations. The Company intends to vigorously defend itself against the FNE's complaint. Based on available information to date, the Company has recorded a charge of $9.5 million in the third quarter of 2021 in connection with this matter.

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

Note 15 - Reorganization and Restructuring

Other Restructurings
Management periodically implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized net costs of $6.6 million in the first three months of 2021, primarily severance costs. We recognized $11.7 million net costs in the first three months of 2022, primarily severance costs. The majority of the costs from 2022 restructuring plans resulted from the exit of a line of business in a specific geography with most of the remaining costs due to management initiatives to address the COVID-19 pandemic. For the restructuring actions that have not yet been completed, we expect to incur additional costs between $3 million and $5 million in future periods.

The following table summarizes the changes in the accrued liability for costs incurred, payments and utilization, and foreign currency exchange effects of other restructurings:

(In millions)	Severance Costs	Other	Total

Balance as of January 1, 2022	$11.0	—	11.0
Expense	10.7	1.0	11.7
Payments and utilization	(4.1)	(1.0)	(5.1)
Foreign currency exchange effects	0.2	—	0.2
Balance as of March 31, 2022	$17.8	—	17.8

THE BRINK’S COMPANY
and subsidiaries

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Brink’s Company (along with its subsidiaries, “Brink’s”, the “Company”, “we”, “us” or “our”) offers transportation and logistics management services for cash and valuables throughout the world. These services include:
•Cash-in-transit (“CIT”) services – armored vehicle transportation of valuables
•Basic ATM services – replenishing and maintaining customers' automated teller machines; providing network infrastructure services
•Global services – secure international transportation of valuables
•Cash management services
◦Money processing (e.g., counting, sorting, wrapping, checking condition of bills) and other cash management services
◦Digital cash payment services that provide advance credit for cash deposited in Brink's-provided tech-enabled safe devices and other services related to deploying and servicing "intelligent" safes and safe control devices (including our patented CompuSafe® service)
◦Check imaging services
•Vaulting services – combines cash-in-transit services, cash management services, vaulting and electronic reporting technologies for banks
•ATM managed services – services for ATM management, including cash replenishment, replenishment forecasting, cash optimization, ATM remote monitoring, service call dispatching, transaction processing, installation services, and first and second line maintenance
•Payment services – bill payment and processing services on behalf of utility companies and other service providers at any of our Brink’s or Brink’s-operated payment locations in Latin America and Brink’s Money™ general purpose reloadable prepaid cards and corporate debit cards in the U.S.
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

We manage our business in following four segments:
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

RESULTS OF OPERATIONS

COVID-19 Pandemic Impact
We continue to monitor developments related to the ongoing coronavirus (COVID-19) pandemic, including with respect to new variants of the COVID-19 virus, which has created global volatility, uncertainty and economic disruption for Brink's, our customers and vendors, and the markets in which we do business. We have taken and continue to take steps to mitigate the potential risks to our employees, our customers and our business around the world. We are focused on three priorities:

•Protecting our people and providing essential services to our customers;
•Preserving cash and optimizing profitability; and
•Positioning Brink’s to be stronger on the other side of the crisis.

The COVID-19 pandemic began to have a material adverse impact on our results of operations in the quarter ended March 31, 2020. During 2020, 2021 and continuing into 2022, health conditions and economic activity in the countries in which we operate have been significantly impacted by government, customer and consumer actions in response to the pandemic. These actions have led to reduced customer volumes, changes to our operating procedures, labor shortages and increases to our costs to provide services. We have taken and continue to take actions to adjust the way we operate and reduce our costs through restructuring activities and operational changes to address these impacts and align to future anticipated revenue levels.

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

In addition, we cannot predict whether future developments associated with the COVID-19 pandemic will have a materially adverse effect on our long-term liquidity position. We believe we continue to have sufficient liquidity to meet our current obligations. The COVID-19 pandemic continues, however, to be an evolving situation, and we cannot predict the extent or duration of the ongoing COVID-19 pandemic, the effects of it on the global, national or local economy, including the impacts on our ability to access capital, or its effects on our business, financial position, results of operations, and cash flows.

We will continue to monitor developments affecting our employees, customers and operations and take additional steps to address the business impact of the COVID-19 pandemic, as necessary.
Refer to the “Liquidity and Capital Resources” section below for further discussion.

Consolidated Review

GAAP and Non-GAAP Financial Measures
We provide an analysis of our operations below on both a U.S. generally accepted accounting principles (“GAAP”) and non-GAAP basis. The purpose of the non-GAAP information is to report our operating profit, income from continuing operations and earnings per share without certain income and expense items that do not reflect the regular earnings of our operations. The non-GAAP financial measures are intended to provide investors with a supplemental comparison of our operating results and trends for the periods presented. Our management believes these measures are also useful to investors as they allow investors to evaluate our performance using the same metrics that our management uses to evaluate past performance and prospects for future performance. We do not consider these items to be reflective of our core operating performance. The non-GAAP adjustments used to reconcile our GAAP results are described on pages 36–37 and are reconciled to comparable GAAP measures on pages 42–44.

Definition of Organic Growth
Organic growth represents the change in revenues or operating profit between the current and prior period, excluding the effect of acquisitions and dispositions and changes in currency exchange rates. See definitions on page 34.

	Three Months Ended March 31,		%
(In millions, except for per share amounts)	2022	2021	Change
GAAP
Revenues	1,074.0	977.7	10
Cost of revenues	839.7	758.8	11
Selling, general and administrative expenses	171.6	154.3	11
Operating profit	62.4	61.7	1
Income from continuing operations(a)	71.4	12.7	fav
Diluted EPS from continuing operations(a)	1.48	0.25	fav

Non-GAAP(b)
Non-GAAP revenues	1,074.0	977.7	10
Non-GAAP operating profit	112.1	90.1	24
Non-GAAP income from continuing operations(a)	55.7	40.1	39
Non-GAAP diluted EPS from continuing operations(a)	1.15	0.79	46

(a)Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.
(b)Non-GAAP results are reconciled to the applicable GAAP results on pages 42–44.

GAAP Basis
Analysis of Consolidated Results: First Quarter 2022 versus First Quarter 2021
Consolidated Revenues  Revenues increased $96.3 million due to organic increases in Latin America ($32.6 million), Europe ($22.5 million), North America ($18.5 million), and Rest of World ($13.7 million) and the favorable impact of acquisitions ($42.4 million), partially offset by the unfavorable impact of currency exchange rates ($33.4 million). The unfavorable currency impact was driven primarily by the euro and the Argentine peso. Revenues increased 9% on an organic basis primarily due to volume recovery versus prior year period results which were more impacted by the COVID-19 pandemic, as well as price increases in the U.S. and Argentina. See above for our definition of “organic growth.”

Consolidated Costs and Expenses  Cost of revenues increased 11% to $839.7 million primarily due to higher labor and other operational costs driven by volume recovery including wage increases in the U.S., the impact of acquisitions, and higher costs incurred related to restructuring actions, partially offset by the impact of currency exchange rates. Selling, general and administrative costs increased 11% to $171.6 million primarily due to the unfavorable impact of a change in allowance estimate ($16.7 million) recorded in the first-quarter 2022, due to a modification in our methodology to estimate the allowance for doubtful accounts, higher costs related to restructuring actions and the operating impact of acquisitions, partially offset by the impact of currency exchange rates and lower acquisition and integration costs.

Consolidated Operating Profit  Operating profit increased $0.7 million due mainly to:
•lower corporate expenses on an organic basis ($16.4 million),
•organic increases in Latin America ($8.5 million), Europe ($5.1 million), and Rest of World ($2.5 million),
•the favorable operating impact of business acquisitions ($6.9 million), excluding intangible amortization and acquisition-related charges, and
•lower costs related to business acquisitions and dispositions ($3.5 million), including the impact of acquisition-related charges and intangible asset amortization in 2022, included in "Other items not allocated to segments", partially offset by:
•The following items included in "Other items not allocated to segments":

◦unfavorable impact of a change in allowance estimate ($16.7 million) recorded in the first-quarter 2022, due to a modification in our methodology to estimate the allowance for doubtful accounts,
◦higher costs incurred related to reorganization and restructuring ($5.1 million),
•an organic decrease in North America ($13.7 million), and
•unfavorable changes in currency exchange rates ($5.6 million), driven by the Argentine peso and the euro.

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts Income from continuing operations attributable to Brink’s shareholders increased $58.7 million to $71.4 million due to lower income tax expense ($54.7 million), lower interest and other non-operating expense ($4.2 million), and the increase in operating profit mentioned above, slightly offset by higher interest expense ($0.7 million) and higher non-controlling interest ($0.2 million). Earnings per share from continuing operations was $1.48, up from $0.25 in the first quarter of 2021.

Non-GAAP Basis
Analysis of Consolidated Results: First Quarter 2022 versus First Quarter 2021
Non-GAAP Consolidated Revenues  Non-GAAP revenues increased $96.3 million due to organic increases in Latin America ($32.6 million), Europe ($22.5 million), North America ($18.5 million), and Rest of World ($13.7 million) and the favorable impact of acquisitions ($42.4 million), partially offset by the unfavorable impact of currency exchange rates ($33.4 million). The unfavorable currency impact was driven primarily by the euro and the Argentine peso. Revenues increased 9% on an organic basis primarily due to volume recovery versus prior year period results which were more impacted by the COVID-19 pandemic, as well as price increases in the U.S. and Argentina. See above for our definition of “organic growth.”

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit increased $22.0 million due mainly to:
•lower corporate expenses on an organic basis ($16.4 million),
•organic increases in Latin America ($8.5 million), Europe ($5.1 million), and Rest of World ($2.5 million) and
•the favorable operating impact of business acquisitions ($6.9 million), excluding intangible amortization and acquisition-related charges, partially offset by:
•an organic decrease in North America ($13.7 million) and
•unfavorable changes in currency exchange rates ($3.7 million), driven primarily by the Argentine peso and the euro.

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders increased $15.6 million to $55.7 million due to the operating profit increase mentioned above and higher interest and other non-operating income ($0.6 million), partially offset by higher income tax expense ($6.2 million), higher interest expense ($0.6 million), and higher non-controlling interest ($0.2 million). Earnings per share from continuing operations was $1.15, up from $0.79 in the first quarter of 2021.

Revenues and Operating Profit by Segment: First Quarter 2022 versus First Quarter 2021

		Organic	Acquisitions /			% Change
(In millions)	1Q'21	Change	Dispositions(a)	Currency(b)	1Q'22	Total	Organic
Revenues:
North America	$317.1	18.5	33.2	—	368.8	16	6
Latin America	269.7	32.6	1.1	(12.1)	291.3	8	12
Europe	214.4	22.5	1.8	(16.6)	222.1	4	10
Rest of World	176.5	13.7	6.3	(4.7)	191.8	9	8
Segment revenues(c)	977.7	87.3	42.4	(33.4)	1,074.0	10	9

Revenues - GAAP	$977.7	87.3	42.4	(33.4)	1,074.0	10	9

Operating profit:
North America(f)	$32.3	(13.7)	5.8	—	24.4	(24)	(42)
Latin America	58.7	8.5	0.1	(4.3)	63.0	7	14
Europe	10.6	5.1	0.2	(1.1)	14.8	40	48
Rest of World	30.4	2.5	0.8	(0.6)	33.1	9	8
Segment operating profit	132.0	2.4	6.9	(6.0)	135.3	3	2
Corporate(d)(f)	(41.9)	16.4	—	2.3	(23.2)	(45)	(39)
Operating profit - non-GAAP	90.1	18.8	6.9	(3.7)	112.1	24	21

Other items not allocated to segments(e)	(28.4)	(22.9)	3.5	(1.9)	(49.7)	75	81
Operating profit - GAAP	$61.7	(4.1)	10.4	(5.6)	62.4	1	(7)
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
(e)See pages 36–37 for more information.
(f)In the first quarter of 2021, North America operating profit benefited $12.3 million from a change in our method to calculate the allowance for doubtful accounts, with an offsetting higher expense at Corporate. There was no net impact on consolidated operating profit. See further discussion below in Analysis of Segment Results.

Analysis of Segment Results: First Quarter 2022 versus First Quarter 2021

North America
Revenues increased 16% ($51.7 million) primarily due to the favorable impact of the PAI acquisition ($33.2 million) and a 6% organic increase ($18.5 million). Organic revenue increased primarily due to price increases in the U.S. Operating profit decreased $7.9 million, primarily due to a 42% organic decrease ($13.7 million), partially offset by the favorable impact of the PAI acquisition ($5.8 million). The organic decrease was driven by the impact of bad debt expense versus the prior year and higher labor costs due to wage increases in the U.S.

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

A change in estimation methodology resulted in a $16.7 million incremental bad debt expense recorded in the first quarter of 2022 that was associated with U.S. aged receivables. However, as discussed in Note 1 this amount was recorded as part of "Other items not allocated to segments" and is not included in the North America segment results.

Latin America
Revenues increased 8% ($21.6 million) primarily due to a 12% organic increase ($32.6 million) and the favorable impact of acquisitions ($1.1 million), partially offset by the unfavorable impact of currency exchange rates ($12.1 million), primarily from the Argentine peso and partially offset by the Brazilian real. The organic increase was primarily driven by inflation-based price increases in Argentina, as well as organic growth in Mexico from price increases and volume growth versus prior year period results which were more impacted by the COVID-19 pandemic. Operating profit was up 7% ($4.3 million) primarily due to a 14% organic increase ($8.5 million), including the benefit of labor and other operational cost saving actions, which includes those taken in response to the COVID-19 pandemic, and the favorable impact of acquisitions and dispositions ($0.1 million), partially offset by the unfavorable impact of currency exchange rates ($4.3 million). The organic profit increase was driven by growth in Argentina and Mexico.

Europe
Revenues increased 4% ($7.7 million) due to a 10% organic increase ($22.5 million) and the favorable impact of acquisitions ($1.8 million), partially offset by the unfavorable impact of currency exchange rates ($16.6 million). The unfavorable currency impact was driven by the euro. The organic increase was primarily due to organic volume growth in France, including the impact of the partial implementation of an ATM managed services contract for a large customer, and across the segment. Operating profit increased $4.2 million to $14.8 million primarily due to a 48% organic increase ($5.1 million) and the favorable impact of acquisitions ($0.2 million), partially offset by the unfavorable impact of currency exchange rates ($1.1 million). The organic increase was primarily driven by volume growth and the impact of labor and other operational cost saving actions in France and throughout the segment, including those taken in response to the COVID-19 pandemic. This growth was partially offset by lower government COVID-19 assistance in several countries.

Rest of World
Revenues increased 9% ($15.3 million) due to an 8% organic increase ($13.7 million) and the favorable impact of acquisitions ($6.3 million), partially offset by the unfavorable impact of currency exchange rates ($4.7 million). The organic increase was primarily due to global services growth. The unfavorable currency impact was driven by most currencies throughout the segment. Operating profit increased $2.7 million due to an 8% organic increase ($2.5 million) and the favorable impact of acquisitions ($0.8 million), partially offset by the unfavorable impact of currency exchange rates ($0.6 million). The organic increase was primarily due to global services growth and the impact of labor and other operational cost saving actions, including those taken in response to COVID-19.

Income and Expense Not Allocated to Segments

Corporate Expenses

	Three Months Ended March 31,		%
(In millions)	2022	2021	change
General, administrative and other expenses	$(28.5)	(30.1)	(5)
Foreign currency transaction gains (losses)	2.4	0.1	fav
Reconciliation of segment policies to GAAP	2.9	(11.9)	fav
Corporate expenses	$(23.2)	(41.9)	(45)

Corporate expenses include corporate headquarters costs, regional management costs, currency transaction gains and losses, costs related to global initiatives and adjustments to reconcile segment accounting policies to U.S. GAAP.

Corporate expenses for the first three months of 2022 decreased $18.7 million versus the prior year period primarily driven by lower bad debt expense ($14.8 million) included in Corporate expense as part of the reconciliation of segment accounting policies to U.S. GAAP (see further discussion of bad debt expense in the next paragraph below). In addition, there was a decrease in costs related to developing new service offerings ($2.5 million) and higher foreign currency transaction gains in the current year period ($2.3 million).

Prior to the first quarter of 2021, all Brink’s business units followed an internal accounting policy for determining an allowance for doubtful accounts. The allowances were then reconciled to the required U.S. GAAP estimated consolidated allowance, with any differences reported as part of Corporate expense. In the first three months of 2021, the Corporate reconciling adjustment was an increase of Corporate expense of $13.1 million. The 2021 adjustment was primarily from a change in the first quarter of 2021 to the allowance calculation method of the North America segment’s U.S. business. This change resulted in a $12.3 million increase to Corporate expense offset by a $12.3 million operating profit increase in the North America segment, resulting in no impact to consolidated operating profit for the first quarter of 2021. We changed the U.S. calculation of the allowance in order to more closely align it with the U.S. GAAP consolidated calculation and to minimize reconciling differences. Other than for the U.S. business, the reconciling differences were not significant. The bad debt expense increase excludes the impact of the internal loss in our U.S. global services operations described on the next page.

Other Items Not Allocated to Segments

	Three Months Ended March 31,		%
(In millions)	2022	2021	change
Operating profit:
Reorganization and Restructuring	$(11.7)	(6.6)	77
Acquisitions and dispositions	(15.2)	(18.7)	(19)
Argentina highly inflationary impact	(6.1)	(3.9)	56
Change in allowance estimate	(16.7)	—	unfav
Internal loss	—	0.8	(100)
Operating profit	$(49.7)	(28.4)	75

Reorganization and Restructuring
Other Restructurings
Management periodically implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized net costs of $6.6 million in the first three months of 2021, primarily severance costs. We recognized $11.7 million net costs in the first three months of 2022, primarily severance costs. The majority of the costs from 2022 restructuring plans result from the exit of a line of business in a specific geography with most of the remaining costs due to management initiatives to address the COVID-19 pandemic. When completed, the current restructuring actions are expected to reduce our workforce by 1,000 to 1,200 positions and result in annualized cost savings of $25 million to $30 million. For the restructuring actions that have not yet been completed, we expect to incur additional costs between $3 million and $5 million in future periods. These estimates are expected to be updated as management targets additional sections of our business.

Due to the unique circumstances around these charges, they have not been allocated to segment results and are excluded from non-GAAP results. Charges related to the employees, assets, leases and contracts impacted by these restructuring actions were excluded from the segments and corporate expenses as shown in the table below.

	Three Months Ended March 31,		%
(In millions)	2022	2021	change
Reportable Segments:
North America	$(7.4)	(0.3)	unfav
Latin America	(2.9)	(1.0)	unfav
Europe	(1.4)	(4.9)	(71)
Rest of World	—	(0.4)	(100)
Total reportable segments	(11.7)	(6.6)	77
Corporate items	—	—	—
Total	$(11.7)	(6.6)	77

Acquisitions and dispositions Certain acquisition and disposition items that are not considered part of the ongoing activities of the business and are special in nature are consistently excluded from segment and non-GAAP results. These items are described below:

2022 Acquisitions and Dispositions
•Amortization expense for acquisition-related intangible assets was $12.6 million in the first three months of 2022.
•We incurred $0.9 million in integration costs, primarily related to PAI and G4S, in the first three months of 2022.
•Transaction costs related to business acquisitions were $0.4 million in the first three months of 2022.
•Restructuring costs related to acquisitions were $0.1 million in the first three months of 2022.
•Compensation expense related to the retention of key PAI employees was $1.0 million in the first three months of 2022.

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

Argentina highly inflationary impact Beginning in the third quarter of 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, Argentine peso-denominated monetary assets and liabilities are now remeasured at each balance sheet date to the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In addition, nonmonetary assets retain a higher historical basis when the currency is devalued. The higher historical basis results in incremental expense being recognized when the nonmonetary assets are consumed. In the first three months of 2022, we recognized $6.1 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $4.9 million. In the first three months of 2021, we recognized $3.9 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $3.0 million. These amounts are excluded from segment and non-GAAP results.

Change in allowance estimate In the first quarter of 2022, we refined our global methodology of estimating the allowance for doubtful accounts. Our previous method to estimate currently expected credit losses in receivables (the allowance) was weighted significantly to a review of historical loss rates and specific identification of higher risk customer accounts. It also considered current and expected economic conditions, particularly the effects of the coronavirus (COVID-19) pandemic, in determining an appropriate allowance. As many of our regions begin to recover from the pandemic, we have re-assessed those earlier assumptions and estimates. Our updated method now also includes an estimated allowance for accounts receivable significantly past due in order to adjust for at-risk receivables not captured in our previous method. As part of the analysis under the updated estimation methodology, we noted an increase in accounts receivable significantly past due, particularly in the U.S., and we recorded an additional allowance of $16.7 million. Due to the fact that management has excluded these amounts when evaluating internal performance, we have excluded this charge from segment and non-GAAP results.

Internal loss A former non-management employee in our U.S. global services operations embezzled funds from Brink's in prior years. In an effort to cover up the embezzlement, the former employee intentionally misstated the underlying accounts receivable subledger data. As a result, we estimated an increase to bad debt expense of $26.7 million through the end of 2020. In the first three months of 2021, we recognized a decrease in bad debt expense of $1.6 million, primarily related to collection of these receivables. We also recognized $0.8 million of legal charges in the first three months of 2021 as we attempted to collect additional insurance recoveries related to these receivable losses. In the first three months of 2022, we did not incur any charges related to the internal loss. Due to the unusual nature of this internal loss and the related errors in the subledger data, along with the fact that management has excluded these amounts when evaluating internal performance, we have excluded these net charges from segment and non-GAAP results.

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

Our international operations conduct a majority of their business in local currencies. Because our financial results are reported in U.S. dollars, they are affected by changes in the value of various local currencies in relation to the U.S. dollar. Recent strengthening of the U.S. dollar relative to certain currencies has reduced some of our reported U.S. dollar revenues and operating profit and may continue in 2022.

At March 31, 2022, Argentina's economy remains highly inflationary for accounting purposes. At March 31, 2022, we had net monetary assets denominated in Argentine pesos of $69.0 million (including cash of $62.7 million) and net nonmonetary assets of $154.0 million (including $99.8 million of goodwill, $7.8 million in equity securities denominated in Argentine pesos and $4.1 million in debt securities denominated in Argentine pesos).

During September 2019, the Argentine government announced currency controls on both companies and individuals. Under the exchange procedures implemented by the central bank, approval is required for many transactions, including dividend repatriation abroad.

We have previously elected to use other market mechanisms to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms generally settle at rates that are less favorable than the rates at which we remeasure the financial statements of Brink’s Argentina. We did not have any such conversion losses in the three months ended March 31, 2022 or March 31, 2021.

Although the Argentine government has implemented currency controls, Brink’s management continues to provide guidance and strategic oversight, including budgeting and forecasting for Brink’s Argentina. We continue to control our Argentina business for purposes of consolidation of our financial statements and continue to monitor the situation in Argentina.

Changes in exchange rates may also affect transactions that are denominated in currencies other than the functional currency. From time to time, we use short term foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies. At March 31, 2022, the notional value of our short term outstanding foreign currency forward and swap contracts was $497 million with average contract maturities of approximately one month. These short term foreign currency forward and swap contracts primarily offset exposures in the euro, the British pound and the Mexican peso. Additionally, these short term contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings. At March 31, 2022, the fair value of our short term foreign currency contracts was a net asset of approximately $9.8 million, of which $9.9 million was included in prepaid expenses and other and $0.1 million was included in accrued liabilities on the condensed consolidated balance sheet. At December 31, 2021, the fair value of these foreign currency contracts was a net asset of approximately $1.9 million, of which $3.4 million was included in prepaid expenses and other and $1.5 million was included in accrued liabilities on the condensed consolidated balance sheet.

Amounts under these contracts were recognized in other operating income (expense) and in interest and other nonoperating income and expense as follows:

	Three Months Ended March 31,
(In millions)	2022	2021

Derivative instrument gains included in other operating income (expense)	$18.9	10.5

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

At March 31, 2022, the notional value of this long term contract was $70 million with a weighted-average maturity of approximately 1.1 years. At March 31, 2022, the fair value of the long term cross currency swap contract was a $15.9 million net asset, of which $3.3 million is included in prepaid expenses and other and $12.6 million is included in other assets on the condensed consolidated balance sheet. At December 31, 2021, the fair value of the long term cross currency swap contract was a $26.3 million net asset, of which a $5.8 million asset is included in prepaid expenses and other and a $20.5 million asset is included in other assets on the condensed consolidated balance sheet.

Amounts under this contract were recognized in other operating income (expense) to offset transaction gains or losses and in interest expense as follows:

	Three Months Ended March 31,
(In millions)	2022	2021

Derivative instrument gains (losses) included in other operating income (expense)	$(11.8)	6.1

Offsetting transaction gains ( losses)	11.8	(6.1)

Derivative instrument losses included in interest expense	(0.4)	(0.3)

Net derivative instrument gains (losses)	(12.2)	5.8

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

At March 31, 2022, the notional value of these cross currency swap contracts was $400 million with a remaining weighted average maturity of 6.1 years. At March 31, 2022, the fair value of these currency swaps was a net asset of $26.1 million, of which $6.0 million was included in prepaid expenses and other and $20.1 million was included in other assets on the condensed consolidated balance sheet.

The effect of the amortization of the spot-forward difference on the net investment hedges cross currency swaps is included in interest expense as follows:

	Three Months Ended March 31,
(In millions)	2022	2021

Net derivative instrument gains included in interest expense	(1.5)	—

See Note 1 to the condensed consolidated financial statements for a description of how we account for currency remeasurement for Argentine subsidiaries, beginning July 1, 2018 under the heading, "Argentina".

Other Operating Income (Expense)

Other operating income (expense) includes amounts included in segment results as well as income and expense not allocated to segments.

	Three Months Ended March 31,		%
(In millions)	2022	2021	change
Foreign currency items:
Transaction gains (losses)	$(21.4)	(13.3)	61
Derivative instrument gains (losses)	18.9	10.5	80
Gains (losses) on sale of property and other assets	0.4	(1.7)	fav
Impairment losses	(2.1)	(1.2)	75
Share in earnings of equity affiliates	0.5	0.3	67
Royalty income	3.2	1.2	fav
Other gains (losses)	0.2	1.3	(85)
Other operating income (expense)	$(0.3)	(2.9)	(90)
Other operating income (expense) was a $0.3 million expense in the first three months of 2022 versus an $2.9 million expense in the prior year period. The change from the prior year period was primarily due to higher royalty income in the current period.

Nonoperating Income and Expense
Interest expense

	Three Months Ended March 31,		%
(In millions)	2022	2021	change
Interest expense	$27.9	27.2	3

Interest expense was higher in the first three months of 2022 compared to the prior year period primarily due to higher borrowing levels due to business acquisitions.

Interest and other nonoperating income (expense)

	Three Months Ended March 31,		%
(In millions)	2022	2021	change
Interest income	$3.4	2.1	62
Gain (loss) on equity securities	(0.3)	3.4	unfav
Foreign currency transaction gains (losses)	0.7	(0.1)	fav
Retirement benefit cost other than service cost	(4.8)	(9.6)	(50)
Non-income taxes on intercompany billings(a)	(0.8)	(0.7)	14
Other	0.5	(0.6)	fav
Interest and other nonoperating income (expense)	$(1.3)	(5.5)	(76)

(a)Certain of our Latin American subsidiaries incur non-income taxes related to the billing of intercompany charges. These intercompany charges do not impact the Latin America segment results and are eliminated in our consolidation.

Income Taxes

	Three Months Ended March 31,
	2022	2021
Continuing operations
Provision (benefit) for income taxes (in millions)	$(41.1)	13.6
Effective tax rate	(123.8%)	46.9%

Valuation Allowance-Tax Credits
In the first quarter of 2022, we concluded that it is more likely than not that a substantial amount of the U.S. deferred tax assets for U.S. foreign tax credit and general business credit carryforwards that previously required a valuation allowance would be realized. Our conclusion was based upon an analysis of the final foreign tax credit regulations that the U.S. Treasury published in the Federal Register on January 4, 2022. Based upon this analysis, we determined a significant amount of the post-2021 foreign withholding taxes will now be ineligible for U.S. foreign income tax credit treatment and therefore we are forecasting that Brink’s U.S. operations will no longer annually be generating new foreign tax credits in excess of its annual foreign tax credit utilization limit. As a result, we expect to be able to utilize a substantial amount of our foreign tax credit and general business tax credit carryforwards to offset future tax prior to their expiration. Accordingly, as a result of the law change, we reversed a substantial amount of our valuation allowance on our net U.S. deferred tax assets, resulting in a $58.3 million benefit in our provision for income taxes. This benefit was recorded in the first quarter of 2022. Due to the novel approach that the final regulations impose, it is possible that further developments in foreign country or U.S. tax laws could occur and may require us to change our assessment of the ultimate amounts we consider more-likely-than-not to be realized.

Effective Tax Rate
Our effective tax rate may fluctuate materially from these estimates due to changes in pre-tax earnings, permanent book-tax differences, changes in the expected amount and geographical mix of earnings, changes in current or deferred taxes due to legislative changes, changes in valuation allowances or accruals for contingencies, changes in distributions of share-based payments, changes in U.S. taxable income, and other factors.

Noncontrolling Interests

	Three Months Ended March 31,		%
(In millions)	2022	2021	change
Net income attributable to noncontrolling interests	$2.9	2.7	7

The net income attributable to noncontrolling interests in the three months ended March 31, 2022 is consistent with the net income attributable to noncontrolling interests in the three months ended March 31, 2021. The slight increase in the first quarter of 2022 is attributable to the G4S acquisition that took place in February 2021.

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

	YTD '22			YTD '21
(In millions, except for percentages)	Pre-tax income	Income taxes	Effective tax rate	Pre-tax income	Income taxes	Effective tax rate
Effective Income Tax Rate(a)
GAAP	$33.2	(41.1)	(123.8)%	$29.0	13.6	46.9%
Retirement plans(d)	3.1	0.7		6.4	1.9
Reorganization and restructuring(b)	11.7	1.2		6.6	1.6
Acquisitions and dispositions(b)	14.9	0.8		19.2	0.5
Argentina highly inflationary impact(b)	6.7	(0.2)		3.9	(0.3)
Change in allowance estimate(b)	16.7	4.0		—	—
Valuation allowance on tax credits(e)	—	58.3		—	—
Internal loss(b)	—	—		(0.8)	(0.4)
Income tax rate adjustment(c)	—	4.1		—	4.7
Non-GAAP	$86.3	27.8	32.2%	$64.3	21.6	33.6%

Amounts may not add due to rounding.

(a)From continuing operations.
(b)See “Other Items Not Allocated To Segments” on pages 36–37 for details. We do not consider these items to be reflective of our operating performance as they result from events and circumstances that are not a part of our core business.
(c)Non-GAAP income from continuing operations and non-GAAP EPS have been adjusted to reflect an effective income tax rate in each interim period equal to the full-year non-GAAP effective income tax rate. The full-year non-GAAP effective tax rate is estimated at 32.2% for 2022 and was 33.6% for 2021.
(d)Our U.S. retirement plans are frozen and costs related to these plans are excluded from non-GAAP results. Certain non-U.S. operations also have retirement plans. Settlement charges and curtailment gains related to these non-U.S. plans are also excluded from non-GAAP results.
(e)In the first quarter of 2022, we released a portion of our valuation allowance on certain U.S. deferred tax assets primarily related to foreign tax credit carryforward attributes. The valuation allowance release was due to new foreign tax credit regulations published by the U.S. Treasury in January 2022.

Non-GAAP Results Reconciled to GAAP

	Three Months Ended March 31,
(In millions, except for percentages and per share amounts)	2022	2021
Revenues:
GAAP	$1,074.0	977.7
Non-GAAP	$1,074.0	977.7

Operating profit:
GAAP	$62.4	61.7
Reorganization and restructuring(b)	11.7	6.6
Acquisitions and dispositions(b)	15.2	18.7
Argentina highly inflationary impact(b)	6.1	3.9
Change in allowance estimate(b)	16.7	—
Internal loss(b)	—	(0.8)
Non-GAAP	$112.1	90.1

Operating margin:
GAAP margin	5.8%	6.3%
Non-GAAP margin	10.4%	9.2%

Interest expense:
GAAP	$(27.9)	(27.2)
Acquisitions and dispositions(b)	0.4	0.3
Non-GAAP	$(27.5)	(26.9)

Interest and other nonoperating income (expense):
GAAP	$(1.3)	(5.5)
Retirement plans(d)	3.1	6.4
Acquisitions and dispositions(b)	(0.7)	0.2
Argentina highly inflationary impact(b)	0.6	—
Non-GAAP	$1.7	1.1

Provision (benefit) for income taxes:
GAAP	$(41.1)	13.6
Retirement plans(d)	0.7	1.9
Reorganization and restructuring(b)	1.2	1.6
Acquisitions and dispositions(b)	0.8	0.5
Argentina highly inflationary impact(b)	(0.2)	(0.3)
Change in allowance estimate(b)	4.0	—
Valuation allowance on tax credits(e)	58.3	—
Internal loss(b)	—	(0.4)
Income tax rate adjustment(c)	4.1	4.7
Non-GAAP	$27.8	21.6

Net income (loss) attributable to noncontrolling interests:
GAAP	$2.9	2.7
Reorganization and restructuring(b)	—	0.1
Acquisitions and dispositions(b)	0.3	0.5
Income tax rate adjustment(c)	(0.4)	(0.7)
Non-GAAP	$2.8	2.6

Amounts may not add due to rounding.

See page 42 for footnote explanations.

	Three Months Ended March 31,
(In millions, except for percentages and per share amounts)	2022	2021
Income (loss) from continuing operations attributable to Brink's:
GAAP	$71.4	12.7
Retirement plans(d)	2.4	4.5
Reorganization and restructuring(b)	10.5	4.9
Acquisitions and dispositions(b)	13.8	18.2
Argentina highly inflationary impact(b)	6.9	4.2
Change in allowance estimate(b)	12.7	—
Valuation allowance on tax credits(e)	(58.3)	—
Internal loss(b)	—	(0.4)
Income tax rate adjustment(c)	(3.7)	(4.0)
Non-GAAP	$55.7	40.1

Diluted EPS:
GAAP	$1.48	0.25
Retirement plans(d)	0.05	0.09
Reorganization and restructuring(b)	0.22	0.10
Acquisitions and dispositions(b)	0.29	0.36
Argentina highly inflationary impact(b)	0.14	0.08
Change in allowance estimate(b)	0.26	—
Valuation allowance on tax credits(e)	(1.21)	—
Internal loss(b)	—	(0.01)
Income tax rate adjustment(c)	(0.08)	(0.08)
Non-GAAP	$1.15	0.79

Amounts may not add due to rounding.

See page 42 for footnote explanations.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows from operating activities decreased by $74.8 million in the first three months of 2022 as compared to the first three months of 2021. Cash used for investing activities decreased by $86.5 million in the first three months of 2022 compared to the first three months of 2021. We financed our liquidity needs in the first three months of 2022 with existing cash and cash flows from long-term debt.

Operating Activities

	Three Months Ended March 31,		$
(In millions)	2022	2021	change
Cash flows from operating activities
Operating activities - GAAP	$(76.3)	(1.5)	(74.8)
(Increase) decrease in restricted cash held for customers	52.5	66.4	(13.9)
(Increase) decrease in certain customer obligations(a)	0.1	(18.4)	18.5
G4S intercompany payments	—	2.6	(2.6)
Operating activities - non-GAAP	$(23.7)	49.1	(72.8)

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

GAAP
Cash flows from operating activities decreased by $74.8 million in the first three months of 2022 compared to the same period in 2021. The decrease was attributed to working capital changes, changes in customer obligations related to certain of our secure cash management services operations (certain customer obligations decreased by $0.1 million in 2022 compared to an increase of $18.4 million in 2021, offset by restricted cash held for customers (restricted cash held for customers decreased by $52.5 million in 2022 compared to a decrease of $66.4 million in 2021) and higher amounts paid for income taxes (we had $31.3 million in cash payments for taxes in 2022 as compared to $14.6 million in 2021).

Non-GAAP
Non-GAAP cash flows from operating activities decreased by $72.8 million in the first three months of 2022 as compared to the same period in 2021. The decrease was attributed to working capital changes and higher amounts paid for income taxes.

Investing Activities

	Three Months Ended March 31,		$
(In millions)	2022	2021	change
Cash flows from investing activities
Capital expenditures	$(37.0)	(32.2)	(4.8)
Acquisitions, net of cash acquired	(11.4)	(108.1)	96.7
Marketable securities:
Purchases	(0.5)	—	(0.5)
Sales	0.5	0.6	(0.1)
Proceeds from sale of property and equipment	1.2	1.9	(0.7)
Acquisition of customer contracts	—	(0.7)	0.7
Net change in loans held for investment	(4.8)	—	(4.8)
Investing activities	$(52.0)	(138.5)	86.5

Cash used by investing activities decreased by $86.5 million in the first three months of 2022 versus the first three months of 2021. The decrease was primarily due to decreased payments related to the G4S acquisition in 2021.

Capital expenditures and depreciation and amortization were as follows:

	Three Months Ended March 31,		$	Full Year
(In millions)	2022	2021	change	2021
Property and equipment acquired during the period
Capital expenditures:(a)
North America	$7.1	7.6	(0.5)	40.4
Latin America	10.4	7.5	2.9	45.0
Europe	13.3	11.2	2.1	50.6
Rest of World	5.7	4.4	1.3	26.0
Corporate	0.5	1.5	(1.0)	5.9
Capital expenditures - GAAP and non-GAAP	$37.0	32.2	4.8	167.9

Financing leases:(b)
North America	$10.6	5.4	5.2	50.6
Latin America	0.9	1.5	(0.6)	14.2
Europe	2.9	0.9	2.0	20.6
Rest of World	—	—	—	0.5
Financing leases - GAAP and non-GAAP	$14.4	7.8	6.6	85.9

Total:
North America	$17.7	13.0	4.7	91.0
Latin America	11.3	9.0	2.3	59.2
Europe	16.2	12.1	4.1	71.2
Rest of World	5.7	4.4	1.3	26.5
Corporate	0.5	1.5	(1.0)	5.9
Total property and equipment acquired	$51.4	40.0	11.4	253.8

Depreciation and amortization(a)
North America	$16.9	15.4	1.5	68.7
Latin America	12.0	11.1	0.9	46.2
Europe	10.2	9.5	0.7	41.4
Rest of World	6.3	5.9	0.4	23.2
Corporate	2.2	2.4	(0.2)	9.7
Depreciation and amortization - non-GAAP	$47.6	44.3	3.3	189.2
Argentina highly inflationary impact	0.7	0.5	0.2	2.2
Reorganization and Restructuring	—	0.1	(0.1)	0.3
Acquisitions and dispositions	—	—	—	0.1
Amortization of intangible assets	12.7	9.9	2.8	47.7
Depreciation and amortization - GAAP	$61.0	54.8	6.2	239.5

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

Our reinvestment ratio, which we define as the annual amount of property and equipment acquired during the period divided by the annual amount of depreciation, was 1.4 for the 12 months ending March 31, 2022 compared to 0.8 for the 12 months ending March 31, 2021.

Capital expenditures in the first three months of 2022 were primarily for information technology, cash devices, armored vehicles and machinery and equipment.

Financing Activities

	Three Months Ended March 31,		$
(In millions)	2022	2021	change
Cash flows from financing activities
Borrowings and repayments:
Short-term borrowings	$3.4	10.5	(7.1)
Long-term revolving credit facilities, net	135.7	116.2	19.5
Other long-term debt, net	(26.7)	(24.4)	(2.3)
Borrowings (repayments)	112.4	102.3	10.1

Dividends to:
Shareholders of Brink’s	(9.5)	(7.4)	(2.1)
Noncontrolling interests in subsidiaries	(1.2)	(0.4)	(0.8)
Acquisition-related financing activities:
Settlement of acquisition related contingencies	—	6.1	(6.1)
Payment of acquisition-related obligation	—	(2.9)	2.9
Proceeds from exercise of stock options	—	2.3	(2.3)
Tax withholdings associated with share-based compensation	(3.8)	(5.1)	1.3
Other	0.9	0.5	0.4
Financing activities	$98.8	95.4	3.4

Debt borrowings and repayments
Cash flows from financing activities in the first three months of 2022 was consistent with the first three months of 2021.

Dividends
We paid dividends to Brink’s shareholders of $0.20 per share or $9.5 million in the first three months of 2022 compared to $0.15 per share or $7.4 million in the first three months of 2021. Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the Board of Directors.

Reconciliation of Net Debt to U.S. GAAP Measures

	March 31,	December 31,
(In millions)	2022	2021
Debt:
Short-term borrowings	$13.1	9.8
Long-term debt	3,081.3	2,956.9
Total Debt	3,094.4	2,966.7

Less:
Cash and cash equivalents	733.0	710.3
Amounts held by Cash Management Services operations(a)	(35.0)	(34.7)
Cash and cash equivalents available for general corporate purposes	698.0	675.6

Net Debt(b)	$2,396.4	2,291.1
(a)Title to cash received and processed in certain of our secure Cash Management Services operations transfers to us for a short period of time. The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources and in our computation of Net Debt.
(b)Included within Net Debt is net cash from our Argentina operations of $63 million at March 31, 2022 and $54 million at December 31, 2021 (see Note 1 to the condensed consolidated financial statements for a discussion of currency controls in Argentina).

Net Debt is a supplemental non-GAAP financial measure that is not required by, or presented in accordance with GAAP. We use Net Debt as a measure of our financial leverage. We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage. Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our condensed consolidated balance sheets. Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP, as of March 31, 2022, and December 31, 2021.

Net Debt increased by $105 million primarily to fund corporate purposes and other working capital needs.

Liquidity Needs
Our liquidity needs include not only the working capital requirements of our operations but also investments in our operations, business development activities, payments on outstanding debt, dividend payments and share repurchases.

Our liquidity needs are typically financed by cash from operations, short-term debt and the available borrowing capacity under our Revolving Credit Facility (our debt facilities are described in more detail in Note 9 to the condensed consolidated financial statements, including certain limitations and considerations related to the cash and borrowing capacity). As of March 31, 2022, $380 million was available under the Revolving Credit Facility. Based on our current cash on hand, cash generated from operations, and amounts available under our credit facilities, we believe that we will be able to meet our liquidity needs for the next 12 months.

Limitations on dividends from foreign subsidiaries. A significant portion of our operations are outside the U.S. which may make it difficult or costly to repatriate cash for use in the U.S.  See “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2021, for more information on the risks associated with having businesses outside the U.S.

Our conclusion that we will be able to fund our cash requirements for the next 12 months by using existing capital resources, cash on hand, and cash generated from operations does not take into account any potential material worsening of economic conditions as a result of the ongoing COVID-19 pandemic, including as a result of new variants of the COVID-19 virus, and material increases in inflation, that would adversely affect our business. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if events, including economic disruptions, arising from the ongoing COVID-19 pandemic worsen, or if other economic conditions change, such as material increases in inflation, from those currently prevailing or from those now anticipated, such as higher inflation or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business, including material negative changes in the health and welfare of our employees or changes in the condition of our customers or suppliers, and the operating performance or financial results of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:
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

At March 31, 2022, $250 million remained available under the 2021 Repurchase Program.

Under the 2020 Repurchase Program, we entered into an accelerated share repurchase arrangement ("ASR") in the fourth quarter of 2021 and repurchased 1,742,160 shares in November 2021 in exchange for a $150 million upfront payment to a financial institution. Under this ASR, the purchase period had a scheduled termination date of June 1, 2022. In April 2022, the financial institution elected to early terminate this ASR and we repurchased an additional 546,993 shares. In total, 2,289,153 shares were repurchased under this ASR at an average repurchase price of $65.53.

U.S. Retirement Liabilities
Assumptions for U.S. Retirement Obligations
The amounts in the tables below are based on a variety of estimates, including actuarial assumptions as of the most recent measurement date. The assumptions used to estimate our U.S. retirement obligations can be found in our Annual Report on Form 10-K for the year ended December 31, 2021. The estimated amounts will change in the future to reflect payments made, investment returns, actuarial revaluations, and other changes in estimates.  Actual amounts could differ materially from the estimated amounts and will be updated at December 31, 2022.

Our most significant actuarial assumptions include:
•Changing discount rates and other assumptions in effect at measurement dates (normally December 31)
•Investment returns of plan assets
•Addition of new participants (historically immaterial due to freezing of pension benefits and exit from coal business)
•Mortality rates
•Change in laws

Funded Status of U.S. Retirement Plans
	Actual	Actual	Projected
(In millions)	2021	1Q 2022	2-4Q 2022	2023	2024	2025	2026

Primary U.S. pension plan
Beginning funded status	$(151.1)	(65.8)	(59.3)	(42.5)	(18.1)	8.9	38.7
Net periodic pension credit(a)	26.5	6.5	19.6	27.1	29.5	31.1	32.3
Benefit plan experience gain (loss)	58.8	—	(2.8)	(2.7)	(2.5)	(1.3)	(1.6)
Ending funded status	$(65.8)	(59.3)	(42.5)	(18.1)	8.9	38.7	69.4

UMWA plans
Beginning funded status	$(272.1)	(219.4)	(218.6)	(217.0)	(215.2)	(214.1)	(213.8)
Net periodic postretirement cost(a)	2.5	0.6	1.8	1.8	1.1	0.3	(0.4)
Benefit plan experience gain	50.2	—	—	—	—	—	—
Other	—	0.2	(0.2)	—	—	—	—
Ending funded status	$(219.4)	(218.6)	(217.0)	(215.2)	(214.1)	(213.8)	(214.2)

Black lung plans
Beginning funded status	$(105.0)	(101.3)	(100.1)	(94.0)	(87.2)	(80.8)	(74.9)
Net periodic postretirement cost(a)	(2.3)	(0.7)	(1.9)	(2.4)	(2.2)	(2.1)	(1.9)
Payment from Brink’s	7.9	1.9	8.0	9.2	8.6	8.0	7.4
Benefit plan experience loss	(1.9)	—	—	—	—	—	—
Ending funded status	$(101.3)	(100.1)	(94.0)	(87.2)	(80.8)	(74.9)	(69.4)

(a)Excludes amounts reclassified from accumulated other comprehensive income (loss).

Primary U.S. Pension Plan
Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement. We did not make cash contributions to the primary U.S. pension plan in 2021 or the first three months of 2022. There are approximately 10,800 beneficiaries in the plan.

Based on our current assumptions, we do not expect to make contributions in the foreseeable future.

UMWA Plans
Retirement benefits related to former coal operations include medical benefits provided by the Pittston Coal Group Companies Employee Benefit Plan for UMWA Represented Employees. There were approximately 2,700 beneficiaries in the UMWA plans as of December 31, 2021. The Company does not need to make additional contributions to these plans until 2032 based on actuarial assumptions.

Black Lung
Under the Federal Black Lung Benefits Act of 1972, Brink’s is responsible for paying lifetime black lung benefits to miners and their dependents for claims filed and approved after June 30, 1973. There were approximately 800 black lung beneficiaries as of December 31, 2021.

Summary of Expenses Related to All U.S. Retirement Liabilities through 2026

This table summarizes actual and projected expense related to U.S. retirement liabilities.

	Actual	Actual	Projected
(In millions)	2021	1Q 2022	2-4Q 2022	FY2022	2023	2024	2025	2026
Primary U.S. pension plan	$7.4	(0.7)	(2.1)	(2.8)	(6.5)	(13.8)	(18.1)	(21.1)
UMWA plans	10.3	1.3	3.9	5.2	5.1	5.2	5.4	10.4
Black lung plans	10.9	2.5	7.6	10.1	9.4	8.8	8.1	7.5
Total	$28.6	3.1	9.4	12.5	8.0	0.2	(4.6)	(3.2)

Summary of Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants through 2026

This table summarizes actual and projected payments:
•from Brink’s to U.S. retirement plans, and
•from the plans to participants.

	Actual	Actual	Projected
(In millions)	2021	1Q 2022	2-4Q 2022	FY2022	2023	2024	2025	2026
Payments from Brink’s to U.S. Plans
Black lung plans	$7.9	1.9	8.0	9.9	9.2	8.6	8.0	7.4
Total	$7.9	1.9	8.0	9.9	9.2	8.6	8.0	7.4

Payments from U.S. Plans to participants
Primary U.S. pension plan	$46.3	11.0	36.4	47.4	47.4	47.3	47.2	47.2
UMWA plans	22.9	4.4	22.2	26.6	26.5	26.2	26.0	25.6
Black lung plans	7.9	1.9	8.0	9.9	9.2	8.6	8.0	7.4
Total	$77.1	17.3	66.6	83.9	83.1	82.1	81.2	80.2

Contingent Matters
See Note 14 to the condensed consolidated financial statements for information about contingent matters at March 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We serve customers in more than 100 countries, including 53 countries where we operate subsidiaries. These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program. Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the three months ended March 31, 2022.

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
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•general economic issues, including inflation and interest rate increases;
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

This list of risks, uncertainties and contingencies is not intended to be exhaustive. Additional factors that could cause our results to differ materially from those described in the forward-looking statements can be found under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2021 and in our other public filings with the Securities and Exchange Commission. The forward looking information included in this document is representative only as of the date of this document, and The Brink’s Company undertakes no obligation to update any information contained in this document.

Part II - Other Information
Item 1.  Legal Proceedings

For a discussion of legal proceedings, see Note 14 to the condensed consolidated financial statements, “Contingent Matters,” in Part I, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about common stock repurchases by the Company during the quarter ended March 31, 2022:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 through
January 31, 2022	—	$—	—	$—

February 1 through
February 28, 2022	—	—	—	—

March 1 through
March 31, 2022	—	—	—	—

Item 6.  Exhibits

Exhibit
Number

3.2	Amended and Restated Bylaws.

10.1	Key Employees' Deferred Compensation Program, as amended and restated as of March 25, 2022.

31.1
Certification of Mark Eubanks, President and Chief Executive Officer (Principal Executive Officer) of The Brink’s Company, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Ronald J. Domanico, Executive Vice President and Chief Financial Officer (Principal Financial Officer) of The Brink’s Company, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Mark Eubanks, President and Chief Executive Officer (Principal Executive Officer) of The Brink’s Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Ronald J. Domanico, Executive Vice President and Chief Financial Officer (Principal Financial Officer) of The Brink’s Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2022, furnished in Inline eXtensible Business Reporting Language (iXBRL)). The instance document does not appear in the interactive data file because its iXBRL tags are embedded within the iXBRL document.

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets at March 31, 2022, and December 31, 2021, (ii) the Condensed Consolidated Statements of Operations for the three ended March 31, 2022 and 2021, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021, (iv) the Condensed Consolidated Statements of Equity for the three months ended March 31, 2022 and 2021, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 and (vi) the Notes to the Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

May 10, 2022	By: /s/ Ronald J. Domanico
Ronald J. Domanico
(Executive Vice President and
Chief Financial Officer)
(principal financial officer)