Form 10-Q
period 2022-06-30
BRINKS CO
filed 2022-08-03
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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
Yes  ☐ No  ☒
As of July 29, 2022, 47,243,130 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements
THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)

(In millions, except for per share amounts)	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$743.3	710.3
Restricted cash	358.6	376.4
Accounts receivable, net	824.6	701.8
Prepaid expenses and other	295.8	211.0
Total current assets	2,222.3	1,999.5

Right-of-use assets, net	312.5	299.1
Property and equipment, net	850.0	865.6
Goodwill	1,379.8	1,411.7
Other intangibles	469.9	491.2
Deferred tax assets, net	288.4	239.4
Other	300.2	260.2

Total assets	$5,823.1	5,566.7

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$14.0	9.8
Current maturities of long-term debt	84.2	115.2
Accounts payable	222.0	211.2
Accrued liabilities	867.4	877.3
Restricted cash held for customers	184.2	215.5
Total current liabilities	1,371.8	1,429.0

Long-term debt	3,060.9	2,841.7
Accrued pension costs	198.8	219.3
Retirement benefits other than pensions	317.1	322.2
Lease liabilities	259.2	241.8
Deferred tax liabilities	47.8	49.2
Other	200.8	210.9
Total liabilities	5,456.4	5,314.1

Commitments and contingent liabilities (notes 4, 8 and 14)

Equity:
The Brink's Company ("Brink's") shareholders:
Common stock, par value $1 per share:
Shares authorized: 100.0
Shares issued and outstanding: 2022 - 47.2; 2021 - 47.4	47.2	47.4
Capital in excess of par value	676.1	670.6
Retained earnings	408.8	312.9
Accumulated other comprehensive loss	(891.6)	(907.9)
Brink’s shareholders	240.5	123.0

Noncontrolling interests	126.2	129.6

Total equity	366.7	252.6

Total liabilities and equity	$5,823.1	5,566.7
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for per share amounts)	2022	2021	2022	2021

Revenues	$1,133.9	1,048.8	$2,207.9	2,026.5

Costs and expenses:
Cost of revenues	867.5	819.2	1,707.2	1,578.0
Selling, general and administrative expenses	167.5	155.8	339.1	310.1
Total costs and expenses	1,035.0	975.0	2,046.3	1,888.1
Other operating income (expense)	(2.4)	(0.5)	(2.7)	(3.4)

Operating profit	96.5	73.3	158.9	135.0

Interest expense	(32.4)	(28.2)	(60.3)	(55.4)
Interest and other nonoperating income (expense)	3.4	4.6	2.1	(0.9)
Income from continuing operations before tax	67.5	49.7	100.7	78.7
Provision (benefit) for income taxes	29.3	22.7	(11.8)	36.3

Income from continuing operations	38.2	27.0	112.5	42.4

Loss from discontinued operations, net of tax	(0.1)	(0.1)	(0.2)	(0.1)

Net income	38.1	26.9	112.3	42.3
Less net income attributable to noncontrolling interests	3.0	3.0	5.9	5.7

Net income attributable to Brink’s	35.1	23.9	106.4	36.6

Amounts attributable to Brink’s
Continuing operations	35.2	24.0	106.6	36.7
Discontinued operations	(0.1)	(0.1)	(0.2)	(0.1)

Net income attributable to Brink’s	$35.1	23.9	$106.4	36.6

Income per share attributable to Brink’s common shareholders(a):
Basic:
Continuing operations	$0.74	0.48	$2.24	0.73
Net income	$0.74	0.48	$2.23	0.73

Diluted:
Continuing operations	$0.73	0.47	$2.22	0.73
Net income	$0.73	0.47	$2.21	0.72

Weighted-average shares
Basic	47.4	50.0	47.6	49.9
Diluted	47.8	50.5	48.0	50.5

Cash dividends paid per common share	$0.20	0.20	$0.40	0.35
(a)   Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021

Net income	$38.1	26.9	$112.3	42.3

Benefit plan adjustments:
Benefit plan actuarial gains	12.7	14.6	23.2	14.4
Benefit plan prior service costs	(1.2)	(0.5)	(2.5)	(1.8)
Total benefit plan adjustments	11.5	14.1	20.7	12.6

Foreign currency translation adjustments	(62.6)	37.9	(30.5)	(8.1)
Unrealized net losses on available-for-sale securities	(0.3)	—	(0.7)	—
Gains on cash flow hedges	11.8	2.7	25.2	9.9
Other comprehensive income (loss) before tax	(39.6)	54.7	14.7	14.4
Provision for income taxes	—	5.2	4.9	7.7

Other comprehensive income (loss)	(39.6)	49.5	9.8	6.7

Comprehensive income (loss)	(1.5)	76.4	122.1	49.0
Less comprehensive income (loss) attributable to noncontrolling interests	(2.0)	3.3	(0.6)	3.9

Comprehensive income (loss) attributable to Brink's	$0.5	73.1	$122.7	45.1
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Equity
(Unaudited)

	Six Months ended June 30, 2022
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCI*	Noncontrolling Interests	Total
Balance as of December 31, 2021	47.4	$47.4	670.6	312.9	(907.9)	129.6	252.6
Net income	—	—	—	71.3	—	2.9	74.2
Other comprehensive income (loss)	—	—	—	—	50.9	(1.5)	49.4
Dividends to:
Brink’s common shareholders ($0.20 per share)	—	—	—	(9.5)	—	—	(9.5)
Noncontrolling interests	—	—	—	—	—	(1.2)	(1.2)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	7.1	—	—	—	7.1
Other share-based benefit transactions	0.2	0.2	(3.0)	—	—	—	(2.8)
Balance as of March 31, 2022	47.6	$47.6	674.7	374.7	(857.0)	129.8	369.8
Net income	—	—	—	35.1	—	3.0	38.1
Other comprehensive loss	—	—	—	—	(34.6)	(5.0)	(39.6)
Shares repurchased	(0.5)	(0.5)	(8.0)	8.5	—	—	—
Dividends to:
Brink’s common shareholders ($0.20 per share)	—	—	—	(9.4)	—	—	(9.4)
Noncontrolling interests	—	—	—	—	—	(1.6)	(1.6)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	14.9	—	—	—	14.9
Other share-based benefit transactions	0.1	0.1	(5.5)	(0.1)	—	—	(5.5)
Balance as of June 30, 2022	47.2	$47.2	676.1	408.8	(891.6)	126.2	366.7

* Accumulated other comprehensive income (loss)

	Six Months ended June 30, 2021
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCI*	Noncontrolling Interests	Total
Balance as of December 31, 2020	49.5	$49.5	671.8	407.5	(1,000.0)	73.7	202.5
Cumulative effect of change in accounting principle(a)	—	—	—	0.5	—	—	0.5
Net income	—	—	—	12.7	—	2.7	15.4
Other comprehensive loss	—	—	—	—	(40.7)	(2.1)	(42.8)
Dividends to:
Brink’s common shareholders ($0.15 per share)	—	—	—	(7.4)	—	—	(7.4)
Noncontrolling interests	—	—	—	—	—	(0.4)	(0.4)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	7.6	—	—	—	7.6
Consideration from exercise of stock options	—	—	2.3	—	—	—	2.3
Other share-based benefit transactions	0.2	0.2	(4.2)	—	—	—	(4.0)
Acquisitions with noncontrolling interests	—	—	—	—	—	51.4	51.4
Balance as of March 31, 2021	49.7	$49.7	677.5	413.3	(1,040.7)	125.3	225.1
Net income	—	—	—	23.9	—	3.0	26.9
Other comprehensive income	—	—	—	—	49.2	0.3	49.5
Dividends to:
Brink’s common shareholders ($0.20 per share)	—	—	—	(10.0)	—	—	(10.0)
Noncontrolling interests	—	—	—	—	—	(1.1)	(1.1)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	11.1	—	—	—	11.1
Other share-based benefit transactions	0.1	0.1	(0.1)	—	—	—	—
Acquisitions with noncontrolling interests	—	—	—	—	—	1.1	1.1
Balance as of June 30, 2021	49.8	$49.8	688.5	427.2	(991.5)	128.6	302.6

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

THE BRINK’S COMPANY
and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2022	2021
Cash flows from operating activities:
Net income	$112.3	42.3
Adjustments to reconcile net income to net cash used by operating activities:
Loss from discontinued operations, net of tax	0.2	0.1
Depreciation and amortization	121.3	116.5
Share-based compensation expense	22.0	18.7
Deferred income taxes	(55.9)	(5.1)
(Gain) loss on sale of property, equipment and marketable securities	0.6	(13.2)
Impairment losses	3.0	2.5
Retirement benefit funding (more) less than expense:
Pension	(4.0)	4.3
Other than pension	1.0	7.8
Remeasurement losses due to Argentina currency devaluations	13.4	5.0
Other operating	26.7	(5.8)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and income taxes receivable	(178.8)	(36.5)
Accounts payable, income taxes payable and accrued liabilities	50.0	3.9
Restricted cash held for customers	3.5	(36.3)
Customer obligations	5.3	8.3
Prepaid and other current assets	(61.9)	(28.3)
Other	(17.6)	(3.2)
Net cash provided by operating activities	41.1	81.0
Cash flows from investing activities:
Capital expenditures	(83.4)	(73.2)
Acquisitions, net of cash acquired	(14.0)	(310.2)
Marketable securities:
Purchases	(0.5)	—
Sales	1.1	0.9
Cash proceeds from sale of property and equipment	2.0	3.4
Net change in loans held for investment	(7.7)	—
Acquisition of customer contracts	—	(0.8)
Net cash used by investing activities	(102.5)	(379.9)
Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term borrowings	4.5	0.3
Long-term revolving credit facilities:
Borrowings	3,039.0	1,240.3
Repayments	(3,039.3)	(852.5)
Other long-term debt:
Borrowings	212.7	2.8
Repayments	(42.0)	(59.4)
Settlement of acquisition related contingencies	(2.5)	6.2
Payment of acquisition-related obligation	—	(2.9)
Debt financing costs	(5.5)	(0.3)
Dividends to:
Shareholders of Brink’s	(18.9)	(17.4)
Noncontrolling interests in subsidiaries	(2.8)	(1.5)
Proceeds from exercise of stock options	—	2.3
Tax withholdings associated with share-based compensation	(10.2)	(5.2)
Other	1.5	1.7
Net cash provided by financing activities	136.5	314.4
Effect of exchange rate changes on cash	(59.9)	(17.0)
Cash, cash equivalents and restricted cash:
Increase (Decrease)	15.2	(1.5)
Balance at beginning of period	1,086.7	942.9
Balance at end of period	$1,101.9	941.4

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

In the first quarter of 2022, we further refined our global methodology of estimating the allowance for doubtful accounts. Our previous method to estimate currently expected credit losses in receivables (the allowance) was weighted significantly to a review of historical loss rates and specific identification of higher risk customer accounts. It also considered current and expected economic conditions, particularly the effects of the coronavirus (COVID-19) pandemic, in determining an appropriate allowance. As many of our regions begin to recover from the pandemic, we have re-assessed those earlier assumptions and estimates. Our updated method now also includes an estimated allowance for accounts receivable significantly past due in order to adjust for at-risk receivables not captured in our previous method. As part of the analysis under the updated estimation methodology, we noted an increase in accounts receivable significantly past due, particularly in the U.S., and we recorded an additional allowance of $16.7 million in the first quarter of 2022. In the second quarter of 2022, the additional allowance was reduced by $0.4 million as a result of collections. Due to the fact that management has excluded this amount when evaluating internal performance, we have excluded it from segment results.

While most of our locations noted improved economics in 2021 and into the first six months of 2022, our current estimates could be materially adversely affected in future periods by the COVID-19 pandemic, including as a result of new variants of the COVID-19 virus, such as the Delta and, more recently, Omicron variants. The COVID-19 pandemic began to have an adverse impact on our results of operations in the quarter ended March 31, 2020 as a result of reduced customer volumes, changes to our operating procedures and increases in our costs to provide services. We have taken and continue to take actions to adjust the way we operate and reduce our costs through restructuring activities and operational changes to address these impacts and align to future anticipated revenue levels.

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

Argentina
We operate in Argentina through wholly owned subsidiaries and a smaller controlled subsidiary (together "Brink's Argentina"). Revenues from Brink's Argentina represented approximately 5% of our consolidated revenues for the first six months of 2022 and 4% of our consolidated revenues for the first six months of 2021.

The operating environment in Argentina continues to present business challenges, including ongoing devaluation of the Argentine peso and significant inflation. In the first six months of 2022 and 2021, the Argentine peso declined approximately 18% (from 103.1 to 125.0 pesos to the U.S. dollar) and approximately 13% (from 84.0 to 96.2 pesos to the U.S. dollar), respectively. For the year ended December 31, 2021, the Argentine peso declined approximately 19% (from 84.0 to 103.1 pesos to the U.S. dollar).

Beginning July 1, 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, we consolidated Brink's Argentina using our accounting policy for subsidiaries operating in highly inflationary economies beginning with the third quarter of 2018. Argentine peso-denominated monetary assets and liabilities are remeasured at each balance sheet date using the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In the first six months of 2022, we recognized a $13.4 million pretax remeasurement loss. In the first six months of 2021, we recognized a $5.0 million pretax remeasurement loss.

At June 30, 2022, Argentina's economy remains highly inflationary for accounting purposes. At June 30, 2022, we had net monetary assets denominated in Argentine pesos of $75.8 million (including cash of $68.0 million). At June 30, 2022, we had net nonmonetary assets of $152.6 million (including $99.8 million of goodwill, $7.7 million in equity securities denominated in Argentine pesos and $3.7 million in debt securities denominated in Argentine pesos).

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

We have previously elected to use other market mechanisms to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms generally settle at rates that are less favorable than the rates at which we remeasure the financial statements of Brink’s Argentina. We did not have any such conversion losses in the six months ended June 30, 2022 or June 30, 2021.
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

Goodwill
Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. We review goodwill for impairment annually, as of October 1, and whenever events or circumstances in interim periods indicate that it is more likely than not that an impairment may have occurred. Impairment indicators were reviewed as of June 30, 2022 and we concluded that there were no indicators that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We will continue to monitor results in future periods to determine whether any indicators of impairment exist that would cause us to perform an impairment review.

Restricted Cash
In France and Malaysia, we offer services to certain of our customers where we manage some or all of their cash supply chains. In connection with these offerings, we take temporary title to certain customers' cash, which is included as restricted cash in our financial statements due to customer agreement or regulation. In addition, in accordance with a revolving credit facility, as of June 30, 2022, we are required to maintain a restricted cash reserve of $22.5 million ($15.0 million at December 31, 2021) and, due to this contractual restriction, we have classified these amounts as restricted cash in our condensed consolidated balance sheet.

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

Revenue Disaggregated by Reportable Segment and Type of Service

(In millions)	Core Services	High-Value Services	Other Security Services	Total
Three months ended June 30, 2022

Reportable Segments:
North America	$195.6	206.0	—	401.6
Latin America	180.1	119.9	6.3	306.3
Europe	100.0	92.5	34.2	226.7
Rest of World	53.4	133.3	12.6	199.3
Total reportable segments	$529.1	551.7	53.1	1,133.9

Three months ended June 30, 2021

Reportable Segments:
North America	$176.5	180.3	—	356.8
Latin America	164.0	104.5	4.3	272.8
Europe	116.1	78.0	36.7	230.8
Rest of World	55.5	118.8	14.1	188.4
Total reportable segments	$512.1	481.6	55.1	1,048.8

Six months ended June 30, 2022

Reportable Segments:
North America	$381.2	389.2	—	770.4
Latin America	352.5	233.4	11.7	597.6
Europe	203.9	177.2	67.7	448.8
Rest of World	108.1	257.6	25.4	391.1
Total reportable segments	$1,045.7	1,057.4	104.8	2,207.9

Six months ended June 30, 2021

Reportable Segments:
North America	$355.9	318.0	—	673.9
Latin America	324.2	210.0	8.3	542.5
Europe	227.4	149.1	68.7	445.2
Rest of World	110.1	230.5	24.3	364.9
Total reportable segments	$1,017.6	907.6	101.3	2,026.5

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

Contract Balances
Contract Assets
Although payment terms and conditions can vary, for the majority of our customer contracts, we invoice for all of the services provided to the customer within a monthly period. For certain customer contracts, the timing of our performance may precede our right to invoice the customer for the total transaction price. For example, Brink's affiliates in certain countries, primarily in Latin America, negotiate annual price adjustments with certain customers and, once the price increases are finalized, the pricing changes are made retroactive to services provided in earlier periods. These retroactive pricing adjustments are estimated and recognized as revenue with a corresponding contract asset in the same period in which the related services are performed. As the estimate of the ultimate transaction price changes, we recognize a cumulative catch-up adjustment for the change in estimate. In our Rest of World segment, certain Brink's affiliates provide services to specific customers and, per contract, a portion of the consideration is retained by the customers until the contract is completed. The retention amounts are reported as contract assets until we have the right to bill the customer for these amounts. Contract assets expected to be collected within one year ($4.8 million at June 30, 2022) are included in prepaid expenses and other on the condensed consolidated balance sheet. Amounts not expected to be billed and collected within one year ($4.0 million at June 30, 2022) are reported in other assets on the condensed consolidated balance sheet.

Contract Liabilities
For other customer contracts, we may obtain the right to payment or receive customer payments prior to performing the related services under the contract. When the right to customer payments or receipt of payments precedes our performance, we recognize a contract liability, which is included in accrued liabilities on the condensed consolidated balance sheet.

The opening and closing balances of receivables, contract assets and contract liabilities related to contracts with customers are as follows:

(In millions)	Receivables	Contract Assets	Contract Liabilities

Opening (January 1, 2022)	$701.8	6.3	17.9
Closing (June 30, 2022)	824.6	8.8	14.9
Increase (decrease)	$122.8	2.5	(3.0)

The amount of revenue recognized in the six months ended June 30, 2022 that was included in the January 1, 2022 contract liabilities balance was $9.7 million. This revenue consists of services provided to customers who had prepaid for those services prior to the current year.

Revenue recognized in the six months ended June 30, 2022 from performance obligations satisfied in the prior year was not significant. This revenue is a result of changes in the transaction price of our contracts with customers.

Contract Costs
Sales commissions directly related to obtaining new contracts with customers are capitalized when incurred and are then amortized to expense ratably over the term of the contracts. At June 30, 2022, the net capitalized costs to obtain contracts was included in other assets on the condensed consolidated balance sheet. The capitalized amount at June 30, 2022 and December 31, 2021 were $2.3 million and $2.0 million, respectively. The amortization expense in the first six months of 2022 and 2021 was not significant in either period.

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

Note 3 - Segment information

We identify our operating segments based on how our chief operating decision maker (“CODM”) allocates resources, assesses performance and makes decisions. Our CODM is our President and Chief Executive Officer. We completed a leadership change with our President and Chief Executive Officer in the second quarter of 2022. Our CODM evaluates performance and allocates resources to each operating segment based on a profit or loss measure which, at the reportable segment level, excludes the following:
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

The following table summarizes our revenues and segment profit for each of our reportable segments and reconciles these amounts to consolidated revenues and operating profit:

	Revenues		Operating Profit
	Three Months Ended June 30,		Three Months Ended June 30,
(In millions)	2022	2021	2022	2021
Reportable Segments:
North America	$401.6	356.8	34.1	41.1
Latin America	306.3	272.8	64.7	57.1
Europe	226.7	230.8	22.4	18.7
Rest of World	199.3	188.4	39.5	31.9
Total reportable segments	1,133.9	1,048.8	160.7	148.8

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	—	—	(39.9)	(38.5)
Foreign currency transaction gains (losses)	—	—	3.4	(0.1)
Reconciliation of segment policies to GAAP(a)	—	—	(0.2)	0.4
Other items not allocated to segments:
Reorganization and Restructuring(b)	—	—	(2.7)	(15.1)
Acquisitions and dispositions(c)	—	—	(15.4)	(20.5)
Argentina highly inflationary impact(d)	—	—	(9.0)	(2.6)
Change in allowance estimate(e)	—	—	0.4	—
Chile antitrust matter(f)	—	—	(0.8)	—
Internal loss(g)	—	—	—	0.9
Total	$1,133.9	1,048.8	$96.5	73.3

	Revenues		Operating Profit
	Six Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Reportable Segments:
North America	$770.4	673.9	58.5	73.4
Latin America	597.6	542.5	127.7	115.8
Europe	448.8	445.2	37.2	29.3
Rest of World	391.1	364.9	72.6	62.3
Total reportable segments	2,207.9	2,026.5	296.0	280.8

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	—	—	(68.4)	(68.6)
Foreign currency transaction gains (losses)	—	—	5.8	—
Reconciliation of segment policies to GAAP(a)	—	—	2.7	(11.5)
Other items not allocated to segments:
Reorganization and Restructuring(b)	—	—	(14.4)	(21.7)
Acquisitions and dispositions(c)	—	—	(30.6)	(39.2)
Argentina highly inflationary impact(d)	—	—	(15.1)	(6.5)
Change in allowance estimate(e)	—	—	(16.3)	—
Chile antitrust matter(f)	—	—	(0.8)	—
Internal loss(g)	—	—	—	1.7
Total	$2,207.9	2,026.5	$158.9	135.0

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
(e)Represents impact of a change in our methodology to estimate our allowance for doubtful accounts in the first quarter of 2022. See Note 1 for further details.
(f)See details regarding the Chile antitrust matter at Note 14.
(g)Represents net credits related to an internal loss in our U.S. global services operations. The credits result from collection of previously reserved accounts receivable.

Note 4 - Retirement benefits

Pension plans

We have various defined-benefit pension plans covering eligible current and former employees.  Benefits under most plans are based on salary and years of service.

The components of net periodic pension cost for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2022	2021	2022	2021	2022	2021

Three months ended June 30,

Service cost	$—	—	2.0	2.5	2.0	2.5
Interest cost on projected benefit obligation	5.7	5.3	3.3	3.1	9.0	8.4
Return on assets – expected	(12.3)	(11.9)	(3.4)	(3.1)	(15.7)	(15.0)
Amortization of losses	6.3	8.6	0.5	1.7	6.8	10.3
Amortization of prior service credit	—	—	—	(0.1)	—	(0.1)
Curtailment gain	—	—	—	(0.6)	—	(0.6)
Settlement loss	—	—	0.1	0.3	0.1	0.3
Net periodic pension cost	$(0.3)	2.0	2.5	3.8	2.2	5.8

Six months ended June 30,

Service cost	$—	—	4.1	4.7	4.1	4.7
Interest cost on projected benefit obligation	11.4	10.6	6.6	6.0	18.0	16.6
Return on assets – expected	(24.4)	(23.7)	(6.3)	(6.2)	(30.7)	(29.9)
Amortization of losses	12.1	17.0	1.0	3.3	13.1	20.3
Amortization of prior service cost	—	—	—	(0.1)	—	(0.1)
Curtailment gain	—	—	—	(0.6)	—	(0.6)
Settlement loss	—	—	0.5	0.7	0.5	0.7
Net periodic pension cost	$(0.9)	3.9	5.9	7.8	5.0	11.7
We did not make cash contributions to the primary U.S. pension plan in 2021 or the first six months of 2022. Based on current assumptions described in our Annual Report on Form 10-K for the year ended December 31, 2021, we do not expect to make contributions to the primary U.S. pension plan in the foreseeable future.

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

The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

	UMWA Plans		Black Lung and Other Plans		Total
(In millions)	2022	2021	2022	2021	2022	2021

Three months ended June 30,

Service cost	$—	—	0.1	0.1	0.1	0.1
Interest cost on accumulated postretirement benefit obligations	2.6	2.4	0.9	0.8	3.5	3.2
Return on assets – expected	(3.3)	(3.0)	—	—	(3.3)	(3.0)
Amortization of losses	2.2	4.2	1.8	2.3	4.0	6.5
Amortization of prior service cost	(1.1)	(1.1)	(0.1)	(0.2)	(1.2)	(1.3)
Net periodic postretirement cost	$0.4	2.5	2.7	3.0	3.1	5.5

Six months ended June 30,

Service cost	$—	—	0.1	0.1	0.1	0.1
Interest cost on accumulated postretirement benefit obligations	5.3	4.9	1.8	1.6	7.1	6.5
Return on assets – expected	(6.6)	(6.1)	—	—	(6.6)	(6.1)
Amortization of losses	5.3	9.0	3.7	4.4	9.0	13.4
Amortization of prior service cost	(2.3)	(2.3)	(0.1)	(0.2)	(2.4)	(2.5)
Net periodic postretirement cost	$1.7	5.5	5.5	5.9	7.2	11.4
The components of net periodic pension cost and net periodic postretirement cost other than the service cost component are included in interest and other nonoperating income (expense) in the condensed consolidated statements of operations.

Note 5 - Income taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Continuing operations
Provision (benefit) for income taxes (in millions)	$29.3	22.7	$(11.8)	36.3
Effective tax rate	43.4%	45.7%	(11.7%)	46.1%

2022 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first six months of 2022 was less than the 21% U.S. statutory rate primarily due to the release of valuation allowances on U.S. tax credits deemed realizable as a result of the issuance of U.S. final foreign tax credit regulations, offset by the geographical mix of earnings, the seasonality of book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on cross border payments and U.S. taxable income limitations, and the characterization of a French business tax as an income tax.

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

Valuation Allowance-Tax Credits
In the first quarter of 2022, we concluded that it is more likely than not that a substantial amount of the U.S. deferred tax assets for U.S. foreign tax credit and general business credit carryforwards that previously required a valuation allowance would be realized. Our conclusion was based upon an analysis of the final foreign tax credit regulations that the U.S. Treasury published in the Federal Register on January 4, 2022. Based upon this analysis, we determined a significant amount of the post-2021 foreign withholding taxes will now be ineligible for U.S. foreign income tax credit treatment and therefore we are forecasting that our U.S. operations will no longer annually be generating new foreign tax credits in excess of its annual foreign tax credit utilization limit. As a result, we expect to be able to utilize a substantial amount of our foreign tax credit and general business tax credit carryforwards to offset future tax prior to their expiration. Accordingly, we reversed a substantial amount of our valuation allowance on our net U.S. deferred tax assets, resulting in a $55.0 million benefit in our provision for income taxes for the period ended June 30, 2022. Due to the novel approach that the final regulations impose, it is possible that further developments in foreign country or U.S. tax laws could occur and may require us to change our assessment of the ultimate amounts we consider more-likely-than-not to be realized.

Additionally, as a result of the decision to terminate the cross currency swap contracts in July 2022 (see Note 8), the realization of the gain results in an additional source of future taxable income expected to utilize a further portion of foreign tax credit carryforward. Consequently, we released $10.9 million in valuation allowance in the second quarter of 2022 in other comprehensive income with an additional amount to be released in the third quarter of 2022 upon the termination and realization of the full amount of the gain.

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

PAI, Midco, Inc. Acquisition
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

G4S ("G4S") Acquisitions
On February 26, 2020, we announced that we agreed to acquire the majority of the cash management operations of U.K.-based G4S, with closings planned in multiple phases in 2020. In March 2020, we acquired 100% of the capital stock of G4S International Logistics Group Limited ("G4Si"), a company which directly or indirectly owns controlling interests in multiple businesses providing secure international transportation of valuables. From the second quarter of 2020 through the first quarter of 2021, we acquired cash management operations from G4S located in the Netherlands, Belgium, Ireland, Hong Kong, Cyprus, Romania, the Czech Republic, Malaysia, the Dominican Republic, the Philippines, Indonesia, Estonia, Latvia, Lithuania, Macau, Luxembourg and Kuwait. For the majority of these acquisitions, we acquired 100% of the ownership interests. In Malaysia, the Dominican Republic, the Philippines, Indonesia and Kuwait, we acquired ownership interests of less than 100%. We believe that we meet the accounting criteria for consolidating these subsidiaries. In the aggregate, the purchase consideration for the G4S acquisitions as of June 30, 2022 is $826 million. We have also paid G4S approximately $114 million for net intercompany receivables from the acquired subsidiaries. The G4S businesses acquired generated approximately $800 million in annual revenues in 2019.

There is contingent consideration related to the acquisition of the Malaysia operations. The consideration will be paid when minimum dividend distributions are received by Brink's relating to cash on the balance sheets of the Malaysia subsidiaries as of the acquisition date. We used a probability-weighted approach to estimate the fair value of the contingent consideration. The fair value of the contingent consideration at the acquisition date is the full $22 million that remains potentially payable as of June 30, 2022 as we believe it is unlikely that the contingent consideration payments will be reduced.

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

Touchpoint 21 Acquisition
In January 2022, PAI acquired net assets from Touchpoint 21 LLC, an ATM and cash management solutions company operating in Texas and Oklahoma. We have determined that this acquisition represents a business combination and we have recorded acquired assets and liabilities at estimated fair value. The purchase consideration is approximately $15 million.

Acquisition Costs

We have incurred $1.0 million in transaction costs related to business acquisitions in the first six months of 2022 (compared to $4.3 million in the first six months of 2021). These costs are classified in the condensed consolidated statements of operations as selling, general and administrative expenses.

Note 7 - Accumulated other comprehensive income (loss)

Other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive loss into earnings, was as follows:

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Three months ended June 30, 2022

Amounts attributable to Brink's:
Benefit plan adjustments	$1.9	(0.1)	9.6	(2.3)	9.1
Foreign currency translation adjustments(b)	(56.1)	4.8	(1.5)	0.3	(52.5)
Unrealized losses on available-for-sale securities	(0.3)	(0.1)	—	—	(0.4)
Gains (losses) on cash flow hedges	15.0	(3.9)	(3.2)	1.3	9.2
	(39.5)	0.7	4.9	(0.7)	(34.6)

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	(5.0)	—	—	—	(5.0)
	(5.0)	—	—	—	(5.0)

Total
Benefit plan adjustments(a)	1.9	(0.1)	9.6	(2.3)	9.1
Foreign currency translation adjustments(b)	(61.1)	4.8	(1.5)	0.3	(57.5)
Unrealized losses on available-for-sale securities(c)	(0.3)	(0.1)	—	—	(0.4)
Gains (losses) on cash flow hedges(d)	15.0	(3.9)	(3.2)	1.3	9.2
	$(44.5)	0.7	4.9	(0.7)	(39.6)

Three months ended June 30, 2021

Amounts attributable to Brink's:
Benefit plan adjustments	$(1.0)	0.9	15.1	(3.7)	11.3
Foreign currency translation adjustments(b)	38.7	(2.0)	(1.1)	0.2	35.8
Gains (losses) on cash flow hedges	(11.9)	4.2	14.6	(4.8)	2.1
	25.8	3.1	28.6	(8.3)	49.2

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	0.3	—	—	—	0.3
	0.3	—	—	—	0.3

Total
Benefit plan adjustments(a)	(1.0)	0.9	15.1	(3.7)	11.3
Foreign currency translation adjustments(b)	39.0	(2.0)	(1.1)	0.2	36.1
Gains (losses) on cash flow hedges(d)	(11.9)	4.2	14.6	(4.8)	2.1
	$26.1	3.1	28.6	(8.3)	49.5

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Six months ended June 30, 2022

Amounts attributable to Brink's:
Benefit plan adjustments	$1.0	0.1	19.7	(4.7)	16.1
Foreign currency translation adjustments(b)	(21.0)	4.4	(3.0)	0.7	(18.9)
Unrealized losses on available-for-sale securities	(0.7)	(0.1)	—	—	(0.8)
Gains (losses) on cash flow hedges	13.8	(1.8)	11.4	(3.5)	19.9
	(6.9)	2.6	28.1	(7.5)	16.3

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	(6.5)	—	—	—	(6.5)
	(6.5)	—	—	—	(6.5)

Total
Benefit plan adjustments(a)	1.0	0.1	19.7	(4.7)	16.1
Foreign currency translation adjustments(b)	(27.5)	4.4	(3.0)	0.7	(25.4)
Unrealized losses on available-for-sale securities(c)	(0.7)	(0.1)	—	—	(0.8)
Gains (losses) on cash flow hedges(d)	13.8	(1.8)	11.4	(3.5)	19.9
	$(13.4)	2.6	28.1	(7.5)	9.8

Six months ended June 30, 2021

Amounts attributable to Brink's:
Benefit plan adjustments	$(18.3)	5.0	31.2	(8.3)	9.6
Foreign currency translation adjustments(b)	(5.5)	(2.0)	(1.1)	0.2	(8.4)
Gains (losses) on cash flow hedges	(1.4)	0.8	11.3	(3.4)	7.3
	(25.2)	3.8	41.4	(11.5)	8.5

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	(0.3)	—	—	—	(0.3)
Foreign currency translation adjustments	(1.5)	—	—	—	(1.5)
	(1.8)	—	—	—	(1.8)

Total
Benefit plan adjustments(a)	(18.6)	5.0	31.2	(8.3)	9.3
Foreign currency translation adjustments(b)	(7.0)	(2.0)	(1.1)	0.2	(9.9)
Gains (losses) on cash flow hedges(d)	(1.4)	0.8	11.3	(3.4)	7.3
	$(27.0)	3.8	41.4	(11.5)	6.7

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Total net periodic retirement benefit cost included in:
Cost of revenues	$1.7	2.0	$3.3	3.7
Selling, general and administrative expenses	0.4	0.6	0.9	1.1
Interest and other nonoperating expense	3.2	8.7	8.0	18.3
(b)2022 foreign currency translation adjustment amounts arising during the three months ended June 30, 2022 reflect primarily the devaluation of the British pound, the Brazilian real, and the Chilean peso. 2021 foreign currency translation adjustment amounts arising during the three months ended June 30, 2021 reflect primarily the appreciation of the Brazilian real, the euro and the Mexican peso. 2022 foreign currency translation adjustment amounts arising during the six months ended June 30, 2022 reflect primarily the devaluation of the British pound and the euro, partially offset by appreciation of the Brazilian real. 2021 foreign currency translation adjustment amounts arising during the six months ended June 30, 2021 reflect primarily the devaluation of the euro, partially offset by the appreciation of the Brazilian real.
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
(d)Pretax gains and losses on cash flow hedges are classified in the condensed consolidated statements of operations as:
•other operating income (expense) ($5.3 million gain in the three months ended June 30, 2022 and $11.7 million loss in the three months ended June 30, 2021; as well as $6.5 million loss in the six months ended June 30, 2022 and $5.6 million loss in the six months ended June 30, 2021)
•interest expense ($2.1 million of expense in the three months ended June 30, 2022 and $3.0 million of expense in the three months ended June 30, 2021; as well as $4.9 million of expense in the six months ended June 30, 2022 and $5.7 million of expense in the six months ended June 30, 2021).

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

(In millions)	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Unrealized Losses on Available-for-Sale Securities	Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2021	$(474.0)	(425.7)	(0.1)	(8.1)	(907.9)
Other comprehensive income (loss) before reclassifications	1.1	(16.6)	(0.8)	12.0	(4.3)
Amounts reclassified from accumulated other comprehensive loss to net income	15.0	(2.3)	—	7.9	20.6
Other comprehensive income (loss) attributable to Brink's	16.1	(18.9)	(0.8)	19.9	16.3
Balance as of June 30, 2022	$(457.9)	(444.6)	(0.9)	11.8	(891.6)

Note 8 - Fair value of financial instruments

Investments in Marketable Securities
We have investments in mutual funds, equity securities and available for sale debt securities that are carried at fair value in the condensed financial statements. For these investments, fair value was based on quoted market prices, which we have categorized as a Level 1 valuation.

Fixed-Rate Debt
The fair value and carrying value of our material fixed-rate debt, excluding any unamortized debt issuance costs, are as follows:

(In millions)	June 30, 2022	December 31, 2021

$600 million senior unsecured notes
Carrying value	$600.0	600.0
Fair value	520.5	625.7

$400 million senior unsecured notes
Carrying value	400.0	400.0
Fair value	366.8	414.8

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

Forward and Swap Contracts
We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies. At June 30, 2022, the notional value of our short term outstanding foreign currency forward and swap contracts was $476 million, with average maturities of approximately one month. These foreign currency forward and swap contracts primarily offset exposures in the euro, the British pound, the Mexican peso, and the Chilean peso and are not designated as hedges for accounting purposes. Accordingly, changes in their fair value are recorded immediately in earnings.

At June 30, 2022, the fair value of our short term foreign currency contracts was a net asset of approximately $2.6 million, of which $5.9 million was included in prepaid expenses and other and $3.3 million was included in accrued liabilities on the condensed consolidated balance sheet. At December 31, 2021, the fair value of these foreign currency contracts was a net asset of approximately $1.9 million, of which $3.4 million was included in prepaid expenses and other and $1.5 million was included in accrued liabilities on the condensed consolidated balance sheet.

Amounts under these contracts were recognized in other operating income (expense) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Derivative instrument gains (losses) included in other operating income (expense)	$14.1	(2.3)	$33.0	8.2
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

At June 30, 2022, the notional value of this long term contract was $65 million with a weighted-average maturity of 1.0 years. At June 30, 2022, the fair value of the long term cross currency swap contract was a $18.1 million net asset, of which $5.3 million is included in prepaid expenses and other and $12.8 million is included in other assets on the condensed consolidated balance sheet. At December 31, 2021, the fair value of the long term cross currency swap contract was a $26.3 million net asset, of which a $5.8 million asset was included in prepaid expenses and other and a $20.5 million asset was included in other assets on the condensed consolidated balance sheet.

Amounts under this contract were recognized in other operating income (expense) to offset transaction gains or losses and in interest expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021

Derivative instrument gains (losses) included in other operating income (expense)	$5.3	(11.7)	$(6.5)	(5.6)

Offsetting transaction gains (losses)	(5.3)	11.7	6.5	5.6

Derivative instrument losses included in interest expense	(0.3)	(0.5)	(0.7)	(0.8)

Net derivative instrument gains (losses)	5.0	(12.2)	(7.2)	(6.4)

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

At June 30, 2022, the notional value of these contracts was $400 million with a remaining weighted-average maturity of 0.8 years. At June 30, 2022, the fair value of these interest rate swaps was a net asset of $3.7 million, of which $2.3 million was included in prepaid expenses and other and $1.4 million was included in other assets on the condensed consolidated balance sheet. At December 31, 2021, the fair value of these interest rate swaps was a net liability of $13.9 million, of which $8.3 million was included in accrued liabilities and $5.6 million was included in other liabilities on the condensed consolidated balance sheet.

In the first quarter of 2022, we entered into four forward-starting interest rate swaps that hedge cash flow risk associated with changes in variable interest rates and that are designated as cash flow hedges for accounting purposes. Accordingly, changes in the fair value of these cash flow hedges are presently recorded in the gains (losses) on cash flow hedges component of accumulated other comprehensive income (loss). The forward-starting interest rate swaps will become effective in July 2022 and have a maturity date in July 2030. The amounts from accumulated other comprehensive income (loss) will begin to be released into earnings once the swaps become effective in July 2022.

At June 30, 2022, the notional value of these contracts was $200 million with a remaining weighted-average maturity of 0.1 years. At June 30, 2022, the fair value of these forward-starting interest rate swaps was a net asset of $10.5 million, which was included in prepaid expenses and other on the condensed consolidated balance sheet.

In July 2022, we amended the forward-starting interest rates swaps by removing an early termination clause and changing the maturity date to June 2027.

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

At June 30, 2022, the notional value of these cross currency swap contracts was $400 million with a remaining weighted average maturity of 4.7 years. At June 30, 2022, the fair value of these cross currency swaps was a net asset of $52.1 million, of which $6.0 million was included in prepaid expenses and other and $46.1 million was included in other assets on the condensed consolidated balance sheet. At December 31, 2021, the fair value of these cross currency swaps was a net asset of $28.5 million, of which $6.0 million was included in prepaid expenses and other and $22.5 million was included in other assets on the condensed consolidated balance sheet.

In July 2022, we terminated these cross currency swap contracts and received $67 million in cash for the fair value of the derivative assets at the settlement date. We subsequently entered into a total of nine cross currency swaps with a total notional of $400 million to hedge a portion of our net investment in certain of our subsidiaries with euro functional currencies. Swaps with a total notional of $215 million will terminate in May 2026 and swaps with a total notional of $185 million will terminate in April 2031. We have designated these swaps as net investment hedges for accounting purposes.

The effect of the interest rate swaps and the amortization of the spot-forward difference on the net investment hedges cross currency swaps is included in interest expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021

Interest rate swaps designated as cash flow hedges	$1.8	2.5	4.2	4.9
Cross currency swaps designated as net investment hedges	(1.6)	(1.1)	(3.1)	(1.1)
Net derivative instrument losses included in interest expense	$0.2	1.4	1.1	3.8

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

There were no transfers in or out of any of the levels of the valuation hierarchy in the first six months of 2022.

Note 9 - Debt

	June 30,	December 31,
(In millions)	2022	2021
Debt:
Short-term borrowings	$14.0	9.8
Total short-term borrowings	$14.0	9.8

Long-term debt
Bank credit facilities:
Term loan A(a)	$1,394.4	1,224.7
Senior unsecured notes(b)	990.9	989.8
Revolving Credit Facility	490.5	495.0
Other (c)	75.5	68.9
Financing leases	193.8	178.5
Total long-term debt	$3,145.1	2,956.9

Total debt	$3,159.1	2,966.7

Included in:
Current liabilities	$98.2	125.0
Noncurrent liabilities	3,060.9	2,841.7
Total debt	$3,159.1	2,966.7

(a)Amounts outstanding are net of unamortized debt costs of $5.6 million as of June 30, 2022 and $3.7 million as of December 31, 2021.
(b)Amounts outstanding are net of unamortized debt costs of $9.1 million as of June 30, 2022 and $10.2 million as of December 31, 2021.
(c)Other facilities include $61.7 million related to the Brink's Capital credit facility at June 30, 2022, compared to $57.5 million at December 31, 2021. The facility had $2,221.5 million in borrowings and $2,217.3 million in repayments in the first six months of 2022, which is reflected in the long-term revolving credit facilities movement in the consolidated statements of cash flows.

Long-Term Debt

Senior Secured Credit Facility
In June 2022, we amended our senior secured credit facility (the “Senior Secured Credit Facility”) with Bank of America, N.A. as administrative agent. After the amendment, the Senior Secured Credit Facility consisted of a $1 billion revolving credit facility (the "Revolving Credit Facility") and $1.4 billion of term loans (the "Term Loans").

All loans under the Revolving Credit Facility and the Term Loans mature on June 23, 2027. Principal payments for the Term Loans are due quarterly in an amount equal to 0.625% of the initial loan amount for the first eight quarterly installment payments and 1.25% for subsequent payments with a final lump sum payment due on June 23, 2027. Interest rates for the Senior Secured Credit Facility are based on SOFR plus a margin or an alternate base rate plus a margin. The Revolving Credit Facility allows us to borrow money or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of June 30, 2022, $510 million was available under the Revolving Credit Facility. The obligations under the Senior Secured Credit Facility are secured by a first-priority lien on all or substantially all of the assets of the Company and certain of its domestic subsidiaries, including a first-priority lien on equity interests of certain of the Company’s direct and indirect subsidiaries. The Company and certain of its domestic subsidiaries also guarantee the obligations under the Senior Secured Credit Facility.
The margin on both SOFR and alternate base rate borrowings under the Senior Secured Credit Facility is based on the Company’s total net debt leverage ratio. The margin on SOFR borrowings, which can range from 1.25% to 1.75%, was 1.50% at June 30, 2022. The margin on alternate base rate borrowings, which can range from 0.25% to 0.75%, was 0.50% as of June 30, 2022. We also pay an annual commitment fee on the unused portion of the Revolving Credit Facility based on the Company’s total net leverage ratio. The commitment fee, which can range from 0.15% to 0.28%, was 0.23% as of June 30, 2022.

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

Letter of Credit Facilities and Bank Guarantee Facilities
We have three committed letter of credit facilities totaling $71 million, of which approximately $31 million was available at June 30, 2022. At June 30, 2022, we had undrawn letters of credit and guarantees of $40 million issued under these facilities. The $15 million facility expires in April 2025, the $32 million facility expires in December 2022 and the $24 million facility expires in May 2027.

We have three uncommitted letter of credit facilities totaling $65 million, of which approximately $42 million was available at June 30, 2022. At June 30, 2022, we had undrawn letters of credit and guarantees of $23 million issued under these facilities. The $40 million facility expires in December 2022. The $15 million facility and the $10 million facility have no expiration dates

The Senior Secured Credit Facility is also available for issuance of letters of credit and bank guarantees.

The Senior Secured Credit Facility, Senior Unsecured Notes, the Letter of Credit Facilities and Bank Guarantee Facilities contain various financial and other covenants. The financial covenants, among other things, limit our ability to provide liens, restrict fundamental changes, limit transactions with affiliates and unrestricted subsidiaries, restrict changes to our fiscal year and to organizational documents, limit asset dispositions, limit the use of proceeds from asset sales, limit sale and leaseback transactions, limit investments, limit the ability to incur debt, restrict certain payments to shareholders, limit negative pledges, limit the ability to change the nature of our business, provide for a maximum consolidated net leverage ratio and provide for minimum coverage of interest costs. If we were not to comply with the terms of our various financing agreements, the repayment terms could be accelerated and the commitments could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other financing agreements. We were in compliance with all covenants at June 30, 2022.

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

In the first quarter of 2022, as many of our regions begin to recover from the ongoing COVID-19 pandemic, we re-assessed earlier assumptions and estimates, and we further refined our methodology of estimating the allowance for doubtful accounts. Our updated method now also includes an estimated allowance for accounts receivables significantly past due in order to adjust for at-risk receivables not captured in our previous method. As part of the analysis under the updated estimation methodology, we noted an increase in accounts receivable significantly past due, particularly in the U.S., and we recorded an additional allowance of $16.7 million. In the second quarter of 2022, the additional allowance was reduced by $0.4 million as a result of collections.

The following table is a rollforward of the allowance for doubtful accounts for the six month period ended June 30, 2022.

Allowance for doubtful accounts:

(In millions)

December 31, 2021	$16.9
Provision for uncollectible accounts receivable	19.9
Other	6.1
Write-offs and recoveries	(5.0)
Foreign currency exchange effects	(0.7)
June 30, 2022	$37.2
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

Outstanding awards at June 30, 2022 include performance share units, restricted stock units, deferred stock units, performance-based stock options, time-based stock options and certain awards that will be settled in cash.

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

Compensation expenses are classified as selling, general and administrative expenses in the condensed consolidated statements of operations. Compensation expenses for the share-based awards were as follows:

	Compensation Expense		Compensation Expense
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021

Performance share units	$10.9	7.4	$15.8	12.5
Restricted stock units	3.5	2.9	5.4	4.6
Deferred stock units and fees paid in stock	0.4	0.5	0.7	0.6
Performance-based stock options	—	—	—	0.3
Time-based vesting stock options	0.1	0.3	0.2	0.7
Cash based awards	0.7	(0.2)	1.1	0.6
Share-based payment expense	15.6	10.9	23.2	19.3
Income tax benefit	(3.5)	(2.5)	(5.3)	(4.4)
Share-based payment expense, net of tax	$12.1	8.4	$17.9	14.9

Performance-Based Stock Options
In 2018, 2017 and 2016, we granted performance-based stock options that have a service condition as well as a market condition. In addition, some of the awards granted in 2016 contained a non-financial performance condition. We measured the fair value of these performance-based options at the grant date using a Monte Carlo simulation model.

The following table summarizes performance-based stock option activity during the first six months of 2022:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2021	946.5	$10.25
Expired(a)	(15.3)	17.92
Exercised	(400.0)	5.92
Outstanding balance as of June 30, 2022	531.2	$13.29

(a)Although the service condition had been met, these 2018 performance options expired in accordance with the terms of the underlying award agreement.

Time-Based Stock Options
We granted time-based stock options that contain only a service condition. We measure the fair value of these time-based options at the grant date using a Black-Scholes-Merton option pricing model.

The following table summarizes time-based stock option activity during the first six months of 2022:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2021	177.1	$21.42
Expired	(15.5)	21.51
Outstanding balance as of June 30, 2022	161.6	$21.41

Restricted Stock Units (“RSUs”)
We granted RSUs that contain only a service condition. We measure the fair value of RSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period.

The following table summarizes RSU activity during the first six months of 2022:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2021	251.1	$74.37
Granted	211.6	65.97
Forfeited	(22.2)	69.89
Vested	(71.0)	77.92
Nonvested balance as of June 30, 2022	369.5	$69.15

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

The following table summarizes all PSU activity during the first six months of 2022:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2021	661.0	$81.75
Granted	257.2	68.40
Forfeited or expired(a)	(58.5)	85.23
Vested(b)	(142.9)	77.61
Nonvested balance as of June 30, 2022	716.8	$77.50

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

The following table summarizes all DSU activity during the first six months of 2022:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2021	14.3	$78.74
Granted	18.6	54.67
Vested	(13.0)	79.79
Nonvested balance as of June 30, 2022	19.9	$55.59

Note 12 - Capital Stock

Common Stock
At June 30, 2022, we had 100 million shares of common stock authorized and 47.2 million shares issued and outstanding.

Dividends
We paid regular quarterly dividends on our common stock during the last three years. On May 5, 2022, the Board declared a regular quarterly dividend of 20 cents per share payable on June 1, 2022 to shareholders of record on May 16, 2022. The payment of future dividends is at the discretion of the Board of Directors and is dependent on our future earnings, financial condition, shareholder equity levels, cash flow, business requirements and other factors.

Preferred Stock
At June 30, 2022, we had the authority to issue up to 2.0 million shares of preferred stock with a par value of $10 per share.

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

At June 30, 2022, $250 million remained available under the 2021 Repurchase Program.

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

Shares Used to Calculate Earnings per Share

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021

Weighted-average shares:
Basic(a)	47.4	50.0	47.6	49.9
Effect of dilutive stock awards and options	0.4	0.5	0.4	0.6
Diluted	47.8	50.5	48.0	50.5

Antidilutive stock awards and options excluded from denominator(b)	0.4	0.2	0.7	0.2

(a)We have deferred compensation plans for directors and certain of our employees. Some amounts owed to participants are denominated in common stock units. Each unit represents one share of common stock. The number of shares used to calculate basic earnings per share includes the weighted-average common stock units credited to employees and directors under the deferred compensation plans. Additionally, nonvested units containing only a service requirement are also included in the computation of basic weighted-average shares when the requisite service period has been completed. Accordingly, included in basic shares are 0.3 million in the three months and 0.3 million in the six months ended June 30, 2022, and 0.3 million in the three months and 0.3 million in the six months ended June 30, 2021.
(b)Under the November 2021 ASR, based on our stock prices from November 1, 2021 to March 31, 2022, we would have received additional shares under the ASR if the settlement date had been March 31, 2022. Because the ASR settlement date did not occur until April 2022 and because any anticipated receipt of additional shares of our common stock would have been antidilutive, no amounts were included in the computation of diluted EPS.The antidilutive impact from the first quarter of 2022 will continue to have year-to-date antidilutive impact for the remainder of 2022.

Note 13 - Supplemental cash flow information

	Six Months Ended June 30,
(In millions)	2022	2021
Cash paid for:
Interest	$56.8	54.0
Income taxes, net	70.5	38.9

Argentina Currency Conversions
We have elected in the past and could continue in the future to repatriate cash from Brink's Argentina using different means to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms generally settle at rates that are less favorable than the rates at which we remeasure the financial statements of Brink’s Argentina. The net cash flows from these transactions are treated as operating cash flows as the financial instruments are purchased specifically for resale and are generally sold within a short period of time from the date of purchase. We did not have any such conversions in the first six months of 2022 or 2021.

Non-cash Investing and Financing Activities
We acquired $39.6 million in armored vehicles and other equipment under financing lease arrangements in the first six months of 2022 compared to $44.4 million in armored vehicles and other equipment acquired under financing lease arrangements in the first six months of 2021.

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

In accordance with a revolving credit facility, we are required to maintain a restricted cash reserve of $22.5 million ($15.0 million at December 31, 2021) and, due to this contractual restriction, we have classified these amounts as restricted cash.

At June 30, 2022, we held $358.6 million of restricted cash ($184.2 million represented restricted cash held for customers and $148.6 million represented accrued liabilities). At December 31, 2021, we held $376.4 million of restricted cash ($215.5 million represented restricted cash held for customers and $139.9 million represented accrued liabilities).

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

	June 30,	December 31,
(In millions)	2022	2021
Cash and cash equivalents	$743.3	710.3
Restricted cash	358.6	376.4
Total, cash, cash equivalents, and restricted cash in the condensed consolidated statements of cash flows	$1,101.9	1,086.7

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

At the end of the fourth quarter of 2018, we became aware of an investigation initiated by the Chilean Fiscalía Nacional Económica (the Chilean antitrust agency) (“FNE”) related to potential anti-competitive practices among competitors in the cash logistics industry in Chile. In October 2021, the FNE filed a complaint before the Chilean antitrust court alleging that Brink’s Chile (as well as competitor companies) engaged in collusion in 2017 and 2018 and requested that the court approve a fine of $30.5 million. The Company has not had access to the FNE's investigative file nor to its evidence supporting the allegations. The Company intends to vigorously defend itself against the FNE's complaint. Based on available information to date, the Company recorded a charge of $9.5 million in the third quarter of 2021 in connection with this matter. In the first six months of 2022, we recognized an additional $0.8 million adjustment to our estimated loss as a result of a change in currency rates.

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

Note 15 - Reorganization and Restructuring

Other Restructurings
Management periodically implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized net costs of $21.7 million in the first six months of 2021, primarily severance costs. We recognized $14.4 million net costs in the first six months of 2022, primarily severance costs. The majority of the costs from 2022 restructuring plans resulted from the exit of a line of business in a specific geography with most of the remaining costs due to management initiatives to address the COVID-19 pandemic. For the restructuring actions that have not yet been completed, we expect to incur additional costs between $8 million and $10 million in future periods.

The following table summarizes the changes in the accrued liability for costs incurred, payments and utilization, and foreign currency exchange effects of other restructurings:

(In millions)	Severance Costs	Other	Total

Balance as of January 1, 2022	$11.0	—	11.0
Expense	13.1	1.3	14.4
Payments and utilization	(10.6)	(1.3)	(11.9)
Foreign currency exchange effects	(0.5)	—	(0.5)
Balance as of June 30, 2022	$13.0	—	13.0

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
•Commercial security systems services – design and installation of security systems in designated markets in Europe
•Guarding services – protection of airports, offices, and certain other locations in Europe, Rest of World and Latin America with or without electronic surveillance, access control, fire prevention and highly trained patrolling personnel

We identify our operating segments based on how our chief operating decision maker (“CODM”) allocates resources, assesses performance and makes decisions. Our CODM is our President and Chief Executive Officer. We completed a leadership change with our President and Chief Executive Officer in the second quarter of 2022. Our CODM evaluates performance and allocates resources to each operating segment based on an operating profit or loss measure, excluding income and expenses not allocated to segments.

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

Consolidated Review

GAAP and Non-GAAP Financial Measures
We provide an analysis of our operations below on both a U.S. generally accepted accounting principles (“GAAP”) and non-GAAP basis. The purpose of the non-GAAP information is to report our operating profit, income from continuing operations and earnings per share without certain income and expense items that do not reflect the regular earnings of our operations. The non-GAAP financial measures are intended to provide investors with a supplemental comparison of our operating results and trends for the periods presented. Our management believes these measures are also useful to investors as they allow investors to evaluate our performance using the same metrics that our management uses to evaluate past performance and prospects for future performance. We do not consider these items to be reflective of our core operating performance. The non-GAAP adjustments used to reconcile our GAAP results are described on pages 43–44 and are reconciled to comparable GAAP measures on pages 49–51.

Definition of Organic Growth
Organic growth represents the change in revenues or operating profit between the current and prior period, excluding the effect of acquisitions and dispositions and changes in currency exchange rates. See definitions on page 39.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions, except for per share amounts)	2022	2021	Change	2022	2021	Change
GAAP
Revenues	$1,133.9	1,048.8	8	2,207.9	2,026.5	9
Cost of revenues	867.5	819.2	6	1,707.2	1,578.0	8
Selling, general and administrative expenses	167.5	155.8	8	339.1	310.1	9
Operating profit	96.5	73.3	32	158.9	135.0	18
Income from continuing operations(a)	35.2	24.0	47	106.6	36.7	fav
Diluted EPS from continuing operations(a)	$0.73	0.47	55	2.22	0.73	fav

Non-GAAP(b)
Non-GAAP revenues	$1,133.9	1,048.8	8	2,207.9	2,026.5	9
Non-GAAP operating profit	124.0	110.6	12	236.1	200.7	18
Non-GAAP income from continuing operations(a)	61.8	58.1	6	117.3	98.2	19
Non-GAAP diluted EPS from continuing operations(a)	$1.29	1.15	12	2.44	1.94	26

(a)Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.
(b)Non-GAAP results are reconciled to the applicable GAAP results on pages 49–51.

GAAP Basis
Analysis of Consolidated Results: Second Quarter 2022 versus Second Quarter 2021
Consolidated Revenues  Revenues increased $85.1 million due to organic increases in Latin America ($44.0 million), North America ($43.5 million), Europe ($24.6 million), and Rest of World ($22.5 million) and the favorable impact of acquisitions ($4.4 million), partially offset by the unfavorable impact of currency exchange rates ($53.9 million). The unfavorable currency impact was driven primarily by the euro and the Argentine peso. Revenues increased 13% on an organic basis primarily due to higher volume and inflation-based price increases. See above for our definition of “organic growth.”

Consolidated Costs and Expenses  Cost of revenues increased 6% to $867.5 million primarily due to higher labor and other operational costs driven by volume recovery and wage increases in the U.S., partially offset by the impact of currency exchange rates, lower costs related to restructuring actions, and the impact of acquisitions, including integration costs. Selling, general and administrative costs increased 8% to $167.5 million primarily due to organic increases in labor and other administrative costs, partially offset by the impact of currency exchange rates, lower costs related to restructuring actions, and due to the impact of acquisitions, including integration costs.

Consolidated Operating Profit  Operating profit increased $23.2 million due mainly to:
•organic increases in Latin America ($12.2 million), Rest of World ($9.9 million), and Europe ($6.4 million),
•lower costs incurred related to reorganization and restructuring ($12.4 million) included in "Other items not allocated to segments",
•lower costs related to business acquisitions and dispositions ($4.9 million), including the impact of acquisition-related charges and intangible asset amortization in 2022, included in "Other items not allocated to segments", and
•the favorable operating impact of business acquisitions ($0.8 million), excluding intangible amortization and acquisition-related charges, partially offset by:
•unfavorable changes in currency exchange rates ($12.3 million), driven by the Argentine peso and the euro,
•an organic decrease in North America ($7.5 million), and
•higher corporate expenses on an organic basis ($2.0 million).

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts Income from continuing operations attributable to Brink’s shareholders increased $11.2 million to $35.2 million due to the increase in operating profit mentioned above, partially offset by higher income tax expense ($6.6 million), higher interest expense ($4.2 million), and lower interest and other non-operating income ($1.2 million). Earnings per share from continuing operations was $0.73, up from $0.47 in the second quarter of 2021.

Analysis of Consolidated Results: First Half 2022 versus First Half 2021
Consolidated Revenues  Revenues increased $181.4 million due to organic increases in Latin America ($76.6 million), North America ($62.0 million), Europe ($47.1 million), and Rest of World ($36.2 million) and the favorable impact of acquisitions ($46.8 million), partially offset by the unfavorable impact of currency exchange rates ($87.3 million). The unfavorable currency impact was driven primarily by the euro and the Argentine peso. Revenues increased 11% on an organic basis primarily due to higher volume and inflation-based price increases. See above for our definition of “organic growth.”

Consolidated Costs and Expenses  Cost of revenues increased 8% to $1,707.2 million primarily due to higher labor and other operational costs driven by volume recovery and wage increases in the U.S., and the impact of acquisitions, partially offset by the impact of currency exchange rates and lower costs related to restructuring actions. Selling, general and administrative costs increased 9% to $339.1 million primarily due to the unfavorable impact of a change in allowance estimate ($16.7 million) recorded in the first-quarter 2022 due to a modification in our methodology to estimate the allowance for doubtful accounts, organic increases in labor and other administrative costs, partially offset by the impact of currency exchange rates.

Consolidated Operating Profit  Operating profit increased $23.9 million due mainly to:
•organic increases in Latin America ($20.7 million), Rest of World ($12.4 million), and Europe ($11.5 million),
•lower corporate expenses on an organic basis ($14.4 million),
•lower costs related to business acquisitions and dispositions ($8.4 million), including the impact of acquisition-related charges and intangible asset amortization in 2022, included in "Other items not allocated to segments",
•favorable operating impact of business acquisitions ($7.7 million), excluding intangible amortization and acquisition-related charges, and
•lower costs incurred related to reorganization and restructuring ($7.3 million) included in "Other items not allocated to segments".
partially offset by:
•an organic decrease in North America ($21.2 million),
•unfavorable changes in currency exchange rates ($17.9 million), driven by the Argentine peso and the euro, and
•unfavorable impact of a change in allowance estimate ($16.7 million) recorded in the first-quarter 2022 due to a modification in our methodology to estimate the allowance for doubtful accounts, included in "Other items not allocated to segments".

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts Income from continuing operations attributable to Brink’s shareholders increased $69.9 million to $106.6 million due to lower income tax expense ($48.1 million), the increase in operating profit mentioned above and higher interest and other non-operating income ($3.0 million), slightly offset by higher interest expense ($4.9 million) and higher non-controlling interest ($0.2 million). Earnings per share from continuing operations was $2.22, up from $0.73 in the first half of 2021.

Non-GAAP Basis
Analysis of Consolidated Results: Second Quarter 2022 versus Second Quarter 2021
Non-GAAP Consolidated Revenues  Non-GAAP revenues increased $85.1 million due to organic increases in Latin America ($44.0 million), North America ($43.5 million), Europe ($24.6 million), and Rest of World ($22.5 million) and the favorable impact of acquisitions ($4.4 million), partially offset by the unfavorable impact of currency exchange rates ($53.9 million). The unfavorable currency impact was driven primarily by the euro and the Argentine peso. Revenues increased 13% on an organic basis primarily due to higher volume and inflation-based price increases. See above for our definition of “organic growth.”

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit increased $13.4 million due mainly to:
•organic increases in Latin America ($12.2 million), Rest of World ($9.9 million), and Europe ($6.4 million) and
•the favorable operating impact of business acquisitions ($0.8 million), excluding intangible amortization and acquisition-related charges, partially offset by:
•an organic decrease in North America ($7.5 million),
•unfavorable changes in currency exchange rates ($6.4 million), driven primarily by the Argentine peso and the euro and
•higher corporate expenses on an organic basis ($2.0 million).

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders increased $3.7 million to $61.8 million due to the operating profit increase mentioned above and lower non-controlling interest ($0.5 million), partially offset by lower interest and other non-operating income ($5.7 million), higher interest expense ($4.4 million), and higher income tax expense ($0.1 million). Earnings per share from continuing operations was $1.29, up from $1.15 in the second quarter of 2021.

Analysis of Consolidated Results: First Half 2022 versus First Half 2021
Non-GAAP Consolidated Revenues  Non-GAAP revenues increased $181.4 million due to organic increases in Latin America ($76.6 million), North America ($62.0 million), Europe ($47.1 million), and Rest of World ($36.2 million) and the favorable impact of acquisitions ($46.8 million), partially offset by the unfavorable impact of currency exchange rates ($87.3 million). The unfavorable currency impact was driven primarily by the euro and the Argentine peso. Revenues increased 11% on an organic basis primarily due to higher volume and inflation-based price increases. See above for our definition of “organic growth.”

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit increased $35.4 million due mainly to:
•organic increases in Latin America ($20.7 million), Rest of World ($12.4 million), and Europe ($11.5 million),
•lower corporate expenses on an organic basis ($14.4 million), and
•the favorable operating impact of business acquisitions ($7.7 million), excluding intangible amortization and acquisition-related charges, partially offset by:
•an organic decrease in North America ($21.2 million) and
•unfavorable changes in currency exchange rates ($10.1 million), driven primarily by the Argentine peso and the euro.

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders increased $19.1 million to $117.3 million due to the operating profit increase mentioned above and lower non-controlling interest ($0.3 million), partially offset by higher income tax expense ($6.5 million), lower interest and other non-operating income ($5.1 million), and higher interest expense ($5.0 million). Earnings per share from continuing operations was $2.44, up from $1.94 in the first half of 2021.

Revenues and Operating Profit by Segment: Second Quarter 2022 versus Second Quarter 2021

		Organic	Acquisitions /			% Change
(In millions)	2Q'21	Change	Dispositions(a)	Currency(b)	2Q'22	Total	Organic
Revenues:
North America	$356.8	43.5	2.6	(1.3)	401.6	13	12
Latin America	272.8	44.0	1.0	(11.5)	306.3	12	16
Europe	230.8	24.6	0.8	(29.5)	226.7	(2)	11
Rest of World	188.4	22.5	—	(11.6)	199.3	6	12
Segment revenues(c)	1,048.8	134.6	4.4	(53.9)	1,133.9	8	13

Revenues - GAAP	$1,048.8	134.6	4.4	(53.9)	1,133.9	8	13

Operating profit:
North America	$41.1	(7.5)	0.5	—	34.1	(17)	(18)
Latin America	57.1	12.2	0.1	(4.7)	64.7	13	21
Europe	18.7	6.4	0.2	(2.9)	22.4	20	34
Rest of World	31.9	9.9	—	(2.3)	39.5	24	31
Segment operating profit	148.8	21.0	0.8	(9.9)	160.7	8	14
Corporate(d)	(38.2)	(2.0)	—	3.5	(36.7)	(4)	5
Operating profit - non-GAAP	110.6	19.0	0.8	(6.4)	124.0	12	17

Other items not allocated to segments(e)	(37.3)	10.8	4.9	(5.9)	(27.5)	(26)	(29)
Operating profit - GAAP	$73.3	29.8	5.7	(12.3)	96.5	32	41
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
(e)See pages 43–44 for more information.
(f)In the first quarter of 2021, North America operating profit benefited $12.3 million from a change in our method to calculate the allowance for doubtful accounts, with an offsetting higher expense at Corporate. There was no net impact on consolidated operating profit. See further discussion below in Analysis of Segment Results.

Analysis of Segment Results: Second Quarter 2022 versus Second Quarter 2021

North America
Revenues increased 13% ($44.8 million) primarily due to a 12% organic increase ($43.5 million) and the favorable impact of acquisitions ($2.6 million). Organic revenue increased primarily due to price increases in the U.S. Operating profit decreased $7.0 million, primarily due to a 18% organic decrease ($7.5 million), partially offset by the favorable impact of acquisitions ($0.5 million). The organic decrease resulted primarily from several prior year one-time adjustments related to various insurance-related costs and bad-debt reversals in the U.S., and lower government COVID-19 assistance in Canada. The decrease was partially offset by price increases which outpaced the impact of labor and other cost increases.

Latin America
Revenues increased 12% ($33.5 million) primarily due to a 16% organic increase ($44.0 million) and the favorable impact of acquisitions ($1.0 million), partially offset by the unfavorable impact of currency exchange rates ($11.5 million), primarily from the Argentine peso and partially offset by the Brazilian real. The organic increase was primarily driven by inflation-based price increases in Argentina, as well as organic growth in Mexico from price increases and volume growth versus prior year period results which were more impacted by the COVID-19 pandemic. Operating profit was up 13% ($7.6 million) primarily due to a 21% organic increase ($12.2 million) and the favorable impact of acquisitions ($0.1 million), partially offset by the unfavorable impact of currency exchange rates ($4.7 million). The organic profit increase was driven by volume growth in Argentina and Mexico as well as the benefit of labor and other operational cost saving actions, which includes those taken in response to the COVID-19 pandemic.

Europe
Revenues decreased 2% ($4.1 million) due to the unfavorable impact of currency exchange rates ($29.5 million), partially offset by a 11% organic increase ($24.6 million) and the favorable impact of acquisitions ($0.8 million). The unfavorable currency impact was driven by the euro. The organic increase was primarily due to organic volume growth in France, including the impact of the partial implementation of an ATM managed services contract for a large customer, and across the segment. Operating profit increased $3.7 million to $22.4 million primarily due to a 34% organic increase ($6.4 million) and the favorable impact of acquisitions ($0.2 million), partially offset by the unfavorable impact of currency exchange rates ($2.9 million). The organic increase was primarily driven by volume growth and the impact of labor and other operational cost saving actions in France and throughout the segment, including those taken in response to the COVID-19 pandemic. This growth was partially offset by lower government COVID-19 assistance in several countries.

Rest of World
Revenues increased 6% ($10.9 million) due to an 12% organic increase ($22.5 million), partially offset by the unfavorable impact of currency exchange rates ($11.6 million). The organic increase was primarily due to global services growth. The unfavorable currency impact was driven by most currencies throughout the segment. Operating profit increased $7.6 million due to a 31% organic increase ($9.9 million), partially offset by the unfavorable impact of currency exchange rates ($2.3 million). The organic increase was primarily due to global services growth and the impact of labor and other operational cost saving actions, including those taken in response to COVID-19.

Revenues and Operating Profit by Segment: First Half 2022 versus First Half 2021

		Organic	Acquisitions /			% Change
(In millions)	YTD '21	Change	Dispositions(a)	Currency(b)	YTD '22	Total	Organic
Revenues:
North America	$673.9	62.0	35.8	(1.3)	770.4	14	9
Latin America	542.5	76.6	2.1	(23.6)	597.6	10	14
Europe	445.2	47.1	2.6	(46.1)	448.8	1	11
Rest of World	364.9	36.2	6.3	(16.3)	391.1	7	10
Segment revenues(c)	2,026.5	221.9	46.8	(87.3)	2,207.9	9	11

Revenues - GAAP	$2,026.5	221.9	46.8	(87.3)	2,207.9	9	11

Operating profit:
North America(f)	$73.4	(21.2)	6.3	—	58.5	(20)	(29)
Latin America	115.8	20.7	0.2	(9.0)	127.7	10	18
Europe	29.3	11.5	0.4	(4.0)	37.2	27	39
Rest of World	62.3	12.4	0.8	(2.9)	72.6	17	20
Segment operating profit	280.8	23.4	7.7	(15.9)	296.0	5	8
Corporate(d)(f)	(80.1)	14.4	—	5.8	(59.9)	(25)	(18)
Operating profit - non-GAAP	200.7	37.8	7.7	(10.1)	236.1	18	19

Other items not allocated to segments(e)	(65.7)	(12.1)	8.4	(7.8)	(77.2)	18	18
Operating profit - GAAP	$135.0	25.7	16.1	(17.9)	158.9	18	19
Amounts may not add due to rounding.

See page 39 for footnote explanations.

Analysis of Segment Results: First Half 2022 versus First Half 2021

North America
Revenues increased 14% ($96.5 million) primarily due to a 9% organic increase ($62.0 million) and the favorable impact of acquisitions ($35.8 million), partially offset by the unfavorable impact of currency exchange rates ($1.3 million) from the Canadian dollar. Organic revenue increased primarily due to price increases in the U.S. Operating profit decreased $14.9 million, primarily due to a 29% organic decrease ($21.2 million) partially offset by the favorable impact of acquisitions ($6.3 million). The organic decrease resulted primarily from several prior year one-time adjustments related to various insurance-related costs and bad-debt reversals in the U.S., and lower government COVID-19 assistance in Canada. The decrease was partially offset by price increases which outpaced the impact of labor and other cost increases.

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

A change in estimation methodology resulted in a $16.7 million incremental bad debt expense recorded in the first quarter of 2022 that was associated with U.S. aged receivables. In the second quarter of 2022, the additional allowance was reduced by $0.4 million as a result of collections. However, as discussed in Note 1 this amount was recorded as part of "Other items not allocated to segments" and is not included in the North America segment results.

Latin America
Revenues increased 10% ($55.1 million) primarily due to a 14% organic increase ($76.6 million) and the favorable impact of acquisitions ($2.1 million), partially offset by the unfavorable impact of currency exchange rates ($23.6 million), primarily from the Argentine peso and partially offset by the Brazilian real. The organic increase was driven by inflation-based price increases in Argentina, as well as organic growth in Mexico from price increases and volume growth versus prior year period results which were more impacted by the COVID-19 pandemic. Operating profit was up 10% ($11.9 million) primarily due to a 18% organic increase ($20.7 million) and the favorable impact of acquisitions ($0.2 million), partially offset by unfavorable currency ($9.0 million). The organic increase was driven by volume growth in Argentina and Mexico as well as the benefit of labor and other operational cost saving actions, which includes those taken in response to the COVID-19 pandemic.

Europe
Revenues increased 1% ($3.6 million) due to a 11% organic increase ($47.1 million) and the favorable impact of acquisitions ($2.6 million), partially offset by the unfavorable impact of currency exchange rates ($46.1 million). The organic increase was primarily due to organic growth in France, including the impact of the partial implementation of an ATM managed services contract for a large customer, and across the segment. The unfavorable currency impact was driven by the euro. Operating profit increased $7.9 million primarily due to an organic increase ($11.5 million) and the favorable impact of acquisitions ($0.4 million), partially offset by the unfavorable impact of currency exchange rates ($4.0 million). The organic increase was primarily driven by volume growth and the impact of labor and other operational cost saving actions in France and throughout the segment, including those taken in response to the COVID-19 pandemic. This growth was partially offset by lower government COVID-19 assistance in several countries.

Rest of World
Revenues increased 7% ($26.2 million) due to a 10% organic increase ($36.2 million) and the favorable impact of acquisitions ($6.3 million), partially offset by the unfavorable impact of currency exchange rates ($16.3 million). The organic increase was primarily due to global services growth. The currency impact was driven by most currencies throughout the segment. Operating profit increased $10.3 million primarily due to a 20% organic increase ($12.4 million) and the favorable impact of acquisitions ($0.8 million), partially offset by the unfavorable impact of currency exchange rates ($2.9 million), driven by most currencies throughout the segment. The organic increase was primarily due to global services growth and the impact of labor and other operational cost saving actions, including those taken in response to COVID-19.

Income and Expense Not Allocated to Segments

Corporate Expenses

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2022	2021	change	2022	2021	change
General, administrative and other expenses	$(39.9)	(38.5)	4	$(68.4)	(68.6)	—
Foreign currency transaction gains (losses)	3.4	(0.1)	fav	5.8	—	fav
Reconciliation of segment policies to GAAP	(0.2)	0.4	unfav	2.7	(11.5)	fav
Corporate expenses	$(36.7)	(38.2)	(4)	$(59.9)	(80.1)	(25)

Corporate expenses include corporate headquarters costs, regional management costs, currency transaction gains and losses, costs related to global initiatives and adjustments to reconcile segment accounting policies to U.S. GAAP.

Corporate expenses for the first six months of 2022 decreased $20.2 million versus the prior year period primarily driven by lower bad debt expense ($13.9 million) included in Corporate expense as part of the reconciliation of segment accounting policies to U.S. GAAP (see further discussion of bad debt expense in the next paragraph below). In addition, there were higher foreign currency transaction gains in the current year period ($5.8 million) and an increase in incentive compensation, including share-based and bonus accruals ($6.8 million). These increased costs were offset by decreased expenses related to developing new service offerings ($5.9 million).

Prior to the first quarter of 2021, all Brink’s business units followed an internal accounting policy for determining an allowance for doubtful accounts. The allowances were then reconciled to the required U.S. GAAP estimated consolidated allowance, with any differences reported as part of Corporate expense. In the first six months of 2021, the Corporate reconciling adjustment was an increase of Corporate expense of $12.7 million. The 2021 adjustment was primarily from a change in the first quarter of 2021 to the allowance calculation method of the North America segment’s U.S. business. This change resulted in a $12.3 million increase to Corporate expense offset by a $12.3 million operating profit increase in the North America segment, resulting in no impact to consolidated operating profit for the first quarter of 2021. We changed the U.S. calculation of the allowance in order to more closely align it with the U.S. GAAP consolidated calculation and to minimize reconciling differences. Other than for the U.S. business, the reconciling differences were not significant. The bad debt expense increase excludes the impact of the internal loss in our U.S. global services operations described on the next page.

Other Items Not Allocated to Segments

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2022	2021	change	2022	2021	change
Operating profit:
Reorganization and Restructuring	$(2.7)	(15.1)	(82)	$(14.4)	(21.7)	(34)
Acquisitions and dispositions	(15.4)	(20.5)	(25)	(30.6)	(39.2)	(22)
Argentina highly inflationary impact	(9.0)	(2.6)	unfav	(15.1)	(6.5)	unfav
Change in allowance estimate	0.4	—	fav	(16.3)	—	unfav
Chile antitrust matter	(0.8)	—	unfav	(0.8)	—	unfav
Internal loss	—	0.9	(100)	—	1.7	(100)
Operating profit	$(27.5)	(37.3)	(26)	$(77.2)	(65.7)	18

Reorganization and Restructuring
Other Restructurings
Management periodically implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized net costs of $21.7 million in the first six months of 2021, primarily severance costs. We recognized $14.4 million net costs in the first six months of 2022, primarily severance costs. The majority of the costs from 2022 restructuring plans result from the exit of a line of business in a specific geography with most of the remaining costs due to management initiatives to address the COVID-19 pandemic. When completed, the current restructuring actions are expected to reduce our workforce by 1,400 to 1,600 positions and result in annualized cost savings of $35 million to $40 million. For the restructuring actions that have not yet been completed, we expect to incur additional costs between $8 million and $10 million in future periods. These estimates are expected to be updated as management targets additional sections of our business.

Due to the unique circumstances around these charges, they have not been allocated to segment results and are excluded from non-GAAP results. Charges related to the employees, assets, leases and contracts impacted by these restructuring actions were excluded from the segments and corporate expenses as shown in the table below.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2022	2021	change	2022	2021	change
Reportable Segments:
North America	$(0.1)	—	unfav	$(7.5)	(0.3)	unfav
Latin America	(2.4)	(2.4)	—	(5.3)	(3.4)	56
Europe	(0.8)	(10.8)	(93)	(2.2)	(15.7)	(86)
Rest of World	(0.1)	(1.9)	(95)	(0.1)	(2.3)	(96)
Total reportable segments	(3.4)	(15.1)	(77)	(15.1)	(21.7)	(30)
Corporate items	0.7	—	fav	0.7	—	fav
Total	$(2.7)	(15.1)	(82)	$(14.4)	(21.7)	(34)

Acquisitions and dispositions Certain acquisition and disposition items that are not considered part of the ongoing activities of the business and are special in nature are consistently excluded from segment and non-GAAP results. These items are described below:

2022 Acquisitions and Dispositions
•Amortization expense for acquisition-related intangible assets was $25.2 million in the first six months of 2022.
•We incurred $2.1 million in integration costs, primarily related to PAI and G4S, in the first six months of 2022.
•Transaction costs related to business acquisitions were $1.0 million in the first six months of 2022.
•Restructuring costs related to acquisitions were $0.1 million in the first six months of 2022.
•Compensation expense related to the retention of key PAI employees was $1.8 million in the first six months of 2022.

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

Argentina highly inflationary impact Beginning in the third quarter of 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, Argentine peso-denominated monetary assets and liabilities are now remeasured at each balance sheet date to the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In addition, nonmonetary assets retain a higher historical basis when the currency is devalued. The higher historical basis results in incremental expense being recognized when the nonmonetary assets are consumed. In the first six months of 2022, we recognized $15.1 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $13.4 million. In the first six months of 2021, we recognized $6.5 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $5.0 million. These amounts are excluded from segment and non-GAAP results.

Change in allowance estimate In the first quarter of 2022, we refined our global methodology of estimating the allowance for doubtful accounts. Our previous method to estimate currently expected credit losses in receivables (the allowance) was weighted significantly to a review of historical loss rates and specific identification of higher risk customer accounts. It also considered current and expected economic conditions, particularly the effects of the coronavirus (COVID-19) pandemic, in determining an appropriate allowance. As many of our regions begin to recover from the pandemic, we have re-assessed those earlier assumptions and estimates. Our updated method now also includes an estimated allowance for accounts receivable significantly past due in order to adjust for at-risk receivables not captured in our previous method. As part of the analysis under the updated estimation methodology, we noted an increase in accounts receivable significantly past due, particularly in the U.S., and we recorded an additional allowance of $16.7 million. In the second quarter of 2022, the additional allowance was reduced by $0.4 million as a result of collections. Due to the fact that management has excluded these amounts when evaluating internal performance, we have excluded this charge from segment and non-GAAP results.

Chile antitrust matter In the first six months of 2022, we recognized an additional $0.8 million adjustment to our estimated loss related to a potential fine as a result of a change in currency rates. Due to the special nature of this matter, this charge has not been allocated to segment results and is excluded from non-GAAP results. See Note 14 for details.

Internal loss A former non-management employee in our U.S. global services operations embezzled funds from Brink's in prior years. In an effort to cover up the embezzlement, the former employee intentionally misstated the underlying accounts receivable subledger data. As a result, we estimated an increase to bad debt expense of $26.7 million through the end of 2020. In the first six months of 2021, we recognized a decrease in bad debt expense of $2.7 million, primarily related to collection of these receivables. We also recognized $0.9 million of legal charges in the first six months of 2021 as we attempted to collect additional insurance recoveries related to these receivable losses. In the first six months of 2022, we did not incur any charges related to the internal loss. Due to the unusual nature of this internal loss and the related errors in the subledger data, along with the fact that management has excluded these amounts when evaluating internal performance, we have excluded these net charges from segment and non-GAAP results.

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

At June 30, 2022, Argentina's economy remains highly inflationary for accounting purposes. At June 30, 2022, we had net monetary assets denominated in Argentine pesos of $75.8 million (including cash of $68.0 million) and net nonmonetary assets of $152.6 million (including $99.8 million of goodwill, $7.7 million in equity securities denominated in Argentine pesos and $3.7 million in debt securities denominated in Argentine pesos).

During September 2019, the Argentine government announced currency controls on both companies and individuals. Under the exchange procedures implemented by the central bank, approval is required for many transactions, including dividend repatriation abroad.

We have previously elected to use other market mechanisms to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms generally settle at rates that are less favorable than the rates at which we remeasure the financial statements of Brink’s Argentina. We did not have any such conversion losses in the six months ended June 30, 2022 or June 30, 2021.

Although the Argentine government has implemented currency controls, Brink’s management continues to provide guidance and strategic oversight, including budgeting and forecasting for Brink’s Argentina. We continue to control our Argentina business for purposes of consolidation of our financial statements and continue to monitor the situation in Argentina.

Changes in exchange rates may also affect transactions that are denominated in currencies other than the functional currency. From time to time, we use short term foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies. At June 30, 2022, the notional value of our short term outstanding foreign currency forward and swap contracts was $476 million with average contract maturities of approximately one month. These short term foreign currency forward and swap contracts primarily offset exposures in the euro, the British pound, the Mexican peso, and the Chilean peso. Additionally, these short term contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings. At June 30, 2022, the fair value of our short term foreign currency contracts was a net asset of approximately $2.6 million, of which $5.9 million was included in prepaid expenses and other and $3.3 million was included in accrued liabilities on the condensed consolidated balance sheet. At December 31, 2021, the fair value of these foreign currency contracts was a net asset of approximately $1.9 million, of which $3.4 million was included in prepaid expenses and other and $1.5 million was included in accrued liabilities on the condensed consolidated balance sheet.

Amounts under these contracts were recognized in other operating income (expense) and in interest and other nonoperating income and expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021

Derivative instrument gains (losses) included in other operating income (expense)	$14.1	(2.3)	$33.0	8.2

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

At June 30, 2022, the notional value of this long term contract was $65 million with a weighted-average maturity of approximately 1.0 years. At June 30, 2022, the fair value of the long term cross currency swap contract was a $18.1 million net asset, of which $5.3 million is included in prepaid expenses and other and $12.8 million is included in other assets on the condensed consolidated balance sheet. At December 31, 2021, the fair value of the long term cross currency swap contract was a $26.3 million net asset, of which a $5.8 million asset is included in prepaid expenses and other and a $20.5 million asset is included in other assets on the condensed consolidated balance sheet.

Amounts under this contract were recognized in other operating income (expense) to offset transaction gains or losses and in interest expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021

Derivative instrument gains (losses) included in other operating income (expense)	$5.3	(11.7)	$(6.5)	(5.6)

Offsetting transaction gains ( losses)	(5.3)	11.7	6.5	5.6

Derivative instrument losses included in interest expense	(0.3)	(0.5)	(0.7)	(0.8)

Net derivative instrument gains (losses)	5.0	(12.2)	(7.2)	(6.4)

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

At June 30, 2022, the notional value of these cross currency swap contracts was $400 million with a remaining weighted average maturity of 4.7 years. At June 30, 2022, the fair value of these currency swaps was a net asset of $52.1 million, of which $6.0 million was included in prepaid expenses and other and $46.1 million was included in other assets on the condensed consolidated balance sheet.

In July 2022, we terminated these cross currency swap contracts and received $67 million in cash as settlement. We subsequently entered into a total of nine cross currency swaps with a total notional of $400 million to hedge a portion of our net investment in certain of our subsidiaries with euro functional currencies. Swaps with a total notional of $185 million will terminate in April 2031 and swaps with a total notional of $215 million will terminate in May 2026. We have designated these swaps as net investment hedges for accounting purposes.

The effect of the amortization of the spot-forward difference on the net investment hedges cross currency swaps is included in interest expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021

Net derivative instrument gains included in interest expense	$(1.6)	(1.1)	(3.1)	(1.1)

See Note 1 to the condensed consolidated financial statements for a description of how we account for currency remeasurement for Argentine subsidiaries, beginning July 1, 2018 under the heading, "Argentina".

Other Operating Income (Expense)

Other operating income (expense) includes amounts included in segment results as well as income and expense not allocated to segments.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2022	2021	change	2022	2021	change
Foreign currency items:
Transaction gains (losses)	$(19.3)	—	(100)	$(40.7)	(13.3)	unfav
Derivative instrument gains (losses)	14.1	(2.3)	fav	33.0	8.2	fav
Gains (losses) on sale of property and other assets	1.1	0.3	fav	1.5	(1.4)	fav
Impairment losses	(0.9)	(1.4)	(36)	(3.0)	(2.5)	20
Share in earnings of equity affiliates	0.3	0.1	fav	0.8	0.4	100
Royalty income	1.9	1.3	46	5.1	2.5	fav
Other gains (losses)	0.4	1.5	(73)	0.6	2.7	(78)
Other operating income (expense)	$(2.4)	(0.5)	unfav	$(2.7)	(3.4)	(21)
Other operating income (expense) was a $2.4 million expense in the second quarter of 2022 versus a $0.5 million expense in the prior year period. The change from the prior year period was primarily due to lower net losses from foreign currency items in the current period.

Other operating income (expense) was a $2.7 million expense in the first six months of 2022 versus a $3.4 million expense in the prior year period. The change from the prior year period was primarily due to lower net losses from foreign currency items in the current period.

Nonoperating Income and Expense
Interest expense

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2022	2021	change	2022	2021	change
Interest expense	$32.4	28.2	15	$60.3	55.4	9

Interest expense was higher in the second quarter and first six months of 2022 primarily due to higher borrowing levels related to the $200 million in share repurchases completed over the prior twelve months.

Interest and other nonoperating income (expense)

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2022	2021	change	2022	2021	change
Interest income	$5.5	2.6	fav	$8.9	4.7	89
Gain (loss) on equity securities	(0.1)	10.8	unfav	(0.4)	14.2	unfav
Foreign currency transaction gains (losses)	1.6	—	100	2.3	(0.1)	fav
Retirement benefit cost other than service cost	(3.2)	(8.7)	(63)	(8.0)	(18.3)	(56)
G4S indemnification asset adjustment(a)	—	0.5	(100)	—	0.5	(100)
Penalties and interest on non-income taxes(b)	—	(1.7)	(100)	—	(1.7)	(100)
Non-income taxes on intercompany billings(c)	0.5	(0.6)	fav	(1.3)	(1.3)	—
Earn-out liability adjustment(d)	—	1.3	(100)	—	1.3	(100)
Other	(0.9)	0.4	unfav	0.6	(0.2)	fav
Interest and other nonoperating income (expense)	$3.4	4.6	(26)	$2.1	(0.9)	fav

(a)Adjustment to indemnification asset related to business operations acquired from G4S.
(b)Represents penalties and interest on non-income taxes that have not yet been paid.
(c)Certain of our Latin American subsidiaries incur non-income taxes related to the billing of intercompany charges. These intercompany charges do not impact the Latin America segment results and are eliminated in our consolidation.
(d)Adjustment to the liability for contingent consideration pertaining to a 2019 business acquisition.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Continuing operations
Provision (benefit) for income taxes (in millions)	$29.3	22.7	$(11.8)	36.3
Effective tax rate	43.4%	45.7%	(11.7%)	46.1%

Valuation Allowance-Tax Credits
In the first quarter of 2022, we concluded that it is more likely than not that a substantial amount of the U.S. deferred tax assets for U.S. foreign tax credit and general business credit carryforwards that previously required a valuation allowance would be realized. Our conclusion was based upon an analysis of the final foreign tax credit regulations that the U.S. Treasury published in the Federal Register on January 4, 2022. Based upon this analysis, we determined a significant amount of the post-2021 foreign withholding taxes will now be ineligible for U.S. foreign income tax credit treatment and therefore we are forecasting that Brink’s U.S. operations will no longer annually be generating new foreign tax credits in excess of its annual foreign tax credit utilization limit. As a result, we expect to be able to utilize a substantial amount of our foreign tax credit and general business tax credit carryforwards to offset future tax prior to their expiration. Accordingly, as a result of the law change, we reversed a substantial amount of our valuation allowance on our net U.S. deferred tax assets, resulting in a $55.0 million benefit in our provision for income taxes for the period ended June 30, 2022. Due to the novel approach that the final regulations impose, it is possible that further developments in foreign country or U.S. tax laws could occur and may require us to change our assessment of the ultimate amounts we consider more-likely-than-not to be realized.

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

Noncontrolling Interests

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2022	2021	change	2022	2021	change
Net income attributable to noncontrolling interests	$3.0	3.0	—	$5.9	5.7	4

The net income attributable to noncontrolling interests in the three months and six months ended June 30, 2022 is consistent with the net income attributable to noncontrolling interests in the three months and six months ended June 30, 2021.

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

	YTD '22			YTD '21
(In millions, except for percentages)	Pre-tax income	Income taxes	Effective tax rate	Pre-tax income	Income taxes	Effective tax rate
Effective Income Tax Rate(a)
GAAP	$100.7	(11.8)	(11.7)%	$78.7	36.3	46.1%
Retirement plans(d)	4.9	1.4		13.1	3.7
Reorganization and restructuring(b)	14.4	2.3		21.7	5.3
Acquisitions and dispositions(b)	28.9	1.8		39.0	2.2
Argentina highly inflationary impact(b)	16.6	(0.5)		6.5	(0.6)
Change in allowance estimate(b)	16.3	3.9		—	—
Valuation allowance on tax credits(e)	—	55.0		—	—
Chile antitrust matter(b)	0.8	0.2		—	—
Internal loss(b)	—	—		(1.7)	(0.7)
Income tax rate adjustment(c)	—	7.0		—	6.6
Non-GAAP	$182.6	59.3	32.5%	$157.3	52.8	33.6%

Amounts may not add due to rounding.

(a)From continuing operations.
(b)See “Other Items Not Allocated To Segments” on pages 43–44 for details. We do not consider these items to be reflective of our operating performance as they result from events and circumstances that are not a part of our core business.
(c)Non-GAAP income from continuing operations and non-GAAP EPS have been adjusted to reflect an effective income tax rate in each interim period equal to the full-year non-GAAP effective income tax rate. The full-year non-GAAP effective tax rate is estimated at 32.5% for 2022 and was 33.6% for 2021.
(d)Our U.S. retirement plans are frozen and costs related to these plans are excluded from non-GAAP results. Certain non-U.S. operations also have retirement plans. Settlement charges and curtailment gains related to these non-U.S. plans and costs related to our frozen non-U.S. retirement plans are also excluded from non-GAAP results.
(e)In the first quarter of 2022, we released a portion of our valuation allowance on certain U.S. deferred tax assets primarily related to foreign tax credit carryforward attributes. The valuation allowance release was due to new foreign tax credit regulations published by the U.S. Treasury in January 2022.

Non-GAAP Results Reconciled to GAAP

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for percentages and per share amounts)	2022	2021	2022	2021
Revenues:
GAAP	$1,133.9	1,048.8	$2,207.9	2,026.5
Non-GAAP	$1,133.9	1,048.8	$2,207.9	2,026.5

Operating profit:
GAAP	$96.5	73.3	$158.9	135.0
Reorganization and restructuring(b)	2.7	15.1	14.4	21.7
Acquisitions and dispositions(b)	15.4	20.5	30.6	39.2
Argentina highly inflationary impact(b)	9.0	2.6	15.1	6.5
Change in allowance estimate(b)	(0.4)	—	16.3	—
Chile antitrust matter(b)	0.8	—	0.8	—
Internal loss(b)	—	(0.9)	—	(1.7)
Non-GAAP	$124.0	110.6	$236.1	200.7

Operating margin:
GAAP margin	8.5%	7.0%	7.2%	6.7%
Non-GAAP margin	10.9%	10.5%	10.7%	9.9%

Interest expense:
GAAP	$(32.4)	(28.2)	$(60.3)	(55.4)
Acquisitions and dispositions(b)	0.3	0.5	0.7	0.8
Non-GAAP	$(32.1)	(27.7)	$(59.6)	(54.6)

Interest and other nonoperating income (expense):
GAAP	$3.4	4.6	$2.1	(0.9)
Retirement plans(d)	1.8	6.7	4.9	13.1
Acquisitions and dispositions(b)	(1.7)	(1.2)	(2.4)	(1.0)
Argentina highly inflationary impact(b)	0.9	—	1.5	—
Non-GAAP	$4.4	10.1	$6.1	11.2

Provision (benefit) for income taxes:
GAAP	$29.3	22.7	$(11.8)	36.3
Retirement plans(d)	0.7	1.8	1.4	3.7
Reorganization and restructuring(b)	1.1	3.7	2.3	5.3
Acquisitions and dispositions(b)	1.0	1.7	1.8	2.2
Argentina highly inflationary impact(b)	(0.3)	(0.3)	(0.5)	(0.6)
Change in allowance estimate(b)	(0.1)	—	3.9	—
Valuation allowance on tax credits(e)	(3.3)	—	55.0	—
Chile antitrust matter(b)	0.2	—	0.2	—
Internal loss(b)	—	(0.3)	—	(0.7)
Income tax rate adjustment(c)	2.7	1.9	7.0	6.6
Non-GAAP	$31.3	31.2	$59.3	52.8

Net income (loss) attributable to noncontrolling interests:
GAAP	$3.0	3.0	$5.9	5.7
Retirement plans(d)	0.1	—	0.1	—
Reorganization and restructuring(b)	—	0.4	—	0.5
Acquisitions and dispositions(b)	0.2	(0.1)	0.5	0.4
Income tax rate adjustment(c)	(0.1)	0.4	(0.5)	(0.3)
Non-GAAP	$3.2	3.7	$6.0	6.3

Amounts may not add due to rounding.

See page 49 for footnote explanations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for percentages and per share amounts)	2022	2021	2022	2021
Income (loss) from continuing operations attributable to Brink's:
GAAP	$35.2	24.0	$106.6	36.7
Retirement plans(d)	1.0	4.9	3.4	9.4
Reorganization and restructuring(b)	1.6	11.0	12.1	15.9
Acquisitions and dispositions(b)	12.8	18.2	26.6	36.4
Argentina highly inflationary impact(b)	10.2	2.9	17.1	7.1
Change in allowance estimate(b)	(0.3)	—	12.4	—
Valuation allowance on tax credits(e)	3.3	—	(55.0)	—
Chile antitrust matter(b)	0.6	—	0.6	—
Internal loss(b)	—	(0.6)	—	(1.0)
Income tax rate adjustment(c)	(2.6)	(2.3)	(6.5)	(6.3)
Non-GAAP	$61.8	58.1	$117.3	98.2

Diluted EPS:
GAAP	$0.73	0.47	$2.22	0.73
Retirement plans(d)	0.02	0.10	0.07	0.19
Reorganization and restructuring(b)	0.03	0.22	0.25	0.32
Acquisitions and dispositions(b)	0.27	0.36	0.55	0.72
Argentina highly inflationary impact(b)	0.21	0.06	0.36	0.14
Change in allowance estimate(b)	(0.01)	—	0.26	—
Valuation allowance on tax credits(e)	0.07	—	(1.15)	—
Chile antitrust matter(b)	0.01	—	0.01	—
Internal loss(b)	—	(0.01)	—	(0.02)
Income tax rate adjustment(c)	(0.05)	(0.05)	(0.14)	(0.13)
Non-GAAP	$1.29	1.15	$2.44	1.94

Amounts may not add due to rounding.

See page 49 for footnote explanations.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows from operating activities decreased by $39.9 million in the first six months of 2022 as compared to the first six months of 2021. Cash used for investing activities decreased by $277.4 million in the first six months of 2022 compared to the first six months of 2021. We financed our liquidity needs in the first six months of 2022 with existing cash and cash flows from long-term debt.

Operating Activities

	Six Months Ended June 30,		$
(In millions)	2022	2021	change
Cash flows from operating activities
Operating activities - GAAP	$41.1	81.0	(39.9)
(Increase) decrease in restricted cash held for customers	(3.5)	36.3	(39.8)
(Increase) decrease in certain customer obligations(a)	(5.3)	(8.3)	3.0
G4S intercompany payments	—	2.6	(2.6)
Operating activities - non-GAAP	$32.3	111.6	(79.3)

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

GAAP
Cash flows from operating activities decreased by $39.9 million in the first six months of 2022 compared to the same period in 2021. The decrease was attributed to working capital changes, higher amounts paid for income taxes (we had $70.5 million in cash payments for taxes in 2022 as compared to $38.9 million in 2021) and changes in customer obligations related to certain of our secure cash management services operations (certain customer obligations increased by $5.3 million in 2022 compared to an increase of $8.3 million in 2021), offset by restricted cash held for customers (restricted cash held for customers increased by $3.5 million in 2022 compared to a decrease of $36.3 million in 2021) and higher operating profit.

Non-GAAP
Non-GAAP cash flows from operating activities decreased by $79.3 million in the first six months of 2022 as compared to the same period in 2021. The decrease was attributed to working capital changes and higher amounts paid for income taxes, offset by higher operating profit.

Investing Activities

	Six Months Ended June 30,		$
(In millions)	2022	2021	change
Cash flows from investing activities
Capital expenditures	$(83.4)	(73.2)	(10.2)
Acquisitions, net of cash acquired	(14.0)	(310.2)	296.2
Marketable securities:
Purchases	(0.5)	—	(0.5)
Sales	1.1	0.9	0.2
Proceeds from sale of property and equipment	2.0	3.4	(1.4)
Acquisition of customer contracts	—	(0.8)	0.8
Net change in loans held for investment	(7.7)	—	(7.7)
Investing activities	$(102.5)	(379.9)	277.4

Cash used by investing activities decreased by $277.4 million in the first six months of 2022 versus the first six months of 2021. The decrease was primarily due to decreased payments related to the G4S and PAI acquisitions in 2021.

Capital expenditures and depreciation and amortization were as follows:

	Six Months Ended June 30,		$	Full Year
(In millions)	2022	2021	change	2021
Property and equipment acquired during the period
Capital expenditures:(a)
North America	$18.9	17.0	1.9	40.4
Latin America	23.2	18.6	4.6	45.0
Europe	22.9	23.3	(0.4)	50.6
Rest of World	16.4	12.2	4.2	26.0
Corporate	2.0	2.1	(0.1)	5.9
Capital expenditures - GAAP and non-GAAP	$83.4	73.2	10.2	167.9

Financing leases:(b)
North America	$16.0	23.6	(7.6)	50.6
Latin America	7.3	3.7	3.6	14.2
Europe	16.0	17.1	(1.1)	20.6
Rest of World	0.3	—	0.3	0.5
Financing leases - GAAP and non-GAAP	$39.6	44.4	(4.8)	85.9

Total:
North America	$34.9	40.6	(5.7)	91.0
Latin America	30.5	22.3	8.2	59.2
Europe	38.9	40.4	(1.5)	71.2
Rest of World	16.7	12.2	4.5	26.5
Corporate	2.0	2.1	(0.1)	5.9
Total property and equipment acquired	$123.0	117.6	5.4	253.8

Depreciation and amortization(a)
North America	$34.3	33.2	1.1	68.7
Latin America	24.6	22.3	2.3	46.2
Europe	19.6	20.5	(0.9)	41.4
Rest of World	11.9	11.8	0.1	23.2
Corporate	4.4	4.8	(0.4)	9.7
Depreciation and amortization - non-GAAP	$94.8	92.6	2.2	189.2
Argentina highly inflationary impact	1.3	1.0	0.3	2.2
Reorganization and Restructuring	—	0.2	(0.2)	0.3
Acquisitions and dispositions	—	0.1	(0.1)	0.1
Amortization of intangible assets	25.2	22.6	2.6	47.7
Depreciation and amortization - GAAP	$121.3	116.5	4.8	239.5

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

Our reinvestment ratio, which we define as the annual amount of property and equipment acquired during the period divided by the annual amount of depreciation, was 1.4 for the 12 months ending June 30, 2022 compared to 1.1 for the 12 months ending June 30, 2021.

Capital expenditures in the first six months of 2022 were primarily for information technology, cash devices, armored vehicles and machinery and equipment.

Financing Activities

	Six Months Ended June 30,		$
(In millions)	2022	2021	change
Cash flows from financing activities
Borrowings and repayments:
Short-term borrowings	$4.5	0.3	4.2
Long-term revolving credit facilities, net	(0.3)	387.8	(388.1)
Other long-term debt, net	170.7	(56.6)	227.3
Borrowings (repayments)	174.9	331.5	(156.6)

Debt financing costs	(5.5)	(0.3)	(5.2)
Dividends to:
Shareholders of Brink’s	(18.9)	(17.4)	(1.5)
Noncontrolling interests in subsidiaries	(2.8)	(1.5)	(1.3)
Acquisition-related financing activities:
Settlement of acquisition related contingencies	(2.5)	6.2	(8.7)
Payment of acquisition-related obligation	—	(2.9)	2.9
Proceeds from exercise of stock options	—	2.3	(2.3)
Tax withholdings associated with share-based compensation	(10.2)	(5.2)	(5.0)
Other	1.5	1.7	(0.2)
Financing activities	$136.5	314.4	(177.9)

Debt borrowings and repayments
Cash flows from financing activities decreased by $177.9 million in the first six months of 2022 compared to the first six months of 2021 as net borrowings decreased compared to the prior six month period.

Dividends
We paid dividends to Brink’s shareholders of $0.40 per share or $18.9 million in the first six months of 2022 compared to $0.35 per share or $17.4 million in the first six months of 2021. Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the Board of Directors.

Reconciliation of Net Debt to U.S. GAAP Measures

	June 30,	December 31,
(In millions)	2022	2021
Debt:
Short-term borrowings	$14.0	9.8
Long-term debt	3,145.1	2,956.9
Total Debt	3,159.1	2,966.7

Less:
Cash and cash equivalents	743.3	710.3
Amounts held by Cash Management Services operations(a)	(40.0)	(34.7)
Cash and cash equivalents available for general corporate purposes	703.3	675.6

Net Debt(b)	$2,455.8	2,291.1
(a)Title to cash received and processed in certain of our secure Cash Management Services operations transfers to us for a short period of time. The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources and in our computation of Net Debt.
(b)Included within Net Debt is net cash from our Argentina operations of $68 million at June 30, 2022 and $54 million at December 31, 2021 (see Note 1 to the condensed consolidated financial statements for a discussion of currency controls in Argentina).

Net Debt is a supplemental non-GAAP financial measure that is not required by or presented in accordance with GAAP. We use Net Debt as a measure of our financial leverage. We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage. Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our condensed consolidated balance sheets. Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP, as of June 30, 2022, and December 31, 2021.

Net Debt increased by $165 million primarily to fund corporate purposes and other working capital needs.

Liquidity Needs
Our liquidity needs include not only the working capital requirements of our operations but also investments in our operations, business development activities, payments on outstanding debt, dividend payments and share repurchases.

Our liquidity needs are typically financed by cash from operations, short-term debt and the available borrowing capacity under our Revolving Credit Facility (our debt facilities are described in more detail in Note 9 to the condensed consolidated financial statements, including certain limitations and considerations related to the cash and borrowing capacity). As of June 30, 2022, $510 million was available under the Revolving Credit Facility. Based on our current cash on hand, cash generated from operations, and amounts available under our credit facilities, we believe that we will be able to meet our liquidity needs for the next 12 months.

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

At June 30, 2022, $250 million remained available under the 2021 Repurchase Program.

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
•Addition of new participants (historically immaterial due to freezing of pension benefits and exit from coal business)
•Mortality rates
•Change in laws

Funded Status of U.S. Retirement Plans
	Actual	Actual	Projected
(In millions)	2021	First Half 2022	2nd Half 2022	2023	2024	2025	2026

Primary U.S. pension plan
Beginning funded status	$(151.1)	(65.8)	(52.7)	(42.6)	(18.2)	8.8	38.6
Net periodic pension credit(a)	26.5	13.1	12.9	27.1	29.5	31.1	32.3
Benefit plan experience gain (loss)	58.8	—	(2.8)	(2.7)	(2.5)	(1.3)	(1.6)
Ending funded status	$(65.8)	(52.7)	(42.6)	(18.2)	8.8	38.6	69.3

UMWA plans
Beginning funded status	$(272.1)	(219.4)	(216.4)	(216.5)	(214.7)	(213.6)	(213.3)
Net periodic postretirement cost(a)	2.5	1.3	1.6	1.8	1.1	0.3	(0.4)
Benefit plan experience gain	50.2	—	—	—	—	—	—
Other	—	1.7	(1.7)	—	—	—	—
Ending funded status	$(219.4)	(216.4)	(216.5)	(214.7)	(213.6)	(213.3)	(213.7)

Black lung plans
Beginning funded status	$(105.0)	(101.3)	(98.2)	(94.1)	(87.3)	(80.9)	(75.0)
Net periodic postretirement cost(a)	(2.3)	(1.3)	(1.4)	(2.4)	(2.2)	(2.1)	(1.9)
Payment from Brink’s	7.9	4.4	5.5	9.2	8.6	8.0	7.4
Benefit plan experience loss	(1.9)	—	—	—	—	—	—
Ending funded status	$(101.3)	(98.2)	(94.1)	(87.3)	(80.9)	(75.0)	(69.5)

(a)Excludes amounts reclassified from accumulated other comprehensive income (loss).

Primary U.S. Pension Plan
Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement. We did not make cash contributions to the primary U.S. pension plan in 2021 or the first six months of 2022. There are approximately 10,800 beneficiaries in the plan.

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

Summary of Expenses Related to All U.S. Retirement Liabilities through 2026

This table summarizes actual and projected expense related to U.S. retirement liabilities.

	Actual	Actual	Projected
(In millions)	2021	First Half 2022	2nd Half 2022	FY2022	2023	2024	2025	2026
Primary U.S. pension plan	$7.4	(1.1)	(0.8)	(1.9)	(6.5)	(13.8)	(18.1)	(21.1)
UMWA plans	10.3	1.7	0.8	2.5	5.1	5.2	5.4	10.4
Black lung plans	10.9	4.9	4.9	9.8	9.4	8.8	8.1	7.5
Total	$28.6	5.5	4.9	10.4	8.0	0.2	(4.6)	(3.2)

Summary of Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants through 2026

This table summarizes actual and projected payments from Brink’s to U.S. retirement plans and from the plans to participants.

	Actual	Actual	Projected
(In millions)	2021	First Half 2022	2nd Half 2022	FY2022	2023	2024	2025	2026
Payments from Brink’s to U.S. Plans
Black lung plans	$7.9	4.4	5.5	9.9	9.2	8.6	8.0	7.4
Total	$7.9	4.4	5.5	9.9	9.2	8.6	8.0	7.4

Payments from U.S. Plans to participants
Primary U.S. pension plan	$46.3	22.2	25.2	47.4	47.4	47.3	47.2	47.2
UMWA plans	22.9	11.3	15.3	26.6	26.5	26.2	26.0	25.6
Black lung plans	7.9	4.4	5.5	9.9	9.2	8.6	8.0	7.4
Total	$77.1	37.9	46.0	83.9	83.1	82.1	81.2	80.2

Contingent Matters
See Note 14 to the condensed consolidated financial statements for information about contingent matters at June 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We serve customers in more than 100 countries, including 53 countries where we operate subsidiaries. These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program. Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the six months ended June 30, 2022.

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
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information
This document contains both historical and forward-looking information. Words such as “anticipates,” “assumes,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “potential,” “believes,” “could,” “may,” “should” and similar expressions may identify forward looking information. Forward-looking information in this document includes, but is not limited to, statements concerning: the impact of the ongoing COVID-19 pandemic on our business, employees, customers, operating results and financial position; difficulty in repatriating cash; continued strengthening of the U.S. dollar; anticipated costs of our reorganization and restructuring activities; our ability to consummate acquisitions and integrate their operations successfully; collection of receivables related to the internal loss in the U.S. global services operations; support for our Venezuela business; changes in allowance calculation methods; the impact of foreign currency forward and swap contracts; our effective tax rate; the ability to meet liquidity needs; expenses and payouts for the U.S. retirement plans and the funded status of the primary pension plan; expected liability for and future contributions to the UMWA plans; liability for black lung obligations; the effect of pending legal matters, including the Chile antitrust matter; the impacts of the operating environment in Argentina; and expected future payments under contractual obligations. Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which are difficult to quantify and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

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
•our ability to maintain an effective IT infrastructure and safeguard confidential information, including from a cybersecurity incident;
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about common stock repurchases by the Company during the quarter ended June 30, 2022:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1 through
April 30, 2022	546,993	(1)	546,993	$250,000,000

May 1 through
May 31, 2022	—	—	—	250,000,000

June 1 through
June 30, 2022	—	—	—	250,000,000

(1)In the fourth quarter of 2021, we entered into an accelerated share repurchase arrangement ('ASR") to purchase $150 million of the Company's common stock and we received 1,742,160 shares in November 2021. In April 2022, the purchase period for this ASR was subsequently terminated early and an additional 546,993 shares were delivered. In total, 2,289,153 shares were repurchased under this ASR at the average price of $65.53 per share.

Item 6.  Exhibits

Exhibit
Number

10.1	Change in Control Plan, effective March 1, 2022. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 11, 2022.

10.2
Fifth Amendment to Loan Documents, dated as of June 23, 2022, by and among the Company, the subsidiaries of the Company party thereto, with Bank of America, N.A. as administrative agent and the lenders part thereto. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2022.

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

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2022, furnished in Inline eXtensible Business Reporting Language (iXBRL)). The instance document does not appear in the interactive data file because its iXBRL tags are embedded within the iXBRL document.

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets at June 30, 2022, and December 31, 2021, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2022 and 2021, (iv) the Condensed Consolidated Statements of Equity for the six months ended June 30, 2022 and 2021, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 and (vi) the Notes to the Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

August 3, 2022	By: /s/ Ronald J. Domanico
Ronald J. Domanico
(Executive Vice President and
Chief Financial Officer)
(principal financial officer)