Form 10-Q
period 2022-09-30
BRINKS CO
filed 2022-10-26
CIK 78890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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
Yes  ☐ No  ☒
As of October 21, 2022, 46,449,606 shares of $1 par value common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements
THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)

(In millions, except for per share amounts)	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,019.0	710.3
Restricted cash	329.9	376.4
Accounts receivable, net	787.7	701.8
Prepaid expenses and other	310.1	211.0
Total current assets	2,446.7	1,999.5

Right-of-use assets, net	293.4	299.1
Property and equipment, net	844.8	865.6
Goodwill	1,342.2	1,411.7
Other intangibles	447.3	491.2
Deferred tax assets, net	276.5	239.4
Other	282.5	260.2

Total assets	$5,933.4	5,566.7

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	$20.7	9.8
Current maturities of long-term debt	81.8	115.2
Accounts payable	193.5	211.2
Accrued liabilities	888.3	877.3
Restricted cash held for customers	163.6	215.5
Total current liabilities	1,347.9	1,429.0

Long-term debt	3,269.2	2,841.7
Accrued pension costs	187.7	219.3
Retirement benefits other than pensions	315.6	322.2
Lease liabilities	240.1	241.8
Deferred tax liabilities	47.6	49.2
Other	206.1	210.9
Total liabilities	5,614.2	5,314.1

Commitments and contingent liabilities (notes 4, 8 and 14)

Equity:
The Brink's Company ("Brink's") shareholders:
Common stock, par value $1 per share:
Shares authorized: 100.0
Shares issued and outstanding: 2022 - 46.7; 2021 - 47.4	46.7	47.4
Capital in excess of par value	677.4	670.6
Retained earnings	399.2	312.9
Accumulated other comprehensive loss	(920.6)	(907.9)
Brink’s shareholders	202.7	123.0

Noncontrolling interests	116.5	129.6

Total equity	319.2	252.6

Total liabilities and equity	$5,933.4	5,566.7
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for per share amounts)	2022	2021	2022	2021

Revenues	$1,136.7	1,075.5	$3,344.6	3,102.0

Costs and expenses:
Cost of revenues	880.7	837.6	2,587.9	2,415.6
Selling, general and administrative expenses	180.8	161.9	519.9	472.0
Total costs and expenses	1,061.5	999.5	3,107.8	2,887.6
Other operating income (expense)	(15.7)	(1.8)	(18.4)	(5.2)

Operating profit	59.5	74.2	218.4	209.2

Interest expense	(34.7)	(27.6)	(95.0)	(83.0)
Interest and other nonoperating income (expense)	6.3	(0.7)	8.4	(1.6)
Income from continuing operations before tax	31.1	45.9	131.8	124.6
Provision (benefit) for income taxes	8.5	22.9	(3.3)	59.2

Income from continuing operations	22.6	23.0	135.1	65.4

Loss from discontinued operations, net of tax	—	—	(0.2)	(0.1)

Net income	22.6	23.0	134.9	65.3
Less net income attributable to noncontrolling interests	3.4	4.0	9.3	9.7

Net income attributable to Brink’s	19.2	19.0	125.6	55.6

Amounts attributable to Brink’s
Continuing operations	19.2	19.0	125.8	55.7
Discontinued operations	—	—	(0.2)	(0.1)

Net income attributable to Brink’s	$19.2	19.0	$125.6	55.6

Income per share attributable to Brink’s common shareholders(a):
Basic:
Continuing operations	$0.41	0.38	$2.65	1.12
Net income	$0.41	0.38	$2.64	1.12

Diluted:
Continuing operations	$0.41	0.38	$2.63	1.11
Net income	$0.40	0.38	$2.62	1.10

Weighted-average shares
Basic	47.4	49.8	47.5	49.9
Diluted	47.5	50.3	47.9	50.4

Cash dividends paid per common share	$0.20	0.20	$0.60	0.55
(a)   Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021

Net income	$22.6	23.0	$134.9	65.3

Benefit plan adjustments:
Benefit plan actuarial gains	10.1	23.0	33.3	37.4
Benefit plan prior service costs	(1.3)	(1.2)	(3.8)	(3.0)
Deferred profit sharing	—	(0.5)	—	(0.5)
Total benefit plan adjustments	8.8	21.3	29.5	33.9

Foreign currency translation adjustments	(42.2)	(41.2)	(72.7)	(49.3)
Unrealized net gain on available-for-sale securities	0.7	—	—	—
Gains on cash flow hedges	12.2	2.9	37.4	12.8
Other comprehensive loss before tax	(20.5)	(17.0)	(5.8)	(2.6)
Provision for income taxes	12.6	7.4	17.5	15.1

Other comprehensive loss	(33.1)	(24.4)	(23.3)	(17.7)

Comprehensive income (loss)	(10.5)	(1.4)	111.6	47.6
Less comprehensive income (loss) attributable to noncontrolling interests	(0.6)	2.7	(1.2)	6.6

Comprehensive income (loss) attributable to Brink's	$(9.9)	(4.1)	$112.8	41.0
See accompanying notes to condensed consolidated financial statements.

THE BRINK’S COMPANY
and subsidiaries

Condensed Consolidated Statements of Equity
(Unaudited)

	Nine Months ended September 30, 2022
(In millions)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	AOCI*	Noncontrolling Interests	Total
Balance as of December 31, 2021	47.4	$47.4	670.6	312.9	(907.9)	129.6	252.6
Net income	—	—	—	71.3	—	2.9	74.2
Other comprehensive income (loss)	—	—	—	—	50.9	(1.5)	49.4
Dividends to:
Brink’s common shareholders ($0.20 per share)	—	—	—	(9.5)	—	—	(9.5)
Noncontrolling interests	—	—	—	—	—	(1.2)	(1.2)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	7.1	—	—	—	7.1
Other share-based benefit transactions	0.2	0.2	(3.0)	—	—	—	(2.8)
Balance as of March 31, 2022	47.6	$47.6	674.7	374.7	(857.0)	129.8	369.8
Net income	—	—	—	35.1	—	3.0	38.1
Other comprehensive loss	—	—	—	—	(34.6)	(5.0)	(39.6)
Shares repurchased	(0.5)	(0.5)	(8.0)	8.5	—	—	—
Dividends to:
Brink’s common shareholders ($0.20 per share)	—	—	—	(9.4)	—	—	(9.4)
Noncontrolling interests	—	—	—	—	—	(1.6)	(1.6)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	14.9	—	—	—	14.9
Other share-based benefit transactions	0.1	0.1	(5.5)	(0.1)	—	—	(5.5)
Balance as of June 30, 2022	47.2	$47.2	676.1	408.8	(891.6)	126.2	366.7
Net income	—	—	—	19.2	—	3.4	22.6
Other comprehensive loss	—	—	—	—	(29.1)	(4.0)	(33.1)
Shares repurchased(a)	(0.5)	(0.5)	(10.7)	(19.3)	—	—	(30.5)
Dividends to:
Brink’s common shareholders ($0.20 per share)	—	—	—	(9.4)	—	—	(9.4)
Noncontrolling interests	—	—	—	—	—	(4.1)	(4.1)
Share-based compensation:
Stock awards and options:
Compensation expense	—	—	14.3	—	—	—	14.3
Other share-based benefit transactions	—	—	0.4	(0.1)	—	—	0.3
Capital contributions from noncontrolling interest	—	—	—	—	—	0.1	0.1
Acquisitions of noncontrolling interests	—	—	(2.7)	—	0.1	(5.2)	(7.8)
Acquisitions with noncontrolling interests	—	—	—	—	—	0.1	0.1
Balance as of September 30, 2022	46.7	$46.7	677.4	399.2	(920.6)	116.5	319.2

(a)During the third quarter ended September 30, 2022, we repurchased a total of 501,560 shares of our common stock for an aggregate of $27.3 million in cash. On the last two days of September 2022, our agent broker purchased additional shares of our common stock in the open market. We are obligated to pay $3.2 million to repurchase those shares and, as of September 30, 2022, this obligation has been reported as a current liability and a corresponding reduction to equity in our condensed consolidated financial statements. See Note 12 for further details.

* Accumulated other comprehensive income (loss)

Condensed Consolidated Statements of Equity, continued
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

THE BRINK’S COMPANY
and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2022	2021
Cash flows from operating activities:
Net income	$134.9	65.3
Adjustments to reconcile net income to net cash used by operating activities:
Loss from discontinued operations, net of tax	0.2	0.1
Depreciation and amortization	179.9	178.1
Share-based compensation expense	36.3	27.9
Deferred income taxes	(57.3)	(6.2)
(Gain) loss on sale of property, equipment and marketable securities	0.8	(16.3)
Impairment losses	7.9	7.5
Retirement benefit funding (more) less than expense:
Pension	(4.7)	7.9
Other than pension	2.8	9.9
Remeasurement losses due to Argentina currency devaluations	24.4	6.6
Other operating	29.7	(4.4)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and income taxes receivable	(175.7)	(52.0)
Accounts payable, income taxes payable and accrued liabilities	108.7	50.6
Restricted cash held for customers	(4.4)	12.7
Customer obligations	4.0	10.0
Prepaid and other current assets	(79.8)	(13.5)
Other	(7.2)	(10.6)
Net cash provided by operating activities	200.5	273.6
Cash flows from investing activities:
Capital expenditures	(131.5)	(113.7)
Acquisitions, net of cash acquired	(14.2)	(313.6)
Marketable securities:
Purchases	(18.3)	(2.7)
Sales	7.7	34.8
Cash proceeds from sale of property and equipment	3.3	5.7
Cash proceeds from settlement of cross currency swap	64.3	—
Net change in loans held for investment	(23.3)	—
Acquisition of customer contracts	—	(0.8)
Other	(0.1)	—
Net cash used by investing activities	(112.1)	(390.3)
Cash flows from financing activities:
Borrowings (repayments) of debt:
Short-term borrowings	11.5	(5.9)
Long-term revolving credit facilities:
Borrowings	5,036.1	1,899.2
Repayments	(4,819.1)	(1,493.4)
Other long-term debt:
Borrowings	213.2	2.9
Repayments	(63.7)	(87.3)
Acquisition of noncontrolling interest	(7.8)	—
Cash received from acquisition related settlements	—	6.3
Cash paid for acquisition related settlements and obligations	(2.8)	(3.9)
Debt financing costs	(5.5)	(0.4)
Repurchase shares of Brink's common stock	(27.3)	(50.0)
Dividends to:
Shareholders of Brink’s	(28.3)	(27.3)
Noncontrolling interests in subsidiaries	(6.9)	(5.0)
Proceeds from exercise of stock options	—	2.3
Tax withholdings associated with share-based compensation	(10.2)	(5.5)
Other	2.7	2.6
Net cash provided by financing activities	291.9	234.6
Effect of exchange rate changes on cash	(118.1)	(38.3)
Cash, cash equivalents and restricted cash:
Increase (decrease)	262.2	79.6
Balance at beginning of period	1,086.7	942.9
Balance at end of period	$1,348.9	1,022.5

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

In the first quarter of 2022, we further refined our global methodology of estimating the allowance for doubtful accounts. Our previous method to estimate currently expected credit losses in receivables (the allowance) was weighted significantly to a review of historical loss rates and specific identification of higher risk customer accounts. It also considered current and expected economic conditions, particularly the effects of the coronavirus (COVID-19) pandemic, in determining an appropriate allowance. As many of our regions begin to recover from the pandemic, we have re-assessed those earlier assumptions and estimates. Our updated method now also includes an estimated allowance for accounts receivable significantly past due in order to adjust for at-risk receivables not captured in our previous method. As part of the analysis under the updated estimation methodology, we noted an increase in accounts receivable significantly past due, particularly in the U.S., and we recorded an additional allowance of $16.7 million in the first quarter of 2022. In the second and third quarters of 2022, the additional allowance was reduced by $0.7 million as a result of collections. Due to the fact that management has excluded this amount when evaluating internal performance, we have excluded it from segment results.

While most of our locations noted improved economics in 2021 and into the first nine months of 2022, our current estimates could be materially adversely affected in future periods by the COVID-19 pandemic. The COVID-19 pandemic began to have an adverse impact on our results of operations in the quarter ended March 31, 2020 as a result of reduced customer volumes, changes to our operating procedures and increases in our costs to provide services. We have taken and continue to take actions to adjust the way we operate and reduce our costs through restructuring activities and operational changes to address these impacts and align to future anticipated revenue levels.

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

Argentina
We operate in Argentina through wholly owned subsidiaries and a smaller controlled subsidiary (together "Brink's Argentina"). Revenues from Brink's Argentina represented approximately 5% of our consolidated revenues for the first nine months of 2022 and 4% of our consolidated revenues for the first nine months of 2021.

The operating environment in Argentina continues to present business challenges, including ongoing devaluation of the Argentine peso and significant inflation. In the first nine months of 2022 and 2021, the Argentine peso declined approximately 30% (from 103.1 to 147.1 pesos to the U.S. dollar) and approximately 15% (from 84.0 to 99.0 pesos to the U.S. dollar), respectively. For the year ended December 31, 2021, the Argentine peso declined approximately 19% (from 84.0 to 103.1 pesos to the U.S. dollar).

Beginning July 1, 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, we consolidated Brink's Argentina using our accounting policy for subsidiaries operating in highly inflationary economies beginning with the third quarter of 2018. Argentine peso-denominated monetary assets and liabilities are remeasured at each balance sheet date using the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In the first nine months of 2022, we recognized a $24.4 million pretax remeasurement loss. In the first nine months of 2021, we recognized a $6.6 million pretax remeasurement loss.

At September 30, 2022, Argentina's economy remains highly inflationary for accounting purposes. At September 30, 2022, we had net monetary assets denominated in Argentine pesos of $62.0 million (including cash of $66.4 million). At September 30, 2022, we had net nonmonetary assets of $162.8 million (including $99.8 million of goodwill, $1.7 million in equity securities denominated in Argentine pesos and $21.0 million in debt securities denominated in Argentine pesos).

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

We have previously elected to use other market mechanisms to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms generally settle at rates that are less favorable than the rates at which we remeasure the financial statements of Brink’s Argentina. We did not have any such conversion losses in the nine months ended September 30, 2022 or September 30, 2021.
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

Goodwill
Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. We review goodwill for impairment annually, as of October 1, and whenever events or circumstances in interim periods indicate that it is more likely than not that an impairment may have occurred. Impairment indicators were reviewed as of September 30, 2022 and we concluded that there were no indicators that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We will continue to monitor results in future periods to determine whether any indicators of impairment exist that would cause us to perform an impairment review.

Restricted Cash
In France and Malaysia, we offer services to certain of our customers where we manage some or all of their cash supply chains. In connection with these offerings, we take temporary title to certain customers' cash, which is included as restricted cash in our financial statements due to customer agreement or regulation. In addition, in accordance with a revolving credit facility, as of September 30, 2022, we are required to maintain a restricted cash reserve of $22.5 million ($15.0 million at December 31, 2021) and, due to this contractual restriction, we have classified these amounts as restricted cash in our condensed consolidated balance sheet.

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

High-Value Services
Our high-value services leverage our brand, global infrastructure and core services and include cash management services, tech-enabled solutions (including digital retail solutions and ATM managed services), global services and payment services. We offer a variety of cash management services such as currency and coin counting and sorting, deposit preparation and reconciliation, as well as digital retail solutions that leverage Brink's-managed tech-enabled safes and software platforms (including our Brink’s Complete™ and CompuSafe® services). We provide ATM managed services for customers using Brink's-owned machines as well as machines owned by third parties. These comprehensive services for ATM management may include cash replenishment, replenishment forecasting, cash optimization, ATM remote monitoring, service call dispatching, transaction processing, installation services, and first and second line maintenance. Our global services business provides secure ground, sea and air transportation and storage of highly-valued commodities including diamonds, jewelry, precious metals and other valuables. We also provide payment services which include bill payment and processing services on behalf of utility companies and other service providers plus general purpose reloadable prepaid cards and payroll cards.

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

Revenue Disaggregated by Reportable Segment and Type of Service

(In millions)	Core Services	High-Value Services	Other Security Services	Total
Three months ended September 30, 2022

Reportable Segments:
North America	$198.7	201.9	—	400.6
Latin America	175.8	119.2	6.1	301.1
Europe	94.2	92.0	33.8	220.0
Rest of World	54.5	148.1	12.4	215.0
Total reportable segments	$523.2	561.2	52.3	1,136.7

Three months ended September 30, 2021

Reportable Segments:
North America	$178.1	182.6	—	360.7
Latin America	171.0	113.3	5.0	289.3
Europe	119.4	81.8	36.8	238.0
Rest of World	56.6	117.6	13.3	187.5
Total reportable segments	$525.1	495.3	55.1	1,075.5

Nine months ended September 30, 2022

Reportable Segments:
North America	$579.9	591.1	—	1,171.0
Latin America	528.3	352.6	17.8	898.7
Europe	298.1	269.2	101.5	668.8
Rest of World	162.6	405.7	37.8	606.1
Total reportable segments	$1,568.9	1,618.6	157.1	3,344.6

Nine months ended September 30, 2021

Reportable Segments:
North America	$534.0	500.6	—	1,034.6
Latin America	495.2	323.3	13.3	831.8
Europe	346.8	230.9	105.5	683.2
Rest of World	166.7	348.1	37.6	552.4
Total reportable segments	$1,542.7	1,402.9	156.4	3,102.0

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

Contract Balances
Contract Assets
Although payment terms and conditions can vary, for the majority of our customer contracts, we invoice for all of the services provided to the customer within a monthly period. For certain customer contracts, the timing of our performance may precede our right to invoice the customer for the total transaction price. For example, Brink's affiliates in certain countries, primarily in Latin America, negotiate annual price adjustments with certain customers and, once the price increases are finalized, the pricing changes are made retroactive to services provided in earlier periods. These retroactive pricing adjustments are estimated and recognized as revenue with a corresponding contract asset in the same period in which the related services are performed. As the estimate of the ultimate transaction price changes, we recognize a cumulative catch-up adjustment for the change in estimate. In our Rest of World segment, certain Brink's affiliates provide services to specific customers and, per contract, a portion of the consideration is retained by the customers until the contract is completed. The retention amounts are reported as contract assets until we have the right to bill the customer for these amounts. Contract assets expected to be collected within one year ($4.3 million at September 30, 2022) are included in prepaid expenses and other on the condensed consolidated balance sheet. Amounts not expected to be billed and collected within one year ($4.3 million at September 30, 2022) are reported in other assets on the condensed consolidated balance sheet.

Contract Liabilities
For other customer contracts, we may obtain the right to payment or receive customer payments prior to performing the related services under the contract. When the right to customer payments or receipt of payments precedes our performance, we recognize a contract liability, which is included in accrued liabilities on the condensed consolidated balance sheet.

The opening and closing balances of receivables, contract assets and contract liabilities related to contracts with customers are as follows:

(In millions)	Receivables	Contract Assets	Contract Liabilities

Opening (January 1, 2022)	$701.8	6.3	17.9
Closing (September 30, 2022)	787.7	8.6	13.9
Increase (decrease)	$85.9	2.3	(4.0)

The amount of revenue recognized in the nine months ended September 30, 2022 that was included in the January 1, 2022 contract liabilities balance was $15.0 million. This revenue consists of services provided to customers who had prepaid for those services prior to the current year.

Revenue recognized in the nine months ended September 30, 2022 from performance obligations satisfied in the prior year was not significant. This revenue is a result of changes in the transaction price of our contracts with customers.

Contract Costs
Sales commissions directly related to obtaining new contracts with customers are capitalized when incurred and are then amortized to expense ratably over the term of the contracts. At September 30, 2022, the net capitalized costs to obtain contracts was included in other assets on the condensed consolidated balance sheet. The capitalized amounts at September 30, 2022 and December 31, 2021 were $3.6 million and $2.0 million, respectively. The amortization expense in the first nine months of 2022 and 2021 was not significant in either period.

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

The following table summarizes our revenues and segment profit for each of our reportable segments and reconciles these amounts to consolidated revenues and operating profit:

	Revenues		Operating Profit
	Three Months Ended September 30,		Three Months Ended September 30,
(In millions)	2022	2021	2022	2021
Reportable Segments:
North America	$400.6	360.7	38.2	25.0
Latin America	301.1	289.3	66.5	64.6
Europe	220.0	238.0	25.9	28.1
Rest of World	215.0	187.5	48.3	31.9
Total reportable segments	1,136.7	1,075.5	178.9	149.6

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	—	—	(57.0)	(34.8)
Foreign currency transaction gains (losses)	—	—	3.6	1.4
Reconciliation of segment policies to GAAP(a)	—	—	1.3	(0.3)
Other items not allocated to segments:
Reorganization and Restructuring(b)	—	—	(19.6)	(14.0)
Acquisitions and dispositions(c)	—	—	(35.7)	(16.6)
Argentina highly inflationary impact(d)	—	—	(12.0)	(2.3)
Change in allowance estimate(e)	—	—	0.3	—
Chile antitrust matter(f)	—	—	(0.3)	(9.5)
Internal loss(g)	—	—	—	0.7
Total	$1,136.7	1,075.5	$59.5	74.2

	Revenues		Operating Profit
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Reportable Segments:
North America	$1,171.0	1,034.6	96.7	98.4
Latin America	898.7	831.8	194.2	180.4
Europe	668.8	683.2	63.1	57.4
Rest of World	606.1	552.4	120.9	94.2
Total reportable segments	3,344.6	3,102.0	474.9	430.4

Reconciling Items:
Corporate expenses:
General, administrative and other expenses	—	—	(125.4)	(103.4)
Foreign currency transaction gains (losses)	—	—	9.4	1.4
Reconciliation of segment policies to GAAP(a)	—	—	4.0	(11.8)
Other items not allocated to segments:
Reorganization and Restructuring(b)	—	—	(34.0)	(35.7)
Acquisitions and dispositions(c)	—	—	(66.3)	(55.8)
Argentina highly inflationary impact(d)	—	—	(27.1)	(8.8)
Change in allowance estimate(e)	—	—	(16.0)	—
Chile antitrust matter(f)	—	—	(1.1)	(9.5)
Internal loss(g)	—	—	—	2.4
Total	$3,344.6	3,102.0	$218.4	209.2

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
(e)Represents impact of a change in our methodology to estimate our allowance for doubtful accounts in the first quarter of 2022. See Note 1 and Note 10 for further details.
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

The components of net periodic pension cost for our pension plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
(In millions)	2022	2021	2022	2021	2022	2021

Three months ended September 30,

Service cost	$—	—	2.0	2.1	2.0	2.1
Interest cost on projected benefit obligation	5.8	5.3	3.2	3.0	9.0	8.3
Return on assets – expected	(12.1)	(11.8)	(3.2)	(3.1)	(15.3)	(14.9)
Amortization of losses	5.9	8.4	0.5	1.7	6.4	10.1
Amortization of prior service credit	—	—	(0.1)	—	(0.1)	—
Settlement loss	—	—	0.1	0.3	0.1	0.3
Net periodic pension cost	$(0.4)	1.9	2.5	4.0	2.1	5.9

Nine months ended September 30,

Service cost	$—	—	6.1	6.8	6.1	6.8
Interest cost on projected benefit obligation	17.2	15.9	9.8	9.0	27.0	24.9
Return on assets – expected	(36.5)	(35.5)	(9.5)	(9.3)	(46.0)	(44.8)
Amortization of losses	18.0	25.4	1.5	5.0	19.5	30.4
Amortization of prior service cost	—	—	(0.1)	(0.1)	(0.1)	(0.1)
Curtailment gain	—	—	—	(0.6)	—	(0.6)
Settlement loss	—	—	0.6	1.0	0.6	1.0
Net periodic pension cost	$(1.3)	5.8	8.4	11.8	7.1	17.6
We did not make cash contributions to the primary U.S. pension plan in 2021 or the first nine months of 2022. Based on current assumptions described in our Annual Report on Form 10-K for the year ended December 31, 2021, we do not expect to make contributions to the primary U.S. pension plan in the foreseeable future.

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

The components of net periodic postretirement cost related to retirement benefits other than pensions were as follows:

	UMWA Plans		Black Lung and Other Plans		Total
(In millions)	2022	2021	2022	2021	2022	2021

Three months ended September 30,

Interest cost on accumulated postretirement benefit obligations	$2.5	2.4	0.9	0.8	3.4	3.2
Return on assets – expected	(3.3)	(3.1)	—	—	(3.3)	(3.1)
Amortization of losses	2.4	4.3	1.8	2.3	4.2	6.6
Amortization of prior service cost	(1.2)	(1.2)	(0.1)	—	(1.3)	(1.2)
Net periodic postretirement cost	$0.4	2.4	2.6	3.1	3.0	5.5

Nine months ended September 30,

Service cost	$—	—	0.1	0.1	0.1	0.1
Interest cost on accumulated postretirement benefit obligations	7.8	7.3	2.7	2.4	10.5	9.7
Return on assets – expected	(9.9)	(9.2)	—	—	(9.9)	(9.2)
Amortization of losses	7.7	13.3	5.5	6.7	13.2	20.0
Amortization of prior service cost	(3.5)	(3.5)	(0.2)	(0.2)	(3.7)	(3.7)
Net periodic postretirement cost	$2.1	7.9	8.1	9.0	10.2	16.9
The components of net periodic pension cost and net periodic postretirement cost other than the service cost component are included in interest and other nonoperating income (expense) in the condensed consolidated statements of operations.

Note 5 - Income taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Continuing operations
Provision (benefit) for income taxes (in millions)	$8.5	22.9	$(3.3)	59.2
Effective tax rate	27.3%	49.9%	(2.5%)	47.5%

2022 Compared to U.S. Statutory Rate
The effective income tax rate on continuing operations in the first nine months of 2022 was less than the 21% U.S. statutory rate primarily due to the release of valuation allowances on U.S. tax credits deemed realizable as a result of the issuance of U.S. final foreign tax credit regulations, offset by the geographical mix of earnings, the seasonality of book losses for which no tax benefit can be recorded, nondeductible expenses in Mexico, taxes on cross border payments and U.S. taxable income limitations, and the characterization of a French business tax as an income tax.

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

Valuation Allowance-Tax Credits
In the first quarter of 2022, we concluded that it is more likely than not that a substantial amount of the U.S. deferred tax assets for U.S. foreign tax credit and general business credit carryforwards that previously required a valuation allowance would be realized. Our conclusion was based upon an analysis of the final foreign tax credit regulations that the U.S. Treasury published in the Federal Register on January 4, 2022. Based upon this analysis, we determined a significant amount of the post-2021 foreign withholding taxes will now be ineligible for U.S. foreign income tax credit treatment and therefore we are forecasting that our U.S. operations will no longer annually be generating new foreign tax credits in excess of its annual foreign tax credit utilization limit. As a result, we expect to be able to utilize a substantial amount of our foreign tax credit and general business tax credit carryforwards to offset future tax prior to their expiration. Accordingly, we reversed a substantial amount of our valuation allowance on our net U.S. deferred tax assets, resulting in a $52.8 million benefit in our provision for income taxes for the nine months ended September 30, 2022. Due to the novel approach that the final regulations impose, it is possible that further developments in foreign country or U.S. tax laws could occur and may require us to change our assessment of the ultimate amounts we consider more-likely-than-not to be realized.

Additionally, as a result of the decision to terminate the cross currency swap contracts in July 2022 (see Note 8), the realization of the gain results in an additional source of future taxable income expected to utilize a further portion of foreign tax credit carryforward. Consequently, we reversed $9.9 million in valuation allowance for the nine months ended September 30, of 2022 in other comprehensive income.

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

G4S ("G4S") Acquisitions
On February 26, 2020, we announced that we agreed to acquire the majority of the cash management operations of U.K.-based G4S, with closings planned in multiple phases in 2020. In March 2020, we acquired 100% of the capital stock of G4S International Logistics Group Limited ("G4Si"), a company which directly or indirectly owns controlling interests in multiple businesses providing secure international transportation of valuables. From the second quarter of 2020 through the first quarter of 2021, we acquired cash management operations from G4S located in the Netherlands, Belgium, Ireland, Hong Kong, Cyprus, Romania, the Czech Republic, Malaysia, the Dominican Republic, the Philippines, Indonesia, Estonia, Latvia, Lithuania, Macau, Luxembourg and Kuwait. For the majority of these acquisitions, we acquired 100% of the ownership interests. In Malaysia, the Dominican Republic, the Philippines, Indonesia and Kuwait, we acquired ownership interests of less than 100%. We believe that we meet the accounting criteria for consolidating these subsidiaries. In the aggregate, the purchase consideration for the G4S acquisitions as of September 30, 2022 was $826 million. We have also paid G4S approximately $114 million for net intercompany receivables from the acquired subsidiaries. The G4S businesses acquired generated approximately $800 million in annual revenues in 2019.

There is contingent consideration related to the acquisition of the Malaysia operations. The consideration will be paid when minimum dividend distributions are received by Brink's relating to cash on the balance sheets of the Malaysia subsidiaries as of the acquisition date. We used a probability-weighted approach to estimate the fair value of the contingent consideration. The fair value of the contingent consideration at the acquisition date was the full $22 million that remains potentially payable as of September 30, 2022 as we believe it is unlikely that the contingent consideration payments will be reduced.

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

Argentina Union Payments
In the third quarter of 2017, we acquired 100% of the shares of Maco Transportadora de Caudales S.A. ("Maco Transportadora") and Maco Litoral, S.A. ("Maco Litoral" and, together with Maco Transportadora, "Maco"). Maco Transportadora is a CIT and money processing business and Maco Litoral provides CIT and ATM services. Both businesses operate in Argentina.

Although the Maco operations were acquired by Brink's Argentina in 2017, the National Antitrust Authority did not formally approve the business acquisitions until 2021. The approval was issued conditioned on the divestiture of certain armored vehicles and relocation of other armored vehicles. These actions were completed in 2022. Upon the acquisition approval by the National Antitrust Authority, the national teamster unions demanded that Maco employees be paid severance benefits as if the employees had been terminated in 2022 and then immediately rehired by Brink's Argentina without their seniority.

Brink's Argentina management finalized negotiations with the Maco Transportadora union and has agreed to pay amounts to the union members. Brink's Argentina management is negotiating with the Maco Litoral union and expects to make similar payments to the union members. In the third quarter of 2022, we recognized a $12.4 million charge in connection with these negotiations. Due to the fact that management has excluded this amount when evaluating internal performance, we have excluded it from segment results.

Acquisition Costs
We have incurred $2.7 million in transaction costs related to business acquisitions in the first nine months of 2022 (compared to $5.4 million in the first nine months of 2021). These costs are classified in the condensed consolidated statements of operations as selling, general and administrative expenses.

Note 7 - Accumulated other comprehensive income (loss)
Other comprehensive income (loss), including the amounts reclassified from accumulated other comprehensive loss into earnings, was as follows:

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Three months ended September 30, 2022

Amounts attributable to Brink's:
Benefit plan adjustments	$(0.6)	0.2	9.4	(2.2)	6.8
Foreign currency translation adjustments(b)	(36.8)	(7.3)	(1.4)	0.3	(45.2)
Unrealized gains (losses) on available-for-sale securities	0.7	(0.9)	—	—	(0.2)
Gains (losses) on cash flow hedges	12.0	(2.7)	0.2	—	9.5
	(24.7)	(10.7)	8.2	(1.9)	(29.1)

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	(4.0)	—	—	—	(4.0)
	(4.0)	—	—	—	(4.0)

Total
Benefit plan adjustments(a)	(0.6)	0.2	9.4	(2.2)	6.8
Foreign currency translation adjustments(b)	(40.8)	(7.3)	(1.4)	0.3	(49.2)
Unrealized gains (losses) on available-for-sale securities(c)	0.7	(0.9)	—	—	(0.2)
Gains (losses) on cash flow hedges(d)	12.0	(2.7)	0.2	—	9.5
	$(28.7)	(10.7)	8.2	(1.9)	(33.1)

Three months ended September 30, 2021

Amounts attributable to Brink's:
Benefit plan adjustments	$6.0	(1.1)	15.3	(3.6)	16.6
Foreign currency translation adjustments(b)	(38.4)	(2.3)	(1.5)	0.4	(41.8)
Gains (losses) on cash flow hedges	5.8	(2.2)	(2.9)	1.4	2.1
	(26.6)	(5.6)	10.9	(1.8)	(23.1)

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	(1.3)	—	—	—	(1.3)
	(1.3)	—	—	—	(1.3)

Total
Benefit plan adjustments(a)	6.0	(1.1)	15.3	(3.6)	16.6
Foreign currency translation adjustments(b)	(39.7)	(2.3)	(1.5)	0.4	(43.1)
Gains (losses) on cash flow hedges(d)	5.8	(2.2)	(2.9)	1.4	2.1
	$(27.9)	(5.6)	10.9	(1.8)	(24.4)

	Amounts Arising During the Current Period		Amounts Reclassified to Net Income (Loss)
(In millions)	Pretax	Income Tax	Pretax	Income Tax	Total Other Comprehensive Income (Loss)
Nine months ended September 30, 2022

Amounts attributable to Brink's:
Benefit plan adjustments	$0.4	0.3	29.1	(6.9)	22.9
Foreign currency translation adjustments(b)	(57.8)	(2.9)	(4.4)	1.0	(64.1)
Unrealized losses on available-for-sale securities	—	(1.0)	—	—	(1.0)
Gains (losses) on cash flow hedges	25.8	(4.5)	11.6	(3.5)	29.4
	(31.6)	(8.1)	36.3	(9.4)	(12.8)

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	(10.5)	—	—	—	(10.5)
	(10.5)	—	—	—	(10.5)

Total
Benefit plan adjustments(a)	0.4	0.3	29.1	(6.9)	22.9
Foreign currency translation adjustments(b)	(68.3)	(2.9)	(4.4)	1.0	(74.6)
Unrealized losses on available-for-sale securities(c)	—	(1.0)	—	—	(1.0)
Gains (losses) on cash flow hedges(d)	25.8	(4.5)	11.6	(3.5)	29.4
	$(42.1)	(8.1)	36.3	(9.4)	(23.3)

Nine months ended September 30, 2021

Amounts attributable to Brink's:
Benefit plan adjustments	$(12.3)	3.9	46.5	(11.9)	26.2
Foreign currency translation adjustments(b)	(43.9)	(4.3)	(2.6)	0.6	(50.2)
Gains (losses) on cash flow hedges	4.4	(1.4)	8.4	(2.0)	9.4
	(51.8)	(1.8)	52.3	(13.3)	(14.6)

Amounts attributable to noncontrolling interests:
Benefit plan adjustments	(0.3)	—	—	—	(0.3)
Foreign currency translation adjustments	(2.8)	—	—	—	(2.8)
	(3.1)	—	—	—	(3.1)

Total
Benefit plan adjustments(a)	(12.6)	3.9	46.5	(11.9)	25.9
Foreign currency translation adjustments(b)	(46.7)	(4.3)	(2.6)	0.6	(53.0)
Gains (losses) on cash flow hedges(d)	4.4	(1.4)	8.4	(2.0)	9.4
	$(54.9)	(1.8)	52.3	(13.3)	(17.7)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Total net periodic retirement benefit cost included in:
Cost of revenues	$1.5	1.8	$4.8	5.5
Selling, general and administrative expenses	0.5	0.3	1.4	1.4
Interest and other nonoperating expense	3.1	9.3	11.1	27.6
(b)2022 foreign currency translation adjustment amounts arising during the three months ended September 30, 2022 reflect primarily the devaluation of the British pound and the Brazilian real. 2021 foreign currency translation adjustment amounts arising during the three months ended September 30, 2021 reflect primarily the devaluation of the Brazilian real, the Mexican peso and the Chilean peso. 2022 foreign currency translation adjustment amounts arising during the nine months ended September 30, 2022 reflect primarily the devaluation of the British pound, the euro, and the Chilean peso, partially offset by appreciation of the Mexican peso. 2021 foreign currency translation adjustment amounts arising during the nine months ended September 30, 2021 reflect primarily the devaluation of the euro, the Chilean peso, the Mexican peso and the Brazilian real.
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
(d)Pretax gains and losses on cash flow hedges are classified in the condensed consolidated statements of operations as:
•other operating income (expense) ($6.2 million loss in the three months ended September 30, 2022 and $5.6 million gain in the three months ended September 30, 2021; as well as $0.3 million gain in the nine months ended September 30, 2022 and no gains or losses in the nine months ended September 30, 2021) and
•interest expense ($0.5 million of expense in the three months ended September 30, 2022 and $2.7 million of expense in the three months ended September 30, 2021; as well as $5.4 million of expense in the nine months ended September 30, 2022 and $8.4 million of expense in the nine months ended September 30, 2021).

The changes in accumulated other comprehensive loss attributable to Brink’s are as follows:

(In millions)	Benefit Plan Adjustments	Foreign Currency Translation Adjustments	Unrealized Losses on Available-for-Sale Securities	Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2021	$(474.0)	(425.7)	(0.1)	(8.1)	(907.9)
Other comprehensive income (loss) before reclassifications	0.7	(60.7)	(1.0)	21.3	(39.7)
Amounts reclassified from accumulated other comprehensive loss to net income	22.2	(3.4)	—	8.1	26.9
Other comprehensive income (loss) attributable to Brink's	22.9	(64.1)	(1.0)	29.4	(12.8)
Acquisitions of noncontrolling interests	—	0.1	—	—	0.1
Balance as of September 30, 2022	$(451.1)	(489.7)	(1.1)	21.3	(920.6)

Note 8 - Fair value of financial instruments

Investments in Marketable Securities
We have investments in mutual funds, equity securities and available for sale debt securities that are carried at fair value in the condensed financial statements. For these investments, fair value was based on quoted market prices, which we have categorized as a Level 1 valuation.

Fixed-Rate Debt
The fair value and carrying value of our material fixed-rate debt, excluding any unamortized debt issuance costs, are as follows:

(In millions)	September 30, 2022	December 31, 2021

$600 million senior unsecured notes
Carrying value	$600.0	600.0
Fair value	508.5	625.7

$400 million senior unsecured notes
Carrying value	400.0	400.0
Fair value	364.1	414.8

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

Forward and Swap Contracts
We have outstanding foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies. At September 30, 2022, the notional value of our short term outstanding foreign currency forward and swap contracts was $460 million, with average maturities of approximately one month. These foreign currency forward and swap contracts primarily offset exposures in the euro, the Mexican peso, and the Chilean peso and are not designated as hedges for accounting purposes. Accordingly, changes in their fair value are recorded immediately in earnings.

At September 30, 2022, the fair value of our short term foreign currency contracts was a net asset of approximately $8.2 million, of which $10.7 million was included in prepaid expenses and other and $2.5 million was included in accrued liabilities on the condensed consolidated balance sheet. At December 31, 2021, the fair value of these foreign currency contracts was a net asset of approximately $1.9 million, of which $3.4 million was included in prepaid expenses and other and $1.5 million was included in accrued liabilities on the condensed consolidated balance sheet.

Amounts under these contracts were recognized in other operating income (expense) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Derivative instrument gains (losses) included in other operating income (expense)	$25.4	6.3	$58.4	14.5
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

At September 30, 2022, the notional value of this long term contract was $59 million with a weighted-average maturity of 0.8 years. At September 30, 2022, the fair value of the long term cross currency swap contract was a $16.7 million net asset, of which $7.2 million is included in prepaid expenses and other and $9.5 million is included in other assets on the condensed consolidated balance sheet. At December 31, 2021, the fair value of the long term cross currency swap contract was a $26.3 million net asset, of which a $5.8 million asset was included in prepaid expenses and other and a $20.5 million asset was included in other assets on the condensed consolidated balance sheet.

Amounts under this contract were recognized in other operating income (expense) to offset transaction gains or losses and in interest expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021

Derivative instrument gains (losses) included in other operating income (expense)	$0.3	5.7	$(6.2)	0.1

Offsetting transaction gains (losses)	(0.3)	(5.7)	6.2	(0.1)

Derivative instrument losses included in interest expense	(0.3)	(0.3)	(1.0)	(1.1)

Net derivative instrument gains (losses)	—	5.4	(7.2)	(1.0)

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

At September 30, 2022, the notional value of these contracts was $400 million with a remaining weighted-average maturity of 0.7 years. At September 30, 2022, the fair value of these interest rate swaps was a net asset of $9.6 million of which $7.2 million was included in prepaid expenses and other and $2.4 million was included in other assets on the condensed consolidated balance sheet. At December 31, 2021, the fair value of these interest rate swaps was a net liability of $13.9 million, of which $8.3 million was included in accrued liabilities and $5.6 million was included in other liabilities on the condensed consolidated balance sheet.

In the first quarter of 2022, we entered into four forward-starting interest rate swaps that hedge cash flow risk associated with changes in variable interest rates and that were designated as cash flow hedges for accounting purposes. The forward-starting interest rate swaps had a maturity date in July 2030 and had a mandatory settlement scheduled to occur in July 2022. In July 2022, an amendment was executed to terminate the four forward-starting interest rates swaps and concurrently enter into three forward-starting interest rate swaps with an amended maturity in June 2027. We designated these interest rates swaps as cash flow hedges for accounting purposes. Accordingly, the changes in the fair value of these cash flow hedges are initially recorded in the gains (losses) on cash flow hedges component of accumulated other comprehensive income (loss). We reclassify amounts from accumulated other comprehensive income (loss) into earnings in the same periods that the hedged debt affects earnings.

As of the July 2022 termination date of the four previous interest rate swaps, a cumulative net gain of $9.2 million was recorded in accumulated other comprehensive income (loss). This amount will be reclassified to earnings as forecasted interest payments occur through the original maturity date in July 2030. The three new interest rate swaps had an inception date fair value equal to a $9.2 million asset, approximating the settlement value of the four previous interest rate swaps. Instead of receiving cash upon termination of the previous swaps, we elected to negotiate a lower off-market fixed rate for the three new interest rate swaps. This inception date fair value will be amortized to earnings on a ratable and systematic basis through the maturity date of the new interest rate swaps in June 2027.

At September 30, 2022, the notional value of these contracts was $200 million with a remaining weighted-average maturity of 2.4 years. At September 30, 2022, the fair value of these interest rate swaps was a net asset of $17.8 million of which $4.8 million was included in prepaid expenses and other and $13.0 million was included in other assets on the condensed consolidated balance sheet.

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

At September 30, 2022, the total notional value of these cross currency swap contracts was $400 million with a remaining weighted average maturity of 2.4 years for the cross currency swaps maturing in May 2026 and a remaining weighted average maturity of 6.1 years for the cross currency swaps maturing in April 2031. At September 30, 2022, the fair value of these cross currency swaps was a net asset of $11.3 million of which $5.6 million was included in prepaid expenses and other and $5.7 million was included in other assets on the condensed consolidated balance sheet. At December 31, 2021, the fair value of these cross currency swaps was a net asset of $28.5 million, of which $6.0 million was included in prepaid expenses and other and $22.5 million was included in other assets on the condensed consolidated balance sheet.

The effect of the interest rate swaps and the amortization of the spot-forward difference on the net investment hedges cross currency swaps is included in interest expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021

Interest rate swaps designated as cash flow hedges	$0.2	2.4	4.4	7.3
Cross currency swaps designated as net investment hedges	(1.3)	(1.5)	(4.4)	(2.6)
Net derivative instrument (gains) losses included in interest expense	$(1.1)	0.9	—	4.7

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

There were no transfers in or out of any of the levels of the valuation hierarchy in the first nine months of 2022.

Note 9 - Debt

	September 30,	December 31,
(In millions)	2022	2021
Debt:
Short-term borrowings	$20.7	9.8
Total short-term borrowings	$20.7	9.8

Long-term debt
Bank credit facilities:
Term loan A(a)	$1,385.9	1,224.7
Senior unsecured notes(b)	991.5	989.8
Revolving Credit Facility	679.9	495.0
Other (c)	111.0	68.9
Financing leases	182.7	178.5
Total long-term debt	$3,351.0	2,956.9

Total debt	$3,371.7	2,966.7

Included in:
Current liabilities	$102.5	125.0
Noncurrent liabilities	3,269.2	2,841.7
Total debt	$3,371.7	2,966.7

(a)Amounts outstanding are net of unamortized debt costs of $5.3 million as of September 30, 2022 and $3.7 million as of December 31, 2021.
(b)Amounts outstanding are net of unamortized debt costs of $8.5 million as of September 30, 2022 and $10.2 million as of December 31, 2021.
(c)Other facilities include $78.9 million related to the Brink's Capital credit facility at September 30, 2022, compared to $57.5 million at December 31, 2021. The facility had $3,689.0 million in borrowings and $3,667.6 million in repayments in the first nine months of 2022, which is reflected in the long-term revolving credit facilities movement in the consolidated statements of cash flows.

Long-Term Debt

Senior Secured Credit Facility
In June 2022, we amended our senior secured credit facility (the “Senior Secured Credit Facility”) with Bank of America, N.A. as administrative agent. After the amendment, the Senior Secured Credit Facility consisted of a $1 billion revolving credit facility (the "Revolving Credit Facility") and $1.4 billion of term loans (the "Term Loans").

All loans under the Revolving Credit Facility and the Term Loans mature on June 23, 2027. Principal payments for the Term Loans are due quarterly in an amount equal to 0.625% of the initial loan amount for the first eight quarterly installment payments and 1.25% for subsequent payments with a final lump sum payment due on June 23, 2027. Interest rates for the Senior Secured Credit Facility are based on the Secured Overnight Financing Rate ("SOFR") plus a margin or an alternate base rate plus a margin. The Revolving Credit Facility allows us to borrow money or issue letters of credit (or otherwise satisfy credit needs) on a revolving basis over the term of the facility. As of September 30, 2022, $320 million was available under the Revolving Credit Facility. The obligations under the Senior Secured Credit Facility are secured by a first-priority lien on all or substantially all of the assets of the Company and certain of its domestic subsidiaries, including a first-priority lien on equity interests of certain of the Company’s direct and indirect subsidiaries. The Company and certain of its domestic subsidiaries also guarantee the obligations under the Senior Secured Credit Facility.
The margin on both SOFR and alternate base rate borrowings under the Senior Secured Credit Facility is based on the Company’s total net debt leverage ratio. The margin on SOFR borrowings, which can range from 1.25% to 1.75%, was 1.50% at September 30, 2022. The margin on alternate base rate borrowings, which can range from 0.25% to 0.75%, was 0.50% as of September 30, 2022. We also pay an annual commitment fee on the unused portion of the Revolving Credit Facility based on the Company’s total net leverage ratio. The commitment fee, which can range from 0.15% to 0.28%, was 0.23% as of September 30, 2022.

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

Letter of Credit Facilities and Bank Guarantee Facilities
We have three committed letter of credit facilities totaling $71 million, of which approximately $12 million was available at September 30, 2022. At September 30, 2022, we had undrawn letters of credit and guarantees of $59 million issued under these facilities. The $15 million facility expires in April 2025, the $32 million facility expires in October 2025 and the $24 million facility expires in May 2027.

We have two uncommitted letter of credit facilities totaling $55 million, of which approximately $28 million was available at September 30, 2022. At September 30, 2022, we had undrawn letters of credit and guarantees of $27 million issued under these facilities. The $40 million facility expires in March 2023. The $15 million facility has no expiration date.

The Senior Secured Credit Facility is also available for issuance of letters of credit and bank guarantees.

The Senior Secured Credit Facility, Senior Unsecured Notes, the Letter of Credit Facilities and Bank Guarantee Facilities contain various financial and other covenants. The financial covenants, among other things, limit our ability to provide liens, restrict fundamental changes, limit transactions with affiliates and unrestricted subsidiaries, restrict changes to our fiscal year and to organizational documents, limit asset dispositions, limit the use of proceeds from asset sales, limit sale and leaseback transactions, limit investments, limit the ability to incur debt, restrict certain payments to shareholders, limit negative pledges, limit the ability to change the nature of our business, provide for a maximum consolidated net leverage ratio and provide for minimum coverage of interest costs. If we were not to comply with the terms of our various financing agreements, the repayment terms could be accelerated and the commitments could be withdrawn. An acceleration of the repayment terms under one agreement could trigger the acceleration of the repayment terms under the other financing agreements. We were in compliance with all covenants at September 30, 2022.

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

In the first quarter of 2022, as many of our regions begin to recover from the ongoing COVID-19 pandemic, we re-assessed earlier assumptions and estimates, and we further refined our methodology of estimating the allowance for doubtful accounts. Our updated method now also includes an estimated allowance for accounts receivables significantly past due in order to adjust for at-risk receivables not captured in our previous method. As part of the analysis under the updated estimation methodology, we noted an increase in accounts receivable significantly past due, particularly in the U.S., and we recorded an additional allowance of $16.7 million. In the second and third quarters of 2022, the additional allowance was reduced by $0.7 million as a result of collections.

The following table is a rollforward of the allowance for doubtful accounts for the nine month period ended September 30, 2022.

Allowance for doubtful accounts:

(In millions)

December 31, 2021	$16.9
Provision for uncollectible accounts receivable	22.7
Other	5.0
Write-offs and recoveries	(6.6)
Foreign currency exchange effects	(1.4)
September 30, 2022	$36.6

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

Outstanding awards at September 30, 2022 include performance share units, restricted stock units, deferred stock units, performance-based stock options, time-based stock options and certain awards that will be settled in cash.

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

Compensation expenses are classified as selling, general and administrative expenses in the condensed consolidated statements of operations. Compensation expenses for the share-based awards were as follows:

	Compensation Expense		Compensation Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021

Performance share units	$10.5	6.2	$26.3	18.7
Restricted stock units	3.3	2.4	8.7	7.0
Deferred stock units and fees paid in stock	0.3	0.4	1.0	1.0
Performance-based stock options	—	—	—	0.3
Time-based vesting stock options	0.1	0.2	0.3	0.9
Cash based awards	0.1	0.2	1.2	0.8
Share-based payment expense	14.3	9.4	37.5	28.7
Income tax benefit	(3.4)	(2.1)	(8.7)	(6.5)
Share-based payment expense, net of tax	$10.9	7.3	$28.8	22.2

Performance-Based Stock Options
In 2018, 2017 and 2016, we granted performance-based stock options that have a service condition as well as a market condition. In addition, some of the awards granted in 2016 contained a non-financial performance condition. We measured the fair value of these performance-based options at the grant date using a Monte Carlo simulation model.

The following table summarizes performance-based stock option activity during the first nine months of 2022:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2021	946.5	$10.25
Expired(a)	(15.3)	17.92
Exercised	(485.0)	5.91
Outstanding balance as of September 30, 2022	446.2	$14.70

(a)Although the service condition had been met, these 2018 performance options expired in accordance with the terms of the underlying award agreement.

Time-Based Stock Options
We granted time-based stock options that contain only a service condition. We measure the fair value of these time-based options at the grant date using a Black-Scholes-Merton option pricing model.

The following table summarizes time-based stock option activity during the first nine months of 2022:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding balance as of December 31, 2021	177.1	$21.42
Expired	(15.5)	21.51
Outstanding balance as of September 30, 2022	161.6	$21.41

Restricted Stock Units (“RSUs”)
We granted RSUs that contain only a service condition. We measure the fair value of RSUs based on the price of Brink’s stock at the grant date, adjusted for a discount for dividends not received or accrued during the vesting period.

The following table summarizes RSU activity during the first nine months of 2022:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2021	251.1	$74.37
Granted	238.6	64.60
Forfeited	(34.3)	70.52
Vested	(78.4)	77.12
Nonvested balance as of September 30, 2022	377.0	$67.97

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

The following table summarizes all PSU activity during the first nine months of 2022:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2021	661.0	$81.75
Granted	288.0	67.13
Forfeited or expired(a)	(74.7)	82.82
Vested(b)	(142.9)	77.61
Nonvested balance as of September 30, 2022	731.4	$76.70

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

The following table summarizes all DSU activity during the first nine months of 2022:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested balance as of December 31, 2021	14.3	$78.74
Granted	18.6	54.67
Vested	(13.0)	79.79
Nonvested balance as of September 30, 2022	19.9	$55.59

Note 12 - Capital Stock

Common Stock
At September 30, 2022, we had 100 million shares of common stock authorized and 46.7 million shares issued and outstanding.

Dividends
We paid regular quarterly dividends on our common stock during the last three years. On July 29, 2022, the Board declared a regular quarterly dividend of 20 cents per share payable on September 1, 2022 to shareholders of record on August 8, 2022. The payment of future dividends is at the discretion of the Board of Directors and is dependent on our future earnings, financial condition, shareholder equity levels, cash flow, business requirements and other factors.

Preferred Stock
At September 30, 2022, we had the authority to issue up to 2.0 million shares of preferred stock with a par value of $10 per share.

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

During the third quarter ended September 30, 2022, we repurchased a total of 501,560 shares of our common stock for an aggregate of $27.3 million and an average price of $54.36 per share. These shares were retired upon repurchase. At September 30, 2022, $223 million remained available under the 2021 Repurchase Program.

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

Shares Used to Calculate Earnings per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021

Weighted-average shares:
Basic(a)	47.4	49.8	47.5	49.9
Effect of dilutive stock awards and options	0.1	0.5	0.4	0.5
Diluted	47.5	50.3	47.9	50.4

Antidilutive stock awards and options excluded from denominator(b)	0.5	0.2	0.7	0.2

(a)We have deferred compensation plans for directors and certain of our employees. Some amounts owed to participants are denominated in common stock units. Each unit represents one share of common stock. The number of shares used to calculate basic earnings per share includes the weighted-average common stock units credited to employees and directors under the deferred compensation plans. Additionally, nonvested units containing only a service requirement are also included in the computation of basic weighted-average shares when the requisite service period has been completed. Accordingly, included in basic shares are 0.2 million in the three months and 0.3 million in the nine months ended September 30, 2022, and 0.3 million in the three months and 0.3 million in the nine months ended September 30, 2021.
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

Note 13 - Supplemental cash flow information

	Nine Months Ended September 30,
(In millions)	2022	2021
Cash paid for:
Interest	$88.7	78.7
Income taxes, net	101.6	55.9

Argentina Currency Conversions
We have elected in the past and could continue in the future to repatriate cash from Brink's Argentina using different means to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms generally settle at rates that are less favorable than the rates at which we remeasure the financial statements of Brink’s Argentina. The net cash flows from these transactions are treated as operating cash flows as the financial instruments are purchased specifically for resale and are generally sold within a short period of time from the date of purchase. We did not have any such conversions in the first nine months of 2022 or 2021.

Non-cash Investing and Financing Activities
We acquired $43.7 million in armored vehicles and other equipment under financing lease arrangements in the first nine months of 2022 compared to $57.7 million in armored vehicles and other equipment acquired under financing lease arrangements in the first nine months of 2021.

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

At September 30, 2022, we held $329.9 million of restricted cash ($163.6 million represented restricted cash held for customers and $140.9 million represented accrued liabilities). At December 31, 2021, we held $376.4 million of restricted cash ($215.5 million represented restricted cash held for customers and $139.9 million represented accrued liabilities).

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

	September 30,	December 31,
(In millions)	2022	2021
Cash and cash equivalents	$1,019.0	710.3
Restricted cash	329.9	376.4
Total, cash, cash equivalents, and restricted cash in the condensed consolidated statements of cash flows	$1,348.9	1,086.7

Note 14 - Contingent matters

In August 2020, the Company received a subpoena issued in connection with an investigation being conducted by the U.S. Department of Justice (the “DOJ”). The Company is fully cooperating with the investigation and has responded to requests from the DOJ for documents and other information, primarily related to cross-border shipments of cash and things of value and anti-money laundering compliance. Given that the investigation is still ongoing and that no civil or criminal claims have been brought to date, the Company cannot predict the outcome of the investigation, the timing of the ultimate resolution of the matter, or reasonably estimate the possible range of loss, if any, that may result from this matter. Accordingly, no accruals have been made with respect to this matter.

At the end of the fourth quarter of 2018, we became aware of an investigation initiated by the Chilean Fiscalía Nacional Económica (the Chilean antitrust agency) (“FNE”) related to potential anti-competitive practices among competitors in the cash logistics industry in Chile. In October 2021, the FNE filed a complaint before the Chilean antitrust court alleging that Brink’s Chile (as well as competitor companies) engaged in collusion in 2017 and 2018 and requested that the court approve a fine of $30.5 million. The Company has not had access to the FNE's investigative file nor to its evidence supporting the allegations. The Company intends to vigorously defend itself against the FNE's complaint. Based on available information to date, the Company recorded a charge of $9.5 million in the third quarter of 2021 in connection with this matter. In the first nine months of 2022, we recognized an additional $1.1 million adjustment to our estimated loss as a result of a change in currency rates.

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

Note 15 - Reorganization and Restructuring

2022 Global Restructuring Plan
In the third quarter of 2022, management began a restructuring plan across our global business operations. The actions were taken to enable growth, reduce costs and related infrastructure, and to mitigate the potential impact of external economic conditions. As a result of actions taken in the quarter, we recognized $17.5 million in the third quarter of 2022, which primarily consisted of severance costs. For the restructuring actions that were approved as of September 30, 2022, we expect to incur additional costs between $6 million and $10 million in future periods, primarily severance costs.

The following table summarizes the changes in the accrued liability for costs incurred, payments and utilization, and foreign currency exchange effects of the 2022 Global Restructuring Plan:

(In millions)	Severance Costs	Other	Total

Balance as of January 1, 2022	$—	—	—
Expense	15.7	1.8	17.5
Payments and utilization	(3.1)	(1.8)	(4.9)
Foreign currency exchange effects	(0.2)	—	(0.2)
Balance as of September 30, 2022	$12.4	—	12.4

Other Restructurings
Management periodically implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized net costs of $35.7 million in the first nine months of 2021, primarily severance costs. We recognized $16.5 million net costs in the first nine months of 2022, primarily severance costs. The majority of the costs from 2022 restructuring plans resulted from the exit of a line of business in a specific geography with most of the remaining costs due to management initiatives to address the COVID-19 pandemic. For the restructuring actions that have not yet been completed, we expect to incur additional costs between $4 million and $6 million in future periods.

The following table summarizes the changes in the accrued liability for costs incurred, payments and utilization, accrual adjustments and foreign currency exchange effects of other restructurings:

(In millions)	Severance Costs	Other	Total

Balance as of January 1, 2022	$11.0	—	11.0
Expense	15.7	5.1	20.8
Payments and utilization	(15.1)	(5.1)	(20.2)
Accrual adjustment	(4.3)	—	(4.3)
Foreign currency exchange effects	(1.2)	—	(1.2)
Balance as of September 30, 2022	$6.1	—	6.1

Note 16 - Subsequent Events

Acquisition of ATM Services Provider
On October 3, 2022, we acquired NoteMachine Limited and four of its direct and indirect subsidiaries (together "NoteMachine"). We paid approximately $177 million in cash on the acquisition date. The final purchase consideration will be determined when we complete the purchase price accounting. In addition to purchase consideration, we are currently unable to disclose the fair value of net assets acquired by major asset class, including estimates of goodwill and intangible assets, due to the recent closing of the transaction. NoteMachine is based in the United Kingdom and manages a portfolio of ATMs. This acquisition expands the footprint of Brink's ATM managed services business worldwide.

Share Repurchases
Under the 2021 Repurchase Program, from October 3, 2022 through October 24, 2022, we repurchased a total of 324,165 shares of our common stock for an aggregate of $17.8 million and an average price of $54.98 per share. These shares were retired upon repurchase.

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

RESULTS OF OPERATIONS

COVID-19 Pandemic Impact
We continue to monitor developments related to the ongoing coronavirus (COVID-19) pandemic, which has created global volatility, uncertainty and economic disruption for Brink's, our customers and vendors, and the markets in which we do business. We have taken and continue to take steps to mitigate the potential risks to our employees, our customers and our business around the world. We are focused on three priorities:

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

Consolidated Review

GAAP and Non-GAAP Financial Measures
We provide an analysis of our operations below on both a U.S. generally accepted accounting principles (“GAAP”) and non-GAAP basis. The purpose of the non-GAAP information is to report our operating profit, income from continuing operations and earnings per share without certain income and expense items that do not reflect the regular earnings of our operations. The non-GAAP financial measures are intended to provide investors with a supplemental comparison of our operating results and trends for the periods presented. Our management believes these measures are also useful to investors as they allow investors to evaluate our performance using the same metrics that our management uses to evaluate past performance and prospects for future performance. We do not consider these items to be reflective of our core operating performance. The non-GAAP adjustments used to reconcile our GAAP results are described on pages 44–46 and are reconciled to comparable GAAP measures on pages 50–52.

Definition of Organic Growth
Organic growth represents the change in revenues or operating profit between the current and prior period, excluding the effect of acquisitions and dispositions and changes in currency exchange rates. See definitions on page 40.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions, except for per share amounts)	2022	2021	Change	2022	2021	Change
GAAP
Revenues	$1,136.7	1,075.5	6	3,344.6	3,102.0	8
Cost of revenues	880.7	837.6	5	2,587.9	2,415.6	7
Selling, general and administrative expenses	180.8	161.9	12	519.9	472.0	10
Operating profit	59.5	74.2	(20)	218.4	209.2	4
Income from continuing operations(a)	19.2	19.0	1	125.8	55.7	fav
Diluted EPS from continuing operations(a)	$0.41	0.38	8	2.63	1.11	fav

Non-GAAP(b)
Non-GAAP revenues	$1,136.7	1,075.5	6	3,344.6	3,102.0	8
Non-GAAP operating profit	126.8	115.9	9	362.9	316.6	15
Non-GAAP income from continuing operations(a)	63.8	57.1	12	181.8	155.3	17
Non-GAAP diluted EPS from continuing operations(a)	$1.34	1.14	18	3.80	3.08	23
(a)Amounts reported in this table are attributable to the shareholders of Brink’s and exclude earnings related to noncontrolling interests.
(b)Non-GAAP results are reconciled to the applicable GAAP results on pages 50–52.

GAAP Basis
Analysis of Consolidated Results: Third Quarter 2022 versus Third Quarter 2021
Consolidated Revenues  Revenues increased $61.2 million due to organic increases in Rest of World ($45.4 million), Latin America ($40.6 million), North America ($38.4 million), and Europe ($18.4 million) and the favorable impact of acquisitions ($3.5 million), partially offset by the unfavorable impact of currency exchange rates ($85.1 million). The unfavorable currency impact was driven primarily by the euro and the Argentine peso. Revenues increased 13% on an organic basis primarily due to higher volume and inflation-based price increases. See above for our definition of “organic growth.”

Consolidated Costs and Expenses  Cost of revenues increased 5% to $880.7 million primarily due to higher labor and other operational costs, driven by volume and wage increases, and the impact of acquisitions, partially offset by the impact of currency exchange rates. Selling, general and administrative costs increased 12% to $180.8 million primarily due to organic increases in labor and other administrative costs and increased restructuring costs, partially offset a charge in the third quarter of 2021 related to a potential fine for a Chile antitrust matter and the impact of currency exchange rates.

Consolidated Operating Profit  Operating profit decreased $14.7 million due mainly to:
•higher corporate expenses on an organic basis ($21.0 million),
•higher costs related to business acquisitions and dispositions ($19.7 million), including the impact of acquisition-related charges and intangible asset amortization in 2022, included in "Other items not allocated to segments",
•unfavorable changes in currency exchange rates ($22.8 million), driven by the Argentine peso and the euro, and
•higher costs incurred related to reorganization and restructuring ($5.6 million) included in "Other items not allocated to segments,"
partially offset by:
•organic increases in Rest of World ($20.3 million), North America ($12.7 million), Latin America ($11.9 million), and Europe ($2.1 million),
•lower costs related to the estimated loss of a potential fine for a Chile antitrust matter ($9.2 million) included in "Other items not allocated to segments", and

•the favorable operating impact of business acquisitions ($0.6 million), excluding intangible amortization and acquisition-related charges.

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts Income from continuing operations attributable to Brink’s shareholders increased $0.2 million to $19.2 million due to lower income tax expense ($14.4 million), higher interest and other non-operating income ($7.0 million), and lower non-controlling interest ($0.6 million), mostly offset by the decrease in operating profit mentioned above and higher interest expense ($7.1 million). Earnings per share from continuing operations was $0.41, up from $0.38 in the third quarter of 2021.

Analysis of Consolidated Results: Nine Months 2022 versus Nine Months 2021
Consolidated Revenues  Revenues increased $242.6 million due to organic increases in Latin America ($117.2 million), North America ($100.4 million), Rest of World ($81.6 million), and Europe ($65.5 million) and the favorable impact of acquisitions ($50.3 million), partially offset by the unfavorable impact of currency exchange rates ($172.4 million). The unfavorable currency impact was driven primarily by the euro and the Argentine peso. Revenues increased 12% on an organic basis primarily due to higher volume and inflation-based price increases. See above for our definition of “organic growth.”

Consolidated Costs and Expenses  Cost of revenues increased 7% to $2,587.9 million primarily due to higher labor and other operational costs, driven by volume and wage increases, and the impact of acquisitions, partially offset by the impact of currency exchange rates. Selling, general and administrative costs increased 10% to $519.9 million primarily due to organic increases in labor and other administrative costs, the unfavorable impact of a change in allowance estimate ($16.7 million) recorded in the first-quarter 2022 due to a modification in our methodology to estimate the allowance for doubtful accounts, and increased restructuring costs, partially offset by the impact of currency exchange rates.

Consolidated Operating Profit  Operating profit increased $9.2 million due mainly to:
•organic increases in Rest of World ($32.7 million), Latin America ($32.6 million), and Europe ($13.6 million),
•lower costs related to the estimated loss of a potential fine for a Chile antitrust matter ($8.4 million) included in "Other items not allocated to segments", and
•favorable operating impact of business acquisitions ($8.3 million), excluding intangible amortization and acquisition-related charges, partially offset by:
•unfavorable changes in currency exchange rates ($40.7 million), driven by the Argentine peso and the euro,
•the unfavorable impact of a change in allowance estimate ($16.7 million) recorded in the first-quarter 2022 due to a modification in our methodology to estimate the allowance for doubtful accounts included in "Other items not allocated to segments,"
•higher costs related to business acquisitions and dispositions ($11.3 million), including the impact of acquisition-related charges and intangible asset amortization in 2022, included in "Other items not allocated to segments",
•an organic decrease in North America ($8.5 million), and
•higher corporate expenses on an organic basis ($6.6 million).

Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts Income from continuing operations attributable to Brink’s shareholders increased $70.1 million to $125.8 million due to lower income tax expense ($62.5 million), higher interest and other non-operating income ($10.0 million), the increase in operating profit mentioned above, and lower non-controlling interest ($0.4 million), partially offset by higher interest expense ($12.0 million). Earnings per share from continuing operations was $2.63, up from $1.11 in the first nine months of 2021.

Non-GAAP Basis
Analysis of Consolidated Results: Third Quarter 2022 versus Third Quarter 2021
Non-GAAP Consolidated Revenues  Non-GAAP revenues increased $61.2 million due to organic increases in Rest of World ($45.4 million) Latin America ($40.6 million), North America ($38.4 million), and Europe ($18.4 million), and the favorable impact of acquisitions ($3.5 million), partially offset by the unfavorable impact of currency exchange rates ($85.1 million). The unfavorable currency impact was driven primarily by the euro and the Argentine peso. Revenues increased 13% on an organic basis primarily due to higher volume and inflation-based price increases. See above for our definition of “organic growth.”

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit increased $10.9 million due mainly to:
•organic increases in Rest of World ($20.3 million), North America ($12.7 million), Latin America ($11.9 million), and Europe ($2.1 million) and
•the favorable operating impact of business acquisitions ($0.6 million), excluding intangible amortization and acquisition-related charges,

partially offset by:
•higher corporate expenses on an organic basis ($21.0 million) and
•unfavorable changes in currency exchange rates ($15.7 million), driven primarily by the Argentine peso and the euro.

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders increased $6.7 million to $63.8 million due to the operating profit increase mentioned above, higher interest and other non-operating income ($3.3 million), and lower non-controlling interest ($0.5 million), partially offset by higher interest expense ($7.1 million) and higher income tax expense ($0.9 million). Earnings per share from continuing operations was $1.34, up from $1.14 in the third quarter of 2021.

Analysis of Consolidated Results: Nine Months 2022 versus Nine Months 2021
Non-GAAP Consolidated Revenues  Non-GAAP revenues increased $242.6 million due to organic increases in Latin America ($117.2 million), North America ($100.4 million), Rest of World ($81.6 million), and Europe ($65.5 million) and the favorable impact of acquisitions ($50.3 million), partially offset by the unfavorable impact of currency exchange rates ($172.4 million). The unfavorable currency impact was driven primarily by the euro and the Argentine peso. Revenues increased 12% on an organic basis primarily due to higher volume and inflation-based price increases. See above for our definition of “organic growth.”

Non-GAAP Consolidated Operating Profit Non-GAAP operating profit increased $46.3 million due mainly to:
•organic increases in Rest of World ($32.7 million), Latin America ($32.6 million), and Europe ($13.6 million) and
•the favorable operating impact of business acquisitions ($8.3 million), excluding intangible amortization and acquisition-related charges, partially offset by:
•unfavorable changes in currency exchange rates ($25.8 million), driven primarily by the Argentine peso and the euro,
•an organic decrease in North America ($8.5 million), and
•higher corporate expenses on an organic basis ($6.6 million).

Non-GAAP Consolidated Income from Continuing Operations Attributable to Brink’s and Related Per Share Amounts  Non-GAAP income from continuing operations attributable to Brink’s shareholders increased $26.5 million to $181.8 million due to the operating profit increase mentioned above and lower non-controlling interest ($0.8 million), partially offset by higher interest expense ($12.1 million), higher income tax expense ($6.7 million), and lower interest and other non-operating income ($1.8 million). Earnings per share from continuing operations was $3.80, up from $3.08 in the first nine months of 2021.

Revenues and Operating Profit by Segment: Third Quarter 2022 versus Third Quarter 2021

		Organic	Acquisitions /			% Change
(In millions)	3Q'21	Change	Dispositions(a)	Currency(b)	3Q'22	Total	Organic
Revenues:
North America	$360.7	38.4	2.6	(1.1)	400.6	11	11
Latin America	289.3	40.6	0.6	(29.4)	301.1	4	14
Europe	238.0	18.4	0.3	(36.7)	220.0	(8)	8
Rest of World	187.5	45.4	—	(17.9)	215.0	15	24
Segment revenues(c)	1,075.5	142.8	3.5	(85.1)	1,136.7	6	13

Revenues - GAAP	$1,075.5	142.8	3.5	(85.1)	1,136.7	6	13

Operating profit:
North America	$25.0	12.7	0.5	—	38.2	53	51
Latin America	64.6	11.9	0.1	(10.1)	66.5	3	18
Europe	28.1	2.1	—	(4.3)	25.9	(8)	7
Rest of World	31.9	20.3	—	(3.9)	48.3	51	64
Segment operating profit	149.6	47.0	0.6	(18.3)	178.9	20	31
Corporate(d)	(33.7)	(21.0)	—	2.6	(52.1)	55	62
Operating profit - non-GAAP	115.9	26.0	0.6	(15.7)	126.8	9	22

Other items not allocated to segments(e)	(41.7)	1.2	(19.7)	(7.1)	(67.3)	61	(3)
Operating profit - GAAP	$74.2	27.2	(19.1)	(22.8)	59.5	(20)	37
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

Analysis of Segment Results: Third Quarter 2022 versus Third Quarter 2021

North America
Revenues increased 11% ($39.9 million) primarily due to a 11% organic increase ($38.4 million) and the favorable impact of acquisitions ($2.6 million). Organic revenue increased primarily due to price increases in the U.S. Operating profit increased $13.2 million, primarily due to a 51% organic increase ($12.7 million) and the favorable impact of acquisitions ($0.5 million). The organic increase resulted primarily from price increases, which outpaced the impact of labor and other cost increases, and lower losses. The increase was partially offset by several adjustments related to legal settlements and various insurance-related costs in the U.S.

Latin America
Revenues increased 4% ($11.8 million) primarily due to a 14% organic increase ($40.6 million) and the favorable impact of acquisitions ($0.6 million), partially offset by the unfavorable impact of currency exchange rates ($29.4 million), primarily from the Argentine, Colombian, and Chilean peso. The organic increase was primarily driven by inflation-based price increases in Argentina and Mexico. Operating profit was up 3% ($1.9 million) primarily due to a 18% organic increase ($11.9 million) and the favorable impact of acquisitions ($0.1 million), partially offset by the unfavorable impact of currency exchange rates ($10.1 million). The organic profit increase was driven by inflation-based price increases in Argentina and the benefit of labor and other operational cost saving actions throughout the segment. The increase was partially offset by the impact of a $4.5 million non-income tax credit experienced by Brazil in the third quarter of 2021. Our Brazil operations received a favorable court decision related to non-income taxes paid in prior years and will be able to recover the overpayments, plus interest, by reducing payments on future tax obligations.

Europe
Revenues decreased 8% ($18.0 million) due to the unfavorable impact of currency exchange rates ($36.7 million), partially offset by a 8% organic increase ($18.4 million) and the favorable impact of acquisitions ($0.3 million). The unfavorable currency impact was driven by the euro. The organic increase was primarily due to organic volume growth in France, including the impact of the partial implementation of an ATM managed services contract for a large customer and price increases across the segment. Operating profit decreased $2.2 million to $25.9 million primarily due to the unfavorable impact of currency exchange rates ($4.3 million), partially offset by a 7% organic increase ($2.1 million). The organic increase was primarily driven by the impact of labor and other operational cost saving actions throughout the segment. and was partially offset by lower government COVID-19 assistance in several countries.

Rest of World
Revenues increased 15% ($27.5 million) due to a 24% organic increase ($45.4 million), partially offset by the unfavorable impact of currency exchange rates ($17.9 million). The organic increase was primarily due to global services growth. The unfavorable currency impact was driven by most currencies throughout the segment. Operating profit increased $16.4 million due to a 64% organic increase ($20.3 million), partially offset by the unfavorable impact of currency exchange rates ($3.9 million). The organic increase was primarily due to global services growth, the impact of labor and other operational cost saving actions, and higher government COVID-19 assistance in Hong Kong.

Revenues and Operating Profit by Segment: Nine Months 2022 versus Nine Months 2021

		Organic	Acquisitions /			% Change
(In millions)	YTD '21	Change	Dispositions(a)	Currency(b)	YTD '22	Total	Organic
Revenues:
North America	$1,034.6	100.4	38.4	(2.4)	1,171.0	13	10
Latin America	831.8	117.2	2.7	(53.0)	898.7	8	14
Europe	683.2	65.5	2.9	(82.8)	668.8	(2)	10
Rest of World	552.4	81.6	6.3	(34.2)	606.1	10	15
Segment revenues(c)	3,102.0	364.7	50.3	(172.4)	3,344.6	8	12

Revenues - GAAP	$3,102.0	364.7	50.3	(172.4)	3,344.6	8	12

Operating profit:
North America(f)	$98.4	(8.5)	6.8	—	96.7	(2)	(9)
Latin America	180.4	32.6	0.3	(19.1)	194.2	8	18
Europe	57.4	13.6	0.4	(8.3)	63.1	10	24
Rest of World	94.2	32.7	0.8	(6.8)	120.9	28	35
Segment operating profit	430.4	70.4	8.3	(34.2)	474.9	10	16
Corporate(d)(f)	(113.8)	(6.6)	—	8.4	(112.0)	(2)	6
Operating profit - non-GAAP	316.6	63.8	8.3	(25.8)	362.9	15	20

Other items not allocated to segments(e)	(107.4)	(10.9)	(11.3)	(14.9)	(144.5)	35	10
Operating profit - GAAP	$209.2	52.9	(3.0)	(40.7)	218.4	4	25
Amounts may not add due to rounding.

See page 40 for footnote explanations.

Analysis of Segment Results: Nine Months 2022 versus Nine Months 2021

North America
Revenues increased 13% ($136.4 million) primarily due to a 10% organic increase ($100.4 million) and the favorable impact of acquisitions ($38.4 million), partially offset by the unfavorable impact of currency exchange rates ($2.4 million) from the Canadian dollar. Organic revenue increased primarily due to price increases in the U.S. Operating profit decreased $1.7 million, primarily due to a 9% organic decrease ($8.5 million) partially offset by the favorable impact of acquisitions ($6.8 million). The organic decrease resulted primarily from several adjustments related to various insurance-related costs, legal settlements, and bad-debt reversals in the U.S., and lower government COVID-19 assistance in Canada. The decrease was partially offset by price increases which outpaced the impact of labor and other cost increases.

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

A change in estimation methodology resulted in a $16.7 million incremental bad debt expense recorded in the first quarter of 2022 that was associated with U.S. aged receivables. In the second quarter and in the third quarter of 2022, the additional allowance was reduced by $0.7 million as a result of collections. However, as discussed in Note 1 this amount was recorded as part of "Other items not allocated to segments" and is not included in the North America segment results.

Latin America
Revenues increased 8% ($66.9 million) primarily due to a 14% organic increase ($117.2 million) and the favorable impact of acquisitions ($2.7 million), partially offset by the unfavorable impact of currency exchange rates ($53.0 million), primarily from the Argentine, Colombian, and Chilean peso and partially offset by the Brazilian real. The organic increase was driven by inflation-based price increases and volume growth in Argentina and Mexico. Operating profit was up 8% ($13.8 million) primarily due to a 18% organic increase ($32.6 million) and the favorable impact of acquisitions ($0.3 million), partially offset by unfavorable currency ($19.1 million). The organic increase was driven by inflation-based price increases which outpaced the impact of labor and other cost increases in Argentina and Mexico, as well as the benefit of labor and other operational cost saving actions throughout the segment.

Europe
Revenues decreased 2% ($14.4 million) due to the unfavorable impact of currency exchange rates ($82.8 million), partially offset by a 10% organic increase ($65.5 million) and the favorable impact of acquisitions ($2.9 million). The unfavorable currency impact was driven by the euro. The organic increase was primarily due to organic growth in France, including the impact of the partial implementation of an ATM managed services contract for a large customer, and throughout most of the segment. Operating profit increased $5.7 million primarily due to an organic increase ($13.6 million) and the favorable impact of acquisitions ($0.4 million), partially offset by the unfavorable impact of currency exchange rates ($8.3 million). The organic increase was primarily driven by volume growth and the impact of labor and other operational cost saving actions throughout the segment. This growth was partially offset by lower government COVID-19 assistance in several countries.

Rest of World
Revenues increased 10% ($53.7 million) due to a 15% organic increase ($81.6 million) and the favorable impact of acquisitions ($6.3 million), partially offset by the unfavorable impact of currency exchange rates ($34.2 million). The organic increase was primarily due to global services growth. The currency impact was driven by most currencies throughout the segment. Operating profit increased $26.7 million primarily due to a 35% organic increase ($32.7 million) and the favorable impact of acquisitions ($0.8 million), partially offset by the unfavorable impact of currency exchange rates ($6.8 million), driven by most currencies throughout the segment. The organic increase was primarily due to global services growth, the impact of labor and other operational cost saving actions and higher government COVID-19 assistance in Hong Kong.

Income and Expense Not Allocated to Segments

Corporate Expenses

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2022	2021	change	2022	2021	change
General, administrative and other expenses	$(57.0)	(34.8)	64	$(125.4)	(103.4)	21
Foreign currency transaction gains (losses)	3.6	1.4	fav	9.4	1.4	fav
Reconciliation of segment policies to GAAP	1.3	(0.3)	fav	4.0	(11.8)	fav
Corporate expenses	$(52.1)	(33.7)	55	$(112.0)	(113.8)	(2)

Corporate expenses include corporate headquarters costs, regional management costs, currency transaction gains and losses, costs related to global initiatives and adjustments to reconcile segment accounting policies to U.S. GAAP.

Corporate expenses for the first nine months of 2022 decreased $1.8 million versus the prior year period primarily driven by lower bad debt expense ($15.0 million) included in Corporate expense as part of the reconciliation of segment accounting policies to U.S. GAAP (see further discussion of bad debt expense in the next paragraph below). In addition, there were higher foreign currency transaction gains in the current year period ($8.0 million) and reduced expenses related to developing new service offerings ($2.7 million). These lower costs were offset by an increase in incentive compensation, including share-based and bonus accruals ($23.3 million) as well as higher net charges related to insurance and security losses ($7.8 million).

Prior to the first quarter of 2021, all Brink’s business units followed an internal accounting policy for determining an allowance for doubtful accounts. The allowances were then reconciled to the required U.S. GAAP estimated consolidated allowance, with any differences reported as part of Corporate expense. In the first nine months of 2021, the Corporate reconciling adjustment was an increase of Corporate expense of $13.1 million. The 2021 adjustment was primarily from a change in the first quarter of 2021 to the allowance calculation method of the North America segment’s U.S. business. This change resulted in a $12.3 million increase to Corporate expense offset by a $12.3 million operating profit increase in the North America segment, resulting in no impact to consolidated operating profit for the first quarter of 2021. We changed the U.S. calculation of the allowance in order to more closely align it with the U.S. GAAP consolidated calculation and to minimize reconciling differences. Other than for the U.S. business, the reconciling differences were not significant. The bad debt expense increase excludes the impact of the internal loss in our U.S. global services operations described on the next page.

Other Items Not Allocated to Segments

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2022	2021	change	2022	2021	change
Operating profit:
Reorganization and Restructuring	$(19.6)	(14.0)	40	$(34.0)	(35.7)	(5)
Acquisitions and dispositions	(35.7)	(16.6)	unfav	(66.3)	(55.8)	19
Argentina highly inflationary impact	(12.0)	(2.3)	unfav	(27.1)	(8.8)	unfav
Change in allowance estimate	0.3	—	fav	(16.0)	—	unfav
Chile antitrust matter	(0.3)	(9.5)	(97)	(1.1)	(9.5)	(88)
Internal loss	—	0.7	(100)	—	2.4	(100)
Operating profit	$(67.3)	(41.7)	61	$(144.5)	(107.4)	35

Reorganization and Restructuring
2022 Global Restructuring Plan
In the third quarter of 2022, management began a restructuring program across our global business operations. The actions were taken to enable growth, reduce costs and related infrastructure, and to mitigate the potential impact of external economic conditions. As a result of actions taken in the quarter, we recognized $17.5 million in the third quarter of 2022 under this restructuring, primarily severance costs. When completed, the current restructuring actions are expected to reduce our workforce by 2,000 to 2,400 positions and result in annualized cost savings of $35 million to $45 million.For the restructuring actions that were approved as of September 30, 2022, we expect to incur additional costs between $6 million and $10 million in future periods, primarily severance costs. Additional restructuring actions are expected to occur as part of this program as management continues to evaluate and identify improvement opportunities.

Other Restructurings
Management periodically implements restructuring actions in targeted sections of our business. As a result of these actions, we recognized net costs of $35.7 million in the first nine months of 2021, primarily severance costs. We recognized $16.5 million net costs in the first nine months of 2022, primarily severance costs. The majority of the costs from 2022 restructuring plans result from the exit of a line of business in a specific geography with most of the remaining costs due to management initiatives to address the COVID-19 pandemic. When completed, the current restructuring actions are expected to reduce our workforce by 1,200 to 1,400 positions and result in annualized cost savings of $15 million to $20 million. For the restructuring actions that have not yet been completed, we expect to incur additional costs between $4 million and $6 million in future periods. These estimates are expected to be updated as management targets additional sections of our business.

Due to the unique circumstances around these charges, they have not been allocated to segment results and are excluded from non-GAAP results. Charges related to the employees, assets, leases and contracts impacted by these restructuring actions were excluded from the segments and corporate expenses as shown in the table below.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2022	2021	change	2022	2021	change
Reportable Segments:
North America	$(5.1)	0.4	unfav	$(12.6)	0.1	unfav
Latin America	(8.2)	(3.3)	unfav	(13.5)	(6.7)	unfav
Europe	(5.3)	(10.8)	(51)	(7.5)	(26.5)	(72)
Rest of World	(1.0)	(0.7)	43	(1.1)	(3.0)	(63)
Total reportable segments	(19.6)	(14.4)	36	(34.7)	(36.1)	(4)
Corporate items	—	0.4	(100)	0.7	0.4	75
Total	$(19.6)	(14.0)	40	$(34.0)	(35.7)	(5)

Acquisitions and dispositions Certain acquisition and disposition items that are not considered part of the ongoing activities of the business and are special in nature are consistently excluded from segment and non-GAAP results. These items are described below:

2022 Acquisitions and Dispositions
•Amortization expense for acquisition-related intangible assets was $37.4 million in the first nine months of 2022.
•We recognized $12.4 million in charges in Argentina in the first nine months of 2022 for expected payments to union workers of the Maco Transportadora and Maco Litoral businesses (together "Maco"). Although the Maco operations were acquired in 2017, formal antitrust approval was obtained in 2021, which triggered negotiation and approval of the expected payments in 2022.
•Net charges of $7.8 million for post-acquisition adjustments to indemnification assets related to previous business acquisitions.
•We incurred $2.9 million in integration costs, primarily related to PAI and G4S, in the first nine months of 2022.
•Transaction costs related to business acquisitions were $2.7 million in the first nine months of 2022.
•Restructuring costs related to acquisitions were $0.2 million in the first nine months of 2022.
•Compensation expense related to the retention of key PAI employees was $2.6 million in the first nine months of 2022.

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

Argentina highly inflationary impact Beginning in the third quarter of 2018, we designated Argentina's economy as highly inflationary for accounting purposes. As a result, Argentine peso-denominated monetary assets and liabilities are now remeasured at each balance sheet date to the currency exchange rate then in effect, with currency remeasurement gains and losses recognized in earnings. In addition, nonmonetary assets retain a higher historical basis when the currency is devalued. The higher historical basis results in incremental expense being recognized when the nonmonetary assets are consumed. In the first nine months of 2022, we recognized $27.1 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $24.4 million. In the first nine months of 2021, we recognized $8.8 million in pretax charges related to highly inflationary accounting, including currency remeasurement losses of $6.6 million. These amounts are excluded from segment and non-GAAP results.

Change in allowance estimate In the first quarter of 2022, we refined our global methodology of estimating the allowance for doubtful accounts. Our previous method to estimate currently expected credit losses in receivables (the allowance) was weighted significantly to a review of historical loss rates and specific identification of higher risk customer accounts. It also considered current and expected economic conditions, particularly the effects of the coronavirus (COVID-19) pandemic, in determining an appropriate allowance. As many of our regions begin to recover from the pandemic, we have re-assessed those earlier assumptions and estimates. Our updated method now also includes an estimated allowance for accounts receivable significantly past due in order to adjust for at-risk receivables not captured in our previous method. As part of the analysis under the updated estimation methodology, we noted an increase in accounts receivable significantly past due, particularly in the U.S., and we recorded an additional allowance of $16.7 million. In the second quarter and third quarter of 2022, the additional allowance was reduced by $0.7 million as a result of collections. Due to the fact that management has excluded these amounts when evaluating internal performance, we have excluded these amounts from segment and non-GAAP results.

Chile antitrust matter In the first nine months of 2022, we recognized an additional $1.1 million adjustment to our estimated loss related to a potential fine as a result of a change in currency rates. Due to the special nature of this matter, this charge has not been allocated to segment results and is excluded from non-GAAP results. See Note 14 for details.

Internal loss A former non-management employee in our U.S. global services operations embezzled funds from Brink's in prior years. In an effort to cover up the embezzlement, the former employee intentionally misstated the underlying accounts receivable subledger data. As a result, we estimated an increase to bad debt expense of $26.7 million through the end of 2020. In the first nine months of 2021, we recognized a decrease in bad debt expense of $3.5 million, primarily related to collection of these receivables. We also recognized $1.1 million of legal charges in the first nine months of 2021 as we attempted to collect additional insurance recoveries related to these receivable losses. In the first nine months of 2022, we did not incur any charges related to the internal loss. Due to the unusual nature of this internal loss and the related errors in the subledger data, along with the fact that management has excluded these amounts when evaluating internal performance, we have excluded these net charges from segment and non-GAAP results.

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

Our international operations conduct a majority of their business in local currencies. Because our financial results are reported in U.S. dollars, they are affected by changes in the value of various local currencies in relation to the U.S. dollar. Recent strengthening of the U.S. dollar relative to certain currencies has reduced some of our reported U.S. dollar revenues and operating profit and may continue through the end of 2022.

At September 30, 2022, Argentina's economy remains highly inflationary for accounting purposes. At September 30, 2022, we had net monetary assets denominated in Argentine pesos of $62.0 million (including cash of $66.4 million) and net nonmonetary assets of $162.8 million (including $99.8 million of goodwill, $1.7 million in equity securities denominated in Argentine pesos and $21.0 million in debt securities denominated in Argentine pesos).

During September 2019, the Argentine government announced currency controls on both companies and individuals. Under the exchange procedures implemented by the central bank, approval is required for many transactions, including dividend repatriation abroad.

We have previously elected to use other market mechanisms to convert Argentine pesos into U.S. dollars. Conversions under these other market mechanisms generally settle at rates that are less favorable than the rates at which we remeasure the financial statements of Brink’s Argentina. We did not have any such conversion losses in the nine months ended September 30, 2022 or September 30, 2021.

Although the Argentine government has implemented currency controls, Brink’s management continues to provide guidance and strategic oversight, including budgeting and forecasting for Brink’s Argentina. We continue to control our Argentina business for purposes of consolidation of our financial statements and continue to monitor the situation in Argentina.

Changes in exchange rates may also affect transactions that are denominated in currencies other than the functional currency. From time to time, we use short term foreign currency forward and swap contracts to hedge transactional risks associated with foreign currencies. At September 30, 2022, the notional value of our short term outstanding foreign currency forward and swap contracts was $460 million with average contract maturities of approximately one month. These short term foreign currency forward and swap contracts primarily offset exposures in the euro, the Mexican peso and the Chilean peso. Additionally, these short term contracts are not designated as hedges for accounting purposes, and accordingly, changes in their fair value are recorded immediately in earnings. At September 30, 2022, the fair value of our short term foreign currency contracts was a net asset of approximately $8.2 million, of which $10.7 million was included in prepaid expenses and other and $2.5 million was included in accrued liabilities on the condensed consolidated balance sheet. At December 31, 2021, the fair value of these foreign currency contracts was a net asset of approximately $1.9 million, of which $3.4 million was included in prepaid expenses and other and $1.5 million was included in accrued liabilities on the condensed consolidated balance sheet.

Amounts under these contracts were recognized in other operating income (expense) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021

Derivative instrument gains (losses) included in other operating income (expense)	$25.4	6.3	$58.4	14.5

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

At September 30, 2022, the notional value of this long term contract was $59 million with a weighted-average maturity of approximately 0.8 years. At September 30, 2022, the fair value of the long term cross currency swap contract was a $16.7 million net asset, of which $7.2 million is included in prepaid expenses and other and $9.5 million is included in other assets on the condensed consolidated balance sheet. At December 31, 2021, the fair value of the long term cross currency swap contract was a $26.3 million net asset, of which a $5.8 million asset is included in prepaid expenses and other and a $20.5 million asset is included in other assets on the condensed consolidated balance sheet.

Amounts under this contract were recognized in other operating income (expense) to offset transaction gains or losses and in interest expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021

Derivative instrument gains (losses) included in other operating income (expense)	$0.3	5.7	$(6.2)	0.1

Offsetting transaction gains ( losses)	(0.3)	(5.7)	6.2	(0.1)

Derivative instrument losses included in interest expense	(0.3)	(0.3)	(1.0)	(1.1)

Net derivative instrument gains (losses)	—	5.4	(7.2)	(1.0)

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

At September 30, 2022, the notional value of these cross currency swap contracts was $400 million with a remaining weighted average maturity of 2.4 years for the cross currency swaps maturing in May 2026 and a remaining weighted average maturity of 6.1 years for the cross currency swaps with maturity in April 2031. At September 30, 2022, the fair value of these currency swaps was a net asset of $11.3 million, of which $5.6 million was included in prepaid expenses and other and $5.7 million was included in other assets on the condensed consolidated balance sheet.

The effect of the amortization of the spot-forward difference on the net investment hedges cross currency swaps is included in interest expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021

Net derivative instrument gains included in interest expense	$(1.3)	(1.5)	(4.4)	(2.6)

See Note 1 to the condensed consolidated financial statements for a description of how we account for currency remeasurement for Argentine subsidiaries, beginning July 1, 2018 under the heading, "Argentina".

Other Operating Income (Expense)

Other operating income (expense) includes amounts included in segment results as well as income and expense not allocated to segments.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2022	2021	change	2022	2021	change
Foreign currency items:
Transaction losses	$(32.7)	(6.5)	unfav	$(73.4)	(19.8)	unfav
Derivative instrument gains	25.4	6.3	fav	58.4	14.5	fav
Gains (losses) on sale of property and other assets	(0.1)	—	unfav	1.4	(1.4)	fav
Impairment losses	(4.9)	(5.0)	(2)	(7.9)	(7.5)	5
Indemnification asset adjustments	(7.8)	—	unfav	(7.8)	—	unfav
Share in earnings of equity affiliates	0.5	0.3	67	1.3	0.7	86
Royalty income	2.1	1.5	40	7.2	4.0	80
Other gains	1.8	1.6	13	2.4	4.3	(44)
Other operating income (expense)	$(15.7)	(1.8)	unfav	$(18.4)	(5.2)	unfav
Other operating income (expense) was a $15.7 million expense in the third quarter of 2022 versus a $1.8 million expense in the prior year period. The change from the prior year period was primarily due to acquisition-related indemnification asset adjustments and higher net losses from foreign currency items in the current period.

Other operating income (expense) was a $18.4 million expense in the first nine months of 2022 versus a $5.2 million expense in the prior year period. The change from the prior year period was primarily due to acquisition-related indemnification asset adjustments and higher net losses from foreign currency items in the current period.

Nonoperating Income and Expense
Interest expense

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2022	2021	change	2022	2021	change
Interest expense	$34.7	27.6	26	$95.0	83.0	14

Interest expense was higher in the third quarter and first nine months of 2022 primarily due to higher borrowing levels to fund general corporate initiatives including the $200 million in share repurchases completed over the prior twelve months and other working capital needs.

Interest and other nonoperating income (expense)

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2022	2021	change	2022	2021	change
Interest income	$8.1	3.3	fav	$17.0	8.0	fav
Gain (loss) on equity securities	0.3	2.1	(86)	(0.2)	16.3	unfav
Foreign currency transaction gains (losses)	1.6	0.6	fav	3.9	0.5	fav
Retirement benefit cost other than service cost	(3.1)	(9.3)	(67)	(11.1)	(27.6)	(60)
Acquisition-related gains	—	0.4	(100)	—	0.4	(100)
Penalties and interest on non-income taxes(a)	—	—	—	—	(1.7)	(100)
Non-income taxes on intercompany billings(b)	(0.6)	(2.0)	(70)	(1.8)	(3.3)	(45)
Interest on non-income tax credits(c)	—	1.2	(100)	—	1.2	(100)
Earn-out liability adjustment(d)	—	—	—	—	1.3	(100)
Other	—	3.0	(100)	0.6	3.3	(82)
Interest and other nonoperating income (expense)	$6.3	(0.7)	fav	$8.4	(1.6)	fav

(a)Represents penalties and interest on non-income taxes that have not yet been paid.
(b)Certain of our Latin American subsidiaries incur non-income taxes related to the billing of intercompany charges. These intercompany charges do not impact the Latin America segment results and are eliminated in our consolidation.
(c)Represents interest on non-income tax credits related to our business operations in Brazil. In the third quarter of 2021, our Brazil operations received a favorable court decision related to non-income taxes paid in prior years and will be able to recover the overpayments, plus interest, by reducing payments on future tax obligations.
(d)Adjustment to the liability for contingent consideration pertaining to a 2019 business acquisition.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Continuing operations
Provision (benefit) for income taxes (in millions)	$8.5	22.9	$(3.3)	59.2
Effective tax rate	27.3%	49.9%	(2.5%)	47.5%

Valuation Allowance-Tax Credits
In the first quarter of 2022, we concluded that it is more likely than not that a substantial amount of the U.S. deferred tax assets for U.S. foreign tax credit and general business credit carryforwards that previously required a valuation allowance would be realized. Our conclusion was based upon an analysis of the final foreign tax credit regulations that the U.S. Treasury published in the Federal Register on January 4, 2022. Based upon this analysis, we determined a significant amount of the post-2021 foreign withholding taxes will now be ineligible for U.S. foreign income tax credit treatment and therefore we are forecasting that Brink’s U.S. operations will no longer annually be generating new foreign tax credits in excess of its annual foreign tax credit utilization limit. As a result, we expect to be able to utilize a substantial amount of our foreign tax credit and general business tax credit carryforwards to offset future tax prior to their expiration. Accordingly, we reversed a substantial amount of our valuation allowance on our net U.S. deferred tax assets, resulting in a $52.8 million benefit in our provision for income taxes for the nine months ended September 30, 2022. Due to the novel approach that the final regulations impose, it is possible that further developments in foreign country or U.S. tax laws could occur and may require us to change our assessment of the ultimate amounts we consider more-likely-than-not to be realized.

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

Noncontrolling Interests

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2022	2021	change	2022	2021	change
Net income attributable to noncontrolling interests	$3.4	4.0	(15)	$9.3	9.7	(4)

The decrease in net income attributable to noncontrolling interests in the three months ended September 30, 2022, is primarily attributable to lower third quarter 2022 operating results reported by certain subsidiaries that are not wholly-owned. The net income attributable to noncontrolling interests in the nine months ended September 30, 2022 is consistent with the net income attributable to noncontrolling interests in the nine months ended September 30, 2021.

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

	YTD '22			YTD '21
(In millions, except for percentages)	Pre-tax income	Income taxes	Effective tax rate	Pre-tax income	Income taxes	Effective tax rate
Effective Income Tax Rate(a)
GAAP	$131.8	(3.3)	(2.5)%	$124.6	59.2	47.5%
Retirement plans(d)	6.5	2.1		20.3	4.9
Reorganization and restructuring(b)	34.0	6.1		35.7	9.2
Acquisitions and dispositions(b)	63.1	14.5		52.6	3.4
Argentina highly inflationary impact(b)	29.0	(0.5)		8.8	(0.9)
Change in allowance estimate(b)	16.0	3.8		—	—
Valuation allowance on tax credits(e)	—	52.8		—	—
Chile antitrust matter(b)	1.1	0.3		9.5	—
Internal loss(b)	—	—		(2.4)	(0.8)
Income tax rate adjustment(c)	—	14.5		—	8.6
Non-GAAP	$281.5	90.3	32.1%	$249.1	83.6	33.6%

Amounts may not add due to rounding.

(a)From continuing operations.
(b)See “Other Items Not Allocated To Segments” on pages 44–46 for details. We do not consider these items to be reflective of our operating performance as they result from events and circumstances that are not a part of our core business.
(c)Non-GAAP income from continuing operations and non-GAAP EPS have been adjusted to reflect an effective income tax rate in each interim period equal to the full-year non-GAAP effective income tax rate. The full-year non-GAAP effective tax rate is estimated at 32.1% for 2022 and was 33.6% for 2021.
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

Non-GAAP Results Reconciled to GAAP

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for percentages and per share amounts)	2022	2021	2022	2021
Revenues:
GAAP	$1,136.7	1,075.5	$3,344.6	3,102.0
Non-GAAP	$1,136.7	1,075.5	$3,344.6	3,102.0

Operating profit:
GAAP	$59.5	74.2	$218.4	209.2
Reorganization and restructuring(b)	19.6	14.0	34.0	35.7
Acquisitions and dispositions(b)	35.7	16.6	66.3	55.8
Argentina highly inflationary impact(b)	12.0	2.3	27.1	8.8
Change in allowance estimate(b)	(0.3)	—	16.0	—
Chile antitrust matter(b)	0.3	9.5	1.1	9.5
Internal loss(b)	—	(0.7)	—	(2.4)
Non-GAAP	$126.8	115.9	$362.9	316.6

Operating margin:
GAAP margin	5.2%	6.9%	6.5%	6.7%
Non-GAAP margin	11.2%	10.8%	10.9%	10.2%

Interest expense:
GAAP	$(34.7)	(27.6)	$(95.0)	(83.0)
Acquisitions and dispositions(b)	0.3	0.3	1.0	1.1
Non-GAAP	$(34.4)	(27.3)	$(94.0)	(81.9)

Interest and other nonoperating income (expense):
GAAP	$6.3	(0.7)	$8.4	(1.6)
Retirement plans(d)	1.6	7.2	6.5	20.3
Acquisitions and dispositions(b)	(1.8)	(3.3)	(4.2)	(4.3)
Argentina highly inflationary impact(b)	0.4	—	1.9	—
Non-GAAP	$6.5	3.2	$12.6	14.4

Provision (benefit) for income taxes:
GAAP	$8.5	22.9	$(3.3)	59.2
Retirement plans(d)	0.7	1.2	2.1	4.9
Reorganization and restructuring(b)	3.8	3.9	6.1	9.2
Acquisitions and dispositions(b)	12.7	1.2	14.5	3.4
Argentina highly inflationary impact(b)	—	(0.3)	(0.5)	(0.9)
Change in allowance estimate(b)	(0.1)	—	3.8	—
Valuation allowance on tax credits(e)	(2.2)	—	52.8	—
Chile antitrust matter(b)	0.1	—	0.3	—
Internal loss(b)	—	(0.1)	—	(0.8)
Income tax rate adjustment(c)	8.2	2.0	14.5	8.6
Non-GAAP	$31.7	30.8	$90.3	83.6

Net income (loss) attributable to noncontrolling interests:
GAAP	$3.4	4.0	$9.3	9.7
Retirement plans(d)	—	—	0.1	—
Reorganization and restructuring(b)	—	—	—	0.5
Acquisitions and dispositions(b)	0.3	0.2	0.8	0.6
Income tax rate adjustment(c)	(0.3)	(0.3)	(0.8)	(0.6)
Non-GAAP	$3.4	3.9	$9.4	10.2

Amounts may not add due to rounding.

See page 50 for footnote explanations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for percentages and per share amounts)	2022	2021	2022	2021
Income (loss) from continuing operations attributable to Brink's:
GAAP	$19.2	19.0	$125.8	55.7
Retirement plans(d)	0.9	6.0	4.3	15.4
Reorganization and restructuring(b)	15.8	10.1	27.9	26.0
Acquisitions and dispositions(b)	21.2	12.2	47.8	48.6
Argentina highly inflationary impact(b)	12.4	2.6	29.5	9.7
Change in allowance estimate(b)	(0.2)	—	12.2	—
Valuation allowance on tax credits(e)	2.2	—	(52.8)	—
Chile antitrust matter(b)	0.2	9.5	0.8	9.5
Internal loss(b)	—	(0.6)	—	(1.6)
Income tax rate adjustment(c)	(7.9)	(1.7)	(13.7)	(8.0)
Non-GAAP	$63.8	57.1	$181.8	155.3

Diluted EPS:
GAAP	$0.41	0.38	$2.63	1.11
Retirement plans(d)	0.02	0.12	0.09	0.31
Reorganization and restructuring(b)	0.33	0.20	0.58	0.52
Acquisitions and dispositions(b)	0.45	0.24	1.00	0.96
Argentina highly inflationary impact(b)	0.26	0.05	0.62	0.19
Change in allowance estimate(b)	—	—	0.26	—
Valuation allowance on tax credits(e)	0.05	—	(1.10)	—
Chile antitrust matter(b)	—	0.19	0.02	0.19
Internal loss(b)	—	(0.01)	—	(0.03)
Income tax rate adjustment(c)	(0.17)	(0.03)	(0.29)	(0.16)
Non-GAAP	$1.34	1.14	$3.80	3.08

Amounts may not add due to rounding.

See page 50 for footnote explanations.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows from operating activities decreased by $73.1 million in the first nine months of 2022 as compared to the first nine months of 2021. Cash used for investing activities decreased by $278.2 million in the first nine months of 2022 compared to the first nine months of 2021. We financed our liquidity needs in the first nine months of 2022 with existing cash and cash flows from long-term debt.

Operating Activities

	Nine Months Ended September 30,		$
(In millions)	2022	2021	change
Cash flows from operating activities
Operating activities - GAAP	$200.5	273.6	(73.1)
(Increase) decrease in restricted cash held for customers	4.4	(12.7)	17.1
(Increase) decrease in certain customer obligations(a)	(4.0)	(10.0)	6.0
G4S intercompany payments	—	2.6	(2.6)
Operating activities - non-GAAP	$200.9	253.5	(52.6)

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

GAAP
Cash flows from operating activities decreased by $73.1 million in the first nine months of 2022 compared to the same period in 2021. The decrease was attributed to working capital changes, higher amounts paid for income taxes (we had $101.6 million in cash payments for taxes in 2022 as compared to $55.9 million in 2021), changes in customer obligations related to certain of our secure cash management services operations (certain customer obligations increased by $4.0 million in 2022 compared to an increase of $10.0 million in 2021), and restricted cash held for customers (restricted cash held for customers decreased by $4.4 million in 2022 compared to a increase of $12.7 million in 2021), offset by higher operating profit.

Non-GAAP
Non-GAAP cash flows from operating activities decreased by $52.6 million in the first nine months of 2022 as compared to the same period in 2021. The decrease was attributed to working capital changes and higher amounts paid for income taxes, offset by higher operating profit.

Investing Activities

	Nine Months Ended September 30,		$
(In millions)	2022	2021	change
Cash flows from investing activities
Capital expenditures	$(131.5)	(113.7)	(17.8)
Acquisitions, net of cash acquired	(14.2)	(313.6)	299.4
Marketable securities:
Purchases	(18.3)	(2.7)	(15.6)
Sales	7.7	34.8	(27.1)
Proceeds from sale of property and equipment	3.3	5.7	(2.4)
Proceeds from settlement of cross currency swap	64.3	—	64.3
Acquisition of customer contracts	—	(0.8)	0.8
Net change in loans held for investment	(23.3)	—	(23.3)
Other	(0.1)	—	(0.1)
Investing activities	$(112.1)	(390.3)	278.2

Cash used by investing activities decreased by $278.2 million in the first nine months of 2022 versus the first nine months of 2021. The decrease was primarily due to decreased payments related to the G4S and PAI acquisitions in 2021 and proceeds from the settlement of the euro cross currency swaps, as discussed in Note 8, offset by increases in cash used for the net purchase and sales of marketable securities and net change in loans held for investment, as discussed in Note 13.

Capital expenditures and depreciation and amortization were as follows:

	Nine Months Ended September 30,		$	Full Year
(In millions)	2022	2021	change	2021
Property and equipment acquired during the period
Capital expenditures:(a)
North America	$29.6	27.5	2.1	40.4
Latin America	39.0	27.3	11.7	45.0
Europe	32.8	36.7	(3.9)	50.6
Rest of World	25.5	18.1	7.4	26.0
Corporate	4.6	4.1	0.5	5.9
Capital expenditures - GAAP and non-GAAP	$131.5	113.7	17.8	167.9

Financing leases:(b)
North America	$30.1	34.9	(4.8)	50.6
Latin America	8.8	5.7	3.1	14.2
Europe	4.7	17.0	(12.3)	20.6
Rest of World	0.1	0.1	—	0.5
Financing leases - GAAP and non-GAAP	$43.7	57.7	(14.0)	85.9

Total:
North America	$59.7	62.4	(2.7)	91.0
Latin America	47.8	33.0	14.8	59.2
Europe	37.5	53.7	(16.2)	71.2
Rest of World	25.6	18.2	7.4	26.5
Corporate	4.6	4.1	0.5	5.9
Total property and equipment acquired	$175.2	171.4	3.8	253.8

Depreciation and amortization(a)
North America	$51.6	51.0	0.6	68.7
Latin America	36.8	34.2	2.6	46.2
Europe	27.8	30.7	(2.9)	41.4
Rest of World	17.7	17.5	0.2	23.2
Corporate	6.4	7.2	(0.8)	9.7
Depreciation and amortization - non-GAAP	$140.3	140.6	(0.3)	189.2
Argentina highly inflationary impact	2.1	1.6	0.5	2.2
Reorganization and Restructuring	0.1	0.5	(0.4)	0.3
Acquisitions and dispositions	—	0.1	(0.1)	0.1
Amortization of intangible assets	37.4	35.3	2.1	47.7
Depreciation and amortization - GAAP	$179.9	178.1	1.8	239.5

(a)Incremental depreciation related to highly inflationary accounting in Argentina, accelerated depreciation related to restructuring activities and acquisition-related integration activities, and amortization of acquisition-related intangible assets have been excluded from non-GAAP amounts.
(b)Represents the amount of property and equipment acquired using financing leases.  Because the assets are acquired without using cash, the acquisitions are not reflected in the condensed consolidated statements of cash flows.  Amounts are provided here to assist in the comparison of assets acquired in the current year versus prior years.

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

Our reinvestment ratio, which we define as the annual amount of property and equipment acquired during the period divided by the annual amount of depreciation, was 1.4 for the 12 months ending September 30, 2022 compared to 1.2 for the 12 months ending September 30, 2021.

Capital expenditures in the first nine months of 2022 were primarily for cash devices, information technology, armored vehicles and machinery and equipment.

Financing Activities

	Nine Months Ended September 30,		$
(In millions)	2022	2021	change
Cash flows from financing activities
Borrowings and repayments:
Short-term borrowings	$11.5	(5.9)	17.4
Long-term revolving credit facilities, net	217.0	405.8	(188.8)
Other long-term debt, net	149.5	(84.4)	233.9
Borrowings (repayments)	378.0	315.5	62.5

Acquisition of noncontrolling interest	(7.8)	—	(7.8)
Debt financing costs	(5.5)	(0.4)	(5.1)
Repurchase shares of Brink's common stock	(27.3)	(50.0)	22.7
Dividends to:
Shareholders of Brink’s	(28.3)	(27.3)	(1.0)
Noncontrolling interests in subsidiaries	(6.9)	(5.0)	(1.9)
Acquisition-related financing activities:
Settlement of acquisition related contingencies	—	6.3	(6.3)
Payment of acquisition-related obligation	(2.8)	(3.9)	1.1
Proceeds from exercise of stock options	—	2.3	(2.3)
Tax withholdings associated with share-based compensation	(10.2)	(5.5)	(4.7)
Other	2.7	2.6	0.1
Financing activities	$291.9	234.6	57.3

Debt borrowings and repayments
Cash flows from financing activities increased by $57.3 million in the first nine months of 2022 compared to the first nine months of 2021 as net borrowings increased compared to the prior nine month period.

Dividends
We paid dividends to Brink’s shareholders of $0.60 per share or $28.3 million in the first nine months of 2022 compared to $0.55 per share or $27.3 million in the first nine months of 2021. Future dividends are dependent on our earnings, financial condition, shareholders’ equity levels, our cash flow and business requirements, as determined by the Board of Directors.

Reconciliation of Net Debt to U.S. GAAP Measures

	September 30,	December 31,
(In millions)	2022	2021
Debt:
Short-term borrowings	$20.7	9.8
Long-term debt	3,351.0	2,956.9
Total Debt	3,371.7	2,966.7

Less:
Cash and cash equivalents	1,019.0	710.3
Amounts held by Cash Management Services operations(a)	(38.1)	(34.7)
Cash and cash equivalents available for general corporate purposes	980.9	675.6

Net Debt(b)	$2,390.8	2,291.1
(a)Title to cash received and processed in certain of our secure Cash Management Services operations transfers to us for a short period of time. The cash is generally credited to customers’ accounts the following day and we do not consider it as available for general corporate purposes in the management of our liquidity and capital resources and in our computation of Net Debt.
(b)Included within Net Debt is net cash from our Argentina operations of $67 million at September 30, 2022 and $54 million at December 31, 2021 (see Note 1 to the condensed consolidated financial statements for a discussion of currency controls in Argentina).

Net Debt is a supplemental non-GAAP financial measure that is not required by or presented in accordance with GAAP. We use Net Debt as a measure of our financial leverage. We believe that investors also may find Net Debt to be helpful in evaluating our financial leverage. Net Debt should not be considered as an alternative to Debt determined in accordance with GAAP and should be reviewed in conjunction with our condensed consolidated balance sheets. Set forth above is a reconciliation of Net Debt, a non-GAAP financial measure, to Debt, which is the most directly comparable financial measure calculated and reported in accordance with GAAP, as of September 30, 2022, and December 31, 2021.

Net Debt increased by $100 million primarily to fund general corporate initiatives including the $200 million in share repurchases completed over the prior twelve months and other working capital needs.

Liquidity Needs
Our liquidity needs include not only the working capital requirements of our operations but also investments in our operations, business development activities, payments on outstanding debt, dividend payments and share repurchases.

Our liquidity needs are typically financed by cash from operations, short-term debt and the available borrowing capacity under our Revolving Credit Facility (our debt facilities are described in more detail in Note 9 to the condensed consolidated financial statements, including certain limitations and considerations related to the cash and borrowing capacity). As of September 30, 2022, $320 million was available under the Revolving Credit Facility. Based on our current cash on hand, cash generated from operations, and amounts available under our credit facilities, we believe that we will be able to meet our liquidity needs for the next 12 months.

Limitations on dividends from foreign subsidiaries. A significant portion of our operations are outside the U.S. which may make it difficult or costly to repatriate cash for use in the U.S.  See “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2021, for more information on the risks associated with having businesses outside the U.S.

Our conclusion that we will be able to fund our cash requirements for the next 12 months by using existing capital resources, cash on hand, and cash generated from operations does not take into account any potential material worsening of economic conditions as a result of the ongoing COVID-19 pandemic, and material increases in inflation, that would adversely affect our business. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if events, including economic disruptions, arising from the ongoing COVID-19 pandemic worsen, or if other economic conditions change, such as material increases in inflation, from those currently prevailing or from those now anticipated, such as higher inflation or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business, including material negative changes in the health and welfare of our employees or changes in the condition of our customers or suppliers, and the operating performance or financial results of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:
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

During the third quarter ended September 30, 2022, we used $27.3 million to repurchase, in the open market, 501,560 shares at an average repurchase price of $54.36 per share. These shares were retired upon repurchase. At September 30, 2022, $223 million remained available under the 2021 Repurchase Program.

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
•Addition of new participants (historically immaterial due to freezing of pension benefits and exit from coal business)
•Mortality rates
•Change in laws

Funded Status of U.S. Retirement Plans
	Actual	Actual	Projected
(In millions)	2021	Nine Months 2022	4th Quarter 2022	2023	2024	2025	2026

Primary U.S. pension plan
Beginning funded status	$(151.1)	(65.8)	(46.3)	(42.6)	(18.2)	8.8	38.6
Net periodic pension credit(a)	26.5	19.5	6.5	27.1	29.5	31.1	32.3
Benefit plan experience gain (loss)	58.8	—	(2.8)	(2.7)	(2.5)	(1.3)	(1.6)
Ending funded status	$(65.8)	(46.3)	(42.6)	(18.2)	8.8	38.6	69.3

UMWA plans
Beginning funded status	$(272.1)	(219.4)	(216.3)	(216.5)	(214.7)	(213.6)	(213.3)
Net periodic postretirement cost(a)	2.5	2.1	0.8	1.8	1.1	0.3	(0.4)
Benefit plan experience gain	50.2	—	—	—	—	—	—
Other	—	1.0	(1.0)	—	—	—	—
Ending funded status	$(219.4)	(216.3)	(216.5)	(214.7)	(213.6)	(213.3)	(213.7)

Black lung plans
Beginning funded status	$(105.0)	(101.3)	(96.9)	(94.1)	(87.3)	(80.9)	(75.0)
Net periodic postretirement cost(a)	(2.3)	(2.0)	(0.7)	(2.4)	(2.2)	(2.1)	(1.9)
Payment from Brink’s	7.9	6.4	3.5	9.2	8.6	8.0	7.4
Benefit plan experience loss	(1.9)	—	—	—	—	—	—
Ending funded status	$(101.3)	(96.9)	(94.1)	(87.3)	(80.9)	(75.0)	(69.5)

(a)Excludes amounts reclassified from accumulated other comprehensive income (loss).

Primary U.S. Pension Plan
Pension benefits provided to eligible U.S. employees were frozen on December 31, 2005, and are not provided to employees hired after 2005 or to those covered by a collective bargaining agreement. We did not make cash contributions to the primary U.S. pension plan in 2021 or the first nine months of 2022. There are approximately 10,800 beneficiaries in the plan.

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

Summary of Expenses Related to All U.S. Retirement Liabilities through 2026

This table summarizes actual and projected expense related to U.S. retirement liabilities.

	Actual	Actual	Projected
(In millions)	2021	Nine Months	4th Quarter 2022	FY2022	2023	2024	2025	2026
Primary U.S. pension plan	$7.4	(1.5)	(0.4)	(1.9)	(6.5)	(13.8)	(18.1)	(21.1)
UMWA plans	10.3	2.1	0.4	2.5	5.1	5.2	5.4	10.4
Black lung plans	10.9	7.4	2.4	9.8	9.4	8.8	8.1	7.5
Total	$28.6	8.0	2.4	10.4	8.0	0.2	(4.6)	(3.2)

Summary of Payments from Brink’s to U.S. Plans and Payments from U.S. Plans to Participants through 2026

This table summarizes actual and projected payments from Brink’s to U.S. retirement plans and from the plans to participants.

	Actual	Actual	Projected
(In millions)	2021	Nine Months 2022	4th Quarter 2022	FY2022	2023	2024	2025	2026
Payments from Brink’s to U.S. Plans
Black lung plans	$7.9	6.4	3.5	9.9	9.2	8.6	8.0	7.4
Total	$7.9	6.4	3.5	9.9	9.2	8.6	8.0	7.4

Payments from U.S. Plans to participants
Primary U.S. pension plan	$46.3	33.3	14.1	47.4	47.4	47.3	47.2	47.2
UMWA plans	22.9	18.0	8.6	26.6	26.5	26.2	26.0	25.6
Black lung plans	7.9	6.4	3.5	9.9	9.2	8.6	8.0	7.4
Total	$77.1	57.7	26.2	83.9	83.1	82.1	81.2	80.2

Contingent Matters
See Note 14 to the condensed consolidated financial statements for information about contingent matters at September 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We serve customers in more than 100 countries, including 53 countries where we operate subsidiaries. These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. In addition, we consume various commodities in the normal course of business, exposing us to the effects of changes in the prices of such commodities. These financial and commodity exposures are monitored and managed by us as an integral part of our overall risk management program. Our risk management program seeks to reduce the potentially adverse effects that the volatility of certain markets may have on our operating results. We have not had any material change in our market risk exposures in the nine months ended September 30, 2022.

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
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-looking information
This document contains both historical and forward-looking information. Words such as “anticipates,” “assumes,” “estimates,” “expects,” “projects,” “predicts,” “intends,” “plans,” “potential,” “believes,” “could,” “may,” “should” and similar expressions may identify forward looking information. Forward-looking information in this document includes, but is not limited to, statements concerning: the impact of the ongoing COVID-19 pandemic on our business, employees, customers, operating results and financial position; difficulty in repatriating cash; continued strengthening of the U.S. dollar; anticipated costs of our reorganization and restructuring activities, including 2022 global restructuring activities; our ability to consummate acquisitions and integrate their operations successfully; collection of receivables related to the internal loss in the U.S. global services operations; support for our Venezuela business; changes in allowance calculation methods; the impact of foreign currency forward and swap contracts; our effective tax rate; the ability to meet liquidity needs; expenses and payouts for the U.S. retirement plans and the funded status of the primary pension plan; expected liability for and future contributions to the UMWA plans; liability for black lung obligations; the effect of pending legal matters, including the Chile antitrust matter; the impacts of the operating environment in Argentina; and expected future payments under contractual obligations. Forward-looking information in this document is subject to known and unknown risks, uncertainties, and contingencies, which are difficult to quantify and which could cause actual results, performance or achievements to differ materially from those that are anticipated.

These risks, uncertainties and contingencies, many of which are beyond our control, include, but are not limited to:

•our ability to improve profitability and execute further cost and operational improvements and efficiencies in our core businesses;
•our ability to improve service levels and quality in our core businesses;
•market volatility and commodity price fluctuations;
•general economic issues, including supply chain disruptions, fuel price increases, inflation and changes in interest rates;
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about common stock repurchases by the Company during the quarter ended September 30, 2022:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1 through
July 31, 2022	—	$—	—	$250,000,000

August 1 through
August 31, 2022	156,722	(1)	156,722	240,969,460

September 1 through
September 30, 2022	344,838	(1)	501,560	222,736,436

(1)In the fourth quarter of 2021, we entered into a $250 million share repurchase program that expires on December 31, 2023. Shares repurchases under this program may be made in the open market, in privately negotiated transactions, or otherwise. In July 2022, the Company entered into an agreement to repurchase shares of common stock in the open market. In the third quarter of 2022, a total of 501,560 shares of common stock was repurchased for an aggregate of $27.3 million and an average price of $54.36 per share.

Item 6.  Exhibits

Exhibit
Number

31.1
Certification of Mark Eubanks, President and Chief Executive Officer (Principal Executive Officer) of The Brink’s Company, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Kurt B. McMaken, Executive Vice President and Chief Financial Officer (Principal Financial Officer) of The Brink’s Company, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Mark Eubanks, President and Chief Executive Officer (Principal Executive Officer) of The Brink’s Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Kurt B. McMaken, Executive Vice President and Chief Financial Officer (Principal Financial Officer) of The Brink’s Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2022, furnished in Inline eXtensible Business Reporting Language (iXBRL)). The instance document does not appear in the interactive data file because its iXBRL tags are embedded within the iXBRL document.

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets at September 30, 2022, and December 31, 2021, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021, (iv) the Condensed Consolidated Statements of Equity for the nine months ended September 30, 2022 and 2021, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 and (vi) the Notes to the Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRINK’S COMPANY

October 26, 2022	By: /s/ Kurt B. McMaken
Kurt B. McMaken
(Executive Vice President and
Chief Financial Officer)
(principal financial officer)